Form 10-K
period 2005-12-31
SUNPOWER CORP
filed 2006-03-24
CIK 867773

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number

000-51593

SunPower Corporation

(Exact Name of Registrant as Specified in Its Charter)

Delaware	94-3008969
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

430 Indio Way, Sunnyvale, CA	94085
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s Telephone Number, Including Area Code: (408) 991-0900

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Class A Common Stock	NASDAQ

Securities registered pursuant to Section 12(g) of the Act:

Class A Common Stock, $.001 par value

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 of Section 15(d) of the Act. Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant on March 1, 2006 was $399.1 million. Such aggregate market value was computed by reference to the closing price of the common stock as reported on the Nasdaq National Market on March 1, 2006. For purposes of determining this amount only, the registrant has defined affiliates as including the executive officers and directors of registrant on March 1, 2006.

The number of shares outstanding of the registrant’s Common Stock as of March 1, 2006 was 9,056,212.

DOCUMENTS INCORPORATED BY REFERENCE

Parts of the Proxy Statement for registrant’s Annual Meeting of Stockholders for the fiscal year ended January 1, 2006 are incorporated by reference in Items 10, 11, 12, 13 and 14 of Part III of this Annual Report on Form 10-K.

This Annual Report on Form 10-K of SunPower Corporation and its subsidiaries (“SunPower” or the “Company”, “Us”, “We” or “Our”) contains forward-looking statements. All statements in this Annual Report on Form 10-K, including those made by the management of SunPower, other than statements of historical fact, are forward-looking statements. These forward-looking statements are made pursuant to safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Examples of forward-looking statements include statements regarding SunPower’s future financial results, operating results, business strategies, projected costs, products, competitive positions, management’s plans and objectives for future operations, and industry trends. These forward-looking statements are based on management’s estimates, projections and assumptions as of the date hereof and include the assumptions that underlie such statements. Forward-looking statements may contain words such as “may,” “will,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” and “continue,” the negative of these terms, or other comparable terminology. Any expectations based on these forward-looking statements are subject to risks and uncertainties and other important factors, including those discussed below and in the section titled “Trends, Risks and Uncertainties.” Other risks and uncertainties are disclosed in SunPower’s prior Securities and Exchange Commission (“SEC”) filings. These and many other factors could affect SunPower’s future financial condition and operating results and could cause actual results to differ materially from expectations based on forward-looking statements made in this document or elsewhere by SunPower or on its behalf. SunPower undertakes no obligation to revise or update any forward-looking statements.

The following information should be read in conjunction with the Consolidated Financial Statements and the accompanying Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K. All references to fiscal year apply to SunPower’s fiscal year which ends on the Sunday closest to December 31.

PART I

ITEM 1: BUSINESS

Company Overview

We design, develop, manufacture and market solar electric power products, or solar power products based on our proprietary processes and technologies. We have spent more than 15 years developing high performance solar cells, which are semiconductor devices that directly convert sunlight into electricity. We believe our solar cells have the highest conversion efficiency, a measurement of the amount of sunlight converted by the solar cell into electricity, available for the mass market. We also believe our solar cells provide the following benefits compared with conventional solar cells:

•	Superior performance, including the ability to generate up to 50% more power per unit area;

•	Superior aesthetics, with our uniformly black surface design which eliminates highly visible reflective grid lines and metal interconnect ribbons; and

•	Efficient use of silicon, a key raw material used in the manufacture of solar cells.

We offer solar power products including solar cells, solar panels and inverters which convert sunlight to electricity compatible with the utility network. Our initial solar sales efforts have been focused on residential and commercial applications where the high performance and superior aesthetics of our solar power products provide compelling customer benefits. We sell our products in many countries, principally in regions where government incentives have accelerated solar power adoption.

We produce our solar cells at our manufacturing facility in the Philippines. Our solar panels are assembled for us by a third-party subcontractor in China. We currently operate three 25 megawatts per year solar cell production lines in the Philippines and we are adding an additional production line, which is expected to increase the total production capacity to over 108 megawatts per year by the end of 2006. We currently sell our solar power products to system integrators and original equipment manufacturers, or OEMs.

In addition, we offer imaging detectors based on our solar power technology primarily for medical imaging applications. Our imaging detectors are manufactured for us by Cypress Semiconductor Corporation (“Cypress”) and are processed and tested in our Sunnyvale, California facility. We sell our imaging detectors to OEMs. We also offer infrared detectors based on our high performance all back contact technology primarily for use in computing and mobile phone applications.

We commenced commercial production of our solar cells in late 2004. We generated total combined revenue of $10.9 million in fiscal 2004 and total revenue of $78.7 million in fiscal 2005. We have incurred net losses since inception, including a net loss of $15.8 million for the year ended December 31, 2005, and as of December 31, 2005, we had an accumulated deficit of approximately $58.5 million.

Corporate History

We were incorporated in 1985 by Dr. Richard Swanson to develop and commercialize high-efficiency photovoltaic, or solar, cell technology. Our solar cells were initially used in solar concentrator systems, which concentrate sunlight using reflective dish systems. From 1988 to 2000, we focused our efforts on developing our high-efficiency solar cells and marketing our infrared detectors. In 2001, NASA used our solar cells in the Helios solar-powered airplane to achieve a world record powered-flight altitude of 96,863 feet. The initial public offering of our class A common stock occurred in November 2005, at which time our class A common stock commenced trading on the Nasdaq National Market.

Our headquarters are located at 430 Indio Way, Sunnyvale, CA 94085 and our telephone number is (408) 991-0900. Our website is www.sunpowercorp.com. SunPower is our registered trademark and the SunPower logo is our trademark. This Annual Report on Form 10-K also includes trade names, trademarks and service marks of other companies and organizations.

Relationship with Cypress

Cypress made a significant investment in us in 2002. On November 9, 2004, Cypress completed a reverse triangular merger with us in which all of the outstanding minority equity interest of SunPower was retired, effectively giving Cypress 100% ownership of all of our then outstanding shares of capital stock but leaving our unexercised warrants and options outstanding.

After completion of our initial public offering in November 2005 Cypress holds, in the aggregate, 52,033,287 shares of class B common stock, representing approximately 85% of our total outstanding shares of common stock. Cypress also holds approximately 98% of the voting power of our total outstanding capital stock, as our class B common stock has 8 votes per share compared to one vote per share for our class A common. Cypress may convert into class A common stock at any time. Cypress has advised us that it does not have any current plans to distribute to its stockholders the shares of our class B common stock that it beneficially owns, although it may elect to effect such a distribution in the future. However, Cypress has agreed not to sell or distribute any of its shares of our common stock without the prior consent of Credit Suisse First Boston LLC and Lehman Brothers Inc. until 270 days after November 16, 2005 (the date of our final prospectus for our IPO).

We have entered into various agreements with Cypress including a master separation agreement, an employee matters agreement, a tax sharing agreement, a master transition services agreement, a wafer manufacturing agreement, a lease for certain manufacturing assets, an investor rights agreement, and an indemnification and insurance matters agreement. Our lease of a Cypress facility which we use for manufacturing in the Philippines contains an option for us to purchase the facility. See the section entitled “Certain Relationships and Related Transactions” in the proxy statement for our 2006 Annual Meeting of Stockholders (the “Proxy Statement”), which is incorporated herein by reference.

Under the terms of the master transition services agreement, we will pay Cypress for the services provided to us, at Cypress’ cost or at the rate negotiated with Cypress for a period of three years following November 22, 2005 or upon a change of control, whichever occurs first. Under the terms of our lease agreement, we will pay

Cypress at a rate equal to the cost to Cypress for the lease of our Philippines facility until the earlier of 10 years after November 22, 2005 or a change of control of our company. Thereafter, we will pay market rate rent for the facility for the remainder of the 15-year lease. Under the terms of the wafer manufacturing agreement, we pay Cypress to make infrared and imaging detector products for us at prices consistent with the then current Cypress transfer pricing, which is equal to the forecasted cost to Cypress to manufacture the wafers for the next three years or until a change of control of our company. See the section entitled “Certain Relationships and Related Transactions” In the Proxy Statement, which is incorporated herein by reference.

Cypress designs, develops, manufactures and markets a broad range of silicon-based products and solutions for various markets including consumer, computation, data communications, automotive and industrial. Leveraging a strong commitment to customer service and performance-based process and manufacturing expertise, Cypress’ product portfolio includes a selection of wired and wireless universal serial bus devices, complementary metal oxide semiconductor image sensors, timing solutions, network search engines, specialty memories, high-bandwidth synchronous and micro-power memory products, optical solutions, reconfigurable mixed-signal arrays. Cypress stock is traded on the New York Stock Exchange under the symbol “CY.”

Research and Development

We engage in extensive research and development efforts to improve solar cell efficiency and reduce manufacturing cost and complexity. Our goal is to increase efficiency in order to maintain our competitive advantage. Our research and development organization works closely with our manufacturing facility, our equipment suppliers and our customers to improve our solar cell design and lower manufacturing costs. In addition, we have dedicated employees who work closely with our current and potential suppliers of silicon ingots (a key raw material used in the manufacture of our solar cells) to develop specifications that meet our standards and ensure the high quality we require, while at the same time controlling costs. See “Risk Factors—We are currently experiencing an industry-wide shortage of polysilicon. The prices that we pay for polysilicon have increased recently and we expect these price increases to continue, which may constrain our revenue growth and decrease our gross margins and profitability” and “The steps we have taken to increase the efficiency of our polysilicon utilization are unproven at volume production levels and may not enable us to realize the cost reductions we anticipate.”

Our research and development expenditures were approximately $6.5 million for the year ended December 31, 2005. We are a party to government contracts that enable us to more rapidly develop new technologies and pursue additional research opportunities while helping to offset our research and development expense. We recently entered into a cost-sharing research and development project with the National Renewable Energy Laboratory to fund the design of our next generation solar panels. Payments received under this contract help offset our research and development expense. This contract is expected to fund approximately $1.0 million per year of our research and development expense through May 2008. In the year ended December 31, 2005, funding from government contracts offset our research and development expense by approximately 7%.

Public Policy Considerations

Different policy mechanisms have been used by governments to accelerate the adoption of solar power. Examples of customer-focused financial mechanisms include capital cost rebates, feed-in tariffs, tax credits and net metering. Capital cost rebates provide money to customers depending on the size of a customer’s solar power system. Feed-in tariffs require utilities to pay customers for solar power system generation based on kilowatt-hours produced, at a rate generally guaranteed for a period of time. Tax credits reduce a customer’s taxes at the time the taxes are due. In the United States and other countries, net metering has often been used as a supplemental program in conjunction with other policy mechanisms. Under net metering, a customer can generate more energy than used, during which periods the electricity meter will spin backwards. During these periods, the customer “lends” electricity to the grid, retrieving an equal amount of power at a later time. Net metering encourages customers to size their systems to match their electricity consumption over a period of time, for example over a month or a year, rather than limiting solar generation to matching customers’ instantaneous electricity use.

In addition to the mechanisms described above, new market development mechanisms to encourage the use of renewable energy sources continue to emerge. For example, several states in the United States have adopted renewable portfolio standards, or RPS, which mandate that a certain portion of electricity delivered to customers come from a set of eligible renewable energy resources. In certain developing countries, governments are establishing initiatives to expand access to electricity, including initiatives to support off-grid rural electrification using solar power.

Our Products

We currently design, manufacture and sell solar power products, imaging detectors and infrared detectors based on our proprietary processes and technologies.

Solar Cells

Solar cells are semiconductor devices that directly convert sunlight into electricity. Our current standard solar cell product is the A-300 solar cell, a silicon solar cell with a specified power value of 3.1 watts and a conversion efficiency of between 20% and 21.5%. We believe the A-300 solar cell has the highest conversion efficiency available for the mass market. Our A-300 solar cell is designed without highly reflective metal contact grids or current collection ribbons on the front of the solar cells. This feature enables our solar cells to be assembled into solar panels that exhibit a more uniform appearance than conventional solar panels.

Solar Panels

Solar panels are solar cells electrically connected together and encapsulated in a weatherproof package. We believe solar panels made with our solar cells are the highest efficiency solar panels available for the mass market. Because our A-300 solar cells are more efficient relative to conventional solar cells, when our solar cells are assembled into panels, the assembly cost per watt is less because more power can be incorporated into a given size package. Higher solar panel efficiency allows installers to mount a solar power system with more power within a given roof or site area and can reduce per watt installation costs.

Inverters

Inverters transform DC electricity produced by solar panels into the more common form of AC electricity. Inverters are used in virtually every on-grid solar power system and typically feed power either directly into the home electrical circuit or into the utility grid. In North America, we sell a line of branded inverters specifically designed for use in residential and commercial systems. Our inverter product line currently includes three models spanning a power range of 2.0 to 3.2 kilowatts. Our inverters are optimized specifically for use with our solar panels. Our units are highly efficient and have the highest DC to AC conversion efficiency of any commercially available unit in its class, according to the California Energy Commission. Our inverters are manufactured for us by PV Powered, a specialized manufacturer of solar power conditioning components.

Imaging Detectors and Infrared Detectors

Our imaging detectors are high performance, back contact light sensor arrays for medical imaging applications where digital flat panel and computed tomography, or CT, systems are replacing conventional film-based X-ray imaging. Digital imaging is a demanding application for imaging detectors. X-rays pose a risk of radiation exposure, and this limits the practical dose that can be applied to the patient. A sensor must therefore maximize the conversion of incoming photons into electricity, the same fundamental challenge of solar power generation. Our imaging detectors are designed to have low current leakage and high sensitivity.

We also offer infrared detectors based on our high performance all back contact technology. Our infrared detectors are semiconductors which detect light signals primarily for use in computing and mobile phone applications. Our infrared detectors are used in devices such as personal digital assistants to beam information from one device to another.

Manufacturing

We manufacture our solar cells through our subsidiary, SunPower Philippines Manufacturing Limited, in a 215,000 square foot facility located near Manila in the Philippines. This plant began operations in the fall of 2004 and is capable of housing four production lines with a total production plant capacity of approximately 108 megawatts per year. Currently, we operate three 25 megawatts per year solar cell production lines and have purchased equipment for a fourth production line, which is expected to be operational in 2006 and is rated at a capacity of 33 megawatts per year. We are evaluating the timing for construction of a second production facility.

The solar cell value chain starts with high purity silicon called polysilicon. Polysilicon is melted and grown into crystalline ingots by companies specializing in ingot growth. We procure silicon ingots from these suppliers on a purchase order basis and then slice these ingots into wafers. We also purchase wafers and polysilicon from third-party vendors on a purchase order or contract basis. The ingots are sliced and the wafers are processed into solar cells in our Philippines manufacturing facility. We sell some of these solar cells to selected customers, and the remainder is laminated into solar panels made to our specifications by a contract manufacturer in China.

Our imaging detectors are manufactured by Cypress and then shipped to our facility in Sunnyvale, California, for back-end processing that includes electrical test, precision wafer dicing, measurement analysis, visual inspection and electrical contact preparation.

Over the past 15 years, we have developed a core competency in processing thin silicon wafers. This proprietary semiconductor processing expertise involves specialized equipment and facilities that we believe allow us to process thin wafers while minimizing breakage and accurately controlling the effect of metallic contaminants and other non-desirable process conditions. This proprietary expertise is used in both our solar cell technology as well as for our imaging and infrared detector products.

Customers

We currently sell our solar power products to system integrators and original equipment manufacturers or OEMs. System integrators typically design and sell complete systems that include our solar panels along with other system components. In North America, our system integrators also incorporate our inverters in their system offerings. OEMs typically incorporate our A-300 solar cells into specialty solar panels designed for specific applications.

We currently work with a small number of key customers who have specific expertise and capabilities in a given market segment or geographic region. As we expand our manufacturing capacity, we anticipate developing additional customer relationships in other markets and geographic regions to decrease our customer concentration and dependence. Conergy AG accounted for approximately 7% and 45% of our total combined revenue in fiscal 2004 and 2005, respectively. Solon AG accounted for approximately 19% and 16% of our total combined revenue in fiscal 2004 and 2005, respectively. General Electric and its subcontracting partner, Plexus Corporation, accounted for approximately 9% and 10% of our total combined revenue in fiscal 2004 and 2005, respectively. Integration Associates, Inc. accounted for 31% and 4% of our total combined revenue in fiscal 2004 and 2005, respectively. Currently, our largest costumers for our solar power products are Conergy AG and Solon AG, our largest customers for our imaging detector products are General Electric and Plexus Corporation and our largest customer for our infrared detector products is Integration Associates, Inc.

Marketing and Sales

We market and sell our solar power products and detector products worldwide through a direct sales force. We have direct sales personnel or representatives in Germany, Singapore and the United States. Our marketing programs include conferences and technology seminars, sales training, public relations and advertising. Our sales and marketing group works closely with our research and development and manufacturing groups to align our product development roadmap. Our sales and marketing group also coordinates our product development activities, product launches and ongoing demand and supply planning with our development, operations and sales groups, as well as with our customers, direct sales representatives and distributors. We support our customers through our field application engineering and customer support organizations. Please see note 11 of the notes to our consolidated financial statements for information regarding our revenue by geographic region.

Backlog

Our sales typically rely upon standard purchase orders for delivery of products. Customer relationships are generally not subject to long-term contracts. However, we have entered into long-term supply agreements with certain customers. Some of these long-term supply agreements contain minimum firm purchase commitments. However, products to be delivered and the related delivery schedules are generally subject to revision by our customers. Accordingly, our backlog at any particular date is not necessarily representative of actual sales for any succeeding period and we believe that our backlog is not a meaningful indicator of future revenues.

Competition

The market for solar power products is competitive and continually evolving. We expect to face increased competition, which may result in price reductions, reduced margins or loss of market share. We compete with companies such as BP Solar, Evergreen Solar, Mitsubishi, Q-Cells, Suntech Power Holdings, Sanyo and Sharp. Many of our competitors have established a stronger market position than ours and have larger resources and recognition than we have. In addition, universities, research institutions and other companies are developing alternative technologies such as thin films and concentrators, which may compete with our technology. In addition, the solar power market in general competes with other sources of renewable energy and conventional power generation.

We believe that the key competitive factors in the market for solar cells and solar panels include:

•	power efficiency and performance;

•	price;

•	aesthetic appearance of solar cells and panels;

•	strength of distribution relationships; and

•	timeliness of new product introductions.

We believe that we compete favorably with respect to these factors.

We also compete with companies such as Hamamatsu Photonics and UDT Sensors in the market for high performance imaging detectors. In the market for infrared detectors, we compete with companies such as Vishay, Rohm and Agilent Technologies. We may face competition in the future from other manufacturers of imaging detectors, infrared detectors or alternative devices. The use of alternative devices, including low power, high data rate wireless protocols, may replace existing detectors and limit our market opportunity. Our current and future competitors may have longer operating histories, greater name recognition and greater financial, sales and marketing, technical and other resources than us or may develop technologies superior to those incorporated in our imaging detectors and infrared detectors. If we fail to compete successfully, we may be unable to expand our customer base for our imaging detectors and our business would suffer. We believe the key competitive factors for high performance imaging detectors include low current leakage and high sensitivity. In the market for infrared detectors, we believe the competitive factors include data transmission rates and price. We believe we compete favorably with these factors due in part to our proprietary processes and engineering expertise.

We may also face competition from some of our customers who may develop products or technologies internally which are competitive with our products, or who may enter into strategic relationships with or acquire existing solar power product providers or imaging or infrared detector product providers.

Intellectual Property

We rely on a combination of patent, copyright, trade secret, trademark and contractual protection to establish and protect our proprietary rights. “SunPower” is our registered trademark in the United States for solar cells and panels. We are seeking registration of this mark in a number of foreign jurisdictions where we conduct business. We require our customers to enter into confidentiality and nondisclosure agreements before we disclose any sensitive aspects of our solar cells, technology or business plans, and we typically enter into proprietary information agreements with employees and consultants. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy or otherwise obtain and use our technology. It is difficult to monitor unauthorized use of technology, particularly in foreign countries where the laws may not protect our proprietary rights as fully as laws in the United States. In addition, our competitors may independently develop technology similar to ours. Our precautions may not prevent misappropriation or infringement of our intellectual property.

As of December 31, 2005, in the United States we had twenty issued patents and 16 patent applications pending. We are co-owners of four additional patents with Honda Giken Kogyo Kabushiki Kaisha. We also filed applications in foreign jurisdictions corresponding to one U.S. patent and seven pending U.S. patent applications. Our issued patents expire between 2013 and 2023. In general, our issued patents and the patents we license relate to technology we do not use in our current solar cells while our pending patent applications relate to technology we use in our current solar cells. We intend to continue assessing appropriate opportunities for patent protection of those aspects of our technology that we believe provide significant competitive advantages to us, and for licensing opportunities of new technologies relevant to our business.

Although we apply for patents to protect our technology, our revenue is not dependent on any particular patent we own and we currently rely on trade secret rights to protect our proprietary information and know-how. We also employ proprietary processes and customized equipment in our manufacturing facility. We do not know if our current or future patent applications will result in patents being issued with the scope of the claims we seek, if at all, or whether any patents we may receive will be challenged, invalidated or declared unenforceable.

Environmental Regulations

We use, generate and discharge toxic, volatile or otherwise hazardous chemicals and wastes in our research and development and manufacturing activities. We are subject to a variety of foreign, federal, state and local governmental laws and regulations related to the purchase, storage, use and disposal of hazardous materials. If we fail to comply with present or future environmental laws and regulations, we could be subject to fines, suspension of production or a cessation of operations. In addition, under some foreign, federal, state and local statutes and regulations, a governmental agency may seek recovery and response costs from operators of property where releases of hazardous substances have occurred or are ongoing, even if the operator was not responsible for the release or otherwise was not at fault.

We believe that we have all environmental permits necessary to conduct our business and expect to obtain all necessary environmental permits for our new facility. We believe that we have properly handled our hazardous materials and wastes and have appropriately remediated any contamination at any of our premises. We are not aware of any pending or threatened environmental investigation, proceeding or action by foreign, federal, state or local agencies, or third parties involving our current facilities. Any failure by us to control the use of, or to restrict adequately the discharge of, hazardous substances could subject us to substantial financial liabilities, operational interruptions and adverse publicity, any of which could materially and adversely affect our business, results of operations and financial condition.

Employees

As of December 31, 2005, we had 788 full-time employees, including approximately 688 in manufacturing, 44 in research and development, 17 in sales and marketing and 39 in general and administrative. Of these full-time employees, 81 are located in Sunnyvale, California, two are located in Frankfurt, Germany, one is located in

Round Rock, Texas, one is located in Singapore, and 703 are located in the Philippines. None of our employees is covered by a collective bargaining agreement. Some of our services, including certain information technology, legal, tax, treasury and human resources services, are provided by Cypress pursuant to a master transition services agreement between us and Cypress, as further described in the section entitled “Certain Relationships and Related Transactions” in the Proxy Statement, which is incorporated herein by reference.

We believe that relations with our employees are good.

Available Information

We make available our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or Section 15(d) of the Securities Exchange Act of 1934 free of charge on our website at www.sunpowercorp.com, as soon as reasonably practicable after they are electronically filed or furnished to the Securities and Exchange Commission. The contents of our website are not incorporated into, or otherwise to be regarded as a part of, this Annual Report on Form 10-K.

ITEM 1A: RISK FACTORS

We are operating in a market environment that involves significant risks, many of which are beyond our control. The following risk factors may adversely impact our results of operations, cash flows and the market price of our stock. Although we believe that we have identified and discussed below the key risk factors affecting our business, there may be additional risks and uncertainties that are not presently known or that are not currently believed to be significant that may adversely affect our performance or financial condition.

Risks Related to Our Business

We are currently experiencing an industry-wide shortage of polysilicon. The prices that we pay for polysilicon have increased recently and we expect these price increases to continue, which may constrain our revenue growth and decrease our gross margins and profitability.

Polysilicon is an essential raw material in our production of photovoltaic, or solar, cells. Polysilicon is created by refining quartz or sand. Polysilicon is melted and grown into crystalline ingots by companies specializing in ingot growth. We procure silicon ingots from these suppliers on a contractual basis and then slice these ingots into wafers. We also purchase wafers from third-party vendors. The ingots are sliced and the wafers are processed into solar cells in our Philippines manufacturing facility.

There is currently an industry-wide shortage of polysilicon, which has resulted in significant price increases. Based on our experience, we believe that the average price of polysilicon has continued to increase. Increases in polysilicon prices have in the past increased our manufacturing costs and may impact our manufacturing costs and net income in the future. As demand for solar cells has increased, many of our principal competitors have announced plans to add additional manufacturing capacity. As this manufacturing capacity becomes operational, it will increase the demand for polysilicon and further exacerbate the current shortage. Polysilicon is also used in the semiconductor industry generally and any increase in demand from that sector will compound the shortage. The production of polysilicon is capital intensive and adding additional capacity requires significant lead time. While we are aware that several new facilities for the manufacture of polysilicon are under construction, we do not believe that the supply imbalance will be remedied in the near term. We expect that polysilicon demand will continue to outstrip supply for the foreseeable future.

Although we have purchase orders and contracts for what we believe will be an adequate supply of silicon ingots through 2006, our estimates regarding our supply needs may not be correct and our purchase orders may be cancelled by our suppliers. The volume and pricing associated with these purchase orders and contracts may be changed by our suppliers based on market conditions. Our purchase orders are generally non-binding in nature. If our suppliers were to cancel our purchase orders or change the volume or pricing associated with these purchase orders, we may be unable to meet customer demand for our products, which could cause us to lose customers, market share and revenue. This would have a material negative impact on our business and operating results. If our manufacturing yields decrease significantly or our suppliers cancel or fail to deliver, we may not have made adequate provision for our polysilicon needs for the balance of the year.

In addition, since some of these arrangements are with suppliers who do not themselves manufacture polysilicon but instead purchase their requirements from other vendors, it is possible that these suppliers will not be able to obtain sufficient polysilicon to satisfy their contractual obligations to us.

There are a limited number of polysilicon suppliers. Many of our competitors also purchase polysilicon from our suppliers. Since we have only been purchasing polysilicon in bulk for approximately one year, these other competitors have longer and perhaps stronger relationships with our suppliers than we do. Many of them also have greater buying power than we do. Some of our competitors also have inter-locking board members with their polysilicon suppliers. Since we have committed to significantly increase our manufacturing output, an inadequate allocation of polysilicon would harm us more than it would harm our competitors.

The inability to obtain sufficient polysilicon at commercially reasonable prices or at all would adversely affect our ability to meet existing and future customer demand for our products and could cause us to make fewer shipments, lose customers and market share and generate lower than anticipated revenue, thereby seriously harming our business, financial condition and results of operations.

We currently depend on four customers for a high percentage of our total revenue and the loss of, or a significant reduction in orders from, any of these customers, if not immediately replaced, would significantly reduce our revenue and harm our operating results.

Conergy AG, or Conergy, accounted for approximately 7% of our total combined revenue in fiscal 2004 and 45% of our total revenue for the year ended December 31, 2005. Solon AG, or Solon, accounted for approximately 19% of our total combined revenue in fiscal 2004 and 16% of our total revenue in the 2005. General Electric Company, or GE, and its subcontracting partner, Plexus Corp., or Plexus, accounted for approximately 9% of our total combined revenue in fiscal 2004, and accounted for approximately 10% of our total revenue in 2005. Integration Associates accounted for 31% of our total combined revenue in fiscal 2004 and 4% of our total revenue in 2005. Currently, our largest customers for our solar power products are Conergy and Solon, our largest customers for our imaging detector products are GE and Plexus and our largest customer for our infrared detector products is Integration Associates. The loss of sales to any of these customers would have a significant negative impact on our business. Our agreements with these customers may be cancelled if we fail to meet certain product specifications or materially breach the agreement or in the event of bankruptcy, and our customers may seek to renegotiate the terms of current agreements or renewals. Most of the solar panels we sell to the European market are sold through our agreement with Conergy and we may enter into similar agreements in the future.

We currently sell to a relatively small number of customers, and we expect our operating results will likely continue to depend on sales to a relatively small number of customers for the foreseeable future, as well as the ability of these customers to sell solar power products that incorporate our solar cells. Our customer relationships have been developed over a short period of time and are generally in their preliminary stages. We cannot be certain that these customers will generate significant revenue for us in the future or if these customer relationships will continue to develop. If our relationships with our other customers do not continue to develop, we may not be able to expand our customer base or maintain or increase our revenue. This is exacerbated by our current manufacturing constraints for solar cells which limit our ability to sell to other customers and our contractual arrangements which require us to sell part of our future output to Conergy and Solon. In addition, our business is affected by competition in the market for the end products that each of Solon, Conergy and Plexus sell, and any decline in their business could harm our business and cause our revenue to decline.

The reduction or elimination of government and economic incentives could cause our revenue to decline.

We believe that the near-term growth of the market for “on-grid” applications, where solar power is used to supplement a customer’s electricity purchased from the utility network, depends in large part on the availability and size of government and economic incentives. Because a majority of our sales are in the on-grid market, the reduction or elimination of government and economic incentives may adversely affect the growth of this market or result in increased price competition, both of which could cause our revenue to decline.

Today, the cost of solar power exceeds the cost of power furnished by the electric utility grid in many locations. As a result, federal, state and local government bodies in many countries, most notably Germany, Japan and the United States, have provided incentives in the form of rebates, tax credits and other incentives to end users, distributors, system integrators and manufacturers of solar power products to promote the use of solar energy in on-grid applications and to reduce dependency on other forms of energy. These government economic incentives could be reduced or eliminated altogether. For example, Germany has been a strong supporter of solar power products and systems and political changes in Germany could result in significant reductions or eliminations of incentives, including the reduction of feed-in tariffs over time. Some solar program incentives expire, decline over time, are limited in total funding or require renewal of authority. Net metering policies in Japan could limit the amount of solar power installed there. Reductions in, or eliminations or expirations of, governmental incentives could result in decreased demand for our products and lower revenue.

Our quarterly revenue and operating results are difficult to predict, and if we do not meet quarterly financial expectations, our stock price will likely decline.

Our quarterly revenue and operating results are difficult to predict and have in the past, and may in the future, fluctuate from quarter to quarter. It is possible that our operating results in some quarters will be below market expectations. Our quarterly operating results are affected by a number of factors, including:

•	the availability and pricing of raw materials, particularly polysilicon;

•	the rate and cost at which we are able to expand our manufacturing capacity to meet customer demand, including costs and timing of adding personnel;

•	timing, availability and changes in government incentive programs;

•	unplanned additional expenses such as manufacturing failures, defects or downtime;

•	unpredictable volume and timing of customer orders, some of which are not fixed by contract but vary on a purchase order basis;

•	the loss of one or more key customers or the significant reduction or postponement of orders from these customers;

•	Geopolitical turmoil within any of the countries in which we operate or sell our products;

•	foreign currency fluctuations, particularly in the Euro or Philippine peso;

•	our currency hedging activities;

•	our ability to establish and expand customer relationships;

•	changes in our manufacturing costs;

•	changes in the relative sales mix of our solar cells, solar panels and imaging detectors;

•	the availability, pricing and timeliness of delivery of other products, such as inverters which are sourced by a single supplier for our North American customers, necessary for our solar power products to function;

•	our ability to successfully develop, introduce and sell new or enhanced solar power products in a timely manner, and the amount and timing of related research and development costs;

•	the timing of new product or technology announcements or introductions by our competitors and other developments in the competitive environment;

•	decreases in the overall average selling prices of our solar power products and imaging detectors;

•	increases or decreases in electric rates due to fossil fuel prices; and

•	shipping delays.

We base our planned operating expenses in part on our expectations of future revenue, and a significant portion of our expenses is relatively fixed in the short term. If revenue for a particular quarter is lower than we expect, we likely will be unable to proportionately reduce our operating expenses for that quarter, which would harm our operating results for that quarter. This may cause us to miss analysts’ guidance or any future guidance announced by us. If we fail to meet or exceed analyst or investor expectations or our own future guidance, even by a small amount, our stock price could decline, perhaps substantially.

We have incurred losses since inception and may not be able to generate sufficient revenue in the future to achieve or sustain profitability.

We have incurred net losses since inception and, at December 31, 2005, we had an accumulated deficit of approximately $58.5 million. To achieve profitability, we will need to generate and sustain higher revenue while maintaining reasonable cost and expense levels. We do not know if our revenue will grow, or if so whether it will grow sufficiently to outpace our expenses, which we expect to increase as we expand our manufacturing capacity. We may not be able to achieve or increase profitability on a quarterly or an annual basis. If we do not achieve or sustain profitability or otherwise meet the expectations of securities analysts or investors, the market price of our common stock will likely decline.

Our dependence on a limited number of third-party suppliers for key components for our solar power products could prevent us from delivering our products to our customers within required timeframes, which could result in order cancellations and loss of market share.

In North America, where we intend to increase our sales and marketing efforts, systems incorporating our solar cells and solar panels currently require a specialized inverter. We currently obtain the inverters we sell with our solar panels from a single supplier and expect to continue to obtain inverters from a single supplier for the foreseeable future. We believe there are only a few suppliers of inverters which are compatible with our solar cells and solar panels, and our supplier is the only one that is currently in commercial production. We have no long-term commitments regarding supply or price from our supplier, which leaves us vulnerable to the risk that our supplier may stop supplying inverters to us for any reason, including its financial viability. If we or our customers cannot obtain substitute sources of inverters on a timely basis or on acceptable terms, these supply problems may cause our revenue to decline, increase our costs, delay solar power system installations, result in loss of market share or otherwise harm our business.

We manufacture all of our solar power products using components procured from a limited number of third-party suppliers. For example, we currently purchase glass from one supplier and aluminum frames and plastic back-sheet materials which we use in our products from a limited number of suppliers. If we fail to develop or maintain our relationships with these or our other suppliers, we may be unable to manufacture our products or our products may be available only at a higher cost or after a long delay, which could prevent us from delivering our products to our customers within required timeframes and we may experience order cancellation and loss of market share. To the extent the processes that our suppliers use to manufacture components are proprietary, we may be unable to obtain comparable components from alternative suppliers. The failure of a supplier to supply components in a timely manner, or to supply components that meet our quality, quantity and cost requirements, could impair our ability to manufacture our products or decrease their costs, particularly if we are unable to obtain substitute sources of these components on a timely basis or on terms acceptable to us.

The steps we have taken to increase the efficiency of our polysilicon utilization are unproven at volume production levels and may not enable us to realize the cost reductions we anticipate.

Given the polysilicon shortage, we believe the efficient use of polysilicon will be critical to our ability to reduce our manufacturing costs. We are considering several measures to increase the efficient use of polysilicon in our manufacturing process. For example, we are developing processes to utilize thinner wafers which require less polysilicon and improved wafer-slicing technology to reduce the amount of material lost while slicing wafers, otherwise known as kerf loss. Although we have implemented some production on thinner wafers, these methods may have unforeseen negative consequences on our yields or our solar cell efficiency or reliability once they are put into large-scale commercial production or they may not enable us to realize the cost reductions we hope to achieve.

We depend on a combination of our own wafer-slicing operations and those of other vendors for the wafer-slicing stage of our manufacturing, and any technical problems, breakdowns, delays or cost increases could significantly delay our manufacturing operations, decrease our output and increase our costs.

We have historically depended on the wafer-slicing operations of third-party vendors to slice ingots into wafers. We recently established our own wafer-slicing operations, and in the fourth quarter of 2005, we sliced approximately 72% of our wafers. If our third-party vendors increase their prices or decrease or discontinue their shipments to us, as a result of equipment malfunctions, competing purchasers or otherwise, and we are unable to obtain substitute wafer-slicing from another vendor on acceptable terms, or increase our own wafer-slicing operations on a timely basis, our sales will decrease, our costs may increase or our business will otherwise be harmed.

We obtain capital equipment used in our manufacturing process from sole suppliers and if this equipment is damaged or otherwise unavailable, our ability to deliver products on time will suffer, which in turn could result in order cancellations and loss of revenue.

Some of the capital equipment used in the manufacture of our solar power products and in our wafer-slicing operations has been developed and made specifically for us, is not readily available from multiple vendors and would be difficult to repair or replace if it were to become damaged or stop working. In addition, we currently obtain the equipment for many of our manufacturing processes from sole suppliers and we obtain our wafer-slicing equipment from one supplier. If any of these suppliers were to experience financial difficulties or go out of business, or if there were any damage to or a breakdown of our manufacturing or wafer-slicing equipment at a time when we are manufacturing commercial quantities of our products, our business would suffer. In addition, a supplier’s failure to supply this equipment in a timely manner, with adequate quality and on terms acceptable to us, could delay our capacity expansion of our manufacturing facility and otherwise disrupt our production schedule or increase our costs of production.

We have three solar cell production lines which are located in our manufacturing facility in the Philippines and if we experience interruptions in the operation of these production lines or are unable to add additional production lines, it would likely result in lower revenue and earnings than anticipated.

We currently have three solar cell production lines in operation, which are located at our manufacturing facility in the Philippines. If our current production lines were to experience any problems or downtime, including those caused by intermittent electricity supply at our Philippines facility, we would be unable to meet our production targets and our business would suffer. If any piece of equipment were to break down or experience down-time, it could cause our production lines to go down. We have acquired equipment for a fourth cell production line that is rated at 33 megawatts per year and is expected to decrease per unit operating costs and we are also evaluating the timing for construction of a second production facility. This expansion has required and will continue to require significant management attention and a significant investment of capital and substantial engineering expenditures and is subject to significant risks including:

•	we may experience cost overruns, delays, equipment problems and other operating difficulties;

•	we may experience difficulties expanding our processes to larger production capacity;

•	our custom-built equipment may take longer and cost more to engineer than planned and may never operate as designed; and

•	we are incorporating first-time equipment designs and technology improvements, which we expect to lower unit capital and operating costs, but this new technology may not be successful.

If we experience any of these or similar difficulties, we may be unable to complete the addition of new production lines or expand our manufacturing facility and our manufacturing capacity could be substantially constrained. If this were to occur, our per-unit manufacturing costs would increase, we would be unable to increase sales as planned and our earnings would likely be materially impaired.

We expect to continue to make significant capital expenditures, particularly in our manufacturing facility, and if adequate funds are not available or if the covenants in our credit agreements impair our ability to raise capital when needed, our ability to expand our manufacturing capacity and our business will suffer.

We expect to continue to make significant capital expenditures, particularly in our manufacturing facility, and anticipate that our expenses will increase substantially in the foreseeable future as we expand our manufacturing operations, hire additional personnel, pay more or make advance payments for raw material, especially polysilicon, increase our sales and marketing efforts and continue our research and development efforts with respect to our products and manufacturing technologies. We expect capital expenditures of approximately $100.0 million in 2006 as we continue to increase our manufacturing capacity. We believe that our current cash and cash equivalents and funds available under our credit facility will be sufficient to fund our capital and operating expenditures over the next 12 months. However, if our financial results or operating plans change from our current assumptions, we may not have sufficient resources to support our business plan. If our capital resources are insufficient to satisfy our liquidity requirements, we may seek to sell additional equity securities or debt securities or obtain other debt financing. The sale of additional equity securities or convertible debt securities would result in additional dilution to our stockholders. Additional debt would result in increased expenses and could require us to abide by covenants that would restrict our operations. If adequate funds are not available or not available on acceptable terms or terms consistent with any new our credit agreement we may enter into, our ability to fund our operations, develop and expand our manufacturing operations and distribution network, maintain our research and development efforts or otherwise respond to competitive pressures would be significantly impaired.

Because we have fixed-price agreements with two of our largest customers and operate on a purchase order basis with our third largest customer, our financial results, including gross margin, may suffer if our manufacturing costs were to increase or purchase orders were changed or cancelled.

Agreements with PowerLight and Solon provide that they will purchase our products from us on a fixed-price basis. Our agreement with Solon provides for a fixed-price basis for the first two years of the agreement, which expires in 2010. However, our manufacturing costs, including the cost of polysilicon, are variable. If our manufacturing costs increase, we would be unable to raise our prices to these customers, which in turn would negatively impact our margins and profits.

We do not have a long-term agreement with Plexus but instead operate on a purchase order basis. Although we believe that cancellations to date have been insignificant, our customers may cancel or reschedule purchase orders with us on relatively short notice. Cancellations or rescheduling of customer orders could result in the delay or loss of anticipated sales without allowing us sufficient time to reduce, or delay the incurrence of, our corresponding inventory and operating expenses. In addition, changes in forecasts or the timing of orders from these or other customers expose us to the risks of inventory shortages or excess inventory. This in turn could cause our operating results to fluctuate.

Technological changes in the solar power industry could render our solar power products uncompetitive or obsolete, which could reduce our market share and cause our sales to decline.

The solar power markets are characterized by continually changing technology requiring improved features, such as more efficient and higher power output, improved aesthetics and smaller size. This requires us to continuously develop new solar power products and enhancements for existing solar power products to keep pace with evolving industry standards and changing customer requirements. Technologies developed by others may prove more advantageous than ours for the commercialization of solar power products and may render our technology obsolete. Our failure to further refine our technology and develop and introduce new solar power products could cause our products to become uncompetitive or obsolete, which could reduce our market share and cause our sales to decline. Our research and development expense was $9.8 million in fiscal 2003, $13.5 million combined in fiscal 2004 and $6.5 million in 2005. We will need to invest significant financial resources in research and development to maintain our market position, keep pace with technological advances in the solar power industry and to effectively compete in the future.

If our future innovations fail to enable us to maintain or improve our competitive position, especially with respect to solar cell efficiency, we may lose market share. Some solar cells designed by our competitors in laboratory conditions have demonstrated higher efficiency than our solar cells which are currently available for the mass market and other companies have competing products in development. If we are unable to successfully design, develop and introduce or bring to market competitive new solar cells or other products, or enhance our existing solar cells, we may not be able to compete successfully. Competing solar power technologies may result in lower manufacturing costs or higher product performance than those expected from our solar cells. In addition, if we, or our customers, are unable to manage product transitions, our business and results of operations would be negatively affected.

Evaluating our business and future prospects may be difficult due to our limited history in producing and shipping solar cells and solar panels in commercial volumes.

There is limited historical information available about our company upon which you can base your evaluation of our business and prospects. Although we began to develop and commercialize high-efficiency solar cell technology for use in solar concentrators in 1988 and began shipping product from our pilot manufacturing facility in 2003, we shipped our first commercial A-300 solar cells from our Philippines manufacturing facility in late 2004. Relative to the entire solar industry, we have shipped only a limited number of solar cells and solar panels and have recognized limited revenue. Our future success will require us to continue to scale our manufacturing capacity in our Philippines facility significantly beyond its current capacity. In addition, our business model, technology and ability to achieve satisfactory manufacturing yields at higher volumes are unproven at significant scale. As a result, you should consider our business and prospects in light of the risks, expenses and challenges that we will face as an early-stage company seeking to develop and manufacture new products in a rapidly growing market.

Our reliance on government contracts to partially fund our research and development programs could impair our ability to develop and incorporate new technologies into our solar power product, and these contracts could negatively affect our intellectual property rights.

Our government contracts enable us to develop new technologies more rapidly than we would have pursued otherwise. Funding from government contracts is recorded as an offset to our research and development expense. We recently entered into a cost-sharing research and development project with the National Renewable Energy Laboratory to fund the design of our next generation solar panels. Payments received under this contract help offset our research and development expense. This contract is expected to fund approximately $1.0 million per year of our research and development expense through May 2008. In fiscal 2005, funding from government contracts offset our research and development expense by approximately 7.0%. A reduction or discontinuance of these programs or of our participation in these programs would increase our expenses, which could affect our profitability and impair our ability to develop our solar power technologies.

In addition, contracts involving government agencies may be terminated or modified at the convenience of the agency. Other risks include potential disclosure of our confidential information to third parties and the exercise of “march-in” rights by the government. March-in rights refer to the right of the United States government or government agency to require us to grant a license to the technology to a responsible applicant or, if we refuse, the government may grant the license itself. The government can exercise its march-in rights if it determines that action is necessary because we fail to achieve practical application of the technology or because action is necessary to alleviate health or safety needs, to meet requirements of federal regulations or to give the United States industry preference. Our government-sponsored research contracts are subject to audit and require that we provide regular written technical updates on a monthly, quarterly or annual basis, and, at the conclusion of the research contract, a final report on the results of our technical research. Because these reports are generally available to the public, third parties may obtain some aspects of our sensitive confidential information. Moreover, the failure to provide these reports or to provide inaccurate or incomplete reports may provide the government with rights to any intellectual property arising from the related research. Funding from government contracts also may limit when and how we can deploy our technology developed under those contracts.

Problems with product quality or product performance, including defects, in our solar cells could result in a decrease in customers and revenue, unexpected expenses and loss of market share.

Our solar cells are complex and must meet stringent quality requirements. Products as complex as ours may contain undetected errors or defects, especially when first introduced. For example, our solar cells and solar panels may contain defects that are not detected until after they are shipped or are installed because we cannot test for all possible scenarios. These defects could cause us to incur significant re-engineering costs, divert the attention of our engineering personnel from product development efforts and significantly affect our customer relations and business reputation. If we deliver solar cells or solar panels with errors or defects, or if there is a perception that our solar cells or solar panels contain errors or defects, our credibility and the market acceptance and sales of our solar power products could be harmed.

The possibility of future product failures could cause us to incur substantial expense to repair or replace defective products. Furthermore, widespread product failures may damage our market reputation and reduce our market share and cause sales to decline. We have agreed to indemnify our customers and our distributors in some circumstances against liability from defects in our solar cells. A successful indemnification claim against us could require us to make significant damage payments, which would negatively affect our financial results.

Product liability claims against us could result in adverse publicity and potentially significant monetary damages.

Like other retailers, distributors and manufacturers of products that are used by consumers, we face an inherent risk of exposure to product liability claims in the event that the use of the solar power products into which our solar cells and solar panels are incorporated results in injury. Since our solar power products are electricity producing devices, it is possible that our products could result in injury, whether by product malfunctions, defects, improper installation or other causes. In addition, since we only began selling our solar cells and solar panels in late 2004 and the products we are developing incorporate new technologies and use new installation methods, we cannot predict whether or not product liability claims will be brought against us in the future or the effect of any resulting negative publicity on our business. Moreover, we may not have adequate resources in the event of a successful claim against us. We have evaluated the potential risks we face and believe that we have appropriate levels of insurance for product liability claims. We rely on our general liability insurance to cover product liability claims and have not obtained separate product liability insurance. The successful assertion of product liability claims against us could result in potentially significant monetary damages and if our insurance protection is inadequate to cover these claims, they could require us to make significant payments.

Since we cannot test our solar panels for the duration of our standard 25-year warranty period, we may be subject to unexpected warranty expense.

Our current standard product warranty for our solar panels includes a 10-year warranty period for defects in material and workmanship and a 25-year warranty period for declines in power performance as well as a one-year warranty on the functionality of our solar cells. We believe our warranty periods are consistent with industry practice. Due to the long warranty period and our proprietary technology, we bear the risk of extensive warranty claims long after we have shipped product and recognized revenue. We have sold solar cells only since late 2004. Any increase in the defect rate of our products would cause us to increase the amount of warranty reserves and have a corresponding negative impact on our financial statement. Although we conduct accelerated testing of our solar cells and have several years of experience with our all back contact cell architecture, our solar panels have not and cannot be tested in an environment simulating the 25-year warranty period. As a result, we may be subject to unexpected warranty expense, which in turn would harm our financial results.

Existing regulations and policies and changes to these regulations and policies may present technical, regulatory and economic barriers to the purchase and use of solar power products, which may significantly reduce demand for our products.

The market for electricity generation products is heavily influenced by foreign, federal, state and local government regulations and policies concerning the electric utility industry, as well as policies promulgated by electric utilities. These regulations and policies often relate to electricity pricing and technical interconnection of customer-owned electricity generation. In the United States and in a number of other countries, these regulations and policies are being modified and may continue to be modified. Customer purchases of, or further investment in the research and development of, alternative energy sources, including solar power technology, could be deterred by these regulations and policies, which could result in a significant reduction in the potential demand for our solar power products. For example, without a regulatory mandated exception for solar power systems, utility customers are often charged interconnection or standby fees for putting distributed power generation on the electric utility grid. These fees could increase the cost to our customers of using our solar power products and make them less desirable, thereby harming our business, prospects, results of operations and financial condition.

We anticipate that our solar power products and their installation will be subject to oversight and regulation in accordance with national and local ordinances relating to building codes, safety, environmental protection, utility interconnection and metering and related matters. It is difficult to track the requirements of individual states and design equipment to comply with the varying standards. Any new government regulations or utility policies pertaining to our solar power products may result in significant additional expenses to us and our resellers and their customers and, as a result, could cause a significant reduction in demand for our solar power products.

Because the markets in which we compete are highly competitive and many of our competitors have greater resources than us, we may not be able to compete successfully and we may lose or be unable to gain market share.

We compete with a large number of competitors in the solar power market, including BP Solar International Inc., Evergreen Solar, Inc., Mitsubishi Electric Corporation, Q-Cells AG, Sanyo Corporation and Sharp Corporation. In addition, universities, research institutions and other companies are developing alternative technologies such as thin films and concentrators, which may compete with our technology. We expect to face increased competition in the future. Further, many of our competitors are developing and are currently producing products based on new solar power technologies that may ultimately have costs similar to, or lower than, our projected costs.

Many of our current and potential competitors have longer operating histories, greater name recognition, access to larger customer bases and significantly greater financial, sales and marketing, manufacturing, distribution, technical and other resources than us. As a result, they may be able to respond more quickly to changing customer demands or to devote greater resources to the development, promotion and sales of their products than we can. Our business relies on sales of our solar power products and our competitors with more diversified product offerings may be better positioned to withstand a decline in the demand for solar power products. Some of our competitors own, partner with, have longer term or stronger relationships with polysilicon providers which could result in them being able to obtain raw materials on a more favorable basis than us. It is possible that new competitors or alliances among existing competitors could emerge and rapidly acquire significant market share, which would harm our business. If we fail to compete successfully, our business would suffer and we may lose or be unable to gain market share.

In addition, the solar power market in general competes with other sources of renewable energy and conventional power generation. If prices for conventional and other renewable energy resources decline, or if these resources enjoy greater policy support than solar power, the solar power market could suffer.

We face competition in the market for our imaging detectors and infrared detectors, and if we fail to compete effectively, we will lose or fail to gain market share.

We compete with companies such as Hamamatsu Photonics K.K. and UDT Sensors, Inc. in the market for high performance imaging detectors. In addition we compete with companies such as Vishay Intertechnology, Inc., Rohm Co., Ltd. and Agilent Technologies, Inc. in the market for infrared detectors. We may face competition in the future from other manufacturers of high performance imaging detectors, infrared detectors or alternative devices. The use of alternative devices, including low power, high data rate wireless protocols, may replace existing detectors and limit our market opportunity. Our current and future competitors may have longer operating histories, greater name recognition and greater financial, sales and marketing, technical and other resources than us or may develop technologies superior to those incorporated in our imaging detectors and infrared detectors. If we fail to compete successfully, we may be unable to expand our customer base for our imaging detectors and our business would suffer.

The demand for products requiring significant initial capital expenditures such as our solar power products is affected by general economic conditions.

The United States and international economies have recently experienced a period of slow economic growth. A sustained economic recovery is uncertain. In particular, terrorist acts and similar events, continued turmoil in the Middle East or war in general could contribute to a slowdown of the market demand for products that require significant initial capital expenditures, including demand for solar cells and solar power systems and new residential and commercial buildings. In addition, increases in interest rates may increase financing costs to customers, which in turn may decrease demand for our solar power products. If the economic recovery slows down as a result of the recent economic, political and social turmoil, or if there are further terrorist attacks in the United States or elsewhere, we may experience decreases in the demand for our solar power products, which may harm our operating results.

Because of the lengthy sales cycles for our imaging detectors and the relatively fixed nature of a significant portion of our expenses, we may incur substantial expenses before we earn associated revenue and may not ultimately achieve our forecasted sales for our imaging detectors.

Our sales cycles from design to manufacture of our imaging detectors can typically take 12 to 18 months. Sales cycles for our imaging detectors are lengthy for a number of reasons, including:

•	our customers usually complete an in-depth technical evaluation of our imaging detectors before they place a purchase order;

•	the commercial adoption of our imaging detectors is typically limited during the initial release of their products to evaluate performance and consumer demand;

•	failure to deliver a product in a timely manner can seriously delay or cancel introduction; and

•	the development and commercial introduction of products incorporating complex technology frequently are delayed or canceled.

As a result of our lengthy sales cycles, we may incur substantial expenses before we earn associated revenue because a significant portion of our operating expenses is relatively fixed and based on expected revenue. If customer cancellations or product changes occur, this could result in the loss of anticipated sales without allowing us sufficient time to reduce our operating expenses.

We depend on a third-party subcontractor in China to assemble our solar cells into solar panels and any failure to obtain sufficient assembly and test capacity could significantly delay our ability to ship our solar panels and damage our customer relationships.

We rely on Jaiwei, a third-party subcontractor in China, to assemble our solar cells into solar panels and perform panel testing and to manage test, packaging, warehousing and shipping of our solar panels. We do not have a long-term agreement with Jaiwei and we typically obtain services from them based on short-term purchase orders that are generally aligned with timing specified by our customers’ purchase orders and our sales forecasts. If the operations of our subcontractor was disrupted or their financial stability impaired, or if they should choose not to devote capacity to our solar panels in a timely manner, our business would suffer as we would be unable to produce finished solar panels on a timely basis. In addition, we supply inventory to Jaiwei and we bear the risk of loss, theft or damage to our inventory while it is held in their facilities.

As a result of outsourcing this final step in our production, we face several significant risks, including:

•	lack of assembly and testing capacity and higher prices;

•	limited control over delivery schedules, quality assurance and control, manufacturing yields and production costs; and

•	delays resulting from an inability to move production to an alternate provider.

The ability of our subcontractor to perform assembly and test is limited by their available capacity. We do not have a guaranteed level of production capacity with our subcontractor, and it is difficult to accurately forecast our capacity needs because of the shifting mix between sales of solar cells and solar panels and the timing of expanding our manufacturing capacity. Other customers of Jaiwei that are larger and better financed than we are, or that have long-term agreements in place, may induce Jaiwei to reallocate capacity to them. Any reallocation could impair our ability to secure the supply of solar panels that we need for our customers. In addition, interruptions to the panel manufacturing processes caused by a natural or man-made disaster could result in partial or complete disruption in supply until we are able to shift manufacturing to another facility. It may not be possible to obtain sufficient capacity or comparable production costs at another facility. Migrating our design methodology to a new third-party subcontractor could involve increased costs, resources and development time. Utilizing additional third party subcontractors could expose us to further risk of losing control over our intellectual property and the quality of our solar panels. Any reduction in the supply of solar panels could impair our revenue by significantly delaying our ability to ship products and potentially damage our relationships with existing customers.

If we do not achieve satisfactory yields or quality in manufacturing our solar cells, our sales could decrease and our relationships with our customers and our reputation may be harmed.

The manufacture of solar cells is a highly complex process. Minor deviations in the manufacturing process can cause substantial decreases in yield and in some cases, cause production to be suspended or yield no output. We have from time to time experienced lower than anticipated manufacturing yields. This often occurs during the production of new products or the installation and start-up of new process technologies or equipment. For example, we recently commenced production in our third 25 megawatts per year production line and we have purchased equipment for a fourth line. We are also evaluating the timing for a second production facility. As we expand our manufacturing capacity and bring additional lines or facilities into production, we may experience lower yields initially as is typical with any new equipment or process. We also expect to experience lower yields initially as we migrate our manufacturing processes to thinner wafers. If we do not achieve planned yields, our product costs could increase, and product availability would decrease resulting in lower revenues than expected.

Our ability to continue to manufacture our imaging detectors and our solar cells in our current facilities with our current and planned manufacturing capacities, and therefore to maintain and increase revenue and achieve profitability, depends to a large extent upon the success of our continued relationship with Cypress.

Our imaging detectors are manufactured for us by Cypress and are processed and tested in our Sunnyvale, California facility. We do not have a long-term agreement with Cypress for the manufacturing of our imaging detectors, but instead operate on a purchase order basis. The processes for manufacturing our imaging detectors are highly complex, specialized and proprietary. If Cypress determines to cancel its arrangement with us, our manufacturing output would be interrupted and delayed, and we would incur increased expenses in establishing relationships with alternative manufacturers at market prices. We may not be able to find alternative manufacturers on terms acceptable to us, and we may be unable to establish our own operations in a timely or cost-effective manner, if at all.

We manufacture our solar cells in our Philippines manufacturing facility which we lease from Cypress. If we are unable to expand in our current facility or are required to move our manufacturing facility, we would incur significant expenses as well as lost sales. Furthermore, we may not be able to locate a facility that meets our needs on terms acceptable to us. Any of these circumstances would increase our expenses and decrease our total revenue and could prevent us from achieving profitability.

We have significant international activities and customers, and plan to continue these efforts, which subject us to additional business risks, including logistical complexity, political instability and currency fluctuations.

For the year ended December 31, 2005, approximately 70% of our sales were made to customers outside of the United States. We currently have three solar cell production lines in operation, which are located at our manufacturing facility in the Philippines. In addition, our assembly functions are conducted by a third-party subcontractor in China. Risks we face in conducting business internationally include:

•	multiple, conflicting and changing laws and regulations, export and import restrictions, employment laws, regulatory requirements and other government approvals, permits and licenses;

•	difficulties and costs in staffing and managing foreign operations such as our manufacturing facility in the Philippines, as well as cultural differences;

•	difficulties and costs in recruiting and retaining individuals skilled in international business operations;

•	increased costs associated with maintaining international marketing efforts;

•	potentially adverse tax consequences;

•	inadequate local infrastructure;

•	financial risks, such as longer sales and payment cycles and greater difficulty collecting accounts receivable; and

•	political and economic instability, including wars, acts of terrorism, political unrest, boycotts, curtailments of trade and other business restrictions.

Specifically, we face risks associated with political and economic instability and civil unrest in the Philippines. In addition, in the Asia/Pacific region generally, we face risks associated with a recurrence of SARS, tensions between countries in that region, such as political tensions between China and Taiwan, the ongoing discussions with North Korea regarding its nuclear weapons program, potentially reduced protection for intellectual property rights, government-fixed foreign exchange rates, relatively uncertain legal systems and developing telecommunications infrastructures. In addition, some countries in this region, such as China, have adopted laws, regulations and policies which impose additional restrictions on the ability of foreign companies to conduct business in that country or otherwise place them at a competitive disadvantage in relation to domestic companies.

In addition, although base wages are lower in the Philippines, wages for our employees in the Philippines are increasing, which could result in increased costs to employ our manufacturing engineers. As of December 31, 2005, approximately 90% of our employees were located in the Philippines. We also are faced with competition in the Philippines for employees, and we expect this competition to increase as additional solar companies enter the market and expand their operations. In particular, there may be limited availability of qualified manufacturing engineers. We have benefited from an excess of supply over demand for college graduates in the field of engineering in the Philippines. If this favorable imbalance changes due to increased competition, it could affect the availability or cost of qualified employees, who are critical to our performance. This could increase our costs and turnover rates.

Currency fluctuations in the Euro or the Philippine peso relative to the U.S. dollar could decrease our revenue or increase our expenses.

In fiscal 2004, on a combined basis, and for the year ended December 31, 2005, approximately 44% and 70%, respectively, of our total revenue was generated outside the United States. We presently have currency exposure arising from both sales and purchases denominated in foreign currencies. A majority of our total revenue is denominated in Euros, including our fixed price agreements with Conergy and Solon, and a significant portion is denominated in U.S. dollars while a portion of our costs are incurred and paid in Euros and a smaller portion of our expenses are paid in Philippine pesos and Japanese yen.

We are exposed to the risk of a decrease in the value of the Euro relative to the U.S. dollar, which would decrease our total revenue. Changes in exchange rates between foreign currencies and the U.S. dollar may adversely affect our operating margins. For example, if these foreign currencies appreciate against the U.S. dollar, it will make it more expensive in terms of U.S. dollars to purchase inventory or pay expenses with foreign currencies. In addition, currency devaluation can result in a loss to us if we hold deposits of that currency as well as make our products, which are usually purchased with U.S. dollars, relatively more expensive than products manufactured locally. An increase in the value of the U.S. dollar relative to foreign currencies could make our solar cells more expensive for our international customers, thus potentially leading to a reduction in our sales and profitability. Furthermore, many of our competitors are foreign companies that could benefit from such a currency fluctuation, making it more difficult for us to compete with those companies. We currently conduct hedging activities, which involve the use of currency forward contracts. We cannot predict the impact of future exchange rate fluctuations on our business and operating results. In the past, we have experienced an adverse impact on our total revenue and profitability as a result of foreign currency fluctuations.

We may not be able to prevent others from using the SunPower name or similar mark in connection with their solar power products which could adversely affect the market recognition of our name and our revenue.

“SunPower” is our registered trademark in the United States for use with solar cells and solar panels. We are seeking similar registration of the “SunPower” trademark in foreign countries but we may not be successful in some of these jurisdictions. For example, we have received initial rejection of our application to register the “SunPower” trademark in Canada and Japan based on prior registration by other people. In the foreign jurisdictions where we are unable to obtain this registration or have not tried, others may be able to sell their products using the SunPower trademark which could lead to customer confusion. In addition, if there are jurisdictions where someone else has already established trademark rights in the SunPower name, we may face trademark disputes and may have to market our products with other trademarks, which also could hurt our marketing efforts. We may encounter trademark disputes with companies using marks which are confusingly similar to SunPower which if not resolved favorably could cause our branding efforts to suffer. In addition, we may have difficulty in establishing strong brand recognition with consumers if others use similar marks for similar products.

We rely primarily upon copyright and trade secret laws and contractual restrictions to protect our proprietary rights, and, if these rights are not sufficiently protected, our ability to compete and generate revenue could suffer.

We seek to protect our proprietary manufacturing processes, documentation and other written materials primarily under trade secret and copyright laws. We also typically require employees and consultants with access to our proprietary information to execute confidentiality agreements. The steps taken by us to protect our proprietary information may not be adequate to prevent misappropriation of our technology. In addition, our proprietary rights may not be adequately protected because:

•	people may not be deterred from misappropriating our technologies despite the existence of laws or contracts prohibiting it;

•	policing unauthorized use of our intellectual property may be difficult, expensive and time-consuming, and we may be unable to determine the extent of any unauthorized use; and

•	the laws of other countries in which we market our solar cells, such as some countries in the Asia/Pacific region, may offer little or no protection for our proprietary technologies.

Reverse engineering, unauthorized copying or other misappropriation of our proprietary technologies could enable third parties to benefit from our technologies without paying us for doing so. Any inability to adequately protect our proprietary rights could harm our ability to compete, to generate revenue and to grow our business.

We may not obtain sufficient patent protection on the technology embodied in the solar cells we currently manufacture and market, which could harm our competitive position and increase our expenses.

Although we rely primarily on trade secret laws and contractual restrictions to protect the technology in the solar cells we currently manufacture and market, our success and ability to compete in the future may also depend to a significant degree upon obtaining patent protection for our proprietary technology. As of December 31, 2005, we had 16 patent applications pending in the United States and 10 applications pending in foreign jurisdictions which cover aspects of the technology in the solar cells we currently manufacture and market. Patents that we currently own or license-in do not cover the solar cells that we presently manufacture and market. Our patent applications may not result in issued patents, and even if they result in issued patents, the patents may not have claims of the scope we seek. In addition, any issued patents may be challenged, invalidated or declared unenforceable. The term of any issued patents would be 20 years from their filing date and if our applications are pending for a long time period, we may have a correspondingly shorter term for any patent that may issue. Our present and future patents may provide only limited protection for our technology and may not be sufficient to provide competitive advantages to us. For example, competitors could be successful in challenging any issued patents or, alternatively, could develop similar or more advantageous technologies on their own or design around our patents. Also, patent protection in certain foreign countries may not be available or may be limited in scope and any patents obtained may not be as readily enforceable as in the United States, making it difficult for us to effectively protect our intellectual property from misuse or infringement by other companies in these countries. Our inability to obtain and enforce our intellectual property rights in some countries may harm our business. In addition, given the costs of obtaining patent protection, we may choose not to protect certain innovations that later turn out to be important.

If the effective term of our patents is decreased due to changes in patent laws or if we need to refile some of our patent applications, the value of our patent portfolio and the revenue we derive from products protected by the patents may be decreased.

The value of our patents depends in part on their duration. A shorter period of patent protection means less value of a patent. For example, the United States patent laws were amended in 1995 to change the term of patent protection from 17 years after the date of the patent’s issuance to 20 years after the earliest effective filing date of the application for a patent, unless the application was pending on June 8, 1995, in which case the term of a patent’s protection expires either 17 years after its issuance or 20 years after its filing, whichever is later. Because the time required from the filing of patent application to issuance of a patent is often longer than three years, a 20-year patent term from the filing date may result in substantially shorter patent protection. Also, we may need to refile some of our patent applications and, in these situations, the patent term will be measured from the date of the earliest priority application to which benefit is claimed in such a patent application. This would also shorten our period of patent exclusivity. A shortened period of patent exclusivity may negatively impact our revenue protected by our patents.

Our intellectual property indemnification practices may adversely impact our business.

We are required by contract to indemnify some of our customers and our third-party intellectual property providers for certain costs and damages of patent infringement in circumstances where our solar cells are a factor creating the customer’s or these third-party providers’ infringement liability. This practice may subject us to significant indemnification claims by our customers and our third-party providers. We cannot assure you that indemnification claims will not be made or that these claims will not harm our business, operating results or financial condition.

We may face intellectual property infringement claims that could be time-consuming and costly to defend and could result in our loss of significant rights.

From time to time, we, our customers or third-parties with whom we work may receive letters, including letters from various industry participants, alleging infringement of their patents. Although we are not currently aware of any parties pursuing or intending to pursue infringement claims against us, we cannot assure you that we will not be subject to such claims in the future. Also, because patent applications in the United States and many other jurisdictions are kept confidential for 18 months before they are published, we may be unaware of pending patent applications that relate to our solar cells. Our third-party suppliers may also become subject to infringement claims, which in turn could negatively impact our business. We may also initiate claims to defend our intellectual property. We recently terminated a license as to which we have not paid royalties since the second quarter of 2004 because our current products do not use the licensed technology. However, the licensor could challenge our actions and litigate against us. Intellectual property litigation is expensive and time-consuming and could divert management’s attention from our business and could have a material adverse effect on our business, operating results or financial condition. If there is a successful claim of infringement against us, our customers or our third-party intellectual property providers, we may be required to pay substantial damages to the party claiming infringement, stop selling products or using technology that contains the allegedly infringing intellectual property, or enter into royalty or license agreements that may not be available on acceptable terms, if at all. Parties making infringement claims may also be able to bring an action before the International Trade Commission that could result in an order stopping the importation into the United States of our solar cells. All these judgments could materially damage our business. We may have to develop non-infringing technology, and our failure in doing so or obtaining licenses to the proprietary rights on a timely basis could have a material adverse effect on our business.

We may file claims against other parties for infringing our intellectual property that may be very costly and may not be resolved in our favor.

Although we are not aware of infringement of our intellectual property by other parties except potential trademark infringement, we cannot guarantee that such infringement does not exist now or that it will not occur in the future. To protect our intellectual property rights and to maintain our competitive advantage, we may file suits against parties who we believe infringe our intellectual property. Intellectual property litigation is expensive and time consuming and could divert management’s attention from our business and could have a material adverse effect on our business, operating results or financial condition, and our enforcement effort may not be successful. In certain situations, we may have to bring such suit in foreign jurisdictions, in which case we are subject to additional risk as to the result of the proceedings and the amount of damage that we can recover. Certain foreign jurisdictions may not provide protection to intellectual property comparable to that in the United States. Our engagement in intellectual property enforcement actions may negatively impact our financial results.

The current tax holidays in the Philippines will expire within the next several years.

We currently benefit from income tax holiday incentives in the Philippines pursuant to our Philippine subsidiary’s registrations with the Board of Investments and Philippine Economic Zone Authority, which provide that we pay no income tax in the Philippines for four years pursuant to our Board of Investments non-pioneer status and Philippine Economic Zone Authority registrations, and six years pursuant to our Board of Investments pioneer status registration. Our current income tax holidays expire in 2010, and we intend to apply for extensions. However, these tax holidays may or may not be extended. We believe that as our Philippine tax holidays expire, (a) gross income attributable to activities covered by our Philippine Economic Zone Authority registrations will be taxed at a 5% preferential rate, and (b) our Philippine net income attributable to all other activities will be taxed at the statutory Philippine corporate income tax rate of 32%. As of yet no tax benefit has been realized from the income tax holiday due to operating losses in the Philippines.

Future transactions may limit our ability to use our net operating loss carryforwards.

As of December 31, 2005, we had U.S. federal tax net operating loss carryforwards of approximately $36.5 million. These net operating loss carryforwards may be used to offset future taxable income and thereby reduce our U.S. federal income taxes otherwise payable. Section 382 of the Internal Revenue Code of 1986, as amended, or the Code, imposes an annual limit on the ability of a corporation that undergoes an “ownership change” to use its net operating loss carry forwards to reduce its tax liability. Due in part to equity financings, we experienced “ownership changes” as defined in Section 382 of the Code. Accordingly, our use of the net operating loss carryforwards and credit carryforwards may be limited by the annual limitations described in Sections 382 and 383 of the Code.

We may not be able to increase or sustain our recent growth rate, and we may not be able to manage our future growth effectively.

We may be unable to continue to expand our business or manage future growth. Our recent expansion has placed, and our planned expansion and any other future expansion will continue to place, a significant strain on our management, personnel, systems and resources. We plan to purchase additional equipment to significantly expand our manufacturing capacity and to hire additional employees to support an increase in manufacturing, research and development and our sales and marketing efforts. To successfully manage our growth and handle the responsibilities of being a public company, we believe we must effectively:

•	hire, train, integrate and manage additional qualified engineers for research and development activities, sales and marketing personnel, and financial and information technology personnel;

•	retain key management and augment our management team, particularly if we lose key members;

•	continue to enhance our customer resource management and manufacturing management systems;

•	implement and improve additional and existing administrative, financial and operations systems, procedures and controls, including the need to integrate our financial internal control systems in our Philippines facility with those of our Sunnyvale, California headquarters;

•	expand and upgrade our technological capabilities; and

•	manage multiple relationships with our customers, suppliers and other third parties.

We may encounter difficulties in effectively managing the budgeting, forecasting and other process control issues presented by rapid growth. If we are unable to manage our growth effectively, we may not be able to take advantage of market opportunities, develop new solar cells and other products, satisfy customer requirements, execute our business plan or respond to competitive pressures.

We had approximately 788 full-time employees as of December 31, 2005, and we anticipate that we will need to hire a significant number of highly skilled technical, manufacturing, sales, marketing, administrative and accounting personnel if we are to successfully develop and market our products and expand and operate our expanded manufacturing facility. The competition for qualified personnel is intense in our industry. We may not be successful in attracting and retaining sufficient numbers of qualified personnel to support our anticipated growth. We may have more difficulty attracting personnel after we become a public company because of the perception that the stock option component of our compensation package may not be as valuable.

The success of our business depends on the continuing contributions of our key personnel.

We rely heavily on the services of our key executive officers, including Thomas H. Werner, our Chief Executive Officer, Emmanuel T. Hernandez, our Chief Financial Officer, Dr. Richard Swanson, our President

and Chief Technology Officer, and PM Pai, our Chief Operating Officer. The loss of services of any principal member of our management team, particularly Thomas H. Werner, Emmanuel T. Hernandez, Dr. Richard Swanson and PM Pai, could adversely impact our operations. In addition, our technical personnel represent a significant asset and serve as the source of our technological and product innovations. We believe our future success will depend upon our ability to retain these key employees and our ability to attract and retain other skilled managerial, engineering and sales and marketing personnel. However, we cannot guarantee that any employee will remain employed at the Company for any definite period of time since all of our employees, including Messrs. Werner, Hernandez, Swanson and Pai, serve at-will and may terminate their employment at any time for any reason.

Our headquarters, research and development and manufacturing facilities, the facilities of our subcontractor upon which we rely to assemble and test our solar panels and facilities of our suppliers of silicon ingots, are located in regions that are subject to earthquakes and other natural disasters.

Our headquarters, including research and development operations, our manufacturing facility and the subcontractor upon which we rely to assemble and test our solar panels are located in countries that are subject to earthquakes and other natural disasters. Our headquarters and research and development operations are located in the United States, our manufacturing facility is located in the Philippines, and our subcontractor for assembly and test of solar panels is located in China. Since we do not have redundant facilities, any earthquake, tsunami or other natural disaster in these countries could materially disrupt our production capabilities and could result in our experiencing a significant delay in delivery, or substantial shortage, of our solar cells.

Changes to financial accounting standards may affect our results of operations and cause us to change our business practices.

We prepare our financial statements to conform with generally accepted accounting principles, or GAAP, in the United States. These accounting principles are subject to interpretation by the American Institute of Certified Public Accountants, the SEC and various bodies formed to interpret and create appropriate accounting policies. A change in those policies can have a significant effect on our reported results and may affect our reporting of transactions completed before a change is announced. Changes to those rules or the questioning of current practices may adversely affect our reported financial results or the way we conduct our business. For example, accounting policies affecting many aspects of our business, including rules relating to employee stock option grants, have recently been revised. The Financial Accounting Standards Board, or the FASB, and other agencies have made changes to U.S. generally accepted accounting principles, or GAAP, that will require us, starting in our first quarter of fiscal 2006, to record a charge to earnings for employee stock option grants and other equity incentives. We may have significant and ongoing accounting charges resulting from option grant and other equity incentive expensing that could reduce our overall net income or increase our net loss. In addition, since we historically have used equity-related compensation as a component of our total employee compensation program, the accounting change could make the use of equity-related compensation less attractive to us and therefore make it more difficult to attract and retain employees.

If we fail to maintain an effective system of internal controls, we may not be able to accurately report our financial results or prevent fraud. As a result, current and potential stockholders could lose confidence in our financial reporting, which could harm our business and the trading price of our common stock.

Effective internal controls are necessary for us to provide reliable financial reports and effectively prevent fraud. We have in the past discovered, and may in the future discover, areas of our internal controls that need improvement. In addition, Section 404 of the Sarbanes-Oxley Act of 2002 requires us to evaluate and report on our internal controls over financial reporting and have our independent registered public accounting firm annually attest to our evaluation, as well as issue their own opinion on our internal control over financial reporting, which will be required for the first time in connection with our Annual Report on Form 10-K for the fiscal year ending December 31, 2006. Although Cypress completed its Section 404 compliance for its Annual Report on Form 10-K for the fiscal years ended December 31, 2004 and 2005, the review of our internal controls as part of this process was limited in scope and you should not conclude from this Cypress process that our internal controls were adequate to the extent required of an independent public company at that time. We are preparing for compliance with Section 404 by strengthening, assessing and testing our system of internal controls to provide the basis for our report. However, the continuous process of strengthening our internal controls and complying with Section 404 is expensive and time consuming, and requires significant management attention. We cannot be certain that these measures will ensure that we will maintain adequate control over our financial processes and reporting. Furthermore, as we rapidly grow our business, our internal controls will become more complex and will require significantly more resources to ensure our internal controls overall remain effective. Failure to implement required new or improved controls, or difficulties encountered in their implementation, could harm our operating results or cause us to fail to meet our reporting obligations. If we or our independent registered public accounting firm discover a material weakness, the disclosure of that fact, even if quickly remedied, could reduce the market’s confidence in our financial statements and harm our stock price. In addition, future non-compliance with Section 404 could subject us to a variety of administrative sanctions, including the suspension or delisting of our common stock from The Nasdaq National Market and the inability of registered broker-dealers to make a market in our common stock, which would further reduce our stock price.

Compliance with environmental regulations can be expensive, and noncompliance with these regulations may result in adverse publicity and potentially significant monetary damages and fines.

We are required to comply with all foreign, federal, state and local laws and regulations regarding pollution control and protection of the environment. In addition, under some statutes and regulations, a government agency, or other parties, may seek recovery and response costs from operators of property where releases of hazardous substances have occurred or are ongoing, even if the operator was not responsible for such release or otherwise at fault. We use, generate and discharge toxic, volatile and otherwise hazardous chemicals and wastes in our research and development and manufacturing activities. Any failure by us to control the use of, or to restrict adequately the discharge of, hazardous substances could subject us to potentially significant monetary damages and fines or suspensions in our business operations. In addition, if more stringent laws and regulations are adopted in the future, the costs of compliance with these new laws and regulations could be substantial. To date such laws and regulations have not had a significant impact on our business and we believe that we have all necessary permits to conduct our business as it is presently conducted. If we fail to comply with present or future environmental laws and regulations, however, we may be required to pay substantial fines, suspend production or cease operations. Under our separation agreement with Cypress, we will indemnify Cypress from any environmental liabilities associated with our operations and facilities in Sunnyvale, California and the Philippines, whether prior to or after the separation.

We may engage in acquisitions or invest in joint ventures with other companies that could adversely affect our operating results, dilute our stockholders’ equity, or cause us to incur additional debt or assume contingent liabilities.

To increase our business and maintain our competitive position, we may acquire other companies or engage in joint ventures with other companies in the future. Acquisitions and joint ventures involve a number of risks that could harm our business and result in the acquired business or joint venture not performing as expected, including:

•	insufficient experience with technologies and markets in which the acquired business is involved, which may be necessary to successfully operate and integrate the business;

•	problems integrating the acquired operations, personnel, technologies or products with the existing business and products;

•	diversion of management time and attention from our core business to the acquired business or joint venture;

•	potential failure to retain key technical, management, sales and other personnel of the acquired business or joint venture;

•	difficulties in retaining relationships with suppliers and customers of the acquired business; and

•	subsequent impairment of the acquired assets, including intangible assets.

In addition, acquisitions or joint ventures could require investment of significant financial resources and may require us to obtain additional equity financing, which may dilute our stockholders’ equity, or to incur additional indebtedness.

We maintain self-insurance for certain indemnities we have made to our officers and directors.

Our certificate of incorporation, by-laws and indemnification agreements require us to indemnify our officers and directors for certain liabilities that may arise in the course of their service to us. We self-insure with respect to potential indemnifiable claims. Although we have insured our officers and directors against certain potential third-party claims for which we are legally or financially unable to indemnify them, we intend to self-insure with respect to potential third-party claims which give rise to direct liability to such third-party or an indemnification duty on our part. If we were required to pay a significant amount on account of these liabilities for which we self-insure, our business, financial condition and results of operations could be seriously harmed.

Risks Related to Our Relationship with Cypress Semiconductor Corporation

As long as Cypress controls us, your ability to influence matters requiring stockholder approval will be limited.

As of December 31, 2005 Cypress owned all 52,033,287 shares of class B common stock, representing approximately 85% of the total outstanding shares of common stock or 98% of the voting power of outstanding capital stock. The holders of our class A common stock and our class B common stock have substantially similar rights, preferences, and privileges except with respect to voting and conversion rights and other protective provisions as set forth in this Annual Report on Form 10-K. Holders of our class B common stock are entitled to eight votes per share of class B common stock, and the holders of our class A common stock are entitled to one vote per share of class A common stock. If Cypress transfers shares of our class B common stock to any party other than a successor in interest or a subsidiary of Cypress prior to a tax-free distribution to its stockholders, those shares would automatically convert into class A common stock. Other than through such transfers or voluntary conversions by Cypress of class B common stock to class A common stock, only at such time, if at all, as Cypress, its successors in interest and its subsidiaries collectively own less than 40% of the shares of all classes of our common stock then outstanding and Cypress has not effected a tax-free distribution of our class B common stock to its stockholders prior to such time will all shares of our class B common stock automatically convert into shares of our class A common stock on a one-for-one basis. For so long as Cypress, its successors in interest and its subsidiaries hold shares of our class B common stock, Cypress will be able to elect all of the members of our board of directors.

In addition, until such time as Cypress, its successors in interest and its subsidiaries collectively own less than 40% of the shares of all classes of our common stock then outstanding and Cypress is no longer consolidating us for accounting purposes, Cypress will have the ability to take stockholder action without the vote of any other stockholder, and investors will not be able to affect the outcome of any stockholder vote during this period. As a result, Cypress will have the ability to control all matters affecting us, including:

•	the composition of our board of directors and, through our board of directors, any determination with respect to our business plans and policies, including the appointment and removal of our officers;

•	any determinations with respect to mergers and other business combinations;

•	our acquisition or disposition of assets;

•	our financing activities;

•	changes to the agreements providing for our separation from Cypress;

•	the allocation of business opportunities that may be suitable for us and Cypress;

•	the payment of dividends on our common stock; and

•	the number of shares available for issuance under our stock plans.

Cypress’ voting control may discourage transactions involving a change of control of us, including transactions in which holders of our class A common stock might otherwise receive a premium for their shares over the then current market price. Cypress is not prohibited from selling a controlling interest in us to a third party and may do so without approval of class A stockholders and without providing for a purchase of class A common stock. Accordingly, shares of class A common stock may be worth less than they would be if Cypress did not maintain voting control over us.

Our historical financial information as a business segment of Cypress may not be representative of our results as an independent public company.

The historical financial information we have included in this Form 10-K does not necessarily reflect what our financial position, results of operations or cash flows would have been had we been an independent entity during the historical periods presented. The historical costs and expenses reflected in our consolidated financial statements include an allocation for certain corporate functions historically provided by Cypress, including centralized legal, tax, treasury, information technology, employee benefits and other Cypress corporate services and infrastructure costs. These expense allocations were based on what we and Cypress considered to be reasonable reflections of the utilization of services provided or the benefit received by us. The historical financial information is not necessarily indicative of what our results of operations, financial position, cash flows or costs and expenses will be in the future. We have not made adjustments to reflect many significant changes that will occur in our cost structure, funding and operations as a result of our separation from Cypress, including changes in our employee base, changes in our tax structure, potential increased costs associated with reduced economies of scale and increased costs associated with being a publicly traded, stand-alone company. For additional information, see “Selected Consolidated Financial Data,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and notes thereto.

Our ability to operate our business effectively may suffer if we are unable to cost-effectively establish our own administrative and other support functions in order to operate as a stand-alone company after the expiration of our services agreements with Cypress.

As a subsidiary of Cypress, we have relied on administrative and other resources of Cypress to operate our business. In connection with our separation from Cypress, we have entered into various service agreements to retain the ability for specified periods to use these Cypress resources. Thereafter, we will need to create our own administrative and other support systems or contract with third parties to replace Cypress’ systems. In addition, we recently established disclosure controls and procedures and internal control over financial reporting as part of our becoming a separate public company in November 2005. These services may not be provided at the same level as when we were a wholly owned subsidiary of Cypress, and we may not be able to obtain the same benefits that we received prior to the separation. These services may not be sufficient to meet our needs, and after our agreements with Cypress expire, we may not be able to replace these services at all or obtain these services at prices and on terms as favorable as we currently have with Cypress. Any failure or significant downtime in our own administrative systems or in Cypress’ administrative systems during the transitional period could result in unexpected costs, impact our results and/or prevent us from paying our suppliers or employees and performing other administrative services on a timely basis. For a description of these services, please see the section entitled “Certain Relationships and Related Transactions” in our Proxy Statement, which is incorporated herein by reference.

We may experience increased costs resulting from a decrease in our purchasing power and we may have difficulty obtaining new customers due to our relatively small size after our separation from Cypress.

Historically, we were able to take advantage of Cypress’ size and purchasing power in procuring goods, technology and services, including insurance, employee benefit support and audit services. We are a smaller company than Cypress, and we cannot assure you that we will have access to financial and other resources comparable to those available to us prior to the offering. As an independent company, we may be unable to obtain goods, technology and services at prices or on terms as favorable as those available to us prior to our separation from Cypress, which could increase our costs and reduce our profitability. In addition, as a smaller, separate, stand-alone company, we may encounter more customer concerns about our viability as a separate entity, which could harm our business, financial condition and results of operations. Our future success depends on our ability to maintain our current relationships with existing customers, and we may have difficulty attracting new customers.

Our agreements with Cypress require us to indemnify Cypress for certain tax liabilities. These indemnification obligations may limit our ability to obtain additional financing or participate in future acquisitions for up to two years.

We have entered into a tax sharing agreement with Cypress, under which we and Cypress agree to indemnify one another for certain taxes and similar obligations that the other party could incur under certain circumstances. In general, we will be responsible for taxes relating to our business. Furthermore, we may be held jointly and severally liable for taxes determined on a consolidated basis even though Cypress is required to indemnify us for its taxes pursuant to the tax sharing agreement. After the date we cease to be a member of Cypress’ consolidated, combined or unitary group for federal or state income tax purposes, as and to the extent that we become entitled to utilize on our separate tax returns portions of those credit or loss carryforwards existing as of such date, we will distribute to Cypress the tax effect (estimated to be 40%) of the amount of such tax loss carryforwards so utilized and the amount of any credit carryforwards so utilized. We will distribute these amounts to Cypress in cash or in our shares, at our option. As of December 31, 2005, we had approximately $36.5 million of federal net operating loss carryforwards and approximately $4.8 million of California net operating loss carryforwards, meaning that such potential future payments to Cypress, which would be made over a period of several years, would therefore aggregate between $15.0 million and $16.0 million. For a more complete description of the tax sharing agreement, please see the section entitled “Certain Relationships and Related Transactions—Relationship with Cypress Semiconductor Corporation—Tax Sharing Agreement” in our Proxy Statement, which is incorporated herein by reference.

If Cypress distributes our class B common stock to Cypress stockholders in a transaction intended to qualify as a tax-free distribution under Section 355 of the Code, Cypress intends to obtain an opinion of counsel and/or a ruling from the Internal Revenue Service to the effect that such distribution qualifies under Section 355 of the Code. Despite such an opinion or ruling, however, the distribution may nonetheless be taxable to Cypress under Section 355(e) of the Code if 50% or more of our voting power or economic value is acquired as part of a plan or series of related transactions that includes the distribution of our stock. The tax sharing agreement includes our obligation to indemnify Cypress for any liability incurred as a result of issuances or dispositions of our stock after the distribution, other than liability attributable to certain dispositions of our stock by Cypress, that cause Cypress’ distribution of shares of our stock to its stockholders to be taxable to Cypress under Section 355(e) of the Code. Under current law, following a distribution by Cypress and up to two years thereafter, our obligation to indemnify Cypress will be triggered only if we issue stock or participate in a transaction in which 50% or more of our voting power or economic value is acquired in a financing or acquisition transaction that is part of a plan or series of related transactions that includes the distribution. If such an indemnification obligation is triggered, the extent of our liability to Cypress will generally equal the product of (a) Cypress’ top marginal federal and state income tax rate for the year of the distribution, and (b) the difference between the fair market value of our class B common stock distributed to Cypress stockholders and Cypress’ tax basis in such stock as determined on the date of the distribution. Our ability to use our equity to obtain additional financing or to engage in acquisition transactions for a period of time after a distribution will be restricted if we can only sell or issue a limited amount of our stock before triggering our obligation to indemnify Cypress for taxes it incurs under Section 355(e) of the Code.

For example, under the current tax rules, if Cypress were to make a complete distribution of its class B common stock and our total outstanding capital stock at the time of such distribution was 67,000,000 shares, unless we qualified for one of several safe harbor exemptions available under the Treasury Regulations, in order to avoid our indemnification obligation to Cypress, we could not, for up two years from Cypress’ distribution, issue 67,000,000 or more shares of class A common stock, nor could we participate in a transaction in which 33,500,000 or more shares of our then existing class A common stock is to be acquired in connection with a plan or series of related transactions that includes the distribution. If we were to participate in such a transaction, assuming Cypress held 52,000,000 shares at the time of their distribution, Cypress’ top marginal income tax rate is 40%, the fair market value of our class B common stock is $35.00 per share and Cypress’ tax basis in such stock is $10.00 per share on the date of their distribution, then our liability under our indemnification obligation to Cypress would be approximately $520,000,000.

Third parties may seek to hold us responsible for liabilities of Cypress.

Third parties may seek to hold us responsible for Cypress’ liabilities. Under our separation agreements with Cypress, Cypress will indemnify us for claims and losses relating to liabilities related to Cypress’ business and not related to our business. However, if those liabilities are significant and we are ultimately held liable for them, we cannot assure you that we will be able to recover the full amount of our losses from Cypress.

Our inability to resolve any disputes that arise between us and Cypress with respect to our past and ongoing relationships may result in a significant reduction of our revenue.

Disputes may arise between Cypress and us in a number of areas relating to our past and ongoing relationships, including:

•	labor, tax, employee benefit, indemnification and other matters arising from our separation from Cypress;

•	the cost of wafers for our imaging detectors;

•	employee retention and recruiting;

•	business combinations involving us;

•	pricing for transitional services;

•	sales or distributions by Cypress of all or any portion of its ownership interest in us;

•	the nature, quality and pricing of services Cypress has agreed to provide us; and

•	business opportunities that may be attractive to both Cypress and us.

We may not be able to resolve any potential conflicts, and even if we do, the resolution may be less favorable than if we were dealing with an unaffiliated party.

The agreements we entered into with Cypress may be amended upon agreement between the parties. While we are controlled by Cypress, we may not have the leverage to negotiate amendments to these agreements if required on terms as favorable to us as those we would negotiate with an unaffiliated third party.

Some of our directors and executive officers may have conflicts of interest because of their ownership of Cypress common stock, options to acquire Cypress common stock and positions with Cypress.

Some of our directors and executive officers own Cypress common stock and options to purchase Cypress common stock. For information regarding the ownership of Cypress common stock and options to purchase Cypress common stock, see the section entitled “Security Ownership of Certain Beneficial Owners and Management” in our Proxy Statement, which is incorporated herein by reference. In addition, some of our directors are executive officers and/or directors of Cypress. Ownership of Cypress common stock and options to purchase Cypress common stock by our directors and officers and the presence of executive officers or directors of Cypress on our board of directors could create, or appear to create, conflicts of interest with respect to matters involving both us and Cypress. For example, corporate opportunities may arise that concern both of our businesses, such as the potential acquisition of a particular business or technology that is complementary to both of our businesses. In these situations, our amended and restated certificate of incorporation provides that directors and officers who are also directors or officers of Cypress have no duty to communicate or present such corporate opportunity to us unless it is specifically and primarily applicable to converting solar energy into electrical energy and using the resulting electrical energy other than in applications for consumers where photodiode technology is combined with micro-controllers and other integrated circuits made by Cypress, have the right to deal with such corporate opportunity in their sole discretion and shall not be liable to us or our stockholders for breach of fiduciary duty by reason of the fact that such director or officer pursues or acquires such corporate opportunity for itself or for Cypress. In addition, we have not established at this time any procedural mechanisms to address actual or perceived conflicts of interest of these directors and officers and expect that our board of directors, in the exercise of its fiduciary duties, will determine how to address any actual or perceived conflicts of interest on a case-by-case basis. If any corporate opportunity arises and if our directors and officers do not pursue it on our behalf pursuant to the provisions in our amended and restated certificate of incorporation, we may not become aware of, and may potentially lose, a significant business opportunity.

Because Cypress is not obligated to distribute our common stock that it owns to its stockholders, we will continue to be subject to the risks described above relating to Cypress’ control of us if Cypress does not complete such a distribution.

Cypress has advised us that it does not have any current plans to distribute to its stockholders the shares of our class B common stock that it beneficially owns. Completion of any such distribution in the future would be contingent upon, among other things, the receipt of a favorable tax ruling from the Internal Revenue Service and/ or a favorable opinion of Cypress’ tax advisor as to the tax-free nature of the distribution for U.S. federal income tax purposes. However, Cypress is not obligated to undertake the distribution, and the distribution may not occur for the foreseeable future or at all.

Unless and until such a distribution occurs or Cypress otherwise disposes of shares so that it, its successors in interest and its subsidiaries collectively own less than 40% of the shares of all classes of our common stock then outstanding, we will continue to face the risks described above relating to Cypress’ control of us and potential conflicts of interest between Cypress and us. We may be unable to realize potential benefits that could result from such a distribution by Cypress, such as greater strategic focus, greater access to capital markets, better incentives for employees and more accountable management, although we cannot guarantee that we would realize any of these potential benefits if such a distribution did occur. In addition, speculation by the press, investment community, our customers, our competitors or others regarding whether Cypress intends to complete such a distribution or otherwise dispose of its controlling interest in us could harm our business.

So long as Cypress continues to hold a controlling interest in us or is otherwise a significant stockholder, the liquidity and market price of our class A common stock may be adversely impacted.

Through potential control of our board of directors, Cypress may cause our board to act in Cypress’ best interests which may diverge from the best interests of other stockholders and make it difficult for us to recruit quality independent directors.

Cypress may at any time replace our entire board of directors. Furthermore, some actions of our board of directors require the approval of 75% of our directors except to the extent this condition is waived by Cypress. As a result, unless and until Cypress, its successors in interest and its subsidiaries collectively own less than 40% of the shares of all classes of our common stock then outstanding and Cypress is no longer consolidating us for accounting purposes, Cypress could effectively control and direct our board of directors, which means that to the extent the interests of Cypress and we diverge, Cypress can cause us to act in Cypress’ best interest to the detriment of the value of our class A common stock. In certain circumstances (e.g. if outside directors disagree with Cypress’s position on issues and subsequently resign), talented individuals who might otherwise accept a board position at SunPower may decline to serve.

Risks Related to Our Common Stock

Our stock price is volatile, and a liquid trading market for our class A common stock may not develop or be sustained.

Our class A common stock has a limited trading history in a public market. We cannot predict how liquid the market for our common stock might become. The trading price of our class A common stock could be subject to wide fluctuations due to the factors discussed in this risk factors section and elsewhere in this Annual Report. In addition, the stock market in general and the Nasdaq National Market and technology companies in particular have experienced extreme price and volume fluctuations. These trading prices and valuations may not be sustainable. These broad market and industry factors may decrease the market price of our class A common stock, regardless of our actual operating performance. In addition, in the past, following periods of volatility in the overall market and the market price of a company’s securities, securities class action litigation has often been instituted against these companies. This litigation, if instituted against us, could result in substantial costs and a diversion of our management’s attention and resources.

If securities or industry analysts do not publish research or reports about us, our business or our market, or if they change their recommendations regarding our stock adversely, our stock price and trading volume could decline.

The trading market for our class A common stock is influenced by the research and reports that industry or securities analysts publish about us, our business or our market. If one or more of the analysts who cover us change their recommendation regarding our stock adversely, our stock price would likely decline. If one or more of these analysts cease coverage of our company or fail to regularly publish reports on us, we could lose visibility in the financial markets, which in turn could cause our stock price or trading volume to decline.

Substantial future sales of our class A common stock or other securities in the public market could cause our stock price to fall.

Sales of our class A common stock in the public market or sales of any other securities in our company, or the perception that such sales could occur, could cause the market price of our class A common stock to decline. As of December 31, 2005 we had 9,059,197 shares of class A common stock outstanding and Cypress owns 52,033,287 outstanding shares of our class B common stock, representing approximately 85% of the outstanding shares of our common stock which Cypress may convert into class A common stock at any time. Cypress has no contractual obligation to retain its shares of our common stock, except that it has agreed not to sell or distribute any of its shares of our common stock without the consent of Credit Suisse First Boston LLC and Lehman Brothers Inc. until 270 days after November 16, 2005 (the date of our final prospectus for our IPO). Subject to applicable U.S. federal and state securities laws, Cypress may sell or distribute to its stockholders any or all of the shares of our common stock that it owns, which may or may not include the sale of a controlling interest in us, either (1) after the expiration of this 270-day period or (2) before the expiration of this 270-day period with the consent of Credit Suisse First Boston LLC and Lehman Brothers Inc.

Our directors and officers and all of our existing stockholders entered into 180-day lock-up (following November 16, 2005 (the date of our final prospectus for our IPO) agreements with us or with Credit Suisse First Boston LLC and Lehman Brothers Inc., subject to certain exceptions, except that Cypress has agreed to a 270-day lock-up period. However, on March 9, 2006 Credit Suisse First Boston LLC and Lehman Brothers Inc. agreed to the release of certain employee stockholders (other than the executive officers of the Company and Cypress) from the 180-day lock-up stock trading restriction with respect to a percentage of their shares. This release resulted in approximately 260,000 class A common shares becoming freely tradable on March 9, 2006. Our executive officers and Cypress remain subject to their original lock-up agreements. All shares sold in our IPO are freely transferable without restriction or additional registration under the Securities Act of 1933, or the Securities Act, and subject to the lock-up arrangements, volume and other restrictions as applicable under Rule 144 and 701 under the Securities Act. If Cypress elects to convert its shares of class B common stock into class A common stock, an additional 52,033,287 shares of class A common stock will be available for sale 270 days following November 16, 2005 (the date of our final prospectus for our IPO) subject to volume and other restrictions as applicable under Rule 144 and 701 of the Securities Act.

Any or all of these shares may be released prior to expiration of the lock-up period at the discretion of both Credit Suisse First Boston LLC and Lehman Brothers Inc. without prior notice. To the extent shares are released before the expiration of the lock-up period and these shares are sold into the market, the market price of our common stock could decline. The remaining shares of our common stock will become available for sale at various times thereafter upon the expiration of one-year holding periods.

In addition, Cypress has the right to cause us to register the sale of its shares of our common stock under the Securities Act. Registration of these shares under the Securities Act would result in these shares, other than shares purchased by our affiliates, becoming freely tradable without restriction under the Securities Act immediately upon the effectiveness of the registration.

If Cypress distributes to its stockholders shares of our common stock that it owns, which it has agreed not to do for at least 270 days after November 16, 2005 (the date of our final prospectus for our IPO) substantially all of these shares would be eligible for immediate resale in the public market. We are unable to predict whether significant amounts of our common stock would be sold in the open market in anticipation of, or after, any such distribution. We also are unable to predict whether a sufficient number of buyers for shares of our class A common stock would be in the market at that time.

The difference in the voting rights of our class A and our class B common stock may harm the value and liquidity of our class A common stock.

The rights of the holders of class A and class B common stock are substantially similar, except with respect to voting, conversion and other protective provisions. The holders of class B common stock are entitled to eight votes per share and the holders of our class A common stock are entitled to one vote per share. The difference in the voting rights of our class A and class B common stock both before and after any distribution of our class B common stock by Cypress to its stockholders could harm the value of the class A common stock to the extent that any investor or potential future purchaser of our common stock ascribes value to the right of the holders of our class B common stock to eight votes per share. The existence of two classes of common stock could result in less liquidity for either class of common stock than if there were only one class of our common stock.

Delaware law and our corporate charter and bylaws contain anti-takeover provisions that could delay or discourage takeover attempts that stockholders may consider favorable.

Provisions in our restated certificate of incorporation, as amended and restated, may have the effect of delaying or preventing a change of control or changes in our management. These provisions include the following:

•	the right of the board of directors to elect a director to fill a vacancy created by the expansion of the board of directors;

•	the prohibition of cumulative voting in the election of directors, which would otherwise allow less than a majority of stockholders to elect director candidates;

•	the requirement for advance notice for nominations for election to the board of directors or for proposing matters that can be acted upon at a stockholders’ meeting;

•	the ability of the board of directors to issue, without stockholder approval, up to 10,042,490 shares of preferred stock with terms set by the board of directors, which rights could be senior to those of common stock; and

•	in the event that Cypress, its successors in interest and its subsidiaries no longer collectively own shares of our common stock equal to at least 40% of the shares of all classes of our common stock then outstanding and Cypress is no longer consolidating us for accounting purposes:

•	our board of directors will be divided into three classes of directors, with the classes to be as nearly equal in number as possible;

•	no action can be taken by stockholders except at an annual or special meeting of the stockholders called in accordance with our bylaws, and stockholders may not act by written consent;

•	stockholders may not call special meetings of the stockholders; and

•	our board of directors will be able to alter our bylaws without obtaining stockholder approval.

Until such time as Cypress, its successor in interest and its subsidiaries collectively own less than 40% of the shares of all classes of our common stock then outstanding and Cypress is no longer consolidating us for accounting purposes, the affirmative vote of at least 75% of the then-authorized number of members of our board of directors will be required to: (a) adopt, amend or repeal our bylaws or certificate of incorporation; (b) appoint or remove our chief executive officer; (c) designate, appoint or allow for the nomination or recommendation for election by our stockholders of an individual to our board of directors; (d) change the size of our board of directors to be other than five members; (e) form a committee of our board of directors or establish or change a charter, committee responsibilities or committee membership of any committee of our board of directors; (f) adopt any stockholder rights plan, “poison pill” or other similar arrangement; or (g) approve any transactions that would involve a merger, consolidation, restructuring, sale of substantially all of our assets or any of our subsidiaries or otherwise result in any person or entity obtaining control of us or any of our subsidiaries. Cypress may at any time in its sole discretion waive this requirement to obtain such a supermajority vote of our board of directors.

In addition, because we are incorporated in Delaware, we are governed by the provisions of Section 203 of the Delaware General Corporation Law. These provisions may prohibit large stockholders, in particular those owning 15% or more of our outstanding voting stock, from merging or combining with us. These provisions in our restated certificate of incorporation, bylaws and under Delaware law could discourage potential takeover attempts and could reduce the price that investors might be willing to pay for shares of our common stock in the future and result in the market price being lower than they would without these provisions.

We incur substantial compliance costs as a public company.

As a public company, we incur significant legal, accounting and other expenses that we did not incur as a private company. In addition, the Sarbanes-Oxley Act of 2002, as well as new rules subsequently implemented by the SEC and The Nasdaq Stock Market, have required changes in corporate governance practices of public companies. We expect these new rules and regulations to increase our legal and financial compliance costs in 2006 and beyond, and to make some activities more time-consuming and costly. We also expect these new rules and regulations to make it more difficult and more expensive for us to obtain director and officer liability insurance in the future and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified persons to serve on our board of directors or as executive officers.

ITEM 1B: UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2: PROPERTIES

Our corporate headquarters are located in Sunnyvale, California, where we occupy approximately 20,000 square feet under a lease expiring on May 31, 2006. We are currently negotiating terms to lease one of Cypress’

existing buildings in San Jose, California to house our corporate headquarters after our current corporate headquarters lease expires. We also lease from Cypress approximately 215,000 square feet in the Philippines, which serves as our solar cell manufacturing facility. This lease expires on July 15, 2021 and it contains a right to purchase the facility from Cypress at any time at Cypress’ original purchase price of approximately $8.0 million plus interest computed on a variable index starting on the date of purchase by Cypress until the sale to us, unless such purchase option is exercised after a change of control of our company, in which case the purchase price shall be at a market rate, as reasonably determined by Cypress. Under the lease, we would pay Cypress at a rate equal to the cost to Cypress for the facility until the earlier of 10 years from November 22, 2005 or a change of control of our company. Thereafter, we will pay market rent for the facility. In December 2005 we leased an approximately 46,300 square foot building in the Philippines for five years, with an option to extend the lease at market rental rates when the term expires. We may require additional space in the future, which may not be available on commercially reasonable terms or in the location we desire.

ITEM 3: LEGAL PROCEEDINGS

On August 9, 2005, we filed a lawsuit in the United States District Court for the Northern District of California alleging trademark infringement, unfair competition, unauthorized infringement and common law unfair competition against Sun Power & Geothermal Energy Company, Inc. for its use of the name “Sun Power” in connection with its business of designing and installing photovoltaic panels. This matter was resolved in January 2006 when we executed a settlement agreement and release with Sun Power & Geothermal Energy Company, Inc.

From time to time we are a party to litigation matters and claims that are normal in the course of our operations. While we believe that the ultimate outcome of these matters will not have a material adverse effect on the Company, the outcome of these matters is not determinable and negative outcomes may adversely affect our financial position, liquidity or results of operations.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fiscal quarter ended December 31, 2005 and prior to the Company’s initial public offering in November of 2005, the Company solicited the written consent of stockholders with respect to approving (i) a merger with SunPower Corporation, a California Corporation (the “California Company”), including the authorization of the 1998 Incentive Stock Plan ( the “1988 Plan”), the 1996 Stock Plan (the “1996 Plan”), and the 2005 Stock Incentive Plan (the “2005 Plan” and, together with the 1998 Plan and the 1996 Plan, the “Plans”), (ii) plans to reincorporate in Delaware, undertake a 2:1 reverse stock split of the authorized outstanding shares of class A and B common stock (the “Reverse Stock Split”) effective after the reincorporation but prior to the initial public offering, with fractional shares rounded down and the stockholders to be paid cash for the fractional shares, (iii) the Reverse Stock Split, the conversion of Series One and Two Preferred Stock, for which the conversion rate would be one share of class B common stock for every two shares of the Preferred Stock (the “Preferred Stock Recapitalization”), and the adoption of the Restated Certificate of Incorporation (the “Restated Certificate”), and (iv) the Amendment and Restatement of the Certificate of Incorporation following the proposed IPO (the “Post-IPO Certificate”). Each of the aforementioned matters were approved by the Company’s shareholders, as provided below:

(i) The proposal to approve the Company’s merger with the California Company, and authorization of the 1998 Plan, the 1996 Plan, and the 2005 Plan received the following votes:

For: 52,033,287

Against: 0

Abstain: 192,697

(ii) The proposal to reincorporate the Company in Delaware, and undertake the Reverse Stock Split received the following votes:

For: 52,033,287

Against: 0

Abstain: 192,697

(iii) The proposal to undertake the Reverse Stock Split, the Preferred Stock Recapitalization, and the adoption of the Restated Certificate received the following votes:

For: 52,079,187

Against: 0

Abstain: 146,797

(iv) The proposal to adopt the Post-IPO Certificate received the following votes:

For: 52,084,905

Against: 0

Abstain: 141,079

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our class A common stock is listed on the NASDAQ Stock Exchange under the trading symbol “SPWR.” The high and low trading price of our Series A common stock during the period commencing on November 17, 2005 (our initial public offering date) through December 31, 2005 were $34.75 and $18.00, respectively. As of March 1, 2006, there were approximately 40 record holders of our class A common stock and there was one record holder of our class B common stock. A substantially greater number of holders of our class A common stock are in “street name” or beneficial holders, whose shares are held of record by banks, brokers and other financial institutions.

Dividends

We have never declared or paid any cash dividend on our capital stock, and we do not currently intend to pay any cash or dividends on our common stock in the foreseeable future. We intend to retain future earnings, if any, to finance the operation and expansion of our business.

Securities Authorized for Issuance Under Equity Compensation Plans Equity Compensation Plan Information

The following table provides certain information as of December 31, 2005 with respect to the Company’s equity compensation plans under which equity securities of the Company are authorized for issuance (in thousands, except dollar figures):

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)
Equity compensation plans approved by security holders	6,458		$3.44	62
Equity compensation shares not approved by security holders	114	(1)	1.62	—

Total	6,572		$3.41	62

(1)	Represents stock options issued to three consultants and one employee on June 17, 2004 for their service in marketing and business development projects. Such options have exercise prices ranging from $0.66 to $2.50 and they vest over periods ranging from immediate vesting to five-year vesting.

Use of Proceeds From Initial Public Offering

On November 17, 2005, our registration statement on Form S-1 covering the offering of 8,855,000 shares of our class A common stock, commission file number 333-127854, was declared effective. The offering closed on November 22, 2005. As of the date of filing this report the offering has terminated and all of the securities registered pursuant to the offering have been sold.

The managing underwriters for the offering were Credit Suisse First Boston LLC, Lehman Brothers Inc., SG Cowen & Co., LLC and First Albany Capital Inc. The total price to the public for the 8,825,000 shares offered and sold by us was $158.8 million, and our net proceeds were approximately $145.6 million after deducting underwriting discounts of approximately $11.1 million and other expenses of approximately $2.1 million.

From November 23, 2005 through December 31, 2005, we used approximately $18.5 million of the $145.6 million of net proceeds from our class A stock offering as follows:

•	$12.0 million of capital expenditures, primarily for manufacturing equipment in the Philippines; and

•	$6.5 million of working capital, primarily relating to increases of inventories and account receivable.

Sale of Unregistered Securities

During November 2005, immediately prior to the closing of our initial public offering, we issued 6,457,530 shares of class B common stock upon the automatic conversion of all outstanding shares of our series one convertible preferred stock, and 16,000,000 shares of class B common stock upon the automatic conversion of all outstanding shares of our series two convertible preferred stock. We issued these shares of in reliance upon Section (3)(a)(9) of the Securities Act as an exchange by the issuer with its existing security holders exclusively where no commission or other remuneration is paid or given directly or indirectly for soliciting the exchange.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

The following selected consolidated financial data should be read together with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K.

On November 9, 2004, Cypress completed a reverse triangular merger with us in which each share of our then outstanding capital stock not owned by Cypress was valued at $3.30 per share and exchanged for an equivalent number of shares of Cypress common stock. This merger effectively gave Cypress 100% ownership of all of our then outstanding shares of capital stock but left our unexercised warrants and options outstanding. This transaction resulted in the “push down” of the effect of the acquisition of SunPower by Cypress and created a new basis of accounting. See note 2 of the notes to our consolidated financial statements. The consolidated balance sheet and statements of operations data in this Annual Report prior and up to November 8, 2004, refer to the Predecessor Company and this period is referred to as the pre-merger period, while the consolidated balance sheet and statements of operations data subsequent to November 8, 2004 refer to the Successor Company and this period is referred to as the post-merger period. A black line has been drawn between the accompanying financial statements to distinguish between the pre-merger and post-merger periods.

The selected consolidated balance sheet data as of December 31, 2004 and 2005, and the selected consolidated statements of operations data for the fiscal year ended December 31, 2003, the period from January 1, 2004 to November 8, 2004, the period from November 9, 2004 to December 31, 2004 and the fiscal year ended December 31, 2005 have been derived from our audited consolidated financial statements included elsewhere in this Form 10-K. The selected consolidated balance sheet data as of December 31, 2001, 2002 and 2003 and the selected consolidated statements of operations data for the years ended December 31, 2001 and 2002 have been derived from our audited consolidated financial statements not included in this Annual Report on Form 10-K.

Our consolidated financial statements include allocations of certain Cypress expenses, including centralized legal, tax, treasury, information technology, employee benefits and other Cypress corporate services and infrastructure costs. The expense allocations have been determined on bases that we and Cypress considered to be reasonable reflections of the utilization of services provided or the benefit received by us. The financial information included in this discussion and in our consolidated financial statements may not be indicative of our consolidated financial position, operating results, changes in equity and cash flows in the future, or what they would have been had we been a separate stand-alone entity during the periods presented. See note 3 of the notes to our consolidated financial statements for additional information on our relationship with Cypress.

In 2001 and 2002, we reported our results of operations on a calendar year-end basis. In fiscal 2003, we began to report our results of operations on the basis of 52 or 53-week periods, ending on the Sunday closest to December 31. Fiscal 2003 ended on December 28, 2003 and included 52 weeks. The combined periods of fiscal 2004 ended on January 2, 2005 and included 53 weeks. Fiscal 2005 ended on January 1, 2006 and included 52 weeks. Our fiscal quarters end on the Sunday closest to the end of the applicable calendar quarter, except in a 53-week fiscal year in which the additional week falls into the fourth quarter of that fiscal year. For presentation purposes only, the consolidated financial statements and notes refer to the calendar year-end and month-end of each respective period.

	Predecessor Company				Successor Company
	Years Ended December 31,			Jan. 1 Through Nov. 8 2004	Nov. 9 Through Dec. 31 2004	Year Ended December 31, 2005
(in thousands, except per share data)	2001	2002	2003
Consolidated Statements of Operations Data
Revenue:
Product revenue	$4,988	$3,722	$4,245	$6,708	$3,881	$78,583
Other	589	333	760	122	174	153

Total revenue	5,577	4,055	5,005	6,830	4,055	78,736

Costs and expenses:
Cost of revenue	5,977	3,198	4,987	9,498	6,079	74,353
Research and development	914	2,532	9,816	12,118	1,417	6,488
Sales, general and administrative	1,334	1,396	3,238	4,713	1,111	10,880

Total costs and expenses	8,225	7,126	18,041	26,329	8,607	91,721

Operating loss	(2,648)	(3,071)	(13,036)	(19,499)	(4,552)	(12,985)
Interest expense	(240)	(493)	(1,509)	(3,759)	(1,072)	(3,185)
Other income (expense), net	—	31	—	(44)	15	377

Loss before income tax provision	(2,888)	(3,533)	(14,545)	(23,302)	(5,609)	(15,793)
Income tax provision	—	—	—	—	—	50

Net loss	$(2,888)	$(3,533)	$(14,545)	$(23,302)	$(5,609)	$(15,843)

Net loss per share:
Basic and diluted(1)	$(0.76)	$(1.11)	$(3.50)	$(5.51)	$(2,804.50)	$(0.68)

Weighted-average shares:
Basic and diluted(1)	3,782	3,188	4,156	4,230	2	23,306

(1)	The basic and diluted net loss per share computation excludes potential shares of common stock issuable upon conversion of convertible preferred stock and exercise of options and warrants to purchase common stock as their effect would be antidilutive. See note 1 of the notes to our consolidated financial statements for a detailed explanation of the determination of the shares used in computing basic and diluted net loss per share.

	Predecessor Company			Successor Company
	December 31,			December 31, 2004	December 31, 2005
(in thousands)	2001	2002	2003
Consolidated Balance Sheet Data
Cash and cash equivalents	$70	$345	$5,588	$3,776	$143,592
Working capital (deficiency)	(3,674)	(3,090)	(28,574)	(54,314)	155,243
Total assets	1,212	9,254	30,891	89,646	317,654
Deferred tax liabilities	—	—	—	—	336
Notes payable to Cypress, net of current portion	—	—	5,312	21,673	—

Customer advances, net of current portion	—	—	—	—	28,438
Convertible preferred stock	7,365	9,366	9,366	8,552	—

Total stockholders’ equity (deficit)	(10,834)	(6,022)	(20,479)	(10,664)	258,650

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read together with the consolidated financial statements and related notes. In our discussion of our fiscal year 2004, we refer to each line item in the statement of operations as “combined” for comparative purposes. These combined amounts represent the sum of the financial data for SunPower Corporation for the period from January 1, 2004 to November 8, 2004, our pre-merger period, and from November 9, 2004 to December 31, 2004, our post-merger period. We are including these combined amounts to improve comparative analysis with other annual periods. These combined amounts are for informational purposes only and do not purport to represent what our financial results would have been in such periods.

General

We design, manufacture and sell solar power products, based on our proprietary processes and technologies. We have spent more than 15 years developing high performance solar cells, which are semiconductor devices that directly convert sunlight into electricity. We believe our solar cells have the highest conversion efficiency, a measurement of the amount of sunlight converted by the solar cell into electricity, available for the mass market. We believe our solar cells provide superior performance, including the ability to generate up to 50% more power per unit area, superior aesthetics with our uniformly black surface design and efficient use of silicon compared with conventional solar cells.

We offer solar power products including solar cells, solar panels and inverters which convert sunlight to electricity compatible with the utility network. Our initial solar sales efforts have been focused on residential and commercial applications where the high performance and superior aesthetics of our solar power products provide compelling customer benefits. We sell our solar power products in many countries, principally in regions where government incentives have accelerated solar power adoption. In addition, we offer high performance imaging detectors based on our solar power technology, primarily for medical imaging applications, and infrared detectors for use primarily in computing and mobile phone applications.

Overview

SunPower was incorporated in 1985 by Dr. Richard Swanson to develop and commercialize high-efficiency photovoltaic, or solar, cell technology. Our solar cells were initially used in solar concentrator systems, which concentrate sunlight to reflective dish systems. From 1988 to 2000, we focused our efforts on developing our high-efficiency solar cells and marketing our infrared detectors. In 2001, NASA used our solar cells in the Helios solar-powered airplane to achieve a world record powered-flight altitude of 96,863 feet. For the past several years, we have focused our efforts on building commercial manufacturing capacity for our solar cells while continuing to sell our imaging and infrared detectors. In late 2004, we commenced commercial production of our solar cells at our manufacturing facility in the Philippines.

In May 2002, Cypress made its initial investment in us of $8.8 million in exchange for 12,915,060 shares of our series one preferred stock, at which time it became our majority shareholder. This investment funded our operations and the initial development of our A-300 solar cell. During 2003, we built a pilot wafer fabrication line at Cypress’ Round Rock, Texas wafer fabrication facility. In 2003 and 2004, we continued our A-300 solar cell product and manufacturing process development efforts. In late 2004, we completed the construction of our 215,000 square foot wafer fabrication facility in the Philippines, which is capable of housing four solar cell production lines with a total production capacity of approximately 100 megawatts per year, and we installed and qualified our first 25 megawatts per year production line. We funded these activities and our continuing operations through additional loans from Cypress.

In late 2004, we shipped our first commercial A-300 solar cells from our Philippines manufacturing facility. On November 9, 2004, Cypress completed a reverse triangular merger with us in which each share of our then outstanding capital stock not owned by Cypress was valued at $3.30 per share on a post-split basis, or $1.65 per share on a pre-split basis, and exchanged for an equivalent number of shares of Cypress common stock. This merger effectively gave Cypress 100% ownership of all of our then outstanding shares of our capital stock but left our unexercised warrants and options outstanding.

In January 2005, Cypress invested an additional $16.0 million in us in exchange for 32,000,000 shares of our series two convertible preferred stock. In March 2005, Cypress invested $58.0 million in us in exchange for 17,575,757 shares of our class A common stock. This investment, along with customer advances, funded the purchase of equipment for our second and third 25 megawatts per year production lines in our Philippines manufacturing facility. In July 2005, Cypress purchased an additional 12,000,000 shares of our class A common stock in exchange for approximately $20.2 million of cash, cancellation of all of our then outstanding debt and payables to Cypress, which totaled approximately $39.8 million, and cancellation of warrants to purchase 3,821,429 shares of class A common stock issued to Cypress in connection with earlier loans. As a result, we no longer have any outstanding indebtedness to Cypress. On September 30, 2005, Cypress exchanged all of its outstanding shares of class A common stock for an equal number of shares of class B common stock pursuant to an exchange agreement by and between SunPower and Cypress.

Our employee base has increased from 66 full-time employees as of December 31, 2002 to 788 as of December 31, 2005 with most of the increase coming from hiring at our facility in the Philippines related to our increased manufacturing capacity. We have also increased headcount in research and development as well as sales, general and administrative functions as we prepare for anticipated continuing growth of our business.

We sell our solar power products to system integrators and original equipment manufacturers, or OEMs. Our solar panels are assembled for us by a third-party subcontractor located in China. System integrators typically design and sell complete systems that include our solar panels along with additional required system components. In North America, our system integrators also incorporate our inverters in their system offerings. Our two largest customers for our solar power products are Conergy and Solon.

In addition, we offer imaging and infrared detectors based on our solar power technology. Our imaging detectors are manufactured for us by Cypress and are processed and tested in our Sunnyvale, California facility. We sell our imaging detectors to OEMs. Our primary customer for our imaging detectors is Plexus, a subcontractor to GE which uses our imaging detectors in its medical imaging products. We offer infrared detectors for use primarily in computing and mobile phone applications. For example, our infrared detectors are used in personal digital assistants to beam information from one device to another.

To date, the majority of our revenue from our solar power products has been generated from two systems integrator customers in Europe. A significant number of the systems designed and manufactured by our customers are then sold to OEMs, who in turn sell the systems to end customers, including to customers outside of Europe. Our international sales accounted for approximately 29% and 44% of our total revenue in fiscal 2003 and combined fiscal 2004, respectively, and 70% of our total revenue in fiscal 2005. We anticipate that a significant amount of our total revenue will continue to be generated by sales to customers outside the United States. A significant portion of our sales are denominated in Euros.

Cypress has agreed to provide specified manufacturing and support services such as legal, tax, treasury and employee benefits services to us for a limited period from the date of our initial public offering so long as Cypress owns a majority of the aggregate number of shares of all classes of our common stock.

Financial Operations Overview

The following describes certain line items in our statements of operations.

Total Revenue

We generate product revenue from sales of our solar cells, solar panels, inverters, imaging detectors and infrared detectors. Solar power products accounted for 4% of our product revenue in fiscal 2003, 36% of our combined product revenue in 2004, and 85% of our product revenue in fiscal 2005. Detector products and other revenue accounted for 96% of our product revenue in fiscal 2003, 64% of our combined product revenue in fiscal 2004 and 15% of our product revenue in 2005. Factors affecting our revenue include unit volumes shipped, average selling prices, product mix and product demand. We have experienced quarter-over-quarter unit volume increases in our solar power products for the past five quarters as we continued to increase our production. During this period, we have experienced relatively stable average selling prices for our solar power products primarily due to the strength of end-market demand. We expect average selling prices for our solar power products to decline over time as the market becomes more competitive, as certain products mature and as manufacturers are able to lower their manufacturing costs and pass on some of the savings to their customers, similar to our experience historically in our detector products.

Cost of Revenue

Our cost of revenue consists primarily of silicon ingots and wafers for the production of solar cells, along with other materials such as chemicals and gases that are needed to transform silicon wafers into solar cells. Other factors contributing to cost of revenue include amortization of intangible assets, depreciation, salaries, personnel-related costs, facilities expenses and manufacturing supplies associated with solar cell fabrication. For our solar panels, our cost of revenue includes raw materials such as glass, frame, backing and other materials, as well as the assembly costs we pay to our third-party subcontractor in China. For our detector products, our cost of revenue includes the cost of silicon wafers, which is charged to us by our manufacturing contractor, Cypress, and our packaging and test costs. We expect cost of revenue to increase in absolute dollars as we bring on additional capacity and increase our product volume. We anticipate continued increases in our cost of polysilicon during 2006 which will also contribute to higher cost of revenue. Despite the absolute increase in cost of revenue dollars, we expect our cost of revenue to fluctuate as a percentage of revenue depending on many factors such as capacity utilization, production yields and product sales mix.

On November 9, 2004, Cypress completed a reverse triangular merger with us in which each share of our then outstanding capital stock not owned by Cypress was valued at $3.30 per share and exchanged for an equivalent number of shares of Cypress common stock. This merger effectively gave Cypress 100% ownership of all of our then outstanding shares of capital stock but left our unexercised warrants and options outstanding. As a result of that transaction, we were required to record Cypress’ cost of acquiring us in our financial statements, including its equity investment and pro rata share of our losses by recording intangible assets, including purchased technology, patents, trademarks and distribution agreement. The fair value for these intangibles is being amortized as a component of cost of revenue over two to six years on a straight-line basis. For additional discussion regarding amortization of acquired intangibles, please see note 2 of the notes to our consolidated financial statements.

Our gross profit each quarter is affected by a number of factors, including average selling prices for our products, our product mix, our actual manufacturing costs, the utilization rate of our wafer fabrication facility and changes in amortization of intangible assets. As of December 31, 2005, due to strong end-market demand for solar power products, we are able to manufacture and ship products at or near the manufacturing capacity of our first two 25 megawatt per year production lines, which allows us to spread a significant amount of our fixed costs over full production volume, thereby reducing our per unit fixed cost. In the first quarter of 2006 we commenced production of our third 25 megawatt per year production line. As we build additional manufacturing lines or facilities, our fixed costs will increase, and the overall utilization rate of our wafer fabrication facilities could decline, which could negatively impact our gross profit. This decline may continue until a line’s manufacturing output reaches its rated practical capacity.

From time to time, we enter into agreements whereby the selling price for certain of our solar power products is fixed over a defined period. An increase in our manufacturing costs, including polysilicon, silicon ingots and wafers, over such a defined period could have a negative impact on our overall gross profit. Our gross profit may also be impacted by certain adjustments for inventory reserves. We expect our gross profit to increase over time as we improve our manufacturing process and as we grow our business and leverage certain of our fixed costs. An expected increase in gross profit based on manufacturing efficiencies, however, could be partially or completely offset by increased raw material costs or decreased revenue. Our inventory policy is described in more detail under “Critical Accounting Policies and Estimates.”

Operating Expenses

Our operating expenses include research and development expense and sales, general and administrative expense. Research and development expense consists primarily of salaries and related personnel costs, depreciation and the cost of solar cells and solar panel materials and services used for the development of products, including experiment and testing. We expect our research and development expense to increase in absolute dollars as we continue to develop new processes to further improve the conversion efficiency of our solar cells and reduce their manufacturing cost, and as we develop new products to diversify our product offerings. We expect our research and development expense to decrease as a percentage of revenue over time, assuming our revenue increases as we expect. During 2005 we entered into a three-year cost-sharing research and development project with the National Renewable Energy Laboratory to fund the design of our next generation solar panels. Payments received under this contract help offset our research and development expense. This contract is expected to fund approximately $1.0 million per year of our research and development expense through May 2008.

Sales, general and administrative expense consists primarily of salaries and related personnel costs, professional fees, insurance and other selling expenses. We expect our sales, general and administrative expense to increase in absolute dollars as we expand our sales and marketing efforts, hire additional personnel, improve our information technology infrastructure and expenditures necessary to fund the anticipated growth of our business. We also expect sales, general and administrative expense to increase to support our operations as a public company, including compliance-related costs. However, assuming our revenue increases as we expect, over time we anticipate that our sales, general and administrative expense will decrease as a percentage of revenue.

Interest Expense

Interest expense consists of interest expense associated with debt we owed Cypress and the fair value of warrants issued to Cypress which were reflected as interest expense using the effective interest method for financial reporting purposes.

Other Income (Expense), Net

Other income (expense), net consists primarily of gains or losses from foreign exchange, foreign exchange hedging contracts, and interest earned on our cash and investments.

Provision for Income Taxes

For financial reporting purposes, income tax expense and deferred income tax balances were calculated as if we were a separate entity and had prepared our own separate tax return. Deferred tax assets and liabilities are recognized for temporary differences between financial statement and income tax bases of assets and liabilities. Valuation allowances are provided against deferred tax assets when management cannot conclude that it is more likely than not that some portion or all of the deferred tax asset will be realized. We will pay federal and state income taxes in accordance with the tax sharing agreement with Cypress. See notes 1, 3 and 5 of the notes to our consolidated financial statements.

As of December 31, 2005, we had federal net operating loss carryforwards of approximately $36.5 million. These federal net operating loss carryforwards expire at various dates from 2011 through 2025, if not utilized. We had California state net operating loss carryforwards of approximately $4.8 million as of December 31, 2005, which may be applied to future taxable income until these benefits begin to expire in 2006 through 2013. We also had research and development credit carryforwards of approximately $1.8 million for both federal and state tax purposes. We have provided a valuation allowance on our deferred tax assets, consisting primarily of net operating loss carryforwards, because of the uncertainty of their realizability. Due in part to equity financings, we experienced “ownership changes” as defined in Section 382 of the Code. Accordingly, our use of the net operating loss carryforwards and credit carryforwards is limited by the annual limitations described in Sections 382 and 383 of the Code.

We currently benefit from income tax holiday incentives in the Philippines pursuant to our Philippine subsidiary’s registrations with the Board of Investments and Philippine Economic Zone Authority, which provide that we pay no income tax in the Philippines for four years pursuant to our Board of Investments non-pioneer status and Philippine Economic Zone Authority registrations, and six years pursuant to our Board of Investments pioneer status registration. Our current income tax holidays expire in 2010, and we intend to apply for extensions. However, these tax holidays may or may not be extended. We believe that as our Philippine tax holidays expire, (a) gross income attributable to activities covered by our Philippine Economic Zone Authority registrations will be taxed at a 5% preferential rate, and (b) our Philippine net income attributable to all other activities will be taxed at the statutory Philippine corporate income tax rate of 32%. As of yet, no tax benefit has been realized from the income tax holiday due to operating losses in the Philippines.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based on our financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Our most critical policies include: (a) revenue recognition, which impacts the recording of revenue; (b) allowance for doubtful accounts, which impacts general and administrative expense; (c) warranty reserves, which impact cost of revenue and gross margin; (d) valuation of inventories, which impacts cost of revenue and gross margin; (e) stock option valuation, which impacts disclosure and cost of revenue and operating expenses; (f) valuation of long-lived assets, which impacts write-offs of goodwill and other intangibles; (g) valuation of goodwill impairment, which impacts operating expense and net income; and (h) accounting for income taxes which impacts our net income. We also have other key accounting policies that are less subjective, and therefore, their application would not have a material impact on our reported results of operations. The following is a discussion of our most critical policies, as well as the estimates and judgments involved.

Revenue Recognition

We sell our products to system integrators and OEMs and recognize revenue when persuasive evidence of an arrangement exists, delivery of the product has occurred and title and risk of loss has passed to the customer, the sales price is fixed and determinable, collectibility of the resulting receivable is reasonably assured and the rights and risks of ownership have passed to the customer. We do not currently have any significant post-shipment obligations, including installation, training or customer acceptance clauses with any of our customers, that could have an impact on revenue recognition. As such, we record revenue and trade receivable for the selling price when the above conditions are met. Our revenue recognition is consistent across product lines and sales practices are consistent across all geographic locations.

We also enter into development agreements with some of our customers. Development revenue is recognized under the proportionate performance method, with the associated costs included in research and development expense. We estimate the proportionate performance of our development contracts based on an analysis of progress toward completion.

Allowance for Doubtful Accounts

We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. We make our estimates of the collectibility of our accounts receivable by analyzing historical bad debts, specific customer creditworthiness and current economic trends. The allowance for doubtful accounts was $59,000 and $317,000 as of December 31, 2004 and 2005, respectively. If the financial condition of our customers were to deteriorate such that their ability to make payments was impaired, additional allowances could be required.

Warranty Reserves

It is customary in our business and industry to warrant or guarantee the performance of our solar panels at certain levels of conversion efficiency for extended periods, often as long as 25 years. It is also customary to warrant or guarantee the functionality of our solar cells and imaging detectors for at least one year. We therefore maintain warranty reserves to cover potential liability that could arise from these guarantees. Our potential liability is generally in the form of product replacement. Our warranty reserves reflect our best estimate of such liabilities and are based on our analysis of product returns, results of industry-standard accelerated testing and various other assumptions that we believe to be reasonable under the circumstances. We have sold solar cells only since late 2004, and accordingly have a limited history upon which to base our estimates of warranty expense. We recognize our warranty reserve as a component of cost of revenue. Our warranty reserve includes specific accruals for known product issues and an accrual for an estimate of incurred but not reported product issues based on historical activity. Due to effective product testing and the short turnaround time between product shipment and the detection and correction of product failures, warranty expenses based on historical activity were not significant as of and for the fiscal years or interim periods presented.

Valuation of Inventory

Inventory is valued at the lower of cost or market. Certain factors could impact the realizable value of our inventory, so we continually evaluate the recoverability based on assumptions about customer demand and market conditions. The evaluation may take into consideration historic usage, expected demand, anticipated sales price, new product development schedules, the effect new products might have on the sale of existing products, product obsolescence, customer concentrations, product merchantability and other factors. The reserve or write-down is equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory reserves or write-downs may be required that could negatively impact our gross margin and operating results. If actual market conditions are more favorable, we may have higher gross margin when products that have been previously reserved or written down are eventually sold.

Stock-Based Compensation

We have elected to follow the intrinsic value-based method prescribed by Accounting Principles Board, or APB, Opinion 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for employee stock options rather than adopting the alternative fair value accounting provided under Statement of Financial Accounting Standards, or SFAS, No. 123, Accounting for Stock-Based Compensation. Therefore, we do not record any compensation expense for stock options we grant to our employees where the exercise price equals the deemed fair market value of the stock on the date of grant and the exercise price, number of shares issuable under the options and vesting period are fixed. We comply with the disclosure requirements of SFAS No. 123 and SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure, an Amendment of Financial Accounting Standards Board, or FASB, Statement No. 123, which require that we disclose our pro forma net income or loss and net income or loss per common share as if we had expensed the fair value of the options. In calculating this fair value, there are certain assumptions that we use, as disclosed in note 1 of the notes to our consolidated financial statements, consisting of the expected life of the option, risk-free interest rate, dividend yield and volatility.

We grant options to employees and consultants. Stock-based compensation includes the fair value of instruments issued to consultants and the deferred stock compensation associated with options to employees. The fair value of instruments issued to consultants is based on management’s estimates using Black-Scholes option pricing models. Instruments issued to consultants which are not fully vested are subject to periodic revaluation, or variable accounting, over the vesting term. These fair value estimates are based on a number of variables, including the fair value of the stock underlying the instrument, which are subject to change over the lives of the instruments.

Valuation of Long-Lived Assets

Our long-lived assets include manufacturing equipment and facilities as well as certain intangible assets. Our business requires heavy investment in manufacturing facilities that are technologically advanced but can quickly become significantly under-utilized or rendered obsolete by rapid changes in demand for solar power products produced in those facilities. On November 9, 2004, Cypress completed a reverse triangular merger with us in which each share of our then outstanding capital stock not owned by Cypress was exchanged at a value of $3.30 per share for shares of Cypress common stock having an equivalent aggregate value. This merger effectively gave Cypress 100% ownership of all of our outstanding shares of capital stock but left our unexercised outstanding warrants and options outstanding. As a result of that transaction, we were required to record Cypress’ cost of acquiring us in our financial statement by recording intangible assets including purchased technology, patents, trademarks, distribution agreement and goodwill. We evaluate our long-lived assets, including property and equipment and purchased intangible assets with finite lives, for impairment whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. Since we operate in only one business segment, impairment of long-lived assets is assessed at the enterprise level. Factors considered important that could result in an impairment review include significant underperformance relative to expected historical or projected future operating results, significant changes in the manner of use of acquired assets or the strategy for our business and significant negative industry or economic trends. Impairments are recognized based on the difference between the fair value of the asset and its carrying value, and fair value is generally measured based on discounted cash flow analyses. We recorded a $461,000 impairment charge in the first quarter of fiscal 2005, related to certain equipment when we decommissioned our pilot wafer fab located in Cypress’ Round Rock, Texas facility. If there is a significant decrease in our business in the future, we may be required to record impairment charges in the future.

Goodwill Impairment

On November 9, 2004, Cypress completed a reverse triangular merger with us in which each share of our then outstanding capital stock not owned by Cypress was valued at $3.30 per share and exchanged for an equivalent number of shares of Cypress common stock. This merger effectively gave Cypress 100% ownership of all of our then outstanding shares of capital stock but left our unexercised outstanding warrants and options outstanding. As a result of that transaction, we were required to record Cypress’ cost of acquiring us, including its equity investment and pro rata share of our losses in our financial statements by recording intangible assets including purchased technology, patents, trademarks, distribution agreement and goodwill. We perform a goodwill impairment test on an annual basis and will perform an assessment between annual tests in certain circumstances. The process of evaluating the potential impairment of goodwill is highly subjective and requires significant judgment at many points during the analysis. In estimating the fair value of our business, we make estimates and judgments about our future cash flows. Our cash flow forecasts are based on assumptions that are consistent with the plans and estimates we use to manage our business.

Accounting for Income Taxes

Our global operations involve manufacturing, research and development and selling activities. Profit from non-U.S. activities is subject to local country taxes but not subject to United States tax until repatriated to the United States. It is our intention to permanently reinvest these earnings outside the United States. We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. We consider historical levels of income, expectations and risks associated with estimates of future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance. Should we determine that we would be able to realize deferred tax assets in the future in excess of the net recorded amount, we would record an adjustment to the deferred tax asset valuation allowance. This adjustment would increase income in the period such determination is made.

The calculation of tax liabilities involves dealing with uncertainties in the application of complex global tax regulations. We recognize potential liabilities for anticipated tax audit issues in the United States and other tax jurisdictions based on our estimate of whether, and the extent to which, additional taxes will be due. If payment of these amounts ultimately proves to be unnecessary, the reversal of the liabilities would result in tax benefits being recognized in the period when we determine the liabilities are no longer necessary. If the estimate of tax liabilities proves to be less than the ultimate tax assessment, a further charge to expense would result.

Results of Operations

The following table sets forth the consolidated statements of operations for the periods indicated as a percentage of revenue.

	Predecessor Company		Successor Company
	Years Ended December 31, 2003	January 1 Through November 8, 2004	November 9 Through December 31 2004	Year Ended December 31, 2005

Consolidated Statements of Operations Data
Revenue:
Product revenue	85%	98%	96%	100%
Other	15	2	4	—

Total revenue	100	100	100	100

Costs and expenses:
Cost of revenue	99	139	150	94
Research and development	196	177	35	8
Sales, general and administrative	65	69	27	14

Total costs and expenses	360	385	212	116

Operating loss	(260)	(285)	(112)	(16)
Interest expense	(30)	(55)	(26)	(4)
Other income (expense), net	—	(1)	—	—

Loss before income taxes	(290)%	(341)%	(138)%	(20)%
Income tax provision	—	—	—	—

Net loss	(290)%	(341)%	(138)%	(20)%

Years Ended December 31, 2004 and 2005

Total revenue. Total revenue increased from combined $10.9 million in 2004 to $78.7 million in 2005, a 623% increase. This increase was primarily due to strong demand for and commercial introduction of our solar cells and solar panels which began commercial production in late 2004. Combined revenue in 2004 was primarily generated from sales of our detector products, which represented 64% of total revenue compared to 15% in 2005. Revenue from the sale of our solar cells and panels represented 36% of total combined revenue in 2004 compared to 85% in 2005, driven by continued growth in demand for solar applications. Our international sales accounted for 45% of our total combined revenue in 2004 compared to 70% in 2005. We expect international sales to remain a significant portion of overall sales in 2006. Conergy and Solon accounted for approximately

45% and 16%, respectively, of our total revenue in 2005, as compared to 7% and 19%, respectively, for 2004 combined. We expect both Conergy and Solon to comprise a significant portion of our revenue during 2006.

Cost of revenue. Cost of revenue increased from combined $15.6 million in 2004 to $74.4 million in 2005, a 377% increase. This increase was primarily due to higher unit sales and correspondingly higher production volumes of our solar power products in our Philippines facility, which commenced commercial operations in late 2004. In particular, we incurred $28.5 million higher raw material costs, primarily associated with the increase in unit sales volume. During 2005 we also experienced price increases in the cost of certain raw materials, particularly polysilicon. Other costs of revenues that were higher in fiscal 2005 than in the combined periods of fiscal 2004 included a $5.3 million increase in depreciation expense, a $3.9 million increase in freight costs, and a $2.9 million increase in facilities expenses. Also contributing to the higher cost of revenue was amortization of intangible assets which started in the post-merger period beginning November 9, 2004. Amortization of intangible assets was $0.6 million and $4.7 million in combined 2004 and 2005, respectively, representing amortization of purchased technology, patents, trademarks and other intangible assets. We expect amortization of intangible assets from our November 9, 2004 merger with Cypress will be approximately $1.2 million per quarter through 2007 and diminish thereafter through 2010.

Gross margin was negative 43% and positive 6% in 2004 combined and 2005, respectively. The negative gross margin in 2004 was primarily due to increased start-up and pre-operating costs associated with our first 25-megawatts per year production line in the Philippines, which went into commercial production in late 2004. The improvement in gross margin in 2005 is attributed to higher solar revenue, improved absorption of our fixed costs from higher production volume and improvement in manufacturing yields.

Our gross margin is likely to fluctuate in the future depending on unit demand, change in the average selling prices of our products, the mix of products that we sell, our actual manufacturing costs, our factory performance particularly with respect to volume and yields and changes in amortization of intangible assets. We may also be faced with inventory write-offs or write-downs depending on current or projected demand for our products.

Research and development. Research and development expense decreased from $13.5 million in 2004 combined to $6.5 million in 2005, a 52% decrease. In 2004 combined, we incurred $1.9 million in process development and start-up costs associated with qualifying our first 25 megawatts per year production line in the Philippines that caused us to experience higher research and development expense. In addition, the $4.6 million in operating expenses associated with running our pre-production pilot wafer fabrication line were also recognized as research and development expenses in 2004 combined. A significant portion of these costs was recognized as cost of revenue starting in late 2004 as our first production line went into commercial operations and we started selling solar cells and solar panels. By category, the decline in research and development expenses was primarily due to a $2.6 million decrease in materials costs, a $0.9 million decrease in outside service and consulting costs, a $0.3 million decrease in salaries and other compensation charges, and a $0.8 million decrease in facilities expenses. Research and development expenses included stock-based compensation expense of zero dollars and $0.2 million in 2004 and 2005, respectively. In the future, we anticipate that research and development expenses will increase in absolute dollars, but will decrease as a percentage of sales, assuming our revenue grows as we expect.

Sales, general and administrative. Sales, general and administrative expense increased from $5.8 million in 2004 combined to $10.9 million in 2005, a 87% increase. The increase in expenses during 2005 was primarily due to a $1.7 million increase in salary and other compensation charges related to growth in headcount in both sales and administrative functions, a $0.3 million increase in legal and audit costs, a $0.1 million increase in facilities expenses, a $0.8 million increase in freight costs related to sales, a $1.0 million increase in stock-based compensation, and a $0.8 million increase in Cypress charges for services such as tax, treasury, legal and human resource services. In the future, we anticipate that sales, general and administrative will increase in absolute dollars, but will decrease as a percentage of sales, assuming our revenue grows as we expect.

Interest expense. Interest expense decreased from $4.8 million in 2004 combined to $3.2 million in 2005. Interest expense attributed to debt we owed to Cypress was $2.9 million and $1.9 million in 2004 and 2005, respectively. Our borrowings during these time periods were to fund capital expenditures for our manufacturing capacity expansion.

Other income (expense), net. Other income (expense), net was $29,000 combined expense in 2004 and $0.4 million income in 2005. The other income (expense), net, in 2005 was primarily related to interest income on the proceeds from our initial public offering.

Income taxes. During 2005 our income tax provision related to taxes in foreign jurisdictions where we were profitable for tax purposes.

Pre- and Post-Merger Periods in 2004

On November 9, 2004, Cypress completed a reverse triangular merger with us, effectively giving Cypress 100% ownership of all our then outstanding shares of capital stock but leaving our unexercised warrants and options outstanding. This transaction resulted in the “push down” of the effect of the acquisition of SunPower by Cypress and created a new basis of accounting which resulted in a pre- and post-merger periods in our 2004 fiscal year. The period from January 1, 2004 to November 8, 2004 represents our pre-merger period, while the period from November 9, 2004 to December 31, 2004, represents our post-merger period.

Total revenue. Total revenue for our pre-merger period was $6.8 million primarily from sales of our detector products driven by continued demand in infrared detection applications. Total revenue for our post-merger period was $4.1 million with continuing sales from our detector product and a significant contribution from our initial sales of solar products which commenced commercial production in late 2004.

Cost of revenue. Cost of revenue for our pre-merger period was $9.5 million, comprised of manufacturing costs related to our sale of detector products as well as pre-operating costs related to our first 25-megawatts per year production line in the Philippines, comprised primarily of the cost of silicon ingots and wafers. Cost of revenue for our post-merger period was $6.1 million, comprised of manufacturing cost related to our sale of detector products as well as manufacturing cost related to our initial sales of solar products, which commenced commercial operations in late 2004, comprised primarily of the cost of silicon ingots, wafers, utilities and maintenance expenses. Also contributing to cost of revenue was amortization of intangibles which was zero dollars in our pre-merger period and $0.6 million in our post-merger period as we recorded the intangible assets from the merger transaction with Cypress. The amortization expense represented amortization of purchased technology, patents, trademark and other.

Gross margin was negative 39% for our pre-merger period and negative 50% for our post-merger period. Both periods were negatively impacted by pre-operating and production ramp costs related to our first 25-megawatts per year production line in the Philippines which went into commercial production late 2004. The post-merger period was impacted by our initial amortization of intangible assets of $0.6 million.

Research and development. Research and development expense for our pre-merger period was $12.1 million or 177% of total revenue, while research and development expense for our post-merger period was $1.4 million or 35% of total revenue. The pre-merger period expense was primarily due to significant process development spending for the commercialization and mass production of our A-300 solar cell product, including the operation of a pilot wafer fabrication line in Cypress’ Round Rock, Texas facility. Expenses during the pre-merger period also included start-up costs related to the qualification of our first 25-megawatts per year production line in the Philippines which went into commercial production in late 2004. Spending in the pre-merger period included the cost of silicon ingots, wafers, maintenance and third-party research and development services. Research and development for our post-merger period decreased to 35% of revenue primarily due to increase in revenue and the recognition of most of the costs associated with qualification of our A-300 solar cell product as cost of revenue. Stock-based compensation charges included in research and development expense was $23,000 and $293,000 in our pre- and post-merger periods, respectively.

Selling, general and administrative. Selling, general and administrative expense for our pre-merger period was $4.7 million or 69% of total revenue, and was $1.1 million or 27% of total revenue for our post-merger period. Spending for both pre and post-merger periods was primarily due to growth in headcount in both the sales and administrative organizations as we organized these functions to support our growth. Outside services and consulting costs, including legal and accounting fees, also contributed to the increased expense. The decrease in expenses as a percentage of revenue in our post-merger period was primarily due to growth in revenue primarily due to our initial sales of solar products that went into commercial production in late 2004. Stock-based compensation charges included in sales, general and administrative expense was $7,000 and $261,000 in our pre- and post-merger periods, respectively.

Interest expense. Interest expense for our pre-merger period was $3.8 million and was comprised of $2.4 million of interest attributable to debt we owed to Cypress and $1.4 million attributed to the amortization related to the discount on debt we owed Cypress. Interest expense for our post-merger period was $1.1 million and was comprised of $0.6 million attributable to debt we owed to Cypress and $0.5 million attributed to the amortization related to the discount on debt we owed Cypress.

Other income (expense), net. Other income (expense), net, was insignificant for both the pre- and post-merger periods.

Years Ended December 31, 2003 and 2004

In our discussion of our fiscal year 2004, we refer to each line item in the statement of operations as “combined” for comparative purposes. These combined amounts represent the sum of the financial data for SunPower Corporation for the period from January 1, 2004 to November 8, 2004, our pre-merger period, and from November 9, 2004 to December 31, 2004, our post-merger period. We are including these combined amounts to improve the comparative analysis versus the prior period, which included a full fiscal year. These combined amounts are for informational purposes only and do not purport to represent what our financial position would have been in such periods.

Total revenue. Total revenue increased from $5.0 million in fiscal 2003 to $10.9 million combined in fiscal 2004, a 117% increase. This increase was primarily due to a $2.1 million increase in sales of our detector products which was driven by continued growth in infrared detection applications. This increase was also due to $3.8 million in revenue from initial sales of our A-300 solar cell products that went into commercial production in late 2004. International sales accounted for 44% of our total combined revenue in fiscal 2004, compared to 29% in fiscal 2003. Conergy and Solon accounted for approximately 7% and 19%, respectively, of our total combined revenue in 2004, as compared none in 2003.

Cost of revenue. Cost of revenue increased from $5.0 million in fiscal 2003 to $15.6 million combined in fiscal 2004, a 212% increase. This increase was primarily due to $9.3 million in costs related to the production and qualification of our first 25 megawatts per year production line in the Philippines, which were recognized as research and development expense in prior periods. By category, the increase was primarily due to a $5.7 million increase in materials costs, a $1.6 million increase in salaries and other compensation charges, a $0.8 million increase in outside services and consultant costs, and a $0.7 million increase in utilities and maintenance expenses. Also contributing to the increase in cost of revenue was amortization of intangible assets which was first recognized in 2004 as a result of recording the intangible assets from the transaction with Cypress. Combined amortization expense in fiscal 2004 was $573,000 representing amortization of purchased technology, trademark and patents.

Gross margin decreased from near breakeven in fiscal 2003 to negative 43% combined in fiscal 2004. This decrease was primarily due to increased costs associated with the production increase of our solar power products and due to higher unit sales of our detector products, primarily for infrared detector applications.

Research and development. Research and development expense increased from $9.8 million in fiscal 2003 to $13.5 million combined in fiscal 2004, a 38% increase. This increase was primarily due to significant process development spending for the commercialization and mass production of our A-300 solar cell product, including the operation of a pilot wafer fabrication line in Cypress’ Round Rock, Texas facility. In addition, the increase was due to increases in start-up costs related to the qualification of our first 25 megawatts per year production line in the Philippines, which went into commercial operation late 2004. By category, the increase in research and development expenses was primarily due to a $2.2 million increase in materials costs, a $0.7 million increase in utilities and maintenance expenses, and a $0.5 million increase in depreciation expenses. These increases were partially offset by a $0.6 million decrease in outside services and consultant costs. Stock-based compensation charges included in research and development expense was $0.3 million combined in fiscal 2004.

Sales, general and administrative. Sales, general and administrative expense increased from $3.2 million in fiscal 2003 to $5.8 million combined in fiscal 2004, a 80% increase. The increase was primarily due to a $0.9 million increase in salary and other compensation charges related to growth in headcount in both sales and administrative functions, and a $0.9 million increase in outside services and consulting costs, including legal and accounting fees. Stock-based compensation charges included in sales, general and administrative expense was $0.3 million combined in fiscal 2004.

Interest expense. Interest expense increased from $1.5 million in fiscal 2003 to $4.8 million combined in fiscal 2004. Interest expense attributed to debt we owed to Cypress increased from $0.9 million in fiscal 2003 to $2.9 million combined in fiscal 2004 primarily due to increased borrowings to fund our product and process development and manufacturing capacity expansion. Interest expense attributed to the fair value of warrants issued to Cypress as part of our debt financing was $0.6 million in fiscal 2003 and $1.9 million combined in fiscal 2004.

Other income (expense), net. Other income (expense), net was zero dollars in fiscal 2003 and $29,000 expense combined in fiscal 2004. The expense was primarily from foreign exchange losses.

Liquidity and Capital Resources

In our discussion of fiscal 2004, we refer to certain sources and uses of cash as “combined” for comparative purposes. These combined amounts represent the sum of the financial data for SunPower “Predecessor Company” for the period from January 1, 2004 to November 8, 2004, our pre-merger period, and for SunPower “Successor Company” for the period from November 9, 2004 to December 31, 2004, our post-merger period. We are including these combined amounts to improve the comparative analysis versus the prior period, which included a full fiscal year. These combined amounts are included for informational purposes.

From 2002 until the closing of our initial public offering of 8.8 million shares of class A common stock on November 22, 2005, we financed our operations primarily through sale of equity to and borrowings from Cypress totaling approximately $142.8 million. We received net proceeds from our IPO of approximately $145.6 million. As of December 31, 2005, we had approximately $143.6 million in cash and cash equivalents.

Operating Activities

Net cash used in operating activities was $8.8 million in fiscal 2003 and $13.6 million combined in fiscal 2004. Net losses during those periods were $14.5 million and $28.9 million, respectively. We generated operating cash from increases in accounts payable to suppliers and to Cypress that partially offset our net losses during 2003 and 2004. Our combined accounts payables to suppliers and Cypress increased a total of $3.3 million in fiscal 2003 and $13.9 million combined in fiscal 2004.

Net cash generated from operating activities was $17.8 million in 2005, which reflects our net loss for the year of $15.8 million, which was primarily offset by customer advances of $37.4 million to fund expansion of our manufacturing capacity. In April 2005, we entered into an agreement with one of our customers to supply solar cells. As part of this agreement, the customer agreed to pre-fund the expansion of our manufacturing capacity to support this customer’s solar cell product demand. Beginning January 1, 2006, we began paying interest on the unpaid balance of this customer advance. We may repay all or any portion of the unpaid principal and related interest on the advances at any time without penalty through December 31, 2010. As of December 31, 2005, we had received net advances of $37.4 million from two customers.

Investing Activities

Net cash used in investing activities was $14.8 million in fiscal 2003, $26.9 million combined in fiscal 2004 and $70.4 million in 2005, substantially all of which represented expenditures for manufacturing facilities and equipment. Capital equipment purchases in 2003 were primarily for our pilot wafer fabrication line in Cypress’ Round Rock, Texas facility. Capital equipment purchased in 2004 and 2005 was primarily for our manufacturing facility in the Philippines, equipment for our first 25 megawatts per year production line and for our second and third 25-megawatts per year production lines. We expect capital expenditures of approximately $100.0 million in 2006 as we continue to increase our manufacturing capacity.

Financing Activities

Net cash provided by financing activities was $28.8 million in fiscal 2003, $38.7 million combined in fiscal 2004 and $192.4 million for 2005. All cash provided by financing activities during 2003 and 2004 came from our parent company, Cypress, in the form of either equity investments or loans. During 2005 we raised $46.6 million of equity and debt financing from Cypress and we raised $145.6 million of net proceeds from the initial public offering of 8.8 million shares of our Series A common stock in November 2005. Cumulatively, we raised approximately $142.8 million through the issuance of securities to Cypress. We currently have no outstanding debt obligations to Cypress apart from trade payables.

In December 2005 we entered into a $25.0 million three-year revolving credit facility (the “Facility”) with affiliates of Credit Suisse First Boston and Lehman Brothers. The Facility is collateralized by substantially all of our assets, including the stock of our foreign subsidiaries. Borrowings under the Facility are conditioned upon customary conditions as well as (1) with respect to the first $10.0 million drawn on the facility, maintenance of cash collateral to the extent of outstanding borrowings (excluding amounts borrowed), and (2) with respect to the remaining $15.0 million of the Facility, satisfaction of a coverage test which is based on the ratio of our cash flow to capital expenditures. The Facility contains customary covenants and defaults including limitations on dividends, incurrence of indebtedness and liens, and mergers and acquisitions. The Facility bears interest at a rate of the greater of the prime rate or federal funds rate for US dollar draws, or the LIBOR plus 1% for Euro dollar draws on the first $10.0 million of borrowings and the greater of the prime rate plus 2% or federal funds rate plus 2% for US dollar draws, or LIBOR plus 3% for Euro dollar draws on any borrowings over $10.0 million. The interest rate for Euro dollar borrowings would have been 4.5% at December 31, 2005 on the first $10.0 million of borrowings and 5.5% at December 31, 2005 on any borrowings over $10.0 million. The interest rate U.S. dollar borrowings would have been 7.25% at December 31, 2005 on the first $10.0 million of borrowings and 9.25% at December 31, 2005 on any borrowings over $10.0 million. To date there have been no borrowings under the Facility.

We believe that our current cash and cash equivalents and funds available from the Facility will be sufficient to meet our working capital and capital expenditure commitments for at least the next 12 months. However, if our financial results or operating plans change from our current assumptions, we may not have sufficient resources to support our business plan. If our capital resources are insufficient to satisfy our liquidity requirements, we may seek to sell additional equity securities or debt securities or obtain other debt financing. The sale of additional equity securities or convertible debt securities would result in additional dilution to our stockholders. Additional debt would result in increased expenses and would require us to abide by covenants under the Facility or other debt agreements that would restrict our operations. Financing arrangements may not be available to us, or may not be available in amounts or on terms acceptable to us.

We expect to experience growth in our operating expenses, including our research and development, sales and marketing and general and administrative expenses, for the foreseeable future to execute our business strategy. We may also be required to purchase polysilicon in advance to secure our wafer supplies. We intend to fund these activities with existing cash and cash equivalents, cash generated from operations and if necessary, borrowings under our $25.0 million revolving credit facility. These anticipated increases in operating expenses may not result in an increase in our revenue and our anticipated revenue may not be sufficient to support these increased expenditures. We anticipate that operating expenses, working capital and capital expenditures will constitute a significant use of our cash resources.

The following summarizes our contractual obligations at December 31, 2005:

	Payments Due by Period
Contractual Obligations	Total	2006	2007 - 2008	2009 - 2010	Beyond 2010
	(in thousands)
Obligation to Cypress	$2,533	$2,533	$—	$—	$—
Customer advances	37,400	8,962	14,220	14,218	—
Interest on customer advances	5,170	1,861	3,102	207	—
Lease commitments	5,003	578	896	849	2,680
Non-cancelable purchase orders	25,060	25,060	—	—	—

Total	$75,166	$38,994	$18,218	$15,274	$2,680

In January 2006, we made a cash deposit with a vendor of polysilicon. Under this arrangement, the vendor will sell us a total of 45.0 million euros (approximately $53.3 million) of polysilicon in fixed annual quantities and at fixed prices over a ten-year period beginning in fiscal 2008.

Effective November 2005, we entered into a new lease agreement with Cypress that relates to our manufacturing facility in the Philippines. The lease replaced our former lease with Cypress for the manufacturing facility. Under the lease, we will pay Cypress at a rate equal to the cost to Cypress for that facility (including taxes, insurance, repairs and improvements) until the earlier of 10 years from November 22, 2005 or a change of control of our company, which includes such time as Cypress ceases to own at least a majority of the aggregate number of shares of all classes of our common stock then outstanding. Thereafter, we will pay market rent for the facility. The lease contains an option to purchase the facility from Cypress at any time at Cypress’ original purchase price plus interest computed on a variable index starting on the date the property was acquired by Cypress until the date we exercise the purchase option.

Recent Accounting Pronouncements

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections, which changes the requirements for the accounting for and reporting of a change in accounting principle. SFAS No. 154 replaces APB No. 20, Accounting Changes and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements. It requires retrospective application to prior period’s financial statements of a voluntary change in accounting principle unless it is impracticable. In addition, under SFAS No. 154, if an entity changes its method of depreciation, amortization, or depletion for long-lived, non-financial assets, the change must be accounted for as a change in accounting estimate effected by a change in accounting principle. SFAS No. 154 applies to accounting changes and error corrections made in fiscal years beginning after December 15, 2005 on a prospective basis. We do not expect the adoption in the first quarter of fiscal 2006 will have a material impact on our consolidated results of operations and financial condition.

In March 2005, the SEC issued Staff Accounting Bulletin, or SAB, No. 107, which provides guidance on the implementation of SFAS No. 123 (R), Share-Based Payment (see discussion below). In particular, SAB No. 107 provides key guidance related to valuation methods (including assumptions such as expected volatility and expected term), the accounting for income tax effects of share-based payment arrangements upon adoption of

SFAS No. 123(R), the modification of employee share options prior to the adoption of SFAS No. 123(R), the classification of compensation expense, capitalization of compensation cost related to share-based payment arrangements, first time adoption of SFAS No. 123(R) in an interim period, and disclosures in Management’s Discussion and Analysis subsequent to the adoption of SFAS No. 123(R). SAB No. 107 became effective on March 29, 2005. We will apply the principles of SAB No. 107 in conjunction with the adoption of SFAS 123(R).

In December 2004, the FASB issued SFAS No. 123(R), which replaces SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” Under SFAS No. 123(R), companies are required to measure the compensation costs of share-based compensation arrangements based on the grant-date fair value and recognize the costs in the financial statements over the period during which employees are required to provide services. Share-based compensation arrangements include stock options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans. In April 2005, the SEC postponed the implementation date to the fiscal year beginning after June 15, 2005. The Company is in process of adopting SFAS No. 123(R) for the three month period ending March 31, 2006. SFAS No. 123(R) permits public companies to adopt its requirements using one of two methods. The Company is currently evaluating which method to adopt. The adoption of SFAS No. 123(R) will have a significant adverse impact on the Company’s results of operations, although it will have no impact on its overall financial position. The precise impact of adoption of SFAS No. 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had the Company adopted SFAS No. 123(R) using the modified retrospective application for all prior periods, the impact of that standard would have approximated the impact of SFAS No. 123 as described under the “Accounting for Stock-Based Compensation” section in Note 1 of the notes to our consolidated financial statements. SFAS No. 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. While the Company cannot estimate what those amounts will be in the future (because they depend on, among other things, when employees exercise stock options), the amount of operating cash flows recognized for such excess tax deductions were zero dollars fiscal 2003 and fiscal 2005, the period from January 1, 2004 to November 8, 2004 and the period from November 9, 2004 to December 31, 2004.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Our exposure to market risks for changes in interest rates relates primarily to our investment portfolio. As of December 31, 2005, our cash equivalents consisted of money market funds. Due to the short-term nature of our investment portfolio, we do not believe that an immediate 10% increase in interest rates would have a material effect on the fair market value of our portfolio. Since we believe we have the ability to liquidate this portfolio, we do not expect our operating results or cash flows to be materially affected to any significant degree by a sudden change in market interest rates on our investment portfolio.

Foreign Currency Exchange Risk

Our exposure to adverse movements in foreign currency exchange rates is primarily related to sales to European customers that are denominated in Euros and procurement of certain capital equipment in Euros. In combined fiscal 2004 and the year ended December 31, 2005, approximately 44% and 70%, respectively, of our total revenue was generated outside the United States. A hypothetical change of 10% in foreign currency exchange rates could impact our consolidated financial statements or results of operations by $2.6 million based on our outstanding forward contracts of $26.6 million as of December 31, 2005. We currently conduct hedging activities, which involve the use of currency forward contracts. We cannot predict the impact of future exchange rate fluctuations on our business and operating results. In the past, we have experienced an adverse impact on our revenue and profitability as a result of foreign currency fluctuations. We believe that we may have increased risk associated with currency fluctuations in the future.

ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

SUNPOWER CORPORATION

Report of Independent Registered Public Accounting Firm on Successor Company

To the Board of Directors and Stockholders of

SunPower Corporation

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of stockholders’ equity (deficit), of comprehensive loss and of cash flows present fairly, in all material respects, the financial position of SunPower Corporation and its subsidiaries (Successor Company) at December 31, 2004 and 2005 and the results of their operations and their cash flows for the fiscal year ended December 31, 2005 and the period from November 9, 2004 to December 31, 2004 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

San Jose, California

March 17, 2006

Report of Independent Registered Public Accounting Firm on Predecessor Company

To the Board of Directors and Stockholders of

SunPower Corporation

In our opinion, the accompanying consolidated statements of operations, of stockholders’ deficit, of comprehensive loss and of cash flows present fairly, in all material respects, the results of operations and cash flows of SunPower Corporation and its subsidiaries (Predecessor Company) for the fiscal year ended December 31, 2003 and for the period from January 1, 2004 to November 8, 2004 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

San Jose, California

August 25, 2005

SunPower Corporation

Consolidated Balance Sheets

(in thousands, except share and per share data)

	December 31, 2004	December 31, 2005
Assets
Current assets:
Cash and cash equivalents	$3,776	$143,592
Accounts receivable, net	4,558	25,498
Inventories	4,416	13,147
Prepaid expenses and other current assets	3,021	3,236

Total current assets	15,771	185,473
Property and equipment, net	47,549	110,559
Goodwill	2,883	2,883
Intangible assets, net	23,443	18,739

Total assets	$89,646	$317,654

Liabilities, redeemable convertible preferred stock and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$11,580	$14,194
Accounts payable to Cypress	11,109	2,533
Advance from Cypress	9,000	—
Accrued liabilities	7,372	4,541
Current portion of customer advances	—	8,962
Current portion of notes payable to Cypress	31,024	—

Total current liabilities	70,085	30,230
Deferred tax liability	—	336
Notes payable to Cypress, net of current portion	21,673	—
Customer advance, net of current portion	—	28,438

Total liabilities	91,758	59,004

Commitments and Contingencies (Note 6)

Redeemable convertible preferred stock, no par value;
Authorized shares—66,000,000, and none at December 31, 2004 and 2005, respectively
Issued and outstanding—12,915,060 and none at December 31, 2004 and 2005, respectively
Liquidation preference of $8,865 at December 31, 2004, and $0 at December 31, 2005	8,552	—

Stockholders’ Equity (Deficit):
Preferred stock, $0.001 par value per share
Authorized shares—none and 10,042,490 shares at December 31, 2004 and 2005, respectively; none issued and outstanding	—	—
Common stock: $0.001 par value;
Authorized shares—74,500,000, and 375,000,000 at December 31, 2004 and 2005, respectively
Issued and outstanding—1,901 and 61,092,484 at December 31, 2004 and 2005, respectively	—	61
Additional paid-in capital	34,367	316,617
Accumulated other comprehensive income (loss)	(2,341)	505
Accumulated deficit	(42,690)	(58,533)

Total stockholders’ equity (deficit)	(10,664)	258,650

Total liabilities, redeemable convertible preferred stock and stockholders’ equity (deficit)	$89,646	$317,654

The accompanying notes are an integral part of these financial statements.

SunPower Corporation

Consolidated Statements of Operations

(in thousands, except per share data)

	Predecessor Company		Successor Company
	Year Ended December 31, 2003	January 1, 2004 Through November 8, 2004	November 9, 2004 Through December 31, 2004	Year Ended December 31, 2005
Revenue:
Product revenue	$4,245	$6,708	$3,881	$78,583
Other	760	122	174	153

Total revenue	5,005	6,830	4,055	78,736

Costs and expenses:
Cost of revenue	4,987	9,498	6,079	74,353
Research and development	9,816	12,118	1,417	6,488
Sales, general and administrative	3,238	4,713	1,111	10,880

Total costs and expenses	18,041	26,329	8,607	91,721

Operating loss	(13,036)	(19,499)	(4,552)	(12,985)
Interest expense	(1,509)	(3,759)	(1,072)	(3,185)
Other income (expense), net	—	(44)	15	377

Loss before income tax provision	(14,545)	(23,302)	(5,609)	(15,793)
Income tax provision	—	—	—	50

Net loss	$(14,545)	$(23,302)	$(5,609)	$(15,843)

Net loss per share:
Basic and diluted	$(3.50)	$(5.51)	$(2,804.50)	$(0.68)

Weighted-average shares:
Basic and diluted	4,156	4,230	2	23,306

The accompanying notes are an integral part of these financial statements.

SunPower Corporation

Consolidated Statements of Stockholders’ Equity (Deficit)

(in thousands)

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (loss)	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Value	Shares	Value
Balances at December 31, 2002 (Predecessor Company)	14,308	$9,366	4,153	$4	$8,802	$—	$(14,828)	$(6,022)
Warrants issued in connection with promissory note	—	—	—	—	80	—	—	80
Issuance of common stock upon exercise of options	—	—	20	—	8	—	—	8
Net loss	—	—	—	—	—	—	(14,545)	(14,545)

Balances at December 31, 2003 (Predecessor Company)	14,308	9,366	4,173	4	8,890	—	(29,373)	(20,479)

Issuance of common stock upon exercise of options	—	—	278	—	149	—	—	149
Warrants issued to Cypress in connection with promissory note	—	—	—	—	11,023	—	—	11,023
Issuance of common stock upon exercise of warrants	—	—	632	—	75	—	—	75
Issuance of common stock upon conversion of convertible notes payable and related interest	—	—	1,671	2	1,948	—	—	1,950
Issuance of common stock upon conversion of redeemable convertible preferred stock	(1,393)	(814)	696	1	813	—	—	814
Merger with Cypress	—	—	(7,450)	(7)	7	—	—	—
Compensation related to the issuance of stock options to non-employees	—	—	—	—	131	—	—	131
Net loss	—	—	—	—	—	—	(23,302)	(23,302)

Balances at November 8, 2004 (Predecessor Company)	12,915	8,552	—	—	23,036	—	(52,675)	(29,639)

Push down effect of merger with Cypress (see Note 2)	—	—	—	—	11,305	—	15,594	26,899

Balance at November 9, 2004 (Successor Company)	12,915	8,552	—	—	34,341	—	(37,081)	(2,740)

Issuance of common stock upon exercise of options	—	—	2	—	1	—	—	1
Compensation related to the issuance of stock options to non-employees	—	—	—	—	25	—	—	25
Net unrealized loss on derivatives, net of tax	—	—	—	—	—	(2,341)	—	(2,341)
Net loss	—	—	—	—	—	—	(5,609)	(5,609)

Balances at December 31, 2004 (Successor Company)	12,915	8,552	2	—	34,367	(2,341)	(42,690)	(10,664)

Issuance of common stock upon exercise of options	—	—	217	—	177	—	—	177
Issuance of common stock to Cypress upon conversion of debt	—	—	20,169	20	68,310	—	—	68,330
Issuance of common stock to Cypress upon conversion of accounts payable	—	—	3,060	3	14,712	—	—	14,715
Issuance of common stock to Cypress	—	—	6,346	6	27,366	—	—	27,372
Issuance of series two preferred stock to Cypress	14,000	7,000	—	—	—	—	—	—
Issuance of series two preferred stock to Cypress upon conversion of debt	18,000	9,000	—	—	—	—	—	—
Issuance of common stock to Cypress upon conversion redeemable convertible preferred stock	(44,915)	(24,552)	22,458	23	24,529	—	—	24,552
Issuance of restricted stock to employees	—	—	15	—	—	—	—	—
Compensation on stock options issued to non-employees	—	—	—	—	1,556	—	—	1,556
Proceeds from initial public offering, net of costs	—	—	8,825	9	145,600	—	—	145,609
Net unrealized gain on derivatives, net of tax	—	—	—	—	—	2,846	—	2,846
Net loss	—	—	—	—	—	—	(15,843)	(15,843)

Balances at December 31, 2005 (Successor Company)	—	$—	61,092	$61	$316,617	$505	$(58,533)	$258,650

The accompanying notes are an integral part of these financial statements.

SunPower Corporation

Consolidated Statements of Comprehensive Loss

(in thousands)

	Predecessor Company		Successor Company
	Year Ended December 31, 2003	January 1, 2004 Through November 8, 2004	November 9, 2004 Through December 31, 2004	Year Ended December 31, 2005
Net loss	$(14,545)	$(23,302)	$(5,609)	$(15,843)
Other comprehensive income (loss):
Unrealized gain (loss) on derivatives, net of tax	—	—	(2,341)	2,846

Total comprehensive loss	$(14,545)	$(23,302)	$(7,950)	$(12,997)

The accompanying notes are an integral part of these financial statements.

SunPower Corporation

Consolidated Statements of Cash Flows

(in thousands)

	Predecessor Company		Successor Company
	Year Ended December 31, 2003	January 1, 2004 Through November 8, 2004	November 9, 2004 Through December 31, 2004	Year Ended December 31, 2005
Cash flows from operating activities
Net loss	$(14,545)	$(23,302)	$(5,609)	$(15,843)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Interest expense related to warrants granted and accrued interest on notes payable	1,360	3,759	1,072	3,381
Depreciation and amortization	1,319	1,590	1,129	11,851
Changes in foreign currency derivatives	—	—	(2,341)	2,846
Impairment charge related to equipment	—	—	—	461
Stock-based compensation	—	131	650	1,556
Loss on sale of fixed assets	—	—	—	82
Changes in operating assets and liabilities:
Accounts receivable	(669)	(1,080)	(2,528)	(20,940)
Inventories	(29)	(1,823)	(1,325)	(8,731)
Prepaid expenses and other current assets	427	(375)	(2,334)	(215)
Accounts payable	(1,424)	3,300	5,091	2,614
Accounts payable to Cypress	4,692	4,277	1,222	6,139
Accrued liabilities and deferred tax liabilities	74	(498)	5,373	(2,830)
Advances from customers	—	—	—	37,400

Net cash provided by (used in) operating activities	(8,795)	(14,021)	400	17,771

Cash flows from investing activities
Purchase of property and equipment	(14,790)	(17,231)	(9,691)	(71,616)
Proceeds from sale of fixed assets	—	—	—	1,251
Payment of deposit	(12)	—	—	—

Net cash used in investing activities	(14,802)	(17,231)	(9,691)	(70,365)

Cash flows from financing activities
Proceeds from debt obligations to Cypress	29,191	30,100	9,000	12,500
Proceeds from issuance of preferred stock Cypress	—	—	—	7,000
Proceeds from issuance of common stock to Cypress	—	—	—	27,372
Proceeds from public issuance of common stock, net of offering expenses	—	—	—	145,609
Principal payments of notes payable to Cypress	(359)	(495)	(99)	(248)
Proceeds from exercise of stock options	8	224	1	177

Net cash provided by financing activities	28,840	29,829	8,902	192,410

Net increase (decrease) in cash and cash equivalents	5,243	(1,423)	(389)	139,816
Cash and cash equivalents at beginning of period	345	5,588	4,165	3,776

Cash and cash equivalents at end of period	$5,588	$4,165	$3,776	$143,592

Non-cash transactions
Relative fair value of warrants issued (reduction related to debt conversion)	$80	$11,023	$—	$(7,706)
Conversion of notes payable to preferred stock	—	—	—	9,000
Conversion of notes payable to common stock	—	1,950	—	76,036
Conversion of accounts payable to common stock	—	—	—	14,715
Conversion of preferred stock to common stock	—	814	—	24,552
Cancellation of common stock	—	(10,449)	—	—
Supplemental cash flow information
Cash paid for interest	149	—	—	—
Cash paid for income taxes	—	—	—	—

The accompanying notes are an integral part of these financial statements.

SunPower Corporation

Notes to Consolidated Financial Statements

Note 1. The Company and Summary of Significant Accounting Policies

The Company and Basis of Presentation

SunPower Corporation (the “Company” or “SunPower”), a majority owned subsidiary of Cypress Semiconductor Corporation (“Cypress”), was originally incorporated in the State of California on April 24, 1985. The Company was basically dormant until October 1988, when it was organized as a business venture to commercialize high-efficiency photovoltaic, or solar, cell technology. The Company designs, manufactures and sells solar electric power products based on its proprietary processes and technologies. In addition, the Company offers imaging detectors and infrared detectors based on its solar power technology.

On November 10, 2005, the Company reincorporated in Delaware and filed an amendment to its certificate of incorporation to effect a 2-for-1 reverse stock split of the Company’s outstanding and authorized shares of common stock. All share and per share figures presented herein have been adjusted to reflect the reverse stock split.

Through funding provided by Cypress (see Note 2 and 9), the Company completed the construction of its wafer fabrication facility in the Philippines in late 2004, at which point it began volume commercial production. As of December 31, 2005, the Company operated two 25 megawatt capacity per year solar cell production lines and a third 25 megawatt capacity per year production line commenced operation in February 2006.

In May 2002, Cypress acquired a 57% equity interest in the Company and entered into several equity and debt financing transactions with the Company. On November 9, 2004, the Company became a wholly-owned subsidiary of Cypress as a result of a merger transaction, whereby all of the minority shareholders exchanged their shares of SunPower common stock for Cypress common stock (see Note 2). Outstanding options to purchase SunPower common stock held by the Company’s officers, employees and other service providers and warrants held by Cypress to purchase SunPower common stock remained outstanding as of the closing of the merger. This transaction resulted in the “push down” of the effect of the acquisition of SunPower by Cypress and created a new basis of accounting. As a result, the balance sheet, statements of operations, cash flows and stockholders’ deficit for the periods up to November 8, 2004 are presented as the “Predecessor Company,” and all subsequent financial statements are presented as the “Successor Company.”

The consolidated financial statements of the Company reflect the historical results of operations, cash flows, assets and liabilities of the Company and all of its subsidiaries, including the goodwill, intangible assets and related deferred tax effect arising from the November 9, 2004 merger with Cypress.

The financial statements include allocations of certain Cypress expenses, including centralized legal, tax, treasury, information technology, employee benefits and other Cypress corporate services and infrastructure costs. The expense allocations have been determined based on a method that Cypress and the Company considered to be reasonable reflections of the utilization of services provided or the benefit received by the Company. The financial information included herein may not be indicative of the consolidated financial position, operating results, changes in equity and cash flows of the Company in the future, or what they would have been had the Company been a separate stand-alone entity during the periods presented. See Note 3 for additional information on the transactions with Cypress.

As of December 31, 2005, the Company has an accumulated deficit of $58.5 million and has a history of operating losses. The Company is subject to a number of business risks, including, but not limited to, an industry-wide shortage of polysilicon, an essential raw material in the production of solar cells; limited suppliers for capital equipment; concentration of revenue among few customers; competition from other companies with a

SunPower Corporation

Notes to Consolidated Financial Statements—(Continued)

longer operating history and significantly greater financial resources; the dependency on a third-party subcontractor; the ability to obtain adequate financing to fund operating activities; dependence on key employees; and the ability to attract and retain additional qualified personnel.

Principles of Consolidation

The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America and include the accounts of the Company and all of its subsidiaries. Intercompany transactions and balances have been eliminated in consolidation.

Fiscal Year

In fiscal 2003, the Company began to report results of operations on the basis of 52 or 53-week periods, ending on the Sunday closest to December 31. Fiscal 2003 ended on December 28, 2003 and consisted of 52 weeks. Combined periods of fiscal 2004 ended on January 2, 2005 and consisted of 53 weeks and fiscal 2005 ended on January 1, 2006 and consisted of 52 weeks. The Company’s fiscal quarters end on the Sunday closest to the end of the applicable calendar quarter, except in a 53-week fiscal year, in which case the additional week falls into the fourth quarter of that fiscal year. For presentation purposes only, the consolidated financial statements and notes refer to the calendar year end and month end of each respective period.

Management Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Significant estimates in these financial statements include allowances for doubtful accounts receivable, inventory write-downs, estimates for future cash flows and economic useful lives of property and equipment, asset impairments, certain accrued liabilities and income taxes and tax valuation allowances. Actual results could differ from those estimates.

Fair Value of Financial Instruments

The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties. The carrying values of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate their respective fair values due to their short maturities.

Comprehensive Income (Loss)

Comprehensive income (loss) is defined as the change in equity during a period from non-owner sources. The Company’s comprehensive loss for each period presented is comprised of the Company’s net loss and the changes in unrealized gains or losses, net of tax, for derivatives designated as cash flow hedges (see Note 7). Comprehensive income (loss) is presented in the Consolidated Statements of Comprehensive Loss.

Cash and Cash Equivalents

Highly liquid investments with original or remaining maturities of ninety days or less at the date of purchase are considered cash equivalents.

SunPower Corporation

Notes to Consolidated Financial Statements—(Continued)

Inventories

Inventories are stated at the lower of standard cost or net realizable value. Standard cost approximates actual cost on a first-in, first-out basis. The Company routinely evaluates quantities and values of inventory in light of current market conditions and market trends, and records reserves for quantities in excess of demand and product obsolescence. The evaluation may take into consideration historic usage, expected demand, anticipated sales price, new product development schedules, the effect new products might have on the sale of existing products, product obsolescence, customer concentrations, product merchantability and other factors. Market conditions are subject to change and actual consumption of inventory could differ from forecasted demand. The Company’s products have a long life cycle and obsolescence has not historically been a significant factor in the valuation of inventories. The Company also regularly reviews the cost of inventory against their estimated market value and records a lower of cost or market reserve for inventories that have a cost in excess of estimated market value. Inventory reserves, once recorded, are not reversed until the inventories have been subsequently disposed of.

Property and Equipment

Property and equipment are stated at cost, less accumulated depreciation and amortization. Depreciation is computed for financial reporting purposes using the straight-line method over the estimated useful lives of the assets as presented below. Leasehold improvements are amortized over the shorter of the estimated useful lives of the assets or the remaining term of the lease. Repairs and maintenance costs are expensed as incurred.

Useful Lives in Years
Manufacturing Equipment	2 to 7
Computer Equipment	2 to 7
Furniture and fixtures	3 to 5
Leasehold improvements	5 to 15

Long-Lived Assets

The Company evaluates its long-lived assets, including property and equipment and intangible assets with finite lives, for impairment whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Factors considered important that could result in an impairment review include significant underperformance relative to expected historical or projected future operating results, significant changes in the manner of use of acquired assets and significant negative industry or economic trends. Impairments are recognized based on the difference between the fair value of the asset and its carrying value. Fair value is generally measured based on either quoted market prices, if available, or discounted cash flow analyses.

Goodwill and Intangibles Arising from Cypress’ Acquisition of the Company

The Company accounts for goodwill and other intangibles in accordance with SFAS No. 142, Goodwill and Other Intangible Assets. Goodwill and intangibles with indefinite lives are not amortized but are tested for impairment on an annual basis or whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. Intangible assets with finite useful lives are amortized using the straight-line method over their useful lives ranging primarily from 2 to 6 years and are reviewed for impairment in accordance with SFAS No. 144.

SunPower Corporation

Notes to Consolidated Financial Statements—(Continued)

Product Warranties

The Company warrants or guarantees the performance of its solar panels at certain levels of conversion efficiency for extended periods, often as long as 25 years. It also warrants or guarantees the functionality of solar cells and imaging detectors for at least one year. Therefore, the Company maintains warranty reserves to cover potential liability that could result from these guarantees. The Company’s potential liability is generally in the form of product replacement. Warranty reserves are based on the Company’s best estimate of such liabilities and are recognized as a cost of revenue. The Company continuously monitors product returns for warranty failures and maintains a reserve for the related warranty expenses based on historical experience of similar products as well as various other assumptions that are considered reasonable under the circumstances. The warranty reserve includes specific accruals for known product issues and an accrual for an estimate of incurred but not reported product issues.

Revenue Recognition

The Company sells its products directly to system integrators and OEMs and recognizes revenue when persuasive evidence of an arrangement exists, delivery of the product has occurred and title and risk of loss has passed to the customer, the sales price is fixed and determinable, collectibility of the resulting receivable is reasonably assured and the rights and risks of ownership have passed to the customer. There are no rights of return and there are no significant post-shipment obligations, including installation, training or customer acceptance clauses with any of its customers that could have an impact on revenue recognition. As such, the Company records a trade receivable for the selling price when the above conditions are met, and reduces inventory for the carrying value of goods shipped. The Company’s revenue recognition policy is consistent across its product lines and sales practices are consistent across all geographic areas. In addition, the Company records a charge to selling expense and a credit to accounts receivable for doubtful accounts when customer accounts receivable are deemed uncollectible.

The Company also enters into development agreements with some of its customers. Development revenue is recognized under the proportionate performance method, with the associated costs included in research and development expense. The Company estimates the proportionate performance of its development contracts based on an analysis of progress toward completion.

Translation of Foreign Currencies

The Company uses the U.S. dollar as its functional currency for all foreign subsidiaries. Accordingly, assets and liabilities of these subsidiaries are translated using exchange rates in effect at the end of the period, except for non-monetary assets, such as property, plant and equipment, which are translated using historical exchange rates. Revenues and costs are translated using average exchange rates for the period, except for income items related to non-monetary assets and liabilities, such as depreciation, that are translated using historical exchange rates. As of December 31, 2004 and December 31, 2005, the Company had Euro-denominated accounts receivable of 1.9 million (approximately $2.6 million) and 14.7 million (approximately $17.4 million), respectively. In addition, as of December 31, 2005, the Company had a Euro-denominated customer advance (see Note 8) of 30.0 million (approximately $35.5 million). The resulting translation gains and losses are included in other income (expense), net, with the other hedging activities described in Note 7 and were not significant to the consolidated statements of operations for the periods presented.

SunPower Corporation

Notes to Consolidated Financial Statements—(Continued)

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk are primarily cash, cash equivalents and trade accounts receivable. The Company’s investment policy requires cash and cash equivalents to be placed with high-credit quality institutions and to limit the amount of credit risk from any one issuer. The Company performs ongoing credit evaluations of its customers’ financial condition whenever deemed necessary and generally does not require collateral. The Company maintains an allowance for doubtful accounts receivable based upon the expected collectibility of all accounts receivable, which takes into consideration an analysis of historical bad debts, specific customer creditworthiness and current economic trends. The allowance for doubtful accounts was $59,000 and $317,000 as of December 31, 2004 and 2005, respectively. For the fiscal year ended December 31, 2005, the Company provided $258,000 for allowance for doubtful accounts. The provision for all other periods was not material. Three customers accounted for 45%, 12% and 11% of accounts receivable as of December 31, 2004, respectively. Two customers accounted for 52% and 13% of accounts receivable as of December 31, 2005.

Accounting for Stock-Based Compensation

The Company accounts for its stock-based employee compensation plans under the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”) and related Interpretations and complies with disclosure provisions of SFAS 148, Accounting for Stock-Based Compensation—Transition and Disclosure—an Amendment of SFAS 123. In certain instances, the Company reflects stock-based employee compensation cost in net income (loss). If there is any compensation measured under APB 25, the expense is amortized using an accelerated method prescribed under the rules of the Financial Accounting Standards Board (“FASB”) Interpretation No. 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans (“FIN 28”). The following table illustrates the effect on net loss and related per share amounts if the Company had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS 123”), to all stock based employee awards (in thousands, except per share data).

	Predecessor Company		Successor Company
	Year Ended December 31, 2003	January 1, 2004 Through November 8, 2004	November 9, 2004 Through December 31, 2004	Year Ended December 31, 2005
Net loss, as reported	$(14,545)	$(23,302)	$(5,609)	$(15,843)
Add: Total stock-based employee compensation expense reported in net loss, net of related tax effects	—	—	625	—
Deduct: Total employee stock-based compensation expense determined under SFAS 123 for all awards, net of related tax effects	(55)	(1,187)	(370)	(4,704)

Pro forma net loss	$(14,600)	$(24,489)	$(5,354)	$(20,547)

Net loss per share:
Basic and diluted—as reported	$(3.50)	$(5.51)	$(2,804.50)	$(0.68)

Basic and diluted—pro forma	$(3.51)	$(5.79)	$(2,677.00)	$(0.88)

SunPower Corporation

Notes to Consolidated Financial Statements—(Continued)

The fair value of each stock option is estimated on the date of grant using the Black-Scholes pricing model with the following assumptions:

	Predecessor Company		Successor Company
	Year Ended December 31, 2003	January 1, 2004 Through November 8, 2004	November 9, 2004 Through December 31, 2004	Year Ended December 31, 2005
Dividend yield	0%	0%	0%	0%
Risk-free interest rate	2.13% – 3.20%	3.08% – 3.58%	3.08% – 3.58%	3.63% – 4.36%
Expected life	5 years	4 years	4 years	4 years
Volatility	78%	81%	81%	92%

No options were granted to employees where the exercise price was less than the deemed fair value of common stock on the date of grant for any of the periods presented in the table above.

Earnings per Share

Basic net income (loss) per share is computed using the weighted-average common shares outstanding. Diluted net income per share is computed using the weighted-average common shares outstanding plus any potentially dilutive securities outstanding during the period using the treasury stock method, except when their effect is anti-dilutive. In computing dilutive net income per share, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Dilutive securities include stock options, warrants and convertible preferred stock.

For the fiscal years ended December 31, 2003 and 2005; the period from January 1, 2004 to November 8, 2004; the period from November 9, 2004 to December 31, 2004, outstanding convertible preferred stock, stock options to purchase common stock and warrants to purchase preferred and common stock, were excluded from the calculation of diluted net loss per share as the Company was in a net loss position and their inclusion would have been anti-dilutive. The following is a summary of all outstanding anti-dilutive potential common shares (in thousands):

	Predecessor Company		Successor Company
	Year Ended December 31, 2003	January 1, 2004 Through November 8, 2004	November 9, 2004 Through December 31, 2004	Year Ended December 31, 2005
Convertible preferred stock	14,308	12,915	12,915	—
Stock options	1,745	3,644	4,285	6,572
Preferred stock warrants	16,000	—	—	—
Common stock warrants	822	3,821	3,821	—

Shipping and Handling Costs

The Company records costs related to shipping and handling in cost of revenue.

Advertising Expenses

Advertising expenses to date have not been significant.

SunPower Corporation

Notes to Consolidated Financial Statements—(Continued)

Research and Development Costs

Research and development costs consist primarily of compensation and related costs for personnel, materials, supplies and equipment depreciation. Pre-production costs, incurred in connection with developing production capabilities at the Company’s Philippine solar cell manufacturing facility are included in research and development. All research and development costs are expensed as incurred. In March 2005, the Company entered into a three-year cost-sharing research and development project with a government agency to fund up to $3.0 million, representing half of the project costs, to design the Company’s next generation solar panels. Amounts invoiced under this arrangement, which cannot exceed $1 million per year and are based on agreed milestones, are offset to research and development expense upon acceptance from the government agency. For the year ended December 31, 2005, the Company invoiced $0.5 million for work performed, which was recorded as an offset to research and development expense.

Income Taxes

For financial reporting purposes, income tax expense and deferred income tax balances were calculated as if the Company were a separate entity and had prepared its own separate tax return. Deferred tax assets and liabilities are recognized for temporary differences between financial statement and income tax bases of assets and liabilities. Valuation allowances are provided against deferred tax assets when it is more likely than not that some portion or all of the deferred tax asset will not be realized.

The Company filed separate U.S. federal tax returns up to November 8, 2004. Subsequent to November 8, 2004 the Company has filed U.S. federal consolidated tax returns with Cypress. Subsequent to December 31, 2002, the Company has filed combined California returns with Cypress as a member of Cypress’ entity group. The computation of any income taxes has been done on a separate return basis for financial reporting purposes. Cypress and the Company have entered into a tax sharing agreement providing for each company’s obligations concerning various tax liabilities (see Notes 3 and 5).

Recent Accounting Pronouncements

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections, which changes the requirements for the accounting for and reporting of a change in accounting principle. SFAS No. 154 replaces APB No. 20, Accounting Changes and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statement. It requires retrospective application to prior period’s financial statements of a voluntary change in accounting principle unless it is impracticable. In addition, under SFAS No. 154, if an entity changes its method of depreciation, amortization, or depletion for long-lived, non-financial assets, the change must be accounted for as a change in accounting estimate effected by a change in accounting principle. SFAS No. 154 applies to accounting changes and error corrections made in fiscal years beginning after December 15, 2005 on a prospective basis. Adoption in the first quarter of fiscal 2006 is not expected to have a material impact on its consolidated results of operations and financial condition.

In March 2005, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) No. 107, which provides guidance on the implementation of Statement of Financial Accounting Standards (SFAS) No. 123(R), Share-Based Payment (see discussion below). In particular, SAB No. 107 provides key guidance related to valuation methods (including assumptions such as expected volatility and expected term), the accounting for income tax effects of share-based payment arrangements upon adoption of SFAS No. 123(R), the modification of employee share options prior to the adoption of SFAS No. 123(R), the classification of compensation expense, capitalization of compensation cost related to share-based payment arrangements, first-time adoption of SFAS No. 123(R) in an interim period, and disclosures in Management’s Discussion and Analysis subsequent to the

SunPower Corporation

Notes to Consolidated Financial Statements—(Continued)

adoption of SFAS No. 123(R). SAB No. 107 became effective on March 29, 2005. The Company will apply the principles of SAB 107 in conjunction with the adoption of SFAS 123(R).

In December 2004, the FASB issued SFAS No. 123(R), which replaces SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. Under SFAS No. 123(R), companies are required to measure the compensation costs of share-based compensation arrangements based on the grant-date fair value and recognize the costs in the financial statements over the period during which employees are required to provide services. Share-based compensation arrangements include stock options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans. In April 2005, the SEC postponed the implementation date to the fiscal year beginning after June 15, 2005. The Company is in process of adopting SFAS No. 123(R) for the three-month period ending March 31, 2006. SFAS No. 123(R) permits public companies to adopt its requirements using one of two methods. The Company is currently evaluating which method to adopt. The adoption of SFAS No. 123(R) will have a significant adverse impact on the Company’s results of operations, although it will have no impact on its overall financial position. The precise impact of adoption of SFAS No. 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had the Company adopted SFAS No. 123(R) using the modified retrospective application for all prior periods, the impact of that standard would have approximated the impact of SFAS No. 123 as described under the “Accounting for Stock-Based Compensation” section in Note 1. SFAS No. 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. While the Company cannot estimate what those amounts will be in the future (because they depend on, among other things, when employees exercise stock options), the amount of operating cash flows recognized for such excess tax deductions were zero dollars fiscal 2003 and fiscal 2005, the period from January 1, 2004 to November 8, 2004 and the period from November 9, 2004 to December 31, 2004.

Note 2. Cypress Step Acquisition of SunPower

Effective November 9, 2004, SunPower became a wholly owned subsidiary of Cypress when Cypress exchanged Cypress common stock for all outstanding shares of SunPower common stock. Outstanding options to purchase SunPower common stock held by the Company’s officers, employees and other service providers and warrants held by Cypress to purchase SunPower common stock remained outstanding as of the closing of the merger. This was accomplished through two equity investments made by Cypress.

•	On May 30, 2002, the Company (a) issued 12.1 million shares of series one convertible preferred stock to Cypress in exchange for $8.3 million in cash, and (b) converted approximately $0.5 million of promissory notes and accrued interest due to Cypress in exchange for 0.8 million shares of series one convertible preferred stock. In addition, the Company issued to Cypress a warrant to purchase 16 million shares of series two preferred stock at $1.00 per share, which warrant expired in January 2004, prior to being exercised by Cypress (see Note 9 and 10). As a result of this transaction, Cypress acquired an approximate 57% ownership of the Company’s outstanding voting stock. Although Cypress owned a majority of the outstanding voting stock of the Company, the non-Cypress shareholders had 50% of the board seats, which provided such minority shareholders with effective veto (and substantive participatory) rights.

•

On November 8, 2004, all of the then outstanding shares of capital stock other than those shares owned by Cypress were valued at $3.30 per share, on a post-split basis, or $1.65 per share, on a pre-split basis, and were retired in exchange for the issuance of an equivalent number of Cypress common stock to the former holders of those retired shares in connection with a reverse triangular merger in which a wholly owned subsidiary of Cypress was merged into the Company after which SunPower remained as the

SunPower Corporation

Notes to Consolidated Financial Statements—(Continued)

surviving corporation and a wholly owned subsidiary of Cypress, with outstanding options to purchase SunPower common stock held by the officers, employees and other service providers and warrants held by Cypress to purchase SunPower common stock remaining outstanding after the closing of the merger. In this merger, 7.4 million shares of common stock of the Company held by the minority shareholders were retired in exchange for the fair value of approximately 2.5 million shares of Cypress common stock, including 235,000 shares of Cypress common stock issued to the CEO of Cypress and Chairman of the Board of SunPower. Cypress considered the acquisition of the minority interest in SunPower as the completion of the acquisition of SunPower’s voting securities. This transaction resulted in the “push down” of the effect of the acquisition of SunPower by Cypress and created a new basis of accounting.

Push down accounting requires an entity to establish a new cost basis of accounting for assets and liabilities based on the amount paid for the stock of SunPower. Cypress’ basis in SunPower is reflected in the consolidated financial statements of the Company effective November 9, 2004. This includes (a) Cypress’ investment on May 30, 2002 of $8.8 million; (b) the losses of SunPower recorded by Cypress from May 30, 2002 to November 8, 2004 of $37.1 million, as Cypress funded the losses of SunPower beginning May 2002; and (c) Cypress’ investment on November 8, 2004 of $23.2 million to acquire the minority interest of SunPower.

The determination of the fair value of SunPower’s net assets as of May 30, 2002 and November 8, 2004 resulted in valuation adjustments (intangible assets and related deferred income taxes) aggregating $3.7 million and $23.2 million, respectively, which were previously reported in the accounts of Cypress as of November 8, 2004. The amounts pushed down to SunPower financial statements at November 9, 2004, derived from the net carrying balance previously reported by Cypress on November 9, 2004 consisted of the following (in thousands):

Purchased Technology	$18,139
Patents	3,811
Trademarks and other	2,066

24,016
Goodwill	2,883

$26,899

Cypress accounted for its acquisition of SunPower in accordance with SFAS 141 “Business Combinations.” Accordingly, the purchase price at each investment date (May 30, 2002 and November 8, 2004) was allocated to the assets acquired and liabilities assumed based on their estimated fair values on each date of investment, based on estimates made by the management of Cypress which considered a number of factors, including valuations performed by outsiders. On each investment date, the historical carrying value of the tangible assets and liabilities approximated the fair value. Management based their decision to capitalize the purchased technology on SFAS 141’s criteria that an intangible asset that arises from contractual or other legal rights shall be recognized apart from goodwill only if it is separable. These technology-based assets relate to innovations and technological advances of the Company. Any excess of the purchase price over the amounts allocated to the assets acquired and liabilities assumed was recorded as goodwill.

Investment by Cypress in 2002:

In connection with the 2002 transaction, Cypress invested $8.8 million which was based on arms-length negotiations and paid in cash. As a result, Cypress recorded $4.8 million of net tangible assets, $1.1 million of purchased technology, $0.4 million of trademarks and other, $2.2 million of in-process research and development, $2.9 million of goodwill, $0.5 million of deferred income taxes and $2.1 million of minority interest in subsidiary. From May 30, 2002 to November 8, 2004, Cypress had recorded amortization expense associated with the

SunPower Corporation

Notes to Consolidated Financial Statements—(Continued)

intangible assets of $0.7 million, resulting in a net valuation adjustment on November 9, 2004 to be pushed down to SunPower of $3.7 million.

Purchased technology of $1.1 million was comprised of design and process technologies for the imaging detector and solar technologies. The acquired solar technology was comprised of design and process technologies that enable a crystalline silicon wafer to capture a high percentage of the sun’s energy into electricity. The acquired imaging detector technology was comprised of design and process technologies for high performance, back contact light sensor arrays and infrared detectors that convert incoming photons into electricity, and are designed for low current leakage and high sensitivity. The fair value attributed to purchased technology was determined using the income approach method, which was based on a discounted forecast of the estimated net future cash flows to be generated from the acquired imaging detector and solar technologies using a discount rate of 25%. The fair value of purchased technology is being amortized over it’s estimated useful life of 3 to 6 years on a straight-line basis.

The fair value of trademarks and other of $0.4 million was determined using the royalty savings approach method, which calculated the present value of the royalty savings related to the intangible assets using a royalty rate of 0.5% and a discount rate of 35%. The fair value of trademarks is being amortized over their estimated useful lives of 2 to 6 years on a straight-line basis.

The amount of the purchase price allocated to in-process research and development in 2002 of $2.2 million was determined by estimating the stage of completion of one in-process research project (the A-300 solar cell project). At the date of acquisition management estimated the net present value of cash flows based on the incremental future cash flows from revenue expected to be generated by the technology in the process of being developed, taking into account the characteristics and applications of the technology, the size and growth rate of existing and future markets and an evaluation of past and anticipated technology and product life cycles. Estimated net future cash flows included allocations of operating expenses and income taxes, but excluded the expected completion costs of the in-process research project. The discount rate applied to the net cash flows was 45%, which reflected the level of risk associated with the particular technology and the current return on investment requirements of the market at the time. At the date of acquisition, technological feasibility of this in-process research project had not been reached and the technology had no alternative future uses without further development. Accordingly, Cypress expensed the portion of the purchase price allocated to in-process research and development. The stage of completion was determined by estimating the costs and time incurred to date relative to the costs and time incurred to develop the in-process technology into a commercially viable technology or product, while considering the relative difficulty of completing the various tasks and overcoming the obstacles necessary to attain technological feasibility. The stage of completion for the project was approximately 25% as of the acquisition date. Upon completion, cash flows from sales of products incorporating those technologies were estimated to commence in fiscal 2004.

Goodwill of approximately $2.9 million represented the excess of the purchase price over the fair value of the net tangible and intangible assets acquired. SunPower’s technology added solar power and imaging detector products and process technologies to Cypress’ existing portfolio and allowed Cypress to provide more comprehensive products and pursue an expanded market opportunity. These opportunities were the significant contributing factors to the establishment of the purchase price, resulting in the recognition of goodwill. Goodwill is not amortized but is tested for impairment on an annual basis or whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.

SunPower Corporation

Notes to Consolidated Financial Statements—(Continued)

Investment by Cypress in 2004:

In connection with the 2004 transaction, Cypress invested $23.2 million, which was on or around the time that the A-300 solar cell project had reached technological feasibility. The purchase price paid by Cypress was based on arms-length negotiations and paid in Cypress shares, which were valued based on their market price. Cypress recorded $17.3 million of purchased technology, $3.8 million of patents and $2.1 million of trademarks and other intangible assets.

Purchased technology of $17.3 million is comprised of design and process technologies for the imaging detector and solar technologies. The fair value attributed to purchased technology was determined using the income approach method, which was based on a discounted forecast of the estimated net future cash flows to be generated from the acquired imaging detector and solar technologies. A discount rate of 20% was used for the valuation of the imaging detector technology, compared to a 27% discount rate for the solar technology. The fair value of purchased technology is being amortized on a straight-line basis over 3 to 4 years for the imaging detector technology, and over 5 to 6 years for the solar technology.

The fair value of patents was determined using the royalty savings approach method, which calculated the present value of the royalty savings related to the intangible assets using a royalty rate of 4% and a discount rate of 27%. The fair value of patents are being amortized over their estimated useful life of 6 years on a straight-line basis.

The fair value of trademarks and other was determined using the royalty savings approach method, which calculated the present value of the royalty savings related to the intangible assets using a royalty rate of 0.5% and a discount rate of 27%. The fair value of trademarks is being amortized over its estimated useful life of 2 to 6 years on a straight-line basis.

No in-process research and development projects existed as of the acquisition date in November 2004. The A-300 solar cell project was considered purchased technology because the technology had been validated, and the manufacturing process was being completed to ramp up volume production in fiscal 2005.

The following presents details of the intangible assets, reflected on the Company’s balance sheets (in thousands):

	Gross	Accumulated Amortization	Net
As of December 31, 2005
Purchased Technology	$18,139	$(3,999)	$14,140
Patents	3,811	(749)	3,062
Trademarks and other	2,066	(529)	1,537

	$24,016	$(5,277)	$18,739

	Gross	Accumulated Amortization	Net
As of December 31, 2004
Purchased Technology	$18,139	$(445)	$17,694
Patents	3,811	(75)	3,736
Trademarks and other	2,066	(53)	2,013

	$24,016	$(573)	$23,443

SunPower Corporation

Notes to Consolidated Financial Statements—(Continued)

Amortization of all purchased intangible assets, which is included in Cost of revenue in the accompanying Consolidated Statements of Operations, was $573,000 and $4.7 million, for the period November 9, 2004 to December 31, 2004 and for the year ended December 31, 2005, respectively. Estimated future amortization of all intangible assets as of December 31, 2005 is as follows (in thousands):

2006	$4,690
2007	4,493
2008	3,873
2009	3,590
2010	2,093

$18,739

Note 3. Transactions with Cypress

Purchases of Imaging and Infrared Detector Products from Cypress

The Company purchases wafers from Cypress at intercompany prices which are consistent with Cypress’ internal transfer pricing methodology. For the fiscal year ended December 31, 2003, purchases of products from Cypress were not significant. Wafer purchases totaled $256,000, $471,000, and $5.3 million for the period from January 1, 2004 through November 8, 2004, the period from November 9, 2004 through December 31, 2004 and for the fiscal year ended December 31, 2005, respectively.

Manufacturing Services in Texas

The Company originally made its imaging and infrared detector and solar power products at its Sunnyvale, California facility. In May 2002, the Company installed certain tenant improvements to build a pilot wafer fabrication line for a newly designed solar cell in a Cypress facility located in Texas. The Company then paid pro rata costs for materials and Cypress personnel to operate the facility which made the Company’s pre-commercial production solar cells until the Philippines facility came on line in November 2004. In late 2004, the Company moved its imaging and infrared detector production lines to the Cypress Texas facility and continues to pay the costs of materials and Cypress personnel to operate the facility. The Company has paid the following amounts to Cypress for products produced and manufacturing services performed under this manufacturing service arrangement: $2.5 million, $40,000, and $129,000 for the period January 1, 2004 to November 8, 2004; for the period November 9, 2004 to December 31, 2004; and for the fiscal year ended December 31, 2005, respectively.

Administrative Services Provided by Cypress

Cypress has seconded employees and consultants to the Company for different time periods for which the Company pays their fully-burdened compensation. In addition, Cypress personnel render services to the Company to assist with administrative functions such as centralized legal, tax, treasury, information technology, employee benefits and other Cypress corporate services and infrastructure. Cypress bills the Company for a portion of the Cypress employees’ fully-burdened compensation. In the case of the Philippines subsidiary, which entered into a services agreement for such secondments and other consulting services in January 2005, the Company pays the fully burdened compensation plus 10%. The amounts that the Company has recorded as general and administrative expenses in the accompanying statements of operations for these services was approximately $1.7 million, $1.3 million, $171,000 and $2.3 million for the fiscal year ended December 31, 2003, the period from January 1, 2004 to November 8, 2004; the period from November 9, 2004 to December 31, 2004; and for the fiscal year ended December 31, 2005, respectively.

SunPower Corporation

Notes to Consolidated Financial Statements—(Continued)

Leased Facility in the Philippines

In 2003, the Company and Cypress reached an understanding that the Company would build out and occupy a building owned by Cypress for its wafer fabrication facility in the Philippines. As of December 31, 2005, the Company has a rental agreement with Cypress for this facility which expires in 2021 and contains an option to purchase the facility from Cypress at any time at Cypress’ original purchase price of approximately $8.0 million, plus interest computed on a variable index starting on the date of purchase by Cypress until the sale to the Company (see Note 6). Rental expense paid to Cypress for this building was $141,000, $235,000, $40,000, and $274,000 during the fiscal year ended December 31, 2003; for the period January 1, 2004 to November 8, 2004; for the period November 9, 2004 to December 31, 2004; and for the fiscal year ended December 31, 2005, respectively.

2005 Separation and Service Agreements

On October 6, 2005, SunPower entered into a series of separation and services agreements with Cypress. Among these agreements are a master separation agreement, a sublease of the land and a lease for the building in the Philippines (see above); a three-year wafer manufacturing agreement for detector products at inter-company pricing; a three-year master transition services agreement under which Cypress would allow SunPower to continue to utilize services provided by Cypress such as corporate accounting, legal, tax, information technology, human resources and treasury administration at Cypress’ cost; an asset lease under which Cypress will lease certain manufacturing assets from SunPower; an employee matters agreement under which the Company’s employees would be allowed to continue to participate in certain Cypress health insurance and other employee benefits plans; an indemnification and insurance matters agreement; an investor rights agreement; and a tax sharing agreement. All of these agreements, except the tax sharing agreement and the manufacturing asset lease agreement, became effective at the time of completion of the Company’s initial public offering in November 2005.

Master Separation Agreement

The Company entered into a master separation agreement containing the framework with respect to the Company’s separation from Cypress. The master separation agreement provides for the execution of various ancillary agreements that further specify the terms of the separation.

Philippine Lease Agreement

The Company has entered into an agreement with Cypress that relates to the Company’s manufacturing facility in the Philippines. The Philippine lease term runs through July 2021. Under the lease, the Company will pay Cypress at a rate equal to the cost to Cypress for that facility (including taxes, insurance, repairs and improvements) until the earlier of 10 years or a change in control of the company occurs, which includes such time as Cypress ceases to own at least a majority of the aggregate number of shares of all classes of the Company’s common stock then outstanding. Thereafter, the Company will pay market rate rent for the facility. The Company will have the right to purchase the facility from Cypress at any time at Cypress’ original purchase price plus interest computed on a variable index starting on the date of purchase by Cypress until the sale to the Company, unless such purchase option is exercised after a change of control of the company, then the purchase price shall be at a market rate, as reasonably determined by Cypress. The lease agreement also contains certain indemnification and exculpation provisions by the Company for the benefit of Cypress as lessor.

Wafer Manufacturing Agreement

The Company has entered into an agreement with Cypress to continue to make infrared and imaging detector products for the Company at prices consistent with the then current Cypress transfer pricing, which is

SunPower Corporation

Notes to Consolidated Financial Statements—(Continued)

equal to the forecasted cost to Cypress to manufacture the wafers, for the earlier of the next three years or until a change in control of the company occurs, which includes until such time as Cypress ceases to own at least a majority of the aggregate number of shares of all classes of the Company common stock then outstanding, after which a new supply agreement may be negotiated or the Company and Cypress will negotiate a reasonable winding-up procedure. In addition, the Company may use other Cypress fabs for development work on a cost per activity basis.

The Company will indemnify Cypress for any liabilities that arise only to the extent that they are based on claims of infringement based on the Company’s design specifications that the Company submits to Cypress for the manufacture of the Company’s products. Cypress will indemnify the Company for liabilities that arise only to the extent that they are based on claims that the manufacturing, assembling, product testing or packaging process that Cypress uses for the Company’s products infringes or violates upon the intellectual property rights of third parties or Cypress’ unauthorized use of the Company’s design specifications or proprietary information.

Master Transition Services Agreement

The Company has also entered into a master transition services agreement which would govern the provisions of services to us by Cypress, such as: financial services; human resources; legal matters; training programs; and information technology.

For a period of three years following the Company’s November 2005 initial public offering of 8.8 million shares of class A common stock (“IPO”) or earlier if a change of control of the Company occurs, Cypress would provide these services and the Company would pay Cypress for services provided to the Company, at Cypress’ cost (which, for purposes of the master transition services agreement, will mean an appropriate allocation of Cypress’ full salary and benefits costs associated with such individuals as well as any out-of-pocket expenses that Cypress incurs in connection with providing the Company with those services) or at the rate negotiated with Cypress. Cypress will have the ability to deny requests for services under this agreement if, among other things, the provisions of such services creates a conflict of interest, causes an adverse consequence to Cypress, requires Cypress to retain additional employees or other resources or the provision of such services become impracticable as a result or cause outside of the control of Cypress. In addition, Cypress will incur no liability in connection with the provision of these services. The master transition services agreement also contains certain indemnification provisions by the Company for the benefit of Cypress.

Lease for Manufacturing Assets

In 2005 the Company entered into a lease with Cypress under which Cypress will lease from the Company certain manufacturing assets owned by the Company and located in Cypress’ Texas manufacturing facility. The term of the lease is 27 months and it expires on December 31, 2007. Under this lease, Cypress is reimbursing the Company’s cost of approximately $0.7 million of the net book value of the assets divided over the life of the leasehold improvements.

Employee Matters Agreement

The Company entered into an employee matters agreement with Cypress to allocate assets, liabilities and responsibilities relating to its current and former U.S. and international employees and its participation in the employee benefits plans that Cypress currently sponsors and maintains.

The Company’s eligible employees generally will remain able to participate in Cypress’ benefit plans, as they may change from time to time. The Company will be responsible for all liabilities incurred with respect to

SunPower Corporation

Notes to Consolidated Financial Statements—(Continued)

the Cypress plans by the Company as a participating company in such plans. The Company intends to have its own benefit plans established by the time its employees no longer are eligible to participate in Cypress’ benefit plans. Once the Company has established its own benefit plans, the Company will have the ability to modify or terminate each plan in accordance with the terms of those plans and our policies. It is the Company’s intent that employees not receive duplicate benefits as a result of participation in its benefit plans and the corresponding Cypress benefit plans.

All of the Company’s eligible employees will be able to continue to participate in Cypress’ health plans, life insurance and other benefit plans as they may change from time to time, until the earliest of, (1) a change of control of the Company occurs, which includes such time as Cypress ceases to own at least a majority of the aggregate number of shares of all classes of our common stock then outstanding, (2) such time as the Company’s status as a participating company under the Cypress plans is not permitted by a Cypress plan or by applicable law, (3) such time as Cypress determines in its reasonable judgment that its status as a participating company under the Cypress plans has or will adversely affect Cypress, or its employees, directors, officers, agents, affiliates or its representatives, or (4) such earlier date as the Company and Cypress mutually agree. However, to avoid redundant benefits, the Company’s employees will generally be precluded from participating in Cypress’ stock option plans and stock purchase plans.

With respect to the Cypress 401(k) Plan, the Company will be obligated to establish its own 401(k) Plan within 90 days of separation from Cypress, and Cypress will transfer all accounts in the Cypress 401(k) Plan held by the Company’s employees to our 401(k) Plan.

Employees who are eligible to participate in Cypress’ stock option plans will retain that eligibility until the earliest of (1) a change of control of the company occurs, which includes such time as Cypress ceases to own at least a majority of the aggregate number of shares of all classes of our common stock then outstanding, (2) such time as the Company’s status as a participating company under the Cypress plans is not permitted by a Cypress plan or by an applicable law or (3) such time as Cypress determines in its reasonable judgment that its status as a participating company under the Cypress plans has or will adversely affect Cypress, or its employees, directors, officers, agents, affiliates or its representatives. Upon the occurrence of such an event, each of the Company’s employees will be deemed terminated from Cypress employment for purposes of the Cypress stock option plans and each outstanding option will be treated in accordance with that employee’s stock option agreement with Cypress.

In accordance with discretion provided to Cypress under the terms of its stock purchase plan, Cypress has removed the Company as a subsidiary designated for participation in offering periods under its stock purchase plan that began on July 1, 2005. This means that the Company’s employees are not eligible to participate in offering periods under the Cypress stock purchase plan.

Indemnification and Insurance Matters Agreement

The Company will indemnify Cypress and its affiliates, agents, successors and assigns from all liabilities arising from environmental conditions: existing on, under, about or in the vicinity of any of the Company’s facilities, or arising out of operations occurring at any of the Company’s facilities, including our Sunnyvale, California facilities, whether prior to or after the separation; existing on, under, about or in the vicinity of the Philippines facility which the Company occupies, or arising out of operations occurring at such facility, whether prior to or after the separation, to the extent that those liabilities were caused by the Company; arising out of hazardous materials found on, under or about any landfill, waste, storage, transfer or recycling site and resulting from hazardous materials stored, treated, recycled, disposed or otherwise handled by any of the Company’s operations or the Company’s Sunnyvale, California and Philippines facility prior to the separation; and arising out of the construction activity conducted by or on behalf of us at Cypress’ Texas facility.

SunPower Corporation

Notes to Consolidated Financial Statements—(Continued)

The indemnification and insurance matters agreement and the master transition services agreement also contains provisions governing the Company’s insurance coverage, which shall be under the Cypress insurance policies (other than our directors and officers insurance, for which we intend to obtain our own separate policy) until the earliest of (1) a change of control of the Company occurs, which includes such time as Cypress ceases to own at least a majority of the aggregate number of shares of all classes of the Company’s common stock then outstanding, (2) the date on which Cypress’ insurance carriers do not permit the Company to remain on Cypress policies, (3) the date on which Cypress’ cost of insurance under any particular insurance policy increases, directly or indirectly, due to our inclusion or participation in such policy, (4) the date on which our coverage under the Cypress policies causes a real or potential conflict of interest or hardship for Cypress, as determined solely by Cypress or (5) the date on which Cypress and the Company mutually agree to terminate this arrangement. Prior to that time, Cypress will maintain insurance policies on the Company’s behalf, and the Company shall reimburse Cypress for expenses related to insurance coverage during this period. We will work with Cypress to secure additional insurance if desired and cost effective.

Investor Rights Agreement

The Company has entered into an investor rights agreement with Cypress providing for specified (1) registration and other rights relating to the Company’s shares of the Company’s common stock, (2) information and inspection rights, (3) coordination of auditing practices and (4) approval rights with respect to certain transactions.

Tax Sharing Agreement

The Company has entered into a tax sharing agreement with Cypress providing for each of the party’s obligations concerning various tax liabilities. The tax sharing agreement is structured such that Cypress will pay all federal, state, local and foreign taxes that are calculated on a consolidated or combined basis (while we are a member of Cypress’ consolidated or combined group pursuant to federal, state, local and foreign tax law). The Company’s portion of such tax liability or benefit will be determined based upon our separate return tax liability as defined under the tax sharing agreement. Such liability or benefit will be based on a pro forma calculation as if the Company were filing a separate income tax return in each jurisdiction, rather than on a combined or consolidated basis with Cypress subject to adjustments as set forth in the tax sharing agreement.

After the date the Company ceases to be a member of Cypress’ consolidated, combined or unitary group for federal or state income tax purposes, as and to the extent that the Company becomes entitled to utilize on the Company’s separate tax returns portions of those credit or loss carryforwards existing as of such date, the Company will distribute to Cypress the tax effect, estimated to be 40%, of the amount of such tax loss carryforwards so utilized, and the amount of any credit carryforwards so utilized. The Company will distribute these amounts to Cypress in cash or in the Company’s shares, at the Company’s option. As of December 31, 2005, the Company has approximately $36.5 million of federal net operating loss carryforwards and approximately $4.8 million of California net operating loss carryforwards meaning that such potential future payments to Cypress, which would be made over a period of several years, would therefore aggregate between $15.0 million and $16.0 million.

The Company will continue to be jointly and severally liable for tax liability as governed under federal, state and local law as a member of the Cypress consolidated or combined group. Accordingly, although the tax sharing agreement allocates tax liabilities between Cypress and all its consolidated subsidiaries, for any period in which the Company is included in Cypress’ consolidated group, the Company could be liable in the event that any federal tax liability was incurred, but not discharged, by any other member of the group.

SunPower Corporation

Notes to Consolidated Financial Statements—(Continued)

If Cypress distributes the Company’s class B common stock to Cypress stockholders in a transaction intended to qualify as a tax-free distribution under Section 355 of the Code, Cypress intends to obtain an opinion of counsel and/or a ruling from the Internal Revenue Service to the effect that such distribution qualifies under Section 355 of the Code. Despite such an opinion or ruling, however, the distribution may nonetheless be taxable to Cypress under Section 355(e) of the Code if 50% or more of the Company’s voting power or economic value is acquired as part of a plan or series of related transactions that includes the distribution of the Company’s stock. The tax sharing agreement includes the Company’s obligation to indemnify Cypress for any liability incurred as a result of issuances or dispositions of the Company’s stock after the distribution, other than liability attributable to certain dispositions of the Company’s stock by Cypress, that cause Cypress’ distribution of shares of the Company’s stock to its stockholders to be taxable to Cypress under Section 355(e) of the Code.

The tax sharing agreement further provides for cooperation with respect to tax matters, the exchange of information and the retention of records which may affect the income tax liability of either party. Disputes arising between Cypress and us relating to matters covered by the tax sharing agreement are subject to resolution through specific dispute resolution provisions contained in the agreement.

Note 4. Balance Sheet Components

Inventories consisted of the following (in thousands):

	December 31, 2004	December 31 2005
Raw material	$3,085	$6,214
Work-in-process	894	351
Finished goods	437	6,582

	$4,416	$13,147

Property and equipment consisted of the following (in thousands):

	December 31, 2004	December 31, 2005
Manufacturing equipment	$31,441	$60,807
Computer equipment	1,033	1,738
Furniture and fixtures	124	124
Leasehold improvements	12,991	24,372
Construction-in-process (manufacturing facility in the Philippines)	6,242	33,684

	51,831	120,725
Less: Accumulated depreciation and amortization	(4,282)	(10,166)

	$47,549	$110,559

Total depreciation expense was $1.3 million, $1.6 million, $0.6 million and $7.1 million for the fiscal year ended December 31, 2003; for the period from January 1, 2004 to November 8, 2004; for the period from November 9, 2004 to December 31, 2004; and for the fiscal year ended December 31, 2005, respectively.

During the first quarter of fiscal 2005, the Company recorded charges to research and development of $0.5 million related to the write-down of property and equipment that were removed from operations. These assets consisted primarily of manufacturing and test equipment that was decommissioned in a pilot wafer fab located in

SunPower Corporation

Notes to Consolidated Financial Statements—(Continued)

Cypress’ manufacturing facility in Texas. As management has committed to plans to dispose of these assets by sale, the Company classified the assets as held for sale and recorded the assets at the lower of their carrying amount or fair value less costs to sell. The valuation of the assets was based on management’s estimates and consideration of various factors including outside appraisals. The Company completed the disposal of the restructured assets by the end of fiscal 2005.

Accrued liabilities consisted of the following (in thousands):

	December 31, 2004	December 31, 2005
Foreign exchange derivative liability	$3,973	$49
Employee compensation and employee benefits	673	1,173
Warranty reserve	180	574
Other	2,546	2,745

	$7,372	$4,541

Note 5. Income Taxes

U.S. and non U.S. components of loss before income taxes consist of the following (in thousands):

	Predecessor Company		Successor Company
	Year Ended December 31, 2003	January 1, 2004 Through November 8, 2004	November 9, 2004 Through December 31, 2004	Year Ended December 31, 2005

U.S. loss	$(12,810)	$(7,351)	$(2,278)	$(14,675)
Non U.S. loss	(1,735)	(15,951)	(3,331)	(1,118)

Loss before income tax provision	$(14,545)	$(23,302)	$(5,609)	$(15,793)

The tax provision differs from the amounts obtained by applying the statutory U.S. federal tax rate to loss before taxes as shown below:

	Predecessor Company		Successor Company
	Year Ended December 31, 2003	January 1, 2004 Through November 8, 2004	November 9, 2004 Through December 31, 2004	Year Ended December 31, 2005

Statutory rate	35%	35%	35%	35%
Tax at U.S. statutory rate	$(5,091)	$(8,156)	$(1,963)	$(5,528)
Foreign losses with no tax benefit	607	5,583	1,166	459
Benefit of net operating losses not recognized	4,484	2,573	797	4,617
Non-deductible stock option compensation expense	—	—	—	502

Total	$—	$—	$—	$50

SunPower Corporation

Notes to Consolidated Financial Statements—(Continued)

Temporary differences and carryforwards, which give rise to significant portions of deferred tax assets and liabilities, are as follows (in thousands):

	December 31, 2004	December 31, 2005
Deferred tax assets:
Net operating loss carryforwards	$9,153	$13,056
Research and development credit and California manufacturing credit carryforwards	2,005	1,447
Reserves and accruals	1,992	894
Capitalized research and development expenses	864	1,023

Total deferred tax asset	14,014	16,420
Valuation allowance	(5,049)	(9,278)

Total deferred tax asset, net of valuation allowance	8,965	7,142

Deferred tax liabilities:
Intangible assets	(8,965)	(7,142)
Other	—	(336)

Total deferred tax liabilities	(8,965)	(7,478)

Net deferred tax liability	$—	$(336)

The Company had federal net operating loss carryforwards of approximately $36.5 million as of December 31, 2005, which may be applied to future taxable income until these benefits begin to expire in 2011 through 2025. The Company had California net operating loss carryforwards of approximately $4.8 million as of December 31, 2005, which may be applied to future taxable income until these benefits begin to expire in 2006 through 2013. The Company has research and development credit carryforwards of approximately $0.9 million for federal and approximately $0.9 million for state tax purposes.

Statement of Financial Accounting Standard 109, Accounting for Income Taxes, (“SFAS 109”) requires a valuation allowance to reduce the deferred tax assets be reported if, based on the weight of the evidence, management cannot conclude that it is more likely than not that some portion or all of the deferred tax assets will be realized. Due the Company’s history of losses and accumulated deficit, the Company has recorded a full valuation allowance on the deferred tax asset.

The Company’s ability to utilize the net operating loss carryforwards is dependent upon the Company being able to generate taxable income in future periods and may be limited due to restrictions imposed on utilization of net operating loss and credit carryforwards under Federal and state laws upon a change in ownership, such as the transaction with Cypress.

The Company is subject to a tax holiday in the Philippines, where it manufactures its products. This tax holiday is scheduled to expire in 2010, unless extended. As of yet, no tax benefit has been realized from the income tax holiday due to operating losses incurred in the Philippines.

SunPower Corporation

Notes to Consolidated Financial Statements—(Continued)

Note 6. Commitments and Contingencies

Operating Lease Commitments

The Company leases its Sunnyvale, California facility under a non-cancelable operating lease, which expires on May 31, 2006. The lease also requires the Company to pay property taxes, insurance and certain other costs. The Company also leases its wafer fabrication facility in the Philippines from Cypress, which expires in July 2021 (see Note 3). Also, during December 2005, the Company entered into a 15-year operating lease for an additional building in the Philippines. Future minimum obligations under all non-cancelable operating leases as of December 31, 2005 are as follows (in thousands):

2006	$578
2007	458
2008	438
2009	438
2010	411
Thereafter	2,680

Total	$5,003

Rent expense, including the rent paid to Cypress for the wafer fabrication facility in the Philippines (see Note 3), was $0.7 million, $0.7 million, $0.1 million, and $0.6 million for the fiscal years ended December 31, 2003; for the period from January 1, 2004 to November 8, 2004; for the period from November 9, 2004 to December 31, 2004; and for the year ended December 31, 2005, respectively.

Purchase Commitments

The Company purchases raw materials for inventory, services and manufacturing equipment from a variety of vendors. During the normal course of business, in order to manage manufacturing lead times and help assure adequate supply, the Company enters into agreements with contract manufacturers and suppliers that either allow them to procure goods and services based upon specifications defined by the Company, or that establish parameters defining the Company’s requirements. In certain instances, these agreements allow the Company the option to cancel, reschedule or adjust the Company’s requirements based on its business needs prior to firm orders being placed. Consequently, only a portion of the Company’s recorded purchase commitments arising from these agreements are firm, non-cancelable and unconditional commitments. As of December 31, 2005, the Company estimated it had approximately $25.1 million firm, non-cancelable and unconditional commitments.

Product Warranties

The following summarized activity within accrued warranty (in thousands):

	December 31, 2004	December 31, 2005
Balance at the beginning of the period	$—	$180
Accruals for warranties issued during the period	180	411
Settlements made during the period (in cash or in kind)	—	(17)

Balance at the end of the period	$180	$574

SunPower Corporation

Notes to Consolidated Financial Statements—(Continued)

Indemnifications

The Company is a party to a variety of agreements pursuant to which it may be obligated to indemnify the other party with respect to certain matters. Typically, these obligations arise in connection with contracts and license agreements or the sale of assets, under which the Company customarily agrees to hold the other party harmless against losses arising from a breach of warranties, representations and covenants related to such matters as title to assets sold, negligent acts, damage to property, validity of certain intellectual property rights, non- infringement of third-party rights, and certain tax related matters. In each of these circumstances, payment by the Company is typically subject to the other party making a claim to and cooperating with the Company pursuant to the procedures specified in the particular contract. This usually allows the Company to challenge the other party’s claims or, in case of breach of intellectual property representations or covenants, to control the defense or settlement of any third-party claims brought against the other party. Further, the Company’s obligations under these agreements may be limited in terms of activity (typically to replace or correct the products or terminate the agreement with a refund to the other party), duration and/or amounts. In some instances, the Company may have recourse against third parties and/or insurance covering certain payments made by the Company.

Legal Matters

From time to time the Company is a party to litigation matters and claims that are normal in the course of its operations. While the Company believes that the ultimate outcome of these matters will not have a material adverse effect on the Company, the outcome of these matters is not determinable and negative outcomes may adversely affect the Company’s financial position, liquidity or results of operations.

Subsequent Event

In January 2006, the Company made a cash deposit with a vendor of polysilicon. Under this arrangement, the vendor will sell the Company a total of 45.0 million euros (approximately $53.3 million) of polysilicon in fixed annual quantities and at fixed euro prices over a ten-year period beginning in fiscal 2008.

In March 2006, the Company entered into a five-year supply agreement with a supplier of polysilicon. This agreement requires the vendor to supply the Company with fixed annual quantities of polysilicon ingots at fixed prices. The aggregate purchase price of the polysilicon ingots to be provided under this agreement is $55.0 million through December 29, 2010.

Note 7. Foreign Currency Derivatives

The Company has non-U.S. subsidiaries that operate and sell the Company’s products in various global markets, primarily in Europe. As a result, the Company is exposed to risks associated with changes in foreign currency exchange rates. It is the Company’s policy to use various hedge instruments to manage the exposures associated with purchases of foreign sourced equipment, net asset or liability positions of its subsidiaries and forecasted revenues and expenses. The Company does not enter into foreign currency derivative financial instruments for speculative or trading purposes.

There were no hedging activities for the fiscal year ended December 31, 2003. As of December 31, 2004 and 2005, the Company’s hedge instruments consisted entirely of forward exchange contracts. The Company calculates the fair value of its forward contracts based on spot rates and interest differentials from published sources.

In accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” the Company accounts for its hedges of forecasted foreign currency revenues as cash flow hedges and hedges of firmly committed purchase contracts denominated in foreign currency as fair value hedges.

SunPower Corporation

Notes to Consolidated Financial Statements—(Continued)

Cash Flow Hedges: Hedges of forecasted foreign currency denominated revenues are designated as cash flow hedges and changes in fair value of the effective portion of hedge contracts are recorded in accumulated other comprehensive income (loss) in stockholders’ equity (deficit) in the Consolidated Balance Sheets. Amounts deferred in accumulated other comprehensive income (loss) are reclassified into the Consolidated Statement of Operations in the periods in which the hedged exposure impacts earnings. The effective portion of unrealized gains (losses) recorded in accumulated other comprehensive income (loss), net of tax was a $(2.4) million loss and a $2.8 million gain for the period from November 9, 2004 to December 31, 2004 and for the fiscal year ended December 31, 2005, respectively. As of December 31, 2004 and 2005, the Company had outstanding cash flow hedge forward contracts with an aggregate notional value of $34.0 million and $31.2 million, respectively, and outstanding fair value hedge forward contracts with an aggregate notional value of $0 and $3.1 million, respectively. The maturity dates of the outstanding contracts ranged from January 2006 to October 2006.

Fair Value Hedges: On occasion, the Company commits to purchase equipment in foreign currency, predominantly Euros. When these purchases are hedged and qualify as firm commitments under SFAS No. 133, they are designated as fair value hedges and changes in the fair value of the firm commitment derivative contract are recognized in the Consolidated Statement of Operations. Under fair value hedge treatment, the changes in the firm commitment on a spot to spot basis are recorded in Property and equipment, net in the Consolidated Balance Sheet and in Other income (expense), net in the Consolidated Statement of Operations.

Both cash flow hedges and fair value hedges are tested for effectiveness each period on a spot to spot basis using the dollar-offset method. Both the excluded time value and any ineffectiveness, which were not significant for all periods, are recorded in Other income and (expense), net.

In addition, the Company began hedging the net balance sheet effect of Euro denominated assets and liabilities in 2005. The Company records its hedges of foreign currency denominated monetary assets and liabilities at fair value with the related gains or losses recorded in Other income and (expense), net. The gains or losses on these contracts are substantially offset by transaction gains or losses on the underlying balances being hedged. As of December 31, 2005, the Company held forward contracts with an aggregate notional value of $26.6 million to hedge the risks associated with Euro foreign currency denominated assets and liabilities.

Note 8. Customer Advances

From time to time, the Company enters into agreements where customers make advances for future purchases of solar power products. In general, the Company pays no interest on the advances and applies the advances as shipments of product occur.

In April 2005, the Company entered into an agreement with one of its customers to supply solar cells. As part of this agreement, the customer agreed to fund expansion of the Company’s manufacturing capacity to support this customer’s solar cell product demand. Beginning on January 1, 2006, the Company is obligated to pay interest on the remaining unpaid balance. The Company’s settlement of principal on the advances is to be recognized over product deliveries at a specified rate on a per-unit-of-product-delivered basis through December 31, 2010. As of December 31, 2005, the Company received total advances of 30 million Euros (approximately $35.5 million) of which $7.1 million has been classified in current portion of customer advances and $28.4 million in long term customer advances in the accompanying consolidated balance sheet, based on projected product shipment dates. As of December 31, 2005, the Company has utilized all funds as advanced by this customer towards expansion of the Company’s manufacturing capacity.

The Company has also entered into agreements with other customers who have made advances for solar products. These advances will be applied as shipments of product occur. As of December 31, 2005 such customers had made advances of $2.2 million against which shipments of $0.3 million had been made.

SunPower Corporation

Notes to Consolidated Financial Statements—(Continued)

Note 9. Debt

$25.0 Million Revolving Credit Facility

In December 2005 the Company entered into a $25.0 million three-year revolving credit facility (the “Facility”) with affiliates of Credit Suisse First Boston and Lehman Brothers. The Facility is collateralized by substantially all assets, including the stock of the Company’s foreign subsidiaries. Borrowings under the Facility are subject to customary conditions as well as, (1) with respect to the first $10.0 million drawn on the facility, maintenance of cash collateral to the extent of amounts borrowed (excluding amounts borrowed), and (2) with respect to the remaining $15.0 million of the Facility, satisfaction of a coverage test which is based on a ratio of cash flow to capital expenditures. The Facility contains customary covenants and defaults including limitations on dividends, incurrence of indebtedness and liens, and mergers and acquisitions. Borrowings outstanding under the Facility bear interest at a rate of the greater of the prime rate or the federal funds rate for U.S. dollar draws, or LIBOR plus 1% for Euro dollar draws on the first $10.0 million of borrowings and the greater of the prime rate plus 2% or federal funds rate plus 2% for US dollar draws, or LIBOR plus 3% for Euro dollar draws on any borrowings over $10.0 million. To date there have been no borrowings under the Facility.

Related-Party Subordinated Convertible Promissory Notes

In connection with the sale of series one preferred stock in May 2002, the convertible promissory notes held by non-Cypress investors were amended into subordinated convertible promissory notes, convertible into common stock. These notes were initially issued to certain investors of the Company. The principal balance of these notes was $1.9 million (along with accrued interest) and was convertible into 1.7 million shares of common stock. These notes bore interest at a rate of 3.21% annually and accrued interest until either the outstanding principal was paid in full or was converted in full. As a result of the November 9, 2004 merger transaction with Cypress, these notes were converted into 1.7 million shares of common stock in accordance with the terms of the Second Amended and Restated Articles of Incorporation. Furthermore, as part of the same transaction, in accordance with the terms of the Agreement and Plan of Reorganization entered into by the Company and Cypress, these common shares were retired.

Borrowings from Cypress

From the period February 2003 through June 30, 2005, the Company borrowed a total of $71.8 million from Cypress in the form of Promissory Notes, Senior Convertible Promissory Notes, and Promissory Notes issued under a Line of Credit Agreement. Amounts outstanding are as follows (in thousands):

	December 31, 2004	December 31, 2005
Promissory note (February 2003)	$1,683	$—
Unsecured senior convertible promissory notes, including accrued interest of $72,000 in 2004	3,672	—
Promissory notes (March 2004), including accrued interest of $803,000 in 2004	24,803	—
Promissory notes issued under line of credit, including accrued interest of $2.5 million in 2004	31,740	—
Discount representing the relative fair value of warrants issued	(9,201)	—

	52,697	—
Less: Current portion	(31,024)	—

Long-term debt, net of current portion	$21,673	$—

SunPower Corporation

Notes to Consolidated Financial Statements—(Continued)

Promissory Note (February 2003)

In February 2003, the Company entered into a $2.5 million promissory note agreement with Cypress. This note bore interest at 7%, and was due in 60 equal monthly payments of $50,000, representing principal and interest. Amounts outstanding at December 31, 2003 and 2004 were $2.1 million and $1.7 million respectively. In connection with the issuance of this note, the Company granted a warrant to Cypress to purchase 178,571 shares of its common stock with an exercise price of $0.14 per share (see Note 10).

In March 2005, the entire principal balance and related interest was converted into class A common stock as part of the $58 million common stock issuance to Cypress (see Note 10).

Unsecured Senior Convertible Promissory Notes

In accordance with the Note Purchase and Line of Credit Agreement signed in May 2002, Cypress funded the Company $400,000 per month from April 2003 through December 2003. In connection with this agreement, the Company issued to Cypress a warrant to purchase 16 million shares of series two preferred stock with an exercise price of $1.00 per share. This warrant expired unexercised in January 2004 (see Note 10). As of December 31, 2003 and 2004, the Company had borrowed a total of $3.6 million at interest rates between 1.21% and 1.68% based on the date of the note. These notes continued to accrue interest until the outstanding principal and interest was settled in March 2005.

In March 2005, the entire principal balance and related interest was converted into class A common stock as part of the $58 million common stock issuance to Cypress (see Note 10).

Promissory Notes (March 2004)

From March 2004 to June 2005, Cypress loaned the Company an aggregate of $36.5 million pursuant to 10 demand promissory notes. These notes bore interest at 7%. In connection with the issuance of those notes, the Company issued warrants to Cypress to purchase 1,500,000 shares of its common stock with an exercise price of $0.14 per share (see Note 10).

In March 2005, the entire principal balance and related interest was converted into class A common stock as part of the $58 million common stock issuance to Cypress (see Note 10).

Line of Credit Agreement

The Company entered into a $30.0 million Note Purchase and Line of Credit Agreement with Cypress in May 2002, which was subsequently amended in May 2004. From May 2002 to June 2005, Cypress loaned the Company an aggregate of $29.2 million. Amounts outstanding under the line of credit agreement required monthly interest payments at an annualized rate of 7%. Based on the terms of the agreement, principal was to be paid in 60 equal monthly installments beginning June 2007 through May 2012. Amounts outstanding at December 31, 2003, 2004 and December 31, 2005 were $23.7 million, $31.7 million and $0, respectively. In connection with loans made under the line of credit agreement, the Company issued warrants to Cypress to purchase 2,142,858 shares of common with an exercise price of $0.14 per share (see Note 10).

In March 2005, $6.9 million of principal and interest was converted into class A common stock as part of the $58 million common stock issuance to Cypress (see Note 10).

In July 2005, the remaining principal balance and related interest was converted into class A common stock as part of the July 2005 common stock issuance to Cypress. In addition, Cypress amended the terms of the line of

SunPower Corporation

Notes to Consolidated Financial Statements—(Continued)

credit agreement such that it expired contemporaneous with the closing of the Company’s initial public offering of common stock in November 2005.

Total interest expense related to all borrowings from Cypress (including interest expense attributed to the relative fair value of the warrants that were issued to Cypress in connection with these loans and amortized using the effective interest method) totaled $1.5 million, $3.8 million, $1.0 million and $3.2 million for the fiscal year ended December 31, 2003; the period from January 1, 2004 to November 8, 2004; for the period November 9, 2004 to December 31, 2004; and for the year ended December 31, 2005, respectively.

Note 10. Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)

At December 31, 2005, the Company was authorized to issue up to 375.0 million shares of $0.001 par value common stock and 10.0 million shares of $0.001 par value preferred stock.

Redeemable Convertible Preferred Stock.

At December 31, 2004, the Company’s redeemable convertible preferred stock consisted of two series designated as series one and series two preferred stock, both of which were wholly owned by Cypress. In connection with the Company’s initial public offering of common stock in November 2005 all redeemable convertible preferred stock was converted into shares of class B common stock.

Redeemable convertible preferred stock consisted of the following as of December 31, 2003, 2004 and 2005 (in thousands except share data):

	Predecessor Company	Successor Company
	December 31, 2003	December 31, 2004	December 31, 2005
Series One
Authorized—17,650,000 shares at December 31, 2003, 14,297,593 shares at December 31, 2004 and 0 shares at December 31, 2005
Outstanding—14,308,099 shares at December 31, 2003 and 12,915,060 shares at December 31, 2004 and 0 at December 31, 2005
Liquidation preference of $9,821 at December 31, 2003 and $8,865 at December 31, 2004 and 0 at December 31, 2005	$9,366	$8,552	$—
Series Two
Authorized—16,000,000 shares at December 31, 2003 and 32,000,000 shares at December 31, 2004 and 0 at December 31, 2005
Outstanding—None at December 31, 2003, 2004 and 2005
Liquidation preference of $0 at December 31, 2005	—	—	—

	$9,366	$8,552	$—

Common Stock

Until November 8, 2004, there was only one class of common stock. After the merger on November 9, 2004, three classes of common stock were authorized for issuance, classes A, B and C common stock. On

SunPower Corporation

Notes to Consolidated Financial Statements—(Continued)

September 30, 2005, SunPower amended and restated its Articles of Incorporation to change from a three class common stock structure to a two class common stock (class A and class B) structure, with the series one and two preferred stock convertible into class B common stock. The two new classes of common stock have substantially similar rights except as to voting, conversion and protective provisions.

In addition, the amendment authorized the following shares: (i) 375,000,000 shares of common stock, comprised of 217,500,000 shares of class A common stock and 157,500,000 shares of class B common stock, and (ii) 65,000,000 shares of preferred stock, comprised of 12,915,060 shares of series one preferred stock, 32,000,000 shares of series two preferred stock, and 20,084,940 shares of undesignated preferred stock.

On September 30, 2005, SunPower entered into an exchange agreement with Cypress in which Cypress exchanged all of its outstanding shares of class A common stock for an equal number of shares of class B common stock.

On November 10, 2005, the Company filed with the Delaware Secretary of State a certificate of merger to merge into its wholly owned subsidiary and thereby reincorporate in Delaware. The Company is now incorporated in the state of Delaware. In addition, on November 10, 2005 the Company filed an amendment to the Company’s certificate of incorporation to effect a 2-for-1 reverse stock split of the Company’s outstanding and authorized shares of common stock following the Company’s reincorporation in Delaware. The conversion rate of the series one and two preferred stock into class B common stock was adjusted to be one share of class B common stock for every two shares of preferred stock. All information related to common stock and options and warrants to purchase common stock and earnings per share included in the accompanying consolidated financial statements has been retroactively adjusted to give effect to the reverse stock split and the reincorporation of the Company in Delaware.

At December 31, 2003 and on November 8, 2004, immediately prior to the merger, all shares of common stock were held by non-Cypress shareholders. At November 9, 2004, immediately after the merger, no common stock was outstanding while on December 31, 2005, a majority of the common shares were owned by Cypress.

In March 2005, the Company issued to Cypress 17,575,757 shares of its class A common stock at a price of $3.30 per share, the consideration for which was $7.1 million cash and the cancellation by Cypress of $50.9 million of promissory notes and related interest held by Cypress (see Note 9). Accordingly, the net amount of $47.4 million comprising of the $50.9 million debt less the unamortized discount of $3.5 million was credited to equity. These shares were converted to Class B common stock on September 30, 2005.

In July 2005, SunPower issued 12,000,000 shares of class A common stock to Cypress at a price of $7.00 per share the consideration for which was $20.2 million cash, the cancellation by Cypress of $25.1 million promissory notes and related interest held by Cypress, the cancellation of payables to Cypress of $14.7 million and the cancellation of warrants to purchase 3.8 million shares of SunPower class A common stock held by Cypress at an exercise price of $0.14 per share. The Company also reduced the net carrying value of the associated unamortized debt discount of $4.2 million, which was reflected in equity as part of this conversion of related-party debt into class A common stock. As a result, the net impact to equity for the issuance of common stock upon cancellation of the related-party debt was approximately $21.0 million. These shares were converted into Class B common stock on September 30, 2005.

In November 2005, SunPower issued 8,825,000 shares of Class A common stock in the Company’s Initial Public Offering at a price of $18.00 per share. In addition the Company issued 22,457,530 shares of Class B common stock to Cypress to convert Cypress’ Series One and Series Two Redeemable Convertible Preferred Stock.

SunPower Corporation

Notes to Consolidated Financial Statements—(Continued)

On December 31, 2003, there were 4,172,926 shares of common stock outstanding. Common stock consisted of the following as of December 31, 2004 and December 31, 2005 (in thousands, except per share data).

	December 31, 2004	December 31, 2005
Class A common stock, $0.001 par value; 42,500,000 shares authorized at December 31, 2004; and 217,500,000 shares authorized at December 31, 2005; 1,901 shares issued and outstanding at December 31, 2004, 9,059,197 shares issued and outstanding at December 31, 2005	$—	$9
Class B common stock, $0.001 par value; 16,000,000 shares authorized at December 31, 2004; and 157,500,000 shares authorized at December 31, 2005; no shares issued and outstanding at December 31, 2004, and 52,033,287 shares issued and outstanding at December 31, 2005	—	52
Class C common stock, $0.001 par value per share; 16,000,000 shares authorized at December 31, 2004; and no shares authorized at December 31, 2005; no shares issued and outstanding at December 31, 2004 and December 31, 2005	—	—

Total common stock	$—	$61

As of December 31, 2005, the voting and dividend rights of the common stock were as follows:

Voting Rights—Common Stock

The class A common stock is entitled to one vote per share while the class B common stock is entitled to eight votes per share on all matters to be voted on by the Company’s stockholders. The class B common stock is initially held by Cypress, is convertible at any time into class A common stock by its holder on a share for share basis, and so converts automatically when transferred by Cypress other than transfers to its subsidiaries or tax-free distributions to its stockholders or when Cypress, its successors in interest and subsidiaries collectively own less than 40% of the shares of all classes of Company common stock prior to effecting a tax-free distribution to Cypress stockholders.

Dividends—Common Stock

When and if declared by the board of directors, and subject to the preferences applicable to any preferred stock outstanding, the holders of class A and class B common stock are entitled to receive equal per share dividends. In the case of a dividend or distribution payable in the form of common stock, each holder of class A and class B is only entitled to receive the class of stock that they hold.

SunPower Corporation

Notes to Consolidated Financial Statements—(Continued)

Preferred and Common Stock Warrants

The following table summarizes information about warrants outstanding:

	Preferred Stock Warrants		Common Stock Warrants
	Series Two Shares	Exercise Price	Shares	Exercise Price
Outstanding as of December 31, 2003 (Predecessor Company)	16,000,000	$1.00	822,219	$0.12
Warrants granted	—	—	3,642,858	0.14
Warrants exercised	—	—	(631,721)	0.12
Warrants canceled	(16,000,000)	(1.00)	(11,927)	0.12

Outstanding as of November 8, 2004 (Predecessor Company)	—	—	3,821,429	0.14
Warrants granted	—	—	—	—
Warrants exercised	—	—	—	—
Warrants canceled	—	—	—	—

Outstanding as of December 31, 2004 (Successor Company)	—	—	3,821,429	0.14

Warrants granted	—	—	—	—
Warrants exercised	—	—	—	—
Warrants canceled	—	—	(3,821,429)	0.14

Outstanding as of December 31, 2005 (Successor Company)	—	$—	—	$—

In connection with the issuance of series one preferred stock in May 2002, the Company entered into a Note Purchase and Line of Credit Agreement with Cypress and issued a warrant to Cypress to purchase up to 16 million shares of series two preferred stock at an exercise price of $1.00 per share expiring on December 31, 2003. The fair value of the warrant was estimated to be $1.0 million on the date of grant using the Black-Scholes pricing model with the following assumptions: no dividend yield, risk-free interest rate of 3.17%, volatility of 85% and an expected term of 1.6 years. By December 31, 2003, the Company had fully amortized the value of these warrants to interest expense using the effective interest method. Approximately $0.6 million was amortized to interest expense during fiscal 2003. In December 2003, Cypress was granted a five week extension to exercise the warrant, thereby extending the expiration date from December 2003 to January 2004. However, the warrant expired unexercised in January 2004.

In February 2003, in connection with the issuance of the $2.5 million promissory note to Cypress maturing in March 2008 (see Note 9), the Company granted a warrant to Cypress to purchase 178,571 shares of its common stock with an exercise price of $0.14 per share and a term of ten years. The fair value of the warrant was estimated on the date of grant using the Black-Scholes pricing model with the following assumptions: no dividend yield; risk-free rate of 3.95%; volatility of 85% and expected life of five years. The Company recorded the relative fair value of this warrant of $80,000 as a discount to debt. The fair value of the warrant was amortized to interest expense over the original term of the note (60 months) using the effective interest method. During the year ended December 31, 2003; the period from January 1, 2004 to November 8, 2004; the period November 9, 2004 to December 31, 2004; and the year ended December 31, 2005 $13,000, $10,000, $3,000 and $7,000 of the amount relating to the warrants was amortized to interest expense, respectively. The net unamortized discount of approximately $47,000 was reflected in equity as part of the conversion of this related-party debt into common stock in March 2005 (see Note 9).

SunPower Corporation

Notes to Consolidated Financial Statements—(Continued)

In connection with the November 9, 2004 merger transaction with Cypress, holders of warrants, other than Cypress, were required as a condition to the merger to exercise their warrants so that they held common stock immediately prior to the merger. As a result, warrants to purchase 631,721 shares of common stock were exercised and 11,927 were cancelled, prior to the merger.

In May 2004, the Company signed an amended note purchase and line of credit agreement, finalizing the terms of a $30.0 million loan from Cypress which required principal payments between June 2007 and May 2012. In November 2005 this facility was canceled. In connection with the issuance of this line of credit, (originally signed in May 2002), the Company granted warrants to purchase 2,142,857 shares of its common stock with an exercise price of $0.14 per share and a term of ten years. The fair value of the warrants was estimated on the date of grant using the Black-Scholes pricing model with the following assumptions: no dividend yield; risk free rate of 2.63%; volatility of 81.15% and expected life of three years. The Company recorded the relative fair value of these warrants of $6.6 million as a discount to the debt. The relative fair value of the warrant is being amortized to interest expense over the original term of the note using the effective interest method. During the period from January 1, 2004 to November 8, 2004, the period November 9, 2004 to December 31, 2004 and the year ended December 31, 2005, $939,000, $306,000 and $1.2 million of the amount relating to the warrants was amortized to interest expense, respectively. The remaining $4.2 million of the unamortized discount was reflected in equity as part of the conversion of the related-party debt into common stock completed in July 2005.

From March 2004 through June 2005, Cypress loaned the Company $36.5 million for operations and equipment financing. These loans were demand loans bearing interest at 7%. In conjunction with the issuance of these loans, the Company granted warrants to Cypress to purchase 1,500,000 shares of its common stock with an exercise price of $0.14 per share and a term of ten years. The relative fair value of the warrants was estimated on the date of grant using the Black-Scholes pricing model with the following assumptions: no dividend yield; risk free rate of 1.86%-3.10%; volatility of 81.15% and expected life of three years. The Company recorded the fair value of these warrants of $4.4 million as a discount to debt. The fair value of the warrant was amortized to interest expense using the effective interest method. During the period from January 1, 2004 to November 8, 2004, the period November 9, 2004 to December 31, 2004 and the year ended December 31, 2005, $416,000, $215,000 and $297,000 of the amount relating to the warrants was amortized to interest expense, respectively. The remaining $3.5 million of the unamortized discount was reflected in equity as part of the conversion of this related-party debt into common stock in March 2005 (see Note 9).

Stock Option Program

The Board of Directors has approved the 1988 Incentive Stock Plan (the “1988 Plan”) the 1996 Incentive Stock Plan (the “1996 Plan”) and the 2005 Incentive Stock Plan (the “2005 Plan”). Under the terms of the plans, the Company may issue incentive or non-statutory stock options or stock purchase rights to employees and consultants to purchase common stock. The 2005 Plan replaced the 1988 Plan and the 1996 Plan (“Prior Plans”), which became effective on November 22, 2005. The 2005 Plan allows not only for the grant of options like the Prior Plans, but also for the grant of stock appreciation rights, restricted stock grants, and other equity rights. The aggregate number of Company shares authorized for issuance as awards under the 2005 Plan shall not exceed 396,735 shares (i) minus the aggregate number of shares subject to options granted under the Prior Plans between August 12, 2005 and the Effective Date, (ii) plus any shares subject to options granted under the Prior Plans which lapse or otherwise terminate prior to being exercised subsequent to August 12, 2005, and (iii) plus any of the 105,000 shares subject to non-plan options granted during 2004 that lapse or otherwise terminate prior to being exercised subsequent to August 12, 2005.

SunPower Corporation

Notes to Consolidated Financial Statements—(Continued)

As of December 31, 2005, the Company had approximately 62,000 shares available under the 2005 Plan for grant and no shares available under the 1988 Plan or the 1996 Plan. The Company has also granted 114,000 options to employees and consultants outside of the 1988, 1996 and 2005 Plans.

Incentive stock options may be granted at no less than the fair value of the common stock on the date of grant. Nonqualified stock options and stock purchase rights may be granted at no less than 85% of the fair value of the common stock at the date of grant. The options and rights become exercisable when and as determined by the Board of Directors, although these terms are generally not to exceed ten years for stock options and six months for stock purchase rights. In December 2005, the Company granted 15,000 shares of restricted stock to an employee. The options and restricted stock typically vest over five years with a one year cliff and monthly vesting thereafter.

The Company’s stock option activity is presented in the following table (in thousands, except per share data):

	Predecessor Company				Successor Company
	Year Ended December 31, 2003		Period From January 1, 2004 through November 8, 2004		Period From November 9, 2004 through December 31, 2004		Year Ended December 31, 2005
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Options outstanding at
Beginning	517	$0.58	1,745	$0.50	3,644	$2.12	4,285	$2.30
Granted	1,360	0.50	2,205	3.20	644	3.30	2,581	4.98
Canceled	(112)	0.56	(28)	1.18	(1)	0.60	(77)	1.91
Exercised	(20)	0.40	(278)	0.54	(2)	0.64	(217)	0.82

Options outstanding at end of period	1,745	$0.50	3,644	$2.12	4,285	$2.30	6,572	$3.41

Options exercisable at end of period	310	$0.54	599	$0.94	662	$0.96	1,781	$2.30

SunPower Corporation

Notes to Consolidated Financial Statements—(Continued)

The following table summarizes information about stock options outstanding as of December 31, 2005 (in thousands, expect per share data):

Options Outstanding			Options Exercisable
Number Outstanding	Weighted Average Remaining Contractual Life (in Years)	Exercise Price	Number Exercisable	Exercise Price
56	3.08	$0.30	40	$0.30
1,046	7.35	0.50	467	0.50
171	4.87	0.66	162	0.66
50	8.05	2.00	19	2.00
5	8.46	2.50	5	2.50
4,520	8.85	3.30	1,076	3.30
116	9.35	4.30	—	4.30
315	9.54	7.00	—	7.00
115	9.70	9.50	7	9.50
111	9.83	10.80	—	10.80
19	7.27	17.00	5	17.00
48	9.57	29.02	—	29.02

6,572		$3.41	1,781	$2.30

Options Issued to Non-Employees

For the period from January 1, 2004 to November 8, 2004, the period from November 9, 2004 to December 31, 2004 and the year ended December 31, 2005, the Company granted options to consultants to purchase 105,000, zero and 23,000 options to purchase common stock, respectively, with weighted average exercise prices of $2.00, $0, and $9.26 per share, respectively. The fair value of options granted to consultants was estimated using the Black-Scholes model resulting in stock-based compensation expense of $131,000, $25,000, and $1,556,000 for the period from January 1, 2004 to November 8, 2004, the period from November 9, 2004 to December 31, 2004, and the fiscal year ended December 31, 2005, respectively.

Shares Reserved for Future Issuance

The Company had shares of common stock reserved for future issuance as follows (in thousands):

	December 31, 2004	December 31, 2005
Convertible preferred stock	12,915	—
Common stock warrants	3,822	—
Stock option plans	6,866	6,649

	23,603	6,649

Other Employee Benefit Plans

The Company has a statutory pension plan covering its employees in the Philippines. The aggregate costs and outstanding liability of this pension plan was not material to the Company’s consolidated operating results or financial position for any period presented.

SunPower Corporation

Notes to Consolidated Financial Statements—(Continued)

Certain employees and officers of the Company participate in several Cypress sponsored employee benefit plans such as the Cypress Executive Deferred Compensation Plan. In addition certain employees and officers of the Company have options to purchase common stock of Cypress, some of which continue to vest until Cypress ceases to own at least 50% of total combined voting power of all classes of the Company’s capital stock.

All of our eligible employees will be able to continue to participate in Cypress’ health plans, life insurance and other benefit plans (other than the stock plans and stock purchase plans), as they may change from time to time, until the earliest of, (1) a change of control of us occurs, which includes such time as Cypress ceases to own at least a majority of the aggregate number of shares of all classes of our common stock then outstanding, (2) such time as our status as a participating company under the Cypress plans is not permitted by a Cypress plan or by applicable law, (3) such time as Cypress determines in its reasonable judgment that our status as a participating company under the Cypress plans has or will adversely affect Cypress, or its employees, directors, officers, agents, affiliates or its representatives, or (4) such earlier date as we and Cypress mutually agree.

2005 Stock Unit Plan

On September 23, 2005, the Company adopted the 2005 Stock Unit Plan in which all of the Company’s employees except its executive officers and directors are eligible to participate, although the Company currently intends to limit participation to those of its non-US employees who are not senior managers. Under this plan, the Company’s board of directors awards participants the right to receive cash payments from the Company in an amount equal to the appreciation in the Company’s stock between the award date and the date the employee redeems the award. The right to redeem the award typically vests in the same manner as options vest under the 2005 Incentive Stock Plan. As of December 31, 2005, the Company has granted 42,000 units to approximately 400 of its employees in the Philippines at an average unit price of $17.97. A maximum of 100,000 stock units may be subject to stock unit awards granted under this plan. For the year ended December 31, 2005, charges associated with the 2005 Stock Unit Plan were $5,000. On March 1, 2006, the Company issued 18,650 units to its employees in the Philippines in exchange for options to purchase 18,650 shares of common stock that had a weighted average exercise price per share of $4.67.

Note 11. Segment and Geographical Information

The Company operates in one industry segment comprising the design, manufacture and sale of solar electric power products, or solar power products, imaging and infrared detectors based on its proprietary processes and technologies. The following tables present net revenue and long-lived asset information based on geographic region. Revenue is based on the destination of the shipments. Long-lived assets, which consist of net property and equipment, are based on the physical location of the assets (dollars in thousands):

	Predecessor Company		Successor Company
	Year Ended December 31, 2003	January 1, 2004 Through November 8, 2004	November 9, 2004 Through December 31, 2004	Year Ended December 31, 2005

Revenue by geography
United States	71%	80%	17%	30%
Europe	6%	3%	64%	67%
Asia	23%	16%	15%	2%
Others	—	1%	4%	1%

SunPower Corporation

Notes to Consolidated Financial Statements—(Continued)

	Predecessor Company		Successor Company
	Year Ended December 31, 2003	January 1, 2004 Through November 8, 2004	November 9, 2004 Through December 31, 2004	Year Ended December 31, 2005
Significant customers
A	*	*	19%	45%
B	12%	*	*	*
C	27%	44%	*	*
D	16%	14%	*	*
E	*	*	50%	16%
F	*	*	*	10%

*	denotes less than 10% during the period

	Predecessor Company		Successor Company
	Year Ended December 31, 2003	January 1, 2004 Through November 8, 2004	November 9, 2004 Through December 31, 2004	Year Ended December 31, 2005
Revenue by product
Solar power products	4%	5%	86%	85%
Imaging and infrared detectors and other	96%	95%	14%	15%

	100%	100%	100%	100%

	December 31, 2004	December 31, 2005
Long-lived assets by geography
United States	$7,682	$5,632
Philippines	38,084	104,627
Denmark	1,634	—
China	149	300

	$47,549	$110,559

UNAUDITED QUARTERLY FINANCIAL DATA

	Three Months Ended
	March 31, 2005	June 30, 2005	September 30, 2005	December 31, 2005
	(In thousands)
Revenues	$11,092	$16,400	$21,903	$29,341
Gross margin (deficit)	$(2,001)	$(1,185)	$2,950	$4,621
Net loss	$(7,237)	$(6,336)	$(1,630)	$(640)

	Predecessor Company				Successor Company
	Three Months Ended			Period from October 1, 2004 to November 8, 2004	Period from November 9, 2004 to December 31, 2004
	March 31, 2004	June 30, 2004	September 30, 2004
	(In thousands)
Revenues	$1,589	$2,054	$2,502	$685	$4,055
Gross margin (deficit)	$228	$(100)	$(690)	$(2,105)	$(2,024)
Net loss	$(4,909)	$(6,220)	$(7,428)	$(4,745)	$(5,609)

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

ITEM 9A. CONTROLS AND PROCEDURES

We maintain “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgement in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

During the fourth quarter of fiscal 2005, the quarter in which our IPO took place, we did not timely file a Current Report on Form 8-K disclosing the adoption of our 2006 key employee bonus plan, nor did we file a Current Report on Form 8-K disclosing our entrance into a supply agreement with PowerLight Corporation and its affiliates. In response to this specific situation, we have implemented an additional review process that will further strengthen our disclosure controls and procedures. We believe that the changes implemented provide reasonable assurance that information required to be disclosed under the Securities Exchange Act are recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

Based on their evaluation as of the end of the period covered by this Annual Report on Form 10-K and subject to the foregoing, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective.

During the period from when we became an SEC registrant in November 2005 through December 31, 2005, there were no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting. We are not currently required to comply with Section 404 (Management Assessment of Internal Controls) of the Sarbanes-Oxley Act of 2002, because we are not yet an accelerated filer. However, we are currently in the process of reviewing our policies and procedures on internal controls over financial reporting in anticipation of the requirement to comply with Section 404 of the Sarbanes-Oxley Act of 2002 for the fiscal year ending on December 31, 2006.

ITEM 9B. OTHER INFORMATION

None.

PART III

Certain information required by Part III is omitted from this Annual Report on Form 10-K. We intend to file a Proxy Statement pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, and certain information included therein is incorporated herein by reference.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this item concerning our directors is incorporated by reference from the information set forth in the sections titled “Proposal One—Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our Proxy Statement. The information required by this item concerning our executive officers is incorporated by reference to the information set forth in the section titled “Executive Officers of the Registrant” in our Proxy Statement.

The information required by this item concerning our audit committee financial expert is incorporated by reference from the information set forth in the section titled “Board Structure and Compensation” in our Proxy Statement.

We have adopted a code of ethics that applies to all of our directors, officers and employees. We have made the code of ethics available, free of charge, on our website at www.sunpowercorp.com.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item concerning executive compensation is incorporated by reference from the information set forth in the section titled “Executive Compensation” in our Proxy Statement. The information required by this item concerning compensation of directors is incorporated by reference from the information set forth in the section titled “Compensation of Directors” in our Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item regarding security ownership of certain beneficial owners, directors and executive officers is incorporated by reference from the information set forth in the section titled “Security Ownership of Certain Beneficial Owners and Management” in our Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information required by this item regarding transactions with certain persons is incorporated by reference from the information set forth in the section titled “Certain Relationships and Related Transactions” in our Proxy Statement.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated by reference from the information set forth in the sections titled “Report of the Audit Committee of the Board of Directors” and “Proposal Two—Ratification of the Selection of Independent Registered Public Accounting Firm” in our Proxy Statement.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as a part of this Annual Report on Form 10-K:

1. Financial Statements:

The consolidated financial statements of the Company as set forth under Item 8 are filed as part of the Form 10-K.

2. Financial Statement Schedules:

All financial statement schedules are omitted as the required information is inapplicable or the information is presented in the Consolidated Financial Statements or Notes to Consolidated Financial Statements under Item 8 of this Annual Report on Form 10-K.

3. Exhibits:

See (b) below.

(b) Exhibits:

EXHIBIT INDEX

Exhibit Number	Description

3.(i)1	Articles of Incorporation of the Registrant, prior to reincorporation.

3.(i)2	Form of Restated Certificate of Incorporation of the Registrant, to be filed upon the closing of the offering to which this Registration Statement relates.

3.(ii)1	Bylaws of the Registrant, prior to reincorporation.

3.(ii)2	Form of Amended and Restated Bylaws of the Registrant, to be effective upon the closing of the offering to which this Registration Statement relates.

4.1	Specimen Class A Common Stock Certificate.

10.1	Form of Indemnification Agreement between the Registrant and its officers and directors.

10.2	1988 Incentive Stock Plan and form of agreements thereunder.

10.3	1996 Stock Plan and form of agreements thereunder.

10.4	Form of Amended and Restated 2005 Stock Incentive Plan and form of agreements thereunder.

10.5	Industrial Lease, dated March 28, 2000, between the Registrant and The Irvine Company.

10.6	First Amendment, dated January 20, 2005, to Lease, dated March 28, 2000, between the Registrant and The Irvine Company.

10.7	Contract of Lease, dated January 1, 2003, between SunPower Philippines Manufacturing Limited-Phil. Branch and Cypress Manufacturing Ltd.-Phil. Branch.

10.8	Offer Letter dated May 22, 2003 between the Registrant and Thomas H. Werner.

10.9	Offer Letter dated January 14, 2005, between the Registrant and PM Pai.

10.10	Offer Letter dated April 1, 2005, between the Registrant and Emmanuel Hernandez.

10.11	Offer Letter dated January 1, 1990, between Registrant and Dr. Richard Swanson.

Exhibit Number	Description

10.12	Master Separation Agreement dated October 6, 2005 between the Registrant and Cypress Semiconductor Corporation.

10.13	Indemnification and Insurance Matters Agreement dated October 6, 2005 between the Registrant and Cypress Semiconductor Corporation.

10.14	Investor Rights Agreement dated October 6, 2005 between the Registrant and Cypress Semiconductor Corporation.

10.15	Employee Matters Agreement dated October 6, 2005 between the Registrant and Cypress Semiconductor Corporation.

10.16	Tax Sharing Agreement dated October 6, 2005 between the Registrant and Cypress Semiconductor Corporation.

10.17	Master Transition Services Agreement dated October 6, 2005 between the Registrant and Cypress Semiconductor Corporation.

10.18	Wafer Manufacturing Agreement dated October 6, 2005 between the Registrant and Cypress Semiconductor Corporation.

10.19	Contract of Lease dated October 6, 2005 between the Registrant and Cypress Semiconductor Corporation.

10.20	Note Purchase and Line of Credit Agreement dated May 30, 2002, held by Cypress Semiconductor Corporation.

10.21	Amendment No. 1 to Note Purchase and Line of Credit Agreement dated May 25, 2004.

10.22	Supply Agreement, dated August 23, 2005, between the Registrant and Wacker-Chemie GmbH.

10.23	Amended and Restated Supply Agreement, made as of April 14, 2005, revised as of November 10, 2005, between the Registrant and Solon AG fur Solartechnik.

10.24	Supply Agreement, dated April 17, 2004, between the Registrant and Conergy AG, and Appendixes thereto.

10.25	SunPower Philippines Manufacturing Ltd. Terms and Conditions with M. Setek Co., Ltd.

10.26	Services agreement dated January 1, 2005 by and between Cypress Semiconductor Philippines Headquarters Ltd. Regional Operating Headquarters and SunPower Philippines Manufacturing Limited.

10.27	Asset Lease dated October 28, 2005 by and between SunPower Corporation and Cypress Semiconductor Corporation.

10.28	SunPower Corporation 2005 Stock Unit Plan.

10.29*	SunPower 2006 Key Employee Bonus Plan.

10.30**	Credit Agreement dated December 2, 2005 among the Registrant, the several banks and other financial institutions or entities from time to time parties to thereto and Credit Suisse, Cayman Islands Branch, as administrative agent.

10.30**	Guarantee and Collateral Agreement dated December 2, 2005 among the Registrant, the other grantors referred to therein and Credit Suisse, Cayman Islands Branch, as administrative agent.

10.31*†	Amendment to Supply Agreement between the Registrant and Conergy AG on December 22, 2005, which amended the Supply Agreement between such parties dated April 17, 2004.

Exhibit Number	Description

10.32*†	Photovoltaic Module Master Supply Agreement between the Registrant and PowerLight Corporation, PowerLight Systems, AG, and their respective subsidiaries and Affiliates dated September 27, 2005.

21.1*	List of Subsidiaries.

23.1*	Consent of Independent Registered Public Accounting Firm.

31.1*	Certification by Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a).

31.2*	Certification by Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a).

32.1*	Certification Furnished Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibits marked with a single asterisk (*) are filed herewith.

Exhibits marked with a double asterisk (**) are incorporated by reference to exhibits to the Registrant’s Current Report on Form 8-K filed with the SEC on December 8, 2005.

Exhibits that are not marked with a single or double asterisk are incorporated by reference to exhibits to the Registrant’s Registration Statement on Form S-1, File No. 333-127854.

A cross (†) indicates that confidential treatment has been requested for portions of the marked Exhibits.

(c) Financial Statement Schedules:

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

SUNPOWER CORPORATION

Dated: March 22, 2006	By:	/s/ EMMANUEL T. HERNANDEZ

Emmanuel T. Hernandez
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ THOMAS H. WERNER Thomas H. Werner	Chief Executive Officer and Director (Principal Executive Officer)	March 22, 2006

/s/ EMMANUEL T. HERNANDEZ Emmanuel T. Hernandez	Chief Financial Officer (Principal Financial and Accounting Officer)	March 22, 2006

/s/ T.J. RODGERS T.J. Rodgers	Chairman of the Board of Directors	March 22, 2006

/s/ W. STEVE ALBRECHT W. Steve Albrecht	Director	March 22, 2006

/s/ BETSY S. ATKINS Betsy S. Atkins	Director	March 22, 2006

/s/ PATRICK WOOD Patrick Wood	Director	March 22, 2006

EXHIBIT INDEX

Exhibit Number	Description

3.(i)1	Articles of Incorporation of the Registrant, prior to reincorporation.

3.(i)2	Form of Restated Certificate of Incorporation of the Registrant, to be filed upon the closing of the offering to which this Registration Statement relates.

3.(ii)1	Bylaws of the Registrant, prior to reincorporation.

3.(ii)2	Form of Amended and Restated Bylaws of the Registrant, to be effective upon the closing of the offering to which this Registration Statement relates.

4.1	Specimen Class A Common Stock Certificate.

10.1	Form of Indemnification Agreement between the Registrant and its officers and directors.

10.2	1988 Incentive Stock Plan and form of agreements thereunder.

10.3	1996 Stock Plan and form of agreements thereunder.

10.4	Form of Amended and Restated 2005 Stock Incentive Plan and form of agreements thereunder.

10.5	Industrial Lease, dated March 28, 2000, between the Registrant and The Irvine Company.

10.6	First Amendment, dated January 20, 2005, to Lease, dated March 28, 2000, between the Registrant and The Irvine Company.

10.7	Contract of Lease, dated January 1, 2003, between SunPower Philippines Manufacturing Limited-Phil. Branch and Cypress Manufacturing Ltd.-Phil. Branch.

10.8	Offer Letter dated May 22, 2003 between the Registrant and Thomas H. Werner.

10.9	Offer Letter dated January 14, 2005, between the Registrant and PM Pai.

10.10	Offer Letter dated April 1, 2005, between the Registrant and Emmanuel Hernandez.

10.11	Offer Letter dated January 1, 1990, between Registrant and Dr. Richard Swanson.

10.12	Master Separation Agreement dated October 6, 2005 between the Registrant and Cypress Semiconductor Corporation.

10.13	Indemnification and Insurance Matters Agreement dated October 6, 2005 between the Registrant and Cypress Semiconductor Corporation.

10.14	Investor Rights Agreement dated October 6, 2005 between the Registrant and Cypress Semiconductor Corporation.

10.15	Employee Matters Agreement dated October 6, 2005 between the Registrant and Cypress Semiconductor Corporation.

10.16	Tax Sharing Agreement dated October 6, 2005 between the Registrant and Cypress Semiconductor Corporation.

10.17	Master Transition Services Agreement dated October 6, 2005 between the Registrant and Cypress Semiconductor Corporation.

10.18	Wafer Manufacturing Agreement dated October 6, 2005 between the Registrant and Cypress Semiconductor Corporation.

10.19	Contract of Lease dated October 6, 2005 between the Registrant and Cypress Semiconductor Corporation.

10.20	Note Purchase and Line of Credit Agreement dated May 30, 2002, held by Cypress Semiconductor Corporation.

Exhibit Number	Description

10.21	Amendment No. 1 to Note Purchase and Line of Credit Agreement dated May 25, 2004.

10.22	Supply Agreement, dated August 23, 2005, between the Registrant and Wacker-Chemie GmbH.

10.23	Amended and Restated Supply Agreement, made as of April 14, 2005, revised as of November 10, 2005, between the Registrant and Solon AG fur Solartechnik.

10.24	Supply Agreement, dated April 17, 2004, between the Registrant and Conergy AG, and Appendixes thereto.

10.25	SunPower Philippines Manufacturing Ltd. Terms and Conditions with M. Setek Co., Ltd.

10.26	Services agreement dated January 1, 2005 by and between Cypress Semiconductor Philippines Headquarters Ltd. Regional Operating Headquarters and SunPower Philippines Manufacturing Limited.

10.27	Asset Lease dated October 28, 2005 by and between SunPower Corporation and Cypress Semiconductor Corporation.

10.28	SunPower Corporation 2005 Stock Unit Plan.

10.29*	SunPower 2006 Key Employee Bonus Plan.

10.30**	Credit Agreement dated December 2, 2005 among the Registrant, the several banks and other financial institutions or entities from time to time parties to thereto and Credit Suisse, Cayman Islands Branch, as administrative agent.

10.30**	Guarantee and Collateral Agreement dated December 2, 2005 among the Registrant, the other grantors referred to therein and Credit Suisse, Cayman Islands Branch, as administrative agent.

10.31*†	Amendment to Supply Agreement between the Registrant and Conergy AG on December 22, 2005, which amended the Supply Agreement between such parties dated April 17, 2004.

10.32*†	Photovoltaic Module Master Supply Agreement between the Registrant and PowerLight Corporation, PowerLight Systems, AG, and their respective subsidiaries and Affiliates dated September 27, 2005.

21.1*	List of Subsidiaries.

23.1*	Consent of Independent Registered Public Accounting Firm.

31.1*	Certification by Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a).

31.2*	Certification by Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a).

32.1*	Certification Furnished Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibits marked with a single asterisk (*) are filed herewith.

Exhibits marked with a double asterisk (**) are incorporated by reference to exhibits to the Registrant’s Current Report on Form 8-K filed with the SEC on December 8, 2005.

Exhibits that are not marked with a single or double asterisk are incorporated by reference to exhibits to the Registrant’s Registration Statement on Form S-1, File No. 333-127854.

A cross (†) indicates that confidential treatment has been requested for portions of the marked Exhibits.