Form 10-Q
period 2006-04-02
SUNPOWER CORP
filed 2006-05-16
CIK 867773

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 2, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 000-51593

SunPower Corporation

(Exact name of registrant as specified in its charter)

Delaware	94-3008969
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3939 North First Street, San Jose, California 95134

(Address of principal executive offices and zip code)

(408) 240-5500

(Registrant’s telephone number, including area code)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The total number of outstanding shares of the registrant’s class A common stock as of May 12, 2006 was 9,297,501. The total number of outstanding shares of the registrant’s class B common stock as of May 12, 2006 was 52,033,287.

SunPower Corporation

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

SunPower Corporation

Condensed Consolidated Balance Sheets

(in thousands, except share data)

(unaudited)

	March 31, 2006	December 31, 2005
Assets
Current assets:
Cash and cash equivalents	$117,118	$143,592
Accounts receivable, net	31,975	25,498
Inventories	17,310	13,147
Prepaid expenses and other current assets	4,256	3,236

Total current assets	170,659	185,473
Property and equipment, net	127,486	110,559
Goodwill	2,883	2,883
Intangible assets, net	17,564	18,739
Advances to suppliers, net of current portion	12,441	—

Total assets	$331,033	$317,654

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$24,219	$14,194
Accounts payable to Cypress	2,823	2,533
Accrued liabilities	5,250	4,541
Current portion of customer advances	9,687	8,962

Total current liabilities	41,979	30,230
Deferred tax liability	—	336
Customer advance, net of current portion	29,141	28,438

Total liabilities	71,120	59,004

Commitments and contingencies (Note 11)
Stockholders’ Equity:
Preferred stock, $0.001 par value per share; 10,042,490 shares authorized; none issued and outstanding	—	—
Common stock: $0.001 par value; 375,000,000 shares authorized; 61,286,883 and 61,092,484 shares issued and outstanding at March 31, 2006 and December 31, 2005, respectively	61	61
Additional paid-in capital	318,501	316,617
Accumulated other comprehensive income (loss)	(371)	505
Accumulated deficit	(58,278)	(58,533)

Total stockholders’ equity	259,913	258,650

Total liabilities and stockholders’ equity	$331,033	$317,654

The accompanying notes are an integral part of these condensed consolidated financial statements.

SunPower Corporation

Condensed Consolidated Statements of Operations

(in thousands, except per share data)

(unaudited)

	Three Months Ended March 31,
	2006	2005
Revenue	$41,958	$11,092

Costs and expenses:
Cost of revenue	36,266	13,093
Research and development	1,996	1,667
Sales, general and administrative	4,381	1,800

Total costs and expenses	42,643	16,560

Operating loss	(685)	(5,468)
Interest income (expense)	834	(1,786)
Other income	137	17

Income (loss) before income tax provision	286	(7,237)
Income tax provision	31	—

Net income (loss)	$255	$(7,237)

Net income (loss) per share:
Basic	$0.00	$(2.07)
Diluted	$0.00	$(2.07)

Weighted-average shares:
Basic	61,126	3,500
Diluted	66,932	3,500

The accompanying notes are an integral part of these condensed consolidated financial statements.

SunPower Corporation

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2006	2005
Cash flows from operating activities
Net income (loss)	$255	$(7,237)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	3,327	1,522
Amortization of intangibles	1,175	1,176
Changes in foreign currency derivatives	(876)	1,271
Stock-based compensation	1,412	—
Impairment charge related to equipment	—	461
Interest expense related to warrants and notes payable	—	1,676
Changes in operating assets and liabilities:
Accounts receivable	(6,477)	(6,993)
Inventories	(4,101)	(4,011)
Prepaid expenses and other current assets	(1,020)	875
Advances to suppliers, net of current portion	(12,441)	—
Accounts payable	10,025	1,584
Accounts payable to Cypress	290	(5,355)
Accrued liabilities and deferred tax liabilities	373	(2,765)
Advances from customers	1,428	—

Net cash used in operating activities	(6,630)	(17,796)

Cash flows from investing activities
Purchase of property and equipment	(20,254)	(3,130)

Net cash used in investing activities	(20,254)	(3,130)

Cash flows from financing activities
Proceeds from debt obligations to Cypress	—	5,000
Proceeds from issuance of preferred stock, net of issuance costs	—	7,000
Proceeds from issuance of common stock to Cypress	—	7,084
Proceeds from exercise of stock options	410	15

Net cash provided by financing activities	410	19,099

Net decrease in cash and cash equivalents	(26,474)	(1,827)
Cash and cash equivalents at beginning of period	143,592	3,776

Cash and cash equivalents at end of period	$117,118	$1,949

The accompanying notes are an integral part of these condensed consolidated financial statements.

SunPower Corporation

Notes to Condensed Consolidated Financial Statements

Note 1. The Company and Basis of Presentation

The Company

SunPower Corporation (the “Company” or “SunPower”), a majority-owned subsidiary of Cypress Semiconductor Corporation (“Cypress”), was originally incorporated in the State of California on April 24, 1985. The Company was basically dormant until October 1988, when it was organized as a business venture to commercialize high-efficiency photovoltaic, or solar, cell technology. The Company designs, manufactures and sells solar electric power products based on its proprietary processes and technologies. In addition, the Company offers imaging detectors and infrared detectors based on its solar power technology.

On November 10, 2005, the Company reincorporated in Delaware and filed an amendment to its certificate of incorporation to effect a 2-for-1 reverse stock split of the Company’s outstanding and authorized shares of common stock. All share and per share figures presented herein have been adjusted to reflect the reverse stock split.

Cypress made a significant investment in the Company in 2002. On November 9, 2004, Cypress completed a reverse triangular merger with the Company in which all of the outstanding minority equity interest of SunPower was retired, effectively giving Cypress 100% ownership of all of our then outstanding shares of capital stock but leaving our unexercised warrants and options outstanding. After completion of the Company’s initial public offering in November 2005, Cypress holds, in the aggregate, 52,033,287 shares of class B common stock, representing approximately 85% of the Company’s total outstanding shares of common stock. Cypress also holds approximately 98% of the voting power of the Company’s total outstanding capital stock.

The financial statements include allocations of certain Cypress expenses, including centralized legal, tax, treasury, information technology, employee benefits and other Cypress corporate services and infrastructure costs. The expense allocations have been determined based on a method that Cypress and the Company considered to be reasonable reflections of the utilization of services provided or the benefit received by the Company. The financial information included herein may not be indicative of the consolidated financial position, operating results, and cash flows of the Company in the future, or what they would have been had the Company been a separate stand-alone entity during the periods presented. See Note 6 for additional information on the transactions with Cypress.

As of March 31, 2006, the Company has an accumulated deficit of $58.3 million and, with the exception of the three months ended March 31, 2006, has a history of operating losses. The Company is subject to a number of business risks, including, but not limited to, an industry-wide shortage of polysilicon, an essential raw material in the production of solar cells; limited suppliers for capital equipment; concentration of revenue among few customers; competition from other companies with a longer operating history and significantly greater financial resources; the dependency on a third-party subcontractor; the ability to obtain adequate financing to fund operating activities; dependence on key employees; and the ability to attract and retain additional qualified personnel.

Fiscal Year

The Company reports on a fiscal-year basis and ends its quarters on the Sunday closest to the end of the applicable calendar quarter, except in a 53-week fiscal year, in which case the additional week falls into the fourth quarter of that fiscal year. Both fiscal 2005 and 2006 consist of 52 weeks. The first quarter of fiscal 2006 ended on April 2, 2006 and the first quarter of fiscal 2005 ended on April 3, 2005. For presentation purposes only, the consolidated financial statements and notes refer to the calendar year end and month end of each respective period.

Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the Financial Statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, which the Company believes are necessary for a fair statement of the Company’s financial position as of March 31, 2006 and its results of operations for the three months ended March 31, 2006 and 2005, respectively. These condensed consolidated financial statements are not necessarily indicative of the results to be expected for the entire year.

Note 2. Balance Sheet Components

(In thousands)	March 31, 2006	December 31, 2005
Inventories:
Raw material	$7,419	$6,214
Work-in-process	423	351
Finished goods	9,468	6,582

	$17,310	$13,147

Property and equipment:
Manufacturing equipment	$90,849	$60,807
Computer equipment	2,087	1,738
Furniture and fixtures	124	124
Leasehold improvements	34,446	24,372
Construction-in-process (manufacturing facility in the Philippines)	13,473	33,684

	140,979	120,725
Less: Accumulated depreciation and amortization	(13,493)	(10,166)

	$127,486	$110,559

Intangible assets:
Purchased technology	$18,139	$18,139
Patents	3,811	3,811
Trademark and other	2,066	2,066

	24,016	24,016

Accumulated amortization of intangible assets:
Purchased technology	(4,886)	(3,999)
Patents	(939)	(749)
Trademark and other	(627)	(529)

	(6,452)	(5,277)

	$17,564	$18,739

The estimated future amortization expense related to intangible assets as of March 31, 2006 is as follows:
2006 (remaining nine months)	$3,515
2007	4,493
2008	3,873
2009	3,590
2010	2,093

	$17,564

Accrued liabilities:
Foreign exchange derivative liability	$896	$49
Employee compensation and employee benefits	1,004	1,173
Warranty reserve	642	574
Other	2,708	2,745

	$5,250	$4,541

Note 3. Net Income (Loss) per Share

Basic net income (loss) per share is computed using the weighted-average common shares outstanding. Diluted net income (loss) per share is computed using the weighted-average common shares outstanding plus any potentially dilutive securities outstanding during the period using the treasury stock method, except when their effect is anti-dilutive. In computing dilutive net income per share, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Dilutive securities include stock options, warrants and convertible preferred stock.

For the three months ended March 31, 2005, outstanding convertible preferred stock, stock options to purchase common stock and warrants to purchase preferred and common stock, were excluded from the calculation of diluted net loss per share as the Company was in a net loss position and their inclusion would have been anti-dilutive.

The following is a summary of all outstanding anti-dilutive potential common shares:

(In thousands)	As of March 31,
	2006	2005
Convertible preferred stock	—	22,458
Stock options	65	5,032
Common stock warrants	—	3,821

The following table sets forth the computation of basic and diluted weighted-average common shares:

	Three Months Ended March 31,
(In thousands)	2006	2005
Basic weighted-average common shares	61,126	3,500
Effect of dilutive securities:
Stock options	5,790	—
Restricted stock	16	—

Weighted-average common shares for diluted computation	66,932	3,500

Note 4. Comprehensive Income (Loss)

Comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Comprehensive income (loss) includes unrealized gains and losses on the Company’s available-for-sale investments and derivatives.

The components of comprehensive loss, net of tax, were as follows:

(In thousands)	Three Months Ended March 31,
	2006	2005
Net income (loss)	$255	$(7,237)
Unrealized gain (loss) on derivatives, net of tax	(876)	1,271

Total comprehensive loss	$(621)	$(5,966)

Note 5. Advances to Suppliers

In January 2006, the Company made a cash deposit of 10.5 million Euro (approximately $12.4 million) to a vendor of polysilicon. Under the terms of the related agreement, the vendor will sell the Company a total of 45.0 million Euros (approximately $53.3 million) of polysilicon in fixed annual quantities and at fixed prices over a ten-year period beginning in fiscal 2008.

Note 6. Transactions with Cypress

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

Administrative Services Provided by Cypress

Cypress has seconded employees and consultants to the Company for different time periods for which the Company pays their fully-burdened compensation. In addition, Cypress personnel render services to the Company to assist with administrative functions such as centralized legal, tax, treasury, information technology, employee benefits and other Cypress corporate services and infrastructure. Cypress bills the Company for a portion of the Cypress employees’ fully-burdened compensation. In the case of the Philippines subsidiary, which entered into a services agreement for such secondments and other consulting services in January 2005, the Company pays the fully burdened compensation plus 10%. Amounts paid for these services are recorded as general and administrative expenses in the accompanying statements of operations.

Leased Facility in the Philippines

In 2003, the Company and Cypress reached an understanding that the Company would build out and occupy a building owned by Cypress for its wafer fabrication facility in the Philippines. As of March 31, 2006, the Company has a rental agreement with Cypress for this facility which expires in 2021 and contains an option to purchase the facility from Cypress at any time at Cypress’ original purchase price of approximately $8.0 million, plus interest computed on a variable index starting on the date of purchase by Cypress until the sale to the Company.

Total payments related to purchases of imaging and infrared detector products from Cypress, manufacturing services provided by Cypress in Texas, administrative services provided by Cypress and the facility leased from Cypress in the Philippines aggregated $2.8 million and $8.0 million for the three months ended March 31, 2006 and 2005, respectively.

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

Wafer Manufacturing Agreement

The Company has entered into an agreement with Cypress to continue to make infrared and imaging detector products for the Company at prices consistent with the then current Cypress transfer pricing, which is equal to the forecasted cost to Cypress to manufacture the wafers, for the earlier of the next three years or until a change in control of the company occurs, which includes until such time as Cypress ceases to own at least a majority of the aggregate number of shares of all classes of the Company common stock then outstanding, after which a new supply agreement may be negotiated or the Company and Cypress will negotiate a reasonable winding-up procedure. In addition, the Company may use other Cypress fabs for development work on a cost per activity basis.

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

For a period of three years following the Company’s November 2005 initial public offering of 8.8 million shares of class A common stock (“IPO”) or earlier if a change of control of the Company occurs, Cypress would provide these services and the Company would pay Cypress for services provided to the Company, at Cypress’ cost (which, for purposes of the master transition services agreement, means an appropriate allocation of Cypress’ full salary and benefits costs associated with such individuals as well as any out-of-pocket expenses that Cypress incurs in connection with providing the Company with those services) or at the rate negotiated with Cypress. Cypress has the ability to deny requests for services under this agreement if, among other things, the provision of such services creates a conflict of interest, causes an adverse consequence to Cypress, requires Cypress to retain additional employees or other resources or the provision of such services become impracticable as a result or cause outside of the control of Cypress. In addition, Cypress will incur no liability in connection with the provision of these services. The master transition services agreement also contains certain indemnification provisions by the Company for the benefit of Cypress.

Lease for Manufacturing Assets

In 2005 the Company entered into a lease with Cypress under which Cypress leases from the Company certain manufacturing assets owned by the Company and located in Cypress’ Texas manufacturing facility. The term of the lease is 27 months and it expires on December 31, 2007. Under this lease, Cypress is reimbursing the Company’s cost of approximately $0.7 million of the net book value of the assets divided over the life of the leasehold improvements.

Employee Matters Agreement

The Company entered into an employee matters agreement with Cypress to allocate assets, liabilities and responsibilities relating to its current and former U.S. and international employees and its participation in the employee benefits plans that Cypress currently sponsors and maintains.

The Company’s eligible employees generally remain able to participate in Cypress’ benefit plans, as they may change from time to time. The Company is responsible for all liabilities incurred with respect to the Cypress plans by the Company as a participating company in such plans. The Company intends to have its own benefit plans established by the time its employees no longer are eligible to participate in Cypress’ benefit plans. Once the Company has established its own benefit plans, the Company will have the ability to modify or terminate each plan in accordance with the terms of those plans and our policies. It is the Company’s intent that employees not receive duplicate benefits as a result of participation in its benefit plans and the corresponding Cypress benefit plans.

All of the Company’s eligible employees are able to continue to participate in Cypress’ health plans, life insurance and other benefit plans as they may change from time to time, until the earliest of, (1) a change of control of the Company occurs, which includes such time as Cypress ceases to own at least a majority of the aggregate number of shares of all classes of our common stock then outstanding, (2) such time as the Company’s status as a participating company under the Cypress plans is not permitted by a Cypress plan or by applicable law, (3) such time as Cypress determines in its reasonable judgment that the Company’s status as a participating company under the Cypress plans has or will adversely affect Cypress, or its employees, directors, officers, agents, affiliates or its representatives, or (4) such earlier date as the Company and Cypress mutually agree. However, to avoid redundant benefits, the Company’s employees will generally be precluded from participating in Cypress’ stock option plans and stock purchase plans.

With respect to the Cypress 401(k) Plan, the Company is obligated to establish its own 401(k) Plan within 90 days of separation from Cypress, and Cypress will transfer all accounts in the Cypress 401(k) Plan held by the Company’s employees to our 401(k) Plan.

Employees who are eligible to participate in Cypress’ stock option plans retain that eligibility until the earliest of (1) a change of control of the company occurs, which includes such time as Cypress ceases to own at least a majority of the aggregate number of shares of all classes of our common stock then outstanding, (2) such time as the Company’s status as a participating company under the Cypress plans is not permitted by a Cypress plan or by an applicable law or (3) such time as Cypress determines in its reasonable judgment that the Company’s status as a participating company under the Cypress plans has or will adversely affect Cypress, or its employees, directors, officers, agents, affiliates or its representatives. Upon the occurrence of such an event, each of the Company’s employees will be deemed terminated from Cypress employment for purposes of the Cypress stock option plans and each outstanding option will be treated in accordance with that employee’s stock option agreement with Cypress.

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

Indemnification and Insurance Matters Agreement

The Company will indemnify Cypress and its affiliates, agents, successors and assigns from all liabilities arising from environmental conditions: existing on, under, about or in the vicinity of any of the Company’s facilities, or arising out of operations occurring at any of the Company’s facilities, including our California facilities, whether prior to or after the separation; existing on, under, about or in the vicinity of the Philippines facility which the Company occupies, or arising out of operations occurring at such facility, whether prior to or after the separation, to the extent that those liabilities were caused by the Company; arising out of hazardous materials found on, under or about any landfill, waste, storage, transfer or recycling site and resulting from hazardous materials stored, treated, recycled, disposed or otherwise handled by any of the Company’s operations or the Company’s California and Philippines facilities prior to the separation; and arising out of the construction activity conducted by or on behalf of us at Cypress’ Texas facility.

The indemnification and insurance matters agreement and the master transition services agreement also contains provisions governing the Company’s insurance coverage, which are under the Cypress insurance policies (other than our directors and officers insurance, for which we have our own separate policy) until the earliest of (1) a change of control of the Company occurs, which includes such time as Cypress ceases to own at least a majority of the aggregate number of shares of all classes of the Company’s common stock then outstanding, (2) the date on which Cypress’ insurance carriers do not permit the Company to remain on Cypress policies, (3) the date on which Cypress’ cost of insurance under any particular insurance policy increases, directly or indirectly, due to our inclusion or participation in such policy, (4) the date on which our coverage under the Cypress policies causes a real or potential conflict of interest or hardship for Cypress, as determined solely by Cypress or (5) the date on which Cypress and the Company mutually agree to terminate this arrangement. Prior to that time, Cypress will maintain insurance policies on the Company’s behalf, and the Company shall reimburse Cypress for expenses related to insurance coverage during this period. We will work with Cypress to secure additional insurance if desired and cost effective.

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

After the date the Company ceases to be a member of Cypress’ consolidated, combined or unitary group for federal income tax purposes or state income tax purposes, as and to the extent that the Company becomes entitled to utilize on the Company’s separate tax returns portions of those credit or loss carryforwards existing as of such date, the Company will distribute to Cypress the tax effect, estimated to be 34% for federal income tax purposes, of the amount of such tax loss carryforwards so utilized, and the amount of any credit carryforwards so utilized. The Company will distribute these amounts to Cypress in cash or in the Company’s shares, at the Company’s option. As of December 31, 2005, the Company has approximately $36.5 million of federal net operating loss carryforwards and approximately $4.8 million of California net operating loss carryforwards meaning that such potential future payments to Cypress, which would be made over a period of several years, would therefore aggregate approximately $15.0 million.

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

As of March 31, 2006, the Company’s hedge instruments consisted entirely of forward exchange contracts. The Company calculates the fair value of its forward contracts based on spot rates and interest differentials from published sources.

In accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” the Company accounts for its hedges of forecasted foreign currency revenues as cash flow hedges and hedges of firmly committed purchase contracts denominated in foreign currency as fair value hedges.

Cash Flow Hedges: Hedges of forecasted foreign currency denominated revenues are designated as cash flow hedges and changes in fair value of the effective portion of hedge contracts are recorded in accumulated other comprehensive income (loss) in stockholders’ equity in the Condensed Consolidated Balance Sheets. Amounts deferred in accumulated other comprehensive income (loss) are reclassified into the Condensed Consolidated Statement of Operations in the periods in which the hedged exposure impacts earnings. The effective portion of unrealized gains (losses) recorded in accumulated other comprehensive income (loss), net of tax, was a $876,000 loss and a $1.3 million gain for the three months ended March 31, 2006 and 2005, respectively. As of March 31, 2006 and December 31, 2005, the Company had outstanding cash flow hedge forward contracts with an aggregate notional value of $56.9 million and $31.2 million, respectively. The maturity dates of the outstanding contracts ranged from April 2006 to January 2007.

Fair Value Hedges: On occasion, the Company commits to purchase equipment in foreign currency, predominantly Euros. When these purchases are hedged and qualify as firm commitments under SFAS No. 133, they are designated as fair value hedges and changes in the fair value of the firm commitment derivative contract are recognized in the Condensed Consolidated Statement of Operations. Under fair value hedge treatment, the changes in the firm commitment on a spot to spot basis are recorded in property and equipment, net, in the Condensed Consolidated Balance Sheet and in Other income (expense), net in the Condensed Consolidated Statement of Operations.

Both cash flow hedges and fair value hedges are tested for effectiveness each period on a spot to spot basis using the dollar-offset method. Both the excluded time value and any ineffectiveness, which were not significant for all periods, are recorded in other income and (expense), net.

In addition, the Company began hedging the net balance sheet effect of Euro denominated assets and liabilities in 2005 primarily for Euro denominated receivables from customers, prepayments to suppliers and advances received from customers. The Company records its hedges of foreign currency denominated monetary assets and liabilities at fair value with the related gains or losses recorded in other income. The gains or losses on these contracts are substantially offset by transaction gains or losses on the underlying balances being hedged. As of March 31, 2006 and December 31, 2005, the Company held forward contracts with an aggregate notional value of $800,000 and $26.6 million to hedge the risks associated with Euro foreign currency denominated assets and liabilities.

Note 8. Stock-Based Compensation

Adoption of SFAS No. 123(R)

Effective January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123(revised 2004), “Share-Based Payment,” (“SFAS No. 123(R)”) which requires the Company to measure the stock-based compensation costs of share-based compensation arrangements based on the grant-date fair value and recognize the costs in the financial statements over the employee requisite service period. As permitted by SFAS No. 123(R), the Company elected to use the modified prospective application transition method and has not restated its financial results for prior periods. Under this transition method, stock-based compensation expense for the first quarter of fiscal 2006 included compensation expense for all stock-based compensation awards granted prior to, but not yet vested as of January 1, 2006, based on the grant-date fair value estimated in accordance with the original provision of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”). Stock based compensation expense for all stock-based compensation awards granted after January 1, 2006 was based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R).

The following table summarizes the consolidated stock-based compensation expense, by type of awards:

(In thousands)	Three Months Ended March 31, 2006
Employee stock options	$1,154
Non-employee stock options	285
Restricted stock	35
Amounts capitalized in inventory	(62)

Total stock-based compensation expense	$1,412

The following table summarizes the consolidated stock-based compensation expense by line items in the Condensed Consolidated Statement of Operations and the impact on earnings per share:

(In thousands, except per share data)	Three Months Ended March 31, 2006
Cost of revenues	$193
Research and development	420
Selling, general and administrative	799

Total stock-based compensation expense	1,412
Tax effect on stock-based compensation expense	—

Total stock-based compensation expense after income taxes	$1,412

Effect on net income per share:
Basic	$0.02
Diluted	$0.02

As stock-based compensation expense recognized in the Condensed Consolidated Statement of Operations is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures in accordance with SFAS No. 123(R). SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

Net cash proceeds from option exercises were $410,000 for the three months ended March 31, 2006 and $15,000 for the three months ended March 31, 2005. No income tax benefit was realized from stock option exercises during the three months ended March 31, 2006 and 2005. In accordance with SFAS No. 123(R), the Company presents excess tax benefits from the exercise of stock options, if any, as financing cash flows rather than operating cash flows.

The following table summarizes the Company’s unrecognized stock-based compensation balance by type of awards:

(In thousands)	March 31, 2006	Weighted-Average Period
Stock options	$6,087	2.9 years
Restricted stock	842	4.4 years

Total unrecognized stock-based compensation balance	$6,929	3.1 years

The Company recognizes its stock-based compensation costs on a straight-line recognition basis. Additionally, the Company issues new shares upon option exercises by employees.

Prior to the Adoption of SFAS No. 123(R)

Prior to the adoption of SFAS 123(R), the Company applied SFAS No. 123, as amended by Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure,” which allowed companies to apply the accounting rules under Accounting Principles Board No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”), and related interpretations. The following table illustrates the effect on net loss after tax and net loss per common share as if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based compensation:

(In thousands, except per share data)	Three Months Ended March 31, 2005
Net loss—as reported	$(7,237)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(876)

Pro forma net loss	$(8,113)

Net loss per share:
Basic and diluted—as reported	$(2.07)
Basic and diluted—pro forma	$(2.32)

Valuation Assumptions

The Company estimates the fair value of its stock-based awards using the Black-Scholes valuation model (“Black-Scholes model”). The determination of fair value of share-based payment awards on the date of grant using the Black-Scholes model is affected by the stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviors.

Assumptions used in the determination of fair value of share-based payment awards using the Black-Scholes model were as follows:

	Three Months Ended March 31,
	2006	2005
Expected term	6.5 years	4.0 years
Risk-free interest rate	4.83%	3.63%
Volatility	93%	74%
Dividend yield	0%	0%

For the Three Months Ended March 31, 2005:

The Company estimated the expected term based on an assumed exercise of vested tranches at the earlier of one year after their vesting date or one year after an assumed public offering. Volatility was based on Cypress’s volatility for all periods through the third quarter of fiscal 2005, and from the fourth quarter of fiscal 2005 onwards, on a publicly-traded U.S.-based direct competitor of the Company. The interest rate was based on the U.S. Treasury yield curve in effect at the time of grant.

For the Three Months Ended March 31, 2006:

For awards granted after the effective date of SFAS No. 123(R), the Company utilizes the simplified method under the provisions of Staff Accounting Bulletin No. 107 (“SAB No. 107”) for estimating expected term, instead of its historical exercise data. The Company elected not to base the expected term on historical data because of the significant difference in its status before and after the effective date. The Company was a privately-held company until its initial public offering in November 2005, and the only available liquidation event for option holders was Cypress’s buyout of minority interests in November 2004. At all other times, optionees could not cash out on their vested options. During the Company’s limited history as a publicly-traded company since its initial public offering, a majority of the optionees cannot exercise vested options because of the lock-up requirements pursuant to the initial public offering.

Because of the limited history of its stock price returns, the Company does not believe that its historical volatility would be representative of the expected volatility for its new awards. Accordingly, the Company has chosen to use the historical volatility rates for a publicly-traded U.S.-based direct competitor to calculate the volatility for its granted options.

The interest rate is based on the U.S. Treasury yield curve in effect at the time of grant. Since the Company does not pay dividends, the expected dividend yield is zero.

Equity Incentive Programs

Stock Option Plans:

The Company has three stock option plans: the 1988 Incentive Stock Plan (“1988 Plan”), the 1996 Stock Plan (“1996 Plan”), and the 2005 Stock Incentive Plan (“2005 Plan”). Under the terms of the plans, the Company may issue incentive or nonstatutory stock options or stock purchase rights to employees and consultants to purchase common stock. The 2005 Plan was adopted by the Company’s board of directors in August 2005, and was approved by shareholders in November 2005. The 2005 Plan replaced the 1988 Plan and 1996 Plan and allows not only for the grant of options such as the 1988 Plan and the 1996 Plan, but also for the grant of stock appreciation rights, restricted stock grants, and other equity rights. As of March 31, 2006, approximately 107,000 shares were available for grant under the 2005 Plan. In May 2006, the Company’s stockholders approved an increase of 250,000 shares in the number of shares available for grant under the 2005 Plan.

Incentive stock options may be granted at no less than the fair value of the common stock on the date of grant. Nonqualified stock options and stock purchase rights may be granted at no less than 85% of the fair value of the common stock at the date of grant. The options and rights become exercisable when and as determined by the Company’s board of directors, although these terms are generally not to exceed ten years for stock options and six months for stock purchase rights. The options typically vest over five years with a one-year cliff and monthly vesting thereafter.

The following table summarizes the Company’s stock option activities:

(In thousands, except per share data)	Shares	Weighted- Average Exercise Price Per Share
Outstanding as of December 31, 2005	6,572	$3.41
Granted	17	38.40
Exercised	(183)	2.22
Forfeited	(73)	3.04

Outstanding as of March 31, 2006	6,333	3.54

Exercisable as of March 31, 2006	2,074	2.45

The weighted-average grant-date fair value was $30.47 per share for options granted during the three months ended March 31, 2006, and $0.95 for options granted during the three months ended March 31, 2005. The total intrinsic value of options exercised was $6.9 million for the three months ended March 31, 2006, and $0.1 million for options exercised during the three months ended March 31, 2005. Total fair value of options vested was $1.1 million and $0.9 million for the three months ended March 31, 2006 and 2005, respectively.

Changes in the Company’s non-vested stock options and stock are summarized as follows:

	Stock Options		Restricted Stock
(In thousands, except per share data)	Shares	Weighted- Average Exercise Price Per Share	Shares	Weighted- Average Grant Date Fair Value Per Share
Non-vested as of December 31, 2005	4,789	$3.82	15	$30.04
Granted	17	38.40	11	39.75
Vested	(474)	2.90	—	—
Forfeited	(73)	3.04	—	—

Non-vested as of March 31, 2006	4,259	4.07	26	$34.09

Information regarding stock options outstanding as of March 31, 2006 was as follows (aggregate intrinsic value and shares in thousands):

	Options Outstanding				Options Exercisable
Range of Exercise Price	Shares	Weighted- Average Remaining Contractual Life (in years)	Weighted- Average Exercise Price per Share	Aggregate Intrinsic Value	Shares	Weighted- Average Remaining Contractual Life (in years)	Weighted- Average Exercise Price per Share	Aggregate Intrinsic Value
$ 0.30— 0.66	1,187	6.91	$0.51	$44,662	666	6.69	$0.53	$25,074
2.00— 3.30	4,414	8.61	3.28	153,938	1,395	8.57	3.28	48,648
4.30 —9.50	537	9.30	6.97	16,748	8	9.45	8.92	223
10.80—17.00	130	9.61	11.71	3,442	5	9.62	17.00	106
29.02—38.40	65	9.73	31.50	438	—	—	—	—

	6,333		3.54	$219,228	2,074		2.45	$74,051

The aggregate intrinsic value in the preceding table represents the total pre-tax intrinsic value, based on the Company’s closing stock price of $38.16 at March 31, 2006, which would have been received by the option holders had all option holders exercised their options as of that date. The total number of in-the-money options exercisable was 2.1 million as of March 31, 2006.

As of March 31, 2006, stock options vested and expected to vest totaled approximately 6.1 million shares, with weighted-average remaining contractual life of 8.38 years and weighted-average exercise price of $3.52 per share. The aggregate intrinsic value was approximately $210.9 million.

Stock Unit Plan:

In September 2005, the Company adopted the 2005 Stock Unit Plan in which all of the Company’s employees except its executive officers and directors are eligible to participate, although the Company currently intends to limit participation to its non-U.S. employees who are not senior managers. Under the 2005 Stock Unit Plan, the Company’s board of directors awards participants the right to receive cash payments from the Company in an amount equal to the appreciation in the Company’s common stock between the award date and the date the employee redeems the award. The right to redeem the award typically vests in the same manner as options vest under the 2005 Plan. A maximum of 100,000 stock units may be subject to stock unit awards granted under the 2005 Stock Unit Plan. As of March 31, 2006, the Company has granted approximately 60,000 units to 600 employees in the Philippines at an average unit price of $13.80. During the three months ended March 31, 2006, the Company recognized $215,000 of compensation expense associated with the 2005 Stock Unit Plan.

Note 9. Income Taxes

The Company has a valuation allowance for its net deferred tax asset associated with its U.S. operations. Until such time as the Company utilizes its U.S. net operating loss carryforwards and unused tax credits, a provision for taxes on the Company’s U.S. operations is expected to be substantially offset by a reduction in the valuation allowance. The provision for income taxes for the three months ended March 31, 2006 relates to taxes on the Company’s non-U.S. operations.

Note 10. Segment and Geographical Information

The Company operates in one industry segment comprising the design, manufacture and sale of solar electric power products, or solar power products, imaging and infrared detectors based on its proprietary processes and technologies. The following tables present revenue and long-lived asset information based on geographic region. Revenue is based on the destination of the shipments. Long-lived assets, which consist of net property and equipment, are based on the physical location of the assets:

	Three Months Ended March 31,
	2006	2005
Revenue by geography
United States	34%	25%
Europe	57%	70%
Asia	6%	2%
Others	3%	3%

	100%	100%

Revenue by product
Solar power products	93%	74%
Imaging and infrared detectors and other	7%	26%

	100%	100%

Significant customers
A	28%	29%
B	22%	41%
C	*	15%
___________
*	denotes less than 10% during the period

(In thousands)	March 31, 2006	December 31, 2005
Long-lived assets by geography
United States	$5,914	$5,632
Philippines	121,209	104,627
China	363	300

	$127,486	$110,559

Note 11. Commitments and Contingencies

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

The following summarized activity within accrued warranty (in thousands):

	Three Months Ended March 31,
	2006	2005
Balance at beginning of the period	$574	$—
Accruals for warranties issued during the period	231	225
Release of previously accrued warranties	(163)	—

Balance at the end of the period	$642	$225

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

Purchase Commitments

In March 2006, the Company entered into a five-year supply agreement with a supplier of polysilicon. This agreement requires the vendor to supply the Company with fixed annual quantities of polysilicon ingots at fixed prices. The aggregate purchase price of the polysilicon ingots to be provided under this agreement is $55.0 million through December 29, 2010. In addition, the Company enters into agreements to purchase raw materials and equipment. At March 31, 2006, the Company had entered into non-cancelable purchase orders totaling approximately $25.6 million.

We have agreements with several suppliers of polysilicon, ingots and wafers. These agreements specify future quantities and pricing of products to be supplied by the vendors for periods up to 12 years and there are certain consequences, such as forfeiture of advanced deposits and penalty payments relating to previous purchases, in the event that we terminate the arrangements.

Note 12. Line of Credit

In December 2005 we entered into a $25.0 million three-year revolving credit facility (the “Facility”) with affiliates of Credit Suisse Securities (USA) LLC and Lehman Brothers. The Facility is collateralized by substantially all of our assets, including the stock of our foreign subsidiaries. Borrowings under the Facility are conditioned upon customary conditions as well as (1) with respect to the first $10.0 million drawn on the facility, maintenance of cash collateral to the extent of outstanding borrowings (excluding amounts borrowed), and (2) with respect to the remaining $15.0 million of the Facility, satisfaction of a coverage test which is based on the ratio of our cash flow to capital expenditures. The Facility contains customary covenants and defaults including limitations on dividends, incurrence of indebtedness and liens, and mergers and acquisitions. The Facility bears interest at a rate of the greater of the prime rate or federal funds rate for U.S. dollar draws, or the LIBOR plus 1% for Euro dollar draws on the first $10.0 million of borrowings and the greater of the prime rate plus 2% or federal funds rate plus 2% for U.S. dollar draws, or LIBOR plus 3% for Euro dollar draws on any borrowings over $10.0 million. The interest rate for Euro dollar borrowings would have been 3.8% on the first $10.0 million of borrowings and 5.8% on any borrowings over $10.0 million at March 31, 2006. The interest rate U.S. dollar borrowings would have been 7.8% on the first $10.0 million of borrowings and 9.8% on any borrowings over $10.0 million at March 31, 2006. To date there have been no borrowings under the Facility.

Note 13. Recent Accounting Pronouncements

In May 2005, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 154 (“SFAS No. 154”), “Accounting Changes and Error Corrections,” which replaces Accounting Principles Board Opinion No. 20, “Accounting Changes,” and Statement of Financial Accounting Standards No. 3, “Reporting Accounting Changes in Interim Financial Statements — An Amendment of APB Opinion No. 28.” SFAS No. 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. Previously, most voluntary changes in accounting principles required recognition via a cumulative effect adjustment within net income of the period of the change. It establishes retrospective application, or the earliest practicable date, as the required method for reporting a change in accounting principle and restatement with respect to the reporting of a correction of an error. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. SFAS No. 154 was adopted by the Company in the first quarter of 2006 and did not have any impact on our results of operations or financial condition as we made no such changes.

In December 2004, the FASB issued SFAS No. 123(R), which replaces SFAS No. 123 and supersedes APB No. 25. Under SFAS No. 123(R), companies are required to measure the compensation costs of share-based compensation arrangements based on the grant-date fair value and recognize the costs in the financial statements over the period during which employees are required to provide services. In March 2005, the Securities and Exchange Commission issued SAB No. 107, which provides additional guidance on the implementation of SFAS No. 123(R). The Company adopted SFAS No. 123(R) in the first quarter of fiscal 2006. The adoption of SFAS No. 123(R) had a material impact on the Company’s consolidated results of operations, financial condition and cash flows. For more information on the Company’s implementation of SFAS No. 123(R) and the stock-based compensation costs recorded in the condensed consolidated financial statements during the three months ended March 31, 2006, refer to “Note 8. Stock-Based Compensation.”

Note 14. Subsequent Events

On May 15, 2006, the Company entered into a lease of its 43,732 square foot headquarters, which is located in a building owned by Cypress in San Jose, California. Aggregate future minimum payments to Cypress total $5.1 million over the five-year term of the lease. In the event Cypress decides to sell the building, the Company has the right of first refusal to purchase the building at a fair market price which will be based on comparable sales in the area.

On April 25, 2006, the Company entered into a silicon supply agreement (the “Agreement”) with M.Setek Co., Ltd. (“M.Setek”). The Agreement provides the general terms and conditions relating to our agreement to purchase from M.Setek monocrystalline silicon ingots and/or wafers through the year 2010.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q of SunPower Corporation and its subsidiaries (“SunPower” or the “Company”, “Us”, “We” or “Our”) contains forward-looking statements. All statements in this Quarterly Report on Form 10-Q, including those made by the management of SunPower, other than statements of historical fact, are forward-looking statements. These forward-looking statements are made pursuant to safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Examples of forward-looking statements include statements regarding SunPower’s ability to obtain polysilicon ingots or wafers, future financial results, operating results, business strategies, projected costs, products, competitive positions, management’s plans and objectives for future operations, and industry trends. These forward-looking statements are based on management’s estimates, projections and assumptions as of the date hereof and include the assumptions that underlie such statements. Forward-looking statements may contain words such as “may,” “will,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” and “continue,” the negative of these terms, or other comparable terminology. Any expectations based on these forward-looking statements are subject to risks and uncertainties and other important factors, including those discussed below and in the section titled “PART II – OTHER INFORMATION, ITEM 1A. RISK FACTORS.” Other risks and uncertainties are disclosed in SunPower’s prior Securities and Exchange Commission (“SEC”) filings, including its 2005 Annual Report on Form 10-K and current filings on Form 8-K. These and many other factors could affect SunPower’s future financial condition and operating results and could cause actual results to differ materially from expectations based on forward-looking statements made in this document or elsewhere by SunPower or on its behalf. SunPower undertakes no obligation to revise or update any forward-looking statements.

The following information should be read in conjunction with the Consolidated Financial Statements and the accompanying Notes to Consolidated Financial Statements included in this Quarterly Report on Form 10-Q. Our fiscal quarters end on the Sunday closest to the end of the applicable calendar quarter. For presentation purposes only, the consolidated financial statements and notes refer to the calendar year-end and month-end of each respective period. All references to fiscal periods apply to SunPower’s fiscal quarters or year which ends on the Sunday closest to the calendar month end.

Overview

We design, develop, manufacture, market and sell solar electric power products, systems and services. Our products are based on our proprietary processes and technologies. We have spent more than 15 years developing high performance solar cells, which are semiconductor devices that directly convert sunlight into electricity. We believe our solar cells have the highest conversion efficiency, a measurement of the amount of sunlight converted by the solar cell into electricity, available for the mass market. We also believe our solar cells provide the following benefits compared with conventional solar cells:

•	Superior performance, including the ability to generate up to 50% more power per unit area;

•	Superior aesthetics, with our uniformly black surface design which eliminates highly visible reflective grid lines and metal interconnect ribbons; and

•	Efficient use of silicon, a key raw material used in the manufacture of solar cells.

We offer solar power products, including solar cells, solar panels and inverters, which convert sunlight to electricity compatible with the utility network. Our initial solar sales efforts have been focused on residential and commercial applications where the high performance and superior aesthetics of our solar power products provide compelling customer benefits. We are also selling products for multi-megawatt solar power plant applications that mount our products on moving structures that track the sun. We sell our products in many countries, principally in regions where government incentives have accelerated solar power adoption.

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

Relationship with Cypress Semiconductor Corporation (“Cypress”)

Cypress made a significant investment in us in 2002. On November 9, 2004, Cypress completed a reverse triangular merger with us in which all of the outstanding minority equity interest of SunPower was retired, effectively giving Cypress 100% ownership of all of our then outstanding shares of capital stock but leaving our unexercised warrants and options outstanding. After completion of our initial public offering in November 2005 Cypress holds, in the aggregate, 52,033,287 shares of class B common stock, representing approximately 85% of our total outstanding shares of common stock. Cypress also holds approximately 98% of the voting power of our total outstanding capital stock.

Results for First Fiscal Quarter

During the three months ended March 31, 2006, our revenue of $42.0 million represented an increase of 43% from the $29.3 million in revenue reported in the previous quarter and an increase of 278% from the $11.1 million in revenue reported in the first quarter of fiscal 2005. The increase in revenue compared to both the fourth quarter of 2005 and the first quarter of 2005 was a result of continued increases in unit production and unit shipments of both solar cells and solar modules as we have continued to expand our solar manufacturing capacity. During the first quarter of 2005, we had one solar cell manufacturing line in operation with an approximate annual production capacity of 25 megawatts. Since then, we added a second 25 megawatt line during the fourth quarter of 2005 and a third production line capable of producing approximately 33 megawatts per year which began production during the first quarter of 2006.

Our expense levels during the three months ended March 31, 2006 were substantially higher than during the first quarter of 2005 primarily as a result of increased cost of revenues associated with operating more production lines and producing substantially higher unit volume. Selling, general and administrative cost also increased markedly in the first quarter of 2006 compared to the first quarter of 2005 as a result of increased headcount and payroll costs in all areas of sales, marketing, finance and information technology. In addition, in 2006 our costs of outside legal and accounting services increased due to compliance-related costs of having publicly traded common stock since November 2005.

Critical Accounting Policies

The Company’s critical accounting policies are disclosed in the Company’s Form 10-K for the year ended December 31, 2005 and have not changed materially as of March 31, 2006, with the exception of the following:

Stock-based Compensation: Effective January 1, 2006, we adopted the fair value recognition provisions of SFAS No. 123(R), using the modified prospective application transition method, and therefore have not restated prior periods’ results. Under the fair value recognition provisions of SFAS No. 123(R), we recognize stock-based compensation net of an estimated forfeiture rate and only recognize compensation cost for those shares expected to vest over the requisite service period of the award. Prior to the adoption of SFAS No. 123(R), we accounted for share-based payments under APB No. 25, “Accounting for Stock Issued to Employees” and accordingly, generally recognized compensation expense only when we granted options with a discounted exercise price.

Determining the appropriate fair value model and calculating the fair value of share-based payment awards require the input of highly subjective assumptions, including the expected life of the share-based payment awards and stock price volatility. The assumptions used in calculating the fair value of share-based payment awards represent management’s best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and we use different assumptions, our stock-based compensation expense could be materially different in the future. In addition, we are required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest. If our actual forfeiture rate is materially different from our estimate, the stock-based compensation expense could be significantly different from what we have recorded in the current period. See Note 8 to the Condensed Consolidated Financial Statements for a further discussion on stock-based compensation.

Results of Operations

The following table sets forth the percentage relationship of certain items to the Company’s revenue during the periods shown:

Revenue

Revenue and the year-over-year change was as follows:

	Three Months Ended March 31,		Year-over - Year Change
(dollars in thousands)	2006	2005
Revenue	$41,958	$11,092	278%

We generate product revenue from sales of our solar cells, solar panels, inverters, imaging detectors and infrared detectors. Solar power products accounted for 93% of our revenue in the first quarter of 2006 compared with 74% in the first quarter of 2005. Imaging products and other revenue accounted for 7% of our revenue in the first quarter of 2006 compared with 26% in the first quarter of 2005. International sales accounted for 66% of our total revenue for the first quarter of 2006, and we expect international sales to remain a significant portion of overall sales for the remainder of 2006.

During the three months ended March 31, 2006, our revenue of approximately $42.0 million represented an increase of 278% from the $11.1 million in revenue reported in the first quarter of fiscal 2005. This increase in revenue was a result of continued increases in unit production and unit shipments of both solar cells and solar modules as we have continued to expand our solar manufacturing capacity. During the first quarter of 2005 we had one solar cell manufacturing line in operation with an approximate annual production capacity of 25 megawatts. Since then, we added a second 25 megawatt line during the fourth quarter of 2005 and a third production line capable of producing approximately 25 megawatts per year which began production during the first quarter of 2006.

During 2005 and through the first quarter of 2006, we have experienced relatively stable average selling prices for our solar products primarily due to the strength of end-market demand. We expect average selling prices for our solar power products to decline over time as the market becomes more competitive, as new products are introduced and as manufacturers are able to lower their manufacturing costs and pass on some of the savings to their customers, similar to our experience historically in our detector products.

One customer accounted for approximately 28% and 29% of our total revenue for the three months ended March 31, 2006 and 2005, respectively. Another customer accounted for 22% and 41% of total revenues for the three months ended March 31, 2006 and 2005, respectively. One other customer accounted for 15% of total revenue for the three months ended March 31, 2005.

Cost of Revenue

Cost of revenue as a percentage of revenue and the year-over-year change were as follows:

	Three Months Ended March 31,		Year-over- Year Change
(dollars in thousands)	2006	2005
Cost of revenue	$36,266	$13,093	177%
As a percentage of revenue	87%	118%

Overall, our cost of revenue during the three months ended March 31, 2006 was higher by $23.2 million than during the first quarter of 2005 primarily as a result of increased cost of revenue associated with operating more production lines and producing substantially higher unit volume. Materials costs increased $12.5 million, primarily associated with the increase in unit sales volume and price increases in the cost of certain raw materials, particularly polysilicon. Increases in other costs of revenue included $3.9 million in production supplies, $1.8 million in depreciation expense, $1.2 million in facilities costs, mainly as a result of increased utilities expense, $1.1 million in freight costs, $933,000 in salaries and benefits costs, inclusive of $193,000 of stock-based compensation expense resulting from our adoption of SFAS No. 123(R) during the period and the remainder of which related to increased headcount to support our increase in volume production and $364,000 in equipment parts and supplies. As a percentage of revenue, our cost of revenue has declined to 87% in the first quarter of 2006 compared with 118% in the first quarter of 2005. The decrease in cost of revenue as a percentage of revenue is reflective of improved manufacturing economies of scale associated with markedly higher production volume and improved yields, offset partially by higher material costs, particularly for polysilicon and aluminum module frames.

Our cost of revenue consists primarily of silicon ingots and wafers for the production of solar cells, along with other materials such as chemicals and gases that are needed to transform silicon wafers into solar cells. Other factors contributing to cost of revenue include amortization of intangible assets, depreciation of property and equipment, salaries, personnel-related costs, facilities expenses and manufacturing supplies associated with solar cell fabrication. For our solar panels, our cost of revenue includes raw materials such as glass, frame, backing and other materials, as well as the assembly costs we pay to our third-party subcontractor in China. For our imaging products, our cost of revenue includes the cost of silicon wafers, which is charged to us by our manufacturing contractor, Cypress, and our packaging and test costs. We expect cost of revenue to increase in absolute dollars as we bring on additional capacity and increase our product volume. Starting in the fourth quarter of 2005 and continuing into the first quarter of 2006, we have experienced a marked increase in our cost of polysilicon which is the primary raw material used in the manufacture of our solar products. The increased cost of polysilicon has contributed to higher cost of revenue although we have partially mitigated the impact of the higher material prices by utilizing thinner polysilicon wafers starting in the first quarter of 2006. Despite the absolute increase in cost of revenue dollars in the first quarter of 2006 compared to the first quarter of 2005, we expect our cost of revenue to fluctuate as a percentage of revenue depending on many factors such as cost of raw materials, capacity utilization, production yields and product sales mix.

On November 9, 2004, Cypress completed a reverse triangular merger with us which effectively gave Cypress 100% ownership of all of our then outstanding shares of capital stock but left our unexercised warrants and options outstanding. As a result of that transaction, we were required to record Cypress’ cost of acquiring us in our financial statements, including its equity investment and pro rata share of our losses by recording intangible assets, including purchased technology, patents, trademarks and distribution agreement. The fair value for these intangibles is being amortized as a component of cost of revenue over two to six years on a straight-line basis. Amortization of these intangible assets was $1.2 million for each of the first quarters ended March 31, 2006 and 2005.

Our gross profit each quarter is affected by a number of factors, including average selling prices for our products, our product mix, our actual manufacturing costs, the utilization rate of our wafer fabrication facility and changes in amortization of intangible assets. Due to strong end-market demand for solar power products during the three months ended March 31, 2006, we are manufactured and shipped products at or near the manufacturing capacity of our first two 25 megawatts per year production lines, which allows us to spread a significant amount of our fixed costs over full production volume, thereby reducing our per unit fixed cost. In the first quarter of 2006, we commenced manufacturing in our third production line which has an annual capacity of 25 megawatts. As we build additional manufacturing lines or facilities, our fixed costs will increase, and the overall utilization rate of our wafer fabrication facilities could decline, which could negatively impact our gross profit. This decline may continue until a line’s manufacturing output reaches its rated practical capacity.

From time to time, we enter into agreements whereby the selling price for certain of our solar power products is fixed over a defined period. We also have fixed price agreements for raw materials purchases. An increase in our manufacturing costs, including polysilicon, silicon ingots and wafers, over such a defined period could have a negative impact on our overall gross profit. Our gross profit may also be impacted by certain adjustments for inventory reserves. We expect our gross profit to increase over time as we improve our manufacturing process and as we grow our business and leverage certain of our fixed costs. An expected increase in gross profit based on manufacturing efficiencies, however, could be partially or completely offset by increased raw material costs or decreased revenue.

Research and Development Expense

	Three Months Ended March 31,		Year-over- Year Change
(dollars in thousands)	2006	2005
Research & development expense	$1,996	$1,667	20%
As a percentage of revenue	5%	15%

During the three month period ended March 31, 2006 our research and development expense increased 20% compared to the same period in 2005, but decreased as a percentage of revenues from 15% to 5% over the same periods. In absolute dollars our research and development spending has increased $329,000 resulting from an increase of $289,000 in salaries and benefits costs as a result of added headcount, $420,000 in stock-based compensation expense resulting from the Company’s adoption of SFAS No. 123(R) during the period, $112,000 in materials and $109,000 in equipment costs incurred in relation to new projects related to the development our next generation of more efficient solar cells and thinner polysilicon wafers for solar cell manufacturing, as well as development of new processes to automate solar panel assembly operations. These increases were partially offset by a decrease of $177,000 in consulting services. Additionally, during the three months ended March 31, 2005, the Company recognized a $461,000 impairment charge related to certain equipment when the Company decommissioned its pilot wafer lab located in Cypress’ Round Rock, Texas facility.

Research and development expense consists primarily of salaries and related personnel costs, depreciation and the cost of solar cells and solar panel materials and services used for the development of products, including experiment and testing. We expect our research and development expense to increase in absolute dollars as we continue to develop new processes to further improve the conversion efficiency of our solar cells and reduce their manufacturing cost, and as we develop new products to diversify our product offerings. We expect our research and development expense to decrease as a percentage of revenue over time, assuming our revenue increases as we expect. During 2005 we entered into a three-year cost-sharing research and development project with the National Renewable Energy Laboratory (“NREL”) to fund the design of our next generation solar panels. Payments received under this contract help offset our research and development expense. This contract is expected to fund approximately $1.0 million per year of our research and development expense through May 2008. Billings to NREL were approximately $222,000 for the three months ended March 31, 2006. There were no NREL billings for the three months ended March 31, 2005.

Sales, General and Administrative

	Three Months Ended March 31,		Year-over- Year Change
(dollars in thousands)	2006	2005
Sales, general and administrative	$4,381	$1,800	143%
As a percentage of revenue	10%	16%

Sales, general and administrative expenses increased $2.6 million in the first quarter of 2006 compared to the first quarter of 2005 as a result of increased headcount and payroll costs in all areas of sales, marketing, finance and information technology. The increase primarily relates to increases of $1.4 million in compensation expense, of which $647,000 were related to increased salaries and benefits expense as a result of increased headcount and $799,000 were related to stock-based compensation expense resulting from the adoption of SFAS No. 123(R) during the period, $116,000 in travel expenses due to increased travel to pursue potential market opportunities in Europe, Asia and North America, increased costs directly related to the increase in revenue including $119,000 in freight costs and $347,000 in product advertising costs, as well as increased general and administrative expenses including $538,000 in accounting and legal fees mainly due to compliance-related costs of having publicly traded common stock since November 2005 as well costs incurred in relation to registration of trademarks and patents. As a percentage of revenues, sales, general and administrative expenses decreased from 16% in the first quarter of 2005 to 10% in the first quarter of 2006 due to the fact that sales, general and administrative expenses increased at a substantially lower rate than the rate of increase in our revenues. The 143% increase in sales, general and administrative expenses from the first quarter of 2005 to the first quarter of 2006, corresponds with a 278% increase in revenues during the same period.

Interest and Other Income (Expense)

	Three Months Ended March 31,		Year-over- Year Change
(dollars in thousands)	2006	2005
Interest income (expense)	$834	$(1,786)	n.a.
As a percentage of revenue	2%	16%
Other income	$137	$17	706%
As a percentage of revenue	—%	—%

During the first quarter of 2006, interest and other income of $1.0 million represents primarily interest income earned on our cash equivalents during the period. During the first quarter of 2005, net interest and other expense of $1.8 million represents primarily interest expense on borrowings and warrants from Cypress. Other income primarily represents gains from foreign currency transactions.

Income Taxes

	Three Months Ended March 31,		Year-over - Year Change
(dollars in thousands)	2006	2005
Income tax provision	$31	$—	n.a.
As a percentage of revenue	—%	—%

In the first quarter of 2006 income tax expense was provided for foreign income taxes in jurisdictions where our operations are profitable for tax purposes. The Company’s interim period tax provisions are estimated based on the expected annual tax rate. We will pay federal and state income taxes in accordance with the tax sharing agreement with Cypress.

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

As of December 31, 2005, we had federal net operating loss carryforwards of approximately $36.5 million. These federal net operating loss carryforwards expire at various dates from 2011 through 2025, if not utilized. We had California state net operating loss carryforwards of approximately $4.8 million as of December 31, 2005.

Liquidity and Capital Resources

A summary of the sources and uses of cash and cash equivalents is as follows:

	Three Months Ended March 31,
(In thousands)	2006	2005
Net cash used in operating activities	$(6,630)	$(17,796)
Net cash used in investing activities	(20,254)	(3,130)
Net cash provided by financing activities	410	19,099

Net decrease in cash and cash equivalents	$(26,474)	$(1,827)

From 2002 until the closing of our initial public offering of 8.8 million shares of class A common stock on November 22, 2005, we financed our operations primarily through sale of equity to and borrowings from Cypress totaling approximately $142.8 million. We received net proceeds from our IPO of approximately $145.6 million. As of March 31, 2006, we had approximately $117.1 million in cash and cash equivalents.

Net cash used in operating activities of $6.6 million for the three months ended March 31, 2006 was the result of the payment of 10.5 million Euro (approximately $12.4 million) advance to a supplier and an increase in accounts receivable of $6.5 million and an increase in inventories of $4.1 million, mainly due to increasing revenues. These items were mainly offset by an increase in accounts payable of $10.0 million resulting from the timing of payment of inventory and capital purchases, as well as net income of $255,000, plus non-cash items included in net income, including depreciation of $3.3 million related to property and equipment, amortization of intangibles of $1.1 million and stock-based compensation expense of $1.4 million, which was the effect of the adoption of SFAS No. 123(R) during the period.

Net cash used in operating activities of $17.8 million for the three months ended March 31, 2005 was mainly the result of a net loss of $7.2 million, a decrease in accounts payable to Cypress of $5.4 million, an increase in accounts receivable of $7.0 million and an increase in inventories of $4.0 million, mainly due to increasing revenues. These decreases in cash were partially offset by adjustments to net loss for non-cash items including depreciation of $1.5 million related to property and equipment, amortization of intangibles of $1.1 million and interest on warrants and other accrued interest of $1.7 million.

Net cash used by investing activities of $20.3 million and $3.1 million for the three months ended March 31, 2006 and 2005, respectively, primarily relate to capital expenditures associated with manufacturing capacity expansion in the Philippines. Although the timing of our capital expansion plans may shift depending on many factors, we currently expect capital expenditures of approximately $100.0 million in 2006 as we continue to increase our manufacturing capacity.

Net cash provided by financing activities for the three months ended March 31, 2006 primarily reflects proceeds from the exercise of stock options. Cash provided by financing activities during the three months ended March 31, 2005 primarily represents proceeds from the issuance of equity to Cypress aggregating $19.1 million. Additionally, during the three months ended March 31, 2005, we converted into equity approximately $50.9 million in debt to Cypress, inclusive of $3.5 million in interest related to such debt.

In December 2005, we entered into a $25.0 million three-year revolving credit facility (the “Facility”) with affiliates of Credit Suisse, Cayman Islands Branch and Lehman Brothers. The Facility is collateralized by substantially all of our assets, including the stock of our foreign subsidiaries. Borrowings under the Facility are conditioned upon customary conditions as well as (1) with respect to the first $10.0 million drawn on the facility, maintenance of cash collateral to the extent of outstanding borrowings (excluding amounts borrowed), and (2) with respect to the remaining $15.0 million of the Facility, satisfaction of a coverage test which is based on the ratio of our cash flow to capital expenditures. The Facility contains customary covenants and defaults including limitations on dividends, incurrence of indebtedness and liens, and mergers and acquisitions. The Facility bears interest at a rate of the greater of the prime rate or federal funds rate for U.S. dollar draws, or the LIBOR plus 1% for Euro dollar draws on the first $10.0 million of borrowings and the greater of the prime rate plus 2% or federal funds rate plus 2% for U.S. dollar draws, or LIBOR plus 3% for Euro dollar draws on any borrowings over $10.0 million. The interest rate for Euro dollar borrowings would have been 3.8% on the first $10.0 million of borrowings and 5.8% on any borrowings over $10.0 million at March 31, 2006. The interest rate U.S. dollar borrowings would have been 7.8% on the first $10.0 million of borrowings and 9.8% on any borrowings over $10.0 million at March 31, 2006. To date there have been no borrowings under the Facility.

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

The following summarizes our contractual obligations at March 31, 2006:

	Payments Due by Period
Contractual Obligations (in thousands)	Total	2006 (remaining 9 months)	2007 - 2008	2009 - 2010	Beyond 2010
Obligation to Cypress	$2,823	$2,823	$—	$—	$—
Customer advances	38,828	7,052	17,234	14,542	—
Interest on customer advances	4,613	1,366	2,453	794	—
Lease commitments	4,827	402	896	849	2,680
Non-cancelable purchase orders	25,631	25,631	—	—	—

Total	$76,722	$37,274	$20,583	$16,185	$2,680

In addition to the firm purchase commitments listed in the table above, we have agreements with several suppliers of polysilicon, ingots and wafers. These agreements specify future quantities and pricing of products to be supplied by the vendors for periods up to 12 years and there are certain consequences, such as forfeiture of advanced deposits and penalty payments relating to previous purchases, in the event that we terminate the arrangements.

On May 15, 2006, we entered into a lease of our 43,732 square foot headquarters, which is located in a building owned by Cypress in San Jose, California. Aggregate future minimum payments to Cypress total $5.1 million over the five year term of the lease.

Recent Accounting Pronouncements

In May 2005, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 154 (“SFAS No. 154”), “Accounting Changes and Error Corrections,” which replaces Accounting Principles Board Opinion No. 20, “Accounting Changes,” and Statement of Financial Accounting Standards No. 3, “Reporting Accounting Changes in Interim Financial Statements — An Amendment of APB Opinion No. 28.” SFAS No. 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. Previously, most voluntary changes in accounting principles required recognition via a cumulative effect adjustment within net income of the period of the change. It establishes retrospective application, or the earliest practicable date, as the required method for reporting a change in accounting principle and restatement with respect to the reporting of a correction of an error. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. SFAS No. 154 was adopted by the Company in the first quarter of 2006 and did not have any impact on our results of operations or financial condition as we made no such changes.

In December 2004, the FASB issued SFAS No. 123(R) which replaces SFAS No. 123 and supersedes APB No. 25. Under SFAS No. 123(R), companies are required to measure the compensation costs of share-based compensation arrangements based on the grant-date fair value and recognize the costs in the financial statements over the period during which employees are required to provide services. In March 2005, the Securities and Exchange Commission issued SAB No. 107, which provides additional guidance on the implementation of SFAS No. 123(R). The Company adopted SFAS No. 123(R) in the first quarter of fiscal 2006. The adoption of SFAS No. 123(R) had a material impact on the Company’s consolidated results of operations, financial condition and cash flows. For more information on the Company’s implementation of SFAS No. 123(R) and the stock-based compensation costs recorded in the condensed consolidated financial statements during the three months ended March 31, 2006, refer to “Note 8. Stock-Based Compensation.”

Item 3. Quantitative and Qualitative Disclosure About Market Risk

Interest Rate Risk

Our exposure to market risks for changes in interest rates relates primarily to our investment portfolio. As of March 31, 2006, our cash equivalents consisted of money market funds. Due to the short-term nature of our investment portfolio, we do not believe that an immediate 10% increase in interest rates would have a material effect on the fair market value of our portfolio. Since we believe we have the ability to liquidate this portfolio, we do not expect our operating results or cash flows to be materially affected to any significant degree by a sudden change in market interest rates on our investment portfolio.

Foreign Currency Exchange Risk

Our exposure to adverse movements in foreign currency exchange rates is primarily related to sales to European customers that are denominated in Euros and procurement of certain capital equipment in Euros. During the three months ended March 31, 2006 and 2005, approximately 66% and 75%, respectively, of our total revenue was generated outside the United States. A hypothetical change of 10% in foreign currency exchange rates could impact our consolidated financial statements or results of operations by $5.6 million based on our outstanding forward contracts of $56.1 million as of March 31, 2006. We currently conduct hedging activities, which involve the use of currency forward contracts. We cannot predict the impact of future exchange rate fluctuations on our business and operating results. In the past, we have experienced an adverse impact on our revenue and profitability as a result of foreign currency fluctuations. We believe that we may have increased risk associated with currency fluctuations in the future.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Our disclosure controls are designed to meet, and management believes they met, reasonable assurance standards. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Based on their evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q, our Chief Executive Officer and Chief Financial Officer have concluded that, subject to the limitations noted above, our disclosure controls and procedures were effective to ensure that material information relating to us, including our consolidated subsidiaries, is made known to them by others within those entities, particularly during the period in which the Quarterly Report on Form 10-Q was being prepared.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) identified in connection with the evaluation described in Item 4(a) above that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1A. Risk Factors

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

Risks Related to Our Business

We are currently experiencing an industry-wide shortage of polysilicon. The prices that we pay for polysilicon have increased recently and we expect prices to remain at or above current levels for the foreseeable future, which may constrain our revenue growth and decrease our gross margins and profitability.

Polysilicon is an essential raw material in our production of photovoltaic, or solar, cells. Polysilicon is created by refining quartz or sand. Polysilicon is melted and grown into crystalline ingots by companies specializing in ingot growth. We procure silicon ingots from these suppliers on a contractual basis and then slice these ingots into wafers. We also purchase wafers and polysilicon from third-party vendors. The ingots are sliced and the wafers are processed into solar cells in our Philippines manufacturing facility.

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

Although we have purchase orders and contracts for what we believe will be an adequate supply of silicon ingots through 2006 and approximately 80% of the expected requirements for 2007, our estimates regarding our supply needs may not be correct and our purchase orders may be cancelled by our suppliers. The volume and pricing associated with these purchase orders and contracts may be changed by our suppliers based on market conditions. Our purchase orders are generally non-binding in nature. If our suppliers were to cancel our purchase orders or change the volume or pricing associated with these purchase orders, we may be unable to meet customer demand for our products, which could cause us to lose customers, market share and revenue. This would have a material negative impact on our business and operating results. If our manufacturing yields decrease significantly, we add manufacturing capacity faster than currently planned or our suppliers cancel or fail to deliver, we may not have made adequate provision for our polysilicon needs for the balance of the year. In addition, we currently purchase polysilicon and make advances to suppliers to secure future polysilicon supply, which could adversely affect our liquidity.

In addition, since some of our silicon ingot and wafer arrangements are with suppliers who do not themselves manufacture polysilicon but instead purchase their requirements from other vendors, it is possible that these suppliers will not be able to obtain sufficient polysilicon to satisfy their contractual obligations to us.

There are a limited number of polysilicon suppliers. Many of our competitors also purchase polysilicon from our suppliers. Since we have only been purchasing polysilicon in bulk for slightly more than one year, these other competitors have longer and perhaps stronger relationships with our suppliers than we do. Many of them also have greater buying power than we do. Some of our competitors also have inter-locking board members with their polysilicon suppliers or have entered into joint ventures with their suppliers. Since we have committed to significantly increase our manufacturing output, an inadequate allocation of polysilicon would harm us more than it would harm our competitors.

The inability to obtain sufficient polysilicon ingots or wafers at commercially reasonable prices or at all would adversely affect our ability to meet existing and future customer demand for our products and could cause us to make fewer shipments, lose customers and market share and generate lower than anticipated revenue, thereby seriously harming our business, financial condition and results of operations.

We currently depend on four customers for a high percentage of our total revenue and the loss of, or a significant reduction in orders from, any of these customers, if not immediately replaced, would significantly reduce our revenue and harm our operating results.

Currently, our largest customers for our solar power products are Conergy and Solon, our largest customers for our imaging detector products are GE and Plexus and our largest customer for our infrared detector products is Integration Associates. Conergy AG, or Conergy, accounted for approximately 22% of our total revenue for the three months ended March 31, 2006 and 45% of our total revenue for the year ended December 31, 2005. Solon AG, or Solon, accounted for approximately 28% of our total revenue for the three months ended March 31, 2006 and 16% of our total revenue for the year ended December 31, 2005. General Electric Company, or GE, and its subcontracting partner, Plexus Corp., or Plexus, accounted for less than 10% of our total revenue for the three months ended March 31, 2006 and approximately 10% of our total revenue for the year ended December 31, 2005. The loss of sales to any of these customers would have a significant negative impact on our business. Our agreements with these customers may be cancelled if we fail to meet certain product specifications or materially breach the agreement or in the event of bankruptcy, and our customers may seek to renegotiate the terms of current agreements or renewals. Most of the solar panels we sell to the European market are sold through our agreement with Conergy, and we may enter into similar agreements in the future.

We currently sell to a relatively small number of customers, and we expect our operating results will likely continue to depend on sales to a relatively small number of customers for the foreseeable future, as well as the ability of these customers to sell solar power products that incorporate our solar cells. Our customer relationships have been developed over a short period of time and are generally in their preliminary stages. We cannot be certain that these customers will generate significant revenue for us in the future or if these customer relationships will continue to develop. If our relationships with our other customers do not continue to develop, we may not be able to expand our customer base or maintain or increase our revenue. This is exacerbated by our current manufacturing constraints for solar cells which limit our ability to sell to other customers and our contractual arrangements which require us to sell part of our future output to Conergy, Solon PowerLight Incorporated, or PowerLight. In addition, our business is affected by competition in the market for the end products that each of Conergy, Solon and PowerLight sell, and any decline in their business could harm our business and cause our revenue to decline.

The reduction or elimination of government and economic incentives could cause our revenue to decline.

We believe that the near-term growth of the market for on-grid applications, where solar power is used to supplement a customer’s electricity purchased from the utility network, depends in large part on the availability and size of government and economic incentives. Because a majority of our sales are in the on-grid market, the reduction or elimination of government and economic incentives may adversely affect the growth of this market or result in increased price competition, both of which could cause our revenue to decline.

Today, the cost of solar power exceeds the cost of power furnished by the electric utility grid in many locations. As a result, federal, state and local government bodies in many countries, most notably Germany, Japan and the U.S., have provided incentives in the form of rebates, tax credits and other incentives to end users, distributors, system integrators and manufacturers of solar power products to promote the use of solar energy in on-grid applications and to reduce dependency on other forms of energy. These government economic incentives could be reduced or eliminated altogether. For example, Germany has been a strong supporter of solar power products and systems and political changes in Germany could result in significant reductions or eliminations of incentives, including the reduction of feed-in tariffs over time. Some solar program incentives expire, decline over time, are limited in total funding or require renewal of authority. Net metering policies in Japan could limit the amount of solar power installed there. Reductions in, or eliminations or expirations of, governmental incentives could result in decreased demand for our products and lower revenue.

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

Our quarterly revenue and operating results are difficult to predict and have in the past, and may in the future, fluctuate from quarter to quarter. It is possible that our operating results in some quarters will be below market expectations. Our quarterly operating results are affected by a number of factors, including:

•	the availability and pricing of raw materials, particularly polysilicon;

•	the rate and cost at which we are able to expand our manufacturing capacity to meet customer demand, including costs and timing of adding personnel;

•	timing, availability and changes in government incentive programs;

•	unplanned additional expenses such as manufacturing failures, defects or downtime;

•	acquisition and investment related costs;

•	unpredictable volume and timing of customer orders, some of which are not fixed by contract but vary on a purchase order basis;

•	the loss of one or more key customers or the significant reduction or postponement of orders from these customers;

•	geopolitical turmoil within any of the countries in which we operate or sell our products;

•	foreign currency fluctuations, particularly in the Euro or Philippine peso;

•	our currency hedging activities;

•	our ability to establish and expand customer relationships;

•	changes in our manufacturing costs;

•	changes in the relative sales mix of our solar cells, solar panels and imaging detectors;

•	the availability, pricing and timeliness of delivery of other products, such as inverters which are sourced by a single supplier for our North American customers, necessary for our solar power products to function;

•	our ability to successfully develop, introduce and sell new or enhanced solar power products in a timely manner, and the amount and timing of related research and development costs;

•	the timing of new product or technology announcements or introductions by our competitors and other developments in the competitive environment;

•	decreases in the overall average selling prices of our solar power products and imaging detectors;

•	increases or decreases in electric rates due to fossil fuel prices; and

•	shipping delays.

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

We have incurred operating losses since inception, and may not be able to generate sufficient revenue in the future to achieve or sustain profitability.

We have incurred operating losses since inception and, at March 31, 2006, we had an accumulated deficit of approximately $58.3 million. To achieve profitability, we will need to generate and sustain higher revenue while maintaining reasonable cost and expense levels. We do not know if our revenue will grow, or if so whether it will grow sufficiently to outpace our expenses, which we expect to increase as we expand our manufacturing capacity. We may not be able to achieve or increase profitability on a quarterly or an annual basis. If we do not achieve or sustain profitability or otherwise meet the expectations of securities analysts or investors, the market price of our common stock will likely decline.

Our dependence on a limited number of third-party suppliers for key components for our solar power products could prevent us from delivering our products to our customers within required timeframes, which could result in order cancellations and loss of market share.

In North America, where we intend to increase our sales and marketing efforts, systems incorporating our solar cells and solar panels currently require a specialized inverter. We currently obtain the inverters that we sell with our solar panels from a single supplier and expect to continue to obtain inverters from a single supplier for the foreseeable future. We believe there are only a few suppliers of inverters that are compatible with our solar cells and solar panels, and our supplier is the only one that is currently in commercial production. We have no long-term commitments regarding supply or price from our supplier of inverters, which leaves us vulnerable to the risk that our supplier may stop supplying inverters to us for any reason, including its financial viability. If we or our customers cannot obtain substitute sources of inverters on a timely basis or on acceptable terms, these supply problems may cause our revenue to decline, increase our costs, delay solar power system installations, result in loss of market share or otherwise harm our business.

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

Acquisition of other companies or investments in joint ventures with other companies could adversely affect our operating results, dilute our stockholders’ equity, or cause us to incur additional debt or assume contingent liabilities.

To increase our business and maintain our competitive position, we may acquire other companies or engage in joint ventures in the future. Acquisitions and joint ventures involve a number of risks that could harm our business and result in the acquired business or joint venture not performing as expected, including:

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

We may decide that it is in our best interests to enter into acquisitions or joint ventures that are dilutive to earnings per share or that negatively impact our margins as a whole. In addition, acquisitions or joint ventures could require investment of significant financial resources and require us to obtain additional equity financing, which may dilute our stockholders’ equity, or require us to incur additional indebtedness.

To the extent that we invest in upstream suppliers or downstream channel capabilities, we may experience competition or channel conflict with certain of our existing and potential suppliers and customers. Specifically, existing and potential suppliers and customers may perceive that we are competing directly with them by virtue of such investment, and may decide to reduce or eliminate their supply volume to us or order volume from us. In particular, any supply reductions from our polysilicon, ingot or wafer suppliers could materially reduce our manufacturing volume.

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

We have historically depended on the wafer-slicing operations of third-party vendors to slice ingots into wafers. We have established our own wafer-slicing operations, and in the first quarter of 2006, we sliced approximately 71% of our wafers. If our third-party vendors increase their prices or decrease or discontinue their shipments to us, as a result of equipment malfunctions, competing purchasers or otherwise, and we are unable to obtain substitute wafer-slicing from another vendor on acceptable terms, or increase our own wafer-slicing operations on a timely basis, our sales will decrease, our costs may increase or our business will otherwise be harmed.

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

We have three solar cell production lines which are located in our manufacturing facilities in the Philippines and if we experience interruptions in the operation of these production lines or are unable to add additional production lines, it would likely result in lower revenue and earnings than anticipated.

We currently have three solar cell production lines in operation, which are located at our manufacturing facilities in the Philippines. If our current production lines were to experience any problems or downtime, including those caused by intermittent electricity supply at our Philippines facilities, we would be unable to meet our production targets and our business would suffer. If any piece of equipment were to break down or experience down-time, it could cause our production lines to go down. We have acquired equipment for a fourth cell production line that is expected to be rated at 33 megawatts per year and is expected to decrease per unit operating costs, and we have recently started construction of a second solar cell manufacturing facility next to our existing facility. This expansion has required and will continue to require significant management attention, a significant investment of capital and substantial engineering expenditures and is subject to significant risks including:

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

We expect to continue to make significant capital expenditures, particularly in our manufacturing facilities, and if adequate funds are not available or if the covenants in our credit agreements impair our ability to raise capital when needed, our ability to expand our manufacturing capacity and our business will suffer.

We expect to continue to make significant capital expenditures, particularly in our manufacturing facilities, and anticipate that our expenses will increase substantially in the foreseeable future as we expand our manufacturing operations, hire additional personnel, pay more or make advance payments for raw material, especially polysilicon, increase our sales and marketing efforts and continue our research and development efforts with respect to our products and manufacturing technologies. We expect capital expenditures of approximately $100.0 million in 2006 as we continue to increase our manufacturing capacity. These expenditures would be greater if we decide to bring capacity on line more rapidly. We believe that our current cash and cash equivalents and funds available under our credit facility will be sufficient to fund our capital and operating expenditures over the next 12 months. However, if our financial results or operating plans change from our current assumptions, we may not have sufficient resources to support our business plan. If our capital resources are insufficient to satisfy our liquidity requirements, we may seek to sell additional equity securities or debt securities or obtain other debt financing. The sale of additional equity securities or convertible debt securities would result in additional dilution to our stockholders. Additional debt would result in increased expenses and could require us to abide by covenants that would restrict our operations. Our $25.0 million three year revolving credit facility, or our revolving credit facility, contains customary covenants and defaults, including, among others, limitations on dividends, incurrence of indebtedness and liens and mergers and acquisitions and may restrict our operating flexibility. If adequate funds are not available or not available on acceptable terms or terms consistent with any new our credit agreement we may enter into, our ability to fund our operations, develop and expand our manufacturing operations and distribution network, maintain our research and development efforts or otherwise respond to competitive pressures would be significantly impaired.

Because two of our largest customers purchase our products from us on a fixed price basis, our financial results, including gross margin, may suffer if our manufacturing costs were to increase or purchase orders were changed or cancelled.

Agreements with PowerLight and Solon provide that they will purchase our products from us on a fixed-price basis. Our agreement with Solon, which expires in 2010, provides for a fixed-price basis through 2006. Our agreement with PowerLight provides for a fixed-price basis for a period through 2009. Our manufacturing costs, including the cost of polysilicon, are variable. If our manufacturing costs increase, we would be unable to raise our prices to these customers, which in turn would negatively impact our margins and profits.

We do not have a long-term agreements with other customers but instead operate on a purchase order basis. Although we believe that cancellations to date have been insignificant, our customers may cancel or reschedule purchase orders with us on relatively short notice. Cancellations or rescheduling of customer orders could result in the delay or loss of anticipated sales without allowing us sufficient time to reduce, or delay the incurrence of, our corresponding inventory and operating expenses. In addition, changes in forecasts or the timing of orders from these or other customers expose us to the risks of inventory shortages or excess inventory. This in turn could cause our operating results to fluctuate.

Technological changes in the solar power industry could render our solar power products uncompetitive or obsolete, which could reduce our market share and cause our sales to decline.

The solar power markets are characterized by continually changing technology requiring improved features, such as more efficient and higher power output, improved aesthetics and smaller size. This requires us to continuously develop new solar power products and enhancements for existing solar power products to keep pace with evolving industry standards and changing customer requirements. Technologies developed by others may prove more advantageous than ours for the commercialization of solar power products and may render our technology obsolete. Our failure to further refine our technology and develop and introduce new solar power products could cause our products to become uncompetitive or obsolete, which could reduce our market share and cause our sales to decline. Our research and development expense was $2.0 million in the three months ended March 31, 2006 and $6.5 million in fiscal year 2005. We will need to invest significant financial resources in research and development to maintain our market position, keep pace with technological advances in the solar power industry and to effectively compete in the future.

If our future innovations fail to enable us to maintain or improve our competitive position, especially with respect to solar cell efficiency, we may lose market share. Some solar cells designed by our competitors in laboratory conditions have demonstrated higher efficiency than our solar cells which are currently available for the mass market, and other companies have competing products in development. If we are unable to successfully design, develop and introduce or bring to market competitive new solar cells or other products, or enhance our existing solar cells, we may not be able to compete successfully. Competing solar power technologies may result in lower manufacturing costs or higher product performance than those expected from our solar cells. In addition, if we, or our customers, are unable to manage product transitions, our business and results of operations would be negatively affected.

Evaluating our business and future prospects may be difficult due to our limited history in producing and shipping solar cells and solar panels in commercial volumes.

There is limited historical information available about our company upon which you can base your evaluation of our business and prospects. Although we began to develop and commercialize high-efficiency solar cell technology for use in solar concentrators in 1988 and began shipping product from our pilot manufacturing facility in 2003, we shipped our first commercial A-300 solar cells from our Philippines manufacturing facility in late 2004. Relative to the entire solar industry, we have shipped only a limited number of solar cells and solar panels and have recognized limited revenue. Our future success will require us to continue to scale our manufacturing capacity in our Philippines facilities significantly beyond its current capacity. In addition, our business model, technology and ability to achieve satisfactory manufacturing yields at higher volumes are unproven at significant scale. As a result, you should consider our business and prospects in light of the risks, expenses and challenges that we will face as an early-stage company seeking to develop and manufacture new products in a rapidly growing market.

Our reliance on government contracts to partially fund our research and development programs could impair our ability to develop and incorporate new technologies into our solar power product, and these contracts could negatively affect our intellectual property rights.

Our government contracts enable us to develop new technologies more rapidly than we would have pursued otherwise. Funding from government contracts is recorded as an offset to our research and development expense. We recently entered into a cost-sharing research and development project with the National Renewable Energy Laboratory to fund the design of our next generation solar panels. Payments received under this contract help offset our research and development expense. This contract is expected to fund approximately $1.0 million per year of our research and development expense through May 2008. In the three months ended March 31, 2006, funding from government contracts totaled approximately $0.2 million as an offset to our research and development expense. A reduction or discontinuance of these programs or of our participation in these programs would increase our expenses, which could affect our profitability and impair our ability to develop our solar power technologies.

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

Our current standard product warranty for our solar panels includes a 10-year warranty period for defects in material and workmanship and a 25-year warranty period for declines in power performance as well as a one-year warranty on the functionality of our solar cells. We believe our warranty periods are consistent with industry practice. Due to the long warranty period and our proprietary technology, we bear the risk of extensive warranty claims long after we have shipped product and recognized revenue. We have sold solar cells only since late 2004. Any increase in the defect rate of our products would cause us to increase the amount of warranty reserves and have a corresponding negative impact on our results. Although we conduct accelerated testing of our solar cells and have several years of experience with our all back contact cell architecture, our solar panels have not and cannot be tested in an environment simulating the 25-year warranty period. As a result, we may be subject to unexpected warranty expense, which in turn would harm our financial results.

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

We compete with a large number of competitors in the solar power market, including BP Solar International Inc., Evergreen Solar, Inc., Mitsubishi Electric Corporation, Q-Cells AG, Sanyo Corporation, Sharp Corporation, SolarWorld AG and Suntech Power Holdings Co., Ltd.

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

We rely on Jiawei, a third-party subcontractor in China, to assemble our solar cells into solar panels and perform panel testing and to manage test, packaging, warehousing and shipping of our solar panels. We do not have a long-term agreement with Jiawei and we typically obtain services from them based on short-term purchase orders that are generally aligned with timing specified by our customers’ purchase orders and our sales forecasts. If the operations of our subcontractor were disrupted or their financial stability impaired, or if they should choose not to devote capacity to our solar panels in a timely manner, our business would suffer as we would be unable to produce finished solar panels on a timely basis. In addition, we supply inventory to Jiawei and we bear the risk of loss, theft or damage to our inventory while it is held in their facilities.

As a result of outsourcing this final step in our production, we face several significant risks, including:

•	lack of assembly and testing capacity and higher prices;

•	limited control over delivery schedules, quality assurance and control, manufacturing yields and production costs; and

•	delays resulting from an inability to move production to an alternate provider.

The ability of our subcontractor to perform assembly and test is limited by their available capacity. We do not have a guaranteed level of production capacity with our subcontractor, and it is difficult to accurately forecast our capacity needs because of the shifting mix between sales of solar cells and solar panels and the timing of expanding our manufacturing capacity. Other customers of Jiawei that are larger and better financed than we are, or that have long-term agreements in place, may induce Jiawei to reallocate capacity to them. Any reallocation could impair our ability to secure the supply of solar panels that we need for our customers. In addition, interruptions to the panel manufacturing processes caused by a natural or man-made disaster could result in partial or complete disruption in supply until we are able to shift manufacturing to another facility. It may not be possible to obtain sufficient capacity or comparable production costs at another facility. Migrating our design methodology to a new third-party subcontractor or to a captive panel assembly facility could involve increased costs, resources and development time. Utilizing additional third party subcontractors could expose us to further risk of losing control over our intellectual property and the quality of our solar panels. Any reduction in the supply of solar panels could impair our revenue by significantly delaying our ability to ship products and potentially damage our relationships with existing customers.

If we do not achieve satisfactory yields or quality in manufacturing our solar cells, our sales could decrease and our relationships with our customers and our reputation may be harmed.

The manufacture of solar cells is a highly complex process. Minor deviations in the manufacturing process can cause substantial decreases in yield and in some cases, cause production to be suspended or yield no output. We have from time to time experienced lower than anticipated manufacturing yields. This often occurs during the production of new products or the installation and start-up of new process technologies or equipment. For example, we recently acquired equipment for a fourth cell production line that is rated at 33 megawatts per year and is expected to decrease per unit operating costs, and have started construction of a second solar cell manufacturing facility next to our existing facility. As we expand our manufacturing capacity and bring additional lines or facilities into production, we may experience lower yields initially as is typical with any new equipment or process. We also expect to experience lower yields initially as we migrate our manufacturing processes to thinner wafers. If we do not achieve planned yields, our product costs could increase, and product availability would decrease resulting in lower revenues than expected.

Our ability to continue to manufacture our imaging detectors and our solar cells in our current facilities with our current and planned manufacturing capacities, and therefore to maintain and increase revenue and achieve profitability, depends to a large extent upon the success of our continued relationship with Cypress.

Our imaging detectors are manufactured for us by Cypress and are processed and tested in our San Jose, California facility. We do not have a long-term fixed-price agreement with Cypress for the manufacturing of our imaging detectors, but instead operate on a purchase order basis. The processes for manufacturing our imaging detectors are highly complex, specialized and proprietary. If Cypress is unable to continue manufacturing our imaging detectors for us, our manufacturing output would be interrupted and delayed, and we would incur increased expenses in establishing relationships with alternative manufacturers at market prices. We may not be able to find alternative manufacturers on terms acceptable to us, and we may be unable to establish our own operations in a timely or cost-effective manner, if at all.

We manufacture our solar cells in our Philippines manufacturing facility which we lease from Cypress. We are in the process of expanding existing facilities for solar and panel assembly. If we are unable to expand in our current facility or are required to move our manufacturing facility, we would incur significant expenses as well as lost sales. Furthermore, we may not be able to locate a facility that meets our needs on terms acceptable to us. Any of these circumstances would increase our expenses and decrease our total revenue and could prevent us from achieving profitability.

We have significant international activities and customers, and plan to continue these efforts, which subject us to additional business risks, including logistical complexity, political instability and currency fluctuations.

For the three months ended March 31, 2006 and the year ended December 31, 2005, approximately 66% and 70%, respectively, of our sales were made to customers outside of the United States. We currently have three solar cell production lines in operation, which are located at our manufacturing facility in the Philippines. In addition, our assembly functions are conducted by a third-party subcontractor in China. Risks we face in conducting business internationally include:

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

In addition, although base wages are lower in the Philippines, wages for our employees in the Philippines are increasing, which could result in increased costs to employ our manufacturing engineers. As of March 31, 2006, approximately 92% of our employees were located in the Philippines. We also are faced with competition in the Philippines for employees, and we expect this competition to increase as additional solar companies enter the market and expand their operations. In particular, there may be limited availability of qualified manufacturing engineers. We have benefited from an excess of supply over demand for college graduates in the field of engineering in the Philippines. If this favorable imbalance changes due to increased competition, it could affect the availability or cost of qualified employees, who are critical to our performance. This could increase our costs and turnover rates.

Currency fluctuations in the Euro or the Philippine peso relative to the U.S. dollar could decrease our revenue or increase our expenses.

During the three months ended March 31, 2006 and for the year ended December 31, 2005, approximately 66% and 70%, respectively, of our total revenue was generated outside the United States. We presently have currency exposure arising from sales, capital equipment purchases, prepayments and customer advances denominated in foreign currencies. A majority of our total revenue is denominated in Euros, including our fixed price agreements with Conergy and Solon, and a significant portion is denominated in U.S. dollars while a portion of our costs are incurred and paid in Euros and a smaller portion of our expenses are paid in Philippine pesos and Japanese yen. In addition, our prepayment to Wacker-Chemie and our customer advances from Solon are denominated in Euros.

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

Although we rely primarily on trade secret laws and contractual restrictions to protect the technology in the solar cells we currently manufacture and market, our success and ability to compete in the future may also depend to a significant degree upon obtaining patent protection for our proprietary technology. As of March 31, 2006, in the United States we had seven issued patents, 15 U.S. patent applications pending and 10 foreign patent applications, which cover aspects of the technology in the solar cells we currently manufacture and market. Patents that we currently own or license-in do not cover the solar cells that we presently manufacture and market. Our patent applications may not result in issued patents, and even if they result in issued patents, the patents may not have claims of the scope we seek. In addition, any issued patents may be challenged, invalidated or declared unenforceable. The term of any issued patents would be 20 years from their filing date and if our applications are pending for a long time period, we may have a correspondingly shorter term for any patent that may issue. Our present and future patents may provide only limited protection for our technology and may not be sufficient to provide competitive advantages to us. For example, competitors could be successful in challenging any issued patents or, alternatively, could develop similar or more advantageous technologies on their own or design around our patents. Also, patent protection in certain foreign countries may not be available or may be limited in scope and any patents obtained may not be as readily enforceable as in the United States, making it difficult for us to effectively protect our intellectual property from misuse or infringement by other companies in these countries. Our inability to obtain and enforce our intellectual property rights in some countries may harm our business. In addition, given the costs of obtaining patent protection, we may choose not to protect certain innovations that later turn out to be important.

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

From time to time, we, our customers or third-parties with whom we work may receive letters, including letters from various industry participants, alleging infringement of their patents. Although we are not currently aware of any parties pursuing or intending to pursue infringement claims against us, we cannot assure you that we will not be subject to such claims in the future. Also, because patent applications in the United States and many other jurisdictions are kept confidential for 18 months before they are published, we may be unaware of pending patent applications that relate to our solar cells. Our third-party suppliers may also become subject to infringement claims, which in turn could negatively impact our business. We may also initiate claims to defend our intellectual property. We ceased use of certain licensed technology for which we have not paid royalties since the second quarter of 2004 because our current products do not use the licensed technology. However, the licensor could challenge our actions and litigate against us. Intellectual property litigation is expensive and time-consuming and could divert management’s attention from our business and could have a material adverse effect on our business, operating results or financial condition. If there is a successful claim of infringement against us, our customers or our third-party intellectual property providers, we may be required to pay substantial damages to the party claiming infringement, stop selling products or using technology that contains the allegedly infringing intellectual property, or enter into royalty or license agreements that may not be available on acceptable terms, if at all. Parties making infringement claims may also be able to bring an action before the International Trade Commission that could result in an order stopping the importation into the United States of our solar cells. All these judgments could materially damage our business. We may have to develop non-infringing technology, and our failure in doing so or obtaining licenses to the proprietary rights on a timely basis could have a material adverse effect on our business.

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

We may be unable to continue to expand our business or manage future growth. Our recent expansion has placed, and our planned expansion and any other future expansion will continue to place, a significant strain on our management, personnel, systems and resources. We plan to purchase additional equipment to significantly expand our manufacturing capacity and to hire additional employees to support an increase in manufacturing, research and development and our sales and marketing efforts. To successfully manage our growth and handle the responsibilities of being a public company, we believe we must effectively:

•	hire, train, integrate and manage additional qualified engineers for research and development activities, sales and marketing personnel, and financial and information technology personnel;

•	retain key management and augment our management team, particularly if we lose key members;

•	continue to enhance our customer resource management and manufacturing management systems;

•	implement and improve additional and existing administrative, financial and operations systems, procedures and controls, including the need to integrate our financial internal control systems in our Philippines facility with those of our San Jose, California headquarters;

•	expand and upgrade our technological capabilities; and

•	manage multiple relationships with our customers, suppliers and other third parties.

We may encounter difficulties in effectively managing the budgeting, forecasting and other process control issues presented by rapid growth. If we are unable to manage our growth effectively, we may not be able to take advantage of market opportunities, develop new solar cells and other products, satisfy customer requirements, execute our business plan or respond to competitive pressures.

We had approximately 1,053 full-time employees as of March 31, 2006, and we anticipate that we will need to hire a significant number of highly skilled technical, manufacturing, sales, marketing, administrative and accounting personnel if we are to successfully develop and market our products and expand and operate our expanded manufacturing facility. The competition for qualified personnel is intense in our industry. We may not be successful in attracting and retaining sufficient numbers of qualified personnel to support our anticipated growth. We may have more difficulty attracting personnel after we become a public company because of the perception that the stock option component of our compensation package may not be as valuable.

The success of our business depends on the continuing contributions of our key personnel.

We rely heavily on the services of our key executive officers, including Thomas H. Werner, our Chief Executive Officer, Emmanuel T. Hernandez, our Chief Financial Officer, Dr. Richard Swanson, our President and Chief Technology Officer, PM Pai, our Chief Operating Officer and Peter Aschenbrenner, our Vice President of Sales and Marketing. The loss of services of any principal member of our management team, particularly Thomas H. Werner, Emmanuel T. Hernandez, Dr. Richard Swanson, PM Pai and Peter Aschenbrenner could adversely impact our operations. In addition, our technical personnel represent a significant asset and serve as the source of our technological and product innovations. We believe our future success will depend upon our ability to retain these key employees and our ability to attract and retain other skilled managerial, engineering and sales and marketing personnel. However, we cannot guarantee that any employee will remain employed at the Company for any definite period of time since all of our employees, including Messrs. Werner, Hernandez, Swanson, Pai and Aschenbrenner, serve at-will and may terminate their employment at any time for any reason.

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

We prepare our financial statements to conform with generally accepted accounting principles, or GAAP, in the United States. These accounting principles are subject to interpretation by the American Institute of Certified Public Accountants, the SEC and various bodies formed to interpret and create appropriate accounting policies. A change in those policies can have a significant effect on our reported results and may affect our reporting of transactions completed before a change is announced. Changes to those rules or the questioning of current practices may adversely affect our reported financial results or the way we conduct our business. For example, accounting policies affecting many aspects of our business, including rules relating to employee stock option grants, have recently been revised. The Financial Accounting Standards Board, or the FASB, and other agencies have made changes to U.S. generally accepted accounting principles, or GAAP, that required us, starting in our first quarter of fiscal 2006, to record a charge to earnings for employee stock option grants and other equity incentives. We may have significant and ongoing accounting charges resulting from option grant and other equity awards that could reduce our net income or increase our net loss. In addition, since we historically have used equity-related compensation as a component of our total employee compensation program, the accounting change could make the use of equity-related compensation less attractive to us and therefore make it more difficult to attract and retain employees.

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

We are required to comply with all foreign, federal, state and local laws and regulations regarding pollution control and protection of the environment. In addition, under some statutes and regulations, a government agency, or other parties, may seek recovery and response costs from operators of property where releases of hazardous substances have occurred or are ongoing, even if the operator was not responsible for such release or otherwise at fault. We use, generate and discharge toxic, volatile and otherwise hazardous chemicals and wastes in our research and development and manufacturing activities. Any failure by us to control the use of, or to restrict adequately the discharge of, hazardous substances could subject us to potentially significant monetary damages and fines or suspensions in our business operations. In addition, if more stringent laws and regulations are adopted in the future, the costs of compliance with these new laws and regulations could be substantial. To date such laws and regulations have not had a significant impact on our business and we believe that we have all necessary permits to conduct our business as it is presently conducted. If we fail to comply with present or future environmental laws and regulations, however, we may be required to pay substantial fines, suspend production or cease operations. Under our separation agreement with Cypress, we will indemnify Cypress from any environmental liabilities associated with our operations and facilities in San Jose, California and the Philippines .

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

As of March 31, 2006, Cypress owned all 52,033,287 shares of class B common stock, representing approximately 85% of the total outstanding shares of common stock or 98% of the voting power of outstanding capital stock. The holders of our class A common stock and our class B common stock have substantially similar rights, preferences, and privileges except with respect to voting and conversion rights and other protective provisions. Holders of our class B common stock are entitled to eight votes per share of class B common stock, and the holders of our class A common stock are entitled to one vote per share of class A common stock. If Cypress transfers shares of our class B common stock to any party other than a successor in interest or a subsidiary of Cypress prior to a tax-free distribution to its stockholders, those shares would automatically convert into class A common stock. Other than through such transfers or voluntary conversions by Cypress of class B common stock to class A common stock, only at such time, if at all, as Cypress, its successors in interest and its subsidiaries collectively own less than 40% of the shares of all classes of our common stock then outstanding and Cypress has not effected a tax-free distribution of our class B common stock to its stockholders prior to such time will all shares of our class B common stock automatically convert into shares of our class A common stock on a one-for-one basis. For so long as Cypress, its successors in interest and its subsidiaries hold shares of our class B common stock, Cypress will be able to elect all of the members of our board of directors.

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

Our historical financial information as a business segment of Cypress prior to our initial public offering may not be representative of our results as an independent public company.

The historical financial information we have included in this quarterly report on Form 10-Q does not necessarily reflect what our financial position, results of operations or cash flows would have been had we been an independent entity during the historical periods presented prior to our initial public offering. The historical costs and expenses reflected in our audited and unaudited consolidated financial statements include an allocation for certain corporate functions historically provided by Cypress prior to our initial public offering, including centralized legal, tax, treasury, information technology, employee benefits and other Cypress corporate services and infrastructure costs. These expense allocations were based on what we and Cypress considered to be reasonable reflections of the utilization of services provided or the benefit received by us. The historical financial information prior to our initial public offering is not necessarily indicative of what our results of operations, financial position, cash flows or costs and expenses will be in the future. We have not made adjustments to such historical financial information to reflect many significant changes that occurred or may yet occur in our cost structure, funding and operations as a result of our separation from Cypress, including changes in our employee base, changes in our tax structure, potential increased costs associated with reduced economies of scale and increased costs associated with being a publicly traded, stand-alone company. For additional information, see “Selected Consolidated Financial Data,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our audited and unaudited consolidated financial statements and notes thereto.

Our ability to operate our business effectively may suffer if we are unable to cost-effectively establish our own administrative and other support functions in order to operate as a stand-alone company after the expiration of our services agreements with Cypress.

As a subsidiary of Cypress, we have relied on administrative and other resources of Cypress to operate our business. In connection with our initial public offering, we entered into various service agreements to retain the ability for specified periods to use these Cypress resources. We need to create our own administrative and other support systems or contract with third parties to replace Cypress’ systems. In addition, we recently established disclosure controls and procedures and internal control over financial reporting as part of our becoming a separate public company in November 2005. These services may not be provided at the same level as when we were a wholly owned subsidiary of Cypress, and we may not be able to obtain the same benefits that we received prior to the separation. These services may not be sufficient to meet our needs, and after our agreements with Cypress expire, we may not be able to replace these services at all or obtain these services at prices and on terms as favorable as we currently have with Cypress. Any failure or significant downtime in our own administrative systems or in Cypress’ administrative systems during the transitional period could result in unexpected costs, impact our results and/or prevent us from paying our suppliers or employees and performing other administrative services on a timely basis. For a description of these services, please see the section entitled “Certain Relationships and Related Transactions” in our 2006 Proxy Statement.

We may experience increased costs resulting from a decrease in our purchasing power and we may have difficulty obtaining new customers due to our relatively small size after our separation from Cypress.

Historically, we were able to take advantage of Cypress’ size and purchasing power in procuring goods, technology and services, including insurance, employee benefit support and audit services. We are a smaller company than Cypress, and we cannot assure you that we will have access to financial and other resources comparable to those available to us prior to our separation from Cypress. As an independent company, we may be unable to obtain goods, technology and services at prices or on terms as favorable as those available to us prior to our separation from Cypress, which could increase our costs and reduce our profitability. In addition, as a smaller, separate, stand-alone company, we may encounter more customer concerns about our viability as a separate entity, which could harm our business, financial condition and results of operations. Our future success depends on our ability to maintain our current relationships with existing customers, and we may have difficulty attracting new customers.

Our agreements with Cypress require us to indemnify Cypress for certain tax liabilities. These indemnification obligations may limit our ability to obtain additional financing or participate in future acquisitions for up to two years.

We have entered into a tax sharing agreement with Cypress, under which we and Cypress agree to indemnify one another for certain taxes and similar obligations that the other party could incur under certain circumstances. In general, we will be responsible for taxes relating to our business. Furthermore, we may be held jointly and severally liable for taxes determined on a consolidated basis even though Cypress is required to indemnify us for its taxes pursuant to the tax sharing agreement. After the date we cease to be a member of Cypress’ consolidated, combined or unitary group for federal income tax purposes or state income tax purposes, as and to the extent that we become entitled to utilize on our separate tax returns portions of those credit or loss carryforwards existing as of such date, we will distribute to Cypress the tax effect (estimated to be 34% for federal income tax purposes) of the amount of such tax loss carryforwards so utilized and the amount of any credit carryforwards so utilized. We will distribute these amounts to Cypress in cash or in our shares, at our option. As of December 31, 2005, we had approximately $36.5 million of federal net operating loss carryforwards and approximately $4.8 million of California net operating loss carryforwards, meaning that such potential future payments to Cypress, which would be made over a period of several years, would therefore aggregate approximately $15.0 million. For a more complete description of the tax sharing agreement, please see the section entitled “Relationship with Cypress Semiconductor Corporation—Tax Sharing Agreement” in our 2006 Proxy Statement.

If Cypress distributes our class B common stock to Cypress stockholders in a transaction intended to qualify as a tax-free distribution under Section 355 of the Internal Revenue Code, or the Code, Cypress intends to obtain an opinion of counsel to the effect that such distribution qualifies under Section 355 of the Code. Despite such an opinion, however, the distribution may nonetheless be taxable to Cypress under Section 355(e) of the Code if 50% or more of our voting power or economic value is acquired as part of a plan or series of related transactions that includes the distribution of our stock. The tax sharing agreement includes our obligation to indemnify Cypress for any liability incurred as a result of issuances or dispositions of our stock after the distribution, other than liability attributable solely to certain dispositions of our stock by Cypress, that cause Cypress’ distribution of shares of our stock to its stockholders to be taxable to Cypress under Section 355(e) of the Code. Under current law, following a distribution by Cypress and for up to two years thereafter, our obligation to indemnify Cypress will be triggered only if we issue stock or otherwise participate in one or more transactions other than the distribution in which 50% or more of our voting power or economic value is acquired in financing or acquisition transactions that are part of a plan or series of related transactions that includes the distribution. If such an indemnification obligation is triggered, the extent of our liability to Cypress will generally equal the product of (a) Cypress’ top marginal federal and state income tax rate for the year of the distribution, and (b) the difference between the fair market value of our class B common stock distributed to Cypress stockholders and Cypress’ tax basis in such stock as determined on the date of the distribution. Our ability to use our equity to obtain additional financing or to engage in acquisition transactions for a period of time after a distribution will be restricted if we can only sell or issue a limited amount of our stock before triggering our obligation to indemnify Cypress for taxes it incurs under Section 355(e) of the Code.

For example, under the current tax rules, if Cypress were to make a complete distribution of its class B common stock and our total outstanding capital stock at the time of such distribution was 67,000,000 shares, unless we qualified for one of several safe harbor exemptions available under the Treasury Regulations, in order to avoid our indemnification obligation to Cypress, we could not, for up two years from the date of Cypress’ distribution, issue 67,000,000 or more shares of class A common stock, nor could we participate in one or more transactions (excluding the distribution itself) in which 33,500,000 or more shares of our then existing class A common stock were to be acquired in connection with a plan or series of related transactions that includes the distribution. In addition, these limits could be lower depending on certain actions that we or Cypress might take before or after a distribution. If we were to participate in such a transaction, assuming Cypress distributed 52,000,000 shares, Cypress’ top marginal income tax rate is 40% for federal and state income tax purposes, the fair market value of our class B common stock is $35.00 per share and Cypress’ tax basis in such stock is $5.00 per share on the date of their distribution, then our liability under our indemnification obligation to Cypress would be approximately $624 million.

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

Some of our directors and executive officers own Cypress common stock and options to purchase Cypress common stock. In addition, some of our directors are executive officers and/or directors of Cypress. Ownership of Cypress common stock and options to purchase Cypress common stock by our directors and officers and the presence of executive officers or directors of Cypress on our board of directors could create, or appear to create, conflicts of interest with respect to matters involving both us and Cypress. For example, corporate opportunities may arise that concern both of our businesses, such as the potential acquisition of a particular business or technology that is complementary to both of our businesses. In these situations, our amended and restated certificate of incorporation provides that directors and officers who are also directors or officers of Cypress have no duty to communicate or present such corporate opportunity to us unless it is specifically applicable to the solar energy business and not applicable to or reasonably related to any business conducted by Cypress, have the right to deal with such corporate opportunity in their sole discretion and shall not be liable to us or our stockholders for breach of fiduciary duty by reason of the fact that such director or officer pursues or acquires such corporate opportunity for itself or for Cypress. In addition, we have not established at this time any procedural mechanisms to address actual or perceived conflicts of interest of these directors and officers and expect that our board of directors, in the exercise of its fiduciary duties, will determine how to address any actual or perceived conflicts of interest on a case-by-case basis. If any corporate opportunity arises and if our directors and officers do not pursue it on our behalf pursuant to the provisions in our amended and restated certificate of incorporation, we may not become aware of, and may potentially lose, a significant business opportunity.

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

Cypress’ ability to replace our board of directors may make it difficult for us to recruit independent directors.

Cypress may at any time replace our entire board of directors. Furthermore, some actions of our board of directors require the approval of 75% of our directors except to the extent this condition is waived by Cypress. As a result, unless and until Cypress, its successors in interest and its subsidiaries collectively own less than 40% of the shares of all classes of our common stock then outstanding and Cypress is no longer consolidating us for accounting purposes, Cypress could exercise significant control over our board of directors. As such, individuals who might otherwise accept a board position at SunPower may decline to serve.

Risks Related to Our Common Stock

Our stock price is volatile, and a liquid trading market for our class A common stock may not develop or be sustained.

Our class A common stock has a limited trading history in a public market. We cannot predict how liquid the market for our common stock might become. The trading price of our class A common stock could be subject to wide fluctuations due to the factors discussed in this risk factors section and elsewhere in this Quarterly Report. In addition, the stock market in general and The Nasdaq National Market and technology companies in particular have experienced extreme price and volume fluctuations. These trading prices and valuations may not be sustainable. These broad market and industry factors may decrease the market price of our class A common stock, regardless of our actual operating performance. In addition, in the past, following periods of volatility in the overall market and the market price of a company’s securities, securities class action litigation has often been instituted against these companies. This litigation, if instituted against us, could result in substantial costs and a diversion of our management’s attention and resources.

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

Sales of our class A common stock in the public market or sales of any other securities in our Company, or the perception that such sales could occur, could cause the market price of our class A common stock to decline. As of March 31, 2006 we had 9,059,197 shares of class A common stock outstanding and Cypress owns the 52,033,287 outstanding shares of our class B common stock, representing approximately 85% of the outstanding shares of our common stock. Cypress may convert these shares into class A common stock at any time. Cypress has no contractual obligation to retain its shares of our common stock, except that Cypress has agreed not to sell or distribute any of its shares of our common stock without the consent of Credit Suisse First Boston LLC and Lehman Brothers Inc. until 270 days after November 16, 2005 (the date of the final prospectus for our IPO). Subject to applicable U.S. federal and state securities laws, Cypress may sell or distribute to its stockholders any or all of the shares of our common stock that it owns, which may or may not include the sale of a controlling interest in us, either (1) after the expiration of this 270-day period or (2) before the expiration of this 270-day period with the consent of Credit Suisse First Boston LLC and Lehman Brothers Inc.

We have filed a registration statement on Form S-8 under the Securities Act covering 6,332,549 shares of class A common stock issuable under outstanding options under our 1988 Incentive Stock Plan, under our 1996 Stock Plan and under non-plan options granted to employees and consultants and 106,839 shares reserved for future issuance as of March 31, 2006 under our 2005 Stock Incentive Plan. Shares registered under this registration statement are available for sale in the open market, although sales of shares held by our affiliates will be limited by Rule 144 volume limitations. The lock-up agreement with respect to these shares expires on May 16, 2006.

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

If Cypress distributes to its stockholders shares of our common stock that it owns, which it has agreed not to do for 270 days after November 16, 2005 (the date of our final prospectus for our IPO) substantially all of these shares would be eligible for immediate resale in the public market. We are unable to predict whether significant amounts of our common stock would be sold in the open market in anticipation of, or after, any such distribution. We also are unable to predict whether a sufficient number of buyers for shares of our class A common stock would be in the market at that time.

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

As a public company, we incur significant legal, accounting and other expenses. In addition, the Sarbanes-Oxley Act of 2002, as well as rules subsequently implemented by the SEC and The Nasdaq Stock Market, have required changes in corporate governance practices of public companies. We expect these new rules and regulations to increase our legal and financial compliance costs in 2006 and beyond, and to make some activities more time-consuming and costly. We also expect these new rules and regulations to make it more difficult and more expensive for us to obtain director and officer liability insurance in the future and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified persons to serve on our board of directors or as executive officers.

Item 4. Submission of Matters to a Vote of Security Holders

At our Annual Meeting of Stockholders on May 4, 2006, stockholders (1) elected each of the director nominees, (2) ratified the selection of PricewaterhouseCoopers LLP as our independent registered public accountants for the fiscal year ending December 31, 2006, and (3) approved an amendment to the 2005 Stock Incentive Plan to increase by 250,000 the number of shares reserved for issuance under the Plan. The results were as follows:

1.	Proposal One — Election of Directors:

	Number of Shares
	Voted For	Withheld
T. J. Rogers	58,257,701	26,934
Thomas H. Werner	58,258,108	31,256
W. Steve Albrecht	58,072,666	211,968
Betsy S. Atkins	58,266,028	18,606
Pat Wood III	58,258,945	25,689

2.	Proposal Two — Ratification of PricewaterhouseCoopers LLP:

Number of Shares
Voted for	Against	Abstain
58,258,946	22,830	2,857

3.	Proposal Three — Approval of the amendment to the 2005 Stock Incentive Plan:

Number of Shares
Voted for	Against	Abstain
52,645,237	3,884,245	1,669

Item 6. Exhibits

Exhibit Number	Description

10.34†	Supply Agreement between the Registrant and Siltronic AG dated March 8, 2006.

10.35†	Terms and Conditions between SunPower Philippines Manufacturing Ltd. and M. Setek Company Ltd. dated January 1, 2005.

10.36†	Office Lease Agreement, dated May 15, 2006, between the Registrant and Cypress Semiconductor Corporation.

31.1	Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†	Confidential treatment has been requested for portions of this exhibit.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

SUNPOWER CORPORATION

Dated: May 16, 2006	By:	/s/ EMMANUEL T. HERNANDEZ
Emmanuel T. Hernandez
Chief Financial Officer

Index to Exhibits

Exhibit Number	Description

10.34†	Supply Agreement between the Registrant and Siltronic AG dated March 8, 2006.

10.35†	Terms and Conditions between SunPower Philippines Manufacturing Ltd. and M. Setek Company Ltd. dated January 1, 2005.

10.36†	Office Lease Agreement, dated May 15, 2006, between the Registrant and Cypress Semiconductor Corporation.

31.1	Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†	Confidential treatment has been requested for portions of this exhibit.