Form 10-Q
period 2006-07-02
SUNPOWER CORP
filed 2006-08-16
CIK 867773

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 2, 2006

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

The total number of outstanding shares of the registrant’s class A common stock as of August 7, 2006 was 16,877,260. The total number of outstanding shares of the registrant’s class B common stock as of August 7, 2006 was 52,033,287.

SunPower Corporation

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

SunPower Corporation

Condensed Consolidated Balance Sheets

(in thousands, except share data)

(unaudited)

	June 30, 2006	December 31, 2005
Assets
Current assets:
Cash and cash equivalents	$277,493	$143,592
Short-term investments	19,900	—
Accounts receivable, net	34,263	25,498
Inventories	21,566	13,147
Prepaid expenses and other current assets	19,888	3,236

Total current assets	373,110	185,473
Property and equipment, net	136,436	110,559
Goodwill	2,883	2,883
Intangible assets, net	16,389	18,739
Advances to suppliers, net of current portion	13,429	—

Total assets	$542,247	$317,654

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$22,173	$14,194
Accounts payable to Cypress	3,262	2,533
Accrued liabilities	10,878	4,541
Current portion of customer advances	11,504	8,962

Total current liabilities	47,817	30,230
Deferred tax liability	—	336
Customer advances, net of current portion	30,609	28,438

Total liabilities	78,426	59,004

Commitments and contingencies (Note 12)
Stockholders’ Equity:
Preferred stock, $0.001 par value per share; 10,042,490 shares authorized; none issued and outstanding	—	—
Common stock, $0.001 par value; 375,000,000 shares authorized; 68,848,800 and 61,092,484 shares issued and outstanding at June 30, 2006 and December 31, 2005, respectively	69	61
Additional paid-in capital	518,446	316,617
Accumulated other comprehensive income (loss)	(1,800)	505
Accumulated deficit	(52,894)	(58,533)

Total stockholders’ equity	463,821	258,650

Total liabilities and stockholders’ equity	$542,247	$317,654

The accompanying notes are an integral part of these condensed consolidated financial statements.

SunPower Corporation

Condensed Consolidated Statements of Operations

(in thousands, except per share data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Revenue	$54,695	$16,400	$96,653	$27,492

Costs and expenses:
Cost of revenue	43,248	17,585	79,514	30,678
Research and development	2,588	1,360	4,584	3,027
Sales, general and administrative	4,985	2,203	9,366	4,003

Total costs and expenses	50,821	21,148	93,464	37,708

Operating income (loss)	3,874	(4,748)	3,189	(10,216)
Interest income (expense)	1,569	(1,398)	2,403	(3,184)
Other income (expense), net	353	(190)	490	(173)

Income (loss) before income tax provision	5,796	(6,336)	6,082	(13,573)
Income tax provision	412	—	443	—

Net income (loss)	$5,384	$(6,336)	$5,639	$(13,573)

Net income (loss) per share:
Basic	$0.08	$(0.36)	$0.09	$(1.29)
Diluted	$0.08	$(0.36)	$0.08	$(1.29)
Weighted-average shares:
Basic	64,040	17,614	62,583	10,508
Diluted	69,408	17,614	68,172	10,508

The accompanying notes are an integral part of these condensed consolidated financial statements.

SunPower Corporation

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2006	2005
Cash flows from operating activities
Net income (loss)	$5,639	$(13,573)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	7,459	3,220
Amortization of intangibles	2,350	2,350
Changes in foreign currency derivatives	(2,305)	2,549
Stock-based compensation	2,549	184
Impairment charge related to equipment	—	461
Loss on disposal of fixed assets	48	—
Interest expense related to warrants and notes payable	—	3,184
Changes in operating assets and liabilities:
Accounts receivable	(8,765)	(10,722)
Inventories	(8,349)	(2,845)
Prepaid expenses and other current assets	(905)	1,842
Advances to suppliers	(19,176)	—
Accounts payable	7,979	(1,076)
Accounts payable to Cypress	729	4,323
Accrued liabilities and deferred tax liabilities	6,001	(4,210)
Advances from customers	4,713	15,536

Net cash provided by (used in) operating activities	(2,033)	1,223

Cash flows from investing activities
Purchase of property and equipment	(33,384)	(23,261)
Purchase of marketable securities	(22,900)	—
Proceeds from sale of marketable securities	3,000	—
Note receivable	(10,000)	—

Net cash used in investing activities	(63,284)	(23,261)

Cash flows from financing activities
Proceeds from debt obligations to Cypress	—	12,500
Proceeds from issuance of preferred stock, net of issuance costs	—	7,000
Proceeds from issuance of common stock to Cypress	—	7,084
Principal payments on notes payable to Cypress	—	(248)
Proceeds from issuance of common stock, net	197,431	—
Proceeds from exercise of stock options	1,787	17

Net cash provided by financing activities	199,218	26,353

Net increase in cash and cash equivalents	133,901	4,315
Cash and cash equivalents at beginning of period	143,592	3,776

Cash and cash equivalents at end of period	$277,493	$8,091

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

In November 2005, the Company raised net proceeds of $145.6 million in an initial public offering of 8.8 million shares of common stock at a price of $18.00 per share. In May 2006, the Company completed a follow-on public offering of 7.0 million shares of its common stock, at a per share price of $29.50, and received proceeds of $197.4 million, net of issuance costs.

Cypress made a significant investment in the Company in 2002. On November 9, 2004, Cypress completed a reverse triangular merger with the Company in which all of the outstanding minority equity interest of SunPower was retired, effectively giving Cypress 100% ownership of all of our then outstanding shares of capital stock but leaving our unexercised warrants and options outstanding. After completion of the Company’s initial public offering in November 2005 (“IPO”), Cypress held, in the aggregate, 52,033,287 shares of class B common stock. Including the effect of the secondary public offering in May 2006, Cypress holds approximately 76% of the Company’s total outstanding shares of common stock or approximately 70% on a fully diluted basis after taking into account outstanding stock options. Cypress also holds approximately 96% of the voting power of the Company’s total outstanding capital stock.

The financial statements include allocations of certain Cypress expenses, including centralized legal, tax, treasury, information technology, employee benefits and other Cypress corporate services and infrastructure costs. The expense allocations have been determined based on a method that Cypress and the Company considered to be reasonable reflections of the utilization of services provided or the benefit received by the Company. The financial information included herein may not be indicative of the consolidated financial position, operating results, and cash flows of the Company in the future, or what they would have been had the Company been a separate stand-alone entity during the periods presented. See Note 7 for additional information on the transactions with Cypress.

As of June 30, 2006, the Company has an accumulated deficit of $52.9 million and, with the exception of fiscal 2006 to date, has a history of operating losses. The Company is subject to a number of business risks, including, but not limited to, an industry-wide shortage of polysilicon, an essential raw material in the production of solar cells; limited suppliers for capital equipment; concentration of revenue among few customers; competition from other companies with a longer operating history and significantly greater financial resources; the dependency on a third-party subcontractor; the ability to obtain adequate financing to fund operating activities; dependence on key employees; and the ability to attract and retain additional qualified personnel.

Fiscal Year

The Company reports on a fiscal-year basis and ends its quarters on the Sunday closest to the end of the applicable calendar quarter, except in a 53-week fiscal year, in which case the additional week falls into the fourth quarter of that fiscal year. Both fiscal 2005 and 2006 consist of 52 weeks. The second quarter of fiscal 2006 ended on July 2, 2006 and the second quarter of fiscal 2005 ended on July 3, 2005. For presentation purposes only, the consolidated financial statements and notes refer to the calendar year end and month end of each respective period.

Basis of Presentation

The accompanying condensed consolidated interim financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. The year-end condensed balance sheet data was derived from audited financial statements. Accordingly, these financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the Financial Statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, which the Company believes are necessary for a fair statement of the

Company’s financial position as of June 30, 2006 and its results of operations for the three and six months ended June 30, 2006 and 2005, respectively. These condensed consolidated financial statements are not necessarily indicative of the results to be expected for the entire year.

Recent Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, and Related Implementation Issues” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a Company’s financial statements in accordance with FASB 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective as of the beginning of fiscal years that begin after December 15, 2006. The Company is currently evaluating the effects of implementing this new standard.

In June 2006, the FASB ratified the provisions of Emerging Issues Task Force (“EITF”) Issue No. 06-2, “Accounting for Sabbatical Leave and Other Similar Benefits Pursuant to FASB Statement No. 43, Accounting for Compensated Absences” (“EITF Issue No. 06-2”). EITF Issue No. 06-2 requires that compensation expense associated with a sabbatical leave, or other similar benefit arrangement, be accrued over the requisite service period during which an employee earns the benefit. EITF Issue No. 06-2 is effective for fiscal years beginning after December 15, 2006 and should be recognized as either a change in accounting principle through a cumulative-effect adjustment to retained earnings as of the beginning of the year of adoption or a change in accounting principle through retrospective application to all prior periods. The adoption of this EITF is not expected to have a material effect on the Company’s Consolidated Financial Statements.

In May 2005, the FASB issued Statement of Financial Accounting Standards No. 154 (“SFAS No. 154”), “Accounting Changes and Error Corrections,” which replaces Accounting Principles Board Opinion No. 20, “Accounting Changes,” and Statement of Financial Accounting Standards No. 3, “Reporting Accounting Changes in Interim Financial Statements — An Amendment of APB Opinion No. 28.” SFAS No. 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. Previously, most voluntary changes in accounting principles required recognition via a cumulative effect adjustment within net income of the period of the change. It establishes retrospective application, or the earliest practicable date, as the required method for reporting a change in accounting principle and restatement with respect to the reporting of a correction of an error. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. SFAS No. 154 was adopted by the Company in the first quarter of 2006 and did not have any impact on our results of operations or financial condition as we made no such changes.

Note 2. Balance Sheet Components

(In thousands)	June 30, 2006	December 31, 2005
Inventories:
Raw materials	$8,299	$6,214
Work-in-process	572	351
Finished goods	12,695	6,582

	$21,566	$13,147

Prepaid expenses and other current assets:
Note receivable	$10,000	$—
Advances to suppliers, current portion	5,747	—
Other prepaid expenses	4,141	3,236

	$19,888	$3,236

Property and equipment:
Manufacturing equipment	$90,789	$60,807
Computer equipment	2,153	1,738
Furniture and fixtures	83	124
Leasehold improvements	34,491	24,372
Construction-in-process (manufacturing facility in the Philippines)	26,213	33,684

	153,729	120,725
Less: Accumulated depreciation and amortization	(17,293)	(10,166)

	$136,436	$110,559

(In thousands)	June 30, 2006	December 31, 2005
Intangible assets:
Purchased technology	$18,139	$18,139
Patents	3,811	3,811
Trademark and other	2,066	2,066

	24,016	24,016

Accumulated amortization of intangible assets:
Purchased technology	(5,774)	(3,999)
Patents	(1,172)	(749)
Trademark and other	(681)	(529)

	(7,627)	(5,277)

	$16,389	$18,739

The estimated future amortization expense related to intangible assets as of June 30, 2006 is as follows:

2006 (remaining six months)	$2,340
2007	4,493
2008	3,873
2009	3,590
2010	2,093

	$16,389

Accrued liabilities:
Foreign exchange derivative liability	$3,648	$49
Employee compensation and employee benefits	1,478	1,173
Warranty reserve	1,988	574
Accrued legal expenses	743	67
Other	3,021	2,678

	$10,878	$4,541

Note 3. Short-Term Investments

The Company began investing in auction rate securities which are classified as short-term investments and carried at their market values. At June 30, 2006, the Company had $19.9 million invested in auction rate securities, which are bought and sold in the marketplace through a bidding process sometimes referred to as a “Dutch Auction.” After the initial issuance of the securities, the interest rate on the securities resets periodically, at intervals set at the time of issuance (e.g., every seven, twenty-eight, or thirty-five days; every six months; etc.), based on the market demand at the reset period. The “stated” or “contractual” maturities for these securities, however, generally are 20 to 30 years. Despite the long-term maturities, the Company has the ability and intent, if necessary, to liquidate any of these investments in order to meet the Company’s working capital needs within its normal operating cycles.

The Company has classified these investments as available-for-sale securities under Statement of Financial Accounting Standards No. 115 “Accounting for Investment in Certain Debt and Equity Securities” (SFAS No. 115). As these securities trade at their par values, the Company has not recorded any gains or losses in comprehensive income during the quarter ended June 30, 2006.

Note 4. Net Income (Loss) per Share

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

For the three and six months ended June 30, 2005, outstanding convertible preferred stock, stock options to purchase common stock and warrants to purchase preferred and common stock, were excluded from the calculation of diluted net loss per share as the Company was in a net loss position and their inclusion would have been anti-dilutive.

The following is a summary of all outstanding anti-dilutive potential common shares:

	As of June 30,
(In thousands)	2006	2005
Convertible preferred stock	—	44,915
Stock options	74	12,304
Common stock warrants	—	7,643

The following table sets forth the computation of basic and diluted weighted-average common shares:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2006	2005	2006	2005
Basic weighted-average common shares	64,040	17,614	62,583	10,508
Effect of dilutive securities:
Stock options	5,317	—	5,555	—
Restricted stock	51	—	34	—

Weighted-average common shares for diluted computation	69,408	17,614	68,172	10,508

Note 5. Comprehensive Income (Loss)

Comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Comprehensive income (loss) includes unrealized gains and losses on the Company’s available-for-sale investments and derivatives.

The components of comprehensive income (loss), net of tax, were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2006	2005	2006	2005
Net income (loss)	$5,384	$(6,336)	$5,639	$(13,573)
Unrealized gain (loss) on derivatives, net of tax	(1,429)	1,278	(2,305)	2,549

Total comprehensive income (loss)	$3,955	$(5,058)	$3,334	$(11,024)

Note 6. Advances to Suppliers and Other Current Assets

In April 2006, the Company loaned $10.0 million to a third-party company pursuant to a one-year interest-bearing note receivable that is convertible into equity at its option.

In January 2006, the Company made a cash deposit of 10.5 million Euro (approximately $13.4 million as of June 30, 2006) to a vendor of polysilicon. Under the terms of the related agreement, the vendor will sell the Company a total of 45.0 million Euros (approximately $53.3 million based on the exchange rate at the date the agreement was entered into) of polysilicon in fixed annual quantities and at fixed prices over a ten-year period beginning in fiscal 2008.

In March 2006, the Company entered into an agreement with a vendor of ingots to purchase a total of $55.5 million of ingots over a period of five years beginning in July 2006 (the “purchase period”). The terms of the agreement require remittance of preset amounts at six-month intervals over the purchase period. As of June 30, 2006, the Company had paid $5.6 million to the vendor, and no purchases had yet been applied against such prepayment.

The Company has agreements with other suppliers of polysilicon, ingots and wafers that also require prepayment obligations over the term of the arrangements. Inclusive of the supply agreements entered in July and August 2006 (see Note 14), the Company’s future prepayment obligations total approximately $119.8 million, payable over the next three years.

Note 7. Transactions with Cypress

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

Under the terms of the agreement, Cypress will continue to make infrared and imaging detector products for the Company at prices consistent with the then current Cypress transfer pricing, which is equal to the forecasted cost to Cypress to manufacture the wafers, for the earlier of the three years from the Company’s IPO or until a change in control of the Company occurs, which includes until such time as Cypress ceases to own at least a majority of the aggregate number of shares of all classes of the Company common stock then outstanding, after which a new supply agreement may be negotiated or the Company and Cypress will negotiate a reasonable winding-up procedure. In addition, the Company may use other Cypress fabs for development work on a cost per activity basis.

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

Administrative Services Provided by Cypress

Cypress has seconded employees and consultants to the Company for different time periods for which the Company pays their fully-burdened compensation. In addition, Cypress personnel render services to the Company to assist with administrative functions such as centralized legal, tax, treasury, information technology, employee benefits and other Cypress corporate services and infrastructure. Cypress bills the Company for a portion of the Cypress employees’ fully-burdened compensation. In the case of the Philippines subsidiary, which entered into a services agreement for such secondments and other consulting services in January 2005, the Company pays the fully-burdened compensation plus 10%. Amounts paid for these services are recorded as general and administrative expenses in the accompanying statements of operations.

Leased Facility in the Philippines

In 2003, the Company and Cypress reached an understanding that the Company would build out and occupy a building owned by Cypress for its wafer fabrication facility in the Philippines. The Company entered into a lease agreement which expires in July 2021. Under the lease, the Company will pay Cypress at a rate equal to the cost to Cypress for that facility (including taxes, insurance, repairs and improvements) until the earlier of 10 years or a change in control of the Company occurs, which includes such time as Cypress ceases to own at least a majority of the aggregate number of shares of all classes of the Company’s common stock then outstanding. Thereafter, the Company will pay market rate rent for the facility. The Company will have the right to purchase the facility from Cypress at any time at Cypress’ original purchase price of approximately $8.0 million, plus interest computed on a variable index starting on the date of purchase by Cypress until the sale to the Company, unless such purchase option is exercised after a change of control of the Company, then the purchase price shall be at a market rate, as reasonably determined by Cypress. The lease agreement also contains certain indemnification and exculpation provisions by the Company for the benefit of Cypress as lessor.

Leased Facility in California

On May 15, 2006, the Company entered into a lease agreement for its 43,732 square foot headquarters, which is located in a building owned by Cypress in San Jose, California, for $6.0 million over the five-year term of the lease. In the event Cypress decides to sell the building, the Company has the right of first refusal to purchase the building at a fair market price which will be based on comparable sales in the area.

Purchases of imaging and infrared detector products from Cypress, manufacturing services provided by Cypress in Texas, administrative services provided by Cypress and the facilities leased from Cypress in the Philippines and in California aggregated $3.3 million and $6.1 million for the three and six months ended June 30, 2006 and $1.6 million and $3.0 million for the three and six months ended June 30, 2005, respectively.

2005 Separation and Service Agreements

On October 6, 2005, SunPower entered into a series of separation and services agreements with Cypress. Among these agreements are a master separation agreement, a sublease of the land and a lease for the building in the Philippines (see above); a three-year wafer manufacturing agreement for detector products at inter-company pricing; a three-year master transition services agreement under which Cypress would allow SunPower to continue to utilize services provided by Cypress such as corporate accounting, legal, tax, information technology, human resources and treasury administration at Cypress’ cost; an asset lease under which Cypress will lease certain manufacturing assets from SunPower; an employee matters agreement under which the Company’s employees would be allowed to continue to participate in certain Cypress health insurance and other employee benefits plans; an indemnification and insurance matters agreement; an investor rights agreement; and a tax sharing agreement. All of these agreements, except the tax sharing agreement and the manufacturing asset lease agreement, became effective at the time of completion of the Company’s IPO.

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

For a period of three years following the Company’s IPO or earlier if a change of control of the Company occurs, Cypress would provide these services and the Company would pay Cypress for services provided to the Company, at Cypress’ cost (which, for purposes of the master transition services agreement, means an appropriate allocation of Cypress’ full salary and benefits costs associated with such individuals as well as any out-of-pocket expenses that Cypress incurs in connection with providing the Company with those services) or at the rate negotiated with Cypress. Cypress has the ability to deny requests for services under this agreement if, among other things, the provision of such services creates a conflict of interest, causes an adverse consequence to Cypress, requires Cypress to retain additional employees or other resources or the provision of such services become impracticable as a result or cause outside of the control of Cypress. In addition, Cypress will incur no liability in connection with the provision of these services. The master transition services agreement also contains certain indemnification provisions by the Company for the benefit of Cypress.

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

Indemnification and Insurance Matters Agreement

The Company will indemnify Cypress and its affiliates, agents, successors and assigns from all liabilities arising from environmental conditions: existing on, under, about or in the vicinity of any of the Company’s facilities, or arising out of operations occurring at any of the Company’s facilities, including the California facilities, whether prior to or after the separation; existing on, under, about or in the vicinity of the Philippines facility which the Company occupies, or arising out of operations occurring at such facility, whether prior to or after the separation, to the extent that those liabilities were caused by the Company; arising out of hazardous materials found on, under or about any landfill, waste, storage, transfer or recycling site and resulting from hazardous materials stored, treated, recycled, disposed or otherwise handled by any of the Company’s operations or the Company’s California and Philippines facilities prior to the separation; and arising out of the construction activity conducted by or on behalf of the Company at Cypress’ Texas facility.

The indemnification and insurance matters agreement and the master transition services agreement also contains provisions governing the Company’s insurance coverage, which are under the Cypress insurance policies (other than our directors and officers insurance, for which we have our own separate policy) until the earliest of (1) a change of control of the Company occurs, which includes such time as Cypress ceases to own at least a majority of the aggregate number of shares of all classes of the Company’s common stock then outstanding, (2) the date on which Cypress’ insurance carriers do not permit the Company to remain on Cypress policies, (3) the date on which Cypress’ cost of insurance under any particular insurance policy increases, directly or indirectly, due to the Company’s inclusion or participation in such policy, (4) the date on which our coverage under the Cypress policies causes a real or potential conflict of interest or hardship for Cypress, as determined solely by Cypress or (5) the date on which Cypress and the Company mutually agree to terminate this arrangement. Prior to that time, Cypress will maintain insurance policies on the Company’s behalf, and the Company shall reimburse Cypress for expenses related to insurance coverage during this period. The Company will work with Cypress to secure additional insurance if desired and cost effective.

Investor Rights Agreement

The Company has entered into an investor rights agreement with Cypress providing for specified (1) registration and other rights relating to the Company’s shares of the Company’s common stock, (2) information and inspection rights, (3) coordination of auditing practices and (4) approval rights with respect to certain transactions.

Tax Sharing Agreement

The Company has entered into a tax sharing agreement with Cypress providing for each of the party’s obligations concerning various tax liabilities. The tax sharing agreement is structured such that Cypress will pay all federal, state, local and foreign taxes that are calculated on a consolidated or combined basis (while being a member of Cypress’ consolidated or combined group pursuant to federal, state, local and foreign tax law). The Company’s portion of such tax liability or benefit will be determined based upon its separate return tax liability as defined under the tax sharing agreement. Such liability or benefit will be based on a pro forma calculation as if the Company were filing a separate income tax return in each jurisdiction, rather than on a combined or consolidated basis with Cypress subject to adjustments as set forth in the tax sharing agreement.

After the date the Company ceases to be a member of Cypress’ consolidated group for federal income tax purposes or state income tax purposes, as and to the extent that the Company becomes entitled to utilize on the Company’s separate tax returns portions of those credit or loss carryforwards existing as of such date, the Company will distribute to Cypress the tax effect, estimated to be 34% for federal income tax purposes, of the amount of such tax loss carryforwards so utilized, and the amount of any credit carryforwards so utilized. The Company will distribute these amounts to Cypress in cash or in the Company’s shares, at the Company’s option. As of December 31, 2005, the Company has approximately $36.5 million of federal net operating loss carryforwards and approximately $4.8 million of California net operating loss carryforwards meaning that such potential future payments to Cypress, which would be made over a period of several years, would therefore aggregate approximately $15.0 million.

Upon completion of its follow-on public offering of common stock in June 2006, the Company is no longer considered to be a member of Cypress’ consolidated group for federal income tax purposes. Accordingly, the Company will be subject to the obligations payable to Cypress for any federal income tax credit or loss carryforwards utilized in its federal tax returns in subsequent periods, as explained in the preceding paragraph.

The Company will continue to be jointly and severally liable for any tax liability as governed under federal, state and local law during all periods in which it is deemed to be a member of the Cypress consolidated or combined group. Accordingly, although the tax sharing agreement allocates tax liabilities between Cypress and all its consolidated subsidiaries, for any period in which the Company is included in Cypress’ consolidated group, the Company could be liable in the event that any federal tax liability was incurred, but not discharged, by any other member of the group.

Note 8. Foreign Currency Derivatives

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

As of June 30, 2006, the Company’s hedge instruments consisted entirely of forward exchange contracts. The Company calculates the fair value of its forward contracts based on spot rates and interest differentials from published sources.

In accordance with Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities,” the Company accounts for its hedges of forecasted foreign currency revenues as cash flow hedges and hedges of firmly committed purchase contracts denominated in foreign currency as fair value hedges.

Cash Flow Hedges: Hedges of forecasted foreign currency denominated revenues are designated as cash flow hedges and changes in fair value of the effective portion of hedge contracts are recorded in accumulated other comprehensive income (loss) in stockholders’ equity in the Condensed Consolidated Balance Sheets. Amounts deferred in accumulated other comprehensive income (loss) are reclassified into the Condensed Consolidated Statement of Operations in the periods in which the hedged exposure impacts earnings. The effective portion of unrealized gains (losses) recorded in accumulated other comprehensive income (loss), net of tax, was a $1.4 million loss and a $1.2 million gain for the three months ended June 30, 2006 and 2005, respectively, and a $2.3 million loss and a $2.5 million gain for the six months ended June 30, 2006 and 2005, respectively. As of June 30, 2006 and December 31, 2005, the Company had outstanding cash flow hedge forward contracts with an aggregate notional value of $69.2 million and $31.2 million, respectively. The maturity dates of the outstanding contracts ranged from October 2006 to April 2007.

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

In addition, the Company began hedging the net balance sheet effect of Euro denominated assets and liabilities in 2005 primarily for Euro denominated receivables from customers, prepayments to suppliers and advances received from customers. The Company records its hedges of foreign currency denominated monetary assets and liabilities at fair value with the related gains or losses recorded in other income. The gains or losses on these contracts are substantially offset by transaction gains or losses on the underlying balances being hedged. As of June 30, 2006 and December 31, 2005, the Company held forward contracts with an aggregate notional value of $1.2 million and $26.6 million to hedge the risks associated with Euro foreign currency denominated assets and liabilities.

Note 9. Stock-Based Compensation

Adoption of SFAS No. 123(R)

Effective January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” (“SFAS No. 123(R)”) which requires the Company to measure the stock-based compensation costs of share-based compensation arrangements based on the grant-date fair value and recognize the costs in the financial statements over the employee requisite service period. As permitted by SFAS No. 123(R), the Company elected to use the modified prospective application transition method and has not restated its financial results for prior periods. Under this transition method, stock-based compensation expense for the first half of fiscal 2006 included compensation expense for all stock-based compensation awards granted prior to, but not yet vested as of January 1, 2006, based on the grant-date fair value estimated in accordance with the original provision of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”). Stock based compensation expense for all stock-based compensation awards granted after January 1, 2006 was based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R).

The following table summarizes the consolidated stock-based compensation expense, by type of awards:

(In thousands)	Three Months Ended June 30, 2006	Six Months Ended June 30, 2006
Employee stock options	$1,018	$2,172
Non-employee stock options	19	304
Restricted stock	108	143
Amounts capitalized in inventory	(8)	(70)

Total stock-based compensation expense	$1,137	$2,549

The following table summarizes the consolidated stock-based compensation expense by line items in the Condensed Consolidated Statements of Operations and the impact on net income per share:

(In thousands, except per share data)	Three Months Ended June 30, 2006	Six Months Ended June 30, 2006
Cost of revenue	$243	$436
Research and development	264	684
Sales, general and administrative	630	1,429

Total stock-based compensation expense	1,137	2,549
Tax effect on stock-based compensation expense	—	—

Total stock-based compensation expense after income taxes	$1,137	$2,549

Effect on net income per share:
Basic	$0.02	$0.04
Diluted	$0.02	$0.04

As stock-based compensation expense recognized in the Condensed Consolidated Statements of Operations is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures in accordance with SFAS No. 123(R). SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

Net cash proceeds from option exercises were $1.4 million and $1.8 million for the three and six months ended June 30, 2006, respectively, and $2,000 and $17,000 for the three and six months ended June 30, 2005, respectively. No income tax benefit was realized from stock option exercises during the three months ended June 30, 2006 and 2005. In accordance with SFAS No. 123(R), the Company presents excess tax benefits from the exercise of stock options, if any, as financing cash flows rather than operating cash flows.

The following table summarizes the Company’s unrecognized stock-based compensation balance by type of awards:

(In thousands)	June 30, 2006	Weighted- Average Period
Stock options	$5,327	3.0 years
Restricted stock	2,488	4.0 years

Total unrecognized stock-based compensation balance	$7,815	3.3 years

The Company recognizes its stock-based compensation costs on a straight-line recognition basis. Additionally, the Company issues new shares upon option exercises by employees.

Prior to the Adoption of SFAS No. 123(R)

Prior to the adoption of SFAS 123(R), the Company applied SFAS No. 123, as amended by Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure,” which allowed companies to apply the accounting rules under Accounting Principles Board No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”), and related interpretations. The following table illustrates the effect on net loss after tax and net loss per share as if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based compensation:

(In thousands, except per share data)	Three Months Ended June 30, 2005	Six Months Ended June 30, 2005
Net loss—as reported	$(6,336)	$(13,573)
Add: Total stock-based employee compensation expense reported in net loss, net of related tax effects	184	184
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(1,311)	(2,187)

Pro forma net loss	$(7,463)	$(15,576)

Net loss per share:
Basic and diluted—as reported	$(0.36)	$(1.29)
Basic and diluted—pro forma	$(0.42)	$(1.48)

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

Assumptions used in the determination of fair value of share-based payment awards using the Black-Scholes model were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Expected term	6.5 years	4.0 years	6.5 years	4.0 years
Risk-free interest rate	5.11%	3.63%	4.92%	3.63%
Volatility	91%	74%	92%	74%
Dividend yield	0%	0%	0%	0%

For the Three and Six Months Ended June 30, 2005:

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

For the Three and Six Months Ended June 30, 2006:

For awards granted after the effective date of SFAS No. 123(R), the Company utilizes the simplified method under the provisions of Staff Accounting Bulletin No. 107 (“SAB No. 107”) for estimating expected term, instead of its historical exercise data. The Company elected not to base the expected term on historical data because of the significant difference in its status before and after the effective date. The Company was a privately-held company until its IPO, and the only available liquidation event for option holders was Cypress’s buyout of minority interests in November 2004. At all other times, optionees could not cash out on their vested options. During the Company’s limited history as a publicly-traded company since its initial public offering, a majority of the optionees were unable to exercise vested options because of the lock-up requirements, which expired on May 16, 2006, pursuant to the initial public offering.

Because of the limited history of its stock price returns, the Company does not believe that its historical volatility would be representative of the expected volatility for its equity awards. Accordingly, the Company has chosen to use the historical volatility rates for a publicly-traded U.S.-based direct competitor to calculate the volatility for its granted options.

The interest rate is based on the U.S. Treasury yield curve in effect at the time of grant. Since the Company does not pay dividends, the expected dividend yield is zero.

Equity Incentive Programs

Stock Option Plans:

The Company has three stock option plans: the 1988 Incentive Stock Plan (“1988 Plan”), the 1996 Stock Plan (“1996 Plan”), and the 2005 Stock Incentive Plan (“2005 Plan”). Under the terms of the plans, the Company may issue incentive or nonstatutory stock options or stock purchase rights to employees and consultants to purchase common stock. The 2005 Plan was adopted by the Company’s board of directors in August 2005, and was approved by shareholders in November 2005. The 2005 Plan replaced the 1988 Plan and 1996 Plan and allows not only for the grant of options such as the 1988 Plan and the 1996 Plan, but also for the grant of stock appreciation rights, restricted stock grants, restricted stock units and other equity rights. In May 2006, the Company’s stockholders approved an increase of 250,000 shares in the number of shares available for grant under the 2005 Plan. As of June 30, 2006, approximately 327,000 shares were available for grant under the 2005 Plan.

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

The following table summarizes the Company’s stock option activities:

(In thousands, except per share data)	Shares	Weighted- Average Exercise Price Per Share
Outstanding as of December 31, 2005	6,572	$3.41
Granted	17	38.40
Exercised	(183)	2.22
Forfeited	(73)	3.04

Outstanding as of March 31, 2006	6,333	3.54
Granted	9	39.74
Exercised	(512)	2.69
Forfeited	(28)	6.71

Outstanding as of June 30, 2006	5,802	3.66

Exercisable as of June 30, 2006	1,911	2.46

The weighted-average grant-date fair value was $31.58 per share and $30.84 per share for options granted during the three and six months ended June 30, 2006, respectively, and $3.40 and $3.36 for options granted during the three and six months ended June 30, 2005, respectively. The total intrinsic value of options exercised was $14.8 million and $21.7 million for the three and six months ended June 30, 2006, and $0 and $0.1 million for options exercised during the three and six months ended June 30, 2005. Total fair value of options vested was $1.0 million and $2.1 million for the three and six months ended June 30, 2006, respectively, and $1.3 million and $2.2 million for the three and six months ended June 30, 2005, respectively.

Changes in the Company’s non-vested stock options and stock are summarized as follows:

	Stock Options		Restricted Stock
(In thousands, except per share data)	Shares	Weighted- Average Exercise Price Per Share	Shares	Weighted- Average Grant Date Fair Value Per Share
Non-vested as of December 31, 2005	4,789	$3.82	15	$30.04
Granted	17	38.40	11	39.75
Vested	(474)	2.90	—	—
Forfeited	(73)	3.04	—	—

Non-vested as of March 31, 2006	4,259	4.07	26	34.09
Granted	9	39.74	51	33.84
Vested	(349)	2.88	—	—
Forfeited	(28)	6.71	(1)	44.07

Non-vested as of June 30, 2006	3,891	4.24	76	33.15

Information regarding stock options outstanding as of June 30, 2006 was as follows (aggregate intrinsic value and shares in thousands):

	Options Outstanding				Options Exercisable
Range of Exercise Price	Shares	Weighted- Average Remaining Contractual Life (in years)	Weighted- Average Exercise Price per Share	Aggregate Intrinsic Value	Shares	Weighted- Average Remaining Contractual Life (in years)	Weighted- Average Exercise Price per Share	Aggregate Intrinsic Value
$ 0.30—0.66	1,054	6.69	$0.51	$28,995	604	6.70	$0.52	$16,618
2.00—3.30	4,035	8.37	3.28	99,819	1,277	8.35	3.27	31,592
4.30—9.50	520	9.06	7.05	10,905	27	9.05	6.03	602
10.80—17.00	119	9.39	11.40	1,981	3	0.64	17.00	28
29.02—38.40	74	9.50	32.47	—	—	—	—	—

	5,802	8.16	3.66	$141,700	1,911	7.77	2.46	$48,840

The aggregate intrinsic value in the preceding table represents the total pre-tax intrinsic value, based on the Company’s closing stock price of $28.02 at June 30, 2006, which would have been received by the option holders had all option holders exercised their options as of that date. The total number of in-the-money options exercisable was 1.9 million as of June 30, 2006.

As of June 30, 2006, stock options vested and expected to vest totaled approximately 5.6 million shares, with weighted-average remaining contractual life of 8.2 years and weighted-average exercise price of $3.68 per share. The aggregate intrinsic value was approximately $136.4 million.

Stock Unit Plan:

In September 2005, the Company adopted the 2005 Stock Unit Plan in which all of the Company’s employees except its executive officers and directors are eligible to participate, although the Company currently intends to limit participation to its non-U.S. employees who are not senior managers. Under the 2005 Stock Unit Plan, the Company’s board of directors awards participants the right to receive cash payments from the Company in an amount equal to the appreciation in the Company’s common stock between the award date and the date the employee redeems the award. The right to redeem the award typically vests in the same manner as options vest under the 2005 Plan. A maximum of 100,000 stock units may be subject to stock unit awards granted under the 2005 Stock Unit Plan. As of June 30, 2006, the Company has granted approximately 95,000 units to 900 employees in the Philippines at an average unit price of $23.18. During the six months ended June 30, 2006, the Company recognized $206,000 of compensation expense associated with the 2005 Stock Unit Plan.

Note 10. Income Taxes

The Company has a valuation allowance for its net deferred tax asset associated with its U.S. operations. Until such time as the Company utilizes its U.S. net operating loss carryforwards and unused tax credits, a provision for taxes on the Company’s U.S. operations may be offset by a reduction in the valuation allowance. The provision for income taxes for the three and six months ended June 30, 2006 primarily relates to taxes on the Company’s non-U.S. operations (see Note 7 for a description of the Company’s tax sharing agreement with Cypress).

The calculation of tax liabilities involves dealing with uncertainties in the application of complex global tax regulations. The Company regularly assesses its tax positions in light of legislative, bilateral tax treaty, regulatory and judicial developments in many countries in which the Company and its affiliates do business.

The Company files tax returns in each jurisdiction in which they are registered to do business. In the U.S. and many of the state jurisdictions, and in many foreign countries in which the Company files tax returns, a statute of limitations period exists. After a statute of limitations period expires, the respective tax authorities may no longer assess additional income tax for the expired period. Similarly, the Company is no longer eligible to file claims for refund for any tax that it may have overpaid.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Revenue by geography
United States	25%	24%	28%	25%
Europe	68%	63%	63%	65%
Asia	5%	5%	6%	4%
Others	2%	8%	3%	6%

	100%	100%	100%	100%

Revenue by product
Solar power products	95%	83%	94%	79%
Imaging and infrared detectors and other	5%	17%	6%	21%

	100%	100%	100%	100%

Significant customers
Customer A	29%	*	28%	16%
Customer B	22%	55%	22%	50%
Customer C	15%	*	14%	*
Customer D	*	11%	*	12%

*	denotes less than 10% during the period

(In thousands)	June 30, 2006	December 31, 2005
Long-lived assets by geography
United States	$6,716	$5,632
Philippines	128,773	104,627
China	947	300

	$136,436	$110,559

Note 12. Commitments and Contingencies

Product Warranties

The Company warrants or guarantees the performance of its solar panels at certain levels of conversion efficiency for extended periods, often as long as 25 years. It also warrants or guarantees the functionality of solar cells and imaging detectors for at least one year. Therefore, the Company maintains warranty reserves to cover potential liability that could result from these guarantees. The Company’s potential liability is generally in the form of product replacement. Warranty reserves are based on the Company’s best estimate of such liabilities and are recognized as a cost of revenue. The Company continuously monitors product returns for warranty failures and maintains a reserve for the related warranty expenses based on historical experience of similar products as well as various other assumptions that are considered reasonable under the circumstances. In the second quarter of 2006, the Company increased its estimated warranty provision rate which increased its warranty reserve by approximately $1.0 million. This change in estimate was based on results of recent testing that simulates adverse environmental conditions and potential failure rates the Company’s solar panels could experience during their 25-year warranty period.

The following summarized activity within accrued warranty:

(In thousands)	Three Months Ended June 30,		Six Months Ended June 30
	2006	2005	2006	2005
Balance at beginning of the period	$642	$225	$574	$—
Accruals for warranties issued during the period	1,346	85	1,577	310
Release of previously accrued warranties	—	—	(163)	—

Balance at the end of the period	$1,988	$310	$1,988	$310

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

Purchase Commitments

The Company has agreements with several suppliers of polysilicon, ingots and wafers. These agreements specify future quantities and pricing of products to be supplied by the vendors for periods up to 12 years and there are certain consequences, such as forfeiture of advanced deposits and penalty payments relating to previous purchases, in the event that we terminate the arrangements. At June 30, 2006, total obligations related to such supplier agreements was $201.9 million and the Company’s non-cancelable purchase orders totaled approximately $26.3 million.

Note 13. Line of Credit

In December 2005, the Company entered into a $25.0 million three-year revolving credit facility (the “Facility”) with affiliates of Credit Suisse Securities (USA) LLC and Lehman Brothers, Inc. The Facility is collateralized by substantially all of our assets, including the stock of our foreign subsidiaries. Borrowings under the Facility are conditioned upon customary conditions as well as (1) with respect to the first $10.0 million drawn on the facility, maintenance of cash collateral to the extent of outstanding borrowings (excluding amounts borrowed), and (2) with respect to the remaining $15.0 million of the Facility, satisfaction of a coverage test which is based on the ratio of our cash flow to capital expenditures. The Facility contains customary covenants and defaults including limitations on dividends, incurrence of indebtedness and liens, and mergers and acquisitions. The Facility bears interest at a rate of the greater of the prime rate or federal funds rate for U.S. dollar draws, or the LIBOR plus 1% for Euro dollar draws on the first $10.0 million of borrowings and the greater of the prime rate plus 2% or federal funds rate plus 2% for U.S. dollar draws, or LIBOR plus 3% for Euro dollar draws on any borrowings over $10.0 million. The interest rate for Euro dollar borrowings would have been 6.3% on the first $10.0 million of borrowings and 8.3% on any borrowings over $10.0 million at June 30, 2006. The interest rate U.S. dollar borrowings would have been 8.3% on the first $10.0 million of borrowings and 10.3% on any borrowings over $10.0 million at June 30, 2006. To date there have been no borrowings under the Facility.

Note 14. Subsequent Events

In July 2006 the Company executed an agreement to purchase land and a 32,000 square meter facility for $6.0 million that is intended to house up to ten new solar cell manufacturing lines. This facility is located nearby the Company’s existing facilities in the Philippines.

In July 2006, the Company signed a multi-year polysilicon supply agreement with a leading chemical company located in Korea with expertise in producing gases used in polysilicon manufacturing. Starting in 2008, the agreement calls for the Company to purchase approximately $250 million of polysilicon over a four-year period from the supplier’s new facility which is expected to manufacture 3,000 metric tons of polysilicon per year. In connection with this agreement, the Company is required to make a series of advance payments which will be applied to the Company’s future polysilicon purchases.

On August 14, 2006 the Company signed its second polysilicon supply agreement with Wacker Chemie AG. The agreement calls for the Company to purchase 44.8 million euros worth of polysilicon between 2009 and 2016. In addition, the Company is required to make an advance payment in October 2006 which will be applied to its future polysilicon purchases under the agreement.

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

In addition, we offer imaging detectors based on our solar power technology primarily for medical imaging applications. Our imaging detectors are manufactured for us by Cypress Semiconductor Corporation (“Cypress”) and are processed and tested in our San Jose, California facility. We sell our imaging detectors to OEMs. We also offer infrared detectors based on our high performance all back contact technology primarily for use in computing and mobile phone applications.

Relationship with Cypress Semiconductor Corporation (“Cypress”)

Cypress made a significant investment in us in 2002. On November 9, 2004, Cypress completed a reverse triangular merger with us in which all of the outstanding minority equity interest of SunPower was retired, effectively giving Cypress 100% ownership of all of our then outstanding shares of capital stock but leaving our unexercised warrants and options outstanding. After completion of our initial public offering in November 2005 and follow-on stock offering in June 2006 Cypress holds, in the aggregate, 52,033,287 shares of class B common stock, representing approximately 76% of our total outstanding shares of common stock or approximately 70% on a fully diluted basis after taking into account outstanding stock options. Cypress also holds approximately 96% of the voting power of our total outstanding capital stock.

Critical Accounting Policies

The Company’s critical accounting policies are disclosed in the Company’s Form 10-K for the year ended December 31, 2005 and have not changed materially as of June 30, 2006, with the exception of the following:

Stock-based Compensation: Effective January 1, 2006, we adopted the fair value recognition provisions of SFAS No. 123(R), using the modified prospective application transition method, and therefore have not restated prior periods’ results. Under the fair value recognition provisions of SFAS No. 123(R), we recognize stock-based compensation net of an estimated forfeiture rate and only recognize compensation cost for those shares expected to vest over the requisite service period of the award. Prior to the adoption of SFAS No. 123(R), we accounted for share-based payments under APB No. 25 and accordingly, generally recognized compensation expense only when we granted options with a discounted exercise price.

Determining the appropriate fair value model and calculating the fair value of share-based payment awards require the input of highly subjective assumptions, including the expected life of the share-based payment awards and stock price volatility. The assumptions used in calculating the fair value of share-based payment awards represent management’s best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and we use different assumptions, our stock-based compensation expense could be materially different in the future. In addition, we are required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest. If our actual forfeiture rate is materially different from our estimate, the stock-based compensation expense could be significantly different from what we have recorded in the current period. See Note 9 to the Condensed Consolidated Financial Statements for a further discussion on stock-based compensation.

Short-Term Investments: We began investing in auction rate securities which are classified as short-term investments and carried at their market values. At June 30, 2006, we had $19.9 million invested in auction rate securities, which are bought and sold in the marketplace through a bidding process sometimes referred to as a “Dutch Auction.” After the initial issuance of the securities, the interest rate on the securities resets periodically, at intervals set at the time of issuance (e.g., every seven, twenty-eight, or thirty-five days; every six months; etc.), based on the market demand at the reset period. The “stated” or “contractual” maturities for these securities, however, generally are 20 to 30 years. Despite the long-term maturities, we have the ability and intent, if necessary, to liquidate any of these investments in order to meet our liability needs within our normal operating cycles.

Results of Operations for Three-month and Six-month Periods Ended June 30, 2006 and 2005

The following table sets forth the percentage relationship of certain items to the Company’s revenue during the periods shown:

Revenue

Revenue and the year-over-year change were as follows:

	Three Months Ended June 30,		Year-over - Year Change	Six Months Ended June 30,		Year-over - Year Change
(dollars in thousands)	2006	2005		2006	2005
Revenue	$54,695	$16,400	233%	$96,653	$27,492	252%

We generate product revenue from sales of our solar cells, solar panels, inverters, imaging detectors and infrared detectors. Solar power products accounted for 94% of our revenue in the first half of 2006 compared with 79% in the first half of 2005. Imaging products and other revenue accounted for 6% of our revenue in the first half of 2006 compared with 21% in the first half of 2005. International sales accounted for 72% of our total revenue for the first half of 2006 compared with 75% in the first half of 2005 and we expect international sales to remain a significant portion of overall sales for the foreseeable future.

During the three and six-month periods ended June 30, 2006, our revenues were $54.7 million and $96.7 million, respectively, which represent increases of 233% and 252% from revenues reported in the comparable periods of 2005. The marked revenue increases during both the three and six-month periods ended June 30, 2006 compared to the same periods of 2005 resulted from continued increases in unit production and unit shipments of both solar cells and solar modules as we have continued to expand our solar manufacturing capacity. During the first six months of 2005, we had one solar cell manufacturing line in operation with an approximate annual production capacity of 25 megawatts. Since then, we added a second 25 megawatt line during the fourth quarter of 2005 and a third production line capable of producing approximately 25 megawatts per year which began production during the first quarter of 2006.

From 2005 through the second quarter of 2006, we have experienced relatively stable average selling prices for our solar products primarily due to the strength of end-market demand. However, we expect average selling prices for our solar power products to decline over time as the market becomes more competitive, as new products are introduced and as manufacturers are able to lower their manufacturing costs and pass on some of the savings to their customers, similar to our experience historically in our detector products.

We have four customers that each accounted for more than 10 percent of our total revenue in one or more of the three and six-month periods ended June 30, 2006 and 2005, as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(percentage of revenue)	2006	2005	2006	2005
Customer A	29%	*	28%	16%
Customer B	22%	55%	22%	50%
Customer C	15%	*	14%	*
Customer D	*	11%	*	12%

*	denotes less than 10% during the period

Cost of Revenue

Cost of revenue as a percentage of revenue and the year-over-year change were as follows:

	Three Months Ended June 30,		Year-over - Year Change	Six Months Ended June 30,		Year-over - Year Change
(dollars in thousands)	2006	2005		2006	2005
Cost of revenue	$43,248	$17,585	146%	$79,514	$30,678	159%
As a percentage of revenue	79%	107%		82%	112%
Gross margin percentage	21%	(7)%		18%	(12)%

During the three and six-month periods ended June 30, 2006, our cost of revenue was $43.2 million and $79.5 million, respectively, which represent increases of 146% and 159%, respectively, from cost of revenue reported in the comparable periods of 2005. Cost of revenue was markedly higher in both the three-month and six-month periods of 2006 compared to the same periods in 2005 primarily as a result of increased costs in all spending categories relating to operating more production lines and producing substantially higher unit volumes of solar products. Also during the three months ended June 30, 2006 we increased our estimated warranty expense by approximately $1.0 million based on results of our recent testing that simulates adverse environmental conditions and potential failure rates our solar panels could experience during their 25-year warranty period. Warranty charges were $1.3 million and $1.6 million during the three and six-month periods ended June 30, 2006, respectively, compared to $0.1 million and $0.3 million for the three-month and six-month periods ended June 30, 2005, respectively.

During the three and six-month periods ended June 30, 2006, our gross margins were 21% and 18%, respectively, which compares to negative 7% and negative 12%, respectively, reported in the comparable periods of 2005. The improvement in gross margin during 2006 is reflective of improved manufacturing economies of scale associated with markedly higher production volume and improved yields, offset partially by higher material costs, particularly for silicon ingots and wafers.

Our cost of revenue consists primarily of silicon ingots and wafers for the production of solar cells, along with other materials such as chemicals and gases that are needed to transform silicon wafers into solar cells. Other factors contributing to cost of revenue include amortization of intangible assets, depreciation of property and equipment, salaries, personnel-related costs, facilities expenses and manufacturing supplies associated with solar cell fabrication. For our solar panels, our cost of revenue includes raw materials such as glass, frames, backing and other materials, as well as the assembly costs we pay to our third-party subcontractor in China. In addition, cost of revenues includes provisions for warranty and freight costs. For our imaging products, our cost of revenue includes the cost of silicon wafers, which is charged to us by our manufacturing contractor, Cypress, and our packaging and test costs. We expect cost of revenue to increase in absolute dollars as we bring on additional capacity and increase our product volume. Starting in the fourth quarter of 2005 and continuing in 2006, we have experienced a marked increase in our cost of polysilicon, which is the primary raw material used in the manufacture of our solar products. The increased cost of polysilicon has contributed to higher cost of revenue although we have partially mitigated the impact of the higher material prices by utilizing thinner polysilicon wafers starting in the first quarter of 2006 and by raising prices on certain products. Despite the absolute increase in cost of revenue dollars in the first half of 2006 compared to the first half of 2005, we expect our cost of revenue to fluctuate as a percentage of revenue depending on many factors such as cost of raw materials, capacity utilization, production yields and product sales mix.

On November 9, 2004, Cypress completed a reverse triangular merger with us which effectively gave Cypress 100% ownership of all of our then outstanding shares of capital stock but left our unexercised warrants and options outstanding. As a result of that transaction, we were required to record Cypress’ cost of acquiring us in our financial statements, including its equity investment and pro rata share of our losses by recording intangible assets, including purchased technology, patents, trademarks and distribution agreement. The fair value for these intangible assets is being amortized as a component of cost of revenue over two to six years on a straight-line basis. Amortization of these intangible assets was approximately $1.2 million in each quarter of 2005 and in each of the first two quarters of 2006.

Our gross profit each quarter is affected by a number of factors, including average selling prices for our products, our product mix, the cost of our raw material (polysilicon), our actual manufacturing costs, the utilization rate of our wafer fabrication facility and changes in amortization of intangible assets. Due to strong end-market demand for solar power products we have increased unit production output during 2006, which allows us to spread a significant amount of our fixed costs over more production volume, thereby reducing our per unit fixed cost. In the first quarter of 2006, we commenced manufacturing in our third production line which has an annual capacity of 25 megawatts. As we build additional manufacturing lines or facilities, our fixed costs will increase, and the overall utilization rate of our wafer fabrication facilities could decline, which could negatively impact our gross profit. This decline may continue until a line’s manufacturing output reaches its rated practical capacity.

From time to time, we enter into agreements whereby the selling price for certain of our solar power products is fixed over a defined period. We also have fixed price agreements for raw materials purchases. An increase in our manufacturing costs, including polysilicon, silicon ingots and wafers, over such a defined period could have a negative impact on our overall gross profit. Our gross profit may also be impacted by certain adjustments for inventory reserves. We expect our gross profit to be impacted positively over time as we improve our manufacturing process and as we grow our business and leverage certain of our fixed costs. Any such positive effect could, however, be partially or completely offset by increased raw material costs or decreased revenue.

Research and Development Expense

	Three Months Ended June 30,		Year-over - Year Change	Six Months Ended June 30,		Year-over - Year Change
(dollars in thousands)	2006	2005		2006	2005
Research & development expense	$2,588	$1,360	90%	$4,584	$3,027	51%
As a percentage of revenue	5%	8%		5%	11%

During the three and six-month periods ended June 30, 2006, our research and development expenses were $2.6 million and $4.6 million, respectively, which represent increases of 90% and 51%, respectively, from research and development expenses reported in the comparable periods of 2005. However, research and development expense decreased as a percentage of revenues as a result of our revenue increasing at a more rapid pace than the growth in our research and development spending. In absolute dollars our increase in research and development spending during both the three and six-month periods of 2006 compared to the same periods of 2005 resulted primarily from increases in: (i) salaries and benefits costs as a result of increased headcount; (ii) stock-based compensation expense resulting from the Company’s adoption of SFAS No. 123(R) in 2006; and (iii) additional material and equipment costs incurred for the development of our next generation of more efficient solar cells and thinner polysilicon wafers for solar cell manufacturing, as well as development of new processes to automate solar panel assembly operations. These increases were partially offset by a decrease in consulting service fees and cost reimbursements from the National Renewable Energy Laboratory (“NREL”) to fund a portion of the design of our next generation solar panels. Additionally, during the six months ended June 30, 2005, the Company recognized a $0.5 million impairment charge related to certain equipment when the Company decommissioned its pilot wafer lab located in Cypress’ Round Rock, Texas facility.

Research and development expense consists primarily of salaries and related personnel costs, depreciation and the cost of solar cells and solar panel materials and services used for the development of products, including experiment and testing. During 2005 we entered into a three-year cost-sharing research and development project with NREL to fund the design of our next generation solar panels. Payments received under this contract help offset our research and development expense. This contract is expected to fund approximately $1.0 million per year of our research and development expense through May 2008. Billings to NREL were approximately $0.5 million for the six months ended June 30, 2006. There were no NREL billings for the six months ended June 30, 2005.

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

Sales, General and Administrative

	Three Months Ended June 30,		Year-over - Year Change	Six Months Ended June 30,		Year-over - Year Change
(dollars in thousands)	2006	2005		2006	2005
Sales, general & administrative	$4,985	$2,203	126%	$9,366	$4,003	134%
As a percentage of revenue	9%	13%		10%	15%

During the three and six-month periods ended June 30, 2006, our sales, general and administrative expenses were $5.0 million and $9.4 million, respectively, which represent increases of 126% and 134%, respectively, from sales, general and administrative expenses reported in the comparable periods of 2005. The increased sales, general and administrative expenses in both the three and six-month periods of 2006 compared to the same periods of 2005 are a result of higher spending to support the growth of our business, particularly increased headcount and payroll costs in all areas of sales, marketing, finance and information technology. In addition, the 2006 periods include stock-based compensation expense resulting from the adoption of SFAS No. 123(R). Accounting and legal fees have increased substantially in 2006 mainly due to compliance-related costs of having publicly traded common stock since November 2005 as well costs incurred in relation to registration of trademarks and patents. As a percentage of revenues, sales, general and administrative expenses decreased from 15% in the first half of 2005 to 10% in the first half of 2006 because these expenses increased at a substantially lower rate than the rate of growth in our revenues. The 134% increase in sales, general and administrative expenses from the first half of 2005 to the first half of 2006, corresponds with a 252% increase in revenue during the same period.

Interest and Other Income (Expense)

	Three Months Ended June 30,		Year-over - Year Change	Six Months Ended June 30,		Year-over - Year Change
(dollars in thousands)	2006	2005		2006	2005
Interest income (expense), net	$1,569	$(1,398)	212%	$2,403	$(3,184)	175%
As a percentage of revenue	3%	(9)%		2%	(12)%
Other income (expense), net	$353	$(190)	286%	$490	$(173)	383%
As a percentage of revenue	1%	(1)%		1%	1%

During the three and six-month periods ended June 30, 2006, our net interest income represents primarily interest income earned on our cash equivalents during the period, offset partially by interest expense paid on a customer advance payment. During the three and six-month periods ended June 30, 2005, net interest expense represents primarily interest expense on borrowings and from warrants held by Cypress. Other income and expense for all periods primarily represents gains and losses from foreign currency transactions.

Income Taxes

	Three Months Ended June 30,		Year-over - Year Change	Six Months Ended June 30,		Year-over - Year Change
(dollars in thousands)	2006	2005		2006	2005
Income tax provision	$412	$—	100%	$443	$—	100%
As a percentage of revenue	1%			—%

In the three and six-month periods ended June 30, 2006, our income tax expense was provided primarily for foreign income taxes in jurisdictions where our operations are profitable for tax purposes. The Company’s interim period tax provisions are estimated based on the expected annual tax rate. As described in Note 7, we will pay federal and state income taxes in accordance with the tax sharing agreement with Cypress. Upon completion of our follow-on public offering of common stock in June 2006, we are no longer considered to be a member of Cypress’ consolidated group for federal income tax purposes. Accordingly, we will be required to pay Cypress for any federal income tax credit or loss carryforwards utilized in our federal tax returns in subsequent periods.

For financial reporting purposes, income tax expense and deferred income tax balances were calculated as if we were a separate entity and had prepared our own separate tax return. Deferred tax assets and liabilities are recognized for temporary differences between financial statement and income tax bases of assets and liabilities. Valuation allowances are provided against deferred tax assets when management cannot conclude that it is more likely than not that all or a portion of our deferred tax assets will be realized.

As of December 31, 2005, we had federal net operating loss carryforwards of approximately $36.5 million. These federal net operating loss carryforwards expire at various dates from 2011 through 2025, if not utilized. We had California state net operating loss carryforwards of approximately $4.8 million as of December 31, 2005.

Liquidity and Capital Resources

A summary of the sources and uses of cash and cash equivalents is as follows:

	Six Months Ended June 30,
(In thousands)	2006	2005
Net cash provided by (used) in operating activities	$(2,033)	$1,223
Net cash used in investing activities	(63,284)	(23,261)
Net cash provided by financing activities	199,218	26,353

Net increase in cash and cash equivalents	$133,901	$4,315

From 2002 until the closing of our initial public offering of 8.8 million shares of class A common stock on November 22, 2005, we financed our operations primarily through sale of equity to and borrowings from Cypress totaling approximately $142.8 million. We received net proceeds from our IPO of approximately $145.6 million and in a follow-on offering of 7.0 million shares of common stock in June 2006 we received net proceeds of approximately $197.4 million. As of June 30, 2006, we had approximately $277.5 million in cash and cash equivalents and $19.9 million of short-term investments.

Net cash used in operating activities of $2.0 million for the six months ended June 30, 2006 was primarily the result of advance payments to suppliers of polysilicon totaling $19.2 million and a $2.3 million loss on hedging derivatives as well as increases in: prepaid expenses and other current assets of $0.9 million; accounts receivable of $8.8 million; inventories of $8.3 million. These items were partially offset by an increase in accounts payable and accrued liabilities of $14.7 million resulting from the timing of payment of inventory and capital purchases, as well as advances from customers of $4.7 million. In addition, we had net income of $5.6 million, plus non-cash items included in net income, including depreciation of $7.5 million related to property and equipment, amortization of intangibles of $2.4 million and stock-based compensation expense of $2.5 million, which was the effect of the adoption of SFAS No. 123(R) during the period.

Net cash provided by operating activities of $1.2 million for the six months ended June 30, 2005 was mainly the result of the receipt of advances from customers aggregating $15.5 million and increases in payables to Cypress, including interest of $7.5 million. In addition, non-cash charges included in our net loss were: depreciation of $3.2 million; amortization of intangible assets of $2.4 million; and gains on derivatives of $2.5 million. These increases in cash were partially offset by our net loss of $13.6 million as well as: an increase in accounts receivable of $10.7 million; a decrease in accrued liabilities and deferred tax liabilities of $4.2 million; and a decrease in accounts payable of $1.1 million.

Net cash used in investing activities of $63.3 million and $23.3 million for the six months ended June 30, 2006 and 2005, respectively, primarily relate to capital expenditures associated with manufacturing capacity expansion in the Philippines of $33.4 million and $23.3 million, respectively, incurred during the six months ended June 30, 2006 and 2005. Although the timing of our capital expansion plans may shift depending on many factors, we currently expect capital expenditures of approximately $100.0 million in 2006 as we continue to increase our manufacturing capacity. During the six months ended June 30, 2006, we used $19.9 million of cash for the purchase of auction rate securities which are classified as short-term investments on our balance sheet. Also during the six months ended June 30, 2006, we loaned $10.0 million to a third-party company pursuant to a one-year interest-bearing note receivable that is convertible into equity at our option.

Net cash provided by financing activities for the six months ended June 30, 2006 reflects $197.4 million of net proceeds from our follow-on offering of 7.0 million shares of common stock in June 2006 as well as $1.8 million proceeds from the exercise of stock options. Cash provided by financing activities during the six months ended June 30, 2005 represents proceeds from the issuance of debt and equity securities to Cypress, net of repayments.

In December 2005, we entered into a $25.0 million three-year revolving credit facility (the “Facility”) with affiliates of Credit Suisse Securities (USA) LLC and Lehman Brothers, Inc. The Facility is collateralized by substantially all of our assets, including the stock of our foreign subsidiaries. Borrowings under the Facility are conditioned upon customary conditions as well as (1) with respect to the first $10.0 million drawn on the facility, maintenance of cash collateral to the extent of outstanding borrowings (excluding amounts borrowed), and (2) with respect to the remaining $15.0 million of the Facility, satisfaction of a coverage test which is based on the ratio of our cash flow to capital expenditures. The Facility contains customary covenants and defaults including limitations on dividends, incurrence of indebtedness and liens, and mergers and acquisitions. The Facility bears interest at a rate of the greater of the prime rate or federal funds rate for U.S. dollar draws, or the LIBOR plus 1% for Euro dollar draws on the first $10.0 million of borrowings and the greater of the prime rate plus 2% or federal funds rate plus 2% for U.S. dollar draws, or LIBOR plus 3% for Euro dollar draws on any borrowings over $10.0 million. The interest rate for Euro dollar borrowings would have been 6.3% on the first $10.0 million of borrowings and 8.3% on any borrowings over $10.0 million at June 30, 2006. The interest rate for U.S. dollar borrowings would have been 8.3% on the first $10.0 million of borrowings and 10.3% on any borrowings over $10.0 million at June 30, 2006. To date there have been no borrowings under the Facility.

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

The following summarizes our contractual obligations at June 30, 2006:

	Payments Due by Period
(In thousands)	Total	2006 (remaining 6 months)	2007 - 2008	2009 - 2010	Beyond 2010
Obligation to Cypress	$3,262	$3,262	$—	$—	$—
Customer advances	42,113	5,984	20,781	15,348	—
Interest on customer advances	4,369	938	2,593	838	—
Lease commitments	10,677	846	3,290	3,418	3,123
Non-cancelable purchase orders	26,300	24,038	2,262	—	—
Purchase commitments under agreements	201,921	6,150	29,132	51,724	114,915

Total	$288,642	$41,218	$58,058	$71,328	$118,038

Purchase commitments under agreements relate to arrangements entered into with suppliers of polysilicon, ingots and wafers. These agreements specify future quantities and pricing of products to be supplied by the vendors for periods up to 12 years and there are certain consequences, such as forfeiture of advanced deposits and penalty payments relating to previous purchases, in the event that we terminate the arrangements. In July 2006, we entered into a polysilicon supply agreement which calls for the purchase of approximately $250 million of polysilicon over a four-year period.

On May 15, 2006, we entered into a lease of our 43,732 square foot headquarters, which is located in a building owned by Cypress in San Jose, California. Aggregate future minimum payments to Cypress, which is included in the table above, total $6.0 million over the five-year term of the lease.

Recent Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, and Related Implementation Issues” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a Company’s financial statements in accordance with FASB 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective as of the beginning of fiscal years that begin after December 15, 2006. The Company is currently evaluating the effects of implementing this new standard.

In June 2006, the FASB ratified the provisions of Emerging Issues Task Force (“EITF”) Issue No. 06-2, “Accounting for Sabbatical Leave and Other Similar Benefits Pursuant to FASB Statement No. 43, Accounting for Compensated Absences” (“EITF Issue No. 06-2”). EITF Issue No. 06-2 requires that compensation expense associated with a sabbatical leave, or other similar benefit arrangement, be accrued over the requisite service period during which an employee earns the benefit. EITF Issue No. 06-2 is effective for fiscal years beginning after December 15, 2006 and should be recognized as either a change in accounting principle through a cumulative-effect adjustment to retained earnings as of the beginning of the year of adoption or a change in accounting principle through retrospective application to all prior periods. The adoption of this EITF is not expected to have a material effect on the Company’s Consolidated Financial Statements.

In May 2005, the FASB issued Statement of Financial Accounting Standards No. 154 (“SFAS No. 154”), “Accounting Changes and Error Corrections,” which replaces Accounting Principles Board Opinion No. 20, “Accounting Changes,” and Statement of Financial Accounting Standards No. 3, “Reporting Accounting Changes in Interim Financial Statements — An Amendment of APB Opinion No. 28.” SFAS No. 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. Previously, most voluntary changes in accounting principles required recognition via a cumulative effect adjustment within net income of the period of the change. It establishes retrospective application, or the earliest practicable date, as the required method for reporting a change in accounting principle and restatement with respect to the reporting of a correction of an error. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. SFAS No. 154 was adopted by the Company in the first quarter of 2006 and did not have any impact on our results of operations or financial condition as we made no such changes.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

Interest Rate Risk

Our exposure to market risks for changes in interest rates relates primarily to our cash equivalents and short-term investment portfolio. As of June 30, 2006, our cash equivalents consisted of money market funds and short-term investments represented high quality auction rate securities. Due to the short-term nature of our investment portfolio, we do not believe that an immediate 10% increase in interest rates would have a material effect on the fair market value of our portfolio. Since we believe we have the ability to liquidate this portfolio, we do not expect our operating results or cash flows to be materially affected to any significant degree by a sudden change in market interest rates on our investment portfolio.

Foreign Currency Exchange Risk

Our exposure to adverse movements in foreign currency exchange rates is primarily related to sales to European customers that are denominated in Euros and procurement of certain capital equipment in Euros. During the six months ended June 30, 2006 and 2005, approximately 72% and 75%, respectively, of our total revenue was generated outside the United States. A hypothetical change of 10% in foreign currency exchange rates could impact our consolidated financial statements or results of operations by $7.1 million based on our outstanding forward contracts of $55.3 million as of June 30, 2006. We currently conduct hedging activities, which involve the use of currency forward contracts. We cannot predict the impact of future exchange rate fluctuations on our business and operating results. In the past, we have experienced an adverse impact on our revenue and profitability as a result of foreign currency fluctuations. We believe that we may have increased risk associated with currency fluctuations in the future.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) identified in connection with the evaluation described above that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Although we have purchase orders and contracts for what we believe will be an adequate supply of silicon ingots through 2007, our estimates regarding our supply needs may not be correct and our purchase orders and contracts may be cancelled by our suppliers. The volume and pricing associated with these purchase orders and contracts may be changed by our suppliers based on market conditions. Our purchase orders are generally non-binding in nature. If our suppliers were to cancel our purchase orders or change the volume or pricing associated with these purchase orders, we may be unable to meet customer demand for our products, which could cause us to lose customers, market share and revenue. This would have a material negative impact on our business and operating results. If our manufacturing yields decrease significantly, we add manufacturing capacity faster than currently planned or our suppliers cancel or fail to deliver, we may not have made adequate provision for our polysilicon needs for the balance of the year. In addition, we currently purchase polysilicon and make advances to suppliers to secure future polysilicon supply, which could adversely affect our liquidity.

In addition, since some of our silicon ingot and wafer arrangements are with suppliers who do not themselves manufacture polysilicon but instead purchase their requirements from other vendors, it is possible that these suppliers will not be able to obtain sufficient polysilicon to satisfy their contractual obligations to us.

There are a limited number of polysilicon suppliers. Many of our competitors also purchase polysilicon from our suppliers. Since we have only been purchasing polysilicon in bulk for slightly more than one year, these other competitors have longer and perhaps stronger relationships with our suppliers than we do. Many of them also have greater buying power than we do. Some of our competitors also have inter-locking board members with their polysilicon suppliers or have entered into joint ventures with their suppliers. Additionally, a substantial amount of our future polysilicon requirements are expected to be sourced by new suppliers that have not yet proven their ability to manufacture large volumes of polysilicon. Since we have committed to significantly increase our manufacturing output, an inadequate supply of polysilicon would harm us more than it would harm our competitors.

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

Currently, our largest customers for our solar power products are Conergy, Solon and PowerLight, our largest customers for our imaging detector products are GE and Plexus and our largest customer for our infrared detector products is Integration Associates. Conergy AG, or Conergy, accounted for approximately 22% of our total revenue for the six months ended June 30, 2006 and 45% of our total revenue for the year ended December 31, 2005. Solon AG, or Solon, accounted for approximately 28% of our total revenue for the six months ended June 30, 2006 and 16% of our total revenue for the year ended December 31, 2005. PowerLight Incorporated, or PowerLight, accounted for approximately 14% of our revenues for the six months ended June 30, 2006 and less than 10% of our revenues for the year ended December 31, 2005. General Electric Company, or GE, and its subcontracting partner, Plexus Corp., or Plexus, accounted for less than 10% of our total revenue for the six months ended June 30, 2006 and approximately 10% of our total revenue for the year ended December 31, 2005. The loss of sales to any of these customers would have a significant negative impact on our business. Our agreements with these customers may be cancelled if we fail to meet certain product specifications or materially breach the agreement or in the event of bankruptcy, and our customers may seek to renegotiate the terms of current agreements or renewals. Most of the solar panels we sell to the European market are sold through our agreement with Conergy, and we may enter into similar agreements in the future.

We currently sell to a relatively small number of customers, and we expect our operating results will likely continue to depend on sales to a relatively small number of customers for the foreseeable future, as well as the ability of these customers to sell solar power products that incorporate our solar cells. Our customer relationships have been developed over a short period of time and are generally in their preliminary stages. We cannot be certain that these customers will generate significant revenue for us in the future or if these customer relationships will continue to develop. If our relationships with our other customers do not continue to develop, we may not be able to expand our customer base or maintain or increase our revenue. This is exacerbated by our current manufacturing constraints for solar cells which limit our ability to sell to other customers and our contractual arrangements which require us to sell part of our future output to Conergy, Solon and PowerLight. In addition, our business is affected by competition in the market for the end products that each of Conergy, Solon and PowerLight sell, and any decline in their business could harm our business and cause our revenue to decline.

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

Our quarterly revenue and operating results are difficult to predict and have in the past, and may in the future, fluctuate from quarter to quarter. It is possible that our operating results in some quarters will be below market expectations. Our quarterly operating results are affected by a number of factors, including:

•	the average selling price of our solar cells and modules;

•	the availability and pricing of raw materials, particularly polysilicon;

•	the rate and cost at which we are able to expand our manufacturing capacity to meet customer demand, including costs and timing of adding personnel;

•	timing, availability and changes in government incentive programs;

•	unplanned additional expenses such as manufacturing failures, defects or downtime;

•	acquisition and investment related costs;

•	unpredictable volume and timing of customer orders, some of which are not fixed by contract but vary on a purchase order basis;

•	the loss of one or more key customers or the significant reduction or postponement of orders from these customers;

•	geopolitical turmoil within any of the countries in which we operate or sell our products;

•	foreign currency fluctuations, particularly in the Euro or Philippine peso;

•	currency fluctuations and the effect of our currency hedging activities;

•	our ability to establish and expand customer relationships;

•	changes in our manufacturing costs;

•	changes in the relative sales mix of our solar cells, solar panels and imaging detectors;

•	the availability, pricing and timeliness of delivery of other products, such as inverters which are sourced by a single supplier for our North American customers, necessary for our solar power products to function;

•	our ability to successfully develop, introduce and sell new or enhanced solar power products in a timely manner, and the amount and timing of related research and development costs;

•	the timing of new product or technology announcements or introductions by our competitors and other developments in the competitive environment;

•	decreases in the overall average selling prices of our solar power products and imaging detectors;

•	increases or decreases in electric rates due to fossil fuel prices; and

•	shipping delays.

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

With the exception of fiscal 2006 to date, we have incurred operating losses since inception and, at June 30, 2006, we had an accumulated deficit of approximately $52.9 million. To achieve profitability, we will need to generate and sustain higher revenue while maintaining reasonable cost and expense levels. We do not know if our revenue will grow, or if so whether it will grow sufficiently to outpace our expenses, which we expect to increase as we expand our manufacturing capacity. We may not be able to achieve or increase profitability on a quarterly or an annual basis. If we do not achieve or sustain profitability or otherwise meet the expectations of securities analysts or investors, the market price of our common stock will likely decline.

Our dependence on a limited number of third-party suppliers for key components for our solar power products could prevent us from delivering our products to our customers within required timeframes, which could result in order cancellations and loss of market share.

In North America, where we intend to increase our sales and marketing efforts, systems incorporating our solar cells and solar panels currently require a specialized inverter. To date we have obtained the inverters that we sell with our solar panels from a single supplier and expect to obtain inverters from only two suppliers for the foreseeable future. We believe there are only a few suppliers of inverters that are compatible with our solar cells and solar panels, and our two suppliers are the only ones that are currently in commercial production. We have no long-term commitments regarding supply or price from our supplier of inverters, which leaves us vulnerable to the risk that our suppliers may stop supplying inverters to us for any reason, including their financial viability. If we or our customers cannot obtain substitute sources of inverters on a timely basis or on acceptable terms, these supply problems may cause our revenue to decline, increase our costs, delay solar power system installations, result in loss of market share or otherwise harm our business.

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

To increase our business and maintain our competitive position, we may acquire other companies or engage in joint ventures in the future. Acquisitions and joint ventures involve a number of risks that could harm our business and result in the acquired business or joint venture not performing as expected, including:

•	insufficient experience with technologies and markets in which the acquired business is involved, which may be necessary to successfully operate and integrate the business;

•	problems integrating the acquired operations, personnel, technologies or products with the existing business and products;

•	diversion of management time and attention from our core business to the acquired business or joint venture;

•	potential failure to retain key technical, management, sales and other personnel of the acquired business or joint venture;

•	difficulties in retaining relationships with suppliers and customers of the acquired business, particularly where such customers or suppliers compete with us; and

•	subsequent impairment of the acquired assets, including intangible assets.

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

We have historically depended on the wafer-slicing operations of third-party vendors to slice ingots into wafers. We have established our own wafer-slicing operations, and in the first half of 2006, we sliced approximately 63% of our wafers. If our third-party vendors increase their prices or decrease or discontinue their shipments to us, as a result of equipment malfunctions, competing purchasers or otherwise, and we are unable to obtain substitute wafer-slicing from another vendor on acceptable terms, or increase our own wafer-slicing operations on a timely basis, our sales will decrease, our costs may increase or our business will otherwise be harmed.

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

We currently have three solar cell production lines in operation, which are located at our manufacturing facilities in the Philippines. If our current production lines were to experience any problems or downtime, including those caused by intermittent electricity supply at our Philippines facilities, we would be unable to meet our production targets and our business would suffer. If any piece of equipment were to break down or experience down-time, it could cause our production lines to go down. We have acquired equipment for a fourth cell production line that is expected to be rated at 33 megawatts per year and is expected to decrease per unit operating costs, and we have recently acquired a second solar cell manufacturing facility nearby our existing facility in the Philippines. This expansion has required and will continue to require significant management attention, a significant investment of capital and substantial engineering expenditures and is subject to significant risks including:

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

We expect to continue to make significant capital expenditures, particularly in our manufacturing facilities, and anticipate that our expenses will increase substantially in the foreseeable future as we expand our manufacturing operations, hire additional personnel, pay more or make advance payments for raw material, especially polysilicon, increase our sales and marketing efforts and continue our research and development efforts with respect to our products and manufacturing technologies. We expect capital expenditures of approximately $100.0 million in 2006 as we continue to increase our manufacturing capacity. These expenditures would be greater if we decide to bring capacity on line more rapidly. We believe that our current cash and cash equivalents and funds available under our credit facility will be sufficient to fund our capital and operating expenditures over the next 12 months. However, if our financial results or operating plans change from our current assumptions, we may not have sufficient resources to support our business plan. If our capital resources are insufficient to satisfy our liquidity requirements, we may seek to sell additional equity securities or debt securities or obtain other debt financing. The sale of additional equity securities or convertible debt securities would result in additional dilution to our stockholders. Additional debt would result in increased expenses and could require us to abide by covenants that would restrict our operations. Our $25.0 million three-year revolving credit facility, or our revolving credit facility, contains customary covenants and defaults, including, among others, limitations on dividends, incurrence of indebtedness and liens and mergers and acquisitions and may restrict our operating flexibility. If adequate funds are not available or not available on acceptable terms or terms consistent with any new our credit agreement we may enter into, our ability to fund our operations, develop and expand our manufacturing operations and distribution network, maintain our research and development efforts or otherwise respond to competitive pressures would be significantly impaired.

Because two of our largest customers purchase our products from us on a fixed price basis, our financial results, including gross margin, may suffer if our manufacturing costs were to increase or purchase orders were changed or cancelled.

Our agreements with PowerLight and Solon provide that they will purchase our products from us on a fixed-price basis. Our agreement with Solon, which expires in 2010, provides for a fixed-price basis through 2006. Our agreement with PowerLight provides for a fixed-price basis through 2009. Our manufacturing costs, including the cost of polysilicon, are variable. If our manufacturing costs increase, we would be unable to raise our prices to these customers, which in turn would negatively impact our margins and profits.

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

The solar power markets are characterized by continually changing technology requiring improved features, such as more efficient and higher power output, improved aesthetics and smaller size. This requires us to continuously develop new solar power products and enhancements for existing solar power products to keep pace with evolving industry standards and changing customer requirements. Technologies developed by others may prove more advantageous than ours for the commercialization of solar power products and may render our technology obsolete. Our failure to further refine our technology and develop and introduce new solar power products could cause our products to become uncompetitive or obsolete, which could reduce our market share and cause our sales to decline. Our research and development expense was $4.6 million in the six months ended June 30, 2006 and $6.5 million in fiscal year 2005. We will need to invest significant financial resources in research and development to maintain our market position, keep pace with technological advances in the solar power industry and to effectively compete in the future.

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

Our government contracts enable us to develop new technologies more rapidly than we would have pursued otherwise. Funding from government contracts is recorded as an offset to our research and development expense. We recently entered into a cost-sharing research and development project with the National Renewable Energy Laboratory to fund the design of our next generation solar panels. Payments received under this contract help offset our research and development expense. This contract is expected to fund approximately $1.0 million per year of our research and development expense through May 2008. In the six months ended June 30, 2006, funding from government contracts totaled approximately $0.5 million as an offset to our research and development expense. A reduction or discontinuance of these programs or of our participation in these programs would increase our expenses, which could affect our profitability and impair our ability to develop our solar power technologies.

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

The manufacture of solar cells is a highly complex process. Minor deviations in the manufacturing process can cause substantial decreases in yield and in some cases, cause production to be suspended or yield no output. We have from time to time experienced lower than anticipated manufacturing yields. This often occurs during the production of new products or the installation and start-up of new process technologies or equipment. For example, we recently acquired equipment for a fourth cell production line that is rated at 33 megawatts per year and is expected to decrease per unit operating costs, and acquired a building to house our second solar cell manufacturing facility nearby our existing facility. As we expand our manufacturing capacity and bring additional lines or facilities into production, we may experience lower yields initially as is typical with any new equipment or process. We also expect to experience lower yields initially as we migrate our manufacturing processes to thinner wafers. If we do not achieve planned yields, our product costs could increase, and product availability would decrease resulting in lower revenues than expected.

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

For the six months ended June 30, 2006 and the year ended December 31, 2005, approximately 72% and 70%, respectively, of our sales were made to customers outside of the United States. We currently have three solar cell production lines in operation, which are located at our manufacturing facility in the Philippines. In addition, our assembly functions are conducted by a third-party subcontractor in China. Risks we face in conducting business internationally include:

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

In addition, although base wages are lower in the Philippines, wages for our employees in the Philippines are increasing, which could result in increased costs to employ our manufacturing engineers. As of June 30, 2006, approximately 92% of our employees were located in the Philippines. We also are faced with competition in the Philippines for employees, and we expect this competition to increase as additional solar companies enter the market and expand their operations. In particular, there may be limited availability of qualified manufacturing engineers. We have benefited from an excess of supply over demand for college graduates in the field of engineering in the Philippines. If this favorable imbalance changes due to increased competition, it could affect the availability or cost of qualified employees, who are critical to our performance. This could increase our costs and turnover rates.

Currency fluctuations in the Euro or the Philippine peso relative to the U.S. dollar could decrease our revenue or increase our expenses.

During the six months ended June 30, 2006 and for the year ended December 31, 2005, approximately 72% and 70%, respectively, of our total revenue was generated outside the United States. We presently have currency exposure arising from sales, capital equipment purchases, prepayments and customer advances denominated in foreign currencies. A majority of our total revenue is denominated in Euros, including our fixed price agreements with Conergy and Solon, and a significant portion is denominated in U.S. dollars while a portion of our costs are incurred and paid in Euros and a smaller portion of our expenses are paid in Philippine pesos and Japanese yen. In addition, our prepayment to Wacker-Chemie and our customer advances from Solon are denominated in Euros.

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

Although we rely primarily on trade secret laws and contractual restrictions to protect the technology in the solar cells we currently manufacture and market, our success and ability to compete in the future may also depend to a significant degree upon obtaining patent protection for our proprietary technology. As of June 30, 2006, in the United States we had seven issued patents, 15 U.S. patent applications pending and 10 foreign patent applications, which cover aspects of the technology in the solar cells we currently manufacture and market. Patents that we currently own or license-in do not cover the solar cells that we presently manufacture and market. Our patent applications may not result in issued patents, and even if they result in issued patents, the patents may not have claims of the scope we seek. In addition, any issued patents may be challenged, invalidated or declared unenforceable. The term of any issued patents would be 20 years from their filing date and if our applications are pending for a long time period, we may have a correspondingly shorter term for any patent that may issue. Our present and future patents may provide only limited protection for our technology and may not be sufficient to provide competitive advantages to us. For example, competitors could be successful in challenging any issued patents or, alternatively, could develop similar or more advantageous technologies on their own or design around our patents. Also, patent protection in certain foreign countries may not be available or may be limited in scope and any patents obtained may not be as readily enforceable as in the United States, making it difficult for us to effectively protect our intellectual property from misuse or infringement by other companies in these countries. Our inability to obtain and enforce our intellectual property rights in some countries may harm our business. In addition, given the costs of obtaining patent protection, we may choose not to protect certain innovations that later turn out to be important.

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

We had approximately 1,166 full-time employees as of June 30, 2006, and we anticipate that we will need to hire a significant number of highly skilled technical, manufacturing, sales, marketing, administrative and accounting personnel if we are to successfully develop and market our products and expand and operate our expanded manufacturing facility. The competition for qualified personnel is intense in our industry. We may not be successful in attracting and retaining sufficient numbers of qualified personnel to support our anticipated growth. We may have more difficulty attracting personnel after we become a public company because of the perception that the stock option component of our compensation package may not be as valuable.

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

Beginning in connection with our Annual Report on Form 10-K for the fiscal year ending December 31, 2006, Section 404 of the Sarbanes-Oxley Act of 2002 will require us to evaluate and report on our internal controls over financial reporting and have our independent registered public accounting firm annually attest to our evaluation, as well as issue their own opinion on our internal control over financial reporting. Because we have not been subject to these requirements before, we and our independent accountants have not reviewed our internal controls for purposes of Section 404 in the past, and are now in the process of doing so for the first time. Although Cypress completed its Section 404 compliance for its Annual Report on Form 10-K for the fiscal years ended December 31, 2004 and 2005, the review of our internal controls as part of this process was limited in scope and you should not conclude from this Cypress process that our internal controls were adequate to the extent required of an independent public company at that time. We have in the past discovered, and may in the future discover, areas of our internal controls that need improvement. We are preparing for compliance with Section 404 by strengthening, assessing and testing our system of internal controls to provide the basis for our report. However, the continuous process of strengthening our internal controls and complying with Section 404 is expensive and time consuming, and requires significant management attention. We cannot be certain that these measures will ensure that we will maintain adequate control over our financial processes and reporting, or that we or our independent registered public accounting firm will be able to provide the attestation and opinion required in connection with our Annual Report on Form 10-K for the fiscal year ending December 31, 2006. If we or our independent registered public accounting firm discover a material weakness, the disclosure of that fact, even if quickly remedied, could reduce the market’s confidence in our financial statements and harm our stock price. In addition, future non-compliance with Section 404 could subject us to a variety of administrative sanctions, including the suspension or delisting of our common stock from The Nasdaq National Market and the inability of registered broker-dealers to make a market in our common stock, which would further reduce our stock price.

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

As of June 30, 2006, Cypress owned all 52,033,287 shares of class B common stock, representing approximately 76% of the total outstanding shares of common stock or approximately 76% on a fully diluted basis after taking into account outstanding options and 96% of the voting power of outstanding capital stock. The holders of our class A common stock and our class B common stock have substantially similar rights, preferences, and privileges except with respect to voting and conversion rights and other protective provisions. Holders of our class B common stock are entitled to eight votes per share of class B common stock, and the holders of our class A common stock are entitled to one vote per share of class A common stock. If Cypress transfers shares of our class B common stock to any party other than a successor in interest or a subsidiary of Cypress prior to a tax-free distribution to its stockholders, those shares would automatically convert into class A common stock. Other than through such transfers or voluntary conversions by Cypress of class B common stock to class A common stock, only at such time, if at all, as Cypress, its successors in interest and its subsidiaries collectively own less than 40% of the shares of all classes of our common stock then outstanding and Cypress has not effected a tax-free distribution of our class B common stock to its stockholders prior to such time will all shares of our class B common stock automatically convert into shares of our class A common stock on a one-for-one basis. For so long as Cypress, its successors in interest and its subsidiaries hold shares of our class B common stock, Cypress will be able to elect all of the members of our board of directors.

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

We have entered into a tax sharing agreement with Cypress, under which we and Cypress agree to indemnify one another for certain taxes and similar obligations that the other party could incur under certain circumstances. In general, we will be responsible for taxes relating to our business. Furthermore, we may be held jointly and severally liable for taxes determined on a consolidated basis even though Cypress is required to indemnify us for its taxes pursuant to the tax sharing agreement. After the date we cease to be a member of Cypress’ consolidated group for federal income tax purposes or state income tax purposes, as and to the extent that we become entitled to utilize on our separate tax returns portions of those credit or loss carryforwards existing as of such date, we will distribute to Cypress the tax effect (estimated to be 34% for federal income tax purposes) of the amount of such tax loss carryforwards so utilized and the amount of any credit carryforwards so utilized. We will distribute these amounts to Cypress in cash or in our shares, at our option. Upon completion of our follow-on public offering of common stock in June 2006, we are no longer considered to be a member of Cypress’ consolidated group for federal income tax purposes. Accordingly, we will be subject to the obligations payable to Cypress for any federal income tax credit or loss carryforwards utilized in its federal tax returns. As of December 31, 2005, we had approximately $36.5 million of federal net operating loss carryforwards and approximately $4.8 million of California net operating loss carryforwards, meaning that such potential future payments to Cypress, which would be made over a period of several years, would therefore aggregate approximately $15.0 million. For a more complete description of the tax sharing agreement, please see the section entitled “Relationship with Cypress Semiconductor Corporation—Tax Sharing Agreement” in our 2006 Proxy Statement.

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

For example, under the current tax rules, if Cypress were to make a complete distribution of its class B common stock and our total outstanding capital stock at the time of such distribution was 69,000,000 shares, unless we qualified for one of several safe harbor exemptions available under the Treasury Regulations, in order to avoid our indemnification obligation to Cypress, we could not, for up two years from the date of Cypress’ distribution, issue 69,000,000 or more shares of class A common stock, nor could we participate in one or more transactions (excluding the distribution itself) in which 34,500,000 or more shares of our then existing class A common stock were to be acquired in connection with a plan or series of related transactions that includes the distribution. In addition, these limits could be lower depending on certain actions that we or Cypress might take before or after a distribution. If we were to participate in such a transaction, assuming Cypress distributed 52,000,000 shares, Cypress’ top marginal income tax rate is 40% for federal and state income tax purposes, the fair market value of our class B common stock is $32.00 per share and Cypress’ tax basis in such stock is $5.00 per share on the date of their distribution, then our liability under our indemnification obligation to Cypress would be approximately $562 million.

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

Because Cypress is not obligated to distribute to its stockholders or otherwise dispose of our common stock that it owns , we will continue to be subject to the risks described above relating to Cypress’ control of us if Cypress does not complete such a transaction.

Cypress is not obligated to distribute to its stockholders or otherwise dispose of the shares of our class B common stock that it beneficially owns, although it might elect to do so in the future. Moreover, completion of any such transaction could be contingent upon, among other things, the receipt of a favorable tax ruling from the Internal Revenue Service and/or a favorable opinion of Cypress’ tax advisor as to the tax-free nature of the transaction for U.S. federal income tax purposes.

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

Cypress may at any time replace our entire board of directors. Furthermore, some actions of our board of directors require the approval of 75% of our directors except to the extent this condition is waived by Cypress. As a result, unless and until Cypress, its successors in interest and its subsidiaries collectively own less than 40% of the shares of all classes of our common stock then outstanding and Cypress is no longer consolidating us for accounting purposes, Cypress could exercise significant control over our board of directors. As such, individuals who might otherwise accept a board position at SunPower may decline to serve, and Cypress may be able to control important decisions made by our Board of Directors.

Risks Related to Our Common Stock

Our stock price is volatile, and a liquid trading market for our class A common stock may not develop or be sustained.

Our class A common stock has a limited trading history in a public market. We cannot predict how liquid the market for our common stock might become. The trading price of our class A common stock could be subject to wide fluctuations due to the factors discussed in this risk factors section and elsewhere in this Quarterly Report. In addition, the stock market in general and The Nasdaq National Market and technology companies in particular have experienced extreme price and volume fluctuations. These trading prices and valuations, including our own market valuation and those of companies in our industry generally, may not be sustainable. These broad market and industry factors may decrease the market price of our class A common stock, regardless of our actual operating performance. In addition, in the past, following periods of volatility in the overall market and the market price of a company’s securities, securities class action litigation has often been instituted against these companies. This litigation, if instituted against us, could result in substantial costs and a diversion of our management’s attention and resources.

If securities or industry analysts do not publish research or reports about us, our business or our market, or if they change their recommendations regarding our stock adversely, our stock price and trading volume could decline.

The trading market for our class A common stock is influenced by the research and reports that industry or securities analysts publish about us, our business or our market. We have only been a public company since our IPO in November 2005, and accordingly our stock is covered by fewer securities analysts than that of more mature public companies. If one or more of the analysts who cover us change their recommendation regarding our stock adversely, our stock price would likely decline. If one or more of these analysts cease coverage of our company or fail to regularly publish reports on us, we could lose visibility in the financial markets, which in turn could cause our stock price or trading volume to decline.

Substantial future sales of our class A common stock or other securities in the public market could cause our stock price to fall.

Sales of our class A common stock in the public market or sales of any other securities in our Company, or the perception that such sales could occur, could cause the market price of our class A common stock to decline. As of June 30, 2006 we had 16,739,407 shares of class A common stock outstanding and Cypress owns the 52,033,287 outstanding shares of our class B common stock, representing approximately 76% of the outstanding shares of our common stock. Cypress may convert these shares into class A common stock at any time. Cypress has no contractual obligation to retain its shares of our common stock, except that Cypress has agreed not to sell or distribute any of its shares of our common stock without the consent of Credit Suisse Securities (USA) LLC and Lehman Brothers Inc. until 270 days after November 16, 2005 (the date of the final prospectus for our IPO). Subject to applicable U.S. federal and state securities laws, Cypress may sell or distribute to its stockholders any or all of the shares of our common stock that it owns, which may or may not include the sale of a controlling interest in us, either (1) after the expiration of this 270-day period or (2) before the expiration of this 270-day period with the consent of Credit Suisse Securities (USA) LLC and Lehman Brothers Inc.

We have filed a registration statement on Form S-8 under the Securities Act covering 6,332,549 shares of class A common stock issuable under outstanding options under our 1988 Incentive Stock Plan, under our 1996 Stock Plan and under non-plan options granted to employees and consultants and 356,839 shares reserved for future issuance as of June 30, 2006 under our 2005 Stock Incentive Plan. Shares registered under this registration statement are available for sale in the open market, although sales of shares held by our affiliates will be limited by Rule 144 volume limitations. The lock-up agreement with respect to these shares expired on May 16, 2006.

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

Until such time as Cypress, its successor in interest and its subsidiaries collectively own less than 40% of the shares of all classes of our common stock then outstanding and Cypress is no longer consolidating us for accounting purposes, and unless Cypress waives this requirement, the affirmative vote of at least 75% of the then-authorized number of members of our board of directors will be required to: (a) adopt, amend or repeal our bylaws or certificate of incorporation; (b) appoint or remove our chief executive officer; (c) designate, appoint or allow for the nomination or recommendation for election by our stockholders of an individual to our board of directors; (d) change the size of our board of directors to be other than five members; (e) form a committee of our board of directors or establish or change a charter, committee responsibilities or committee membership of any committee of our board of directors; (f) adopt any stockholder rights plan, “poison pill” or other similar arrangement; or (g) approve any transactions that would involve a merger, consolidation, restructuring, sale of substantially all of our assets or any of our subsidiaries or otherwise result in any person or entity obtaining control of us or any of our subsidiaries. Cypress may at any time in its sole discretion waive this requirement to obtain such a supermajority vote of our board of directors.

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

Item 6. Exhibits

Exhibit Number	Description

10.1†	Supply Agreement, dated July 10, 2006, between the Registrant and DC Chemical Co., Ltd.

31.1	Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†	Confidential treatment has been requested for portions of this exhibit.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

SUNPOWER CORPORATION

Dated: August 16, 2006	By:	/s/ EMMANUEL T. HERNANDEZ
Emmanuel T. Hernandez
Chief Financial Officer

Index to Exhibits

Exhibit Number	Description

10.1†	Supply Agreement, dated July 10, 2006, between the Registrant and DC Chemical Co., Ltd.

31.1	Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†	Confidential treatment has been requested for portions of this exhibit.