Form 10-Q
period 2006-10-01
SUNPOWER CORP
filed 2006-11-13
CIK 867773

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 1, 2006

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

The total number of outstanding shares of the registrant’s class A common stock as of November 9, 2006 was 17,200,543.

The total number of outstanding shares of the registrant’s class B common stock as of November 9, 2006 was 52,033,287.

SunPower Corporation

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

SunPower Corporation

Condensed Consolidated Balance Sheets

(in thousands, except share data)

(unaudited)

	September 30, 2006	December 31, 2005
Assets
Current assets:
Cash and cash equivalents	$253,735	$143,592
Short-term investments	19,897	—
Accounts receivable, net	47,067	25,498
Inventories	26,069	13,147
Prepaid expenses and other current assets	22,472	3,236

Total current assets	369,240	185,473
Property, plant and equipment, net	163,455	110,559
Goodwill	2,883	2,883
Intangible assets, net	15,213	18,739
Other long-term assets	271	—
Advances to suppliers, net of current portion	13,308	—

Total assets	$564,370	$317,654

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$31,048	$14,194
Accounts payable to Cypress	3,904	2,533
Accrued liabilities	11,154	4,541
Current portion of customer advances	11,643	8,962

Total current liabilities	57,749	30,230
Deferred tax liability	1,140	336
Customer advances, net of current portion	28,854	28,438

Total liabilities	87,743	59,004

Commitments and contingencies (Note 12)
Stockholders’ Equity:
Preferred stock, $0.001 par value per share; 10,042,490 shares authorized; none issued and outstanding	—	—
Common stock, $0.001 par value; 375,000,000 shares authorized; 69,206,453 and 61,092,484 shares issued and outstanding at September 30, 2006 and December 31, 2005, respectively	69	61
Additional paid-in capital	520,358	316,617
Accumulated other comprehensive income (loss)	(474)	505
Accumulated deficit	(43,326)	(58,533)

Total stockholders’ equity	476,627	258,650

Total liabilities and stockholders’ equity	$564,370	$317,654

The accompanying notes are an integral part of these condensed consolidated financial statements.

SunPower Corporation

Condensed Consolidated Statements of Operations

(in thousands, except per share data)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Revenue	$65,348	$21,903	$162,001	$49,395

Costs and expenses:
Cost of revenue	50,164	18,953	129,678	49,631
Research and development	2,536	1,481	7,120	4,508
Sales, general and administrative	6,206	2,877	15,572	6,880

Total costs and expenses	58,906	23,311	152,370	61,019

Operating income (loss)	6,442	(1,408)	9,631	(11,624)
Interest income (expense)	3,440	(197)	5,843	(3,381)
Other income (expense), net	518	(25)	1,008	(198)

Income (loss) before income tax provision	10,400	(1,630)	16,482	(15,203)
Income tax provision	832	—	1,275	—

Net income (loss)	$9,568	$(1,630)	$15,207	$(15,203)

Net income (loss) per share:
Basic	$0.14	$(0.06)	$0.24	$(0.93)
Diluted	$0.13	$(0.06)	$0.22	$(0.93)
Weighted-average shares:
Basic	68,947	27,786	64,704	16,267
Diluted	73,899	27,786	70,080	16,267

The accompanying notes are an integral part of these condensed consolidated financial statements.

SunPower Corporation

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2006	2005
Cash flows from operating activities
Net income (loss)	$15,207	$(15,203)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	11,647	4,954
Amortization of intangibles	3,526	3,529
Stock-based compensation	3,706	510
Impairment charge related to equipment	—	461
Gain on sale of fixed assets	(16)	(120)
Interest expense related to warrants and notes payable	—	3,381
Changes in operating assets and liabilities:
Accounts receivable	(21,569)	(13,342)
Inventories	(12,831)	(6,001)
Prepaid expenses and other current assets	(3,101)	(121)
Advances to suppliers	(19,443)	—
Other long-term assets	(271)	—
Accounts payable	16,854	116
Accounts payable to Cypress	1,371	6,084
Accrued liabilities and deferred tax liability	6,438	314
Advances from customers	3,097	33,294

Net cash provided by operating activities	4,615	17,856

Cash flows from investing activities
Purchase of property, plant and equipment	(64,618)	(48,091)
Purchase of marketable securities	(25,897)	—
Proceeds from sale of marketable securities	6,000	—
Proceeds from sale of fixed assets	91	120
Note receivable	(10,000)	—

Net cash used in investing activities	(94,424)	(47,971)

Cash flows from financing activities
Proceeds from debt obligations to Cypress	—	12,500
Proceeds from issuance of preferred stock, net of issuance costs	—	7,000
Proceeds from issuance of common stock to Cypress	—	27,372
Principal payments on notes payable to Cypress	—	(248)
Proceeds from issuance of common stock, net of issuance costs	197,431	—
Proceeds from exercise of stock options	2,521	37

Net cash provided by financing activities	199,952	46,661

Net increase in cash and cash equivalents	110,143	16,546
Cash and cash equivalents at beginning of period	143,592	3,776

Cash and cash equivalents at end of period	$253,735	$20,322

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

On November 10, 2005, the Company reincorporated in Delaware and filed an amendment to its certificate of incorporation to effect a 1-for-2 reverse stock split of the Company’s outstanding and authorized shares of common stock. All share and per share figures presented herein have been adjusted to reflect the reverse stock split.

In November 2005, the Company raised net proceeds of $145.6 million in an initial public offering of 8.8 million shares of common stock at a price of $18.00 per share. In May 2006, the Company completed a follow-on public offering of 7.0 million shares of its common stock, at a per share price of $29.50, and received net proceeds of $197.4 million.

Cypress made a significant investment in the Company in 2002. On November 9, 2004, Cypress completed a reverse triangular merger with the Company in which all of the outstanding minority equity interest of SunPower was retired, effectively giving Cypress 100% ownership of all of our then outstanding shares of capital stock but leaving its unexercised warrants and options outstanding. After completion of the Company’s initial public offering in November 2005 (“IPO”), Cypress held, in the aggregate, 52,033,287 shares of class B common stock. Including the effect of the secondary public offering in May 2006, Cypress holds approximately 75% of the Company’s total outstanding shares of common stock or approximately 70% on a fully diluted basis after taking into account outstanding stock options. Cypress holds approximately 96% of the voting power of the Company’s total outstanding capital stock.

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

As of September 30, 2006, the Company had an accumulated deficit of $43.3 million and, with the exception of fiscal 2006 to date, has a history of operating losses. The Company is subject to a number of business risks including, but not limited to, an industry-wide shortage of polysilicon, an essential raw material in the production of solar cells; limited suppliers for capital equipment; concentration of revenue among few customers; competition from other companies with a longer operating history and significantly greater financial resources; dependency on a third-party subcontractor; the ability to obtain adequate financing to fund operating activities; dependence on key employees; and the ability to attract and retain additional qualified personnel.

Fiscal Year

The Company reports on a fiscal-year basis and ends its quarters on the Sunday closest to the end of the applicable calendar quarter, except in a 53-week fiscal year, in which case the additional week falls into the fourth quarter of that fiscal year. Both fiscal 2005 and 2006 consist of 52 weeks. The third quarter of fiscal 2006 ended on October 1, 2006 and the third quarter of fiscal 2005 ended on October 1, 2005. For presentation purposes only, the consolidated financial statements and notes refer to the calendar year end and month end of each respective period.

Basis of Presentation

The accompanying condensed consolidated interim financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. The year-end condensed balance sheet data was derived from audited financial statements. Accordingly, these financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the Financial Statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, which the Company believes are necessary for a fair statement of the Company’s financial position as of September 30, 2006 and its results of operations for the three and nine months ended September 30, 2006 and 2005, respectively. These condensed consolidated financial statements are not necessarily indicative of the results to be expected for the entire year.

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

In July 2006, the FASB issued EITF Issue No. 06-3, “How Taxes Collected from Customers Remitted to Governmental Authorities Should be Presented in the Income Statement (that is, Gross versus Net Presentation).” The adoption of EITF No. 06-3 did not have an impact on the Company’s consolidated financial statements. The Company’s accounting policy is to present the above mentioned taxes on a net basis, excluded from revenues.

In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value instruments. This statement does not require any new fair value measurements; rather, it applies under other accounting pronouncements that require or permit fair value measurements. The provisions of this statement are to be applied prospectively as of the beginning of the fiscal year in which this statement is initially applied, with any transition adjustment recognized as a cumulative effect adjustment to the opening balance of retained earnings. The provisions of SFAS No. 157 are effective for fiscal years beginning after November 15, 1007; therefore, the Company anticipates adopting this standard as of January 1, 2008. The Company has not determined the effect, if any, the adoption of this statement will have on it consolidated financial statements.

In September 2006, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” to eliminate the diversity of practice surrounding how public companies quantify financial statement misstatements. Traditionally, there have been two widely-recognized methods for quantifying the effects of financial statement misstatements: the “roll-over” method and the “iron curtain” method. The roll-over method focuses primarily on the impact of a misstatement on the income statement, including the reversing effect of prior misstatements, but its use can lead to the accumulation of misstatements in the balance sheet. The iron-curtain method focuses primarily on the effect of correcting the period-end balance sheet with less emphasis on the reversing effects of prior year errors on the income statement. In SAB No. 108, the SEC Staff established an approach that requires quantification of financial statement misstatements based on the effects of the misstatements on each financial statement and the related financial statement disclosures. This model is commonly referred to as a “dual approach” because it requires quantification of errors under both the iron curtain and the roll-over methods. The Company is required to adopt SAB No. 108 in the fourth quarter of 2006 but does not expect that the adoption will have a material impact on its consolidated financial statements.

Note 2. Balance Sheet Components

(In thousands)	September 30, 2006	December 31, 2005
Inventories:
Raw materials	$10,825	$6,214
Work-in-process	959	351
Finished goods	14,285	6,582

	$26,069	$13,147

Prepaid expenses and other current assets:
Note receivable	$10,000	$—
Advances to suppliers, current portion	6,135	—
Deferred tax asset, current portion	1,142	—
Other prepaid expenses	5,195	3,236

	$22,472	$3,236

Property, plant and equipment:
Land	$4,804	$—
Buildings	2,500	—
Manufacturing equipment	93,573	60,807
Computer equipment	2,363	1,738
Furniture and fixtures	83	124
Leasehold improvements	34,788	24,372
Construction-in-process (manufacturing facility in the Philippines)	46,633	33,684

	184,744	120,725
Less: Accumulated depreciation and amortization	(21,289)	(10,166)

	$163,455	$110,559

(In thousands)	September 30, 2006	December 31, 2005
Intangible assets:
Purchased technology	$18,139	$18,139
Patents	3,811	3,811
Trademark and other	2,066	2,066

	24,016	24,016

Accumulated amortization of intangible assets:
Purchased technology	(6,663)	(3,999)
Patents	(1,254)	(749)
Trademark and other	(886)	(529)

	(8,803)	(5,277)

	$15,213	$18,739

The estimated future amortization expense related to intangible assets as of September 30, 2006 is as follows:

2006 (remaining three months)	$1,164
2007	4,493
2008	3,873
2009	3,590
2010	2,093

	$15,213

Accrued liabilities:

Warranty reserve	$2,738	$574
Foreign exchange derivative liability	1,853	49
Employee compensation and employee benefits	1,453	1,173
Income tax payable	1,325	—
Other	3,785	2,745

	$11,154	$4,541

Note 3. Short-Term Investments

The Company began investing in auction rate securities which are classified as short-term investments and carried at their market values. At September 30, 2006, the Company had $16.9 million invested in auction rate securities, which are bought and sold in the marketplace through a bidding process sometimes referred to as a “Dutch Auction.” After the initial issuance of the securities, the interest rate on the securities resets periodically, at intervals set at the time of issuance (e.g., every seven, twenty-eight, or thirty-five days; every six months; etc.), based on the market demand at the reset period. The “stated” or “contractual” maturities for these securities, however, generally are 20 to 30 years. In addition, at September 30, 2006, the Company had $3.0 million invested in commercial paper with maturities greater than ninety days. Despite the long-term maturities, the Company has the ability and intent, if necessary, to liquidate any of these investments in order to meet the Company’s working capital needs within its normal operating cycles.

The Company has classified these investments as available-for-sale securities under Statement of Financial Accounting Standards No. 115 “Accounting for Investment in Certain Debt and Equity Securities” (SFAS No. 115). As these securities trade at their par values, the Company has not recorded any gains or losses in comprehensive income during the three and nine months ended September 30, 2006.

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

For the three and nine months ended September 30, 2005, outstanding convertible preferred stock, stock options to purchase common stock and warrants to purchase preferred and common stock, were excluded from the calculation of diluted net loss per share as the Company was in a net loss position and their inclusion would have been anti-dilutive.

The following is a summary of all outstanding anti-dilutive potential common shares:

	As of September 30,
(In thousands)	2006	2005
Convertible preferred stock	—	44,915
Stock options	74	6,508

The following table sets forth the computation of basic and diluted weighted-average common shares:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2006	2005	2006	2005
Basic weighted-average common shares	68,947	27,786	64,704	16,267
Effect of dilutive securities:
Stock options	4,845	—	5,318	—
Restricted stock	107	—	58	—

Weighted-average common shares for diluted computation	73,899	27,786	70,080	16,267

Note 5. Comprehensive Income (Loss)

Comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Comprehensive income (loss) includes unrealized gains and losses on the Company’s available-for-sale investments and derivatives.

The components of comprehensive income (loss), net of tax, were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2006	2005	2006	2005
Net income (loss)	$9,568	$(1,630)	$15,207	$(15,203)
Unrealized gain (loss) on derivatives, net of tax	1,326	222	(979)	2,771

Total comprehensive income (loss)	$10,894	$(1,408)	$14,228	$(12,432)

Note 6. Advances to Suppliers and Other Current Assets

In April 2006, the Company loaned $10.0 million to a third-party company pursuant to a one-year interest-bearing note receivable that is convertible into equity at the Company’s option.

As of September 30, 2006, the Company’s advances to suppliers aggregated $19.4 million which relate to the following:

A deposit of 10.5 million Euro (approximately $13.3 million as of September 30, 2006) to a vendor of polysilicon. Under the terms of the related agreement, the vendor will sell the Company a total of 45.0 million Euros (approximately $53.3 million based on the exchange rate at the date the agreement was entered into) of polysilicon in fixed annual quantities and at fixed prices over a ten-year period beginning in fiscal 2008.

An advance of $5.6 million related to an agreement with a vendor of ingots to purchase a total of $55.5 million of ingots over a period of five years beginning in July 2006 (the “purchase period”). The terms of the agreement require remittance of preset amounts at six-month intervals over the purchase period. As of September 30, 2006, no purchases had yet been applied against such prepayment.

The Company has agreements with other suppliers of polysilicon, ingots and wafers that also require prepayment obligations over the term of the arrangements. Inclusive of the advances described above, the Company’s future prepayment obligations total approximately $142.1 million, payable over the next four years.

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

Under the terms of the manufacturing agreement, Cypress will continue to make infrared and imaging detector products for the Company at prices consistent with the then current Cypress transfer pricing, which is equal to the forecasted cost to Cypress to manufacture the wafers, for the earlier of the three years from the Company’s IPO or until a change in control of the Company occurs, which includes until such time as Cypress ceases to own at least a majority of the aggregate number of shares of all classes of the Company common stock then outstanding, after which a new supply agreement may be negotiated or the Company and Cypress will negotiate a reasonable winding-up procedure. In addition, the Company may use other Cypress fabs for development work on a cost per activity basis.

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

Leased Facility in the Philippines

In 2003, the Company and Cypress reached an understanding that the Company would build out and occupy a building owned by Cypress for its wafer fabrication facility in the Philippines. The Company entered into a lease agreement for this facility, which expires in July 2021. Under the lease, the Company will pay Cypress at a rate equal to the cost to Cypress for that facility (including taxes, insurance, repairs and improvements) until the earlier of November 2015 or a change in control of the Company occurs, which includes such time as Cypress ceases to own at least a majority of the aggregate number of shares of all classes of the Company’s common stock then outstanding. Thereafter, the Company will pay market rate rent for the facility. The Company will have the right to purchase the facility from Cypress at any time at Cypress’ original purchase price of approximately $8.0 million, plus interest computed on a variable index starting on the date of purchase by Cypress until the sale to the Company, unless such purchase option is exercised after a change of control of the Company, in which case the purchase price shall be at a market rate, as reasonably determined by Cypress. The lease agreement also contains certain indemnification and exculpation provisions by the Company for the benefit of Cypress as lessor.

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

Purchases of imaging and infrared detector products from Cypress, manufacturing services provided by Cypress in Texas, administrative services provided by Cypress and the facilities leased from Cypress in the Philippines and in California aggregated $3.5 million and $9.6 million for the three and nine months ended September 30, 2006, respectively, and $2.4 million and $5.5 million for the three and nine months ended September 30, 2005, respectively.

2005 Separation and Service Agreements

On October 6, 2005, SunPower entered into a series of separation and services agreements with Cypress. Among these agreements are a master separation agreement, a sublease of the land and a lease for the building in the Philippines (see above); a three-year wafer manufacturing agreement for detector products at inter-company pricing; a three-year master transition services agreement under which Cypress would allow SunPower to continue to utilize services provided by Cypress such as corporate accounting, legal, tax, information technology, human resources and treasury administration at Cypress’ cost; an asset lease under which Cypress will lease certain manufacturing assets from SunPower; an employee matters agreement under which the Company’s employees would be allowed to continue to participate in certain Cypress health insurance and other employee benefits plans; an indemnification and insurance matters agreement; an investor rights agreement; and a tax sharing agreement. All of these agreements, except the tax sharing agreement and the manufacturing asset lease agreement became effective at the time of completion of the Company’s IPO.

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

Until the earlier of November 2009 or the occurrence of a change of control of the Company, Cypress has agreed to provide these services and the Company will pay Cypress for services provided to the Company, at Cypress’ cost (which, for purposes of the master transition services agreement, means an appropriate allocation of Cypress’ full salary and benefits costs associated with such individuals as well as any out-of-pocket expenses that Cypress incurs in connection with providing the Company with those services) or at the rate negotiated with Cypress. Cypress has the ability to deny requests for services under this agreement if, among other things, the provision of such services creates a conflict of interest, causes an adverse consequence to Cypress, requires Cypress to retain additional employees or other resources or the provision of such services become impracticable as a result or cause outside of the control of Cypress. In addition, Cypress will incur no liability in connection with the provision of these services. The master transition services agreement also contains certain indemnification provisions by the Company for the benefit of Cypress.

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

Employee Matters Agreement

The Company entered into an employee matters agreement with Cypress to allocate assets, liabilities and responsibilities relating to its current and former U.S. and international employees and its employees’ participation in the employee benefits plans that Cypress sponsors and maintains.

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

Indemnification and Insurance Matters Agreement

The Company will indemnify Cypress and its affiliates, agents, successors and assigns from all liabilities arising from environmental conditions existing on, under, about or in the vicinity of any of the Company’s facilities, or arising out of operations occurring at any of the Company’s facilities, including the California facilities, whether prior to or after the separation; existing on, under, about or in the vicinity of the Philippines facility which the Company occupies, or arising out of operations occurring at such facility, whether prior to or after the separation, to the extent that those liabilities were caused by the Company; arising out of hazardous materials found on, under or about any landfill, waste, storage, transfer or recycling site and resulting from hazardous materials stored, treated, recycled, disposed or otherwise handled by any of the Company’s operations or the Company’s California and Philippines facilities prior to the separation; and arising out of the construction activity conducted by or on behalf of the Company at Cypress’ Texas facility.

The indemnification and insurance matters agreement and the master transition services agreement also contain provisions governing the Company’s insurance coverage, which are under the Cypress insurance policies (other than the Company’s directors and officers insurance, for which we have our own separate policy) until the earliest of (1) a change of control of the Company occurs, which includes such time as Cypress ceases to own at least a majority of the aggregate number of shares of all classes of the Company’s common stock then outstanding, (2) the date on which Cypress’ insurance carriers do not permit the Company to remain on Cypress policies, (3) the date on which Cypress’ cost of insurance under any particular insurance policy increases, directly or indirectly, due to the Company’s inclusion or participation in such policy, (4) the date on which our coverage under the Cypress policies causes a real or potential conflict of interest or hardship for Cypress, as determined solely by Cypress or (5) the date on which Cypress and the Company mutually agree to terminate this arrangement. Prior to that time, Cypress will maintain insurance policies on the Company’s behalf, and the Company shall reimburse Cypress for expenses related to insurance coverage during this period. The Company will work with Cypress to secure additional insurance if desired and cost effective.

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

After the date the Company ceases to be a member of Cypress’ consolidated group for federal income tax purposes or state income tax purposes, as and to the extent that the Company becomes entitled to utilize on the Company’s separate tax returns portions of those credit or loss carryforwards existing as of such date, the Company will distribute to Cypress the tax effect, estimated to be 34% for federal income tax purposes, of the amount of such tax loss carryforwards so utilized, and the amount of any credit carryforwards so utilized. The Company will distribute these amounts to Cypress in cash or in the Company’s shares, at the Company’s option. As of December 31, 2005, the Company had approximately $36.5 million of federal net operating loss carryforwards and approximately $4.8 million of California net operating loss carryforwards meaning that such potential future payments to Cypress, which would be made over a period of several years, would therefore aggregate approximately $15.0 million.

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

As of September 30, 2006, the Company’s hedge instruments consisted entirely of forward exchange contracts. The Company calculates the fair value of its forward contracts based on spot rates and interest differentials from published sources.

In accordance with Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities,” the Company accounts for its hedges of forecasted foreign currency revenues as cash flow hedges and hedges of firmly committed purchase contracts denominated in foreign currency as fair value hedges.

Cash Flow Hedges: Hedges of forecasted foreign currency denominated revenues are designated as cash flow hedges and changes in fair value of the effective portion of hedge contracts are recorded in accumulated other comprehensive income (loss) in stockholders’ equity in the Condensed Consolidated Balance Sheets. Amounts deferred in accumulated other comprehensive income (loss) are reclassified into the Condensed Consolidated Statement of Operations in the periods in which the hedged exposure impacts earnings. The effective portion of unrealized gains (losses) recorded in accumulated other comprehensive income (loss), net of tax, were gains of $1.3 million and $0.2 million for the three months ended September 30, 2006 and 2005, respectively, and a $1.0 million loss and a $2.8 million gain for the nine months ended September 30, 2006 and 2005, respectively. As of September 30, 2006 and December 31, 2005, the Company had outstanding cash flow hedge forward contracts with an aggregate notional value of $122.7 million and $31.2 million, respectively. The maturity dates of the outstanding contracts ranged from January 2007 to October 2007.

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

In addition, the Company began hedging the net balance sheet effect of Euro denominated assets and liabilities in 2005 primarily for Euro denominated receivables from customers, prepayments to suppliers and advances received from customers. The Company records its hedges of foreign currency denominated monetary assets and liabilities at fair value with the related gains or losses recorded in other income. The gains or losses on these contracts are substantially offset by transaction gains or losses on the underlying balances being hedged. As of September 30, 2006 and December 31, 2005, the Company held forward contracts with an aggregate notional value of $14.2 million and $26.6 million to hedge the risks associated with Euro foreign currency denominated assets and liabilities.

Note 9. Stock-Based Compensation

Adoption of SFAS No. 123(R)

Effective January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” (“SFAS No. 123(R)”) which requires the Company to measure the stock-based compensation costs of share-based compensation arrangements based on the grant-date fair value and recognize the costs in the financial statements over the employee requisite service period. As permitted by SFAS No. 123(R), the Company elected to use the modified prospective application transition method and has not restated its financial results for prior periods. Under this transition method, stock-based compensation expense for fiscal 2006 included compensation expense for all stock-based compensation awards granted prior to, but not yet vested as of January 1, 2006, based on the grant-date fair value estimated in accordance with the original provision of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”). Stock based compensation expense for all stock-based compensation awards granted after January 1, 2006 was based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R).

The following table summarizes the consolidated stock-based compensation expense, by type of awards:

(In thousands)	Three Months Ended September 30, 2006	Nine Months Ended September 30, 2006
Employee stock options	$918	$3,090
Non-employee stock options	—	304
Restricted stock	260	403
Amounts capitalized in inventory	(21)	(91)

Total stock-based compensation expense	$1,157	$3,706

The following table summarizes the consolidated stock-based compensation expense by line items in the Condensed Consolidated Statements of Operations and the impact on net income per share:

(In thousands, except per share data)	Three Months Ended September 30, 2006	Nine Months Ended September 30, 2006
Cost of revenue	$200	$628
Research and development	336	1,019
Sales, general and administrative	621	2,059

Total stock-based compensation expense	1,157	3,706
Tax effect on stock-based compensation expense	—	—

Total stock-based compensation expense after income taxes	$1,157	$3,706

Effect on net income per share:
Basic	$0.02	$0.06
Diluted	$0.02	$0.05

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

Net cash proceeds from option exercises were $0.7 million and $2.5 million for the three and nine months ended September 30, 2006, respectively, and $20,000 and $37,000 for the three and nine months ended September 30, 2005, respectively. No income tax benefit was realized from stock option exercises during the nine months ended September 30, 2006 and 2005. In accordance with SFAS No. 123(R), the Company presents excess tax benefits from the exercise of stock options, if any, as financing cash flows rather than operating cash flows.

The following table summarizes the Company’s unrecognized stock-based compensation balance by type of awards:

(In thousands)	September 30, 2006	Weighted- Average Period
Stock options	$4,409	2.6 years
Restricted stock	3,047	3.7 years

Total unrecognized stock-based compensation balance	$7,456	3.0 years

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

(In thousands, except per share data)	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2005
Net loss—as reported	$(1,630)	$(15,203)
Add: Total stock-based employee compensation expense reported in net loss, net of related tax effects	326	510
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(1,300)	(3,487)

Pro forma net loss	$(2,604)	$(18,180)

Net loss per share:
Basic and diluted—as reported	$(0.06)	$(0.93)
Basic and diluted—pro forma	$(0.09)	$(1.12)

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

Assumptions used in the determination of fair value of share-based payment awards using the Black-Scholes model were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Expected term	6.5 years	4.0 years	6.5 years	4.0 years
Risk-free interest rate	4.60%	3.63%	4.92%	3.63%
Volatility	90%	74%	92%	74%
Dividend yield	0%	0%	0%	0%

For the Three and Nine Months Ended September 30, 2005:

The Company estimated the expected term based on an assumed exercise of vested tranches at the earlier of one year after their vesting date or one year after an assumed public offering. Volatility was based on Cypress’s volatility for all periods through the third quarter of fiscal 2005, and from the fourth quarter of fiscal 2005 onwards, on a publicly-traded U.S.-based direct competitor of the Company. The interest rate was based on the U.S. Treasury yield curve in effect at the time of grant. Since the Company does not pay and does not expect to pay dividends, the expected dividend yield is zero.

For the Three and Nine Months Ended September 30, 2006:

For awards granted after the effective date of SFAS No. 123(R), the Company utilizes the simplified method under the provisions of Staff Accounting Bulletin No. 107 (“SAB No. 107”) for estimating expected term, instead of its historical exercise data. The Company elected not to base the expected term on historical data because of the significant difference in its status before and after the effective date. The Company was a privately-held company until its IPO, and the only available liquidation event for option holders was Cypress’s buyout of minority interests in November 2004. At all other times, optionees could not cash out on their vested options. During the Company’s limited history as a publicly-traded company since its initial public offering, a majority of the optionees were unable to exercise vested options because of lock-up restrictions which expired on May 16, 2006.

Because of the limited history of its stock price returns, the Company does not believe that its historical volatility would be representative of the expected volatility for its equity awards. Accordingly, the Company has chosen to use the historical volatility rates for a publicly-traded U.S.-based direct competitor to calculate the volatility for its granted options.

The interest rate is based on the U.S. Treasury yield curve in effect at the time of grant. Since the Company does not pay and does not expect to pay dividends, the expected dividend yield is zero.

Equity Incentive Programs

Stock Option Plans:

The Company has three stock option plans: the 1988 Incentive Stock Plan (“1988 Plan”), the 1996 Stock Plan (“1996 Plan”), and the 2005 Stock Incentive Plan (“2005 Plan”). Under the terms of the plans, the Company may issue incentive or nonstatutory stock options or stock purchase rights to employees and consultants to purchase common stock. The 2005 Plan was adopted by the Company’s board of directors in August 2005, and was approved by shareholders in November 2005. The 2005 Plan replaced the 1988 Plan and 1996 Plan and allows not only for the grant of options, but also for the grant of stock appreciation rights, restricted stock grants, restricted stock units and other equity rights. In May 2006, the Company’s stockholders approved an increase of 250,000 shares in the number of shares available for grant under the 2005 Plan. As of September 30, 2006, approximately 289,000 shares were available for grant under the 2005 Plan.

Incentive stock options may be granted at no less than the fair value of the common stock on the date of grant. Nonqualified stock options and stock purchase rights may be granted at no less than 85% of the fair value of the common stock at the date of grant. The options and rights become exercisable when and as determined by the Company’s board of directors, although these terms are generally do not exceed ten years for stock options and six months for stock purchase rights. The options typically vest over five years with a one-year cliff and monthly vesting thereafter.

The following table summarizes the Company’s stock option activities:

(In thousands, except per share data)	Shares	Weighted- Average Exercise Price Per Share
Outstanding as of December 31, 2005	6,572	$3.41
Granted	17	38.40
Exercised	(183)	2.22
Forfeited	(73)	3.04

Outstanding as of March 31, 2006	6,333	3.54
Granted	9	39.74
Exercised	(512)	2.69
Forfeited	(28)	6.71

Outstanding as of June 30, 2006	5,802	3.66
Granted	—	—
Exercised	(320)	2.32
Forfeited	(1)	3.75

Outstanding as of September 30, 2006	5,481	3.73

Exercisable as of September 30, 2006	1,982	2.75

There were no options granted during the three months ended September 30, 2006. The weighted-average grant-date fair value was $30.84, $7.00 and $4.06 per share for options granted during the nine months ended September 30, 2006, for options granted during the three and nine months ended September 30, 2005, respectively. The total intrinsic value of options exercised was $8.8 million and $30.5 million for the three and nine months ended September 30, 2006, and $0.3 million and $0.4 million for options exercised during the three and nine months ended September 30, 2005. Total fair value of options vested was $0.9 million and $3.0 million for the three and nine months ended September 30, 2006, respectively, and $1.3 million and $3.5 million for the three and nine months ended September 30, 2005, respectively.

Changes in the Company’s non-vested stock options and stock are summarized as follows:

	Stock Options		Restricted Stock
(In thousands, except per share data)	Shares	Weighted- Average Exercise Price Per Share	Shares	Weighted- Average Grant Date Fair Value Per Share
Non-vested as of December 31, 2005	4,789	$3.82	15	$30.04
Granted	17	38.40	11	39.75
Vested	(474)	2.90	—	—
Forfeited	(73)	3.04	—	—

Non-vested as of March 31, 2006	4,259	4.07	26	34.09
Granted	9	39.74	51	33.84
Vested	(349)	2.88	—	—
Forfeited	(28)	6.71	(1)	44.07

Non-vested as of June 30, 2006	3,891	4.24	76	33.15
Granted	—	—	38	28.15
Vested	(392)	3.17	(7)	27.20
Forfeited	—	—	*	39.94

Non-vested as of September 30, 2006	3,499	4.29	107	32.19

*	denotes less than 500 shares

Information regarding stock options outstanding as of September 30, 2006 was as follows (aggregate intrinsic value and shares in thousands):

	Options Outstanding				Options Exercisable
Range of Exercise Price	Shares	Weighted- Average Remaining Contractual Life (in years)	Weighted- Average Exercise Price per Share	Aggregate Intrinsic Value	Shares	Weighted- Average Remaining Contractual Life (in years)	Weighted- Average Exercise Price per Share	Aggregate Intrinsic Value
$ 0.30—0.66	932	6.41	$0.51	$25,374	539	6.19	$0.52	$14,669
2.00—3.30	3,850	8.04	3.28	94,166	1,338	8.20	3.27	32,750
4.30—9.50	506	8.81	7.10	10,443	101	8.81	7.21	2,074
10.80—17.00	119	9.11	11.40	1,948	4	9.12	14.73	51
29.02—38.40	74	9.30	32.47	—	—	—	—	—

	5,481	7.87	3.73	$131,931	1,982	7.69	2.75	$49,544

The aggregate intrinsic value in the preceding table represents the total pre-tax intrinsic value, based on the Company’s closing stock price of $27.74 at September 30, 2006, which would have been received by the option holders had all option holders exercised their options as of that date. The total number of in-the-money options exercisable was 2.0 million as of September 30, 2006.

As of September 30, 2006, stock options vested and expected to vest totaled approximately 5.3 million shares, with weighted-average remaining contractual life of 7.9 years and weighted-average exercise price of $3.77 per share. The aggregate intrinsic value was approximately $127.2 million.

Stock Unit Plan:

In September 2005, the Company adopted the 2005 Stock Unit Plan in which all of the Company’s employees except its executive officers and directors are eligible to participate, although the Company currently intends to limit participation to its non-U.S. employees who are not senior managers. Under the 2005 Stock Unit Plan, the Company’s board of directors awards participants the right to receive cash payments from the Company in an amount equal to the appreciation in the Company’s common stock between the award date and the date the employee redeems the award. The right to redeem the award typically vests in the same manner as options vest under the 2005 Plan. In July 2006, the Board of Directors amended the terms of the plan to increase the maximum number of stock units that may be subject to stock unit awards granted under the 2005 Stock Unit Plan from 100,000 to 300,000 stock units. As of September 30, 2006, the Company has granted approximately 116,000 units to 1,150 employees in the Philippines at an average unit price of $24.18. During the three and nine months ended September 30, 2006, the Company recognized $45,000 and $0.3 million of compensation expense associated with the 2005 Stock Unit Plan.

Note 10. Income Taxes

The Company has a valuation allowance for its net deferred tax asset associated with its U.S. operations. Until such time as the Company utilizes its U.S. net operating loss carryforwards and unused tax credits, a provision for taxes on the Company’s U.S. operations may be offset by a reduction in the valuation allowance. The provision for income taxes for the three and nine months ended September 30, 2006 primarily relates to taxes on the Company’s non-U.S. operations (see Note 7 for a description of the Company’s tax sharing agreement with Cypress).

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Revenue by geography
United States	34%	36%	30%	30%
Europe	62%	56%	63%	61%
Asia	4%	4%	5%	4%
Others	—%	4%	2%	5%

	100%	100%	100%	100%

Revenue by product
Solar power products	94%	83%	94%	81%
Imaging and infrared detectors and other	6%	17%	6%	19%

	100%	100%	100%	100%

Significant customers
Conergy AG	26%	39%	24%	45%
Solon AG	24%	14%	27%	15%
PowerLight Incorporated	19%	*	16%	*
General Electric Company **	*	13%	*	13%

*	denotes less than 10% during the period
**	includes its subcontracting partner, Plexus Corp.

(In thousands)	September 30, 2006	December 31, 2005
Long-lived assets by geography
United States	$7,110	$5,632
Philippines	154,511	104,627
China	1,834	300

	$163,455	$110,559

Note 12. Commitments and Contingencies

Product Warranties

The Company warrants or guarantees the performance of its solar panels at certain levels of conversion efficiency for extended periods, often as long as 25 years. It also warrants or guarantees the functionality of solar cells and imaging detectors for at least one year. Therefore, the Company maintains warranty reserves to cover potential liability that could result from these guarantees. The Company’s potential liability is generally in the form of product replacement. Warranty reserves are based on the Company’s best estimate of such liabilities and are recognized as a cost of revenue. The Company continuously monitors product returns for warranty failures and maintains a reserve for the related warranty expenses based on historical experience of similar products as well as various other assumptions that are considered reasonable under the circumstances. In the second quarter of 2006, the Company increased its estimated warranty provision rate which increased its warranty reserve based on results of recent testing that simulates adverse environmental conditions and potential failure rates the Company’s solar panels could experience during their 25-year warranty period.

The following summarized activity within accrued warranty:

(In thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Balance at beginning of the period	$1,988	$310	$574	$—
Accruals for warranties issued during the period	750	110	2,327	420
Release of previously accrued warranties	—	(17)	(163)	(17)

Balance at the end of the period	$2,738	$403	$2,738	$403

Indemnifications

The Company is a party to a variety of agreements pursuant to which it may be obligated to indemnify the other party with respect to certain matters. Typically, these obligations arise in connection with contracts and license agreements or the sale of assets, under which the Company customarily agrees to hold the other party harmless against losses arising from a breach of warranties, representations and covenants related to such matters as title to assets sold, negligent acts, damage to property, validity of certain intellectual property rights, non- infringement of third-party rights, and certain tax related matters. In each of these circumstances, payment by the Company is typically subject to the other party making a claim to the Company pursuant to the procedures specified in the particular contract. These procedures usually allow the Company to challenge the other party’s claims or, in case of breach of intellectual property representations or covenants, to control the defense or settlement of any third-party claims brought against the other party. Further, the Company’s obligations under these agreements may be limited in terms of activity (typically to replace or correct the products or terminate the agreement with a refund to the other party), duration and/or amounts. In some instances, the Company may have recourse against third parties and/or insurance covering certain payments made by the Company.

Purchase Commitments

The Company has agreements with several suppliers of polysilicon, ingots and wafers. These agreements specify future quantities and pricing of products to be supplied by the vendors for periods up to 12 years and there are certain consequences, such as forfeiture of advanced deposits and penalty payments relating to previous purchases, in the event that the Company terminates the arrangements. At September 30, 2006, total obligations related to such supplier agreements was $450.3 million and the Company’s non-cancelable purchase orders related to equipment and building improvements totaled approximately $59.7 million.

Joint Venture

On September 29, 2006, the Company entered into an agreement with Woongjin Coway Co., Ltd. (“Woongjin”), a provider of environmental products located in Korea, in which the Company and Woongjin have each committed to invest approximately $5.0 million in a joint venture to manufacture mono-crystalline silicon ingots. This joint venture will operate in Korea, with polysilicon to be supplied primarily from DC Chemical. The Company expects to purchase approximately $250 million of silicon ingot from the joint venture through a five-year supply agreement, which the Company expects to execute upon formation of the joint venture. The jointly owned company is expected to begin manufacturing in the second half of fiscal 2007 and the Company intends to sell polysilicon to the joint venture and also procure silicon ingot from the joint venture.

Note 13. Line of Credit

In December 2005, the Company entered into a $25.0 million three-year revolving credit facility (the “Facility”) with affiliates of Credit Suisse Securities (USA) LLC and Lehman Brothers, Inc. The Facility is collateralized by substantially all of our assets, including the stock of our foreign subsidiaries. Borrowings under the Facility are conditioned upon customary conditions as well as (1) with respect to the first $10.0 million drawn on the facility, maintenance of cash collateral to the extent of outstanding borrowings (excluding amounts borrowed), and (2) with respect to the remaining $15.0 million of the Facility, satisfaction of a coverage test which is based on the ratio of our cash flow to capital expenditures. The Facility contains customary covenants and defaults including limitations on dividends, incurrence of indebtedness and liens, and mergers and acquisitions. The Facility bears interest at a rate of the greater of the prime rate or federal funds rate for U.S. dollar draws, or the LIBOR plus 1% for Euro dollar draws on the first $10.0 million of borrowings and the greater of the prime rate plus 2% or federal funds rate plus 2% for U.S. dollar draws, or LIBOR plus 3% for Euro dollar draws on any borrowings over $10.0 million. The interest rate for Euro dollar borrowings would have been 6.3% on the first $10.0 million of borrowings and 8.3% on any borrowings over $10.0 million at September 30, 2006. The interest rate U.S. dollar borrowings would have been 8.3% on the first $10.0 million of borrowings and 10.3% on any borrowings over $10.0 million at September 30, 2006. To date there have been no borrowings under the Facility.

Note 14. Subsequent Events

In October 2006, the Company signed a supply agreement with an ingot manufacturer which calls for the Company to purchase approximately $23.1 million of ingots in 2007. Also in October 2006, in accordance with the terms under existing polysilicon supply agreements, the Company made advance payments to three suppliers of $30.0 million, $3.6 million and 11.2 million Euros (approximately $14.2 million), which will be applied to its future polysilicon purchases under the respective agreements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q of SunPower Corporation and its subsidiaries (“SunPower” or the “Company,” “Us,” “We” or “Our”) contains forward-looking statements. All statements in this Quarterly Report on Form 10-Q, including those made by the management of SunPower, other than statements of historical fact, are forward-looking statements. These forward-looking statements are made pursuant to safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Examples of forward-looking statements include statements regarding SunPower’s ability to obtain polysilicon ingots or wafers, future financial results, operating results, business strategies, projected costs, products, competitive positions, management’s plans and objectives for future operations, and industry trends. These forward-looking statements are based on management’s estimates, projections and assumptions as of the date hereof and include the assumptions that underlie such statements. Forward-looking statements may contain words such as “may,” “will,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” and “continue,” the negative of these terms, or other comparable terminology. Any expectations based on these forward-looking statements are subject to risks and uncertainties and other important factors, including those discussed below and in the section titled “PART II – OTHER INFORMATION, ITEM 1A. RISK FACTORS.” Other risks and uncertainties are disclosed in SunPower’s prior Securities and Exchange Commission (“SEC”) filings, including its 2005 Annual Report on Form 10-K and current filings on Form 8-K. These and many other factors could affect SunPower’s future financial condition and operating results and could cause actual results to differ materially from expectations based on forward-looking statements made in this document or elsewhere by SunPower or on its behalf. SunPower undertakes no obligation to revise or update any forward-looking statements.

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

We produce our solar cells at our manufacturing facility in the Philippines. Our solar panels are assembled for us by a third-party subcontractor in China. We currently operate three 25 megawatts per year solar cell production lines in the Philippines and we plan to commence commercial production in our fourth solar cell line during the fourth quarter of 2006, which is expected to increase the total rated production capacity to over 108 megawatts per year by the end of 2006. We currently sell our solar power products to system integrators and original equipment manufacturers, or OEMs.

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

Relationship with Cypress Semiconductor Corporation (“Cypress”)

Cypress made a significant investment in us in 2002. On November 9, 2004, Cypress completed a reverse triangular merger with us in which all of the outstanding minority equity interest of SunPower was retired, effectively giving Cypress 100% ownership of all of our then outstanding shares of capital stock but leaving our unexercised warrants and options outstanding. After completion of our initial public offering in November 2005 and follow-on stock offering in June 2006 Cypress holds, in the aggregate, 52,033,287 shares of class B common stock, representing approximately 75% of our total outstanding shares of common stock or approximately 70% on a fully diluted basis after taking into account outstanding stock options. Because the class B common stock held by Cypress has eight votes per share compared to one vote per share for our class A common stock, Cypress holds approximately 96% of the voting power of our total outstanding capital stock.

Critical Accounting Policies

The Company’s critical accounting policies are disclosed in the Company’s Form 10-K for the year ended December 31, 2005 and have not changed materially as of September 30, 2006, with the exception of the following:

Stock-based Compensation: Effective January 1, 2006, we adopted the fair value recognition provisions of SFAS No. 123(R), using the modified prospective application transition method, and therefore have not restated prior periods’ results. Under the fair value recognition provisions of SFAS No. 123(R), we recognize stock-based compensation net of an estimated forfeiture rate and only recognize compensation cost for those shares expected to vest over the requisite service period of the award. Prior to the adoption of SFAS No. 123(R), we accounted for share-based payments under APB No. 25 and, accordingly, generally recognized compensation expense only when we granted options with a discounted exercise price.

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

Short-Term Investments: We began investing in auction rate securities which are classified as short-term investments and carried at their market values. At September 30, 2006, we had $16.9 million invested in auction rate securities, which are bought and sold in the marketplace through a bidding process sometimes referred to as a “Dutch Auction.” After the initial issuance of the securities, the interest rate on the securities resets periodically, at intervals set at the time of issuance (e.g., every seven, twenty-eight, or thirty-five days; every six months; etc.), based on the market demand at the reset period. The “stated” or “contractual” maturities for these securities, however, generally are 20 to 30 years. In addition, at September 30, 2006, we had $3.0 million invested in commercial paper with maturities greater than ninety days. Despite the long-term maturities, we have the ability and intent, if necessary, to liquidate any of these investments in order to meet our liability needs within our normal operating cycles.

Results of Operations for Three-month and Nine-month Periods Ended September 30, 2006 and 2005

The following table sets forth the percentage relationship of certain items to the Company’s revenue during the periods shown:

Revenue

Revenue and the year-over-year change were as follows:

	Three Months Ended September 30,		Year-over - Year Change	Nine Months Ended September 30,		Year-over - Year Change
(dollars in thousands)	2006	2005		2006	2005
Revenue	$65,348	$21,903	198%	$162,001	$49,395	228%

We generate product revenue from sales of our solar cells, solar panels, inverters, imaging detectors and infrared detectors. Solar power products accounted for 94% of our revenue for the nine months ended September 30, 2006 compared with 81% for the nine months ended September 30, 2005. Imaging products and other revenue accounted for 6% of our revenue for the nine months ended September 30, 2006 compared with 19% for the nine months ended September 30, 2005. International sales accounted for approximately 70% of our total revenue for each of the nine months ended September 30, 2006 and 2005 and we expect international sales to remain a significant portion of overall sales for the foreseeable future.

During the three and nine-month periods ended September 30, 2006, our revenues were $65.3 million and $162.0 million, respectively, which represent increases of 198% and 228% from revenues reported in the comparable periods of 2005. The marked revenue increases during both the three and nine-month periods ended September 30, 2006 compared to the same periods of 2005 resulted from continued increases in unit production and unit shipments of both solar cells and solar panels as we have continued to expand our solar manufacturing capacity. During the first nine months of 2005, we had one solar cell manufacturing line in operation with an approximate annual production capacity of 25 megawatts. Since then, we added a second 25 megawatt line during the fourth quarter of 2005 and a third production line capable of producing approximately 25 megawatts per year began operations during the first quarter of 2006. Our fourth solar cell manufacturing line has a rated production capacity of 33 megawatts and is expected to commence commercial production in the fourth quarter of 2006.

From 2005 through the third quarter of 2006, we have experienced a modest increase in average selling prices for our solar products primarily due to the strength of end-market demand. However, we expect average selling prices for our solar power products to decline over time as the market becomes more competitive, as new products are introduced and as manufacturers are able to lower their manufacturing costs and pass on some of the savings to their customers, similar to our experience historically in our imaging products.

We have four customers that each accounted for more than 10 percent of our total revenue in one or more of the three and nine-month periods ended September 30, 2006 and 2005, as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(percentage of revenue)	2006	2005	2006	2005
Conergy AG	26%	39%	24%	45%
Solon AG	24%	14%	27%	15%
PowerLight Incorporated	19%	*	16%	*
General Electric Company**	*	13%	*	13%

*	denotes less than 10% during the period
**	includes its subcontracting partner, Plexus Corp.

Cost of Revenue

Cost of revenue as a percentage of revenue and the year-over-year change were as follows:

	Three Months Ended September 30,		Year-over - Year Change	Nine Months Ended September 30,		Year-over - Year Change
(dollars in thousands)	2006	2005		2006	2005
Cost of revenue	$50,164	$18,953	165%	$129,678	$49,631	161%
As a percentage of revenue	77%	87%		80%	100%
Gross margin percentage	23%	13%		20%	—%

During the three and nine-month periods ended September 30, 2006, our cost of revenue was $50.2 million and $129.7 million, respectively, which represent increases of 165% and 161%, respectively, from cost of revenue reported in the comparable periods of 2005. Cost of revenue was markedly higher in both the three-month and nine-month periods of 2006 compared to the same periods in 2005 primarily as a result of increased costs in all spending categories relating to operating more production lines and producing substantially higher unit volumes of solar products. As a percentage of sales, our cost of revenues has continued to decline due to economies of scale, improved yields and declining fixed costs per unit associated with markedly higher production volume in 2006 compared to 2005, although materials costs have continued to increase. During the three and nine months ended September 30, 2006 we increased our estimated warranty reserve provision rates based on results of our recent testing that simulates adverse environmental conditions and potential failure rates our solar panels could experience during their 25-year warranty period. Warranty charges were $0.8 million and $2.3 million during the three and nine-month periods ended September 30, 2006, respectively, compared to $0.1 million and $0.4 million for the three-month and nine-month periods ended September 30, 2005, respectively.

During the three and nine-month periods ended September 30, 2006, our gross margins were 23% and 20%, respectively, which compares to 13% and zero percent, respectively, reported in the comparable periods of 2005. The improvement in gross margin during 2006 is reflective of improved manufacturing economies of scale associated with markedly higher production volume and improved yields, offset partially by higher warranty and material costs, particularly costs of silicon ingots and wafers.

Our cost of revenue consists primarily of silicon ingots and wafers for the production of solar cells, along with other materials such as chemicals and gases that are needed to transform silicon wafers into solar cells. Other factors contributing to cost of revenue include amortization of intangible assets, depreciation of property and equipment, salaries, personnel-related costs, facilities expenses and manufacturing supplies associated with solar cell fabrication. Our solar panel-related cost of revenue includes raw materials such as solar cells, glass, aluminum frames, backing and other materials, as well as the assembly costs we pay to our third-party subcontractor in China. In addition, cost of revenues includes provisions for warranty and freight costs. For our imaging products, our cost of revenue includes the cost of silicon wafers, which is charged to us by our manufacturing contractor, Cypress, and our packaging and test costs. We expect cost of revenue to increase in absolute dollars as we bring on additional capacity and increase our product volume. Starting in the fourth quarter of 2005 and continuing throughout 2006, we have experienced marked increases in our cost of polysilicon, which is the primary raw material used in the manufacture of our solar products. The increased cost of polysilicon has contributed to higher cost of revenue although we have partially mitigated the impact of the higher material prices by utilizing thinner polysilicon wafers starting in the first quarter of 2006 and by raising prices on certain products. Our ability to sustain or continue such price increases in the future is dependent on market conditions and cannot be assured. We expect that the average price we pay for polysilicon will continue to increase in the fourth quarter of 2006.

On November 9, 2004, Cypress completed a reverse triangular merger with us which effectively gave Cypress 100% ownership of all of our then outstanding shares of capital stock but left our unexercised warrants and options outstanding. As a result of that transaction, we were required to record Cypress’ cost of acquiring us in our financial statements, including its equity investment and pro rata share of our losses by recording intangible assets, including purchased technology, patents, trademarks and distribution agreement. The fair value for these intangible assets is being amortized as a component of cost of revenue over two to six years on a straight-line basis. Amortization of these intangible assets was approximately $1.2 million in each quarter of 2005 and in each of the first three quarters of 2006.

Our gross profit each quarter is affected by a number of factors, including average selling prices for our products, our product mix, the cost of our raw materials (particularly polysilicon), our actual manufacturing costs, the utilization rate of our wafer fabrication facilities and changes in depreciation and amortization of our long-lived assets. We expect our cost of revenue to fluctuate as a percentage of revenue depending on these factors. Due to strong end-market demand for solar power products we have increased unit production output during each quarter of 2006, which allowed us to spread a significant amount of our fixed manufacturing costs over more production volume, thereby reducing our per unit fixed cost. In the first quarter of 2006, we commenced manufacturing in our third production line which has an annual capacity of 25 megawatts. Our fourth solar cell manufacturing line has a rated production capacity of 33 megawatts and is expected to commence commercial production in the fourth quarter of 2006. As we build additional manufacturing lines or facilities, our fixed costs will increase, and the overall utilization rate of our wafer fabrication facilities could decline, which could negatively impact our gross margin. Such declines in gross margin may continue until our facility’s manufacturing output sustains production at rated practical capacity.

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

Research and Development Expense

	Three Months Ended September 30,		Year-over - Year Change	Nine Months Ended September 30,		Year-over - Year Change
(dollars in thousands)	2006	2005		2006	2005
Research & development expense	$2,536	$1,481	71%	$7,120	$4,508	58%
As a percentage of revenue	4%	7%		4%	9%

During the three and nine-month periods ended September 30, 2006, our research and development expenses were $2.5 million and $7.1 million, respectively, which represent increases of 71% and 58%, respectively, from research and development expenses reported in the comparable periods of 2005. However, research and development expense decreased as a percentage of revenues as a result of the rapid increase in our revenue. The increase in research and development spending during both the three and six-month periods of 2006 compared to the same periods of 2005 resulted primarily from increases in: (i) salaries and benefits costs as a result of increased headcount; (ii) stock-based compensation expense resulting from the Company’s adoption of SFAS No. 123(R) in 2006; and (iii) additional material and equipment costs incurred for the development of our next generation of more efficient solar cells and thinner polysilicon wafers for solar cell manufacturing, as well as development of new processes to automate solar panel assembly operations. These increases were partially offset by a decrease in consulting service fees as well as by cost reimbursements received from the National Renewable Energy Laboratory (“NREL”) to fund a portion of the design of our next generation solar panels. Additionally, during the nine months ended September 30, 2005, we recognized a $0.5 million impairment charge related to certain equipment when the Company decommissioned its pilot wafer lab located in Cypress’ Round Rock, Texas facility.

Research and development expense consists primarily of salaries and related personnel costs, depreciation and the cost of solar cells and solar panel materials and services used for the development of products, including experiment and testing. During 2005 we entered into a three-year cost-sharing research and development project with NREL to fund the design of our next generation solar panels. Payments received under this contract help offset our research and development expense. This contract is expected to fund approximately $1.0 million per year of our research and development expense through May 2008. Billings to NREL were approximately $0.7 million for the nine months ended September 30, 2006, compared to approximately $0.4 million for the nine months ended September 30, 2005.

We expect our research and development expense to increase in absolute dollars as we continue to develop new processes to further improve the conversion efficiency of our solar cells and reduce their manufacturing cost, and as we develop new products to diversify our product offerings.

Sales, General and Administrative

	Three Months Ended September 30,		Year-over - Year Change	Nine Months Ended September 30,		Year-over - Year Change
(dollars in thousands)	2006	2005		2006	2005
Sales, general & administrative	$6,206	$2,877	116%	$15,572	$6,880	126%
As a percentage of revenue	9%	13%		10%	14%

During the three and nine-month periods ended September 30, 2006, our sales, general and administrative expenses were $6.2 million and $15.6 million, respectively, which represent increases of 116% and 126%, respectively, from sales, general and administrative expenses reported in the comparable periods of 2005. The increases in our sales, general and administrative expenses in both the three and nine-month periods of 2006 compared to the same periods of 2005 are a result of higher spending to support the growth of our business, particularly increased headcount and payroll costs in all areas of sales, marketing, finance and information technology. In addition, the 2006 periods include stock-based compensation expense resulting from the adoption of SFAS No. 123(R). Accounting and legal fees have increased substantially in 2006 mainly due to compliance-related costs of having publicly traded common stock since November 2005. Also in 2006 our sales, general and administrative expenses include increased legal costs incurred in relation to developing contracts and agreements. During 2006 we have also continued to increase headcount and sales and marketing spending to expand our SunPower North America sales channel initiative. As a percentage of revenue, sales, general and administrative expenses decreased from 14% in the first nine months of 2005 to 10% in the first nine months of 2006 because these expenses increased at a substantially lower rate than the rate of growth in our revenues.

Interest and Other Income (Expense), Net

	Three Months Ended September 30,		Year-over - Year Change	Nine Months Ended September 30,		Year-over - Year Change
(dollars in thousands)	2006	2005		2006	2005
Interest income (expense), net	$3,440	$(197)	1846%	$5,843	$(3,381)	273%
As a percentage of revenue	5%	(1)%		4%	(7)%
Other income (expense), net	$518	$(25)	2172%	$1,008	$(198)	609%
As a percentage of revenue	1%	—%		1%	—%

During the three and nine-month periods ended September 30, 2006, our net interest income represents primarily interest income earned on our cash equivalents during the period, offset partially by interest expense paid on a customer advance payment. During the three and nine-month periods ended September 30, 2005, net interest expense represents primarily interest expense on borrowings and from warrants held by Cypress. Other income and expense for all periods primarily represents gains and losses from foreign currency transactions.

Income Taxes

	Three Months Ended September 30,		Year-over - Year Change	Nine Months Ended September 30,		Year-over - Year Change
(dollars in thousands)	2006	2005		2006	2005
Income tax provision	$832	$—	100%	$1,275	$—	100%
As a percentage of revenue	1%			1%

In the three and nine-month periods ended September 30, 2006, our income tax expense was provided primarily for foreign income taxes in jurisdictions where our operations are profitable for tax purposes. The Company’s interim period tax provisions are estimated based on the expected annual worldwide tax rate. As described in Note 7, we will pay federal and state income taxes in accordance with the tax sharing agreement with Cypress. Since the completion of our follow-on public offering of common stock in June 2006, we are no longer considered to be a member of Cypress’ consolidated group for federal income tax purposes. Accordingly, we will be required to pay Cypress for any federal income tax credit or net operating loss carryforwards utilized in our federal tax returns in subsequent periods.

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

Liquidity and Capital Resources

A summary of the sources and uses of cash and cash equivalents is as follows:

	Nine Months Ended September 30,
(In thousands)	2006	2005
Net cash provided by operating activities	$4,615	$17,856
Net cash used in investing activities	(94,424)	(47,971)
Net cash provided by financing activities	199,952	46,661

Net increase in cash and cash equivalents	$110,143	$16,546

From 2002 until the closing of our initial public offering of 8.8 million shares of class A common stock on November 22, 2005, we financed our operations primarily through sale of equity to and borrowings from Cypress totaling approximately $142.8 million. We received net proceeds from our IPO of approximately $145.6 million and in a follow-on offering of 7.0 million shares of common stock in June 2006 we received net proceeds of approximately $197.4 million. As of September 30, 2006, we had approximately $253.7 million in cash and cash equivalents and $19.9 million of short-term investments.

Net cash provided by operating activities of $4.6 million for the nine months ended September 30, 2006 was primarily the result of net income of $15.2 million, plus non-cash items included in net income, including depreciation of $11.6 million related to property and equipment, amortization of intangibles of $3.5 million and stock-based compensation expense of $3.7 million, which was the effect of the adoption of SFAS No. 123(R) during the period. Also contributing to cash provided by operating activities were an increase in total accounts payable and accrued liabilities of $24.7 million resulting from the timing of payment of inventory and capital purchases, as well as advances from customers of $3.1 million. These items were partially offset by advance payments to suppliers of polysilicon totaling $19.4 million as well as increases in: prepaid expenses and other current assets of $3.1 million; accounts receivable of $21.6 million; inventories of $12.8 million. The significant increases in all of our current assets and current liabilities resulted from our substantial revenue increases in the first nine months of 2006.

Net cash generated from operating activities was $17.9 million in the nine months ended September 30, 2005. Our net loss during that period was $15.2 million, which was primarily offset by a customer advance of $32.4 million to fund future expansion of our manufacturing facility. In April 2005, we entered into an agreement with one of our customers to supply solar cells. As part of this agreement, the customer agreed to fund future expansion of our manufacturing facility to support this customer’s solar cell product demand.

Net cash used in investing activities of $94.4 million and $48.0 million for the nine months ended September 30, 2006 and 2005, respectively, primarily relate to capital expenditures of $64.6 million and $48.1 million incurred during the nine months ended September 30, 2006 and 2005, respectively. Capital expenditures in both periods were mainly associated with manufacturing capacity expansion in the Philippines. During the nine months ended September 30, 2006, we used $19.9 million of net cash for the purchase of auction rate securities and commercial paper which are classified as short-term investments on our balance sheet. Also during the nine months ended September 30, 2006, we loaned $10.0 million to a third-party company pursuant to a one-year interest-bearing note receivable that is convertible into equity at our option. Although the timing of our capital expansion plans may shift depending on many factors, we currently expect capital expenditures of approximately $100.0 million in 2006 as we continue to increase our manufacturing capacity.

Net cash provided by financing activities for the nine months ended September 30, 2006 reflects $197.4 million of net proceeds from our follow-on offering of 7.0 million shares of common stock in June 2006 as well as $2.5 million proceeds from the exercise of stock options. Cash provided by financing activities during the nine months ended September 30, 2005 primarily represents proceeds from the issuance of debt and equity securities to Cypress, net of repayments.

In December 2005, we entered into a $25.0 million three-year revolving credit facility (the “Facility”) with affiliates of Credit Suisse Securities (USA) LLC and Lehman Brothers, Inc. The Facility is collateralized by substantially all of our assets, including the stock of our foreign subsidiaries. Borrowings under the Facility are conditioned upon customary conditions as well as: (1) with respect to the first $10.0 million drawn on the facility, maintenance of cash collateral to the extent of outstanding borrowings (excluding amounts borrowed); and (2) with respect to the remaining $15.0 million of the Facility, satisfaction of a coverage test which is based on the ratio of our cash flow to capital expenditures. The Facility contains customary covenants and defaults including limitations on dividends, incurrence of indebtedness and liens, and mergers and acquisitions. The Facility bears interest at a rate of the greater of the prime rate or federal funds rate for U.S. dollar draws, or the LIBOR plus 1% for Euro dollar draws on the first $10.0 million of borrowings and the greater of the prime rate plus 2% or federal funds rate plus 2% for U.S. dollar draws, or LIBOR plus 3% for Euro dollar draws on any borrowings over $10.0 million. The interest rate for Euro dollar borrowings would have been 6.3% on the first $10.0 million of borrowings and 8.3% on any borrowings over $10.0 million at September 30, 2006. The interest rate for U.S. dollar borrowings would have been 8.3% on the first $10.0 million of borrowings and 10.3% on any borrowings over $10.0 million at September 30, 2006. To date there have been no borrowings under the Facility.

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

The following summarizes our contractual obligations at September 30, 2006:

	Payments Due by Period
(In thousands)	Total	2006 (remaining 3 months)	2007 - 2008	2009 - 2010	Beyond 2010
Obligation to Cypress	$3,904	$3,904	$—	$—	$—
Customer advances	40,497	3,431	21,072	15,994	—
Interest on customer advances	4,243	472	2,806	965	—
Lease commitments	10,295	425	3,329	3,418	3,123
Non-cancelable purchase orders	59,653	27,268	32,385	—	—
Purchase commitments under agreements	450,318	6,150	85,900	172,663	185,605

Total	$568,910	$41,650	$145,492	$193,040	$188,728

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

Recent Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, and Related Implementation Issues” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a Company’s financial statements in accordance with FASB 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective as of the beginning of fiscal years that begin after December 15, 2006. We are currently evaluating the effects of implementing this new standard.

In July 2006, the FASB issued EITF Issue No. 06-3, “How Taxes Collected from Customers Remitted to Governmental Authorities Should be Presented in the Income Statement (that is, Gross versus Net Presentation).” The adoption of EITF No. 06-3 did not have an impact on the Company’s consolidated financial statements. Our accounting policy is to present the above mentioned taxes on a net basis, excluded from revenues.

In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value instruments. This statement does not require any new fair value measurements; rather, it applies under other accounting pronouncements that require or permit fair value measurements. The provisions of this statement are to be applied prospectively as of the beginning of the fiscal year in which this statement is initially applied, with any transition adjustment recognized as a cumulative effect adjustment to the opening balance of retained earnings. The provisions of SFAS No. 157 are effective for fiscal years beginning after November 15, 1007; therefore, we anticipate adopting this standard as of January 1, 2008. We have not determined the effect, if any, the adoption of this statement will have on it consolidated financial statements.

In September 2006, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” to eliminate the diversity of practice surrounding how public companies quantify financial statement misstatements. Traditionally, there have been two widely-recognized methods for quantifying the effects of financial statement misstatements: the “roll-over” method and the “iron curtain” method. The roll-over method focuses primarily on the impact of a misstatement on the income statement, including the reversing effect of prior misstatements, but its use can lead to the accumulation of misstatements in the balance sheet. The iron-curtain method focuses primarily on the effect of correcting the period-end balance sheet with less emphasis on the reversing effects of prior year errors on the income statement. In SAB No. 108, the SEC Staff established an approach that requires quantification of financial statement misstatements based on the effects of the misstatements on each financial statement and the related financial statement disclosures. This model is commonly referred to as a “dual approach” because it requires quantification of errors under both the iron curtain and the roll-over methods. We are required to adopt SAB No. 108 in the fourth quarter of 2006 but do not expect that the adoption will have a material impact on its consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

Interest Rate Risk

Our exposure to market risks for changes in interest rates relates primarily to our cash equivalents and short-term investment portfolio. As of September 30, 2006, our cash equivalents consisted of money market funds and short-term investments represented high quality auction rate securities. Due to the short-term nature of our investment portfolio, we do not believe that an immediate 10% increase in interest rates would have a material effect on the fair market value of our portfolio. Since we believe we have the ability to liquidate this portfolio, we do not expect our operating results or cash flows to be materially affected to any significant degree by a sudden change in market interest rates on our investment portfolio.

Foreign Currency Exchange Risk

Our exposure to adverse movements in foreign currency exchange rates is primarily related to sales to European customers that are denominated in Euros and procurement of certain capital equipment in Euros. During each of the nine months ended September 30, 2006 and 2005, approximately 70% of our total revenue was generated outside the United States. A hypothetical change of 10% in foreign currency exchange rates could impact our consolidated financial statements or results of operations by $13.7 million based on our outstanding forward contracts of 108.1 million Euros as of September 30, 2006. We currently conduct hedging activities, which involve the use of currency forward contracts. We cannot predict the impact of future exchange rate fluctuations on our business and operating results. In the past, we have experienced an adverse impact on our revenue and profitability as a result of foreign currency fluctuations. We believe that we may have increased risk associated with currency fluctuations in the future.

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

There is currently an industry-wide shortage of polysilicon, which has resulted in significant price increases. Based on our experience, we believe that the average price of polysilicon has continued to increase. Increases in polysilicon prices have in the past increased our manufacturing costs and may impact our manufacturing costs and net income in the future. As demand for solar cells has increased, many of our principal competitors have announced plans to add additional manufacturing capacity. As this manufacturing capacity becomes operational, it will increase the demand for polysilicon and further exacerbate the current shortage. Polysilicon is also used in the semiconductor industry generally and any increase in demand from that sector will compound the shortage. The production of polysilicon is capital intensive and adding additional capacity requires significant lead time. While we are aware that several new facilities for the manufacture of polysilicon are under construction, we do not believe that the supply imbalance will be remedied in the near term. We expect that polysilicon demand will continue to outstrip supply throughout 2007 and potentially for a longer period.

Although we have contracted with vendors for what we believe will be an adequate supply of silicon ingots through 2007, our estimates regarding our supply needs may not be correct and our purchase orders and contracts may be cancelled by our suppliers. The volume and pricing associated with these purchase orders and contracts may be changed by our suppliers based on market conditions. Our purchase orders are generally non-binding in nature. If our suppliers were to cancel our purchase orders or change the volume or pricing associated with these purchase orders and/or contracts, we may be unable to meet customer demand for our products, which could cause us to lose customers, market share and revenue. This would have a material negative impact on our business and operating results. If our manufacturing yields decrease significantly, we add manufacturing capacity faster than currently planned or our suppliers cancel or fail to deliver, we may not have made adequate provision for our polysilicon needs for the balance of the year. In addition, we currently purchase polysilicon and make advances to suppliers to secure future polysilicon supply, which adversely affects our liquidity. These advances may in the future take the form of equity issuances, which would result in additional dilution to our stockholders.

In addition, since some of our silicon ingot and wafer arrangements are with suppliers who do not themselves manufacture polysilicon but instead purchase their requirements from other vendors, these suppliers may not be able to obtain sufficient polysilicon to satisfy their contractual obligations to us.

There are a limited number of polysilicon suppliers. Many of our competitors also purchase polysilicon from our suppliers. Since we have only been purchasing polysilicon in bulk for a shorter period than our competitors slightly more than one year, these other competitors have longer and perhaps stronger relationships with our suppliers than we do. Many of them also have greater buying power than we do. Some of our competitors also have inter-locking board members with their polysilicon suppliers or have entered into joint ventures with their suppliers. Additionally, a substantial amount of our future polysilicon requirements are expected to be sourced by new suppliers that have not yet proven their ability to manufacture large volumes of polysilicon. In some cases we expect that new entrants will provide us with polysilicon and ingots. The failure of these new entrants to produce adequate supplies of polysilicon and/or ingots in the quantities and quality we require could adversely affect our ability to grow production volumes and revenues and could also result in a decline in our gross profit margin. Since we have committed to significantly increase our manufacturing output, an inadequate supply of polysilicon would harm us more than it would harm many of our competitors.

The inability to obtain sufficient polysilicon, ingots or wafers at commercially reasonable prices or at all would adversely affect our ability to meet existing and future customer demand for our products and could cause us to make fewer shipments, lose customers and market share and generate lower than anticipated revenue, thereby seriously harming our business, financial condition and results of operations.

We currently depend on four customers for a high percentage of our total revenue and the loss of, or a significant reduction in orders from, any of these customers, if not immediately replaced, would significantly reduce our revenue and harm our operating results.

Currently, our largest customers for our solar power products are Conergy, Solon and PowerLight, our largest customers for our imaging detector products are GE and Plexus and our largest customer for our infrared detector products is Integration Associates. Conergy AG, or Conergy, accounted for approximately 24% of our total revenue for the nine months ended September 30, 2006 and 45% of our total revenue for the year ended December 31, 2005. Solon AG, or Solon, accounted for approximately 27% of our total revenue for the nine months ended September 30, 2006 and 16% of our total revenue for the year ended December 31, 2005. PowerLight Incorporated, or PowerLight, accounted for approximately 16% of our revenues for the nine months ended September 30, 2006 and less than 10% of our revenues for the year ended December 31, 2005. General Electric Company, or GE, and its subcontracting partner, Plexus Corp., or Plexus, accounted for less than 10% of our total revenue for the nine months ended September 30, 2006 and approximately 10% of our total revenue for the year ended December 31, 2005. The loss of sales to any of these customers would have a significant negative impact on our business. Our agreements with these customers may be cancelled if we fail to meet certain product specifications or materially breach the agreement or in the event of bankruptcy, and our customers may seek to renegotiate the terms of current agreements or renewals. Most of the solar panels we sell to the European market are sold through our agreement with Conergy, and we may enter into similar agreements in the future.

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

Today, the cost of solar power exceeds retail electric rates in many locations. As a result, federal, state and local government bodies in many countries, most notably Germany, Japan and the U.S., have provided incentives in the form of rebates, tax credits and other incentives to end users, distributors, system integrators and manufacturers of solar power products to promote the use of solar energy in on-grid applications and to reduce dependency on other forms of energy. These government economic incentives could be reduced or eliminated altogether. For example, Germany has been a strong supporter of solar power products and systems and political changes in Germany could result in significant reductions or eliminations of incentives, including the reduction of feed-in tariffs over time. Some solar program incentives expire, decline over time, are limited in total funding or require renewal of authority. Net metering policies in California, Japan or other markets could limit the amount of solar power installed there. Reductions in, or eliminations or expirations of, governmental incentives could result in decreased demand for our products and lower revenue.

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

Our quarterly revenue and operating results are difficult to predict and have in the past, and may in the future, fluctuate from quarter to quarter. It is possible that our operating results in some quarters will be below market expectations. Our quarterly operating results are affected by a number of factors, including:

•	the average selling price of our solar cells and modules and imaging detectors;

•	the availability and pricing of raw materials, particularly polysilicon;

•	the rate and cost at which we are able to expand our manufacturing capacity to meet customer demand, including costs and timing of adding personnel;

•	timing, availability and changes in government incentive programs;

•	unplanned additional expenses such as manufacturing failures, defects or downtime;

•	acquisition and investment related costs;

•	unpredictable volume and timing of customer orders, some of which are not fixed by contract but vary on a purchase order basis;

•	the loss of one or more key customers or the significant reduction or postponement of orders from these customers;

•	geopolitical turmoil within any of the countries in which we operate or sell our products;

•	foreign currency fluctuations, particularly in the Euro or Philippine peso;

•	the effect of our currency hedging activities;

•	our ability to establish and expand customer relationships;

•	changes in our manufacturing costs;

•	changes in the relative sales mix of our solar cells, solar panels and imaging detectors;

•	the availability, pricing and timeliness of delivery of other products, such as inverters which are sourced by a single supplier for our North American customers, necessary for our solar power products to function;

•	our ability to successfully develop, introduce and sell new or enhanced solar power products in a timely manner, and the amount and timing of related research and development costs;

•	the timing of new product or technology announcements or introductions by our competitors and other developments in the competitive environment;

•	increases or decreases in electric rates due to fossil fuel prices or other factors; and

•	shipping delays.

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

With the exception of fiscal 2006 to date, we have incurred operating losses since inception and, at September 30, 2006, we had an accumulated deficit of approximately $43.3 million. To achieve profitability, we will need to generate and sustain higher revenue while maintaining reasonable cost and expense levels. We do not know if our revenue will grow, or if it will grow sufficiently to outpace our expenses, which we expect to increase as we expand our manufacturing capacity. We may not be able to sustain or increase profitability on a quarterly or an annual basis. If we do not sustain profitability or otherwise meet the expectations of securities analysts or investors, the market price of our common stock will likely decline.

Our dependence on a limited number of third-party suppliers for key components for our solar power products could prevent us from delivering our products to our customers within required timeframes, which could result in order cancellations and loss of market share.

In North America, where we intend to increase our sales and marketing efforts, systems incorporating our solar cells and solar panels currently require a specialized inverter. To date we have obtained the inverters that we sell with our solar panels from only two suppliers and we do not expect to obtain inverters from any additional suppliers for the foreseeable future. We believe there are only a few suppliers of inverters that are compatible with our solar cells and solar panels. We have no long-term commitments regarding supply or price from our supplier of inverters, which leaves us vulnerable to the risk that our suppliers may stop supplying inverters to us for any reason, including their financial viability. If we or our customers cannot obtain substitute sources of inverters on a timely basis or on acceptable terms, these supply problems may cause our revenue to decline, increase our costs, delay solar power system installations, result in loss of market share or otherwise harm our business.

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

We may decide that it is in our best interests to enter into acquisitions, supply agreements or joint ventures that are dilutive to earnings per share or that negatively impact our margins as a whole. In addition, acquisitions, supply agreements or joint ventures could require investment of significant financial resources and require us to obtain additional equity financing, which may dilute our stockholders’ equity, or require us to incur additional indebtedness.

To the extent that we invest in upstream suppliers or downstream channel capabilities, we may experience competition or channel conflict with certain of our existing and potential suppliers and customers. Specifically, existing and potential suppliers and customers may perceive that we are competing directly with them by virtue of such investments, and may decide to reduce or eliminate their supply volume to us or order volume from us. In particular, any supply reductions from our polysilicon, ingot or wafer suppliers could materially reduce our manufacturing volume.

The steps we have taken to increase the efficiency of our polysilicon utilization are unproven at volume production levels and may not enable us to realize the cost reductions we anticipate.

Given the polysilicon shortage, we believe the efficient use of polysilicon will be critical to our ability to reduce our manufacturing costs. We continue to implement several measures to increase the efficient use of polysilicon in our manufacturing process. For example, we are developing processes to utilize thinner wafers which require less polysilicon and improved wafer-slicing technology to reduce the amount of material lost while slicing wafers, otherwise known as kerf loss. Although we have implemented some production on thinner wafers and anticipate further reductions in wafer thickness, these methods may have unforeseen negative consequences on our yields or our solar cell efficiency or reliability once they are put into large-scale commercial production or they may not enable us to realize the cost reductions we hope to achieve.

We depend on a combination of our own wafer-slicing operations and those of other vendors for the wafer-slicing stage of our manufacturing, and any technical problems, breakdowns, delays or cost increases could significantly delay our manufacturing operations, decrease our output and increase our costs.

We have historically depended on the wafer-slicing operations of third-party vendors to slice ingots into wafers. We have established our own wafer-slicing operations, and in the first nine months of 2006, we sliced approximately 61% of our wafers. If our third-party vendors increase their prices or decrease or discontinue their shipments to us, as a result of equipment malfunctions, competing purchasers or otherwise, and we are unable to obtain substitute wafer-slicing from another vendor on acceptable terms, or increase our own wafer-slicing operations on a timely basis, our sales will decrease, our costs may increase or our business will otherwise be harmed.

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

As of September 30, 2006, we had three solar cell manufacturing lines in operation and another that is expected to commence production in the fourth quarter of 2006, which are located at our manufacturing facilities in the Philippines. If our current or future production lines were to experience any problems or downtime, including those caused by intermittent electricity supply at our Philippines facilities, we would be unable to meet our production targets and our business would suffer. If any piece of equipment were to break down or experience down-time, it could cause our production lines to go down. We have acquired equipment for a fourth cell production line that is expected to be rated at 33 megawatts per year and is expected to decrease per unit operating costs, and we have recently acquired a second solar cell manufacturing facility nearby our existing facility in the Philippines. This expansion has required and will continue to require significant management attention, a significant investment of capital and substantial engineering expenditures and is subject to significant risks including:

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

If we experience any of these or similar difficulties, we may be unable to complete the addition of new production lines on schedule in order to expand our manufacturing facility and our manufacturing capacity could be substantially constrained. If this were to occur, our per-unit manufacturing costs would increase, we would be unable to increase sales as planned and our earnings would likely be materially impaired.

We expect to continue to make significant capital expenditures, particularly in our manufacturing facilities, and if adequate funds are not available or if the covenants in our credit agreements impair our ability to raise capital when needed, our ability to expand our manufacturing capacity and our business will suffer.

We expect to continue to make significant capital expenditures, particularly in our manufacturing facilities, and anticipate that our expenses will increase substantially in the foreseeable future as we expand our manufacturing operations, hire additional personnel, pay more or make advance payments for raw material, especially polysilicon, increase our sales and marketing efforts, invest in joint ventures and acquisitions, and continue our research and development efforts with respect to our products and manufacturing technologies. We expect total capital expenditures of approximately $100.0 million in 2006 as we continue to increase our manufacturing capacity. These expenditures would be greater if we decide to bring capacity on line more rapidly. We believe that our current cash and cash equivalents and funds available under our credit facility will be sufficient to fund our capital and operating expenditures over the next 12 months. However, if our financial results or operating plans change from our current assumptions, we may not have sufficient resources to support our business plan. If our capital resources are insufficient to satisfy our liquidity requirements, we may seek to sell additional equity securities or debt securities or obtain other debt financing. We may also issue equity securities in the future to suppliers of raw materials in order to secure adequate materials to satisfy our production needs. The sale of additional equity securities or convertible debt securities would result in additional dilution to our stockholders. Additional debt would result in increased expenses and could require us to abide by covenants that would restrict our operations. Our $25.0 million three-year revolving credit facility, or our revolving credit facility, contains customary covenants and defaults, including, among others, limitations on dividends, incurrence of indebtedness and liens and mergers and acquisitions and may restrict our operating flexibility. If adequate funds are not available or not available on acceptable terms or terms consistent with any new our credit agreement we may enter into, our ability to fund our operations, develop and expand our manufacturing operations and distribution network, maintain our research and development efforts or otherwise respond to competitive pressures would be significantly impaired.

Two of our largest customers purchase our products from us on a fixed price basis, and our financial results, including gross margin, may suffer if our manufacturing costs were to increase or purchase orders were changed or cancelled.

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

We do not have long-term agreements with other customers but instead operate on a purchase order basis. Although we believe that cancellations to date have been insignificant, our customers may cancel or reschedule purchase orders with us on relatively short notice. Cancellations or rescheduling of customer orders could result in the delay or loss of anticipated sales without allowing us sufficient time to reduce, or delay the incurrence of, our corresponding inventory and operating expenses. In addition, changes in forecasts or the timing of orders from these or other customers expose us to the risks of inventory shortages or excess inventory. This in turn could cause our operating results to fluctuate.

Technological changes in the solar power industry could render our solar power products uncompetitive or obsolete, which could reduce our market share and cause our sales to decline.

The solar power markets are characterized by continually changing technology requiring improved features, such as more efficient and higher power output, improved aesthetics and smaller size. This requires us to continuously develop new solar power products and enhancements for existing solar power products to keep pace with evolving industry standards and changing customer requirements. Technologies developed by others may prove more advantageous than ours for the commercialization of solar power products and may render our technology obsolete. Our failure to further refine our technology and develop and introduce new solar power products could cause our products to become uncompetitive or obsolete, which could reduce our market share and cause our sales to decline. Our research and development expense was $7.1 million in the nine months ended September 30, 2006 and $6.5 million in fiscal year 2005. We will need to invest significant financial resources in research and development to maintain our market position, keep pace with technological advances in the solar power industry and to effectively compete in the future.

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

There is limited historical information available about our company upon which you can base your evaluation of our business and prospects. Although we began to develop and commercialize high-efficiency solar cell technology for use in solar concentrators in 1988 and began shipping product from our pilot manufacturing facility in 2003, we shipped our first commercial A-300 solar cells from our Philippines manufacturing facility in late 2004. Relative to the entire solar industry, we have shipped only a limited number of solar cells and solar panels and have recognized limited revenue. Our future success will require us to continue to scale our Philippines facilities significantly beyond their current capacity. In addition, our business model, technology and ability to achieve satisfactory manufacturing yields at higher volumes are unproven at significant scale. As a result, you should consider our business and prospects in light of the risks, expenses and challenges that we will face as an early-stage company seeking to develop and manufacture new products in a rapidly growing market.

Our reliance on government contracts to partially fund our research and development programs could impair our ability to develop and incorporate new technologies into our solar power product, and these contracts could negatively affect our intellectual property rights.

Our government contracts enable us to develop new technologies more rapidly than we would have pursued otherwise. Funding from government contracts is recorded as an offset to our research and development expense. During 2005, we entered into a cost-sharing research and development project with the National Renewable Energy Laboratory to fund the design of our next generation solar panels. Payments received under this contract help offset our research and development expense. This contract is expected to fund approximately $1.0 million per year of our research and development expense through May 2008. In the nine months ended September 30, 2006, funding from government contracts totaled approximately $0.7 million as an offset to our research and development expense. A reduction or discontinuance of these programs or of our participation in these programs would increase our expenses, which could affect our profitability and impair our ability to develop our solar power technologies.

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

Our current standard product warranty for our solar panels includes a 10-year warranty period for defects in material and workmanship and a 25-year warranty period for declines in power performance as well as a one-year warranty on the functionality of our solar cells. We believe our warranty periods are consistent with industry practice. Due to the long warranty period and our proprietary technology, we bear the risk of extensive warranty claims long after we have shipped product and recognized revenue. We have sold solar cells only since late 2004. Any increase in the defect rate of our products would cause us to increase the amount of warranty reserves and have a corresponding negative impact on our results. Although we conduct accelerated testing of our solar cells and have several years of experience with our all back contact cell architecture, our solar panels have not and cannot be tested in an environment simulating the 25-year warranty period. In the second quarter of 2006, we increased our estimated warranty provision rate, which increased our warranty reserve by approximately $1.0 million. This change in estimate was based on results of recent testing that simulates adverse environmental conditions and potential failure rates our solar panels could experience during their 25-year warranty period. As a result of the foregoing, we may be subject to unexpected warranty expense, which in turn would harm our financial results.

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

We are establishing a captive solar panel assembly and test facility and if this factory is unable to produce high quality solar panels at commercially reasonable costs, our revenue growth and gross margin could be adversely affected .

We have constructed a new 30 megawatt automated solar panel assembly and test facility in the Philippines. We expect this facility to commence commercial production during the fourth quarter of 2006. Much of the manufacturing equipment and technology in this facility is new and unproven in volume production of solar panels. In the event that this facility is unable to ramp production with commercially reasonable yields and competitive production costs, our anticipated revenue growth and gross margin will be adversely affected.

If we do not achieve satisfactory yields or quality in manufacturing our solar cells, our sales could decrease and our relationships with our customers and our reputation may be harmed.

The manufacture of solar cells is a highly complex process. Minor deviations in the manufacturing process can cause substantial decreases in yield and in some cases, cause production to be suspended or yield no output. We have from time to time experienced lower than anticipated manufacturing yields. This often occurs during the production of new products or the installation and start-up of new process technologies or equipment. For example, we recently acquired equipment for a fourth cell production line that is rated at 33 megawatts per year and is expected to decrease per unit operating costs, and acquired a building to house our second solar cell manufacturing facility nearby our existing facility. As we expand our manufacturing capacity and bring additional lines or facilities into production, we may experience lower yields initially as is typical with any new equipment or process. We also expect to experience lower yields as we continue the initial migration of our manufacturing processes to thinner wafers. If we do not achieve planned yields, our product costs could increase, and product availability would decrease resulting in lower revenues than expected.

Our ability to continue to manufacture our imaging detectors and our solar cells in our current facilities with our current and planned manufacturing capacities, and therefore to maintain and increase revenue and achieve profitability, depends to a large extent upon the continued success of our relationship with Cypress.

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

We manufacture our solar cells in our Philippines manufacturing facility which we lease from Cypress. We are in the process of expanding existing facilities for solar and panel assembly. If we are unable to expand in our current facility or are required to move our manufacturing facility, we would incur significant expenses as well as lost sales. Furthermore, we may not be able to locate a facility that meets our needs on terms acceptable to us. Any of these circumstances would increase our expenses and decrease our total revenue and could prevent us from sustaining profitability.

We have significant international activities and customers, and plan to continue these efforts, which subject us to additional business risks, including logistical complexity, political instability and currency fluctuations.

For the nine months ended September 30, 2006 and the year ended December 31, 2005, approximately 70% of our sales were made to customers outside of the United States. We currently have three solar cell production lines in operation, which are located at our manufacturing facility in the Philippines. In addition, our assembly functions are conducted by a third-party subcontractor in China. Risks we face in conducting business internationally include:

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

In addition, although base wages are lower in the Philippines than in the United States, wages for our employees in the Philippines are increasing, which could result in increased costs to employ our manufacturing engineers. As of September 30, 2006, approximately 93% of our employees were located in the Philippines. We also are faced with competition in the Philippines for employees, and we expect this competition to increase as additional solar companies enter the market and expand their operations. In particular, there may be limited availability of qualified manufacturing engineers. We have benefited from an excess of supply over demand for college graduates in the field of engineering in the Philippines. If this favorable imbalance changes due to increased competition, it could affect the availability or cost of qualified employees, who are critical to our performance. This could increase our costs and turnover rates.

Currency fluctuations in the Euro or the Philippine peso relative to the U.S. dollar could decrease our revenue or increase our expenses.

During the nine months ended September 30, 2006 and for the year ended December 31, 2005, approximately 70% of our total revenue was generated outside the United States. We presently have currency exposure arising from sales, capital equipment purchases, prepayments and customer advances denominated in foreign currencies. A majority of our total revenue is denominated in Euros, including our fixed price agreements with Conergy and Solon, and a significant portion is denominated in U.S. dollars while a portion of our costs are incurred and paid in Euros and a smaller portion of our expenses are paid in Philippine pesos and Japanese yen. In addition, our prepayment to Wacker-Chemie and our customer advances from Solon are denominated in Euros.

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

Although we rely primarily on trade secret laws and contractual restrictions to protect the technology in the solar cells we currently manufacture and market, our success and ability to compete in the future may also depend to a significant degree upon obtaining patent protection for our proprietary technology. As of September 30, 2006, in the United States we owned seven issued patents and jointly owned another three patents, and had 18 U.S. and 10 foreign patent applications pending. These patent applications cover aspects of the technology in the solar cells we currently manufacture and market. Patents that we currently own or license-in do not cover the solar cells that we presently manufacture and market. Our patent applications may not result in issued patents, and even if they result in issued patents, the patents may not have claims of the scope we seek. In addition, any issued patents may be challenged, invalidated or declared unenforceable. The term of any issued patents would be 20 years from their filing date and if our applications are pending for a long time period, we may have a correspondingly shorter term for any patent that may issue. Our present and future patents may provide only limited protection for our technology and may not be sufficient to provide competitive advantages to us. For example, competitors could be successful in challenging any issued patents or, alternatively, could develop similar or more advantageous technologies on their own or design around our patents. Also, patent protection in certain foreign countries may not be available or may be limited in scope and any patents obtained may not be as readily enforceable as in the United States, making it difficult for us to effectively protect our intellectual property from misuse or infringement by other companies in these countries. Our inability to obtain and enforce our intellectual property rights in some countries may harm our business. In addition, given the costs of obtaining patent protection, we may choose not to protect certain innovations that later turn out to be important.

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

We had approximately 1,400 full-time employees as of September 30, 2006, and we anticipate that we will need to hire a significant number of highly skilled technical, manufacturing, sales, marketing, administrative and accounting personnel. The competition for qualified personnel is intense in our industry. We may not be successful in attracting and retaining sufficient numbers of qualified personnel to support our anticipated growth. Since we are a public company, may have more difficulty than our private competitors in attracting personnel because of the perception that the stock option component of our compensation package may not be as valuable.

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

Beginning in connection with our Annual Report on Form 10-K for the fiscal year ending December 31, 2006, Section 404 of the Sarbanes-Oxley Act of 2002 will require us to evaluate and report on our internal controls over financial reporting and have our independent registered public accounting firm annually attest to our evaluation, as well as issue their own opinion on our internal control over financial reporting. Because we have not been subject to these requirements before, we and our independent accountants have not reviewed our internal controls for purposes of Section 404 in the past, and are now in the process of doing so for the first time. Although Cypress completed its Section 404 compliance for its Annual Report on Form 10-K for the fiscal years ended December 31, 2004 and 2005, the review of our internal controls as part of this process was limited in scope and you should not conclude from this Cypress process that our internal controls were adequate to the extent required of an independent public company at that time. We have in the past discovered, and may in the future discover, areas of our internal controls that need improvement. We are preparing for compliance with Section 404 by strengthening, assessing and testing our system of internal controls to provide the basis for our report. However, the continuous process of strengthening our internal controls and complying with Section 404 is expensive and time consuming, and requires significant management attention. We cannot be certain that these measures will ensure that we will maintain adequate control over our financial processes and reporting, or that we or our independent registered public accounting firm will be able to provide the attestation and opinion required in connection with our Annual Report on Form 10-K for the fiscal year ending December 31, 2006. If we or our independent registered public accounting firm discover a material weakness, the disclosure of that fact, even if quickly remedied, could reduce the market’s confidence in our financial statements and harm our stock price. In addition, future non-compliance with Section 404 could subject us to a variety of administrative sanctions, including the suspension or delisting of our common stock from the NASDAQ Global Market and the inability of registered broker-dealers to make a market in our common stock, which would further reduce our stock price.

Compliance with environmental regulations can be expensive, and noncompliance with these regulations may result in adverse publicity and potentially significant monetary damages and fines.

We are required to comply with all foreign, federal, state and local laws and regulations regarding pollution control and protection of the environment. In addition, under some statutes and regulations, a government agency, or other parties, may seek recovery and response costs from operators of property where releases of hazardous substances have occurred or are ongoing, even if the operator was not responsible for such release or otherwise at fault. We use, generate and discharge toxic, volatile and otherwise hazardous chemicals and wastes in our research and development and manufacturing activities. Any failure by us to control the use of, or to restrict adequately the discharge of, hazardous substances could subject us to potentially significant monetary damages and fines or suspensions in our business operations. In addition, if more stringent laws and regulations are adopted in the future, the costs of compliance with these new laws and regulations could be substantial. To date such laws and regulations have not had a significant impact on our business and we believe that we have all necessary permits to conduct our business as it is presently conducted. If we fail to comply with present or future environmental laws and regulations, however, we may be required to pay substantial fines, suspend production or cease operations. Under our separation agreement with Cypress, we will indemnify Cypress from any environmental liabilities associated with our operations and facilities in San Jose, California and the Philippines.

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

As of September 30, 2006, Cypress owned all 52,033,287 shares of class B common stock, representing approximately 75% of the total outstanding shares of common stock or approximately 70% on a fully diluted basis after taking into account outstanding options and 96% of the voting power of outstanding capital stock. The holders of our class A common stock and our class B common stock have substantially similar rights, preferences, and privileges except with respect to voting and conversion rights and other protective provisions. Holders of our class B common stock are entitled to eight votes per share of class B common stock, and the holders of our class A common stock are entitled to one vote per share of class A common stock. If Cypress transfers shares of our class B common stock to any party other than a successor in interest or a subsidiary of Cypress prior to a tax-free distribution to its stockholders, those shares would automatically convert into class A common stock. Other than through such transfers or voluntary conversions by Cypress of class B common stock to class A common stock, only at such time, if at all, as Cypress, its successors in interest (not including its stockholders following a distribution) and its subsidiaries collectively own less than 40% of the shares of all classes of our common stock then outstanding will all shares of our class B common stock automatically convert into shares of our class A common stock on a one-for-one basis. For so long as Cypress, its successors in interest and its subsidiaries hold shares of our class B common stock, Cypress will be able to elect all of the members of our board of directors.

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

The historical financial information we have included in this quarterly report on Form 10-Q does not necessarily reflect what our financial position, results of operations or cash flows would have been had we been an independent entity during the historical periods presented prior to our initial public offering. The historical costs and expenses reflected in our audited and unaudited consolidated financial statements include an allocation for certain corporate functions historically provided by Cypress prior to our initial public offering, including centralized legal, tax, treasury, information technology, employee benefits and other Cypress corporate services and infrastructure costs. These expense allocations were based on what we and Cypress considered reasonable reflections of the utilization of services provided or the benefit received by us. The historical financial information prior to our initial public offering is not necessarily indicative of what our results of operations, financial position, cash flows or costs and expenses will be in the future. We have not made adjustments to such historical financial information to reflect many significant changes that occurred or may yet occur in our cost structure, funding and operations as a result of our separation from Cypress, including changes in our employee base, changes in our tax structure, potential increased costs associated with reduced economies of scale and increased costs associated with being a publicly traded, stand-alone company. For additional information, see “Selected Consolidated Financial Data,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our audited and unaudited consolidated financial statements and notes thereto.

Our ability to operate our business effectively may suffer if we are unable to cost-effectively establish our own administrative and other support functions in order to operate as a stand-alone company after the expiration of our services agreements with Cypress.

As a subsidiary of Cypress, we have relied on administrative and other resources of Cypress to operate our business. In connection with our initial public offering, we entered into various service agreements to retain the ability for specified periods to use these Cypress resources. These agreements will expire upon the earlier or November 2009 or a change of control of our Company. We need to create our own administrative and other support systems or contract with third parties to replace Cypress’ systems. In addition, we recently established disclosure controls and procedures and internal control over financial reporting as part of our becoming a separate public company in November 2005. These services may not be provided at the same level as when we were a wholly owned subsidiary of Cypress, and we may not be able to obtain the same benefits that we received prior to the separation. These services may not be sufficient to meet our needs, and after our agreements with Cypress expire, we may not be able to replace these services at all or obtain these services at prices and on terms as favorable as we currently have with Cypress. Any failure or significant downtime in our own administrative systems or in Cypress’ administrative systems during the transitional period could result in unexpected costs, impact our results and/or prevent us from paying our suppliers or employees and performing other administrative services on a timely basis. For a description of these services, please see the section entitled “Certain Relationships and Related Transactions” in our 2006 Proxy Statement.

We may experience increased costs resulting from a decrease in our purchasing power and we may have difficulty obtaining new customers due to our relatively small size after our separation from Cypress.

Historically, we were able to take advantage of Cypress’ size and purchasing power in procuring goods, technology and services, including insurance, employee benefit support and audit services. We are a smaller company than Cypress, and we cannot assure you that we will have access to financial and other resources comparable to those available to us prior to our separation from Cypress. These risks would be come more pronounced if Cypress were to cease to own a majority of our stock. As an independent company, we may be unable to obtain goods, technology and services at prices or on terms as favorable as those available to us prior to our separation from Cypress, which could increase our costs and reduce our profitability. In addition, as a smaller, separate, stand-alone company, we may encounter more customer concerns about our viability as a separate entity, which could harm our business, financial condition and results of operations. Our future success depends on our ability to maintain our current relationships with existing customers, and we may have difficulty attracting new customers.

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

Cypress is not obligated to distribute to its stockholders or otherwise dispose of the shares of our class B common stock that it beneficially owns, although it might elect to do so in the future. Cypress announced on October 6, 2006 and reiterated on October 19, 2006 that it was exploring ways in which to allow its stockholders to fully realize the value its investment in us. Moreover, completion of any such transaction could be contingent upon, among other things, the receipt of a favorable tax ruling from the Internal Revenue Service and/or a favorable opinion of Cypress’ tax advisor as to the tax-free nature of such a transaction for U.S. federal income tax purposes.

Unless and until such a distribution occurs or Cypress otherwise disposes of shares so that it, its successors in interest and its subsidiaries collectively own less than 40% of the shares of all classes of our common stock then outstanding, we will continue to face the risks described above relating to Cypress’ control of us and potential conflicts of interest between Cypress and us. We may be unable to realize potential benefits that could result from such a distribution by Cypress, such as greater strategic focus, greater access to capital markets, better incentives for employees and more accountable management, although we cannot guarantee that we would realize any of these potential benefits if such a distribution did occur. In addition, speculation by the press, investment community, our customers, our competitors or others regarding whether Cypress intends to complete such a distribution or otherwise dispose of its controlling interest in us could harm our business or lead to volatility in our stock price.

So long as Cypress continues to hold a controlling interest in us or is otherwise a significant stockholder, the liquidity and market price of our class A common stock may be adversely impacted. In addition, there can be no assurance that Cypress will distribute or otherwise dispose of any of its shares of our class B common stock.

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

Our class A common stock has a limited trading history in a public market. We cannot predict how liquid the market for our common stock might become. The trading price of our class A common stock could be subject to wide fluctuations due to the factors discussed in this risk factors section and elsewhere in this Quarterly Report. In addition, the stock market in general and the NASDAQ Global Market and technology companies in particular have experienced extreme price and volume fluctuations. These trading prices and valuations, including our own market valuation and those of companies in our industry generally, may not be sustainable. These broad market and industry factors may decrease the market price of our class A common stock, regardless of our actual operating performance. In addition, in the past, following periods of volatility in the overall market and the market price of a company’s securities, securities class action litigation has often been instituted against these companies. This litigation, if instituted against us, could result in substantial costs and a diversion of our management’s attention and resources.

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

Sales of our class A common stock in the public market or sales of any other securities in our Company, or the perception that such sales could occur, could cause the market price of our class A common stock to decline. As of September 30, 2006 we had 17,066,563 shares of class A common stock outstanding and Cypress owns the 52,033,287 outstanding shares of our class B common stock, representing approximately 75% of the outstanding shares of our common stock. Cypress may convert these shares into class A common stock at any time. Cypress has no contractual obligation to retain its shares of our common stock. Subject to applicable U.S. federal and state securities laws, Cypress may sell or distribute to its stockholders any or all of the shares of our common stock that it owns, which may or may not include the sale of a controlling interest in us. Any future issuances by us of class A common stock or other securities for financing purposes could similarly affect our stock price.

We have filed a registration statement on Form S-8 under the Securities Act covering 6,332,549 shares of class A common stock issuable under outstanding options under our 1988 Incentive Stock Plan, under our 1996 Stock Plan and under non-plan options granted to employees and consultants and 356,839 shares reserved for future issuance as of September 30, 2006 under our 2005 Stock Incentive Plan. Shares registered under this registration statement are available for sale in the open market, although sales of shares held by our affiliates will be limited by Rule 144 volume limitations. The lock-up agreement with respect to these shares expired on May 16, 2006.

If Cypress elects to convert its shares of class B common stock into class A common stock, an additional 52,033,287 shares of class A common stock will be available for sale subject to volume and other restrictions as applicable under Rule 144 and 701 of the Securities Act. In addition, Cypress has the right to cause us to register the sale of its shares of our common stock under the Securities Act. Registration of these shares under the Securities Act would result in these shares, other than shares purchased by our affiliates, becoming freely tradable without restriction under the Securities Act immediately upon the effectiveness of the registration.

If Cypress distributes to its stockholders shares of our common stock that it owns, substantially all of these shares would be eligible for immediate resale in the public market. We are unable to predict whether significant amounts of our common stock would be sold in the open market in anticipation of, or after, any such distribution. We also are unable to predict whether a sufficient number of buyers for shares of our class A common stock would be in the market at that time.

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

As a public company, we incur significant legal, accounting and other expenses. In addition, the Sarbanes-Oxley Act of 2002, as well as rules subsequently implemented by the SEC and the NASDAQ Global Market, have required changes in corporate governance practices of public companies. We expect these new rules and regulations to increase our legal and financial compliance costs in 2006 and beyond, and to make some activities more time-consuming and costly. We also expect these new rules and regulations to make it more difficult and more expensive for us to obtain director and officer liability insurance in the future and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified persons to serve on our board of directors or as executive officers.

Item 6. Exhibits

Exhibit Number	Description
10.1†	Supply Agreement, dated August 3, 2006, between the Registrant and Wacker Chemie AG

31.1	Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†	Confidential treatment has been requested for portions of this exhibit.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

SUNPOWER CORPORATION

Dated: November 13, 2006	By:	/s/ EMMANUEL T. HERNANDEZ
Emmanuel T. Hernandez
Chief Financial Officer

Index to Exhibits

Exhibit Number	Description
10.1†	Supply Agreement, dated August 3, 2006, between the Registrant and Wacker Chemie AG

31.1	Certification of Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†	Confidential treatment has been requested for portions of this exhibit.