Form 10-K
period 2006-12-31
SUNPOWER CORP
filed 2007-03-02
CIK 867773

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number

000-51593

SunPower Corporation

(Exact Name of Registrant as Specified in Its Charter)

Delaware	94-3008969
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

3939 North First Street, San Jose, CA	95134
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s Telephone Number, Including Area Code: (408) 240-5500

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Class A Common Stock. $0.001 par value	NASDAQ Global Market

Securities registered pursuant to Section 12(g) of the Act:

None

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☒    No  ☐

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

Large Accelerated Filer ☐	Accelerated Filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant on June 30, 2006 was $228.8 million. Such aggregate market value was computed by reference to the closing price of the common stock as reported on the Nasdaq Global Market on June 30, 2006. For purposes of determining this amount only, the registrant has defined affiliates as including the executive officers and directors of registrant on June 30, 2006.

The number of shares outstanding of the registrant’s Common Stock as of February 23, 2007 was 77,299,661.

DOCUMENTS INCORPORATED BY REFERENCE

Parts of the registrant’s definitive proxy statement for the registrant’s Annual Meeting of Stockholders for the fiscal year ended December 31, 2006 are incorporated by reference in Items 10, 11, 12, 13 and 14 of Part III of this Annual Report on Form 10-K.

This Annual Report on Form 10-K of SunPower Corporation and its subsidiaries (“SunPower” or the “Company”, “Us”, “We” or “Our”) contains forward-looking statements. This Annual Report on Form 10-K also includes data, including forward-looking information, pertaining to PowerLight Corporation, our wholly-owned subsidiary, which we acquired on January 10, 2007. All statements in this Annual Report on Form 10-K, including those made by the management of SunPower, other than statements of historical fact, are forward-looking statements. These forward-looking statements are made pursuant to safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Examples of forward-looking statements include statements regarding SunPower’s future financial results, operating results, business strategies, projected costs, products, competitive positions, management’s plans and objectives for future operations, and industry trends. These forward-looking statements are based on management’s estimates, projections and assumptions as of the date hereof and include the assumptions that underlie such statements. Forward-looking statements may contain words such as “may,” “will,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” and “continue,” the negative of these terms, or other comparable terminology. Any expectations based on these forward-looking statements are subject to risks and uncertainties and other important factors, including those discussed below and in the section titled “Item 1A. Risk Factors.” Other risks and uncertainties are disclosed in SunPower’s prior Securities and Exchange Commission (“SEC”) filings. These and many other factors could affect SunPower’s future financial condition and operating results and could cause actual results to differ materially from expectations based on forward-looking statements made in this document or elsewhere by SunPower or on its behalf. SunPower undertakes no obligation to revise or update any forward-looking statements.

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

We produce our solar cells at our manufacturing facility in the Philippines. We currently operate four solar cell manufacturing lines in the Philippines, with a total rated manufacturing capacity of approximately 108 megawatts per year. We have recently started construction on a second solar cell manufacturing facility in the Philippines, which is designed to house up to ten additional manufacturing lines. We expect three manufacturing lines in the new facility to be operational by the end of 2007, which would give us an aggregate rated manufacturing capacity of approximately 207 megawatts per year. Currently, most of our solar panels are assembled for us by a third-party subcontractor in China. We supplement this capacity with in-house production at our automated panel assembly factory located in the Philippines. We expect to produce up to 30 megawatts of solar panels per year from our first manufacturing line. The panel assembly factory has sufficient space to expand capacity to 90 megawatts per year. Our systems in North America also include branded inverters manufactured for us by multiple suppliers.

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

Acquisition of PowerLight Corporation

On January 10, 2007, we completed the previously announced acquisition of PowerLight Corporation (“PowerLight”). Upon the completion of the Merger, all of the outstanding shares of PowerLight, and a portion of each vested option to purchase shares of PowerLight, were cancelled, and all of the outstanding options to purchase shares of PowerLight (other than the portion of each vested option that was cancelled) were assumed by us in exchange for aggregate consideration of (i) approximately $120.7 million in cash plus (ii) a total of 5,708,723 shares of class A common stock, inclusive of (a) 1,601,839 shares of class A common stock which may be issued upon the exercise of assumed vested and unvested PowerLight stock options and (b) 1,675,881 shares of class A common stock issued to certain employees of the PowerLight business in connection with the Merger, which shares are subject to certain transfer restrictions and a repurchase option of the Company, both of which lapse over a two-year period under the terms of equity restriction agreements with employees of the PowerLight business.

PowerLight is a leading global provider of large-scale solar power systems. PowerLight designs, assembles, markets and sells solar electric power system technology that integrates solar cells and solar panels from SunPower and other suppliers to convert sunlight to electricity compatible with the utility network. PowerLight also provides solar power systems to end customers on a turn-key whole-solution basis by developing, engineering, procuring permits and equipment for, managing construction of, offering access to financing for, and providing monitoring, operations and maintenance services for large-scale roof-mounted and ground-mounted solar power applications. PowerLight’s customers include industrial, commercial and public sector entities, investors, utilities and production home builders. PowerLight’s solar power systems generate electricity over a system design life typically exceeding 25 years. PowerLight’s solar systems are principally designed to be used in large-scale applications exceeding 300 kilowatts, including the development of solar production home communities. PowerLight has completed or is in the process of completing over 300 projects worldwide, rated in aggregate at over 100 megawatts peak capacity for PowerLight customers in North America, Europe and Asia. In the U.S., PowerLight typically sells solar systems rated up to one megawatt of capacity to provide a supplemental, distributed source of electricity for a customer’s facility. In Europe and South Korea, PowerLight’s products and systems are often purchased by third-party investors as central station solar power plants, typically rated from one to 20 megawatts, which generate electricity for sale under tariff to regional and public utilities.

PowerLight designs and engineers complete solar power systems that combine its roof-mounted or ground-mounted products with electrical inverters and other standard components that connect to the customer’s existing electrical system or directly to the utility network. PowerLight solar system technology integrates solar cells and solar panels manufactured by SunPower and other suppliers, such as ErSol Solar Energy AG, Evergreen Solar,

Inc., JingAo Solar Company, Ltd., Mitsui Comtek Corp., a distributor for Sanyo Electronics Co., Ltd., or Sanyo, and SunTech Power Co., Ltd., Q-Cells Aktiengesellschaft, Schott Solar, Inc. and Sharp Electronics (Europe) GmbH, which support their products with long-term manufacturing warranties of up to 25 years. PowerLight has contracted with some of these suppliers for multi-year supply agreements.

Where reference to PowerLight historical 2006 financial information is provided, such information is presented as of and for the nine months ended September 30, 2006, the latest available unaudited interim financial information. Selected unaudited financial information for PowerLight is as follows: Revenue of $140.1 million, cost of revenue of $120.6 million, research and development expense of $0.5 million and selling, general and administrative expenses of $15.1 million.

Certain Effects of the Merger on SunPower’s Financial Condition and Results of Operations

SunPower has historically operated within only one reportable segment. As a result of the completion of the Merger, the Company is presently evaluating whether or not the acquisition of the PowerLight business will result in the Company being required to report its financial results in more than one reportable segment.

The Merger is being accounted for under the purchase method of accounting, in accordance with the Statement of Financial Accounting Standards No. 141, Business Combinations. Under the purchase method of accounting, PowerLight’s results of operations and the impact of the completion of the Merger will be reflected in the Company’s financial statements on a prospective basis. The following table shows SunPower’s preliminary estimate of fiscal year 2007 to 2011 Merger related stock-based compensation, amortization of intangible assets and in-process research and development expenses:

(in thousands)	2007	2008	2009	2010	2011
Stock-based compensation	$36,773	$36,863	$5,538	$5,066	$1,432
Amortization of intangible assets	25,954	15,800	15,800	15,800	8,305
In-process research and development	4,447	—	—	—	—

Total	$67,174	$52,663	$21,338	$20,866	$9,737

SunPower has not completed its final calculation of the purchase price allocation and therefore these amounts remain subject to change based on a final determination of the closing balance sheet of PowerLight as of January 10, 2007. SunPower anticipates that the estimated charges enumerated in the table above will be included in its future results of operations presented on a basis in accordance with generally accepted accounting principles (“GAAP”). In addition, SunPower may incur certain other Merger related charges and/or restructuring expenses in the future that are not reflected in the table above.

Our results of operations for fiscal year 2006 does not include any results of operations from the PowerLight business. However, PowerLight was a significant customer of SunPower accounting for 16% of our net revenue in 2006. We expect that the results of operations of the PowerLight business will be material to the overall results of the combined company in future periods and, accordingly, SunPower’s historical financial results are not expected to be indicative of its future results.

Corporate History

We were incorporated in 1985 by Dr. Richard Swanson to develop and commercialize high-efficiency photovoltaic, or solar electric cell technology. Our solar cells were initially used in solar concentrator systems, which concentrate sunlight using reflective dish systems. From 1988 to 2000, we focused our efforts on developing our high-efficiency solar cells and marketing our infrared detectors. In 2001, NASA used our solar cells in the Helios solar-powered airplane to achieve a world record powered-flight altitude of 96,863 feet. The initial public offering of our class A common stock occurred in November 2005, at which time our class A common stock commenced trading on the Nasdaq Global Market.

Our headquarters are located at 3939 North First Street, San Jose, California 95134 and our telephone number is (408) 240-5500. Our website is www.sunpowercorp.com. SunPower and PowerLight are our registered trademarks and the SunPower and PowerLight logos are our trademarks. This Annual Report on Form 10-K also includes trade names, trademarks and service marks of other companies and organizations.

Relationship with Cypress Semiconductor Corporation

Cypress Semiconductor Corporation (“Cypress”) made a significant investment in SunPower in 2002. On November 9, 2004, Cypress completed a reverse triangular merger with us in which all of the outstanding minority equity interest of SunPower was retired, effectively giving Cypress 100% ownership of all of our then outstanding shares of capital stock but leaving our unexercised warrants and options outstanding.

As of February 23, 2007, Cypress holds, in the aggregate, 52,033,287 shares of class B common stock, representing approximately 70% of our total outstanding shares of common stock. Cypress also holds approximately 95% of the voting power of our total outstanding capital stock, as our class B common stock has 8 votes per share compared to one vote per share for our class A common. Cypress may convert into class A common stock at any time. Cypress has advised us that it does not have any current plans to distribute to its stockholders the shares of our class B common stock that it beneficially owns, although it may elect to effect such a distribution in the future.

We have entered into various agreements with Cypress including a master separation agreement, an employee matters agreement, a tax sharing agreement, a master transition services agreement, a wafer manufacturing agreement, a lease for certain manufacturing assets, an investor rights agreement, and an indemnification and insurance matters agreement. Our lease of a Cypress facility which we use for manufacturing in the Philippines contains an option for us to purchase the facility. See Note 3 of Notes to Consolidated Financial Statements.

Under the terms of the master transition services agreement, we will pay Cypress for the services provided to us, at Cypress’ cost or at the rate negotiated with Cypress for a period of three years following November 22, 2005 or upon a change of control, whichever occurs first. Under the terms of our lease agreement, we will pay Cypress at a rate equal to the cost to Cypress for the lease of our Philippines facility until the earlier of 10 years after November 22, 2005 or a change of control of our company. Thereafter, we will pay market rate rent for the facility for the remainder of the 15-year lease. Under the terms of the wafer manufacturing agreement, we pay Cypress to make infrared and imaging detector products for us at prices consistent with the then current Cypress transfer pricing, which is equal to the forecasted cost to Cypress to manufacture the wafers for the next three years or until a change of control of our company. See Note 3 of notes to our consolidated financial statements.

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

Research and Development

We engage in extensive research and development efforts to improve solar cell efficiency and reduce manufacturing cost and complexity. Our goal is to increase efficiency in order to maintain our competitive advantage. Our research and development organization works closely with our manufacturing facility, our equipment suppliers and our customers to improve our solar cell design and lower manufacturing costs. In addition, we have dedicated employees who work closely with our current and potential suppliers of silicon ingots (a key raw material used in the manufacture of our solar cells) to develop specifications that meet our standards and ensure the high quality we require, while at the same time controlling costs. See “Risk Factors—

The solar power industry is currently experiencing an industry-wide shortage of polysilicon. The prices that we pay for polysilicon have increased recently and we expect these price increases to continue, which may constrain our revenue growth and decrease our gross margins and profitability” and “The steps we have taken to increase the efficiency of our polysilicon utilization are unproven at volume production levels and may not enable us to realize the cost reductions we anticipate.”

Our research and development expenditures were approximately $9.7 million for the year ended December 31, 2006. We are a party to government contracts that enable us to more rapidly develop new technologies and pursue additional research opportunities while helping to offset our research and development expense. We entered into a cost-sharing research and development project with the National Renewable Energy Laboratory to fund the design of our next generation solar panels. Payments received under this contract help offset our research and development expense. This contract is expected to fund approximately $1.0 million per year of our research and development expense through May 2008. Our funding from government contracts offset our research and development expense by approximately 8% and 7% in 2006 and 2005, respectively.

PowerLight has selectively pursued contract research, product development and market development programs funded by various agencies of the U.S. federal and state governments to complement and enhance its own resources. These contracts are generally cost-shared between the funding agency and PowerLight. The contracts normally expire between six months and three years from their initiation. Funding from government grants is recorded as an offset to its research and development expenses.

From January 1, 2003 to September 30, 2006, PowerLight has received an aggregate of $5.8 million in research and development funding to further develop its technology. These and other research contracts it has obtained generally provide for development or improvement of solar power products or energy efficiency solutions.

In general, under these grants, we retain ownership rights to any intellectual property and technological developments resulting from the government funding, although the granting agencies usually retain “march-in” rights. March-in rights refer to the right of the U.S. government or government agency to require us to grant a license to the developed technology or products to a responsible applicant or, if we refuse, the government may grant the license itself. The government can exercise its march-in rights if it determines that action is necessary because it fails to achieve practical application of the technology or because action is necessary to alleviate health or safety needs, to meet requirements of U.S. federal regulations or to give the U.S. industry preference. Government contracts also usually require our submission of technical progress reports, most of which may become publicly available.

Our Products and Services

We currently design, develop, manufacture, market and sell solar power products and services, imaging detectors and infrared detectors based on our proprietary processes and technologies. SunPower also sells a line of branded inverters.

SunPower’s Products

Solar Cells

Solar cells are semiconductor devices that directly convert sunlight into electricity. Our current standard solar cell product is the A-300 solar cell, a silicon solar cell with a specified power value of 3.1 watts and a conversion efficiency of between 20% and 21.5%. We believe the A-300 solar cell has the highest conversion efficiency available for the mass market. Our A-300 solar cell is designed without highly reflective metal contact grids or current collection ribbons on the front of the solar cells. This feature enables our solar cells to be assembled into solar panels that exhibit a more uniform appearance than conventional solar panels. Our next generation solar cells are expected to deliver 3.3 watts and begin commercial production in the second quarter of 2007.

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

Inverters

Inverters transform direct current, or DC, electricity produced by solar panels into the more common form of alternating current, or AC, electricity. Inverters are used in virtually every on-grid solar power system and typically feed power either directly into the home electrical circuit or into the utility grid. In North America, we sell a line of branded inverters specifically designed for use in residential and commercial systems. Our inverter product line currently includes five models spanning a power range of 2.5 to 5.2 kilowatts. Our packaged system designs optimize performance through the appropriate combination of these inverters with our solar panels. Our units are highly efficient, possessing above-average DC to AC conversion efficiency compared to other commercially available units in their class according to the California Energy Commission. Our inverters are manufactured for us by Xantrex and PV Powered. Xantrex is a worldwide leader in power electronics with a specialization in solar power conditioning components, while PV Powered concentrates specifically in the manufacturing of inverters for the solar electric market.

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

PowerLight’s Products

PowerLight’s solar electric power system technology integrates solar cells and solar panels to convert sunlight to electricity. PowerLight’s systems are principally designed to be used in large-scale utility, commercial, public sector and production home applications.

PowerGuard® Roof System

PowerLight’s PowerGuard® Roof System is a roof-mounted solar panel mounting system that delivers reliable, clean electricity while insulating and protecting the roof. PowerGuard® is a proprietary, pre-engineered solar power roofing tile system. Each PowerGuard® tile consists of a solar laminate, lightweight cement substrate and styrofoam base. Designed for quick and easy installation, PowerGuard® tiles fit together with interlocking tongue-and-groove side surfaces that enable the system to resist wind uplift without the need to secure the system to the building by penetrating the roof covering or membrane. In addition to generating electricity, PowerGuard® roof systems also insulate and protect the roof membrane from ultraviolet rays and thermal degradation. This saves both heating and cooling energy expenses and extends the roof life. The PowerGuard® roof system has been tested and certified by Underwriters Laboratories, or UL, and has received a UL Class B fire rating which PowerLight believes facilitates obtaining building permits and inspector approvals.

PowerLight’s PowerGuard® system resists wind uplift without compromising the rooftop’s structural integrity. In comparison, conventional solar power systems typically penetrate the roof or require additional weight for stability. Systems that require drilling many holes into rooftops to install and secure solar panels may compromise the integrity of the roof and reduce its life span. To avoid drilling holes, certain other conventional systems add weight for stability against wind and weather, which may exceed weight limits for some commercial buildings’ roofs.

PowerGuard® tiles typically weigh approximately four pounds per square foot, which is supported by most commercial rooftops. PowerLight’s technology integrates this lightweight construction with a patented pressure equalizing design that has been tested to withstand winds of up to 140 mph. PowerGuard® roof systems have been installed in a broad range of climates, including California, Chicago, Hawaii, Boston, Massachusetts, Nevada, New Jersey, New York, Canada and Switzerland and a wide variety of building types, from rural single story warehouses to urban high rise structures.

PowerTilt™ Solar Power System

PowerLight’s PowerTilt™ System features pre-engineered solar panels that tilt at a 10-degree angle to generate up to 10% more annual energy output than traditional flat roof-mounted systems depending on geographic location and local climate conditions. PowerTilt™’s non-penetrating panels interlock for secure, rapid installation on rooftops without compromising the structural integrity of the roof.

Similar to PowerLight’s PowerGuard® product, PowerTilt™ is lightweight, weighing less than four pounds per square foot, and is installed without penetrating the roof surface. Sloped side and rear wind deflectors improve wind performance, allowing PowerTilt™ arrays to withstand winds up to 120 miles per hour.

Whereas PowerGuard® performance is optimized in constrained rooftop environments where it contributes to maximum power density, PowerTilt™ performance is optimized for larger roofs with less space constraints as well as underutilized tracks of land, such as ground reservoirs.

SunTile®—Roof Integrated System for Residential Market

SunTile® is a highly efficient solar power shingle roofing system utilizing SunPower’s A-300 solar cell technology that is designed to integrate with conventional residential roofing materials. SunTile® solar shingles are designed to replace multiple types of roof panels, including the most common concrete flat, low and high profile “S” tile and composition shingles. PowerLight believes that SunTile® is less visible on a roof than conventional solar technology because the solar panel is integrated directly into the roofing material instead of mounted onto the roof. SunTile® has a UL-listed Class A fire rating, which is the highest level of fire rating provided by Underwriters Laboratories Inc. SunTile® is designed to be incorporated by production home builders into the construction of their new homes communities.

Ground Mounted PowerTracker® Systems

PowerLight offers several types of ground-mounted solar power systems using its PowerTracker® technology. PowerTracker® is a single-axis tracking system that automatically pivots solar panels to track the sun’s movement throughout the day. We believe this tracking feature increases the amount of sunlight that is captured and converted into energy by up to 35% over flat or fixed-tilt systems depending on geographic location and local climate conditions. A single motor and drive mechanism can control 10 to 20 rows or 200+ kilowatts of solar panels. The multi-row feature represents a cost advantage for PowerLight’s customers over dual axis tracking systems, as such systems require more motors, drives, land, and power to operate per kilowatt capacity. The PowerTracker® system can be assembled onsite, and is easily scalable. PowerLight has installed ground-mounted systems integrating PowerTracker® in a wide range of geographical markets including Arizona, California, Hawaii, Nevada, New Jersey, Germany, Portugal, Spain and South Korea.

Fixed Tilt and PowerTracker® Systems for Parking Structures

PowerLight has developed and patented several designs for solar power systems for parking structures in multiple configurations. These dual use systems typically incorporate solar panels into the roof of a carport or similar structure to deliver onsite solar power while providing shade and protection. Aesthetic, standardized and scalable, they are well suited for parking lots adjacent to facilities. In addition, PowerLight has incorporated its PowerTracker® technology into certain of its systems for elevated parking structures to provide a differentiated product offering to its customers. PowerLight has completed complex parking structure-based systems for clients such as the U.S. Navy, the U.S. Postal Service and Johnson & Johnson.

Other System Offerings

PowerLight has other products that leverage its core systems. For example, its metal roof system is designed for sloped-metal roof buildings, which are used in some winery and warehouse applications. This solar power system is designed for rapid installation, and complements PowerLight’s PowerGuard® and PowerTilt™. PowerLight also offers other architectural products such as day lighting with translucent solar panels.

PowerLight’s Client Services

PowerLight provides its customers and partners with a variety of services, including system design, financial consulting and analysis, construction management and maintenance and monitoring.

System Design

PowerLight designs solar power systems taking into account the customer’s location, site conditions and energy needs. During the preliminary design phase, PowerLight conducts a site audit and building assessment for onsite generation feasibility and identifies energy efficiency savings opportunities. PowerLight models the performance of a proposed system design taking into account variables such as local weather patterns, utility rates and other relevant factors at the customer’s location. PowerLight also identifies necessary permits and design its systems to comply with applicable building codes and other regulations.

Financial Consulting and Analysis

PowerLight offers financial consulting services to its customers using various financing vehicles and government programs. PowerLight assists its customers in developing funding strategies for solar power projects depending on a customer’s size, cash flow and tax status. PowerLight has partnered with financial companies and organizations such as Deutsche Structured Finance GmbH, GE Commercial Finance and MuniMae, which provide project development financing and bonding for its customers. To date, PowerLight has successfully arranged financing for clients ranging from simple loans and tax-advantaged operating leases to long-term, multi-party power purchase agreements.

Construction Management

PowerLight offers general contracting services and employs project managers to oversee all aspects of system installation, including securing necessary permits and approvals. Subcontractors, typically electricians and roofers, usually provide the construction labor, tools and heavy equipment for solar system installation.

PowerLight has developed relationships with subcontractors in many target markets, and requires subcontractors to be licensed, carry appropriate insurance and adhere to the local labor and payroll requirements. PowerLight’s construction management services include system testing, commissioning and management of utility network interconnection.

Maintenance and Monitoring

PowerLight also offers post-installation services in support of its solar power systems, including:

•

Operations and Maintenance: PowerLight’s systems have a design life in excess of 25 years. PowerLight typically provides its customers with a one, two or five-year parts and workmanship system warranty, after which the customer may extend the period covered by PowerLight’s warranty for an additional fee. PowerLight also passes through to customers long-term warranties from the original equipment manufacturers of certain system components. Warranties of 20-25 years from solar panels suppliers are standard, while inverters typically carry a 2-5 year warranty. PowerLight offers its customers a series of maintenance services ranging from its Standard Service level to its Plus Service level. Standard Service includes continuous remote monitoring of system performance and 72-hour on-site response to any system problem through a qualified local service technician. Plus Service includes annual preventive maintenance as well as certain forms of system testing.

•

Monitoring: PowerLight has developed its proprietary PowerLight Data Acquisition System, or DAS, to monitor system performance used in most of the systems it installs. The DAS continuously scans the performance of the system and local weather data and stores average data for the past 15 minutes in a data logger. An automated daily algorithm determines if systems are performing per specification, and an automated report is generated for PowerLight’s customer service department, allowing for proactive performance diagnostics and maintenance. Customers can access historical daily or real-time system performance data through PowerLight’s customer website www.mypowerlight.com. PowerLight’s customers often choose to install electronic kiosks for flat-panel displays to track performance information at their facility. PowerLight believes these displays enhance its brand and educate the public and prospective customers about solar power.

Energy Efficiency Consulting and Related Services

In addition to PowerLight’s solar power systems, PowerLight provides related PowerLight Energy Efficiency services which increase the total return on investment through an integrated, seamless solution. PowerLight provides custom solar power generation and demand side management solutions to minimize facility energy use and demand, improve building operation controls and increase the comfort level of building occupants. Its experienced personnel have completed projects that include:

•	Heating, ventilation and air conditioning upgrades: reduces energy use, facilitates building operations and improves the comfort level of inhabitants.

•	Variable frequency drives: reduces energy use by controlling motors installed on pumps, fans, compressors, chillers and boilers to optimize motor performance and reduce load.

•	Lighting efficiency services: reduces energy use by determining the optimal mix of energy efficient lighting though comprehensive assessment of light levels, spectrum and energy consumption.

•	Energy management systems: minimizes costs by balancing energy consumption and supply; achieves energy savings through equipment scheduling, automated controls/alarms and performance monitoring.

•	Building retro commissioning: offers a building “tune-up” to ensure optimal performance, specifically focusing on equipment scheduling and diagnostics, sequence of operations and control set points.

Manufacturing

We manufacture our solar cells through our subsidiary, SunPower Philippines Manufacturing Limited, in a 215,000 square foot facility located near Manila in the Philippines. This plant began operations in the fall of 2004 where we currently operate four solar cell manufacturing lines, with a total rated manufacturing capacity of approximately 108 megawatts per year. We have recently started construction on a second solar cell manufacturing facility in the Philippines, which is designed to house up to ten additional manufacturing lines. We expect three manufacturing lines in the new facility to be operational by the end of 2007, which would give us an aggregate rated manufacturing capacity of approximately 207 megawatts per year. Currently, most of our solar panels are assembled for us by a third-party subcontractor in China. We supplement this capacity with in-house production at our automated panel assembly factory located in the Philippines. We expect to produce up to 30 megawatts of solar panels per year from our first manufacturing line. The panel assembly factory has sufficient space to expand capacity to 90 megawatts per year. Our systems in North America also include branded inverters manufactured for us by multiple suppliers.

In August 2006, we purchased a 344,000 square foot building in the Philippines. This facility is approximately 20 miles from our existing facilities and is being facilitized to house up to 10 solar cell manufacturing lines. We expect the first two or three lines in this facility to commence production of solar cells during 2007.

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

Our imaging detectors are manufactured by Cypress and then shipped to our facility in San Jose, California, and our subcontractor in the Philippines for back-end processing that includes electrical test, precision wafer dicing, measurement analysis, visual inspection and electrical contact preparation. During 2007, we anticipate that all back end processing of our image detector products will be transferred to the subcontractor in the Philippines.

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

PowerLight does not manufacture or develop the individual solar cells or solar panels it uses in its systems. Instead, it buys these materials from us as well as from other third-party solar cell and solar panel suppliers. PowerLight sources the balance of system components based on quality, performance and cost considerations. “Balance of system components” are in the components of a solar power system other than the solar panels, including mounting structures, tracking devices, inverters, charge controllers, grid interconnection equipment, and other devices depending upon the specific requirements of a particular system and project. PowerLight generally assembles proprietary components, such as cementitious coatings and certain adhesive applications, while it purchases generally available components from third-party suppliers.

PowerLight assembles certain of its products, such as its PowerGuard® and SunTile® products, at its assembly plant prior to shipment to the project location. Other products such as its PowerTracker® and PowerTilt™ systems are field assembled with components shipped directly from suppliers. PowerLight currently has the capacity to produce up to an aggregate of 20 megawatts of its PowerGuard® and SunTile® products per year, depending on product mix, in its Berkeley, California assembly plant. From time to time PowerLight supplements the capacity of its Berkeley facility by using third-party contractors.

Supplier Relationships

Crystalline silicon is the leading commercial material for solar cells and is used in several forms, including single-crystalline, or monocrystalline silicon, multicrystalline, or polycrystalline silicon, ribbon and sheet silicon and thin-layer silicon. There is currently an industry-wide shortage of polysilicon, an essential raw material in the production of silicon solar cells. We believe that this shortage will continue through 2007, or potentially for a longer period. The prices that PowerLight pays for solar cells and solar panels have increased recently, and we expect polysilicon prices increase further in 2007.

SunPower directly competes with PowerLight’s other suppliers of solar cells and panels. As a result, the Merger has caused in one instance, and may continue to cause, solar cell or panel suppliers to reduce or terminate their business relationship with PowerLight. PowerLight believes it has historically had good relationships with most suppliers but expects that reductions or terminations could occur at some level. Any such reaction could adversely affect its ability to meet customer demand for its solar power systems, and materially adversely affect its results of operation and financial condition. SunPower may replace any lost solar cells or panels with its own inventory to mitigate the impact on the PowerLight business. However, such replacements may not be sufficient to fully address solar supply short falls experienced by the PowerLight business, and in any event would negatively impact SunPower’s earnings and revenues.

PowerLight is able to utilize solar panels from various manufacturers depending on power, performance and cost requirements. It historically partnered, and intends to continue to partner, with solar cell and panel manufacturers that offer the most advanced solar panel technologies and the highest quality products, including SunPower, ErSol Solar Energy AG, Evergreen Solar, Inc., JingAo Solar Company, Ltd., Mitsui Comtek Corp., a distributor for Sanyo Electronics Co., Ltd., or Sanyo, and SunTech Power Co., Ltd., Q-Cells Aktiengesellschaft, Schott Solar, Inc., Sharp Electronics Corporation and Sharp Electronics (Europe) GmbH.

PowerLight purchases solar panels and balance of system components on both a contracted and a purchase order basis. PowerLight has contracted with some of its suppliers for multi-year supply agreements. Under such agreements, PowerLight has annual minimum purchase obligations. Many of these agreements include liquidated damages if either party fails to perform. To date, PowerLight has not experienced supply disruptions under any of these multi-year supply agreements.

For suppliers operating under purchase orders, PowerLight typically presents non-binding forecasts of its annual or quarterly solar panel needs to its suppliers and then periodically issues purchase orders for specific projects. These suppliers are generally under no legal obligation to supply solar panels or other components or raw materials to PowerLight until they have accepted its purchase orders. PowerLight has experienced situations in which pricing terms and quantity commitments under accepted purchase orders were not honored as a result of the polysilicon shortage.

Customers

We currently sell our solar power products to system integrators, including PowerLight, and original equipment manufacturers or OEMs. System integrators typically design and sell complete systems that include our solar panels along with other system components. In North America, our system integrators also incorporate our inverters in their system offerings. OEMs typically incorporate our A-300 solar cells into specialty solar panels designed for specific applications.

We currently work with a small number of key customers who have specific expertise and capabilities in a given market segment or geographic region. As we expand our manufacturing capacity, we anticipate developing additional customer relationships in other markets and geographic regions to decrease our customer concentration and dependence. Conergy AG accounted for approximately 25% and 45% of our total combined revenue in fiscal 2006 and 2005, respectively. Solon AG accounted for approximately 24% and 16% of our total combined revenue in fiscal 2006 and 2005, respectively. PowerLight accounted for 16% of our total combined revenue in fiscal 2006. General Electric and its subcontracting partner, Plexus Corporation, accounted for approximately 10% of our total combined revenue in fiscal 2005. Currently, our largest customers for our solar power products are Conergy AG and Solon AG, our largest customers for our imaging detector products are General Electric and Plexus Corporation and our largest customer for our infrared detector products is Integration Associates, Inc.

PowerLight’s diversified customer base includes industrial, commercial and governmental organizations as well as production home builders. In the U.S., it has completed, or is in the process of completing, projects for Chevron Energy Services, FedEx Corporation, Johnson & Johnson, Lowe’s Corporation, Microsoft Corporation, Toyota Motor Company, the U.S. Navy, the U.S. Postal Service, a wide variety of state and local government agencies and districts and production home builders including Lennar Corporation, Premier Homes, Centex Corporation, The Grupe Company, William Lyon Homes, Standard Pacific Homes, Castle and Cook, Inc., Christopherson Homes, Inc., Community Dynamics, Inc. Davidson Communities, Edenbridge Homes, Victoria Homes, Inc. and Shea Homes.

PowerLight has completed or is in the process of completing over 300 projects of increasing size, with the majority of its recent projects having generating capacities rated in excess of 300 kilowatts. PowerLight’s customers include industrial, commercial and public sector entities, investors, utilities and production home builders. In June 2004, PowerLight completed the installation of a series of such systems in Germany that together represented the largest installed solar power project in the world, rated at over ten megawatts. In June 2006, PowerLight commenced groundbreaking in Serpa, Portugal on an 11 megawatt project on a single site that is expected to be completed in early 2007. For fiscal 2005, approximately half of PowerLight’s U.S. revenue was derived from public sector customers and the other half from the private sector.

Installations in Germany, California and New Jersey accounted for 0%, 33% and 22%, respectively, of PowerLight’s revenues for the nine months ended September 30, 2006 and 14%, 60% and 15% of PowerLight’s revenues, respectively, in fiscal 2005. PowerLight’s customers in the U.S. typically purchase systems rated up to one megawatt to provide electricity for a single facility, and up to three megawatts for multiple facilities. PowerLight has developed long-standing relationships with many of its customers. For the nine months ended September 30, 2006 and in 2005, an estimated 10% and 17%, respectively, of PowerLight’s revenues came from existing customers.

Marketing and Sales

We market and sell SunPower solar power products and detector products worldwide through a direct sales force. We have direct sales personnel or representatives in Germany, Singapore, Switzerland, Korea and the United States. Our marketing programs include conferences and technology seminars, sales training, public relations and advertising. Our sales and marketing group works closely with our research and development and manufacturing groups to align our product development roadmap. Our sales and marketing group also coordinates our product development activities, product launches and ongoing demand and supply planning with our development, operations and sales groups, as well as with our customers, direct sales representatives and distributors. We support our customers through our field application engineering and customer support organizations. Please see Note 15 of the notes to our consolidated financial statements for information regarding our revenue by geographic region.

PowerLight has a direct sales force and sales affiliates in the U.S., Europe and Korea. PowerLight also partners with certain value-added resellers, or VARs, and in Europe, site rights providers. Its VARs include Atersa, S.A., Elecnor, S.A., Chevron Energy and Solar Design Associates. Approximately 73% and 83% of its revenues for the nine months ended September 30, 2006 and for 2005, respectively, were derived through PowerLight’s direct sales force and sales affiliates, with the remainder from VARs. PowerLight provides warranty coverage on systems it sells through its direct sales force, sales affiliates and VARs. To the extent

PowerLight sells through VARs, it may provide system design and support services while the VARs are responsible for construction, maintenance and service.

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

PowerLight’s construction project revenues are based upon executed agreements entered into with customers for the delivery of functioning solar power systems which are generally completed within 6 to 18 months from the date of the agreement. Revenues and related costs are often subject to modification based on change orders issued by the customer or PowerLight, or changes in the estimated construction project costs. Construction project backlog represents the uncompleted portion of construction contracts. Backlog for PowerLight’s product and service sales represents the value of open customer purchase orders for such products and services.

Competition

The market for solar power products is competitive and continually evolving. We expect to face increased competition, which may result in price reductions, reduced margins or loss of market share. We compete with companies such as BP Solar, Evergreen Solar, Mitsubishi, Q-Cells, Suntech Power Holdings, Sanyo, First Solar and Sharp. Many of our competitors have established a stronger market position than ours and have larger resources and recognition than we have. In addition, universities, research institutions and other companies have brought to market alternative technologies such as thin films and concentrators, which may compete with our technology in certain applications. Furthermore, the solar power market in general competes with other sources of renewable energy and conventional power generation.

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

PowerLight’s solar products and services compete against other distributed generation technologies such as micro-turbines, sterling engines and fuel cells. We believe solar power has certain advantages when compared to these other power generating technologies. We believe solar power offers a stable power price compared to utility network power, which typically increases as fossil fuel prices increase. In addition, solar power systems are deployed in many sizes and configurations and do not produce air, water and noise emissions. Most other distributed generation technologies create environmental impacts of some sort. The high up-front cost of solar relative to utility network power, however, is the primary market barrier for on-grid applications.

In the large-scale, on-grid solar power systems market, PowerLight competes directly with a number of companies that manufacture, distribute or install solar power systems. Many of these companies also sell PowerLight’s products in addition to their own or those of other manufacturers. PowerLight’s primary competitors in the U.S. include Arizona Public Service Company, BP Solar International, Inc., a subsidiary of BP p.l.c., Conergy Inc., Dome-Tech Group, Eastwood Energy, EI Solutions, Inc., GE Energy, a subsidiary of General Electric Corporation, Global Solar Energy, Inc., a subsidiary of Solon AG, Power-Fab, Schott Solar, Inc., Solar Integrated Technologies, Inc., SPG Solar, Inc., Sun Edison LLC, SunTechnics Installation & Services, Inc., Thompson Technology Industries, Inc., and WorldWater & Power Corporation. PowerLight’s primary competitors in Europe include Conergy AG (through its subsidiaries AET Alternitive Energie Technik GmbH, SunTechnics Solartechnik GmbH and voltwerk AG), BP Solar, Solon AG, SAG Solarstrom AG, PV-Systemtechnik Gbr, and Taufer Solar GmbH. Other existing and potential competitors in the solar power market include universities and research institutions. PowerLight also expects that future competition will include new entrants to the solar power market offering new technological solutions. Furthermore, PowerLight expects competition to increase, especially as it enters the residential new construction market in the U.S. and other new markets and pursues additional applications for its products and services, which may result in price reductions, reduced margins or loss of market share. Additionally, PowerLight occasionally competes with distributed generation equipment suppliers such as Caterpillar, Inc. and Cummins Inc.

Many of PowerLight’s competitors outside the United States have greater name recognition, a more established distribution network and a larger installed base of customers than PowerLight. In addition, many of PowerLight’s competitors have well-established relationships with PowerLight’s current and potential resellers and their customers and have extensive knowledge of its target markets. As a result, its competitors may be able to devote greater resources to the research, development, promotion and sale of their products and respond more quickly to evolving industry standards and changing customer requirements than PowerLight can. Consolidation or strategic alliances among its competitors may strengthen these advantages and may provide them greater access to customers or new technologies. PowerLight may also face competition from some of its resellers, who may develop products internally that compete with its product and service offerings, or who may enter into strategic relationships with or acquire other existing solar power system providers. To the extent that government funding for research and development grants, customer tax rebates and other programs that promote the use of solar and other renewable forms of energy are limited, PowerLight competes for such funds, both directly and indirectly, with other renewable energy providers and their customers.

The principal elements of competition in the solar systems market include technical expertise, experience, delivery capabilities, diversity of product offerings, price, product performance, quality and reliability, and technical service and support. PowerLight believes that it competes favorably with respect to each of these factors, although it may be at a disadvantage in comparison to larger companies with broader product lines and greater technical service and support capabilities and financial resources. If the PowerLight business cannot compete successfully in the solar systems market, its operating results and financial condition will be adversely affected.

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

As of December 31, 2006, in the United States, excluding PowerLight, we had eight issued patents and 17 patent applications pending. We are co-owners of four additional patents with Honda Giken Kogyo Kabushiki Kaisha. We also have twelve pending applications in foreign jurisdictions. Our issued patents expire between 2013 and 2023. We intend to continue assessing appropriate opportunities for patent protection of those aspects of our technology that we believe provide significant competitive advantages to us, and for licensing opportunities of new technologies relevant to our business.

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

As of December 31, 2006, including the U.S. and foreign countries, PowerLight had a total 61 issued patents and 47 pending patent applications. Pending patent applications or any future patent application may or may not result in a patent being issued with the scope of the claims PowerLight seeks, and issued patents may be challenged, invalidated or declared unenforceable. PowerLight intends to continue to seek patent protection for those aspects of its technology, designs, and methodologies and processes that it believes provide significant competitive advantages. PowerLight’s material patents primarily relate to PowerGuard®, PowerTilt™ and PowerTracker®. PowerLight holds registered trademarks for PowerLight®, PowerGuard®, PowerTracker® and SunTile® in the U.S., registered trademarks for PowerLight® and PowerGuard® in Europe, and pending trademark applications for PowerTilt™ in the U.S. It has not registered, and may not be able to register, these trademarks elsewhere.

PowerLight relies on a combination of copyright, trade secret, trademark and contractual protection to establish and protect its proprietary rights in technologies, designs, methodologies and processes that are not protected by patents. It also typically enters into confidentiality agreements with its employees and consultants. Its policy is to require its customers and partners to enter into confidentiality agreements before it discloses any sensitive aspects of its technology, designs or business plans.

Our precautions may not prevent misappropriation or infringement of our intellectual property, including the intellectual property of PowerLight. Third parties could infringe or misappropriate our patents, copyrights, trademarks, trade secrets and other proprietary rights. Our failure or inability to adequately protect its intellectual property could materially harm its business.

License Agreements Related to PowerTracker®.

In September 2002, PowerLight entered into a Technology Assignment and Services Agreement and other ancillary agreements with Jefferson Shingleton and MaxTracker Services, LLC, a New York limited liability company controlled by Mr. Shingleton. These agreements form the basis for PowerLight’s intellectual property rights in PowerLight’s PowerTracker® products. Under such agreements, as later amended, Mr. Shingleton assigned to PowerLight his MaxTracker™, MaxRack™, MaxRack Ballast™ and MaxClip™ products and all related intellectual property rights. Mr. Shingleton is also obligated to provide consulting services to PowerLight related to such technology until December 31, 2012 and is required to assign to PowerLight any enhancements he makes to the technology while providing such consulting services. Mr. Shingleton retains a first security interest in the patents and patent applications assigned until the earlier of the expiration of the patents, full payment by PowerLight to Mr. Shingleton of all of the royalty obligations under the Technology Assignment and Services Agreement, or the termination ofsuch agreement. In the event of PowerLight’s default under the Technology Assignment and Services Agreement, MaxTracker Services and Mr. Shingleton may terminate the agreements and the related assignments and cause the intellectual property rights assigned to PowerLight to be returned to Mr. Shingleton or MaxTracker Services, including patents related to PowerTracker®. In addition, upon such termination, PowerLight must grant Mr. Shingleton a perpetual, non-exclusive, royalty-free right and license to use, sell and otherwise exploit throughout the world any intellectual property MaxTracker Services or Mr. Shingleton developed during the provision of consulting services to PowerLight. Events of default by PowerLight which could enable Mr. Shingleton or MaxTracker Services to terminate the agreements and the related assignments and cause the intellectual rights assigned to PowerLight to be returned to Mr. Shingleton or MaxTracker Services include the following:

•	If PowerLight files a petition in bankruptcy or equivalent order or petition under the laws of any jurisdiction;

•	If a petition in bankruptcy or equivalent order or petition under the laws of any jurisdiction is filed against PowerLight which is not dismissed within 60 days of such filing;

•	If PowerLight’s assets are assigned for the benefit of creditors;

•	If PowerLight voluntarily or involuntarily dissolves;

•	If PowerLight fails to pay any amount due under the agreements when due and it does not remedy such failure to pay within 10 days of written notice of such failure to pay; or

•

If PowerLight defaults in the performance of any of its material obligations under the agreements when required (other than payment of amounts due under the agreements), and such failure is not remedied within 30 days of written notice to it of such default from Mr. Shingleton or MaxTracker Services. However, if such a default can reasonably be cured after the 30-day period, and PowerLight commences cure of such default within 30-day period and diligently prosecute that cure to completion, such default does not trigger a termination right unless and until PowerLight cease commercially reasonable efforts to cure such default.

In connection with the agreements, PowerLight is obligated to pay Mr. Shingleton royalties on certain products sold by PowerLight until 2012. If PowerLight sublicenses the acquired technology to a third party, it must pay Mr. Shingleton a percentage of any license fees it receives prior to January 1, 2013 and, if in connection with such third party license it receives any royalty fees from the third party licensee, PowerLight must pay Mr. Shingleton the royalty that would have been due had it made such sale directly rather than by such third-party licensee. PowerLight is obligated to make certain minimum royalty and consulting fee payments to Mr. Shingleton each year from 2005 to 2012. In connection with his provision of consulting services, PowerLight also granted Mr. Shingleton an option to acquire shares of PowerLight common stock.

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

Environmental Regulations

SunPower and PowerLight use, generate and discharge toxic, volatile or otherwise hazardous chemicals and wastes in our research and development and manufacturing activities. We are subject to a variety of foreign, federal, state and local governmental laws and regulations related to the purchase, storage, use and disposal of hazardous materials. If we fail to comply with present or future environmental laws and regulations, we could be subject to fines, suspension of production or a cessation of operations. In addition, under some foreign, federal, state and local statutes and regulations, a governmental agency may seek recovery and response costs from operators of property where releases of hazardous substances have occurred or are ongoing, even if the operator was not responsible for the release or otherwise was not at fault.

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

Employees

As of December 31, 2006, SunPower had 1,572 full-time employees, including approximately 1,438 in manufacturing, 45 in research and development, 45 in sales and marketing and 44 in general and administrative. Of these full-time employees, 94 are located in San Jose, California, three are located in Frankfurt, Germany, one is located in Round Rock, Texas, one is located in Singapore, and 1,473 are located in the Philippines. None of our employees is covered by a collective bargaining agreement. Some of our services, including certain information technology, legal, tax, treasury and human resources services, are provided by Cypress pursuant to a master transition services agreement between us and Cypress, as further described in Note 3 of Notes to Consolidated Financial Statements. SunPower has never experienced a work stoppage and we believe relations with our employees are good.

As of December 31, 2006, PowerLight had 187 full-time employees, including 12 employees engaged in research and development, 63 employees in its projects (construction) department, 44 employees in sales and marketing, 15 employees in product assembly and 53 employees in general and administrative. None of

PowerLight’s employees are represented by any collective bargaining agreements. PowerLight has never experienced a work stoppage and believes its employee relations are good.

Available Information

We make available our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or Section 15(d) of the Securities Exchange Act of 1934 free of charge on our website at www.sunpowercorp.com, as soon as reasonably practicable after they are electronically filed or furnished to the Securities and Exchange Commission (“SEC”). Additionally, copies of materials filed by us with the SEC may be accessed at the SEC’s Public Reference Room at 450 Fifth Street, Washington, D.C. or at http://www.sec.gov. For information about the SEC’s Public Reference Room, the public may contact 1-800-SEC-0330. The contents of our website are not incorporated into, or otherwise to be regarded as a part of, this Annual Report on Form 10-K.

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

Risks Related to Our Recent Merger with PowerLight

Although we expect the Merger to be beneficial for us, such benefits may not be realized because of integration difficulties or other challenges.

On January 10, 2007, we completed our previously announced merger, or the Merger, with PowerLight Corporation. PowerLight has global operations that will need to be integrated successfully in order for us to realize the benefits anticipated from the Merger. Realizing these benefits will require the meshing of technology, operations and personnel of SunPower and PowerLight into a single organization. We expect the integration to be a complex, time-consuming and expensive process that, even with proper planning and implementation, could cause significant disruption. The challenges that we may face include, but are not limited to, the following:

•	consolidating operations, including rationalizing corporate information technology and administrative infrastructures;

•	our management gaining sufficient experience with technologies and markets in which the PowerLight business is involved, which may be necessary to successfully operate and integrate the business;

•	coordinating sales and marketing efforts between the two companies:

•	overcoming any perceived adverse changes in business focus or model;

•	realizing synergies necessary to meet our long-term margin targets, given PowerLight’s historical margins;

•	coordinating and harmonizing research and development activities to accelerate introduction of new products and technologies with reduced cost;

•	preserving customer, supplier, distribution and other important relationships of SunPower and PowerLight and resolving any potential conflicts that may arise;

•	retaining key employees and maintaining employee morale;

•	addressing differences in the business cultures of SunPower and PowerLight;

•

coordinating and combining operations, relationships and facilities outside of the United States, which may be subject to additional constraints imposed by geographic distance, local laws and regulations; and

•	creating a consolidated internal control over financial reporting structure so that we and our independent auditors can report on the effectiveness of our internal controls over financial reporting.

We may not be able to successfully integrate the operations of PowerLight in a timely manner, or at all. In addition, we may not realize the anticipated benefits and synergies of the Merger to the extent or when anticipated. Even if the integration of SunPower’s and PowerLight’s operations, products and personnel is successful, it may place a significant burden on our management resources. The diversion of management’s attention and any difficulties encountered in the transition and integration process could harm our business, financial condition and operating results.

The completion of the Merger could cause certain solar cell and panel suppliers to reduce or terminate their business relationship with our PowerLight business, which could adversely affect the ability of our PowerLight business to meet customer demand for its solar power systems and materially adversely affect our results of operations and financial condition.

As a result of the Merger, we now directly compete with certain suppliers of solar cells and panels to our PowerLight business. As a result, the Merger could cause one or more solar cell and panel suppliers to reduce or terminate their business relationship with our PowerLight business. After the Merger closed, we discontinued our purchasing relationship with one supplier, which was supplying panels to PowerLight under a purchase order relationship. This supplier will not supply solar panels to PowerLight beyond the first quarter of 2007. Other reductions or terminations, which may be significant, could occur. Any such reductions or terminations could adversely affect the ability of our PowerLight business to meet customer demand for its solar power systems, and materially adversely affect its results of operations and financial condition, which would likely materially adversely affect our results of operations and financial condition.

We will use commercially reasonable efforts to replace any lost solar cells or panels with our own inventory to mitigate the impact on the PowerLight business. However, such replacements may not be sufficient to fully address solar supply shortfalls experienced by our PowerLight business, and in any event could negatively impact our revenue and earnings as it forgoes selling such inventory to third parties.

The completion of the Merger could cause our customers to reduce or terminate their business relationship with us, which could adversely affect our ability to distribute our products and materially adversely affect our results of operations and financial condition.

PowerLight directly competes, as a distributor of solar panels and systems, with many of our customers. For instance, both Conergy AG and Solon AG, two of our largest customers, actively compete with our PowerLight business in the large-scale solar power plant market. The completion of the Merger could cause these customers to be concerned that we will reduce our level of business with them and perform a significant portion of our integration activities through our PowerLight business, thereby competing with certain of our customers. As a result, customers might reduce or terminate their business relationships with us, making it more difficult for us to sell our products and expand our business. Any such outcome could have a material adverse effect on our revenue and earnings.

We may be harmed by liabilities arising out of our acquisition of PowerLight and the indemnity they have agreed to provide may be insufficient to compensate us for these damages.

PowerLight has made representations and warranties to us in the Merger agreement, including those relating to the accuracy of its financial statements, the absence of litigation and environmental matters and the consents needed to transfer permits, licenses and third-party contracts in connection with our acquisition of PowerLight. To the extent that we are harmed by a breach of these representations and warranties, PowerLight’s stockholders have agreed to indemnify us for monetary damages from an escrowed proceeds account. In most cases we are required to absorb approximately the first $2.4 million before we are entitled to indemnification. The escrowed proceeds account is limited to $19.7 million in cash and 840,000 shares of our class A common stock, of which approximately one-half of the original escrow will be released (less any pending claims) at the first anniversary of the closing date. Our rights to recover damages under several provisions of the Merger agreement will also expire on the first anniversary of the closing date. After the first anniversary of the closing date we will be entitled to recover only limited types of losses, and our recovery will be limited to the amount available in the escrow fund at the time of a claim. The amount available in the escrow fund will be progressively reduced to zero over the period from the first to the fifth anniversaries of the closing date. We may incur liabilities from this acquisition which are not covered by the representations and warranties set forth in the agreement or which are non-monetary in nature. Consequently, our acquisition of PowerLight may expose us to liabilities for which we are not entitled to indemnification or our indemnification rights are insufficient.

PowerLight will need to obtain certain regulatory and third-party consents as a result of the Merger and, if it cannot obtain these consents, PowerLight’s and/or SunPower’s business may be harmed.

PowerLight is currently attempting to obtain certain regulatory and third-party consents which are triggered upon a change of control. If PowerLight is unable to do so, it may be forced to renegotiate these agreements or be exposed to regulatory sanctions. There can be no assurance that PowerLight will be able to obtain any required regulatory approvals or renegotiate or to negotiate new agreements on favorable terms, or at all.

We expect to continue to incur significant costs in connection with the Merger.

We expect our direct transaction costs of will total approximately $3.0 million in connection with the Merger, which costs will be capitalized as purchase price. We believe that we will also incur charges to operations during 2007 to reflect the costs of integrating the two companies, but cannot reasonably estimate those costs at this time. There can be no assurance that we will not incur additional material charges in subsequent quarters to reflect additional costs associated with the Merger.

Charges to earnings resulting from the application of the purchase method of accounting to the Merger may adversely affect the market value of our class A common stock.

In accordance with generally accepted accounting principles in the United States, or U.S. GAAP, we are accounting for the Merger using the purchase method of accounting, which may require an increase in the value of intangible assets and inventory to their respective fair values. Further, a portion of the purchase price paid in the Merger has been allocated to in-process research and development. These purchase accounting adjustments may result in material recurring and nonrecurring charges to earnings that could have a material adverse effect on the market value of our class A common stock. Under the purchase method of accounting, we will allocate the total purchase price to PowerLight’s net tangible assets and intangible assets based on their fair values as of the date of completion of the Merger and record the excess of the purchase price over those fair values as goodwill. We will incur amortization expense over the useful lives of amortizable intangible assets acquired in connection with the Merger. In addition, to the extent the value of goodwill and long lived assets becomes impaired, we may be required to incur material charges relating to the impairment of those assets. Further, we may be impacted by nonrecurring charges related to reduced gross profit margins from the requirement to adjust PowerLight’s inventory to fair value. Finally, we will incur ongoing compensation charges associated with assumed options, equity held by employees of PowerLight and subjected to equity restriction agreements, and restricted stock granted to employees of our PowerLight business. We estimate that these charges will aggregate approximately $37 million in each of 2007 and 2008 and lesser amounts in the succeeding two years. Any of the foregoing charges could have a material impact on our results of operations.

Risks Related to Our Business

SunPower and PowerLight share several risk factors common to both businesses. The following provides an integrated discussion of risk factors for SunPower and PowerLight. Where appropriate, the title heading to the risk factor indicates the business to which the risk relates.

The solar power industry is currently experiencing an industry-wide shortage of polysilicon. The prices that we pay for polysilicon have increased recently and we expect prices to remain at or above current levels for the foreseeable future, which may constrain the revenue growth and decrease gross margins and profitability for SunPower and PowerLight.

Polysilicon is an essential raw material in our production of photovoltaic, or solar, cells and also in the solar cells and modules used by our PowerLight business to produce solar power systems. Polysilicon is created by refining quartz or sand. Polysilicon is melted and grown into crystalline ingots by companies specializing in ingot growth. We procure silicon ingots from these suppliers on a contractual basis and then slice these ingots into wafers. We also purchase wafers and polysilicon from third-party vendors. The ingots are sliced and the wafers are processed into solar cells in our Philippines manufacturing facility.

There is currently an industry-wide shortage of polysilicon, which has resulted in significant price increases. We expect that the average price of polysilicon will continue to increase. Increases in polysilicon prices have in the past increased our manufacturing costs and may impact our manufacturing costs and net income in the future. As demand for solar cells has increased, many of our principal competitors have announced plans to add additional manufacturing capacity. As this manufacturing capacity becomes operational, it will increase the demand for polysilicon and further exacerbate the current shortage. Polysilicon is also used in the semiconductor industry generally and any increase in demand from that sector will compound the shortage. The production of polysilicon is capital intensive and adding additional capacity requires significant lead time. While we are aware that several new facilities for the manufacture of polysilicon are under construction, we do not believe that the supply imbalance will be remedied in the near term. We expect that polysilicon demand will continue to outstrip supply throughout 2007 and potentially for a longer period.

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

There are a limited number of polysilicon suppliers. Many of our competitors also purchase polysilicon from our suppliers. Since we have only been purchasing polysilicon in bulk for slightly more than one year, which is a shorter period than our competitors, these other competitors have longer and perhaps stronger relationships with our suppliers than we do. Many of them also have greater buying power than we do. Some of our competitors also have inter-locking board members with their polysilicon suppliers or have entered into joint ventures with their suppliers. Additionally, a substantial amount of our future polysilicon requirements are expected to be sourced by new suppliers that have not yet proven their ability to manufacture large volumes of polysilicon. In some cases we expect that new entrants will provide us with polysilicon and ingots. The failure of these new entrants to produce adequate supplies of polysilicon and/or ingots in the quantities and quality we require could adversely affect our ability to grow production volumes and revenues and could also result in a decline in our gross profit margin. Since we have committed to significantly increase our manufacturing output, an inadequate supply of polysilicon would harm us more than it would harm many of our competitors.

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

A limited number of the customers of SunPower and PowerLight are expected to continue to comprise a significant portion of our revenues and any decrease in revenue from these customers could have an adverse effect on us.

Even though our customer base is expected to increase and our revenue streams to diversify as a result of the Merger, a large portion of our net revenues will likely continue to depend on sales to a limited number of customers. Inclusive of sales to PowerLight, during 2006, sales to our top three customers accounted for 65% of our revenues. Currently, our largest customers for our solar power products are Conergy AG, or Conergy, and Solon AG, or Solon. Conergy accounted for approximately 25% of our revenue for 2006. Solon accounted for approximately 24% of our revenue for 2006. PowerLight accounted for approximately 16% of our revenue for 2006. The loss of sales to any of these customers would have a significant negative impact on our business. Our agreements with these customers may be cancelled if we fail to meet certain product specifications or materially breach the agreement or in the event of bankruptcy, and our customers may seek to renegotiate the terms of current agreements or renewals. Most of the solar panels we sell to the European market are sold through our agreement with Conergy, and we may enter into similar agreements in the future.

We currently sell to a relatively small number of customers, and we expect our operating results will likely continue to depend on sales to a relatively small number of customers for the foreseeable future, as well as the ability of these customers to sell solar power products that incorporate our solar cells. Our customer relationships have been developed over a short period of time and are generally in their preliminary stages. We cannot be certain that these customers will generate significant revenue for us in the future or if these customer relationships will continue to develop. If our relationships with our other customers do not continue to develop, we may not be able to expand our customer base or maintain or increase our revenue. This is exacerbated by our current manufacturing constraints for solar cells which limit our ability to sell to other customers and our contractual arrangements which require us to sell part of our future output to Conergy and Solon. In addition, our business is affected by competition in the market for the end products that each of Conergy and Solon sell, and any decline in their business could harm our business and cause our revenue to decline.

SunPower and PowerLight’s operating results will be subject to fluctuations and are inherently unpredictable; if we fail to meet the expectations of securities analysts or investors, our stock price may decline significantly.

Our quarterly revenue and operating results will be difficult to predict and SunPower’s and PowerLight’s results have in the past fluctuated from quarter to quarter. It is possible that our operating results in some quarters will be below market expectations. Our quarterly operating results will be affected by a number of factors, including:

•	the average selling price of SunPower’s solar cells and panels and imaging detectors and our PowerLight business’ solar power systems;

•	the availability and pricing of raw materials, particularly polysilicon;

•

the availability, pricing and timeliness of delivery of raw materials and components, particularly solar panels and balance of systems components, including steel, necessary for our PowerLight business’ solar power systems to function;

•	the rate and cost at which we are able to expand our manufacturing and product assembly capacity to meet customer demand, including costs and timing of adding personnel;

•	the amount and timing of sales of our PowerLight business’ systems, especially medium and large-scale projects, which may individually cause severe fluctuations in our revenue;

•	our ability to meet project completion schedules and the corresponding revenue impact under the percentage-of-completion method of recognizing revenue for projects of our PowerLight business;

•	construction cost overruns, including those associated with the introduction of new products;

•	the impact of seasonal variations in demand and/or revenue recognition linked to construction cycles and weather conditions;

•	timing, availability and changes in government incentive programs;

•	unplanned additional expenses such as manufacturing failures, defects or downtime;

•	acquisition and investment related costs;

•	unpredictable volume and timing of customer orders, some of which are not fixed by contract but vary on a purchase order basis;

•	the loss of one or more key customers or the significant reduction or postponement of orders from these customers;

•	geopolitical turmoil within any of the countries in which we operate or sell products;

•	foreign currency fluctuations, particularly in the Euro, Philippine peso or South Korean won;

•	the effect of currency hedging activities;

•	our ability to establish and expand customer relationships;

•	changes in our manufacturing costs;

•	changes in the relative sales mix of our solar cells, solar panels and imaging detectors;

•	the availability, pricing and timeliness of delivery of other products, such as inverters necessary for our solar power products to function;

•	our ability to successfully develop, introduce and sell new or enhanced solar power products in a timely manner, and the amount and timing of related research and development costs;

•	the timing of new product or technology announcements or introductions by our competitors and other developments in the competitive environment;

•	the willingness of competing solar cell and panel suppliers to continue product sales to our PowerLight business;

•	increases or decreases in electric rates due to changes in fossil fuel prices or other factors; and

•	shipping delays.

We will base our planned operating expenses in part on our expectations of future revenue, and a significant portion of our expenses will be relatively fixed in the short term. If revenue for a particular quarter is lower than we expect, we likely will be unable to proportionately reduce our operating expenses for that quarter, which would harm our operating results for that quarter. This may cause us to miss analysts’ guidance or any future guidance announced by us. If we fail to meet or exceed analyst or investor expectations or our own future guidance, even by a small amount, our stock price could decline, perhaps substantially.

SunPower has four solar cell production lines which are located in our manufacturing facilities in the Philippines, and if we experience interruptions in the operation of these production lines or are unable to add additional production lines, it would likely result in lower revenue and earnings than anticipated.

SunPower currently operates four solar cell manufacturing lines which are located at our manufacturing facilities in the Philippines. If our current or future production lines were to experience any problems or downtime, including those caused by intermittent electricity supply at our Philippines facilities, we would be unable to meet our production targets and our business would suffer. If any piece of equipment were to break down or experience downtime, it could cause our production lines to go down. We have recently acquired a second solar cell manufacturing facility nearby our existing facility in the Philippines. This expansion has required and will continue to require significant management attention, a significant investment of capital and substantial engineering expenditures and is subject to significant risks including:

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

If we experience any of these or similar difficulties, we may be unable to complete the addition of new production lines on schedule in order to expand our manufacturing facilities and our manufacturing capacity could be substantially constrained. If this were to occur, our per-unit manufacturing costs would increase, we would be unable to increase sales as planned and our earnings would likely be materially impaired.

SunPower has recently established a captive solar panel assembly factory, and, if this panel manufacturing factory is unable to produce high quality solar panels at commercially reasonable costs, our revenue growth and gross margin could be adversely affected.

SunPower has constructed a new 30 megawatt automated solar panel assembly factory in the Philippines. This factory commenced commercial production during the fourth quarter of 2006. Much of the manufacturing equipment and technology in this factory is new and unproven in volume production of solar panels. In the event that this factory is unable to ramp production with commercially reasonable yields and competitive production costs, our anticipated revenue growth and gross margin will be adversely affected.

If SunPower does not achieve satisfactory yields or quality in manufacturing our solar cells, our sales could decrease and our relationships with our customers and our reputation may be harmed.

The manufacture of solar cells is a highly complex process. Minor deviations in the manufacturing process can cause substantial decreases in yield and in some cases, cause production to be suspended or yield no output. SunPower has from time to time experienced lower than anticipated manufacturing yields. This often occurs during the production of new products or the installation and start-up of new process technologies or equipment. For example, we recently acquired a building to house our second solar cell manufacturing facility near our existing facility. As we expand our manufacturing capacity and bring additional lines or facilities into production, we may experience lower yields initially as is typical with any new equipment or process. We also expect to experience lower yields as we continue the initial migration of our manufacturing processes to thinner wafers. If we do not achieve planned yields, our product costs could increase, and product availability would decrease resulting in lower revenues than expected.

Existing regulations and policies and changes to these regulations and policies may present technical, regulatory and economic barriers to the purchase and use of solar power products, which may significantly reduce demand for SunPower and PowerLight products.

The market for electricity generation products is heavily influenced by foreign, U.S. federal, state and local government regulations and policies concerning the electric utility industry, as well as policies promulgated by electric utilities. These regulations and policies often relate to electricity pricing and technical interconnection of customer-owned electricity generation. In the U.S. and in a number of other countries, these regulations and policies are being modified and may continue to be modified. Customer purchases of, or further investment in the research and development of, alternative energy sources, including solar power technology, could be deterred by these regulations and policies, which could result in a significant reduction in the potential demand for the solar power products of SunPower and PowerLight. For example, without a regulatory mandated exception for solar power systems, utility customers are often charged interconnection or standby fees for putting distributed power generation on the electric utility network. These fees could increase the cost to our customers of using our solar power products and make them less desirable, thereby harming our business, prospects, results of operations and financial condition.

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

The reduction or elimination of government and economic incentives could cause revenue to decline for SunPower and PowerLight.

We believe that the near-term growth of the market for on-grid applications, where solar power is used to supplement a customer’s electricity purchased from the utility network or sold to a utility under tariff, depends in large part on the availability and size of government and economic incentives. Because a majority of sales for SunPower and PowerLight are in the on-grid market, the reduction or elimination of government and economic incentives may adversely affect the growth of this market or result in increased price competition, both of which could cause our revenue to decline.

Today, the cost of solar power exceeds retail electric rates in many locations. As a result, federal, state and local government bodies in many countries, most notably Germany, Japan, Spain, Italy, Portugal, South Korea and the United States, have provided incentives in the form of feed-in tariffs, rebates, tax credits and other incentives to end users, distributors, system integrators and manufacturers of solar power products to promote the use of solar energy in on-grid applications and to reduce dependency on other forms of energy. These government economic incentives could be reduced or eliminated altogether. For example, Germany has been a strong supporter of solar power products and systems and political changes in Germany could result in significant reductions or eliminations of incentives, including the reduction of feed-in tariffs more rapidly than required by current law. Some solar program incentives expire, decline over time, are limited in total funding or require renewal of authority. Net metering and other operational policies in California, Japan or other markets could limit the amount of solar power installed there. Reductions in, or eliminations or expirations of, governmental incentives could result in decreased demand for and lower revenue from our products. Changes in the level or structure of a renewable portfolio standard could also result in decreased demand for and lower revenue from our products.

Changes in tax laws or fiscal policies may decrease the return on investment for customers of our PowerLight business, and for certain investors in its projects, which could decrease demand for its products and services and harm its business.

In the nine months ended September 30, 2006, 22% of PowerLight’s revenues were derived from sales of solar power systems to companies formed to develop and operate solar power generation facilities. Such companies have been formed by third party investors with some frequency in the United States, Germany, Spain, South Korea and Portugal, as these investors seek to benefit from government mandated feed-in tariffs and similar legislation. PowerLight’s business depends in part on the continuing formation of such companies and the potential revenue source they represent. In deciding whether to form and invest in such companies, potential investors weigh a variety of considerations, including their projected return on investment. Such projections are based on current and proposed federal, state and local laws, particularly tax legislation. Changes to these laws, including amendments to existing tax laws or the introduction of new tax laws, tax court rulings as well as changes in administrative guidelines, ordinances and similar rules and regulations could result in different tax assessments and may adversely affect an investor’s projected return on investment, which could have a material adverse effect on PowerLight’s business and results of operations.

Problems with product quality or product performance, including defects, in our solar cells could result in a decrease in customers and revenue, unexpected expenses and loss of market share for SunPower and PowerLight.

SunPower’s solar cells are complex and must meet stringent quality requirements. Products as complex as ours may contain undetected errors or defects, especially when first introduced. For example, our solar cells and solar panels may contain defects that are not detected until after they are shipped or are installed because we cannot test for all possible scenarios. These defects could cause us to incur significant re-engineering costs, divert the attention of our engineering personnel from product development efforts and significantly affect our customer relations and business reputation. If we deliver solar cells or solar panels with errors or defects, or if there is a perception that our solar cells or solar panels contain errors or defects, our credibility and the market acceptance and sales of our solar power products could be harmed. Similarly, if PowerLight delivers solar cells or panels with errors or defects, including cells or panels of third party manufacturers, or if there is a perception that such solar cells or solar panels contain errors or defects, PowerLight’s credibility and the market acceptance and sales of its solar power systems could be harmed.

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

Since our SunPower solar panels cannot be tested for the duration of our standard 25-year warranty period, we may be subject to unexpected warranty expense; if SunPower or PowerLight is subject to warranty and product liability claims, such claims could adversely affect our business and results of operations.

SunPower’s current standard product warranty for our solar panels includes a 10-year warranty period for defects in material and workmanship and a 25-year warranty period for declines in power performance as well as a one-year warranty on the functionality of our solar cells. We believe our warranty periods are consistent with industry practice. Due to the long warranty period and our proprietary technology, we bear the risk of extensive warranty claims long after we have shipped product and recognized revenue. SunPower has sold solar cells only since late 2004. Any increase in the defect rate of our products would cause us to increase the amount of warranty reserves and have a corresponding negative impact on our results. Although we conduct accelerated testing of our solar cells and have several years of experience with our all back contact cell architecture, our solar panels have not and cannot be tested in an environment simulating the 25-year warranty period. In the second quarter of 2006, we increased our estimated warranty provision rate, which increased our warranty reserve by approximately $1.0 million. This change in estimate was based on results of recent testing that simulates adverse environmental conditions and potential failure rates our solar panels could experience during their 25-year warranty period. As a result of the foregoing, we may be subject to unexpected warranty expense, which in turn would harm our financial results.

Like other retailers, distributors and manufacturers of products that are used by consumers, we face an inherent risk of exposure to product liability claims in the event that the use of the solar power products into which our solar cells and solar panels are incorporated results in injury. Our PowerLight business may be subject to warranty and product liability claims in the event that its solar power systems fail to perform as expected or if a failure of its solar power systems results, or is alleged to result, in bodily injury, property damage or other damages. Since our solar power products are electricity producing devices, it is possible that our products could result in injury, whether by product malfunctions, defects, improper installation or other causes. In addition, since we only began selling our solar cells and solar panels in late 2004 and the products we are developing incorporate new technologies and use new installation methods, we cannot predict whether or not product liability claims will be brought against us in the future or the effect of any resulting negative publicity on our business. Moreover, we may not have adequate resources in the event of a successful claim against us. We have evaluated the potential risks we face and believe that we have appropriate levels of insurance for product liability claims. We rely on our general liability insurance to cover product liability claims and have not obtained separate product liability insurance. However, a successful warranty or product liability claim against us that is not covered by insurance or is in excess of our available insurance limits could require us to make significant payments of damages. In addition, quality issues can have various other ramifications, including delays in the recognition of revenue, loss of revenue, loss of future sales opportunities, increased costs associated with repairing or replacing products, and a negative impact on our goodwill and reputation, which could also adversely affect our business and operating results. Our PowerLight business’ exposure to warranty and product liability claims is expected to increase significantly in connection with its planned expansion into the new home development market.

Warranty and product liability claims may result from defects or quality issues in certain third party technology and components that our PowerLight business incorporates into its solar power systems, particularly solar cells and panels, over which it has no control. While its agreements with its suppliers generally include warranties, such provisions may not fully compensate us for any loss associated with third-party claims caused by defects or quality issues in such products. In the event we seek recourse through warranties, we will also be dependent on the creditworthiness and continued existence of the suppliers to our PowerLight business.

Our PowerLight business’ current standard warranty differs by geography and end-customer application and includes either a one-, two- or five-year comprehensive parts and workmanship warranty, after which the customer may typically extend the period covered by its warranty for an additional fee. Due to the warranty period, our PowerLight business bears the risk of extensive warranty claims long after it has completed a project and recognized revenues. Future product failures could cause our PowerLight business to incur substantial expenses to repair or replace defective products. While our PowerLight business generally passes through manufacturer warranties it receives from its suppliers to its customers, it is responsible for repairing or replacing any defective parts during its warranty period, often including those covered by manufacturers warranties. If the manufacturer disputes or otherwise fails to honor its warranty obligations, our PowerLight business may be required to incur substantial costs before it is compensated, if at all, by the manufacturer. Furthermore, the PowerLight business’ warranties may exceed the period of any warranties from the PowerLight business’ suppliers covering components included in its systems, such as inverters.

In February 2004, one of PowerLight’s major panel suppliers at the time, AstroPower, Inc., filed for bankruptcy. PowerLight had installed systems incorporating over 30,000 AstroPower panels, and approximately 27,000 of these panels incorporated into systems that are still under warranty by it. The majority of these warranties expire by 2008, and all expire by 2010. While PowerLight has not experienced a significant number of warranty or other claims related to installed AstroPower panels, it may in the future incur significant unreimbursable expenses in connection with the repair or replacement of these panels, which could have a material adverse effect on our business and results of operations. In addition, another major supplier of solar panels notified PowerLight of a product defect that may affect a substantial number of panels installed by PowerLight during the period 2002 through September 2006. If the supplier does not perform its contractual obligations to remediate the defective panels, we will be exposed to those costs it would incur under the warranty with its customers.

SunPower incurred losses from inception through 2005 and SunPower and PowerLight may not be able to generate sufficient revenue in the future to achieve or sustain profitability.

SunPower incurred net losses from inception through 2005 and at December 31, 2006 we had an accumulated deficit of approximately $32.0 million. To maintain our profitability, SunPower and PowerLight will need to generate and sustain higher revenue while maintaining reasonable cost and expense levels. We do not know if our revenue will grow, or if it will grow sufficiently to outpace our expenses, which we expect to increase as we expand our manufacturing capacity. We may not be able to sustain or increase profitability on a quarterly or an annual basis. If we do not sustain profitability or otherwise meet the expectations of securities analysts or investors, the market price of our common stock will likely decline.

SunPower and PowerLight will continue to be dependent on a limited number of third-party suppliers for key components for our products, which could prevent us from delivering our products to our customers within required timeframes, which could result in installation delays, cancellations, liquidated damages and loss of market share.

In addition to SunPower’s reliance on a small number of suppliers for its solar cells and panels, PowerLight relies on third-party suppliers for key components for its solar power systems, such as inverters that convert the direct current electricity generated by solar panels into alternating current electricity usable by the customer. For the year ended December 31, 2006, one supplier accounted for most of PowerLight’s inverter purchases for domestic projects, one supplier accounted for most of its inverter purchases for European projects and one supplier accounted for all of the inverter purchases for its Asia projects. In addition, one vendor supplies all of the foam required to manufacture PowerLight’s PowerGuard ® roof system.

If SunPower or PowerLight fails to develop or maintain our relationships with our limited suppliers, we may be unable to manufacture our products or our products may be available only at a higher cost or after a long delay, which could prevent us from delivering our products to our customers within required timeframes and we may experience order cancellation and loss of market share. To the extent the processes that our suppliers use to manufacture components are proprietary, we may be unable to obtain comparable components from alternative suppliers. The failure of a supplier to supply components in a timely manner, or to supply components that meet our quality, quantity and cost requirements, could impair our ability to manufacture our products or decrease their costs. If we cannot obtain substitute materials on a timely basis or on acceptable terms, we could be prevented from delivering our products to our customers within required timeframes, which could result in installation delays, cancellations, liquidated damages and loss of market share, any of which could have a material adverse effect on our business and results of operations.

Any firm commitment supply agreements with solar panel manufacturers could result in insufficient or excess inventory in the PowerLight business.

PowerLight recently attempted to address the solar cell and panel shortage by negotiating certain multi-year contractual commitments from suppliers. Under such agreements, it is generally required to purchase a specified number of solar cells or panels at fixed prices. Our PowerLight business’ failure to satisfy its purchase obligations may result in substantial liquidated or other damages that we will be required to pay these suppliers. PowerLight did not obtain, and we do not intend to obtain, contracts or commitments from customers for products incorporating solar panels prior to the negotiation of such firm commitment contracts. Instead, PowerLight relies on its long-term internal forecasts to determine the timing of its production schedules and the volume and mix of its products to be manufactured, including the estimated number of solar panels needed. The level and timing of orders placed by customers may vary for many reasons. As a result, at any particular time, we may have insufficient or excess inventory, and incur liquidated or other damages with suppliers to our PowerLight business for failure to satisfy its purchase obligations, any of which could have a material adverse effect on our business and results of operations. In addition, if we enter into long-term solar panel purchase commitments, due to the rapid pace of technological advancements in the solar power industry, we increase our risk of obsolescence of products that we have agreed to purchase over extended periods.

Acquisitions of other companies or investments in joint ventures with other companies by SunPower or PowerLight could adversely affect our operating results, dilute our stockholders’ equity, or cause us to incur additional debt or assume contingent liabilities.

To increase our business and maintain our competitive position, we may acquire other companies or engage in joint ventures in the future. Acquisitions and joint ventures involve a number of risks that could harm our business and result in the acquired business or joint venture not performing as expected, including:

•	insufficient experience with technologies and markets in which the acquired business is involved, which may be necessary to successfully operate and integrate the business;

•	problems integrating the acquired operations, personnel, technologies or products with the existing business and products;

•	diversion of management time and attention from the core business to the acquired business or joint venture;

•	potential failure to retain key technical, management, sales and other personnel of the acquired business or joint venture;

•	difficulties in retaining relationships with suppliers and customers of the acquired business, particularly where such customers or suppliers compete with us; and

•	subsequent impairment of the acquired assets, including intangible assets.

We may decide that it is in its best interests to enter into acquisitions or joint ventures that are dilutive to earnings per share or that negatively impact margins as a whole. In addition, acquisitions or joint ventures could require investment of significant financial resources and require us to obtain additional equity financing, which may dilute our stockholders’ equity, or require us to incur additional indebtedness.

To the extent that we invest in upstream suppliers or downstream channel capabilities, we may experience competition or channel conflict with certain of our existing and potential suppliers and customers. Specifically, existing and potential suppliers and customers may perceive that we are competing directly with them by virtue of such investments and may decide to reduce or eliminate their supply volume to us or order volume from us. In particular, any supply reductions from our polysilicon, ingot or wafer suppliers could materially reduce manufacturing volume.

SunPower and PowerLight have significant international activities and customers, and plan to continue these efforts, which subject us to additional business risks, including logistical complexity, political instability and currency fluctuations.

For fiscal year ended December 31, 2006, a substantial portion of our sales were made to customers outside of the United States. SunPower currently has four solar cell production lines in operation, which are located at our manufacturing facility in the Philippines. In addition, a majority of our assembly functions have historically been conducted by a third-party subcontractor in China. PowerLight has historically had significant sales in Germany, Portugal and Spain. Risks we face in conducting business internationally include:

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

Specifically, SunPower faces risks associated with political and economic instability and civil unrest in the Philippines. In addition, in the Asia/Pacific region generally, we face risks associated with a recurrence of SARS, tensions between countries in that region, such as political tensions between China and Taiwan, the ongoing discussions with North Korea regarding its nuclear weapons program, potentially reduced protection for intellectual property rights, government-fixed foreign exchange rates, relatively uncertain legal systems and developing telecommunications infrastructures. In addition, some countries in this region, such as China, have adopted laws, regulations and policies which impose additional restrictions on the ability of foreign companies to conduct business in that country or otherwise place them at a competitive disadvantage in relation to domestic companies.

In addition, although base wages are lower in the Philippines than in the United States, wages for SunPower’s employees in the Philippines are increasing, which could result in increased costs to employ our manufacturing engineers. As of December 31, 2006, approximately 94% of SunPower’s employees were located in the Philippines. We also are faced with competition in the Philippines for employees, and we expect this competition to increase as additional solar companies enter the market and expand their operations. In particular, there may be limited availability of qualified manufacturing engineers. We have benefited from an excess of supply over demand for college graduates in the field of engineering in the Philippines. If this favorable imbalance changes due to increased competition, it could affect the availability or cost of qualified employees, who are critical to our performance. This could increase our costs and turnover rates.

A significant portion of the operations for SunPower and PowerLight occur outside the United States. Currency fluctuations in the Euro, Philippine peso or the South Korean won relative to the U.S. dollar could decrease revenue or increase its expenses.

During the twelve months ended December 31, 2006, approximately 68% of SunPower’s total revenue, including sales to PowerLight, was generated outside the United States. We presently have currency exposure arising from sales, capital equipment purchases, prepayments and customer advances denominated in foreign currencies. A majority of SunPower’s total revenue is denominated in Euros, including fixed price agreements with Conergy and Solon, and a significant portion is denominated in U.S. dollars, while a portion of SunPower’s costs are incurred and paid in Euros and a smaller portion of SunPower’s expenses are paid in Philippine pesos and Japanese yen. In addition, SunPower’s prepayment to Wacker-Chemie AG, a polysilicon supplier to SunPower, and SunPower’s customer advances from Solon are denominated in Euros. For the nine months ended September 30, 2006 and in 2005 approximately 34% and 19%, respectively, of PowerLight’s total revenue was generated outside the U.S. PowerLight presently has currency exposure arising from both sales and purchases denominated in foreign currencies. A large portion of PowerLight’s total revenue is denominated in Euros, and a significant portion of its costs are incurred and paid in Euros.

SunPower and PowerLight are exposed to the risk of a decrease in the value of the Euro relative to the U.S. dollar, which would decrease our total revenue. Changes in exchange rates between foreign currencies and the U.S. dollar may adversely affect our operating margins. For example, if these foreign currencies appreciate against the U.S. dollar, it will make it more expensive in terms of U.S. dollars to purchase inventory or pay expenses with foreign currencies. In addition, currency devaluation can result in a loss to us if we hold deposits of that currency as well as make our products, which are usually purchased with U.S. dollars, relatively more expensive than products manufactured locally. An increase in the value of the U.S. dollar relative to foreign currencies could make our solar cells more expensive for international customers, thus potentially leading to a reduction in our sales and profitability. Furthermore, many of our competitors will be foreign companies that could benefit from such a currency fluctuation, making it more difficult for us to compete with those companies. We currently conduct hedging activities, which involve the use of currency forward contracts. We cannot predict the impact of future exchange rate fluctuations on our business and operating results. In the past, we have experienced an adverse impact on our total revenue and profitability as a result of foreign currency fluctuations.

SunPower’s current tax holidays in the Philippines will expire within the next several years.

SunPower currently benefits from income tax holiday incentives in the Philippines pursuant to our Philippine subsidiary’s registrations with the Board of Investments and Philippine Economic Zone Authority, which provide that we pay no income tax in the Philippines for four years pursuant to our Board of Investments non-pioneer status and Philippine Economic Zone Authority registrations, and six years pursuant to our Board of Investments pioneer status registration. Our current income tax holidays expire in 2010, and we intend to apply for extensions. However, these tax holidays may or may not be extended. We believe that as our Philippine tax holidays expire, (a) gross income attributable to activities covered by our Philippine Economic Zone Authority registrations will be taxed at a 5% preferential rate, and (b) our Philippine net income attributable to all other activities will be taxed at the statutory Philippine corporate income tax rate of 32%. As of yet no tax benefit has been realized from the income tax holiday due to operating losses in the Philippines.

Neither SunPower nor PowerLight may be able to increase or sustain our recent growth rate, and we may not be able to manage our future growth effectively.

Neither SunPower nor PowerLight may be able to continue to expand our business or manage future growth. Our recent expansion has placed, and our planned expansion and any other future expansion will continue to place, a significant strain on our management, personnel, systems and resources. We plan to purchase additional equipment to significantly expand our manufacturing capacity and to hire additional employees to support an increase in manufacturing, research and development and our sales and marketing efforts. To successfully manage our growth and handle the responsibilities of being a public company, we believe we must effectively:

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

PowerLight experienced significant revenue growth due primarily to the development and market acceptance of its PowerGuard ® roof system, the acquisition and introduction of its PowerTracker ® ground and elevated parking systems, its development of other technologies and increasing global interest and demand for renewable energy sources, including solar power generation. As a result, PowerLight increased its revenues in a relatively short period of time. Its annual revenue increased from $50.9 million in 2003 to $87.6 million in 2004 to $107.8 million in 2005 and to $140.1 million for the nine months ended September 30, 2006, respectively. Our PowerLight business may not experience similar revenue growth in future periods. Accordingly, you should not rely on the results of any prior quarterly or annual period as an indication of the future operating performance of our PowerLight business.

We may encounter difficulties in effectively managing the budgeting, forecasting and other process control issues presented by rapid growth. If we are unable to manage our growth effectively, we may not be able to take advantage of market opportunities, develop new solar cells and other products, satisfy customer requirements, execute our business plan or respond to competitive pressures.

SunPower and PowerLight had approximately 1,759 full-time employees as of January 1, 2007, on a pro forma combined basis, and we anticipate that we will need to hire a significant number of highly skilled technical, manufacturing, sales, marketing, administrative and accounting personnel. The competition for qualified personnel is intense in our industry. We may not be successful in attracting and retaining sufficient numbers of qualified personnel to support our anticipated growth. Since we are a public company, may have more difficulty than our private competitors in attracting personnel because of the perception that the stock option component of our compensation package may not be as valuable.

The success of our PowerLight business will depend in part on the continuing formation of such companies and the potential revenue source they represent. In deciding whether to form and invest in such companies, potential investors weigh a variety of considerations, including their projected return on investment. Such projections are based on current and proposed federal, state and local laws, particularly tax legislation. Changes to these laws, including amendments to existing tax laws or the introduction of new tax laws, tax court rulings as well as changes in administrative guidelines, ordinances and similar rules and regulations could result in different tax assessments and may adversely affect an investor’s projected return on investment, which could have a material adverse effect on our business and results of operations.

The steps SunPower has taken to increase the efficiency of our polysilicon utilization are unproven at volume production levels and may not enable us to realize the cost reductions we anticipate.

Given the polysilicon shortage, we believe the efficient use of polysilicon will be critical to SunPower’s ability to reduce our manufacturing costs. We continue to implement several measures to increase the efficient use of polysilicon in our manufacturing process. For example, we are developing processes to utilize thinner wafers which require less polysilicon and improved wafer-slicing technology to reduce the amount of material lost while slicing wafers, otherwise known as kerf loss. Although we have implemented some production on thinner wafers and anticipate further reductions in wafer thickness, these methods may have unforeseen negative consequences on our yields or our solar cell efficiency or reliability once they are put into large-scale commercial production or they may not enable us to realize the cost reductions we hope to achieve.

PowerLight recognized revenue on a “percent completion” basis and upon the achievement of contractual milestones. We intend to recognize revenue from projects our PowerLight business on a similar basis, and any delay or cancellation of a project could adversely affect our business.

PowerLight recognized revenue on a “percent completion” basis and, as a result, the revenue from this business was driven by its performance of its contractual obligations, which is generally driven by timelines for the installation of its solar power systems at customer sites. We will recognize revenue from projects of the PowerLight business on a similar basis. As a consequence of the Merger, we will delay the recognition of revenue from sales of cells and panels to PowerLight until PowerLight recognizes revenue. This could result in unpredictability of revenue and, in the near term, a revenue decrease. As with any project-related business, there is the potential for delays within any particular customer project. Variation of project timelines and estimates may impact our ability to recognize revenue in a particular period. In addition, certain customer contracts may include payment milestones due at specified points during a project. Because our PowerLight business usually must invest substantial time and incur significant expense in advance of achieving milestones and the receipt of payment, failure to achieve such milestones could adversely affect our business and results of operations.

Our PowerLight business’ sales cycles can be longer than the sales cycle for our solar cells and panels and may require significant upfront investment which may not ultimately result in signing of a sales contract and could materially adversely affect our business and results of operations.

Our PowerLight business’ sales cycles, which measure the time between its first contact with a customer and the signing of a sales contract for a particular project, vary substantially and average approximately eight months. Sales cycles for the PowerLight business’ systems are lengthy for a number of reasons, including:

•	its customers often delay purchasing decisions until their eligibility for an installation rebate is confirmed, which generally takes several months;

•	the long time required to secure adequate financing for system purchases on terms acceptable to customers; and

•	the customer’s review and approval processes for system purchases are lengthy and time consuming.

As a result of these long sales cycles, our PowerLight business must make significant upfront investments of resources in advance of the signing of sales contracts and the receipt of any revenues, most of which are not recognized for several additional months following contract signing. Accordingly, our PowerLight business must focus its limited resources on sales opportunities that it believes it can secure. Its inability to enter into sales contracts with potential customers after it makes such an investment could have a material adverse effect on our business and results of operations.

SunPower depends on a combination of our own wafer-slicing operations and those of other vendors for the wafer-slicing stage of our manufacturing, and any technical problems, breakdowns, delays or cost increases could significantly delay our manufacturing operations, decrease our output and increase our costs.

SunPower has historically depended on the wafer-slicing operations of third-party vendors to slice ingots into wafers. We have established our own wafer-slicing operations, and in 2006, we sliced approximately 60% of our wafers. If our third-party vendors increase their prices or decrease or discontinue their shipments to us, as a result of equipment malfunctions, competing purchasers or otherwise, and we are unable to obtain substitute wafer-slicing from another vendor on acceptable terms, or increase our own wafer-slicing operations on a timely basis, our sales will decrease, our costs may increase or our business will otherwise be harmed.

SunPower obtains capital equipment used in our manufacturing process from sole suppliers and if this equipment is damaged or otherwise unavailable, our ability to deliver products on time will suffer, which in turn could result in order cancellations and loss of revenue.

Some of the capital equipment used in the manufacture of SunPower’s solar power products and in our wafer-slicing operations has been developed and made specifically for us, is not readily available from multiple vendors and would be difficult to repair or replace if it were to become damaged or stop working. In addition, we currently obtain the equipment for many of our manufacturing processes from sole suppliers and we obtain our wafer-slicing equipment from one supplier. If any of these suppliers were to experience financial difficulties or go out of business, or if there were any damage to or a breakdown of our manufacturing or wafer-slicing equipment at a time when we are manufacturing commercial quantities of our products, our business would suffer. In addition, a supplier’s failure to supply this equipment in a timely manner, with adequate quality and on terms acceptable to us, could delay our capacity expansion of our manufacturing facility and otherwise disrupt our production schedule or increase our costs of production.

SunPower and PowerLight generally do not have long-term agreements with our customers and accordingly could lose customers without warning.

SunPower’s solar cells, solar panels and imaging detector products are generally not sold pursuant to long-term agreements with customers, but instead are sold on a purchase order basis. PowerLight typically contracts to perform large projects with no assurance of repeat business from the same customers in the future. Although we believe that cancellations on our purchase orders to date have been insignificant, our customers may cancel or reschedule purchase orders with us on relatively short notice. Cancellations or rescheduling of customer orders could result in the delay or loss of anticipated sales without allowing us sufficient time to reduce, or delay the incurrence of, our corresponding inventory and operating expenses. In addition, changes in forecasts or the timing of orders from these or other customers expose us to the risks of inventory shortages or excess inventory. This, in addition to the completion and non-repetition of large PowerLight projects, in turn could cause our operating results to fluctuate.

Sales contracts for PowerLight’s products with increasing frequency have begun to include provisions regarding liquidated damages for installation delays, electricity generation or other solar power system performance guarantees and conditional payments. If they continue, such provisions will put us at economic risk for future uncertain events.

Some of PowerLight’s larger customers require that it pay substantial liquidated damages for each day or other period its solar installation is not completed beyond an agreed target date. This is particularly true in Europe, where long-term, fixed feed-in tariffs available to investors are typically set during the year of project completion, but the fixed amount declines over time for projects completed in subsequent years. In addition, investors often require that the solar power system generate specified levels of electricity in order to maintain their investment returns, allocating risk and financial penalties to PowerLight if those levels are not achieved. Furthermore, its customers often require protections in the form of conditional payments, payment retentions or holdbacks, and similar arrangements that condition its future payments on performance. Delays in solar panel or other supply shipments, other construction delays, unexpected performance problems in electricity generation or other events could cause our PowerLight business to fail to meet these performance criteria, resulting in unanticipated revenue and earnings losses and financial penalties. If the trend for requiring such provisions continues, our PowerLight business would be subject to the same risks as PowerLight prior to the Merger, which could have a material adverse effect on our business and results of operations.

PowerLight prior to the Merger usually acted as the general contractor for its customers in connection with the installations of its solar power systems and was subject to risks associated with cost overruns, delays and other contingencies. We intend to operate the PowerLight business in the same manner, and will be subject to the same risks.

PowerLight prior to the Merger acted as the general contractor for its customers in connection with the installation of its solar power systems. All essential costs were estimated at the time of entering into the sales contract for a particular project, and these were reflected in the overall price that it charges its customers for the project. These cost estimates were preliminary and may or may not be covered by contracts between PowerLight or the other project developers, subcontractors, suppliers and other parties to the project. In addition, PowerLight required qualified, licensed subcontractors to install most of its systems. Shortages of such skilled labor could significantly delay a project or otherwise increase PowerLight’s costs. Should miscalculations in planning a project or defective or late execution occur, PowerLight may not have achieved its expected margins or cover its costs. In particular, construction delays, including those caused by inclement weather, failure to timely receive necessary approvals and permits, or delays in obtaining necessary solar panels, inverters or other materials. Because we intend to operate our PowerLight business in the same manner, our PowerLight business could be subject to the same risks, and such risks could have a material adverse effect on our business and results of operations.

Our PowerLight business could be adversely affected by seasonal trends and construction cycles.

Our PowerLight business is subject to significant industry-specific seasonal fluctuations. Its sales have historically reflected these seasonal trends with the largest percentage of total revenues being realized during the last two calendar quarters. Low seasonal demand normally results in reduced shipments and revenues in the first two calendar quarters. There are various reasons for this seasonality, mostly related to economic incentives and weather patterns. For example, in European countries with feed-in tariffs, the construction of solar power systems is concentrated during the second half of the calendar year, largely due to the annual reduction of the applicable minimum feed-in tariff and the fact that the coldest winter months are January through March. In the United States, customers will sometimes make purchasing decisions towards the end of the year in order to take advantage of tax credits or for other budgetary reasons.

In addition, to the extent the PowerLight business is successful in implementing its strategy to enter the new home development market, it expects the seasonality of its business and financial results to become more pronounced as sales in this market are often tied to construction market demands which tend to follow national trends in construction, including declining sales during cold weather months.

The expansion of our PowerLight business into the residential market may increase its exposure to certain risks, including class action product liability claims.

PowerLight has expanded into the residential market by beginning to sell its systems to large production homebuilders. It currently expects this new growth strategy to initially focus on new home development projects in excess or 50 homes, though it considers projects below this amount. As part of this strategy, PowerLight developed SunTile® , a product that integrates a solar panel into a roof tile. To date PowerLight has focused on large-scale commercial applications and has almost no experience serving the residential market.

Our PowerLight business’ new residential products and services may not gain market acceptance and it may not otherwise be successful in entering the residential market, which would limit its growth and adversely affect our operating results. Furthermore, the residential construction market has peculiar characteristics that may increase its exposure to certain risks it currently faces or expose it to new risks. These risks include increased seasonality, sensitivity to interest rates and other macroeconomic conditions, as well as enhanced legal exposure. In particular, new home developments often result in class action litigation when one or more homes within a development experiences construction problems. Unlike our PowerLight business’ core activities, where it typically acts as general contractor, it will be generally acting as subcontractor to homebuilders overseeing the development projects. In many instances subcontractors may be held liable for work of the homebuilder or other subcontractors. In addition, homebuilders often require onerous indemnification obligations that effectively allocate most of the potential liability from homeowner or class action lawsuits to subcontractors, including our PowerLight business. Insurance policies for its residential work have significant limitations on coverage that may render such policies inapplicable to these lawsuits. If our PowerLight business is not successful in entering the new residential construction market, or if as a result of the litigation and indemnification risks associated with such market, our PowerLight business incurs significant costs, our business and results of operations could be materially adversely affected.

If SunPower and PowerLight fail to successfully develop and introduce new products and services, we will not be able to compete effectively, and our ability to generate revenues will suffer; technological changes in the solar power industry could render SunPower’s and PowerLight’s solar power products uncompetitive or obsolete, which could reduce our market share and cause our sales to decline.

As we introduce new or enhanced products or integrate PowerLight’s or other new technology into our products, we will face risks relating to such transitions including, among other things, technical challenges, disruption in customers’ ordering patterns, insufficient supplies of new products to meet customers’ demand, possible product and technology defects arising from the integration of new technology and a potentially different sales and support environment relating to any new technology. Our failure to manage the transition to newer products or the integration of newer technology into our products could adversely affect our business’ operating results and financial results.

The solar power market is characterized by continually changing technology requiring improved features, such as increased efficiency and higher power output and improved aesthetics. This will require us to continuously develop new solar power products and enhancements for existing solar power products to keep pace with evolving industry standards and changing customer requirements. Technologies developed by others, including thin film solar panels, concentrating solar cells or other solar technologies, may prove more advantageous than ours for the commercialization of solar power products and may render our technology obsolete. Our failure to further refine our technology and develop and introduce new solar power products could cause our products to become uncompetitive or obsolete, which could reduce our market share and cause our sales to decline. SunPower’s research and development expense was $9.7 million in 2006 and $6.5 million in 2005. PowerLight’s net research and development expense after deduction for government funding was $0.5 million for the nine months ended September 30, 2006 and $0.5 million in 2005. PowerLight’s total research and development expense before government funding was $1.6 million for the nine months ended September 30, 2006 and $2.1 million in 2005. We will need to invest significant financial resources in research and development to maintain our market position, keep pace with technological advances in the solar power industry and effectively compete in the future.

Evaluating SunPower’s business and future prospects may be difficult due to our limited history in producing and shipping solar cells and solar panels in commercial volumes.

There is limited historical information available about SunPower upon which you can base your evaluation of our business and prospects. Although we began to develop and commercialize high-efficiency solar cell technology for use in solar concentrators in 1988 and began shipping product from our pilot manufacturing facility in 2003, we shipped our first commercial A-300 solar cells from our Philippines manufacturing facility in late 2004. Relative to the entire solar industry, we have shipped only a limited number of solar cells and solar panels and have recognized limited revenue. Our future success will require us to continue to scale our Philippines facilities significantly beyond their current capacity. In addition, our business model, technology and ability to achieve satisfactory manufacturing yields at higher volumes are unproven at significant scale. As a result, you should consider our business and prospects in light of the risks, expenses and challenges that we will face as an early-stage company seeking to develop and manufacture new products in a rapidly growing market.

SunPower and PowerLight’s reliance on government programs to partially fund our research and development programs could impair our ability to commercialize our solar power products and services and increase our research and development expenses.

We intend to continue our policy of selectively pursuing contract research, product development and market development programs funded by various agencies of the federal and state governments to complement and enhance our own resources. Funding from government grants is recorded as an offset to our research and development expense. For the nine months ended September 30, 2006 funding from government grants offset approximately 65% of PowerLight’s research and development expense and for the year ended December 31, 2006, government grants offset SunPower’s research and development expense by approximately 8%.

These government agencies may not continue their commitment to programs relevant to our development projects. Moreover, we may not be able to compete successfully to obtain funding through these or other programs. A reduction or discontinuance of these programs or of our participation in these programs would materially increase our research and development expenses, which would adversely affect our profitability and could impair our ability to develop our solar power products and services. In addition, contracts involving government agencies may be terminated or modified at the convenience of the agency. Many of our PowerLight business’ government contracts also contain royalty provisions that require it to pay certain amounts based on specified formulas. Government contracts are subject to audit and governmental agencies may dispute its royalty calculations. Any such dispute could result in fines, increased royalty payments, cancellation of the agreement or other penalties, which could have material adverse affect on our business and results of operations.

Our PowerLight business’ government-sponsored research contracts require that it provide regular written technical updates on a monthly, quarterly or annual basis, and, at the conclusion of the research contract, a final report on the results of its technical research. Because these reports are generally available to the public, third parties may obtain some aspects of its sensitive confidential information. Moreover, the failure to provide accurate or complete reports may provide the government with rights to any intellectual property arising from the related research.

Funding from government contracts also may limit when and how we can deploy our products and services developed under those contracts. In addition, technology and intellectual property that we develop with government funding provides the government with “march-in” rights. March-in rights refer to the right of the government or a government agency to require us to grant a license to the developed technology or products to a responsible applicant or, if it refuses, the government may grant the license itself. The government can exercise its march-in rights if it determines that action is necessary because we fail to achieve practical application of the technology or because action is necessary to alleviate health or safety needs, to meet requirements of federal regulations or to give the United States industry preference.

Because the markets in which we compete are highly competitive and many of our competitors have greater resources than SunPower and PowerLight, we may not be able to compete successfully and we may lose or be unable to gain market share.

SunPower’s solar products compete with a large number of competitors in the solar power market, including BP Solar International Inc., Evergreen Solar, Inc., Mitsubishi Electric Corporation, Q-Cells AG, Sanyo Corporation, Sharp Corporation, First Solar, SolarWorld AG and Suntech Power Holdings Co., Ltd. In addition, universities, research institutions and other companies have brought to market alternative technologies such as thin films and concentrators, which may compete with our technology in certain applications. We expect to face increased competition in the future. Further, many of our competitors are developing and are currently producing products based on new solar power technologies that may ultimately have costs similar to, or lower than, our projected costs.

PowerLight’s solar power products and services compete against other power generation sources including conventional fossil fuels supplied by utilities, other alternative energy sources such as wind, biomass, CSP and emerging distributed generation technologies such as micro-turbines, sterling engines and fuel cells. In the large-scale on-grid solar power systems market, PowerLight will face direct competition from a number of companies that manufacture, distribute, or install solar power systems. Many of these companies sell PowerLight’s products as well as their own or those of other manufacturers. Our PowerLight business’ primary competitors in the United States include Arizona Public Service Company, BP Solar International, Inc., a subsidiary of BP p.l.c., Conergy Inc., Dome-Tech Group, Eastwood Energy, EI Solutions, Inc., GE Energy, a subsidiary of General Electric Corporation, Global Solar Energy, Inc., a subsidiary of Solon, Power-Fab, Schott Solar, Inc., Solar Integrated Technologies, Inc., SPG Solar, Inc., Sun Edison LLC, SunTechnics Installation & Services, Inc., Thompson Technology Industries, Inc. and WorldWater & Power Corporation. Our PowerLight business’ primary competitors in Europe include BP Solar, Conergy (through its subsidiaries AET Alternitive Energie Technik GmbH, SunTechnics Solartechnik GmbH and voltwerk AG), PV-Systemtechnik Gbr, SAG Solarstrom AG, Solon AG and Taufer Solar GmbH. Additionally, our PowerLight business will occasionally compete with distributed generation equipment suppliers such as Caterpillar, Inc. and Cummins Inc. Other existing and potential competitors in the solar power market include universities and research institutions. We also expect that future competition will include new entrants to the solar power market offering new technological solutions. As we enter new markets and pursues additional applications for our PowerLight business’ products and services, we expect to face increased competition, which may result in price reductions, reduced margins or loss of market share.

Competition is intense, and many of our competitors have significantly greater access to financial, technical, manufacturing, marketing, management and other resources than we do. Many also have greater name recognition, a more established distribution network and a larger installed base of customers. In addition, many of our competitors have well-established relationships with our current and potential suppliers, resellers and their customers and have extensive knowledge of our target markets. As a result, these competitors may be able to devote greater resources to the research, development, promotion and sale of their products and respond more quickly to evolving industry standards and changing customer requirements than we will be able to. Consolidation or strategic alliances among such competitors may strengthen these advantages and may provide them greater access to customers or new technologies. We may also face competition from some of PowerLight’s resellers, who may develop products internally that compete with our PowerLight business’ product and service offerings, or who may enter into strategic relationships with or acquire other existing solar power system providers. To the extent that government funding for research and development grants, customer tax rebates and other programs that promote the use of solar and other renewable forms of energy are limited, we will compete for such funds, both directly and indirectly, with other renewable energy providers and their customers.

If we cannot compete successfully in the solar power industry, our operating results and financial condition will be adversely affected. Furthermore, we expect competition in PowerLight’s markets to increase, which could result in lower prices or reduced demand for PowerLight’s services and have a material adverse effect on our business and results of operations.

SunPower and PowerLight expect to continue to make significant capital expenditures, particularly in our manufacturing facilities, and if adequate funds are not available or if the covenants in our credit agreements impair our ability to raise capital when needed, our ability to expand our manufacturing capacity and our business will suffer.

We expect to continue to make significant capital expenditures, particularly in our manufacturing facilities, including, for example, through building purchases or long-term leases. SunPower and PowerLight anticipate that our expenses will increase substantially in the foreseeable future as we expand our manufacturing operations, hire additional personnel, pay more or make advance payments for raw material, especially polysilicon, increase our sales and marketing efforts, invest in joint ventures and acquisitions, and continue our research and development efforts with respect to our products and manufacturing technologies. We expect total capital expenditures of approximately $170 million to $190 million in 2007 to build out facilities and infrastructure for additional cell production lines. We expect the first two or three lines to commence production of solar cells during 2007. These expenditures would be greater if we decide to bring capacity on line more rapidly. We believe that our current cash and cash equivalents and funds available under our credit facility will be sufficient to fund our capital and operating expenditures over the next 12 months. However, if our financial results or operating plans change from our current assumptions, we may not have sufficient resources to support our business plan. If our capital resources are insufficient to satisfy our liquidity requirements, we may seek to sell additional equity securities or debt securities or obtain other debt financing. We may also issue equity securities in the future to suppliers of raw materials in order to secure adequate materials to satisfy our production needs. The sale of additional equity securities or convertible debt securities would result in additional dilution to our stockholders. Additional debt would result in increased expenses and could require us to abide by covenants that would restrict our operations. Our credit facilities contain customary covenants and defaults, including, among others, limitations on dividends, incurrence of indebtedness and liens and mergers and acquisitions and may restrict our operating flexibility. If adequate funds are not available or not available on acceptable terms or terms consistent with any new our credit agreement we may enter into, our ability to fund our operations, develop and expand our manufacturing operations and distribution network, maintain our research and development efforts or otherwise respond to competitive pressures would be significantly impaired.

The demand for products requiring significant initial capital expenditures such as SunPower’s and PowerLight’s solar power products and services are affected by general economic conditions.

The United States and international economies have recently experienced a period of slow economic growth. A sustained economic recovery is uncertain. In particular, terrorist acts and similar events, continued turmoil in the Middle East or war in general could contribute to a slowdown of the market demand for products that require significant initial capital expenditures, including demand for solar cells and solar power systems and new residential and commercial buildings. In addition, increases in interest rates may increase financing costs to customers, which in turn may decrease demand for our solar power products. If the economic recovery slows down as a result of the recent economic, political and social turmoil, or if there are further terrorist attacks in the United States or elsewhere, SunPower and/or PowerLight may experience decreases in the demand for our solar power products, which may harm our operating results.

Increases in interest rates may decrease the return on investment for certain customers or investors in projects of PowerLight, which could decrease demand for its products and services and which could have a material adverse effect on our business and results of operations.

PowerLight has benefited from historically low interest rates in recent years, as these rates have made it more attractive for its customers to use debt financing to purchase its solar power systems. Interest rates have been rising and may continue to rise, which will likely increase the cost of financing these systems and may reduce an operating company’s profits and investors’ expected returns on investment. Rising interest rates may also make certain alternative investments more attractive to investors, and therefore lead to a decline in demand for PowerLight’s solar power systems, which could have a material adverse effect on our business and results of operations.

SunPower depends on a third-party subcontractor in China to assemble a majority of our solar cells into solar panels and any failure to obtain sufficient assembly and test capacity could significantly delay our ability to ship our solar panels and damage our customer relationships.

Historically, SunPower has relied on Jiawei, a third-party subcontractor in China, to assemble a majority of our solar cells into solar panels and perform panel testing and to manage test, packaging, warehousing and shipping of our solar panels. SunPower does not have a long-term agreement with Jiawei and we typically obtain services from them based on short-term purchase orders that are generally aligned with timing specified by our customers’ purchase orders and our sales forecasts. If the operations of Jiawei were disrupted or their financial stability impaired, or if they should choose not to devote capacity to our solar panels in a timely manner, our business would suffer as we may be unable to produce finished solar panels on a timely basis. In addition, we supply inventory to Jiawei and we bear the risk of loss, theft or damage to our inventory while it is held in their facilities.

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

One of PowerLight’s key products, PowerTracker® , was acquired through an assignment and acquisition of the patents associated with the product from a third party individual, and if we are unable to continue to use this product, our business, prospects, operating results and financial condition would be materially harmed.

In September 2002, PowerLight entered into a Technology Assignment and Services Agreement and other ancillary agreements with Jefferson Shingleton and MaxTracker Services, LLC, a New York limited liability company controlled by Mr. Shingleton. These agreements form the basis for its intellectual property rights in its PowerTracker® products. Under such agreements, as later amended, Mr. Shingleton assigned to PowerLight his MaxTracker™ , MaxRack™ , MaxRack Ballast™ and MaxClip™ products and all related intellectual property rights. Mr. Shingleton is obligated to provide consulting services to PowerLight related to such technology until December 31, 2012 and is required to assign to PowerLight any enhancements he makes to the technology while providing such consulting services. Mr. Shingleton retains a first security interest in the patents and patent applications assigned until the earlier of the expiration of the patents, full payment by PowerLight to Mr. Shingleton of all of the royalty obligations under the Technology Assignment and Services Agreement, or the termination of the Technology Assignment and Services Agreement. In the event of PowerLight’s default under the Technology Assignment and Services Agreement, MaxTracker Services and Mr. Shingleton may terminate the agreements and the related assignments and cause the intellectual rights assigned to it to be returned to Mr. Shingleton or MaxTracker Services, including patents related to PowerTracker® . In addition, upon such termination, PowerLight must grant Mr. Shingleton a perpetual, non-exclusive, royalty-free right and license to use, sell, and otherwise exploit throughout the world any intellectual property MaxTracker Services or Mr. Shingleton developed during the provision of consulting services to PowerLight. Events of default by PowerLight which could enable Mr. Shingleton or Max Tracker Services to terminate the agreements and the related assignments and cause the intellectual rights assigned to it to be returned to Mr. Shingleton or MaxTracker Services include the following:

•	if PowerLight files a petition in bankruptcy or equivalent order or petition under the laws of any jurisdiction;

•	if a petition in bankruptcy or equivalent order or petition under the laws of any jurisdiction is filed against it which is not dismissed within 60 days of such filing;

•	if PowerLight’s assets are assigned for the benefit of creditors;

•	if PowerLight voluntarily or involuntarily dissolves (except in connection with the Merger, for which PowerLight received a waiver of this condition);

•	if PowerLight fails to pay any amount due under the agreements when due and does not remedy such failure to pay within 10 days of written notice of such failure to pay; or

•

if PowerLight defaults in the performance of any of its material obligations under the agreements when required (other than payment of amounts due under the agreements), and such failure is not remedied within 30 days of written notice to it of such default from Mr. Shingleton or MaxTracker Services. However, if such a default can reasonably be cured after the 30-day period, and PowerLight commences cure of such default within 30-day period and diligently prosecutes that cure to completion, such default does not trigger a termination right unless and until PowerLight ceases commercially reasonable efforts to cure such default.

If PowerLight is unable to continue to use and sell PowerTracker ® as a result of the termination of the agreements and the related assignment or any other reason, our business, prospects, operating results and financial condition would be materially harmed.

SunPower and PowerLight are dependent on our intellectual property, and we may face intellectual property infringement claims that could be time-consuming and costly to defend and could result in the loss of significant rights.

From time to time, SunPower, PowerLight, our respective customers or third-parties with whom we work may receive letters, including letters from various industry participants, alleging infringement of their patents. Although we are not currently aware of any parties pursuing or intending to pursue infringement claims against us, we cannot assure you that we will not be subject to such claims in the future. Also, because patent applications in the United States and many other jurisdictions are kept confidential for 18 months before they are published, we may be unaware of pending patent applications that relate to our products. Our third-party suppliers may also become subject to infringement claims, which in turn could negatively impact our business. SunPower ceased use of certain licensed technology for which we have not paid royalties since the second quarter of 2004 because our current products do not use the licensed technology. However, the licensor could challenge these actions and litigate against us. Intellectual property litigation is expensive and time-consuming and could divert management’s attention from our business and could have a material adverse effect on our business, operating results or financial condition. If there is a successful claim of infringement against us, our customers or our third-party intellectual property providers, we may be required to pay substantial damages to the party claiming infringement, stop selling products or using technology that contains the allegedly infringing intellectual property, or enter into royalty or license agreements that may not be available on acceptable terms, if at all. Parties making infringement claims may also be able to bring an action before the International Trade Commission that could result in an order stopping the importation into the United States of our solar cells. Any of these judgments could materially damage the our business. We may have to develop non-infringing technology, and our failure in doing so or in obtaining licenses to the proprietary rights on a timely basis could have a material adverse effect on our business.

SunPower or PowerLight may file claims against other parties for infringing our intellectual property that may be very costly and may not be resolved in our favor.

We cannot guarantee that infringement of SunPower’s or PowerLight’s intellectual property by other parties does not exist now or that it will not occur in the future. To protect our intellectual property rights and to maintain our competitive advantage, we may file suits against parties who we believe infringe our intellectual property. Intellectual property litigation is expensive and time consuming and could divert management’s attention from our business and could have a material adverse effect on our business, operating results or financial condition, and our enforcement efforts may not be successful. In certain situations, we may have to bring such suit in foreign jurisdictions, in which case we are subject to additional risk as to the result of the proceedings and the amount of damage that we can recover. Certain foreign jurisdictions may not provide protection to intellectual property comparable to that in the United States. Our engagement in intellectual property enforcement actions may negatively impact our financial results.

We may not be able to prevent others from using the SunPower and PowerLight names or similar marks in connection with their solar power products which could adversely affect the market recognition of our name and our revenue.

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

PowerLight holds registered trademarks for PowerLight®, PowerGuard® , PowerTracker® and SunTile® in the United States, registered trademarks for PowerLight® and PowerGuard® in Europe, and a pending trademark application for PowerTilt™ in the United States. It has not registered, and may not be able to register, these trademarks elsewhere.

SunPower and PowerLight rely primarily upon copyright and trade secret laws and contractual restrictions to protect our proprietary rights, and, if these rights are not sufficiently protected, our ability to compete and generate revenue could suffer.

SunPower and PowerLight seek to protect our proprietary manufacturing processes, documentation and other written materials primarily under trade secret and copyright laws. We also typically require employees and consultants with access to our proprietary information to execute confidentiality agreements. The steps taken by us to protect our proprietary information may not be adequate to prevent misappropriation of our technology. In addition, our proprietary rights may not be adequately protected because:

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

Neither SunPower nor PowerLight may obtain sufficient patent protection on the technology embodied in the solar cells or solar system components we currently manufacture and market, which could harm our competitive position and increase our expenses.

Although SunPower and PowerLight rely primarily on trade secret laws and contractual restrictions to protect the technology in the solar cells and solar system components we currently manufacture and market, our success and ability to compete in the future may also depend to a significant degree upon obtaining patent protection for our proprietary technology. As of December 31, 2006, in the United States, SunPower owned eight issued patents and jointly owned another three patents, and had 17 U.S. and 12 foreign patent applications pending. These patent applications cover aspects of the technology in the solar cells we currently manufacture and market. Patents that we currently own or license-in do not cover the solar cells that we presently manufacture and market. As of December 31, 2006, including the United States and foreign countries, PowerLight had a total 61 issued patents and 47 pending patent applications. PowerLight intends to continue to seek patent protection for those aspects of its technology, designs, and methodologies and processes that it believes provide significant competitive advantages. PowerLight’s material patents primarily relate to PowerGuard® , PowerTilt™ and PowerTracker®.

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

If the effective term of SunPower’s or PowerLight’s patents is decreased due to changes in patent laws or if we need to refile some of our patent applications, the value of our patent portfolio and the revenue we derive from products protected by the patents may be decreased.

The value of SunPower’s and PowerLight’s patents depends in part on their duration. A shorter period of patent protection means less value of a patent. For example, the United States patent laws were amended in 1995 to change the term of patent protection from 17 years after the date of the patent’s issuance to 20 years after the earliest effective filing date of the application for a patent, unless the application was pending on June 8, 1995, in which case the term of a patent’s protection expires either 17 years after its issuance or 20 years after its filing, whichever is later. Because the time required from the filing of patent application to issuance of a patent is often longer than three years, a 20-year patent term from the filing date may result in substantially shorter patent protection. Also, we may need to refile some of our patent applications and, in these situations, the patent term will be measured from the date of the earliest priority application to which benefit is claimed in such a patent application. This would also shorten our period of patent exclusivity. A shortened period of patent exclusivity may negatively impact our revenue protected by our patents.

SunPower’s and PowerLight’s intellectual property indemnification practices may adversely impact our business.

SunPower and PowerLight are required by contract to indemnify some of our customers and our third-party intellectual property providers for certain costs and damages of patent infringement in circumstances where our products are a factor creating the customer’s or these third-party providers’ infringement liability. This practice may subject us to significant indemnification claims by our customers and our third-party providers. We cannot assure you that indemnification claims will not be made or that these claims will not harm our business, operating results or financial condition.

The success of SunPower’s and PowerLight’s business depends on the continuing contributions of our key personnel.

SunPower and PowerLight rely heavily on the services of our key executive officers, including Thomas H. Werner, our Chief Executive Officer, Emmanuel T. Hernandez, our Chief Financial Officer, Dr. Richard Swanson, our President and Chief Technology Officer, PM Pai, our Chief Operating Officer and Thomas L. Dinwoodie, PowerLight’s Chief Executive Officer. The loss of services of any principal member of our management team, particularly Thomas H. Werner, Emmanuel T. Hernandez, Dr. Richard Swanson, PM Pai and Thomas L. Dinwoodie could adversely impact our operations. In addition, our technical personnel represent a significant asset and serve as the source of our technological and product innovations. We believe our future success will depend upon our ability to retain these key employees and our ability to attract and retain other skilled managerial, engineering and sales and marketing personnel. However, we cannot guarantee that any employee will remain employed at the Company for any definite period of time since all of our employees, including Messrs. Werner, Hernandez, Swanson, Pai and Dinwoodie, serve at-will and may terminate their employment at any time for any reason.

Our headquarters for both the SunPower and PowerLight businesses, and other facilities, as well as the facilities of certain of our key subcontractors, are located in regions that are subject to earthquakes and other natural disasters.

Our headquarters for both the SunPower and PowerLight businesses, including research and development operations, our manufacturing facilities and the facilities of SunPower’s subcontractor upon which we rely to assemble and test our solar panels are located in countries that are subject to earthquakes and other natural disasters. Our headquarters and research and development operations are located in the United States, SunPower’s manufacturing facilities is located in the Philippines, and the facilities of SunPower’s subcontractor for assembly and test of solar panels is located in China. Since we do not have redundant facilities, any earthquake, tsunami or other natural disaster in these countries could materially disrupt our production capabilities and could result in our experiencing a significant delay in delivery, or substantial shortage, of our solar cells.

Compliance with environmental regulations can be expensive, and noncompliance with these regulations may result in adverse publicity and potentially significant monetary damages and fines for SunPower or PowerLight.

SunPower and PowerLight are required to comply with all foreign, U.S. federal, state and local laws and regulations regarding pollution control and protection of the environment. In addition, under some statutes and regulations, a government agency, or other parties, may seek recovery and response costs from operators of property where releases of hazardous substances have occurred or are ongoing, even if the operator was not responsible for such release or otherwise at fault. We use, generate and discharge toxic, volatile and otherwise hazardous chemicals and wastes in our research and development and manufacturing activities. Any failure by us to control the use of, or to restrict adequately the discharge of, hazardous substances could subject us to potentially significant monetary damages and fines or suspensions in our business operations. In addition, if more stringent laws and regulations are adopted in the future, the costs of compliance with these new laws and regulations could be substantial. To date such laws and regulations have not had a significant impact on SunPower’s or our PowerLight business’ operations, and we believe that we have all necessary permits to conduct their respective operations as they are presently conducted. If we fail to comply with present or future environmental laws and regulations, however, we may be required to pay substantial fines, suspend production or cease operations. Under SunPower’s separation agreement with Cypress, SunPower will indemnify Cypress from any environmental liabilities associated with SunPower’s operations and facilities in San Jose, California and the Philippines.

SunPower maintains self-insurance for certain indemnities we have made to SunPower’s and PowerLight’s officers and directors.

SunPower’s certificate of incorporation, by-laws and indemnification agreements require us to indemnify the officers and directors of SunPower and PowerLight for certain liabilities that may arise in the course of their service to us. We self-insure with respect to potential indemnifiable claims. Although we have insured our officers and directors against certain potential third-party claims for which we are legally or financially unable to indemnify them, we intend to self-insure with respect to potential third-party claims which give rise to direct liability to such third-party or an indemnification duty on our part. If we were required to pay a significant amount on account of these liabilities for which we self-insure, our business, financial condition and results of operations could be seriously harmed.

Changes to financial accounting standards may affect our combined results of operations and cause SunPower and/or PowerLight to change our business practices.

We prepare our financial statements to conform with U.S. GAAP. These accounting principles are subject to interpretation by the American Institute of Certified Public Accountants, the SEC and various bodies formed to interpret and create appropriate accounting policies. A change in those policies can have a significant effect on our combined reported results and may affect our reporting of transactions completed before a change is announced. Changes to those rules or the questioning of current practices may adversely affect our reported financial results or the way we conducts our business. For example, accounting policies affecting many aspects of our business, including rules relating to employee stock option grants, have recently been revised. The Financial Accounting Standards Board, or the FASB, and other agencies have made changes to U.S. GAAP, that required U.S. companies, starting in the first quarter of fiscal 2006, to record a charge to earnings for employee stock option grants and other equity incentives. We may have significant and ongoing accounting charges resulting from option grant and other equity awards that could reduce our net income or increase our net loss. In addition, since SunPower and PowerLight historically used equity-related compensation as a component of their total employee compensation program, the accounting change could make the use of equity-related compensation less attractive to us and therefore make it more difficult to attract and retain employees.

If SunPower fails to maintain an effective system of internal controls, we may not be able to accurately report our financial results or prevent fraud. As a result, current and potential stockholders could lose confidence in our financial reporting, which could harm our business and the trading price of our common stock.

Beginning in connection with this Annual Report on Form 10-K for the fiscal year ended December 31, 2006, Section 404 of the Sarbanes-Oxley Act of 2002 requires SunPower to evaluate and report on our internal controls over financial reporting and have our independent registered public accounting firm annually attest to our evaluation, as well as issue its own opinion on our internal control over financial reporting. We have concluded and our independent registered public accounting firm has attested that SunPower’s internal control over financial reporting was effective as of December 31, 2006. However, we have in the past discovered, and may in the future discover, areas of our internal controls that need improvement. SunPower is complying with Section 404 by strengthening, assessing and testing our system of internal controls to provide the basis for our report. However, the continuous process of strengthening our internal controls and complying with Section 404 is expensive and time consuming, and requires significant management attention. We cannot be certain that these measures will ensure that we will maintain adequate control over our financial processes and reporting, or that we or our independent registered public accounting firm will be able to provide the attestation and opinion required under Section 404 in future Annual Reports on Form 10-K. If we or our independent registered public accounting firm discover a material weakness, the disclosure of that fact, even if quickly remedied, could reduce the market’s confidence in our financial statements and harm our stock price. In addition, future non-compliance with Section 404 could subject us to a variety of administrative sanctions, including the suspension or delisting of our common stock from The Nasdaq Global Market and the inability of registered broker-dealers to make a market in our common stock, which would further reduce our stock price.

Our efforts to establish an effective, unified system of internal control over financial reporting with respect to PowerLight could present challenges and we may not be able to accurately report our financial results or prevent fraud on a combined basis.

PowerLight has not been required to prepare a report on the effectiveness of its internal controls over financial reporting because it was not subject to the informational requirements of the Securities Exchange Act of 1934, as amended, or the Exchange Act. In August 2006, PowerLight’s audit committee received a letter from its independent auditors identifying certain material weaknesses in its internal controls over financial reporting relating to its audits for 2005, 2004 and 2003. These material weaknesses included problems with financial statement close processes and procedures, inadequate accounting resources, unsatisfactory application of the percentage of completion accounting method, inaccurate physical inventory counts, incorrect accounting for complex capital transactions and inadequate disclosure of related party transactions. In addition, PowerLight had to restate its 2004 and 2003 financial statements to correct previously reported amounts primarily related to its contract revenue, contract costs, accrued warranty, California state sales tax accrual and inventory items. We have begun remediation efforts with respect to the material weaknesses identified by PowerLight’s independent auditors. Although initiated, our plan to improve the effectiveness of the internal controls and processes at PowerLight is not complete. It will take some time to put in place the rigorous disclosure controls and procedures desired by our management and our board of directors. While we expect to complete this remediation process as quickly as possible, doing so depends on several factors beyond our control, including the hiring of additional qualified personnel and, as a result, we cannot at this time estimate how long it will take to complete the steps identified above. Our management will continue to evaluate the effectiveness of the control environment at PowerLight and will continue to refine existing controls. We cannot assure you that the measures we have taken to date or any future measures will remediate the material weaknesses reported by PowerLight’s independent auditors. Additional deficiencies in PowerLight’s or our internal controls may be discovered in the future. Any failure to develop or maintain effective controls, or any difficulties encountered in their implementation or improvement, could harm our operating results or cause us to fail to meet our reporting obligations and may result in a restatement of our prior period financial statements. Ineffective internal controls could also cause investors to lose confidence in our reported financial information, which would likely have a negative effect on the trading price of our securities.

We are responsible for establishing and maintaining disclosure controls and procedures as defined in the Exchange Act Rules. We are required to report on the effectiveness of our internal controls over financial reporting for the first time in this annual report on Form 10-K for the fiscal year ended December 31, 2006, although our report on our internal controls over financial reporting is not required to include an assessment of PowerLight’s internal controls until our annual report on Form 10-K for the fiscal year ended December 31, 2008 (the first fiscal year to end after the date of the Merger), unanticipated factors may hinder the effectiveness or delay the integration of SunPower’s and PowerLight’s control systems. We cannot predict whether we will be able to establish an effective, unified system of internal controls over financial reporting.

SunPower faces competition in the market for our imaging detectors and infrared detectors, and if we fail to compete effectively, we will lose or fail to gain market share.

SunPower competes with companies such as Hamamatsu Photonics K.K. and UDT Sensors, Inc. in the market for high performance imaging detectors. In addition we compete with companies such as Vishay Intertechnology, Inc., Rohm Co., Ltd. and Agilent Technologies, Inc. in the market for infrared detectors. We may face competition in the future from other manufacturers of high performance imaging detectors, infrared detectors or alternative devices. The use of alternative devices, including low power, high data rate wireless protocols, may replace existing detectors and limit our market opportunity. Our current and future competitors may have longer operating histories, greater name recognition and greater financial, sales and marketing, technical and other resources than us or may develop technologies superior to those incorporated in our imaging detectors and infrared detectors. If we fail to compete successfully, we may be unable to expand our customer base for our imaging detectors and our business would suffer.

Because of the lengthy sales cycles for SunPower’s imaging detectors and the relatively fixed nature of a significant portion of our expenses, we may incur substantial expenses before we earn associated revenue and may not ultimately achieve our forecasted sales for our imaging detectors.

SunPower’s sales cycles from design to manufacture of our imaging detectors can typically take 12 to 18 months. Sales cycles for our imaging detectors are lengthy for a number of reasons, including:

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

As a result of our lengthy sales cycles, SunPower may incur substantial expenses before we earn associated revenue because a significant portion of our operating expenses is relatively fixed and based on expected revenue. If customer cancellations or product changes occur, this could result in the loss of anticipated sales without allowing us sufficient time to reduce our operating expenses.

SunPower’s debt agreements contain covenant restrictions that may limit our ability to operate our business.

The agreements governing SunPower’s credit facilities contain, and any of our other future debt agreements may contain, covenant restrictions that limit our ability to operate our business, including restrictions on our ability to:

•	incur additional debt or issue guarantees;

•	create liens;

•	make certain investments;

•	enter into transactions with our affiliates;

•	sell certain assets;

•	redeem capital stock or make other restricted payments;

•	declare or pay dividends or make other distributions to stockholders; and

•	merge or consolidate with any person.

In addition, our credit facilities contain additional affirmative and negative covenants that are more restrictive than those contained in the indenture governing the debentures. Our ability to comply with these covenants is dependent on our future performance, which will be subject to many factors, some of which are beyond our control, including prevailing economic conditions.

As a result of these covenants, our ability to respond to changes in business and economic conditions and to obtain additional financing, if needed, may be significantly restricted, and we may be prevented from engaging in transactions that might otherwise be beneficial to us. In addition, our failure to comply with these covenants could result in a default under the debentures and our other debt, which could permit the holders to accelerate such debt. If any of our debt is accelerated, we may not have sufficient funds available to repay such debt.

Provisions of SunPower’s debentures issued in February 2007 could discourage an acquisition of us by a third party.

Certain provisions of the $200.0 million in principal amount of 1.25% senior convertible debentures we issued in February could make it more difficult or more expensive for a third party to acquire us. Upon the occurrence of certain transactions constituting a fundamental change, holders of the debentures will have the right, at their option, to require us to repurchase, at a cash repurchase price equal to 100% of the principal amount plus accrued and unpaid interest on the debentures, all of their debentures or any portion of the principal amount of such debentures in integral multiples of $1,000. We may also be required to issue additional shares of our class A common stock upon conversion of the debentures in the event of certain fundamental changes.

Risks Related to SunPower’s Class A Common Stock

The effect of the issuance of our shares of class A common stock pursuant to the share lending agreement, including sales of our class A common stock in short sale transactions by purchasers of the Debentures, may lower the market price of our class A common stock.

Concurrently with our February 2007 offering of debentures, we offered 2,947,132 shares of our class A common stock, all of which are being borrowed by an affiliate of Lehman Brothers Inc., under a share lending agreement we have entered into with such affiliate and Lehman Brothers Inc. We will not receive any proceeds from that offering of class A common stock, but we will receive a nominal lending fee from that affiliate.

Such loaned shares must be returned to us by February 15, 2027, or earlier in certain circumstances. Such affiliate of Lehman Brothers Inc. has agreed to use such sales to facilitate the establishment by the debenture investors of hedged positions in the offering of our debentures. The market price of our class A common stock could be negatively affected by these or other short sales of our class A common stock by the purchasers of the debentures to hedge investments in the debentures. In addition, the effect of the increase in the number of outstanding shares of our class A common stock issued pursuant to the share lending agreement could have a negative effect on the market price of our class A common stock.

Conversion of the debentures will dilute the ownership interest of existing stockholders, including holders who had previously converted their debentures.

To the extent we issue class A common stock upon conversion of the debentures, the conversion of some or all of the debentures will dilute the ownership interests of existing stockholders, including holders who had previously converted their debentures. Any sales in the public market of the class A common stock issuable upon such conversion could adversely affect prevailing market prices of our class A common stock. In addition, the existence of the debentures may encourage short selling by market participants because the conversion of the debentures could depress the price of our class A common stock.

Substantial future sales or other dispositions of our class A common stock or other securities could cause our stock price to fall.

Sales of our class A common stock in the public market or sales of any of our other securities, or the perception that such sales could occur, could cause the market price of our class A common stock to decline. As of February 23, 2007, SunPower had 22,318,702 shares of class A common stock outstanding, and Cypress owned the 52,033,287 outstanding shares of SunPower’s class B common stock, representing approximately 70% of the total outstanding shares of SunPower’s common stock. Cypress may convert these shares into class A common stock at any time. Cypress has no contractual obligation to retain its shares of class A common stock, except that Cypress has agreed not to sell or distribute any of its shares of our common stock without the consent of Lehman Brothers Inc. and Credit Suisse Securities (USA) LLC until 60 days after February 2, 2007, the date of prospectus supplement for the debentures. Subject to applicable United States federal and state securities laws, Cypress may sell or distribute to its stockholders any or all of the shares of our common stock that it owns, which may or may not include the sale of a controlling interest in us. Cypress announced on October 6, 2006 and reiterated on October 19, 2006 that it was exploring ways in which to allow its stockholders to fully realize the value of its investment in SunPower. Cypress has made public statements since October 19, 2006 that were consistent with these announcements.

We filed a registration statement on Form S-8 under the Securities Act covering 6,332,549 shares of SunPower class A common stock issuable under outstanding options under SunPower’s 1988 Incentive Stock Plan, under SunPower’s 1996 Stock Plan and under non-plan options granted to employees and consultants and 147,286 shares reserved for future issuance as of December 31, 2006 under SunPower’s 2005 Stock Incentive Plan. We have also registered for resale up to 4,106,884 shares of class A common stock for resale by holders of former PowerLight shares. These shares are available for sale in the open market, although sales of shares held by PowerLight shareholders who are now affiliates of SunPower will be subject to sales restrictions under the Securities Act. In addition, we recently filed a registration statement on Form S-8 under the Securities Act covering 1,602,027 shares of class A common stock issuable pursuant to options, some of which are subject to vesting, assumed pursuant to the Merger.

If Cypress elects to convert its shares of class B common stock into shares of class A common stock, an additional 52,033,287 shares of class A common stock will be available for sale, subject to customary sales restrictions. In addition, except for a limited time in connection with the Merger, Cypress has the right to cause us to register the sale of its shares of class A common stock under the Securities Act. Registration of these shares under the Securities Act would result in these shares, other than shares purchased by our affiliates, becoming freely tradable without restriction under the Securities Act.

If Cypress distributes to its stockholders shares of class A common stock that it owns, substantially all of these shares would be eligible for immediate resale in the public market. We are unable to predict whether significant amounts of class A common stock would be sold in the open market in anticipation of, or after, any such distribution. We also are unable to predict whether a sufficient number of buyers for shares of our class A common stock would be in the market at that time.

If securities or industry analysts do not publish research or reports about us, our business or our market, or if they change their recommendations regarding our stock adversely, our stock price and trading volume could decline.

The trading market for our class A common stock is influenced by the research and reports that industry or securities analysts publish about us, our business or our market. We have only been a public company since our initial public offering in November 2005, and accordingly our stock is covered by fewer securities analysts than that of more mature public companies. If one or more of the analysts who cover us change their recommendation regarding our stock adversely, our stock price would likely decline. If one or more of these analysts cease coverage of our company or fail to regularly publish reports on us, we could lose visibility in the financial markets, which in turn could cause our stock price or trading volume to decline.

The price of our class A common stock, and therefore of the debentures may fluctuate significantly, and a liquid trading market for our class A common stock may not be sustained.

Our class A common stock has a limited trading history in the public markets. The trading price of our class A common stock could be subject to wide fluctuations due to the factors discussed in this risk factors section and in the risk factors incorporated by reference. In addition, the stock market in general, and The Nasdaq Global Market and the securities of technology companies in particular, have experienced extreme price and volume fluctuations. These trading prices and valuations, including our own market valuation and those of companies in our industry generally, may not be sustainable. These broad market and industry factors may decrease the market price of our class A common stock, regardless of our actual operating performance. Moreover, because the debentures are convertible into our class A common stock, volatility or depressed prices of our class A common stock could have a similar effect on the trading price of the debentures. In addition, in the past, following periods of volatility in the overall market and the market price of a company’s securities, securities class action litigation has often been instituted against these companies. This litigation, if instituted against us, could result in substantial costs and a diversion of our management’s attention and resources.

The difference in the voting rights of our class A and our class B common stock may reduce the value and liquidity of our class A common stock.

The rights of class A and class B common stock are substantially similar, except with respect to voting, conversion and other protective provisions. The class B common stock is entitled to eight votes per share and the class A common stock is entitled to one vote per share. The difference in the voting rights of our class A and class B common stock both before and after any distribution of our class B common stock by Cypress to its stockholders could reduce the value of the class A common stock to the extent that any investor or potential future purchaser of our common stock ascribes value to the right of class B common stock to eight votes per share. The existence of two classes of common stock could result in less liquidity for either class of common stock than if there were only one class of our common stock.

Delaware law and our corporate charter and bylaws contain anti-takeover provisions that could delay or discourage takeover attempts that stockholders may consider favorable.

Provisions in our restated certificate of incorporation may have the effect of delaying or preventing a change of control or changes in our management. These provisions include the following:

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

Until such time as Cypress, its successor in interest and its subsidiaries collectively own less than 40% of the shares of all classes of our common stock then outstanding and Cypress is no longer consolidating us for accounting purposes, the affirmative vote of at least 75% of the then-authorized number of members of our board of directors will be required to: (1) adopt, amend or repeal our bylaws or certificate of incorporation; (2) appoint or remove our chief executive officer; (3) designate, appoint or allow for the nomination or recommendation for election by our stockholders of an individual to our board of directors; (4) change the size of our board of directors to be other than five members; (5) form a committee of our board of directors or establish or change a charter, committee responsibilities or committee membership of any committee of our board of directors; (6) adopt any stockholder rights plan, “poison pill” or other similar arrangement; or (7) approve any transactions that would involve a merger, consolidation, restructuring, sale of substantially all of our assets or any of our subsidiaries or otherwise result in any person or entity obtaining control of us or any of our subsidiaries. Cypress may at any time in its sole discretion waive this requirement to obtain such a supermajority vote of our board of directors.

In addition, we are governed by the provisions of Section 203 of the Delaware General Corporation Law, or the DGCL. These provisions may prohibit large stockholders, in particular those owning 15% or more of our outstanding voting stock, from merging or combining with us. These provisions in our restated certificate of incorporation, bylaws and under Delaware law could discourage potential takeover attempts and could reduce the price that investors might be willing to pay for shares of our common stock in the future and result in the market price being lower than they would without these provisions.

As a result of SunPower’s offering of debentures completed in February 2007, we will have a significant amount of debt. Our substantial indebtedness could adversely affect our business, financial condition and results of operations and our ability to meet our payment obligations under the debentures and our other debt.

As a result of our $200.0 million debenture offering completed in February 2007, we have significant indebtedness and substantial debt service requirements.

This level of debt could have significant consequences on our future operations, including:

•	making it more difficult for us to meet our payment and other obligations under the debentures and our other outstanding debt;

•

resulting in an event of default if we fail to comply with the financial and other restrictive covenants contained in our debt agreements, which event of default could result in all of our debt becoming immediately due and payable;

•

reducing the availability of our cash flow to fund working capital, capital expenditures, acquisitions and other general corporate purposes, and limiting our ability to obtain additional financing for these purposes;

•	subjecting us to the risk of increased sensitivity to interest rate increases on our indebtedness with variable interest rates, including borrowings under our amended senior credit facility;

•	limiting our flexibility in planning for, or reacting to, and increasing our vulnerability to, changes in our business, the industry in which we operate and the general economy; and

•	placing us at a competitive disadvantage compared to our competitors that have less debt or are less leveraged.

Any of the above-listed factors could have an adverse effect on our business, financial condition and results of operations and our ability to meet our payment obligations under the debentures and our other debt.

Our ability to meet our payment and other obligations under our indebtedness depends on our ability to generate significant cash flow in the future. This, to some extent, is subject to general economic, financial, competitive, legislative and regulatory factors as well as other factors that are beyond our control. There is no assurance that our business will generate cash flow from operations, or that future borrowings will be available to us under our existing or any amended credit facilities or otherwise, in an amount sufficient to enable us to meet our payment obligations under the debentures and our other debt and to fund other liquidity needs. If we are not able to generate sufficient cash flow to service our debt obligations, we may need to refinance or restructure our debt, including the debentures, sell assets, reduce or delay capital investments, or seek to raise additional capital. If we are unable to implement one or more of these alternatives, we may not be able to meet our payment obligations under the debentures and our other debt.

Risks Related to Our Relationship with Cypress Semiconductor Corporation

As long as Cypress controls us, the ability of our other stockholders to influence matters requiring stockholder approval will be limited.

As of February 23, 2007, Cypress owned all 52,033,287 shares of outstanding SunPower class B common stock, representing approximately 70% of the total outstanding shares of SunPower common stock, or approximately 64% of such shares on a fully diluted basis after taking into account outstanding options, and 95% of the voting power of SunPower’s outstanding capital stock. Shares of class A common stock and class B common stock have substantially similar rights, preferences and privileges except with respect to voting and conversion rights and other protective provisions. Shares of class B common stock are entitled to eight votes per share of class B common stock, and shares of class A common stock are entitled to one vote per share of class A common stock. If Cypress transfers shares of class B common stock to any party other than a successor in interest or a subsidiary of Cypress prior to a tax-free distribution to its stockholders, those shares would automatically convert into shares of class A common stock. Other than through such transfers or voluntary conversions by Cypress of shares of class B common stock into shares of class A common stock, only at such time, if at all, that Cypress, its successors in interest (not including its stockholders following a dissolution) and its subsidiaries collectively own less than 40% of the shares of all classes of our common stock then outstanding will all shares of class B common stock automatically convert into shares of our class A common stock on a one-for-one basis. Until such time, by virtue of the voting power afforded the shares of class B common stock, Cypress will be able to effectively elect all of the members of our board of directors.

In addition, until such time as Cypress, its successors in interest and its subsidiaries collectively own less than 40% of the shares of all classes of our common stock then outstanding and Cypress is no longer consolidating us for accounting purposes, Cypress will have the ability to take stockholder action without the vote of any other stockholder and, by virtue of the voting power afforded the shares of class B common stock, investors will not be able to affect the outcome of any stockholder vote during this period. As a result, Cypress will have the ability to control all matters affecting us, including:

•

the composition of our board of directors and, through the board of directors, any determination with respect to the Combined Company’s business plans and policies, including the appointment and removal of officers;

•	any determinations with respect to mergers and other business combinations;

•	our acquisition or disposition of assets;

•	our financing activities;

•	changes to the agreements providing for our separation from Cypress;

•	the allocation of business opportunities that may be suitable for us;

•	the payment of dividends on the class A common stock; and

•	the number of shares available for issuance under our stock plans.

Cypress’s voting control may discourage transactions involving a change of control of SunPower, including transactions in which holders of class A common stock might otherwise receive a premium for their shares over the then current market price. Except for a limited time in connection with the Merger, Cypress is not prohibited from selling a controlling interest in us to a third party and may do so without approval of holders of class A common stock and without providing for a purchase of class A common stock. Accordingly, shares of class A common stock may be worth less than they would be if Cypress did not maintain voting control over us.

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

Our historical financial information does not necessarily reflect what our financial position, results of operations or cash flows would have been had we been an independent entity. The historical costs and expenses reflected in our audited and unaudited consolidated financial statements include an allocation for certain corporate functions historically provided by Cypress, including centralized legal, tax, treasury, information technology, employee benefits and other Cypress corporate services and infrastructure costs. These expense allocations were based on what we and Cypress considered reasonable reflections of the utilization of services provided or the benefit received by us. Our historical financial information is not necessarily indicative of what our results of operations, financial position, cash flows or costs and expenses will be in the future. We have not made adjustments to such historical financial information to reflect many significant changes that occurred or may yet occur in our cost structure, funding and operations as a result of our separation from Cypress, including changes in our employee base, changes in our tax structure, potential increased costs associated with reduced economies of scale and increased costs associated with being a publicly traded, stand-alone company.

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

We have entered into a tax sharing agreement with Cypress, under which we and Cypress agree to indemnify one another for certain taxes and similar obligations that the other party could incur under certain circumstances. In general, we will be responsible for taxes relating to our business. Furthermore, we may be held jointly and severally liable for taxes determined on a consolidated basis even though Cypress is required to indemnify us for its taxes pursuant to the tax sharing agreement. After the date we cease to be a member of Cypress’ consolidated group for federal income tax purposes or state income tax purposes, as and to the extent that we become entitled to utilize on our separate tax returns portions of those credit or loss carryforwards existing as of such date, we will distribute to Cypress the tax effect (estimated to be 34% for federal income tax purposes) of the amount of such tax loss carryforwards so utilized and the amount of any credit carryforwards so utilized. We will distribute these amounts to Cypress in cash or in our shares, at our option. Upon completion of our follow-on public offering of class A common stock in June 2006, we were no longer considered to be a member of Cypress’ consolidated group for federal income tax purposes. Accordingly, we will be subject to the obligations payable to Cypress for any federal income tax credit or loss carryforwards utilized in its federal tax returns. As of December 31, 2006, we had approximately $50.6 million of federal net operating loss carryforwards and approximately $4.8 million of California net operating loss carryforwards, meaning that such potential future payments to Cypress, which would be made over a period of several years, would therefore aggregate between $15.0 million and $16.0 million.

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

For example, under the current tax rules, if Cypress were to make a complete distribution of its class B common stock and our total outstanding capital stock at the time of such distribution was 69,000,000 shares, unless we qualified for one of several safe harbor exemptions available under the Treasury Regulations, in order to avoid our indemnification obligation to Cypress, we could not, for up two years from the date of Cypress’ distribution, issue 69,000,000 or more shares of class A common stock, nor could we participate in one or more transactions (excluding the distribution itself) in which 34,500,000 or more shares of our then existing class A common stock were to be acquired in connection with a plan or series of related transactions that includes the distribution. In addition, these limits could be lower depending on certain actions that we or Cypress might take before or after a distribution. If we were to participate in such a transaction, assuming Cypress distributed 52,000,000 shares, Cypress’ top marginal income tax rate is 40% for federal and state income tax purposes, the fair market value of our class B common stock is $42.00 per share and Cypress’ tax basis in such stock is $5.00 per share on the date of their distribution, then our liability under our indemnification obligation to Cypress would be approximately $769.6 million.

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

Because Cypress is not obligated to distribute to its stockholders or otherwise dispose of our common stock that it owns, we will continue to be subject to the risks described above relating to Cypress’ control of us if Cypress does not complete such a transaction.

Cypress is not obligated to distribute to its stockholders or otherwise dispose of the shares of our class B common stock that it beneficially owns, although it might elect to do so in the future. Cypress announced on October 6, 2006 and reiterated on October 19, 2006 that it was exploring ways in which to allow its stockholders to fully realize the value its investment in us. Cypress has made public statements since October 19, 2006 that were consistent with these announcements. Moreover, completion of any such transaction could be contingent upon, among other things, the receipt of a favorable tax ruling from the Internal Revenue Service and/or a favorable opinion of Cypress’ tax advisor as to the tax-free nature of such a transaction for U.S. federal income tax purposes.

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

ITEM 1B: UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2: PROPERTIES

Our corporate headquarters is located in San Jose, California, where we occupy approximately 44,000 square feet under a lease from Cypress that expires in May 2011. We also lease from Cypress approximately 215,000 square feet in the Philippines, which serves as our solar cell manufacturing facility. This lease expires in July 2021 and it contains a right to purchase the facility from Cypress at any time at Cypress’ original purchase price of approximately $8.0 million plus interest computed on a variable index starting on the date of purchase by Cypress until the sale to us, unless such purchase option is exercised after a change of control of our company, in which case the purchase price shall be at a market rate, as reasonably determined by Cypress. Under the lease, we would pay Cypress at a rate equal to the cost to Cypress for the facility until the earlier of 10 years from

November 22, 2005 or a change of control of our company. Thereafter, we will pay market rent for the facility. In December 2005 we leased from an unaffiliated third party approximately 46,300 square foot building in the Philippines for five years, with an option to extend the lease at market rental rates when the term expires. In August 2006, we purchased a 344,000 square feet building in the Philippines. This facility is approximately 20 miles from our existing facilities and is being facilitized to house up to 10 solar cell manufacturing lines. We expect this facility to commence production of the first two to three solar cell lines during 2007. We may require additional space in the future, which may not be available on commercially reasonable terms or in the location we desire.

PowerLight’s corporate headquarters are located in Berkeley, California, where we occupy approximately 26,700 square feet for our corporate offices and approximately 16,700 square feet for our primary assembly plant. PowerLight currently does not own any real property and, therefore, leases the use of these facilities from unaffiliated third parties under leases that expire at various times, beginning in August 2007. From time to time, PowerLight supplements the capacity of our Berkeley assembly plant by utilizing third-party contractors. In addition to these facilities, we also have sales and support offices in New Jersey, Southern California, Europe and South Korea. PowerLight’s European headquarters are located in Geneva, Switzerland. PowerLight maintains a construction office in Regensburg, Germany.

In December 2006, PowerLight entered into an eleven-year lease agreement for a 175,000 square foot facility in Richmond, California, for office, light industrial and research and development use. PowerLight’s move to the new facility is scheduled for the fourth quarter of 2007.

ITEM 3: LEGAL PROCEEDINGS

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

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5: MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our class A common stock is listed on the NASDAQ Global Market under the trading symbol “SPWR.” The high and low trading price of our Series A common stock during the period commencing on November 17, 2005 (our initial public offering date) through December 31, 2005 were $34.75 and $18.00, respectively. The high and low trading price of our Series A common stock during fiscal year 2006 is as follows:

	Low	High
Fiscal 2006:
First quarter	$29.08	$45.09
Second quarter	24.60	42.00
Third quarter	23.75	34.25
Fourth quarter	26.35	40.00

As of February 23, 2007, there were approximately 29 record holders of our class A common stock and there was one record holder of our class B common stock. A substantially greater number of holders of our class A common stock are in “street name” or beneficial holders, whose shares are held of record by banks, brokers and other financial institutions.

Dividends

We have never declared or paid any cash dividend on our capital stock, and we do not currently intend to pay any cash or dividends on our common stock in the foreseeable future. We intend to retain future earnings, if any, to finance the operation and expansion of our business.

Our bank credit facilities place restrictions on us and our subsidiaries’ ability to pay cash dividends. Additionally, our debentures issued in February 2007 allow the holders to convert their bonds into our common stock if we declare a dividend that on a per share basis exceeds 10% of our common stock’s market price.

Equity Compensation Plan Information

The following table provides certain information as of December 31, 2006 with respect to the Company’s equity compensation plans under which equity securities of the Company are authorized for issuance (in thousands, except dollar figures):

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)
Equity compensation plans approved by security holders	4,949		$3.99	147
Equity compensation shares not approved by security holders	31	(1)	2.04	—

Total	4,980		3.97	147

(1)	Represents stock options issued to three consultants and one employee on June 17, 2004 for their service in marketing and business development projects. Such options have exercise prices ranging from $0.66 to $2.50 and vest over periods ranging from immediate vesting to five-year vesting.

Company Stock Price Performance

The following graph compares the performance of an investment in our class A common stock from the pricing of our initial public offering on November 17, 2005 through December 31, 2006, with the NASDAQ Market Index and with four comparable issuers: Evergreen Solar, Energy Conversion Devices, SolarWorld and Solon AG. The graph assumes $100 was invested on November 17, 2005 in our class A common Stock at the IPO price of $18.00 per share and at the closing prices for the NASDAQ Market Index and each of our peer issuers. It also assumes that any dividends were reinvested on the date of payment without payment of any commissions. The performance shown in the graph represents past performance and should not be considered an indication of future performance.

ASSUMES $100 INVESTED ON NOVEMBER 17, 2005

ASSUMES DIVIDEND REINVESTED

FISCAL YEAR ENDED DECEMBER 31, 2006

	11/17/05	12/30/05	12/31/06
SunPower Corporation	$100.00	$133.56	$146.05
NASDAQ Market Index	100.00	99.32	108.77
Evergreen Solar	100.00	89.27	63.45
Energy Conversion Devices	100.00	130.15	108.53
SolarWorld	100.00	94.63	160.70
Solon AG	100.00	99.11	91.85

ITEM 6: SELECTED CONSOLIDATED FINANCIAL DATA

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

The selected consolidated balance sheet data as of December 31, 2006 and 2005, and the selected consolidated statements of operations data for fiscal years ended December 31, 2006 and 2005, the periods from January 1, 2004 to November 8, 2004 and from November 9, 2004 to December 31, 2004 have been derived from our audited consolidated financial statements included elsewhere in this Form 10-K. The selected consolidated balance sheet data as of December 31, 2003 and 2002 and the selected consolidated statements of operations data for the year ended December 31, 2002 have been derived from our audited consolidated financial statements not included in this Annual Report on Form 10-K.

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

In 2002, we reported our results of operations on a calendar year-end basis. In fiscal 2003, we began to report our results of operations on the basis of 52 or 53-week periods, ending on the Sunday closest to December 31. Fiscal 2003 ended on December 28, 2003 and included 52 weeks. The combined periods of fiscal 2004 ended on January 2, 2005 and included 53 weeks. Fiscal 2005 ended on January 1, 2006, fiscal 2006 ended on December 31, 2006 and each fiscal year included 52 weeks. Our fiscal quarters end on the Sunday closest to the end of the applicable calendar quarter, except in a 53-week fiscal year in which the additional week falls into the fourth quarter of that fiscal year. For presentation purposes only, the consolidated financial statements and notes refer to the calendar year-end and month-end of each respective period.

On January 10, 2007 we completed the acquisition of PowerLight, a leading global provider of large-scale solar power systems. PowerLight designs, manufactures, markets and sells solar electric power system technology that integrates solar cells and solar panels manufactured by us and other suppliers to convert sunlight to electricity compatible with the utility network. PowerLight also provides solar power systems to end customers on a turn-key, whole-solution basis by developing, engineering, procuring permits and equipment for, managing construction of, offering access to financing for, and providing monitoring, operations and maintenance services for large-scale roof-mounted and ground-mounted solar power applications. PowerLight’s customers include industrial, commercial and public sector entities, investors, value-added resellers, utilities and production home builders. PowerLight’s solar power systems generate electricity over a system design life typically exceeding 25 years. PowerLight’s solar power systems are principally designed to be used in large-scale applications exceeding 300 kilowatts, including the development of solar production home communities. PowerLight has completed or is in the process of completing over 300 projects worldwide, rated in aggregate at over 100 megawatts peak capacity. In the United States, PowerLight typically sells solar power systems rated up to one megawatt of capacity to provide a supplemental, distributed source of electricity for a customer’s facility. In Europe and South Korea, PowerLight’s products and systems are often purchased by third party investors as central station solar power plants, typically rated from one to 20 megawatts, which generate electricity for sale under tariff to regional and public utilities.

The following selected consolidated financial information do not include PowerLight’s statements of operations or balance sheet data.

	Successor Company			Predecessor Company
	Year Ended December 31,		Nov. 9 Through Dec. 31, 2004	Jan. 1 Through Nov. 8, 2004	Year Ended December 31,
(In thousands, except per share data)	2006	2005			2003	2002
Consolidated Statements of Operations Data
Revenue	$236,510	$78,736	$4,055	$6,830	$5,005	$4,055

Costs and expenses:
Cost of revenue	186,042	74,353	6,079	9,498	4,987	3,198
Research and development	9,684	6,488	1,417	12,118	9,816	2,532
Sales, general and administrative	21,677	10,880	1,111	4,713	3,238	1,396

Total costs and expenses	217,403	91,721	8,607	26,329	18,041	7,126

Operating income (loss)	19,107	(12,985)	(4,552)	(19,499)	(13,036)	(3,071)
Interest income	10,086	1,591	3	15	—	—
Interest expense	(1,809)	(3,185)	(1,072)	(3,759)	(1,509)	(493)
Other income (expense), net	1,077	(1,214)	12	(59)	—	31

Income (loss) before income tax provision	28,461	(15,793)	(5,609)	(23,302)	(14,545)	(3,533)
Income tax provision	1,945	50	—	—	—	—

Net income (loss)	$26,516	$(15,843)	$(5,609)	$(23,302)	$(14,545)	$(3,533)

Net income (loss) per share:
Basic(1)	$0.40	$(0.68)	$(2,804.50)	$(5.51)	$(3.50)	$(1.11)

Diluted(1)	$0.37	$(0.68)	$(2,804.50)	$(5.51)	$(3.50)	$(1.11)

Weighted-average shares:
Basic (1)	65,864	23,306	2	4,230	4,156	3,188

Diluted(1)	71,087	23,306	2	4,230	4,156	3,188

(1)	The basic and diluted net income (loss) per share computation excludes potential shares of common stock issuable upon conversion of convertible preferred stock and exercise of options and warrants to purchase common stock when their effect would be antidilutive. See Note 4 of the notes to our consolidated financial statements for a detailed explanation of the determination of the shares used in computing basic and diluted net loss per share.

	Successor Company			Predecessor Company
	As of December 31,			As of December 31,
(in thousands)	2006	2005	2004	2003	2002
Consolidated Balance Sheet Data
Cash and cash equivalents	$165,596	$143,592	$3,776	$5,588	$345
Working capital (deficiency)	228,269	155,243	(54,314)	(28,574)	(3,090)
Total assets	576,836	317,654	89,646	30,891	9,254
Deferred tax liabilities	46	336	—	—	—
Notes payable to Cypress, net of current portion	—	—	21,673	5,312	—

Customer advances, net of current portion	27,687	28,438	—	—	—
Convertible preferred stock	—	—	8,552	9,366	9,366

Total stockholders’ equity (deficit)	488,771	258,650	(10,664)	(20,479)	(6,022)

ITEM 7: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

General

We design, manufacture, market and sell solar power products, systems and services. Our products are based on our proprietary processes and technologies. We have spent more than 15 years developing high performance solar cells, which are semiconductor devices that directly convert sunlight into electricity. We believe our solar cells have the highest conversion efficiency, a measurement of the amount of sunlight converted by the solar cell into electricity, available for the mass market. We believe our solar cells provide superior performance, including the ability to generate up to 50% more power per unit area, superior aesthetics with our uniformly black surface design and efficient use of silicon compared with conventional solar cells.

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

On January 10, 2007 we completed the acquisition of PowerLight Corporation (“PowerLight”), a leading global provider of large-scale solar power systems. PowerLight designs, manufactures, markets and sells solar electric power system technology that integrates solar cells and solar panels manufactured by us and other suppliers to convert sunlight to electricity compatible with the utility network. PowerLight also provides solar power systems to end customers on a turn-key, whole-solution basis by developing, engineering, procuring permits and equipment for, managing construction of, offering access to financing for, and providing monitoring, operations and maintenance services for large-scale roof-mounted and ground-mounted solar power applications. PowerLight’s financial results are not included in our results for any periods prior to the acquisition date.

Discussions regarding the impact of the PowerLight acquisition on our future financial condition and results of operations are included, where applicable, herein.

In February 2007, we issued $200.0 million in principal amount of our 1.25% senior convertible debentures (“Debentures”). Interest on the Debentures will be payable on February 15 and August 15 of each year, commencing August 15, 2007. The Debentures will mature on February 15, 2027. Holders may require us to repurchase all or a portion of their Debentures on each of February 15, 2012, February 15, 2017 and February 15, 2022, or if we experience certain types of corporate transactions constituting a fundamental change. Any repurchase of the Debentures pursuant to these provisions will be for cash at a price equal to 100% of the principal amount of the Debentures to be repurchased plus accrued and unpaid interest. In addition, we may redeem some or all of the Debentures on or after February 15, 2012 for cash at a redemption price equal to 100% of the principal amount of the Debentures to be redeemed plus accrued and unpaid interest.

Concurrent with the offering of Debentures, we lent 2.9 million shares of our class A common stock, all of which are being borrowed by an affiliate of Lehman Brothers Inc. (“LBIE”), one of the underwriters of the Debentures. We will not receive any proceeds from that offering of class A common stock, but we will receive a nominal lending fee of $0.001 per share for each share of common stock that is loaned pursuant to the share lending agreement.

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

From 2002 until the closing of our initial public offering of 8.8 million shares of class A common stock on November 22, 2005, we financed our operations primarily through sale of equity to and borrowings from Cypress totaling approximately $142.8 million. As of February 23, 2007, Cypress owned all 52,033,287 shares of outstanding SunPower class B common stock, representing approximately 75% of the total outstanding shares of SunPower common stock, or approximately 70% of such shares on a fully diluted basis after taking into account outstanding options, and 96% of the voting power of SunPower’s outstanding capital stock. We received net proceeds from our IPO of approximately $145.6 million. In June 2006, we completed a follow-on public offering of 7.0 million shares of our common stock, at a per share price of $29.50, and received net proceeds of $197.4 million.

In February 2007, we issued $200.0 million in principal amount of 1.25% senior convertible debentures with interest payable on February 15 and August 15 of each year, commencing August 15, 2007. The senior convertible debentures will mature on February 15, 2027. See Note 17 of the notes to our consolidated financial statements.

Excluding PowerLight, our employee base has increased from 66 full-time employees as of December 31, 2002 to 1,572 as of December 31, 2006 with most of the increase coming from hiring at our facility in the Philippines related to our increased manufacturing capacity. We have also increased headcount in research and development as well as sales, general and administrative functions as we prepare for anticipated continuing growth of our business.

We sell our solar power products to system integrators and original equipment manufacturers, or OEMs. Our solar panels are assembled for us by both our Philippines panel manufacturing facility and a third-party subcontractor located in China. System integrators typically design and sell complete systems that include our solar panels along with additional required system components. In North America, our system integrators also incorporate our inverters in their system offerings. Our two largest customers for our solar power products are Conergy and Solon.

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

To date, the majority of our revenue from our solar power products has been generated from two systems integrator customers in Europe. A significant number of the systems designed and manufactured by our customers are then sold to OEMs, who in turn sell the systems to end customers, including to customers outside of Europe. Our international sales accounted for approximately 68%, 70% and 44% of our total revenue in fiscal years 2006, 2005 and combined fiscal 2004, respectively. We anticipate that a significant amount of our total revenue will continue to be generated by sales to customers outside the United States. A significant portion of our sales are denominated in Euros.

Cypress has agreed to provide specified manufacturing and support services such as legal, tax, treasury and employee benefits services to us for a limited period from the date of our initial public offering so long as Cypress owns a majority of the aggregate number of shares of all classes of our common stock.

On January 10, 2007 we completed the acquisition of PowerLight, a leading global provider of large-scale solar power systems. PowerLight designs, manufactures, markets and sells solar electric power system technology that integrates solar cells and solar panels manufactured by us and other suppliers to convert sunlight to electricity compatible with the utility network. PowerLight also provides solar power systems to end customers on a turn-key, whole-solution basis by developing, engineering, procuring permits and equipment for, managing construction of, offering access to financing for, and providing monitoring, operations and maintenance services for large-scale roof-mounted and ground-mounted solar power applications. PowerLight’s customers include industrial, commercial and public sector entities, investors, value-added resellers, utilities and production home builders. PowerLight’s solar power systems generate electricity over a system design life typically exceeding 25 years. PowerLight’s solar power systems are principally designed to be used in large-scale applications exceeding 300 kilowatts, including the development of solar production home communities. PowerLight has completed or is in the process of completing over 300 projects worldwide, rated in aggregate at over 100 megawatts peak capacity. In the United States, PowerLight typically sells solar power systems rated up to one megawatt of capacity to provide a supplemental, distributed source of electricity for a customer’s facility. In Europe and South Korea, PowerLight’s products and systems are often purchased by third party investors as central station solar power plants, typically rated from one to 20 megawatts, which generate electricity for sale under tariff to regional and public utilities.

Where reference to PowerLight historical 2006 financial information is provided, such information is presented as of and for the nine months ended September 30, 2006, the latest available unaudited interim financial information. Selected unaudited financial information for PowerLight is as follows: Revenue of $140.1 million, cost of revenue of $120.6 million, research and development expense of $0.5 million, selling, general and administrative expenses of $15.1 million.

Financial Operations Overview

The following describes certain line items in our statements of operations.

Total Revenue

We generate product revenue from sales of our solar cells, solar panels, inverters, imaging detectors and infrared detectors. Excluding PowerLight, solar power products accounted for 94% and 85% of our product revenue in fiscal 2006 and 2005, respectively, and 36% of our combined product revenue in 2004. Detector products and other revenue accounted for 6%, 15% and 64% of product revenue in fiscal 2006, 2005 and combined product revenue in fiscal 2004, respectively. Factors affecting our revenue include unit volumes shipped, average selling prices, product mix and product demand. We have experienced quarter-over-quarter unit volume increases in shipments of our solar power products since their commercial introduction in the fourth quarter of 2004. During this period, we have experienced modest increases in average selling prices for our solar power products primarily due to the strength of end-market demand, coupled with increased raw material prices used in the manufacture of our products. Over the next several years, we expect average selling prices for our solar power products to decline as the market becomes more competitive, as certain products mature and as manufacturers are able to lower their manufacturing costs and pass on some of the savings to their customers. This is similar to our historical experience with our infrared detector products.

Our PowerLight business that was acquired on January 10, 2007 primarily sells its solar systems directly to end customers and to third party investors under engineering, procurement and construction, or EPC, contracts. In the United States where customers utilize rebate programs in connection with projects rated one megawatt or less of capacity, the PowerLight business typically sells solar systems rated up to one megawatt of capacity to provide a supplemental, distributed source of electricity for a customer’s facility. In Europe and South Korea, PowerLight systems are often purchased by third-party investors as central station solar power plants, typically rated from one to 20 megawatts, which generate electricity for sale under tariff to regional and public utilities. Our PowerLight business also sells its solar systems through value-added resellers, or VARs, in the United States, Europe and Asia or under materials-only sales contracts in the United States, Europe and Asia. The balance of our PowerLight revenues are generally derived from sales to new home builders for residential applications, and maintenance revenue.

For 2005 and the nine months ended September 30, 2006, 86% and 73%, respectively, of the total worldwide revenues of PowerLight were from construction contracts. Prior to 2004, PowerLight’s revenues were primarily derived from construction contracts in the United States. For 2005 and the nine months ended September 30, 2006, 8% and 34%, respectively, of the total worldwide revenues of PowerLight were from international contracts. For the same periods, 14% and 27%, respectively, of the total worldwide revenues of PowerLight were from VAR and materials-only sales contracts, with most of these revenues resulting from sales in the United States.

Cost of Revenue

Our cost of revenue consists primarily of silicon ingots and wafers for the production of solar cells, along with other materials such as chemicals and gases that are needed to transform silicon wafers into solar cells. Other factors contributing to cost of revenue include amortization of intangible assets, depreciation, salaries, personnel-related costs, facilities expenses and manufacturing supplies associated with solar cell fabrication. For our solar panels, our cost of revenue includes raw materials such as glass, frame, backing and other materials, as well as the assembly costs we pay to our third-party subcontractor in China. Additionally, we operate a solar panel assembly facility in the Philippines which incurs labor, depreciation, utilities and other occupancy costs. For our detector products, our cost of revenue includes the cost of silicon wafers, which is charged to us by our manufacturing contractor, Cypress, and our packaging and test costs. We expect cost of revenue to increase in absolute dollars as we bring on additional capacity and increase our product volume. We anticipate continued increases in our cost of polysilicon during 2007 which will also contribute to higher cost of revenue. Despite the absolute increase in cost of revenue dollars, we expect our cost of revenue to fluctuate as a percentage of revenue depending on many factors such as capacity utilization, production yields and product sales mix.

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

Our gross profit each quarter is affected by a number of factors, including average selling prices for our products, our product mix, our actual manufacturing costs, the utilization rate of our wafer fabrication facility and changes in amortization of intangible assets. To date demand for our solar power products has been robust and our production output has increased allowing us to spread a significant amount of our fixed costs over relatively high production volume, thereby reducing our per unit fixed cost. We currently operate four solar cell manufacturing lines with total production capacity of 108 megawatts per year. We purchased a building in the Philippines that is expected to eventually house 10 solar cell production lines with a total factory output capacity of over 300 megawatts per year. As we build additional manufacturing lines or facilities, our fixed costs will increase, and the overall utilization rate of our wafer fabrication facilities could decline, which could negatively impact our gross profit. This decline may continue until a line’s manufacturing output reaches its rated practical capacity.

From time to time, we enter into agreements whereby the selling price for certain of our solar power products is fixed over a defined period. An increase in our manufacturing costs, including raw polysilicon, silicon ingots and wafers, over such a defined period could have a negative impact on our overall gross profit. Our gross profit may also be impacted by fluctuations in manufacturing yield rates certain adjustments for inventory reserves. We expect our gross profit to increase over time as we improve our manufacturing processes and as we grow our business and leverage certain of our fixed costs. An expected increase in gross profit based on manufacturing efficiencies, however, could be partially or completely offset by increased raw material costs or decreased revenue. Our inventory policy is described in more detail under “Critical Accounting Policies and Estimates.”

The cost of revenue of our PowerLight business consists primarily of solar panels, mounting systems, inverters and subcontractor costs. Other factors contributing to cost of revenue include depreciation, salaries, personnel-related costs, royalties, legal costs and manufacturing supplies associated with contracting revenues. Starting in 2005 and continuing throughout 2006, PowerLight has experienced marked increases in its cost of solar panels, which is the single largest cost element in its construction costs. The increased cost of polysilicon has become the most significant factor in the increased cost of solar panels in 2005 and 2006.

Almost all of the construction contracts for our PowerLight business are fixed price contracts. However, PowerLight has in several instances received authorization to bill for additional unexpected project costs due to various reasons. PowerLight also has long term agreements for solar cell and panel purchases with several major solar panel manufacturers, some with liquidated damages and/or take or pay type arrangements. An increase in our PowerLight project costs, including solar panel, inverter, steel and subcontractor costs, over the term of a construction contract could have a negative impact on our overall gross profit. We expect that amortization of PowerLight’s identifiable intangible assets will significantly reduce our gross margin.

Operating Expenses

Our operating expenses include research and development expense and sales, general and administrative expense. Research and development expense consists primarily of salaries and related personnel costs, depreciation and the cost of solar cells and solar panel materials and services used for the development of products, including experiment and testing. We expect our research and development expense to increase in absolute dollars as we continue to develop new processes to further improve the conversion efficiency of our solar cells and reduce their manufacturing cost, and as we develop new products to diversify our product offerings. We expect our research and development expense to decrease as a percentage of revenue over time, assuming our revenue increases as we expect. Research and development expenses are reported net of any grant funding received under contracts with governmental agencies because such contracts are considered collaborative arrangements. Excluding PowerLight, during 2005 we entered into a three-year cost-sharing research and development project with the National Renewable Energy Laboratory to fund the design of our next generation solar panels. Payments received under this contract help offset our research and development expense. This contract is expected to fund approximately $1.0 million per year of our research and development expense through May 2008.

PowerLight’s research and development for solar electric products has been primarily funded by grants from government agencies. These grants typically are structured such that only direct costs and general and administrative expenses that satisfy government accounting regulations are reimbursed, without any additional markup. PowerLight received $0.9 million and $1.5 million in grant funding in 2004 and 2005, respectively, and $1.0 million in grant funding in the first nine months of 2006. In addition, PowerLight’s grant contracts will usually require us to pay to the granting governmental agency certain royalties based on sales of products developed with grant funding. Our PowerLight business has various research and development contracts (in progress and completed) with state agencies in California and New York whereby we are obligated to pay royalties. Royalties paid to governmental agencies will be charged to the cost of goods sold. In the first quarter of 2007, we expect to incur approximately $4.4 million of research and development expense associated with our purchase of PowerLight’s in-process research and development projects that have not achieved technological feasibility and have no anticipated alternative uses as of the acquisition date.

Sales, general and administrative expense for our business including PowerLight consists primarily of salaries and related personnel costs, professional fees, insurance and other selling and marketing expenses. We expect our sales, general and administrative expense to increase in absolute dollars as we expand our sales and marketing efforts, hire additional personnel, improve our information technology infrastructure and expenditures necessary to fund the anticipated growth of our business. We also expect sales, general and administrative expense to increase to support our operations as a public company, including compliance-related costs. However, assuming our revenue increases as we expect, over time we anticipate that our sales, general and administrative expense will decrease as a percentage of revenue.

We anticipate that our stock-based compensation expense will increase markedly as a result of the PowerLight acquisition.

Interest Income

Interest income consisted of interest earned on cash and cash equivalents and short-term investments.

Interest Expense

Historically, interest expense consisted of interest associated with indebtedness to Cypress and the fair value of warrants issued to Cypress which were reflected as interest expense using the effective interest method for financial reporting purposes. Interest expense also included expense related to outstanding advances from customers. See Note 11 of the notes to our consolidated financial statements. On February 2, 2007, we completed a public offering of $200 million in principal amount of 1.25% Senior Convertible Debentures (the “Debentures”). We expect that interest expense on the Debentures will be approximately $0.6 million per quarter assuming that all of the Debentures remain outstanding.

Other Income (Expense), Net

Other income (expense), net consists primarily of gains or losses from foreign exchange, foreign exchange hedging contracts, and interest earned on our cash and investments.

Provision for Income Taxes

For financial reporting purposes, income tax expense and deferred income tax balances were calculated as if we were a separate entity and had prepared our own separate tax return. Effective with the closing of our public offering of common stock in June 2006, we are no longer eligible to file consolidated tax returns with Cypress. Deferred tax assets and liabilities are recognized for temporary differences between financial statement and income tax bases of assets and liabilities. Valuation allowances are provided against deferred tax assets when management cannot conclude that it is more likely than not that some portion or the entire deferred tax asset will be realized. Any payments we make to Cypress when we utilize certain tax attributes will be accounted for as an equity transaction with Cypress. See Notes 1, 3 and 8 of the notes to our consolidated financial statements.

As of December 31, 2006, prior to the acquisition of PowerLight, we had federal net operating loss carryforwards of approximately $50.6 million. These federal net operating loss carryforwards expire at various dates from 2011 through 2026. We had California state net operating loss carryforwards of approximately $4.8 million as of December 31, 2006, which expire in 2007 through 2012. We also had research and development credit carryforwards of approximately $2.1 million for both federal and state tax purposes. We have provided a valuation allowance on our deferred tax assets, consisting primarily of net operating loss carryforwards, because of the uncertainty of their realizability. In the event we determine that the realization of these deferred tax assets associated with the Cypress acquisition is more likely than not, the reversal of the related valuation allowance will first reduce goodwill, then intangible assets and lastly as a reduction to the provision for taxes. Due in part to equity financings, we experienced “ownership changes” as defined in Section 382 of the Code. Accordingly, our use of a portion of the net operating loss carryforwards and credit carryforwards is limited by the annual limitations described in Sections 382 and 383 of the Code. Additionally, we do not expect the acquisition of PowerLight to materially affect the amounts of our consolidated net operating loss or tax carryforwards as of the January 10, 2007 acquisition date.

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

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based on our financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Our most critical policies include: (a) revenue recognition, which impacts the recording of revenue; (b) allowance for doubtful accounts, which impacts general and administrative expense; (c) warranty reserves, which impact cost of revenue and gross margin; (d) valuation of inventories, which impacts cost of revenue and gross margin; (e) stock option valuation, which impacts disclosure and cost of revenue and operating expenses; (f) valuation of long-lived assets, which impacts write-offs of goodwill and other intangible assets; (g) valuation of goodwill impairment, which impacts operating expense and net income; and (h) accounting for income taxes which impacts our net income. We also have other key accounting policies that are less subjective, and therefore, judgments in their application would not have a material impact on our reported results of operations. The following is a discussion of our most critical policies related to SunPower as of and for the year ended December 31, 2006, as well as the estimates and judgments involved.

Revenue Recognition

We sell our products to system integrators and OEMs and recognize revenue when persuasive evidence of an arrangement exists, the product has shipped, title and risk of loss has passed to the customer, the sales price is fixed and determinable, collectibility of the resulting receivable is reasonably assured and the rights and risks of ownership have passed to the customer. We do not currently have any significant post-shipment obligations, including installation, training or customer acceptance clauses with any of our customers, which could have an impact on revenue recognition. As such, we record revenue and trade receivables for the selling price when the above conditions are met. Our revenue recognition is consistent across product lines and sales practices are consistent across all geographic locations.

We also enter into development agreements with some of our customers. Development revenue is recognized under the proportionate performance method, with the associated costs included in research and development expense. We estimate the proportionate performance of our development contracts based on an analysis of progress toward completion.

Allowance for Doubtful Accounts

We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. We make our estimates of the collectibility of our accounts receivable by analyzing historical bad debts, specific customer creditworthiness and current economic trends. The allowance for doubtful accounts was $557,000 and $317,000 as of December 31, 2006 and 2005, respectively. If the financial condition of our customers were to deteriorate such that their ability to make payments was impaired, additional allowances could be required.

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

Determining the appropriate fair value model and calculating the fair value of share-based payment awards require the input of highly subjective assumptions, including the expected life of the share-based payment awards and stock price volatility. The assumptions used in calculating the fair value of share-based payment awards represent management’s best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and we use different assumptions, our stock-based compensation expense could be materially different in the future. In addition, we are required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest. If our actual forfeiture rate is materially different from our estimate, the stock-based compensation expense could be significantly different from what we have recorded in the current period. See Note 14 of Notes to Consolidated Financial Statements.

Valuation of Long-Lived Assets

Our long-lived assets include manufacturing equipment and facilities as well as certain intangible assets. Our business requires heavy investment in manufacturing facilities that are technologically advanced but can quickly become significantly under-utilized or rendered obsolete by rapid changes in demand for solar power products produced in those facilities. On November 9, 2004, Cypress completed a reverse triangular merger with us in which each share of our then outstanding capital stock not owned by Cypress was exchanged at a value of $3.30 per share for shares of Cypress common stock having an equivalent aggregate value. This merger effectively gave Cypress 100% ownership of all of our outstanding shares of capital stock but left our unexercised outstanding warrants and options outstanding. As a result of that transaction, we were required to record Cypress’ cost of acquiring us in our financial statement by recording intangible assets including purchased technology, patents, trademarks, distribution agreement and goodwill. We evaluate our long-lived assets, including property, plant and equipment and purchased intangible assets with finite lives, for impairment whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. Since we operate in only one business segment, impairment of long-lived assets is assessed at the enterprise level. Factors considered important that could result in an impairment review include significant underperformance relative to expected historical or projected future operating results, significant changes in the manner of use of acquired assets or the strategy for our business and significant negative industry or economic trends. Impairments are recognized based on the difference between the fair value of the asset and its carrying value, and fair value is generally measured based on discounted cash flow analyses. We recorded a $461,000 impairment charge in fiscal 2005, related to certain equipment when we decommissioned our pilot wafer fab located in Cypress’ Round Rock, Texas facility. If there is a significant decrease in our business or profitability in the future, we may be required to record impairment charges in the future.

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

Certain Effects of the Merger on SunPower’s Financial Condition and Results of Operations

We have historically operated within only one reportable segment. As a result of the completion of our acquisition of PowerLight, we are presently evaluating whether or not the acquisition of the PowerLight business will result in our being required to report its financial results in more than one reportable segment.

The PowerLight acquisition is being accounted for under the purchase method of accounting, in accordance with the Statement of Financial Accounting Standards No. 141, Business Combinations. Under the purchase method of accounting, PowerLight’s results of operations and the impact of the completion of the acquisition will be reflected in our financial statements on a prospective basis. The following table shows our preliminary estimate of fiscal year 2007 to 2011 acquisition related stock-based compensation, amortization of intangible assets and in-process research and development expenses:

(in thousands)	2007	2008	2009	2010	2011
Stock-based compensation	$36,773	$36,863	$5,538	$5,066	$1,432
Amortization of intangible assets	25,954	15,800	15,800	15,800	8,305
In-process research and development	4,447	—	—	—	—

Total	$67,174	$52,663	$21,338	$20,866	$9,737

We have not completed our final calculation of the purchase price allocation and therefore these amounts remain subject to change based on a final determination of the closing balance sheet of PowerLight as of January 10, 2007. We anticipate that the estimated charges enumerated in the table above will be included in its future results of operations presented on a basis in accordance with generally accepted accounting principles (“GAAP”). In addition, we may incur certain other acquisition-related charges and/or restructuring expenses in the future that are not reflected in the table above.

New Critical Accounting Policies Resulting from Our Acquisition of PowerLight

Our acquisition of PowerLight represents our entry into a new line of business with different accounting policies. We are currently determining our accounting policies for the combined company and will report on any new critical accounting policies on our Quarterly Report on Form 10-Q for the first quarter of 2007. We expect that we will adopt new critical accounting policies regarding revenue recognition for PowerLight construction contracts and estimating the percentage of completion of such contracts, among other matters.

Results of Operations

PowerLight was a significant customer in 2006. Our historical results of operations do not reflect the financial results of PowerLight for any period prior to the PowerLight acquisition on January 10, 2007. Our results of operations for the first quarter of 2007 will include PowerLight results for the period subsequent to January 10, 2007. In each succeeding quarter thereafter, PowerLight’s results for the full quarter will be included in our results of operations. We expect that the results of operations of the PowerLight business will be material to the overall results of the combined company in future periods and, accordingly, our historical financial results, including those for 2006, are not expected to be indicative of our future results. The following table sets forth the percentage relationship of certain items to the Company’s revenue during the periods shown:

Revenue

Revenue and the year-over-year change were as follows:

	Successor Company			Predecessor Company		2005 vs. Combined 2004 Change
	Year Ended December 31,		Nov. 9 Through Dec. 31, 2004	Jan. 1 Through Nov. 8, 2004	2006 vs. 2005 Change
(dollars in thousands)	2006	2005
Revenue	$236,510	$78,736	$4,055	$6,830	200%	623%

We generate product revenue from sales of our solar cells, solar panels, inverters, imaging detectors and infrared detectors. Solar power products accounted for 94% of our revenue in 2006 compared with 85% in 2005. Imaging products and other revenue accounted for 6% of our revenue in 2006 compared with 15% in 2005. International sales accounted for approximately 68% and 70% of our total revenue for 2006 and 2005, respectively, and we expect international sales to remain a significant portion of overall sales for the foreseeable future. PowerLight had revenue of $140.1 million in the nine months ended September 30, 2006, and PowerLight’s revenue continued to increase sequentially through the end of 2006. Accordingly, we will experience a significant increase in revenue when PowerLight revenue is included in our revenue beginning in the first quarter of 2007. Our PowerLight revenue will be largely dependent on the status of large construction projects, and accordingly may fluctuate from period to period.

During the years ended December 31, 2006 and 2005, our revenues were $236.5 million and $78.7 million, respectively, which represent an increase of 200%. Our 2005 revenue increased 623% compared to our combined revenue in 2004 of $10.9 million. These significant increases in our revenue are primarily due to strong demand for and commercial introduction of our solar cells and solar panels which began commercial production in late 2004. Revenue from the sale of our solar cells and panels represented 94% of revenue in 2006 compared to 85% in 2005 and 36% of total combined revenue in 2004, driven by continued growth in demand for solar applications. Sales of our detector products represented 6%, 15% and 64% of total revenue in 2006, 2006 and combined 2004, respectively. As summarized in the table below, sales of solar products to PowerLight, Conergy and Solon collectively accounted for a significant portion of our revenues in each of the years in the three-year period ended December 31, 2006. Sales to PowerLight will not recur in future periods due to our acquisition of PowerLight. We will recognize revenue on solar panels supplied to our PowerLight business upon satisfaction of the criteria for that business to recognize revenue for the construction projects in which it uses our panels.

The marked revenue increases during each of 2005 and 2006 resulted from continued increases in unit production and unit shipments of both solar cells and solar panels as we have continued to expand our solar manufacturing capacity. During the first nine months of 2005, we had one solar cell manufacturing line in operation with an approximate annual production capacity of 25 megawatts. Since then, we added a second 25 megawatt line during the fourth quarter of 2005 and a third 25 megawatt production line began operations during the first quarter of 2006 and a fourth line with a rated capacity of 33 megawatts began production in the fourth quarter of 2006. We expect to commence production in our 5th, 6th and 7th solar cell lines in the second half of 2007. Each of these lines are expected to have a rated capacity of 35 megawatts per year.

During 2005 our selling prices of solar products was relatively stable and in 2006 we have experienced a slight increase in average selling prices for our solar products primarily due to the strength of end-market demand. However, we expect average selling prices for our solar power products to decline over time as the market becomes more competitive, as new products are introduced and as manufacturers are able to lower their manufacturing costs and pass on some of the savings to their customers, similar to our experience historically in our imaging products.

We have six customers that each accounted for more than 10 percent of our total revenue in one or more of the years ended December 31, 2006 and 2005, and for the periods from November 9, 2004 through December 31 2004 and for the period from January 1, 2004 through November 8, 2004, as follows:

	Successor Company			Predecessor Company
	Year Ended December 31,		Nov. 9 Through Dec. 31, 2004	Jan. 1 Through Nov. 8, 2004
	2006	2005
Significant customers:
Conergy AG	25%	45%	19%	*
Solon AG	24%	16%	50%	*
PowerLight Corporation**	16%	*	*	*
General Electric Company***	*	10%	*	*
Integration Associates	*	*	*	44%
Lite On Technology Corp.	*	*	*	14%

*	denotes less than 10% during the period
**	acquired by us on January 10, 2007
***	includes its subcontracting partner, Plexus Corp.

Cost of Revenue

Cost of revenue as a percentage of revenue and the year-over-year change were as follows:

	Successor Company			Predecessor Company		2005 vs. Combined 2004 Change
	Year Ended December 31,		Nov. 9 Through Dec. 31, 2004	Jan. 1 Through Nov. 8, 2004	2006 vs. 2005 Change
(dollars in thousands)	2006	2005
Cost of revenue	$186,042	$74,353	$6,079	$9,498	150%	377%
As a percentage of revenue	79%	94%	150%	139%
Gross margin percentage	21%	6%	(50)%	(39)%

During 2006, 2005 and combined 2004, our cost of revenue were $186.0 million, $74.4 million, and $15.6 million, respectively. The marked annual increases in our cost of revenues resulted from increased costs in all spending categories relating to operating more production lines and producing and selling substantially higher unit volumes of solar products. As a percentage of sales, our cost of revenues has continued to decline due to economies of scale, improved yields and declining fixed costs per unit associated with markedly higher production volume in 2006 compared to 2005 and also in 2005 compared to 2004 combined, although our raw materials costs have continued to increase. During the second half of 2006 we increased our estimated warranty reserve provision rates based on results of our recent testing that simulates adverse environmental conditions and potential failure rates our solar panels could experience during their 25-year warranty period. Warranty charges were $3.2 million, $0.4 million and $0.2 million during 2006, 2005 and combined 2004. Amortization of intangible assets was $4.7 million in both 2006 and 2005 and $0.6 million combined in 2004, representing amortization of purchased technology, patents, trademarks and other intangible assets. We expect amortization of intangible assets from our November 9, 2004 merger with Cypress will be approximately $1.2 million per quarter through 2007 and diminish thereafter through 2010.

Our gross margins were 21%, 6%, (43%) during 2006, 2005 and combined 2004. The improvement in gross margin during 2006 compared to 2005 and 2005 compared to 2004 combined, is reflective of improved manufacturing economies of scale associated with markedly higher production volume and improved yields, offset partially by higher warranty and material costs, particularly costs of silicon ingots and wafers. The negative gross margin in 2004 was primarily due to increased start-up and pre-operating costs associated with our first 25-megawatts per year production line in the Philippines, which went into commercial production in late 2004. The improvement in gross margin in 2006 and 2005 is attributed to higher solar product revenue, improved absorption of our fixed costs from higher production volume and improvement in manufacturing yields.

In 2007, our gross margin will be impacted by our acquisition of PowerLight. Our gross margin is likely to fluctuate in the future depending on unit demand, change in the average selling prices of our products, the mix of products that we sell, our actual manufacturing costs, our factory performance particularly with respect to volume and yields and changes in amortization of intangible assets. We may also be faced with inventory write-offs or write-downs depending on current or projected demand for our products. Our margins will also be impacted by our ability to ramp new production lines quickly and by fluctuations in units produced due to shortages of raw materials or other factors.

Our gross profit from the PowerLight business each quarter will be affected by a number of factors, including the types of projects we are working on and their various stages of completion, the gross margins estimated for those projects in progress, and our actual project department overhead costs. Generally, revenues from materials-only sales contracts and sales to value-added resellers generate higher gross profits for the PowerLight business than sales under construction contracts. We expect our cost of PowerLight revenue to fluctuate as a percentage of revenue depending on many factors such as the cost of solar panels, the cost of inverters, subcontractor costs, and other project related costs. Our cost of revenue for the PowerLight business will also fluctuate from period to period due to the mix of projects completed and recognized as revenue, in particular between large projects and value added reseller projects that may or may not include solar panels.

In 2007, we will also incur significant amortization of identifiable intangible assets in cost of revenue relating to our acquisition of PowerLight.

We expect that our overall cost of revenue will increase substantially in absolute dollars and as a percentage of revenues as a result of the PowerLight acquisition. Our ultimate gross margin on sales of solar panels through PowerLight may increase as compared to our gross margin on sales to PowerLight as an independent company, but our recognition of this benefit will be delayed until the satisfaction of revenue recognition criteria for PowerLight’s construction projects.

Research and Development Expense

	Successor Company			Predecessor Company		2005 vs. Combined 2004 Change
	Year Ended December 31,		Nov. 9 Through Dec. 31, 2004	Jan. 1 Through Nov. 8, 2004	2006 vs. 2005 Change
(dollars in thousands)	2006	2005
Research & development expense	$9,684	$6,488	$1,417	$12,118	49%	(52)%
As a percentage of revenue	4%	8%	35%	177%

During 2006, 2005 and combined 2004, our research and development expenses were $9.7 million, $6.5 million, and $13.5 million, respectively. Our research and development expense has steadily decreased as a percentage of revenues as a result of the rapid increase in our revenue. The increase in research and development spending in 2006 compared to 2005 resulted primarily from increases in: (i) salaries and benefits costs as a result of increased headcount; (ii) stock-based compensation expense resulting from the Company’s adoption of SFAS No. 123(R) in 2006; and (iii) additional material and equipment costs incurred for the development of our next generation of more efficient solar cells and thinner polysilicon wafers for solar cell manufacturing, as well as development of new processes to automate solar panel assembly operations. These increases were partially offset by a decrease in consulting service fees as well as by cost reimbursements received from the National Renewable Energy Laboratory (“NREL”) to fund a portion of the design of our next generation solar panels. Additionally, during 2005, we recognized a $0.5 million impairment charge related to certain equipment when we decommissioned our pilot wafer lab located in Cypress’ Round Rock, Texas facility.

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

We expect our research and development expense to increase in absolute dollars as we continue to develop new processes to further improve the conversion efficiency of our solar cells and reduce their manufacturing cost, and as we develop new products to diversify our product offerings. We expect our research and development expenses to increase in absolute dollars as a result of the PowerLight acquisition. Research and development expenses as a percentage of revenue are expected to decrease slightly in the short term, however, because a significant portion of PowerLight’s research and development expenses have historically been offset by government funding. In addition, we expect to incur a $4.4 million charge related to in-process research and development in the first quarter of 2007 as a result of our acquisition of PowerLight.

Sales, General and Administrative

	Successor Company			Predecessor Company		2005 vs. Combined 2004 Change
	Year Ended December 31,		Nov. 9 Through Dec. 31, 2004	Jan. 1 Through Nov. 8, 2004	2006 vs. 2005 Change
(dollars in thousands)	2006	2005
Sales, general & administrative	$21,677	$10,880	$1,111	$4,713	99%	87%
As a percentage of revenue	9%	14%	27%	69%

During 2006, 2005 and combined 2004, our sales, general and administrative expenses were $21.7 million, $10.9 million and $5.8 million, respectively. The increase in our sales, general and administrative expenses in 2006 compared to 2005 is a result of higher spending to support the growth of our business, particularly increased headcount and payroll costs in all areas of sales, marketing, finance and information technology. In addition, the 2006 periods include stock-based compensation expense resulting from the adoption of SFAS No. 123(R). Accounting and legal fees have increased substantially in 2006 mainly due to compliance-related costs of having publicly traded common stock since November 2005, including Sarbanes-Oxley compliance costs. Also in 2006 our sales, general and administrative expenses include increased legal costs incurred in relation to due diligence activities and developing contracts and agreements. During 2006 we have also continued to increase headcount and sales and marketing spending to expand our North America sales channel initiative. As a percentage of revenue, sales, general and administrative expenses decreased from 14% in 2005 to 9% in 2006 because these expenses increased at a substantially lower rate than the rate of growth in our revenues.

Sales, general and administrative expense increased from $5.8 million in 2004 combined to $10.9 million in 2005, an 87% increase. The increase in expenses during 2005 was primarily due to higher salary and other compensation, including stock-based compensation, charges related to growth in headcount in both sales and administrative functions. In the future, we anticipate that sales, general and administrative will increase in absolute dollars, but will decrease as a percentage of sales, assuming our revenue grows as we expect. We expect that our selling, general and administrative expenses will increase significantly in absolute dollars and as a percentage of revenues as a result of the PowerLight acquisition and the related integration costs.

Interest and Other Income (Expense), Net

	Successor Company			Predecessor Company		2005 vs. Combined 2004 Change
	Year Ended December 31,		Nov. 9 Through Dec. 31, 2004	Jan. 1 Through Nov. 8, 2004	2006 vs. 2005 Change
(dollars in thousands)	2006	2005
Interest income	$10,086	$1,591	$3	$15	534%	8,379%
As a percentage of revenue	4%	2%	0%	0%
Interest expense	$(1,809)	$(3,185)	$(1,072)	$(3,759)	(43)%	(34)%
As a percentage of revenue	(1)%	(4)%	(26)%	(55)%
Other income (expense), net	$1,077	$(1,214)	$12	$(59)	(189)%	2,483%
As a percentage of revenue	0%	(2)%	0%	(1)%

During 2006, our net interest income represents primarily interest income earned on our cash equivalents and investments and interest expense related to customer advance payments. During 2005 and combined 2004, net interest expense represents primarily interest expense on borrowings and from warrants held by Cypress. Other income and expense for all periods primarily represents gains and losses from foreign currency transactions.

Interest expense. Interest expense decreased from $4.8 million in 2004 combined to $3.2 million in 2005. Interest expense attributed to debt we owed to Cypress was $2.9 million and $1.9 million in 2004 and 2005, respectively. Our borrowings during these time periods were to fund capital expenditures for our manufacturing capacity expansion. We expect that interest expense on the Debentures will be approximately $0.6 million per quarter beginning in the first quarter of 2007, assuming that all of the Debentures remain outstanding.

Income Taxes

	Successor Company			Predecessor Company		2005 vs. Combined 2004 Change
	Year Ended December 31,		Nov. 9 Through Dec. 31, 2004	Jan. 1 Through Nov. 8, 2004	2006 vs. 2005 Change
(dollars in thousands)	2006	2005
Income tax provision	$1,945	$50	$—	$—	3,790%	n.a.
As a percentage of revenue	1%	0%	n.a.	n.a.

In 2006, our income tax expense was provided primarily for foreign income taxes in certain jurisdictions where our operations are profitable. Since the completion of our follow-on public offering of common stock in June 2006, we are no longer considered to be a member of Cypress’ consolidated group for federal income tax purposes. Accordingly, in connection with our tax sharing agreement with Cypress we will be required to pay Cypress for federal income tax credit or net operating loss carryforwards generated prior to de-consolidation utilized in our federal tax returns in subsequent periods. In the event we determine that the realization of these deferred tax assets associated with the Cypress acquisition is more likely than not, the reversal of the related valuation allowance will first reduce goodwill, then intangible assets and lastly as a reduction to the provision for taxes.

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

As of December 31, 2006, we had federal net operating loss carryforwards of approximately $50.6 million. These federal net operating loss carryforwards expire at various dates from 2011 through 2025, if not utilized. We also had California state net operating loss carryforwards of approximately $4.8 million as of December 31, 2006.

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

Interest income. Interest income represents interest earned on cash and cash equivalents and short-term investments,

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

Other income (expense), net. Other income (expense), net, was insignificant for both the pre- and post-merger periods.

Liquidity and Capital Resources

A summary of the sources and uses of cash and cash equivalents is as follows:

	Successor Company			Predecessor Company
	Year Ended December 31,		Nov. 9 Through Dec. 31, 2004	Jan. 1 Through Nov. 8, 2004
(in thousands)	2006	2005
Net cash provided by (used in) operating activities	$(37,951)	$17,771	$400	$(14,021)
Net cash used in investing activities	(141,345)	(70,365)	(9,691)	(17,231)
Net cash provided by financing activities	201,300	192,410	8,902	29,829

Net increase (decrease) in cash & cash equivalents	$22,004	$139,816	$(389)	$(1,423)

In our discussion of fiscal 2004, we refer to certain sources and uses of cash as “combined” for comparative purposes. These combined amounts represent the sum of the financial data for SunPower “Predecessor Company” for the period from January 1, 2004 to November 8, 2004, our pre-merger period, and for SunPower “Successor Company” for the period from November 9, 2004 to December 31, 2004, our post-merger period. We are including these combined amounts to improve the comparative analysis versus the prior period, which included a full fiscal year. These combined amounts are included for informational purposes. PowerLight’s liquidity and capital resources are not included herein for any periods prior to the acquisition of PowerLight on January 10, 2007.

From 2002 until the closing of our initial public offering of 8.8 million shares of class A common stock on November 22, 2005, we financed our operations primarily through sale of equity to and borrowings from Cypress totaling approximately $142.8 million. We received net proceeds from our IPO of approximately $145.6 million. Additionally, we received net proceeds of $197.4 million from our follow-on offering in June 2006. As of December 31, 2006, we had approximately $165.6 million in cash and cash equivalents.

Operating Activities

Net cash used in operating activities was $38.0 million in 2006, which primarily represents our net income of $26.5 million, offset by $77.4 million of advance payments to raw material suppliers. The net impact of all other sources and uses of 2006 cash flows from operations was a net increase of $12.9 million comprised of non-cash charges for depreciation, amortization and stock-based compensation and changes in operating assets and liabilities.

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

Net cash used in operating activities was $13.6 million combined in fiscal 2004, reflecting our net loss of $28.9 million. We generated operating cash from increases in accounts payable to suppliers and to Cypress that partially offset our net loss in 2004. Our combined accounts payables to suppliers and Cypress increased a total of $13.9 million combined in fiscal 2004.

Investing Activities

Net cash used in investing activities was $141.3 million in 2006, primarily comprised of (i) $108.3 million of capital expenditures, primarily relating to manufacturing property, plant and equipment in the Philippines; (ii) $16.5 million of purchases of short-term marketable investment securities; (iii) $10.0 million loaned to PowerLight Corporation, which we subsequently acquired on January 10, 2007 and (iv) $5.0 million investment in a joint venture to manufacture mono-crystalline silicon ingots (the Woongjin Energy joint venture—see Note 9 of the notes to our consolidated financial statements).

Net cash used in investing activities was $70.4 million in 2005 and $26.9 million combined in fiscal 2004, substantially all of which represented expenditures for manufacturing facilities and equipment. Capital equipment purchased in 2004 and 2005 was primarily for our manufacturing facility in the Philippines, equipment for our first 25 megawatts per year production line and for our second and third 25-megawatts per year production lines. We expect capital expenditures of approximately $170 million to $190 million in 2007 as we continue to increase our manufacturing capacity.

Financing Activities

Net cash provided by financing activities was $201.3 million in 2006 comprised of $197.4 million net proceeds from our follow-on public offering of common stock in June 2006 and $3.9 million of proceeds from exercises of employee stock options.

Net cash provided by financing activities was $192.4 million in 2005 and $38.7 million combined in fiscal 2004. During 2005 we raised $46.6 million of equity and debt financing from Cypress and we raised $145.6 million of net proceeds from the initial public offering of 8.8 million shares of our Series A common stock in November 2005. All cash provided by financing activities during 2004 came from our parent company, Cypress, in the form of either equity investments or loans. Cumulatively, we raised approximately $142.8 million through the issuance of securities to Cypress. We currently have no outstanding debt obligations to Cypress apart from trade payables.

In December 2005 we entered into a $25.0 million three-year revolving credit facility (the “Facility”) with affiliates of Credit Suisse First Boston and Lehman Brothers. The Facility is collateralized by substantially all of our assets, including the stock of our foreign subsidiaries. Borrowings under the Facility are conditioned upon customary conditions as well as (1) with respect to the first $10.0 million drawn on the facility, maintenance of cash collateral to the extent of outstanding borrowings (excluding amounts borrowed), and (2) with respect to the remaining $15.0 million of the Facility, satisfaction of a coverage test which is based on the ratio of our cash flow to capital expenditures. The Facility contains customary covenants and defaults including limitations on dividends, incurrence of indebtedness and liens, and mergers and acquisitions. The Facility bears interest at a rate of the greater of the prime rate or federal funds rate for US dollar draws, or the LIBOR plus 1% for Euro dollar draws on the first $10.0 million of borrowings and the greater of the prime rate plus 2% or federal funds rate plus 2% for US dollar draws, or LIBOR plus 3% for Euro dollar draws on any borrowings over $10.0 million. The interest rate for Euro dollar borrowings would have been 6.3% at December 31, 2006 on the first $10.0 million of borrowings and 8.3% at December 31, 2006 on any borrowings over $10.0 million. The interest rate U.S. dollar borrowings would have been 8.3% at December 31, 2005 on the first $10.0 million of borrowings and 10.3% at December 31, 2005 on any borrowings over $10.0 million. To date there have been no borrowings under the Facility.

In conjunction with the acquisition of PowerLight, a privately-held leading provider of large-scale solar power systems for commercial, government and utility customers worldwide, we entered into a commitment letter with Cypress during the fourth quarter of fiscal 2006 under which Cypress agreed to lend us up to $130 million in cash in order to facilitate the financing of acquisitions or working capital requirements. In February 2007, the commitment letter was terminated. No borrowings were utilized and no borrowings were outstanding at termination date.

We believe that our current cash and cash equivalents, proceeds from our $200.0 million convertible debenture offering and funds available from the Facility will be sufficient to meet our working capital and capital expenditure commitments for at least the next 12 months. However, if our financial results or operating plans change from our current assumptions, we may not have sufficient resources to support our business plan. If our capital resources are insufficient to satisfy our liquidity requirements, we may seek to sell additional equity securities or debt securities or obtain other debt financing. The sale of additional equity securities or convertible debt securities would result in additional dilution to our stockholders. Additional debt would result in increased expenses and would require us to abide by covenants under the Facility or other debt agreements that would restrict our operations. Financing arrangements may not be available to us, or may not be available in amounts or on terms acceptable to us.

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

In January 2007, pursuant to the terms of the acquisition of PowerLight, all of the outstanding shares of PowerLight, and a portion of each vested option to purchase shares of PowerLight, were cancelled, and all of the outstanding options to purchase shares of PowerLight (other than the portion of each vested option that was cancelled) were assumed by the Company in exchange for aggregate consideration of: (i) approximately $120.7 million in cash plus (ii) a total of 5,708,723 shares of class A common stock, inclusive of: (a) 1,601,839 shares of class A common stock which may be issued upon the exercise of assumed vested and unvested PowerLight stock options, and (b) 1,675,881 shares of class A common stock issued to certain employees of the PowerLight business in connection with the acquisition, which shares are subject to certain transfer restrictions and a repurchase option of the Company, both of which lapse over a two-year period under the terms of equity restriction agreements with employees of the PowerLight business.

In February 2007, we issued $200.0 million in principal amount of its 1.25% senior convertible debentures. Interest on the Debentures will be payable on February 15 and August 15 of each year, commencing August 15, 2007. The Debentures will mature on February 15, 2027. Holders may require us to repurchase all or a portion of their Debentures on each of February 15, 2012, February 15, 2017 and February 15, 2022, or if the Company

experiences certain types of corporate transactions constituting a fundamental change. Any repurchase of the Debentures pursuant to these provisions will be for cash at a price equal to 100% of the principal amount of the Debentures to be repurchased plus accrued and unpaid interest. In addition, we may redeem some or all of the Debentures on or after February 15, 2012 for cash at a redemption price equal to 100% of the principal amount of the Debentures to be redeemed plus accrued and unpaid interest.

The following summarizes our contractual obligations at December 31, 2006:

	Payments Due by Period
(in thousands)	Total	2007	2008 - 2009	2010 - 2011	Beyond 2011
Obligation to Cypress	$2,909	$2,909	$—	$—	$—
Customer advances	39,991	12,304	19,291	8,396	—
Interest on customer advances	3,887	1,674	1,954	259	—
Lease commitments	9,898	1,679	3,348	2,465	2,406
Non-cancelable purchase orders	71,172	71,172	—	—	—
Purchase commitments under agreements	717,582	38,550	233,400	295,791	149,841

Total	$845,439	$128,288	$257,993	$306,911	$152,247

Purchase commitments under agreements relate to arrangements entered into with suppliers of polysilicon, ingots and wafers. These agreements specify future quantities and pricing of products to be supplied by the vendors for periods up to 12 years and there are certain consequences, such as forfeiture of advanced deposits and penalty payments relating to previous purchases, in the event that we terminate the arrangements. Customer advances relate to advance payments received from customers for future purchases of solar power products. Non-cancelable purchase orders relate to purchase commitments for equipment and building improvements for the Company’s manufacturing facilities. Lease commitments primarily relate to our 5-year lease agreement with Cypress for our headquarters in San Jose, California, a 15-year lease agreement with Cypress for our manufacturing facility in the Philippines and a 5-year lease agreement with an unaffiliated third party for a second facility in the Philippines.

In December 2006, PowerLight entered into an eleven-year lease agreement for a 175,000 square foot facility in Richmond, California, for office, light industrial and research and development use. PowerLight’s move to the new facility is scheduled for the fourth quarter of 2007.

In January 2007, PowerLight entered into a 120 megawatt, three-year supply agreement with JingAo Solar Co., Ltd, a privately-owned solar cell manufacturer based in Hebei, China. The agreement calls for JingAo to deliver increasing volumes of silicon solar cells to PowerLight beginning in 2007. This contract is the most recent in a series of long-term PV cell contracts completed by PowerLight.

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

In September 2006, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” to eliminate the diversity of practice surrounding how public companies quantify financial statement misstatements. Traditionally, there have been two widely-recognized methods for quantifying the effects of financial statement misstatements: the “roll-over” method and the “iron curtain” method. The roll-over method focuses primarily on the impact of a misstatement on the income statement, including the reversing effect of prior misstatements, but its use can lead to the accumulation of misstatements in the balance sheet. The iron-curtain method focuses primarily on the effect of correcting the period-end balance sheet with less emphasis on the reversing effects of prior year errors on the income statement. In SAB No. 108, the SEC Staff established an approach that requires quantification of financial statement misstatements based on the effects of the misstatements on each financial statement and the related financial statement disclosures. This model is commonly referred to as a “dual approach” because it requires quantification of errors under both the iron curtain and the roll-over methods. We adopted SAB No. 108 in the fourth quarter of 2006 and the adoption had no impact on its consolidated financial statements.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—An Amendment of FASB Statements No. 87, 88, 106, and 132R,” which requires that the funded status of defined benefit postretirement plans be recognized on the company’s balance sheet, and changes in the funded status be reflected in comprehensive income, effective fiscal years ending after December 15, 2006. The adoption of SFAS No. 158 did not have a material impact on our consolidated results of operations and financial condition.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” which provides companies an option to report selected financial assets and liabilities at fair value. SFAS No. 159 requires companies to provide information helping financial statement users to understand the effect of a company’s choice to use fair value on its earnings, as well as to display the fair value of the assets and liabilities a company has chosen to use fair value for on the face of the balance sheet. Additionally, SFAS No. 159 establishes presentation and disclosure requirements designed to simplify comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. The statement is effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007. We have not determined the effect, if any, the adoption of this statement will have on our consolidated financial statements.

ITEM 7A: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Our exposure to market risks for changes in interest rates relates primarily to our investment portfolio. As of December 31, 2006, our cash equivalents consisted of money market funds and commercial paper. Due to the short-term nature of our investment portfolio, we do not believe that an immediate 10% increase in interest rates would have a material effect on the fair market value of our portfolio. Since we believe we have the ability to liquidate this portfolio, we do not expect our operating results or cash flows to be materially affected to any significant degree by a sudden change in market interest rates on our investment portfolio.

Foreign Currency Exchange Risk

Our exposure to adverse movements in foreign currency exchange rates is primarily related to sales to European customers that are denominated in Euros and procurement of certain capital equipment in Euros. For the years ended December 31, 2006 and 2005, approximately 68% and 70%, respectively, of our total revenue was generated outside the United States. A hypothetical change of 10% in foreign currency exchange rates could impact our consolidated financial statements or results of operations by $14.7 million based on our outstanding forward contracts of $127.2 million and option contracts of $16.0 million, or combined contracts of $143.2 million, as of December 31, 2006. We currently conduct hedging activities, which involve the use of currency forward contracts. We cannot predict the impact of future exchange rate fluctuations on our business and operating results. In the past, we have experienced an adverse impact on our revenue and profitability as a result of foreign currency fluctuations. We believe that we may have increased risk associated with currency fluctuations in the future.

Our PowerLight subsidiary, acquired on January 10, 2007, also has substantial purchased and sales denominated in Euros and is, therefore, subject to similar foreign currency exchange risk as our historical business.

ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

SUNPOWER CORPORATION

Report of Independent Registered Public Accounting Firm on Successor Company

To the Board of Directors and Stockholders of

SunPower Corporation

We have completed an integrated audit of SunPower Corporation’s December 31, 2006 consolidated financial statements and of its internal control over financial reporting as of December 31, 2006, and audits of the consolidated financial statements as of and for the year ended January 1, 2006 and for the period from November 9, 2004 to January 2, 2005 in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements

In our opinion, the accompanying balance sheets and related consolidated statements of operations, of stockholders’ equity (deficit), of comprehensive income (loss) and of cash flows present fairly, in all material respects, the financial position of SunPower Corporation and its subsidiaries (“Successor Company” or the “Company”) at December 31, 2006 and January 1, 2006, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2006 and the period from November 9, 2004 to January 2, 2005 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 14 to the consolidated financial statements, the Company changed the manner in which it accounts for stock-based compensation in 2006.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ PricewaterhouseCoopers LLP

San Jose, California

March 1, 2007

Report of Independent Registered Public Accounting Firm on Predecessor Company

To the Board of Directors and Stockholders of

SunPower Corporation

In our opinion, the accompanying consolidated statements of operations, of stockholders’ deficit, of comprehensive loss and of cash flows present fairly, in all material respects, the results of operations and cash flows of SunPower Corporation and its subsidiaries (Predecessor Company) for the period from December 29, 2003 to November 8, 2004 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

San Jose, California

August 25, 2005

SunPower Corporation

Consolidated Balance Sheets

(in thousands, except share and per share data)

	December 31, 2006	December 31, 2005
Assets
Current assets:
Cash and cash equivalents	$165,596	$143,592
Short-term investments	16,496	—
Accounts receivable, net	51,680	25,498
Inventories	22,780	13,147
Advances to suppliers, current portion	15,394	278
Prepaid expenses and other current assets	16,655	2,958

Total current assets	288,601	185,473
Property, plant and equipment, net	202,428	110,559
Goodwill	2,883	2,883
Intangible assets, net	14,049	18,739
Other long-term assets	6,633	—
Advances to suppliers, net of current portion	62,242	—

Total assets	$576,836	$317,654

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$26,534	$14,194
Accounts payable to Cypress	2,909	2,533
Accrued liabilities	18,585	4,541
Current portion of customer advances	12,304	8,962

Total current liabilities	60,332	30,230
Deferred tax liability	46	336
Customer advances, net of current portion	27,687	28,438

Total liabilities	88,065	59,004

Commitments and Contingencies (Note 9)
Stockholders’ Equity:
Preferred stock, $0.001 par value per share; 10,042,490 shares authorized; none issued and outstanding	—	—
Common stock: $0.001 par value; 375,000,000 shares authorized; 69,849,369 and 61,092,484 shares issued and outstanding at December 31, 2006 and 2005, respectively	70	61
Additional paid-in capital	522,819	316,617
Accumulated other comprehensive income (loss)	(2,101)	505
Accumulated deficit	(32,017)	(58,533)

Total stockholders’ equity	488,771	258,650

Total liabilities and stockholders’ equity	$576,836	$317,654

The accompanying notes are an integral part of these financial statements.

SunPower Corporation

Consolidated Statements of Operations

(in thousands, except per share data)

	Successor Company			Predecessor Company
	Year Ended December 31,		Nov. 9, 2004 Through Dec. 31, 2004	Jan. 1, 2004 Through Nov. 8, 2004
	2006	2005
Revenue	$236,510	$78,736	$4,055	$6,830

Costs and expenses:
Cost of revenue	186,042	74,353	6,079	9,498
Research and development	9,684	6,488	1,417	12,118
Sales, general and administrative	21,677	10,880	1,111	4,713

Total costs and expenses	217,403	91,721	8,607	26,329

Operating income (loss)	19,107	(12,985)	(4,552)	(19,499)
Interest income	10,086	1,591	3	15
Interest expense	(1,809)	(3,185)	(1,072)	(3,759)
Other income (expense), net	1,077	(1,214)	12	(59)

Income (loss) before income tax provision	28,461	(15,793)	(5,609)	(23,302)
Income tax provision	1,945	50	—	—

Net income (loss)	$26,516	$(15,843)	$(5,609)	$(23,302)

Net income (loss) per share:
Basic	$0.40	$(0.68)	$(2,804.50)	$(5.51)
Diluted	$0.37	$(0.68)	$(2,804.50)	$(5.51)
Weighted-average shares:
Basic	65,864	23,306	2	4,230
Diluted	71,087	23,306	2	4,230

The accompanying notes are an integral part of these financial statements.

SunPower Corporation

Consolidated Statements of Stockholders’ Equity (Deficit)

(in thousands)

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (loss)	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Value	Shares	Value
Balances at December 31, 2003 (Predecessor Company)	14,308	$9,366	4,173	$4	$8,890	$—	$(29,373)	$(20,479)
Issuance of common stock upon exercise of options	—	—	278	—	149	—	—	149
Warrants issued to Cypress in connection with promissory note	—	—	—	—	11,023	—	—	11,023
Issuance of common stock upon exercise of warrants	—	—	632	—	75	—	—	75
Issuance of common stock upon conversion of convertible notes payable and related interest	—	—	1,671	2	1,948	—	—	1,950
Issuance of common stock upon conversion of redeemable convertible preferred stock	(1,393)	(814)	696	1	813	—	—	814
Merger with Cypress	—	—	(7,450)	(7)	7	—	—	—
Compensation related to the issuance of stock options to non-employees	—	—	—	—	131	—	—	131
Net loss	—	—	—	—	—	—	(23,302)	(23,302)

Balances at November 8, 2004 (Predecessor Company)	12,915	8,552	—	—	23,036	—	(52,675)	(29,639)

Push down effect of merger with Cypress (see Note 2)	—	—	—	—	11,305	—	15,594	26,899

Balance at November 9, 2004 (Successor Company)	12,915	8,552	—	—	34,341	—	(37,081)	(2,740)

Issuance of common stock upon exercise of options	—	—	2	—	1	—	—	1
Compensation related to the issuance of stock options to non-employees	—	—	—	—	25	—	—	25
Net unrealized loss on derivatives, net of tax	—	—	—	—	—	(2,341)	—	(2,341)
Net loss	—	—	—	—	—	—	(5,609)	(5,609)

Balances at December 31, 2004 (Successor Company)	12,915	8,552	2	—	34,367	(2,341)	(42,690)	(10,664)

Issuance of common stock upon exercise of options	—	—	217	—	177	—	—	177
Issuance of common stock to Cypress upon conversion of debt	—	—	20,169	20	68,310	—	—	68,330
Issuance of common stock to Cypress upon conversion of accounts payable	—	—	3,060	3	14,712	—	—	14,715
Issuance of common stock to Cypress	—	—	6,346	6	27,366	—	—	27,372
Issuance of series two preferred stock to Cypress	14,000	7,000	—	—	—	—	—	—
Issuance of series two preferred stock to Cypress upon conversion of debt	18,000	9,000	—	—	—	—	—	—
Issuance of common stock to Cypress upon conversion redeemable convertible preferred stock	(44,915)	(24,552)	22,458	23	24,529	—	—	24,552
Issuance of restricted stock to employees	—	—	15	—	—	—	—	—
Compensation on stock options issued to non-employees	—	—	—	—	1,556	—	—	1,556
Proceeds from initial public offering, net of offering expenses	—	—	8,825	9	145,600	—	—	145,609
Net unrealized gain on derivatives, net of tax	—	—	—	—	—	2,846	—	2,846
Net loss	—	—	—	—	—	—	(15,843)	(15,843)

Balances at December 31, 2005 (Successor Company)	—	—	61,092	61	316,617	505	(58,533)	258,650

Issuance of common stock upon exercise of options	—	—	1,529	2	3,867	—	—	3,869
Issuance of restricted stock to employees, net of cancellations	—	—	228	—	—	—	—	—
Issuance of common stock in relation to follow-on offering, net of offering expenses	—	—	7,000	7	197,424	—	—	197,431
Stock-based compensation expense	—	—	—	—	4,911	—	—	4,911
Net unrealized loss on derivatives, net of tax	—	—	—	—	—	(2,606)	—	(2,606)
Net income	—	—	—	—	—	—	26,516	26,516

Balances at December 31, 2006 (Successor Company)	—	$—	69,849	$70	$522,819	$(2,101)	$(32,017)	$488,771

The accompanying notes are an integral part of these financial statements.

SunPower Corporation

Consolidated Statements of Comprehensive Income (Loss)

(in thousands)

	Successor Company			Predecessor Company
	Year Ended December 31,		Nov. 9, 2004 Through Dec. 31, 2004	Jan. 1, 2004 Through Nov. 8, 2004
	2006	2005
Net income (loss)	$26,516	$(15,843)	$(5,609)	$(23,302)
Other comprehensive income (loss):
Unrealized gain (loss) on derivatives, net of tax	(2,606)	2,846	(2,341)	—

Total comprehensive income (loss)	$23,910	$(12,997)	$(7,950)	$(23,302)

The accompanying notes are an integral part of these financial statements.

SunPower Corporation

Consolidated Statements of Cash Flows

(in thousands)

	Successor Company			Predecessor Company
	Year Ended December 31,		Nov. 9, 2004 Through Dec. 31, 2004	Jan. 1, 2004 Through Nov. 8, 2004
	2006	2005
Cash flows from operating activities:
Net income (loss)	$26,516	$(15,843)	$(5,609)	$(23,302)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Interest expense related to warrants granted and accrued interest on notes payable	—	3,381	1,072	3,759
Depreciation	16,363	7,147	556	1,590
Amortization of intangible assets	4,690	4,704	573	—
Impairment charge related to equipment	—	461	—	—
Stock-based compensation	4,864	1,556	650	131
(Gain) loss on sale of fixed assets	(16)	82	—	—
Changes in operating assets and liabilities:
Accounts receivable	(26,182)	(20,940)	(2,528)	(1,080)
Inventories	(9,586)	(8,731)	(1,325)	(1,823)
Prepaid expenses and other current assets	(3,697)	63	(2,334)	(375)
Advances to suppliers	(77,358)	(278)	—	—
Accounts payable	12,340	2,614	5,091	3,300
Accounts payable to Cypress	376	6,139	1,222	4,277
Accrued liabilities and deferred tax liabilities	11,148	16	3,032	(498)
Customer advances	2,591	37,400	—	—

Net cash provided by (used in) operating activities	(37,951)	17,771	400	(14,021)

Cash flows from investing activities:
Purchase of property, plant and equipment	(108,307)	(71,616)	(9,691)	(17,231)
Purchase of marketable securities	(33,996)	—	—	—
Proceeds from sales of marketable securities	17,500	—	—	—
Proceeds from sale of fixed assets	91	1,251	—	—
Note receivable	(10,000)	—	—	—
Investment in joint venture	(4,994)	—	—	—
Other long-term assets	(1,639)	—	—	—

Net cash used in investing activities	(141,345)	(70,365)	(9,691)	(17,231)

Cash flows from financing activities:
Proceeds from debt obligations to Cypress	—	12,500	9,000	30,100
Proceeds from issuance of preferred stock Cypress	—	7,000	—	—
Proceeds from issuance of common stock to Cypress	—	27,372	—	—
Proceeds from public issuance of common stock, net of offering expenses	—	145,609	—	—
Proceeds from follow-on offering of common stock, net of offering expenses	197,431	—	—	—
Principal payments of notes payable to Cypress	—	(248)	(99)	(495)
Proceeds from exercise of stock options	3,869	177	1	224

Net cash provided by financing activities	201,300	192,410	8,902	29,829

Net increase (decrease) in cash and cash equivalents	22,004	139,816	(389)	(1,423)
Cash and cash equivalents at beginning of period	143,592	3,776	4,165	5,588

Cash and cash equivalents at end of period	$165,596	$143,592	$3,776	$4,165

Non-cash transactions:
Relative fair value of warrants issued (reduction related to debt conversion)	$—	$(7,706)	$—	$11,023
Conversion of notes payable to preferred stock	—	9,000	—	—
Conversion of notes payable to common stock	—	76,036	—	1,950
Conversion of accounts payable to common stock	—	14,715	—	—
Conversion of preferred stock to common stock	—	24,552	—	814
Cancellation of common stock	—	—	—	(10,449)
Supplemental cash flow information:
Cash paid for interest	1,690	—	—	—
Cash paid for income taxes	—	—	—	—

The accompanying notes are an integral part of these financial statements.

SunPower Corporation

Notes to Consolidated Financial Statements

Note 1. The Company and Summary of Significant Accounting Policies

The Company and Basis of Presentation

SunPower Corporation (the “Company” or “SunPower”), a majority-owned subsidiary of Cypress Semiconductor Corporation (“Cypress”), was originally incorporated in the State of California on April 24, 1985. In October 1988, the Company organized as a business venture to commercialize high-efficiency or solar cell technologies. The Company designs, develops, manufactures, markets and sells solar electric power products, systems and services based on its proprietary processes and technologies. In addition, the Company offers imaging detectors and infrared detectors based on its solar power technology.

On November 10, 2005, the Company reincorporated in Delaware and filed an amendment to its certificate of incorporation to effect a 1-for-2 reverse stock split of the Company’s outstanding and authorized shares of common stock. All share and per share figures presented herein have been adjusted to reflect the reverse stock split.

In November 2005, the Company raised net proceeds of $145.6 million in an initial public offering of 8.8 million shares of common stock at a price of $18.00 per share. In June 2006, the Company completed a follow-on public offering of 7.0 million shares of its common stock, at a per share price of $29.50, and received net proceeds of $197.4 million.

In November 2006, the Company signed a definitive agreement to acquire PowerLight Corporation (“PowerLight”), a privately-held leading provider of large-scale solar power systems. The transaction was subsequently completed in the first quarter of fiscal 2007 for total consideration of $334.4 million, consisting of $120.7 million in cash and $210.7 million in common stock and options to purchase Class A common stock as well as approximately $3.0 million of direct transaction costs. In February 2007, the Company issued $200.0 million in principal amount of its 1.25% senior convertible debentures. See Note 17 for additional information on the acquisition and senior convertible debentures.

Cypress made a significant investment in the Company in 2002. On November 9, 2004, Cypress completed a reverse triangular merger with the Company in which all of the outstanding minority equity interest of SunPower was retired, effectively giving Cypress 100% ownership of all of our then outstanding shares of capital stock but leaving its unexercised warrants and options outstanding. This transaction resulted in the “push down” of the effect of the acquisition of SunPower by Cypress and created a new basis of accounting. As a result, the balance sheet, statements of operations, cash flows and stockholders’ deficit for the periods up to November 8, 2004 are presented as the “Predecessor Company,” and all subsequent financial statements are presented as the “Successor Company.” After completion of the Company’s initial public offering in November 2005 (“IPO”), Cypress held, in the aggregate, 52,033,287 shares of class B common stock. As of December 31, 2006, including the effect of the secondary public offering in June 2006, Cypress held approximately 75% of the Company’s total outstanding shares of common stock, or approximately 70% on a fully diluted basis after taking into account outstanding stock options, and holds approximately 96% of the voting power of the Company’s total outstanding capital stock.

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

SunPower Corporation

Notes to Consolidated Financial Statements—(Continued)

As of December 31, 2006, the Company had an accumulated deficit of $32.0 million and, with the exception of fiscal 2006, has a history of operating losses. The Company is subject to a number of business risks including, but not limited to, an industry-wide shortage of polysilicon, an essential raw material in the production of solar cells; limited suppliers for capital equipment; concentration of revenue among few customers; competition from other companies with a longer operating history and significantly greater financial resources; dependency on a third-party subcontractor; the ability to obtain adequate financing to fund operating activities; dependence on key employees; and the ability to attract and retain additional qualified personnel.

Principles of Consolidation

The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America and include the accounts of the Company and all of its subsidiaries. Intercompany transactions and balances have been eliminated in consolidation.

Reclassifications

Certain reclassifications have been made to the prior year consolidated financial statements to conform to the current year’s presentation. Such reclassification had no effect on previously reported results of operations or retained earnings.

Fiscal Years

The Company reports results of operations on the basis of 52 or 53-week periods, ending on the Sunday closest to December 31. Fiscal 2006 ended on December 31, 2006 and consisted of 52 weeks, fiscal 2005 ended on January 1, 2006 and consisted of 52 weeks and the combined periods of fiscal 2004 ended on January 2, 2005 and consisted of 53 weeks. For presentation purposes only, the consolidated financial statements and notes refer to the calendar year end and month end of each respective period.

Management Estimates

The preparation of financial statements in conformity with generally accepted accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Significant estimates in these financial statements include allowances for doubtful accounts receivable, inventory write-downs, estimates for future cash flows and economic useful lives of property, plant and equipment, asset impairments, certain accrued liabilities including accrued warranty reserves and income taxes and tax valuation allowances. Actual results could differ from those estimates.

Fair Value of Financial Instruments

The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties. The carrying values of cash and cash equivalents, short-term investments, accounts receivable, accounts payable and accrued liabilities approximate their respective fair values due to their short-term maturities.

Comprehensive Income (Loss)

Comprehensive income (loss) is defined as the change in equity during a period from non-owner sources. The Company’s comprehensive income (loss) for each period presented is comprised of the Company’s net income (loss) and the changes in unrealized gains or losses, net of tax, for derivatives designated as cash flow hedges (see Note 10) and available-for-sale investments carried at their fair value based on quoted market prices as of the

SunPower Corporation

Notes to Consolidated Financial Statements—(Continued)

balance sheet dates (see Note 6). Comprehensive income (loss) is presented in the Consolidated Statements of Comprehensive Income (Loss).

Cash and Cash Equivalents

Highly liquid investments with original or remaining maturities of ninety days or less at the date of purchase are considered cash equivalents.

Short-Term Investments

The Company invests in auction rate securities which are classified as short-term investments and carried at their market values. Such securities are bought and sold in the marketplace through a bidding process sometimes referred to as a “Dutch Auction.” After the initial issuance of the securities, the interest rate on the securities resets periodically, at intervals set at the time of issuance (e.g., every seven, twenty-eight, or thirty-five days; every six months; etc.), based on the market demand at the reset period. The “stated” or “contractual” maturities for these securities, however, generally are 20 to 30 years. The Company also invests in commercial paper with maturities greater than ninety days. Despite the long-term maturities, the Company has the ability and intent, if necessary, to liquidate any of these investments in order to meet the Company’s working capital needs within its normal operating cycles. The Company has classified these investments as available-for-sale securities under Statement of Financial Accounting Standards (“SFAS”) No. 115 “Accounting for Investment in Certain Debt and Equity Securities” (SFAS No. 115).

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

Property, Plant and Equipment

Property, plant and equipment are stated at cost, less accumulated depreciation and amortization. Depreciation is computed for financial reporting purposes using the straight-line method over the estimated useful lives of the assets as presented below. Leasehold improvements are amortized over the shorter of the estimated useful lives of the assets or the remaining term of the lease. Repairs and maintenance costs are expensed as incurred.

Useful Lives in Years
Building	15
Manufacturing equipment	2 to 7
Computer equipment	2 to 7
Furniture and fixtures	3 to 5
Leasehold improvements	5 to 15

SunPower Corporation

Notes to Consolidated Financial Statements—(Continued)

Long-Lived Assets

The Company evaluates its long-lived assets, including property, plant and equipment and intangible assets with finite lives, for impairment whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Factors considered important that could result in an impairment review include significant underperformance relative to expected historical or projected future operating results, significant changes in the manner of use of acquired assets and significant negative industry or economic trends. Impairments are recognized based on the difference between the fair value of the asset and its carrying value. Fair value is generally measured based on either quoted market prices, if available, or discounted cash flow analyses.

Goodwill and Intangible Assets

The Company accounts for goodwill and other intangibles in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets.” Goodwill and intangibles with indefinite lives are not amortized but are tested for impairment on an annual basis or whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. Intangible assets with finite useful lives are amortized using the straight-line method over their useful lives ranging primarily from 2 to 6 years and are reviewed for impairment in accordance with SFAS No. 144.

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

Revenue Recognition

The Company sells its products directly to system integrators and original equipment manufacturers (“OEMs”) and recognizes revenue when persuasive evidence of an arrangement exists, delivery of the product has occurred and title and risk of loss has passed to the customer, the sales price is fixed or determinable, collectibility of the resulting receivable is reasonably assured and the rights and risks of ownership have passed to the customer. There are no rights of return and there are no significant post-shipment obligations, including installation, training or customer acceptance clauses with any of its customers that could have an impact on revenue recognition. As such, the Company records a trade receivable for the selling price when the above conditions are met, and reduces inventory for the carrying value of goods shipped. The Company’s revenue recognition policy is consistent across its product lines and sales practices are consistent across all geographic areas. In addition, the Company records a charge to selling expense and a credit to allowance for doubtful accounts when customer accounts receivable are deemed uncollectible.

Shipping and Handling Costs

The Company records costs related to shipping and handling in cost of revenue.

SunPower Corporation

Notes to Consolidated Financial Statements—(Continued)

Advertising Costs

Advertising costs are expensed as incurred and to date have not been significant.

Research and Development Costs

Research and development costs consist primarily of compensation and related costs for personnel, materials, supplies and equipment depreciation. Pre-production costs, incurred in connection with developing production capabilities at the Company’s Philippine solar cell manufacturing facility are included in research and development. All research and development costs are expensed as incurred. In March 2005, the Company entered into a three-year cost-sharing research and development project with a government agency to fund up to $3.0 million, representing half of the project costs, to design the Company’s next generation solar panels. Amounts invoiced under this arrangement, which cannot exceed $1 million per year are offset against research and development expense as costs are incurred in accordance with the agreement with the government agency. For the fiscal years ended December 31, 2006 and 2005, the Company invoiced $0.8 million and $0.5 million, respectively, for work performed, which was recorded as an offset to research and development expense.

Translation of Foreign Currencies

The Company uses the U.S. dollar as its functional currency for all foreign subsidiaries. Accordingly, assets and liabilities of these subsidiaries are translated using exchange rates in effect at the end of the period, except for non-monetary assets, such as property, plant and equipment, which are translated using historical exchange rates. Revenues and costs are translated using average exchange rates for the period, except for income items related to non-monetary assets and liabilities, such as depreciation, that are translated using historical exchange rates. As of December 31, 2006 and December 31, 2005, the Company had Euro-denominated accounts receivable of 20.2 million (approximately $26.6 million) and 14.7 million (approximately $17.4 million), respectively. In addition, as of December 31, 2006 and 2005, the Company had a Euro-denominated customer advance (see Note 11) of 25.1 million (approximately $33.1 million) and 30.0 million (approximately $35.5 million), respectively. The resulting translation gains and losses are included in other income (expense), net, with the other hedging activities described in Note 10 and were not significant to the consolidated statements of operations for the periods presented.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk are primarily cash, cash equivalents and investments, hedging instruments and trade accounts receivable. The Company’s investment policy requires cash and cash equivalents and investments to be placed with high-credit quality institutions and to limit the amount of credit risk from any one issuer. The Company performs ongoing credit evaluations of its customers’ financial condition whenever deemed necessary and generally does not require collateral. The Company maintains an allowance for doubtful accounts receivable based upon the expected collectibility of all accounts receivable, which takes into consideration an analysis of historical bad debts, specific customer creditworthiness and current economic trends. The allowance for doubtful accounts was $557,000 and $317,000 as of December 31, 2006 and 2005, respectively. For the fiscal year ended December 31, 2006 and 2005, the Company provided $272,000 and $258,000, respectively, for allowance for doubtful accounts. The provision for all other periods was not material. During the fiscal year ended December 31, 2006, the Company wrote off $32,000 of bad debts. There were no bad debt write-offs in prior periods. Three customers accounted for 34%, 33% and 12% of accounts receivable as of December 31, 2006. Two customers accounted for 52% and 13% of accounts receivable as of December 31, 2005.

SunPower Corporation

Notes to Consolidated Financial Statements—(Continued)

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

The Company filed separate U.S. federal tax returns up to November 8, 2004. Subsequent to November 8, 2004 the Company has filed U.S. federal consolidated tax returns with Cypress. Subsequent to December 31, 2002, the Company has filed combined California returns with Cypress as a member of Cypress’ entity group. The computation of any income taxes has been done on a separate return basis for financial reporting purposes. Cypress and the Company have entered into a tax sharing agreement providing for each company’s obligations concerning various tax liabilities (see Notes 2 and 8).

Recent Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, and Related Implementation Issues” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a Company’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective as of the beginning of fiscal years that begin after December 15, 2006. The Company is currently evaluating the effects of implementing this new standard.

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

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value instruments. This statement does not require any new fair value measurements; rather, it applies under other accounting pronouncements that require or permit fair value measurements. The provisions of this statement are to be applied prospectively as of the beginning of the fiscal year in which this statement is initially applied, with any transition adjustment recognized as a cumulative effect adjustment to the opening balance of retained earnings. The provisions of SFAS No. 157 are effective for fiscal years beginning after November 15, 1007; therefore, the Company anticipates adopting this standard as of January 1, 2008. The Company has not determined the effect, if any, the adoption of this statement will have on it consolidated financial statements.

In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” to eliminate the diversity of practice surrounding how public companies quantify financial statement misstatements. Traditionally, there have been two widely-recognized methods for quantifying the effects of financial statement misstatements: the “roll-over” method and the “iron curtain” method. The roll-over method focuses primarily on the impact of a misstatement on the income statement, including the reversing effect of prior misstatements, but its use can lead to the accumulation of misstatements in

SunPower Corporation

Notes to Consolidated Financial Statements—(Continued)

the balance sheet. The iron-curtain method focuses primarily on the effect of correcting the period-end balance sheet with less emphasis on the reversing effects of prior year errors on the income statement. In SAB No. 108, the SEC Staff established an approach that requires quantification of financial statement misstatements based on the effects of the misstatements on each financial statement and the related financial statement disclosures. This model is commonly referred to as a “dual approach” because it requires quantification of errors under both the iron curtain and the roll-over methods. The Company adopted SAB No. 108 in the fourth quarter of 2006 and the adoption had no impact on its consolidated financial statements.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—An Amendment of FASB Statements No. 87, 88, 106, and 132R,” which requires that the funded status of defined benefit postretirement plans be recognized on the company’s balance sheet, and changes in the funded status be reflected in comprehensive income, effective fiscal years ending after December 15, 2006. The adoption of SFAS No. 158 did not have a material impact on our consolidated results of operations and financial condition.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” which provides companies an option to report selected financial assets and liabilities at fair value. SFAS No. 159 requires companies to provide information helping financial statement users to understand the effect of a company’s choice to use fair value on its earnings, as well as to display the fair value of the assets and liabilities a company has chosen to use fair value for on the face of the balance sheet. Additionally, SFAS No. 159 establishes presentation and disclosure requirements designed to simplify comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. The statement is effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007. The Company has not determined the effect, if any, the adoption of this statement will have on its consolidated financial statements.

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

•

On May 30, 2002, the Company (a) issued 12.1 million shares of series one convertible preferred stock to Cypress in exchange for $8.3 million in cash, and (b) converted approximately $0.5 million of promissory notes and accrued interest due to Cypress in exchange for 0.8 million shares of series one convertible preferred stock. In addition, the Company issued to Cypress a warrant to purchase 16 million shares of series two preferred stock at $1.00 per share, which warrant expired in January 2004, prior to being exercised by Cypress (see Notes 12 and 13). As a result of this transaction, Cypress acquired an approximate 57% ownership of the Company’s outstanding voting stock. Although Cypress owned a majority of the outstanding voting stock of the Company, the non-Cypress shareholders had 50% of the board seats, which provided such minority shareholders with effective veto (and substantive participatory) rights.

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

Investment by Cypress in 2002:

In connection with the 2002 transaction, Cypress invested $8.8 million which was based on arms-length negotiations and paid in cash. As a result, Cypress recorded $4.8 million of net tangible assets, $1.1 million of purchased technology, $0.4 million of trademarks and other, $2.2 million of in-process research and development, $2.9 million of goodwill, $0.5 million of deferred income taxes and $2.1 million of minority

SunPower Corporation

Notes to Consolidated Financial Statements—(Continued)

interest in subsidiary. From May 30, 2002 to November 8, 2004, Cypress had recorded amortization expense associated with the intangible assets of $0.7 million, resulting in a net valuation adjustment on November 9, 2004 to be pushed down to SunPower of $3.7 million.

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

The following presents details of the intangible assets, reflected on the Company’s balance sheets:

(in thousands)	Gross	Accumulated Amortization	Net
As of December 31, 2006
Purchased Technology	$18,139	$(7,550)	$10,589
Patents	3,811	(1,423)	2,388
Trademarks and other	2,066	(994)	1,072

	$24,016	$(9,967)	$14,049

As of December 31, 2005
Purchased Technology	$18,139	$(3,999)	$14,140
Patents	3,811	(749)	3,062
Trademarks and other	2,066	(529)	1,537

	$24,016	$(5,277)	$18,739

SunPower Corporation

Notes to Consolidated Financial Statements—(Continued)

Amortization of all purchased intangible assets, which is included in cost of revenue in the accompanying Consolidated Statements of Operations, was $4.7 million in each of the years ended December 31, 2006 and 2005. Estimated future amortization of all intangible assets as of December 31, 2006 is as follows (in thousands):

2007	$4,493
2008	3,873
2009	3,590
2010	2,093

$14,049

Note 3. Transactions with Cypress

Purchases of Imaging and Infrared Detector Products from Cypress

The Company purchases wafers from Cypress at intercompany prices which are consistent with Cypress’ internal transfer pricing methodology. Wafer purchases totaled $7.2 million and $5.3 million for the fiscal year ended December 31, 2006 and 2005, respectively, and $471,000 and $256,000 for the period from November 9, 2004 through December 31, 2004 and from January 1, 2004 through November 8, 2004, respectively.

Manufacturing Services in Texas

The Company originally made its imaging and infrared detector and solar power products at its Sunnyvale, California facility. In May 2002, the Company installed certain tenant improvements to build a pilot wafer fabrication line for a newly designed solar cell in a Cypress facility located in Texas. The Company then paid pro rata costs for materials and Cypress personnel to operate the facility which made the Company’s pre-commercial production solar cells until the Philippines facility came on line in November 2004. In late 2004, the Company moved its imaging and infrared detector production lines to the Cypress Texas facility and continues to pay the costs of materials and Cypress personnel to operate the facility. The Company has paid the following amounts to Cypress for products produced and manufacturing services performed under this manufacturing service arrangement: $0 and $129,000 for the fiscal years ended December 31, 2006 and 2005, respectively, and $40,000 and $2.5 million for the period from November 9, 2004 to December 31, 2004 and from January 1, 2004 to November 8, 2004, respectively.

Administrative Services Provided by Cypress

Cypress has seconded employees and consultants to the Company for different time periods for which the Company pays their fully-burdened compensation. In addition, Cypress personnel render services to the Company to assist with administrative functions such as centralized legal, tax, treasury, information technology, employee benefits and other Cypress corporate services and infrastructure. Cypress bills the Company for a portion of the Cypress employees’ fully-burdened compensation. In the case of the Philippines subsidiary, which entered into a services agreement for such secondments and other consulting services in January 2005, the Company pays the fully burdened compensation plus 10%. The amounts that the Company has recorded as general and administrative expenses in the accompanying statements of operations for these services was approximately $1.5 million and $2.3 million for the fiscal years ended December 31, 2006 and 2005, respectively, and $171,000 and $1.3 million for the period from November 9, 2004 to December 31, 2004 and from January 1, 2004 to November 8, 2004, respectively.

SunPower Corporation

Notes to Consolidated Financial Statements—(Continued)

Leased Facility in the Philippines

In 2003, the Company and Cypress reached an understanding that the Company would build out and occupy a building owned by Cypress for its wafer fabrication facility in the Philippines. The Company has a rental agreement with Cypress for this facility which expires in 2021. Under the lease, the Company will pay Cypress at a rate equal to the cost to Cypress for that facility (including taxes, insurance, repairs and improvements) until the earlier of 10 years or a change in control of the company occurs, which includes such time as Cypress ceases to own at least a majority of the aggregate number of shares of all classes of the Company’s common stock then outstanding. Thereafter, the Company will pay market rate rent for the facility. The Company will have the option to purchase the facility from Cypress at any time at Cypress’ original purchase price of approximately $8.0 million, plus interest, computed on a variable index starting on the date of purchase by Cypress until the sale to the Company unless such purchase option is exercised after a change of control of the company, then the purchase price shall be at a market rate, as reasonably determined by Cypress (see Note 9). The lease agreement also contains certain indemnification and exculpation provisions by the Company for the benefit of Cypress as lessor. Rental expense paid to Cypress for this building was $274,000 in each of the fiscal years ended December 31, 2006 and 2005, respectively, and $40,000 and $235,000 for the period from November 9, 2004 to December 31, 2004 and from January 1, 2004 to November 8, 2004, respectively.

Leased Headquarters Facility in San Jose, California

On May 15, 2006, the Company entered into a lease agreement for its 43,732 square foot headquarters, which is located in a building owned by Cypress in San Jose, California, for $6.0 million over the five-year term of the lease. In the event Cypress decides to sell the building, the Company has the right of first refusal to purchase the building at a fair market price which will be based on comparable sales in the area. Rental expense paid to Cypress for this facility was $631,000 in fiscal year ended December 31, 2006

2005 Separation and Service Agreements

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

Master Separation Agreement

In October 2005, the Company entered into a master separation agreement containing the framework with respect to the Company’s separation from Cypress. The master separation agreement provides for the execution of various ancillary agreements that further specify the terms of the separation.

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

Lease for Manufacturing Assets

In 2005 the Company entered into a lease with Cypress under which Cypress will lease from the Company certain manufacturing assets owned by the Company and located in Cypress’ Texas manufacturing facility. The term of the lease is 27 months and it expires on December 31, 2007. Under this lease, Cypress is reimbursing the Company approximately $0.7 million representing the net book value of the assets divided over the life of the leasehold improvements.

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

Indemnification and Insurance Matters Agreement

The Company will indemnify Cypress and its affiliates, agents, successors and assigns from all liabilities arising from environmental conditions: existing on, under, about or in the vicinity of any of the Company’s facilities, or arising out of operations occurring at any of the Company’s facilities, including its California facilities, whether prior to or after the separation; existing on, under, about or in the vicinity of the Philippines facility which the Company occupies, or arising out of operations occurring at such facility, whether prior to or after the separation, to the extent that those liabilities were caused by the Company; arising out of hazardous materials found on, under or about any landfill, waste, storage, transfer or recycling site and resulting from hazardous materials stored, treated, recycled, disposed or otherwise handled by any of the Company’s operations or the Company’s California and Philippines facilities prior to the separation; and arising out of the construction activity conducted by or on behalf of us at Cypress’ Texas facility.

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

SunPower Corporation

Notes to Consolidated Financial Statements—(Continued)

Investor Rights Agreement

The Company has entered into an investor rights agreement with Cypress providing for specified (1) registration and other rights relating to the Company’s shares of the Company’s common stock, (2) information and inspection rights, (3) coordination of auditing practices and (4) approval rights with respect to certain transactions.

Tax Sharing Agreement

The Company has entered into a tax sharing agreement with Cypress providing for each of the party’s obligations concerning various tax liabilities. The tax sharing agreement is structured such that Cypress will pay all federal, state, local and foreign taxes that are calculated on a consolidated or combined basis (while the Company is a member of Cypress’ consolidated or combined group pursuant to federal, state, local and foreign tax law). The Company’s portion of such tax liability or benefit will be determined based upon its separate return tax liability as defined under the tax sharing agreement. Such liability or benefit will be based on a pro forma calculation as if the Company were filing a separate income tax return in each jurisdiction, rather than on a combined or consolidated basis with Cypress subject to adjustments as set forth in the tax sharing agreement.

After the date the Company ceases to be a member of Cypress’ consolidated, combined or unitary group for federal or state income tax purposes, as and to the extent that the Company becomes entitled to utilize on the Company’s separate tax returns portions of those credit or loss carryforwards existing as of such date, the Company will distribute to Cypress the tax effect, estimated to be 40%, of the amount of such tax loss carryforwards so utilized, and the amount of any credit carryforwards so utilized. The Company will distribute these amounts to Cypress in cash or in the Company’s shares, at the Company’s option. Any payments to Cypress under this tax sharing agreement will be accounted for as an equity transaction with Cypress. As of December 31, 2006, the Company has approximately $50.6 million of federal net operating loss carryforwards and approximately $4.8 million of California net operating loss carryforwards meaning that such potential future payments to Cypress, which would be made over a period of several years, would therefore aggregate between $15.0 million and $16.0 million.

Upon completion of its follow-on public offering of common stock in June 2006, the Company is no longer considered to be a member of Cypress’ consolidated group for federal income tax purposes. Accordingly, the Company will be subject to the obligations payable to Cypress for any federal income tax credit or loss carryforwards generated prior to de-consolidation utilized in its federal tax returns in subsequent periods, as explained in the preceding paragraph.

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

SunPower Corporation

Notes to Consolidated Financial Statements—(Continued)

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

For the fiscal year ended December 31, 2005, and the periods from November 9, 2004 to December 31, 2004 and from January 1, 2004 to November 8, 2004, outstanding convertible preferred stock, stock options to purchase common stock and warrants to purchase preferred and common stock, were excluded from the calculation of diluted net loss per share as the Company was in a net loss position and their inclusion would have been anti-dilutive. The following is a summary of all outstanding anti-dilutive potential common shares:

	Successor Company			Predecessor Company
	Year Ended December 31,		Nov. 9, 2004 Through Dec. 31, 2004	Jan. 1, 2004 Through Nov. 8, 2004
(in thousands)	2006	2005
Convertible preferred stock	—	—	12,915	12,915
Stock options	44	6,572	4,285	3,644
Common stock warrants	—	—	3,821	3,821

The following table sets forth the computation of basic and diluted weighted-average common shares:

	Successor Company			Predecessor Company
	Year Ended December 31,		Nov. 9, 2004 Through Dec. 31, 2004	Jan. 1, 2004 Through Nov. 8, 2004
(in thousands)	2006	2005
Basic weighted-average common shares	65,864	23,306	2	4,230
Effect of dilutive securities:
Stock options	5,147	—	—	—
Restricted stock	76	—	—	—

Weighted-average common shares for diluted computation	71,087	23,306	2	4,230

SunPower Corporation

Notes to Consolidated Financial Statements—(Continued)

Note 5. Balance Sheet Components

Inventories consisted of the following:

(in thousands)	December 31, 2006	December 31, 2005
Raw material	$8,703	$6,214
Work-in-process	79	351
Finished goods	13,998	6,582

	$22,780	$13,147

Prepaids and other current assets consisted of the following:

(in thousands)	December 31, 2006	December 31, 2005
Note receivable	$10,000	$—
Deferred tax asset, current portion	1,446	—
Other prepaids and current assets	5,209	2,958

	$16,655	$2,958

Property, plant and equipment, net, consisted of the following:

(in thousands)	December 31, 2006	December 31, 2005
Land	$4,804	$—
Building	2,500	—
Manufacturing equipment	120,104	60,807
Computer equipment	2,496	1,738
Furniture and fixtures	83	124
Leasehold improvements	45,175	24,372
Construction-in-process (manufacturing facilities in the Philippines)	53,252	33,684

	228,414	120,725
Less: Accumulated depreciation	(25,986)	(10,166)

	$202,428	$110,559

Total depreciation expense was $16.4 million and $7.1 million for the fiscal years ended December 31, 2006 and 2005, respectively, and $0.6 million and $1.6 million for the periods from November 9, 2004 to December 31, 2004 and from January 1, 2004 to November 8, 2004, respectively.

During the first quarter of fiscal 2005, the Company recorded charges to research and development of $0.5 million related to the write-down of property and equipment that were removed from operations. These assets consisted primarily of manufacturing and test equipment that was decommissioned in a pilot wafer fab located in Cypress’ manufacturing facility in Texas. As management has committed to plans to dispose of these assets by sale, the Company classified the assets as held for sale and recorded the assets at the lower of their carrying amount or fair value less costs to sell. The valuation of the assets was based on management’s estimates and consideration of various factors including outside appraisals. The Company completed the disposal of the restructured assets by the end of fiscal 2005.

SunPower Corporation

Notes to Consolidated Financial Statements—(Continued)

Accrued liabilities consisted of the following:

(in thousands)	December 31, 2006	December 31, 2005
Foreign exchange derivative liability	$4,849	$49
Employee compensation and employee benefits	3,961	1,173
Warranty reserve	3,446	574
Income tax payable	1,995	50
Other	4,334	2,695

	$18,585	$4,541

Note 6. Investments

Cash and cash equivalents and short-term investments classified as available-for-sale securities were comprised of the following:

	December 31, 2006				December 31, 2005
	Cost	Unrealized		Fair Value	Cost	Unrealized		Fair Value
(in thousands)		Gross Gains	Gross Losses			Gross Gains	Gross Losses
Corporate securities	$13,400	$—	$—	$13,400	$—	$—	$—	$—
Money market securities	135,298	—	—	135,298	122,131	—	—	122,131
Commercial paper	28,735	—	—	28,735	—	—	—	—

Total available-for-sale securities	$177,433	$—	$—	$177,433	$122,131	$—	$—	$122,131

The classification and contractual maturities of available-for-sale securities is as follows:

(in thousands)	December 31, 2006	December 31, 2005
Included in:
Cash and cash equivalents	$160,937	$122,131
Short-term investments	16,496	—

	$177,433	$122,131

Contractual maturities for all available-for-sale securities is less than one year.

Note 7. Advances to Suppliers

The Company has entered into agreements with various polysilicon, ingot and wafer vendors and manufacturers. These agreements specify future quantities and pricing of products to be supplied by the vendors for periods up to 12 years. Certain agreements also provide for penalties or forfeiture of advanced deposits in the event the Company terminates the arrangements. As of December 31, 2006, total future purchase obligations related to such agreements were $717.6 million.

SunPower Corporation

Notes to Consolidated Financial Statements—(Continued)

Furthermore, under certain of these agreements, the Company is required to make prepayments to the vendors over the terms of the arrangements. The Company may also, from time to time, make advance payments in connection with purchase of services and manufacturing equipment from a variety of vendors and suppliers. As of December 31, 2006, advances to suppliers totaled $77.6 million, the current portion of which is $15.4 million.

The Company’s future prepayment obligations as of December 31, 2006 related to these agreements is as follows (in thousands):

2007	$48,300
2008	18,300
2009	11,100
2010	11,100

$88,800

In January 2007, the Company paid an advance of $10 million in accordance with the terms of an existing supply agreement.

Note 8. Income Taxes

U.S. and non U.S. components of loss before income taxes consist of the following:

	Successor Company			Predecessor Company
(in thousands)	Year Ended December 31,		November 9, 2004 Through December 31, 2004	January 1, 2004 Through November 8, 2004
	2006	2005
U.S. income (loss)	$3,419	$(14,675)	$(2,278)	$(7,351)
Non-U.S. income (loss)	25,042	(1,118)	(3,331)	(15,951)

Income (loss) before income tax provision	$28,461	$(15,793)	$(5,609)	$(23,302)

The tax provision differs from the amounts obtained by applying the statutory U.S. federal tax rate to loss before taxes as shown below:

	Successor Company			Predecessor Company
(in thousands)	Year Ended December 31,		November 9, 2004 Through December 31, 2004	January 1, 2004 Through November 8, 2004
	2006	2005
Statutory rate	35%	35%	35%	35%
Tax at U.S. statutory rate	$9,961	$(5,528)	$(1,963)	$(8,156)
Foreign losses with no tax benefit	(7,162)	459	1,166	5,583
State income taxes, net of benefit	65	—	—	—
Recognition of prior year benefits	(1,205)	—	—	—
Benefit of net operating losses not recognized	—	4,617	797	2,573
Non-deductible stock option compensation expense	241	502	—	—
Other, net	45	—	—	—

Total	$1,945	$50	$—	$—

SunPower Corporation

Notes to Consolidated Financial Statements—(Continued)

Temporary differences and carryforwards, which give rise to significant portions of deferred tax assets and liabilities, are as follows:

(in thousands)	December 31, 2006	December 31, 2005
Deferred tax assets:
Net operating loss carryforwards	$9,130	$13,056
Research and development credit and California manufacturing credit carryforwards	1,797	1,447
Reserves and accruals	3,204	894
Capitalized research and development expenses	1,023	1,023

Total deferred tax asset	15,154	16,420
Valuation allowance	(9,836)	(9,278)

Total deferred tax asset, net of valuation allowance	5,318	7,142

Deferred tax liabilities:
Intangible assets	(5,318)	(7,142)
Other	1,400	(336)

Total deferred tax liabilities	(3,918)	(7,478)

Net deferred tax asset (liability)	$1,400	$(336)

The Company had federal net operating loss carryforwards of approximately $50.6 million as of December 31, 2006, which may be applied to future taxable income until these benefits begin to expire in 2011 through 2026. The Company had California net operating loss carryforwards of approximately $4.8 million as of December 31, 2006, which may be applied to future taxable income until these benefits begin to expire in 2007 through 2012. The Company has research and development credit carryforwards of approximately $1.2 million for federal and approximately $0.9 million for state tax purposes.

SFAS No. 109 requires a valuation allowance to reduce the deferred tax assets be reported if, based on the weight of the evidence, management cannot conclude that it is more likely than not that some portion or all of the deferred tax assets will be realized. The Company has recorded a full valuation allowance on the deferred tax asset because of the uncertainty of their realizability. In the event that the realization of these deferred tax assets associated with the Cypress acquisition is more likely than not, the reversal of the related valuation allowance will first reduce goodwill, then intangible assets and lastly as a reduction to the provision for taxes.

The Company’s ability to utilize a portion of the net operating loss carryforwards is dependent upon the Company being able to generate taxable income in future periods and may be limited due to restrictions imposed on utilization of net operating loss and credit carryforwards under Federal and state laws upon a change in ownership, such as the transaction with Cypress.

The Company is subject to a tax holiday in the Philippines, where it manufactures its products. This tax holiday is scheduled to expire in 2010, unless extended. As of yet, no tax benefit has been realized from the income tax holiday due to operating losses incurred in the Philippines.

Note 9. Commitments and Contingencies

Operating Lease Commitments

The Company leases its San Jose, California facility under a non-cancelable operating lease from Cypress, which expires on April 30, 2011 (see Note 3). The lease also requires the Company to pay property taxes, insurance

SunPower Corporation

Notes to Consolidated Financial Statements—(Continued)

and certain other costs. The Company also leases its wafer fabrication facility in the Philippines from Cypress, which expires in July 2021 (see Note 3). Also, during December 2005, the Company entered into a 5-year operating lease from an unaffiliated third party for an additional building in the Philippines. Future minimum obligations under all non-cancelable operating leases as of December 31, 2006 are as follows (in thousands):

2007	$1,679
2008	1,650
2009	1,697
2010	1,748
2011	717
Thereafter	2,407

$9,898

Rent expense, including the rent paid to Cypress for the California facility and the wafer fabrication facility in the Philippines (see Note 3), was $1.3 million and $0.6 million for the fiscal years ended December 31, 2006 and 2005, respectively, and $0.1 million and $0.7 million for the periods from November 9, 2004 to December 31, 2004 and from January 1, 2004 to November 8, 2004, respectively.

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

The Company also has agreements with several suppliers of polysilicon, ingots and wafers which specify future quantities and pricing of products to be supplied by the vendors for periods up to 12 years and provide for certain consequences, such as forfeiture of advanced deposits and penalty payments relating to previous purchases, in the event that the Company terminates the arrangements.

At December 31, 2006, total obligations related to such supplier agreements was $717.6 million of which $250 million was related to a joint venture (as discussed below) and the Company’s non-cancelable purchase orders related to equipment and building improvements totaled approximately $71.2 million.

Future minimum obligations under supplier agreements and non-cancelable purchase orders as of December 31, 2006 are as follows (in thousands):

2007	$109,722
2008	99,943
2009	133,457
2010	142,572
2011	153,219
Thereafter	149,841

$788,754

SunPower Corporation

Notes to Consolidated Financial Statements—(Continued)

Joint Venture

In the third quarter of fiscal 2006, the Company entered into an agreement with Woongjin Coway Co., Ltd. (“Woongjin”), a provider of environmental products located in Korea, to form Woongjin Energy Co., Ltd (“Woongjin Energy”), a joint venture to manufacture mono-crystalline silicon ingots. Under the joint venture, the Company and Woongjin will fund the joint venture through capital investments. In addition, Woongjin Energy will obtain a $33.0 million loan to be guaranteed by Woongjin. Additionally, the Company will supply polysilicon and technology required for the silicon ingot manufacturing to the joint venture, and procure the manufactured silicon ingots from the joint venture. Woongjin Energy is expected to begin manufacturing in the second half of fiscal 2007, and the Company expects to purchase approximately $250 million of silicon ingots from Woongjin Energy through a five-year agreement.

The Company has invested $5.0 million in the joint venture comprised of a 19.9% equity investment valued at $1.7 million and a $3.3 million convertible note that is convertible at the Company’s option into an additional 20.1% equity ownership in the joint venture. The entire $5.0 million is classified as “Other Long-Term Assets” in the December 31, 2006 consolidated balance sheet. Neither party has contractual obligations to provide any additional funding to the joint venture. As of December 31, 2006, the joint venture was in the development stage and had no operations.

Product Warranties

Activity within accrued warranty for the period January 1, 2004 to November 8, 2004 and for the period November 9, 2004 to December 31, 2004 was limited to the provision of $180,000. Activity within accrued warranty for 2006 and 2005 is summarized as follows:

(in thousands)	December 31, 2006	December 31, 2005
Balance at the beginning of the period	$574	$180
Accruals for warranties issued during the period	3,226	411
Settlements made during the period	(354)	(17)

Balance at the end of the period	$3,446	$574

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

SunPower Corporation

Notes to Consolidated Financial Statements—(Continued)

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

Note 10. Foreign Currency Derivatives

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

As of December 31, 2006, the Company’s hedge instruments consisted of forward exchange contracts and option contracts. The Company calculates the fair value of its forward contracts based on spot rates and interest differentials from published sources.

In accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” the Company accounts for its hedges of forecasted foreign currency revenues as cash flow hedges and hedges of firmly committed purchase contracts denominated in foreign currency as fair value hedges.

Cash Flow Hedges: Hedges of forecasted foreign currency denominated revenues are designated as cash flow hedges and changes in fair value of the effective portion of hedge contracts are recorded in accumulated other comprehensive income (loss) in stockholders’ equity in the Consolidated Balance Sheets. Amounts deferred in accumulated other comprehensive income (loss) are reclassified into the Consolidated Statement of Operations in the periods in which the hedged exposure impacts earnings. The effective portion of unrealized gains (losses) recorded in accumulated other comprehensive income (loss), net of tax was a $2.6 million loss and a $2.8 million gain for the years ended December 31, 2006 and 2005, respectively, a $2.3 million loss for the period from November 9, 2004 to December 31, 2004 and none for the period from January 1, 2004 to November 8, 2004. As of December 31, 2006 and 2005, the Company had outstanding cash flow hedge forward contracts with an aggregate notional value of $89.6 million and $31.2 million, respectively. As of December 31, 2006 and 2005, the Company had outstanding option contracts with an aggregate notional value of $16.0 million and $0, respectively, and outstanding fair value hedge forward contracts with an aggregate notional value of $0 and $3.1 million, respectively. The maturity dates of the outstanding contracts ranged from January 2007 to October 2007.

Fair Value Hedges: On occasion, the Company commits to purchase equipment in foreign currency, predominantly Euros. When these purchases are hedged and qualify as firm commitments under SFAS No. 133, they are designated as fair value hedges and changes in the fair value of the firm commitment derivative contract are recognized in the Consolidated Statement of Operations. Under fair value hedge treatment, the changes in the firm commitment on a spot to spot basis are recorded in property, plant and equipment, net in the Consolidated Balance Sheet and in other income (expense), net in the Consolidated Statement of Operations.

Both cash flow hedges and fair value hedges are tested for effectiveness each period on a spot to spot basis using the dollar-offset method. Both the excluded time value and any ineffectiveness, which were not significant for all periods, are recorded in Other income and (expense), net.

SunPower Corporation

Notes to Consolidated Financial Statements—(Continued)

In addition, the Company began hedging the net balance sheet effect of Euro denominated assets and liabilities in 2005. The Company records its hedges of foreign currency denominated monetary assets and liabilities at fair value with the related gains or losses recorded in other income and (expense), net. The gains or losses on these contracts are substantially offset by transaction gains or losses on the underlying balances being hedged. As of December 31, 2006 and 2005, the Company held forward contracts with an aggregate notional value of $37.6 million and $26.6 million, respectively, to hedge the economic risks associated with Euro foreign currency denominated assets and liabilities.

Note 11. Customer Advances

From time to time, the Company enters into agreements where customers make advances for future purchases of solar power products. In general, the Company pays no interest on the advances and applies the advances as shipments of product occur.

In April 2005, the Company entered into an agreement with one of its customers to supply solar cells. As part of this agreement, the customer agreed to fund expansion of the Company’s manufacturing capacity to support this customer’s solar cell product demand. Beginning on January 1, 2006, the Company was obligated to pay interest at a rate of 5.7% per annum on the remaining unpaid balance. The Company’s settlement of principal on the advances is to be recognized over product deliveries at a specified rate on a per-unit-of-product-delivered basis through December 31, 2010.

As of December 31, 2005, the Company received total advances of 30 million Euros (approximately $35.5 million) of which $7.1 million has been classified in current portion of customer advances and $28.4 million in long term customer advances in the accompanying consolidated balance sheet, based on projected product shipment dates. As of December 31, 2006, remaining outstanding advance was 25.1 million Euros (approximately $33.1 million) of which $7.9 million and $25.2 million has been classified in current portion of customer advances and in long term customer advances, respectively. The Company has utilized all funds as advanced by this customer towards expansion of the Company’s manufacturing capacity.

The Company has also entered into agreements with other customers who have made advance payments for solar products. These advances will be applied as shipments of product occur. As of December 31, 2006 and 2005 such customers had made advances of $6.9 million and $1.9 million, respectively.

The estimated utilization of advances from customers and the related interest thereto are (in thousands):

2007	$13,978
2008	12,112
2009	9,133
2010	8,655

Total	$43,878

Note 12. Debt

$25.0 Million Revolving Credit Facility

In December 2005, the Company entered into a $25.0 million three-year revolving credit facility (the “Facility”) with affiliates of Credit Suisse Securities (USA) LLC and Lehman Brothers, Inc. The Facility is collateralized by substantially all of our assets, including the stock of our foreign subsidiaries. Borrowings under

SunPower Corporation

Notes to Consolidated Financial Statements—(Continued)

the Facility are conditioned upon customary conditions as well as (1) with respect to the first $10.0 million drawn on the facility, maintenance of cash collateral to the extent of outstanding borrowings (excluding amounts borrowed), and (2) with respect to the remaining $15.0 million of the Facility, satisfaction of a coverage test which is based on the ratio of our cash flow to capital expenditures. The Facility contains customary covenants and defaults including limitations on dividends, incurrence of indebtedness and liens, and mergers and acquisitions. The Facility bears interest at a rate of the greater of the prime rate or federal funds rate for U.S. dollar draws, or the LIBOR plus 1% for Euro dollar draws on the first $10.0 million of borrowings and the greater of the prime rate plus 2% or federal funds rate plus 2% for U.S. dollar draws, or LIBOR plus 3% for Euro dollar draws on any borrowings over $10.0 million. The interest rate for Euro dollar borrowings would have been 6.3% on the first $10.0 million of borrowings and 8.3% on any borrowings over $10.0 million at December 31, 2006. The interest rate U.S. dollar borrowings would have been 8.3% on the first $10.0 million of borrowings and 10.3% on any borrowings over $10.0 million at December 31, 2006. To date there have been no borrowings under the Facility.

In connection with the issuance of Senior Convertible Debentures (the “Debentures”) in January 2007, the Company entered into an amendment to the Facility to allow additional indebtedness under the Debentures and under PowerLight’s $10 million revolving credit facility. See Note 17.

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

Borrowings from Cypress

From the period February 2003 through June 30, 2005, the Company borrowed a total of $71.8 million from Cypress in the form of Promissory Notes, Senior Convertible Promissory Notes, and Promissory Notes issued under a Line of Credit Agreement. As of December 31, 2006 and 2005, there were no amounts outstanding in relation to the borrowings.

In conjunction with the acquisition of PowerLight, the Company entered into a commitment letter with Cypress during the fourth quarter of fiscal 2006 under which Cypress agreed to lend the Company up to $130 million in cash in order to facilitate the financing of acquisitions or working capital requirements. The commitment letter is available to be drawn against for a period not to exceed six months from the closing date of the Agreement. Any borrowings by the Company will be evidenced by a senior subordinated note (the “Note”). The Note is unsecured and will be subordinated to the Company’s existing and future revolving credit loans, term loans, lines of credit or letters of credit. The interest rate will be LIBOR on the issuance date plus 475 basis points, and the Note will mature on the first anniversary of the issuance date. A mandatory pre-payment of any amounts outstanding under the Note is due upon the closing of any bank credit, debt or equity financing completed by the Company. In February 2007, the commitment letter was terminated. No borrowings were utilized and no borrowings were outstanding as of the termination date.

SunPower Corporation

Notes to Consolidated Financial Statements—(Continued)

Promissory Note (February 2003)

In February 2003, the Company entered into a $2.5 million promissory note agreement with Cypress. This note bore interest at 7%, and was due in 60 equal monthly payments of $50,000, representing principal and interest. Amounts outstanding at December 31, 2003 and 2004 were $2.1 million and $1.7 million respectively. In connection with the issuance of this note, the Company granted a warrant to Cypress to purchase 178,571 shares of its common stock with an exercise price of $0.14 per share (see Note 13).

In March 2005, the entire principal balance and related interest was converted into class A common stock as part of the $58 million common stock issuance to Cypress (see Note 13).

Unsecured Senior Convertible Promissory Notes

In accordance with the Note Purchase and Line of Credit Agreement signed in May 2002, Cypress funded the Company $400,000 per month from April 2003 through December 2003. In connection with this agreement, the Company issued to Cypress a warrant to purchase 16 million shares of series two preferred stock with an exercise price of $1.00 per share. This warrant expired unexercised in January 2004 (see Note 13). As of December 31, 2003 and 2004, the Company had borrowed a total of $3.6 million at interest rates between 1.21% and 1.68% based on the date of the note. These notes continued to accrue interest until the outstanding principal and interest was settled in March 2005.

In March 2005, the entire principal balance and related interest was converted into class A common stock as part of the $58 million common stock issuance to Cypress (see Note 13).

Promissory Notes (March 2004)

From March 2004 to June 2005, Cypress loaned the Company an aggregate of $36.5 million pursuant to 10 demand promissory notes. These notes bore interest at 7%. In connection with the issuance of those notes, the Company issued warrants to Cypress to purchase 1,500,000 shares of its common stock with an exercise price of $0.14 per share (see Note 13).

In March 2005, the entire principal balance and related interest was converted into class A common stock as part of the $58 million common stock issuance to Cypress (see Note 13).

Line of Credit Agreement

The Company entered into a $30.0 million Note Purchase and Line of Credit Agreement with Cypress in May 2002, which was subsequently amended in May 2004. From May 2002 to June 2005, Cypress loaned the Company an aggregate of $29.2 million. Amounts outstanding under the line of credit agreement required monthly interest payments at an annualized rate of 7%. Based on the terms of the agreement, principal was to be paid in 60 equal monthly installments beginning June 2007 through May 2012. Amounts outstanding at December 31, 2003, 2004 and December 31, 2005 were $23.7 million, $31.7 million and $0, respectively. In connection with loans made under the line of credit agreement, the Company issued warrants to Cypress to purchase 2,142,858 shares of common with an exercise price of $0.14 per share (see Note 13).

In March 2005, $6.9 million of principal and interest was converted into class A common stock as part of the $58 million common stock issuance to Cypress (see Note 13).

In July 2005, the remaining principal balance and related interest was converted into class A common stock as part of the July 2005 common stock issuance to Cypress. In addition, Cypress amended the terms of the line of credit agreement such that it expired contemporaneous with the closing of the Company’s initial public offering of common stock in November 2005.

SunPower Corporation

Notes to Consolidated Financial Statements—(Continued)

Total interest expense related to all borrowings from Cypress (including interest expense attributed to the relative fair value of the warrants that were issued to Cypress in connection with these loans and amortized using the effective interest method) totaled $3.2 million, $1.0 million and $3.8 million for the fiscal year ended December 31, 2005; the period from November 9, 2004 to December 31, 2004 and from January 1, 2004 to November 8, 2004, respectively.

Note 13. Redeemable Convertible Preferred Stock and Common Stock

At December 31, 2006, the Company was authorized to issue up to 375.0 million shares of $0.001 par value common stock and 10.0 million shares of $0.001 par value preferred stock.

Shares Reserved for Future Issuance

The Company had shares of common stock reserved for future issuance as follows:

(in thousands)	December 31, 2006	December 31, 2005
Stock option plans	5,127	6,649

Redeemable Convertible Preferred Stock

At December 31, 2004, the Company’s redeemable convertible preferred stock consisted of two series designated as series one and series two preferred stock, both of which were wholly owned by Cypress. In connection with the Company’s initial public offering of common stock in November 2005 all redeemable convertible preferred stock was converted into shares of class B common stock.

Common Stock

Until November 8, 2004, there was only one class of common stock. After the merger on November 9, 2004, three classes of common stock were authorized for issuance, classes A, B and C common stock. On September 30, 2005, SunPower amended and restated its Articles of Incorporation to change from a three class common stock structure to a two class common stock (class A and class B) structure, with the series one and two preferred stock convertible into class B common stock. The two new classes of common stock have substantially similar rights except as to voting, conversion and protective provisions.

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

SunPower Corporation

Notes to Consolidated Financial Statements—(Continued)

At December 31, 2003 and on November 8, 2004, immediately prior to the merger, all shares of common stock were held by non-Cypress shareholders. At November 9, 2004, immediately after the merger, no common stock was outstanding while on December 31, 2005, a majority of the common shares were owned by Cypress.

In March 2005, the Company issued to Cypress 17,575,757 shares of its class A common stock at a price of $3.30 per share, the consideration for which was $7.1 million cash and the cancellation by Cypress of $50.9 million of promissory notes and related interest held by Cypress (see Note 12). Accordingly, the net amount of $47.4 million comprising of the $50.9 million debt less the unamortized discount of $3.5 million was credited to equity. These shares were converted to Class B common stock on September 30, 2005.

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

Common stock consisted of the following:

(in thousands, except share data)	December 31, 2006	December 31, 2005
Class A common stock, $0.001 par value; 217,500,000 shares authorized and 17,816,082* and 9,059,197 shares issued and outstanding at December 31, 2006 and 2005, respectively	$18	$9
Class B common stock, $0.001 par value; 157,500,000 shares authorized and 52,033,287 shares issued and outstanding as of December 31, 2006 and 2005	52	52

Total common stock	$70	$61

*	Includes 228,000 shares of restricted stock.

In June 2006, the Company completed a follow-on public offering of 7.0 million shares of class A common stock at a price of $29.50 per share.

As of December 31, 2006, the voting and dividend rights of the common stock were as follows:

Voting Rights—Common Stock

The class A common stock is entitled to one vote per share while the class B common stock is entitled to eight votes per share on all matters to be voted on by the Company’s stockholders. The class B common stock is initially held by Cypress, is convertible at any time into class A common stock by its holder on a share for share

SunPower Corporation

Notes to Consolidated Financial Statements—(Continued)

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

Other Transactions

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

In February 2003, in connection with the issuance of the $2.5 million promissory note to Cypress maturing in March 2008 (see Note 12), the Company granted a warrant to Cypress to purchase 178,571 shares of its common stock with an exercise price of $0.14 per share and a term of ten years. The fair value of the warrant was estimated on the date of grant using the Black-Scholes pricing model with the following assumptions: no dividend yield; risk-free rate of 3.95%; volatility of 85% and expected life of five years. The Company recorded the relative fair value of this warrant of $80,000 as a discount to debt. The fair value of the warrant was amortized to interest expense over the original term of the note (60 months) using the effective interest method. During the year ended December 31, 2005 and the periods from November 9, 2004 to December 31, 2004 and from January 1, 2004 to November 8, 2004, $7,000, $3,000 and $10,000, respectively, of the amount relating to the warrants was amortized to interest expense. The net unamortized discount of approximately $47,000 was reflected in equity as part of the conversion of this related-party debt into common stock in March 2005 (see Note 12).

In connection with the November 9, 2004 merger transaction with Cypress, holders of warrants, other than Cypress, were required as a condition to the merger to exercise their warrants so that they held common stock immediately prior to the merger. As a result, warrants to purchase 631,721 shares of common stock were exercised and 11,927 were cancelled, prior to the merger.

In May 2004, the Company signed an amended note purchase and line of credit agreement, finalizing the terms of a $30.0 million loan from Cypress which required principal payments between June 2007 and May 2012. In November 2005 this facility was canceled. In connection with the issuance of this line of credit, (originally signed in May 2002), the Company granted warrants to purchase 2,142,857 shares of its common stock with an exercise price of $0.14 per share and a term of ten years. The fair value of the warrants was estimated on the date of grant using the Black-Scholes pricing model with the following assumptions: no dividend yield; risk free rate of 2.63%; volatility of 81.15% and expected life of three years. The Company

SunPower Corporation

Notes to Consolidated Financial Statements—(Continued)

recorded the relative fair value of these warrants of $6.6 million as a discount to the debt. The relative fair value of the warrant was amortized to interest expense over the original term of the note using the effective interest method. During the year ended December 31, 2005 and the periods from November 9, 2004 to December 31, 2004 and from January 1, 2004 to November 8, 2004, $1.2 million, $306,000 and $939,000, respectively, of the amount relating to the warrants was amortized to interest expense. The remaining $4.2 million of the unamortized discount was reflected in equity as part of the conversion of the related-party debt into common stock completed in July 2005.

From March 2004 through June 2005, Cypress loaned the Company $36.5 million for operations and equipment financing. These loans were demand loans bearing interest at 7%. In conjunction with the issuance of these loans, the Company granted warrants to Cypress to purchase 1,500,000 shares of its common stock with an exercise price of $0.14 per share and a term of ten years. The relative fair value of the warrants was estimated on the date of grant using the Black-Scholes pricing model with the following assumptions: no dividend yield; risk free rate of 1.86%-3.10%; volatility of 81.15% and expected life of three years. The Company recorded the fair value of these warrants of $4.4 million as a discount to debt. The fair value of the warrant was amortized to interest expense using the effective interest method. During the year ended December 31, 2005 and the periods from November 9, 2004 to December 31, 2004 and from January 1, 2004 to November 8, 2004, $297,000, $215,000 and $416,000, respectively, of the amount relating to the warrants was amortized to interest expense. The remaining $3.5 million of the unamortized discount was reflected in equity as part of the conversion of this related-party debt into common stock in March 2005 (see Note 12).

Note 14. Stock-Based Compensation and Other Employee Benefit Plans

Adoption of SFAS No. 123(R)

Effective January 1, 2006, the Company adopted the provisions of SFAS No. 123 (revised 2004), “Share-Based Payment,” (“SFAS No. 123(R)”) which requires the Company to measure the stock-based compensation costs of share-based compensation arrangements based on the grant-date fair value and recognize the costs in the financial statements over the employee requisite service period. As permitted by SFAS No. 123(R), the Company elected to use the modified prospective application transition method and has not restated its financial results for prior periods. Under this transition method, stock-based compensation expense for fiscal 2006 included compensation expense for all stock-based compensation awards granted prior to, but not yet vested as of January 1, 2006, based on the grant-date fair value estimated in accordance with the original provision of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”). Stock based compensation expense for all stock-based compensation awards granted after January 1, 2006 was based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R).

The following table summarizes the consolidated stock-based compensation expense, by type of awards:

(in thousands)	Year Ended December 31, 2006
Employee stock options	$3,930
Non-employee stock options	304
Restricted stock	677
Amounts capitalized in inventory	(47)

Total stock-based compensation expense	$4,864

SunPower Corporation

Notes to Consolidated Financial Statements—(Continued)

The following table summarizes the consolidated stock-based compensation expense by line items in the Consolidated Statements of Operations and the impact on net income per share:

(in thousands, except per share data)	Year Ended December 31, 2006
Cost of revenue	$846
Research and development	1,197
Sales, general and administrative	2,821
Total stock-based compensation expense	4,864
Tax effect on stock-based compensation expense	—

Total stock-based compensation expense after income taxes	$4,864

As a result of adopting SFAS No. 123(R), the Company’s income before taxes, net income and basic and diluted net income per share for the year ended December 31, 2006 were $3.9 million, $3.6 million and $0.06 per share and $0.05 per share, respectively, lower than if it had continued to account for stock-based compensation under APB No. 25.

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

Net cash proceeds from option exercises were $3.9 million and $177,000 for fiscal years ended December 31, 2006 and 2005, respectively, and no income tax benefit was realized from stock option exercises during the same periods. In accordance with SFAS No. 123(R), the Company presents excess tax benefits from the exercise of stock options, if any, as financing cash flows rather than operating cash flows.

The following table summarizes the Company’s unrecognized stock-based compensation balance by type of awards:

(in thousands)	December 31, 2006	Weighted- Average Period
Stock options	$4,118	2.6 years
Restricted stock	5,727	3.7 years

Total unrecognized stock-based compensation balance	$9,845	3.2 years

The Company recognizes its stock-based compensation costs on a straight-line recognition basis. Additionally, the Company issues new shares upon option exercises by employees.

SunPower Corporation

Notes to Consolidated Financial Statements—(Continued)

Prior to the Adoption of SFAS No. 123(R)

Prior to the adoption of SFAS 123(R), the Company applied SFAS No. 123, as amended by Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure,” which allowed companies to apply the accounting rules under Accounting Principles Board No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”), and related interpretations. The following table illustrates the effect on net loss after tax and net loss per share as if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based compensation:

	Successor Company		Predecessor Company
(in thousands, except per share data)	Year Ended December 31, 2005	Nov. 9, 2004 Through Dec. 31, 2004	Jan. 1, 2004 Through Nov. 8, 2004
Net loss—as reported	$(15,843)	$(5,609)	$(23,302)
Add: Total stock-based employee compensation expense reported in net loss, net of related tax effects	—	625	—
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(4,704)	(370)	(1,187)

Non-deductible stock option compensation expense	$(20,547)	$(5,354)	$(24,489)

Net loss per share:
Basic and diluted—as reported	$(0.68)	$(2,804.50)	$(5.51)
Basic and diluted—pro forma	$(0.88)	$(2,677.00)	$(5.79)

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

Assumptions used in the determination of fair value of share-based payment awards using the Black-Scholes model were as follows:

	Year Ended December 31,
	2006	2005	Successor and Predecessor 2004
Expected term	6.5 years	4.0 years	4.0 years
Risk-free interest rate	5.0%	3.7%	3.6%
Volatility	92%	92%	81%
Dividend yield	0%	0%	0%

For Fiscal Year Ended December 31, 2005:

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

SunPower Corporation

Notes to Consolidated Financial Statements—(Continued)

U.S. Treasury yield curve in effect at the time of grant. Since the Company does not pay and does not expect to pay dividends, the expected dividend yield is zero.

For Fiscal Year Ended December 31, 2006:

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

Equity Incentive Programs

Stock Option Plans:

The Company has three stock option plans: the 1988 Incentive Stock Plan (“1988 Plan”), the 1996 Stock Plan (“1996 Plan”), and the 2005 Stock Incentive Plan (“2005 Plan”). Under the terms of the plans, the Company may issue incentive or nonstatutory stock options or stock purchase rights to employees and consultants to purchase common stock. The 2005 Plan was adopted by the Company’s board of directors in August 2005, and was approved by shareholders in November 2005. The 2005 Plan replaced the 1988 Plan and 1996 Plan and allows not only for the grant of options, but also for the grant of stock appreciation rights, restricted stock grants, restricted stock units and other equity rights. In May 2006, the Company’s stockholders approved an increase of 250,000 shares in the number of shares available for grant under the 2005 Plan. As of December 31, 2006, approximately 147,000 shares were available for grant under the 2005 Plan.

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

SunPower Corporation

Notes to Consolidated Financial Statements—(Continued)

The following table summarizes the Company’s stock option activities:

	Successor Company						Predecessor Company
	Year Ended December 31,				Nov. 9, 2004 Through Dec. 31, 2004		Jan. 1, 2004 Through Nov. 8, 2004
	2006		2005
(in thousands, except per share data)	Shares	Weighted Average Exercise Price Per Share	Shares	Weighted- Average Exercise Price Per Share	Shares	Weighted Average Exercise Price Per Share	Shares	Weighted Average Exercise Price Per Share
Options outstanding, beginning of period	6,572	$3.41	4,285	$2.30	3,644	$2.12	1,745	$0.50
Granted	44	39.05	2,581	4.98	644	3.30	2,205	3.20
Exercised	(1,529)	2.54	(217)	0.82	(2)	0.64	(278)	0.54
Forfeited	(107)	4.14	(77)	1.91	(1)	0.60	(28)	1.18

Options outstanding, end of period	4,980	3.97	6,572	3.41	4,285	2.30	3,644	2.12

Options exercisable, end of period	1,839	3.16	1,781	2.30	662	0.96	599	0.94

The Company’s weighted average grant date fair value of options granted in 2006, 2005 and 2004 combined were $31.02, $2.96 and $2.04, respectively. For the year ended December 31, 2006, the intrinsic value of options exercised and the total fair value of options vested were $47.7 million and $3.8 million, respectively.

Changes in the Company’s non-vested stock options and stock are summarized as follows:

	Stock Options		Restricted Stock
(in thousands, except per share data)	Shares	Weighted- Average Exercise Price Per Share	Shares	Weighted- Average Grant Date Fair Value Per Share
Non-vested as of December 31, 2005	4,789	$3.82	15	$30.04
Granted	44	39.05	230	35.43
Forfeited	(1,692)	3.56	(16)	30.92

Non-vested as of December 31, 2006	3,141	4.45	229	35.40

SunPower Corporation

Notes to Consolidated Financial Statements—(Continued)

Information regarding stock options outstanding as of December 31, 2006 was as follows:

	Options Outstanding				Options Exercisable
Range of Exercise Price	Shares (in thousands)	Weighted- Average Remaining Contractual Life (in years)	Weighted- Average Exercise Price per Share	Aggregate Intrinsic Value (in thousands)	Shares (in thousands)	Weighted- Average Remaining Contractual Life (in years)	Weighted- Average Exercise Price per Share	Aggregate Intrinsic Value (in thousands)
$0.30—0.66	767	6.25	$0.51	$28,124	430	6.08	$0.51	$15,760
2.00—3.30	3,529	7.87	3.29	119,560	1,266	7.86	3.29	42,885
4.30—9.50	477	8.56	7.08	14,342	106	8.55	7.21	3,193
10.80—17.00	115	8.86	11.42	2,971	25	8.86	11.92	622
29.02—39.74	92	9.11	32.82	391	12	9.04	30.83	81

	4,980	7.73	3.97	$165,388	1,839	7.51	3.16	$62,541

The aggregate intrinsic value in the preceding table represents the total pre-tax intrinsic value, based on the Company’s closing stock price of $37.17 at December 31, 2006, which would have been received by the option holders had all option holders exercised their options as of that date.

As of December 31, 2006, stock options vested and expected to vest totaled approximately 4.7 million shares, with weighted-average remaining contractual life of 7.7 years and weighted-average exercise price of $3.97 per share and an aggregate intrinsic value of approximately $155.9 million.

Options Issued to Non-Employees:

For the period from January 1, 2004 to November 8, 2004, the period from November 9, 2004 to December 31, 2004 and the year ended December 31, 2005, the Company granted options to consultants to purchase 105,000, zero and 23,000 options to purchase common stock, respectively, with weighted average exercise prices of $2.00, $0, and $9.26 per share, respectively. The fair value of options granted to consultants was estimated using the Black-Scholes model resulting in stock-based compensation expense of $131,000, $25,000, and $1.6 million for the period from January 1, 2004 to November 8, 2004, the period from November 9, 2004 to December 31, 2004, and the fiscal year ended December 31, 2005, respectively.

For the year ended December 31, 2005 and the periods from November 9, 2004 to December 31, 2004 and from January 1, 2004 to November 8, 2004, the Company granted options to consultants to purchase 23,000, zero and 105,000 options to purchase common stock, respectively, with weighted average exercise prices of $9.26, $0, and $2.00, per share, respectively.

Stock Unit Plan:

In September 2005, the Company adopted the 2005 Stock Unit Plan in which all of the Company’s employees except its executive officers and directors are eligible to participate, although the Company currently intends to limit participation to its non-U.S. employees who are not senior managers. Under the 2005 Stock Unit Plan, the Company’s board of directors awards participants the right to receive cash payments from the Company in an amount equal to the appreciation in the Company’s common stock between the award date and the date the employee redeems the award. The right to redeem the award typically vests in the same manner as options vest under the 2005 Plan. In July 2006, the Board of Directors amended the terms of the plan to increase the maximum number of stock units that may be subject to stock unit awards granted under the 2005 Stock Unit Plan

SunPower Corporation

Notes to Consolidated Financial Statements—(Continued)

from 100,000 to 300,000 stock units. As of December 31, 2006, the Company has granted approximately 118,000 units to 1,260 employees in the Philippines at an average unit price of $25.21. During the year ended December 31, 2006, the Company recognized $0.6 million of compensation expense associated with the 2005 Stock Unit Plan.

Other Employee Benefit Plans:

The Company has a statutory pension plan covering its employees in the Philippines. The aggregate costs and outstanding liability of this pension plan was not material to the Company’s consolidated operating results or financial position for any period presented.

All of the Company’s eligible employees participate in Cypress’ health plans, life insurance and other benefit plans (other than the stock plans and stock purchase plans), as they may change from time to time, until the earliest of, (1) a change of control of the Company occurs, which includes such time as Cypress ceases to own at least a majority of the aggregate number of shares of all classes of the Company’s common stock then outstanding, (2) such time as the Company’s status as a participating company under the Cypress plans is not permitted by a Cypress plan or by applicable law, (3) such time as Cypress determines in its reasonable judgment that the Company’s status as a participating company under the Cypress plans has or will adversely affect Cypress, or its employees, directors, officers, agents, affiliates or its representatives, or (4) such earlier date as the Company and Cypress mutually agree.

Note 15. Segment and Geographical Information

The Company operates in one industry segment comprising the design, manufacture and sale of solar electric power products, or solar power products, imaging and infrared detectors based on its proprietary processes and technologies. The following tables present net revenue and long-lived asset information based on geographic region. Revenue is based on the destination of the shipments. Long-lived assets, which consist of net property, plant and equipment, are based on the physical location of the assets:

	Successor Company			Predecessor Company
	Year Ended December 31,		Nov. 9, 2004 Through Dec. 31, 2004	Jan. 1, 2004 Through Nov. 8, 2004
	2006	2005
Revenue by geography:
United States	32%	30%	17%	80%
Germany	49%	61%	68%	3%
Asia	7%	2%	15%	16%
Rest of World	12%	7%	0%	1%

	100%	100%	100%	100%

Revenue by product:
Solar power products	94%	85%	86%	5%
Imaging and infrared detectors and other	6%	15%	14%	95%

	100%	100%	100%	100%

SunPower Corporation

Notes to Consolidated Financial Statements—(Continued)

	Successor Company			Predecessor Company
	Year Ended December 31,		Nov. 9 Through Dec. 31, 2004	Jan. 1 Through Nov. 8, 2004
	2006	2005
Significant customers:
Conergy AG	25%	45%	19%	*
Solon AG	24%	16%	50%	*
PowerLight**	16%	*	*	*
General Electric Company***	*	10%	*	*
Integration Associates	*	*	*	44%
Lite On Technology Corp.	*	*	*	14%

*	denotes less than 10% during the period
**	acquired by the Company on January 10, 2007 (see Note 17)
***	includes its subcontracting partner, Plexus Corp.

(in thousands)	December 31, 2006	December 31, 2005
Long-lived assets by geography:
United States	$8,051	$5,632
Philippines	192,335	104,627
China	2,042	300

	$202,428	$110,559

SunPower Corporation

Notes to Consolidated Financial Statements—(Continued)

Note 16. Subsequent Events

PowerLight Acquisition

In January 2007, the Company completed the acquisition of PowerLight, a privately-held leading provider of large-scale solar power systems for commercial, government and utility customers worldwide. The acquisition will enable the Company to develop the next generation of solar products and solutions that the Company believes will accelerate solar system cost reductions to compete with retail electric rates without incentives and simplify and improve customer experience.

Pursuant to the terms of the acquisition, all of the outstanding shares of PowerLight, and a portion of each vested option to purchase shares of PowerLight, were cancelled, and all of the outstanding options to purchase shares of PowerLight (other than the portion of each vested option that was cancelled) were assumed by the Company in exchange for aggregate consideration of: (i) approximately $120.7 million in cash plus (ii) a total of 5,708,723 shares of class A common stock, inclusive of: (a) 1,601,839 shares of class A common stock which may be issued upon the exercise of assumed vested and unvested PowerLight stock options, and (b) 1,675,881 shares of class A common stock issued to certain employees of the PowerLight business in connection with the acquisition, which shares are subject to certain transfer restrictions and a repurchase option of the Company, both of which lapse over a two-year period under the terms of equity restriction agreements with employees of the PowerLight business.

Of the cash and shares issued in the acquisition, approximately $19.7 million in cash and 840,000 shares, with a total aggregate value of $29.0 million, are being held in escrow as security for the indemnification obligations of certain former PowerLight shareholders. The Company is obligated to issue an additional 200,841 shares of restricted class A common stock to certain employees of the PowerLight business, which shares will be subject to certain transfer restrictions that lapse over four years.

Transactions with PowerLight

PowerLight was a customer of the Company through the effective date of the merger. During the year ended December 31, 2006, PowerLight accounted for 16% of total revenues of the Company. Additionally, as of December 31, 2006, the following items related to PowerLight were included in the Company’s consolidated balance sheet (in thousands):

Note receivable from PowerLight	$10,000
Accounts receivable from PowerLight	16,997
Advance received from PowerLight, current portion	2,500
Advance received from PowerLight, net of current portion	2,500

All receivables and payables related to PowerLight will be eliminated in purchase accounting effective January 10, 2007.

Issuance of Senior Convertible Debentures

In February 2007, the Company issued $200.0 million in principal amount of its 1.25% senior convertible debentures (“Debentures”). Interest on the Debentures will be payable on February 15 and August 15 of each year, commencing August 15, 2007. The Debentures will mature on February 15, 2027. Holders may require the Company to repurchase all or a portion of their Debentures on each of February 15, 2012, February 15, 2017 and February 15, 2022, or if the Company experiences certain types of corporate transactions constituting a

SunPower Corporation

Notes to Consolidated Financial Statements—(Continued)

fundamental change. Any repurchase of the Company’s Debentures pursuant to these provisions will be for cash at a price equal to 100% of the principal amount of the Debentures to be repurchased plus accrued and unpaid interest. In addition, the Company may redeem some or all of the Debentures on or after February 15, 2012 for cash at a redemption price equal to 100% of the principal amount of the Debentures to be redeemed plus accrued and unpaid interest.

Holders of the Debentures may, under certain circumstances at their option, convert the Debentures into cash and, if applicable, shares of the Company’s class A common stock initially at a conversion rate of 17.6211 shares (equivalent to an initial conversion price of approximately $56.75 per share), at any time on or prior to the close of business on the business day immediately preceding the maturity date. The applicable conversion rate will be subject to customary adjustments in certain circumstances.

The Debentures will be senior, unsecured obligations of the Company, ranking equally with all existing and future senior unsecured indebtedness of the Company. The Debentures will be effectively subordinated to the Company’s secured indebtedness to the extent of the value of the related collateral and structurally subordinated to indebtedness and other liabilities of the Company’s subsidiaries. The Debentures do not contain any covenants or sinking fund requirements.

Share Lending Agreement

Concurrent with the offering of Debentures, the Company lent 2.9 million shares of its class A common stock, all of which are being borrowed by an affiliate of Lehman Brothers Inc. (“LBIE”), one of the underwriters of the Debentures. The Company will not receive any proceeds from that offering of class A common stock, but will receive a nominal lending fee of $0.001 per share for each share of common stock that is loaned pursuant to the share lending agreement described below.

Share loans under the share lending agreement will terminate and the borrowed shares must be returned to the Company under the following circumstances: (i) LBIE may terminate all or any portion of a loan at any time; (ii) we may terminate any or all of the outstanding loans upon a default by LBIE under the share lending agreement, including a breach by LBIE of any of its representations and warranties, covenants or agreements under the share lending agreement, or the bankruptcy of LBIE; or (iii) if the Company enters into a merger or similar business combination transaction with an unaffiliated third party (as defined in the agreement), all outstanding loans will terminate on the effective date of such event.

Any shares loaned to LBIE will be issued and outstanding for corporate law purposes and, accordingly, the holders of the borrowed shares will have all of the rights of a holder of the Company’s outstanding shares, including the right to vote the shares on all matters submitted to a vote of the Company’s stockholders and the right to receive any dividends or other distributions that the Company may pay or make on its outstanding shares of class A common stock.

While the share lending agreement does not require cash payment upon return of the shares, physical settlement is required (i.e., the loaned shares must be returned at the end of the arrangement). In view of this and the contractual undertakings of LBIE in the share lending agreement, which have the effect of substantially eliminating the economic dilution that otherwise would result from the issuance of the borrowed shares, the Company believes that under generally accepted accounting principles of the United States, the borrowed shares will not be considered outstanding for the purpose of computing and reporting our earnings per share. Notwithstanding the foregoing, the shares will nonetheless be issued and outstanding and will be eligible for trading on The Nasdaq Global Market.

SunPower Corporation

Notes to Consolidated Financial Statements—(Continued)

Supply Agreement

In January 2007, PowerLight entered into a 120 megawatt, three-year supply agreement with JingAo Solar Co., Ltd, a privately-owned solar cell manufacturer based in Hebei, China. The agreement calls for JingAo to deliver increasing volumes of silicon solar cells to PowerLight beginning in 2007.

SELECTED UNAUDITED QUARTERLY FINANCIAL DATA

	Three Months Ended
(In thousands, except per share data)	December 31,	September 30,	June 30,	March 31,
Fiscal 2006:
Revenue	$74,509	$65,348	$54,695	$41,958
Gross margin	18,145	15,184	11,447	5,692
Net income	11,309	9,568	5,384	255
Net income per share, basic	0.16	0.14	0.08	0.00
Net income per share, diluted	0.15	0.13	0.08	0.00

Fiscal 2005:
Revenue	$29,341	$21,903	$16,400	$11,092
Gross margin (deficit)	4,619	2,950	(1,185)	(2,001)
Net loss	(640)	(1,630)	(6,336)	(7,237)
Net loss per share, basic and diluted	(0.01)	(0.06)	(0.36)	(2.07)

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

ITEM 9A: CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Based on their evaluation as of the end of the period covered by this Annual Report on Form 10-K and subject to the foregoing, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) of the Exchange Act. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements and can only provide reasonable assurance with respect to financial statement preparation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

We assessed the effectiveness of our internal control over financial reporting as of December 31, 2006. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework. Based on our assessment using those criteria, our management (including our Chief Executive Officer and Chief Financial Officer) concluded that our internal control over financial reporting was effective as of December 31, 2006.

Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2006 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears on pages 87 and 88 of this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

There were no material changes in our internal control over financial reporting that occurred during the fourth quarter of fiscal 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B: OTHER INFORMATION

None.

PART III

Certain information required by Part III is omitted from this Annual Report on Form 10-K. We intend to file a definitive Proxy Statement pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, and certain information included therein is incorporated herein by reference.

ITEM 10: DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item concerning our directors is incorporated by reference from the information set forth in the section titled “Proposal One—Election of Directors” in our Proxy Statement. The information required by this Item concerning compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated by reference from the information set forth in the section titled “Other Disclosures—Section 16(a) Beneficial Ownership Reporting Compliance in our Proxy Statement. The information required by this Item concerning our executive officers is incorporated by reference to the information set forth in the section titled “Executive Officers of the Registrant” in our Proxy Statement.

The information required by this Item concerning our audit committee and audit committee financial expert is incorporated by reference from the information set forth in the section titled “Committee Membership—Audit Committee” in our Proxy Statement.

We have adopted a code of ethics that applies to all of our directors, officers and employees, including our principal executive officer, principal financial officer, and principal accounting officer. We have made the code of ethics available, free of charge, on our website at www.sunpowercorp.com.

ITEM 11: EXECUTIVE COMPENSATION

The information required by this Item concerning executive compensation is incorporated by reference from the information set forth in the sections titled “Compensation Discussion Analysis,” “Executive Compensation,” “Compensation Committee Report” and “Other Disclosures—Compensation Committee Interlocks and Insider Participation” in our Proxy Statement. The information required by this item concerning compensation of directors is incorporated by reference from the information set forth in the section titled “Director Compensation” in our Proxy Statement.

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item regarding security ownership of certain beneficial owners, directors and executive officers is incorporated by reference from the information set forth in the section titled “Security Ownership of Management and Certain Beneficial Owners” in our Proxy Statement. The information required by this Item concerning equity compensation plan information is incorporated by reference from the information set forth in the section titled “Equity Compensation Plan Information” in our Proxy Statement.

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required by this Item regarding director independence and transactions with related persons is incorporated by reference from the information set forth in the sections titled “Board Structure,” “Committee Membership” and “Other Disclosures” in our Proxy Statement.

ITEM 14: PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is incorporated by reference from the information set forth in the sections titled “Report of the Audit Committee of the Board of Directors” and “Proposal Two—Ratification of the Selection of Independent Registered Public Accountants” in our Proxy Statement.

PART IV

ITEM 15: EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

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

3. Exhibits:

See (b) below.

(b) Exhibits:

EXHIBIT INDEX

Exhibit Number	Description
3.1	Form of Restated Certificate of Incorporation of the Registrant (previously filed as Exhibit 3.(i)1 to the Registrant’s Registration Statement on Form S-1/A filed with the SEC on October 11, 2005).

3.2	Form of Amended and Restated Bylaws of the Registrant (previously filed as Exhibit 3.(ii)2 to the Registrant’s Registration Statement on Form S-1 filed with the SEC on August 25, 2005).

4.1	Specimen Class A Common Stock Certificate (previously filed as Exhibit 4.1 to the Registrant’s Registration Statement on Form S-1/A filed with the SEC on November 14, 2005).

10.1	Form of Indemnification Agreement between the Registrant and its officers and directors (previously filed as Exhibit 10.1 to the Registrant’s Registration Statement on Form S-1 filed with the SEC on August 25, 2005).

10.2	1988 Incentive Stock Plan and form of agreements thereunder (previously filed as Exhibit 10.2 to the Registrant’s Registration Statement on Form S-1 filed with the SEC on August 25, 2005).

10.3	1996 Stock Plan and form of agreements thereunder (previously filed as Exhibit 10.3 to the Registrant’s Registration Statement on Form S-1 filed with the SEC on August 25, 2005).

10.4	Form of Amended and Restated 2005 Stock Incentive Plan and form of agreements thereunder (previously filed as Appendix I to the Registrant’s Information Statement on Schedule 14C filed with the SEC on January 18, 2007).

Exhibit Number	Description
10.5	Industrial Lease, dated March 28, 2000, between the Registrant and The Irvine Company (previously filed as Exhibit 10.5 to the Registrant’s Registration Statement on Form S-1 filed with the SEC on August 25, 2005).

10.6	First Amendment, dated January 20, 2005, to Lease, dated March 28, 2000, between the Registrant and The Irvine Company (previously filed as Exhibit 10.6 to the Registrant’s Registration Statement on Form S-1 filed with the SEC on August 25, 2005).

10.7	Contract of Lease, dated January 1, 2003, between SunPower Philippines Manufacturing Limited-Phil. Branch and Cypress Manufacturing Ltd.-Phil. Branch (previously filed as Exhibit 10.7 to the Registrant’s Registration Statement on Form S-1 filed with the SEC on August 25, 2005).

10.8	Offer Letter dated May 22, 2003 between the Registrant and Thomas H. Werner (previously filed as Exhibit 10.8 to the Registrant’s Registration Statement on Form S-1 filed with the SEC on August 25, 2005).

10.9	Offer Letter dated January 14, 2005, between the Registrant and PM Pai (previously filed as Exhibit 10.9 to the Registrant’s Registration Statement on Form S-1 filed with the SEC on August 25, 2005).

10.10	Offer Letter dated April 1, 2005, between the Registrant and Emmanuel Hernandez (previously filed as Exhibit 10.10 to the Registrant’s Registration Statement on Form S-1 filed with the SEC on August 25, 2005).

10.11	Offer Letter dated January 1, 1990, between Registrant and Dr. Richard Swanson (previously filed as Exhibit 10.11 to the Registrant’s Registration Statement on Form S-1 filed with the SEC on August 25, 2005).

10.12	Master Separation Agreement dated October 6, 2005 between the Registrant and Cypress Semiconductor Corporation (previously filed as Exhibit 10.12 to the Registrant’s Registration Statement on Form S-1/A filed with the SEC on October 11, 2005).

10.13	Indemnification and Insurance Matters Agreement dated October 6, 2005 between the Registrant and Cypress Semiconductor Corporation (previously filed as Exhibit 10.13 to the Registrant’s Registration Statement on Form S-1/A filed with the SEC on October 11, 2005).

10.14	Investor Rights Agreement dated October 6, 2005 between the Registrant and Cypress Semiconductor Corporation (previously filed as Exhibit 10.14 to the Registrant’s Registration Statement on Form S-1/A filed with the SEC on October 11, 2005).

10.15	Employee Matters Agreement dated October 6, 2005 between the Registrant and Cypress Semiconductor Corporation (previously filed as Exhibit 10.15 to the Registrant’s Registration Statement on Form S-1/A filed with the SEC on October 11, 2005).

10.16	Tax Sharing Agreement dated October 6, 2005 between the Registrant and Cypress Semiconductor Corporation (previously filed as Exhibit 10.16 to the Registrant’s Registration Statement on Form S-1/A filed with the SEC on October 11, 2005).

10.17	Master Transition Services Agreement dated October 6, 2005 between the Registrant and Cypress Semiconductor Corporation (previously filed as Exhibit 10.17 to the Registrant’s Registration Statement on Form S-1/A filed with the SEC on October 11, 2005).

10.18	Wafer Manufacturing Agreement dated October 6, 2005 between the Registrant and Cypress Semiconductor Corporation (previously filed as Exhibit 10.18 to the Registrant’s Registration Statement on Form S-1/A filed with the SEC on October 11, 2005).

Exhibit Number	Description
10.19	Contract of Lease dated October 6, 2005 between the Registrant and Cypress Semiconductor Corporation (previously filed as Exhibit 10.19 to the Registrant’s Registration Statement on Form S-1/A filed with the SEC on October 11, 2005).

10.20	Note Purchase and Line of Credit Agreement dated May 30, 2002, held by Cypress Semiconductor Corporation (previously filed as Exhibit 10.21 to the Registrant’s Registration Statement on Form S-1 filed with the SEC on August 25, 2005).

10.21	Amendment No. 1 to Note Purchase and Line of Credit Agreement dated May 25, 2004 (previously filed as Exhibit 10.22 to the Registrant’s Registration Statement on Form S-1 filed with the SEC on August 25, 2005).

10.22†	Supply Agreement, dated August 23, 2005, between the Registrant and Wacker-Chemie GmbH (previously filed as Exhibit 10.23 to the Registrant’s Registration Statement on Form S-1/A filed with the SEC on November 14, 2005).

10.23†	Amended and Restated Supply Agreement, made as of April 14, 2005, revised as of November 10, 2005, between the Registrant and Solon AG fur Solartechnik (previously filed as Exhibit 10.23 to the Registrant’s Registration Statement on Form S-1/A filed with the SEC on November 14, 2005).

10.24†	Supply Agreement, dated April 17, 2004, between the Registrant and Conergy AG, and Appendixes thereto (previously filed as Exhibit 10.24 to the Registrant’s Registration Statement on Form S-1/A filed with the SEC on November 14, 2005).

10.25†	SunPower Philippines Manufacturing Ltd. Terms and Conditions with M. Setek Co., Ltd. (previously filed as Exhibit 10.25 to the Registrant’s Registration Statement on Form S-1/A filed with the SEC on October 31, 2005).

10.26	Services agreement dated January 1, 2005 by and between Cypress Semiconductor Philippines Headquarters Ltd. Regional Operating Headquarters and SunPower Philippines Manufacturing Limited. (previously filed as Exhibit 10.26 to the Registrant’s Registration Statement on Form S-1/A filed with the SEC on October 31, 2005).

10.27	Asset Lease dated October 28, 2005 by and between SunPower Corporation and Cypress Semiconductor Corporation (previously filed as Exhibit 10.27 to the Registrant’s Registration Statement on Form S-1/A filed with the SEC on October 31, 2005).

10.28	SunPower Corporation 2005 Stock Unit Plan (previously filed as Exhibit 10.28 to the Registrant’s Registration Statement on Form S-1/A filed with the SEC on October 31, 2005).

10.29	SunPower 2006 Key Employee Bonus Plan (KEBP) (previously filed as Exhibit 10.29 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 24, 2006).

10.30	Credit Agreement dated December 2, 2005 among the Registrant, the several banks and other financial institutions or entities from time to time parties to thereto and Credit Suisse, Cayman Islands Branch, as administrative agent (previously filed as Exhibit 10.29 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 8, 2005).

10.31	Guarantee and Collateral Agreement dated December 2, 2005 among the Registrant, the other grantors referred to therein and Credit Suisse, Cayman Islands Branch, as administrative agent (previously filed as Exhibit 10.30 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 8, 2005).

Exhibit Number	Description
10.32†	Amendment to Supply Agreement between the Registrant and Conergy AG on December 22, 2005, which amended the Supply Agreement between such parties dated April 17, 2004 (previously filed as Exhibit 10.31 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 24, 2006).

10.33†	Photovoltaic Module Master Supply Agreement between the Registrant and PowerLight Corporation, PowerLight Systems, AG, and their respective subsidiaries and Affiliates dated September 27, 2005 (previously filed as Exhibit 10.30 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 8, 2005).

10.34†	Supply Agreement between the Registrant and Siltronic AG dated March 8, 2006 (previously filed as Exhibit 10.34 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on May 16, 2006).

10.35†	Terms and Conditions between SunPower Philippines Manufacturing Ltd. and M.Setek Co. Ltd. Dated January 1, 2005 (previously filed as Exhibit 10.35 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on May 16, 2006).

10.36†	Office Lease Agreement, dated May 15, 2006 between the Registrant and Cypress Semiconductor Corporation (previously filed as Exhibit 10.36 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on May 16, 2006).

10.37†	Photovoltaic Module Master Supply Agreement between the Registrant and PowerLight Corporation, PowerLight Systems, AG, and their respective subsidiaries and affiliates dated September 27, 2005 (previously filed as Exhibit 10.32 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 24, 2006).

10.38†	Supply Agreement, dated July 10, 2006, between the Registrant and DC Chemical Co., Ltd. (previously filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 16, 2006).

10.39†	Supply Agreement, dated August 3, 2006, between the Registrant and Wacker Chemie AG (previously filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 13, 2006).

10.40	Agreement and Plan of Merger, dated November 15, 2006, between the Registrant, PowerLight Acquisition Company LLC, PowerLight Corporation and Thomas L. Dinwoodie (previously filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K/A filed with the SEC on November 22, 2006).

10.41	Letter Agreement, dated November 15, 2006, between Cypress Semiconductor Corporation and PowerLight Corporation (previously filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K/A filed with the SEC on November 17, 2006).

10.42	Letter Agreement, dated November 15, 2006, between Cypress Semiconductor Corporation and the Registrant (previously filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the SEC on November 16, 2006).

10.43	First Amendment to Agreement and Plan of Merger, dated December 21, 2006, between the Registrant and PowerLight Corporation (previously filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 22, 2006).

10.44	Form of Registration Rights Agreement (previously filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 22, 2006).

Exhibit Number	Description
10.45	Amended and Restated Employment Agreement, effective as of January 11, 2007, by and between Thomas L. Dinwoodie and PowerLight LLC (previously filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on January 17, 2007).

10.46	Amended and Restated Employment Agreement, effective as of January 11, 2007, by and between Howard J. Wenger and PowerLight LLC (previously filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on January 17, 2007).

10.47	Amended and Restated Employment Agreement, effective as of January 11, 2007, by and between Bruce R. Ledesma and PowerLight LLC (previously filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the SEC on January 17, 2007).

10.48	Form of Equity Restriction Agreement entered into between the Registrant and each of Messrs. Dinwoodie, Wenger and Ledesma (previously filed as Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed with the SEC on January 17, 2007).

10.49	PowerLight Corporation Common Stock Option and Common Stock Purchase Plan (previously filed as Exhibit 4.3 to the Registrant’s Registration Statement on Form S-8 filed with the SEC on January 25, 2007).

10.50	Form of Incentive/Non-Qualified Stock Option, Market Standoff and Stock Restriction Agreement (Employees) (previously filed as Exhibit 4.4 to the Registrant’s Registration Statement on Form S-8 filed with the SEC on January 25, 2007).

10.51	Form of Incentive/Non-Qualified Stock Option, Market Standoff and Stock Restriction Agreement (Directors and Consultants) (previously filed as Exhibit 4.5 to the Registrant’s Registration Statement on Form S-8 filed with the SEC on January 25, 2007).

10.52	Non-Qualified Stock Option Agreement with Eric Hafter (previously filed as Exhibit 4.6 to the Registrant’s Registration Statement on Form S-8 filed with the SEC on January 25, 2007).

10.53	Non-Qualified Stock Option Agreement with Gary Wayne (previously filed as Exhibit 4.7 to the Registrant’s Registration Statement on Form S-8 filed with the SEC on January 25, 2007).

10.54	Non-Qualified Stock Option Agreement with Wally McQuat (previously filed as Exhibit 4.8 to the Registrant’s Registration Statement on Form S-8 filed with the SEC on January 25, 2007).

10.55	Non-Qualified Stock Option Agreement with Dan Shugar (previously filed as Exhibit 4.9 to the Registrant’s Registration Statement on Form S-8 filed with the SEC on January 25, 2007).

10.56	Incentive Stock Option Agreement with Dan Shugar (previously filed as Exhibit 4.10 to the Registrant’s Registration Statement on Form S-8 filed with the SEC on January 25, 2007).

10.57	Share Lending Agreement, dated February 2, 2007, by and among the Registrant, Lehman Brothers Inc., as agent, and Lehman Brothers International (Europe) Limited, as principal (previously filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on February 8, 2007).

10.58	Indenture, dated February 7, 2007, between the Registrant and Wells Fargo Bank, National Association (previously filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on February 8, 2007).

10.59	First Supplemental Indenture, dated February 7, 2007, between SunPower Corporation and Wells Fargo Bank, National Association (previously filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the SEC on February 8, 2007).

Exhibit Number	Description
10.60	Amendment and Waiver, dated as of January 10, 2007, to and under the Credit Agreement, dated as of December 2, 2005, among the Registrant, the several lenders from time to time parties thereto, and Credit Suisse, Cayman Islands Branch, as administrative agent (previously filed as Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed with the SEC on February 8, 2007).

10.61*†	Polysilicon Supply Agreement, dated December 22, 2006, among Woonjgin Energy Co. Ltd. and SunPower Philippines Manufacturing, Ltd.

10.62*†	Ingot Supply Agreement, dated December 22, 2006, among Woonjgin Energy Co. Ltd. and the Registrant.

10.63*†	Supply Agreement, dated October 12, 2006, between REC SiTech AS and the Registrant.

21.1*	List of Subsidiaries.

23.1*	Consent of Independent Registered Public Accounting Firm.

23.2*	Consent of Independent Registered Public Accounting Firm.

31.1*	Certification by Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a).

31.2*	Certification by Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a).

32.1*	Certification Furnished Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibits marked with an asterisk (*) are filed herewith.

Exhibits that are not marked with an asterisk (*) are incorporated by reference to exhibits to previously filed by the Registrant with the SEC.

A cross (†) indicates that confidential treatment has been requested for portions of the marked exhibits.

(c) Financial Statement Schedules:

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

SUNPOWER CORPORATION

Dated: March 1, 2007	By:	/s/ EMMANUEL T. HERNANDEZ

Emmanuel T. Hernandez
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ THOMAS H. WERNER Thomas H. Werner	Chief Executive Officer and Director (Principal Executive Officer)	March 1, 2007

/s/ EMMANUEL T. HERNANDEZ Emmanuel T. Hernandez	Chief Financial Officer (Principal Financial and Accounting Officer)	March 1, 2007

/s/ T.J. RODGERS T.J. Rodgers	Chairman of the Board of Directors	March 1, 2007

/s/ W. STEVE ALBRECHT W. Steve Albrecht	Director	March 1, 2007

/s/ BETSY S. ATKINS Betsy S. Atkins	Director	March 1, 2007

/s/ PATRICK WOOD Patrick Wood	Director	March 1, 2007

EXHIBIT INDEX

Exhibit Number	Description
3.1	Form of Restated Certificate of Incorporation of the Registrant (previously filed as Exhibit 3.(i)1 to the Registrant’s Registration Statement on Form S-1/A filed with the SEC on October 11, 2005).

3.2	Form of Amended and Restated Bylaws of the Registrant (previously filed as Exhibit 3.(ii)2 to the Registrant’s Registration Statement on Form S-1 filed with the SEC on August 25, 2005).

4.1	Specimen Class A Common Stock Certificate (previously filed as Exhibit 4.1 to the Registrant’s Registration Statement on Form S-1/A filed with the SEC on November 14, 2005).

10.1	Form of Indemnification Agreement between the Registrant and its officers and directors (previously filed as Exhibit 10.1 to the Registrant’s Registration Statement on Form S-1 filed with the SEC on August 25, 2005).

10.2	1988 Incentive Stock Plan and form of agreements thereunder (previously filed as Exhibit 10.2 to the Registrant’s Registration Statement on Form S-1 filed with the SEC on August 25, 2005).

10.3	1996 Stock Plan and form of agreements thereunder (previously filed as Exhibit 10.3 to the Registrant’s Registration Statement on Form S-1 filed with the SEC on August 25, 2005).

10.4	Form of Amended and Restated 2005 Stock Incentive Plan and form of agreements thereunder (previously filed as Appendix I to the Registrant’s Information Statement on Schedule 14C filed with the SEC on January 18, 2007).

10.5	Industrial Lease, dated March 28, 2000, between the Registrant and The Irvine Company (previously filed as Exhibit 10.5 to the Registrant’s Registration Statement on Form S-1 filed with the SEC on August 25, 2005).

10.6	First Amendment, dated January 20, 2005, to Lease, dated March 28, 2000, between the Registrant and The Irvine Company (previously filed as Exhibit 10.6 to the Registrant’s Registration Statement on Form S-1 filed with the SEC on August 25, 2005).

10.7	Contract of Lease, dated January 1, 2003, between SunPower Philippines Manufacturing Limited-Phil. Branch and Cypress Manufacturing Ltd.-Phil. Branch (previously filed as Exhibit 10.7 to the Registrant’s Registration Statement on Form S-1 filed with the SEC on August 25, 2005).

10.8	Offer Letter dated May 22, 2003 between the Registrant and Thomas H. Werner (previously filed as Exhibit 10.8 to the Registrant’s Registration Statement on Form S-1 filed with the SEC on August 25, 2005).

10.9	Offer Letter dated January 14, 2005, between the Registrant and PM Pai (previously filed as Exhibit 10.9 to the Registrant’s Registration Statement on Form S-1 filed with the SEC on August 25, 2005).

10.10	Offer Letter dated April 1, 2005, between the Registrant and Emmanuel Hernandez (previously filed as Exhibit 10.10 to the Registrant’s Registration Statement on Form S-1 filed with the SEC on August 25, 2005).

10.11	Offer Letter dated January 1, 1990, between Registrant and Dr. Richard Swanson (previously filed as Exhibit 10.11 to the Registrant’s Registration Statement on Form S-1 filed with the SEC on August 25, 2005).

10.12	Master Separation Agreement dated October 6, 2005 between the Registrant and Cypress Semiconductor Corporation (previously filed as Exhibit 10.12 to the Registrant’s Registration Statement on Form S-1/A filed with the SEC on October 11, 2005).

10.13	Indemnification and Insurance Matters Agreement dated October 6, 2005 between the Registrant and Cypress Semiconductor Corporation (previously filed as Exhibit 10.13 to the Registrant’s Registration Statement on Form S-1/A filed with the SEC on October 11, 2005).

Exhibit Number	Description
10.14	Investor Rights Agreement dated October 6, 2005 between the Registrant and Cypress Semiconductor Corporation (previously filed as Exhibit 10.14 to the Registrant’s Registration Statement on Form S-1/A filed with the SEC on October 11, 2005).

10.15	Employee Matters Agreement dated October 6, 2005 between the Registrant and Cypress Semiconductor Corporation (previously filed as Exhibit 10.15 to the Registrant’s Registration Statement on Form S-1/A filed with the SEC on October 11, 2005).

10.16	Tax Sharing Agreement dated October 6, 2005 between the Registrant and Cypress Semiconductor Corporation (previously filed as Exhibit 10.16 to the Registrant’s Registration Statement on Form S-1/A filed with the SEC on October 11, 2005).

10.17	Master Transition Services Agreement dated October 6, 2005 between the Registrant and Cypress Semiconductor Corporation (previously filed as Exhibit 10.17 to the Registrant’s Registration Statement on Form S-1/A filed with the SEC on October 11, 2005).

10.18	Wafer Manufacturing Agreement dated October 6, 2005 between the Registrant and Cypress Semiconductor Corporation (previously filed as Exhibit 10.18 to the Registrant’s Registration Statement on Form S-1/A filed with the SEC on October 11, 2005).

10.19	Contract of Lease dated October 6, 2005 between the Registrant and Cypress Semiconductor Corporation (previously filed as Exhibit 10.19 to the Registrant’s Registration Statement on Form S-1/A filed with the SEC on October 11, 2005).

10.20	Note Purchase and Line of Credit Agreement dated May 30, 2002, held by Cypress Semiconductor Corporation (previously filed as Exhibit 10.21 to the Registrant’s Registration Statement on Form S-1 filed with the SEC on August 25, 2005).

10.21	Amendment No. 1 to Note Purchase and Line of Credit Agreement dated May 25, 2004 (previously filed as Exhibit 10.22 to the Registrant’s Registration Statement on Form S-1 filed with the SEC on August 25, 2005).

10.22†	Supply Agreement, dated August 23, 2005, between the Registrant and Wacker-Chemie GmbH (previously filed as Exhibit 10.23 to the Registrant’s Registration Statement on Form S-1/A filed with the SEC on November 14, 2005).

10.23†	Amended and Restated Supply Agreement, made as of April 14, 2005, revised as of November 10, 2005, between the Registrant and Solon AG fur Solartechnik (previously filed as Exhibit 10.23 to the Registrant’s Registration Statement on Form S-1/A filed with the SEC on November 14, 2005).

10.24†	Supply Agreement, dated April 17, 2004, between the Registrant and Conergy AG, and Appendixes thereto (previously filed as Exhibit 10.24 to the Registrant’s Registration Statement on Form S-1/A filed with the SEC on November 14, 2005).

10.25†	SunPower Philippines Manufacturing Ltd. Terms and Conditions with M. Setek Co., Ltd. (previously filed as Exhibit 10.25 to the Registrant’s Registration Statement on Form S-1/A filed with the SEC on October 31, 2005).

10.26	Services agreement dated January 1, 2005 by and between Cypress Semiconductor Philippines Headquarters Ltd. Regional Operating Headquarters and SunPower Philippines Manufacturing Limited. (previously filed as Exhibit 10.26 to the Registrant’s Registration Statement on Form S-1/A filed with the SEC on October 31, 2005).

10.27	Asset Lease dated October 28, 2005 by and between SunPower Corporation and Cypress Semiconductor Corporation (previously filed as Exhibit 10.27 to the Registrant’s Registration Statement on Form S-1/A filed with the SEC on October 31, 2005).

10.28	SunPower Corporation 2005 Stock Unit Plan (previously filed as Exhibit 10.28 to the Registrant’s Registration Statement on Form S-1/A filed with the SEC on October 31, 2005).

Exhibit Number	Description
10.29	SunPower 2006 Key Employee Bonus Plan (KEBP) (previously filed as Exhibit 10.29 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 24, 2006).

10.30	Credit Agreement dated December 2, 2005 among the Registrant, the several banks and other financial institutions or entities from time to time parties to thereto and Credit Suisse, Cayman Islands Branch, as administrative agent (previously filed as Exhibit 10.29 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 8, 2005).

10.31	Guarantee and Collateral Agreement dated December 2, 2005 among the Registrant, the other grantors referred to therein and Credit Suisse, Cayman Islands Branch, as administrative agent (previously filed as Exhibit 10.30 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 8, 2005).

10.32†	Amendment to Supply Agreement between the Registrant and Conergy AG on December 22, 2005, which amended the Supply Agreement between such parties dated April 17, 2004 (previously filed as Exhibit 10.31 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 24, 2006).

10.33†	Photovoltaic Module Master Supply Agreement between the Registrant and PowerLight Corporation, PowerLight Systems, AG, and their respective subsidiaries and Affiliates dated September 27, 2005 (previously filed as Exhibit 10.30 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 8, 2005).

10.34†	Supply Agreement between the Registrant and Siltronic AG dated March 8, 2006 (previously filed as Exhibit 10.34 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on May 16, 2006).

10.35†	Terms and Conditions between SunPower Philippines Manufacturing Ltd. and M.Setek Co. Ltd. Dated January 1, 2005 (previously filed as Exhibit 10.35 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on May 16, 2006).

10.36†	Office Lease Agreement, dated May 15, 2006 between the Registrant and Cypress Semiconductor Corporation (previously filed as Exhibit 10.36 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on May 16, 2006).

10.37†	Photovoltaic Module Master Supply Agreement between the Registrant and PowerLight Corporation, PowerLight Systems, AG, and their respective subsidiaries and affiliates dated September 27, 2005 (previously filed as Exhibit 10.32 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 24, 2006).

10.38†	Supply Agreement, dated July 10, 2006, between the Registrant and DC Chemical Co., Ltd. (previously filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 16, 2006).

10.39†	Supply Agreement, dated August 3, 2006, between the Registrant and Wacker Chemie AG (previously filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 13, 2006).

10.40	Agreement and Plan of Merger, dated November 15, 2006, between the Registrant, PowerLight Acquisition Company LLC, PowerLight Corporation and Thomas L. Dinwoodie (previously filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K/A filed with the SEC on November 22, 2006).

10.41	Letter Agreement, dated November 15, 2006, between Cypress Semiconductor Corporation and PowerLight Corporation (previously filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K/A filed with the SEC on November 17, 2006).

10.42	Letter Agreement, dated November 15, 2006, between Cypress Semiconductor Corporation and the Registrant (previously filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the SEC on November 16, 2006).

Exhibit Number	Description
10.43	First Amendment to Agreement and Plan of Merger, dated December 21, 2006, between the Registrant and PowerLight Corporation (previously filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 22, 2006).

10.44	Form of Registration Rights Agreement (previously filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 22, 2006).

10.45	Amended and Restated Employment Agreement, effective as of January 11, 2007, by and between Thomas L. Dinwoodie and PowerLight LLC (previously filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on January 17, 2007).

10.46	Amended and Restated Employment Agreement, effective as of January 11, 2007, by and between Howard J. Wenger and PowerLight LLC (previously filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on January 17, 2007).

10.47	Amended and Restated Employment Agreement, effective as of January 11, 2007, by and between Bruce R. Ledesma and PowerLight LLC (previously filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the SEC on January 17, 2007).

10.48	Form of Equity Restriction Agreement entered into between the Registrant and each of Messrs. Dinwoodie, Wenger and Ledesma (previously filed as Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed with the SEC on January 17, 2007).

10.49	PowerLight Corporation Common Stock Option and Common Stock Purchase Plan (previously filed as Exhibit 4.3 to the Registrant’s Registration Statement on Form S-8 filed with the SEC on January 25, 2007).

10.50	Form of Incentive/Non-Qualified Stock Option, Market Standoff and Stock Restriction Agreement (Employees) (previously filed as Exhibit 4.4 to the Registrant’s Registration Statement on Form S-8 filed with the SEC on January 25, 2007).

10.51	Form of Incentive/Non-Qualified Stock Option, Market Standoff and Stock Restriction Agreement (Directors and Consultants) (previously filed as Exhibit 4.5 to the Registrant’s Registration Statement on Form S-8 filed with the SEC on January 25, 2007).

10.52	Non-Qualified Stock Option Agreement with Eric Hafter (previously filed as Exhibit 4.6 to the Registrant’s Registration Statement on Form S-8 filed with the SEC on January 25, 2007).

10.53	Non-Qualified Stock Option Agreement with Gary Wayne (previously filed as Exhibit 4.7 to the Registrant’s Registration Statement on Form S-8 filed with the SEC on January 25, 2007).

10.54	Non-Qualified Stock Option Agreement with Wally McQuat (previously filed as Exhibit 4.8 to the Registrant’s Registration Statement on Form S-8 filed with the SEC on January 25, 2007).

10.55	Non-Qualified Stock Option Agreement with Dan Shugar (previously filed as Exhibit 4.9 to the Registrant’s Registration Statement on Form S-8 filed with the SEC on January 25, 2007).

10.56	Incentive Stock Option Agreement with Dan Shugar (previously filed as Exhibit 4.10 to the Registrant’s Registration Statement on Form S-8 filed with the SEC on January 25, 2007).

10.57	Share Lending Agreement, dated February 2, 2007, by and among the Registrant, Lehman Brothers Inc., as agent, and Lehman Brothers International (Europe) Limited, as principal (previously filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on February 8, 2007).

10.58	Indenture, dated February 7, 2007, between the Registrant and Wells Fargo Bank, National Association (previously filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on February 8, 2007).

10.59	First Supplemental Indenture, dated February 7, 2007, between SunPower Corporation and Wells Fargo Bank, National Association (previously filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the SEC on February 8, 2007).

Exhibit Number	Description
10.60	Amendment and Waiver, dated as of January 10, 2007, to and under the Credit Agreement, dated as of December 2, 2005, among the Registrant, the several lenders from time to time parties thereto, and Credit Suisse, Cayman Islands Branch, as administrative agent (previously filed as Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed with the SEC on February 8, 2007).

10.61*†	Polysilicon Supply Agreement, dated December 22, 2006, among Woonjgin Energy Co. Ltd. and SunPower Philippines Manufacturing, Ltd.

10.62*†	Ingot Supply Agreement, dated December 22, 2006, among Woonjgin Energy Co. Ltd. and the Registrant.

10.63*†	Supply Agreement, dated October 12, 2006, between REC SiTech AS and the Registrant.

21.1*	List of Subsidiaries.

23.1*	Consent of Independent Registered Public Accounting Firm.

23.2*	Consent of Independent Registered Public Accounting Firm.

31.1*	Certification by Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a).

31.2*	Certification by Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a).

32.1*	Certification Furnished Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibits marked with an asterisk (*) are filed herewith.

Exhibits that are not marked with an asterisk (*) are incorporated by reference to exhibits to previously filed by the Registrant with the SEC.

A cross (†) indicates that confidential treatment has been requested for portions of the marked exhibits.

(c) Financial Statement Schedules:

None.