Form 10-Q
period 2007-04-01
SUNPOWER CORP
filed 2007-05-11
CIK 867773

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 1, 2007

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

The total number of outstanding shares of the registrant’s class A common stock as of May 4, 2007 was 30,641,178. The total number of outstanding shares of the registrant’s class B common stock as of May 4, 2007 was 44,533,287.

SunPower Corporation

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

SunPower Corporation

Condensed Consolidated Balance Sheets

(in thousands, except share data)

(unaudited)

	April 1, 2007	December 31, 2006
Assets
Current assets:
Cash and cash equivalents	$209,462	$165,596
Restricted cash	5,128	—
Short-term investments	—	16,496
Accounts receivable, net	82,768	51,680
Costs and estimated earnings in excess of billings	19,096	—
Inventories	73,232	22,780
Deferred project costs	31,136	—
Prepaid expenses and other current assets	29,260	16,655
Current portion of advances to suppliers	13,700	15,394

Total current assets	463,782	288,601
Property, plant and equipment, net	254,021	202,428
Goodwill	178,045	2,883
Intangible assets, net	86,638	14,049
Advances to suppliers, net of current portion	72,578	62,242
Other long-term assets	21,272	6,633

Total assets	$1,076,336	$576,836

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$92,283	$26,534
Accounts payable to Cypress	5,791	2,909
Accrued liabilities	44,657	18,585
Billings in excess of costs and estimated earnings	38,387	—
Current portion of customer advances	10,197	12,304

Total current liabilities	191,315	60,332
Convertible debt	200,000	—
Deferred tax liability	19,138	46
Customer advances, net of current portion	22,315	27,687
Other long-term liabilities	7,499	—

Total liabilities	440,267	88,065

Commitments and contingencies (Note 13)
Stockholders’ Equity:
Preferred stock, $0.001 par value per share; 10,042,490 shares authorized; none issued and outstanding	—	—
Common stock, $0.001 par value; 375,000,000 shares authorized; 74,942,172 and 69,849,369 shares issued and outstanding at April 1, 2007 and December 31, 2006, respectively	74	70
Additional paid-in capital	668,082	522,819
Accumulated other comprehensive loss	(1,310)	(2,101)
Accumulated deficit	(30,777)	(32,017)

Total stockholders’ equity	636,069	488,771

Total liabilities and stockholders’ equity	$1,076,336	$576,836

The accompanying notes are an integral part of these condensed consolidated financial statements.

SunPower Corporation

Condensed Consolidated Statements of Operations

(in thousands, except per share data)

(unaudited)

	Three Months Ended
	April 1, 2007	April 2, 2006
Revenue:
Systems	$78,495	$—
Components	63,852	41,958

	142,347	41,958

Costs and expenses:
Cost of systems revenue	62,443	—
Cost of components revenue	47,479	36,266
Research and development	2,936	1,996
Sales, general and administrative	22,371	4,381
Purchased in-process research and development	9,575	—

Total costs and expenses	144,804	42,643

Operating loss	(2,457)	(685)
Interest income	1,984	1,173
Interest expense	(1,119)	(339)
Other income, net	274	137

Income (loss) before income taxes	(1,318)	286
Income tax provision (benefit)	(2,558)	31

Net income	$1,240	$255

Net income per share:
Basic	$0.02	$0.00
Diluted	$0.02	$0.00
Weighted-average shares:
Basic	73,732	61,126
Diluted	79,126	66,932

The accompanying notes are an integral part of these condensed consolidated financial statements.

SunPower Corporation

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Three Months Ended
	April 1, 2007	April 2, 2006
Cash flows from operating activities:
Net income	$1,240	$255
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation	5,724	3,327
Amortization of intangibles	6,911	1,175
Amortization of debt issue costs	178	—
Stock-based compensation	10,603	1,412
Purchased in-process research and development	9,575	—
Deferred income taxes and other tax liabilities	(3,165)	—
Changes in operating assets and liabilities, net of effects of acquisition:
Accounts receivable	8,992	(6,477)
Costs and estimated earnings in excess of billings	(9,960)	—
Inventories	(22,187)	(4,101)
Prepaid expenses and other assets	4,035	(1,020)
Deferred project costs	(6,204)	—
Advances to suppliers	(8,642)	(12,441)
Accounts payable and accrued liabilities	(4,769)	9,522
Accounts payable to Cypress	2,882	290
Billings in excess of costs and estimated earnings	2,500	—
Advances from customers	(7,479)	1,428

Net cash used in operating activities	(9,766)	(6,630)

Cash flows from investing activities:
Increase in restricted cash	(417)	—
Purchase of property and equipment	(56,208)	(20,254)
Proceeds from sale of marketable securities	16,496	—
Cash paid for acquisition, net of cash acquired	(98,645)	—

Net cash used in investing activities	(138,774)	(20,254)

Cash flows from financing activities:
Proceeds from issuance of convertible debt	200,000	—
Convertible debt issuance costs	(6,030)	—
Principal payments on line of credit and notes payable	(3,563)	—
Proceeds from exercise of stock options	1,999	410

Net cash provided by financing activities	192,406	410

Net increase (decrease) in cash and cash equivalents	43,866	(26,474)
Cash and cash equivalents at beginning of period	165,596	143,592

Cash and cash equivalents at end of period	$209,462	$117,118

Non-cash investing and financing activities:
Issuance of common stock for purchase acquisition	$111,266	—
Stock options assumed in relation to acquisition	21,280	—

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

In January 2007, the Company completed the acquisition of PowerLight Corporation (“PowerLight”), a privately-held leading provider of large-scale solar power systems for commercial, government and utility customers worldwide. As a result of the acquisition, PowerLight became an indirect wholly owned subsidiary of the Company. The Company believes the acquisition will enable the Company to develop the next generation of solar products and solutions that will accelerate solar system cost reductions to compete with retail electric rates without incentives and simplify and improve customer experience. The total consideration for the transaction was $334.4 million, consisting of $120.7 million in cash and $213.7 million in common stock and related acquisition costs (see Note 6).

In February 2007, the Company issued $200 million in principal amount of its 1.25% senior convertible debentures (see Note 15).

Cypress made a significant investment in the Company in 2002. On November 9, 2004, Cypress completed a reverse triangular merger with the Company in which all of the outstanding minority equity interest of SunPower was retired, effectively giving Cypress 100% ownership of all of our then outstanding shares of capital stock but leaving its unexercised warrants and options outstanding. After completion of the Company’s initial public offering in November 2005 (“IPO”), Cypress held, in the aggregate, 52,033,287 shares of class B common stock. As of April 1, 2007, including the effect of the secondary public offering in June 2006, Cypress held approximately 70% of the Company’s total outstanding shares of common stock, or approximately 64% on a fully diluted basis after taking into account outstanding stock options, and holds approximately 94% of the voting power of the Company’s total outstanding capital stock. On May 4, 2007, Cypress completed the sale of 7,500,000 shares of the Company’s class B common stock in an offering pursuant to Rule 144 of the Securities Act. Such shares converted to 7,500,000 shares of class A common stock upon the sale. Following the sale, Cypress owns 44,533,287 shares of the Company’s class B common stock or approximately 55% on a fully diluted basis after taking into account outstanding stock options, and holds approximately 91% of the voting power of the Company’s total outstanding capital stock.

The financial statements include allocations of certain Cypress expenses, including centralized legal, tax, treasury, information technology, employee benefits and other Cypress corporate services and infrastructure costs. The expense allocations have been determined based on a method that Cypress and the Company considered to be reasonable reflections of the utilization of services provided or the benefit received by the Company. The financial information included herein may not be indicative of the consolidated financial position, operating results, and cash flows of the Company in the future, or what they would have been had the Company been a separate stand-alone entity during the periods presented. See Note 8 for additional information on the transactions with Cypress.

As of April 1, 2007, the Company had an accumulated deficit of $30.8 million and, with the exception of fiscal 2006 to date, has a history of operating losses. The Company is subject to a number of business risks including, but not limited to, integration difficulties as a result of the acquisition of PowerLight, an industry-wide shortage of polysilicon, an essential raw material in the production of solar cells, limited suppliers for capital equipment, concentration of revenue among few customers, competition from other companies with a longer operating history and significantly greater financial resources, dependency on a third-party subcontractor, the ability to obtain adequate financing to fund operating activities, dependence on key employees, and the ability to attract and retain additional qualified personnel.

Fiscal Year

The Company reports on a fiscal-year basis and ends its quarters on the Sunday closest to the end of the applicable calendar quarter, except in a 53-week fiscal year, in which case the additional week falls into the fourth quarter of that fiscal year. Both fiscal 2006 and 2007 consist of 52 weeks. The first quarter of fiscal 2007 ended on April 1, 2007 and the first quarter of fiscal 2006 ended on April 2, 2006.

Significant Accounting Policies

The Company’s significant accounting policies are disclosed in the Company’s Form 10-K for the year ended December 31, 2006 and have not changed materially as of April 1, 2007, with the exception of the following:

In connection with the acquisition of PowerLight on January 10, 2007, the following accounting policies were adopted for the quarter ended April 1, 2007.

Revenue and Cost Recognition

Construction Contracts

The Company recognizes revenues from fixed price contracts under AICPA Statement of Position (“SOP”) 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts,” using the percentage-of-completion method of accounting. Under this method, revenue is recognized as work is performed based on the percentage of incurred costs to estimated total forecasted costs utilizing the most recent estimates of forecasted costs.

Incurred costs include all direct material, labor, subcontract costs, and those indirect costs related to contract performance, such as indirect labor, supplies, tools, and repairs. Job material costs are included in incurred costs when the job materials have been installed. Where contracts stipulate that title to job materials transfers to the customer before installation has been performed, revenue is deferred and recognized upon installation, in accordance with the percentage-of-completion method of accounting. Job materials are considered installed materials when they are permanently attached or fitted to the solar power system as required by the job’s engineering design.

Due to inherent uncertainties in estimating cost, job costs estimates are reviewed and/or updated by management working with its projects department. The projects department determines the completed percentage of installed job materials at the end of each month; generally this information is also reviewed with the customer’s on-site representative. The completed percentage of installed job materials is then used for each job to calculate the month-end job material costs incurred. Direct labor, subcontractor, and other costs are charged to contract costs as incurred. Provisions for estimated losses on uncompleted contracts, if any, are recognized in the period in which the loss first becomes probable and reasonably estimable. Contracts may include profit incentives such as milestone bonuses. These profit incentives are included in the contract value when their realization is reasonably assured.

As of April 1, 2007, the asset “Costs and estimated earnings in excess of billings,” which represents revenues recognized in excess of amounts billed, was $19.1 million. The liability “Billings in excess of costs and estimated earnings,” which represents billings in excess of revenues recognized, was $38.4 million.

Cash in Restricted Accounts

Cash in restricted accounts represents collateral for letters of credit issued by a commercial bank in favor of two of the Company’s suppliers and one customer. The funds will be released upon payment to the suppliers and the successful completion of the customer contracts.

Deferred Project Costs

Deferred project costs represent uninstalled materials on contracts for which title had transferred to the customer. Because these materials cannot be recognized as contract costs, they are recognized as deferred assets until installation. As of April 1, 2007, deferred project costs were $31.1 million.

Foreign Currency Translation

Assets and liabilities of PowerLight’s wholly-owned foreign subsidiaries are translated from their respective functional currencies at exchange rates in effect at the balance sheet date, and revenues and expenses are translated at average exchange rates prevailing during the applicable period. The resulting translation adjustment for the three months ended April 1, 2007 of $336,000 is reflected as a component of accumulated other comprehensive loss in stockholders’ equity.

Basis of Presentation

The accompanying condensed consolidated interim financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. The year-end condensed balance sheet data was derived from audited financial statements. Accordingly, these financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the Financial Statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, which the Company believes are necessary for a fair statement of the Company’s financial position as of April 1, 2007 and its results of operations for the three months ended April 1, 2007 and April 2, 2006, respectively. These condensed consolidated financial statements are not necessarily indicative of the results to be expected for the entire year.

Recent Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, and Related Implementation Issues” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a Company’s financial statements in accordance with FASB 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The Company adopted FIN 48 in the first quarter of fiscal 2007 (see Note 11).

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

Note 2. Balance Sheet Components

(In thousands)	April 1, 2007	December 31, 2006
Inventories:
Raw materials	$43,433	$8,703
Work-in-process	1,261	79
Finished goods	28,538	13,998

	$73,232	$22,780

Prepaid expenses and other current assets:
Deferred tax asset, current portion	$7,915	$1,446
Note receivable	—	10,000
Unbilled earned rebates	5,779	—
Prepaid materials	4,147	—
VAT receivable, current portion	2,746	48
Prepaid corporate insurance	1,638	460
Other prepaid expenses	7,035	4,701

	$29,260	$16,655

Property, plant and equipment:
Land and buildings	$7,482	$7,304
Manufacturing equipment	124,903	120,104
Computer equipment	3,925	2,496
Furniture and fixtures	159	83
Leasehold improvements	48,542	45,175
Construction-in-process (manufacturing facility in the Philippines)	100,720	53,252

	285,731	228,414
Less: Accumulated depreciation and amortization	(31,710)	(25,986)

	$254,021	$202,428

Intangible assets:
Patents and purchased technology	$51,398	$21,950
Tradenames	17,138	1,603
Backlog	11,787	—
Customer relationships and other	23,193	463

	103,516	24,016

Accumulated amortization of intangible assets:
Patents and purchased technology	(11,665)	(8,973)
Tradenames	(1,304)	(548)
Backlog	(2,619)	—
Customer relationships and other	(1,290)	(446)

	(16,878)	(9,967)

	$86,638	$14,049

The estimated future amortization expense related to intangible assets as of April 1, 2007 is as follows:

2007 (remaining nine months)	$22,904
2008	18,457
2009	17,847
2010	16,335
2011 and beyond	11,095

	$86,638

(In thousands)	April 1, 2007	December 31, 2006
Other long-term assets:
Investment in joint venture	$4,903	$4,994
Debt issue cost	5,852	—
VAT receivable, net of current portion	10,043	—
Other	474	1,639

	$21,272	$6,633

Accrued liabilities:
Warranty reserve, current portion	$7,541	$3,446
Employee compensation and employee benefits	11,446	3,961
Foreign exchange derivative liability	4,034	4,849
Income taxes payable	5,725	1,995
Accrued acquisition costs	2,804	—
Other	13,107	4,334

	$44,657	$18,585

Long-term liabilities:
Warranty reserve, net of current portion	$6,019	$—
Other	1,480	—

	$7,499	$—

Note 3. Investments

Cash and cash equivalents and short-term investments classified as available-for-sale securities were comprised of the following:

	April 1, 2007					December 31, 2006
(In thousands)	Cost	Gross Gains	Gross Losses	Fair Value		Cost	Gross Gains	Gross Losses	Fair Value
Corporate securities	$—	$—	$—	$		$13,400	$—	$—	$13,400
Money market securities	186,489	—	—		186,489	135,298	—	—	135,298
Commercial paper	—	—	—			28,739	—	(4)	28,735

Total available-for-sale securities	$186,489	$—	$—		$186,489	$177,437	$—	$(4)	$177,433

The classification and contractual maturities of available-for-sale securities is as follows:

(In thousands)	April 1, 2007	December 31, 2006
Included in:
Cash and cash equivalents	$186,489	$160,937
Short-term investments	—	16,496

	$186,489	$177,433

Contractual maturities:
Due in less than one year	$186,489	$164,033
Due from one to 30 years	—	13,400

	$186,489	$177,433

From time to time the Company invests in auction rate securities, which are bought and sold in the marketplace through a bidding process sometimes referred to as a “Dutch Auction,” and which are classified as short-term investments and carried at their market values. After the initial issuance of the securities, the interest rate on the securities resets periodically, at intervals set at the time of issuance (e.g., every seven, twenty-eight, or thirty-five days; every six months; etc.), based on the market demand at the reset period. The “stated” or “contractual” maturities for these securities, however, generally are 20 to 30 years. Despite the long-term maturities, the Company has the ability and intent, if necessary, to liquidate any of these investments in order to meet the Company’s working capital needs within its normal operating cycles. At April 1, 2007, the Company did not have outstanding auction rate securities.

The Company classifies these investments as available-for-sale securities under Statement of Financial Accounting Standards No. 115 “Accounting for Investment in Certain Debt and Equity Securities” (SFAS No. 115). As these securities trade at their par values, no gains or losses are recorded in comprehensive income.

Note 4. Net Income per Share

Basic net income per share is computed using the weighted-average common shares outstanding. Diluted net income per share is computed using the weighted-average common shares outstanding plus any potentially dilutive securities outstanding during the period using the treasury stock method, except when their effect is anti-dilutive. In computing dilutive net income per share, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Dilutive securities include stock options, restricted stock, and warrants.

The following is a summary of all outstanding anti-dilutive potential common shares:

	As of
(In thousands)	April 1, 2007	April 2, 2006
Stock options	335	65

The following table sets forth the computation of basic and diluted weighted-average common shares:

	Three Months Ended
(In thousands)	April 1, 2007	April 2, 2006
Basic weighted-average common shares	73,732	61,126
Effect of dilutive securities:
Stock options	5,023	5,790
Restricted stock	371	16

Weighted-average common shares for diluted computation	79,126	66,932

Basic weighted-average common shares includes 1.1 million shares of class A common stock issued in relation to the acquisition of PowerLight which are subject to certain transfer restrictions and a repurchase option by the Company, both of which lapse over a two-year period.

Note 5. Comprehensive Income (Loss)

Comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Comprehensive income (loss) includes unrealized gains and losses on the Company’s available-for-sale investments, derivatives and cumulative translation adjustments.

The components of comprehensive income (loss), net of tax, were as follows:

	Three Months Ended
(In thousands)	April 1, 2007	April 2, 2006
Net income	$1,240	$255
Cumulative translation adjustment	336	—
Unrealized income (loss) on derivatives, net of tax	455	(876)

Total comprehensive income (loss)	$2,031	$(621)

Note 6. Business Combinations

PowerLight Acquisition

On January 10, 2007 (“the Effective Date”), the Company completed its merger transaction (the “Merger”) involving PowerLight. The results of PowerLight have been included in the consolidated results of the Company from January 10, 2007. As a result of the Merger, all of the outstanding shares of PowerLight, and a portion of each vested option to purchase shares of PowerLight, were cancelled, and all of the outstanding options to purchase shares of PowerLight (other than the portion of each vested option that was cancelled) were assumed by the Company in exchange for aggregate consideration of (i) approximately $120.7 million in cash plus (ii) a total of 5,708,723 shares of the Company’s class A common stock, inclusive of (a) 1,601,839 shares of the Company’s class A common stock which may be issued upon the exercise of assumed vested and unvested PowerLight stock options, which options vest on the same schedule as the assumed PowerLight stock options, and (b) 1,145,643 shares of the Company’s class A common stock issued to employees of the PowerLight business in connection with the Merger which, along with 530,238 of the shares issuable upon exercise of assumed PowerLight stock options, are subject to certain transfer restrictions and a repurchase option by the Company, both of which lapse over a two-year period under the terms of certain equity restriction agreements. The Company under the terms of the Merger agreement also issued an additional 204,623 shares of restricted class A common stock to certain employees of the PowerLight business, which shares are subject to certain transfer restrictions which will lapse over 4 years.

The total consideration related to the acquisition is as follows:

(In thousands)	Shares	Fair Value
Purchase consideration:
Cash	—	$120,694
Common stock	2,961	111,266
Stock options assumed that are fully vested	618	21,280
Direct transaction costs	—	2,958

Total purchase consideration	3,579	256,198
Future stock compensation:
Restricted stock	1,146	43,046
Stock options assumed that are unvested	984	35,126

Total future stock compensation	2,130	78,172

Total purchase consideration and future stock compensation	5,709	$334,370

Purchase Price Allocation

Under the purchase method of accounting, the total purchase price as shown in the table above was allocated to PowerLight’s net tangible and intangible assets based on their estimated fair values as of the Effective Date. The purchase price has been allocated based on management’s best estimates. The fair value of the Company’s common stock issued was determined based on the average closing prices for a range of trading days around the announcement date (November 15, 2006) of the transaction. The fair value of stock options assumed was estimated using the Black-Scholes model with the following assumptions: volatility of 90%, expected life ranging from 2.7 years to 6.3 years, and risk-free interest rate of 4.6%.

The allocation of the purchase price and the estimated useful lives associated with certain assets is as follows:

(In thousands)	Amount	Estimated Useful Life
Net tangible assets	$13,925	n.a.
Patents and purchased technology	29,448	4 years
Tradenames	15,535	5 years
Backlog	11,787	1 year
Customer relationships	22,730	6 years
In-process research and development	9,575	n.a.
Unearned stock compensation	78,172	n.a.
Deferred tax liability	(21,964)	n.a.
Goodwill	175,162	n.a.

Total purchase consideration and future stock compensation	$334,370

Net tangible assets acquired consisted of the following:

(In thousands)	Amount
Cash and cash equivalents	$22,049
Restricted cash	4,711
Accounts receivable, net	40,080
Costs and estimated earnings in excess of billings	9,136
Inventories	28,146
Deferred project costs	24,932
Prepaid expenses and other assets	23,740

Total assets acquired	152,794
Accounts payable	(60,707)
Billings in excess of costs and estimated earnings	(35,887)
Other accrued expenses and liabilities	(42,275)

Total liabilities assumed	(138,869)

Net assets acquired	$13,925

Acquired identifiable intangible assets. The fair value attributed to purchased technology and patents was determined using the relief from royalty method, which calculated the present value of the royalty savings by applying a royalty rate of 2.5% and a discount rate of 25% to the appropriate revenue streams. The fair value of purchased technology and patents is being amortized over 4 years on a straight-line basis. Amortization expense for the three months ended April 1, 2007 was as follows:

(In thousands)	Amount
Cost of systems revenue	$4,948
Selling, general and administrative	842

Total amortization expense	$5,790

The fair value of tradenames was determined using the royalty savings approach method, using a royalty rate of 1% and a discount rate of 25%. The fair value of tradenames is being amortized over 5 years on a straight-line basis.

The fair value attributed to customer relationships was determined using the multi-period excess earnings method with a discount rate of 18%. The fair value of customer relationships is being amortized over 6 years on a straight-line basis.

The fair value attributed to order backlog was determined using the multi-period excess earnings method with a discount rate of 16%. The fair value of order backlog is being amortized over 1 year on a straight-line basis.

In-process research and development. PowerLight’s in-process research and development primarily represents partially developed roof integrated system and fixed-tilt system designs that have not yet reached technological feasibility and have no alternative future uses.

Goodwill. Approximately $175.2 million has been allocated to goodwill within the systems business segment, which represents the excess of the purchase price over the fair value of the underlying net tangible and intangible assets of PowerLight. PowerLight designs, assembles, markets and sells solar electric power system technology that integrates solar cells and solar panels from SunPower and other suppliers to convert sunlight to electricity compatible with the utility network. The acquisition will enable SunPower to extend its leadership and participation in more diversified applications and markets, develop the next generation of solar products and solutions that will accelerate solar system cost reductions to compete with retail electric rates without incentives, and simplify and improve customer experience. These factors primarily contributed to a purchase price that resulted in goodwill. In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” goodwill will not be amortized but instead will be tested for impairment at least annually (more frequently if certain indicators are present). In the event that management determines that the value of goodwill has become impaired, the Company will incur an accounting charge for the amount of the impairment during the fiscal quarter in which the determination is made. Goodwill that resulted from the acquisition of PowerLight is not deductible for tax purposes.

Of the cash and shares issued in the acquisition, approximately $20.2 million in cash and 824,000 shares, with a total aggregate value of $48.8 million as of January 10, 2007, are being held in escrow as security for the indemnification obligations of certain former PowerLight shareholders and will be released over a period of five years from the date of acquisition. In addition, the Company issued an additional 204,623 shares of restricted class A common stock to certain employees of the PowerLight business, which shares are subject to certain transfer restrictions that lapse over four years.

In conjunction with the acquisition, Cypress entered into a commitment letter with SunPower during the fourth quarter of fiscal 2006 under which Cypress agreed to lend to SunPower up to $130 million in cash in order to facilitate the financing of the acquisition or working capital requirements. In February 2007, Cypress and SunPower mutually terminated the commitment letter. No borrowings were outstanding at the termination date.

The Company accounted for its acquisition of PowerLight in accordance with SFAS 141 “Business Combinations.” Accordingly, all intercompany receivables and payables related to PowerLight were eliminated in purchase accounting effective January 10, 2007.

Supplemental information on an unaudited pro forma basis, as if the PowerLight acquisition were completed at the beginning of the years 2007 and 2006, is as follows:

	Three Months Ended
	April 1, 2007	April 2, 2006
(In thousands, except per share amounts)	(Unaudited)
Revenue	$144,661	$66,639

Net loss	$(868)	$(22,080)

Basic net loss per share	$(0.01)	$(0.34)

The unaudited pro forma supplemental information is based on estimates and assumptions, which the Company believes are reasonable. The average foreign exchange rates during years 2007 and 2006 were used in preparing the supplemental information. The unaudited pro forma supplemental information prepared by management is not necessarily indicative of the condensed consolidated financial position or results of income in future periods or the results that actually would have been realized had the Company and PowerLight been a combined company during the specified periods.

In-Process Research and Development (“IPR&D”) Charge

In connection with the acquisition of PowerLight, the Company recorded an IPR&D charge of $9.6 million in the first quarter of fiscal 2007, as technological feasibility associated with the in-process research and development projects had not been established and no alternative future use existed.

The Company identified in-process research and development projects in areas for which technological feasibility had not been established and no alternative future use existed. These in-process research and development projects consist of two components: design automation tool and tracking systems and other. In assessing the projects, the Company considered key characteristics of the technology as well as its future prospects, the rate technology changes in the industry, product life cycles, and various projects’ stage of development.

The value of in-process research and development was determined using the income approach method, which calculated the sum of the discounted future cash flows attributable to the projects once commercially viable using a 40% discount rate, which were derived from a weighted-average cost of capital analysis and adjusted to reflect the stage of completion of the projects and the level of risks associated with the projects. The percentage of completion for each project was determined by identifying the research and development expenses invested in the project as a ratio of the total estimated development costs required to bring the project to technical and commercial feasibility. The following table summarizes certain information of each significant project as of the acquisition date:

Projects	Estimated Stage of Completion as of Acquisition Date	Total Cost Incurred as of Acquisition Date	Total Estimated Costs to Complete	Estimated Completion Dates
Design Automation Tool	5%	$0.2 million	$2.6 million	Dec 2010
Tracking Systems and Other	30%	$0.2 million	$0.8 million	Jul 2007

Status of In-Process Research and Development Projects:

To date, there have been no significant differences between the actual and estimated results of the in-process research and development projects related to PowerLight. As of April 1, 2007, the Company has incurred total post-acquisition costs of approximately $0.6 million related to the in-process research and development projects and estimate that an additional investment of approximately $3.1 million will be required to complete the projects. The Company expects to complete the projects within the original estimated timeframe.

The development of these technologies remains a significant risk due to factors including the remaining efforts to achieve technical viability, rapidly changing customer markets, uncertain standards for new products, and competitive threats. The nature of the efforts to develop these technologies into commercially viable products consists primarily of planning, designing, experimenting, and testing activities necessary to determine that the technologies can meet market expectations, including functionality and technical requirements. Failure to bring these products to market in a timely manner could result in a loss of market share or a lost opportunity to capitalize on emerging markets and could have a material adverse impact on our business and operating results.

Note 7. Advances to Suppliers and Other Current Assets

The Company has entered into agreements with various polysilicon, ingot, wafer, solar cells and solar module vendors and manufacturers. These agreements specify future quantities and pricing of products to be supplied by the vendors for periods up to 12 years. Certain agreements also provide for penalties or forfeiture of advanced deposits in the event the Company terminates the arrangements (see Note 13).

Furthermore, under certain of these agreements, the Company is required to make prepayments to the vendors over the terms of the arrangements. In January 2007, the Company paid an advance of $10 million in accordance with the terms of an existing supply agreement. The Company may also, from time to time, make advance payments in connection with purchases of services and manufacturing equipment from a variety of vendors and suppliers. As of April 1, 2007, advances to suppliers totaled $86.3 million, the current portion of which is $13.7 million.

The Company’s future prepayment obligations as of April 1, 2007 related to these agreements is as follows (in thousands):

2007 (remaining nine months)	$38,300
2008	18,300
2009	11,100
2010	11,100

$78,800

On April 2, 2007, the Company paid an additional advance of $10 million in accordance with the terms of an existing supply agreement.

Note 8. Transactions with Cypress

Purchases of Imaging and Infrared Detector Products from Cypress

The Company purchases wafers from Cypress at intercompany prices which are consistent with Cypress’ internal transfer pricing methodology.

Manufacturing Services in Texas

The Company originally made its imaging and infrared detector and solar power products at its former Sunnyvale, California facility. In May 2002, the Company installed certain tenant improvements to build a pilot wafer fabrication line for a newly designed solar cell in a Cypress facility located in Texas. The Company then paid pro rata costs for materials and Cypress personnel to operate the facility which made the Company’s pre-commercial production solar cells until the Philippines facility came on line in November 2004. In late 2004, the Company moved its imaging and infrared detector production lines to the Cypress Texas facility and continues to pay the costs of materials and Cypress personnel to operate the facility.

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

Purchases of imaging and infrared detector products from Cypress, manufacturing services provided by Cypress in Texas, administrative services provided by Cypress and the facilities leased from Cypress in the Philippines and in California aggregated $1.5 million for the three months ended April 1, 2007 and $2.8 million for the three months ended April 2, 2006.

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

Master Transition Services Agreement

The Company has also entered into a master transition services agreement which would govern the provisions of services to us by Cypress, such as: financial services, human resources, legal matters, training programs, and information technology.

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

The indemnification and insurance matters agreement and the master transition services agreement also contain provisions governing the Company’s insurance coverage, which are under the Cypress insurance policies (other than the Company’s directors and officers insurance, for which we have our own separate policy) until the earliest of (1) a change of control of the Company, which includes such time as Cypress ceases to own at least a majority of the aggregate number of shares of all classes of the Company’s common stock then outstanding, (2) the date on which Cypress’ insurance carriers do not permit the Company to remain on Cypress policies, (3) the date on which Cypress’ cost of insurance under any particular insurance policy increases, directly or indirectly, due to the Company’s inclusion or participation in such policy, (4) the date on which our coverage under the Cypress policies causes a real or potential conflict of interest or hardship for Cypress, as determined solely by Cypress or (5) the date on which Cypress and the Company mutually agree to terminate this arrangement. Prior to that time, Cypress will maintain insurance policies on the Company’s behalf, and the Company shall reimburse Cypress for expenses related to insurance coverage during this period. The Company will work with Cypress to secure additional insurance if desired and cost effective.

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

After the date the Company ceases to be a member of Cypress’ consolidated group for federal income tax purposes or state income tax purposes, as and to the extent that the Company becomes entitled to utilize on the Company’s separate tax returns portions of those credit or loss carryforwards existing as of such date, the Company will distribute to Cypress the tax effect, estimated to be 34% for federal income tax purposes, of the amount of such tax loss carryforwards so utilized, and the amount of any credit carryforwards so utilized. The Company will distribute these amounts to Cypress in cash or in the Company’s shares, at the Company’s option. As of December 31, 2006, the Company has approximately $50.6.million of federal net operating loss carryforwards and approximately $4.8 million of California net operating loss carryforwards meaning that such potential future payments to Cypress, which would be made over a period of several years, would therefore aggregate approximately $15.0 million.

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

Note 9. Foreign Currency Derivatives

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

As of April 1, 2007, the Company’s hedge instruments consisted of foreign currency option contracts and foreign currency forward exchange contracts. The Company calculates the fair value of its option and forward contracts based on market volatilities, spot rates and interest differentials from published sources.

In accordance with Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities,” the Company accounts for its hedges of forecasted foreign currency revenues as cash flow hedges and hedges of firmly committed purchase contracts denominated in foreign currency as fair value hedges.

Cash Flow Hedges: Hedges of forecasted foreign currency denominated revenues are designated as cash flow hedges and changes in fair value of the effective portion of hedge contracts are recorded in accumulated other comprehensive loss in stockholders’ equity in the Condensed Consolidated Balance Sheets. Amounts deferred in accumulated other comprehensive loss are reclassified into the Condensed Consolidated Statement of Operations in the periods in which the hedged exposure impacts earnings. The effective portion of unrealized gains (losses) recorded in accumulated other comprehensive loss, net of tax, were losses of $455,000 and $876,000 for the three months ended April 1, 2007 and April 2, 2006, respectively. As of April 1, 2007 and December 31, 2006, the Company had outstanding cash flow hedge forward contracts with an aggregate notional value of $54.8 million and $89.6 million, respectively. As of April 1, 2007 and December 31, 2006, the Company had outstanding option contracts with an aggregate notional value of $69.2 million and $16.0 million, respectively. The maturity dates of the outstanding contracts ranged from April 2007 to January 2008.

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

In addition, the Company began hedging the net balance sheet effect of Euro denominated assets and liabilities in 2005 primarily for Euro denominated receivables from customers, prepayments to suppliers and advances received from customers. The Company records its hedges of foreign currency denominated monetary assets and liabilities at fair value with the related gains or losses recorded in other income. The gains or losses on these contracts are substantially offset by transaction gains or losses on the underlying balances being hedged. As of April 1, 2007 and December 31, 2006, the Company held forward contracts with an aggregate notional value of $32.8 million and $37.6 million, respectively, to hedge the risks associated with Euro foreign currency denominated assets and liabilities.

Note 10. Stock-Based Compensation

The following table summarizes the consolidated stock-based compensation expense, by type of awards:

	Three Months Ended
(In thousands)	April 1, 2007	April 2, 2006
Employee stock options	$4,746	$1,439
Restricted stock	5,976	35
Amounts capitalized in inventory	(119)	(62)

Total stock-based compensation expense	$10,603	$1,412

The following table summarizes the consolidated stock-based compensation expense by line items in the Consolidated Statements of Operations:

	Three Months Ended
(In thousands)	April 1, 2007	April 2, 2006
Cost of revenue	$2,250	$193
Research and development	501	420
Sales, general and administrative	7,852	799

Total stock-based compensation expense	$10,603	$1,412

As stock-based compensation expense recognized in the Condensed Consolidated Statements of Operations is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

Consolidated net cash proceeds from the issuance of shares under the Company’s employee stock plans were $2.0 million for the three months ended April 1, 2007 and $0.4 million for the three months ended April 2, 2006. No income tax benefit was realized from stock option exercises during the three months ended April 1, 2007 and April 2, 2006. As required, the Company presents excess tax benefits from the exercise of stock options, if any, as financing cash flows rather than operating cash flows.

The following table summarizes the unrecognized stock-based compensation costs by type of awards:

(In thousands, except years)	As of April 1, 2007	Weighted-Average Amortization Period (in years)
Stock options	$34,342	2.0
Restricted stock	4,473	3.5
Shares subject to revesting restrictions	37,254	1.8

Total unrecognized stock-based compensation balance	$76,069	2.0

Equity Incentive Program

On May 4, 2007, the Company’s stockholders approved an additional increase in the number of shares available for future issuance by 925,000 shares under the Company’s 2005 Incentive Stock Option Plan under which the Company may issue incentive or non-statutory stock options or stock purchase rights to employees and consultants to purchase common stock .

The following table summarizes the Company’s stock option activities:

	Three Months Ended April 1, 2007
(In thousands, except per share data)	Shares	Weighted Average Exercise Price Per Share
Options outstanding as of December 31, 2006	4,980	$3.97
Options exchanged/assumed in connection with PowerLight acquisition	1,602	5.54
Exercised	(720)	2.78
Forfeited	(33)	19.13

Options outstanding as of April 1, 2007	5,829	4.47

Options exercisable as of April 1, 2007	2,112	2.85

Information regarding the Company’s outstanding stock options as of April 1, 2007 was as follows:

	Options Outstanding				Options Exercisable
Range of Exercise Price	Shares (in thousands)	Weighted- Average Remaining Contractual Life (in years)	Weighted- Average Exercise Price per Share	Aggregate Intrinsic Value (in thousands)	Shares (in thousands)	Weighted- Average Remaining Contractual Life (in years)	Weighted- Average Exercise Price per Share	Aggregate Intrinsic Value (in thousands)
$ 0.04—0.75	1,270	4.74	$0.28	$57,438	607	4.84	$0.34	$27,418
0.88—2.66	482	7.47	1.98	20,987	223	7.19	1.86	9,744
3.30—4.95	3,211	7.63	3.32	135,416	1,157	7.62	3.31	48,798
7.00—16.20	455	8.39	8.30	16,923	98	8.37	8.06	3,668
17.00—41.15	411	9.21	25.03	8,416	27	8.48	28.35	471

	5,829	7.16	4.47	$239,180	2,112	6.82	2.85	$90,099

The aggregate intrinsic value in the preceding table represents the total pre-tax intrinsic value, based on the Company’s closing stock price of $45.50 at April 1, 2007, which would have been received by the option holders had all option holders exercised their options as of that date. The total number of in-the-money options exercisable was 2.1 million shares as of April 1, 2007.

The following table summarizes the Company’s non-vested stock options and restricted stock activities:

	Stock Options		Restricted Stock
(In thousands, except per share amounts)	Shares	Weighted- Average Grant Date Fair Value per Share	Shares	Weighted- Average Grant Date Fair Value per Share
Outstanding as of December 31, 2006	3,141	$4.45	229	$35.40
Granted	1,602	5.54	269	41.68
Vested	(994)	2.75	(16)	33.34
Forfeited	(32)	2.78	(4)	39.86

Outstanding as of April 1, 2007	3,717	5.39	478	38.97

Stock Unit Plan:

As of April 1, 2007, the Company has granted approximately 158,000 units to approximately 1,230 employees in the Philippines at an average unit price of $27.90 in relation to its 2005 Stock Unit Plan, under which participants are awarded the right to receive cash payments from the Company in an amount equal to the appreciation in the Company’s common stock between the award date and the date the employee redeems the award. A maximum of 300,000 stock units may be subject to stock unit awards granted under the 2005 Stock Unit Plan. For the three months ended April 1, 2007, total compensation expense associated with the 2005 Stock Unit Plan was $0.4 million.

Note 11. Income Taxes

The Company’s effective rate of income tax benefit was 194% for the three months ended April 1, 2007 and the effective rate of income tax provision was 11% for the three months ended April 2, 2006. The tax benefit for the first quarter of fiscal 2007 was primarily attributable to the recognition of deferred tax assets as a result of the Company’s acquisition of PowerLight and amortization of a deferred tax liability associated with purchased intangible assets, partially offset by non-U.S. taxes on income earned in certain countries that was not offset by current year net operating losses in other countries. The tax provision for the first quarter of fiscal 2006 was attributable to non-U.S. taxes on income earned in certain countries that was not offset by current year net operating losses in other countries.

Unrecognized Tax Benefits

The Company adopted the provisions of FIN 48 on January 1, 2007. As of January 1, 2007, the total amount of unrecognized tax benefits recorded in the Condensed Consolidated Balance Sheet was approximately $1.1 million, which, if accrued, would affect the Company’s effective tax rate. The additional amount of unrecognized tax benefits recognized during the first quarter of fiscal 2007 was $0.3 million. Management believes that events that could occur in the next 12 months and cause a change in unrecognized tax benefits include, but are not limited to, the following:

•	completion of examinations of the Company’s tax returns by the U.S. or foreign taxing authorities; and

•	expiration of statue of limitations on the Company’s tax returns.

The calculation of unrecognized tax benefits involves dealing with uncertainties in the application of complex global tax regulations. Uncertainties include, but are not limited to, the impact of legislative, regulatory, and judicial developments, transfer pricing and the application of withholding taxes. Management regularly assesses the Company’s tax positions in light of legislative, bilateral tax treaty, regulatory and judicial developments in the countries in which the Company does business. Management determines that an estimate of the range of reasonably possible change in the amounts of unrecognized tax benefits within the next 12 months cannot be made.

Classification of Interest and Penalties

The Company’s policy is to classify interest expense and penalty, if any, as components of income tax provision in the Condensed Consolidated Statements of Operations. No material amount has been accrued through the first quarter of fiscal 2007.

Tax Years and Examination

The following table summarizes the Company’s major tax jurisdictions and the tax years that remain subject to examination by these jurisdictions as of January 1, 2007:

Tax Jurisdictions	Tax Years
The United States	2003 and onward
California	2002 and onward

Additionally, while years prior to 2003 for the U.S. corporate tax return are not open for assessment, the IRS can adjust net operating loss and research and development carryovers that were generated in prior years and carried forward to 2003.

Note 12. Segment and Geographical Information

Prior to fiscal year 2007, the Company operated in one business segment comprising the design, manufacture and sale of solar electric power products, or solar power products, imaging and infrared detectors based on its proprietary processes and technologies. Effective January 10, 2007, the Company operated in two business segments: systems and components. The systems business segment generally represents sales of engineering, procurement, construction and other services relating to solar electric power systems that integrate our solar panels and balance of systems components, as well as materials sourced from other manufactures. The components business segment primarily represent sales of our solar cells, solar panels and inverters to solar systems installers and other resellers. In addition, our components segment includes sales of imaging and infrared detectors to OEMs. Revenue associated with the Company solar panels sold through PowerLight is recognized in the systems business segment. The Chief Operating Decision Maker (CODM), as defined by SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information” (SFAS No. 13), assesses the performance of each operating segment using information about its revenue and gross margin.

Intersegment revenue of $11.4 million for the three months ended April 1, 2007 was comprised of sales by the components business segment to the systems business segment and were eliminated per the Company’s financial results.

The following tables present revenue by geography and segment, gross margin by segment and property, and plant and equipment information based on geographic region. Revenue is based on the destination of the shipments. Property, plant and equipment are based on the physical location of the assets:

	Three Months Ended
	April 1, 2007	April 2, 2006
Revenue by geography:
United States	39%	36%
Germany	14%	44%
Spain	22%	—%
Rest of Europe	15%	13%
Asia	10%	4%
Others	—%	3%

	100%	100%

Revenue by segment:
Systems	55%	—%
Components	45%	100%

	100%	100%

Gross margin by segment:
Systems	20%	—%
Components	26%	14%

Significant customers:
Conergy AG	10%	22%
Solon AG	12%	28%
Elecnor	19%	—%

(In thousands)	April 1, 2007	December 31, 2006
Property, plant and equipment by geography:
United States	$9,235	$8,051
Philippines	244,786	192,335
China	—	2,042

	$254,021	$202,428

Note 13. Commitments and Contingencies

Operating Lease Commitments

The Company leases its San Jose, California facility under a non-cancelable operating lease from Cypress, which expires on April 30, 2011 (see Note 8). The lease also requires the Company to pay property taxes, insurance and certain other costs. The Company also leases its wafer fabrication facility in the Philippines from Cypress, which expires in July 2021 (see Note 8). In December 2005, the Company entered into a 5-year operating lease from an unaffiliated third party for an additional building in the Philippines. The Company also has lease arrangements for its PowerLight offices in Berkeley, California under various lease arrangements which expire between 2007 and 2009, as well as for a field office in New Jersey, which expires in 2011. In December 2006, PowerLight entered into an eleven-year lease agreement for a facility in Richmond, California, which the Company expects to move into in the fourth quarter of 2007. Future minimum obligations under all non-cancelable operating leases as of April 1, 2007 are as follows (in thousands):

2007 (remaining nine months)	$1,823
2008	3,380
2009	3,520
2010	3,546
2011	2,535
Thereafter	15,940

$30,744

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

The Company also has agreements with several suppliers of polysilicon, ingots, wafers, solar cells and solar panels and which specify future quantities and pricing of products to be supplied by the vendors for periods up to 12 years and provide for certain consequences, such as forfeiture of advanced deposits and penalty payments relating to previous purchases, in the event that the Company terminates the arrangements (see Note 7).

At April 1, 2007, total obligations related to such supplier agreements was $1.3 billion of which $250 million was related to a joint venture (as discussed below). The Company’s non-cancelable purchase orders related to equipment and building improvements totaled approximately $63.1 million.

Future minimum obligations under supplier agreements and non-cancelable purchase orders as of April 1, 2007 are as follows (in thousands):

2007 (remaining nine months)	$220,802
2008	265,088
2009	238,113
2010	232,658
2011	242,848
Thereafter	151,883

$1,351,392

Joint Venture

In the third quarter of fiscal 2006, the Company entered into an agreement with Woongjin Coway Co., Ltd. (“Woongjin”), a provider of environmental products located in Korea, to form Woongjin Energy Co., Ltd (“Woongjin Energy”), a joint venture to manufacture mono-crystalline silicon ingots. Under the joint venture, the Company and Woongjin will fund the joint venture through capital investments. In addition, Woongjin Energy will obtain a $33.0 million loan to be guaranteed by Woongjin. Additionally, the

Company will supply polysilicon and technology required for the silicon ingot manufacturing to the joint venture, and procure the manufactured silicon ingots from the joint venture. Woongjin Energy is expected to begin manufacturing in the fourth quarter of fiscal 2007, and the Company expects to purchase approximately $250 million of silicon ingots from Woongjin Energy through a five-year agreement.

The Company has invested $5.0 million in the joint venture comprised of a 19.9% equity investment valued at $1.7 million and a $3.3 million convertible note that is convertible at the Company’s option into an additional 20.1% equity ownership in the joint venture. The entire $5.0 million is classified as “Other Long-Term Assets” in the April 1, 2007 consolidated balance sheet. Neither party has contractual obligations to provide any additional funding to the joint venture. As of April 1, 2007, the joint venture was in the development stage and had no operations.

Product Warranties

The Company warrants or guarantees the performance of its solar panels at certain levels of conversion efficiency for extended periods, often as long as 25 years. It also warrants or guarantees the functionality of solar cells and imaging detectors for at least one year. Therefore, the Company maintains warranty reserves to cover potential liability that could result from these guarantees. The Company’s potential liability is generally in the form of product replacement. Warranty reserves are based on the Company’s best estimate of such liabilities and are recognized as a cost of revenue. The Company continuously monitors product returns for warranty failures and maintains a reserve for the related warranty expenses based on historical experience of similar products as well as various other assumptions that are considered reasonable under the circumstances. During the three months ended April 1, 2007 our estimated warranty reserve provision rates were higher than during the same period in 2006, based on specific potential warranty exposures and increased warranty provision rates due to results of our testing that simulates adverse environmental conditions and potential failure rates our solar panels could experience during their 25-year warranty period. Warranty charges were $4.1 million and $0.2 million during the three month periods ended April 1, 2007 and April 2, 2006, respectively.

The Company generally provides warranty on systems for a period of five years. The Company’s estimated warranty cost for each project is accrued and the related costs are charged against the warranty accrual when incurred. It is not possible to predict the maximum potential amount of future warranty-related expenses under these or similar contracts due to the conditional nature of the Company’s obligations and the unique facts and circumstances involved in each particular contract. Historically, warranty costs related to contracts have been within management’s expectations.

The following summarizes activity within accrued warranty:

(In thousands)	Three Months Ended
	April 1, 2007	April 2, 2006
Balance at December 31, 2006	$3,446	$574
PowerLight accrued balance at date of acquisition	6,542	—
Accruals for warranties during the period	4,147	231
Settlements made during the period	(575)	(163)

Balance at April 1, 2007	$13,560	$642

In February 2004, one of PowerLight’s major panel suppliers at the time, AstroPower, Inc., filed for bankruptcy. PowerLight had installed systems incorporating over 30,000 AstroPower panels, and approximately 27,000 of these panels incorporated into systems that are still under warranty by it. The majority of these warranties expire by 2008, and all expire by 2010. While PowerLight has not experienced a significant number of warranty or other claims related to installed AstroPower panels, it may in the future incur significant unreimbursable expenses in connection with the repair or replacement of these panels, which could have a material adverse effect on our business and results of operations. In addition, another major supplier of solar panels notified PowerLight of a product defect that may affect a substantial number of panels installed by PowerLight during the period 2002 through September 2006. If the supplier does not perform its contractual obligations to remediate the defective panels, we will be exposed to those costs it would incur under the warranty with PowerLight’s customers.

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

Note 14. Line of Credit

In December 2005, SunPower entered into a $25.0 million three-year revolving credit facility (the “Facility”) with affiliates of Credit Suisse Securities (USA) LLC and Lehman Brothers, Inc. The Facility is collateralized by substantially all of our assets, including the stock of our foreign subsidiaries. Borrowings under the Facility are conditioned upon customary conditions as well as (1) with respect to the first $10.0 million drawn on the facility, maintenance of cash collateral to the extent of outstanding borrowings (excluding amounts borrowed), and (2) with respect to the remaining $15.0 million of the Facility, satisfaction of a coverage test which is based on the ratio of our cash flow to capital expenditures. The Facility contains customary covenants and defaults including limitations on dividends, incurrence of indebtedness and liens, and mergers and acquisitions. The Facility bears interest at a rate of the greater of the prime rate or federal funds rate for U.S. dollar draws, or the LIBOR plus 1% for Euro dollar draws on the first $10.0 million of borrowings and the greater of the prime rate plus 2% or federal funds rate plus 2% for U.S. dollar draws, or LIBOR plus 3% for Euro dollar draws on any borrowings over $10.0 million. The interest rate for Euro dollar borrowings would have been 6.4% on the first $10.0 million of borrowings and 8.4% on any borrowings over $10.0 million at April 1, 2007. The interest rate U.S. dollar borrowings would have been 8.3% on the first $10.0 million of borrowings and 10.3% on any borrowings over $10.0 million at April 1, 2007. To date there have been no borrowings under the Facility.

In connection with the PowerLight acquisition on January 10, 2007, the Company assumed a line of credit with an outstanding balance of approximately $3.6 million. During the first quarter of fiscal 2007, the Company paid off the outstanding balance in full.

On January 10, 2007, PowerLight amended and restated its loan agreement with a commercial bank. The amended and restated loan agreement provided for a $10 million trade finance credit facility, which was scheduled to expire on April 30, 2007. This facility allows PowerLight to issue commercial and standby letters of credit, but does not provide for any loans. All of the assets of PowerLight secure this trade finance facility. In addition, the agreement required that PowerLight maintain cash equal to the value of letter of credits outstanding in restricted accounts as collateral for letters of credit issued by the bank. As of April 1, 2007, the Company had $5.1 million in restricted cash related to such loan agreement. On April 27, 2007, PowerLight entered into an amendment to the loan agreement to, among other things, extend the maturity date to July 31, 2007, and remove the requirement to have cash collateral for letters of credit. The Company guaranteed $10.5 million to the commercial bank in connection with the April 27, 2007 amendment for the $10 million trade credit facility, and a separate $0.5 million credit card facility through the commercial bank.

Note 15. Senior Convertible Debentures

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

Holders of the Debentures may, under certain circumstances at their option, convert the Debentures into cash and, if applicable, shares of the Company’s class A common stock initially at a conversion rate of 17.6211 shares (equivalent to an initial conversion price of approximately $56.75 per share), at any time on or prior to maturity. The applicable conversion rate will be subject to customary adjustments in certain circumstances.

The Debentures are senior, unsecured obligations of the Company, ranking equally with all existing and future senior unsecured indebtedness of the Company. The Debentures are effectively subordinated to the Company’s secured indebtedness to the extent of the value of the related collateral and structurally subordinated to indebtedness and other liabilities of the Company’s subsidiaries. The Debentures do not contain any covenants or sinking fund requirements.

Share Lending Agreement

Concurrent with the offering of Debentures, the Company lent 2.9 million shares of its class A common stock, all of which are being borrowed by an affiliate of Lehman Brothers Inc. (“LBIE”), one of the underwriters of the Debentures. The Company did not receive any proceeds from that offering of class A common stock, but received a nominal lending fee of $0.001 per share for each share of common stock that is loaned pursuant to the share lending agreement described below.

Share loans under the share lending agreement will terminate and the borrowed shares must be returned to the Company under the following circumstances: (i) LBIE may terminate all or any portion of a loan at any time; (ii) the Company may terminate any or all of the outstanding loans upon a default by LBIE under the share lending agreement, including a breach by LBIE of any of its representations and warranties, covenants or agreements under the share lending agreement, or the bankruptcy of LBIE; or (iii) if the Company enters into a merger or similar business combination transaction with an unaffiliated third party (as defined in the agreement), all outstanding loans will terminate on the effective date of such event.

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

While the share lending agreement does not require cash payment upon return of the shares, physical settlement is required (i.e., the loaned shares must be returned at the end of the arrangement). In view of this and the contractual undertakings of LBIE in the share lending agreement, which have the effect of substantially eliminating the economic dilution that otherwise would result from the issuance of the borrowed shares, the borrowed shares will not be considered outstanding for the purpose of computing and reporting earnings per share. Notwithstanding the foregoing, the shares will nonetheless be issued and outstanding and will be eligible for trading on The Nasdaq Global Market.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q of SunPower Corporation and its subsidiaries (“SunPower” or the “Company”, “Us”, “We” or “Our”) contains forward-looking statements. This Quarterly Report on Form 10-Q also includes data, including forward-looking information, pertaining to PowerLight Corporation, our wholly-owned subsidiary, which we acquired on January 10, 2007. All statements in this Quarterly Report on Form 10-Q, including those made by the management of SunPower, other than statements of historical fact, are forward-looking statements. These forward-looking statements are made pursuant to safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Examples of forward-looking statements include statements regarding SunPower’s ability to obtain polysilicon ingots or wafers, future financial results, operating results, business strategies, projected costs, products, competitive positions, management’s plans and objectives for future operations, and industry trends. These forward-looking statements are based on management’s estimates, projections and assumptions as of the date hereof and include the assumptions that underlie such statements. Forward-looking statements may contain words such as “may,” “will,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” and “continue,” the negative of these terms, or other comparable terminology. Any expectations based on these forward-looking statements are subject to risks and uncertainties and other important factors, including those discussed below and in the section titled “PART II – OTHER INFORMATION, ITEM 1A. RISK FACTORS.” Other risks and uncertainties are disclosed in SunPower’s prior Securities and Exchange Commission (“SEC”) filings, including its 2006 Annual Report on Form 10-K and current filings on Form 8-K. These and many other factors could affect SunPower’s future financial condition and operating results and could cause actual results to differ materially from expectations based on forward-looking statements made in this document or elsewhere by SunPower or on its behalf. SunPower undertakes no obligation to revise or update any forward-looking statements.

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

We produce our solar cells at our manufacturing facility in the Philippines. We currently operate four solar cell manufacturing lines in the Philippines, with a total rated manufacturing capacity of approximately 108 megawatts per year. We have recently started construction on a second solar cell manufacturing facility in the Philippines, which is designed to house up to ten additional manufacturing lines. We expect three manufacturing lines in the new facility to be operational by the end of 2007, which would give us an aggregate rated solar cell manufacturing capacity of approximately 207 megawatts per year. Currently, most of our solar panels are assembled for us by a third-party subcontractor in China. We supplement this capacity with in-house production at our automated panel assembly factory located in the Philippines. We expect to produce up to 30 megawatts of solar panels per year from our first manufacturing line. The solar panel assembly factory has sufficient space to expand capacity to 90 megawatts per year. Our systems in North America also include branded inverters manufactured for us by multiple suppliers.

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

Acquisition of PowerLight Corporation

On January 10, 2007, we completed our merger transaction (the “Merger”) involving PowerLight Corporation (“PowerLight”). Upon the completion of the Merger, all of the outstanding shares of PowerLight, and a portion of each vested option to purchase shares of PowerLight, were cancelled, and all of the outstanding options to purchase shares of PowerLight (other than the portion of each vested option that was cancelled) were assumed by us in exchange for aggregate consideration of (i) approximately $120.7 million in cash plus (ii) a total of 5,708,723 shares of class A common stock, inclusive of (a) 1,145,643 shares of class A common stock which may be issued upon the exercise of assumed vested and unvested PowerLight stock options and (b) 1,675,881 shares of class A common stock issued to employees of the PowerLight business in connection with the Merger which, along with 530,238 of the shares issuable upon exercise of assumed PowerLight stock options, are subject to certain transfer restrictions and a repurchase option of the Company, both of which lapse over a two-year period under the terms of equity restriction agreements. Under the terms of the Merger agreement, the Company also issued an additional 204,623 shares of restricted class A common stock to certain employees of the PowerLight business, which shares are subject to certain transfer restrictions which will lapse over 4 years.

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

PowerLight designs and engineers complete solar power systems that combine its roof-mounted or ground-mounted products with electrical inverters and other standard components that connect to the customer’s existing electrical system or directly to the utility network. PowerLight solar system technology integrates solar cells and solar panels manufactured by SunPower and other suppliers, such as ErSol Solar Energy AG, Evergreen Solar, Inc., JingAo Solar Company, Ltd., Mitsui Comtek Corp., a distributor for Sanyo Electronics Co., Ltd., or Sanyo, and SunTech Power Co., Ltd., Q-Cells Aktiengesellschaft, Schott Solar, Inc., Sharp Electronics Corporation and Sharp Electronics (Europe) GmbH, which support their products with long-term manufacturing warranties of up to 25 years. PowerLight has contracted with some of these suppliers for multi-year supply agreements.

The total consideration related to the acquisition is as follows:

(In thousands)	Shares	Fair Value
Purchase consideration:
Cash	—	$120,694
Common stock	2,961	111,266
Stock options assumed that are fully vested	618	21,280
Direct transaction costs	—	2,958

Total purchase consideration	3,579	256,198
Future stock compensation:
Restricted stock	1,146	$43,046
Stock options assumed but that are unvested	984	35,126

Total future stock compensation	2,130	78,172

Total purchase consideration and future stock compensation	5,709	$334,370

Purchase Price Allocation

Under the purchase method of accounting, the total purchase price as shown in the table above was allocated to PowerLight’s net tangible and intangible assets based on their estimated fair values as of the Effective Date. The purchase price has been allocated based on management’s best estimates. The fair value of the Company’s common stock issued was determined based on the average closing prices for a range of trading days around the announcement date (November 15, 2006) of the transaction. The fair value of stock options assumed was estimated using the Black-Scholes model with the following assumptions: volatility of 90%, expected life ranging from 2.7 years to 6.3 years, and risk-free interest rate of 4.6%. The allocation of the purchase price and the estimated useful lives associated with certain assets is as follows:

(In thousands)	Amount	Estimated Useful Life
Net tangible assets	$13,925	n.a.
Patents and purchased technology	29,448	4 years
Tradenames	15,535	5 years
Backlog	11,787	1 year
Customer relationships	22,730	6 years
In-process research and development	9,575	n.a.
Unearned stock compensation	78,172	n.a.
Deferred tax liability	(21,964)	n.a.
Goodwill	175,162	n.a.

Total purchase consideration and future stock compensation	$334,370

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

On May 4, 2007, Cypress sold 7,500,000 shares of our class B common stock in an offering pursuant to Rule 144 of the Securities Act. Such shares converted to 7,500,000 shares of class A common stock upon the sale. Following this sale, Cypress owns 44,533,287 shares of our Class B common stock, representing approximately 59% of our total outstanding shares of common stock. Cypress also holds approximately 91% of the voting power of our total outstanding capital stock, as our class B common stock has 8 votes per share compared to one vote per share for our class A common. Cypress may convert into class A common stock at any time. Cypress has advised us that it does not have any current plans to distribute to its stockholders the shares of our class B common stock that it beneficially owns, although it may elect to effect such a distribution in the future.

Critical Accounting Policies

The Company’s critical accounting policies are disclosed in the Company’s Form 10-K for the year ended December 31, 2006 and have not changed materially as of April 1, 2007, with the exception of the following:

Revenue and Cost Recognition

Construction Contracts

The Company recognizes revenues from fixed price contracts under AICPA Statement of Position (“SOP”) 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts,” using the percentage-of-completion method of accounting. Under this method, revenue is recognized as work is performed based on the percentage that incurred costs bear to estimated total forecasted costs utilizing the most recent estimates of forecasted costs.

Incurred costs include all direct material, labor, subcontract costs, and those indirect costs related to contract performance, such as indirect labor, supplies, tools, and repairs. Job material costs are included in incurred costs when the job materials have been installed. Where contracts stipulate that title to job materials transfers to the customer before installation has been performed, revenue is deferred and recognized upon installation, in accordance with the percentage-of-completion method of accounting. Job materials are considered installed materials when they are permanently attached or fitted to the solar power system as required by the job’s engineering design.

Due to inherent uncertainties in estimating cost, job costs estimates are reviewed and/or updated by management working with its projects department. The projects department determines the completed percentage of installed job materials at the end of each month; generally this information is also reviewed with the customer’s on-site representative. The completed percentage of installed job materials is then used for each job to calculate the month-end job material costs incurred. Direct labor, subcontractor, and other costs are charged to contract costs as incurred. Provisions for estimated losses on uncompleted contracts, if any, are recognized in the period in which the loss first becomes probable and reasonably estimable. Contracts may include profit incentives such as milestone bonuses. These profit incentives are included in the contract value when their realization is reasonably assured.

As of April 1, 2007, the asset, “Costs and estimated earnings in excess of billings,” which represents revenues recognized in excess of amounts billed, was $19.1 million. The liability, “Billings in excess of costs and estimated earnings,” which represents billings in excess of revenues recognized, was $38.4 million.

Cash in Restricted Accounts

Cash in restricted accounts represents collateral for letters of credit issued by a commercial bank in favor of two of the Company’s suppliers and one customer. The funds will be released upon payment to the suppliers and the successful completion of the customer contracts.

Deferred Project Costs

Deferred project costs represent uninstalled materials on contracts for which title had transferred to the customer. Because these materials cannot be recognized as contract costs, they are recognized as deferred assets until installation. As of April 1, 2007, deferred project costs was $31.1 million.

Foreign Currency Translation

Assets and liabilities of PowerLight’s wholly-owned foreign subsidiaries are translated from their respective functional currencies at exchange rates in effect at the balance sheet date, and revenues and expenses are translated at average exchange rates prevailing during the applicable period. The resulting translation adjustment for the three months ended April 1, 2007 of $336,000 is reflected as a component of accumulated other comprehensive loss in stockholders’ equity.

Purchase Accounting

We record all assets and liabilities acquired in purchase acquisitions, including goodwill, identified intangible assets and in-process research and development, at fair value as required by SFAS No. 141, “Business Combinations.” The initial recording of goodwill, identified intangible assets and in-process research and development requires requires certain estimates and assumptions especially concerning the determination of the fair values and useful lives of the acquired intangible assets. The judgments made in the context of the purchase price allocation can materially impact our future results of operations. Accordingly, for significant acquisitions, we obtain assistance from third party valuation specialists. The valuations are based on information available at the acquisition date. Goodwill is not amortized but is subject to annual tests for impairment or more often if events or circumstances indicate they may be impaired. Other identified intangible assets are amortized over their estimated useful lives and are subject to impairment if events or circumstances indicate a possible inability to realize the carrying amount.

In-Process Research and Development (“IPR&D”) Charge

In connection with the acquisition of PowerLight, we recorded an IPR&D charge of $9.6 million in the first quarter of fiscal 2007, as technological feasibility associated with the in-process research and development projects had not been established and no alternative future use existed.

We identified in-process research and development projects in areas for which technological feasibility had not been established and no alternative future use existed. These in-process research and development projects consist of two components: design automation tool and tracking systems and other. In assessing the projects, we considered key characteristics of the technology as well as its future prospects, the rate technology changes in the industry, product life cycles, and various projects’ stage of development.

The value of in-process research and development was determined using the income approach method, which calculated the sum of the discounted future cash flows attributable to the projects once commercially viable using a 40% discount rate, which were derived from a weighted-average cost of capital analysis and adjusted to reflect the stage of completion of the projects and the level of risks associated with the projects. The percentage of completion for each project was determined by identifying the research and development expenses invested in the project as a ratio of the total estimated development costs required to bring the project to technical and commercial feasibility. The following table summarizes certain information of each significant project as of the acquisition date:

Projects	Estimated Stage of Completion as of Acquisition Date	Total Cost Incurred as of Acquisition Date	Total Estimated Costs to Complete	Estimated Completion Dates
Design Automation Tool	5%	$0.2 million	$2.6 million	Dec 2010
Tracking Systems and Other	30%	$0.2 million	$0.8 million	Jul 2007

Status of In-Process Research and Development Projects:

To date, there have been no significant differences between the actual and estimated results of the in-process research and development projects related to PowerLight. As of April 1, 2007, we incurred total post-acquisition costs of approximately $0.6 million related to the in-process research and development projects and estimate that an additional investment of approximately $3.1 million will be required to complete the projects. We expect to complete the projects within the original estimated timeframe.

The development of these technologies remains a significant risk due to factors including the remaining efforts to achieve technical viability, rapidly changing customer markets, uncertain standards for new products, and competitive threats. The nature of the efforts to develop these technologies into commercially viable products consists primarily of planning, designing, experimenting, and testing activities necessary to determine that the technologies can meet market expectations, including functionality and technical requirements. Failure to bring these products to market in a timely manner could result in a loss of market share or a lost opportunity to capitalize on emerging markets and could have a material adverse impact on our business and operating results.

Results of Operations for Three-Month Periods Ended April 1, 2007 and April 2, 2006

The following table sets forth the percentage relationship of certain items to the Company’s revenue during the periods shown:

Revenue

Revenue and the year-over-year change were as follows:

	Three Months Ended		Year-over - Year Change
(dollars in thousands)	April 1, 2007	April 2, 2006
Systems revenue	$78,495	$—	100%
Components revenue	63,852	41,958	52%

Total revenue	$142,347	$41,958	239%

We generate revenue from two business segments, as follows:

1.	Systems Segment – This segment represents sales of engineering, procurement, construction and other services relating to solar electric power systems that integrate our solar panels and balance of systems components, as well as materials sourced from other manufactures. Systems segment revenues for the three months ended April 1, 2007 were $78.5 million, which accounted for 55% of our total revenue for the period. Systems revenues relate predominantly to our PowerLight subsidiary which was acquired on January 10, 2007. Accordingly, we had no systems revenue for the three months ended April 2, 2006. Our systems revenue will be largely dependent on the timing of revenue recognition on large construction projects and, accordingly, will fluctuate from period to period. Gross margin for the system segment was $16.1 million, or 20% of segment revenue, for the three months ended April 1, 2007.

2.	Components Segment – This segment primarily represents sales of our solar cells, solar panels and inverters to solar systems installers and other resellers. In addition, our components segment includes sales of imaging and infrared detectors to OEMs. Components segment revenues to unaffiliated customers and to the systems segment were $63.9 million and $11.4 million, respectively, for the three months ended April 1, 2007. After elimination of intersegment revenues to the systems segment, the components segment accounted for 45% of our total revenue the three months ended April 1, 2007 and 100% of our revenue for the three months ended April 2, 2006. Gross margin for the components segment was $16.4 million, or 26% of segment revenue, for the three months ended April 1, 2007 as compared to $5.7 million, or 14% of revenue, for the three months ended April 2, 2006.

During the three-month period ended April 1, 2007, our revenue of approximately $142.3 million represented an increase of 239% from revenue reported in the comparable period of 2006. The marked increase in revenue during the three-month period ended April 1, 2007 compared to the same period of 2006 resulted from the combination of an increase in components revenue of approximately $21.9 million and the addition of $78.5 million in systems revenue resulting from the acquisition of PowerLight. The increase in components revenue is attributable to the continued increase in the demand for our solar cells and solar panels since we began commercial production in late 2004 and continued increases in unit production and unit shipments of both solar cells and solar panels as we have expanded our solar manufacturing capacity. During the first three quarters of 2006, we had three solar cell manufacturing lines in operation with an approximate annual production capacity of 75 megawatts. Since then, we added a fourth 33 megawatt line during the fourth quarter of 2006 and we expect to commence commercial production in our 5th, 6th, and 7th solar cell lines in the second half of 2007. Each of these lines is expected to have a rated solar cell production capacity of approximately 33 megawatts per year.

From 2005 through the first quarter of 2007, we have experienced a modest increase in average selling prices for our solar products primarily due to the strength of end-market demand. However, we expect average selling prices for our solar power products to decline over time as the market becomes more competitive, as new products are introduced and as manufacturers are able to lower their manufacturing costs and pass on some of the savings to their customers, similar to our experience historically in our imaging products.

We have three customers that each accounted for more than 10 percent of our total revenue in one or more of the three-month periods ended April 1, 2007 and April 2, 2006, as follows:

(percentage of total revenue)		Three Months Ended
Customer	Business Segment	April 1, 2007	April 2, 2006
Conergy AG	Components	10%	22%
Solon AG	Components	12%	28%
Elecnor	Systems	19%	—%

International sales represent the majority of revenue for both our systems and components business segments. International sales represented approximately 61% and 64% of our total revenue for the three months ended April 1, 2007 and April 2, 2006, respectively, and we expect international sales to remain a significant portion of overall sales for the foreseeable future.

Cost of Revenue

Our component segment’s cost of revenue consists primarily of silicon ingots and wafers for the production of solar cells, along with other materials such as chemicals and gases that are needed to transform silicon wafers into solar cells. Other factors contributing to cost of revenue include amortization of intangible assets, depreciation, salaries, personnel-related costs, facilities expenses and manufacturing supplies associated with solar cell fabrication. For our solar panels, our cost of revenue includes raw materials such as glass, frame, backing and other materials, as well as the assembly costs we pay to our third-party subcontractor in China. Additionally, we recently began production within our own solar panel assembly facility in the Philippines which will incur labor, depreciation, utilities and other occupancy costs. For our detector products, our cost of revenue includes the cost of silicon wafers, which is charged to us by our manufacturing contractor, Cypress, and our packaging and test costs. We expect cost of revenue to increase in absolute dollars as we bring on additional capacity and increase our product volume. We anticipate continued increases in our cost of polysilicon during the remainder of 2007 which will also contribute to higher cost of revenue. Despite the absolute increase in cost of revenue dollars, we expect our cost of revenue to fluctuate as a percentage of revenue depending on many factors such as capacity utilization, production yields and product sales mix.

On January 10, 2007, we acquired PowerLight Corporation for aggregate total purchase consideration of $334.4 million, which includes future stock-based compensation for some of PowerLight’s executives and employees. In connection with the acquisition there were $79.5 million of identifiable purchased intangible assets, of which $56.8 million will be amortized to cost of revenues on a straight-line basis over periods ranging from one to six years. These acquired assets include patents, technology, trade names and backlog.

On November 9, 2004, Cypress acquired us in a transaction that effectively gave Cypress 100% ownership of all of our then outstanding shares of capital stock but left our unexercised warrants and options outstanding. As a result of that transaction, we were required to record Cypress’ cost of acquiring us in our financial statements, including its equity investment and pro rata share of our losses by recording intangible assets, including purchased technology, patents, trademarks and a distribution agreement. The fair value for these intangibles is being amortized as a component of cost of revenue over two to six years on a straight-line basis. During each of the first quarters of 2007 and 2006, amortization of these intangible assets was $1.2 million.

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

From time to time, we enter into agreements whereby the selling price for certain of our solar power products is fixed over a defined period. An increase in our manufacturing costs, including raw polysilicon, silicon ingots and wafers, over such a defined period could have a negative impact on our overall gross profit. Our gross profit may also be impacted by fluctuations in manufacturing yield rates and certain adjustments for inventory reserves. We expect our gross profit to increase over time as we improve our manufacturing processes and as we grow our business and leverage certain of our fixed costs. An expected increase in gross profit based on manufacturing efficiencies, however, could be partially or completely offset by increased raw material costs or decreased revenue.

Our systems segment cost of revenue consists primarily of solar panels, mounting systems, inverters and subcontractor costs. Other factors contributing to cost of revenue include depreciation, salaries, personnel-related costs, royalties, and manufacturing supplies associated with contracting revenues. The cost of solar panels is the single largest cost element in our systems business’ cost of revenue. We expect our systems segment cost of revenue to fluctuate as a percentage of revenue depending on many factors such as the cost of solar panels, the cost of inverters, subcontractor costs, and other project related costs. Our systems segment cost of revenue will also fluctuate from period to period due to the mix of projects completed and recognized as revenue, in particular between large projects and large commercial installation projects that may or may not include solar panels. Our gross profit each quarter is affected by a number of factors, including the types of projects in process and their various stages of completion, the gross margins estimated for those projects in progress, and the actual system group department overhead costs. Generally, revenues from materials-only sales contracts and sales to large commercial installation projects generate higher gross profits for PowerLight than sales under construction contracts.

Almost all of our system segment construction contracts are fixed price contracts. However, we have in several instances obtained change orders that reimburse us for additional unexpected costs due to various reasons. The systems segment also has long-term agreements for solar cell and panel purchases with several major solar panel manufacturers, some with liquidated damages and/or take or pay type arrangements. An increase in project costs, including solar panel, inverter and subcontractor costs, over the term of a construction contract could have a negative impact on our system business’ overall gross profit. Our systems segment gross profit may also be impacted by certain adjustments for inventory reserves. We are seeking to improve gross profit over time as we implement cost reduction efforts, improve manufacturing processes, and seek better and less expensive materials globally, and as we grow the business to attain economies of scale on fixed costs. Any increase in gross profit based on these items, however, could be partially or completely offset by increased raw material costs or our inability to increase revenues in line with expectations, and other competitive pressures on gross margin.

Cost of revenue as a percentage of revenue and the year-over-year change were as follows:

	Three Months Ended		Year-over - Year Change
(dollars in thousands)	April 1, 2007	April 2, 2006
Cost of systems revenue	$62,443	$—	100%
Cost of components revenue	47,479	36,266	31%

Total cost of revenue	$109,922	$36,266	203%

Total cost of revenue as a percentage of revenue	77%	86%
Total gross margin percentage	23%	14%

Detail to cost of revenue by segment is as follows:

	Three Months Ended April 1, 2007		Three Months Ended April 2, 2006
(dollars in thousands)	Systems	Components	Systems	Components
Amortization of purchased intangible assets	$4,946	$1,123	$—	1,175
Stock-based compensation	2,034	335	—	255
Inventory overhead	(37)	(82)	—	(62)
Factory pre-operating costs	—	1,216
All other cost of revenue	55,500	44,887	—	34,898

Total cost of revenue	$62,443	$47,479	$—	$36,266

Total cost of revenue as a percentage of revenue	80%	74%	—	86%
Total gross margin percentage	20%	26%	—	14%

Overall, our cost of revenues during the three months ended April 1, 2007 were substantially higher than during the first quarter of 2006 primarily as a result of increased cost of revenues associated with operating more production lines and producing substantially higher unit volume in our components segment, as well as the inclusion of PowerLight’s cost of revenues for the period subsequent to January 10, 2007. As a percentage of revenue our cost of revenues has declined to 77% in the first quarter of 2007 compared with 87% in the first quarter of 2006. The decrease in cost of revenues as a percentage of revenue is reflective of improved manufacturing economies of scale associated with markedly higher production volume and improved yields. In the first quarter of 2007, our systems segment gross margin was substantially higher than we expect in future periods as a result of a favorable mix of business than is typical of this business. Overall, we believe this favorable mix of business improved our overall gross margin by approximately six percentage points above what we expected from our systems segment. In addition, during the three months ended April 1, 2007, we received a $2.7 million settlement from one of our suppliers in connection with defective materials sold to us during 2006. This settlement was reflected as a reduction to cost of revenues in the quarter ended April 1, 2007.

Our improvement in cost of revenue as a percentage of revenue during the first quarter of 2007 compared to the first quarter of 2006 was offset partially by a $5.7 million increase in amortization of intangible assets associated with our acquisition of PowerLight. Also during the three months ended April 1, 2007 our estimated warranty reserve provision rates were higher than during the same period in 2006, based on specific potential warranty exposures and increased warranty provision rates due to results of our testing that simulates adverse environmental conditions and potential failure rates our solar panels could experience during their 25-year warranty period. Warranty charges were $4.1 million and $0.2 million during the three month periods ended April 1, 2007 and April 2, 2006, respectively. Additionally in the first quarter of 2007, we incurred pre-operating costs associated with our new solar cell manufacturing facility that is expected to begin initial production in the third quarter of 2007. Such pre-operating costs totaled $1.2 million and included compensation and training costs for factory workers and utilities and consumable materials associated with preproduction activities.

Our gross margin is likely to fluctuate based on changes in the relative proportion of components versus systems segment revenues in a particular period. Our components segment gross margin will fluctuate in the future depending on unit demand, change in the average selling prices of our products, the mix of products and services that we sell, our actual manufacturing costs, our factory performance particularly with respect to volume and yields and changes in amortization of intangible assets. Our system segment, including our solar system engineering, procurement and construction contract cost of revenues is highly dependent on the market price of materials used in construction, particularly the cost of solar panels and steel. We may also be faced with inventory write-offs or write-downs depending on current or projected demand for our products.

Research and Development Expense

	Three Months Ended		Year-over - Year Change
(dollars in thousands)	April 1, 2007	April 2, 2006
Research & development expense	$2,936	$1,996	47%
Purchased in-process research & development expense	9,575	—	100%
Total research & development as a percentage of revenue	9%	5%

During the three-month period ended April 1, 2007, our total research and development expenses was $12.5 million, which represents an increase of 527% from research and development expenses reported in the comparable period of 2006. The increase in research and development spending during the three-month period of 2007 compared to the same period of 2006 resulted primarily from increases in: (i) salaries, benefits and stock-based compensation costs as a result of increased headcount, including headcount additions attributable to the acquisition of PowerLight; (ii) stock-based compensation and amortization of intangibles related to the PowerLight acquisition; and (iii) additional material and equipment costs incurred for the development of our next generation of more efficient solar cells and thinner polysilicon wafers for solar cell manufacturing, as well as development of new processes to automate solar panel assembly operations. These increases were partially offset by a decrease in consulting service fees as well as by cost reimbursements received from various government entities in the U.S.

Research and development expense consists primarily of $9.6 million of purchased in-process research and development expense resulting from the acquisition of PowerLight as well as salaries and related personnel costs, depreciation and the cost of solar cells and solar panel materials and services used for the development of products, including experiment and testing. Payments received under governmental research and development cost sharing contracts are credited as an offset our research and development expense. Such billings totaled approximately $0.2 million for each of the three months ended April 1, 2007 and April 2, 2006. Subject to final negotiations with the government agencies involved, our existing governmental contracts are expected to offset approximately $5.0 million to $8.0 million of our research and development expenses in each of 2007, 2008 and 2009.

We expect our research and development expense to increase in absolute dollars as we continue to develop new processes to further improve the conversion efficiency of our solar cells and reduce their manufacturing cost, and as we develop new products to diversify our product offerings. In addition, in the first quarter of 2007 SunPower and PowerLight were selected for an award, pending finalization of the award agreement, under the Department of Energy’s Solar America Initiative (SAI), for up to $10.5 million in the first budgeting period following negotiation of the agreement.

Sales, General and Administrative

	Three Months Ended		Year-over - Year Change
(dollars in thousands)	April 1, 2007	April 2, 2006
Sales, general & administrative	$22,371	$4,381	411%
As a percentage of revenue	16%	10%

During the three-month period ended April 1, 2007, our sales, general and administrative expenses were $22.4 million, which represents an increase of 411% from sales, general and administrative expenses reported in the comparable periods of 2006. The increase in our sales, general and administrative expenses in the three-month period of 2007 compared to the same period of 2006 is a result of both the acquisition and integration of PowerLight and higher spending to support the growth of our business, particularly increased headcount and payroll related costs, including stock-based compensation, in all areas of sales, marketing, finance and information technology, as well as increased outside professional fees for legal and accounting services. Also contributing to our increased selling, general and administrative expenses in the first quarter of 2007 compared to the first quarter of 2006 are substantial increases in headcount and sales and marketing spending to expand our value added reseller channel and global branding initiatives. As a percentage of revenue, sales, general and administrative expenses increased from 10% in the first three months of 2006 to 16% in the first three months of 2007 because these expenses increased at a substantially lower rate than the rate of growth in our revenues.

Interest and Other Income (Expense), Net

	Three Months Ended		Year-over - Year Change
(dollars in thousands)	April 1, 2007	April 2, 2006
Interest income	$1,984	$1,173	69%
As a percentage of revenue	1%	3%
Interest expense	$1,119	$339	230%
As a percentage of revenue	1%	1%
Other income (expense), net	$274	$137	100%
As a percentage of revenue	—%	—%

During the three-month period ended April 1, 2007 and April 2, 2006, respectively, our net interest income represents primarily interest income earned on our cash equivalents during the period. Interest expense relates to interest paid on a customer advance payments, convertible debt and existing notes payable. Other income and expense for all periods primarily represents gains and losses from foreign currency transactions.

Income Taxes

	Three Months Ended		Year-over - Year Change
(dollars in thousands)	April 1, 2007	April 2, 2006
Income tax provision (benefit)	$(2,558)	$31	n.a.
As a percentage of revenue	(2%)	—%

In the three-month period ended April 1, 2007, our income tax benefit was primarily attributable to foreign income taxes in jurisdictions where our operations are profitable for tax purposes, offset by a release of the valuation allowance against our deferred tax asset due to the effect of the acquisition of PowerLight. The Company’s interim period tax provisions are estimated based on the expected annual worldwide tax rate and takes into account the tax effect of discrete items, including the acquisition of PowerLight. As described in Note 8, we will pay federal and state income taxes in accordance with the tax sharing agreement with Cypress. Since the completion of our follow-on public offering of common stock in June 2006, we are no longer considered to be a member of Cypress’ consolidated group for federal income tax purposes. Accordingly, we will be required to pay Cypress for any federal income tax credit or net operating loss carryforwards utilized in our federal tax returns in subsequent periods.

For financial reporting purposes, income tax expense and deferred income tax balances were calculated as if we were a separate entity and had prepared our own separate tax return. Deferred tax assets and liabilities are recognized for temporary differences between financial statement and income tax bases of assets and liabilities. Valuation allowances are provided against net deferred tax assets when management cannot conclude that it is more likely than not that all or a portion of our net deferred tax assets will be realized. As of April 1, 2007, there was no valuation allowance as the Company was in a net deferred tax liability position. As of December 31, 2006, we had federal net operating loss carryforwards of approximately $50.6 million. These federal net operating loss carryforwards expire at various dates from 2011 through 2026, if not utilized. We had California state net operating loss carryforwards of approximately $4.8 million as of December 31, 2006.

Liquidity and Capital Resources

A summary of the sources and uses of cash and cash equivalents is as follows:

	Three Months Ended
(In thousands)	April 1, 2007	April 2, 2006
Net cash used in operating activities	$(9,766)	$(6,630)
Net cash used in investing activities	(138,774)	(20,254)
Net cash provided by financing activities	192,406	410

Net increase (decrease) in cash and cash equivalents	$43,866	$(26,474)

From 2002 until the closing of our initial public offering of 8.8 million shares of class A common stock on November 22, 2005, we financed our operations primarily through sale of equity to and borrowings from Cypress totaling approximately $142.8 million. We received net proceeds from our IPO of approximately $145.6 million and in a follow-on offering of 7.0 million shares of common stock in June 2006 we received net proceeds of approximately $197.4 million. In February 2007, we raised $194.0 million net proceeds from the issuance of 1.25% senior convertible debentures. As of April 1, 2007, we had approximately $214.6 million in cash, cash equivalents and restricted cash.

Net cash used in operating activities of $9.8 million for the three months ended April 1, 2007 was primarily the result of net income of $1.2 million, plus non-cash items included in net income, including depreciation of $5.7 million related to property and equipment, amortization of intangibles of $6.9 million, purchased in-process research and development of $9.6 million and stock-based compensation expense of $10.6 million, which included $7.1 million in amortization of deferred compensation charges related to the acquisition of PowerLight. Also contributing to cash used in operating activities were increases in costs and estimated earnings in excess of billings of $10.0 million; inventories of $22.2 million; deferred project costs of $6.2 million; advance payments to suppliers totaling $8.6 million; as well as decreases in advances from customers of $7.5 million and in accounts payable and accrued liabilities of $6.0 million. These items were partially offset by an increase in accounts receivable of $9.0 million; and in prepaids and other assets of $4.0 million. The significant increases in substantially all of our current assets and current liabilities resulted from the acquisition of PowerLight, as well as our substantial revenue increase in the first three months of 2007 compared to previous quarters which impacted net income and working capital.

Net cash used in operating activities of $6.6 million for the three months ended April 2, 2006 was the result of the payment of 10.5 million Euro (approximately $12.4 million) advance to a supplier and an increase in accounts receivable of $6.5 million and an increase in inventories of $4.1 million, mainly due to increasing revenues. These items were mainly offset by an increase in accounts payable of $10.0 million resulting from the timing of payment of inventory and capital purchases, as well as net income of $255,000, plus non-cash items included in net income, including depreciation of $3.3 million related to property and equipment, amortization of intangibles of $1.1 million and stock-based compensation expense of $1.4 million, which was the effect of the adoption of SFAS No. 123(R) during the period.

Net cash used in investing activities of $138.8 million and $20.3 million for the three months ended April 1, 2007 and April 2, 2006, respectively, primarily relate to capital expenditures of $56.2 million and $20.3 million incurred during the three months ended April 1, 2007 and April 2, 2006, respectively. Capital expenditures in both periods were mainly associated with manufacturing capacity expansion in the Philippines. During the three months ended April 1, 2007, we received proceeds of $16.5 million resulting from the sale of auction rate securities which are classified as short-term investments on our consolidated balance sheet. Although the timing of our capital expansion plans may shift depending on many factors, we currently expect 2007 capital expenditures to be between approximately $170 million and $190 million, primarily related to continued expansion of our manufacturing capacity. During the three months ended April 1, 2007, we paid $98.6 million in cash for the acquisition of PowerLight, net of cash acquired.

Net cash provided by financing activities for the three months ended April 1, 2007 reflects $194.0 million in net proceeds from the issuance of $200.0 million in principal amount of 1.25% senior convertible debentures in February 2007. Interest on the Debentures will be payable on February 15 and August 15 of each year, commencing August 15, 2007. The Debentures will mature on February 15, 2027. Holders may require us to repurchase all or a portion of their Debentures on each of February 15, 2012, February 15, 2017 and February 15, 2022, or if we experience certain types of corporate transactions constituting a fundamental change. Any repurchase of the Debentures pursuant to these provisions will be for cash at a price equal to 100% of the principal amount of the Debentures to be repurchased plus accrued and unpaid interest. In addition, we may redeem some or all of the Debentures on or after February 15, 2012 for cash at a redemption price equal to 100% of the principal amount of the Debentures to be redeemed plus accrued and unpaid interest. Also during the three months ended April 1, 2007, we paid $3.6 million on an outstanding line of credit and received $2.0 million in proceeds from stock option exercises.

Net cash provided by financing activities for the three months ended April 2, 2006 primarily reflects proceeds from the exercise of stock options.

In December 2005, we entered into a $25.0 million three-year revolving credit facility (the “Facility”) with affiliates of Credit Suisse Securities (USA) LLC and Lehman Brothers, Inc. The Facility is collateralized by substantially all of our assets, including the stock of our foreign subsidiaries. Borrowings under the Facility are conditioned upon customary conditions as well as: (1) with respect to the first $10.0 million drawn on the facility, maintenance of cash collateral to the extent of outstanding borrowings (excluding amounts borrowed); and (2) with respect to the remaining $15.0 million of the Facility, satisfaction of a coverage test which is based on the ratio of our cash flow to capital expenditures. The Facility contains customary covenants and defaults including limitations on dividends, incurrence of indebtedness and liens, and mergers and acquisitions. The Facility bears interest at a rate of the greater of the prime rate or federal funds rate for U.S. dollar draws, or the LIBOR plus 1% for Euro dollar draws on the first $10.0 million of borrowings and the greater of the prime rate plus 2% or federal funds rate plus 2% for U.S. dollar draws, or LIBOR plus 3% for Euro dollar draws on any borrowings over $10.0 million. The interest rate for Euro dollar borrowings would have been 6.4% on the first $10.0 million of borrowings and 8.4% on any borrowings over $10.0 million at April 1, 2007. The interest rate for U.S. dollar borrowings would have been 8.3% on the first $10.0 million of borrowings and 10.3% on any borrowings over $10.0 million at April 1, 2007. To date there have been no borrowings under the Facility.

On January 10, 2007, PowerLight amended and restated its loan agreement with a commercial bank. The amended and restated loan agreement provided for a $10 million trade finance credit facility, which was scheduled to expire on April 30, 2007. This facility allows PowerLight to issue commercial and standby letters of credit, but does not provide for any loans. All of the assets of PowerLight secure this trade finance facility. In addition, the agreement required that PowerLight maintain cash equal to the value of letter of credits outstanding in restricted accounts as collateral for letters of credit issued by the bank. On April 27, 2007, PowerLight entered into an amendment to the loan agreement to, among other things, extend the maturity date to July 31, 2007, and remove the requirement to have cash collateral for letters of credit. The Company guaranteed $10.5 million to the commercial bank in connection with the April 27, 2007 amendment for the $10 million trade credit facility, and a separate $0.5 million credit card facility through the commercial bank.

In conjunction with the acquisition of PowerLight, we entered into a commitment letter with Cypress during the fourth quarter of fiscal 2006 under which Cypress agreed to lend us up to $130 million in cash in order to facilitate the financing of acquisitions or working capital requirements. In February 2007, the commitment letter was terminated. No borrowings were utilized and no borrowings were outstanding at the termination date.

We believe that our current cash and cash equivalents and funds available from the Facility and the loan agreement will be sufficient to meet our working capital and capital expenditure commitments for at least the next 12 months. However, if our financial results or operating plans change from our current assumptions, we may not have sufficient resources to support our business plan. If our capital resources are insufficient to satisfy our liquidity requirements, we may seek to sell additional equity securities or debt securities or obtain other debt financing. The sale of additional equity securities or convertible debt securities would result in additional dilution to our stockholders. Additional debt would result in increased expenses and would require us to abide by covenants under the Facility or other debt agreements that would restrict our operations. Financing arrangements may not be available to us, or may not be available in amounts or on terms acceptable to us.

We expect to experience growth in our operating expenses, including our research and development, sales and marketing and general and administrative expenses, for the foreseeable future to execute our business strategy. We may also be required to purchase polysilicon in advance to secure our wafer supplies or purchase third-party solar modules and materials in advance to support systems projects. We intend to fund these activities with existing cash and cash equivalents, cash generated from operations and if necessary, borrowings under our $25.0 million revolving credit facility. These anticipated increases in operating expenses may not result in an increase in our revenue and our anticipated revenue may not be sufficient to support these increased expenditures. We anticipate that operating expenses, working capital and capital expenditures will constitute a significant use of our cash resources.

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

The following summarizes our contractual obligations at April 1, 2007:

	Payments Due by Period
(In thousands)	Total	2007 (remaining 9 months)	2008 -2009	2010 -2011	Beyond 2011
Obligation to Cypress	$5,791	$5,791	$—	$—	$—
Customer advances	32,513	8,194	16,204	8,115	—
Interest on customer advances	3,738	1,608	1,879	251	—
Convertible debt	200,000	—	—	—	200,000
Interest on convertible debt	49,632	1,875	5,000	5,000	37,757
Lease commitments	30,744	1,823	6,900	6,081	15,940
Non-cancelable purchase orders	63,091	63,091	—	—	—
Purchase commitments under agreements	1,288,301	157,711	503,201	475,506	151,883

Total	$1,673,810	$240,093	$533,184	$494,953	$405,580

Purchase commitments under agreements relate to arrangements entered into with suppliers of polysilicon, ingots, wafers, solar cells and solar modules. These agreements specify future quantities and pricing of products to be supplied by the vendors for periods up to 12 years and there are certain consequences, such as forfeiture of advanced deposits and penalty payments relating to previous purchases, in the event that we terminate the arrangements (see Note 13). Customer advances relate to advance payments received from customers for future purchases of solar power products. Non-cancelable purchase orders relate to purchase commitments for equipment and building improvements for the Company’s manufacturing facilities. Lease commitments primarily relate to our 5-year lease agreement with Cypress for our headquarters in San Jose, California, a 15-year lease agreement with Cypress for our manufacturing facility in the Philippines, a 5-year lease agreement with an unaffiliated third party for a second facility in the Philippines and other leases for various office space including our office in Berkeley, California.

In December 2006, PowerLight entered into an eleven-year lease agreement for a 175,000 square foot facility in Richmond, California, for office, light industrial and research and development use. PowerLight’s move to the new facility is scheduled for the fourth quarter of 2007.

Recent Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, and Related Implementation Issues” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a Company’s financial statements in accordance with FASB 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. We adopted FIN 48 in the first quarter of fiscal 2007 (see Note 11 of notes to condensed consolidated financial statements).

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

Interest Rate Risk

Our exposure to market risks for changes in interest rates relates primarily to our cash equivalents and short-term investment portfolio. As of April 1, 2007, our investment portfolio consisted of cash equivalents comprised of money market funds. Due to the short-term nature of our investment portfolio, we do not believe that an immediate 10% increase in interest rates would have a material effect on the fair market value of our portfolio. Since we believe we have the ability to liquidate this portfolio, we do not expect our operating results or cash flows to be materially affected to any significant degree by a sudden change in market interest rates on our investment portfolio.

Foreign Currency Exchange Risk

Our exposure to adverse movements in foreign currency exchange rates is primarily related to sales to European customers that are denominated in Euros and procurement of certain capital equipment in Euros. During each of the three months ended April 1, 2007 and April 2, 2006, approximately 61% and 64%, respectively, of our total revenue was generated outside the United States. A hypothetical change of 10% in foreign currency exchange rates could impact our consolidated financial statements or results of operations by $16.0 million based on our outstanding forward contracts of $54.8 million and outstanding option contracts of $69.2 million as of April 1, 2007. We currently conduct hedging activities, which involve the use of currency forward contracts. We cannot predict the impact of future exchange rate fluctuations on our business and operating results. In the past, we have experienced an adverse impact on our revenue and profitability as a result of foreign currency fluctuations. We believe that we may have increased risk associated with currency fluctuations in the future.

Our PowerLight subsidiary, acquired on January 10, 2007, also has substantial purchases and sales denominated in Euros and is, therefore, subject to similar foreign currency exchange risk as our historical business.

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

PART II—OTHER INFORMATION

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

We may be harmed by liabilities arising out of our acquisition of PowerLight and the indemnity the selling stockholders have agreed to provide may be insufficient to compensate us for these damages.

PowerLight’s former stockholders made representations and warranties to us in the Merger agreement, including those relating to the accuracy of its financial statements, the absence of litigation and environmental matters and the consents needed to transfer permits, licenses and third-party contracts in connection with our acquisition of PowerLight. To the extent that we are harmed by a breach of these representations and warranties, PowerLight’s former stockholders have agreed to indemnify us for monetary damages from an escrowed proceeds account. In most cases we are required to absorb approximately the first $2.4 million before we are entitled to indemnification. The escrowed proceeds account is limited to $20.2 million in cash and 824,000 shares of our class A common stock, of which approximately one-half of the original escrow will be released (less any pending claims) at the first anniversary of the closing date. Our rights to recover damages under several provisions of the Merger agreement will also expire on the first anniversary of the closing date. After the first anniversary of the closing date we will be entitled to recover only limited types of losses, and our recovery will be limited to the amount available in the escrow fund at the time of a claim. The amount available in the escrow fund will be progressively reduced to zero over the period from the first to the fifth anniversaries of the closing date. We may incur liabilities from this acquisition which are not covered by the representations and warranties set forth in the agreement or which are non-monetary in nature. Consequently, our acquisition of PowerLight may expose us to liabilities for which we are not entitled to indemnification or our indemnification rights are insufficient.

We expect to continue to incur significant costs in connection with the Merger.

Our direct transaction costs totaled approximately $3.0 million in connection with the Merger, which will be capitalized as purchase price. We believe that we will also incur charges to operations during 2007 to reflect the costs of integrating the two companies, but cannot reasonably estimate those costs at this time. There can be no assurance that we will not incur additional material charges in subsequent quarters to reflect additional costs associated with the Merger.

Charges to earnings resulting from the application of the purchase method of accounting to the Merger may adversely affect the market value of our class A common stock.

In accordance with generally accepted accounting principles in the United States, or U.S. GAAP, we accounted for the Merger using the purchase method of accounting. Further, a portion of the purchase price paid in the Merger has been allocated to in-process research and development. Under the purchase method of accounting, we allocated the total purchase price to PowerLight’s net tangible assets and intangible assets based on their fair values as of the date of completion of the Merger and recorded the excess of the purchase price over those fair values as goodwill. We will incur amortization expense over the useful lives of amortizable intangible assets acquired in connection with the Merger. In addition, to the extent the value of goodwill and long lived assets becomes impaired, we may be required to incur material charges relating to the impairment of those assets. Further, we may be impacted by nonrecurring charges related to reduced gross profit margins from the requirement to adjust PowerLight’s inventory to fair value. Finally, we will incur ongoing compensation charges associated with assumed options, equity held by employees of PowerLight and subjected to equity restriction agreements, and restricted stock granted to employees of our PowerLight business. We estimate that these charges will aggregate approximately $78.2 million, majority of which will be recognized in the first two years and lesser amounts in the succeeding two years. Any of the foregoing charges could have a material impact on our results of operations.

Risks Related to Our Business

SunPower and PowerLight share several risk factors common to both businesses. The following provides an integrated discussion of risk factors for SunPower and PowerLight. Where appropriate, the title heading to the risk factor indicates the business to which the risk relates.

The solar power industry is currently experiencing an industry-wide shortage of polysilicon. The prices that we pay for polysilicon have increased over the last several quarters and we expect prices to remain at or above current levels for the foreseeable future, which may constrain the revenue growth and decrease gross margins and profitability for both SunPower and PowerLight.

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

A limited number of components customers of SunPower are expected to continue to comprise a significant portion of our revenues and any decrease in revenue from these customers could have an adverse effect on us.

Even though our customer base is expected to increase and our revenue streams to diversify as a result of the Merger, a substantial portion of our net revenues will likely continue to depend on sales to a limited number of customers. During the first fiscal quarter of 2007, sales to our top two customers accounted for 22% of our revenues. Currently, our largest customers for our solar power products are Conergy AG, or Conergy and Solon AG, or Solon. Conergy accounted for approximately 10% of our revenue for the first quarter of 2007. Solon accounted for approximately 12% of our revenue for the first quarter of 2007. The loss of sales to either of these customers would have a significant negative impact on our business. Our agreements with these customers may be cancelled if we fail to meet certain product specifications or materially breach the agreement or in the event of bankruptcy, and our customers may seek to renegotiate the terms of current agreements or renewals. Most of the solar panels we sell to the European market are sold through our agreement with Conergy, and we may enter into similar agreements in the future.

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

•	the rate and cost at which we are able to expand our manufacturing and product assembly capacity to meet customer demand, including costs and timing of adding personnel;

•	the amount, timing, and mix of sales of our PowerLight business’ systems, especially medium and large-scale projects, which may individually cause severe fluctuations in our revenue;

•	our ability to meet project completion schedules and the corresponding revenue impact under the percentage-of-completion method of recognizing revenue for projects of our PowerLight business;

•	construction cost overruns, including those associated with the introduction of new products;

•	the impact of seasonal variations in demand and/or revenue recognition linked to construction cycles and weather conditions;

•	timing, availability and changes in government incentive programs;

•	unplanned additional expenses such as manufacturing failures, defects or downtime;

•	acquisition and investment related costs;

•	unpredictable volume and timing of customer orders, some of which are not fixed by contract but vary on a purchase order basis;

•	the loss of one or more key customers or the significant reduction or postponement of orders from these customers;

•	geopolitical turmoil within any of the countries in which we operate or sell products;

•	foreign currency fluctuations, particularly in the Euro, Philippine peso or South Korean won;

•	the effect of currency hedging activities;

•	our ability to establish and expand customer relationships;

•	changes in our manufacturing costs;

•	changes in the relative sales mix of our systems, solar cells, solar panels and imaging detectors;

•	the availability, pricing and timeliness of delivery of other products, such as inverters and other balance of systems materials necessary for our solar power products to function;

•	our ability to successfully develop, introduce and sell new or enhanced solar power products in a timely manner, and the amount and timing of related research and development costs;

•	the timing of new product or technology announcements or introductions by our competitors and other developments in the competitive environment;

•	the willingness of competing solar cell and panel suppliers to continue product sales to our PowerLight business;

•	increases or decreases in electric rates due to changes in fossil fuel prices or other factors; and

•	shipping delays.

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

Existing regulations and policies and changes to these regulations and policies may present technical, regulatory and economic barriers to the purchase and use of solar power products, which may significantly reduce demand for SunPower and PowerLight’s products.

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

The reduction or elimination of government and economic incentives could cause revenue to decline for both SunPower and PowerLight.

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

In the three months ended April 1, 2007, substantially all of PowerLight’s revenues were derived from sales of solar power systems to companies formed to develop and operate solar power generation facilities. Such companies have been formed by third party investors with some frequency in the United States, Germany, Spain, South Korea and Portugal, as these investors seek to benefit from government mandated feed-in tariffs and similar legislation. PowerLight’s business depends in part on the continuing formation of such companies and the potential revenue source they represent. In deciding whether to form and invest in such companies, potential investors weigh a variety of considerations, including their projected return on investment. Such projections are based on current and proposed federal, state and local laws, particularly tax legislation. Changes to these laws, including amendments to existing tax laws or the introduction of new tax laws, tax court rulings as well as changes in administrative guidelines, ordinances and similar rules and regulations could result in different tax assessments and may adversely affect an investor’s projected return on investment, which could have a material adverse effect on our PowerLight business and results of operations.

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

Since SunPower cannot test our solar panels for the duration of our standard 25-year warranty period, we may be subject to unexpected warranty expense; if SunPower or PowerLight is subject to warranty and product liability claims, such claims could adversely affect our business and results of operations.

SunPower’s current standard product warranty for our solar panels includes a 10-year warranty period for defects in materials and workmanship and a 25-year warranty period for declines in power performance as well as a one-year warranty on the functionality of our solar cells. We believe our warranty periods are consistent with industry practice. Due to the long warranty period and our proprietary technology, we bear the risk of extensive warranty claims long after we have shipped product and recognized revenue. SunPower has sold solar cells only since late 2004. Any increase in the defect rate of our products would cause us to increase the amount of warranty reserves and have a corresponding negative impact on our results. Although we conduct accelerated testing of our solar cells and have several years of experience with our all back contact cell architecture, our solar panels have not and cannot be tested in an environment simulating the 25-year warranty period. As a result of the foregoing, we may be subject to unexpected warranty expense, which in turn would harm our financial results.

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

Our PowerLight business’ current standard warranty differs by geography and end-customer application and includes either a one, two or five year comprehensive parts and workmanship warranty, after which the customer may typically extend the period covered by its warranty for an additional fee. Due to the warranty period, our PowerLight business bears the risk of extensive warranty claims long after it has completed a project and recognized revenues. Future product failures could cause our PowerLight business to incur substantial expenses to repair or replace defective products. While our PowerLight business generally passes through manufacturer warranties it receives from its suppliers to its customers, it is responsible for repairing or replacing any defective parts during its warranty period, often including those covered by manufacturers’ warranties. If the manufacturer disputes or otherwise fails to honor its warranty obligations, our PowerLight business may be required to incur substantial costs before it is compensated, if at all, by the manufacturer. Furthermore, the PowerLight business’ warranties may exceed the period of any warranties from the PowerLight business’ suppliers covering components included in its systems, such as inverters.

In February 2004, one of PowerLight’s major panel suppliers at the time, AstroPower, Inc., filed for bankruptcy. PowerLight had installed systems incorporating over 30,000 AstroPower panels, and approximately 27,000 of these panels incorporated into systems that are still under warranty by it. The majority of these warranties expire by 2008, and all expire by 2010. While PowerLight has not experienced a significant number of warranty or other claims related to installed AstroPower panels, it may in the future incur significant unreimbursable expenses in connection with the repair or replacement of these panels, which could have a material adverse effect on our business and results of operations. In addition, another major supplier of solar panels notified PowerLight of a product defect that may affect a substantial number of panels installed by PowerLight during the period 2002 through September 2006. If the supplier does not perform its contractual obligations to remediate the defective panels, we will be exposed to those costs it would incur under the warranty with PowerLight’s customers.

SunPower incurred losses from inception through 2005 and SunPower and PowerLight may not be able to generate sufficient revenue in the future to achieve or sustain profitability.

SunPower incurred net losses from inception through 2005 and at April 1, 2007, we had an accumulated deficit of approximately $30.8 million. To maintain our profitability, SunPower and PowerLight will need to generate and sustain higher revenue while maintaining reasonable cost and expense levels. We do not know if our revenue will grow, or if it will grow sufficiently to outpace our expenses, which we expect to increase as we expand our manufacturing capacity. We may not be able to sustain or increase profitability on a quarterly or an annual basis. If we do not sustain profitability or otherwise meet the expectations of securities analysts or investors, the market price of our common stock will likely decline.

SunPower and PowerLight will continue to be dependent on a limited number of third-party suppliers for key components for our products, which could prevent us from delivering our products to our customers within required timeframes, which could result in installation delays, cancellations, liquidated damages and loss of market share.

In addition to our reliance on a small number of suppliers for its solar cells and panels, PowerLight relies on third-party suppliers for key components for its solar power systems, such as inverters that convert the direct current electricity generated by solar panels into alternating current electricity usable by the customer. For the quarter ended April 1, 2007, one supplier accounted for most of PowerLight’s inverter purchases for domestic projects, two suppliers accounted for most of its inverter purchases for European projects and one supplier accounted for all of the inverter purchases for its Asia projects. In addition, one vendor supplies all of the foam required to manufacture PowerLight’s PowerGuard ® roof system.

If SunPower or PowerLight fail to develop or maintain our relationships with our limited suppliers, we may be unable to manufacture our products or our products may be available only at a higher cost or after a long delay, which could prevent us from delivering our products to our customers within required timeframes and we may experience order cancellation and loss of market share. To the extent the processes that our suppliers use to manufacture components are proprietary, we may be unable to obtain comparable components from alternative suppliers. The failure of a supplier to supply components in a timely manner, or to supply components that meet our quality, quantity and cost requirements, could impair our ability to manufacture our products or decrease their costs. If we cannot obtain substitute materials on a timely basis or on acceptable terms, we could be prevented from delivering our products to our customers within required timeframes, which could result in installation delays, cancellations, liquidated damages and loss of market share, any of which could have a material adverse effect on our business and results of operations.

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

Acquisitions of other companies or investments in joint ventures with other companies could adversely affect our operating results, dilute our stockholders’ equity, or cause us to incur additional debt or assume contingent liabilities.

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

For the quarter ended April 1, 2007, a substantial portion of our sales were made to customers outside of the United States. SunPower currently has four solar cell production lines in operation, which are located at our manufacturing facility in the Philippines. In addition, a majority of our assembly functions have historically been conducted by a third-party subcontractor in China. PowerLight has historically had significant sales in Germany, Portugal and Spain. Risks we face in conducting business internationally include:

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

In addition, although base wages are lower in the Philippines than in the United States, wages for SunPower’s employees in the Philippines are increasing, which could result in increased costs to employ our manufacturing engineers. As of April 1, 2007, approximately 83% of our employees were located in the Philippines. We also are faced with competition in the Philippines for employees, and we expect this competition to increase as additional solar companies enter the market and expand their operations. In particular, there may be limited availability of qualified manufacturing engineers. We have benefited from an excess of supply over demand for college graduates in the field of engineering in the Philippines. If this favorable imbalance changes due to increased competition, it could affect the availability or cost of qualified employees, who are critical to our performance. This could increase our costs and turnover rates.

A significant portion of the operations for SunPower and PowerLight occur outside the United States. Currency fluctuations in the Euro, Philippine peso or the South Korean won relative to the U.S. dollar could decrease revenue or increase its expenses.

During the three months ended April 1, 2007, approximately 68% of SunPower’s total revenue was generated outside the United States. We presently have currency exposure arising from sales, capital equipment purchases, prepayments and customer advances denominated in foreign currencies. A majority of SunPower’s total revenue is denominated in Euros, including fixed price agreements with Conergy and Solon, and a significant portion is denominated in U.S. dollars, while a portion of SunPower’s costs are incurred and paid in Euros and a smaller portion of SunPower’s expenses are paid in Philippine pesos and Japanese yen. In addition, SunPower’s prepayment to Wacker-Chemie AG, a polysilicon supplier to SunPower, and SunPower’s customer advances from Solon are denominated in Euros. For the three months ended April 1, 2007 approximately 56% of PowerLight’s total revenue was generated outside the U.S., of which approximately 42% is denominated in Euros and a significant portion of its costs are incurred and paid in Euros.

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

SunPower currently benefits from income tax holiday incentives in the Philippines in accordance with our subsidiary’s registrations with the Board of Investments and Philippine Economic Zone Authority, which provide that we pay no income tax in the Philippines for four years under our Board of Investments non-pioneer status and Philippine Economic Zone Authority registrations, and six years under our Board of Investments pioneer status registration. Our current income tax holidays expire in 2010, and we intend to apply for extensions. However, these tax holidays may or may not be extended. We believe that as our Philippine tax holidays expire, (a) gross income attributable to activities covered by our Philippine Economic Zone Authority registrations will be taxed at a 5% preferential rate, and (b) our Philippine net income attributable to all other activities will be taxed at the statutory Philippine corporate income tax rate of 32%. As of yet no tax benefit has been realized from the income tax holiday due to operating losses in the Philippines.

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

•

implement and improve additional and existing administrative, financial and operations systems, procedures and controls, including the need to update and integrate our financial internal control systems in PowerLight and in our Philippines facility with those of our San Jose, California headquarters;

•	expand and upgrade our technological capabilities; and

•	manage multiple relationships with our customers, suppliers and other third parties.

PowerLight experienced significant revenue growth due primarily to the development and market acceptance of its PowerGuard ® roof system, the acquisition and introduction of its PowerTracker ® ground and elevated parking systems, its development of other technologies and increasing global interest and demand for renewable energy sources, including solar power generation. As a result, PowerLight increased its revenues in a relatively short period of time. Its annual revenue increased from $50.9 million in 2003 to $87.6 million in 2004 to $107.8 million in 2005 to $243.4 million in 2006. PowerLight revenue for the three months ended April 1, 2007 was $80.5 million. Our PowerLight business may not experience similar revenue growth in future periods. Accordingly, you should not rely on the results of any prior quarterly or annual period as an indication of the future operating performance of our PowerLight business.

We may encounter difficulties in effectively managing the budgeting, forecasting and other process control issues presented by rapid growth. If we are unable to manage our growth effectively, we may not be able to take advantage of market opportunities, develop new solar cells and other products, satisfy customer requirements, execute our business plan or respond to competitive pressures.

SunPower and PowerLight had approximately 1,813 full-time employees as of April 1, 2007, and we anticipate that we will need to hire a significant number of highly skilled technical, manufacturing, sales, marketing, administrative and accounting personnel. The competition for qualified personnel is intense in our industry. We may not be successful in attracting and retaining sufficient numbers of qualified personnel to support our anticipated growth. Since we are a public company, may have more difficulty than our private competitors in attracting personnel because of the perception that the stock option component of our compensation package may not be as valuable.

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

SunPower has historically depended on the wafer-slicing operations of third-party vendors to slice ingots into wafers. We have established our own wafer-slicing operations, and in the quarter ended April 1, 2007, we sliced approximately 48% of our wafers. If our third-party vendors increase their prices or decrease or discontinue their shipments to us, as a result of equipment malfunctions, competing purchasers or otherwise, and we are unable to obtain substitute wafer-slicing from another vendor on acceptable terms, or increase our own wafer-slicing operations on a timely basis, our sales will decrease, our costs may increase or our business will otherwise be harmed.

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

SunPower’s solar cells, solar panel and imaging detector products are generally not sold pursuant to long-term agreements with customers, but instead are sold on a purchase order basis. PowerLight typically contracts to perform large projects with no assurance of repeat business from the same customers in the future. Although we believe that cancellations on our purchase orders to date have been insignificant, our customers may cancel or reschedule purchase orders with us on relatively short notice. Cancellations or rescheduling of customer orders could result in the delay or loss of anticipated sales without allowing us sufficient time to reduce, or delay the incurrence of, our corresponding inventory and operating expenses. In addition, changes in forecasts or the timing of orders from these or other customers expose us to the risks of inventory shortages or excess inventory. This, in addition to the completion and non-repetition of large PowerLight projects, in turn could cause our operating results to fluctuate.

Sales contracts for PowerLight’s systems typically include bonding requirements and with increasing frequency have begun to include provisions regarding liquidated damages for installation delays, electricity generation or other solar power system performance guarantees and conditional payments. If they continue, liquidated damages provisions will put us at economic risk for future uncertain events.

Most PowerLight customers require performance bonds issued by a bonding agency. Due to the general performance risk inherent in construction activities, it has become increasingly difficult recently to secure suitable bonding agencies willing to provide performance bonding. In the event PowerLight is unable to obtain bonding, we will be unable to bid on, or enter into, sales contracts requiring such bonding. In addition, some of PowerLight’s larger customers require that it pay substantial liquidated damages for each day or other period its solar installation is not completed beyond an agreed target date. This is particularly true in Europe, where long-term, fixed feed-in tariffs available to investors are typically set during the year of project completion, but the fixed amount declines over time for projects completed in subsequent years. In addition, investors often require that the solar power system generate specified levels of electricity in order to maintain their investment returns, allocating risk and financial penalties to PowerLight if those levels are not achieved. Furthermore, its customers often require protections in the form of conditional payments, payment retentions or holdbacks, and similar arrangements that condition its future payments on performance. Delays in solar panel or other supply shipments, other construction delays, unexpected performance problems in electricity generation or other events could cause our PowerLight business to fail to meet these performance criteria, resulting in unanticipated revenue and earnings losses and financial penalties. If the trend for requiring such provisions continues, our PowerLight business would be subject to the same risks as PowerLight prior to the Merger, which could have a material adverse effect on our business and results of operations.

PowerLight prior to the Merger usually acted as the general contractor for its customers in connection with the installations of its solar power systems and was subject to risks associated with cost overruns, delays and other contingencies. We intend to operate the PowerLight business in the same manner, and will be subject to the same risks.

PowerLight prior to the Merger acted as the general contractor for its customers in connection with the installation of its solar power systems. All essential costs were estimated at the time of entering into the sales contract for a particular project, and these were reflected in the overall price that it charges its customers for the project. These cost estimates were preliminary and may or may not be covered by contracts between PowerLight or the other project developers, subcontractors, suppliers and other parties to the project. In addition, PowerLight required qualified, licensed subcontractors to install most of its systems. Shortages of such skilled labor could significantly delay a project or otherwise increase PowerLight’s costs. Should miscalculations in planning a project or defective or late execution occur, PowerLight may not have achieved its expected margins or cover its costs. Construction delays are often caused by inclement weather, failure to timely receive necessary approvals and permits, or delays in obtaining necessary solar panels, inverters or other materials. Because we intend to operate our PowerLight business in the same manner, our PowerLight business could be subject to the same risks, and such risks could have a material adverse effect on our business and results of operations.

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

PowerLight has expanded into the residential market by selling its systems to large production homebuilders. It currently expects this new growth strategy to initially focus on new home development projects in excess or 50 homes, though it considers projects below this amount. As part of this strategy, PowerLight developed SunTile ® , a product that integrates a solar panel into a roof tile. To date PowerLight has focused on large-scale commercial applications and has limited experience serving the residential market.

Our PowerLight business’ new residential products and services may not gain market acceptance and it may not otherwise be successful in entering the residential market, which would limit its growth and adversely affect our operating results. Furthermore, the residential construction market has peculiar characteristics that may increase its exposure to certain risks it currently faces or expose it to new risks. These risks include increased seasonality, sensitivity to interest rates and other macroeconomic conditions, as well as enhanced legal exposure. In particular, new home developments often result in class action litigation when one or more homes within a development experiences construction problems. Unlike our PowerLight business’ commercial business, where it typically acts as general contractor, PowerLight will be generally acting as subcontractor to homebuilders overseeing the development projects. In many instances subcontractors may be held liable for work of the homebuilder or other subcontractors. In addition, homebuilders often require onerous indemnification obligations that effectively allocate most of the potential liability from homeowner or class action lawsuits to subcontractors, including our PowerLight business. Insurance policies for its residential work have significant limitations on coverage that may render such policies inapplicable to these lawsuits. If our PowerLight business is not successful in entering the new residential construction market, or if as a result of the litigation and indemnification risks associated with such market, our PowerLight business incurs significant costs, our business and results of operations could be materially adversely affected.

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

The solar power market is characterized by continually changing technology requiring improved features, such as increased efficiency and higher power output and improved aesthetics. This will require us to continuously develop new solar power products and enhancements for existing solar power products to keep pace with evolving industry standards and changing customer requirements. Technologies developed by others, including thin film solar panels, concentrating solar cells or other solar technologies, may prove more advantageous than ours for the commercialization of solar power products and may render our technology obsolete. Our failure to further refine our technology and develop and introduce new solar power products could cause our products to become uncompetitive or obsolete, which could reduce our market share and cause our sales to decline. Our net research and development expense after deduction for government funding was $2.9 million for the three months ended April 1, 2007 and $2.0 million for the three months ended April 2, 2006. In addition, in the first quarter of 2007 SunPower and PowerLight were selected for an award, pending finalization of the award agreement, under the Department of Energy’s Solar America Initiative (SAI), for up to $10.5 million in the first budgeting period following negotiation of the agreement. We will need to invest significant financial resources in research and development to maintain our market position, keep pace with technological advances in the solar power industry and effectively compete in the future.

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

We intend to continue our policy of selectively pursuing contract research, product development and market development programs funded by various agencies of the federal and state governments to complement and enhance our own resources. Funding from government grants is recorded as an offset to our research and development expense. During the three months ended April 1, 2007, funding from government grants offset approximately 7% our total research and development expense, excluding in-process research and development.

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

Funding from government contracts also may limit when and how we can deploy our products and services developed under those contracts. For example, government contracts may require that the manufacturing of products developed with federal funding be substantially conducted in the United States. In addition, technology and intellectual property that we develop with government funding provides the government with “march-in” rights. March-in rights refer to the right of the government or a government agency to require us to grant a license to the developed technology or products to a responsible applicant or, if it refuses, the government may grant the license itself. The government can exercise its march-in rights if it determines that action is necessary because we fail to achieve practical application of the technology or because action is necessary to alleviate health or safety needs, to meet requirements of federal regulations or to give the United States industry preference.

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

PowerLight’s solar power products and services compete against other power generation sources including conventional fossil fuels supplied by utilities, other alternative energy sources such as wind, biomass, CSP and emerging distributed generation technologies such as micro-turbines, sterling engines and fuel cells. In the large-scale on-grid solar power systems market, PowerLight will face direct competition from a number of companies that manufacture, distribute, or install solar power systems. Many of these companies sell PowerLight’s products as well as their own or those of other manufacturers. Our PowerLight business’ primary competitors in the United States include Arizona Public Service Company, BP Solar International, Inc., a subsidiary of BP p.l.c., Conergy Inc., Dome-Tech Group, Eastwood Energy, EI Solutions, Inc., GE Energy, a subsidiary of General Electric Corporation, Global Solar Energy, Inc., a subsidiary of Solon, Power-Fab, Schott Solar, Inc., Solar Integrated Technologies, Inc., SPG Solar, Inc., Sun Edison LLC, SunTechnics Installation & Services, Inc., Thompson Technology Industries, Inc. and WorldWater & Power Corporation. Our PowerLight business’ primary competitors in Europe include BP Solar, Conergy (through its subsidiaries AET Alternitive Energie Technik GmbH, SunTechnics Solartechnik GmbH and voltwerk AG), PV-Systemtechnik Gbr, SAG Solarstrom AG, Solon AG and Taufer Solar GmbH. In addition, our PowerLight business will occasionally compete with distributed generation equipment suppliers such as Caterpillar, Inc. and Cummins Inc. Other existing and potential competitors in the solar power market include universities and research institutions. We also expect that future competition will include new entrants to the solar power market offering new technological solutions. As we enter new markets and pursue additional applications for our PowerLight business’ products and services, we expect to face increased competition, which may result in price reductions, reduced margins or loss of market share.

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

We expect to continue to make significant capital expenditures, particularly in our manufacturing facilities, including, for example, through building purchases or long-term leases. SunPower and PowerLight anticipate that our expenses will increase substantially in the foreseeable future as we expand our manufacturing operations, hire additional personnel, pay more or make advance payments for raw material, especially polysilicon, increase our sales and marketing efforts, invest in joint ventures and acquisitions, and continue our research and development efforts with respect to our products and manufacturing technologies. We expect total capital expenditures of approximately $170 to $190 million in 2007 as we continue to increase our solar cell and solar panel manufacturing capacity. These expenditures would be greater if we decide to bring capacity on line more rapidly. We believe that our current cash and cash equivalents and funds available under our credit facility will be sufficient to fund our capital and operating expenditures over the next 12 months. However, if our financial results or operating plans change from our current assumptions, we may not have sufficient resources to support our business plan. If our capital resources are insufficient to satisfy our liquidity requirements, we may seek to sell additional equity securities or debt securities or obtain other debt financing. We may also issue equity securities in the future to suppliers of raw materials in order to secure adequate materials to satisfy our production needs. The sale of additional equity securities or convertible debt securities would result in additional dilution to our stockholders. Additional debt would result in increased expenses and could require us to abide by covenants that would restrict our operations. Our credit facilities contain customary covenants and defaults, including, among others, limitations on dividends, incurrence of indebtedness and liens and mergers and acquisitions and may restrict our operating flexibility. If adequate funds are not available on acceptable terms or terms consistent with any new our credit agreement we may enter into, our ability to fund our operations, develop and expand our manufacturing operations and distribution network, maintain our research and development efforts or otherwise respond to competitive pressures would be significantly impaired.

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

Historically, SunPower has relied on Jiawei, a third-party subcontractor in China, to assemble a majority of our solar cells into solar panels and perform panel testing and to manage test, packaging, warehousing and shipping of our solar panels. SunPower does not have a long-term agreement with Jiawei and we typically obtain its services based on short-term purchase orders that are generally aligned with timing specified by our customers’ purchase orders and our sales forecasts. If the operations of Jiawei were disrupted or its financial stability impaired, or if it should choose not to devote capacity to our solar panels in a timely manner, our business would suffer as we may be unable to produce finished solar panels on a timely basis. In addition, we supply inventory to Jiawei and we bear the risk of loss, theft or damage to our inventory while it is held in its facilities.

As a result of outsourcing this final step in our production, we face several significant risks, including:

•	lack of assembly and testing capacity and higher prices;

•	limited control over delivery schedules, quality assurance and control, manufacturing yields and production costs; and

•	delays resulting from an inability to move production to an alternate provider.

The ability of our subcontractor to perform assembly and test is limited by its available capacity. We do not have a guaranteed level of production capacity with our subcontractor, and it is difficult to accurately forecast our capacity needs because of the shifting mix between sales of solar cells and solar panels and the timing of expanding our manufacturing capacity. Other customers of Jiawei that are larger and better financed than we are, or that have long-term agreements in place, may induce Jiawei to reallocate capacity to them. Any reallocation could impair our ability to secure the supply of solar panels that we need for our customers. In addition, interruptions to the panel manufacturing processes caused by a natural or man-made disaster could result in partial or complete disruption in supply until we are able to shift manufacturing to another facility. It may not be possible to obtain sufficient capacity or comparable production costs at another facility. Migrating our design methodology to a new third-party subcontractor or to a captive panel assembly facility could involve increased costs, resources and development time. Utilizing additional third party subcontractors could expose us to further risk of losing control over our intellectual property and the quality of our solar panels. Any reduction in the supply of solar panels could impair our revenue by significantly delaying our ability to ship products and potentially damage our relationships with existing customers.

One of PowerLight’s key products, PowerTracker ® , was acquired through an assignment and acquisition of the patents associated with the product from a third party individual, and if we are unable to continue to use this product, our business, prospects, operating results and financial condition would be materially harmed.

In September 2002, PowerLight entered into a Technology Assignment and Services Agreement and other ancillary agreements with Jefferson Shingleton and MaxTracker Services, LLC, a New York limited liability company controlled by Mr. Shingleton. These agreements form the basis for its intellectual property rights in its PowerTracker ® products. Under such agreements, as later amended, Mr. Shingleton assigned to PowerLight his MaxTracker ™ , MaxRack ™ , MaxRack Ballast ™ and MaxClip ™ products and all related intellectual property rights. Mr. Shingleton is obligated to provide consulting services to PowerLight related to such technology until December 31, 2012 and is required to assign to PowerLight any enhancements he makes to the technology while providing such consulting services. Mr. Shingleton retains a first security interest in the patents and patent applications assigned until the earlier of the expiration of the patents, full payment by PowerLight to Mr. Shingleton of all of the royalty obligations under the

Technology Assignment and Services Agreement, or the termination of the Technology Assignment and Services Agreement. In the event of PowerLight’s default under the Technology Assignment and Services Agreement, MaxTracker Services and Mr. Shingleton may terminate the agreements and the related assignments and cause the intellectual rights assigned to it to be returned to Mr. Shingleton or MaxTracker Services, including patents related to PowerTracker ®. In addition, upon such termination, PowerLight must grant Mr. Shingleton a perpetual, non-exclusive, royalty-free right and license to use, sell, and otherwise exploit throughout the world any intellectual property MaxTracker Services or Mr. Shingleton developed during the provision of consulting services to PowerLight. Events of default by PowerLight which could enable Mr. Shingleton or Max Tracker Services to terminate the agreements and the related assignments and cause the intellectual rights assigned to it to be returned to Mr. Shingleton or MaxTracker Services include the following:

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

SunPower and PowerLight are dependent on our intellectual properties, and we may face intellectual property infringement claims that could be time-consuming and costly to defend and could result in the loss of significant rights.

From time to time, SunPower, PowerLight, our respective customers or third-parties with whom we work may receive letters, including letters from various industry participants, alleging infringement of their patents. Although we are not currently aware of any parties pursuing or intending to pursue infringement claims against us, we cannot assure you that we will not be subject to such claims in the future. Also, because patent applications in the United States and many other jurisdictions are kept confidential for 18 months before they are published, we may be unaware of pending patent applications that relate to our products. Our third-party suppliers may also become subject to infringement claims, which in turn could negatively impact our business. SunPower ceased use of certain licensed technology for which we have not paid royalties since the second quarter of 2004 because our current products do not use the licensed technology. However, the licensor could challenge these actions and litigate against us. Intellectual property litigation is very expensive and time-consuming and could divert management’s attention from our business and could have a material adverse effect on our business, operating results or financial condition. If there is a successful claim of infringement against us, our customers or our third-party intellectual property providers, we may be required to pay substantial damages to the party claiming infringement, stop selling products or using technology that contains the allegedly infringing intellectual property, or enter into royalty or license agreements that may not be available on acceptable terms, if at all. Parties making infringement claims may also be able to bring an action before the International Trade Commission that could result in an order stopping the importation into the United States of our solar cells. Any of these judgments could materially damage our business. We may have to develop non-infringing technology, and our failure in doing so or in obtaining licenses to the proprietary rights on a timely basis could have a material adverse effect on our business.

SunPower or PowerLight may file claims against other parties for infringing our intellectual property that may be very costly and may not be resolved in our favor.

We cannot guarantee that infringement of SunPower’s or PowerLight’s intellectual property by other parties does not exist now or that it will not occur in the future. To protect our intellectual property rights and to maintain our competitive advantage, we may file suits against parties who we believe infringe our intellectual property. Intellectual property litigation is expensive and time consuming and could divert management’s attention from our business and could have a material adverse effect on our business, operating results or financial condition, and our enforcement efforts may not be successful. In certain situations, we may have to bring such suit in foreign jurisdictions, in which case we are subject to additional risk as to the result of the proceedings and the amount of damage that we can recover. Certain foreign jurisdictions may not provide protection to intellectual property comparable to that in the United States. Our participation in intellectual property enforcement actions may negatively impact our financial results.

We may not be able to prevent others from using the SunPower and PowerLight names or similar marks in connection with their solar power products which could adversely affect the market recognition of our name and our revenue.

“SunPower” is our registered trademark in the United States and Europe for use with solar cells and solar panels. We are seeking similar registration of the “SunPower” trademark in foreign countries but we may not be successful in some of these jurisdictions. For example, we have received initial rejection of our application to register the “SunPower” trademark in Canada and Japan based on prior registration by other people. In the foreign jurisdictions where we are unable to obtain this registration or have not tried, others may be able to sell their products using the SunPower trademark which could lead to customer confusion. In addition, if there are jurisdictions where someone else has already established trademark rights in the SunPower name, we may face trademark disputes and may have to market our products with other trademarks, which also could hurt our marketing efforts. We may encounter trademark disputes with companies using marks which are confusingly similar to SunPower which if not resolved favorably could cause our branding efforts to suffer. In addition, we may have difficulty in establishing strong brand recognition with consumers if others use similar marks for similar products.

PowerLight holds registered trademarks for PowerLight®, PowerGuard®, PowerTracker® and SunTile® in the United States, registered trademarks for PowerLight® and PowerGuard® in Europe, and a pending trademark application for PowerTilt™ in the United States. It has not registered, and may not be able to register, these trademarks elsewhere.

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

Although SunPower and PowerLight rely primarily on trade secret laws and contractual restrictions to protect the technology in the solar cells and solar system components we currently manufacture and market, our success and ability to compete in the future may also depend to a significant degree upon obtaining patent protection for our proprietary technology. As of April 1, 2007, in the United States, SunPower owned 72 issued patents and jointly owned another three patents, and had 36 U.S. and 66 foreign patent applications pending. These patent applications cover aspects of the technology in the solar cells we currently manufacture and market. Patents that we currently own or license-in do not cover the solar cells that we presently manufacture and market. As of April 1, 2007, including the United States and foreign countries, PowerLight had a total 63 issued patents and 54 pending patent applications. PowerLight intends to continue to seek patent protection for those aspects of its technology, designs, and methodologies and processes that it believes provide significant competitive advantages. PowerLight’s material patents primarily relate to PowerGuard ®, PowerTilt ™ and PowerTracker ®.

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

The value of SunPower’s and PowerLight’s patents depends in part on their duration. A shorter period of patent protection means less value of a patent. For example, the United States patent laws were amended in 1995 to change the term of patent protection from 17 years after the date of the patent’s issuance to 20 years after the earliest effective filing date of the application for a patent, unless the application was pending on June 8, 1995, in which case the term of a patent’s protection expires either 17 years after its issuance or 20 years after its filing, whichever is later. Because the time required from the filing of patent application to issuance of a patent is often longer than three years, a 20-year patent term from the filing date may result in substantially shorter patent protection. Also, we may need to re-file some of our patent applications and, in these situations, the patent term will be measured from the date of the earliest priority application to which benefit is claimed in such a patent application. This would also shorten our period of patent exclusivity. A shortened period of patent exclusivity may negatively impact our revenue protected by our patents.

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

Our headquarters for both the SunPower and PowerLight businesses, including research and development operations, our manufacturing facilities and the facilities of SunPower’s subcontractor upon which we rely to assemble and test our solar panels are located in countries that are subject to earthquakes and other natural disasters. Our headquarters and research and development operations are located in California, SunPower’s manufacturing facilities is located in the Philippines, and the facilities of SunPower’s subcontractor for assembly and test of solar panels is located in China. Since we do not have redundant facilities, any earthquake, tsunami or other natural disaster in these countries could materially disrupt our production capabilities and could result in our experiencing a significant delay in delivery, or substantial shortage, of our solar cells.

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

SunPower maintains self-insurance for certain indemnities we have made to our officers and directors.

SunPower’s certificate of incorporation, by-laws and indemnification agreements require us to indemnify our officers and directors for certain liabilities that may arise in the course of their service to us. We self-insure with respect to potential indemnifiable claims. Although we have insured our officers and directors against certain potential third-party claims for which we are legally or financially unable to indemnify them, we intend to self-insure with respect to potential third-party claims which give rise to direct liability to such third-party or an indemnification duty on our part. If we were required to pay a significant amount on account of these liabilities for which we self-insure, our business, financial condition and results of operations could be seriously harmed.

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

Section 404 of the Sarbanes-Oxley Act of 2002 requires us to evaluate and report on our internal controls over financial reporting and have our independent registered public accounting firm annually attest to our evaluation, as well as issue its own opinion on our internal control over financial reporting. We have in the past discovered, and may in the future discover, areas of our internal controls that need improvement. Sunpower is complying with Section 404 by strengthening, assessing and testing our system of internal controls to provide the basis for our report. However, the continuous process of strengthening our internal controls and complying with Section 404 is expensive and time consuming, and requires significant management attention. We cannot be certain that these measures will ensure that we will maintain adequate control over our financial processes and reporting, or that we or our independent registered public accounting firm will be able to provide the attestation and opinion required under Section 404 in our Annual Reports on Form 10-K. If we or our independent registered public accounting firm discover a material weakness, the disclosure of that fact, even if quickly remedied, could reduce the market’s confidence in our financial statements and harm our stock price. In addition, future non-compliance with Section 404 could subject us to a variety of administrative sanctions, including the suspension or delisting of our common stock from The Nasdaq Global Market and the inability of registered broker-dealers to make a market in our common stock, which would further reduce our stock price.

Our efforts to establish an effective, unified system of internal control over financial reporting with respect to PowerLight could present challenges.

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

We are responsible for establishing and maintaining disclosure controls and procedures as defined in the Exchange Act Rules. We were required to report on the effectiveness of our internal controls over financial reporting for the first time in our annual report on Form 10-K for the fiscal year ended December 31, 2006, although our report on our internal controls over financial reporting will not include an assessment of PowerLight’s internal controls until our annual report on Form 10-K for the fiscal year ended December 31, 2007 (the first fiscal year to end after the date of the Merger), unanticipated factors may hinder the effectiveness or delay the integration of SunPower’s and PowerLight’s control systems. We cannot predict whether we will be able to establish an effective, unified system of internal controls over financial reporting.

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

Certain provisions of the $200 million in principal amount of 1.25% senior convertible debentures we issued in February could make it more difficult or more expensive for a third party to acquire us. Upon the occurrence of certain transactions constituting a fundamental change, holders of the debentures will have the right, at their option, to require us to repurchase, at a cash repurchase price equal to 100% of the principal amount plus accrued and unpaid interest on the debentures, all of their debentures or any portion of the principal amount of such debentures in integral multiples of $1,000. We may also be required to issue additional shares of our class A common stock upon conversion of the debentures in the event of certain fundamental changes.

Risks Related to SunPower’s Class A Common Stock

The effect of the issuance of our shares of class A common stock pursuant to the share lending agreement, including sales of our class A common stock in short sale transactions by purchasers of the Debentures, may lower the market price of our class A common stock.

Concurrently with our February 2007 offering of debentures, we offered 2,947,132 shares of our class A common stock, all of which were initially borrowed by an affiliate of Lehman Brothers Inc., under a share lending agreement we have entered into with such affiliate and Lehman Brothers Inc.

Such loaned shares must be returned to us by February 15, 2027, or earlier in certain circumstances. Such affiliate of Lehman Brothers Inc. has agreed to use sales of such shares to facilitate the establishment by the debenture investors of hedged positions in the offering of our debentures. The market price of our class A common stock could be negatively affected by these or other short sales of our class A common stock by the purchasers of the debentures to hedge investments in the debentures. In addition, the effect of the increase in the number of outstanding shares of our class A common stock issued pursuant to the share lending agreement could have a negative effect on the market price of our class A common stock.

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

Sales of our class A common stock in the public market or sales of any of our other securities, or the perception that such sales could occur, could cause the market price of our class A common stock to decline. As of May 4, 2007, we had 30,641,178 shares of class A common stock outstanding and, net of the effect of the sale of 7,500,000 shares of SunPower’s class B common stock in an offering pursuant to Rule 144 of the Securities Act, Cypress owned 44,533,287 outstanding shares of SunPower’s class B common stock, representing approximately 59% of the total outstanding shares of SunPower’s common stock. Cypress may convert these shares into class A common stock at any time. Cypress has no contractual obligation to retain its shares of class A common stock. Subject to applicable United States federal and state securities laws, Cypress may sell or distribute to its stockholders any or all of the shares of our common stock that it owns, which may or may not include the sale of a controlling interest in us. Cypress announced on October 6, 2006 and reiterated on October 19, 2006 that it was exploring ways in which to allow its stockholders to fully realize the value of its investment in SunPower. Cypress has made public statements since October 19, 2006 that were consistent with these announcements.

We filed a registration statement on Form S-8 under the Securities Act covering 6,891,266 shares of SunPower class A common stock issuable under outstanding options under SunPower’s 1988 Incentive Stock Plan, under SunPower’s 1996 Stock Plan and under non-plan options granted to employees and consultants and 356,839 shares reserved for future issuance as of September 30, 2006 under SunPower’s 2005 Stock Incentive Plan. We have also registered for resale up to 4,106,884 shares of class A common stock for resale by holders of former PowerLight shares. These shares are available for sale in the open market, although sales of shares held by PowerLight shareholders who are now affiliates of SunPower will be subject to sales restrictions under the Securities Act. In addition, we recently filed a registration statement on Form S-8 under the Securities Act covering 1,601,839 shares of class A common stock issuable pursuant to options, some of which are subject to vesting, assumed pursuant to the Merger.

As of May 4, 2007, if Cypress elects to convert its shares of class B common stock into shares of class A common stock, an additional 44,533,287 shares of class A common stock will be available for sale, subject to customary sales restrictions. In addition, except for a limited time in connection with the Merger, Cypress has the right to cause us to register the sale of its shares of class A common stock under the Securities Act. Registration of these shares under the Securities Act would result in these shares, other than shares purchased by our affiliates, becoming freely tradable without restriction under the Securities Act.

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

As a result of SunPower’s offering of debentures completed in February 2007, we have a significant amount of debt. Our substantial indebtedness could adversely affect our business, financial condition and results of operations and our ability to meet our payment obligations under the debentures and our other debt.

As a result of our $200 million debenture offering completed in February 2007, we have significant indebtedness and substantial debt service requirements.

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

As of May 4, 2007, Cypress owned all 44,533,287 shares of outstanding SunPower class B common stock, representing approximately 59% of the total outstanding shares of SunPower common stock, or approximately 55% of such shares on a fully diluted basis after taking into account outstanding options, and 91% of the voting power of SunPower’s outstanding capital stock. Shares of class A common stock and class B common stock have substantially similar rights, preferences and privileges except with respect to voting and conversion rights and other protective provisions. Shares of class B common stock are entitled to eight votes per share of class B common stock, and shares of class A common stock are entitled to one vote per share of class A common stock. If Cypress transfers shares of class B common stock to any party other than a successor in interest or a subsidiary of Cypress prior to a tax-free distribution to its stockholders, those shares would automatically convert into shares of class A common stock. Other than through such transfers or voluntary conversions by Cypress of shares of class B common stock into shares of class A common stock, only at such time, if at all, that Cypress, its successors in interest (not including its stockholders following a dissolution) and its subsidiaries collectively own less than 40% of the shares of all classes of our common stock then outstanding will all shares of class B common stock automatically convert into shares of our class A common stock on a one-for-one basis. Until such time, by virtue of the voting power afforded the shares of class B common stock, Cypress will be able to effectively elect all of the members of our board of directors.

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

For example, under the current tax rules, if Cypress were to make a complete distribution of its class B common stock and our total outstanding capital stock at the time of such distribution was 69,000,000 shares, unless we qualified for one of several safe harbor exemptions available under the Treasury Regulations, in order to avoid our indemnification obligation to Cypress, we could not, for up two years from the date of Cypress’ distribution, issue 69,000,000 or more shares of class A common stock, nor could we participate in one or more transactions (excluding the distribution itself) in which 34,500,000 or more shares of our then existing class A common stock were to be acquired in connection with a plan or series of related transactions that includes the distribution. In addition, these limits could be lower depending on certain actions that we or Cypress might take before or after a distribution. If we were to participate in such a transaction, assuming Cypress distributed 44,500,000 shares, Cypress’ top marginal income tax rate is 40% for federal and state income tax purposes, the fair market value of our class B common stock is $42.00 per share and Cypress’ tax basis in such stock is $5.00 per share on the date of their distribution, then our liability under our indemnification obligation to Cypress would be approximately $658.6 million.

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

Some of our directors and executive officers own Cypress common stock and/or options to purchase Cypress common stock. In addition, some of our directors are executive officers and/or directors of Cypress. Ownership of Cypress common stock and options to purchase Cypress common stock by our directors and officers and the presence of executive officers or directors of Cypress on our board of directors could create, or appear to create, conflicts of interest with respect to matters involving both us and Cypress. For example, corporate opportunities may arise that concern both of our businesses, such as the potential acquisition of a particular business or technology that is complementary to both of our businesses. In these situations, our amended and restated certificate of incorporation provides that directors and officers who are also directors or officers of Cypress have no duty to communicate or present such corporate opportunity to us unless it is specifically applicable to the solar energy business and not applicable to or reasonably related to any business conducted by Cypress, have the right to deal with such corporate opportunity in their sole discretion and shall not be liable to us or our stockholders for breach of fiduciary duty by reason of the fact that such director or officer pursues or acquires such corporate opportunity for itself or for Cypress. In addition, we have not established at this time any procedural mechanisms to address actual or perceived conflicts of interest of these directors and officers and expect that our board of directors, in the exercise of its fiduciary duties, will determine how to address any actual or perceived conflicts of interest on a case-by-case basis. If any corporate opportunity arises and if our directors and officers do not pursue it on our behalf pursuant to the provisions in our amended and restated certificate of incorporation, we may not become aware of, and may potentially lose, a significant business opportunity.

Because Cypress is not obligated to distribute to its stockholders or otherwise dispose of our common stock that it owns, we will continue to be subject to the risks described above relating to Cypress’ control of us if Cypress does not complete such a transaction.

Cypress is not obligated to distribute to its stockholders or otherwise dispose of the shares of our class B common stock that it beneficially owns, although it might elect to do so in the future. Cypress announced on October 6, 2006 and reiterated on October 19, 2006 that it was exploring ways in which to allow its stockholders to fully realize the value its investment in us. Cypress has made public statements since October 19, 2006 that were consistent with these announcements. On May 4, 2007, Cypress sold 7,500,000 shares of SunPower’s class B common stock in an offering pursuant to Rule 144 of the Securities Act. Completion of any distribution transaction could be contingent upon, among other things, the receipt of a favorable tax ruling from the Internal Revenue Service and/or a favorable opinion of Cypress’ tax advisor as to the tax-free nature of such a transaction for U.S. federal income tax purposes.

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

So long as Cypress continues to hold a controlling interest in us or is otherwise a significant stockholder, the liquidity and market price of our class A common stock may be adversely impacted. In addition, there can be no assurance that Cypress will distribute or otherwise dispose of any of its remaining shares of our class B common stock.

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

At our Annual Meeting of Stockholders on May 4, 2007, stockholders (1) elected each of the director nominees, (2) ratified the selection of PricewaterhouseCoopers LLP as our independent registered public accountants for the fiscal year ending December 31, 2007, and (3) approved the adoption of the Amended and Restated SunPower Corporation 2005 Stock Incentive Plan to increase by 925,000 the number of shares of class A shares of common stock reserved for issuance under the plan, to make certain changes to the compensation of director under the plan and to make certain other technical amendments to the plan. Each holder of shares of class A common stock was entitled to one vote for each share of class A common stock held as of the record date of March 21, 2007, and each holder of shares of class B common stock was entitled to eight votes for each share of class B common stock held as of such date. After giving effect to the increased voting power of class B common stock, the voting results were as follows:

1.	Proposal One — Election of Directors:

	Number of Votes
	For	Withheld
T. J. Rodgers	437,309,723	515,102
Thomas H. Werner	437,314,956	514,778
W. Steve Albrecht	437,038,492	243,871
Betsy S. Atkins	437,038,816	238,638
Pat Wood III	437,309,431	244,163

2. Proposal Two — Ratification of PricewaterhouseCoopers LLP:

Number of Votes
For	Against	Abstain	Broker Non-Votes
437,518,712	24,872	10,010	0

3. Proposal Three — Adoption of the Amended and Restated SunPower Corporation 2005 Stock Incentive Plan:

Number of Votes
For	Against	Abstain	Broker Non-Votes
420,704,544	11,809,663	20,588	5,018,800

Item 6.	Exhibits

Exhibit Number	Description
10.1	Lease Agreement, dated February 9, 1996, by and between Hawthorne/Stone Property Management, Inc., and PowerLight Corporation (as amended on January 20, 2000, September 13, 2001, January 4, 2002, May 6, 2002, February 20, 2003, December 18, 2003, May 12, 2004, February 3, 2005, February 28, 2005, August 17, 2005, January 26, 2006 and May 11, 2007).

10.2†	Engineering, Procurement and Construction Agreement, dated as of March 30, 2007, by and between Solar Star NAFB, LLC and PowerLight Corporation.

10.3	Industrial Lease, dated May 12, 1999, between Temescal, L.P., Contra Costa Industrial Park, Ltd. and PowerLight Corporation (as amended on November 6, 2000 and January 22, 2004)

10.4	Standard Industrial / Commercial Multi-Tenant Lease, dated December 15, 2006, by and between FPOC, LLC and PowerLight Corporation.

10.5†	Contract for the Delivery of Solar Cells, dated August 31, 2006 , between ErSol Energy AG and PowerLight Corporation

10.6†

Engineering, Procurement and Construction Agreement, dated as of March 26, 2007, by and between Agrupacion Solar Llerena-Badajoz 1, A.I.E., PowerLight Systems S.A. and Solarpack Corporacion Tecnologica, S.L.

10.7†	Letter Agreement to Unit Transfer Agreement, dated March 30, 2007, by and among Solar Star NAFB, LLC, PowerLight Corporation and MMA NAFB Power, LLC.

10.8†	Photovoltaic Module Master Supply Agreement, dated November 3, 2005, by and between Evergreen Solar, Inc., PowerLight Corporation and PowerLight Systems AG.

10.9†	Amendment One to Photovoltaic Module Master Supply Agreement, dated June 29, 2006, by and between Evergreen Solar, Inc., PowerLight Corporation and PowerLight Systems AG.

10.10†	Original Equipment Manufacturer Production of Photovoltaic Modules Agreement, dated December 6, 2006, between PowerLight Corporation and aleo solar AG (as amended on March 21, 2007).

10.11†	Master Supply Contract for Solar Cells, dated May 18, 2006, between Q-Cells Aktiengesellschaft and PowerLight Corporation.

10.12†	Contract for the Delivery of Solar Cells, dated January 12, 2007, between JingAo Solar Star Company, Ltd and PowerLight Corporation.

10.13	Unit Transfer Agreement, dated March 21, 2007, by and among Solar Star NAFB, LLC, PowerLight Corporation and MMA NAFB Power, LLC.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†	Confidential treatment has been requested for portions of this exhibit.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

SUNPOWER CORPORATION

Dated: May 11, 2007	By:	/S/ EMMANUEL T. HERNANDEZ
Emmanuel T. Hernandez
Chief Financial Officer