Form 10-Q/A
period 2007-04-01
SUNPOWER CORP
filed 2007-05-15
CIK 867773

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

SunPower Corporation

Form 10-Q/A

Amendment No. 1

EXPLANATORY NOTE

This amendment on Form 10-Q/A is being filed to revise Exhibit 31.1 “Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002,” Exhibit 31.2 “Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002,” and Exhibit 32.1 “Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002,” for the quarter ended April 1, 2007 that was filed on May 11, 2007 (“the Report”) to correct the Report titles on Exhibits 31.1 and 31.2 and to correct the referenced period ended certified by the Chief Executive Officer and Chief Financial Officer on Exhibit 32.1. This amendment to the Report does not alter any part of the content of the Report, except for the changes provided herein. This amendment continues to speak as of the date of the Report. We have not updated the disclosures contained in this amendment to reflect any events that occurred at a date subsequent to the filing of the Report. The filing of this amendment is not a representation that any statements contained in the Report or this amendment are true or complete as of any date subsequent to the date of the Report. This amendment does not affect the information originally set forth in the Report, the remaining portions of which have not been amended.

2

SunPower Corporation

INDEX TO FORM 10-Q/A

Signature		4

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

3

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

SUNPOWER CORPORATION

Dated: May 15, 2007	By:	/s/ EMMANUEL T. HERNANDEZ
Emmanuel T. Hernandez
Chief Financial Officer