Form 10-Q
period 2007-07-01
SUNPOWER CORP
filed 2007-08-07
CIK 867773

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 1, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 000-51593

SunPower Corporation

(Exact name of registrant as specified in its charter)

Delaware	94-3008969
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

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

The total number of outstanding shares of the registrant’s class A common stock as of August 3, 2007 was 38,782,013.

The total number of outstanding shares of the registrant’s class B common stock as of August 3, 2007 was 44,533,287.

SunPower Corporation

PART I. FINANCIAL INFORMATION

Item 1.                                     Financial Statements

SunPower Corporation

Condensed Consolidated Balance Sheets

(in thousands, except share data)

(unaudited)

	July 1, 2007	December 31, 2006
Assets
Current assets:
Cash and cash equivalents	$150,352	$165,596
Short-term investments	25,555	16,496
Accounts receivable, net	93,053	51,680
Costs and estimated earnings in excess of billings	23,459	—
Inventories	100,771	22,780
Deferred project costs	24,935	—
Prepaid expenses and other current assets	34,895	16,655
Current portion of advances to suppliers	10,238	15,394
Total current assets	463,258	288,601
Property, plant and equipment, net	295,776	202,428
Goodwill	179,734	2,883
Intangible assets, net	64,936	14,049
Advances to suppliers, net of current portion	82,984	62,242
Other long-term assets	23,604	6,633
Total assets	$1,110,292	$576,836

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$115,625	$26,534
Accounts payable to Cypress	5,902	2,909
Accrued liabilities	40,207	18,585
Billings in excess of costs and estimated earnings	48,574	—
Current portion of customer advances	8,340	12,304
Total current liabilities	218,648	60,332
Convertible debt	200,000	—
Deferred tax liability	13,552	46
Customer advances, net of current portion	21,488	27,687
Other long-term liabilities	7,581	—
Total liabilities	461,269	88,065
Commitments and contingencies (Note 13)
Stockholders’ equity:
Preferred stock, $0.001 par value per share; 10,042,490 shares authorized; none issued and outstanding	—	—
Common stock, $0.001 par value; 375,000,000 shares authorized; 79,261,288 and 69,849,369 shares issued and outstanding at July 1, 2007 and December 31, 2006, respectively	76	70
Additional paid-in capital	684,469	522,819
Accumulated other comprehensive income (loss)	600	(2,101)
Accumulated deficit	(36,122)	(32,017)
Total stockholders’ equity	649,023	488,771
Total liabilities and stockholders’ equity	$1,110,292	$576,836

The accompanying notes are an integral part of these condensed consolidated financial statements.

SunPower Corporation

Condensed Consolidated Statements of Operations

(in thousands, except per share data)

(unaudited)

	Three Months Ended		Six Months Ended
	July 1, 2007	July 2, 2006	July 1, 2007	July 2, 2006
Revenue:
Systems	$104,037	$—	$182,532	$—
Components	69,729	54,695	133,581	96,653
	173,766	54,695	316,113	96,653
Costs and expenses:
Cost of systems revenue	91,518	—	153,984	—
Cost of components revenue	52,456	43,248	99,912	79,514
Research and development	2,821	2,588	5,757	4,584
Purchased in-process research and development	—	—	9,575	—
Sales, general and administrative	26,109	4,985	48,480	9,366
Impairment of acquisition-related intangibles	14,068	—	14,068	—
Total costs and expenses	186,972	50,821	331,776	93,464
Operating income (loss)	(13,206)	3,874	(15,663)	3,189
Interest income	2,196	2,078	4,180	3,252
Interest expense	(1,085)	(509)	(2,204)	(849)
Other income (expense), net	(517)	353	(243)	490
Income (loss) before income taxes	(12,612)	5,796	(13,930)	6,082
Income tax provision (benefit)	(7,267)	412	(9,825)	443
Net income (loss)	$(5,345)	$5,384	$(4,105)	$5,639
Net income (loss) per share:
Basic	$(0.07)	$0.08	$(0.06)	$0.09
Diluted	$(0.07)	$0.08	$(0.06)	$0.08
Weighted-average shares:
Basic	75,123	64,040	74,428	62,583
Diluted	75,123	69,408	74,428	68,172

The accompanying notes are an integral part of these condensed consolidated financial statements.

SunPower Corporation

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Six Months Ended
	July 1, 2007	July 2, 2006
Cash flows from operating activities:
Net income (loss)	$(4,105)	$5,639
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation	11,486	7,459
Amortization of intangibles	14,551	2,350
Amortization of debt issuance costs	479	—
Impairment of acquisition-related intangibles	14,068	—
Stock-based compensation	23,833	2,549
Purchased in-process research and development	9,575	—
Loss on disposal of fixed assets	—	48
Deferred income taxes and other tax liabilities	(10,568)	(940)
Changes in operating assets and liabilities, net of effects of acquisition:
Accounts receivable	(215)	(8,765)
Costs and estimated earnings in excess of billings	(14,323)	—
Inventories	(49,438)	(8,349)
Prepaid expenses and other assets	(3,893)	35
Deferred project costs	990	—
Advances to suppliers	(15,586)	(19,176)
Accounts payable and other accrued liabilities	14,169	11,675
Accounts payable to Cypress	2,993	729
Billings in excess of costs and estimated earnings	11,503	—
Advances from customers	(10,163)	4,713
Net cash used in operating activities	(4,644)	(2,033)

Cash flows from investing activities:
Decrease in restricted cash	4,711	—
Purchase of property, plant and equipment	(103,844)	(33,384)
Purchase of available-for-sale securities	(25,555)	(22,900)
Proceeds from sale of available-for-sale securities	16,496	3,000
Note receivable from PowerLight	—	(10,000)
Cash paid for acquisition, net of cash acquired	(98,645)	—
Net cash used in investing activities	(206,837)	(63,284)

Cash flows from financing activities:
Proceeds from issuance of convertible debt	200,000	—
Convertible debt issuance costs	(6,030)	—
Principal payments on line of credit and notes payable	(3,563)	—
Proceeds from issuance of common stock, net	—	197,431
Proceeds from exercise of stock options	4,969	1,787
Net cash provided by financing activities	195,376	199,218
Effect of exchange rate changes on cash and cash equivalents	861	—
Net increase (decrease) in cash and cash equivalents	(15,244)	133,901
Cash and cash equivalents at beginning of period	165,596	143,592
Cash and cash equivalents at end of period	$150,352	$277,493

Non-cash investing and financing activities:
Issuance of common stock for purchase acquisition	$111,266	—
Stock options assumed in relation to acquisition	21,280	—
Change in goodwill relating to adjustments to acquired net assets	1,689	—

The accompanying notes are an integral part of these condensed consolidated financial statements.

SunPower Corporation

Notes to Condensed Consolidated Financial Statements

Note 1. The Company and Basis of Presentation

The Company

SunPower Corporation (the “Company” or “SunPower”), a majority-owned subsidiary of Cypress Semiconductor Corporation (“Cypress”), was originally incorporated in the State of California on April 24, 1985. In October 1988, the Company organized as a business venture to commercialize high-efficiency solar cell technologies. The Company designs, manufactures and markets high-performance solar electric power technologies. The Company’s solar cells and solar panels are manufactured using proprietary processes and technologies based on more than 15 years of research and development. The Company’s solar power products are sold through the components business segment.

On November 10, 2005, the Company reincorporated in Delaware and filed an amendment to its certificate of incorporation to effect a 1-for-2 reverse stock split of the Company’s outstanding and authorized shares of common stock. All share and per share figures presented herein have been adjusted to reflect the reverse stock split.

In November 2005, the Company raised net proceeds of $145.6 million in an initial public offering (the “IPO”) of 8.8 million shares of class A common stock at a price of $18.00 per share. In June 2006, the Company completed a follow-on public offering of 7.0 million shares of its class A common stock, at a per share price of $29.50, and received net proceeds of $197.4 million. In July 2007, the Company completed a follow-on public offering of 2.7 million shares of its class A common stock, at a discounted per share price of $64.50, and received net proceeds of $167.7 million (see Note 16).

In February 2007, the Company issued $200.0 million in principal amount of its 1.25% senior convertible debentures and lent 2.9 million shares of its class A common stock to Lehman Brothers Inc. Net proceeds from the issuance of senior convertible debentures in February 2007 were $194.0 million. The Company did not receive any proceeds from the 2.9 million lent shares of its class A common stock, but received a nominal lending fee (see Note 15). In July 2007, the Company issued $225.0 million in principal amount of its 0.75% senior convertible debentures and lent 1.8 million shares of its class A common stock to Credit Suisse International.  Net proceeds from the issuance of senior convertible debentures in July 2007 were $220.1 million. The Company did not receive any proceeds from the 1.8 million lent shares of class A common stock, but received a nominal lending fee (see Note 16).

In January 2007, the Company completed the acquisition of PowerLight Corporation (“PowerLight”), a privately-held company which developed, engineered, manufactured and delivered large-scale solar power systems for residential, commercial, government and utility customers worldwide. These activities are now performed by the Company’s systems business segment. As a result of the acquisition, PowerLight became an indirect wholly owned subsidiary of the Company. In June 2007, the Company changed PowerLight’s name to SunPower Corporation, Systems (“SP Systems”), to capitalize on SunPower’s name recognition. The Company believes the acquisition will enable the Company to develop the next generation of solar products and solutions that will accelerate solar system cost reductions to compete with retail electric rates without incentives and simplify and improve customer experience. The total consideration for the transaction was $334.4 million, consisting of $120.7 million in cash and $213.7 million in common stock and related acquisition costs (see Note 6).

Cypress made a significant investment in the Company in 2002. On November 9, 2004, Cypress completed a reverse triangular merger with the Company in which all of the outstanding minority equity interest of SunPower was retired, effectively giving Cypress 100% ownership of all of the Company’s then outstanding shares of capital stock but leaving its unexercised warrants and options outstanding. After completion of the Company’s IPO in November 2005, Cypress held, in the aggregate, 52,033,287 shares of class B common stock. On May 4, 2007, Cypress completed the sale of 7,500,000 shares of the Company’s class B common stock in an offering pursuant to Rule 144 of the Securities Act. Such shares converted to 7,500,000 shares of class A common stock upon the sale. As of July 1, 2007, including the effect of the sale completed in May 2007 and the secondary public offering in June 2006, Cypress owned 44,533,287 shares of the Company’s class B common stock, which represented approximately 59% of the total outstanding shares of the Company’s common stock, or approximately 55% of such shares on a fully diluted basis after taking into account outstanding stock options (or 53% of such shares on a fully diluted basis after taking into account outstanding stock options and loaned shares to underwriters of the Company’s convertible indebtedness), and  91% of the voting power of the Company’s total outstanding common stock. After the public offerings of class A common stock and senior convertible debentures on July 31, 2007, Cypress held approximately 57% of the total outstanding shares of the Company’s common stock, or approximately 53% of such shares on a fully diluted basis after taking into account outstanding stock options (or 50% of such shares on a fully diluted basis after taking into account outstanding stock options and loaned shares to underwriters of the Company’s convertible indebtedness) and 90% of the voting power of the Company’s total outstanding common stock.

The financial statements include allocations of certain Cypress expenses, including legal, tax, treasury, information technology, employee benefits and other Cypress corporate services and infrastructure costs. The expense allocations have been determined based on a method that Cypress and the Company consider to be a reasonable reflection of the utilization of services provided or the benefit received by the Company. The financial information included herein may not be indicative of the consolidated financial position, operating results, and cash flows of the Company in the future, or what they would have been had the Company been a separate stand-alone entity during the periods presented. See Note 8 for additional information on the transactions with Cypress.

As of July 1, 2007, the Company had an accumulated deficit of $36.1 million and, with the exception of fiscal 2006 and the quarter ended April 1, 2007, has a history of operating losses. The Company is subject to a number of business risks including, but not limited to, integration difficulties as a result of the acquisition of SP Systems, an industry-wide shortage of polysilicon, an essential raw material in the production of solar cells, limited suppliers for capital equipment, concentration of revenue among few customers, competition from other companies with a longer operating history and significantly greater financial resources, dependency on a third-party subcontractor, dependence on key employees, and the ability to attract and retain additional qualified personnel.

Fiscal Year

The Company reports on a fiscal-year basis and ends its quarters on the Sunday closest to the end of the applicable calendar quarter, except in a 53-week fiscal year, in which case the additional week falls into the fourth quarter of that fiscal year. Both fiscal 2006 and 2007 consist of 52 weeks. The second quarter of fiscal 2007 ended on July 1, 2007 and the second quarter of fiscal 2006 ended on July 2, 2006.

Significant Accounting Policies

The Company’s significant accounting policies are disclosed in the Company’s Form 10-K for the year ended December 31, 2006 and have not changed materially as of July 1, 2007, with the exception of the following:

In connection with the acquisition of SP Systems on January 10, 2007, the following accounting policies were adopted as of the quarter ended April 1, 2007.

Revenue and Cost Recognition for Construction Contracts

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

Incurred costs include all direct material, labor, subcontract costs, and those indirect costs related to contract performance, such as indirect labor, supplies, tools and repairs. Job material costs are included in incurred costs when the job materials have been installed. Where contracts stipulate that title to job materials transfers to the customer before installation has been performed, revenue is deferred and recognized upon installation, in accordance with the percentage-of-completion method of accounting. Job materials are considered installed materials when they are permanently attached or fitted to the solar power system as required by the job’s engineering design.

Due to inherent uncertainties in estimating cost, job costs estimates are reviewed and/or updated by management working within the systems segment. The systems segment determines the completed percentage of installed job materials at the end of each month; generally this information is also reviewed with the customer’s on-site representative. The completed percentage of installed job materials is then used for each job to calculate the month-end job material costs incurred. Direct labor, subcontractor, and other costs are charged to contract costs as incurred. Provisions for estimated losses on uncompleted contracts, if any, are recognized in the period in which the loss first becomes probable and reasonably estimable. Contracts may include profit incentives such as milestone bonuses. These profit incentives are included in the contract value when their realization is reasonably assured.

As of July 1, 2007, the asset “Costs and estimated earnings in excess of billings,” which represents revenues recognized in excess of amounts billed, was $23.5 million. The liability “Billings in excess of costs and estimated earnings,” which represents billings in excess of revenues recognized, was $48.6 million.

Cash in Restricted Accounts

Cash in restricted accounts represents collateral for letters of credit issued by a commercial bank in favor of Company’s suppliers and customers. Generally, the funds will be released upon payment to the suppliers and the successful completion of the customer contracts. As of July 1, 2007, the Company did not have cash in restricted accounts.

Deferred Project Costs

Deferred project costs represent uninstalled materials on contracts for which title had transferred to the customer and are recognized as deferred assets until installation. As of July 1, 2007, deferred project costs totaled $24.9 million.

Foreign Currency Translation

Assets and liabilities of SP Systems’ wholly-owned foreign subsidiaries are translated from their respective functional currencies at exchange rates in effect at the balance sheet date, and revenues and expenses are translated at average exchange rates prevailing during the applicable period. The resulting translation adjustment as of July 1, 2007 was $1.9 million and is reflected as a component of accumulated other comprehensive income (loss) in stockholders’ equity.

Basis of Presentation

The accompanying condensed consolidated interim financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. The year-end condensed balance sheet data was derived from audited financial statements. Accordingly, these financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the Financial Statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, which the Company believes are necessary for a fair statement of the Company’s financial position as of July 1, 2007 and its results of operations for the three and six months ended July 1, 2007 and July 2, 2006, respectively. These condensed consolidated financial statements are not necessarily indicative of the results to be expected for the entire year.

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

In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value instruments. This statement does not require any new fair value measurements; rather, it applies under other accounting pronouncements that require or permit fair value measurements. The provisions of this statement are to be applied prospectively as of the beginning of the fiscal year in which this statement is initially applied, with any transition adjustment recognized as a cumulative effect adjustment to the opening balance of retained earnings. The provisions of SFAS No. 157 are effective for fiscal years beginning after November 15, 2007. The Company has not determined the effect, if any, the adoption of this statement will have on its consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” (“SFAS No. 159”) which provides companies an option to report selected financial assets and liabilities at fair value. SFAS No. 159 requires companies to provide information helping financial statement users to understand the effect of a company’s choice to use fair value on its earnings, as well as to display the fair value of the assets and liabilities a company has chosen to use fair value for on the face of the balance sheet. Additionally, SFAS No. 159 establishes presentation and disclosure requirements designed to simplify comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. The statement is effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007. The Company has not determined the effect, if any, the adoption of this statement will have on its consolidated financial statements.

Note 2. Balance Sheet Components

(In thousands)	July 1, 2007	December 31, 2006
Inventories:
Raw materials*	$52,970	$8,703
Work-in-process	1,314	79
Finished goods	46,487	13,998
	$100,771	$22,780

* Raw materials include solar panels purchased from third party vendors, installation materials for systems projects, polysilicon and other raw materials for solar cell manufacturing as of July 1, 2007.

Prepaid expenses and other current assets:
Deferred tax asset, current portion	$7,501	$1,446
Note receivable from PowerLight	—	10,000
Unbilled earned rebates	5,168	—
Prepaid materials	4,531	—
VAT receivable, current portion	2,651	48
Prepaid corporate insurance	1,306	460
Other receivables	7,675	1,452
Other prepaid expenses	6,063	3,249
	$34,895	$16,655
Property, plant and equipment, net:
Land and buildings	$7,482	$7,304
Manufacturing equipment	129,718	120,104
Computer equipment	8,091	2,496
Furniture and fixtures	152	83
Leasehold improvements	49,598	45,175
Construction-in-process (manufacturing facility in the Philippines)	138,287	53,252
	333,328	228,414
Less: Accumulated depreciation and amortization	(37,552)	(25,986)
	$295,776	$202,428
Intangible assets:
Patents and purchased technology	$51,398	$21,950
Tradenames	1,603	1,603
Backlog	11,787	—
Customer relationships and other	23,193	463
	87,981	24,016
Accumulated amortization of intangible assets:
Patents and purchased technology	(14,562)	(8,973)
Tradenames	(678)	(548)
Backlog	(5,566)	—
Customer relationships and other	(2,239)	(446)
	(23,045)	(9,967)
	$64,936	$14,049
The estimated future amortization expense related to intangible assets as of July 1, 2007 is as follows:
2007 (remaining six months)	$13,716
2008	15,350
2009	14,740
2010	13,228
2011 and beyond	7,902
	$64,936

(In thousands)	July 1, 2007	December 31, 2006
Other long-term assets:
Investment in joint venture	$4,792	$4,994
Debt issuance costs	5,559	—
VAT receivable, net of current portion	12,751	—
Other	502	1,639
	$23,604	$6,633
Accrued liabilities:
Warranty reserve, current portion	$8,460	$3,446
Employee compensation and employee benefits	13,488	3,961
Foreign exchange derivative liability	3,559	4,849
Income taxes payable	4,681	1,995
Other	10,019	4,334
	$40,207	$18,585
Long-term liabilities:
Warranty reserve, net of current portion	$5,854	$—
Other	1,727	—
	$7,581	$—

Note 3. Investments

Cash and cash equivalents and short-term investments classified as available-for-sale securities were comprised of the following:

	July 1, 2007				December 31, 2006
		Unrealized				Unrealized
(In thousands)	Cost	Gross Gains	Gross Losses	Fair Value	Cost	Gross Gains	Gross Losses	Fair Value
Corporate securities	$9,600	$—	$—	$9,600	$13,400	$—	$—	$13,400
Money market securities	95,425	—	—	95,425	135,298	—	—	135,298
Commercial paper	38,388	—	—	38,388	28,739	—	(4)	28,735

Total available-for-sale securities	$143,413	$—	$—	$143,413	$177,437	$—	$(4)	$177,433

The classification and contractual maturities of available-for-sale securities is as follows:

(In thousands)	July 1, 2007	December 31, 2006
Included in:
Cash and cash equivalents	$117,858	$160,937
Short-term investments	25,555	16,496
	$143,413	$177,433
Contractual maturities:
Due in less than one year	$133,813	$164,033
Due from one to 30 years	9,600	13,400
	$143,413	$177,433

From time to time the Company invests in auction rate securities, which are bought and sold in the marketplace through a bidding process sometimes referred to as a “Dutch Auction,” and which are classified as short-term investments and carried at their market values. After the initial issuance of the securities, the interest rate on the securities resets periodically, at intervals set at the time of issuance (e.g., every seven, twenty-eight, or thirty-five days; every six months; etc.), based on the market demand at the reset period. The “stated” or “contractual” maturities for these securities, however, generally are 20 to 30 years. Despite the long-term maturities, the Company has the ability and intent, if necessary, to liquidate any of these investments in order to meet the Company’s working capital needs within its normal operating cycles. At July 1, 2007, the Company had $9.6 million invested in auction rate securities as compared to $13.4 million invested in auction rate securities at December 31, 2006.

The Company classifies these investments as available-for-sale securities under Statement of Financial Accounting Standards No. 115 “Accounting for Investment in Certain Debt and Equity Securities” (SFAS No. 115). As these securities trade at their par values, no gains or losses are recorded in comprehensive income.

Note 4. Net Income (Loss) per Share

Basic net income (loss) per share is computed using the weighted-average common shares outstanding. Diluted net income (loss) per share is computed using the weighted-average common shares outstanding plus any potentially dilutive securities outstanding during the period using the treasury stock method, except when their effect is anti-dilutive. In computing dilutive net income (loss) per share, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Dilutive securities include stock options and restricted stock. As of July 1, 2007, holders of the $200.0 million in principal amount of the Company’s 1.25% senior convertible debentures issued in February 2007 did not have the right to convert the debentures into shares of the Company’s class A common stock (see Note 15).  Therefore, the senior convertible debentures are excluded from the summary of all outstanding anti-dilutive potential common shares in the table below.

The following is a summary of all outstanding anti-dilutive potential common shares:

	As of
(In thousands)	July 1, 2007	July 2, 2006
Stock options	142	74
Restricted stock	300	—

The following table sets forth the computation of basic and diluted weighted-average common shares:

	Three Months Ended		Six Months Ended
(In thousands)	July 1, 2007	July 2, 2006	July 1, 2007	July 2, 2006
Basic weighted-average common shares	75,123	64,040	74,428	62,583
Effect of dilutive securities:
Stock options	—	5,317	—	5,555
Restricted stock	—	51	—	34
Weighted-average common shares for diluted computation	75,123	69,408	74,428	68,172

Basic weighted-average common shares includes 1.1 million shares of class A common stock issued in relation to the acquisition of SP Systems which are subject to certain transfer restrictions and a repurchase option by the Company, both of which lapse on one quarter of the shares semi-annually over a two-year period. In addition, basic weighted-average common shares excludes 2.9 million shares of class A common stock lent to Lehman Brothers Inc. in connection with the issuance of $200.0 million in principal amount of its 1.25% senior convertible debentures in February 2007 (see Note 15).

Note 5. Comprehensive Income (Loss)

Comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Comprehensive income (loss) includes unrealized gains and losses on the Company’s available-for-sale investments, derivatives and cumulative translation adjustments.

The components of comprehensive income (loss), net of tax, were as follows:

	Three Months Ended		Six Months Ended
(In thousands)	July 1, 2007	July 2, 2006	July 1, 2007	July 2, 2006
Net income (loss)	$(5,345)	$5,384	$(4,105)	$5,639
Cumulative translation adjustment	1,561	—	1,897	—
Unrealized gain (loss) on derivatives, net of tax	349	(1,429)	804	(2,305)
Total comprehensive income (loss)	$(3,435)	$3,955	$(1,404)	$3,334

Note 6. Business Combinations

PowerLight Acquisition

On January 10, 2007 (the “Effective Date”), the Company completed its merger transaction (the “Merger”) involving PowerLight. The results of PowerLight have been included in the consolidated results of the Company from January 10, 2007. As a result of the Merger, all of the outstanding shares of PowerLight, and a portion of each vested option to purchase shares of PowerLight, were cancelled, and all of the outstanding options to purchase shares of PowerLight (other than the portion of each vested option that was cancelled) were assumed by the Company in exchange for aggregate consideration of (i) approximately $120.7 million in cash plus (ii) a total of 5,708,723 shares of the Company’s class A common stock, inclusive of (a) 1,601,839 shares of the Company’s class A common stock which may be issued upon the exercise of assumed vested and unvested PowerLight stock options, which options vest on the same schedule as the assumed PowerLight stock options, and (b) 1,145,643 shares of the Company’s class A common stock issued to employees of PowerLight in connection with the Merger which, along with 530,238 of the shares issuable upon exercise of assumed PowerLight stock options, are subject to certain transfer restrictions and a repurchase option by the Company, both of which lapse over a two-year period under the terms of certain equity restriction agreements. The Company under the terms of the Merger agreement also issued an additional 204,623 shares of restricted class A common stock to certain employees of PowerLight, which shares are subject to certain transfer restrictions which will lapse over 4 years. In June 2007, the Company changed PowerLight’s name to SunPower Corporation, Systems, or SP Systems, to capitalize on SunPower’s name recognition.

The total consideration related to the acquisition is as follows:

(In thousands)	Shares	Fair Value at January 10, 2007
Purchase consideration:
Cash	—	$120,694
Common stock	2,961	111,266
Stock options assumed that are fully vested	618	21,280
Direct transaction costs	—	2,958
Total purchase consideration	3,579	256,198
Future stock compensation:
Restricted stock	1,146	43,046
Stock options assumed that are unvested	984	35,126
Total future stock compensation	2,130	78,172
Total purchase consideration and future stock compensation	5,709	$334,370

Purchase Price Allocation

Under the purchase method of accounting, the total purchase price as shown in the table above was allocated to SP Systems’ net tangible and intangible assets based on their estimated fair values as of the Effective Date. The purchase price has been allocated based on management’s best estimates. The fair value of the Company’s class A common stock issued was determined based on the average closing prices for a range of trading days around the announcement date (November 15, 2006) of the transaction. The fair value of stock options assumed was estimated using the Black-Scholes model with the following assumptions: volatility of 90%, expected life ranging from 2.7 years to 6.3 years, and risk-free interest rate of 4.6%.

The allocation of the purchase price and the estimated useful lives associated with certain assets on January 10, 2007 was as follows:

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

Net tangible assets acquired on January 10, 2007 consisted of the following:

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

Acquired identifiable intangible assets. The fair value attributed to purchased technology and patents was determined using the relief from royalty method, which calculated the present value of the royalty savings by applying a royalty rate of 2.5% and a discount rate of 25% to the appropriate revenue streams. The fair value of purchased technology and patents is being amortized over 4 years on a straight-line basis. Amortization expense for the three and six months ended July 1, 2007 was as follows:

(In thousands)	Three Months Ended	Six Months Ended
Cost of systems revenue	$5,564	$10,510
Selling, general and administrative	947	1,789
Total amortization expense	$6,511	$12,299

The fair value of tradenames was determined using the royalty savings approach method, using a royalty rate of 1% and a discount rate of 25%. The fair value of tradenames was valued at $15.5 million and ascribed a useful life of 5 years. The determination of the fair value and useful life of the tradename was based on the Company’s strategy of continuing to market its systems products and services under the PowerLight brand. Based on the Company’s change in branding strategy, during the three-month period ended July 1, 2007, the Company recognized an impairment charge of $14.1 million, which represented the net book value of the PowerLight tradename.

The fair value attributed to customer relationships was determined using the multi-period excess earnings method with a discount rate of 22%. The fair value of customer relationships is being amortized over 6 years on a straight-line basis.

The fair value attributed to order backlog was determined using the multi-period excess earnings method with a discount rate of 20%. The fair value of order backlog is being amortized over 1 year on a straight-line basis.

In-process research and development. SP Systems’ in-process research and development primarily consists of two components, design automation tool and tracking systems and other, which have not yet reached technological feasibility and have no alternative future uses.

Goodwill. Approximately $175.2 million had been allocated to goodwill within the systems segment, which represents the excess of the purchase price over the fair value of the underlying net tangible and intangible assets of SP Systems. In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” goodwill will not be amortized but instead will be tested for impairment at least annually (more frequently if certain indicators are present). In the event that management determines that the value of goodwill has become impaired, the Company will incur an accounting charge for the amount of the impairment during the fiscal quarter in which the determination is made. During the three months ended July 1, 2007, the Company recorded a $1.7 million adjustment to increase goodwill acquired in connection with the purchase of SP Systems on January 10, 2007. This adjustment was recorded to reflect an additional loss provision on a construction project that was contracted as of the acquisition date and which has subsequently been determined to have a larger loss than originally estimated as well as adjustments to the value of certain acquired assets and liabilities. Goodwill that resulted from the acquisition of SP Systems is not deductible for tax purposes.

Of the cash and shares issued in the acquisition, approximately $20.5 million in cash and 824,000 shares, with a total aggregate value of $72.5 million as of July 1, 2007, are being held in escrow as security for the indemnification obligations of certain former SP Systems shareholders and will be released over a period of five years from the date of acquisition. In addition, the Company issued an additional 204,623 shares of restricted class A common stock to certain employees of SP Systems, which shares are subject to certain transfer restrictions that lapse over four years.

In conjunction with the acquisition, Cypress entered into a commitment letter with the Company during the fourth quarter of fiscal 2006 under which Cypress agreed to lend to the Company up to $130.0 million in cash to be used to facilitate the financing of the acquisition or working capital requirements. In February 2007, Cypress and the Company mutually terminated the commitment letter. No borrowings were outstanding at the termination date.

The Company accounted for its acquisition of SP Systems in accordance with SFAS 141, “Business Combinations.” Accordingly, all intercompany receivables and payables related to SP Systems were eliminated in purchase accounting effective January 10, 2007.

Supplemental information on an unaudited pro forma basis, as if the acquisition of SP Systems were completed at the beginning of the years 2007 and 2006, is as follows:

	Three Months Ended		Six Months Ended
(In thousands, except per share amounts)	July 1, 2007	July 2, 2006	July 1, 2007	July 2, 2006
Revenue	$173,766	$88,433	$318,427	$157,016
Net loss	$(5,345)	$(20,124)	$(6,213)	$(41,504)
Basic net loss per share	$(0.07)	$(0.30)	$(0.08)	$(0.63)

The unaudited pro forma supplemental information is based on estimates and assumptions, which the Company believes are reasonable. The unaudited pro forma supplemental information includes non-recurring in-process research and development charge of $9.6 million recorded in the first quarter ended April 1, 2007 and April 2, 2006. The unaudited pro forma supplemental information prepared by management is not necessarily indicative of the condensed consolidated financial position or results of income in future periods or the results that actually would have been realized had the Company and SP Systems been a combined company during the specified periods.

In-Process Research and Development (“IPR&D”) Charge

In connection with the acquisition of SP Systems, the Company recorded an IPR&D charge of $9.6 million in the first quarter of fiscal 2007, as technological feasibility associated with the in-process research and development projects had not been established and no alternative future use existed.

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

The value of in-process research and development was determined using the income approach method, which calculated the sum of the discounted future cash flows attributable to the projects once commercially viable using a 40% discount rate, which were derived from a weighted-average cost of capital analysis and adjusted to reflect the stage of completion of the projects and the level of risks associated with the projects. The percentage of completion for each project was determined by identifying the research and development expenses invested in the project as a ratio of the total estimated development costs required to bring the project to technical and commercial feasibility. The following table summarizes certain information of each significant project:

Design Automation Tool	Stage of Completion	Total Cost Incurred to Date	Total Costs for the Project	Completion Date
As of January 10, 2007(acquisition date)	5%	$0.2 million	$2.6 million	Dec 2010
As of July 1, 2007	30%	$0.8 million	$2.6 million	Jun 2008

Tracking System and Other	Stage of Completion	Total Cost Incurred to Date	Total Costs for the Project	Completion Date
As of January 10, 2007 (acquisition date)	30%	$0.2 million	$0.8 million	Jul 2007
As of July 1, 2007	100%	$0.8 million	$0.8 million	Jun 2007

Status of In-Process Research and Development Projects:

As of July 1, 2007, the Company has incurred total post-acquisition costs of approximately $0.6 million related to the design automation tool project and estimates that an additional investment of $1.8 million will be required to complete the project. The Company expects to complete the design automation tool project by June 2008, approximately two and a half years earlier than the original estimate.

During the second quarter of fiscal 2007, the Company has completed the tracking systems project and incurred total project costs of $0.8 million, of which $0.6 million was incurred after the acquisition.

The development of the design automation tool remains a significant risk due to factors including the remaining efforts to achieve technical viability, rapidly changing customer markets, uncertain standards for new products, and competitive threats. The nature of the efforts to develop these technologies into commercially viable products consists primarily of planning, designing, experimenting, and testing activities necessary to determine that the technologies can meet market expectations, including functionality and technical requirements. Failure to bring these products to market in a timely manner could result in a loss of market share or a lost opportunity to capitalize on emerging markets and could have a material adverse impact on the Company’s business and operating results.

Note 7. Advances to Suppliers and Other Current Assets

The Company has entered into agreements with various polysilicon, ingot, wafer, solar cells and solar module vendors and manufacturers. These agreements specify future quantities and pricing of products to be supplied by the vendors for periods up to 13 years. Certain agreements also provide for penalties or forfeiture of advanced deposits in the event the Company terminates the arrangements (see Note 13).

Furthermore, under certain of these agreements, the Company is required to make prepayments to the vendors over the terms of the arrangements. In the second quarter of fiscal 2007, the Company paid advances totaling $15.6 million in accordance with the terms of existing supply agreements. The Company may also, from time to time, make advance payments in connection with purchases of services and manufacturing equipment from a variety of vendors and suppliers. As of July 1, 2007, advances to suppliers totaled $93.2 million, the current portion of which is $10.2 million.

The Company’s future prepayment obligations related to these agreements as of July 1, 2007 and inclusive of prepayment obligations entered into on July 16, 2007 (see Note 16) are as follows (in thousands):

2007 (remaining six months)	$60,490
2008	56,040
2009	48,840
2010	11,100
$176,470

On July 2, 2007, the Company paid an additional advance of $10.0 million in accordance with the terms of an existing supply agreement.

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

Administrative Services Provided by Cypress

Cypress has seconded employees and consultants to the Company for different time periods for which the Company pays their fully-burdened compensation. In addition, Cypress personnel render services to the Company to assist with administrative functions such as legal, tax, treasury, information technology, employee benefits and other Cypress corporate services and infrastructure. Cypress bills the Company for a portion of the Cypress employees’ fully-burdened compensation. In the case of the Philippines subsidiary, which entered into a services agreement for such secondments and other consulting services in January 2005, the Company pays the fully-burdened compensation plus 10%. Amounts paid for these services are recorded as general and administrative expenses in the accompanying statements of operations.

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

Leased Facility in California

On May 15, 2006, the Company entered into a lease agreement for its 43,732 square foot headquarters, which is located in a building owned by Cypress in San Jose, California, for $6.0 million over the five-year term of the lease. On July 1, 2007, the Company entered into an amendment to the lease agreement, increasing the rentable square footage and the total lease obligations to 51,228 and $7.1 million, respectively, over the five-year term of the lease. In the event Cypress decides to sell the building, the Company has the right of first refusal to purchase the building at a fair market price which will be based on comparable sales in the area.

Purchases of imaging and infrared detector products from Cypress, manufacturing services provided by Cypress in Texas, administrative services provided by Cypress and the facilities leased from Cypress in the Philippines and in California aggregated $2.2 million and $4.5 million for the three and six months ended July 1, 2007, respectively, and $3.3 million and $6.1 million for the three and six months ended July 2, 2006, respectively.

2005 Separation and Service Agreements

On October 6, 2005, the Company entered into a series of separation and services agreements with Cypress. Among these agreements are a master separation agreement, a sublease of the land and a lease for the building in the Philippines (see above); a three-year wafer manufacturing agreement for detector products at inter-company pricing; a three-year master transition services agreement under which Cypress would allow the Company to continue to utilize services provided by Cypress such as corporate accounting, legal, tax, information technology, human resources and treasury administration at Cypress’ cost; an asset lease under which Cypress will lease certain manufacturing assets from the Company; an employee matters agreement under which the Company’s employees would be allowed to continue to participate in certain Cypress health insurance and other employee benefits plans; an indemnification and insurance matters agreement; an investor rights agreement; and a tax sharing agreement. All of these agreements, except the tax sharing agreement and the manufacturing asset lease agreement, became effective at the time of completion of the Company’s initial public offering in November 2005.

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

Lease for Manufacturing Assets

In 2005 the Company entered into a lease with Cypress under which Cypress leases from the Company certain manufacturing assets owned by the Company and located in Cypress’ Texas manufacturing facility. The term of the lease is 27 months and it expires on December 31, 2007. Under this lease, Cypress is reimbursing the Company’s cost of approximately $0.7 million divided over the life of the leasehold improvements.

Employee Matters Agreement

The Company entered into an employee matters agreement with Cypress to allocate assets, liabilities and responsibilities relating to its current and former U.S. and international employees and its employees’ participation in the employee benefits plans that Cypress sponsors and maintains.

The Company’s eligible employees generally remain able to participate in Cypress’ benefit plans, as they may change from time to time. The Company is responsible for all liabilities incurred with respect to the Cypress plans by the Company as a participating company in such plans. The Company intends to have its own benefit plans established by the time its employees no longer are eligible to participate in Cypress’ benefit plans. Once the Company has established its own benefit plans, the Company will have the ability to modify or terminate each plan in accordance with the terms of those plans and the Company’s policies. It is the Company’s intent that employees not receive duplicate benefits as a result of participation in its benefit plans and the corresponding Cypress benefit plans.

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

With respect to the Cypress 401(k) Plan, the Company is obligated to establish its own 401(k) Plan within 90 days of separation from Cypress, and Cypress will transfer all accounts in the Cypress 401(k) Plan held by the Company’s employees to the Company’s 401(k) Plan.

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

The indemnification and insurance matters agreement and the master transition services agreement also contain provisions governing the Company’s insurance coverage, which are under the Cypress insurance policies (other than the Company’s directors and officers insurance, for which the Company has its own separate policy) until the earliest of (1) a change of control of the Company, which includes such time as Cypress ceases to own at least a majority of the aggregate number of shares of all classes of the Company’s common stock then outstanding, (2) the date on which Cypress’ insurance carriers do not permit the Company to remain on Cypress policies, (3) the date on which Cypress’ cost of insurance under any particular insurance policy increases, directly or indirectly, due to the Company’s inclusion or participation in such policy, (4) the date on which the Company’s coverage under the Cypress policies causes a real or potential conflict of interest or hardship for Cypress, as determined solely by Cypress or (5) the date on which Cypress and the Company mutually agree to terminate this arrangement. Prior to that time, Cypress will maintain insurance policies on the Company’s behalf, and the Company shall reimburse Cypress for expenses related to insurance coverage during this period. The Company will work with Cypress to secure additional insurance if desired and cost effective.

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

As of July 1, 2007, the Company’s hedge instruments consisted of foreign currency option contracts and foreign currency forward exchange contracts. The Company calculates the fair value of its option and forward contracts based on market volatilities, spot rates and interest differentials from published sources.

In accordance with Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities,” the Company accounts for its hedges of forecasted foreign currency revenues as cash flow hedges and hedges of firmly committed purchase contracts denominated in foreign currency as fair value hedges.

Cash Flow Hedges: Hedges of forecasted foreign currency denominated revenues are designated as cash flow hedges and changes in fair value of the effective portion of hedge contracts are recorded in accumulated other comprehensive income (loss) in stockholders’ equity in the Condensed Consolidated Balance Sheets. Amounts deferred in accumulated other comprehensive income (loss) are reclassified into the Condensed Consolidated Statement of Operations in the periods in which the hedged exposure impacts earnings. The effective portion of unrealized gains (losses) recorded in accumulated other comprehensive income (loss), net of tax, was a $0.3 million gain and a $1.4 million loss for the three months ended July 1, 2007 and July 2, 2006, respectively, and a $0.8 million gain and a $2.3 million loss for the six months ended July 1, 2007 and July 2, 2006, respectively. As of July 1, 2007 and December 31, 2006, the Company had outstanding cash flow hedge forward contracts with an aggregate notional value of $60.2 million and $89.6 million, respectively. As of July 1, 2007 and December 31, 2006, the Company had outstanding cash flow hedge option contracts with an aggregate notional value of $53.2 million and $16.0 million, respectively. The maturity dates of the outstanding contracts ranged from July 2007 to April 2008.

Fair Value Hedges: On occasion, the Company commits to purchase equipment in foreign currency, predominantly Euros. When these purchases are hedged and qualify as firm commitments under SFAS No. 133, they are designated as fair value hedges and changes in the fair value of the firm commitment derivative contract are recognized in the Condensed Consolidated Statement of Operations. Under fair value hedge treatment, the changes in the firm commitment on a spot to spot basis are recorded in property and equipment, net, in the Condensed Consolidated Balance Sheet and in other income (expense), net in the Condensed Consolidated Statement of Operations. As of July 1, 2007, the Company had no outstanding fair value hedges.

Both cash flow hedges and fair value hedges are tested for effectiveness each period on a spot to spot basis using the dollar-offset method. Both the excluded time value and any ineffectiveness, which were not significant for all periods, are recorded in other income and (expense), net.

In addition, the Company began hedging the net balance sheet effect of Euro denominated assets and liabilities in 2005 primarily for Euro denominated receivables from customers, prepayments to suppliers and advances received from customers. The Company records its hedges of foreign currency denominated monetary assets and liabilities at fair value with the related gains or losses recorded in other income. The gains or losses on these contracts are substantially offset by transaction gains or losses on the underlying balances being hedged. As of July 1, 2007 and December 31, 2006, the Company held forward contracts with an aggregate notional value of $29.8 million and $37.6 million, respectively, to hedge the risks associated with Euro foreign currency denominated assets and liabilities.

Note 10. Stock-Based Compensation

The following table summarizes the consolidated stock-based compensation expense, by type of awards:

	Three Months Ended		Six Months Ended
(In thousands)	July 1, 2007	July 2, 2006	July 1, 2007	July 2, 2006
Employee stock options	$4,847	$1,018	$9,593	$2,172
Non-employee stock options	—	19	—	304
Restricted stock	8,572	108	14,548	143
Amounts capitalized in inventory	(189)	(8)	(308)	(70)
Total stock-based compensation expense	$13,230	$1,137	$23,833	$2,549

The following table summarizes the consolidated stock-based compensation expense by line item in the Consolidated Statements of Operations:

	Three Months Ended		Six Months Ended
(In thousands)	July 1, 2007	July 2, 2006	July 1, 2007	July 2, 2006
Cost of revenue	$3,198	$243	$5,448	$436
Research and development	348	264	849	684
Sales, general and administrative	9,684	630	17,536	1,429
Total stock-based compensation expense	$13,230	$1,137	$23,833	$2,549

As stock-based compensation expense recognized in the Condensed Consolidated Statements of Operations is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

Consolidated net cash proceeds from the issuance of shares under the Company’s employee stock plans were $3.0 million and $5.0 million for the three and six months ended July 1, 2007, respectively, and $1.4 million and $1.8 million for the three and six months ended July 2, 2006, respectively. No income tax benefit was realized from stock option exercises during the three and six months ended July 1, 2007 and July 2, 2006. As required, the Company presents excess tax benefits from the exercise of stock options, if any, as financing cash flows rather than operating cash flows.

The following table summarizes the unrecognized stock-based compensation costs by type of awards:

(In thousands, except years)	As of July 1, 2007	Weighted- Average Amortization Period (in years)
Stock options	$31,403	1.8
Restricted stock	29,941	3.4
Shares subject to re-vesting restrictions	31,949	1.5
Total unrecognized stock-based compensation balance	$93,293

Equity Incentive Program

On May 4, 2007, the Company’s stockholders approved an additional increase in the number of shares available for future issuance by 925,000 shares under the Company’s Amended and Restated 2005 Stock Incentive Plan under which the Company may issue restrictive shares, stock appreciation rights, stock units, incentive or non-statutory stock options to purchase common stock or stock purchase rights to directors, employees and consultants.

The following table summarizes the Company’s stock option activities:

	Shares (in thousands)	Weighted- Average Exercise Price Per Share
Options outstanding as of December 31, 2006	4,980	$3.97
Options exchanged/assumed in connection with SP Systems acquisition	1,602	5.54
Exercised	(720)	2.78
Forfeited	(33)	19.13
Options outstanding as of April 1, 2007	5,829	4.47
Granted	18	56.20
Exercised	(1,153)	2.57
Forfeited	(35)	10.64
Outstanding as of July 1, 2007	4,659	5.09
Exercisable as of July 1, 2007	1,345	3.69

Information regarding the Company’s outstanding stock options as of July 1, 2007 was as follows:

	Options Outstanding				Options Exercisable
Range of Exercise Price	Shares (in thousands)	Weighted- Average Remaining Contractual Life (in years)	Weighted- Average Exercise Price per Share	Aggregate Intrinsic Value (in thousands)	Shares (in thousands)	Weighted- Average Remaining Contractual Life (in years)	Weighted- Average Exercise Price per Share	Aggregate Intrinsic Value (in thousands)
$ 0.04—0.75	837	4.51	$0.29	$52,509	233	5.17	$0.48	$14,608
0.88—2.66	350	7.16	1.98	21,348	100	6.41	1.72	6,156
3.30—4.95	2,660	7.35	3.33	158,864	881	7.28	3.31	52,608
7.00—16.20	421	8.15	8.34	23,071	91	8.14	8.24	4,974
17.00—56.20	391	9.00	26.63	14,263	40	8.51	25.46	1,504
	4,659	7.03	5.09	$270,055	1,345	6.94	3.69	$79,850

The aggregate intrinsic value in the preceding table represents the total pre-tax intrinsic value, based on the Company’s closing stock price of $63.05 at July 1, 2007, which would have been received by the option holders had all option holders exercised their options as of that date. The total number of in-the-money options exercisable was 1.3 million shares as of July 1, 2007.

The following table summarizes the Company’s non-vested stock options and restricted stock activities:

	Stock Options		Restricted Stock
	Shares (in thousands)	Weighted- Average Exercise Price Per Share	Shares (in thousands)	Weighted- Average Grant Date Fair Value Per Share
Outstanding as of December 31, 2006	3,141	$4.45	229	$35.40
Granted	1,602	5.54	269	41.68
Vested	(993)	2.75	(16)	33.34
Forfeited	(33)	2.78	(4)	39.86
Outstanding as of April 1, 2007	3,717	5.39	478	38.97
Granted	18	56.20	337	57.19
Vested	(386)	5.71	(31)	56.58
Forfeited	(35)	2.57	(15)	57.13
Outstanding as of July 1, 2007	3,314	5.66	769	45.62

Stock Unit Plan:

As of July 1, 2007, the Company has granted approximately 192,431 units to approximately 1,734 employees in the Philippines at an average unit price of $32.75 in relation to its 2005 Stock Unit Plan, under which participants are awarded the right to receive cash payments from the Company in an amount equal to the appreciation in the Company’s common stock between the award date and the date the employee redeems the award. A maximum of 300,000 stock units may be subject to stock unit awards granted under the 2005 Stock Unit Plan. For the three and six months ended July 1, 2007, total compensation expense associated with the 2005 Stock Unit Plan was $0.4 million and $0.8 million, respectively.

Note 11. Income Taxes

The Company’s effective rate of income tax benefit was 58% and 71% for the three and six months ended July 1, 2007, respectively, and the effective rate of income tax provision was 7% for each of the three and six months ended July 2, 2006. The tax benefit for the first two quarters of fiscal 2007 was primarily attributable to the recognition of deferred tax assets as a result of the Company’s acquisition of SP Systems and the effect of amortization of purchased intangible assets on deferred tax liability, partially offset by non-U.S. taxes on income earned in certain countries that was not offset by current year net operating losses in other countries. The tax provision for the second quarter of fiscal 2006 was attributable to non-U.S. taxes on income earned in certain countries that was not offset by current year net operating losses in other countries.

Unrecognized Tax Benefits

The Company adopted the provisions of FIN 48 on January 1, 2007. As of January 1, 2007, the total amount of unrecognized tax benefits recorded in the Condensed Consolidated Balance Sheet was approximately $1.1 million, which, if recognized, would affect the Company’s effective tax rate. The additional amount of unrecognized tax benefits accrued during the first two quarters of fiscal 2007 was $2.0 million. Management believes that events that could occur in the next 12 months and cause a change in unrecognized tax benefits include, but are not limited to, the following:

•                  completion of examinations of the Company’s tax returns by the U.S. or foreign taxing authorities; and

•                  expiration of statue of limitations on the Company’s tax returns.

The calculation of unrecognized tax benefits involves dealing with uncertainties in the application of complex global tax regulations. Uncertainties include, but are not limited to, the impact of legislative, regulatory, and judicial developments, transfer pricing and the application of withholding taxes. Management regularly assesses the Company’s tax positions in light of legislative, bilateral tax treaty, regulatory and judicial developments in the countries in which the Company does business. Management determined that an estimate of the range of reasonably possible change in the amounts of unrecognized tax benefits within the next 12 months cannot be made.

Classification of Interest and Penalties

The Company’s policy is to classify interest expense and penalty, if any, as components of income tax provision in the Condensed Consolidated Statements of Operations. No material amount has been accrued through the first half of fiscal 2007.

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

The Internal Revenue Service (“IRS”) is currently conducting an audit of PowerLight’s federal income tax returns for fiscal 2004. As of July 1, 2007, no material adjustments have been proposed by the IRS.   Changes to PowerLight’s pre-acquisition tax liabilities, if any, would be recorded as a purchase price adjustment.  Management believes that the ultimate outcome of the IRS examination will not have a material impact on the Company’s financial position or results of operations.

Note 12. Segment and Geographical Information

Prior to fiscal year 2007, the Company operated in one business segment comprising the design, manufacture and sale of solar electric power products, imaging and infrared detectors based on its proprietary processes and technologies. Effective January 10, 2007, the Company operated in two business segments: systems and components. The systems segment generally represents sales directly to systems owners of engineering, procurement, construction and other services relating to solar electric power systems that integrate the Company’s solar panels and balance of systems components, as well as materials sourced from other manufactures. The components segment primarily represents sales of the Company’s solar cells, solar panels and inverters to solar systems installers and other resellers. In addition, the components segment includes sales of imaging and infrared detectors to OEMs. The Chief Operating Decision Maker (CODM), as defined by SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information” (SFAS No. 131), assesses the performance of both operating segments using information about its revenue and gross margin.

The following tables present revenue by geography and segment, gross margin by segment, revenue by significant customer and property, plant and equipment information based on geographic region. Revenue is based on the destination of the shipments. Property, plant and equipment are based on the physical location of the assets:

	Three Months Ended		Six Months Ended
	July 1, 2007	July 2, 2006	July 1, 2007	July 2, 2006
Revenue by geography:
United States	37%	25%	38%	28%
Germany	8%	52%	11%	51%
Spain	38%	—%	31%	—%
Austria	10%	—%	9%	—%
Rest of Europe	5%	16%	6%	12%
Asia	1%	5%	5%	6%
Others	1%	2%	—%	3%
	100%	100%	100%	100%
Revenue by segment:
Systems	60%	—%	58%	—%
Components	40%	100%	42%	100%
	100%	100%	100%	100%
Gross margin by segment:
Systems	12%	—%	16%	—%
Components	25%	21%	25%	18%

Significant Customers:		Three Months Ended		Six Months Ended
Customer	Business Segment	July 1, 2007	July 2, 2006	July 1, 2007	July 2, 2006
SolarPack	Systems	34%	—%	20%	—%
Solon AG	Components	11%	29%	11%	28%
MMA Renewable Ventures	Systems	10%	—%	8%	—%
Conergy AG	Components	7%	22%	8%	22%
Elecnor	Systems	4%	—%	10%	—%
PowerLight Corporation	Components	n.a.	15%	n.a.	14%

(In thousands)	July 1, 2007	December 31, 2006
Property, plant and equipment by geography:
United States	$10,517	$8,051
Philippines	285,259	192,335
China	—	2,042
	$295,776	$202,428

Note 13. Commitments and Contingencies

Operating Lease Commitments

The Company leases its San Jose, California facility under a non-cancelable operating lease from Cypress, which expires on April 30, 2011 (see Note 8). The lease also requires the Company to pay property taxes, insurance and certain other costs. The Company also leases its solar cell manufacturing facility in the Philippines from Cypress, under a lease which expires in July 2021 (see Note 8). In December 2005, the Company entered into a 5-year operating lease from an unaffiliated third party for an additional building in the Philippines. The Company also has various lease arrangements for offices in Berkeley, California which expire between 2007 and 2009, as well as for a field office in New Jersey, which expires in 2011. In December 2006, the Company (through SP Systems acquired on January 10, 2007) entered into an eleven-year lease agreement for its facility in Richmond, California, which the Company expects to occupy in the fourth quarter of 2007. Future minimum obligations under all non-cancelable operating leases as of July 1, 2007 are as follows (in thousands):

2007 (remaining six months)	$1,547
2008	4,095
2009	4,200
2010	4,248
2011	3,102
Thereafter	19,665
$36,857

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

The Company also has agreements with several suppliers of polysilicon, ingots, wafers, solar cells and solar panels and which specify future quantities and pricing of products to be supplied by the vendors for periods up to 13 years and provide for certain consequences, such as forfeiture of advanced deposits and liquidated damages relating to previous purchases, in the event that the Company terminates the arrangements (see Note 7).

At July 1, 2007, total obligations related to such supplier agreements was $2.0 billion of which $250.3 million was related to a joint venture (as discussed below). The Company’s non-cancelable purchase orders related to equipment and building improvements totaled approximately $80.7 million.

Future minimum obligations under supplier agreements and non-cancelable purchase orders as of July 1, 2007 and inclusive of minimum obligations under the supply agreement entered into on July 16, 2007 (see Note 16) are as follows (in thousands):

2007 (remaining six months)	$179,731
2008	264,944
2009	341,756
2010	272,739
2011	300,479
Thereafter	676,041
$2,035,690

Joint Venture

In the third quarter of fiscal 2006, the Company entered into an agreement with Woongjin Coway Co., Ltd. (“Woongjin”), a provider of environmental products located in Korea, to form Woongjin Energy Co., Ltd (“Woongjin Energy”), a joint venture to manufacture monocrystalline silicon ingots. Under the joint venture, the Company and Woongjin will fund the joint venture through capital investments. In addition, Woongjin Energy will obtain a $33.0 million loan to be guaranteed by Woongjin. Additionally, the Company will supply polysilicon and technology required for the silicon ingot manufacturing to the joint venture, and the Company will procure the manufactured silicon ingots from the joint venture. Woongjin Energy is expected to begin manufacturing in the fourth quarter of fiscal 2007, and the Company expects to purchase approximately $250 million of silicon ingots from Woongjin Energy under a five-year agreement.

The Company has invested $4.8 million in the joint venture comprised of a 19.9% equity investment valued at $1.5 million and a $3.3 million convertible note that is convertible at the Company’s option into an additional 20.1% equity ownership in the joint venture. The entire investment is classified as “Other Long-Term Assets” in the July 1, 2007 consolidated balance sheet. The Company accounted for its joint venture in Woongjin Energy using the equity method, in which the minority interest in the consolidated statements of operations is immaterial for the three and six-month period ended July 1, 2007. Neither party has contractual obligations to provide any additional funding to the joint venture. As of July 1, 2007, the joint venture was in the development stage and had no operations.

Product Warranties

The Company warrants or guarantees the performance of its solar panels at certain levels of conversion efficiency for extended periods, often as long as 25 years. It also warrants or guarantees the functionality of solar cells and imaging detectors for at least one year. Therefore, the Company maintains warranty reserves to cover potential liability that could result from these guarantees. The Company’s potential liability is generally in the form of product replacement. Warranty reserves are based on the Company’s best estimate of such liabilities and are recognized as a cost of revenue. The Company continuously monitors product returns for warranty failures and maintains a reserve for the related warranty expenses based on historical experience of similar products as well as various other assumptions that are considered reasonable under the circumstances. Warranty charges were $1.4 million and $5.6 million during the three and six months ended July 1, 2007, respectively, and $1.3 million and $1.6 million during the three and six months ended July 2, 2006, respectively.

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

The following summarizes activity within accrued warranty:

	Three Months Ended		Six Months Ended
(In thousands)	July 1, 2007	July 2, 2006	July 1, 2007	July 2, 2006
Balance at beginning of the period	$13,560	$642	$3,446	$574
SP Systems accrued balance at date of acquisition	—	—	6,542	—
Accruals for warranties during the period	1,441	1,346	5,588	1,577
Settlements made during the period	(687)	—	(1,262)	(163)
Balance at the end of the period	$14,314	$1,988	$14,314	$1,988

Indemnifications

The Company is a party to a variety of agreements pursuant to which it may be obligated to indemnify the other party with respect to certain matters. Typically, these obligations arise in connection with contracts and license agreements or the sale of assets, under which the Company customarily agrees to hold the other party harmless against losses arising from a breach of warranties, representations and covenants related to such matters as title to assets sold, negligent acts, damage to property, validity of certain intellectual property rights, non-infringement of third-party rights, and certain tax related matters. In each of these circumstances, payment by the Company is typically subject to the other party making a claim to the Company pursuant to the procedures specified in the particular contract. These procedures usually allow the Company to challenge the other party’s claims or, in case of breach of intellectual property representations or covenants, to control the defense or settlement of any third-party claims brought against the other party. Further, the Company’s obligations under these agreements may be limited in terms of activity (typically to replace or correct the products or terminate the agreement with a refund to the other party), duration and/or amounts. In some instances, the Company may have recourse against third parties and/or insurance covering certain payments made by the Company.

Note 14. Line of Credit

On December 2, 2005, the Company entered into a $25.0 million three-year revolving credit facility (the “Facility”) with affiliates of Credit Suisse Securities (USA) LLC and Lehman Brothers, Inc. The Facility was collateralized by substantially all of the Company’s assets, including the stock of its foreign subsidiaries. Borrowings under the Facility were conditioned upon customary conditions as well as (1) with respect to the first $10.0 million drawn on the Facility, maintenance of cash collateral to the extent of outstanding borrowings (excluding amounts borrowed), and (2) with respect to the remaining $15.0 million of the Facility, satisfaction of a coverage test which was based on the ratio of the Company’s cash flow to capital expenditures. There were no borrowings ever made under the Facility. The Company terminated its agreement with Credit Suisse Securities (USA) LLC and Lehman Brothers, Inc., on July 13, 2007.

In connection with the SP Systems acquisition on January 10, 2007, the Company assumed a line of credit SP Systems had with Union Bank of California, N.A. (“UBOC”) with an outstanding balance of approximately $3.6 million. During the first quarter of fiscal 2007, the Company paid off the outstanding balance in full.

On January 10, 2007, the Company amended and restated the loan agreement with UBOC. The amended and restated loan agreement provided for a $10.0 million trade finance credit facility, which was scheduled to expire on April 30, 2007. This facility allowed the Company to issue commercial and standby letters of credit, but did not provide for any loans. All of the assets of SP Systems secured this trade finance facility. In addition, the agreement required that SP Systems maintain cash equal to the value of letter of credits outstanding in restricted accounts as collateral for letters of credit issued by the bank. On April 27, 2007, the Company through SP Systems entered into an amendment to the loan agreement to, among other things, extend the maturity date to July 31, 2007, and remove the requirement to have cash collateral for letters of credit. The Company guaranteed $10.5 million in connection with the April 27, 2007 amendment including the $10 million trade credit facility and a separate $0.5 million credit card facility through UBOC.

On July 13, 2007, the Company entered into a credit agreement with Wells Fargo Bank, National Association (“Wells Fargo”) that replaced the credit lines with Credit Suisse Securities (USA) LLC, Lehman Brothers, Inc., and UBOC (see Note 16).

Note 15. Senior Convertible Debentures and Share Loan Arrangement

February 2007 Debt Issuance

In February 2007, the Company issued $200.0 million in principal amount of its 1.25% senior convertible debentures (“February 2007 Debentures”). Interest on the February 2007 Debentures will be payable on February 15 and August 15 of each year, commencing August 15, 2007. The February 2007 Debentures will mature on February 15, 2027. Holders may require the Company to repurchase all or a portion of their February 2007 Debentures on each of February 15, 2012, February 15, 2017 and February 15, 2022, or if the Company experiences certain types of corporate transactions constituting a fundamental change. Any repurchase of the Company’s February 2007 Debentures pursuant to these provisions will be for cash at a price equal to 100% of the principal amount of the February 2007 Debentures to be repurchased plus accrued and unpaid interest. In addition, the Company may redeem some or all of the February 2007 Debentures on or after February 15, 2012 for cash at a redemption price equal to 100% of the principal amount of the February 2007 Debentures to be redeemed plus accrued and unpaid interest.

Holders of the February 2007 Debentures may, under certain circumstances at their option, convert the February 2007 Debentures into cash and, if applicable, shares of the Company’s class A common stock initially at a conversion rate of 17.6211 shares (equivalent to an initial conversion price of approximately $56.75 per share), at any time on or prior to maturity. The applicable conversion rate will be subject to customary adjustments in certain circumstances.

The February 2007 Debentures are senior, unsecured obligations of the Company, ranking equally with all existing and future senior unsecured indebtedness of the Company. The February 2007 Debentures are effectively subordinated to the Company’s secured indebtedness to the extent of the value of the related collateral and structurally subordinated to indebtedness and other liabilities of the Company’s subsidiaries. The February 2007 Debentures do not contain any covenants or sinking fund requirements.

February 2007 Share Loan Arrangement

Concurrent with the offering of February 2007 Debentures, the Company lent 2.9 million shares of its class A common stock, all of which are being borrowed by an affiliate of Lehman Brothers Inc. (“LBIE”), one of the underwriters of the February 2007 Debentures. The Company did not receive any proceeds from that offering of class A common stock, but received a nominal lending fee of $0.001 per share for each share of common stock that is loaned pursuant to the share lending agreement described below.

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

 Note 16. Subsequent Events

Credit Agreement with Wells Fargo Bank, National Association

On July 13, 2007, the Company entered into a credit agreement with Wells Fargo providing for a $50.0 million unsecured revolving credit line and a $15.0 million secured letter of credit facility. During the first year of the three-year term of the agreement, the Company may borrow up to $50.0 million, and during the full three-year term, the Company may request that Wells Fargo issue up to $15.0 million in letters of credit. As detailed in the agreement, the Company will pay interest on outstanding borrowings and a fee for outstanding letters of credit. The Company has the ability at any time to prepay outstanding loans. All borrowings must be repaid by July 31, 2008, and all letters of credit shall expire no later than July 31, 2010. The Company concurrently entered into a security agreement with Wells Fargo, granting a security interest in a deposit account to secure its obligations in connection with any letters of credit that might be issued under the credit agreement. In connection with the credit agreement, SunPower North America, Inc., a wholly-owned subsidiary of the Company, and SP Systems, another wholly-owned subsidiary the Company, entered into an associated continuing guaranty with Wells Fargo. The terms of the credit agreement include certain conditions to borrowings, representations and covenants, and events of default customary for financing transactions of this type.

In connection with the Wells Fargo credit agreement, three letters of credits issued by UBOC have been replaced by letters of credit issued by Wells Fargo.  The Company also issued a letter of credit for $7.5 million, expiring on August 8, 2007, through Wells Fargo to UBOC as a requirement by UBOC for the early release of UBOC’s security interest in SP Systems’ assets (see Note 14). In connection with the Wells Fargo credit agreement, the Company terminated its previous credit facility with affiliates of Credit Suisse Securities (USA) LLC and Lehman Brothers, Inc. Our line of credit with UBOC expired on July 31, 2007.

Polysilicon Supply Agreement with Hemlock Semiconductor Corporation

On July 16, 2007, the Company entered into a polysilicon supply agreement with Hemlock Semiconductor Corporation (“Hemlock”). The agreement provides the general terms and conditions pursuant to which the Company will purchase, on a firm commitment basis, fixed annual quantities of polysilicon at specified prices from 2010 through 2019. Under the agreement, the Company is required to make prepayments to Hemlock prior to 2010 in the aggregate amount of $113.2 million in three equal installments. Such prepayments will be used to fund the expansion of Hemlock’s polysilicon manufacturing capacity and will be credited against future deliveries of polysilicon to the Company. The required prepayments, together with the balance of the Company’s firm commitment payment obligations under the agreement, represent a material financial obligation of the Company.

July 2007 Equity and Debt Issuances

In July 2007, the Company issued and sold, in a public offering, 2.7 million shares of class A common stock at a price of $64.50 per share, and issued and sold $225.0 million aggregate principal amount of 0.75% senior convertible debentures due in 2027 (the “July 2007 Debentures”).

The July 2007 Debentures bear interest at a rate of 0.75% per year, payable on February 1 and August 1 of each year, commencing on February 1, 2008. The July 2007 Debentures will mature on August 1, 2027. Holders may require the Company to repurchase all or a portion of their July 2007 Debentures on each of August 1, 2010, August 1, 2015, August 1, 2020, and August 1, 2025, or if the Company is involved in certain types of corporate transactions constituting a fundamental change. Any repurchase of the July 2007 Debentures pursuant to these provisions will be for cash at a price equal to 100% of the principal amount of the July 2007 Debentures to be repurchased plus accrued and unpaid interest. In addition, the Company may redeem some or all of the July 2007 Debentures on or after August 1, 2010 for cash at a redemption price equal to 100% of the principal amount of the July 2007 Debentures to be redeemed plus accrued and unpaid interest.

Holders of the July 2007 Debentures may, under certain circumstances at their option, convert the principal amount of their debentures into cash and, with respect to any amounts in excess of the principal amount, at the Company’s option, additional cash or shares of the Company’s class A common stock initially at a conversion rate of 12.1599 shares (equivalent to an initial conversion price of approximately $82.24 per share) per $1,000 principal amount of July 2007 Debentures, at any time on or prior to maturity. The applicable conversion rate will be subject to customary adjustments in certain circumstances.

The July 2007 Debentures are senior, unsecured obligations of the Company, ranking equally with all existing and future senior unsecured indebtedness of the Company. The July 2007 Debentures are effectively subordinated to the Company’s secured indebtedness to the extent of the value of the related collateral, and structurally subordinated to indebtedness and other liabilities of the Company’s subsidiaries.

Amendment and Restatement of Share Lending Agreement with LBIE

In connection with the issuance of the February 2007 Debentures, the Company lent 2.9 million shares of its class A common stock to LBIE, one of the underwriters of the February 2007 Debentures, to be used to facilitate the establishment by investors in the February 2007 Debentures of hedged positions in the Company’s class A common stock. Under the share lending agreement the Company entered into with LBIE, LBIE was entitled to offer up to 1.0 million of those shares on a delayed basis only to facilitate hedging arrangements for subsequent purchasers of the February 2007 Debentures. In connection with the issuance of the July 2007 Debentures, we amended and restated the share lending agreement with LBIE to enable LBIE to offer any of the 1.0 million shares that remain in LBIE's possession to facilitate hedging arrangements for subsequent purchasers not only of the February 2007 Debentures, but also subsequent purchasers of the July 2007 Debentures and, with the Company’s consent, purchasers of securities the Company may issue in the future. In addition, LBIE has agreed to return to us any borrowed shares in its possession on the date anticipated to be five business days before the closing of a merger or similar business combination transaction intended to qualify as a reorganization under section 368 of the Internal Revenue Code to which we or an affiliate of the Company is a party and upon consummation of which it is reasonably expected that at least 80% of our capital stock (or that of the surviving corporation if the Company is acquired) will be held by non-affiliates of the Company or of such surviving corporation.

July 2007 Share Loan Arrangement

Concurrent with the offering of July 2007 Debentures, the Company lent 1.8 million shares of its class A common stock, all of which are being borrowed by an affiliate of Credit Suisse Securities (USA) LLC (“CSI”), one of the underwriters of the July 2007 Debentures. The Company did not receive any proceeds from that offering of class A common stock, but received a nominal lending fee of $0.001 per share for each share of common stock that is loaned pursuant to the share lending agreement described below.

Share loans under the share lending agreement will terminate and the borrowed shares must be returned to the Company under the following circumstances: (i) CSI may terminate all or any portion of a loan at any time; (ii) the Company may terminate any or all of the outstanding loans upon a default by CSI under the share lending agreement, including a breach by CSI of any of its representations and warranties, covenants or agreements under the share lending agreement, or the bankruptcy of CSI; or (iii) if the Company enters into a merger or similar business combination transaction with an unaffiliated third party (as defined in the agreement), all outstanding loans will terminate on the effective date of such event. In addition, CSI has agreed to return to the Company any borrowed shares in its possession on the date anticipated to be five business days before the closing of certain merger or similar business combinations described in the share lending agreement.  Except in limited circumstances, any such shares returned to the Company cannot be reborrowed.

Any shares loaned to CSI will be issued and outstanding for corporate law purposes and, accordingly, the holders of the borrowed shares will have all of the rights of a holder of the Company’s outstanding shares, including the right to vote the shares on all matters submitted to a vote of the Company’s stockholders and the right to receive any dividends or other distributions that the Company may pay or make on its outstanding shares of class A common stock.

While the share lending agreement does not require cash payment upon return of the shares, physical settlement is required (i.e., the loaned shares must be returned at the end of the arrangement). In view of this and the contractual undertakings of CSI in the share lending agreement, which have the effect of substantially eliminating the economic dilution that otherwise would result from the issuance of the borrowed shares, the Company believes that under generally accepted accounting principles of the United States, the borrowed shares will not be considered outstanding for the purpose of computing and reporting earnings per share. Notwithstanding the foregoing, the shares will nonetheless be issued and outstanding and will be eligible for trading on The Nasdaq Global Market.

Item 2.                                    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q of SunPower Corporation and its subsidiaries (“SunPower” or the “Company”, “Us”, “We” or “Our”) contains forward-looking statements. This Quarterly Report on Form 10-Q also includes data, including forward-looking information, pertaining to PowerLight Corporation, our wholly-owned subsidiary, which we acquired on January 10, 2007, and subsequently named SunPower Corporation, Systems (“SP Systems”). All statements in this Quarterly Report on Form 10-Q, including those made by the management of SunPower, other than statements of historical fact, are forward-looking statements. These forward-looking statements are made pursuant to safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Examples of forward-looking statements include statements regarding our ability to obtain polysilicon ingots or wafers, future financial results, operating results, business strategies, projected costs, products, competitive positions, management’s plans and objectives for future operations, and industry trends. These forward-looking statements are based on management’s estimates, projections and assumptions as of the date hereof and include the assumptions that underlie such statements. Forward-looking statements may contain words such as “may,” “will,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” and “continue,” the negative of these terms, or other comparable terminology. Any expectations based on these forward-looking statements are subject to risks and uncertainties and other important factors, including those discussed below and in the section titled “PART II — OTHER INFORMATION, ITEM 1A. RISK FACTORS.” Other risks and uncertainties are disclosed in our prior filings with the Securities and Exchange Commission (“SEC”), including our 2006 Annual Report on Form 10-K, Quarterly Report on Form 10-Q for the period ended April 1, 2007, and Current Reports on Form 8-K. These and many other factors could affect our future financial condition and operating results and could cause actual results to differ materially from expectations based on forward-looking statements made in this document or elsewhere by us or on our behalf. We undertake no obligation to revise or update any forward-looking statements.

The following information should be read in conjunction with the Consolidated Financial Statements and the accompanying Notes to Consolidated Financial Statements included in this Quarterly Report on Form 10-Q. Our fiscal quarters end on the Sunday closest to the end of the applicable calendar quarter. All references to fiscal periods apply to our fiscal quarters or year which ends on the Sunday closest to the calendar month end.

Overview

We design, manufacture and market high-performance solar electric power technology. Our solar cells and solar panels are manufactured using proprietary processes and technologies based on more than 15 years of research and development. We believe our solar cells have the highest conversion efficiency, a measurement of the amount of sunlight converted by the solar cell into electricity, of all the solar cells available for the mass market. Our solar power products are sold through our components business segment, or our components segment. In January 2007, we acquired PowerLight, which developed, engineered, manufactured and delivered large-scale solar power systems. These activities are now performed by our systems business segment, or our systems segment. Our solar power systems, which generate electric energy, integrate solar cells and panels manufactured by us as well as other suppliers.

Components segment:  Our components segment sells solar power products, including solar cells, solar panels and inverters, which convert sunlight to electricity compatible with the utility network. We believe our solar cells provide the following benefits compared with conventional solar cells:

•       superior performance, including the ability to generate up to 50% more power per unit area;

•       superior aesthetics, with our uniformly black surface design that eliminates highly visible reflective grid lines and metal interconnect ribbons; and

•       efficient use of silicon, a key raw material used in the manufacture of solar cells.

We sell our solar components products to installers and resellers for use in residential and commercial applications where the high efficiency and superior aesthetics of our solar power products provide compelling customer benefits. We also sell products for use in multi-megawatt solar power plant applications. In many situations, we offer a materially lower area-related cost structure for our customers because our solar panels require a substantially smaller land area than conventional solar technology and half or less of the land area of commercial solar thin film technologies. We sell our products in countries in Europe, Asia and North America, principally in regions where government incentives have accelerated solar power adoption.

We manufacture our solar cells at our manufacturing facilities in the Philippines. We currently operate four cell manufacturing lines in our first solar cell manufacturing facility, with a total rated manufacturing capacity of approximately 108 megawatts per year. In addition, we recently began operating the first line in a second solar cell manufacturing facility in the Philippines, which is designed to house up to ten manufacturing lines. We expect three manufacturing lines in this new facility to be operational by the end of 2007, resulting in a total of seven manufacturing lines with an aggregate production capacity of 207 megawatts per year. By the end of 2008, we plan to operate 12 solar cell manufacturing lines with an aggregate manufacturing capacity of 372 megawatts per year. We have recently announced plans to begin production in late 2009 on the first line of a third solar cell manufacturing facility designed to have an aggregate manufacturing capacity of 500 megawatts per year.

We manufacture our solar panels at our automated panel manufacturing factory located in the Philippines. Our solar panels are also manufactured for us by a third-party subcontractor in China. We currently operate one solar panel manufacturing line with a rated manufacturing capacity of 30 megawatts of solar panels per year. We plan to begin operating a second solar panel manufacturing facility by the end of 2007 that is designed to house up to ten manufacturing lines. We have ordered equipment for three new solar panel manufacturing lines that we expect to begin operating in the fourth quarter of 2007 and the first quarter of 2008. We expect to move our currently operating manufacturing line to this facility in the future.

Our SunPower branded inverters are manufactured for us by multiple suppliers.

Systems segment:  We sell solar power systems, which may include services such as development, engineering, procurement of permits and equipment, construction management, access to financing, monitoring and maintenance, directly to system owners. Our systems segment is comprised primarily of the business we acquired from SP Systems in January 2007. Our customers include commercial and governmental entities, investors, utilities and production home builders. We work with construction, system integration and financing companies to deliver our solar power systems to customers. Our solar power systems generate electricity over a system design life typically exceeding 25 years and are principally designed to be used in large-scale applications with system ratings of more than 300 kilowatts. Worldwide, we have completed or are in the process of completing over 350 projects, rated in aggregate at over 200 megawatts peak capacity.

We have solar power system projects completed or in the process of being completed in various countries including Germany, Portugal, South Korea, Spain and the United States. In the United States, we sell distributed rooftop and ground-mounted solar power systems as well as central-station power plants. Distributed solar power systems are typically rated up to one megawatt of capacity to provide a supplemental, distributed source of electricity for a customer’s facility. Many customers choose to purchase solar electricity from our systems under a power purchase agreement with a financing company which buys the system from us. We are currently constructing an approximately 15 megawatt solar power plant at Nellis Air Force Base in Nevada, which will be operated under a power purchase agreement structure. In Europe and South Korea, our products and systems are typically purchased by a financing company and operated as a central station solar power plant. These power plants are rated with capacities of approximately one to 20 megawatts, and generate electricity for sale under tariff to regional and public utilities.

We manufacture certain of our solar power system products at our manufacturing facilities in California and at other facilities located close to our customers. Some of our solar power system products are also manufactured for us by third party suppliers.

 Acquisition of PowerLight Corporation

On January 10, 2007, we completed our merger transaction involving PowerLight. Upon the completion of the merger, all of the outstanding shares of PowerLight, and a portion of each vested option to purchase shares of PowerLight, were cancelled, and all of the outstanding options to purchase shares of PowerLight (other than the portion of each vested option that was cancelled) were assumed by us in exchange for aggregate consideration of (i) approximately $120.7 million in cash plus (ii) a total of 5,708,723 shares of class A common stock, inclusive of (a) 1,145,643 shares of class A common stock which may be issued upon the exercise of assumed vested and unvested PowerLight stock options and (b) 1,675,881 shares of class A common stock issued to employees of PowerLight in connection with the merger which, along with 530,238 of the shares issuable upon exercise of assumed PowerLight stock options, are subject to certain transfer restrictions and a repurchase option held by us, both of which lapse over a two-year period under the terms of equity restriction agreements. Under the terms of the merger agreement, we also issued an additional 204,623 shares of restricted class A common stock to certain employees of PowerLight, which shares are subject to certain transfer restrictions which will lapse over 4 years. In June 2007, the Company changed PowerLight’s name to SunPower Corporation, Systems, or SP Systems, to capitalize on SunPower’s name recognition.

The total consideration related to the acquisition was as follows:

(In thousands)	Shares	Fair Value at January 10, 2007
Purchase consideration:
Cash	—	$120,694
Common stock	2,961	111,266
Stock options assumed that are fully vested	618	21,280
Direct transaction costs	—	2,958
Total purchase consideration	3,579	256,198
Future stock compensation:
Restricted stock	1,146	$43,046
Stock options assumed but that are unvested	984	35,126
Total future stock compensation	2,130	78,172
Total purchase consideration and future stock compensation	5,709	$334,370

Purchase Price Allocation

Under the purchase method of accounting, the total purchase price as shown in the table above was allocated to SP Systems’ net tangible and intangible assets based on their estimated fair values as of the date of acquisition. The purchase price has been allocated based on management’s best estimates. The fair value of our class A common stock issued was determined based on the average closing prices for a range of trading days around the announcement date (November 15, 2006) of the transaction. The fair value of stock options assumed was estimated using the Black-Scholes model with the following assumptions: volatility of 90%, expected life ranging from 2.7 years to 6.3 years, and risk-free interest rate of 4.6%.

The allocation of the purchase price and the estimated useful lives associated with the acquired assets and liabilities on January 10, 2007 was as follows:

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

In June 2007, we changed our branding strategy and consolidated all of our product and service offerings under the SunPower tradename. To reinforce the new branding strategy, we formally changed the name of PowerLight to SunPower Corporation, Systems, or SP Systems. The fair value of PowerLight tradenames was valued at $15.5 million at the date of acquisition and ascribed a useful life of 5 years. The determination of the fair value and useful life of the tradename was based on our previous strategy of continuing to market our systems products and services under the PowerLight brand. Based on the change in our branding strategy, during the three-month period ended July 1, 2007 we recognized an impairment charge of $14.1 million which represented the net book value of the PowerLight tradename.

Relationship with Cypress Semiconductor Corporation

Cypress made a significant investment in SunPower in 2002. On November 9, 2004, Cypress completed a reverse triangular merger with us in which all of the outstanding minority equity interest of SunPower was retired, effectively giving Cypress 100% ownership of all of our then outstanding shares of capital stock but leaving our unexercised warrants and options outstanding. After completion of our initial public offering in November 2005, Cypress held, in the aggregate, 52,033,287 shares of class B common stock.

On May 4, 2007, Cypress completed the sale of 7,500,000 shares of class B common stock in an offering pursuant to Rule 144 of the Securities Act. Such shares converted to 7,500,000 shares of class A common stock upon the sale. As of July 1, 2007, including the effect of the sale completed in May 2007 and the secondary public offering in June 2006, Cypress owned 44,533,287 shares of class B common stock, which represented approximately 59% of the total outstanding shares of the our common stock, or approximately 55% of such shares on a fully diluted basis after taking into account outstanding stock options (or 53% of such shares on a fully diluted basis after taking into account outstanding stock options and loaned shares to underwriters of our convertible indebtedness), and 91% of the voting power of our total outstanding common stock. After the public offerings of class A common stock and senior convertible debentures on July 31, 2007, Cypress held approximately 57% of the total outstanding shares of our common stock, or approximately 53% of such shares on a fully diluted basis after taking into account outstanding stock options (or 50% of such shares on a fully diluted basis after taking into account outstanding stock options and loaned shares to underwriters of our convertible indebtedness) and 90% of the voting power of our total outstanding common stock.

Cypress, its successors in interest or its subsidiaries may convert their shares of class B common stock into shares of class A common stock on a one-for-one basis at any time. Cypress announced on October 6, 2006 and reiterated on October 19, 2006 that it was exploring ways in which to allow its stockholders to fully realize the value of its investment in SunPower. Cypress has made public statements since October 19, 2006 that were consistent with these announcements.

Critical Accounting Policies

Our critical accounting policies are disclosed in our Form 10-K for the year ended December 31, 2006 and have not changed materially as of July 1, 2007, with the exception of the following:

Revenue and Cost Recognition for Construction Contracts

We recognize revenues from fixed price contracts under AICPA Statement of Position (“SOP”) 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts,” using the percentage-of-completion method of accounting. Under this method, revenue is recognized as work is performed based on the percentage that incurred costs bear to estimated total forecasted costs utilizing the most recent estimates of forecasted costs.

Incurred costs include all direct material, labor, subcontract costs, and those indirect costs related to contract performance, such as indirect labor, supplies, tools and repairs. Job material costs are included in incurred costs when the job materials have been installed. Where contracts stipulate that title to job materials transfers to the customer before installation has been performed, revenue is deferred and recognized upon installation, in accordance with the percentage-of-completion method of accounting. Job materials are considered installed materials when they are permanently attached or fitted to the solar power system as required by the job’s engineering design.

Due to inherent uncertainties in estimating cost, job costs estimates are reviewed and/or updated by management working within the systems segment. The systems segment determines the completed percentage of installed job materials at the end of each month; generally this information is also reviewed with the customer’s on-site representative. The completed percentage of installed job materials is then used for each job to calculate the month-end job material costs incurred. Direct labor, subcontractor, and other costs are charged to contract costs as incurred. Provisions for estimated losses on uncompleted contracts, if any, are recognized in the period in which the loss first becomes probable and reasonably estimable. Contracts may include profit incentives such as milestone bonuses. These profit incentives are included in the contract value when their realization is reasonably assured.

As of July 1, 2007, the asset, “Costs and estimated earnings in excess of billings,” which represents revenues recognized in excess of amounts billed, was $23.5 million. The liability, “Billings in excess of costs and estimated earnings,” which represents billings in excess of revenues recognized, was $48.6 million.

Cash in Restricted Accounts

Cash in restricted accounts represents collateral for letters of credit issued by a commercial bank in favor of our suppliers and customers. Generally, the funds will be released upon payment to the suppliers and the successful completion of the customer contracts. As of July 1, 2007, we did not have cash in restricted accounts.

Deferred Project Costs

Deferred project costs represent uninstalled materials on contracts for which title had transferred to the customer and are recognized as deferred assets until installation. As of July 1, 2007, deferred project costs totaled $24.9 million.

Foreign Currency Translation

Assets and liabilities of SP Systems’ wholly-owned foreign subsidiaries are translated from their respective functional currencies at exchange rates in effect at the balance sheet date, and revenues and expenses are translated at average exchange rates prevailing during the applicable period. The resulting translation adjustment as of July 1, 2007 was $1.9 million and is reflected as a component of accumulated other comprehensive income (loss) in stockholders’ equity.

Purchase Accounting

We record all assets and liabilities acquired in purchase acquisitions, including goodwill, identified intangible assets and in-process research and development, at fair value as required by SFAS No. 141, “Business Combinations.” The initial recording of goodwill, identified intangible assets and in-process research and development requires certain estimates and assumptions especially concerning the determination of the fair values and useful lives of the acquired intangible assets. The judgments made in the context of the purchase price allocation can materially impact our future results of operations. Accordingly, for significant acquisitions, we obtain assistance from third party valuation specialists. The valuations are based on information available at the acquisition date. Goodwill is not amortized but is subject to annual tests for impairment or more often if events or circumstances indicate they may be impaired. Other identified intangible assets are amortized over their estimated useful lives and are subject to impairment if events or circumstances indicate a possible inability to realize the carrying amount.

In-Process Research and Development Charge, or IPR&D Charge

In connection with the acquisition of SP Systems, we recorded an IPR&D charge of $9.6 million in the first quarter of fiscal 2007, as technological feasibility associated with the in-process research and development projects had not been established and no alternative future use existed.

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

The value of in-process research and development was determined using the income approach method, which calculated the sum of the discounted future cash flows attributable to the projects once commercially viable using a 40% discount rate, which were derived from a weighted-average cost of capital analysis and adjusted to reflect the stage of completion of the projects and the level of risks associated with the projects. The percentage of completion for each project was determined by identifying the research and development expenses invested in the project as a ratio of the total estimated development costs required to bring the project to technical and commercial feasibility. The following table summarizes certain information of each significant project:

Design Automation Tool	Stage of Completion	Total Cost Incurred to Date	Total Costs for the Project	Completion Date
As of January 10, 2007 (acquisition date)	5%	$0.2 million	$2.6 million	Dec 2010
As of July 1, 2007	30%	$0.8 million	$2.6 million	Jun 2008

Tracking System and Other	Stage of Completion	Total Cost Incurred to Date	Total Costs for the Project	Completion Date
As of January 10, 2007 (acquisition date)	30%	$0.2 million	$0.8 million	Jul 2007
As of July 1, 2007	100%	$0.8 million	$0.8 million	Jun 2007

Status of In-Process Research and Development Projects:

As of July 1, 2007, we have incurred total post-acquisition costs of approximately $0.6 million related to the design automation tool project and estimate that an additional investment of $1.8 million will be required to complete the project. We expect to complete the design automation tool project by June 2008, approximately two and a half years earlier than the original estimate.

During the second quarter of fiscal 2007, we have completed the tracking systems project and incurred total project costs of $0.8 million, of which $0.6 million was incurred after the acquisition.

The development of the design automation tool remains a significant risk due to factors including the remaining efforts to achieve technical viability, rapidly changing customer markets, uncertain standards for new products, and competitive threats. The nature of the efforts to develop these technologies into commercially viable products consists primarily of planning, designing, experimenting, and testing activities necessary to determine that the technologies can meet market expectations, including functionality and technical requirements. Failure to bring these products to market in a timely manner could result in a loss of market share or a lost opportunity to capitalize on emerging markets and could have a material adverse impact on our business and operating results.

Results of Operations for Three-month and Six-month Periods Ended July 1, 2007 and July 2, 2006

Revenue

The following table sets forth the percentage relationship of certain items to our revenue during the periods shown:

	Three Months Ended		Year-over -	Six Months Ended		Year-over -
	(in thousands)		Year	(in thousands)		Year
	July 1, 2007	July 2, 2006	Change	July 1, 2007	July 2, 2006	Change
Systems revenue	$104,037	$—	n.a.	$182,532	$—	n.a.
Components revenue	69,729	54,695	27%	133,581	96,653	38%
Total revenue	$173,766	$54,695	218%	$316,113	$96,653	227%

We generate revenue from two business segments, as follows:

1.                       Systems segment — This segment represents sales of engineering, procurement, construction and other services relating to solar electric power systems that integrate our solar panels and balance of systems components, as well as materials sourced from other manufactures. Systems segment revenues for the three and six months ended July 1, 2007 were $104.0 million and $182.5 million, respectively, which accounted for 60% and 58%, respectively, of our total revenue. We had no systems segment revenue for the three and six months ended July 2, 2006. Our systems segment revenue is largely dependent on the timing of revenue recognition on large construction projects and, accordingly, will fluctuate from period to period. Gross margin for the system segment was $12.5 million and $28.5 million for the three and six months ended July 1, 2007, respectively, or 12% and 16% of systems segment revenue, respectively. Gross margin in our systems segment is affected by a number of factors, particularly the mix of projects sourced with our panels versus projects using solar panels purchased from other suppliers.

2.                       Components segment — This segment primarily represents sales of our solar cells, solar panels and inverters to solar systems installers and other resellers. In addition, our components segment includes sales of imaging and infrared detectors to OEMs. Components segment revenues to unaffiliated customers for the three and six months ended July 1, 2007 were $69.7 million and $133.6 million, respectively, as compared to $54.7 million and $96.7 million for the three and six months ended July 2, 2006, respectively. The components segment accounted for 40% and 42% of our total revenue for the three and six months ended July 1, 2007, respectively, and 100% of our revenue for each of the three and six months ended July 2, 2006. Gross margin for the components segment was $17.3 million and $33.7 million, or 25% of segment revenue for each of the three and six months ended July 1, 2007, respectively, as compared to $11.4 million and $17.1 million, or 21% and 18% of revenue, for the three and six months ended July 2, 2006, respectively.

During the three and six-month period ended July 1, 2007, our revenue of approximately $173.8 million and $316.1 million, respectively, represented increases of 218% and 227%, respectively, from revenue reported in the comparable periods of 2006. The marked increase in revenue during the three and six-month periods ended July 1, 2007 compared to the same periods of 2006 resulted from the combination of an increase in components revenue of approximately $15.0 million and $36.9 million during the three and six-month period ended July 1, 2007, respectively, and the addition of $104.0 million and $182.5 million in systems revenue for the three and six-month periods ended July 1, 2007, respectively. The increase in components revenue is attributable to the continued increase in the demand for our solar cells and solar panels since we began commercial production in late 2004 and continued increases in unit production and unit shipments of both solar cells and solar panels as we have expanded our solar manufacturing capacity. During the first three quarters of 2006, we had three solar cell manufacturing lines in operation with an approximate annual production capacity of 75 megawatts. Since then, we added a fourth 33 megawatt line during the fourth quarter of 2006, and we expect to commence commercial production in our 5th, 6th, and 7th solar cell lines by the end of 2007. Each of these lines is expected to have a rated solar cell production capacity of approximately 33 megawatts per year.

From 2005 through the second quarter of 2007, our components segment has experienced a modest increase in average selling prices for our solar products, primarily relating to our solar cells and solar panels. Accordingly, our components segments’ average selling prices were slightly higher during the three and six-month periods ended July 1, 2007 compared to the same periods of 2006. However, we expect average selling prices for our solar power products to decline over time as the market becomes more competitive, as new products are introduced and as manufacturers are able to lower their manufacturing costs and pass on some of the savings to their customers, similar to our experience historically in our imaging products.

We have six customers that each accounted for more than 10 percent of our total revenue in one or more of the three and six-month periods ended July 1, 2007 and July 2, 2006, as follows:

(percentage of total revenue)		Three Months Ended		Six Months Ended
Customer	Business Segment	July 1, 2007	July 2, 2006	July 1, 2007	July 2, 2006
SolarPack	Systems	34%	—%	20%	—%
Solon AG	Components	11%	29%	11%	28%
MMA Renewable Ventures	Systems	10%	—%	8%	—%
Conergy AG	Components	7%	22%	8%	22%
Elecnor	Systems	4%	—%	10%	—%
PowerLight Corporation	Components	n.a.	15%	n.a.	14%

International sales comprise the majority of revenue for both our systems and components segments. International sales represented approximately 63% and 62% of our total revenue for the three and six months ended July 1, 2007, respectively, as compared to 75% and 72% of our total revenue for the three and six months ended July 2, 2006, respectively, and we expect international sales to remain a significant portion of overall sales for the foreseeable future. Domestic sales as a percentage of our total revenue increased approximately 12% and 10% for the three and six months ended July 1, 2007, respectively, as compared to the three and six months ended July 2, 2006, as a result of the inclusion of systems segment revenue in 2007.

Cost of Revenue

Our components segment’s cost of revenue consists primarily of silicon ingots and wafers used in the production of solar cells, along with other materials such as chemicals and gases that are needed to transform silicon wafers into solar cells. Other factors contributing to cost of revenue include amortization of intangible assets, depreciation, provisions for estimated warranty, salaries, personnel-related costs, facilities expenses and manufacturing supplies associated with solar cell fabrication. For our solar panels, our cost of revenue includes the cost of solar cells and raw materials such as glass, frame, backing and other materials, as well as the assembly costs we pay to our third-party subcontractor in China. Additionally, we recently began production within our own solar panel assembly facility in the Philippines which incurs labor, depreciation, utilities and other occupancy costs. We expect cost of revenue to increase in absolute dollars as we bring on additional capacity and increase our production volume. We anticipate continued increases in our cost of polysilicon during the remainder of 2007 which will also contribute to higher cost of revenue. Despite the absolute increase in cost of revenue dollars, we expect our cost of revenue to fluctuate as a percentage of revenue depending on many factors such as capacity utilization, production yields and product sales mix.

On January 10, 2007, we acquired PowerLight Corporation for aggregate total purchase consideration of $334.4 million. This consideration included future stock-based compensation for some of SP Systems’ executives and employees. In connection with the acquisition there were $79.5 million of identifiable purchased intangible assets, of which $56.8 million will be amortized to cost of revenues on a straight-line basis over periods ranging from one to five years. These acquired assets include patents, technology, tradenames and backlog. Due to our new branding strategy and changing PowerLight’s name to SunPower Corporation, Systems, or SP Systems, during the three-month period ended July 1, 2007, the PowerLight tradename asset with a net book value of $14.1 million and ascribed a useful life of 5 years was written off as an impairment of acquisition-related intangible assets. As such, the remaining balance of $41.2 million relating to purchased patents, technology and backlog will be amortized to cost of revenues on a straight-line basis over periods ranging from one to four years.

On November 9, 2004, Cypress acquired us in a transaction that effectively gave Cypress 100% ownership of all of our then outstanding shares of capital stock but left our unexercised warrants and options outstanding. As a result of that transaction, we were required to record Cypress’ cost of acquiring us in our financial statements, including its equity investment and pro rata share of our losses by recording intangible assets, including purchased technology, patents, trademarks and a distribution agreement. The fair value for these intangibles is being amortized as a component of cost of revenue over two to six years on a straight-line basis. During each of the first two quarters of 2007 and 2006, amortization of these intangible assets was $1.2 million.

Our components segment gross profit each quarter is affected by a number of factors, including average selling prices for our products, our product mix, our actual manufacturing costs, the utilization rate of our wafer fabrication facility and changes in amortization of intangible assets. To date demand for our solar power products has been robust and our production output has increased allowing us to spread a significant amount of our fixed costs over relatively high production volume, thereby reducing our per unit fixed cost. We currently operate four solar cell manufacturing lines with total production capacity of 108 megawatts per year. We purchased a building in the Philippines that is expected to eventually house 10 solar cell production lines with a total factory output capacity of over 300 megawatts per year. As we build additional manufacturing lines or facilities, our fixed costs will increase, and the overall utilization rate of our wafer fabrication facilities could decline, which could negatively impact our gross profit. This decline may continue until a line’s manufacturing output reaches its rated practical capacity.

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

Our systems segment cost of revenue consists primarily of solar panels, mounting systems, inverters and subcontractor costs. Other factors contributing to cost of revenue include amortization of intangible assets, depreciation, provisions for warranty, salaries, personnel-related costs, freight, royalties, and manufacturing supplies associated with contracting revenues. The cost of solar panels is the single largest cost element in our systems segment cost of revenue. We expect our systems segment cost of revenue to fluctuate as a percentage of revenue depending on many factors such as the cost of solar panels, the cost of inverters, subcontractor costs, freight costs, and other project related costs. In particular, our systems segment generally experiences better gross margin on construction projects that utilize SunPower solar panels compared to construction projects that utilize solar panels purchased from third parties. Over time, we expect that our systems segment will increase the percentage of its construction projects sourced with SunPower solar panels from approximately 20% to 30% in 2007 and up to as much as 50% in 2008. Accordingly, over time we expect that our systems segment will source an increasing percentage of its construction projects with SunPower solar panels.  Our systems segment cost of revenue will also fluctuate from period to period due to the mix of projects completed and recognized as revenue, in particular between large projects and large commercial installation projects that may or may not include solar panels. Our gross profit each quarter is affected by a number of factors, including the types of projects in process and their various stages of completion, the gross margins estimated for those projects in progress, and the actual system group department overhead costs. Generally, revenues from materials-only sales contracts generate a higher gross margin percentage for our systems segment than revenue generated from construction projects.

Almost all of our system segment construction contracts are fixed price contracts. However, we have in several instances obtained change orders that reimburse us for additional unexpected costs due to various reasons. The systems segment also has long-term agreements for solar cell and panel purchases with several major solar panel manufacturers, some with liquidated damages and/or take or pay type arrangements. An increase in project costs, including solar panel, inverter and subcontractor costs, over the term of a construction contract could have a negative impact on our system segment’s overall gross profit. Our systems segment gross profit may also be impacted by certain adjustments for inventory reserves. We are seeking to improve gross profit over time as we implement cost reduction efforts, improve manufacturing processes, and seek better and less expensive materials globally, and as we grow the business to attain economies of scale on fixed costs. Any increase in gross profit based on these items, however, could be partially or completely offset by increased raw material costs or our inability to increase revenues in line with expectations, and other competitive pressures on gross margin.

Cost of revenue as a percentage of revenue and the year-over-year change were as follows:

	Three Months Ended		Year-over -	Six Months Ended		Year-over -
	(in thousands)		Year	(in thousands)		Year
	July 1, 2007	July 2, 2006	Change	July 1, 2007	July 2, 2006	Change
Cost of systems revenue	$91,518	$—	n.a.	$153,984	$—	n.a.
Cost of components revenue	52,456	43,248	21%	99,912	79,514	26%
Total cost of revenue	$143,974	$43,248	233%	$253,896	$79,514	219%

Total cost of revenue as a percentage of revenue	83%	79%		80%	82%
Total gross margin percentage	17%	21%		20%	18%

Detail to cost of revenue by segment for the three-month period ended is as follows:

	Systems		Year-over -	Components		Year-over -
	(in thousands)		Year	(in thousands)		Year
	July 1, 2007	July 2, 2006	Change	July 1, 2007	July 2, 2006	Change
Amortization of purchased intangible assets	$5,564	$—	n.a.	$1,123	$1,175	(4%)
Stock-based compensation	2,189	—	n.a.	1,009	243	315%
Factory pre-operating costs	345	—	n.a.	1,233	—	n.a.
All other cost of revenue	83,420	—	n.a.	49,091	41,830	17%
Total cost of revenue	$91,518	$—	n.a.	$52,456	$43,248	21%

Total cost of revenue as a percentage of revenue	88%	—		75%	79%
Total gross margin percentage	12%	—		25%	21%

Detail to cost of revenue by segment for the six-month period ended is as follows:

	Systems		Year-over -	Components		Year-over -
	(in thousands)		Year	(in thousands)		Year
	July 1, 2007	July 2, 2006	Change	July 1, 2007	July 2, 2006	Change
Amortization of purchased intangible assets	$10,510	$—	n.a.	$2,246	$2,350	(4)%
Stock-based compensation	4,186	—	n.a.	1,262	436	189%
Factory pre-operating costs	530	—	n.a.	2,264	—	n.a.
All other cost of revenue	138,758	—	n.a.	94,140	76,728	23%
Total cost of revenue	$153,984	$—	n.a.	$99,912	$79,514	26%

Total cost of revenue as a percentage of revenue	84%	—		75%	82%
Total gross margin percentage	16%	—		25%	18%

Overall, our cost of revenue during the three and six months ended July 1, 2007 were substantially higher than during the three and six months ended July 2, 2006 primarily as a result of increased cost of revenue associated with operating more production lines and producing substantially higher unit volume in our components segment, as well as the inclusion of systems segment cost of revenue for the period subsequent to January 10, 2007. Our cost of revenue as a percentage of revenue remained relatively stable at 83% and 80% for the three and six months ended July 1, 2007, respectively, compared to 79% and 82% for the three and six months ended July 2, 2006, respectively. Our components cost of revenue as a percentage of revenue has declined to 75% for the three and six months ended July 1, 2007, compared to 79% and 82% for the three and six months ended July 2, 2006, respectively. The decrease in components cost of revenue as a percentage of revenue reflects improved manufacturing economies of scale associated with markedly higher production volume and improved yields, offset partially by higher costs of raw materials such as polysilicon. In the first quarter of 2007, our systems segment gross margin was substantially higher than in the second quarter of 2007 as a result of a favorable mix of business than is typical of this business. Overall, we believe this favorable mix of business improved our overall gross margin for the six-month period ended July 1, 2007 by approximately four percentage points above what we expected from our systems segment. In addition, during the first quarter of 2007, we received a $2.7 million settlement from one of our suppliers in connection with defective materials sold to us during 2006. This settlement was reflected as a reduction to cost of revenues in the six-month period ended July 1, 2007.

Our improvement in cost of revenue as a percentage of revenue during the first half of 2007 compared to the first half of 2006 was offset partially by a $5.6 million and $10.5 million increase in amortization of intangible assets for the three and six months ended July 1, 2007, respectively, associated with our acquisition of SP Systems. Additionally, in the first two quarters of 2007, we incurred pre-operating costs associated with our new solar cell and solar panel manufacturing facilities. Our solar panel facility began production in the first quarter of 2007 and our new solar cell line is expected to begin initial production in the third quarter of 2007. Such pre-operating costs totaled $1.8 million and $3.1 million in the three and six months ended July 1, 2007, respectively, and included compensation and training costs for factory workers and utilities and consumable materials associated with preproduction activities.

Our gross margin is likely to fluctuate based on changes in the relative proportion of components versus systems segment revenues in a particular period. Our components segment gross margin will fluctuate in the future depending on unit demand, change in the average selling prices of our products, the mix of products and services that we sell, our actual manufacturing costs, our factory performance particularly with respect to volume and yields and changes in amortization of intangible assets. Our system segment, including our solar power system engineering, procurement and construction contract cost of revenues is highly dependent on the market price of materials used in construction, particularly the cost of solar panels and steel. We may also be faced with inventory write-offs or write-downs depending on current or projected demand for our products.

Research and Development Expense

Research and development expense and in-process research and development expense as a percentage of revenue and the year-over-year change were as follows:

	Three Months Ended		Year-over -	Six Months Ended		Year-over -
	(in thousands)		Year	(in thousands)		Year
	July 1, 2007	July 2, 2006	Change	July 1, 2007	July 2, 2006	Change
Research & development expense	$2,821	$2,588	9%	$5,757	$4,584	26%
Purchased in-process research & development expense	—	—	n.a.	9,575	—	n.a.
Research & development as a percentage of revenue	2%	5%		2%	5%
In-process research & development as a percentage of revenue	n.a.	n.a.		3%	n.a.

During the three and six-month periods ended July 1, 2007, our total research and development expenses were $2.8 million and $15.3 million, respectively, which represents increases of 9% and 234%, respectively, from research and development expenses reported in the comparable periods of 2006. The increase in research and development spending during the three and six-month periods of 2007 compared to the same periods of 2006 resulted primarily from increases in: (i) salaries, benefits and stock-based compensation costs as a result of increased headcount, including headcount additions attributable to the acquisition of SP Systems; (ii) stock-based compensation and amortization of intangibles related to the SP Systems acquisition; and (iii) additional material and equipment costs incurred for the development of our next generation of more efficient solar cells and thinner polysilicon wafers for solar cell manufacturing, as well as development of new processes to automate solar panel assembly operations. These increases were partially offset by a decrease in consulting service fees as well as by cost reimbursements received from various government entities in the U.S.

Research and development expense for the six months ended July 1, 2007 consists primarily of $9.6 million of purchased in-process research and development expense resulting from the acquisition of SP Systems as well as salaries and related personnel costs, depreciation and the cost of solar cells and solar panel materials and services used for the development of products, including experiment and testing. Payments received under governmental research and development cost sharing contracts are credited as an offset to our research and development expense. Such billings totaled approximately $0.8 million and $1.0 million for the three and six months ended July 1, 2007, respectively, as compared to $0.3 million and $0.5 million for the three and six months ended July 2, 2006, respectively. Subject to final negotiations with the government agencies involved, our existing governmental contracts are expected to offset approximately $5.0 million to $8.0 million of our research and development expenses in each of 2007, 2008 and 2009.

We expect our research and development expense to increase in absolute dollars as we continue to develop new processes to further improve the conversion efficiency of our solar cells and reduce their manufacturing cost, and as we develop new products to diversify our product offerings. In addition, in the first quarter of 2007, SunPower and SP Systems were selected for a combined award, pending finalization of the award agreement, under the Department of Energy’s Solar America Initiative (SAI), for up to $8.5 million in the first budgetary period following negotiation of the agreement. Total funding for the three-year effort is estimated to be $24.7 million. The Company’s cost share requirement under this program is anticipated to be $27.9 million.

Sales, General and Administrative

Sales, general and administrative expense as a percentage of revenue and the year-over-year change were as follows:

	Three Months Ended		Year-over -	Six Months Ended		Year-over -
	(in thousands)		Year	(in thousands)		Year
	July 1, 2007	July 2, 2006	Change	July 1, 2007	July 2, 2006	Change
Sales, general & administrative	$26,109	$4,985	424%	$48,480	$9,366	418%
As a percentage of revenue	15%	9%		15%	10%

During the three and six-month periods ended July 1, 2007, our sales, general and administrative expenses were $26.1 million and $48.5 million, respectively, which represent increases of 424% and 418%, respectively, from sales, general and administrative expenses reported in the comparable periods of 2006. The increase in our sales, general and administrative expenses in both the three and six-month periods ended July 1, 2007 compared to the same periods of 2006 is primarily the result of the acquisition and integration of SP Systems, particularly compensation, including stock-based compensation. In addition, our sales, general and administrative expenses higher spending to support the growth of our business, particularly increased headcount and payroll related costs, including stock-based compensation, in all areas of sales, marketing, finance and information technology, as well as increased outside professional fees for legal and accounting services. During the three and six-month periods ended July 1, 2007, stock-based compensation included in our sales, general and administrative expenses were $9.7 million and $17.5 million, respectively, which compares with $0.6 million and $1.4 million, respectively, included in the comparable periods of 2006. Also contributing to our increased selling, general and administrative expenses in the first two quarters of 2007 compared to the first two quarters of 2006 are substantial increases in headcount and sales and marketing spending to expand our value added reseller channel and global branding initiatives. As a percentage of revenues, sales, general and administrative expenses increased to 15% in each of the three and six months ended July 1, 2007, from 9% and 10% in the three and six months ended July 2, 2006, respectively, because these expenses increased at a substantially higher rate than the rate of growth in our revenues.

Impairment of Acquisition-Related Intangibles

Impairment of acquisition-related intangibles as a percentage of revenue and the year-over-year change were as follows:

	Three Months Ended		Year-over -	Six Months Ended		Year-over -
	(in thousands)		Year	(in thousands)		Year
	July 1, 2007	July 2, 2006	Change	July 1, 2007	July 2, 2006	Change
Impairment of acquisition-related intangibles	$14,068	$—	n.a.	$14,068	$—	n.a.
As a percentage of revenue	8%	n.a.		4%	n.a.

During the three and six-month periods ended July 1, 2007, we recognized a charge for the impairment of acquisition-related intangibles of $14.1 million. In June 2007, we changed our branding strategy and consolidated all of our product and service offerings under the SunPower tradename. To reinforce the new branding strategy, we formally changed the name of PowerLight to SunPower Corporation, Systems, or SP Systems. The fair value of PowerLight tradenames was valued at $15.5 million at the date of acquisition and ascribed a useful life of 5 years. The determination of the fair value and useful life of the tradename was based on our previous strategy of continuing to market our systems products and services under the PowerLight brand. As a result of the change in our branding strategy, during the three-month period ended July 1, 2007, the net book value of the PowerLight tradename of $14.1 million was written off as an impairment of acquisition-related intangible assets. As a percentage of revenues, impairment of acquisition related intangibles was 8% and 4% for the three and six-month periods ended July 1, 2007.

Interest and Other Income (Expense), Net

Interest income, interest expense, and other income (expense), net as a percentage of revenue and the year-over-year change were as follows:

	Three Months Ended		Year-over -	Six Months Ended		Year-over -
	(in thousands)		Year	(in thousands)		Year
	July 1, 2007	July 2, 2006	Change	July 1, 2007	July 2, 2006	Change
Interest income	$2,196	$2,078	6%	$4,180	$3,252	29%
As a percentage of revenue	1%	4%		1%	3%
Interest expense	$(1,085)	$(509)	113%	$(2,204)	$(849)	160%
As a percentage of revenue	1%	1%		1%	1%
Other income (expense), net	$(517)	$353	(246)%	$(243)	$490	(150)%
As a percentage of revenue	0%	1%		0%	1%

During the three and six-month periods ended July 1, 2007 and July 2, 2006, interest income represents primarily interest income earned on our cash equivalents and short term investments during the period. Interest expense relates to interest paid on customer advance payments, convertible debt and existing notes payable. Other income and expense for all periods primarily represents gains and losses from foreign currency transactions. We expect that our interest income will increase in the future as our cash balance was increased by $387.8 million of net proceeds from our stock and convertible indebtedness offerings completed on July 31, 2007.  We also expect an increase in interest expense associated with interest on our $225.0 million convertible indebtedness incurred on July 31, 2007.  Also, as described in the section entitled “Recent Accounting Pronouncements,” at its July 2007 Board meeting, the FASB approved the preparation of a proposed FASB Staff Position (FSP) on accounting for cash-settled principal bonds.  If this proposed FSP is enacted, we would anticipate that the interest expense on our convertible debentures will increase markedly.

Income Taxes

Income tax provision (benefit) as a percentage of revenue and the year-over-year change were as follows:

	Three Months Ended		Year-over -	Six Months Ended		Year-over -
	(in thousands)		Year	(in thousands)		Year
	July 1, 2007	July 2, 2006	Change	July 1, 2007	July 2, 2006	Change
Income tax provision (benefit)	$(7,267)	$412	(1864)%	$(9,825)	$443	(2318)%
As a percentage of revenue	(4)%	1%		(3)%	—%

In the three and six-month periods ended July 1, 2007, our income tax benefit was attributable to the net effect of foreign income taxes in jurisdictions where our operations are profitable for tax purposes, offset by a release of the valuation allowance against our deferred tax asset due to the effect of the acquisition of SP Systems. Our interim period tax provisions are estimated based on the expected annual worldwide tax rate and takes into account the tax effect of discrete items, including the acquisition of SP Systems as well as the impairment of acquisition-related intangibles. As described in Note 8 to the condensed consolidated financial statements, we will pay federal and state income taxes in accordance with the tax sharing agreement with Cypress. Since the completion of our follow-on public offering of common stock in June 2006, we are no longer considered to be a member of Cypress’ consolidated group for federal income tax purposes. Accordingly, we will be required to pay Cypress for any federal income tax credit or net operating loss carryforwards utilized in our federal tax returns in subsequent periods.

For financial reporting purposes, income tax expense and deferred income tax balances were calculated as if we were a separate entity and had prepared our own separate tax return. Deferred tax assets and liabilities are recognized for temporary differences between financial statement and income tax bases of assets and liabilities. Valuation allowances are provided against net deferred tax assets when management cannot conclude that it is more likely than not that all or a portion of our net deferred tax assets will be realized. As of July 1, 2007, there was no valuation allowance as we were in a net deferred tax liability position. As of December 31, 2006, we had federal net operating loss carryforwards of approximately $50.6 million. These federal net operating loss carryforwards expire at various dates from 2011 through 2026, if not utilized. We had California state net operating loss carryforwards of approximately $4.8 million as of December 31, 2006.

Liquidity and Capital Resources

A summary of the sources and uses of cash and cash equivalents is as follows:

	Six Months Ended
(In thousands)	July 1, 2007	July 2, 2006
Net cash used in operating activities	$(4,644)	$(2,033)
Net cash used in investing activities	(206,837)	(63,284)
Net cash provided by financing activities	195,376	199,218

From 2002 until the closing of our initial public offering of 8.8 million shares of class A common stock on November 22, 2005, we financed our operations primarily through sale of equity to and borrowings from Cypress totaling approximately $142.8 million. We received net proceeds from our IPO of approximately $145.6 million and in a follow-on offering of 7.0 million shares of common stock in June 2006 we received net proceeds of approximately $197.4 million. In February 2007, we raised $194.0 million net proceeds from the issuance of 1.25% senior convertible debentures. As of July 1, 2007, we had approximately $150.4 million in cash and cash equivalents. In July 2007, we raised $220.1 million net proceeds from the issuance of 0.75% senior convertible debentures and $167.7 million net proceeds from the completion of a follow-on offering of 2.7 million shares of class A common stock.

Net cash used in operating activities of $4.6 million for the six months ended July 1, 2007 was primarily the result of net loss of $4.1 million, plus non-cash items included in net loss, including depreciation of $11.5 million related to property and equipment, amortization of intangibles of $14.6 million, purchased in-process research and development of $9.6 million, impairment of acquisition-related intangibles of $14.1 million, deferred income taxes and other tax liabilities of $10.6 million and stock-based compensation expense of $23.8 million, which included $15.2 million in amortization of deferred compensation charges related to the acquisition of SP Systems. Also contributing to cash used in operating activities were increases in costs and estimated earnings in excess of billings of $14.3 million; inventories of $49.4 million; prepaid and other assets of $3.9 million; advance payments to suppliers of $15.6 million; as well as a decrease in advances from customers of $10.2 million. These items were partially offset by an increase in accounts payable and accrued liabilities of $14.2; accounts payable to Cypress of $3.0 million; and billings in excess of costs and estimated earnings of $11.5 million. The significant increases in substantially all of our current assets and current liabilities resulted from the acquisition of SP Systems, as well as our substantial revenue increase in the three and six-months ended July 1, 2007 compared to previous quarters which impacted net income and working capital.

Net cash used in operating activities of $2.0 million for the six months ended July 2, 2006 was primarily the result of advance payments to suppliers of polysilicon totaling $19.2 million as well as increases in: accounts receivable of $8.8 million; inventories of $8.3 million. These items were partially offset by an increase in accounts payable and accrued liabilities of $11.7 million resulting from the timing of payment of inventory and capital purchases, as well as advances from customers of $4.7 million. In addition, we had net income of $5.6 million, plus non-cash items included in net income, including depreciation of $7.5 million related to property and equipment, amortization of intangibles of $2.4 million and stock-based compensation expense of $2.5 million, which was the effect of the adoption of SFAS No. 123(R) during the period.

Net cash used in investing activities of $206.8 million and $63.3 million for the six months ended July 1, 2007 and July 2, 2006, respectively, primarily relate to capital expenditures of $103.8 million and $33.4 million incurred during the six months ended July 1, 2007 and July 2, 2006, respectively. Capital expenditures in both periods were mainly associated with manufacturing capacity expansion in the Philippines. Although the timing of our capital expansion plans may shift depending on many factors, we currently expect 2007 capital expenditures to be approximately $200 million, primarily related to continued expansion of our manufacturing capacity. During the six months ended July 1, 2007, we used $25.6 million of cash for the purchase of available-for-sale securities and received proceeds of $16.5 million resulting from the sale of available-for-sale securities which are classified as short-term investments on our consolidated balance sheet as compared to the six months ended July 2, 2006, wherein we used $22.9 million of cash for the purchase of available-for-sale securities and received proceeds of $3.0 million resulting from the sale of available-for-sale securities which are classified as short-term investments on our consolidated balance sheet. During the six months ended July 1, 2007, we paid $98.6 million in cash for the acquisition of PowerLight Corporation, net of cash acquired. Also during the six months ended July 2, 2006, we loaned $10.0 million to PowerLight pursuant to a note receivable that was canceled upon the acquisition on January 10, 2007.

Net cash provided by financing activities for the six months ended July 1, 2007 reflects $194.0 million in net proceeds from the issuance of $200.0 million in principal amount of 1.25% senior convertible debentures in February 2007. Interest on the February 2007 Debentures will be payable on February 15 and August 15 of each year, commencing August 15, 2007. The February 2007 Debentures will mature on February 15, 2027. Holders may require us to repurchase all or a portion of their February 2007 Debentures on each of February 15, 2012, February 15, 2017 and February 15, 2022, or if we experience certain types of corporate transactions constituting a fundamental change. Any repurchase of the February 2007 Debentures pursuant to these provisions will be for cash at a price equal to 100% of the principal amount of the February 2007 Debentures to be repurchased plus accrued and unpaid interest. In addition, we may redeem some or all of the February 2007 Debentures on or after February 15, 2012 for cash at a redemption price equal to 100% of the principal amount of the February 2007 Debentures to be redeemed plus accrued and unpaid interest. Also during the six months ended July 1, 2007, we paid $3.6 million on an outstanding line of credit and received $5.0 million in proceeds from stock option exercises.

Net cash provided by financing activities for the six months ended July 2, 2006 reflects $197.4 million of net proceeds from our follow-on offering of 7.0 million shares of common stock in June 2006 as well as $1.8 million in proceeds from the exercise of stock options.

On July 13, 2007, we entered into a credit agreement with Wells Fargo Bank, National Association (“Wells Fargo”) providing for a $50.0 million unsecured revolving credit line and a $15.0 million secured letter of credit facility. During the first year of the three-year term of the agreement, we may borrow up to $50.0 million, and during the full three-year term, we may request that Wells Fargo issue up to $15.0 million in letters of credit. As detailed in the agreement, we will pay interest on outstanding borrowings and a fee for outstanding letters of credit. We have the ability at any time to prepay outstanding loans. All borrowings must be repaid by July 31, 2008, and all letters of credit shall expire no later than July 31, 2010. We concurrently entered into a security agreement with Wells Fargo, granting a security interest in a deposit account to secure its obligations in connection with any letters of credit that might be issued under the credit agreement. In connection with the credit agreement, SunPower North America, Inc., our wholly-owned subsidiary, and SP Systems, another wholly-owned subsidiary of ours, entered into an associated continuing guaranty with Wells Fargo. The terms of the credit agreement include certain conditions to borrowings, representations and covenants, and events of default customary for financing transactions of this type. In connection with the entry to this credit facility, we terminated our previous credit facility with affiliates of Credit Suisse Securities (USA) LLC and Lehman Brothers, Inc. Our line of credit with UBOC expired on July 31, 2007.

In July 2007, we issued and sold in a public offering 2.7 million shares of class A common stock at a price of $64.50 per share and $225.0 million in aggregate principal amount of 0.75% senior convertible debentures due in 2027.

In conjunction with the acquisition of SP Systems, we entered into a commitment letter with Cypress during the fourth quarter of fiscal 2006 under which Cypress agreed to lend us up to $130.0 million in cash in order to facilitate the financing of acquisitions or working capital requirements. In February 2007, the commitment letter was terminated. No borrowings were utilized and no borrowings were outstanding at the termination date.

We believe that our current cash and cash equivalents and funds available from the credit agreement with Wells Fargo and the proceeds from our follow-on offerings completed in February and July of 2007 will be sufficient to meet our working capital and capital expenditure commitments for at least the next 12 months. However, there can be no assurance that our liquidity will be adequate beyond this period. If our capital resources are insufficient to satisfy our liquidity requirements, we may seek to sell additional equity securities or debt securities or obtain other debt financing. The sale of additional equity securities or convertible debt securities would result in additional dilution to our stockholders.

We expect to experience growth in our operating expenses, including our research and development, sales and marketing and general and administrative expenses, for the foreseeable future to execute our business strategy. We may also be required to purchase polysilicon in advance to secure our wafer supplies or purchase third-party solar modules and materials in advance to support systems projects. We intend to fund these activities with existing cash and cash equivalents, cash generated from operations, proceeds from our follow-on offerings completed in February and July of 2007 and, if necessary, borrowings under our $50.0 million revolving credit line. These anticipated increases in operating expenses may not result in an increase in our revenue and our anticipated revenue may not be sufficient to support these increased expenditures. We anticipate that operating expenses, working capital and capital expenditures will constitute a significant use of our cash resources.

In January 2007, pursuant to the terms of the acquisition of PowerLight, all of the outstanding shares of PowerLight, and a portion of each vested option to purchase shares of PowerLight, were cancelled, and all of the outstanding options to purchase shares of PowerLight (other than the portion of each vested option that was cancelled) were assumed by us in exchange for aggregate consideration of: (i) approximately $120.7 million in cash plus (ii) a total of 5,708,723 shares of class A common stock, inclusive of (a) 1,145,643 shares of class A common stock which may be issued upon the exercise of assumed vested and unvested PowerLight stock options and (b) 1,675,881 shares of class A common stock issued to employees of PowerLight in connection with the merger which, along with 530,238 of the shares issuable upon exercise of assumed PowerLight stock options, are subject to certain transfer restrictions and a repurchase option held by us, both of which lapse over a two-year period under the terms of equity restriction agreements. Under the terms of the merger agreement, we also issued an additional 204,623 shares of restricted class A common stock to certain employees of PowerLight, which shares are subject to certain transfer restrictions which will lapse over 4 years. In June 2007, PowerLight changed its name to SunPower Corporation, Systems, or SP Systems, to capitalize on SunPower’s name recognition.

The following summarizes our contractual obligations at July 1, 2007, inclusive of contractual obligations under the supply agreement entered into with Hemlock and the convertible debentures issued in July 2007 (see Note 16 to the condensed consolidated financial statements):

	Payments Due by Period
(In thousands)	Total	2007 (remaining six months)	2008 -2009	2010 -2011	Beyond 2011
Obligation to Cypress	$5,902	$5,902	$—	$—	$—
Customer advances	29,828	6,309	15,705	7,814	—
Interest on customer advances	2,782	731	1,810	241	—
Convertible debt	425,000	—	—	—	425,000
Interest on convertible debt	82,757	1,953	8,375	8,375	64,054
Lease commitments	36,857	1,547	8,295	7,350	19,665
Non-cancelable purchase orders	80,715	78,064	2,651	—	—
Purchase commitments under agreements	1,954,975	101,667	604,049	573,218	676,041
Total	$2,618,816	$196,173	$640,885	$596,998	$1,184,760

Purchase commitments under agreements relate to arrangements entered into with suppliers of polysilicon, ingots, wafers, solar cells and solar modules. These agreements specify future quantities and pricing of products to be supplied by the vendors for periods up to 13 years and there are certain consequences, such as forfeiture of advanced deposits and penalty payments relating to previous purchases, in the event that we terminate the arrangements (see Note 13 to the condensed consolidated financial statements). Customer advances relate to advance payments received from customers for future purchases of solar power products. Non-cancelable purchase orders relate to purchase commitments for equipment and building improvements for our manufacturing facilities. Lease commitments primarily relate to our 5-year lease agreement with Cypress for our headquarters in San Jose, California, a 15-year lease agreement with Cypress for our manufacturing facility in the Philippines, a 5-year lease agreement with an unaffiliated third party for a second facility in the Philippines and other leases for various office space including our office in Berkeley, California.

In December 2006, we entered into an eleven-year lease agreement for a 110,522 square foot facility in Richmond, California, for office, light industrial and research and development use. In May 2007, we entered into an amendment agreement to the lease, providing an expansion of the leased premises to include approximately 65,280 additional square feet, commencing September 2007. We expect to occupy the new facility in the fourth quarter of 2007.

Recent Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, and Related Implementation Issues” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a Company’s financial statements in accordance with FASB 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. We adopted FIN 48 in the first quarter of fiscal 2007 (see Note 11 to the condensed consolidated financial statements).

In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value instruments. This statement does not require any new fair value measurements; rather, it applies under other accounting pronouncements that require or permit fair value measurements. The provisions of this statement are to be applied prospectively as of the beginning of the fiscal year in which this statement is initially applied, with any transition adjustment recognized as a cumulative effect adjustment to the opening balance of retained earnings. The provisions of SFAS No. 157 are effective for fiscal years beginning after November 15, 2007. We have not determined the effect, if any, the adoption of this statement will have on our consolidated financial statements.

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

At its July 2007 Board meeting, the FASB approved the preparation of a proposed FASB Staff Position (FSP) on accounting for cash-settled principal bonds, which are sometimes referred to as treasury stock bonds, “Instrument C” bonds, or net-share-settled convertible indebtedness.  Under current accounting practice, these bonds, which provide for the settlement of their principal in cash and the value of any conversion spread in stock or cash (at the issuer’s option), provide lower dilution to earning per share than typical convertible bonds. The staff will propose that these bonds be accounted for under a bifurcation model, requiring the valuation of the bond without the conversion feature, with the remaining proceeds typically recorded as an implicit stock option within stockholders’ equity.  The resulting bond discount will produce higher interest expense on the income statement. These changes are proposed to become effective for years beginning after December 15, 2007, which would be in our first quarter of 2008.  Companies would have to adopt the FSP retrospectively to all periods presented. Therefore, existing bonds would not be grandfathered.  The expected timetable is to issue a proposed FSP in late August with a 45-day comment period. After the staff reviews the comments received and makes any potential changes, it is expected the final FSP will be issued in December 2007.  We have not determined the impact of the effect that adoption of this proposed FSP will have on our consolidated financial statements. However, if this proposed FSP is enacted, we would anticipate that the interest expense on our convertible debentures will increase markedly.

Item 3.    Quantitative and Qualitative Disclosure About Market Risk

Interest Rate Risk

Our exposure to market risks for changes in interest rates relates primarily to our cash equivalents and short-term investment portfolio. As of July 1, 2007, our investment portfolio consisted of cash equivalents comprised of money market funds. Due to the short-term nature of our investment portfolio, we do not believe that an immediate 10% increase in interest rates would have a material effect on the fair market value of our portfolio. Since we believe we have the ability to liquidate this portfolio, we do not expect our operating results or cash flows to be materially affected to any significant degree by a sudden change in market interest rates on our investment portfolio.

Foreign Currency Exchange Risk

Our exposure to adverse movements in foreign currency exchange rates is primarily related to sales to European customers that are denominated in Euros and procurement of certain capital equipment in Euros. During each of the six months ended July 1, 2007 and July 2, 2006, approximately 62% and 72%, respectively, of our total revenue was generated outside the United States. A hypothetical change of 10% in foreign currency exchange rates could impact our consolidated financial statements or results of operations by $14.7 million based on our outstanding forward contracts of $90.1 million and outstanding option contracts of $53.2 million as of July 1, 2007. We currently conduct hedging activities, which involve the use of currency forward contracts and currency option contracts. We cannot predict the impact of future exchange rate fluctuations on our business and operating results. In the past, we have experienced an adverse impact on our revenue and profitability as a result of foreign currency fluctuations. We believe that we may have increased risk associated with currency fluctuations in the future.

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

Based on their evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q, our Chief Executive Officer and Chief Financial Officer have concluded that, subject to the limitations noted above, our disclosure controls and procedures were effective.

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

Risks Related to Our Recent Merger with SP Systems

Although we expect the Merger to be beneficial for us, such benefits may not be realized because of integration difficulties or other challenges.

On January 10, 2007, we completed our previously announced merger, or the Merger, with SP Systems. SP Systems has global operations that will need to be integrated successfully in order for us to realize the benefits anticipated from the Merger. Realizing these benefits will require the meshing of technology, operations and personnel of SunPower and SP Systems into a single organization. We expect the integration to be a complex, time-consuming and expensive process that, even with proper planning and implementation, could cause significant disruption. The challenges that we may face include, but are not limited to, the following:

•                    consolidating operations, including rationalizing corporate information technology and administrative infrastructures;

•                    our management gaining sufficient experience with technologies and markets in which the SP Systems business is involved, which may be necessary to successfully operate and integrate the business;

•                    coordinating sales and marketing efforts between the two companies:

•                    overcoming any perceived adverse changes in business focus or model;

•                    realizing synergies necessary to meet our long-term margin targets, given SP Systems’ historical margins;

•                    coordinating and harmonizing research and development activities to accelerate introduction of new products and technologies with reduced cost;

•                    preserving customer, supplier, distribution and other important relationships of SunPower and SP Systems and resolving any potential conflicts that may arise;

•                    retaining key employees and maintaining employee morale;

•                    addressing differences in the business cultures of SunPower and SP Systems;

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

We may not be able to successfully integrate the operations of SP Systems in a timely manner, or at all. In addition, we may not realize the anticipated benefits and synergies of the Merger to the extent or when anticipated. Even if the integration of SunPower’s and SP Systems’ operations, products and personnel is successful, it may place a significant burden on our management resources. The diversion of management’s attention and any difficulties encountered in the transition and integration process could harm our business, financial condition and operating results.

The Merger could cause certain solar cell and panel suppliers to reduce or terminate their business relationship with our SP Systems business, which could adversely affect the ability of our SP Systems business to meet customer demand for its solar power systems and materially adversely affect our results of operations and financial condition.

As a result of the Merger, we now directly compete with certain suppliers of solar cells and panels to our SP Systems business. As a result, the Merger could cause one or more solar cell and panel suppliers to reduce or terminate their business relationship with our SP Systems business. After the Merger closed, we discontinued our purchasing relationship with one supplier, which was supplying panels to SP Systems under a purchase order relationship. We ceased procurement of solar panels to SP Systems from this supplier beginning in the second quarter of 2007. Other reductions or terminations, which may be significant, could occur. Any such reductions or terminations could adversely affect the ability of our SP Systems business to meet customer demand for its solar power systems, and materially adversely affect its results of operations and financial condition, which would likely materially adversely affect our results of operations and financial condition.

We will use commercially reasonable efforts to replace any lost solar cells or panels with our own inventory to mitigate the impact on the SP Systems business. However, such replacements may not be sufficient to fully address solar supply shortfalls experienced by our SP Systems business, and in any event could negatively impact our revenue and earnings as it forgoes selling such inventory to third parties.

The Merger could cause our customers to reduce or terminate their business relationship with us, which could adversely affect our ability to distribute our products and materially adversely affect our results of operations and financial condition.

SP Systems directly competes, as a distributor of solar panels and systems, with many of our customers. For instance, both Conergy AG and Solon AG, two of our largest customers, actively compete with our SP Systems business in the large-scale solar power plant market. The Merger could cause these customers to be concerned that we will reduce our level of business with them and perform a significant portion of our integration activities through our SP Systems business, thereby competing with certain of our customers. As a result, customers might reduce or terminate their business relationships with us, making it more difficult for us to sell our products and expand our business. Any such outcome could have a material adverse effect on our revenue and earnings.

We may be harmed by liabilities arising out of our acquisition of SP Systems and the indemnity the selling stockholders have agreed to provide may be insufficient to compensate us for these damages.

SP Systems’ former stockholders made representations and warranties to us in the Merger agreement, including those relating to the accuracy of its financial statements, the absence of litigation and environmental matters and the consents needed to transfer permits, licenses and third-party contracts in connection with our acquisition of SP Systems. To the extent that we are harmed by a breach of these representations and warranties, SP Systems’ former stockholders have agreed to indemnify us for monetary damages from an escrowed proceeds account. In most cases we are required to absorb approximately the first $2.4 million before we are entitled to indemnification. The escrowed proceeds account is limited to $20.5 million in cash and 824,000 shares of our class A common stock, of which approximately one-half of the original escrow will be released (less any pending claims) at the first anniversary of the closing date. Our rights to recover damages under several provisions of the Merger agreement will also expire on the first anniversary of the closing date. After the first anniversary of the closing date we will be entitled to recover only limited types of losses, and our recovery will be limited to the amount available in the escrow fund at the time of a claim. The amount available in the escrow fund will be progressively reduced to zero over the period from the first to the fifth anniversaries of the closing date. We may incur liabilities from this acquisition which are not covered by the representations and warranties set forth in the agreement or which are non-monetary in nature. Consequently, our acquisition of SP Systems may expose us to liabilities for which we are not entitled to indemnification or our indemnification rights are insufficient.

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

In accordance with generally accepted accounting principles in the United States, or U.S. GAAP, we accounted for the Merger using the purchase method of accounting. Further, a portion of the purchase price paid in the Merger has been allocated to in-process research and development. Under the purchase method of accounting, we allocated the total purchase price to SP Systems’ net tangible assets and intangible assets based on their fair values as of the date of completion of the Merger and recorded the excess of the purchase price over those fair values as goodwill. We will incur amortization expense over the useful lives of amortizable intangible assets acquired in connection with the Merger. In addition, to the extent the value of goodwill and long lived assets becomes impaired, we may be required to incur material charges relating to the impairment of those assets. Further, we may be impacted by nonrecurring charges related to reduced gross profit margins from the requirement to adjust SP Systems’ inventory to fair value. Finally, we will incur ongoing compensation charges associated with assumed options, equity held by employees of SP Systems and subjected to equity restriction agreements, and restricted stock granted to employees of our SP Systems business. We estimate that these charges will aggregate approximately $78.2 million, majority of which will be recognized in the first two years and lesser amounts in the succeeding two years. Any of the foregoing charges could have a material impact on our results of operations.

Risks Related to Our Business

SunPower and SP Systems share several risk factors common to both businesses. The following provides an integrated discussion of risk factors for SunPower and SP Systems. Where appropriate, the title heading to the risk factor indicates the business to which the risk relates.

The solar power industry is currently experiencing an industry-wide shortage of polysilicon. This shortage poses several risks to our business, including possible constraints on revenue growth and possible decreases in our gross margins and profitability.

Polysilicon is an essential raw material in our production of solar cells and also in the solar cells and modules used by our Systems Segment business to produce solar power systems. Polysilicon is created by refining quartz or sand. Polysilicon is melted and grown into crystalline ingots by companies specializing in ingot growth. We procure silicon ingots from these suppliers on a contractual basis and then slice these ingots into wafers. We also purchase wafers and polysilicon from third-party vendors. The ingots are sliced and the wafers are processed into solar cells in our Philippines manufacturing facility.

There is currently an industry-wide shortage of polysilicon, which has resulted in significant price increases. We expect that the average spot price of polysilicon will continue to increase. Increases in polysilicon prices have in the past increased our manufacturing costs and may impact our manufacturing costs and net income in the future. Even with these price increases, demand for solar cells has increased, as many of our principal competitors have announced plans to add additional manufacturing capacity. As this manufacturing capacity becomes operational, it will increase the demand for polysilicon and further exacerbate the current shortage. Polysilicon is also used in the semiconductor industry generally and any increase in demand from that sector will compound the shortage. The production of polysilicon is capital intensive and adding additional capacity requires significant lead time. While we are aware that several new facilities for the manufacture of polysilicon are under construction, we do not believe that the supply imbalance will be remedied in the near term. We expect that polysilicon demand will continue to outstrip supply throughout 2007 and potentially for a longer period.

Although we have arrangements with vendors for the supply of what we believe will be an adequate amount of silicon ingots through 2007, our purchase orders are generally non-binding in nature. Our estimates regarding our supply needs may not be correct and our purchase orders and many of our contracts may be cancelled by our suppliers. Additionally, the volume and pricing associated with these purchase orders and contracts may be changed by our suppliers based on market conditions. If our suppliers were to cancel our purchase orders or change the volume or pricing associated with them, we may be unable to meet customer demand for our products, which could cause us to lose customers, market share and revenue. This would have a material negative impact on our business and operating results. If our manufacturing yields decrease significantly, we add manufacturing capacity faster than currently planned or our suppliers cancel or fail to deliver, we may not have made adequate provision for our polysilicon needs for the balance of the year. In addition, we currently purchase polysilicon and make advances to suppliers to secure future polysilicon supply, which adversely affects our liquidity. These advances may in the future take the form of equity issuances, which would result in additional dilution to our stockholders.

In addition, since some of our silicon ingot and wafer arrangements are with suppliers who do not themselves manufacture polysilicon but instead purchase their requirements from other vendors, these suppliers may not be able to obtain sufficient polysilicon to satisfy their contractual obligations to us.

There are a limited number of polysilicon suppliers. Many of our competitors also purchase polysilicon from our suppliers. Some of them also have inter-locking board members with their polysilicon suppliers or have entered into joint ventures with their suppliers. Additionally, a substantial amount of our future polysilicon requirements are expected to be sourced by new suppliers that have not yet proven their ability to manufacture large volumes of polysilicon. In some cases we expect that new entrants will provide us with both polysilicon and ingots. The failure of these new entrants to produce adequate supplies of polysilicon and/or ingots in the quantities and quality we require could adversely affect our ability to grow production volumes and revenues and could also result in a decline in our gross profit margin. Since we have committed to significantly increase our manufacturing output, an inadequate supply of polysilicon would harm us more than it would harm many of our competitors.

Our inability to obtain sufficient polysilicon, ingots or wafers at commercially reasonable prices or at all for any of the foregoing reasons, or otherwise, would adversely affect our ability to meet existing and future customer demand for our products and could cause us to make fewer shipments, lose customers and market share and generate lower than anticipated revenue, thereby seriously harming our business, financial condition and results of operations.

The execution of our growth strategy for our Systems Segment is dependent upon the continued availability of third party financing arrangements for our customers.

For many of our projects, our customers have entered into agreements to pay us over an extended period of time based on energy savings generated by our solar power systems, rather than pay the full capital cost of purchasing the solar power systems up front. For these types of projects, many of our customers choose to purchase solar electricity from our systems under a power purchase agreement with a financing company that purchases the system from us. These structured finance arrangements are complex and may not be feasible in many situations. In addition, customers opting to finance a solar power system may forgo certain tax advantages associated with an outright purchase on an accelerated basis which may make this alternative less attractive for certain potential customers. If customers are unwilling or unable to finance the cost of our products, or if the parties that have historically provided this financing cease to do so, or only do so on terms that are substantially less favorable for us or these customers, our growth will be adversely affected.

Expansion of our manufacturing capacity has and will continue to increase our fixed costs, which increase may have a negative impact on our financial condition if demand for our products decreases.

We have recently expanded, and plan to continue to expand, our manufacturing facilities. As we build additional manufacturing lines or facilities, our fixed costs will increase. If the demand for our solar power products or our production output decreases, we may not be able to spread a significant amount of our fixed costs over the production volume, thereby increasing our per unit fixed cost, which would have a negative impact on our financial condition and results of operations.

A limited number of components customers of SunPower are expected to continue to comprise a significant portion of our revenues and any decrease in revenue from these customers could have an adverse effect on us.

Even though our customer base is expected to increase and our revenue streams to diversify as a result of the Merger, a substantial portion of our net revenues will likely continue to depend on sales to a limited number of customers. During the six months ended July 1, 2007, sales to our top two customers accounted for 19% of our revenues. Currently, our largest customers for our solar power products are Conergy AG, or Conergy and Solon AG, or Solon. Conergy and Solon accounted for approximately 8% and 11% of our total revenue for the six months ended July 1, 2007, respectively. The loss of sales to either of these customers would have a significant negative impact on our business. Our agreements with these customers may be cancelled if we fail to meet certain product specifications or materially breach the agreement or in the event of bankruptcy, and our customers may seek to renegotiate the terms of current agreements or renewals. Most of the solar panels we sell to the European market are sold through our agreement with Conergy, and we may enter into similar agreements in the future.

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

SunPower and SP Systems’ operating results will be subject to fluctuations and are inherently unpredictable; if we fail to meet the expectations of securities analysts or investors, our stock price may decline significantly.

Our quarterly revenue and operating results will be difficult to predict and SunPower’s and SP Systems’ results have in the past fluctuated from quarter to quarter. It is possible that our operating results in some quarters will be below market expectations. Our quarterly operating results will be affected by a number of factors, including:

•      the average selling price of SunPower’s solar cells and panels and imaging detectors and our SP Systems business’ solar power systems;

•      the availability and pricing of raw materials, particularly polysilicon;

•      the availability, pricing and timeliness of delivery of raw materials and components, particularly solar panels and balance of systems components, including steel, necessary for our SP Systems business’ solar power systems to function;

•      the rate and cost at which we are able to expand our manufacturing and product assembly capacity to meet customer demand, including costs and timing of adding personnel;

•      the amount, timing, and mix of sales of our SP Systems business’ systems, especially medium and large-scale projects, which may individually cause severe fluctuations in our revenue;

•      our ability to meet project completion schedules and the corresponding revenue impact under the percentage-of-completion method of recognizing revenue for projects of our SP Systems business;

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

•      the willingness of competing solar cell and panel suppliers to continue product sales to our SP Systems business;

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

Existing regulations and policies and changes to these regulations and policies may present technical, regulatory and economic barriers to the purchase and use of solar power products, which may significantly reduce demand for SunPower and SP Systems’ products and services.

The market for electricity generation products is heavily influenced by foreign, U.S. federal, state and local government regulations and policies concerning the electric utility industry, as well as policies promulgated by electric utilities. These regulations and policies often relate to electricity pricing and technical interconnection of customer-owned electricity generation. In the U.S. and in a number of other countries, these regulations and policies are being modified and may continue to be modified. Customer purchases of, or further investment in the research and development of, alternative energy sources, including solar power technology, could be deterred by these regulations and policies, which could result in a significant reduction in the potential demand for the solar power products of SunPower and SP Systems. For example, without a regulatory mandated exception for solar power systems, utility customers are often charged interconnection or standby fees for putting distributed power generation on the electric utility network. These fees could increase the cost to our customers of using our solar power products and make them less desirable, thereby harming our business, prospects, results of operations and financial condition.

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

The reduction or elimination of government and economic incentives could cause revenue to decline for both SunPower and SP Systems.

We believe that the near-term growth of the market for on-grid applications, where solar power is used to supplement a customer’s electricity purchased from the utility network or sold to a utility under tariff, depends in large part on the availability and size of government and economic incentives. Because a majority of sales for SunPower and SP Systems are in the on-grid market, the reduction or elimination of government and economic incentives may adversely affect the growth of this market or result in increased price competition, both of which could cause our revenue to decline.

Today, the cost of solar power exceeds retail electric rates in many locations. As a result, federal, state and local government bodies in many countries, most notably Germany, Japan, Spain, Italy, Portugal, France, South Korea and the United States, have provided incentives in the form of feed-in tariffs, rebates, tax credits and other incentives to end users, distributors, system integrators and manufacturers of solar power products to promote the use of solar energy in on-grid applications and to reduce dependency on other forms of energy. These government economic incentives could be reduced or eliminated altogether. For example, Germany has been a strong supporter of solar power products and systems and political changes in Germany could result in significant reductions or eliminations of incentives, including the reduction of feed-in tariffs more rapidly than required by current law. Some solar program incentives expire, decline over time, are limited in total funding or require renewal of authority. Net metering and other operational policies in California, Japan or other markets could limit the amount of solar power installed there. Reductions in, or eliminations or expirations of, governmental incentives could result in decreased demand for and lower revenue from our products. Changes in the level or structure of a renewable portfolio standard could also result in decreased demand for and lower revenue from our products.

Changes in tax laws or fiscal policies may decrease the return on investment for customers of our SP Systems business, and for certain investors in its projects, which could decrease demand for its products and services and harm its business.

In the six months ended July 1, 2007, substantially all of SP Systems’ revenues were derived from sales of solar power systems to companies formed to develop and operate solar power generation facilities. Such companies have been formed by third party investors with some frequency in the United States, Germany, Spain, South Korea and Portugal, as these investors seek to benefit from government mandated feed-in tariffs and similar legislation. SP Systems’ business depends in part on the continuing formation of such companies and the potential revenue source they represent. In deciding whether to form and invest in such companies, potential investors weigh a variety of considerations, including their projected return on investment. Such projections are based on current and proposed federal, state and local laws, particularly tax legislation. Changes to these laws, including amendments to existing tax laws or the introduction of new tax laws, tax court rulings as well as changes in administrative guidelines, ordinances and similar rules and regulations could result in different tax assessments and may adversely affect an investor’s projected return on investment, which could have a material adverse effect on our SP Systems business and results of operations.

Problems with product quality or product performance, including defects, in our solar cells could result in a decrease in customers and revenue, unexpected expenses and loss of market share for SunPower and SP Systems.

SunPower’s solar cells are complex and must meet stringent quality requirements. Products as complex as ours may contain undetected errors or defects, especially when first introduced. For example, our solar cells and solar panels may contain defects that are not detected until after they are shipped or are installed because we cannot test for all possible scenarios. These defects could cause us to incur significant re-engineering costs, divert the attention of our engineering personnel from product development efforts and significantly affect our customer relations and business reputation. If we deliver solar cells or solar panels with errors or defects, or if there is a perception that our solar cells or solar panels contain errors or defects, our credibility and the market acceptance and sales of our solar power products could be harmed. Similarly, if SP Systems delivers solar cells or panels with errors or defects, including cells or panels of third party manufacturers, or if there is a perception that such solar cells or solar panels contain errors or defects, SP Systems’ credibility and the market acceptance and sales of its solar power systems could be harmed.

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

Since SunPower cannot test our solar panels for the duration of our standard 25-year warranty period, we may be subject to unexpected warranty expense; if SunPower or SP Systems is subject to warranty and product liability claims, such claims could adversely affect our business and results of operations.

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

Like other retailers, distributors and manufacturers of products that are used by consumers, we face an inherent risk of exposure to product liability claims in the event that the use of the solar power products into which our solar cells and solar panels are incorporated results in injury. Our SP Systems business may be subject to warranty and product liability claims in the event that its solar power systems fail to perform as expected or if a failure of its solar power systems results, or is alleged to result, in bodily injury, property damage or other damages. Since our solar power products are electricity producing devices, it is possible that our products could result in injury, whether by product malfunctions, defects, improper installation or other causes. In addition, since we only began selling our solar cells and solar panels in late 2004 and the products we are developing incorporate new technologies and use new installation methods, we cannot predict whether or not product liability claims will be brought against us in the future or the effect of any resulting negative publicity on our business. Moreover, we may not have adequate resources in the event of a successful claim against us. We have evaluated the potential risks we face and believe that we have appropriate levels of insurance for product liability claims. We rely on our general liability insurance to cover product liability claims and have not obtained separate product liability insurance. However, a successful warranty or product liability claim against us that is not covered by insurance or is in excess of our available insurance limits could require us to make significant payments of damages. In addition, quality issues can have various other ramifications, including delays in the recognition of revenue, loss of revenue, loss of future sales opportunities, increased costs associated with repairing or replacing products, and a negative impact on our goodwill and reputation, which could also adversely affect our business and operating results. Our SP Systems business’ exposure to warranty and product liability claims is expected to increase significantly in connection with its planned expansion into the new home development market.

Warranty and product liability claims may result from defects or quality issues in certain third party technology and components that our SP Systems business incorporates into its solar power systems, particularly solar cells and panels, over which it has no control. While its agreements with its suppliers generally include warranties, such provisions may not fully compensate us for any loss associated with third-party claims caused by defects or quality issues in such products. In the event we seek recourse through warranties, we will also be dependent on the creditworthiness and continued existence of the suppliers to our SP Systems business.

Our SP Systems business’ current standard warranty differs by geography and end-customer application and includes either a one, two or five year comprehensive parts and workmanship warranty, after which the customer may typically extend the period covered by its warranty for an additional fee. Due to the warranty period, our SP Systems business bears the risk of extensive warranty claims long after it has completed a project and recognized revenues. Future product failures could cause our SP Systems business to incur substantial expenses to repair or replace defective products. While our SP Systems business generally passes through manufacturer warranties it receives from its suppliers to its customers, it is responsible for repairing or replacing any defective parts during its warranty period, often including those covered by manufacturers’ warranties. If the manufacturer disputes or otherwise fails to honor its warranty obligations, our SP Systems business may be required to incur substantial costs before it is compensated, if at all, by the manufacturer. Furthermore, the SP Systems business’ warranties may exceed the period of any warranties from the SP Systems business’ suppliers covering components included in its systems, such as inverters.

In February 2004, one of SP Systems’ major panel suppliers at the time, AstroPower, Inc., filed for bankruptcy. SP Systems had installed systems incorporating over 30,000 AstroPower panels, and approximately 27,000 of these panels incorporated into systems that are still under warranty by it. The majority of these warranties expire by 2008, and all expire by 2010. While SP Systems has not experienced a significant number of warranty or other claims related to installed AstroPower panels, it may in the future incur significant unreimbursable expenses in connection with the repair or replacement of these panels, which could have a material adverse effect on our business and results of operations. In addition, another major supplier of solar panels notified SP Systems of a product defect that may affect a substantial number of panels installed by SP Systems during the period 2002 through September 2006. If the supplier does not perform its contractual obligations to remediate the defective panels, we will be exposed to those costs it would incur under the warranty with SP Systems’ customers.

SunPower incurred losses from inception through 2005 and SunPower and SP Systems may not be able to generate sufficient revenue in the future to achieve or sustain profitability.

SunPower incurred net losses from inception through 2005 and for the quarter ended July 1, 2007. On July 1, 2007, we had an accumulated deficit of approximately $36.1 million. To maintain our profitability, SunPower and SP Systems will need to generate and sustain higher revenue while maintaining reasonable cost and expense levels. We do not know if our revenue will grow, or if it will grow sufficiently to outpace our expenses, which we expect to increase as we expand our manufacturing capacity. We may not be able to sustain or increase profitability on a quarterly or an annual basis. If we do not sustain profitability or otherwise meet the expectations of securities analysts or investors, the market price of our common stock will likely decline.

SunPower and SP Systems will continue to be dependent on a limited number of third-party suppliers for key components for our products, which could prevent us from delivering our products to our customers within required timeframes, which could result in installation delays, cancellations, liquidated damages and loss of market share.

In addition to our reliance on a small number of suppliers for its solar cells and panels, SP Systems relies on third-party suppliers for key components for its solar power systems, such as inverters that convert the direct current electricity generated by solar panels into alternating current electricity usable by the customer. For the six months ended July 1, 2007, one supplier accounted for most of SP Systems’ inverter purchases for domestic projects, two suppliers accounted for most of its inverter purchases for European projects and one supplier accounted for all of the inverter purchases for its Asia projects. In addition, one vendor supplies all of the foam required to manufacture SunPower’s PowerGuard ® roof system.

If SunPower or SP Systems fail to develop or maintain our relationships with our limited suppliers, we may be unable to manufacture our products or our products may be available only at a higher cost or after a long delay, which could prevent us from delivering our products to our customers within required timeframes and we may experience order cancellation and loss of market share. To the extent the processes that our suppliers use to manufacture components are proprietary, we may be unable to obtain comparable components from alternative suppliers. The failure of a supplier to supply components in a timely manner, or to supply components that meet our quality, quantity and cost requirements, could impair our ability to manufacture our products or decrease their costs. If we cannot obtain substitute materials on a timely basis or on acceptable terms, we could be prevented from delivering our products to our customers within required timeframes, which could result in installation delays, cancellations, liquidated damages and loss of market share, any of which could have a material adverse effect on our business and results of operations.

Long term, firm commitment supply agreements with polysilicon, ingot or wafer suppliers could result in insufficient or excess inventory or place us at a competitive disadvantage.

We manufacture our solar cells utilizing ingots and wafers manufactured by third parties, which in turn use polysilicon for their manufacturing process. We are seeking to address the current polysilicon shortage by negotiating multi-year, binding contractual commitments directly with polysilicon suppliers, and supplying such polysilicon to third parties which provide us ingots and wafers. Under such polysilicon agreements, we may be required to purchase a specified quantity of polysilicon, ingots or wafers at fixed prices, in some cases subject to upward inflation-related adjustments over a set period of time, which is often a period of several years. We also may be required to make substantial prepayments to these suppliers against future deliveries. For example, in July 2007 we entered into a long term supply agreement with Hemlock Semiconductor Corporation, or Hemlock, a manufacturer of polysilicon. The agreement requires us to purchase an amount of silicon that is expected to support more than two gigawatts of solar cell production, at fixed prices from 2010 to 2019. We are also required to make prepayments to Hemlock prior to 2010 in the aggregate amount of $113 million in three equal installments. Such prepayments will be used to fund the expansion of Hemlock’s polysilicon manufacturing capacity and will be credited against future deliveries of polysilicon to us. The Hemlock agreement, or any other “take or pay” agreement we enter into, allows the supplier to invoice us for the full purchase price of polysilicon we are under contract to purchase each year, whether or not we actually order the required volume. If for any reason we fail to order the required annual volume under the Hemlock or similar agreements, the resulting monetary damages could have a material adverse effect on our business and results of operations.

We do not obtain contracts or commitments from customers for solar panels manufactured with the polysilicon purchased under such firm commitment contracts. Instead, we rely on our long-term internal forecasts to determine the timing of our production schedules and the volume and mix of products to be manufactured, including the estimated quantity of polysilicon, ingots and wafers needed. The level and timing of orders placed by customers may vary for many reasons. As a result, at any particular time, we may have insufficient or excess inventory, which could render us unable to fulfill customer orders or increase our cost of production. In addition, we have negotiated the fixed prices under these supply contracts based on our long term projections of the future price of polysilicon. If the spot price of polysilicon in future periods is less than the price we have committed to pay either because of new technological developments or any other reason, our cost of production could be comparatively higher than that of competitors who buy polysilicon on the spot market. This would place us at a competitive disadvantage to these competitors, and could materially and adversely affect our business and results of operations.

Long term contractual commitments also expose us to specific counter party risk, which can be magnified when dealing with suppliers without a long, stable production and financial history. For example, if one or more of our contractual counterparties is unable or unwilling to provide us with the contracted amount of polysilicon, wafers or ingots, we could be required to attempt to obtain polysilicon in the spot market, which could be unavailable at that time, or only available at prices in excess of our contracted prices. In addition, in the event any such supplier experiences financial difficulties, it may be difficult or impossible, or may require substantial time and expense, for us to recover any or all of our prepayments. Any of the foregoing could materially harm our financial condition and results of operations.

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

SunPower and SP Systems have significant international activities and customers, and plan to continue these efforts, which subject us to additional business risks, including logistical complexity, political instability and currency fluctuations.

For the six months ended July 1, 2007, a substantial portion of our sales were made to customers outside of the United States. SunPower currently has four solar cell production lines in operation, which are located at our manufacturing facility in the Philippines. In addition, a majority of our assembly functions have historically been conducted by a third-party subcontractor in China. SP Systems has historically had significant sales in Germany, Portugal and Spain. Risks we face in conducting business internationally include:

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

In addition, although base wages are lower in the Philippines than in the United States, wages for SunPower’s employees in the Philippines are increasing, which could result in increased costs to employ our manufacturing engineers. As of July 1, 2007, approximately 86% of our employees were located in the Philippines. We also are faced with competition in the Philippines for employees, and we expect this competition to increase as additional solar companies enter the market and expand their operations. In particular, there may be limited availability of qualified manufacturing engineers. We have benefited from an excess of supply over demand for college graduates in the field of engineering in the Philippines. If this favorable imbalance changes due to increased competition, it could affect the availability or cost of qualified employees, who are critical to our performance. This could increase our costs and turnover rates.

A significant portion of the operations for SunPower and SP Systems occur outside the United States. Currency fluctuations in the Euro, Philippine peso or the South Korean won relative to the U.S. dollar could decrease revenue or increase its expenses.

During the six months ended July 1, 2007, approximately 65% of SunPower’s total revenue was generated outside the United States. We presently have currency exposure arising from sales, capital equipment purchases, prepayments and customer advances denominated in foreign currencies. A majority of SunPower’s total revenue is denominated in Euros, including fixed price agreements with Conergy and Solon, and a significant portion is denominated in U.S. dollars, while a portion of SunPower’s costs are incurred and paid in Euros and a smaller portion of SunPower’s expenses are paid in Philippine pesos and Japanese yen. In addition, SunPower’s prepayment to Wacker-Chemie AG, a polysilicon supplier to SunPower, and SunPower’s customer advances from Solon are denominated in Euros. For the six months ended July 1, 2007, approximately 60% of SP Systems’ total revenue was generated outside the U.S., of which approximately 54% was denominated in Euros and a significant portion of its costs are incurred and paid in Euros.

SunPower and SP Systems are exposed to the risk of a decrease in the value of the Euro relative to the U.S. dollar, which would decrease our total revenue. Changes in exchange rates between foreign currencies and the U.S. dollar may adversely affect our operating margins. For example, if these foreign currencies appreciate against the U.S. dollar, it will make it more expensive in terms of U.S. dollars to purchase inventory or pay expenses with foreign currencies. In addition, currency devaluation can result in a loss to us if we hold deposits of that currency as well as make our products, which are usually purchased with U.S. dollars, relatively more expensive than products manufactured locally. An increase in the value of the U.S. dollar relative to foreign currencies could make our solar cells more expensive for international customers, thus potentially leading to a reduction in our sales and profitability. Furthermore, many of our competitors will be foreign companies that could benefit from such a currency fluctuation, making it more difficult for us to compete with those companies. We currently conduct hedging activities, which involve the use of currency forward contracts. We cannot predict the impact of future exchange rate fluctuations on our business and operating results. In the past, we have experienced an adverse impact on our total revenue and profitability as a result of foreign currency fluctuations.

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

Neither SunPower nor SP Systems may be able to increase or sustain our recent growth rate, and we may not be able to manage our future growth effectively.

Neither SunPower nor SP Systems may be able to continue to expand our business or manage future growth. Our recent expansion has placed, and our planned expansion and any other future expansion will continue to place, a significant strain on our management, personnel, systems and resources. We plan to purchase additional equipment to significantly expand our manufacturing capacity and to hire additional employees to support an increase in manufacturing, research and development and our sales and marketing efforts. To successfully manage our growth and handle the responsibilities of being a public company, we believe we must effectively:

•      hire, train, integrate and manage additional qualified engineers for research and development activities, sales and marketing personnel, and financial and information technology personnel;

•      retain key management and augment our management team, particularly if we lose key members;

•      continue to enhance our customer resource management and manufacturing management systems;

•      implement and improve additional and existing administrative, financial and operations systems, procedures and controls, including the need to update and integrate our financial internal control systems in SP Systems and in our Philippines facility with those of our San Jose, California headquarters;

•      expand and upgrade our technological capabilities; and

•      manage multiple relationships with our customers, suppliers and other third parties.

SP Systems experienced significant revenue growth due primarily to the development and market acceptance of its SunPower PowerGuard ® roof system, the acquisition and introduction of its SunPower PowerTracker ® ground and elevated parking systems, its development of other technologies and increasing global interest and demand for renewable energy sources, including solar power generation. As a result, SP Systems increased its revenues in a relatively short period of time. Its annual revenue increased from $50.9 million in 2003 to $87.6 million in 2004 to $107.8 million in 2005 to $243.4 million in 2006. SP Systems revenue for the six months ended July 1, 2007 was $182.5 million. Our SP Systems business may not experience similar revenue growth in future periods. Accordingly, investors should not rely on the results of any prior quarterly or annual period as an indication of the future operating performance of our SP Systems business.

We may encounter difficulties in effectively managing the budgeting, forecasting and other process control issues presented by rapid growth. If we are unable to manage our growth effectively, we may not be able to take advantage of market opportunities, develop new solar cells and other products, satisfy customer requirements, execute our business plan or respond to competitive pressures.

SunPower and SP Systems had approximately 2,500 full-time employees as of July 1, 2007, and we anticipate that we will need to hire a significant number of highly skilled technical, manufacturing, sales, marketing, administrative and accounting personnel. The competition for qualified personnel is intense in our industry. We may not be successful in attracting and retaining sufficient numbers of qualified personnel to support our anticipated growth. Since we are a public company, we may have more difficulty than our private competitors in attracting personnel because of the perception that the stock option component of our compensation package may not be as valuable.

The success of our SP Systems business will depend in part on the continuing formation of such companies and the potential revenue source they represent. In deciding whether to form and invest in such companies, potential investors weigh a variety of considerations, including their projected return on investment. Such projections are based on current and proposed federal, state and local laws, particularly tax legislation. Changes to these laws, including amendments to existing tax laws or the introduction of new tax laws, tax court rulings as well as changes in administrative guidelines, ordinances and similar rules and regulations could result in different tax assessments and may adversely affect an investor’s projected return on investment, which could have a material adverse effect on our business and results of operations.

The steps SunPower has taken to increase the efficiency of our polysilicon utilization are unproven at volume production levels and may not enable us to realize the cost reductions we anticipate.

Given the polysilicon shortage, we believe the efficient use of polysilicon will be critical to our ability to reduce our manufacturing costs. We continue to implement several measures to increase the efficient use of polysilicon in our manufacturing process. For example, we are developing processes to utilize thinner wafers which require less polysilicon and improved wafer-slicing technology to reduce the amount of material lost while slicing wafers, otherwise known as kerf loss. Although we have implemented production using thinner wafers and anticipate further reductions in wafer thickness, these methods may have unforeseen negative consequences on our yields or our solar cell efficiency or reliability once they are put into large-scale commercial production or they may not enable us to realize the cost reductions we hope to achieve.

SP Systems recognized revenue on a “percent completion” basis and upon the achievement of contractual milestones. We intend to recognize revenue from projects our SP Systems business on a similar basis, and any delay or cancellation of a project could adversely affect our business.

SP Systems recognized revenue on a “percent completion” basis and, as a result, the revenue from this business was driven by its performance of its contractual obligations, which is generally driven by timelines for the installation of its solar power systems at customer sites. We will recognize revenue from projects of the SP Systems business on a similar basis. As a consequence of the Merger, we delay the recognition of revenue from sales of cells and panels to SP Systems until SP Systems recognizes revenue. This could result in unpredictability of revenue and, in the near term, a revenue decrease. As with any project-related business, there is the potential for delays within any particular customer project. Variation of project timelines and estimates may impact our ability to recognize revenue in a particular period. In addition, certain customer contracts may include payment milestones due at specified points during a project. Because our SP Systems business usually must invest substantial time and incur significant expense in advance of achieving milestones and the receipt of payment, failure to achieve such milestones could adversely affect our business and results of operations.

Our SP Systems business’ sales cycles can be longer than the sales cycle for our solar cells and panels and may require significant upfront investment which may not ultimately result in signing of a sales contract and could materially adversely affect our business and results of operations.

Our SP Systems business’ sales cycles, which measure the time between its first contact with a customer and the signing of a sales contract for a particular project, vary substantially and average approximately eight months. Sales cycles for the SP Systems business’ systems are lengthy for a number of reasons, including:

•      its customers often delay purchasing decisions until their eligibility for an installation rebate is confirmed, which generally takes several months;

•      the long time required to secure adequate financing for system purchases on terms acceptable to customers; and

•      the customer’s review and approval processes for system purchases are lengthy and time consuming.

As a result of these long sales cycles, our SP Systems business must make significant upfront investments of resources in advance of the signing of sales contracts and the receipt of any revenues, most of which are not recognized for several additional months following contract signing. Accordingly, our SP Systems business must focus its limited resources on sales opportunities that it believes it can secure. Its inability to enter into sales contracts with potential customers after it makes such an investment could have a material adverse effect on our business and results of operations.

SunPower depends on a combination of our own wafer-slicing operations and those of other vendors for the wafer-slicing stage of our manufacturing, and any technical problems, breakdowns, delays or cost increases could significantly delay our manufacturing operations, decrease our output and increase our costs.

SunPower has historically depended on the wafer-slicing operations of third-party vendors to slice ingots into wafers. We have established our own wafer-slicing operations, and in the six months ended July 1, 2007, we sliced approximately 42% of our wafers. If our third-party vendors increase their prices or decrease or discontinue their shipments to us, as a result of equipment malfunctions, competing purchasers or otherwise, and we are unable to obtain substitute wafer-slicing from another vendor on acceptable terms, or increase our own wafer-slicing operations on a timely basis, our sales will decrease, our costs may increase or our business will otherwise be harmed.

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

SunPower and SP Systems generally do not have long-term agreements with our customers and accordingly could lose customers without warning.

SunPower’s solar cells, solar panel and imaging detector products are generally not sold pursuant to long-term agreements with customers, but instead are sold on a purchase order basis. SP Systems typically contracts to perform large projects with no assurance of repeat business from the same customers in the future. Although we believe that cancellations on our purchase orders to date have been insignificant, our customers may cancel or reschedule purchase orders with us on relatively short notice. Cancellations or rescheduling of customer orders could result in the delay or loss of anticipated sales without allowing us sufficient time to reduce, or delay the incurrence of, our corresponding inventory and operating expenses. In addition, changes in forecasts or the timing of orders from these or other customers expose us to the risks of inventory shortages or excess inventory. This, in addition to the completion and non-repetition of large SP Systems projects, in turn could cause our operating results to fluctuate.

Sales contracts for SP Systems’ systems typically include bonding requirements and with increasing frequency have begun to include provisions regarding liquidated damages for installation delays, electricity generation or other solar power system performance guarantees and conditional payments. If they continue, liquidated damages provisions will put us at economic risk for future uncertain events.

Most SP Systems customers require performance bonds issued by a bonding agency. Due to the general performance risk inherent in construction activities, it has become increasingly difficult recently to secure suitable bonding agencies willing to provide performance bonding. In the event SP Systems is unable to obtain bonding, we will be unable to bid on, or enter into, sales contracts requiring such bonding. In addition, some of SP Systems’ larger customers require that it pay substantial liquidated damages for each day or other period its solar installation is not completed beyond an agreed target date. This is particularly true in Europe, where long-term, fixed feed-in tariffs available to investors are typically set during the year of project completion, but the fixed amount declines over time for projects completed in subsequent years. In addition, investors often require that the solar power system generate specified levels of electricity in order to maintain their investment returns, allocating risk and financial penalties to SP Systems if those levels are not achieved. Furthermore, its customers often require protections in the form of conditional payments, payment retentions or holdbacks, and similar arrangements that condition its future payments on performance. Delays in solar panel or other supply shipments, other construction delays, unexpected performance problems in electricity generation or other events could cause our SP Systems business to fail to meet these performance criteria, resulting in unanticipated revenue and earnings losses and financial penalties. If the trend for requiring such provisions continues, our SP Systems business would be subject to the same risks as SP Systems prior to the Merger, which could have a material adverse effect on our business and results of operations.

SP Systems prior to the Merger usually acted as the general contractor for its customers in connection with the installations of its solar power systems and was subject to risks associated with cost overruns, delays and other contingencies. We intend to operate the SP Systems business in the same manner, and will be subject to the same risks.

SP Systems prior to the Merger acted as the general contractor for its customers in connection with the installation of its solar power systems. All essential costs were estimated at the time of entering into the sales contract for a particular project, and these were reflected in the overall price that it charges its customers for the project. These cost estimates were preliminary and may or may not be covered by contracts between SP Systems or the other project developers, subcontractors, suppliers and other parties to the project. In addition, SP Systems required qualified, licensed subcontractors to install most of its systems. Shortages of such skilled labor could significantly delay a project or otherwise increase SP Systems’ costs. Should miscalculations in planning a project or defective or late execution occur, SP Systems may not have achieved its expected margins or cover its costs. Construction delays are often caused by inclement weather, failure to timely receive necessary approvals and permits, or delays in obtaining necessary solar panels, inverters or other materials. Because we intend to operate our SP Systems business in the same manner, our SP Systems business could be subject to the same risks, and such risks could have a material adverse effect on our business and results of operations.

Our SP Systems business could be adversely affected by seasonal trends and construction cycles.

Our SP Systems business is subject to significant industry-specific seasonal fluctuations. Its sales have historically reflected these seasonal trends with the largest percentage of total revenues being realized during the last two calendar quarters. Low seasonal demand normally results in reduced shipments and revenues in the first two calendar quarters. There are various reasons for this seasonality, mostly related to economic incentives and weather patterns. For example, in European countries with feed-in tariffs, the construction of solar power systems is concentrated during the second half of the calendar year, largely due to the annual reduction of the applicable minimum feed-in tariff and the fact that the coldest winter months are January through March. In the United States, customers will sometimes make purchasing decisions towards the end of the year in order to take advantage of tax credits or for other budgetary reasons.

In addition, to the extent the SP Systems business is successful in implementing its strategy to enter the new home development market, it expects the seasonality of its business and financial results to become more pronounced as sales in this market are often tied to construction market demands which tend to follow national trends in construction, including declining sales during cold weather months.

The expansion of our SP Systems business into the residential market may increase its exposure to certain risks, including class action product liability claims.

SP Systems has expanded into the residential market by selling its systems to large production homebuilders. It currently expects this new growth strategy to initially focus on new home development projects in excess or 50 homes, though it considers projects below this amount. As part of this strategy, SP Systems developed SunTile ® , a product that integrates a solar panel into a roof tile. To date SP Systems has focused on large-scale commercial applications and has limited experience serving the residential market.

Our SP Systems business’ new residential products and services may not gain market acceptance and it may not otherwise be successful in entering the residential market, which would limit its growth and adversely affect our operating results. Furthermore, the residential construction market has peculiar characteristics that may increase its exposure to certain risks it currently faces or expose it to new risks. These risks include increased seasonality, sensitivity to interest rates and other macroeconomic conditions, as well as enhanced legal exposure. In particular, new home developments often result in class action litigation when one or more homes within a development experiences construction problems. Unlike our SP Systems business’ commercial business, where it typically acts as general contractor, SP Systems will be generally acting as subcontractor to homebuilders overseeing the development projects. In many instances subcontractors may be held liable for work of the homebuilder or other subcontractors. In addition, homebuilders often require onerous indemnification obligations that effectively allocate most of the potential liability from homeowner or class action lawsuits to subcontractors, including our SP Systems business. Insurance policies for its residential work have significant limitations on coverage that may render such policies inapplicable to these lawsuits. If our SP Systems business is not successful in entering the new residential construction market, or if as a result of the litigation and indemnification risks associated with such market, our SP Systems business incurs significant costs, our business and results of operations could be materially adversely affected.

If SunPower and SP Systems fail to successfully develop and introduce new products and services, we will not be able to compete effectively, and our ability to generate revenues will suffer; technological changes in the solar power industry could render SunPower’s and SP Systems’ solar power products uncompetitive or obsolete, which could reduce our market share and cause our sales to decline.

As we introduce new or enhanced products or integrate SP Systems’ or other new technology into our products, we will face risks relating to such transitions including, among other things, technical challenges, disruption in customers’ ordering patterns, insufficient supplies of new products to meet customers’ demand, possible product and technology defects arising from the integration of new technology and a potentially different sales and support environment relating to any new technology. Our failure to manage the transition to newer products or the integration of newer technology into our products could adversely affect our business’ operating results and financial results.

The solar power market is characterized by continually changing technology requiring improved features, such as increased efficiency and higher power output and improved aesthetics. This will require us to continuously develop new solar power products and enhancements for existing solar power products to keep pace with evolving industry standards and changing customer requirements. Technologies developed by others, including thin film solar panels, concentrating solar cells or other solar technologies, may prove more advantageous than ours for the commercialization of solar power products and may render our technology obsolete. Our failure to further refine our technology and develop and introduce new solar power products could cause our products to become uncompetitive or obsolete, which could reduce our market share and cause our sales to decline. Our net research and development expense after deduction for government funding was $5.8 million for the six months ended July 1, 2007 and $4.6 million for the six months ended July 2, 2006. In addition, in the first quarter of 2007 SunPower and SP Systems were selected for a combined award, pending finalization of the award agreement, under the Department of Energy’s Solar America Initiative (SAI), for up to $8.5 million in the first budgeting period following negotiation of the agreement. Total funding for the three-year effort is estimated to be $24.7 million. The Company’s cost share requirement under this program is anticipated to be $27.9 million. We will need to invest significant financial resources in research and development to maintain our market position, keep pace with technological advances in the solar power industry and effectively compete in the future.

Evaluating SunPower’s business and future prospects may be difficult due to our limited history in producing and shipping solar cells and solar panels in commercial volumes.

There is limited historical information available about SunPower upon which investors can base their evaluation of our business and prospects. Although we began to develop and commercialize high-efficiency solar cell technology for use in solar concentrators in 1988 and began shipping product from our pilot manufacturing facility in 2003, we shipped our first commercial A-300 solar cells from our Philippines manufacturing facility in late 2004. Relative to the entire solar industry, we have shipped only a limited number of solar cells and solar panels and have recognized limited revenue. Our future success will require us to continue to scale our Philippines facilities significantly beyond their current capacity. In addition, our business model, technology and ability to achieve satisfactory manufacturing yields at higher volumes are unproven at significant scale. As a result, investors should consider our business and prospects in light of the risks, expenses and challenges that we will face as an early-stage company seeking to develop and manufacture new products in a rapidly growing market.

SunPower and SP Systems’ reliance on government programs to partially fund our research and development programs could impair our ability to commercialize our solar power products and services and increase our research and development expenses.

We intend to continue our policy of selectively pursuing contract research, product development and market development programs funded by various agencies of the federal and state governments to complement and enhance our own resources. Funding from government grants is recorded as an offset to our research and development expense. During the six months ended July 1, 2007, funding from government grants, agreements and contracts offset approximately 15% our total research and development expense, excluding in-process research and development.

These government agencies may not continue their commitment to programs relevant to our development projects. Moreover, we may not be able to compete successfully to obtain funding through these or other programs. A reduction or discontinuance of these programs or of our participation in these programs would materially increase our research and development expenses, which would adversely affect our profitability and could impair our ability to develop our solar power products and services. In addition, contracts involving government agencies may be terminated or modified at the convenience of the agency. Many of our SP Systems business’ government awards also contain royalty provisions that require it to pay certain amounts based on specified formulas. Government awards are subject to audit and governmental agencies may dispute its royalty calculations. Any such dispute could result in fines, increased royalty payments, cancellation of the agreement or other penalties, which could have material adverse affect on our business and results of operations.

Our SP Systems business’ government-sponsored research contracts require that it provide regular written technical updates on a monthly, quarterly or annual basis, and, at the conclusion of the research contract, a final report on the results of its technical research. Because these reports are generally available to the public, third parties may obtain some aspects of its sensitive confidential information. Moreover, the failure to provide accurate or complete reports may provide the government with rights to any intellectual property arising from the related research.

Funding from government awards also may limit when and how we can deploy our products and services developed under those contracts. For example, government awards may require that the manufacturing of products developed with federal funding be substantially conducted in the United States. In addition, technology and intellectual property that we develop with government funding provides the government with “march-in” rights. March-in rights refer to the right of the government or a government agency to require us to grant a license to the developed technology or products to a responsible applicant or, if it refuses, the government may grant the license itself. The government can exercise its march-in rights if it determines that action is necessary because we fail to achieve practical application of the technology or because action is necessary to alleviate health or safety needs, to meet requirements of federal regulations or to give the United States industry preference. In addition, government awards may include a provision providing the government with a nonexclusive, nontransferable, irrevocable, paid-up license to practice or have practiced each subject invention developed under an award throughout the world by or on behalf of the government.  Additional rights to technical data may be granted to the government in recognition of funding.

Because the markets in which we compete are highly competitive and many of our competitors have greater resources than SunPower and SP Systems, we may not be able to compete successfully and we may lose or be unable to gain market share.

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

SP Systems’ solar power products and services compete against other power generation sources including conventional fossil fuels supplied by utilities, other alternative energy sources such as wind, biomass, CSP and emerging distributed generation technologies such as micro-turbines, sterling engines and fuel cells. In the large-scale on-grid solar power systems market, SP Systems will face direct competition from a number of companies that manufacture, distribute, or install solar power systems. Many of these companies sell SP Systems’ products as well as their own or those of other manufacturers. Our SP Systems business’ primary competitors in the United States include Arizona Public Service Company, BP Solar International, Inc., a subsidiary of BP p.l.c., Conergy Inc., DT Solar, Eastwood Energy, EI Solutions, Inc., GE Energy, a subsidiary of General Electric Corporation, Global Solar Energy, Inc., a subsidiary of Solon, Power-Fab, Schott Solar, Inc., Solar Integrated Technologies, Inc., SPG Solar, Inc., Sun Edison LLC, SunTechnics Installation & Services, Inc., Thompson Technology Industries, Inc. and WorldWater & Power Corporation. Our SP Systems business’ primary competitors in Europe include BP Solar, Conergy (through its subsidiaries AET Alternitive Energie Technik GmbH, SunTechnics Solartechnik GmbH and voltwerk AG), PV-Systemtechnik Gbr, SAG Solarstrom AG, Solon AG and Taufer Solar GmbH. In addition, our SP Systems business will occasionally compete with distributed generation equipment suppliers such as Caterpillar, Inc. and Cummins Inc. Other existing and potential competitors in the solar power market include universities and research institutions. We also expect that future competition will include new entrants to the solar power market offering new technological solutions. As we enter new markets and pursue additional applications for our SP Systems business’ products and services, we expect to face increased competition, which may result in price reductions, reduced margins or loss of market share.

Competition is intense, and many of our competitors have significantly greater access to financial, technical, manufacturing, marketing, management and other resources than we do. Many also have greater name recognition, a more established distribution network and a larger installed base of customers. In addition, many of our competitors have well-established relationships with our current and potential suppliers, resellers and their customers and have extensive knowledge of our target markets. As a result, these competitors may be able to devote greater resources to the research, development, promotion and sale of their products and respond more quickly to evolving industry standards and changing customer requirements than we will be able to. Consolidation or strategic alliances among such competitors may strengthen these advantages and may provide them greater access to customers or new technologies. We may also face competition from some of SP Systems’ resellers, who may develop products internally that compete with our SP Systems business’ product and service offerings, or who may enter into strategic relationships with or acquire other existing solar power system providers. To the extent that government funding for research and development grants, customer tax rebates and other programs that promote the use of solar and other renewable forms of energy are limited, we will compete for such funds, both directly and indirectly, with other renewable energy providers and their customers.

If we cannot compete successfully in the solar power industry, our operating results and financial condition will be adversely affected. Furthermore, we expect competition in SP Systems’ markets to increase, which could result in lower prices or reduced demand for SP Systems’ services and have a material adverse effect on our business and results of operations.

SunPower and SP Systems expect to continue to make significant capital expenditures, particularly in our manufacturing facilities, and if adequate funds are not available or if the covenants in our credit agreements impair our ability to raise capital when needed, our ability to expand our manufacturing capacity and our business will suffer.

We expect to continue to make significant capital expenditures, particularly in our manufacturing facilities, including, for example, through building purchases or long-term leases. SunPower and SP Systems anticipate that our expenses will increase substantially in the foreseeable future as we expand our manufacturing operations, hire additional personnel, pay more or make advance payments for raw material, especially polysilicon, increase our sales and marketing efforts, invest in joint ventures and acquisitions, and continue our research and development efforts with respect to our products and manufacturing technologies. We expect total capital expenditures of approximately $200 million in 2007 as we continue to increase our solar cell and solar panel manufacturing capacity. These expenditures would be greater if we decide to bring capacity on line more rapidly. We believe that our current cash and cash equivalents and funds available under our credit agreement with Wells Fargo and the proceeds from our follow-on offerings completed in February and July of 2007 will be sufficient to fund our capital and operating expenditures over the next 12 months. However, if our financial results or operating plans change from our current assumptions, we may not have sufficient resources to support our business plan. If our capital resources are insufficient to satisfy our liquidity requirements, we may seek to sell additional equity securities or debt securities or obtain other debt financing. We may also issue equity securities in the future to suppliers of raw materials in order to secure adequate materials to satisfy our production needs. The sale of additional equity securities or convertible debt securities would result in additional dilution to our stockholders. Additional debt would result in increased expenses and could require us to abide by covenants that would restrict our operations. Our credit facilities contain customary covenants and defaults, including, among others, limitations on dividends, incurrence of indebtedness and liens and mergers and acquisitions and may restrict our operating flexibility. If adequate funds are not available on acceptable terms or terms consistent with any new our credit agreement we may enter into, our ability to fund our operations, develop and expand our manufacturing operations and distribution network, maintain our research and development efforts or otherwise respond to competitive pressures would be significantly impaired.

The demand for products requiring significant initial capital expenditures such as SunPower’s and SP Systems’ solar power products and services are affected by general economic conditions.

The United States and international economies have recently experienced a period of slow economic growth. A sustained economic recovery is uncertain. In particular, terrorist acts and similar events, continued turmoil in the Middle East or war in general could contribute to a slowdown of the market demand for products that require significant initial capital expenditures, including demand for solar cells and solar power systems and new residential and commercial buildings. In addition, increases in interest rates may increase financing costs to customers, which in turn may decrease demand for our solar power products. If the economic recovery slows down as a result of the recent economic, political and social turmoil, or if there are further terrorist attacks in the United States or elsewhere, SunPower and/or SP Systems may experience decreases in the demand for our solar power products, which may harm our operating results.

Increases in interest rates may decrease the return on investment for certain customers or investors in projects of SP Systems, which could decrease demand for its products and services and which could have a material adverse effect on our business and results of operations.

SP Systems has benefited from historically low interest rates in recent years, as these rates have made it more attractive for its customers to use debt financing to purchase its solar power systems. Interest rates have been rising and may continue to rise, which will likely increase the cost of financing these systems and may reduce an operating company’s profits and investors’ expected returns on investment. Rising interest rates may also make certain alternative investments more attractive to investors, and therefore lead to a decline in demand for SP Systems’ solar power systems, which could have a material adverse effect on our business and results of operations.

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

One of SP Systems’s key products, SunPower PowerTracker ® , was acquired through an assignment and acquisition of the patents associated with the product from a third party individual, and if we are unable to continue to use this product, our business, prospects, operating results and financial condition would be materially harmed.

In September 2002, SP Systems entered into a Technology Assignment and Services Agreement and other ancillary agreements with Jefferson Shingleton and MaxTracker Services, LLC, a New York limited liability company controlled by Mr. Shingleton. These agreements form the basis for its intellectual property rights in its PowerTracker ® products. Under such agreements, as later amended, Mr. Shingleton assigned to SP Systems his MaxTracker ™ , MaxRack ™ , MaxRack Ballast ™ and MaxClip ™ products and all related intellectual property rights. Mr. Shingleton is obligated to provide consulting services to SP Systems related to such technology until December 31, 2012 and is required to assign to SP Systems any enhancements he makes to the technology while providing such consulting services. Mr. Shingleton retains a first security interest in the patents and patent applications assigned until the earlier of the expiration of the patents, full payment by SP Systems to Mr. Shingleton of all of the royalty obligations under the Technology Assignment and Services Agreement, or the termination of the Technology Assignment and Services Agreement. In the event of SP Systems’ default under the Technology Assignment and Services Agreement, MaxTracker Services and Mr. Shingleton may terminate the agreements and the related assignments and cause the intellectual rights assigned to it to be returned to Mr. Shingleton or MaxTracker Services, including patents related to PowerTracker ®. In addition, upon such termination, SP Systems must grant Mr. Shingleton a perpetual, non-exclusive, royalty-free right and license to use, sell, and otherwise exploit throughout the world any intellectual property MaxTracker Services or Mr. Shingleton developed during the provision of consulting services to SP Systems. Events of default by SP Systems which could enable Mr. Shingleton or Max Tracker Services to terminate the agreements and the related assignments and cause the intellectual rights assigned to it to be returned to Mr. Shingleton or MaxTracker Services include the following:

•                  if SP Systems files a petition in bankruptcy or equivalent order or petition under the laws of any jurisdiction;

•                  if a petition in bankruptcy or equivalent order or petition under the laws of any jurisdiction is filed against it which is not dismissed within 60 days of such filing;

•                  if SP Systems’ assets are assigned for the benefit of creditors;

•                  if SP Systems voluntarily or involuntarily dissolves (except in connection with the Merger, for which SP Systems received a waiver of this condition);

•                  if SP Systems fails to pay any amount due under the agreements when due and does not remedy such failure to pay within 10 days of written notice of such failure to pay; or

•                  if SP Systems defaults in the performance of any of its material obligations under the agreements when required (other than payment of amounts due under the agreements), and such failure is not remedied within 30 days of written notice to it of such default from Mr. Shingleton or MaxTracker Services. However, if such a default can reasonably be cured after the 30-day period, and SP Systems commences cure of such default within 30-day period and diligently prosecutes that cure to completion, such default does not trigger a termination right unless and until SP Systems ceases commercially reasonable efforts to cure such default.

If SP Systems is unable to continue to use and sell PowerTracker ® as a result of the termination of the agreements and the related assignment or any other reason, our business, prospects, operating results and financial condition would be materially harmed.

SunPower and SP Systems are dependent on our intellectual properties, and we may face intellectual property infringement claims that could be time-consuming and costly to defend and could result in the loss of significant rights.

From time to time, SunPower, SP Systems, our respective customers or third-parties with whom we work may receive letters, including letters from various industry participants, alleging infringement of their patents. Although we are not currently aware of any parties pursuing or intending to pursue infringement claims against us, we cannot assure investors that we will not be subject to such claims in the future. Also, because patent applications in the United States and many other jurisdictions are kept confidential for 18 months before they are published, we may be unaware of pending patent applications that relate to our products. Our third-party suppliers may also become subject to infringement claims, which in turn could negatively impact our business. SunPower ceased use of certain licensed technology for which we have not paid royalties since the second quarter of 2004 because our current products do not use the licensed technology. However, the licensor could challenge these actions and litigate against us. Intellectual property litigation is very expensive and time-consuming and could divert management’s attention from our business and could have a material adverse effect on our business, operating results or financial condition. If there is a successful claim of infringement against us, our customers or our third-party intellectual property providers, we may be required to pay substantial damages to the party claiming infringement, stop selling products or using technology that contains the allegedly infringing intellectual property, or enter into royalty or license agreements that may not be available on acceptable terms, if at all. Parties making infringement claims may also be able to bring an action before the International Trade Commission that could result in an order stopping the importation into the United States of our solar cells. Any of these judgments could materially damage our business. We may have to develop non-infringing technology, and our failure in doing so or in obtaining licenses to the proprietary rights on a timely basis could have a material adverse effect on our business.

SunPower or SP Systems may file claims against other parties for infringing our intellectual property that may be very costly and may not be resolved in our favor.

We cannot guarantee that infringement of SunPower’s or SP Systems’ intellectual property by other parties does not exist now or that it will not occur in the future. To protect our intellectual property rights and to maintain our competitive advantage, we may file suits against parties who we believe infringe our intellectual property. Intellectual property litigation is expensive and time consuming and could divert management’s attention from our business and could have a material adverse effect on our business, operating results or financial condition, and our enforcement efforts may not be successful. In certain situations, we may have to bring such suit in foreign jurisdictions, in which case we are subject to additional risk as to the result of the proceedings and the amount of damage that we can recover. Certain foreign jurisdictions may not provide protection to intellectual property comparable to that in the United States. Our participation in intellectual property enforcement actions may negatively impact our financial results.

We may not be able to prevent others from using the SunPower and SP Systems names or similar marks in connection with their solar power products which could adversely affect the market recognition of our name and our revenue.

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

SP Systems holds registered trademarks for SunPower Corporation, Systems®, PowerGuard®, PowerTracker® and SunTile® in the United States, registered trademarks for SunPower Corporation, Systems® and PowerGuard® in Europe, and a pending trademark application for PowerTilt™ in the United States. It has not registered, and may not be able to register, these trademarks elsewhere.

SunPower and SP Systems rely primarily upon copyright and trade secret laws and contractual restrictions to protect our proprietary rights, and, if these rights are not sufficiently protected, our ability to compete and generate revenue could suffer.

SunPower and SP Systems seek to protect our proprietary manufacturing processes, documentation and other written materials primarily under trade secret and copyright laws. We also typically require employees and consultants with access to our proprietary information to execute confidentiality agreements. The steps taken by us to protect our proprietary information may not be adequate to prevent misappropriation of our technology. In addition, our proprietary rights may not be adequately protected because:

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

Neither SunPower nor SP Systems may obtain sufficient patent protection on the technology embodied in the solar cells or solar system components we currently manufacture and market, which could harm our competitive position and increase our expenses.

Although SunPower and SP Systems rely primarily on trade secret laws and contractual restrictions to protect the technology in the solar cells and solar system components we currently manufacture and market, our success and ability to compete in the future may also depend to a significant degree upon obtaining patent protection for our proprietary technology. As of July 1, 2007, in the United States, SunPower owned nine issued patents and jointly owned another three patents, and had 28 U.S. and 18 foreign patent applications pending. These patent applications cover aspects of the technology in the solar cells we currently manufacture and market. Patents that we currently own or license-in do not cover the solar cells that we presently manufacture and market. As of July 1, 2007, including the United States and foreign countries, SP Systems had a total 65 issued patents and 50 pending patent applications. SP Systems intends to continue to seek patent protection for those aspects of its technology, designs, and methodologies and processes that it believes provide significant competitive advantages. SP Systems’ material patents primarily relate to PowerGuard ®, PowerTilt ™ and PowerTracker ®.

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

If the effective term of SunPower’s or SP Systems’ patents is decreased due to changes in patent laws or if we need to refile some of our patent applications, the value of our patent portfolio and the revenue we derive from products protected by the patents may be decreased.

The value of SunPower’s and SP Systems’ patents depends in part on their duration. A shorter period of patent protection means less value of a patent. For example, the United States patent laws were amended in 1995 to change the term of patent protection from 17 years after the date of the patent’s issuance to 20 years after the earliest effective filing date of the application for a patent, unless the application was pending on June 8, 1995, in which case the term of a patent’s protection expires either 17 years after its issuance or 20 years after its filing, whichever is later. Because the time required from the filing of patent application to issuance of a patent is often longer than three years, a 20-year patent term from the filing date may result in substantially shorter patent protection. Also, we may need to re-file some of our patent applications and, in these situations, the patent term will be measured from the date of the earliest priority application to which benefit is claimed in such a patent application. This would also shorten our period of patent exclusivity. A shortened period of patent exclusivity may negatively impact our revenue protected by our patents.

SunPower’s and SP Systems’ intellectual property indemnification practices may adversely impact our business.

SunPower and SP Systems are required by contract to indemnify some of our customers and our third-party intellectual property providers for certain costs and damages of patent infringement in circumstances where our solar cells are a factor creating the customer’s or these third-party providers’ infringement liability. This practice may subject us to significant indemnification claims by our customers and our third-party providers. We cannot assure investors that indemnification claims will not be made or that these claims will not harm our business, operating results or financial condition.

The success of SunPower’s and SP Systems’ business depends on the continuing contributions of our key personnel.

SunPower and SP Systems rely heavily on the services of our key executive officers, including Thomas H. Werner, our Chief Executive Officer, Emmanuel T. Hernandez, our Chief Financial Officer, Dr. Richard Swanson, our President and Chief Technology Officer, PM Pai, our Chief Operating Officer and Thomas L. Dinwoodie, SP Systems’ Chief Executive Officer. The loss of services of any principal member of our management team, particularly Thomas H. Werner, Emmanuel T. Hernandez, Dr. Richard Swanson, PM Pai and Thomas L. Dinwoodie could adversely impact our operations. In addition, our technical personnel represent a significant asset and serve as the source of our technological and product innovations. We believe our future success will depend upon our ability to retain these key employees and our ability to attract and retain other skilled managerial, engineering and sales and marketing personnel. However, we cannot guarantee that any employee will remain employed at the Company for any definite period of time since all of our employees, including Messrs. Werner, Hernandez, Swanson, Pai and Dinwoodie, serve at-will and may terminate their employment at any time for any reason.

Our headquarters for the SunPower and SP Systems businesses, and other facilities, as well as the facilities of certain of our key subcontractors, are located in regions that are subject to earthquakes and other natural disasters.

Our headquarters for both the SunPower and SP Systems businesses, including research and development operations, our manufacturing facilities and the facilities of SunPower’s subcontractor upon which we rely to assemble and test our solar panels are located in countries that are subject to earthquakes and other natural disasters. Our headquarters and research and development operations are located in California, SunPower’s manufacturing facilities is located in the Philippines, and the facilities of SunPower’s subcontractor for assembly and test of solar panels is located in China. Since we do not have redundant facilities, any earthquake, tsunami or other natural disaster in these countries could materially disrupt our production capabilities and could result in our experiencing a significant delay in delivery, or substantial shortage, of our solar cells.

Compliance with environmental regulations can be expensive, and noncompliance with these regulations may result in adverse publicity and potentially significant monetary damages and fines for SunPower or SP Systems.

SunPower and SP Systems are required to comply with all foreign, U.S. federal, state and local laws and regulations regarding pollution control and protection of the environment. In addition, under some statutes and regulations, a government agency, or other parties, may seek recovery and response costs from operators of property where releases of hazardous substances have occurred or are ongoing, even if the operator was not responsible for such release or otherwise at fault. We use, generate and discharge toxic, volatile and otherwise hazardous chemicals and wastes in our research and development and manufacturing activities. Any failure by us to control the use of, or to restrict adequately the discharge of, hazardous substances could subject us to potentially significant monetary damages and fines or suspensions in our business operations. In addition, if more stringent laws and regulations are adopted in the future, the costs of compliance with these new laws and regulations could be substantial. To date such laws and regulations have not had a significant impact on SunPower’s or our SP Systems business’ operations, and we believe that we have all necessary permits to conduct their respective operations as they are presently conducted. If we fail to comply with present or future environmental laws and regulations, however, we may be required to pay substantial fines, suspend production or cease operations. Under SunPower’s separation agreement with Cypress, SunPower will indemnify Cypress from any environmental liabilities associated with SunPower’s operations and facilities in San Jose, California and the Philippines.

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

Changes to financial accounting standards may affect our combined results of operations and cause SunPower and/or SP Systems to change our business practices.

We prepare our financial statements to conform with U.S. GAAP. These accounting principles are subject to interpretation by the American Institute of Certified Public Accountants, the SEC and various bodies formed to interpret and create appropriate accounting policies. A change in those policies can have a significant effect on our combined reported results and may affect our reporting of transactions completed before a change is announced. Changes to those rules or the questioning of current practices may adversely affect our reported financial results or the way we conducts our business. For example, accounting policies affecting many aspects of our business, including rules relating to employee stock option grants, have recently been revised. The Financial Accounting Standards Board, or the FASB, and other agencies have made changes to U.S. GAAP, that required U.S. companies, starting in the first quarter of fiscal 2006, to record a charge to earnings for employee stock option grants and other equity incentives. We may have significant and ongoing accounting charges resulting from option grant and other equity awards that could reduce our net income or increase our net loss. In addition, since SunPower and SP Systems historically used equity-related compensation as a component of their total employee compensation program, the accounting change could make the use of equity-related compensation less attractive to us and therefore make it more difficult to attract and retain employees.

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

The development of a unified system of controls over financial reporting may take a significant amount of management’s time and attention and, if not completed in a timely manner, could negatively impact us.

Prior to its acquisition by us in January 2007, PowerLight Corporation (now known as SunPower Corporation, Systems and referred to as “SP Systems”) was not required to report on the effectiveness of its internal controls over financial reporting because it was not subject to the requirements of the Securities Exchange Act of 1934, as amended, or the Exchange Act. In August 2006, the audit committee of PowerLight Corporation received a letter from that company’s independent auditors identifying certain material weaknesses in that company’s internal controls over financial reporting relating to that company’s audits of its consolidated financial statements for 2005, 2004 and 2003. These material weaknesses included problems with financial statement close processes and procedures, inadequate accounting resources, unsatisfactory application of the percentage of completion accounting method, inaccurate physical inventory counts, incorrect accounting for complex capital transactions and inadequate disclosure of related party transactions. In addition, PowerLight Corporation had to restate its 2004 and 2003 financial statements to correct previously reported amounts primarily related to its contract revenue, contract costs, accrued warranty, California state sales taxes and inventory items. In July 2007, subsequent to our acquisition of PowerLight Corporation, its independent auditors completed their audit of SP Systems’ 2006 financial statements. In connection with that audit, our audit committee received a letter from the independent auditors of SP Systems identifying significant deficiencies in SP Systems’ internal controls over financial reporting.

We have begun remediation efforts with respect to the material weaknesses and significant deficiencies identified by SP Systems’  independent auditors. Although initiated, our plans to improve these internal controls and processes are not complete. While we expect to complete this remediation process as quickly as possible, doing so depends on several factors beyond our control, including the hiring of additional qualified personnel and, as a result, we cannot at this time estimate how long it will take to complete the steps identified above. Our management will continue to evaluate the effectiveness of the control environment in our systems segment and will continue to develop and enhance SP Systems’ internal controls. We cannot assure investors that the measures we have taken to date or any future measures will remediate the material weaknesses reported by SP Systems’ independent auditors. Additional deficiencies in our internal controls may be discovered in the future. Any failure to develop or maintain effective controls, or any difficulties encountered in their implementation or improvement, could harm our operating results or cause us to fail to meet our reporting obligations and may result in a restatement of our prior period financial statements. Ineffective internal controls could also cause investors to lose confidence in our reported financial information, which would likely have a negative effect on the trading price of our securities.

Our report on internal controls over financial reporting in our annual report on Form 10-K for the fiscal year ended December 31, 2006 did not include an assessment of SP Systems’ internal controls. We are not required to include SP Systems, which now makes up our Systems Segment, in our report on internal controls until our annual report on Form 10-K for the fiscal year ending December 28, 2008. Unanticipated factors may hinder the effectiveness or delay the integration of SunPower’s and SP Systems’ internal control systems. We cannot be certain as to whether we will be able to establish an effective, unified system of internal controls over financial reporting in a timely manner, or at all.

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

Our credit agreement with Wells Fargo Bank, N.A. contains covenant restrictions that may limit our ability to operate our business.

Our Credit Agreement with Wells Fargo Bank, N.A. contains, and any of our other future debt agreements may contain, covenant restrictions that limit our ability to operate our business, including restrictions on our ability to:

•  incur additional debt or issue guarantees;

•  create liens;

•  make certain investments;

•  enter into transactions with our affiliates;

•  sell certain assets;

•  redeem capital stock or make other restricted payments;

•  declare or pay dividends or make other distributions to stockholders; and

•  merge or consolidate with any person.

In addition, our credit agreement contains additional affirmative and negative covenants that are more restrictive than those contained in the indenture governing the debentures. Our ability to comply with these covenants is dependent on our future performance, which will be subject to many factors, some of which are beyond our control, including prevailing economic conditions.

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

Provisions of our outstanding debentures could discourage an acquisition of us by a third party.

Certain provisions of our outstanding debentures could make it more difficult or more expensive for a third party to acquire us. Upon the occurrence of certain transactions constituting a fundamental change, holders of our outstanding debentures will have the right, at their option, to require us to repurchase, at a cash repurchase price equal to 100% of the principal amount plus accrued and unpaid interest on the debentures, all of their debentures or any portion of the principal amount of such debentures in integral multiples of $1,000. We may also be required to issue additional shares of our class A common stock upon conversion of such debentures in the event of certain fundamental changes.

Risks Related to Our Debentures and Class A Common Stock

Conversion of our outstanding debentures will dilute the ownership interest of existing stockholders, including holders who had previously converted their debentures.

To the extent we issue class A common stock upon conversion of debentures , the conversion of some or all of such debentures will dilute the ownership interests of existing stockholders, including holders who had previously converted their debentures. Any sales in the public market of the class A common stock issuable upon such conversion could adversely affect prevailing market prices of our class A common stock. In addition, the existence of our outstanding debentures may encourage short selling of our common stock by market participants who expect that the conversion of the debentures could depress the price of our class A common stock.

Substantial future sales or other dispositions of our class A common stock or other securities, or short selling activity, could cause our stock price to fall.

Sales of our class A common stock in the public market or sales of any of our other securities, or the perception that such sales could occur, could cause the market price of our class A common stock to decline. As of July 1, 2007, SunPower had 34,710,285 shares of class A common stock outstanding, and Cypress owned the 44,533,287 outstanding shares of SunPower’s class B common stock, representing approximately 59% of the total outstanding shares of SunPower’s common stock. After giving effect to our July 2007 offering, Cypress owns 57% of the total number of shares and 90% of the voting power of our outstanding common stock. Cypress, its successors in interest and its subsidiaries may convert their shares of our class B common stock into class A common stock at any time. Cypress has no contractual obligation to retain its shares of our class A common stock, except that Cypress has agreed not to sell or distribute any of its shares of our common stock without the consent of Credit Suisse Securities (USA) LLC and Lehman Brothers Inc. until September 23, 2007. Subject to applicable United States federal and state securities laws, Cypress may sell or distribute to its stockholders any or all of the shares of our common stock that it owns, which may or may not include the sale of a controlling interest in us. In late 2006, Cypress announced that it was exploring ways in which to allow its stockholders to fully realize the value of its investment in SunPower. Since that date, Cypress has made public statements and taken actions that are consistent with these announcements. In May 2007, Cypress sold 7.5 million shares of our class B common stock to an unaffiliated third party in an offering pursuant to Rule 144 under the Securities Act. Upon the completion of that sale, such shares automatically, by their terms, converted into 7.5 million shares of our class A common stock.

If Cypress elects to convert its shares of our class B common stock into shares of our class A common stock, an additional 44,533,287 shares of our class A common stock will be available for sale, subject to customary sales restrictions. In addition, except in limited circumstances, Cypress has the right to cause us to register the sale of its shares of our class B common stock or class A common stock under the Securities Act. Registration of these shares under the Securities Act would result in these shares, other than shares purchased by our affiliates, becoming freely tradable without restriction under the Securities Act.

If Cypress distributes to its stockholders shares of our class B common stock that it owns, substantially all of these shares would be eligible for immediate resale in the public market. We are unable to predict whether significant amounts of our class A common stock would be sold in the open market in anticipation of, or after, any such distribution. We also are unable to predict whether a sufficient number of buyers for shares of our class A or class B common stock would be in the market at that time.

We have filed registration statements covering 2,651,454 shares of class A common stock issuable under outstanding options under various equity incentive plans and, as of July 1, 2007, have 718,000 shares reserved for future issuance under SunPower’s 2005 Stock Incentive Plan. We have also registered for resale up to 4,106,884 shares of class A common stock for resale by holders of former PowerLight shares. Although some of these shares have already been sold into the market, the remaining shares are available for sale, although sales of shares held by former PowerLight shareholders who are now affiliates of SunPower are subject to sales restrictions under the Securities Act. Some of the aggregate of 4,747,132 shares of class A common stock that we lent to underwriters of our debenture offerings are being restricted by such underwriters to facilitate later hedging arrangements of future purchases for debentures in the after-market. These shares may be freely sold into the market by the underwriters at any time, and such sales could depress our stock price. In addition, any hedging activity facilitated by our debenture underwriters would involve short sales or privately negotiated derivatives transactions.  These or other similar transactions could further negatively affect our stock price.

If securities or industry analysts do not publish research or reports about us, our business or our market, or if they change their recommendations regarding our stock adversely, our securities prices and trading volumes could decline.

The trading markets for our class A common stock and debentures are influenced by the research and reports that industry or securities analysts publish about us, our business or our market. If one or more of the analysts who cover us change their recommendation regarding our stock adversely, our stock and debenture prices would likely decline. If one or more of these analysts cease coverage of our company or fail to regularly publish reports on us, we could lose visibility in the financial markets, which in turn could cause our securities prices or trading volumes to decline.

The price of our class A common stock, and therefore of our outstanding debentures, may fluctuate significantly, and a liquid trading market for our class A common stock may not be sustained.

Our class A common stock has a limited trading history in the public markets. The trading price of our class A common stock could be subject to wide fluctuations due to the factors discussed in this risk factors section. In addition, the stock market in general, and The Nasdaq Global Market and the securities of technology companies in particular, have experienced extreme price and volume fluctuations. These trading prices and valuations, including our own market valuation and those of companies in our industry generally, may not be sustainable. These broad market and industry factors may decrease the market price of our class A common stock, regardless of our actual operating performance. Because the debentures are convertible into our class A common stock, volatility or depressed prices of our class A common stock could have a similar effect on the trading price of these debentures. In addition, in the past, following periods of volatility in the overall market and the market price of a company’s securities, securities class action litigation has often been instituted against these companies. This litigation, if instituted against us, could result in substantial costs and a diversion of our management’s attention and resources.

The difference in the voting rights of our class A and our class B common stock may reduce the value and liquidity of our class A common stock.

The rights of class A and class B common stock are substantially similar, except with respect to voting, conversion and other protective provisions. The class B common stock is entitled to eight votes per share and the class A common stock is entitled to one vote per share. The difference in the voting rights of our class A and class B common stock both before and after any distribution of our class B common stock by Cypress to its stockholders could reduce the value of our class A common stock to the extent that any investor or potential future purchaser of our common stock ascribes value to the right of our class B common stock to eight votes per share. The existence of two classes of common stock trading simultaneously in the public markets could result in less liquidity for either class of common stock than if there were only one class of our common stock being traded.

Delaware law and our certificate of incorporation and bylaws contain anti-takeover provisions that could delay or discourage takeover attempts that stockholders may consider favorable.

Provisions in our restated certificate of incorporation and bylaws may have the effect of delaying or preventing a change of control or changes in our management. These provisions include the following:

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

Until such time as Cypress, its successor in interest and its subsidiaries collectively own less than 40% of the shares of all classes of our common stock then outstanding and Cypress is no longer consolidating us for accounting purposes, the affirmative vote of at least 75% of the then-authorized number of members of our board of directors will be required to: (1) adopt, amend or repeal our bylaws or certificate of incorporation; (2) appoint or remove our chief executive officer; (3) designate, appoint or allow for the nomination or recommendation for election by our stockholders of an individual to our board of directors; (4) change the size of our board of directors to be other than in the range of five to seven members; (5) form a committee of our board of directors or establish or change a charter, committee responsibilities or committee membership of any committee of our board of directors; (6) adopt any stockholder rights plan, “poison pill” or other similar arrangement; or (7) approve any transactions that would involve a merger, consolidation, restructuring, sale of substantially all of our assets or any of our subsidiaries or otherwise result in any person or entity obtaining control of us or any of our subsidiaries. Cypress may at any time in its sole discretion waive this requirement to obtain such a supermajority vote of our board of directors.

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

We currently have a significant amount of debt outstanding. Our substantial indebtedness, along with our other contractual commitments, could adversely affect our business, financial condition and results of operations, as well as our ability to meet any of our payment obligations under the debentures and our other debt.

We currently have, and, as a result of our recent public offering will continue to have, a significant amount of debt and debt service requirements. As of July 1, 2007, after giving effect to our July 2007 offering of debentures, we would have had approximately $425.2 million of outstanding debt for borrowed money.

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

•  subjecting us to the risk of increased sensitivity to interest rate increases on our indebtedness with variable interest rates, including borrowings under our new credit facility;

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

In addition, we also have significant contractual commitments for the purchase of polysilicon, some of which involve prepayments, and we may enter into additional, similar agreements in the future. These commitments could have an adverse effect on our liquidity and our ability to meet our payment obligations under the debentures and our other debt.

Our ability to meet our payment and other obligations under our debt instruments depends on our ability to generate significant cash flow in the future. This, to some extent, is subject to general economic, financial, competitive, legislative and regulatory factors as well as other factors that are beyond our control. We cannot assure investors that our business will generate cash flow from operations, or that future borrowings will be available to us under our existing or any future credit facilities or otherwise, in an amount sufficient to enable us to meet our payment obligations under our outstanding debentures and our other debt and to fund other liquidity needs. If we are not able to generate sufficient cash flow to service our debt obligations, we may need to refinance or restructure our debt, including our outstanding debentures, sell assets, reduce or delay capital investments, or seek to raise additional capital. If we are unable to implement one or more of these alternatives, we may not be able to meet our payment obligations under the debentures and our other debt and other obligations.

Our outstanding debentures are effectively subordinated to any existing and future secured indebtedness and structurally subordinated to existing and future liabilities and other indebtedness of our subsidiaries.

Our outstanding debentures are our general, unsecured obligations and rank equally in right of payment with all of our existing and future unsubordinated, unsecured indebtedness. All of our $425.2 million in outstanding principal amount of debentures rate equally in right of payment. Our outstanding debentures are effectively subordinated to our existing and any future secured indebtedness we may have to the extent of the value of the assets securing such indebtedness, and structurally subordinated to any existing and future liabilities and other indebtedness of our subsidiaries. These liabilities may include indebtedness, trade payables, guarantees, lease obligations and letter of credit obligations. The debentures do not restrict us or our subsidiaries from incurring indebtedness, including senior secured indebtedness in the future, nor do they limit the amount of indebtedness we can issue that is equal in right of payment.

The terms of our outstanding debentures do not contain restrictive covenants and provide only limited protection in the event of a change of control.

The indentures under which our outstanding debentures were issued do not contain restrictive covenants that would protect holders from several kinds of transactions that may adversely affect them. In particular, the indentures do not contain covenants that will limit our ability to pay dividends or make distributions on or redeem our capital stock or limit our ability to incur additional indebtedness and, therefore, may not protect holders of our debentures in the event of a highly leveraged transaction or other similar transaction. The requirement that we offer to repurchase our outstanding debentures upon a change of control is limited to the transactions specified in the definitions of a “fundamental change” in the indentures. Similarly, the circumstances under which we are required to adjust the conversion rate upon the occurrence of a “non-stock change of control” are limited to circumstances where a debenture is converted in connection with such a transaction as set forth in the indentures.

Accordingly, subject to restrictions contained in our other debt agreements, we could enter into certain transactions, such as acquisitions, refinancings or recapitalizations, that could affect our capital structure and the value of the debentures and our class A common stock but would not constitute a fundamental change under the debentures.

We may be unable to repurchase the debentures for cash when required by the holders, including following a fundamental change.

Holders of our outstanding debentures have the right to require us to repurchase such debentures on specified dates or upon the occurrence of a fundamental change prior to maturity as described in the indentures governing such debentures. We may not have sufficient funds to make the required repurchase in cash at such time or the ability to arrange necessary financing on acceptable terms. In addition, our ability to repurchase the debentures in cash may be limited by law or the terms of other agreements relating to our debt outstanding at the time, including our current credit facility which limits our ability to purchase the debentures for cash in certain circumstances. If we fail to repurchase the debentures in cash as required by the indenture governing the debentures, it would constitute an event of default under each indenture governing our outstanding debentures, which, in turn, would constitute an event of default under our credit facility and the other indenture.

Some significant restructuring transactions may not constitute a fundamental change, in which case we would not be obligated to offer to repurchase our outstanding debentures.

Upon the occurrence of a fundamental change, holders of our debentures will have the right to require us to repurchase their debentures. However, the fundamental change provisions of our indentures will not afford protection to holders of debentures in the event of certain transactions. For example, transactions such as leveraged recapitalizations, refinancings, restructurings or acquisitions initiated by us, as well as stock acquisitions by certain companies, would not constitute a fundamental change requiring us to repurchase the debentures. In the event of any such transaction, holders of debentures would not have the right to require us to repurchase their debentures, even though each of these transactions could increase the amount of our indebtedness, or otherwise adversely affect our capital structure or any credit ratings, thereby adversely affecting the holders of our debentures.

The adjustment to the conversion rates of our outstanding debentures upon the occurrence of certain types of fundamental changes may not adequately compensate holders for the lost option time value of their debentures as a result of such fundamental change.

If certain types of fundamental changes occur prior to August 1, 2010 with respect to our 0.75% debentures or prior to February 13, 2012 with respect to our 1.25% debentures, we may adjust the conversion rate of the debentures to increase the number of shares issuable upon conversion. The number of additional shares to be added to the conversion rate will be determined based on the date on which the fundamental change becomes effective and the price paid per share of our class A common stock in the fundamental change as described in the indentures for such debentures. Although this adjustment is designed to compensate holders for the lost option value of their debentures as a result of certain types of fundamental changes, the adjustment is only an approximation of such lost value based upon assumptions made at the time when their debentures were issued and may not adequately compensate them for such loss. In addition, with respect to our 0.75% debentures, if the price paid per share of our class A common stock in the fundamental change is less than $64.50 or more than $155.00 (subject to adjustment), or if such transaction occurs on or after August 1, 2010, there will be no such adjustment. Moreover, in no event will the total number of shares issuable upon conversion as a result of this adjustment exceed 15.5039 per $1,000 principal amount of the 0.75% debentures, subject to adjustment for stock splits, combinations and the like.  With respect to our 1.25% debentures, if the price paid per share of our class A common stock in the fundamental change is less than $44.51 or more than $135.00 (subject to adjustment), or if such transaction occurs on or after February 15, 2012, there will be no such adjustment. Moreover, in no event will the total number of shares issuable upon conversion as a result of this adjustment exceed 22.4668 per $1,000 principal amount of the 1.25% debentures, subject to adjustment for stock splits, combinations and the like.

There is currently no public market for our outstanding debentures, and an active trading market may not develop for these debentures. The failure of a market to develop for our debentures could adversely affect the liquidity and value of our debentures.

We do not intend to apply for listing of the debentures on any securities exchange or for quotation of the debentures on any automated dealer quotation system. Although we have been advised by the underwriters that the underwriters intend to make a market in the debentures, none of the underwriters is obligated to do so and may discontinue market making at any time without notice. No assurance can be given as to the liquidity of the trading market, if any, for the debentures.

An active market may not develop for any of our outstanding debentures, and there can be no assurance as to the liquidity of any market that may develop for the debentures. If active, liquid markets do not develop for our debentures, the market price and liquidity of the affected debentures may be adversely affected. Any of the debentures may trade at a discount from their initial offering price.

The liquidity of the trading market and future trading prices of our debentures will depend on many factors, including, among other things, the market price of our class A common stock, prevailing interest rates, our operating results, financial performance and prospects, the market for similar securities and the overall securities market, and may be adversely affected by unfavorable changes in these factors. Historically, the market for convertible debt has been subject to disruptions that have caused volatility in prices. It is possible that the market for our debentures will be subject to disruptions which may have a negative effect on the holders of these debentures, regardless of our operating results, financial performance or prospects.

Upon any conversion of our outstanding debentures, we will pay cash in lieu of issuing shares of our class A common stock with respect to an amount up to the principal amount of debentures converted. We retain the right to satisfy any remaining conversion obligation, in whole or part, in additional shares of class A common stock or, in the case of our 0.75% debentures, in cash, based upon a predetermined formula. Therefore, upon conversion, holders of our debentures may not receive any shares of our class A common stock, or may receive fewer shares than the number into which their debentures would otherwise be convertible.

Upon any conversion of debentures, we will pay cash in lieu of issuing shares of our common stock with respect to an amount up to the principal amount of debentures converted. We retain the right to satisfy any remaining conversion obligation, in whole or part, in additional shares of our class A common stock or, in the case of our 0.75% debentures, in cash, with respect to the conversion value in excess thereof, based on a daily conversion value (as defined herein) calculated based on a proportionate basis for each day of the 20 trading day conversion period. Accordingly, upon conversion of debentures, holders may not receive any shares of our class A common stock. In addition, because of the 20 trading day calculation period, in certain cases, settlement will be delayed until at least the 26th trading day following the related conversion date.  Moreover, upon conversion of debentures, holders may receive less proceeds than expected because the price of our class A common stock may decrease (or not appreciate as much as they may expect) between the conversion date and the day the settlement amount of their debentures is determined. Further, as a result of cash payments, our liquidity may be reduced upon conversion of the debentures. In addition, in the event of our bankruptcy, insolvency or certain similar proceedings during the conversion period, there is a risk that a bankruptcy court may decide a holder’s claim to receive such cash and/or shares could be subordinated to the claims of our creditors as a result of such holder’s claim being treated as an equity claim in bankruptcy.

The conditional conversion features of our outstanding debentures could result in holders receiving less than the value of the class A common stock into which a debenture would otherwise be convertible.

At certain times, the debentures are convertible into cash and, if applicable, shares of our class A common stock only if specified conditions are met. If these conditions are not met, holders will not be able to convert their debentures at that time, and, upon a later conversion, holders may not be able to receive the value of the class A common stock into which the debentures would otherwise have been convertible had such conditions been met.

The conversion rate of our outstanding debentures may not be adjusted for all dilutive events that may adversely affect their trading prices or the class A common stock issuable upon conversion of these debentures.

The conversion rates of our outstanding debentures are subject to adjustment upon certain events, including the issuance of stock dividends on our class A common stock, the issuance of rights or warrants, subdivisions, combinations, distributions of capital stock, indebtedness or assets, cash dividends and issuer tender or exchange offers. The conversion rates will not be adjusted for certain other events, including, for example, upon the issuance of additional shares of stock for cash, any of which may adversely affect the trading price of our debentures or the class A common stock issuable upon conversion of the debentures. Even if the conversion price is adjusted for a dilutive event, such as a leveraged recapitalization, it may not fully compensate holders for their economic loss.

Holders of our debentures will not be entitled to any rights with respect to our class A common stock, but they will be subject to all changes made with respect to our class A common stock.

Holders of our debentures will not be entitled to any rights with respect to our class A common stock (including, without limitation, voting rights and rights to receive any dividends or other distributions on our class A common stock), but they will be subject to all changes affecting our class A common stock. Holders will have rights with respect to our class A common stock only if they convert their debentures, which they are permitted to do only in limited circumstances. For example, in the event that an amendment is proposed to our certificate of incorporation or bylaws requiring stockholder approval and the record date for determining the stockholders of record entitled to vote on the amendment occurs prior to delivery of our class A common stock to holders, they will not be entitled to vote on the amendment, although they will nevertheless be subject to any changes in the powers, preferences or rights of our class A common stock.

Our outstanding debentures may not be rated or may receive lower ratings than anticipated.

We do not intend to seek a rating on any of our outstanding debentures. However, if one or more rating agencies rates these debentures and assigns them a rating lower than the rating expected by investors, or reduces their ratings in the future, the market price of the affected debentures and our class A common stock could be reduced.

Changes in the accounting treatment of certain of our existing securities could decrease our operating results and potentially our stock price.

There may be, in the future, potentially new or different accounting pronouncements or regulatory rulings, which could impact the way we are required to account for certain of our existing securities and which may have an adverse impact on our future financial condition and results of operations. With respect to our existing debt securities, we are not required under U.S. GAAP as presently in effect to record any interest or other expense in connection with our obligation to deliver upon conversion a number of shares (or an equivalent amount of cash)  having a value in excess of the outstanding principal amount of the debentures.  We refer to this obligation as our “net share obligation”. The accounting method for net share settled convertible securities such as ours is currently under consideration by the Financial Accounting Standards Board (FASB). At its meeting on July 25, 2007, FASB approved the preparation of a position statement adopting a new method of accounting for net share settled convertible securities under which the debt and equity components of the security are expected to be bifurcated and accounted for separately.  The change, if enacted, is expected to take effect for fiscal periods beginning after December 15, 2007.  If the proposed position were adopted, it is expected to cause us to incur additional interest expense to take account of the value of our net share obligation, thereby reducing our operating results.

In addition, because the 1.8 million shares of class A common stock loaned to CSI in July 2007 must be returned to us prior to August 1, 2027, we believe that under U.S. GAAP as presently in effect, the borrowed shares will not be considered outstanding for the purpose of computing and reporting our earnings per share. We have a similar belief with respect to the 2,947,132 shares of class A common stock we loaned to an affiliate of Lehman Brothers Inc. in connection with our February 2007 offering of 1.25% senior convertible debentures due 2027. This accounting method is also subject to change. If we become required to treat the borrowed shares as outstanding for purposes of computing earnings per share, our earnings per share would be reduced. Any reduction in our earnings per share could cause our stock price to decrease, possibly significantly.

Because we do not intend to pay dividends, stockholders will benefit from an investment in our class A common stock only if it appreciates in value.

We have never declared or paid any cash dividends on our class A common stock. For the foreseeable future, it is expected that earnings, if any, generated from our operations will be used to finance the growth of our business, and that no dividends will be paid to holders of the class A common stock. As a result, the success of an investment in our class A common stock will depend upon any future appreciation in its value. There is no guarantee that our class A common stock will appreciate in value.

Risks Related to Our Relationship with Cypress Semiconductor Corporation

As long as Cypress controls us, the ability of our other stockholders to influence matters requiring stockholder approval will be limited.

As of July 1, 2007, Cypress owned all 44,533,287 shares of outstanding SunPower class B common stock, representing approximately 59% of the total outstanding shares of SunPower common stock, or approximately 55% of such shares on a fully diluted basis after taking into account outstanding options (or 53% of such shares on a fully diluted basis after taking into account outstanding stock options and loaned shares to underwriters of our convertible indebtedness), and 91% of the voting power of SunPower’s outstanding capital stock. After completion of our offering in July 2007, Cypress’ holdings of our class B common stock will represent approximately 57% of the total outstanding shares of SunPower common stock, or approximately 53% of such shares on a fully diluted basis after taking into account outstanding options (or 50% of such shares on a fully diluted basis after taking into account outstanding stock options and loaned shares to underwriters of our convertible indebtedness), and 90% of the voting power of our outstanding capital stock.

Shares of our class A common stock and our class B common stock have substantially similar rights, preferences and privileges except with respect to certain voting and conversion rights and other protective provisions. Shares of our class B common stock are entitled to eight votes per share of class B common stock, and shares of our class A common stock are entitled to one vote per share of class A common stock. Cypress, its successors in interest or its subsidiaries may convert their shares of our class B common stock into shares of our class A common stock on a one-for-one basis at any time. Prior to a tax-free distribution by Cypress of its shares of our class B common stock to its stockholders, the class B common shares will automatically convert into shares of class A common stock if such shares are transferred to a person other than Cypress, its successors in interest or its subsidiaries. In the event that Cypress, its successors in interest and its subsidiaries collectively own less than 40% of the shares of all classes of our common stock then outstanding and Cypress has not effected a tax-free distribution of our class B common stock to its stockholders, each outstanding share of class B common stock will automatically convert into one share of class A common stock. If Cypress completes a tax-free distribution of our class B common stock to its stockholders, the distributed class B common stock would not convert into class A common stock. Until such time as our class B common stock converts into our class A common stock or Cypress completes a tax-free distribution of our class B common stock, by virtue of the voting power afforded the shares of our class B common stock, Cypress will be able to effectively elect all of the members of our board of directors.

In addition, until such time as Cypress, its successors in interest and its subsidiaries collectively own less than 40% of the shares of all classes of our common stock then outstanding and Cypress is no longer consolidating us for accounting purposes, Cypress will have the ability to take stockholder action without the vote of any other stockholder and, by virtue of the voting power afforded the shares of our class B common stock, investors will not be able to affect the outcome of any stockholder vote during this period. As a result, Cypress will have the ability to control all matters affecting us, including:

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

•  the payment of dividends on our class A common stock; and

•  the number of shares available for issuance under our stock plans.

Cypress’s voting control may discourage transactions involving a change of control of SunPower, including transactions in which holders of our class A common stock might otherwise receive a premium for their shares over the then current market price. Cypress has agreed not to sell or distribute any of its shares of our common stock without the prior consent of Credit Suisse Securities (USA) LLC and Lehman Brothers Inc. until September 23, 2007. After the expiration of such period, Cypress is not prohibited from selling a controlling interest in us to a third party and may do so without approval of holders of our class A common stock and without providing for a purchase of our class A common stock. Accordingly, shares of our class A common stock may be worth less than they would be if Cypress did not maintain voting control over us.

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

Historically, we were able to take advantage of Cypress’ size and purchasing power in procuring goods, technology and services, including insurance, employee benefit support and audit services. We are a smaller company than Cypress, and we cannot assure investors that we will have access to financial and other resources comparable to those available to us prior to our separation from Cypress. These risks would be come more pronounced if Cypress were to cease to own a majority of our stock. As an independent company, we may be unable to obtain goods, technology and services at prices or on terms as favorable as those available to us prior to our separation from Cypress, which could increase our costs and reduce our profitability. In addition, as a smaller, separate, stand-alone company, we may encounter more customer concerns about our viability as a separate entity, which could harm our business, financial condition and results of operations. Our future success depends on our ability to maintain our current relationships with existing customers, and we may have difficulty attracting new customers.

Our agreements with Cypress require us to indemnify Cypress for certain tax liabilities. These indemnification obligations or related considerations may limit our ability to obtain additional financing, participate in future acquisitions or pursue other business initiatives.

We have entered into a tax sharing agreement with Cypress, under which we and Cypress agree to indemnify one another for certain taxes and similar obligations that the other party could incur under certain circumstances. In general, we will be responsible for taxes relating to our business. Furthermore, we may be held jointly and severally liable for taxes determined on a consolidated basis for the entire Cypress group for any particular taxable year that we are a member of the group even though Cypress is required to indemnify us for its taxes pursuant to the tax sharing agreement. As of June 2006, we ceased to be a member of the Cypress consolidated group for federal income tax purposes or state income tax purposes. Thus, to the extent that we become entitled to utilize on our separate tax returns portions of those credit or loss carryforwards existing as of such date, we will distribute to Cypress the tax effect (estimated to be 34% for federal income tax purposes) of the amount of such tax loss carryforwards so utilized and the amount of any credit carryforwards so utilized. We will distribute these amounts to Cypress in cash or in our shares, at our option. Accordingly, we will be subject to the obligations payable to Cypress for any federal income tax credit or loss carryforwards utilized in SunPower’s federal tax returns. As of December 31, 2006, we had approximately $50.6 million of federal net operating loss carryforwards and approximately $4.8 million of California net operating loss carryforwards, meaning that such potential future payments to Cypress, which would be made over a period of several years, would therefore aggregate between $15.0 million and $16.0 million.

If Cypress distributes our class B common stock to Cypress stockholders in a transaction intended to qualify as a tax-free distribution under Section 355 of the Internal Revenue Code, or the Code, Cypress intends to obtain an opinion of counsel to the effect that such distribution qualifies under Section 355 of the Code. Despite such an opinion, however, the distribution may nonetheless be taxable to Cypress under Section 355(e) of the Code if 50% or more of our voting power or economic value is acquired as part of a plan or series of related transactions that includes the distribution of our stock. The tax sharing agreement includes our obligation to indemnify Cypress for any liability incurred as a result of issuances or dispositions of our stock after the distribution, other than liability attributable solely to certain dispositions of our stock by Cypress, that cause Cypress’ distribution of shares of our stock to its stockholders to be taxable to Cypress under Section 355(e) of the Code. Under current law, following a distribution by Cypress and for up to two years thereafter (or possibly longer if we are acting pursuant to a preexisting plan), our obligation to indemnify Cypress will be triggered only if we issue stock or otherwise participate in one or more transactions other than the distribution in which 50% or more of our voting power or economic value is acquired in financing or acquisition transactions that are part of a plan or series of related transactions that includes the distribution. If such an indemnification obligation is triggered, the extent of our liability to Cypress will generally equal the product of (a) Cypress’ top marginal federal and state income tax rate for the year of the distribution, and (b) the difference between the fair market value of our class B common stock distributed to Cypress stockholders and Cypress’ tax basis in such stock as determined on the date of the distribution.

For example, under the current tax rules, if Cypress was to make a complete distribution of its shares of our class B common stock, and our total outstanding capital stock at the time of such distribution were 84 million shares, unless we qualified for one of several safe harbor exemptions available under the Treasury Regulations, in order to avoid our indemnification obligation to Cypress, we could not, for up two years (or possibly longer if we are acting pursuant to a preexisting plan) from the date of Cypress’ distribution, issue 84 million or more shares of our class A common stock, nor could we participate in one or more transactions (excluding the distribution itself) in which 42 million or more shares of our then-existing class A common stock were to be acquired in connection with a plan or series of related transactions that includes the distribution. In addition, these limits could be lower depending on certain actions that we or Cypress might take before or after a distribution. If we were to participate in such a transaction, assuming Cypress distributed 44,500,000 shares, Cypress’ top marginal income tax rate is 40% for federal and state income tax purposes, the fair market value of our class B common stock is $69.00 per share and Cypress’ tax basis in such stock is $5.00 per share on the date of their distribution, then our liability under our indemnification obligation to Cypress would be approximately $1.1 billion.

In order to preserve various options for the separation of our two companies, we and Cypress may seek to preserve Cypress’ ownership of our company at certain levels. Any such effort could limit our ability to use our equity to raise capital, pursue acquisitions, compensate employees or engage in other business initiatives. In addition, our ability to use our equity to obtain additional financing or to engage in acquisition transactions for a period of time after a tax-free distribution of our shares by Cypress will be restricted if we can only sell or issue a limited amount of our stock before triggering our obligation to indemnify Cypress for taxes it incurs under Section 355(e) of the Code.

Third parties may seek to hold us responsible for liabilities of Cypress.

Third parties may seek to hold us responsible for Cypress’ liabilities. Under our separation agreements with Cypress, Cypress will indemnify us for claims and losses relating to liabilities related to Cypress’ business and not related to our business. However, if those liabilities are significant and we are ultimately held liable for them, we cannot assure investors that we will be able to recover the full amount of our losses from Cypress.

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
3.1

Restated Certificate of Incorporation of SunPower Corporation (incorporated by reference to Exhibit 3.(i)2 of Registrant’s Registration Statement on Form S-1/A filed with the Securities and Exchange Commission on November 15, 2005).

3.2

By-Laws of SunPower Corporation (incorporated by reference to Exhibit 3.(ii)2 to the Registrant’s Registration Statement on Form S-1/A filed with the Securities and Exchange Commission on August 25, 2005).

10.1	First Amendment to Lease, dated May 24, 2007, amending Standard Industrial/Commercial Multi-Tenant Lease, dated December 15, 2006, by and between SunPower Corporation, Systems and FPOC, LLC

10.2†	Amendment, dated June 21, 2007, to Supply Agreement, dated April 17, 2004, by and between Conergy A.G. and SunPower Corporation.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†          Confidential treatment has been requested for portions of this exhibit.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

SUNPOWER CORPORATION

Dated: August 6, 2007	By:	/S/ EMMANUEL T. HERNANDEZ
Emmanuel T. Hernandez
Chief Financial Officer

Index to Exhibits

Exhibit Number	Description
3.1

Restated Certificate of Incorporation of SunPower Corporation (incorporated by reference to Exhibit 3.(i)2 of Registrant’s Registration Statement on Form S-1/A filed with the Securities and Exchange Commission on November 15, 2005).

3.2

By-Laws of SunPower Corporation (incorporated by reference to Exhibit 3.(ii)2 to the Registrant’s Registration Statement on Form S-1/A filed with the Securities and Exchange Commission on August 25, 2005).

10.1	First Amendment to Lease, dated May 24, 2007, amending Standard Industrial/Commercial Multi-Tenant Lease, dated December 15, 2006, by and between SunPower Corporation, Systems and FPOC, LLC

10.2†	Amendment, dated June 21, 2007, to Supply Agreement, dated April 17, 2004, by and between Conergy A.G. and SunPower Corporation.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†                     Confidential treatment has been requested for portions of this exhibit.