Form 10-Q
period 2007-09-30
SUNPOWER CORP
filed 2007-11-09
CIK 867773

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

The total number of outstanding shares of the registrant’s class A common stock as of November 2, 2007 was 39,278,279.

The total number of outstanding shares of the registrant’s class B common stock as of November 2, 2007 was 44,533,287.

SunPower Corporation

PART I. FINANCIAL INFORMATION

Item 1.                                     Financial Statements

SunPower Corporation

Condensed Consolidated Balance Sheets

(in thousands, except share data)

(unaudited)

	September 30, 2007	December 31, 2006
Assets
Current assets:
Cash and cash equivalents	$407,177	$165,596
Short-term investments	58,570	16,496
Accounts receivable, net	82,794	51,680
Costs and estimated earnings in excess of billings	79,410	—
Inventories	99,940	22,780
Deferred project costs	11,474	—
Prepaid expenses and other current assets	35,667	16,655
Current portion of advances to suppliers	16,637	15,394
Total current assets	791,669	288,601
Restricted cash	29,203	—
Property, plant and equipment, net	348,189	202,428
Goodwill	179,843	2,883
Intangible assets, net	58,078	14,049
Advances to suppliers, net of current portion	94,559	62,242
Other long-term assets	35,221	6,633
Total assets	$1,536,762	$576,836

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$102,841	$26,534
Accounts payable to Cypress	1,881	2,909
Accrued liabilities	56,542	18,585
Billings in excess of costs and estimated earnings	19,997	—
Current portion of customer advances	8,742	12,304
Total current liabilities	190,003	60,332
Convertible debt	425,000	—
Deferred tax liability	10,393	46
Customer advances, net of current portion	61,052	27,687
Other long-term liabilities	8,717	—
Total liabilities	695,165	88,065
Commitments and contingencies (Note 13)
Stockholders’ equity:
Preferred stock, $0.001 par value per share; 10,042,490 shares authorized; none issued and outstanding	—	—
Common stock, $0.001 par value; 375,000,000 shares authorized; 84,299,860 and 69,849,369 shares issued and outstanding at September 30, 2007 and December 31, 2006, respectively	84	70
Additional paid-in capital	866,968	522,819
Accumulated other comprehensive income (loss)	2,236	(2,101)
Accumulated deficit	(27,691)	(32,017)
Total stockholders’ equity	841,597	488,771
Total liabilities and stockholders’ equity	$1,536,762	$576,836

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

SunPower Corporation

Condensed Consolidated Statements of Operations

(in thousands, except per share data)

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2007	October 1, 2006	September 30, 2007	October 1, 2006
Revenue:
Systems	$157,734	$—	$340,266	$—
Components	76,600	65,348	210,181	162,001
	234,334	65,348	550,447	162,001
Costs and expenses:
Cost of systems revenue	135,111	—	289,095	—
Cost of components revenue	60,818	50,164	160,730	129,678
Research and development	3,902	2,536	9,659	7,120
Sales, general and administrative	27,708	6,206	76,188	15,572
Purchased in-process research and development	—	—	9,575	—
Impairment of acquisition-related intangibles	—	—	14,068	—
Total costs and expenses	227,539	58,906	559,315	152,370
Operating income (loss)	6,795	6,442	(8,868)	9,631
Interest income	4,609	3,874	8,789	7,125
Interest expense	(1,372)	(434)	(3,576)	(1,282)
Other income (expense), net	(205)	518	(448)	1,008
Income (loss) before income taxes	9,827	10,400	(4,103)	16,482
Income tax provision (benefit)	1,396	832	(8,429)	1,275
Net income	$8,431	$9,568	$4,326	$15,207
Net income per share:
Basic	$0.11	$0.14	$0.06	$0.24
Diluted	$0.10	$0.13	$0.05	$0.22
Weighted-average shares:
Basic	77,693	68,947	75,516	64,704
Diluted	82,610	73,899	80,526	70,080

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

SunPower Corporation

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Nine Months Ended
	September 30, 2007	October 1, 2006
Cash flows from operating activities:
Net income	$4,326	$15,207
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	17,727	11,647
Amortization of intangibles	21,408	3,526
Amortization of debt issuance costs	999	—
Impairment of acquisition-related intangibles	14,068	—
Stock-based compensation	37,197	3,706
Purchased in-process research and development	9,575	—
Gain on sale of fixed assets	—	(16)
Deferred income taxes and other tax liabilities	(10,532)	682
Changes in operating assets and liabilities, net of effects of acquisition:
Accounts receivable	10,347	(21,569)
Costs and estimated earnings in excess of billings	(69,766)	—
Inventories	(48,028)	(12,831)
Prepaid expenses and other assets	(8,062)	(1,925)
Deferred project costs	14,637	—
Advances to suppliers	(33,560)	(19,443)
Accounts payable and other accrued liabilities	9,823	21,163
Accounts payable to Cypress	(1,029)	1,371
Billings in excess of costs and estimated earnings	(17,490)	—
Advances from customers	29,803	3,097
Net cash provided by (used in) operating activities	(18,557)	4,615

Cash flows from investing activities:
Increase in restricted cash	(24,492)	—
Purchase of property, plant and equipment	(162,480)	(64,618)
Purchase of available-for-sale securities	(58,570)	(25,897)
Proceeds from sale of available-for-sale securities	16,496	6,000
Proceeds from sale of fixed assets	—	91
Note receivable from SP Systems	—	(10,000)
Cash paid for acquisition, net of cash acquired	(98,645)	—
Net cash used in investing activities	(327,691)	(94,424)

Cash flows from financing activities:
Proceeds from issuance of convertible debt	425,000	—
Convertible debt issuance costs	(10,942)	—
Principal payments on line of credit and notes payable	(3,563)	—
Proceeds from issuance of common stock, net	167,379	197,431
Proceeds from exercise of stock options	6,868	2,521
Net cash provided by financing activities	584,742	199,952
Effect of exchange rate changes on cash and cash equivalents	3,087	—
Net increase in cash and cash equivalents	241,581	110,143
Cash and cash equivalents at beginning of period	165,596	143,592
Cash and cash equivalents at end of period	$407,177	$253,735

Non-cash investing and financing activities:
Issuance of common stock for purchase acquisition	$111,266	—
Stock options assumed in relation to acquisition	21,280	—
Change in goodwill relating to adjustments to acquired net assets	1,798	—

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

SunPower Corporation

Notes to Condensed Consolidated Financial Statements

Note 1. The Company and Basis of Presentation

The Company

SunPower Corporation (together with its subsidiaries, the “Company” or “SunPower”), a majority-owned subsidiary of Cypress Semiconductor Corporation (“Cypress”), was originally incorporated in the State of California on April 24, 1985. In October 1988, the Company organized as a business venture to commercialize high-efficiency solar cell technologies. The Company designs, manufactures and markets high-performance solar electric power technologies. The Company’s solar cells and solar panels are manufactured using proprietary processes and technologies based on more than 15 years of research and development. The Company’s solar power products are sold through the components business segment.

On November 10, 2005, the Company reincorporated in Delaware and filed an amendment to its certificate of incorporation to effect a 1-for-2 reverse stock split of the Company’s outstanding and authorized shares of common stock. All share and per share figures presented herein have been adjusted to reflect the reverse stock split.

In November 2005, the Company raised net proceeds of $145.6 million in an initial public offering (the “IPO”) of 8.8 million shares of class A common stock at a price of $18.00 per share. In June 2006, the Company completed a follow-on public offering of 7.0 million shares of its class A common stock, at a per share price of $29.50, and received net proceeds of $197.4 million. In July 2007, the Company completed a follow-on public offering of 2.7 million shares of its class A common stock, at a discounted per share price of $64.50, and received net proceeds of $167.4 million.

In February 2007, the Company issued $200.0 million in principal amount of its 1.25% senior convertible debentures to Lehman Brothers Inc. (“Lehman Brothers”) and lent 2.9 million shares of its class A common stock to an affiliate of Lehman Brothers. Net proceeds from the issuance of senior convertible debentures in February 2007 were $194.0 million. The Company did not receive any proceeds from the 2.9 million lent shares of its class A common stock, but received a nominal lending fee (see Note 15). In July 2007, the Company issued $225.0 million in principal amount of its 0.75% senior convertible debentures to Credit Suisse Securities (USA) LLC (“Credit Suisse”) and lent 1.8 million shares of its class A common stock to an affiliate of Credit Suisse. Net proceeds from the issuance of senior convertible debentures in July 2007 were $220.1 million. The Company did not receive any proceeds from the 1.8 million lent shares of class A common stock, but received a nominal lending fee (see Note 15).

In January 2007, the Company completed the acquisition of PowerLight Corporation (“PowerLight”), a privately-held company which developed, engineered, manufactured and delivered large-scale solar power systems for residential, commercial, government and utility customers worldwide. These activities are now performed by the Company’s systems business segment. As a result of the acquisition, PowerLight became an indirect wholly owned subsidiary of the Company. In June 2007, the Company changed PowerLight’s name to SunPower Corporation, Systems (“SP Systems”), to capitalize on SunPower’s name recognition. The Company believes the acquisition will enable it to develop the next generation of solar products and solutions that will accelerate reduction in solar system cost to compete with retail electric rates without incentives and simplify and improve customer experience. The total consideration for the transaction was $334.4 million, consisting of $120.7 million in cash and $213.7 million in common stock and related acquisition costs (see Note 6).

Cypress made a significant investment in the Company in 2002. On November 9, 2004, Cypress completed a reverse triangular merger with the Company in which all of the outstanding minority equity interest of SunPower was retired, effectively giving Cypress 100% ownership of all of the Company’s then outstanding shares of capital stock but leaving its unexercised warrants and options outstanding. After completion of the Company’s IPO in November 2005, Cypress held, in the aggregate, 52,033,287 shares of class B common stock. On May 4, 2007, Cypress completed the sale of 7,500,000 shares of the Company’s class B common stock in an offering pursuant to Rule 144 of the Securities Act. Such shares converted to 7,500,000 shares of class A common stock upon the sale. As of September 30, 2007, including the effect of the sale completed in May 2007, the public offerings of class A common stock in June 2006 and July 2007, and issuance of senior convertible debentures in February 2007 and July 2007, Cypress owned 44,533,287 shares of the Company’s class B common stock, which represented approximately 57% of the total outstanding shares of the Company’s common stock, or approximately 53% of such shares on a fully diluted basis after taking into account outstanding stock options (or 50% of such shares on a fully diluted basis after taking into account outstanding stock options and loaned shares to underwriters of the Company’s convertible indebtedness), and 90% of the voting power of the Company’s total outstanding common stock.

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

As of September 30, 2007, the Company had an accumulated deficit of $27.7 million and, with the exception of fiscal 2006, the quarter ended April 1, 2007, and the quarter ended September 30, 2007, has a history of operating losses. The Company is subject to a number of risks including, but not limited to, an industry-wide shortage of polysilicon, potential downward pressure on product pricing as new polysilicon manufactures begin operating and the worldwide supply of solar cells and panels increases, the possible reduction or elimination of government and economic incentives that encourage industry growth, the challenges to reducing costs of installed solar systems by 50% by 2012 to maintain competitiveness, difficulties in maintaining or increasing the Company’s growth rate and managing such growth, and accurately predicting warranty claims. Please see “PART II – OTHER INFORMATION, Item 1A. Risk Factors” for additional information on risks.

Fiscal Year

The Company reports on a fiscal-year basis and ends its quarters on the Sunday closest to the end of the applicable calendar quarter, except in a 53-week fiscal year, in which case the additional week falls into the fourth quarter of that fiscal year. Both fiscal 2006 and 2007 consist of 52 weeks. The third quarter of fiscal 2007 ended on September 30, 2007 and the third quarter of fiscal 2006 ended on October 1, 2006.

Significant Accounting Policies

The Company’s significant accounting policies are disclosed in the Company’s Form 10-K for the year ended December 31, 2006 and have not changed materially as of September 30, 2007, with the exception of the following:

In connection with the acquisition of SP Systems on January 10, 2007, the following accounting policies were adopted as of the quarter ended April 1, 2007:

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

As of September 30, 2007, the asset “Costs and estimated earnings in excess of billings,” which represents revenues recognized in excess of amounts billed, was $79.4 million. The liability “Billings in excess of costs and estimated earnings,” which represents billings in excess of revenues recognized, was $20.0 million. Ending balances in “Costs and estimated earnings in excess of billings” and “Billings in excess of costs and estimated earnings” are highly dependent on contractual billing schedules which are not necessarily related to the timing of revenue recognition.

Cash in Restricted Accounts

As of September 30, 2007, the Company provided security for advance payments made by NorSun AS (“NorSun”) in the form of $20.0 million held in an escrow account. Commencing in 2010 and continuing through 2019, the balance in the escrow account will be reduced as the advance payments are to be applied as a credit against NorSun’s polysilicon purchases from the Company. The funds held in the escrow account may be released in exchange for letters of credit issued under the secured letter of credit facility at any time. In addition, the Company enters into various contractual agreements to build turnkey photovoltaic projects for developers in Europe, Korea and the United States. As part of the contractual agreements with the developers in Europe and Korea, the Company may receive advance payments that are secured by providing letters of credit issued by Wells Fargo Bank, National Association (“Wells Fargo”) to the developers. In certain developer contracts, the Company is required to provide construction period letters of credit to assure the developers of contract completion, for a period of approximately one year. In many cases, the Company is also asked to issue warranty period letters of credit to assure the developers that the Company will meet its warranty obligations, typically for the first two years after the project is installed. The Company issues letters of credit for such purposes through its line of credit facility with Wells Fargo. The credit agreement with Wells Fargo requires the Company to collateralize the full value of letters of credit issued under the secured letter of credit facility for such purposes with cash placed in an interest bearing restricted account with Wells Fargo. As long as the secured letters of credit are outstanding, the Company will not be able to withdraw the associated funds in the restricted account, though all interest earned on such restricted funds can be withdrawn periodically. As of September 30, 2007, outstanding secured letters of credit issued by Wells Fargo that related to contractual agreements with the developers in Europe and Korea totaled $9.2 million (see Note 14).

Deferred Project Costs

Deferred project costs represent uninstalled materials on contracts for which title had transferred to the customer and are recognized as deferred assets until installation. As of September 30, 2007, deferred project costs totaled $11.5 million.

Foreign Currency Translation

Assets and liabilities of the Company’s wholly-owned foreign subsidiaries are translated from their respective functional currencies at exchange rates in effect at the balance sheet date, and revenues and expenses are translated at average exchange rates prevailing during the applicable period. The resulting translation adjustment as of September 30, 2007 was a $5.4 million gain which is reflected as a component of accumulated other comprehensive income (loss) in stockholders’ equity.

Basis of Presentation

The accompanying Condensed Consolidated Interim Financial Statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. The year-end Condensed Balance Sheet data was derived from audited financial statements. Accordingly, these financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the Financial Statements and Notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2006. In the opinion of management, the accompanying Condensed Consolidated Financial Statements contain all adjustments, consisting only of normal recurring adjustments, which the Company believes are necessary for a fair statement of the Company’s financial position as of September 30, 2007 and its results of operations for the three and nine months ended September 30, 2007 and October 1, 2006, respectively. These Condensed Consolidated Financial Statements are not necessarily indicative of the results to be expected for the entire year.

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” (“SFAS No. 159”), which provides companies an option to report selected financial assets and liabilities at fair value. SFAS No. 159 requires companies to provide information helping financial statement users to understand the effect of a company’s choice to use fair value on its earnings, as well as to display the fair value of the assets and liabilities a company has chosen to use fair value for on the face of the balance sheet. Additionally, SFAS No. 159 establishes presentation and disclosure requirements designed to simplify comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. The statement is effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007. The Company has not determined the effect, if any, the adoption of this statement will have on its consolidated financial statements.

In September 2007, the FASB issued a proposed FASB Staff Position APB 14-a, which clarifies the accounting for convertible debt instruments that may be settled in cash upon conversion. The proposed guidance, if issued in final form, would significantly impact the accounting for instruments commonly referred to as Instruments B and Instruments C from Emerging Issue Task Force (“EITF”) Issue No. 90-19, “Convertible Bonds with Issuer Option to Settle for Cash upon Conversion,” and any other convertible debt instruments that allow settlement in any combination of cash and shares at the issuer’s option. The proposed guidance would require the issuer to separately account for the liability and equity components of the instrument in a manner that reflects interest expense equal to the issuer’s non-convertible debt borrowing rate. The proposed guidance, if approved, would be effective for fiscal years beginning after December 15, 2007, and retrospective application would be required for all periods presented. The proposed guidance, if issued in final form, would have a significant impact on the Company’s outstanding convertible debt balance of $425.0 million (see Note 15). The Company is currently evaluating the potential impact of this proposed guidance on its results of operations and financial condition.

Note 2. Balance Sheet Components

(In thousands)	September 30, 2007	December 31, 2006
Inventories:
Raw materials*	$62,101	$8,703
Work-in-process	2,399	79
Finished goods	35,440	13,998
	$99,940	$22,780

* Raw materials include solar panels purchased from third-party vendors, installation materials for systems projects, polysilicon and other raw materials for solar cell manufacturing as of September 30, 2007.

Prepaid expenses and other current assets:
Deferred tax asset, current portion	$10,372	$1,446
Note receivable from SP Systems	—	10,000
VAT receivable, current portion	4,950	48
Prepaid materials	3,211	—
Unbilled earned rebates	2,666	—
Other receivables	9,673	3,556
Other prepaid expenses	4,795	1,605
	$35,667	$16,655
Property, plant and equipment, net:
Land and buildings	$7,482	$7,304
Manufacturing equipment	164,430	120,104
Computer equipment	9,791	2,496
Furniture and fixtures	180	83
Leasehold improvements	112,245	45,175
Construction-in-process (manufacturing facility in the Philippines)	97,836	53,252
	391,964	228,414
Less: Accumulated depreciation and amortization	(43,775)	(25,986)
	$348,189	$202,428
Intangible assets:
Patents and purchased technology	$51,398	$21,950
Tradenames	1,603	1,603
Backlog	11,787	—
Customer relationships and other	23,193	463
	87,981	24,016
Accumulated amortization of intangible assets:
Patents and purchased technology	(17,459)	(8,973)
Tradenames	(743)	(548)
Backlog	(8,513)	—
Customer relationships and other	(3,188)	(446)
	(29,903)	(9,967)
	$58,078	$14,049

The estimated future amortization expense related to intangible assets as of September 30, 2007 is as follows:

2007 (remaining three months)	$6,858
2008	15,350
2009	14,740
2010	13,228
2011 and beyond	7,902
	$58,078

(In thousands)	September 30, 2007	December 31, 2006
Other long-term assets:
VAT receivable, net of current portion	$19,731	$—
Debt issuance costs	9,943	—
Investment in joint venture	4,560	4,994
Other	987	1,639
	$35,221	$6,633
Accrued liabilities:
Income taxes payable	$10,872	$1,995
Employee compensation and employee benefits	9,093	3,961
Warranty reserve, current portion	8,983	3,446
Foreign exchange derivative liability	8,411	4,849
VAT payable	7,772	575
Sales tax payable	1,151	426
Other	10,260	3,333
	$56,542	$18,585
Long-term liabilities:
Warranty reserve, net of current portion	$5,928	$—
Other	2,789	—
	$8,717	$—

Note 3. Investments

Cash and cash equivalents, short-term investments and restricted cash classified as available-for-sale securities were comprised of the following:

	September 30, 2007				December 31, 2006
		Unrealized				Unrealized
(In thousands)	Cost	Gross Gains	Gross Losses	Fair Value	Cost	Gross Gains	Gross Losses	Fair Value
Money market securities	$354,702	$—	$—	$354,702	$135,298	$—	$—	$135,298
Corporate securities	45,642	9	—	45,651	13,400	—	—	13,400
Commercial paper	65,521	1	—	65,522	28,739	—	(4)	28,735
Government sponsored agencies	5,000	1	—	5,001	—	—	—	—

Total available-for-sale securities	$470,865	$11	$—	$470,876	$177,437	$—	$(4)	$177,433

The classification and contractual maturities of available-for-sale securities is as follows:

(In thousands)	September 30, 2007	December 31, 2006
Included in:
Cash and cash equivalents	$383,264	$160,937
Short-term investments	58,570	16,496
Restricted cash	29,042	—
	$470,876	$177,433
Contractual maturities:
Due in less than one year	$443,426	$164,033
Due from one to 30 years	27,450	13,400
	$470,876	$177,433

From time to time the Company invests in auction rate securities, which are bought and sold in the marketplace through a bidding process sometimes referred to as a “Dutch Auction,” and which are classified as short-term investments and carried at their market values. After the initial issuance of the securities, the interest rate on the securities resets periodically, at intervals set at the time of issuance (e.g., every seven, twenty-eight, or thirty-five days; every six months; etc.), based on the market demand at the reset period. The “stated” or “contractual” maturities for these securities, however, generally are 20 to 30 years. Despite the long-term maturities, the Company has the ability and intent, if necessary, to liquidate any of these investments in order to meet its working capital needs within its normal operating cycles. At September 30, 2007, the Company had $27.5 million invested in auction rate securities as compared to $13.4 million invested in auction rate securities at December 31, 2006.

The Company classifies these investments as available-for-sale securities under SFAS No. 115 “Accounting for Investment in Certain Debt and Equity Securities” (“SFAS No. 115”). As these securities trade at their par values, no gains or losses are recorded in comprehensive income.

Note 4. Net Income per Share

Basic net income per share is computed using the weighted-average common shares outstanding. Diluted net income per share is computed using the weighted-average common shares outstanding plus any potentially dilutive securities outstanding during the period using the treasury stock method, except when their effect is anti-dilutive. Potentially dilutive securities include stock options, restricted stock and convertible debentures.

Holders of the Company’s senior convertible debentures may, under certain circumstances at their option, convert the senior convertible debentures into cash and, if applicable, shares of the Company’s class A common stock at the applicable conversion rate, at any time on or prior to maturity (see Note 15). Pursuant to EITF 90-19, “Convertible Bonds with Issuer Options to Settle for Cash upon Conversion,” the senior convertible debentures are included in the calculation of diluted net income per share if their inclusion is dilutive under the treasury stock method.

The following is a summary of all outstanding anti-dilutive potential common shares:

	As of
(In thousands)	September 30, 2007	October 1, 2006
Stock options	18	74
Restricted stock	421	—
July 2007 debentures	449	—

The following table sets forth the computation of basic and diluted weighted-average common shares:

	Three Months Ended		Nine Months Ended
(In thousands)	September 30, 2007	October 1, 2006	September 30, 2007	October 1, 2006
Basic weighted-average common shares	77,693	68,947	75,516	64,704
Effect of dilutive securities:
Stock options	3,826	4,845	4,402	5,318
Restricted stock	398	107	341	58
February 2007 debentures	693	—	267	—
Weighted-average common shares for diluted computation	82,610	73,899	80,526	70,080

Basic weighted-average common shares includes 1.1 million shares of class A common stock issued in relation to the acquisition of SP Systems which are subject to certain transfer restrictions and a repurchase option by the Company, both of which lapse semi-annually over a two-year period by one quarter of the shares every six months. In addition, basic weighted-average common shares excludes 2.9 million shares of class A common stock lent to an affiliate of Lehman Brothers in connection with the Company’s issuance of $200.0 million in principal amount of its 1.25% senior convertible debentures in February 2007 and 1.8 million shares of class A common stock lent to an affiliate of Credit Suisse in connection with the Company’s issuance of $225.0 million in principal amount of its 0.75% senior convertible debentures in July 2007 (see Note 15).

Dilutive potential common shares includes approximately 0.7 million and 0.3 million shares for the three and nine months ended September 30, 2007, respectively, for the impact of $200.0 million in principal amount of the Company’s 1.25% senior convertible debentures issued in February 2007 as the Company has experienced a substantial increase in its common stock price. Under the treasury stock method, such senior convertible debentures will generally have a dilutive impact on net income per share if the Company’s average stock price for the period exceeds the conversion price for the senior convertible debentures.

As of September 30, 2007, anti-dilutive potential common shares includes approximately 0.4 million shares for the impact of the Company’s 0.75% senior convertible debentures issued in July 2007 as the Company’s average stock price for the period did not exceed the conversion price for the senior convertible debentures. Therefore, such senior convertible debentures are excluded from the summary of all outstanding dilutive potential common shares.

Note 5. Comprehensive Income

Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Comprehensive income includes unrealized gains and losses on the Company’s available-for-sale investments, derivatives and cumulative translation adjustments.

The components of comprehensive income, net of tax, were as follows:

	Three Months Ended		Nine Months Ended
(In thousands)	September 30, 2007	October 1, 2006	September 30, 2007	October 1, 2006
Net income	$8,431	$9,568	$4,326	$15,207
Cumulative translation adjustment	3,498	—	5,395	—
Unrealized gain (loss) on derivatives, net of tax	(1,862)	1,326	(1,058)	(979)
Total comprehensive income	$10,067	$10,894	$8,663	$14,228

Note 6. Business Combinations

PowerLight Acquisition

On January 10, 2007, the Company completed its acquisition of PowerLight. The results of PowerLight have been included in the consolidated results of the Company from January 10, 2007. As a result of the PowerLight acquisition, all of the outstanding shares of PowerLight, and a portion of each vested option to purchase shares of PowerLight, were cancelled, and all of the outstanding options to purchase shares of PowerLight (other than the portion of each vested option that was cancelled) were assumed by the Company in exchange for aggregate consideration of (i) approximately $120.7 million in cash plus (ii) a total of 5,708,723 shares of the Company’s class A common stock, inclusive of (a) 1,601,839 shares of the Company’s class A common stock which may be issued upon the exercise of assumed vested and unvested PowerLight stock options, which options vest on the same schedule as the assumed PowerLight stock options, and (b) 1,145,643 shares of the Company’s class A common stock issued to employees of PowerLight in connection with the acquisition which, along with 530,238 of the shares issuable upon exercise of assumed PowerLight stock options, are subject to certain transfer restrictions and a repurchase option by the Company, both of which lapse over a two-year period following the acquisition under the terms of certain equity restriction agreements. The Company under the terms of the acquisition agreement also issued an additional 204,623 shares of restricted class A common stock to certain employees of PowerLight, which shares are subject to certain transfer restrictions which will lapse over 4 years. In June 2007, the Company changed PowerLight’s name to SunPower Corporation, Systems (“SP Systems”), to capitalize on SunPower’s name recognition.

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

Purchase Price Allocation

Under the purchase method of accounting, the total purchase price as shown in the table above was allocated to SP Systems’ net tangible and intangible assets based on their estimated fair values as of January 10, 2007. The purchase price has been allocated based on management’s best estimates. The fair value of the Company’s class A common stock issued was determined based on the average closing prices for a range of trading days around the announcement date (November 15, 2006) of the transaction. The fair value of stock options assumed was estimated using the Black-Scholes model with the following assumptions: volatility of 90%, expected life ranging from 2.7 years to 6.3 years, and risk-free interest rate of 4.6%.

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

Acquired identifiable intangible assets. The fair value attributed to purchased technology and patents was determined using the relief from royalty method, which calculated the present value of the royalty savings by applying a royalty rate of 2.5% and a discount rate of 25% to the appropriate revenue streams. The fair value of purchased technology and patents is being amortized over 4 years on a straight-line basis. Amortization expense for the three and nine months ended September 30, 2007 was as follows:

(In thousands)	Three Months Ended	Nine Months Ended
Cost of systems revenue	$4,787	$15,297
Selling, general and administrative	947	2,736
Total amortization expense	$5,734	$18,033

The fair value of tradenames was determined using the royalty savings approach method, using a royalty rate of 1% and a discount rate of 25%. The fair value of tradenames was valued at $15.5 million and ascribed a useful life of 5 years. The determination of the fair value and useful life of the tradename was based on the Company’s strategy of continuing to market its systems products and services under the PowerLight brand. Based on the Company’s change in branding strategy and changing PowerLight’s name to

SunPower Corporation, Systems, during the quarter ended July 1, 2007, the Company recognized an impairment charge of $14.1 million, which represented the net book value of the PowerLight tradename.

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

In-process research and development. SP Systems’ in-process research and development consisted of two components: design automation tool and tracking systems and other, which have not yet reached technological feasibility and have no alternative future uses.

Goodwill. Approximately $177.0 million had been allocated to goodwill within the systems segment, which represents the excess of the purchase price over the fair value of the underlying net tangible and intangible assets of SP Systems. In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”), goodwill will not be amortized but instead will be tested for impairment at least annually (more frequently if certain indicators are present). In the event that management determines that the value of goodwill has become impaired, the Company will incur an accounting charge for the amount of the impairment during the fiscal quarter in which the determination is made. During the nine months ended September 30, 2007, the Company recorded an adjustment of $1.8 million to increase goodwill acquired in connection with the purchase of SP Systems on January 10, 2007. This adjustment was recorded to reflect an additional loss provision on a construction project that was contracted as of the acquisition date and which has subsequently been determined to have a larger loss than originally estimated as well as adjustments to the value of certain acquired assets and liabilities. Goodwill that resulted from the acquisition of SP Systems is not deductible for tax purposes.

Of the cash and shares issued in the acquisition, approximately $24.2 million in cash and 724,000 shares, with a total aggregate value of $84.2 million as of September 30, 2007, are being held in escrow as security for the indemnification obligations of certain former SP Systems shareholders and will be released over a period of five years ending January 10, 2012. In addition, the Company issued an additional 204,623 shares of restricted class A common stock to certain employees of SP Systems, which shares are subject to certain transfer restrictions that lapse over a period of four years ending January 10, 2011.

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

The Company accounted for its acquisition of SP Systems in accordance with SFAS No. 141, “Business Combinations” (“SFAS No. 141”). Accordingly, all intercompany receivables and payables related to SP Systems were eliminated in purchase accounting effective January 10, 2007.

Supplemental information on an unaudited pro forma basis, as if the acquisition of SP Systems were completed at the beginning of the years 2007 and 2006, is as follows:

	Three Months Ended		Nine Months Ended
(In thousands, except per share amounts)	September 30, 2007	October 1, 2006	September 30, 2007	October 1, 2006
Revenue	$234,334	$121,076	$552,761	$278,092
Net income (loss)	$8,431	$(7,671)	$2,218	$(49,175)
Basic net income (loss) per share	$0.11	$(0.11)	$0.03	$(0.73)
Diluted net income (loss) per share	$0.10	$(0.11)	$0.03	$(0.73)

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

The Company identified in-process research and development projects in areas for which technological feasibility had not been established and no alternative future use existed. These in-process research and development projects consisted of two components: design automation tool and tracking systems and other. In assessing the projects, the Company considered key characteristics of the technology as well as its future prospects, the rate technology changes in the industry, product life cycles, and various projects’ stage of development.

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

Design Automation Tool	Stage of Completion	Total Cost Incurred to Date	Total Remaining Costs	Completion Date
As of January 10, 2007 (acquisition date)	5%	$0.2 million	$2.4 million	December 2010
As of September 30, 2007	30%	$0.8 million	$1.8 million	June 2009

Tracking System and Other	Stage of Completion	Total Cost Incurred to Date	Total Remaining Costs	Completion Date
As of January 10, 2007 (acquisition date)	30%	$0.2 million	$0.6 million	July 2007
As of September 30, 2007	100%	$0.8 million	$—	June 2007

Status of In-Process Research and Development Projects:

As of September 30, 2007, the Company has incurred total post-acquisition costs of approximately $0.6 million related to the design automation tool project and estimates that an additional investment of $1.8 million will be required to complete the project. The Company expects to complete the design automation tool project by June 2009, approximately one and a half years earlier than the original estimate.

During the second quarter of fiscal 2007, the Company had completed the tracking systems project and incurred total project costs of $0.8 million, of which $0.6 million was incurred after the acquisition.

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

Furthermore, under certain of these agreements, the Company is required to make prepayments to the vendors over the terms of the arrangements. In the third quarter of fiscal 2007, the Company paid advances totaling $15.0 million in accordance with the terms of existing supply agreements. The Company may also, from time to time, make advance payments in connection with purchases of services and manufacturing equipment from a variety of vendors and suppliers. As of September 30, 2007, advances to suppliers totaled $111.2 million, the current portion of which is $16.6 million.

The Company’s future prepayment obligations related to these agreements as of September 30, 2007 are as follows (in thousands):

2007 (remaining three months)	$50,490
2008	58,359
2009	48,840
2010	11,100
$168,789

On October 4, 2007, the Company paid an additional advance of $44.9 million in accordance with the terms of existing supply agreements.

Note 8. Transactions with Cypress

Purchases of Imaging and Infrared Detector Products from Cypress

The Company purchases wafers from Cypress at intercompany prices which are consistent with Cypress’ internal transfer pricing methodology. The Company is evaluating various strategic alternatives relating to its future plans for this business.

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

Leased Facility in California

On May 15, 2006, the Company entered into a lease agreement for its 43,732 square foot headquarters, which is located in a building owned by Cypress in San Jose, California, for $6.0 million over the five-year term of the lease. On July 1, 2007, the Company entered into an amendment to the lease agreement, increasing the rentable square footage and the total lease obligations to 51,228 and $6.9 million, respectively, over the five-year term of the lease. In the event Cypress decides to sell the building, the Company has the right of first refusal to purchase the building at a fair market price which will be based on comparable sales in the area.

Purchases of imaging and infrared detector products from Cypress, manufacturing services provided by Cypress in Texas, administrative services provided by Cypress and the facilities leased from Cypress in the Philippines and in California aggregated $1.6 million and $6.1 million for the three and nine months ended September 30, 2007, respectively, and $3.5 million and $9.6 million for the three and nine months ended October 1, 2006, respectively.

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

Master Transition Services Agreement

The Company has also entered into a master transition services agreement which would govern the provisions of services to SunPower by Cypress, such as: financial services, human resources, legal matters, training programs, and information technology.

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

After the date the Company ceases to be a member of Cypress’ consolidated group for federal income tax purposes or state income tax purposes, as and to the extent that the Company becomes entitled to utilize on the Company’s separate tax returns portions of those credit or loss carryforwards existing as of such date, the Company will distribute to Cypress the tax effect, estimated to be 34% for federal income tax purposes, of the amount of such tax loss carryforwards so utilized, and the amount of any credit carryforwards so utilized. The Company will distribute these amounts to Cypress in cash or in the Company’s shares, at the Company’s option. As of December 31, 2006, the Company has $28.0 million of federal net operating loss carryforwards and approximately $4.8 million of California net operating loss carryforwards meaning that such potential future payments to Cypress, which would be made over a period of several years, would therefore aggregate approximately $10.0 million.

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

If Cypress distributes the Company’s class B common stock to Cypress stockholders in a transaction intended to qualify as a tax-free distribution under Section 355 of the Code, Cypress intends to obtain an opinion of counsel and/or a ruling from the Internal Revenue Service (“IRS”) to the effect that such distribution qualifies under Section 355 of the Code. Despite such an opinion or ruling, however, the distribution may nonetheless be taxable to Cypress under Section 355(e) of the Code if 50% or more of the Company’s voting power or economic value is acquired as part of a plan or series of related transactions that includes the distribution of the Company’s stock. The tax sharing agreement includes the Company’s obligation to indemnify Cypress for any liability incurred as a result of issuances or dispositions of the Company’s stock after the distribution, other than liability attributable to certain dispositions of the Company’s stock by Cypress, that cause Cypress’ distribution of shares of the Company’s stock to its stockholders to be taxable to Cypress under Section 355(e) of the Code.

The tax sharing agreement further provides for cooperation with respect to tax matters, the exchange of information and the retention of records which may affect the income tax liability of either party. Disputes arising between Cypress and the Company relating to matters covered by the tax sharing agreement are subject to resolution through specific dispute resolution provisions contained in the agreement.

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

As of September 30, 2007, the Company’s hedge instruments consisted of foreign currency option contracts and foreign currency forward exchange contracts. The Company calculates the fair value of its option and forward contracts based on market volatilities, spot rates and interest differentials from published sources.

In accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”), the Company accounts for its hedges of forecasted foreign currency revenues as cash flow hedges and hedges of firmly committed purchase contracts denominated in foreign currency as fair value hedges.

Cash Flow Hedges: Hedges of forecasted foreign currency denominated revenues are designated as cash flow hedges and changes in fair value of the effective portion of hedge contracts are recorded in accumulated other comprehensive income (loss) in stockholders’ equity in the Condensed Consolidated Balance Sheets. Amounts deferred in accumulated other comprehensive income (loss) are reclassified into the Condensed Consolidated Statement of Operations in the periods in which the hedged exposure impacts earnings. The effective portion of unrealized gains (losses) recorded in accumulated other comprehensive income (loss), net of tax, was a $1.9 million loss and a $1.3 million gain for the three months ended September 30, 2007 and October 1, 2006, respectively, and a $1.1 million loss and a $1.0 million loss for the nine months ended September 30, 2007 and October 1, 2006, respectively. As of September 30, 2007 and December 31, 2006, the Company had outstanding cash flow hedge forward contracts with an aggregate notional value of $89.6 million. As of September 30, 2007 and December 31, 2006, the Company had outstanding cash flow hedge option contracts with an aggregate notional value of $53.2 million and $16.0 million, respectively. The maturity dates of the outstanding contracts ranged from October 2007 to July 2008.

Fair Value Hedges: On occasion, the Company commits to purchase equipment in foreign currency, predominantly Euros. When these purchases are hedged and qualify as firm commitments under SFAS No. 133, they are designated as fair value hedges and changes in the fair value of the firm commitment derivative contract are recognized in the Condensed Consolidated Statement of Operations. Under fair value hedge treatment, the changes in the firm commitment on a spot to spot basis are recorded in property and equipment, net, in the Condensed Consolidated Balance Sheet and in other income (expense), net, in the Condensed Consolidated Statement of Operations. As of September 30, 2007, the Company had no outstanding fair value hedges.

Both cash flow hedges and fair value hedges are tested for effectiveness each period on a spot to spot basis using the dollar-offset method. Both the excluded time value and any ineffectiveness, which were not significant for all periods, are recorded in other income (expense), net.

In addition, the Company began hedging the net balance sheet effect of Euro denominated assets and liabilities in 2005 primarily for Euro denominated receivables from customers, prepayments to suppliers and advances received from customers. The Company records its hedges of foreign currency denominated monetary assets and liabilities at fair value with the related gains or losses recorded in other income. The gains or losses on these contracts are substantially offset by transaction gains or losses on the underlying balances being hedged. As of September 30, 2007 and December 31, 2006, the Company held forward contracts with an aggregate notional value of $37.2 million and $37.6 million, respectively, to hedge the risks associated with Euro foreign currency denominated assets and liabilities.

Note 10. Stock-Based Compensation

The following table summarizes the consolidated stock-based compensation expense, by type of awards:

	Three Months Ended		Nine Months Ended
(In thousands)	September 30, 2007	October 1, 2006	September 30, 2007	October 1, 2006
Employee stock options	$4,183	$918	$13,776	$3,090
Non-employee stock options	—	—	—	304
Restricted stock	9,047	260	23,595	403
Change in stock-based compensation capitalized in inventory	134	(21)	(174)	(91)
Total stock-based compensation expense	$13,364	$1,157	$37,197	$3,706

The following table summarizes the consolidated stock-based compensation expense by line item in the Consolidated Statements of Operations:

	Three Months Ended		Nine Months Ended
(In thousands)	September 30, 2007	October 1, 2006	September 30, 2007	October 1, 2006
Cost of revenue	$3,588	$200	$9,036	$628
Research and development	404	336	1,253	1,019
Sales, general and administrative	9,372	621	26,908	2,059
Total stock-based compensation expense	$13,364	$1,157	$37,197	$3,706

As stock-based compensation expense recognized in the Condensed Consolidated Statements of Operations is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS No. 123(R), “Share-Based Payment” (“SFAS No. 123(R)”), requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

Consolidated net cash proceeds from the issuance of shares under the Company’s employee stock plans were $1.9 million and $6.9 million for the three and nine months ended September 30, 2007, respectively, and $0.7 million and $2.5 million for the three and nine months ended October 1, 2006, respectively. No income tax benefit was realized from stock option exercises during the three and nine months ended September 30, 2007 and October 1, 2006. As required, the Company presents excess tax benefits from the exercise of stock options, if any, as financing cash flows rather than operating cash flows.

The following table summarizes the unrecognized stock-based compensation costs by type of awards:

(In thousands, except years)	As of September 30, 2007	Weighted- Average Amortization Period (in years)
Stock options	$27,163	1.6
Restricted stock	30,020	3.4
Shares subject to re-vesting restrictions	26,643	1.3
Total unrecognized stock-based compensation balance	$83,826

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

Assumptions used in the determination of fair value of share-based payment awards using the Black-Scholes model were as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2007*	October 1, 2006	September 30, 2007	October 1, 2006
Expected term	6.5 years	6.5 years	6.5 years	6.5 years
Risk-free interest rate	4.61%	4.60%	4.60%	4.92%
Volatility	90%	90%	90%	92%
Dividend yield	0%	0%	0%	0%
* No stock options granted in the three months ended September 30, 2007

The Company utilizes the simplified method under the provisions of Staff Accounting Bulletin No. 107 (“SAB No. 107”) for estimating expected term, instead of its historical exercise data. The Company elected not to base the expected term on historical data because of the significant difference in its status before and after the effective date of SFAS No. 123(R). The Company was a privately-held company until its IPO, and the only available liquidation event for option holders was Cypress’s buyout of minority interests in November 2004. At all other times, optionees could not cash out on their vested options. From the time of the Company’s IPO in November 2005 through May 2006 when lock-up restrictions expired, a majority of the optionees were unable to exercise vested options.

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

Equity Incentive Program

On May 4, 2007, the Company’s stockholders approved an additional increase in the number of shares available for future issuance by 925,000 shares under the Company’s Amended and Restated 2005 Stock Incentive Plan under which the Company may issue restricted shares, stock appreciation rights, stock units, incentive or non-statutory stock options to purchase common stock or stock purchase rights to directors, employees and consultants. The following table summarizes the Company’s stock option activities:

	Shares (in thousands)	Weighted- Average Exercise Price Per Share
Options outstanding as of December 31, 2006	4,980	$3.97
Options exchanged/assumed in connection with SP Systems acquisition	1,602	5.54
Exercised	(720)	2.78
Forfeited	(33)	19.13
Options outstanding as of April 1, 2007	5,829	4.47
Granted	18	56.20
Exercised	(1,153)	2.57
Forfeited	(35)	10.64
Outstanding as of July 1, 2007	4,659	5.09
Granted	—	—
Exercised	(533)	3.56
Forfeited	(11)	5.87
Outstanding as of September 30, 2007	4,115	5.29
Exercisable as of September 30, 2007	1,301	3.67

Information regarding the Company’s outstanding stock options as of September 30, 2007 was as follows:

		Options Outstanding				Options Exercisable
Range of Exercise Price		Shares (in thousands)	Weighted- Average Remaining Contractual Life (in years)	Weighted- Average Exercise Price per Share	Aggregate Intrinsic Value (in thousands)	Shares (in thousands)	Weighted- Average Remaining Contractual Life (in years)	Weighted- Average Exercise Price per Share	Aggregate Intrinsic Value (in thousands)
$0.04—	0.75	707	4.42	$0.32	$58,294	255	5.17	$0.50	$21,005
0.88—	2.66	291	7.14	2.05	23,524	91	6.91	1.97	7,358
3.30—	4.95	2,368	7.10	3.32	188,240	844	7.07	3.31	67,069
7.00—	16.20	384	7.90	8.38	28,599	79	7.90	8.39	5,883
17.00—	56.20	365	8.79	26.97	20,397	32	8.67	31.06	1,676
		4,115	6.87	5.29	$319,054	1,301	6.77	3.67	$102,991

The aggregate intrinsic value in the preceding table represents the total pre-tax intrinsic value, based on the Company’s closing stock price of $82.82 at September 30, 2007, which would have been received by the option holders had all option holders exercised their options as of that date. The total number of in-the-money options exercisable was 1.3 million shares as of September 30, 2007.

The following table summarizes the Company’s non-vested stock options and restricted stock activities:

	Stock Options		Restricted Stock
	Shares (in thousands)	Weighted- Average Exercise Price Per Share	Shares (in thousands)	Weighted- Average Grant Date Fair Value Per Share
Outstanding as of December 31, 2006	3,141	$4.45	229	$35.40
Granted	1,602	5.54	270	41.68
Vested	(993)	2.75	(8)	33.34
Forfeited	(33)	2.78	(4)	39.86
Outstanding as of April 1, 2007	3,717	5.39	487	38.89
Granted	18	56.20	335	49.88
Vested	(386)	5.71	(38)	40.09
Forfeited	(35)	2.57	(15)	43.52
Outstanding as of July 1, 2007	3,314	5.66	769	43.53
Granted	—	—	212	63.33
Vested	33	3.92	(20)	37.36
Forfeited	(533)	3.56	(62)	54.39
Outstanding as of September 30, 2007	2,814	6.04	899	47.60

Stock Unit Plan:

As of September 30, 2007, the Company has granted approximately 236,000 units to approximately 2,219 employees in the Philippines at an average unit price of $39.80 in relation to its 2005 Stock Unit Plan, under which participants are awarded the right to receive cash payments from the Company in an amount equal to the appreciation in the Company’s common stock between the award date and the date the employee redeems the award. A maximum of 300,000 stock units may be subject to stock unit awards granted under the 2005 Stock Unit Plan. For the three and nine months ended September 30, 2007, total compensation expense associated with the 2005 Stock Unit Plan was $0.7 million and $1.5 million, respectively.

Note 11. Income Taxes

The Company’s effective rate of income tax provision (benefit) was 14.2% and (205.4)% for the three and nine months ended September 30, 2007, respectively, and the effective rate of income tax provision was 8% for each of the three and nine months ended October 1, 2006. The tax provision (benefit) for the three and nine months ended September 30, 2007 was primarily attributable to the recognition of deferred tax assets to the extent of deferred tax liabilities as a result of the Company’s acquisition of SP Systems and the effect of amortization of purchased intangible assets on deferred tax liability, partially offset by non-U.S. taxes on income earned in certain countries that was not offset by current year net operating losses in other countries. The tax provision for the three and nine months ended October 1, 2006 was attributable to non-U.S. taxes on income earned in certain countries that was not offset by current year net operating losses in other countries.

Unrecognized Tax Benefits

The Company adopted the provisions of FIN 48 on January 1, 2007. As of January 1, 2007, the total amount of unrecognized tax benefits recorded in the Condensed Consolidated Balance Sheet was approximately $1.1 million, which, if recognized, would affect the Company’s effective tax rate. The additional amount of unrecognized tax benefits accrued during the nine months ended September 30, 2007 was $3.2 million. Management believes that events that could occur in the next 12 months and cause a change in unrecognized tax benefits include, but are not limited to, the following:

•                  completion of examinations of the Company’s tax returns by the U.S. or foreign taxing authorities; and

•                  expiration of statute of limitations on the Company’s tax returns.

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

Classification of Interest and Penalties

The Company’s policy is to classify interest expense and penalty, if any, as components of income tax provision in the Condensed Consolidated Statements of Operations. No material amount has been accrued through the nine months ended September 30, 2007.

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

The IRS is currently conducting an audit of SP Systems’ federal income tax returns for fiscal 2004 and 2005. As of September 30, 2007, no material adjustments have been proposed by the IRS. Changes to SP Systems’ pre-acquisition tax liabilities, if any, would be recorded as a purchase price adjustment. Management believes that the ultimate outcome of the IRS examination will not have a material impact on the Company’s financial position or results of operations.

Note 12. Segment and Geographical Information

Prior to fiscal year 2007, the Company operated in one business segment comprising the design, manufacture and sale of solar electric power products, imaging and infrared detectors based on its proprietary processes and technologies. Effective January 10, 2007, the Company operated in two business segments: systems and components. The systems segment generally represents sales directly to systems owners of engineering, procurement, construction and other services relating to solar electric power systems that integrate the Company’s solar panels and balance of systems components, as well as materials sourced from other manufactures. The components segment primarily represents sales of the Company’s solar cells, solar panels and inverters to solar systems installers and other resellers. In addition, the components segment includes sales of imaging and infrared detectors to OEMs. The Chief Operating Decision Maker (“CODM”), as defined by SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information” (“SFAS No. 131”), assesses the performance of both operating segments using information about its revenue and gross margin.

The following tables present revenue by geography and segment, gross margin by segment, revenue by significant customer and property, plant and equipment information based on geographic region. Revenue is based on the destination of the shipments. Property, plant and equipment are based on the physical location of the assets:

	Three Months Ended		Nine Months Ended
	September 30, 2007	October 1, 2006	September 30, 2007	October 1, 2006
Revenue by geography:
United States	56%	34%	46%	30%
Europe:
Spain	25%	—%	28%	—%
Germany	10%	51%	10%	51%
Other	7%	11%	12%	12%
Asia and other	2%	4%	4%	7%
	100%	100%	100%	100%
Revenue by segment:
Systems	67%	—%	62%	—%
Components	33%	100%	38%	100%
	100%	100%	100%	100%
Gross margin by segment:
Systems	14%	—%	15%	—%
Components	21%	23%	24%	20%

Significant Customers:

		Three Months Ended		Nine Months Ended
Customer	Business Segment	September 30, 2007	October 1, 2006	September 30, 2007	October 1, 2006
MMA Renewable Ventures	Systems	30%	—%	17%	—%
SolarPack	Systems	21%	—%	21%	—%
Solon AG	Components	*	24%	10%	27%
Conergy AG	Components	*	26%	*	24%
SP Systems	Components	n.a.	19%	n.a.	16%

* denotes less than 10% during the period

(In thousands)	September 30, 2007	December 31, 2006
Property, plant and equipment by geography:
United States	$13,293	$8,051
Philippines	334,896	192,335
China	—	2,042
	$348,189	$202,428

Note 13. Commitments and Contingencies

Operating Lease Commitments

The Company leases its San Jose, California facility under a non-cancelable operating lease from Cypress, which expires on April 30, 2011 (see Note 8). The lease also requires the Company to pay property taxes, insurance and certain other costs. The Company also leases its solar cell manufacturing facility in the Philippines from Cypress, under a lease which expires in July 2021 (see Note 8). In December 2005, the Company entered into a 5-year operating lease from an unaffiliated third party for an additional building in the Philippines. The Company also has various lease arrangements for offices in Berkeley, California which expire between 2007 and 2009, as well as for a field office in New Jersey, which expires in 2011. In December 2006, the Company (through SP Systems acquired on January 10, 2007) entered into an eleven-year lease agreement for its facility in Richmond, California, which the Company expects to occupy in the first quarter of 2008. Future minimum obligations under all non-cancelable operating leases as of September 30, 2007 are as follows (in thousands):

2007 (remaining three months)	$862
2008	4,205
2009	4,256
2010	4,250
2011	3,102
Thereafter	19,665
$36,340

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

At September 30, 2007, total obligations related to such supplier agreements was $2.3 billion of which $250.3 million was related to a joint venture (as discussed below). The Company’s non-cancelable purchase orders related to equipment and building improvements totaled approximately $93.7 million.

Future minimum obligations under supplier agreements and non-cancelable purchase orders as of September 30, 2007 are as follows (in thousands):

2007 (remaining three months)	$180,581
2008	277,376
2009	431,123
2010	417,371
2011	425,659
Thereafter	678,782
$2,410,892

Joint Ventures

In the third quarter of fiscal 2006, the Company entered into an agreement with Woongjin Coway Co., Ltd. (“Woongjin”), a provider of environmental products located in Korea, to form Woongjin Energy Co., Ltd (“Woongjin Energy”), a joint venture to manufacture monocrystalline silicon ingots. Under the joint venture, the Company and Woongjin have funded the joint venture through capital investments. In addition, Woongjin Energy obtained a $33.0 million loan originally guaranteed by Woongjin. The

Company will supply polysilicon and technology required for the silicon ingot manufacturing to the joint venture, and the Company will procure the manufactured silicon ingots from the joint venture. Woongjin Energy began manufacturing in the third quarter of fiscal 2007, and the Company expects to purchase approximately $250.3 million of silicon ingots from Woongjin Energy under a five-year agreement.

The Company has invested $4.6 million in the joint venture comprised of a 19.9% equity investment valued at $1.3 million and a $3.3 million convertible note that is convertible at the Company’s option into an additional 20.1% equity ownership in the joint venture. The Company accounted for its joint venture in Woongjin Energy using the equity method of accounting, in which the entire minority investment of $4.6 million is classified as “other long-term assets” in the Consolidated Balance Sheet and the Company’s share of Woongjin Energy’s losses totaling $0.2 million for the three and nine months ended September 30, 2007 is included in “other income (expense), net” in the Consolidated Statements of Operations. Neither party has contractual obligations to provide any additional funding to the joint venture.

On October 18, 2007, the Company entered into an agreement with Woongjin and Woongjin Holdings Co., Ltd. (“Woongjin Holdings”), whereby Woongjin transferred its 80.1% equity investment held in Woongjin Energy to Woongjin Holdings and Woongjin Holdings assumed all rights and obligations formerly owned by Woongjin under the joint venture agreement described above, including the $33.0 million loan guarantee.

On October 1, 2007, the Company entered into an agreement with First Philippine Electric Corporation (“First Philec”) to form First Philec Solar Corporation (“First Philec Solar”), a joint venture to provide wafer slicing services of silicon ingots to the Company. The Company will have a 20.0% equity investment in the joint venture and will account for its joint venture in First Philec Solar using the equity method of accounting. This joint venture will operate in the Philippines, with silicon ingots to be supplied primarily from the Company. The Company expects to purchase an aggregate quantity of silicon wafers sufficient to support up to approximately 660 megawatts annually of solar cell manufacturing production based on the Company’s expected silicon utilization through the five-year wafering supply and sales agreement, which is anticipated to begin in the second half of 2008 when First Philec Solar’s proposed manufacturing capacity is expected to become operational.

The Company is currently reviewing the qualitative and quantitative attributes of its joint ventures that are in the development stage to determine whether they will need to be consolidated in the Company’s financial statements in the future.

Product Warranties

The Company warrants or guarantees the performance of its solar panels at certain levels of power output for extended periods, usually 25 years. It also warrants that the  solar cells will be free from defects for at least ten years. Therefore, the Company maintains warranty reserves to cover potential liability that could result from these guarantees. The Company’s potential liability is generally in the form of product replacement. Warranty reserves are based on the Company’s best estimate of such liabilities and are recognized as a cost of revenue. The Company continuously monitors product returns for warranty failures and maintains a reserve for the related warranty expenses based on historical experience of similar products as well as various other assumptions that are considered reasonable under the circumstances. Warranty charges were $1.4 million and $7.0 million during the three and nine months ended September 30, 2007, respectively, and $0.8 million and $2.3 million during the three and nine months ended October 1, 2006, respectively.

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

The following summarizes activity within accrued warranty:

	Three Months Ended		Nine Months Ended
(In thousands)	September 30, 2007	October 1, 2006	September 30, 2007	October 1, 2006
Balance at beginning of the period	$14,314	$1,988	$3,446	$574
SP Systems accrued balance at date of acquisition	—	—	6,542	—
Accruals for warranties during the period	1,373	750	6,961	2,327
Settlements made during the period	(776)	—	(2,038)	(163)
Balance at the end of the period	$14,911	$2,738	$14,911	$2,738

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

Note 14. Line of Credit

On December 2, 2005, the Company entered into a $25.0 million three-year revolving credit facility (the “Facility”) with affiliates of Credit Suisse and Lehman Brothers. The Facility was collateralized by substantially all of the Company’s assets, including the stock of its foreign subsidiaries. Borrowings under the Facility were conditioned upon customary conditions as well as (1) with respect to the first $10.0 million drawn on the Facility, maintenance of cash collateral to the extent of outstanding borrowings (excluding amounts borrowed), and (2) with respect to the remaining $15.0 million of the Facility, satisfaction of a coverage test which was based on the ratio of the Company’s cash flow to capital expenditures. There were no borrowings ever made under the Facility. The Company terminated its agreement with affiliates of Credit Suisse and Lehman Brothers on July 13, 2007.

In connection with the SP Systems acquisition on January 10, 2007, the Company assumed a line of credit SP Systems had with Union Bank of California, N.A. (“UBOC”) with an outstanding balance of approximately $3.6 million. During the first quarter of fiscal 2007, the Company paid off the outstanding balance in full.

On January 10, 2007, the Company amended and restated the loan agreement with UBOC. The amended and restated loan agreement provided for a $10.0 million trade finance credit facility, which was scheduled to expire on April 30, 2007. This facility allowed the Company to issue commercial and standby letters of credit, but did not provide for any loans. All of the assets of SP Systems secured this trade finance facility. In addition, the agreement required that SP Systems maintain cash equal to the value of letters of credit outstanding in restricted accounts as collateral for letters of credit issued by the bank. On April 27, 2007, the Company through SP Systems entered into an amendment to the loan agreement to, among other things, extend the maturity date to July 31, 2007, and remove the requirement to have cash collateral for letters of credit. The Company guaranteed $10.5 million in connection with the April 27, 2007 amendment including the $10 million trade credit facility and a separate $0.5 million credit card facility through UBOC. The Company’s line of credit with UBOC expired on July 31, 2007.

On July 13, 2007, the Company entered into a credit agreement with Wells Fargo that replaced the credit lines with Credit Suisse, Lehman Brothers, and UBOC. On August 20, 2007, the Company entered into an amendment to the credit agreement. As amended, the credit agreement provides for a $50.0 million unsecured revolving credit line, with a $40.0 million unsecured letter of credit subfeature, and a separate $50.0 million secured letter of credit facility. The Company may borrow up to $50.0 million and request that Wells Fargo issue up to $40.0 million in letters of credit under the unsecured letter of credit subfeature through July 31, 2008. Letters of credit issued under the subfeature reduce the Company’s borrowing capacity under the revolving credit line. The Company may request that Wells Fargo issue up to $50.0 million in letters of credit under the secured letter of credit facility through July 31, 2012. As detailed in the agreement, the Company will pay interest on outstanding borrowings and a fee for outstanding letters of credit. The Company has the ability at any time to prepay outstanding loans. All borrowings must be repaid by July 31, 2008, and all letters of credit issued under the unsecured letter of credit subfeature shall expire on or before July 31, 2008 unless the Company provides by such date collateral in the form of cash or cash equivalents in the aggregate amount available to be drawn under letters of credit outstanding at such time. All letters of credit issued under the secured letter of credit facility shall expire no later than July 31, 2012. The Company concurrently entered into a security agreement with Wells Fargo, granting a security interest in a deposit account to secure its obligations in connection with any letters of credit that might be issued under the credit agreement. In connection with the credit agreement, SunPower North America, Inc., a wholly-owned subsidiary of the Company, and SP Systems, another wholly-owned subsidiary of the Company, entered into an associated continuing guaranty with Wells Fargo. The terms of the credit agreement include certain conditions to borrowings, representations and covenants, and events of default customary for financing transactions of this type.

As of September 30, 2007, one letter of credit totaling $20.0 million was issued by Wells Fargo under the unsecured letter of credit subfeature and five letters of credit totaling $9.2 million were issued by Wells Fargo under the secured letter of credit facility.

On September 30, 2007, cash available to be borrowed under the unsecured revolving credit line was $30.0 million and letter of credit capacities available to be issued by Wells Fargo under the unsecured letter of credit subfeature and secured letter of credit facility were $20.0 million and $40.8 million, respectively.

Note 15. Senior Convertible Debentures and Share Loan Arrangements

February 2007 Debt Issuance

In February 2007, the Company issued $200.0 million in principal amount of its 1.25% senior convertible debentures (the “February 2007 Debentures”). Interest on the February 2007 Debentures will be payable on February 15 and August 15 of each year, commencing August 15, 2007. The February 2007 Debentures will mature on February 15, 2027. Holders may require the Company to repurchase all or a portion of their February 2007 Debentures on each of February 15, 2012, February 15, 2017 and February 15, 2022, or if the Company experiences certain types of corporate transactions constituting a fundamental change. In addition, the Company may redeem some or all of the February 2007 Debentures on or after February 15, 2012. The February 2007 Debentures are initially convertible, subject to certain conditions, into cash up to the lesser of the principal amount or the conversion value. If the conversion value is greater than $1,000, then the excess conversion value will be convertible into common stock. The initial effective conversion price of the February 2007 Debentures is approximately $56.75 per share, which represents a premium of 27.5% to the closing price of the SunPower common stock on the date of issuance. The applicable conversion rate will be subject to customary adjustments in certain circumstances.

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

July 2007 Debt Issuance

In July 2007, the Company issued $225.0 million in principal amount of its 0.75% senior convertible debentures (the “July 2007 Debentures”). Interest on the July 2007 Debentures will be payable on February 1 and August 1 of each year, commencing February 1, 2008. The July 2007 Debentures will mature on August 1, 2027. Holders may require the Company to repurchase all or a portion of their July 2007 Debentures on each of August 1, 2010, August 1, 2015, August 1, 2020, and August 1, 2025, or if the Company is involved in certain types of corporate transactions constituting a fundamental change. In addition, the Company may redeem some or all of the July 2007 Debentures on or after August 1, 2010. The July 2007 Debentures are initially convertible, subject to certain conditions, into cash up to the lesser of the principal amount or the conversion value. If the conversion value is greater than $1,000, then the excess conversion value will be convertible into cash, common stock or a combination of cash and common stock, at the Company’s election. The initial effective conversion price of the February 2007 Debentures is approximately $82.24 per share, which represents a premium of 27.5% to the closing price of the SunPower common stock on the date of issuance. The applicable conversion rate will be subject to customary adjustments in certain circumstances.

The July 2007 Debentures are senior, unsecured obligations of the Company, ranking equally with all existing and future senior unsecured indebtedness of the Company. The July 2007 Debentures are effectively subordinated to the Company’s secured indebtedness to the extent of the value of the related collateral, and structurally subordinated to indebtedness and other liabilities of the Company’s subsidiaries. The July 2007 Debentures do not contain any covenants or sinking fund requirements.

February 2007 Amended and Restated Share Loan Arrangement

Concurrent with the offering of the February 2007 Debentures, the Company lent 2.9 million shares of its class A common stock, all of which are being borrowed by an affiliate of Lehman Brothers Inc. (“LBIE”), one of the underwriters of the February 2007 Debentures. The lent shares are to be used to facilitate the establishment by investors in the February 2007 Debentures and July 2007 Debentures of hedged positions in the Company’s class A common stock. Under the share lending agreement, LBIE has the ability to offer any of the 1.0 million shares that remain in LBIE’s possession to facilitate hedging arrangements for subsequent purchasers of both the February 2007 Debentures and July 2007 Debentures and, with the Company’s consent, purchasers of securities the Company may issue in the future. The Company did not receive any proceeds from that offering of class A common stock, but received a nominal lending fee of $0.001 per share for each share of common stock that is loaned pursuant to the share lending agreement described below.

Share loans under the share lending agreement will terminate and the borrowed shares must be returned to the Company under the following circumstances: (i) LBIE may terminate all or any portion of a loan at any time; (ii) the Company may terminate any or all of the outstanding loans upon a default by LBIE under the share lending agreement, including a breach by LBIE of any of its representations and warranties, covenants or agreements under the share lending agreement, or the bankruptcy of LBIE; or (iii) if the Company enters into a merger or similar business combination transaction with an unaffiliated third party (as defined in the agreement), all outstanding loans will terminate on the effective date of such event. In addition, LBIE has agreed to return to the Company any borrowed shares in its possession on the date anticipated to be five business days before the closing of certain merger or similar business combinations described in the share lending agreement.

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

Note 16. Subsequent Events

Joint Venture Agreement with First Philippine Electric Corporation

On October 1, 2007, the Company entered into an agreement with First Philec to form First Philec Solar, a joint venture to provide wafer slicing services of silicon ingots to the Company. The Company will have a 20.0% equity investment in the joint venture and will account for its joint venture in First Philec Solar using the equity method of accounting. This joint venture will operate in the Philippines, with silicon ingots to be supplied primarily from the Company. The Company expects to purchase an aggregate quantity of silicon wafers sufficient to support up to approximately 660 megawatts annually of solar cell manufacturing production based on the Company’s expected silicon utilization through the five-year wafering supply and sales agreement, which is anticipated to begin in the second half of 2008 when First Philec Solar’s proposed manufacturing capacity is expected to become operational (see Note 13).

Advances to Suppliers

On October 4, 2007, the Company paid an additional advance of $44.9 million in accordance with the terms of existing supply agreements (see Note 7).

Engineering, Procurement and Construction Agreement with Sedwick Corporate, S.L.

On October 10, 2007, the Company entered into an Engineering, Procurement and Construction Agreement with Sedwick Corporate, S.L. Under the terms of the agreement, the Company will design and construct a solar photovoltaic plant representing approximately 18 megawatts peak power in the municipality of Olivenza (Badajoz) Spain.

Joint Venture Agreement with Woongjin Holdings Co., Ltd.

On October 18, 2007, the Company entered into an agreement with Woongjin and Woongjin Holdings, whereby Woongjin transferred its 80.1% equity investment held in Woongjin Energy to Woongjin Holdings and Woongjin Holdings assumed all rights and obligations formerly owned by Woongjin under the joint venture agreement (see Note 13).

Engineering, Procurement and Construction Agreements with Corporate Affiliates of The Naturener Group

On November 6, 2007, the Company entered into Engineering, Procurement and Construction Agreements with Naturener Solar Tinajeros, S.L.U, Moralas Renovables, S.L. and Almuradiel Solar, S.L., each of which are corporate affiliates of The Naturener Group.  Under the terms of the agreements, the Company will design and construct three solar photovoltaic plants representing a combined total of approximately 21 megawatts peak power in the Castilla La Mancha region of Spain.  The agreements also include, to various degrees, termination rights in favor of either party in the event certain of the following conditions precedent are not met by specified deadlines:  receipt of confirmation of the availability of bank financing, receipt of necessary permits, licenses or other governmental approvals, receipt of satisfactory final site reports, and/or the confirmation and review of technical specifications.

Item 2.                                  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements are statements that do not represent historical facts. We use words such as ““may,” “will,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” and “continue” and similar expressions to identify forward-looking statements. Forward-looking statements in this press release include, but are not limited to, the company’s plans and expectations regarding our ability to obtain polysilicon ingots or wafers, future financial results, operating results, business strategies, projected costs, products, competitive positions, management’s plans and objectives for future operations, and industry trends. These forward-looking statements are based on information available to us as of the date of this release and current expectations, forecasts and assumptions and involve a number of risks and uncertainties that could cause actual results to differ materially from those anticipated by these forward-looking statements. Such risks and uncertainties include a variety of factors, some of which are beyond our control. Please see “PART II. OTHER INFORMATION, Item 1A. Risk Factors” for additional information on risks and our other filings with the Securities and Exchange Commission. These forward-looking statements should not be relied upon as representing our views as of any subsequent date, and we are under no obligation to, and expressly disclaim any responsibility to, update or alter our forward-looking statements, whether as a result of new information, future events or otherwise.

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

Overview

We design, manufacture and market high-performance solar electric power technologies. Our solar cells and solar panels are manufactured using proprietary processes and technologies based on more than 15 years of research and development. We believe our solar cells have the highest conversion efficiency, a measurement of the amount of sunlight converted by the solar cell into electricity, of all the solar cells available for the mass market. Our solar power products are sold through our components business segment, or our components segment. In January 2007, we acquired SP Systems, which developed, engineered, manufactured and delivered large-scale solar power systems. These activities are now performed by our systems business segment, or our systems segment. Our solar power systems, which generate electric energy, integrate solar cells and panels manufactured by us as well as other suppliers.

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

We manufacture our solar cells at our manufacturing facilities in the Philippines. We currently operate four cell manufacturing lines in our first solar cell manufacturing facility, with a total rated manufacturing capacity of approximately 108 megawatts per year. In addition, we recently began operating the first two lines in a second solar cell manufacturing facility in the Philippines, which is designed to house up to twelve manufacturing lines. We expect three manufacturing lines in this new facility to be operational by the end of 2007, resulting in a total of seven manufacturing lines with an aggregate production capacity of 214 megawatts per year. By the end of 2008, we plan to operate 12 solar cell manufacturing lines with an aggregate manufacturing capacity of 306 megawatts per year. We have previously announced plans to begin production as soon as late 2009 on the first line of a third solar cell manufacturing facility designed to have an aggregate manufacturing capacity of 500 megawatts per year.

We manufacture our solar panels at our automated panel manufacturing factory located in the Philippines. Our solar panels are also manufactured for us by a third-party subcontractor in China. We currently operate one solar panel manufacturing line with a rated manufacturing capacity of 30 megawatts of solar panels per year. We plan to begin operating a second solar panel manufacturing facility by the end of 2007 that is designed to house up to ten manufacturing lines. We have ordered equipment for three new solar panel manufacturing lines that we expect to begin operating in the fourth quarter of 2007 and the first quarter of 2008. We expect to move our currently operating manufacturing line to this facility in the future. In addition, our SunPower branded inverters are manufactured for us by multiple suppliers.

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

We have solar power system projects completed or in the process of being completed in various countries including Germany, Portugal, South Korea, Spain and the United States. In the United States, we sell distributed rooftop and ground-mounted solar power systems as well as central-station power plants. Distributed solar power systems are typically rated up to one megawatt of capacity to provide a supplemental, distributed source of electricity for a customer’s facility. Many customers choose to purchase solar electricity from our systems under a power purchase agreement with a financing company which buys the system from us. For example, we are currently constructing an approximately 15 megawatt solar power plant at Nellis Air Force Base in Nevada, which will be operated under a power purchase agreement structure. In Europe and South Korea, our products and systems are typically purchased by a financing company and operated as a central station solar power plant. These power plants are rated with capacities of approximately one to 20 megawatts, and generate electricity for sale under tariff to regional and public utilities.

We manufacture certain of our solar power system products at our manufacturing facilities in California and at other facilities located close to our customers. Some of our solar power system products are also manufactured for us by third-party suppliers.

PowerLight Acquisition

On January 10, 2007, we completed our acquisition of PowerLight. Upon the completion of the acquisition, all of the outstanding shares of PowerLight, and a portion of each vested option to purchase shares of PowerLight, were cancelled, and all of the outstanding options to purchase shares of PowerLight (other than the portion of each vested option that was cancelled) were assumed by us in exchange for aggregate consideration of (i) approximately $120.7 million in cash plus (ii) a total of 5,708,723 shares of class A common stock, inclusive of (a) 1,601,839 shares of class A common stock which may be issued upon the exercise of assumed vested and unvested PowerLight stock options and (b) 1,145,643 shares of class A common stock issued to employees of PowerLight in connection with the acquisition which, along with 530,238 of the shares issuable upon exercise of assumed PowerLight stock options, are subject to certain transfer restrictions and a repurchase option held by us, both of which lapse over a two-year period following the acquisition under the terms of equity restriction agreements. Under the terms of the acquisition agreement, we also issued an additional 204,623 shares of restricted class A common stock to certain employees of PowerLight, which shares are subject to certain transfer restrictions which will lapse over 4 years. In June 2007, we changed PowerLight’s name to SunPower Corporation, Systems, or SP Systems, to capitalize on SunPower’s name recognition.

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

Purchase Price Allocation

Under the purchase method of accounting, the total purchase price as shown in the table above was allocated to SP Systems’ net tangible and intangible assets based on their estimated fair values as of January 10, 2007. The purchase price has been allocated based on management’s best estimates. The fair value of our class A common stock issued was determined based on the average closing prices for a range of trading days around the announcement date (November 15, 2006) of the transaction. The fair value of stock options assumed was estimated using the Black-Scholes model with the following assumptions: volatility of 90%, expected life ranging from 2.7 years to 6.3 years, and risk-free interest rate of 4.6%.

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

On May 4, 2007, Cypress completed the sale of 7,500,000 shares of class B common stock in an offering pursuant to Rule 144 of the Securities Act. Such shares converted to 7,500,000 shares of class A common stock upon the sale. As of September 30, 2007, including the effect of the sale completed in May 2007, public offerings of class A common stock in June 2006 and July 2007, and issuance of senior convertible debentures in February 2007 and July 2007, Cypress owned 44,533,287 shares of class B common stock, which represented approximately 57% of the total outstanding shares of our common stock, or approximately 53% of such shares on a fully diluted basis after taking into account outstanding stock options (or 50% of such shares on a fully diluted basis after taking into account outstanding stock options and loaned shares to underwriters of our convertible indebtedness), and 90% of the voting power of our total outstanding common stock. Cypress, its successors in interest or its subsidiaries may convert their shares of class B common stock into shares of class A common stock on a one-for-one basis at any time. Cypress announced on October 6, 2006 and reiterated on October 19, 2006 that it was exploring ways in which to allow its stockholders to fully realize the value of its investment in SunPower. Cypress has made public statements since October 19, 2006 that were consistent with these announcements.

Critical Accounting Policies

Our critical accounting policies are disclosed in our Form 10-K for the year ended December 31, 2006 and have not changed materially as of September 30, 2007, with the exception of the following which were adopted as of the quarter ended April 1, 2007, in connection with the acquisition of SP Systems on January 10, 2007:

Revenue and Cost Recognition for Construction Contracts

We recognize revenues from fixed price contracts under AICPA Statement of Position 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts,” using the percentage-of-completion method of accounting. Under this method, revenue is recognized as work is performed based on the percentage of incurred costs to estimated total forecasted costs utilizing the most recent estimates of forecasted costs.

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

As of September 30, 2007, the asset, “Costs and estimated earnings in excess of billings,” which represents revenues recognized in excess of amounts billed, was $79.4 million. The liability, “Billings in excess of costs and estimated earnings,” which represents billings in excess of revenues recognized, was $20.0 million. Ending balances in “Costs and estimated earnings in excess of billings” and “Billings in excess of costs and estimated earnings” are highly dependent on contractual billing schedules which are not necessarily related to the timing of revenue recognition.

Cash in Restricted Accounts

As of September 30, 2007, we provided security for advance payments made by NorSun AS, or NorSun, in the form of $20.0 million held in an escrow account. Commencing in 2010 and continuing through 2019, the balance in the escrow account will be reduced as the advance payments are to be applied as a credit against NorSun’s polysilicon purchases from us. The funds held in the escrow account may be released in exchange for letters of credit issued under the secured letter of credit facility at any time. In addition, we enter into various contractual agreements to build turnkey photovoltaic projects for developers in Europe, Korea and the United States. As part of the contractual agreements with the developers in Europe and Korea, we may receive advance payments that are secured by providing letters of credit issued by Wells Fargo Bank, National Association, or Wells Fargo, to the developers. In certain developer contracts, we are required to provide construction period letters of credit to assure the developers of contract completion, for a period of approximately one year. In many cases, we are also asked to issue warranty period letters of credit to assure the developers that we will meet our warranty obligations, typically for the first two years after the project is installed. We issue letters of credit for such purposes through our line of credit facility with Wells Fargo. The credit agreement with Wells Fargo requires us to collateralize the full value of letters of credit issued under the secured letter of credit facility for such purposes with cash placed in an interest bearing restricted account with Wells Fargo. As long as the secured letters of credit are outstanding, we will not be able to withdraw the associated funds in the restricted account, though all interest earned on such restricted funds can be withdrawn periodically. As of September 30, 2007, outstanding secured letters of credit issued by Wells Fargo that related to contractual agreements with the developers in Europe and Korea totaled $9.2 million (see Note 14 to the Condensed Consolidated Financial Statements).

Deferred Project Costs

Deferred project costs represent uninstalled materials on contracts for which title had transferred to the customer and are recognized as deferred assets until installation. As of September 30, 2007, deferred project costs totaled $11.5 million.

Foreign Currency Translation

Assets and liabilities of our wholly-owned foreign subsidiaries are translated from their respective functional currencies at exchange rates in effect at the balance sheet date, and revenues and expenses are translated at average exchange rates prevailing during the applicable period. The resulting translation adjustment as of September 30, 2007 was a $5.4 million gain which is reflected as a component of accumulated other comprehensive income (loss) in stockholders’ equity.

Purchase Accounting

We record all assets and liabilities acquired in purchase acquisitions, including goodwill, identified intangible assets and in-process research and development, at fair value as required by SFAS No. 141, “Business Combinations”. The initial recording of goodwill, identified intangible assets and in-process research and development requires certain estimates and assumptions especially concerning the determination of the fair values and useful lives of the acquired intangible assets. The judgments made in the context of the purchase price allocation can materially impact our future results of operations. Accordingly, for significant acquisitions, we obtain assistance from third-party valuation specialists. The valuations are based on information available at the acquisition date. Goodwill is not amortized but is subject to annual tests for impairment or more often if events or circumstances indicate they may be impaired. Other identified intangible assets are amortized over their estimated useful lives and are subject to impairment if events or circumstances indicate a possible inability to realize the carrying amount.

In-Process Research and Development Charge, or IPR&D Charge

In connection with the acquisition of SP Systems, we recorded an IPR&D charge of $9.6 million in the first quarter of fiscal 2007, as technological feasibility associated with the in-process research and development projects had not been established and no alternative future use existed.

We identified in-process research and development projects in areas for which technological feasibility had not been established and no alternative future use existed. These in-process research and development projects consisted of two components: design automation tool and tracking systems and other. In assessing the projects, we considered key characteristics of the technology as well as its future prospects, the rate technology changes in the industry, product life cycles, and various projects’ stage of development.

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

Design Automation Tool	Stage of Completion	Total Cost Incurred to Date	Total Remaining Costs	Completion Date
As of January 10, 2007 (acquisition date)	5%	$0.2 million	$2.4 million	December 2010
As of September 30, 2007	30%	$0.8 million	$1.8 million	June 2009

Tracking System and Other	Stage of Completion	Total Cost Incurred to Date	Total Remaining Costs	Completion Date
As of January 10, 2007 (acquisition date)	30%	$0.2 million	$0.6 million	July 2007
As of September 30, 2007	100%	$0.8 million	$—	June 2007

Status of In-Process Research and Development Projects:

As of September 30, 2007, we have incurred total post-acquisition costs of approximately $0.6 million related to the design automation tool project and estimate that an additional investment of $1.8 million will be required to complete the project. We expect to complete the design automation tool project by June 2009, approximately one and a half years earlier than the original estimate.

During the second quarter of fiscal 2007, we completed the tracking systems project and incurred total project costs of $0.8 million, of which $0.6 million was incurred after the acquisition.

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

Results of Operations for Three-month and Nine-month Periods Ended September 30, 2007 and October 1, 2006

Revenue

The following table sets forth the percentage relationship of certain items to our revenue during the periods shown:

	Three Months Ended			Nine Months Ended
	(in thousands)		Year-over -	(in thousands)		Year-over -
	September 30, 2007	October 1, 2006	Year Change	September 30, 2007	October 1, 2006	Year Change
Systems revenue	$157,734	$—	n.a.	$340,266	$—	n.a.
Components revenue	76,600	65,348	17%	210,181	162,001	30%
Total revenue	$234,334	$65,348	259%	$550,447	$162,001	240%

We generate revenue from two business segments, as follows:

1.                      Systems segment — This segment represents sales of engineering, procurement, construction and other services relating to solar electric power systems that integrate our solar panels and balance of systems components, as well as materials sourced from other manufactures. Systems segment revenues for the three and nine months ended September 30, 2007 were $157.7 million and $340.3 million, respectively, which accounted for 67% and 62%, respectively, of our total revenue. We had no systems segment revenue for the three and nine months ended October 1, 2006. Our systems segment revenue is largely dependent on the timing of revenue recognition on large construction projects and, accordingly, will fluctuate from period to period. Gross margin for the system segment was $22.6 million and $51.2 million for the three and nine months ended September 30, 2007, respectively, or 14% and 15% of systems segment revenue, respectively. Gross margin in our systems segment is affected by a number of factors, particularly the mix of projects sourced with our panels versus projects using solar panels purchased from other suppliers.

2.                      Components segment — This segment primarily represents sales of our solar cells, solar panels and inverters to solar systems installers and other resellers. Components segment revenues to unaffiliated customers for the three and nine months ended September 30, 2007 were $76.6 million and $210.2 million, respectively, as compared to $65.3 million and $162.0 million for the three and nine months ended October 1, 2006, respectively. The components segment accounted for 33% and 38% of our total revenue for the three and nine months ended September 30, 2007, respectively, and 100% of our revenue for each of the three and nine months ended October 1, 2006. Gross margin for the components segment was $15.8 million and $49.5 million for the three and nine months ended September 30, 2007, respectively, or 21% and 24% of components segment revenue, respectively, as compared to $15.2 million and $32.3 million for the three and nine months ended October 1, 2006, or 23% and 20% of revenue, respectively.

During the three and nine-month periods ended September 30, 2007, our revenue of approximately $234.3 million and $550.4 million, respectively, represented increases of 259% and 240%, respectively, from revenue reported in the comparable periods of 2006. The marked increase in revenue during the three and nine-month periods ended September 30, 2007 compared to the same periods of 2006 resulted from the combination of an increase in components revenue of approximately $11.3 million and $48.2 million during the three and nine-month periods ended September 30, 2007, respectively, and the addition of $157.7 million and $340.3 million in systems revenue for the three and nine-month periods ended September 30, 2007, respectively, as a result of the acquisition of SP Systems. The increase in components revenue is attributable to the continued increase in the demand for our solar cells and solar panels since we began commercial production in late 2004 and continued increases in unit production and unit shipments of both solar cells and solar panels as we have expanded our solar manufacturing capacity. During the first three quarters of 2006, we had three solar cell manufacturing lines in operation with an approximate annual production capacity of 75 megawatts. Since then, we added a fourth 33 megawatt line during the fourth quarter of 2006, and we recently began commercial production on our 5th and 6th solar cell lines during the third quarter of 2007. Each of these lines has a rated solar cell production capacity of approximately 33 megawatts per year.

From 2005 through the third quarter of 2007, our components segment has experienced a modest increase in average selling prices for our solar products, primarily relating to our solar cells and solar panels. Accordingly, our components segments’ average selling prices were slightly higher during the three and nine-month periods ended September 30, 2007 compared to the same periods of 2006. However, we expect average selling prices for our solar power products to decline over time as the market becomes more competitive, as new products are introduced and as manufacturers are able to lower their manufacturing costs and pass on some of the savings to their customers, similar to our experience historically in our imaging products.

We have five customers that each accounted for more than 10 percent of our total revenue in one or more of the three and nine-month periods ended September 30, 2007 and October 1, 2006, as follows:

(percentage of total revenue)

		Three Months Ended		Nine Months Ended
Customer	Business Segment	September 30, 2007	October 1, 2006	September 30, 2007	October 1, 2006
MMA Renewable Ventures	Systems	30%	—%	17%	—%
SolarPack	Systems	21%	—%	21%	—%
Solon AG	Components	*	24%	10%	27%
Conergy AG	Components	*	26%	*	24%
SP Systems	Components	n.a.	19%	n.a.	16%

* denotes less than 10% during the period

International sales comprise the majority of revenue for both our systems and components segments. International sales represented approximately 44% and 54% of our total revenue for the three and nine months ended September 30, 2007, respectively, as compared to 66% and 70% of our total revenue for the three and nine months ended October 1, 2006, respectively, and we expect international sales to remain a significant portion of overall sales for the foreseeable future. Domestic sales as a percentage of our total revenue increased approximately 22% and 16% for the three and nine months ended September 30, 2007, respectively, as compared to the three and nine months ended October 1, 2006, as a result of the inclusion of systems segment revenue in 2007.

Cost of Revenue

Cost of revenue as a percentage of revenue and the year-over-year change were as follows:

	Three Months Ended			Nine Months Ended
	(in thousands)		Year-over -	(in thousands)		Year-over -
	September 30, 2007	October 1, 2006	Year Change	September 30, 2007	October 1, 2006	Year Change
Cost of systems revenue	$135,111	$—	n.a.	$289,095	$—	n.a.
Cost of components revenue	60,818	50,164	21%	160,730	129,678	24%
Total cost of revenue	$195,929	$50,164	291%	$449,825	$129,678	247%

Total cost of revenue as a percentage of revenue	84%	77%		82%	80%
Total gross margin percentage	16%	23%		18%	20%

Detail to cost of revenue by segment for the three-month period ended is as follows:

	Systems			Components
	(in thousands)		Year-over -	(in thousands)		Year-over -
	September 30, 2007	October 1, 2006	Year Change	September 30, 2007	October 1, 2006	Year Change
Amortization of purchased intangible assets	$4,787	$—	n.a.	$1,123	$1,175	(4)%
Stock-based compensation	2,049	—	n.a.	1,539	200	670%
Factory pre-operating costs	162	—	n.a.	921	—	n.a.
All other cost of revenue	128,113	—	n.a.	57,235	48,789	17%
Total cost of revenue	$135,111	$—	n.a.	$60,818	$50,164	21%

Total cost of revenue as a percentage of revenue	86%	—		79%	77%
Total gross margin percentage	14%	—		21%	23%

Detail to cost of revenue by segment for the nine-month period ended is as follows:

	Systems			Components
	(in thousands)		Year-over -	(in thousands)		Year-over -
	September 30, 2007	October 1, 2006	Year Change	September 30, 2007	October 1, 2006	Year Change
Amortization of purchased intangible assets	$15,297	$—	n.a.	$3,370	$3,526	(4)%
Stock-based compensation	6,235	—	n.a.	2,801	628	346%
Factory pre-operating costs	692	—	n.a.	3,185	—	n.a.
All other cost of revenue	266,871	—	n.a.	151,374	125,524	21%
Total cost of revenue	$289,095	$—	n.a.	$160,730	$129,678	24%

Total cost of revenue as a percentage of revenue	85%	—		76%	80%
Total gross margin percentage	15%	—		24%	20%

Overall, our cost of revenue during the three and nine months ended September 30, 2007 were substantially higher than during the three and nine months ended October 1, 2006 primarily as a result of increased cost of revenue associated with operating more production lines and producing substantially higher unit volume in our components segment, as well as the inclusion of cost of systems revenue for the period subsequent to January 10, 2007. Our cost of revenue as a percentage of revenue increased to 84% and 82% for the three and nine months ended September 30, 2007, respectively, compared to 77% and 80% for the three and nine months ended October 1, 2006, respectively. Our cost of components revenue as a percentage of revenue remained relatively stable at 79% and 76% for the three and nine months ended September 30, 2007, respectively, compared to 77% and 80% for the three and nine months ended October 1, 2006, respectively. In the first quarter of 2007, our systems segment gross margin was substantially higher than in the second and third quarter of 2007 as a result of a favorable mix of business than is typical of this business. Overall, we believe this favorable mix of business improved our overall gross margin for the nine-month period ended September 30, 2007 by approximately four percentage points above what we expected from our systems segment. In addition, during the first quarter of 2007, we received a $2.7 million settlement from one of our suppliers in connection with defective materials sold to us during 2006. This settlement was reflected as a reduction to cost of revenues in the nine-month period ended September 30, 2007.

Our cost of revenue as a percentage of revenue during the first three quarters of 2007 compared to the first three quarters of 2006 reflects improved manufacturing economies of scale associated with markedly higher production volume and improved yields, offset by higher costs of raw materials such as polysilicon and a $4.8 million and $15.3 million increase in amortization of intangible assets for the three and nine months ended September 30, 2007, respectively, associated with our acquisition of SP Systems. Additionally, in the first three quarters of 2007, we incurred pre-operating costs associated with our new solar cell and solar panel manufacturing facilities. Our solar panel facility began production in the first quarter of 2007 and our solar cell line began production in the third quarter of 2007. Such pre-operating costs totaled $1.1 million and $3.9 million in the three and nine months ended September 30, 2007, respectively, and included compensation and training costs for factory workers and utilities and consumable materials associated with preproduction activities.

Our cost of components revenue consists primarily of silicon ingots and wafers used in the production of solar cells, along with other materials such as chemicals and gases that are needed to transform silicon wafers into solar cells. Other factors contributing to cost of revenue include amortization of intangible assets, depreciation, provisions for estimated warranty, salaries, personnel-related costs, facilities expenses and manufacturing supplies associated with solar cell fabrication. For our solar panels, our cost of revenue includes the cost of solar cells and raw materials such as glass, frame, backing and other materials, as well as the assembly costs we pay to our third-party subcontractor in China. Additionally, we recently began production within our own solar panel assembly facility in the Philippines which incurs labor, depreciation, utilities and other occupancy costs.

On November 9, 2004, Cypress acquired us in a transaction that effectively gave Cypress 100% ownership of all of our then outstanding shares of capital stock but left our unexercised warrants and options outstanding. As a result of that transaction, we were required to record Cypress’ cost of acquiring us in our financial statements, including its equity investment and pro rata share of our losses by recording intangible assets, including purchased technology, patents, trademarks and a distribution agreement. The fair value for these intangibles is being amortized as an element of cost of component revenue over two to six years on a straight-line basis. During each of the first three quarters of 2007 and 2006, amortization of these intangible assets was $1.1 million and $1.2 million, respectively.

Our components segment gross profit each quarter is affected by a number of factors, including average selling prices for our products, our product mix, our actual manufacturing costs, the utilization rate of our wafer fabrication facility and changes in amortization of intangible assets. To date demand for our solar power products has been robust and our production output has increased allowing us to spread a significant amount of our fixed costs over relatively high production volume, thereby reducing our per unit fixed cost. We currently operate six solar cell manufacturing lines with total production capacity of 214 megawatts per year with the 5th and 6th lines located in our second building in the Philippines that is expected to eventually house 12 solar cell production lines with a total factory output capacity of approximately 466 megawatts per year. As we build additional manufacturing lines or facilities, our fixed costs will increase, and the overall utilization rate of our wafer fabrication facilities could decline, which could negatively impact our gross profit. This decline may continue until a line’s manufacturing output reaches its rated practical capacity.

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

Our cost of systems revenue consists primarily of solar panels, mounting systems, inverters and subcontractor costs. Other factors contributing to cost of revenue include amortization of intangible assets, depreciation, provisions for warranty, salaries, personnel-related costs, freight, royalties, and manufacturing supplies associated with contracting revenues. The cost of solar panels is the single largest cost element in our cost of systems revenue. We expect our cost of systems revenue to fluctuate as a percentage of revenue depending on many factors such as the cost of solar panels, the cost of inverters, subcontractor costs, freight costs, and other project related costs. In particular, our systems segment generally experiences better gross margin on construction projects that utilize SunPower solar panels compared to construction projects that utilize solar panels purchased from third parties. Over time, we expect that our systems segment will increase the percentage of its construction projects sourced with SunPower solar panels from approximately 20% to 30% in 2007 and up to as much as 50% in 2008. Accordingly, over time we expect that our systems segment will source an increasing percentage of its construction projects with SunPower solar panels. Our cost of systems revenue will also fluctuate from period to period due to the mix of projects completed and recognized as revenue, in particular between large projects and large commercial installation projects that may or may not include solar panels. Our gross profit each quarter is affected by a number of factors, including the types of projects in process and their various stages of completion, the gross margins estimated for those projects in progress, and the actual system group department overhead costs. Generally, revenues from materials-only sales contracts generate a higher gross margin percentage for our systems segment than revenue generated from construction projects.

In connection with the acquisition of SP Systems, there were $79.5 million of identifiable purchased intangible assets, of which $56.8 million was being amortized to cost of systems revenues on a straight-line basis over periods ranging from one to five years. These acquired assets include patents, technology, tradenames and backlog. Due to our new branding strategy during the quarter ended July 1, 2007, the PowerLight tradename asset with a net book value of $14.1 million and ascribed a useful life of 5 years was written off as an impairment of acquisition-related intangible assets. As such, the remaining balance of $41.2 million relating to purchased patents, technology and backlog will be amortized to cost of systems revenue on a straight-line basis over periods ranging from one to four years.

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

Research and Development Expense and Purchased In-Process Research and Development Expense

Research and development expense and in-process research and development expense as a percentage of revenue and the year-over-year change were as follows:

	Three Months Ended			Nine Months Ended
	(in thousands)		Year-over -	(in thousands)		Year-over -
	September 30, 2007	October 1, 2006	Year Change	September 30, 2007	October 1, 2006	Year Change
Research & development expense	$3,902	$2,536	54%	$9,659	$7,120	36%
Purchased in-process research & development expense	—	—	n.a.	9,575	—	n.a.
Research & development as a percentage of revenue	2%	4%		2%	4%
Purchased in-process research & development as a percentage of revenue	n.a.	n.a.		2%	n.a.

During the three and nine-month periods ended September 30, 2007, our research and development expense was $3.9 million and $9.7 million, respectively, which represents increases of 54% and 36%, respectively, from research and development expense reported in the comparable periods of 2006. The increase in research and development spending during the three and nine-month periods of 2007 compared to the same periods of 2006 resulted primarily from increases in: (i) salaries, benefits and stock-based compensation costs as a result of increased headcount, including headcount additions attributable to the acquisition of SP Systems; (ii) stock-based compensation and amortization of intangibles related to the SP Systems acquisition; and (iii) additional material and equipment costs incurred for the development of our next generation of more efficient solar cells and thinner polysilicon wafers for solar cell manufacturing, as well as development of new processes to automate solar panel assembly operations. These increases were partially offset by a decrease in consulting service fees as well as by cost reimbursements received from various government entities in the U.S.

Research and development expense for the nine months ended September 30, 2007 consists primarily of salaries and related personnel costs, depreciation and the cost of solar cells and solar panel materials and services used for the development of products, including experiment and testing. Payments received under governmental research and development cost sharing contracts are credited as an offset to our research and development expense. Such billings totaled approximately $0.7 million and $1.1 million for the three and nine months ended September 30, 2007, respectively, as compared to $0.2 million and $0.7 million for the three and nine months ended October 1, 2006, respectively. Subject to final negotiations and settlement with the government agencies involved, our existing governmental contracts are expected to offset approximately $7.0 million to $10.0 million of our research and development expenses in each of 2007, 2008 and 2009.

Purchased in-process research and development expense for the nine months ended September 30, 2007 of $9.6 million resulted from the acquisition of SP Systems, as technological feasibility associated with the in-process research and development projects had not been established and no alternative future use existed.

We expect our research and development expense to increase in absolute dollars as we continue to develop new processes to further improve the conversion efficiency of our solar cells and reduce their manufacturing cost, and as we develop new products to diversify our product offerings. In addition, in the third quarter of 2007, we signed a Solar America Initiative agreement with the U.S. Department of Energy in which we were awarded $8.5 million in the first budgetary period. Total funding for the three-year effort is estimated to be $24.7 million. Our cost share requirement under this program, including lower-tier subcontract awards, is anticipated to be $27.9 million.

Sales, General and Administrative

Sales, general and administrative expense as a percentage of revenue and the year-over-year change were as follows:

	Three Months Ended			Nine Months Ended
	(in thousands)		Year-over -	(in thousands)		Year-over -
	September 30, 2007	October 1, 2006	Year Change	September 30, 2007	October 1, 2006	Year Change
Sales, general & administrative	$27,708	$6,206	346%	$76,188	$15,572	389%
As a percentage of revenue	12%	9%		14%	10%

During the three and nine-month periods ended September 30, 2007, our sales, general and administrative expenses were $27.7 million and $76.2 million, respectively, which represent increases of 346% and 389%, respectively, from sales, general and administrative expenses reported in the comparable periods of 2006. The increase in our sales, general and administrative expenses in both the three and nine-month periods ended September 30, 2007 compared to the same periods of 2006 is primarily the result of the acquisition and integration of SP Systems, in particular compensation related expenses, including stock-based compensation. In addition, our sales, general and administrative expenses reflect higher spending to support the growth of our business, particularly increased headcount and payroll related costs, including stock-based compensation, in all areas of sales, marketing, finance and information technology, as well as increased outside professional fees for legal and accounting services. During the three and nine-month periods ended September 30, 2007, stock-based compensation included in our sales, general and administrative expenses were $9.4 million and $26.9 million, respectively, which compares with $0.6 million and $2.1 million, respectively, included in the comparable periods of 2006. Also contributing to our increased selling, general and administrative expenses in the first three quarters of 2007 compared to the first three quarters of 2006 are substantial increases in headcount and sales and marketing spending to expand our value added reseller channel and global branding initiatives. As a percentage of revenues, sales, general and administrative expenses increased to 12% and 14% in the three and nine months ended September 30, 2007, respectively, from 9% and 10% in the three and nine months ended October 1, 2006, respectively, because these expenses increased at a substantially higher rate than the rate of growth in our revenues.

Impairment of Acquisition-Related Intangibles

Impairment of acquisition-related intangibles as a percentage of revenue and the year-over-year change were as follows:

	Three Months Ended			Nine Months Ended
	(in thousands)		Year-over -	(in thousands)		Year-over -
	September 30, 2007	October 1, 2006	Year Change	September 30, 2007	October 1, 2006	Year Change
Impairment of acquisition-related intangibles	$—	$—	n.a.	$14,068	$—	n.a.
As a percentage of revenue	n.a.	n.a.		3%	n.a.

During the nine-month period ended September 30, 2007, we recognized a charge for the impairment of acquisition-related intangibles of $14.1 million. In June 2007, we changed our branding strategy and consolidated all of our product and service offerings under the SunPower tradename. To reinforce the new branding strategy, we formally changed the name of PowerLight to SunPower Corporation, Systems. The fair value of PowerLight tradenames was valued at $15.5 million at the date of acquisition and ascribed a useful life of 5 years. The determination of the fair value and useful life of the tradename was based on our previous strategy of continuing to market our systems products and services under the PowerLight brand. As a result of the change in our branding strategy, during the quarter ended July 1, 2007, the net book value of the PowerLight tradename of $14.1 million was written off as an impairment of acquisition-related intangible assets. As a percentage of revenues, impairment of acquisition related intangibles was 3% for the nine-month period ended September 30, 2007.

Interest and Other Income (Expense), Net

Interest income, interest expense, and other income (expense), net as a percentage of revenue and the year-over-year change were as follows:

	Three Months Ended			Nine Months Ended
	(in thousands)		Year-over -	(in thousands)		Year-over -
	September 30, 2007	October 1, 2006	Year Change	September 30, 2007	October 1, 2006	Year Change
Interest income	$4,609	$3,874	19%	$8,789	$7,125	23%
As a percentage of revenue	2%	6%		2%	4%
Interest expense	$(1,372)	$(434)	216%	$(3,576)	$(1,282)	179%
As a percentage of revenue	1%	1%		1%	1%
Other income (expense), net	$(205)	$518	(140)%	$(448)	$1,008	(144)%
As a percentage of revenue	0%	1%		0%	1%

Interest income during the three and nine-month periods ended September 30, 2007 and October 1, 2006, represents primarily interest income earned on our cash equivalents and short-term investments during the period. Interest expense relates to interest due on customer advance payments, convertible debt and existing notes payable. Other income and expense for all periods is primarily comprised of gains and losses from foreign currency transactions. The increase in interest income of 19% and 23% year-over-year for the three and nine months ended September 30, 2007 as compared to the three and nine months ended October 1, 2006 is primarily the effect of interest earned on $581.5 million in net proceeds from our stock and convertible debenture offerings in February and July 2007. In addition, the increase in our interest expense of 216% and 179% year-over-year for the three and nine months ended September 30, 2007 as compared to the three and nine months ended October 1, 2006 is primarily due to the interest related to the aggregate of $425.0 million in convertible debentures issued in February and July 2007. Also, as described in the section entitled “Recent Accounting Pronouncements,” the FASB issued a proposed FASB Staff Position APB 14-a, which clarifies the accounting for convertible debt instruments that may be settled in cash upon conversion. If the proposed FASB Staff Position APB 14-a were enacted, we would anticipate that the interest expense on our convertible debentures will increase markedly.

Income Taxes

Income tax provision (benefit) as a percentage of revenue and the year-over-year change were as follows:

	Three Months Ended			Nine Months Ended
	(in thousands)		Year-over -	(in thousands)		Year-over -
	September 30, 2007	October 1, 2006	Year Change	September 30, 2007	October 1, 2006	Year Change
Income tax provision (benefit)	$1,396	$832	68%	$(8,429)	$1,275	(761)%
As a percentage of revenue	1%	1%		(2)%	1%

In the nine-month period ended September 30, 2007, our income tax benefit was attributable to the net effect of foreign income taxes in jurisdictions where our operations are profitable for tax purposes, and the utilization of deferred tax assets to the extent of deferred tax liabilities created by the acquisition of SP Systems. Our interim period tax provisions are estimated based on the expected annual worldwide tax rate and takes into account the tax effect of discrete items, including the acquisition of SP Systems as well as the impairment of acquisition-related intangibles. As described in Note 8 to the Condensed Consolidated Financial Statements, we will pay federal and state income taxes in accordance with the tax sharing agreement with Cypress. Since the completion of our follow-on public offering of common stock in June 2006, we are no longer considered to be a member of Cypress’ consolidated group for federal income tax purposes. Accordingly, we will be required to pay Cypress for any federal income tax credit or net operating loss carryforwards utilized in our federal tax returns in subsequent periods.

For financial reporting purposes, income tax expense and deferred income tax balances were calculated as if we were a separate entity and had prepared our own separate tax return. Deferred tax assets and liabilities are recognized for temporary differences between financial statement and income tax bases of assets and liabilities. Valuation allowances are provided against net deferred tax assets when management cannot conclude that it is more likely than not that all or a portion of our net deferred tax assets will be realized. As of September 30, 2007, we established a valuation allowance of $0.8 million, the extent to which deferred tax assets would have exceeded the deferred tax liability position. As of December 31, 2006, we had federal net operating loss carryforwards of $28.0 million. These federal net operating loss carryforwards expire at various dates from 2011 through 2026, if not utilized. We had California state net operating loss carryforwards of approximately $4.8 million as of December 31, 2006.

Liquidity and Capital Resources

A summary of the sources and uses of cash and cash equivalents is as follows:

	Nine Months Ended
(In thousands)	September 30, 2007	October 1, 2006
Net cash provide by (used in) operating activities	$(18,557)	$4,615
Net cash used in investing activities	(327,691)	(94,424)
Net cash provided by financing activities	584,742	199,952

From 2002 until the closing of our initial public offering of 8.8 million shares of class A common stock on November 22, 2005, we financed our operations primarily through sale of equity to and borrowings from Cypress totaling approximately $142.8 million. We received net proceeds from our IPO of approximately $145.6 million and in a follow-on offering of 7.0 million shares of common stock in June 2006 we received net proceeds of approximately $197.4 million. In February 2007, we raised $194.0 million net proceeds from the issuance of 1.25% senior convertible debentures. In July 2007, we raised $220.1 million net proceeds from the issuance of 0.75% senior convertible debentures and $167.4 million net proceeds from the completion of a follow-on offering of 2.7 million shares of class A common stock. As of September 30, 2007, we had approximately $407.2 million in cash and cash equivalents.

Net cash used in operating activities of $18.6 million for the nine months ended September 30, 2007 was primarily the result of increases in costs and estimated earnings in excess of billings of $69.8 million related to contractual timing of system project billings, inventories of $48.0 million, advance payments to suppliers of $33.6 million related to our existing supply agreements, prepaid expenses and other assets of $8.1 million, as well as decreases in billings in excess of costs and estimated earnings of $17.5 million, accounts payable to Cypress of $1.0 million and deferred income taxes and other tax liabilities of $10.5 million. These items were partially offset by net income of $4.3 million, plus non-cash items included in net income, including depreciation of $17.7 million related to property, plant and equipment, amortization of intangibles of $21.4 million, purchased in-process research and development of $9.6 million, impairment of acquisition-related intangibles of $14.1 million and stock-based compensation expense of $37.2 million, which included $23.2 million in amortization of deferred compensation charges related to the acquisition of SP Systems. In addition, these items were offset by decreases of $10.3 million in accounts receivable and $14.6 million in deferred project costs as well as increases in accounts payable and accrued liabilities of $9.8 and in advances from customers of $29.8 million. The significant increases in substantially all of our current assets and current liabilities resulted from the acquisition of SP Systems, as well as our substantial revenue increase in the nine months ended September 30, 2007 compared to previous quarters which impacted net income and working capital.

Net cash provided by operating activities of $4.6 million for the nine months ended October 1, 2006 was primarily the result of net income of $15.2 million, plus non-cash items included in net income, including depreciation of $11.6 million related to property, plant and equipment, amortization of intangibles of $3.5 million, deferred income taxes and other tax liabilities of $0.7 million and stock-based compensation expense of $3.7 million, which was the effect of the adoption of SFAS No. 123(R) during the period. Also contributing to cash provided by operating activities were increases in accounts payable and other accrued liabilities of $21.2 million resulting from the timing of payment of inventory and capital purchases, accounts payable to Cypress of $1.4 million, as well as advances from customers of $3.1 million. These items were partially offset by advance payments to suppliers of polysilicon totaling $19.4 million as well as increases in prepaid expenses and other assets of $1.9 million, accounts receivable of $21.6 million, and inventories of $12.8 million. The significant increases in all of our current assets and current liabilities resulted from our substantial revenue increase in the nine months ended October 1, 2006 compared to previous quarters which impacted net income and working capital.

Net cash used in investing activities of $327.7 million and $94.4 million for the nine months ended September 30, 2007 and October 1, 2006, respectively, primarily relate to capital expenditures of $162.5 million and $64.6 million incurred during the nine months ended September 30, 2007 and October 1, 2006, respectively. Capital expenditures in both periods were mainly associated with manufacturing capacity expansion in the Philippines. Although the timing of our capital expansion plans may shift depending on many factors, we currently expect 2007 capital expenditures to be approximately $210 million, primarily related to continued expansion of our manufacturing capacity. During the nine months ended September 30, 2007, we used $58.6 million of cash for the purchase of available-for-sale securities and received proceeds of $16.5 million resulting from the sale of available-for-sale securities which are classified as short-term investments on our consolidated balance sheet as compared to the nine months ended October 1, 2006, wherein we used $25.9 million of cash for the purchase of available-for-sale securities and received proceeds of $6.0 million resulting from the sale of available-for-sale securities. Also during the nine months ended September 30, 2007, we had $24.5 million of restricted cash as compared to zero restricted cash in the nine months ended October 1, 2006. Additionally, during the nine months ended September 30, 2007, we paid $98.6 million in cash for the acquisition of SP Systems, net of cash acquired. Also during the nine months ended October 1, 2006, we loaned $10.0 million to SP Systems pursuant to a note receivable that was canceled upon the acquisition on January 10, 2007.

Net cash provided by financing activities for the nine months ended September 30, 2007 reflects $194.0 million in net proceeds from the issuance of $200.0 million in principal amount of 1.25% senior convertible debentures in February 2007, $220.1 million in net proceeds from the issuance of $225.0 million in principal amount of 0.75% senior convertible debentures in July 2007 and $167.4 million in net proceeds from our follow-on public offering of 2.7 million shares of our class A common stock in July 2007. Also during the nine months ended September 30, 2007, we paid $3.6 million on an outstanding line of credit and received $6.9 million in proceeds from stock option exercises.

Net cash provided by financing activities for the nine months ended October 1, 2006 reflects $197.4 million in net proceeds from our follow-on offering of 7.0 million shares of our class A common stock in June 2006 as well as $2.5 million in proceeds from the exercise of stock options.

On July 13, 2007, we entered into a credit agreement with Wells Fargo that was amended on August 20, 2007, providing for a $50.0 million unsecured revolving credit line, with a $40.0 million unsecured letter of credit subfeature, and a separate $50.0 million secured letter of credit facility. We may borrow up to $50.0 million and request that Wells Fargo issue up to $40.0 million in letters of credit under the unsecured letter of credit subfeature through July 31, 2008. Letters of credit issued under the subfeature reduce our borrowing capacity under the revolving credit line. Additionally, we may request that Wells Fargo issue up to $50.0 million in letters of credit under the secured letter of credit facility through July 31, 2012. As detailed in the agreement, we will pay interest on outstanding borrowings and a fee for outstanding letters of credit. We have the ability at any time to prepay outstanding loans. All borrowings must be repaid by July 31, 2008, and all letters of credit issued under the unsecured letter of credit subfeature shall expire on or before July 31, 2008 unless we provide by such date collateral in the form of cash or cash equivalents in the aggregate amount available to be drawn under letters of credit outstanding at such time. All letters of credit issued under the secured letter of credit facility shall expire no later than July 31, 2012. We concurrently entered into a security agreement with Wells Fargo, granting a security interest in a deposit account to secure our obligations in connection with any letters of credit that might be issued under the credit agreement. In connection with the credit agreement, SunPower North America, Inc., our wholly-owned subsidiary, and SP Systems, another wholly-owned subsidiary of ours, entered into an associated continuing guaranty with Wells Fargo. The terms of the credit agreement include certain conditions to borrowings, representations and covenants, and events of default customary for financing transactions of this type. In connection with the entry to this credit facility, we terminated our previous credit facility with affiliates of Credit Suisse Securities (USA) LLC and Lehman Brothers, Inc. Our line of credit with Union Bank of California, N.A. expired on July 31, 2007.

As of September 30, 2007, one letter of credit totaling $20.0 million was issued by Wells Fargo under the unsecured letter of credit subfeature and five letters of credit totaling $9.2 million were issued by Wells Fargo under the secured letter of credit facility. On September 30, 2007, cash available to be borrowed under the unsecured revolving credit line was $30.0 million and letter of credit capacities available to be issued by Wells Fargo under the unsecured letter of credit subfeature and secured letter of credit facility were $20.0 million and $40.8 million, respectively.

In January 2007, we completed the acquisition of SP Systems, in which the total consideration for the transaction was $334.4 million, consisting of $120.7 million in cash and $213.7 million in common stock and related acquisition costs. In conjunction with the acquisition of SP Systems, we entered into a commitment letter with Cypress during the fourth quarter of fiscal 2006 under which Cypress agreed to lend us up to $130.0 million in cash in order to facilitate the financing of acquisitions or working capital requirements. In February 2007, the commitment letter was terminated. No borrowings were utilized and no borrowings were outstanding at the termination date.

We believe that our current cash and cash equivalents and funds available from the credit agreement with Wells Fargo will be sufficient to meet our working capital and capital expenditure commitments for at least the next 12 months. However, there can be no assurance that our liquidity will be adequate over time. If our capital resources are insufficient to satisfy our liquidity requirements, we may seek to sell additional equity securities or debt securities or obtain other debt financing. The sale of additional equity securities or convertible debt securities would result in additional dilution to our stockholders.

We expect to experience growth in our operating expenses, including our research and development, sales and marketing and general and administrative expenses, for the foreseeable future to execute our business strategy. We may also be required to purchase polysilicon in advance to secure our wafer supplies or purchase third-party solar modules and materials in advance to support systems projects. We intend to fund these activities with existing cash and cash equivalents, cash generated from operations and, if necessary, borrowings under our credit agreement with Wells Fargo. These anticipated increases in operating expenses may not result in an increase in our revenue and our anticipated revenue may not be sufficient to support these increased expenditures. We anticipate that operating expenses, working capital and capital expenditures will constitute a significant use of our cash resources.

The following summarizes our contractual obligations at September 30, 2007:

	Payments Due by Period
(In thousands)	Total	2007 (remaining three months)	2008 -2009	2010 -2011	Beyond 2011
Obligation to Cypress	$1,881	$1,881	$—	$—	$—
Customer advances	69,794	2,322	18,116	25,356	24,000
Interest on customer advances	2,864	412	2,163	289	—
Convertible debt	425,000	—	—	—	425,000
Interest on convertible debt	80,056	1,047	8,375	8,375	62,259
Lease commitments	36,340	862	8,461	7,352	19,665
Non-cancelable purchase orders	93,731	91,080	2,651	—	—
Purchase commitments under agreements	2,317,161	89,500	705,848	843,030	678,783
Total	$3,026,827	$187,104	$745,614	$884,402	$1,209,707

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

In July 2007, we entered into a polysilicon supply agreement with Hemlock Semiconductor Corporation, or Hemlock. Under the terms of the agreement, we will purchase, on a firm commitment basis, fixed annual quantities of polysilicon at specified prices from 2010 through 2019. The aggregate quantity of polysilicon to be purchased over the term of the agreement is expected to support more than two gigawatts of solar cell manufacturing production based on our expected silicon utilization during such period. Under the agreement, we are required to make prepayments to Hemlock prior to 2010 in the aggregate amount of $113.2 million in three equal installments, which will be credited against future purchases of polysilicon.

In July 2007, we issued and sold $225.0 million aggregate principal amount of 0.75% senior convertible debentures due in 2027, or the July 2007 Debentures. The July 2007 Debentures bear interest at a rate of 0.75% per year, payable on February 1 and August 1 of each year, commencing on February 1, 2008. The July 2007 Debentures will mature on August 1, 2027 (see Note 15 to the Condensed Consolidated Financial Statements).

In August 2007, we entered into an ingot supply agreement with NorSun AS, or Norsun. Under the terms of the ingot supply agreement, we will purchase specified annual quantities of silicon ingots at specified prices from 2007 through 2019. The aggregate quantity of silicon ingots to be purchased over the term of the agreement is expected to satisfy production requirements for up to approximately 700 megawatts of solar cell manufacturing based on our expected silicon utilization during 2007 through 2011 and for up to approximately 1.3 gigawatts of solar cell manufacturing based on our expected silicon utilization during 2012 through 2019. Concurrent with the execution of the ingot supply agreement, we entered into a polysilicon agreement. Under the terms of the polysilicon agreement, we will supply and NorSun is to purchase fixed annual quantities of polysilicon at specified prices from 2007 through 2019. Such polysilicon is expected to be used by NorSun to manufacture ingots, and potentially wafers, which are to be sold to us under the ingot supply agreement. Under the polysilicon agreement, NorSun has agreed to make material aggregate cash advance payments to us for the polysilicon, half of which was due upon signing and half of which is to be paid on or before July 1, 2008. Commencing in 2010 and continuing through 2019, these advance payments are to be applied as a credit against NorSun’s polysilicon purchases from us. We are to provide security for the advance payments through bank guarantees, letters of credit and/or cash or asset collateralization.

In September 2007, we entered into a polysilicon supply agreement with Wacker Chemie AG, Wacker. Under the terms of the agreement, we will purchase, on a firm commitment basis, fixed annual quantities of polysilicon at specified prices from 2009 through 2011. The aggregate quantity of polysilicon to be purchased over the term of the agreement is expected to support approximately 53 megawatts of solar cell manufacturing production based on our expected silicon utilization during such period.

On October 1, 2007, we entered into an agreement with First Philippine Electric Corporation, or First Philec, to form First Philec Solar Corporation, or First Philec Solar, a joint venture to provide wafer slicing services of silicon ingots to us. Concurrent with the execution of the joint venture agreement, we also entered into a wafer supply and sales agreement with First Philec Solar. Under the terms of the wafering agreement, we will deliver silicon ingots to First Philec Solar that will in turn slice and deliver silicon wafers to us. We expect to purchase an aggregate quantity of silicon wafers sufficient to support up to approximately 660 megawatts annually of solar cell manufacturing production based on our expected silicon utilization during the wafering agreement’s five-year term, which is anticipated to begin in the second half of 2008 when First Philec Solar’s proposed manufacturing capacity is expected to become operational.

Recent Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board, or FASB, issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, and Related Implementation Issues”, or FIN 48. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a Company’s financial statements in accordance with FASB 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. We adopted FIN 48 in the first quarter of fiscal 2007 (see Note 11 to the Condensed Consolidated Financial Statements).

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements,” or SFAS No. 157. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value instruments. This statement does not require any new fair value measurements; rather, it applies under other accounting pronouncements that require or permit fair value measurements. The provisions of this statement are to be applied prospectively as of the beginning of the fiscal year in which this statement is initially applied, with any transition adjustment recognized as a cumulative effect adjustment to the opening balance of retained earnings. The provisions of SFAS No. 157 are effective for fiscal years beginning after November 15, 2007. We have not determined the effect, if any, the adoption of this statement will have on our consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” or SFAS No. 159, which provides companies an option to report selected financial assets and liabilities at fair value. SFAS No. 159 requires companies to provide information helping financial statement users to understand the effect of a company’s choice to use fair value on its earnings, as well as to display the fair value of the assets and liabilities a company has chosen to use fair value for on the face of the balance sheet. Additionally, SFAS No. 159 establishes presentation and disclosure requirements designed to simplify comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. The statement is effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007. We have not determined the effect, if any, the adoption of this statement will have on our consolidated financial statements.

In September 2007, the FASB issued a proposed FASB Staff Position APB 14-a, which clarifies the accounting for convertible debt instruments that may be settled in cash upon conversion. The proposed guidance, if issued in final form, would significantly impact the accounting for instruments commonly referred to as Instruments B and Instruments C from Emerging Issue Task Force Issue No. 90-19, “Convertible Bonds with Issuer Option to Settle for Cash upon Conversion,” and any other convertible debt instruments that allow settlement in any combination of cash and shares at the issuer’s option. The proposed guidance would require the issuer to separately account for the liability and equity components of the instrument in a manner that reflects interest expense equal to the issuer’s non-convertible debt borrowing rate. The proposed guidance, if approved, would be effective for fiscal years beginning after December 15, 2007, and retrospective application would be required for all periods presented. The proposed guidance, if issued in final form, would have a significant impact on our outstanding convertible debt balance of $425.0 million (see Note 15 to the Condensed Consolidated Financial Statements). We are currently evaluating the potential impact of this proposed guidance on our results of operations and financial condition.

Item 3.            Quantitative and Qualitative Disclosure About Market Risk

Interest Rate Risk

Our exposure to market risks for changes in interest rates relates primarily to our cash equivalents and short-term investment portfolio and convertible debt.

As of September 30, 2007, our investment portfolio consisted of a variety of financial instruments, including, but not limited to, money market securities, commercial paper, corporate securities and government sponsored agencies. These investments are generally classified as available-for-sale and, consequently, are recorded on our balance sheet at fair market value with their related unrealized gain or loss reflected as a component of accumulated other comprehensive income (loss) in stockholders’ equity. Due to the relatively short-term nature of our investment portfolio, we do not believe that an immediate 10% increase in interest rates would have a material effect on the fair market value of our portfolio. Since we believe we have the ability to liquidate this portfolio, we do not expect our operating results or cash flows to be materially affected to any significant degree by a sudden change in market interest rates on our investment portfolio.

The fair market value of our 1.25% senior convertible debentures in February 2007 and 0.75% senior convertible debentures in July 2007 is subject to interest rate and market price risk due to the convertible feature of the debentures. The fair market value of the senior convertible debentures will increase as interest rates fall and decrease as interest rates rise. In addition, the fair market value of the senior convertible debentures will increase as the market price of our class A common stock increases and decrease as the market price falls. The interest and market value changes affect the fair market value of the senior convertible debentures but do not impact our financial position, cash flows or results of operations due to the fixed nature of the debt obligations. As of September 30, 2007, the estimated fair value of the senior convertible debentures was approximately $563.4 million based on quoted market prices. A 10%

increase in quoted market prices would increase the estimated fair value of the senior convertible debentures to approximately $619.7 million, and a 10% decrease in the quoted market prices would decrease the estimated fair value of the senior convertible debentures to $507.0 million.

Equity Price Risk

Our exposure to equity price risk relate to our equity method investments we hold, typically as the result of strategic investments in third parties that are subject to considerable market risk due to their volatility. We typically do not attempt to reduce or eliminate our market exposure in these equity method investments. At September 30, 2007, the total carrying value of our equity method investment was $4.6 million.

Foreign Currency Exchange Risk

Our exposure to adverse movements in foreign currency exchange rates is primarily related to sales to European customers that are denominated in Euros and procurement of certain capital equipment in Euros. During each of the nine months ended September 30, 2007 and October 1, 2006, approximately 54% and 70%, respectively, of our total revenue was generated outside the United States. A hypothetical change of 10% in foreign currency exchange rates could impact our consolidated financial statements or results of operations by $15.0 million based on our outstanding forward contracts of $89.6 million and outstanding option contracts of $53.2 million as of September 30, 2007. We currently conduct hedging activities, which involve the use of currency forward contracts and currency option contracts. We cannot predict the impact of future exchange rate fluctuations on our business and operating results. In the past, we have experienced an adverse impact on our revenue and profitability as a result of foreign currency fluctuations. We believe that we may have increased risk associated with currency fluctuations in the future.

Item 4.            Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the Exchange Act), that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Our disclosure controls are designed to meet, and management believes they met, reasonable assurance standards. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

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

PART II. OTHER INFORMATION

Item 1A.                          Risk Factors.

The following discussion of risk factors contains “forward-looking statements,” as discussed in “PART I. FINANCIAL INFORMATION, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” These risk factors may be important to understanding any statement in this Quarterly Report on Form 10-Q or elsewhere. The following information should be read in conjunction with “PART I. FINANCIAL INFORMATION, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “PART I. FINANCIAL INFORMATION, Item 1. Consolidated Financial Statements” and the accompanying Notes to Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.

Our operations and financial results are subject to various risks and uncertainties, including those described below, that could adversely affect our business, financial condition, results of operations, cash flows, and trading price of our common stock. Although we believe that we have identified and discussed below the key risk factors affecting our business, there may be additional risks and uncertainties that are not presently known or that are not currently believed to be significant that may also adversely affect our business, financial condition, results of operations, cash flows, and trading price of our common stock.

Risks Related to Our Business

The solar power industry is currently experiencing an industry-wide shortage of polysilicon. This shortage poses several risks to our business, including possible constraints on revenue growth and possible decreases in our gross margins and profitability.

Polysilicon is an essential raw material in our production of solar cells. Polysilicon is created by refining quartz or sand. Polysilicon is melted and grown into crystalline ingots by companies specializing in ingot growth. We procure silicon ingots from these suppliers on a contractual basis and then slice these ingots into wafers. The ingots are sliced and the wafers are processed into solar cells in our Philippines manufacturing facility. We also purchase wafers and polysilicon from third-party vendors.

There is currently an industry-wide shortage of polysilicon, which has resulted in significant price increases. We expect that the average spot price of polysilicon will continue to increase in the near-term. Increases in polysilicon prices have in the past increased our manufacturing costs and may impact our manufacturing costs and net income in the future. Even with these price increases, demand for solar cells has increased, and many of our principal competitors have announced plans to add additional manufacturing capacity. As this manufacturing capacity becomes operational, it may increase the demand for polysilicon in the near-term and further exacerbate the current shortage. Polysilicon is also used in the semiconductor industry generally and any increase in demand from that sector will compound the shortage. The production of polysilicon is capital intensive and adding additional capacity requires significant lead time. While we are aware that several new facilities for the manufacture of polysilicon are under construction, we do not believe that the supply imbalance will be remedied in the near-term. We expect that polysilicon demand will continue to outstrip supply through much of 2008 and potentially for a longer period.

Although we have arrangements with vendors for the supply of what we believe will be an adequate amount of silicon ingots through 2008, our purchase orders are frequently non-binding in nature. Our estimates regarding our supply needs may not be correct and our purchase orders and many of our contracts may be cancelled by our suppliers. Additionally, the volume and pricing associated with these purchase orders and contracts may be changed by our suppliers based on market conditions or for other reasons. If our suppliers were to cancel our purchase orders or change the volume or pricing associated with them, we may be unable to meet customer demand for our products, which could cause us to lose customers, market share and revenue. This would have a material negative impact on our business and operating results. If our manufacturing yields decrease significantly, we add manufacturing capacity faster than currently planned or our suppliers cancel or fail to deliver, we may not have made adequate provision for our polysilicon needs for our manufacturing plans through 2008.

In addition, since some of our silicon ingot and wafer arrangements are with suppliers who do not themselves manufacture polysilicon but instead purchase their requirements from other vendors, these suppliers may not be able to obtain sufficient polysilicon to satisfy their contractual obligations to us.

There are a limited number of polysilicon suppliers. Many of our competitors also purchase polysilicon from our suppliers. Some of them also have inter-locking board members with their polysilicon suppliers or have entered into joint ventures or binding supply contracts with their suppliers. Additionally, a substantial amount of our future polysilicon requirements are expected to be sourced by new suppliers that have not yet proven their ability to manufacture large volumes of polysilicon. In some cases we expect that new entrants will provide us with both polysilicon and ingots. The failure of these new entrants to produce adequate supplies of polysilicon and/or ingots in the quantities and quality we require could adversely affect our ability to grow production volumes and revenues and could also result in a decline in our gross profit margins. Since we have committed to significantly increase our manufacturing output, an inadequate supply of polysilicon would harm us more than it would harm many of our competitors.

Additionally, the steps we have taken to increase the efficiency of our polysilicon utilization are unproven at volume production levels and may not enable us to realize the cost reductions we anticipate. Given the polysilicon shortage, we believe the efficient use of polysilicon will be critical to our ability to reduce our manufacturing costs. We continue to implement several measures to increase the efficient use of polysilicon in our manufacturing process. For example, we are developing processes to utilize thinner wafers which require less polysilicon and improved wafer-slicing technology to reduce the amount of material lost while slicing wafers, otherwise known as kerf loss. Although we have implemented production using thinner wafers and anticipate further reductions in wafer thickness, these methods may have unforeseen negative consequences on our yields or our solar cell efficiency or reliability once they are put into large-scale commercial production, or they may not enable us to realize the cost reductions we hope to achieve.

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

As polysilicon supply increases, the corresponding increase in the global supply of solar cells and panels may cause substantial downward pressure on the prices of SunPower products, resulting in lower revenues and earnings.

The scarcity of polysilicon has resulted in the underutilization of solar panel manufacturing capacity at many competitors or potential competitors to SunPower, particularly in China. As additional polysilicon becomes available over the next 6 to 24 months, we expect solar panel production globally to increase. Decreases in polysilicon pricing and increases in solar panel production could each result in substantial downward pressure on the price of solar cells and panels, including SunPower products. Such price reductions could have a negative impact on our revenue and earnings, and materially adversely affect our business and financial condition.

The reduction or elimination of government and economic incentives could cause our revenue to decline and harm our financial results.

The market for on-grid applications, where solar power is used to supplement a customer’s electricity purchased from the utility network or sold to a utility under tariff, depends in large part on the availability and size of government and economic incentives. Because a majority of our sales are in the on-grid market, the reduction or elimination of government and economic incentives would adversely affect the growth of this market or result in increased price competition, either of which could cause our revenue to decline and harm our financial results.

Today, the cost of solar power exceeds retail electric rates in many locations. As a result, federal, state and local government bodies in many countries, most notably Germany, Japan, Spain, Italy, Portugal, France, South Korea and the United States, have provided incentives in the form of feed-in tariffs, rebates, tax credits and other incentives to end users, distributors, system integrators and manufacturers of solar power products to promote the use of solar energy in on-grid applications and to reduce dependency on other forms of energy. These government economic incentives could be reduced or eliminated altogether. For example, Spain has been a strong supporter of solar power products and systems and political changes in Spain could result in significant reductions or eliminations of incentives, including the reduction of feed-in tariffs more rapidly than required by current law. Some solar program incentives expire, decline over time, are limited in total funding or require renewal of authority. Net metering and other operational policies in California or other markets could limit the amount of solar power installed there. Reductions in, or eliminations or expirations of, governmental incentives could result in decreased demand for and lower revenue from our products. Changes in the level or structure of a renewable portfolio standard could also result in decreased demand for and lower revenue from our products.

During the nine months ended September 30, 2007, substantially all of systems segment revenues were derived from sales of solar power systems to companies formed to develop and operate solar power generation facilities. Such companies have been formed by third-party investors with some frequency in the United States, Spain, South Korea, and Portugal, as these investors seek to benefit from government mandated feed-in tariffs and similar legislation. Our business depends in part on the continuing formation of such companies and the potential revenue source they represent. In deciding whether to form and invest in such companies, potential investors weigh a variety of considerations, including their projected return on investment. Such projections are based on current and proposed federal, state and local laws, particularly tax legislation. Expiration of or changes to these laws, including amendments to existing tax laws or the introduction of new tax laws, tax court rulings as well as changes in interest rates, administrative guidelines, ordinances and similar rules and regulations could result in different tax assessments and may adversely affect an investor’s projected return on investment, which could have a material adverse effect on our business and results of operations.

We may be unable to achieve our goal of reducing the cost of installed solar systems by 50 percent by 2012, which may negatively impact our ability to sell our products in a competitive environment, resulting in lower revenues, gross margins and earnings.

To reduce the cost of installed solar systems by 50 percent by 2012, as compared against the cost in 2006, we will have to achieve cost savings across the entire value chain from designing to manufacturing to distributing to selling and ultimately to installing solar systems. We have identified specific areas of potential savings and are pursuing targeted goals. However, such cost savings are especially dependent upon decreasing silicon prices and lowering manufacturing costs. As part of our announced strategy, we have entered into long-term silicon supply agreements to promote an adequate supply of raw material as well as to reduce the overall cost of such raw material. Additionally, we are increasing production capacity at our existing manufacturing facilities while seeking to improve efficiencies. We also expect to develop additional manufacturing capacity. As a result, we expect these improvements will decrease our per unit production costs. However, if we are unsuccessful in our efforts to lower the cost of installed solar systems by 50 percent by 2012, our revenues, gross margins and earnings may be negatively impacted in the competitive environment and particularly in the event that governmental and fiscal incentives are reduced or an increase in the global supply of solar cells and solar panels causes substantial downward pressure on prices of our products.

We may not be able to increase or sustain our recent growth rate, and we may not be able to manage our future growth effectively.

We may not be able to continue to expand our business or manage future growth. We plan to significantly increase our production capacity between 2007 and 2010. To do so will require successful execution of expanding our existing manufacturing facilities, developing new manufacturing facilities, ensuring delivery of adequate polysilicon and ingots, developing more efficient wafer-slicing methods, maintaining adequate liquidity and financial resources, and continuing to increase our revenues from operations. Expanding our manufacturing facilities or developing facilities may be delayed by difficulties such as unavailability of equipment or supplies or equipment malfunction. Ensuring delivery of adequate polysilicon and ingots is subject to many market risks including scarcity, significant price fluctuations and competition. Maintaining adequate liquidity is dependent upon a variety of factors including continued revenues from operations and compliance with our indentures and credit agreements. If we are unsuccessful in any of these areas, we may not be able to achieve our growth strategy and increase production capacity as planned during the foreseeable future.

Prior to our acquisition, SP Systems experienced significant revenue growth due primarily to the development and market acceptance of its PowerGuard ® roof system, the acquisition and introduction of its PowerTracker ® ground and elevated parking systems, its development of other technologies and increasing global interest and demand for renewable energy sources, including solar power generation. As a result, SP Systems increased its revenues in a relatively short period of time. Its annual revenue increased from $50.9 million in 2003 to $87.6 million in 2004 to $107.8 million in 2005 to $243.4 million in 2006. As a result of our acquisition involving SP Systems, our systems segment revenue for the nine months ended September 30, 2007 was $340.3 million. We may not experience similar growth of our total revenue or even similar growth of our systems segment revenue in future periods. Accordingly, investors should not rely on the results of any prior quarterly or annual period as an indication of our future operating performance.

Our recent expansion has placed, and our planned expansion and any other future expansion will continue to place, a significant strain on our management, personnel, systems and resources. We plan to purchase additional equipment to significantly expand our manufacturing capacity and to hire additional employees to support an increase in manufacturing, research and development and our sales and marketing efforts. We had approximately 3,200 full-time employees as of September 30, 2007, and we anticipate that we will need to hire a significant number of highly skilled technical, manufacturing, sales, marketing, administrative and accounting personnel. The competition for qualified personnel is intense in our industry. We may not be successful in attracting and retaining sufficient numbers of qualified personnel to support our anticipated growth. To successfully manage our growth and handle the responsibilities of being a public company, we believe we must effectively:

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

Since we cannot test our solar panels for the duration of our standard 25-year warranty period, we may be subject to unexpected warranty expense; if we are subject to warranty and product liability claims, such claims could adversely affect our business and results of operations.

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

Like other retailers, distributors and manufacturers of products that are used by consumers, we face an inherent risk of exposure to product liability claims in the event that the use of the solar power products into which our solar cells and solar panels are incorporated results in injury. We may be subject to warranty and product liability claims in the event that our solar power systems fail to perform as expected or if a failure of our solar power systems results, or is alleged to result, in bodily injury, property damage or other damages. Since our solar power products are electricity producing devices, it is possible that our products could result in injury, whether by product malfunctions, defects, improper installation or other causes. In addition, since we only began selling our solar cells and solar panels in late 2004 and the products we are developing incorporate new technologies and use new installation methods, we cannot predict whether or not product liability claims will be brought against us in the future or the effect of any resulting negative publicity on our business. Moreover, we may not have adequate resources in the event of a successful claim against us. We have evaluated the potential risks we face and believe that we have appropriate levels of insurance for product liability claims. We rely on our general liability insurance to cover product liability claims and have not obtained separate product liability insurance. However, a successful warranty or product liability claim against us that is not covered by insurance or is in excess of our available insurance limits could require us to make significant payments of damages. In addition, quality issues can have various other ramifications, including delays in the recognition of revenue, loss of revenue, loss of future sales opportunities, increased costs associated with repairing or replacing products, and a negative impact on our goodwill and reputation, which could also adversely affect our business and operating results. Our exposure to warranty and product liability claims is expected to increase significantly in connection with our planned expansion into the new home development market.

Warranty and product liability claims may result from defects or quality issues in certain third-party technology and components that our systems segment incorporates into its solar power systems, particularly solar cells and panels, over which it has no control. While its agreements with its suppliers generally include warranties, such provisions may not fully compensate us for any loss associated with third-party claims caused by defects or quality issues in such products. In the event we seek recourse through warranties, we will also be dependent on the creditworthiness and continued existence of these suppliers.

Our current standard warranty for our solar power systems differs by geography and end-customer application and includes either a one, two or five year comprehensive parts and workmanship warranty, after which the customer may typically extend the period covered by its warranty for an additional fee. Due to the warranty period, we bear the risk of extensive warranty claims long after we have completed a project and recognized revenues. Future product failures could cause us to incur substantial expenses to repair or replace defective products. While we generally pass through manufacturer warranties we receive from our suppliers to our customers, we are responsible for repairing or replacing any defective parts during our warranty period, often including those covered by manufacturers’ warranties. If the manufacturer disputes or otherwise fails to honor its warranty obligations, we may be required to incur substantial costs before we are compensated, if at all, by the manufacturer. Furthermore, our warranties may exceed the period of any warranties from our suppliers covering components included in our systems, such as inverters.

Prior to our acquisition of SP Systems, one of SP System’s major panel suppliers at the time, AstroPower, Inc., filed for bankruptcy in February 2004. SP Systems had installed solar systems incorporating over 30,000 AstroPower panels, of which approximately 27,000 panels are still under warranty. The majority of these warranties expire by 2008, and all expire by 2010. While we have not experienced a significant number of warranty or other claims related to the installed AstroPower panels, we may in the future incur significant unreimbursable expenses in connection with the repair or replacement of these panels, which could have a material adverse effect on our business and results of operations. In addition, another major supplier of solar panels notified us of a product defect that may affect a substantial number of panels installed by SP Systems between 2002 and September 2006. If the supplier does not perform its contractual obligations to remediate the defective panels, we will be exposed to those costs it would incur under the warranty with SP Systems’ customers.

Our systems segment acts as the general contractor for our customers in connection with the installations of our solar power systems and is subject to risks associated with construction, bonding, cost overruns, delays and other contingencies, which could have a material adverse effect on our business and results of operations.

Our systems segment acts as the general contractor for our customers in connection with the installation of our solar power systems. All essential costs are estimated at the time of entering into the sales contract for a particular project, and these are reflected in the overall price that we charge our customers for the project. These cost estimates are preliminary and may or may not be covered by contracts between us or the other project developers, subcontractors, suppliers and other parties to the project. In addition, we require qualified, licensed subcontractors to install most of our systems. Shortages of such skilled labor could significantly delay a project or otherwise increase our costs. Should miscalculations in planning a project or defective or late execution occur, we may not achieve our expected margins or cover our costs. Also, most systems customers require performance bonds issued by a bonding agency. Due to the general performance risk inherent in construction activities, it has become increasingly difficult recently to secure suitable bonding agencies willing to provide performance bonding. In the event we are unable to obtain bonding, we will be unable to bid on, or enter into, sales contracts requiring such bonding.

In addition, some of our larger systems customers require that we pay substantial liquidated damages for each day or other period its solar installation is not completed beyond an agreed target date. This is particularly true in Europe, where long-term, fixed feed-in tariffs available to investors are typically set during a prescribed period of project completion, but the fixed amount declines over time for projects completed in subsequent periods. In addition, investors often require that the solar power system generate specified levels of electricity in order to maintain their investment returns, allocating substantial risk and financial penalties to us if those levels are not achieved, up to and including the return of the entire project sale price. Furthermore, our customers often require protections in the form of conditional payments, payment retentions or holdbacks, and similar arrangements that condition its future payments on performance. Delays in solar panel or other supply shipments, other construction delays, unexpected performance problems in electricity generation or other events could cause us to fail to meet these performance criteria, resulting in unanticipated and severe revenue and earnings losses and financial penalties. Construction delays are often caused by inclement weather, failure to timely receive necessary approvals and permits, or delays in obtaining necessary solar panels, inverters or other materials. All such risks could have a material adverse effect on our business and results of operations.

The execution of our growth strategy for our systems segment is dependent upon the continued availability of third-party financing arrangements for our customers.

For many of our projects, our customers have entered into agreements to pay us over an extended period of time based on energy savings generated by our solar power systems, rather than pay the full capital cost of purchasing the solar power systems up front. For these types of projects, many of our customers choose to purchase solar electricity under a power purchase agreement with a financing company that purchases the system from us. These structured finance arrangements are complex and may not be feasible in many situations. In addition, customers opting to finance a solar power system may forgo certain tax advantages associated with an outright purchase on an accelerated basis which may make this alternative less attractive for certain potential customers. If customers are unwilling or unable to finance the cost of our products, or if the parties that have historically provided this financing cease to do so, or only do so on terms that are substantially less favorable for us or these customers, our growth will be adversely affected.

The success of our systems segment will depend in part on the continuing formation of such companies and the potential revenue source they represent. In deciding whether to form and invest in such companies, potential investors weigh a variety of considerations, including their projected return on investment. Such projections are based on current and proposed federal, state and local laws, particularly tax legislation. Changes to these laws, including amendments to existing tax laws or the introduction of new tax laws, tax court rulings as well as changes in administrative guidelines, ordinances and similar rules and regulations could result in different tax assessments and may adversely affect an investor’s projected return on investment, which could have a material adverse effect on our business and results of operations.

A limited number of components customers are expected to continue to comprise a significant portion of our revenues and any decrease in revenue from these customers could have a material adverse effect on us.

Even though our customer base is expected to increase and our revenue streams to diversify, a substantial portion of our net revenues could continue to depend on sales to a limited number of customers. During the nine months ended September 30, 2007, sales to our top two components customers accounted for 18% of our total revenue. Currently, our largest components segment customers are Conergy AG, or Conergy, and Solon AG, or Solon. Conergy and Solon accounted for approximately 8% and 10% of our total revenue for the nine months ended September 30, 2007, respectively. The loss of sales to either of these customers would have a significant negative impact on our business. Our agreements with these customers may be cancelled if we fail to meet certain product specifications or materially breach the agreement or in the event of bankruptcy, and our customers may seek to renegotiate the terms of current agreements or renewals. Most of the solar panels we sell to the European market are sold through our agreement with Conergy, and we may enter into similar agreements in the future.

Our operating results will be subject to fluctuations and are inherently unpredictable; if we fail to meet the expectations of securities analysts or investors, our stock price may decline significantly.

Our quarterly revenue and operating results will be difficult to predict and have in the past fluctuated from quarter to quarter. It is possible that our operating results in some quarters will be below market expectations. In particular, our systems segment is difficult to forecast and is susceptible to severe fluctuations in financial results. The amount, timing and mix of sales of our systems segment, often for a single medium or large-scale project, may cause severe fluctuations in our revenue and other financial results. Further, our ability to meet project completion schedules for an individual project and the corresponding revenue impact under the percentage-of-completion method of recognizing revenue, may similarly cause severe fluctuations in our revenue and other financial results. This may cause us to miss analysts’ guidance or any future guidance announced by us.

In addition, our quarterly operating results will also be affected by a number of other factors, including:

•                  the average selling price of our solar cells, solar panels and solar power systems;

•                  the availability and pricing of raw materials, particularly polysilicon;

•                  the availability, pricing and timeliness of delivery of raw materials and components, particularly solar panels and balance of systems components, including steel, necessary for our solar power systems to function;

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

•                  changes in our manufacturing costs;

•                  changes in the relative sales mix of our systems, solar cells and solar panels;

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

•                  the willingness of competing solar cell and panel suppliers to continue product sales to our systems segment;

•                  increases or decreases in electric rates due to changes in fossil fuel prices or other factors; and

•                  shipping delays.

We base our planned operating expenses in part on our expectations of future revenue, and a significant portion of our expenses will be fixed in the short-term. If revenue for a particular quarter is lower than we expect, we likely will be unable to proportionately reduce our operating expenses for that quarter, which would harm our operating results for that quarter. This may cause us to miss analysts’ guidance or any guidance announced by us. If we fail to meet or exceed analyst or investor expectations or our own future guidance, even by a small amount, our stock price could decline, perhaps substantially.

We have six solar cell production lines in production which are located in our manufacturing facilities in the Philippines, and if we experience interruptions in the operation of these production lines or are unable to add additional production lines, it would likely result in lower revenue and earnings than anticipated.

We currently have six solar cell manufacturing lines in production which are located at our manufacturing facilities in the Philippines. If our current or future production lines were to experience any problems or downtime, we would be unable to meet our production targets and our business would suffer. If any piece of equipment were to break down or experience downtime, it could cause our production lines to go down. We have started operations in our second solar cell manufacturing facility nearby our existing facility in the Philippines. This expansion has required and will continue to require significant management attention, a significant investment of capital and substantial engineering expenditures and is subject to significant risks including:

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

Our systems segment recognizes revenue on a “percent completion” basis and upon the achievement of contractual milestones and any delay or cancellation of a project could adversely affect our business.

Our systems segment recognizes revenue on a “percent completion” basis and, as a result, the revenue from this segment is driven by the performance of our contractual obligations, which is generally driven by timelines for the installation of our solar power systems at customer sites. As a consequence of our acquisition of SP Systems, we do not recognize revenue from intercompany sales by our components segment to our systems segment. Instead, the sale of our solar panels used for construction projects are included in system segment revenues. This could result in unpredictability of revenue and, in the near term, a revenue decrease. As with any project-related business, there is the potential for delays within any particular customer project. Variation of project timelines and estimates may impact our ability to recognize revenue in a particular period. In addition, certain customer contracts may include payment milestones due at specified points during a project. Because our systems segment usually must invest substantial time and incur significant expense in advance of achieving milestones and the receipt of payment, failure to achieve such milestones could adversely affect our business and results of operations.

We have recently established a captive solar panel assembly factory, and, if this panel manufacturing factory is unable to produce high quality solar panels at commercially reasonable costs, our revenue growth and gross margin could be adversely affected.

We have constructed an automated solar panel assembly factory in the Philippines with 30 megawatts of production capacity. This factory commenced commercial production during the fourth quarter of 2006. Much of the manufacturing equipment and technology in this factory is new and unproven in volume production of solar panels. In the event that this factory is unable to ramp production with commercially reasonable yields and competitive production costs, our anticipated revenue growth and gross margin will be adversely affected.

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

We depend on a third-party subcontractor in China to assemble a majority of our solar cells into solar panels and any failure to obtain sufficient assembly and test capacity could significantly delay our ability to ship our solar panels and damage our customer relationships.

Historically, we have relied on Jiawei, a third-party subcontractor in China, to assemble a majority of our solar cells into solar panels and perform panel testing and to manage test, packaging, warehousing and shipping of our solar panels. We do not have a long-term agreement with Jiawei and we typically obtain its services based on short-term purchase orders that are generally aligned with timing specified by our customers’ purchase orders and our sales forecasts. If the operations of Jiawei were disrupted or its financial stability impaired, or if it should choose not to devote capacity to our solar panels in a timely manner, our business would suffer as we may be unable to produce finished solar panels on a timely basis. In addition, we supply inventory to Jiawei and we bear the risk of loss, theft or damage to our inventory while it is held in its facilities.

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

The ability of our subcontractor to perform assembly and test is limited by its available capacity. We do not have a guaranteed level of production capacity with our subcontractor, and it is difficult to accurately forecast our capacity needs because of the shifting mix between sales of solar cells and solar panels and the timing of expanding our manufacturing capacity. Other customers of Jiawei that are larger and better financed than we are, or that have long-term agreements in place, may induce Jiawei to reallocate capacity to them. Any reallocation could impair our ability to secure the supply of solar panels that we need for our customers. In addition, interruptions to the panel manufacturing processes caused by a natural or man-made disaster could result in partial or complete disruption in supply until we are able to shift manufacturing to another facility. It may not be possible to obtain sufficient capacity or comparable production costs at another facility. Migrating our design methodology to a new third-party subcontractor or to a captive panel assembly facility could involve increased costs, resources and development time. Utilizing additional third-party subcontractors could expose us to further risk of losing control over our intellectual property and the quality of our solar panels. Any reduction in the supply of solar panels could impair our revenue by significantly delaying our ability to ship products and potentially damage our relationships with existing customers.

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

Additionally, products as complex as ours may contain undetected errors or defects, especially when first introduced. For example, our solar cells and solar panels may contain defects that are not detected until after they are shipped or are installed because we cannot test for all possible scenarios. These defects could cause us to incur significant re-engineering costs, divert the attention of our engineering personnel from product development efforts and significantly affect our customer relations and business reputation. If we deliver solar cells or solar panels with errors or defects, including cells or panels of third-party manufacturers, or if there is a perception that such solar cells or solar panels contain errors or defects, our credibility and the market acceptance and sales of our products could be harmed.

Existing regulations and policies and changes to these regulations and policies may present technical, regulatory and economic barriers to the purchase and use of solar power products, which may significantly reduce demand for our products and services.

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

We incurred net losses from inception through 2005 and for the quarter ended July 1, 2007 and we may not be able to generate sufficient revenue and gross margin in the future to achieve or sustain profitability.

We have incurred net losses from inception through 2005 and for the quarter ended July 1, 2007. On September 30, 2007, we had an accumulated deficit of approximately $27.7 million. To maintain our profitability, we will need to generate and sustain higher revenue while maintaining reasonable cost and expense levels. We do not know if our revenue will grow, or if it will grow sufficiently to outpace our expenses, which we expect to increase as we expand our manufacturing capacity. We may not be able to sustain or increase profitability on a quarterly or an annual basis. If we do not sustain profitability or otherwise meet the expectations of securities analysts or investors, the market price of our common stock will likely decline.

We will continue to be dependent on a limited number of third-party suppliers for key components for our solar systems products during the near-term, which could prevent us from delivering our products to our customers within required timeframes, which could result in installation delays, cancellations, liquidated damages and loss of market share.

In addition to our reliance on a small number of suppliers for its solar cells and panels, we rely on third-party suppliers for key components for our solar power systems, such as inverters that convert the direct current electricity generated by solar panels into alternating current electricity usable by the customer. For the nine months ended September 30, 2007, one supplier accounted for most of our inverter purchases for domestic projects, two suppliers accounted for most of our inverter purchases for European projects and one supplier accounted for all of the inverter purchases for our Asia projects. In addition, one vendor supplies all of the foam required to manufacture our PowerGuard ® roof system.

If we fail to develop or maintain our relationships with our limited suppliers, we may be unable to manufacture our products or our products may be available only at a higher cost or after a long delay, which could prevent us from delivering our products to our customers within required timeframes and we may experience order cancellation and loss of market share. To the extent the processes that our suppliers use to manufacture components are proprietary, we may be unable to obtain comparable components from alternative suppliers. The failure of a supplier to supply components in a timely manner, or to supply components that meet our quality, quantity and cost requirements, could impair our ability to manufacture our products or decrease their costs. If we cannot obtain substitute materials on a timely basis or on acceptable terms, we could be prevented from delivering our products to our customers within required timeframes, which could result in installation delays, cancellations, liquidated damages and loss of market share, any of which could have a material adverse effect on our business and results of operations.

We depend on a combination of our own wafer-slicing operations and those of other vendors for the wafer-slicing stage of our manufacturing, and any technical problems, breakdowns, delays or cost increases could significantly delay our manufacturing operations, decrease our output and increase our costs.

We have historically depended on the wafer-slicing operations of third-party vendors to slice ingots into wafers. We have established our own wafer-slicing operations, and in the nine months ended September 30, 2007, we sliced approximately 45% of our wafers. In October, 2007, we announced our entry into a joint venture agreement to form a new company in the Philippines named First Philec Solar Corporation. This new company was formed to perform wafer-slicing operations for us. If our third-party vendors increase their prices or decrease or discontinue their shipments to us, as a result of equipment malfunctions, competing purchasers or otherwise, and we are unable to obtain substitute wafer-slicing from another vendor on acceptable terms, or increase our own wafer-slicing operations on a timely basis, our sales will decrease, our costs may increase or our business will otherwise be harmed.

We obtain capital equipment used in our manufacturing process from sole suppliers and if this equipment is damaged or otherwise unavailable, our ability to deliver products on time will suffer, which in turn could result in order cancellations and loss of revenue.

Some of the capital equipment used in the manufacture of our solar power products and in our wafer-slicing operations have been developed and made specifically for us, is not readily available from multiple vendors and would be difficult to repair or replace if it were to become damaged or stop working. In addition, we currently obtain the equipment for many of our manufacturing processes from sole suppliers and we obtain our wafer-slicing equipment from one supplier. If any of these suppliers were to experience financial difficulties or go out of business, or if there were any damage to or a breakdown of our manufacturing or wafer-slicing equipment at a time when we are manufacturing commercial quantities of our products, our business would suffer. In addition, a supplier’s failure to supply this equipment in a timely manner, with adequate quality and on terms acceptable to us, could delay our capacity expansion of our manufacturing facility and otherwise disrupt our production schedule or increase our costs of production.

Long-term, firm commitment supply agreements with polysilicon, ingot or wafer suppliers could result in insufficient or excess inventory or place us at a competitive disadvantage.

We manufacture our solar cells utilizing ingots and wafers manufactured by third parties, which in turn use polysilicon for their manufacturing process. We are seeking to address the current polysilicon shortage by negotiating multi-year, binding contractual commitments directly with polysilicon suppliers, and supplying such polysilicon to third parties which provide us ingots and wafers. Under such polysilicon agreements, we may be required to purchase a specified quantity of polysilicon, ingots or wafers at fixed prices, in some cases subject to upward inflation-related adjustments over a set period of time, which is often a period of several years. We also may be required to make substantial prepayments to these suppliers against future deliveries. For example, in July 2007 we entered into a long-term supply agreement with Hemlock Semiconductor Corporation, or Hemlock, a manufacturer of polysilicon. The agreement requires us to purchase an amount of silicon that is expected to support more than two gigawatts of solar cell production, at fixed prices from 2010 to 2019. We are also required to make prepayments to Hemlock prior to 2010 in the aggregate amount of $113.2 million in three equal installments. Such prepayments will be used to fund the expansion of Hemlock’s polysilicon manufacturing capacity and will be credited against future deliveries of polysilicon to us. The Hemlock agreement, or any other “take or pay” agreement we enter into, allows the supplier to invoice us for the full purchase price of polysilicon we are under contract to purchase each year, whether or not we actually order the required volume. If for any reason we fail to order the required annual volume under the Hemlock or similar agreements, the resulting monetary damages could have a material adverse effect on our business and results of operations.

We do not obtain contracts or commitments from customers for solar panels manufactured with the polysilicon purchased under such firm commitment contracts. Instead, we rely on our long-term internal forecasts to determine the timing of our production schedules and the volume and mix of products to be manufactured, including the estimated quantity of polysilicon, ingots and wafers needed. The level and timing of orders placed by customers may vary for many reasons. As a result, at any particular time, we may have insufficient or excess inventory, which could render us unable to fulfill customer orders or increase our cost of production. In addition, we have negotiated the fixed prices under these supply contracts based on our long-term projections of the future price of polysilicon. If the spot price of polysilicon in future periods is less than the price we have committed to pay either because of new technological developments or any other reason, our cost of production could be comparatively higher than that of competitors who buy polysilicon on the spot market. This would place us at a competitive disadvantage to these competitors, and could materially and adversely affect our business and results of operations.

Long-term contractual commitments also expose us to specific counter-party risk, which can be magnified when dealing with suppliers without a long, stable production and financial history. For example, if one or more of our contractual counterparties is unable or unwilling to provide us with the contracted amount of polysilicon, wafers or ingots, we could be required to attempt to obtain polysilicon in the spot market, which could be unavailable at that time, or only available at prices in excess of our contracted prices. In addition, in the event any such supplier experiences financial difficulties, it may be difficult or impossible, or may require substantial time and expense, for us to recover any or all of our prepayments. Any of the foregoing could materially harm our financial condition and results of operations.

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

For example, as a result of our acquisition of SP Systems, formerly known as PowerLight Corporation, we now directly compete with certain suppliers of solar cells and panels. As a result, the acquisition could cause one or more solar cell and panel suppliers to reduce or terminate their business relationship with us. After the acquisition closed, we discontinued our purchasing relationship with one former supplier of panels beginning in the second quarter of 2007. Other reductions or terminations, which may be significant, could occur. Any such reductions or terminations could adversely affect our ability to meet customer demand for solar power systems, and materially adversely affect our results of operations and financial condition, which would likely materially adversely affect our results of operations and financial condition. We will use commercially reasonable efforts to replace any lost solar cells or panels with our own inventory to mitigate the impact on us. However, such replacements may not be sufficient to fully address solar supply shortfalls, and in any event could negatively impact our revenue and earnings as we forego selling such inventory to third parties.

We have significant international activities and customers, and plan to continue these efforts, which subject us to additional business risks, including logistical complexity and political instability.

For the nine months ended September 30, 2007, a substantial portion of our sales were made to customers outside of the United States. Historically, we have had significant sales in Germany, Portugal, Spain and South Korea. We currently have six solar cell production lines in operation, which are located at our manufacturing facilities in the Philippines. In addition, a majority of our assembly functions have historically been conducted by a third-party subcontractor in China. Risks we face in conducting business internationally include:

•                  multiple, conflicting and changing laws and regulations, export and import restrictions, employment laws, regulatory requirements and other government approvals, permits and licenses;

•                  difficulties and costs in staffing and managing foreign operations as well as cultural differences;

•                  difficulties and costs in recruiting and retaining individuals skilled in international business operations;

•                  increased costs associated with maintaining international marketing efforts;

•                  potentially adverse tax consequences associated with our permanent establishment of operations in more countries;

•                  inadequate local infrastructure;

•                  financial risks, such as longer sales and payment cycles and greater difficulty collecting accounts receivable; and

•                  political and economic instability, including wars, acts of terrorism, political unrest, boycotts, curtailments of trade and other business restrictions.

Specifically, we face risks associated with political and economic instability and civil unrest in the Philippines. In addition, in the Asia/Pacific region generally, we face risks associated with spread of the avian flu, tensions between countries in that region, such as political tensions between China and Taiwan, the ongoing discussions with North Korea regarding its nuclear weapons program, potentially reduced protection for intellectual property rights, government-fixed foreign exchange rates, relatively uncertain legal systems and developing telecommunications infrastructures. In addition, some countries in this region, such as China, have adopted laws, regulations and policies which impose additional restrictions on the ability of foreign companies to conduct business in that country or otherwise place them at a competitive disadvantage in relation to domestic companies.

In addition, although base wages are lower in the Philippines than in the United States, wages for our employees in the Philippines are increasing, which could result in increased costs to employ our manufacturing engineers. As of September 30, 2007, approximately 88% of our employees were located in the Philippines. We also are faced with competition in the Philippines for employees, and we expect this competition to increase as additional solar companies enter the market and expand their operations. In particular, there may be limited availability of qualified manufacturing engineers. We have benefited from an excess of supply over demand for college graduates in the field of engineering in the Philippines. If this favorable imbalance changes due to increased competition, it could affect the availability or cost of qualified employees, who are critical to our performance. This could increase our costs and turnover rates.

A significant portion of our operations occur outside the United States. Currency fluctuations in the Euro, Philippine peso or the South Korean won relative to the U.S. dollar could decrease revenue or increase expenses.

During the nine months ended September 30, 2007, approximately 62% of our components segment revenue was generated outside the United States. We presently have currency exposure arising from sales, capital equipment purchases, prepayments and customer advances denominated in foreign currencies. A majority of our components segment revenue is denominated in Euros, including fixed price agreements with Conergy and Solon, and a significant portion is denominated in U.S. dollars, while a portion of our components segment costs are incurred and paid in Euros and a smaller portion of our components segment expenses are paid in Philippine pesos and Japanese yen. In addition, our prepayment to Wacker-Chemie AG, a polysilicon supplier, and our customer advances from Solon are denominated in Euros. For the nine months ended September 30, 2007, approximately 49% of our systems segment revenue was generated outside the U.S., of which 46% was denominated in Euros and a significant portion of its costs are incurred and paid in Euros.

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

Our current tax holidays in the Philippines will expire within the next several years.

We currently benefit from income tax holiday incentives in the Philippines in accordance with our subsidiary’s registrations with the Board of Investments and Philippine Economic Zone Authority, which provide that we pay no income tax in the Philippines for four years under our Board of Investments non-pioneer status and Philippine Economic Zone Authority registrations, and six years under our Board of Investments pioneer status registration. Our current income tax holidays expire in 2010, and we intend to apply for extensions. However, these tax holidays may or may not be extended. We believe that as our Philippine tax holidays expire, (a) gross income attributable to activities covered by our Philippine Economic Zone Authority registrations will be taxed at a 5% preferential rate, and (b) our Philippine net income attributable to all other activities will be taxed at the statutory Philippine corporate income tax rate of 32%. As of yet no tax benefit has been realized from the income tax holiday due to operating losses in the Philippines.

Our systems segment sales cycles for projects can be longer than our components segment sales cycle for our solar cells and panels and may require significant upfront investment which may not ultimately result in signing of a sales contract and could have a material adverse effect on our business and results of operations.

Our systems segment sales cycles, which measure the time between its first contact with a customer and the signing of a sales contract for a particular project, vary substantially and average approximately eight months. Sales cycles for our systems segment are lengthy for a number of reasons, including:

•                  our customers often delay purchasing decisions until their eligibility for an installation rebate is confirmed, which generally takes several months;

•                  the long time required to secure adequate financing for system purchases on terms acceptable to customers; and

•                  the customer’s review and approval processes for system purchases are lengthy and time consuming.

As a result of these long sales cycles, we must make significant upfront investments of resources in advance of the signing of sales contracts and the receipt of any revenues, most of which are not recognized for several additional months following contract signing. Accordingly, we must focus our limited resources on sales opportunities that we believe we can secure. Our inability to enter into sales contracts with potential customers after we make such an investment could have a material adverse effect on our business and results of operations.

We generally do not have long-term agreements with our customers and accordingly could lose customers without warning.

Our solar cells, solar panel and imaging detector products are generally not sold pursuant to long-term agreements with customers, but instead are sold on a purchase order basis. We typically contract to perform large projects with no assurance of repeat business from the same customers in the future. Although we believe that cancellations on our purchase orders to date have been insignificant, our customers may cancel or reschedule purchase orders with us on relatively short notice. Cancellations or rescheduling of customer orders could result in the delay or loss of anticipated sales without allowing us sufficient time to reduce, or delay the incurrence of, our corresponding inventory and operating expenses. In addition, changes in forecasts or the timing of orders from these or other customers expose us to the risks of inventory shortages or excess inventory. This, in addition to the completion and non-repetition of large systems projects, in turn could cause our operating results to fluctuate.

Our systems segment could be adversely affected by seasonal trends and construction cycles.

Our systems segment is subject to significant industry-specific seasonal fluctuations. Its sales have historically reflected these seasonal trends with the largest percentage of total revenues being realized during the last two calendar quarters. Low seasonal demand normally results in reduced shipments and revenues in the first two calendar quarters. There are various reasons for this seasonality, mostly related to economic incentives and weather patterns. For example, in European countries with feed-in tariffs, the construction of solar power systems is concentrated during the second half of the calendar year, largely due to the annual reduction of the applicable minimum feed-in tariff and the fact that the coldest winter months are January through March. In the United States, customers will sometimes make purchasing decisions towards the end of the year in order to take advantage of tax credits or for other budgetary reasons.

In addition, to the extent we are successful in implementing our strategy to enter the new home development market, we expect the seasonality of our business and financial results to become more pronounced as sales in this market are often tied to construction market demands which tend to follow national trends in construction, including declining sales during cold weather months.

The expansion of our business into the new homebuilder residential market may increase our exposure to certain risks.

Our systems segment has expanded into the residential market by selling our systems to large production homebuilders. As part of this strategy, we developed SunTile®, a product that integrates a solar panel into a roof tile. To date we have focused on large-scale commercial applications and have limited experience serving the new homebuilder residential market.

Our new residential products and services may not gain market acceptance and us may not otherwise be successful in entering the residential market, which would limit our growth and adversely affect our operating results. Furthermore, the residential construction market has peculiar characteristics that may increase our exposure to certain risks we currently face or expose us to new risks. These risks include increased seasonality, sensitivity to interest rates and other macroeconomic conditions, as well as enhanced legal exposure. In particular, new home developments often result in class action litigation when one or more homes within a development experiences construction problems. Unlike our systems segment commercial business, where we typically act as the general contractor, we will be generally acting as subcontractor to homebuilders overseeing the development projects. In many instances subcontractors may be held liable for work of the homebuilder or other subcontractors. In addition, homebuilders often require onerous indemnification obligations that effectively allocate most of the potential liability from homeowner or class action lawsuits to subcontractors, including us. Insurance policies for residential work have significant limitations on coverage that may render such policies inapplicable to these lawsuits. If we are not successful in entering the new residential construction market, or if as a result of the litigation and indemnification risks associated with such market, we incur significant costs, our business and results of operations could be materially adversely affected.

If we fail to successfully develop and introduce new products and services or increase the efficiency of our products, we will not be able to compete effectively, and our ability to generate revenues will suffer; technological changes in the solar power industry could render our solar power products uncompetitive or obsolete, which could reduce our market share and cause our sales to decline.

As we introduce new or enhanced products or integrate new technology into our products, we will face risks relating to such transitions including, among other things, technical challenges, disruption in customers’ ordering patterns, insufficient supplies of new products to meet customers’ demand, possible product and technology defects arising from the integration of new technology and a potentially different sales and support environment relating to any new technology. Our failure to manage the transition to newer products or the integration of newer technology into our products could adversely affect our business’ operating results and financial results.

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

There is limited historical information available about our company upon which investors can base their evaluation of our business and prospects. Although we began to develop and commercialize high-efficiency solar cell technology for use in solar concentrators in 1988 and began shipping product from our pilot manufacturing facility in 2003, we shipped our first commercial A-300 solar cells from our Philippines manufacturing facility in late 2004. Relative to the entire solar industry, we have shipped only a limited number of solar cells and solar panels and have recognized limited revenue. Our future success will require us to continue to scale our Philippines facilities significantly beyond their current capacity. In addition, our business model, technology and ability to achieve satisfactory manufacturing yields at higher volumes are unproven at significant scale. As a result, investors should consider our business and prospects in light of the risks, expenses and challenges that we will face as an early-stage company seeking to develop and manufacture new products in a rapidly growing market.

Our reliance on government programs to partially fund our research and development programs could impair our ability to commercialize our solar power products and services and increase our research and development expenses.

We intend to continue our policy of selectively pursuing contract research, product development and market development programs funded by various agencies of the federal and state governments to complement and enhance our own resources. Funding from government grants is generally recorded as an offset to our research and development expense. During the nine months ended September 30, 2007, funding from government grants, agreements and contracts offset approximately 10% our total research and development expense, excluding in-process research and development. In addition, in the third quarter of 2007, we signed a Solar America Initiative agreement with the U.S. Department of Energy in which we were awarded $8.5 million in the first budgetary period. Total funding for the three-year effort is estimated to be $24.7 million. Our cost share requirement under this program, including lower-tier subcontract awards, is anticipated to be $27.9 million.

These government agencies may not continue their commitment to programs relevant to our development projects. Moreover, we may not be able to compete successfully to obtain funding through these or other programs. A reduction or discontinuance of these programs or of our participation in these programs would materially increase our research and development expenses, which would adversely affect our profitability and could impair our ability to develop our solar power products and services. In addition, contracts involving government agencies may be terminated or modified at the convenience of the agency. Many of our systems segment government awards also contain royalty provisions that require it to pay certain amounts based on specified formulas. Government awards are subject to audit and governmental agencies may dispute its royalty calculations. Any such dispute could result in fines, increased royalty payments, cancellation of the agreement or other penalties, which could have material adverse effect on our business and results of operations.

Our systems segment government-sponsored research contracts require that we provide regular written technical updates on a monthly, quarterly or annual basis, and, at the conclusion of the research contract, a final report on the results of our technical research. Because these reports are generally available to the public, third parties may obtain some aspects of its sensitive confidential information. Moreover, the failure to provide accurate or complete reports may provide the government with rights to any intellectual property arising from the related research. Funding from government awards also may limit when and how we can deploy our products and services developed under those contracts. For example, government awards may require that the manufacturing of products developed with federal funding be substantially conducted in the United States. In addition, technology and intellectual property that we develop with government funding provides the government with “march-in” rights. March-in rights refer to the right of the government or a government agency to require us to grant a license to the developed technology or products to a responsible applicant or, if it refuses, the government may grant the license itself. The government can exercise its march-in rights if it determines that action is necessary because we fail to achieve practical application of the technology or because action is necessary to alleviate health or safety needs, to meet requirements of federal regulations or to give the United States industry preference. In addition, government awards may include a provision providing the government with a nonexclusive, nontransferable, irrevocable, paid-up license to practice or have practiced each subject invention developed under an award throughout the world by or on behalf of the government. Additional rights to technical data may be granted to the government in recognition of funding.

Because the markets in which we compete are highly competitive, we may not be able to compete successfully and we may lose or be unable to gain market share.

Our components solar products compete with a large number of competitors in the solar power market, including BP Solar International Inc., Evergreen Solar, Inc., Mitsubishi Electric Corporation, Q-Cells AG, Sanyo Corporation, Sharp Corporation, First Solar, SolarWorld AG and Suntech Power Holdings Co., Ltd. In addition, universities, research institutions and other companies such as First Solar have brought to market alternative technologies such as thin films and concentrators, which may compete with our technology in certain applications. We expect to face increased competition in the future. Further, many of our competitors are developing and are currently producing products based on new solar power technologies that may ultimately have costs similar to, or lower than, our projected costs.

Our systems solar power products and services also compete against other power generation sources including conventional fossil fuels supplied by utilities, other alternative energy sources such as wind, biomass, CSP and emerging distributed generation technologies such as micro-turbines, sterling engines and fuel cells. In the large-scale on-grid solar power systems market, we will face direct competition from a number of companies that manufacture, distribute, or install solar power systems. Many of these companies sell our products as well as their own or those of other manufacturers. Our systems segment primary competitors in the United States include Arizona Public Service Company, BP Solar International, Inc., a subsidiary of BP p.l.c., Conergy Inc., DT Solar, Eastwood Energy, EI Solutions, Inc., GE Energy, a subsidiary of General Electric Corporation, Global Solar Energy, Inc., a subsidiary of Solon, Power-Fab, Schott Solar, Inc., Solar Integrated Technologies, Inc., SPG Solar, Inc., Sun Edison LLC, SunTechnics Installation & Services, Inc., Thompson Technology Industries, Inc. and WorldWater & Power Corporation. Our systems segment primary competitors in Europe include BP Solar, Conergy (through its subsidiaries AET Alternitive Energie Technik GmbH, SunTechnics Solartechnik GmbH and voltwerk AG), PV-Systemtechnik Gbr, SAG Solarstrom AG, Solon AG and Taufer Solar GmbH. In addition, we will occasionally compete with distributed generation equipment suppliers such as Caterpillar, Inc. and Cummins Inc. Other existing and potential competitors in the solar power market include universities and research institutions. We also expect that future competition will include new entrants to the solar power market offering new technological solutions. As we enter new markets and pursue additional applications for our systems products and services, we expect to face increased competition, which may result in price reductions, reduced margins or loss of market share.

Competition is intense, and many of our competitors have significantly greater access to financial, technical, manufacturing, marketing, management and other resources than we do. Many also have greater name recognition, a more established distribution network and a larger installed base of customers. In addition, many of our competitors have well-established relationships with our current and potential suppliers, resellers and their customers and have extensive knowledge of our target markets. As a result, these competitors may be able to devote greater resources to the research, development, promotion and sale of their products and respond more quickly to evolving industry standards and changing customer requirements than we will be able to. Consolidation or strategic alliances among such competitors may strengthen these advantages and may provide them greater access to customers or new technologies. We may also face competition from some of our systems segment resellers, who may develop products internally that compete with our systems product and service offerings, or who may enter into strategic relationships with or acquire other existing solar power system providers. To the extent that government funding for research and development grants, customer tax rebates and other programs that promote the use of solar and other renewable forms of energy are limited, we will compete for such funds, both directly and indirectly, with other renewable energy providers and their customers.

If we cannot compete successfully in the solar power industry, our operating results and financial condition will be adversely affected. Furthermore, we expect competition in systems markets to increase, which could result in lower prices or reduced demand for our systems services and have a material adverse effect on our business and results of operations.

We expect to continue to make significant capital expenditures, particularly in our manufacturing facilities, and if adequate funds are not available or if the covenants in our credit agreements impair our ability to raise capital when needed, our ability to expand our manufacturing capacity and our business will suffer.

We expect to continue to make significant capital expenditures, particularly in our manufacturing facilities, including, for example, through building purchases or long-term leases. We anticipate that our expenses will increase substantially in the foreseeable future as we expand our manufacturing operations, hire additional personnel, pay more or make advance payments for raw material, especially polysilicon, increase our sales and marketing efforts, invest in joint ventures and acquisitions, and continue our research and development efforts with respect to our products and manufacturing technologies. We expect total capital expenditures of approximately $210 million in 2007 as we continue to increase our solar cell and solar panel manufacturing capacity. These expenditures would be greater if we decide to bring capacity on line more rapidly. We believe that our current cash and cash equivalents and funds available under our credit agreement with Wells Fargo and the proceeds from our follow-on offerings completed in February and July of 2007 will be sufficient to fund our capital and operating expenditures over the next 12 months. However, if our financial results or operating plans change from our current assumptions, we may not have sufficient resources to support our business plan. If our capital resources are insufficient to satisfy our liquidity requirements, we may seek to sell additional equity securities or debt securities or obtain other debt financing. We may also issue equity securities in the future to suppliers of raw materials in order to secure adequate materials to satisfy our production needs. The sale of additional equity securities or convertible debt securities would result in additional dilution to our stockholders. Cypress Semiconductor Corporation, which retains voting control over us, may be unwilling to permit us to engage in dilutive financing events for tax-related or other reasons. Additional debt would result in increased expenses and could require us to abide by covenants that would restrict our operations. Our credit facilities contain customary covenants and defaults, including, among others, limitations on dividends, incurrence of indebtedness and liens and mergers and acquisitions and may restrict our operating flexibility. If adequate funds are not available on acceptable terms or terms consistent with any new our credit agreement we may enter into, our ability to fund our operations, develop and expand our manufacturing operations and distribution network, maintain our research and development efforts or otherwise respond to competitive pressures would be significantly impaired.

The demand for products requiring significant initial capital expenditures such as our solar power products and services are affected by general economic conditions, such as increasing interest rates that may decrease the return on investment for certain customers or investors in projects, which could decrease demand for our systems products and services and which could have a material adverse effect on our business and results of operations.

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

We have benefited from historically low interest rates in recent years, as these rates have made it more attractive for our customers to use debt financing to purchase our solar power systems. Interest rates have fluctuated recently and may eventually continue to rise, which will likely increase the cost of financing these systems and may reduce an operating company’s profits and investors’ expected returns on investment. This risk is becoming more significant to our systems segment, which is placing increasing reliance upon direct sales to financial institutions which sell electricity to end customers under a power purchase agreement. This sales model is highly sensitive to interest rate fluctuations and the availability of liquidity, and would be adversely affected by increases in interest rates or liquidity constraints. Rising interest rates may also make certain alternative investments more attractive to investors, and therefore lead to a decline in demand for our solar power systems, which could have a material adverse effect on our business and results of operations.

One of our key products, the PowerTracker ®, now referred to as SunPowerTM Tracker, was acquired through an assignment and acquisition of the patents associated with the product from a third-party individual, and if we are unable to continue to use this product, our business, prospects, operating results and financial condition would be materially harmed.

In September 2002, SP Systems entered into a Technology Assignment and Services Agreement and other ancillary agreements with Jefferson Shingleton and MaxTracker Services, LLC, a New York limited liability company controlled by Mr. Shingleton. These agreements form the basis for its intellectual property rights in its PowerTracker ® products. Under such agreements, as later amended, Mr. Shingleton assigned to SP Systems his MaxTracker ™, MaxRack ™, MaxRack Ballast ™ and MaxClip ™ products and all related intellectual property rights. Mr. Shingleton is obligated to provide consulting services to SP Systems related to such technology until December 31, 2012 and is required to assign to SP Systems any enhancements he makes to the technology while providing such consulting services. Mr. Shingleton retains a first security interest in the patents and patent applications assigned until the earlier of the expiration of the patents, full payment by SP Systems to Mr. Shingleton of all of the royalty obligations under the Technology Assignment and Services Agreement, or the termination of the Technology Assignment and Services Agreement. In the event of SP Systems’ default under the Technology Assignment and Services Agreement, MaxTracker Services and Mr. Shingleton may terminate the agreements and the related assignments and cause the intellectual rights assigned to it to be returned to Mr. Shingleton or MaxTracker Services, including patents related to SunPowerTM Tracker. In addition, upon such termination, SP Systems must grant Mr. Shingleton a perpetual, non-exclusive, royalty-free right and license to use, sell, and otherwise exploit throughout the world any intellectual property MaxTracker Services or Mr. Shingleton developed during the provision of consulting services to SP Systems. Events of default by SP Systems which could enable Mr. Shingleton or Max Tracker Services to terminate the agreements and the related assignments and cause the intellectual rights assigned to it to be returned to Mr. Shingleton or MaxTracker Services include the following:

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

•                  if SP Systems voluntarily or involuntarily dissolves;

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

If we are unable to continue to use and sell SunPowerTM Tracker as a result of the termination of the agreements and the related assignment or any other reason, our business, prospects, operating results and financial condition would be materially harmed.

We are dependent on our intellectual properties, and we may face intellectual property infringement claims that could be time-consuming and costly to defend and could result in the loss of significant rights.

From time to time, we, our respective customers or third-parties with whom we work may receive letters, including letters from various industry participants, alleging infringement of their patents. Although we are not currently aware of any parties pursuing or intending to pursue infringement claims against us, we cannot assure investors that we will not be subject to such claims in the future. Additionally, we are required by contract to indemnify some of our customers and our third-party intellectual property providers for certain costs and damages of patent infringement in circumstances where our solar cells are a factor creating the customer’s or these third-party providers’ infringement liability. This practice may subject us to significant indemnification claims by our customers and our third-party providers. We cannot assure investors that indemnification claims will not be made or that these claims will not harm our business, operating results or financial condition. Intellectual property litigation is very expensive and time-consuming and could divert management’s attention from our business and could have a material adverse effect on our business, operating results or financial condition. If there is a successful claim of infringement against us, our customers or our third-party intellectual property providers, we may be required to pay substantial damages to the party claiming infringement, stop selling products or using technology that contains the allegedly infringing intellectual property, or enter into royalty or license agreements that may not be available on acceptable terms, if at all. Parties making infringement claims may also be able to bring an action before the International Trade Commission that could result in an order stopping the importation into the United States of our solar cells. Any of these judgments could materially damage our business. We may have to develop non-infringing technology, and our failure in doing so or in obtaining licenses to the proprietary rights on a timely basis could have a material adverse effect on our business.

We may file claims against other parties for infringing our intellectual property that may be very costly and may not be resolved in our favor.

We cannot guarantee that infringement of our intellectual property by other parties does not exist now or that it will not occur in the future. To protect our intellectual property rights and to maintain our competitive advantage, we may file suits against parties who we believe infringe our intellectual property. Intellectual property litigation is expensive and time consuming and could divert management’s attention from our business and could have a material adverse effect on our business, operating results or financial condition, and our enforcement efforts may not be successful. Our participation in intellectual property enforcement actions may negatively impact our financial results.

We may not be able to prevent others from using the SunPower and PowerLight names or similar marks in connection with their solar power products which could adversely affect the market recognition of our name and our revenue.

“SunPower” is our registered trademark in the United States and the European Community for use with solar cells and solar panels. We are seeking similar registration of the “SunPower” trademark in foreign countries but we may not be successful in some of these jurisdictions. In the foreign jurisdictions where we are unable to obtain this registration or have not tried, others may be able to sell their products using the SunPower trademark which could lead to customer confusion. In addition, if there are jurisdictions where someone else has already established trademark rights in the SunPower name, we may face trademark disputes and may have to market our products with other trademarks, which also could hurt our marketing efforts. We may encounter trademark disputes with companies using marks which are confusingly similar to SunPower which if not resolved favorably could cause our branding efforts to suffer. In addition, we may have difficulty in establishing strong brand recognition with consumers if others use similar marks for similar products.

We hold registered trademarks for SunPower®, PowerLight®, PowerGuard®, PowerTracker® and SunTile® in the United States and registered trademarks for SunPower®, PowerLight®, and PowerGuard® in the European Community. We have not registered, and may not be able to register, these trademarks elsewhere.

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

Although we rely primarily on trade secret laws and contractual restrictions to protect the technology in the solar cells and solar system components we currently manufacture and market, our success and ability to compete in the future may also depend to a significant degree upon obtaining patent protection for our proprietary technology. As of September 30, 2007, including the United States and foreign countries, we owned 74 issued patents and jointly owned another three patents, and had 109 pending patent applications. These patent applications cover aspects of the technology in the solar cells we currently manufacture and market. Other than two process patents that we currently own or license-in, these do not cover the solar cells that we presently manufacture and market. Material patents that relate to our systems products and services primarily relate to PowerGuard ®, PowerTilt ™ and PowerTracker ®. We intend to continue to seek patent protection for those aspects of our technology, designs, and methodologies and processes that we believe provide significant competitive advantages.

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

If our ability to effectively obtain patents is decreased due to changes in patent laws or changes in the rules propagated by the US Patent and Trademark Office, or if we need to re-file some of our patent applications, the value of our patent portfolio and the revenue we derive from products protected by the patents may be decreased.

Current legislation is being considered which would make numerous changes to the patent laws, including forcing patent litigation to be filed in the defendant’s home court, reducing damage awards for infringement and require specific proof of market value of invention as compared to the closest prior art, limiting enhanced damages to only a small subset of willfully infringing actions, creating a new, expanded post-grant opposition procedure, creating expanded rights for third parties to submit prior art, changing to a first-to-file system (creating a whole new set of prior art). Additionally, current rules being promulgated by the U.S. Patent and Trademark Office may limit our ability to extract inventions from pending U.S. patent applications. Additionally, based on situations such as newly discovered prior art, we may need to re-file some of our patent applications. In these situations, the patent term will be measured from the date of the earliest priority application to which benefit is claimed in such a patent application. This could shorten our period of patent exclusivity. A shortened period of patent exclusivity may negatively impact our revenue protected by our patents.

Our success depends on the continuing contributions of our key personnel.

We rely heavily on the services of our key executive officers and the loss of services of any principal member of our management team could adversely impact our operations. In addition, our technical personnel represent a significant asset and serve as the source of our technological and product innovations. We believe our future success will depend upon our ability to retain these key employees and our ability to attract and retain other skilled managerial, engineering and sales and marketing personnel. However, we cannot guarantee that any employee will remain employed at the Company for any definite period of time since all of our employees, including our key executive officers, serve at-will and may terminate their employment at any time for any reason.

We may be harmed by liabilities arising out of our acquisition of SP Systems and the indemnity the selling stockholders have agreed to provide may be insufficient to compensate us for these damages.

On January 10, 2007, we completed our previously announced acquisition, or the Acquisition, of SP Systems, formerly known as PowerLight Corporation. SP Systems’ former stockholders made representations and warranties to us in the Acquisition agreement, including those relating to the accuracy of its financial statements, the absence of litigation and environmental matters and the consents needed to transfer permits, licenses and third-party contracts in connection with our acquisition of SP Systems. To the extent that we are harmed by a breach of these representations and warranties, SP Systems’ former stockholders have agreed to indemnify us for monetary damages from an escrowed proceeds account. In most cases we are required to absorb approximately the first $2.4 million before we are entitled to indemnification. The escrowed proceeds account is limited to $24.2 million in cash and 724,000 shares of our class A common stock, of which approximately one-half of the original escrow will be released (less any pending claims) at the first anniversary of the closing date. Our rights to recover damages under several provisions of the Acquisition agreement will also expire on the first anniversary of the closing date. After the first anniversary of the closing date we will be entitled to recover only limited types of losses, and our recovery will be limited to the amount available in the escrow fund at the time of a claim. The amount available in the escrow fund will be progressively reduced to zero over the period from the first to the fifth anniversaries of the closing date. We may incur liabilities from this acquisition which are not covered by the representations and warranties set forth in the agreement or which are non-monetary in nature. Consequently, our acquisition of SP Systems may expose us to liabilities for which we are not entitled to indemnification or our indemnification rights are insufficient.

Charges to earnings resulting from the application of the purchase method of accounting to the Acquisition may adversely affect the market value of our class A common stock.

In accordance with generally accepted accounting principles in the United States, or U.S. GAAP, we accounted for the Acquisition using the purchase method of accounting. Further, a portion of the purchase price paid in the Acquisition has been allocated to in-process research and development. Under the purchase method of accounting, we allocated the total purchase price to SP Systems’ net tangible assets and intangible assets based on their fair values as of the date of completion of the Acquisition and recorded the excess of the purchase price over those fair values as goodwill. We will incur amortization expense over the useful lives of amortizable intangible assets acquired in connection with the Acquisition. In addition, to the extent the value of goodwill and long lived assets becomes impaired, we may be required to incur material charges relating to the impairment of those assets. Further, we may be impacted by nonrecurring charges related to reduced gross profit margins from the requirement to adjust SP Systems’ inventory to fair value. Finally, we will incur ongoing compensation charges associated with assumed options, equity held by employees of SP Systems and subjected to equity restriction agreements, and restricted stock granted to employees of our SP Systems business. We estimate that these charges will aggregate approximately $78.2 million, majority of which will be recognized in the first two years and lesser amounts in the succeeding two years. Any of the foregoing charges could have a material impact on our results of operations.

Our headquarters and other facilities, as well as the facilities of certain of our key subcontractors, are located in regions that are subject to earthquakes and other natural disasters.

Our headquarters, including research and development operations, our manufacturing facilities and the facilities of our subcontractor upon which we rely to assemble and test our solar panels are located in countries that are subject to earthquakes and other natural disasters. Our headquarters and research and development operations are located in California, our manufacturing facilities are located in the Philippines, and the facilities of our subcontractor for assembly and test of solar panels are located in China. Since we do not have redundant facilities, any earthquake, tsunami or other natural disaster in these countries could materially disrupt our production capabilities and could result in our experiencing a significant delay in delivery, or substantial shortage, of our solar cells.

Compliance with environmental regulations can be expensive, and noncompliance with these regulations may result in adverse publicity and potentially significant monetary damages and fines.

We are required to comply with all foreign, U.S. federal, state and local laws and regulations regarding pollution control and protection of the environment. In addition, under some statutes and regulations, a government agency, or other parties, may seek recovery and response costs from operators of property where releases of hazardous substances have occurred or are ongoing, even if the operator was not responsible for such release or otherwise at fault. We use, generate and discharge toxic, volatile and otherwise hazardous chemicals and wastes in our research and development and manufacturing activities. Any failure by us to control the use of, or to restrict adequately the discharge of, hazardous substances could subject us to potentially significant monetary damages and fines or suspensions in our business operations. In addition, if more stringent laws and regulations are adopted in the future, the costs of compliance with these new laws and regulations could be substantial. To date such laws and regulations have not had a significant impact on our operations, and we believe that we have all necessary permits to conduct their respective operations as they are presently conducted. If we fail to comply with present or future environmental laws and regulations, however, we may be required to pay substantial fines, suspend production or cease operations. Under our separation agreement with Cypress, we will indemnify Cypress from any environmental liabilities associated with our operations and facilities in San Jose, California and the Philippines.

We maintain self-insurance for certain indemnities we have made to our officers and directors.

Our certificate of incorporation, by-laws and indemnification agreements require us to indemnify our officers and directors for certain liabilities that may arise in the course of their service to us. We primarily self-insure with respect to potential indemnifiable claims. Although we have insured our officers and directors against certain potential third-party claims for which we are legally or financially unable to indemnify them, we intend to primarily self-insure with respect to potential third-party claims which give rise to direct liability to such third-party or an indemnification duty on our part. If we were required to pay a significant amount on account of these liabilities for which we self-insure, our business, financial condition and results of operations could be seriously harmed.

Changes to financial accounting standards may affect our combined results of operations and cause us to change our business practices.

We prepare our financial statements to conform with U.S. GAAP. These accounting principles are subject to interpretation by the American Institute of Certified Public Accountants, the SEC and various bodies formed to interpret and create appropriate accounting policies. A change in those policies can have a significant effect on our combined reported results and may affect our reporting of transactions completed before a change is announced. Changes to those rules or the questioning of current practices may adversely affect our reported financial results or the way we conducts our business. For example, accounting policies affecting many aspects of our business, including rules relating to employee stock option grants and existing joint ventures, have recently been revised, or new guidance relating to outstanding convertible debt are being proposed.

The Financial Accounting Standards Board, or the FASB, and other agencies have made changes to U.S. GAAP, that required U.S. companies, starting in the first quarter of fiscal 2006, to record a charge to earnings for employee stock option grants and other equity incentives. We may have significant and ongoing accounting charges resulting from option grant and other equity awards that could reduce our net income or increase our net loss. In addition, since we have historically used equity-related compensation as a component of our total employee compensation program, the accounting change could make the use of equity-related compensation less attractive to us and therefore make it more difficult to attract and retain employees.In December 2003, the FASB issued the FASB Staff Position FASB Interpretation No. 46 “Consolidation of Variable Interest Entities”, or FSP FIN 46(R). The accounting method under FSP FIN 46(R) may impact our accounting for certain existing or future joint ventures. In the event that we are deemed the primary beneficiary of a Variable Interest Entity (VIE) subject to the accounting of FSP FIN 46(R), we may have to consolidate the assets, liabilities and financial results of the joint venture. This could have an adverse impact on our financial position, gross margin and operating results.

With respect to our existing debt securities, we are not required under U.S. GAAP as presently in effect to record any interest or other expense in connection with our obligation to deliver upon conversion a number of shares (or an equivalent amount of cash) having a value in excess of the outstanding principal amount of the debentures. We refer to this obligation as our “net share obligation”. The accounting method for net share settled convertible securities such as ours is currently under consideration by the FASB. In September 2007, the FASB issued a proposed FASB Staff Position APB 14-a, which clarifies the accounting for convertible debt instruments that may be settled in cash upon conversion. The proposed guidance, if issued in final form, would significantly impact the accounting for our existing debt securities. The proposed guidance would require us to separately account for the liability and equity components of our existing debt securities in a manner that reflects interest expense equal to our non-convertible debt borrowing rate. The proposed guidance, if approved, would be effective for fiscal years beginning after December 15, 2007, and retrospective application would be required for all periods presented. If the proposed position were adopted, it is expected to cause us to incur additional interest expense and potentially increase our cost of capital equipment and future depreciation expense due to capitalized interest, thereby reducing our operating results.

In addition, because the 1.8 million shares of class A common stock loaned to CSI in July 2007 must be returned to us prior to August 1, 2027, we believe that under U.S. GAAP as presently in effect, the borrowed shares will not be considered outstanding for the purpose of computing and reporting our earnings per share. We have a similar belief with respect to the 2.9 million shares of class A common stock we loaned to an affiliate of Lehman Brothers Inc. in connection with our February 2007 offering of 1.25% senior convertible debentures due 2027. This accounting method is also subject to change. If we become required to treat the borrowed shares as outstanding for purposes of computing earnings per share, our earnings per share would be reduced. Any reduction in our earnings per share could cause our stock price to decrease, possibly significantly.

If we fail to maintain an effective system of internal controls, we may not be able to accurately report our financial results or prevent fraud. As a result, current and potential stockholders could lose confidence in our financial reporting, which could harm our business and the trading price of our common stock.

Section 404 of the Sarbanes-Oxley Act of 2002 requires us to evaluate and report on our internal controls over financial reporting and have our independent registered public accounting firm annually attest to the effectiveness of our internal control over financial reporting. We have in the past discovered, and may in the future discover, areas of our internal controls that need improvement. We are complying with Section 404 by strengthening, assessing and testing our system of internal controls to provide the basis for our report. However, the continuous process of strengthening our internal controls and complying with Section 404 is expensive and time consuming, and requires significant management attention. We cannot be certain that these measures will ensure that we will maintain adequate control over our financial processes and reporting, or that we or our independent registered public accounting firm will be able to provide the attestation and opinion required under Section 404 in our Annual Reports on Form 10-K. If we or our independent registered public accounting firm discover a material weakness, the disclosure of that fact, even if quickly remedied, could reduce the market’s confidence in our financial statements and harm our stock price. In addition, future non-compliance with Section 404 could subject us to a variety of administrative sanctions, including the suspension or delisting of our common stock from The Nasdaq Global Market and the inability of registered broker-dealers to make a market in our common stock, which would further reduce our stock price.

The development of a unified system of controls over financial reporting may take a significant amount of management’s time and attention and, if not completed in a timely manner, could negatively impact us.

Prior to our acquisition of SP Systems in January 2007, SP Systems  was not required to report on the effectiveness of its internal controls over financial reporting because it was not subject to the requirements of the Securities Exchange Act of 1934, as amended, or the Exchange Act. In August 2006, the audit committee of SP Systems received a letter from that company’s independent auditors identifying certain material weaknesses in that company’s internal controls over financial reporting relating to that company’s audits of its consolidated financial statements for 2005, 2004 and 2003. These material weaknesses included problems with financial statement close processes and procedures, inadequate accounting resources, unsatisfactory application of the percentage of completion accounting method, inaccurate physical inventory counts, incorrect accounting for complex capital transactions and inadequate disclosure of related party transactions. In addition, SP Systems had to restate its 2004 and 2003 financial statements to correct previously reported amounts primarily related to its contract revenue, contract costs, accrued warranty, California state sales taxes and inventory items. In July 2007, subsequent to our acquisition of SP Systems, its independent auditors completed their audit of SP Systems’ 2006 financial statements. In connection with that audit, our audit committee received a letter from the independent auditors of SP Systems identifying significant deficiencies in SP Systems’ internal controls over financial reporting.

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

Our report on internal controls over financial reporting in our annual report on Form 10-K for the fiscal year ended December 31, 2006 and our quarterly reports on Form 10-Q for the quarters ended April 1, 2007, July 1, 2007 and September 30, 2007 did not include an assessment of SP Systems’ internal controls. We are not required to include SP Systems, which now makes up our Systems Segment, in our report on internal controls until our annual report on Form 10-K for the fiscal year ending December 28, 2008. Unanticipated factors may hinder the effectiveness or delay the integration of our combined internal control systems post-acquisition. We cannot be certain as to whether we will be able to establish an effective, unified system of internal controls over financial reporting in a timely manner, or at all.

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

To the extent we issue class A common stock upon conversion of debentures, the conversion of some or all of such debentures will dilute the ownership interests of existing stockholders, including holders who had previously converted their debentures. Any sales in the public market of the class A common stock issuable upon such conversion could adversely affect prevailing market prices of our class A common stock. In addition, the existence of our outstanding debentures may encourage short selling of our common stock by market participants who expect that the conversion of the debentures could depress the price of our class A common stock.

Substantial future sales or other dispositions of our class A common stock or other securities, or short selling activity, could cause our stock price to fall.

Sales of our class A common stock in the public market or sales of any of our other securities, or the perception that such sales could occur, could cause the market price of our class A common stock to decline. As of September 30, 2007, we had 84,299,860 shares of class A common stock outstanding, and Cypress owned the 44,533,287 outstanding shares of our class B common stock, representing approximately 57% of the total outstanding shares of our common stock. Cypress, its successors in interest and its subsidiaries may convert their shares of our class B common stock into class A common stock at any time. Subject to applicable United States federal and state securities laws, Cypress may sell or distribute to its stockholders any or all of the shares of our common stock that it owns, which may or may not include the sale of a controlling interest in us. In late 2006, Cypress announced that it was exploring ways in which to allow its stockholders to fully realize the value of its investment in our company. Since that date, Cypress has made public statements and taken actions that are consistent with these announcements. In May 2007, Cypress sold 7.5 million shares of our class B common stock to an unaffiliated third party in an offering pursuant to Rule 144 under the Securities Act. Upon the completion of that sale, such shares automatically, by their terms, converted into 7.5 million shares of our class A common stock.

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

We have filed registration statements covering 2,651,454 shares of class A common stock issuable under outstanding options under various equity incentive plans and, as of September 30, 2007, have 718,000 shares reserved for future issuance under our 2005 Stock Incentive Plan. We have also registered for resale up to 4,106,884 shares of class A common stock for resale by holders of former PowerLight shares. Although some of these shares have already been sold into the market, the remaining shares are available for sale, although sales of shares held by former PowerLight shareholders who are now affiliates of SunPower are subject to sales restrictions under the Securities Act. Some of the aggregate of 4,747,132 shares of class A common stock that we lent to underwriters of our debenture offerings are being restricted by such underwriters to facilitate later hedging arrangements of future purchases for debentures in the after-market. These shares may be freely sold into the market by the underwriters at any time, and such sales could depress our stock price. In addition, any hedging activity facilitated by our debenture underwriters would involve short sales or privately negotiated derivatives transactions. These or other similar transactions could further negatively affect our stock price.

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

We currently have, and, as a result of our recent public offering will continue to have, a significant amount of debt and debt service requirements. As of September 30, 2007, after giving effect to our July 2007 offering of debentures, we had $425.0 million of outstanding debt for borrowed money.

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

Our outstanding debentures are our general, unsecured obligations and rank equally in right of payment with all of our existing and future unsubordinated, unsecured indebtedness. All of our $425.0 million in outstanding principal amount of debentures rate equally in right of payment. Our outstanding debentures are effectively subordinated to our existing and any future secured indebtedness we may have to the extent of the value of the assets securing such indebtedness, and structurally subordinated to any existing and future liabilities and other indebtedness of our subsidiaries. These liabilities may include indebtedness, trade payables, guarantees, lease obligations and letter of credit obligations. The debentures do not restrict us or our subsidiaries from incurring indebtedness, including senior secured indebtedness in the future, nor do they limit the amount of indebtedness we can issue that is equal in right of payment.

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

As of September 30, 2007, Cypress owned all 44,533,287 shares of outstanding our class B common stock, representing approximately 57% of the total outstanding shares of our common stock, or approximately 53% of such shares on a fully diluted basis after taking into account outstanding options (or 50% of such shares on a fully diluted basis after taking into account outstanding stock options and loaned shares to underwriters of our convertible indebtedness), and 90% of the voting power of our outstanding capital stock.

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

For the reasons described above, Cypress may be unwilling to support certain corporate transactions proposed by us that could dilute its ownership below 40%, including financings or acquisitions effected through the issuance of our securities. In addition, Cypress may have tax-related or other objectives that cause it to be unwilling to support these or other transactions that dilute its ownership below 50%. Cypress’s voting control may also discourage transactions involving a change of control of SunPower, including transactions in which holders of our class A common stock might otherwise receive a premium for their shares over the then current market price. After the expiration of such period, Cypress is not prohibited from selling a controlling interest in us to a third party and may do so without approval of holders of our class A common stock and without providing for a purchase of our class A common stock. Accordingly, shares of our class A common stock may be worth less than they would be if Cypress did not maintain voting control over us.

Our ability to continue to manufacture our solar cells in our current facilities with our current and planned manufacturing capacities, and therefore to maintain and increase revenue and achieve profitability, depends to a large extent upon the continued success of our relationship with Cypress.

We manufacture our solar cells in a Philippines manufacturing facility which we lease from Cypress, with the option to purchase the facility. We are in the process of expanding existing facilities for solar and panel assembly. If we are unable to expand in our current facility or are required to move our manufacturing facility, we would incur significant expenses as well as lost sales. Furthermore, we may not be able to locate a facility that meets our needs on terms acceptable to us. Any of these circumstances would increase our expenses and decrease our total revenue and could prevent us from sustaining profitability.

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

We have entered into a tax sharing agreement with Cypress, under which we and Cypress agree to indemnify one another for certain taxes and similar obligations that the other party could incur under certain circumstances. In general, we will be responsible for taxes relating to our business. Furthermore, we may be held jointly and severally liable for taxes determined on a consolidated basis for the entire Cypress group for any particular taxable year that we are a member of the group even though Cypress is required to indemnify us for its taxes pursuant to the tax sharing agreement. As of June 2006, we ceased to be a member of the Cypress consolidated group for federal income tax purposes or state income tax purposes. Thus, to the extent that we become entitled to utilize on our separate tax returns portions of those credit or loss carryforwards existing as of such date, we will distribute to Cypress the tax effect (estimated to be 34% for federal income tax purposes) of the amount of such tax loss carryforwards so utilized and the amount of any credit carryforwards so utilized. We will distribute these amounts to Cypress in cash or in our shares, at our option. Accordingly, we will be subject to the obligations payable to Cypress for any federal income tax credit or loss carryforwards utilized in our federal tax returns. As of December 31, 2006, we had $28.0 million of federal net operating loss carryforwards and approximately $4.8 million of California net operating loss carryforwards, meaning that such potential future payments to Cypress, which would be made over a period of several years, would therefore aggregate approximately $10.0 million.

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

For example, under the current tax rules, if Cypress was to make a complete distribution of its shares of our class B common stock, and our total outstanding capital stock at the time of such distribution were 84 million shares, unless we qualified for one of several safe harbor exemptions available under the Treasury Regulations, in order to avoid our indemnification obligation to Cypress, we could not, for up two years (or possibly longer if we are acting pursuant to a preexisting plan) from the date of Cypress’ distribution, issue 84 million or more shares of our class A common stock, nor could we participate in one or more transactions (excluding the distribution itself) in which 42 million or more shares of our then-existing class A common stock were to be acquired in connection with a plan or series of related transactions that includes the distribution. In addition, these limits could be lower depending on certain actions that we or Cypress might take before or after a distribution. If we were to participate in such a transaction, assuming Cypress distributed 44,500,000 shares, Cypress’ top marginal income tax rate was 40% for federal and state income tax purposes, the fair market value of our class B common stock was $80.00 per share and Cypress’ tax basis in such stock was $5.00 per share on the date of their distribution, then our liability under our indemnification obligation to Cypress would be approximately $1.3 billion.

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

Some of our directors and executive officers may have conflicts of interest because of their ownership of Cypress common stock, options to acquire Cypress common stock or their positions as executives or directors at Cypress.

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

Cypress is not obligated to distribute to its stockholders or otherwise dispose of the shares of our class B common stock that it beneficially owns, although it might elect to do so in the future. Completion of any distribution transaction could be contingent upon, among other things, the receipt of a favorable tax ruling from the Internal Revenue Service, or IRS, and/or a favorable opinion of Cypress’ tax advisor as to the tax-free nature of such a transaction for U.S. federal income tax purposes.

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

Item 6.                                  Exhibits.

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

4.1

Form of Second Supplemental Indenture, dated July 31, 2007, between SunPower Corporation and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.1 of Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 26, 2007).

10.1†	Credit Agreement, dated July 13, 2007, between SunPower Corporation and Wells Fargo Bank, National Association.

10.2†	Security Agreement, dated July 13, 2007, between SunPower Corporation and Wells Fargo Bank, National Association.

10.3	Continuing Guaranty, dated July 13, 2007, between SunPower North America, Inc., SunPower Corporation, Systems, and Wells Fargo Bank, National Association.

10.4†	Long-Term Supply Agreement II, dated July 16, 2007, between SunPower Corporation and Hemlock Semiconductor Corporation.

10.5

Share Lending Agreement, dated July 25, 2007, between SunPower Corporation and Credit Suisse International (incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 26, 2007).

10.6

Amended and Restated Share Lending Agreement, dated July 25, 2007, between SunPower Corporation and Lehman Brothers International (Europe) Limited (incorporated by reference to Exhibit 10.2 of Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 26, 2007).

10.7†	Long-Term Ingot and Wafer Supply Agreement, dated August 9, 2007, between SunPower Corporation and NorSun AS.

10.8†	Long-Term Polysilicon Supply Agreement, dated August 9, 2007, between SunPower Corporation and NorSun AS.

10.9	First Amendment to Credit Agreement, dated August 20, 2007, between SunPower Corporation and Wells Fargo Bank, National Association.

10.10	Second Amendment to Credit Agreement, dated August 31, 2007, between SunPower Corporation and Wells Fargo Bank, National Association.

10.11†	Supply Agreement, dated September 20, 2007, between SunPower Corporation and Wacker Chemie AG.

10.12†	Wafering Supply and Sales Agreement, dated October 1, 2007, between SunPower Philippines Manufacturing Ltd. and First Philec Solar Corp.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†         Confidential treatment has been requested for portions of this exhibit.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

SUNPOWER CORPORATION

Date	November 8, 2007	/s/ EMMANUEL T. HERNANDEZ
Emmanuel T. Hernandez
Chief Financial Officer
(as the Principal Financial Officer
and Chief Accounting Officer)

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

4.1

Form of Second Supplemental Indenture, dated July 31, 2007, between SunPower Corporation and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.1 of Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 26, 2007).

10.1†	Credit Agreement, dated July 13, 2007, between SunPower Corporation and Wells Fargo Bank, National Association.

10.2†	Security Agreement, dated July 13, 2007, between SunPower Corporation and Wells Fargo Bank, National Association.

10.3	Continuing Guaranty, dated July 13, 2007, between SunPower North America, Inc., SunPower Corporation, Systems, and Wells Fargo Bank, National Association.

10.4†	Long-Term Supply Agreement II, dated July 16, 2007, between SunPower Corporation and Hemlock Semiconductor Corporation.

10.5

Share Lending Agreement, dated July 25, 2007, between SunPower Corporation and Credit Suisse International (incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 26, 2007).

10.6

Amended and Restated Share Lending Agreement, dated July 25, 2007, between SunPower Corporation and Lehman Brothers International (Europe) Limited (incorporated by reference to Exhibit 10.2 of Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 26, 2007).

10.7†	Long-Term Ingot and Wafer Supply Agreement, dated August 9, 2007, between SunPower Corporation and NorSun AS.

10.8†	Long-Term Polysilicon Supply Agreement, dated August 9, 2007, between SunPower Corporation and NorSun AS.

10.9	First Amendment to Credit Agreement, dated August 20, 2007, between SunPower Corporation and Wells Fargo Bank, National Association.

10.10	Second Amendment to Credit Agreement, dated August 31, 2007, between SunPower Corporation and Wells Fargo Bank, National Association.

10.11†	Supply Agreement, dated September 20, 2007, between SunPower Corporation and Wacker Chemie AG.

10.12†	Wafering Supply and Sales Agreement, dated October 1, 2007, between SunPower Philippines Manufacturing Ltd. and First Philec Solar Corp.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†         Confidential treatment has been requested for portions of this exhibit.