Form 10-Q/A
period 2007-09-30
SUNPOWER CORP
filed 2007-11-20
CIK 867773

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A for the quarter ended September 30, 2007, is being filed for the purpose of amending and revising certain statements made in Part I. Financial Information, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” that was filed on November 8, 2007. The Quarterly Report indicated that, by the end of 2008, we plan to operate 12 solar cell manufacturing lines with an aggregate manufacturing capacity of 306 megawatts per year. This amendment clarifies that, by the end of 2008, we plan to operate 12 solar cell manufacturing lines with an aggregate manufacturing capacity of 414 megawatts per year. The Quarterly Report also indicated we currently operate six solar cell manufacturing lines with total production capacity of 214 megawatts per year. This amendment clarifies that we currently operate six solar cell manufacturing lines with total production capacity of 174 megawatts per year. This amendment to the Quarterly Report does not alter or affect any other part or any other information originally set forth in the Quarterly Report. There is no impact on the financial statements or notes to the condensed consolidated financial statements of the Quarterly Report. This amendment continues to speak as of the date of the Quarterly Report. We have not updated the disclosures contained in this amendment to reflect any events that occurred at a date subsequent to the filing of the Quarterly Report. The filing of this amendment is not a representation that any statements contained in the Quarterly Report or this amendment are true or complete as of any date subsequent to the date of the Quarterly Report.

Our stated plan to operate 12 solar cell manufacturing lines, by the end of 2008, with an aggregate manufacturing capacity of 414 megawatts per year, constitutes a forward-looking statement within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Please see “Part I. Financial Information, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for additional information on and a cautionary statement regarding forward-looking statements.

SunPower Corporation

PART I.  FINANCIAL INFORMATION

Item 2.                                  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements are statements that do not represent historical facts. We use words such as ““may,” “will,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” and “continue” and similar expressions to identify forward-looking statements. Forward-looking statements in this Quarterly Report on Form 10-Q include, but are not limited to, the company’s plans and expectations regarding our ability to obtain polysilicon ingots or wafers, future financial results, operating results, business strategies, projected costs, products, competitive positions, management’s plans and objectives for future operations, and industry trends. These forward-looking statements are based on information available to us as of the date of this release and current expectations, forecasts and assumptions and involve a number of risks and uncertainties that could cause actual results to differ materially from those anticipated by these forward-looking statements. Such risks and uncertainties include a variety of factors, some of which are beyond our control. Please see “PART II. OTHER INFORMATION, Item 1A. Risk Factors” for additional information on risks and our other filings with the Securities and Exchange Commission. These forward-looking statements should not be relied upon as representing our views as of any subsequent date, and we are under no obligation to, and expressly disclaim any responsibility to, update or alter our forward-looking statements, whether as a result of new information, future events or otherwise.

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

We manufacture our solar cells at our manufacturing facilities in the Philippines. We currently operate four cell manufacturing lines in our first solar cell manufacturing facility, with a total rated manufacturing capacity of approximately 108 megawatts per year. In addition, we recently began operating the first two lines in a second solar cell manufacturing facility in the Philippines, which is designed to house up to twelve manufacturing lines. We expect three manufacturing lines in this new facility to be operational by the end of 2007, resulting in a total of seven manufacturing lines with an aggregate production capacity of 214 megawatts per year. By the end of 2008, we plan to operate 12 solar cell manufacturing lines with an aggregate manufacturing capacity of 414 megawatts per year. We have previously announced plans to begin production as soon as late 2009 on the first line of a third solar cell manufacturing facility designed to have an aggregate manufacturing capacity of 500 megawatts per year.

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

Our components segment gross profit each quarter is affected by a number of factors, including average selling prices for our products, our product mix, our actual manufacturing costs, the utilization rate of our wafer fabrication facility and changes in amortization of intangible assets. To date demand for our solar power products has been robust and our production output has increased allowing us to spread a significant amount of our fixed costs over relatively high production volume, thereby reducing our per unit fixed cost. We currently operate six solar cell manufacturing lines with total production capacity of 174 megawatts per year with the 5th and 6th lines located in our second building in the Philippines that is expected to eventually house 12 solar cell production lines with a total factory output capacity of approximately 466 megawatts per year. As we build additional manufacturing lines or facilities, our fixed costs will increase, and the overall utilization rate of our wafer fabrication facilities could decline, which could negatively impact our gross profit. This decline may continue until a line’s manufacturing output reaches its rated practical capacity.

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

Item 6.            Exhibits.

Exhibit Number	Description

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

SUNPOWER CORPORATION

Date	November 19, 2007	/s/ EMMANUEL T. HERNANDEZ
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