Form 10-K
period 2007-12-30
SUNPOWER CORP
filed 2008-03-03
CIK 867773

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________

FORM 10-K
_____________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 30, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

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

None
(Title of Class)
_____________________

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☒    No  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 of Section 15(d) of the Act. Yes  ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large Accelerated Filer ☒	Accelerated Filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The aggregate market value of the voting stock held by non-affiliates of the registrant on July 1, 2007 was $2.0 billion. Such aggregate market value was computed by reference to the closing price of the common stock as reported on the Nasdaq Global Market on July 1, 2007. For purposes of determining this amount only, the registrant has defined affiliates as including the executive officers and directors of registrant on July 1, 2007.
The total number of outstanding shares of the registrant’s class A common stock as of February 22, 2008 was 39,855,258.
The total number of outstanding shares of the registrant’s class B common stock as of February 22, 2008 was 44,533,287.

DOCUMENTS INCORPORATED BY REFERENCE

Parts of the registrant’s definitive proxy statement for the registrant’s Annual Meeting of Stockholders for the fiscal year ended December 30, 2007 are incorporated by reference in Items 10, 11, 12, 13 and 14 of Part III of this Annual Report on Form 10-K.

Cautionary Statement Regarding Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements are statements that do not represent historical facts. We use words such as “may,” “will,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “continue” and similar expressions to identify forward-looking statements. Forward-looking statements in this Annual Report on Form 10-K include, but are not limited to, our plans and expectations regarding our ability to obtain polysilicon ingots or wafers, future financial results, operating results, business strategies, projected costs, products, competitive positions, management’s plans and objectives for future operations, and industry trends. These forward-looking statements are based on information available to us as of the date of this Annual Report on Form 10-K and current expectations, forecasts and assumptions and involve a number of risks and uncertainties that could cause actual results to differ materially from those anticipated by these forward-looking statements. Such risks and uncertainties include a variety of factors, some of which are beyond our control. Please see “Item 1A: Risk Factors” and our other filings with the Securities and Exchange Commission for additional information on risks and uncertainties that could cause actual results to differ. These forward-looking statements should not be relied upon as representing our views as of any subsequent date, and we are under no obligation to, and expressly disclaim any responsibility to, update or alter our forward-looking statements, whether as a result of new information, future events or otherwise.

The following information should be read in conjunction with the Consolidated Financial Statements and the accompanying Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K. Our fiscal year ends on the Sunday closest to the end of the applicable calendar year. All references to fiscal periods apply to our fiscal quarters or year which ends on the Sunday closest to the calendar month end.

PART I

ITEM 1: BUSINESS

We are a vertically integrated solar products and services company that designs, manufactures and markets high-performance solar electric power technologies. Our solar cells and solar panels are manufactured using proprietary processes and technologies based on more than 15 years of research and development. We believe our solar cells have the highest conversion efficiency, a measurement of the amount of sunlight converted by the solar cell into electricity, of all the solar cells available for the mass market. Our solar power products are sold through our components business segment, or our components segment. In January 2007, we acquired PowerLight Corporation, or PowerLight, now known as SunPower Corporation, Systems, or SP Systems, which developed, engineered, manufactured and delivered large-scale solar power systems. These activities are now performed by our systems business segment, or our systems segment. Our solar power systems, which generate electric energy, integrate solar cells and panels manufactured by us as well as other suppliers. For more information about financial condition and results of operations of each segment, please see “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 8: Financial Statements and Supplementary Data.”

Business Segments Overview

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

We sell our solar components products to installers and resellers for use in residential and commercial applications where the high efficiency and superior aesthetics of our solar power products provide compelling customer benefits. We also sell products for use in multi-megawatt solar power plant applications. In many situations, we offer a materially lower area-related cost structure for our customers because our solar panels require a substantially smaller roof or land area than conventional solar technology and half or less of the roof or land area of commercial solar thin film technologies. We sell our products primarily in Asia, Europe and North America, principally in regions where government incentives have accelerated solar power adoption. In fiscal 2007, 2006 and 2005, components revenue represented approximately 40%, 100% and 100%, respectively, of total revenue.

We manufacture our solar cells at our manufacturing facilities in the Philippines. We currently operate seven cell manufacturing lines in our solar cell fabrication facilities, with a total rated manufacturing capacity of approximately 214 megawatts per year. By the end of 2008, we plan to operate 12 solar cell manufacturing lines with an aggregate manufacturing capacity of 414 megawatts per year. We plan to begin production as soon as the first quarter of 2010 on the first line of a third solar cell manufacturing facility designed to have an aggregate manufacturing capacity of 500 megawatts per year.

We manufacture our solar panels at our panel manufacturing factory located in the Philippines. Our solar panels are also manufactured for us by a third-party subcontractor in China. We currently operate three solar panel manufacturing lines with a rated manufacturing capacity of 90 megawatts of solar panels per year. In addition, our SunPower branded inverters are manufactured for us by multiple suppliers.

Systems segment:  Our systems segment sells solar power systems and system technology directly to system owners. When we sell a solar power system it may include services such as development, engineering, procurement of permits and equipment, construction management, access to financing, monitoring and maintenance. We believe our solar systems provide the following benefits compared with competitors’ systems:

•	superior performance delivered by maximizing energy delivery and financial return through systems technology design;

•	superior systems design to meet customer needs and reduce cost, including non-penetrating, fast-install technology; and

•	superior channel breadth and delivery capability including turnkey systems.

Our systems segment is comprised primarily of the business we acquired from SP Systems in January 2007. Our customers include commercial and governmental entities, investors, utilities and production home builders. We work with development, construction, system integration and financing companies to deliver our solar power systems to customers. Our solar power systems are designed to generate electricity over a system life typically exceeding 25 years and are principally designed to be used in large-scale applications with system ratings of typically more than 500 kilowatts. Worldwide, more than 400 SunPower solar power systems are commissioned or in construction, rated in aggregate at more than 300 megawatts of peak capacity. In fiscal 2007, systems revenue represented approximately 60% of total revenue.

We have solar power system projects completed or in the process of being completed in various countries including Germany, Italy, Portugal, South Korea, Spain and the United States. We sell distributed rooftop and ground-mounted solar power systems as well as central-station power plants. Distributed solar power systems are typically rated at more than 500 kilowatts of capacity to provide a supplemental, distributed source of electricity for a customer’s facility. Many customers choose to purchase solar electricity from our systems under a power purchase agreement with a financing company which buys the system from us. For example, we recently completed the construction of an approximately 14 megawatt solar power plant at Nellis Air Force Base in Nevada, which will be operated under a power purchase agreement structure with a financier. In Europe and South Korea, our products and systems are typically purchased by a financing company and operated as a central station solar power plant. These power plants are rated with capacities of approximately one to 20 megawatts, and generate electricity for sale under tariff to private and public utilities.

We manufacture certain of our solar power system products at our manufacturing facilities in California and at other facilities located close to our customers. Some of our solar power system products are also manufactured for us by third-party suppliers.

Our Products and Services

Products Sold Through Our Components Segment

Our solar power products include solar cells and solar panels manufactured using proprietary processes and technologies based on more than 15 years of research and development. We also sell a line of branded inverters.

Solar Cells

Solar cells are semiconductor devices that directly convert sunlight into electricity. Our A-300 solar cell is a silicon solar cell with a specified power value of 3.1 watts and a conversion efficiency of between 20% and 21.5%. Our next generation solar cell delivers 3.3 watts with efficiency of up to 22.7% and started shipping in 2007. Our solar cells are designed without highly reflective metal contact grids or current collection ribbons on the front of the solar cells. This feature enables our solar cells to be assembled into solar panels that exhibit a more uniform appearance than conventional solar panels.

Solar Panels

Solar panels are solar cells electrically connected together and encapsulated in a weatherproof package. We believe solar panels made with our solar cells are the highest efficiency solar panels available for the mass market. Because our solar cells are more efficient relative to conventional solar cells, when our solar cells are assembled into panels, the assembly cost per watt is less because more power can be incorporated into a given size package. Higher solar panel efficiency allows installers to mount a solar power system with more power within a given roof or site area and can reduce per watt installation costs.

Inverters

Inverters transform direct current, or DC, electricity produced by solar panels into the more common form of alternating current, or AC, electricity. Inverters are used in virtually every on-grid solar power system and typically feed power either directly into the home electrical circuit or into the utility grid. In North America, we sell a line of branded inverters specifically designed for use in residential and commercial systems. Our inverter product line currently includes approximately twelve models spanning a power range of 2.5 to 5.2 kilowatts. Our packaged system designs optimize performance through the appropriate combination of these inverters with our solar panels. Our units are highly efficient, possessing above-average DC to AC conversion efficiency compared to other commercially available units in their class, according to the California Energy Commission. Our inverters are manufactured for us by Xantrex, SMA Technologie AG and PV Powered. Xantrex is a worldwide leader in power electronics with a specialization in solar power conditioning components, while SMA Technologie AG and PV Powered concentrate specifically in the manufacturing of inverters for the solar electric market.

Products Sold Through Our Systems Segment

Our solar electric power system technology integrates solar cells and solar panels to convert sunlight to electricity. Our systems are principally designed to be used in large-scale utility, commercial, public sector and production home applications.

PowerGuard® Roof System

The PowerGuard® Roof System is a roof-mounted solar panel mounting system that delivers reliable, clean electricity while insulating and protecting the roof. PowerGuard® is a proprietary, pre-engineered solar power roofing tile system. Each PowerGuard® tile consists of a solar laminate, lightweight cement substrate and styrofoam base. Designed for quick and easy installation, PowerGuard® tiles fit together with interlocking tongue-and-groove side surfaces. In addition to generating electricity, PowerGuard® roof systems also insulate and protect the roof membrane from ultraviolet rays and thermal degradation. This saves both heating and cooling energy expenses and extends the roof life. The PowerGuard® roof system has been tested and certified by Underwriters Laboratories Inc., or UL, and has received a UL Class B fire rating which we believe facilitates obtaining building permits and inspector approvals.

The PowerGuard® system resists wind uplift without compromising the rooftop’s structural integrity. In comparison, conventional solar power systems typically penetrate the roof. Systems that require drilling many holes into rooftops to install and secure solar panels may compromise the integrity of the roof and reduce its life span. To avoid drilling holes, certain other conventional systems add weight for stability against wind and weather, which may exceed weight limits for some commercial buildings’ roofs.

PowerGuard® tiles typically weigh approximately four pounds per square foot, which is supported by most commercial rooftops. Our technology integrates this lightweight construction with a patented pressure equalizing design that has been tested to withstand winds of up to 140 mph. PowerGuard® roof systems have been installed in a broad range of climates, including California, Illinois, Hawaii, Massachusetts, Nevada, New Jersey, New York, Canada and Switzerland and a wide variety of building types, from rural single story warehouses to urban high rise structures.

SunPower T-10 Commercial Solar Roof Tiles

SunPower T-10 commercial solar roof tiles are pre-engineered solar panels that tilt at a 10-degree angle to generate up to 10% more annual energy output than traditional flat roof-mounted systems depending on geographic location and local climate conditions. These non-penetrating panels interlock for secure, rapid installation on rooftops without compromising the structural integrity of the roof.

Similar to our PowerGuard® product, the SunPower T-10 commercial roof tile is lightweight, weighing less than four pounds per square foot, and is installed without penetrating the roof surface. Sloped side and rear wind deflectors improve wind performance, allowing T-10 arrays to withstand winds up to 120 miles per hour.

Whereas PowerGuard® performance is optimized in constrained rooftop environments where it contributes to maximum power density, commercial roof tile performance is optimized for larger roofs with less space constraints as well as underutilized tracks of land, such as ground reservoirs.

SunTile® Roof Integrated System for Residential Market

SunTile® is a highly efficient solar power shingle roofing system utilizing our A-300 solar cell technology that is designed to integrate with conventional residential roofing materials. SunTile® solar shingles are designed to replace multiple types of roof panels, including the most common concrete flat, low and high profile “S” tile and composition shingles. We believe that SunTile® is less visible on a roof than conventional solar technology because the solar panel is integrated directly into the roofing material instead of mounted onto the roof. SunTile® has a UL-listed Class A fire rating, which is the highest level of fire rating provided by Underwriters Laboratories Inc. SunTile® is designed to be incorporated by production home builders into the construction of their new homes communities.

Ground Mounted SunPowerTM Tracker Systems

We offer several types of ground-mounted solar power systems using our PowerTracker® technology, now referred to as SunPowerTM Tracker. SunPowerTM Tracker is a single-axis tracking system that automatically pivots solar panels to track the sun’s movement throughout the day. We believe this tracking feature increases the amount of sunlight that is captured and converted into energy by up to 35% over flat or fixed-tilt systems depending on geographic location and local climate conditions. A single motor and drive mechanism can control 10 to 20 rows or more than 200 kilowatts of solar panels. The multi-row feature represents a cost advantage for our customers over dual axis tracking systems, as such systems require more motors, drives, land, and power to operate per kilowatt capacity. The SunPowerTM Tracker system can be assembled onsite, and is easily scalable. We have installed ground-mounted systems integrating SunPowerTM Tracker in a wide range of geographical markets including Arizona, California, Hawaii, Nevada, New Jersey, Germany, Portugal, Spain and South Korea.

Fixed Tilt and SunPowerTM Tracker Systems for Parking Structures

We have developed and patented several designs for solar power systems for parking structures in multiple configurations. These dual use systems typically incorporate solar panels into the roof of a carport or similar structure to deliver onsite solar power while providing shade and protection. Aesthetically pleasing, standardized and scalable, they are well suited for parking lots adjacent to facilities. In addition, we have incorporated our SunPowerTM Tracker technology into certain of our systems for elevated parking structures to provide a differentiated product offering to our customers. We have completed complex parking structure-based systems for clients such as the U.S. Navy, the U.S. Postal Service and Johnson & Johnson.

Other System Offerings

We have other products that leverage our core systems. For example, our metal roof system is designed for sloped-metal roof buildings, which are used in some winery and warehouse applications. This solar power system is designed for rapid installation. We also offer other architectural products such as day lighting with translucent solar panels.

Client Services Sold Through Our Systems Segment

We provide our customers and partners with a variety of services, including system design, energy efficiency, financial consulting and analysis, construction management and maintenance and monitoring.

System Design

We design solar power systems taking into account the customer’s location, site conditions and energy needs. During the preliminary design phase, we conduct a site audit and building assessment for onsite generation feasibility and identify energy efficiency savings opportunities. We model the performance of a proposed system design taking into account variables such as local weather patterns, utility rates and other relevant factors at the customer’s location. We also identify necessary permits and design our systems to comply with applicable building codes and other regulations.

Financial Consulting and Analysis

We offer financial consulting services to our customers using various financing vehicles and government programs. We assist our customers in developing funding strategies for solar power projects depending on a customer’s size, cash flow and tax status. We have partnered with financial companies and organizations such as Morgan Stanley, GE Commercial Finance and MMA Renewable Ventures (a subsidiary of MuniMae), which provide project development financing and bonding for our customers. To date, we have successfully arranged financing for clients ranging from simple loans and tax-advantaged operating leases to long-term, multi-party power purchase agreements.

Construction Management

We offer general contracting services and employ project managers to oversee all aspects of system installation, including securing necessary permits and approvals. Subcontractors, typically electricians and roofers, usually provide the construction labor, tools and heavy equipment for solar system installation. We have developed relationships with subcontractors in many target markets, and require subcontractors to be licensed, carry appropriate insurance and adhere to the local labor and payroll requirements. Our construction management services include system testing, commissioning and management of utility network interconnection.

Maintenance and Monitoring

We also offer post-installation services in support of our solar power systems, including:

Operations and Maintenance: Our systems have a design life in excess of 25 years. We typically provide our customers with a one-, two-, five- or ten-year parts and workmanship system warranty, after which the customer may extend the period covered by our warranty for an additional fee. We also pass through to customers long-term warranties from the original equipment manufacturers of certain system components. Warranties of 20 to 25 years from solar panel suppliers are standard, while inverters typically carry a two-, five- or ten-year warranty. We offer our customers a series of maintenance services ranging from our Standard Service level to our Plus Service level. Standard Service includes continuous remote monitoring of system performance and 72-hour on-site response to any system problem through a qualified local service technician. Plus Service includes annual preventive maintenance as well as certain forms of system testing.

Monitoring: We have developed our proprietary Data Acquisition System, or DAS, to monitor system performance used in most of the commercial systems we install. The DAS continuously scans the performance of the system and local weather data and stores average data for the past 15 minutes in a data logger. An automated daily algorithm determines if systems are performing per specification, and an automated report is generated for our customer service department, allowing for proactive performance diagnostics and maintenance. Customers can access historical or daily system performance data through our customer website www.sunpowermonitor.com. Our customers often choose to install electronic kiosks for flat-panel displays to track performance information at their facility. We believe these displays enhance our brand and educate the public and prospective customers about solar power.

Energy Efficiency Consulting and Related Services Sold Through Our Systems Segment

In addition to our solar power systems, we provide related Energy Efficiency services designed to increase the total return on investment through an integrated, seamless solution. We provide custom solar power generation and demand side management solutions to minimize facility energy use and demand, improve building operation controls and increase the comfort level of building occupants. Our experienced personnel have completed projects that include:

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

Corporate History

We were incorporated as a California Corporation in 1985 by Dr. Richard Swanson to develop and commercialize high-efficiency photovoltaic solar electric cell technology. Cypress Semiconductor Corporation, or Cypress, made a significant investment in SunPower in 2002.  On November 9, 2004, Cypress completed a reverse triangular merger with us in which all of the outstanding minority equity interest of SunPower was retired, giving Cypress 100% ownership of all of our then outstanding shares of capital stock but leaving our unexercised warrants and options outstanding.  In November 2005, we reincorporated in Delaware, created two classes of common stock and held the initial public offering, or IPO, of our class A common stock.  After completion of our IPO, Cypress held approximately 52.0 million shares of our class B common stock, representing all the outstanding shares of our class B common stock.  Shares of our class A common stock trade on the Nasdaq Global Market.

Relationship with Cypress Semiconductor Corporation

On May 4, 2007, Cypress completed the sale of 7.5 million shares of class B common stock in an offering pursuant to Rule 144 of the Securities Act. Such shares converted to 7.5 million shares of class A common stock upon the sale. As of December 30, 2007, including the effect of the sale completed in May 2007, public offerings of class A common stock in June 2006 and July 2007, and issuance of senior convertible debentures in February 2007 and July 2007, Cypress owned approximately 44.5 million shares of class B common stock, which represented approximately 56% of the total outstanding shares of our common stock, or approximately 51% of such shares on a fully diluted basis after taking into account outstanding stock options (or 49% of such shares on a fully diluted basis after taking into account outstanding stock options and shares loaned to underwriters of our convertible indebtedness). Cypress also holds approximately 90% of the voting power of our total outstanding common stock, as our class B common stock has 8 votes per share compared to one vote per share for our class A common stock. Cypress, its successors in interest or its subsidiaries may convert their shares of class B common stock into shares of class A common stock on a one-for-one basis at any time. Cypress announced on October 6, 2006 and reiterated on October 19, 2006 that it was exploring ways in which to allow its stockholders to fully realize the value of its investment in SunPower. Cypress has made public statements since October 19, 2006 that were consistent with these announcements.

We have entered into various agreements with Cypress including a master separation agreement, an employee matters agreement, a tax sharing agreement, a master transition services agreement, a wafer manufacturing agreement, a lease for certain manufacturing assets, an investor rights agreement, and an indemnification and insurance matters agreement. Our lease of a Cypress facility which we use for manufacturing in the Philippines contains an option for us to purchase the facility. See Note 3 of Notes to our Consolidated Financial Statements.

Under the terms of the master transition services agreement, we will pay Cypress for the services provided to us, at Cypress’ cost or at the rate negotiated with Cypress for a period of three years following November 22, 2005 or until a change of control, whichever occurs first. Under the terms of our lease agreement, we will pay Cypress a rate equal to the cost to Cypress for the lease of our Philippines facility until the earlier of 10 years after November 22, 2005 or a change of control of our company. Thereafter, we will pay market rate rent for the facility for the remainder of the 15-year lease. Under the terms of the wafer manufacturing agreement, we pay Cypress to make infrared and imaging detector products for us at prices consistent with the then current Cypress transfer pricing, which is equal to the forecasted cost to Cypress to manufacture the wafers for the next three years or until a change of control of our company. See Note 3 of Notes to our Consolidated Financial Statements.

Cypress delivers high-performance, mixed-signal, programmable solutions that provide customers with rapid time-to-market and exceptional system value. Cypress offerings include the PSoC Programmable System-on-Chip, USB controllers, general-purpose programmable clocks and memories. Cypress also offers wired and wireless connectivity solutions that enhance connectivity and performance in multimedia handsets. Cypress serves numerous markets including consumer, computation, data communications, automotive, industrial and solar power. Cypress trades on the NYSE under the ticker symbol "CY."

PowerLight Acquisition

On January 10, 2007, we completed the acquisition of PowerLight Corporation, or PowerLight. PowerLight was incorporated in California on January 25, 1995 to design, manufacture and install grid-connected commercial solar electric products and systems. PowerLight was the earliest system integrator for commercial applications and developed a broad portfolio of patented designs for rooftop, ground-mounted and tracking system technologies. In connection with the acquisition, total purchase consideration and future stock compensation for the transaction was $334.4 million, consisting of $120.7 million in cash and $213.7 million in common stock, restricted stock, stock options and related acquisition costs. In June 2007, we changed PowerLight’s name to SunPower Corporation, Systems, to capitalize on our strong name recognition.

Research and Development

We engage in extensive research and development efforts to improve solar cell efficiency, enhance our system segment products and reduce manufacturing cost and complexity. Our research and development organization works closely with our manufacturing facility, our equipment suppliers and our customers to improve our solar cell design and lower cell, panel and system product manufacturing and assembly costs. In addition, we have dedicated employees who work closely with our current and potential suppliers of silicon ingots, a key raw material used in the manufacture of our solar cells, to develop specifications that meet our standards and ensure the high quality we require, while at the same time controlling costs.

Our research and development expenditures were approximately $13.6 million, $9.7 million and $6.5 million for the years ended December 30, 2007, December 31, 2006 and January 1, 2006, respectively. We have government contracts that enable us to more rapidly develop new technologies and pursue additional research opportunities while helping to offset our research and development expense. Payments received under these contracts offset our research and development expense by approximately 21%, 8% and 7% in fiscal 2007, 2006 and 2005, respectively. In the third quarter of 2007, we signed a Solar America Initiative agreement with the U.S. Department of Energy in which we were awarded $8.5 million in the first budgetary period. Total funding for the three-year effort is estimated to be $24.7 million. Our cost share requirement under this program, including lower-tier subcontract awards, is anticipated to be $27.9 million. This contract replaced our three-year cost-sharing research and development project with the National Renewable Energy Laboratory, entered into in March 2005, to fund up to $3.0 million or half of the project costs to design our next generation solar panels.

For more information about these grants, including the government’s limited rights to use technology developed as a result of such grants, please see “Item 1A: Risk Factors” including “– Our reliance on government programs to partially fund our research and development programs could impair our ability to commercialize our solar power products and services and increase our research and development expenses.”

Manufacturing

We manufacture our solar cells through our subsidiary, SunPower Philippines Manufacturing Limited, in a 215,000 square foot facility located near Manila in the Philippines. This plant began operations in the fall of 2004 where we currently operate four solar cell manufacturing lines, with a total rated manufacturing capacity of approximately 108 megawatts per year. In August 2006, we purchased a 344,000 square foot building in the Philippines. This facility is approximately 20 miles from our existing facility and is being constructed to house up to 12 solar cell manufacturing lines. We recently began operating three manufacturing lines in the new facility, resulting in a total of seven manufacturing lines with an aggregate production capacity of 214 megawatts per year. By the end of 2008, we plan to operate 12 solar cell manufacturing lines with an aggregate manufacturing capacity of 414 megawatts per year. We plan to begin production as soon as the first quarter of 2010 on the first line of a third solar cell manufacturing facility designed to have an aggregate manufacturing capacity of 500 megawatts per year.

We manufacture our solar panels at our panel manufacturing factory located in the Philippines. Our solar panels are also manufactured for us by a third-party subcontractor in China. We currently operate three solar panel manufacturing lines with a rated manufacturing capacity of 90 megawatts of solar panels per year. In addition, our SunPower branded inverters are manufactured for us by multiple suppliers.

The solar cell value chain starts with high purity silicon called polysilicon. Polysilicon is created by refining quartz or sand. Polysilicon is melted and grown into crystalline ingots by companies specializing in ingot growth. We procure silicon ingots from these suppliers on a contractual basis and then slice the ingots into wafers. The ingots are sliced and the wafers are processed into solar cells in our Philippines manufacturing facility. We also purchase wafers and polysilicon from third-party vendors on a purchase order or contract basis.

Over the past 15 years, we have developed a core competency in processing thin silicon wafers. This proprietary semiconductor processing expertise involves specialized equipment and facilities that we believe allow us to process thin wafers while minimizing breakage and accurately controlling the effect of metallic contaminants and other non-desirable process conditions.

We source the balance of system components based on quality, performance and cost considerations using solar cells and solar panels supplied internally as well as from other third-party suppliers. “Balance of system components” are components of a solar power system other than the solar panels, including mounting structures, SunPowerTM Tracker, inverters, charge controllers, grid interconnection equipment and other devices depending upon the specific requirements of a particular system and project. We generally assemble proprietary components, such as cementitious coatings and certain adhesive applications, while we purchase generally available components from third-party suppliers.

Certain of our products, such as our PowerGuard® and SunTile® products, are assembled at our or a third-party contractor’s assembly plant prior to shipment to the project location. Other products such as our SunPowerTM Tracker and T-10 commercial roof tiles are field assembled with components shipped directly from suppliers. We currently have the capacity to produce up to an aggregate of 20 megawatts of our PowerGuard® and SunTile® products per year, depending on product mix, in our California assembly plant or third-party contractor’s assembly plant.

Supplier Relationships

Crystalline silicon is the leading commercial material for solar cells and is used in several forms, including single-crystalline, or monocrystalline silicon, multicrystalline, or polycrystalline silicon, ribbon and sheet silicon and thin-layer silicon. There is currently an industry-wide shortage of polysilicon, an essential raw material in the production of silicon solar cells. We believe that this shortage will continue through 2008, or potentially for a longer period. The price that we paid for polysilicon increased during 2005 through 2007. We expect our average polysilicon prices to decrease in 2008 based on our existing supply arrangements with vendors. For more information about the general availability of polysilicon, ingots and wafers, and our procurement efforts, please see “Item 1A: Risk Factors” including “– The solar power industry is currently experiencing an industry-wide shortage of polysilicon. This shortage poses several risks to our business, including possible constraints on revenue growth and possible decreases in our gross margins and profitability.”

With respect to supplies for our components segment, we purchase polysilicon, silicon ingots, inverters, solar panels and a balance of system components on both a contracted and a purchase order basis. We have contracted with some of our suppliers for multi-year supply agreements. Under such agreements, we have annual minimum purchase obligations. Many of these agreements include liquidated damages if either party fails to perform. To date, we have experienced minimal shipment delays in ingot and wafer supply under these multi-year supply agreements.

With respect to supplies for our systems segment, we are able to utilize solar panels from various manufacturers depending on power, performance and cost requirements for our construction projects. We historically partnered, and intend to continue to partner, with solar cell and panel manufacturers that offer the most advanced solar panel technologies and the highest quality products, including Evergreen Solar, Inc., Mitsui Comtek Corp., a distributor for Sanyo Electronics  Co., Ltd and Q-Cells Aktiengesellschaft.

For suppliers operating under purchase orders, we structure our agreements as firm purchase orders at a predetermined price or non-binding forecasts of our annual or quarterly product needs to our suppliers and then periodically issue purchase orders for specific projects. These suppliers are generally under no legal obligation to supply inverters, solar panels or other components or raw materials to us until they have accepted our purchase orders. We have experienced situations in which pricing terms and quantity commitments under accepted purchase orders were not honored as a result of the polysilicon shortage.

Customers

Components Customers

We currently sell our solar power products to system integrators and original equipment manufacturers, or OEMs. System integrators typically design and sell complete systems that include our solar panels along with other system components. Our system integrators also incorporate inverters we provide for their system offerings. OEMs typically incorporate our A-300 solar cells into specialty solar panels designed for specific applications. We sell our products in countries in Europe, Asia and North America, principally in regions where government incentives have accelerated solar power adoption.

We currently work with a number of customers who have specific expertise and capabilities in a given market segment or geographic region. As we expand our manufacturing capacity, we anticipate developing additional customer relationships in other markets and geographic regions to continue to decrease our customer concentration and dependence. To date, a substantial amount of our components revenue from our solar power products has been generated from two systems integrator customers in Europe, Conergy AG, or Conergy, and Solon AG, or Solon. Conergy accounted for approximately 7%, 25% and 45% of our total revenue in fiscal 2007, 2006 and 2005, respectively. Solon accounted for approximately 9%, 24% and 16% of our total revenue in fiscal 2007, 2006 and 2005, respectively. Before our acquisition of PowerLight, PowerLight accounted for 16% of our total combined revenue in fiscal 2006. International sales comprise the majority of component revenue and represented approximately 64%, 68% and 70% of component revenue in fiscal 2007, 2006 and 2005, respectively. We anticipate that a significant amount of our total revenue will continue to be generated by sales to customers outside the United States. A significant portion of our sales are denominated in Euros. A table providing total revenue by geography for the last three fiscal years is found in Note 18 to Consolidated Financial Statements in "Item 8: Financial Statements and Supplementary Data."

Systems Customers

Our direct and indirect customers include commercial and governmental entities, investors, electric utilities, production home builders and homeowners. We work with construction, system integration and financing companies to deliver our solar power systems to the end-users of electricity. We often work with financing companies that purchase solar power systems from us, and then sell solar electricity generated from these systems under power purchase agreements to end-users.  Under power purchase agreements, the end-users pay the financing companies over an extended period of time based on energy they consume from the solar power systems, rather than paying for the full capital cost of purchasing the solar power systems up front. Worldwide, more than 400 SunPower solar power systems are commissioned or in construction, rated in aggregate at more than 300 megawatts of peak capacity. In addition, our new homes division and our dealer network have deployed thousands of SunPower rooftop solar systems to residential customers. We have solar power system projects completed or in the process of being completed in various countries including Germany, Italy, Portugal, South Korea, Spain and the United States.

Domestic and international systems sales represented approximately 51% and 49%, respectively, of our systems segment’s revenue in fiscal 2007. Installations in Spain, California and Nevada accounted for 46%, 24% and 22%, respectively, of our systems revenue for the year ended December 30, 2007. In January 2007, we completed the installation of a single system in Serpa, Portugal, rated at over eleven megawatts. In December 2007, we completed the construction of an approximately 14 megawatt solar power plant at Nellis Air Force Base in Nevada that currently represents the largest installed solar power project in North America. During fiscal 2007, approximately 60% of our United States systems revenue was derived from public sector projects and the other 40% was derived from the private sector. We have developed long-standing relationships with many of our customers. For the year ended December 30, 2007, an estimated 85% of our systems segment revenues came from pre-existing direct or indirect customers. Our largest systems customers for fiscal 2007 were SolarPack Corporacion Technologica, S.L. in Spain and MMA Renewable Ventures (a subsidiary of MuniMae), whose revenue accounted for approximately 18% and 16%, respectively, of our total revenue in fiscal 2007.

Marketing and Sales

We market and sell solar electric power technologies worldwide through a direct sales force. We have direct sales personnel or representatives in Spain, Germany, Italy, Singapore, Switzerland, Korea and the United States. We also partner with certain value-added resellers, or VARs, throughout the world. Approximately 85%, 73% and 98% of our revenue for the years ended December 30, 2007, December 31, 2006 and January 1, 2006, respectively, were derived through our direct sales force and sales affiliates, with the remainder from VARs. We provide warranty coverage on systems we sell through our direct sales force, sales affiliates and VARs. To the extent we sell through VARs, we may provide system design and support services while the VARs are responsible for construction, maintenance and service.

Our marketing programs include conferences and technology seminars, sales training, public relations and advertising. Our sales and marketing group works closely with our research and development and manufacturing groups to align our product development roadmap. Our sales and marketing group also coordinates our product launches and ongoing demand and supply planning with our development, operations and sales groups, as well as with our customers, direct sales representatives and distributors. We support our customers through our field application engineering and customer support organizations. Please see Note 18 of Notes to our Consolidated Financial Statements for information regarding our revenue by geographic region.

Backlog

Components Segment:  Our solar cell, solar panel and inverter sales within the components segment are typically ordered by customers under standard purchase orders with relatively short delivery lead-times. We have entered into long-term supply agreements with certain customers that contain minimum firm purchase commitments. However, products to be delivered and the related delivery schedules under these long-term contracts are generally subject to revision by our customers. Accordingly, our backlog at any particular date is not necessarily representative of actual sales for any succeeding period and we believe that our backlog is not a meaningful indicator of future component revenue.

    Systems Segment:  Our systems segment revenue is primarily comprised of engineering, procurement and construction, or EPC, projects which are governed by customer contracts that require us to deliver functioning solar power systems and are generally completed within 6 to 36 months from the date of the contract signing. In addition, our systems segment also derives revenues from sales of certain solar power products and services that are smaller in scope than an EPC project.  Our systems segment backlog represents the uncompleted portion of contracted projects and totaled approximately $521.2 million as of December 30, 2007, of which approximately $510.2 million is expected to be completed during fiscal 2008.  Our systems segment’s backlog does not include orders for contracts that do not have readily determinable pricing or which are not considered firm by management, such as contracts  in our new homes group that are generally changeable and cancelable at the customer’s option.

Our EPC contracts are often cancelable by our customers under certain situations.  In addition, systems project revenues and related costs are often subject to delays or scope modifications based on change orders agreed to with our customers, or changes in the estimated construction costs to be incurred in completing the project. Accordingly, our systems segment backlog may not be a meaningful indicator of future systems revenue for any particular period of time.

Competition

The market for solar electric power technologies is competitive and continually evolving. We expect to face increased competition, which may result in price reductions, reduced margins or loss of market share. Our components solar products compete with a large number of competitors in the solar power market, including BP Solar International Inc., Evergreen Solar, Inc., First Solar Inc., Kyocera Corporation, Mitsubishi Electric Corporation, Motech Industries Inc., Q-Cells AG, Sanyo Corporation, Sharp Corporation, SolarWorld AG and Suntech Power Holdings Co., Ltd. Some of our competitors have established a stronger market position than ours and have larger resources and recognition than we have. In addition, universities, research institutions and other companies such as First Solar have brought to market alternative technologies such as thin films and concentrators, which may compete with our technology in certain applications. Furthermore, the solar power market in general competes with other sources of renewable energy and conventional power generation.

We believe that the key competitive factors in the market for solar cells and solar panels include:

•	power efficiency and performance;

•	price;

•	aesthetic appearance of solar cells and panels;

•	strength of distribution relationships; and

•	timeliness of new product introductions.

We believe that we compete favorably with respect to these factors.

We may also face competition from some of our customers which may develop products or technologies internally which are competitive with our products, or which may enter into strategic relationships with or acquire existing solar power product providers.

Our systems solar power products and services also compete against other power generation sources including conventional fossil fuels supplied by utilities, other alternative energy sources such as wind, biomass, concentrated solar power and emerging distributed generation technologies such as micro-turbines, sterling engines and fuel cells. We believe solar power has certain advantages when compared to these other power generating technologies. We believe solar power offers a stable power price compared to utility network power, which typically increases as fossil fuel prices increase. In addition, solar power systems are deployed in many sizes and configurations and do not produce air, water and noise emissions. Most other distributed generation technologies create environmental impacts of some sort. The high up-front cost of solar relative to utility network power, however, is the primary market barrier for on-grid applications.

In the large-scale on-grid solar power systems market, we face direct competition from a number of companies, including those that manufacture, distribute, or install solar power systems as well as construction companies that have expanded into the renewable sector. Many of these companies sell our products as well as their own or those of other manufacturers. Our systems segment primary competitors in the United States include BP Solar International, Inc., a subsidiary of BP p.l.c., Conergy Inc., DT Solar, EI Solutions, Inc., GE Energy, a subsidiary of General Electric Corporation, Schott Solar, Inc., Solar Integrated Technologies, Inc., SPG Solar, Inc., Sun Edison LLC, Sunlink Corporation, SunTechnics Installation & Services, Inc., Thompson Technology Industries, Inc. and WorldWater & Power Corporation. Our systems segment primary competitors in Europe include BP Solar, City Solar AG, Conergy (through its subsidiaries AET Alternitive Energie Technik GmbH, SunTechnics Solartechnik GmbH and voltwerk AG), PV-Systemtechnik Gbr, SAG Solarstrom AG, Solon AG and Taufer Solar GmbH. We also compete with several country specific system integrators and large construction companies, such as Fomento de Construccion y Contratas, Elecnor, S.A. and Iberinco in Spain to name a few. In each country where we enter as an EPC contractor we face new competitors who may have strong prior experience in developing energy projects or generally large scale construction projects. In addition, we will occasionally compete with distributed generation equipment suppliers such as Caterpillar, Inc. and Cummins, Inc.

Competition is intense, and many of our competitors have significantly greater access to financial, technical, manufacturing, marketing, management and other resources than we do. Many also have greater name recognition, a more established distribution network and a larger installed base of customers. In addition, many of our competitors have well-established relationships with our current and potential suppliers, resellers and their customers and have extensive knowledge of our target markets.  As a result, our competitors may be able to devote greater resources to the research, development, promotion and sale of their products and respond more quickly to evolving industry standards and changing customer requirements than we can. Consolidation or strategic alliances among our competitors may strengthen these advantages and may provide them greater access to customers or new technologies. We may also face competition from some of our resellers, who may develop products internally that compete with our product and service offerings, or who may enter into strategic relationships with or acquire other existing solar power system providers. To the extent that government funding for research and development grants, customer tax rebates and other programs that promote the use of solar and other renewable forms of energy are limited, we compete for such funds, both directly and indirectly, with other renewable energy providers and customers.

The principal elements of competition in the solar systems market include technical expertise, experience, delivery capabilities, diversity of product offerings, financing structures, marketing and sales, price, product performance, quality and reliability, and technical service and support. We believe that we compete favorably with respect to each of these factors, although we may be at a disadvantage in comparison to larger companies with broader product lines and greater technical service and support capabilities and financial resources. If we cannot compete successfully in the solar power industry, our operating results and financial condition will be adversely affected.

Intellectual Property

We rely on a combination of patent, copyright, trade secret, trademark and contractual protection to establish and protect our proprietary rights. “SunPower” is our registered trademark in the United States and the European Community for solar cells and panels. We also hold registered trademarks for PowerLight®, PowerGuard®, PowerTracker® and SunTile® in the United States and registered trademarks for PowerLight® and PowerGuard® in the European Community. We are seeking registration of SunPower® marks in a number of foreign jurisdictions where we conduct business. We require our customers to enter into confidentiality and nondisclosure agreements before we disclose any sensitive aspects of our solar cells, technology or business plans, and we typically enter into proprietary information agreements with employees and consultants. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy or otherwise obtain and use our technology. It is difficult to monitor unauthorized use of technology, particularly in foreign countries where the laws may not protect our proprietary rights as fully as laws in the United States. In addition, our competitors may independently develop technology similar to ours.

Although we apply for patents to protect our technology, our revenue is not dependent on any particular patent we own. As of December 30, 2007, including the United States and foreign countries, we had 80 issued patents and over 100 patent applications pending across the entire company. We are co-owners of three additional patents with Honda Giken Kogyo Kabushiki Kaisha. Pending patent applications or any future patent application may or may not result in a patent being issued with the scope of the claims we seek, and issued patents may be challenged, invalidated or declared unenforceable. We intend to continue assessing appropriate opportunities for patent protection of those aspects of our technology, designs, and methodologies and processes that we believe provide significant competitive advantages to us, and for licensing opportunities of new technologies relevant to our business. We additionally rely on trade secret rights to protect our proprietary information and know-how. We employ proprietary processes and customized equipment in our manufacturing facility.

Our precautions may not prevent misappropriation or infringement of our intellectual property. Third parties could infringe or misappropriate our patents, copyrights, trademarks, trade secrets and other proprietary rights. Our failure or inability to adequately protect our intellectual property could materially harm our business. For more information about risks related to our intellectual property, please see “Item 1A: Risk Factors” including “– We are dependent on our intellectual property, and we may face intellectual property infringement claims that could be time-consuming and costly to defend and could result in the loss of significant rights.” and “– One of our key products, the PowerTracker ®, now referred to as SunPowerTM Tracker, was acquired through an assignment and acquisition of the patents associated with the product from a third-party individual, and if we are unable to continue to use this product, our business, prospects, operating results and financial condition would be materially harmed.” and “– We rely substantially upon trade secret laws and contractual restrictions to protect our proprietary rights, and, if these rights are not sufficiently protected, our ability to compete and generate revenue could suffer.” and “– We may not obtain sufficient patent protection on the technology embodied in the solar cells or solar system components we currently manufacture and market, which could harm our competitive position and increase our expenses.”

Public Policy Considerations

Different policy mechanisms have been used by governments to accelerate the adoption of solar power. Examples of customer-focused financial mechanisms include capital cost rebates, performance-based incentives, feed-in tariffs, tax credits and net metering. Capital cost rebates provide funds to customers based on the cost of size of a customer’s solar power system. Performance-based incentives provide funding to a customer based on the energy produced by their solar system. Feed-in tariffs pay customers for solar power system generation based on kilowatt-hours produced, at a rate generally guaranteed for a period of time. Tax credits reduce a customer’s taxes at the time the taxes are due. In the United States and other countries, net metering has often been used as a supplemental program in conjunction with other policy mechanisms. Under net metering, a customer can generate more energy than used, during which periods the electricity meter will spin backwards. During these periods, the customer “lends” electricity to the grid, retrieving an equal amount of power at a later time. Net metering encourages customers to size their systems to match their electricity consumption over a period of time, for example over a month or a year, rather than limiting solar generation to matching customers’ instantaneous electricity use.

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

Employees

As of December 30, 2007, we had approximately 3,530 employees worldwide, including approximately 380 employees located in the United States, 3,110 employees located in the Philippines and 40 employees located in other countries. Of these employees, approximately 3,130 were engaged in manufacturing, 90 employees in construction projects, 10 employees in product assembly, 70 employees in research and development, 150 employees in sales and marketing and 80 employees in general and administrative. None of our employees is covered by a collective bargaining agreement. Some of our services, including certain information technology, legal, tax, treasury and human resources services, are provided by Cypress pursuant to a master transition services agreement between us and Cypress, as further described in Note 3 of Notes to Consolidated Financial Statements. We have never experienced a work stoppage and we believe relations with our employees are good.

Available Information

We make available our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or Section 15(d) of the Securities Exchange Act of 1934 free of charge on our website at www.sunpowercorp.com, as soon as reasonably practicable after they are electronically filed or furnished to the Securities and Exchange Commission, or the SEC. Additionally, copies of materials filed by us with the SEC may be accessed at the SEC’s Public Reference Room at 100 F Street NE, Washington, D.C. or at the SEC’s website at http://www.sec.gov. For information about the SEC’s Public Reference Room, the public may contact 1-800-SEC-0330. Copies of material filed by us with the SEC may also be obtained by writing to us at our corporate headquarters, SunPower Corporation, Attention:  Investor Relations, 3939 North First Street, San Jose, California 95134, or by calling (408) 240-5500. The contents of our website are not incorporated into, or otherwise to be regarded as a part of, this Annual Report on Form 10-K.

ITEM 1A: RISK FACTORS

The following discussion of risk factors contains “forward-looking statements” as discussed in “Item 1: Business” and “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations.” These risk factors may be important to understanding any statement in this Annual Report on Form 10-K or elsewhere. The following information should be read in conjunction with “Item 1: Business” and “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the accompanying Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K.

Our operations and financial results are subject to various risks and uncertainties, including those described below, that could adversely affect our business, financial condition, results of operations, cash flows, and trading price of our common stock. Although we believe that we have identified and discussed below the key risk factors affecting our business, there may be additional risks and uncertainties that are not presently known or that are not currently believed to be significant that may also adversely affect our business, financial condition, results of operations, cash flows, and trading price of our class A common stock.

Risks Related to Our Business

The solar power industry is currently experiencing an industry-wide shortage of polysilicon. This shortage poses several risks to our business, including possible constraints on revenue growth and possible decreases in our gross margins and profitability.

Polysilicon is an essential raw material in our production of solar cells. Polysilicon is created by refining quartz or sand. Polysilicon is melted and grown into crystalline ingots by companies specializing in ingot growth. We procure silicon ingots from these suppliers on a contractual basis and then slice the ingots into wafers. The ingots are sliced and the wafers are processed into solar cells in our Philippines manufacturing facility. We also purchase wafers and polysilicon from third-party vendors.

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

Although we have arrangements with vendors for the supply of what we believe will be an adequate amount of silicon ingots through 2008, our purchase orders are sometimes non-binding in nature. Our estimates regarding our supply needs may not be correct and our purchase orders or our contracts may be cancelled by our suppliers. Additionally, the volume and pricing associated with these purchase orders and contracts may be changed by our suppliers based on market conditions or for other reasons. If our suppliers were to cancel our purchase orders or change the volume or pricing associated with them, we may be unable to meet customer demand for our products, which could cause us to lose customers, market share and revenue. This would have a material negative impact on our business and operating results. If our manufacturing yields decrease significantly, we add manufacturing capacity faster than currently planned or our suppliers cancel or fail to deliver, we may not have made adequate provision for our polysilicon needs for our manufacturing plans through 2008.

In addition, since some of our silicon ingot and wafer arrangements are with suppliers who do not themselves manufacture polysilicon but instead purchase their requirements from other vendors, these suppliers may not be able to obtain sufficient polysilicon to satisfy their contractual obligations to us.

There are a limited number of polysilicon suppliers. Many of our competitors also purchase polysilicon from our suppliers. Some of them also have inter-locking board members with their polysilicon suppliers or have entered into joint ventures or binding supply contracts with their suppliers. Additionally, a substantial amount of our future polysilicon requirements are expected to be sourced by new suppliers that have not yet proven their ability to manufacture large volumes of polysilicon. In some cases we expect that new entrants will provide us with polysilicon, ingots and wafers. The failure of these new entrants to produce adequate supplies of polysilicon, ingots and/or wafers in the quantities and quality we require could adversely affect our ability to grow production volumes and revenues and could also result in a decline in our gross profit margins. Since we have committed to significantly increase our manufacturing output, an inadequate supply of polysilicon would harm us more than it would harm some of our competitors.

Additionally, the steps we have taken to further increase the efficiency of our polysilicon utilization are unproven at volume production levels and may not enable us to realize the cost reductions we anticipate. Given the polysilicon shortage, we believe the efficient use of polysilicon will be critical to our ability to reduce our manufacturing costs. We continue to implement several measures to increase the efficient use of polysilicon in our manufacturing process. For example, we are developing processes to utilize thinner wafers which require less polysilicon and improved wafer-slicing technology to reduce the amount of material lost while slicing wafers, otherwise known as kerf loss. Although we have implemented production using thinner wafers and anticipate further reductions in wafer thickness, these methods may have unforeseen negative consequences on our yields or our solar cell efficiency or reliability once they are put into large-scale commercial production, or they may not enable us to realize the cost reductions we hope to achieve.

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

We do not obtain contracts or commitments from customers for all of the solar panels manufactured with the polysilicon purchased under such firm commitment contracts. Instead, we rely on our long-term internal forecasts to determine the timing of our production schedules and the volume and mix of products to be manufactured, including the estimated quantity of polysilicon, ingots and wafers needed. The level and timing of orders placed by customers may vary for many reasons. As a result, at any particular time, we may have insufficient or excess inventory, which could render us unable to fulfill customer orders or increase our cost of production. In addition, we have negotiated the fixed prices under these supply contracts based on our long-term projections of the future price of polysilicon. If the spot price of polysilicon in future periods is less than the price we have committed to pay either because of new technological developments or any other reason, our cost of production could be comparatively higher than that of competitors who buy polysilicon on the spot market. This would place us at a competitive disadvantage to these competitors, and could materially and adversely affect our business and results of operations.

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

Today, the cost of solar power exceeds retail electric rates in many locations. As a result, federal, state and local government bodies in many countries, most notably Germany, Japan, Spain, Italy, Portugal, France, South Korea and the United States, have provided incentives in the form of feed-in tariffs, rebates, tax credits and other incentives to end users, distributors, system integrators and manufacturers of solar power products to promote the use of solar energy in on-grid applications and to reduce dependency on other forms of energy. These government economic incentives could be reduced or eliminated altogether. For example, Spain has been a strong supporter of solar power products and systems and political changes in Spain could result in significant reductions or eliminations of incentives, including the reduction of feed-in tariffs. In the United States, the federal incentive tax credit for solar installations expires in its current form at year-end 2008, and many commercial customers and third-party financiers are increasingly unwilling to purchase solar systems unless this tax credit is extended. Some solar program incentives expire, decline over time, are limited in total funding or require renewal of authority. Net metering and other operational policies in California or other markets could limit the amount of solar power installed there. For the year ended December 30, 2007, approximately 51% and 46% of our systems segment revenue was generated in the United States and Spain, respectively. Reductions in, or eliminations or expirations of, governmental incentives could result in decreased demand for and lower revenue from our products. Changes in the level or structure of a renewable portfolio standard could also result in decreased demand for and lower revenue or revenue growth from our products.

During the year ended December 30, 2007, a significant share of systems segment revenues were derived from sales of solar power systems to companies formed to develop and operate solar power generation facilities. Such companies have been formed by third-party investors with some frequency in the United States, Spain, South Korea, and Portugal, as these investors seek to benefit from government mandated feed-in tariffs and similar legislation. Our business depends in part on the continuing formation of such companies and the potential revenue source they represent. In deciding whether to form and invest in such companies, potential investors weigh a variety of considerations, including their projected return on investment. Such projections are based on current and proposed federal, state and local laws, particularly tax legislation. Expiration of or changes to these laws, including expiration of the U.S. solar incentive tax credit, amendments to existing tax laws or the introduction of new tax laws, tax court rulings as well as changes in interest rates, administrative guidelines, ordinances and similar rules and regulations could result in different tax assessments and may adversely affect an investor’s projected return on investment, which could have a material adverse effect on our business and results of operations.

The execution of our growth strategy for our systems segment is dependent upon the continued availability of third-party financing arrangements for our customers.

For many of our projects, our customers have entered into agreements to finance the power systems over an extended period of time based on energy savings generated by our solar power systems, rather than pay the full capital cost of purchasing the solar power systems up front. For these types of projects, many of our customers choose to purchase solar electricity under a power purchase agreement with a financing company that purchases the system from us. In the year ended December 30, 2007, approximately 54% of our systems revenue was derived from sales of systems to financing companies that engage in power purchase agreements with end-users of electricity. Of such systems sales to financing companies that engage in power purchase agreements with end-users of electricity, 52% and 43% of systems sales were derived in the United States and Spain, respectively, in fiscal 2007. These structured finance arrangements are complex and may not be feasible in many situations. In addition, customers opting to finance a solar power system may forgo certain tax advantages associated with an outright purchase on an accelerated basis which may make this alternative less attractive for certain potential customers. If customers are unwilling or unable to finance the cost of our products, or if the parties that have historically provided this financing cease to do so, or only do so on terms that are substantially less favorable for us or these customers, our growth will be adversely affected.

The success of our systems segment will depend in part on the continuing formation of such financing companies and the potential revenue source they represent. In deciding whether to form and invest in such financing companies, potential investors weigh a variety of considerations, including their projected return on investment. Such projections are based on current and proposed federal, state and local laws, particularly tax legislation. Changes to these laws, including amendments to existing tax laws or the introduction of new tax laws, tax court rulings as well as changes in administrative guidelines, ordinances and similar rules and regulations could result in different tax consequences which may adversely affect an investor’s projected return on investment, which could have a material adverse effect on our business and results of operations.

MMA Renewable Ventures (a subsidiary of MuniMae, or MMA), is a significant customer of our systems segment, accounting for approximately 16% of our total revenue in fiscal 2007. MMA Renewable Ventures is a financing company that purchases systems from us and engages in power purchase agreements with end-users of electricity. Effective February 6, 2008, the New York Stock Exchange, or NYSE, suspended the trading of the common stock of MMA because MMA announced it will be unable to file its audited 2006 financial statements by March 3, 2008, the deadline imposed by the NYSE. In connection with completing the restatement and filing the Annual Report on Form 10-K for the year ended December 31, 2006, MMA incurred substantial accounting costs. In addition, general economic conditions have led to a severe capital and credit downturn, resulting in a slow-down to at least one element of MMA’s business. MMA’s management has evaluated their financial situation and determined it is not reasonably likely that the current reduction in net cash generated from operations will negatively impact its ability to remain a going concern.  However, in the event MMA Renewable Ventures ceases to be a significant customer of ours or fails to pay us in a timely manner, it could have a material adverse effect on our future results of operations.

We may be unable to achieve our goal of reducing the cost of installed solar systems by 50 percent by 2012, which may negatively impact our ability to sell our products in a competitive environment, resulting in lower revenues, gross margins and earnings.

To reduce the cost of installed solar systems by 50 percent by 2012, as compared against the cost in 2006, we will have to achieve cost savings across the entire value chain from designing to manufacturing to distributing to selling and ultimately to installing solar systems. We have identified specific areas of potential savings and are pursuing targeted goals. However, such cost savings are dependent upon decreasing silicon prices and lowering manufacturing costs. As part of our announced strategy, we have entered into long-term silicon supply agreements to promote an adequate supply of raw material as well as to reduce the overall cost of such raw material. Additionally, we are increasing production capacity at our existing manufacturing facilities while seeking to improve efficiencies. We also expect to develop additional manufacturing capacity. As a result, we expect these improvements will decrease our per unit production costs. However, if we are unsuccessful in our efforts to reduce the cost of installed solar systems by 50 percent by 2012, our revenues, gross margins and earnings may be negatively impacted in the competitive environment and particularly in the event that governmental and fiscal incentives are reduced or an increase in the global supply of solar cells and solar panels causes substantial downward pressure on prices of our products.

We may not be able to increase or sustain our recent growth rate, and we may not be able to manage our future growth effectively.

We may not be able to continue to expand our business or manage future growth. We plan to significantly increase our production capacity between 2008 and 2010. To do so will require successful execution of expanding our existing manufacturing facilities, developing new manufacturing facilities, ensuring delivery of adequate polysilicon and ingots, developing more efficient wafer-slicing methods, maintaining adequate liquidity and financial resources, and continuing to increase our revenues from operations. Expanding our manufacturing facilities or developing facilities may be delayed by difficulties such as unavailability of equipment or supplies or equipment malfunction. Ensuring delivery of adequate polysilicon and ingots is subject to many market risks including scarcity, significant price fluctuations and competition. Maintaining adequate liquidity is dependent upon a variety of factors including continued revenues from operations and compliance with our indentures and credit agreements. If we are unsuccessful in any of these areas, we may not be able to achieve our growth strategy and increase production capacity as planned during the foreseeable future.

Prior to our acquisition, SP Systems experienced significant revenue growth due primarily to the development and market acceptance of its PowerGuard ® roof system, the acquisition and introduction of its PowerTracker ® ground and elevated parking systems, its development of other technologies and increasing global interest and demand for renewable energy sources, including solar power generation. As a result, SP Systems increased its revenues in a relatively short period of time. Its annual revenue increased from $50.9 million in 2003 to $87.6 million in 2004 to $107.8 million in 2005 to $243.4 million in 2006. As a result of our acquisition involving SP Systems, our systems segment revenue for the year ended December 30, 2007 was $464.2 million. We may not experience similar growth of our total revenue or even similar growth of our systems segment revenue in future periods. Accordingly, investors should not rely on the results of any prior quarterly or annual period as an indication of our future operating performance.

Our recent expansion has placed, and our planned expansion and any other future expansion will continue to place, a significant strain on our management, personnel, systems and resources. We plan to purchase additional equipment to significantly expand our manufacturing capacity and to hire additional employees to support an increase in manufacturing, research and development and our sales and marketing efforts. We had approximately 3,530 full-time employees as of December 30, 2007, and we anticipate that we will need to hire a significant number of highly skilled technical, manufacturing, sales, marketing, administrative and accounting personnel. The competition for qualified personnel is intense in our industry. We may not be successful in attracting and retaining sufficient numbers of qualified personnel to support our anticipated growth. To successfully manage our growth and handle the responsibilities of being a public company, we believe we must effectively:

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

In our components segment, our current standard product warranty for our solar panels includes a 10-year warranty period for defects in materials and workmanship and a 25-year warranty period for declines in power performance as well as a one-year warranty on the functionality of our solar cells. We believe our warranty periods are consistent with industry practice. Due to the long warranty period and our proprietary technology, we bear the risk of extensive warranty claims long after we have shipped product and recognized revenue. We have sold solar cells only since late 2004. Any increase in the defect rate of our products would cause us to increase the amount of warranty reserves and have a corresponding negative impact on our results. Although we conduct accelerated testing of our solar cells and have several years of experience with our all back contact cell architecture, our solar panels have not and cannot be tested in an environment simulating the 25-year warranty period. As a result of the foregoing, we may be subject to unexpected warranty expense, which in turn would harm our financial results.

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

Prior to our acquisition of SP Systems, one of SP System’s major panel suppliers at the time, AstroPower, Inc., filed for bankruptcy in February 2004. SP Systems had installed solar systems incorporating over 30,000 AstroPower panels, of which approximately 19,000 panels are still under warranty. The majority of these warranties expire by 2022. While we have not experienced a significant number of warranty or other claims related to the installed AstroPower panels, we may in the future incur significant unreimbursable expenses in connection with the repair or replacement of these panels, which could have a material adverse effect on our business and results of operations. In addition, another major supplier of solar panels notified us of a product defect that may affect a substantial number of panels installed by SP Systems between 2002 and September 2006. If the supplier does not perform its contractual obligations to remediate the defective panels, we will be exposed to those costs it would incur under the warranty with SP Systems’ customers.

The competitive environment in which our systems business operates often requires us to arrange financing for our customer’s projects and/or undertake post-sale customer obligations.  If we are unable to arrange adequate financing or if our post-sale customer obligations are more costly than expected, our revenue and financial results could be materially adversely affected.

We arrange third-party financing for most of our end customer’s solar projects that we install through our systems segment. Additionally, we are often required as a condition of financing or at the request of our end customer to undertake certain post-sale obligations such as:

•	System output performance guaranties;

•	System maintenance;

•	Liquidated damage payments or customer termination rights if the system we are constructing is not commissioned within specified timeframes;

•	Guaranties of certain minimum residual value of the system at specified future dates; and

•	System put-rights whereby we could be required buy-back a customer’s system at fair value on specified future dates.

    Such financing arrangements and post-sale obligations involve complex accounting analyses and judgments regarding the timing of revenue and expense recognition and in certain situations these factors may require us to defer revenue recognition until projects are completed, which could adversely affect revenue and profits in a particular period.  Moreover, if we are unable to arrange adequate financing or if our post-sale customer obligations are more costly than expected, our revenue and financial results could be materially adversely affected.

Our systems segment acts as the general contractor for our customers in connection with the installations of our solar power systems and is subject to risks associated with construction, cost overruns, delays and other contingencies tied to performance bonds and letters of credit, which could have a material adverse effect on our business and results of operations.

Our systems segment acts as the general contractor for our customers in connection with the installation of our solar power systems. All essential costs are estimated at the time of entering into the sales contract for a particular project, and these are reflected in the overall price that we charge our customers for the project. These cost estimates are preliminary and may or may not be covered by contracts between us or the other project developers, subcontractors, suppliers and other parties to the project. In addition, we require qualified, licensed subcontractors to install most of our systems. Shortages of such skilled labor could significantly delay a project or otherwise increase our costs. Should miscalculations in planning a project or defective or late execution occur, we may not achieve our expected margins or cover our costs. Also, some systems customers require performance bonds issued by a bonding agency or letters of credit issued by financial institutions. Due to the general performance risk inherent in construction activities, it has become increasingly difficult recently to secure suitable bonding agencies willing to provide performance bonding, and obtaining letters of credit requires adequate collateral because we have not obtained a credit rating. In the event we are unable to obtain bonding or sufficient letters of credit, we will be unable to bid on, or enter into, sales contracts requiring such bonding.

In addition, some of our larger systems customers require that we pay substantial liquidated damages for each day or other period its solar installation is not completed beyond an agreed target date, up to and including the return of the entire project sale price. This is particularly true in Europe, where long-term, fixed feed-in tariffs available to investors are typically set during a prescribed period of project completion, but the fixed amount declines over time for projects completed in subsequent periods. In addition, investors often require that the solar power system generate specified levels of electricity in order to maintain their investment returns, allocating substantial risk and financial penalties to us if those levels are not achieved, up to and including the return of the entire project sale price. Furthermore, our customers often require protections in the form of conditional payments, payment retentions or holdbacks, and similar arrangements that condition its future payments on performance. Delays in solar panel or other supply shipments, other construction delays, unexpected performance problems in electricity generation or other events could cause us to fail to meet these performance criteria, resulting in unanticipated and severe revenue and earnings losses and financial penalties. Construction delays are often caused by inclement weather, failure to timely receive necessary approvals and permits, or delays in obtaining necessary solar panels, inverters or other materials. All such risks could have a material adverse effect on our business and results of operations.

A limited number of components customers are expected to continue to comprise a significant portion of our revenues and any decrease in revenue from these customers could have a material adverse effect on us.

Even though our customer base is expected to increase and our revenue streams to diversify, a substantial portion of our net revenues could continue to depend on sales to a limited number of customers. Currently, our largest components segment customers are Conergy and Solon. Conergy and Solon individually accounted for less than 10% of total revenue for the year ended December 30, 2007. However, the loss of sales to either of these customers would have a significant negative impact on our business. Our agreements with these customers may be cancelled if we fail to meet certain product specifications or materially breach the agreement or in the event of bankruptcy, and our customers may seek to renegotiate the terms of current agreements or renewals. Most of the solar panels we sell to the European market are sold through our agreement with Conergy, and we may enter into similar agreements in the future.

In November 2007, Conergy announced that it was experiencing a liquidity shortfall. These liquidity issues were subsequently resolved through interim financing from banks. In addition, Conergy is currently undergoing a reorganization which includes changes in the composition of management, discontinuation of certain non-core businesses and headcount reductions. Conergy’s management has evaluated their financial situation and determined it is not reasonably likely that the recently experienced shortfall in liquidity and restructuring activities will negatively impact its ability to remain a going concern. However, in the event Conergy ceases to be a significant customer of ours or fails to pay us in a timely manner, it could have a material adverse effect on our future results of operations.

Our operating results will be subject to fluctuations and are inherently unpredictable; if we fail to meet the expectations of securities analysts or investors, our stock price may decline significantly.

Our quarterly revenue and operating results will be difficult to predict and have in the past fluctuated from quarter to quarter. It is possible that our operating results in some quarters will be below market expectations. In particular, our systems segment is difficult to forecast and is susceptible to severe fluctuations in financial results. The amount, timing and mix of sales of our systems segment, often for a single medium or large-scale project, may cause severe fluctuations in our revenue and other financial results. Further, our revenue mix of high margin material sales versus lower margin projects in the systems business segment can fluctuate dramatically quarter to quarter, which may adversely affect our revenue and financial results in any given period.  Finally, our ability to meet project completion schedules for an individual project and the corresponding revenue impact under the percentage-of-completion method of recognizing revenue, may similarly cause severe fluctuations in our revenue and other financial results. This may cause us to miss analysts’ guidance or any future guidance announced by us.

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

Our solar cell production lines are located in our manufacturing facilities in the Philippines, and if we experience interruptions in the operation of these production lines or are unable to add additional production lines, it would likely result in lower revenue and earnings than anticipated.

We currently have seven solar cell manufacturing lines in production which are located at our manufacturing facilities in the Philippines. If our current or future production lines were to experience any problems or downtime, we would be unable to meet our production targets and our business would suffer. If any piece of equipment were to break down or experience downtime, it could cause our production lines to go down. We have started operations in our second solar cell manufacturing facility nearby our existing facility in the Philippines. This expansion has required and will continue to require significant management attention, a significant investment of capital and substantial engineering expenditures and is subject to significant risks including:

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

If we experience any of these or similar difficulties, we may be unable to complete the addition of new production lines on schedule in order to expand our manufacturing facilities and our manufacturing capacity could be substantially constrained. If this were to occur, our per-unit manufacturing costs would increase, we would be unable to increase sales or gross margins as planned and our earnings would likely be materially impaired.

Our systems segment recognizes revenue on a “percentage-of-completion” basis and upon the achievement of contractual milestones and any delay or cancellation of a project could adversely affect our business.

Our systems segment recognizes revenue on a “percentage-of-completion” basis and, as a result, the revenue from this segment is driven by the performance of our contractual obligations, which is generally driven by the timelines of installation of our solar power systems at customer sites. The percentage-of-completion method of accounting for revenue recognition is inherently subjective because it relies on management estimates of total project cost as a basis for recognizing revenue and profit.  Accordingly, revenue and profit we have recognized under the percentage-of-completion method are potentially subject to adjustments in subsequent periods based on refinements in estimated costs of project completion that could materially impact our future revenue and profit.

In connection with our acquisition of SP Systems, we do not recognize revenue from intercompany sales by our components segment to our systems segment. Instead, the sale of our solar panels used for construction projects are included in system segment revenues. This could result in unpredictability of revenue and, in the near term, a revenue decrease. As with any project-related business, there is the potential for delays within any particular customer project. Variation of project timelines and estimates may impact our ability to recognize revenue in a particular period. Moreover, incurring penalties involving the return of the contract price to the customer for failure to timely install one project could negatively impact our ability to continue to recognize revenue on a “percentage-of-completion” basis generally for other projects. In addition, certain customer contracts may include payment milestones due at specified points during a project. Because our systems segment usually must invest substantial time and incur significant expense in advance of achieving milestones and the receipt of payment, failure to achieve such milestones could adversely affect our business and results of operations.

We have recently established a captive solar panel assembly factory, and, if this panel manufacturing factory is unable to produce high quality solar panels at commercially reasonable costs, our revenue growth and gross margin could be adversely affected.

We currently run three solar panel assembly lines in the Philippines with 90 megawatts of production capacity. This factory commenced commercial production during the fourth quarter of 2006. Much of the manufacturing equipment and technology in this factory is new and ramping to achieve their full rated capacity. In the event that this factory is unable to ramp production with commercially reasonable yields and competitive production costs, our anticipated revenue growth and gross margin will be adversely affected.

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

We depend on a third-party subcontractor in China to assemble a significant portion of our solar cells into solar panels and any failure to obtain sufficient assembly and test capacity could significantly delay our ability to ship our solar panels and damage our customer relationships.

Historically, we have relied on Jiawei, a third-party subcontractor in China, to assemble a significant portion of our solar cells into solar panels and perform panel testing and to manage packaging, warehousing and shipping of our solar panels. We do not have a long-term agreement with Jiawei and we typically obtain its services based on short-term purchase orders that are generally aligned with timing specified by our customers’ purchase orders and our sales forecasts. If the operations of Jiawei were disrupted or its financial stability impaired, or if it should choose not to devote capacity to our solar panels in a timely manner, our business would suffer as we may be unable to produce finished solar panels on a timely basis. In addition, we supply inventory to Jiawei and we bear the risk of loss, theft or damage to our inventory while it is held in its facilities.

As a result of outsourcing a significant portion of this final step in our production, we face several significant risks, including:

•	limited assembly and testing capacity and potentially higher prices;

•	limited control over delivery schedules, quality assurance and control, manufacturing yields and production costs; and

•	delays resulting from an inability to move production to an alternate provider.

The ability of our subcontractor to perform assembly and test is limited by its available capacity. We do not have a guaranteed level of production capacity with our subcontractor, and our production needs for solar panels may differ from our forecasts provided to Jiawei. Other customers of Jiawei that are larger and better financed than we are, or that have long-term agreements in place, may induce Jiawei to reallocate capacity to them. Any reallocation could impair our ability to secure the supply of solar panels that we need for our customers. In addition, interruptions to the panel manufacturing processes caused by a natural or man-made disaster could result in partial or complete disruption in supply until we are able to shift manufacturing to another facility. It may not be possible to obtain sufficient capacity or comparable production costs at another facility. Migrating our design methodology to a new third-party subcontractor or to a captive panel assembly facility could involve increased costs, resources and development time. Utilizing additional third-party subcontractors could expose us to further risk of losing control over our intellectual property and the quality of our solar panels. Any reduction in the supply of solar panels could impair our revenue by significantly delaying our ability to ship products and potentially damage our relationships with existing customers.

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

We have incurred net losses from inception through 2005 and for the quarter ended July 1, 2007. On December 30, 2007, we had an accumulated deficit of approximately $22.8 million. To maintain our profitability, we will need to generate and sustain higher revenue while maintaining reasonable cost and expense levels. We do not know if our revenue will grow, or if it will grow sufficiently to outpace our expenses, which we expect to increase as we expand our manufacturing capacity. We may not be able to sustain or increase profitability on a quarterly or an annual basis. If we do not sustain profitability or otherwise meet the expectations of securities analysts or investors, the market price of our common stock will likely decline.

We will continue to be dependent on a limited number of third-party suppliers for key components for our solar systems products during the near-term, which could prevent us from delivering our products to our customers within required timeframes, which could result in installation delays, cancellations, liquidated damages and loss of market share.

In addition to our reliance on a small number of suppliers for its solar cells and panels, we rely on third-party suppliers for key components for our solar power systems, such as inverters that convert the direct current electricity generated by solar panels into alternating current electricity usable by the customer. For the year ended December 30, 2007, one supplier accounted for most of our inverter purchases for domestic projects, two suppliers accounted for most of our inverter purchases for European projects and one supplier accounted for all of the inverter purchases for our Asia projects. In addition, one vendor supplies all of the foam required to manufacture our PowerGuard ® roof system.

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

We have historically depended on the wafer-slicing operations of third-party vendors to slice a portion of our ingots into wafers. In the year ended December 30, 2007, we sliced approximately 44% of our wafers. In October 2007, we announced our entry into a joint venture agreement to form a new company in the Philippines named First Philec Solar Corporation. This new company was formed to perform wafer-slicing operations for us. If our third-party vendors increase their prices or decrease or discontinue their shipments to us, as a result of equipment malfunctions, competing purchasers or otherwise, and we are unable to obtain substitute wafer-slicing from another vendor on acceptable terms, or increase our own wafer-slicing operations on a timely basis, our sales will decrease, our costs may increase or our business will otherwise be harmed.

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

To increase our business and maintain our competitive position, we may acquire other companies or engage in joint ventures in the future. Acquisitions and joint ventures involve a number of risks that could harm our business and result in the acquired business or joint venture not performing as expected, including:

•	insufficient experience with technologies and markets in which the acquired business is involved, which may be necessary to successfully operate and integrate the business;

•	problems integrating the acquired operations, personnel, technologies or products with the existing business and products;

•	diversion of management time and attention from the core business to the acquired business or joint venture;

•	potential failure to retain key technical, management, sales and other personnel of the acquired business or joint venture;

•	difficulties in retaining relationships with suppliers and customers of the acquired business, particularly where such customers or suppliers compete with us;

•	subsequent impairment of the acquired assets, including intangible assets; and

•	assumption of liabilities including, but not limited to, lawsuits, tax examinations, warranty issues, etc.

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

For example, as a result of our acquisition of SP Systems, we now directly compete with some of our own suppliers of solar cells and panels. As a result, the acquisition could cause one or more solar cell and panel suppliers to reduce or terminate their business relationship with us. Since the acquisition closed, we have discontinued our purchasing relationship with certain suppliers of panels. Other reductions or terminations, which may be significant, could occur. Any such reductions or terminations could adversely affect our ability to meet customer demand for solar power systems, and materially adversely affect our results of operations and financial condition, which would likely materially adversely affect our results of operations and financial condition. We will use commercially reasonable efforts to replace any lost solar cells or panels with our own inventory to mitigate the impact on us. However, such replacements may not be sufficient to fully address solar supply shortfalls, and in any event could negatively impact our revenue and earnings as we forego selling such inventory to third parties.

We have significant international activities and customers, and plan to continue these efforts, which subject us to additional business risks, including logistical complexity and political instability.

For the year ended December 30, 2007, a substantial portion of our sales were made to customers outside of the United States. Historically, we have had significant sales in Germany, Portugal, Spain and South Korea. We currently have seven solar cell production lines in operation, which are located at our manufacturing facilities in the Philippines. In addition, a majority of our assembly functions have historically been conducted by a third-party subcontractor in China. Risks we face in conducting business internationally include:

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

We particularly face risks associated with political and economic instability and civil unrest in the Philippines. In addition, in the Asia/Pacific region generally, we face risks associated with spread of the avian flu, tensions between countries in that region, such as political tensions between China and Taiwan, the ongoing discussions with North Korea regarding its nuclear weapons program, potentially reduced protection for intellectual property rights, government-fixed foreign exchange rates, relatively uncertain legal systems and developing telecommunications infrastructures. In addition, some countries in this region, such as China, have adopted laws, regulations and policies which impose additional restrictions on the ability of foreign companies to conduct business in that country or otherwise place them at a competitive disadvantage in relation to domestic companies.

In addition, although base wages are lower in the Philippines than in the United States, wages for our employees in the Philippines are increasing, which could result in increased costs to employ our manufacturing engineers. As of December 30, 2007, approximately 88% of our employees were located in the Philippines. We also are faced with competition in the Philippines for employees, and we expect this competition to increase as additional manufacturing companies enter the market and expand their operations. In particular, there may be limited availability of qualified manufacturing engineers. We have benefited from an excess of supply over demand for college graduates in the field of engineering in the Philippines. If this favorable imbalance changes due to increased competition, it could affect the availability or cost of qualified employees, who are critical to our performance. This could increase our costs and turnover rates.

Currency fluctuations in the Euro, Philippine peso or the South Korean won relative to the U.S. dollar could decrease revenue or increase expenses.

During the year ended December 30, 2007, approximately 64% of our components segment revenue was generated outside the United States. We presently have currency exposure arising from sales, capital equipment purchases, prepayments and customer advances denominated in foreign currencies. A majority of our components segment revenue is denominated in Euros, including fixed price agreements with Conergy and Solon, and a significant portion is denominated in U.S. dollars, while a portion of our components segment costs are incurred and paid in Euros and a smaller portion of our components segment expenses are paid in Philippine pesos and Japanese yen. In addition, our prepayments to Wacker-Chemie AG, a polysilicon supplier, and our customer advances from Solon are denominated in Euros. For the year ended December 30, 2007, approximately 49% of our systems segment revenue was generated outside the U.S., of which 47% was denominated in Euros and a significant portion of its costs are incurred and paid in Euros.

We are exposed to the risk of a decrease in the value of the Euro relative to the U.S. dollar, which would decrease our total revenue. Changes in exchange rates between foreign currencies and the U.S. dollar may adversely affect our operating margins. For example, if these foreign currencies appreciate against the U.S. dollar, it will make it more expensive in terms of U.S. dollars to purchase inventory or pay expenses with foreign currencies. In addition, currency devaluation can result in a loss to us if we hold deposits of that currency as well as make our products, which are usually purchased with U.S. dollars, relatively more expensive than products manufactured locally. An increase in the value of the U.S. dollar relative to foreign currencies could make our solar cells more expensive for international customers, thus potentially leading to a reduction in our sales and profitability. Furthermore, many of our competitors will be foreign companies that could benefit from such a currency fluctuation, making it more difficult for us to compete with those companies. We currently conduct hedging activities, which involve the use of currency forward contracts and options. We cannot predict the impact of future exchange rate fluctuations on our business and operating results. In the past, we have experienced an adverse impact on our total revenue and profitability as a result of foreign currency fluctuations.

Our current tax holidays in the Philippines will expire within the next several years.

We currently benefit from income tax holiday incentives in the Philippines in accordance with our subsidiary’s registrations with the Board of Investments and Philippine Economic Zone Authority, which provide that we pay no income tax in the Philippines for four years under our Board of Investments non-pioneer status and Philippine Economic Zone Authority registrations, and six years under our Board of Investments pioneer status registration. Our current income tax holidays expire in 2010, and we intend to apply for extensions. However, these tax holidays may or may not be extended. We believe that as our Philippine tax holidays expire, (a) gross income attributable to activities covered by our Philippine Economic Zone Authority registrations will be taxed at a 5% preferential rate, and (b) our Philippine net income attributable to all other activities will be taxed at the statutory Philippine corporate income tax rate of 32%. Fiscal 2007 was the first year for which profitable operations benefitted from the Philippine tax ruling.

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

Our solar cells and solar panel products are generally not sold pursuant to long-term agreements with customers, but instead are sold on a purchase order basis. We typically contract to perform large projects with no assurance of repeat business from the same customers in the future. Although we believe that cancellations on our purchase orders to date have been insignificant, our customers may cancel or reschedule purchase orders with us on relatively short notice. Cancellations or rescheduling of customer orders could result in the delay or loss of anticipated sales without allowing us sufficient time to reduce, or delay the incurrence of, our corresponding inventory and operating expenses. In addition, changes in forecasts or the timing of orders from these or other customers expose us to the risks of inventory shortages or excess inventory. This, in addition to the completion and non-repetition of large systems projects, in turn could cause our operating results to fluctuate.

Our systems segment could be adversely affected by seasonal trends and construction cycles.

Our systems segment is subject to significant industry-specific seasonal fluctuations. Its sales have historically reflected these seasonal trends with the largest percentage of total revenues being realized during the last two calendar quarters. Low seasonal demand normally results in reduced shipments and revenues in the first two calendar quarters. There are various reasons for this seasonality, mostly related to economic incentives and weather patterns. For example, in European countries with feed-in tariffs, the construction of solar power systems may be concentrated during the second half of the calendar year, largely due to the annual reduction of the applicable minimum feed-in tariff and the fact that the coldest winter months are January through March. In the United States, customers will sometimes make purchasing decisions towards the end of the year in order to take advantage of tax credits or for other budgetary reasons.

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

Our new residential products and services may not gain market acceptance and thus may not otherwise be successful in entering the residential market, which would limit our growth and adversely affect our operating results. Furthermore, the residential construction market has peculiar characteristics that may increase our exposure to certain risks we currently face or expose us to new risks. These risks include increased seasonality, sensitivity to interest rates and other macroeconomic conditions, as well as enhanced legal exposure. In particular, new home developments often result in class action litigation when one or more homes within a development experiences construction problems. Unlike our systems segment commercial business, where we typically act as the general contractor, we will be generally acting as subcontractor to homebuilders overseeing the development projects. In many instances subcontractors may be held liable for work of the homebuilder or other subcontractors. In addition, homebuilders often require onerous indemnification obligations that effectively allocate most of the potential liability from homeowner or class action lawsuits to subcontractors, including us. Insurance policies for residential work have significant limitations on coverage that may render such policies inapplicable to these lawsuits. If we are not successful in entering the new residential construction market, or if as a result of the litigation and indemnification risks associated with such market, we incur significant costs, our business and results of operations could be materially adversely affected.

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

We intend to continue our policy of selectively pursuing contract research, product development and market development programs funded by various agencies of the federal and state governments to complement and enhance our own resources. Funding from government grants is generally recorded as an offset to our research and development expense. During the year ended December 30, 2007, funding from government grants, agreements and contracts offset approximately 21% our total research and development expense, excluding in-process research and development. In addition, in the third quarter of 2007, we signed a Solar America Initiative agreement with the U.S. Department of Energy in which we were awarded $8.5 million in the first budgetary period. Total funding for the three-year effort is estimated to be $24.7 million. Our cost share requirement under this program, including lower-tier subcontract awards, is anticipated to be $27.9 million.

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

Our components solar products compete with a large number of competitors in the solar power market, including BP Solar International Inc., Evergreen Solar, Inc., First Solar Inc., Kyocera Corporation, Mitsubishi Electric Corporation, Motech Industries, Inc., Q-Cells AG, Sanyo Corporation, Sharp Corporation, SolarWorld AG and Suntech Power Holdings Co., Ltd. In addition, universities, research institutions and other companies such as First Solar have brought to market alternative technologies such as thin films and concentrators, which may compete with our technology in certain applications. We expect to face increased competition in the future. Further, many of our competitors are developing and are currently producing products based on new solar power technologies that may ultimately have costs similar to, or lower than, our projected costs.

Our systems solar power products and services also compete against other power generation sources including conventional fossil fuels supplied by utilities, other alternative energy sources such as wind, biomass, CSP and emerging distributed generation technologies such as micro-turbines, sterling engines and fuel cells. In the large-scale on-grid solar power systems market, we will face direct competition from a number of companies that manufacture, distribute, or install solar power systems. Many of these companies sell our products as well as their own or those of other manufacturers. Our systems segment primary competitors in the United States include BP Solar International, Inc., a subsidiary of BP p.l.c., Conergy Inc., DT Solar, EI Solutions, Inc., GE Energy, a subsidiary of General Electric Corporation, Schott Solar, Inc., Solar Integrated Technologies, Inc., SPG Solar, Inc., Sun Edison LLC, Sunlink Corporation, SunTechnics Installation & Services, Inc., Thompson Technology Industries, Inc. and WorldWater & Power Corporation. Our systems segment primary competitors in Europe include BP Solar, City Solar AG, Conergy (through its subsidiaries AET Alternitive Energie Technik GmbH, SunTechnics Solartechnik GmbH and voltwerk AG), PV-Systemtechnik Gbr, SAG Solarstrom AG, Solon AG and Taufer Solar GmbH. In addition, we will occasionally compete with distributed generation equipment suppliers such as Caterpillar, Inc. and Cummins, Inc. Other existing and potential competitors in the solar power market include universities and research institutions. We also expect that future competition will include new entrants to the solar power market offering new technological solutions. As we enter new markets and pursue additional applications for our systems products and services, we expect to face increased competition, which may result in price reductions, reduced margins or loss of market share.

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

We expect to continue to make significant capital expenditures, particularly in our manufacturing facilities, including, for example, through building purchases or long-term leases. We anticipate that our expenses will increase substantially in the foreseeable future as we expand our manufacturing operations, hire additional personnel, pay more or make advance payments for raw material, especially polysilicon, increase our sales and marketing efforts, invest in joint ventures and acquisitions, and continue our research and development efforts with respect to our products and manufacturing technologies. We expect total capital expenditures between approximately $250.0 million and $300.0 million in 2008 as we continue to increase our solar cell and solar panel manufacturing capacity. These expenditures would be greater if we decide to bring capacity on line more rapidly. We believe that our current cash and cash equivalents, cash generated from operations and, if necessary, borrowings under our credit agreement with Wells Fargo Bank, N.A., or Wells Fargo, and/or potential availability of future sources of funding will be sufficient to fund our capital and operating expenditures over the next 12 months. However, if our financial results or operating plans change from our current assumptions, or if the holders of our outstanding convertible debentures elect to convert the debentures, we may not have sufficient resources to support our business plan. For more information on our credit agreement with Wells

Fargo and our outstanding convertible debentures, please see “Debt and Credit Sources” and “Liquidity” within “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations.” If our capital resources are insufficient to satisfy our liquidity requirements, we may seek to sell additional equity securities or debt securities or obtain other debt financing. We may also issue equity securities in the future to suppliers of raw materials in order to secure adequate materials to satisfy our production needs. The sale of additional equity securities or convertible debt securities would result in additional dilution to our stockholders. Cypress Semiconductor Corporation, which retains voting control over us, may be unwilling to permit us to engage in dilutive financing events for tax-related or other reasons. Additional debt would result in increased expenses and could require us to abide by covenants that would restrict our operations. Our credit facilities contain customary covenants and defaults, including, among others, limitations on dividends, incurrence of indebtedness and liens and mergers and acquisitions and may restrict our operating flexibility. If adequate funds are not available on acceptable terms, our ability to fund our operations, develop and expand our manufacturing operations and distribution network, maintain our research and development efforts or otherwise respond to competitive pressures would be significantly impaired. See also “Risk Factors - We currently have a significant amount of debt outstanding. Our substantial indebtedness, along with our other contractual commitments, could adversely affect our business, financial condition and results of operations, as well as our ability to meet any of our payment obligations under the debentures and our other debt.”

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

In September 2002 and subsequently amended in December 2005, PowerLight entered into a Technology Assignment and Services Agreement and other ancillary agreements with Jefferson Shingleton and MaxTracker Services, LLC, a New York limited liability company controlled by Mr. Shingleton. These agreements form the basis for its intellectual property rights in its PowerTracker ® products. Under such agreements, as later amended, Mr. Shingleton assigned to PowerLight his MaxTracker ™, MaxRack ™, MaxRack Ballast ™ and MaxClip ™ products and all related intellectual property rights. Mr. Shingleton is obligated to provide consulting services to PowerLight related to such technology until December 31, 2012 and is required to assign to PowerLight any enhancements he makes to the technology while providing such consulting services. Mr. Shingleton retains a first security interest in the patents and patent applications assigned until the earlier of the expiration of the patents, full payment by PowerLight to Mr. Shingleton of all of the royalty obligations under the Technology Assignment and Services Agreement, or the termination of the Technology Assignment and Services Agreement. In the event of PowerLight’s’ default under the Technology Assignment and Services Agreement, MaxTracker Services and Mr. Shingleton may terminate the agreements and the related assignments and cause the intellectual rights assigned to it to be returned to Mr. Shingleton or MaxTracker Services, including patents related to SunPowerTM Tracker. In addition, upon such termination, PowerLight must grant Mr. Shingleton a perpetual, non-exclusive, royalty-free right and license to use, sell, and otherwise exploit throughout the world any intellectual property MaxTracker Services or Mr. Shingleton developed during the provision of consulting services to PowerLight. Events of default by PowerLight which could enable Mr. Shingleton or Max Tracker Services to terminate the agreements and the related assignments and cause the intellectual rights assigned to it to be returned to Mr. Shingleton or MaxTracker Services include the following:

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

We are dependent on our intellectual property, and we may face intellectual property infringement claims that could be time-consuming and costly to defend and could result in the loss of significant rights.

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

To protect our intellectual property rights and to maintain our competitive advantage, we have, and may continue to, file suits against parties who we believe infringe our intellectual property. Intellectual property litigation is expensive and time consuming and could divert management’s attention from our business and could have a material adverse effect on our business, operating results or financial condition, and our enforcement efforts may not be successful. Our participation in intellectual property enforcement actions may negatively impact our financial results.

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

We rely substantially upon trade secret laws and contractual restrictions to protect our proprietary rights, and, if these rights are not sufficiently protected, our ability to compete and generate revenue could suffer.

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

Although we substantially rely on trade secret laws and contractual restrictions to protect the technology in the solar cells and solar system components we currently manufacture and market, our success and ability to compete in the future may also depend to a significant degree upon obtaining patent protection for our proprietary technology. As of December 30, 2007, including the United States and foreign countries, we owned 80 issued patents, jointly owned another three patents, and had over 100 pending patent applications across the entire company. These patent applications cover aspects of the technology in the solar cells we currently manufacture and market. Material patents that relate to our systems products and services primarily relate to PowerGuard ®, SunPowerTilt™ and PowerTracker ® products and services. We intend to continue to seek patent protection for those aspects of our technology, designs, and methodologies and processes that we believe provide significant competitive advantages.

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

Current legislation is being considered which would make numerous changes to the patent laws, including forcing patent litigation to be filed in the defendant’s home court, reducing damage awards for infringement and require specific proof of market value of invention as compared to the closest prior art, limiting enhanced damages to only a small subset of willfully infringing actions, creating a new, expanded post-grant opposition procedure, creating expanded rights for third parties to submit prior art and changing to a first-to-file system (creating a whole new set of prior art). Additionally, current rules being promulgated by the U.S. Patent and Trademark Office may limit our ability to extract inventions from pending U.S. patent applications. Additionally, based on situations such as newly discovered prior art, we may need to re-file some of our patent applications. In these situations, the patent term will be measured from the date of the earliest priority application to which benefit is claimed in such a patent application. This could shorten our period of patent exclusivity. A shortened period of patent exclusivity may negatively impact our revenue protected by our patents.

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

On January 10, 2007, we completed our previously announced acquisition of SP Systems, formerly known as PowerLight Corporation. SP Systems’ former stockholders made representations and warranties to us in the acquisition agreement, including those relating to the accuracy of its financial statements, the absence of litigation and environmental matters and the consents needed to transfer permits, licenses and third-party contracts in connection with our acquisition of SP Systems. To the extent that we are harmed by a breach of these representations and warranties, SP Systems’ former stockholders have agreed to indemnify us for monetary damages from an escrowed proceeds account. In most cases we are required to absorb approximately the first $2.4 million before we are entitled to indemnification. As of December 30, 2007, the escrow proceeds account was comprised of approximately $23.7 million in cash and approximately 0.7 million shares, with a total aggregate value of $118.1 million. Following the first anniversary of the closing date, we authorized the release of approximately one-half of the original escrow amount leaving approximately $11.8 million in cash and approximately 0.4 million shares of our class A common stock.  Our rights to recover damages under several provisions of the acquisition agreement also expired on the first anniversary of the closing date.  As a result, we are now entitled to recover only limited types of losses, and our recovery will be limited to the amount available in the escrow fund at the time of a claim. The amount available in the escrow fund will be progressively reduced to zero on each anniversary of the closing date. We may incur liabilities from this acquisition which are not covered by the representations and warranties set forth in the agreement or which are non-monetary in nature. Consequently, our acquisition of SP Systems may expose us to liabilities for which we are not entitled to indemnification or our indemnification rights are insufficient.

Charges to earnings resulting from the application of the purchase method of accounting to the acquisition may adversely affect the market value of our class A common stock.

In accordance with generally accepted accounting principles in the United States, or U.S. GAAP, we accounted for the acquisition using the purchase method of accounting. Further, a portion of the purchase price paid in the acquisition has been allocated to in-process research and development. Under the purchase method of accounting, we allocated the total purchase price to SP Systems’ net tangible assets and intangible assets based on their fair values as of the date of completion of the acquisition and recorded the excess of the purchase price over those fair values as goodwill. We will incur amortization expense over the useful lives of amortizable intangible assets acquired in connection with the acquisition. In addition, to the extent the value of goodwill and long lived assets becomes impaired, we may be required to incur material charges relating to the impairment of those assets. Further, we may be impacted by nonrecurring charges related to reduced gross profit margins from the requirement to adjust SP Systems’ inventory to fair value. Finally, we will incur ongoing compensation charges associated with assumed options, equity held by employees of SP Systems and subjected to equity restriction agreements, and restricted stock granted to employees of our SP Systems business. We estimate that these charges will be approximately $76.9 million in the aggregate, a majority of which will be recognized in the first two years beginning on January 10, 2007 and lesser amounts in the succeeding two years. Any of the foregoing charges could have a material impact on our results of operations.

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

The Financial Accounting Standards Board, or the FASB, and other agencies have made changes to U.S. GAAP, that required U.S. companies, starting in the first quarter of fiscal 2006, to record a charge to earnings for employee stock option grants and other equity incentives. We may have significant and ongoing accounting charges resulting from option grant and other equity awards that could reduce our net income or increase our net loss. In addition, since we have historically used equity-related compensation as a component of our total employee compensation program, the accounting change could make the use of equity-related compensation less attractive to us and therefore make it more difficult to attract and retain employees. In December 2003, the FASB issued the FASB Staff Position FASB Interpretation No. 46 “Consolidation of Variable Interest Entities”, or FSP FIN 46(R). The accounting method under FSP FIN 46(R) may impact our accounting for certain existing or future joint ventures or project companies for which we retain an ownership interest. In the event that we are deemed the primary beneficiary of a Variable Interest Entity (VIE) subject to the accounting of FSP FIN 46(R), we may have to consolidate the assets, liabilities and financial results of the joint venture. This could have an adverse impact on our financial position, gross margin and operating results.

With respect to our existing debt securities, we are not required under U.S. GAAP as presently in effect to record any interest or other expense in connection with our obligation to deliver upon conversion a number of shares (or an equivalent amount of cash) having a value in excess of the outstanding principal amount of the debentures. We refer to this obligation as our “net share obligation”. The accounting method for net share settled convertible securities such as ours is currently under consideration by the FASB. In September 2007, the FASB issued a proposed FASB Staff Position APB 14-a, which clarifies the accounting for convertible debt instruments that may be settled in cash upon conversion. The proposed guidance, if issued in final form, would significantly impact the accounting for our existing debt securities by requiring us to separately account for the liability and equity components of our existing debt securities in a manner that reflects interest expense equal to our non-convertible debt borrowing rate. If the proposed position were adopted, it is expected to cause us to incur additional interest expense and potentially increase our cost of capital equipment and future depreciation expense due to capitalized interest, thereby reducing our operating results. The proposed guidance, if approved, would be effective for fiscal years beginning after December 15, 2007, and retrospective application would be required for all periods presented. In a November 2007 update to its website, the FASB announced it is expected to begin its redeliberations of the guidance in the proposed FASB Staff Position APB 14-a in January 2008. Therefore, final guidance will not be issued until at least the first quarter of 2008.

In addition, because the 1.8 million shares of class A common stock loaned to an affiliate of Credit Suisse Securities (USA) LLC in July 2007 must be returned to us prior to August 1, 2027, we believe that under U.S. GAAP as presently in effect, the borrowed shares will not be considered outstanding for the purpose of computing and reporting our earnings per share. We have a similar belief with respect to the 2.9 million shares of class A common stock we loaned to an affiliate of Lehman Brothers Inc. in connection with our February 2007 offering of 1.25% senior convertible debentures due 2027. This accounting method is also subject to change. If we become required to treat the borrowed shares as outstanding for purposes of computing earnings per share, our earnings per share would be reduced. Any reduction in our earnings per share could cause our stock price to decrease, possibly significantly.

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

Prior to our acquisition of SP Systems in January 2007, SP Systems was not required to report on the effectiveness of its internal controls over financial reporting because it was not subject to the requirements of the Securities Exchange Act of 1934, as amended, or the Exchange Act. In August 2006, the audit committee of SP Systems received a letter from that company’s independent auditors identifying certain material weaknesses in that company’s internal controls over financial reporting relating to that company’s audits of its Consolidated Financial Statements for 2005, 2004 and 2003. These material weaknesses included problems with financial statement close processes and procedures, inadequate accounting resources, unsatisfactory application of the percentage-of-completion accounting method, inaccurate physical inventory counts, incorrect accounting for complex capital transactions and inadequate disclosure of related party transactions. In addition, SP Systems had to restate its 2004 and 2003 financial statements to correct previously reported amounts primarily related to its contract revenue, contract costs, accrued warranty, California state sales taxes and inventory items. In July 2007, subsequent to our acquisition of SP Systems, its independent auditors completed their audit of SP Systems’ 2006 financial statements. In connection with that audit, our audit committee received a letter from the independent auditors of SP Systems identifying significant deficiencies in SP Systems’ internal controls over financial reporting.

As we would for any other significant deficiencies identified by our external auditors from time to time, we have begun remediation efforts with respect to the significant deficiencies identified by SP Systems’ independent auditors. Although initiated, our plans to improve these internal controls and processes are not complete. While we expect to complete this remediation process as quickly as possible, doing so depends on several factors beyond our control, including the hiring of additional qualified personnel and, as a result, we cannot at this time estimate how long it will take to complete the steps identified above. Our management will continue to evaluate the effectiveness of the control environment in our systems segment as well the Company overall and will continue to develop and enhance internal controls. We cannot assure investors that the measures we have taken to date or any future measures will remediate the significant deficiencies reported by the Company’s independent auditors. Any failure to develop or maintain effective controls, or any difficulties encountered in their implementation or improvement, could harm our operating results or cause us to fail to meet our reporting obligations and may result in a restatement of our prior period financial statements. Ineffective internal controls could also cause investors to lose confidence in our reported financial information, which would likely have a negative effect on the trading price of our securities.

Our report on internal controls over financial reporting in our annual reports on Form 10-K for the fiscal years ended December 30, 2007 and December 31, 2006 did not include an assessment of SP Systems’ internal controls. We are not required to include SP Systems, which now makes up our Systems Segment, in our report on internal controls until our annual report on Form 10-K for the fiscal year ending December 28, 2008. Unanticipated factors may hinder the effectiveness or delay the integration of our combined internal control systems post-acquisition. We cannot be certain as to whether we will be able to establish an effective, unified system of internal controls over financial reporting in a timely manner, or at all.

Our credit agreement with Wells Fargo contains covenant restrictions that may limit our ability to operate our business.

Our Credit Agreement with Wells Fargo contains, and any of our other future debt agreements may contain, covenant restrictions that limit our ability to operate our business, including restrictions on our ability to:

•  incur additional debt or issue guarantees;

•  create liens;

•  make certain investments or acquisitions;

•  enter into transactions with our affiliates;

•  sell certain assets;

•  redeem capital stock or make other restricted payments;

•  declare or pay dividends or make other distributions to stockholders; and

•  merge or consolidate with any person.

In addition, our credit agreement contains additional affirmative and negative covenants that are more restrictive than those contained in the indenture governing the debentures. Our ability to comply with these covenants is dependent on our future performance, which will be subject to many factors, some of which are beyond our control, including prevailing economic conditions. For example, the credit agreement prohibited our providing corporate guaranties to customers of our subsidiaries.  However, in January 2008 Wells Fargo agreed to waive compliance with the prohibition.  In exchange, we agreed to fund a deposit account to fully secure our repayment obligations to Wells Fargo. Had Wells Fargo not waived this prohibition, we would have been in default of our debt covenants, and we may have been required to immediately repay the aggregate outstanding indebtedness we owed to Wells Fargo under both the line of credit, including its letter of credit subfeature, and the letter of credit line.

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

If the recent worsening of credit market conditions continues or increases, it could have a material adverse impact on our investment portfolio and on our sales of residential solar systems.

Recent U.S. sub-prime mortgage defaults have had a significant impact across various sectors of the financial markets, causing global credit and liquidity issues. In February 2008, the auction rate securities market experienced a significant increase in the number of failed auctions, which occurs when sell orders exceed buy orders resulting from lack of liquidity and does not necessarily signify a default by the issuer. As of December 30, 2007, we held ten auction rate securities totaling $50.8 million. As of February 29, 2008, four of these auction rate securities totaling $24.1 million failed to clear at auctions and such failures could continue to occur in the future. These auction rate securities were student loans that are typically over collateralized by pools of loans originated under the Federal Family Education Loan Program, or FFELP, and are guaranteed by the U.S. Department of Education, and insured. In addition, all auction rate securities held are rated by one or more of the Nationally Recognized Statistical Rating Organizations, or NRSRO, as triple-A. For failed auctions, we continue to earn interest on these investments at the maximum contractual rate as the issuer is obligated under contractual terms to pay penalty rates should auctions fail. In the event we need to access these funds, we will not be able to do so until a future auction is successful, the issuer redeems the securities, a buyer is found outside of the auction process or the securities mature. If these auction rate securities are unable to successfully clear at future auctions or issuers do not redeem the securities, we may be required to adjust the carrying value of the securities and record an impairment charge. If we determine that the fair value of these auction rate securities is temporarily impaired, we would record a temporary impairment within Consolidated Statements of Comprehensive Income (Loss), a component of stockholders' equity.  If it is determined that the fair value of these securities is other-than-temporarily impaired, we would record a loss in our Consolidated Statements of Operations, which could materially adversely impact our results of operations and financial condition.

    Sales of our solar systems to new homebuilders, residential and commercial customers is also affected by the availability of credit financing and the general strength of the housing market and the overall economy.  Continued distress in the credit markets, the housing market and the overall economy could materially adversely impact our results of operations and financial condition.

We are in the process of implementing a new enterprise resource planning (ERP) system to manage our worldwide financial, accounting and operations reporting.

We have been preparing for the ERP system implementation for over a year and are taking appropriate measures to ensure the successful and timely implementation including but not limited to hiring qualified consultants and performing extensive testing. However, implementations of this scope have inherent risks that in the extreme could lead to a disruption in our financial, accounting and operations reporting as well as the inability to obtain access to key financial data.

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

As of the first trading day of the first quarter in fiscal 2008, holders of the outstanding debentures are able to exercise their right to convert the debentures any day in that fiscal quarter because the closing price of our class A common stock equaled or exceeded $70.94 and $102.80, which represents more than 125% of the applicable conversion price for our 1.25% and 0.75% outstanding debentures, respectively, for at least 20 of the last 30 trading days during the preceding fiscal quarter. This test is repeated each fiscal quarter, and prior to August 1, 2025, holders of our outstanding debentures may only exercise their right to convert during a fiscal quarter in which this test is met. After August 1, 2025, the debentures are convertible at any time.

In the event of conversion by holders of the outstanding debentures, the principal amount must be settled in cash and to the extent that the conversion obligation exceeds the principal amount of any debentures converted, we must satisfy the remaining conversion obligation of the February 2007 debentures in shares of our class A common stock, and we maintain the right to satisfy the remaining conversion obligation of the July 2007 debentures in shares of our class A common stock or cash. We intend to fund such obligations, if any, through existing cash and cash equivalents, cash generated from operations and, if necessary, borrowings under our credit agreement with Wells Fargo and/or potential availability of future sources of funding. We believe that it is unlikely that a significant percentage of holders of the outstanding debentures will exercise their right to convert in the near future because they would likely receive less value upon conversion than the current market value of the debentures based on the debentures’ trading prices quoted on Bloomberg in January and February 2008. However, there is no assurance that this will continue to be the case. As of February 29, 2008, no holders of the outstanding debentures exercised their right to convert the debentures.

As of December 30, 2007, we had cash and cash equivalents of $285.2, while the aggregate outstanding principal balance due under the debentures was $425.0 million. For more information about our convertible debentures, please see “Liquidity” within “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Substantial future sales or other dispositions of our class A common stock or other securities, or short selling activity, could cause our stock price to fall.

Sales of our class A common stock in the public market or sales of any of our other securities, or the perception that such sales could occur, could cause the market price of our class A common stock to decline. As of December 30, 2007, we had approximately 84.7 million shares of class A common stock outstanding, and Cypress owned the 44.5 million outstanding shares of our class B common stock, representing approximately 56% of the total outstanding shares of our common stock. Cypress, its successors in interest and its subsidiaries may convert their shares of our class B common stock into class A common stock at any time. Subject to applicable United States federal and state securities laws, Cypress may sell or distribute to its stockholders any or all of the shares of our common stock that it owns, which may or may not include the sale of a controlling interest in us. In late 2006, Cypress announced that it was exploring ways in which to allow its stockholders to fully realize the value of its investment in our company. Since that date, Cypress has made public statements and taken actions that are consistent with these announcements. In May 2007, Cypress sold 7.5 million shares of our class B common stock to an unaffiliated third party in an offering pursuant to Rule 144 under the Securities Act. Upon the completion of that sale, such shares automatically, by their terms, converted into 7.5 million shares of our class A common stock.

If Cypress elects to convert its shares of our class B common stock into shares of our class A common stock, an additional 44.5 million shares of our class A common stock will be available for sale, subject to customary sales restrictions. In addition, except in limited circumstances, Cypress has the right to cause us to register the sale of its shares of our class B common stock or class A common stock under the Securities Act. Registration of these shares under the Securities Act would result in these shares, other than shares purchased by our affiliates, becoming freely tradable without restriction under the Securities Act.

If Cypress distributes to its stockholders shares of our common stock that it owns, substantially all of these shares would be eligible for immediate resale in the public market. We are unable to predict whether significant amounts of our common stock would be sold in the open market in anticipation of, or after, any such distribution. We also are unable to predict whether a sufficient number of buyers for shares of our common stock would be in the market at that time.

We have filed registration statements covering approximately 2.7 million shares of class A common stock issuable under outstanding options under various equity incentive plans and, as of December 30, 2007, have 0.7 million shares reserved for future issuance under our Amended and Restated 2005 Stock Incentive Plan. We have also registered for resale up to approximately 4.1 million shares of class A common stock for resale by holders of former PowerLight shares. Although some of these shares have already been sold into the market, the remaining shares are available for sale, although sales of shares held by former PowerLight shareholders who are now affiliates of SunPower are subject to sales restrictions under the Securities Act. Some of the aggregate of approximately 4.7 million shares of class A common stock that we lent to underwriters of our debenture offerings are being restricted by such underwriters to facilitate later hedging arrangements of future purchases for debentures in the after-market. These shares may be freely sold into the market by the underwriters at any time, and such sales could depress our stock price. In addition, any hedging activity facilitated by our debenture underwriters would involve short sales or privately negotiated derivatives transactions. These or other similar transactions could further negatively affect our stock price.

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

Our class A common stock has a limited trading history in the public markets, and during that period has experienced extreme price and volume fluctuations. The trading price of our class A common stock could be subject to wide fluctuations due to the factors discussed in this risk factors section. In addition, the stock market in general, and The Nasdaq Global Market and the securities of technology companies and solar companies in particular, have experienced severe price and volume fluctuations. These trading prices and valuations, including our own market valuation and those of companies in our industry generally, may not be sustainable. These broad market and industry factors may decrease the market price of our class A common stock, regardless of our actual operating performance. Because the debentures are convertible into our class A common stock, volatility or depressed prices of our class A common stock could have a similar effect on the trading price of these debentures. In addition, in the past, following periods of volatility in the overall market and the market price of a company’s securities, securities class action litigation has often been instituted against these companies. This litigation, if instituted against us, could result in substantial costs and a diversion of our management’s attention and resources.

The difference in the voting rights of our class A and our class B common stock may reduce the value and liquidity of our class A common stock.

The rights of class A and class B common stock are substantially similar, except with respect to voting, conversion and other protective provisions. The class B common stock is entitled to eight votes per share and the class A common stock is entitled to one vote per share. The difference in the voting rights of our class A and class B common stock could reduce the value of our class A common stock to the extent that any investor or potential future purchaser of our common stock ascribes value to the right of our class B common stock to eight votes per share.

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

•  the ability of the board of directors to issue, without stockholder approval, up to approximately 10.0 million shares of preferred stock with terms set by the board of directors, which rights could be senior to those of common stock; and

•  in the event that Cypress, its successors in interest and its subsidiaries no longer collectively own shares of our common stock equal to at least 40% of the shares of all classes of our common stock then outstanding and Cypress is no longer consolidating us for accounting purposes:

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

We currently have a significant amount of debt and debt service requirements. As of December 30, 2007, after giving effect to our July 2007 offering of debentures, we had $425.0 million of outstanding debt for borrowed money.

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

As of the first trading day of the first quarter in fiscal 2008, holders of the outstanding debentures are able to exercise their right to convert the debentures any day in that fiscal quarter because the closing price of our class A common stock equaled or exceeded $70.94 and $102.80, which represents more than 125% of the applicable conversion price for our 1.25% and 0.75% outstanding debentures, respectively, for at least 20 of the last 30 trading days during the preceding fiscal quarter. This test is repeated each fiscal quarter, and prior to August 1, 2025, holders of our outstanding debentures may only exercise their right to convert during a fiscal quarter in which this test is met. After August 1, 2025, the debentures are convertible at any time.

In the event of conversion by holders of the outstanding debentures, the principal amount must be settled in cash and to the extent that the conversion obligation exceeds the principal amount of any debentures converted, we must satisfy the remaining conversion obligation of the February 2007 debentures in shares of our class A common stock, and we maintain the right to satisfy the remaining conversion obligation of the July 2007 debentures in shares of our class A common stock or cash. We intend to fund such obligations, if any, through existing cash and cash equivalents, cash generated from operations and, if necessary, borrowings under our credit agreement with Wells Fargo and/or potential availability of future sources of funding. We believe that it is unlikely that a significant percentage of holders of the outstanding debentures will exercise their right to convert in the near future because they would likely receive less value upon conversion than the current market value of the debentures based on the debentures’ trading prices quoted on Bloomberg in January and February 2008. However, there is no assurance that this will continue to be the case. As of February 29, 2008, no holders of the outstanding debentures exercised their right to convert the debentures.

As of December 30, 2007, we had cash and cash equivalents of $285.2, while the aggregate outstanding principal balance due under the debentures was $425.0 million. For more information about our convertible debentures, please see “Liquidity” within “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations.” See also “Risk Factors - We expect to continue to make significant capital expenditures, particularly in our manufacturing facilities, and if adequate funds are not available or if the covenants in our credit agreements impair our ability to raise capital when needed, our ability to expand our manufacturing capacity and our business will suffer.”

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

As of the first trading day of the first quarter in fiscal 2008, holders of the outstanding debentures are able to exercise their right to convert the debentures any day in that fiscal quarter because the closing price of our class A common stock equaled or exceeded $70.94 and $102.80, which represents more than 125% of the applicable conversion price for our 1.25% and 0.75% outstanding debentures, respectively, for at least 20 of the last 30 trading days during the preceding fiscal quarter. This test is repeated each fiscal quarter, and prior to August 1, 2025, holders of our outstanding debentures may only exercise their right to convert during a fiscal quarter in which the test was met. After August 1, 2025, the debentures are convertible at any time.

In the event of conversion by holders of the outstanding debentures, the principal amount must be settled in cash and to the extent that the conversion obligation exceeds the principal amount of any debentures converted, we must satisfy the remaining conversion obligation of the February 2007 debentures in shares of our class A common stock, and we maintain the right to satisfy the remaining conversion obligation of the July 2007 debentures in shares of our class A common stock or cash. We intend to fund such obligations, if any, through existing cash and cash equivalents, cash generated from operations and, if necessary, borrowings under our credit agreement with Wells Fargo and/or potential availability of future sources of funding. We believe that it is unlikely that a significant percentage of holders of the outstanding debentures will exercise their right to convert in the near future because they would likely receive less value upon conversion than the current market value of the debentures based on the debentures’ trading prices quoted on Bloomberg in January and February 2008. However, there is no assurance that this will continue to be the case. As of February 29, 2008, no holders of the outstanding debentures exercised their right to convert the debentures.

As of December 30, 2007, we had cash and cash equivalents of $285.2, while the aggregate outstanding principal balance due under the debentures was $425.0 million. For more information about our convertible debentures, please see “Liquidity” within “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

As of December 30, 2007, Cypress owned all 44.5 million shares of outstanding our class B common stock, representing approximately 56% of the total outstanding shares of our common stock, or approximately 51% of such shares on a fully diluted basis after taking into account outstanding options (or 49% of such shares on a fully diluted basis after taking into account outstanding stock options and loaned shares to underwriters of our convertible indebtedness), and 90% of the voting power of our outstanding capital stock.

Shares of our class A common stock and our class B common stock have substantially similar rights, preferences and privileges except with respect to certain voting and conversion rights and other protective provisions. Shares of our class B common stock are entitled to eight votes per share of class B common stock, and shares of our class A common stock are entitled to one vote per share of class A common stock. Cypress, its successors in interest or its subsidiaries may convert their shares of our class B common stock into shares of our class A common stock on a one-for-one basis at any time. Prior to a tax-free distribution by Cypress of its shares of our class B common stock to its stockholders, the class B common shares will automatically convert into shares of class A common stock if such shares are transferred to a person other than Cypress, its successors in interest or its subsidiaries. In most circumstances in the event that Cypress owns less than 40% of the shares of all classes of our common stock then outstanding, each outstanding share of class B common stock will automatically convert into one share of class A common stock. By virtue of its ownership of class B common stock, Cypress is able to elect all of the members of our board of directors.

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

b
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

We have entered into a tax sharing agreement with Cypress, under which we and Cypress agree to indemnify one another for certain taxes and similar obligations that the other party could incur under certain circumstances. In general, we will be responsible for taxes relating to our business. Furthermore, we may be held jointly and severally liable for taxes determined on a consolidated basis for the entire Cypress group for any particular taxable year that we are a member of the group even though Cypress is required to indemnify us for its taxes pursuant to the tax sharing agreement. As of June 2006, we ceased to be a member of the Cypress consolidated group for federal income tax purposes and most state income tax purposes. Thus, to the extent that we become entitled to utilize on our separate tax returns portions of those credit or loss carryforwards existing as of such date, we will distribute to Cypress the tax effect (estimated to be 40% for federal and state income tax purposes) of the amount of such tax loss carryforwards so utilized and the amount of any credit carryforwards so utilized. We will distribute these amounts to Cypress in cash or in our shares, at our option. Accordingly, we will be subject to the obligations payable to Cypress for any federal income tax credit or loss carryforwards utilized in our federal tax returns. As of December 30, 2007, we had $44.0 million of federal net operating loss carryforwards and approximately $73.5 million of California net operating loss carryforwards, meaning that such potential future payments to Cypress, which would be made over a period of several years, would therefore aggregate approximately $19.1 million. The majority of these net operating loss carryforwards were created by employee stock transactions.  Because there is uncertainty as to the realizability of these loss carryforwards, the portion created by employee stock transactions are not reflected on the Company’s Consolidated Balance Sheets. If these losses were reflected on the Consolidated Balance Sheets, to the extent the deductions were not matched against previous stock-based compensation charges, the loss carryforwards would be accounted for as an increase to deferred tax assets and stockholders’ equity.

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

For example, under the current tax rules, if Cypress was to make a complete distribution of its shares of our class B common stock, and our total outstanding capital stock at the time of such distribution were 84 million shares, unless we qualified for one of several safe harbor exemptions available under the Treasury Regulations, in order to avoid our indemnification obligation to Cypress, we could not, for up two years (or possibly longer if we are acting pursuant to a preexisting plan) from the date of Cypress’ distribution, issue 84 million or more shares of our class A common stock, nor could we participate in one or more transactions (excluding the distribution itself) in which 42 million or more shares of our then-existing class A common stock were to be acquired in connection with a plan or series of related transactions that includes the distribution. In addition, these limits could be lower depending on certain actions that we or Cypress might take before or after a distribution. If we were to participate in such a transaction, assuming Cypress distributed 44.5 million shares, Cypress’ top marginal income tax rate was 40% for federal and state income tax purposes, the fair market value of our class B common stock was $70.00 per share and Cypress’ tax basis in such stock was $5.00 per share on the date of their distribution, then our liability under our indemnification obligation to Cypress would be approximately $1.2 billion.

In order to preserve various options for the separation of our two companies, we and Cypress may seek to preserve Cypress’ ownership of our company at certain levels. Any such effort could limit our ability to use our equity to raise capital, pursue acquisitions, compensate employees or engage in other business initiatives. In addition, our ability to use our equity to obtain additional financing or to engage in acquisition transactions for a period of time after a tax-free distribution of our shares by Cypress will be restricted if we can only sell or issue a limited amount of our stock before triggering our obligation to indemnify Cypress for taxes it incurs under Section 355(e) of the Code. Separation of the two companies is dependent, to a large degree, on the tax efficient provisions within the tax law. Changes to these provisions, either through change of statute or judicial interpretation, may render the separation strategy less attractive.

Third parties may seek to hold us responsible for liabilities of Cypress.

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

Cypress is not obligated to distribute to its stockholders or otherwise dispose of the shares of our class B common stock that it beneficially owns, although it might elect to do so in the future. Completion of any distribution transaction could be contingent upon, among other things, the receipt of a favorable tax ruling from the Internal Revenue Service, or IRS, and/or a favorable opinion of Cypress’ tax advisor as to the tax-free nature of such a transaction for U.S. federal income tax purposes. The provisions allowing for a tax efficient distribution may be amended by legislative or judicial interpretation in the future, affecting Cypress’ willingness to distribute or dispose of our class B common stock.

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

ITEM 1B: UNRESOLVED STAFF COMMENTS

None.

ITEM 2: PROPERTIES

Our corporate headquarters is located in San Jose, California, where we occupy approximately 51,000 square feet under a lease from Cypress that expires in April 2011. In Richmond, California, we occupy approximately 250,000 square feet for office, light industrial and research and development use under a lease from an unaffiliated third party that expires in September 2018. In addition to these facilities, we also have our European headquarters located in Geneva, Switzerland where we occupy approximately 4,000 square feet under a lease that expires in September 2012 as well as sales and support offices in Southern California, New Jersey, Germany, Italy, Spain, and South Korea, all of which are leased from unaffiliated third parties.

We also lease from Cypress approximately 215,000 square feet in the Philippines, which serves as our solar cell manufacturing facility. This lease expires in July 2021 and it contains a right to purchase the facility from Cypress at any time at Cypress’ original purchase price of approximately $8.0 million plus interest computed on a variable index starting on the date of purchase by Cypress until the sale to us, unless such purchase option is exercised after a change of control of our Company, in which case the purchase price shall be at a market rate, as reasonably determined by Cypress. Under the lease, we would pay Cypress a rate equal to the cost to Cypress for the facility until the earlier of 10 years from November 22, 2005 or a change of control of our Company. Thereafter, we will pay market rent for the facility. In December 2005 we leased from an unaffiliated third party approximately 46,300 square foot building in the Philippines for five years, with an option to extend the lease at market rental rates when the term expires. In August 2006, we purchased a 344,000 square feet building in the Philippines. This facility is approximately 20 miles from our existing facility and is being developed to house up to 12 solar cell manufacturing lines. We recently began operating three manufacturing lines in the new facility and expect to commence production of an additional five solar cell lines during 2008. We plan to begin production as soon as the first quarter of 2010 on the first line of a third solar cell manufacturing facility. We may require additional space in the future, which may not be available on commercially reasonable terms or in the location we desire.

Because of the interrelation of our business segments, both the components segment and systems segment use substantially all of the properties at least in part, and we retain the flexibility to use each of the properties in whole or in part for each of the segments. Therefore, we do not identify or allocate assets by business segment.  For more information on property, plant and equipment by country, see Note 18 of Notes to our Consolidated Financial Statements in "Item 8: Financial Statements and Supplemental Data."

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

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5: MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our class A common stock is listed on the NASDAQ Global Market under the trading symbol “SPWR.” The high and low trading prices of our class A common stock during the fiscal years ended December 30, 2007 and December 31, 2006 are as follows:

For the year ended December 30, 2007	High	Low
First quarter	$48.11	$35.40
Second quarter	65.55	45.84
Third quarter	86.93	59.64
Fourth quarter	164.49	81.50
For the year ended December 31, 2006	High	Low
First quarter	$45.09	$29.08
Second quarter	42.00	24.60
Third quarter	34.25	23.75
Fourth quarter	40.00	26.35

As of February 22, 2008, there were approximately 38 record holders of our class A common stock and there was one record holder of our class B common stock. A substantially greater number of holders of our class A common stock are in “street name” or beneficial holders, whose shares are held of record by banks, brokers and other financial institutions.

Dividends

We have never declared or paid any cash dividend on our capital stock, and we do not currently intend to pay any cash or dividends on our common stock in the foreseeable future. We intend to retain future earnings, if any, to finance the operation and expansion of our business.

Our bank credit facilities place restrictions on us and our subsidiaries’ ability to pay cash dividends. Additionally, our debentures issued in February 2007 and July 2007 allow the holders to convert their bonds into our common stock if we declare a dividend that on a per share basis exceeds 10% of our common stock’s market price.

 Recent Sales of Unregistered Securities

 We conducted no unregistered sales of equity securities during the fiscal year ended December 30, 2007.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased(1) (in thousands)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Publicly Announced Plans or Programs
October 1, 2007 through October 28, 2007	1	$127.71	—	—
October 29, 2007 through November 25, 2007	—	—	—	—
November 26, 2007 through December 30, 2007	7	132.49	—	—
Total	8	132.02	—	—

(1)	The total number of shares purchased includes shares surrendered to satisfy tax withholding obligations in connection with the vesting of restricted stock issued to employees.

Equity Compensation Plan Information

The following table provides certain information as of December 30, 2007 with respect to our equity compensation plans under which shares of class A common stock are authorized for issuance (in thousands, except dollar figures):

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)
Equity compensation plans approved by security holders	2,889		$4.73	28
Equity compensation shares not approved by security holders	17	(1)	2.00	—
Total	2,906	(2)	4.71	28

(1)	Represents one option to purchase shares of class A common stock issued to one SunPower employee on June 17, 2004 with an exercise price of $2.00, vesting over five years.
(2)
This table excludes options to purchase an aggregate of approximately 795,000 shares of class A common stock, at a weighted average exercise price of $8.09 per share, that we assumed in connection with the acquisition of SP Systems in January 2007.

Company Stock Price Performance

The following graph compares the performance of an investment in our class A common stock from the pricing of our IPO on November 17, 2005 through December 30, 2007, with the NASDAQ Market Index and with four comparable issuers: Evergreen Solar, Energy Conversion Devices, SolarWorld and Solon AG. The graph assumes $100 was invested on November 17, 2005 in our class A common stock at the closing price of $25.45 per share and at the closing prices for the NASDAQ Market Index and each of our peer issuers. It also assumes that any dividends were reinvested on the date of payment without payment of any commissions. The performance shown in the graph represents past performance and should not be considered an indication of future performance.

ASSUMES $100 INVESTED ON NOVEMBER 17, 2005
ASSUMES DIVIDEND REINVESTED
FISCAL YEAR ENDED DECEMBER 30, 2007

	11/17/05	12/30/05	12/31/06	12/30/07
SunPower Corporation	$100.00	$133.56	$146.05	$514.93
NASDAQ Market Index	100.00	99.32	108.77	120.45
Evergreen Solar	100.00	89.27	63.45	144.34
Energy Conversion Devices	100.00	130.15	108.53	105.78
SolarWorld	100.00	94.63	160.70	140.42
Solon AG	100.00	99.11	91.85	277.46

ITEM 6: SELECTED CONSOLIDATED FINANCIAL DATA

The following selected consolidated financial data should be read together with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our Consolidated Financial Statements and related notes included elsewhere in this Annual Report on Form 10-K.

On November 9, 2004, Cypress completed a reverse triangular merger with us in which each share of our then outstanding capital stock not owned by Cypress was valued at $3.30 per share and exchanged for an equivalent number of shares of Cypress common stock. This merger effectively gave Cypress 100% ownership of all of our then outstanding shares of capital stock but left our unexercised warrants and options outstanding. This transaction resulted in the “push down” of the effect of the acquisition of SunPower by Cypress and created a new basis of accounting. See Note 2 of Notes to our Consolidated Financial Statements. The Consolidated Balance Sheets and Statements of Operations data in this Annual Report on Form 10-K prior and up to November 8, 2004 refer to the Predecessor Company and this period is referred to as the pre-merger period, while the Consolidated Balance Sheets and Statements of Operations data subsequent to November 8, 2004 refer to the Successor Company and this period is referred to as the post-merger period. A black line has been drawn between the accompanying financial statements to distinguish between the pre-merger and post-merger periods.

Our Consolidated Financial Statements include purchases of goods and services from Cypress, including wafers, legal, tax, treasury, information technology, employee benefits and other Cypress corporate services and infrastructure costs. The expenses allocations have been determined based on a method that we and Cypress consider to be a reasonable reflection of the utilization of services provided or the benefit received by us. The financial information included herein may not be indicative of our consolidated financial position, operating results, and cash flows in the future, or what they would have been had we been a separate stand-alone entity during the periods presented. See Note 3 of Notes to our Consolidated Financial Statements for additional information on our relationship with Cypress.

On January 10, 2007, we completed the acquisition of PowerLight, a leading global provider of large-scale solar power systems, which we renamed SunPower Corporation, Systems, or SP Systems in June 2007. SP Systems designs, manufactures, markets and sells solar electric power system technology that integrates solar cells and solar panels manufactured by us and other suppliers to convert sunlight to electricity compatible with the utility network. The results of SP Systems have been included in the following selected consolidated financial information from January 10, 2007.

We report our results of operations on the basis of 52- or 53-week periods, ending on the Sunday closest to December 31. Fiscal 2003 ended on December 28, 2003 and included 52 weeks. The combined periods of fiscal 2004 ended on January 2, 2005 and included 53 weeks. Fiscal 2005 ended on January 1, 2006, fiscal 2006 ended on December 31, 2006, fiscal 2007 ended on December 30, 2007 and each fiscal year included 52 weeks. Our fiscal quarters end on the Sunday closest to the end of the applicable calendar quarter, except in a 53-week fiscal year in which the additional week falls into the fourth quarter of that fiscal year.

	Successor Company				Predecessor Company
	Year Ended			Nov. 9, 2004 Through Jan. 2, 2005	Dec. 29, 2003 Through Nov. 8, 2004	Year Ended December 28, 2003
(In thousands, except per share data)	December 30, 2007	December 31, 2006	January 1, 2006
Consolidated Statements of Operations Data
Revenue:
Systems	$464,178	$—	$—	$—	$—	$—
Components	310,612	236,510	78,736	4,055	6,830	5,005
	774,790	236,510	78,736	4,055	6,830	5,005
Costs and expenses:
Cost of systems revenue	386,511	—	—	—	—	—
Cost of components revenue	240,475	186,042	74,353	6,079	9,498	4,987
Research and development	13,563	9,684	6,488	1,417	12,118	9,816
Sales, general and administrative	108,256	21,677	10,880	1,111	4,713	3,238
Purchased in-process research and development	9,575	—	—	—	—	—
Impairment of acquisition-related intangibles	14,068	—	—	—	—	—
Total costs and expenses	772,448	217,403	91,721	8,607	26,329	18,041
Operating income (loss)	2,342	19,107	(12,985)	(4,552)	(19,499)	(13,036)
Interest income	13,882	10,086	1,591	3	15	—
Interest expense	(5,071)	(1,809)	(3,185)	(1,072)	(3,759)	(1,509)
Other income (expense), net	(7,871)	1,077	(1,214)	12	(59)	—
Income (loss) before income taxes	3,282	28,461	(15,793)	(5,609)	(23,302)	(14,545)
Income tax provision (benefit)	(5,920)	1,945	50	—	—	—
Net income (loss)	$9,202	$26,516	$(15,843)	$(5,609)	$(23,302)	$(14,545)

Net income (loss) per share:
Basic(1)	$0.12	$0.40	$(0.68)	$(2,804.50)	$(5.51)	$(3.50)
Diluted(1)	$0.11	$0.37	$(0.68)	$(2,804.50)	$(5.51)	$(3.50)

Weighted-average shares:
Basic (1)	75,413	65,864	23,306	2	4,230	4,156
Diluted(1)	81,227	71,087	23,306	2	4,230	4,156

(1)
 The basic and diluted net income (loss) per share computation excludes potential shares of common stock issuable upon conversion of convertible preferred stock and exercise of options and warrants to purchase common stock when their effect would be antidilutive. Basic and diluted net income (loss) per share computation also excludes 2.9 million shares of class A common stock lent to an affiliate of Lehman Brothers in connection with the Company’s issuance of $200.0 million in principal amount of its 1.25% senior convertible debentures in February 2007 and 1.8 million shares of class A common stock lent to an affiliate of Credit Suisse in connection with the Company’s issuance of $225.0 million in principal amount of its 0.75% senior convertible debentures in July 2007. See Note 6 of Notes to our Consolidated Financial Statements for a detailed explanation of the determination of the shares used in computing basic and diluted net income (loss) per share.

	Successor Company				Predecessor Company
(In thousands)	December 30, 2007	December 31, 2006	January 1, 2006	January 2, 2005	December 28, 2003
Consolidated Balance Sheets Data
Cash, cash equivalents and short-term investments	$390,667	$182,092	$143,592	$3,776	$5,588
Working capital (deficiency)	93,953	228,269	155,243	(54,314)	(28,574)
Total assets	1,653,738	576,836	317,654	89,646	30,891
Convertible debt	425,000	—	—	—	—
Deferred tax liability	6,213	46	336	—	—
Customer advances, net of current portion	60,153	27,687	28,438	—	—
Other long-term liabilities	14,975	—	—	—	—
Notes payable to Cypress, net of current portion	—	—	—	21,673	5,312
Convertible preferred stock	—	—	—	8,552	9,366
Total stockholders’ equity (deficit)	864,090	488,771	258,650	(10,664)	(20,479)

ITEM 7: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement Regarding Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements are statements that do not represent historical facts. We use words such as ““may,” “will,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential” and “continue” and similar expressions to identify forward-looking statements. Forward-looking statements in this Annual Report on Form 10-K include, but are not limited to, our plans and expectations regarding our ability to obtain polysilicon ingots or wafers, future financial results, operating results, business strategies, projected costs, products, competitive positions, management’s plans and objectives for future operations, and industry trends. These forward-looking statements are based on information available to us as of the date of this Annual Report on Form 10-K and current expectations, forecasts and assumptions and involve a number of risks and uncertainties that could cause actual results to differ materially from those anticipated by these forward-looking statements. Such risks and uncertainties include a variety of factors, some of which are beyond our control. Please see “Item 1A: Risk Factors” and our other filings with the Securities and Exchange Commission for additional information on risks and uncertainties that could cause actual results to differ. These forward-looking statements should not be relied upon as representing our views as of any subsequent date, and we are under no obligation, and expressly disclaim any responsibility, to update or alter our forward-looking statements, whether as a result of new information, future events or otherwise.

The following information should be read in conjunction with the Consolidated Financial Statements and the accompanying Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K. Our fiscal year ends on the Sunday closest to the end of the applicable calendar year. All references to fiscal periods apply to our fiscal quarters or year which ends on the Sunday closest to the calendar month end.

General

We are a vertically integrated solar products and services company that designs, manufactures and markets high-performance solar electric power technologies. Our solar cells and solar panels are manufactured using proprietary processes and technologies based on more than 15 years of research and development. We believe our solar cells have the highest conversion efficiency, a measurement of the amount of sunlight converted by the solar cell into electricity, of all the solar cells available for the mass market. Our solar power products are sold through our components business segment, or our components segment. In January 2007, we acquired SP Systems, which developed, engineered, manufactured and delivered large-scale solar power systems. These activities are now performed by our systems business segment, or our systems segment. Our solar power systems, which generate electric energy, integrate solar cells and panels manufactured by us as well as other suppliers.

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

We sell our solar components products to installers and resellers for use in residential and commercial applications where the high efficiency and superior aesthetics of our solar power products provide compelling customer benefits. We also sell products for use in multi-megawatt solar power plant applications. In many situations, we offer a materially lower area-related cost structure for our customers because our solar panels require a substantially smaller roof or land area than conventional solar technology and half or less of the roof or land area of commercial solar thin film technologies. We sell our products primarily in Asia, Europe and North America, principally in regions where government incentives have accelerated solar power adoption. In fiscal 2007, 2006 and 2005, components revenue represented approximately 40%, 100% and 100%, respectively, of total revenue.

We manufacture our solar cells at our manufacturing facilities in the Philippines. We currently operate seven cell manufacturing lines in our solar cell fabrication facilities, with a total rated manufacturing capacity of approximately 214 megawatts per year. By the end of 2008, we plan to operate 12 solar cell manufacturing lines with an aggregate manufacturing capacity of 414 megawatts per year. We plan to begin production as soon as the first quarter of 2010 on the first line of a third solar cell manufacturing facility designed to have an aggregate manufacturing capacity of 500 megawatts per year.

We manufacture our solar panels at our panel manufacturing factory located in the Philippines. Our solar panels are also manufactured for us by a third-party subcontractor in China. We currently operate three solar panel manufacturing lines with a rated manufacturing capacity of 90 megawatts of solar panels per year. In addition, our SunPower branded inverters are manufactured for us by multiple suppliers.

Systems segment:  Our systems segment sells solar power systems and system technology directly to system owners. When we sell a solar power system it may include services such as development, engineering, procurement of permits and equipment, construction management, access to financing, monitoring and maintenance. We believe our solar systems provide the following benefits compared with competitors’ systems:

•	superior performance delivered by maximizing energy delivery and financial return through systems technology design;

•	superior systems design to meet customer needs and reduce cost, including non-penetrating, fast-install technology; and

•	superior channel breadth and delivery capability including turnkey systems.

Our systems segment is comprised primarily of the business we acquired from SP Systems in January 2007. Our customers include commercial and governmental entities, investors, utilities and production home builders. We work with development, construction, system integration and financing companies to deliver our solar power systems to customers. Our solar power systems are designed to generate electricity over a system life typically exceeding 25 years and are principally designed to be used in large-scale applications with system ratings of typically more than 500 kilowatts. Worldwide, more than 400 SunPower solar power systems are commissioned or in construction, rated in aggregate at more than 300 megawatts of peak capacity. In fiscal 2007, systems revenue represented approximately 60% of total revenue.

We have solar power system projects completed or in the process of being completed in various countries including Germany, Italy, Portugal, South Korea, Spain and the United States. We sell distributed rooftop and ground-mounted solar power systems as well as central-station power plants. Distributed solar power systems are typically rated at more than 500 kilowatts of capacity to provide a supplemental, distributed source of electricity for a customer’s facility. Many customers choose to purchase solar electricity from our systems under a power purchase agreement with a financing company which buys the system from us. For example, we recently completed the construction of an approximately 14 megawatt solar power plant at Nellis Air Force Base in Nevada, which will be operated under a power purchase agreement structure with a financier. In Europe and South Korea, our products and systems are typically purchased by a financing company and operated as a central station solar power plant. These power plants are rated with capacities of approximately one to 20 megawatts, and generate electricity for sale under tariff to private and public utilities.

We manufacture certain of our solar power system products at our manufacturing facilities in California and at other facilities located close to our customers. Some of our solar power system products are also manufactured for us by third-party suppliers.

Overview

We were incorporated in 1985 by Dr. Richard Swanson to develop and commercialize high-efficiency photovoltaic solar electric cell technology. Our solar cells were initially used in solar concentrator systems, which concentrate sunlight to reflective dish systems. From 1988 to 2000, we focused our efforts on developing our high-efficiency solar cells and marketing our infrared detectors. In 2001, NASA used our solar cells in the Helios solar-powered airplane to achieve a world record powered-flight altitude of 96,863 feet. For the past several years, we have focused our efforts on building commercial manufacturing capacity for our solar cells.

From 2002 until the closing of our IPO on November 22, 2005, we financed our operations primarily through sale of equity to and borrowings from Cypress totaling approximately $142.8 million. In November 2005, we raised net proceeds of $145.6 million in an IPO of 8.8 million shares of class A common stock at a price of $18.00 per share. In June 2006, we completed a follow-on public offering of 7.0 million shares of our class A common stock, at a per share price of $29.50, and received net proceeds of $197.4 million. In July 2007, we completed a follow-on public offering of 2.7 million shares of our class A common stock, at a discounted per share price of $64.50, and received net proceeds of $167.4 million.

In February 2007, we issued $200.0 million in principal amount of our 1.25% senior convertible debentures to Lehman Brothers Inc., or Lehman Brothers, and lent 2.9 million shares of our class A common stock to an affiliate of Lehman Brothers. Net proceeds from the issuance of senior convertible debentures in February 2007 were $194.0 million. We did not receive any proceeds from the 2.9 million lent shares of our class A common stock, but received a nominal lending fee. In July 2007, we issued $225.0 million in principal amount of our 0.75% senior convertible debentures to Credit Suisse Securities (USA) LLC, or Credit Suisse, and lent 1.8 million shares of our class A common stock to an affiliate of Credit Suisse. Net proceeds from the issuance of senior convertible debentures in July 2007 were $220.1 million. We did not receive any proceeds from the 1.8 million lent shares of class A common stock, but received a nominal lending fee. See Note 15 of Notes to our Consolidated Financial Statements.

In January 2007, we completed the acquisition of PowerLight, a privately-held company which developed, engineered, manufactured and delivered large-scale solar power systems for residential, commercial, government and utility customers worldwide. These activities are now performed by our systems business segment. As a result of the acquisition, PowerLight became our indirect wholly owned subsidiary. In June 2007, we changed PowerLight’s name to SunPower Corporation, Systems, or SP Systems, to capitalize on SunPower’s name recognition. We believe the acquisition will enable us to develop the next generation of solar products and solutions that will accelerate reduction in solar system cost to compete with retail electric rates without incentives and simplify and improve customer experience. The total purchase consideration and future stock compensation for the transaction was $334.4 million, consisting of $120.7 million in cash and $213.7 million in common stock, restricted stock, stock options and related acquisition costs. See Note 4 of Notes to our Consolidated Financial Statements.

After completion of our IPO in November 2005, Cypress held, in the aggregate, approximately 52.0 million shares of our class B common stock. On May 4, 2007, Cypress completed the sale of 7.5 million shares of our class B common stock in an offering pursuant to Rule 144 of the Securities Act. Such shares converted to 7.5 million shares of our class A common stock upon the sale. As of December 30, 2007, including the effect of the sale completed in May 2007, public offerings of our class A common stock in June 2006 and July 2007, and issuance of senior convertible debentures in February 2007 and July 2007, Cypress owned approximately 44.5 million shares of our class B common stock, which represented approximately 56% of the total outstanding shares of our common stock, or approximately 51% of such shares on a fully diluted basis after taking into account outstanding stock options (or 49% of such shares on a fully diluted basis after taking into account outstanding stock options and loaned shares to underwriters of our convertible indebtedness). Cypress also holds approximately 90% of the voting power of our total outstanding common stock. Cypress has agreed to provide specified manufacturing and support services such as legal, tax, treasury and employee benefits services to us for a limited period from the date of our IPO so long as Cypress owns a majority of the aggregate number of shares of all classes of our common stock.

Our employee base has increased from approximately 70 employees as of December 31, 2002 to 3,530 as of December 30, 2007 with the increase coming from hiring at our facilities in the Philippines related to our increased manufacturing capacity, acquisition of SP Systems, and increased headcount in research and development as well as sales and general and administrative functions as we prepare for anticipated continuing growth of our business.

Financial Operations Overview

The following describes certain line items in our Statements of Operations:

Total Revenue

Systems Segment:  Our systems segment generates revenue from sales of engineering, procurement and construction, or EPC, projects and other services relating to solar electric power systems that integrate our solar panels and balance of systems components, as well as materials sourced from other manufacturers. In the United States where customers often utilize rebate and tax credit programs in connection with projects rated one megawatt or less of capacity, we typically sell solar systems rated up to one megawatt of capacity to provide a supplemental, distributed source of electricity for a customer’s facility. In Europe and South Korea, our systems are often purchased by third-party investors as central station solar power plants, typically rated from one to 20 megawatts, which generate electricity for sale under tariff to regional and public utilities. We also sell our solar systems through value-added resellers, or VARs, and under materials-only sales contracts in the United States, Europe and Asia. The balance of our systems revenues are generally derived from sales to new home builders for residential applications and maintenance revenue from servicing installed solar systems. Systems revenue accounted for 60% of our total revenue for the year ended December 30, 2007. We had no systems revenue in fiscal 2006 and 2005. Our systems revenue is largely dependent on the timing of revenue recognition on large construction projects and, accordingly, will fluctuate from period to period. For the year ended December 30, 2007, 84% of systems segment’s revenue was from EPC construction contracts, of which 40% were derived from international contracts and 60% from construction contracts in the United States. The remaining 16% of systems revenue were from materials-only sales contracts, of which 99% were derived from international sales and 1% were sold in the United States.

Components Segment:  Components revenue primarily represents sales of our solar cells, solar panels and inverters to solar systems installers and other resellers. Components revenue accounted for 40% of our total revenue for the year ended December 30, 2007 and 100% of our total revenue in each of fiscal 2006 and 2005. Components revenue from international sales represented 64%, 68%, and 70% of our total components revenue for fiscal 2007, 2006 and 2005, respectively. Components revenue from sales in the United States was 36%, 32%, and 30% of our total components revenue for fiscal 2007, 2006 and 2005, respectively. Factors affecting our components revenue include unit volumes of solar cells and modules produced and shipped, average selling prices, product mix, product demand and the percentage of our construction projects sourced with SunPower solar panels sold through the systems segment which reduces the inventory available to sell through our components segment. We have experienced quarter-over-quarter unit volume increases in shipments of our solar power products since we began commercial production in the fourth quarter of 2004. During this period, we have experienced increases in average selling prices for our solar power products primarily due to the strength of end-market demand, favorable currency exchange rates, as well as an increase in raw material prices used in the manufacture of our products. Over the next several years, we expect average selling prices for our solar power products to decline as the market becomes more competitive, as certain products mature and as manufacturers are able to lower their manufacturing costs and pass on some of the savings to their customers.

Cost of Revenue

Systems Segment:  Our cost of systems revenue consists primarily of solar panels, mounting systems, inverters and subcontractor costs. Other factors contributing to cost of revenue include amortization of intangible assets, depreciation, provisions for warranty, salaries, personnel-related costs, freight, royalties and manufacturing supplies associated with contracting revenues. The cost of solar panels is the single largest cost element in our cost of systems revenue. We expect our cost of systems revenue to fluctuate as a percentage of revenue depending on many factors such as the cost of solar panels, the cost of inverters, subcontractor costs, freight costs and other project related costs. In particular, our systems segment generally experiences higher gross margin on construction projects that utilize SunPower solar panels compared to construction projects that utilize solar panels purchased from third parties. Over time, we expect that our systems segment will increase the percentage of its construction projects sourced with SunPower solar panels from approximately 20% to 30% in 2007 to as much as 50% in 2008. Our cost of systems revenue will also fluctuate from period to period due to the mix of projects completed and recognized as revenue, in particular between large projects and large commercial installation projects that may or may not include solar panels. Our gross profit each quarter is affected by a number of factors, including the types of projects in process and their various stages of completion, the gross margins estimated for those projects in progress and the actual system group department overhead costs. Generally, revenues from materials-only sales contracts generate a higher gross margin percentage for our systems segment than revenue generated from construction projects.

In connection with the acquisition of SP Systems, there were $79.5 million of identifiable purchased intangible assets, of which $56.8 million was being amortized to cost of systems revenues on a straight-line basis over periods ranging from one to five years. As a result of our new branding strategy, during the quarter ended July 1, 2007, the PowerLight tradename asset with a net book value of $14.1 million was written off as an impairment of acquisition-related intangible assets. As such, the remaining balance of $41.2 million relating to purchased patents, technology and backlog will be amortized to cost of systems revenue on a straight-line basis over periods ranging from one to four years.

Almost all of our systems segment construction contracts are fixed price contracts. However, we have in several instances obtained change orders that reimburse us for additional unexpected costs due to various reasons. The systems segment also has long-term agreements for solar cell and panel purchases with several major solar panel manufacturers, some with liquidated damages and/or take or pay type arrangements. An increase in project costs, including solar panel, inverter and subcontractor costs, over the term of a construction contract could have a negative impact on our systems segment’s overall gross profit. Our systems segment gross profit may also be impacted by certain adjustments for inventory reserves. We are seeking to improve gross profit over time as we implement cost reduction efforts, improve manufacturing processes, and seek better and less expensive materials globally, as we grow the business to attain economies of scale on fixed costs. Any increase in gross profit based on these items, however, could be partially or completely offset by increased raw material costs or our inability to increase revenues in line with expectations, and other competitive pressures on gross margin.

Components Segment:  Our cost of components revenue consists primarily of silicon ingots and wafers used in the production of solar cells, along with other materials such as chemicals and gases that are needed to transform silicon wafers into solar cells. Other factors contributing to cost of revenue include amortization of intangible assets, depreciation, provisions for estimated warranty, salaries, personnel-related costs, facilities expenses and manufacturing supplies associated with solar cell fabrication. For our solar panels, our cost of revenue includes the cost of solar cells and raw materials such as glass, frame, backing and other materials, as well as the assembly costs we pay to our third-party subcontractor in China. Additionally, we recently began production within our own solar panel assembly facility in the Philippines which incurs labor, depreciation, utilities and other occupancy costs.

On November 9, 2004, Cypress completed a reverse triangular merger with us in which each share of our then outstanding capital stock not owned by Cypress was valued at $3.30 per share and exchanged for an equivalent number of shares of Cypress common stock. This merger effectively gave Cypress 100% ownership of all of our then outstanding shares of capital stock but left our unexercised warrants and options outstanding. As a result of that transaction, we were required to record Cypress’ cost of acquiring us in our financial statements, including its equity investment and pro rata share of our losses by recording intangible assets, including purchased technology, patents, trademarks and a distribution agreement. The fair value for these intangibles is being amortized as an element of cost of component revenue over two to six years on a straight-line basis. For additional discussion regarding amortization of acquired intangibles, see Note 2 of Notes to our Consolidated Financial Statements.

Our components segment gross profit each quarter is affected by a number of factors, including average selling prices for our products, our product mix, our actual manufacturing costs, the utilization rate of our wafer fabrication facility and changes in amortization of intangible assets. To date, demand for our solar power products has been robust and our production output has increased allowing us to spread a significant amount of our fixed costs over relatively high production volume, thereby reducing our per unit fixed cost. We currently operate seven solar cell manufacturing lines with total production capacity of 214 megawatts per year with the 5th, 6th and 7th lines located in our second building in the Philippines that is expected to eventually house 12 solar cell production lines with a total factory output capacity of approximately 466 megawatts per year. As we build additional manufacturing lines or facilities, our fixed costs will increase, and the overall utilization rate of our wafer fabrication facilities could decline, which could negatively impact our gross profit. This decline may continue until a line’s manufacturing output reaches its rated practical capacity.

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

Operating Expenses

Our operating expenses include research and development expense, sales, general and administrative expense, purchased in-process research and development expense and impairment of acquisition-related intangibles. Research and development expense consists primarily of salaries and related personnel costs, depreciation and the cost of solar cells and solar panel materials and services used for the development of products, including experiment and testing. We expect our research and development expense to increase in absolute dollars as we continue to develop new processes to further improve the conversion efficiency of our solar cells and reduce their manufacturing cost, and as we develop new products to diversify our product offerings. We expect our research and development expense to decrease as a percentage of revenue over time, assuming our revenue increases as we expect.

Research and development expense is reported net of any funding received under contracts with governmental agencies because such contracts are considered collaborative arrangements. These awards are typically structured such that only direct costs, research and development overhead, procurement overhead and general and administrative expenses that satisfy government accounting regulations are reimbursed. In addition, our government awards from state agencies will usually require us to pay to the granting governmental agency certain royalties based on sales of products developed with grant funding or economic benefit derived from incremental improvements funded. Royalties paid to governmental agencies will be charged to the cost of goods sold. Our funding from government contracts offset our research and development expense by approximately 21%, 8% and 7% in fiscal 2007, 2006 and 2005, respectively. In the third quarter of 2007, we signed a Solar America Initiative agreement with the U.S. Department of Energy in which we were awarded $8.5 million in the first budgetary period. Total funding for the three-year effort is estimated to be $24.7 million. Payments received under this contract offset our research and development expense. Our cost share requirement under this program, including lower-tier subcontract awards, is anticipated to be $27.9 million. Subject to final negotiations and settlement with the government agencies involved, our existing governmental contracts are expected to offset approximately $7.0 million to $10.0 million of our research and development expense in each of 2007, 2008 and 2009. This contract replaced our three-year cost-sharing research and development project with the National Renewable Energy Laboratory, entered into in March 2005, to fund up to $3.0 million or half of the project costs to design the our next generation solar panels.

Sales, general and administrative expense for our business consists primarily of salaries and related personnel costs, professional fees, insurance and other selling and marketing expenses. We expect our sales, general and administrative expense to increase in absolute dollars as we expand our sales and marketing efforts, hire additional personnel, improve our information technology infrastructure and incur expenditures necessary to fund the anticipated growth of our business. We also expect sales, general and administrative expense to increase to support our operations as a public company, including compliance-related costs. However, assuming our revenue increases as we expect, over time we anticipate that our sales, general and administrative expense will decrease as a percentage of revenue.

Purchased in-process research and development expense for the year ended December 30, 2007 of $9.6 million resulted from the acquisition of SP Systems, as technological feasibility associated with the in-process research and development projects had not been established and no alternative future use existed. During fiscal 2007, we also incurred a charge for the impairment of acquisition-related intangibles of $14.1 million. In June 2007, we changed our branding strategy and consolidated all of our product and service offerings under the SunPower tradename. To reinforce the new branding strategy, we formally changed the name of PowerLight to SunPower Corporation,

Systems. The fair value of PowerLight tradenames was $15.5 million at the date of acquisition and ascribed a useful life of 5 years. The determination of the fair value and useful life of the tradename was based on our previous strategy of continuing to market our systems products and services under the PowerLight brand. As a result of the change in our branding strategy, during the quarter ended July 1, 2007, the net book value of the PowerLight tradename of $14.1 million was written off as an impairment of acquisition-related intangible assets.

Interest and Other Income (Expense), Net

 Interest income consists of interest earned on cash, cash equivalents, short-term investments and long-term investments. Historically, interest expense consisted of interest associated with indebtedness to Cypress and the fair value of warrants issued to Cypress which were reflected as interest expense using the effective interest method for financial reporting purposes. Interest expense also included expense related to outstanding advances from customers (see Note 13 of Notes to our Consolidated Financial Statements). In February 2007, we issued $200.0 million in principal amount of our 1.25% senior convertible debentures and in July 2007, we issued $225.0 million in principal amount of our 0.75% senior convertible debentures (see Note 15 of Notes to our Consolidated Financial Statements). We expect that interest expense on the aggregate of $425.0 million in convertible debt will total approximately $1.0 million per quarter assuming that all of the senior convertible debentures remain outstanding. Other income (expense), net consists primarily of the write-off of unamortized debt issuance costs as a result of the market price conversion trigger on our senior convertible debentures being met, amortization of debt issuance costs, share in net loss of joint venture, gains or losses from foreign exchange and foreign exchange hedging contracts.

Income Taxes

For financial reporting purposes, income tax expense and deferred income tax balances were calculated as if we were a separate entity and had prepared our own separate tax return. Effective with the closing of our public offering of common stock in June 2006, we are no longer eligible to file federal and most state consolidated tax returns with Cypress. Deferred tax assets and liabilities are recognized for temporary differences between financial statement and income tax bases of assets and liabilities. Valuation allowances are provided against deferred tax assets when management cannot conclude that it is more likely than not that some portion or the entire deferred tax asset will be realized. Any payments we make to Cypress when we utilize certain tax attributes will be accounted for as an equity transaction with Cypress. See Notes 1, 3 and 10 of Notes to our Consolidated Financial Statements.

As of December 30, 2007, we had federal net operating loss carryforwards of approximately $147.6 million. These federal net operating loss carryforwards will expire at various dates from 2011 to 2027. We had California state net operating loss carryforwards of approximately $73.5 million as of December 30, 2007, which expire at various dates from 2011 to 2017. We also had research and development credit carryforwards of approximately $3.9 million for both federal and state tax purposes. We have provided a valuation allowance on our deferred tax assets, consisting primarily of net operating loss carryforwards, because of the uncertainty of their realizability. In the event we determine that the realization of these deferred tax assets associated with our acquisition of SP Systems and Cypress’ acquisition of us is more likely than not, the reversal of the related valuation allowance will first reduce goodwill, then intangible assets and lastly as a reduction to the provision for taxes. Due in part to equity financings, we experienced “ownership changes” as defined in Section 382 of the Internal Revenue Code. Accordingly, our use of a portion of the net operating loss carryforwards and credit carryforwards is limited by the annual limitations described in Sections 382 and 383 of the Internal Revenue Code. The majority of the net operating loss carryforwards were created by employee stock transactions. Because there is uncertainty as to the realizability of the loss carryforwards, the portion created by employee stock transactions are not reflected on the Company’s Consolidated Balance Sheets.

We currently benefit from income tax holiday incentives in the Philippines pursuant to our Philippine subsidiary’s registrations with the Board of Investments and Philippine Economic Zone Authority, which provide that we pay no income tax in the Philippines for four years pursuant to our Board of Investments non-pioneer status and Philippine Economic Zone Authority registrations, and six years pursuant to our Board of Investments pioneer status registration. Our current income tax holidays expire in 2010, and we intend to apply for extensions. However, these tax holidays may or may not be extended. We believe that as our Philippine tax holidays expire, (a) gross income attributable to activities covered by our Philippine Economic Zone Authority registrations will be taxed at a 5% preferential rate, and (b) our Philippine net income attributable to all other activities will be taxed at the statutory Philippine corporate income tax rate of 32%. Fiscal 2007 was the first year for which profitable operations benefitted from the Philippine tax ruling.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based on our financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Our most critical policies include: (a) revenue recognition, which impacts the recording of revenue; (b) allowance for doubtful accounts and sales returns, which impacts sales, general and administrative expense; (c) warranty reserves, which impact cost of revenue and gross margin; (d) valuation of inventories, which impacts cost of revenue and gross margin; (e) stock option valuation, which impacts disclosure and cost of revenue and operating expenses; (f) valuation of long-lived assets, which impacts write-offs of goodwill and other intangible assets; (g) valuation of goodwill impairment, which impacts operating expense; (h) purchase accounting, which impacts fair value of goodwill, other intangible assets and in-process research and development expense; (i) fair value of investments; and (j) accounting for income taxes which impacts our tax provision (benefit). We also have other key accounting policies that are less subjective and, therefore, judgments in their application would not have a material impact on our reported results of operations. The following is a discussion of our most critical policies as of and for the year ended December 30, 2007, as well as the estimates and judgments involved.

Revenue Recognition

Our systems segment revenue is primarily comprised of EPC projects which are governed by customer contracts that require us to deliver functioning solar power systems and are generally completed within 6 to 36 months from the date of the contract signing. In addition, our systems segment also derives revenues from sales of certain solar power products and services that are smaller in scope than an EPC contract. We recognize revenues from fixed price construction contracts under AICPA Statement of Position 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts,” using the percentage-of-completion method of accounting. Under this method, systems revenue arising from fixed price construction contracts is recognized as work is performed based on the percentage of incurred costs to estimated total forecasted costs utilizing the most recent estimates of forecasted costs.

Incurred costs include all direct material, labor, subcontract costs and those indirect costs related to contract performance, such as indirect labor, supplies and tools. Job material costs are included in incurred costs when the job materials have been installed. Where construction contracts stipulate that title to job materials transfers to the customer before installation has been performed, systems revenue is deferred and recognized upon installation, in accordance with the percentage-of-completion method of accounting. Job materials are considered installed materials when they are permanently attached or fitted to the solar power system as required by the job’s engineering design.

Due to inherent uncertainties in estimating cost, job costs estimates are reviewed and/or updated by management working within the systems segment. The systems segment determines the completed percentage of installed job materials at the end of each month; generally this information is also reviewed with the customer’s on-site representative. The completed percentage of installed job materials is then used for each job to calculate the month-end job material costs incurred. Direct labor, subcontractor and other costs are charged to contract costs as incurred. Provisions for estimated losses on uncompleted contracts, if any, are recognized in the period in which the loss first becomes probable and reasonably estimable. Contracts may include profit incentives such as milestone bonuses. These profit incentives are included in the contract value when their realization is reasonably assured.

As of December 30, 2007, the asset, “Costs and estimated earnings in excess of billings,” which represents revenues recognized in excess of amounts billed, was $39.1 million. The liability, “Billings in excess of costs and estimated earnings,” which represents billings in excess of revenues recognized, was $69.9 million. Ending balances in “Costs and estimated earnings in excess of billings” and “Billings in excess of costs and estimated earnings” are highly dependent on contractual billing schedules which are not necessarily related to the timing of revenue recognition.

We sell our components products, as well as our balance of systems projects from the systems segment, to system integrators and OEMs and recognize revenue, net of accruals for estimated sales returns, when persuasive evidence of an arrangement exists, the product has shipped, title and risk of loss has passed to the customer, the sales price is fixed and determinable, collectibility of the resulting receivable is reasonably assured and the rights and risks of ownership have passed to the customer. We do not currently have any significant post-shipment obligations, including installation, training or customer acceptance clauses with any of our customers, which could have an impact on revenue recognition. As such, we record revenue and trade receivables for the selling price when the above conditions are met. Our revenue recognition is consistent across product lines and sales practices are consistent across all geographic locations.

We also enter into development agreements with some of our customers. Components revenue related to development agreements is recognized under the proportionate performance method, with the associated costs included in cost of components revenue. We estimate the proportionate performance of our development contracts based on an analysis of progress toward completion.

Allowance for Doubtful Accounts and Sales Returns

We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. We make our estimates of the collectibility of our accounts receivable by analyzing historical bad debts, specific customer creditworthiness and current economic trends. The allowance for doubtful accounts was $1.4 million and $0.6 million as of December 30, 2007 and December 31, 2006, respectively. If the financial condition of our customers were to deteriorate such that their ability to make payments was impaired, additional allowances could be required. In addition, at the time revenue is recognized, we simultaneously record estimates for sales returns which reduces revenue. These estimates are based on historical sales returns, analysis of credit memo data and other known factors. Actual returns could differ from these estimates. The allowance for sales returns was $0.4 million as of December 30, 2007 and December 31, 2006.

Warranty Reserves

It is customary in our business and industry to warrant or guarantee the performance of our solar panels at certain levels of conversion efficiency for extended periods, often as long as 25 years. It is also customary to warrant or guarantee the functionality of our solar cells for at least ten years. In addition, we generally provide a warranty on our systems for a period of five years. We also pass through to customers long-term warranties from the original equipment manufacturers of certain system components. Warranties of 20 to 25 years from solar panels suppliers are standard, while inverters typically carry a two, five or ten year warranty. We therefore maintain warranty reserves to cover potential liability that could arise from these guarantees. Our potential liability is generally in the form of product replacement or repair. Our warranty reserves reflect our best estimate of such liabilities and are based on our analysis of product returns, results of industry-standard accelerated testing, unique facts and circumstances involved in each particular construction contract and various other assumptions that we believe to be reasonable under the circumstances. We have sold solar cells only since late 2004 and, accordingly, have a limited history upon which to base our estimates of warranty expense. We recognize our warranty reserve as a component of cost of revenue. Our warranty reserve includes specific accruals for known product and system issues and an accrual for an estimate of incurred but not reported product and system issues based on historical activity. Due to effective product testing and the short turnaround time between product shipment and the detection and correction of product failures, warranty charges were limited to $10.8 million, $3.2 million and $0.4 million during the fiscal years ended December 30, 2007, December 31, 2006 and January 1, 2006, respectively.

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

Stock-Based Compensation

Effective January 1, 2006, we adopted the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123(R), using the modified prospective application transition method, and therefore have not restated prior periods’ results. Under the fair value recognition provisions of SFAS No. 123(R), we recognize stock-based compensation net of an estimated forfeiture rate and only recognize compensation cost for those shares expected to vest over the requisite service period of the award. Prior to the adoption of SFAS No. 123(R), we accounted for share-based payments under APB No. 25 and, accordingly, generally recognized compensation expense only when we granted options with a discounted exercise price.

Determining the appropriate fair value model and calculating the fair value of share-based payment awards require the input of highly subjective assumptions, including the expected life of the share-based payment awards and stock price volatility. The assumptions used in calculating the fair value of share-based payment awards represent management’s best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and we use different assumptions, our stock-based compensation expense could be materially different in the future. In addition, we are required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest. If our actual forfeiture rate is materially different from our estimate, the stock-based compensation expense could be significantly different from what we have recorded in the current period. See Note 17 of Notes to our Consolidated Financial Statements.

Valuation of Long-Lived Assets

Our long-lived assets include manufacturing equipment and facilities as well as certain intangible assets. Our business requires heavy investment in manufacturing facilities that are technologically advanced but can quickly become significantly under-utilized or rendered obsolete by rapid changes in demand for solar power products produced in those facilities. On November 9, 2004, Cypress completed a reverse triangular merger with us, and as a result of that transaction, we were required to record Cypress’ cost of acquiring us in our financial statement by recording intangible assets including purchased technology, patents, trademarks, distribution agreement and goodwill. On January 10, 2007, we acquired PowerLight, which is now named SunPower Corporation, Systems, or SP Systems, and in connection with that transaction, we recorded all the acquired assets and liabilities at their fair values on the date of the acquisition, including goodwill and identified intangible assets.

We evaluate our long-lived assets, including property, plant and equipment and purchased intangible assets with finite lives, for impairment whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. Prior to fiscal 2007, we operated in one business segment, therefore, impairment of long-lived assets was assessed at the enterprise level. As a result of the acquisition of SP Systems, we began operating in two business segments, the systems segment and components segment, and impairment of long-lived assets is assessed at the business segment level. Factors considered important that could result in an impairment review include significant underperformance relative to expected historical or projected future operating results, significant changes in the manner of use of acquired assets or the strategy for our business and significant negative industry or economic trends. Impairments are recognized based on the difference between the fair value of the asset and its carrying value, and fair value is generally measured based on discounted cash flow analyses.

In fiscal 2007, we recorded $14.4 million of impairment charges relating to long-lived assets, primarily related to a $14.1 million write-off of the carrying value of the PowerLight tradename resulting from a change in our branding strategy.  During 2005, we recorded a $0.5 million impairment charge in relation to certain decommissioned equipment that was in our pilot wafer fab located in Cypress’ Round Rock, Texas facility.

Goodwill Impairment

On November 9, 2004, Cypress completed a reverse triangular merger with us, and as a result of that transaction, we were required to record Cypress’ cost of acquiring us, including its equity investment and pro rata share of our losses in our financial statements by recording intangible assets including purchased technology, patents, trademarks, distribution agreement and goodwill.  On January 10, 2007, we acquired SP Systems, and as a result of that transaction, we were required to record all assets and liabilities acquired under the purchase acquisition, including goodwill and identified intangible assets, at fair value in our financial statements. We perform a goodwill impairment test on an annual basis and will perform an assessment between annual tests in certain circumstances. The process of evaluating the potential impairment of goodwill is highly subjective and requires significant judgment at many points during the analysis. In estimating the fair value of our business, we make estimates and judgments about our future cash flows. Our cash flow forecasts are based on assumptions that are consistent with the plans and estimates we use to manage our business.

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

Short-Term and Long-Term Investments

Investments designated as available-for-sale securities under SFAS No. 115, “Accounting for Investment in Certain Debt and Equity Securities,” are carried at fair value based on quoted market prices or estimated based on quoted market prices for financial instruments with similar characteristics. Unrealized gains and losses of our available-for-sale securities are excluded from earnings and reported as a component of other comprehensive income (loss). Additionally, we assess whether an other-than-temporary impairment loss on our available-for-sale securities has occurred due to declines in fair value or other market conditions. Declines in fair value that are considered other than temporary are recorded as an impairment of investments in the Consolidated Statements of Operations.

In general, investments with original maturities of greater than ninety days and remaining maturities of less than one year are classified as short-term investments. Investments with maturities beyond one year may also be classified as short-term based on their highly liquid nature and because such investments represent the investment of cash that is available for current operations.

We also invest in auction rate securities that are typically over collateralized by pools of loans originated under the Federal Family Education Loan Program, or FFELP, and are guaranteed by the U.S. Department of Education, and insured. In addition, all auction rate securities held are rated by one or more of the Nationally Recognized Statistical Rating Organizations, or NRSRO, as triple-A. Historically, all auction rate securities were classified as short-term investments because we have been able to liquidate these at our direction on seven day, twenty-eight day, thirty-five day or six-month auction cycles. When auction rate securities fail to clear at auction, which occurred with respect to six securities in February 2008, and we are unable to estimate when the impacted auction rate securities will clear at the next auction, we classify these as long-term, consistent with the stated contractual maturities of the securities. The “stated” or “contractual” maturities for these securities generally are between 20 to 30 years. A failed auction results in a lack of liquidity in the securities but does not signify a default by the issuer.

Accounting for Income Taxes

Our global operations involve manufacturing, research and development and selling activities. Profit from non-U.S. activities is subject to local country taxes but not subject to United States tax until repatriated to the United States. It is our intention to indefinitely reinvest these earnings outside the United States. We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. We consider historical levels of income, expectations and risks associated with estimates of future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance. Should we determine that we would be able to realize deferred tax assets in the future in excess of the net recorded amount, we would record an adjustment to the deferred tax asset valuation allowance. This adjustment would increase income in the period such determination is made.

The calculation of tax liabilities involves dealing with uncertainties in the application of complex global tax regulations. We recognize potential liabilities for anticipated tax audit issues in the United States and other tax jurisdictions based on our estimate of whether, and the extent to which, additional taxes will be due. If payment of these amounts ultimately proves to be unnecessary, the reversal of the liabilities would result in tax benefits being recognized in the period when we determine the liabilities are no longer necessary. If the estimate of tax liabilities proves to be less than the ultimate tax assessment, a further charge to expense would result. We accrue interest and penalties on tax contingencies as required by FIN 48 and SFAS No. 109.  This interest and penalty accrual is classified as income tax provision (benefit) in the Consolidated Statements of Operations and is not considered material.

Results of Operations

Revenue

Revenue and the year-over-year change were as follows:
	Year Ended
(Dollars in thousands)	December 30, 2007	December 31, 2006	January 1, 2006	2007 vs. 2006 Change	2006 vs. 2005 Change
Systems revenue	$464,178	$—	$—	n.a.	n.a.
Components revenue	310,612	236,510	78,736	31%	200%
Total revenue	$774,790	$236,510	$78,736	228%	200$

We generate revenue from two business segments, as follows:

Systems segment revenue represents sales of engineering, procurement, construction and other services relating to solar electric power systems that integrate our solar panels and balance of systems components, as well as materials sourced from other manufacturers. Systems segment revenue for the year ended December 30, 2007 was $464.2 million, which accounted for 60% of our total revenue. We had no systems segment revenue in fiscal 2006 and 2005. Our systems segment revenue is largely dependent on the timing of revenue recognition on large construction projects and, accordingly, will fluctuate from period to period. Gross margin for the systems segment was $77.7 million for the year ended December 30, 2007, or 17% of systems segment revenue. Gross margin in our systems segment is affected by a number of factors, particularly the mix of projects sourced with our panels versus projects using solar panels purchased from other suppliers.

Components segment revenue primarily represents sales of our solar cells, solar panels and inverters to solar systems installers and other resellers. Components segment revenue to unaffiliated customers for the year ended December 30, 2007 was $310.6 million, as compared to $236.5 million and $78.7 million in fiscal 2006 and 2005, respectively. The components segment accounted for 40% of our total revenue for the year ended December 30, 2007 and 100% of our revenue in fiscal 2006 and 2005. Gross margin for the components segment was $70.1 million for the year ended December 30, 2007, or 23% of components segment revenue, as compared to $50.5 million and $4.4 million in fiscal 2006 and 2005, respectively, or 21% and 6% of revenue, respectively.

During the years ended December 30, 2007 and December 31, 2006, our revenues were $774.8 million and $236.5 million, respectively, which represent an increase of 228%. Our fiscal 2006 revenue increased 200% compared to our total revenue in 2005 of $78.7 million. The significant increase in our total revenue from fiscal 2006 to 2007 resulted from the combination of an increase in components revenue of approximately $74.1 million during the year ended December 30, 2007, and the addition of $464.2 million in systems revenue for the year ended December 30, 2007, as a result of the acquisition of SP Systems. The increase in components revenue from fiscal 2005 through 2007 is attributable to the continued increase in the demand for our solar cells and solar panels since we began commercial production in late 2004 and continued increases in unit production and unit shipments of both solar cells and solar panels as we have expanded our solar manufacturing capacity. During the first three quarters of 2006, we had three solar cell manufacturing lines in operation with an approximate annual production capacity of 75 megawatts. Since then, we added a fourth 33 megawatt line during the fourth quarter of 2006, and we recently began commercial production on our 5th, 6th and 7th solar cell lines during the third and fourth quarters of 2007. Lines five and six have a rated solar cell production capacity of approximately 33 megawatts per year and line seven has a rated solar cell production capacity of approximately 40 megawatts per year.

From fiscal 2005 through 2007, our components segment has experienced an increase in average selling prices for our solar products, primarily relating to our solar cells and solar panels. Accordingly, our components segment's average selling prices were slightly higher during the year ended December 30, 2007 compared to the same period of 2006. However, we expect average selling prices for our solar power products to decline over time as the market becomes more competitive, as new products are introduced and as manufacturers are able to lower their manufacturing costs and pass on some of the savings to their customers.

We have six customers that each accounted for more than 10 percent of our total revenue in one or more of the years ended December 30, 2007, December 31, 2006 and January 1, 2006 as follows:

		Year Ended
		December 30, 2007	December 31, 2006	January 1, 2006
Significant customers:	Business Segment
SolarPack	Systems	18%	—%	—%
MMA Renewable Ventures	Systems	16%	—%	—%
Conergy AG	Components	*	25%	45%
Solon AG	Components	*	24%	16%
SP Systems**	Components	n.a.	16%	*
General Electric Company***	Components	*	*	10%

*	denotes less than 10% during the period
**	acquired by us on January 10, 2007
***	includes its subcontracting partner, Plexus Corporation

Effective February 6, 2008, the New York Stock Exchange, or NYSE, suspended the trading of the common stock of MuniMae, or MMA, the parent company of one of our significant systems segment customers, MMA Renewable Ventures, because MMA announced it will be unable to file its audited 2006 financial statements by March 3, 2008, the deadline imposed by the NYSE. MMA Renewable Ventures accounted for approximately 16% of our total revenue in fiscal 2007. In connection with completing the restatement and filing their Annual Report on Form 10-K for the year ended December 31, 2006, MMA incurred substantial accounting costs. In addition, general economic conditions have led to a severe capital and credit downturn, resulting in a slow-down to at least one element of MMA’s business. MMA’s management has evaluated their financial situation and determined it is not reasonably likely that the current reduction in net cash generated from operations will negatively impact its ability to remain a going concern. However, in the event MMA Renewable Ventures ceases to be a significant customer of ours or fails to pay us in a timely manner, it could have a material adverse effect on our future results of operations.

In November 2007, Conergy announced that it was experiencing a liquidity shortfall. These liquidity issues were subsequently resolved through interim financing from banks. In addition, Conergy is currently undergoing a reorganization which includes changes in the composition of management, discontinuation of certain non-core businesses and headcount reductions. Conergy accounted for approximately 25% and 45% of our total revenue in fiscal 2006 and 2005, respectively.  In the year ended December 30, 2007, Conergy accounted for less than 10% of our total revenue. Conergy’s management has evaluated their financial situation and determined it is not reasonably likely that the recently experienced shortfall in liquidity and restructuring activities will negatively impact its ability to remain a going concern. However, in the event Conergy ceases to be a significant customer of ours or fails to pay us in a timely manner, it could have a material adverse effect on our future results of operations.

International sales comprise the majority of revenue for both our systems and components segments. International sales represented approximately 55%, 68% and 70% of our total revenue for fiscal 2007, 2006 and 2005, respectively, and we expect international sales to remain a significant portion of overall sales for the foreseeable future. Domestic sales as a percentage of our total revenue increased approximately 13% for the year ended December 30, 2007, as compared to the year ended December 31, 2006, as a result of the inclusion of systems segment revenue in 2007, and we expect domestic sales as a percentage of total revenue to increase in the future.

Cost of Revenue

Cost of revenue as a percentage of revenue and the year-over-year change were as follows:

	Year Ended
(Dollars in thousands)	December 30, 2007	December 31, 2006	January 1, 2006	2007 vs. 2006 Change	2007 vs. 2006 Change
Cost of systems revenue	$386,511	$—	$—	n.a.	n.a.
Cost of components revenue	240,475	186,042	74,353	29%	150%
Total cost of revenue	$626,986	$186,042	$74,353	237%	150%
Total cost of revenue as a percentage of revenue	81%	79%	94%
Total gross margin percentage	19%	21%	6%

Details to cost of revenue by segment and the year-over-year change were as follows:

	Systems Segment*	Components Segment
	Year Ended	Year Ended			2007 vs. 2006 Change	2006 vs. 2005 Change
(Dollars in thousands)	December 30, 2007	December 30, 2007	December 31, 2006	January 1, 2006
Amortization of purchased intangible assets	$20,085	$4,767	$4,690	$1,175	2%	299%
Stock-based compensation	8,187	4,213	846	155	398%	446%
Factory pre-operating costs	939	3,964	383	—	935%	n.a.
All other cost of revenue	357,300	227,531	180,123	73,023	26%	147%
Total cost of revenue	$386,511	$240,475	$186,042	$74,353	29%	150%
Total cost of revenue as a percentage of revenue	83%	77%	79%	94%
Total gross margin percentage	17%	23%	21%	6%

*	We had no cost of systems revenue in fiscal 2006 and 2005.

During fiscal 2007, 2006 and 2005, our total cost of revenue was $627.0 million, $186.0 million and $74.4 million, respectively. The marked annual increases in our cost of revenue resulted from increased costs in all spending categories relating to operating more production lines and producing and selling substantially higher unit volumes of our components products, as well as the inclusion of cost of systems revenue for the period subsequent to January 10, 2007. As a percentage of sales, our total cost of revenues increased from fiscal 2006 to 2007 primarily due to a $20.1 million increase in amortization of intangible assets charged to cost of systems revenue for the year ended December 30, 2007 and an additional $8.2 million in stock-based compensation expense charged to cost of systems revenue incurred in fiscal 2007, both associated with our acquisition of SP Systems. Additionally, costs of raw materials such as polysilicon continued to increase from fiscal 2006 to 2007 and we began incurring pre-operating costs associated with our new solar cell and solar panel manufacturing facilities starting in the fourth quarter of 2006. Such pre-operating costs, which included compensation and training costs for factory workers as well as utilities and consumable materials associated with preproduction activities, totaled $4.9 million and $0.4 million in the years ended December 30, 2007 and December 31, 2006, respectively. Our solar panel manufacturing facility began production in the first quarter of 2007 and our new solar cell line began production in the third quarter of 2007. The additional cost of revenue in fiscal 2007 were only partially offset by improved manufacturing economies of scale associated with markedly higher production volume and improved yields. As a percentage of sales, our total cost of revenues declined from fiscal 2005 to 2006, due to economies of scale, improved yields and declining fixed costs per unit associated with markedly higher production volume in 2006 compared to 2005, although our raw materials costs continued to increase.

Since the second half of 2006, we have increased our estimated warranty reserve provision rates based on results of our recent testing that simulates adverse environmental conditions and potential failure rates our solar panels could experience during their 25-year warranty period. Provisions for warranty reserves charged to cost of revenue were $10.8 million, $3.2 million and $0.4 million during fiscal 2007, 2006 and 2005, respectively. As a result of the acquisition of SP Systems, amortization of intangible assets charged to cost of revenue increased to $24.9 million in fiscal 2007, as compared to $4.7 million in fiscal 2006 and $1.2 million in 2005. Amortization of intangible assets charges represent amortization of purchased technology, patents, trademarks and other intangible assets. Stock-based compensation charges to cost of revenue were $12.4 million, $0.8 million and $0.2 million during fiscal 2007, 2006 and 2005, respectively. The substantial increase in stock-based compensation expense between the year ended December 30, 2007 and December 31, 2006 primarily relates to the acquisition of SP Systems.

Our gross margins were 19%, 21% and 6% during fiscal 2007, 2006 and 2005, respectively. The reduction in gross margin during fiscal 2007 compared to 2006 is reflective of certain purchase accounting charges, an increase in stock-based compensation expense as a result of the acquisition of SP Systems, higher warranty and material costs, particularly costs of silicon ingots and wafers, and increased factory pre-operating costs, only partially offset by improved manufacturing economies of scale associated with markedly higher production volume and improved yields. In the first and fourth quarters of 2007, our systems segment gross margin was substantially higher than in the second and third quarters of 2007 as a result of a favorable mix of business than is typical of this business. This favorable mix of business improved our overall gross margin for the year ended December 30, 2007 by approximately five percentage points above what we expected for our systems segment. In addition, during the first quarter of 2007, we received a $2.7 million settlement from one of our suppliers in connection with defective materials sold to us during 2006. This settlement was reflected as a reduction to cost of revenues in the year ended December 30, 2007. The improvement in gross margin during fiscal 2006 compared to 2005 is reflective of improved manufacturing economies of scale associated with markedly higher production volume and improved yields, offset partially by higher warranty and material costs, particularly costs of silicon ingots and wafers.

Research and Development

Research and development expense as a percentage of revenue and the year-over-year change were as follows:

	Year Ended
(Dollars in thousands)	December 30, 2007	December 31, 2006	January 1, 2006	2007 vs. 2006 Change	2006 vs. 2005 Change
Research & development	$13,563	$9,684	$6,488	40%	49%
Research & development as a percentage of revenue	2%	4%	8%

During fiscal 2007, 2006 and 2005, our research and development expenses were $13.6 million, $9.7 million and $6.5 million, respectively. Our research and development expense has steadily decreased as a percentage of revenues as a result of the rapid increase in our total revenue. The increase in research and development spending year-over-year resulted primarily from increases in: (i) salaries, benefits and stock-based compensation costs as a result of increased headcount, including headcount additions attributable to the acquisition of SP Systems on January 10, 2007; (ii) stock-based compensation expense resulting from both the Company’s adoption of SFAS No. 123(R) in 2006 and the acquisition of SP Systems; and (iii) additional material and equipment costs incurred for the development of our next generation of more efficient solar cells and thinner polysilicon wafers for solar cell manufacturing, as well as development of new processes to automate solar panel assembly operations. These increases were partially offset by a decrease in consulting service fees as well as by cost reimbursements received from various government entities in the United States. Additionally, during fiscal 2005, we recognized a $0.5 million impairment charge related to certain equipment when we decommissioned our pilot wafer lab located in Cypress’ Round Rock, Texas facility. We expect our research and development expense to increase in absolute dollars, but decrease slightly as a percentage of revenue, as we continue to develop new processes to further improve the conversion efficiency of our solar cells and reduce their manufacturing cost, and as we develop new products to diversify our product offerings.

Sales, General and Administrative

Sales, general and administrative expense as a percentage of revenue and the year-over-year change were as follows:

	Year Ended
(Dollars in thousands)	December 30, 2007	December 31, 2006	January 1, 2006	2007 vs. 2006 Change	2006 vs. 2005 Change
Sales, general & administrative	$108,256	$21,677	$10,880	399%	99%
As a percentage of revenue	14%	9%	14%

During fiscal 2007, 2006 and 2005, our sales, general and administrative expenses were $108.3 million, $21.7 million, and $10.9 million, respectively. Sales, general and administrative expense increased from $21.7 million in fiscal 2006 to $108.3 million in 2007, a 399% increase. The increase in our sales, general and administrative expenses in fiscal 2007 compared to 2006 is the result of higher spending in all areas of sales, marketing, finance and information technology to support the growth of our business, particularly increased headcount and payroll related expenses, including stock-based compensation, primarily due to the acquisition and integration of SP Systems, as well as increased outside professional fees for legal and accounting services. During fiscal 2007 and 2006, stock-based compensation included in our sales, general and administrative expense were $37.0 million and $2.8 million, respectively. Also contributing to our increased sales, general and administrative expense in fiscal 2007 compared to 2006 are substantial increases in headcount and sales and marketing spending to expand our value added reseller channel and global branding initiatives. As a percentage of revenues, sales, general and administrative expenses increased to 14% in the year ended December 30, 2007 from 9% in the year ended December 31, 2006, because these expenses increased at a higher rate than the rate of growth of our revenue.

Sales, general and administrative expense increased from $10.9 million in fiscal 2005 to $21.7 million in 2006, a 99% increase. The increase in our sales, general and administrative expenses in fiscal 2006 compared to 2005 was a result of higher spending to support the growth of our business, particularly increased headcount and payroll costs in all areas of sales, marketing, finance and information technology. In addition, fiscal 2006 included stock-based compensation expense resulting from the adoption of SFAS No. 123(R). Accounting and legal fees had increased substantially in 2006 mainly due to compliance-related costs of having publicly traded common stock since November 2005, including Sarbanes-Oxley compliance costs. Also in 2006, our sales, general and administrative expenses include increased legal costs incurred in relation to due diligence activities and developing contracts and agreements. During 2006, we had also continued to increase headcount and sales and marketing spending to expand our North America sales channel initiative. As a percentage of revenue, sales, general and administrative expense decreased from 14% in 2005 to 9% in 2006 because these expenses increased at a substantially lower rate than the rate of growth in our revenue. In the future, we anticipate that sales, general and administrative expense will increase in absolute dollars, but will decrease as a percentage of sales, assuming our revenue grows as we expect.

Purchased In-Process Research and Development, or IPR&D

Purchased in-process research and development expense as a percentage of revenue and the year-over-year change were as follows:

	Year Ended
(Dollars in thousands)	December 30, 2007	December 31, 2006	January 1, 2006	2007 vs. 2006 Change	2006 vs. 2005 Change
Purchased in-process research and development	9,575	—	—	n.a.	n.a.
Purchased in-process research & development as a percentage of revenue	1%	n.a.	n.a.

In connection with the acquisition of SP Systems, we recorded an IPR&D charge of $9.6 million in the first quarter of fiscal 2007, as technological feasibility associated with the IPR&D projects had not been established and no alternative future use existed.

These IPR&D projects consisted of two components: design automation tool and tracking systems and other. In assessing the projects, we considered key characteristics of the technology as well as its future prospects, the rate technology changes in the industry, product life cycles and the various projects’ stage of development.

The value of IPR&D was determined using the income approach method, which calculated the sum of the discounted future cash flows attributable to the projects once commercially viable using a 40% discount rate, which were derived from a weighted-average cost of capital analysis and adjusted to reflect the stage of completion and the level of risks associated with the projects. The percentage of completion for each project was determined by identifying the research and development expenses invested in the project as a ratio of the total estimated development costs required to bring the project to technical and commercial feasibility. The following table summarizes certain information related to each project:

	Stage of Completion	Total Cost Incurred to Date	Total Remaining Costs
Design Automation Tool
As of January 10, 2007 (acquisition date)	8%	$0.2 million	$2.4 million
As of December 30, 2007	35%	$0.9 million	$1.7 million

Tracking System and Other
As of January 10, 2007 (acquisition date)	25%	$0.2 million	$0.6 million
As of December 30, 2007	100%	$0.8 million	$—

Status of IPR&D Projects:

As of December 30, 2007, we have incurred total post-acquisition costs of approximately $0.7 million related to the design automation tool project and estimate that an additional investment of $1.7 million will be required to complete the project. We expect to complete the design automation tool project by June 2009, approximately one and a half years earlier than the original estimate.

We completed the tracking systems project in June 2007 and incurred total project costs of $0.8 million, of which $0.6 million was incurred after the acquisition. Both the actual completion date and the total projects costs were in line with the original estimates.

The development of the design automation tool remains a significant risk due to factors including the remaining efforts to achieve technical viability, rapidly changing customer markets, uncertain standards for new products and competitive threats. The nature of the efforts to develop these technologies into commercially viable products consists primarily of planning, designing, experimenting and testing activities necessary to determine that the technologies can meet market expectations, including functionality and technical requirements. Failure to bring these products to market in a timely manner could result in a loss of market share or a lost opportunity to capitalize on emerging markets and could have a material adverse impact on our business and operating results.

Impairment of Acquisition-Related Intangibles

Impairment of acquisition-related intangibles as a percentage of revenue and the year-over-year change were as follows:

	Year Ended
(Dollars in thousands)	December 30, 2007	December 31, 2006	January 1, 2006	2007 vs. 2006 Change	2006 vs. 2005 Change
Impairment of acquisition-related intangibles	$14,068	$—	$—	n.a.	n.a.
As a percentage of revenue	2%	n.a.	n.a.

During the year ended December 30, 2007, we recognized a charge for the impairment of acquisition-related intangibles of $14.1 million. In June 2007, we changed our branding strategy and consolidated all of our product and service offerings under the SunPower tradename. To reinforce the new branding strategy, we formally changed the name of PowerLight to SunPower Corporation, Systems. The fair value of PowerLight tradenames was valued at $15.5 million at the date of acquisition and ascribed a useful life of 5 years. The determination of the fair value and useful life of the tradename was based on our previous strategy of continuing to market our systems products and services under the PowerLight brand. As a result of the change in our branding strategy, during the quarter ended July 1, 2007, the net book value of the PowerLight tradename of $14.1 million was written off as an impairment of acquisition-related intangible assets. As a percentage of revenues, impairment of acquisition related intangibles was 2% for the year ended December 30, 2007.

Interest and Other Income (Expense), Net

Interest income, interest expense, and other income (expense), net as a percentage of revenue and the year-over-year change were as follows:

	Year Ended
(Dollars in thousands)	December 30, 2007	December 31, 2006	January 1, 2006	2007 vs. 2006 Change	2006 vs. 2005 Change
Interest income	$13,882	$10,086	$1,591	38%	534%
As a percentage of revenue	2%	4%	2%
Interest expense	$(5,071)	$(1,809)	$(3,185)	180%	(43)%
As a percentage of revenue	(1)%	(1)%	(4)%
Other income (expense), net	$(7,871)	$1,077	$(1,214)	(831)%	(189)%
As a percentage of revenue	(1)%	0%	(2)%

Interest income during the years ended December 30, 2007, December 31, 2006 and January 1, 2006 primarily represents interest income earned on our cash, cash equivalents and investments during these periods. The increase in interest income of 38% from fiscal 2006 to 2007 is primarily the effect of interest earned on $581.5 million in net proceeds from our class A common stock and convertible debenture offerings in February and July 2007. The increase in interest income of 534% from fiscal 2005 to 2006 is primarily the effect of interest earned on approximately $145.6 million in net proceeds from the public issuance of our class A common stock at the close of our IPO in November 2005 and approximately $197.4 million in net proceeds from our follow-on public offering completed in June 2006.

Interest expense during the year ended December 30, 2007 relates to interest due on customer advance payments and convertible debt. Interest expense during the year ended December 31, 2006 primarily relates to customer advance payments. The increase in our interest expense of 180% from fiscal 2006 to 2007 is primarily due to interest related to the aggregate of $425.0 million in convertible debentures issued in February and July 2007. During fiscal 2005, interest expense primarily represents interest expense on borrowings and from warrants held by Cypress. Interest expense attributed to debt we owed to Cypress was $1.9 million in 2005. Our convertible debt and borrowings from Cypress were used to fund our capital expenditures for our manufacturing capacity expansion.

In September 2007, the FASB issued a proposed FASB Staff Position APB 14-a, which clarifies the accounting for convertible debt instruments that may be settled in cash upon conversion. The proposed guidance, if issued in final form, would significantly impact the accounting for our convertible debt. The proposed guidance would require us to separately account for the liability and equity components of the convertible debt in a manner that reflects interest expense equal to our non-convertible debt borrowing rate. The proposed guidance, if issued in final form, will result in significantly higher non-cash interest expense on our convertible debt.

The following table summarizes the components of other income (expense), net:

	Year Ended
(In thousands)	December 30, 2007	December 31, 2006	January 1, 2006
Write-off of unamortized debt issuance costs	$(8,260)	$—	$—
Amortization of debt issuance costs	(1,710)	—	—
Share in net loss of joint venture, net of tax	(278)	—	—
Gain (loss) on derivatives and foreign exchange, net of tax	2,086	863	(1,441)
Other income, net	291	214	227
Total other income (expense), net	$(7,871)	$1,077	$(1,214)

For the year ended December 30, 2007, total other expense, net consists primarily of the write-off of unamortized debt issuance costs as a result of the market price conversion trigger on our senior convertible debentures being met, amortization of debt issuance costs and share in net loss of Woongjin Energy Co., Ltd, a joint venture, offset slightly by gains from foreign exchange hedging contracts. For the years ended December 31, 2006 and January 1, 2006, total other income (expense), net consists primarily of gains (losses) on foreign exchange and hedging contracts.

Income Taxes

Income tax provision (benefit) as a percentage of revenue and the year-over-year change were as follows:

	Year Ended
(Dollars in thousands)	December 30, 2007	December 31, 2006	January 1, 2006	2007 vs. 2006 Change	2006 vs. 2005 Change
Income tax provision (benefit)	$(5,920)	$1,945	$50	(404)%	3,790%
As a percentage of revenue	(1)%	1%	0%

In fiscal 2007, our income tax benefit was primarily the result of recognition of deferred tax assets to the extent of deferred tax liabilities created by the acquisition of SP Systems, net of foreign income taxes in profitable jurisdictions where the tax rates are less than the U.S. statutory rate. In fiscal 2006 and 2005, our income tax expense was provided primarily for foreign income taxes in certain jurisdictions where our operations are profitable. As described in Note 3 of Notes to Consolidated Financial Statements, we will pay federal and state income taxes in accordance with the tax sharing agreement with Cypress. Since the completion of our follow-on public offering of common stock in June 2006, we are no longer considered to be a member of Cypress’ consolidated group for federal income tax purposes. Accordingly, we will be required to pay Cypress for any federal income tax credit or net operating loss carryforwards utilized in our federal tax returns in subsequent periods. In the event we determine that the realization of these deferred tax assets associated with the SP Systems and Cypress acquisitions is more likely than not, the reversal of the related valuation allowance will first reduce goodwill, then intangible assets and lastly as a reduction to the provision for taxes.

We recorded a valuation allowance to the extent our net deferred tax asset on all items except comprehensive income exceeded our net deferred tax liability. We expect it is more likely than not that we will not realize our net deferred tax asset as of December 30, 2007. In assessing the need for a valuation allowance, we consider historical levels of income, expectations and risks associated with the estimates of future taxable income and ongoing prudent and feasible tax planning strategies. In the event we determine that we would be able to realize additional deferred tax assets in the future in excess of the net recorded amount, or if we subsequently determine that realization of an amount previously recorded is unlikely, we would record an adjustment to the deferred tax asset valuation allowance, which would change income in the period of adjustment. As of December 30, 2007, we had federal net operating loss carryforwards of approximately $147.6 million. These federal net operating loss carryforwards will expire at various dates from 2011 to 2027. We had California state net operating loss carryforwards of approximately $73.5 million as of December 30, 2007, which expire at various dates from 2011 to 2017. We also had research and development credit carryforwards of approximately $3.9 million for both federal and state tax purposes.

Liquidity and Capital Resources

From 2002 until the closing of our IPO of 8.8 million shares of class A common stock on November 22, 2005, we financed our operations primarily through sale of equity to and borrowings from Cypress totaling approximately $142.8 million. We received net proceeds from our IPO of approximately $145.6 million and in a follow-on offering of 7.0 million shares of common stock in June 2006 we received net proceeds of approximately $197.4 million. In February 2007, we raised $194.0 million net proceeds from the issuance of 1.25% senior convertible debentures. In July 2007, we raised $220.1 million net proceeds from the issuance of 0.75% senior convertible debentures and $167.4 million net proceeds from the completion of a follow-on offering of 2.7 million shares of our class A common stock.

Cash Flows

A summary of the sources and uses of cash and cash equivalents is as follows:

	Year Ended
(Dollars in thousands)	December 30, 2007	December 31, 2006	January 1, 2006
Net cash provided by (used in) operating activities	$2,372	$(45,966)	$15,903
Net cash used in investing activities	(474,118)	(133,330)	(68,497)
Net cash provided by financing activities	584,625	201,300	192,410

Operating Activities

Net cash generated from operating activities of $2.4 million in fiscal 2007 was primarily the result of net income of $9.2 million, plus non-cash charges totaling $140.7 million for depreciation, amortization, purchased in-process research and development, impairment of acquisition-related intangibles, write-off of unamortized debt issuance costs and stock-based compensation expense. In addition, cash provided by operating activities in fiscal 2007 resulted from increases in accounts payable and accrued liabilities of $40.3 million, billings in excess of costs and estimated earnings of $29.9 million related to contractual timing of system project billings and customer advances of $29.4 million. These items were partially offset by increases in inventory of $87.0 million, advances to suppliers of $83.6 million related to our existing supply agreements, accounts receivable of $42.7 million, costs and estimated earnings in excess of billings of $32.6 million related to contractual timing of system project billings and other changes in operating assets and liabilities totaling $1.2 million. The significant increases in substantially all of our current assets and current liabilities resulted from the acquisition of SP Systems, as well as our substantial revenue increase in the year ended December 30, 2007 compared to previous years which impacted net income and working capital.

Net cash used in operating activities was $46.0 million in fiscal 2006, which primarily represents our net income of $26.5 million, offset by $77.4 million of advance payments to raw material suppliers. The net impact of all other sources and uses of fiscal 2006 cash flows from operations was a net increase of $4.9 million comprised of non-cash charges for depreciation, amortization and stock-based compensation and changes in operating assets and liabilities.

Net cash generated from operating activities was $15.9 million in fiscal 2005, which reflects our net loss for the year of $15.8 million, which was primarily offset by customer advances of $37.4 million to fund expansion of our manufacturing capacity. In April 2005, we entered into an agreement with one of our customers to supply solar cells. As part of this agreement, the customer agreed to pre-fund the expansion of our manufacturing capacity to support this customer’s solar cell product demand. Beginning January 1, 2006, we began paying interest on the unpaid balance of this customer advance. We may repay all or any portion of the unpaid principal and related interest on the advances at any time without penalty through December 31, 2010. The net impact of all other sources and uses of fiscal 2005 cash flows from operations was a net decrease of $5.7 million comprised of changes in operating assets and liabilities, partially offset by non-cash charges for depreciation, amortization and stock-based compensation.

Investing Activities

Net cash used in investing activities was $474.1 million in fiscal 2007, which primarily relates to capital expenditures of $193.5 million incurred during the year ended December 30, 2007. Capital expenditures were mainly associated with manufacturing capacity expansion in the Philippines. Although the timing of our capital expansion plans may shift depending on many factors, we currently expect 2008 capital expenditures to be between approximately $250.0 million and $300.0 million, primarily related to continued expansion of our manufacturing capacity. Also during the year ended December 30, 2007, we used (i) $118.0 million of cash for purchases of available-for-sale securities, net of available-for-sale securities sold during the year; (ii) had $63.2 million of restricted cash; (iii) paid $98.6 million in cash for the acquisition of SP Systems, net of cash acquired; and (iv) invested $0.9 million in a joint venture to provide wafer slicing services of silicon ingots (the First Philec Solar joint venture—see Note 11 of Notes to our Consolidated Financial Statements).

Net cash used in investing activities was $133.3 million in fiscal 2006 and primarily comprised of $100.3 million of capital expenditures relating to manufacturing property, plant and equipment in the Philippines. Capital equipment purchased in fiscal 2006 was primarily for our manufacturing facilities in the Philippines. Also during the year ended December 31, 2006, we used (i) $16.5 million to purchase short-term marketable investment securities; (ii) $10.0 million loaned to SP Systems, which we subsequently acquired on January 10, 2007 and (iii) $5.0 million investment in a joint venture to manufacture mono-crystalline silicon ingots (the Woongjin Energy joint venture—see Note 11 of Notes to our Consolidated Financial Statements).

Net cash used in investing activities was $68.5 million in fiscal 2005, substantially all of which represented expenditures for manufacturing facilities and equipment. Capital equipment purchased in fiscal 2005 was primarily for our 215,000 square foot solar cell manufacturing facility in the Philippines, equipment for our first 25 megawatts per year production line and for our second and third 25 megawatts per year production lines.

Financing Activities

Net cash provided by financing activities was $584.6 million in fiscal 2007, which reflects $194.0 million in net proceeds from the issuance of $200.0 million in principal amount of 1.25% senior convertible debentures in February 2007, $220.1 million in net proceeds from the issuance of $225.0 million in principal amount of 0.75% senior convertible debentures in July 2007 and $167.4 million in net proceeds from our follow-on public offering of 2.7 million shares of our class A common stock in July 2007. Also during the year ended December 30, 2007, we paid $3.6 million on an outstanding line of credit, paid $2.0 million for treasury stock used to pay withholding taxes on vested restricted stock, received $8.5 million in proceeds from stock option exercises and received $0.2 million from employees for the conversion of stock appreciation rights to restricted stock units.

Net cash provided by financing activities was $201.3 million and 192.4 million in fiscal 2006 and 2005, respectively. In June 2006, we raised $197.4 million in net proceeds from our follow-on public offering of common stock and, in fiscal 2006, we received $3.9 million in proceeds from exercises of employee stock options. During fiscal 2005 we raised $46.6 million of equity and debt financing from Cypress and we raised $145.6 million of net proceeds from the initial public offering of 8.8 million shares of our Series A common stock in November 2005. We currently have no outstanding debt obligations to Cypress apart from trade payables.

Revision of Statement of Cash Flow Presentation Related to Purchases of Property, Plant and Equipment

We have corrected our Consolidated Statements of Cash Flows for 2006 and 2005 to exclude the impact of purchases of property, plant and equipment that remain unpaid and as such are included in “accounts payable and other accrued liabilities” at the end of the reporting period. Historically, changes in “accounts payable and other accrued liabilities” related to such purchases were included in cash flows from operations, while the investing activity caption "Purchase of property, plant and equipment" included these purchases. As these unpaid purchases do not represent cash transactions, we are revising our cash flow presentations to exclude them. These corrections resulted in an increase to the previously reported amounts of cash used for operating activities of $8.0 million in fiscal 2006 and a decrease to the cash provided from operating activities of $1.9 million in fiscal 2005, resulting from a reduction in the amount of cash provided from the change in accounts payable and other accrued liabilities in those years. The corresponding correction in the investing section was to decrease cash used for investing activities by $8.0 million and $1.9 million in fiscal 2006 and fiscal 2005, respectively, as a result of the reduction in the amount of cash used for purchases of property, plant and equipment in those years. These corrections had no impact on our previously reported results of operations, working capital or stockholders’ equity. We concluded that these corrections were not material to any of our previously issued consolidated financial statements, based on SEC Staff Accounting Bulletin: No. 99-Materiality.

Debt and Credit Sources

On December 2, 2005, we entered into a $25.0 million three-year revolving credit facility with affiliates of Credit Suisse and Lehman Brothers, of which there were no borrowings ever made under the facility. We terminated our agreement with affiliates of Credit Suisse and Lehman Brothers on July 13, 2007.

In connection with the acquisition of SP Systems on January 10, 2007, we assumed a line of credit SP Systems had with Union Bank of California, N.A., or UBOC, with an outstanding balance of approximately $3.6 million. During the first quarter of fiscal 2007, we paid off the outstanding balance in full.

Also on January 10, 2007, we amended and restated the loan agreement with UBOC. The amended and restated loan agreement provided for a $10.0 million trade finance credit facility, which was scheduled to expire on April 30, 2007. This facility allowed us to issue commercial and standby letters of credit, but did not provide for any loans. All of the assets of SP Systems secured this trade finance facility. In addition, the agreement required that SP Systems maintain cash equal to the value of letters of credit outstanding in restricted accounts as collateral for letters of credit issued by the bank. On April 27, 2007, we amended the loan agreement to, among other things, extend the maturity date to July 31, 2007, and remove the requirement to have cash collateral for letters of credit. We guaranteed $10.5 million in connection with the April 27, 2007 amendment including the $10 million trade credit facility and a separate $0.5 million credit card facility through UBOC. Our line of credit with UBOC expired on July 31, 2007.

On July 13, 2007, we entered into a credit agreement with Wells Fargo Bank, National Association, or Wells Fargo, that was amended on August 20, 2007, providing for a $50.0 million unsecured revolving credit line, with a $40.0 million unsecured letter of credit subfeature, and a separate $50.0 million secured letter of credit facility. We may borrow up to $50.0 million and request that Wells Fargo issue up to $40.0 million in letters of credit under the unsecured letter of credit subfeature through July 31, 2008. Letters of credit issued under the subfeature reduce our borrowing capacity under the revolving credit line. Additionally, we may request that Wells Fargo issue up to $50.0 million in letters of credit under the secured letter of credit facility through July 31, 2012. As detailed in the agreement, we will pay interest on outstanding borrowings and a fee for outstanding letters of credit. We have the ability at any time to prepay outstanding loans. All borrowings must be repaid by July 31, 2008, and all letters of credit issued under the unsecured letter of credit subfeature shall expire on or before July 31, 2008 unless we provide by such date collateral in the form of cash or cash equivalents in the aggregate amount available to be drawn under letters of credit outstanding at such time. All letters of credit issued under the secured letter of credit facility shall expire no later than July 31, 2012. We concurrently entered into a security agreement with Wells Fargo, granting a security interest in a deposit account to secure our obligations in connection with any letters of credit that might be issued under the credit agreement. In connection with the credit agreement, SunPower North America, Inc., our wholly-owned subsidiary, and SP Systems, another wholly-owned subsidiary of ours, entered into an associated continuing guaranty with Wells Fargo. The terms of the credit agreement include certain conditions to borrowings, representations and covenants, and events of default customary for financing transactions of this type.

As of December 30, 2007, four letters of credit totaling $32.0 million were issued by Wells Fargo under the unsecured letter of credit subfeature and eight letters of credit totaling $47.9 million were issued by Wells Fargo under the secured letter of credit facility. On December 30, 2007, cash available to be borrowed under the unsecured revolving credit line was $18.0 million and includes letter of credit capacities available to be issued by Wells Fargo under the unsecured letter of credit subfeature of $8.0 million. Letters of credit available under the secured letter of credit facility at December 30, 2007 totaled $2.1 million.

As of December 30, 2007, we were in compliance with all but two debt covenants. We had failed to deliver in a timely manner a certificate of the chief executive officer or chief financial officer that the financial statements in our prior Quarterly Report on Form 10-Q were accurate and that there existed no event of default with debt covenants. We also entered into corporate guaranties on construction project deals in Europe that exceeded the allowed amount under the debt covenants. On January 18, 2008, we entered into an agreement with Wells Fargo to amend the existing credit agreement. Under the amended credit agreement, Wells Fargo waived compliance requirements with certain restrictive covenants, including the prohibition against us to provide corporate guaranties that support contracts between our subsidiaries and third parties. In exchange for waiving compliance with such restrictive covenants, we agreed to maintain a balance of funds in a deposit account with Wells Fargo, in an amount no less than the aggregate outstanding indebtedness we owed to Wells Fargo under both the line of credit, including our letter of credit subfeature, and the letter of credit line, as collateral securing such outstanding indebtedness. Had Wells Fargo not waived this violation, we would have been in default of our debt covenants and we may have been required to immediately repay the aggregate outstanding indebtedness we owed to Wells Fargo under both the line of credit, including our letter of credit subfeature, and the letter of credit line. See Note 14 of Notes to our Consolidated Financial Statements.

In January 2007, we completed the acquisition of SP Systems for a total purchase consideration and future stock compensation of $334.4 million, consisting of $120.7 million in cash and $213.7 million in common stock and related acquisition costs. In conjunction with the acquisition of SP Systems, we entered into a commitment letter with Cypress during the fourth quarter of fiscal 2006 under which Cypress agreed to lend us up to $130.0 million in cash in order to facilitate the financing of acquisitions or working capital requirements. In February 2007, the commitment letter was terminated. No borrowings were utilized and no borrowings were outstanding at the termination date. See Note 16 of Notes to our Consolidated Financial Statements for details on other borrowings from Cypress, consisting of $76.0 million in promissory notes and related interest and $14.7 million in payables that were converted into our class B common stock in fiscal 2005. As of December 30, 2007, December 31, 2006 and January 1, 2006, there were no amounts outstanding in relation to borrowings from Cypress.

In February 2007, we issued $200.0 million in principal amount of our 1.25% senior convertible debentures, or the February 2007 debentures, to Lehman Brothers and received net proceeds of $194.0 million. Interest on the February 2007 debentures is payable on February 15 and August 15 of each year, commencing August 15, 2007. The February 2007 debentures will mature on February 15, 2027. Holders may require us to repurchase all or a portion of their February 2007 debentures on each of February 15, 2012, February 15, 2017 and February 15, 2022, or if we experience certain types of corporate transactions constituting a fundamental change. Any repurchase of the February 2007 debentures pursuant to these provisions will be for cash at a price equal to 100% of the principal amount of the February 2007 debentures to be repurchased plus accrued and unpaid interest. In addition, we may redeem some or all of the February 2007 debentures on or after February 15, 2012 for cash at a redemption price equal to 100% of the principal amount of the February 2007 debentures to be redeemed plus accrued and unpaid interest. See Note 15 of Notes to our Consolidated Financial Statements.

In July 2007, we issued $225.0 million in principal amount of our 0.75% senior convertible debentures, or the July 2007 debentures, to Credit Suisse and received net proceeds of $220.1 million. Interest on the July 2007 debentures is payable on February 1 and August 1 of each year, commencing February 1, 2008. The July 2007 debentures will mature on August 1, 2027. Holders may require us to repurchase all or a portion of their July 2007 debentures on each of August 1, 2010, August 1, 2015, August 1, 2020 and August 1, 2025, or if we experience certain types of corporate transactions constituting a fundamental change. Any repurchase of the July 2007 debentures pursuant to these provisions will be for cash at a price equal to 100% of the principal amount of the July 2007 debentures to be repurchased plus accrued and unpaid interest. In addition, we may redeem some or all of the July 2007 debentures on or after August 1, 2010 for cash at a redemption price equal to 100% of the principal amount of the July 2007 debentures to be redeemed plus accrued and unpaid interest. See Note 15 of Notes to our Consolidated Financial Statements.

Liquidity

The closing price of our class A common stock equaled or exceeded 125% of the $56.75 per share initial effective conversion price governing the February 2007 debentures and the closing price of our class A common stock equaled or exceeded 125% of the $82.24 per share initial effective conversion price governing the July 2007 debentures, for 20 out of 30 consecutive trading days ending on December 30, 2007, thus satisfying the market price conversion trigger pursuant to the terms of the debentures. As of the first trading day of the first quarter in fiscal 2008, holders of the February 2007 debentures and July 2007 debentures are able to exercise their right to convert the debentures any day in that fiscal quarter. This test is repeated each fiscal quarter. Therefore, since holders of the February 2007 debentures and July 2007 debentures are able to exercise their right to convert the debentures in fiscal 2008, as of December 30, 2007, we classified the $425.0 million in aggregate convertible debt as short-term debt in our Consolidated Balance Sheets. In addition, we wrote off $8.2 million of unamortized debt issuance costs in the fourth fiscal quarter of 2007 and will write off the remaining $1.0 million of unamortized debt issuance costs in the first fiscal quarter of 2008. Because the closing stock price did not equal or exceed 125% of the initial effective conversion price governing both the February 2007 debentures and July 2007 debentures for 20 out of 30 consecutive trading days during the quarters ended April 1, 2007, July 1, 2007 and September 30, 2007, holders of the debentures were not able to exercise their right to convert the debentures in previous quarters. Accordingly, we classified the $425.0 million in aggregate convertible debt as long-term debt in previous Quarterly Reports on Form 10-Q.

In the event of conversion by holders of the February 2007 debentures and July 2007 debentures, the principal amount must be settled in cash and to the extent that the conversion obligation exceeds the principal amount of any debentures converted, we must satisfy the remaining conversion obligation of the February 2007 debentures in shares of our class A common stock, and we maintain the right to satisfy the remaining conversion obligation of the July 2007 debentures in shares of our class A common stock or cash. We intend to fund such obligations, if any, through existing cash and cash equivalents, cash generated from operations and, if necessary, borrowings under our credit agreement with Wells Fargo and/or potential availability of future sources of funding (see Note 14 of Notes to our Consolidated Financial Statements). We believe that it is unlikely that a significant percentage of holders of the February 2007 debentures and July 2007 debentures will exercise their right to convert in the near future because they would likely receive less value upon conversion than the current market value of the debentures based on the debentures’ trading prices quoted on Bloomberg in January and February 2008. However, there is no assurance that this will continue to be the case. As of February 29, 2008, no holders of the February 2007 debentures and July 2007 debentures exercised their right to convert the debentures.

As of December 30, 2007, we had cash and cash equivalents of $285.2 million as compared to $165.6 million as of December 31, 2006. In addition, we had short-term investments and long-term investments of $105.4 million and $29.1 million as of December 30, 2007, respectively, as compared to $16.5 million and zero as of December 31, 2006, respectively. Of these investments, we held ten auction rate securities totaling $50.8 million as of December 30, 2007. These auction rate securities were student loans that are typically over collateralized by pools of loans originated under the FFELP and are guaranteed by the U.S. Department of Education, and insured. In addition, all auction rate securities held are rated by one or more of the NRSROs as triple-A. In February 2008, the auction rate securities market experienced a significant increase in the number of failed auctions, which occurs when sell orders exceed buy orders resulting from lack of liquidity and does not necessarily signify a default by the issuer. As of February 29, 2008, four of these auction rate securities totaling $24.1 million failed to clear at auctions, four of these securities totaling $21.7 million cleared at auctions, and one of these securities totaling $5.0 million continued to be held. For failed auctions, we continue to earn interest on these investments at the maximum contractual rate as the issuer is obligated under contractual terms to pay penalty rates should auctions fail. Historically, failed auctions have rarely occurred, however, such failures could continue to occur in the future. In the event we need to access these funds, we will not be able to do so until a future auction is successful, the issuer redeems the securities, a buyer is found outside of the auction process or the securities mature. Accordingly, auction rate securities that were not sold subsequent to December 30, 2007 totaling $29.1 million are classified as long-term investments on the Consolidated Balance Sheets, consistent with the stated contractual maturities of the securities. The “stated” or “contractual” maturities for these securities generally are between 20 to 30 years.

    We have concluded that no other-than-temporary impairment losses occurred in the year ended December 30, 2007 because all holdings had successful auctions in January 2008. However, if the issuers of these auction rate securities are unable to successfully close future auctions or do not redeem the securities, we may be required to adjust the carrying value of the securities and record an impairment charge in the first quarter of fiscal 2008. If we determine that the fair value of these auction rate securities is temporarily impaired, we would record a temporary impairment within Consolidated Statements of Comprehensive Income (Loss), a component of stockholders' equity in the first quarter of 2008.  If it is determined that the fair value of these securities is other-than-temporarily impaired, we would record a loss in our Consolidated Statements of Operations in the first quarter of 2008, which could be material.

We believe that our current cash and cash equivalents and funds available from the credit agreement with Wells Fargo will be sufficient to meet our working capital and capital expenditure commitments for at least the next 12 months. However, there can be no assurance that our liquidity will be adequate over time. If our capital resources are insufficient to satisfy our liquidity requirements, we may seek to sell additional equity securities or debt securities or obtain other debt financing. The sale of additional equity securities or convertible debt securities would result in additional dilution to our stockholders. Additional debt would result in increased expenses and would likely impose new restrictive covenants like the covenants under the credit agreement with Wells Fargo. Financing arrangements may not be available to us, or may not be available in amounts or on terms acceptable to us.

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

Contractual Obligations

The following summarizes our contractual obligations at December 30, 2007:

	Payments Due by Period
(In thousands)	Total	2008	2009 -2010	2011 -2012	Beyond 2012
Obligation to Cypress	$4,854	$4,854	$—	$—	$—
Customer advances	69,404	9,250	28,154	16,000	16,000
Interest on customer advances	2,618	1,421	1,197	—	—
Convertible debt	425,000	—	—	—	425,000
Interest on convertible debt	80,853	4,187	8,375	8,375	59,916
Lease commitments	47,027	4,844	10,408	8,090	23,685
Utility obligations	750	—	—	—	750
Royalty obligations	275	275	—	—	—
Non-cancelable purchase orders	161,751	160,867	884	—	—
Purchase commitments under agreements	2,099,495	263,150	744,880	518,103	573,362
Total	$2,892,027	$448,848	$793,898	$550,568	$1,098,713

Customer advances and interest on customer advances relate to advance payments received from customers for future purchases of solar power products or supplies. Convertible debt and interest on convertible debt relate to the aggregate of $425.0 million in principal amount of our senior convertible debentures. For the purpose of the table above, we assume that (1) no holders of the convertible debt will exercise their right to convert the debentures as a result of the market price conversion trigger being met in the fourth quarter of fiscal 2007 and (2) all holders of the convertible debt will hold the debentures through the date of maturity in fiscal 2027 and upon redemption, the values of the convertible debt are equal to the aggregate principal amount of $425.0 million with no premiums. Lease commitments primarily relate to our 5-year lease agreement with Cypress for our headquarters in San Jose, California, a 15-year lease agreement with Cypress for our manufacturing facility in the Philippines, an 11-year lease agreement with an unaffiliated third party for our administrative, research and development offices in Richmond, California, a 5-year lease agreement with an unaffiliated third party for a second facility in the Philippines and other leases for various office space. Utility obligations relate to our 11-year lease agreement with an unaffiliated third party for our administrative, research and development offices in Richmond, California. Royalty obligations result from several of the systems segment government awards and existing agreements. Non-cancelable purchase orders relate to purchase commitments for equipment and building improvements for our manufacturing facilities. Purchase commitments under agreements relate to arrangements entered into with suppliers of polysilicon, ingots, wafers, solar cells and solar modules. These agreements specify future quantities and pricing of products to be supplied by the vendors for periods up to 12 years and there are certain consequences, such as forfeiture of advanced deposits and liquidated damages relating to previous purchases, in the event that we terminate the arrangements.

As of December 30, 2007, total liabilities associated with FIN 48 uncertain tax positions were $4.1 million, none of which was included in "Accrued liabilities" on the Consolidated Balance Sheets, as it is not expected to be paid within the next twelve months. Total liabilities associated with uncertain tax positions of $4.1 million is included in "Other long-term liabilities" on our Consolidated Balance Sheets at December 30, 2007. Due to the complexity and uncertainty associated with our tax positions, we cannot make a reasonably reliable estimate of the period in which cash settlement will be made for our liabilities associated with uncertain tax positions in "Other long-term liabilities," therefore, they have been excluded from the table above.

Off-Balance-Sheet Arrangements

As of December 30, 2007, we did not have any significant off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Recent Accounting Pronouncements

See Note 1 of Notes to our Consolidated Financial Statements for a description of certain other recent accounting pronouncements including the expected dates of adoption and effects on our results of operations and financial condition.

ITEM 7A: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Our exposure to market risks for changes in interest rates relates primarily to our cash equivalents, short-term investment and long-term investment portfolio and convertible debt.

In fiscal 2005 and 2006, our cash equivalents consisted of money market funds and commercial paper. As of December 30, 2007, our investment portfolio consisted of a variety of financial instruments, including, but not limited to, money market securities, commercial paper and corporate securities. These investments are generally classified as available-for-sale and, consequently, are recorded on our balance sheet at fair market value with their related unrealized gain or loss reflected as a component of accumulated other comprehensive income (loss) in stockholders’ equity. Due to the relatively short-term nature of our investment portfolio, we do not believe that an immediate 10% increase in interest rates would have a material effect on the fair market value of our portfolio. Since we believe we have the ability to liquidate this portfolio, we do not expect our operating results or cash flows to be materially affected to any significant degree by a sudden change in market interest rates on our investment portfolio.

Auction rate securities are variable rate debt instruments with interest rates that, unless they fail to clear at auctions, are reset approximately every seven days, twenty-eight days, thirty-five days or six-months. The “stated” or “contractual” maturities for these securities generally are between 20 to 30 years. The auction rate securities are classified as available for sale under SFAS No. 115 and are recorded at fair value. Typically, the carrying value of auction rate securities approximates fair value due to the frequent resetting of the interest rates. At December 30, 2007, we had $50.8 million invested in auction rate securities as compared to $13.4 million invested in auction rate securities at December 31, 2006. As of February 29, 2008, of the ten auction rate securities invested on December 30, 2007, four of these auction rate securities totaling $24.1 million failed to clear at auctions. These auction rate securities were student loans that are typically over collateralized by pools of loans originated under the FFELP and are guaranteed by the U.S. Department of Education, and insured. In addition, all auction rate securities held are rated by one or more of the NRSROs as triple-A. We continue to earn interest on these investments at the maximum contractual rate as the issuer is obligated under contractual terms to pay penalty rates should auctions fail. We have concluded that no other-than-temporary impairment losses occurred in the year ended December 30, 2007 because all holdings had successful auctions in January 2008. We will continue to analyze our auction rate securities each reporting period for impairment and may be required to record an impairment charge if the issuer of the auction rate securities is unable to successfully close future auctions or does not redeem the securities.

The fair market value of our 1.25% senior convertible debentures issued in February 2007 and 0.75% senior convertible debentures issued in July 2007 is subject to interest rate and market price risk due to the convertible feature of the debentures. The fair market value of the senior convertible debentures will increase as interest rates fall and decrease as interest rates rise. In addition, the fair market value of the senior convertible debentures will increase as the market price of our class A common stock increases and decrease as the market price falls. The interest and market value changes affect the fair market value of the senior convertible debentures but do not impact our financial position, cash flows or results of operations due to the fixed nature of the debt obligations. As of December 30, 2007, the estimated fair value of the senior convertible debentures was approximately $831.9 million based on quoted market prices. A 10% increase in quoted market prices would increase the estimated fair value of the senior convertible debentures to approximately $915.1 million, and a 10% decrease in the quoted market prices would decrease the estimated fair value of the senior convertible debentures to $748.7 million.

Equity Price Risk

Our exposure to equity price risk relate to equity method investments we hold, generally as the result of strategic investments in third parties that are subject to considerable market risk due to their volatility. We generally do not attempt to reduce or eliminate our market exposure in these equity method investments. At December 30, 2007, the total carrying value of our equity method investments was $5.3 million.

Foreign Currency Exchange Risk

Our exposure to adverse movements in foreign currency exchange rates is primarily related to sales to European customers that are denominated in Euros and procurement of certain capital equipment in Euros. Our Switzerland subsidiary has exposure to adverse movements in foreign currency exchange rates primarily related to inventory purchases that are denominated in U.S. dollars. For the years ended December 30, 2007, December 31, 2006 and January 1, 2006, approximately 55%, 68% and 70%, respectively, of our total revenue was generated outside the United States. A hypothetical change of 10% in foreign currency exchange rates as of December 30, 2007 could impact our Consolidated Financial Statements or results of operations by $14.5 million based on our outstanding forward contracts of $149.6 million and outstanding option contracts of $53.2 million. For the year ended December 31, 2006, a hypothetical change of 10% in foreign currency exchange rates could impact our Consolidated Financial Statements or results of operations by $14.7 million based on our outstanding forward contracts of $127.2 million and option contracts of $16.0 million. For the year ended January 1, 2006, a hypothetical change of 10% in foreign currency exchange rates could impact our Consolidated Financial Statements or results of operations by $2.6 million based on our outstanding forward contracts of $26.6 million. We currently conduct hedging activities, which involve the use of currency forward contracts and currency option contracts. We cannot predict the impact of future exchange rate fluctuations on our business and operating results. In the past, we have experienced an adverse impact on our revenue and profitability as a result of foreign currency fluctuations. We believe that we may have increased risk associated with currency fluctuations in the future.

ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

SUNPOWER CORPORATION

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
SunPower Corporation:

In our opinion, the consolidated financial statements listed in the accompanying index appearing under Item 8 present fairly, in all material respects, the financial position of SunPower Corporation and its subsidiaries (the “Company”) at December 30, 2007 and December 31, 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 30, 2007 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index appearing under Item 8 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 30, 2007, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our audits which were integrated audits in 2007 and 2006. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 17 to the consolidated financial statements, the Company changed the manner in which it accounts for stock-based compensation in 2006. As discussed in Note 10 to the consolidated financial statements, the Company changed the manner in which it accounts for uncertain tax positions in 2007.

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

As described in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A, management has excluded SunPower Corporation, Systems, or SP Systems, formerly known as PowerLight Corporation, from its assessment of internal control over financial reporting as of December 30, 2007 because it was acquired by the Company in a purchase business combination during 2007. We have also excluded SP Systems from our audit of internal control over financial reporting. SP Systems is a wholly-owned subsidiary whose total assets and total revenues represent 35% and 60%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 30, 2007.

/s/ PricewaterhouseCoopers LLP
San Jose, California
March 2, 2008

SunPower Corporation

Consolidated Balance Sheets
(In thousands, except share and per share data)

	December 30, 2007	December 31, 2006
Assets
Current assets:
Cash and cash equivalents	$285,214	$165,596
Short-term investments	105,453	16,496
Accounts receivable, net	138,250	51,680
Costs and estimated earnings in excess of billings	39,136	—
Inventories	140,504	22,780
Deferred project costs	8,316	—
Advances to suppliers, current portion	52,277	15,394
Prepaid expenses and other current assets	33,110	16,655
Total current assets	802,260	288,601
Restricted cash	67,887	—
Long-term investments	29,050	—
Property, plant and equipment, net	377,994	202,428
Goodwill	184,684	2,883
Intangible assets, net	50,946	14,049
Advances to suppliers, net of current portion	108,943	62,242
Other long-term assets	31,974	6,633
Total assets	$1,653,738	$576,836
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$119,869	$26,534
Accounts payable to Cypress	4,854	2,909
Accrued liabilities	79,434	18,585
Billings in excess of costs and estimated earnings	69,900	—
Customer advances, current portion	9,250	12,304
Convertible debt	425,000	—
Total current liabilities	708,307	60,332
Deferred tax liability	6,213	46
Customer advances, net of current portion	60,153	27,687
Other long-term liabilities	14,975	—
Total liabilities	789,648	88,065
Commitments and Contingencies (Note 11)
Stockholders’ Equity:
Preferred stock, $0.001 par value, 10,042,490 shares authorized; none issued and outstanding	—	—
Common stock, $0.001 par value, 375,000,000 and 375,000,000 shares authorized; 84,803,006 and 69,849,369 shares issued; 84,710,244 and 69,849,369 shares outstanding at December 30, 2007 and December 31, 2006, respectively	85	70
Additional paid-in capital	883,033	522,819
Accumulated other comprehensive income (loss)	5,762	(2,101)
Accumulated deficit	(22,815)	(32,017)
	866,065	488,771
Less: shares of common stock held in treasury, at cost; 112,762 shares and none at December 30, 2007 and December 31, 2006, respectively	(1,975)	—
Total stockholders’ equity	864,090	488,771
Total liabilities and stockholders’ equity	$1,653,738	$576,836

The accompanying notes are an integral part of these financial statements.

SunPower Corporation

Consolidated Statements of Operations
(In thousands, except per share data)

	Year Ended
	December 30, 2007	December 31, 2006	January 1, 2006
Revenue:
Systems	$464,178	$—	$—
Components	310,612	236,510	78,736
	774,790	236,510	78,736
Costs and expenses:
Cost of systems revenue	386,511	—	—
Cost of components revenue	240,475	186,042	74,353
Research and development	13,563	9,684	6,488
Sales, general and administrative	108,256	21,677	10,880
Purchased in-process research and development	9,575	—	—
Impairment of acquisition-related intangibles	14,068	—	—
Total costs and expenses	772,448	217,403	91,721
Operating income (loss)	2,342	19,107	(12,985)
Interest income	13,882	10,086	1,591
Interest expense	(5,071)	(1,809)	(3,185)
Other income (expense), net	(7,871)	1,077	(1,214)
Income (loss) before income taxes	3,282	28,461	(15,793)
Income tax provision (benefit)	(5,920)	1,945	50
Net income (loss)	$9,202	$26,516	$(15,843)
Net income (loss) per share:
Basic	$0.12	$0.40	$(0.68)
Diluted	$0.11	$0.37	$(0.68)
Weighted-average shares:
Basic	75,413	65,864	23,306
Diluted	81,227	71,087	23,306

The accompanying notes are an integral part of these financial statements.

SunPower Corporation

Consolidated Statements of Stockholders’ Equity
(In thousands)

	Redeemable Convertible Preferred Stock		Common Stock
	Shares	Value	Shares	Value	Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
Balances at January 2, 2005	12,915	$8,552	2	$—	$34,367	$—	$(2,341))	$(42,690)	$(10,664)
Issuance of common stock upon exercise of options	—	—	217	—	177	—	—	—	177
Issuance of common stock to Cypress upon conversion of debt	—	—	20,169	20	68,310	—	—	—	68,330
Issuance of common stock to Cypress upon conversion of accounts payable	—	—	3,060	3	14,712	—	—	—	14,715
Issuance of common stock to Cypress	—	—	6,346	6	27,366	—	—	—	27,372
Issuance of series two preferred stock to Cypress	14,000	7,000	—	—	—	—	—	—	—
Issuance of series two preferred stock to Cypress upon conversion of debt	18,000	9,000	—	—	—	—	—	—	—
Issuance of common stock to Cypress upon conversion of redeemable convertible preferred stock	(44,915)	(24,552)	22,458	23	24,529	—	—	—	24,552
Issuance of restricted stock to employees	—	—	15	—	—	—	—	—	—
Compensation on stock options issued to non-employees	—	—	—	—	1,556	—	—	—	1,556
Proceeds from initial public offering, net of offering expenses	—	—	8,825	9	145,600	—	—	—	145,609
Net unrealized gain on derivatives, net of tax	—	—	—	—	—	—	2,846	—	2,846
Net loss	—	—	—	—	—	—	—	(15,843)	(15,843)
Balances at January 1, 2006	—	—	61,092	61	316,617	—	505	(58,533)	258,650
Issuance of common stock upon exercise of options	—	—	1,529	2	3,867	—	—	—	3,869
Issuance of restricted stock to employees, net of cancellations	—	—	228	—	—	—	—	—	—
Issuance of common stock in relation to follow-on offering, net of offering expenses	—	—	7,000	7	197,424	—	—	—	197,431
Stock-based compensation expense	—	—	—	—	4,911	—	—	—	4,911
Net unrealized loss on derivatives and investments, net of tax	—	—	—	—	—	—	(2,606))	—	(2,606)
Net income	—	—	—	—	—	—	—	26,516	26,516
Balances at December 31, 2006	—	—	69,849	70	522,819	—	(2,101))	(32,017)	488,771
Issuance of common stock upon exercise of options	—	—	2,817	3	8,718	—	—	—	8,721
Issuance of restricted stock to employees, net of cancellations	—	—	608	—	—	—	—	—	—
Issuance of common stock in relation to follow-on offering, net of offering expenses	—	—	2,695	3	167,376	—	—	—	167,379
Issuance of common stock in relation to share lending arrangements	—	—	4,747	5	—	—	—	—	5
Issuance of common stock for purchase acquisition	—	—	4,107	4	111,262	—	—	—	111,266
Stock options assumed in relation to acquisition	—	—	—	—	21,280	—	—	—	21,280
Stock-based compensation expense	—	—	—	—	51,578	—	—	—	51,578
Purchases of treasury stock	—	—	(113)	—	—	(1,975)	—	—	(1,975)
Cumulative translation adjustment	—	—	—	—	—	—	9,746	—	9,746
Net unrealized loss on derivatives and investments, net of tax	—	—	—	—	—	—	(1,883)	—	(1,883)
Net income	—	—	—	—	—	—	—	9,202	9,202
Balances at December 30, 2007	—	$—	84,710	$85	$883,033	$(1,975)	$5,762	$(22,815)	$864,090

The accompanying notes are an integral part of these financial statements.

SunPower Corporation

Consolidated Statements of Comprehensive Income (Loss)
(In thousands)

	Year Ended
	December 30, 2007	December 31, 2006	January 1, 2006
Net income (loss)	$9,202	$26,516	$(15,843)
Other comprehensive income (loss):
Cumulative translation adjustment	9,746	—	—
Unrealized gain (loss) on derivatives and investments, net of tax	(1,883)	(2,606)	2,846
Total comprehensive income (loss)	$17,065	$23,910	$(12,997)

The accompanying notes are an integral part of these financial statements.

SunPower Corporation

Consolidated Statements of Cash Flows
(In thousands)
	Year Ended
	December 30, 2007	December 31, 2006 Note 1	January 1, 2006 Note 1
Cash flows from operating activities:
Net income (loss)	$9,202	$26,516	$(15,843)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Interest expense related to warrants granted and accrued interest on notes payable	—	—	3,381
Depreciation	27,335	16,363	7,147
Amortization of intangible assets	28,540	4,690	4,704
Amortization of debt issuance costs	1,710	—	—
Impairment of acquisition-related intangibles	14,068	—	—
Write-off of unamortized debt issuance costs	8,260	—	—
Impairment charge related to equipment	—	—	461
Stock-based compensation	51,212	4,864	1,556
Purchased in-process research and development	9,575	—	—
(Gain) loss on sale of fixed assets	(20)	(16)	82
Deferred income taxes and other tax liabilities	(9,424)	(290)	1,897
Changes in operating assets and liabilities, net of effect of acquisition:
Accounts receivable	(42,749)	(26,182)	(20,940)
Costs and estimated earnings in excess of billings	(32,634)	—	—
Inventories	(87,033)	(9,586)	(8,731)
Prepaid expenses and other assets	(11,516)	(3,697)	63
Deferred project costs	17,804	—	—
Advances to suppliers	(83,584)	(77,358)	(278)
Accounts payable and other accrued liabilities	40,346	15,763	(1,135)
Accounts payable to Cypress	1,945	376	6,139
Billings in excess of costs and estimated earnings	29,923	—	—
Customer advances	29,412	2,591	37,400
Net cash provided by (used in) operating activities	2,372	(45,966)	15,903
Cash flows from investing activities:
Increase in restricted cash	(63,176)	—	—
Purchase of property, plant and equipment	(193,484)	(100,292)	(69,748)
Purchase of available-for-sale securities	(209,607)	(33,996)	—
Proceeds from sales of available-for-sale securities	91,600	17,500	—
Proceeds from sale of fixed assets	90	91	1,251
Note receivable from SP Systems	—	(10,000)	—
Cash paid for acquisition, net of cash acquired	(98,645)	—	—
Investment in joint venture	(896)	(4,994)	—
Other long-term assets	—	(1,639)	—
Net cash used in investing activities	(474,118)	(133,330)	(68,497)
Cash flows from financing activities:
Proceeds from issuance of convertible debt	425,000	—	—
Convertible debt issuance costs	(10,942)	—	—
Proceeds from issuance of common stock under share lending arrangements	5	—	—
Proceeds from debt obligations to Cypress	—	—	12,500
Proceeds from issuance of preferred stock to Cypress	—	—	7,000
Proceeds from issuance of common stock to Cypress	—	—	27,372
Proceeds from public issuance of common stock, net of offering expenses	—	—	145,609
Proceeds from follow-on offering of common stock, net of offering expenses	167,379	197,431	—
Principal payments on notes payable to Cypress	—	—	(248)
Principal payments on line of credit and notes payable	(3,563)	—	—
Proceeds from exercise of stock options	8,721	3,869	177
Purchases of stock for tax withholding obligations on vested restricted stock	(1,975)	—	—
Net cash provided by financing activities	584,625	201,300	192,410
Effect of exchange rate changes on cash and cash equivalents	6,739	—	—
Net increase in cash and cash equivalents	119,618	22,004	139,816
Cash and cash equivalents at beginning of period	165,596	143,592	3,776
Cash and cash equivalents at end of period	$285,214	$165,596	$143,592

Non-cash transactions:
Issuance of common stock for purchase acquisition	$111,266	$—	$—
Stock options assumed in relation to acquisition	21,280	—	—
Additions to property, plant and equipment acquired under accounts payable and other accrued liabilities	8,436	8,015	1,868
Change in goodwill relating to adjustments to acquired net assets	6,640	—	—
Relative fair value of warrants issued (reduction related to debt conversion)	—	—	(7,706)
Conversion of notes payable to preferred stock	—	—	9,000
Conversion of notes payable to common stock	—	—	76,036
Conversion of accounts payable to common stock	—	—	14,715
Conversion of preferred stock to common stock	—	—	24,552
Supplemental cash flow information:
Cash paid for interest	3,497	1,690	—
Cash paid for income taxes	887	—	—

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

In January 2007, the Company completed the acquisition of PowerLight Corporation (“PowerLight”), a privately-held company which developed, engineered, manufactured and delivered large-scale solar power systems for residential, commercial, government and utility customers worldwide. These activities are now performed by the Company’s systems business segment. As a result of the acquisition, PowerLight became an indirect wholly-owned subsidiary of the Company. In June 2007, the Company changed PowerLight’s name to SunPower Corporation, Systems (“SP Systems”), to capitalize on SunPower’s name recognition. The Company believes the acquisition will enable it to develop the next generation of solar products and solutions that will accelerate reduction in solar system cost to compete with retail electric rates without incentives and simplify and improve customer experience. The total purchase consideration and future stock compensation for the transaction was $334.4 million, consisting of $120.7 million in cash and $213.7 million in common stock, restricted stock, stock options and related acquisition costs (see Note 4).

Cypress made a significant investment in the Company in 2002. On November 9, 2004, Cypress completed a reverse triangular merger with the Company in which all of the outstanding minority equity interest of SunPower was retired, effectively giving Cypress 100% ownership of all of the Company’s then outstanding shares of capital stock but leaving its unexercised warrants and options outstanding. After completion of the Company’s IPO in November 2005, Cypress held, in the aggregate, approximately 52.0 million shares of class B common stock. On May 4, 2007, Cypress completed the sale of 7.5 million shares of the Company’s class B common stock in an offering pursuant to Rule 144 of the Securities Act. Such shares converted to 7.5 million shares of class A common stock upon the sale. As of December 30, 2007, Cypress owned approximately 44.5 million shares of the Company’s class B common stock, which represented approximately 56% of the total outstanding shares of the Company’s common stock, or approximately 51% of such shares on a fully diluted basis after taking into account outstanding stock options (or 49% of such shares on a fully diluted basis after taking into account outstanding stock options and shares loaned to underwriters of the Company’s convertible indebtedness), and 90% of the voting power of the Company’s total outstanding common stock.

The financial statements include purchases of goods and services from Cypress, including wafers, legal, tax, treasury, information technology, employee benefits and other Cypress corporate services and infrastructure costs. The expenses allocations have been determined based on a method that Cypress and the Company consider to be a reasonable reflection of the utilization of services provided or the benefit received by the Company. See Note 3 for additional information on the transactions with Cypress.

As of December 30, 2007, the Company had an accumulated deficit of $22.8 million and, with the exception of fiscal 2006 and 2007, has a history of operating losses. The Company is subject to a number of risks including, but not limited to, an industry-wide shortage of polysilicon, potential downward pressure on product pricing as new polysilicon manufactures begin operating and the worldwide supply of solar cells and panels increases, the possible reduction or elimination of government and economic incentives that encourage industry growth, the challenges to reducing costs of installed solar systems by 50% by 2012 to maintain competitiveness, difficulties in maintaining or increasing the Company’s growth rate and managing such growth, and accurately predicting warranty claims.

Summary of Significant Accounting Policies

Principles of Consolidation

The Consolidated Financial Statements are prepared in accordance with accounting principles generally accepted in the United States of America ("United States" or "U.S.") and include the accounts of the Company and all of its subsidiaries. Intercompany transactions and balances have been eliminated in consolidation.

Reclassifications

Certain prior period balances have been reclassified to conform to the current period presentation in our Consolidated Financial Statements and the accompanying notes. Such reclassification had no effect on previously reported results of operations or accumulated deficit.

Fiscal Years

The Company reports results of operations on the basis of 52- or 53-week periods, ending on the Sunday closest to December 31. Fiscal 2007 ended on December 30, 2007, fiscal 2006 ended on December 31, 2006 and fiscal 2005 ended on January 1, 2006. Each of fiscal 2007, 2006 and 2005 consisted of 52 weeks.

Management Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Significant estimates in these financial statements include “percentage-of-completion” for construction projects, allowances for doubtful accounts receivable and sales returns, inventory write-downs, estimates for future cash flows and economic useful lives of property, plant and equipment, asset impairments, certain accrued liabilities including accrued warranty reserves and income taxes and tax valuation allowances. Actual results could differ from those estimates.

Fair Value of Financial Instruments

The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties. The carrying values of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate their respective fair values due to their short-term maturities. The Company’s outstanding convertible debt is recorded at its carrying values, not its estimated fair values. Investments in available-for-sale securities are carried at fair value based on quoted market prices or estimated based on quoted market prices for financial instruments with similar characteristics. Unrealized gains and losses of the Company’s available-for-sale securities are excluded from earnings and reported as a component of other comprehensive income (loss). Additionally, the Company assesses whether an other-than-temporary impairment loss on its available-for-sale securities has occurred due to declines in fair value or other market conditions. Declines in fair value that are considered other than temporary are recorded as an impairment of investments in the Consolidated Statements of Operations.

Comprehensive Income (Loss)

Comprehensive income (loss) is defined as the change in equity during a period from non-owner sources. The Company’s comprehensive income (loss) for each period presented is comprised of (i) the Company’s net income (loss); (ii) foreign currency translation adjustment of the Company’s wholly-owned foreign subsidiaries whose assets and liabilities are translated from their respective functional currencies at exchange rates in effect at the balance sheet date, and revenues and expenses are translated at average exchange rates prevailing during the applicable period and (iii) changes in unrealized gains or losses, net of tax, for derivatives designated as cash flow hedges (see Note 12) and available-for-sale investments carried at their fair value based on quoted market prices as of the balance sheet dates (see Note 8). Comprehensive income (loss) is presented in the Consolidated Statements of Comprehensive Income (Loss).

Cash and Cash Equivalents

Highly liquid investments with original or remaining maturities of ninety days or less at the date of purchase are considered cash equivalents.

Cash in Restricted Accounts

As of December 30, 2007, the Company provided security for advance payments received from a customer in the form of $20.0 million held in an escrow account. Commencing in 2010 and continuing through 2019, the balance in the escrow account will be reduced as the advance payments are to be applied as a credit against the customer’s polysilicon purchases from the Company. Such polysilicon is expected to be used by the customer to manufacture ingots, and potentially wafers, which are to be sold to the Company under an ingot supply agreement. The funds held in the escrow account may be released in exchange for letters of credit issued under the secured letter of credit facility at any time. In addition, the Company enters into various contractual agreements to build turnkey photovoltaic projects for customers in Europe, Korea and the United States. As part of the contractual agreements with the customers in Europe and Korea, the Company may receive advance payments that are secured by providing letters of credit issued by Wells Fargo Bank, National Association (“Wells Fargo”) to the customers. In certain customer contracts, the Company is required to provide construction period letters of credit, to assure the customers of contract completion, for a period of approximately one year. In many cases, the Company is also asked to issue warranty period letters of credit to assure the customers that the Company will meet its warranty obligations, typically for the first two years after the project is installed. The Company issues letters of credit for such purposes through its line of credit facility with Wells Fargo. The credit agreement with Wells Fargo requires the Company to collateralize the full value of letters of credit issued under the secured letter of credit facility for such purposes with cash placed in an interest bearing restricted account with Wells Fargo. As long as the secured letters of credit are outstanding, the Company will not be able to withdraw the associated funds in the restricted account, though all interest earned on such restricted funds can be withdrawn periodically. As of December 30, 2007, outstanding secured letters of credit issued by Wells Fargo totaled $47.9 million, of which $45.4 million relate to contractual agreements with customers in Europe and Korea (see Note 14).

Short-Term and Long-Term Investments

The Company invests in auction rate securities which are classified as short-term investments or long-term investments and carried at their market values. Such securities are bought and sold in the marketplace through a bidding process sometimes referred to as a “Dutch auction.” After the initial issuance of the securities, the interest rate on the securities resets periodically, at intervals set at the time of issuance (e.g., every seven, twenty-eight, or thirty-five days; every six-months; etc.), based on the market demand at the reset period. Historically, all auction rate securities were classified as short-term investments because we have been able to liquidate these at our direction at the reset period. When auction rate securities fail to clear at auction, which occurred with respect to six securities in February 2008, and we are unable to estimate when the impacted auction rate securities will clear at the next auction, we classify these as long-term consistent with the stated contractual maturities of the securities. The “stated” or “contractual” maturities for these securities generally are between 20 to 30 years.

The Company also invests in money market securities, commercial paper and corporate securities with maturities greater than ninety days. In general, investments with original maturities of greater than ninety days and remaining maturities of less than one year are classified as short-term investments. Investments with maturities beyond one year may be classified as short-term based on their highly liquid nature and because such investments represent the investment of cash that is available for current operations. Despite the long-term maturities, the Company has the ability and intent, if necessary, to liquidate any of these investments in order to meet the Company’s working capital needs within its normal operating cycles. The Company has classified these investments as available-for-sale securities under Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Investment in Certain Debt and Equity Securities” (“SFAS No. 115”).

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

Deferred Project Costs

Deferred project costs represent uninstalled materials on contracts for which title had transferred to the customer and are recognized as deferred assets until installation. As of December 30, 2007, deferred project costs totaled $8.3 million.

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

 Long-Lived Assets

The Company evaluates its long-lived assets, including property, plant and equipment and intangible assets with finite lives, for impairment whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”). Factors considered important that could result in an impairment review include significant underperformance relative to expected historical or projected future operating results, significant changes in the manner of use of acquired assets and significant negative industry or economic trends. Impairments are recognized based on the difference between the fair value of the asset and its carrying value. Fair value is generally measured based on either quoted market prices, if available, or discounted cash flow analyses.

Goodwill and Intangible Assets

The Company accounts for goodwill and other intangibles in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”). Goodwill and intangibles with indefinite lives are not amortized but are tested for impairment on an annual basis or whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. The Company performs its annual test of impairment for goodwill in the third quarter of its fiscal year. Intangible assets with finite useful lives are amortized using the straight-line method over their useful lives ranging primarily from 2 to 6 years and are reviewed for impairment in accordance with SFAS No. 144.

Product Warranties

The Company warrants or guarantees the performance of solar panels that the Company manufactures at certain levels of conversion efficiency for extended periods, often as long as 25 years. It also warrants that the solar cells will be free from defects for at least ten years. In addition, the Company generally provides warranty on systems they install for a period of five years. The Company also passes through to customers long-term warranties from the original equipment manufacturers of certain system components. Warranties of 20 to 25 years from solar panels suppliers are standard, while inverters typically carry a two-, five- or ten-year warranty. Therefore, the Company maintains warranty reserves to cover potential liability that could result from these guarantees. The Company’s potential liability is generally in the form of product replacement or repair. Warranty reserves are based on the Company’s best estimate of such liabilities and are recognized as a cost of revenue. The Company continuously monitors product returns for warranty failures and maintains a reserve for the related warranty expenses based on historical experience of similar products as well as various other assumptions that are considered reasonable under the circumstances. The warranty reserve includes specific accruals for known product and system issues and an accrual for an estimate of incurred but not reported product and system issues based on historical activity (see Note 11).

Revenue Recognition

Construction Contracts

Systems segment revenue is primarily comprised of engineering, procurement and construction (“EPC”) projects which are governed by customer contracts that require the Company to deliver functioning solar power systems and are generally completed within 6 to 36 months from the date of the contract signing. In addition, the systems segment also derives revenues from sales of certain solar power products and services that are smaller in scope than an EPC contract. The Company recognizes revenues from fixed price contracts under AICPA Statement of Position (“SOP”) 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts,” using the percentage-of-completion method of accounting. Under this method, systems revenue arising from fixed price construction contracts is recognized as work is performed based on the percentage of incurred costs to estimated total forecasted costs utilizing the most recent estimates of forecasted costs.

Incurred costs include all direct material, labor, subcontract costs, and those indirect costs related to contract performance, such as indirect labor, supplies and tools. Job material costs are included in incurred costs when the job materials have been installed. Where contracts stipulate that title to job materials transfers to the customer before installation has been performed, revenue is deferred and recognized upon installation, in accordance with the percentage-of-completion method of accounting. Job materials are considered installed materials when they are permanently attached or fitted to the solar power system as required by the job’s engineering design.

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

As of December 30, 2007, the asset “Costs and estimated earnings in excess of billings,” which represents revenues recognized in excess of amounts billed, was $39.1 million. The liability “Billings in excess of costs and estimated earnings,” which represents billings in excess of revenues recognized, was $69.9 million. Ending balances in “Costs and estimated earnings in excess of billings” and “Billings in excess of costs and estimated earnings” are highly dependent on contractual billing schedules which are not necessarily related to the timing of revenue recognition.

Service Agreements

The Company recognizes revenues for service agreements related to construction contracts ratably over the service agreement term and annual service agreement fees are usually prepaid by customers. The Company recognizes revenues for energy efficiency consulting services on a cost plus basis. Systems revenue from these service agreements were not significant for the year ended December 30, 2007.

New Jersey Renewable Energy Credits

Solar renewable energy certificates (“SRECs”) are intangible assets, measured in megawatt-hours, that encompass the environmental benefit associated with producing solar energy. The Company purchases SRECs from solar installation owners in New Jersey, and primarily sells SRECs to entities that must either retire a certain volume of SRECs each year or face much higher alternative compliance payments. The Company recognizes revenues for New Jersey renewable energy credit (“REC”) sales when the RECs are delivered to the customers under the contract terms and cash collections are reasonably assured. Systems revenue from REC sales was not significant for the year ended December 30, 2007.

Components Products

The Company sells its components products, as well as balance of systems projects from the systems segment, directly to system integrators, original equipment manufacturers  (“OEMs”) and value-added resellers (“VARs”) and recognizes revenue, net of accruals for estimated sales returns, when persuasive evidence of an arrangement exists, delivery of the product has occurred and title and risk of loss has passed to the customer, the sales price is fixed or determinable, collectibility of the resulting receivable is reasonably assured and the rights and risks of ownership have passed to the customer. Other than standard warranty obligations, there are no rights of return and there are no significant post-shipment obligations, including installation, training or customer acceptance clauses, with any of its customers that could have an impact on revenue recognition. As such, the Company records a trade receivable for the selling price when the above conditions are met, and reduces inventory for the carrying value of goods shipped. The Company’s revenue recognition policy is consistent across its product lines and sales practices are consistent across all geographic areas. In addition, the Company records a charge to selling expense and a credit to allowance for doubtful accounts when customer accounts receivable are deemed uncollectible. Components revenues under VAR contracts were $113.8 million, $63.6 million and $1.3 million in the years ended December 30, 2007, December 31, 2006 and January 1, 2006, respectively.

The provision for estimated sales returns on product sales is recorded in the same period the related revenues are recorded. These estimates are based on historical sales returns, analysis of credit memo data and other known factors. Actual returns could differ from these estimates. The Company recorded charges for sales returns on product sales of $2.2 million, $0.8 million and $0.1 million in fiscal 2007, 2006 and 2005, respectively. Amounts utilized against the sales return allowance aggregated $2.2 million, $0.5 million and none in fiscal 2007, 2006 and 2005, respectively. The allowance for sales returns was $0.4 million as of December 30, 2007 and December 31, 2006.

Shipping and Handling Costs

The Company records costs related to shipping and handling in cost of revenue.

Advertising Costs

Advertising costs are expensed as incurred. Advertising expense totaled approximately $2.3 million, $0.8 million and $0.2 million in the years ended December 30, 2007, December 31, 2006 and January 1, 2006, respectively.

Research and Development Costs

Research and development costs consist primarily of compensation and related costs for personnel, materials, supplies and equipment depreciation. All research and development costs are expensed as incurred. In the third quarter of 2007, the Company signed a Solar America Initiative agreement with the United States Department of Energy in which it was awarded $8.5 million in the first budgetary period. Total funding for the three-year effort is estimated to be $24.7 million. The Company’s cost share requirement under this program, including lower-tier subcontract awards, is anticipated to be $27.9 million. This contract replaced its three-year cost-sharing research and development project with the National Renewable Energy Laboratory, entered into in March 2005, to fund up to $3.0 million or half of the project costs to design the Company’s next generation solar panels. Amounts invoiced under these arrangements are offset against research and development expense as costs are incurred in accordance with the agreements with the government agency. For the fiscal years ended December 30, 2007, December 31, 2006 and January 1, 2006, the Company invoiced $3.6 million, $0.8 million and $0.5 million, respectively, for work performed, which was recorded as an offset to research and development expense.

Translation of Foreign Currencies

The Company uses the United States dollar predominately as its functional currency. Accordingly, assets and liabilities of its subsidiaries are translated using exchange rates in effect at the end of the period, except for non-monetary assets, such as property, plant and equipment, which are translated using historical exchange rates. Revenues and costs are translated using average exchange rates for the period, except for income items related to non-monetary assets and liabilities, such as depreciation, that are translated using historical exchange rates. The Company includes gains or losses from foreign currency translation in other income (expense), net with the other hedging activities described in Note 12 and were not significant to the Consolidated Statements of Operations for the periods presented. Certain foreign subsidiaries designate the local currency as their functional currency, and the Company records the translation of their assets and liabilities into U.S. dollars at the balance sheet date, and the translation of their revenues and expenses into U.S. dollars using average exchange rates for the period, as translation adjustments and includes them as a component of accumulated other comprehensive income (loss) in the Consolidated Balance Sheets. As of December 30, 2007 and December 31, 2006, the Company had Euro-denominated accounts receivable of 53.7 million (approximately $79.0 million) and 20.2 million (approximately $26.6 million), respectively. In addition, as of December 30, 2007 and December 31, 2006, the Company had a Euro-denominated customer advance (see Note 13) of 19.7 million (approximately $29.0 million) and 25.1 million (approximately $33.1 million), respectively.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk are primarily cash, cash equivalents and investments, hedging instruments and trade accounts receivable. The Company’s investment policy requires cash and cash equivalents and investments to be placed with high-credit quality institutions and to limit the amount of credit risk from any one issuer. The Company performs ongoing credit evaluations of its customers’ financial condition whenever deemed necessary and generally does not require collateral. The Company maintains an allowance for doubtful accounts receivable based upon the expected collectibility of all accounts receivable, which takes into consideration an analysis of historical bad debts, specific customer creditworthiness and current economic trends. The allowance for doubtful accounts was $1.4 million and $0.6 million as of December 30, 2007 and December 31, 2006, respectively. For the fiscal years ended December 30, 2007, December 31, 2006 and January 1, 2006, the Company provided $0.8 million, $0.3 million and $0.3 million, respectively, for allowance for doubtful accounts. During the fiscal year ended December 30, 2007, December 31, 2006 and January 1, 2006, the Company wrote off zero, $32,000 and zero of bad debts, respectively. One customer accounted for 21% of accounts receivable as of December 30, 2007. Three customers accounted for 34%, 33% and 12% of accounts receivable as of December 31, 2006.

Income Taxes

For financial reporting purposes, income tax expense and deferred income tax balances were calculated as if the Company were a separate entity and had prepared its own separate tax return. Deferred tax assets and liabilities are recognized for temporary differences between financial statement and income tax bases of assets and liabilities. Valuation allowances are provided against deferred tax assets when management cannot conclude that it is more likely than not that some portion or all of the deferred tax asset will be realized. The Company accrues interest and penalties on tax contingencies as required by the Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, and Related Implementation Issues” (“FIN 48”) and SFAS No. 109, “Accounting for Income Taxes” (“SFAS No. 109”). This interest and penalty accrual is classified as income tax provision (benefit) in the Consolidated Statements of Operations and was not material.

The Company filed separate U.S. federal tax returns up to November 2004. From November 8, 2004 through June 2006, the Company filed U.S. federal consolidated tax returns with Cypress. From December 2002 through June 2006, the Company filed combined California returns with Cypress as a member of Cypress’ entity group. Effective with the closing of our public offering of common stock in June 2006, the Company no longer files federal and most state consolidated tax returns with Cypress. Cypress and the Company have entered into a tax sharing agreement providing for each company’s obligations concerning various tax liabilities (see Notes 3 and 10).

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value instruments. This statement does not require any new fair value measurements; rather, it applies other accounting pronouncements that require or permit fair value measurements. The provisions of this statement are to be applied prospectively as of the beginning of the fiscal year in which this statement is initially applied, with any transition adjustment recognized as a cumulative effect adjustment to the opening balance of retained earnings. The provisions of SFAS No. 157 are effective for fiscal years beginning after November 15, 2007 and will be adopted by the Company in the first quarter of fiscal 2008. In December 2007, the FASB released FASB Staff Position FAS 157-b—Effective Date of FASB Statement No. 157, which was adopted in February 2008, delaying the effective date of SFAS No. 157 for one year for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The Company is in the process of studying the impact of this interpretation on its financial accounting and reporting.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”), which provides companies an option to report selected financial assets and liabilities at fair value. SFAS No. 159 requires companies to provide information helping financial statement users to understand the effect of a company’s choice to use fair value on its earnings, as well as to display the fair value of the assets and liabilities a company has chosen to use fair value for on the face of the balance sheet. Additionally, SFAS No. 159 establishes presentation and disclosure requirements designed to simplify comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. The statement is effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007 and will be adopted by the Company in the first quarter of fiscal 2008. The Company is in the process of studying the impact of this interpretation on its financial accounting and reporting.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141R”), which replaces SFAS No. 141, "Business Combinations" ("SFAS No. 141"). SFAS No. 141R will significantly change the accounting for business combinations in a number of areas including the treatment of contingent consideration, contingencies, acquisition costs, in-process research and development and restructuring costs. In addition, under SFAS No. 141R, changes in deferred tax asset valuation allowances and acquired income tax uncertainties in a business combination after the measurement period will impact income tax expense. SFAS No. 141R is effective as of the beginning of an entity’s first fiscal year beginning after December 15, 2008. The Company is currently evaluating the potential impact, if any, of the adoption of SFAS No. 141R on its financial position and results of operations.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of Accounting Research Bulletin No. 51” (“SFAS No. 160”), which will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity. This new consolidation method will significantly change the accounting for transactions with minority interest holders. SFAS No. 160 is effective as of the beginning of an entity’s first fiscal year beginning after December 15, 2008. The Company is currently evaluating the potential impact, if any, of the adoption of SFAS No. 160 on its financial position and results of operations.

Revision of Statement of Cash Flow Presentation Related to Purchases of Property, Plant and Equipment

The Company has corrected its Consolidated Statements of Cash Flows for 2006 and 2005 to exclude the impact of purchases of property, plant and equipment that remain unpaid and as such are included in “accounts payable and other accrued liabilities” at the end of the reporting period. Historically, changes in “accounts payable and other accrued liabilities” related to such purchases were included in cash flows from operations, while the investing activity caption "Purchase of property, plant and equipment" included these purchases. As these unpaid purchases do not reflect cash transactions, the Company is revising its cash flow presentations to exclude them. These corrections resulted in an increase to the previously reported amounts of cash used for operating activities of $8.0 million in fiscal 2006 and a decrease to the cash provided from operating activities of $1.9 million in fiscal 2005, resulting from a reduction in the amount of cash provided from the change in accounts payable and other accrued liabilities in those years. The corresponding correction in the investing section was to decrease cash used for investing activities by $8.0 million and $1.9 million in fiscal 2006 and fiscal 2005, respectively, as a result of the reduction in the amount of cash used for purchases of property, plant and equipment in those years. These corrections had no impact on previously reported results of operations, working capital or stockholders’ equity of the Company. The Company concluded that these corrections were not material to any of its previously issued consolidated financial statements, based on SEC Staff Accounting Bulletin: No. 99-Materiality.

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

Cypress accounted for its acquisition of SunPower in accordance with SFAS No. 141. Accordingly, the purchase price was allocated to the assets acquired and liabilities assumed based on their estimated fair values as of the date of investment, based on estimates made by the management of Cypress which considered a number of factors, including valuations performed by outsiders. Management based their decision to capitalize the purchased technology on SFAS No. 141’s criteria that an intangible asset that arises from contractual or other legal rights shall be recognized apart from goodwill only if it is separable. These technology-based assets relate to innovations and technological advances of the Company. The excess of the purchase price over the amounts allocated to the assets acquired and liabilities assumed was recorded as goodwill.

Push down accounting requires an entity to establish a new cost basis of accounting for assets and liabilities based on the amount paid for the stock. The amounts pushed down to SunPower financial statements at November 9, 2004, derived from the net carrying balance previously reported by Cypress on November 9, 2004, consisted of the following (in thousands):

(In thousands)	Gross	Accumulated Amortization	Net
As of December 30, 2007
Purchased Technology	$18,139	$(11,376)	$6,763
Patents	3,811	(2,096)	1,715
Trademarks and other	2,066	(1,263)	803
	24,016	(14,735)	9,281
Goodwill	2,883	—	2,883
	$26,899	$(14,735)	$12,164

As of December 31, 2006
Purchased Technology	$18,139	$(7,550)	$10,589
Patents	3,811	(1,423)	2,388
Trademarks and other	2,066	(994)	1,072
	24,016	(9,967)	14,049
Goodwill	2,883	—	2,883
	$26,899	$(9,967)	$16,932

Amortization of these purchased intangible assets, which is included in cost of components revenue in the accompanying Consolidated Statements of Operations, was $4.8 million and $4.7 million in the year ended December 30, 2007 and December 31, 2006, respectively.

Note 3. TRANSACTIONS WITH CYPRESS

Purchases of Imaging and Infrared Detector Products from Cypress

The Company purchases fabricated semiconductor wafers from Cypress at intercompany prices which are consistent with Cypress’ internal transfer pricing methodology. Wafer purchases totaled $4.7 million, $7.2 million and $5.3 million for the fiscal years ended December 30, 2007, December 31, 2006 and January 1, 2006, respectively. In December 2007, Cypress announced the planned closure of its Texas wafer fabrication facility that manufactures the Company’s imaging and infrared detector products. The planned closure will be completed in the fourth quarter of 2008 and SunPower is evaluating its alternatives relating to future plans for this business.

Administrative Services Provided by Cypress

Cypress has seconded employees and consultants to the Company for different time periods for which the Company pays their fully-burdened compensation. In addition, Cypress personnel render services to the Company to assist with administrative functions such as legal, tax, treasury, information technology, employee benefits and other Cypress corporate services and infrastructure. Cypress bills the Company for a portion of the Cypress employees’ fully-burdened compensation. In the case of the Philippines subsidiary, which entered into a services agreement for such secondments and other consulting services in January 2005, the Company pays the fully burdened compensation plus 10%. The amounts that the Company has recorded as general and administrative expenses in the accompanying statements of operations for these services was approximately $1.8 million, $1.5 million and $2.3 million for the fiscal years ended December 30, 2007, December 31, 2006 and January 1, 2006, respectively.

Leased Facility in the Philippines

In 2003, the Company and Cypress reached an understanding that the Company would build out and occupy a building owned by Cypress for its wafer fabrication facility in the Philippines. The Company entered into a lease agreement for this facility, which expires in July 2021. Under the lease, the Company will pay Cypress at a rate equal to the cost to Cypress for that facility (including taxes, insurance, repairs and improvements) until the earlier of November 2015 or a change in control of the Company occurs, which includes such time as Cypress ceases to own at least a majority of the aggregate number of shares of all classes of the Company’s common stock then outstanding. Thereafter, the Company will pay market rate rent for the facility. The Company will have the right to purchase the facility from Cypress at any time at Cypress’ original purchase price of approximately $8.0 million, plus interest computed on a variable index starting on the date of purchase by Cypress until the sale to the Company, unless such purchase option is exercised after a change of control of the Company, in which case the purchase price shall be at a market rate, as reasonably determined by Cypress. The lease agreement also contains certain indemnification and exculpation provisions by the Company for the benefit of Cypress as lessor. Rent expense paid to Cypress for this building was $0.3 million in each of the fiscal years ended December 30, 2007, December 31, 2006 and January 1, 2006, respectively.

Leased Headquarters Facility in San Jose, California

In May 2006, the Company entered into a lease agreement for its 43,732 square foot headquarters, which is located in a building owned by Cypress in San Jose, California, for $6.0 million over the five-year term of the lease. In the event Cypress decides to sell the building, the Company has the right of first refusal to purchase the building at a fair market price which will be based on comparable sales in the area. Rent expense paid to Cypress for this facility was $1.3 million and $0.6 million in fiscal years ended December 30, 2007 and December 31, 2006.

2005 Separation and Service Agreements

In October 2005, the Company entered into a series of separation and services agreements with Cypress. Among these agreements are a master separation agreement, a sublease of the land and a lease for the building in the Philippines (see above); a three-year wafer manufacturing agreement for detector products at inter-company pricing; a three-year master transition services agreement under which Cypress would allow the Company to continue to utilize services provided by Cypress such as corporate accounting, legal, tax, information technology, human resources and treasury administration at Cypress’ cost; an asset lease under which Cypress will lease certain manufacturing assets from the Company; an employee matters agreement under which the Company’s employees would be allowed to continue to participate in certain Cypress health insurance and other employee benefits plans; an indemnification and insurance matters agreement; an investor rights agreement; and a tax sharing agreement. All of these agreements, except the tax sharing agreement and the manufacturing asset lease agreements, became effective at the time of completion of the Company’s initial public offering in November 2005.

Master Separation Agreement

In October 2005, the Company entered into a master separation agreement containing the framework with respect to the Company’s separation from Cypress. The master separation agreement provides for the execution of various ancillary agreements that further specify the terms of the separation.

Master Transition Services Agreement

The Company has also entered into a master transition services agreement which would govern the provisions of services provided by Cypress, such as: financial services; human resources; legal matters; training programs; and information technology.

For a period of three years following the Company’s November 2005 IPO of 8.8 million shares of class A common stock or earlier if a change of control of the Company occurs, Cypress would provide these services and the Company would pay Cypress for services provided to the Company, at Cypress’ cost (which, for purposes of the master transition services agreement, will mean an appropriate allocation of Cypress’ full salary and benefits costs associated with such individuals as well as any out-of-pocket expenses that Cypress incurs in connection with providing the Company with those services) or at the rate negotiated with Cypress. Cypress will have the ability to deny requests for services under this agreement if, among other things, the provisions of such services creates a conflict of interest, causes an adverse consequence to Cypress, requires Cypress to retain additional employees or other resources or the provision of such services become impracticable as a result or cause outside of the control of Cypress. In addition, Cypress will incur no liability in connection with the provision of these services. The master transition services agreement also contains certain indemnification provisions by the Company for the benefit of Cypress.

Lease for Manufacturing Assets

In 2005 the Company entered into a lease with Cypress under which Cypress leased from the Company certain manufacturing assets owned by the Company and located in Cypress’ Texas manufacturing facility. The term of the lease was 27 months and it expired on December 31, 2007. Under this lease, Cypress reimbursed the Company approximately $0.7 million representing the net book value of the assets divided by the life of the leasehold improvements.

Employee Matters Agreement

The Company entered into an employee matters agreement with Cypress to allocate assets, liabilities and responsibilities relating to its current and former U.S. and international employees and its participation in the employee benefits plans that Cypress currently sponsors and maintains.

The Company’s eligible employees generally will remain able to participate in Cypress’ benefit plans, as they may change from time to time. The Company will be responsible for all liabilities incurred with respect to the Cypress plans by the Company as a participating company in such plans. The Company intends to have its own benefit plans established by the time its employees no longer are eligible to participate in Cypress’ benefit plans. Once the Company has established its own benefit plans, the Company will have the ability to modify or terminate each plan in accordance with the terms of those plans and its policies. It is the Company’s intent that employees not receive duplicate benefits as a result of participation in its benefit plans and the corresponding Cypress benefit plans.

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

With respect to the Cypress 401(k) Plan, the Company will be obligated to establish its own 401(k) Plan within 90 days of separation from Cypress, and Cypress will transfer all accounts in the Cypress 401(k) Plan held by the Company’s employees to its 401(k) Plan.

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

The indemnification and insurance matters agreement and the master transition services agreement also contains provisions governing the Company’s insurance coverage, which shall be under the Cypress insurance policies (other than our directors and officers insurance, for which the Company intends to obtain its own separate policy) until the earliest of (1) a change of control of the Company occurs, which includes such time as Cypress ceases to own at least a majority of the aggregate number of shares of all classes of the Company’s common stock then outstanding, (2) the date on which Cypress’ insurance carriers do not permit the Company to remain on Cypress policies, (3) the date on which Cypress’ cost of insurance under any particular insurance policy increases, directly or indirectly, due to the Company's inclusion or participation in such policy, (4) the date on which the Company's coverage under the Cypress policies causes a real or potential conflict of interest or hardship for Cypress, as determined solely by Cypress or (5) the date on which Cypress and the Company mutually agree to terminate this arrangement. Prior to that time, Cypress will maintain insurance policies on the Company’s behalf, and the Company shall reimburse Cypress for expenses related to insurance coverage during this period. The Company will work with Cypress to secure additional insurance if desired and cost effective.

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

After the date the Company ceases to be a member of Cypress’ consolidated group for federal income tax purposes and most state income tax purposes, as and to the extent that the Company becomes entitled to utilize on the Company’s separate tax returns portions of those credit or loss carryforwards existing as of such date, the Company will distribute to Cypress the tax effect, estimated to be 40% for federal income tax purposes, of the amount of such tax loss carryforwards so utilized, and the amount of any credit carryforwards so utilized. The Company will distribute these amounts to Cypress in cash or in the Company’s shares, at the Company’s option. As of December 30, 2007, the Company has $44.0 million of federal net operating loss carryforwards and approximately $73.5 million of California net operating loss carryforwards meaning that such potential future payments to Cypress, which would be made over a period of several years, would therefore aggregate approximately $19.1 million.

The majority of these net operating loss carryforwards were created by employee stock transactions. Because there is uncertainty as to the realizability of these loss carryforwards, the portion created by employee stock transactions are not reflected on the Company’s Consolidated Balance Sheets.

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

If Cypress distributes the Company’s class B common stock to Cypress stockholders in a transaction intended to qualify as a tax-free distribution under Section 355 of the Internal Revenue Code (the “Code”), Cypress intends to obtain an opinion of counsel and/or a ruling from the Internal Revenue Service (“IRS”) to the effect that such distribution qualifies under Section 355 of the Code. Despite such an opinion or ruling, however, the distribution may nonetheless be taxable to Cypress under Section 355(e) of the Code if 50% or more of the Company’s voting power or economic value is acquired as part of a plan or series of related transactions that includes the distribution of the Company’s stock. The tax sharing agreement includes the Company’s obligation to indemnify Cypress for any liability incurred as a result of issuances or dispositions of the Company’s stock after the distribution, other than liability attributable to certain dispositions of the Company’s stock by Cypress, that cause Cypress’ distribution of shares of the Company’s stock to its stockholders to be taxable to Cypress under Section 355(e) of the Code.

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

Note 4. BUSINESS COMBINATION

PowerLight Acquisition

On January 10, 2007, the Company completed its acquisition of PowerLight. The results of PowerLight have been included in the consolidated results of the Company from January 10, 2007. As a result of the PowerLight acquisition, all of the outstanding shares of PowerLight, and a portion of each vested option to purchase shares of PowerLight, were cancelled, and all of the outstanding options to purchase shares of PowerLight (other than the portion of each vested option that was cancelled) were assumed by the Company in exchange for aggregate consideration of (i) approximately $120.7 million in cash plus (ii) approximately 5.7 million shares of the Company’s class A common stock, inclusive of (a) approximately 1.6 million shares of the Company’s class A common stock which may be issued upon the exercise of assumed vested and unvested PowerLight stock options, which options vest on the same schedule as the assumed PowerLight stock options, and (b) approximately 1.1 million shares of the Company’s class A common stock issued to employees of PowerLight in connection with the acquisition which, along with approximately 0.5 million of the shares issuable upon exercise of assumed PowerLight stock options, are subject to certain transfer restrictions and a repurchase option by the Company, both of which lapse over a two-year period following the acquisition under the terms of certain equity restriction agreements. The Company under the terms of the acquisition agreement also issued an additional 0.2 million shares of restricted class A common stock to certain employees of PowerLight, which shares are subject to certain transfer restrictions which will lapse over 4 years following the acquisition. In June 2007, the Company changed PowerLight’s name to SunPower Corporation, Systems (“SP Systems”), to capitalize on SunPower’s name recognition.

The total consideration related to the acquisition is as follows:

(In thousands)	Shares	Fair Value at January 10, 2007
Purchase consideration:
Cash	—	$120,694
Common stock	2,961	111,266
Stock options assumed that are fully vested	618	21,280
Direct transaction costs	—	2,958
Total purchase consideration	3,579	256,198
Future stock compensation:
Shares subject to re-vesting restrictions	1,146	43,046
Stock options assumed that are unvested	984	35,126
Total future stock compensation	2,130	78,172
Total purchase consideration and future stock compensation	5,709	$334,370

Of the consideration issued for the acquisition, approximately $23.7 million in cash and approximately 0.7 million shares, with a total aggregate value of $118.1 million as of December 30, 2007, are being held in escrow as security for the indemnification obligations of certain former SP Systems shareholders and will be released over a period of five years ending January 10, 2012 (see Note 20).

Purchase Price Allocation

Under the purchase method of accounting, the total purchase price as shown in the table above was allocated to SP Systems’ net tangible and intangible assets based on their estimated fair values as of January 10, 2007. The purchase price has been allocated based on management’s best estimates. The fair value of the Company’s class A common stock issued was determined based on the average closing prices for a range of trading days around the announcement date (November 15, 2006) of the transaction. The fair value of stock options assumed was estimated using the Black-Scholes valuation model (the "Black-Scholes model") with the following assumptions: volatility of 90%, expected life ranging from 2.7 years to 6.3 years, and risk-free interest rate of 4.6%.

The allocation of the purchase price associated with certain assets on January 10, 2007 was as follows:

(In thousands)	Amount
Net tangible assets	$13,925
Patents and purchased technology	29,448
Tradenames	15,535
Backlog	11,787
Customer relationships	22,730
In-process research and development	9,575
Unearned stock compensation	78,172
Deferred tax liability	(21,964)
Goodwill	175,162
Total purchase consideration and future stock compensation	$334,370

Net tangible assets acquired on January 10, 2007 consisted of the following:

(In thousands)	Amount
Cash and cash equivalents	$22,049
Restricted cash	4,711
Accounts receivable, net	40,080
Costs and estimated earnings in excess of billings	9,136
Inventories	28,146
Deferred project costs	24,932
Prepaid expenses and other assets	23,740
Total assets acquired	152,794
Accounts payable	(60,707)
Billings in excess of costs and estimated earnings	(35,887)
Other accrued expenses and liabilities	(42,275)
Total liabilities assumed	(138,869)
Net assets acquired	$13,925

The Company accounted for its acquisition of SP Systems in accordance with SFAS No. 141. Accordingly, all intercompany receivables and payables related to SP Systems at the acquisition date were eliminated in purchase accounting effective January 10, 2007.

Acquired Identifiable Intangible Assets.

The following table presents certain information on the acquired identifiable intangible assets:

Intangible Assets	Method of Valuation	Discount Rate Used	Royalty Rate Used	Estimated Useful Life
Patents and purchased technology	Relief from royalty method	25%	3%	4 years
Tradenames	Relief from royalty method	25%	1%	5 years
Backlog	Income approach	20%	—%	1 year
Customer relationships	Income approach	22%	—%	6 years

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

Amortization expense for the year ended December 30, 2007 was as follows:

(In thousands)
Cost of systems revenue	$20,085
Sales, general and administrative	3,688
Total amortization expense	$23,773

In-Process Research and Development (“IPR&D”) Charge

In connection with the acquisition of SP Systems, the Company recorded an IPR&D charge of $9.6 million in the first quarter of fiscal 2007, as technological feasibility associated with the IPR&D projects had not been established and no alternative future use existed.

These IPR&D projects consisted of two components: design automation tool and tracking systems and other. In assessing the projects, the Company considered key characteristics of the technology as well as its future prospects, the rate technology changes in the industry, product life cycles, and the various projects’ stage of development.

The value of IPR&D was determined using the income approach method, which calculated the sum of the discounted future cash flows attributable to the projects once commercially viable using a 40% discount rate, which were derived from a weighted-average cost of capital analysis and adjusted to reflect the stage of completion and the level of risks associated with the projects. The percentage of completion for each project was determined by identifying the research and development expenses invested in the project as a ratio of the total estimated development costs required to bring the project to technical and commercial feasibility. The following table summarizes certain information related to each project:

	Stage of Completion	Total Cost Incurred to Date	Total Remaining Costs
Design Automation Tool
As of January 10, 2007 (acquisition date)	8%	$0.2 million	$2.4 million
As of December 30, 2007	35%	$0.9 million	$1.7 million

Tracking System and Other
As of January 10, 2007 (acquisition date)	25%	$0.2 million	$0.6 million
As of December 30, 2007	100%	$0.8 million	$—

Status of IPR&D:

As of December 30, 2007, the Company has incurred total post-acquisition costs of approximately $0.7 million related to the design automation tool project and estimates that an additional investment of $1.7 million will be required to complete the project. The Company expects to complete the design automation tool project by June 2009, approximately one and a half years earlier than the original estimate.

The Company completed the tracking systems project in June 2007 and incurred total project costs of $0.8 million, of which $0.6 million was incurred after the acquisition.  Both the actual completion date and the total projects costs were in line with the original estimates.

Goodwill

Approximately $175.2 million had been allocated to goodwill within the systems segment, which represents the excess of the purchase price over the fair value of the underlying net tangible and intangible assets of SP Systems. In accordance with SFAS No. 142, goodwill will not be amortized but instead will be tested for impairment at least annually, or more frequently if certain indicators are present. In the event that management determines that the value of goodwill has become impaired, the Company will incur an accounting charge for the amount of the impairment during the fiscal quarter in which the determination is made. During the year ended December 30, 2007, the Company recorded adjustments aggregating $6.6 million to increase goodwill related to the purchase of SP Systems on January 10, 2007 to $181.8 million. The adjustments included a change in the estimated receivable for an existing project as of the acquisition date which was subsequently determined to be unearned and, thus, the receivable will not be paid, an additional loss provision on a construction project contracted as of the acquisition date and was subsequently determined to have a larger loss than originally estimated, as well as adjustments to the value of certain acquired assets and liabilities. Goodwill that resulted from the acquisition of SP Systems is not deductible for tax purposes.

Financial Commitment Letter

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

Pro Forma Financial Information (Unaudited)

Supplemental information on an unaudited pro forma basis, as if the acquisition of SP Systems were completed at the beginning of fiscal years 2007 and 2006, is as follows:

	Year Ended
(In thousands, except per share amounts)	December 30, 2007	December 31, 2006
Revenue	$777,104	$442,115
Net income (loss)	$7,094	$(57,635)
Basic net income (loss) per share	$0.09	$(0.84)
Diluted net income (loss) per share	$0.09	$(0.84)

The unaudited pro forma supplemental information is based on estimates and assumptions, which the Company believes are reasonable. The unaudited pro forma supplemental information includes non-recurring in-process research and development charge of $9.6 million recorded in the first quarter ended April 1, 2007 and April 2, 2006. The unaudited pro forma supplemental information prepared by management is not necessarily indicative of the consolidated financial position or results of operations in future periods or the results that actually would have been realized had the Company and SP Systems been a combined company during the specified periods.

Note 5. OTHER INCOME (EXPENSE), NET

The following table summarizes the components of other income (expense), net, recorded in the Consolidated Statements of Operations:

	Year Ended
(In thousands)	December 30, 2007	December 31, 2006	January 1, 2006
Write-off of unamortized debt issuance costs	$(8,260)	$—	$—
Amortization of debt issuance costs	(1,710)	—	—
Share in net loss of joint venture, net of tax	(278)	—	—
Gain (loss) on derivatives and foreign exchange, net of tax	2,086	863	(1,441)
Other income, net	291	214	227
Total other income (expense), net	$(7,871)	$1,077	$(1,214)

Note 6. NET INCOME (LOSS) PER SHARE

Basic net income (loss) per share is computed using the weighted-average common shares outstanding. Diluted net income (loss) per share is computed using the weighted-average common shares outstanding plus any potentially dilutive securities outstanding during the period using the treasury stock method, except when their effect is anti-dilutive. Potentially dilutive securities include stock options, restricted stock and senior convertible debentures.

Holders of the Company’s senior convertible debentures may, under certain circumstances at their option, convert the senior convertible debentures into cash and, if applicable, shares of the Company’s class A common stock at the applicable conversion rate, at any time on or prior to maturity (see Note 15). Pursuant to EITF 90-19, the senior convertible debentures are included in the calculation of diluted net income per share if their inclusion is dilutive under the treasury stock method.

For the fiscal year ended January 1, 2006, stock options to purchase common stock were excluded from the calculation of diluted net loss per share as the Company was in a net loss position and their inclusion would have been anti-dilutive. The following is a summary of all outstanding anti-dilutive potential common shares:

	As of
(In thousands)	December 30, 2007	December 31, 2006	January 1, 2006
Stock options	—	44	6,572

The following table sets forth the computation of basic and diluted weighted-average common shares:

	Year Ended
(In thousands)	December 30, 2007	December 31, 2006	January 1, 2006
Basic weighted-average common shares	75,413	65,864	23,306
Effect of dilutive securities:
Stock options	4,203	5,147	—
Restricted stock	357	76	—
Shares subject to re-vesting restrictions	439	—	—
February 2007 debentures	620	—	—
July 2007 debentures	195	—	—
Weighted-average common shares for diluted computation	81,227	71,087	23,306

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

For the year ended December 30, 2007, dilutive potential common shares includes approximately 0.6 million shares for the impact of $200.0 million in principal amount of the Company’s 1.25% senior convertible debentures issued in February 2007 and 0.2 million shares for the impact of $225.0 million in principal amount of the Company’s 0.75% senior convertible debentures issued in July 2007, as the Company has experienced a substantial increase in its common stock price. Under the treasury stock method, such senior convertible debentures will generally have a dilutive impact on net income per share if the Company’s average stock price for the period exceeds the conversion price for the senior convertible debentures.

Note 7. BALANCE SHEET COMPONENTS

(In thousands)	December 30, 2007	December 31, 2006
Costs and estimated earnings in excess of billings on contracts in progress and billings in excess of costs and estimated earnings on contracts in progress consists of the following:
Costs and estimated earnings in excess of billings on contracts in progress	$39,136	$—
Billings in excess of costs and estimated earnings on contracts in progress	69,900	—
	$(30,764)	$—

Costs incurred to date on contracts in progress	$481,340	$—
Estimated earnings to date	145,643	—
Contract revenue earned to date	626,983	—
Less: Billings to date, including earned incentive rebates, on contracts in progress	(657,747)	—
	$(30,764)	$—
Inventories:
Raw materials*	$89,604	$8,703
Work-in-process	2,027	79
Finished goods	48,873	13,998
	$140,504	$22,780
* In addition to polysilicon and other raw materials for solar cell manufacturing, raw materials as of December 30, 2007 includes solar panels purchased from third-party vendors and installation materials for systems projects.

Prepaid expenses and other current assets:
Deferred tax asset, current portion	$8,437	$1,446
Note receivable from SP Systems	—	10,000
VAT receivable, current portion	7,266	48
Prepaid materials	4,652	—
Other receivables	9,946	3,556
Other prepaid expenses	2,809	1,605
	$33,110	$16,655
Property, plant and equipment, net:
Land and buildings	$7,482	$7,304
Manufacturing equipment	194,963	120,104
Computer equipment	12,399	2,496
Furniture and fixtures	2,648	83
Leasehold improvements	113,801	45,175
Construction-in-process (manufacturing facility in the Philippines)	99,945	53,252
	431,238	228,414
Less: Accumulated depreciation**	(53,244)	(25,986)
	$377,994	$202,428
** Total depreciation expense was $27.3 million, $16.4 million and $7.1 million for the fiscal years ended December 30, 2007, December 31, 2006 and January 1, 2006, respectively.

Intangible assets:
Patents and purchased technology	$51,398	$21,950
Tradenames	1,603	1,603
Backlog	11,787	—
Customer relationships and other	23,193	463
	87,981	24,016
Accumulated amortization of intangible assets:
Patents and purchased technology	(20,630)	(8,973)
Tradenames	(808)	(548)
Backlog	(11,460)	—
Customer relationships and other	(4,137)	(446)
	(37,035)	(9,967)
	$50,946	$14,049

(In thousands)	December 30, 2007	December 31, 2006
The estimated future amortization expense related to intangible assets as of December 30, 2007 is as follows:
2008	$15,076
2009	14,740
2010	13,228
2011	4,008
2012 and beyond	3,894
	$50,946
Other long-term assets:
VAT receivable, net of current portion	$24,269	$—
Investment in joint venture	5,304	4,994
Other	2,401	1,639
	$31,974	$6,633
Accrued liabilities:
VAT payable	$18,138	$575
Employee compensation and employee benefits	15,338	3,961
Income taxes payable	11,106	1,995
Warranty	10,502	3,446
Foreign exchange derivative liability	8,920	4,849
Other	15,430	3,759
	$79,434	$18,585

 Note 8. INVESTMENTS

Cash and cash equivalents, short-term investments, restricted cash and long-term investments classified as available-for-sale securities were comprised of the following:

	December 30, 2007				December 31, 2006
		Unrealized				Unrealized
(In thousands)	Cost	Gross Gains	Gross Losses	Fair Value	Cost	Gross Gains	Gross Losses	Fair Value
Money market securities	$281,458	$—	$—	$281,458	$135,298	$—	$—	$135,298
Corporate securities	92,395	6	(50)	92,351	13,400	—	—	13,400
Commercial paper	78,163	2	(2)	78,163	28,739	—	(4)	28,735
Total available-for-sale securities	$452,016	$8	$(52)	$451,972	$177,437	$—	$(4)	$177,433

The following table summarizes the fair value and gross unrealized losses of the Company’s available-for-sale securities, aggregated by type of investment instrument and length of time that individual securities have been in a continuous unrealized loss position, at December 30, 2007:

	Less than 12 Months		12 Months or Greater		Total
(In thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Corporate securities	$25,536	$(50)	$—	$—	$25,536	$(50)
Commercial paper	24,002	(2)	—	—	24,002	(2)
	$49,538	$(52)	$—	$—	$49,538	$(52)

The decline in fair value of the available-for-sale securities was primarily related to changes in interest rates, which the Company considered to be temporary in nature. The Company has the ability and intent to hold these securities until a recovery of fair value, which is maturity. In addition, the Company evaluated the near-term prospects of the available-for-sale securities in relation to the severity and duration of the impairment. Based on that evaluation and the Company’s ability and intent to hold these investments for a reasonable period of time, the Company did not consider these investments to be other-than-temporarily impaired.

The classification and contractual maturities of available-for-sale securities is as follows:

(In thousands)	December 30, 2007	December 31, 2006
Included in:
Cash and cash equivalents	$249,582	$160,937
Short-term investments	105,453	16,496
Restricted cash	67,887	—
Long-term investments	29,050
	$451,972	$177,433
Contractual maturities:
Due in less than one year	$396,228	$164,033
Due from one to two years	4,994	—
Due from two to 30 years	50,750	13,400
	$451,972	$177,433

The Company classifies all available-for-sale securities that are intended to be available for use in current operations as cash and cash equivalents, short-term investments and/or restricted cash.

From time to time the Company invests in auction rate securities, which are bought and sold in the marketplace through a bidding process sometimes referred to as a “Dutch auction,” and which are classified as short-term investments or long-term investments and carried at their market values. After the initial issuance of the securities, the interest rate on the securities resets periodically, at intervals set at the time of issuance (e.g., every seven, twenty-eight, or thirty-five days; every six-months; etc.), based on the market demand at the reset period. The “stated” or “contractual” maturities for these securities generally are between 20 to 30 years.

At December 30, 2007, the Company had $50.8 million invested in auction rate securities as compared to $13.4 million invested in auction rate securities at December 31, 2006. At December 30, 2007, these auction rate securities were student loans that are typically over collateralized by pools of loans originated under the Federal Family Education Loan Program (“FFELP”) that are guaranteed by the U.S. Department of Education, and insured. In addition, all auction rate securities held are rated by one or more of the Nationally Recognized Statistical Rating Organizations (“NRSRO”) as triple-A. In February 2008, the auction rate securities market experienced a significant increase in the number of failed auctions, which occurs when sell orders exceed buy orders resulting from lack of liquidity and does not necessarily signify a default by the issuer. As of February 29, 2008, four of these auction rate securities totaling $24.1 million failed to clear at auctions, four of these securities totaling $21.7 million cleared at auctions, and one of these securities totaling $5.0 million continued to be held. For failed auctions, the Company continues to earn interest on these investments at the maximum contractual rate as the issuer is obligated under contractual terms to pay penalty rates should auctions fail. Historically, failed auctions have rarely occurred, however, such failures could continue to occur in the future. In the event the Company needs to access these funds, the Company will not be able to do so until a future auction is successful, the issuer redeems the securities, a buyer is found outside of the auction process or the securities mature. Accordingly, auction rate securities that were not sold subsequent to December 30, 2007 totaling $29.1 million are classified as long-term investments on the Consolidated Balance Sheets, consistent with the stated contractual maturities of the securities. The “stated” or “contractual” maturities for these securities generally are between 20 to 30 years.

The Company has concluded that no other-than-temporary impairment losses occurred in the year ended December 30, 2007 because all holdings had successful auctions in January 2008. If the issuers of these auction rate securities are unable to successfully close future auctions or do not redeem the securities, the Company may be required to adjust the carrying value of the securities and record an impairment charge in the first quarter of fiscal 2008. If the Company determines that the fair value of these auction rate securities is temporarily impaired, the Company would record a temporary impairment within Consolidated Statements of Comprehensive Income (Loss), a component of stockholders' equity in the first quarter of 2008.  If it is determined that the fair value of these securities is other-than-temporarily impaired, the Company would record a loss in its Consolidated Statements of Operations in the first quarter of 2008, which could be material (see Note 20).

    The Company classifies auction rate securities as available-for-sale securities under SFAS No. 115. As these securities trade at their par values, no gains or losses are recorded in comprehensive income (loss).

Note 9. ADVANCES TO SUPPLIERS

The Company has entered into agreements with various polysilicon, ingot, wafer, solar cells and solar module vendors and manufacturers. These agreements specify future quantities and pricing of products to be supplied by the vendors for periods up to 12 years. Certain agreements also provide for penalties or forfeiture of advanced deposits in the event the Company terminates the arrangements (see Note 11).

Furthermore, under certain of these agreements, the Company is required to make prepayments to the vendors over the terms of the arrangements. In the year ended December 30, 2007, the Company paid advances totaling $94.3 million in accordance with the terms of existing supply agreements. As of December 30, 2007, advances to suppliers totaled $161.2 million, the current portion of which is $52.3 million.

The Company’s future prepayment obligations related to these agreements as of December 30, 2007 are as follows (in thousands):

2008	$ 58,433
2009	48,840
2010	11,100
$118,373

On January 10, 2008, the Company paid an additional advance of 1.6 million Euros (approximately $2.4 million) in accordance with the terms of an existing supply agreement.

Note 10. INCOME TAXES

The Company applies SFAS No. 109, which requires the Company to recognize deferred tax assets and liabilities for expected future tax consequences of events that have been recognized in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities using the enacted tax rates in effect for the year in which the differences are expected to reverse. SFAS No. 109 requires deferred tax assets and liabilities to be adjusted when the tax rates or other provisions of the income tax laws change.

The geographic distribution of income (loss) before income taxes and the components of provision for (benefit from) income taxes are summarized below:

	Year Ended
(In thousands)	December 30, 2007	December 31, 2006	January 1, 2006
Geographic distribution of income (loss) before income taxes:
U.S. income (loss)	$(93,881)	$3,419	$(14,675)
Non-U.S. income (loss)	97,163	25,042	(1,118)
Income (loss) before income taxes	$3,282	$28,461	$(15,793)

Provision for (benefit from) income taxes:
Current tax (benefit) expense
Federal	$(67)	$241	$—
State	647	100	—
Foreign	12,319	1,604	50
Total current tax expense	12,899	1,945	50
Deferred tax benefit
Federal	(14,499)	—	—
State	(4,320)	—	—
Foreign	—	—	—
Total deferred tax benefit	(18,819)	—	—
Provision for (benefit from) income taxes	$(5,920)	$1,945	$50

The income tax provision (benefit) differs from the amounts obtained by applying the statutory U.S. federal tax rate to income (loss) before taxes as shown below:

	Year Ended
(In thousands)	December 30, 2007	December 31, 2006	January 1, 2006
Statutory rate	35%	35%	35%
Tax at U.S. statutory rate	$1,149	$9,961	$(5,528)
Foreign rate differential	(20,731)	(7,162)	459
State income taxes, net of benefit	647	65	—
Recognition of prior year benefits	—	(1,205)	—
Purchased in-process research and development	3,351	—	—
Impairment of acquisition-related intangibles	4,924	—	—
Alternative minimum tax	67	—	—
Benefit of net operating losses not recognized	1,329	—	4,617
Non-deductible stock option compensation expense	3,227	241	502
Other, net	117	45	—
Total	$(5,920)	$1,945	$50

    Temporary differences and carryforwards, which give rise to significant portions of deferred tax assets and liabilities, are as follows:

(In thousands)	December 30, 2007	December 31, 2006
Deferred tax assets:
Net operating loss carryforwards	$709	$9,130
Research and development credit and California manufacturing credit carryforwards	1,491	1,797
Reserves and accruals	30,043	3,204
Capitalized research and development expenses	43	1,023
Total deferred tax asset	32,286	15,154
Valuation allowance	(13,924)	(9,836)
Total deferred tax asset, net of valuation allowance	18,362	5,318
Deferred tax liabilities:
Intangible assets	(16,138)	(5,318)
Other	—	1,400
Total deferred tax liabilities	(16,138)	(3,918)
Net deferred tax asset	$2,224	$1,400

As of December 30, 2007, the Company had federal net operating loss carryforwards of approximately $147.6 million. These federal net operating loss carryforwards will expire at various dates from 2011 to 2027. The Company had California state net operating loss carryforwards of approximately $73.5 million as of December 30, 2007, which expire at various dates from 2011 to 2017. The Company also had research and development credit carryforwards of approximately $3.9 million for both federal and state tax purposes. The Company’s ability to utilize a portion of the net operating loss carryforwards is dependent upon the Company being able to generate taxable income in future periods and may be limited due to restrictions imposed on utilization of net operating loss and credit carryforwards under Federal and state laws upon a change in ownership, such as the transaction with Cypress.

The Company is subject to a tax holiday in the Philippines, where it manufactures its products. This tax holiday is scheduled to expire in 2010, unless extended. As of yet, no tax benefit has been realized from the income tax holiday due to operating losses incurred in the Philippines.

Unrecognized Tax Benefits

On January 1, 2007, the Company adopted the provisions for FIN 48, which is an interpretation of SFAS No. 109. FIN 48 prescribes a recognition threshold that a tax position is required to meet before being recognized in the financial statements and provides guidance on de-recognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition issues. FIN 48 contains a two-step approach to recognizing and measuring uncertain tax positions accounted for in accordance with SFAS No. 109. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon ultimate settlement.

The total amount of unrecognized tax benefits recorded in the Consolidated Balance Sheets at the date of adoption was approximately $1.1 million, which, if recognized, would affect the Company’s effective tax rate. The additional amount of unrecognized tax benefits accrued during the year ended December 30, 2007 was $3.1 million. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:
(In thousands)	December 30, 2007
Balance at January 1, 2007 (after adoption of FIN 48)	$1,120
Additions based on tax positions related to the current year	2,726
Additions for tax positions of prior years	326
Reductions for tax positions of prior years	—
Settlements and effective settlements with tax authorities and related remeasurements	—
Balance at December 30, 2007	$4,172

Of the total unrecognized tax benefit, $0.3 million was accounted for as an adjustment to goodwill as it related to unrecognized tax benefits resulting from the acquisition of SP Systems. In addition to the amounts disclosed above, a contra-asset of $0.4 million was netted against deferred tax assets as an unrecognized tax benefit against income tax credits.

Management believes that events that could occur in the next 12 months and cause a change in unrecognized tax benefits include, but are not limited to, the following:

•	commencement, continuation or completion of examinations of the Company’s tax returns by the U.S. or foreign taxing authorities; and

•	expiration of statute of limitations on the Company’s tax returns.

The calculation of unrecognized tax benefits involves dealing with uncertainties in the application of complex global tax regulations. Uncertainties include, but are not limited to, the impact of legislative, regulatory and judicial developments, transfer pricing and the application of withholding taxes. Management regularly assesses the Company’s tax positions in light of legislative, bilateral tax treaty, regulatory and judicial developments in the countries in which the Company does business. Management determined that an estimate of the range of reasonably possible change in the amounts of unrecognized tax benefits within the next 12 months cannot be made.

The Company’s valuation allowance was determined in accordance with the provisions of SFAS No. 109, which requires an assessment of both positive and negative evidence. When determining whether it is more likely than not that deferred assets are recoverable, with such assessment being required on a jurisdiction by jurisdiction basis, management believes that sufficient uncertainty exists with regard to the realizability of these assets such that a valuation allowance is necessary. Factors considered in providing a valuation allowance include the lack of a significant history of consistent profits, the lack of consistent profitability in the solar industry, and the lack of carryback capacity to realize these assets. Based on the absence of sufficient positive objective evidence, management is unable to assert that it is more likely than not that the Company will generate sufficient taxable income to realize these remaining net deferred tax assets. The amount of the deferred tax asset valuation allowance, however, could be reduced in future periods to the extent that future taxable income is realized. A portion of the valuation allowance would be released to goodwill as it offsets deferred tax assets acquired in the acquisition of SP Systems.

Classification of Interest and Penalties

The Company accrues interest and penalties on tax contingencies as required by FIN 48 and SFAS No. 109. This interest and penalty accrual is classified as income tax provision (benefit) in the Consolidated Statements of Operations and was not material.

Tax Years and Examination

The Company files tax returns in each jurisdiction in which they are registered to do business. In the U.S. and many of the state jurisdictions, and in many foreign countries in which the Company files tax returns, a statute of limitations period exists. After a statute of limitations period expires, the respective tax authorities may no longer assess additional income tax for the expired period. Similarly, the Company is no longer eligible to file claims for refund for any tax that it may have overpaid. The following table summarizes the Company’s major tax jurisdictions and the tax years that remain subject to examination by these jurisdictions as of December 31, 2007:

Tax Jurisdictions	Tax Years
United States	2004 and onward
California	2003 and onward

Additionally, while years prior to 2003 for the U.S. corporate tax return are not open for assessment, the IRS can adjust net operating loss and research and development carryovers that were generated in prior years and carried forward to 2003.

The IRS is currently conducting an audit of SP Systems’ federal income tax returns for fiscal 2004 and 2005. As of December 30, 2007, no material adjustments have been proposed by the IRS. Changes to SP Systems’ pre-acquisition tax liabilities, if any, would be recorded as a purchase price adjustment. Management believes that the ultimate outcome of the IRS examination will not have a material impact on the Company’s financial position or results of operations. If material tax adjustments are proposed by the IRS and acceded to by the Company, an adjustment to goodwill and income taxes payable may result.

Note 11. COMMITMENTS AND CONTINGENCIES

Operating Lease Commitments

The Company leases its San Jose, California facility under a non-cancelable operating lease from Cypress, which expires in April 2011 (see Note 3). The lease requires the Company to pay property taxes, insurance and certain other costs. In addition, the Company leases its Richmond, California facility under a non-cancelable operating lease from an unaffiliated third party, which expires in September 2018. The Company also leases its solar cell manufacturing facility in the Philippines from Cypress, under a lease which expires in July 2021 (see Note 3). In December 2005, the Company entered into a 5-year operating lease from an unaffiliated third party for an additional building in the

Philippines. The Company also has various lease arrangements, including its European headquarters located in Geneva, Switzerland under a lease that expires in September 2012, as well as sales and support offices in Southern California, New Jersey, Germany and South Korea, all of which are leased from unaffiliated third parties. Future minimum obligations under all non-cancelable operating leases as of December 30, 2007 are as follows (in thousands):

2008	$4,844
2009	4,995
2010	5,413
2011	4,258
2012	3,832
Thereafter	23,685
$47,027

Rent expense, including the rent paid to Cypress for the California facility and the wafer fabrication facility in the Philippines (see Note 3), was $3.3 million, $1.3 million and $0.6 million for the fiscal years ended December 30, 2007, December 31, 2006 and January 1, 2006, respectively.

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

The Company also has agreements with several suppliers of polysilicon, ingots, wafers, solar cells and solar panels which specify future quantities and pricing of products to be supplied by the vendors for periods up to 12 years and provide for certain consequences, such as forfeiture of advanced deposits and liquidated damages relating to previous purchases, in the event that the Company terminates the arrangements (see Note 9).

At December 30, 2007, total obligations related to such supplier agreements was $2.1 billion, of which $250.3 million was related to a joint venture (discussed below). The Company’s non-cancelable purchase orders related to equipment and building improvements totaled approximately $161.8 million.

Future minimum obligations under supplier agreements and non-cancelable purchase orders as of December 30, 2007 are as follows (in thousands):

2008	$424,017
2009	381,440
2010	364,324
2011	371,634
2012	146,469
Thereafter	573,362
$2,261,246

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

As of December 30, 2007, the Company had a $4.4 million investment in the joint venture on the Consolidated Balance Sheets which comprised of a 19.9% equity investment valued at $1.1 million and a $3.3 million convertible note that is convertible at the Company’s option into an additional 20.1% equity ownership in the joint venture. The Company accounted for its joint venture in Woongjin Energy using the equity method of accounting, in which the entire minority investment of $4.4 million is classified as “Other long-term assets” in the Consolidated Balance Sheets and the Company’s share of Woongjin Energy’s losses totaling $0.3 million for the year ended December 30, 2007 is included in “Other income (expense), net” in the Consolidated Statements of Operations. Neither party has contractual obligations to provide any additional funding to the joint venture.

On October 18, 2007, the Company entered into an agreement with Woongjin and Woongjin Holdings Co., Ltd. (“Woongjin Holdings”), whereby Woongjin transferred its 80.1% equity investment held in Woongjin Energy to Woongjin Holdings and Woongjin Holdings assumed all rights and obligations formerly owned by Woongjin under the joint venture agreement described above, including the $33.0 million loan guarantee. On January 18, 2008, the Company and Woongjin Holdings provided Woongjin Energy with additional funding through capital investments in which the Company invested an additional $5.4 million in the joint venture. As of January 18, 2008, the Company’s equity investment increased from 19.9% to 27.4%. In addition, on or after January 18, 2008, if the Company elects to convert the $3.3 million convertible note, its equity ownership in the joint venture would increase an additional 12.6% (see Note 20). The Company has reviewed the qualitative and quantitative attributes of this joint venture and determined that it does not meet the criteria to be accounted for under FASB Staff Position on FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities,” therefore, this joint venture is not consolidated into the Company’s financial statements.

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

As of December 30, 2007, the Company had invested $0.9 million in First Philec Solar comprised of a 16.9% equity investment. The Company accounted for its joint venture using the equity method of accounting, in which the entire minority investment of $0.9 million is classified as “Other long-term assets” in the Consolidated Balance Sheets. On January 18, 2008, the Company invested an additional $0.2 million in the joint venture, increasing its equity investment from 16.9% to 20.0% (see Note 20). The Company is currently reviewing the qualitative and quantitative attributes of this joint venture that is in the development stage to determine whether this joint venture will need to be consolidated into the Company’s financial statements in the future.

Product Warranties

The Company warrants or guarantees the performance of the solar panels that the Company manufactures at certain levels of power output for extended periods, usually 25 years. It also warrants that the solar cells will be free from defects for at least ten years. In addition, it passes through to customers long-term warranties from the original equipment manufacturers of certain system components. Warranties of 20 to 25 years from solar panels suppliers are standard, while inverters typically carry a two-, five- or ten-year warranty. Therefore, the Company maintains warranty reserves to cover potential liability that could result from these guarantees. The Company’s potential liability is generally in the form of product replacement or repair. Warranty reserves are based on the Company’s best estimate of such liabilities and are recognized as a cost of revenue. The Company continuously monitors product returns for warranty failures and maintains a reserve for the related warranty expenses based on historical experience of similar products as well as various other assumptions that are considered reasonable under the circumstances.

The Company generally provides warranty on systems installed for a period of five years. The Company’s estimated warranty cost for each project is accrued and the related costs are charged against the warranty accrual when incurred. It is not possible to predict the maximum potential amount of future warranty-related expenses under these or similar contracts due to the conditional nature of the Company’s obligations and the unique facts and circumstances involved in each particular contract. Historically, warranty costs related to contracts have been within management’s expectations.

Provisions for warranty reserves charged to cost of revenue were $10.8 million, $3.2 million and $0.4 million during the fiscal years ended December 30, 2007, December 31, 2006 and January 1, 2006, respectively. Activity within accrued warranty for fiscal 2007, 2006 and 2005 is summarized as follows:

(In thousands)	December 30, 2007	December 31, 2006	January 1, 2006
Balance at the beginning of the period	$3,446	$574	$180
SP Systems accrued balance at date of acquisition	6,542	—	—
Accruals for warranties issued during the period	10,771	3,226	411
Settlements made during the period	(3,565)	(354)	(17)
Balance at the end of the period	$17,194	$3,446	$574

The accrued warranty balance at December 30, 2007 includes $6.7 million of accrued costs primarily related to servicing the Company’s obligations under long-term maintenance contracts entered into under the systems segment and the balance is included in “other long-term liabilities” in the Consolidated Balance Sheets.

FIN 48 Uncertain Tax Positions

As of December 30, 2007, total liabilities associated with FIN 48 uncertain tax positions were $4.1 million, none of which was included in "Accrued liabilities" on the Consolidated Balance Sheets, as it is not expected to be paid within the next twelve months. Total liabilities associated with uncertain tax positions of $4.1 million is included in "Other long-term liabilities" on our Consolidated Balance Sheets at December 30, 2007. Due to the complexity and uncertainty associated with our tax positions, we cannot make a reasonably reliable estimate of the period in which cash settlement will be made for our liabilities associated with uncertain tax positions in "Other long-term liabilities."

Royalty Obligations

    As of January 10, 2007, the Company assumed certain royalty obligations related to existing agreements entered into by PowerLight before the date of acquisition. In September 2002 and subsequently amended in December 2005, PowerLight entered into a Technology Assignment and Services Agreement and other ancillary agreements with Jefferson Shingleton and MaxTracker Services, LLC, a New York limited liability company controlled by Mr. Shingleton. Under the agreements, the PowerTracker ®, now referred to as SunPowerTM Tracker, was acquired through an assignment and acquisition of the patents associated with the product from Mr. Shingleton and the Company is obligated to pay Mr. Shingleton royalties on the tracker systems that it sells. In addition, several of the systems segment’s government awards require the Company to pay royalties based on specified formulas related to sales of products developed or enhanced from such government awards. As of and for the fiscal year ended December 30, 2007, the Company incurred royalty expense totaling $2.6 million which was charged to cost of systems revenue and the Company’s total royalty liabilities were $0.3 million.

Indemnifications

The Company is a party to a variety of agreements pursuant to which it may be obligated to indemnify the other party with respect to certain matters. Typically, these obligations arise in connection with contracts and license agreements or the sale of assets, under which the Company customarily agrees to hold the other party harmless against losses arising from a breach of warranties, representations and covenants related to such matters as title to assets sold, negligent acts, damage to property, validity of certain intellectual property rights, non-infringement of third-party rights and certain tax related matters. In each of these circumstances, payment by the Company is typically subject to the other party making a claim to the Company pursuant to the procedures specified in the particular contract. These procedures usually allow the Company to challenge the other party’s claims or, in case of breach of intellectual property representations or covenants, to control the defense or settlement of any third-party claims brought against the other party. Further, the Company’s obligations under these agreements may be limited in terms of activity (typically to replace or correct the products or terminate the agreement with a refund to the other party), duration and/or amounts. In some instances, the Company may have recourse against third parties and/or insurance covering certain payments made by the Company.

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

Note 12. FOREIGN CURRENCY DERIVATIVES

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

As of December 30, 2007, the Company’s hedge instruments consisted of foreign currency option contracts and foreign currency forward exchange contracts. The Company calculates the fair value of its option and forward contracts based on market volatilities, spot rates and interest differentials from published sources.

In accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”), the Company accounts for its hedges of forecasted foreign currency revenues as cash flow hedges and hedges of firmly committed purchase contracts denominated in foreign currency as fair value hedges.

Cash Flow Hedges: Hedges of forecasted foreign currency denominated revenues are designated as cash flow hedges and changes in fair value of the effective portion of hedge contracts are recorded in accumulated other comprehensive income (loss) in stockholders’ equity in the Consolidated Balance Sheets. Amounts deferred in accumulated other comprehensive income (loss) are reclassified into the Consolidated Statements of Operations in the periods in which the hedged exposure impacts earnings. The effective portion of unrealized gains (losses) recorded in accumulated other comprehensive income (loss), net of tax, was a $3.9 million loss, $2.1 million loss and a $0.5 million gain for the years ended December 30, 2007, December 31, 2006 and January 1, 2006, respectively. As of December 30, 2007 and December 31, 2006, the Company had outstanding cash flow hedge forward contracts with an aggregate notional value of $140.1 million and $89.6 million, respectively. As of December 30, 2007 and December 31, 2006, the Company had outstanding cash flow hedge option contracts with an aggregate notional value of zero and $16.0 million, respectively. The maturity dates of the outstanding contracts ranged from January 2008 to July 2008.

Fair Value Hedges: On occasion, the Company commits to purchase equipment in foreign currency, predominantly Euros. When these purchases are hedged and qualify as firm commitments under SFAS No. 133, they are designated as fair value hedges and changes in the fair value of the firm commitment derivative contract are recognized in the Consolidated Statements of Operations. Under fair value hedge treatment, the changes in the firm commitment on a spot to spot basis are recorded in property, plant and equipment, net, in the Consolidated Balance Sheets and in other income (expense), net, in the Consolidated Statements of Operations. As of December 30, 2007 and December 31, 2006, the Company had no outstanding fair value hedges.

Both cash flow hedges and fair value hedges are tested for effectiveness each period on a spot to spot basis using the dollar-offset method. Both the excluded time value and any ineffectiveness, which were not significant for all periods, are recorded in other income (expense), net.

In addition, the Company began hedging the net balance sheet effect of Euro denominated assets and liabilities in 2005 primarily for Euro denominated receivables from customers, prepayments to suppliers and advances received from customers. The Company records its hedges of foreign currency denominated monetary assets and liabilities at fair value with the related gains or losses recorded in other income (loss). The gains or losses on these contracts are substantially offset by transaction gains or losses on the underlying balances being hedged. As of December 30, 2007 and December 31, 2006, the Company held forward contracts with an aggregate notional value of $62.7 million and $37.6 million, respectively, to hedge the risks associated with Euro foreign currency denominated assets and liabilities.

Note 13. CUSTOMER ADVANCES

From time to time, the Company enters into agreements where customers make advances for future purchases of solar power products. In general, the Company pays no interest on the advances and applies the advances as shipments of product occur.

In August 2007, the Company entered into an agreement with one of its customers to supply polysilicon. Under the polysilicon agreement, the customer has agreed to make material aggregate cash advance payments to the Company in fiscal 2007 and 2008. Commencing in fiscal 2010 and continuing through 2019, these advance payments are to be applied as a credit against the customer’s polysilicon purchases from the Company. Such polysilicon is expected to be used by the customer to manufacture ingots, and potentially wafers, which are to be sold to the Company under an ingot supply agreement. As of December 30, 2007, the Company received total advances of $40.0 million from this customer, all of which is classified as long-term customer advances in the accompanying Consolidated Balance Sheets.

In April 2005, the Company entered into an agreement with one of its customers to supply solar cells. As part of this agreement, the customer agreed to fund 30 million Euros (approximately $35.5 million) for the expansion of the Company’s manufacturing capacity to support this customer’s solar cell product demand. Beginning on January 1, 2006, the Company was obligated to pay interest at a rate of 5.7% per annum on the remaining unpaid balance. The Company’s settlement of principal on the advances is to be recognized over product deliveries at a specified rate on a per-unit-of-product-delivered basis through December 31, 2010. The Company paid interest on the remaining unpaid balance of 1.4 million Euros (approximately $1.9 million) and 1.4 million Euros (approximately $1.8 million) in fiscal 2007 and 2006, respectively. As of December 31, 2006, the remaining outstanding advance was 25.1 million Euros (approximately $33.1 million) of which $7.9 million had been classified in current portion of customer advances and $25.2 million in long-term customer advances in the accompanying Consolidated Balance Sheets, based on projected product shipment dates. As of December 30, 2007, the remaining outstanding advance was 19.7 million Euros (approximately $29.0 million) of which $8.8 million and $20.2 million has been classified in current portion of customer advances and in long-term customer advances, respectively. The Company has utilized all funds advanced by this customer towards expansion of the Company’s manufacturing capacity.

The Company has also entered into agreements with other customers who have made advance payments for solar products. These advances will be applied as shipments of product occur. As of December 30, 2007 and December 31, 2006, such customers had made advances of $0.4 million and $6.9 million, respectively.

The estimated utilization of advances from customers and the related interest of $2.6 million thereto are (in thousands):

2008	$10,671
2009	10,962
2010	18,389
2011	8,000
2012	8,000
Thereafter	16,000
Total	$72,022

 Note 14. LINE OF CREDIT

In December 2005, the Company entered into a $25.0 million three-year revolving credit facility with affiliates of Credit Suisse and Lehman Brothers, of which there were no borrowings ever made under the facility. The Company terminated its agreement with affiliates of Credit Suisse and Lehman Brothers on July 13, 2007.

In connection with the SP Systems acquisition on January 10, 2007, the Company assumed a line of credit SP Systems had with Union Bank of California, N.A. (“UBOC”) with an outstanding balance of approximately $3.6 million. During the first quarter of fiscal 2007, the Company paid off the outstanding balance in full.

Also on January 10, 2007, the Company amended and restated the loan agreement with UBOC. The amended and restated loan agreement provided for a $10.0 million trade finance credit facility, which was scheduled to expire on April 30, 2007. This facility allowed the Company to issue commercial and standby letters of credit, but did not provide for any loans. All of the assets of SP Systems secured this trade finance facility. In addition, the agreement required that SP Systems maintain cash equal to the value of letters of credit outstanding in restricted accounts as collateral for letters of credit issued by the bank. On April 27, 2007, the Company amended the loan agreement to, among other things, extend the maturity date to July 31, 2007, and remove the requirement to have cash collateral for letters of credit. The Company guaranteed $10.5 million in connection with the April 27, 2007 amendment including the $10 million trade credit facility and a separate $0.5 million credit card facility through UBOC. The Company’s line of credit with UBOC expired on July 31, 2007.

On July 13, 2007, the Company entered into a credit agreement with Wells Fargo that replaced the credit lines with Credit Suisse, Lehman Brothers and UBOC. On August 20, 2007, the Company entered into an amendment to the credit agreement. As amended, the credit agreement provides for a $50.0 million unsecured revolving credit line, with a $40.0 million unsecured letter of credit subfeature, and a separate $50.0 million secured letter of credit facility. The Company may borrow up to $50.0 million and request that Wells Fargo issue up to $40.0 million in letters of credit under the unsecured letter of credit subfeature through July 31, 2008. Letters of credit issued under the subfeature reduce the Company’s borrowing capacity under the revolving credit line. The Company may request that Wells Fargo issue up to $50.0 million in letters of credit under the secured letter of credit facility through July 31, 2012. As detailed in the agreement, the Company will pay interest on outstanding borrowings and a fee for outstanding letters of credit. The Company has the ability at any time to prepay outstanding loans. All borrowings must be repaid by July 31, 2008, and all letters of credit issued under the unsecured letter of credit subfeature shall expire on or before July 31, 2008 unless the Company provides by such date collateral in the form of cash or cash equivalents in the aggregate amount available to be drawn under letters of credit outstanding at such time. All letters of credit issued under the secured letter of credit facility shall expire no later than July 31, 2012. The Company concurrently entered into a security agreement with Wells Fargo, granting a security interest in a deposit account to secure its obligations in connection with any letters of credit that might be issued under the credit agreement. In connection with the credit agreement, SunPower North America, Inc., a wholly-owned subsidiary of the Company, and SP Systems, another wholly-owned subsidiary of the Company, entered into an associated continuing guaranty with Wells Fargo. The terms of the credit agreement include certain conditions to borrowings, representations and covenants, and events of default customary for financing transactions of this type.

As of December 30, 2007, four letters of credit totaling $32.0 million were issued by Wells Fargo under the unsecured letter of credit subfeature and eight letters of credit totaling $47.9 million were issued by Wells Fargo under the secured letter of credit facility. On December 30, 2007, cash available to be borrowed under the unsecured revolving credit line was $18.0 million and includes letter of credit capacities available to be issued by Wells Fargo under the unsecured letter of credit subfeature of $8.0 million. Letters of credit available under the secured letter of credit facility at December 30, 2007 totaled $2.1 million.

As of December 30, 2007, the Company was in compliance with all but two debt covenants. The Company had failed to deliver in a timely manner a certificate of the chief executive officer or chief financial officer that the financial statements in its prior Quarterly Report on Form 10-Q were accurate and that there existed no event of default with debt covenants. The Company also entered into corporate guaranties on construction project deals in Europe that exceeded the allowed amount under the debt covenants. On January 18, 2008, the Company entered into an agreement with Wells Fargo to amend the existing credit agreement. Under the amended credit agreement, Wells Fargo waived compliance requirements with certain restrictive covenants, including the prohibition against the Company providing corporate guaranties supporting contracts between its subsidiaries and third parties. In exchange for waiving compliance with such restrictive covenants, the Company agreed to maintain a balance of funds in a deposit account with Wells Fargo, in an amount no less than the aggregate outstanding indebtedness owed by the Company to Wells Fargo under both the line of credit, including its letter of credit subfeature, and the letter of credit line, as collateral securing such outstanding indebtedness (see Note 20). Had Wells Fargo not waived this violation, the Company would have been in default of its debt covenants and the Company may have been required to immediately repay the aggregate outstanding indebtedness owed by the Company to Wells Fargo under both the line of credit, including its letter of credit subfeature, and the letter of credit line.

Note 15. SENIOR CONVERTIBLE DEBENTURES AND SHARE LENDING ARRANGEMENTS

February 2007 and July 2007 Debt Issuance

In February 2007, the Company issued $200.0 million in principal amount of its 1.25% senior convertible debentures (the "February 2007 debentures"). Interest on the February 2007 debentures is payable on February 15 and August 15 of each year, commencing August 15, 2007. The February 2007 debentures will mature on February 15, 2027. Holders may require the Company to repurchase all or a portion of their February 2007 debentures on each of February 15, 2012, February 15, 2017 and February 15, 2022, or if the Company experiences certain types of corporate transactions constituting a fundamental change. In addition, the Company may redeem some or all of the February 2007 debentures on or after

February 15, 2012. The February 2007 debentures are initially convertible, subject to certain conditions, into cash up to the lesser of the principal amount or the conversion value. If the conversion value is greater than $1,000, then the excess conversion value will be convertible into common stock. The initial effective conversion price of the February 2007 debentures is approximately $56.75 per share, which represented a premium of 27.5% to the closing price of the Company's common stock on the date of issuance. The applicable conversion rate will be subject to customary adjustments in certain circumstances.

In July 2007, the Company issued $225.0 million in principal amount of its 0.75% senior convertible debentures (the "July 2007 debentures"). Interest on the July 2007 debentures is payable on February 1 and August 1 of each year, commencing February 1, 2008. The July 2007 debentures will mature on August 1, 2027. Holders may require the Company to repurchase all or a portion of their July 2007 debentures on each of August 1, 2010, August 1, 2015, August 1, 2020, and August 1, 2025, or if the Company is involved in certain types of corporate transactions constituting a fundamental change. In addition, the Company may redeem some or all of the July 2007 debentures on or after August 1, 2010. The July 2007 debentures are initially convertible, subject to certain conditions, into cash up to the lesser of the principal amount or the conversion value. If the conversion value is greater than $1,000, then the excess conversion value will be convertible into cash, common stock or a combination of cash and common stock, at the Company’s election. The initial effective conversion price of the February 2007 debentures is approximately $82.24 per share, which represented a premium of 27.5% to the closing price of the Company's common stock on the date of issuance. The applicable conversion rate will be subject to customary adjustments in certain circumstances.

The February 2007 debentures and July 2007 debentures are senior, unsecured obligations of the Company, ranking equally with all existing and future senior unsecured indebtedness of the Company. The February 2007 debentures and July 2007 debentures are effectively subordinated to the Company’s secured indebtedness to the extent of the value of the related collateral and structurally subordinated to indebtedness and other liabilities of the Company’s subsidiaries. The February 2007 debentures and July 2007 debentures do not contain any covenants or sinking fund requirements.

The closing price of the Company’s class A common stock equaled or exceeded 125% of the $56.75 per share initial effective conversion price governing the February 2007 debentures and the closing price of the Company’s class A common stock equaled or exceeded 125% of the $82.24 per share initial effective conversion price governing the July 2007 debentures, for 20 out of 30 consecutive trading days ending on December 30, 2007, thus satisfying the market price conversion trigger pursuant to the terms of the debentures. As of the first trading day of the first quarter in fiscal 2008, holders of the February 2007 debentures and July 2007 debentures are able to exercise their right to convert the debentures any day in that fiscal quarter. This test is repeated each fiscal quarter. Therefore, since holders of the February 2007 debentures and July 2007 debentures are able to exercise their right to convert the debentures in fiscal 2008, as of December 30, 2007, the Company classified the $425.0 million in aggregate convertible debt as short-term debt in its Consolidated Balance Sheets. In addition, the Company wrote off $8.2 million of unamortized debt issuance costs in the fourth fiscal quarter of 2007 and will write off the remaining $1.0 million of unamortized debt issuance costs in the first fiscal quarter of 2008.  Because the closing stock price did not equal or exceed 125% of the initial effective conversion price governing both the February 2007 debentures and July 2007 debentures for 20 out of 30 consecutive trading days during the quarters ended April 1, 2007, July 1, 2007 and September 30, 2007, holders of the debentures were not able to exercise their right to convert the debentures in previous quarters. Accordingly, the Company classified the $425.0 million in aggregate convertible debt as long-term debt in previous Quarterly Reports on Form 10-Q.

As of December 30, 2007, the estimated fair value of the February 2007 debentures and July 2007 debentures was approximately $465.6 million and $366.3 million, respectively, based on quoted market prices. The fair market value of the senior convertible debentures will increase as interest rates fall and/or as the market price of our class A common stock increases. Conversely, the fair market value of the senior convertible debentures will decrease as interest rates rise and/or as the market price of our class A common stock falls.

As of February 29, 2008, no holders of the February 2007 debentures and July 2007 debentures exercised their right to convert the debentures. In the event of conversion by holders of the February 2007 debentures and July 2007 debentures, the principal amount must be settled in cash and to the extent that the conversion obligation exceeds the principal amount of any debentures converted, the Company must satisfy the remaining conversion obligation of the February 2007 debentures in shares of its class A common stock, and the Company maintains the right to satisfy the remaining conversion obligation of the July 2007 debentures in shares of its class A common stock or cash.

February 2007 Amended and Restated Share Lending Arrangement and July 2007 Share Lending Arrangement

Concurrent with the offering of the February 2007 debentures, the Company lent 2.9 million shares of its class A common stock, all of which are being borrowed by an affiliate of Lehman Brothers Inc. (“LBIE”), one of the underwriters of the February 2007 debentures. The lent shares are to be used to facilitate the establishment by investors in the February 2007 debentures and July 2007 debentures of hedged positions in the Company’s class A common stock. Under the share lending agreement, LBIE has the ability to offer any of the 1.0 million shares that remain in LBIE’s possession to facilitate hedging arrangements for subsequent purchasers of both the February 2007 debentures and July 2007 debentures and, with the Company’s consent, purchasers of securities the Company may issue in the future. Concurrent with the offering of the July 2007 debentures, the Company also lent 1.8 million shares of its class A common stock, all of which are being borrowed by an affiliate of Credit Suisse Securities (USA) LLC (“CSI”), one of the underwriters of the July 2007 debentures. The Company did not receive any proceeds from these offerings of class A common stock, but received a nominal lending fee of $0.001 per share for each share of common stock that is loaned pursuant to the share lending agreements described below.

Share loans under the share lending agreement will terminate and the borrowed shares must be returned to the Company under the following circumstances: (i) LBIE and CSI may terminate all or any portion of a loan at any time; (ii) the Company may terminate any or all of the outstanding loans upon a default by LBIE and CSI under the share lending agreement, including a breach by LBIE and CSI of any of its representations and warranties, covenants or agreements under the share lending agreement, or the bankruptcy of LBIE and CSI; or (iii) if the Company enters into a merger or similar business combination transaction with an unaffiliated third party (as defined in the agreement), all outstanding loans will terminate on the effective date of such event. In addition, LBIE and CSI has agreed to return to the Company any borrowed shares in its possession on the date anticipated to be five business days before the closing of certain merger or similar business combinations described in the share lending agreement. Except in limited circumstances, any such shares returned to the Company cannot be reborrowed.

Any shares loaned to LBIE and CSI will be issued and outstanding for corporate law purposes and, accordingly, the holders of the borrowed shares will have all of the rights of a holder of the Company’s outstanding shares, including the right to vote the shares on all matters submitted to a vote of the Company’s stockholders and the right to receive any dividends or other distributions that the Company may pay or make on its outstanding shares of class A common stock.

While the share lending agreement does not require cash payment upon return of the shares, physical settlement is required (i.e., the loaned shares must be returned at the end of the arrangement). In view of this and the contractual undertakings of LBIE and CSI in the share lending agreement, which have the effect of substantially eliminating the economic dilution that otherwise would result from the issuance of the borrowed shares, the borrowed shares are not considered outstanding for the purpose of computing and reporting earnings per share. Notwithstanding the foregoing, the shares will nonetheless be issued and outstanding and will be eligible for trading on The Nasdaq Global Market.

Note 16. REDEEMABLE CONVERTIBLE PREFERRED STOCK AND COMMON STOCK

At December 30, 2007, the Company was authorized to issue up to 375.0 million shares of $0.001 par value common stock and 10.0 million shares of $0.001 par value preferred stock.

Shares Reserved for Future Issuance

The Company had shares of common stock reserved for future issuance as follows:

(In thousands)	December 30, 2007	December 31, 2006
Stock option plans	3,982	5,127

Redeemable Convertible Preferred Stock

At December 31, 2004, the Company’s redeemable convertible preferred stock consisted of two series designated as series one and series two preferred stock, both of which were wholly owned by Cypress. In connection with the Company’s initial public offering of common stock in November 2005, all redeemable convertible preferred stock was converted into shares of class B common stock.

Common Stock

Until November 8, 2004, there was only one class of common stock. After the merger with Cypress on November 9, 2004, three classes of common stock were authorized for issuance, classes A, B and C common stock. On September 30, 2005, SunPower amended and restated its Articles of Incorporation to change from a three class common stock structure to a two class common stock (class A and class B) structure, with the series one and two preferred stock convertible into class B common stock. The two new classes of common stock have substantially similar rights except as to voting, conversion and protective provisions.

On September 30, 2005, SunPower entered into an exchange agreement with Cypress in which Cypress exchanged all of its outstanding shares of class A common stock for an equal number of shares of class B common stock.

On November 10, 2005, the Company filed with the Delaware Secretary of State a certificate of merger to merge into its wholly-owned subsidiary and thereby reincorporate in Delaware. The Company is now incorporated in the state of Delaware. In addition, on November 10, 2005 the Company filed an amendment to the Company’s certificate of incorporation to effect a 2-for-1 reverse stock split of the Company’s outstanding and authorized shares of common stock following the Company’s reincorporation in Delaware. The conversion rate of the series one and two preferred stock into class B common stock was adjusted to be one share of class B common stock for every two shares of preferred stock. All information related to common stock and options and warrants to purchase common stock and earnings per share included in the accompanying Consolidated Financial Statements has been retroactively adjusted to give effect to the reverse stock split and the reincorporation of the Company in Delaware.

In March 2005, the Company issued to Cypress 17.6 million shares of its class A common stock at a price of $3.30 per share, the consideration for which was $7.1 million cash and the cancellation by Cypress of $50.9 million of promissory notes and related interest held by Cypress. Accordingly, the net amount of $47.4 million comprising of the $50.9 million debt less the unamortized discount of $3.5 million was credited to equity. These shares were converted to class B common stock on September 30, 2005.

In July 2005, SunPower issued 12.0 million shares of class A common stock to Cypress at a price of $7.00 per share, the consideration for which was $20.2 million cash, the cancellation by Cypress of $25.1 million promissory notes and related interest held by Cypress, the cancellation of payables to Cypress of $14.7 million and the cancellation of warrants to purchase 3.8 million shares of SunPower class A common stock held by Cypress at an exercise price of $0.14 per share. The Company also reduced the net carrying value of the associated unamortized debt discount of $4.2 million, which was reflected in equity as part of this conversion of related-party debt into class A common stock. As a result, the net impact to equity for the issuance of common stock upon cancellation of the related-party debt was approximately $21.0 million. These shares were converted into class B common stock on September 30, 2005.

In November 2005, SunPower issued approximately 8.8 million shares of class A common stock in the Company’s IPO at a price of $18.00 per share. In addition, the Company issued approximately 22.5 million shares of class B common stock to Cypress to convert Cypress’ Series One and Series Two Redeemable Convertible Preferred Stock.

In June 2006, the Company completed a follow-on public offering of 7.0 million shares of its class A common stock at a price of $29.50 per share. In July 2007, the Company completed a follow-on public offering of 2.7 million shares of its class A common stock, at a discounted per share price of $64.50.

Common stock consisted of the following:

(In thousands, except share data)	December 30, 2007	December 31, 2006
Class A common stock, $0.001 par value; 217,500,000 shares authorized and 40,176,957* and 17,816,082** shares issued and outstanding at December 30, 2007 and December 31, 2006, respectively	$40	$18
Class B common stock, $0.001 par value; 157,500,000 shares authorized and 44,533,287 and 52,033,287 shares issued and outstanding as of December 30, 2007 and December 31, 2006, respectively	45	52
Total common stock	$85	$70

*	Includes approximately 0.7 million shares of restricted stock and a total of 4.7 million shares of class A common stock lent to LBIE and CSI.
**	Includes approximately 0.2 million shares of restricted stock.

As of December 30, 2007, the voting and dividend rights of the common stock were as follows:

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

Other Transactions

In February 2003, in connection with the issuance of a $2.5 million promissory note to Cypress maturing in March 2008, the Company granted a warrant to Cypress to purchase approximately 0.2 million shares of its common stock with an exercise price of $0.14 per share and a term of ten years. The fair value of the warrant was estimated on the date of grant using the Black-Scholes pricing model with the following assumptions: no dividend yield; risk-free rate of 3.95%; volatility of 85% and expected life of five years. The Company recorded the relative fair value of this warrant of $80,000 as a discount to debt. The fair value of the warrant was amortized to interest expense over the original term of the note (60 months) using the effective interest method. During the year ended January 1, 2006, $7,000 of the amount relating to the warrants was amortized to interest expense. The net unamortized discount of approximately $47,000 was reflected in equity as part of the conversion of this related-party debt into common stock in March 2005.

In May 2004, the Company signed an amended note purchase and line of credit agreement with Cypress, finalizing the terms of a $30.0 million loan from Cypress which required principal payments between June 2007 and May 2012. In November 2005 this facility was canceled. In connection with the issuance of this line of credit (originally signed in May 2002), the Company granted warrants to purchase approximately 2.1 million shares of its common stock with an exercise price of $0.14 per share and a term of ten years. The fair value of the warrants was estimated on the date of grant using the Black-Scholes pricing model with the following assumptions: no dividend yield; risk free rate of 2.63%; volatility of 81.15% and expected life of three years. The Company recorded the relative fair value of these warrants of $6.6 million as a discount to the debt. The relative fair value of the warrant was amortized to interest expense over the original term of the note using the effective interest method. During the year ended January 1, 2006, $1.2 million of the amount relating to the warrants was amortized to interest expense. The remaining $4.2 million of the unamortized discount was reflected in equity as part of the conversion of the related-party debt into common stock completed in July 2005.

From March 2004 through June 2005, Cypress loaned the Company $36.5 million for operations and equipment financing. These loans were demand loans bearing interest at 7%. In conjunction with the issuance of these loans, the Company granted warrants to Cypress to purchase 1.5 million shares of its common stock with an exercise price of $0.14 per share and a term of ten years. The relative fair value of the warrants was estimated on the date of grant using the Black-Scholes pricing model with the following assumptions: no dividend yield; risk free rate of 1.86% to 3.10%; volatility of 81.15% and expected life of three years. The Company recorded the fair value of these warrants of $4.4 million as a discount to debt. The fair value of the warrant was amortized to interest expense using the effective interest method. During the year ended January 1, 2006, $0.3 million of the amount relating to the warrants was amortized to interest expense. The remaining $3.5 million of the unamortized discount was reflected in equity as part of the conversion of this related-party debt into common stock in March 2005.

Note 17. STOCK-BASED COMPENSATION AND OTHER EMPLOYEE BENEFIT PLANS

Adoption of SFAS No. 123(R)

Effective January 1, 2006, the Company adopted the provisions of SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123(R)”), which requires the Company to measure the stock-based compensation costs of share-based compensation arrangements based on the grant-date fair value and recognize the costs in the financial statements over the employee requisite service period. As permitted by SFAS No. 123(R), the Company elected to use the modified prospective application transition method and has not restated its financial results for prior periods. Under this transition method, stock-based compensation expense for fiscal 2007 and 2006 included compensation expense for all stock-based compensation awards granted prior to, but not yet vested as of January 1, 2006, based on the grant-date fair value estimated in accordance with the original provision of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”). Stock-based compensation expense for all stock-based compensation awards granted after January 1, 2006 was based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R).

The following table summarizes the consolidated stock-based compensation expense, by type of awards:

	Year Ended
(In thousands)	December 30, 2007	December 31, 2006
Employee stock options	$17,819	$3,930
Non-employee stock options	—	304
Restricted stock	13,121	677
Shares released from re-vesting restrictions	20,638	—
Change in stock-based compensation capitalized in inventory	(366)	(47)
Total stock-based compensation expense	$51,212	$4,864

In connection with the acquisition of SP Systems (see Note 4), 1.1 million shares of the Company’s class A common stock issued to employees of SP Systems, which were valued at $42.0 million, are subject to certain transfer restrictions and a repurchase option by the Company. As the re-vesting restrictions of these shares lapse over the two-year period beginning on the date of acquisition, the fair value of the shares is being expensed over a two-year period. Shares released from such re-vesting restrictions are included in stock-based compensation expense per the table above.

The following table summarizes the consolidated stock-based compensation expense by line items in the Consolidated Statements of Operations:

	Year Ended
(In thousands)	December 30, 2007	December 31, 2006
Cost of systems revenue	$8,187	$—
Cost of components revenue	4,213	846
Research and development	1,817	1,197
Sales, general and administrative	36,995	2,821
Total stock-based compensation expense before income taxes	51,212	4,864
Tax effect on stock-based compensation expense	—	—
Total stock-based compensation expense after income taxes	$51,212	$4,864

As stock-based compensation expense recognized in the Consolidated Statements of Operations is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

Consolidated net cash proceeds from the issuance of shares under the Company’s employee stock plans were $8.5 million, $3.9 million and $0.2 million for the fiscal years ended December 30, 2007, December 31, 2006 and January 1, 2006, respectively. No income tax benefit was realized from stock option exercises during fiscal 2007, 2006 and 2005. As required, the Company presents excess tax benefits from the exercise of stock options, if any, as financing cash flows rather than operating cash flows.

The following table summarizes the unrecognized stock-based compensation cost by type of awards:

(In thousands, except years)	As of December 30, 2007	Weighted-Average Amortization Period (in years)
Stock options	$23,922	1.3
Restricted stock	71,789	3.4
Shares subject to re-vesting restrictions	21,338	1.0
Total unrecognized stock-based compensation cost	$117,049	2.3

The Company recognizes its stock-based compensation cost on a straight-line recognition basis. Additionally, the Company issues new shares upon option exercises by employees.

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

(In thousands, except per share data)	Year Ended January 1, 2006
Net loss—as reported	$(15,843)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(4,704)
Non-deductible stock option compensation expense	$(20,547)
Net loss per share:
Basic and diluted—as reported	$(0.68)
Basic and diluted—pro forma	$(0.88)

Valuation Assumptions

The Company estimates the fair value of its stock-based awards using the Black-Scholes model. The determination of fair value of share-based payment awards on the date of grant using the Black-Scholes model is affected by the stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviors.

Assumptions used in the determination of fair value of share-based payment awards using the Black-Scholes model were as follows:

	Year Ended
	December 30, 2007	December 31, 2006	January 1, 2006
Expected term	6.5 years	6.5 years	4.0 years
Risk-free interest rate	4.58 - 4.68%	4.80 - 5.11%	3.63 - 4.36%
Volatility	90%	92%	92%
Dividend yield	0%	0%	0%

For Fiscal Year Ended January 1, 2006:

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

For Fiscal Year Ended December 31, 2006 and December 30, 2007:

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

Because of the limited history of its stock price returns, the Company does not believe that its historical volatility would be representative of the expected volatility for its equity awards. Accordingly, the Company has chosen to use the historical volatility rates for a publicly-traded U.S.-based direct competitor as the basis for calculating the volatility for its granted options.

The interest rate is based on the U.S. Treasury yield curve in effect at the time of grant. Since the Company does not pay and does not expect to pay dividends, the expected dividend yield is zero.

Equity Incentive Programs

Stock Option Plans:

The Company has three stock option plans: the 1996 Stock Plan (“1996 Plan”), the Amended and Restated 2005 Stock Incentive Plan (“2005 Plan”) and the PowerLight Corporation Common Stock Option and Common Stock Purchase Plan (“PowerLight Plan”). The PowerLight Plan was assumed by the Company by way of the acquisition of PowerLight, or SP Systems, on January 10, 2007. Under the terms of all three plans, the Company may issue incentive or non-statutory stock options or stock purchase rights to directors, employees and consultants to purchase common stock. The 2005 Plan was adopted by the Company’s board of directors in August 2005, and was approved by shareholders in November 2005. The 2005 Plan replaced the 1996 Plan and allows not only for the grant of options, but also for the grant of stock appreciation rights, restricted stock grants, restricted stock units and other equity rights. The 2005 Plan also allows for tax withholding obligations related to stock option exercises or restricted stock awards to be satisfied through the retention of shares otherwise released upon vesting. The PowerLight Plan was adopted by SP Systems’ board of directors in October 2000. In May 2007 and May 2006, the Company’s stockholders approved increases of 925,000 shares and 250,000 shares, respectively, in the number of shares available for grant under the 2005 Plan. As of December 30, 2007, approximately 281,000 shares were available for grant under the 2005 Plan. No new awards are being granted under the 1996 Plan or the PowerLight Plan.

Incentive stock options may be granted at no less than the fair value of the common stock on the date of grant. Non-statutory stock options and stock purchase rights may be granted at no less than 85% of the fair value of the common stock at the date of grant. The options and rights become exercisable when and as determined by the Company’s board of directors, although these terms generally do not exceed ten years for stock options. Under the 1996 and 2005 Plans, the options typically vest over five years with a one-year cliff and monthly vesting thereafter. Under the PowerLight Plan, the options typically vest over five years with yearly cliff vesting.

The following table summarizes the Company’s stock option activities:

	Shares (in thousands)	Weighted- Average Exercise Price Per Share
Options outstanding as of January 2, 2005	4,285	$2.30
Granted	2,581	4.98
Exercised	(217)	0.82
Forfeited	(77)	1.91
Outstanding as of January 1, 2006	6,572	3.41
Granted	44	39.05
Exercised	(1,529)	2.54
Forfeited	(107)	4.14
Outstanding as of December 31, 2006	4,980	3.97
Options exchanged/assumed in connection with SP Systems acquisition	1,602	5.54
Granted	18	56.20
Exercised	(2,817)	3.01
Forfeited	(82)	13.36
Outstanding as of December 30, 2007	3,701	5.44
Exercisable as of December 30, 2007	1,247	3.76

The Company’s weighted average grant date fair value of options granted in fiscal 2007, 2006 and 2005 were $44.09, $31.02 and $2.96, respectively. For the year ended December 30, 2007, the intrinsic value of options exercised and the total fair value of options vested were $168.4 million and $7.2 million, respectively. For the year ended December 31, 2006, the intrinsic value of options exercised and the total fair value of options vested were $47.7 million and $3.8 million, respectively.

In December 2005, the Company granted 15,000 shares of restricted stock to one employee. The following table summarizes the Company’s non-vested stock options and restricted stock activities thereafter:

	Stock Options		Restricted Stock Awards and Units
	Shares (in thousands)	Weighted- Average Exercise Price Per Share	Shares (in thousands)	Weighted- Average Grant Date Fair Value Per Share
Outstanding as of January 1, 2006	4,789	$3.82	15	$30.04
Granted	44	39.05	230	35.43
Forfeited	(1,692)	3.56	(16)	30.92
Outstanding as of December 31, 2006	3,141	4.45	229	35.40
Granted	1,620	6.10	1,141	71.64
Vested	(2,225)	3.28	(105)	43.18
Forfeited	(82)	12.94	(91)	51.00
Outstanding as of December 30, 2007	2,454	6.29	1,174	68.74

Information regarding the Company’s outstanding stock options as of December 30, 2007 was as follows:

		Options Outstanding				Options Exercisable
Range of Exercise Price		Shares (in thousands)	Weighted- Average Remaining Contractual Life (in years)	Weighted- Average Exercise Price per Share	Aggregate Intrinsic Value (in thousands)	Shares (in thousands)	Weighted- Average Remaining Contractual Life (in years)	Weighted- Average Exercise Price per Share	Aggregate Intrinsic Value (in thousands)
$0.04—	0.75	649	4.06	$0.30	$84,845	256	4.95	$0.50	$33,445
0.88—	2.66	247	6.93	2.08	31,905	58	6.71	2.00	7,478
3.30—	4.95	2,093	6.85	3.32	267,301	821	6.86	3.31	104,859
7.00—	16.20	359	7.66	8.43	43,980	79	7.67	8.59	9,710
17.00—	56.20	353	8.55	26.71	36,905	33	8.45	31.79	3,256
		3,701	6.56	5.44	$464,936	1,247	6.53	3.76	$158,748

The aggregate intrinsic value in the preceding table represents the total pre-tax intrinsic value, based on the Company’s closing stock price of $131.05 at December 30, 2007, which would have been received by the option holders had all option holders exercised their options as of that date.

As of December 30, 2007, stock options vested and expected to vest totaled approximately 3.6 million shares, with weighted-average remaining contractual life of 6.6 years and weighted-average exercise price of $5.40 per share and an aggregate intrinsic value of approximately $447.9 million. The total number of in-the-money options exercisable was 1.2 million shares as of December 30, 2007.

Options Issued to Non-Employees:

For the years ended December 30, 2007 and December 31, 2006, there were no options issued to non-employees. For the year ended January 1, 2006, the Company granted options to consultants to purchase 23,000 shares of class A common stock with a weighted average exercise price of $9.26 per share. The fair value of options granted to consultants was estimated using the Black-Scholes model resulting in stock-based compensation expense of $1.6 million for the fiscal year ended January 1, 2006.

Stock Unit Plan:

In September 2005, the Company adopted the 2005 Stock Unit Plan in which all of the Company’s employees except its executive officers and directors are eligible to participate, although the Company currently intends to limit participation to its non-U.S. employees who are not senior managers. Under the 2005 Stock Unit Plan, the Company’s board of directors awards participants the right to receive cash payments from the Company in an amount equal to the appreciation in the Company’s common stock between the award date and the date the employee redeems the award. The right to redeem the award typically vests in the same manner as options vest under the 2005 Stock Unit Plan. In July 2006, the board of directors amended the terms of the plan to increase the maximum number of stock units that may be subject to stock unit awards granted under the 2005 Stock Unit Plan from 100,000 to 300,000 stock units. As of December 30, 2007, the Company has granted approximately 236,000 units to 2,200 employees in the Philippines at an average unit price of $39.80. During the years ended December 30, 2007, December 31, 2006 and January 1, 2006, the Company recognized $2.4 million, $0.6 million and $5,000, respectively, of total compensation expense associated with the 2005 Stock Unit Plan.

Other Employee Benefit Plans:

The Company has a statutory pension plan covering its employees in the Philippines. Consistent with the requirements of local law, the Company accrues for the unfunded portion of the obligation and plans to appoint a third-party trustee of the retirement funds by the end of fiscal 2008. The assumptions used in calculating the obligation for this pension plan depends on Philippine Accounting Standards No. 19. The outstanding liability of this pension plan was $0.6 million and $0.1 million at December 30, 2007 and December 31, 2006, respectively.

All of the Company’s eligible employees participate in Cypress’ health plans, life insurance and other benefit plans (other than the stock plans and stock purchase plans), as they may change from time to time, until the earliest of (1) a change of control of the Company occurs, which includes such time as Cypress ceases to own at least a majority of the aggregate number of shares of all classes of the Company’s common stock then outstanding, (2) such time as the Company’s status as a participating company under the Cypress plans is not permitted by a Cypress plan or by applicable law, (3) such time as Cypress determines in its reasonable judgment that the Company’s status as a participating company under the Cypress plans has or will adversely affect Cypress, or its employees, directors, officers, agents, affiliates or its representatives, or (4) such earlier date as the Company and Cypress mutually agree.

Note 18. SEGMENT AND GEOGRAPHICAL INFORMATION

Prior to fiscal year 2007, the Company operated in one business segment comprising the design, manufacture and sale of solar electric power products based on its proprietary processes and technologies. Following the acquisition of SP Systems, the Company operated in two business segments: systems and components. The systems segment generally represents sales directly to systems owners of engineering, procurement, construction and other services relating to solar electric power systems that integrate the Company’s solar panels and balance of systems components, as well as materials sourced from other manufacturers. The components segment primarily represents sales of the Company’s solar cells, solar panels and inverters to solar systems installers and other resellers. The Chief Operating Decision Maker (“CODM”), as defined by SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” is the Company’s Chief Executive Officer. The CODM assesses the performance of both operating segments using information about its revenue and gross margin.

The following tables present revenue by geography and segment, gross margin by segment, revenue by significant customer and property, plant and equipment information based on geographic region. Revenue is based on the destination of the shipments. Property, plant and equipment are based on the physical location of the assets:

	Year Ended
	December 30, 2007	December 31, 2006	January 1, 2006
Revenue by geography:
United States	45%	32%	30%
Europe:
Spain	29%	—%	—%
Germany	10%	49%	61%
Other	11%	9%	6%
Rest of world	5%	10%	3%
	100%	100%	100%
Revenue by segment:
Systems	60%	—%	—%
Components	40%	100%	100%
	100%	100%	100%
Gross margin by segment:
Systems	17%	—%	—%
Components	23%	21%	6%

Significant Customers:
		Year Ended
		December 30, 2007	December 31, 2006	January 1, 2006
	Business Segment
SolarPack	Systems	18%	—%	—%
MMA Renewable Ventures	Systems	16%	—%	—%
Conergy AG	Components	*	25%	45%
Solon AG	Components	*	24%	16%
SP Systems**	Components	n.a.	16%	*
General Electric Company***	Components	*	*	10%

*	denotes less than 10% during the period
**	acquired by us on January 10, 2007
***	includes its subcontracting partner, Plexus Corporation

(In thousands)	December 30, 2007	December 31, 2006
Property, plant and equipment by geography:
United States	$18,026	$8,051
Philippines	359,968	192,335
China	—	2,042
	$377,994	$202,428

Note 19. RELATED-PARTY TRANSACTIONS

In fiscal 2007, the Company conducted related-party transactions with Woongjin Energy, a joint venture with whom the Company entered into, to manufacture monocrystalline silicon ingots. For the year ended December 30, 2007, the Company recognized $5.8 million in components revenue related to the sale of solar modules to Woongjin Energy, of which $3.2 million remained due and receivable as of December 30, 2007.

Note 20. SUBSEQUENT EVENTS

Acquisition of Solar Solutions

On January 8, 2008, the Company completed the acquisition of Solar Solutions, a solar systems integration and product distribution company based in Faenza, Italy. Solar Solutions is a 14-person division of Combigas S.r.l., a petroleum products trading firm. Active since 2002, Solar Solutions distributes components such as solar panels and inverters, and offers turnkey solar power systems and standard system kits via a network of dealers throughout Italy. Prior to the acquisition, Solar Solutions had been a customer of the Company since fiscal 2006. As a result of the acquisition, Solar Solutions became a wholly-owned subsidiary of the Company. In January 2008, the Company changed Solar Solutions’ name to SunPower Italia.

Polysilicon Supply Agreement and Option Agreement with NorSun AS

On January 10, 2008, the Company entered into a long-term polysilicon supply agreement (the “First Polysilicon Agreement”) with NorSun AS (“NorSun”). The First Polysilicon Agreement provides the general terms and conditions pursuant to which NorSun is to sell and the Company is to purchase specified annual quantities of polysilicon at specified prices from 2010 through 2019. The First Polysilicon Agreement provides that NorSun’s obligation to sell polysilicon is conditioned upon receipt of polysilicon from NorSun’s joint venture with Swicorp Joussour Company and Chemical Development Company for the construction of a new polysilicon manufacturing facility in Saudi Arabia. NorSun will initially hold a fifty percent equity interest in the joint venture.

On January 10, 2008, the Company and the anticipated shareholders of the joint venture also agreed upon the terms and conditions of an additional long-term polysilicon supply agreement (the “Second Polysilicon Agreement” and, together with the First Polysilicon Agreement, the “Supply Agreements”) between the Company and the joint venture, which is in the process of formation. The Second Polysilicon Agreement provides the general terms and conditions pursuant to which the joint venture is to sell and the Company is to purchase specified annual quantities of polysilicon at specified prices from 2010 through 2019. The Second Polysilicon Agreement provides that the joint venture’s obligation to sell polysilicon is conditioned upon the new polysilicon manufacturing facility achieving commercial operation.

If applicable conditions under the Supply Agreements are satisfied, the aggregate quantity of polysilicon to be purchased by the Company from 2010 through 2019 is expected to satisfy production requirements for up to approximately 2,500 megawatts of solar cell manufacturing based on the Company’s expected polysilicon utilization during such period.

In connection with the Supply Agreements, on January 10, 2008, NorSun and the Company entered into an Option Agreement (the “Option Agreement”)which provides the general terms and conditions pursuant to which  the Company will deliver cash advance payments to NorSun for the purchase of polysilicon under the First Polysilicon Agreement, which NorSun will use to fund its portion of the equity investment in the joint venture. The Company shall provide a letter of credit or deposit funds in an escrow account to secure NorSun’s right to such advance payments. Under the terms of the Option Agreement, the Company may exercise a call option and apply the advance payments to purchase fifty percent, subject to certain adjustments, of NorSun’s equity interest in the joint venture. The Company may exercise its option at any time until six months following the commercial operation of the Saudi Arabian polysilicon manufacturing facility. The Option Agreement also provides NorSun an option to put fifty percent, subject to certain adjustments, of its equity interest in the joint venture to the Company. NorSun’s option is exercisable commencing July 1, 2009 through six months following commercial operation of the polysilicon manufacturing facility. NorSun will grant a security interest in its equity interest in the joint venture subject to the put-call option to secure its obligations under the Option Agreement. If either the call option or the put option is exercised, (i) the parties will credit any advance payments for polysilicon against the option’s exercise price, (ii) the First Polysilicon Agreement will terminate, and (iii) the Company will assume NorSun’s rights and obligations under a long-term polysilicon supply agreement between NorSun and the joint venture pursuant to which the joint venture will sell and the Company will purchase specified annual quantities of polysilicon at specified prices from 2010 through 2019, representing the same quantities and prices under, and on terms and conditions substantially similar to, the First Polysilicon Agreement.

Escrow from the Acquisition of SP Systems

Of the consideration issued for the acquisition of SP Systems, approximately $23.7 million in cash and approximately 0.7 million shares, with a total aggregate value of $118.1 million as of December 30, 2007, were held in escrow as security for the indemnification obligations of certain former SP Systems shareholders and would be released over a period of five years from the acquisition date of January 10, 2007, ending on January 10, 2012. Following the first anniversary of the closing date, the Company authorized the release of approximately one-half of the original escrow amount leaving approximately $11.8 million in cash and approximately 0.4 million shares of the Company's class A common stock in escrow. The Company’s rights to recover damages under several provisions of the acquisition agreement also expired on January 10, 2008. As a result, the Company is now entitled to recover only limited types of losses, and its recovery will be limited to the amount available in the escrow fund at the time of a claim.

Additional Capital Investment in Joint Ventures

 On January 18, 2008, the Company and Woongjin Holdings provided Woongjin Energy with additional funding through capital investments in which the Company invested an additional $5.4 million in the joint venture. As of January 18, 2008, the Company’s equity investment increased from 19.9% to 27.4%. In addition, on or after January 18, 2008, if the Company elects to convert the $3.3 million convertible note, its equity ownership in the joint venture would increase an additional 12.6%.

On January 18, 2008, the Company invested an additional $0.2 million in First Philec Solar, increasing its equity investment from 16.9% to 20.0% (see Note 11).

Waiver Agreement with Wells Fargo

On January 18, 2008, the Company entered into an agreement with Wells Fargo to amend the existing credit agreement. Under the amended credit agreement, Wells Fargo waived compliance requirements with certain restrictive covenants, including the prohibition against the Company providing corporate guaranties supporting contracts between its subsidiaries and third parties. In exchange for waiving compliance with such restrictive covenants, the Company agreed to maintain a balance of funds in a deposit account with Wells Fargo, in an amount no less than the aggregate outstanding indebtedness owed by the Company to Wells Fargo under both the line of credit, including its letter of credit subfeature, and the letter of credit line, as collateral securing such outstanding indebtedness (see Note 14).

Polysilicon Supply Agreement with Jupiter Corporation Ltd.

On February 8, 2008, the Company entered into a polysilicon supply agreement with Jupiter Corporation Ltd. (“Jupiter”). The agreement provides the general terms and conditions pursuant to which the Company will purchase fixed annual quantities of polysilicon at specified prices from 2010 through 2016. The Company expects to supply the polysilicon to third parties that will manufacture ingots or using such polysilicon for the Company. The aggregate quantity of polysilicon to be purchased over the term of the agreement is expected to support more than 3 gigawatts of solar cell manufacturing production based on the Company’s expected silicon utilization during such period. The Company’s future purchase commitments under the agreement represent a material financial obligation of the Company.

Auction Rate Securities Failed to Trade

As of December 30, 2007, the Company held ten auction rate securities totaling $50.8 million. These auction rate securities were student loans that are typically over collateralized by pools of loans originated under the FFELP and are guaranteed by the U.S. Department of Education, and insured. In addition, all auction rate securities held are rated by one or more of the NRSROs as triple-A. In February 2008, the auction rate securities market experienced a significant increase in the number of failed auctions, which occurs when sell orders exceed buy orders resulting from lack of liquidity and does not necessarily signify a default by the issuer. As of February 29, 2008, four of these auction rate securities totaling $24.1 million failed to clear at auctions, four of these securities totaling $21.7 million cleared at auctions, and one of these securities totaling $5.0 million continued to be held. For failed auctions, the Company continues to earn interest on these investments at the maximum contractual rate as the issuer is obligated under contractual terms to pay penalty rates should auctions fail. Historically, failed auctions have rarely occurred, however, such failures could continue to occur in the future. In the event the Company needs to access these funds, the Company will not be able to do so until a future auction is successful, the issuer redeems the securities, a buyer is found outside of the auction process or the securities mature. Accordingly, auction rate securities that were not sold subsequent to December 30, 2007 totaling $29.1 million are classified as long-term investments on the Consolidated Balance Sheets, consistent with the stated contractual maturities of the securities. The “stated” or “contractual” maturities for these securities generally are between 20 to 30 years. The Company has concluded that no other-than-temporary impairment losses occurred in the year ended December 30, 2007 because all holdings had successful auctions in January 2008.

    In January 2008, the Company purchased two additional auction rate securities totaling $10.0 million that failed to clear at auction in February 2008. If the issuers of these auction rate securities are unable to successfully close future auctions or do not redeem the securities, the Company may be required to adjust the carrying value of the securities and record an impairment charge in the first quarter of fiscal 2008. If the Company determines that the fair value of these auction rate securities is temporarily impaired, the Company would record a temporary impairment within Consolidated Statements of Comprehensive Income (Loss), a component of stockholders' equity, in the first quarter of 2008.  If it is determined that the fair value of these securities is other-than-temporarily impaired, the Company would record a loss in its Consolidated Statements of Operations in the first quarter of 2008, which could be material (see Note 8).

Amended Agreement with Wells Fargo

On February 13, 2008, the Company entered into an amendment to the credit agreement with Wells Fargo, increasing the unsecured letter of credit subfeature from $40.0 million to $50.0 million. Under the new credit agreement, the Company may request that Wells Fargo issue up to $50.0 million in letters of credit under the unsecured letter of credit subfeature through July 31, 2008. In terms with the waiver agreement entered into with Wells Fargo on January 18, 2008, the Company agreed to maintain a balance of funds in a deposit account with Wells Fargo, in an amount no less than the aggregate outstanding indebtedness owed by the Company to Wells Fargo under the letter of credit subfeature, as collateral securing such outstanding indebtedness (see Note 14).

SELECTED UNAUDITED QUARTERLY FINANCIAL DATA

Revision of Statement of Cash Flow Presentation Related to Purchases of Property, Plant and Equipment

    As discussed in Note 1 to the consolidated financial statements, the Company has corrected its Consolidated Statements of Cash Flows for 2006 and 2005 to exclude the impact of purchases of property, plant and equipment that remain unpaid and as such are included in “accounts payable and other accrued liabilities” at the end of the reporting period. Historically, changes in “accounts payable and other accrued liabilities” related to such purchases were included in cash flows from operations, while the investing activity caption "Purchase of property, plant and equipment" included these purchases. As these unfunded purchases do not reflect cash transactions, the Company is revising its cash flow presentations to exclude them. These corrections had no impact on previously reported results of operations, working capital or stockholders’ equity of the Company. The impact of the correction of this error on the previously reported statements of cash flows included in the Company's Quarterly Reports on Form 10-Q filed during 2006 and 2007 is included below. The Company concluded that these corrections were not material to any of its previously reported consolidated financial statements, based on SEC Staff Accounting Bulletin: No. 99-Materiality.

	Three Months Ended	Six Months Ended	Nine Months Ended

(In thousands)	April 2, 2006	July 2, 2006	October 1, 2006
Cash flows from operations as reported	$(6,630)	$(2,033)	$4,615
Cash flows from operations as corrected	(10,564)	(4,014)	3,166

Cash flows from investing activities as reported	(20,254)	(63,284)	(94,424)
Cash flows from investing activities as corrected	(16,320)	(61,303)	(92,975)

	April 1, 2007	July 1, 2007	September 30, 2007
Cash flows from operations as reported	$(9,766)	$(4,644)	$(18,557)
Cash flows from operations as corrected	(5,059)	(903)	(26,447)

Cash flows from investing activities as reported	(138,774)	(206,837)	(327,691)
Cash flows from investing activities as corrected	(143,481)	(210,578)	(319,801)

Consolidated Statements of Operations

	Three Months Ended
(In thousands, except per share data)	December 30 (a)	September 30	July 1 (b)	April 1 (c)
Fiscal 2007:
Revenue	$224,343	$234,334	$173,766	$142,347
Gross margin	47,182	38,405	29,792	32,425
Net income (loss)	4,876	8,431	(5,345)	1,240
Net income (loss) per share, basic	0.06	0.11	(0.07)	0.02
Net income (loss) per share, diluted	0.06	0.10	(0.07)	0.02

	December 31	October 1	July 2	April 2
Fiscal 2006:
Revenue	$74,509	$65,348	$54,695	$41,958
Gross margin	18,145	15,184	11,447	5,692
Net income	11,309	9,568	5,384	255
Net income per share, basic	0.16	0.14	0.08	0.00
Net income per share, diluted	0.15	0.13	0.08	0.00

(a)	Included a charge of $8.3 million for the write-off of unamortized debt issuance costs as a result of the market price conversion trigger on our senior convertible debentures being met.
(b)	Included a charge of $14.1 million for the impairment of acquisition-related intangibles.
(c)	Included a charge of $9.6 million for purchased in-process research and development.

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

We assessed the effectiveness of our internal control over financial reporting as of December 30, 2007. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework. Based on our assessment using those criteria, our management (including our Chief Executive Officer and Chief Financial Officer) concluded that our internal control over financial reporting was effective as of December 30, 2007.

The effectiveness of our internal control over financial reporting as of December 30, 2007 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears on page 77 of this Annual Report on Form 10-K.

The Company’s evaluation of the effectiveness of its internal control over financial reporting as of December 30, 2007 excluded the internal controls of SunPower Corporation, Systems, or SP Systems, formerly known as PowerLight Corporation, because SP Systems was acquired by the Company in a purchase business combination during fiscal 2007. SP Systems is a wholly-owned subsidiary whose total assets and total revenues represent 35% and 60%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 30, 2007.

Changes in Internal Control over Financial Reporting

There were no material changes in our internal control over financial reporting that occurred during the fourth quarter of fiscal 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 10: DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item concerning our directors is incorporated by reference from the information set forth in the section entitled “Proposal One–Election of Directors” in our Proxy Statement.

The information required by this Item concerning our executive officers is incorporated by reference to the information set forth in the section entitled “Security Ownership of Management and Certain Beneficial Owners–Executive Officers of the Registrant” in our Proxy Statement.

The information required by this Item concerning compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated by reference from the information set forth in the section entitled “Other Disclosures–Section 16(a) Beneficial Ownership Reporting Compliance in our Proxy Statement.

We have adopted a code of ethics, entitled Code of Business Conduct and Ethics, that applies to all of our directors, officers and employees, including our principal executive officer, principal financial officer, and principal accounting officer. We have made it available, free of charge, on our website at www.sunpowercorp.com, and if we amend it or grant any waiver under it that applies to our principal executive officer, principal financial officer, or principal accounting officer, we will promptly post that amendment or waiver on our website as well.

The information required by this Item concerning our audit committee and audit committee financial expert is incorporated by reference from the information set forth in the section entitled “Corporate Governance–Committee Membership–Audit Committee” in our Proxy Statement.

ITEM 11: EXECUTIVE COMPENSATION

The information required by this Item concerning executive compensation is incorporated by reference from the information set forth in the sections entitled “Compensation Discussion and Analysis,” “Executive Compensation,” “Compensation Committee Report” and “Other Disclosures–Compensation Committee Interlocks and Insider Participation” in our Proxy Statement.

The information required by this item concerning compensation of directors is incorporated by reference from the information set forth in the section entitled “Director Compensation” in our Proxy Statement.

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item concerning equity compensation plan information is incorporated by reference from the information set forth in the section titled “Equity Compensation Plan Information” in our Proxy Statement.

The information required by this Item regarding security ownership of certain beneficial owners, directors and executive officers is incorporated by reference from the information set forth in the section entitled “Security Ownership of Management and Certain Beneficial Owners” in our Proxy Statement.

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required by this Item regarding director independence and transactions with related persons is incorporated by reference from the information set forth in the sections entitled “Corporate Governance–Board Structure,” “Committee Membership” and “Other Disclosures” in our Proxy Statement.

ITEM 14: PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is incorporated by reference from the information set forth in the sections entitled “Report of the Audit Committee of the Board of Directors” and “Proposal Two–Ratification of the Selection of Independent Registered Public Accountants” in our Proxy Statement.

PART IV

ITEM 15: EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as a part of this Annual Report on Form 10-K:

1. Financial Statements:

2. Financial Statement Schedule:

Page
Schedule II – Valuation and Qualifying Accounts	131

All other financial statement schedules are omitted as the required information is inapplicable or the information is presented in the Consolidated Financial Statements or Notes to Consolidated Financial Statements under Item 8 of this Annual Report on Form 10-K.

3. Exhibits:

See (b) below.

(b) Exhibits:

EXHIBIT INDEX

Exhibit Number	Description
2.1
Agreement and Plan of Merger, dated November 15, 2006, by and among SunPower Corporation, Pluto Acquisition Company LLC, PowerLight Corporation and Thomas L. Dinwoodie (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K/A filed with the Securities and Exchange Commission on November 22, 2006).

2.2
First Amendment to Agreement and Plan of Merger, dated December 21, 2006, by and between SunPower Corporation and PowerLight Corporation (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 22, 2006).

3.1
Form of Restated Certificate of Incorporation of SunPower Corporation (incorporated by reference to Exhibit 3.(i)2 to the Registrant’s Registration Statement on Form S-1/A filed with the Securities and Exchange Commission on November 11, 2005).

3.2
Form of By-laws of SunPower Corporation (incorporated by reference to Exhibit 3.(ii)2 to the Registrant’s Registration Statement on Form S-1/A filed with the Securities and Exchange Commission on October 11, 2005).

4.1
Specimen Class A Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-1/A filed with the Securities and Exchange Commission on November 14, 2005).

4.2
Indenture, dated February 7, 2007, by and between SunPower Corporation and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 8, 2007).

4.3
First Supplemental Indenture, dated February 7, 2007, by and between SunPower Corporation and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 8, 2007).

4.4
Form of Second Supplemental Indenture, by and between SunPower Corporation and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.1 of Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 26, 2007).

4.5	Form of Registration Rights Agreement (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 22, 2006).
10.1
Share Lending Agreement, dated July 25, 2007, by and among SunPower Corporation, Credit Suisse International and Credit Suisse Securities (USA) LLC (incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 26, 2007).

10.2
Amended and Restated Share Lending Agreement, dated July 25, 2007, by and among SunPower Corporation, Lehman Brothers International (Europe) Limited and Lehman Brothers Inc. (incorporated by reference to Exhibit 10.2 of Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 26, 2007).

10.3
SunPower Corporation 1996 Stock Plan and form of agreements thereunder (incorporated by reference to Exhibit 10.3 to the Registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on August 25, 2005).

10.4
SunPower Corporation 2005 Stock Unit Plan (incorporated by reference to Exhibit 10.28 to the Registrant’s Registration Statement on Form S-1/A filed with the Securities and Exchange Commission on October 31, 2005).

10.5
Amended and Restated SunPower Corporation 2005 Stock Incentive Plan and form of agreements thereunder (incorporated by reference to Exhibit 4.3 to the Registrant’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on May 7, 2007).

10.6
PowerLight Corporation Common Stock Option and Common Stock Purchase Plan (incorporated by reference to Exhibit 4.3 to the Registrant’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on January 25, 2007).

10.7
Form of PowerLight Corporation Incentive/Non-Qualified Stock Option, Market Standoff and Stock Restriction Agreement (Employees) (incorporated by reference to Exhibit 4.4 to the Registrant’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on January 25, 2007).

10.8
Form of PowerLight Corporation Non-Qualified Stock Option, Market Standoff and Stock Restriction Agreement (Directors and Consultants) (incorporated by reference to Exhibit 4.5 to the Registrant’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on January 25, 2007).

10.9
Form of Non-Qualified Stock Option Agreement, by and between PowerLight Corporation and Gary Wayne (incorporated by reference to Exhibit 4.7 to the Registrant’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on January 25, 2007).

10.10
Form of Non-Qualified Stock Option Agreement, by and between PowerLight Corporation and Dan Shugar (incorporated by reference to Exhibit 4.9 to the Registrant’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on January 25, 2007).

10.11
Form of Equity Restriction Agreement, by and between SunPower Corporation and each of Messrs. Dinwoodie, Wenger, Ledesma and Shugar (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 17, 2007).

10.12
Form of Indemnification Agreement, by and between SunPower Corporation and its officers and directors (incorporated by reference to Exhibit 10.1 to the Registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on August 25, 2005).

10.13
Offer Letter, dated May 22, 2003, by and between SunPower Corporation and Thomas Werner (incorporated by reference to Exhibit 10.8 to the Registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on August 25, 2005).

10.14
Offer Letter, dated January 14, 2005, by and between SunPower Corporation and PM Pai (incorporated by reference to Exhibit 10.9 to the Registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on August 25, 2005).

10.15
Offer Letter, dated April 1, 2005, by and between SunPower Corporation and Emmanuel Hernandez (incorporated by reference to Exhibit 10.10 to the Registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on August 25, 2005).

10.16
SunPower Corporation 2006 Key Employee Bonus Plan (KEBP) (incorporated by reference to Exhibit 10.29 to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 24, 2006).

10.17
Amended and Restated Employment Agreement, effective as of January 11, 2007, by and between Thomas L. Dinwoodie and PowerLight Corporation (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 17, 2007).

10.18
Amended and Restated Employment Agreement, effective as of January 11, 2007, by and between Howard J. Wenger and PowerLight Corporation (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 17, 2007).

10.19
Amended and Restated Employment Agreement, effective as of January 11, 2007, by and between Bruce R. Ledesma and PowerLight Corporation (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 17, 2007).

10.20	Amended and Restated Employment Agreement, effective as of January 11, 2007, by and between Dan S. Shugar and PowerLight Corporation.
10.21
Industrial Lease, dated May 12, 1999, between Temescal, L.P., Contra Costa Industrial Park, Ltd. and PowerLight Corporation (as amended on November 6, 2000 and January 22, 2004) (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 11, 2007).

10.22
Standard Industrial / Commercial Multi-Tenant Lease, dated December 15, 2006, by and between PowerLight Corporation and FPOC, LLC (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 11, 2007).

10.23
First Amendment to Lease, dated May 24, 2007, by and between PowerLight Corporation and FPOC, LLC (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 7, 2007).

10.24	Second Amendment to Lease, dated December 18, 2007, by and between SunPower Corporation, Systems and FPOC, LLC.
10.25	PV Risk Reduction Agreement, dated December 18, 2007, by and between SunPower Corporation, Systems and FPOC, LLC.
10.26†
Credit Agreement, dated July 13, 2007, by and between SunPower Corporation and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 9, 2007).

10.27
First Amendment to Credit Agreement, dated August 20, 2007, by and between SunPower Corporation and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.9 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 9, 2007).

10.28
Second Amendment to Credit Agreement, dated August 31, 2007, by and between SunPower Corporation and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.10 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 9, 2007).

10.29†
Security Agreement, dated July 13, 2007, by and between SunPower Corporation and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 9, 2007).

10.30
Continuing Guaranty, dated July 13, 2007, by and between SunPower North America, Inc., SunPower Corporation, Systems and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 9, 2007).

10.31†
Original Equipment Manufacturer Production of Photovoltaic Modules Agreement, dated December 6, 2006, by and between PowerLight Corporation and aleo solar AG (as amended on March 21, 2007) (incorporated by reference to Exhibit 10.10 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 11, 2007).

10.32†
Supply Agreement, dated June 30, 2006, by and between SunPower Philippines Manufacturing, Ltd. and DC Chemical Co., Ltd. (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 16, 2006).

10.33†
Photovoltaic Module Master Supply Agreement, dated November 3, 2005, by and among PowerLight Corporation, PowerLight Systems AG and Evergreen Solar, Inc. (incorporated by reference to Exhibit 10.8 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 11, 2007).

10.34†
Amendment One to Photovoltaic Module Master Supply Agreement, dated June 29, 2006, by and among PowerLight Corporation, PowerLight Systems AG and Evergreen Solar, Inc. (incorporated by reference to Exhibit 10.9 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 11, 2007).

10.35†
Wafering Supply and Sales Agreement, dated October 1, 2007, by and between SunPower Philippines Manufacturing Ltd. and First Philec Solar Corp. (incorporated by reference to Exhibit 10.12 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 9, 2007).

10.36†
Long-Term Supply Agreement II, dated July 16, 2007, by and between SunPower Corporation and Hemlock Semiconductor Corporation (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report filed with the Securities and Exchange Commission on November 9, 2007).

10.37†	Ingot/Wafer Agreement, dated December 3, 2007, by and between SunPower Corporation and Jiawei SolarChina Co., LTD.
10.38†
Terms and Conditions, dated January 1, 2006, by and between SunPower Philippines Manufacturing Ltd. and M.Setek Company Ltd. (incorporated by reference to Exhibit 10.35 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 16, 2006).

10.39†
Long-Term Ingot and Wafer Supply Agreement, dated August 9, 2007, by and between SunPower Corporation and NorSun AS (incorporated by reference to Exhibit 10.7 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 9, 2007).

10.40†
Master Supply Contract for Solar Cells, dated May 18, 2006, by and between PowerLight Corporation and Q-Cells Aktiengesellschaft (incorporated by reference to Exhibit 10.11 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 11, 2007).

10.41†
Supply Agreement, dated August 21, 2005, by and between SunPower Corporation and Wacker-Chemie GmbH (incorporated by reference to Exhibit 10.22 to the Registrant’s Registration Statement on Form S-1/A filed with the Securities and Exchange Commission on October 11, 2005).

10.42†
Supply Agreement, dated August 3, 2006, by and between SunPower Corporation and Wacker Chemie AG (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 13, 2006).

10.43†
Ingot Supply Agreement, dated December 22, 2006, by and between SunPower Corporation and Woongjin Energy Co., Ltd. (incorporated by reference to Exhibit 10.62 to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 2, 2007).

10.44†
Engineering, Procurement and Construction Agreement, dated as of March 26, 2007, by and among PowerLight Systems S.A., Agrupacion Solar Llerena-Badajoz 1, A.I.E. and Solarpack Corporacion Tecnologica, S.L. (incorporated by reference to Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 11, 2007).

10.45†
Supply Agreement, dated April 17, 2004, by and between SunPower Corporation and Conergy AG, and Appendixes thereto (incorporated by reference to Exhibit 10.24 to the Registrant’s Registration Statement on Form S-1/A filed with the Securities and Exchange Commission on November 14, 2005).

10.46†
Amendment to Supply Agreement, dated December 22, 2005, by and between SunPower Corporation and Conergy AG (incorporated by reference to Exhibit 10.31 to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 24, 2006).

10.47†
Amendment to Supply Agreement, dated June 21, 2007, by and between SunPower Corporation and Conergy AG (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 7, 2007).

10.48†
Long-Term Polysilicon Supply Agreement, dated August 9, 2007, by and between SunPower Corporation and NorSun AS (incorporated by reference to Exhibit 10.8 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 9, 2007).

10.49†	Turnkey Construction Contract for the Construction of a Solar Park, dated December 28, 2007, by and between SunPower Energy Systems Spain, S.L. and Solargen Proyectos e Instalaciones Solares, S.L.
10.50†
Amended and Restated Supply Agreement, dated November 10, 2005, by and among SunPower Corporation, SunPower Technology Limited and Solon AG fur Solartechnik (incorporated by reference to Exhibit 10.23 to the Registrant’s Registration Statement on Form S-1/A filed with the Securities and Exchange Commission on November 14, 2005).

10.51†	Turnkey Construction Contract for the Construction of a Solar Park, dated October 10, 2007, by and between SunPower Energy System Spain S.L. and Sedwick Corporate, S.L.
10.52†
Polysilicon Supply Agreement, dated December 22, 2006, by and between SunPower Corporation Manufacturing, Ltd. and Woongjin Energy Co., Ltd. (incorporated by reference to Exhibit 10.61 to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 2, 2007).

10.53†	Turnkey Construction Contract for the Construction of a Solar Park, dated November 6, 2007, by and between SunPower Energy Systems Spain, S.L. and Almuradiel Solar, S.L.

10.54†	Turnkey Construction Contract for the Construction of a Solar Park, dated November 6, 2007, by and between SunPower Energy Systems Spain, S.L. and Moralas Renovables, S.L.
10.55†	Turnkey Construction Contract for the Construction of a Solar Park, dated November 6, 2007, by and between SunPower Energy Systems Spain, S.L. and Naturener Solar Tinajeros, S.L.
10.56
Amendment to Turnkey Construction Contract for the Construction of a Solar Park, dated November 21, 2007, by and among SunPower Energy Systems Spain, S.L., Almuradiel Solar, S.L., Moralas Renovables, S.L. and Naturener Solar Tinajeros, S.L.

10.57†	Amendment to Turnkey Construction Contract for the Construction of a Solar Park, dated November 29, 2007, by and between SunPower Energy Systems Spain, S.L. and Almuradiel Solar, S.L.
10.58†	Amendment to Turnkey Construction Contract for the Construction of a Solar Park, dated November 29, 2007, by and between SunPower Energy Systems Spain, S.L. and Moralas Renovables, S.L.
10.59†	Amendment to Turnkey Construction Contract for the Construction of a Solar Park, dated November 29, 2007, by and between SunPower Energy Systems Spain, S.L. and Naturener Solar Tinajeros, S.L.
10.60
Master Separation Agreement, dated October 6, 2005, by and between SunPower Corporation and Cypress Semiconductor Corporation (incorporated by reference to Exhibit 10.12 to the Registrant’s Registration Statement on Form S-1/A filed with the Securities and Exchange Commission on October 11, 2005).

10.61
Indemnification and Insurance Matters Agreement, dated October 6, 2005, by and between SunPower Corporation and Cypress Semiconductor Corporation (incorporated by reference to Exhibit 10.13 to the Registrant’s Registration Statement on Form S-1/A filed with the Securities and Exchange Commission on October 11, 2005).

10.62
Investor Rights Agreement, dated October 6, 2005, by and between SunPower Corporation and Cypress Semiconductor Corporation (incorporated by reference to Exhibit 10.14 to the Registrant’s Registration Statement on Form S-1/A filed with the Securities and Exchange Commission on October 11, 2005).

10.63
Employee Matters Agreement, dated October 6, 2005, by and between SunPower Corporation and Cypress Semiconductor Corporation (incorporated by reference to Exhibit 10.15 to the Registrant’s Registration Statement on Form S-1/A filed with the Securities and Exchange Commission on October 11, 2005).

10.64
Tax Sharing Agreement, dated October 6, 2005, by and between SunPower Corporation and Cypress Semiconductor Corporation (incorporated by reference to Exhibit 10.16 to the Registrant’s Registration Statement on Form S-1/A filed with the Securities and Exchange Commission on October 11, 2005).

10.65
Master Transition Services Agreement, dated October 6, 2005, by and between SunPower Corporation and Cypress Semiconductor Corporation (incorporated by reference to Exhibit 10.17 to the Registrant’s Registration Statement on Form S-1/A filed with the Securities and Exchange Commission on October 11, 2005).

10.66
Wafer Manufacturing Agreement, dated October 6, 2005, by and between SunPower Corporation and Cypress Semiconductor Corporation (incorporated by reference to Exhibit 10.18 to the Registrant’s Registration Statement on Form S-1/A filed with the Securities and Exchange Commission on October 11, 2005).

10.67
Contract of Lease, dated October 6, 2005, by and between SunPower Philippines Manufacturing Ltd. – Philippines Branch and Cypress Semiconductor Corporation (incorporated by reference to Exhibit 10.19 to the Registrant’s Registration Statement on Form S-1/A filed with the Securities and Exchange Commission on October 11, 2005).

10.68
Services Agreement, dated January 1, 2005, by and between Cypress Semiconductor Philippines Headquarters Ltd. Regional Operating Headquarters and SunPower Philippines Manufacturing Ltd. (incorporated by reference to Exhibit 10.26 to the Registrant’s Registration Statement on Form S-1/A filed with the Securities and Exchange Commission on October 31, 2005).

10.69
Asset Lease, dated October 28, 2005, by and between SunPower Corporation and Cypress Semiconductor Corporation (incorporated by reference to Exhibit 10.27 to the Registrant’s Registration Statement on Form S-1/A filed with the Securities and Exchange Commission on October 31, 2005).

10.70
Office Lease Agreement, dated May 15, 2006 between SunPower Corporation and Cypress Semiconductor Corporation (incorporated by reference to Exhibit 10.36 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 16, 2006).

21.1	List of Subsidiaries.
23.1	Consent of Independent Registered Public Accounting Firm.
24.1	Power of Attorney (set forth on the signature page of this Report).
31.1	Certification by Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a).
31.2	Certification by Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a).
32.1	Certification Furnished Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

A cross (†) indicates that confidential treatment has been requested for portions of the marked exhibits.

(c) Financial Statement Schedules:

SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS

(In thousands)	Balance at Beginning of Period	Charges (Releases) to Expenses/Revenues	Deductions	Balance at End of Period
Allowance for doubtful accounts:
Year ended December 30, 2007	$557	$816	$—	$1,373
Year ended December 31, 2006	317	272	(32)	557
Year ended January 1, 2006	59	258	—	317
Allowance for sales returns:
Year ended December 30, 2007	$445	$2,172	$(2,249)	$368
Year ended December 31, 2006	110	808	(473)	445
Year ended January 1, 2006	—	101	—	110
Valuation allowance for deferred tax asset:
Year ended December 30, 2007	$9,836	$4,088	$—	$13,924
Year ended December 31, 2006	9,278	558	—	9,836
Year ended January 1, 2006	5,049	4,229	—	9,278

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

SUNPOWER CORPORATION

Dated: March 3, 2008	By:	/s/ EMMANUEL T. HERNANDEZ

Emmanuel T. Hernandez
Chief Financial Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENT: That the undersigned officers and directors of SunPower Corporation do hereby constitute and appoint Thomas H. Werner, Emmanuel T. Hernandez, and Bruce Ledesma, and each of them, the lawful attorney and agent or attorneys and agents with power and authority to do any and all acts and things and to execute any and all instruments which said attorneys and agents, or either of them, determine may be necessary or advisable or required to enable SunPower Corporation to comply with the Securities and Exchange Act of 1934, as amended, and any rules or regulations or requirements of the Securities and Exchange Commission in connection with this Report. Without limiting the generality of the foregoing power and authority, the powers granted include the power and authority to sign the names of the undersigned officers and directors in the capacities indicated below to this Report or amendments or supplements thereto, and each of the undersigned hereby ratifies and confirms all that said attorneys and agents, or either of them, shall do or cause to be done by virtue hereof. This Power of Attorney may be signed in several counterparts.

 IN WITNESS WHEREOF, each of the undersigned has executed this Power of Attorney as of the date indicated opposite the name.

 Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ THOMAS H. WERNER	Chief Executive Officer and Director	March 3, 2008
Thomas H. Werner	(Principal Executive Officer)

/s/ EMMANUEL T. HERNANDEZ	Chief Financial Officer	March 3, 2008
Emmanuel T. Hernandez	(Principal Financial and Accounting Officer)

/s/ T.J. RODGERS	Chairman of the Board of Directors	March 3, 2008
T.J. Rodgers

/s/ W. STEVE ALBRECHT	Director	March 3, 2008
W. Steve Albrecht

/s/ BETSY S. ATKINS	Director	March 3, 2008
Betsy S. Atkins

/s/ PATRICK WOOD	Director	March 3, 2008
Patrick Wood

EXHIBIT INDEX

Exhibit Number	Description
2.1
Agreement and Plan of Merger, dated November 15, 2006, by and among SunPower Corporation, Pluto Acquisition Company LLC, PowerLight Corporation and Thomas L. Dinwoodie (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K/A filed with the Securities and Exchange Commission on November 22, 2006).

2.2
First Amendment to Agreement and Plan of Merger, dated December 21, 2006, by and between SunPower Corporation and PowerLight Corporation (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 22, 2006).

3.1
Form of Restated Certificate of Incorporation of SunPower Corporation (incorporated by reference to Exhibit 3.(i)2 to the Registrant’s Registration Statement on Form S-1/A filed with the Securities and Exchange Commission on November 11, 2005).

3.2
Form of By-laws of SunPower Corporation (incorporated by reference to Exhibit 3.(ii)2 to the Registrant’s Registration Statement on Form S-1/A filed with the Securities and Exchange Commission on October 11, 2005).

4.1
Specimen Class A Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-1/A filed with the Securities and Exchange Commission on November 14, 2005).

4.2
Indenture, dated February 7, 2007, by and between SunPower Corporation and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 8, 2007).

4.3
First Supplemental Indenture, dated February 7, 2007, by and between SunPower Corporation and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 8, 2007).

4.4
Form of Second Supplemental Indenture, by and between SunPower Corporation and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.1 of Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 26, 2007).

4.5	Form of Registration Rights Agreement (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on December 22, 2006).
10.1
Share Lending Agreement, dated July 25, 2007, by and among SunPower Corporation, Credit Suisse International and Credit Suisse Securities (USA) LLC (incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 26, 2007).

10.2
Amended and Restated Share Lending Agreement, dated July 25, 2007, by and among SunPower Corporation, Lehman Brothers International (Europe) Limited and Lehman Brothers Inc. (incorporated by reference to Exhibit 10.2 of Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 26, 2007).

10.3
SunPower Corporation 1996 Stock Plan and form of agreements thereunder (incorporated by reference to Exhibit 10.3 to the Registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on August 25, 2005).

10.4
SunPower Corporation 2005 Stock Unit Plan (incorporated by reference to Exhibit 10.28 to the Registrant’s Registration Statement on Form S-1/A filed with the Securities and Exchange Commission on October 31, 2005).

10.5
Amended and Restated SunPower Corporation 2005 Stock Incentive Plan and form of agreements thereunder (incorporated by reference to Exhibit 4.3 to the Registrant’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on May 7, 2007).

10.6
PowerLight Corporation Common Stock Option and Common Stock Purchase Plan (incorporated by reference to Exhibit 4.3 to the Registrant’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on January 25, 2007).

10.7
Form of PowerLight Corporation Incentive/Non-Qualified Stock Option, Market Standoff and Stock Restriction Agreement (Employees) (incorporated by reference to Exhibit 4.4 to the Registrant’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on January 25, 2007).

10.8
Form of PowerLight Corporation Non-Qualified Stock Option, Market Standoff and Stock Restriction Agreement (Directors and Consultants) (incorporated by reference to Exhibit 4.5 to the Registrant’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on January 25, 2007).

10.9
Form of Non-Qualified Stock Option Agreement, by and between PowerLight Corporation and Gary Wayne (incorporated by reference to Exhibit 4.7 to the Registrant’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on January 25, 2007).

10.10
Form of Non-Qualified Stock Option Agreement, by and between PowerLight Corporation and Dan Shugar (incorporated by reference to Exhibit 4.9 to the Registrant’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on January 25, 2007).

10.11
Form of Equity Restriction Agreement, by and between SunPower Corporation and each of Messrs. Dinwoodie, Wenger, Ledesma and Shugar (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 17, 2007).

10.12
Form of Indemnification Agreement, by and between SunPower Corporation and its officers and directors (incorporated by reference to Exhibit 10.1 to the Registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on August 25, 2005).

10.13
Offer Letter, dated May 22, 2003, by and between SunPower Corporation and Thomas Werner (incorporated by reference to Exhibit 10.8 to the Registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on August 25, 2005).

10.14
Offer Letter, dated January 14, 2005, by and between SunPower Corporation and PM Pai (incorporated by reference to Exhibit 10.9 to the Registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on August 25, 2005).

10.15
Offer Letter, dated April 1, 2005, by and between SunPower Corporation and Emmanuel Hernandez (incorporated by reference to Exhibit 10.10 to the Registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on August 25, 2005).

10.16
SunPower Corporation 2006 Key Employee Bonus Plan (KEBP) (incorporated by reference to Exhibit 10.29 to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 24, 2006).

10.17
Amended and Restated Employment Agreement, effective as of January 11, 2007, by and between Thomas L. Dinwoodie and PowerLight Corporation (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 17, 2007).

10.18
Amended and Restated Employment Agreement, effective as of January 11, 2007, by and between Howard J. Wenger and PowerLight Corporation (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 17, 2007).

10.19
Amended and Restated Employment Agreement, effective as of January 11, 2007, by and between Bruce R. Ledesma and PowerLight Corporation (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 17, 2007).

10.20	Amended and Restated Employment Agreement, effective as of January 11, 2007, by and between Dan S. Shugar and PowerLight Corporation.
10.21
Industrial Lease, dated May 12, 1999, between Temescal, L.P., Contra Costa Industrial Park, Ltd. and PowerLight Corporation (as amended on November 6, 2000 and January 22, 2004) (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 11, 2007).

10.22
Standard Industrial / Commercial Multi-Tenant Lease, dated December 15, 2006, by and between PowerLight Corporation and FPOC, LLC (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 11, 2007).

10.23
First Amendment to Lease, dated May 24, 2007, by and between PowerLight Corporation and FPOC, LLC (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 7, 2007).

10.24	Second Amendment to Lease, dated December 18, 2007, by and between SunPower Corporation, Systems and FPOC, LLC.
10.25	PV Risk Reduction Agreement, dated December 18, 2007, by and between SunPower Corporation, Systems and FPOC, LLC.
10.26†
Credit Agreement, dated July 13, 2007, by and between SunPower Corporation and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 9, 2007).

10.27
First Amendment to Credit Agreement, dated August 20, 2007, by and between SunPower Corporation and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.9 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 9, 2007).

10.28
Second Amendment to Credit Agreement, dated August 31, 2007, by and between SunPower Corporation and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.10 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 9, 2007).

10.29†
Security Agreement, dated July 13, 2007, by and between SunPower Corporation and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 9, 2007).

10.30
Continuing Guaranty, dated July 13, 2007, by and between SunPower North America, Inc., SunPower Corporation, Systems and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 9, 2007).

10.31†
Original Equipment Manufacturer Production of Photovoltaic Modules Agreement, dated December 6, 2006, by and between PowerLight Corporation and aleo solar AG (as amended on March 21, 2007) (incorporated by reference to Exhibit 10.10 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 11, 2007).

10.32†
Supply Agreement, dated June 30, 2006, by and between SunPower Philippines Manufacturing, Ltd. and DC Chemical Co., Ltd. (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 16, 2006).

10.33†
Photovoltaic Module Master Supply Agreement, dated November 3, 2005, by and among PowerLight Corporation, PowerLight Systems AG and Evergreen Solar, Inc. (incorporated by reference to Exhibit 10.8 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 11, 2007).

10.34†
Amendment One to Photovoltaic Module Master Supply Agreement, dated June 29, 2006, by and among PowerLight Corporation, PowerLight Systems AG and Evergreen Solar, Inc. (incorporated by reference to Exhibit 10.9 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 11, 2007).

10.35†
Wafering Supply and Sales Agreement, dated October 1, 2007, by and between SunPower Philippines Manufacturing Ltd. and First Philec Solar Corp. (incorporated by reference to Exhibit 10.12 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 9, 2007).

10.36†
Long-Term Supply Agreement II, dated July 16, 2007, by and between SunPower Corporation and Hemlock Semiconductor Corporation (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report filed with the Securities and Exchange Commission on November 9, 2007).

10.37†	Ingot/Wafer Agreement, dated December 3, 2007, by and between SunPower Corporation and Jiawei SolarChina Co., LTD.
10.38†
Terms and Conditions, dated January 1, 2006, by and between SunPower Philippines Manufacturing Ltd. and M.Setek Company Ltd. (incorporated by reference to Exhibit 10.35 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 16, 2006).

10.39†
Long-Term Ingot and Wafer Supply Agreement, dated August 9, 2007, by and between SunPower Corporation and NorSun AS (incorporated by reference to Exhibit 10.7 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 9, 2007).

10.40†
Master Supply Contract for Solar Cells, dated May 18, 2006, by and between PowerLight Corporation and Q-Cells Aktiengesellschaft (incorporated by reference to Exhibit 10.11 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 11, 2007).

10.41†
Supply Agreement, dated August 21, 2005, by and between SunPower Corporation and Wacker-Chemie GmbH (incorporated by reference to Exhibit 10.22 to the Registrant’s Registration Statement on Form S-1/A filed with the Securities and Exchange Commission on October 11, 2005).

10.42†
Supply Agreement, dated August 3, 2006, by and between SunPower Corporation and Wacker Chemie AG (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 13, 2006).

10.43†
Ingot Supply Agreement, dated December 22, 2006, by and between SunPower Corporation and Woongjin Energy Co., Ltd. (incorporated by reference to Exhibit 10.62 to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 2, 2007).

10.44†
Engineering, Procurement and Construction Agreement, dated as of March 26, 2007, by and among PowerLight Systems S.A., Agrupacion Solar Llerena-Badajoz 1, A.I.E. and Solarpack Corporacion Tecnologica, S.L. (incorporated by reference to Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 11, 2007).

10.45†
Supply Agreement, dated April 17, 2004, by and between SunPower Corporation and Conergy AG, and Appendixes thereto (incorporated by reference to Exhibit 10.24 to the Registrant’s Registration Statement on Form S-1/A filed with the Securities and Exchange Commission on November 14, 2005).

10.46†
Amendment to Supply Agreement, dated December 22, 2005, by and between SunPower Corporation and Conergy AG (incorporated by reference to Exhibit 10.31 to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 24, 2006).

10.47†
Amendment to Supply Agreement, dated June 21, 2007, by and between SunPower Corporation and Conergy AG (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 7, 2007).

10.48†
Long-Term Polysilicon Supply Agreement, dated August 9, 2007, by and between SunPower Corporation and NorSun AS (incorporated by reference to Exhibit 10.8 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 9, 2007).

10.49†	Turnkey Construction Contract for the Construction of a Solar Park, dated December 28, 2007, by and between SunPower Energy Systems Spain, S.L. and Solargen Proyectos e Instalaciones Solares, S.L.
10.50†
Amended and Restated Supply Agreement, dated November 10, 2005, by and among SunPower Corporation, SunPower Technology Limited and Solon AG fur Solartechnik (incorporated by reference to Exhibit 10.23 to the Registrant’s Registration Statement on Form S-1/A filed with the Securities and Exchange Commission on November 14, 2005).

10.51†	Turnkey Construction Contract for the Construction of a Solar Park, dated October 10, 2007, by and between SunPower Energy System Spain S.L. and Sedwick Corporate, S.L.
10.52†
Polysilicon Supply Agreement, dated December 22, 2006, by and between SunPower Corporation Manufacturing, Ltd. and Woongjin Energy Co., Ltd. (incorporated by reference to Exhibit 10.61 to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 2, 2007).

10.53†	Turnkey Construction Contract for the Construction of a Solar Park, dated November 6, 2007, by and between SunPower Energy Systems Spain, S.L. and Almuradiel Solar, S.L.
10.54†	Turnkey Construction Contract for the Construction of a Solar Park, dated November 6, 2007, by and between SunPower Energy Systems Spain, S.L. and Moralas Renovables, S.L.
10.55†	Turnkey Construction Contract for the Construction of a Solar Park, dated November 6, 2007, by and between SunPower Energy Systems Spain, S.L. and Naturener Solar Tinajeros, S.L.
10.56
Amendment to Turnkey Construction Contract for the Construction of a Solar Park, dated November 21, 2007, by and among SunPower Energy Systems Spain, S.L., Almuradiel Solar, S.L., Moralas Renovables, S.L. and Naturener Solar Tinajeros, S.L.

10.57†	Amendment to Turnkey Construction Contract for the Construction of a Solar Park, dated November 29, 2007, by and between SunPower Energy Systems Spain, S.L. and Almuradiel Solar, S.L.
10.58†	Amendment to Turnkey Construction Contract for the Construction of a Solar Park, dated November 29, 2007, by and between SunPower Energy Systems Spain, S.L. and Moralas Renovables, S.L.
10.59†	Amendment to Turnkey Construction Contract for the Construction of a Solar Park, dated November 29, 2007, by and between SunPower Energy Systems Spain, S.L. and Naturener Solar Tinajeros, S.L.
10.60
Master Separation Agreement, dated October 6, 2005, by and between SunPower Corporation and Cypress Semiconductor Corporation (incorporated by reference to Exhibit 10.12 to the Registrant’s Registration Statement on Form S-1/A filed with the Securities and Exchange Commission on October 11, 2005).

10.61
Indemnification and Insurance Matters Agreement, dated October 6, 2005, by and between SunPower Corporation and Cypress Semiconductor Corporation (incorporated by reference to Exhibit 10.13 to the Registrant’s Registration Statement on Form S-1/A filed with the Securities and Exchange Commission on October 11, 2005).

10.62
Investor Rights Agreement, dated October 6, 2005, by and between SunPower Corporation and Cypress Semiconductor Corporation (incorporated by reference to Exhibit 10.14 to the Registrant’s Registration Statement on Form S-1/A filed with the Securities and Exchange Commission on October 11, 2005).

10.63
Employee Matters Agreement, dated October 6, 2005, by and between SunPower Corporation and Cypress Semiconductor Corporation (incorporated by reference to Exhibit 10.15 to the Registrant’s Registration Statement on Form S-1/A filed with the Securities and Exchange Commission on October 11, 2005).

10.64
Tax Sharing Agreement, dated October 6, 2005, by and between SunPower Corporation and Cypress Semiconductor Corporation (incorporated by reference to Exhibit 10.16 to the Registrant’s Registration Statement on Form S-1/A filed with the Securities and Exchange Commission on October 11, 2005).

10.65
Master Transition Services Agreement, dated October 6, 2005, by and between SunPower Corporation and Cypress Semiconductor Corporation (incorporated by reference to Exhibit 10.17 to the Registrant’s Registration Statement on Form S-1/A filed with the Securities and Exchange Commission on October 11, 2005).

10.66
Wafer Manufacturing Agreement, dated October 6, 2005, by and between SunPower Corporation and Cypress Semiconductor Corporation (incorporated by reference to Exhibit 10.18 to the Registrant’s Registration Statement on Form S-1/A filed with the Securities and Exchange Commission on October 11, 2005).

10.67
Contract of Lease, dated October 6, 2005, by and between SunPower Philippines Manufacturing Ltd. – Philippines Branch and Cypress Semiconductor Corporation (incorporated by reference to Exhibit 10.19 to the Registrant’s Registration Statement on Form S-1/A filed with the Securities and Exchange Commission on October 11, 2005).

10.68
Services Agreement, dated January 1, 2005, by and between Cypress Semiconductor Philippines Headquarters Ltd. Regional Operating Headquarters and SunPower Philippines Manufacturing Ltd. (incorporated by reference to Exhibit 10.26 to the Registrant’s Registration Statement on Form S-1/A filed with the Securities and Exchange Commission on October 31, 2005).

10.69
Asset Lease, dated October 28, 2005, by and between SunPower Corporation and Cypress Semiconductor Corporation (incorporated by reference to Exhibit 10.27 to the Registrant’s Registration Statement on Form S-1/A filed with the Securities and Exchange Commission on October 31, 2005).

10.70
Office Lease Agreement, dated May 15, 2006 between SunPower Corporation and Cypress Semiconductor Corporation (incorporated by reference to Exhibit 10.36 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 16, 2006).

21.1	List of Subsidiaries.
23.1	Consent of Independent Registered Public Accounting Firm.
24.1	Power of Attorney (set forth on the signature page of this Report).
31.1	Certification by Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a).
31.2	Certification by Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a).
32.1	Certification Furnished Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

A cross (†) indicates that confidential treatment has been requested for portions of the marked exhibits.