Form 10-Q
period 2008-03-30
SUNPOWER CORP
filed 2008-05-09
CIK 867773

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________

FORM 10-Q
_____________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 30, 2008

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
_____________________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☒	Accelerated Filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The total number of outstanding shares of the registrant’s class A common stock as of May 2, 2008 was 40,133,840.
The total number of outstanding shares of the registrant’s class B common stock as of May 2, 2008 was 44,533,287.

SunPower Corporation

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

SunPower Corporation

Condensed Consolidated Balance Sheets
(In thousands, except share data)
(unaudited)

	March 30, 2008	December 30, 2007
Assets
Current assets:
Cash and cash equivalents	$132,522	$285,214
Restricted cash	30,727	—
Short-term investments	63,531	105,453
Accounts receivable, net	159,083	138,250
Costs and estimated earnings in excess of billings	61,675	39,136
Inventories	188,203	140,504
Deferred project costs	7,101	8,316
Advances to suppliers, current portion	59,612	52,277
Prepaid expenses and other current assets	55,343	33,110
Total current assets	757,797	802,260
Restricted cash	92,710	67,887
Long-term investments	37,605	29,050
Property, plant and equipment, net	420,124	377,994
Goodwill	195,891	184,684
Intangible assets, net	49,525	50,946
Advances to suppliers, net of current portion	105,066	108,943
Other long-term assets	33,227	31,974
Total assets	$1,691,945	$1,653,738
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$152,558	$119,869
Accounts payable to Cypress	3,846	4,854
Accrued liabilities	87,633	79,434
Billings in excess of costs and estimated earnings	28,251	69,900
Customer advances, current portion	11,490	9,250
Convertible debt	—	425,000
Total current liabilities	283,778	708,307
Convertible debt	425,000	—
Deferred tax liability	6,771	6,213
Customer advances, net of current portion	58,320	60,153
Other long-term liabilities	16,493	14,975
Total liabilities	790,362	789,648
Commitments and Contingencies (Note 8)
Stockholders’ Equity:
Preferred stock, $0.001 par value, 10,042,490 shares authorized; none issued and outstanding	—	—
Common stock, $0.001 par value, 375,000,000 and 375,000,000 shares authorized; 85,288,731 and 84,803,006 shares issued; 85,136,368 and 84,710,244 shares outstanding, at March 30, 2008 and December 30, 2007, respectively	85	85
Additional paid-in capital	903,625	883,033
Accumulated other comprehensive income	13,240	5,762
Accumulated deficit	(10,058)	(22,815)
	906,892	866,065
Less: shares of common stock held in treasury, at cost; 152,363 and 112,762 shares at March 30, 2008 and December 30, 2007, respectively	(5,309)	(1,975)
Total stockholders’ equity	901,583	864,090
Total liabilities and stockholders’ equity	$1,691,945	$1,653,738

The accompanying notes are an integral part of these condensed consolidated financial statements.

SunPower Corporation

Condensed Consolidated Statements of Operations
(In thousands, except per share data)
(unaudited)

	Three Months Ended
	March 30, 2008	April 1, 2007
Revenue:
Systems	$178,851	$78,495
Components	94,850	63,852
	273,701	142,347
Costs and expenses:
Cost of systems revenue	143,213	62,443
Cost of components revenue	77,168	47,479
Research and development	4,642	2,936
Sales, general and administrative	33,858	22,371
Purchased in-process research and development	—	9,575
Total costs and expenses	258,881	144,804
Operating income (loss)	14,820	(2,457)
Interest income	4,147	1,984
Interest expense	(1,464)	(1,119)
Other income, net	287	274
Income (loss) before income taxes	17,790	(1,318)
Income tax provision (benefit)	5,033	(2,558)
Net income	$12,757	$1,240
Net income per share:
Basic	$0.16	$0.02
Diluted	$0.15	$0.02
Weighted-average shares:
Basic	78,965	73,732
Diluted	83,661	79,126

The accompanying notes are an integral part of these condensed consolidated financial statements.

SunPower Corporation

Condensed Consolidated Statements of Cash Flows
(In thousands)
(unaudited)

	Three Months Ended
	March 30, 2008	April 1, 2007 Note 1
Cash flows from operating activities:
Net income	$12,757	$1,240
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation	10,085	5,724
Impairment of long-lived assets	5,489	—
Loss on retirement of long-lived assets	17	—
Amortization of intangible assets	4,317	6,911
Amortization of debt issuance costs	972	178
Stock-based compensation	14,508	10,603
Purchased in-process research and development	—	9,575
Excess tax benefits from stock-based award activity	(4,361)	—
Deferred income taxes and other tax liabilities	2,773	(3,165)
Changes in operating assets and liabilities, net of effect of acquisition:
Accounts receivable	(17,162)	8,992
Costs and estimated earnings in excess of billings	(20,709)	(9,960)
Inventories	(40,745)	(22,187)
Prepaid expenses and other assets	(14,492)	4,035
Deferred project costs	1,215	(6,204)
Advances to suppliers	(2,559)	(8,642)
Accounts payable and other accrued liabilities	23,991	(62)
Accounts payable to Cypress	(1,008)	2,882
Billings in excess of costs and estimated earnings	(43,663)	2,500
Customer advances	(786)	(7,479)
Net cash used in operating activities	(69,361)	(5,059)
Cash flows from investing activities:
Increase in restricted cash	(55,550)	(417)
Purchase of property, plant and equipment	(50,790)	(60,915)
Purchase of available-for-sale securities	(50,970)	—
Proceeds from sales of available-for-sale securities	84,106	16,496
Cash paid for acquisition, net of cash acquired	(13,484)	(98,645)
Investment in joint venture	(5,625)	—
Net cash used in investing activities	(92,313)	(143,481)
Cash flows from financing activities:
Proceeds from exercise of stock options	1,138	1,999
Excess tax benefits from stock-based award activity	4,361	—
Purchases of stock for tax withholding obligations on vested restricted stock	(3,334)	—
Proceeds from issuance of convertible debt	—	200,000
Convertible debt issuance costs	—	(6,030)
Principal payments on line of credit and notes payable	—	(3,563)
Net cash provided by financing activities	2,165	192,406
Effect of exchange rate changes on cash and cash equivalents	6,817	—
Net increase in cash and cash equivalents	(152,692)	43,866
Cash and cash equivalents at beginning of period	285,214	165,596
Cash and cash equivalents at end of period	$132,522	$209,462

Non-cash transactions:
Additions to property, plant and equipment acquired under accounts payable and other accrued liabilities	$4,446	$(4,707)
Change in goodwill relating to adjustments to acquired net assets	231	—
Issuance of common stock for purchase acquisition	—	111,266
Stock options assumed in relation to acquisition	—	21,280

The accompanying notes are an integral part of these condensed consolidated financial statements.

SunPower Corporation

Notes to Condensed Consolidated Financial Statements
(unaudited)

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

In February 2007, the Company issued $200.0 million in principal amount of its 1.25% senior convertible debentures to Lehman Brothers Inc. (“Lehman Brothers”) and lent 2.9 million shares of its class A common stock to an affiliate of Lehman Brothers. Net proceeds from the issuance of senior convertible debentures in February 2007 were $194.0 million. The Company did not receive any proceeds from the 2.9 million lent shares of its class A common stock, but received a nominal lending fee (see Note 10). In July 2007, the Company issued $225.0 million in principal amount of its 0.75% senior convertible debentures to Credit Suisse Securities (USA) LLC (“Credit Suisse”) and lent 1.8 million shares of its class A common stock to an affiliate of Credit Suisse. Net proceeds from the issuance of senior convertible debentures in July 2007 were $220.1 million. The Company did not receive any proceeds from the 1.8 million lent shares of class A common stock, but received a nominal lending fee (see Note 10).

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

Cypress made a significant investment in the Company in 2002. On November 9, 2004, Cypress completed a reverse triangular merger with the Company in which all of the outstanding minority equity interest of SunPower was retired, effectively giving Cypress 100% ownership of all of the Company’s then outstanding shares of capital stock but leaving its unexercised warrants and options outstanding. After completion of the Company’s IPO in November 2005, Cypress held, in the aggregate, approximately 52.0 million shares of class B common stock. On May 4, 2007, Cypress completed the sale of 7.5 million shares of the Company’s class B common stock in an offering pursuant to Rule 144 of the Securities Act. Such shares converted to 7.5 million shares of class A common stock upon the sale. As of March 30, 2008, Cypress owned approximately 44.5 million shares of the Company’s class B common stock, which represented approximately 55% of the total outstanding shares of the Company’s common stock, or approximately 52% of such shares on a fully diluted basis after taking into account outstanding stock options (or 49% of such shares on a fully diluted basis after taking into account outstanding stock options and shares loaned to underwriters of the Company’s convertible indebtedness), and 90% of the voting power of the Company’s total outstanding common stock.

The financial statements include purchases of goods and services from Cypress, including wafers, employee benefits and other Cypress corporate services and infrastructure costs. The expenses allocations have been determined based on a method that Cypress and the Company consider to be a reasonable reflection of the utilization of services provided or the benefit received by the Company. See Note 2 for additional information on the transactions with Cypress.

As of March 30, 2008, the Company had an accumulated deficit of $10.1 million and has a history of operating losses through fiscal 2005. The Company is subject to a number of risks and uncertainties including, but not limited to, an industry-wide shortage of polysilicon, potential downward pressure on product pricing as new polysilicon manufactures begin operating and the worldwide supply of solar cells and panels increases, the possible reduction or elimination of government and economic incentives that encourage industry growth, the challenges to reducing costs of installed solar systems by 50% by 2012 to maintain competitiveness, the continued availability of third-party financing for the Company’s customers, difficulties in maintaining or increasing the Company’s growth rate and managing such growth, and accurately predicting warranty claims.

Summary of Significant Accounting Policies

Fiscal Years

The Company reports on a fiscal-year basis and ends its quarters on the Sunday closest to the end of the applicable calendar quarter, except in a 53-week fiscal year, in which case the additional week falls into the fourth quarter of that fiscal year. Both fiscal 2008 and 2007 consist of 52 weeks. The first quarter of fiscal 2008 ended on March 30, 2008 and the first quarter of fiscal 2007 ended on April 1, 2007.

Basis of Presentation

The accompanying condensed consolidated interim financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. The year-end Condensed Consolidated Balance Sheets data was derived from audited financial statements. Accordingly, these financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the Financial Statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 30, 2007.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Significant estimates in these financial statements include “percentage-of-completion” for construction projects, allowances for doubtful accounts receivable and sales returns, inventory write-downs, estimates for future cash flows and economic useful lives of property, plant and equipment, asset impairments, valuation of auction rate securities, certain accrued liabilities including accrued warranty reserves and income taxes and tax valuation allowances. Actual results could differ from those estimates.

In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, which the Company believes are necessary for a fair statement of the Company’s financial position as of March 30, 2008 and its results of operations for the three-month periods ended March 30, 2008 and April 1, 2007 and its cash flows for the three-month periods ended March 30, 2008 and April 1, 2007. These condensed consolidated financial statements are not necessarily indicative of the results to be expected for the entire year.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value instruments. This statement does not require any new fair value measurements; rather, it applies other accounting pronouncements that require or permit fair value measurements. The provisions of this statement are to be applied prospectively as of the beginning of the fiscal year in which this statement is initially applied, with any transition adjustment recognized as a cumulative effect adjustment to the opening balance of retained earnings. The provisions of SFAS No. 157 are effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB released FASB Staff Position FAS 157-b—Effective Date of FASB Statement No. 157, delaying the effective date of SFAS No. 157 for one year for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The Company does not presently hold any financial assets or financial liabilities that would require recognition under SFAS No. 157 other than available-for-sale investments and foreign currency derivatives. With the exception of investments and foreign currency derivatives held, this deferral makes SFAS No. 157 effective for the Company beginning in the first quarter of fiscal 2009. The adoption of the relevant provisions under SFAS No. 157 in the first quarter of fiscal 2008 did not have a material impact on the Company’s financial position or results of operations (see Note 5). The Company is currently evaluating the potential impact, if any, of the adoption of SFAS No. 157 on measurement of fair value of its nonfinancial assets, including goodwill, and nonfinancial liabilities.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”), which provides companies an option to report selected financial assets and liabilities at fair value. SFAS No. 159 requires companies to provide information helping financial statement users to understand the effect of a company’s choice to use fair value on its earnings, as well as to display the fair value of the assets and liabilities a company has chosen to use fair value for on the face of the balance sheet. Additionally, SFAS No. 159 establishes presentation and disclosure requirements designed to simplify comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. The statement is effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007 and was adopted by the Company in the first quarter of fiscal 2008. The Company did not elect the fair value option for any of its financial assets or liabilities, and therefore, the adoption of SFAS No. 159 had no impact on the Company’s consolidated financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141(R)”), which replaces SFAS No. 141, "Business Combinations" ("SFAS No. 141"). SFAS No. 141(R) will significantly change the accounting for business combinations in a number of areas including the treatment of contingent consideration, contingencies, acquisition costs, in-process research and development and restructuring costs. In addition, under SFAS No. 141(R), changes in deferred tax asset valuation allowances and acquired income tax uncertainties in a business combination after the measurement period will impact income tax expense. SFAS No. 141(R) is effective as of the beginning of an entity’s first fiscal year beginning after December 15, 2008. The Company is currently evaluating the potential impact of the adoption of SFAS No. 141(R) on its financial position and results of operations.

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

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an amendment of SFAS No. 133” (“SFAS No. 161”), which expands the disclosure requirements for derivative instruments and hedging activities. SFAS No. 161 specifically requires entities to provide enhanced disclosures addressing the following: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS No. 161 is effective for fiscal years and interim periods beginning after November 15, 2008. The Company is currently evaluating the potential impact, if any, of the adoption of SFAS No. 161 on its financial position, results of operations and disclosures.

Revision of Statement of Cash Flow Presentation Related to Purchases of Property, Plant and Equipment

The Company has corrected its Condensed Consolidated Statements of Cash Flows for the three months ended April 1, 2007 to exclude the impact of purchases of property, plant and equipment that remain unpaid and as such are included in “accounts payable and other accrued liabilities” at the end of the reporting period. Historically, changes in “accounts payable and other accrued liabilities” related to such purchases were included in cash flows from operations, while the investing activity caption "Purchase of property, plant and equipment" included these purchases. As these unpaid purchases do not reflect cash transactions, the Company has revised its cash flow presentations to exclude them. The correction resulted in a decrease to the previously reported amount of cash used for operating activities of $4.7 million in the three months ended April 1, 2007, resulting from a reduction in the amount of cash used from the change in accounts payable and other accrued liabilities in that period. The corresponding correction in the investing section was to increase cash used for investing activities by $4.7 million in the three months ended April 1, 2007, as a result of the increase in the amount of cash used for purchases of property, plant and equipment in that period. These corrections had no impact on previously reported results of operations, working capital or stockholders’ equity of the Company. The Company concluded that these corrections were not material to any of its previously issued condensed consolidated financial statements, based on SEC Staff Accounting Bulletin: No. 99-Materiality.

Note 2. TRANSACTIONS WITH CYPRESS

Purchases of Imaging and Infrared Detector Products from Cypress

The Company purchases fabricated semiconductor wafers from Cypress at intercompany prices which are consistent with Cypress’ internal transfer pricing methodology. Wafer purchases totaled $0.6 million and $1.5 million for the three-month periods ended March 30, 2008 and April 1, 2007, respectively. In December 2007, Cypress announced the planned closure of its Texas wafer fabrication facility that manufactures the Company’s imaging and infrared detector products. The planned closure is expected to be completed in the fourth quarter of fiscal 2008. The Company evaluated its alternatives relating to the future plans for this business and has decided to wind down its activities related to the imaging detector product line in the first quarter of fiscal 2008. As such, in the three-month period ended March 30, 2008, cost of revenue included a $2.2 million impairment charge to long-lived assets primarily related to manufacturing equipment located in the Texas wafer fabrication facility.

Administrative Services Provided by Cypress

Cypress has seconded employees and consultants to the Company for different time periods for which the Company pays their fully-burdened compensation. In addition, Cypress personnel render services to the Company to assist with administrative functions such as employee benefits and other Cypress corporate services and infrastructure. Cypress bills the Company for a portion of the Cypress employees’ fully-burdened compensation. In the case of the Philippines subsidiary, which entered into a services agreement for such secondments and other consulting services in January 2005, the Company pays the fully burdened compensation plus 10%. The amounts that the Company has recorded as general and administrative expenses in the accompanying statements of operations for these services was approximately $0.5 million and $0.4 million for the three-month periods ended March 30, 2008 and April 1, 2007, respectively.

Leased Facility in the Philippines

In 2003, the Company and Cypress reached an understanding that the Company would build out and occupy a building owned by Cypress for its wafer fabrication facility in the Philippines. The Company entered into a lease agreement for this facility and a sublease for the land in which the Company paid Cypress at a rate equal to the cost to Cypress for that facility (including taxes, insurance, repairs and improvements). Under the lease agreement, the Company had the right to purchase the facility and assume the lease for the land from Cypress at any time at Cypress’ original purchase price of approximately $8.0 million, plus interest computed on a variable index starting on the date of purchase by Cypress until the sale to the Company, unless such purchase option was exercised after a change of control of the Company, in which case the purchase price would be at a market rate, as reasonably determined by Cypress. Rent expense paid to Cypress for this building and land was approximately $0.1 million for each of the three-month periods ended March 30, 2008 and April 1, 2007. In May 2008, the Company exercised its right to purchase the facility from Cypress and assumed the lease for the land from an unaffiliated third partyfor a total purchase price of $9.5 million. The lease for the land expires in May 2048 and is renewable for an additional 25 years (see Note 17).

Leased Headquarters Facility in San Jose, California

In May 2006, the Company entered into a lease agreement for its 43,732 square foot headquarters, which is located in a building owned by Cypress in San Jose, California, for $6.0 million over the five-year term of the lease. In December 2006 and July 2007, the Company amended the lease agreement, increasing the rentable square footage and the total lease obligations to 51,228 and $6.9 million, respectively, over the five-year term of the lease. In the event Cypress decides to sell the building, the Company has the right of first refusal to purchase the building at a fair market price which will be based on comparable sales in the area. Rent expense paid to Cypress for this facility was approximately $0.3 million for each of the three-month periods ended March 30, 2008 and April 1, 2007.

2005 Separation and Service Agreements

In October 2005, the Company entered into a series of separation and services agreements with Cypress. Among these agreements are a master separation agreement, a sublease of the land and a lease for the building in the Philippines (see above); a three-year wafer manufacturing agreement for detector products at inter-company pricing; a three-year master transition services agreement under which Cypress would allow the Company to continue to utilize services provided by Cypress such as corporate accounting, legal, tax, information technology, human resources and treasury administration at Cypress’ cost; an asset lease under which Cypress will lease certain manufacturing assets from the Company; an employee matters agreement under which the Company’s employees would be allowed to continue to participate in certain Cypress health insurance and other employee benefits plans; an indemnification and insurance matters agreement; an investor rights agreement; and a tax sharing agreement. All of these agreements, except the tax sharing agreement and the manufacturing asset lease agreement, became effective at the time of completion of the Company’s IPO in November 2005. Since the Company’s IPO, the Company has hired and continues to hire additional personnel to perform services previously provided by Cypress in preparation of the expiration of the three-year master transition services agreement.

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

For a period of three years following the Company’s November 2005 IPO or earlier if a change of control of the Company occurs, Cypress would provide these services and the Company would pay Cypress for services provided to the Company, at Cypress’ cost (which, for purposes of the master transition services agreement, will mean an appropriate allocation of Cypress’ full salary and benefits costs associated with such individuals as well as any out-of-pocket expenses that Cypress incurs in connection with providing the Company those services) or at the rate negotiated with Cypress. Cypress will have the ability to deny requests for services under this agreement if, among other things, the provisions of such services creates a conflict of interest, causes an adverse consequence to Cypress, requires Cypress to retain additional employees or other resources or the provision of such services become impracticable as a result or cause outside of the control of Cypress. In addition, Cypress will incur no liability in connection with the provision of these services. The master transition services agreement also contains provides indemnities by the Company for the benefit of Cypress.

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

The Company’s eligible employees generally will remain able to participate in Cypress’ benefit plans, as they may change from time to time. The Company will be responsible for all liabilities incurred with respect to the Cypress plans by the Company as a participating company in such plans. The Company intends to have its own benefit plans established by the time its employees are no longer eligible to participate in Cypress’ benefit plans. Once the Company has established its own benefit plans, the Company will have the ability to modify or terminate each plan in accordance with the terms of those plans and its policies. It is the Company’s intent that employees not receive duplicate benefits as a result of participation in its benefit plans and the corresponding Cypress benefit plans.

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

The indemnification and insurance matters agreement and the master transition services agreement also contains provisions governing the Company’s insurance coverage, which shall be under the Cypress insurance policies (other than our directors and officers insurance and insurance for our systems segment business, for which the Company intends to obtain its own separate policies) until the earliest of (1) a change of control of the Company occurs, which includes such time as Cypress ceases to own at least a majority of the aggregate number of shares of all classes of the Company’s common stock then outstanding, (2) the date on which Cypress’ insurance carriers do not permit the Company to remain on

Cypress policies, (3) the date on which Cypress’ cost of insurance under any particular insurance policy increases, directly or indirectly, due to the Company's inclusion or participation in such policy, (4) the date on which the Company's coverage under the Cypress policies causes a real or potential conflict of interest or hardship for Cypress, as determined solely by Cypress or (5) the date on which Cypress and the Company mutually agree to terminate this arrangement. Prior to that time, Cypress will maintain insurance policies on the Company’s behalf, and the Company shall reimburse Cypress for expenses related to insurance coverage during this period. The Company will work with Cypress to secure additional insurance if desired and cost effective.

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

The majority of these net operating loss carryforwards were created by employee stock transactions. Because there is uncertainty as to the realizability of these loss carryforwards, the portion created by employee stock transactions are not reflected on the Company’s Condensed Consolidated Balance Sheets.

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

Subject to certain caveats, Cypress has obtained a ruling from the Internal Revenue Service (“IRS”) to the effect that a distribution by Cypress of the Company’s class B common stock to Cypress stockholders will qualify as a tax-free distribution under Section 355 of the Internal Revenue Code (the “Code”) (see Note 17). Despite such ruling, the distribution may nonetheless be taxable to Cypress under Section 355(e) of the Code if 50% or more of the Company’s voting power or economic value is acquired as part of a plan or series of related transactions that includes the distribution of the Company’s stock. The tax sharing agreement includes the Company’s obligation to indemnify Cypress for any liability incurred as a result of issuances or dispositions of the Company’s stock after the distribution, other than liability attributable to certain dispositions of the Company’s stock by Cypress, that cause Cypress’ distribution of shares of the Company’s stock to its stockholders to be taxable to Cypress under Section 355(e) of the Code.

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

Note 3. BUSINESS COMBINATION, GOODWILL AND INTANGIBLE ASSETS

Business Combination

On January 8, 2008, the Company completed the acquisition of Solar Solutions, a solar systems integration and product distribution company based in Faenza, Italy. Solar Solutions was a division of Combigas S.r.l., a petroleum products trading firm. Active since 2002, Solar Solutions distributed components such as solar panels and inverters, and offered turnkey solar power systems and standard system kits via a network of dealers throughout Italy. Prior to the acquisition, Solar Solutions had been a customer of the Company since fiscal 2006. As a result of the acquisition, Solar Solutions became a wholly-owned subsidiary of the Company. In connection with the acquisition, the Company changed Solar Solutions’ name to SunPower Italia S.r.l. (“SunPower Italia”). The acquisition of SunPower Italia was not material to the Company’s financial position or results of operations.

Goodwill

The following table presents the changes in the carrying amount of goodwill under the Company's reportable business segments:

(In thousands)	Components Business Segment	Systems Business Segment	Total
As of December 30, 2007	$2,883	$181,801	$184,684
Goodwill acquired	10,284	—	10,284
Adjustments	923	—	923
As of March 30, 2008	$14,090	$181,801	$195,891

Changes to goodwill during the three months ended March 30, 2008 resulted from the acquisition of SunPower Italia. Approximately $10.3 million had been allocated to goodwill within the components segment, which represents the excess of the purchase price over the fair value of the underlying net tangible and intangible assets of SunPower Italia. SunPower Italia is a Euro functional currency subsidiary, therefore, the Company records a translation adjustment for the revaluation of the subsidiary’s goodwill and intangible assets into U.S. dollar. As of March 30, 2008, the cumulative translation adjustment increased the balance of goodwill by $0.7 million. Also during the three months ended March 30, 2008, the Company recorded an adjustment to increase goodwill by $0.2 million to adjust the value of acquired investments.

In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” (“SFAS No. 142”), goodwill will not be amortized but instead will be tested for impairment at least annually, or more frequently if certain indicators are present. The Company conducts its annual impairment test of goodwill as of the Sunday closest to the end of the third calendar quarter of each year. Based on its last impairment test as of September 30, 2007, the Company determined there was no impairment. There were no events or circumstances from that date through March 30, 2008 indicating that an interim assessment was necessary. In the event that management determines that the value of goodwill has become impaired, the Company will incur an accounting charge for the amount of the impairment during the fiscal quarter in which the determination is made.

Intangible Assets

The following tables present details of the Company's acquired identifiable intangible assets:

(In thousands)	Gross	Accumulated Amortization	Net
As of March 30, 2008
Patents and purchased technology	$51,398	$(23,303)	$28,095
Tradenames	2,215	(1,018)	1,197
Backlog	11,787	(11,787)	—
Customer relationships and other	25,477	(5,244)	20,233
	$90,877	$(41,352)	$49,525

As of December 30, 2007
Patents and purchased technology	$51,398	$(20,630)	$30,768
Tradenames	1,603	(808)	795
Backlog	11,787	(11,460)	327
Customer relationships and other	23,193	(4,137)	19,056
	$87,981	$(37,035)	$50,946

In connection with the acquisition of SunPower Italia, the Company recorded $2.7 million of intangible assets and $0.2 million of cumulative translation adjustment for acquired intangibles in the first quarter of fiscal 2008. In connection with the acquisition of SP Systems, the Company recorded $79.5 million of intangible assets in the first quarter of fiscal 2007, of which $15.5 million was related to the PowerLight tradename. The determination of the fair value and useful life of the tradename was based on the Company’s strategy of continuing to market its systems products and services under the PowerLight brand. Based on the Company’s change in branding strategy and changing PowerLight’s name to SunPower Corporation, Systems, during the quarter ended July 1, 2007, the Company recognized an impairment charge of $14.1 million, which represented the net book value of the PowerLight tradename.

All of our acquired identifiable intangible assets are subject to amortization. Aggregate amortization expense for intangible assets totaled $4.3 million and $6.9 million for the three months ended March 30, 2008 and April 1, 2007, respectively. As of March 30, 2008, the estimated future amortization expense related to intangible assets is as follows (in thousands):

2008 (remaining nine months)	$12,039
2009	15,420
2010	13,907
2011	4,137
2012	3,917
Thereafter	105
$49,525

Note 4. BALANCE SHEET COMPONENTS

(In thousands)	March 30, 2008	December 30, 2007
Costs and estimated earnings in excess of billings on contracts in progress and billings in excess of costs and estimated earnings on contracts in progress consists of the following:
Costs and estimated earnings in excess of billings on contracts in progress	$61,675	$39,136
Billings in excess of costs and estimated earnings on contracts in progress	28,251	69,900
	$33,424	$(30,764)

Costs incurred to date on contracts in progress	$540,870	$481,340
Estimated earnings to date	170,053	145,643
Contract revenue earned to date	710,923	626,983
Less: Billings to date, including earned incentive rebates, on contracts in progress	(677,499)	(657,747)
	$33,424	$(30,764)
Inventories:
Raw materials*	$95,189	$89,604
Work-in-process	4,549	2,027
Finished goods	88,465	48,873
	$188,203	$140,504
* In addition to polysilicon and other raw materials for solar cell manufacturing, raw materials includes solar panels purchased from third-party vendors and installation materials for systems projects.

Prepaid expenses and other current assets:
VAT receivable, current portion	$29,007	$7,266
Deferred tax asset, current portion	8,438	8,437
Prepaid materials	1,523	4,652
Other receivables	10,340	9,946
Other prepaid expenses	6,035	2,809
	$55,343	$33,110
Property, plant and equipment, net:
Land and buildings	$7,482	$7,482
Manufacturing equipment	238,858	194,963
Manufacturing equipment held for sale**	768	—
Computer equipment	13,843	12,399
Furniture and fixtures	3,607	2,648
Leasehold improvements	123,603	113,801
Construction-in-process (manufacturing facility in the Philippines)	95,037	99,945
	483,198	431,238
Less: Accumulated depreciation***	(63,074)	(53,244)
	$420,124	$377,994

(In thousands)	March 30, 2008	December 30, 2007
** During the three-month period ended March 30, 2008, certain manufacturing equipment with a net book value of $4.1 million were replaced with new processes. The Company determined that the expected realizable value for the resale of such manufacturing equipment is $0.8 million, therefore, the Company incurred an impairment charge of $3.3 million in the first quarter of fiscal 2008.

*** Total depreciation expense was $10.1 million and $5.6 million for the three months ended March 30, 2008 and April 1, 2007, respectively.

Other long-term assets:
VAT receivable, net of current portion	$17,968	$24,269
Investment in joint venture	11,473	5,304
Other	3,786	2,401
	$33,227	$31,974
Accrued liabilities:
VAT payable	$17,649	$18,138
Employee compensation and employee benefits	13,945	15,338
Income taxes payable	11,760	11,106
Warranty	12,194	10,502
Foreign exchange derivative liability	13,956	8,920
Unearned income	2,357	159
Solar renewable energy certificates purchase obligations	460	571
Royalty obligations	284	275
Other	15,028	14,425
	$87,633	$79,434

Note 5. INVESTMENTS

On December 31, 2007, the Company adopted SFAS No. 157, which refines the definition of fair value, provides a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy assigns the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities ("Level 1") and the lowest priority to unobservable inputs ("Level 3"). Level 2 measurements are inputs that are observable for assets or liabilities, either directly or indirectly, other than quoted prices included within Level 1. The following table presents information about the Company’s available-for-sale securities measured at fair value on a recurring basis as of March 30, 2008 and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value in accordance with the provisions of SFAS No. 157:

(In thousands)	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of March 30, 2008
Asset
Money market securities	$165,075	$—	$—	$165,075
Corporate securities	—	45,038	37,605	82,643
Commercial paper	—	38,493	—	38,493
Total available-for-sale securities	$165,075	$83,531	$37,605	286,211

Available-for-sale securities utilizing Level 3 inputs to determine fair value are comprised of auction rate securities which are bought and sold in the marketplace through a bidding process sometimes referred to as a “Dutch auction,” and which are classified as short-term investments or long-term investments and carried at their market values. After the initial issuance of the auction rate securities, the interest rate on the securities resets periodically, at intervals set at the time of issuance (e.g., every seven, twenty-eight, or thirty-five days; every six-months; etc.), based on the market demand at the reset period. The “stated” or “contractual” maturities for these securities generally are between 20 to 30 years. The Company classifies auction rate securities as available-for-sale securities under SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” (“SFAS No. 115”).

At March 30, 2008, the Company had $37.6 million invested in auction rate securities as compared to $50.8 million invested in auction rate securities at December 30, 2007. These auction rate securities are typically over collateralized and secured by pools of student loans originated under the Federal Family Education Loan Program (“FFELP”) that are guaranteed by the U.S. Department of Education, and insured. In addition, all auction rate securities held are rated by one or more of the Nationally Recognized Statistical Rating Organizations (“NRSRO”) as triple-A. Beginning in February 2008, the auction rate securities market experienced a significant increase in the number of failed auctions, resulting from a lack of liquidity, which occurs when sell orders exceed buy orders, and does not necessarily signify a default by the issuer.

As of May 9, 2008, all auction rate securities invested in at March 30, 2008 had failed to clear at auctions. For failed auctions, the Company continues to earn interest on these investments at the maximum contractual rate as the issuer is obligated under contractual terms to pay penalty rates should auctions fail. Historically, failed auctions have rarely occurred, however, such failures could continue to occur in the future. In the event the Company needs to access these funds, the Company will not be able to do so until a future auction is successful, the issuer redeems the securities, a buyer is found outside of the auction process or the securities mature. Accordingly, auction rate securities at March 30, 2008 and December 30, 2007 that were not sold in a subsequent period totaling $37.6 million and $29.1 million, respectively, are classified as long-term investments on the Condensed Consolidated Balance Sheets, because they are not expected to be used to fund current operations and consistent with the stated contractual maturities of the securities.

The Company determined that use of a valuation model was the best available technique for measuring the fair value of its auction rate securities. The Company used an income approach valuation model to estimate the price that would be received to sell its securities in an orderly transaction between market participants ("exit price") as of March 30, 2008. The exit price was derived as the weighted average present value of expected cash flows over various periods of illiquidity, using a risk adjusted discount rate that was based on the credit risk and liquidity risk of the securities.  While the valuation model was based on both Level 2 (credit quality and interest rates) and Level 3 inputs, the Company determined that the Level 3 inputs were the most significant to the overall fair value measurement, particularly the estimates of risk adjusted discount rates and ranges of expected periods of illiquidity. The valuation model also reflected the Company's intention to hold its auction rate securities until they can be liquidated in a market that facilitates orderly transactions. The following key assumptions were used in the valuation model:

•	5 years to liquidity;
•	continued receipt of contractual interest which provides a premium spread for failed auctions; and
•	discount rates ranging from 3.8% to 5.9%, which incorporate a spread for both credit and liquidity risk.

Based on these assumptions, the Company estimated that the auction rate securities would be valued at approximately 96% of their stated par value, representing a decline in value of approximately $1.4 million. The following table provides a summary of changes in fair value of the Company’s available-for-sale securities utilizing Level 3 inputs as of March 30, 2008:

(In thousands)	Auction Rate Securities
Balance at December 31, 2007	$—
Transfers from Level 2 to Level 3	29,050
Purchases of auction rate securities	10,000
Unrealized loss included in other comprehensive income	(1,445)
Balance at March 30, 2008	$37,605

    The following table summarizes the fair value and gross unrealized losses of the Company’s available-for-sale securities, aggregated by type of investment instrument and length of time that individual securities have been in a continuous unrealized loss position:

	As of March 30, 2008
	Less than 12 Months		12 Months or Greater		Total
(In thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Corporate securities	$75,870	$(1,540)	$—	$—	$75,870	$(1,540)

	As of December 30, 2007
	Less than 12 Months		12 Months or Greater		Total
(In thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Corporate securities	$25,536	$(50)	$—	$—	$25,536	$(50)
Commercial paper	24,002	(2)	—	—	24,002	(2)
	$49,538	$(52)	$—	$—	$49,538	$(52)

    Of the $1.5 million gross unrealized losses of the Company’s corporate securities, $1.4 million resulted from the decline in the estimated fair value of auction rate securities primarily due to their lack of liquidity. The decline in fair value for the remaining available-for-sale securities was primarily related to changes in interest rates. The Company has concluded that no other-than-temporary impairment losses occurred in the three months ended March 30, 2008 because the lack of liquidity in the market for auction rate securities and changes in interest rates are considered temporary in nature for which the Company has recorded an unrealized loss within comprehensive income (loss), a component of stockholders' equity. The Company has the ability and intent to hold these securities until a recovery of fair value. In addition, the Company evaluated the near-term prospects of the available-for-sale securities in relation to the severity and duration of the impairment. Based on that evaluation and the Company’s ability and intent to hold these investments for a reasonable period of time, the Company did not consider these investments to be other-than-temporarily impaired. If it is determined that the fair value of these securities is other-than-temporarily impaired, the Company would record a loss in its Condensed Consolidated Statements of Operations in the future, which could be material.

The classification and contractual maturities of available-for-sale securities is as follows:

(In thousands)	March 30, 2008	December 30, 2007
Included in:
Cash equivalents	$61,638	$249,582
Short-term restricted cash*	30,727	—
Short-term investments	63,531	105,453
Long-term restricted cash*	92,710	67,887
Long-term investments	37,605	29,050
	$286,211	$451,972
Contractual maturities:
Due in less than one year	$150,600	$396,228
Due from one to two years **	7,278	4,994
Due from two to 30 years	128,333	50,750
	$286,211	$451,972
*	The Company provided security for advance payments received from customers.
**	The Company classifies all available-for-sale securities that are intended to be available for use in current operations as short-term investments.

Note 6. ADVANCES TO SUPPLIERS

The Company has entered into agreements with various polysilicon, ingot, wafer, solar cells and solar module vendors and manufacturers. These agreements specify future quantities and pricing of products to be supplied by the vendors for periods up to 12 years. Certain agreements also provide for penalties or forfeiture of advanced deposits in the event the Company terminates the arrangements (see Note 8).

Furthermore, under certain of these agreements, the Company is required to make prepayments to the vendors over the terms of the arrangements. In January 2008, the Company paid an advance of 1.6 million Euros (approximately $2.4 million) in accordance with the terms of an existing supply agreement. As of March 30, 2008, advances to suppliers totaled $164.7 million, the current portion of which is $59.6 million.

The Company’s future prepayment obligations related to these agreements as of March 30, 2008 are as follows (in thousands):

2008 (remaining nine months)	$56,040
2009	78,006
2010	59,642
2011	19,792
$213,480

Note 7. STOCK-BASED COMPENSATION

    During the preparation of its Condensed Consolidated Financial Statements for the three-month period ended March 30, 2008, the Company identified errors in its financial statements related to the year ended December 30, 2007, which resulted in $1.3 million overstatement of stock-based compensation expense. The Company corrected these errors in its Condensed Consolidated Financial Statements for the three-month period ended March 30, 2008, which resulted in a $1.3 million credit to income before income taxes and net income. The out-of-period effect is not expected to be material to estimated full-year 2008 results, and, accordingly has been recognized in accordance with APB 28, Interim Financial Reporting, paragraph 29 as the error is not material to any financial statements of prior periods.

The following table summarizes the consolidated stock-based compensation expense, by type of awards:

	Three Months Ended
(In thousands)	March 30, 2008	April 1, 2007
Employee stock options	$1,187	$4,746
Restricted stock	7,901	1,254
Shares released from re-vesting restrictions	6,006	4,722
Change in stock-based compensation capitalized in inventory	(586)	(119)
Total stock-based compensation expense	$14,508	$10,603

In connection with the acquisition of SP Systems on January 10, 2007, 1.1 million shares of the Company’s class A common stock and 0.5 million stock options issued to employees of SP Systems, which were valued at $60.4 million, are subject to certain transfer restrictions and a repurchase option by the Company. As the re-vesting restrictions of these shares lapse over the two-year period beginning on the date of acquisition, the fair value of the shares is being expensed over a two-year period. Shares released from such re-vesting restrictions are included in stock-based compensation expense per the table above.

The following table summarizes the consolidated stock-based compensation expense by line items in the Condensed Consolidated Statements of Operations:

	Three Months Ended
(In thousands)	March 30, 2008	April 1, 2007
Cost of systems revenue	$2,511	$1,997
Cost of components revenue	1,203	253
Research and development	811	501
Sales, general and administrative	9,983	7,852
Total stock-based compensation expense before income taxes	14,508	10,603
Tax effect on stock-based compensation expense	—	—
Total stock-based compensation expense after income taxes	$14,508	$10,603

SFAS No. 123(revised 2004), “Share-Based Payment,” (“SFAS No. 123(R)”), requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

Consolidated net cash proceeds from the issuance of shares under the Company’s employee stock plans were $1.1 million and $2.0 million for the three months ended March 30, 2008 and April 1, 2007, respectively. The Company recognized an income tax benefit from stock option exercises of $4.4 million during the three months ended March 30, 2008. No income tax benefit was realized from stock option exercises during the three months ended April 1, 2007. As required, the Company presents excess tax benefits from the exercise of stock options, if any, as financing cash flows rather than operating cash flows.

The following table summarizes the unrecognized stock-based compensation cost by type of awards:

(In thousands, except years)	As of March 30, 2008	Weighted-Average Amortization Period (in years)
Stock options	$11,630	1.3
Restricted stock	84,355	3.0
Shares subject to re-vesting restrictions	21,429	0.7
Total unrecognized stock-based compensation cost	$117,414

The Company recognizes its stock-based compensation cost on a straight-line recognition basis, except for stock options issued prior to the adoption of SFAS No. 123(R), which are recognized on an accelerated recognition basis. Additionally, the Company issues new shares upon option exercises by employees.

Valuation Assumptions

The Company estimates the fair value of its stock-based awards using the Black-Scholes valuation model (the "Black-Scholes model"). The determination of fair value of share-based payment awards on the date of grant using the Black-Scholes model is affected by the stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviors.

Assumptions used in the determination of fair value of share-based payment awards using the Black-Scholes model were as follows:

Three Months Ended
April 1, 2007
Expected term	6.5 years
Risk-free interest rate	4.68%
Volatility	51%
Dividend yield	0%

No stock options were granted in the three months ended March 30, 2008.

For the Three Months Ended April 1, 2007:

The Company utilized the simplified method under the provisions of Staff Accounting Bulletin No. 107 (“SAB No. 107”) for estimating expected term, instead of its historical exercise data. The Company elected not to base the expected term on historical data because of the significant difference in its status before and after the effective date of SFAS No. 123(R). The Company was a privately-held company until its IPO, and the only available liquidation event for option holders was Cypress’s buyout of minority interests in November 2004. At all other times, optionees could not cash out on their vested options. From the time of the Company’s IPO in November 2005 through May 2006 when lock-up restrictions expired, a majority of the optionees were unable to exercise and sell vested options.

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

Equity Incentive Programs

Amended and Restated 2005 Stock Incentive Plan:

In May 2007, the Company’s stockholders approved an increase in the number of shares available for grant under the Company’s Amended and Restated 2005 Stock Incentive Plan of 925,000 shares under which the Company may issue incentive or non-statutory stock options, restricted stock awards, restricted stock units, or stock appreciation rights to directors, employees and consultants. The majority of shares issued are net of the minimum statutory withholding requirements that the Company pays on behalf of its employees. During the first fiscal quarter in 2008, the Company withheld approximately 37,000 shares to satisfy $3.3 million of employees’ tax obligations. The Company paid this amount in cash to the appropriate taxing authorities. Although shares withheld are not issued, they are treated as common stock repurchases for accounting and disclosure purposes, as they reduce the number of shares that would have been issued upon vesting.

The following table summarizes the Company’s stock option activities:

	Three Months Ended March 30, 2008
	Shares (in thousands)	Weighted- Average Exercise Price Per Share
Outstanding as of December 30, 2007	3,701	$5.44
Granted	—	—
Exercised	(449)	2.53
Forfeited	(27)	5.48
Outstanding as of March 30, 2008	3,225	5.85
Exercisable as of March 30, 2008	1,283	3.97

The following table summarizes the Company’s non-vested stock options and restricted stock activities thereafter:

	Stock Options		Restricted Stock Awards and Units
	Shares (in thousands)	Weighted- Average Exercise Price Per Share	Shares (in thousands)	Weighted- Average Grant Date Fair Value Per Share
Outstanding as of December 30, 2007	2,454	$6.29	1,174	$68.74
Granted	—	—	235	77.31
Vested*	(485)	3.16	(120)	52.61
Forfeited	(27)	5.48	(11)	75.98
Outstanding as of March 30, 2008	1,942	7.08	1,278	76.97

* Restricted stock awards and units vested includes shares withheld on behalf of employees to satisfy the minimum statutory tax withholding requirements.

Information regarding the Company’s outstanding stock options as of March 30, 2008 was as follows:

		Options Outstanding				Options Exercisable
Range of Exercise Price		Shares (in thousands)	Weighted- Average Remaining Contractual Life (in years)	Weighted- Average Exercise Price per Share	Aggregate Intrinsic Value (in thousands)	Shares (in thousands)	Weighted- Average Remaining Contractual Life (in years)	Weighted- Average Exercise Price per Share	Aggregate Intrinsic Value (in thousands)
$0.04—	0.75	515	3.9	$0.31	$37,773	270	4.6	$0.46	$19,761
0.88—	2.66	195	6.6	2.08	13,955	57	6.2	1.95	4,084
3.30—	4.95	1,818	6.6	3.33	127,812	819	6.6	3.31	57,566
7.00—	16.20	347	7.4	8.46	22,598	94	7.4	8.64	6,085
17.00—	56.20	350	8.3	26.59	16,457	43	8.2	30.87	1,851
		3,225			$218,595	1,283			$89,347

The aggregate intrinsic value in the preceding table represents the total pre-tax intrinsic value, based on the Company’s closing stock price of $73.63 at March 30, 2008, which would have been received by the option holders had all option holders exercised their options as of that date. The total number of in-the-money options exercisable was 1.3 million shares as of March 30, 2008.

Stock Unit Plan:

As of March 30, 2008, the Company has granted approximately 236,000 stock units to 2,200 employees in the Philippines at an average unit price of $39.80 in relation to its 2005 Stock Unit Plan, under which participants are awarded the right to receive cash payments from the Company in an amount equal to the appreciation in the Company’s common stock between the award date and the date the employee redeems the award. A maximum of 300,000 stock units may be subject to stock unit awards granted under the 2005 Stock Unit Plan. Pursuant to a voluntary exchange offer conducted in November 2007, approximately 53,000 stock units were exchanged for approximately 32,000 restricted stock units issued under the Company’s Amended and Restated 2005 Stock Incentive Plan. For the three months ended March 30, 2008 and April 1, 2007, total compensation expense associated with the 2005 Stock Unit Plan was zero and $0.4 million, respectively.

Note 8. COMMITMENTS AND CONTINGENCIES

Operating Lease Commitments

The Company leases its San Jose, California facility under a non-cancelable operating lease from Cypress, which expires in April 2011 (see Note 2). The lease requires the Company to pay property taxes, insurance and certain other costs. In addition, the Company leases its Richmond, California facility under a non-cancelable operating lease from an unaffiliated third party, which expires in September 2018. Through the quarter ended March 30, 2008, the Company also leased its first solar cell manufacturing facility in the Philippines from Cypress, under a lease which expires in July 2021 (see Note 2). In December 2005, the Company entered into a 5-year operating lease from an unaffiliated third party for a second solar cell manufacturing facility in the Philippines. The Company also has various lease arrangements, including its European headquarters located in Geneva, Switzerland under a lease that expires in September 2012, as well as sales and support offices in Southern California, New Jersey, Germany, Spain, Italy and South Korea, all of which are leased from unaffiliated third parties. Future minimum obligations under all non-cancelable operating leases as of March 30, 2008 are as follows (in thousands):

2008 (remaining nine months)	$3,654
2009	5,203
2010	5,505
2011	4,350
2012	3,988
Thereafter	23,933
$46,633

Rent expense, including the rent paid to Cypress for the San Jose, California facility and the wafer fabrication facility in the Philippines (see Note 2), was $1.9 million and $0.6 million for the three months ended March 30, 2008 and April 1, 2007, respectively.

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

The Company also has agreements with several suppliers, including joint ventures, for the procurement of polysilicon, ingots, wafers, solar cells and solar panels which specify future quantities and pricing of products to be supplied by the vendors for periods up to 12 years and provide for certain consequences, such as forfeiture of advanced deposits and liquidated damages relating to previous purchases, in the event that the Company terminates the arrangements (see Note 6).

At March 30, 2008, total obligations related to such supplier agreements was $3.6 billion and non-cancelable purchase orders related to equipment and building improvements totaled approximately $151.7 million. In addition, the Company has entered into agreements to purchase solar renewable energy certificates (“SRECs”) from solar installation owners in New Jersey. The Company primarily sells SRECs to entities that must either retire a certain volume of SRECs each year or face much higher alternative compliance payments. At March 30, 2008, total obligations related to future purchases of SRECs was $1.6 million.

Future minimum obligations under supplier agreements, non-cancelable purchase orders and SRECs as of March 30, 2008 are as follows (in thousands):

2008	$364,001
2009	431,540
2010	531,510
2011	542,176
2012	343,348
Thereafter	1,527,346
$3,739,921

 Joint Ventures

Woongjin Energy Co., Ltd (“Woongjin Energy”)

In the third quarter of fiscal 2006, the Company entered into an agreement with Woongjin Coway Co., Ltd. (“Woongjin”), a provider of environmental products located in Korea, to form Woongjin Energy, a joint venture to manufacture monocrystalline silicon ingots. Under the joint venture, the Company and Woongjin have funded the joint venture through capital investments. In addition, Woongjin Energy obtained a $33.0 million loan originally guaranteed by Woongjin. The Company will supply polysilicon and technology required for the silicon ingot manufacturing to the joint venture, and the Company will procure the manufactured silicon ingots from the joint venture under a five-year agreement. Woongjin Energy began manufacturing in the third quarter of fiscal 2007.

In October 2007, the Company entered into an agreement with Woongjin and Woongjin Holdings Co., Ltd. (“Woongjin Holdings”), whereby Woongjin transferred its equity investment held in Woongjin Energy to Woongjin Holdings and Woongjin Holdings assumed all rights and obligations formerly owned by Woongjin under the joint venture agreement described above, including the $33.0 million loan guarantee. In January 2008, the Company and Woongjin Holdings provided Woongjin Energy with additional funding through capital investments in which the Company invested an additional $5.4 million in the joint venture.

As of March 30, 2008, the Company had a $10.4 million minority investment in the joint venture on the Condensed Consolidated Balance Sheets which consisted of a 27.4% equity investment valued at $7.1 million and a $3.3 million convertible note that is convertible at the Company’s option into an additional 12.6% equity ownership in the joint venture. As of December 30, 2007, the Company had a $4.4 million minority investment in the joint venture on the Condensed Consolidated Balance Sheets which consisted of a 19.9% equity investment valued at $1.1 million and a $3.3 million convertible note that is convertible at the Company’s option into an additional 20.1% equity ownership in the joint venture. The Company accounted for its joint venture in Woongjin Energy using the equity method of accounting, in which the entire minority investment is classified as “Other long-term assets” in the Condensed Consolidated Balance Sheets and the Company’s share of Woongjin Energy’s income totaling $0.5 million and zero for the three months ended March 30, 2008 and April 1, 2007, respectively, is included in “Other income, net” in the Condensed Consolidated Statements of Operations. Neither party has contractual obligations to provide any additional funding to the joint venture.

First Philec Solar Corporation (“First Philec Solar”)

In October 2007, the Company entered into an agreement with First Philippine Electric Corporation (“First Philec”) to form First Philec Solar, a joint venture to provide wafer slicing services of silicon ingots to the Company. Under the joint venture, the Company and First Philec have funded the joint venture through capital investments. The Company will supply silicon ingots and technology required for the slicing of silicon to the joint venture, and the Company will procure the silicon wafers from the joint venture under a five-year wafering supply and sales agreement. This joint venture will operate in the Philippines and is expected to become operational in the second half of 2008.

As of March 30, 2008, the Company had a $1.1 million minority investment in the joint venture on the Condensed Consolidated Balance Sheets which consisted of a 20.0% equity investment. As of December 30, 2007, the Company had a $0.9 million minority investment in the joint venture on the Condensed Consolidated Balance Sheets which consisted of a 16.9% equity investment. The Company accounted for its joint venture using the equity method of accounting, in which the entire minority investment is classified as “Other long-term assets” in the Condensed Consolidated Balance Sheets. As of March 30, 2008, the joint venture was in the development stage and had no operations.

The Company periodically evaluates the qualitative and quantitative attributes of the joint ventures to determine whether the joint ventures need to be consolidated into the Company’s financial statements.

NorSun AS (“NorSun”)

In January 2008, the Company entered into an Option Agreement with NorSun pursuant to which the Company will deliver cash advance payments to NorSun for the purchase of polysilicon under a long-term polysilicon supply agreement with NorSun, which NorSun will use to partly fund its portion of the equity investment in the joint venture with Swicorp Joussour Company and Chemical Development Company for the construction of a new polysilicon manufacturing facility in Saudi Arabia. The Company will provide a letter of credit or deposit funds in an escrow account to secure NorSun’s right to such advance payments. NorSun will initially hold a fifty percent equity interest in the joint venture. Under the terms of the Option Agreement, the Company may exercise a call option and apply the advance payments to purchase half, subject to certain adjustments, of NorSun’s fifty percent equity interest in the joint venture. The Company may exercise its option at any time until six months following the commercial operation of the Saudi Arabian polysilicon manufacturing facility. The Option Agreement also provides NorSun an option to put half, subject to certain adjustments, of its fifty percent equity interest in the joint venture to the Company. NorSun’s option is exercisable commencing July 1, 2009 through six months following commercial operation of the polysilicon manufacturing facility. The Company accounts for the put and call options as one instrument, which will be measured at fair value at each reporting period. The changes in the fair value of the combined option will be recorded as other income in the Condensed Consolidated Statements of Operations. The fair value of the combined option at March 30, 2008 was not material.

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

The Company generally warrants or guarantees systems installed for a period of five years. The Company’s estimated warranty cost for each project is accrued and the related costs are charged against the warranty accrual when incurred. It is not possible to predict the maximum potential amount of future warranty-related expenses under these or similar contracts due to the conditional nature of the Company’s obligations and the unique facts and circumstances involved in each particular contract. Historically, warranty costs related to contracts have been within management’s expectations.

Provisions for warranty reserves charged to cost of revenue were $4.9 million and $4.1 million during the three-month periods ended March 30, 2008 and April 1, 2007, respectively. Activity within accrued warranty for the three months ended March 30, 2008 and April 1, 2007 is summarized as follows:

(In thousands)	March 30, 2008	April 1, 2007
Balance at the beginning of the period	$17,194	$3,446
SP Systems accrued balance at date of acquisition	—	6,542
Accruals for warranties issued during the period	4,899	4,147
Settlements made during the period	(2,576)	(575)
Balance at the end of the period	$19,517	$13,560

The accrued warranty balance at March 30, 2008 and December 30, 2007 includes $7.3 million and $6.7 million, respectively, of accrued costs primarily related to servicing the Company’s obligations under long-term maintenance contracts entered into under the systems segment and the balance is included in “other long-term liabilities” in the Condensed Consolidated Balance Sheets.

FIN 48 Uncertain Tax Positions

As of March 30, 2008 and December 30, 2007, total liabilities associated with FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, and Related Implementation Issues,” (“FIN 48”), uncertain tax positions were $4.6 million and $4.1 million, respectively, none of which was included in "Accrued liabilities" on the Condensed Consolidated Balance Sheets, as it is not expected to be paid within the next twelve months. Total liabilities associated with uncertain tax positions of $4.6 million and $4.1 million is included in "Other long-term liabilities" on our Condensed Consolidated Balance Sheets at March 30, 2008 and December 30, 2007, respectively. Due to the complexity and uncertainty associated with our tax positions, the Company cannot make a reasonably reliable estimate of the period in which cash settlement will be made for our liabilities associated with uncertain tax positions in "Other long-term liabilities."

Royalty Obligations

As of January 10, 2007, the Company assumed certain royalty obligations related to existing agreements entered into by PowerLight before the date of acquisition. In September 2002, PowerLight entered into a Technology Assignment and Services Agreement and other ancillary agreements,  subsequently amended in December 2005, with Jefferson Shingleton and MaxTracker Services, LLC, a New York limited liability company controlled by Mr. Shingleton. Under the agreements, the PowerTracker®, now referred to as SunPower™ Tracker, was acquired through an assignment and acquisition of the patents associated with the product from Mr. Shingleton and the Company is obligated to pay Mr. Shingleton royalties on the tracker systems that it sells. In addition, several of the systems segment’s government awards require the Company to pay royalties based on specified formulas related to sales of products developed or enhanced from such government awards. For the three months ended March 30, 2008 and April 1, 2007, the Company incurred royalty expense totaling $0.6 million and $0.7 million, respectively, which was charged to cost of systems revenue. As of March 30, 2008 and December 30, 2007, the Company’s royalty liabilities totaled $0.3 million.

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

Note 9. LINE OF CREDIT

In December 2005, the Company entered into a $25.0 million three-year revolving credit facility with affiliates of Credit Suisse and Lehman Brothers, of which there were no borrowings ever made under the facility. The Company terminated its agreement with affiliates of Credit Suisse and Lehman Brothers in July 2007.

In connection with the SP Systems acquisition on January 10, 2007, the Company assumed a line of credit SP Systems had with Union Bank of California, N.A. (“UBOC”) with an outstanding balance of approximately $3.6 million. During the first quarter of fiscal 2007, the Company paid off the outstanding balance in full.

Also on January 10, 2007, the Company amended and restated the loan agreement with UBOC. The amended and restated loan agreement provided for a $10.0 million trade finance credit facility, which was scheduled to expire on April 30, 2007. This facility allowed the Company to issue commercial and standby letters of credit, but did not provide for any loans. All of the assets of SP Systems secured this trade finance facility. In addition, the agreement required that SP Systems maintain cash equal to the value of letters of credit outstanding in restricted accounts as collateral for letters of credit issued by the bank. In April 2007, the Company amended the loan agreement to, among other things, extend the maturity date to July 31, 2007, and remove the requirement to have cash collateral for letters of credit. The Company guaranteed $10.5 million in connection with the April 2007 amendment including the $10.0 million trade credit facility and a separate $0.5 million credit card facility through UBOC. The Company’s line of credit with UBOC expired on July 31, 2007.

In July 2007, the Company entered into a credit agreement with Wells Fargo that replaced the credit lines with Credit Suisse, Lehman Brothers and UBOC. The Company has entered into amendments to the credit agreement from time to time. As of March 30, 2008, the credit agreement provides for a $50.0 million unsecured revolving credit line, with a $50.0 million unsecured letter of credit subfeature, and a separate $50.0 million secured letter of credit facility. The Company may borrow up to $50.0 million and request that Wells Fargo issue up to $50.0 million in letters of credit under the unsecured letter of credit subfeature through July 31, 2008. Letters of credit issued under the subfeature reduce the Company’s borrowing capacity under the revolving credit line. The Company may request that Wells Fargo issue up to $50.0 million in letters of credit under the secured letter of credit facility through July 31, 2012. As detailed in the agreement, the Company will pay interest on outstanding borrowings and a fee for outstanding letters of credit. The Company has the ability at any time to prepay outstanding loans. All borrowings must be repaid by July 31, 2008, and all letters of credit issued under the unsecured letter of credit subfeature expire on or before July 31, 2008 unless the Company provides by such date collateral in the form of cash or cash equivalents in the aggregate amount available to be drawn under letters of credit outstanding at such time (these dates were subsequently extended as described below). All letters of credit issued under the secured letter of credit facility expire no later than July 31, 2012. The Company concurrently entered into a security agreement with Wells Fargo, granting a security interest in a deposit account to secure its obligations in connection with any letters of credit that might be issued under the credit agreement. In connection with the credit agreement, SunPower North America, Inc., a wholly-owned subsidiary of the Company, and SP Systems, another wholly-owned subsidiary of the Company, entered into an associated continuing guaranty with Wells Fargo. The terms of the credit agreement include certain conditions to borrowings, representations and covenants, and events of default customary for financing transactions of this type.

For the year ended December 30, 2007, the Company was not compliant with two debt covenants. The Company had failed to deliver in a timely manner a certificate of the chief executive officer or chief financial officer that the financial statements in its prior Quarterly Report on Form 10-Q were accurate and that there existed no event of default with debt covenants. The Company also entered into corporate guaranties on construction project deals in Europe that exceeded the allowed amount under the debt covenants. In January 2008, the Company entered into an agreement with Wells Fargo to amend the existing credit agreement. Under the amended credit agreement, Wells Fargo waived compliance requirements with certain restrictive covenants, including the prohibition against the Company providing corporate guaranties supporting contracts between its subsidiaries and third parties. In exchange for waiving compliance with such restrictive covenants, the Company agreed to maintain a balance of funds in a deposit account with Wells Fargo, in an amount no less than the aggregate outstanding indebtedness owed by the Company to Wells Fargo under both the line of credit, including its letter of credit subfeature, and the letter of credit line, as collateral securing such outstanding indebtedness. Had Wells Fargo not waived this violation, the Company would have been in default of its debt covenants and the Company may have been required to immediately repay the aggregate outstanding indebtedness owed by the Company to Wells Fargo under both the line of credit, including its letter of credit subfeature, and the letter of credit line.

As of March 30, 2008 and December 30, 2007, 8 letters of credit totaling $46.3 million and 4 letters of credit totaling $32.0 million, respectively, were issued by Wells Fargo under the unsecured letter of credit subfeature. As of March 30, 2008, 17 letters of credit totaling $52.3 million were issued by Wells Fargo under the secured letter of credit facility, exceeding the amount the Company may request Wells Fargo to issue under the credit agreement by $2.3 million. On March 27, 2008, Wells Fargo issued an additional secured letter of credit outside of the line totaling $4.8 million as temporary accommodation while the Company negotiated amended terms of the credit agreement with Wells Fargo. As of December 30, 2007, 8 letters of credit totaling $47.9 million were issued by Wells Fargo under the secured letter of credit facility. On March 30, 2008 and December 30, 2007, cash available to be borrowed under the unsecured revolving credit line was $3.7 million and $18.0 million, respectively, and includes letter of credit capacities available to be issued by Wells Fargo under the unsecured letter of credit subfeature of $3.7 million and $8.0 million, respectively. Letters of credit available under the secured letter of credit facility at March 30, 2008 and December 30, 2007 totaled zero and $2.1 million, respectively.

On April 4, 2008, the Company entered into an amendment to the credit agreement with Wells Fargo that increased the amount available under the secured letter of credit facility from $50.0 million to $150.0 million, extended the expiration date of the unsecured revolving credit line from July 31, 2008 to April 4, 2009, and modified certain restrictive covenants. In addition, the Company granted to Wells Fargo a security interest in a securities account to secure its obligations in connection with any letters of credit that might be issued under the secured letter of credit line and SunPower Systems SA, an indirect wholly-owned subsidiary of the Company, entered into an associated continuing guaranty with Wells Fargo. As a result of the increased availability in the secured letter of credit facility, the $4.8 million secured letter of credit that was previously issued outside the line as temporary accommodation was reclassified as a letter of credit under the secured letter of credit facility.

Until April 4, 2009, the Company may borrow up to $50.0 million under the credit agreement’s unsecured line of credit and request that Wells Fargo issue up to $50.0 million in letters of credit under the unsecured letter of credit subfeature, provided that any letters of credit issued and outstanding under the unsecured letter of credit subfeature will reduce the Company’s borrowing capacity. Until July 31, 2012, the Company may request that Wells Fargo issue up to $150.0 million in letters of credit under the credit agreement’s secured letter of credit line. As detailed in the credit agreement, the Company will pay interest on outstanding borrowings and a fee for issued and outstanding letters of credit. The Company has the ability at any time to prepay outstanding loans. All borrowings must be repaid by April 4, 2009, and all letters of credit issued under the unsecured letter of credit subfeature expire on or before April 4, 2009 unless the Company provides by such date collateral in the form of cash or cash equivalents in the aggregate amount available to be drawn under letters of credit outstanding at such time. All letters of credit issued under the secured letter of credit line expire no later than July 31, 2012. The loan documents include certain conditions to borrowings, representations and covenants, and events of default customary for financing transactions of this type (see Note 17).

Note 10. SENIOR CONVERTIBLE DEBENTURES AND SHARE LENDING ARRANGEMENTS

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

In July 2007, the Company issued $225.0 million in principal amount of its 0.75% senior convertible debentures. Interest on the July 2007 debentures is payable on February 1 and August 1 of each year, commencing February 1, 2008. The July 2007 debentures will mature on August 1, 2027. Holders may require the Company to repurchase all or a portion of their July 2007 debentures on each of August 1, 2010, August 1, 2015, August 1, 2020, and August 1, 2025, or if the Company is involved in certain types of corporate transactions constituting a fundamental change. In addition, the Company may redeem some or all of the July 2007 debentures on or after August 1, 2010. The July 2007 debentures are initially convertible, subject to certain conditions, into cash up to the lesser of the principal amount or the conversion value. If the conversion value is greater than $1,000, then the excess conversion value will be convertible into cash, common stock or a combination of cash and common stock, at the Company’s election. The initial effective conversion price of the February 2007 debentures is approximately $82.24 per share, which represented a premium of 27.5% to the closing price of the Company's common stock on the date of issuance. The applicable conversion rate will be subject to customary adjustments in certain circumstances.

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

For the year ended December 30, 2007, the closing price of the Company’s class A common stock equaled or exceeded 125% of the $56.75 per share initial effective conversion price governing the February 2007 debentures and the closing price of the Company’s class A common stock equaled or exceeded 125% of the $82.24 per share initial effective conversion price governing the July 2007 debentures, for 20 out of 30 consecutive trading days ending on December 30, 2007, thus satisfying the market price conversion trigger pursuant to the terms of the debentures. As of the first trading day of the first quarter in fiscal 2008, holders of the February 2007 debentures and July 2007 debentures were able to exercise their right to convert the debentures any day in that fiscal quarter. Therefore, since holders of the February 2007 debentures and July 2007 debentures were able to exercise their right to convert the debentures in the first quarter of fiscal 2008, the Company classified the $425.0 million in aggregate convertible debt as short-term debt in its Condensed Consolidated Balance Sheets as of December 30, 2007. In addition, the Company wrote off $8.2 million and $1.0 million of unamortized debt issuance costs in the fourth fiscal quarter of 2007 and first fiscal quarter of 2008, respectively. For the quarter ended March 30, 2008, no holders of the February 2007 debentures and July 2007 debentures exercised their right to convert the debentures. Because the closing stock price did not equal or exceed 125% of the initial effective conversion price governing both the February 2007 debentures and July 2007 debentures for 20 out of 30 consecutive trading days during the quarter ended March 30, 2008, holders of the debentures did not have the right to convert the debentures, based on the market price conversion trigger, any day in the second fiscal quarter beginning on March 31, 2008. Accordingly, the Company re-classified the $425.0 million in aggregate convertible debt from short-term debt to long-term debt in its Condensed Consolidated Balance Sheets as of March 30, 2008. This test is repeated each fiscal quarter, therefore, if the market price conversion trigger is satisfied in a subsequent quarter, the debentures may again be re-classified as short-term debt.

As of March 30, 2008, the estimated fair value of the February 2007 debentures and July 2007 debentures was approximately $304.4 million and $258.8 million, respectively, based on quoted market prices. As of December 30, 2007, the estimated fair value of the February 2007 debentures and July 2007 debentures was approximately $465.6 million and $366.3 million, respectively, based on quoted market prices. The fair market value of the senior convertible debentures is expected to increase as interest rates fall and/or as the market price of our class A common stock increases. Conversely, the fair market value of the senior convertible debentures is expected to decrease as interest rates rise and/or as the market price of our class A common stock falls.

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

Share loans under the share lending agreement will terminate and the borrowed shares must be returned to the Company under the following circumstances: (i) LBIE and CSI may terminate all or any portion of a loan at any time; (ii) the Company may terminate any or all of the outstanding loans upon a default by LBIE and CSI under the share lending agreement, including a breach by LBIE and CSI of any of its representations and warranties, covenants or agreements under the share lending agreement, or the bankruptcy of LBIE and CSI; or (iii) if the Company enters into a merger or similar business combination transaction with an unaffiliated third party (as defined in the agreement). In addition, CSI has agreed to return to the Company any borrowed shares in its possession on the date anticipated to be five business days before the closing of certain merger or similar business combinations described in the share lending agreement. Except in limited circumstances, any such shares returned to the Company cannot be re-borrowed.

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

Note 11. COMPREHENSIVE INCOME

Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Comprehensive income includes unrealized gains and losses on the Company’s available-for-sale investments, foreign currency derivatives designated as cash flow hedges and cumulative translation adjustments. The components of comprehensive income, net of tax, were as follows:

	Three Months Ended
(In thousands)	March 30, 2008	April 1, 2007
Net income	$12,757	$1,240
Other comprehensive income:
Cumulative translation adjustment	10,405	336
Unrealized gain (loss) on investments, net of tax	(1,471)	4
Unrealized gain (loss) on derivatives, net of tax	(1,456)	451
Total comprehensive income	$20,235	$2,031

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

The Company calculates the fair value of its forward contracts based on market volatilities, spot rates and interest differentials from published sources. The following table presents information about the Company’s hedge instruments measured at fair value on a recurring basis as of March 30, 2008 and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value in accordance with the provisions of SFAS No. 157:

(In thousands)	Significant Other Observable Inputs (Level 2)
Liability
Foreign currency forward exchange contracts	$13,956

In accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” (“SFAS No. 133”), the Company accounts for its hedges of forecasted foreign currency revenues as cash flow hedges and hedges of firmly committed purchase contracts denominated in foreign currency as fair value hedges.

Cash Flow Hedges: Hedges of forecasted foreign currency denominated revenues are designated as cash flow hedges and changes in fair value of the effective portion of hedge contracts are recorded in accumulated other comprehensive income in stockholders’ equity in the Condensed Consolidated Balance Sheets. Amounts deferred in accumulated other comprehensive income are reclassified into the Condensed Consolidated Statements of Operations in the periods in which the hedged exposure impacts earnings. The effective portion of unrealized losses recorded in accumulated other comprehensive income, net of tax, were losses of $5.4 million and $1.6 million for the three months ended March 30, 2008 and April 1, 2007, respectively. As of March 30, 2008 and December 30, 2007, the Company had outstanding cash flow hedge forward contracts with an aggregate notional value of $87.0 million and $140.1 million, respectively. The maturity dates of the outstanding contracts ranged from April 2008 to July 2008.

Fair Value Hedges: On occasion, the Company commits to purchase equipment in foreign currency, predominantly Euros. When these purchases are hedged and qualify as firm commitments under SFAS No. 133, they are designated as fair value hedges and changes in the fair value of the firm commitment derivative contract are recognized in the Condensed Consolidated Statements of Operations. Under fair value hedge treatment, the changes in the firm commitment on a spot to spot basis are recorded in property, plant and equipment, net, in the Condensed Consolidated Balance Sheets and in other income, net, in the Condensed Consolidated Statements of Operations. As of March 30, 2008 and December 30, 2007, the Company had no outstanding fair value hedges.

Both cash flow hedges and fair value hedges are tested for effectiveness each period on a spot to spot basis using the dollar-offset method. Both the excluded time value and any ineffectiveness, which were not significant for all periods, are recorded in other income, net.

In addition, the Company began hedging the net balance sheet effect of Euro denominated assets and liabilities in 2005 primarily for Euro denominated receivables from customers, prepayments to suppliers and advances received from customers. The Company records its hedges of foreign currency denominated monetary assets and liabilities at fair value with the related gains or losses recorded in other income, net. The gains or losses on these contracts are substantially offset by transaction gains or losses on the underlying balances being hedged. As of March 30, 2008 and December 30, 2007, the Company held forward contracts with an aggregate notional value of $43.9 million and $62.7 million, respectively, to hedge the risks associated with Euro foreign currency denominated assets and liabilities.

Note 13. INCOME TAXES

The Company’s effective rate of income tax provision was 28% for the three months ended March 30, 2008 and the effective rate of income tax benefit was 194% for the three months ended April 1, 2007. The tax provision for the first quarter of fiscal 2008 was primarily attributable to the consumption of non-stock net operating loss carryforwards, net of foreign income taxes in profitable jurisdictions where the tax rates are less than the U.S. statutory rate. The tax benefit for the first quarter of fiscal 2007 was primarily the result of recognition of deferred tax assets to the extent of deferred tax liabilities created by the acquisition of SP Systems, net of foreign income taxes in profitable jurisdictions where the tax rates are less than the U.S. statutory rate.

Unrecognized Tax Benefits

On January 1, 2007, the Company adopted the provisions for FIN 48, which is an interpretation of SFAS No. 109, “Accounting for Income Taxes,” (“SFAS No. 109”). FIN 48 prescribes a recognition threshold that a tax position is required to meet before being recognized in the financial statements and provides guidance on de-recognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition issues. FIN 48 contains a two-step approach to recognizing and measuring uncertain tax positions accounted for in accordance with SFAS No. 109. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon ultimate settlement.

The total amount of unrecognized tax benefits recorded in the Condensed Consolidated Balance Sheets at the date of adoption was approximately $1.1 million, which, if recognized, would affect the Company’s effective tax rate. The additional amount of unrecognized tax benefits accrued during the year ended December 30, 2007 was $3.1 million. A reconciliation of the beginning and ending amount of unrecognized tax benefits for the quarter ended March 30, 2008 is as follows:

(In thousands)	March 30, 2008
Balance at December 30, 2007	$4,172
Additions based on tax positions related to the current quarter	424
Balance at March 30, 2008	$$4,596

    Management believes that events that could occur in the next 12 months and cause a change in unrecognized tax benefits include, but are not limited to, the following:

•	commencement, continuation or completion of examinations of the Company’s tax returns by the U.S. or foreign taxing authorities; and

•	expiration of statutes of limitation on the Company’s tax returns.

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

Classification of Interest and Penalties

The Company accrues interest and penalties on tax contingencies as required by FIN 48 and SFAS No. 109. This interest and penalty accrual is classified as income tax provision (benefit) in the Condensed Consolidated Statements of Operations and was not material.

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

Tax Jurisdictions	Tax Years
United States	2004 and onward
California	2003 and onward
Switzerland	2004 and onward
Philippines	2004 and onward

Additionally, while years prior to 2003 for the U.S. corporate tax return are not open for assessment, the IRS can adjust net operating loss and research and development carryovers that were generated in prior years and carried forward to 2003.

The IRS is currently conducting an audit of SP Systems’ federal income tax returns for fiscal 2005 and 2004. As of March 30, 2008, no material adjustments have been proposed by the IRS. If material tax adjustments are proposed by the IRS and acceded to by the Company, an adjustment to income tax expense and income taxes payable may result.

Note 14. NET INCOME PER SHARE

Basic net income per share is computed using the weighted-average of the combined class A and class B common shares outstanding. Diluted net income per share is computed using the weighted-average common shares outstanding plus any potentially dilutive securities outstanding during the period using the treasury stock method, except when their effect is anti-dilutive. Potentially dilutive securities include stock options, restricted stock and senior convertible debentures.

Holders of the Company’s senior convertible debentures may, under certain circumstances at their option, convert the senior convertible debentures into cash and, if applicable, shares of the Company’s class A common stock at the applicable conversion rate, at any time on or prior to maturity (see Note 10). Pursuant to EITF 90-19, “Convertible Bonds with Issuer Option to Settle for Cash upon Conversion,” (“EITF 90-19”), the senior convertible debentures are included in the calculation of diluted net income per share if their inclusion is dilutive under the treasury stock method.

The following is a summary of all outstanding anti-dilutive potential common shares:

	As of
(In thousands)	March 30, 2008	April 1, 2007
Stock options	17	335
Restricted stock	463	—

The following table sets forth the computation of basic and diluted weighted-average common shares:

	Three Months Ended
(In thousands)	March 30, 2008	April 1, 2007
Basic weighted-average common shares	78,965	73,732
Effect of dilutive securities:
Stock options	3,038	5,023
Restricted stock	346	112
Shares subject to re-vesting restrictions	352	259
February 2007 debentures	960	—
Weighted-average common shares for diluted computation	83,661	79,126

Basic weighted-average common shares excludes 2.9 million shares of class A common stock lent to LBIE in connection with the February 2007 debentures and 1.8 million shares of class A common stock lent to CSI in connection with the July 2007 debentures (see Note 10).

For the three months ended March 30, 2008, dilutive potential common shares includes approximately 1.0 million shares for the impact of the February 2007 debentures as the Company has experienced a substantial increase in its common stock price. Under the treasury stock method, such senior convertible debentures will generally have a dilutive impact on net income per share if the Company’s average stock price for the period exceeds the conversion price for the senior convertible debentures. As of March 30, 2008, dilutive potential common shares did not include the impact of the July 2007 debentures as the Company’s average stock price for the period did not exceed the conversion price for the senior convertible debentures.

Note 15. SEGMENT AND GEOGRAPHICAL INFORMATION

The Company operates in two business segments: systems and components. The systems segment generally represents sales directly to systems owners of engineering, procurement, construction and other services relating to solar electric power systems that integrate the Company’s solar panels and balance of systems components, as well as materials sourced from other manufacturers. The components segment primarily represents sales of the Company’s solar cells, solar panels and inverters to solar systems installers and other resellers. The Chief Operating Decision Maker (“CODM”), as defined by SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” (“SFAS No. 131”), is the Company’s Chief Executive Officer. The CODM assesses the performance of both operating segments using information about its revenue and gross margin.

The following tables present revenue by geography and segment, gross margin by segment, revenue by significant customer and property, plant and equipment information based on geographic region. Revenue is based on the destination of the shipments. Property, plant and equipment are based on the physical location of the assets:

	Three Months Ended
	March 30, 2008	April 1, 2007
Revenue by geography:
United States	21%	39%
Europe:
Spain	52%	22%
Germany	8%	14%
Other	7%	15%
Rest of world	12%	10%
	100%	100%
Revenue by segment:
Systems	65%	55%
Components	35%	45%
	100%	100%
Gross margin by segment:
Systems	20%	20%
Components	19%	26%

Significant Customers:		Three Months Ended
		March 30, 2008	April 1, 2007
	Business Segment
Sedwick Corporate, S.L.	Systems	30%	*
Naturener Group	Systems	13%	*
Elecnor	Systems	*	19%
Conergy AG	Components	*	10%
Solon AG	Components	*	12%

*           denotes less than 10% during the period

(In thousands)	March 30, 2008	December 30, 2007
Property, plant and equipment by geography:
United States	$24,285	$18,026
Philippines	395,686	359,968
Italy	153	—
	$420,124	$377,994

Note 16. RELATED-PARTY TRANSACTIONS

In the first quarter of fiscal 2008, the Company conducted related-party transactions with Woongjin Energy, a joint venture with whom the Company entered into, to manufacture monocrystalline silicon ingots. For the quarter ended March 30, 2008, the Company recognized $0.6 million in components revenue related to the sale of solar modules to Woongjin Energy. As of March 30, 2008 and December 30, 2007, zero and $3.2 million, respectively, remained due and receivable from Woongjin Energy related to the sale of solar modules. For the quarter ended March 30, 2008, the Company paid $5.8 million to Woongjin Energy for manufacturing polysilicon into silicon ingots. As of March 30, 2008 and December 30, 2007, $1.2 million and $2.4 million, respectively, remained due and payable to Woongjin Energy related to silicon ingot manufacturing.

Note 17. SUBSEQUENT EVENTS

Amendment to Wells Fargo Credit Agreement

On April 4, 2008, the Company entered into an amendment to the credit agreement with Wells Fargo that increased the credit agreement’s secured letter of credit line from $50.0 million to $150.0 million, extended the expiration date of the unsecured line of credit line from July 31, 2008 to April 4, 2009 and modified certain restrictive covenants (see Note 9).

IRS Tax Ruling

On April 16, 2008, Cypress received a favorable ruling from the IRS with respect to certain tax issues arising under Section 355 of the Internal Revenue Code in connection with the potential tax-free spin-off to its stockholders of its current ownership of SunPower class B common shares (see Note 2).

No decision to effect a separation of Cypress and SunPower has been made by Cypress at this time and no assurance can be given that such a decision will be made.  In addition, if a separation is effected, no assurance can be given as to the number of shares to be distributed, the costs or effects on SunPower of effecting the separation, and the impact of the separation on trading price for SunPower’s common stock.

JP Morgan Chase Bank, National Association to Buy Student Loan Auction Rate Securities

    On April 22, 2008, JPMorgan Chase Bank, National Association offered to purchase for cash as much as $1.1 billion in auction rate securities issued by three student loan trusts issued by Collegiate Funding Services at par value. The offer to buy back the auction rate securities from Collegiate Funding Services trusts expires May 20, 2008 and is expected to be settled on May 21, 2008.  On April 25, 2008, the Company tendered auction rate securities totaling $13.0 million.

Purchased Facility from Cypress in the Philippines

In 2003, the Company and Cypress reached an understanding that the Company would build out and occupy a building owned by Cypress for its wafer fabrication facility in the Philippines. The Company entered into a lease agreement for this facility and a sublease for the land in which the Company had the right to purchase the facility and assume the lease for the land from Cypress at any time at Cypress’ original purchase price of approximately $8.0 million, plus interest computed on a variable index starting on the date of purchase by Cypress until the sale to the Company, unless such purchase option was exercised after a change of control of the Company, in which case the purchase price would be at a market rate, as reasonably determined by Cypress. In May 2008, the Company exercised its right to purchase the facility from Cypress and assumed the lease for the land from an unaffiliated third party for a total purchase price of $9.5 million. The lease for the land expires in May 2048 and is renewable for an additional 25 years (see Note 2).

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements are statements that do not represent historical facts. We use words such as ““may,” “will,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential” and “continue” and similar expressions to identify forward-looking statements. Forward-looking statements in this Quarterly Report on Form 10-Q include, but are not limited to, our plans and expectations regarding our ability to obtain polysilicon ingots or wafers, future financial results, operating results, business strategies, projected costs, products, competitive positions and management’s plans and objectives for future operations, and industry trends. These forward-looking statements are based on information available to us as of the date of this Quarterly Report on Form 10-Q and current expectations, forecasts and assumptions and involve a number of risks and uncertainties that could cause actual results to differ materially from those anticipated by these forward-looking statements. Such risks and uncertainties include a variety of factors, some of which are beyond our control. Please see “PART II. OTHER INFORMATION, Item 1A: Risk Factors” and our other filings with the Securities and Exchange Commission for additional information on risks and uncertainties that could cause actual results to differ. These forward-looking statements should not be relied upon as representing our views as of any subsequent date, and we are under no obligation, and expressly disclaim any responsibility, to update or alter our forward-looking statements, whether as a result of new information, future events or otherwise.

The following information should be read in conjunction with the Condensed Consolidated Financial Statements and the accompanying Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q. Our fiscal quarters end on the Sunday closest to the end of the applicable calendar quarter. All references to fiscal periods apply to our fiscal quarters or year which ends on the Sunday closest to the calendar month end.

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

We manufacture our solar cells at our manufacturing facilities in the Philippines. We currently operate seven cell manufacturing lines in our solar cell fabrication facilities, with a total rated manufacturing capacity of approximately 214 megawatts per year. By the end of 2008, we plan to operate 12 solar cell manufacturing lines with an aggregate manufacturing capacity of 414 megawatts per year. We plan to begin production as soon as the first quarter of 2010 on the first line of a third solar cell manufacturing facility expected to have an aggregate manufacturing capacity of 500 megawatts per year.

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

Our systems segment is comprised primarily of the business we acquired from SP Systems in January 2007. Our customers include commercial and governmental entities, investors, utilities and production home builders. We work with development, construction, system integration and financing companies to deliver our solar power systems to customers. Our solar power systems are designed to generate electricity over a system life typically exceeding 25 years and are principally designed to be used in large-scale applications with system ratings of typically more than 500 kilowatts. Worldwide, more than 450 SunPower solar power systems have been constructed or are under contract, rated in aggregate at more than 350 megawatts of peak capacity.

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

We manufacture certain of our solar power system products at our manufacturing facilities in Richmond, California and at other facilities located close to our customers. Some of our solar power system products are also manufactured for us by third-party suppliers.

Relationship with Cypress Semiconductor Corporation, or Cypress

Cypress made a significant investment in SunPower in 2002. On November 9, 2004, Cypress completed a reverse triangular merger with us in which all of the outstanding minority equity interest of SunPower was retired, effectively giving Cypress 100% ownership of all of our then outstanding shares of capital stock but leaving our unexercised warrants and options outstanding. After completion of our initial public offering in November 2005, Cypress held, in the aggregate, 52.0 million shares of class B common stock. On May 4, 2007, Cypress completed the sale of 7.5 million shares of class B common stock in an offering pursuant to Rule 144 of the Securities Act. Such shares converted to 7.5 million shares of class A common stock upon the sale.

As of March 30, 2008, Cypress owned approximately 44.5 million shares of class B common stock, which represented approximately 55% of the total outstanding shares of our common stock, or approximately 52% of such shares on a fully diluted basis after taking into account outstanding stock options (or 49% of such shares on a fully diluted basis after taking into account outstanding stock options and shares loaned to underwriters of our convertible indebtedness), and 90% of the voting power of our total outstanding common stock. Cypress, its successors in interest or its subsidiaries may convert their shares of class B common stock into shares of class A common stock on a one-for-one basis at any time. Cypress is continuing to analyze the steps necessary to effect the distribution of its SunPower shares in numerous areas, including but not limited to, the review of the impact of Cypress’s taxing jurisdictions, its current and future capital structure, its employee equity plans, its outstanding convertible indebtedness and transactions and relationships with SunPower.

In April 2008, Cypress received a favorable ruling from the Internal Revenue Service (“IRS”) with respect to certain tax issues arising under Section 355 of the Internal Revenue Code in connection with the potential tax-free spin-off to its stockholders of its current ownership of SunPower class B common shares.

No decision to effect a separation of Cypress and SunPower has been made by Cypress at this time and no assurance can be given that such a decision will be made.  In addition, if a separation is effected, no assurance can be given as to the number of shares to be distributed, the costs or effects on SunPower of effecting the separation, and the impact of the separation on trading price for SunPower’s common stock.

Critical Accounting Policies

The Company’s critical accounting policies are disclosed in the Company’s Form 10-K for the year ended December 30, 2007 and have not changed materially as of March 30, 2008, with the exception of the following:

Fair Value of Financial Instruments: Effective December 31, 2007, we adopted the provisions of Statement of Financial Accounting Standards, or SFAS, No. 157, “Fair Value Measurements,” or SFAS No. 157, which defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Our financial assets and financial liabilities that require recognition under SFAS No. 157 include available-for-sale investments and foreign currency derivatives, respectively. In determining fair value, we use various valuation techniques, including market and income approaches to value available-for-sale investments and foreign currency derivatives. SFAS No. 157 establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the observable inputs be used when available. Observable inputs are inputs that market participants would use in pricing the asset or liability developed based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that reflect the Company’s assumptions about the assumptions market participants would use in pricing the asset or liability developed based on the best information available in the circumstances. As such, fair value is a market-based measure considered from the perspective of a market participant who holds the asset or owes the liability rather than an entity-specific measure. The hierarchy is broken down into three levels based on the reliability of inputs as follows:

•
Level 1—Valuations based on quoted prices in active markets for identical assets or liabilities that the Company has the ability to access. Since valuations are based on quoted prices that are readily and regularly available in an active market, valuation of these products does not entail a significant degree of judgment. Financial assets utilizing Level 1 inputs include money market securities and some corporate securities.

•
Level 2—Valuations based on quoted prices in markets that are not active or for which all significant inputs are observable, directly or indirectly. Financial assets utilizing Level 2 inputs include commercial paper and foreign currency forward exchange contracts.

•
Level 3—Valuations based on inputs that are unobservable and significant to the overall fair value measurement. Financial assets utilizing Level 3 inputs include corporate securities comprised of auction rate securities. We use an income approach valuation model to estimate the price that would be received to sell our securities in an orderly transaction between market participants ("exit price"). The exit price is derived as the weighted average present value of expected cash flows over various periods of illiquidity, using a risk adjusted discount rate that is based on the credit risk and liquidity risk of the securities.

The availability of observable inputs can vary from instrument to instrument and to the extent that valuation is based on inputs that are less observable or unobservable in the market, the determination of fair value requires more judgment. Accordingly, the degree of judgment exercised by our management in determining fair value is greatest for instruments categorized in Level 3. In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, for disclosure purposes the level in the fair value hierarchy within which the fair value measurement in its entirety falls is determined based on the lowest level input that is significant to the fair value measurement in its entirety. In regards to our auction rate securities, the income approach valuation model was based on both Level 2 (credit quality and interest rates) and Level 3 inputs. We determined that the Level 3 inputs were the most significant to the overall fair value measurement, particularly the estimates of risk adjusted discount rates and ranges of expected periods of illiquidity.

Results of Operations for the Three-Month Periods Ended March 30, 2008 and April 1, 2007

Correction of Errors Identified in our Financial Statements for the Year Ended December 30, 2007

    During the preparation of our Condensed Consolidated Financial Statements for the three-month period ended March 30, 2008, we identified errors in our financial statements related to the year ended December 30, 2007, which resulted in $1.3 million overstatement of stock-based compensation expense. We corrected these errors in our Condensed Consolidated Financial Statements for the three-month period ended March 30, 2008, which resulted in a $1.3 million credit to income before income taxes and net income. The out-of-period effect is not expected to be material to estimated full-year 2008 results, and, accordingly has been recognized in accordance with APB 28, Interim Financial Reporting, paragraph 29 as the error is not material to any financial statements of prior periods.

Revenue

Revenue and the year-over-year change were as follows:

	Three Months Ended
(Dollars in thousands)	March 30, 2008	April 1, 2007	Year-over- Year Change
Systems revenue	$178,851	$78,495	128%
Components revenue	94,850	63,852	49%
Total revenue	$273,701	$142,347	92%

We generate revenue from two business segments, as follows:

Systems Segment Revenue:  Our systems revenue represents sales of engineering, procurement and construction, or EPC, projects and other services relating to solar electric power systems that integrate our solar panels and balance of systems components, as well as materials sourced from other manufacturers. In the United States where customers often utilize rebate and tax credit programs in connection with projects rated one megawatt or less of capacity, we typically sell solar systems rated up to one megawatt of capacity to provide a supplemental, distributed source of electricity for a customer’s facility. In Europe and South Korea, our systems are often purchased by third-party investors as central station solar power plants, typically rated from one to 20 megawatts, which generate electricity for sale under tariff to regional and public utilities. We also sell our solar systems under materials-only sales contracts in the United States, Europe and Asia. The balance of our systems revenues are generally derived from sales to new home builders for residential applications and maintenance revenue from servicing installed solar systems.

Systems segment revenue for the three months ended March 30, 2008 and April 1, 2007 was $178.9 million and $78.5 million, respectively, which accounted for 65% and 55%, respectively, of our total revenue. Our systems segment revenue is largely dependent on the timing of revenue recognition on large construction projects and, accordingly, will fluctuate from period to period. Gross margin for the systems segment was $35.6 million and $16.1 million for the three months ended March 30, 2008 and April 1, 2007, respectively, or 20% each, of systems segment revenue. Gross margin in our systems segment is affected by a number of factors, particularly the mix of projects sourced with our panels versus projects using solar panels purchased from other suppliers.

Components Segment Revenue:  Our components revenue represents sales of our solar cells, solar panels and inverters to solar systems installers and other resellers. Factors affecting our components revenue include unit volumes of solar cells and modules produced and shipped, average selling prices, product mix, product demand and the percentage of our construction projects sourced with SunPower solar panels sold through the systems segment which reduces the inventory available to sell through our components segment. We have experienced quarter-over-quarter unit volume increases in shipments of our solar power products since we began commercial production in the fourth quarter of 2004. From fiscal 2005 through the first quarter of fiscal 2008, we have experienced increases in average selling prices for our solar power products primarily due to the strength of end-market demand, favorable currency exchange rates, as well as an increase in raw material prices used in the manufacture of our products. Accordingly, our components segment's average selling prices were slightly higher during the quarter ended March 30, 2008 compared to the same period of 2007. Over the next several years, we expect average selling prices for our solar power products to decline as the market becomes more competitive, as certain products mature and as manufacturers are able to lower their manufacturing costs and pass on some of the savings to their customers.

Components segment revenue to unaffiliated customers for the three months ended March 30, 2008 and April 1, 2007 was $94.8 million and $63.9 million, respectively, which accounted for 35% and 45%, respectively, of our total revenue. Gross margin for the components segment was $17.7 million and $16.4 million for the three months ended March 30, 2008 and April 1, 2007, respectively, or 19% and 26%, respectively, of components segment revenue. Gross margin in our components segment decreased 7% in the first quarter of fiscal 2008 as compared to the first quarter of fiscal 2007 due to increasing costs of raw materials and one-time asset impairment charges of $5.5 million.

Total Revenue:  During the three-month period ended March 30, 2008, our total revenue of approximately $273.7 million represented an increase of 92% from total revenue reported in the comparable period of 2007. The increase in total revenue during the three-month period ended March 30, 2008 compared to the same period of 2007 is attributable to the systems business segment’s ongoing construction of several large-scale solar power plants in Spain which are expected to aggregate approximately 39 megawatts of peak capacity output when completed during the second and third quarters of 2008, the components business segment’s continued increase in the demand for our solar cells and solar panels  and the continued increases in unit production and unit shipments of both solar cells and solar panels as we have expanded our solar manufacturing capacity. During the first quarter of 2007, we had four solar cell manufacturing lines in operation with annual production capacity of 108 megawatts. Since then, we began commercial production on our 5th, 6th and 7th solar cell lines during the third and fourth quarters of 2007. Lines five and six have a rated solar cell production capacity of 33 megawatts per year and line seven has a rated solar cell production capacity of 40 megawatts per year.

Concentrations:  We have five customers that each accounted for more than 10 percent of our total revenue in one or more of the three-month periods ended March 30, 2008 and April 1, 2007, as follows:

		Three Months Ended
		March 30, 2008	April 1, 2007
Significant customers:	Business Segment
Sedwick Corporate, S.L.	Systems	30%	*
Naturener Group	Systems	13%	*
Elecnor	Systems	*	19%
Conergy AG	Components	*	10%
Solon AG	Components	*	12%

*           denotes less than 10% during the period

Effective February 6, 2008, the New York Stock Exchange, or NYSE, suspended the trading of the common stock of MuniMae, or MMA, the parent company of one of our systems segment customers, MMA Renewable Ventures, because MMA did not file its audited 2006 financial statements by March 3, 2008, the deadline imposed by the NYSE. MMA Renewable Ventures accounted for less than 10% of our total revenue in the first quarters of 2008 and 2007 and approximately 16% of our total revenue in fiscal 2007. In connection with completing the restatement and filing their Annual Report on Form 10-K for the year ended December 31, 2006, MMA incurred substantial accounting costs. In addition, general economic conditions have led to a severe capital and credit downturn, resulting in a slow-down to at least one element of MMA’s business. MMA’s management has evaluated their financial situation and determined it is not reasonably likely that the current reduction in net cash generated from operations will negatively impact its ability to remain a going concern. However, in the event MMA Renewable Ventures ceases to be a customer of ours or fails to pay us in a timely manner, it could have a material adverse effect on our future results of operations.

In November 2007, Conergy AG, or Conergy, one of our components segment customers announced that it was experiencing a liquidity shortfall. These liquidity issues were subsequently resolved through interim financing from banks. In addition, Conergy is currently undergoing a reorganization which includes changes in the composition of management, discontinuation of certain non-core businesses and headcount reductions. Conergy accounted for less than 10% of our total revenue in the first quarter of fiscal 2008, approximately 10% of our total revenue in the first quarter of 2007 and less than 10% of our total revenue in fiscal 2007. Conergy’s management has evaluated their financial situation and determined it is not reasonably likely that the recently experienced shortfall in liquidity and restructuring activities will negatively impact its ability to remain a going concern. However, in the event Conergy ceases to be a significant customer of ours or fails to pay us in a timely manner, it could have a material adverse effect on our future results of operations.

International sales comprise the majority of revenue for both our systems and components segments. International sales represented approximately 79% and 61% of our total revenue for the three months ended March 30, 2008 and April 1, 2007, respectively, and we expect international sales to remain a significant portion of overall sales for the foreseeable future. International sales as a percentage of our total revenue increased approximately 18% for the three-month period ended March 30, 2008, as compared to the three-month period ended April 1, 2007, as we are currently constructing several large-scale solar power plants in Spain which are expected to aggregate approximately 39 megawatts of peak capacity output when completed during the second and third quarters of 2008 within the systems business segment.

Cost of Revenue

Cost of revenue as a percentage of revenue and the year-over-year change were as follows:

	Three Months Ended
(Dollars in thousands)	March 30, 2008	April 1, 2007	Year-over- Year Change
Cost of systems revenue	$143,213	$62,443	129%
Cost of components revenue	77,168	47,479	63%
Total cost of revenue	$220,381	$109,922	100%
Total cost of revenue as a percentage of revenue	81%	77%
Total gross margin percentage	19%	23%

Details to cost of revenue by segment and the year-over-year change were as follows:

	Systems Segment			Components Segment
	Three Months Ended			Three Months Ended
(Dollars in thousands)	March 30, 2008	April 1, 2007	Year-over- Year Change	March 30, 2008	April 1, 2007	Year-over- Year Change
Amortization of purchased intangible assets	$2,168	$4,946	(56%)	$1,044	$1,123	(7%)
Stock-based compensation	2,511	1,997	26%	1,203	253	375%
Impairment of long-lived assets	1,343	—	n.a.	4,146	—	n.a.
Factory pre-operating costs	267	—	n.a.	386	1,216	(68%)
All other cost of revenue	136,924	55,500	147%	70,389	44,887	57%
Total cost of revenue	$143,213	$62,443	129%	$77,168	$47,479	63%
Total cost of revenue as a percentage of revenue	80%	80%		81%	74%
Total gross margin percentage	20%	20%		19%	26%

During the three months ended March 30, 2008 and April 1, 2007, our total cost of revenue was $220.4 million and $109.9 million, respectively. The 100% increase in total cost of revenue during the three-month period ended March 30, 2008 compared to the same period of 2007 resulted from increased costs in all cost of revenue spending categories and corresponds with a 92% increase in revenue during the same period.

As a percentage of total revenue, our total cost of revenue increased to 81% in the first quarter of fiscal 2008 compared to 77% in the first quarter of fiscal 2007. This increase in total cost of revenue as a percentage of total revenue is reflective of increased costs of raw materials, particularly polysilicon, and one-time asset impairment charges of $5.5 million relating to the wind down of our imaging detector product line and for the write-down of certain solar product manufacturing equipment which became obsolete due to new processes. In addition, during the first quarter of fiscal 2007, our systems segment gross margin was substantially higher than in the first quarter of fiscal 2008 as a result of a more favorable mix of business than is typical of this business. This favorable mix of business improved our overall gross margin for the fiscal quarter ended April 1, 2007 by approximately six percentage points above what we expected for our systems segment. In addition, during the first quarter of fiscal 2007, we received a $2.7 million settlement from one of our suppliers in the components segment in connection with defective materials sold to us during 2006. This settlement was reflected as a reduction to total cost of revenue in the fiscal quarter ended April 1, 2007. The additional cost of revenue in the first quarter of fiscal 2008 was only partially offset by improved manufacturing economies of scale associated with markedly higher production volume and improved yields.

Systems Segment:  Our cost of systems revenue consists primarily of solar panels, mounting systems, inverters and subcontractor costs. Other factors contributing to cost of revenue include amortization of intangible assets, depreciation, provisions for warranty, salaries, personnel-related costs, freight, royalties and manufacturing supplies associated with contracting revenues. The cost of solar panels is the single largest cost element in our cost of systems revenue. We expect our cost of systems revenue to fluctuate as a percentage of revenue depending on many factors such as the cost of solar panels, the cost of inverters, subcontractor costs, freight costs and other project related costs. In particular, our systems segment generally experiences higher gross margin on construction projects that utilize SunPower solar panels compared to construction projects that utilize solar panels purchased from third parties. Our systems segment sourced approximately 38% of its solar panel installations with SunPower products in the three months ended March 30, 2008. Over time, we expect that our systems segment will increase the percentage of its projects sourced with SunPower solar panels from approximately 27% in fiscal 2007 to as much as 50% in fiscal 2008. Our cost of systems revenue will also fluctuate from period to period due to the mix of projects completed and recognized as revenue, in particular between large projects and large commercial installation projects that may or may not include SunPower solar panels. Our gross profit each quarter is affected by a number of factors, including the types of projects in process and their various stages of completion, the gross margins estimated for those projects in progress and the actual system group department overhead costs. Historically, revenues from materials-only sales contracts generate a higher gross margin percentage for our systems segment than revenue generated from turnkey contracts which generate higher revenue per watt from providing both materials as well as engineering, procurement and construction management services.

In connection with the acquisition of SP Systems in January 2007, there were $79.5 million of identifiable purchased intangible assets, of which $56.8 million was being amortized to cost of systems revenues on a straight-line basis over periods ranging from one to five years. As a result of our new branding strategy, during the quarter ended July 1, 2007, the PowerLight tradename asset with a net book value of $14.1 million was written off as an impairment of acquisition-related intangible assets. As such, the remaining balance of $41.2 million relating to purchased patents, technology and backlog will be amortized to cost of systems revenue on a straight-line basis over periods ranging from one to four years.

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

Components Segment:  Our cost of components revenue consists primarily of silicon ingots and wafers used in the production of solar cells, along with other materials such as chemicals and gases that are needed to transform silicon wafers into solar cells. Other factors contributing to cost of revenue include amortization of intangible assets, depreciation, provisions for estimated warranty, salaries, personnel-related costs, facilities expenses and manufacturing supplies associated with solar cell fabrication as well as factory pre-operating costs associated with our new solar cell and solar panel manufacturing facilities. Such pre-operating costs included compensation and training costs for factory workers as well as utilities and consumable materials associated with preproduction activities. For our solar panels, our cost of revenue includes the cost of solar cells and raw materials such as glass, frame, backing and other materials, as well as the assembly costs we pay to our third-party subcontractor in China. Additionally, within our own solar panel assembly facility in the Philippines we incur personnel-related costs, depreciation, utilities and other occupancy costs.

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

Research and Development

Research and development expense as a percentage of revenue and the year-over-year change were as follows:

	Three Months Ended
(Dollars in thousands)	March 30, 2008	April 1, 2007	Year-over- Year Change
Research & development	$4,642	$2,936	58%
Research & development as a percentage of revenue	2%	2%

During the three-month period ended March 30, 2008, our research and development expense was $4.6 million, which represents an increase of 58% from research and development expense reported in the comparable period of fiscal 2007. Research and development expense consists primarily of salaries and related personnel costs, depreciation and the cost of solar cells and solar panel materials and services used for the development of products, including experiment and testing. The increase in research and development spending during the three-month period ended March 30, 2008 compared to the same period of fiscal 2007 resulted primarily from increases in: (i) salaries, benefits and stock-based compensation costs as a result of increased headcount; and (ii) additional material and equipment costs incurred for the development of our next generation of more efficient solar cells and thinner polysilicon wafers for solar cell manufacturing, as well as development of new processes to automate solar panel assembly operations. These increases were partially offset by a decrease in consulting service fees as well as by cost reimbursements received from various government entities in the United States.

Research and development expense is reported net of any funding received under contracts with governmental agencies because such contracts are considered collaborative arrangements. In the third quarter of 2007, we signed a Solar America Initiative agreement with the U.S. Department of Energy in which we were awarded $8.5 million in the first budgetary period. Total funding for the three-year effort is estimated to be $24.7 million. Our cost share requirement under this program, including lower-tier subcontract awards, is anticipated to be $27.9 million. Subject to final negotiations and settlement with the government agencies involved, our existing governmental contracts are expected to offset approximately $7.0 million to $10.0 million of our research and development expense in each of 2007, 2008 and 2009. This contract replaced our three-year cost-sharing research and development project with the National Renewable Energy Laboratory, entered into in March 2005, to fund up to $3.0 million or half of the project costs to design the our next generation solar panels. Funding from government contracts offset our research and development expense by approximately $1.7 million and $0.2 million in the three months ended March 30, 2008 and April 1, 2007, respectively.

As a percentage of total revenue, research and development expense totaled 2% in each of the quarters ended March 30, 2008 and April 1, 2007 because these expenses increased at approximately the same rate of growth in our revenue. We expect our research and development expense to continually increase in absolute dollars as we continue to develop new processes to further improve the conversion efficiency of our solar cells and reduce their manufacturing cost, and as we develop new products to diversify our product offerings. However, we expect our research and development expense to decrease as a percentage of revenue over time, assuming our revenue increases as we expect.

Sales, General and Administrative

Sales, general and administrative expense as a percentage of revenue and the year-over-year change were as follows:

	Three Months Ended
(Dollars in thousands)	March 30, 2008	April 1, 2007	Year-over- Year Change
Sales, general & administrative	$33,858	$22,371	51%
Sales, general & administrative as a percentage of revenue	12%	16%

During the three-month period ended March 30, 2008, our sales, general and administrative expense was $33.9 million, which represents an increase of 51% from sales, general and administrative expense reported in the comparable period of fiscal 2007. Sales, general and administrative expense for our business consists primarily of salaries and related personnel costs, professional fees, insurance and other selling and marketing expenses. The increase in our sales, general and administrative expense during the three-month period ended March 30, 2008 compared to the same period of fiscal 2007 resulted primarily from higher spending in all areas of sales, marketing, finance and information technology to support the growth of our business, particularly increased headcount and payroll related expenses, including stock-based compensation, as well as increased outside professional fees for legal and accounting services. During the three months ended March 30, 2008 and April 1, 2007, stock-based compensation included in our sales, general and administrative expense was $10.0 million and $7.9 million, respectively. Also contributing to our increased sales, general and administrative expense in the first quarter of fiscal 2008 compared to the first quarter of fiscal 2007 are substantial increases in headcount and sales and marketing spending to expand our value added reseller channel and global branding initiatives.

As a percentage of total revenue, sales, general and administrative expense decreased from 16% in the first quarter of fiscal 2007 to 12% in the first quarter of fiscal 2008 because these expenses increased at a substantially lower rate than the rate of growth in our revenue. We expect our sales, general and administrative expense to increase in absolute dollars as we expand our sales and marketing efforts, hire additional personnel, improve our information technology infrastructure and incur expenditures necessary to fund the anticipated growth of our business. We also expect sales, general and administrative expense to increase to support our operations as a public company, including compliance-related costs. However, assuming our revenue increases as we expect, over time we anticipate that our sales, general and administrative expense will decrease as a percentage of revenue.

Purchased In-Process Research and Development, or IPR&D

Purchased in-process research and development expense as a percentage of revenue and the year-over-year change were as follows:

	Three Months Ended
(Dollars in thousands)	March 30, 2008	April 1, 2007	Year-over- Year Change
Purchased in-process research and development	$—	$9,575	n.a.
Purchased in-process research and development as a percentage of revenue	n.a.	7%

For the three months ended April 1, 2007, we recorded an IPR&D charge of $9.6 million in connection with the acquisition of SP Systems in January 2007, as technological feasibility associated with the IPR&D projects had not been established and no alternative future use existed. No in-process research and development expense was recorded for the three months ended March 30, 2008.

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

	Stage of Completion	Total Cost Incurred to Date	Total Remaining Costs
Design Automation Tool
As of January 10, 2007 (acquisition date)	8%	$0.2 million	$2.4 million
As of March 30, 2008	100%	$1.4 million	$—

Tracking System and Other
As of January 10, 2007 (acquisition date)	25%	$0.2 million	$0.6 million
As of March 30, 2008	100%	$0.8 million	$—

Status of IPR&D Projects:

At the close of the first quarter in fiscal 2008, the first release of the design automation tool software was deployed to production. As of March 30, 2008, we have incurred total project costs of $1.4 million, of which $1.2 million was incurred after the acquisition, and total costs to complete the project was $1.2 million less than the original estimate of $2.6 million. We completed the design automation tool project approximately two years and three quarters earlier than the original estimated completion date of December 2010.

We completed the tracking systems project in June 2007 and incurred total project costs of $0.8 million, of which $0.6 million was incurred after the acquisition. Both the actual completion date and the total projects costs were in line with the original estimates.

Interest and Other Income, Net

Interest income, interest expense, and other income, net as a percentage of revenue and the year-over-year change were as follows:

	Three Months Ended
(Dollars in thousands)	March 30, 2008	April 1, 2007	Year-over- Year Change
Interest income	$4,147	$1,984	109%
Interest income as a percentage of revenue	2%	1%
Interest expense	$1,464	$1,119	31%
Interest expense as a percentage of revenue	1%	1%
Other income, net	$287	$274	5%
Other income, net as a percentage of revenue	—%	—%

Interest income during the three-month periods ended March 30, 2008 and April 1, 2007, primarily represents interest income earned on our cash, cash equivalents, restricted cash and investments during these periods. The increase in interest income of 109% from the first quarter in fiscal 2008 compared to the same period of fiscal 2007 is primarily the effect of interest earned on $581.5 million in net proceeds from our class A common stock and convertible debenture offerings in February and July 2007.

Interest expense during the three-month periods ended March 30, 2008 and April 1, 2007 relates to interest due on customer advance payments and convertible debt. The increase in our interest expense of 31% from the first quarter in fiscal 2008 compared to the same period of fiscal 2007 is primarily due to interest related to the aggregate of $425.0 million in convertible debentures issued in February and July 2007. Our convertible debt was used in part to fund our capital expenditures for our manufacturing capacity expansion.

In September 2007, the Financial Accounting Standards Board, or FASB, issued a proposed FASB Staff Position APB 14-a, which clarifies the accounting for convertible debt instruments that may be settled in cash upon conversion. The proposed guidance would significantly impact the accounting for our convertible debt by requiring us to separately account for the liability and equity components of the convertible debt in a manner that reflects interest expense equal to our non-convertible debt borrowing rate. The proposed guidance will result in significantly higher non-cash interest expense on our convertible debt. If the proposed guidance is adopted, it will be effective for fiscal years beginning after December 15, 2008, and retrospective application would be required for all periods presented.

The following table summarizes the components of other income, net:

	Three Months Ended
(In thousands)	March 30, 2008	April 1, 2007
Write-off of unamortized debt issuance costs	$(972)	$—
Amortization of debt issuance costs	—	(178)
Share in net income of joint venture	544	—
Gain on derivatives and foreign exchange	756	452
Other expense, net	(41)	—
Total other income, net	$287	$274

Other income, net during the three-month period ended March 30, 2008 consists primarily of our share in the net income of Woongjin Energy Co., Ltd, a joint venture, and gains from derivatives and foreign exchange, offset slightly by the write-off of unamortized debt issuance costs as a result of the market price conversion trigger on our senior convertible debentures being met in December 2007. Other income, net during the three-month period ended April 1, 2007 consists primarily of gains from derivatives and foreign exchange, offset slightly by amortization of debt issuance costs.

Historically through December 30, 2007, intercompany accounts payable denominated in U.S. dollars and held by our Euro functional currency entities were not expected to be settled in the foreseeable future.  In accordance with SFAS No. 52, “Foreign Currency Translation,” or SFAS No. 52, gains and losses on the foreign currency translation of the intercompany accounts payable were recorded in accumulated other comprehensive income (loss) in stockholders’ equity in the Condensed Consolidated Balance Sheets. Beginning in the first quarter of fiscal 2008, management has determined that intercompany accounts payable denominated in U.S. dollars and held by our Euro functional currency entities that are created subsequent to December 30, 2007 will be settled within the foreseeable future as a result of our new intercompany agreements. Therefore, gains and losses on the foreign currency translation of the intercompany accounts payable created subsequent to December 30, 2007 will be recognized as a component of other income (expense), net in the Condensed Consolidated Statements of Operations. As such, we expect activity for gains and losses on derivatives and foreign exchange, net of tax within other income (expense), net to increase in fiscal 2008 as compared to prior periods.

Income Taxes

Income tax provision (benefit) as a percentage of revenue and the year-over-year change were as follows:

	Three Months Ended
(Dollars in thousands)	March 30, 2008	April 1, 2007	Year-over- Year Change
Income tax provision (benefit)	$5,033	$(2,558)	n.a.
Income tax provision (benefit) as a percentage of revenue	2%	(2%)

In the three-month period ended March 30, 2008, our income tax expense was provided primarily for foreign income taxes in certain jurisdictions where our operations are profitable. The Company’s interim period tax provision is estimated based on the expected annual worldwide tax rate and takes into account the tax effect of discrete items. In the three-month period ended April 1, 2007, our income tax benefit was primarily the result of recognition of deferred tax assets to the extent of deferred tax liabilities created by the acquisition of SP Systems in January 2007, net of foreign income taxes in profitable jurisdictions where the tax rates are less than the U.S. statutory rate.

For financial reporting purposes, income tax expense and deferred income tax balances were calculated as if we were a separate entity and had prepared our own separate tax return. Deferred tax assets and liabilities are recognized for temporary differences between financial statement and income tax bases of assets and liabilities. We recorded a valuation allowance to the extent our net deferred tax asset on all items except comprehensive income exceeded our net deferred tax liability. We expect it is more likely than not that we will not realize our net deferred tax asset as of March 30, 2008. In assessing the need for a valuation allowance, we consider historical levels of income, expectations and risks associated with the estimates of future taxable income and ongoing prudent and feasible tax planning strategies. In the event we determine that we would be able to realize additional deferred tax assets in the future in excess of the net recorded amount, or if we subsequently determine that realization of an amount previously recorded is unlikely, we would record an adjustment to the deferred tax asset valuation allowance, which would change income in the period of adjustment.

As described in Note 2 of Notes to Condensed Consolidated Financial Statements, we will pay federal and state income taxes in accordance with the tax sharing agreement with Cypress. Effective with the closing of our public offering of common stock in June 2006, we are no longer eligible to file federal and most state consolidated tax returns with Cypress. Accordingly, we will be required to pay Cypress for any federal income tax credit or net operating loss carryforwards utilized in our federal tax returns in subsequent periods. Any payments we make to Cypress when we utilize certain tax attributes will be accounted for as an equity transaction with Cypress. As of December 30, 2007, we had federal net operating loss carryforwards of approximately $147.6 million. These federal net operating loss carryforwards will expire at various dates from 2011 to 2027. We had California state net operating loss carryforwards of approximately $73.5 million as of December 30, 2007, which expire at various dates from 2011 to 2017. We also had research and development credit carryforwards of approximately $3.9 million for both federal and state tax purposes.

Liquidity and Capital Resources

In February 2007, we raised $194.0 million net proceeds from the issuance of 1.25% senior convertible debentures. In July 2007, we raised $220.1 million net proceeds from the issuance of 0.75% senior convertible debentures and $167.4 million net proceeds from the completion of a follow-on offering of 2.7 million shares of our class A common stock.

Cash Flows

A summary of the sources and uses of cash and cash equivalents is as follows:

	Three Months Ended
(In thousands)	March 30, 2008	April 1, 2007
Net cash used in operating activities	$(69,361)	$(5,059)
Net cash used in investing activities	(92,313)	(143,481)
Net cash provided by financing activities	2,165	192,406

Operating Activities

Net cash used in operating activities of $69.4 million for the three months ended March 30, 2008 was primarily the result of decreases in billings in excess of costs and estimated earnings of $43.7 million related to contractual timing of system project billings, increases in costs and estimated earnings in excess of billings of $20.7 million also related to contractual timing of system project billings, as well as increases in inventories of $40.7 million, accounts receivable of $17.2 million, prepaid expenses and other assets of $14.5 million and other changes in operating assets and liabilities totaling $4.8 million. These items were partially offset by net income of $12.8 million, plus non-cash charges totaling $35.4 million for depreciation, impairment of long-lived assets, amortization, write-off of debt issuance costs and stock-based compensation expense. In addition, these items were offset by increases in accounts payable and other accrued liabilities of $24.0 million. The significant increases in substantially all of our current assets and current liabilities resulted from our substantial revenue increase in the three months ended March 30, 2008 compared to previous quarters which impacted net income and working capital.

Net cash used in operating activities of $5.1 million for the three months ended April 1, 2007 was primarily the result of increases in inventories of $22.2 million, costs and estimated earnings in excess of billings of $10.0 million, advance payments to suppliers of $8.6 million related to our existing supply agreements and deferred project costs of $6.2 million, as well as decreases in advances from customers of $7.5 million. These items were partially offset by net income of $1.2 million, plus non-cash charges totaling $33.0 million for depreciation, amortization, purchased in-process research and development and stock-based compensation expense. In addition, these items were offset by decreases in accounts receivable of $9.0 million, prepaid expenses and other assets of $4.0 million and other changes in operating assets and liabilities totaling $2.2 million. The significant increases in substantially all of our current assets and current liabilities resulted from the acquisition of SP Systems in January 2007, as well as our substantial revenue increase in the three months ended April 1, 2007 compared to previous quarters which impacted net income and working capital.

Investing Activities

Net cash used in investing activities was $92.3 million for the three months ended March 30, 2008, which primarily relates to capital expenditures of $50.8 million incurred during the first quarter of fiscal 2008. Capital expenditures were mainly associated with manufacturing capacity expansion in the Philippines. Although the timing of our capital expansion plans may shift depending on many factors, we currently expect fiscal 2008 capital expenditures to be between approximately $250.0 million and $300.0 million, primarily related to continued expansion of our manufacturing capacity. Also during the three-month period ended March 30, 2008, (i) restricted cash increased by $55.6 million for additional collateral securing outstanding indebtedness to Wells Fargo related to both the line of credit, including our letter of credit subfeature, and the letter of credit line, to secure advance payments received from customers; (ii) we paid cash of $13.5 million for the acquisition of SunPower Italia, net of cash acquired; and (iii) we invested an additional $5.6 million in joint ventures. Cash used in investing activities was partially offset by $33.1 million in proceeds received from the sales of available-for-sale securities, net of available-for-sale securities purchased during the period.

Net cash used in investing activities was $143.5 million for the three months ended April 1, 2007, which primarily relates to cash paid of $98.6 million for the acquisition of SP Systems, net of cash acquired, and capital expenditures of $60.9 million incurred during the first quarter of fiscal 2007. Also during the three months ended April 1, 2007, we received proceeds of $16.5 million from the sale of available-for-sale securities.

Financing Activities

Net cash provided by financing activities for the three months ended March 30, 2008 reflects proceeds received of $1.1 million from stock option exercises and excess tax benefits totaling $4.4 million from the exercise of stock options, partially offset by cash paid of $3.3 million for treasury stock purchases that were used to pay withholding taxes on vested restricted stock. Net cash provided by financing activities for the three months ended April 1, 2007 primarily reflects $194.0 million in net proceeds from the issuance of $200.0 million in principal amount of 1.25% senior convertible debentures in February 2007. Also during the three months ended April 1, 2007, we paid $3.6 million on an outstanding line of credit and received $2.0 million in proceeds from stock option exercises.

Revision of Statement of Cash Flow Presentation Related to Purchases of Property, Plant and Equipment

We have corrected our Condensed Consolidated Statements of Cash Flows for the three months ended April 1, 2007 to exclude the impact of purchases of property, plant and equipment that remain unpaid and as such are included in “accounts payable and other accrued liabilities” at the end of the reporting period. Historically, changes in “accounts payable and other accrued liabilities” related to such purchases were included in cash flows from operations, while the investing activity caption "Purchase of property, plant and equipment" included these purchases. As these unpaid purchases do not reflect cash transactions, we have revised our cash flow presentations to exclude them. The correction resulted in a decrease to the previously reported amount of cash used for operating activities of $4.7 million in the three months ended April 1, 2007, resulting from a reduction in the amount of cash used from the change in accounts payable and other accrued liabilities in that period. The corresponding correction in the investing section was to increase cash used for investing activities by $4.7 million in the three months ended April 1, 2007, as a result of the increase in the amount of cash used for purchases of property, plant and equipment in that period. These corrections had no impact on our previously reported results of operations, working capital or stockholders’ equity. We concluded that these corrections were not material to any of our previously issued condensed consolidated financial statements, based on SEC Staff Accounting Bulletin: No. 99-Materiality.

Debt and Credit Sources

In December 2005, we entered into a $25.0 million three-year revolving credit facility with affiliates of Credit Suisse Securities (USA) LLC, or Credit Suisse, and Lehman Brothers Inc., or Lehman Brothers, of which there were no borrowings ever made under the facility. We terminated our agreement with affiliates of Credit Suisse and Lehman Brothers in July 2007.

In connection with the acquisition of SP Systems on January 10, 2007, we assumed a line of credit SP Systems had with Union Bank of California, N.A., or UBOC, with an outstanding balance of approximately $3.6 million. During the first quarter of fiscal 2007, we paid off the outstanding balance in full.

Also on January 10, 2007, we amended and restated the loan agreement with UBOC. The amended and restated loan agreement provided for a $10.0 million trade finance credit facility, which was scheduled to expire on April 30, 2007. This facility allowed us to issue commercial and standby letters of credit, but did not provide for any loans. All of the assets of SP Systems secured this trade finance facility. In addition, the agreement required that SP Systems maintain cash equal to the value of letters of credit outstanding in restricted accounts as collateral for letters of credit issued by the bank. In April 2007, we amended the loan agreement to, among other things, extend the maturity date to July 31, 2007, and remove the requirement to have cash collateral for letters of credit. We guaranteed $10.5 million in connection with the April 2007 amendment including the $10 million trade credit facility and a separate $0.5 million credit card facility through UBOC. Our line of credit with UBOC expired on July 31, 2007.

In July 2007, we entered into a credit agreement with Wells Fargo Bank, National Association, or Wells Fargo, that was amended from time to time, providing for a $50.0 million unsecured revolving credit line, with a $50.0 million unsecured letter of credit subfeature, and a separate $50.0 million secured letter of credit facility as of March 30, 2008. We may borrow up to $50.0 million and request that Wells Fargo issue up to $50.0 million in letters of credit under the unsecured letter of credit subfeature through July 31, 2008. Letters of credit issued under the subfeature reduce our borrowing capacity under the revolving credit line. Additionally, we may request that Wells Fargo issue up to $50.0 million in letters of credit under the secured letter of credit facility through July 31, 2012. As detailed in the agreement, we will pay interest on outstanding borrowings and a fee for outstanding letters of credit. We have the ability at any time to prepay outstanding loans. All borrowings must be repaid by July 31, 2008, and all letters of credit issued under the unsecured letter of credit subfeature expire on or before July 31, 2008 unless we provide by such date collateral in the form of cash or cash equivalents in the aggregate amount available to be drawn under letters of credit outstanding at such time (these dates were subsequently extended as described below). All letters of credit issued under the secured letter of credit facility expire no later than July 31, 2012. We concurrently entered into a security agreement with Wells Fargo, granting a security interest in a deposit account to secure our obligations in connection with any letters of credit that might be issued under the credit agreement. In connection with the credit agreement, SunPower North America, Inc., our wholly-owned subsidiary, and SP Systems, another wholly-owned subsidiary of ours, entered into an associated continuing guaranty with Wells Fargo. The terms of the credit agreement include certain conditions to borrowings, representations and covenants, and events of default customary for financing transactions of this type.

For the year ended December 30, 2007, we were not compliant with two debt covenants. We had failed to deliver in a timely manner a certificate of the chief executive officer or chief financial officer that the financial statements in its prior Quarterly Report on Form 10-Q were accurate and that there existed no event of default with debt covenants. We also entered into corporate guaranties on construction project deals in Europe that exceeded the allowed amount under the debt covenants. In January 2008, we entered into an agreement with Wells Fargo to amend the existing credit agreement. Under the amended credit agreement, Wells Fargo waived compliance requirements with certain restrictive covenants, including the prohibition against our providing corporate guaranties supporting contracts between our subsidiaries and third parties. In exchange for waiving compliance with such restrictive covenants, we agreed to maintain a balance of funds in a deposit account with Wells Fargo, in an amount no less than the aggregate outstanding indebtedness we owed to Wells Fargo under both the line of credit, including our letter of credit subfeature, and the letter of credit line, as collateral securing such outstanding indebtedness. Had Wells Fargo not waived this violation, we would have been in default of our debt covenants and may have been required to immediately repay the aggregate outstanding indebtedness we owed to Wells Fargo under both the line of credit, including our letter of credit subfeature, and the letter of credit line.

As of March 30, 2008 and December 30, 2007, 8 letters of credit totaling $46.3 million and 4 letters of credit totaling $32.0 million, respectively, were issued by Wells Fargo under the unsecured letter of credit subfeature. As of March 30, 2008, 17 letters of credit totaling $52.3 million were issued by Wells Fargo under the secured letter of credit facility, exceeding the amount we may request Wells Fargo to issue under the credit agreement by $2.3 million. On March 27, 2008, Wells Fargo issued an additional secured letter of credit outside of the line totaling $4.8 million as temporary accommodation while we negotiated amended terms of the credit agreement with Wells Fargo. As of December 30, 2007, 8 letters of credit totaling $47.9 million were issued by Wells Fargo under the secured letter of credit facility. On March 30, 2008 and December 30, 2007, cash available to be borrowed under the unsecured revolving credit line was $3.7 million and $18.0 million, respectively, and includes letter of credit capacities available to be issued by Wells Fargo under the unsecured letter of credit subfeature of $3.7 million and $8.0 million, respectively. Letters of credit available under the secured letter of credit facility at March 30, 2008 and December 30, 2007 totaled zero and $2.1 million, respectively.

On April 4, 2008, we entered into an amendment to the credit agreement with Wells Fargo that increased the amount available under the secured letter of credit facility from $50.0 million to $150.0 million, extended the expiration date of the unsecured revolving credit line from July 31, 2008 to April 4, 2009, and modified certain restrictive covenants. In addition, we granted to Wells Fargo a security interest in a securities account to secure our obligations in connection with any letters of credit that might be issued under the secured letter of credit line and SunPower Systems SA, an indirect wholly-owned subsidiary, entered into an associated continuing guaranty with Wells Fargo. As a result of the increased availability in the secured letter of credit facility, the $4.8 million secured letter of credit that was previously issued outside the line as temporary accommodation was reclassified as a letter of credit under the secured letter of credit facility.

Until April 4, 2009, we may borrow up to $50.0 million under the credit agreement’s unsecured line of credit and request that Wells Fargo issue up to $50.0 million in letters of credit under the unsecured letter of credit subfeature, provided that any letters of credit issued and outstanding under the unsecured letter of credit subfeature will reduce our borrowing capacity. Until July 31, 2012, we may request that Wells Fargo issue up to $150.0 million in letters of credit under the credit agreement’s secured letter of credit line. As detailed in the credit agreement, we will pay interest on outstanding borrowings and a fee for issued and outstanding letters of credit. We have the ability at any time to prepay outstanding loans. All borrowings must be repaid by April 4, 2009, and all letters of credit issued under the unsecured letter of credit subfeature expire on or before April 4, 2009 unless we provide by such date collateral in the form of cash or cash equivalents in the aggregate amount available to be drawn under letters of credit outstanding at such time. All letters of credit issued under the secured letter of credit line expire no later than July 31, 2012. The loan documents include certain conditions to borrowings, representations and covenants, and events of default customary for financing transactions of this type.

In February 2007, we issued $200.0 million in principal amount of our 1.25% senior convertible debentures, or the February 2007 debentures, and received net proceeds of $194.0 million. Interest on the February 2007 debentures is payable on February 15 and August 15 of each year, commencing August 15, 2007. The February 2007 debentures will mature on February 15, 2027. Holders may require us to repurchase all or a portion of their February 2007 debentures on each of February 15, 2012, February 15, 2017 and February 15, 2022, or if we experience certain types of corporate transactions constituting a fundamental change. Any repurchase of the February 2007 debentures pursuant to these provisions will be for cash at a price equal to 100% of the principal amount of the February 2007 debentures to be repurchased plus accrued and unpaid interest. In addition, we may redeem some or all of the February 2007 debentures on or after February 15, 2012 for cash at a redemption price equal to 100% of the principal amount of the February 2007 debentures to be redeemed plus accrued and unpaid interest. See Note 10 of Notes to our Condensed Consolidated Financial Statements.

In July 2007, we issued $225.0 million in principal amount of our 0.75% senior convertible debentures, or the July 2007 debentures, and received net proceeds of $220.1 million. Interest on the July 2007 debentures is payable on February 1 and August 1 of each year, commencing February 1, 2008. The July 2007 debentures will mature on August 1, 2027. Holders may require us to repurchase all or a portion of their July 2007 debentures on each of August 1, 2010, August 1, 2015, August 1, 2020 and August 1, 2025, or if we experience certain types of corporate transactions constituting a fundamental change. Any repurchase of the July 2007 debentures pursuant to these provisions will be for cash at a price equal to 100% of the principal amount of the July 2007 debentures to be repurchased plus accrued and unpaid interest. In addition, we may redeem some or all of the July 2007 debentures on or after August 1, 2010 for cash at a redemption price equal to 100% of the principal amount of the July 2007 debentures to be redeemed plus accrued and unpaid interest. See Note 10 of Notes to our Condensed Consolidated Financial Statements.

Liquidity

For the year ended December 30, 2007, the closing price of our class A common stock equaled or exceeded 125% of the $56.75 per share initial effective conversion price governing the February 2007 debentures and the closing price of our class A common stock equaled or exceeded 125% of the $82.24 per share initial effective conversion price governing the July 2007 debentures, for 20 out of 30 consecutive trading days ending on December 30, 2007, thus satisfying the market price conversion trigger pursuant to the terms of the debentures. As of the first trading day of the first quarter in fiscal 2008, holders of the February 2007 debentures and July 2007 debentures were able to exercise their right to convert the debentures any day in that fiscal quarter. Therefore, since holders of the February 2007 debentures and July 2007 debentures were able to exercise their right to convert the debentures in the first quarter of fiscal 2008, we classified the $425.0 million in aggregate convertible debt as short-term debt in its Condensed Consolidated Balance Sheets as of December 30, 2007. In addition, we wrote off $8.2 million and $1.0 million of unamortized debt issuance costs in the fourth fiscal quarter of 2007 and first fiscal quarter of 2008, respectively. For the quarter ended March 30, 2008, no holders of the February 2007 debentures and July 2007 debentures exercised their right to convert the debentures. Because the closing stock price did not equal or exceed 125% of the initial effective conversion price governing both the February 2007 debentures and July 2007 debentures for 20 out of 30 consecutive trading days during the quarter ended March 30, 2008, holders of the debentures did not have the right to convert the debentures, based on the market price conversion trigger, any day in the second fiscal quarter beginning on March 31, 2008. Accordingly, we re-classified the $425.0 million in aggregate convertible debt from short-term debt to long-term debt in its Condensed Consolidated Balance Sheets as of March 30, 2008. This test is repeated each fiscal quarter, therefore, if the market price conversion trigger is satisfied in a subsequent quarter, the debentures may again be re-classified as short-term debt.

    As of March 30, 2008, we had cash and cash equivalents of $132.5 million as compared to $285.2 million as of December 30, 2007. In addition, we had short-term investments and long-term investments of $63.5 million and $37.6 million as of March 30, 2008, respectively, as compared to $105.4 million and $29.1 million as of December 30, 2007, respectively. Of these investments, we held seven auction rate securities totaling $37.6 million as of March 30, 2008 as compared to ten auction rate securities totaling $50.8 million as of December 30, 2007. These auction rate securities are typically over collateralized and secured by pools of student loans originated under the Federal Family Education Loan Program, or FFELP, and are guaranteed by the U.S. Department of Education, and insured. In addition, all auction rate securities held are rated by one or more of the Nationally Recognized Statistical Rating Organizations, or NRSROs, as triple-A. Beginning in February 2008, the auction rate securities market experienced a significant increase in the number of failed auctions, resulting from a lack of liquidity, which occurs when sell orders exceed buy orders, and does not necessarily signify a default by the issuer. As of May 9, 2008, all auction rate securities invested in at March 30, 2008 had failed to clear at auctions. For failed auctions, we continue to earn interest on these investments at the maximum contractual rate as the issuer is obligated under contractual terms to pay penalty rates should auctions fail. Historically, failed auctions have rarely occurred, however, such failures could continue to occur in the future. In the event we need to access these funds, we will not be able to do so until a future auction is successful, the issuer redeems the securities, a buyer is found outside of the auction process or the securities mature. Accordingly, auction rate securities at March 30, 2008 and December 30, 2007 that were not sold in a subsequent period totaling $37.6 million and $29.1 million, respectively, are classified as long-term investments on the Condensed Consolidated Balance Sheets, because they are not expected to be used to fund current operations and consistent with the stated contractual maturities of the securities.

We have concluded that no other-than-temporary impairment losses occurred in the three months ended March 30, 2008 because the lack of liquidity in the market for auction rate securities is considered temporary in nature. If it is determined that the fair value of these securities is other-than-temporarily impaired, we would record a loss in our Condensed Consolidated Statements of Operations in the second quarter of 2008, which could be material.

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

Contractual Obligations

The following summarizes our contractual obligations at March 30, 2008:

	Payments Due by Period
(In thousands)	Total	2008 (remaining 9 months)	2009 – 2010	2011 – 2012	Beyond 2012
Obligation to Cypress	$3,846	$3,846	$—	$—	$—
Customer advances	69,810	11,490	26,320	16,000	16,000
Interest on customer advances	2,294	1,053	1,241	—	—
Convertible debt	425,000	—	—	—	425,000
Interest on convertible debt	79,806	3,141	8,375	8,375	59,915
Lease commitments	46,633	3,654	10,708	8,338	23,933
Utility obligations	750	—	—	—	750
Royalty obligations	284	284	—	—	—
Non-cancelable purchase orders	151,742	150,858	884	—	—
Purchase commitments under agreements	3,588,179	213,143	962,166	885,524	1,527,346
Total	$4,368,344	$387,469	$1,009,694	$918,237	$2,052,944

Customer advances and interest on customer advances relate to advance payments received from customers for future purchases of solar power products or supplies. Convertible debt and interest on convertible debt relate to the aggregate of $425.0 million in principal amount of our senior convertible debentures. For the purpose of the table above, we assume that all holders of the convertible debt will hold the debentures through the date of maturity in fiscal 2027 and upon redemption, the values of the convertible debt are equal to the aggregate principal amount of $425.0 million with no premiums. Lease commitments primarily relate to our 5-year lease agreement with Cypress for our headquarters in San Jose, California, a 15-year lease agreement with Cypress for our manufacturing facility in the Philippines that was subsequently purchased in May 2008 (See Note 17 of Notes to our Condensed Consolidated Financial Statements), an 11-year lease agreement with an unaffiliated third party for our administrative, research and development offices in Richmond, California, a 5-year lease agreement with an unaffiliated third party for a second facility in the Philippines and other leases for various office space. Utility obligations relate to our 11-year lease agreement with an unaffiliated third party for our administrative, research and development offices in Richmond, California. Royalty obligations result from several of the systems segment government awards and existing agreements. Non-cancelable purchase orders relate to purchase commitments for equipment and building improvements for our manufacturing facilities. Purchase commitments under agreements relate to arrangements entered into with suppliers of polysilicon, ingots, wafers, solar cells and solar modules as well as agreements to purchase solar renewable energy certificates from solar installation owners in New Jersey. These agreements specify future quantities and pricing of products to be supplied by the vendors for periods up to 12 years and there are certain consequences, such as forfeiture of advanced deposits and liquidated damages relating to previous purchases, in the event that we terminate the arrangements.

As of March 30, 2008 and December 30, 2007, total liabilities associated with FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, and Related Implementation Issues,” or FIN 48, uncertain tax positions were $4.6 million and $4.1 million, respectively, none of which was included in "Accrued liabilities" on the Condensed Consolidated Balance Sheets, as it is not expected to be paid within the next twelve months. Total liabilities associated with uncertain tax positions of $4.6 million and $4.1 million is included in "Other long-term liabilities" on our Condensed Consolidated Balance Sheets at March 30, 2008 and December 30, 2007, respectively. Due to the complexity and uncertainty associated with our tax positions, we cannot make a reasonably reliable estimate of the period in which cash settlement will be made for our liabilities associated with uncertain tax positions in "Other long-term liabilities," therefore, they have been excluded from the table above.

Recent Accounting Pronouncements

See Note 1 of Notes to our Condensed Consolidated Financial Statements for a description of certain other recent accounting pronouncements including the expected dates of adoption and effects on our results of operations and financial condition.

Item 3.	Quantitative and Qualitative Disclosure About Market Risk

Interest Rate Risk

Our exposure to market risks for changes in interest rates relates primarily to our cash equivalents, restricted cash and investment portfolio and convertible debt.

As of March 30, 2008, our investment portfolio consisted of a variety of financial instruments, including, but not limited to, money market securities, commercial paper and corporate securities. These investments are generally classified as available-for-sale and, consequently, are recorded on our balance sheet at fair market value with their related unrealized gain or loss reflected as a component of accumulated other comprehensive income in stockholders’ equity. Due to the relatively short-term nature of our investment portfolio, we do not believe that an immediate 10% increase in interest rates would have a material effect on the fair market value of our portfolio. Since we believe we have the ability to liquidate this portfolio, we do not expect our operating results or cash flows to be materially affected to any significant degree by a sudden change in market interest rates on our investment portfolio.

Auction rate securities are variable rate debt instruments with interest rates that, unless they fail to clear at auctions, are reset approximately every seven days, twenty-eight days, thirty-five days or six-months. The “stated” or “contractual” maturities for these securities generally are between 20 to 30 years. The auction rate securities are classified as available for sale under SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” or SFAS No. 115, and are recorded at fair value. Typically, the carrying value of auction rate securities approximates fair value due to the frequent resetting of the interest rates. At March 30, 2008, we had $37.6 million invested in auction rate securities. As of May 9, 2008, all auction rate securities invested in at March 30, 2008 had failed to clear at auctions. These auction rate securities are typically over collateralized and secured by pools of student loans originated under the FFELP and are guaranteed by the U.S. Department of Education, and insured. In addition, all auction rate securities held are rated by one or more of the NRSROs as triple-A. We continue to earn interest on these investments at the maximum contractual rate as the issuer is obligated under contractual terms to pay penalty rates should auctions fail. We have concluded that no other-than-temporary impairment losses occurred in the three months ended March 30, 2008 because the lack of liquidity in the market for auction rate securities is considered temporary in nature. We will continue to analyze our auction rate securities each reporting period for impairment and may be required to record an impairment charge if the issuer of the auction rate securities is unable to successfully close future auctions or does not redeem the securities.

The fair market value of our 1.25% senior convertible debentures issued in February 2007 and 0.75% senior convertible debentures issued in July 2007 is subject to interest rate and market price risk due to the convertible feature of the debentures. The fair market value of the senior convertible debentures will increase as interest rates fall and decrease as interest rates rise. In addition, the fair market value of the senior convertible debentures will increase as the market price of our class A common stock increases and decrease as the market price falls. The interest and market value changes affect the fair market value of the senior convertible debentures but do not impact our financial position, cash flows or results of operations due to the fixed nature of the debt obligations. As of March 30, 2008, the estimated fair value of the senior convertible debentures was approximately $563.2 million based on quoted market prices. A 10% increase in quoted market prices would increase the estimated fair value of the senior convertible debentures to approximately $619.5 million as of March 30, 2008 and a 10% decrease in the quoted market prices would decrease the estimated fair value of the senior convertible debentures to $506.9 million.

Equity Price Risk

Our exposure to equity price risk relate to equity method investments we hold, generally as the result of strategic investments in third parties that are subject to considerable market risk due to their volatility. We generally do not attempt to reduce or eliminate our market exposure in these equity method investments. At March 30, 2008, the total carrying value of our equity method investments was $11.5 million.

Foreign Currency Exchange Risk

Our exposure to adverse movements in foreign currency exchange rates is primarily related to sales to European customers that are denominated in Euros and procurement of certain capital equipment in Euros. Our Switzerland subsidiary has exposure to adverse movements in foreign currency exchange rates primarily related to inventory purchases that are denominated in U.S. dollars. For the three-month periods ended March 30, 2008 and April 1, 2007, approximately 79% and 61%, respectively, of our total revenue was generated outside the United States. A hypothetical change of 10% in foreign currency exchange rates as of March 30, 2008 could impact our Condensed Consolidated Financial Statements or results of operations by $9.3 million based on our outstanding forward contracts of $130.9 million. We currently conduct hedging activities, which involve the use of currency forward contracts. We cannot predict the impact of future exchange rate fluctuations on our business and operating results. In the past, we have experienced an adverse impact on our revenue and profitability as a result of foreign currency fluctuations. We believe that we may have increased risk associated with currency fluctuations in the future.

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

Based on their evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q and subject to the foregoing, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no material changes in our internal control over financial reporting that occurred during the first quarter of fiscal 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS
From time to time we are a party to litigation matters and claims that are normal in the course of our operations. While we believe that the ultimate outcome of these matters will not have a material adverse effect on us, the outcome of these matters is not determinable and negative outcomes may adversely affect our financial position, liquidity or results of operations.

ITEM 1A: RISK FACTORS

The following discussion of risk factors contains “forward-looking statements” as discussed in “Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations.” These risk factors may be important to understanding any statement in this Quarterly Report on Form 10-Q or elsewhere. The following information should be read in conjunction with “PART I. FINANCIAL INFORMATION, Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “PART I. FINANCIAL INFORMATION, Item 1: Financial Statements” and the accompanying Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.

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

There is currently an industry-wide shortage of polysilicon, which has resulted in significant price increases. Increases in polysilicon prices have in the past increased our manufacturing costs and may impact our manufacturing costs and net income in the future. With these price increases, demand for solar cells has also increased, and many of our principal competitors have announced plans to add additional manufacturing capacity. As this additional solar cell manufacturing capacity becomes operational, it may increase the demand for polysilicon in the near-term and further exacerbate the current shortage of polysilicon. Polysilicon is also used in the semiconductor industry generally and any increase in demand from that sector will compound the shortage of polysilicon. The production of polysilicon is capital intensive and adding additional capacity requires significant lead time. We are aware that several new facilities for the manufacture of polysilicon are under construction, but we believe that the supply imbalance will not be remedied in the near-term. We expect that polysilicon demand will continue to outstrip supply through much of 2008 and potentially for a longer period, but we expect that the average market price of polysilicon will decrease over time as new manufacturers enter the market.

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

Additionally, the steps we have taken to further increase the efficiency of our polysilicon utilization are unproven at volume production levels and may not enable us to realize the cost reductions we anticipate. Given the current polysilicon shortage, we believe the efficient use of polysilicon will be critical to our ability to reduce our manufacturing costs. We continue to implement several measures to increase the efficient use of polysilicon in our manufacturing process. For example, we are developing processes to utilize thinner wafers which require less polysilicon and improved wafer-slicing technology to reduce the amount of material lost while slicing wafers, otherwise known as kerf loss. Although we have implemented production using thinner wafers and anticipate further reductions in wafer thickness, these methods may have unforeseen negative consequences on our yields or our solar cell efficiency or reliability once they are put into large-scale commercial production, or they may not enable us to realize the cost reductions we hope to achieve.

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

We manufacture our solar cells utilizing ingots and wafers manufactured by third parties, which in turn use polysilicon for their manufacturing process. We are seeking to address the current polysilicon shortage by negotiating multi-year, binding contractual commitments directly with polysilicon suppliers, and supplying such polysilicon to third parties which provide us ingots and wafers. Under such polysilicon agreements, we may be required to purchase a specified quantity of polysilicon, ingots or wafers at fixed prices, in some cases subject to upward inflation-related adjustments over a set period of time, which is often a period of several years. We also may be required to make substantial prepayments to these suppliers against future deliveries. For example, in July 2007 we entered into a long-term supply agreement with Hemlock Semiconductor Corporation, or Hemlock, a manufacturer of polysilicon. The agreement requires us to purchase an amount of silicon that is expected to support more than two gigawatts of solar cell production at fixed prices from 2010 to 2019. We are also required to make material aggregate cash prepayments to Hemlock prior to 2010 in three equal installments. Such prepayments will be used to fund the expansion of Hemlock’s polysilicon manufacturing capacity and will be credited against future deliveries of polysilicon to us. The Hemlock agreement, or any other “take or pay” agreement we enter into, allows the supplier to invoice us for the full purchase price of polysilicon we are under contract to purchase each year, whether or not we actually order the required volume. If for any reason we fail to order the required annual volume under the Hemlock or similar agreements, the resulting monetary damages could have a material adverse effect on our business and results of operations.

We do not obtain contracts or commitments from customers for all of the solar panels manufactured with the polysilicon purchased under such firm commitment contracts. Instead, we rely on our long-term internal forecasts to determine the timing of our production schedules and the volume and mix of products to be manufactured, including the estimated quantity of polysilicon, ingots and wafers needed. The level and timing of orders placed by customers may vary for many reasons. As a result, at any particular time, we may have insufficient or excess inventory, which could render us unable to fulfill customer orders or increase our cost of production. In addition, we have negotiated the fixed prices under these supply contracts based on our long-term projections of the future price of polysilicon. If the market price of polysilicon in future periods is less than the price we have committed to pay either because of new technological developments or any other reason, our cost of production could be comparatively higher than that of competitors who buy polysilicon on the open market. This would place us at a competitive disadvantage to these competitors, and could materially and adversely affect our business and results of operations.

    Long-term contractual commitments also expose us to specific counter-party risk, which can be magnified when dealing with suppliers without a long, stable production and financial history. For example, if one or more of our contractual counterparties is unable or unwilling to provide us with the contracted amount of polysilicon, wafers or ingots, we could be required to attempt to obtain polysilicon in the open market, which could be unavailable at that time, or only available at prices in excess of our contracted prices. In addition, in the event any such supplier experiences financial difficulties, it may be difficult or impossible, or may require substantial time and expense, for us to recover any or all of our prepayments. Any of the foregoing could materially harm our financial condition and results of operations.

The reduction or elimination of government and economic incentives could cause our revenue to decline and harm our financial results.

The market for on-grid applications, where solar power is used to supplement a customer’s electricity purchased from the utility network or sold to a utility under tariff, depends in large part on the availability and size of government and economic incentives that vary by geographic market. Because our sales are into the on-grid market, the reduction or elimination of government and economic incentives in one or more of these markets would adversely affect the growth of this market or result in increased price competition, either of which could cause our revenue to decline and harm our financial results.

Today, the cost of solar power exceeds retail electric rates in many locations. As a result, federal, state and local government bodies in many countries, most notably Spain, the United States, Germany, Italy, South Korea, Canada, Japan, Portugal, Greece and France, have provided incentives in the form of feed-in tariffs, rebates, tax credits and other incentives and mandates to end users, distributors, system integrators and manufacturers of solar power products to promote the use of solar energy in on-grid applications and to reduce dependency on other forms of energy. These government economic incentives could be reduced, expire or be eliminated altogether reducing demand for our products in the affected markets. In fact, some solar program incentives expire, decline over time, are limited in total funding or require renewal of authority.

For example, Spain’s feed-in tariff expires in late September, 2008.  The government has proposed a new draft feed-on tariff to continue solar support after the current tariff expires, but if the Spanish government does not implement a new feed-in tariff at all, or with sufficient time for the market to respond, demand in Spain could be significantly reduced until the new tariff goes into effect.  If the government substantially reduces the new feed-in tariff beyond the solar-adjusted feed-in tariff of other markets, demand may decline under a new feed-in tariff as the market moves to more attractive markets.

In the United States, the federal investment tax credit for solar installations expires in its current form at year-end 2008. Without an extension of the federal investment tax credit, many commercial customers and third-party financiers will not contract to purchase solar systems.

In California, the California Solar Initiative is designed to lower the stated rebate level as market penetration increases.  If system ASPs do not decline as the rebate levels decline, demand may decline in California. Net metering and other operational policies in California or other markets could limit the amount of solar power installed there. For the three-month period ended March 30, 2008, 21% and 52% of our total revenue was generated in the United States and Spain, respectively, as compared to 39% and 22%, respectively, of our total revenue for the three-month period ended April 1, 2007.

Reductions in, or eliminations or expirations of, governmental incentives such as these could result in decreased demand for and lower revenue from our products. Changes in the level or structure of a renewable portfolio standard and similar mandates could also result in decreased demand for and lower revenue or revenue growth from our products.

The execution of our growth strategy for our systems segment is dependent upon the continued availability of third-party financing arrangements for our customers.

For many of our projects, our customers have entered into agreements to finance the power systems over an extended period of time based on energy savings generated by our solar power systems, rather than pay the full capital cost of purchasing the solar power systems up front. For these types of projects, many of our customers choose to purchase solar electricity under a power purchase agreement with a financing company that purchases the system from us. In the three-month periods ended March 30, 2008 and April 1, 2007, approximately 46% and 16%, respectively, of our total revenue was derived from sales of systems to financing companies that engage in power purchase agreements with end-users of electricity.

Of such systems sales to financing companies that engage in power purchase agreements with end-users of electricity, 7% and 93% of systems sales were derived in the United States and Spain, respectively, in the three months ended March 30, 2008 as compared to 36% and 5%, respectively, of systems sales for the three months ended April 1, 2007. These structured finance arrangements are complex and may not be feasible in many situations. In addition, customers opting to finance a solar power system may forgo certain tax advantages associated with an outright purchase on an accelerated basis which may make this alternative less attractive for certain potential customers. If customers are unwilling or unable to finance the cost of our products, or if the parties that have historically provided this financing cease to do so, or only do so on terms that are substantially less favorable for us or these customers, our revenue and growth will be adversely affected.

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

MMA Renewable Ventures (a subsidiary of MuniMae, or MMA), is a customer of our systems segment, accounting for less than 10% of our total revenue in the first quarters of 2008 and 2007 and approximately 16% of our total revenue in fiscal 2007. MMA Renewable Ventures is a financing company that purchases systems from us and engages in power purchase agreements with end-users of electricity. Effective February 6, 2008, the New York Stock Exchange, or NYSE, suspended the trading of the common stock of MMA because MMA did not file its audited 2006 financial statements by March 3, 2008, the deadline imposed by the NYSE. In connection with completing the restatement and filing the Annual Report on Form 10-K for the year ended December 31, 2006, MMA incurred substantial accounting costs. In addition, general economic conditions have led to a severe capital and credit downturn, resulting in a slow-down to at least one element of MMA’s business. MMA’s management has evaluated their financial situation and determined it is not reasonably likely that the current reduction in net cash generated from operations will negatively impact its ability to remain a going concern.  However, in the event MMA Renewable Ventures ceases to be a customer of ours or fails to pay us in a timely manner, it could have a material adverse effect on our future results of operations.

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

Prior to our acquisition, SP Systems experienced significant revenue growth due primarily to the development and market acceptance of its PowerGuard® roof system, the acquisition and introduction of its PowerTracker® ground and elevated parking systems, its development of other technologies and increasing global interest and demand for renewable energy sources, including solar power generation. As a result, SP Systems increased its revenues in a relatively short period of time. Its annual revenue increased from $50.9 million in 2003 to $87.6 million in 2004 to $107.8 million in 2005 to $243.4 million in 2006. As a result of our acquisition involving SP Systems, our systems segment revenue for the year ended December 30, 2007 was $464.2 million and for the first quarter ended March 30, 2008 was $178.9 million. We may not experience similar growth of our total revenue or even similar growth of our systems segment revenue in future periods. Accordingly, investors should not rely on the results of any prior quarterly or annual period as an indication of our future operating performance.

    Our recent expansion has placed, and our planned expansion and any other future expansion will continue to place, a significant strain on our management, personnel, systems and resources. We plan to purchase additional equipment to significantly expand our manufacturing capacity and to hire additional employees to support an increase in manufacturing, research and development and our sales and marketing efforts. We had approximately 3,740 full-time employees as of March 30, 2008, and we anticipate that we will need to hire a significant number of highly skilled technical, manufacturing, sales, marketing, administrative and accounting personnel. The competition for qualified personnel is intense in our industry. We may not be successful in attracting and retaining sufficient numbers of qualified personnel to support our anticipated growth. To successfully manage our growth and handle the responsibilities of being a public company, we believe we must effectively:

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

In addition, under our power purchase business model, branded as our SunPower Access™ PPA program, we often execute power purchase agreements directly with the end-user customer purchasing solar electricity, with the expectation that we will later assign the power purchase agreement to a financier.  Under such arrangements, the financier separately contracts with SunPower to build and acquire the solar system, and then sells the electricity to the end-user customer under the assigned power purchase agreement.  When executing power purchase agreements with the end-user customers, SunPower seeks to mitigate the risk that a financier will not be available for the project by allowing termination of the power purchase agreement in such event without penalty.  However, SunPower may not always be successful in negotiating for penalty-free termination rights for failure to secure financing, and certain end-user customers have required substantial financial penalties in exchange for such rights.

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

In addition, some of our larger systems customers require that we pay substantial liquidated damages for each day or other period its solar installation is not completed beyond an agreed target date, up to and including the return of the entire project sale price. This is particularly true in Europe, where long-term, fixed feed-in tariffs available to investors are typically set during a prescribed period of project completion, but the fixed amount declines over time for projects completed in subsequent periods. For example, we are currently constructing several large-scale solar power plants in Spain which are expected to aggregate approximately 39 megawatts of peak capacity output when completed during the second and third quarters of 2008.  The economic viability of these projects relies on their completion and registration under the Spanish Royal Decree before the feed-in tariff expires in September 2008.  We face material financial penalties in the event we fail to meet the September completion deadlines, including but not limited a full refund of the contract price paid by the customers.  In certain cases we do not control all of the events which could give rise to these penalties, such as reliance on the local utility to timely complete electrical substation construction.

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

Even though our customer base is expected to increase and our revenue streams to diversify, a substantial portion of our net revenues could continue to depend on sales to a limited number of customers. Currently, our largest components segment customers are Conergy and Solon. Conergy and Solon individually accounted for less than 10% of total revenue for the three-month period ended March 30, 2008 as compared to 10% and 12%, respectively, of total revenue for the three-month period ended April 1, 2007. The loss of sales to either of these customers would have a significant negative impact on our business. Our agreements with these customers may be cancelled if we fail to meet certain product specifications or materially breach the agreement or in the event of bankruptcy, and our customers may seek to renegotiate the terms of current agreements or renewals. Most of the solar panels we sell to the European market are sold through our agreement with Conergy, and we may enter into similar agreements in the future.

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

We have incurred net losses from inception through 2005 and for the quarter ended July 1, 2007. On March 30, 2008, we had an accumulated deficit of approximately $10.1 million. To maintain our profitability, we will need to generate and sustain higher revenue while maintaining reasonable cost and expense levels. We do not know if our revenue will grow, or if it will grow sufficiently to outpace our expenses, which we expect to increase as we expand our manufacturing capacity. We may not be able to sustain or increase profitability on a quarterly or an annual basis. Our quarterly revenue and operating results will be difficult to predict and have in the past fluctuated from quarter to quarter. It is possible that our operating results in some quarters will be below market expectations. In particular, our systems segment is difficult to forecast and is susceptible to large fluctuations in financial results. The amount, timing and mix of sales of our systems segment, often for a single medium or large-scale project, may cause large fluctuations in our revenue and other financial results. Further, our revenue mix of high margin material sales versus lower margin projects in the systems business segment can fluctuate dramatically quarter to quarter, which may adversely affect our revenue and financial results in any given period.  Finally, our ability to meet project completion schedules for an individual project and the corresponding revenue impact under the percentage-of-completion method of recognizing revenue, may similarly cause large fluctuations in our revenue and other financial results. This may cause us to miss analysts’ guidance or any future guidance announced by us.

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

In addition to our reliance on a small number of suppliers for its solar cells and panels, we rely on third-party suppliers for key components for our solar power systems, such as inverters that convert the direct current electricity generated by solar panels into alternating current electricity usable by the customer. For the first quarter ended March 30, 2008, two suppliers accounted for most of our inverter purchases for domestic projects, two suppliers accounted for most of our inverter purchases for European projects and one supplier accounted for all of the inverter purchases for our Asia projects. In addition, one vendor supplies all of the foam required to manufacture our PowerGuard® roof system.

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

We have historically depended on the wafer-slicing operations of third-party vendors to slice a portion of our ingots into wafers. In the first quarter ended March 30, 2008, we sliced approximately 40% of our wafers. In October 2007, we announced our entry into a joint venture agreement to form a new company in the Philippines named First Philec Solar Corporation. This new company was formed to perform wafer-slicing operations for us. If our third-party vendors increase their prices or decrease or discontinue their shipments to us, as a result of equipment malfunctions, competing purchasers or otherwise, and we are unable to obtain substitute wafer-slicing from another vendor on acceptable terms, or increase our own wafer-slicing operations on a timely basis, our sales will decrease, our costs may increase or our business will otherwise be harmed.

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

For the first quarter ended March 30, 2008, a substantial portion of our sales were made to customers outside of the United States. Historically, we have had significant sales in Spain, Germany, Portugal and South Korea. We currently have seven solar cell production lines in operation, which are located at our manufacturing facilities in the Philippines. In addition, a majority of our assembly functions have historically been conducted by a third-party subcontractor in China. Risks we face in conducting business internationally include:

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

In addition, although base wages are lower in the Philippines than in the United States, wages for our employees in the Philippines are increasing, which could result in increased costs to employ our manufacturing engineers. As of March 30, 2008, approximately 87% of our employees were located in the Philippines. We also are faced with competition in the Philippines for employees, and we expect this competition to increase as additional manufacturing companies enter the market and expand their operations. In particular, there may be limited availability of qualified manufacturing engineers. We have benefited from an excess of supply over demand for college graduates in the field of engineering in the Philippines. If this favorable imbalance changes due to increased competition, it could affect the availability or cost of qualified employees, who are critical to our performance. This could increase our costs and turnover rates.

Currency fluctuations in the Euro, Philippine peso or the South Korean won relative to the U.S. dollar could decrease revenue or increase expenses.

During the three-month periods ended March 30, 2008 and April 1, 2007, approximately 79% and 61%, respectively, of our total revenue was generated outside the United States. We presently have currency exposure arising from sales, capital equipment purchases, prepayments and customer advances denominated in foreign currencies. A majority of our revenue is denominated in Euros, including fixed price agreements with Conergy and Solon, and a significant portion is denominated in U.S. dollars, while a portion of our costs are incurred and paid in Euros and a smaller portion of our expenses are paid in Philippine pesos and Japanese yen. In addition, our prepayments to Wacker-Chemie AG, a polysilicon supplier, and our customer advances from Solon are denominated in Euros.

We are exposed to the risk of a decrease in the value of the Euro relative to the U.S. dollar, which would decrease our total revenue. Changes in exchange rates between foreign currencies and the U.S. dollar may adversely affect our operating margins. For example, if these foreign currencies continue to appreciate against the U.S. dollar, it will make it more expensive in terms of U.S. dollars to purchase inventory or pay expenses with foreign currencies. In addition, currency devaluation can result in a loss to us if we hold deposits of that currency as well as make our products, which are usually purchased with U.S. dollars, relatively more expensive than products manufactured locally. An increase in the value of the U.S. dollar relative to foreign currencies could make our solar cells more expensive for international customers, thus potentially leading to a reduction in our sales and profitability.

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

The residential construction market has characteristics that may increase our exposure to certain risks we currently face or expose us to new risks. These risks include increased seasonality, sensitivity to interest rates and other macroeconomic conditions, as well as enhanced legal exposure. In particular, new home developments often result in class action litigation when one or more homes within a development experiences construction problems. Unlike our systems segment commercial business, where we typically act as the general contractor, we will be generally acting as subcontractor to homebuilders overseeing the development projects. In many instances subcontractors may be held liable for work of the homebuilder or other subcontractors. In addition, homebuilders often require onerous indemnification obligations that effectively allocate most of the potential liability from homeowner or class action lawsuits to subcontractors, including us. Insurance policies for residential work have significant limitations on coverage that may render such policies inapplicable to these lawsuits. If we are not successful in entering the new residential construction market, or if as a result of the litigation and indemnification risks associated with such market, we incur significant costs, our business and results of operations could be materially adversely affected.

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

The solar power market is characterized by continually changing technology requiring improved features, such as increased efficiency and higher power output and improved aesthetics. This will require us to continuously develop new solar power products and enhancements for existing solar power products to keep pace with evolving industry standards and changing customer requirements. Technologies developed by our direct competitors, including thin film solar panels, concentrating solar cells, solar thermal electric and other solar technologies, may provide power at lower costs.

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

During the first quarter ended March 30, 2008 and April 1, 2007, funding from government grants, agreements and contracts offset approximately 27% and 7%, respectively, our total research and development expense, excluding in-process research and development. In addition, in the third quarter of 2007, we signed a Solar America Initiative agreement with the U.S. Department of Energy in which we were awarded $8.5 million in the first budgetary period. Total funding for the three-year effort is estimated to be $24.7 million. Our cost share requirement under this program, including lower-tier subcontract awards, is anticipated to be $27.9 million.

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

We expect to continue to make significant capital expenditures, particularly in our manufacturing facilities, including, for example, through building purchases or long-term leases. We anticipate that our expenses will increase substantially in the foreseeable future as we expand our manufacturing operations, hire additional personnel, pay more or make advance payments for raw material, especially polysilicon, increase our sales and marketing efforts, invest in joint ventures and acquisitions, and continue our research and development efforts with respect to our products and manufacturing technologies. We expect total capital expenditures between approximately $250.0 million and $300.0 million in 2008 as we continue to increase our solar cell and solar panel manufacturing capacity. These expenditures would be greater if we decide to bring capacity on line more rapidly. We believe that our current cash and cash equivalents, cash generated from operations and, if necessary, borrowings under our credit agreement with Wells Fargo Bank, N.A., or Wells Fargo, and/or potential availability of future sources of funding will be sufficient to fund our capital and operating expenditures over the next 12 months. However, if our financial results or operating plans change from our current assumptions, or if the holders of our outstanding convertible debentures elect to convert the debentures, we may not have sufficient resources to support our business plan. For more information on our credit agreement with Wells Fargo and our outstanding convertible debentures, please see “Debt and Credit Sources” and “Liquidity” within “Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations.” If our capital resources are insufficient to satisfy our liquidity requirements, we may seek to sell additional equity securities or debt securities or obtain other debt financing. We may also issue equity securities in the future to suppliers of raw materials in order to secure adequate materials to satisfy our production needs. The sale of additional equity securities or convertible debt securities would result in additional dilution to our stockholders. Cypress Semiconductor Corporation, which retains voting control over us, may be unwilling to permit us to engage in dilutive financing events for tax-related or other reasons. Additional debt would result in increased expenses and could require us to abide by covenants that would restrict our operations. Our credit facilities contain customary covenants and defaults, including, among others, limitations on dividends, incurrence of indebtedness and liens and mergers and acquisitions and may restrict our operating flexibility. If adequate funds are not available on acceptable terms, our ability to fund our operations, develop and expand our manufacturing operations and distribution network, maintain our research and development efforts or otherwise respond to competitive pressures would be significantly impaired. See also “Risk Factors - We currently have a significant amount of debt outstanding. Our substantial indebtedness, along with our other contractual commitments, could adversely affect our business, financial condition and results of operations, as well as our ability to meet any of our payment obligations under the debentures and our other debt.”

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

One of our key products, the PowerTracker®, now referred to as SunPower™ Tracker, was acquired through an assignment and acquisition of the patents associated with the product from a third-party individual, and if we are unable to continue to use this product, our business, prospects, operating results and financial condition would be materially harmed.

In September 2002, PowerLight entered into a Technology Assignment and Services Agreement and other ancillary agreements, subsequently amended in December 2005, with Jefferson Shingleton and MaxTracker Services, LLC, a New York limited liability company controlled by Mr. Shingleton. These agreements form the basis for its intellectual property rights in its PowerTracker® products. Under such agreements, as later amended, Mr. Shingleton assigned to PowerLight his MaxTracker ™, MaxRack ™, MaxRack Ballast ™ and MaxClip ™ products and all related intellectual property rights. Mr. Shingleton is obligated to provide consulting services to PowerLight related to such technology until December 31, 2012 and is required to assign to PowerLight any enhancements he makes to the technology while providing such consulting services. Mr. Shingleton retains a first security interest in the patents and patent applications assigned until the earlier of the expiration of the patents, full payment by PowerLight to Mr. Shingleton of all of the royalty obligations under the Technology Assignment and Services Agreement, or the termination of the Technology Assignment and Services Agreement. In the event of PowerLight’s’ default under the Technology Assignment and Services Agreement, MaxTracker Services and Mr. Shingleton may terminate the agreements and the related assignments and cause the intellectual rights assigned to it to be returned to Mr. Shingleton or MaxTracker Services, including patents related to SunPower™ Tracker. In addition, upon such termination, PowerLight must grant Mr. Shingleton a perpetual, non-exclusive, royalty-free right and license to use, sell, and otherwise exploit throughout the world any intellectual property MaxTracker Services or Mr. Shingleton developed during the provision of consulting services to PowerLight. Events of default by PowerLight which could enable Mr. Shingleton or Max Tracker Services to terminate the agreements and the related assignments and cause the intellectual rights assigned to it to be returned to Mr. Shingleton or MaxTracker Services include the following:

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

If we are unable to continue to use and sell SunPower™ Tracker as a result of the termination of the agreements and the related assignment or any other reason, our business, prospects, operating results and financial condition would be materially harmed.

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

We have filed, and, may continue to file claims against other parties for infringing our intellectual property that may be very costly and may not be resolved in our favor.

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

We may not be able to prevent others from using the SunPower name or similar marks in connection with their solar power products which could adversely affect the market recognition of our name and our revenue.

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

We hold registered trademarks for SunPower®, PowerLight®, PowerGuard®, PowerTracker®, SunTile®, PowerTilt® and Smarter Solar® in specific countries. We have not registered, and may not be able to register, these trademarks in other key countries.

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

Although we substantially rely on trade secret laws and contractual restrictions to protect the technology in the solar cells and solar system components we currently manufacture and market, our success and ability to compete in the future may also depend to a significant degree upon obtaining patent protection for our proprietary technology. As of March 30, 2008, including the United States and foreign countries, we owned 85 issued patents, jointly owned another four patents, and had over 100 pending patent applications across the entire company. These patent applications cover aspects of the technology in the solar cells we currently manufacture and market. Material patents that relate to our systems products and services primarily relate to our rooftop mounting products and ground-mounted tracking products. We intend to continue to seek patent protection for those aspects of our technology, designs, and methodologies and processes that we believe provide significant competitive advantages.

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

If our ability to effectively obtain patents is decreased due to changes in patent laws or changes in the rules propagated by the US Patent and Trademark Office, or if we need to re-file some of our patent applications due to newly discovered prior art, the value of our patent portfolio and the revenue we derive from products protected by the patents may significantly decrease.

Current legislation is being considered which would make numerous changes to the patent laws, including forcing patent litigation to be filed in the defendant’s home venue, reducing damage awards for infringement, limiting enhanced damages, an expanded post-grant opposition procedure, expanding rights for third parties to submit prior art and changing to a first-to-file system.  Additionally, based on situations such as newly discovered prior art, we may need to seek re-examination  some of our patent applications. If our ability to effectively obtain patents is decreased due to these or similar changes, or if we need to re-file some of our patent applications due to newly discovered prior art, the value of our patent portfolio and the revenue we derive from products protected by the patents may significantly decrease.

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

On January 10, 2007, we completed our acquisition of SP Systems, formerly known as PowerLight Corporation. SP Systems’ former stockholders made representations and warranties to us in the acquisition agreement, including those relating to the accuracy of its financial statements, the absence of litigation and environmental matters and the consents needed to transfer permits, licenses and third-party contracts in connection with our acquisition of SP Systems. To the extent that we are harmed by a breach of these representations and warranties, SP Systems’ former stockholders have agreed to indemnify us for monetary damages from an escrowed proceeds account. In most cases we are required to absorb approximately the first $2.4 million before we are entitled to indemnification.

As of December 30, 2007, the escrow proceeds account was comprised of approximately $23.7 million in cash and approximately 0.7 million shares of our class A common stock, with a total aggregate value of $118.1 million. Following the first anniversary of the closing date, we authorized the release of approximately one-half of the original escrow amount, leaving approximately $12.8 million in cash and approximately 0.4 million shares of our class A common stock, with a total aggregate value of $39.8 million as of March 30, 2008. Our rights to recover damages under several provisions of the acquisition agreement also expired on the first anniversary of the closing date.  As a result, we are now entitled to recover only limited types of losses, and our recovery will be limited to the amount available in the escrow fund at the time of a claim. The amount available in the escrow fund will be progressively reduced to zero on each anniversary of the closing date over a period of five years. We may incur liabilities from this acquisition which are not covered by the representations and warranties set forth in the agreement or which are non-monetary in nature. Consequently, our acquisition of SP Systems may expose us to liabilities for which we are not entitled to indemnification or our indemnification rights are insufficient.

Charges to earnings resulting from the application of the purchase method of accounting to the acquisition may adversely affect the market value of our class A common stock.

In accordance with generally accepted accounting principles in the United States, or U.S. GAAP, we accounted for the acquisition using the purchase method of accounting. Further, a portion of the purchase price paid in the acquisition has been allocated to in-process research and development. Under the purchase method of accounting, we allocated the total purchase price to SP Systems’ net tangible assets and intangible assets based on their fair values as of the date of completion of the acquisition and recorded the excess of the purchase price over those fair values as goodwill. We will incur amortization expense over the useful lives of amortizable intangible assets acquired in connection with the acquisition. In addition, to the extent the value of goodwill and long lived assets becomes impaired, we may be required to incur material charges relating to the impairment of those assets. Further, we may be impacted by nonrecurring charges related to reduced gross profit margins from the requirement to adjust SP Systems’ inventory to fair value. Finally, we will incur ongoing compensation charges associated with assumed options, equity held by employees of SP Systems and subjected to equity restriction agreements, and restricted stock granted to employees of our SP Systems business. We estimate that these charges will be approximately $75.1 million in the aggregate, a majority of which will be recognized in the first two years beginning on January 10, 2007 and lesser amounts in the succeeding two years. Any of the foregoing charges could have a material impact on our results of operations.

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

With respect to our existing debt securities, we are not required under U.S. GAAP as presently in effect to record any interest or other expense in connection with our obligation to deliver upon conversion a number of shares (or an equivalent amount of cash) having a value in excess of the outstanding principal amount of the debentures. We refer to this obligation as our “net share obligation”. The accounting method for net share settled convertible securities such as ours is currently under consideration by the FASB. In September 2007, the FASB issued a proposed FASB Staff Position APB 14-a, which clarifies the accounting for convertible debt instruments that may be settled in cash upon conversion. The proposed guidance would significantly impact the accounting for our existing debt securities by requiring us to separately account for the liability and equity components of our existing debt securities in a manner that reflects interest expense equal to our non-convertible debt borrowing rate. If the proposed position were adopted, it is expected to cause us to incur additional interest expense and potentially increase our cost of capital equipment and future depreciation expense due to capitalized interest, thereby reducing our operating results. The proposed guidance, if approved, would be effective for fiscal years beginning after December 15, 2008, and retrospective application would be required for all periods presented.

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

Section 404 of the Sarbanes-Oxley Act of 2002 requires us to evaluate and report on our internal controls over financial reporting and have our independent registered public accounting firm annually attest to the effectiveness of our internal controls over financial reporting. We have in the past discovered, and may in the future discover, areas of our internal controls that need improvement. We are complying with Section 404 by strengthening, assessing and testing our system of internal controls to provide the basis for our report. However, the continuous process of strengthening our internal controls and complying with Section 404 is expensive and time consuming, and requires significant management attention. We cannot be certain that these measures will ensure that we will maintain adequate control over our financial processes and reporting, or that we or our independent registered public accounting firm will be able to provide the attestation and opinion required under Section 404 in our Annual Reports on Form 10-K. If we or our independent registered public accounting firm discover a material weakness, the disclosure of that fact, even if quickly remedied, could reduce the market’s confidence in our financial statements and harm our stock price. In addition, future non-compliance with Section 404 could subject us to a variety of administrative sanctions, including the suspension or delisting of our common stock from The Nasdaq Global Market and the inability of registered broker-dealers to make a market in our common stock, which would further reduce our stock price.

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

    Recent U.S. sub-prime mortgage defaults have had a significant impact across various sectors of the financial markets, causing global credit and liquidity issues. Beginning in February 2008, the auction rate securities market experienced a significant increase in the number of failed auctions, resulting from a lack of liquidity, which occurs when sell orders exceed buy orders, and does not necessarily signify a default by the issuer. As of March 30, 2008, we held seven auction rate securities totaling $37.6 million. As of May 9, 2008, all auction rate securities invested in at March 30, 2008 had failed to clear at auctions. These auction rate securities are typically over collateralized and secured by pools of student loans originated under the Federal Family Education Loan Program, or FFELP, and are guaranteed by the U.S. Department of Education, and insured. In addition, all auction rate securities held are rated by one or more of the Nationally Recognized Statistical Rating Organizations, or NRSRO, as triple-A. For failed auctions, we continue to earn interest on these investments at the maximum contractual rate as the issuer is obligated under contractual terms to pay penalty rates should auctions fail. In the event we need to access these funds, we will not be able to do so until a future auction is successful, the issuer redeems the securities, a buyer is found outside of the auction process or the securities mature. If these auction rate securities are unable to successfully clear at future auctions or issuers do not redeem the securities, we may be required to adjust the carrying value of the securities and record an impairment charge. If we determine that the fair value of these auction rate securities is temporarily impaired, we would record a temporary impairment within Condensed Consolidated Statements of Comprehensive Income (Loss), a component of stockholders' equity.  If it is determined that the fair value of these securities is other-than-temporarily impaired, we would record a loss in our Condensed Consolidated Statements of Operations, which could materially adversely impact our results of operations and financial condition.

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

As of the first trading day of the first quarter in fiscal 2008, holders of the outstanding debentures were able to exercise their right to convert the debentures any day in that fiscal quarter because the closing price of our class A common stock equaled or exceeded $70.94 and $102.80, which represents more than 125% of the applicable conversion price for our 1.25% and 0.75% outstanding debentures, respectively, for at least 20 of the last 30 trading days during the preceding fiscal quarter. For the quarter ended March 30, 2008, no holders of our outstanding debentures exercised their right to convert the debentures. Because the closing price of our class A common stock did not equal or exceed 125% of the applicable conversion price governing both the 1.25% and 0.75% outstanding debentures for 20 out of 30 consecutive trading days during the quarter ended March 30, 2008, holders of the outstanding debentures are unable to exercise their right to convert the debentures, based on the stock trading price trigger, any day in the second fiscal quarter beginning on March 31, 2008. This test is repeated each fiscal quarter, and prior to August 1, 2025, holders of our outstanding debentures may only exercise their right to convert during a fiscal quarter in which this test is met. After August 1, 2025, the debentures are convertible at any time.

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

As of March 30, 2008, we had cash and cash equivalents of $132.5 million, while the aggregate outstanding principal balance due under the debentures was $425.0 million. For more information about our convertible debentures, please see “Liquidity” within “Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Substantial future sales or other dispositions of our class A common stock or other securities, or short selling activity, could cause our stock price to fall.

Sales of our class A common stock in the public market or sales of any of our other securities, or the perception that such sales could occur, could cause the market price of our class A common stock to decline. As of March 30, 2008, we had approximately 40.6 million shares of class A common stock outstanding, and Cypress owned the 44.5 million outstanding shares of our class B common stock, representing approximately 55% of the total outstanding shares of our common stock. Cypress, its successors in interest and its subsidiaries may convert their shares of our class B common stock into class A common stock at any time. Subject to applicable United States federal and state securities laws, Cypress may sell or distribute to its stockholders any or all of the shares of our common stock that it owns, which may or may not include the sale of a controlling interest in us. In late 2006, Cypress announced that it was exploring ways in which to allow its stockholders to fully realize the value of its investment in our company. Since that date, Cypress has made public statements and taken actions that are consistent with these announcements. As recently as April 17, 2008, Cypress announced that it had received a favorable ruling from the Internal Revenue Service regarding the distribution of its shares of class B common stock to its stockholders prior to November 2009.  In May 2007, Cypress sold 7.5 million shares of our class B common stock to an unaffiliated third party in an offering pursuant to Rule 144 under the Securities Act. Upon the completion of that sale, such shares automatically, by their terms, converted into 7.5 million shares of our class A common stock.

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

Some of the aggregate of approximately 4.7 million shares of class A common stock that we lent to underwriters of our debenture offerings are being held by such underwriters to facilitate later hedging arrangements of future purchases for debentures in the after-market. These shares may be freely sold into the market by the underwriters at any time, and such sales could depress our stock price. In addition, any hedging activity facilitated by our debenture underwriters would involve short sales or privately negotiated derivatives transactions. These or other similar transactions could further negatively affect our stock price.

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

We currently have a significant amount of debt and debt service requirements. As of March 30, 2008, after giving effect to our July 2007 offering of debentures, we had $425.0 million of outstanding debt for borrowed money.

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

As of the first trading day of the first quarter in fiscal 2008, holders of the outstanding debentures were able to exercise their right to convert the debentures any day in that fiscal quarter because the closing price of our class A common stock equaled or exceeded $70.94 and $102.80, which represents more than 125% of the applicable conversion price for our 1.25% and 0.75% outstanding debentures, respectively, for at least 20 of the last 30 trading days during the preceding fiscal quarter. For the quarter ended March 30, 2008, no holders of our outstanding debentures exercised their right to convert the debentures. Because the closing price of our class A common stock did not equal or exceed 125% of the applicable conversion price governing both the 1.25% and 0.75% outstanding debentures for 20 out of 30 consecutive trading days during the quarter ended March 30, 2008, holders of the outstanding debentures are unable to exercise their right to convert the debentures, based on the stock trading price trigger, any day in the second fiscal quarter beginning on March 31, 2008. This test is repeated each fiscal quarter, and prior to August 1, 2025, holders of our outstanding debentures may only exercise their right to convert during a fiscal quarter in which this test is met. After August 1, 2025, the debentures are convertible at any time.

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

As of March 30, 2008, we had cash and cash equivalents of $132.5 million, while the aggregate outstanding principal balance due under the debentures was $425.0 million. For more information about our convertible debentures, please see “Liquidity” within “Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations.” See also “Risk Factors - We expect to continue to make significant capital expenditures, particularly in our manufacturing facilities, and if adequate funds are not available or if the covenants in our credit agreements impair our ability to raise capital when needed, our ability to expand our manufacturing capacity and our business will suffer.”

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

    As of the first trading day of the first quarter in fiscal 2008, holders of the outstanding debentures were able to exercise their right to convert the debentures any day in that fiscal quarter because the closing price of our class A common stock equaled or exceeded $70.94 and $102.80, which represents more than 125% of the applicable conversion price for our 1.25% and 0.75% outstanding debentures, respectively, for at least 20 of the last 30 trading days during the preceding fiscal quarter. For the quarter ended March 30, 2008, no holders of our outstanding debentures exercised their right to convert the debentures. Because the closing price of our class A common stock did not equal or exceed 125% of the applicable conversion price governing both the 1.25% and 0.75% outstanding debentures for 20 out of 30 consecutive trading days during the quarter ended March 30, 2008, holders of the outstanding debentures are unable to exercise their right to convert the debentures, based on the stock trading price trigger, any day in the second fiscal quarter beginning on March 31, 2008. This test is repeated each fiscal quarter, and prior to August 1, 2025, holders of our outstanding debentures may only exercise their right to convert during a fiscal quarter in which the test was met. After August 1, 2025, the debentures are convertible at any time.

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

As of March 30, 2008, we had cash and cash equivalents of $132.5 million, while the aggregate outstanding principal balance due under the debentures was $425.0 million. For more information about our convertible debentures, please see “Liquidity” within “Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

As of March 30, 2008, Cypress owned all 44.5 million shares of outstanding our class B common stock, representing approximately 55% of the total outstanding shares of our common stock, or approximately 52% of such shares on a fully diluted basis after taking into account outstanding options (or 49% of such shares on a fully diluted basis after taking into account outstanding stock options and loaned shares to underwriters of our convertible indebtedness), and 90% of the voting power of our outstanding capital stock.

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

We have entered into a tax sharing agreement with Cypress, under which we and Cypress agree to indemnify one another for certain taxes and similar obligations that the other party could incur under certain circumstances. In general, we will be responsible for taxes relating to our business. Furthermore, we may be held jointly and severally liable for taxes determined on a consolidated basis for the entire Cypress group for any particular taxable year that we are a member of the group even though Cypress is required to indemnify us for its taxes pursuant to the tax sharing agreement. As of June 2006, we ceased to be a member of the Cypress consolidated group for federal income tax purposes and most state income tax purposes. Thus, to the extent that we become entitled to utilize on our separate tax returns portions of those credit or loss carryforwards existing as of such date, we will distribute to Cypress the tax effect (estimated to be 40% for federal and state income tax purposes) of the amount of such tax loss carryforwards so utilized and the amount of any credit carryforwards so utilized. We will distribute these amounts to Cypress in cash or in our shares, at our option. Accordingly, we will be subject to the obligations payable to Cypress for any federal income tax credit or loss carryforwards utilized in our federal tax returns. As of December 30, 2007, we had $44.0 million of federal net operating loss carryforwards and approximately $73.5 million of California net operating loss carryforwards, meaning that such potential future payments to Cypress, which would be made over a period of several years, would therefore aggregate to approximately $19.1 million. The majority of these net operating loss carryforwards were created by employee stock transactions.  Because there is uncertainty as to the realizability of these loss carryforwards, the portion created by employee stock transactions are not reflected on the Company’s Condensed Consolidated Balance Sheets. If these losses were reflected on the Condensed Consolidated Balance Sheets, to the extent the deductions were not matched against previous stock-based compensation charges, the loss carryforwards would be accounted for as an increase to deferred tax assets and stockholders’ equity.

Subject to certain caveats, Cypress has obtained a ruling from the Internal Revenue Service (“IRS”) to the effect that a distribution by Cypress of the our class B common stock to Cypress stockholders will qualify as a tax-free distribution under Section 355 of the Internal Revenue Code (the “Code”). Despite such ruling, the distribution may nonetheless be taxable to Cypress under Section 355(e) of the Code if 50% or more of our voting power or economic value is acquired as part of a plan or series of related transactions that includes the distribution of our stock. The tax sharing agreement includes our obligation to indemnify Cypress for any liability incurred as a result of issuances or dispositions of our stock after the distribution, other than liability attributable solely to certain dispositions of our stock by Cypress, that cause Cypress’ distribution of shares of our stock to its stockholders to be taxable to Cypress under Section 355(e) of the Code. Under current law, following a distribution by Cypress and for up to two years thereafter (or possibly longer if we are acting pursuant to a preexisting plan), our obligation to indemnify Cypress will be triggered only if we issue stock or otherwise participate in one or more transactions other than the distribution in which 50% or more of our voting power or economic value is acquired in financing or acquisition transactions that are part of a plan or series of related transactions that includes the distribution. If such an indemnification obligation is triggered, the extent of our liability to Cypress will generally equal the product of (a) Cypress’ top marginal federal and state income tax rate for the year of the distribution, and (b) the difference between the fair market value of our class B common stock distributed to Cypress stockholders and Cypress’ tax basis in such stock as determined on the date of the distribution.

For example, under the current tax rules, if Cypress was to make a complete distribution of its shares of our class B common stock, and our total outstanding capital stock at the time of such distribution were 84 million shares, unless we qualified for one of several safe harbor exemptions available under the Treasury Regulations, in order to avoid our indemnification obligation to Cypress, we could not, for up two years (or possibly longer if we are acting pursuant to a preexisting plan) from the date of Cypress’ distribution, issue 84 million or more shares of our class A common stock, nor could we participate in one or more transactions (excluding the distribution itself) in which 42 million or more shares of our then-existing class A common stock were to be acquired in connection with a plan or series of related transactions that includes the distribution. In addition, these limits could be lower depending on certain actions that we or Cypress might take before or after a distribution. If we were to participate in such a transaction, assuming Cypress distributed 44.5 million shares, Cypress’ top marginal income tax rate was 40% for federal and state income tax purposes, the fair market value of our class B common stock was $90.00 per share and Cypress’ tax basis in such stock was $5.00 per share on the date of their distribution, then our liability under our indemnification obligation to Cypress would be approximately $1.5 billion.

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

Some of our directors and executive officers own Cypress common stock and/or options to purchase Cypress common stock. In addition, some of our directors are executive officers and/or directors of Cypress. Ownership of Cypress common stock and options to purchase Cypress common stock by our directors and officers and the presence of executive officers or directors of Cypress on our board of directors could create, or appear to create, conflicts of interest with respect to matters involving both us and Cypress. For example, corporate opportunities may arise that concern both of our businesses, such as the potential acquisition of a particular business or technology that is complementary to both of our businesses. In these situations, our amended and restated certificate of incorporation provides that directors and officers who are also directors or officers of Cypress have no duty to communicate or present such corporate opportunity to us unless it is specifically applicable to the solar energy business and not applicable to or reasonably related to any business conducted by Cypress, have the right to deal with such corporate opportunity in their sole discretion and shall not be liable to us or our stockholders for breach of fiduciary duty by reason of the fact that such director or officer pursues or acquires such corporate opportunity for itself or for Cypress. In addition, we have not established at this time procedural mechanisms to address all actual or perceived conflicts of interest of these directors and officers and expect that our board of directors, in the exercise of its fiduciary duties, will determine how to address any actual or perceived conflicts of interest on a case-by-case basis. If any corporate opportunity arises and if our directors and officers do not pursue it on our behalf pursuant to the provisions in our amended and restated certificate of incorporation, we may not become aware of, and may potentially lose, a significant business opportunity.

Because Cypress is not obligated to distribute to its stockholders or otherwise dispose of our common stock that it owns, we will continue to be subject to the risks described above relating to Cypress’ control of us if Cypress does not complete such a transaction.

Cypress is not obligated to distribute to its stockholders or otherwise dispose of the shares of our class B common stock that it beneficially owns, although it might elect to do so in the future. Completion of any distribution transaction could be contingent upon, among other things, the receipt of a favorable tax ruling from the Internal Revenue Service, or IRS, and/or a favorable opinion of Cypress’ tax advisor as to the tax-free nature of such a transaction for U.S. federal income tax purposes. The provisions allowing for a tax efficient distribution may be amended by legislative or judicial interpretation in the future, affecting Cypress’ willingness to distribute or dispose of our class B common stock. On April 17, 2008, Cypress announced that it had received a favorable ruling from the Internal Revenue Service regarding the distribution of its shares of class B common stock to its stockholders prior to November 2009.

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

Cypress may not distribute to its stockholders shares of SunPower class B common stock it holds and if it does distribute such shares, no assurance can be given as to the number of shares to be distributed, the costs or effects on SunPower of effecting the spin-off or the impact of the spin-off on the trading price for our common stock.

In April 2008, Cypress announced that it received a favorable ruling from the Internal Revenue Service with respect to certain tax issues relating to a potential spin-off to its stockholders of its current ownership of the Class B common stock of SunPower.  Cypress also announced at that time that it had not completed its analysis of the effects of the possible distribution of its SunPower shares in numerous areas, including but not limited to, tax considerations in other jurisdictions, current and post-spin-off Cypress capital structure, Cypress employee equity plans, outstanding Cypress convertible indebtedness and transactions and relationships with SunPower.  No decision to effect a separation of Cypress and SunPower has been made by Cypress at this time and no assurance can be given that such a decision will be made.  Further, if a separation is effected, no assurance can be given as to the number of shares to be distributed, the costs or effects on SunPower of effecting a separation or the impact of a separation on trading price for SunPower’s common stock.

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

Item 6.	Exhibits

Exhibit Number	Description
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

10.1	SunPower Corporation Quarterly Key Initiative Bonus Plan.
10.2	First Amendment to Lease, dated December 12, 2006, by and between SunPower Corporation and Cypress Semiconductor Corporation.
10.3	Second Amendment to Lease, dated July 1, 2007, by and between SunPower Corporation and Cypress Semiconductor Corporation.
10.4†	Amendment to Polysilicon Suppy Agreement, dated January 8, 2008, by and between SunPower Philippines Manufacturing, Ltd. and Woongjin Energy Co., Ltd.
10.5†	Long-Term Polysilicon Supply Agreement, dated January 10, 2008, by and between SunPower Corporation and NorSun AS.
10.6†	Form of Long-Term Polysilicon Supply Agreement, by and between SunPower Corporation and a joint venture to be formed by NorSun AS, Swicorp Joussour Company and Chemical Development Company.
10.7†	Waiver Agreement, dated January 18, 2008, by and between SunPower Corporation and Wells Fargo Bank, National Association.
10.8†*	Amendment to Turnkey Construction Contract for the Construction of a Solar Park, dated January 31, 2008, by and between SunPower Energy Systems Spain S.L. and Solargen Proyetos e Instalaciones, S.L.
10.9*
Amendment to Turnkey Construction Contract for the Construction of a Solar Park, dated dated February 8, 2008, by and between SunPower Energy Systems Spain S.L. and Solargen Proyectos e Instalaciones, S.L.

10.10†	Poly Silicon Supply Agreement, dated February 8, 2008, by and between SunPower Corporation and Jupiter Corporation Ltd.
10.11	Third Amendment to Credit Agreement, dated February 13, 2008, by and beween SunPower Corporation and Wells Fargo Bank, National Association.
10.12*
Amendment to Turnkey Construction Contract for the Construction of a Solar Park, dated dated March 5, 2008, by and between SunPower Energy Systems Spain S.L. and Solargen Proyectos e Instalaciones, S.L.

10.13†	Amendment to Supply Agreement, dated March 5, 2008, by and between SunPower Corporation and Solon AG fur Solartechnik.
31.1	Certification by Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a).
31.2	Certification by Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a).
32.1	Certification Furnished Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

A cross (†) indicates that confidential treatment has been requested for portions of the marked exhibits.

An asterisk (*) indicates that the submission is an English translation of the original document.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

SUNPOWER CORPORATION

Dated: May 9, 2008	By:	/s/ EMMANUEL T. HERNANDEZ

Emmanuel T. Hernandez
Chief Financial Officer

Index to Exhibits

Exhibit Number	Description
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

10.1	SunPower Corporation Quarterly Key Initiative Bonus Plan.
10.2	First Amendment to Lease, dated December 12, 2006, by and between SunPower Corporation and Cypress Semiconductor Corporation.
10.3	Second Amendment to Lease, dated July 1, 2007, by and between SunPower Corporation and Cypress Semiconductor Corporation.
10.4†	Amendment to Polysilicon Suppy Agreement, dated January 8, 2008, by and between SunPower Philippines Manufacturing, Ltd. and Woongjin Energy Co., Ltd.
10.5†	Long-Term Polysilicon Supply Agreement, dated January 10, 2008, by and between SunPower Corporation and NorSun AS.
10.6†	Form of Long-Term Polysilicon Supply Agreement, by and between SunPower Corporation and a joint venture to be formed by NorSun AS, Swicorp Joussour Company and Chemical Development Company.
10.7†	Waiver Agreement, dated January 18, 2008, by and between SunPower Corporation and Wells Fargo Bank, National Association.
10.8†*	Amendment to Turnkey Construction Contract for the Construction of a Solar Park, dated January 31, 2008, by and between SunPower Energy Systems Spain S.L. and Solargen Proyetos e Instalaciones, S.L.
10.9*
Amendment to Turnkey Construction Contract for the Construction of a Solar Park, dated dated February 8, 2008, by and between SunPower Energy Systems Spain S.L. and Solargen Proyectos e Instalaciones, S.L.

10.10†	Poly Silicon Supply Agreement, dated February 8, 2008, by and between SunPower Corporation and Jupiter Corporation Ltd.
10.11	Third Amendment to Credit Agreement, dated February 13, 2008, by and beween SunPower Corporation and Wells Fargo Bank, National Association.
10.12*
Amendment to Turnkey Construction Contract for the Construction of a Solar Park, dated dated March 5, 2008, by and between SunPower Energy Systems Spain S.L. and Solargen Proyectos e Instalaciones, S.L.

10.13†	Amendment to Supply Agreement, dated March 5, 2008, by and between SunPower Corporation and Solon AG fur Solartechnik.
31.1	Certification by Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a).
31.2	Certification by Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a).
32.1	Certification Furnished Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

A cross (†) indicates that confidential treatment has been requested for portions of the marked exhibits.

An asterisk (*) indicates that the submission is an English translation of the original document.