Form 10-Q/A
period 2008-05-09
SUNPOWER CORP
filed 2008-05-09
CIK 867773

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________

FORM 10-Q/A
Amendment No. 1
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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A for the quarter ended March 30, 2008, is being filed for the purpose of properly filing and identifying Exhibits 10.11, 10.12 and 10.13 filed with the Quarterly Report.  This amendment to the Quarterly Report does not alter or affect any other part or any other information originally set forth in the Quarterly Report.

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

10.1#	SunPower Corporation Quarterly Key Initiative Bonus Plan.
10.2#	First Amendment to Lease, dated December 12, 2006, by and between SunPower Corporation and Cypress Semiconductor Corporation.
10.3#	Second Amendment to Lease, dated July 1, 2007, by and between SunPower Corporation and Cypress Semiconductor Corporation.
10.4†#	Amendment to Polysilicon Suppy Agreement, dated January 8, 2008, by and between SunPower Philippines Manufacturing, Ltd. and Woongjin Energy Co., Ltd.
10.5†#	Long-Term Polysilicon Supply Agreement, dated January 10, 2008, by and between SunPower Corporation and NorSun AS.
10.6†#	Form of Long-Term Polysilicon Supply Agreement, by and between SunPower Corporation and a joint venture to be formed by NorSun AS, Swicorp Joussour Company and Chemical Development Company.
10.7†#	Waiver Agreement, dated January 18, 2008, by and between SunPower Corporation and Wells Fargo Bank, National Association.
10.8†*#	Amendment to Turnkey Construction Contract for the Construction of a Solar Park, dated January 31, 2008, by and between SunPower Energy Systems Spain S.L. and Solargen Proyetos e Instalaciones, S.L.
10.9*#
Amendment to Turnkey Construction Contract for the Construction of a Solar Park, dated dated February 8, 2008, by and between SunPower Energy Systems Spain S.L. and Solargen Proyectos e Instalaciones, S.L.

10.10†#	Poly Silicon Supply Agreement, dated February 8, 2008, by and between SunPower Corporation and Jupiter Corporation Ltd.
10.11	Third Amendment to Credit Agreement, dated February 13, 2008, by and beween SunPower Corporation and Wells Fargo Bank, National Association.
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

A pound sign (#) indicates previously filed.

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

10.1#	SunPower Corporation Quarterly Key Initiative Bonus Plan.
10.2#	First Amendment to Lease, dated December 12, 2006, by and between SunPower Corporation and Cypress Semiconductor Corporation.
10.3#	Second Amendment to Lease, dated July 1, 2007, by and between SunPower Corporation and Cypress Semiconductor Corporation.
10.4†#	Amendment to Polysilicon Suppy Agreement, dated January 8, 2008, by and between SunPower Philippines Manufacturing, Ltd. and Woongjin Energy Co., Ltd.
10.5†#	Long-Term Polysilicon Supply Agreement, dated January 10, 2008, by and between SunPower Corporation and NorSun AS.
10.6†#	Form of Long-Term Polysilicon Supply Agreement, by and between SunPower Corporation and a joint venture to be formed by NorSun AS, Swicorp Joussour Company and Chemical Development Company.
10.7†#	Waiver Agreement, dated January 18, 2008, by and between SunPower Corporation and Wells Fargo Bank, National Association.
10.8†*#	Amendment to Turnkey Construction Contract for the Construction of a Solar Park, dated January 31, 2008, by and between SunPower Energy Systems Spain S.L. and Solargen Proyetos e Instalaciones, S.L.
10.9*#
Amendment to Turnkey Construction Contract for the Construction of a Solar Park, dated dated February 8, 2008, by and between SunPower Energy Systems Spain S.L. and Solargen Proyectos e Instalaciones, S.L.

10.10†#	Poly Silicon Supply Agreement, dated February 8, 2008, by and between SunPower Corporation and Jupiter Corporation Ltd.
10.11	Third Amendment to Credit Agreement, dated February 13, 2008, by and beween SunPower Corporation and Wells Fargo Bank, National Association.
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

A pound sign (#) indicates previously filed.