Form 10-Q
period 2008-06-29
SUNPOWER CORP
filed 2008-08-08
CIK 867773

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________

FORM 10-Q
_____________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 29, 2008

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

The total number of outstanding shares of the registrant’s class A common stock as of August 1, 2008 was 40,542,667.
The total number of outstanding shares of the registrant’s class B common stock as of August 1, 2008 was 44,533,287.

SunPower Corporation

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

SunPower Corporation

Condensed Consolidated Balance Sheets
(In thousands, except share data)
(unaudited)

	June 29, 2008	December 30, 2007
Assets
Current assets:
Cash and cash equivalents	$189,542	$285,214
Restricted cash, current portion	38,322	—
Short-term investments	37,233	105,453
Accounts receivable, net	249,459	138,250
Costs and estimated earnings in excess of billings	50,784	39,136
Inventories	200,268	140,504
Deferred project costs	23,067	8,316
Advances to suppliers, current portion	62,078	52,277
Prepaid expenses and other current assets	61,044	33,110
Total current assets	911,797	802,260
Restricted cash, net of current portion	45,516	67,887
Long-term investments	25,086	29,050
Property, plant and equipment, net	451,969	377,994
Goodwill	195,930	184,684
Intangible assets, net	45,623	50,946
Advances to suppliers, net of current portion	96,400	108,943
Other long-term assets	55,642	31,974
Total assets	$1,827,963	$1,653,738
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$187,847	$119,869
Accounts payable to Cypress	5,409	4,854
Accrued liabilities	101,989	79,434
Billings in excess of costs and estimated earnings	33,074	69,900
Customer advances, current portion	15,340	9,250
Convertible debt	200,000	425,000
Total current liabilities	543,659	708,307
Convertible debt	225,000	—
Deferred tax liability	9,285	6,213
Customer advances, net of current portion	59,665	60,153
Other long-term liabilities	22,176	14,975
Total liabilities	859,785	789,648
Commitments and Contingencies (Note 8)
Stockholders’ Equity:
Preferred stock, $0.001 par value, 10,042,490 shares authorized; none issued and outstanding	—	—
Common stock, $0.001 par value, 375,000,000 shares authorized: 85,533,004 and 84,803,006 shares issued; 85,365,521 and 84,710,244 shares outstanding, at June 29, 2008 and December 30, 2007, respectively	85	85
Additional paid-in capital	935,028	883,033
Accumulated other comprehensive income	20,684	5,762
Accumulated earnings (deficit)	18,550	(22,815)
	974,347	866,065
Less: shares of common stock held in treasury, at cost; 167,483 and 112,762 shares at June 29, 2008 and December 30, 2007, respectively	(6,169)	(1,975)
Total stockholders’ equity	968,178	864,090
Total liabilities and stockholders’ equity	$1,827,963	$1,653,738

The accompanying notes are an integral part of these condensed consolidated financial statements.

SunPower Corporation

Condensed Consolidated Statements of Operations
(In thousands, except per share data)
(unaudited)

	Three Months Ended		Six Months Ended
	June 29, 2008	July 1, 2007	June 29, 2008	July 1, 2007
Revenue:
Systems	$270,593	$104,037	$449,444	$182,532
Components	112,158	69,729	207,008	133,581
Total revenue	382,751	173,766	656,452	316,113
Costs and expenses:
Cost of systems revenue	209,137	91,518	352,350	153,984
Cost of components revenue	80,584	52,456	157,752	99,912
Research and development	4,813	2,821	9,455	5,757
Sales, general and administrative	43,208	26,109	77,066	48,480
Purchased in-process research and development	—	—	—	9,575
Impairment of acquisition-related intangibles	—	14,068	—	14,068
Total costs and expenses	337,742	186,972	596,623	331,776
Operating income (loss)	45,009	(13,206)	59,829	(15,663)
Other income (expense):
Interest income	2,289	2,196	6,436	4,180
Interest expense	(1,411)	(1,085)	(2,875)	(2,204)
Other, net	(2,240)	(517)	(1,953)	(243)
Other income (expense), net	(1,362)	594	1,608	1,733
Income (loss) before income taxes	43,647	(12,612)	61,437	(13,930)
Income tax provision (benefit)	15,039	(7,267)	20,072	(9,825)
Net income (loss)	$28,608	$(5,345)	$41,365	$(4,105)
Net income (loss) per share:
Basic	$0.36	$(0.07)	$0.52	$(0.06)
Diluted	$0.34	$(0.07)	$0.49	$(0.06)
Weighted-average shares:
Basic	79,412	75,123	79,188	74,428
Diluted	84,036	75,123	83,848	74,428

The accompanying notes are an integral part of these condensed consolidated financial statements.

SunPower Corporation

Condensed Consolidated Statements of Cash Flows
(In thousands)
(unaudited)

	Six Months Ended
	June 29, 2008	July 1, 2007 Note 1
Cash flows from operating activities:
Net income (loss)	$41,365	$(4,105)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation	21,971	11,486
Impairment of long-lived assets	5,489	—
Amortization of intangible assets	8,351	14,551
Impairment of acquisition-related intangibles	—	14,068
Amortization of debt issuance costs	972	479
Stock-based compensation	33,115	23,833
Purchased in-process research and development	—	9,575
Share in net income of joint venture	(1,874)	—
Excess tax benefits from stock-based award activity	(14,639)	—
Deferred income taxes and other tax liabilities	20,734	(10,568)
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	(103,132)	(215)
Costs and estimated earnings in excess of billings	(10,144)	(14,323)
Inventories	(53,048)	(49,438)
Prepaid expenses and other assets	(25,032)	(3,893)
Deferred project costs	(14,751)	990
Advances to suppliers	3,641	(15,586)
Accounts payable and other accrued liabilities	81,811	17,910
Accounts payable to Cypress	555	2,993
Billings in excess of costs and estimated earnings	(38,886)	11,503
Customer advances	4,130	(10,163)
Net cash used in operating activities	(39,372)	(903)
Cash flows from investing activities:
Decrease (increase) in restricted cash	(15,951)	4,711
Purchases of property, plant and equipment	(95,078)	(107,585)
Purchases of available-for-sale securities	(50,970)	(25,555)
Proceeds from sales or maturities of available-for-sale securities	121,921	16,496
Cash paid for acquisition, net of cash acquired	(13,484)	(98,645)
Cash paid for investments in joint ventures and other private companies	(22,625)	—
Net cash used in investing activities	(76,187)	(210,578)
Cash flows from financing activities:
Proceeds from exercises of stock options	2,335	4,969
Excess tax benefits from stock-based award activity	14,639	—
Purchases of stock for tax withholding obligations on vested restricted stock	(4,194)	—
Proceeds from issuance of convertible debt	—	200,000
Convertible debt issuance costs	—	(6,030)
Principal payments on line of credit and notes payable	—	(3,563)
Net cash provided by financing activities	12,780	195,376
Effect of exchange rate changes on cash and cash equivalents	7,107	861
Net decrease in cash and cash equivalents	(95,672)	(15,244)
Cash and cash equivalents at beginning of period	285,214	165,596
Cash and cash equivalents at end of period	$189,542	$150,352

Non-cash transactions:
Additions to property, plant and equipment acquired under accounts payable and other accrued liabilities	$3,838	$3,741
Change in goodwill relating to adjustments to acquired net assets	231	1,689
Issuance of common stock for purchase acquisition	—	111,266
Stock options assumed in relation to acquisition	—	21,280

The accompanying notes are an integral part of these condensed consolidated financial statements.

SunPower Corporation

Notes to Condensed Consolidated Financial Statements
(unaudited)

Note 1. THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company

SunPower Corporation (together with its subsidiaries, the “Company” or “SunPower”), a majority-owned subsidiary of Cypress Semiconductor Corporation (“Cypress”), was originally incorporated in the State of California on April 24, 1985. In October 1988, the Company organized as a business venture to commercialize high-efficiency solar cell technologies. The Company designs, manufactures and markets high-performance solar electric power technologies. The Company’s solar cells and solar panels are manufactured using proprietary processes and technologies based on more than 15 years of research and development. The Company’s solar power products are sold through its components and systems business segments.

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

Cypress made a significant investment in the Company in 2002. On November 9, 2004, Cypress completed a reverse triangular merger with the Company in which all of the outstanding minority equity interest of SunPower was retired, effectively giving Cypress 100% ownership of all of the Company’s then outstanding shares of capital stock but leaving its unexercised warrants and options outstanding. After completion of the Company’s IPO in November 2005, Cypress held, in the aggregate, approximately 52.0 million shares of class B common stock. On May 4, 2007, Cypress completed the sale of 7.5 million shares of the Company’s class B common stock in an offering pursuant to Rule 144 of the Securities Act. Such shares converted to 7.5 million shares of class A common stock upon the sale. As of June 29, 2008, Cypress owned approximately 44.5 million shares of the Company’s class B common stock, which represented approximately 55% of the total outstanding shares of the Company’s common stock, or approximately 52% of such shares on a fully diluted basis after taking into account outstanding stock options (or 49% of such shares on a fully diluted basis after taking into account outstanding stock options and shares loaned to underwriters of the Company’s convertible indebtedness), and 90% of the voting power of the Company’s total outstanding common stock.

The condensed consolidated financial statements include purchases of goods and services from Cypress, including wafers, employee benefits and other Cypress corporate services and infrastructure costs. The expenses allocations have been determined based on a method that Cypress and the Company consider to be a reasonable reflection of the utilization of services provided or the benefit received by the Company. See Note 2 for additional information on the transactions with Cypress.

The Company is subject to a number of risks and uncertainties including, but not limited to, an industry-wide shortage of polysilicon, potential downward pressure on product pricing as new polysilicon manufacturers begin operating and the worldwide supply of solar cells and panels increases, the possible reduction or elimination of government and economic incentives that encourage industry growth, the challenges of achieving our goal to reduce costs of installed solar systems by 50% by 2012 to maintain competitiveness, the continued availability of third-party financing for the Company’s customers, difficulties in maintaining or increasing the Company’s growth rate and managing such growth, and accurately predicting warranty claims.

Summary of Significant Accounting Policies

Fiscal Years

The Company reports on a fiscal-year basis and ends its quarters on the Sunday closest to the end of the applicable calendar quarter, except in a 53-week fiscal year, in which case the additional week falls into the fourth quarter of that fiscal year. Both fiscal 2008 and 2007 consist of 52 weeks. The second quarter of fiscal 2008 ended on June 29, 2008 and the second quarter of fiscal 2007 ended on July 1, 2007.

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

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Significant estimates in these financial statements include the “percentage-of-completion” revenue recognition method for construction projects, allowances for doubtful accounts receivable and sales returns, inventory write-downs, estimates for future cash flows and economic useful lives of property, plant and equipment, asset impairments, valuation of auction rate securities, certain accrued liabilities including accrued warranty reserves and income taxes and tax valuation allowances. Actual results could differ from those estimates.

In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, which the Company believes are necessary for a fair statement of the Company’s financial position as of June 29, 2008 and its results of operations for the three and six months ended June 29, 2008 and July 1, 2007 and its cash flows for the six months ended June 29, 2008 and July 1, 2007. These condensed consolidated financial statements are not necessarily indicative of the results to be expected for the entire year.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles in the United States ("U.S. GAAP"), and expands disclosures about fair value instruments. This statement does not require any new fair value measurements; rather, it applies other accounting pronouncements that require or permit fair value measurements. The provisions of this statement are to be applied prospectively at the beginning of the fiscal year in which this statement is initially applied, with any transition adjustment recognized as a cumulative effect adjustment to the opening balance of retained earnings. The provisions of SFAS No. 157 were effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB released FASB Staff Position FAS 157-b—Effective Date of FASB Statement No. 157, delaying the effective date of SFAS No. 157 for one year for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The Company does not presently hold any financial assets or financial liabilities that would require recognition under SFAS No. 157 other than available-for-sale investments and foreign currency derivatives. With the exception of investments and foreign currency derivatives held, this deferral makes SFAS No. 157 effective for the Company beginning in the first quarter of fiscal 2009. The adoption of the relevant provisions under SFAS No. 157 in the first quarter of fiscal 2008 did not have a material impact on the Company’s financial position or results of operations (see Note 5). The Company is currently evaluating the potential impact, if any, of the adoption of SFAS No. 157 on measurement of fair value of its nonfinancial assets, including goodwill, and nonfinancial liabilities.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”), which provides companies an option to report selected financial assets and liabilities at fair value. SFAS No. 159 requires companies to provide information helping financial statement users to understand the effect of a company’s choice to use fair value on its earnings, as well as to display the fair value of the assets and liabilities a company has chosen to use fair value for on the face of the balance sheet. Additionally, SFAS No. 159 establishes presentation and disclosure requirements designed to simplify comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. The statement was effective for fiscal years beginning after November 15, 2007 and was adopted by the Company in the first quarter of fiscal 2008. The Company did not elect the fair value option for any of its financial assets or liabilities, and therefore, the adoption of SFAS No. 159 had no impact on the Company’s consolidated financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141(R)”), which replaces SFAS No. 141, "Business Combinations" ("SFAS No. 141"). SFAS No. 141(R) will significantly change the accounting for business combinations in a number of areas including the treatment of contingent consideration, contingencies, acquisition costs, in-process research and development and restructuring costs. In addition, under SFAS No. 141(R), changes in deferred tax asset valuation allowances and acquired income tax uncertainties in a business combination after the measurement period will impact income tax expense. SFAS No. 141(R) is effective for fiscal years beginning after December 15, 2008 and will be adopted by the Company for any purchase business combinations consummated subsequent to December 28, 2008.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of Accounting Research Bulletin No. 51” (“SFAS No. 160”), which will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity. This new consolidation method will significantly change the accounting for transactions with minority interest holders. SFAS No. 160 is effective for fiscal years beginning after December 15, 2008. The Company is currently evaluating the potential impact, if any, of the adoption of SFAS No. 160 on its financial position and results of operations.

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

In April 2008, the FASB issued FASB Staff Position (“FSP”) FAS 142-3, “Determination of Useful Life of Intangible Assets” (“FSP FAS 142-3”), which amends the factors that should be considered in developing the renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS 142, “Goodwill and Other Intangible Assets.” FSP FAS 142-3 also requires expanded disclosure related to the determination of intangible asset useful lives. FSP FAS 142-3 is effective for fiscal years beginning after December 15, 2008. The Company is currently evaluating the potential impact, if any, of the adoption of FSP FAS 142-3 on its financial position and results of operations.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS No. 162”), which identifies the sources of accounting principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with U.S. GAAP. This Statement is effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.” The Company currently adheres to the hierarchy of U.S. GAAP as presented in SFAS No. 162, and does not expect its adoption will have a material impact on its financial position, results of operations and disclosures.

In May 2008, the FASB issued FSP APB 14-1, which clarifies the accounting for convertible debt instruments that may be settled in cash upon conversion. FSP APB 14-1 significantly impacts the accounting for instruments commonly referred to as Instruments B, Instruments C and Instruments X from Emerging Issue Task Force (“EITF”) Issue No. 90-19, “Convertible Bonds with Issuer Option to Settle for Cash upon Conversion,” and any other convertible debt instruments that allow settlement in any combination of cash and shares at the issuer’s option. The new guidance requires the issuer to separately account for the liability and equity components of the instrument in a manner that reflects interest expense equal to the issuer’s non-convertible debt borrowing rate. FSP APB 14-1 is effective for fiscal years and interim periods beginning after December 15, 2008, and retrospective application will be required for all periods presented. The new guidance may have a significant impact on the Company’s outstanding convertible debt balance of $425.0 million, potentially resulting in significantly higher non-cash interest expense on our convertible debt (see Note 10). The Company is currently evaluating the potential impact of the new guidance on its results of operations and financial condition.

Revision of Statement of Cash Flow Presentation Related to Purchases of Property, Plant and Equipment

The Company has corrected its Condensed Consolidated Statements of Cash Flows for the six months ended July 1, 2007 to exclude the impact of purchases of property, plant and equipment that remain unpaid and as such are included in “accounts payable and other accrued liabilities” at the end of the reporting period. Historically, changes in “accounts payable and other accrued liabilities” related to such purchases were included in cash flows from operations, while the investing activity caption "Purchase of property, plant and equipment" included these purchases. As these unpaid purchases do not reflect cash transactions, the Company has revised its cash flow presentations to exclude them. The correction resulted in a decrease to the previously reported amount of cash used for operating activities of $3.7 million in the six months ended July 1, 2007, resulting from a reduction in the amount of cash used from the change in accounts payable and other accrued liabilities in that period. The corresponding correction in the investing section was to increase cash used for investing activities by $3.7 million in the six months ended July 1, 2007, as a result of the increase in the amount of cash used for purchases of property, plant and equipment in that period. These corrections had no impact on previously reported results of operations, working capital or stockholders’ equity of the Company. The Company concluded that these corrections were not material to any of its previously issued condensed consolidated financial statements, based on SEC Staff Accounting Bulletin No. 99-Materiality.

Note 2. TRANSACTIONS WITH CYPRESS

Purchases of Imaging and Infrared Detector Products from Cypress

The Company purchased fabricated semiconductor wafers from Cypress at intercompany prices consistent with Cypress’ internal transfer pricing methodology. In December 2007, Cypress announced the planned closure of its Texas wafer fabrication facility that manufactured the Company’s imaging and infrared detector products. The planned closure is expected to be completed in the fourth quarter of fiscal 2008. The Company evaluated its alternatives relating to the future plans for this business and decided to wind-down its activities related to the imaging detector product line in the first quarter of fiscal 2008. Accordingly, in the three-months ended March 30, 2008, cost of revenue included a $2.2 million impairment charge to long-lived assets primarily related to manufacturing equipment located in the Texas wafer fabrication facility. The Company did not purchase wafers from Cypress in the three months ended June 29, 2008. Wafer purchases totaled $0.6 million for the six months ended June 29, 2008 and $1.6 million and $3.1 million for the three and six months ended July 1, 2007, respectively.

Administrative Services Provided by Cypress

Cypress has seconded employees and consultants to the Company for different time periods for which the Company pays their fully-burdened compensation. In addition, Cypress personnel render services to the Company to assist with administrative functions such as employee benefits and other Cypress corporate services and infrastructure. Cypress bills the Company for a portion of the Cypress employees’ fully-burdened compensation. In the case of the Philippines subsidiary, which entered into a services agreement for such secondments and other consulting services in January 2005, the Company pays the fully burdened compensation plus 10%. The amounts that the Company has recorded as general and administrative expenses in the accompanying statements of operations for these services was approximately $1.6 million and $2.1 million for the three and six months ended June 29, 2008, respectively, and $0.4 million and $0.8 million for the three and six months ended July 1, 2007, respectively.

Leased Facility in the Philippines

In 2003, the Company and Cypress reached an understanding that the Company would build out and occupy a building owned by Cypress for its solar cell manufacturing facility in the Philippines. The Company entered into a lease agreement for this facility and a sublease for the land under which the Company paid Cypress at a rate equal to the cost to Cypress for that facility (including taxes, insurance, repairs and improvements). Under the lease agreement, the Company had the right to purchase the facility and assume the lease for the land from Cypress at any time at Cypress’ original purchase price of approximately $8.0 million, plus interest computed on a variable index starting on the date of purchase by Cypress until the sale to the Company, unless such purchase option was exercised after a change of control of the Company, in which case the purchase price would be at a market rate, as reasonably determined by Cypress. Rent expense paid to Cypress for this building and land was not material for the three months ended June 29, 2008 and July 1, 2007. Rent expense paid to Cypress for this building and land was approximately $0.1 million in each of the six months ended June 29, 2008 and July 1, 2007. In May 2008, the Company exercised its right to purchase the facility from Cypress and assumed the lease for the land from an unaffiliated third party for a total purchase price of $9.5 million. The lease for the land expires in May 2048 and is renewable for an additional 25 years.

Leased Headquarters Facility in San Jose, California

In May 2006, the Company entered into a lease agreement for its 43,732 square foot headquarters, which is located in a building owned by Cypress in San Jose, California, for $6.0 million over the five-year term of the lease. In December 2006 and July 2007, the Company amended the lease agreement, increasing the rentable square footage and the total lease obligations to 51,228 and $6.9 million, respectively, over the five-year term of the lease. In the event Cypress decides to sell the building, the Company has the right of first refusal to purchase the building at a fair market price which will be based on comparable sales in the area. Rent expense paid to Cypress for this facility was approximately $0.4 million and $0.7 million for the three and six months ended June 29, 2008, respectively, and $0.3 million and $0.6 million for the three and six months ended July 1, 2007, respectively.

2005 Separation and Service Agreements

In October 2005, the Company entered into a series of separation and services agreements with Cypress. Among these agreements are a master separation agreement, a sublease of the land and a lease for the building in the Philippines (see above); a three-year wafer manufacturing agreement for detector products at inter-company pricing; a three-year master transition services agreement under which Cypress would allow the Company to continue to utilize services provided by Cypress such as corporate accounting, legal, tax, information technology, human resources and treasury administration at Cypress’ cost; an asset lease under which Cypress leased certain manufacturing assets from the Company; an employee matters agreement under which the Company’s employees would be allowed to continue to participate in certain Cypress health insurance and other employee benefits plans; an indemnification and insurance matters agreement; an investor rights agreement; and a tax sharing agreement. All of these agreements, except the tax sharing agreement and the manufacturing asset lease agreement, became effective at the time of completion of the Company’s IPO in November 2005. Since the Company’s IPO, the Company has hired and continues to hire additional personnel to perform services previously provided by Cypress in preparation of the expiration of the three-year master transition services agreement.

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

Lease for Manufacturing Assets

In 2005 the Company entered into a lease with Cypress under which Cypress leased from the Company certain manufacturing assets owned by the Company and located in Cypress’ Texas manufacturing facility. The term of the lease was 27 months, and it expired on December 31, 2007. Under this lease, Cypress reimbursed the Company approximately $0.7 million representing the net book value of the assets divided by the life of the leasehold improvements.

Employee Matters Agreement

In October 2005, the Company entered into an employee matters agreement with Cypress to allocate assets, liabilities and responsibilities relating to its current and former U.S. and international employees and its participation in the employee benefits plans that Cypress currently sponsors and maintains.

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

All of the Company’s eligible employees will be able to continue to participate in Cypress’ health plans, life insurance and other benefit plans as they may change from time to time, until the earliest of, (1) a change of control of the Company occurs, which includes such time as Cypress ceases to own at least a majority of the aggregate number of shares of all classes of our common stock then outstanding, (2) such time as the Company’s status as a participating company under the Cypress plans is not permitted by a Cypress plan or by applicable law, (3) such time as Cypress determines in its reasonable judgment that its status as a participating company under the Cypress plans has or will adversely affect Cypress, or its employees, directors, officers, agents, affiliates or its representatives, or (4) such earlier date as the Company and Cypress mutually agree. The Company’s employees are precluded from participating in Cypress’ stock option plans and stock purchase plans.

In July 2008, the Company transferred all accounts in the Cypress 401(k) Plan held by the Company’s employees to its recently established SunPower 401(k) Savings Plan.

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

Goodwill

The following table presents the changes in the carrying amount of goodwill under the Company's reportable business segments:

(In thousands)	Components Business Segment	Systems Business Segment	Total
As of December 30, 2007	$2,883	$181,801	$184,684
Goodwill acquired	10,284	—	10,284
Adjustments	962	—	962
As of June 29, 2008	$14,129	$181,801	$195,930

Changes to goodwill during the six months ended June 29, 2008 resulted from the acquisition of SunPower Italia. Approximately $10.3 million had been allocated to goodwill within the components segment, which represents the excess of the purchase price over the fair value of the underlying net tangible and intangible assets of SunPower Italia. SunPower Italia is a Euro functional currency subsidiary, therefore, the Company records a translation adjustment for the revaluation of the subsidiary’s goodwill and intangible assets into U.S. dollar. As of June 29, 2008, the cumulative translation adjustment increased the balance of goodwill by $0.8 million. Also during the six months ended June 29, 2008, the Company recorded an adjustment to increase goodwill by $0.2 million to adjust the value of acquired investments.

In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” (“SFAS No. 142”), goodwill will not be amortized but instead will be tested for impairment at least annually, or more frequently if certain indicators are present. The Company conducts its annual impairment test of goodwill as of the Sunday closest to the end of the third calendar quarter of each year. Based on its last impairment test as of September 30, 2007, the Company determined there was no impairment. There were no events or circumstances from that date through June 29, 2008 indicating that an interim assessment was necessary. In the event that management determines that the value of goodwill has become impaired, the Company will incur an accounting charge for the amount of the impairment during the fiscal quarter in which the determination is made.

Intangible Assets

The following tables present details of the Company's acquired identifiable intangible assets:

(In thousands)	Gross	Accumulated Amortization	Net
As of June 29, 2008
Patents and purchased technology	$51,398	$(25,976)	$25,422
Tradenames	2,215	(1,244)	971
Backlog	11,787	(11,787)	—
Customer relationships and other	25,612	(6,382)	19,230
	$91,012	$(45,389)	$45,623

As of December 30, 2007
Patents and purchased technology	$51,398	$(20,630)	$30,768
Tradenames	1,603	(808)	795
Backlog	11,787	(11,460)	327
Customer relationships and other	23,193	(4,137)	19,056
	$87,981	$(37,035)	$50,946

In connection with the acquisition of SunPower Italia, the Company recorded $2.7 million of intangible assets and $0.2 million of cumulative translation adjustment for acquired intangibles in the six months ended June 29, 2008. In connection with the acquisition of SP Systems, the Company recorded $79.5 million of intangible assets in the first quarter of fiscal 2007, of which $15.5 million was related to the PowerLight tradename. The determination of the fair value and useful life of the tradename was based on the Company’s strategy of continuing to market its systems products and services under the PowerLight brand. Based on the Company’s change in branding strategy and changing PowerLight’s name to SunPower Corporation, Systems, during the quarter ended July 1, 2007, the Company recognized an impairment charge of $14.1 million, which represented the net book value of the PowerLight tradename.

All of our acquired identifiable intangible assets are subject to amortization. Aggregate amortization expense for intangible assets totaled $4.0 million and $8.4 million for the three and six months ended June 29, 2008, respectively, and $7.7 million and $14.6 million for the three and six months ended July 1, 2007, respectively. As of June 29, 2008, the estimated future amortization expense related to intangible assets is as follows (in thousands):

2008 (remaining six months)	$8,041
2009	15,461
2010	13,948
2011	4,152
2012	3,916
Thereafter	105
$45,623

Note 4. BALANCE SHEET COMPONENTS

(In thousands)	June 29, 2008	December 30, 2007
Costs and estimated earnings in excess of billings on contracts in progress and billings in excess of costs and estimated earnings on contracts in progress consists of the following:
Costs and estimated earnings in excess of billings on contracts in progress	$50,784	$39,136
Billings in excess of costs and estimated earnings on contracts in progress	33,074	69,900
	$17,710	$(30,764)
Contracts in progress:
Costs incurred to date	$824,289	$481,340
Estimated earnings to date	269,201	145,643
Contract revenue earned to date	1,093,490	626,983
Less: Billings to date, including earned incentive rebates	(1,075,780)	(657,747)
	$17,710	$(30,764)
Inventories:
Raw materials(1)	$98,534	$89,604
Work-in-process	3,972	2,027
Finished goods	97,762	48,873
	$200,268	$140,504
(1) In addition to polysilicon and other raw materials for solar cell manufacturing, raw materials includes solar panels purchased from third-party vendors and installation materials for systems projects.

Prepaid expenses and other current assets:
VAT receivables, current portion	$25,308	$7,266
Deferred tax assets, current portion	8,438	8,437
Other receivables	16,458	9,946
Other prepaid expenses	10,840	7,461
	$61,044	$33,110
Property, plant and equipment, net:
Land and buildings	$8,923	$7,482
Manufacturing equipment	237,457	194,963
Manufacturing equipment held for sale(2)	768	—
Computer equipment	14,676	12,399
Furniture and fixtures	3,920	2,648
Leasehold improvements	130,425	113,801
Construction-in-process (manufacturing facility in the Philippines)	127,178	99,945
	523,347	431,238
Less: Accumulated depreciation(3)	(71,378)	(53,244)
	$451,969	$377,994

(In thousands)	June 29, 2008	December 30, 2007
(2) During the three months ended March 30, 2008, certain manufacturing equipment with a net book value of $4.1 million were replaced with new processes. The Company determined that the expected realizable value for the resale of such manufacturing equipment is $0.8 million, therefore, the Company incurred an impairment charge of $3.3 million in the first quarter of fiscal 2008.

(3) Total depreciation expense was $11.9 million and $22.0 million for the three and six months ended June 29, 2008, respectively, and $5.9 million and $11.5 million for the three and six months ended July 1, 2007, respectively.

Other long-term assets:
VAT receivable, net of current portion	$15,422	$24,269
Investments in joint ventures	14,803	5,304
Note receivable(4)	10,000	—
Other	15,417	2,401
	$55,642	$31,974
(4) In June 2008, the Company loaned $10.0 million to a third-party private company pursuant to a three-year interest-bearing note receivable that is convertible into equity at the Company’s option.

Accrued liabilities:
VAT payables	$28,592	$18,138
Employee compensation and employee benefits	14,858	15,338
Income taxes payable	15,316	11,106
Warranty reserves	13,393	10,502
Foreign exchange derivative liability	11,261	8,920
Other	18,569	15,430
	$101,989	$79,434

Note 5. INVESTMENTS

On December 31, 2007, the Company adopted SFAS No. 157, which refines the definition of fair value, provides a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy assigns the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities ("Level 1") and the lowest priority to unobservable inputs ("Level 3"). Level 2 measurements are inputs that are observable for assets or liabilities, either directly or indirectly, other than quoted prices included within Level 1. The following table presents information about the Company’s available-for-sale securities measured at fair value on a recurring basis as of June 29, 2008 and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value in accordance with the provisions of SFAS No. 157:

(In thousands)	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of June 29, 2008
Asset
Money market funds	$160,108	$—	$—	$160,108
Corporate securities	—	33,244	25,086	58,330
Commercial paper	—	23,989	—	23,989
Total available-for-sale securities	$160,108	$57,233	$25,086	$242,427

Available-for-sale securities utilizing Level 3 inputs to determine fair value are comprised of auction rate securities which are bought and sold in the marketplace through a bidding process sometimes referred to as a “Dutch auction,” and which are classified as short-term investments or long-term investments and carried at their market values. After the initial issuance of the auction rate securities, the interest rate on the securities resets periodically, at intervals set at the time of issuance (e.g., every seven, twenty-eight, or thirty-five days; every six-months; etc.), based on the market demand at the reset period. The “stated” or

“contractual” maturities for these securities generally are between 20 to 30 years. The Company classifies auction rate securities as available-for-sale securities under SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS No. 115”).

At June 29, 2008, the Company had $25.1 million invested in auction rate securities as compared to $50.8 million invested in auction rate securities at December 30, 2007. These auction rate securities are typically over collateralized and secured by pools of student loans originated under the Federal Family Education Loan Program (“FFELP”) that are guaranteed by the U.S. Department of Education, and insured. In addition, all auction rate securities held are rated by one or more of the Nationally Recognized Statistical Rating Organizations (“NRSRO”) as triple-A. Beginning in February 2008, the auction rate securities market experienced a significant increase in the number of failed auctions, resulting from a lack of liquidity, which occurs when sell orders exceed buy orders, and does not necessarily signify a default by the issuer.

As of August 8, 2008, all of the Company’s auction rate securities invested in at June 29, 2008 had failed to clear at auctions. For failed auctions, the Company continues to earn interest on these investments at the maximum contractual rate as the issuer is obligated under contractual terms to pay penalty rates should auctions fail. Historically, failed auctions have rarely occurred, however, such failures could continue to occur in the future. In the event the Company needs to access these funds, the Company will not be able to do so until a future auction is successful, the issuer redeems the securities, a buyer is found outside of the auction process or the securities mature. Accordingly, auction rate securities at June 29, 2008 and December 30, 2007 that were not sold in a subsequent period totaling $25.1 million and $29.1 million, respectively, are classified as long-term investments on the Condensed Consolidated Balance Sheets, because they are not expected to be used to fund current operations and consistent with the stated contractual maturities of the securities.

The Company determined that use of a valuation model was the best available technique for measuring the fair value of its auction rate securities. The Company used an income approach valuation model to estimate the price that would be received to sell its securities in an orderly transaction between market participants ("exit price") as of June 29, 2008. The exit price was derived as the weighted average present value of expected cash flows over various periods of illiquidity, using a risk adjusted discount rate that was based on the credit risk and liquidity risk of the securities.  While the valuation model was based on both Level 2 (credit quality and interest rates) and Level 3 inputs, the Company determined that the Level 3 inputs were the most significant to the overall fair value measurement, particularly the estimates of risk adjusted discount rates and ranges of expected periods of illiquidity. The valuation model also reflected the Company's intention to hold its auction rate securities until they can be liquidated in a market that facilitates orderly transactions. The following key assumptions were used in the valuation model:

·           5 years to liquidity;
·           continued receipt of contractual interest which provides a premium spread for failed auctions; and
·           discount rates ranging from 3.8% to 5.9%, which incorporate a spread for both credit and liquidity risk.

Based on these assumptions, the Company estimated that the auction rate securities would be valued at approximately 96% of their stated par value, representing a decline in value of approximately $1.0 million. The following table provides a summary of changes in fair value of the Company’s available-for-sale securities utilizing Level 3 inputs as of June 29, 2008:

(In thousands)	Auction Rate Securities

Balance at December 31, 2007	$—
Transfers from Level 2 to Level 3	29,050
Purchases of auction rate securities	10,000
Unrealized loss included in other comprehensive income	(1,445)
Balance at March 30, 2008	37,605
Sales of auction rate securities	(13,000)
Unrealized gain included in other comprehensive income	481
Balance at June 29, 2008	$25,086

    In the second quarter of fiscal 2008, the Company sold auction rate securities with a carrying value of $12.5 million for their stated par value of $13.0 million. The following table summarizes the fair value and gross unrealized losses of the Company’s available-for-sale securities, aggregated by type of investment instrument and length of time that individual securities have been in a continuous unrealized loss position:

	As of June 29, 2008
	Less than 12 Months		12 Months or Greater		Total
(In thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Corporate securities	$48,283	$(1,054)	$—	$—	$48,283	$(1,054)

	As of December 30, 2007
	Less than 12 Months		12 Months or Greater		Total
(In thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Corporate securities	$25,536	$(50)	$—	$—	$25,536	$(50)
Commercial paper	24,002	(2)	—	—	24,002	(2)
	$49,538	$(52)	$—	$—	$49,538	$(52)

    Of the $1.1 million gross unrealized losses of the Company’s corporate securities, $1.0 million resulted from the decline in the estimated fair value of auction rate securities primarily due to their lack of liquidity. The decline in fair value for the remaining available-for-sale securities was primarily related to changes in interest rates. The Company has concluded that no other-than-temporary impairment losses occurred in the six months ended June 29, 2008 because the lack of liquidity in the market for auction rate securities and changes in interest rates are considered temporary in nature for which the Company has recorded an unrealized loss within comprehensive income (loss), a component of stockholders' equity. The Company has the ability and intent to hold these securities until a recovery of fair value. In addition, the Company evaluated the near-term prospects of the available-for-sale securities in relation to the severity and duration of the impairment. Based on that evaluation and the Company’s ability and intent to hold these investments for a reasonable period of time, the Company did not consider these investments to be other-than-temporarily impaired. If it is determined that the fair value of these securities is other-than-temporarily impaired, the Company would record a loss in its Condensed Consolidated Statements of Operations in the future, which could be material.

    The classification and contractual maturities of available-for-sale securities is as follows:

(In thousands)	June 29, 2008	December 30, 2007
Included in:
Cash equivalents	$96,270	$249,582
Short-term restricted cash(1)	38,322	—
Short-term investments	37,233	105,453
Long-term restricted cash(1)	45,516	67,887
Long-term investments	25,086	29,050
	$242,427	$451,972
Contractual maturities:
Due in less than one year	$171,826	$396,228
Due from one to two years (2)	2,382	4,994
Due from two to 30 years	68,219	50,750
	$242,427	$451,972
(1)	The Company provided security in the form of cash collateralized bank standby letters of credit for advance payments received from customers.
(2)	The Company classifies all available-for-sale securities that are intended to be available for use in current operations as short-term investments.

Note 6. ADVANCES TO SUPPLIERS

The Company has entered into agreements with various polysilicon, ingot, wafer, solar cells and solar module vendors and manufacturers. These agreements specify future quantities and pricing of products to be supplied by the vendors for periods up to 12 years. Certain agreements also provide for penalties or forfeiture of advanced deposits in the event the Company terminates the arrangements (see Note 8). Under certain of these agreements, the Company is required to make prepayments to the vendors over the terms of the arrangements. As of June 29, 2008, advances to suppliers totaled $158.5 million, the current portion of which is $62.1 million.

The Company’s future prepayment obligations related to these agreements as of June 29, 2008 are as follows (in thousands):

2008 (remaining six months)	$56,040
2009	78,006
2010	59,642
2011	19,792
$213,480

On June 30, 2008, the Company paid an advance of $5.6 million in accordance with the terms of an existing supply agreement.

Note 7. STOCK-BASED COMPENSATION

    During the preparation of its condensed consolidated financial statements for the six months ended June 29, 2008, the Company identified errors in its financial statements related to the year ended December 30, 2007, which resulted in $1.3 million overstatement of stock-based compensation expense. The Company corrected these errors in its condensed consolidated financial statements for the six months ended June 29, 2008, which resulted in a $1.3 million credit to income before income taxes and net income. The out-of-period effect is not expected to be material to estimated full-year 2008 results, and, accordingly has been recognized in accordance with APB 28, Interim Financial Reporting, paragraph 29 as the error is not material to any financial statements of prior periods.

The following table summarizes the consolidated stock-based compensation expense, by type of awards:

	Three Months Ended		Six Months Ended
(In thousands)	June 29, 2008	July 1, 2007	June 29, 2008	July 1, 2007
Employee stock options	$1,014	$4,847	$2,201	$9,593
Restricted stock	10,229	3,266	18,130	4,520
Shares and options released from re-vesting restrictions	7,627	5,306	13,633	10,028
Change in stock-based compensation capitalized in inventory	(263)	(189)	(849)	(308)
Total stock-based compensation expense	$18,607	$13,230	$33,115	$23,833

In connection with the acquisition of SP Systems on January 10, 2007, 1.1 million shares of the Company’s class A common stock and 0.5 million stock options issued to employees of SP Systems, which were valued at $60.4 million, are subject to certain transfer restrictions and a repurchase option held by the Company. The Company is recognizing expense as the re-vesting restrictions of these shares lapse over the two-year period beginning on the date of acquisition. The value of shares released from such re-vesting restrictions are included in stock-based compensation expense in the table above.

The following table summarizes the consolidated stock-based compensation expense by line items in the Condensed Consolidated Statements of Operations:

	Three Months Ended		Six Months Ended
(In thousands)	June 29, 2008	July 1, 2007	June 29, 2008	July 1, 2007
Cost of systems revenue	$2,239	$2,189	$4,750	$4,186
Cost of components revenue	2,890	1,009	4,093	1,262
Research and development	972	348	1,783	849
Sales, general and administrative	12,506	9,684	22,489	17,536
Total stock-based compensation expense before income taxes	18,607	13,230	33,115	23,833
Tax effect on stock-based compensation expense	—	—	—	—
Total stock-based compensation expense after income taxes	$18,607	$13,230	$33,115	$23,833

Consolidated net cash proceeds from the issuance of shares in connection with exercises of stock options under the Company’s employee stock plans were $1.2 million and $2.3 million for the three and six months ended June 29, 2008, respectively, and $3.0 million and $5.0 million for the three and six months ended July 1, 2007, respectively. The Company recognized an income tax benefit from stock option exercises of $10.2 million and $14.6 million for the three and six months ended June 29, 2008, respectively. No income tax benefit was realized from stock option exercises during the three and six months ended July 1, 2007. As required, the Company presents excess tax benefits from the exercise of stock options, if any, as financing cash flows rather than operating cash flows.

The following table summarizes the unrecognized stock-based compensation cost by type of awards:

(In thousands, except years)	As of June 29, 2008	Weighted-Average Amortization Period (in years)
Stock options	$10,365	2.7
Restricted stock	103,227	3.0
Shares subject to re-vesting restrictions	15,423	0.5
Total unrecognized stock-based compensation cost	$129,015

For stock options issued prior to the adoption of SFAS No. 123(revised 2004), “Share-Based Payment” (“SFAS No. 123(R)”) and for performance based awards, the Company recognizes its stock-based compensation cost using the graded amortization method. For all other awards, stock-based compensation cost is recognized on a straight-line basis. Additionally, the Company issues new shares upon exercises of options by employees.

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

Assumptions used in the determination of fair value of share-based payment awards using the Black-Scholes model were as follows:

	Three Months Ended	Six Months Ended
	July 1, 2007	July 1, 2007
Stock Option Plans:
Expected term	6.5 years	6.5 years
Risk-free interest rate	4.56%	4.62%
Volatility	90%	70.3%
Dividend yield	0%	0%

No stock options were granted in the six months ended June 29, 2008.

For the Three and Six Months Ended July 1, 2007:

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

Because of the limited history of its stock trading publicly, the Company does not believe that its historical volatility would be representative of the expected volatility for its equity awards. Accordingly, the Company has chosen to use the historical volatility rates for a publicly-traded U.S.-based direct competitor as the basis for calculating the volatility for its granted options.

The interest rate is based on the U.S. Treasury yield curve in effect at the time of grant. Since the Company does not pay and does not expect to pay dividends, the expected dividend yield is zero.

Equity Incentive Programs

Second Amended and Restated 2005 SunPower Corporation Stock Incentive Plan:

    In May 2008, the Company’s stockholders approved an increase of 1.7 million shares and an automatic annual increase beginning in fiscal 2009 in the number of shares available for grant under the Company’s Second Amended and Restated 2005 SunPower Corporation Stock Incentive Plan under which the Company may issue incentive or non-statutory stock options, restricted stock awards, restricted stock units, or stock appreciation rights to directors, employees and consultants. The majority of shares issued are net of the minimum statutory withholding requirements that the Company pays on behalf of its employees. During the three and six months ended June 29, 2008, the Company withheld approximately 15,000 shares and 52,000 shares, respectively, to satisfy $0.9 million and $4.2 million, respectively, of employees’ tax obligations. The Company paid this amount in cash to the appropriate taxing authorities. Shares withheld are treated as common stock repurchases for accounting and disclosure purposes and reduce the number of shares outstanding upon vesting.

    The following table summarizes the Company’s stock option activities:

	Shares (in thousands)	Weighted- Average Exercise Price Per Share
Outstanding as of December 30, 2007	3,701	$5.44
Granted	—	—
Exercised	(703)	3.32
Forfeited	(32)	7.86
Outstanding as of June 29, 2008	2,966	5.92
Exercisable as of June 29, 2008	1,329	4.22

    The following table summarizes the Company’s non-vested stock options and restricted stock activities thereafter:

	Stock Options		Restricted Stock Awards and Units
	Shares (in thousands)	Weighted- Average Exercise Price Per Share	Shares (in thousands)	Weighted- Average Grant Date Fair Value Per Share
Outstanding as of December 30, 2007	2,454	$6.29	1,174	$68.74
Granted	—	—	579	79.48
Vested(1)	(786)	4.13	(195)	56.33
Forfeited	(31)	7.45	(30)	79.70
Outstanding as of June 29, 2008	1,637	7.30	1,528	78.58

(1) Restricted stock awards and units vested includes shares withheld on behalf of employees to satisfy the minimum statutory tax withholding requirements.

    Information regarding the Company’s outstanding stock options as of June 29, 2008 follows:

		Options Outstanding				Options Exercisable
Range of Exercise Price		Shares (in thousands)	Weighted- Average Remaining Contractual Life (in years)	Weighted- Average Exercise Price per Share	Aggregate Intrinsic Value (in thousands)	Shares (in thousands)	Weighted- Average Remaining Contractual Life (in years)	Weighted- Average Exercise Price per Share	Aggregate Intrinsic Value (in thousands)
$0.04—	0.75	465	3.64	$0.31	$33,667	260	4.61	$0.49	$18,801
0.88—	2.66	191	6.40	2.09	13,487	58	6.04	1.99	4,084
3.30—	4.95	1,661	6.37	3.33	115,258	851	6.40	3.32	59,089
7.00—	16.20	327	7.17	8.51	21,011	100	7.18	8.75	6,401
17.00—	62.51	322	8.02	27.03	14,711	60	7.93	27.84	2,680
		2,966			$198,134	1,329			$91,055

The aggregate intrinsic value in the preceding table represents the total pre-tax intrinsic value, based on the Company’s closing stock price of $72.71 at June 29, 2008, which would have been received by the option holders had all option holders exercised their options as of that date. The total number of in-the-money options exercisable was 1.3 million shares as of June 29, 2008.

Stock Unit Plan:

As of June 29, 2008, the Company has granted approximately 236,000 stock units to 2,200 employees in the Philippines at an average unit price of $39.80 in relation to its 2005 Stock Unit Plan, under which participants are awarded the right to receive cash payments from the Company in an amount equal to the appreciation in the Company’s common stock between the award date and the date the employee redeems the award. A maximum of 300,000 stock units may be subject to stock unit awards granted under the 2005 Stock Unit Plan. Pursuant to a voluntary exchange offer that concluded in November 2007, approximately 53,000 stock units were exchanged for approximately 32,000 restricted stock units issued under the Company’s Second Amended and Restated 2005 SunPower Corporation Stock Incentive Plan. The Company conducted a second voluntary exchange offer that concluded in May 2008, in which approximately 109,000 stock units were exchanged for approximately 50,000 restricted stock units issued under the Company’s Second Amended and Restated 2005 SunPower Corporation Stock Incentive Plan.  For the three and six months ended June 29, 2008, total compensation expense associated with the 2005 Stock Unit Plan was zero as compared to $0.4 million and $0.8 million in the three and six months ended July 1, 2007, respectively.

Note 8. COMMITMENTS AND CONTINGENCIES

Operating Lease Commitments

The Company leases its San Jose, California facility under a non-cancelable operating lease from Cypress, which expires in April 2011 (see Note 2). The lease requires the Company to pay property taxes, insurance and certain other costs. In addition, the Company leases its Richmond, California facility under a non-cancelable operating lease from an unaffiliated third party, which expires in September 2018. In December 2005, the Company entered into a 5-year operating lease from an unaffiliated third party for a solar panel assembly facility in the Philippines. The Company also has various lease arrangements, including its European headquarters located in Geneva, Switzerland under a lease that expires in September 2012, as well as sales and support offices in Southern California, New Jersey, Germany, Spain, Italy and South Korea, all of which are leased from unaffiliated third parties. Future minimum obligations under all non-cancelable operating leases as of June 29, 2008 are as follows (in thousands):

2008 (remaining six months)	$2,547
2009	5,144
2010	4,839
2011	3,547
2012	3,140
Thereafter	24,651
$43,868

Rent expense, including the rent paid to Cypress for the San Jose, California facility and the solar cell manufacturing facility in the Philippines (see Note 2), was $1.6 million and $3.5 million for the three and six months ended June 29, 2008, respectively, and $0.8 million and $1.4 million for the three and six months ended July 1, 2007, respectively.

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

At June 29, 2008, total obligations related to such supplier agreements was $3.5 billion and non-cancelable purchase orders related to equipment and building improvements totaled approximately $155.2 million. In addition, the Company has entered into agreements to purchase solar renewable energy certificates (“SRECs”) from solar installation owners in New Jersey. The Company primarily sells SRECs to entities that must either retire a certain volume of SRECs each year or face much higher alternative compliance payments. At June 29, 2008, total obligations related to future purchases of SRECs was $2.7 million.

Future minimum obligations under supplier agreements, non-cancelable purchase orders and SRECs as of June 29, 2008 are as follows (in thousands):

2008 (remaining six months)	$302,461
2009	431,894
2010	534,751
2011	543,726
2012	344,639
Thereafter	1,532,215
$3,689,686

 Joint Ventures

Woongjin Energy Co., Ltd (“Woongjin Energy”)

In the third quarter of fiscal 2006, the Company entered into an agreement with Woongjin Coway Co., Ltd. (“Woongjin”), a provider of environmental products located in Korea, to form Woongjin Energy, a joint venture to manufacture monocrystalline silicon ingots. Under the joint venture, the Company and Woongjin have funded the joint venture through capital investments. In addition, Woongjin Energy obtained a $33.0 million loan originally guaranteed by Woongjin. The Company supplies polysilicon and technology required for the silicon ingot manufacturing to the joint venture, and the Company procures the manufactured silicon ingots from the joint venture under a five-year agreement. Woongjin Energy began manufacturing in the third quarter of fiscal 2007. For the three and six months ended June 29, 2008, the Company paid $9.2 million and $15.0 million, respectively, to Woongjin Energy for manufacturing polysilicon into silicon ingots. As of June 29, 2008 and December 30, 2007, $4.0 million and $2.4 million, respectively, remained due and payable to Woongjin Energy.

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

As of June 29, 2008, the Company had an $11.7 million investment in the joint venture on its Condensed Consolidated Balance Sheets which consisted of a 27.4% equity investment valued at $8.4 million and a $3.3 million convertible note that is convertible at the Company’s option into an additional 12.6% equity ownership in the joint venture. As of December 30, 2007, the Company had a $4.4 million investment in the joint venture on its Condensed Consolidated Balance Sheets which consisted of a 19.9% equity investment valued at $1.1 million and a $3.3 million convertible note that is convertible at the Company’s option into an additional 20.1% equity ownership in the joint venture. The Company accounts for this investment in Woongjin Energy using the equity method of accounting, in which the entire investment is classified as “Other long-term assets” in the Condensed

Consolidated Balance Sheets and the Company’s share of Woongjin Energy’s income totaling $1.3 million and $1.9 million for the three and six months ended June 29, 2008, respectively, and none in each of the three and six months ended July 1, 2007, is included in “Other, net” in the Condensed Consolidated Statements of Operations. Neither party has contractual obligations to provide any additional funding to the joint venture.

In the first half of fiscal 2008, the Company conducted other related-party transactions with Woongjin Energy. For the three and six months ended June 29, 2008, the Company recognized zero and $0.6 million, respectively, in components revenue related to the sale of solar modules. As of June 29, 2008 and December 30, 2007, zero and $3.2 million, respectively, remained due and receivable from Woongjin Energy related to the sale of solar modules.

First Philec Solar Corporation (“First Philec Solar”)

In October 2007, the Company entered into an agreement with First Philippine Electric Corporation (“First Philec”) to form First Philec Solar, a joint venture to provide wafer slicing services of silicon ingots to the Company. The Company and First Philec have funded the joint venture through capital investments. The Company supplies silicon ingots and technology required for the slicing of silicon to the joint venture, and the Company procures the silicon wafers from the joint venture under a five-year wafering supply and sales agreement. This joint venture is located in the Philippines and became operational in the second quarter of fiscal 2008.

As of June 29, 2008, the Company had a $3.1 million investment in the joint venture on its Condensed Consolidated Balance Sheets which consisted of a 20.6% equity investment. As of December 30, 2007, the Company had a $0.9 million investment in the joint venture on its Condensed Consolidated Balance Sheets which consisted of a 16.9% equity investment. The Company accounts for this investment using the equity method of accounting, in which the entire investment is classified as “Other long-term assets” in the Condensed Consolidated Balance Sheets.

The Company periodically evaluates the qualitative and quantitative attributes of the joint ventures to determine whether the joint ventures need to be consolidated into the Company’s financial statements in accordance with FSP FASB Interpretation No. 46 “Consolidation of Variable Interest Entities” (“FSP FIN 46(R)”).

NorSun AS (“NorSun”)

In January 2008, the Company entered into an Option Agreement with NorSun pursuant to which the Company will deliver cash advance payments to NorSun for the purchase of polysilicon under a long-term polysilicon supply agreement with NorSun, which NorSun will use to partly fund its portion of the equity investment in the joint venture with Swicorp Joussour Company and Chemical Development Company for the construction of a new polysilicon manufacturing facility in Saudi Arabia. The Company will provide a letter of credit or deposit funds in an escrow account to secure NorSun’s right to such advance payments. NorSun will initially hold a fifty percent equity interest in the joint venture. Under the terms of the Option Agreement, the Company may exercise a call option and apply the advance payments to purchase half, subject to certain adjustments, of NorSun’s fifty percent equity interest in the joint venture. The Company may exercise its option at any time until six months following the commercial operation of the Saudi Arabian polysilicon manufacturing facility. The Option Agreement also provides NorSun an option to put half, subject to certain adjustments, of its fifty percent equity interest in the joint venture to the Company. NorSun’s option is exercisable commencing July 1, 2009 through six months following commercial operation of the polysilicon manufacturing facility. The Company accounts for the put and call options as one instrument, which will be measured at fair value at each reporting period. The changes in the fair value of the combined option will be recorded as other income in the Condensed Consolidated Statements of Operations. The fair value of the combined option at June 29, 2008 was not material.

Product Warranties

The Company warrants or guarantees the performance of the solar panels that the Company manufactures at certain levels of power output for extended periods, usually 25 years. It also warrants that the solar cells will be free from defects for at least ten years. In addition, it passes through to customers long-term warranties from the original equipment manufacturers of certain system components. Warranties of 20 to 25 years from solar panel suppliers are standard, while inverters typically carry two-, five- or ten-year warranties. The Company maintains warranty reserves to cover potential liabilities that could result from these guarantees. The Company’s potential liability is generally in the form of product replacement or repair. Warranty reserves are based on the Company’s best estimate of such liabilities and are recognized as a cost of revenue. The Company continuously monitors product returns for warranty failures and maintains a reserve for the related warranty expenses based on historical experience of similar products as well as various other assumptions that are considered reasonable under the circumstances.

The Company generally warrants or guarantees systems installed for a period of five to ten years. The Company’s estimated warranty cost for each project is accrued and the related costs are charged against the warranty accrual when incurred. It is not possible to predict the maximum potential amount of future warranty-related expenses under these or similar contracts due to the conditional nature of the Company’s obligations and the unique facts and circumstances involved in each particular contract. Historically, warranty costs related to contracts have been within the range of management’s expectations.

Provisions for warranty reserves charged to cost of revenue were $4.9 million and $9.8 million for the three and six months ended June 29, 2008, respectively, and $1.4 million and $5.6 million during the three and six months ended July 1, 2007, respectively. Activity within accrued warranty for the three and six months ended June 29, 2008 and July 1, 2007 is summarized as follows:

	Three Months Ended		Six Months Ended
(In thousands)	June 29, 2008	July 1, 2007	June 29, 2008	July 1, 2007
Balance at the beginning of the period	$19,517	$13,560	$17,194	$3,446
SP Systems accrued balance at date of acquisition	—	—	—	6,542
Accruals for warranties issued during the period	4,941	1,441	9,840	5,588
Warranty claims made during the period	(1,937)	(687)	(4,513)	(1,262)
Balance at the end of the period	$22,521	$14,314	$22,521	$14,314

The accrued warranty balance at June 29, 2008 and December 30, 2007 includes $9.1 million and $6.7 million, respectively, of accrued costs primarily related to servicing the Company’s obligations under long-term maintenance contracts entered into under the systems segment and the balance is included in “Other long-term liabilities” in the Condensed Consolidated Balance Sheets.

FIN 48 Uncertain Tax Positions

As of June 29, 2008 and December 30, 2007, total liabilities associated with FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, and Related Implementation Issues,” (“FIN 48”), uncertain tax positions were $5.7 million and $4.1 million, respectively, and are included in "Other long-term liabilities" on our Condensed Consolidated Balance Sheets at June 29, 2008 and December 30, 2007, respectively, as they are not expected to be paid within the next twelve months. Due to the complexity and uncertainty associated with our tax positions, the Company cannot make a reasonably reliable estimate of the period in which cash settlement will be made for our liabilities associated with uncertain tax positions in "Other long-term liabilities."

Royalty Obligations

As of January 10, 2007, the Company assumed certain royalty obligations related to existing agreements entered into by PowerLight before the date of acquisition. In September 2002, PowerLight entered into a Technology Assignment and Services Agreement and other ancillary agreements,  subsequently amended in December 2005, with Jefferson Shingleton and MaxTracker Services, LLC, a New York limited liability company controlled by Mr. Shingleton. Under the agreements, the PowerTracker®, now referred to as SunPower™ Tracker, was acquired through an assignment and acquisition of the patents associated with the product from Mr. Shingleton and the Company is obligated to pay Mr. Shingleton royalties on the tracker systems that it sells. In addition, several of the systems segment’s government awards require the Company to pay royalties based on specified formulas related to sales of products developed or enhanced from such government awards. The Company incurred royalty expense totaling $0.4 million and $1.0 million for the three and six months ended June 29, 2008, respectively, and $0.6 million and $1.3 million during the three and six months ended July 1, 2007, respectively, which were charged to cost of systems revenue. As of June 29, 2008 and December 30, 2007, the Company’s royalty liabilities totaled $0.3 million.

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

Note 9. LINE OF CREDIT

In July 2007, the Company entered into a credit agreement with Wells Fargo and has entered into amendments to the credit agreement from time to time. As of June 29, 2008, the credit agreement provides for a $50.0 million unsecured revolving credit line, with a $50.0 million unsecured letter of credit subfeature, and a separate $150.0 million secured letter of credit facility. The Company may borrow up to $50.0 million and request that Wells Fargo issue up to $50.0 million in letters of credit under the unsecured letter of credit subfeature through April 4, 2009. Letters of credit issued under the subfeature reduce the Company’s borrowing capacity under the revolving credit line. The Company may request that Wells Fargo issue up to $150.0 million in letters of credit under the secured letter of credit facility through July 31, 2012. As detailed in the agreement, the Company will pay interest on outstanding borrowings and a fee for outstanding letters of credit. At any time, the Company can prepay outstanding loans. All borrowings must be repaid by April 4, 2009, and all letters of credit issued under the unsecured letter of credit subfeature expire on or before April 4, 2009 unless the Company provides by such date collateral in the form of cash or cash equivalents in the aggregate amount available to be drawn under letters of credit outstanding at such time. All letters of credit issued under the secured letter of credit facility expire no later than July 31, 2012. The Company concurrently entered into a security agreement with Wells Fargo, granting a security interest in a securities account and deposit account to secure its obligations in connection with any letters of credit that might be issued under the credit agreement. In connection with the credit agreement, SunPower North America, Inc., a wholly-owned subsidiary of the Company, SP Systems, an indirect wholly-owned subsidiary of the Company, and SunPower Systems SA, another indirect wholly-owned subsidiary of the Company, entered into an associated continuing guaranty with Wells Fargo. The terms of the credit agreement include certain conditions to borrowings, representations and covenants, and events of default customary for financing transactions of this type.

As of June 29, 2008 and December 30, 2007, 6 letters of credit totaling $41.5 million and 4 letters of credit totaling $32.0 million, respectively, were issued by Wells Fargo under the unsecured letter of credit subfeature. In addition, 22 letters of credit totaling $63.8 million and 8 letters of credit totaling $47.9 million, were issued by Wells Fargo under the secured letter of credit facility as of June 29, 2008 and December 30, 2007, respectively. On June 29, 2008 and December 30, 2007, cash available to be borrowed under the unsecured revolving credit line was $8.5 million and $18.0 million, respectively, and includes letter of credit capacities available to be issued by Wells Fargo under the unsecured letter of credit subfeature of $8.5 million and $8.0 million, respectively. Letters of credit available under the secured letter of credit facility at June 29, 2008 and December 30, 2007 totaled $86.2 million and $2.1 million, respectively.

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

As of December 30, 2007, the closing price of the Company’s class A common stock equaled or exceeded 125% of the $56.75 per share initial effective conversion price governing the February 2007 debentures and the closing price of the Company’s class A common stock equaled or exceeded 125% of the $82.24 per share initial effective conversion price governing the July 2007 debentures, for 20 out of 30 consecutive trading days ending on December 30, 2007, thus satisfying the market price conversion trigger pursuant to the terms of the debentures. As of the first trading day of the first quarter in fiscal 2008, holders of the February 2007 debentures and July 2007 debentures were able to exercise their right to convert the debentures any day in that fiscal quarter. Therefore, since holders of the February 2007 debentures and July 2007 debentures were able to exercise their right to convert the debentures in the first quarter of fiscal 2008, the Company classified the $425.0 million in aggregate convertible debt as short-term debt in its Condensed Consolidated Balance Sheets as of December 30, 2007. In addition, the Company wrote off $8.2 million and $1.0 million of unamortized debt issuance costs in the fourth fiscal quarter of 2007 and first fiscal quarter of 2008, respectively. No holders of the February 2007 debentures and July 2007 debentures exercised their right to convert the debentures in the first quarter of fiscal 2008.

For the quarter ended June 29, 2008, the closing price of the Company’s class A common stock equaled or exceeded 125% of the $56.75 per share initial effective conversion price governing the February 2007 debentures for 20 out of 30 consecutive trading days ending on June 29, 2008, thus satisfying the market price conversion trigger pursuant to the terms of the February 2007 debentures. As of the first trading day of the third quarter in fiscal 2008, holders of the February 2007 debentures are able to exercise their right to convert the debentures any day in that fiscal quarter. Therefore, since holders of the February 2007 debentures are able to exercise their right to convert the debentures in the third quarter of fiscal 2008, the Company classified the $200.0 million in aggregate convertible debt as short-term debt in its Condensed Consolidated Balance Sheets as of June 29, 2008.

Because the closing stock price did not equal or exceed 125% of the initial effective conversion price governing the July 2007 debentures for 20 out of 30 consecutive trading days during the quarter ended June 29, 2008, holders of the debentures did not have the right to convert the debentures, based on the market price conversion trigger, any day in the third fiscal quarter beginning on June 30, 2008. Accordingly, the Company classified the $225.0 million in aggregate convertible debt as long-term debt in its Condensed Consolidated Balance Sheets as of June 29, 2008. This test is repeated each fiscal quarter, therefore, if the market price conversion trigger is satisfied in a subsequent quarter, the debentures may again be re-classified as short-term debt.

As of June 29, 2008, the estimated fair value of the February 2007 debentures and July 2007 debentures was approximately $283.0 million and $261.9 million, respectively, based on quoted market prices. As of December 30, 2007, the estimated fair value of the February 2007 debentures and July 2007 debentures was approximately $465.6 million and $366.3 million, respectively, based on quoted market prices. The fair market value of the senior convertible debentures is expected to increase as interest rates fall and/or as the market price of our class A common stock increases. Conversely, the fair market value of the senior convertible debentures is expected to decrease as interest rates rise and/or as the market price of our class A common stock falls.

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

Note 11. COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Comprehensive income (loss) includes unrealized gains and losses on the Company’s available-for-sale investments, foreign currency derivatives designated as cash flow hedges and cumulative translation adjustments. The components of comprehensive income (loss), net of tax, were as follows:

	Three Months Ended		Six Months Ended
(In thousands)	June 29, 2008	July 1, 2007	June 29, 2008	July 1, 2007
Net income (loss)	$28,608	$(5,345)	$41,365	$(4,105)
Other comprehensive income (loss):
Cumulative translation adjustment	1,924	1,561	12,329	1,897
Unrealized gain (loss) on investments, net of tax	469	—	(1,002)	4
Unrealized gain (loss) on derivatives, net of tax	5,051	349	3,595	800
Total comprehensive income (loss)	$36,052	$(3,435)	$56,287	$(1,404)

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

The Company calculates the fair value of its forward contracts based on market volatilities, spot rates and interest differentials from published sources. The following table presents information about the Company’s hedge instruments measured at fair value on a recurring basis as of June 29, 2008 and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value in accordance with the provisions of SFAS No. 157:

(In thousands)	Significant Other Observable Inputs (Level 2)
Asset
Foreign currency forward exchange contracts	$586
Liability
Foreign currency forward exchange contracts	$11,261

In accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”), the Company accounts for its hedges of forecasted foreign currency revenue and cost of revenue as cash flow hedges and hedges of firmly committed purchase contracts denominated in foreign currency as fair value hedges.

Cash Flow Hedges: Hedges of forecasted foreign currency denominated revenues are designated as cash flow hedges and changes in fair value of the effective portion of hedge contracts are recorded in accumulated other comprehensive income in stockholders’ equity in the Condensed Consolidated Balance Sheets. Amounts deferred in accumulated other comprehensive income are reclassified to other, net in the Condensed Consolidated Statements of Operations in the periods in which the hedged exposure impacts earnings. The effective portion of unrealized losses recorded in accumulated other comprehensive income, net of tax, were losses of $0.3 million and $1.3 million for the six months ended June 29, 2008 and July 1, 2007, respectively. As of June 29, 2008 and December 30, 2007, the Company had outstanding cash flow hedge forward contracts with an aggregate notional value of $6.9 million and $140.1 million, respectively. The maturity dates of the outstanding contracts do not extend beyond July 2008. At June 29, 2008, the Company discontinued a portion of an existing cash flow hedge of foreign currency revenue when it determined that it was probable the original forecasted transaction would not occur by the end of the originally specified time period. The amount of derivative loss, $0.8 million, was reclassified from accumulated other comprehensive income to other, net in the Condensed Consolidated Statements of Operations as a result of the discontinuance of the cash flow hedge.

Fair Value Hedges: On occasion, the Company commits to purchase equipment in foreign currency, predominantly Euros. When these purchases are hedged and qualify as firm commitments under SFAS No. 133, they are designated as fair value hedges and changes in the fair value of the firm commitment derivative contract are recognized in the Condensed Consolidated Statements of Operations. Under fair value hedge treatment, the changes in the firm commitment on a spot to spot basis are recorded in property, plant and equipment, net, in the Condensed Consolidated Balance Sheets and in other, net, in the Condensed Consolidated Statements of Operations. As of June 29, 2008 and December 30, 2007, the Company had no outstanding fair value hedges.

Both cash flow hedges and fair value hedges are tested for effectiveness each period on a spot to spot basis using the dollar-offset method. Both the excluded time value and any ineffectiveness, which were not significant for all periods, are recorded in other, net.

In addition, the Company began hedging the net balance sheet effect of foreign currency denominated assets and liabilities in 2005 primarily for intercompany transactions, receivables from customers, prepayments to suppliers and advances received from customers. The Company records its hedges of foreign currency denominated monetary assets and liabilities at fair value with the related gains or losses recorded in other, net. The gains or losses on these contracts are substantially offset by transaction gains or losses on the underlying balances being hedged. As of June 29, 2008 and December 30, 2007, the Company held forward contracts with an aggregate notional value of $160.9 million and $62.7 million, respectively, to hedge the risks associated with foreign currency denominated assets and liabilities.

Note 13. INCOME TAXES

The Company’s effective rate of income tax provision was 34% and 33% for the three and six months ended June 29, 2008, respectively, and the effective rate of income tax benefit was 58% and 71% for the three and six months ended July 1, 2007, respectively. The tax provision for the three and six months ended June 29, 2008 was primarily attributable to the consumption of non-stock net operating loss carryforwards, net of foreign income taxes in profitable jurisdictions where the tax rates are less than the U.S. statutory rate. The tax benefit for the three and six months ended July 1, 2007 was primarily the result of recognition of deferred tax assets to the extent of deferred tax liabilities created by the acquisition of SP Systems, net of foreign income taxes in profitable jurisdictions where the tax rates are less than the U.S. statutory rate.

Unrecognized Tax Benefits

On January 1, 2007, the Company adopted the provisions for FIN 48, which is an interpretation of SFAS No. 109, “Accounting for Income Taxes” (“SFAS No. 109”). FIN 48 prescribes a recognition threshold that a tax position is required to meet before being recognized in the financial statements and provides guidance on de-recognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition issues. FIN 48 contains a two-step approach to recognizing and measuring uncertain tax positions accounted for in accordance with SFAS No. 109. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon ultimate settlement.

The total amount of unrecognized tax benefits recorded in the Condensed Consolidated Balance Sheets at the date of adoption was approximately $1.1 million, which, if recognized, would affect the Company’s effective tax rate. The additional amount of unrecognized tax benefits accrued during the year ended December 30, 2007 was $3.1 million. A reconciliation of the beginning and ending amount of unrecognized tax benefits for the six months ended June 29, 2008 is as follows:

(In thousands)	June 29, 2008
Balance at December 30, 2007	$4,172
Additions based on tax positions related to the current period	1,569
Balance at June 29, 2008	$5,741

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

The IRS is currently conducting an audit of SP Systems’ federal income tax returns for fiscal 2005 and 2004. As of June 29, 2008, no material adjustments have been proposed by the IRS. If material tax adjustments are proposed by the IRS and acceded to by the Company, an adjustment to goodwill and income taxes payable may result.

Note 14. NET INCOME (LOSS) PER SHARE

Basic net income (loss) per share is computed using the weighted-average of the combined class A and class B common shares outstanding. Diluted net income (loss) per share is computed using the weighted-average common shares outstanding plus any potentially dilutive securities outstanding during the period using the treasury stock method, except when their effect is anti-dilutive. Potentially dilutive securities include stock options, restricted stock and senior convertible debentures.

Holders of the Company’s senior convertible debentures may, under certain circumstances at their option, convert the senior convertible debentures into cash and, if applicable, shares of the Company’s class A common stock at the applicable conversion rate, at any time on or prior to maturity (see Note 10). Pursuant to EITF 90-19, “Convertible Bonds with Issuer Option to Settle for Cash upon Conversion” (“EITF 90-19”), the senior convertible debentures are included in the calculation of diluted net income (loss) per share if their inclusion is dilutive under the treasury stock method.

The following is a summary of all outstanding anti-dilutive potential common shares:

	As of
(In thousands)	June 29, 2008	July 1, 2007
Stock options	17	142
Restricted stock	301	300

The following table sets forth the computation of basic and diluted weighted-average common shares:

	Three Months Ended		Six Months Ended
(In thousands)	June 29, 2008	July 1, 2007	June 29, 2008	July 1, 2007
Basic weighted-average common shares	79,412	75,123	79,188	74,428
Effect of dilutive securities:
Stock options	2,649	—	2,843	—
Restricted stock	361	—	329	—
Shares subject to re-vesting restrictions	410	—	406	—
February 2007 debentures	1,145	—	1,052	—
July 2007 debentures	59	—	30	—
Weighted-average common shares for diluted computation	84,036	75,123	83,848	74,428

Basic weighted-average common shares excludes 2.9 million shares of class A common stock lent to LBIE in connection with the February 2007 debentures and 1.8 million shares of class A common stock lent to CSI in connection with the July 2007 debentures (see Note 10).

Dilutive potential common shares includes approximately 1.1 million shares in each of the three and six months ended June 29, 2008 for the impact of the February 2007 debentures as the Company has experienced a substantial increase in its common stock price. Similarly, dilutive potential common shares includes approximately 59,000 shares and 30,000 shares for the three and six months ended June 29, 2008, respectively, for the impact of the July 2007 debentures. Under the treasury stock method, such senior convertible debentures will generally have a dilutive impact on net income per share if the Company’s average stock price for the period exceeds the conversion price for the senior convertible debentures.

Note 15. SEGMENT AND GEOGRAPHICAL INFORMATION

The Company operates in two business segments: systems and components. The systems segment generally represents sales directly to systems owners of engineering, procurement, construction and other services relating to solar electric power systems that integrate the Company’s solar panels and balance of systems components, as well as materials sourced from other manufacturers. The components segment primarily represents sales of the Company’s solar cells, solar panels and inverters to solar systems installers and other resellers. The Chief Operating Decision Maker (“CODM”), as defined by SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information” (“SFAS No. 131”), is the Company’s Chief Executive Officer. The CODM assesses the performance of both operating segments using information about their revenue and gross margin.

The following tables present revenue by geography and segment, gross margin by segment, revenue by significant customer and property, plant and equipment information based on geographic region. Revenue is based on the destination of the shipments. Property, plant and equipment are based on the physical location of the assets:

	Three Months Ended		Six Months Ended
(As a percentage of total revenue)	June 29, 2008	July 1, 2007	June 29, 2008	July 1, 2007
Revenue by geography:
United States	15%	37%	18%	38%
Europe:
Spain	66%	38%	60%	31%
Germany	8%	8%	8%	11%
Other	8%	15%	7%	15%
Rest of world	3%	2%	7%	5%
	100%	100%	100%	100%
Revenue by segment:
Systems	71%	60%	68%	58%
Components	29%	40%	32%	42%
	100%	100%	100%	100%
Gross margin by segment:
Systems	23%	12%	22%	16%
Components	28%	25%	24%	25%

Significant Customers:		Three Months Ended		Six Months Ended
(As a percentage of total revenue)		June 29, 2008	July 1, 2007	June 29, 2008	July 1, 2007
	Business Segment
Naturener Group	Systems	43%	*	30%	*
Sedwick Corporate, S.L.	Systems	19%	*	24%	*
SolarPack	Systems	*	34%	*	20%
MMA Renewable Ventures	Systems	*	10%	*	*
Elecnor	Systems	*	*	*	10%
Solon AG	Components	*	11%	*	11%

*           denotes less than 10% during the period

(In thousands)	June 29, 2008	December 30, 2007
Property, plant and equipment by geography:
United States	$26,556	$18,026
Philippines	425,393	359,968
Italy	20	—
	$451,969	$377,994

Note 16. SUBSEQUENT EVENTS

Florida Power & Light Project

In July 2008, SP Systems entered into an engineering, procurement and construction agreement (the “EPC Agreement”) with Florida Power and Light Company.  The EPC Agreement sets forth the material terms and conditions pursuant to which SP Systems would design and construct a solar photovoltaic plant representing approximately 25 megawatts net power in DeSoto County, Florida.  The EPC Agreement is a material revenue opportunity for SunPower on a consolidated basis.

Cypress Announced Decision to Pursue Tax-Free Distribution of the Company’s Class B Common Stock

    In July 2008, Cypress’ Board of Directors authorized management to proceed with Cypress’ plan to pursue the tax-free distribution of the class B common stock of SunPower held by Cypress, with the objective of having the transaction completed by the end of fiscal 2008, or sooner if possible. In August 2008, Cypress’ Board of Directors further authorized management to take additional steps in anticipation of the proposed spin-off and sell up to 3.0 million shares of SunPower class B common stock held by Cypress prior to the completion date of the proposed spin-off.

Emmanuel Hernandez has communicated his intent to retire as Chief Financial Officer of the Company

In July 2008, the Company announced that Emmanuel Hernandez had communicated his intent to retire as Chief Financial Officer of the Company.  Mr. Hernandez has agreed to remain fully engaged in his current role until a new Chief Financial Officer is appointed, into 2009 if needed.  Mr. Hernandez was identified in the Company’s 2008 proxy statement as one of the Company’s named executive officers.

Acquisition of Solar Sales Pty Ltd.

In July 2008, the Company completed the acquisition of Solar Sales Pty Ltd. (“Solar Sales”), a solar systems integration and product distribution company based in Australia. Solar Sales distributes components such as solar panels and inverters via a national network of 30 dealers throughout Australia, and designs, builds and commissions large-scale commercial systems. As a result of the acquisition, Solar Sales became a wholly-owned subsidiary of the Company. The acquisition is not expected to be material to the Company’s consolidated financial condition and results of operations.

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

The following information should be read in conjunction with the Condensed Consolidated Financial Statements and the accompanying Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q. Our fiscal quarters end on the Sunday closest to the end of the applicable calendar quarter. All references to fiscal periods apply to our fiscal quarters or fiscal year which end on the Sunday closest to the calendar quarter end.

Overview

We are a vertically integrated solar products and services company that designs, manufactures, markets and installs high-performance solar electric power technologies. Our solar cells and solar panels are manufactured using proprietary processes and technologies based on more than 15 years of research and development. We believe our solar cells have the highest conversion efficiency, a measurement of the amount of sunlight converted by the solar cell into electricity, of all the solar cells available for the mass market. Our solar power products are sold through our components business segment, or our components segment. In January 2007, we acquired PowerLight Corporation, or PowerLight, now known as SunPower Corporation, Systems, or SP Systems, which developed, engineered, manufactured and delivered large-scale solar power systems. These activities are now performed by our systems business segment, or our systems segment. Our solar power systems, which generate electricity, integrate solar cells and panels manufactured by us as well as other suppliers.

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

We manufacture our solar cells at our two solar cell manufacturing facilities in the Philippines. We currently operate eight cell manufacturing lines in our solar cell manufacturing facilities, with a total rated manufacturing capacity of 254 megawatts per year. By the end of 2008, we plan to operate 12 solar cell manufacturing lines with an aggregate manufacturing capacity of 414 megawatts per year. We plan to begin production as soon as the first quarter of 2010 on the first line of our third solar cell manufacturing facility in Malaysia, which is expected to have an aggregate manufacturing capacity of more than 1 gigawatt per year when completed.

We manufacture our solar panels at our solar panel assembly facility located in the Philippines. Our solar panels are also manufactured for us by a third-party subcontractor in China. We currently operate four solar panel manufacturing lines with a rated manufacturing capacity of 120 megawatts of solar panels per year. In addition, our SunPower branded inverters are manufactured for us by multiple suppliers.

Systems segment:  Our systems segment generally sells solar power systems directly to system owners and developers. When we sell a solar power system it may include services such as development, engineering, procurement of permits and equipment, construction management, access to financing, monitoring and maintenance. We believe our solar systems provide the following benefits compared with competitors’ systems:

•	superior performance delivered by maximizing energy delivery and financial return through systems technology design;

•	superior systems design to meet customer needs and reduce cost, including non-penetrating, fast roof installation technologies; and

•	superior channel breadth and delivery capability including turnkey systems.

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

We have solar power system projects completed or in the process of being completed in various countries including Germany, Italy, Portugal, South Korea, Spain and the United States. We sell distributed rooftop and ground-mounted solar power systems as well as central-station power plants. Distributed solar power systems are typically rated at more than 500 kilowatts of capacity to provide a supplemental, distributed source of electricity for a customer’s facility. Many customers choose to purchase solar electricity from our systems under a power purchase agreement with a financing company which buys the system from us. In Europe, South Korea and the United States, our products and systems are typically purchased by a financing company and operated as a central station solar power plant. These power plants are rated with capacities of approximately one to 20 megawatts, and generate electricity for sale under tariff to private and public utilities.

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

In April 2008, Cypress received a favorable ruling from the IRS with respect to certain tax issues arising under Section 355 of the Internal Revenue Code in connection with the potential tax-free spin-off to its stockholders of its ownership of SunPower class B common stock.

    In July 2008, Cypress’ Board of Directors authorized management to proceed with Cypress’ plan to pursue the tax-free distribution of the class B common stock of SunPower held by Cypress, with the objective of having the transaction completed by the end of fiscal 2008, or sooner if possible. In August 2008, Cypress’ Board of Directors further authorized management to take additional steps in anticipation of the proposed spin-off and sell up to 3.0 million shares of SunPower class B common stock held by Cypress prior to the completion date of the proposed spin-off.

As of June 29, 2008, Cypress owned approximately 44.5 million shares of class B common stock, which represented approximately 55% of the total outstanding shares of our common stock, or approximately 52% of such shares on a fully diluted basis after taking into account outstanding stock options (or 49% of such shares on a fully diluted basis after taking into account outstanding stock options and shares loaned to underwriters of our convertible indebtedness), and 90% of the voting power of our total outstanding common stock. Cypress, its successors in interest or its subsidiaries may convert their shares of class B common stock into shares of class A common stock on a one-for-one basis at any time.

Critical Accounting Policies

The Company’s critical accounting policies are disclosed in the Company’s Form 10-K for the year ended December 30, 2007 and have not changed materially as of June 29, 2008, with the exception of the following:

Fair Value of Financial Instruments: Effective December 31, 2007, we adopted the provisions of Statement of Financial Accounting Standards, or SFAS, No. 157, “Fair Value Measurements,” or SFAS No. 157, which defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Our financial assets and financial liabilities that require recognition under SFAS No. 157 include available-for-sale investments and foreign currency derivatives. In determining fair value, we use various valuation techniques, including market and income approaches to value available-for-sale investments and foreign currency derivatives. SFAS No. 157 establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the observable inputs be used when available. Observable inputs are inputs that market participants would use in pricing the asset or liability developed based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that reflect the Company’s assumptions about the assumptions market participants would use in pricing the asset or liability developed based on the best information available in the circumstances. As such, fair value is a market-based measure considered from the perspective of a market participant who holds the asset or owes the liability rather than an entity-specific measure. The hierarchy is broken down into three levels based on the reliability of inputs as follows:

•
Level 1—Valuations based on quoted prices in active markets for identical assets or liabilities that the Company has the ability to access. Since valuations are based on quoted prices that are readily and regularly available in an active market, valuation of these products does not entail a significant degree of judgment. Financial assets utilizing Level 1 inputs include money market funds.

•
Level 2—Valuations based on quoted prices in markets that are not active or for which all significant inputs are observable, directly or indirectly. Financial assets utilizing Level 2 inputs include some corporate securities, commercial paper and foreign currency forward exchange contracts.

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

Results of Operations for the Three Months and Six Months Ended June 29, 2008 and July 1, 2007

Correction of Errors Identified in our Financial Statements for the Year Ended December 30, 2007

During the preparation of our condensed consolidated financial statements for the six months ended June 29, 2008, we identified errors in our financial statements related to the year ended December 30, 2007, which resulted in $1.3 million overstatement of stock-based compensation expense. We corrected these errors in our condensed consolidated financial statements for the six months ended June 29, 2008, which resulted in a $1.3 million credit to income before income taxes and net income. The out-of-period effect is not expected to be material to estimated full-year 2008 results, and, accordingly has been recognized in accordance with APB 28, Interim Financial Reporting, paragraph 29 as the error is not material to any financial statements of prior periods.

Revenue

Revenue and the year-over-year change were as follows:

	Three Months Ended			Six Months Ended
(Dollars in thousands)	June 29, 2008	July 1, 2007	Year-over- Year Change	June 29, 2008	July 1, 2007	Year-over- Year Change
Systems revenue	$270,593	$104,037	160%	$449,444	$182,532	146%
Components revenue	112,158	69,729	61%	207,008	133,581	55%
Total revenue	$382,751	$173,766	120%	$656,452	$316,113	108%

We generate revenue from two business segments, as follows:

Systems Segment Revenue:  Our systems revenue represents sales of engineering, procurement and construction, or EPC, projects and other services relating to solar electric power systems that integrate our solar panels and balance of systems components, as well as materials sourced from other manufacturers. In the United States where customers often utilize rebate and tax credit programs in connection with projects rated one megawatt or less of capacity, we typically sell solar systems rated up to one megawatt of capacity to provide a supplemental, distributed source of electricity for a customer’s facility. In Europe, South Korea and the United States, our systems are often purchased by third-party investors as central station solar power plants, typically rated from one to 20 megawatts, which generate electricity for sale under tariff to regional and public utilities. We also sell our solar systems under materials-only sales contracts in Asia, Europe and the United States. The balance of our systems revenues are generally derived from sales to new home builders for residential applications and maintenance revenue from servicing installed solar systems.

Systems segment revenue for the three and six months ended June 29, 2008 were $270.6 million and $449.4 million, respectively, and accounted for 71% and 68%, respectively, of our total revenue. Systems segment revenue for the three and six months ended July 1, 2007 were $104.0 million and $182.5 million, respectively, and accounted for 60% and 58%, respectively, of our total revenue. Our systems segment revenue is largely dependent on the timing of revenue recognition on large construction projects and, accordingly, will fluctuate from period to period. For the three and six months ended June 29, 2008, our systems segment benefited from strong power plant scale demand in Europe, primarily in Spain, and reflected the significant completion of Spain based projects in the second quarter of fiscal 2008 before the expiration of the current feed-in tariff which is expected in September 2008.

Components Segment Revenue:  Our components revenue represents sales of our solar cells, solar panels and inverters to solar systems installers and other resellers. Factors affecting our components revenue include unit volumes of solar cells and modules produced and shipped, average selling prices, product mix, product demand and the percentage of our construction projects sourced with SunPower solar panels sold through the systems segment which reduces the inventory available to sell through our components segment. We have experienced quarter-over-quarter unit volume increases in shipments of our solar power products since we began commercial production in the fourth quarter of 2004. From fiscal 2005 through the second quarter of fiscal 2008, we have experienced increases in average selling prices for our solar power products primarily due to the strength of end-market demand and favorable currency exchange rates. Accordingly, our components segment's average selling prices were slightly higher during the three and six months ended June 29, 2008 compared to the same period of 2007. Over the next several years, we expect average selling prices for our solar power products to decline as the market becomes more competitive, as certain products mature and as manufacturers are able to lower their manufacturing costs and pass on some of the savings to their customers.

Components segment revenue for the three and six months ended June 29, 2008 were $112.2 million and $207.0 million, respectively, and accounted for 29% and 32%, respectively, of our total revenue. Components segment revenue for the three and six months ended July 1, 2007 were $69.7 million and $133.6 million, respectively, and accounted for 40% and 42%, respectively, of our total revenue. For the three and six months ended June 29, 2008, our components segment benefited from strong demand in the residential and small commercial roof-top markets through our dealer network in both Europe and the United States.

Total Revenue:  During the three and six months ended June 29, 2008, our total revenue of approximately $382.8 million and $656.5 million, respectively, represented an increase of 120% and 108%, respectively, from total revenue reported in the comparable period of 2007. The increase in total revenue during the three and six months ended June 29, 2008 compared to the same period of 2007 is attributable to the systems business segment’s installation of more than 40 megawatts for several large-scale solar power plants in Spain in the first half of 2008, the components business segment’s continued increase in the demand for our solar cells and solar panels and the continued increases in unit production and unit shipments of both solar cells and solar panels as we have expanded our solar manufacturing capacity. During the first quarter of 2007, we had four solar cell manufacturing lines in operation with annual production capacity of 108 megawatts. Since then, we began commercial production on our 5th, 6th and 7th solar cell lines during the third and fourth quarters of fiscal 2007 and 8th solar cell line during the second quarter of fiscal 2008. Lines five and six have a rated solar cell production capacity of 33 megawatts per year and lines seven and eight have a rated solar cell production capacity of 40 megawatts per year.

Concentrations:  We have six customers that each accounted for more than 10 percent of our total revenue in one or more of the three and six months ended June 29, 2008 and July 1, 2007, as follows:

Significant Customers:		Three Months Ended		Six Months Ended
(As a percentage of total revenue)		June 29, 2008	July 1, 2007	June 29, 2008	July 1, 2007
	Business Segment
Naturener Group	Systems	43%	*	30%	*
Sedwick Corporate, S.L.	Systems	19%	*	24%	*
SolarPack	Systems	*	34%	*	20%
MMA Renewable Ventures	Systems	*	10%	*	*
Elecnor	Systems	*	*	*	10%
Solon AG	Components	*	11%	*	11%

*           denotes less than 10% during the period

Effective February 6, 2008, the New York Stock Exchange, or NYSE, delisted the common stock of MuniMae, or MMA, the parent company of one of our systems segment customers, MMA Renewable Ventures, because MMA did not expect to file its audited 2006 financial statements by March 3, 2008, the deadline imposed by the NYSE. In connection with completing the restatement and filing their Annual Report on Form 10-K for the year ended December 31, 2006, MMA has disclosed that it incurred substantial accounting costs. In addition, MMA has disclosed that recent credit market disruption has negatively affected many aspects of MMA’s business. MMA Renewable Ventures accounted for less than 10% of our total revenue in the three and six months ended June 29, 2008. MMA Renewable Ventures accounted for 10% of our total revenue in the three months ended July 1, 2007 and less than 10% of our total revenue in the six months ended July 1, 2007. In the event MMA Renewable Ventures ceases to be a significant customer of ours or fails to pay us in a timely manner, it could have a significant adverse effect on our future results of operations.

International sales comprise the majority of revenue for both our systems and components segments. International sales represented approximately 85% and 82% of our total revenue for the three and six months ended June 29, 2008, respectively, as compared to 63% and 62% of our total revenue for the three and six months ended July 1, 2007, respectively, and we expect international sales to remain a significant portion of overall sales for the foreseeable future. International sales as a percentage of our total revenue increased approximately 22% and 20% for the three and six months ended June 29, 2008, respectively, compared to the same period of 2007, as our systems business segment significantly completed the construction of several large-scale solar power plants in Spain in the first half of fiscal 2008.

Cost of Revenue

Cost of revenue as a percentage of revenue and the year-over-year change were as follows:

	Three Months Ended			Six Months Ended
(Dollars in thousands)	June 29, 2008	July 1, 2007	Year-over- Year Change	June 29, 2008	July 1, 2007	Year-over- Year Change
Cost of systems revenue	$209,137	$91,518	129%	$352,350	$153,984	129%
Cost of components revenue	80,584	52,456	54%	157,752	99,912	58%
Total cost of revenue	$289,721	$143,974	101%	$510,102	$253,896	101%
Total cost of revenue as a percentage of revenue	76%	83%		78%	80%
Total gross margin percentage	24%	17%		22%	20%

Details to cost of revenue by segment and the year-over-year change were as follows:

	Systems Segment			Components Segment
	Three Months Ended			Three Months Ended
(Dollars in thousands)	June 29, 2008	July 1, 2007	Year-over- Year Change	June 29, 2008	July 1, 2007	Year-over- Year Change
Amortization of purchased intangible assets	$1,841	$5,564	(67%)	$1,066	$1,123	(5%)
Stock-based compensation	2,239	2,189	2%	2,890	1,009	186%
Factory pre-operating costs	373	345	(8%)	466	1,233	(62%)
All other cost of revenue	204,684	83,420	145%	76,162	49,091	55%
Total cost of revenue	$209,137	$91,518	129%	$80,584	$52,456	54%
Total cost of revenue as a percentage of revenue	77%	88%		72%	75%
Total gross margin percentage	23%	12%		28%	25%

	Systems Segment			Components Segment
	Six Months Ended			Six Months Ended
(Dollars in thousands)	June 29, 2008	July 1, 2007	Year-over- Year Change	June 29, 2008	July 1, 2007	Year-over- Year Change
Amortization of purchased intangible assets	$4,009	$10,510	(62%)	$2,110	$2,246	(6%)
Stock-based compensation	4,750	4,186	13%	4,093	1,262	224%
Impairment of long-lived assets	1,343	—	n.a.	4,146	—	n.a.
Factory pre-operating costs	640	530	21%	852	2,264	(62%)
All other cost of revenue	341,608	138,758	146%	146,551	94,140	56%
Total cost of revenue	$352,350	$153,984	129%	$157,752	$99,912	58%
Total cost of revenue as a percentage of revenue	78%	84%		76%	75%
Total gross margin percentage	22%	16%		24%	25%

During the three and six months ended June 29, 2008, our total cost of revenue was approximately $289.7 million and $510.1 million, respectively, which represented increases of 101% compared to total cost of revenue reported in the comparable period of 2007. The increase in total cost of revenue resulted from increased costs in all cost of revenue spending categories and corresponds with an increase of 120% and 108% in total revenue during the three and six months ended June 29, 2008, respectively, from total revenue reported in the comparable period of 2007.

As a percentage of total revenue, our total cost of revenue decreased to 76% and 78% in the three and six months ended June 29, 2008, respectively, compared to 83% and 80% for the three and six months ended July 1, 2007, respectively. This decrease in total cost of revenue as a percentage of total revenue is reflective of decreased costs of polysilicon beginning in the second quarter of fiscal 2008 and improved manufacturing economies of scale associated with markedly higher production volume. This decrease in total cost of revenue as a percentage of total revenue was partially offset by (i) one-time asset impairment charges of $5.5 million in the six months ended June 29, 2008 relating to the wind-down of our imaging detector product line and for the write-down of certain solar product manufacturing equipment which became obsolete due to new processes; (ii) a more favorable mix of business in our systems segment that benefited gross margin by approximately four percentage points during the six months ended July 1, 2007; and (iii) the $2.7 million settlement received from one of our suppliers in the components segment during the six months ended July 1, 2007 in connection with defective materials sold to us during 2006 that was reflected as a reduction to total cost of revenue.

Systems Segment:  Our cost of systems revenue consists primarily of solar panels, mounting systems, inverters and subcontractor costs. Other factors contributing to cost of revenue include amortization of intangible assets, depreciation, provisions for warranty, salaries, personnel-related costs, freight, royalties and manufacturing supplies associated with contracting revenues. The cost of solar panels is the single largest cost element in our cost of systems revenue. We expect our cost of systems revenue to fluctuate as a percentage of revenue depending on many factors such as the cost of solar panels, the cost of inverters, subcontractor costs, freight costs and other project related costs. In particular, our systems segment generally experiences higher gross margin on construction projects that utilize SunPower solar panels compared to construction projects that utilize solar panels purchased from third parties. For the three and six months ended June 29, 2008, gross margin for the systems segment was $61.5 million and $97.1 million, respectively, or 23% and 22% of systems segment revenue, respectively. Gross margin for the systems segment was $12.5 million and $28.5 million for the three and six months ended July 1, 2007, respectively, or 12% and 16% of systems segment revenue, respectively. Gross margin in our systems segment increased eleven percentile points in the three months ended June 29, 2008 as compared to the three months ended July, 2007 and six percentile points in the six months ended June 29, 2008 as compared to the six months ended July, 2007 due to higher percentage of SunPower solar panels used in its projects as well as cost savings we realized from more efficient field implementation of our systems trackers.

Our systems segment sourced approximately 61% and 52% of its solar panel installations with SunPower products in the three and six months ended June 29, 2008, respectively, compared to 21% and 28% for the three and six months ended July 1, 2007, respectively. We expect that our systems segment will continue to source more than 50% of its projects with SunPower solar panels during the second half of fiscal 2008. Our cost of systems revenue will also fluctuate from period to period due to the mix of projects completed and recognized as revenue, in particular between large projects and large commercial installation projects that may or may not include SunPower solar panels. Our gross profit each quarter is affected by a number of factors, including the types of projects in process and their various stages of completion, the gross margins estimated for those projects in progress and the actual system group department overhead costs. Historically, revenues from materials-only sales contracts generate a higher gross margin percentage for our systems segment than revenue generated from turnkey contracts which generate higher revenue per watt from providing both materials as well as engineering, procurement and construction management services.

In connection with the acquisition of SP Systems in January 2007, there were $79.5 million of identifiable purchased intangible assets, of which $56.8 million was being amortized to cost of systems revenue on a straight-line basis over periods ranging from one to five years. As a result of our new branding strategy, during the quarter ended July 1, 2007, the PowerLight tradename asset with a net book value of $14.1 million was written off as an impairment of acquisition-related intangible assets. As such, the remaining balance of $41.2 million relating to purchased patents, technology and backlog will be amortized to cost of systems revenue on a straight-line basis over periods ranging from one to four years.

Almost all of our systems segment construction contracts are fixed price contracts. However, we have in several instances obtained change orders that reimburse us for additional unexpected costs due to various reasons. The systems segment also has long-term agreements for solar cell and panel purchases with several major solar panel manufacturers, some with liquidated damages and/or take-or pay-type arrangements. An increase in project costs, including solar panel, inverter and subcontractor costs, over the term of a construction contract could have a negative impact on our systems segment’s overall gross profit. Our systems segment gross profit may also be impacted by certain adjustments for inventory reserves. We are seeking to improve gross profit over time as we implement cost reduction efforts, improve manufacturing processes, and seek better and less expensive materials globally, as we grow the business to attain economies of scale on fixed costs. Any increase in gross profit based on these items, however, could be partially or completely offset by increased raw material costs or our inability to increase revenues in line with expectations, and other competitive pressures on gross margin.

Components Segment:  Our cost of components revenue consists primarily of silicon ingots and wafers used in the production of solar cells, along with other materials such as chemicals and gases that are needed to transform silicon wafers into solar cells. Other factors contributing to cost of revenue include amortization of intangible assets, depreciation, provisions for estimated warranty, salaries, personnel-related costs, facilities expenses and manufacturing supplies associated with solar cell fabrication as well as factory pre-operating costs associated with our new solar cell manufacturing facility and solar panel assembly facility. Such pre-operating costs included compensation and training costs for factory workers as well as utilities and consumable materials associated with preproduction activities. For our solar panels, our cost of revenue includes the cost of solar cells and raw materials such as glass, frame, backing and other materials, as well as the assembly costs we pay to our third-party subcontractor in China. Additionally, within our own solar panel assembly facility in the Philippines we incur personnel-related costs, depreciation, utilities and other occupancy costs.

On November 9, 2004, Cypress completed a reverse triangular merger with us in which each share of our then outstanding capital stock not owned by Cypress was valued at $3.30 per share and exchanged for an equivalent number of shares of Cypress common stock. This merger effectively gave Cypress 100% ownership of all of our then outstanding shares of capital stock but left our unexercised warrants and options outstanding. As a result of that transaction, we were required to record Cypress’ cost of acquiring us in our financial statements, including its equity investment and pro rata share of our losses by recording intangible assets, including purchased technology, patents, trademarks and a distribution agreement. The fair value for these intangibles is being amortized as an element of cost of components revenue over two to six years on a straight-line basis.

Our components segment gross profit each quarter is affected by a number of factors, including average selling prices for our products, our product mix, our actual manufacturing costs, the utilization rate of our solar cell manufacturing facility and changes in amortization of intangible assets. To date, demand for our solar power products has been robust and our production output has increased allowing us to spread a significant amount of our fixed costs over relatively high production volume, thereby reducing our per unit fixed cost. Our solar panel assembly facility began production in the first quarter of 2007 and our second solar cell manufacturing facility began production in the third quarter of 2007. We currently operate eight solar cell manufacturing lines with total production capacity of 254 megawatts per year with the 5th, 6th, 7th and 8th lines located in our second building in the Philippines that is expected to eventually house 12 solar cell production lines with a total factory output capacity of 466 megawatts per year. As we build additional manufacturing lines or facilities, our fixed costs will increase, and the overall utilization rate of our solar cell manufacturing and solar panel assembly facilities could decline, which could negatively impact our gross profit. This decline may continue until a line’s manufacturing output reaches its rated practical capacity.

Gross margin for the components segment was $31.6 million and $49.3 million for the three and six months ended June 29, 2008, respectively, or 28% and 24% of components segment revenue, respectively. Gross margin for the components segment was $17.3 million and $33.7 million for the three and six months ended July 1, 2007, respectively, or 25% of components segment revenue for each of the three and six months ended July 1, 2007, respectively. Gross margin in our components segment increased three percentile points in the three months ended June 29, 2008 as compared to the three months ended July, 2007 due to lower polysilicon costs, sequential growth in volume and modestly higher average selling prices. Gross margin in our components segment decreased one percentile point in the six months ended June 29, 2008 as compared to the six months ended July, 2007 due to increasing costs of raw materials through the first quarter ended March 30, 2008 and one-time asset impairment charges of $5.5 million incurred in the first quarter ended March 30, 2008.

From time to time, we enter into agreements whereby the selling price for certain of our solar power products is fixed over a defined period. An increase in our manufacturing costs over such a defined period could have a negative impact on our overall gross profit. Our gross profit may also be impacted by fluctuations in manufacturing yield rates and certain adjustments for inventory reserves. We expect our gross profit to increase over time as we improve our manufacturing processes and as we grow our business and leverage certain of our fixed costs. An expected increase in gross profit based on manufacturing efficiencies, however, could be partially or completely offset by increased raw material costs or decreased revenue.

Research and Development

Research and development expense as a percentage of revenue and the year-over-year change were as follows:

	Three Months Ended			Six Months Ended
(Dollars in thousands)	June 29, 2008	July 1, 2007	Year-over- Year Change	June 29, 2008	July 1, 2007	Year-over- Year Change
Research & development	$4,813	$2,821	71%	$9,455	$5,757	64%
Research & development as a percentage of revenue	1%	2%		1%	2%

During the three and six months ended June 29, 2008, our research and development expense was $4.8 million and $9.5 million, respectively, which represents an increase of 71% and 64%, respectively, from research and development expense reported in the comparable period of fiscal 2007. Research and development expense consists primarily of salaries and related personnel costs, depreciation and the cost of solar cell and solar panel materials and services used for the development of products, including experiment and testing. The increase in research and development spending during the three and six months ended June 29, 2008 compared to the same period of fiscal 2007 resulted primarily from: (i) increases in salaries, benefits and stock-based compensation costs as a result of increased headcount; and (ii) additional material and equipment costs incurred for the development of our next generation of more efficient solar cells and thinner polysilicon wafers for solar cell manufacturing, as well as development of new processes to automate solar panel assembly operations. These increases were partially offset by a decrease in consulting service fees as well as by cost reimbursements received from various government entities in the United States.

Research and development expense is reported net of any funding received under contracts with governmental agencies because such contracts are considered collaborative arrangements. In the third quarter of 2007, we signed a Solar America Initiative agreement with the U.S. Department of Energy in which we were awarded $8.5 million in the first budgetary period. Total funding for the three-year effort is estimated to be $24.7 million. Our cost share requirement under this program, including lower-tier subcontract awards, is anticipated to be $27.9 million. Subject to final negotiations and settlement with the government agencies involved, our existing governmental contracts are expected to offset approximately $7.0 million to $10.0 million of our research and development expense in each of 2007, 2008 and 2009. This contract replaced our three-year cost-sharing research and development project with the National Renewable Energy Laboratory, entered into in March 2005, to fund up to $3.0 million or half of the project costs to design the our next generation solar panels. Funding from government contracts offset our research and development expense by approximately $2.0 million and $3.7 million in the three and six months ended June 29, 2008, respectively, as compared to approximately $0.8 million and $1.0 million in the three and six months ended July 1, 2007, respectively.

As a percentage of total revenue, research and development expense decreased to 1% in each of the three and six months ended June 29, 2008, respectively, compared to 2% in each of the three and six months ended July 1, 2007, respectively, because these expenses increased at a substantially lower rate than the rate of growth in our revenue. We expect our research and development expense to continually increase in absolute dollars as we continue to develop new processes to further improve the conversion efficiency of our solar cells and reduce their manufacturing cost, and as we develop new products to diversify our product offerings.

Sales, General and Administrative

Sales, general and administrative expense as a percentage of revenue and the year-over-year change were as follows:

	Three Months Ended			Six Months Ended
(Dollars in thousands)	June 29, 2008	July 1, 2007	Year-over- Year Change	June 29, 2008	July 1, 2007	Year-over- Year Change
Sales, general & administrative	$43,208	$26,109	65%	$77,066	$48,480	59%
Sales, general & administrative as a percentage of revenue	11%	15%		12%	15%

During the three and six months ended June 29, 2008, our sales, general and administrative expense was $43.2 million and $77.1 million, respectively, which represents an increase of 65% and 59%, respectively, from sales, general and administrative expense reported in the comparable period of fiscal 2007. Sales, general and administrative expense for our business consists primarily of salaries and related personnel costs, professional fees, insurance and other selling and marketing expenses. The increase in our sales, general and administrative expense during the three and six months ended June 29, 2008 compared to the same period of fiscal 2007 resulted primarily from higher spending in all areas of sales, marketing, finance and information technology to support the growth of our business, particularly increased headcount and payroll related expenses, including stock-based compensation, as well as increased expenses associated with deployment of a new enterprise resource planning system, legal and accounting services. During the three and six months ended June 29, 2008, stock-based compensation included in our sales, general and administrative expense was approximately $12.5 million and $22.5 million, respectively, as compared to approximately $9.7 million and $17.5 million in the three and six months ended July 1, 2007, respectively. Also contributing to our increased sales, general and administrative expense in the three and six months ended June 29, 2008 compared to the same period of 2007 are substantial increases in headcount and sales and marketing spending to expand our value added reseller channel primarily in Europe and global branding initiatives.

As a percentage of total revenue, sales, general and administrative expense decreased to 11% and 12% in the three and six months ended June 29, 2008, respectively, compared to 15% in each of the three and six months ended July 1, 2007, respectively, because these expenses increased at a substantially lower rate than the rate of growth in our revenue. We expect our sales, general and administrative expense to increase in absolute dollars as we expand our sales and marketing efforts, hire additional personnel and improve our information technology infrastructure to support our growth. However, assuming our revenue increases as we expect, over time we anticipate that our sales, general and administrative expense will continue to decrease as a percentage of revenue.

Purchased In-Process Research and Development, or IPR&D

Purchased in-process research and development expense as a percentage of revenue and the year-over-year change were as follows:

	Three Months Ended			Six Months Ended
(Dollars in thousands)	June 29, 2008	July 1, 2007	Year-over- Year Change	June 29, 2008	July 1, 2007	Year-over- Year Change
Purchased in-process research and development	$—	$—	n.a.	$—	$9,575	n.a.
Purchased in-process research and development as a percentage of revenue	n.a.	n.a.		n.a.	3%

For the six months ended July 1, 2007, we recorded an IPR&D charge of $9.6 million in connection with the acquisition of SP Systems in January 2007, as technological feasibility associated with the IPR&D projects had not been established and no alternative future use existed. No in-process research and development expense was recorded for the six months ended June 29, 2008.

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

	Stage of Completion	Total Cost Incurred to Date	Total Remaining Costs
Design Automation Tool
As of January 10, 2007 (acquisition date)	8%	$0.2 million	$2.4 million
As of June 29, 2008	100%	$1.4 million	$—

Tracking System and Other
As of January 10, 2007 (acquisition date)	25%	$0.2 million	$0.6 million
As of June 29, 2008	100%	$0.8 million	$—

Status of IPR&D Projects:

At the close of the first quarter in fiscal 2008, the first release of the design automation tool software was deployed to production. As of June 29, 2008, we have incurred total project costs of $1.4 million, of which $1.2 million was incurred after the acquisition, and total costs to complete the project was $1.2 million less than the original estimate of $2.6 million. We completed the design automation tool project approximately two years and three quarters earlier than the original estimated completion date of December 2010.

We completed the tracking systems project in June 2007 and incurred total project costs of $0.8 million, of which $0.6 million was incurred after the acquisition. Both the actual completion date and the total projects costs were in line with the original estimates.

Impairment of Acquisition-Related Intangible Assets

Impairment of acquisition-related intangible assets as a percentage of revenue and the year-over-year change were as follows:

	Three Months Ended			Six Months Ended
(Dollars in thousands)	June 29, 2008	July 1, 2007	Year-over- Year Change	June 29, 2008	July 1, 2007	Year-over- Year Change
Impairment of acquisition-related intangible assets	$—	$14,068	n.a.	$—	$14,068	n.a.
Impairment of acquisition-related intangible assets as a percentage of revenue	n.a.	8%		n.a.	4%

During the three and six months ended July 1, 2007, we recognized a charge for the impairment of acquisition-related intangible assets of $14.1 million. In June 2007, we changed our branding strategy and consolidated all of our product and service offerings under the SunPower tradename. To reinforce the new branding strategy, we formally changed the name of PowerLight to SunPower Corporation, Systems. The fair value of PowerLight tradenames was valued at $15.5 million at the date of acquisition and ascribed a useful life of 5 years. The determination of the fair value and useful life of the tradename was based on our previous strategy of continuing to market our systems products and services under the PowerLight brand. As a result of the change in our branding strategy, during the quarter ended July 1, 2007, the net book value of the PowerLight tradename of $14.1 million was written off as an impairment of acquisition-related intangible assets. As a percentage of revenues, impairment of acquisition related intangible assets was 8% and 4% in the three and six months ended July 1, 2007.

Other Income (Expense), Net

Interest income, interest expense, and other, net as a percentage of revenue and the year-over-year change were as follows:

	Three Months Ended			Six Months Ended
(Dollars in thousands)	June 29, 2008	July 1, 2007	Year-over- Year Change	June 29, 2008	July 1, 2007	Year-over- Year Change
Interest income	$2,289	$2,196	4%	$6,436	$4,180	54%
Interest income as a percentage of revenue	1%	1%		1%	1%
Interest expense	$1,411	$1,085	30%	$2,875	$2,204	30%
Interest expense as a percentage of revenue	—%	1%		—%	1%
Other, net	$(2,240)	$(517)	(333%)	$(1,953)	$(243)	(704%)
Other, net as a percentage of revenue	1%	—%		—%	—%

Interest income during the three and six months ended June 29, 2008 and July 1, 2007, primarily represents interest income earned on our cash, cash equivalents, restricted cash and investments during these periods. The increase in interest income of 4% and 54% during the three and six months ended June 29, 2008, respectively, compared to the same period of 2007, is primarily the effect of interest earned on $581.5 million in net proceeds from our class A common stock and convertible debenture offerings in February and July 2007.

Interest expense during the three and six months ended June 29, 2008 and July 1, 2007 relates to interest due on customer advance payments and convertible debt. The increase in our interest expense of 30% in each of the three and six months ended June 29, 2008, respectively, compared to the same period of 2007, is primarily due to interest related to the aggregate of $425.0 million in convertible debentures issued in February and July 2007. Our convertible debt was used in part to fund our capital expenditures for our manufacturing capacity expansion.

In May 2008, the Financial Accounting Standards Board, or FASB, issued FASB Staff Position, or FSP, APB 14-1, which clarifies the accounting for convertible debt instruments that may be settled in cash upon conversion. FSP APB 14-1 significantly impacts the accounting for our convertible debt by requiring us to separately account for the liability and equity components of the convertible debt in a manner that reflects interest expense equal to our non-convertible debt borrowing rate. FSP APB 14-1 may result in significantly higher non-cash interest expense on our convertible debt. FSP APB 14-1 is effective for fiscal years and interim periods beginning after December 15, 2008, and retrospective application will be required for all periods presented.

The following table summarizes the components of other, net:

	Three Months Ended		Six Months Ended
(Dollars in thousands)	June 29, 2008	July 1, 2007	June 29, 2008	July 1, 2007
Write-off of unamortized debt issuance costs	$—	$—	$(972)	$—
Amortization of debt issuance costs	—	(302)	—	(479)
Share in net income of joint venture	1,330	—	1,874	—
Gain (loss) on derivatives and foreign exchange	(3,584)	(282)	(2,828)	169
Other income (expense), net	14	67	(27)	67
Total other, net	$(2,240)	$(517)	$(1,953)	$(243)

Other, net during the three and six months ended June 29, 2008 consists primarily of losses from derivatives and foreign exchange and the write-off of unamortized debt issuance costs as a result of the market price conversion trigger on our senior convertible debentures being met in December 2007, offset slightly by our share in the net income of Woongjin Energy Co., Ltd, a joint venture. Other, net during the three and six months ended July 1, 2007 consists primarily of amortization of debt issuance costs and gains (losses) from derivatives and foreign exchange.

Historically through December 30, 2007, intercompany accounts payable denominated in U.S. dollars and held by our Euro functional currency entities were not expected to be settled in the foreseeable future.  In accordance with SFAS No. 52, “Foreign Currency Translation,” or SFAS No. 52, gains and losses on the foreign currency translation of the intercompany accounts payable were recorded in accumulated other comprehensive income (loss) in stockholders’ equity in the Condensed Consolidated Balance Sheets. Beginning in the first quarter of fiscal 2008, management has determined that intercompany accounts payable denominated in U.S. dollars and held by our Euro functional currency entities will be settled within the foreseeable future as a result of our new intercompany agreements. Therefore, gains and losses on the foreign currency translation of the intercompany accounts payable will be recognized as a component of other, net in the Condensed Consolidated Statements of Operations.

Income Taxes

Income tax provision (benefit) as a percentage of revenue and the year-over-year change were as follows:

	Three Months Ended			Six Months Ended
(Dollars in thousands)	June 29, 2008	July 1, 2007	Year-over- Year Change	June 29, 2008	July 1, 2007	Year-over- Year Change
Income tax provision (benefit)	$15,039	$(7,267)	(307%)	$20,072	$(9,825)	(304%)
Income tax provision (benefit) as a percentage of revenue	39%	(4)%		31%	(3)%

In the three and six months ended June 29, 2008, our income tax expense was provided primarily for foreign income taxes in certain jurisdictions where our operations are profitable. The Company’s interim period tax provision is estimated based on the expected annual worldwide tax rate and takes into account the tax effect of discrete items. In the three and six months ended July 1, 2007, our income tax benefit was primarily the result of recognition of deferred tax assets to the extent of deferred tax liabilities created by the acquisition of SP Systems in January 2007, net of foreign income taxes in profitable jurisdictions where the tax rates are less than the U.S. statutory rate.

For financial reporting purposes, income tax expense and deferred income tax balances were calculated as if we were a separate entity and had prepared our own separate tax return. Deferred tax assets and liabilities are recognized for temporary differences between financial statement and income tax bases of assets and liabilities. We recorded a valuation allowance to the extent our net deferred tax asset on all items except comprehensive income exceeded our net deferred tax liability. We expect it is more likely than not that we will not realize our net deferred tax asset as of June 29, 2008. In assessing the need for a valuation allowance, we consider historical levels of income, expectations and risks associated with the estimates of future taxable income and ongoing prudent and feasible tax planning strategies. In the event we determine that we would be able to realize additional deferred tax assets in the future in excess of the net recorded amount, or if we subsequently determine that realization of an amount previously recorded is unlikely, we would record an adjustment to the deferred tax asset valuation allowance, which would change income in the period of adjustment.

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

Cash Flows

A summary of the sources and uses of cash and cash equivalents is as follows:

	Six Months Ended
(In thousands)	June 29, 2008	July 1, 2007
Net cash used in operating activities	$(39,372)	$(903)
Net cash used in investing activities	(76,187)	(210,578)
Net cash provided by financing activities	12,780	195,376
Effect of exchange rate changes on cash and cash equivalents	7,107	861
Net decrease in cash and cash equivalents	$(95,672)	$(15,244)

Operating Activities

Net cash used in operating activities of $39.4 million for the six months ended June 29, 2008 was primarily the result of decreases in billings in excess of costs and estimated earnings of $38.9 million related to contractual timing of system project billings, increases in costs and estimated earnings in excess of billings of $10.1 million also related to contractual timing of system project billings, as well as increases in accounts receivable of $103.1 million, inventories of $53.0 million, prepaid expenses and other assets of $25.0 million and deferred project costs of $14.8 million. These items were partially offset by net income of $41.4 million, plus non-cash charges totaling $69.9 million for depreciation, impairment of long-lived assets, amortization, write-off of debt issuance costs and stock-based compensation expense, less non-cash income of $1.9 million for our equity share in net income of joint venture. In addition, these items were offset by increases in accounts payable and other accrued liabilities of $81.8 million and other changes in operating assets and liabilities totaling $14.3 million. The significant increases in substantially all of our current assets and current liabilities resulted from our substantial revenue increase in the six months ended June 29, 2008 compared to previous quarters which impacted net income and working capital.

Net cash used in operating activities of $0.9 million for the six months ended July 1, 2007 was primarily the result of increases in inventories of $49.4 million, advances to suppliers of $15.6 million, costs and estimated earnings in excess of billings of $14.3 million and other changes in operating assets and liabilities totaling $9.4 million. These items were partially offset by net loss of $4.1 million, plus non-cash charges totaling $74.0 million for depreciation, amortization, impairment of acquisition-related intangibles, purchased in-process research and development expense and stock-based compensation expense. In addition, these items were offset by increases in accounts payable and other accrued liabilities of $17.9 million. The significant increases in substantially all of our current assets and current liabilities resulted from the acquisition of SP Systems in January 2007, as well as our substantial revenue increase in the six months ended July 1, 2007 compared to previous quarters which impacted net income and working capital.

Investing Activities

Net cash used in investing activities was $76.2 million for the six months ended June 29, 2008, which primarily relates to capital expenditures of $95.1 million incurred during the six months ended June 29, 2008. Capital expenditures were mainly associated with manufacturing capacity expansion in the Philippines. Although the timing of our capital expansion plans may shift depending on many factors, we currently expect fiscal 2008 capital expenditures to be approximately $300.0 million, primarily related to continued expansion of our manufacturing capacity. Also during the six months ended June 29, 2008, (i) restricted cash increased by $16.0 million for additional collateral securing outstanding indebtedness to Wells Fargo related to the letter of credit line, to secure advance payments received from customers; (ii) we paid cash of $13.5 million for the acquisition of SunPower Italia, net of cash acquired; and (iii) we invested an additional $22.6 million in joint ventures and other private companies. Cash used in investing activities was partially offset by $71.0 million in proceeds received from the sales of available-for-sale securities, net of available-for-sale securities purchased during the period.

Net cash used in investing activities was $210.6 million for the six months ended July 1, 2007, which primarily relates to (i) capital expenditures of $107.6 million; (ii) cash paid of $98.6 million for the acquisition of SP Systems, net of cash acquired; and (iii) purchases of available-for-sale securities totaling $9.1 million, net of proceeds received from sales of available-for-sale securities during the period. Cash used in investing activities was partially offset by $4.7 million decrease in restricted cash.

Financing Activities

Net cash provided by financing activities for the six months ended June 29, 2008 reflects proceeds received of $2.3 million from stock option exercises and excess tax benefits totaling $14.6 million from the exercise of stock options, partially offset by cash paid of $4.2 million for treasury stock purchases that were used to pay withholding taxes on vested restricted stock. Net cash provided by financing activities for the six months ended July 1, 2007 primarily reflects $194.0 million in net proceeds from the issuance of $200.0 million in principal amount of 1.25% senior convertible debentures in February 2007. Also during the six months ended July 1, 2007, we paid $3.6 million on an outstanding line of credit and received $5.0 million in proceeds from stock option exercises.

Revision of Statement of Cash Flow Presentation Related to Purchases of Property, Plant and Equipment

We have corrected our Condensed Consolidated Statements of Cash Flows for the six months ended July 1, 2007 to exclude the impact of purchases of property, plant and equipment that remain unpaid and as such are included in “accounts payable and other accrued liabilities” at the end of the reporting period. Historically, changes in “accounts payable and other accrued liabilities” related to such purchases were included in cash flows from operations, while the investing activity caption "Purchase of property, plant and equipment" included these purchases. As these unpaid purchases do not reflect cash transactions, we have revised our cash flow presentations to exclude them. The correction resulted in a decrease to the previously reported amount of cash used for operating activities of $3.7 million in the six months ended July 1, 2007, resulting from a reduction in the amount of cash used from the change in accounts payable and other accrued liabilities in that period. The corresponding correction in the investing section was to increase cash used for investing activities by $3.7 million in the six months ended July 1, 2007, as a result of the increase in the amount of cash used for purchases of property, plant and equipment in that period. These corrections had no impact on our previously reported results of operations, working capital or stockholders’ equity. We concluded that these corrections were not material to any of our previously issued condensed consolidated financial statements, based on SEC Staff Accounting Bulletin No. 99-Materiality.

Debt and Credit Sources

In July 2007, we entered into a credit agreement with Wells Fargo Bank, National Association, or Wells Fargo, that was amended from time to time, providing for a $50.0 million unsecured revolving credit line, with a $50.0 million unsecured letter of credit subfeature, and a separate $150.0 million secured letter of credit facility as of June 29, 2008. We may borrow up to $50.0 million and request that Wells Fargo issue up to $50.0 million in letters of credit under the unsecured letter of credit subfeature through April 4, 2009. Letters of credit issued under the subfeature reduce our borrowing capacity under the revolving credit line. Additionally, we may request that Wells Fargo issue up to $150.0 million in letters of credit under the secured letter of credit facility through July 31, 2012. As detailed in the agreement, we will pay interest on outstanding borrowings and a fee for outstanding letters of credit. At any time, we can prepay outstanding loans. All borrowings must be repaid by April 4, 2009, and all letters of credit issued under the unsecured letter of credit subfeature expire on or before April 4, 2009 unless we provide by such date collateral in the form of cash or cash equivalents in the aggregate amount available to be drawn under letters of credit outstanding at such time. All letters of credit issued under the secured letter of credit facility expire no later than July 31, 2012. We concurrently entered into a security agreement with Wells Fargo, granting a security interest in a securities account and deposit account to secure our obligations in connection with any letters of credit that might be issued under the credit agreement. In connection with the credit agreement, SunPower North America, Inc., our wholly-owned subsidiary, SP Systems, an indirect wholly-owned subsidiary of ours, and SunPower Systems SA, another indirect wholly-owned subsidiary of the Company, entered into an associated continuing guaranty with Wells Fargo. The terms of the credit agreement include certain conditions to borrowings, representations and covenants, and events of default customary for financing transactions of this type.

As of June 29, 2008 and December 30, 2007, 6 letters of credit totaling $41.5 million and 4 letters of credit totaling $32.0 million, respectively, were issued by Wells Fargo under the unsecured letter of credit subfeature. In addition, 22 letters of credit totaling $63.8 million and 8 letters of credit totaling $47.9 million, were issued by Wells Fargo under the secured letter of credit facility as of June 29, 2008 and December 30, 2007, respectively. On June 29, 2008 and December 30, 2007, cash available to be borrowed under the unsecured revolving credit line was $8.5 million and $18.0 million, respectively, and includes letter of credit capacities available to be issued by Wells Fargo under the unsecured letter of credit subfeature of $8.5 million and $8.0 million, respectively. Letters of credit available under the secured letter of credit facility at June 29, 2008 and December 30, 2007 totaled $86.2 million and $2.1 million, respectively.

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

Liquidity

For the year ended December 30, 2007, the closing price of our class A common stock equaled or exceeded 125% of the $56.75 per share initial effective conversion price governing the February 2007 debentures and the closing price of our class A common stock equaled or exceeded 125% of the $82.24 per share initial effective conversion price governing the July 2007 debentures, for 20 out of 30 consecutive trading days ending on December 30, 2007, thus satisfying the market price conversion trigger pursuant to the terms of the debentures. As of the first trading day of the first quarter in fiscal 2008, holders of the February

2007 debentures and July 2007 debentures were able to exercise their right to convert the debentures any day in that fiscal quarter. Therefore, since holders of the February 2007 debentures and July 2007 debentures were able to exercise their right to convert the debentures in the first quarter of fiscal 2008, we classified the $425.0 million in aggregate convertible debt as short-term debt in our Condensed Consolidated Balance Sheets as of December 30, 2007. In addition, we wrote off $8.2 million and $1.0 million of unamortized debt issuance costs in the fourth fiscal quarter of 2007 and first fiscal quarter of 2008, respectively. No holders of the February 2007 debentures and July 2007 debentures exercised their right to convert the debentures in the first quarter of fiscal 2008.

For the quarter ended June 29, 2008, the closing price of our class A common stock equaled or exceeded 125% of the $56.75 per share initial effective conversion price governing the February 2007 debentures for 20 out of 30 consecutive trading days ending on June 29, 2008, thus satisfying the market price conversion trigger pursuant to the terms of the February 2007 debentures. As of the first trading day of the third quarter in fiscal 2008, holders of the February 2007 debentures are able to exercise their right to convert the debentures any day in that fiscal quarter. Therefore, since holders of the February 2007 debentures are able to exercise their right to convert the debentures in the third quarter of fiscal 2008, we classified the $200.0 million in aggregate convertible debt as short-term debt in our Condensed Consolidated Balance Sheets as of June 29, 2008.

Because the closing stock price did not equal or exceed 125% of the initial effective conversion price governing the July 2007 debentures for 20 out of 30 consecutive trading days during the quarter ended June 29, 2008, holders of the debentures did not have the right to convert the debentures, based on the market price conversion trigger, any day in the third fiscal quarter beginning on June 30, 2008. Accordingly, we re-classified the $225.0 million in aggregate convertible debt from short-term debt to long-term debt in our Condensed Consolidated Balance Sheets as of June 29, 2008. This test is repeated each fiscal quarter; therefore, if the market price conversion trigger is satisfied in a subsequent quarter, the debentures may again be re-classified as short-term debt.

 As of June 29, 2008, we had cash and cash equivalents of $189.5 million as compared to $285.2 million as of December 30, 2007. In addition, we had short-term investments and long-term investments of $37.2 million and $25.1 million as of June 29, 2008, respectively, as compared to $105.4 million and $29.1 million as of December 30, 2007, respectively. Of these investments, we held five auction rate securities totaling $25.1 million as of June 29, 2008 as compared to ten auction rate securities totaling $50.8 million as of December 30, 2007. These auction rate securities are typically over collateralized and secured by pools of student loans originated under the Federal Family Education Loan Program, or FFELP, and are guaranteed by the U.S. Department of Education, and insured. In addition, all auction rate securities held are rated by one or more of the Nationally Recognized Statistical Rating Organizations, or NRSROs, as triple-A. Beginning in February 2008, the auction rate securities market experienced a significant increase in the number of failed auctions, resulting from a lack of liquidity, which occurs when sell orders exceed buy orders, and does not necessarily signify a default by the issuer. As of August 8, 2008, all auction rate securities invested in at June 29, 2008 had failed to clear at auctions. For failed auctions, we continue to earn interest on these investments at the maximum contractual rate as the issuer is obligated under contractual terms to pay penalty rates should auctions fail. Historically, failed auctions have rarely occurred, however, such failures could continue to occur in the future. In the event we need to access these funds, we will not be able to do so until a future auction is successful, the issuer redeems the securities, a buyer is found outside of the auction process or the securities mature. Accordingly, auction rate securities at June 29, 2008 and December 30, 2007 that were not sold in a subsequent period totaling $25.1 million and $29.1 million, respectively, are classified as long-term investments on the Condensed Consolidated Balance Sheets, because they are not expected to be used to fund current operations and consistent with the stated contractual maturities of the securities.

In the second quarter of fiscal 2008, we sold auction rate securities with a carrying value of $12.5 million for their stated par value of $13.0 million. We have concluded that no other-than-temporary impairment losses occurred in the three and six months ended June 29, 2008 because the lack of liquidity in the market for auction rate securities is considered temporary in nature. If it is determined that the fair value of these securities is other-than-temporarily impaired, we would record a loss in our Condensed Consolidated Statements of Operations in the third quarter of 2008, which could be material.

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

Contractual Obligations

The following summarizes our contractual obligations at June 29, 2008:

	Payments Due by Period
(In thousands)	Total	2008 (remaining 6 months)	2009 – 2010	2011 – 2012	Beyond 2012
Obligation to Cypress	$5,409	$5,409	$—	$—	$—
Customer advances	75,005	16,288	26,717	16,000	16,000
Interest on customer advances	1,983	686	1,297	—	—
Convertible debt	425,000	—	—	—	425,000
Interest on convertible debt	78,759	2,094	8,375	8,375	59,915
Lease commitments	43,868	2,547	9,983	6,687	24,651
Utility obligations	750	—	—	—	750
Royalty obligations	272	272	—	—	—
Non-cancelable purchase orders	155,186	152,352	2,834	—	—
Purchase commitments under agreements	3,534,500	150,109	963,811	888,365	1,532,215
Total	$4,320,732	$329,757	$1,013,017	$919,427	$2,058,531

Customer advances and interest on customer advances relate to advance payments received from customers for future purchases of solar power products or supplies. Convertible debt and interest on convertible debt relate to the aggregate of $425.0 million in principal amount of our senior convertible debentures. For the purpose of the table above, we assume that (1) no holders of the February 2007 debentures will exercise their right to convert the debentures as a result of the market price conversion trigger being met in the second quarter of fiscal 2008 and (2) all holders of the convertible debt will hold the debentures through the date of maturity in fiscal 2027 and upon redemption, the values of the convertible debt are equal to the aggregate principal amount of $425.0 million with no premiums. Lease commitments primarily relate to our 5-year lease agreement with Cypress for our headquarters in San Jose, California, an 11-year lease agreement with an unaffiliated third party for our administrative, research and development offices in Richmond, California, a 5-year lease agreement with an unaffiliated third party for a solar panel assembly facility in the Philippines and other leases for various office space. Utility obligations relate to our 11-year lease agreement with an unaffiliated third party for our administrative, research and development offices in Richmond, California. Royalty obligations result from several of the systems segment government awards and existing agreements. Non-cancelable purchase orders relate to purchase commitments for equipment and building improvements for our solar cell manufacturing and solar panel assembly facilities. Purchase commitments under agreements relate to arrangements entered into with suppliers of polysilicon, ingots, wafers, solar cells and solar modules as well as agreements to purchase solar renewable energy certificates from solar installation owners in New Jersey. These agreements specify future quantities and pricing of products to be supplied by the vendors for periods up to 12 years and there are certain consequences, such as forfeiture of advanced deposits and liquidated damages relating to previous purchases, in the event that we terminate the arrangements.

As of June 29, 2008 and December 30, 2007, total liabilities associated with FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, and Related Implementation Issues,” or FIN 48, uncertain tax positions were $5.7 million and $4.1 million, respectively, and are included in other long-term liabilities on our Condensed Consolidated Balance Sheets at June 29, 2008 and December 30, 2007, respectively, as they are not expected to be paid within the next twelve months. Due to the complexity and uncertainty associated with our tax positions, we cannot make a reasonably reliable estimate of the period in which cash settlement will be made for our liabilities associated with uncertain tax positions in other long-term liabilities, therefore, they have been excluded from the table above.

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

As of June 29, 2008, our investment portfolio consisted of a variety of financial instruments, including, but not limited to, money market funds, commercial paper and corporate securities. These investments are generally classified as available-for-sale and, consequently, are recorded on our balance sheet at fair market value with their related unrealized gain or loss reflected as a component of accumulated other comprehensive income in stockholders’ equity. Due to the relatively short-term nature of our investment portfolio, we do not believe that an immediate 10% increase in interest rates would have a material effect on the fair market value of our portfolio. Since we believe we have the ability to liquidate this portfolio, we do not expect our operating results or cash flows to be materially affected to any significant degree by a sudden change in market interest rates on our investment portfolio.

Auction rate securities are variable rate debt instruments with interest rates that, unless they fail to clear at auctions, are reset approximately every seven days, twenty-eight days, thirty-five days or six-months. The “stated” or “contractual” maturities for these securities generally are between 20 to 30 years. The auction rate securities are classified as available for sale under SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” or SFAS No. 115, and are recorded at fair value. Typically, the carrying value of auction rate securities approximates fair value due to the frequent resetting of the interest rates. At June 29, 2008, we had $25.1 million invested in auction rate securities. As of August 8, 2008, all auction rate securities invested in at June 29, 2008 had failed to clear at auctions. These auction rate securities are typically over collateralized and secured by pools of student loans originated under the FFELP and are guaranteed by the U.S. Department of Education, and insured. In addition, all auction rate securities held are rated by one or more of the NRSROs as triple-A. We continue to earn interest on these investments at the maximum contractual rate as the issuer is obligated under contractual terms to pay penalty rates should auctions fail. In the second quarter of fiscal 2008, we sold auction rate securities with a carrying value of $12.5 million for their stated par value of $13.0 million. We have concluded that no other-than-temporary impairment losses occurred in the three and six months ended June 29, 2008 because the lack of liquidity in the market for auction rate securities is considered temporary in nature. We will continue to analyze our auction rate securities each reporting period for impairment and may be required to record an impairment charge if the issuer of the auction rate securities is unable to successfully close future auctions or does not redeem the securities.

The fair market value of our 1.25% senior convertible debentures issued in February 2007 and 0.75% senior convertible debentures issued in July 2007 is subject to interest rate and market price risk due to the convertible feature of the debentures. The fair market value of the senior convertible debentures will increase as interest rates fall and decrease as interest rates rise. In addition, the fair market value of the senior convertible debentures will increase as the market price of our class A common stock increases and decrease as the market price falls. The interest and market value changes affect the fair market value of the senior convertible debentures but do not impact our financial position, cash flows or results of operations due to the fixed nature of the debt obligations. As of June 29, 2008, the estimated fair value of the senior convertible debentures was approximately $544.9 million based on quoted market prices. A 10% increase in quoted market prices would increase the estimated fair value of the senior convertible debentures to approximately $599.4 million as of June 29, 2008 and a 10% decrease in the quoted market prices would decrease the estimated fair value of the senior convertible debentures to $490.4 million.

Equity Price Risk

Our exposure to equity price risk relate to investments held in private companies. Nonpublicly traded investments of $5.0 million are accounted for using the cost method and $14.8 million are accounted under APB Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock.” These strategic investments in third parties are subject to risk of changes in market value, which if determined to be other than temporary, could result in realized impairment losses. We generally do not attempt to reduce or eliminate our market exposure in these cost and equity method investments. We periodically reviews the carrying value of such investments to determine if any valuation adjustments are appropriate under the applicable accounting pronouncements.

Foreign Currency Exchange Risk

Our exposure to adverse movements in foreign currency exchange rates is primarily related to sales to European customers that are denominated in Euros and procurement of certain capital equipment in Euros. Our Switzerland subsidiary has exposure to adverse movements in foreign currency exchange rates primarily related to inventory purchases that are denominated in U.S. dollars. Revenue generated outside the United States represented approximately 85% and 82% of our total revenue for the three and six months ended June 29, 2008, respectively, as compared to 63% and 62% of our total revenue for the three and six months ended July 1, 2007, respectively. A hypothetical change of 10% in foreign currency exchange rates as of June 29, 2008 could impact our condensed consolidated financial statements or results of operations by $0.7 million based on our outstanding forward contracts of $167.8 million. We currently conduct hedging activities, which involve the use of currency forward contracts. We cannot predict the impact of future exchange rate fluctuations on our business and operating results. In the past, we have experienced an adverse impact on our revenue and profitability as a result of foreign currency fluctuations. We believe that we may have increased risk associated with currency fluctuations in the future.

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

Changes in Internal Control over Financial Reporting

There were no material changes in our internal control over financial reporting that occurred during the three and six months ended June 29, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Although we have arrangements with vendors for the supply of what we believe will be an adequate amount of silicon ingots through 2010, our purchase orders are sometimes non-binding in nature. Our estimates regarding our supply needs may not be correct and our purchase orders or our contracts may be cancelled by our suppliers. Additionally, the volume and pricing associated with these purchase orders and contracts may be changed by our suppliers based on market conditions or for other reasons. If our suppliers were to cancel our purchase orders or change the volume or pricing associated with them, we may be unable to meet customer demand for our products, which could cause us to lose customers, market share and revenue. This would have a material negative impact on our business and operating results. If our manufacturing yields decrease significantly, we add manufacturing capacity faster than currently planned or our suppliers cancel or fail to deliver, we may not have made adequate provision for our polysilicon needs for our manufacturing plans through 2010.

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

For example, in the United States, the federal investment tax credit for solar installations expires in its current form at year-end 2008. Without an extension of the federal investment tax credit, many commercial customers and third-party financiers will not contract to purchase solar systems.  In addition, Spain’s feed-in tariff expires in late September 2008.  The government has proposed a new, reduced, draft feed-in tariff to continue solar support after the current tariff expires. Demand in Spain has been significantly reduced as a result of uncertainty in the new tariff’s level of reduction and timing of implementation.

For the three months ended June 29, 2008, 15% and 66% of our total revenue was generated in the United States and Spain, respectively, as compared to 37% and 38%, respectively, of our total revenue for the three months ended July 1, 2007. For the six months ended June 29, 2008, 18% and 60% of our total revenue was generated in the United States and Spain, respectively, as compared to 38% and 31%, respectively, of our total revenue for the six months ended July 1, 2007.

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

For many of our projects, our customers have entered into agreements to finance the power systems over an extended period of time based on energy savings generated by our solar power systems, rather than pay the full capital cost of purchasing the solar power systems up front. For these types of projects, many of our customers choose to purchase solar electricity under a power purchase agreement with a financing company that purchases the system from us. In the three and six months ended June 29, 2008, approximately 55% and 52%, respectively, of our total revenue was derived from sales of systems to financing companies that engage in power purchase agreements with end-users of electricity, as compared to 26% and 22%, respectively, of our total revenue for the three and six months ended July 1, 2007.

Of such systems sales to financing companies that engage in power purchase agreements with end-users of electricity, 5% and 95% of systems sales were derived in the United States and Spain, respectively, in the three months ended June 29, 2008 as compared to 37% and 62%, respectively, of systems sales for the three months ended July 1, 2007. For the six months ended June 29, 2008, 6% and 94% of systems sales to financing companies that engage in power purchase agreements with end-users of electricity were derived in the United States and Spain, respectively, as compared to 36% and 42%, respectively, of systems sales for the six months ended July 1, 2007. These structured finance arrangements are complex and may not be feasible in many situations. In addition, customers opting to finance a solar power system may forgo certain tax advantages associated with an outright purchase on an accelerated basis which may make this alternative less attractive for certain potential customers. If customers are unwilling or unable to finance the cost of our products, or if the parties that have historically provided this financing cease to do so, or only do so on terms that are substantially less favorable for us or these customers, our revenue and growth will be adversely affected.

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

MMA Renewable Ventures (a subsidiary of MuniMae, or MMA), is a customer of our systems segment, accounting for less than 10% of our total revenue in the three and six months ended June 29, 2008. MMA Renewable Ventures accounted for 10% of our total revenue in the three months ended July 1, 2007 and less than 10% of our total revenue in the six months ended July 1, 2007. MMA Renewable Ventures is a financing company that purchases systems from us and engages in power purchase agreements with end-users of electricity. Effective February 6, 2008, the New York Stock Exchange, or NYSE, delisted the common stock of MMA because MMA did not expect to file its audited 2006 financial statements by March 3, 2008, the deadline imposed by the NYSE. In connection with completing the restatement and filing the Annual Report on Form 10-K for the year ended December 31, 2006, MMA has disclosed that it incurred substantial accounting costs. In addition, MMA has disclosed that recent credit market disruption has negatively affected many aspects of MMA’s business. In the event MMA Renewable Ventures ceases to be a customer of ours or fails to pay us in a timely manner, it could have a significant adverse effect on our future results of operations.

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

We may not be able to continue to expand our business or manage future growth. We plan to significantly increase our production capacity between 2008 and 2010. To do so will require successful execution of expanding our existing manufacturing facilities, developing new manufacturing facilities, ensuring delivery of adequate polysilicon and ingots, developing more efficient wafer-slicing methods, maintaining adequate liquidity and financial resources, and continuing to increase our revenues from operations. Expanding our manufacturing facilities or developing facilities may be delayed by difficulties such as unavailability of equipment or supplies or equipment malfunction. Ensuring delivery of adequate polysilicon and ingots is subject to many market risks including scarcity, significant price fluctuations and competition. Maintaining adequate liquidity is dependent upon a variety of factors including continued revenues from operations and compliance with our indentures and credit agreements. In addition, following any tax-free spin-off of our shares by Cypress, our ability to issue equity for financing purposes would be subject to limits as described in “Our agreements with Cypress require us to indemnify Cypress for certain tax liabilities. These indemnification obligations or related considerations may limit our ability to obtain additional financing, participate in future acquisitions or pursue other business initiatives.” If we are unsuccessful in any of these areas, we may not be able to achieve our growth strategy and increase production capacity as planned during the foreseeable future.

Prior to our acquisition, SP Systems experienced significant revenue growth due primarily to the development and market acceptance of its PowerGuard® roof system, the acquisition and introduction of its PowerTracker® ground and elevated parking systems, its development of other technologies and increasing global interest and demand for renewable energy sources, including solar power generation. As a result, SP Systems increased its revenues in a relatively short period of time. Its annual revenue increased from $50.9 million in 2003 to $87.6 million in 2004 to $107.8 million in 2005 to $243.4 million in 2006. As a result of our acquisition involving SP Systems, our systems segment revenue for the year ended December 30, 2007 was $464.2 million and for the three and six months ended June 29, 2008 was $270.6 million and $449.4 million, respectively. We may not experience similar growth of our total revenue or even similar growth of our systems segment revenue in future periods. Accordingly, investors should not rely on the results of any prior quarterly or annual period as an indication of our future operating performance.

Our recent expansion has placed, and our planned expansion and any other future expansion will continue to place, a significant strain on our management, personnel, systems and resources. We plan to purchase additional equipment to significantly expand our manufacturing capacity and to hire additional employees to support an increase in manufacturing, research and development and our sales and marketing efforts. We had approximately 4,660 full-time employees as of June 29, 2008, and we anticipate that we will need to hire a significant number of highly skilled technical, manufacturing, sales, marketing, administrative and accounting personnel. The competition for qualified personnel is intense in our industry. We may not be successful in attracting and retaining sufficient numbers of qualified personnel to support our anticipated growth. To successfully manage our growth and handle the responsibilities of being a public company, we believe we must effectively:

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

Prior to our acquisition of SP Systems, one of SP System’s major panel suppliers at the time, AstroPower, Inc., filed for bankruptcy in February 2004. SP Systems had installed solar systems incorporating over 30,000 AstroPower panels, of which approximately 12,000 panels were still under warranty as of June 29, 2008. The majority of these warranties expire by 2022. While we have not experienced a significant number of warranty or other claims related to the installed AstroPower panels, we may in the future incur significant unreimbursable expenses in connection with the repair or replacement of these panels, which could have a material adverse effect on our business and results of operations. In addition, another major supplier of solar panels notified us of a product defect that may affect a substantial number of panels installed by SP Systems between 2002 and September 2006. If the supplier does not perform its contractual obligations to remediate the defective panels, we will be exposed to those costs it would incur under the warranty with SP Systems’ customers.

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

 A limited number of components customers are expected to continue to comprise a significant portion of our revenues and any decrease in revenue from these customers could have a significant adverse effect on us.

Even though our customer base is expected to increase and our revenue streams to diversify, a substantial portion of our net revenues could continue to depend on sales to a limited number of customers. Currently, our largest components segment customers are Solon and Conergy. The loss of sales to either of these customers would have a significant negative impact on our business. Our agreements with these customers may be cancelled if we fail to meet certain product specifications or materially breach the agreement or in the event of bankruptcy, and our customers may seek to renegotiate the terms of current agreements or renewals. Most of the solar panels we sell to the European market in our components business are sold to small numbers of German customers, and this may continue into the foreseeable future.

Our operating results will be subject to fluctuations and are inherently unpredictable; if we fail to meet the expectations of securities analysts or investors, our stock price may decline significantly.

We have incurred net losses from inception through 2005 and for the quarter ended July 1, 2007. On June 29, 2008, we had accumulated earnings of approximately $18.5 million. To maintain our profitability, we will need to generate and sustain higher revenue while maintaining reasonable cost and expense levels. We do not know if our revenue will grow, or if it will grow sufficiently to outpace our expenses, which we expect to increase as we expand our manufacturing capacity. We may not be able to sustain or increase profitability on a quarterly or an annual basis. Our quarterly revenue and operating results will be difficult to predict and have in the past fluctuated from quarter to quarter. It is possible that our operating results in some quarters will be below market expectations. In particular, our systems segment is difficult to forecast and is susceptible to large fluctuations in financial results. The amount, timing and mix of sales of our systems segment, often for a single medium or large-scale project, may cause large fluctuations in our revenue and other financial results. Further, our revenue mix of high margin material sales versus lower margin projects in the systems business segment can fluctuate dramatically quarter to quarter, which may adversely affect our revenue and financial results in any given period.  Finally, our ability to meet project completion schedules for an individual project and the corresponding revenue impact under the percentage-of-completion method of recognizing revenue, may similarly cause large fluctuations in our revenue and other financial results. This may cause us to miss analysts’ guidance or any future guidance announced by us.

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

We currently have eight solar cell manufacturing lines in production which are located at our manufacturing facilities in the Philippines. If our current or future production lines were to experience any problems or downtime, we would be unable to meet our production targets and our business would suffer. If any piece of equipment were to break down or experience downtime, it could cause our production lines to go down. We have started operations in our second solar cell manufacturing facility nearby our existing facility in the Philippines. This expansion has required and will continue to require significant management attention, a significant investment of capital and substantial engineering expenditures and is subject to significant risks including:

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

We established a captive solar panel assembly facility, and, if this panel manufacturing facility is unable to produce high quality solar panels at commercially reasonable costs, our revenue growth and gross margin could be adversely affected.

We currently run four solar panel assembly lines in the Philippines with 120 megawatts of production capacity. This factory commenced commercial production during the fourth quarter of 2006. Much of the manufacturing equipment and technology in this factory is new and ramping to achieve their full rated capacity. In the event that this factory is unable to ramp production with commercially reasonable yields and competitive production costs, our anticipated revenue growth and gross margin will be adversely affected.

Expansion of our manufacturing capacity has and will continue to increase our fixed costs, which increase may have a negative impact on our financial condition if demand for our products decreases.

We have recently expanded, and plan to continue to expand, our manufacturing facilities. For example, on May 19, 2008, we announced plans to construct our third solar cell manufacturing facility based in Malaysia.   At capacity, the facility will have nameplate production capacity of more than 1 gigawatt. Initial production is scheduled to begin as early as the first quarter of 2009. As we build additional manufacturing lines or facilities, our fixed costs will increase. If the demand for our solar power products or our production output decreases, we may not be able to spread a significant amount of our fixed costs over the production volume, thereby increasing our per unit fixed cost, which would have a negative impact on our financial condition and results of operations.

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

In addition to our reliance on a small number of suppliers for our solar cells and panels, we rely on third-party suppliers for key components for our solar power systems, such as inverters that convert the direct current electricity generated by solar panels into alternating current electricity usable by the customer. For the six months ended June 29, 2008, two suppliers accounted for most of our inverter purchases for domestic projects, two suppliers accounted for most of our inverter purchases for European projects and one supplier accounted for all of the inverter purchases for our Asia projects. In addition, one vendor supplies all of the foam required to manufacture our PowerGuard® roof system.

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

To increase our business and maintain our competitive position, we may acquire other companies or engage in joint ventures in the future. Acquisitions and joint ventures involve a number of risks that could harm our business and result in the acquired business or joint venture not performing as expected, including:

•	insufficient experience with technologies and markets in which the acquired business is involved, which may be necessary to successfully operate and integrate the business;

•	problems integrating the acquired operations, personnel, technologies or products with the existing business and products;

•	diversion of management time and attention from the core business to the acquired business or joint venture;

•	potential failure to retain key technical, management, sales and other personnel of the acquired business or joint venture;

•	difficulties in retaining relationships with suppliers and customers of the acquired business, particularly where such customers or suppliers compete with us;

•	reliance upon joint ventures which we do not control;

•	subsequent impairment of the acquired assets, including intangible assets; and

•	assumption of liabilities including, but not limited to, lawsuits, tax examinations, warranty issues, etc.

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

Similarly, in 2007, we entered into a joint venture agreement to form a new company in the Philippines named First Philec Solar Corporation, and, in 2006, we entered into a joint venture agreement to form a new company in South Korea named Woongjin Energy.  First Philec Solar was formed to perform wafer-slicing operations for us, and Woongjin Energy was formed to convert polysilicon that we provide into silicon ingots that we will procure under a five-year agreement. First Philec Solar began manufacturing in the second quarter of fiscal 2008, and Woongjin Energy began manufacturing in the third quarter of fiscal 2007.  Because these are not wholly owned subsidiaries, they have their own respective employees and management teams, and we do not control their operations.  While we have long-term supply agreements with both First Philec Solar and Woongjin Energy, we significantly depend on their performing under the agreements.  If they or our other third-party vendors increase their prices or decrease or discontinue their shipments to us, as a result of equipment malfunctions, competing purchasers or otherwise, and we are unable to obtain substitute wafers and ingots from other vendors on acceptable terms, or we are unable to increase our own wafer-slicing and develop our own ingot-pulling operations on a timely basis, our sales may decrease, our costs may increase or our business could otherwise be harmed.

    In July 2008, Cypress’ Board of Directors authorized management to proceed with Cypress’ plan to pursue the tax-free distribution of the class B common stock of SunPower held by Cypress, with the objective of having the transaction completed by the end of fiscal 2008, or sooner if possible. Following any such spin-off, our ability to issue equity, including to acquire companies or assets, would be subject to limits as described in “Our agreements with Cypress require us to indemnify Cypress for certain tax liabilities. These indemnification obligations or related considerations may limit our ability to obtain additional financing, participate in future acquisitions or pursue other business initiatives.” To the extent these limits prevent us from pursuing acquisitions or investments that we would otherwise pursue, our growth and strategy could be impaired.
We could be adversely affected by violations of the U.S. Foreign Corrupt Practices Act and similar worldwide anti-bribery laws.

The U.S. Foreign Corrupt Practices Act ("FCPA") and similar anti-bribery laws in other jurisdictions generally prohibit companies and their intermediaries from making improper payments to non-U.S. officials for the purpose of obtaining or retaining business. Our policies mandate compliance with these anti-bribery laws. We operate in many parts of the world that have experienced governmental corruption to some degree and, in certain circumstances, strict compliance with anti-bribery laws may conflict with local customs and practices. We train our key staff concerning FCPA issues, and we also inform many of our partners, subcontractors, agents and others who work for us or on our behalf that they must comply with FCPA requirements. We cannot assure you that our internal controls and procedures always will protect us from the reckless or criminal acts committed by our employees or, in particular, our subcontractors and agents. If we are found to be liable for FCPA violations (either due to our own acts or our inadvertence, or due to the acts or inadvertence of others), we could suffer from criminal or civil penalties or other sanctions which could have a material adverse effect on our business.

We have significant international activities and customers, and plan to continue these efforts, which subject us to additional business risks, including logistical complexity and political instability.

For the six months ended June 29, 2008, a substantial portion of our sales were made to customers outside of the United States. Historically, we have had significant sales in Spain, Germany, Austria, Italy and South Korea. We currently have eight solar cell production lines in operation, which are located at our manufacturing facilities in the Philippines. In addition, a majority of our assembly functions have historically been conducted by a third-party subcontractor in China. Risks we face in conducting business internationally include:

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

We particularly face risks associated with political and economic instability and civil unrest in the Philippines. In addition, in the Asia/Pacific region generally, we face risks associated with tensions between countries in that region, such as political tensions between China and Taiwan, the ongoing discussions with North Korea regarding its nuclear weapons program, potentially reduced protection for intellectual property rights, government-fixed foreign exchange rates, relatively uncertain legal systems and developing telecommunications infrastructures. In addition, some countries in this region, such as China, have adopted laws, regulations and policies which impose additional restrictions on the ability of foreign companies to conduct business in that country or otherwise place them at a competitive disadvantage in relation to domestic companies.

In addition, although base wages are lower in the Philippines than in the United States, wages for our employees in the Philippines are increasing, which could result in increased costs to employ our manufacturing engineers. As of June 29, 2008, approximately 88% of our employees were located in the Philippines. We also are faced with competition in the Philippines for employees, and we expect this competition to increase as additional manufacturing companies enter the market and expand their operations. In particular, there may be limited availability of qualified manufacturing engineers. We have benefited from an excess of supply over demand for college graduates in the field of engineering in the Philippines. If this favorable imbalance changes due to increased competition, it could affect the availability or cost of qualified employees, who are critical to our performance. This could increase our costs and turnover rates.

Currency fluctuations in the Euro, Philippine peso or the South Korean won relative to the U.S. dollar could decrease revenue or increase expenses.

During the three and six months ended June 29, 2008, approximately 85% and 82%, respectively, of our total revenue was generated outside the United States as compared to approximately 63% and 62%, respectively, during the three and six months ended July 1, 2007. We presently have currency exposure arising from sales, capital equipment purchases, prepayments and customer advances denominated in foreign currencies. A majority of our revenue is denominated in Euros, including fixed price agreements with Solon and Conergy, and a significant portion is denominated in U.S. dollars, while a portion of our costs are incurred and paid in Euros and a smaller portion of our expenses are paid in Philippine pesos and Japanese yen. In addition, our prepayments to Wacker-Chemie AG, a polysilicon supplier, and our customer advances from Solon are denominated in Euros.

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

In our components segment, our solar cells and solar panel products are generally not sold pursuant to long-term agreements with customers, but instead are sold on a purchase order basis. In our systems segment, we typically contract to perform large projects with no assurance of repeat business from the same customers in the future. Although we believe that cancellations on our purchase orders to date have been insignificant, our customers may cancel or reschedule purchase orders with us on relatively short notice. Cancellations or rescheduling of customer orders could result in the delay or loss of anticipated sales without allowing us sufficient time to reduce, or delay the incurrence of, our corresponding inventory and operating expenses. In addition, changes in forecasts or the timing of orders from these or other customers expose us to the risks of inventory shortages or excess inventory. This, in addition to the completion and non-repetition of large systems projects, in turn could cause our operating results to fluctuate.

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

Our systems segment is active in the residential market by selling our systems to large production homebuilders. As part of this strategy, we developed SunTile®, a product that integrates a solar panel into a roof tile. The current credit crisis and demand decline in the housing market in the United States is adversely affecting sales of new homes and may have a negative impact on our near term ability to generate material revenue and earnings in this market.

The residential construction market has also characteristics that may increase our exposure to certain risks we currently face or expose us to new risks. These risks include increased seasonality, sensitivity to interest rates and other macroeconomic conditions, as well as enhanced legal exposure. In particular, new home developments often result in class action litigation when one or more homes within a development experiences construction problems. Unlike our systems segment commercial business, where we typically act as the general contractor, we will be generally acting as subcontractor to homebuilders overseeing the development projects. In many instances subcontractors may be held liable for work of the homebuilder or other subcontractors. In addition, homebuilders often require onerous indemnification obligations that effectively allocate most of the potential liability from homeowner or class action lawsuits to subcontractors, including us. Insurance policies for residential work have significant limitations on coverage that may render such policies inapplicable to these lawsuits. If we are not successful in entering the new residential construction market, or if as a result of the litigation and indemnification risks associated with such market, we incur significant costs, our business and results of operations could be materially adversely affected.

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

There is limited historical information available about our company upon which investors can base their evaluation of our business and prospects. Although we began to develop and commercialize high-efficiency solar cell technology for use in solar concentrators in 1988 and began shipping product from our pilot manufacturing facility in 2003, we shipped our first commercial A-300 solar cells from our Philippines manufacturing facility in late 2004. Relative to the entire solar industry, we have shipped only a limited number of solar cells and solar panels and have recognized limited revenue. Our future success will require us to continue to scale our Philippines facilities significantly beyond their current capacity and successfully build and deploy our new solar cell manufacturing facility in Malaysia. In addition, our business model, technology and ability to achieve satisfactory manufacturing yields at higher volumes are unproven at significant scale. As a result, investors should consider our business and prospects in light of the risks, expenses and challenges that we will face as an early-stage company seeking to develop and manufacture new products in a rapidly growing market.

Our reliance on government programs to partially fund our research and development programs could impair our ability to commercialize our solar power products and services and increase our research and development expenses.

We intend to continue our policy of selectively pursuing contract research, product development and market development programs funded by various agencies of the federal and state governments to complement and enhance our own resources. Funding from government grants is generally recorded as an offset to our research and development expense. During the six months ended June 29, 2008 and July 1, 2007, funding from government grants, agreements and contracts offset approximately 28% and 15%, respectively, our total research and development expense, excluding in-process research and development. In addition, in the third quarter of 2007, we signed a Solar America Initiative agreement with the U.S. Department of Energy in which we were awarded $8.5 million in the first budgetary period. Total funding for the three-year effort is estimated to be $24.7 million. Our cost share requirement under this program, including lower-tier subcontract awards, is anticipated to be $27.9 million.

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

Our components solar products compete with a large number of competitors in the solar power market, including BP Solar International Inc., Evergreen Solar, Inc., First Solar, Inc., Kyocera Corporation, Mitsubishi Electric Corporation, Motech Industries, Inc., Q-Cells AG, Sanyo Corporation, Sharp Corporation, SolarWorld AG and Suntech Power Holdings Co., Ltd. In addition, universities, research institutions and other companies such as First Solar have brought to market alternative technologies such as thin films and concentrators, which may compete with our technology in certain applications. We expect to face increased competition in the future. Further, many of our competitors are developing and are currently producing products based on new solar power technologies that may ultimately have costs similar to, or lower than, our projected costs.

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

    Competition is intense, and many of our competitors have significantly greater access to financial, technical, manufacturing, marketing, management and other resources than we do. Many also have greater name recognition, a more established distribution network and a larger installed base of customers. In addition, many of our competitors have well-established relationships with our current and potential suppliers, resellers and their customers and have extensive knowledge of our target markets. As a result, these competitors may be able to devote greater resources to the research, development, promotion and sale of their products and respond more quickly to evolving industry standards and changing customer requirements than we will be able to. Consolidation or strategic alliances among such competitors may strengthen these advantages and may provide them greater access to customers or new technologies. Following any separation of our company from Cypress, customer perception of these differences may be magnified.  We may also face competition from some of our systems segment resellers, who may develop products internally that compete with our systems product and service offerings, or who may enter into strategic relationships with or acquire other existing solar power system providers. To the extent that government funding for research and development grants, customer tax rebates and other programs that promote the use of solar and other renewable forms of energy are limited, we will compete for such funds, both directly and indirectly, with other renewable energy providers and their customers.

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

We expect to continue to make significant capital expenditures, particularly in our manufacturing facilities, including, for example, through building purchases or long-term leases. On May 19, 2008, we announced plans to construct our third solar cell manufacturing facility in Malaysia with an expected nameplate rating in excess of one gigawatt of annual generating capacity. The Malaysian Industrial Development Authority, or MIDA, is arranging an incentive package for SunPower to promote SunPower’s investment in the new manufacturing plant.  The incentive package is conditional upon SunPower meeting certain capital investment, employment, and research and development expenditure commitments.

We anticipate that our expenses will increase substantially in the foreseeable future as we expand our manufacturing operations, hire additional personnel, pay more or make advance payments for raw material, especially polysilicon, increase our sales and marketing efforts, invest in joint ventures and acquisitions, and continue our research and development efforts with respect to our products and manufacturing technologies. We expect total capital expenditures of approximately $300.0 million in 2008 as we continue to increase our solar cell and solar panel manufacturing capacity. These expenditures would be greater if we decide to bring capacity on line more rapidly. We believe that our current cash and cash equivalents, cash generated from operations and, if necessary, borrowings under our credit agreement with Wells Fargo Bank, N.A., or Wells Fargo, and/or potential availability of future sources of funding will be sufficient to fund our capital and operating expenditures over the next 12 months. However, if our financial results or operating plans change from our current assumptions, or if the holders of our outstanding convertible debentures elect to convert the debentures, we may not have sufficient resources to support our business plan. For more information on our credit agreement with Wells Fargo and our outstanding convertible debentures, please see “Debt and Credit Sources” and “Liquidity” within “Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations.” If our capital resources are insufficient to satisfy our liquidity requirements, we may seek to sell additional equity securities or debt securities or obtain other debt financing. We may also issue equity securities in the future to suppliers of raw materials in order to secure adequate materials to satisfy our production needs. The sale of additional equity securities or convertible debt securities would result in additional dilution to our stockholders. Cypress Semiconductor Corporation, which retains voting control over us, may be unwilling to permit us to engage in dilutive financing events for tax-related or other reasons. In addition, following any tax-free spin-off of our shares by Cypress, our ability to issue equity for financing purposes would be subject to limits as described in “Our agreements with Cypress require us to indemnify Cypress for certain tax liabilities. These indemnification obligations or related considerations may limit our ability to obtain additional financing, participate in future acquisitions or pursue other business initiatives.” Additional debt would result in increased expenses and could require us to abide by covenants that would restrict our operations. Our credit facilities contain customary covenants and defaults, including, among others, limitations on dividends, incurrence of indebtedness and liens and mergers and acquisitions and may restrict our operating flexibility. If adequate funds are not available on acceptable terms, our ability to fund our operations, develop and expand our manufacturing operations and distribution network, maintain our research and development efforts or otherwise respond to competitive pressures would be significantly impaired. See also “Risk Factors - We currently have a significant amount of debt outstanding. Our substantial indebtedness, along with our other contractual commitments, could adversely affect our business, financial condition and results of operations, as well as our ability to meet any of our payment obligations under the debentures and our other debt.”

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

One of our key products, the PowerTracker®, now referred to as SunPower tracker, was acquired through an assignment and acquisition of the patents associated with the product from a third-party individual, and if we are unable to continue to use this product, our business, prospects, operating results and financial condition would be materially harmed.

In September 2002, PowerLight entered into a Technology Assignment and Services Agreement and other ancillary agreements, subsequently amended in December 2005, with Jefferson Shingleton and MaxTracker Services, LLC, a New York limited liability company controlled by Mr. Shingleton. These agreements form the basis for its intellectual property rights in its PowerTracker® products. Under such agreements, as later amended, Mr. Shingleton assigned to PowerLight all right, title and interest in his MaxTracker ™, MaxRack ™, MaxRack Ballast ™ and MaxClip ™ products and all related intellectual property rights. Mr. Shingleton is obligated to provide consulting services to PowerLight related to such technology until December 31, 2012 and is required to assign to PowerLight any enhancements he makes to the technology while providing such consulting services. Mr. Shingleton retains a first security interest in the patents and patent applications assigned until the earlier of the expiration of the patents, full payment by PowerLight to Mr. Shingleton of all of the royalty obligations under the Technology Assignment and Services Agreement, or the termination of the Technology Assignment and Services Agreement. In the event of PowerLight’s’ default under the Technology Assignment and Services Agreement, MaxTracker Services and Mr. Shingleton may terminate the agreements and the related assignments and cause the intellectual rights assigned to it to be returned to Mr. Shingleton or MaxTracker Services, including patents related to SunPower tracker. In addition, upon such termination, PowerLight must grant Mr. Shingleton a perpetual, non-exclusive, royalty-free right and license to use, sell, and otherwise exploit throughout the world any intellectual property MaxTracker Services or Mr. Shingleton developed during the provision of consulting services to PowerLight. Events of default by PowerLight which could enable Mr. Shingleton or Max Tracker Services to terminate the agreements and the related assignments and cause the intellectual rights assigned to it to be returned to Mr. Shingleton or MaxTracker Services include the following:

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

If we are unable to continue to use and sell SunPower tracker as a result of the termination of the agreements and the related assignment or any other reason, our business, prospects, operating results and financial condition would be materially harmed.

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

“SunPower” is our registered trademark in the United States and the European Community for use with solar cells and solar panels. We are seeking similar registration of the “SunPower” trademark in foreign countries but we may not be successful in some of these jurisdictions. In the foreign jurisdictions where we are unable to obtain this registration or have not tried, others may be able to sell their products using trademarks compromising or incorporating “SunPower,” which could lead to customer confusion. In addition, if there are jurisdictions where another proprietor has already established trademark rights in marks containing “SunPower,” we may face trademark disputes and may have to market our products with other trademarks, which also could hurt our marketing efforts. We may encounter trademark disputes with companies using marks which are confusingly similar to the SunPower mark which if not resolved favorably could cause our branding efforts to suffer. In addition, we may have difficulty in establishing strong brand recognition with consumers if others use similar marks for similar products.

We hold registered trademarks for SunPower®, PowerLight®, PowerGuard®, PowerTracker®, SunTile®, PowerTilt® and Smarter Solar® in certain countries. We have not registered, and may not be able to register, these trademarks in other key countries.

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

Although we substantially rely on trade secret laws and contractual restrictions to protect the technology in the solar cells and solar system components we currently manufacture and market, our success and ability to compete in the future may also depend to a significant degree upon obtaining patent protection for our proprietary technology. As of June 29, 2008, including the United States and foreign countries, we owned 85 issued patents, jointly owned another four patents, and had over 120 pending patent applications across the entire company. These patent applications cover aspects of the technology in the solar cells we currently manufacture and market. Material patents that relate to our systems products and services primarily relate to our rooftop mounting products and ground-mounted tracking products. We intend to continue to seek patent protection for those aspects of our technology, designs, and methodologies and processes that we believe provide significant competitive advantages.

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

In July 2008, Emmanuel Hernandez has communicated his intent to retire as Chief Financial Officer.  Mr. Hernandez has agreed to remain fully engaged in his current role until a new Chief Financial Officer is appointed, into 2009 if needed.  Mr. Hernandez was previously identified in our 2008 proxy statement as one of the our named executive officers.

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

As of December 30, 2007, the escrow proceeds account was comprised of approximately $23.7 million in cash and approximately 0.7 million shares of our class A common stock, with a total aggregate value of $118.1 million. Following the first anniversary of the closing date, we authorized the release of approximately one-half of the original escrow amount, leaving approximately $12.9 million in cash and approximately 0.4 million shares of our class A common stock, with a total aggregate value of $38.9 million as of June 29, 2008. Our rights to recover damages under several provisions of the acquisition agreement also expired on the first anniversary of the closing date.  As a result, we are now entitled to recover only limited types of losses, and our recovery will be limited to the amount available in the escrow fund at the time of a claim. The amount available in the escrow fund will be progressively reduced to zero on each anniversary of the closing date over a period of five years since the date of acquisition. We may incur liabilities from this acquisition which are not covered by the representations and warranties set forth in the agreement or which are non-monetary in nature. Consequently, our acquisition of SP Systems may expose us to liabilities for which we are not entitled to indemnification or our indemnification rights are insufficient.

Charges to earnings resulting from the application of the purchase method of accounting to the acquisition may adversely affect the market value of our class A common stock.

In accordance with Statement of Financial Accounting Standards, or SFAS, No. 141, “Business Combinations”, or SFAS No. 141, we accounted for the acquisition using the purchase method of accounting. Further, a portion of the purchase price paid in the acquisition has been allocated to in-process research and development. Under the purchase method of accounting, we allocated the total purchase price to SP Systems’ net tangible assets and intangible assets based on their fair values as of the date of completion of the acquisition and recorded the excess of the purchase price over those fair values as goodwill. We will incur amortization expense over the useful lives of amortizable intangible assets acquired in connection with the acquisition. In addition, to the extent the value of goodwill and long lived assets becomes impaired, we may be required to incur material charges relating to the impairment of those assets. Further, we may be impacted by nonrecurring charges related to reduced gross profit margins from the requirement to adjust SP Systems’ inventory to fair value. Finally, we will incur ongoing compensation charges associated with assumed options, equity held by employees of SP Systems and subjected to equity restriction agreements, and restricted stock granted to employees of our SP Systems business. We estimate that these charges will be approximately $75.0 million in the aggregate, a majority of which will be recognized in the first two years beginning on January 10, 2007 and lesser amounts in the succeeding two years. Any of the foregoing charges could have a material impact on our results of operations.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations”, or SFAS No. 141(R), which replaces SFAS No. 141. SFAS No. 141(R) will significantly change the accounting for business combinations in a number of areas including the treatment of contingent consideration, contingencies, acquisition costs, in-process research and development and restructuring costs. In addition, under SFAS No. 141(R), changes in deferred tax asset valuation allowances and acquired income tax uncertainties in a business combination after the measurement period will impact income tax expense. SFAS No. 141(R) is effective for fiscal years beginning after December 15, 2008 and will be adopted for any purchase business combinations consummated subsequent to December 28, 2008.

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

Our certificate of incorporation, by-laws and indemnification agreements require us to indemnify our officers and directors for certain liabilities that may arise in the course of their service to us. We primarily self-insure with respect to potential indemnifiable claims. Although we have insured our officers and directors against certain potential third-party claims for which we are legally or financially unable to indemnify them, we intend to primarily self-insure with respect to potential third-party claims which give rise to direct liability to such third-party or an indemnification duty on our part. We currently pool our resources with those of Cypress for self-insurance purposes.  Following any separation of our company from Cypress this would no longer be possible and we would be subject to heightened self-insurance risk. If we were required to pay a significant amount on account of these liabilities for which we self-insure, our business, financial condition and results of operations could be seriously harmed.

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

With respect to our existing debt securities, we are not required under U.S. GAAP as presently in effect to record any interest or other expense in connection with our obligation to deliver upon conversion a number of shares (or an equivalent amount of cash) having a value in excess of the outstanding principal amount of the debentures. We refer to this obligation as our “net share obligation”. The accounting method for net share settled convertible securities such as ours is currently under consideration by the FASB. In May 2008, the FASB issued FASB Staff Position APB 14-1, which clarifies the accounting for convertible debt instruments that may be settled in cash upon conversion. FSP APB 14-1 significantly impacts the accounting for our existing debt securities by requiring us to separately account for the liability and equity components of our existing debt securities in a manner that reflects interest expense equal to our non-convertible debt borrowing rate. The new guidance is expected to cause us to incur additional interest expense and potentially increase our cost of capital equipment and future depreciation expense due to capitalized interest, thereby reducing our operating results. FSP APB 14-1 is effective for fiscal years and interim periods beginning after December 15, 2008, and retrospective application will be required for all periods presented.

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

Section 404 of the Sarbanes-Oxley Act of 2002 requires us to evaluate and report on our internal control over financial reporting and have our independent registered public accounting firm annually attest to the effectiveness of our internal control over financial reporting. We have in the past discovered, and may in the future discover, areas of our internal controls that need improvement. We are complying with Section 404 by strengthening, assessing and testing our system of internal controls to provide the basis for our report. However, the continuous process of strengthening our internal controls and complying with Section 404 is expensive and time consuming, and requires significant management attention. We cannot be certain that these measures will ensure that we will maintain adequate control over our financial processes and reporting, or that we or our independent registered public accounting firm will be able to provide the attestation and opinion required under Section 404 in our Annual Reports on Form 10-K. If we or our independent registered public accounting firm discover a material weakness, the disclosure of that fact, even if quickly remedied, could reduce the market’s confidence in our financial statements and harm our stock price. In addition, future non-compliance with Section 404 could subject us to a variety of administrative sanctions, including the suspension or delisting of our common stock from The Nasdaq Global Market and the inability of registered broker-dealers to make a market in our common stock, which would further reduce our stock price.

The development of a unified system of control over financial reporting may take a significant amount of management’s time and attention and, if not completed in a timely manner, could negatively impact us.

Prior to our acquisition of SP Systems in January 2007, SP Systems was not required to report on the effectiveness of its internal control over financial reporting because it was not subject to the requirements of the Securities Exchange Act of 1934, as amended, or the Exchange Act. In August 2006, the audit committee of SP Systems received a letter from that company’s independent auditors identifying certain material weaknesses in that company’s internal control over financial reporting relating to that company’s audits of its Consolidated Financial Statements for 2005, 2004 and 2003. These material weaknesses included problems with financial statement close processes and procedures, inadequate accounting resources, unsatisfactory application of the percentage-of-completion accounting method, inaccurate physical inventory counts, incorrect accounting for complex capital transactions and inadequate disclosure of related party transactions. In addition, SP Systems had to restate its 2004 and 2003 financial statements to correct previously reported amounts primarily related to its contract revenue, contract costs, accrued warranty, California state sales taxes and inventory items. In July 2007, subsequent to our acquisition of SP Systems, its independent auditors completed their audit of SP Systems’ 2006 financial statements. In connection with that audit, our audit committee received a letter from the independent auditors of SP Systems identifying significant deficiencies in SP Systems’ internal control over financial reporting.

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

Our report on internal control over financial reporting in our annual reports on Form 10-K for the fiscal years ended December 30, 2007 and December 31, 2006 did not include an assessment of SP Systems’ internal controls. We are not required to include SP Systems, which now makes up our systems segment, in our report on internal controls until our annual report on Form 10-K for the fiscal year ending December 28, 2008. Unanticipated factors may hinder the effectiveness or delay the integration of our combined internal control systems post-acquisition. We cannot be certain as to whether we will be able to establish an effective, unified system of internal controls over financial reporting in a timely manner, or at all.

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

Recent U.S. sub-prime mortgage defaults have had a significant impact across various sectors of the financial markets, causing global credit and liquidity issues. Beginning in February 2008, the auction rate securities market experienced a significant increase in the number of failed auctions, resulting from a lack of liquidity, which occurs when sell orders exceed buy orders, and does not necessarily signify a default by the issuer. As of June 29, 2008, we held five auction rate securities totaling $25.1 million. As of August 8, 2008, all auction rate securities invested in at June 29, 2008 had failed to clear at auctions. These auction rate securities are typically over collateralized and secured by pools of student loans originated under the Federal Family Education Loan Program, or FFELP, and are guaranteed by the U.S. Department of Education, and insured. In addition, all auction rate securities held are rated by one or more of the Nationally Recognized Statistical Rating Organizations, or NRSRO, as triple-A. For failed auctions, we continue to earn interest on these investments at the maximum contractual rate as the issuer is obligated under contractual terms to pay penalty rates should auctions fail. In the event we need to access these funds, we will not be able to do so until a future auction is successful, the issuer redeems the securities, a buyer is found outside of the auction process or the securities mature. If these auction rate securities are unable to successfully clear at future auctions or issuers do not redeem the securities, we may be required to adjust the carrying value of the securities and record an impairment charge. If we determine that the fair value of these auction rate securities is temporarily impaired, we would record a temporary impairment within Condensed Consolidated Statements of Comprehensive Income (Loss), a component of stockholders' equity.  If it is determined that the fair value of these securities is other-than-temporarily impaired, we would record a loss in our Condensed Consolidated Statements of Operations, which could materially adversely impact our results of operations and financial condition.

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

As of the first trading day of the third quarter in fiscal 2008, holders of the 1.25% outstanding debentures were able to exercise their right to convert the debentures any day in that fiscal quarter because the closing price of our class A common stock on at least 20 of the last 30 trading days during the fiscal quarter ending June 29, 2008 has equaled or exceeded $70.94, which represents more than 125% of the applicable conversion price for our 1.25% outstanding debentures. Because the closing price of our class A common stock on at least 20 of the last 30 trading days during the fiscal quarter ending June 29, 2008 did not equal or exceed $102.80, or 125% of the applicable conversion price governing the 0.75% outstanding debentures, holders of the 0.75% outstanding debentures are unable to exercise their right to convert the debentures, based on the stock trading price trigger, any day in the third fiscal quarter beginning on June 30, 2008. This test is repeated each fiscal quarter, and prior to August 1, 2025, holders of our outstanding debentures may only exercise their right to convert during a fiscal quarter in which this test is met. After August 1, 2025, the debentures are convertible at any time.

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

As of June 29, 2008, we had cash and cash equivalents of $189.5 million, while the aggregate outstanding principal balance due under the debentures was $425.0 million. For more information about our convertible debentures, please see “Liquidity” within “Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Substantial future sales or other dispositions of our class A or class B common stock or other securities, or short selling activity, could cause our stock price to fall.

Sales of our class A common stock in the public market or sales of any of our other securities, or the perception that such sales could occur, could cause the market price of our class A common stock to decline. As of June 29, 2008, we had approximately 40.8 million shares of class A common stock outstanding, and Cypress owned the 44.5 million outstanding shares of our class B common stock, representing approximately 55% of the total outstanding shares of our common stock. Cypress, its successors in interest and its subsidiaries may convert their shares of our class B common stock into class A common stock at any time. Subject to applicable United States federal and state securities laws, Cypress may sell or distribute to its stockholders any or all of the shares of our common stock that it owns, which may or may not include the sale of a controlling interest in us. In late 2006, Cypress announced that it was exploring ways in which to allow its stockholders to fully realize the value of its investment in our company. Since that date, Cypress has made public statements and taken actions that are consistent with these announcements. In July 2008, Cypress announced that its Board of Directors had authorized management to pursue the tax-free distribution to its stockholders of our class B common stock, with the objective of having the transaction completed by the end of 2008, or sooner if possible. In August 2008, Cypress’ Board of Directors further authorized management to take additional steps in anticipation of the proposed spin-off and sell up to 3.0 million shares of SunPower class B common stock held by Cypress prior to the completion date of the proposed spin-off. Such a distribution would significantly change the profile of our stockholders.

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

    If Cypress distributes to its stockholders the shares of our class B common stock that it owns, substantially all of these shares would be eligible for immediate resale in the public market. We are unable to predict whether significant amounts of our common stock would be sold in the open market in anticipation of, or after, any such distribution. If a number of our new stockholders chose to sell their shares, or if there were a perception that such sales might occur, this might cause volatility in the trading volume, and downward pressure on the market price of, our common stock. We also are unable to predict whether a sufficient number of buyers for shares of our common stock would be in the market at that time.

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

Our class A common stock has a limited trading history in the public markets, and during that period has experienced extreme price and volume fluctuations. In addition, if Cypress distributes to its stockholders its shares of our class B common stock, the prior performance of our class A common stock may not be indicative of the performance of our common stock after the distribution by Cypress to its stockholders of its shares of our class B common stock.  The trading price of our class A common stock could be subject to wide fluctuations due to the factors discussed in this risk factors section. In addition, the stock market in general, and The Nasdaq Global Market and the securities of technology companies and solar companies in particular, have experienced severe price and volume fluctuations. These trading prices and valuations, including our own market valuation and those of companies in our industry generally, may not be sustainable. These broad market and industry factors may decrease the market price of our class A common stock, regardless of our actual operating performance. Because the debentures are convertible into our class A common stock, volatility or depressed prices of our class A common stock could have a similar effect on the trading price of these debentures. In addition, in the past, following periods of volatility in the overall market and the market price of a company’s securities, securities class action litigation has often been instituted against these companies. This litigation, if instituted against us, could result in substantial costs and a diversion of our management’s attention and resources.

The difference in the voting rights of our class A and our class B common stock may reduce the value and liquidity of our class A common stock.

The rights of class A and class B common stock are substantially similar, except with respect to voting, conversion and other protective provisions. The class B common stock is entitled to eight votes per share and the class A common stock is entitled to one vote per share. Following any tax-free spin-off of our shares by Cypress, our class B common stock would be freely tradable in the market. The difference in the voting rights of our class A and class B common stock could reduce the value of our class A common stock to the extent that any investor or potential future purchaser of our common stock ascribes value to the right of our class B common stock to eight votes per share. In addition, following a tax-free spin-off, we would be subject to the risk that an investor could acquire a degree of influence over our affairs disproportionate to its economic investment by accumulating class B common stock.

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

•  the ability of the board of directors to issue, without stockholder approval, up to approximately 10.0 million shares of preferred stock with terms set by the board of directors, which rights could be senior to those of common stock; and

•  in the event that Cypress distributes to its stockholders the shares of our common stock that it owns or Cypress, its successors in interest and its subsidiaries otherwise no longer collectively own shares of our common stock equal to at least 40% of the shares of all classes of our common stock then outstanding and Cypress is no longer consolidating us for accounting purposes:

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

    It is possible that we could implement additional measures that could delay or prevent a change of control in preparation for a possible tax-free spin-off by Cypress. Until such time as Cypress distributes to its stockholders the shares of our common stock that it owns or Cypress, its successor in interest and its subsidiaries otherwise collectively own less than 40% of the shares of all classes of our common stock then outstanding and Cypress is no longer consolidating us for accounting purposes, the affirmative vote of at least 75% of the then-authorized number of members of our board of directors will be required to: (1) adopt, amend or repeal our bylaws or certificate of incorporation; (2) appoint or remove our chief executive officer; (3) designate, appoint or allow for the nomination or recommendation for election by our stockholders of an individual to our board of directors; (4) change the size of our board of directors to be other than in the range of five to seven members; (5) form a committee of our board of directors or establish or change a charter, committee responsibilities or committee membership of any committee of our board of directors; (6) adopt any stockholder rights plan, “poison pill” or other similar arrangement; or (7) approve any transactions that would involve a merger, consolidation, restructuring, sale of substantially all of our assets or any of our subsidiaries or otherwise result in any person or entity obtaining control of us or any of our subsidiaries. Cypress may at any time in its sole discretion waive this requirement to obtain such a supermajority vote of our board of directors.

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

We currently have a significant amount of debt and debt service requirements. As of June 29, 2008, after giving effect to our July 2007 offering of debentures, we had $425.0 million of outstanding debt for borrowed money.

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

As of the first trading day of the third quarter in fiscal 2008, holders of the 1.25% outstanding debentures were able to exercise their right to convert the debentures any day in that fiscal quarter because the closing price of our class A common stock on at least 20 of the last 30 trading days during the fiscal quarter ending June 29, 2008 has equaled or exceeded $70.94, which represents more than 125% of the applicable conversion price for our 1.25% outstanding debentures. Because the closing price of our class A common stock on at least 20 of the last 30 trading days during the fiscal quarter ending June 29, 2008 did not equal or exceed $102.80, or 125% of the applicable conversion price governing the 0.75% outstanding debentures, holders of the 0.75% outstanding debentures are unable to exercise their right to convert the debentures, based on the stock trading price trigger, any day in the third fiscal quarter beginning on June 30, 2008. This test is repeated each fiscal quarter, and prior to August 1, 2025, holders of our outstanding debentures may only exercise their right to convert during a fiscal quarter in which this test is met. After August 1, 2025, the debentures are convertible at any time.

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

As of June 29, 2008, we had cash and cash equivalents of $189.5 million, while the aggregate outstanding principal balance due under the debentures was $425.0 million. For more information about our convertible debentures, please see “Liquidity” within “Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations.” See also “Risk Factors - We expect to continue to make significant capital expenditures, particularly in our manufacturing facilities, and if adequate funds are not available or if the covenants in our credit agreements impair our ability to raise capital when needed, our ability to expand our manufacturing capacity and our business will suffer.”

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

As of the first trading day of the third quarter in fiscal 2008, holders of the 1.25% outstanding debentures were able to exercise their right to convert the debentures any day in that fiscal quarter because the closing price of our class A common stock on at least 20 of the last 30 trading days during the fiscal quarter ending June 29, 2008 has equaled or exceeded $70.94, which represents more than 125% of the applicable conversion price for our 1.25% outstanding debentures. Because the closing price of our class A common stock on at least 20 of the last 30 trading days during the fiscal quarter ending June 29, 2008 did not equal or exceed $102.80, or 125% of the applicable conversion price governing the 0.75% outstanding debentures, holders of the 0.75% outstanding debentures are unable to exercise their right to convert the debentures, based on the stock trading price trigger, any day in the third fiscal quarter beginning on June 30, 2008. This test is repeated each fiscal quarter, and prior to August 1, 2025, holders of our outstanding debentures may only exercise their right to convert during a fiscal quarter in which the test was met. After August 1, 2025, the debentures are convertible at any time.

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

As of March 30, 2008, we had cash and cash equivalents of $189.5 million, while the aggregate outstanding principal balance due under the debentures was $425.0 million. For more information about our convertible debentures, please see “Liquidity” within “Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

As of June 29, 2008, Cypress owned all 44.5 million shares of outstanding our class B common stock, representing approximately 55% of the total outstanding shares of our common stock, or approximately 52% of such shares on a fully diluted basis after taking into account outstanding options (or 49% of such shares on a fully diluted basis after taking into account outstanding stock options and loaned shares to underwriters of our convertible indebtedness), and 90% of the voting power of our outstanding capital stock.

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

In addition, until such time as Cypress distributes to its stockholders the shares of our common stock that it owns or Cypress, its successors in interest and its subsidiaries otherwise collectively own less than 40% of the shares of all classes of our common stock then outstanding and Cypress is no longer consolidating us for accounting purposes, Cypress will have the ability to take stockholder action without the vote of any other stockholder and, by virtue of the voting power afforded the shares of our class B common stock, investors will not be able to affect the outcome of any stockholder vote during this period. As a result, Cypress will have the ability to control all matters affecting us, including:

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

Our inability to resolve any disputes that arise between us and Cypress with respect to our past and ongoing relationships may harm our business.

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

As a subsidiary of Cypress, we have relied on administrative and other resources of Cypress to operate our business. In connection with our initial public offering, we entered into various service agreements to retain the ability for specified periods to use these Cypress resources. These agreements will expire upon the earlier of November 2009 or a change of control of our company. We will need to operate our own administrative and other support systems or contract with third parties to replace Cypress’ systems. These services may not be provided at the same level as when we were a wholly owned subsidiary of Cypress, and we may not be able to obtain the same benefits that we received prior to the separation.  Any failure or significant downtime in our own administrative systems or in Cypress’ administrative systems during the transitional period could result in unexpected costs, impact our results and/or prevent us from paying our suppliers or employees and performing other administrative services on a timely basis.

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

    Cypress is not obligated to distribute to its stockholders or otherwise dispose of the shares of our class B common stock that it beneficially owns, although it might elect to do so in the future. Completion of any distribution transaction could be contingent upon, among other things, the receipt of a favorable tax ruling from the Internal Revenue Service, or IRS, and/or a favorable opinion of Cypress’ tax advisor as to the tax-free nature of such a transaction for U.S. federal income tax purposes. The provisions allowing for a tax efficient distribution may be amended by legislative or judicial interpretation in the future, affecting Cypress’ willingness to distribute or dispose of our class B common stock. In July 2008, Cypress announced that its Board of Directors had authorized management to pursue the tax-free distribution to its stockholders of our class B common stock, with the objective of having the transaction completed by the end of 2008, or sooner if possible. In August 2008, Cypress’ Board of Directors further authorized management to take additional steps in anticipation of the proposed spin-off and sell up to 3.0 million shares of SunPower class B common stock held by Cypress prior to the completion date of the proposed spin-off.

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

Cypress may not complete its proposed spin-off of our class B common stock.

    In April 2008, Cypress announced that it received a favorable ruling from the Internal Revenue Service with respect to certain tax issues relating to a potential spin-off to its stockholders of its current ownership of the class B common stock of SunPower.  In July 2008, Cypress announced that its Board of Directors had authorized management to pursue the tax-free distribution to its stockholders of our class B common stock, with the objective of having the transaction completed by the end of 2008, or sooner if possible. Cypress’ Board of Directors has not definitively determined to effect such a distribution and has not established a record date for the payment to its stockholders of a dividend of our class B common stock. The proposed distribution may not be effected for a number of reasons, including if unexpected challenges arise in connection with the necessary steps required for the distribution. In addition, Cypress’ Board of Directors may reconsider the proposed distribution under certain circumstances, including if a significant change in the trading price of either Cypress or SunPower common stock were to occur.  Any decision not to pursue the proposed distribution could adversely affect the trading price for our common stock.

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

At our Annual Meeting of Stockholders on May 8, 2008, stockholders (1) elected each of the director nominees; (2) ratified the appointment of PricewaterhouseCoopers LLP as our independent registered public accounting firm for the fiscal year ending December 28, 2008; (3) approved the Second Amended and Restated SunPower Corporation 2005 Stock Incentive Plan that (a) increased the number of shares of class A common stock reserved for issuance under the stock plan by 1,700,000, (b) provided, beginning in 2009, for the automatic annual increase in the total number of shares of class A common stock reserved for issuance under the stock plan, (c) made certain changes to the permitted qualifying criteria for performance-based equity awards under the stock plan, (d) made certain changes to the compensation of directors under the stock plan, and (e) made certain other conforming and technical amendments to the stock plan; and (4) approved the Amended and Restated SunPower Corporation Annual Key Employee Bonus Plan. Each holder of shares of class A common stock was entitled to one vote for each share of class A common stock held as of the record date of March 12, 2008, and each holder of shares of class B common stock was entitled to eight votes for each share of class B common stock held as of such date. After giving effect to the increased voting power of class B common stock, all of which was held by Cypress, the voting results were as follows:

1.	Proposal One — Election of Directors:

	Number of Votes
	For	Withheld
W. Steve Albrecht	386,310,192	1,134,550
Betsy S. Atkins	386,414,648	1,030,094
T. J. Rodgers	386,564,818	879,923
Thomas H. Werner	386,575,016	869,725
Pat Wood III	386,481,353	963,389

2.	Proposal Two — Ratification of PricewaterhouseCoopers LLP:

Number of Votes
For	Against	Abstain	Broker Non-Votes
387,043,732	121,059	279,950	0

3.	Proposal Three — Approval of the Second Amended and Restated SunPower Corporation 2005 Stock Incentive Plan:

Number of Votes
For	Against	Abstain	Broker Non-Votes
361,922,345	16,240,587	288,695	8,993,115

4.	Proposal Four — Approval of the Amended and Restated SunPower Corporation Annual Key Employee Bonus Plan:

Number of Votes
For	Against	Abstain	Broker Non-Votes
386,183,068	924,985	336,688	0

Item 6.	Exhibits

Exhibit Number	Description
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

10.1†	Fourth Amendment to Credit Agreement, dated April 4, 2008, by and between SunPower Corporation and Wells Fargo Bank, National Association.
10.2†	First Amendment to Security Agreement: Deposit Account, dated April 4, 2008, by and between SunPower Corporation and Wells Fargo Bank, National Association.
10.3†	Securities Account Control Agreement: Securities Account, dated April 4, 2008, by and between SunPower Corporation and Wells Fargo Bank, National Association.
10.4†	Addendum to Security Agreement: Securities Account, dated April 4, 2008, by and between SunPower Corporation and Wells Fargo Bank, National Association.
10.5	Joinder to Continuing Guaranty, dated April 4, 2008, by SunPower Systems SA.
10.6	Third Amendment to Lease, dated April 7, 2008, between SunPower Corporation and Cypress Semiconductor Corporation.
10.7	Amended and Restated SunPower Corporation Annual Key Employee Bonus Plan.
10.8
Second Amended and Restated SunPower Corporation 2005 Stock Incentive Plan and forms of agreements thereunder (incorporated by reference to Exhibit 4.3 to the Registrant’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on May 9, 2008).

10.9	Offer Letter, dated May 13, 2008, by and between SunPower Corporation and Marty Neese.
10.10†	First Amendment to Ingot and Wafer Agreement, dated May 14, 2008, by and between SunPower Corporation and Jiawei SolarChina Co., Ltd.
10.11	Fifth Amendment to Credit Agreement, dated May 19, 2008, by and between SunPower Corporation and Wells Fargo Bank, National Association.
10.12†	Amended and Restated Addendum to Security Agreement: Securities Account, dated May 19, 2008, between SunPower Corporation and Wells Fargo Bank National Association.
10.13	Third Amendment to Lease, dated May 23, 2008, by and between SunPower Corporation, Systems and FPOC, LLC.
31.1	Certification by Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a).
31.2	Certification by Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a).
32.1	Certification Furnished Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

A cross (†) indicates that confidential treatment has been requested for portions of the marked exhibits.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

SUNPOWER CORPORATION

Dated: August 8, 2008	By:	/s/ EMMANUEL T. HERNANDEZ

Emmanuel T. Hernandez
Chief Financial Officer

Index to Exhibits

Exhibit Number	Description
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

10.1†	Fourth Amendment to Credit Agreement, dated April 4, 2008, by and between SunPower Corporation and Wells Fargo Bank, National Association.
10.2†	First Amendment to Security Agreement: Deposit Account, dated April 4, 2008, by and between SunPower Corporation and Wells Fargo Bank, National Association.
10.3†	Securities Account Control Agreement: Securities Account, dated April 4, 2008, by and between SunPower Corporation and Wells Fargo Bank, National Association.
10.4†	Addendum to Security Agreement: Securities Account, dated April 4, 2008, by and between SunPower Corporation and Wells Fargo Bank, National Association.
10.5	Joinder to Continuing Guaranty, dated April 4, 2008, by SunPower Systems SA.
10.6	Third Amendment to Lease, dated April 7, 2008, between SunPower Corporation and Cypress Semiconductor Corporation.
10.7	Amended and Restated SunPower Corporation Annual Key Employee Bonus Plan.
10.8
Second Amended and Restated SunPower Corporation 2005 Stock Incentive Plan and forms of agreements thereunder (incorporated by reference to Exhibit 4.3 to the Registrant’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on May 9, 2008).

10.9	Offer Letter, dated May 13, 2008, by and between SunPower Corporation and Marty Neese.
10.10†	First Amendment to Ingot and Wafer Agreement, dated May 14, 2008, by and between SunPower Corporation and Jiawei SolarChina Co., Ltd.
10.11	Fifth Amendment to Credit Agreement, dated May 19, 2008, by and between SunPower Corporation and Wells Fargo Bank, National Association.
10.12†	Amended and Restated Addendum to Security Agreement: Securities Account, dated May 19, 2008, between SunPower Corporation and Wells Fargo Bank National Association.
10.13	Third Amendment to Lease, dated May 23, 2008, by and between SunPower Corporation, Systems and FPOC, LLC.
31.1	Certification by Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a).
31.2	Certification by Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a).
32.1	Certification Furnished Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

A cross (†) indicates that confidential treatment has been requested for portions of the marked exhibits.