Form 10-Q
period 2008-09-28
SUNPOWER CORP
filed 2008-11-07
CIK 867773

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________

FORM 10-Q
_____________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 28, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission file number 001-34166

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

The total number of outstanding shares of the registrant’s class A common stock as of October 31, 2008 was 43,751,699.
The total number of outstanding shares of the registrant’s class B common stock as of October 31, 2008 was 42,033,287.

SunPower Corporation

INDEX TO FORM 10-Q

Index

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

SunPower Corporation

Condensed Consolidated Balance Sheets
(In thousands, except share data)
(unaudited)

	September 28, 2008	December 30, 2007
Assets
Current assets:
Cash and cash equivalents	$256,616	$285,214
Restricted cash, current portion	47,983	—
Short-term investments	38,982	105,453
Accounts receivable, net	193,822	138,250
Costs and estimated earnings in excess of billings	56,717	39,136
Inventories	190,487	140,504
Deferred project costs	12,031	8,316
Advances to suppliers, current portion	60,082	52,277
Prepaid expenses and other current assets	62,604	33,110
Total current assets	919,324	802,260
Restricted cash, net of current portion	62,057	67,887
Long-term investments	25,017	29,050
Property, plant and equipment, net	535,945	377,994
Goodwill	196,378	184,684
Intangible assets, net	44,263	50,946
Advances to suppliers, net of current portion	84,759	108,943
Other long-term assets	59,333	31,974
Total assets	$1,927,076	$1,653,738
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$237,880	$119,869
Accounts payable to Cypress	17,839	4,854
Accrued liabilities	92,845	79,434
Billings in excess of costs and estimated earnings	9,640	69,900
Customer advances, current portion	19,941	9,250
Convertible debt	200,000	425,000
Total current liabilities	578,145	708,307
Convertible debt	225,000	—
Deferred tax liability	9,285	6,213
Customer advances, net of current portion	96,631	60,153
Other long-term liabilities	20,956	14,975
Total liabilities	930,017	789,648
Commitments and Contingencies (Note 8)
Stockholders’ Equity:
Preferred stock, $0.001 par value, 10,042,490 shares authorized; none issued and outstanding	—	—
Common stock, $0.001 par value, 375,000,000 shares authorized: 43,916,940 and 40,269,719 shares of class A common stock issued; 43,734,532 and 40,176,957 shares of class A common stock outstanding; 42,033,287 and 44,533,287 shares of class B common stock issued and outstanding, at September 28, 2008 and December 30, 2007, respectively	86	85
Additional paid-in capital	960,461	883,033
Accumulated other comprehensive income	4,411	5,762
Accumulated earnings (deficit)	39,929	(22,815)
	1,004,887	866,065
Less: shares of class A common stock held in treasury, at cost; 182,408 and 112,762 shares at September 28, 2008 and December 30, 2007, respectively	(7,828)	(1,975)
Total stockholders’ equity	997,059	864,090
Total liabilities and stockholders’ equity	$1,927,076	$1,653,738

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

SunPower Corporation

Condensed Consolidated Statements of Operations
(In thousands, except per share data)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 28, 2008	September 30, 2007	September 28, 2008	September 30, 2007
Revenue:
Systems	$193,330	$157,734	$642,774	$340,266
Components	184,170	76,600	391,178	210,181
Total revenue	377,500	234,334	1,033,952	550,447
Costs and expenses:
Cost of systems revenue	158,730	135,111	511,080	289,095
Cost of components revenue	113,149	60,818	270,901	160,730
Research and development	6,049	3,902	15,504	9,659
Sales, general and administrative	46,075	27,708	123,141	76,188
Purchased in-process research and development	—	—	—	9,575
Impairment of acquisition-related intangibles	—	—	—	14,068
Total costs and expenses	324,003	227,539	920,626	559,315
Operating income (loss)	53,497	6,795	113,326	(8,868)
Other income (expense):
Interest income	2,650	4,609	9,086	8,789
Interest expense	(1,411)	(1,372)	(4,286)	(3,576)
Other, net	(3,560)	(205)	(5,513)	(448)
Other income (expense), net	(2,321)	3,032	(713)	4,765
Income (loss) before income taxes	51,176	9,827	112,613	(4,103)
Income tax provision (benefit)	29,797	1,396	49,869	(8,429)
Net income	$21,379	$8,431	$62,744	$4,326
Net income per share:
Basic	$0.27	$0.11	$0.79	$0.06
Diluted	$0.25	$0.10	$0.75	$0.05
Weighted-average shares:
Basic	80,465	77,693	79,614	75,516
Diluted	84,488	82,610	84,061	80,526

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

SunPower Corporation

Condensed Consolidated Statements of Cash Flows
(In thousands)
(unaudited)

	Nine Months Ended
	September 28, 2008	September 30, 2007 Note 1
Cash flows from operating activities:
Net income	$62,744	$4,326
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Stock-based compensation	52,026	37,197
Depreciation	35,595	17,727
Amortization of intangible assets	12,552	21,408
Impairment of acquisition-related intangibles	—	14,068
Purchased in-process research and development	—	9,575
Impairment of long-lived assets	2,203	—
Impairment of investments	933	—
Amortization of debt issuance costs	972	999
Share in loss (earnings) of joint venture	(4,006)	214
Excess tax benefits from stock-based award activity	(33,899)	—
Deferred income taxes and other tax liabilities	48,333	(10,532)
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	(55,324)	10,347
Costs and estimated earnings in excess of billings	(17,700)	(69,766)
Inventories	(44,568)	(48,028)
Prepaid expenses and other assets	(29,636)	(8,276)
Deferred project costs	(3,733)	14,637
Advances to suppliers	19,102	(33,560)
Accounts payable and other accrued liabilities	63,528	1,933
Accounts payable to Cypress	12,985	(1,029)
Billings in excess of costs and estimated earnings	(60,064)	(17,490)
Customer advances	45,884	29,803
Net cash provided by (used in) operating activities	107,927	(26,447)
Cash flows from investing activities:
Increase in restricted cash	(42,153)	(24,492)
Purchases of property, plant and equipment	(150,302)	(154,590)
Purchases of available-for-sale securities	(65,748)	(58,570)
Proceeds from sales or maturities of available-for-sale securities	133,948	16,496
Cash paid for acquisitions, net of cash acquired	(18,311)	(98,645)
Cash paid for investments in joint ventures and other private companies	(24,625)	—
Net cash used in investing activities	(167,191)	(319,801)
Cash flows from financing activities:
Proceeds from exercises of stock options	3,786	6,868
Excess tax benefits from stock-based award activity	33,899	—
Purchases of stock for tax withholding obligations on vested restricted stock	(5,853)	—
Proceeds from issuance of common stock, net	—	167,379
Proceeds from issuance of convertible debt	—	425,000
Convertible debt issuance costs	—	(10,942)
Principal payments on line of credit and notes payable	—	(3,563)
Net cash provided by financing activities	31,832	584,742
Effect of exchange rate changes on cash and cash equivalents	(1,166)	3,087
Net increase (decrease) in cash and cash equivalents	(28,598)	241,581
Cash and cash equivalents at beginning of period	285,214	165,596
Cash and cash equivalents at end of period	$256,616	$407,177

Non-cash transactions:
Additions to property, plant and equipment acquired under accounts payable and other accrued liabilities	$46,780	$7,890
Change in goodwill relating to adjustments to acquired net assets	231	1,798
Issuance of common stock for purchase acquisition	3,054	111,266
Stock options assumed in relation to acquisition	—	21,280

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

SunPower Corporation

Notes to Condensed Consolidated Financial Statements
(unaudited)

Note 1. THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company

SunPower Corporation (together with its subsidiaries, the “Company” or “SunPower”) was originally incorporated in the State of California on April 24, 1985. In October 1988, the Company organized as a business venture to commercialize high-efficiency solar cell technologies. The Company designs, manufactures and markets high-performance solar electric power technologies. The Company’s solar cells and solar panels are manufactured using proprietary processes and technologies based on more than 15 years of research and development. The Company’s solar power products are sold through its components and systems business segments.

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

In February 2007, the Company issued $200.0 million in principal amount of its 1.25% senior convertible debentures to Lehman Brothers Inc. (“Lehman Brothers”) and lent approximately 2.9 million shares of its class A common stock to Lehman Brothers International (Europe) Limited (“LBIE”). Net proceeds from the issuance of senior convertible debentures in February 2007 were $194.0 million. The Company did not receive any proceeds from the approximately 2.9 million loaned shares of its class A common stock, but received a nominal lending fee. On September 15, 2008, Lehman Brothers Holding Inc. (“Lehman”), filed a petition for protection under Chapter 11 of the U.S. bankruptcy code, and LBIE commenced administration proceedings (analogous to bankruptcy) in the United Kingdom (see Note 10). In July 2007, the Company issued $225.0 million in principal amount of its 0.75% senior convertible debentures to Credit Suisse Securities (USA) LLC (“Credit Suisse”) and lent approximately 1.8 million shares of its class A common stock to Credit Suisse International (“CSI”). Net proceeds from the issuance of senior convertible debentures in July 2007 were $220.1 million. The Company did not receive any proceeds from the approximately 1.8 million loaned shares of class A common stock, but received a nominal lending fee (see Note 10).

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

Cypress Semiconductor Corporation (“Cypress”) made a significant investment in the Company in 2002. On November 9, 2004, Cypress completed a reverse triangular merger with the Company in which all of the outstanding minority equity interest of SunPower was retired, effectively giving Cypress 100% ownership of all of the Company’s then outstanding shares of capital stock but leaving its unexercised warrants and options outstanding. After completion of the Company’s IPO in November 2005, Cypress held, in the aggregate, approximately 52.0 million shares of class B common stock. On May 4, 2007 and August 18, 2008, Cypress completed the sale of 7.5 million shares and 2.5 million shares, respectively, of the Company’s class B common stock in offerings pursuant to Rule 144 of the Securities Act. Such shares converted to 10.0 million shares of class A common stock upon the sale. The Company was a majority-owned subsidiary of Cypress through the third quarter ended September 28, 2008. As of September 28, 2008, Cypress owned approximately 42.0 million shares of the Company’s class B common stock, which represented approximately 50.1% of the total outstanding shares of the Company’s common stock, or approximately 47.4% of such shares on a fully diluted basis after taking into account outstanding stock options (or 46.5% of such shares on a fully diluted basis after taking into account outstanding stock options and approximately 1.8 million shares lent to an affiliate of Credit Suisse), and 88.5% of the voting power of the Company’s total outstanding common stock. After the close of trading on the New York Stock Exchange on September 29, 2008, Cypress completed a spin-off of all of its shares of the Company’s class B common stock, in the form of a pro rata dividend to the holders of record as of September 17, 2008 of Cypress common stock. As a result, the Company’s class B common stock now trades publicly and is listed on the Nasdaq Global Select Market, along with the Company’s class A common stock.

Index

The condensed consolidated financial statements include purchases of goods and services from Cypress, including wafers, employee benefits and other Cypress corporate services and infrastructure costs. The expenses allocations have been determined based on a method that Cypress and the Company considered to be a reasonable reflection of the utilization of services provided or the benefit received by the Company. See Note 2 for additional information on the transactions with Cypress.

The Company is subject to a number of risks and uncertainties including, but not limited to, an industry-wide shortage of polysilicon, potential downward pressure on product pricing as new polysilicon manufacturers begin operating and the worldwide supply of solar cells and panels increases, the possible reduction or elimination of government and economic incentives that encourage industry growth, the challenges of achieving its goal to reduce costs of installed solar systems by 50% by 2012 to maintain competitiveness, the continued availability of third-party financing for the Company’s customers, difficulties in maintaining or increasing the Company’s growth rate and managing such growth, and accurately predicting warranty claims.

Summary of Significant Accounting Policies

Fiscal Years

The Company reports on a fiscal-year basis and ends its quarters on the Sunday closest to the end of the applicable calendar quarter, except in a 53-week fiscal year, in which case the additional week falls into the fourth quarter of that fiscal year. Both fiscal 2008 and 2007 consist of 52 weeks. The third quarter of fiscal 2008 ended on September 28, 2008 and the third quarter of fiscal 2007 ended on September 30, 2007.

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

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Significant estimates in these financial statements include the “percentage-of-completion” revenue recognition method for construction projects, allowances for doubtful accounts receivable and sales returns, inventory write-downs, estimates for future cash flows and economic useful lives of property, plant and equipment, asset impairments, valuation of auction rate securities, certain money market funds, certain accrued liabilities including accrued warranty reserves and income taxes and tax valuation allowances. Actual results could differ from those estimates.

In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, which the Company believes are necessary for a fair statement of the Company’s financial position as of September 28, 2008 and its results of operations for the three and nine months ended September 28, 2008 and September 30, 2007 and its cash flows for the nine months ended September 28, 2008 and September 30, 2007. These condensed consolidated financial statements are not necessarily indicative of the results to be expected for the entire year.

Recent Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141(R)”), which replaces SFAS No. 141, "Business Combinations" ("SFAS No. 141"). SFAS No. 141(R) will significantly change the accounting for business combinations in a number of areas including the treatment of contingent consideration, contingencies, acquisition costs, in-process research and development and restructuring costs. In addition, under SFAS No. 141(R), changes in deferred tax asset valuation allowances and acquired income tax uncertainties in a business combination after the measurement period will impact income tax expense. SFAS No. 141(R) is effective for fiscal years beginning after December 15, 2008 and will be adopted by the Company for any purchase business combinations consummated subsequent to December 28, 2008.

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

In February 2008, the FASB issued FASB Staff Position (“FSP”) No. FAS 157-2, “Effective Date of FASB Statement No. 157” (“FSP 157-2”). FSP 157-2 deferred the effective date of SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”), for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis, until fiscal years beginning after November 15, 2008. With the exception of investments and foreign currency derivatives held, this deferral makes SFAS No. 157 effective for the Company beginning in the first quarter of fiscal 2009. The Company is currently evaluating the potential impact, if any, of the adoption of SFAS No. 157 on measurement of fair value of its nonfinancial assets, including goodwill, and nonfinancial liabilities.

Index

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

In April 2008, the FASB issued FSP FAS No. 142-3, “Determination of Useful Life of Intangible Assets” (“FSP 142-3”), which amends the factors that should be considered in developing the renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS 142, “Goodwill and Other Intangible Assets.” FSP 142-3 also requires expanded disclosure related to the determination of intangible asset useful lives. FSP 142-3 is effective for fiscal years beginning after December 15, 2008. The Company is currently evaluating the potential impact, if any, of the adoption of FSP 142-3 on its financial position, results of operations and disclosures.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS No. 162”), which identifies the sources of accounting principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with U.S. GAAP. This Statement is effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.” The Company currently adheres to the hierarchy of U.S. GAAP as presented in SFAS No. 162 and the adoption of SFAS No. 162 during the three months ended September 28, 2008 did not have a material impact on its financial position, results of operations and disclosures.

In May 2008, the FASB issued FSP APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“FSP APB 14-1”), which clarifies the accounting for convertible debt instruments that may be settled in cash upon conversion, including partial cash settlement. FSP APB 14-1 significantly impacts the accounting for instruments commonly referred to as Instruments B, Instruments C and Instruments X from Emerging Issue Task Force (“EITF”) Issue No. 90-19, “Convertible Bonds with Issuer Option to Settle for Cash upon Conversion” (“EITF 90-19”), and any other convertible debt instruments that allow settlement in any combination of cash and shares at the issuer’s option. The new guidance requires the issuer to separately account for the liability and equity components of the instrument in a manner that reflects interest expense equal to the issuer’s non-convertible debt borrowing rate. FSP APB 14-1 is effective for fiscal years and interim periods beginning after December 15, 2008, and retrospective application will be required for all periods presented. The new guidance may have a significant impact on the Company’s outstanding convertible debt balance of $425.0 million, potentially resulting in significantly higher non-cash interest expense on its convertible debt (see Note 10). The Company is currently evaluating the potential impact of the new guidance on its results of operations and financial condition.

In October 2008, the FASB issued FSP FAS No. 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (“FSP 157-3”), which demonstrated how the fair value of a financial asset is determined when the market for that financial asset is inactive. FSP 157-3 is applicable to the valuation of auction rate securities held by the Company for which there was no active market as of September 28, 2008. FSP 157-3 was effective upon issuance, including prior periods for which financial statements had not been issued (see Note 5). The adoption of FSP 157-3 during the three months ended September 28, 2008 did not have a material impact on the Company’s consolidated results of operations or financial condition.

Revision of Statement of Cash Flow Presentation Related to Purchases of Property, Plant and Equipment

The Company has changed its Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2007 to exclude the impact of purchases of property, plant and equipment that remain unpaid and as such are included in “accounts payable and other accrued liabilities” at the end of the reporting period. Historically, changes in “accounts payable and other accrued liabilities” related to such purchases were included in cash flows from operations, while the investing activity caption "Purchase of property, plant and equipment" included these purchases. As these unpaid purchases do not reflect cash transactions, the Company has revised its cash flow presentations to exclude them. The correction resulted in an increase to the previously reported amount of cash used for operating activities of $7.9 million in the nine months ended September 30, 2007, resulting from a reduction in the amount of cash provided from the change in accounts payable and other accrued liabilities in that period. The corresponding correction in the investing section was to decrease cash used for investing activities by $7.9 million in the nine months ended September 30, 2007, as a result of the reduction in the amount of cash used for purchases of property, plant and equipment in that period. These corrections had no impact on previously reported results of operations, working capital or stockholders’ equity of the Company. The Company concluded that these corrections were not material to any of its previously issued condensed consolidated financial statements, based on SEC Staff Accounting Bulletin No. 99-Materiality.

Index

Note 2. TRANSACTIONS WITH CYPRESS

Purchases of Imaging and Infrared Detector Products from Cypress

The Company purchased fabricated semiconductor wafers from Cypress at intercompany prices consistent with Cypress’s internal transfer pricing methodology. In December 2007, Cypress announced the planned closure of its Texas wafer fabrication facility that manufactured the Company’s imaging and infrared detector products. The planned closure is expected to be completed in the fourth quarter of fiscal 2008. The Company evaluated its alternatives relating to the future plans for this business and decided to wind-down its activities related to the imaging detector product line in the first quarter of fiscal 2008. Accordingly, in the three months ended March 30, 2008, cost of revenue included a $2.2 million impairment charge to long-lived assets primarily related to manufacturing equipment located in the Texas wafer fabrication facility. The Company did not purchase wafers from Cypress in the second and third quarters of fiscal 2008. Wafer purchases totaled $0.6 million for the nine months ended September 28, 2008 and $0.7 million and $3.8 million for the three and nine months ended September 30, 2007, respectively.

Administrative Services Provided by Cypress

Cypress seconded employees and consultants to the Company for different time periods for which the Company paid their fully-burdened compensation. In addition, Cypress personnel rendered services to the Company to assist with administrative functions such as employee benefits and other Cypress corporate services and infrastructure. Cypress billed the Company for a portion of the Cypress employees’ fully-burdened compensation. In the case of the Philippines subsidiary, which entered into a services agreement for such secondments and other consulting services in January 2005, the Company paid the fully burdened compensation plus 10%. The amounts that the Company has recorded as general and administrative expenses in the accompanying statements of operations for these services was approximately $0.7 million and $2.8 million for the three and nine months ended September 28, 2008, respectively, and $0.5 million and $1.2 million for the three and nine months ended September 30, 2007, respectively.

Leased Facility in the Philippines

In 2003, the Company and Cypress reached an understanding that the Company would build out and occupy a building owned by Cypress for its solar cell manufacturing facility in the Philippines. The Company entered into a lease agreement for this facility and a sublease for the land under which the Company paid Cypress at a rate equal to the cost to Cypress for that facility (including taxes, insurance, repairs and improvements). Under the lease agreement, the Company had the right to purchase the facility and assume the lease for the land from Cypress at any time at Cypress’s original purchase price of approximately $8.0 million, plus interest computed on a variable index starting on the date of purchase by Cypress until the sale to the Company, unless such purchase option was exercised after a change of control of the Company, in which case the purchase price would be at a market rate, as reasonably determined by Cypress. In May 2008, the Company exercised its right to purchase the facility from Cypress and assumed the lease for the land from an unaffiliated third party for a total purchase price of $9.5 million. The lease for the land expires in May 2048 and is renewable for an additional 25 years. Rent expense paid to Cypress for this building and land was approximately zero and $0.1 million for the three and nine months ended September 28, 2008, respectively, and $0.1 million and $0.2 million for the three and nine months ended September 30, 2007, respectively.

Leased Headquarters Facility in San Jose, California

In May 2006, the Company entered into a lease agreement for its 43,732 square foot headquarters, which is located in a building owned by Cypress in San Jose, California, for $6.0 million over the five-year term of the lease. In August 2008, the Company amended the lease agreement, increasing the rentable square footage and the total lease obligations to 55,594 and $7.2 million, respectively, over the five-year term of the lease. In the event Cypress decides to sell the building, the Company has the right of first refusal to purchase the building at a fair market price which will be based on comparable sales in the area. Rent expense paid to Cypress for this facility was approximately $0.4 million and $1.1 million for the three and nine months ended September 28, 2008, respectively, and $0.3 million and $0.9 million for the three and nine months ended September 30, 2007, respectively.

Employee Matters Agreement

In October 2005, the Company entered into an employee matters agreement with Cypress to allocate assets, liabilities and responsibilities relating to its current and former U.S. and international employees and its participation in the employee benefits plans that Cypress sponsored and maintained. In July 2008, the Company transferred all accounts in the Cypress 401(k) Plan held by the Company’s employees to its recently established SunPower 401(k) Savings Plan. In September 2008, all of the Company’s eligible employees began participating in SunPower’s own health and welfare plans and no longer participate in the Cypress health and welfare plans. In connection with Cypress’ spin-off of its shares of the Company’s class B common stock, the Company and Cypress agreed to terminate the employee matters agreement.

Index

Indemnification and Insurance Matters Agreement

The Company will indemnify Cypress and its affiliates, agents, successors and assigns from all liabilities arising from environmental conditions: existing on, under, about or in the vicinity of any of the Company’s facilities, or arising out of operations occurring at any of the Company’s facilities, including its California facilities, whether prior to or after Cypress’s spin-off of the Company’s class B common stock held by Cypress; existing on, under, about or in the vicinity of the Philippines facility which the Company occupies, or arising out of operations occurring at such facility, whether prior to or after the separation, to the extent that those liabilities were caused by the Company; arising out of hazardous materials found on, under or about any landfill, waste, storage, transfer or recycling site and resulting from hazardous materials stored, treated, recycled, disposed or otherwise handled by any of the Company’s operations or the Company’s California and Philippines facilities prior to the separation; and arising out of the construction activity conducted by or on behalf of us at Cypress’s Texas facility.

The indemnification and insurance matters agreement also contains provisions governing the Company’s insurance coverage, which was under the Cypress insurance policies. As of September 29, 2008, the Company has obtained its own separate policies for the coverage previously provided under the indemnification and insurance matters agreement.

Tax Sharing Agreement

The Company has entered into a tax sharing agreement with Cypress providing for each of the party’s obligations concerning various tax liabilities. The tax sharing agreement is structured such that Cypress will pay all federal, state, local and foreign taxes that are calculated on a consolidated or combined basis (while being a member of Cypress’s consolidated or combined group pursuant to federal, state, local and foreign tax law). The Company’s portion of such tax liability or benefit will be determined based upon its separate return tax liability as defined under the tax sharing agreement. Such liability or benefit will be based on a pro forma calculation as if the Company were filing a separate income tax return in each jurisdiction, rather than on a combined or consolidated basis with Cypress subject to adjustments as set forth in the tax sharing agreement.

On June 6, 2006, the Company ceased to be a member of Cypress’s consolidated group for federal income tax purposes and certain state income tax purposes. On September 29, 2008, the Company ceased to be a member of Cypress’s combined group for all state income tax purposes. To the extent that the Company becomes entitled to utilize on the Company’s separate tax returns portions of those credit or loss carryforwards existing as of such date, the Company will distribute to Cypress the tax effect, estimated to be 40% for federal income tax purposes, of the amount of such tax loss carryforwards so utilized, and the amount of any credit carryforwards so utilized. The Company will distribute these amounts to Cypress in cash or in the Company’s shares, at the Company’s option. As of December 30, 2007, the Company has $44.0 million of federal net operating loss carryforwards and approximately $73.5 million of California net operating loss carryforwards meaning that such potential future payments to Cypress, which would be made over a period of several years, would therefore aggregate approximately $19.1 million.

The majority of these net operating loss carryforwards were created by employee stock transactions. Because there is uncertainty as to the realizability of these loss carryforwards, the portion created by employee stock transactions are not reflected on the Company’s Condensed Consolidated Balance Sheets.

Upon completion of its follow-on public offering of common stock in June 2006, the Company was no longer considered to be a member of Cypress’s consolidated group for federal income tax purposes. Upon completion of the spin-off on September 29, 2008, the Company is no longer considered to be a member of Cypress’s combined group for state income tax purposes. Accordingly, the Company will be subject to the obligations payable to Cypress for any federal income tax credit or loss carryforwards utilized in its federal tax returns in subsequent periods, as explained in the preceding paragraph.

The Company will continue to be jointly and severally liable for any tax liability as governed under federal, state and local law during all periods in which it is deemed to be a member of the Cypress consolidated or combined group. Accordingly, although the tax sharing agreement allocates tax liabilities between Cypress and all its consolidated subsidiaries, for any period in which the Company is included in Cypress’s consolidated group, the Company could be liable in the event that any federal tax liability was incurred, but not discharged, by any other member of the group.

Subject to certain caveats, Cypress has obtained a ruling from the Internal Revenue Service (“IRS”) to the effect that the distribution by Cypress of the Company’s class B common stock to Cypress stockholders qualified as a tax-free distribution under Section 355 of the Internal Revenue Code (the “Code”). Despite such ruling, the distribution may nonetheless be taxable to Cypress under Section 355(e) of the Code if 50% or more of the Company’s voting power or economic value is acquired as part of a plan or series of related transactions that includes the distribution of the Company’s stock. The tax sharing agreement includes the Company’s obligation to indemnify Cypress for any liability incurred as a result of issuances or dispositions of the Company’s stock after the distribution, other than liability attributable to certain dispositions of the Company’s stock by Cypress, that cause Cypress’s distribution of shares of the Company’s stock to its stockholders to be taxable to Cypress under Section 355(e) of the Code.

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

Index

In connection with Cypress’ spin-off of its shares of the Company’s class B common stock, the Company and Cypress, on August 12, 2008, entered into an Amendment No. 1 to Tax Sharing Agreement (the “Amended Tax Sharing Agreement”) to address certain transactions that may affect the tax treatment of the spin-off and certain other matters.

Under the Amended Tax Sharing Agreement, the Company is required to provide notice to Cypress of certain transactions that could give rise to the Company’s indemnification obligation relating to taxes resulting from the application of Section 355(e) of the Code or similar provision of other applicable law to the spin-off as a result of one or more acquisitions (within the meaning of Section 355(e)) of the Company’s stock after the spin-off. An acquisition for these purposes includes any such acquisition attributable to a conversion of any or all of the Company’s class B common stock to class A common stock or any similar recapitalization transaction or series of related transactions (a “Recapitalization”). The Company is not required to indemnify Cypress for any taxes which would result solely from (A) issuances and dispositions of the Company’s stock prior to the spin-off and (B) any acquisition of the Company’s stock by Cypress after the spin-off.

Under the Amended Tax Sharing Agreement, the Company also agreed that, for a period of 25 months following the spin-off, it will not (i) effect a Recapitalization or (ii) enter into or facilitate any other transaction resulting in an acquisition (within the meaning of Section 355(e) of the Code) of the Company’s stock without first obtaining the written consent of Cypress; provided, the Company is not required to obtain Cypress’s consent unless such transaction (either alone or when taken together with one or more other transactions entered into or facilitated by the Company consummated after August 4, 2008 and during the 25-month period following the spin-off) would involve the acquisition for purposes of Section 355(e) of the Code after August 4, 2008 of more than 25% of the Company’s outstanding shares of common stock. In addition, the requirement to obtain Cypress’s consent does not apply to (A) any acquisition of the Company’s stock that will qualify under Treasury Regulation Section 1.355-7(d)(8) in connection with the performance of services, (B) any acquisition of the Company’s stock for which it furnishes to Cypress prior to such acquisition an opinion of counsel and supporting documentation, in form and substance reasonably satisfactory to Cypress (a “Tax Opinion”), that such acquisition will qualify under Treasury Regulation Section 1.355-7(d)(9), (C) an acquisition of the Company’s stock (other than involving a public offering) for which the Company furnishes to Cypress prior to such acquisition a Tax Opinion to the effect that such acquisition will qualify under the so-called “super safe harbor” contained in Treasury Regulation Section 1.355-7(b)(2) or (D) the adoption by the Company of a standard stockholder rights plan. The Company further agreed that it will not (i) effect a Recapitalization during the 36 month period following the spin-off without first obtaining a Tax Opinion to the effect that such Recapitalization (either alone or when taken together with any other transaction or transactions) will not cause the spin-off to become taxable under Section 355(e), or (ii) seek any private ruling, including any supplemental private ruling, from the IRS with regard to the spin-off, or any transaction having any bearing on the tax treatment of the spin-off, without the prior written consent of Cypress.

Note 3. BUSINESS COMBINATIONS, GOODWILL AND INTANGIBLE ASSETS

Business Combinations

PowerLight

In January 2007, the Company completed the acquisition of PowerLight (subsequently renamed SunPower Corporation, Systems). Of the total consideration issued for the acquisition, approximately $23.7 million in cash and approximately 0.7 million shares of its class A common stock, with a total aggregate value of $118.1 million as of December 30, 2007, were held in escrow as security for the indemnification obligations of certain former PowerLight stockholders.

In January 2008, following the first anniversary of the acquisition date, the Company authorized the release of approximately one-half of the original escrow amount, leaving in escrow approximately $12.9 million in cash and approximately 0.4 million shares of its class A common stock, with a total aggregate value of $38.6 million as of September 28, 2008. The Company’s rights to recover damages under several provisions of the acquisition agreement also expired on the first anniversary of the acquisition date. As a result, the Company is now entitled to recover only limited types of losses, and any recovery will be limited to the amount available in the escrow fund at the time of a claim. The remaining amount in the escrow fund will be progressively reduced to zero on each anniversary of the acquisition date over a period of four years.

Solar Solutions

In January 2008, the Company completed the acquisition of Solar Solutions, a solar systems integration and product distribution company based in Italy. Solar Solutions was a division of Combigas S.r.l., a petroleum products trading firm. Active since 2002, Solar Solutions distributes components such as solar panels and inverters, and offers turnkey solar power systems and standard system kits via a network of dealers throughout Italy. Prior to the acquisition, Solar Solutions had been a customer of the Company since fiscal 2006. As a result of the acquisition, Solar Solutions became a wholly-owned subsidiary of the Company. In connection with the acquisition, the Company changed Solar Solutions’ name to SunPower Italia S.r.l. (“SunPower Italia”). The acquisition of SunPower Italia was not material to the Company’s financial position or results of operations.

Index

Solar Sales Pty. Ltd. (“Solar Sales”)

In July 2008, the Company completed the acquisition of Solar Sales, a solar systems integration and product distribution company based in Australia. Solar Sales distributes components such as solar panels and inverters via a national network of dealers throughout Australia, and designs, builds and commissions large-scale commercial systems. Prior to the acquisition, Solar Sales had been a customer of the Company since fiscal 2005. As a result of the acquisition, Solar Sales became a wholly-owned subsidiary of the Company. In connection with the acquisition, the Company changed Solar Sales’ name to SunPower Corporation Australia Pty. Ltd. (“SunPower Australia”). The acquisition of SunPower Australia was not material to the Company’s financial position or results of operations.

Goodwill

The following table presents the changes in the carrying amount of goodwill under the Company's reportable business segments:

(In thousands)	Components Business Segment	Systems Business Segment	Total
As of December 30, 2007	$2,883	$181,801	$184,684
Goodwill acquired	11,688	—	11,688
Adjustments	6	—	6
As of September 28, 2008	$14,577	$181,801	$196,378

Changes to goodwill during the nine months ended September 28, 2008 resulted from the acquisitions of SunPower Italia and SunPower Australia. Approximately $11.7 million had been allocated to goodwill within the components segment, which represents the excess of the purchase price over the fair value of the underlying net tangible and intangible assets of SunPower Italia and SunPower Australia. SunPower Italia is a Euro functional currency subsidiary and SunPower Australia is an Australian dollar functional currency subsidiary. Therefore, the Company records a translation adjustment for the revaluation of the subsidiary’s goodwill and intangible assets into U.S. dollar. As of September 28, 2008, the cumulative translation adjustment decreased the balance of goodwill by $0.2 million. Also during the nine months ended September 28, 2008, the Company recorded an adjustment to increase goodwill by $0.2 million to adjust the value of acquired investments.

In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” (“SFAS No. 142”), goodwill will not be amortized but instead will be tested for impairment at least annually, or more frequently if certain indicators are present. The Company conducts its annual impairment test of goodwill as of the Sunday closest to the end of the third calendar quarter of each year. Based on its last impairment test as of September 28, 2008, the Company determined there was no impairment. In the event that management determines that the value of goodwill has become impaired, the Company will incur an accounting charge for the amount of the impairment during the fiscal quarter in which the determination is made.

Intangible Assets

The following tables present details of the Company's acquired identifiable intangible assets:

(In thousands)	Gross	Accumulated Amortization	Net
As of September 28, 2008
Patents and purchased technology	$51,398	$(28,649)	$22,749
Tradenames	2,600	(1,463)	1,137
Backlog	11,787	(11,787)	—
Customer relationships and other	27,993	(7,616)	20,377
	$93,778	$(49,515)	$44,263

As of December 30, 2007
Patents and purchased technology	$51,398	$(20,630)	$30,768
Tradenames	1,603	(808)	795
Backlog	11,787	(11,460)	327
Customer relationships and other	23,193	(4,137)	19,056
	$87,981	$(37,035)	$50,946

Index

In connection with the acquisitions of SunPower Italia and SunPower Australia, the Company recorded $6.2 million of intangible assets less $0.4 million of cumulative translation adjustment for acquired intangibles in the nine months ended September 28, 2008. In connection with the acquisition of SP Systems, the Company recorded $79.5 million of intangible assets in the first quarter of fiscal 2007, of which $15.5 million was related to the PowerLight tradename. The determination of the fair value and useful life of the tradename was based on the Company’s strategy of continuing to market its systems products and services under the PowerLight brand. Based on the Company’s change in branding strategy and changing PowerLight’s name to SunPower Corporation, Systems, during the quarter ended July 1, 2007, the Company recognized an impairment charge of $14.1 million, which represented the net book value of the PowerLight tradename.

All of the Company’s acquired identifiable intangible assets are subject to amortization. Aggregate amortization expense for intangible assets totaled $4.2 million and $12.6 million for the three and nine months ended September 28, 2008, respectively, and $6.9 million and $21.4 million for the three and nine months ended September 30, 2007, respectively. As of September 28, 2008, the estimated future amortization expense related to intangible assets is as follows (in thousands):

2008 (remaining three months)	$4,263
2009	16,476
2010	14,874
2011	4,638
2012	3,907
Thereafter	105
$44,263

Note 4. BALANCE SHEET COMPONENTS

(In thousands)	September 28, 2008	December 30, 2007
Accounts receivable, net:
Accounts receivable, gross	$195,347	$139,991
Less: Allowance for doubtful accounts	(1,357)	(1,373)
Less: Allowance for sales returns	(168)	(368)
	$193,822	$138,250

Costs and estimated earnings in excess of billings on contracts in progress and billings in excess of costs and estimated earnings on contracts in progress consists of the following:
Costs and estimated earnings in excess of billings on contracts in progress	$56,717	$39,136
Billings in excess of costs and estimated earnings on contracts in progress	(9,640)	(69,900)
	$47,077	$(30,764)
Contracts in progress:
Costs incurred to date	$824,632	$481,340
Estimated earnings to date	269,290	145,643
Contract revenue earned to date	1,093,922	626,983
Less: Billings to date, including earned incentive rebates	(1,046,845)	(657,747)
	$47,077	$(30,764)
Inventories:
Raw materials(1)	$89,130	$89,604
Work-in-process	23,860	2,027
Finished goods	77,497	48,873
	$190,487	$140,504
(1) In addition to polysilicon and other raw materials for solar cell manufacturing, raw materials includes solar panels purchased from third-party vendors and installation materials for systems projects.

Prepaid expenses and other current assets:
VAT receivables, current portion	$17,429	$7,266
Deferred tax assets, current portion	7,413	8,437
Other receivables	24,794	9,946
Other prepaid expenses	12,968	7,461
	$62,604	$33,110

Index

(In thousands)	September 28, 2008	December 30, 2007
Property, plant and equipment, net:
Land and buildings	$8,923	$7,482
Manufacturing equipment	301,684	194,963
Computer equipment	22,691	12,399
Furniture and fixtures	4,338	2,648
Leasehold improvements	131,801	113,801
Construction-in-process (manufacturing facility in the Philippines)	150,301	99,945
	619,738	431,238
Less: Accumulated depreciation(2)	(83,793)	(53,244)
	$535,945	$377,994
(2) Total depreciation expense was $13.6 million and $35.6 million for the three and nine months ended September 28, 2008, respectively, and $6.2 million and $17.7 million for the three and nine months ended September 30, 2007, respectively.

Other long-term assets:
VAT receivable, net of current portion	$14,274	$24,269
Investments in joint ventures	18,935	5,304
Note receivable(3)	10,000	—
Other	16,124	2,401
	$59,333	$31,974
(3) In June 2008, the Company loaned $10.0 million to a third-party private company pursuant to a three-year interest-bearing note receivable that is convertible into equity at the Company’s option.

Accrued liabilities:
VAT payables	$15,331	$18,138
Employee compensation and employee benefits	15,533	15,338
Income taxes payable	20,411	11,106
Warranty reserves	15,359	10,502
Foreign exchange derivative liability	170	8,920
Other	26,041	15,430
	$92,845	$79,434

Note 5. INVESTMENTS

On December 31, 2007, the Company adopted SFAS No. 157, which refines the definition of fair value, provides a framework for measuring fair value and expands disclosures about fair value measurements. The Company’s adoption of SFAS No. 157 was limited to its financial assets and financial liabilities, as permitted by FSP 157-2. The Company does not have any nonfinancial assets or nonfinancial liabilities that are recognized or disclosed at fair value in its condensed consolidated financial statements on a recurring basis.

Assets Measured at Fair Value on a Recurring Basis

SFAS No. 157 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy assigns the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities ("Level 1") and the lowest priority to unobservable inputs ("Level 3"). Level 2 measurements are inputs that are observable for assets or liabilities, either directly or indirectly, other than quoted prices included within Level 1. The following table presents information about the Company’s available-for-sale securities under SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS No. 115”) measured at fair value on a recurring basis as of September 28, 2008 and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value in accordance with the provisions of SFAS No. 157:

Index

(In thousands)	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of September 28, 2008
Asset
Money market funds	$105,304	$—	$25,744	$131,048
Corporate securities	202,599	25,136	25,017	252,752
Total available-for-sale securities	$307,903	$25,136	$50,761	$383,800

Available-for-sale securities utilizing Level 3 inputs to determine fair value are comprised of investments in money market funds totaling $25.7 million and auction rate securities held totaling $25.0 million at September 28, 2008. Investments in money market funds consist of the Company’s investments in the Reserve Primary Fund and the Reserve International Liquidity Fund (collectively referred to as the "Reserve Funds"). The net asset value for the Reserve Funds fell below $1.00 because the funds had investments in Lehman, which filed for bankruptcy on September 15, 2008. As a result of this event, the Reserve Funds wrote down their investments in Lehman to zero. The Company has estimated the loss on the Reserve Funds to be approximately $0.9 million based on an evaluation of the fair value of the securities held by the Reserve Funds and the net asset value that was last published by the Reserve Funds before the funds suspended redemptions. The Company recorded an impairment charge of $0.9 million in “Other, net” in its Condensed Consolidated Statements of Operations, thereby establishing a new cost basis for each fund.

The Company’s money market fund instruments are classified within Level 1 of the fair value hierarchy because they are valued using quoted prices for identical instruments in active markets. However, the Company conducted its fair value assessment of the Reserve Funds using Level 2 and Level 3 inputs. Management has reviewed the Reserve Funds' underlying securities portfolios which are substantially comprised of discount notes, certificates of deposit and commercial paper issued by highly-rated institutions. The Company has used a pricing service to assist in its review of fair value of the underlying portfolios, which estimates fair value of some instruments using proprietary models based on assumptions as to term, maturity dates, rates, credit risk, etc. Normally, the Company would classify such an investment within Level 2 of the fair value hierarchy. However, management also evaluated the fair value of its unit interest in the Reserve Funds itself, considering risk of collection, timing and other factors. These assumptions are inherently subjective and involve significant management judgment. As a result, the Company has classified its holdings in the Reserve Funds within Level 3 of the fair value hierarchy.

    On October 31, 2008, the Company received a distribution of $11.9 million from the Reserve Funds. The Company expects that the remaining distribution of $13.8 million from the Reserve Funds will occur over the remaining twelve months as the investments held in the funds mature. Therefore, the Company has changed the designation of its $13.8 million investment in the Reserve Funds that was not received in the subsequent period from cash and cash equivalents to short-term investments at the new cost basis on the Condensed Consolidated Balance Sheets. This re-designation is included in "purchases of available-for-sale securities" in investing activities in the Company’s accompanying Condensed Consolidated Statements of Cash Flows. While the Company expects to receive substantially all of its current holdings in the Reserve Funds within the next twelve months, it is possible the Company may encounter difficulties in receiving distributions given the current credit market conditions. If market conditions were to deteriorate even further such that the current fair value were not achievable, the Company could realize additional losses in its holdings with the Reserve Funds and distributions could be further delayed.

Auction rate securities held are typically over-collateralized and secured by pools of student loans originated under the Federal Family Education Loan Program (“FFELP”) that are guaranteed and insured by the U.S. Department of Education. In addition, all auction rate securities held are rated by one or more of the Nationally Recognized Statistical Rating Organizations (“NRSRO”) as triple-A. Historically, these securities have provided liquidity through a Dutch auction at pre-determined intervals every seven to 49 days. At the end of each reset period, investors can continue to hold the securities or sell the securities at par through an auction process. The “stated” or “contractual” maturities for these securities generally are between 20 to 30 years. Beginning in February 2008, the auction rate securities market experienced a significant increase in the number of failed auctions, resulting from a lack of liquidity, which occurs when sell orders exceed buy orders, and does not necessarily signify a default by the issuer.

All auction rate securities invested in at September 28, 2008 have failed to clear at auctions. For failed auctions, the Company continues to earn interest on these investments at the maximum contractual rate as the issuer is obligated under contractual terms to pay penalty rates should auctions fail. Historically, failed auctions have rarely occurred, however, such failures could continue to occur in the future. In the event the Company needs to access these funds, the Company will not be able to do so until a future auction is successful, the issuer redeems the securities, a buyer is found outside of the auction process or the securities mature. Accordingly, auction rate securities at September 28, 2008 and December 30, 2007 that were not sold in a subsequent period totaling $25.0 million and $29.1 million, respectively, are classified as long-term investments on the Condensed Consolidated Balance Sheets, because they are not expected to be used to fund current operations and consistent with the stated contractual maturities of the securities.

Index

The Company determined that use of a valuation model was the best available technique for measuring the fair value of its auction rate securities. The Company used an income approach valuation model to estimate the price that would be received to sell its securities in an orderly transaction between market participants ("exit price") as of September 28, 2008. The exit price was derived as the weighted average present value of expected cash flows over various periods of illiquidity, using a risk-adjusted discount rate that was based on the credit risk and liquidity risk of the securities. While the valuation model was based on both Level 2 (credit quality and interest rates) and Level 3 inputs, the Company determined that the Level 3 inputs were the most significant to the overall fair value measurement, particularly the estimates of risk adjusted discount rates and ranges of expected periods of illiquidity. The valuation model also reflected the Company's intention to hold its auction rate securities until they can be liquidated in a market that facilitates orderly transactions. The following key assumptions were used in the valuation model:

·           5 years to liquidity;
·           continued receipt of contractual interest which provides a premium spread for failed auctions; and
·           discount rates ranging from 4.8% to 6.2%, which incorporate a spread for both credit and liquidity risk.

Based on these assumptions, the Company estimated that the auction rate securities would be valued at approximately 96% of their stated par value, representing a decline in value of approximately $1.0 million. The following table provides a summary of changes in fair value of the Company’s available-for-sale securities utilizing Level 3 inputs as of September 28, 2008:

(In thousands)	Money Market Funds	Auction Rate Securities

Balance at December 31, 2007	$—	$—
Transfers from Level 1 to Level 3	26,677	—
Transfers from Level 2 to Level 3	—	29,050
Purchases	—	10,000
Sales (1)	—	(13,000)
Impairment loss recorded in “Other, net”	(933)	—
Unrealized loss included in “Other comprehensive income”	—	(1,033)
Balance at September 28, 2008 (2)	$25,744	$25,017
(1) In the second quarter of fiscal 2008, the Company sold auction rate securities with a carrying value of $12.5 million for their stated par value of $13.0 million to the issuer of the securities outside of the auction process.

(2) On October 31, 2008, the Company received a distribution of $11.9 million from the Reserve Funds.

The following table summarizes unrealized gains and losses by major security type designated as available-for-sale:

	September 28, 2008				December 30, 2007
		Unrealized				Unrealized
(In thousands)	Cost	Gross Gains	Gross Losses	Fair Value	Cost	Gross Gains	Gross Losses	Fair Value
Money market funds	131,048	—	—	131,048	281,458	—	—	281,458
Corporate securities	253,936	15	(1,199)	252,752	92,395	6	(50)	92,351
Commercial paper	—	—	—	—	78,163	2	(2)	78,163
Total available-for-sale securities	$384,984	$15	$(1,199)	$383,800	$452,016	$8	$(52)	$451,972

In accordance with EITF 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” the following table summarizes the fair value and gross unrealized losses of the Company’s available-for-sale securities, aggregated by type of investment instrument and length of time that individual securities have been in a continuous unrealized loss position:

	As of September 28, 2008
	Less than 12 Months		12 Months or Greater		Total
(In thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Corporate securities	$45,112	$(1,199)	$—	$—	$45,112	$(1,199)

Index

	As of December 30, 2007
	Less than 12 Months		12 Months or Greater		Total
(In thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Corporate securities	$25,536	$(50)	$—	$—	$25,536	$(50)
Commercial paper	24,002	(2)	—	—	24,002	(2)
	$49,538	$(52)	$—	$—	$49,538	$(52)

As of September 28, 2008 and December 30, 2007, the Company did not have any investments in available-for-sale securities that were in an unrealized loss position for 12 months or greater. Of the $1.2 million gross unrealized losses of the Company’s corporate securities, $1.0 million resulted from the decline in the estimated fair value of auction rate securities primarily due to their lack of liquidity. The decline in fair value for the remaining corporate securities was primarily related to changes in interest rates. The Company has concluded that no other-than-temporary impairment losses occurred in the nine months ended September 28, 2008 in regards to the corporate securities because the lack of liquidity in the market for auction rate securities and changes in interest rates are considered temporary in nature for which the Company has recorded an unrealized loss within comprehensive income, a component of stockholders' equity. The Company has the ability and intent to hold these corporate securities until a recovery of fair value. In addition, the Company evaluated the near-term prospects of the corporate securities in relation to the severity and duration of the impairment. Based on that evaluation and the Company’s ability and intent to hold these corporate securities for a reasonable period of time, the Company did not consider these investments to be other-than-temporarily impaired. If it is determined that the fair value of these corporate securities is other-than-temporarily impaired, the Company would record a loss in its Condensed Consolidated Statements of Operations in the future, which could be material.

 The classification and contractual maturities of available-for-sale securities is as follows:

(In thousands)	September 28, 2008	December 30, 2007
Included in:
Cash equivalents	$209,761	$249,582
Short-term restricted cash(1)	47,983	—
Short-term investments	38,982	105,453
Long-term restricted cash(1)	62,057	67,887
Long-term investments	25,017	29,050
	$383,800	$451,972
Contractual maturities:
Due in less than one year	$296,804	$396,228
Due from one to two years (2)	2,423	4,994
Due from two to 30 years	84,573	50,750
	$383,800	$451,972

(1)	The Company provided security in the form of cash collateralized bank standby letters of credit for advance payments received from customers.
(2)	The Company classifies all available-for-sale securities that are intended to be available for use in current operations as short-term investments.

Assets Measured at Fair Value on a Nonrecurring Basis

The Company measures its nonpublicly traded investments at fair value on a nonrecurring basis, of which $5.0 million is accounted for using the cost method and $18.9 million is accounted under APB Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock” (see Note 8). These assets are recognized at fair value when they are deemed to be other-than-temporarily impaired. During the three and nine months ended September 28, 2008, the Company did not record any other-than-temporary impairments on those assets required to be measured at fair value on a nonrecurring basis.

Note 6. ADVANCES TO SUPPLIERS

The Company has entered into agreements with various polysilicon, ingot, wafer, solar cells and solar module vendors and manufacturers. These agreements specify future quantities and pricing of products to be supplied by the vendors for periods up to 12 years. Certain agreements also provide for penalties or forfeiture of advanced deposits in the event the Company terminates the arrangements (see Note 8). Under certain of these agreements, the Company is required to make prepayments to the vendors over the terms of the arrangements. In the nine months ended September 28, 2008, the Company paid advances totaling $8.0 million in accordance with the terms of existing supply agreements. As of September 28, 2008, advances to suppliers totaled $144.8 million, the current portion of which is $60.1 million.

Index

The Company’s future prepayment obligations related to these agreements as of September 28, 2008 are as follows (in thousands):

2008 (remaining three months)	$50,490
2009	78,006
2010	59,642
2011	19,792
$207,930

In October 2008, the Company paid advances of $44.9 million in accordance with the terms of existing supply agreements.

Note 7. STOCK-BASED COMPENSATION

 During the preparation of its condensed consolidated financial statements for the nine months ended September 28, 2008, the Company identified errors in its financial statements related to the year ended December 30, 2007, which resulted in $1.3 million overstatement of stock-based compensation expense. The Company corrected these errors in its condensed consolidated financial statements for the nine months ended September 28, 2008, which resulted in a $1.3 million credit to income before income taxes and net income. The out-of-period effect is not expected to be material to estimated full-year 2008 results, and, accordingly has been recognized in accordance with APB 28, Interim Financial Reporting, paragraph 29 as the error is not material to any financial statements of prior periods.

The following table summarizes the consolidated stock-based compensation expense by line items in the Condensed Consolidated Statements of Operations:

	Three Months Ended		Nine Months Ended
(In thousands)	September 28, 2008	September 30, 2007	September 28, 2008	September 30, 2007
Cost of systems revenue	$2,911	$2,049	$7,661	$6,235
Cost of components revenue	1,964	1,539	6,057	2,801
Research and development	987	404	2,770	1,253
Sales, general and administrative	13,049	9,372	35,538	26,908
Total stock-based compensation expense	$18,911	$13,364	$52,026	$37,197

Consolidated net cash proceeds from the issuance of shares in connection with exercises of stock options under the Company’s employee stock plans were $1.5 million and $3.8 million for the three and nine months ended September 28, 2008, respectively, and $1.9 million and $6.9 million for the three and nine months ended September 30, 2007, respectively. The Company recognized an income tax benefit from stock option exercises of $19.3 million and $33.9 million for the three and nine months ended September 28, 2008, respectively. No income tax benefit was realized from stock option exercises during the three and nine months ended September 30, 2007. As required, the Company presents excess tax benefits from the exercise of stock options, if any, as financing cash flows rather than operating cash flows.

The following table summarizes the consolidated stock-based compensation expense, by type of awards:

	Three Months Ended		Nine Months Ended
(In thousands)	September 28, 2008	September 30, 2007	September 28, 2008	September 30, 2007
Stock options	$1,072	$4,183	$3,273	$13,776
Restricted stock awards and units	10,053	3,742	28,183	8,262
Shares and options released from re-vesting restrictions	7,627	5,305	21,260	15,333
Change in stock-based compensation capitalized in inventory	159	134	(690)	(174)
Total stock-based compensation expense	$18,911	$13,364	$52,026	$37,197

Index

In connection with the acquisition of SP Systems on January 10, 2007, 1.1 million shares of the Company’s class A common stock and 0.5 million stock options issued to employees of SP Systems, which were valued at $60.4 million, are subject to certain transfer restrictions and a repurchase option held by the Company. The Company is recognizing expense as the re-vesting restrictions of these shares lapse over the two-year period beginning on the date of acquisition. The value of shares released from such re-vesting restrictions is included in stock-based compensation expense in the table above.

The following table summarizes the unrecognized stock-based compensation cost by type of awards:

(In thousands, except years)	As of September 28, 2008	Weighted-Average Amortization Period (in years)
Stock options	$12,779	2.9
Restricted stock awards and units	103,485	2.8
Shares subject to re-vesting restrictions	7,795	0.3
Total unrecognized stock-based compensation cost	$124,059

For stock options issued prior to the adoption of SFAS No. 123(revised 2004), “Share-Based Payment” (“SFAS No. 123(R)”) and for certain performance based awards, the Company recognizes its stock-based compensation cost using the graded amortization method. For all other awards, stock-based compensation cost is recognized on a straight-line basis. Additionally, the Company issues new shares upon exercises of options by employees.

Valuation Assumptions

The determination of fair value of each stock option award on the date of grant using the Black-Scholes valuation model (“Black-Scholes model") is affected by the stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviors. The following weighted average assumptions were used for the three and nine months ended September 28, 2008 and September 30, 2007:

	Three Months Ended*	Nine Months Ended
	September 28, 2008	September 28, 2008	September 30, 2007
Expected term	6.5 years	6.5 years	6.5 years
Risk-free interest rate	3.48%	3.48%	4.60%
Volatility	60%	60%	90%
Dividend yield	0%	0%	0%

* No stock options were granted in the three months ended September 30, 2007.

Expected Term:

The Company continues to utilize the simplified method under the provisions of Staff Accounting Bulletin No. 110 (“SAB No. 110”), an amendment to Staff Accounting Bulletin No. 107 (“SAB No. 107”), for estimating expected term, instead of its historical exercise data. The Company elected not to base the expected term on historical data because of the significant difference in its status before and after the effective date of SFAS No. 123(R). The Company was a privately-held company until its IPO, and the only available liquidation event for option holders was Cypress’s buyout of minority interests in November 2004. At all other times, optionees could not cash out on their vested options. From the time of the Company’s IPO in November 2005 through May 2006 when lock-up restrictions expired, a majority of the optionees were unable to exercise and sell vested options.
Volatility:

In fiscal 2008, the Company computed the expected volatility for its equity awards based on its historical volatility from traded options and class A common stock. Prior to fiscal 2008, the Company computed the expected volatility for its equity awards based on historical volatility rates for a publicly-traded U.S.-based direct competitor. Because of the limited history of its stock trading publicly, the Company did not believe that its historical volatility would be representative of the expected volatility for its equity awards.

Index

Risk-Free Interest Rate and Dividend Yield:

The interest rate is based on the U.S. Treasury yield curve in effect at the time of grant. Since the Company does not pay and does not expect to pay dividends, the expected dividend yield is zero.

Equity Incentive Programs

Second Amended and Restated 2005 SunPower Corporation Stock Incentive Plan:

In May 2008, the Company’s stockholders approved an increase of 1.7 million shares and, beginning in fiscal 2009 through 2015, an automatic annual increase in the number of shares available for grant under the Company’s Second Amended and Restated 2005 SunPower Corporation Stock Incentive Plan under which the Company may issue incentive or non-statutory stock options, restricted stock awards, restricted stock units, or stock appreciation rights to directors, employees and consultants. The automatic annual increase is equal to the lower of three percent of the outstanding shares of all classes of the Company’s common stock measured on the last day of the immediately preceding fiscal quarter, 6.0 million shares, or such other number of shares as determined by the Company’s board of directors. As of September 28, 2008, approximately 1.4 million shares were available for grant under the Company’s Second Amended and Restated 2005 SunPower Corporation Stock Incentive Plan.

The majority of shares issued are net of the minimum statutory withholding requirements that the Company pays on behalf of its employees. During the three and nine months ended September 28, 2008, the Company withheld approximately 15,000 shares and 67,000 shares, respectively, to satisfy $1.7 million and $5.9 million, respectively, of employees’ tax obligations. The Company paid this amount in cash to the appropriate taxing authorities. Shares withheld are treated as common stock repurchases for accounting and disclosure purposes and reduce the number of shares outstanding upon vesting.

The following table summarizes the Company’s stock option activities:

	Shares (in thousands)	Weighted- Average Exercise Price Per Share
Outstanding as of December 30, 2007	3,701	$5.44
Granted	100	62.82
Exercised	(1,030)	4.52
Forfeited	(159)	3.67
Outstanding as of September 28, 2008	2,612	8.39
Exercisable as of September 28, 2008	1,342

The following table summarizes the Company’s non-vested stock options and restricted stock activities thereafter:

	Stock Options		Restricted Stock Awards and Units
	Shares (in thousands)	Weighted- Average Exercise Price Per Share	Shares (in thousands)	Weighted- Average Grant Date Fair Value Per Share
Outstanding as of December 30, 2007	2,454	$6.29	1,174	$68.74
Granted	100	62.82	742	78.42
Vested(1)	(1,125)	4.08	(255)	77.99
Forfeited	(159)	4.52	(58)	79.29
Outstanding as of September 28, 2008	1,270	12.92	1,603	75.51

(1) Restricted stock awards and units vested include shares withheld on behalf of employees to satisfy the minimum statutory tax withholding requirements.

Index

Information regarding the Company’s outstanding stock options as of September 28, 2008 follows:

	Options Outstanding				Options Exercisable
Range of Exercise Price	Shares (in thousands)	Weighted- Average Remaining Contractual Life (in years)	Weighted- Average Exercise Price per Share	Aggregate Intrinsic Value (in thousands)	Shares (in thousands)	Weighted- Average Remaining Contractual Life (in years)	Weighted- Average Exercise Price per Share	Aggregate Intrinsic Value (in thousands)
$0.04—1.77	498	3.74	$0.51	$41,164	361	3.99	$0.52	$29,800
2.00—7.00	1,565	6.21	3.67	124,418	865	6.20	3.50	68,930
9.50—17.00	149	7.06	10.19	10,864	59	7.06	10.22	4,298
17.46—43.01	283	7.75	25.33	16,375	53	7.67	27.74	2,955
44.50—67.93	117	9.60	61.89	2,476	3	8.61	56.20	86
	2,612			$195,297	1,341			$106,069

The aggregate intrinsic value in the preceding table represents the total pre-tax intrinsic value, based on the Company’s closing stock price of $83.16 at September 28, 2008, which would have been received by the option holders had all option holders exercised their options as of that date. The total number of in-the-money options exercisable was 1.3 million shares as of September 28, 2008.

Stock Unit Plan:

As of September 28, 2008, the Company has granted approximately 236,000 stock units to 2,200 employees in the Philippines at an average unit price of $39.80 in relation to its 2005 Stock Unit Plan, under which participants are awarded the right to receive cash payments from the Company in an amount equal to the appreciation in the Company’s common stock between the award date and the date the employee redeems the award. A maximum of 300,000 stock units may be subject to stock unit awards granted under the 2005 Stock Unit Plan. Pursuant to a voluntary exchange offer that concluded in November 2007, approximately 53,000 stock units were exchanged for approximately 32,000 restricted stock units issued under the Company’s Second Amended and Restated 2005 SunPower Corporation Stock Incentive Plan. The Company conducted a second voluntary exchange offer that concluded in May 2008, in which approximately 109,000 stock units were exchanged for approximately 50,000 restricted stock units issued under the Company’s Second Amended and Restated 2005 SunPower Corporation Stock Incentive Plan. In both the three and nine months ended September 28, 2008, total compensation expense associated with the 2005 Stock Unit Plan was $0.1 million as compared to $0.7 million and $1.5 million in the three and nine months ended September 30, 2007, respectively.

Note 8. COMMITMENTS AND CONTINGENCIES

Operating Lease Commitments

The Company leases its San Jose, California facility under a non-cancelable operating lease from Cypress, which expires in April 2011 (see Note 2). The lease requires the Company to pay property taxes, insurance and certain other costs. In addition, the Company leases its Richmond, California facility under a non-cancelable operating lease from an unaffiliated third party, which expires in September 2018. In December 2005, the Company entered into a 5-year operating lease from an unaffiliated third party for a solar panel assembly facility in the Philippines. The Company also has various lease arrangements, including its European headquarters located in Geneva, Switzerland under a lease that expires in September 2012, as well as sales and support offices in Southern California, New Jersey, Australia, Canada, Germany, Italy, Spain and South Korea, all of which are leased from unaffiliated third parties. Future minimum obligations under all non-cancelable operating leases as of September 28, 2008 are as follows (in thousands):

2008 (remaining three months)	$1,316
2009	5,457
2010	5,147
2011	3,861
2012	3,123
Thereafter	24,632
$43,536

Index

Rent expense, including the rent paid to Cypress for the San Jose, California facility and the solar cell manufacturing facility in the Philippines (see Note 2), was $1.9 million and $5.4 million for the three and nine months ended September 28, 2008, respectively, and $0.8 million and $2.2 million for the three and nine months ended September 30, 2007, respectively.

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

At September 28, 2008, total obligations related to non-cancelable purchase orders totaled approximately $134.6 million and long-term supplier agreements totaled approximately $3.4 billion. In addition, the Company has entered into agreements to purchase solar renewable energy certificates (“SRECs”) from solar installation owners in New Jersey. The Company primarily sells SRECs to entities that must either retire a certain volume of SRECs each year or face much higher alternative compliance payments. At September 28, 2008, total obligations related to future purchases of SRECs were $2.4 million.

Future purchase obligations under non-cancelable purchase orders, long-term supplier agreements and SRECs as of September 28, 2008 are as follows (in thousands):

2008 (remaining three months)	$206,130
2009	421,779
2010	523,075
2011	531,600
2012	335,237
Thereafter	1,526,705
$3,544,526

Total future purchase commitments of $3.5 billion as of September 28, 2008 include tolling agreements with suppliers in which the Company provides polysilicon required for silicon ingot manufacturing and procures the manufactured silicon ingots from the supplier. Annual future purchase commitments in the table above are calculated using the gross price paid by the Company for silicon ingots and are not reduced by the price paid by suppliers for polysilicon. Total future purchase commitments as of September 28, 2008 would be reduced by $636.7 million had the Company’s obligations under such tolling agreements been disclosed using net cash outflows.

Joint Ventures

Woongjin Energy Co., Ltd (“Woongjin Energy”)

In the third quarter of fiscal 2006, the Company entered into an agreement with Woongjin Coway Co., Ltd. (“Woongjin”), a provider of environmental products located in Korea, to form Woongjin Energy, a joint venture to manufacture monocrystalline silicon ingots. Under the joint venture, the Company and Woongjin have funded the joint venture through capital investments. In addition, Woongjin Energy obtained a $33.0 million loan originally guaranteed by Woongjin. The Company supplies polysilicon and technology required for the silicon ingot manufacturing to the joint venture, and the Company procures the manufactured silicon ingots from the joint venture under a five-year agreement. Woongjin Energy began manufacturing in the third quarter of fiscal 2007. For the three and nine months ended September 28, 2008, the Company paid $21.7 million and $36.7 million, respectively, to Woongjin Energy for manufacturing silicon ingots. As of September 28, 2008 and December 30, 2007, $3.7 million and $2.4 million, respectively, remained due and payable to Woongjin Energy.

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

Index

As of September 28, 2008, the Company had a $13.9 million investment in the joint venture on its Condensed Consolidated Balance Sheets which consisted of a 40.0% equity investment. As of December 30, 2007, the Company had a $4.4 million investment in the joint venture on its Condensed Consolidated Balance Sheets which consisted of a 19.9% equity investment valued at $1.1 million and a $3.3 million convertible note that is convertible at the Company’s option into an additional 20.1% equity ownership in the joint venture. The Company exercised the option and converted the notes into equity in September 2008. The Company accounts for this investment in Woongjin Energy using the equity method of accounting, in which the entire investment is classified as “Other long-term assets” in the Condensed Consolidated Balance Sheets and the Company’s share of Woongjin Energy’s income totaling $2.2 million and $4.1 million for the three and nine months ended September 28, 2008, respectively, and share of Woongjin Energy’s losses totaling $0.2 million in both the three and nine months ended September 30, 2007, is included in “Other, net” in the Condensed Consolidated Statements of Operations. Neither party has contractual obligations to provide any additional funding to the joint venture.

In the nine months ended September 28, 2008, the Company conducted other related-party transactions with Woongjin Energy. For the three and nine months ended September 28, 2008, the Company recognized $4.1 million and $4.8 million, respectively, in components revenue related to the sale of solar modules. As of September 28, 2008 and December 30, 2007, zero and $3.2 million, respectively, remained due and receivable from Woongjin Energy related to the sale of solar modules.

First Philec Solar Corporation (“First Philec Solar”)

In October 2007, the Company entered into an agreement with First Philippine Electric Corporation (“First Philec”) to form First Philec Solar, a joint venture to provide wafer slicing services of silicon ingots to the Company. The Company and First Philec have funded the joint venture through capital investments. The Company supplies to the joint venture silicon ingots and technology required for the slicing of silicon, and the Company procures the silicon wafers from the joint venture under a five-year wafering supply and sales agreement. This joint venture is located in the Philippines and became operational in the second quarter of fiscal 2008. As of September 28, 2008, $4.4 million remained due and payable to First Philec Solar.

As of September 28, 2008, the Company had a $5.0 million investment in the joint venture on its Condensed Consolidated Balance Sheets which consisted of a 19.0% equity investment. As of December 30, 2007, the Company had a $0.9 million investment in the joint venture on its Condensed Consolidated Balance Sheets which consisted of a 16.9% equity investment. The Company accounts for this investment using the equity method of accounting, in which the entire investment is classified as “Other long-term assets” in the Condensed Consolidated Balance Sheets and the Company’s share of First Philec Solar’s losses totaling $0.1 million in both the three and nine months ended September 28, 2008, is included in “Other, net” in the Condensed Consolidated Statements of Operations.

The Company periodically evaluates the qualitative and quantitative attributes of the joint ventures to determine whether the joint ventures need to be consolidated into the Company’s financial statements in accordance with FSP FASB Interpretation No. 46 “Consolidation of Variable Interest Entities” (“FSP FIN 46(R)”).

NorSun AS (“NorSun”)

In January 2008, the Company entered into an Option Agreement with NorSun pursuant to which the Company will deliver cash advance payments to NorSun for the purchase of polysilicon under a long-term polysilicon supply agreement with NorSun, which NorSun will use to partly fund its portion of the equity investment in the joint venture with Swicorp Joussour Company and Chemical Development Company for the construction of a new polysilicon manufacturing facility in Saudi Arabia. The Company deposited funds in an escrow account to secure NorSun’s right to such advance payments. NorSun will initially hold a fifty percent equity interest in the joint venture. Under the terms of the Option Agreement, the Company may exercise a call option and apply the advance payments to purchase half, subject to certain adjustments, of NorSun’s fifty percent equity interest in the joint venture. The Company may exercise its option at any time until six months following the commercial operation of the Saudi Arabian polysilicon manufacturing facility. The Option Agreement also provides NorSun an option to put half, subject to certain adjustments, of its fifty percent equity interest in the joint venture to the Company. NorSun’s option is exercisable commencing July 1, 2009 through six months following commercial operation of the polysilicon manufacturing facility. The Company accounts for the put and call options as one instrument, which are measured at fair value at each reporting period. The changes in the fair value of the combined option are recorded as other income in the Condensed Consolidated Statements of Operations. The fair value of the combined option at September 28, 2008 was not material.

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

Index

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

Provisions for warranty reserves charged to cost of revenue were $4.2 million and $14.0 million for the three and nine months ended September 28, 2008, respectively, and $1.4 million and $7.0 million during the three and nine months ended September 30, 2007, respectively. Activity within accrued warranty for the three and nine months ended September 28, 2008 and September 30, 2007 is summarized as follows:

	Three Months Ended		Nine Months Ended
(In thousands)	September 28, 2008	September 30, 2007	September 28, 2008	September 30, 2007
Balance at the beginning of the period	$22,521	$14,314	$17,194	$3,446
SP Systems accrued balance at date of acquisition	—	—	—	6,542
Accruals for warranties issued during the period	4,163	1,373	14,003	6,961
Warranty claims made during the period	(2,920)	(776)	(7,433)	(2,038)
Balance at the end of the period	$23,764	$14,911	$23,764	$14,911

The accrued warranty balance at September 28, 2008 and December 30, 2007 includes $8.4 million and $6.7 million, respectively, of accrued costs primarily related to servicing the Company’s obligations under long-term maintenance contracts entered into under the systems segment and the balance is included in “Other long-term liabilities” in the Condensed Consolidated Balance Sheets.

FIN 48 Uncertain Tax Positions

As of September 28, 2008 and December 30, 2007, total liabilities associated with FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, and Related Implementation Issues,” (“FIN 48”), uncertain tax positions were $7.0 million and $4.1 million, respectively, and are included in "Other long-term liabilities" on its Condensed Consolidated Balance Sheets at September 28, 2008 and December 30, 2007, respectively, as they are not expected to be paid within the next twelve months. Due to the complexity and uncertainty associated with its tax positions, the Company cannot make a reasonably reliable estimate of the period in which cash settlement will be made for its liabilities associated with uncertain tax positions in "Other long-term liabilities."

Royalty Obligations

As of January 10, 2007, the Company assumed certain royalty obligations related to existing agreements entered into by PowerLight before the date of acquisition. In September 2002, PowerLight entered into a Technology Assignment and Services Agreement and other ancillary agreements, subsequently amended in December 2005, with Jefferson Shingleton and MaxTracker Services, LLC, a New York limited liability company controlled by Mr. Shingleton. Under the agreements, the PowerTracker®, now referred to as SunPower™ Tracker, was acquired through an assignment and acquisition of the patents associated with the product from Mr. Shingleton and the Company is obligated to pay Mr. Shingleton royalties on the tracker systems that it sells. In addition, several of the systems segment’s government awards require the Company to pay royalties based on specified formulas related to sales of products developed or enhanced from such government awards. The Company incurred royalty expense totaling $0.3 million and $1.3 million for the three and nine months ended September 28, 2008, respectively, and $0.6 million and $1.9 million during the three and nine months ended September 30, 2007, respectively, which were charged to cost of systems revenue. As of September 28, 2008 and December 30, 2007, the Company’s royalty liabilities totaled $0.3 million.

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

Index

Legal Matters

From time to time the Company is a party to litigation matters and claims that are normal in the course of its operations. While the Company believes that the ultimate outcome of these matters will not have a material adverse effect on the Company, negative outcomes may adversely affect the Company’s financial position, liquidity or results of operations.

Note 9. LINE OF CREDIT

In July 2007, the Company entered into a credit agreement with Wells Fargo and has entered into amendments to the credit agreement from time to time. As of September 28, 2008, the credit agreement provides for a $50.0 million unsecured revolving credit line, with a $50.0 million unsecured letter of credit subfeature, and a separate $150.0 million secured letter of credit facility. The Company may borrow up to $50.0 million and request that Wells Fargo issue up to $50.0 million in letters of credit under the unsecured letter of credit subfeature through April 4, 2009. Letters of credit issued under the subfeature reduce the Company’s borrowing capacity under the revolving credit line. The Company may request that Wells Fargo issue up to $150.0 million in letters of credit under the secured letter of credit facility through July 31, 2012. As detailed in the agreement, the Company will pay interest on outstanding borrowings and a fee for outstanding letters of credit. At any time, the Company can prepay outstanding loans. All borrowings must be repaid by April 4, 2009, and all letters of credit issued under the unsecured letter of credit subfeature expire on or before April 4, 2009 unless the Company provides by such date collateral in the form of cash or cash equivalents in the aggregate amount available to be drawn under letters of credit outstanding at such time. All letters of credit issued under the secured letter of credit facility expire no later than July 31, 2012. The Company concurrently entered into a security agreement with Wells Fargo, granting a security interest in a securities account and deposit account to secure its obligations in connection with any letters of credit that might be issued under the credit agreement. In connection with the credit agreement, SunPower North America, Inc., a wholly-owned subsidiary of the Company, SP Systems, an indirect wholly-owned subsidiary of the Company, and SunPower Systems SA, another indirect wholly-owned subsidiary of the Company, entered into an associated continuing guaranty with Wells Fargo. The terms of the credit agreement include certain conditions to borrowings, representations and covenants, and events of default customary for financing transactions of this type.

As of September 28, 2008 and December 30, 2007, nine letters of credit totaling $47.1 million and four letters of credit totaling $32.0 million, respectively, were issued by Wells Fargo under the unsecured letter of credit subfeature. In addition, 23 letters of credit totaling $68.7 million and 8 letters of credit totaling $47.9 million were issued by Wells Fargo under the secured letter of credit facility as of September 28, 2008 and December 30, 2007, respectively. On September 28, 2008 and December 30, 2007, cash available to be borrowed under the unsecured revolving credit line was $2.9 million and $18.0 million, respectively, and includes letter of credit capacities available to be issued by Wells Fargo under the unsecured letter of credit subfeature of $2.9 million and $8.0 million, respectively. Letters of credit available under the secured letter of credit facility at September 28, 2008 and December 30, 2007 totaled $81.3 million and $2.1 million, respectively.

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

Index

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

    For the quarter ended September 28, 2008, the closing price of the Company’s class A common stock equaled or exceeded 125% of the $56.75 per share initial effective conversion price governing the February 2007 debentures for 20 out of 30 consecutive trading days ending on September 28, 2008, thus satisfying the market price conversion trigger pursuant to the terms of the February 2007 debentures. As of the first trading day of the fourth quarter in fiscal 2008, holders of the February 2007 debentures are able to exercise their right to convert the debentures any day in that fiscal quarter. Therefore, since holders of the February 2007 debentures are able to exercise their right to convert the debentures in the fourth quarter of fiscal 2008, the Company classified the $200.0 million in aggregate convertible debt as short-term debt in its Condensed Consolidated Balance Sheets as of September 28, 2008. As of October 31, 2008, the Company has received notices for the conversion of approximately $1.4 million of the February 2007 debentures which the Company has settled for approximately $1.2 million in cash and 1,000 shares of class A common stock. If the full $200.0 million in aggregate convertible debt was called for conversion prior to December 28, 2008, the Company would likely not have sufficient unrestricted cash and cash equivalents on hand to satisfy the conversion without additional liquidity. If necessary, the Company may seek to restructure its obligations under the convertible debt, or raise additional cash through sales of investments, assets or common stock, or from borrowings. However, there can be no assurance that the Company would be successful in these efforts in the current market conditions.

Because the closing stock price did not equal or exceed 125% of the initial effective conversion price governing the July 2007 debentures for 20 out of 30 consecutive trading days during the quarter ended September 28, 2008, holders of the debentures did not have the right to convert the debentures, based on the market price conversion trigger, any day in the fourth fiscal quarter beginning on September 29, 2008. Accordingly, the Company classified the $225.0 million in aggregate convertible debt as long-term debt in its Condensed Consolidated Balance Sheets as of September 28, 2008. This test is repeated each fiscal quarter, therefore, if the market price conversion trigger is satisfied in a subsequent quarter, the debentures may again be re-classified as short-term debt.

The following table summarizes the Company’s outstanding convertible debt:

	As of
	September 28, 2008		December 30, 2007
(In thousands)	Carrying Value	Fair Value*	Carrying Value	Fair Value*
February 2007 debentures	$200,000	$334,706	$200,000	$465,576
July 2007 debentures	225,000	290,399	225,000	366,316
Total convertible debt	$425,000	$625,105	$425,000	$831,892

* The fair value of the convertible debt was determined based on quoted market prices as reported by Bloomberg.

Index

As of October 31, 2008, the estimated fair value of the February 2007 debentures and July 2007 debentures was approximately $152.2 million and $139.3 million, respectively.

February 2007 Amended and Restated Share Lending Arrangement and July 2007 Share Lending Arrangement

Concurrent with the offering of the February 2007 debentures, the Company lent approximately 2.9 million shares of its class A common stock to LBIE, an affiliate of Lehman Brothers, one of the underwriters of the February 2007 debentures. Concurrent with the offering of the July 2007 debentures, the Company also lent approximately 1.8 million shares of its class A common stock to CSI, an affiliate of Credit Suisse, one of the underwriters of the July 2007 debentures. The loaned shares are to be used to facilitate the establishment by investors in the February 2007 debentures and July 2007 debentures of hedged positions in the Company’s class A common stock. Under the share lending agreement, LBIE had the ability to offer the shares that remain in LBIE’s possession to facilitate hedging arrangements for subsequent purchasers of both the February 2007 debentures and July 2007 debentures and, with the Company’s consent, purchasers of securities the Company may issue in the future. The Company did not receive any proceeds from these offerings of class A common stock, but received a nominal lending fee of $0.001 per share for each share of common stock that is loaned pursuant to the share lending agreements described below.

Share loans under the share lending agreement terminate and the borrowed shares must be returned to the Company under the following circumstances: (i) LBIE and CSI may terminate all or any portion of a loan at any time; (ii) the Company may terminate any or all of the outstanding loans upon a default by LBIE and CSI under the share lending agreement, including a breach by LBIE and CSI of any of its representations and warranties, covenants or agreements under the share lending agreement, or the bankruptcy or administrative proceeding of LBIE and CSI; or (iii) if the Company enters into a merger or similar business combination transaction with an unaffiliated third party (as defined in the agreement). In addition, CSI has agreed to return to the Company any borrowed shares in its possession on the date anticipated to be five business days before the closing of certain merger or similar business combinations described in the share lending agreement. Except in limited circumstances, any such shares returned to the Company cannot be re-borrowed.

Any shares loaned to LBIE and CSI are considered issued and outstanding for corporate law purposes and, accordingly, the holders of the borrowed shares have all of the rights of a holder of the Company’s outstanding shares, including the right to vote the shares on all matters submitted to a vote of the Company’s stockholders and the right to receive any dividends or other distributions that the Company may pay or make on its outstanding shares of class A common stock. The shares are listed for trading on The Nasdaq Global Select Market.

While the share lending agreement does not require cash payment upon return of the shares, physical settlement is required (i.e., the loaned shares must be returned at the end of the arrangement). In view of this share return provision and other contractual undertakings of LBIE and CSI in the share lending agreement, which have the effect of substantially eliminating the economic dilution that otherwise would result from the issuance of the borrowed shares, historically the loaned shares were not considered issued and outstanding for the purpose of computing and reporting the Company’s basic and diluted weighted average shares or earnings per share. However, on September 15, 2008, Lehman filed a petition for protection under Chapter 11 of the U.S. bankruptcy code, and LBIE commenced administration proceedings (analogous to bankruptcy) in the United Kingdom. After reviewing the circumstances of the Lehman bankruptcy and LBIE administration proceedings, the Company has determined that it will record the shares lent to LBIE as issued and outstanding starting on September 15, 2008, the date on which LBIE commenced administration proceedings, for the purpose of computing and reporting the Company’s basic and diluted weighted average shares and earnings per share.

The shares lent to CSI will continue to be excluded for the purpose of computing and reporting the Company’s basic and diluted weighted average shares or earnings per share. If Credit Suisse or its affiliates, including CSI, were to file bankruptcy or commence similar administrative, liquidating, restructuring or other proceedings, the Company may have to consider approximately 1.8 million shares lent to CSI as issued and outstanding for purposes of calculating earnings per share.

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

Index

	Three Months Ended		Nine Months Ended
(In thousands)	September 28, 2008	September 30, 2007	September 28, 2008	September 30, 2007
Net income	$21,379	$8,431	$62,744	$4,326
Other comprehensive income:
Cumulative translation adjustment	(16,570)	3,498	(4,241)	5,395
Unrealized gain (loss) on investments, net of tax	(138)	11	(1,140)	15
Unrealized gain (loss) on derivatives, net of tax	435	(1,873)	4,030	(1,073)
Total comprehensive income	$5,106	$10,067	$61,393	$8,663

Note 12. FOREIGN CURRENCY DERIVATIVES

    The Company has non-U.S. subsidiaries that operate and sell the Company’s products in various global markets, primarily in Europe. As a result, the Company is exposed to risks associated with changes in foreign currency exchange rates. It is the Company’s policy to use various hedge instruments to manage the exposures associated with purchases of foreign sourced equipment, net asset or liability positions of its subsidiaries and forecasted revenues and expenses. The counterparties to these hedging transactions are creditworthy multinational banks and the risk of counterparty nonperformance associated with these contracts is not expected to be material. In connection with its global tax planning the Company recently changed the functional currency of certain European subsidiaries from U.S. dollar to Euro, resulting in greater exposure to changes in the value of the Euro. Implementation of this tax strategy had, and will continue to have, the ancillary effect of limiting the Company’s ability to fully hedge certain Euro-denominated revenue. The Company currently does not enter into foreign currency derivative financial instruments for speculative or trading purposes.

Under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”), the Company is required to recognize all derivative instruments as either assets or liabilities at fair value in the Condensed Consolidated Balance Sheets. The Company calculates the fair value of its forward contracts based on market volatilities, spot rates and interest differentials from published sources. The following table presents information about the Company’s hedge instruments measured at fair value on a recurring basis as of September 28, 2008 and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value in accordance with the provisions of SFAS No. 157 (in thousands):

(In thousands)	Balance Sheet Location	Significant Other Observable Inputs (Level 2)
Asset
Foreign currency forward exchange contracts	Prepaid expenses and other current assets	$2,201
Liability
Foreign currency forward exchange contracts	Accrued liabilities	$170

Cash Flow Hedges

In accordance with SFAS No. 133, the Company accounts for its hedges of forecasted foreign currency revenue and cost of revenue as cash flow hedges. Changes in fair value of the effective portion of hedge contracts are recorded in accumulated other comprehensive income in stockholders’ equity in the Condensed Consolidated Balance Sheets. Amounts deferred in accumulated other comprehensive income are reclassified to other, net in the Condensed Consolidated Statements of Operations in the periods in which the hedged exposure impacts earnings. At September 28, 2008, the Company had zero outstanding cash flow hedge forward contracts. At December 30, 2007, the Company had outstanding cash flow hedge forward contracts with an aggregate notional value of $140.1 million and the effective portion of unrealized losses recorded in accumulated other comprehensive income, net of tax, were losses of $3.9 million. In the second quarter of fiscal 2008, the Company discontinued a portion of an existing cash flow hedge of foreign currency revenue when it determined it was probable that the original forecasted transaction would not occur by the end of the originally specified time period. The amount of derivative loss, $0.8 million, was reclassified from accumulated other comprehensive income to other, net in the Condensed Consolidated Statements of Operations as a result of the discontinuance of the cash flow hedge.

Cash flow hedges are tested for effectiveness each period on a spot to spot basis using the dollar-offset method. Both the excluded time value and any ineffectiveness, which were not significant for all periods, are recorded in other, net.

Other Derivatives

Other derivatives not designated as hedging instruments under SFAS No. 133 consist of forward contracts used to hedge the net balance sheet effect of foreign currency denominated assets and liabilities primarily for intercompany transactions, receivables from customers, prepayments to suppliers and advances received from customers. The Company records its hedges of foreign currency denominated monetary assets and liabilities at fair value with the related gains or losses recorded in other, net. The gains or losses on these contracts are substantially offset by transaction gains or losses on the underlying balances being hedged. As of September 28, 2008 and December 30, 2007, the Company held forward contracts with an aggregate notional value of $50.3 million and $62.7 million, respectively, to hedge the risks associated with foreign currency denominated assets and liabilities.

Index

Note 13. INCOME TAXES

The Company’s effective rate of income tax provision was 58% and 44% for the three and nine months ended September 28, 2008, respectively, and the effective rate of income tax provision (benefit) was 14% and (205%) for the three and nine months ended September 30, 2007, respectively. The tax provision for the three and nine months ended September 28, 2008 was primarily attributable to the consumption of non-stock net operating loss carryforwards, net of foreign income taxes in profitable jurisdictions where the tax rates are less than the U.S. statutory rate, and the spin-off from Cypress. The tax provision (benefit) for the three and nine months ended September 30, 2007 was primarily the result of recognition of deferred tax assets to the extent of deferred tax liabilities created by the acquisition of SP Systems, net of foreign income taxes in profitable jurisdictions where the tax rates are less than the U.S. statutory rate.

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

The total amount of unrecognized tax benefits recorded in the Condensed Consolidated Balance Sheets at the date of adoption was approximately $1.1 million, which, if recognized, would affect the Company’s effective tax rate. The additional amount of unrecognized tax benefits accrued during the year ended December 30, 2007 was $3.1 million. A reconciliation of the beginning and ending amount of unrecognized tax benefits for the nine months ended September 28, 2008 is as follows:

(In thousands)	September 28, 2008
Balance at December 30, 2007	$4,172
Additions based on tax positions related to the current period	2,804
Balance at September 28, 2008	$6,976

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

Index

Tax Jurisdictions	Tax Years
United States	2004 and onward
California	2003 and onward
Switzerland	2004 and onward
Philippines	2004 and onward

Additionally, while years prior to 2003 for the U.S. corporate tax return are not open for assessment, the IRS can adjust net operating loss and research and development carryovers that were generated in prior years and carried forward to 2003.

The IRS is currently conducting an audit of SP Systems’ federal income tax returns for fiscal 2005 and 2004. As of September 28, 2008, no material adjustments have been proposed by the IRS. If material tax adjustments are proposed by the IRS and acceded to by the Company, an adjustment to goodwill and income taxes payable may result.

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

The following is a summary of all outstanding anti-dilutive potential common shares:

	As of
(In thousands)	September 28, 2008	September 30, 2007
Stock options	116	18
Restricted stock awards and units	335	421

The following table sets forth the computation of basic and diluted weighted-average common shares:

	Three Months Ended		Nine Months Ended
(In thousands)	September 28, 2008	September 30, 2007	September 28, 2008	September 30, 2007
Basic weighted-average common shares	80,465	77,693	79,614	75,516
Effect of dilutive securities:
Stock options	2,438	3,826	2,708	4,402
Restricted stock awards and units and shares subject to re-vesting restrictions	558	398	675	341
February 2007 debentures	1,027	693	1,044	267
July 2007 debentures	—	—	20	—
Diluted weighted-average common shares	84,488	82,610	84,061	80,526

As of September 15, 2008, the date on which LBIE commenced administrative proceedings regarding the Lehman bankruptcy, approximately 2.9 million shares of class A common stock lent to LBIE in connection with the February 2007 debentures are included in basic weighted-average common shares. Basic weighted-average common shares exclude approximately 1.8 million shares of class A common stock lent to CSI in connection with the July 2007 debentures. If Credit Suisse or its affiliates, including CSI, were to file bankruptcy or commence similar administrative, liquidating, restructuring or other proceedings, the Company may have to include approximately 1.8 million shares lent to CSI in basic weighted-average common shares (see Note 10).

Dilutive potential common shares includes approximately 1.0 million shares in each of the three and nine months ended September 28, 2008 for the impact of the February 2007 debentures, and approximately 20,000 shares in the nine months ended September 28, 2008 for the impact of the July 2007 debentures, as the Company has experienced a substantial increase in its common stock price. Similarly, dilutive potential common shares includes approximately 0.7 million shares and 0.3 million shares for the three and nine months ended September 30, 2007, respectively, for the impact of the February 2007 debentures. Under the treasury stock method, such senior convertible debentures will generally have a dilutive impact on net income per share if the Company’s average stock price for the period exceeds the conversion price for the senior convertible debentures.

Index

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

The following tables present revenue by geography and segment, gross margin by segment, revenue by significant customer and property, plant and equipment information based on geographic region. Revenue is based on the destination of the shipments. Property, plant and equipment are based on the physical location of the assets:

	Three Months Ended		Nine Months Ended
(As a percentage of total revenue)	September 28, 2008	September 30, 2007	September 28, 2008	September 30, 2007
Revenue by geography:
United States	49%	56%	29%	46%
Europe:
Spain	16%	25%	44%	28%
Germany	10%	10%	8%	10%
Other	13%	7%	10%	12%
Rest of world	12%	2%	9%	4%
	100%	100%	100%	100%
Revenue by segment:
Systems	51%	67%	62%	62%
Components	49%	33%	38%	38%
	100%	100%	100%	100%
Gross margin by segment:
Systems	18%	14%	20%	15%
Components	39%	21%	31%	24%

Significant Customers:		Three Months Ended		Nine Months Ended
(As a percentage of total revenue)		September 28, 2008	September 30, 2007	September 28, 2008	September 30, 2007
	Business Segment
Naturener Group	Systems	11%	*	23%	*
Sedwick Corporate, S.L.	Systems	*	*	15%	*
MMA Renewable Ventures	Systems	*	30%	*	17%
SolarPack	Systems	*	21%	*	21%
Solon AG	Components	*	*	*	10%

*           denotes less than 10% during the period

(In thousands)	September 28, 2008	December 30, 2007
Property, plant and equipment by geography:
Philippines	$506,016	$359,968
United States	29,328	18,026
Europe	469	—
Australia	132	—
	$535,945	$377,994

Index

Note 16. SUBSEQUENT EVENTS

Cypress Completed Tax-Free Distribution of the Company’s Class B Common Stock

After the close of trading on September 29, 2008, Cypress completed a spin-off of all of its shares of the Company’s class B common stock, in the form of a pro rata dividend to the holders of record as of September 17, 2008 of Cypress common stock. As a result, the Company’s class B common stock now trades publicly and is listed on the Nasdaq Global Select Market, along with the Company’s class A common stock.

Dennis V. Arriola Named CFO

On October 20, 2008, the Company announced the appointment of Dennis V. Arriola, 47, as its next Chief Financial Officer. Mr. Arriola is expected to assume the role of Senior Vice President and Chief Financial Officer on November 10, 2008. In such role, he will serve as SunPower’s principal financial officer and principal accounting officer. Emmanuel Hernandez, SunPower’s current Chief Financial Officer, is expected to assist in the transition through January 2009.

Daniel S. Shugar Announces Personal Leave of Absence in 2009

On October 24, 2008, Daniel S. Shugar announced that he plans to take a personal leave of absence for 9 to 12 months to pursue personal interests commencing in March, 2009. Mr. Shugar currently serves as President of SP Systems. He joined SP Systems (formerly known as PowerLight) in 1996 prior to the Company’s acquisition of the subsidiary in January 2007.

Amended and Restated By-laws

On November 7, 2008, the Company’s board of directors amended and restated the By-laws of the Company. The amendments to the By-laws provide, among other things, that stockholders must give advance notice to the Company of any business that they propose to bring before an annual meeting or of any person that they propose to be nominated as a director and must follow the other procedures set forth in the amended and restated By-Laws.

Index

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

Adjustments to Previously Announced Preliminary Quarterly Results

On October 16, 2008, we issued a press release announcing our preliminary results for the three and nine months ended September 28, 2008. In the press release, we reported net income of $22.4 million and $63.8 million for the three and nine months ended September 28, 2008, respectively, in the Condensed Consolidated Statements of Operations. Subsequent to the issuance of our press release, we recorded certain adjustments to our reported results relating to: (1) reversal of impairment of long-lived assets, (2) additional loss from foreign exchange, and (3) related tax effects of the adjustments. These adjustments totaled $1.0 million, which reduced our net income to $21.4 million and $62.7 million for the three and nine months ended September 28, 2008, respectively.

Reversal of impairment of long-lived assets: In the first quarter of fiscal 2008, we replaced certain solar product manufacturing equipment with new processes, which resulted in a $3.3 million impairment charge to cost of revenue.  In October 2008, we entered into an agreement with the vendor for the return of the equipment to the vendor and the application of cash paid for the returned equipment as prepayments for future purchases of equipment from the vendor. As a result of the agreement, the impairment of long-lived assets incurred in the first quarter of fiscal 2008 was reversed as of the third quarter of fiscal 2008.

Foreign currency exchange loss: We recorded an additional foreign currency exchange loss of $1.5 million in the three and nine months ended September 28, 2008.

Addition in tax provision: We recorded a $2.8 million addition in our tax provision as a result of the above adjustments and the change in our full year projected earnings.

The following table presents a reconciliation of the preliminary net income and net income per share announced in our press release on October 16, 2008 to the final results reported in this Quarterly Report on Form 10-Q:

Index

	September 28, 2008
(In thousands, except per share data)	Three Months Ended	Nine Months Ended
Net income announced on October 16, 2008	$22,389	$63,754
Adjustments:
Reversal of impairment of long-lived assets	3,286	3,286
Foreign currency exchange loss	(1,517)	(1,517)
Addition in tax provision	(2,779)	(2,779)
Net Income reported in Quarterly Report on Form 10-Q	$21,379	$62,744
Net income per share:
Basic – announced on October 16, 2008	$0.28	$0.80
Basic – reported in Quarterly Report on Form 10-Q	$0.27	$0.79
Diluted – announced on October 16, 2008	$0.26	$0.76
Diluted – reported in Quarterly Report on Form 10-Q	$0.25	$0.75

Company Overview

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

We sell our solar components products to installers and resellers, including our global dealer network, for use in residential and commercial applications where the high efficiency and superior aesthetics of our solar power products provide compelling customer benefits. We also sell products for use in multi-megawatt solar power plant applications. In many situations, we offer a materially lower area-related cost structure for our customers because our solar panels require a substantially smaller roof or land area than conventional solar technology and half or less of the roof or land area of commercial solar thin film technologies. We sell our products primarily in Asia, Europe and North America, principally in regions where government incentives have accelerated solar power adoption.

We manufacture our solar cells at our two solar cell manufacturing facilities in the Philippines. We currently operate ten cell manufacturing lines in our solar cell manufacturing facilities, with a total rated manufacturing capacity of 334 megawatts per year. By the end of 2008, we plan to operate 12 solar cell manufacturing lines with an aggregate manufacturing capacity of 414 megawatts per year. We plan to begin production as soon as the first quarter of 2010 on the first line of our third solar cell manufacturing facility in Malaysia, which is expected to have an aggregate manufacturing capacity of more than 1 gigawatt per year when completed.

We manufacture our solar panels at our solar panel assembly facility located in the Philippines. Our solar panels are also manufactured for us by a third-party subcontractor in China. We currently operate five solar panel manufacturing lines with a rated manufacturing capacity of 150 megawatts of solar panels per year. In addition, our SunPower branded inverters are manufactured for us by multiple suppliers.

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

Index

•	superior performance delivered by maximizing energy delivery and financial return through systems technology design;

•	superior systems design to meet customer needs and reduce cost, including non-penetrating, fast roof installation technologies; and

•	superior channel breadth and delivery capability including turnkey systems.

Our systems segment is comprised primarily of the business we acquired from SP Systems in January 2007. Our customers include commercial and governmental entities, investors, utilities and production home builders. We work with development, construction, system integration and financing companies to deliver our solar power systems to customers. Our solar power systems are designed to generate electricity over a system life typically exceeding 25 years and are principally designed to be used in large-scale applications with system ratings of typically more than 500 kilowatts. Worldwide, more than 500 SunPower solar power systems have been constructed or are under contract, rated in aggregate at more than 400 megawatts of peak capacity.

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

Relationship with Cypress Semiconductor Corporation, or Cypress

Cypress made a significant investment in SunPower in 2002. On November 9, 2004, Cypress completed a reverse triangular merger with us in which all of the outstanding minority equity interest of SunPower was retired, effectively giving Cypress 100% ownership of all of our then outstanding shares of capital stock but leaving our unexercised warrants and options outstanding. After completion of our initial public offering in November 2005, Cypress held, in the aggregate, 52.0 million shares of class B common stock. On May 4, 2007 and August 18, 2008, Cypress completed the sale of 7.5 million shares and 2.5 million shares, respectively, of class B common stock in offerings pursuant to Rule 144 of the Securities Act. Such shares converted to 10.0 million shares of class A common stock upon the sale.

As of September 28, 2008, Cypress owned approximately 42.0 million shares of class B common stock, which represented approximately 50.1% of the total outstanding shares of our common stock, or approximately 47.4% of such shares on a fully diluted basis after taking into account outstanding stock options (or 46.5% of such shares on a fully diluted basis after taking into account outstanding stock options and approximately 1.8 million shares lent to an affiliate of Credit Suisse), and 88.5% of the voting power of our total outstanding common stock.

After the close of trading on September 29, 2008, Cypress completed a spin-off of all of its shares of our class B common stock, in the form of a pro rata dividend to the holders of record as of September 17, 2008 of Cypress common stock. As a result, our class B common stock now trades publicly and is listed on the Nasdaq Global Select Market, along with our class A common stock.

Critical Accounting Policies

Our critical accounting policies are disclosed in our Form 10-K for the year ended December 30, 2007 and have not changed materially as of September 28, 2008, with the exception of the following:

Fair Value of Financial Instruments: Effective December 31, 2007, we adopted the provisions of Statement of Financial Accounting Standards, or SFAS, No. 157, “Fair Value Measurements,” or SFAS No. 157, which defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Our financial assets and financial liabilities that require recognition under SFAS No. 157 include available-for-sale investments and foreign currency derivatives. In determining fair value, we use various valuation techniques, including market and income approaches to value available-for-sale investments and foreign currency derivatives. SFAS No. 157 establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the observable inputs be used when available. Observable inputs are inputs that market participants would use in pricing the asset or liability developed based on market data obtained from sources independent of us. Unobservable inputs are inputs that reflect our assumptions about the assumptions market participants would use in pricing the asset or liability developed based on the best information available in the circumstances. As such, fair value is a market-based measure considered from the perspective of a market participant who holds the asset or owes the liability rather than an entity-specific measure. The hierarchy is broken down into three levels based on the reliability of inputs as follows:

Index

•
Level 1—Valuations based on quoted prices in active markets for identical assets or liabilities that we have the ability to access. Since valuations are based on quoted prices that are readily and regularly available in an active market, valuation of these products does not entail a significant degree of judgment. Financial assets utilizing Level 1 inputs include most money market funds and corporate securities.

•
Level 2—Valuations based on quoted prices in markets that are not active or for which all significant inputs are observable, directly or indirectly. Financial assets utilizing Level 2 inputs include foreign currency forward exchange contracts and some corporate securities.

•
Level 3—Valuations based on inputs that are unobservable and significant to the overall fair value measurement. Financial assets utilizing Level 3 inputs include money market funds comprised of the Reserve Primary Fund and the Reserve International Liquidity Fund, collectively referred to as the Reserve Funds, and corporate securities comprised of auction rate securities. We use the market approach to estimate the price that would be received to sell our Reserve Funds in an orderly transaction between market participants ("exit price"). We reviewed the underlying holdings and estimated the price of underlying fund holdings to estimate the fair value of these funds. We use an income approach valuation model to estimate the exit price of the auction rate securities, which is derived as the weighted average present value of expected cash flows over various periods of illiquidity, using a risk adjusted discount rate that is based on the credit risk and liquidity risk of the securities.

Availability of observable inputs can vary from instrument to instrument and to the extent that valuation is based on inputs that are less observable or unobservable in the market, the determination of fair value requires more judgment. Accordingly, the degree of judgment exercised by our management in determining fair value is greatest for instruments categorized in Level 3. In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, for disclosure purposes the level in the fair value hierarchy within which the fair value measurement in its entirety falls is determined based on the lowest level input that is significant to the fair value measurement in its entirety. In regards to our Reserve Funds, the market approach was based on both Level 2 (term, maturity dates, rates and credit risk) and Level 3 inputs. We determined that the Level 3 inputs, particularly the liquidity premium, were the most significant to the overall fair value measurement. In regards to our auction rate securities, the income approach valuation model was based on both Level 2 (credit quality and interest rates) and Level 3 inputs. We determined that the Level 3 inputs were the most significant to the overall fair value measurement, particularly the estimates of risk adjusted discount rates and ranges of expected periods of illiquidity.

Results of Operations for the Three Months and Nine Months Ended September 28, 2008 and September 30, 2007

Correction of Errors Identified in our Financial Statements for the Year Ended December 30, 2007

During the preparation of our condensed consolidated financial statements for the nine months ended September 28, 2008, we identified errors in our financial statements related to the year ended December 30, 2007, which resulted in $1.3 million overstatement of stock-based compensation expense. We corrected these errors in our condensed consolidated financial statements for the nine months ended September 28, 2008, which resulted in a $1.3 million credit to income before income taxes and net income. The out-of-period effect is not expected to be material to estimated full-year 2008 results, and, accordingly has been recognized in accordance with APB 28, Interim Financial Reporting, paragraph 29 as the error is not material to any financial statements of prior periods.

Revenue

Revenue and the year-over-year change were as follows:

	Three Months Ended			Nine Months Ended
(Dollars in thousands)	September 28, 2008	September 30, 2007	Year-over- Year Change	September 28, 2008	September 30, 2007	Year-over- Year Change
Systems revenue	$193,330	$157,734	23%	$642,774	$340,266	89%
Components revenue	184,170	76,600	140%	391,178	210,181	86%
Total revenue	$377,500	$234,334	61%	$1,033,952	$550,447	88%

Index

We generate revenue from two business segments, as follows:

Systems Segment Revenue:  Our systems revenue represents sales of engineering, procurement and construction, or EPC, projects and other services relating to solar electric power systems that integrate our solar panels and balance of systems components, as well as materials sourced from other manufacturers. In the United States, where customers often utilize rebate and tax credit programs in connection with projects rated one megawatt or less of capacity, we typically sell solar systems rated up to one megawatt of capacity to provide a supplemental, distributed source of electricity for a customer’s facility. In Europe, South Korea and the United States, our systems are often purchased by third-party investors as central station solar power plants, typically rated from one to 20 megawatts, which generate electricity for sale under tariff to regional and public utilities. We also sell our solar systems under materials-only sales contracts in Asia, Europe and the United States. The balance of our systems revenues are generally derived from sales to new home builders for residential applications and maintenance revenue from servicing installed solar systems.

Systems segment revenue for the three and nine months ended September 28, 2008 were $193.3 million and $642.8 million, respectively, and accounted for 51% and 62%, respectively, of our total revenue. Systems segment revenue for the three and nine months ended September 30, 2007 were $157.7 million and $340.3 million, respectively, and accounted for 67% and 62%, respectively, of our total revenue. Our systems segment revenue is largely dependent on the timing of revenue recognition on large construction projects and, accordingly, will fluctuate from period to period. During the three months ended September 28, 2008, we rebalanced our product allocation between the systems segment and components segment after the systems segment’s business surged in Spain during the second quarter of fiscal 2008. For the three months ended September 28, 2008, our systems segment revenue reflects a geographical shift in revenue from Spain to North America. For the nine months ended September 28, 2008, our systems segment benefited from strong power plant scale demand in Europe, primarily in Spain, and reflected the completion of Spain based projects in the third quarter of fiscal 2008 before the expiration of the pre-existing feed-in tariff in September 2008.

Components Segment Revenue:  Our components revenue represents sales of our solar cells, solar panels and inverters to solar systems installers and other resellers. Factors affecting our components revenue include unit volumes of solar cells and modules produced and shipped, average selling prices, product mix, product demand and the percentage of our construction projects sourced with SunPower solar panels sold through the systems segment which reduces the inventory available to sell through our components segment. We have experienced quarter-over-quarter unit volume increases in shipments of our solar power products since we began commercial production in the fourth quarter of 2004. From fiscal 2005 through the third quarter of fiscal 2008, we have experienced increases in average selling prices for our solar power products primarily due to the strength of end-market demand and favorable currency exchange rates. Accordingly, our components segment's average selling prices were slightly higher during the three and nine months ended September 28, 2008 compared to the same period of 2007. Over the next several years, we expect average selling prices for our solar power products to decline as the market becomes more competitive, as certain products mature and as manufacturers are able to lower their manufacturing costs and pass on some of the savings to their customers.

Components segment revenue for the three and nine months ended September 28, 2008 were $184.2 million and $391.2 million, respectively, and accounted for 49% and 38%, respectively, of our total revenue. Components segment revenue for the three and nine months ended September 30, 2007 were $76.6 million and $210.2 million, respectively, and accounted for 33% and 38%, respectively, of our total revenue. For the three and nine months ended September 28, 2008, our components segment benefited from strong demand in the residential and small commercial roof-top markets through our dealer network in both Europe and the United States. During the third quarter of fiscal 2008, we grew our worldwide dealer network by more than 25 percent which is now over 300 dealers.

Total Revenue:  During the three and nine months ended September 28, 2008, our total revenue of approximately $377.5 million and $1,034.0 million, respectively, represented an increase of 61% and 88%, respectively, from total revenue reported in the comparable period of 2007. The increase in total revenue during the three and nine months ended September 28, 2008 compared to the same period of 2007 is attributable to the systems business segment’s installation of more than 40 megawatts for several large-scale solar power plants in Spain in the nine months ended September 28, 2008, the components business segment’s continued increase in the demand for our solar cells and solar panels and the continued increases in unit production and unit shipments of both solar cells and solar panels as we have expanded our solar manufacturing capacity. In the first quarter of fiscal 2007, we had four solar cell manufacturing lines in operation with annual production capacity of 108 megawatts. Since then, we began commercial production on lines five through ten with lines five and six having a rated solar cell production capacity of 33 megawatts per year and lines seven through ten having a rated solar cell production capacity of 40 megawatts per year.

International sales comprise the majority of revenue for both our systems and components segments. Sales outside the United States represented approximately 51% and 71% of our total revenue for the three and nine months ended September 28, 2008, respectively, as compared to 44% and 54% of our total revenue for the three and nine months ended September 30, 2007, respectively, and we expect international sales to remain a significant portion of overall sales for the foreseeable future. International sales as a percentage of our total revenue increased approximately 8% and 17% for the three and nine months ended September 28, 2008, respectively, compared to the same period of 2007, as our systems business segment installed more than 40 megawatts for several large-scale solar power plants in Spain in the nine months ended September 28, 2008, and our components business segment continues to expand our global dealer network, with an emphasis on European expansion. With the recent extension of the U.S. Investment Tax Credit, we now have a national solar market in the U.S. with long-term visibility and significant additional demand potential in all three market segments – residential, commercial and utility. As a result, we expect domestic revenues to increase in absolute dollars, however, not necessarily as a percentage of revenue by geography.

Index

Concentrations:  We have five customers that each accounted for more than 10 percent of our total revenue in one or more of the three and nine months ended September 28, 2008 and September 30, 2007, as follows:

Significant Customers:		Three Months Ended		Nine Months Ended
(As a percentage of total revenue)		September 28, 2008	September 30, 2007	September 28, 2008	September 30, 2007
	Business Segment
Naturener Group	Systems	11%	*	23%	*
Sedwick Corporate, S.L.	Systems	*	*	15%	*
MMA Renewable Ventures	Systems	*	30%	*	17%
SolarPack	Systems	*	21%	*	21%
Solon AG	Components	*	*	*	10%

*	denotes less than 10% during the period

Effective February 6, 2008, the New York Stock Exchange, or NYSE, delisted the common stock of MuniMae, or MMA, the parent company of one of our systems segment customers, MMA Renewable Ventures, because MMA did not expect to file its audited 2006 financial statements by March 3, 2008, the deadline imposed by the NYSE. In connection with completing the restatement and filing their Annual Report on Form 10-K for the year ended December 31, 2006, MMA has disclosed that it incurred substantial accounting costs. In addition, MMA has disclosed that recent credit market disruption has negatively affected many aspects of MMA’s business. MMA Renewable Ventures accounted for less than 10% of our total revenue in the three and nine months ended September 28, 2008. MMA Renewable Ventures accounted for 30% and 17% of our total revenue for the three and nine months ended September 30, 2007, respectively.

Naturener Group, Sedwick Corporate, S.L., SolarPack and MMA Renewable Ventures purchased systems from us as central station power plants which generate electricity for sale to commercial customers and under tariff to regional and public utilities customers. In the three and nine months ended September 28, 2008, approximately 22% and 41%, respectively, of our total revenue was derived from such sales of systems to financing companies that engage in power purchase agreements with end-users of electricity, as compared to 51% and 34% of our total revenue for the three and nine months ended September 30, 2007, respectively. Due to the recent tightening of credit markets and concerns regarding the availability of credit, our customers may be delayed in obtaining, or may not be able to obtain, necessary financing for their purchases of solar power systems. If customers are unwilling or unable to finance the cost of our products, or if the parties that have historically provided this financing cease to do so, or only do so on terms that are substantially less favorable for us or these customers, our revenue and growth will be adversely affected.

Cost of Revenue

Cost of revenue as a percentage of revenue and the year-over-year change were as follows:

	Three Months Ended			Nine Months Ended
(Dollars in thousands)	September 28, 2008	September 30, 2007	Year-over- Year Change	September 28, 2008	September30, 2007	Year-over- Year Change
Cost of systems revenue	$158,730	$135,111	17%	$511,080	$289,095	77%
Cost of components revenue	113,149	60,818	86%	270,901	160,730	69%
Total cost of revenue	$271,879	$195,929	39%	$781,981	$449,825	74%
Total cost of revenue as a percentage of revenue	72%	84%		76%	82%
Total gross margin percentage	28%	16%		24%	18%

Index

Details to cost of revenue by segment and the year-over-year change were as follows:

	Systems Segment			Components Segment
	Three Months Ended			Three Months Ended
(Dollars in thousands)	September 28, 2008	September 30, 2007	Year-over- Year Change	September 28, 2008	September 30, 2007	Year-over- Year Change
Amortization of purchased intangible assets	$1,841	$4,787	(62%)	$1,106	$1,123	(2%)
Stock-based compensation	2,911	2,049	42%	1,964	1,539	28%
Impairment of long-lived assets	(1,343)	—	n.a.	(1,943)	—	n.a.
Factory pre-operating costs	249	162	54%	531	921	(42%)
All other cost of revenue	155,072	128,113	21%	111,491	57,235	95%
Total cost of revenue	$158,730	$135,111	17%	$113,149	$60,818	86%
Total cost of revenue as a percentage of revenue	82%	86%		61%	79%
Total gross margin percentage	18%	14%		39%	21%

	Systems Segment			Components Segment
	Nine Months Ended			Nine Months Ended
(Dollars in thousands)	September 28, 2008	September 30, 2007	Year-over- Year Change	September 28, 2008	September 30, 2007	Year-over- Year Change
Amortization of purchased intangible assets	$5,850	$15,297	(62%)	$3,216	$3,370	(5%)
Stock-based compensation	7,661	6,235	23%	6,057	2,801	116%
Impairment of long-lived assets	—	—	n.a.	2,203	—	n.a.
Factory pre-operating costs	889	692	28%	1,383	3,185	(57%)
All other cost of revenue	496,680	266,871	86%	258,042	151,374	70%
Total cost of revenue	$511,080	$289,095	77%	$270,901	$160,730	69%
Total cost of revenue as a percentage of revenue	80%	85%		69%	76%
Total gross margin percentage	20%	15%		31%	24%

Systems Segment Cost of Revenue:  Our cost of systems revenue consists primarily of solar panels, mounting systems, inverters and subcontractor costs. The cost of solar panels is the single largest cost element in our cost of systems revenue. Our systems segment sourced approximately 69% and 58% of its solar panel installations with SunPower products in the three and nine months ended September 28, 2008, respectively, compared to 25% and 27% for the three and nine months ended September 30, 2007, respectively. We expect that our systems segment will continue to source at or about 69% of its projects with SunPower solar panels during the fourth quarter of fiscal 2008. Our systems segment generally experiences higher gross margin on construction projects that utilize SunPower solar panels compared to construction projects that utilize solar panels purchased from third parties. For the three and nine months ended September 28, 2008, gross margin for the systems segment was $34.6 million and $131.7 million, respectively, or 18% and 20% of systems segment revenue, respectively. Gross margin for the systems segment was $22.6 million and $51.2 million for the three and nine months ended September 30, 2007, respectively, or 14% and 15% of systems segment revenue, respectively. Gross margin in our systems segment increased four percentage points in the three months ended September 28, 2008 as compared to the three months ended September 30, 2007 and five percentage points in the nine months ended September 28, 2008 as compared to the nine months ended September 30, 2007 due to higher percentage of SunPower solar panels used in its projects as well as cost savings we realized from more efficient field implementation of our systems trackers.

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

Our cost of systems revenue will also fluctuate from period to period due to the mix of projects completed and recognized as revenue, in particular between large projects and large commercial installation projects. Our gross profit each quarter is affected by a number of factors, including the types of projects in process and their various stages of completion, the gross margins estimated for those projects in progress and the actual system group department overhead costs. Historically, revenues from materials-only sales contracts generate a higher gross margin percentage for our systems segment than revenue generated from turnkey contracts which generate higher revenue per watt from providing both materials as well as engineering, procurement and construction management services.

Index

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

Components Segment Cost of Revenue:  Our cost of components revenue consists primarily of silicon ingots and wafers used in the production of solar cells, along with other materials such as chemicals and gases that are needed to transform silicon wafers into solar cells. For our solar panels, our cost of revenue includes the cost of solar cells and raw materials such as glass, frame, backing and other materials, as well as the assembly costs we pay to our third-party subcontractor in China.

Our components segment gross profit each quarter is affected by a number of factors, including average selling prices for our products, our product mix, our actual manufacturing costs, the utilization rate of our solar cell manufacturing facility and changes in amortization of intangible assets. Gross margin for the components segment was $71.0 million and $120.3 million for the three and nine months ended September 28, 2008, respectively, or 39% and 31% of components segment revenue, respectively. Gross margin for the components segment was $15.8 million and $49.5 million for the three and nine months ended September 30, 2007, respectively, or 21% and 24% of components segment revenue, respectively. Gross margin in our components segment increased eighteen percentage points in the three months ended September 28, 2008 as compared to the three months ended September 30, 2007 and seven percentage points in the nine months ended September 28, 2008 as compared to the nine months ended September 30, 2007 benefiting from higher average solar cell conversion efficiency and better silicon utilization, continued reduction in silicon costs, higher volume, and slightly higher average selling prices.

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

Total Cost of Revenue:  Other factors contributing to cost of revenue include depreciation, provisions for estimated warranty, salaries, personnel-related costs, freight, royalties, facilities expenses and manufacturing supplies associated with contracting revenues and solar cell fabrication as well as factory pre-operating costs associated with our new solar cell manufacturing facility and solar panel assembly facility. Such pre-operating costs included compensation and training costs for factory workers as well as utilities and consumable materials associated with preproduction activities. Additionally, within our own solar panel assembly facility in the Philippines we incur personnel-related costs, depreciation, utilities and other occupancy costs. To date, demand for our solar power products has been robust and our production output has increased allowing us to spread a significant amount of our fixed costs over relatively high production volume, thereby reducing our per unit fixed cost. Our solar panel assembly facility began production in the first quarter of 2007 and our second solar cell manufacturing facility began production in the third quarter of 2007. We currently operate ten solar cell manufacturing lines with total production capacity of 334 megawatts per year with lines five through ten located in our second building in the Philippines that is expected to eventually house 12 solar cell production lines with a total factory output capacity of 466 megawatts per year. As we build additional manufacturing lines or facilities, our fixed costs will increase, and the overall utilization rate of our solar cell manufacturing and solar panel assembly facilities could decline, which could negatively impact our gross profit. This decline may continue until a line’s manufacturing output reaches its rated practical capacity.

Index

During the three and nine months ended September 28, 2008, our total cost of revenue was approximately $271.9 million and $782.0 million, respectively, which represented increases of 39% and 74%, respectively, compared to total cost of revenue reported in the comparable periods of 2007. The increase in total cost of revenue resulted from increased costs in all cost of revenue spending categories and corresponds with an increase of 61% and 88% in total revenue during the three and nine months ended September 28, 2008, respectively, from total revenue reported in the comparable periods of 2007. As a percentage of total revenue, our total cost of revenue decreased to 72% and 76% in the three and nine months ended September 28, 2008, respectively, compared to 84% and 82% for the three and nine months ended September 30, 2007, respectively. This decrease in total cost of revenue as a percentage of total revenue is reflective of decreased costs of polysilicon beginning in the second quarter of fiscal 2008 and improved manufacturing economies of scale associated with markedly higher production volume. This decrease in total cost of revenue as a percentage of total revenue in the nine months ended September 28, 2008 as compared to the nine months ended September 30, 2007 was partially offset by (i) a one-time asset impairment charge of $2.2 million in the nine months ended September 28, 2008 relating to the wind-down of our imaging detector product line (the $3.3 million write-down of certain solar product manufacturing equipment taken in the first quarter was reversed in the third quarter of fiscal 2008); (ii) a more favorable mix of business in our systems segment that benefited gross margin by approximately four percentage points during the nine months ended September 30, 2007; and (iii) the $2.7 million settlement received from one of our suppliers in the components segment during the nine months ended September 30, 2007 in connection with defective materials sold to us during 2006 that was reflected as a reduction to total cost of revenue.

Research and Development

Research and development expense as a percentage of revenue and the year-over-year change were as follows:

	Three Months Ended			Nine Months Ended
(Dollars in thousands)	September 28, 2008	September 30, 2007	Year-over- Year Change	September 28, 2008	September 30, 2007	Year-over- Year Change
Research & development	$6,049	$3,902	55%	$15,504	$9,659	61%
Research & development as a percentage of revenue	2%	2%		1%	2%

During the three and nine months ended September 28, 2008, our research and development expense was $6.0 million and $15.5 million, respectively, which represents an increase of 55% and 61%, respectively, from research and development expense reported in the comparable period of fiscal 2007. Research and development expense consists primarily of salaries and related personnel costs, depreciation and the cost of solar cell and solar panel materials and services used for the development of products, including experiment and testing. The increase in research and development spending during the three and nine months ended September 28, 2008 compared to the same period of fiscal 2007 resulted primarily from: (i) increases in salaries, benefits and stock-based compensation costs as a result of increased headcount; and (ii) additional material and equipment costs incurred for the development of our next generation of more efficient solar cells and thinner polysilicon wafers for solar cell manufacturing, as well as development of new processes to automate solar panel assembly operations. These increases were partially offset by cost reimbursements received from various government entities in the United States.

Research and development expense is reported net of any funding received under contracts with governmental agencies because such contracts are considered collaborative arrangements. In the third quarter of 2007, we signed a Solar America Initiative agreement with the U.S. Department of Energy in which we were awarded $8.5 million in the first budgetary period. Total funding for the three-year effort is estimated to be $24.7 million. Our cost share requirement under this program, including lower-tier subcontract awards, is anticipated to be $27.9 million. Subject to final negotiations and settlement with the government agencies involved, our existing governmental contracts are expected to offset approximately $7.0 million to $10.0 million of our research and development expense in each of 2007, 2008 and 2009. This contract replaced our three-year cost-sharing research and development project with the National Renewable Energy Laboratory, entered into in March 2005, to fund up to $3.0 million or half of the project costs to design our next generation solar panels. Funding from government contracts offset our research and development expense by approximately $1.6 million and $5.3 million in the three and nine months ended September 28, 2008, respectively, as compared to approximately $0.7 million and $1.1 million in the three and nine months ended September 30, 2007, respectively.

As a percentage of total revenue, research and development expense totaled two percent and one percent in the three and nine months ended September 28, 2008, respectively, compared to two percent in each of the three and nine months ended September 30, 2007, because these expenses increased at approximately the same rate of growth in our revenue. We expect our research and development expense to continually increase in absolute dollars as we continue to develop new processes to further improve the conversion efficiency of our solar cells and reduce their manufacturing cost, and as we develop new products to diversify our product offerings.

Index

Sales, General and Administrative

Sales, general and administrative expense as a percentage of revenue and the year-over-year change were as follows:

	Three Months Ended			Nine Months Ended
(Dollars in thousands)	September 28, 2008	September 30, 2007	Year-over- Year Change	September 28, 2008	September 30, 2007	Year-over- Year Change
Sales, general & administrative	$46,075	$27,708	66%	$123,141	$76,188	62%
Sales, general & administrative as a percentage of revenue	12%	12%		12%	14%

During the three and nine months ended September 28, 2008, our sales, general and administrative expense was $46.1 million and $123.1 million, respectively, which represents an increase of 66% and 62%, respectively, from sales, general and administrative expense reported in the comparable period of fiscal 2007. Sales, general and administrative expense for our business consists primarily of salaries and related personnel costs, professional fees, insurance and other selling and marketing expenses. The increase in our sales, general and administrative expense during the three and nine months ended September 28, 2008 compared to the same period of fiscal 2007 resulted primarily from higher spending in all areas of sales, marketing, finance and information technology to support the growth of our business, particularly increased headcount and payroll related expenses, including stock-based compensation, as well as increased expenses associated with deployment of a new enterprise resource planning system, legal and accounting services. During the three and nine months ended September 28, 2008, stock-based compensation included in our sales, general and administrative expense was approximately $13.0 million and $35.5 million, respectively, as compared to approximately $9.4 million and $26.9 million in the three and nine months ended September 30, 2007, respectively. Also contributing to our increased sales, general and administrative expense in the three and nine months ended September 28, 2008 compared to the same period of fiscal 2007 are substantial increases in headcount and sales and marketing spending to expand our value added reseller channel primarily in Europe and global branding initiatives.

As a percentage of total revenue, sales, general and administrative expense totaled twelve percent in each of the three and nine months ended September 28, 2008, compared to twelve percent and fourteen percent in the three and nine months ended September 30, 2007, respectively, because these expenses increased at approximately the same rate of growth in our revenue. We expect our sales, general and administrative expense to increase in absolute dollars as we expand our sales and marketing efforts, hire additional personnel and improve our information technology infrastructure to support our growth. However, assuming our revenue increases as we expect, over time we anticipate that our sales, general and administrative expense will continue to decrease as a percentage of revenue.

Purchased In-Process Research and Development, or IPR&D

Purchased in-process research and development expense as a percentage of revenue and the year-over-year change were as follows:

	Three Months Ended			Nine Months Ended
(Dollars in thousands)	September 28, 2008	September 30, 2007	Year-over- Year Change	September 28, 2008	September 30, 2007	Year-over- Year Change
Purchased in-process research and development	$—	$—	n.a.	$—	$9,575	n.a.
Purchased in-process research and development as a percentage of revenue	n.a.	n.a.		n.a.	2%

For the nine months ended September 30, 2007, we recorded an IPR&D charge of $9.6 million in connection with the acquisition of SP Systems in January 2007, as technological feasibility associated with the IPR&D projects had not been established and no alternative future use existed. No in-process research and development expense was recorded for the nine months ended September 28, 2008.

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

Index

	Stage of Completion	Total Cost Incurred to Date	Total Remaining Costs
Design Automation Tool
As of January 10, 2007 (acquisition date)	8%	$0.2 million	$	2.4 million
As of September 28, 2008	100%	$1.4 million		$—

Tracking System and Other
As of January 10, 2007 (acquisition date)	25%	$0.2 million	$	0.6 million
As of September 28, 2008	100%	$0.8 million		$—

Status of IPR&D Projects:

At the close of the first quarter in fiscal 2008, the first release of the design automation tool software was deployed to production. As of September 28, 2008, we have incurred total project costs of $1.4 million, of which $1.2 million was incurred after the acquisition, and total costs to complete the project was $1.2 million less than the original estimate of $2.6 million. We completed the design automation tool project approximately two years and three quarters earlier than the original estimated completion date of December 2010.

We completed the tracking systems project in June 2007 and incurred total project costs of $0.8 million, of which $0.6 million was incurred after the acquisition. Both the actual completion date and the total projects costs were in line with the original estimates.

Impairment of Acquisition-Related Intangible Assets

Impairment of acquisition-related intangible assets as a percentage of revenue and the year-over-year change were as follows:

	Three Months Ended			Nine Months Ended
(Dollars in thousands)	September 28, 2008	September 30, 2007	Year-over- Year Change	September 28, 2008	September 30, 2007	Year-over- Year Change
Impairment of acquisition-related intangible assets	$—	$—	n.a.	$—	$14,068	n.a.
Impairment of acquisition-related intangible assets as a percentage of revenue	n.a.	n.a.		n.a.	3%

For the nine months ended September 30, 2007, we recognized a charge for the impairment of acquisition-related intangible assets of $14.1 million. In June 2007, we changed our branding strategy and consolidated all of our product and service offerings under the SunPower tradename. To reinforce the new branding strategy, we formally changed the name of PowerLight to SunPower Corporation, Systems. The fair value of PowerLight tradenames was valued at $15.5 million at the date of acquisition and ascribed a useful life of 5 years. The determination of the fair value and useful life of the tradename was based on our previous strategy of continuing to market our systems products and services under the PowerLight brand. As a result of the change in our branding strategy, during the quarter ended July 1, 2007, the net book value of the PowerLight tradename of $14.1 million was written off as an impairment of acquisition-related intangible assets. As a percentage of revenues, impairment of acquisition related intangible assets was three percent in the nine months ended September 30, 2007.

Index

Other Income (Expense), Net

Interest income, interest expense, and other, net as a percentage of revenue and the year-over-year change were as follows:

	Three Months Ended			Nine Months Ended
(Dollars in thousands)	September 28, 2008	September 30, 2007	Year-over- Year Change	September 28, 2008	September 30, 2007	Year-over- Year Change
Interest income	$2,650	$4,609	(43%)	$9,086	$8,789	3%
Interest income as a percentage of revenue	1%	2%		1%	2%
Interest expense	$(1,411)	$(1,372)	(3%)	$(4,286)	$(3,576)	(20%)
Interest expense as a percentage of revenue	—%	1%		—%	1%
Other, net	$(3,560)	$(205)	(1,637%)	$(5,513)	$(448)	(1,131%)
Other, net as a percentage of revenue	1%	—%		1%	—%

Interest income during the three and nine months ended September 28, 2008 and September 30, 2007, primarily represents interest income earned on our cash, cash equivalents, restricted cash and investments during these periods. The decrease in interest income of 43% during the three months ended September 28, 2008 compared to the same period of fiscal 2007 resulted primarily from the decrease in available-for-sale securities year-over-year used to fund our capital expenditures for our manufacturing capacity expansion. The increase in interest income of 3% during the nine months ended September 28, 2008 compared to the same period of fiscal 2007 is primarily the effect of interest earned on $581.5 million in net proceeds from our class A common stock and convertible debenture offerings in February and July 2007.

Interest expense during the three and nine months ended September 28, 2008 and September 30, 2007 relates to interest due on convertible debt and customer advance payments. The increase in our interest expense of 3% and 20% in the three and nine months ended September 28, 2008, respectively, compared to the same period of fiscal 2007 is primarily due to interest related to the aggregate of $425.0 million in convertible debentures issued in February and July 2007. Our convertible debt was used in part to fund our capital expenditures for our manufacturing capacity expansion.

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

The following table summarizes the components of other, net:

	Three Months Ended		Nine Months Ended
(Dollars in thousands)	September 28, 2008	September 30, 2007	September 28, 2008	September 30, 2007
Write-off of unamortized debt issuance costs	$—	$—	$(972)	$—
Amortization of debt issuance costs	—	(519)	—	(999)
Impairment of investments	(933)	—	(933)	—
Share in earnings of joint venture	2,131	(214)	4,005	(214)
Gain (loss) on derivatives and foreign exchange	(4,579)	400	(7,407)	570
Other income (expense), net	(179)	128	(206)	195
Total other, net	$(3,560)	$(205)	$(5,513)	$(448)

Other, net during the three and nine months ended September 28, 2008 consists primarily of losses from derivatives and foreign exchange, the write-off of unamortized debt issuance costs as a result of the market price conversion trigger on our senior convertible debentures being met in December 2007 and the impairment of certain money market securities, offset slightly by our share in the earnings of joint ventures. Other, net during the three and nine months ended September 30, 2007 consists primarily of amortization of debt issuance costs and our share in the net loss of Woongjin Energy Co., Ltd, a joint venture, offset slightly by gains from derivatives and foreign exchange.

Historically through December 30, 2007, intercompany accounts payable denominated in U.S. dollars and held by our Euro functional currency entities were not expected to be settled in the foreseeable future. In accordance with SFAS No. 52, “Foreign Currency Translation,” or SFAS No. 52, gains and losses on the foreign currency translation of the intercompany accounts payable were recorded in accumulated other comprehensive income in stockholders’ equity in the Condensed Consolidated Balance Sheets. Beginning in the first quarter of fiscal 2008, management has determined that intercompany accounts payable denominated in U.S. dollars and held by our Euro functional currency entities will be settled within the foreseeable future as a result of our new intercompany agreements. Therefore, gains and losses on the foreign currency translation of the intercompany accounts payable will be recognized as a component of other, net in the Condensed Consolidated Statements of Operations.

Index

Income Taxes

Income tax provision (benefit) as a percentage of revenue and the year-over-year change were as follows:

	Three Months Ended			Nine Months Ended
(Dollars in thousands)	September 28, 2008	September 30, 2007	Year-over- Year Change	September 28, 2008	September 30, 2007		Year-over- Year Change
Income tax provision (benefit)	$29,797	$1,396	2,034%	$49,869		$(8,429)	692%
Income tax provision (benefit) as a percentage of revenue	8%	1%		5%	(2	) %

In the three and nine months ended September 28, 2008, our income tax expense was provided primarily for foreign income taxes in certain jurisdictions where our operations are profitable. Our interim period tax provision is estimated based on the expected annual worldwide tax rate and takes into account the tax effect of discrete items. In the three and nine months ended September 30, 2007, our income tax expense (benefit) was primarily the result of recognition of deferred tax assets to the extent of deferred tax liabilities created by the acquisition of SP Systems in January 2007, net of foreign income taxes in profitable jurisdictions where the tax rates are less than the U.S. statutory rate.

For financial reporting purposes, income tax expense and deferred income tax balances were calculated as if we were a separate entity and had prepared our own separate tax return. Deferred tax assets and liabilities are recognized for temporary differences between financial statement and income tax bases of assets and liabilities. We recorded a valuation allowance to the extent our net deferred tax asset on all items except comprehensive income exceeded our net deferred tax liability. We expect it is more likely than not that we will not realize our net deferred tax asset as of September 28, 2008. In assessing the need for a valuation allowance, we consider historical levels of income, expectations and risks associated with the estimates of future taxable income and ongoing prudent and feasible tax planning strategies. In the event we determine that we would be able to realize additional deferred tax assets in the future in excess of the net recorded amount, or if we subsequently determine that realization of an amount previously recorded is unlikely, we would record an adjustment to the deferred tax asset valuation allowance, which would change income in the period of adjustment.

As described in Note 2 of Notes to Condensed Consolidated Financial Statements, we will pay federal and state income taxes in accordance with the tax sharing agreement with Cypress. Effective with the closing of our public offering of common stock in June 2006, we are no longer eligible to file federal and most state consolidated tax returns with Cypress. As of September 29 2008, Cypress distributed the shares of SunPower to its shareholders, so we are no longer eligible to file any state combined returns. Accordingly, we will be required to pay Cypress for any federal income tax credit or net operating loss carryforwards utilized in our federal tax returns in subsequent periods. Any payments we make to Cypress when we utilize certain tax attributes will be accounted for as an equity transaction with Cypress. As of December 30, 2007, we had federal net operating loss carryforwards of approximately $147.6 million. These federal net operating loss carryforwards will expire at various dates from 2011 to 2027. We had California state net operating loss carryforwards of approximately $73.5 million as of December 30, 2007, which expire at various dates from 2011 to 2017. We also had research and development credit carryforwards of approximately $3.9 million for both federal and state tax purposes.

Liquidity and Capital Resources

In February 2007, we raised $194.0 million net proceeds from the issuance of 1.25% senior convertible debentures. In July 2007, we raised $220.1 million net proceeds from the issuance of 0.75% senior convertible debentures and $167.4 million net proceeds from the completion of a follow-on offering of 2.7 million shares of our class A common stock.

Index

Cash Flows

A summary of the sources and uses of cash and cash equivalents is as follows:

	Nine Months Ended
(In thousands)	September 28, 2008	September 30, 2007
Net cash provided by (used in) operating activities	$107,927	$(26,447)
Net cash used in investing activities	(167,191)	(319,801)
Net cash provided by financing activities	31,832	584,742
Effect of exchange rate changes on cash and cash equivalents	(1,166)	3,087
Net increase (decrease) in cash and cash equivalents	$(28,598)	$241,581

Operating Activities

Net cash provided by operating activities of $107.9 million for the nine months ended September 28, 2008 was primarily the result of net income of $62.7 million, plus non-cash charges totaling $104.3 million for depreciation, impairment of investments and long-lived assets, amortization, write-off of debt issuance costs and stock-based compensation expense, less non-cash income of $4.0 million for our equity share in earnings of joint ventures, as well as increases in accounts payable and other accrued liabilities, including accounts payable to Cypress, of $76.5 million and customer advances of $45.9 million, primarily for future polysilicon purchases by customers that manufacture ingots which are sold back to us under an ingot supply agreement. These items were partially offset by decreases in billings in excess of costs and estimated earnings of $60.1 million related to contractual timing of system project billings, as well as increases in accounts receivable of $55.3 million, inventories of $44.6 million and other changes in operating assets and liabilities totaling $17.5 million. The significant increases in substantially all of our current assets and current liabilities resulted from our substantial revenue increase in the nine months ended September 28, 2008 compared to previous quarters which impacted net income and working capital.

Net cash used in operating activities of $26.4 million for the nine months ended September 30, 2007 was primarily the result of increases in costs and estimated earnings in excess of billings of $69.8 million, inventories of $48.0 million, advance payments to suppliers of $33.6 million related to our existing supply agreements, as well as decreases in billings in excess of costs and estimated earnings of $17.5 million. These items were partially offset by net income of $4.3 million, plus non-cash charges totaling $101.2 million for depreciation, amortization, impairment of acquisition-related intangibles, purchased in-process research and development expense, stock-based compensation expense and equity share in loss of joint venture. In addition, these items were offset by increases in advances from customers of $29.8 million and other changes in operating assets and liabilities totaling $7.2 million. The significant increases in substantially all of our current assets and current liabilities resulted from the acquisition of SP Systems in January 2007, as well as our substantial revenue increase in the nine months ended September 30, 2007 compared to previous quarters which impacted net income and working capital.

Investing Activities

Net cash used in investing activities was $167.2 million for the nine months ended September 28, 2008, which primarily relates to capital expenditures of $150.3 million incurred during the nine months ended September 28, 2008. Capital expenditures were mainly associated with manufacturing capacity expansion in the Philippines. Also during the nine months ended September 28, 2008, (i) restricted cash increased by $42.2 million for advanced payments received from customers that we provided security in the form of cash collateralized bank standby letters of credit; (ii) we paid cash of $18.3 million for the acquisitions of SunPower Italia and SunPower Australia, net of cash acquired; and (iii) we invested an additional $24.6 million in joint ventures and other private companies. Cash used in investing activities was partially offset by $68.2 million in proceeds received from the sales of available-for-sale securities, net of available-for-sale securities purchased during the period and investment in the Reserve Funds re-designated from cash and cash equivalents to short-term investments at adjusted cost.

Net cash used in investing activities was $319.8 million for the nine months ended September 30, 2007, which primarily relates to (i) capital expenditures of $154.6 million; (ii) cash paid of $98.6 million for the acquisition of SP Systems, net of cash acquired; (iii) purchases of available-for-sale securities totaling $42.1 million, net of proceeds received from sales of available-for-sale securities during the period; and (iv) restricted cash increased by $24.5 million.

Financing Activities

Net cash provided by financing activities for the nine months ended September 28, 2008 reflects proceeds received of $3.8 million from stock option exercises and excess tax benefits totaling $33.9 million from the exercise of stock options, partially offset by cash paid of $5.9 million for treasury stock purchases that were used to pay withholding taxes on vested restricted stock. Net cash provided by financing activities for the nine months ended September 30, 2007 primarily reflects (i) $194.0 million in net proceeds from the issuance of $200.0 million in principal amount of 1.25% senior convertible debentures in February 2007; (ii) $220.1 million in net proceeds from the issuance of $225.0 million in principal amount of 0.75% senior convertible debentures in July 2007; and (iii) $167.4 million in net proceeds from our follow-on public offering of 2.7 million shares of our class A common stock in July 2007. Also during the nine months ended September 30, 2007, we paid $3.6 million on an outstanding line of credit and received $6.9 million in proceeds from stock option exercises.

Index

Revision of Statement of Cash Flow Presentation Related to Purchases of Property, Plant and Equipment

We have changed our Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2007 to exclude the impact of purchases of property, plant and equipment that remain unpaid and as such are included in “accounts payable and other accrued liabilities” at the end of the reporting period. Historically, changes in “accounts payable and other accrued liabilities” related to such purchases were included in cash flows from operations, while the investing activity caption "Purchase of property, plant and equipment" included these purchases. As these unpaid purchases do not reflect cash transactions, we have revised our cash flow presentations to exclude them. The correction resulted in an increase to the previously reported amount of cash used for operating activities of $7.9 million in the nine months ended September 30, 2007, resulting from a reduction in the amount of cash provided from the change in accounts payable and other accrued liabilities in that period. The corresponding correction in the investing section was to decrease cash used for investing activities by $7.9 million in the nine months ended September 30, 2007, as a result of the reduction in the amount of cash used for purchases of property, plant and equipment in that period. These corrections had no impact on our previously reported results of operations, working capital or stockholders’ equity. We concluded that these corrections were not material to any of our previously issued condensed consolidated financial statements, based on SEC Staff Accounting Bulletin No. 99-Materiality.

Debt and Credit Sources

In July 2007, we entered into a credit agreement with Wells Fargo Bank, National Association, or Wells Fargo, that was amended from time to time, providing for a $50.0 million unsecured revolving credit line, with a $50.0 million unsecured letter of credit subfeature, and a separate $150.0 million secured letter of credit facility as of September 28, 2008. We may borrow up to $50.0 million and request that Wells Fargo issue up to $50.0 million in letters of credit under the unsecured letter of credit subfeature through April 4, 2009. Letters of credit issued under the subfeature reduce our borrowing capacity under the revolving credit line. Additionally, we may request that Wells Fargo issue up to $150.0 million in letters of credit under the secured letter of credit facility through July 31, 2012. As detailed in the agreement, we will pay interest on outstanding borrowings and a fee for outstanding letters of credit. At any time, we can prepay outstanding loans. All borrowings must be repaid by April 4, 2009, and all letters of credit issued under the unsecured letter of credit subfeature expire on or before April 4, 2009 unless we provide by such date collateral in the form of cash or cash equivalents in the aggregate amount available to be drawn under letters of credit outstanding at such time. All letters of credit issued under the secured letter of credit facility expire no later than July 31, 2012. We concurrently entered into a security agreement with Wells Fargo, granting a security interest in a securities account and deposit account to secure our obligations in connection with any letters of credit that might be issued under the credit agreement. In connection with the credit agreement, SunPower North America, Inc., our wholly-owned subsidiary, SP Systems, an indirect wholly-owned subsidiary of ours, and SunPower Systems SA, another indirect wholly-owned subsidiary of ours, entered into an associated continuing guaranty with Wells Fargo. The terms of the credit agreement include certain conditions to borrowings, representations and covenants, and events of default customary for financing transactions of this type.

As of September 28, 2008 and December 30, 2007, nine letters of credit totaling $47.1 million and four letters of credit totaling $32.0 million, respectively, were issued by Wells Fargo under the unsecured letter of credit subfeature. In addition, 23 letters of credit totaling $68.7 million and 8 letters of credit totaling $47.9 million, were issued by Wells Fargo under the secured letter of credit facility as of September 28, 2008 and December 30, 2007, respectively. On September 28, 2008 and December 30, 2007, cash available to be borrowed under the unsecured revolving credit line was $2.9 million and $18.0 million, respectively, and includes letter of credit capacities available to be issued by Wells Fargo under the unsecured letter of credit subfeature of $2.9 million and $8.0 million, respectively. Letters of credit available under the secured letter of credit facility at September 28, 2008 and December 30, 2007 totaled $81.3 million and $2.1 million, respectively.

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

Index

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

For the quarter ended September 28, 2008, the closing price of our class A common stock equaled or exceeded 125% of the $56.75 per share initial effective conversion price governing the February 2007 debentures for 20 out of 30 consecutive trading days ending on September 28, 2008, thus satisfying the market price conversion trigger pursuant to the terms of the February 2007 debentures. As of the first trading day of the fourth quarter in fiscal 2008, holders of the February 2007 debentures are able to exercise their right to convert the debentures any day in that fiscal quarter. Therefore, since holders of the February 2007 debentures are able to exercise their right to convert the debentures in the fourth quarter of fiscal 2008, we classified the $200.0 million in aggregate convertible debt as short-term debt in our Condensed Consolidated Balance Sheets as of September 28, 2008.

    As of October 31, 2008, we have received notices for the conversion of approximately $1.4 million of the February 2007 debentures which we have settled for approximately $1.2 million in cash and 1,000 shares of class A common stock. The current capital market conditions and credit environment could create incentives for additional holders to convert their debentures that did not exist in prior quarters. If the full $200.0 million in aggregate convertible debt was called for conversion prior to December 28, 2008, we would likely not have sufficient unrestricted cash and cash equivalents on hand to satisfy the conversion without additional liquidity. If necessary, we may seek to restructure our obligations under the convertible debt, or raise additional cash through sales of investments, assets or common stock, or from borrowings. However, there can be no assurance that we would be successful in these efforts in the current market conditions.

Because the closing stock price did not equal or exceed 125% of the initial effective conversion price governing the July 2007 debentures for 20 out of 30 consecutive trading days during the quarter ended September 28, 2008, holders of the debentures did not have the right to convert the debentures, based on the market price conversion trigger, any day in the fourth fiscal quarter beginning on September 29, 2008. Accordingly, we classified the $225.0 million in aggregate convertible debt as long-term debt in our Condensed Consolidated Balance Sheets as of September 28, 2008. This test is repeated each fiscal quarter; therefore, if the market price conversion trigger is satisfied in a subsequent quarter, the debentures may again be re-classified as short-term debt.

In addition, the holders of our February 2007 debentures and July 2007 debentures would be able to exercise their right to convert the debentures during the five consecutive business days immediately following any five consecutive trading days in which the trading price of our senior convertible debentures is less than 98% of the average of the closing sale price of a share of class A common stock during the five consecutive trading days, multiplied by the applicable conversion rate. On October 31, 2008, our February 2007 debentures and July 2007 debentures traded significantly below their historic trading prices, with our February 2007 debentures trading slightly above their conversion value.  We believe the decline in trading prices is due primarily to the declining market price of our class A common stock, the lack of liquidity in the current market, a need for investors to raise capital by selling debentures, public concerns regarding the availability of credit, and the end of our share lending arrangement with Lehman Brothers International (Europe) Limited as a result of LBIE’s administrative proceeding and the related Chapter 11 filing by Lehman Brothers Holdings Inc. and certain of its affiliates.  If the trading prices of our debentures continue to decline, holders of the debentures may have the right to convert the debentures in the future.

 As of September 28, 2008, we had cash and cash equivalents of $256.6 million as compared to $285.2 million as of December 30, 2007. In addition, we had short-term investments and long-term investments of $39.0 million and $25.0 million as of September 28, 2008, respectively, as compared to $105.4 million and $29.1 million as of December 30, 2007, respectively. Of these investments, we held $25.7 million in Reserve Funds at September 28, 2008. The net asset value for the Reserve Funds fell below $1.00 because the funds had investments in Lehman, which filed for bankruptcy on September 15, 2008. As a result of this event, the Reserve Funds wrote down their investments in Lehman to zero. We have estimated the loss on the Reserve Funds to be approximately $0.9 million based on an evaluation of the fair value of the securities held by the Reserve Funds and the net asset value that was last published by the Reserve Funds before the funds suspended redemptions. We recorded an impairment charge of $0.9 million in “Other, net” in our Condensed Consolidated Statements of Operations, thereby establishing a new cost basis for each fund.

Index
    On October 31, 2008, we received a distribution of $11.9 million from the Reserve Funds. We expect that the remaining distribution of $13.8 million from the Reserve Funds will occur over the remaining twelve months as the investments held in the funds mature. Therefore, we have changed the designation of our $13.8 million investment in the Reserve Funds that was not received in the subsequent period from cash and cash equivalents to short-term investments at the new cost basis on the Condensed Consolidated Balance Sheets. While we expect to receive substantially all of our current holdings in the Reserve Funds within the next twelve months, it is possible we may encounter difficulties in receiving distributions given the current credit market conditions. If market conditions were to deteriorate even further such that the current fair value were not achievable, we could realize additional losses in our holdings with the Reserve Funds and distributions could be further delayed.

In addition, we held five auction rate securities totaling $25.0 million as of September 28, 2008 as compared to ten auction rate securities totaling $50.8 million as of December 30, 2007. These auction rate securities are typically over-collateralized and secured by pools of student loans originated under the Federal Family Education Loan Program, or FFELP, and are guaranteed and insured by the U.S. Department of Education. In addition, all auction rate securities held are rated by one or more of the Nationally Recognized Statistical Rating Organizations, or NRSROs, as triple-A. Beginning in February 2008, the auction rate securities market experienced a significant increase in the number of failed auctions, resulting from a lack of liquidity, which occurs when sell orders exceed buy orders, and does not necessarily signify a default by the issuer. All auction rate securities invested in at September 28, 2008 have failed to clear at auctions. For failed auctions, we continue to earn interest on these investments at the maximum contractual rate as the issuer is obligated under contractual terms to pay penalty rates should auctions fail. Historically, failed auctions have rarely occurred, however, such failures could continue to occur in the future. In the event we need to access these funds, we will not be able to do so until a future auction is successful, the issuer redeems the securities, a buyer is found outside of the auction process or the securities mature. Accordingly, auction rate securities at September 28, 2008 and December 30, 2007 that were not sold in a subsequent period totaling $25.0 million and $29.1 million, respectively, are classified as long-term investments on the Condensed Consolidated Balance Sheets, because they are not expected to be used to fund current operations and consistent with the stated contractual maturities of the securities.

In the second quarter of fiscal 2008, we sold auction rate securities with a carrying value of $12.5 million for their stated par value of $13.0 million to the issuer of the securities outside of the auction process. We have concluded that no other-than-temporary impairment losses occurred in the three and nine months ended September 28, 2008 in regards to the auction rate securities because the lack of liquidity in the market is considered temporary in nature. If it is determined that the fair value of these auction rate securities is other-than-temporarily impaired, we would record a loss in our Condensed Consolidated Statements of Operations in the fourth quarter of 2008, which could be material.

We believe that our current cash and cash equivalents and funds available from the credit agreement with Wells Fargo will be sufficient to meet our working capital and capital expenditure commitments for at least the next 12 months. However, there can be no assurance that our liquidity will be adequate over time. For instance, we expect to continue to make significant capital expenditures in our manufacturing facilities, including through building purchases or long-term leases, and, in May 2008, we announced plans to construct our third solar cell manufacturing facility in Malaysia with an expected nameplate rating in excess of one gigawatt of annual generating capacity. The Malaysian Industrial Development Authority, or MIDA, is arranging an incentive package for us to promote our investment in the new manufacturing plant. The incentive package is conditional upon us meeting certain capital investment, employment, and research and development expenditure commitments. We expect total capital expenditures in the range of $250.0 million to $300.0 million in 2008 as we continue to increase our solar cell and solar panel manufacturing capacity. These expenditures would be greater if we decide to bring capacity on line more rapidly. If our capital resources are insufficient to satisfy our liquidity requirements, we may seek to sell additional equity securities or debt securities or obtain other debt financing. The sale of additional equity securities or convertible debt securities would result in additional dilution to our stockholders. Additional debt would result in increased expenses and would likely impose new restrictive covenants like the covenants under the credit agreement with Wells Fargo. Financing arrangements may not be available to us, or may not be available in amounts or on terms acceptable to us.

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

Index

Contractual Obligations

The following summarizes our contractual obligations at September 28, 2008:

	Payments Due by Period
(In thousands)	Total	2008 (remaining 3 months)	2009 – 2010	2011 – 2012	Beyond 2012
Obligation to Cypress	$17,839	$17,839	$—	$—	$—
Customer advances	116,572	11,980	32,181	16,411	56,000
Interest on customer advances	1,593	313	1,280	—	—
Convertible debt	425,000	—	—	—	425,000
Interest on convertible debt	77,712	1,047	8,375	8,375	59,915
Lease commitments	43,536	1,316	10,604	6,984	24,632
Utility obligations	750	—	—	—	750
Royalty obligations	321	321	—	—	—
Non-cancelable purchase orders	134,591	131,757	2,834	—	—
Purchase commitments under agreements	3,409,935	74,373	942,020	866,837	1,526,705
Total	$4,227,849	$238,946	$997,294	$898,607	$2,093,002

Customer advances and interest on customer advances relate to advance payments received from customers for future purchases of solar power products or supplies. Convertible debt and interest on convertible debt relate to the aggregate of $425.0 million in principal amount of our senior convertible debentures. For the purpose of the table above, we assume that (1) no holders of the February 2007 debentures will exercise their right to convert the debentures as a result of the market price conversion trigger being met in the third quarter of fiscal 2008 and (2) all holders of the convertible debt will hold the debentures through the date of maturity in fiscal 2027 and upon conversion, the values of the convertible debt are equal to the aggregate principal amount of $425.0 million with no premiums. Lease commitments primarily relate to our 5-year lease agreement with Cypress for our headquarters in San Jose, California, an 11-year lease agreement with an unaffiliated third party for our administrative, research and development offices in Richmond, California, a 5-year lease agreement with an unaffiliated third party for a solar panel assembly facility in the Philippines and other leases for various office space. Utility obligations relate to our 11-year lease agreement with an unaffiliated third party for our administrative, research and development offices in Richmond, California. Royalty obligations result from several of the systems segment government awards and existing agreements. Non-cancelable purchase orders relate to purchases of raw materials for inventory, services and manufacturing equipment from a variety of vendors. Purchase commitments under agreements relate to arrangements entered into with suppliers of polysilicon, ingots, wafers, solar cells and solar modules as well as agreements to purchase solar renewable energy certificates from solar installation owners in New Jersey. These agreements specify future quantities and pricing of products to be supplied by the vendors for periods up to 12 years and there are certain consequences, such as forfeiture of advanced deposits and liquidated damages relating to previous purchases, in the event that we terminate the arrangements.

As of September 28, 2008 and December 30, 2007, total liabilities associated with FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, and Related Implementation Issues,” or FIN 48, uncertain tax positions were $7.0 million and $4.1 million, respectively, and are included in other long-term liabilities on our Condensed Consolidated Balance Sheets at September 28, 2008 and December 30, 2007, respectively, as they are not expected to be paid within the next twelve months. Due to the complexity and uncertainty associated with our tax positions, we cannot make a reasonably reliable estimate of the period in which cash settlement will be made for our liabilities associated with uncertain tax positions in other long-term liabilities, therefore, they have been excluded from the table above.

Recent Accounting Pronouncements

See Note 1 of Notes to our Condensed Consolidated Financial Statements for a description of certain other recent accounting pronouncements including the expected dates of adoption and effects on our results of operations and financial condition.

Index

Item 3.	Quantitative and Qualitative Disclosure About Market Risk

Interest Rate Risk

We are exposed to interest rate risk because many of our customers depend on debt financing to purchase our solar power systems. An increase in interest rates could make it difficult for our customers to secure the financing necessary to purchase our solar power systems on favorable terms, or at all, and thus lower demand for our solar power products, reduce revenue and adversely impact our operating results. An increase in interest rates could lower an investor’s return on investment in a system or make alternative investments more attractive relative to solar power systems, which, in each case, could cause our customers to seek alternative investments that promise higher returns or demand higher returns from our solar power systems, reduce gross margin and adversely impact our operating results. This risk is becoming more significant to our systems segment, which is placing increasing reliance upon direct sales to financial institutions which sell electricity to end customers under a power purchase agreement. This sales model is highly sensitive to interest rate fluctuations and the availability of liquidity, and would be adversely affected by increases in interest rates or liquidity constraints.

In addition, our investment portfolio consists of a variety of financial instruments that exposes us to interest rate risk, including, but not limited to, money market funds and corporate securities. These investments are generally classified as available-for-sale and, consequently, are recorded on our balance sheet at fair market value with their related unrealized gain or loss reflected as a component of accumulated other comprehensive income in stockholders’ equity. Due to the relatively short-term nature of our investment portfolio, we do not believe that an immediate 10% increase in interest rates would have a material effect on the fair market value of our portfolio. Since we believe we have the ability to liquidate this portfolio, we do not expect our operating results or cash flows to be materially affected to any significant degree by a sudden change in market interest rates on our investment portfolio.

Reserve Funds

At September 28, 2008, we had $25.7 million invested in Reserve Funds. The net asset value for the Reserve Funds fell below $1.00 because the funds had investments in Lehman, which filed for bankruptcy on September 15, 2008. As a result of this event, the Reserve Funds wrote down their investments in Lehman to zero. We have estimated the loss on the Reserve Funds to be approximately $0.9 million based on an evaluation of the fair value of the securities held by the Reserve Funds and the net asset value that was last published by the Reserve Funds before the funds suspended redemptions. We recorded an impairment charge of $0.9 million in “Other, net” in our Condensed Consolidated Statements of Operations, thereby establishing a new cost basis for each fund.

    On October 31, 2008, we received a distribution of $11.9 million from the Reserve Funds. We expect that the remaining distribution of $13.8 million from the Reserve Funds will occur over the remaining twelve months as the investments held in the funds mature. While we expect to receive substantially all of our current holdings in the Reserve Funds within the next twelve months, it is possible we may encounter difficulties in receiving distributions given the current credit market conditions. If market conditions were to deteriorate even further such that the current fair value were not achievable, we could realize additional losses in our holdings with the Reserve Funds and distributions could be further delayed.

Auction Rate Securities

At September 28, 2008, we had $25.0 million invested in auction rate securities. Auction rate securities are variable rate debt instruments with interest rates that, unless they fail to clear at auctions, are reset approximately every seven to 49 days. The “stated” or “contractual” maturities for these securities generally are between 20 to 30 years. The auction rate securities are classified as available for sale under SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” or SFAS No. 115, and are recorded at fair value. Typically, the carrying value of auction rate securities approximates fair value due to the frequent resetting of the interest rates. All auction rate securities invested in at September 28, 2008 have failed to clear at auctions. These auction rate securities are typically over-collateralized and secured by pools of student loans originated under the FFELP and are guaranteed and insured by the U.S. Department of Education. In addition, all auction rate securities held are rated by one or more of the NRSROs as triple-A. We continue to earn interest on these investments at the maximum contractual rate as the issuer is obligated under contractual terms to pay penalty rates should auctions fail. In the second quarter of fiscal 2008, we sold auction rate securities with a carrying value of $12.5 million for their stated par value of $13.0 million to the issuer of the securities outside of the auction process. We have concluded that no other-than-temporary impairment losses occurred in the three and nine months ended September 28, 2008 in regards to the auction rate securities because the lack of liquidity in the market is considered temporary in nature. We will continue to analyze our auction rate securities each reporting period for impairment and may be required to record an impairment charge if the issuer of the auction rate securities is unable to successfully close future auctions or does not redeem the securities.

Convertible Debt

The fair market value of our 1.25% senior convertible debentures issued in February 2007 and 0.75% senior convertible debentures issued in July 2007 is subject to interest rate risk, market price risk and other factors due to the convertible feature of the debentures. The fair market value of the senior convertible debentures will generally increase as interest rates fall and decrease as interest rates rise. In addition, the fair market value of the senior convertible debentures will generally increase as the market price of our common stock increases and decrease as the market price falls. The interest and market value changes affect the fair market value of the senior convertible debentures but do not impact our financial position, cash flows or results of operations due to the fixed nature of the debt obligations. As of September 28, 2008, the estimated fair value of the senior convertible debentures was approximately $625.1 million based on quoted market prices as reported by Bloomberg. A 10% increase in quoted market prices would increase the estimated fair value of the senior convertible debentures to approximately $687.6 million as of September 28, 2008 and a 10% decrease in the quoted market prices would decrease the estimated fair value of the senior convertible debentures to $562.6 million.

Index

On October 31, 2008, our senior convertible debentures traded significantly below their historic trading prices, with our February 2007 debentures trading slightly above their conversion value.  We believe the decline in trading prices is due primarily to the declining market price of our class A common stock, the lack of liquidity in the current market, a need for investors to raise capital by selling debentures, public concerns regarding the availability of credit, and the end of our share lending arrangement with Lehman Brothers International (Europe) Limited as a result of LBIE’s administrative proceeding and the related Chapter 11 filing by Lehman Brothers Holdings Inc. and certain of its affiliates.

Investments in Privately Held Companies

Our investments held in private companies exposes us to equity price risk. As of September 28, 2008, nonpublicly traded investments of $5.0 million are accounted for using the cost method and $18.9 million are accounted under APB Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock.” These strategic investments in third parties are subject to risk of changes in market value, which if determined to be other than temporary, could result in realized impairment losses. We generally do not attempt to reduce or eliminate our market exposure in these cost and equity method investments. We periodically review the carrying value of such investments to determine if any valuation adjustments are appropriate under the applicable accounting pronouncements. If the recent credit market conditions continue or worsen, we may be required to record an impairment charge in our Condensed Consolidated Statements of Operations, which could be material. There can be no assurance that our private investments, particularly in this unfavorable market and economic environment, will not face similar risks of loss as our public investments noted above.

Foreign Currency Exchange Risk

    Our exposure to adverse movements in foreign currency exchange rates is primarily related to sales to European customers that are denominated in Euros. Revenue generated from European customers represented approximately 39% and 62% of our total revenue for the three and nine months ended September 28, 2008, respectively. A 10% change in the Euro exchange rate would have impacted our revenue by $60.4 million in the nine months ended September 28, 2008. In connection with our global tax planning we recently changed the functional currency of certain European subsidiaries from U.S. dollar to Euro, resulting in greater exposure to changes in the value of the Euro. Implementation of this tax strategy had, and will continue to have, the ancillary effect of limiting our ability to fully hedge certain Euro-denominated revenue. From September 28, 2008 to October 31, 2008, the exchange rate to convert one Euro to U.S. dollars decreased from approximately $1.46 to $1.31. This decrease in the value of the Euro relative to the U.S. dollar is expected to have an adverse impact on our revenue, gross margin and profitability in the foreseeable future.

    In the past, we have experienced an adverse impact on our revenue, gross margin and profitability as a result of foreign currency fluctuations. For example, when foreign currencies appreciate against the U.S. dollar, inventory and expenses denominated in foreign currencies become more expensive. An increase in the value of the U.S. dollar relative to foreign currencies could make our solar power products more expensive for international customers, thus potentially leading to a reduction in demand, our sales and profitability. Furthermore, many of our competitors are foreign companies that could benefit from such a currency fluctuation, making it more difficult for us to compete with those companies. Historically, we have conducted, with varying degrees of success, hedging activities that involve the use of currency forward contracts and options to address our exposure to changes in the foreign exchange rate between the U.S. dollar and other currencies. We cannot predict the impact of future exchange rate fluctuations on our business and results of operations.

Index

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

Changes in Internal Control over Financial Reporting

We maintain a system of internal control over financial reporting that is designed to provide reasonable assurance that our books and records accurately reflect our transactions and that our established policies and procedures are followed. There were no material changes in our internal control over financial reporting that occurred during the three and nine months ended September 28, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

In the third quarter of fiscal 2008, we implemented a new enterprise resource planning (“ERP”) system in our subsidiaries around the world, which resulted in a material update to our system of internal control over financial reporting. Issues encountered subsequent to implementation caused us to further revise our internal control process and procedures in order to correct and supplement our processing capabilities within the new system in that quarter. Throughout the ERP system stabilization period, which we expect to last for the remainder of the year, we will continue to improve and enhance our system of internal control over financial reporting. We believe that the ERP system will simplify and strengthen our system of internal control over financial reporting. See also “Risk Factors - We have implemented a new enterprise resource planning system, or ERP system, and disruptions of the system could adversely affect our operations and financial results.”

Index

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

Our operations and financial results are subject to various risks and uncertainties, including those described below, that could adversely affect our business, financial condition, results of operations, cash flows, and trading price of our common stock. Although we believe that we have identified and discussed below the key risk factors affecting our business, there may be additional risks and uncertainties that are not presently known or that are not currently believed to be significant that may also adversely affect our business, financial condition, results of operations, cash flows, and trading prices of our class A and class B common stock as well as our February 2007 debentures and July 2007 debentures.

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

There is currently an industry-wide shortage of polysilicon, which has resulted in significant price increases. Increases in polysilicon prices have in the past increased our manufacturing costs and may impact our manufacturing costs and net income in the future. With these price increases, demand for solar cells has also increased, and many of our principal competitors have announced plans to add additional manufacturing capacity. As this additional solar cell manufacturing capacity becomes operational, it may increase the demand for polysilicon in the near-term and further exacerbate the current shortage of polysilicon. Polysilicon is also used in the semiconductor industry generally and any increase in demand from that sector will compound the shortage of polysilicon. The production of polysilicon is capital intensive and adding additional capacity requires significant lead time. We are aware that several new facilities for the manufacture of polysilicon are under construction, but we believe that the supply imbalance will not be remedied in the near-term. In addition, the current credit market crisis may undermine the ability of third parties to finance the construction or expansion of polysilicon manufacturing facilities. We expect that polysilicon demand will continue to outstrip supply through 2008 and potentially for a longer period, but we expect that the average market price of polysilicon will decrease over time as new manufacturers enter the market.

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

Index

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

The scarcity of polysilicon has resulted in the underutilization of solar panel manufacturing capacity at many competitors or potential competitors to SunPower, particularly in China. If additional polysilicon becomes available over the next 3 to 24 months, we expect solar panel production globally to increase. Decreases in polysilicon pricing and increases in solar panel production could each result in substantial downward pressure on the price of solar cells and panels, including SunPower products. Such price reductions could have a negative impact on our revenue and earnings, and materially adversely affect our business and financial condition.

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

Index

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

The reduction, modification or elimination of government and economic incentives could cause our revenue to decline and harm our financial results.

The market for on-grid applications, where solar power is used to supplement a customer’s electricity purchased from the utility network or sold to a utility under tariff, depends in large part on the availability and size of government and economic incentives that vary by geographic market. Because our sales are into the on-grid market, the reduction, modification or elimination of government and economic incentives in one or more of these markets would adversely affect the growth of this market or result in increased price competition, either of which could cause our revenue to decline and harm our financial results.

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

Due to the general economic environment and other factors, we may be unable to generate sufficient cash flows or obtain access to external financing necessary to fund our operations and make adequate capital investments as planned.

We anticipate that our expenses will increase substantially in the foreseeable future. To develop new products, support future growth, achieve operating efficiencies and maintain product quality, we must make significant capital investments in manufacturing technology, facilities and capital equipment, research and development, and product and process technology. We also anticipate increased costs as we expand our manufacturing operations, hire additional personnel, pay more or make advance payments for raw material, especially polysilicon, increase our sales and marketing efforts, invest in joint ventures and acquisitions, and continue our research and development efforts with respect to our products and manufacturing technologies. For instance, we expect to continue to make significant capital expenditures in our manufacturing facilities, including through building purchases or long-term leases, and, on May 19, 2008, we announced plans to construct our third solar cell manufacturing facility in Malaysia with an expected nameplate rating in excess of one gigawatt of annual generating capacity. The Malaysian Industrial Development Authority, or MIDA, is arranging an incentive package for SunPower to promote SunPower’s investment in the new manufacturing plant. The incentive package is conditional upon SunPower meeting certain capital investment, employment, and research and development expenditure commitments. We expect total capital expenditures in the range of $250.0 million to $300.0 million in 2008 as we continue to increase our solar cell and solar panel manufacturing capacity. These expenditures would be greater if we decide to bring capacity on line more rapidly.

We believe that our current cash and cash equivalents, cash generated from operations and, if necessary, borrowings under our credit agreement with Wells Fargo Bank, N.A., or Wells Fargo, and/or potential availability of future sources of funding will be sufficient to fund our capital and operating expenditures over the next 12 months. Our cash flows from operations depend primarily on the volume of components sold and systems installed, average selling prices, per unit manufacturing costs and other operating costs.

If our financial results or operating plans change from our current assumptions, or if the holders of our outstanding convertible debentures elect to convert the debentures, we may not have sufficient resources to support our business plan. The current economic environment and the adverse conditions in the credit markets could result in customers delaying purchases, difficulties in collecting revenues from customers facing liquidity challenges, and difficulties for our customers obtaining third-party financing, each of which could result in lower than anticipated sales volume and cash flows to support operations. For more information on our credit agreement with Wells Fargo and our outstanding convertible debentures, please see “Debt and Credit Sources” and “Liquidity” within “Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations.” If our capital resources are insufficient to satisfy our liquidity requirements, we may seek to sell additional equity securities or debt securities or obtain other debt financing. However, the current economic environment could also limit our ability to raise capital by issuing new equity or debt securities on acceptable terms, and lenders may be unwilling to lend funds on acceptable terms that would be required to supplement cash flows to support operations. In addition, following the spin-off of our shares by Cypress on September 29, 2008, our ability to issue equity for financing purposes is subject to limits as described in “Our agreements with Cypress require us to indemnify Cypress for certain tax liabilities. These indemnification obligations and related contractual restrictions may limit our ability to obtain additional financing, participate in future acquisitions or pursue other business initiatives.” Furthermore, additional debt would result in increased expenses and could require us to abide by covenants that would restrict our operations. Our credit facilities contain customary covenants and defaults, including, among others, limitations on dividends, incurrence of indebtedness and liens and mergers and acquisitions and may restrict our operating flexibility. In addition, the current economic environment and credit markets could limit our suppliers’ ability to raise capital if required to expand their production or satisfy their operating capital requirements; as a result, they could be unable to supply necessary raw materials, inventory and capital equipment to us which we would require to support our planned sales operations which would in turn negatively impact our sales volumes and cash flows.

Index

There can be no assurance that we will be able to generate sufficient cash flows or find other sources of capital to fund our operations, make adequate capital investments to remain competitive in terms of technology development and cost efficiency, or access capital markets. If adequate funds and alternative resources are not available on acceptable terms, our ability to fund our operations, develop and expand our manufacturing operations and distribution network, maintain our research and development efforts or otherwise respond to competitive pressures would be significantly impaired. Our inability to do the foregoing could have a material adverse effect on our business and results of operations. See also “Risk Factors - We currently have a significant amount of debt outstanding. Our substantial indebtedness, along with our other contractual commitments, could adversely affect our business, financial condition and results of operations, as well as our ability to meet any of our payment obligations under the debentures and our other debt.”

The execution of our growth strategy for our systems segment is dependent upon the continued availability of third-party financing arrangements for our customers.

For many of our projects, our customers have entered into agreements to finance the power systems over an extended period of time based on energy savings generated by our solar power systems, rather than pay the full capital cost of purchasing the solar power systems up front. For these types of projects, many of our customers choose to purchase solar electricity under a power purchase agreement with a financing company that purchases the system from us. In the three and nine months ended September 28, 2008, approximately 22% and 41%, respectively, of our total revenue was derived from sales of systems to financing companies that engage in power purchase agreements with end-users of electricity, as compared to 51% and 34% of our total revenue for the three and nine months ended September 30, 2007, respectively.

Of such systems sales to financing companies that engage in power purchase agreements with end-users of electricity, 89% and 10% of systems sales were derived in the United States and Spain, respectively, in the three months ended September 28, 2008 as compared to 58% and 42%, respectively, of systems sales for the three months ended September 30, 2007. For the nine months ended September 28, 2008, 22% and 78% of systems sales to financing companies that engage in power purchase agreements with end-users of electricity were derived in the United States and Spain, respectively, as compared to 50% and 42%, respectively, of systems sales for the nine months ended September 30, 2007. These structured finance arrangements are complex and may not be feasible in many situations. In addition, customers opting to finance a solar power system may forgo certain tax advantages associated with an outright purchase on an accelerated basis which may make this alternative less attractive for certain potential customers. Due to the recent tightening of credit markets and concerns regarding the availability of credit, our customers may be delayed in obtaining, or may not be able to obtain, necessary financing for their purchases of solar power systems. Continued distress in the credit markets could materially adversely impact our results of operations and financial condition as sales of our solar systems to new homebuilders, residential and commercial customers are affected by the availability of credit financing and the general strength of the housing market and the overall economy. If customers are unwilling or unable to finance the cost of our products, or if the parties that have historically provided this financing cease to do so, or only do so on terms that are substantially less favorable for us or these customers, our revenue and growth will be adversely affected.

The success of our systems segment will depend in part on the continuing formation of such financing companies and the potential revenue source they represent. In deciding whether to form and invest in such financing companies, potential investors weigh a variety of considerations, including their projected return on investment. Such projections are based on current and proposed federal, state and local laws, particularly tax legislation and interest rates. Changes to these laws, including amendments to existing tax laws or the introduction of new tax laws, tax court rulings as well as changes in administrative guidelines, ordinances and similar rules and regulations could result in different tax consequences which may adversely affect an investor’s projected return on investment, which could have a material adverse effect on our business and results of operations. In addition, increases in interest rates could make it difficult for our customers to secure the financing necessary to purchase our solar power systems on favorable terms, or at all, and thus lower demand for our solar power products, reduce revenue and adversely impact our operating results. An increase in interest rates could also lower an investor’s return on investment in a system or make alternative investments more attractive relative to solar power systems, which, in each case, could cause our customers to seek alternative investments that promise higher returns or demand higher returns from our solar power systems, reduce gross margin and adversely impact our operating results.

Index

For example, MMA Renewable Ventures (a subsidiary of MuniMae, or MMA), is a customer of our systems segment, accounting for less than 10% of our total revenue in the three and nine months ended September 28, 2008. MMA Renewable Ventures accounted for 30% and 17% of our total revenue for the three and nine months ended September 30, 2007, respectively. MMA Renewable Ventures is a financing company that purchases systems from us and engages in power purchase agreements with end-users of electricity. Effective February 6, 2008, the New York Stock Exchange, or NYSE, delisted the common stock of MMA because MMA did not expect to file its audited 2006 financial statements by March 3, 2008, the deadline imposed by the NYSE. In connection with completing the restatement and filing the Annual Report on Form 10-K for the year ended December 31, 2006, MMA has disclosed that it incurred substantial accounting costs. In addition, MMA has disclosed that recent credit market disruption has negatively affected many aspects of MMA’s business.

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

Currency fluctuations in the Euro, Philippine peso, South Korean won or the Australian dollar relative to the U.S. dollar could decrease revenue or increase expenses.

We presently have currency exposure arising from sales, capital equipment purchases, prepayments and customer advances denominated in foreign currencies. For example, our prepayments to Wacker-Chemie AG, a polysilicon supplier, and our customer advances from Solon are denominated in Euros. In addition, a portion of our costs are incurred and paid in Euros, Philippine pesos and Japanese yen. Changes in exchange rates between foreign currencies and the U.S. dollar may adversely affect our total revenue, gross margin and profitability. For example, when foreign currencies appreciate against the U.S. dollar, inventory and expenses denominated in foreign currencies become more expensive. An increase in the value of the U.S. dollar relative to foreign currencies could make our solar power products more expensive for international customers, thus potentially leading to a reduction in demand, our sales and profitability. Furthermore, many of our competitors are foreign companies that could benefit from such a currency fluctuation, making it more difficult for us to compete with those companies. Historically, we have conducted, with varying degrees of success, hedging activities that involve the use of currency forward contracts and options to address our exposure to changes in the foreign exchange rate between the U.S. dollar and other currencies. We cannot predict the impact of future exchange rate fluctuations on our business and results of operations.

    Revenue generated from European customers represented approximately 39% and 62% of our total revenue for the three and nine months ended September 28, 2008, respectively. A 10% change in the Euro exchange rate would have impacted our revenue by $60.4 million in the nine months ended September 28, 2008. In connection with our global tax planning we recently changed the functional currency of certain European subsidiaries from U.S. dollar to Euro, resulting in greater exposure to changes in the value of the Euro. Implementation of this tax strategy had, and will continue to have, the ancillary effect of limiting our ability to fully hedge certain Euro-denominated revenue. From September 28, 2008 to October 31, 2008, the exchange rate to convert one Euro to U.S. dollars decreased from approximately $1.46 to $1.31. This decrease in the value of the Euro relative to the U.S. dollar is expected to have an adverse impact on our revenue, gross margin and profitability in the foreseeable future.

We may not be able to increase or sustain our recent growth rate, and we may not be able to manage our future growth effectively.

We may not be able to continue to expand our business or manage future growth. We plan to significantly increase our production capacity between 2008 and 2010. To do so will require successful execution of expanding our existing manufacturing facilities, developing new manufacturing facilities, ensuring delivery of adequate polysilicon and ingots, developing more efficient wafer-slicing methods, maintaining adequate liquidity and financial resources, and continuing to increase our revenues from operations. Expanding our manufacturing facilities or developing facilities may be delayed by difficulties such as unavailability of equipment or supplies or equipment malfunction. Ensuring delivery of adequate polysilicon and ingots is subject to many market risks including scarcity, significant price fluctuations and competition. Maintaining adequate liquidity is dependent upon a variety of factors including continued revenues from operations and compliance with our indentures and credit agreements. In addition, following the spin-off of our shares by Cypress on September 29, 2008, our ability to issue equity for financing purposes will be subject to limits as described in “Our agreements with Cypress require us to indemnify Cypress for certain tax liabilities. These indemnification obligations and related contractual restrictions may limit our ability to obtain additional financing, participate in future acquisitions or pursue other business initiatives.” If we are unsuccessful in any of these areas, we may not be able to achieve our growth strategy and increase production capacity as planned during the foreseeable future.

Index

Prior to our acquisition, SP Systems experienced significant revenue growth due primarily to the development and market acceptance of its PowerGuard® roof system, the acquisition and introduction of its PowerTracker® ground and elevated parking systems, its development of other technologies and increasing global interest and demand for renewable energy sources, including solar power generation. As a result, SP Systems increased its revenues in a relatively short period of time. Its annual revenue increased from $50.9 million in 2003 to $87.6 million in 2004 to $107.8 million in 2005 to $243.4 million in 2006. As a result of our acquisition involving SP Systems, our systems segment revenue for the year ended December 30, 2007 was $464.2 million and for the three and nine months ended September 28, 2008 was $193.3 million and $642.8 million, respectively. We may not experience similar growth of our total revenue or even similar growth of our systems segment revenue in future periods. Accordingly, investors should not rely on the results of any prior quarterly or annual period as an indication of our future operating performance.

Our recent expansion has placed, and our planned expansion and any other future expansion will continue to place, a significant strain on our management, personnel, systems and resources. We plan to purchase additional equipment to significantly expand our manufacturing capacity and to hire additional employees to support an increase in manufacturing, research and development and our sales and marketing efforts. We had approximately 5,450 full-time employees as of September 28, 2008, and we anticipate that we will need to hire a significant number of highly skilled technical, manufacturing, sales, marketing, administrative and accounting personnel. The competition for qualified personnel is intense in our industry. We may not be successful in attracting and retaining sufficient numbers of qualified personnel to support our anticipated growth. To successfully manage our growth and handle the responsibilities of being a public company, we believe we must effectively:

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

Index

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

Prior to our acquisition of SP Systems, one of SP System’s major panel suppliers at the time, AstroPower, Inc., filed for bankruptcy in February 2004. SP Systems had installed solar systems incorporating over 30,000 AstroPower panels, of which approximately 10,000 panels were still under warranty as of September 28, 2008. The majority of these warranties expire by 2022. While we have not experienced a significant number of warranty or other claims related to the installed AstroPower panels, we may in the future incur significant unreimbursable expenses in connection with the repair or replacement of these panels, which could have a material adverse effect on our business and results of operations. In addition, another major supplier of solar panels notified us of a product defect that may affect a substantial number of panels installed by SP Systems between 2002 and September 2006. If the supplier does not perform its contractual obligations to remediate the defective panels, we will be exposed to those costs it would incur under the warranty with SP Systems’ customers.

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

Index

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

In addition, under our power purchase business model, we often execute power purchase agreements directly with the end-user customer purchasing solar electricity, with the expectation that we will later assign the power purchase agreement to a financier. Under such arrangements, the financier separately contracts with SunPower to build and acquire the solar system, and then sells the electricity to the end-user customer under the assigned power purchase agreement. When executing power purchase agreements with the end-user customers, SunPower seeks to mitigate the risk that a financier will not be available for the project by allowing termination of the power purchase agreement in such event without penalty. However, SunPower may not always be successful in negotiating for penalty-free termination rights for failure to secure financing, and certain end-user customers have required substantial financial penalties in exchange for such rights.

Due to the recent tightening of credit markets and concerns regarding the availability of credit, our customers may be delayed in obtaining, or may not be able to obtain, necessary financing for their purchases of solar power systems. If we are unable to arrange adequate financing or if our post-sale customer obligations are more costly than expected, our revenue and financial results could be materially adversely affected.

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

In addition, some of our larger systems customers require that we pay substantial liquidated damages for each day or other period its solar installation is not completed beyond an agreed target date, up to and including the return of the entire project sale price. This is particularly true in Europe, where long-term, fixed feed-in tariffs available to investors are typically set during a prescribed period of project completion, but the fixed amount declines over time for projects completed in subsequent periods. We face material financial penalties in the event we fail to meet the completion deadlines, including but not limited a full refund of the contract price paid by the customers. In certain cases we do not control all of the events which could give rise to these penalties, such as reliance on the local utility to timely complete electrical substation construction.

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

Even though our customer base is expected to increase and our revenue streams to diversify, a substantial portion of our net revenues could continue to depend on sales to a limited number of customers and the loss of sales to these customers would have a significant negative impact on our business. Our agreements with these customers may be cancelled if we fail to meet certain product specifications or materially breach the agreement or in the event of bankruptcy, and our customers may seek to renegotiate the terms of current agreements or renewals. Most of the solar panels we sell to the European market in our components business are sold to small numbers of German customers, and this may continue into the foreseeable future.

Index

Our operating results will be subject to fluctuations and are inherently unpredictable; if we fail to meet the expectations of securities analysts or investors, our stock price may decline significantly.

We have incurred net losses from inception through 2005 and for the quarter ended July 1, 2007. On September 28, 2008, we had accumulated earnings of approximately $39.9 million. To maintain our profitability, we will need to generate and sustain higher revenue while maintaining reasonable cost and expense levels. We do not know if our revenue will grow, or if it will grow sufficiently to outpace our expenses, which we expect to increase as we expand our manufacturing capacity. We may not be able to sustain or increase profitability on a quarterly or an annual basis. Our quarterly revenue and operating results will be difficult to predict and have in the past fluctuated from quarter to quarter. It is possible that our operating results in some quarters will be below market expectations. In particular, our systems segment is difficult to forecast and is susceptible to large fluctuations in financial results. The amount, timing and mix of sales of our systems segment, often for a single medium or large-scale project, may cause large fluctuations in our revenue and other financial results. Further, our revenue mix of high margin material sales versus lower margin projects in the systems business segment can fluctuate dramatically quarter to quarter, which may adversely affect our revenue and financial results in any given period. Finally, our ability to meet project completion schedules for an individual project and the corresponding revenue impact under the percentage-of-completion method of recognizing revenue, may similarly cause large fluctuations in our revenue and other financial results. This may cause us to miss analysts’ guidance or any future guidance announced by us.

In addition, our quarterly operating results will also be affected by a number of other factors, including:

•	the average selling price of our solar cells, solar panels and solar power systems;

•	the availability and pricing of raw materials, particularly polysilicon;

•	foreign currency fluctuations, particularly in the Euro, Philippine peso, South Korean won or Australian dollar;

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

Index

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

Our solar cell production lines are currently located in our manufacturing facilities in the Philippines, and if we experience interruptions in the operation of these production lines or are unable to add additional production lines, it would likely result in lower revenue and earnings than anticipated.

We currently have ten solar cell manufacturing lines in production which are located at our manufacturing facilities in the Philippines. If our current or future production lines were to experience any problems or downtime, we would be unable to meet our production targets and our business would suffer. If any piece of equipment were to break down or experience downtime, it could cause our production lines to go down. We have started operations in our second solar cell manufacturing facility nearby our existing facility in the Philippines. This expansion has required and will continue to require significant management attention, a significant investment of capital and substantial engineering expenditures and is subject to significant risks including:

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

Index

We established a captive solar panel assembly facility, and, if this panel manufacturing facility is unable to produce high quality solar panels at commercially reasonable costs, our revenue growth and gross margin could be adversely affected.

We currently run five solar panel assembly lines in the Philippines with 150 megawatts of production capacity. This factory commenced commercial production during the fourth quarter of 2006. Much of the manufacturing equipment and technology in this factory is new and ramping to achieve their full rated capacity. In the event that this factory is unable to ramp production with commercially reasonable yields and competitive production costs, our anticipated revenue growth and gross margin will be adversely affected.

Expansion of our manufacturing capacity has and will continue to increase our fixed costs, which increase may have a negative impact on our financial condition if demand for our products decreases.

We have recently expanded, and plan to continue to expand, our manufacturing facilities. For example, on May 19, 2008, we announced plans to construct our third solar cell manufacturing facility based in Malaysia. We plan to begin production as soon as the first quarter of 2010 on the first line of the solar cell manufacturing facility, which is expected to have an aggregate manufacturing capacity of more than 1 gigawatt per year when completed. As we build additional manufacturing lines or facilities, our fixed costs will increase. If the demand for our solar power products or our production output decreases, we may not be able to spread a significant amount of our fixed costs over the production volume, thereby increasing our per unit fixed cost, which would have a negative impact on our financial condition and results of operations.

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

Index

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

We have implemented a new enterprise resource planning system, or ERP system, and disruptions of the system could adversely affect our operations and financial results.

We prepared for the ERP system implementation for over a year and took appropriate measures to ensure the successful and timely implementation including but not limited to hiring qualified consultants and performing extensive testing. However, implementations of this scope have inherent risks including potential disruption of our internal control structure, substantial capital expenditures, additional administration expenses, demands on management’s time and other risks of delays or difficulties in transitioning to the new ERP system. The new ERP system may not result in productivity improvements at a level that outweighs the costs of implementation, or at all, if issues encountered during the stabilization period results in decreased revenue or increased administration expenses. This and any other information technology system disruptions or our ability to mitigate existing and future disruptions, if not anticipated or appropriately mitigated, could have an adverse effect on our operations, financial results, as well as our ability to complete the evaluation of our internal control over financial reporting and attestation activities pursuant to Section 404 of the Sarbanes-Oxley Act of 2002. See also “Changes in Internal Control over Financial Reporting” within “Item 4: Controls and Procedures.”

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

In addition to our reliance on a small number of suppliers for our solar cells and panels, we rely on third-party suppliers for key components for our solar power systems, such as inverters that convert the direct current electricity generated by solar panels into alternating current electricity usable by the customer. For the nine months ended September 28, 2008, two suppliers accounted for most of our inverter purchases for domestic projects, two suppliers accounted for most of our inverter purchases for European projects and one supplier accounted for all of the inverter purchases for our Asia projects. In addition, one vendor supplies all of the foam required to manufacture our PowerGuard® roof system.

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

Index

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

For example, as a result of our acquisition of SP Systems, we now directly compete with some of our own suppliers of solar cells and panels. As a result, the acquisition could cause one or more solar cell and panel suppliers to reduce or terminate their business relationship with us. Since the acquisition closed, we have discontinued our purchasing relationship with certain suppliers of panels. Other reductions or terminations, which may be significant, could occur. Any such reductions or terminations could adversely affect our ability to meet customer demand for solar power systems, which would likely materially adversely affect our results of operations and financial condition. We will use commercially reasonable efforts to replace any lost solar cells or panels with our own inventory to mitigate the impact on us. However, such replacements may not be sufficient to fully address solar supply shortfalls, and in any event could negatively impact our revenue and earnings as we forego selling such inventory to third parties.

Index

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

Following the spin-off of our shares by Cypress on September 29, 2008, our ability to issue equity, including to acquire companies or assets, is subject to limits as described in “Our agreements with Cypress require us to indemnify Cypress for certain tax liabilities. These indemnification obligations and related contractual restrictions may limit our ability to obtain additional financing, participate in future acquisitions or pursue other business initiatives.” To the extent these limits prevent us from pursuing acquisitions or investments that we would otherwise pursue, our growth and strategy could be impaired.

We could be adversely affected by violations of the U.S. Foreign Corrupt Practices Act and similar worldwide anti-bribery laws.

The U.S. Foreign Corrupt Practices Act, or FCPA, and similar anti-bribery laws in other jurisdictions generally prohibit companies and their intermediaries from making improper payments to non-U.S. officials for the purpose of obtaining or retaining business. Our policies mandate compliance with these anti-bribery laws. We operate in many parts of the world that have experienced governmental corruption to some degree and, in certain circumstances, strict compliance with anti-bribery laws may conflict with local customs and practices. We train our key staff concerning FCPA issues, and we also inform many of our partners, subcontractors, agents and others who work for us or on our behalf that they must comply with FCPA requirements. We cannot assure you that our internal controls and procedures always will protect us from the reckless or criminal acts committed by our employees, subcontractors or agents. If we are found to be liable for FCPA violations (either due to our own acts or our inadvertence, or due to the acts or inadvertence of others), we could suffer from criminal or civil penalties or other sanctions which could have a material adverse effect on our business.

We have significant international activities and customers, and plan to continue these efforts, which subject us to additional business risks, including logistical complexity and political instability.

For the nine months ended September 28, 2008, a substantial portion of our sales were made to customers outside of the United States. Historically, we have had significant sales in Spain, Germany, Austria, Italy and South Korea. We currently have ten solar cell production lines in operation, which are located at our manufacturing facilities in the Philippines. In addition, a majority of our assembly functions have historically been conducted by a third-party subcontractor in China. Risks we face in conducting business internationally include:

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

Index

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

In addition, although base wages are lower in the Philippines than in the United States, wages for our employees in the Philippines are increasing, which could result in increased costs to employ our manufacturing engineers. As of September 28, 2008, approximately 84% of our employees were located in the Philippines. We also are faced with competition in the Philippines for employees, and we expect this competition to increase as additional manufacturing companies enter the market and expand their operations. In particular, there may be limited availability of qualified manufacturing engineers. We have benefited from an excess of supply over demand for college graduates in the field of engineering in the Philippines. If this favorable imbalance changes due to increased competition, it could affect the availability or cost of qualified employees, who are critical to our performance. This could increase our costs and turnover rates.

Our current tax holidays in the Philippines will expire within the next several years.

    We currently benefit from income tax holiday incentives in the Philippines in accordance with our subsidiary’s registration with the Philippine Economic Zone Authority, which provide that we pay no income tax in the Philippines. Our current income tax holidays expire between 2010 and 2011, and we intend to apply for extensions and renewals upon expiration. However, these tax holidays may or may not be extended. We believe that as our Philippine tax holidays expire, (a) gross income attributable to activities covered by our Philippine Economic Zone Authority registrations will be taxed at a 5% preferential rate, and (b) our Philippine net income attributable to all other activities will be taxed at the statutory Philippine corporate income tax rate of 32%. Fiscal 2007 was the first year for which profitable operations benefitted from the Philippine tax ruling.

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

Index

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

There is limited historical information available about our company upon which investors can base their evaluation of our business and prospects. Although we began to develop and commercialize high-efficiency solar cell technology for use in solar concentrators in 1988 and began shipping product from our pilot manufacturing facility in 2003, we shipped our first commercial A-300 solar cells from our Philippines manufacturing facility in late 2004. Relative to the entire solar industry, we have shipped only a limited number of solar cells and solar panels and have recognized limited revenue. Our future success will require us to continue to scale our Philippines facilities significantly beyond their current capacity and successfully build and deploy our new solar cell manufacturing facility in Malaysia. In addition, our business model, technology and ability to achieve satisfactory manufacturing yields at higher volumes are unproven at a very large scale. As a result, investors should consider our business and prospects in light of the risks, expenses and challenges that we will face as we seek to develop and manufacture new products in a rapidly growing market.

Index

Our reliance on government programs to partially fund our research and development programs could impair our ability to commercialize our solar power products and services and increase our research and development expenses.

We intend to continue our policy of selectively pursuing contract research, product development and market development programs funded by various agencies of the federal and state governments to complement and enhance our own resources. Funding from government grants is generally recorded as an offset to our research and development expense. During the nine months ended September 28, 2008 and September 30, 2007, funding from government grants, agreements and contracts offset approximately 25% and 10%, respectively, our total research and development expense, excluding in-process research and development. In addition, in the third quarter of 2007, we signed a Solar America Initiative agreement with the U.S. Department of Energy in which we were awarded $8.5 million in the first budgetary period. Total funding for the three-year effort is estimated to be $24.7 million. Our cost share requirement under this program, including lower-tier subcontract awards, is anticipated to be $27.9 million.

These government agencies may not continue their commitment to programs relevant to our development projects. Moreover, we may not be able to compete successfully to obtain funding through these or other programs. A reduction or discontinuance of these programs or of our participation in these programs would materially increase our research and development expenses, which would adversely affect our profitability and could impair our ability to develop our solar power products and services. In addition, contracts involving government agencies may be terminated or modified at the convenience of the agency. Many of our systems segment government awards also contain royalty provisions that require it to pay certain amounts based on specified formulas. Government awards are subject to audit and governmental agencies may dispute our royalty calculations. Any such dispute could result in fines, increased royalty payments, cancellation of the agreement or other penalties, which could have material adverse effect on our business and results of operations.

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

Our components solar products compete with a large number of competitors in the solar power market, including BP Solar International Inc., Evergreen Solar, Inc., First Solar, Inc., Kyocera Corporation, Mitsubishi Electric Corporation, Motech Industries, Inc., Q-Cells AG, Sanyo Corporation, Sharp Corporation, SolarWorld AG and Suntech Power Holdings Co., Ltd. In addition, universities, research institutions and other companies such as First Solar have brought to market alternative technologies such as thin films and concentrators, which compete with our technology in certain applications. We expect to face increased competition in the future. Further, many of our competitors are developing and are currently producing products based on new solar power technologies that may ultimately have costs similar to, or lower than, our projected costs.

Our systems solar power products and services also compete against other power generation sources including conventional fossil fuels supplied by utilities, other alternative energy sources such as wind, biomass, CSP and emerging distributed generation technologies such as micro-turbines, sterling engines and fuel cells. In the large-scale on-grid solar power systems market, we will face direct competition from a number of companies that manufacture, distribute, or install solar power systems. Many of these companies sell our products as well as their own or those of other manufacturers. Our systems segment's primary competitors in the United States include BP Solar International, Inc., a subsidiary of BP p.l.c., Conergy Inc., DT Solar, EI Solutions, Inc., First Solar, Inc., GE Energy, a subsidiary of General Electric Corporation, Schott Solar, Inc., Solar Integrated Technologies, Inc., SPG Solar, Inc., Sun Edison LLC, Sunlink Corporation, SunTechnics Installation & Services, Inc., Thompson Technology Industries, Inc. and WorldWater & Power Corporation. Our systems segment primary competitors in Europe include BP Solar, City Solar AG, Conergy (through its subsidiaries AET Alternitive Energie Technik GmbH, SunTechnics Solartechnik GmbH and voltwerk AG), PV-Systemtechnik Gbr, SAG Solarstrom AG, Solon AG and Taufer Solar GmbH. In addition, we will occasionally compete with distributed generation equipment suppliers such as Caterpillar, Inc. and Cummins, Inc. Other existing and potential competitors in the solar power market include universities and research institutions. We also expect that future competition will include new entrants to the solar power market offering new technological solutions. As we enter new markets and pursue additional applications for our systems products and services, we expect to face increased competition, which may result in price reductions, reduced margins or loss of market share.

Index

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

The United States and international economies have recently experienced a period of slow economic growth. A sustained economic recovery is uncertain. In particular, terrorist acts and similar events, continued turmoil in the Middle East or war in general could contribute to a slowdown of the market demand for products that require significant initial capital expenditures, including demand for solar cells and solar power systems and new residential and commercial buildings. If the United States or global economy enters a recession or the economic recovery is slow as a result of the recent economic, political and social turmoil, or if there are further terrorist attacks in the United States or elsewhere, we may experience decreases in the demand for our solar power products, which may harm our operating results.

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

One of our key products, the PowerTracker®, now referred to as SunPower® tracker, was acquired through an assignment and acquisition of the patents associated with the product from a third-party individual, and if we are unable to continue to use this product, our business, prospects, operating results and financial condition would be materially harmed.

In September 2002, PowerLight entered into a Technology Assignment and Services Agreement and other ancillary agreements, subsequently amended in December 2005, with Jefferson Shingleton and MaxTracker Services, LLC, a New York limited liability company controlled by Mr. Shingleton. These agreements form the basis for its intellectual property rights in its PowerTracker products. Under such agreements, as later amended, Mr. Shingleton assigned to PowerLight all right, title and interest in his MaxTracker ™, MaxRack ™, MaxRack Ballast ™ and MaxClip ™ products and all related intellectual property rights. Mr. Shingleton is obligated to provide consulting services to PowerLight related to such technology until December 31, 2012 and is required to assign to PowerLight any enhancements he makes to the technology while providing such consulting services. Mr. Shingleton retains a first security interest in the patents and patent applications assigned until the earlier of the expiration of the patents, full payment by PowerLight to Mr. Shingleton of all of the royalty obligations under the Technology Assignment and Services Agreement, or the termination of the Technology Assignment and Services Agreement. In the event of PowerLight’s’ default under the Technology Assignment and Services Agreement, MaxTracker Services and Mr. Shingleton may terminate the agreements and the related assignments and cause the intellectual rights assigned to it to be returned to Mr. Shingleton or MaxTracker Services, including patents related to SunPower tracker. In addition, upon such termination, PowerLight must grant Mr. Shingleton a perpetual, non-exclusive, royalty-free right and license to use, sell, and otherwise exploit throughout the world any intellectual property MaxTracker Services or Mr. Shingleton developed during the provision of consulting services to PowerLight. Events of default by PowerLight which could enable Mr. Shingleton or Max Tracker Services to terminate the agreements and the related assignments and cause the intellectual rights assigned to it to be returned to Mr. Shingleton or MaxTracker Services include the following:

Index

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

Index

We may not be able to prevent others from using the term SunPower or similar terms in connection with their solar power products which could adversely affect the market recognition of our name and our revenue.

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

Although we substantially rely on trade secret laws and contractual restrictions to protect the technology in the solar cells and solar system components we currently manufacture and market, our success and ability to compete in the future may also depend to a significant degree upon obtaining patent protection for our proprietary technology. We currently own multiple patents and patent applications which cover aspects of the technology in the solar cells and mounting systems that we currently manufacture and market. Material patents that relate to our systems products and services primarily relate to our rooftop mounting products and ground-mounted tracking products. We intend to continue to seek patent protection for those aspects of our technology, designs, and methodologies and processes that we believe provide significant competitive advantages.

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

Index

If our ability to effectively obtain patents is decreased due to changes in patent laws or changes in the rules propagated by the US Patent and Trademark Office, or if we need to re-file some of our patent applications due to newly discovered prior art, the value of our patent portfolio and the revenue we derive from products protected by the patents may significantly decrease.

Current legislation is being considered which could make numerous changes to the patent laws, including forcing patent litigation to be filed in the defendant’s home venue, reducing damage awards for infringement, limiting enhanced damages, an expanded post-grant opposition procedure, expanding rights for third parties to submit prior art and changing to a first-to-file system. Additionally, based on situations such as newly discovered prior art, we may need to seek re-examination some of our patent applications. If our ability to effectively obtain patents is decreased due to these or similar changes, or if we need to re-file some of our patent applications due to newly discovered prior art, the value of our patent portfolio and the revenue we derive from products protected by the patents may significantly decrease.

Our success depends on the continuing contributions of our key personnel.

We rely heavily on the services of our key executive officers and the loss of services of any principal member of our management team could adversely impact our operations. In addition, our technical personnel represent a significant asset and serve as the source of our technological and product innovations. We believe our future success will depend upon our ability to retain these key employees and our ability to attract and retain other skilled managerial, engineering and sales and marketing personnel. However, we cannot guarantee that any employee will remain employed with us for any definite period of time since all of our employees, including our key executive officers, serve at-will and may terminate their employment at any time for any reason.

In July 2008, Emmanuel Hernandez communicated his intent to retire as Chief Financial Officer. Mr. Hernandez was previously identified in our 2007 proxy statement as one of our named executive officers. In October 2008, we announced the appointment of Dennis V. Arriola, 47, as our next Chief Financial Officer. Mr. Arriola is expected to assume the role of Senior Vice President and Chief Financial Officer on November 10, 2008. In such role, he will serve as our principal financial officer and principal accounting officer. Emmanuel Hernandez, our current Chief Financial Officer, is expected to assist in the transition through January 2009.

On October 24, 2008, Daniel S. Shugar announced that he plans to take a personal leave of absence for 9 to 12 months to pursue personal interests commencing in March, 2009. Mr. Shugar currently serves as President of SP Systems. He joined SP Systems (formerly known as PowerLight) in 1996 prior to our acquisition of the subsidiary in January 2007.

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

As of December 30, 2007, the escrow proceeds account was comprised of approximately $23.7 million in cash and approximately 0.7 million shares of our class A common stock, with a total aggregate value of $118.1 million. Following the first anniversary of the closing date, we authorized the release of approximately one-half of the original escrow amount, leaving approximately $12.9 million in cash and approximately 0.4 million shares of our class A common stock, with a total aggregate value of $38.6 million as of September 28, 2008. Our rights to recover damages under several provisions of the acquisition agreement also expired on the first anniversary of the closing date. As a result, we are now entitled to recover only limited types of losses, and our recovery will be limited to the amount available in the escrow fund at the time of a claim. The amount available in the escrow fund will be progressively reduced to zero on each anniversary of the closing date over a period of five years since the date of acquisition. We may incur liabilities from this acquisition which are not covered by the representations and warranties set forth in the agreement or which are non-monetary in nature. Consequently, our acquisition of SP Systems may expose us to liabilities for which we are not entitled to indemnification or our indemnification rights are insufficient.

Charges to earnings resulting from the application of the purchase method of accounting to the acquisition may adversely affect the market value of our class A and class B common stock.

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

Index

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

We are required to comply with all foreign, U.S. federal, state and local laws and regulations regarding pollution control and protection of the environment. In addition, under some statutes and regulations, a government agency, or other parties, may seek recovery and response costs from operators of property where releases of hazardous substances have occurred or are ongoing, even if the operator was not responsible for such release or otherwise at fault. We use, generate and discharge toxic, volatile and otherwise hazardous chemicals and wastes in our research and development and manufacturing activities. Any failure by us to control the use of, or to restrict adequately the discharge of, hazardous substances could subject us to potentially significant monetary damages and fines or suspensions in our business operations. In addition, if more stringent laws and regulations are adopted in the future, the costs of compliance with these new laws and regulations could be substantial. To date such laws and regulations have not had a significant impact on our operations, and we believe that we have all necessary permits to conduct their respective operations as they are presently conducted. If we fail to comply with present or future environmental laws and regulations, however, we may be required to pay substantial fines, suspend production or cease operations. Under our agreement with Cypress, we will indemnify Cypress from any environmental liabilities associated with our operations and facilities in San Jose, California and the Philippines.

We maintain self-insurance for certain indemnities we have made to our officers and directors.

Our certificate of incorporation, by-laws and indemnification agreements require us to indemnify our officers and directors for certain liabilities that may arise in the course of their service to us. We primarily self-insure with respect to potential indemnifiable claims. Although we have insured our officers and directors against certain potential third-party claims for which we are legally or financially unable to indemnify them, we intend to primarily self-insure with respect to potential third-party claims which give rise to direct liability to such third-party or an indemnification duty on our part. We previously pooled our resources with those of Cypress for self-insurance purposes. Following the separation of our company from Cypress this is no longer possible and we are subject to heightened self-insurance risk. If we were required to pay a significant amount on account of these liabilities for which we self-insure, our business, financial condition and results of operations could be seriously harmed.

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

Index

The Financial Accounting Standards Board, or the FASB, and other agencies have made changes to U.S. GAAP that required U.S. companies, starting in the first quarter of fiscal 2006, to record a charge to earnings for employee stock option grants and other equity incentives. We may have significant and ongoing accounting charges resulting from option grant and other equity awards that could reduce our net income or increase our net loss. In addition, since we have historically used equity-related compensation as a component of our total employee compensation program, the accounting change could make the use of equity-related compensation less attractive to us and therefore make it more difficult to attract and retain employees. In December 2003, the FASB issued the FASB Staff Position FASB Interpretation No. 46 “Consolidation of Variable Interest Entities”, or FSP FIN 46(R). The accounting method under FSP FIN 46(R) may impact our accounting for certain existing or future joint ventures or project companies for which we retain an ownership interest. In the event that we are deemed the primary beneficiary of a Variable Interest Entity (VIE) subject to the accounting of FSP FIN 46(R), we may have to consolidate the assets, liabilities and financial results of the joint venture. This could have an adverse impact on our financial position, gross margin and operating results.

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

In addition, because the approximately 1.8 million shares of class A common stock loaned to Credit Suisse International, an affiliate of Credit Suisse Securities (USA) LLC, or Credit Suisse, in July 2007 must be returned to us prior to August 1, 2027, we believe that under U.S. GAAP as presently in effect, the borrowed shares will not be considered outstanding for the purpose of computing and reporting our earnings per share. However, on September 15, 2008, Lehman Brothers Holdings Inc., or Lehman, filed a petition for protection under Chapter 11 of the U.S. bankruptcy code, and Lehman Brothers International (Europe) Limited, or LBIE, commenced administration proceedings (analogous to bankruptcy) in the United Kingdom. After reviewing the circumstances of the Lehman bankruptcy and LBIE administration proceedings, we have determined that we will record the loaned shares as issued and outstanding starting on September 15, 2008, the date on which LBIE commenced administration proceedings, for the purpose of computing and reporting our basic and diluted weighted average shares and earnings per share. This accounting method is also subject to change. If Credit Suisse or its affiliates, including Credit Suisse International, were to file bankruptcy or commence similar administrative, liquidating, restructuring or other proceedings, we may have to consider approximately 1.8 million shares lent to Credit Suisse International as issued and outstanding for purposes of calculating earnings per share which would further dilute our results of operations. Any reduction in our earnings per share could cause our stock price to decrease, possibly significantly.

If we fail to maintain an effective system of internal controls, we may not be able to accurately report our financial results or prevent fraud. As a result, current and potential stockholders could lose confidence in our financial reporting, which could harm our business and the trading price of our common stock.

Section 404 of the Sarbanes-Oxley Act of 2002 requires us to evaluate and report on our internal control over financial reporting and have our independent registered public accounting firm annually attest to the effectiveness of our internal control over financial reporting. We have in the past discovered, and may in the future discover, areas of our internal controls that need improvement. We are complying with Section 404 by strengthening, assessing and testing our system of internal controls to provide the basis for our report. However, the continuous process of strengthening our internal controls and complying with Section 404 is expensive and time consuming, and requires significant management attention. We cannot be certain that these measures will ensure that we will maintain adequate control over our financial processes and reporting, or that we or our independent registered public accounting firm will be able to provide the attestation and opinion required under Section 404 in our Annual Reports on Form 10-K. If we or our independent registered public accounting firm discover a material weakness, the disclosure of that fact, even if quickly remedied, could reduce the market’s confidence in our financial statements and harm our stock price. In addition, future non-compliance with Section 404 could subject us to a variety of administrative sanctions, including the suspension or delisting of our common stock from The Nasdaq Global Select Market and the inability of registered broker-dealers to make a market in our common stock, which would further reduce our stock price.

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

Index

As we would for any other significant deficiencies identified by our external auditors from time to time, we have begun remediation efforts with respect to the significant deficiencies identified by SP Systems’ independent auditors. Although initiated, our plans to improve these internal controls and processes are not complete. While we expect to complete this remediation process as quickly as possible, doing so depends on several factors beyond our control, including the hiring of additional qualified personnel and, as a result, we cannot at this time estimate how long it will take to complete the steps identified above. Our management will continue to evaluate the effectiveness of the control environment in our systems segment as well our company overall and will continue to develop and enhance internal controls. We cannot assure investors that the measures we have taken to date or any future measures will remediate the significant deficiencies reported by our independent auditors. Any failure to develop or maintain effective controls, or any difficulties encountered in their implementation or improvement, could harm our operating results or cause us to fail to meet our reporting obligations and may result in a restatement of our prior period financial statements. Ineffective internal controls could also cause investors to lose confidence in our reported financial information, which would likely have a negative effect on the trading price of our securities.

Our report on internal control over financial reporting in our annual reports on Form 10-K for the fiscal years ended December 30, 2007 and December 31, 2006 did not include an assessment of SP Systems’ internal controls. We are required to include SP Systems, which now makes up our systems segment, in management’s report on internal controls in our annual report on Form 10-K for the fiscal year ending December 28, 2008. Unanticipated factors may hinder the effectiveness over financial reporting or delay the integration of our combined internal control systems post-acquisition. We cannot be certain as to whether we will be able to establish an effective, unified system of internal control over financial reporting in a timely manner, or at all.

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

Index

If the recent credit market conditions continue or worsen, they could have a material adverse impact on our investment portfolio.

Recent U.S. sub-prime mortgage defaults have had a significant impact across various sectors of the financial markets, causing global credit and liquidity issues. During the third quarter of fiscal 2008, the net asset value of the Reserve Primary Fund and the Reserve International Liquidity Fund fell below $1.00 because the funds had investments in Lehman, which filed for bankruptcy on September 15, 2008. As a result of this event, the Reserve Funds wrote down their investments in Lehman to zero. Of $26.7 million invested in the Reserve Funds on September 28, 2008, we have estimated the loss to be approximately $0.9 million based on an evaluation of the fair value of the securities held by the Reserve Funds and the net asset value that was last published by the Reserve Funds before the funds suspended redemptions. We recorded an impairment charge of $0.9 million in “Other, net” in our Condensed Consolidated Statements of Operations thereby establishing a new cost basis of $25.7 million for the Reserve Funds.

    On October 31, 2008, we received a distribution of $11.9 million from the Reserve Funds. We expect that the remaining distribution of $13.8 million from the Reserve Funds will occur over the remaining twelve months as the investments held in the funds mature. While we expect to receive substantially all of our current holdings in the Reserve Funds within the next twelve months, it is possible we may encounter difficulties in receiving distributions given the current credit market conditions. If market conditions were to deteriorate even further such that the current fair value were not achievable, we could realize additional losses in our holdings with the Reserve Funds and distributions could be further delayed. There can be no assurance that our other investments, particularly in this unfavorable market and economic environment, will not face similar risks of loss.

Beginning in February 2008, the auction rate securities market experienced a significant increase in the number of failed auctions, resulting from a lack of liquidity, which occurs when sell orders exceed buy orders, and does not necessarily signify a default by the issuer. As of September 28, 2008, we held five auction rate securities totaling $25.0 million. All auction rate securities invested in at September 28, 2008 have failed to clear at auctions. These auction rate securities are typically over-collateralized and secured by pools of student loans originated under the Federal Family Education Loan Program, or FFELP, and are guaranteed and insured by the U.S. Department of Education. In addition, all auction rate securities held are rated by one or more of the Nationally Recognized Statistical Rating Organizations, or NRSRO, as triple-A. For failed auctions, we continue to earn interest on these investments at the maximum contractual rate as the issuer is obligated under contractual terms to pay penalty rates should auctions fail. In the event we need to access these funds, we will not be able to do so until a future auction is successful, the issuer redeems the securities, a buyer is found outside of the auction process or the securities mature. If these auction rate securities are unable to successfully clear at future auctions or issuers do not redeem the securities, we may be required to adjust the carrying value of the securities and record an impairment charge. If we determine that the fair value of these auction rate securities is temporarily impaired, we would record a temporary impairment within Condensed Consolidated Statements of Comprehensive Income, a component of stockholders' equity. If it is determined that the fair value of these auction rate securities is other-than-temporarily impaired, we would record a loss in our Condensed Consolidated Statements of Operations, which could materially adversely impact our results of operations and financial condition.

Risks Related to Our Debentures and Class A and Class B Common Stock

Conversion of our outstanding debentures will dilute the ownership interest of existing stockholders, including holders who had previously converted their debentures.

To the extent we issue class A common stock upon conversion of debentures, the conversion of some or all of such debentures will dilute the ownership interests of existing stockholders, including holders who had previously converted their debentures. Any sales in the public market of the class A and class B common stock issuable upon such conversion could adversely affect prevailing market prices of our class A and class B common stock. In addition, the existence of our outstanding debentures may encourage short selling of our common stock by market participants who expect that the conversion of the debentures could depress the prices of our class A and class B common stock.

As of the first trading day of the fourth quarter in fiscal 2008, holders of the 1.25% outstanding debentures, or February 2007 debentures, were able to exercise their right to convert the debentures any day in that fiscal quarter because the closing price of our class A common stock on at least 20 of the last 30 trading days during the fiscal quarter ending September 28, 2008 has equaled or exceeded $70.94, which represents more than 125% of the applicable conversion price for our February 2007 debentures. Because the closing price of our class A common stock on at least 20 of the last 30 trading days during the fiscal quarter ending September 28, 2008 did not equal or exceed $102.80, or 125% of the applicable conversion price governing the 0.75% outstanding debentures, or July 2007 debentures, holders of the July 2007 debentures are unable to exercise their right to convert the debentures, based on the stock trading price trigger, any day in the fourth fiscal quarter beginning on September 29, 2008. This test is repeated each fiscal quarter, and prior to August 1, 2025, holders of our outstanding debentures may only exercise their right to convert during a fiscal quarter in which this test is met. After August 1, 2025, the debentures are convertible at any time.

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

Index

    As of October 31, 2008, we have received notices for the conversion of approximately $1.4 million of the February 2007 debentures which we have settled for approximately $1.2 million in cash and 1,000 shares of class A common stock. The current capital market conditions and credit environment could create incentives for additional holders to convert their debentures that did not exist in prior quarters. If the full $200.0 million in aggregate convertible debt was called for conversion prior to December 28, 2008, we would likely not have sufficient unrestricted cash and cash equivalents on hand to satisfy the conversion without additional liquidity. If necessary, we may seek to restructure our obligations under the convertible debt, or raise additional cash through sales of investments, assets or common stock, or from borrowings. However, there can be no assurance that we would be successful in these efforts in the current market conditions.

In addition, the holders of our February 2007 debentures and July 2007 debentures would be able to exercise their right to convert the debentures during the five consecutive business days immediately following any five consecutive trading days in which the trading price of our senior convertible debentures is less than 98% of the average of the closing sale price of a share of class A common stock during the five consecutive trading days, multiplied by the applicable conversion rate. On October 31, 2008, our February debentures and July 2007 debentures traded significantly below their historic trading prices, with our February 2007 debentures trading slightly above their conversion value.  We believe the decline in trading prices is due primarily to the declining market price of our class A common stock, the lack of liquidity in the current market, a need for investors to raise capital by selling debentures, public concerns regarding the availability of credit, and the end of our share lending arrangement with Lehman Brothers International (Europe) Limited as a result of LBIE’s administrative proceeding and the related Chapter 11 filing by Lehman Brothers Holdings Inc. and certain of its affiliates.  If the trading prices of our debentures continue to decline, holders of the debentures may have the right to convert the debentures in the future.

As of September 28, 2008, we had cash and cash equivalents of $256.6 million, while the aggregate outstanding principal balance due under the debentures was $425.0 million. For more information about our convertible debentures, please see “Liquidity” within “Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Substantial future sales or other dispositions of our class A or class B common stock or other securities, or short selling activity, could cause our stock price to fall and dilute earnings per share.

Sales of our class A or class B common stock in the public market or sales of any of our other securities, or the perception that such sales could occur, could cause the market prices of our class A and class B common stock to decline. As of September 28, 2008, we had approximately 43.8 million shares of class A common stock outstanding, and Cypress owned the 42.0 million outstanding shares of our class B common stock, representing approximately 50.1% of the total outstanding shares of our common stock. After the close of trading on September 29, 2008, Cypress completed a spin-off of all of its shares of our class B common stock, in the form of a pro rata dividend to the holders of record as of September 17, 2008 of Cypress common stock. As a result, our class B common stock now trades publicly and is listed on the Nasdaq Global Select Market, along with our class A common stock.

Some of the aggregate of approximately 4.7 million shares of class A common stock that we lent to underwriters of our debenture offerings, including potentially the approximately 2.9 million shares lent to LBIE, are being held by such underwriters to facilitate later hedging arrangements of future purchases for debentures in the after-market. These shares may be freely sold into the market by the underwriters at any time, and such sales could depress our stock price. In addition, any hedging activity facilitated by our debenture underwriters would involve short sales or privately negotiated derivatives transactions. These or other similar transactions could further negatively affect our stock price.

In addition, if we issue additional shares of class A or class B common stock or other securities, our earnings per share would be further diluted.  Similarly, if Credit Suisse Securities (USA) LLC or its affiliates, including Credit Suisse International to which we lent shares of our class A common stock in connection with the issuance of our July 2007 debentures, were to file bankruptcy or commence similar administrative, liquidating, restructuring or other proceedings, we may have to consider approximately 1.8 million shares lent to Credit Suisse International as issued and outstanding for purposes of calculating earnings per share which would further dilute our results of operations.

If securities or industry analysts do not publish research or reports about us, our business or our market, or if they change their recommendations regarding our stock adversely, our securities prices and trading volumes could decline.

The trading markets for our class A and class B common stock and debentures are influenced by the research and reports that industry or securities analysts publish about us, our business or our market. If one or more of the analysts who cover us change their recommendation regarding our stock adversely, our stock and debenture prices would likely decline. If one or more of these analysts cease coverage of our company or fail to regularly publish reports on us, we could lose visibility in the financial markets, which in turn could cause our securities prices or trading volumes to decline.

Index

The price of our class A common stock, and therefore of our outstanding debentures, as well as our class B common stock may fluctuate significantly, and a liquid trading market for our class A and class B common stock may not be sustained.

Our class A and class B common stock has a limited trading history in the public markets, and during that period has experienced extreme price and volume fluctuations. The trading price of our class A and class B common stock could be subject to wide fluctuations due to the factors discussed in this risk factors section. In addition, the stock market in general, and The Nasdaq Global Select Market and the securities of technology companies and solar companies in particular, have experienced severe price and volume fluctuations. These trading prices and valuations, including our own market valuation and those of companies in our industry generally, may not be sustainable. These broad market and industry factors may decrease the market price of our class A and class B common stock, regardless of our actual operating performance. Because the debentures are convertible into our class A common stock, volatility or depressed prices of our class A common stock could have a similar effect on the trading price of these debentures. In addition, in the past, following periods of volatility in the overall market and the market price of a company’s securities, securities class action litigation has often been instituted against these companies. This litigation, if instituted against us, could result in substantial costs and a diversion of our management’s attention and resources.

The difference in the voting rights and liquidity could result in different market values for shares of our class A and our class B common stock.

The rights of class A and class B common stock are substantially similar, except with respect to voting. The class B common stock is entitled to eight votes per share and the class A common stock is entitled to one vote per share. Following the tax-free spin-off of our shares by Cypress, our class B common stock is freely tradable in the market. The difference in the voting rights of our class A and class B common stock could reduce the value of our class A common stock to the extent that any investor or potential future purchaser of our common stock ascribes value to the right of our class B common stock to eight votes per share. In addition, the lack of a long trading history and lower trading volume of the class B common stock, compared to the class A common stock, could result in lower trading prices for the class B common stock.

Delaware law and our certificate of incorporation and bylaws contain anti-takeover provisions, and our board of directors entered into a rights agreement and declared a rights dividend, that could delay or discourage takeover attempts that stockholders may consider favorable.

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

•  the ability of the board of directors to issue, without stockholder approval, up to approximately 10.0 million shares of preferred stock with terms set by the board of directors, which rights could be senior to those of common stock; and

•  our board of directors following our spin-off from Cypress has been divided into three classes of directors, with the classes to be as nearly equal in number as possible;

•  no action can be taken by stockholders except at an annual or special meeting of the stockholders called in accordance with our bylaws, and stockholders may not act by written consent;

•  stockholders may not call special meetings of the stockholders;

•  limitations on the voting rights of our stockholders with more than 15% of our class B common stock subject to receipt by Cypress of a supplemental ruling from the IRS that the effectiveness of the restriction will not prevent the favorable rulings received by Cypress with respect to certain tax issues arising under Section 355 of the Code in connection with the spin-off from having full force and effect; and

•  our board of directors is able to alter our bylaws without obtaining stockholder approval.

In addition, on August 12, 2008, we entered into a Rights Agreement with Computershare Trust Company, N.A. and our board of directors declared an accompanying rights dividend. The Rights Agreement became effective upon completion of Cypress’ spin-off of our shares of class B common stock to the holders of Cypress common stock. The Rights Agreement contains specific features designed to the address the potential for an acquiror or significant investor to take advantage of our capital structure and unfairly discriminate between classes of our common stock. Specifically, the Rights Agreement is designed to address the inequities that could result if an investor, by acquiring 20% or more of the outstanding shares of class B common stock, were able to gain significant voting influence over our company without making a correspondingly significant economic investment. Our board of directors determined that the rights dividend became payable to the holders of record of our common stock as of the close of business on September 29, 2008. The rights dividend and Rights Agreement, commonly referred to as a “poison pill,” could delay or discourage takeover attempts that stockholders may consider favorable.

Index

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

We currently have a significant amount of debt and debt service requirements. As of September 28, 2008, after giving effect to our July 2007 offering of debentures, we had $425.0 million of outstanding debt for borrowed money.

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

Index

As of the first trading day of the fourth quarter in fiscal 2008, holders of the February 2007 debentures were able to exercise their right to convert the debentures any day in that fiscal quarter because the closing price of our class A common stock on at least 20 of the last 30 trading days during the fiscal quarter ending September 28, 2008 has equaled or exceeded $70.94, which represents more than 125% of the applicable conversion price for our February 2007 debentures. Because the closing price of our class A common stock on at least 20 of the last 30 trading days during the fiscal quarter ending September 28, 2008 did not equal or exceed $102.80, or 125% of the applicable conversion price governing the July 2007 debentures, holders of the July 2007 debentures are unable to exercise their right to convert the debentures, based on the stock trading price trigger, any day in the fourth fiscal quarter beginning on September 29, 2008. This test is repeated each fiscal quarter, and prior to August 1, 2025, holders of our outstanding debentures may only exercise their right to convert during a fiscal quarter in which this test is met. After August 1, 2025, the debentures are convertible at any time.

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

    As of October 31, 2008, we have received notices for the conversion of approximately $1.4 million of the February 2007 debentures which we have settled for approximately $1.2 million in cash and 1,000 shares of class A common stock. The current capital market conditions and credit environment could create incentives for additional holders to convert their debentures that did not exist in prior quarters. If the full $200.0 million in aggregate convertible debt was called for conversion prior to December 28, 2008, we would likely not have sufficient unrestricted cash and cash equivalents on hand to satisfy the conversion without additional liquidity. If necessary, we may seek to restructure our obligations under the convertible debt, or raise additional cash through sales of investments, assets or common stock, or from borrowings. However, there can be no assurance that we would be successful in these efforts in the current market conditions.

In addition, the holders of our February 2007 debentures and July 2007 debentures would be able to exercise their right to convert the debentures during the five consecutive business days immediately following any five consecutive trading days in which the trading price of our senior convertible debentures is less than 98% of the average of the closing sale price of a share of class A common stock during the five consecutive trading days, multiplied by the applicable conversion rate. On October 31, 2008, our February debentures and July 2007 debentures traded significantly below their historic trading prices, with our February 2007 debentures trading slightly above their conversion value.  We believe the decline in trading prices is due primarily to the declining market price of our class A common stock, the lack of liquidity in the current market, a need for investors to raise capital by selling debentures, public concerns regarding the availability of credit, and the end of our share lending arrangement with Lehman Brothers International (Europe) Limited as a result of LBIE’s administrative proceeding and the related Chapter 11 filing by Lehman Brothers Holdings Inc. and certain of its affiliates.  If the trading prices of our debentures continue to decline, holders of the debentures may have the right to convert the debentures in the future.

As of September 28, 2008, we had cash and cash equivalents of $256.6 million, while the aggregate outstanding principal balance due under the debentures was $425.0 million. For more information about our convertible debentures, please see “Liquidity” within “Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations.” See also “Risk Factors - We expect to continue to make significant capital expenditures, particularly in our manufacturing facilities, and if adequate funds are not available or if the covenants in our credit agreements impair our ability to raise capital when needed, our ability to expand our manufacturing capacity and our business will suffer.”

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

Index

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

If certain types of fundamental changes occur prior to August 1, 2010 with respect to our July 2007 debentures or prior to February 13, 2012 with respect to our February 2007 debentures, we may adjust the conversion rate of the debentures to increase the number of shares issuable upon conversion. The number of additional shares to be added to the conversion rate will be determined based on the date on which the fundamental change becomes effective and the price paid per share of our class A common stock in the fundamental change as described in the indentures for such debentures. Although this adjustment is designed to compensate holders for the lost option value of their debentures as a result of certain types of fundamental changes, the adjustment is only an approximation of such lost value based upon assumptions made at the time when their debentures were issued and may not adequately compensate them for such loss. In addition, with respect to our July 2007 debentures, if the price paid per share of our class A common stock in the fundamental change is less than $64.50 or more than $155.00 (subject to adjustment), or if such transaction occurs on or after August 1, 2010, there will be no such adjustment. Moreover, in no event will the total number of shares issuable upon conversion as a result of this adjustment exceed 15.5039 per $1,000 principal amount of the July 2007 debentures, subject to adjustment for stock splits, combinations and the like. With respect to our February 2007 debentures, if the price paid per share of our class A common stock in the fundamental change is less than $44.51 or more than $135.00 (subject to adjustment), or if such transaction occurs on or after February 15, 2012, there will be no such adjustment. Moreover, in no event will the total number of shares issuable upon conversion as a result of this adjustment exceed 22.4668 per $1,000 principal amount of the February 2007 debentures, subject to adjustment for stock splits, combinations and the like.

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

Index

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

Upon any conversion of our outstanding debentures, we will pay cash in lieu of issuing shares of our class A common stock with respect to an amount up to the principal amount of debentures converted. We retain the right to satisfy any remaining conversion obligation, in whole or part, in additional shares of class A common stock or, in the case of our July 2007 debentures, in cash, based upon a predetermined formula. Therefore, upon conversion, holders of our debentures may not receive any shares of our class A common stock, or may receive fewer shares than the number into which their debentures would otherwise be convertible.

Upon any conversion of debentures, we will pay cash in lieu of issuing shares of our common stock with respect to an amount up to the principal amount of debentures converted. We retain the right to satisfy any remaining conversion obligation, in whole or part, in additional shares of our class A common stock or, in the case of our July 2007 debentures, in cash, with respect to the conversion value in excess thereof, based on a daily conversion value (as defined herein) calculated based on a proportionate basis for each day of the 20 trading day conversion period. Accordingly, upon conversion of debentures, holders may not receive any shares of our class A common stock. In addition, because of the 20 trading day calculation period, in certain cases, settlement will be delayed until at least the 26th trading day following the related conversion date. Moreover, upon conversion of debentures, holders may receive less proceeds than expected because the price of our class A common stock may decrease (or not appreciate as much as they may expect) between the conversion date and the day the settlement amount of their debentures is determined. Further, as a result of cash payments, our liquidity may be reduced upon conversion of the debentures. In addition, in the event of our bankruptcy, insolvency or certain similar proceedings during the conversion period, there is a risk that a bankruptcy court may decide a holder’s claim to receive such cash and/or shares could be subordinated to the claims of our creditors as a result of such holder’s claim being treated as an equity claim in bankruptcy.

As of the first trading day of the fourth quarter in fiscal 2008, holders of the February 2007 debentures were able to exercise their right to convert the debentures any day in that fiscal quarter because the closing price of our class A common stock on at least 20 of the last 30 trading days during the fiscal quarter ending September 28, 2008 has equaled or exceeded $70.94, which represents more than 125% of the applicable conversion price for our February 2007 debentures. Because the closing price of our class A common stock on at least 20 of the last 30 trading days during the fiscal quarter ending September 28, 2008 did not equal or exceed $102.80, or 125% of the applicable conversion price governing the July 2007 debentures, holders of the July 2007 debentures are unable to exercise their right to convert the debentures, based on the stock trading price trigger, any day in the fourth fiscal quarter beginning on September 29, 2008. This test is repeated each fiscal quarter, and prior to August 1, 2025, holders of our outstanding debentures may only exercise their right to convert during a fiscal quarter in which the test was met. After August 1, 2025, the debentures are convertible at any time.

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

    As of October 31, 2008, we have received notices for the conversion of approximately $1.4 million of the February 2007 debentures which we have settled for approximately $1.2 million in cash and 1,000 shares of class A common stock. The current capital market conditions and credit environment could create incentives for additional holders to convert their debentures that did not exist in prior quarters. If the full $200.0 million in aggregate convertible debt was called for conversion prior to December 28, 2008, we would likely not have sufficient unrestricted cash and cash equivalents on hand to satisfy the conversion without additional liquidity. If necessary, we may seek to restructure our obligations under the convertible debt, or raise additional cash through sales of investments, assets or common stock, or from borrowings. However, there can be no assurance that we would be successful in these efforts in the current market conditions.

In addition, the holders of our February 2007 debentures and July 2007 debentures would be able to exercise their right to convert the debentures during the five consecutive business days immediately following any five consecutive trading days in which the trading price of our senior convertible debentures is less than 98% of the average of the closing sale price of a share of class A common stock during the five consecutive trading days, multiplied by the applicable conversion rate. On October 31, 2008, our February debentures and July 2007 debentures traded significantly below their historic trading prices, with our February 2007 debentures trading slightly above their conversion value.  We believe the decline in trading prices is due primarily to the declining market price of our class A common stock, the lack of liquidity in the current market, a need for investors to raise capital by selling debentures, public concerns regarding the availability of credit, and the end of our share lending arrangement with Lehman Brothers International (Europe) Limited as a result of LBIE’s administrative proceeding and the related Chapter 11 filing by Lehman Brothers Holdings Inc. and certain of its affiliates.  If the trading prices of our debentures continue to decline, holders of the debentures may have the right to convert the debentures in the future.

Index

As of September 28, 2008, we had cash and cash equivalents of $256.6 million, while the aggregate outstanding principal balance due under the debentures was $425.0 million. For more information about our convertible debentures, please see “Liquidity” within “Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

Risks Related to Our Relationship with Cypress Semiconductor Corporation

Our agreements with Cypress require us to indemnify Cypress for certain tax liabilities. These indemnification obligations and related contractual restrictions may limit our ability to obtain additional financing, participate in future acquisitions or pursue other business initiatives.

We have entered into a tax sharing agreement with Cypress, under which we and Cypress agree to indemnify one another for certain taxes and similar obligations that the other party could incur under certain circumstances. In general, we will be responsible for taxes relating to our business. Furthermore, we may be held jointly and severally liable for taxes determined on a consolidated basis for the entire Cypress group for any particular taxable year that we are a member of the group even though Cypress is required to indemnify us for its taxes pursuant to the tax sharing agreement. As of June 2006, we ceased to be a member of the Cypress consolidated group for federal income tax purposes and certain state income tax purposes. As of September 29 2008, Cypress distributed the shares of SunPower to its shareholders, so we are no longer eligible to file any state combined returns. Thus, to the extent that we become entitled to utilize on our separate tax returns portions of those credit or loss carryforwards existing as of such date, we will distribute to Cypress the tax effect (estimated to be 40% for federal and state income tax purposes) of the amount of such tax loss carryforwards so utilized and the amount of any credit carryforwards so utilized. We will distribute these amounts to Cypress in cash or in our shares, at Cypress’s option. Accordingly, we will be subject to the obligations payable to Cypress for any federal income tax credit or loss carryforwards utilized in our federal tax returns. As of December 30, 2007, we had $44.0 million of federal net operating loss carryforwards and approximately $73.5 million of California net operating loss carryforwards, meaning that such potential future payments to Cypress, which would be made over a period of several years, would therefore aggregate to approximately $19.1 million. The majority of these net operating loss carryforwards were created by employee stock transactions. Because there is uncertainty as to the realizability of these loss carryforwards, the portion created by employee stock transactions are not reflected on our Condensed Consolidated Balance Sheets. If these losses were reflected on the Condensed Consolidated Balance Sheets, to the extent the deductions were not matched against previous stock-based compensation charges, the loss carryforwards would be accounted for as an increase to deferred tax assets and stockholders’ equity.

Index

Subject to certain caveats, Cypress has obtained a ruling from the Internal Revenue Service, or IRS, to the effect that the distribution by Cypress of the our class B common stock to Cypress stockholders qualified as a tax-free distribution under Section 355 of the Internal Revenue Code (the “Code”). Despite such ruling, the distribution may nonetheless be taxable to Cypress under Section 355(e) of the Code if 50% or more of our voting power or economic value is acquired as part of a plan or series of related transactions that includes the distribution of our stock. The tax sharing agreement includes our obligation to indemnify Cypress for any liability incurred as a result of issuances or dispositions of our stock after the distribution, other than liability attributable solely to certain dispositions of our stock by Cypress, that cause Cypress’s distribution of shares of our stock to its stockholders to be taxable to Cypress under Section 355(e) of the Code. Under current law, following a distribution by Cypress and for up to two years thereafter (or possibly longer if we are acting pursuant to a preexisting plan), our obligation to indemnify Cypress will be triggered only if we issue stock or otherwise participate in one or more transactions other than the distribution in which 50% or more of our voting power or economic value is acquired in financing or acquisition transactions that are part of a plan or series of related transactions that includes the distribution. If such an indemnification obligation is triggered, the extent of our liability to Cypress will generally equal the product of (a) Cypress’s top marginal federal and state income tax rate for the year of the distribution, and (b) the difference between the fair market value of our class B common stock distributed to Cypress stockholders and Cypress’s tax basis in such stock as determined on the date of the distribution.

In connection with Cypress’ spin-off of its shares of our class B common stock, on August 12, 2008, we and Cypress entered into an Amendment No. 1 to the Tax Sharing Agreement (the “Amended Tax Sharing Agreement”) to address certain transactions that may affect the tax treatment of the spin-off and certain other matters.

Under the Amended Tax Sharing Agreement, we are required to provide notice to Cypress of certain transactions that could give rise to our indemnification obligation relating to taxes resulting from the application of Section 355(e) of the Code or similar provision of other applicable law to the spin-off as a result of one or more acquisitions (within the meaning of Section 355(e)) of our stock after the spin-off. An acquisition for these purposes includes any such acquisition attributable to a conversion of any or all of our class B common stock to class A common stock or any similar recapitalization transaction or series of related transactions (a “Recapitalization”). We are not required to indemnify Cypress for any taxes which would result solely from (A) issuances and dispositions of our stock prior to the spin-off and (B) any acquisition of our stock by Cypress after the spin-off.

Under the Amended Tax Sharing Agreement, we also agreed that, for a period of 25 months following the spin-off, we will not (i) effect a Recapitalization or (ii) enter into or facilitate any other transaction resulting in an acquisition (within the meaning of Section 355(e) of the Code) of our stock without first obtaining the written consent of Cypress; provided, we are not required to obtain Cypress’s consent unless such transaction (either alone or when taken together with one or more other transactions entered into or facilitated by us consummated after August 4, 2008 and during the 25-month period following the spin-off) would involve the acquisition for purposes of Section 355(e) of the Code after August 4, 2008 of more than 25% of our outstanding shares of common stock. In addition, the requirement to obtain Cypress’s consent does not apply to (A) any acquisition of our stock that will qualify under Treasury Regulation Section 1.355-7(d)(8) in connection with the performance of services, (B) any acquisition of our stock for which we furnish to Cypress prior to such acquisition an opinion of counsel and supporting documentation, in form and substance reasonably satisfactory to Cypress (a “Tax Opinion”), that such acquisition will qualify under Treasury Regulation Section 1.355-7(d)(9), (C) an acquisition of our stock (other than involving a public offering) for which we furnish to Cypress prior to such acquisition a Tax Opinion to the effect that such acquisition will qualify under the so-called “super safe harbor” contained in Treasury Regulation Section 1.355-7(b)(2) or (D) the adoption by us of a standard stockholder rights plan. We further agreed that we will not (i) effect a Recapitalization during the 36 month period following the spin-off without first obtaining a Tax Opinion to the effect that such Recapitalization (either alone or when taken together with any other transaction or transactions) will not cause the spin-off to become taxable under Section 355(e), or (ii) seek any private ruling, including any supplemental private ruling, from the IRS with regard to the spin-off, or any transaction having any bearing on the tax treatment of the spin-off, without the prior written consent of Cypress.

Cypress made a complete distribution of its shares of our class B common stock on September 29, 2008 when our total outstanding capital stock was 85.8 million shares. Unless we qualified for one of several safe harbor exemptions available under the Treasury Regulations, in order to avoid our indemnification obligation to Cypress, we could not, for up two years (or possibly longer if we are acting pursuant to a preexisting plan) from the date of Cypress’s distribution, issue 85.8 million or more shares of our class A common stock, nor could we participate in one or more transactions (excluding the distribution itself) in which 42 million or more shares of our then-existing class A common stock were to be acquired in connection with a plan or series of related transactions that includes the distribution. In addition, these limits could be lower depending on certain actions that we or Cypress might take before or after a distribution. If we were to participate in such a transaction, assuming Cypress distributed 42 million shares, Cypress’s top marginal income tax rate was 40% for federal and state income tax purposes, the fair market value of our class B common stock was $80.00 per share and Cypress’s tax basis in such stock was $5.00 per share on the date of their distribution, then our liability under our indemnification obligation to Cypress would be approximately $1.3 billion.

Index

Our ability to use our equity to obtain additional financing or to engage in acquisition transactions for a period of time after the tax-free distribution of our shares by Cypress will be restricted if we can only sell or issue a limited amount of our stock before triggering our obligation to indemnify Cypress for taxes it incurs under Section 355(e) of the Code.

Our ability to operate our business effectively may suffer if we are unable to cost-effectively establish our own administrative and other support functions in order to operate as a stand-alone company after the termination or expiration of our services agreements with Cypress.

As a subsidiary of Cypress, we relied on administrative and other resources of Cypress to operate our business. In connection with our initial public offering, we entered into various service agreements to retain the ability for specified periods to use these Cypress resources. After the close of trading on September 29, 2008, Cypress completed a spin-off of all of its shares of our class B common stock, in the form of a pro rata dividend to the holders of record as of September 17, 2008 of Cypress common stock, and, in connection with Cypress’ spin-off, we and Cypress agreed to terminate certain transition agreements and implemented others. We will need to operate our own administrative and other support systems or contract with third parties to replace Cypress’s systems. These services may not be provided at the same level as when we were a wholly owned subsidiary of Cypress, and we may not be able to obtain the same benefits that we received prior to the separation. Any failure or significant downtime in our own administrative systems or in Cypress’s administrative systems during the transitional period could result in unexpected costs, impact our results and/or prevent us from paying our suppliers or employees and performing other administrative services on a timely basis.

Index

ITEM 2.  RECENT SALES OF UNREGISTERED SECURITIES; USES OF PROCEEDS FROM REGISTERED SECURITIES.

In connection with our acquisition of SunPower Corporation Australia Party Limited, on July 23, 2008, we issued 40,000 shares of class A common stock to the then-current stockholders of the Australian business as partial consideration for all the outstanding equity interests in the Australian business.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

As described in the Information Statement mailed to stockholders on or about September 3, 2008, Cypress Semiconductor Corporation, the then-holder of a majority of the voting power of our issued and outstanding voting securities, approved by written consent dated September 3, 2008, the adoption of an amended and restated certificate of incorporation. As of August 29, 2008, the record date for determining stockholders entitled to vote on the adoption of the amendment and restatement of our certificate of incorporation, we had 43,705,713 shares of class A common stock and 42,033,287 shares of class B common stock issued and outstanding and entitled to vote. Cypress owned all the issued and outstanding shares of our class B common stock, representing approximately 88.5% of the combined voting power of our class A and class B common stock. Accordingly, the written consent executed by Cypress was sufficient to approve the adoption of the amended and restated certificate of incorporation and no further stockholder action was required. The amendments to our certificate of incorporation accomplished the following changes principally:

(i)
clarified that, following the spin-off, the shares of our class B common stock would remain outstanding as a separate class from our class A shares and would be transferable by holders of class B common stock as a separate class;

(ii)	eliminated the ability of holders of shares of class B common stock to voluntarily convert class B shares into shares of our class A common stock following the spin-off;

(iii)
restricted the voting power of a holder of more than 15% of our outstanding shares of class B common stock with respect to the election or removal of directors to 15% of the outstanding shares of class B common stock. However, if such holder also owns in excess of 15% of our outstanding shares of class A common stock, then the holder may exercise the voting power of our class B common stock in excess of 15% to the extent that such holder has an equivalent percentage of outstanding class A common stock. For example, a holder of 20% of our outstanding class B common stock, and none of our class A common stock, would be limited to 15% of the voting power of our outstanding class B common stock in the election or removal of directors. On the other hand, if this person owned both 20% of our outstanding class B common stock and 17% of our outstanding class A common stock, then the person would be able to exercise 17% of the voting power of our outstanding class B common stock in the election or removal of directors. Any shares of class B common stock as to which voting power is restricted as described above would automatically be voted in proportion to the shares of class B common stock held by holders of less than 15% of such stock; and

(iv)
facilitated adoption of a stockholder rights plan by allowing for dividends payable in rights to holders of class B common stock that, under certain circumstances, entitle such holders to purchase shares of our class B common stock or rights relating to the class B common stock and permitting the issuance of shares of class B common stock upon exercise of such rights. Our certificate incorporation previously allowed for the issuance of class A common stock upon the exercise of similar rights relating to our class A common stock.

    The effectiveness of the restriction on the voting power of a holder of more than 15% of our class B shares is subject to receipt by Cypress of a supplemental ruling from the IRS that the effectiveness of the restriction will not prevent the favorable rulings received by Cypress with respect to certain tax issues arising under Section 355 of the Code in connection with the spin-off from having full force and effect.

Index

Item 6.	Exhibits

Exhibit Number	Description

3.1
Form of Restated Certificate of Incorporation of SunPower Corporation (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 12, 2008).

3.2	Form of By-laws of SunPower Corporation (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 7, 2008).

4.1
Rights Agreement, dated August 12, 2008, by and between SunPower Corporation and Computershare Trust Company, N.A. (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 12, 2008).

10.1†	Turnkey Engineering, Procurement and Construction Agreement, dated July 3, 2008, by and between SunPower Corporation, Systems and Florida Power & Light Company.

10.2†	Amendment No. 1 to Ingot Supply Agreement, dated August 4, 2008, by and between SunPower Corporation and Woongjin Energy Co., Ltd.

10.3†	Amendment No. 2 to Polysilicon Supply Agreement, dated August 4, 2008, by and between SunPower Philippines Manufacturing, Ltd. and Woognjin Energy Co., Ltd.

10.4	Fourth Amendment to Lease, effective August 12, 2008, by and between SunPower Corporation and Cypress Semiconductor Corporation.

10.5
Amendment No. 1 to Tax Sharing Agreement, dated August 12, 2008, by and between SunPower Corporation and Cypress Semiconductor Corporation (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 12, 2008).

10.6	SunPower Corporation Management Career Transition Plan.

10.7	Form of Employment Agreement for Executive Officers, including Messrs. Werner, Hernandez, Dinwoodie, Ledesma, Wenger, Shugar, Neese, Richards and Swanson.

10.8	Form of Indemnification Agreement for Directors and Officers.

31.1	Certification by Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a).

31.2	Certification by Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a).

32.1	Certification Furnished Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

A cross (†) indicates that confidential treatment has been requested for portions of the marked exhibits.

Index

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

SUNPOWER CORPORATION

Dated: November 7, 2008	By:	/s/ EMMANUEL T. HERNANDEZ

Emmanuel T. Hernandez
Chief Financial Officer

Index

Index to Exhibits

Exhibit Number	Description

10.1†	Turnkey Engineering, Procurement and Construction Agreement, dated July 3, 2008, by and between SunPower Corporation, Systems and Florida Power & Light Company.

10.2†	Amendment No. 1 to Ingot Supply Agreement, dated August 4, 2008, by and between SunPower Corporation and Woongjin Energy Co., Ltd.

10.3†	Amendment No. 2 to Polysilicon Supply Agreement, dated August 4, 2008, by and between SunPower Philippines Manufacturing, Ltd. and Woognjin Energy Co., Ltd.

10.4	Fourth Amendment to Lease, effective August 12, 2008, by and between SunPower Corporation and Cypress Semiconductor Corporation.

10.6	SunPower Corporation Management Career Transition Plan.

10.7	Form of Employment Agreement for Executive Officers, including Messrs. Werner, Hernandez, Dinwoodie, Ledesma, Wenger, Shugar, Neese, Richards and Swanson.

10.8	Form of Indemnification Agreement for Directors and Officers.

31.1	Certification by Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a).

31.2	Certification by Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a).

32.1	Certification Furnished Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

A cross (†) indicates that confidential treatment has been requested for portions of the marked exhibits.