Form 10-K
period 2008-12-28
SUNPOWER CORP
filed 2009-02-26
CIK 867773

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________

FORM 10-K
_____________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 28, 2008

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

(408) 240-5500
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Class A Common Stock. $0.001 par value	Nasdaq Global Select Market
Class B Common Stock. $0.001 par value	Nasdaq Global Select Market

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The aggregate market value of the voting stock held by non-affiliates of the registrant on June 29, 2008 was $2.6 billion. Such aggregate market value was computed by reference to the closing price of the common stock as reported on the Nasdaq Global Market on June 27, 2008. For purposes of determining this amount only, the registrant has defined affiliates as including the executive officers and directors of registrant on June 27, 2008.
The total number of outstanding shares of the registrant’s class A common stock as of February 13, 2009 was 43,971,526.
The total number of outstanding shares of the registrant’s class B common stock as of February 13, 2009 was 42,033,287.

DOCUMENTS INCORPORATED BY REFERENCE

Parts of the registrant’s definitive proxy statement for the registrant’s 2009 annual meeting of stockholders are incorporated by reference in Items 10, 11, 12, 13 and 14 of Part III of this Annual Report on Form 10-K.

- i -

 Trademarks

The following terms are our trademarks and may be used in this report: SunPower®, PowerGuard®, SunTile®, PowerTracker®, and PowerLight®. All other trademarks appearing in this report are the property of their holders.

Cautionary Statement Regarding Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements are statements that do not represent historical facts. We use words such as “may,” “will,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “continue” and similar expressions to identify forward-looking statements. Forward-looking statements in this Annual Report on Form 10-K include, but are not limited to, our plans and expectations regarding our ability to obtain financing, future financial results, operating results, business strategies, projected costs, products, competitive positions, management’s plans and objectives for future operations, and industry trends. These forward-looking statements are based on information available to us as of the date of this Annual Report on Form 10-K and current expectations, forecasts and assumptions and involve a number of risks and uncertainties that could cause actual results to differ materially from those anticipated by these forward-looking statements. Such risks and uncertainties include a variety of factors, some of which are beyond our control. Please see “Item 1A: Risk Factors” and our other filings with the Securities and Exchange Commission for additional information on risks and uncertainties that could cause actual results to differ. These forward-looking statements should not be relied upon as representing our views as of any subsequent date, and we are under no obligation to, and expressly disclaim any responsibility to, update or alter our forward-looking statements, whether as a result of new information, future events or otherwise.

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

PART I

ITEM 1: BUSINESS

We are a vertically integrated solar products and services company that designs, manufactures and markets high-performance solar electric power technologies. Our solar cells and solar panels are manufactured using proprietary processes, and our technologies are based on more than 15 years of research and development. Of all the solar cells available for the mass market, we believe our solar cells have the highest conversion efficiency, a measurement of the amount of sunlight converted by the solar cell into electricity. Our solar power products are sold through our components business segment, or Components Segment. In January 2007, we acquired PowerLight Corporation, or PowerLight, now known as SunPower Corporation, Systems, or SP Systems, which developed, engineered, manufactured and delivered large-scale solar power systems. These activities are now performed by our systems business segment, or our Systems Segment. Our solar power systems, which generate electricity, integrate solar cells and panels manufactured by us as well as other suppliers. For more information about financial condition and results of operations of each segment, please see “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 8: Financial Statements and Supplementary Data.”

Business Segments Overview

Components Segment:  Our Components Segment sells solar power products, including solar cells, solar panels and inverters, which convert sunlight to electricity compatible with the utility network. We believe our solar cells provide the following benefits compared with conventional solar cells:

•	superior performance, including the ability to generate up to 50% more power per unit area;

•	superior aesthetics, with our uniformly black surface design that eliminates highly visible reflective grid lines and metal interconnect ribbons; and

•	more efficient use of silicon, a key raw material used in the manufacture of solar cells.

We sell our solar components products to installers and resellers, including our global dealer network, for use in residential and commercial applications where the high efficiency and superior aesthetics of our solar power products provide compelling customer benefits. We also sell products for use in multi-megawatt solar power plant applications. In many situations, we offer a materially lower area-related cost structure for our customers because our solar panels require a substantially smaller roof or land area than conventional solar technology and half or less of the roof or land area of commercial solar thin film technologies. We sell our products primarily in North America, Europe and Asia, principally in regions where public policy has accelerated solar power adoption. In fiscal 2008, 2007 and 2006, components revenue represented approximately 43%, 40% and 100%, respectively, of total revenue.

As discussed more fully below, we manufacture our solar cells at our two facilities in the Philippines, and are developing a third solar cell manufacturing facility in Malaysia. Almost all of our solar cells are then combined into solar panels at our solar panel assembly facility located in the Philippines. Our solar panels are also manufactured for us by a third-party subcontractor in China.

Systems Segment:  Our Systems Segment generally sells solar power systems directly to system owners and developers. When we sell a solar power system, it may include services such as development, engineering, procurement of permits and equipment, construction management, access to financing, monitoring and maintenance. We believe our solar systems provide the following benefits compared with competitors’ systems:

•	superior performance delivered by maximizing energy delivery and financial return through systems technology design;

•	superior systems design to meet customer needs and reduce cost, including non-penetrating, fast roof installation technologies; and

•	superior channel breadth and delivery capability including turnkey systems.

Our Systems Segment is comprised primarily of the PowerLight (now known as SP Systems) business we acquired in January 2007. Our customers include commercial and governmental entities, investors, utilities, production home builders and home owners. We work with development, construction, system integration and financing companies to deliver our solar power systems to customers. Our solar power systems are designed to generate electricity over a system life typically exceeding 25 years and are principally designed to be used in large-scale applications with system ratings of typically more than 500 kilowatts. Worldwide, more than 500 SunPower solar power systems have been constructed or are under contract, rated in the aggregate at more than 400 megawatts of peak capacity. In fiscal 2008 and 2007, systems revenue represented approximately 57% and 60%, respectively, of total revenue.

We have solar power system projects completed or in the process of being completed in various countries including Germany, Italy, Portugal, South Korea, Spain and the United States. We sell distributed rooftop and ground-mounted solar power systems as well as central-station power plants. In the United States, distributed solar power systems are typically rated at more than 500 kilowatts of capacity to provide a supplemental, distributed source of electricity for a customer’s facility. Many customers choose to purchase solar electricity under a power purchase agreement with a financing company which buys the system from us. In Europe and South Korea, our products and systems are typically purchased by a financing company and operated as a central-station solar power plant. These power plants are rated with capacities of approximately one to twenty megawatts, and generate electricity for sale under tariff to private and public utilities. In 2008, we began serving the utility market in the United States, as regulated utilities began seeking cost-effective renewable energy to meet governmental renewable portfolio standard requirements. Examples include an agreement with Florida Power & Light Company, or FPL, to design and build two solar photovoltaic power plants totaling 35 megawatts in Florida, and another with Pacific Gas and Electric Company, or PG&E, to design and build a 250 megawatt solar power plant in California.

We manufacture certain of our solar power system products at our manufacturing facilities in Richmond, California and at other facilities located close to our customers. Some of our solar power system products are also manufactured for us by third-party suppliers.

Our Products and Services

Products Sold Through Our Components Segment

Our solar power products include solar cells and solar panels manufactured using proprietary processes, and our technologies are based on more than 15 years of research and development. We also sell a line of SunPower branded inverters manufactured by third-parties.

Solar Cells

Solar cells are semiconductor devices that directly convert sunlight into direct current electricity. Our A-300 solar cell is a silicon solar cell with a specified power value of 3.1 watts and a conversion efficiency averaging between 20% and 21.5%. Our A-330 solar cell delivers 3.3 watts with a conversion efficiency of up to 22.7%. The A-330 solar cell started shipping in 2007. Our solar cells are designed without highly reflective metal contact grids or current collection ribbons on the front of the solar cells. This feature enables our solar cells to be assembled into solar panels that exhibit a more uniform appearance than conventional solar panels.

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

PowerGuard® Roof System

Our PowerGuard® Roof System is a roof-mounted solar panel mounting system that delivers reliable, clean electricity while insulating and protecting the roof. PowerGuard® is a proprietary, pre-engineered solar power roofing tile system. Each PowerGuard® tile consists of a solar laminate, lightweight cement substrate and styrofoam base. Designed for quick and easy installation, PowerGuard® tiles fit together with interlocking tongue-and-groove side surfaces. In addition to generating electricity, PowerGuard® roof systems also insulate and protect the roof membrane from ultraviolet rays and thermal degradation. This saves both heating and cooling energy expenses and extends the roof life. The PowerGuard® roof system has been tested and certified by Underwriters Laboratories Inc., or UL, and has received a UL Class B fire rating which we believe facilitates obtaining building permits and inspector approvals.

Our PowerGuard® system resists wind uplift without compromising the rooftop’s structural integrity. In comparison, conventional solar power systems typically penetrate the roof. Systems that require drilling many holes into rooftops to install and secure solar panels may compromise the integrity of the roof and reduce its life span. To avoid drilling holes, certain other conventional systems add weight for stability against wind and weather, which may exceed weight limits for some commercial buildings’ roofs.

PowerGuard® tiles typically weigh approximately four pounds per square foot, which is supported by most commercial rooftops. Our technology integrates this lightweight construction with a patented pressure equalizing design that has been tested to withstand winds of up to 140 miles per hour. PowerGuard® roof systems have been installed in a broad range of climates, including California, Illinois, Hawaii, Massachusetts, Nevada, New Jersey, New York, Canada and Switzerland and on a wide variety of building types, from rural single story warehouses to urban high rise structures.

SunPower® T-10 Commercial Solar Roof Tiles

SunPower® T-10 commercial solar roof tiles are pre-engineered solar panels that tilt at a 10-degree angle. Depending on geographical location and local climate conditions, this can allow for the generation of up to 10% more annual energy output than traditional flat roof-mounted systems. These non-penetrating panels interlock for secure, rapid installation on rooftops without compromising the structural integrity of the roof.

Similar to our PowerGuard® product, the SunPower® T-10 commercial roof tile is lightweight, weighing less than four pounds per square foot, and is installed without penetrating the roof surface. Sloped side and rear wind deflectors improve wind performance, allowing T-10 arrays to withstand winds up to 120 miles per hour.

Whereas PowerGuard® performance is optimized in constrained rooftop environments where it contributes to maximum power density, commercial roof tile performance is optimized for larger roofs with less space constraints as well as underutilized tracks of land, such as ground reservoirs.

SunTile® Roof Integrated System for Residential Market

Our SunTile® product is a highly efficient solar power shingle roofing system utilizing our A-300 solar cell technology that is designed to integrate with conventional residential roofing materials. SunTile® solar shingles are designed to replace multiple types of roof panels, including the most common concrete flat, low and high profile “S” tile and composition shingles. We believe that SunTile® is less visible on a roof than conventional solar technology because the solar panel is integrated directly into the roofing material instead of mounted onto the roof. SunTile® has a UL-listed Class A fire rating, which is the highest level of fire rating provided by UL. SunTile® is designed to be incorporated by production home builders into the construction of their new homes.

Ground Mounted SunPower® Tracker Systems

We offer several types of ground-mounted solar power systems using our PowerTracker® technology, now referred to as SunPower® Tracker. SunPower® Tracker is a single-axis tracking system that automatically pivots solar panels to track the sun’s movement throughout the day. We believe this tracking feature increases the amount of sunlight that is captured and converted into energy by up to 30% over flat or fixed-tilt systems depending on geographic location and local climate conditions. A single motor and drive mechanism can control 10 to 20 rows, or more than 200 kilowatts of solar panels. The multi-row feature represents a cost advantage for our customers over dual axis tracking systems, as such systems require more motors, drives, land, and power to operate per kilowatt of capacity. The SunPower® Tracker system can be assembled onsite, and is easily scalable. We have installed ground-mounted systems integrating SunPower® Tracker in a wide range of geographical markets including Arizona, California, Hawaii, Nevada, New Jersey, Germany, Portugal, Spain and South Korea.

Fixed Tilt and SunPower® Tracker Systems for Parking Structures

We have developed and patented several designs for solar power systems for parking structures in multiple configurations. These dual use systems typically incorporate solar panels into the roof of a carport or similar structure to deliver onsite solar power while providing shade and protection. Aesthetically pleasing, standardized and scalable, they are well suited for parking lots adjacent to facilities. In addition, we have incorporated our SunPower® Tracker technology into certain of our systems for elevated parking structures to provide a differentiated product offering to our customers.

Other System Offerings

We have other products that leverage our core systems. For example, our metal roof system is designed for sloped-metal roof buildings, which are used in some winery and warehouse applications. This solar power system is designed for rapid installation. We also offer other architectural products such as day lighting with translucent solar panels.

Balance of System Components

“Balance of system components” are components of a solar power system other than the solar panels, and include SunPower branded inverters, mounting structures, charge controllers, grid interconnection equipment and other devices depending upon the specific requirements of a particular system and project.

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

Financial Consulting and Analysis

We offer financial consulting services to our customers and assist them in developing funding strategies for solar power projects depending on a customer’s size, cash flow and tax status. We have partnered with many financial companies and organizations which provide project development financing and bonding for our customers. To date, we have successfully arranged financing for clients ranging from simple loans and tax-advantaged operating leases to long-term, multi-party power purchase agreements.

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

Maintenance and Monitoring

We also offer post-installation services in support of our solar power systems, including:

Operations and Maintenance: Our systems have a design life in excess of 25 years. We typically provide our customers with a one-, two-, five- or ten-year parts and workmanship system warranty, after which the customer may extend the period covered by our warranty for an additional fee. We also pass through to customers long-term warranties from the original equipment manufacturers, or OEMs, of certain system components. Warranties of 20 years from solar panel suppliers are standard, while inverters typically carry a two-, five- or ten-year warranty. We offer our customers a comprehensive suite of solar power system maintenance services ranging from preventive maintenance to rapid-response outage restoration and inverter repair. Our Standard Service Agreement includes continuous remote monitoring, system performance reports, and a 24/7 technical support line. Our Plus Level Service Agreement includes all of the Standard Service features plus on-site preventive and corrective maintenance using regionally-located field service technicians.

Monitoring: We have developed a proprietary set of advanced monitoring applications built upon the leading electric utility real-time monitoring platform. The monitoring service continuously scans the operational status and performance of the solar system and automatically identifies system outages and performance deficiencies to our 24/7 monitoring technicians. If the monitoring technicians cannot identify the cause of the problem within a predetermined response time, the issue is escalated to our performance engineers for further analysis and diagnostics. If the performance engineers cannot resolve the problem within the service response time, the issue is escalated to our field service team to resolve the problem at our customer’s facility. Customers can access historical or daily system performance data through our customer website (www.sunpowermonitor.com). Some customers choose to install electronic kiosks for flat-panel displays to track performance information at their facility. We believe these displays enhance our brand and educate the public and prospective customers about solar power.

In 2008 we released the SunPower Monitoring System designed primarily for residential customers. This system enables residential customers to view their daily, monthly and annual solar energy production remotely via a web interface as well as in their home with a dedicated display.

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

Corporate History

We were originally incorporated in California in April 1985 by Dr. Richard Swanson to develop and commercialize high-efficiency solar cell technologies. Cypress Semiconductor Corporation, or Cypress, made a significant investment in SunPower in 2002. In November 2004, Cypress acquired 100% ownership of all outstanding shares of our capital stock, excluding unexercised warrants and options. In November 2005, we reincorporated in Delaware, created two classes of common stock and held the initial public offering, or IPO, of class A common stock. After completion of our IPO, Cypress held all the outstanding shares of our class B common stock.  On September 29, 2008, Cypress completed a spin-off of all of its shares of our class B common stock, in the form of a pro rata dividend to the holders of record as of September 17, 2008 of Cypress common stock. As a result, our class B common stock now trades publicly and is listed on the Nasdaq Global Select Market, along with our class A common stock.

Research and Development

We engage in extensive research and development efforts to improve solar cell efficiency, enhance our Systems Segment products and reduce manufacturing cost and complexity. Our research and development organization works closely with our manufacturing facilities, our equipment suppliers and our customers to improve our solar cell design and to lower cell, panel and system product manufacturing and assembly costs. In addition, we have dedicated employees who work closely with our current and potential suppliers of crystalline silicon, a key raw material used in the manufacture of our solar cells, to develop specifications that meet our standards and ensure the high quality we require, while at the same time controlling costs.

We have government contracts that enable us to more rapidly develop new technologies and pursue additional research opportunities while helping to offset our research and development expense. In the third quarter of 2007, we signed a Solar America Initiative research and development agreement with the U.S. Department of Energy in which we were awarded $10.8 million in the first budgetary period. Total funding for the three-year effort is estimated to be $24.9 million. Our cost share requirement under this program, including lower-tier subcontract awards, is anticipated to be $28.1 million. Payments received under these contracts offset our research and development expense by approximately 25%, 21% and 8% in fiscal 2008, 2007 and 2006, respectively. Our research and development expenditures, net of payments received under these contracts, were approximately $21.5 million, $13.6 million and $9.7 million for fiscal 2008, 2007 and 2006, respectively.

For more information about these grants, including the government’s limited rights to use technology developed as a result of such grants, please see “Item 1A: Risk Factors” including “–Our reliance on government programs to partially fund our research and development programs could impair our ability to commercialize our solar power products and services.”

Manufacturing

The solar cell value chain starts with high purity silicon called polysilicon. Polysilicon is created by refining quartz or sand. Polysilicon is melted and grown into crystalline ingots by companies specializing in ingot growth, such as our joint venture located in South Korea named Woongjin Energy Co., Ltd, or Woongjin Energy. The ingots are sliced and the wafers are processed into solar cells in our own manufacturing facilities and in a joint venture named First Philec Solar Corporation, or First Philec Solar, located in the Philippines, and by other vendors. We also purchase wafers and polysilicon from third-party vendors on a purchase order or contract basis.

We manufacture our solar cells through our subsidiary, SunPower Philippines Manufacturing Limited, in two facilities located near Manila in the Philippines. Our first facility, or FAB1, has 215,000 square feet and began operations in the fall of 2004. We currently operate four solar cell manufacturing lines, with a total rated manufacturing capacity of 108 megawatts per year at this FAB1. In August 2006, we purchased a 344,000 square foot building in the Philippines, or FAB2. This building is approximately 20 miles from FAB1 and was constructed to house up to twelve solar cell manufacturing lines. FAB2 began operations in the summer of 2007 and we currently operate eight solar cell manufacturing lines, with a total rated manufacturing capacity of 306 megawatts per year at this FAB2. By the end of 2009, we plan to operate 16 solar cell manufacturing lines in total with an aggregate manufacturing capacity of 574 megawatts per year. In addition, we plan to begin production in 2010 on the first line of our planned third solar cell manufacturing facility, or FAB3, which will be constructed in Malaysia. FAB3 will be constructed in two phases, with an aggregate manufacturing capacity of more than 500 megawatts per year after the completion of the first phase, and an expected aggregate manufacturing capacity of more than 1 gigawatt per year when the second phase is completed.

We manufacture our solar panels at our solar panel assembly facility located in the Philippines. Our solar panels are also manufactured for us by a third-party subcontractor in China. We currently operate seven solar panel manufacturing lines with a rated manufacturing capacity of 210 megawatts of solar panels per year.

Over the past 15 years, we have developed a core competency in processing thin silicon wafers. This proprietary semiconductor processing expertise involves specialized equipment and facilities that we believe allow us to process thin wafers while minimizing breakage and accurately controlling the effect of metallic contaminants and other non-desirable process conditions.

We source the balance of system components based on quality, performance and cost considerations using solar cells and solar panels supplied internally as well as from other third-party suppliers. We generally assemble proprietary components, such as cementitious coatings and certain adhesive applications, while we purchase generally available components from third-party suppliers. Certain of our products, such as our PowerGuard® and SunTile® products, are assembled at our or a third-party contractor’s assembly plant prior to shipment to the project location. Other products such as our SunPower® Tracker and SunPower® T-10 commercial roof tiles are field assembled with components shipped directly from suppliers. We currently have the capacity to produce up to an aggregate of twenty megawatts of our PowerGuard® and SunTile® products per year, depending on product mix, in our California assembly plant or third-party contractor’s assembly plant.

Supplier Relationships

Crystalline silicon is the leading commercial material for solar cells and is used in several forms, including single-crystalline, or monocrystalline silicon, multicrystalline, or polycrystalline silicon, ribbon and sheet silicon and thin-layer silicon. We believe our supplier relationships and various short- and long-term contracts will afford us the volume of material required to meet our planned output. For more information about risks related to our crystalline silicon, please see “Item 1A: Risk Factors” including “– Limited competition among suppliers has required us in some instances to enter into long-term, firm commitment supply agreements that could result in excess or insufficient inventory and place us at a competitive disadvantage.”

With respect to suppliers for our Components Segment, we purchase polysilicon, silicon ingots, inverters, solar panels and a balance of system components on both a contracted and a purchase order basis. We have contracted with some of our suppliers for multi-year supply agreements. Under such agreements, we have annual minimum purchase obligations and in certain cases prepayment obligations.

With respect to suppliers for our Systems Segment, we are able to utilize solar panels from various manufacturers depending on power, performance and cost requirements for our construction projects. We historically partnered, and intend to continue to partner, with solar cell and panel manufacturers that offer the most advanced solar panel technologies and the highest quality products.

Customers

Components Customers

We currently sell our solar power products to installers and resellers, including our global dealer network. We sell our products in North America, Europe, Asia and Australia, principally in regions where government incentives have accelerated solar power adoption. We currently work with a number of customers who have specific expertise and capabilities in a given market segment or geographic region. As we expand our manufacturing capacity, we anticipate developing additional customer relationships in other markets and geographic regions to continue to decrease our customer concentration and dependence.

    We have four components customers that each accounted for more than 10 percent of our total revenue in fiscal 2006, and less than 10 percent of our total revenue in both fiscal 2008 and 2007 as follows:

	Year Ended
	December 28, 2008	December 30, 2007	December 31, 2006
Significant components customers:
Conergy AG	*	*	25%
Solon AG	*	*	24%
PowerLight**	n.a.	n.a.	16%
General Electric Company***	*	*	10%

*	denotes less than 10% during the period
**	acquired by us on January 10, 2007
***	includes its subcontracting partner, Plexus Corporation

International sales comprise the majority of components revenue and represented approximately 67%, 64% and 68% of components revenue in fiscal 2008, 2007 and 2006, respectively. We anticipate that a significant amount of our total revenue will continue to be generated by sales to customers outside the United States. A significant portion of our sales are denominated in Euros and we have entered into foreign currency forward exchange and option contracts to protect against an unfavorable U.S. dollar versus the Euro exchange rate. For more information about risks related to currency fluctuations, please see “Item 1A: Risk Factors” including “– We have significant international activities and customers, and plan to continue these efforts, which subject us to additional business risks, including logistical complexity and political instability.” A table providing total revenue by geography for the last three fiscal years is found in Note 17 to Consolidated Financial Statements in "Item 8: Financial Statements and Supplementary Data."

Systems Customers

Our systems customers include commercial and governmental entities, investors, utilities, production home builders and home owners. We work with construction, system integration and financing companies to deliver our solar power systems to the end-users of electricity. In the United States, we often work with financing companies that purchase solar power systems from us, and then sell solar electricity generated from these systems under power purchase agreements to end-users. Under power purchase agreements, the end-users typically pay the financing companies over an extended period of time based on energy they consume from the solar power systems, rather than paying for the full capital cost of purchasing the solar power systems. Worldwide, more than 500 SunPower solar power systems are commissioned or in construction, rated in the aggregate at more than 400 megawatts of peak capacity. In addition, our new homes division and our dealer network have deployed thousands of SunPower rooftop solar systems to residential customers. We have solar power system projects completed or in the process of being completed in various countries, including Germany, Italy, Portugal, South Korea, Spain and the United States.

We have two systems customers that each accounted for more than 10 percent of our total revenue in each of fiscal 2008 and 2007 as follows:

	Year Ended
	December 28, 2008	December 30, 2007
Significant systems customers:
Naturener Group	18%	*
Sedwick Corporate, S.L.	11%	*
SolarPack	*	18%
MMA Renewable Ventures	*	16%

*	denotes less than 10% during the period

Domestic and international systems sales represented approximately 38% and 62%, respectively, of our systems revenue in fiscal 2008 and 51% and 49%, respectively, of our systems revenue in fiscal 2007. Installations in California and Spain accounted for 34% and 54%, respectively, of our systems revenue for fiscal 2008. Installations in California, Nevada and Spain accounted for 24%, 22% and 46%, respectively, of our systems revenue for fiscal 2007. In June and July 2008, we energized several large-scale solar power plants in Spain rated at over 40 megawatts in the aggregate. In December 2007, we completed the construction of an approximately 14 megawatt solar power plant at Nellis Air Force Base in Nevada that currently represents our largest installed solar power project in North America.

Marketing and Sales

We market and sell solar electric power technologies worldwide both through a direct sales force and resellers, including our global dealer network. We have direct sales personnel or representatives in Australia, Germany, Italy, Korea, Singapore, Spain, Switzerland and the United States. And during fiscal 2008, we tripled the size of our dealer network by adding more than 350 dealers worldwide. Approximately 69%, 85% and 73% of our total revenue for fiscal 2008, 2007 and 2006, respectively, were derived through our direct sales force and sales affiliates, with the remainder from resellers. We provide warranty coverage on systems we sell through our direct sales force, sales affiliates and resellers. To the extent we sell through resellers, we may provide system design and support services while the resellers are responsible for construction, maintenance and service.

Our marketing programs include conferences and technology seminars, sales training, public relations and advertising. Our marketing group is also responsible for driving many qualified leads to support our sales teams lead generation efforts, assessing the productivity of our lead pipeline, and measuring marketing-generated leads to closed sales. We support our customers through our field application engineering and customer support organizations. We have marketing staff in San Jose and Richmond, California, United States, as well as in Geneva, Switzerland. Please see Note 17 of Notes to our Consolidated Financial Statements for information regarding our revenue by geographic region.

Backlog

Components Segment:  Our solar cell, solar panel and inverter sales within the Components Segment are typically ordered by customers under standard purchase orders with relatively short delivery lead-times, generally within one to three months. We have entered into long-term supply agreements with certain customers that contain minimum firm purchase commitments. However, specific products that are to be delivered and the related delivery schedules under these long-term contracts are generally subject to revision by our customers.

Systems Segment:  Our systems revenue is primarily comprised of engineering, procurement and construction, or EPC, projects which are governed by customer contracts that require us to deliver functioning solar power systems. EPC projects are generally completed within 6 to 36 months from the date of the contract signing. In addition, our Systems Segment also derives revenue from sales of certain solar power products and services that are smaller in scope than an EPC project. Our Systems Segment backlog represents the uncompleted portion of contracted and financed projects. For example, we have more than one gigawatt of contingent customer orders, including our contract with PG&E to design and build a 250 megawatt solar power plant in California. However, this contract is contingent and is not yet a financed project, therefore, it is excluded from backlog as of December 28, 2008. Our contract with FPL to design and build two solar photovoltaic power plants totaling 35 megawatts in Florida is a financed project and is included in backlog as of December 28, 2008. Our EPC projects and contracts in our new homes group are often cancelable by our customers under certain situations. In addition, systems project revenue and related costs are often subject to delays or scope modifications based on change orders agreed to with our customers, or changes in the estimated construction costs to be incurred in completing the project.

Management believes that backlog at any particular date is not necessarily a meaningful indicator of future revenue for any particular period of time because our backlog excludes contracts signed and completed in the same quarter and contracts still subject to obtaining project financing. Backlog totaled approximately $1,144 million and $778 million as of December 28, 2008 and December 30, 2007, respectively. Approximately $450 million of our backlog at December 28, 2008 is currently planned to be recognized as revenue during fiscal 2009.

Competition

The market for solar electric power technologies is competitive and continually evolving. We expect to face increased competition, which may result in price reductions, reduced margins or loss of market share. Our solar power products compete with a large number of competitors in the solar power market, including, but not limited to, Evergreen Solar, Inc., First Solar, Inc., Q-Cells AG, Sanyo Corporation, Sharp Corporation and Suntech Power Holdings Co., Ltd. We may also face competition from some of our resellers, who may develop products internally that compete with our product and service offerings, or who may enter into strategic relationships with or acquire other existing solar power system providers. To the extent that government funding for research and development grants, customer tax rebates and other programs that promote the use of solar and other renewable forms of energy are limited, we compete for such funds, both directly and indirectly, with other renewable energy providers and customers.

In addition, universities, research institutions and other companies have brought to market alternative technologies such as thin films and concentrators, which compete with our technology in certain applications. Furthermore, the solar power market in general competes with conventional fossil fuels supplied by utilities and other sources of renewable energy such as wind, hydro, biomass, concentrated solar power and emerging distributed generation technologies such as micro-turbines, sterling engines and fuel cells. We believe solar power has certain advantages when compared to these other power generating technologies and offers a stable power price compared to utility network power, which typically increases as fossil fuel prices increase. In addition, solar power systems are deployed in many sizes and configurations and do not produce air, water and noise emissions. Most other distributed generation technologies create environmental impacts of some sort. The current high up-front cost of solar relative to utility network power, however, is the primary market barrier for on-grid applications.

In the large-scale on-grid solar power systems market, we face direct competition from a number of companies, including those that manufacture, distribute, or install solar power systems as well as construction companies that have expanded into the renewable sector. In addition, we will occasionally compete with distributed generation equipment suppliers.

We believe that the key competitive factors in the market for solar cells and solar panels include:

•	levelized cost of energy, or LCOE, an evaluation of the life-cycle energy costs and life-cycle energy production;

•	power efficiency and performance;

•	price;

•	aesthetic appearance of solar cells and panels;

•	strength of distribution relationships; and

•	timeliness of new product introductions.

The principal elements of competition in the solar systems market include technical expertise, experience, delivery capabilities, diversity of product offerings, financing structures, marketing and sales, price, product performance, quality, efficiency and reliability, and technical service and support. We believe that we compete favorably with respect to each of these factors, although we may be at a disadvantage in comparison to larger companies with broader product lines and greater technical service and support capabilities and financial resources. For more information about risks related to our competition, please see “Item 1A: Risk Factors” including “– If we fail to successfully develop and introduce new and enhanced products and services, we may not be able to compete effectively, and our ability to generate revenues will suffer.”

Intellectual Property

We rely on a combination of patent, copyright, trade secret, trademark and contractual protections to establish and protect our proprietary rights. “SunPower” is our registered trademark in countries throughout the world for use with solar cells, solar panels and mounting systems. We also hold registered trademarks for PowerLight®, PowerGuard®, PowerTracker® and SunTile® in certain countries. We are seeking and will continue to seek registration of the “SunPower” trademark and other trademarks in additional countries as we believe is appropriate. We require our customers to enter into confidentiality and nondisclosure agreements before we disclose any sensitive aspects of our solar cells, technology or business plans, and we typically enter into proprietary information agreements with employees and consultants.

Although we apply for patents to protect our technology, our revenue is not dependent on any particular patent we own. We currently own multiple patents and patent applications which cover aspects of the technology in the solar cells and mounting systems that we currently manufacture and market. Material patents that relate to our systems products and services primarily relate to our rooftop mounting products and ground-mounted tracking products. The remaining lifetimes of such patents range from one to twenty years. We intend to continue assessing appropriate opportunities for patent protection of those aspects of our technology, designs, and methodologies and processes that we believe provide significant competitive advantages to us, and for licensing opportunities of new technologies relevant to our business. We additionally rely on trade secret rights to protect our proprietary information and know-how. We employ proprietary processes and customized equipment in our manufacturing facilities.

For more information about risks related to our intellectual property, please see “Item 1A: Risk Factors” including “– We are dependent on our intellectual property, and we may face intellectual property infringement claims that could be time-consuming and costly to defend and could result in the loss of significant rights.” and “– We rely substantially upon trade secret laws and contractual restrictions to protect our proprietary rights, and, if these rights are not sufficiently protected, our ability to compete and generate revenue could suffer.” and “– We may not obtain sufficient patent protection on the technology embodied in the solar cells or solar system components we currently manufacture and market, which could harm our competitive position and increase our expenses.”

Public Policy Considerations

Different policy mechanisms have been used by governments to accelerate the adoption of solar power. Examples of customer-focused financial mechanisms include capital cost rebates, performance-based incentives, feed-in tariffs, tax credits and net metering. Capital cost rebates provide funds to customers based on the cost and size of a customer’s solar power system. Performance-based incentives provide funding to a customer based on the energy produced by their solar system. Feed-in tariffs pay customers for solar power system generation based on kilowatt-hours produced, at a rate generally guaranteed for a period of time. Tax credits reduce a customer’s taxes at the time the taxes are due. In the United States and other countries, net metering has often been used as a supplemental program in conjunction with other policy mechanisms. Under net metering, a customer can generate more energy than used, during which periods the electricity meter will spin backwards. During these periods, the customer “lends” electricity to the grid, retrieving an equal amount of power at a later time. Net metering encourages customers to size their systems to match their electricity consumption over a period of time, such as monthly or annually, rather than limiting solar generation to matching customers’ instantaneous electricity use.

In addition to the mechanisms described above, new market development mechanisms to encourage the use of renewable energy sources continue to emerge. For example, many states in the United States have adopted renewable portfolio standards which mandate that a certain portion of electricity delivered to customers come from a set of eligible renewable energy resources. In certain developing countries, governments are establishing initiatives to expand access to electricity, including initiatives to support off-grid rural electrification using solar power. For more information about risks related to public policies, please see “Item 1A: Risk Factors” including “– Existing regulations and policies and changes to these regulations and policies may present technical, regulatory and economic barriers to the purchase and use of solar power products, which may significantly reduce demand for our products and services.”

Environmental Regulations

We use, generate and discharge toxic, volatile or otherwise hazardous chemicals and wastes in our research and development, manufacturing and construction activities. We are subject to a variety of foreign, federal, state and local governmental laws and regulations related to the purchase, storage, use and disposal of hazardous materials.

We believe that we have all environmental permits necessary to conduct our business and expect to obtain all necessary environmental permits for FAB3 and future construction activities. We believe that we have properly handled our hazardous materials and wastes and have appropriately remediated any contamination at any of our premises. We are not aware of any pending or threatened environmental investigation, proceeding or action by foreign, federal, state or local agencies, or third-parties involving our current facilities. Any failure by us to control the use of, or to restrict adequately the discharge of, hazardous substances could subject us to substantial financial liabilities, operational interruptions and adverse publicity, any of which could materially and adversely affect our business, results of operations and financial condition.

Employees

As of December 28, 2008, we had approximately 5,400 employees worldwide, including approximately 540 employees located in the United States, 4,710 employees located in the Philippines and 150 employees located in other countries. Of these employees, approximately 4,460 were engaged in manufacturing, 150 employees in construction projects, 150 employees in research and development, 470 employees in sales and marketing and 170 employees in general and administrative. None of our employees are covered by a collective bargaining agreement. We have never experienced a work stoppage and we believe relations with our employees are good.

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

ITEM 1A: RISK FACTORS

Our operations and financial results are subject to various risks and uncertainties, including risks related to our supply chain, sales channels including availability of project financing, liquidity, operations, intellectual property, and our debt and equity securities. Although we believe that we have identified and discussed below the key risk factors affecting our business, there may be additional risks and uncertainties that are not presently known or that are not currently believed to be significant that may also adversely affect our business, financial condition, results of operations, cash flows, and trading price of our class A and class B common stock as well as our 1.25% debentures and 0.75% debentures.

Risks Related to Our Supply Chain

We will continue to be dependent on a limited number of third-party suppliers for certain raw materials and components for our products, which could prevent us from delivering our products to our customers within required timeframes, which could result in sales and installation delays, cancellations, liquidated damages and loss of market share.

We rely on a limited number of third-party suppliers for certain raw materials and components for our solar cells and power systems such as polysilicon and inverters. If we fail to develop or maintain our relationships with our limited suppliers, we may be unable to manufacture our products or our products may be available only at a higher cost or after a long delay, which could prevent us from delivering our products to our customers within required timeframes and we may experience order cancellation and loss of market share. To the extent the processes that our suppliers use to manufacture components are proprietary, we may be unable to obtain comparable components from alternative suppliers. In addition, the current economic environment and credit markets could limit our suppliers’ ability to raise capital if required to expand their production or satisfy their operating capital requirements. As a result, they could be unable to supply necessary raw materials, inventory and capital equipment to us which we would require to support our planned sales operations which would in turn negatively impact our sales volumes and cash flows. The failure of a supplier to supply raw materials or components in a timely manner, or to supply raw materials or components that meet our quality, quantity and cost requirements, could impair our ability to manufacture our products or increase their costs. If we cannot obtain substitute materials or components on a timely basis or on acceptable terms, we could be prevented from delivering our products to our customers within required timeframes, which could result in sales and installation delays, cancellations, liquidated damages and loss of market share, any of which could have a material adverse effect on our business and results of operations.

As polysilicon supply increases, the corresponding increase in the global supply of solar cells and panels may cause substantial downward pressure on the prices of such products, resulting in lower revenues and earnings.

The scarcity of polysilicon during the past few years has resulted in the underutilization of solar panel manufacturing capacity at many competitors or potential competitors, particularly in China. If additional polysilicon becomes available in the market over the next two years, solar panel production globally could increase. Decreases in polysilicon pricing and increases in solar panel production could each result in substantial downward pressure on the price of solar cells and panels, including SunPower products. Such price reductions could have a negative impact on our revenue and earnings, and materially adversely affect our business and financial condition.

Limited competition among suppliers has required us in some instances to enter into long-term, firm commitment supply agreements that could result in excess or insufficient inventory and place us at a competitive disadvantage.

Due to the industry-wide shortage of polysilicon experienced during the past few years, we have purchased polysilicon that we resell to third-party ingot and wafer manufacturers who deliver wafers to us that we then use in the manufacturing of our solar cells. Without sufficient polysilicon, some of those ingot and wafer manufacturers would not be able to produce the wafers on which we rely. To match our estimated customer demand forecasts and growth strategy for the next several years, we have entered into multiple long-term supply agreements. Some agreements provide for fixed or inflation-adjusted pricing, substantial prepayment obligations, and firm purchase commitments that require us to pay for the supply whether or not we accept delivery. If such agreements require us to purchase more polysilicon, ingots or wafers than required to meet our actual customer demand over time, the resulting excess inventory could materially and negatively impact our results of operations. In addition, if the prices under our long-term supply agreements result in our paying more for such supplies than the current market prices available to our competitors, we may also be placed at a competitive disadvantage, and our revenues could decline. However, if our agreements provide insufficient inventory to meet customer demand, or if our suppliers are unable or unwilling to provide us with the contracted quantities, we may purchase additional supply at available market prices which could be greater than expected and could materially and negatively impact our results of operations. Such market prices could also be greater than prices paid by our competitors, placing us at a competitive disadvantage and leading to a decline in our revenue. Further, we face significant specific counterparty risk under long-term supply agreements when dealing with suppliers without a long, stable production and financial history. In the event any such supplier experiences financial difficulties, it may be difficult or impossible, or may require substantial time and expense, for us to recover any or all of our prepayments. Any of the foregoing could materially harm our financial condition and results of operations.

If third-party manufacturers become unable or unwilling to sell their solar cells and panels to us as a direct competitor in some markets, our business and results of operations may be materially negatively affected.

We plan to purchase a portion of our total product mix from third-party manufacturers of solar cells and panels. Such products increase our inventory available for sale to systems customers in some markets. However, such manufacturers may be our direct competitors. If they are unable or unwilling to sell to us, we may not have sufficient products available to sell to systems customers and satisfy our sales commitments, thereby materially and negatively affecting our business and results of operations.

Risks Related to Our Sales Channels

The execution of our growth strategy is dependent upon the continued availability of third-party financing arrangements for our customers, and is affected by general economic conditions.

The general economy and limited availability of credit and liquidity could materially and adversely affect our business and results of operations. Many purchasers of our systems projects have entered into third-party arrangements to finance their systems over an extended period of time while many end-customers have chosen to purchase solar electricity under a power purchase agreement, or PPA, with a financing company that purchases the system from us or our authorized dealers. In addition, under our power purchase business model, we often execute PPAs directly with the end-user customer purchasing solar electricity, with the expectation that we will later assign the PPA to a financier. Under such arrangements, the financier separately contracts with us to build and acquire the solar system, and then sells the electricity to the end-user customer under the assigned PPA. When executing PPAs with the end-user customers, we seek to mitigate the risk that a financier will not be available for the project by allowing termination of the PPA in such event without penalty. However, we may not always be successful in negotiating for penalty-free termination rights for failure to secure financing, and certain end-user customers have required substantial financial penalties in exchange for such rights. These structured finance arrangements are complex and may not be feasible in many situations.

Due to the general reduction in available credit to would-be borrowers and the poor state of economies worldwide, customers may be unable or unwilling to finance the cost of our products, or the parties that have historically provided this financing may cease to do so, or only do so on terms that are substantially less favorable for us or our customers, any of which could materially and adversely affect our revenue and growth in all segments of our business. If economic recovery is slow in the United States or elsewhere, we may experience decreases in the demand for our solar power products, which may harm our operating results. In addition, a rise in interest rates would likely increase our customers’ cost of financing our products and could reduce their profits and expected returns on investment in our products. Similarly, the general reduction in available credit to would-be borrowers, the poor state of economies worldwide, and the condition of housing markets worldwide, could delay or reduce our sales of products to new homebuilders and authorized resellers. Collecting payment from customers facing liquidity challenges may also be difficult.

The reduction, modification or elimination of government and economic incentives could cause our revenue to decline and harm our financial results.

The market for on-grid applications, where solar power is used to supplement a customer’s electricity purchased from the utility network or sold to a utility under tariff, depends in large part on the availability and size of government mandates and economic incentives because, at present, the cost of solar power exceeds retail electric rates in many locations. Such incentives vary by geographic market. Various government bodies in many countries, most notably Spain, the United States, Germany, Italy, South Korea, Canada, Japan, Portugal, Greece, France and Australia, have provided incentives in the form of feed-in tariffs, rebates, tax credits, renewable portfolio standards, and other incentives and mandates to end-users, distributors, system integrators and manufacturers of solar power products to promote the use of solar energy in on-grid applications and to reduce dependency on other forms of energy. Some of these government mandates and economic incentives are scheduled to be reduced or to expire, or could be eliminated altogether. Because our sales are into the on-grid market, the reduction, modification or elimination of government mandates and economic incentives in one or more of our customer markets would materially and adversely affect the growth of such markets or result in increased price competition, either of which could cause our revenue to decline and harm our financial results.

Existing regulations and policies and changes to these regulations and policies may present technical, regulatory and economic barriers to the purchase and use of solar power products, which may significantly reduce demand for our products and services.

The market for electricity generation products is heavily influenced by federal, state and local government regulations and policies concerning the electric utility industry in the U.S. and abroad, as well as policies promulgated by electric utilities. These regulations and policies often relate to electricity pricing and technical interconnection of customer-owned electricity generation, and could deter further investment in the research and development of alternative energy sources as well as customer purchases of solar power technology, which could result in a significant reduction in the potential demand for our solar power products. We anticipate that our solar power products and their installation will continue to be subject to oversight and regulation in accordance with federal, state and local regulations relating to construction, safety, environmental protection, utility interconnection and metering, and related matters. It is difficult to track the requirements of individual states and design equipment to comply with the varying standards. Any new regulations or policies pertaining to our solar power products may result in significant additional expenses to us, our resellers and resellers’ customers, which could cause a significant reduction in demand for our solar power products.

We may incur unexpected warranty and product liability claims that could materially and adversely affect our financial condition and results of operations.

In our Components Segment, our current standard product warranty for our solar panels includes a 10-year warranty period for defects in materials and workmanship and a 20-year warranty period for declines in power performance as well as a one-year warranty on the functionality of our solar cells. We believe our warranty periods are consistent with industry practice. Due to the long warranty period, we bear the risk of extensive warranty claims long after we have shipped product and recognized revenue. Although we conduct accelerated testing of our solar cells and have several years of experience with our all-back-contact cell architecture, our solar panels have not and cannot be tested in an environment simulating the 20-year warranty period and it is difficult to test for all conditions that may occur in the field. We have sold solar cells since late 2004.

In our Systems Segment, our current standard warranty for our solar power systems differs by geography and end-customer application and includes either a 1-, 2- or 5-year comprehensive parts and workmanship warranty, after which the customer may typically extend the period covered by its warranty for an additional fee. While we generally pass through manufacturer warranties we receive from our suppliers to our customers, we are responsible for repairing or replacing any defective parts during our warranty period, often including those covered by manufacturers’ warranties. If the manufacturer disputes or otherwise fails to honor its warranty obligations, we may be required to incur substantial costs before we are compensated, if at all, by the manufacturer. Furthermore, our warranties may exceed the period of any warranties from our suppliers covering components, such as inverters, included in our systems. Due to the long warranty period, we bear the risk of extensive warranty claims long after we have completed a project and recognized revenues.

Any increase in the defect rate of our products would cause us to increase the amount of warranty reserves and have a corresponding negative impact on our results of operations. Further, potential future product failures could cause us to incur substantial expense to repair or replace defective products, and we have agreed to indemnify our customers and our distributors in some circumstances against liability from defects in our solar cells. A successful indemnification claim against us could require us to make significant damage payments. Repair and replacement costs, as well as successful indemnification claims, could materially and negatively impact our financial condition and results of operations.

Like other retailers, distributors and manufacturers of products that are used by customers, we face an inherent risk of exposure to product liability claims in the event that the use of the solar power products into which our solar cells and solar panels are incorporated results in injury. We may be subject to warranty and product liability claims in the event that our solar power systems fail to perform as expected or if a failure of our solar power systems results, or is alleged to result, in bodily injury, property damage or other damages. Since our solar power products are electricity producing devices, it is possible that our products could result in injury, whether by product malfunctions, defects, improper installation or other causes. In addition, since we only began selling our solar cells and solar panels in late 2004 and the products we are developing incorporate new technologies and use new installation methods, we cannot predict whether or not product liability claims will be brought against us in the future or the effect of any resulting negative publicity on our business. Moreover, we may not have adequate resources in the event of a successful claim against us. We have evaluated the potential risks we face and believe that we have appropriate levels of insurance for product liability claims. We rely on our general liability insurance to cover product liability claims and have not obtained separate product liability insurance. However, a successful warranty or product liability claim against us that is not covered by insurance or is in excess of our available insurance limits could require us to make significant payments of damages. In addition, quality issues can have various other ramifications, including delays in the recognition of revenue, loss of revenue, loss of future sales opportunities, increased costs associated with repairing or replacing products, and a negative impact on our goodwill and reputation, which could also adversely affect our business and operating results.

If we fail to successfully develop and introduce new and enhanced products and services, we may not be able to compete effectively, and our ability to generate revenues will suffer.

The solar power market is characterized by continually changing technology requiring improved features, such as increased efficiency and higher power output and improved aesthetics. Technologies developed by our direct competitors, including thin film solar panels, concentrating solar cells, solar thermal electric and other solar technologies, may provide power at lower costs than our products. We also face competition in some markets from other power generation sources, including conventional fossil fuels, wind, biomass, and hydro. Our failure to further refine our technology and develop and introduce new solar power products could cause our products to become uncompetitive or obsolete, which could reduce our market share and cause our sales to decline. This will require us to continuously develop new solar power products and enhancements for existing solar power products to keep pace with evolving industry standards, competitive pricing and changing customer requirements. As we introduce new or enhanced products or integrate new technology into our products, we will face risks relating to such transitions including, among other things, technical challenges, disruption in customers’ ordering patterns, insufficient supplies of new products to meet customers’ demand, possible product and technology defects arising from the integration of new technology and a potentially different sales and support environment relating to any new technology. Our failure to manage the transition to newer products or the integration of newer technology into our products could adversely affect our business’ operating results and financial condition.

 A limited number of customers are expected to continue to comprise a significant portion of our revenues and any decrease in revenue from these customers could have a significant adverse effect on us.

Even though we expect our customer base to increase and our revenue streams to diversify, a substantial portion of our net revenues could continue to depend on sales to a limited number of customers and the loss of sales to or inability to collect from these customers would have a significant negative impact on our business. Our agreements with these customers may be cancelled if we fail to meet certain product specifications or materially breach the agreement or in the event of bankruptcy, and our customers may seek to renegotiate the terms of current agreements or renewals. In addition, the failure by any significant customer to pay for orders, whether due to liquidity issues or otherwise, could materially and negatively affect our results of operations.

We generally do not have long-term agreements with our customers and accordingly could lose customers without warning, which could cause our operating results to fluctuate.

In our Components Segment, our solar cells and solar panel products are generally not sold pursuant to long-term agreements with customers, but instead are sold on a purchase order basis. In our Systems Segment, we typically contract to perform large projects with no assurance of repeat business from the same customers in the future. Although we believe that cancellations on our purchase orders to date have been insignificant, our customers may cancel or reschedule purchase orders with us on relatively short notice. Cancellations or rescheduling of customer orders could result in the delay or loss of anticipated sales without allowing us sufficient time to reduce, or delay the incurrence of, our corresponding inventory and operating expenses. In addition, changes in forecasts or the timing of orders from these or other customers expose us to the risks of inventory shortages or excess inventory. These circumstances, in addition to the completion and non-repetition of large systems projects, variations in average selling prices, changes in the relative mix of sales of components versus system products, and the fact that our supply agreements are generally long-term in nature and many of our other operating costs are fixed, in turn could cause our operating results to fluctuate and may result in a material adverse effect in our business.

Our Systems Segment could be adversely affected by seasonal trends and construction cycles.

Our Systems Segment is subject to significant industry-specific seasonal fluctuations. Its sales have historically reflected these seasonal trends with the largest percentage of total revenues being realized during the last two calendar quarters. Low seasonal demand normally results in reduced shipments and revenues in the first two calendar quarters. There are various reasons for this seasonality, mostly related to economic incentives and weather patterns. For example, in European countries with feed-in tariffs, the construction of solar power systems may be concentrated during the second half of the calendar year, largely due to the annual reduction of the applicable minimum feed-in tariff and the fact that the coldest winter months are January through March. In the United States, customers will sometimes make purchasing decisions towards the end of the year in order to take advantage of tax credits or for other budgetary reasons. In addition, sales in the new home development market are often tied to construction market demands which tend to follow national trends in construction, including declining sales during cold weather months.

 The competitive environment in which our systems business operates often requires us to undertake post-sale customer obligations, which could materially and adversely affect our financial condition and results of operations if our post-sale customer obligations are more costly than expected.

We are often required as a condition of financing or at the request of our end customer to undertake certain post-sale obligations such as:

•	System output performance guaranties;

•	System maintenance;

•	Liquidated damage payments or customer termination rights if the system we are constructing is not commissioned within specified timeframes or other construction milestones are not achieved;

•	Guaranties of certain minimum residual value of the system at specified future dates; and

•	System put-rights whereby we could be required to buy-back a customer’s system at fair value on specified future dates.

Such financing arrangements and post-sale obligations involve complex accounting analyses and judgments regarding the timing of revenue and expense recognition and in certain situations these factors may require us to defer revenue recognition until projects are completed, which could adversely affect revenue and profits in a particular period.

Risks Related to Our Liquidity

Due to the general economic environment and other factors, we may be unable to generate sufficient cash flows or obtain access to external financing necessary to fund our operations and make adequate capital investments as planned.

We anticipate that our expenses will increase substantially in the foreseeable future. To develop new products, support future growth, achieve operating efficiencies and maintain product quality, we must make significant capital investments in manufacturing technology, facilities and capital equipment, research and development, and product and process technology. We also anticipate increased costs as we expand our manufacturing operations, hire additional personnel, pay more or make advance payments for raw material, especially polysilicon, increase our sales and marketing efforts, invest in joint ventures and acquisitions, and continue our research and development efforts with respect to our products and manufacturing technologies. We expect total capital expenditures in the range of $350 million to $400 million in 2009 as we continue to increase our solar cell and solar panel manufacturing capacity. These expenditures could be greater if we decide to bring capacity on line more rapidly.

We believe that our current cash and cash equivalents, cash generated from operations, funds available under our facility agreement with the Malaysian government, and, if necessary, borrowings under our credit agreement with Wells Fargo Bank, N.A., or Wells Fargo, and/or potential availability of future sources of funding will be sufficient to fund our capital and operating expenditures over the next 12 months. The uncollateralized revolving credit line and uncollateralized letter of credit subfeature of the Wells Fargo credit agreement are scheduled to expire on July 3, 2009, and we are negotiating another amendment to further extend the expiration date. If we do not agree to amend the credit agreement to futher extend the deadline, all borrowings under the uncollateralized revolving credit line must be repaid by July 3, 2009, and all letters of credit issued under the uncollateralized letter of credit subfeature expire on or before July 3, 2009 unless we provide by such date collateral in the form of cash or cash equivalents in the aggregate amount available to be drawn under letters of credit outstanding at such time. Our cash flows from operations depend primarily on the volume of components sold and systems installed, average selling prices, per unit manufacturing costs and other operating costs.

However, if our financial results or operating plans change from our current assumptions, or if the holders of our outstanding convertible debentures elect to convert the debentures into cash or cash and shares of class A common stock, we may not have sufficient resources to support our business plan or pay cash in connection with the redemption of outstanding debentures. If our capital resources are insufficient to satisfy our liquidity requirements, we may seek to sell additional equity securities or debt securities or obtain other debt financing; although, the current economic environment could also limit our ability to raise capital by issuing new equity or debt securities on acceptable terms, and lenders may be unwilling to lend funds on acceptable terms that would be required to supplement cash flows to support operations. Further, following the spin-off of our shares by Cypress on September 29, 2008, our ability to issue equity for financing purposes is subject to limits as described in “Our agreements with Cypress require us to indemnify Cypress for certain tax liabilities. These indemnification obligations and related contractual restrictions may limit our ability to obtain additional financing, participate in future acquisitions or pursue other business initiatives.” We may also seek to sell assets, reduce or delay capital investments, or refinance or restructure our debt.

There can be no assurance that we will be able to generate sufficient cash flows, find other sources of capital or access capital markets to fund our operations and projects, make adequate capital investments to remain competitive in terms of technology development and cost efficiency. If adequate funds and alternative resources are not available on acceptable terms, our ability to fund our operations, develop and expand our manufacturing operations and distribution network, maintain our research and development efforts or otherwise respond to competitive pressures would be significantly impaired. Our inability to do the foregoing could have a material adverse effect on our business and results of operations.

 If the recent credit market conditions continue or worsen, they could have a material adverse impact on our investment portfolio.

Recent U.S. sub-prime mortgage defaults have had a significant impact across various sectors of the financial markets, causing global credit and liquidity issues. During fiscal 2008, the net asset value of the Reserve Primary Fund and the Reserve International Liquidity Fund fell below $1.00. We had $8.2 million invested in the Reserve Funds on December 28, 2008, and we have estimated our loss to be approximately $1.0 million based on an evaluation of the fair value of the securities held by the Reserve Funds and the net asset value that was last published by the Reserve Funds before the funds suspended redemptions.

While we expect to receive substantially all of our current holdings in the Reserve Funds within the next nine months, it is possible we may encounter difficulties in receiving distributions given the current credit market conditions. If market conditions were to deteriorate even further such that the current fair value were not achievable, we could realize additional losses in our holdings with the Reserve Funds and distributions could be further delayed. There can be no assurance that our other investments, particularly in this unfavorable market and economic environment, will not face similar risks of loss.

Additionally, beginning in February 2008, the auction rate securities market experienced a significant increase in the number of failed auctions, resulting from a lack of liquidity, which occurs when sell orders exceed buy orders, and does not necessarily signify a default by the issuer. Of the $26.1 million invested in auction rate securities on December 28, 2008, we have estimated the loss to be approximately $2.5 million and we recorded an impairment charge of $2.5 million in “Other, net” in our

Consolidated Statements of Operations thereby establishing a new cost basis of $23.6 million for the auction rate securities. All five auction rate securities invested in at December 28, 2008 have failed to clear at auctions. For failed auctions, we continue to earn interest on these investments at the maximum contractual rate as the issuer is obligated under contractual terms to pay penalty rates should auctions fail. Even if we need to access these funds, we will not be able to do so until a future auction is successful, the issuer redeems the securities, a buyer is found outside of the auction process, or the securities mature. If these auction rate securities are unable to successfully clear at future auctions or issuers do not redeem the securities, we may be required to further adjust the carrying value of the securities and record an impairment charge which could materially adversely impact our results of operations and financial condition.

If our investment portfolio decreases in value or if we are unable to access funds held as auction rate securities, we may have insufficient liquidity to fund our planned operations and capital requirements, which may materially and negatively affect our financial condition and results of operations.

Our current tax holidays in the Philippines will expire within the next several years.

We currently benefit from income tax holiday incentives in the Philippines in accordance with our subsidiary’s registration with the Philippine Economic Zone Authority, which provide that we pay no income tax in the Philippines. Our current income tax holidays expire within the next several years beginning in 2010, and we intend to apply for extensions and renewals upon expiration. However, these tax holidays may or may not be extended. We believe that as our Philippine tax holidays expire, (a) gross income attributable to activities covered by our Philippine Economic Zone Authority registrations will be taxed at a 5% preferential rate, and (b) our Philippine net income attributable to all other activities will be taxed at the statutory Philippine corporate income tax rate, currently 32%. An increase in our tax liability could materially and negatively affect our financial condition and results of operations.

Because we self-insure for certain indemnities we have made to our officers and directors, potential claims could materially and negatively impact our financial condition and results of operations.

Our certificate of incorporation, by-laws and indemnification agreements require us to indemnify our officers and directors for certain liabilities that may arise in the course of their service to us. We primarily self-insure with respect to potential indemnifiable claims. Although we have insured our officers and directors against certain potential third-party claims for which we are legally or financially unable to indemnify them, we intend to primarily self-insure with respect to potential third-party claims which give rise to direct liability to such third-party or an indemnification duty on our part. If we were required to pay a significant amount on account of these liabilities for which we self-insure, our business, financial condition and results of operations could be materially harmed.

Our substantial indebtedness and other contractual commitments could adversely affect our business, financial condition and results of operations, as well as our ability to meet any of our payment obligations under the debentures and our other debt.

We currently have a significant amount of debt and debt service requirements that could have material consequences on our future operations, including:

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

Any of the above-listed factors could have an adverse effect on our business, financial condition and results of operations and our ability to meet our payment obligations under the debentures and our other debt. In addition, we also have significant contractual commitments for the purchase of polysilicon, some of which involve prepayments, and we may enter into additional, similar long-term supply agreements in the future. Further, if the holders of our outstanding debentures convert their debentures, the principal amount must be settled in cash and to the extent that the conversion obligation exceeds the principal amount of any debentures converted, we must satisfy the remaining conversion obligation of the 1.25% debentures in shares of our class A common stock, and we maintain the right to satisfy the remaining conversion obligation of the 0.75% debentures in shares of our class A common stock or cash. During the fourth quarter of fiscal 2008, holders of $1.4 million in aggregate principal amount of the 1.25% debentures converted their debentures. Future conversions could materially and adversely affect our liquidity and our ability to meet our payment obligations under our debt.

Our credit agreements contain covenant restrictions that may limit our ability to operate our business.

We may be unable to respond to changes in business and economic conditions, engage in transactions that might otherwise be beneficial to us, and obtain additional financing, if needed because our credit agreement with Wells Fargo and facility agreement with the Government of Malaysia contain, and any of our other future debt agreements may contain, covenant restrictions that limit our ability to, among other things:

•  incur additional debt, assume obligations in connection with letters of credit, or issue guarantees;

•  create liens;

•  make certain investments or acquisitions;

•  enter into transactions with our affiliates;

•  sell certain assets;

•  redeem capital stock or make other restricted payments;

•  declare or pay dividends or make other distributions to stockholders; and

•  merge or consolidate with any person.

Our ability to comply with these covenants is dependent on our future performance, which will be subject to many factors, some of which are beyond our control, including prevailing economic conditions. In addition, our failure to comply with these covenants could result in a default under the debentures and our other debt, which could permit the holders to accelerate such debt. If any of our debt is accelerated, we may not have sufficient funds available to repay such debt, which could materially and negatively affect our financial condition and results of operation.

Risks Related to Our Operations

We may not be able to increase or sustain our recent growth rate, and we may not be able to manage our future growth effectively.

We may not be able to continue to expand our business or manage future growth. We plan to significantly increase our production capacity between 2009 and 2010, which will require successful execution of

•
expanding our existing manufacturing facilities and developing new manufacturing facilities, which would increase our fixed costs and, if such facilities are underutilized, would negatively impact our results of operations;

•	ensuring delivery of adequate polysilicon and ingots;

•	developing more efficient wafer-slicing methods;

•	enhancing our customer resource management and manufacturing management systems;

•
implementing and improving additional and existing administrative, financial and operations systems, procedures and controls, including the need to update and integrate our financial internal control systems in SP Systems and in our Philippines facility with those of our San Jose, California headquarters;

•	hiring additional employees;

•	expanding and upgrading our technological capabilities;

•	manage multiple relationships with our customers, suppliers and other third-parties;

•	maintaining adequate liquidity and financial resources; and

•	continuing to increase our revenues from operations.

Our recent expansion has placed, and our planned expansion and any other future expansion will continue to place, a significant strain on our management, personnel, systems and resources. Expanding our manufacturing facilities or developing facilities may be delayed by difficulties such as unavailability of equipment or supplies or equipment malfunction. Ensuring delivery of adequate polysilicon and ingots is subject to many market risks including scarcity, significant price fluctuations and competition. Maintaining adequate liquidity is dependent upon a variety of factors including continued revenues from operations and compliance with our indentures and credit agreements. In addition, following the spin-off of our shares by Cypress on September 29, 2008, our ability to issue equity for financing purposes will be restricted by our tax sharing agreement with Cypress. If we are unsuccessful in any of these areas, we may not be able to achieve our growth strategy and increase production capacity as planned during the foreseeable future. If we are unable to manage our growth effectively, we may not be able to take advantage of market opportunities, develop new solar cells and other products, satisfy customer requirements, execute our business plan or respond to competitive pressures.

We have significant international activities and customers, and plan to continue these efforts, which subject us to additional business risks, including logistical complexity and political instability.

In fiscal 2008, 2007 and 2006, a substantial portion of our sales was made to customers outside of the United States, and a substantial portion of our supply agreements is with supply and equipment vendors located outside of the United States. Historically, we have had significant sales in Austria, Germany, Italy, Spain and South Korea. Currently our solar cell production lines are located at our manufacturing facilities in the Philippines, and we plan to construct another manufacturing facility in Malaysia. In addition, a majority of our assembly functions have historically been conducted by a third-party subcontractor in China. Risks we face in conducting business internationally include:

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

•
relatively uncertain legal systems, including potentially limited protection for intellectual property rights, and laws, regulations and policies which impose additional restrictions on the ability of foreign companies to conduct business in certain countries or otherwise place them at a competitive disadvantage in relation to domestic companies;

•	inadequate local infrastructure and developing telecommunications infrastructures;

•	financial risks, such as longer sales and payment cycles and greater difficulty collecting accounts receivable;

•	currency fluctuations and government-fixed foreign exchange rates and the effects of currency hedging activity or inability to hedge currency fluctuations; and

•	political and economic instability, including wars, acts of terrorism, political unrest, boycotts, curtailments of trade and other business restrictions.

If we are unable to successfully manage any such risks, any one or more could materially and negatively affect our business, financial condition and results of operations.

Our operating results will be subject to fluctuations and are inherently unpredictable.

To maintain our profitability, we will need to generate and sustain higher revenue while maintaining reasonable cost and expense levels. We do not know if our revenue will grow, or if it will grow sufficiently to outpace our expenses, which we expect to increase as we expand our manufacturing capacity. We may not be able to sustain or increase profitability on a quarterly or an annual basis. Our quarterly revenue and operating results will be difficult to predict and have in the past fluctuated from quarter to quarter. In particular, our Systems Segment is difficult to forecast and is susceptible to large fluctuations in financial results. The amount, timing and mix of sales of our Systems Segment, often for a single medium or large-scale project, may cause large fluctuations in our revenue and other financial results. Further, our revenue mix of high margin material sales versus lower margin projects in the Systems Segment can fluctuate dramatically quarter to quarter, which may adversely affect our revenue and financial results in any given period. Finally, our ability to meet project completion schedules for an individual project and the corresponding revenue impact under the percentage-of-completion method of recognizing revenue, may similarly cause large fluctuations in our revenue and other financial results. This may cause us to miss any future guidance announced by us.

We base our planned operating expenses in part on our expectations of future revenue, and a significant portion of our expenses will be fixed in the short-term. If revenue for a particular quarter is lower than we expect, we likely will be unable to proportionately reduce our operating expenses for that quarter, which would harm our operating results for that quarter. This may cause us to miss any guidance announced by us.

If we experience interruptions in the operation of our solar cell production lines or are unable to add additional production lines, it would likely result in lower revenue and earnings than anticipated.

We currently have twelve solar cell manufacturing lines in production which are located at our manufacturing facilities in the Philippines. If our current or future production lines were to experience any problems or downtime, we would be unable to meet our production targets and our business would suffer. If any piece of equipment were to break down or experience downtime, it could cause our production lines to go down. We have started operations in our second solar cell manufacturing facility nearby our existing facility in the Philippines and we plan to construct another manufacturing facility in Malaysia. This expansion has required and will continue to require significant management attention, a significant investment of capital and substantial engineering expenditures and is subject to significant risks including:

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

Historically, we have relied on Jiawei SolarChina Co., Ltd., a third-party subcontractor in China, to assemble a significant portion of our solar cells into solar panels and perform panel testing and to manage packaging, warehousing and shipping of our solar panels. We do not have a long-term agreement with Jiawei and we typically obtain its services based on short-term purchase orders that are generally aligned with timing specified by our customers’ purchase orders and our sales forecasts. As a result of outsourcing a significant portion of this final step in our production, we face several significant risks, including limited control over assembly and testing capacity, delivery schedules, quality assurance, manufacturing yields and production costs. If the operations of Jiawei were disrupted or its financial stability impaired, or if it were unable or unwilling to devote capacity to our solar panels in a timely manner, our business would suffer as we may be unable to produce finished solar panels on a timely basis. We also risk customer delays resulting from an inability to move module production to an alternate provider, and it may not be possible to obtain sufficient capacity or comparable production costs at another facility in a timely manner. In addition, migrating our design methodology to a new third-party subcontractor or to a captive panel assembly facility could involve increased costs, resources and development time, and utilizing additional third-party subcontractors could expose us to further risk of losing control over our intellectual property and the quality of our solar panels. Further, we supply inventory to Jiawei and bear the risk of loss, theft or damage to our inventory while it is held in its facilities. Any reduction in the supply of solar panels could impair our revenue by significantly delaying our ability to ship products and potentially damage our relationships with new and existing customers.

We established a captive solar panel assembly facility, and, if this panel manufacturing facility is unable to produce high quality solar panels at commercially reasonable costs, our revenue growth and gross margin could be adversely affected.

We currently run seven solar panel assembly lines in the Philippines. This factory commenced commercial production during the fourth quarter of 2006. Much of the manufacturing equipment and technology in this factory is new and ramping to achieve their full rated capacity. In the event that this factory is unable to ramp production with commercially reasonable yields and competitive production costs, our anticipated revenue growth and gross margin will be adversely affected.

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

Furthermore, investors often require that the solar power system generate specified levels of electricity in order to maintain their investment returns, allocating substantial risk and financial penalties to us if those levels are not achieved, up to and including the return of the entire project sale price. Also, our customers often require protections in the form of conditional payments, payment retentions or holdbacks, and similar arrangements that condition its future payments on performance. Delays in solar panel or other supply shipments, other construction delays, unexpected performance problems in electricity generation or other events could cause us to fail to meet these performance criteria, resulting in unanticipated and severe revenue and earnings losses and financial penalties. Construction delays are often caused by inclement weather, failure to timely receive necessary approvals and permits, or delays in obtaining necessary solar panels, inverters or other materials. Additionally, we sometimes purchase land in connection with project development and assume the risk of project completion. All such risks could have a material adverse effect on our business and results of operations.

We may be unable to achieve our goal of reducing the cost of installed solar systems by 50 percent by 2012, which may negatively impact our ability to sell our products in a competitive environment, resulting in lower revenues, gross margins and earnings.

To reduce the cost of installed solar systems by 50 percent by 2012, as compared against the cost in 2006, we will have to achieve cost savings across the entire value chain from designing to manufacturing to distributing to selling and ultimately to installing solar systems. We have identified specific areas of potential savings and are pursuing targeted goals. However, such cost savings are dependent upon decreasing silicon prices and lowering manufacturing costs. In addition, we continue to explore cost effective methods of installing solar systems. If we are unsuccessful in our efforts to reduce the cost of installed solar systems by 50 percent by 2012, our revenues, gross margins and earnings may be negatively impacted in the competitive environment. Such risks would be exacerbated if governmental and fiscal incentives are reduced, or if these lower prices have been assumed in connection with our sales commitments and we are then unable to realize the expected reduction in cost of revenues, or if an increase in the global supply of solar cells and solar panels causes substantial downward pressure on prices of our products.

Acquisitions of other companies or investments in joint ventures with other companies could materially and adversely affect our financial condition and results of operations, and dilute our stockholders’ equity.

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

Additionally, we may decide that it is in our best interests to enter into acquisitions or joint ventures that are dilutive to earnings per share or that negatively impact margins as a whole. Acquisitions or joint ventures could also require investment of significant financial resources and require us to obtain additional equity financing, which may dilute our stockholders’ equity, or require us to incur additional indebtedness. Further, following the spin-off of our shares by Cypress on September 29, 2008, our ability to issue equity, including to acquire companies or assets, is subject to limits as described in “Our agreements with Cypress require us to indemnify Cypress for certain tax liabilities. These indemnification obligations and related contractual restrictions may limit our ability to obtain additional financing, participate in future acquisitions or pursue other business initiatives.” To the extent these limits prevent us from pursuing acquisitions or investments that we would otherwise pursue, our growth and strategy could be impaired.

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

We have entered into a tax sharing agreement with Cypress, under which we and Cypress agree to indemnify one another for certain taxes and similar obligations that the other party could incur under certain circumstances. In general, we will be responsible for taxes relating to our business. As of September 29, 2008, Cypress distributed the shares of SunPower to its shareholders, so we are no longer eligible to file any state combined returns. To the extent that we become entitled to certain tax benefits on our separate tax returns existing as of such date, we will distribute the amount of such benefits to Cypress. We will distribute these amounts to Cypress in cash or in our shares, at Cypress’s option. As of December 28, 2008, potential future payments to Cypress, which would be made over a period of several years, aggregate approximately $18.7 million. The majority of the deductions giving rise to these potential tax benefit payments were created by employee stock transactions. Because there is uncertainty as to our ability to use these deductions, the portion created by employee stock transactions are not reflected on our Consolidated Balance Sheets. If these deductions were reflected on the Consolidated Balance Sheets, they could be accounted for as an increase to deferred tax assets and stockholders’ equity.

Cypress has obtained a ruling from the Internal Revenue Service, or IRS, that the distribution by Cypress of our class B common stock to Cypress stockholders qualified as a tax-free distribution under Section 355 of the Internal Revenue Code, or Code. Despite that ruling, the distribution may nonetheless be taxable to Cypress if 50% or more of our voting power or economic value is acquired as part of a plan or series of related transactions that includes the distribution of our stock. The tax sharing agreement requires us to indemnify Cypress for any liability incurred as a result of issuances or dispositions of our stock after the distribution, other than liability attributable solely to certain dispositions of our stock by Cypress, that cause Cypress’s distribution of our stock to be taxable to Cypress. Under current law, for up to two years after the distribution (or possibly longer if we are acting pursuant to a preexisting plan), our obligation to indemnify Cypress will be triggered if we issue stock or otherwise participate in one or more financing or acquisition transactions in which 50% or more of our voting power or economic value is acquired as part of a plan or series of related transactions that includes the distribution.

In connection with Cypress’ spin-off of its shares of our class B common stock, on August 12, 2008, we and Cypress entered into an Amendment No. 1 to the Tax Sharing Agreement, or the Amended Tax Sharing Agreement, to address certain transactions that may affect the tax treatment of the spin-off and certain other matters.

Under the Amended Tax Sharing Agreement, we are required to provide notice to Cypress of certain transactions that could give rise to our indemnification obligation described above. Such transactions include a conversion of any or all of our class B common stock to class A common stock or any similar recapitalization transaction or series of related transactions (a “Recapitalization”). We are not required to indemnify Cypress for any taxes which would result solely from (A) issuances and dispositions of our stock prior to the spin-off and (B) any acquisition of our stock by Cypress after the spin-off.

Under the Amended Tax Sharing Agreement, we also agreed that, for a period of 25 months following the spin-off, we will not (i) effect a Recapitalization or (ii) enter into or facilitate any other transaction resulting in an acquisition of our stock without first obtaining the written consent of Cypress; if such transaction (either alone or when taken together with one or more other transactions entered into or facilitated by us consummated after August 4, 2008 and during the 25-month period following the spin-off) would involve the acquisition of more than 25% of our outstanding shares of common stock. However, we need not obtain Cypress’s consent for (A) certain qualifying acquisitions of our stock issued in connection with the performance of services, (B) any acquisition of our stock for which we furnish to Cypress prior to such acquisition an opinion of counsel and supporting documentation, in form and substance reasonably satisfactory to Cypress (a “Tax Opinion”), that such acquisition will qualify for certain “safe harbors” specified in Treasury Regulations or (C) the adoption by us of a standard stockholder rights plan. We further agreed that we will not (i) effect a Recapitalization during the 36 month period following the spin-off without first obtaining a Tax Opinion to the effect that such Recapitalization (either alone or when taken together with any other transaction or transactions) will not cause the spin-off to become taxable, or (ii) seek any private ruling, including any supplemental private ruling, from the IRS with regard to the spin-off, or any transaction having any bearing on the tax treatment of the spin-off, without the prior written consent of Cypress.

Our ability to use our equity to obtain additional financing or to engage in acquisition transactions for a period of time after the tax-free distribution of our shares by Cypress will be restricted if we can only sell or issue a limited amount of our stock before triggering our obligation to indemnify Cypress for taxes relating to the distribution of our stock. Cypress made a complete distribution of its shares of our class B common stock on September 29, 2008 when our total outstanding capital stock was 85.8 million shares. Thus, in order to avoid causing an indemnification obligation to Cypress, we could not, for up two years (or possibly longer) after the date of the distribution, issue 85.8 million or more shares of our class A common stock or participate in one or more transactions (excluding the distribution itself) in which 42 million or more shares of our then-existing class A common stock were acquired, if any such transaction(s) are in connection with a plan or series of related transactions that includes the distribution. If we were to participate in such a transaction, and thereby triggered tax to Cypress on the distribution, then assuming that Cypress distributed 42 million shares, Cypress’s top marginal income tax rate was 40% for federal and state income tax purposes, the fair market value of our class B common stock was $35.00 per share, and Cypress’s tax basis in such stock was $5.00 per share on the date of the distribution, our liability under our indemnification obligation to Cypress would be approximately $504.0 million.

Our headquarters and manufacturing facilities, as well as the facilities of certain of our key subcontractors, are located in regions that are subject to earthquakes and other natural disasters.

Our headquarters and research and development operations are located in California, our manufacturing facilities are located in the Philippines, and the facilities of our subcontractor for assembly and test of solar panels are located in China. Since we do not have redundant facilities, any significant earthquake, tsunami or other natural disaster in these countries could materially disrupt our production capabilities and could result in our experiencing a significant delay in delivery, or substantial shortage, of our solar cells.

We could unexpectedly be adversely affected by violations of the U.S. Foreign Corrupt Practices Act and similar worldwide anti-bribery laws.

The U.S. Foreign Corrupt Practices Act, or FCPA, and similar anti-bribery laws in other jurisdictions generally prohibit companies and their intermediaries from making improper payments to non-U.S. officials for the purpose of obtaining or retaining business. Our policies mandate compliance with these anti-bribery laws. We operate in many parts of the world that have experienced governmental corruption to some degree and, in certain circumstances, strict compliance with anti-bribery laws may conflict with local customs and practices. We train our key staff concerning FCPA issues, and we also inform many of our partners, subcontractors, agents and others who work for us or on our behalf that they must comply with FCPA requirements. There can be no assurance that our internal controls and procedures will always protect us from the reckless or criminal acts committed by our employees, subcontractors or agents. If we are found to be liable for FCPA violations (either due to our own acts or our inadvertence, or due to the acts or inadvertence of others), we could suffer from criminal or civil penalties or other sanctions which could have a material adverse effect on our business.

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

We rely heavily on the services of our key executive officers and the loss of services of any principal member of our management team could adversely impact our operations. In addition, we anticipate that we will need to hire a significant number of highly skilled technical, manufacturing, sales, marketing, administrative and accounting personnel. The competition for qualified personnel is intense in our industry. We may not be successful in attracting and retaining sufficient numbers of qualified personnel to support our anticipated growth. However, we cannot guarantee that any employee will remain employed with us for any definite period of time since all of our employees, including our key executive officers, serve at-will and may terminate their employment at any time for any reason.

Risks Related to Our Intellectual Property

Loss of government programs that partially fund our research and development programs would increase our research and development expenses.

We selectively pursue contract research, product development and market development programs funded by various agencies of the federal and state governments to complement and enhance our own resources. Funding from government grants is generally recorded as an offset to our research and development expense. These government agencies may not continue their commitment to programs relevant to our development projects. Moreover, we may not be able to compete successfully to obtain funding through these or other programs, and generally government agencies may unilaterally terminate or modify such agreements. A reduction or discontinuance of these programs, or of our participation in these programs, would increase our research and development expenses, which could materially and adversely affect our results of operations and could impair our ability to develop competitive solar power products and services.

Our reliance on government programs to partially fund our research and development programs could impair our ability to commercialize our solar power products and services.

Government funding of some of our research and development efforts imposes certain restrictions on our ability to commercialize results and may grant commercialization rights to the government. In some funding awards, the government is entitled to intellectual property rights arising from the related research. Such rights could include a nonexclusive, nontransferable, irrevocable, paid-up license to practice or have practiced each subject invention developed under an award throughout the world by or on behalf of the government, or the right to require us to grant a license to the developed technology or products to a third-party or, if we refuse, the government may grant the license itself, if the government determines that action is necessary because we fail to achieve practical application of the technology, or because action is necessary to alleviate health or safety needs, to meet requirements of federal regulations, or to give the United States industry preference. Accepting government funding can also require that manufacturing of products developed with federal funding be conducted in the United States.

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

To protect our intellectual property rights and to maintain our competitive advantage, we have, and may continue to, file suits against parties who we believe infringe our intellectual property. Intellectual property litigation is expensive and time consuming and could divert management’s attention from our business and could have a material adverse effect on our business, operating results or financial condition, and our enforcement efforts may not be successful. In addition, the validity of our patents may be challenged in such litigation. Our participation in intellectual property enforcement actions may negatively impact our financial results.

We may not be able to prevent others from using the term SunPower or similar terms in connection with their solar power products which could adversely affect the market recognition of our name and our revenue.

“SunPower” is our registered trademark in certain countries, including the U.S., for use with solar cells and solar panels. We are seeking similar registration of the “SunPower” trademark in other countries but we may not be successful in some of these jurisdictions. We hold registered trademarks for SunPower®, PowerLight®, PowerGuard®, PowerTracker® and SunTile®, in certain countries, including the U.S. We have not registered, and may not be able to register, these trademarks in other key countries. In the foreign jurisdictions where we are unable to obtain or have not tried to obtain registrations, others may be able to sell their products using trademarks compromising or incorporating “SunPower,” or our other chosen brands, which could lead to customer confusion. In addition, if there are jurisdictions where another proprietor has already established trademark rights in marks containing “SunPower,” or our other chosen brands, we may face trademark disputes and may have to market our products with other trademarks, which may undermine our marketing efforts. We may encounter trademark disputes with companies using marks which are confusingly similar to the SunPower mark, or our other marks, which if not resolved favorably could cause our branding efforts to suffer. In addition, we may have difficulty in establishing strong brand recognition with consumers if others use similar marks for similar products.

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

We seek to protect our proprietary manufacturing processes, documentation and other written materials primarily under trade secret and copyright laws. We also typically require employees and consultants with access to our proprietary information to execute confidentiality agreements. The steps taken by us to protect our proprietary information may not be adequate to prevent misappropriation of our technology. In addition, our proprietary rights may not be adequately protected because:

•	people may not be deterred from misappropriating our technologies despite the existence of laws or contracts prohibiting it;

•	policing unauthorized use of our intellectual property may be difficult, expensive and time-consuming, and we may be unable to determine the extent of any unauthorized use;

•	the laws of other countries in which we market our solar cells, such as some countries in the Asia/Pacific region, may offer little or no protection for our proprietary technologies; and

•	reports we file in connection with government-sponsored research contracts are generally available to the public and third-parties may obtain some aspects of our sensitive confidential information.

Reverse engineering, unauthorized copying or other misappropriation of our proprietary technologies could enable third-parties to benefit from our technologies without compensating us for doing so. Any inability to adequately protect our proprietary rights could harm our ability to compete, to generate revenue and to grow our business.

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

Our patent applications may not result in issued patents, and even if they result in issued patents, the patents may not have claims of the scope we seek or we may have to refile patent applications due to newly discovered prior art. In addition, any issued patents may be challenged, invalidated or declared unenforceable, or even if we obtain an award of damages for infringement by a third-party, such award could prove insufficient to compensate for all damages incurred as a result of such infringement. The term of any issued patents would be 20 years from their filing date and if our applications are pending for a long time period, we may have a correspondingly shorter term for any patent that may issue. Our present and future patents may provide only limited protection for our technology and may not be sufficient to provide competitive advantages to us. For example, competitors could develop similar or more advantageous technologies on their own or design around our patents. Also, patent protection in certain foreign countries may not be available or may be limited in scope and any patents obtained may not be as readily enforceable as in the United States, making it difficult for us to effectively protect our intellectual property from misuse or infringement by other companies in these countries. Our inability to obtain and enforce our intellectual property rights in some countries may harm our business. In addition, given the costs of obtaining patent protection, we may choose not to protect certain innovations that later turn out to be important.

Risks Related to Our Debt and Equity Securities

Conversion of our outstanding debentures, future substantial issuances or dispositions of our class A or class B common stock or other securities, could dilute ownership and earnings per share or cause the market price of our stock to decrease.

To the extent we issue class A common stock upon conversion of debentures, the conversion of some or all of such debentures will dilute the ownership interests of existing stockholders, including holders who had previously converted their debentures. Any sales in the public market of the class A and class B common stock issuable upon such conversion could adversely affect prevailing market prices of our class A and class B common stock. Sales of our class A or class B common stock in the public market or sales of any of our other securities could dilute ownership and earnings per share, and even the perception that such sales could occur and could cause the market prices of our class A and class B common stock to decline. In addition, the existence of our outstanding debentures may encourage short selling of our common stock by market participants who expect that the conversion of the debentures could depress the prices of our class A and class B common stock.

Approximately 4.7 million shares of class A common stock were lent to underwriters of our debenture offerings, including approximately 2.9 million shares lent to Lehman Brothers International (Europe) Limited, or LBIE, and approximately 1.8 million shares lent to Credit Suisse International, or CSI. Such shares were lent to facilitate later hedging arrangements of future purchases for debentures in the after-market. Shares still held by CSI may be freely sold into the market at any time, and such sales could depress our stock price. In addition, any hedging activity facilitated by our debenture underwriters would involve short sales or privately negotiated derivatives transactions. Due to the September 15, 2008 bankruptcy filing of Lehman and commencement of administrative proceedings for LBIE in the U.K., we recorded the shares lent to LBIE as issued and outstanding as of September 15, 2008, for the purpose of computing and reporting basic and diluted earnings per share. If Credit Suisse Securities (USA) LLC or its affiliates, including CSI, were to file bankruptcy or commence similar administrative, liquidating, restructuring or other proceedings, we may have to consider approximately 1.8 million shares lent to CSI as issued and outstanding for purposes of calculating earnings per share which would further dilute our earnings per share. These or other similar transactions could further negatively affect our stock price.

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

The rights of class A and class B common stock are substantially similar, except with respect to voting. The class B common stock is entitled to eight votes per share and the class A common stock is entitled to one vote per share. Additionally, our restated certificate of incorporation imposed certain limitations on the rights of holders of class B common stock to vote the full number of their shares. The difference in the voting rights of our class A and class B common stock could reduce the value of our class A common stock to the extent that any investor or potential future purchaser of our common stock ascribes value to the right of our class B common stock to eight votes per share. In addition, the lack of a long trading history and lower trading volume of the class B common stock, compared to the class A common stock, could result in lower trading prices for the class B common stock.

Delaware law and our certificate of incorporation and bylaws contain anti-takeover provisions, our outstanding debentures provide for a right to convert upon certain events, and our board of directors entered into a rights agreement and declared a rights dividend, any of which could delay or discourage takeover attempts that stockholders may consider favorable.

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

•  the ability of the board of directors to issue, without stockholder approval, up to approximately 10.0 million shares of preferred stock with terms set by the board of directors, which rights could be senior to those of common stock; and

•  our board of directors is divided into three classes of directors, with the classes to be as nearly equal in number as possible;

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

Certain provisions of our outstanding debentures could make it more difficult or more expensive for a third-party to acquire us. Upon the occurrence of certain transactions constituting a fundamental change, holders of our outstanding debentures will have the right, at their option, to require us to repurchase, at a cash repurchase price equal to 100% of the principal amount plus accrued and unpaid interest on the debentures, all of their debentures or any portion of the principal amount of such debentures in integral multiples of $1,000. We may also be required to issue additional shares of our class A common stock upon conversion of such debentures in the event of certain fundamental changes. In addition, on August 12, 2008, we entered into a Rights Agreement with Computershare Trust Company, N.A. and our board of directors declared an accompanying rights dividend. The Rights Agreement became effective upon completion of Cypress’ spin-off of our shares of class B common stock to the holders of Cypress common stock. The Rights Agreement contains specific features designed to address the potential for an acquirer or significant investor to take advantage of our capital structure and unfairly discriminate between classes of our common stock. Specifically, the Rights Agreement is designed to address the inequities that could result if an investor, by acquiring 20% or more of the outstanding shares of class B common stock, were able to gain significant voting influence over our company without making a correspondingly significant economic investment. Our board of directors determined that the rights dividend became payable to the holders of record of our common stock as of the close of business on September 29, 2008. The rights dividend and Rights Agreement, commonly referred to as a “poison pill,” could delay or discourage takeover attempts that stockholders may consider favorable.

ITEM 1B: UNRESOLVED STAFF COMMENTS

None.

ITEM 2: PROPERTIES

Our corporate headquarters is located in San Jose, California, where we occupy approximately 60,000 square feet under a lease from Cypress that expires in April 2011. In Richmond, California, we occupy approximately 207,000 square feet for office, light industrial and research and development use under a lease from an unaffiliated third-party that expires in December 2018. In addition to these facilities, we also have our European headquarters located in Geneva, Switzerland where we occupy approximately 4,000 square feet under a lease that expires in September 2012 as well as sales and support offices in Southern California, New Jersey, Australia, Canada, Germany, Italy, Spain, and South Korea, all of which are leased from unaffiliated third-parties.

We leased from Cypress an approximately 215,000 square foot building in the Philippines from fiscal 2003 through April 2008, which serves as FAB1 with four solar cell manufacturing lines in operation. In May 2008, we purchased FAB1 from Cypress and assumed the lease for the land from an unaffiliated third-party for a total purchase price of $9.5 million. The lease for the land expires in May 2048 and is renewable for an additional 25 years. In August 2006, we purchased a 344,000 square foot building (FAB2) in the Philippines. FAB2 is approximately 20 miles from FAB1 and is being developed to house up to twelve solar cell manufacturing lines. We currently operate twelve solar cell manufacturing lines in our two solar cell manufacturing facilities, with a total rated manufacturing capacity of 414 megawatts per year. By the end of 2009, we plan to operate 16 solar cell manufacturing lines with an aggregate manufacturing capacity of 574 megawatts per year. We plan to begin production in 2010 on the first line of FAB3 which will be constructed in Malaysia. FAB3 will be constructed in two phases, with an aggregate manufacturing capacity of more than 500 megawatts per year after the completion of the first phase, and an expected aggregate manufacturing capacity of more than 1 gigawatt per year when the second phase is completed. In January 2008, we completed the construction of an approximately 175,000 square foot building in the Philippines. This facility serves as our solar panel assembly facility that currently operates seven solar panel manufacturing lines with a rated manufacturing capacity of 210 megawatts of solar panels per year. We may require additional space in the future, which may not be available on commercially reasonable terms or in the location we desire.

Because of the interrelation of our business segments, both the Components Segment and Systems Segment use substantially all of the properties at least in part, and we retain the flexibility to use each of the properties in whole or in part for each of the segments. Therefore, we do not identify or allocate assets by business segment. For more information on property, plant and equipment by country, see Note 17 of Notes to our Consolidated Financial Statements in "Item 8: Financial Statements and Supplemental Data."

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

No matters were submitted to a vote of our stockholders during the fourth quarter of fiscal 2008.

PART II

ITEM 5: MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our class A and class B common stock is listed on the Nasdaq Global Select Market under the trading symbol “SPWRA” and “SPWRB,” respectively. The high and low trading prices of our class A and class B common stock during fiscal 2008 and 2007 are as follows:

	SPWRA		SPWRB*
For the year ended December 28, 2008	High	Low	High	Low
Fourth quarter	$77.25	$19.00	$71.47	$11.94
Third quarter	97.55	61.23	—	—
Second quarter	99.58	72.71	—	—
First quarter	131.29	54.95	—	—
For the year ended December 30, 2007	High	Low	High	Low
Fourth quarter	$164.49	$81.50	$—	$—
Third quarter	86.93	59.64	—	—
Second quarter	65.55	45.84	—	—
First quarter	48.11	35.40	—	—

*	Our class B common stock started trading publicly on September 30, 2008.

As of February 13, 2009, there were approximately 608 and 1,054 record holders of our class A and class B common stock, respectively. A substantially greater number of holders of our class A and class B common stock are in “street name” or beneficial holders, whose shares are held of record by banks, brokers and other financial institutions.

Dividends

We have never declared or paid any cash dividend on our common stock, and we do not currently intend to pay any cash dividend on our common stock in the foreseeable future. We intend to retain future earnings, if any, to finance the operation and expansion of our business.

Our credit facilities place restrictions on us and our subsidiaries’ ability to pay cash dividends. Additionally, our debentures issued in February 2007 and July 2007 allow the holders to convert their bonds into our class A common stock if we declare a dividend that on a per share basis exceeds 10% of our class A common stock’s market price.

Recent Sales of Unregistered Securities

We conducted no unregistered sales of equity securities during the fourth quarter of fiscal 2008.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased(1) (in thousands)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Publicly Announced Plans or Programs
October 27, 2008 through November 23, 2008	15	$34.95	—	—
November 24, 2008 through December 28, 2008	9	$32.82	—	—
Total	24	$34.16	—	—

(1)	The total number of shares purchased includes shares surrendered to satisfy tax withholding obligations in connection with the vesting of restricted stock issued to employees.

Equity Compensation Plan Information

The following table provides certain information as of December 28, 2008 with respect to our equity compensation plans under which shares of class A common stock are authorized for issuance (in thousands, except dollar figures):

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)
Equity compensation plans approved by security holders	2,008		$8.99	1,268
Equity compensation shares not approved by security holders	17	(1)	$2.00	—
Total	2,025	(2)	$8.93	1,268

(1)	Represents one option to purchase shares of class A common stock issued to one SunPower employee on June 17, 2004 with an exercise price of $2.00, vesting over five years.
(2)
This table excludes options to purchase an aggregate of approximately 520,000 shares of class A common stock, at a weighted average exercise price of $9.03 per share, that we assumed in connection with the acquisition of PowerLight (now known as SP Systems) in January 2007.

Company Stock Price Performance

The following graph compares the performance of an investment in our class A common stock from the pricing of our IPO on November 17, 2005 through December 28, 2008, with the NASDAQ Market Index and with four comparable issuers: Evergreen Solar, Inc., Energy Conversion Devices, Inc., Suntech Power Holdings Co., Ltd. and First Solar, Inc. The graph assumes $100 was invested on November 17, 2005 in our class A common stock at the closing price of $25.45 per share and at the closing prices for the NASDAQ Market Index, Evergreen Solar, Inc. and Energy Conversion Devices, Inc. The graph also assumes $100 was invested at the closing prices of the common stock for Suntech Power Holdings Co., Ltd. on December 14, 2005 and First Solar, Inc. on November 17, 2006. In addition, the graph also assumes that any dividends were reinvested on the date of payment without payment of any commissions. The performance shown in the graph represents past performance and should not be considered an indication of future performance.

ASSUMES $100 INVESTED ON NOVEMBER 17, 2005
ASSUMES DIVIDEND REINVESTED
FISCAL YEAR ENDED DECEMBER 28, 2008

	11/17/05	12/30/05	12/31/06	12/30/07	12/28/08
SunPower Corporation	$100.00	$133.56	$146.05	$514.93	$139.02
NASDAQ Market Index	100.00	99.32	108.77	120.45	68.92
Evergreen Solar, Inc.	100.00	89.27	63.45	144.34	23.55
Energy Conversion Devices, Inc.	100.00	130.15	108.53	105.78	74.77
Suntech Power Holdings Co., Ltd.(1)		181.67	226.73	545.27	68.60
First Solar, Inc.(2)			149.20	1,330.20	675.05

(1)	The common stock of Suntech Power Holdings Co., Ltd. started trading publicly on December 14, 2005.
(2)	The common stock of First Solar, Inc. started trading publicly on November 17, 2006.

ITEM 6: SELECTED CONSOLIDATED FINANCIAL DATA

The following selected consolidated financial data should be read together with “Item 7:  Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 8: Financial Statements and Supplementary Data” included elsewhere in this Annual Report on Form 10-K.

On November 9, 2004, Cypress acquired 100% ownership of all outstanding shares of our capital stock, excluding unexercised warrants and options. This transaction resulted in the “push down” of the effect of the acquisition of SunPower by Cypress and created a new basis of accounting. The Consolidated Balance Sheets and Statements of Operations data in this Annual Report on Form 10-K prior and up to November 8, 2004 refer to the Predecessor Company and this period is referred to as the pre-merger period, while the Consolidated Balance Sheets and Statements of Operations data subsequent to November 8, 2004 refer to the Successor Company and this period is referred to as the post-merger period. A black line has been drawn between the accompanying financial statements to distinguish between the pre-merger and post-merger periods. After the close of trading on September 29, 2008, Cypress completed a spin-off of all of its shares of our class B common stock, in the form of a pro rata dividend to the holders of record as of September 17, 2008 of Cypress common stock.

On January 10, 2007, we completed the acquisition of PowerLight Corporation, a leading global provider of large-scale solar power systems, which we renamed SunPower Corporation, Systems (SP Systems) in June 2007. SP Systems designs, manufactures, markets and sells solar electric power system technology that integrates solar cells and solar panels manufactured by us and other suppliers to convert sunlight to electricity compatible with the utility network. The results of SP Systems have been included in the following selected consolidated financial information from January 10, 2007. See Note 3 of Notes to our Consolidated Financial Statements.

We report our results of operations on the basis of 52- or 53-week periods, ending on the Sunday closest to December 31. The combined periods of fiscal 2004 ended on January 2, 2005 and included 53 weeks. Fiscal 2005 ended on January 1, 2006, fiscal 2006 ended on December 31, 2006, fiscal 2007 ended on December 30, 2007, fiscal 2008 ended on December 28, 2008 and each fiscal year included 52 weeks. Our fiscal quarters end on the Sunday closest to the end of the applicable calendar quarter, except in a 53-week fiscal year in which the additional week falls into the fourth quarter of that fiscal year.

	Successor Company					Predecessor Company
	Year Ended				Nov. 9, 2004 Through Jan. 2, 2005	Dec. 29, 2003 Through Nov. 8, 2004
(In thousands, except per share data)	December 28, 2008	December 30, 2007	December 31, 2006	January 1, 2006
Consolidated Statements of Operations Data
Revenue:
Systems	$820,632	$464,178	$—	$—	$—	$—
Components	614,287	310,612	236,510	78,736	4,055	6,830
Total revenue	1,434,919	774,790	236,510	78,736	4,055	6,830
Cost of revenue:
Cost of systems revenue	653,569	386,511	—	—	—	—
Cost of components revenue	417,669	240,475	186,042	74,353	6,079	9,498
Total cost of revenue	1,071,238	626,986	186,042	74,353	6,079	9,498
Gross margin	363,681	147,804	50,468	4,383	(2,024)	(2,668)
Operating income (loss)	168,467	2,342	19,107	(12,985)	(4,552)	(19,499)
Income (loss) before income taxes and equity in earnings of unconsolidated investees	147,584	3,560	28,461	(15,793)	(5,609)	(23,302)
Income (loss) before equity in earnings of unconsolidated investees	78,216	9,480	26,516	(15,843)	(5,609)	(23,302)
Net income (loss)	$92,293	$9,202	$26,516	$(15,843)	$(5,609)	$(23,302)

Net income (loss) per share of class A and class B common stock:
Basic(1)	$1.15	$0.12	$0.40	$(0.68)	$(2,804.50)	$(5.51)
Diluted(1)	$1.09	$0.11	$0.37	$(0.68)	$(2,804.50)	$(5.51)

Weighted-average shares:
Basic (1)	80,522	75,413	65,864	23,306	2	4,230
Diluted(1)	84,446	81,227	71,087	23,306	2	4,230

(1)
As of September 15, 2008, the date on which Lehman filed a petition for protection under Chapter 11 of the U.S. bankruptcy code and LBIE commenced administrative proceedings (analogous to bankruptcy) in the United Kingdom, approximately 2.9 million shares of class A common stock lent to LBIE in connection with the 1.25% debentures are included in basic weighted-average common shares. Basic weighted-average common shares exclude approximately 1.8 million shares of class A common stock lent to CSI in connection with the 0.75% debentures. See Note 15 of Notes to our Consolidated Financial Statements for a detailed explanation of the determination of the shares used in computing basic and diluted net income (loss) per share.

(In thousands)	December 28, 2008	December 30, 2007	December 31, 2006	January 1, 2006	January 2, 2005
Consolidated Balance Sheets Data
Cash, cash equivalents and short-term investments (excluding restricted cash)	$219,510	$390,667	$182,092	$143,592	$3,776
Working capital (deficiency)	396,849	93,953	228,269	155,243	(54,314)
Total assets	2,076,135	1,653,738	576,836	317,654	89,646
Long-term debt	54,598	—	—	—	—
Convertible debt	423,608	425,000	—	—	—
Deferred tax liability	8,115	6,213	46	336	—
Customer advances, net of current portion	91,359	60,153	27,687	28,438	—
Other long-term liabilities	25,950	14,975	—	—	—
Notes payable to Cypress, net of current portion	—	—	—	—	21,673
Convertible preferred stock	—	—	—	—	8,552
Total stockholders’ equity (deficit)	1,021,374	864,090	488,771	258,650	(10,664)

ITEM 7: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

We are a vertically integrated solar products and services company that designs, manufactures and markets high-performance solar electric power technologies. Our solar cells and solar panels are manufactured using proprietary processes, and our technologies are based on more than 15 years of research and development. Of all the solar cells available for the mass market, we believe our solar cells have the highest conversion efficiency, a measurement of the amount of sunlight converted by the solar cell into electricity. Our solar power products are sold through our components business segment, or Components Segment. In January 2007, we acquired PowerLight Corporation, or PowerLight, now known as SunPower Corporation, Systems, or SP Systems, which developed, engineered, manufactured and delivered large-scale solar power systems. These activities are now performed by our systems business segment, or our Systems Segment. Our solar power systems, which generate electricity, integrate solar cells and panels manufactured by us as well as other suppliers.

In November 2005, we raised net proceeds of $145.6 million in an initial public offering, or IPO, of 8.8 million shares of class A common stock at a price of $18.00 per share. In June 2006, we completed a follow-on public offering of 7.0 million shares of our class A common stock, at a per share price of $29.50, and received net proceeds of $197.4 million. In July 2007, we completed a follow-on public offering of 2.7 million shares of our class A common stock, at a discounted per share price of $64.50, and received net proceeds of $167.4 million.

    In February 2007, we issued $200.0 million in principal amount of our 1.25% senior convertible debentures to Lehman Brothers Inc., or Lehman Brothers, and lent approximately 2.9 million shares of our class A common stock to Lehman Brothers International (Europe) Limited, or LBIE. Net proceeds from the issuance of our 1.25% senior convertible debentures in February 2007 were $194.0 million. We did not receive any proceeds from the approximate 2.9 million loaned shares of our class A common stock, but received a nominal lending fee. In July 2007, we issued $225.0 million in principal amount of our 0.75% senior convertible debentures to Credit Suisse Securities (USA) LLC, or Credit Suisse, and lent approximately 1.8 million shares of our class A common stock to Credit Suisse International, or CSI. Net proceeds from the issuance of our 0.75% senior convertible debentures in July 2007 were $220.1 million. We did not receive any proceeds from the approximate 1.8 million loaned shares of class A common stock, but received a nominal lending fee. See Note 11 of Notes to our Consolidated Financial Statements.

In January 2007, we completed the acquisition of PowerLight, a privately-held company which developed, engineered, manufactured and delivered large-scale solar power systems for residential, commercial, government and utility customers worldwide. These activities are now performed by our Systems Segment. As a result of the acquisition, PowerLight became our wholly-owned subsidiary. In June 2007, we changed PowerLight’s name to SunPower Corporation, Systems (SP Systems) to capitalize on SunPower’s name recognition. We believe the acquisition will enable us to develop the next generation of solar products and solutions that will accelerate reduction in solar system cost to compete with retail electric rates without incentives and simplify and improve customer experience. The total purchase consideration and future stock compensation for the transaction was $334.4 million, consisting of $120.7 million in cash and $213.7 million in common stock, restricted stock, stock options and related acquisition costs. See Note 3 of Notes to our Consolidated Financial Statements.

After completion of our IPO in November 2005, Cypress Semiconductor Corporation, or Cypress, held, in the aggregate, approximately 52.0 million shares of our class B common stock, representing all of our then-outstanding class B common stock. On May 4, 2007 and August 18, 2008, Cypress completed the sale of 7.5 million shares and 2.5 million shares, respectively, of our class B common stock in offerings pursuant to Rule 144 of the Securities Act. Such shares converted to 10.0 million shares of class A common stock upon the sale. We were a majority-owned subsidiary of Cypress through September 29, 2008. After the close of trading on September 29, 2008, Cypress completed a spin-off of all of its shares of our class B common stock, in the form of a pro rata dividend to the holders of record as of September 17, 2008 of Cypress common stock. As a result, our class B common stock now trades publicly and is listed on the Nasdaq Global Select Market, along with our class A common stock.

Financial Operations Overview

The following describes certain line items in our Consolidated Statements of Operations:

Total Revenue

Systems Segment Revenue:  Our systems revenue represents sales of engineering, procurement and construction, or EPC, projects and other services relating to solar electric power systems that integrate our solar panels and balance of systems components, as well as materials sourced from other manufacturers. In the United States, where customers often utilize rebate and tax credit programs in connection with projects rated one megawatt or less of capacity, we typically sell solar systems rated up to one megawatt of capacity to provide a supplemental, distributed source of electricity for a customer’s facility. In Europe and South Korea, our systems are often purchased by third-party investors as central-station solar power plants, typically rated from one to twenty megawatts, which generate electricity for sale under tariff to regional and public utilities. We also sell our solar systems under materials-only sales contracts in the United States, Europe and Asia. The balance of our systems revenue are generally derived from sales to new home builders for residential applications and maintenance revenue from servicing installed solar systems. We expect the current credit market conditions to continue through at least the first half of fiscal 2009, negatively affecting our ability to finance systems projects. The U.S. utility and power plant market demand for renewable energy is expected to grow over 50% annually over the next five years.

Components Segment Revenue:  Our components revenue represents sales of our solar cells, solar panels and inverters to solar systems installers and other resellers. Factors affecting our components revenue include unit volumes of solar cells and solar panels produced and shipped, average selling prices, product mix, product demand and the percentage of our construction projects sourced with SunPower solar panels sold through the Systems Segment which reduces the inventory available to sell through our Components Segment. We have experienced quarter-over-quarter unit volume increases in shipments of our solar power products since we began commercial production in the fourth quarter of 2004. From fiscal 2005 through 2008, we have experienced increases in average selling prices for our solar power products primarily due to the strength of end-market demand and favorable currency exchange rates. Accordingly, our Components Segment's average selling prices were slightly higher during fiscal 2008 compared to the same period in fiscal 2007 and 2006. Over the next several years, we expect average selling prices for our solar power products to decline as the market becomes more competitive, as certain products mature and as manufacturers are able to lower their manufacturing costs and pass on some of the savings to their customers.

Cost of Revenue

Systems Segment Cost of Revenue:  Our cost of systems revenue consists primarily of solar panels, mounting systems, inverters and subcontractor costs. The cost of solar panels is the single largest cost element in our cost of systems revenue. Our Systems Segment sourced approximately 60% of its solar panel installations with SunPower solar panels in fiscal 2008 compared to 27% in fiscal 2007. Over time, we expect that our Systems Segment will increase the percentage of its construction projects sourced with SunPower solar panels to as much as 80% in fiscal 2009. Our Systems Segment generally experiences higher gross margin on construction projects that utilize SunPower solar panels compared to construction projects that utilize solar panels purchased from third-parties.

In connection with the acquisition of PowerLight (now known as SP Systems) in January 2007, there were $79.5 million of identifiable purchased intangible assets, of which $56.8 million was being amortized to cost of systems revenue on a straight-line basis over periods ranging from one to five years. As a result of our new branding strategy, during the quarter ended July 1, 2007, the PowerLight tradename asset with a net book value of $14.1 million was written off as an impairment of acquisition-related intangible assets. As such, the remaining balance of $41.2 million of intangible assets, which are related to purchased patents, technology and backlog are being amortized to cost of systems revenue on a straight-line basis over periods ranging from one to four years.

Our cost of systems revenue will also fluctuate from period to period due to the mix of projects completed and recognized as revenue, in particular between large projects and large commercial installation projects. Our gross profit each quarter is affected by a number of factors, including the types of projects in process and their various stages of completion, the gross margins estimated for those projects in progress and the actual system group department overhead costs. Historically, revenue from materials-only sales contracts generate a higher gross margin percentage for our Systems Segment than revenue generated from turnkey contracts which generate higher revenue per watt from providing both materials as well as EPC management services.

Almost all of our Systems Segment construction contracts are fixed price contracts. However, we have in several instances obtained change orders that reimburse us for additional unexpected costs due to various reasons. The Systems Segment also has long-term agreements for solar cell and solar panel purchases with several major solar panel manufacturers, some with liquidated damages and/or take-or-pay arrangements. An increase in project costs, including solar panel, inverter and subcontractor costs, over the term of a construction contract could have a negative impact on our Systems Segment’s overall gross profit. Our Systems Segment gross profit may also be impacted by certain adjustments for inventory reserves. We are seeking to improve gross profit over time as we implement cost reduction efforts, improve manufacturing processes, and seek better and less expensive materials globally, as we grow the business to attain economies of scale on fixed costs. Any increase in gross profit based on these items, however, could be partially or completely offset by increased raw material costs or our inability to increase revenue in line with expectations, and other competitive pressures on gross margin.

Components Segment Cost of Revenue:  Our cost of components revenue consists primarily of silicon ingots and wafers used in the production of solar cells, along with other materials such as chemicals and gases that are needed to transform silicon wafers into solar cells. For our solar panels, our cost of revenue includes the cost of solar cells and raw materials such as glass, frame, backing and other materials, as well as the assembly costs we pay to our third-party subcontractor in China. Our Components Segment gross profit each quarter is affected by a number of factors, including average selling prices for our products, our product mix, our actual manufacturing costs, the utilization rate of our solar cell manufacturing facilities and changes in amortization of intangible assets.

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

Other Cost of Revenue Factors:  Other factors contributing to cost of revenue include depreciation, provisions for estimated warranty, salaries, personnel-related costs, freight, royalties, facilities expenses and manufacturing supplies associated with contracting revenue and solar cell fabrication as well as factory pre-operating costs associated with our second solar cell manufacturing facility, or FAB2, and our solar panel assembly facility. Such pre-operating costs included compensation and training costs for factory workers as well as utilities and consumable materials associated with preproduction activities. Additionally, within our own solar panel assembly facility in the Philippines we incur personnel-related costs, depreciation, utilities and other occupancy costs. To date, demand for our solar power products has been robust and our production output has increased allowing us to spread a significant amount of our fixed costs over relatively high production volume, thereby reducing our per unit fixed cost. We currently operate twelve solar cell manufacturing lines in our two solar cell manufacturing facilities, with a total rated manufacturing capacity of 414 megawatts per year. In addition, we currently operate seven solar panel manufacturing lines in our solar panel assembly facility, with a total rated manufacturing capacity of 210 megawatts per year. By the end of 2009, we plan to operate 16 solar cell manufacturing lines with an aggregate manufacturing capacity of 574 megawatts per year. We plan to begin production in 2010 on the first line of our planned third solar cell manufacturing facility, or FAB3, which will be constructed in Malaysia. FAB3 will be constructed in two phases, with an aggregate manufacturing capacity of more than 500 megawatts per year after the completion of the first phase, and an expected aggregate manufacturing capacity of more than 1 gigawatt per year when the second phase is completed. As we build additional manufacturing lines or facilities, our fixed costs will increase, and the overall utilization rate of our solar cell manufacturing and solar panel assembly facilities could decline, which could negatively impact our gross margin. This decline may continue until a line’s manufacturing output reaches its rated practical capacity.

Operating Expenses

Our operating expenses include research and development expense, sales, general and administrative expense, purchased in-process research and development expense and impairment of acquisition-related intangible assets. Research and development expense consists primarily of salaries and related personnel costs, depreciation and the cost of solar cell and solar panel materials and services used for the development of products, including experiment and testing. We expect our research and development expense to continually increase in absolute dollars as we continue to develop new processes to further improve the conversion efficiency of our solar cells and reduce their manufacturing cost, and as we develop new products to diversify our product offerings.

Research and development expense is reported net of any funding received under contracts with governmental agencies because such contracts are considered collaborative arrangements. These awards are typically structured such that only direct costs, research and development overhead, procurement overhead and general and administrative expenses that satisfy government accounting regulations are reimbursed. In addition, our government awards from state agencies will usually require us to pay to the granting governmental agency certain royalties based on sales of products developed with grant funding or economic benefit derived from incremental improvements funded. Royalties paid to governmental agencies will be charged to the cost of goods sold. Our funding from government contracts offset our research and development expense by approximately 25%, 21% and 8% in fiscal 2008, 2007 and 2006, respectively.

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

Purchased in-process research and development expense for fiscal 2007 of $9.6 million resulted from the acquisition of PowerLight (now known as SP Systems), as technological feasibility associated with the in-process research and development projects had not been established and no alternative future use existed. In addition, as a result of the change in our branding strategy during the quarter ended July 1, 2007, the net book value of the PowerLight tradename of $14.1 million was written off as an impairment of acquisition-related intangible assets.

Other Income (Expense), Net

 Interest income consists of interest earned on cash, cash equivalents, restricted cash and investments. Interest expense primarily relates to interest due on convertible debt and outstanding customer advance payments (see Note 8 of Notes to our Consolidated Financial Statements). In February 2007, we issued $200.0 million in principal amount of our 1.25% senior convertible debentures and in July 2007, we issued $225.0 million in principal amount of our 0.75% senior convertible debentures (see Note 11 of Notes to our Consolidated Financial Statements). Other, net consists primarily of the write-off of unamortized debt issuance costs as a result of the market price conversion trigger on our senior convertible debentures being met in December 2007, amortization of debt issuance costs, impairment of investments, gains or losses from derivatives and foreign exchange.

Income Taxes

For financial reporting purposes, during periods when we were a subsidiary of Cypress, income tax expense and deferred income tax balances has historically been calculated as if we were a separate entity and had prepared our own separate tax return. Effective with the closing of our follow-on public offering of common stock in June 2006, we are no longer eligible to file federal and most state consolidated tax returns with Cypress. As of September 29, 2008, Cypress completed a spin-off of all of its shares of our class B common stock to its shareholders, so we are no longer eligible to file any state combined tax returns with Cypress. Accordingly, we have agreed to pay Cypress for any federal income tax credit or net operating loss carryforwards utilized in our federal tax returns in subsequent periods that originated while our results were included in Cypress’s federal tax returns. Deferred tax assets and liabilities are recognized for temporary differences between financial statement and income tax bases of assets and liabilities. Valuation allowances are provided against deferred tax assets when management cannot conclude that it is more likely than not that some portion or all deferred tax assets will be realized. See Notes 1, 2 and 13 of Notes to our Consolidated Financial Statements.

We currently benefit from income tax holiday incentives in the Philippines in accordance with our subsidiary’s registration with the Philippine Economic Zone Authority, which provide that we pay no income tax in the Philippines. Our current income tax holidays expire within the next several years beginning in 2010, and we intend to apply for extensions and renewals upon expiration. However, these tax holidays may or may not be extended. We believe that as our Philippine tax holidays expire, (a) gross income attributable to activities covered by our Philippine Economic Zone Authority registrations will be taxed at a 5% preferential rate, and (b) our Philippine net income attributable to all other activities will be taxed at the statutory Philippine corporate income tax rate, currently 32%. Fiscal 2007 was the first year for which profitable operations benefitted from the Philippine tax ruling.

Equity in Earnings of Unconsolidated Investees

In the third quarter of fiscal 2006, we entered into an agreement to form Woongjin Energy Co., Ltd, or Woongjin Energy, a joint venture to manufacture monocrystalline silicon ingots. This joint venture is located in South Korea and began manufacturing in the third quarter of fiscal 2007. In October 2007, we entered into an agreement to form First Philec Solar Corporation, or First Philec Solar, a joint venture to provide wafer slicing services of silicon ingots. This joint venture is located in the Philippines and became operational in the second quarter of fiscal 2008. We account for these investments using the equity method, in which the equity investments are classified as “Other long-term assets” in the Consolidated Balance Sheets and our share of the investees’ earnings is included in “Equity in earnings of unconsolidated investees” in the Consolidated Statements of Operations. See Note 10 of Notes to our Consolidated Financial Statements.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based on our financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Our most critical policies include: (a) revenue recognition, which impacts the recording of revenue; (b) allowance for doubtful accounts and sales returns, which impacts sales, general and administrative expense; (c) warranty reserves, which impact cost of revenue and gross margin; (d) valuation of inventories, which impacts cost of revenue and gross margin; (e) accounting for equity in earnings of joint ventures, which impacts net income; (f) valuation of long-lived assets, which impacts write-offs of goodwill and other intangible assets; (g) valuation of goodwill impairment, which impacts operating expense; (h) purchase accounting, which impacts fair value of goodwill, other intangible assets and in-process research and development expense; (i) fair value of financial instruments; and (j) accounting for income taxes which impacts our tax provision (benefit). We also have other key accounting policies that are less subjective and, therefore, judgments in their application would not have a material impact on our reported results of operations. The following is a discussion of our most critical policies as of and for the year ended December 28, 2008, as well as the estimates and judgments involved.

Revenue Recognition

Our systems revenue is primarily comprised of EPC projects which are governed by customer contracts that require us to deliver functioning solar power systems and are generally completed within three to nine months from commencement of construction. In addition, our Systems Segment also derives revenue from sales of certain solar power products and services that are smaller in scope than an EPC contract. We recognize revenue from fixed price construction contracts under American Institute of Certified Public Accountants, or AICPA, Statement of Position, or SOP, 81-1 “Accounting for Performance of Construction-Type and Certain Production-Type Contracts,” or SOP 81-1, using the percentage-of-completion method of accounting. Under this method, systems revenue arising from fixed price construction contracts is recognized as work is performed based on the percentage of incurred costs to estimated total forecasted costs utilizing the most recent estimates of forecasted costs.

In addition to the EPC deliverable, a limited number of arrangements also include multiple deliverables such as post-installation systems monitoring and maintenance and system output performance guarantees. For contracts with separately priced performance guarantees or maintenance, we recognize revenue related to such separately priced elements on a straight-line basis over the contract period in accordance with Financial Accounting Standards Board, or FASB, Technical Bulletin, or FTB, 90-1, “Accounting for Separately Priced Extended Warranty and Product Maintenance Contracts,” or FTB 90-1. For contracts including performance guarantees or maintenance contracts not separately priced, we follow the guidance in Emerging Issues Task Force Issue, or EITF, No. 00-21, “Revenue Arrangements with Multiple Deliverables,” or EITF 00-21, to determine whether the entire contract  has more than one unit of accounting.

We have determined that post-installation systems monitoring and maintenance, and system output performance guarantees qualify as separate units of accounting under EITF 00-21. Such post-installation elements are deferred at the time the contract is executed and are recognized to income over the contractual term under Staff Accounting Bulletin, or SAB, No. 104. The remaining EPC is recognized to income on a percentage-of-completion basis under SOP 81-1.

In addition, when arrangements include contingent revenue clauses such as liquidated damages or customer termination or put rights for non-performance, we defer the contingent revenue until such time as the contingencies expire.

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

We sell our components products, as well as our balance of systems products from the Systems Segment, to system integrators and original equipment manufacturers, or OEMs, and recognize revenue, net of accruals for estimated sales returns, when persuasive evidence of an arrangement exists, the product has shipped, title and risk of loss has passed to the customer, the sales price is fixed and determinable, collectability of the resulting receivable is reasonably assured and the rights and risks of ownership have passed to the customer. We do not currently have any significant post-shipment obligations, including installation, training or customer acceptance clauses with any of our customers, which could have an impact on revenue recognition. As such, we record revenue and trade receivables for the selling price when the above conditions are met. Our revenue recognition is consistent across product lines and sales practices are consistent across all geographic locations.

Allowance for Doubtful Accounts and Sales Returns

We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. A considerable amount of judgment is required to assess the likelihood of the ultimate realization of accounts receivables. We make our estimates of the collectability of our accounts receivable by analyzing historical bad debts, specific customer creditworthiness and current economic trends. The allowance for doubtful accounts was $1.9 million and $1.4 million as of December 28, 2008 and December 30, 2007, respectively.

In addition, at the time revenue is recognized, we simultaneously record estimates for sales returns which reduces revenue. These estimates are based on historical sales returns, analysis of credit memo data and other known factors. Actual returns could differ from these estimates. The allowance for sales returns was $0.2 million and $0.4 million as of December 28, 2008 and December 30, 2007, respectively.

Warranty Reserves

It is customary in our business and industry to warrant or guarantee the performance of our solar panels at certain levels of conversion efficiency for extended periods, often as long as 20 years. It is also customary to warrant or guarantee the functionality of our solar cells for at least 10 years. In addition, we generally provide a warranty on our systems for a period of 5 to 10 years. We also pass through to customers long-term warranties from the OEMs of certain system components. Warranties of 20 years from solar panels suppliers are standard, while inverters typically carry a 2-, 5- or 10-year warranty. We therefore maintain warranty reserves to cover potential liability that could arise from these guarantees. Our potential liability is generally in the form of product replacement or repair. Our warranty reserves reflect our best estimate of such liabilities and are based on our analysis of product returns, results of industry-standard accelerated testing, unique facts and circumstances involved in each particular construction contract and various other assumptions that we believe to be reasonable under the circumstances. We recognize our warranty reserve as a component of cost of revenue. Our warranty reserve includes specific accruals for known product and system issues and an accrual for an estimate of incurred but not reported product and system issues based on historical activity. Due to effective product testing and the short turnaround time between product shipment and the detection and correction of product failures, accruals for warranties issued were $14.2 million, $10.8 million and $3.2 million during fiscal 2008, 2007 and 2006, respectively, and the year-over-year increase is primarily attributable to increased sales of our products. See Note 9 of Notes to our Consolidated Financial Statements.

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

Equity in Earnings of Unconsolidated Investees

We account for our investment in Woongjin Energy located in South Korea and First Philec Solar located in the Philippines under APB Opinion No. 18 “The Equity Method of Accounting for Investments in Common Stock,” or the equity method, in which the equity investments are classified as “Other long-term assets” in the Consolidated Balance Sheets and our share of the investees’ earnings is included in “Equity in earnings of unconsolidated investees” in the Consolidated Statements of Operations. As of December 28, 2008 and December 30, 2007, we had a 40.0% and 19.9% equity investment, respectively, in Woongjin Energy. As of December 28, 2008 and December 30, 2007, we had a 19.0% and 16.9% equity investment, respectively, in First Philec Solar. To calculate our share of the investees’ earnings, we adjust the net income (loss) of each joint venture to conform to U.S. GAAP and multiply that by our equity investment.

We periodically evaluate the qualitative and quantitative attributes of our relationship with Woongjin Energy and First Philec Solar to determine whether we are the primary beneficiary of the joint ventures and need to consolidate their financial results into our financial statements in accordance with FASB Staff Position, or FSP, Interpretation No. 46 “Consolidation of Variable Interest Entities,” or FSP FIN 46(R). We do not consolidate the financial results of Woongjin Energy and First Philec Solar as we have concluded that we are not the primary beneficiary of any of the above joint ventures and we do not absorb a majority of the joint ventures’ income (loss) or receive a majority of the expected residual returns. See Note 10 of the Notes to our Consolidated Financial Statements for discussions of our joint ventures.

Valuation of Long-Lived Assets

Our long-lived assets include manufacturing equipment and facilities as well as certain intangible assets. Our business requires heavy investment in manufacturing facilities that are technologically advanced but can quickly become significantly under-utilized or rendered obsolete by rapid changes in demand for solar power products produced in those facilities. In November 2004, Cypress acquired 100% ownership of all outstanding shares of our capital stock, and as a result of that transaction, we were required to record Cypress’s cost of acquiring us in our financial statement by recording intangible assets including purchased technology, patents, trademarks, distribution agreement and goodwill. In January 2007, we acquired PowerLight, and in January 2008 and July 2008, we acquired Solar Solutions (subsequently renamed SunPower Italia S.r.l., or SunPower Italia) and Solar Sales Pty. Ltd. (subsequently renamed SunPower Corporation Australia Pty. Ltd., or SunPower Australia), respectively. In connection with the transactions, we recorded all the acquired assets and liabilities at their fair values on the date of the acquisition, including goodwill and identified intangible assets.

We evaluate our long-lived assets, including property, plant and equipment and purchased intangible assets with finite lives, for impairment whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. Prior to fiscal 2007, we operated in one business segment and therefore impairment of long-lived assets was assessed at the enterprise level. As a result of the acquisition of PowerLight, we began operating in two business segments, the Systems Segment and Components Segment, and impairment of long-lived assets is assessed at the business segment level. Factors considered important that could result in an impairment review include significant underperformance relative to expected historical or projected future operating results, significant changes in the manner of use of acquired assets or the strategy for our business and significant negative industry or economic trends. Impairments are recognized based on the difference between the fair value of the asset and its carrying value, and fair value is generally measured based on discounted cash flow analyses.

In fiscal 2008, we recorded a $2.2 million impairment charge to cost of components revenue for manufacturing equipment located in a Texas wafer fabrication facility. As a result of Cypress’s announcement to close its Texas wafer fabrication facility that manufactured our imaging and infrared detector products, we evaluated our alternatives relating to the future plans for this business and decided to wind-down our activities related to the imaging detector product line in the first quarter of fiscal 2008. In fiscal 2007, we recorded $14.4 million of impairment charges relating to long-lived assets, primarily related to a $14.1 million write-off of the carrying value of the PowerLight tradename resulting from a change in our branding strategy.

Goodwill Impairment Testing

On November 9, 2004, Cypress acquired 100% ownership of all outstanding shares of our capital stock, excluding unexercised warrants and options. As a result of that transaction, we were required to record Cypress’ cost of acquiring us, including its equity investment and pro rata share of our losses in our financial statements by recording intangible assets including purchased technology, patents, trademarks, distribution agreement and goodwill. In January 2007, we acquired PowerLight, and in January 2008 and July 2008, we acquired SunPower Italia and SunPower Australia, respectively, and as a result of the transactions, we were required to record all assets and liabilities acquired under the purchase acquisition, including goodwill and identified intangible assets, at fair value in our financial statements. We perform a goodwill impairment test on an annual basis and will perform an assessment between annual tests in certain circumstances. The process of evaluating the potential impairment of goodwill is highly subjective and requires significant judgment at many points during the analysis. In estimating the fair value of our business, we make estimates and judgments about our future cash flows. Our cash flow forecasts are based on assumptions that are consistent with the plans and estimates we use to manage our business. See Note 4 of Notes to our Consolidated Financial Statements.

Purchase Accounting

We record all assets and liabilities acquired in purchase acquisitions, including goodwill, identified intangible assets and in-process research and development, at fair value as required by SFAS No. 141 “Business Combinations.” The initial recording of goodwill, identified intangible assets and in-process research and development requires certain estimates and assumptions especially concerning the determination of the fair values and useful lives of the acquired intangible assets. The judgments made in the context of the purchase price allocation can materially impact our future results of operations. Accordingly, for significant acquisitions, we obtain assistance from third-party valuation specialists. The valuations are based on information available at the acquisition date. Goodwill is not amortized but is subject to annual tests for impairment or more often if events or circumstances indicate they may be impaired. Other identified intangible assets are amortized over their estimated useful lives and are subject to impairment if events or circumstances indicate a possible inability to realize the carrying amount. See Note 3 and 4 of Notes to our Consolidated Financial Statements.

Fair Value of Financial Instruments

Effective December 31, 2007, we adopted the provisions of SFAS No. 157 “Fair Value Measurements,” or SFAS No. 157, which defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Our financial assets and financial liabilities that require recognition under SFAS No. 157 include available-for-sale securities under SFAS No. 115 “Accounting for Investment in Certain Debt and Equity Securities,” or SFAS No. 115, and foreign currency derivatives. We enter into over-the-counter, or OTC, foreign currency derivatives and use a valuation model to derive the value of option and forward contracts. In determining fair value, we use various valuation techniques, including market and income approaches to value available-for-sale securities and foreign currency derivatives. SFAS No. 157 establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the observable inputs be used when available. Observable inputs are inputs that market participants would use in pricing the asset or liability developed based on market data obtained from sources independent of us. Unobservable inputs are inputs that reflect our assumptions about the assumptions market participants would use in pricing the asset or liability developed based on the best information available in the circumstances. As such, fair value is a market-based measure considered from the perspective of a market participant who holds the asset or owes the liability rather than an entity-specific measure. The hierarchy is broken down into three levels based on the reliability of inputs as follows:

•
Level 1—Valuations based on quoted prices in active markets for identical assets or liabilities that we have the ability to access. Since valuations are based on quoted prices that are readily and regularly available in an active market, valuation of these products does not entail a significant degree of judgment. Financial assets utilizing Level 1 inputs include most money market funds and bank notes.

•
Level 2—Valuations based on quoted prices in markets that are not active or for which all significant inputs are observable, directly or indirectly. Financial assets utilizing Level 2 inputs include foreign currency option contracts and forward exchange contracts and some corporate securities. The selection of a particular model to value an OTC foreign currency derivative depends upon the contractual term of, and specific risks inherent with, the instrument as well as the availability of pricing information in the market. We generally use similar models to value similar instruments. Valuation models require a variety of inputs, including contractual terms, market prices, yield curves, credit curves and measures of volatility. For OTC foreign currency derivatives that trade in liquid markets, such as generic forward, option and swap contracts, model inputs can generally be verified and model selections do not involve significant management judgment.

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

Unrealized gains and losses of our available-for-sale securities and foreign currency derivatives are excluded from earnings and reported as a component of other comprehensive income (loss) on the Consolidated Balance Sheets. Additionally, we assess whether an other-than-temporary impairment loss on our available-for-sale securities has occurred due to declines in fair value or other market conditions. Declines in fair value that are considered other-than-temporary are recorded in other, net in the Consolidated Statements of Operations.

In general, investments with original maturities of greater than ninety days and remaining maturities of less than one year are classified as short-term investments. Investments with maturities beyond one year may also be classified as short-term based on their highly liquid nature and because such investments represent the investment of cash that is available for current operations.

We also invest in auction rate securities that are typically over-collateralized and secured by pools of student loans originated under the Federal Family Education Loan Program, or FFELP, that are guaranteed and insured by the U.S. Department of Education. In addition, all auction rate securities held are rated by one or more of the Nationally Recognized Statistical Rating Organizations, or NRSRO, as triple-A. Historically, these securities have provided liquidity through a Dutch auction at pre-determined intervals every seven to 49 days. When auction rate securities fail to clear at auction and we are unable to estimate when the impacted auction rate securities will clear at the next auction, we classify these as long-term, consistent with the stated contractual maturities of the securities. The “stated” or “contractual” maturities for these securities generally are between 20 to 30 years. A failed auction results in a lack of liquidity, which occurs when sell orders exceed buy orders, and does not necessarily signify a default by the issuer. Beginning in February 2008, the auction rate securities market experienced a significant increase in the number of failed auctions. See “Item 1A Risk Factors – If the recent credit market conditions continue or worsen, they could have a material adverse impact on our investment portfolio.” See also Note 6 of Notes to our Consolidated Financial Statements.

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

On January 1, 2007, we adopted the provisions for FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes, and Related Implementation Issues,” or FIN 48, which is an interpretation of SFAS No. 109. FIN 48 prescribes a recognition threshold that a tax position is required to meet before being recognized in the financial statements and provides guidance on de-recognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition issues. FIN 48 contains a two-step approach to recognizing and measuring uncertain tax positions accounted for in accordance with SFAS No. 109. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon ultimate settlement.

The calculation of tax liabilities involves dealing with uncertainties in the application of complex global tax regulations. We recognize potential liabilities for anticipated tax audit issues in the United States and other tax jurisdictions based on our estimate of whether, and the extent to which, additional taxes will be due. If payment of these amounts ultimately proves to be unnecessary, the reversal of the liabilities would result in tax benefits being recognized in the period when we determine the liabilities are no longer necessary. If the estimate of tax liabilities proves to be less than the ultimate tax assessment, a further charge to expense would result. We accrue interest and penalties on tax contingencies as required by FIN 48 and SFAS No. 109. This interest and penalty accrual is classified as income tax provision (benefit) in the Consolidated Statements of Operations and is not considered material. See Note 13 of Notes to our Consolidated Financial Statements.

In addition, foreign exchange gains (losses) may result from estimated tax liabilities, which are expected to be realized in currencies other than the U.S. dollar.

Results of Operations

Revenue

	Year Ended
(Dollars in thousands)	December 28, 2008	December 30, 2007	December 31, 2006
Systems revenue	$820,632	$464,178	$—
Components revenue	614,287	310,612	236,510
Total revenue	$1,434,919	$774,790	$236,510

Total Revenue:  During fiscal 2008 and 2007, our total revenue was $1,434.9 million and $774.8 million, respectively, an increase of 85%. Our fiscal 2007 revenue increased 228% compared to our total revenue in 2006 of $236.5 million. The significant increase in our total revenue from fiscal 2007 to 2008 is attributable in part to the Systems Segment’s installation of more than 40 megawatts of production for several large-scale solar power plants in Spain, the Components Segment’s continued increase in the demand for our solar cells and solar panels and the continued increases in unit production and unit shipments of both solar cells and solar panels as we have expanded our manufacturing capacity. The significant increase in our total revenue from fiscal 2006 to 2007 resulted from the combination of an increase in components revenue of approximately $74.1 million during fiscal 2007, and the addition of $464.2 million in systems revenue for fiscal 2007, as a result of the acquisition of PowerLight (now known as SP Systems). We had twelve, seven and four solar cell manufacturing lines in our two solar cell manufacturing facilities as of December 28, 2008, December 30, 2007 and December 31, 2006, respectively, with a total rated manufacturing capacity of 414 megawatts, 214 megawatts and 108 megawatts, respectively, per year. During fiscal 2008, 2007 and 2006, our two solar cell manufacturing facilities produced 236.9 megawatts, 100.1 megatwatts and 66.7 megawatts, respectively.

Sales outside the United States represented approximately 64%, 55% and 68% of our total revenue for fiscal 2008, 2007 and 2006, respectively, and we expect international sales to remain a significant portion of overall sales for the foreseeable future. International sales as a percentage of our total revenue increased approximately 9% from fiscal 2007 to 2008 as our Systems Segment installed more than 40 megawatts of production for several large-scale solar power plants in Spain in fiscal 2008, and our Components Segment continues to expand our global dealer network, with an emphasis on European expansion. International sales as a percentage of our total revenue decreased approximately 13% from fiscal 2006 to 2007 primarily due to the completion of an approximately 14 megawatt solar power plant at Nellis Air Force Base in Nevada that currently represents our largest installed solar power project in North America.

Concentrations:  We have eight customers that each accounted for more than 10 percent of our total revenue in one or more of fiscal 2008, 2007 and 2006 as follows:

		Year Ended
		December 28, 2008	December 30, 2007	December 31, 2006
Significant customers:	Business Segment
Naturener Group	Systems	18%	*	—%
Sedwick Corporate, S.L.	Systems	11%	*	—%
SolarPack	Systems	*	18%	—%
MMA Renewable Ventures	Systems	*	16%	—%
Conergy AG	Components	*	*	25%
Solon AG	Components	*	*	24%
PowerLight**	Components	n.a.	n.a.	16%
General Electric Company***	Components	*	*	10%

*	denotes less than 10% during the period
**	acquired by us on January 10, 2007
***	includes its subcontracting partner, Plexus Corporation

We generate revenue from two business segments, as follows:

Systems Segment Revenue:  Our systems revenue for fiscal 2008 and 2007 was $820.6 million and $464.2 million, respectively, which accounted for 57% and 60%, respectively, of our total revenue. We had no systems revenue in fiscal 2006. For fiscal 2008 and 2007, 92% and 84%, respectively, of systems revenue was from EPC construction contracts and the remaining 8% and 16%, respectively, was from materials-only sales contracts. Our systems revenue is largely dependent on the timing of revenue recognition on large construction projects and, accordingly, will fluctuate from period to period. For fiscal 2008, our Systems Segment benefited from strong power plant scale demand in Europe, primarily in Spain, and reflected the completion of Spain based projects before the expiration of the pre-existing feed-in tariff in September 2008. For fiscal 2007, our Systems Segment benefited from strong demand for our solar power systems in a rapidly growing solar business environment, particularly with respect to the ongoing evolution of country-specific customer incentive programs.

Naturener Group, Sedwick Corporate, S.L., SolarPack and MMA Renewable Ventures purchased systems from us as central-station power plants which generate electricity for sale to commercial customers and under tariff to regional and public utilities customers. In fiscal 2008 and 2007, approximately 37% and 32%, respectively, of our total revenue was derived from such sales of systems to financing companies that engage in power purchase agreements with end-users of electricity.

Components Segment Revenue:  Components revenue for fiscal 2008, 2007 and 2006 was $614.3 million, $310.6 million and $236.5 million, respectively, or 43%, 40% and 100%, respectively, of our total revenue. During fiscal 2008, our Components Segment benefited from strong demand in the residential and small commercial roof-top markets through our dealer network in both Europe and the United States. During fiscal 2008, we tripled the size of our dealer network by adding more than 350 dealers worldwide. During fiscal 2007 and 2006, our Components Segment benefited from continued strong world-wide demand for our solar power products, increasing sequential quarterly average selling prices and production volume output.

Cost of Revenue

	Year Ended
(Dollars in thousands)	December 28, 2008	December 30, 2007	December 31, 2006
Cost of systems revenue	$653,569	$386,511	$—
Cost of components revenue	417,669	240,475	186,042
Total cost of revenue	$1,071,238	$626,986	$186,042
Total cost of revenue as a percentage of revenue	75%	81%	79%
Total gross margin percentage	25%	19%	21%

Details to cost of systems revenue is as follows:

	Year Ended
(Dollars in thousands)	December 28, 2008	December 30, 2007
Amortization of purchased intangible assets	$7,691	$20,085
Stock-based compensation	10,745	8,187
Factory pre-operating costs	1,069	939
All other cost of revenue	634,064	357,300
Total cost of revenue	$653,569	$386,511
Cost of systems revenue as a percentage of revenue	80%	83%
Total gross margin percentage	20%	17%

Details to cost of components revenue is as follows:

	Year Ended
(Dollars in thousands)	December 28, 2008	December 30, 2007	December 31, 2006
Amortization of purchased intangible assets	$4,305	$4,767	$4,690
Stock-based compensation	8,144	4,213	846
Impairment of long-lived assets	2,203	—	—
Factory pre-operating costs	1,870	3,964	383
All other cost of revenue	401,147	227,531	180,123
Total cost of revenue	$417,669	$240,475	$186,042
Cost of components revenue as a percentage of revenue	68%	77%	79%
Total gross margin percentage	32%	23%	21%

Total Cost of Revenue:  During fiscal 2008 and 2007, our total cost of revenue was $1,071.2 million and $627.0 million, respectively, which represents an increase of 71%. Our fiscal 2007 cost of revenue increased 237% compared to our total cost of revenue in 2006 of $186.0 million. The increase in total cost of revenue resulted from increased volume in all cost of revenue spending categories and corresponds with an increase of 85% in total revenue from fiscal 2007 to 2008 and 228% from fiscal 2006 to 2007. As a percentage of total revenue, our total cost of revenue decreased from 81% in fiscal 2007 to 75% in fiscal 2008. This decrease in total cost of revenue as a percentage of total revenue is reflective of decreased costs of polysilicon beginning in the second quarter of fiscal 2008 and improved manufacturing economies of scale associated with markedly higher production volume, partially offset by (i) a one-time asset impairment charge of $2.2 million in fiscal 2008 relating to the wind-down of our imaging detector product line; (ii) a more favorable mix of business in our Systems Segment that benefited gross margin by approximately five percentage points during fiscal 2007; and (iii) the $2.7 million settlement received from one of our suppliers in the Components Segment during fiscal 2007 in connection with defective materials sold to us during 2006 that was reflected as a reduction to total cost of revenue.

As a percentage of total revenue, our total cost of revenue increased from 79% in fiscal 2006 to 81% in fiscal 2007 primarily due to a $20.1 million increase in amortization of intangible assets charged to cost of systems revenue for fiscal 2007 and an additional $8.2 million in stock-based compensation expense charged to cost of systems revenue incurred in fiscal 2007, both associated with our acquisition of PowerLight (now known as SP Systems). Additionally, costs of raw materials such as polysilicon continued to increase from fiscal 2006 to 2007 and we began incurring pre-operating costs associated with FAB2 and solar panel assembly facility starting in the fourth quarter of 2006. The additional cost of revenue in fiscal 2007 was only partially offset by improved manufacturing economies of scale associated with markedly higher production volume and improved yields.

Since the second half of 2006, we have increased our estimated warranty reserve provision rates based on results of our recent testing that simulates adverse environmental conditions and potential failure rates our solar panels could experience during their 20-year warranty period. Provisions for warranty reserves charged to cost of revenue were $14.2 million, $10.8 million, and $3.2 million during fiscal 2008, 2007 and 2006, respectively. As a result of the acquisitions of SunPower Italia and SunPower Australia in fiscal 2008 and PowerLight (now known as SP Systems) in fiscal 2007, amortization of intangible assets charged to cost of revenue totaled $12.0 million in fiscal 2008, as compared to $24.9 million in fiscal 2007 and $4.7 million in fiscal 2006. Amortization of intangible assets charges represent amortization of purchased technology, patents, trademarks and other intangible assets. Stock-based compensation charges to cost of revenue were $18.9 million, $12.4 million, and $0.8 million during fiscal 2008, 2007 and 2006, respectively. The substantial increase in stock-based compensation expense in fiscal 2008 and 2007 as compared to fiscal 2006 primarily relates to the acquisition of PowerLight (now known as SP Systems).

Systems Segment Gross Margin:  Gross margin was $167.1 million and $77.7 million for fiscal 2008 and 2007, respectively, or 20% and 17% of systems revenue, respectively. Gross margin increased due to a higher percentage of SunPower solar panels used in its projects as well as cost savings we realized from more efficient field implementation of our systems trackers.

Components Segment Gross Margin:  Gross margin was $196.6 million, $70.1 million and $50.5 million for fiscal 2008, 2007 and 2006, respectively, or 32%, 23% and 21%, respectively, of components revenue. Gross margin increased due to higher average solar cell conversion efficiency and better silicon utilization, continued reduction in silicon costs, higher volume, and slightly higher average selling prices.

Research and Development

	Year Ended
(Dollars in thousands)	December 28, 2008	December 30, 2007	December 31, 2006
Research & development	$21,474	$13,563	$9,684
As a percentage of revenue	1%	2%	4%

During fiscal 2008 and 2007, our research and development expense was $21.5 million and $13.6 million, respectively, which represents an increase of 58%. Our fiscal 2007 research and development expense increased 40% compared to $9.7 million in fiscal 2006. The increase in spending year-over-year resulted primarily from: (i) increases in salaries, benefits and stock-based compensation costs as a result of increased headcount from approximately 40 on December 31, 2006 to 70 on December 30, 2007 to 150 on December 28, 2008; and (ii) costs related to the development of our second generation of more efficient solar cells and thinner polysilicon wafers for solar cell manufacturing, as well as development of new processes to automate solar panel assembly operations. These increases were partially offset by grants and cost reimbursements received from various government entities in the United States.

Sales, General and Administrative

	Year Ended
(Dollars in thousands)	December 28, 2008	December 30, 2007	December 31, 2006
Sales, general & administrative	$173,740	$108,256	$21,677
As a percentage of revenue	12%	14%	9%

During fiscal 2008 and 2007, our sales, general and administrative expense, or SG&A expense, was $173.7 million and $108.3 million, respectively, which represents an increase of 60%. Our fiscal 2007 SG&A expense increased 399% compared to $21.7 million in fiscal 2006. The increase in costs year-over-year resulted primarily from higher spending in all of the functional areas to support the growth of our business. Headcount related to SG&A expense increased from approximately 90 on December 31, 2006 to 230 on December 30, 2007 to 640 on December 28, 2008. Additional costs increases were related to sales and marketing spending to expand our global dealer network primarily in Europe and global branding initiatives, as well as increased expenses associated with deployment of a new enterprise resource planning system, legal and accounting services. During fiscal 2008, 2007 and 2006, stock-based compensation included in our SG&A expense was approximately $47.3 million, $37.0 million and $2.8 million, respectively. As a percentage of revenue, SG&A expense decreased to 12% in fiscal 2008 from 14% in fiscal 2007, because these expenses increased at a lower rate than the rate of growth of our revenue. SG&A expense increased from 9% in fiscal 2006 to 14% in fiscal 2007 largely due to the acquisition and integration of PowerLight (now known as SP Systems).

Purchased In-Process Research and Development, or IPR&D

	Year Ended
(Dollars in thousands)	December 28, 2008	December 30, 2007	December 31, 2006
Purchased in-process research and development	$—	$9,575	$—
As a percentage of revenue	n.a.	1%	n.a.

For fiscal 2007, we recorded an IPR&D charge of $9.6 million in connection with the acquisition of PowerLight (now known as SP Systems) in January 2007, as technological feasibility associated with the IPR&D projects had not been established and no alternative future use existed. No in-process research and development expense was recorded for fiscal 2008 and 2006. See Note 3 of Notes to our Consolidated Financial Statements.

Impairment of Acquisition-Related Intangible Assets

	Year Ended
(Dollars in thousands)	December 28, 2008	December 30, 2007	December 31, 2006
Impairment of acquisition-related intangible assets	$—	$14,068	$—
As a percentage of revenue	n.a.	2%	n.a.

For fiscal 2007, we recognized a charge for the impairment of acquisition-related intangible assets of $14.1 million. In June 2007, we changed our branding strategy and consolidated all of our product and service offerings under the SunPower tradename.  As a result of the change in our branding strategy, during the quarter ended July 1, 2007, the net book value of the PowerLight tradename of $14.1 million was written off as an impairment of acquisition-related intangible assets. See Note 3 and 4 of Notes to our Consolidated Financial Statements.

Other Income (Expense), Net

	Year Ended
(Dollars in thousands)	December 28, 2008	December 30, 2007	December 31, 2006
Interest income	$10,789	$13,882	$10,086
As a percentage of revenue	1%	2%	4%
Interest expense	$(4,387)	$(5,071)	$(1,809)
As a percentage of revenue	(0)%	(1)%	(1)%
Other, net	$(27,285)	$(7,593)	$1,077
As a percentage of revenue	(2)%	(1)%	0%

Interest income during fiscal 2008, 2007 and 2006 primarily represents interest income earned on our cash, cash equivalents, restricted cash and investments during these periods. The decrease in interest income of 22% from fiscal 2007 to 2008 resulted from lower cash holdings related to capital expenditures for our manufacturing capacity expansion. The increase in interest income of 38% from fiscal 2006 to 2007 is primarily the effect of interest earned on $581.5 million in net proceeds from our class A common stock and convertible debenture offerings in February and July 2007, partially offset by the use of cash for capital expenditures for our manufacturing capacity expansion.

Interest expense during fiscal 2008 and 2007 relates to interest due on convertible debt and customer advance payments. Interest expense during fiscal 2006 primarily relates to customer advance payments. The decrease in interest expense of 13% from fiscal 2007 to 2008 resulted from capitalized interest of $1.4 million in fiscal 2008. The increase in interest expense of 180% from fiscal 2006 to 2007 is primarily due to interest related to the aggregate of $425.0 million in convertible debentures issued in February and July 2007. Our convertible debt was used in part to fund our capital expenditures for our manufacturing capacity expansion.

In May 2008, the FASB issued FSP APB 14-1 “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement),” or FSP APB 14-1, which clarifies the accounting for convertible debt instruments that may be settled in cash upon conversion. FSP APB 14-1 significantly impacts the accounting for our convertible debt by requiring us to separately account for the liability and equity components of the convertible debt in a manner that reflects interest expense equal to our non-convertible debt borrowing rate. FSP APB 14-1 may result in significantly higher non-cash interest expense on our convertible debt. FSP APB 14-1 is effective for fiscal years and interim periods beginning after December 15, 2008, and retrospective application will be required for all periods presented.

The following table summarizes the components of other, net:

	Year Ended
(In thousands)	December 28, 2008	December 30, 2007	December 31, 2006
Write-off of unamortized debt issuance costs	$(972)	$(8,260)	$—
Amortization of debt issuance costs	—	(1,710)	—
Impairment of investments	(5,408)	—	—
Gain (loss) on derivatives and foreign exchange, net of tax	(20,602)	2,086	863
Other income (expense), net	(303)	291	214
Total other, net	$(27,285)	$(7,593)	$1,077

 Other, net expenses during fiscal 2008 consists primarily of losses totaling $6.5 million from expensing the time value of option contracts, losses totaling $14.1 million on derivatives and foreign exchange largely due to the volatility in the current markets, a $1.0 million write-off of unamortized debt issuance costs as a result of the market price conversion trigger on our senior convertible debentures being met in December 2007 and impairment charges totaling $5.4 million for auction rate securities, certain money market securities and non-publicly traded investments. Other, net expenses during fiscal 2007 consists primarily of a write-off of unamortized debt issuance costs totaling $8.3 million and amortization of debt issuance costs totaling $1.7 million, offset slightly by gains totaling $2.1 million from derivatives and foreign exchange. For fiscal 2006, other, net income consists primarily of gains from derivatives and foreign exchange.

Income Taxes

	Year Ended
(Dollars in thousands)	December 28, 2008	December 30, 2007	December 31, 2006
Income tax provision (benefit)	$69,368	$(5,920)	$1,945
As a percentage of revenue	5%	(1)%	1%

In fiscal 2008, our income tax expense was primarily composed of domestic and foreign income taxes in certain jurisdictions where our operations are profitable. In fiscal 2007, our income tax benefit was principally the result of recognition of deferred tax assets to the extent of deferred tax liabilities created by the acquisition of PowerLight (now known as SP Systems) in January 2007, net of foreign income taxes in profitable jurisdictions where the tax rates are less than the U.S. statutory rate. In fiscal 2006, our income tax expense was predominately for foreign income taxes in certain jurisdictions where operations were profitable.

As of December 28, 2008, we had federal net operating loss carryforwards of approximately $57.6 million. These federal net operating loss carryforwards will expire in 2027. We had California state net operating loss carryforwards of approximately $73.6 million as of December 28, 2008, which expire at various dates from 2011 to 2017. We also had research and development credit carryforwards of approximately $4.0 million for federal tax purposes and $4.6 million for state tax purposes. We have provided a valuation allowance on our deferred tax assets in the U.S., consisting primarily of net operating loss carryforwards and credits, because of the uncertainty of their realizability. We expect it is more likely than not that we will not realize our net deferred tax assets as of December 28, 2008. In the event we determine that the realization of these deferred tax assets associated with our acquisition of PowerLight (now known as SP Systems) and Cypress’s acquisition of us is more likely than not to occur, the reversal of the related valuation allowance will first reduce goodwill, then intangible assets and lastly as a reduction to the provision for taxes. Due in part to equity financings, we experienced “ownership changes” as defined in Section 382 of the Internal Revenue Code, or the Code. Accordingly, our use of a portion of the net operating loss carryforwards and credit carryforwards is limited by the annual limitations described in Sections 382 and 383 of the Code. The majority of the net operating loss carryforwards were created by employee stock transactions. Because there is uncertainty as to the realizability of the loss carryforwards, the portion created by employee stock transactions are not reflected on our Consolidated Balance Sheets.

 Equity in earnings of unconsolidated investees

	Year Ended
(Dollars in thousands)	December 28, 2008	December 30, 2007	December 31, 2006
Equity in earnings of unconsolidated investees, net of taxes	$14,077	$(278)	$—
As a percentage of revenue	1%	(0)%	n.a.

During fiscal 2008 and 2007, our equity in earnings of unconsolidated investees were gains of $14.1 million and losses of $0.3 million, respectively. Our share of Woongjin Energy’s income totaled $14.2 million in fiscal 2008 as compared to a loss of $0.3 million in fiscal 2007 due to 1) increases in production since Woongjin Energy began manufacturing in the third quarter of fiscal 2007; 2) our equity investment increased from 19.9% as of December 30, 2007 to 40.0% as of December 28, 2008; and 3) a $6.3 million foreign currency transaction gain that resulted from the strengthening of the U.S. dollar versus the Korean Won. First Philec Solar became operational in the second quarter of fiscal 2008 and our share of the joint venture’s loss totaled $0.1 million in fiscal 2008. See Note 10 of Notes to our Consolidated Financial Statements.

Liquidity and Capital Resources

In December 2008, we borrowed Malaysian Ringgit 190.0 million, or approximately $54.6 million, from the Malaysian Government under a Malaysian Ringgit 1.0 billion, or approximately $287.4 million, facility agreement we entered into in connection with the construction of FAB3 in Malaysia. In February 2007, we raised $194.0 million net proceeds from the issuance of 1.25% senior convertible debentures. In July 2007, we raised $220.1 million net proceeds from the issuance of 0.75% senior convertible debentures and $167.4 million net proceeds from the completion of a follow-on offering of 2.7 million shares of our class A common stock. In June 2006, we received net proceeds of approximately $197.4 million from a follow-on offering of 7.0 million shares of class A common stock.

Cash Flows

A summary of the sources and uses of cash and cash equivalents is as follows:

	Year Ended
(Dollars in thousands)	December 28, 2008	December 30, 2007	December 31, 2006
Net cash provided by (used in) operating activities	$153,647	$2,372	$(45,966)
Net cash used in investing activities	(325,790)	(474,118)	(133,330)
Net cash provided by financing activities	93,381	584,625	201,300

Operating Activities

Net cash provided by operating activities of $153.6 million in fiscal 2008 was primarily the result of net income of $92.3 million, plus non-cash charges totaling $149.3 million for depreciation, impairment of investments and long-lived assets, amortization, write-off of debt issuance costs and stock-based compensation expense, less non-cash income of $14.1 million for our equity share in earnings of joint ventures, as well as increases in accounts payable and other accrued liabilities of $147.2 million, mainly due to capital expenditures for our manufacturing capacity expansion, and customer advances of $40.1 million, primarily for future polysilicon purchases by customers that manufacture ingots which are sold back to us under an ingot supply agreement. These items were partially offset by decreases in billings in excess of costs and estimated earnings of $57.4 million related to contractual timing of system project billings, as well as increases in inventories of $99.0 million, mainly due to our agreement to design and build two solar photovoltaic power plants for Florida Power & Light Company, or FPL, accounts receivable of $57.6 million and other changes in operating assets and liabilities totaling $47.2 million. The significant increases in substantially all of our operating assets and liabilities resulted from our substantial revenue increase in fiscal 2008 compared to previous years which impacted net income and working capital.

Net cash generated from operating activities of $2.4 million in fiscal 2007 was primarily the result of net income of $9.2 million, plus non-cash charges totaling $141.0 million for depreciation, amortization, purchased in-process research and development, impairment of acquisition-related intangible assets, write-off of debt issuance costs, stock-based compensation expense and equity share in loss of joint ventures. In addition, cash provided by operating activities in fiscal 2007 resulted from increases in accounts payable and other accrued liabilities of $42.3 million, billings in excess of costs and estimated earnings of $29.9 million and customer advances of $29.4 million. These items were partially offset by increases in inventory of $69.2 million, advances to suppliers of $83.6 million related to our existing supply agreements, accounts receivable of $42.7 million, costs and estimated earnings in excess of billings of $32.6 million related to contractual timing of system project billings and other changes in operating assets and liabilities totaling $21.3 million. The significant increases in substantially all of our operating assets and liabilities resulted from the acquisition of PowerLight (now known as SP Systems), as well as our substantial revenue increase in fiscal 2007 compared to previous years which impacted net income and working capital.

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

Investing Activities

Net cash used in investing activities during fiscal 2008, 2007 and 2006 was $325.8 million, $474.1 million and $133.3 million, respectively, which primarily relates to capital expenditures of $265.5 million, $193.4 million and $100.2 million, respectively, incurred during each year. Capital expenditures were mainly associated with manufacturing capacity expansion in the Philippines. Also during fiscal 2008, (i) restricted cash increased by $107.4 million for advanced payments received from customers that we provided security in the form of cash collateralized bank standby letters of credit and for the first drawdown under the facility agreement with the Malaysian government; (ii) we paid cash of $18.3 million for the acquisitions of SunPower Italia and SunPower Australia, net of cash acquired; and (iii) we invested an additional $24.6 million in joint ventures and other private companies. Cash used in investing activities was partially offset by $90.1 million in proceeds received from the sales of available-for-sale securities, net of available-for-sale securities purchased during the period and investment in the Reserve Funds re-designated from cash and cash equivalents to short-term investments.

During fiscal 2007, (i) we used $118.0 million of cash for purchases of available-for-sale securities, net of available-for-sale securities sold during the year; (ii) we paid $98.6 million in cash for the acquisition of PowerLight, net of cash acquired; (iii) we had $63.2 million of restricted cash for advanced payments received from customers that we provided security in the form of cash collateralized bank standby letters of credit; and (iv) we invested $0.9 million in our First Philec Solar joint venture. During fiscal 2006, (i) we used $16.5 million to purchase short-term marketable investment securities, net of short-term marketable investment securities sold during the year; (ii) we loaned $10.0 million to PowerLight, which we subsequently acquired on January 10, 2007 and (iii) we invested $5.0 million in our Woongjin Energy joint venture.

Financing Activities

Net cash provided by financing activities during fiscal 2008 reflects proceeds received of Malaysian Ringgit 190.0 million (approximately $54.6 million) from the Malaysian Government under our facility agreement, $5.1 million from stock option exercises and $41.5 million in excess tax benefits from stock-based award activity, partially offset by cash paid of $6.7 million for treasury stock purchases that were used to pay withholding taxes on vested restricted stock and $1.2 million for conversion of convertible debt.

Net cash provided by financing activities during fiscal 2007 primarily reflects (i) $194.0 million in net proceeds from the issuance of $200.0 million in principal amount of 1.25% senior convertible debentures in February 2007; (ii) $220.1 million in net proceeds from the issuance of $225.0 million in principal amount of 0.75% senior convertible debentures in July 2007; and (iii) $167.4 million in net proceeds from our follow-on public offering of 2.7 million shares of our class A common stock in July 2007. Also during fiscal 2007, we paid $3.6 million on an outstanding line of credit, paid $2.0 million for treasury stock purchases used to pay withholding taxes on vested restricted stock, received $8.5 million in proceeds from stock option exercises and received $0.2 million from employees for the conversion of stock appreciation rights to restricted stock units.

Net cash provided by financing activities during fiscal 2006 reflects $197.4 million in net proceeds from our follow-on public offering of 7.0 million shares of our class A common stock in June 2006 and receipt of $3.9 million in proceeds from exercises of employee stock options.

Debt and Credit Sources

Line of Credit

On July 13, 2007, we entered into a credit agreement with Wells Fargo Bank, N.A., or Wells Fargo, that was amended from time to time, providing for a $50.0 million uncollateralized revolving credit line, with a $50.0 million uncollateralized letter of credit subfeature, and a separate $150.0 million collateralized letter of credit facility as of December 28, 2008. We may borrow up to $50.0 million and request that Wells Fargo issue up to $50.0 million in letters of credit under the uncollateralized letter of credit subfeature. Letters of credit issued under the subfeature reduce our borrowing capacity under the revolving credit line. Additionally, we may request that Wells Fargo issue up to $150.0 million in letters of credit under the collateralized letter of credit facility through July 31, 2012. As detailed in the agreement, we pay interest of LIBOR plus 1.25% on outstanding borrowings under the uncollateralized revolving credit line, and a fee of 1.0% and 0.2% for outstanding letters of credit under the uncollateralized letter of credit subfeature and collateralized letter of credit facility, respectively. At any time, we can prepay outstanding loans. In February 2009, we amended the credit agreement to extend the expiration date for the uncollateralized revolving credit line and uncollateralized letter of credit subfeature from April 4, 2009 to July 3, 2009. In addition, we are negotiating another amendment to revise the existing credit agreement with Wells Fargo to further extend the expiration date for the uncollateralized revolving credit line and uncollateralized letter of credit subfeature. All letters of credit issued under the collateralized letter of credit facility expire no later than July 31, 2012. If we and Wells Fargo do not agree to amend the credit agreement to futher extend the deadline, all borrowings under the uncollateralized revolving credit line must be repaid by July 3, 2009, and all letters of credit issued under the uncollateralized letter of credit subfeature expire on or before July 3, 2009 unless we provide by such date collateral in the form of cash or cash equivalents in the aggregate amount available to be drawn under letters of credit outstanding at such time.

In connection with the credit agreement, we entered into a security agreement with Wells Fargo, granting a security interest in a securities account and deposit account to secure our obligations in connection with any letters of credit that might be issued under the credit agreement. SunPower North America, Inc., SP Systems and SunPower Systems SA, our wholly-owned subsidiaries, also entered into an associated continuing guaranty with Wells Fargo. The terms of the credit agreement include certain conditions to borrowings, representations and covenants, and events of default customary for financing transactions of this type. If we fail to comply with the financial and other restrictive covenants contained in the credit agreement resulting in an event of default, all debt could become immediately due and payable. Financial and other restrictive covenants include, but are not limited to, net income adjusted for purchase accounting not less than $1.00 in each period of four consecutive quarters as of the recently completed fiscal quarter, total liabilities divided by tangible net worth not exceeding two to one as of the end of each fiscal quarter; and no declaration or payment of dividends.

As of December 28, 2008 and December 30, 2007, letters of credit totaling $29.9 million and $32.0 million, respectively, were issued by Wells Fargo under the uncollateralized letter of credit subfeature. In addition, letters of credit totaling $76.5 million and $47.9 million were issued by Wells Fargo under the collateralized letter of credit facility as of December 28, 2008 and December 30, 2007, respectively. On December 28, 2008 and December 30, 2007, cash available to be borrowed under the uncollateralized revolving credit line was $20.1 million and $18.0 million, respectively, and includes letter of credit capacities available to be issued by Wells Fargo under the uncollateralized letter of credit subfeature of $20.1 million and $8.0 million, respectively. Letters of credit available under the collateralized letter of credit facility at December 28, 2008 and December 30, 2007 totaled $73.5 million and $2.1 million, respectively. See Note 11 of Notes to our Consolidated Financial Statements.

Debt Issuance with the Malaysian Government

On December 18, 2008, we entered into a facility agreement with the Malaysian Government. In connection with the facility agreement, we executed a debenture and deed of assignment in favor of the Malaysian Government, granting a security interest in a deposit account and all assets of SunPower Malaysia Manufacturing Sdn. Bhd., our wholly-owned subsidiary, to secure our obligations under the facility agreement.

Under the terms of the facility agreement, we may borrow up to Malaysian Ringgit 1.0 billion, or approximately $287.4 million, to finance the construction of FAB3 in Malaysia. The loans within the facility agreement are divided into two tranches that may be drawn through June 2010. Principal is to be repaid in six quarterly payments starting in July 2015, and a non-weighted average interest rate of approximately 4.4% per annum accrues and is payable starting in July 2015. As of December 28, 2008, we had borrowed Malaysian Ringgit 190.0 million, or approximately $54.6 million, under the facility agreement. In January 2009, we borrowed an additional Malaysian Ringgit 185.0 million, or approximately $51.0 million, under the facility agreement. We have the ability to prepay outstanding loans and all borrowings must be repaid by October 30, 2016. The terms of the facility agreement include certain conditions to borrowings, representations and covenants, and events of default customary for financing transactions of this type.

1.25% and 0.75% Convertible Debt Issuance

In February 2007, we issued $200.0 million in principal amount of our 1.25% senior convertible debentures, or the 1.25% debentures, and received net proceeds of $194.0 million. Interest on the 1.25% debentures is payable on February 15 and August 15 of each year, commencing August 15, 2007. The 1.25% debentures will mature on February 15, 2027. Holders may require us to repurchase all or a portion of their 1.25% debentures on each of February 15, 2012, February 15, 2017 and February 15, 2022, or if we experience certain types of corporate transactions constituting a fundamental change. Any repurchase of the 1.25% debentures pursuant to these provisions will be for cash at a price equal to 100% of the principal amount of the 1.25% debentures to be repurchased plus accrued and unpaid interest. In addition, we may redeem some or all of the 1.25% debentures on or after February 15, 2012 for cash at a redemption price equal to 100% of the principal amount of the 1.25% debentures to be redeemed plus accrued and unpaid interest.

In July 2007, we issued $225.0 million in principal amount of our 0.75% senior convertible debentures, or the 0.75% debentures, and received net proceeds of $220.1 million. Interest on the 0.75% debentures is payable on February 1 and August 1 of each year, commencing February 1, 2008. The 0.75% debentures will mature on August 1, 2027. Holders may require us to repurchase all or a portion of their 0.75% debentures on each of August 1, 2010, August 1, 2015, August 1, 2020 and August 1, 2025, or if we experience certain types of corporate transactions constituting a fundamental change. Any repurchase of the 0.75% debentures pursuant to these provisions will be for cash at a price equal to 100% of the principal amount of the 0.75% debentures to be repurchased plus accrued and unpaid interest. In addition, we may redeem some or all of the 0.75% debentures on or after August 1, 2010 for cash at a redemption price equal to 100% of the principal amount of the 0.75% debentures to be redeemed plus accrued and unpaid interest. Therefore, the 0.75% debentures will be classified as short-term debt in our Consolidated Balance Sheets beginning on August 1, 2009. See Note 11 of Notes to our Consolidated Financial Statements.

Liquidity

 As of December 28, 2008, we had cash and cash equivalents of $202.3 million as compared to $285.2 million as of December 30, 2007. Our cash balances are held in numerous locations throughout the world, including substantial amounts held outside of the U.S. Most of the amounts held outside of the U.S. could be repatriated to the U.S. but, under current law, would be subject to U.S. federal income taxes, less applicable foreign tax credits. We have accrued U.S. federal taxes on the earnings of our foreign subsidiaries except when the earnings are considered indefinitely reinvested outside of the U.S. Repatriation could result in additional U.S. federal income tax payments in future years.

In addition, we had short-term investments and long-term investments of $17.2 million and $23.6 million as of December 28, 2008, respectively, as compared to $105.5 million and $29.1 million as of December 30, 2007, respectively. The decrease in the balance of our cash and cash equivalents, short-term investments and long-term investments as of December 28, 2008 compared to the balance as of December 30, 2007 was due primarily to the liquidation of a substantial portion of our investment portfolio to fund our capital expenditures for our manufacturing capacity expansion.

Of the $26.1 million invested in auction rate securities on December 28, 2008, we have estimated the loss to be approximately $2.5 million and we recorded an impairment charge of $2.5 million in “Other, net” in our Consolidated Statements of Operations thereby establishing a new cost basis of $23.6 million for the auction rate securities. If market conditions were to deteriorate even further such that the current fair value were not achievable, we could realize additional impairment losses related to our auction rate securities. As of December 28, 2008, we held five auction rate securities totaling $23.6 million as compared to ten auction rate securities totaling $50.8 million as of December 30, 2007. These auction rate securities are typically over-collateralized and secured by pools of student loans originated under the FFELP and are guaranteed and insured by the U.S. Department of Education. In addition, all auction rate securities held are rated by one or more of the NRSROs as triple-A. Beginning in February 2008, the auction rate securities market experienced a significant increase in the number of failed auctions, resulting from a lack of liquidity, which occurs when sell orders exceed buy orders, and does not necessarily signify a default by the issuer. All auction rate securities invested in at December 28, 2008 and $29.1 million out of $50.8 million invested in auction rate securities at December 30, 2007 have failed to clear at auctions in subsequent periods. For failed auctions, we continue to earn interest on these investments at the maximum contractual rate as the issuer is obligated under contractual terms to pay penalty rates should auctions fail. Historically, failed auctions have rarely occurred, however, such failures could continue to occur in the future. In the event we need to access these funds, we will not be able to do so until a future auction is successful, the issuer redeems the securities, a buyer is found outside of the auction process or the securities mature. Accordingly, auction rate securities at December 28, 2008 and December 30, 2007 totaling $23.6 million and $29.1 million, respectively, are classified as long-term investments on the Consolidated Balance Sheets, because they are not expected to be used to fund current operations and consistent with the stated contractual maturities of the securities.

In the second quarter of fiscal 2008, we sold auction rate securities with a carrying value of $12.5 million for their stated par value of $13.0 million to the issuer of the securities outside of the auction process. On February 4, 2009, we sold an additional auction rate security with a carrying value of $4.5 million on December 28, 2008 for $4.6 million to a third-party outside of the auction process.

For the year ended December 30, 2007, the closing price of our class A common stock equaled or exceeded 125% of the $56.75 per share initial effective conversion price governing the 1.25% debentures and the $82.24 per share initial effective conversion price governing the 0.75% debentures, for 20 out of 30 consecutive trading days ending on December 30, 2007. As a result, the market price conversion trigger pursuant to the terms of both debentures was satisfied. As of the first trading day of the first quarter in fiscal 2008, holders of the 1.25% debentures and 0.75% debentures were able to exercise their right to convert the debentures any day in that fiscal quarter. Therefore, since holders of the 1.25% debentures and 0.75% debentures were able to exercise their right to convert the debentures in the first quarter of fiscal 2008, we classified the $425.0 million in aggregate convertible debt as short-term debt in our Consolidated Balance Sheets as of December 30, 2007. In addition, we wrote off $8.2 million and $1.0 million of unamortized debt issuance costs in the fourth quarter of fiscal 2007 and first quarter of fiscal 2008, respectively. No holders of the 1.25% debentures and 0.75% debentures exercised their right to convert the debentures in the first quarter of fiscal 2008.

For the quarter ended September 28, 2008, the closing price of our class A common stock equaled or exceeded $70.94, or 125% of the applicable conversion price for our 1.25% debentures, for 20 out of 30 consecutive trading days ending on September 28, 2008, thus satisfying the market price conversion trigger pursuant to the terms of the 1.25% debentures. During the fourth quarter in fiscal 2008, holders of the 1.25% debentures were able to exercise their right to convert the debentures any day in that fiscal quarter. As of December 28, 2008, we received notices for the conversion of approximately $1.4 million of the 1.25% debentures which we have settled for approximately $1.2 million in cash and 1,000 shares of class A common stock.

Because the closing price of our class A common stock on at least 20 of the last 30 trading days during the fiscal quarter ended December 28, 2008 did not equal or exceed $70.94, or 125% of the applicable conversion price for our 1.25% debentures, and $102.80, or 125% of the applicable conversion price governing our 0.75% debentures, holders of both debentures are unable to exercise their right to convert the debentures, based on the market price conversion trigger, any day in the first quarter of fiscal 2009, which began on December 29, 2008. Accordingly, we classified the $423.6 million in aggregate convertible debt as long-term debt in our Consolidated Balance Sheets as of December 28, 2008. This test is repeated each fiscal quarter, therefore, if the market price conversion trigger is satisfied in a subsequent quarter, the debentures may again be re-classified as short-term debt. See Note 11 of Notes to our Consolidated Financial Statements.

In addition, the holders of our 1.25% debentures and 0.75% debentures would be able to exercise their right to convert the debentures during the five consecutive business days immediately following any five consecutive trading days in which the trading price of our senior convertible debentures is less than 98% of the average of the closing sale price of a share of class A common stock during the five consecutive trading days, multiplied by the applicable conversion rate. On December 28, 2008, our 1.25% debentures and 0.75% debentures traded significantly below their historic trading prices. If the trading prices of our debentures continue to decline, holders of the debentures may have the right to convert the debentures in the future.

We believe that our current cash and cash equivalents, cash generated from operations, and funds available from the credit agreement with Wells Fargo and facility agreement with the Malaysian Government will be sufficient to meet our working capital and capital expenditure commitments for at least the next 12 months. However, there can be no assurance that our liquidity will be adequate over time. For instance, we expect to continue to make significant capital expenditures in our manufacturing facilities, including through building purchases or long-term leases, and, in May 2008, we announced plans to construct FAB3 which will be located in Malaysia. We expect total capital expenditures in the range of $350 million to $400 million in 2009 as we continue to increase our solar cell and solar panel manufacturing capacity in the Philippines and Malaysia. These expenditures would be greater if we decide to bring capacity on line more rapidly. If our capital resources are insufficient to satisfy our liquidity requirements, we may seek to sell additional equity securities or debt securities or obtain other debt financing. However, after the tax-free distribution of our shares by Cypress on September 29, 2008, our ability to sell additional equity securities to obtain additional financing is limited before triggering our obligation to indemnify Cypress for taxes relating to the distribution of our class B common stock. The sale of additional equity securities or convertible debt securities would result in additional dilution to our stockholders and may not be available on favorable terms or at all, particularly in light of the current crises in the financial and credit markets. Additional debt would result in increased expenses and would likely impose new restrictive covenants like the covenants under the credit agreement with Wells Fargo. Financing arrangements may not be available to us, or may not be available in amounts or on terms acceptable to us.

We expect to experience growth in our operating expenses, including our research and development, sales and marketing and general and administrative expenses, for the foreseeable future to execute our business strategy. We may also be required to purchase polysilicon in advance to secure our wafer supplies or purchase third-party solar panels and materials in advance to support systems projects. We intend to fund these activities with existing cash and cash equivalents, cash generated from operations and, if necessary, borrowings under our credit agreement with Wells Fargo. These anticipated increases in operating expenses may not result in an increase in our revenue and our anticipated revenue may not be sufficient to support these increased expenditures. We anticipate that operating expenses, working capital and capital expenditures will constitute a significant use of our cash resources.

Contractual Obligations

The following summarizes our contractual obligations at December 28, 2008:

	Payments Due by Period
(In thousands)	Total	2009	2010 – 2011	2012 – 2013	Beyond 2013
Customer advances, including interest	$111,440	$19,800	$27,640	$16,000	$48,000
Loan from Malaysian Government	54,598	—	—	—	54,598
Convertible debt, including interest	499,965	4,170	8,340	8,340	479,115
Lease commitments	41,970	5,502	8,935	5,997	21,536
Utility obligations	750	—	—	—	750
Royalty obligations	585	585	—	—	—
Non-cancelable purchase orders	113,127	112,477	650	—	—
Purchase commitments under agreements	3,253,823	344,009	1,051,213	568,218	1,290,383
Total	$4,076,258	$486,543	$1,096,778	$598,555	$1,894,382

Customer advances and interest on customer advances relate to advance payments received from customers for future purchases of solar power products. Loan from the Malaysian Government relates to amounts borrowed for the financing and operation of FAB3 to be constructed in Malaysia. Convertible debt and interest on convertible debt relate to the aggregate of $423.6 million in principal amount of our senior convertible debentures. For the purpose of the table above, we assume that all holders of the convertible debt will hold the debentures through the date of maturity in fiscal 2027 and upon conversion, the values of the convertible debt are equal to the aggregate principal amount of $423.6 million with no premiums. Lease commitments primarily relate to our 5-year lease agreement with Cypress for our headquarters in San Jose, California, an 11-year lease agreement with an unaffiliated third-party for our administrative, research and development offices in Richmond, California and other leases for various office space. Utility obligations relate to our 11-year lease agreement with an unaffiliated third-party for our administrative, research and development offices in Richmond, California. Royalty obligations result from several of the Systems Segment government awards and existing agreements. Non-cancelable purchase orders relate to purchases of raw materials for inventory, services and manufacturing equipment from a variety of vendors. Purchase commitments under agreements relate to arrangements entered into with suppliers of polysilicon, ingots, wafers, solar cells and solar panels as well as agreements to purchase solar renewable energy certificates from solar installation owners in New Jersey. These agreements specify future quantities and pricing of products to be supplied by the vendors for periods up to eleven years and there are certain consequences, such as forfeiture of advanced deposits and liquidated damages relating to previous purchases, in the event that we terminate the arrangements.

As of December 28, 2008 and December 30, 2007, total liabilities associated with uncertain tax positions under FIN 48 were $12.8 million and $4.1 million, respectively, and are included in other long-term liabilities on our Consolidated Balance Sheets at December 28, 2008 and December 30, 2007, respectively, as they are not expected to be paid within the next twelve months. Due to the complexity and uncertainty associated with our tax positions, we cannot make a reasonably reliable estimate of the period in which cash settlement will be made for our liabilities associated with uncertain tax positions in other long-term liabilities, therefore, they have been excluded from the table above. See Note 9 of Notes to our Consolidated Financial Statements.

Polysilicon Supply Agreement

In January 2009, we entered into a polysilicon supply agreement with Hemlock Semiconductor Corporation, or Hemlock. The agreement provides the general terms and conditions pursuant to which we will purchase, on a firm commitment basis, fixed annual quantities of polysilicon at specified prices from 2011 through 2020. Under the agreement, we are required to make prepayments to Hemlock of $14.5 million in 2009, $101.8 million in 2010, $101.8 million in 2011, and $72.7 million in 2012, and such prepayments will be credited against future deliveries of polysilicon to us. We expect to supply the polysilicon to third-parties that will manufacture ingots and wafers for us using such polysilicon. The aggregate quantity of polysilicon to be purchased over the term of the agreement is expected to support approximate 3.5 gigawatts of solar cell manufacturing production based on our expected silicon utilization during such period.

Off-Balance-Sheet Arrangements

As of December 28, 2008, we did not have any significant off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Recent Accounting Pronouncements

See Note 1 of Notes to our Consolidated Financial Statements for a description of certain other recent accounting pronouncements including the expected dates of adoption and effects on our results of operations and financial condition.

ITEM 7A: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We are exposed to interest rate risk because many of our customers depend on debt financing to purchase our solar power systems. An increase in interest rates could make it difficult for our customers to secure the financing necessary to purchase our solar power systems on favorable terms, or at all, and thus lower demand for our solar power products, reduce revenue and adversely impact our operating results. An increase in interest rates could lower a customer’s return on investment in a system or make alternative investments more attractive relative to solar power systems, which, in each case, could cause our customers to seek alternative investments that promise higher returns or demand higher returns from our solar power systems, reduce gross margin and adversely impact our operating results. This risk is becoming more significant to our Systems Segment, which is placing increasing reliance upon direct sales to financial institutions which sell electricity to end customers under a power purchase agreement. This sales model is highly sensitive to interest rate fluctuations and the availability of liquidity, and would be adversely affected by increases in interest rates or liquidity constraints.

In addition, our investment portfolio consists of a variety of financial instruments that exposes us to interest rate risk, including, but not limited to, money market funds, bank notes, commercial paper and corporate securities. These investments are generally classified as available-for-sale and, consequently, are recorded on our balance sheet at fair market value with their related unrealized gain or loss reflected as a component of accumulated other comprehensive income (loss) in stockholders’ equity. Due to the relatively short-term nature of our investment portfolio, we do not believe that an immediate 10% increase in interest rates would have a material effect on the fair market value of our portfolio. Since we believe we have the ability to liquidate this portfolio, we do not expect our operating results or cash flows to be materially affected to any significant degree by a sudden change in market interest rates on our investment portfolio.

Reserve Funds

At December 28, 2008, we had $7.2 million invested in Reserve Funds. The net asset value per share for the Reserve Funds fell below $1.00 because the funds had investments in Lehman, which filed for bankruptcy on September 15, 2008. As a result of this event, the Reserve Funds wrote down their investments in Lehman to zero. We have estimated our loss on the Reserve Funds to be approximately $1.0 million based on an evaluation of the fair value of the securities held by the Reserve Funds and the net asset value that was last published by the Reserve Funds before the funds suspended redemptions. We recorded an impairment charge of $1.0 million during fiscal 2008 in “Other, net” in our Consolidated Statements of Operations, thereby establishing a new cost basis for each fund.

On January 30, 2009 and February 20, 2009, we received a distribution of $2.1 million and $1.6 million, respectively, from the Reserve Funds. We expect that the remaining distribution of $3.5 million from the Reserve Funds will occur over the remaining nine months as the investments held in the funds mature. While we expect to receive substantially all of our current holdings in the Reserve Funds within the next nine months, it is possible we may encounter difficulties in receiving distributions given the current credit market conditions. If market conditions were to deteriorate even further such that the current fair value were not achievable, we could realize additional losses in our holdings with the Reserve Funds and distributions could be further delayed. See Note 6 of Notes to our Consolidated Financial Statements.

Auction Rate Securities

Auction rate securities are variable rate debt instruments with interest rates that, unless they fail to clear at auctions, are reset approximately every seven to 49 days. The “stated” or “contractual” maturities for these securities generally are between 20 to 30 years. The auction rate securities are classified as available for sale under SFAS No. 115 and are recorded at fair value. Typically, the carrying value of auction rate securities approximates fair value due to the frequent resetting of the interest rates. Of the $26.1 million invested in auction rate securities on December 28, 2008, we have estimated the loss to be approximately $2.5 million and we recorded an impairment charge of $2.5 million in “Other, net” in our Consolidated Statements of Operations thereby establishing a new cost basis of $23.6 million for the auction rate securities. If market conditions were to deteriorate even further such that the current fair value were not achievable, we could realize additional impairment losses related to our auction rate securities. All auction rate securities invested in at December 28, 2008 and $29.1 million out of $50.8 million invested in auction rate securities at December 30, 2007 have failed to clear at auctions in subsequent periods. These auction rate securities are typically over-collateralized and secured by pools of student loans originated under the FFELP and are guaranteed and insured by the U.S. Department of Education. In addition, all auction rate securities held are rated by one or more of the NRSROs as triple-A. We continue to earn interest on these investments at the maximum contractual rate as the issuer is obligated under contractual terms to pay penalty rates should auctions fail. In the second quarter of fiscal 2008, we sold auction rate securities with a carrying value of $12.5 million for their stated par value of $13.0 million to the issuer of the securities outside of the auction process. On February 4, 2009, we sold an additional auction rate security with a carrying value of $4.5 million on December 28, 2008 for $4.6 million to a third-party outside of the auction process. See Note 6 of Notes to our Consolidated Financial Statements. We will continue to analyze our auction rate securities each reporting period for impairment and may be required to record additional impairment charges if the issuer of the auction rate securities is unable to successfully close future auctions or does not redeem the securities.

Convertible Debt

The fair market value of our 1.25% debentures and 0.75% debentures is subject to interest rate risk, market price risk and other factors due to the convertible feature of the debentures. The fair market value of the debentures will generally increase as interest rates fall and decrease as interest rates rise. In addition, the fair market value of the debentures will generally increase as the market price of our common stock increases and decrease as the market price falls. The interest and market value changes affect the fair market value of the debentures but do not impact our financial position, cash flows or results of operations due to the fixed nature of the debt obligations. As of December 28, 2008 and December 30, 2007, the estimated fair value of the debentures was approximately $310.7 million and $831.9 million, respectively, based on quoted market prices as reported by Bloomberg. A 10% increase in quoted market prices would increase the estimated fair value of the debentures to approximately $341.8 million and $915.1 million as of December 28, 2008 and December 30, 2007, respectively, and a 10% decrease in the quoted market prices would decrease the estimated fair value of the debentures to $279.7 million and $748.7 million, respectively.

Investments in Non-Public Companies

Our investments held in non-public companies expose us to equity price risk. As of December 28, 2008, non-publicly traded investments of $3.1 million are accounted for using the cost method and $29.0 million are accounted for using the equity method. As of December 30, 2007, non-publicly traded investments of $5.3 million were accounted for using the equity method. These strategic investments in third-parties are subject to risk of changes in market value, which if determined to be other-than-temporary, could result in realized impairment losses. We generally do not attempt to reduce or eliminate our market exposure in these cost and equity method investments. We regularly monitor these non-publicly traded investments for impairment and record reductions in the carrying values when necessary. Circumstances that indicate an other-than-temporary decline include valuation ascribed to the issuing company in subsequent financing rounds, decreases in quoted market price and declines in operations of the issuer. During fiscal 2008, we recorded an other-than-temporary impairment charge of $1.9 million in our Consolidated Statements of Operations related to our non-publicly traded investment accounted for using the cost method, due to the recent deterioration of the credit market and economic environment. If the recent credit market conditions continue or worsen, we may be required to record an additional impairment charge, which could be material. There can be no assurance that our cost and equity method investments will not face additional risks of loss. See Note 6 and 10 of Notes to our Consolidated Financial Statements.

Foreign Currency Exchange Risk

 Our exposure to adverse movements in foreign currency exchange rates is primarily related to sales to European customers that are denominated in Euros. Revenue generated from European customers represented approximately 57%, 50% and 58% of our total revenue for fiscal 2008, 2007 and 2006, respectively. A 10% change in the Euro exchange rate would have impacted our revenue by $72.0 million, $35.9 million and $13.8 million in fiscal 2008, 2007 and 2006, respectively. In connection with our global tax planning, we recently changed the functional currency of certain European subsidiaries from U.S. dollar to Euro, resulting in greater exposure to changes in the value of the Euro. Implementation of this tax strategy had, and will continue to have, the ancillary effect of limiting our ability to fully hedge certain Euro-denominated revenue. From December 28, 2008 to February 13, 2009, the exchange rate to convert one Euro to U.S. dollars decreased from approximately $1.40 to $1.29. This decrease in the value of the Euro relative to the U.S. dollar is expected to have an adverse impact on our revenue, gross margin and profitability in the foreseeable future.

In the past, we have experienced an adverse impact on our revenue, gross margin and profitability as a result of foreign currency fluctuations. When foreign currencies appreciate against the U.S. dollar, inventory and expenses denominated in foreign currencies become more expensive. Strengthening of the Korean Won against the U.S. dollar could result in a foreign currency translation loss by our joint venture, Woongjin Energy, which in turn negatively impacts our equity in earnings of the unconsolidated investee. In addition, strengthening of the Malaysian Ringgit against the U.S. dollar will increase our liability under the facility agreement with the Malaysian Government. An increase in the value of the U.S. dollar relative to foreign currencies could make our solar power products more expensive for international customers, thus potentially leading to a reduction in demand, our sales and profitability. Furthermore, many of our competitors are foreign companies that could benefit from such a currency fluctuation, making it more difficult for us to compete with those companies. We currently conduct hedging activities which involve the use of option and forward contracts to address our exposure to changes in the foreign exchange rate between the U.S. dollar and other currencies. As of December 28, 2008, we held option and forward contracts totaling $147.5 million and $431.1 million, respectively. As of December 30, 2007, we held forward contracts totaling $202.8 million. We have experienced losses on derivatives and foreign exchange, net of tax of $20.6 million in fiscal 2008 largely due to the volatility in the current markets as compared to gains of $2.1 million and $0.9 million in fiscal 2007 and 2006, respectively. We cannot predict the impact of future exchange rate fluctuations on our business and operating results. In the past, we have experienced an adverse impact on our revenue and profitability as a result of foreign currency fluctuations. We believe that we may have increased risk associated with currency fluctuations in the future.

ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

SUNPOWER CORPORATION

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
SunPower Corporation:

In our opinion, the consolidated financial statements listed in the accompanying index appearing under Item 8 present fairly, in all material respects, the financial position of SunPower Corporation and its subsidiaries (the “Company”) at December 28, 2008 and December 30, 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 28, 2008 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index appearing under Item 8 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 28, 2008, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 12 to the consolidated financial statements, the Company changed the manner in which it accounts for uncertain tax positions in 2007.

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

/s/ PricewaterhouseCoopers LLP

San Jose, California
February 25, 2009

SunPower Corporation

Consolidated Balance Sheets
(In thousands, except share and per share data)

	December 28, 2008	December 30, 2007
Assets
Current assets:
Cash and cash equivalents	$202,331	$285,214
Restricted cash, current portion	13,240	—
Short-term investments	17,179	105,453
Accounts receivable, net	194,222	138,250
Costs and estimated earnings in excess of billings	30,326	39,136
Inventories	251,388	148,820
Advances to suppliers, current portion	43,190	52,277
Prepaid expenses and other current assets	96,104	33,110
Total current assets	847,980	802,260
Restricted cash, net of current portion	162,037	67,887
Long-term investments	23,577	29,050
Property, plant and equipment, net	612,687	377,994
Goodwill	196,720	184,684
Intangible assets, net	39,490	50,946
Advances to suppliers, net of current portion	119,420	108,943
Other long-term assets	74,224	31,974
Total assets	$2,076,135	$1,653,738
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$263,241	$124,723
Accrued liabilities	157,049	79,434
Billings in excess of costs and estimated earnings	11,806	69,900
Customer advances, current portion	19,035	9,250
Convertible debt, current portion	—	425,000
Total current liabilities	451,131	708,307
Long-term debt	54,598	—
Convertible debt, net of current portion	423,608	—
Deferred tax liability, net of current portion	8,115	6,213
Customer advances, net of current portion	91,359	60,153
Other long-term liabilities	25,950	14,975
Total liabilities	1,054,761	789,648
Commitments and Contingencies (Note 9)
Stockholders’ Equity:
Preferred stock, $0.001 par value, 10,042,490 shares authorized; none issued and outstanding	—	—
Common stock, $0.001 par value, 217,500,000 shares of class A common stock authorized; $0.001 par value, 150,000,000 shares and 157,500,000 shares of class B common stock authorized; 44,055,644 and 40,289,719 shares of class A common stock issued; 43,849,566 and 40,176,957 shares of class A common stock outstanding; 42,033,287 and 44,533,287 shares of class B common stock issued and outstanding, at December 28, 2008 and December 30, 2007, respectively	86	85
Additional paid-in capital	1,003,954	883,033
Accumulated other comprehensive income (loss)	(25,611)	5,762
Retained earnings (deficit)	51,602	(22,815)
	1,030,031	866,065
Less: shares of class A common stock held in treasury, at cost; 206,078 and 112,762 shares at December 28, 2008 and December 30, 2007, respectively	(8,657)	(1,975)
Total stockholders’ equity	1,021,374	864,090
Total liabilities and stockholders’ equity	$2,076,135	$1,653,738

The accompanying notes are an integral part of these financial statements.

SunPower Corporation

Consolidated Statements of Operations
(In thousands, except per share data)

	Year Ended
	December 28, 2008	December 30, 2007	December 31, 2006
Revenue:
Systems	$820,632	$464,178	$—
Components	614,287	310,612	236,510
Total revenue	1,434,919	774,790	236,510
Costs and expenses:
Cost of systems revenue	653,569	386,511	—
Cost of components revenue	417,669	240,475	186,042
Research and development	21,474	13,563	9,684
Sales, general and administrative	173,740	108,256	21,677
Purchased in-process research and development	—	9,575	—
Impairment of acquisition-related intangible assets	—	14,068	—
Total costs and expenses	1,266,452	772,448	217,403
Operating income	168,467	2,342	19,107
Other income (expense):
Interest income	10,789	13,882	10,086
Interest expense	(4,387)	(5,071)	(1,809)
Other, net	(27,285)	(7,593)	1,077
Other income (expense), net	(20,883)	1,218	9,354
Income before income taxes and equity in earnings of unconsolidated investees	147,584	3,560	28,461
Income tax provision (benefit)	69,368	(5,920)	1,945
Income before equity in earnings of unconsolidated investees	78,216	9,480	26,516
Equity in earnings of unconsolidated investees, net of taxes	14,077	(278)	—
Net income	$92,293	$9,202	$26,516

Net income per share of class A and class B common stock:
Basic	$1.15	$0.12	$0.40
Diluted	$1.09	$0.11	$0.37

Weighted-average shares:
Basic	80,522	75,413	65,864
Diluted	84,446	81,227	71,087

The accompanying notes are an integral part of these financial statements.

SunPower Corporation

Consolidated Statements of Stockholders’ Equity
(In thousands)

	Class A and Class B Common Stock
	Shares	Value	Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Deficit)	Total Stockholders’ Equity
Balances at January 1, 2006	61,092	$61	$316,617	$—	$505	$(58,533)	$258,650
Issuance of common stock upon exercise of options	1,529	2	3,867	—	—	—	3,869
Issuance of restricted stock to employees, net of cancellations	228	—	—	—	—	—	—
Issuance of common stock in relation to follow-on offering, net of offering expenses	7,000	7	197,424	—	—	—	197,431
Stock-based compensation expense	—	—	4,911	—	—	—	4,911
Net unrealized loss on derivatives and investments, net of tax	—	—	—	—	(2,606)	—	(2,606)
Net income	—	—	—	—	—	26,516	26,516
Balances at December 31, 2006	69,849	70	522,819	—	(2,101)	(32,017)	488,771
Issuance of common stock upon exercise of options	2,817	3	8,718	—	—	—	8,721
Issuance of restricted stock to employees, net of cancellations	608	—	—	—	—	—	—
Issuance of common stock in relation to follow-on offering, net of offering expenses	2,695	3	167,376	—	—	—	167,379
Issuance of common stock in relation to share lending arrangements	4,747	5	—	—	—	—	5
Issuance of common stock for purchase acquisition	4,107	4	111,262	—	—	—	111,266
Stock options assumed in relation to acquisition	—	—	21,280	—	—	—	21,280
Stock-based compensation expense	—	—	51,578	—	—	—	51,578
Purchases of treasury stock	(113)	—	—	(1,975)	—	—	(1,975)
Cumulative translation adjustment, net of tax	—	—	—	—	9,746	—	9,746
Net unrealized loss on derivatives and investments, net of tax	—	—	—	—	(1,883)	—	(1,883)
Net income	—	—	—	—	—	9,202	9,202
Balances at December 30, 2007	84,710	85	883,033	(1,975)	5,762	(22,815)	864,090
Issuance of common stock upon exercise of options	1,129	1	5,127	—	—	—	5,128
Issuance of restricted stock to employees, net of cancellations	96	—	—	—	—	—	—
Issuance of common stock for purchase acquisition	40	—	3,054	—	—	—	3,054
Issuance of common stock for conversion of convertible debt	1	—	40	—	—	—	40
Excess tax benefits from stock-based award activity	—	—	41,524	—	—	—	41,524
Stock-based compensation expense	—	—	71,176	—	—	—	71,176
Distribution to Cypress under tax sharing agreement	—	—	—	—	—	(17,876)	(17,876)
Purchases of treasury stock	(93)	—	—	(6,682)	—	—	(6,682)
Cumulative translation adjustment, net of tax	—	—	—	—	(9,264)	—	(9,264)
Net unrealized loss on derivatives and investments, net of tax	—	—	—	—	(22,109)	—	(22,109)
Net income	—	—	—	—	—	92,293	92,293
Balances at December 28, 2008	85,883	$86	$1,003,954	$(8,657)	$(25,611)	$51,602	$1,021,374

The accompanying notes are an integral part of these financial statements.

SunPower Corporation

Consolidated Statements of Comprehensive Income
(In thousands)

	Year Ended
	December 28, 2008	December 30, 2007	December 31, 2006
Net income	$92,293	$9,202	$26,516
Other comprehensive income:
Cumulative translation adjustment, net of tax	(9,264)	9,746	—
Unrealized loss on derivatives, net of tax	(22,145)	(1,843)	(2,602)
Unrealized gain (loss) on investments, net of tax	36	(40)	(4)
Total comprehensive income	$60,920	$17,065	$23,910

The accompanying notes are an integral part of these financial statements.

SunPower Corporation

Consolidated Statements of Cash Flows
(In thousands)

	Year Ended
	December 28, 2008	December 30, 2007	December 31, 2006
Cash flows from operating activities:
Net income	$92,293	$9,202	$26,516
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Stock-based compensation	70,220	51,212	4,864
Depreciation	53,743	27,315	16,347
Amortization of intangible assets	16,762	28,540	4,690
Impairment of long-lived assets	2,203	14,068	—
Purchased in-process research and development	—	9,575	—
Impairment of investments	5,408	—	—
Amortization of debt issuance costs	972	9,970	—
Equity in earnings of unconsolidated investees	(14,077)	278	—
Excess tax benefits from stock-based award activity	(41,524)	—	—
Deferred income taxes and other tax liabilities	46,116	(9,424)	(290)
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	(57,575)	(42,749)	(26,182)
Costs and estimated earnings in excess of billings	8,680	(32,634)	—
Inventories	(98,999)	(69,229)	(9,586)
Prepaid expenses and other assets	(61,790)	(11,794)	(3,697)
Advances to suppliers	1,297	(83,584)	(77,358)
Accounts payable and other accrued liabilities	147,216	42,291	16,139
Billings in excess of costs and estimated earnings	(57,423)	29,923	—
Customer advances	40,125	29,412	2,591
Net cash provided by (used in) operating activities	153,647	2,372	(45,966)
Cash flows from investing activities:
Increase in restricted cash	(107,390)	(63,176)	—
Purchase of property, plant and equipment	(265,549)	(193,394)	(100,201)
Purchase of available-for-sale securities	(65,748)	(209,607)	(33,996)
Proceeds from sales or maturities of available-for-sale securities	155,833	91,600	17,500
Cash paid for acquisitions, net of cash acquired	(18,311)	(98,645)	—
Cash paid for investments in joint ventures and other non-public companies	(24,625)	(896)	(16,633)
Net cash used in investing activities	(325,790)	(474,118)	(133,330)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	54,598	—	—
Proceeds from issuance of convertible debt, net of issuance costs	—	414,058	—
Cash paid for conversion of convertible debt	(1,187)	—	—
Proceeds from issuance of common stock under share lending arrangements	—	5	—
Proceeds from follow-on offering of common stock, net of offering expenses	—	167,379	197,431
Proceeds from exercise of stock options	5,128	8,721	3,869
Excess tax benefits from stock-based award activity	41,524	—	—
Purchases of stock for tax withholding obligations on vested restricted stock	(6,682)	(1,975)	—
Principal payments on line of credit and notes payable	—	(3,563)	—
Net cash provided by financing activities	93,381	584,625	201,300
Effect of exchange rate changes on cash and cash equivalents	(4,121)	6,739	—
Net increase (decrease) in cash and cash equivalents	(82,883)	119,618	22,004
Cash and cash equivalents at beginning of period	285,214	165,596	143,592
Cash and cash equivalents at end of period	$202,331	$285,214	$165,596

Non-cash transactions:
Issuance of common stock for purchase acquisition	$3,054	$111,266	$—
Issuance of common stock for conversion of convertible debt	40	—	—
Stock options assumed in relation to acquisition	—	21,280	—
Additions to property, plant and equipment acquired under accounts payable and other accrued liabilities	28,485	8,436	8,015
Change in goodwill relating to adjustments to acquired net assets	1,176	6,639	—
Supplemental cash flow information:
Cash paid for interest, net of amount capitalized	4,220	3,497	1,690
Cash paid for income taxes	13,431	887	—

The accompanying notes are an integral part of these financial statements.

SunPower Corporation

Notes to Consolidated Financial Statements

Note 1. THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company

SunPower Corporation (together with its subsidiaries, the “Company” or “SunPower”) designs, manufactures and markets high-performance solar electric power technologies. The Company’s solar cells and solar panels are manufactured using proprietary processes, and our technologies are based on more than 15 years of research and development. The Company’s solar power products are sold through its components and systems business segments.

In November 2005, the Company raised net proceeds of $145.6 million in an initial public offering (“IPO”) of 8.8 million shares of class A common stock at a price of $18.00 per share. In June 2006, the Company completed a follow-on public offering of 7.0 million shares of its class A common stock, at a per share price of $29.50, and received net proceeds of $197.4 million. In July 2007, the Company completed a follow-on public offering of 2.7 million shares of its class A common stock, at a discounted per share price of $64.50, and received net proceeds of $167.4 million.

In February 2007, the Company issued $200.0 million in principal amount of its 1.25% senior convertible debentures to Lehman Brothers Inc. (“Lehman Brothers”) and lent approximately 2.9 million shares of its class A common stock to Lehman Brothers International (Europe) Limited (“LBIE”). Net proceeds from the issuance of senior convertible debentures in February 2007 were $194.0 million. The Company did not receive any proceeds from the approximate 2.9 million loaned shares of its class A common stock, but received a nominal lending fee. On September 15, 2008, Lehman Brothers Holding Inc. (“Lehman”), filed a petition for protection under Chapter 11 of the U.S. bankruptcy code, and LBIE commenced administration proceedings (analogous to bankruptcy) in the United Kingdom (see Note 11). In July 2007, the Company issued $225.0 million in principal amount of its 0.75% senior convertible debentures to Credit Suisse Securities (USA) LLC (“Credit Suisse”) and lent approximately 1.8 million shares of its class A common stock to Credit Suisse International (“CSI”). Net proceeds from the issuance of senior convertible debentures in July 2007 were $220.1 million. The Company did not receive any proceeds from the approximate 1.8 million loaned shares of class A common stock, but received a nominal lending fee (see Note 11).

In January 2007, the Company completed the acquisition of PowerLight Corporation (“PowerLight”), a privately-held company which developed, engineered, manufactured and delivered large-scale solar power systems for residential, commercial, government and utility customers worldwide. These activities are now performed by the Company’s systems business segment. As a result of the acquisition, PowerLight became a wholly-owned subsidiary of the Company. In June 2007, the Company changed PowerLight’s name to SunPower Corporation, Systems (“SP Systems”), to capitalize on SunPower’s name recognition (see Note 3).

After completion of the Company’s IPO in November 2005, Cypress Semiconductor Corporation (“Cypress”) held, in the aggregate, approximately 52.0 million shares of class B common stock, representing all of the Company’s then-outstanding class B common stock. On May 4, 2007 and August 18, 2008, Cypress completed the sale of 7.5 million shares and 2.5 million shares, respectively, of the Company’s class B common stock in offerings pursuant to Rule 144 of the Securities Act. Such shares converted to 10.0 million shares of class A common stock upon the sale. The Company was a majority-owned subsidiary of Cypress through September 29, 2008. After the close of trading on the New York Stock Exchange (“NYSE”) on September 29, 2008, Cypress completed a spin-off of all of its shares of the Company’s class B common stock, in the form of a pro rata dividend to the holders of record as of September 17, 2008 of Cypress common stock. As a result, the Company’s class B common stock now trades publicly and is listed on the Nasdaq Global Select Market, along with the Company’s class A common stock. See Note 2 for additional information regarding transactions with Cypress.

The Company is subject to a number of risks and uncertainties including, but not limited to, availability of third-party financing arrangements for the Company’s customers, potential downward pressure on product pricing as new polysilicon manufacturers begin operating and the worldwide supply of solar cells and panels increases, the possible reduction or elimination of government and economic incentives that encourage industry growth, the challenges of achieving its goal to reduce costs of installed solar systems by 50% by 2012 to maintain competitiveness, difficulties in maintaining or increasing the Company’s growth rate and managing such growth, and accurately predicting warranty claims.

Summary of Significant Accounting Policies

Principles of Consolidation

The Consolidated Financial Statements are prepared in accordance with accounting principles generally accepted in the United States of America ("United States" or "U.S.") and include the accounts of the Company and all of its subsidiaries. Intercompany transactions and balances have been eliminated in consolidation.

Reclassifications

Certain prior period balances have been reclassified to conform to the current period presentation in the Company’s Consolidated Financial Statements and the accompanying notes. Such reclassification had no effect on previously reported results of operations or retained earnings (deficit).

Fiscal Years

The Company reports results of operations on the basis of 52- or 53-week periods, ending on the Sunday closest to December 31. Fiscal 2008 ended on December 28, 2008, fiscal 2007 ended on December 30, 2007 and fiscal 2006 ended on December 31, 2006. Each of fiscal 2008, 2007 and 2006 consisted of 52 weeks.

Management Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States (“U.S. GAAP”) requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Significant estimates in these financial statements include “percentage-of-completion” for construction projects, allowances for doubtful accounts receivable and sales returns, inventory write-downs, estimates for future cash flows and economic useful lives of property, plant and equipment, goodwill, intangible assets and other long-term assets, asset impairments, certain accrued liabilities including accrued warranty reserves, income taxes and tax valuation allowances and investments in joint ventures. Actual results could differ from those estimates.

Fair Value of Financial Instruments

The fair value of a financial instrument is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The carrying values of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate their respective fair values due to their short-term maturities. The Company’s outstanding convertible debt is recorded at its principal amount, not its estimated fair values. Investments in available-for-sale securities are carried at fair value based on quoted market prices or estimated based on market conditions and risks existing at each balance sheet date. Foreign currency derivatives are carried at fair value based on quoted market prices for financial instruments with similar characteristics. Unrealized gains and losses of the Company’s available-for-sale securities and foreign currency derivatives are excluded from earnings and reported as a component of other comprehensive income (loss) in the Consolidated Balance Sheets. Additionally, the Company assesses whether an other-than-temporary impairment loss on its available-for-sale securities has occurred due to declines in fair value or other market conditions. Declines in fair value that are considered other-than-temporary are included in “Other, net” in the Consolidated Statements of Operations.

Comprehensive Income

Comprehensive income is defined as the change in equity during a period from non-owner sources. The Company’s comprehensive income for each period presented is comprised of (i) the Company’s net income; (ii) foreign currency translation adjustment of the Company’s wholly-owned foreign subsidiaries whose assets and liabilities are translated from their respective functional currencies at exchange rates in effect at the balance sheet date, and revenues and expenses are translated at average exchange rates prevailing during the applicable period and (iii) changes in unrealized gains or losses, net of tax, for derivatives designated as cash flow hedges (see Note 12) and available-for-sale securities carried at their fair value (see Note 6). Comprehensive income is presented in the Consolidated Statements of Comprehensive Income.

Cash Equivalents

Highly liquid investments with original or remaining maturities of ninety days or less at the date of purchase are considered cash equivalents.

Cash in Restricted Accounts

As of December 28, 2008 and December 30, 2007, the Company provided security for advance payments received in fiscal 2007 from a customer in the form of $20.0 million held in an escrow account, all of which is considered “Restricted cash, net of current portion” on the Company’s Consolidated Balance Sheets. Commencing in 2010 and continuing through 2019, the balance in the escrow account will be reduced as the advance payments are to be applied as a credit against the customer’s polysilicon purchases from the Company. Such polysilicon is expected to be used by the customer to manufacture ingots, and potentially wafers, which are to be sold to the Company under an ingot supply agreement. The funds held in the escrow account may be released at any time in exchange for bank guarantees, letters of credit issued under the collateralized letter of credit facility and/or asset collateralization (see Note 8).

The Company also enters into various contractual agreements to build turnkey photovoltaic projects for customers in Europe, Korea and the United States. As part of the contractual agreements with the customers in Europe and Korea, the Company may receive advance payments that are collateralized by providing letters of credit issued by Wells Fargo Bank, National Association (“Wells Fargo”) to the customers. In certain customer contracts, the Company is required to provide construction period letters of credit, to assure the customers of contract completion, for a period of approximately one year. In many cases, the Company is also asked to issue warranty period letters of credit to assure the customers that the Company will meet its warranty obligations, typically for the first two years after the project is installed. The Company issues letters of credit for such purposes through its line of credit facility with Wells Fargo. The credit agreement with Wells Fargo requires the Company to collateralize the full value of letters of credit issued under the collateralized letter of credit facility for such purposes with cash placed in an interest bearing restricted account with Wells Fargo. As long as the collateralized letters of credit are outstanding, the Company will not be able to withdraw the associated funds in the restricted account, though all interest earned on such restricted funds can be withdrawn periodically. As of December 28, 2008 and December 30, 2007, outstanding collateralized letters of credit issued by Wells Fargo totaled $76.5 million and $47.9 million, respectively, of which $67.8 million and $45.4 million, respectively, relate to contractual agreements with customers in Europe and Korea (see Note 11).

In January 2008, the Company entered into an Option Agreement with NorSun AS (“NorSun”) pursuant to which the Company will deliver cash advance payments to NorSun for the purchase of polysilicon under a long-term polysilicon supply agreement with NorSun. As of December 28, 2008, the Company deposited $16.0 million in an escrow account to secure NorSun’s right to such advance payments, all of which is considered “Restricted cash, net of current portion” on the Company’s Consolidated Balance Sheets (see Note 10).

In addition, the Company entered into a facility agreement with the Malaysian Government on December 18, 2008, in which the Company may borrow up to Malaysian Ringgit 1.0 billion (approximately $287.4 million) to finance the construction of its planned third solar cell manufacturing facility in Malaysia. As of December 28, 2008, the Company borrowed Malaysian Ringgit 190.0 million (approximately $54.6 million) under the facility agreement, all of which is considered “Restricted cash, net of current portion” on the Company’s Consolidated Balance Sheets (see Note 11).

Short-Term and Long-Term Investments

The Company invests in auction rate securities which are carried at their market values. Such securities are bought and sold in the marketplace through a bidding process sometimes referred to as a “Dutch auction.” After the initial issuance of the securities, the interest rate on the securities resets periodically at pre-determined intervals every 7 to 49 days, based on the market demand at the reset period. Historically, all auction rate securities were classified as short-term investments because the Company was able to liquidate these at its discretion at the reset period. When auction rate securities fail to clear at auction and the Company is unable to estimate when the impacted auction rate securities will clear at the next auction, the Company classifies these as long-term consistent with the stated contractual maturities of the securities. The “stated” or “contractual” maturities for these securities generally are between 20 to 30 years.

The Company also invests in money market securities, bank notes, commercial paper and corporate securities with maturities greater than ninety days. In general, investments with original maturities of greater than ninety days and remaining maturities of less than one year are classified as short-term investments. Investments with maturities beyond one year may be classified as short-term based on their highly liquid nature and because such investments represent the investment of cash that is available for current operations. Despite the long-term maturities, the Company has the ability and intent, if necessary, to liquidate any of these investments in order to meet the Company’s working capital needs within its normal operating cycles. The Company has classified these investments as available-for-sale securities under Statement of Financial Accounting Standards (“SFAS”) No. 115 “Accounting for Investment in Certain Debt and Equity Securities” (“SFAS No. 115”) (see Note 6).

Inventories

Inventories are stated at the lower of cost or market. Standard cost approximates actual cost on a first-in, first-out basis. The Company routinely evaluates quantities and values of inventory in light of current market conditions and market trends, and records reserves for quantities in excess of demand and product obsolescence. The evaluation may take into consideration historic usage, expected demand, anticipated sales price, new product development schedules, the effect new products might have on the sale of existing products, product obsolescence, customer concentrations, product merchantability and other factors. Market conditions are subject to change and actual consumption of inventory could differ from forecasted demand. The Company’s products have a long life cycle and obsolescence has not historically been a significant factor in the valuation of inventories. The Company also regularly reviews the cost of inventory against their estimated market value and records a lower of cost or market reserve for inventories that have a cost in excess of estimated market value. Inventory reserves, once recorded, are not reversed until the inventories have been subsequently disposed of.

Property, Plant and Equipment

Property, plant and equipment are stated at cost, less accumulated depreciation. Depreciation is computed for financial reporting purposes using the straight-line method over the estimated useful lives of the assets as presented below. Leasehold improvements are amortized over the shorter of the estimated useful lives of the assets or the remaining term of the lease. Repairs and maintenance costs are expensed as incurred.

Useful Lives in Years
Building	15
Manufacturing equipment	2 to 7
Computer equipment	2 to 7
Furniture and fixtures	3 to 5
Leasehold improvements	5 to 15

 Long-Lived Assets

The Company evaluates its long-lived assets, including property, plant and equipment and intangible assets with finite lives, for impairment whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable in accordance with SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”). Factors considered important that could result in an impairment review include significant underperformance relative to expected historical or projected future operating results, significant changes in the manner of use of acquired assets and significant negative industry or economic trends. Impairments are recognized based on the difference between the fair value of the asset and its carrying value. Fair value is generally measured based on either quoted market prices, if available, or discounted cash flow analyses.

Goodwill and Intangible Assets

The Company accounts for goodwill and other intangible assets in accordance with SFAS No. 142 “Goodwill and Other Intangible Assets” (“SFAS No. 142”). Goodwill and intangible assets with indefinite lives are not amortized but are tested for impairment on an annual basis or whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. The Company performs its annual test of impairment for goodwill in the third quarter of its fiscal year. Intangible assets with finite useful lives are amortized using the straight-line method over their useful lives ranging primarily from one to six years and are reviewed for impairment in accordance with SFAS No. 144 (see Note 4).

Product Warranties

The Company warrants or guarantees the performance of solar panels that the Company manufactures at certain levels of conversion efficiency for extended periods, often as long as 20 years. It also warrants that the solar cells will be free from defects for at least 10 years. In addition, the Company generally provides warranty on systems they install for a period of 5 to 10 years. The Company also passes through to customers long-term warranties from the original equipment manufacturers (“OEMs”) of certain system components. Warranties of 20 years from solar panels suppliers are standard, while inverters typically carry a 2-, 5- or 10-year warranty. Therefore, the Company maintains warranty reserves to cover potential liability that could result from these guarantees. The Company’s potential liability is generally in the form of product replacement or repair. Warranty reserves are based on the Company’s best estimate of such liabilities and are recognized as a cost of revenue. The Company continuously monitors product returns for warranty failures and maintains a reserve for the related warranty expenses based on historical experience of similar products as well as various other assumptions that are considered reasonable under the circumstances. The warranty reserve includes specific accruals for known product and system issues and an accrual for an estimate of incurred but not reported product and system issues based on historical activity (see Note 9).

Revenue Recognition

Construction Contracts

Systems revenue is primarily comprised of engineering, procurement and construction (“EPC”) projects which are governed by customer contracts that require the Company to deliver functioning solar power systems and are generally completed within three to nine months from commencement of construction. In addition, the Systems Segment also derives revenues from sales of certain solar power products and services that are smaller in scope than an EPC contract. The Company recognizes revenues from fixed price contracts under American Institute of Certified Public Accountants (“AICPA”) Statement of Position (“SOP”) 81-1 “Accounting for Performance of Construction-Type and Certain Production-Type Contracts” (“SOP 81-1”) using the percentage-of-completion method of accounting. Under this method, systems revenue arising from fixed price construction contracts is recognized as work is performed based on the percentage of incurred costs to estimated total forecasted costs utilizing the most recent estimates of forecasted costs.

In addition to the EPC deliverable, a limited number of arrangements also include multiple deliverables such as post-installation systems monitoring and maintenance and system output performance guarantees. For contracts with separately priced performance guarantees or maintenance, the Company recognizes revenue related to such separately priced elements over the contract period in accordance with Financial Accounting Standards Board (“FASB”) Technical Bulletin (“FTB”) 90-1, “Accounting for Separately Priced Extended Warranty and Product Maintenance Contracts” (“FTB 90-1”). For contracts including performance guarantees or maintenance contracts not separately priced, the Company follows the guidance in Emerging Issues Task Force Issue (“EITF”) No. 00-21, “Revenue Arrangements with Multiple Deliverables” (“EITF 00-21”) to determine whether the entire contract  has more than one unit of accounting.

The Company has determined that post-installation systems monitoring and maintenance, and system output performance guarantees qualify as separate units of accounting under EITF 00-21. Such post-installation elements are deferred at the time the contract is executed and are recognized to income over the contractual term under Staff Accounting Bulletin (“SAB”) No. 104. The remaining EPC is recognized to income on a percentage-of-completion basis under SOP 81-1.

In addition, when arrangements include contingent revenue clauses such as liquidated damages or customer termination or put rights for non-performance, the Company defers the contingent revenue until such time as the contingencies expire.

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

Components Products

The Company sells its components products, as well as its balance of systems products from the Systems Segment, to system integrators and OEMs and recognizes revenue, net of accruals for estimated sales returns, when persuasive evidence of an arrangement exists, delivery of the product has occurred and title and risk of loss has passed to the customer, the sales price is fixed or determinable, collectability of the resulting receivable is reasonably assured and the rights and risks of ownership have passed to the customer. Other than standard warranty obligations, there are no rights of return and there are no significant post-shipment obligations, including installation, training or customer acceptance clauses, with any of its customers that could have an impact on revenue recognition. As such, the Company records a trade receivable for the selling price when the above conditions are met, and reduces inventory for the carrying value of goods shipped. The Company’s revenue recognition policy is consistent across its product lines and sales practices are consistent across all geographic areas. In addition, the Company records a charge to operating expense and a credit to allowance for doubtful accounts when customer accounts receivable are deemed uncollectible.

The provision for estimated sales returns on product sales is recorded in the same period the related revenues are recorded. These estimates are based on historical sales returns, analysis of credit memo data and other known factors. Actual returns could differ from these estimates. The Company recorded charges for sales returns on product sales of $0.1 million, $2.2 million and $0.8 million in fiscal 2008, 2007 and 2006, respectively. Amounts utilized against the sales return allowance aggregated $0.2 million, $2.2 million and $0.5 million in fiscal 2008, 2007 and 2006, respectively. The allowance for sales returns was $0.2 million and $0.4 million as of December 28, 2008 and December 30, 2007, respectively.

Shipping and Handling Costs

The Company records costs related to shipping and handling in cost of revenue.

Advertising Costs

Advertising costs are expensed as incurred. Advertising expense totaled approximately $2.2 million, $2.3 million and $0.8 million in fiscal 2008, 2007 and 2006, respectively.

Research and Development Costs

Research and development costs consist primarily of compensation and related costs for personnel, materials, supplies and equipment depreciation. All research and development costs are expensed as incurred. In the third quarter of 2007, the Company signed a Solar America Initiative research and development agreement with the U.S. Department of Energy in which it was awarded $10.8 million in the first budgetary period. Total funding for the three-year effort is estimated to be $24.9 million. The Company’s cost share requirement under this program, including lower-tier subcontract awards, is anticipated to be $28.1 million. Amounts invoiced under these arrangements are offset against research and development expense as costs are incurred in accordance with the agreements with the government agency. Payments received under these contracts offset research and development expense by approximately 25%, 21% and 8% in fiscal 2008, 2007 and 2006, respectively.

Remeasurement of Foreign Currency Transactions

The Company and the majority of its subsidiaries use their respective local currency as their functional currency. Accordingly, foreign currency assets and liabilities are remeasured using exchange rates in effect at the end of the period, except for non-monetary assets, such as property, plant and equipment, which are remeasured using historical exchange rates. Revenues and costs are remeasured using average exchange rates for the period, except for income items related to non-monetary assets and liabilities, such as depreciation, that are remeasured using historical exchange rates. The Company includes gains or losses from foreign currency remeasurement in other, net of the Consolidated Statements of Operations with the other hedging activities described in Note 11. The Company experienced losses on derivatives and foreign exchange, net of tax of $20.6 million in fiscal 2008 largely due to the volatility in the current markets as compared to gains of $2.1 million and $0.9 million in fiscal 2007 and 2006, respectively. Certain foreign subsidiaries designate the local currency as their functional currency, and the Company records the translation of their assets and liabilities into U.S. dollars at the balance sheet date, and the translation of their revenues and expenses into U.S. dollars using average exchange rates for the period, as translation adjustments and includes them as a component of accumulated other comprehensive income (loss) in the Consolidated Balance Sheets.

As of December 28, 2008 and December 30, 2007, the Company had Euro-denominated accounts receivable of 69.0 million (approximately $96.8 million) and 53.7 million (approximately $79.0 million), respectively. In addition, as of December 28, 2008 and December 30, 2007, the Company had Euro-denominated customer advances (see Note 8) of 19.7 million (approximately $28.1 million) and 19.7 million (approximately $29.0 million), respectively.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk are primarily cash, cash equivalents, restricted cash and investments, hedging instruments and trade accounts receivable. The Company’s investment policy requires cash, cash equivalents, restricted cash and investments to be placed with high-credit quality institutions and to limit the amount of credit risk from any one issuer. The Company performs ongoing credit evaluations of its customers’ financial condition whenever deemed necessary and generally does not require collateral. The Company maintains an allowance for doubtful accounts based upon the expected collectability of all accounts receivable, which takes into consideration an analysis of historical bad debts, specific customer creditworthiness and current economic trends. The allowance for doubtful accounts was $1.9 million and $1.4 million as of December 28, 2008 and December 30, 2007, respectively. For fiscal 2008, 2007 and 2006, the Company provided $2.2 million, $0.8 million and $0.3 million, respectively, for allowance for doubtful accounts. During fiscal 2008, 2007 and 2006, the Company wrote off $1.7 million, zero and $32,000 of bad debts, respectively. No customer accounted for 10% or more of accounts receivable as of December 28, 2008 and one customer accounted for 21% of accounts receivable as of December 30, 2007.

Income Taxes

For financial reporting purposes, income tax expense and deferred income tax balances were calculated as if the Company were a separate entity and had prepared its own separate tax return. Deferred tax assets and liabilities are recognized for temporary differences between financial statement and income tax bases of assets and liabilities. Valuation allowances are provided against deferred tax assets when management cannot conclude that it is more likely than not that some portion or all deferred tax assets will be realized. The Company accrues interest and penalties on tax contingencies as required by the FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes, and Related Implementation Issues” (“FIN 48”) and SFAS No. 109 “Accounting for Income Taxes” (“SFAS No. 109”). This interest and penalty accrual is classified as income tax provision (benefit) in the Consolidated Statements of Operations and was not material for any periods presented.

In addition, foreign exchange gains (losses) may result from estimated tax liabilities, which are expected to be settled in currencies other than the U.S. dollar.

Effective with the closing of the Company’s follow-on public offering of 7.0 million shares of its class A common stock in June 2006, the Company was no longer eligible to file federal and most state consolidated tax returns with Cypress. As of September 29, 2008, Cypress distributed all of its shares of the Company’s class B common stock to its shareholders, so the Company is no longer eligible to file any state combined returns with Cypress. Accordingly, the Company has agreed to pay Cypress for any federal income tax credit or net operating loss carryforwards utilized in its federal tax returns in subsequent periods that originated while the Company’s results were included in Cypress’s federal tax returns. Cypress and the Company have entered into a tax sharing agreement providing for each company’s obligations concerning various tax liabilities (see Notes 2 and 14).

Investments in Equity Interests

Investments in entities in which the Company can exercise significant influence, but does not own a majority equity interest or otherwise control, are accounted for under APB Opinion No. 18 “The Equity Method of Accounting for Investments in Common Stock” (“equity method”). The Company records its share of the results of these entities as equity in earnings of unconsolidated investees on the Consolidated Statements of Operations. The Company monitors its investments for other-than-temporary impairment by considering factors such as current economic and market conditions and the operating performance of the entities and records reductions in carrying values when necessary. The fair value of privately held investments is estimated using the best available information as of the valuation date, including current earnings trends, undiscounted cash flows, quoted stock prices of comparable public companies, and other company specific information, including recent financing rounds.

Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141 (revised 2007) “Business Combinations” (“SFAS No. 141(R)”), which replaces SFAS No. 141 "Business Combinations" ("SFAS No. 141"). SFAS No. 141(R) will significantly change the accounting for business combinations in a number of areas including the treatment of contingent consideration, contingencies, acquisition costs, in-process research and development and restructuring costs. In addition, under SFAS No. 141(R), changes in deferred tax asset valuation allowances and acquired income tax uncertainties in a business combination after the measurement period will impact income tax expense. SFAS No. 141(R) is effective for fiscal years beginning after December 15, 2008 and will be adopted by the Company for any purchase business combinations consummated subsequent to December 28, 2008.

In December 2007, the FASB issued SFAS No. 160 “Noncontrolling Interests in Consolidated Financial Statements — an amendment of Accounting Research Bulletin No. 51” (“SFAS No. 160”), which will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity. This new consolidation method will significantly change the accounting for transactions with minority interest holders. SFAS No. 160 is effective for fiscal years beginning after December 15, 2008. The Company is currently evaluating the potential impact, if any, of the adoption of SFAS No. 160 on its financial position and results of operations.

In February 2008, the FASB issued FASB Staff Position (“FSP”) No. FAS 157-2 “Effective Date of FASB Statement No. 157” (“FSP 157-2”). FSP 157-2 deferred the effective date of SFAS No. 157 “Fair Value Measurements” (“SFAS No. 157”) for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis, until fiscal years beginning after November 15, 2008. With the exception of investments and foreign currency derivatives held, this deferral makes SFAS No. 157 effective for the Company beginning in the first quarter of fiscal 2009. The Company is currently evaluating the potential impact, if any, of the adoption of SFAS No. 157 on measurement of fair value of its nonfinancial assets, including goodwill, and nonfinancial liabilities.

In March 2008, the FASB issued SFAS No. 161 “Disclosures about Derivative Instruments and Hedging Activities — an amendment of SFAS No. 133” (“SFAS No. 161”), which expands the disclosure requirements for derivative instruments and hedging activities. SFAS No. 161 specifically requires entities to provide enhanced disclosures addressing the following: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”) and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS No. 161 is effective for fiscal years and interim periods beginning after November 15, 2008. The Company is currently evaluating the potential impact, if any, of the adoption of SFAS No. 161 on its financial position, results of operations and disclosures.

In April 2008, the FASB issued FSP SFAS No. 142-3 “Determination of Useful Life of Intangible Assets” (“FSP 142-3”), which amends the factors that should be considered in developing the renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142. FSP 142-3 also requires expanded disclosure related to the determination of intangible asset useful lives. FSP 142-3 is effective for fiscal years beginning after December 15, 2008. The Company is currently evaluating the potential impact, if any, of the adoption of FSP 142-3 on its financial position, results of operations and disclosures.

In May 2008, the FASB issued SFAS No. 162 “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS No. 162”), which identifies the sources of accounting principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with U.S. GAAP. This Statement is effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board amendments to AU Section 411 “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.” The Company currently adheres to the hierarchy of U.S. GAAP as presented in SFAS No. 162 and the adoption of SFAS No. 162 during the fourth quarter in fiscal 2008 did not have a material impact on its financial position, results of operations and disclosures.

In May 2008, the FASB issued FSP APB 14-1 “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“FSP APB 14-1”), which clarifies the accounting for convertible debt instruments that may be settled in cash upon conversion, including partial cash settlement. FSP APB 14-1 significantly impacts the accounting for instruments commonly referred to as Instruments B, Instruments C and Instruments X from EITF Issue No. 90-19 “Convertible Bonds with Issuer Option to Settle for Cash upon Conversion” (“EITF 90-19”), and any other convertible debt instruments that allow settlement in any combination of cash and shares at the issuer’s option. The new guidance requires the issuer to separately account for the liability and equity components of the instrument in a manner that reflects interest expense equal to the issuer’s non-convertible debt borrowing rate. FSP APB 14-1 is effective for fiscal years and interim periods beginning after December 15, 2008, and retrospective application will be required for all periods presented. The new guidance may have a significant impact on the Company’s outstanding convertible debt balance of $423.6 million, potentially resulting in significantly higher non-cash interest expense on its convertible debt (see Note 11). The Company is currently evaluating the potential impact of the new guidance on its results of operations and financial condition.

In June 2008, the FASB issued FSP EITF 03-6-1 “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“FSP EITF 03-6-1”), which clarified that all outstanding unvested share-based payment awards that contain rights to nonforteitable dividends participate in undistributed earnings with common shareholders. Awards of this nature are considered participating securities and the two-class method of computing basic and diluted earnings per share must be applied. FSP EITF 03-6-1 is effective for fiscal years beginning after December 15, 2008 and the Company is currently assessing its impact on the Company’s earnings per share.

In October 2008, the FASB issued FSP SFAS No. 157-3 “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (“FSP 157-3”), which demonstrated how the fair value of a financial asset is determined when the market for that financial asset is inactive. FSP 157-3 is applicable to the valuation of auction rate securities held by the Company for which there was no active market as of December 28, 2008. FSP 157-3 was effective upon issuance, including prior periods for which financial statements had not been issued (see Note 6). The adoption of FSP 157-3 during the third quarter in fiscal 2008 did not have a material impact on the Company’s financial condition and results of operations.

In November 2008, the FASB ratified EITF Issue No. 08-06 “Equity Method Investment Accounting Considerations” (“EITF 08-06”), which clarifies the accounting for certain transactions and impairment considerations involving equity method investments. EITF 08-6 is effective for fiscal years beginning after December 15, 2008, with early adoption prohibited. The Company is currently evaluating the potential impact, if any, of the adoption of EITF 08-06 on its financial position, results of operations and disclosures.

In November 2008, the FASB ratified EITF Issue No. 08-07 “Accounting for Defensive Intangible Assets” (“EITF 08-07”), which clarifies the accounting for certain separately identifiable intangible assets which an acquirer does not intend to actively use but intends to hold to prevent its competitors from obtaining access to them. EITF 08-07 requires an acquirer in a business combination to account for a defensive intangible asset as a separate unit of accounting which should be amortized to expense over the period the asset diminishes in value. EITF 08-07 is effective for fiscal years beginning after December 15, 2008, with early adoption prohibited. The Company is currently evaluating the potential impact, if any, of the adoption of EITF 08-07 on its financial position, results of operations and disclosures.

In December 2008, the FASB issued FSP SFAS No. FIN 46(R)-8 “Interests in Variable Interest Entities” (“FSP 46(R)-8”), which requires public enterprises, including sponsors that have a variable interest in a variable interest entity, to provide additional disclosures about their involvement with variable interest entities. FSP 46(R)-8 is intended to provide greater transparency to financial statement users about an enterprise’s involvement with variable interest entities and is effective for fiscal years and interim periods beginning after December 15, 2008. The adoption of FSP 46(R)-8 during the fourth quarter in fiscal 2008 did not have a material impact on the Company’s financial position, results of operations and disclosures (see Note 10).

Note 2. TRANSACTIONS WITH CYPRESS

Purchases of Imaging and Infrared Detector Products from Cypress

The Company historically purchased fabricated semiconductor wafers from Cypress at intercompany prices consistent with Cypress’s internal transfer pricing methodology. In December 2007, Cypress announced the planned closure of its Texas wafer fabrication facility that manufactured the Company’s imaging and infrared detector products. The planned closure is expected to be completed in the first quarter of fiscal 2009. The Company evaluated its alternatives relating to the future plans for this business and decided to wind-down its activities related to the imaging detector product line in the first quarter of fiscal 2008. Accordingly, in the first quarter of fiscal 2008, cost of components revenue included a $2.2 million impairment charge to long-lived assets primarily related to manufacturing equipment located in the Texas wafer fabrication facility. The Company did not purchase wafers from Cypress in the second, third and fourth quarters of fiscal 2008. Wafer purchases totaled $0.6 million, $4.7 million and $7.2 million in fiscal 2008, 2007 and 2006, respectively.

Administrative Services Provided by Cypress

Cypress seconded employees and consultants to the Company for different time periods for which the Company paid their fully-burdened compensation. In addition, Cypress personnel rendered services to the Company to assist with administrative functions such as employee benefits and other Cypress corporate services and infrastructure. Cypress billed the Company for a portion of the Cypress employees’ fully-burdened compensation. In the case of the Philippines subsidiary, which entered into a services agreement for such secondments and other consulting services in January 2005, the Company paid the fully burdened compensation plus 10%. The amounts that the Company has recorded as general and administrative expenses in the accompanying statements of operations for these services was approximately $3.5 million, $1.8 million and $1.5 million in fiscal 2008, 2007 and 2006, respectively.

Leased Facility in the Philippines

In 2003, the Company and Cypress reached an understanding that the Company would build out and occupy a building owned by Cypress for its first solar cell manufacturing facility in the Philippines. The Company entered into a lease agreement for this facility and a sublease for the land under which the Company paid Cypress at a rate equal to the cost to Cypress for that facility (including taxes, insurance, repairs and improvements). Under the lease agreement, the Company had the right to purchase the facility and assume the lease for the land from Cypress at any time at Cypress’s original purchase price of approximately $8.0 million, plus interest computed on a variable index starting on the date of purchase by Cypress until the sale to the Company, unless such purchase option was exercised after a change of control of the Company, in which case the purchase price would be at a market rate, as reasonably determined by Cypress. In May 2008, the Company exercised its right to purchase the facility from Cypress and assumed the lease for the land from an unaffiliated third-party for a total purchase price of $9.5 million. The lease for the land expires in May 2048 and is renewable for an additional 25 years. Rent expense paid to Cypress for this building was $0.1 million for fiscal 2008 and $0.3 million in each of fiscal 2007 and 2006.

Leased Headquarters Facility in San Jose, California

In May 2006, the Company entered into a lease agreement for its approximately 44,000 square foot headquarters, which is located in a building owned by Cypress in San Jose, California, for $6.0 million over the five-year term of the lease. In October 2008, the Company amended the lease agreement, increasing the rentable square footage and the total lease obligations to approximately 60,000 and $7.6 million, respectively, over the five-year term of the lease. In the event Cypress decides to sell the building, the Company has the right of first refusal to purchase the building at a fair market price which will be based on comparable sales in the area. Rent expense paid to Cypress for this facility was $1.5 million, $1.3 million and $0.6 million in fiscal 2008, 2007 and 2006, respectively.

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

Indemnification and Insurance Matters Agreement

The Company will indemnify Cypress and its affiliates, agents, successors and assigns from all liabilities arising from environmental conditions: existing on, under, about or in the vicinity of any of the Company’s facilities, or arising out of operations occurring at any of the Company’s facilities, including its California facilities, whether prior to or after Cypress’s spin-off of the Company’s class B common stock held by Cypress; existing on, under, about or in the vicinity of the Philippines facility which the Company occupies, or arising out of operations occurring at such facility, whether prior to or after the separation, to the extent that those liabilities were caused by the Company; arising out of hazardous materials found on, under or about any landfill, waste, storage, transfer or recycling site and resulting from hazardous materials stored, treated, recycled, disposed or otherwise handled by any of the Company’s operations or the Company’s California and Philippines facilities prior to the separation; and arising out of the construction activity conducted by or on behalf of the Company at Cypress’s Texas facility.

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

On June 6, 2006, the Company ceased to be a member of Cypress’s consolidated group for federal income tax purposes and certain state income tax purposes. On September 29, 2008, the Company ceased to be a member of Cypress’s combined group for all state income tax purposes. To the extent that the Company becomes entitled to utilize on the Company’s separate tax returns portions of those credit or loss carryforwards existing as of such date, the Company will distribute to Cypress the tax effect, estimated to be 40% for federal and state income tax purposes, of the amount of such tax loss carryforwards so utilized, and the amount of any credit carryforwards so utilized. The Company will distribute these amounts to Cypress in cash or in the Company’s shares, at Cypress’s option. As of December 28, 2008, the Company has $44.0 million of federal net operating loss carryforwards and approximately $73.5 million of California net operating loss carryforwards meaning that such potential future payments to Cypress, which would be made over a period of several years, would therefore aggregate approximately $18.7 million.

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

The Company will continue to be jointly and severally liable to Cypress until the statute of limitations run for all years where the Company joined in the filing of tax returns with Cypress. If Cypress experiences adjustments to their tax liability pursuant to tax examinations, the Company may incur an incremental liability.

Subject to certain caveats, Cypress has obtained a ruling from the Internal Revenue Service (“IRS”) to the effect that the distribution by Cypress of the Company’s class B common stock to Cypress stockholders qualified as a tax-free distribution under Section 355 of the Internal Revenue Code (“Code”). Despite such ruling, the distribution may nonetheless be taxable to Cypress under Section 355(e) of the Code if 50% or more of the Company’s voting power or economic value is acquired as part of a plan or series of related transactions that includes the distribution of the Company’s stock. The tax sharing agreement includes the Company’s obligation to indemnify Cypress for any liability incurred as a result of issuances or dispositions of the Company’s stock after the distribution, other than liability attributable to certain dispositions of the Company’s stock by Cypress, that cause Cypress’s distribution of shares of the Company’s stock to its stockholders to be taxable to Cypress under Section 355(e) of the Code.

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

In connection with Cypress’ spin-off of its shares of the Company’s class B common stock, the Company and Cypress, on August 12, 2008, entered into an Amendment No. 1 to Tax Sharing Agreement (“Amended Tax Sharing Agreement”) to address certain transactions that may affect the tax treatment of the spin-off and certain other matters.

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

Note 3. BUSINESS COMBINATIONS

Solar Sales Pty. Ltd. (“Solar Sales”)

On July 23, 2008, the Company completed the acquisition of Solar Sales, a solar systems integration and product distribution company based in Australia. Solar Sales distributes components such as solar panels and inverters via a national network of dealers throughout Australia, and designs, builds and commissions large-scale commercial systems. Prior to the acquisition, Solar Sales had been a customer of the Company since fiscal 2005. As a result of the acquisition, Solar Sales became a wholly-owned subsidiary of the Company. In connection with the acquisition, the Company changed Solar Sales’ name to SunPower Corporation Australia Pty. Ltd. (“SunPower Australia”). The acquisition of SunPower Australia was not material to the Company’s financial position or results of operations.

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

PowerLight

On January 10, 2007, the Company completed its acquisition of PowerLight. The results of PowerLight have been included in the consolidated results of the Company since January 10, 2007. As a result of the PowerLight acquisition, all of the outstanding shares of PowerLight, and a portion of each vested option to purchase shares of PowerLight, were cancelled, and all of the outstanding options to purchase shares of PowerLight (other than the portion of each vested option that was cancelled) were assumed by the Company in exchange for aggregate consideration of (i) approximately $120.7 million in cash plus (ii) approximately 5.7 million shares of the Company’s class A common stock, inclusive of (a) approximately 1.6 million shares of the Company’s class A common stock which may be issued upon the exercise of assumed vested and unvested PowerLight stock options, which options vest on the same schedule as the assumed PowerLight stock options, and (b) approximately 1.1 million shares of the Company’s class A common stock issued to employees of PowerLight in connection with the acquisition which, along with approximately 0.5 million of the shares issuable upon exercise of assumed PowerLight stock options, are subject to certain transfer restrictions and a repurchase option by the Company, both of which lapse over a two-year period following the acquisition under the terms of certain equity restriction agreements. The Company under the terms of the acquisition agreement also issued an additional 0.2 million shares of restricted class A common stock to certain employees of PowerLight, which shares are subject to certain transfer restrictions which will lapse over 4 years following the acquisition. In June 2007, the Company changed PowerLight’s name to SunPower Corporation, Systems (SP Systems), to capitalize on SunPower’s name recognition.

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

In January 2008, following the first anniversary of the acquisition date, the Company authorized the release of approximately one-half of the original escrow amount, leaving in escrow approximately $11.9 million in cash and approximately 0.4 million shares of its class A common stock, with a total aggregate value of $25.3 million as of December 28, 2008. The Company’s rights to recover damages under several provisions of the acquisition agreement also expired on the first anniversary of the acquisition date. As a result, the Company is now entitled to recover only limited types of losses, and any recovery will be limited to the amount available in the escrow fund at the time of a claim. The remaining amount in the escrow fund will be progressively reduced to zero on each anniversary of the acquisition date over a period of four years (see Note 18).

Purchase Price Allocation

Under the purchase method of accounting, the total purchase price as shown in the table above was allocated to PowerLight’s (now known as SP Systems) net tangible and intangible assets based on their estimated fair values as of January 10, 2007. The purchase price has been allocated based on management’s best estimates. The fair value of the Company’s class A common stock issued was determined based on the average closing prices for a range of trading days around the announcement date (November 15, 2006) of the transaction. The fair value of stock options assumed was estimated using the Black-Scholes valuation model ("Black-Scholes model") with the following assumptions: volatility of 90%, expected life ranging from 2.7 years to 6.3 years, and risk-free interest rate of 4.6%.

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

The Company accounted for its acquisition of PowerLight in accordance with SFAS No. 141. Accordingly, all intercompany receivables and payables related to PowerLight at the acquisition date were eliminated in purchase accounting effective January 10, 2007.

Acquired Identifiable Intangible Assets

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

Amortization expense for fiscal 2008 and 2007 was as follows:

(In thousands)	December 28, 2008	December 30, 2007
Cost of systems revenue	$7,691	$20,085
Sales, general and administrative	3,787	3,688
Total amortization expense	$11,478	$23,773

In-Process Research and Development (“IPR&D”) Charge

In connection with the acquisition of PowerLight (now known as SP Systems), the Company recorded an IPR&D charge of $9.6 million in the first quarter of fiscal 2007, as technological feasibility associated with the IPR&D projects had not been established and no alternative future use existed.

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

	Stage of Completion	Total Cost Incurred to Date	Total Remaining Costs
Design Automation Tool
As of January 10, 2007 (acquisition date)	8%	$0.2 million	$	2.4 million
As of December 28, 2008	100%	$1.4 million	$	—

Tracking System and Other
As of January 10, 2007 (acquisition date)	25%	$0.2 million	$	0.6 million
As of December 28, 2008	100%	$0.8 million	$	—

Status of IPR&D:

At the close of the first quarter in fiscal 2008, the first release of the design automation tool software was deployed to production. As of December 28, 2008, the Company has incurred total project costs of $1.4 million, of which $1.2 million was incurred after the acquisition, and total costs to complete the project was $1.2 million less than the original estimate of $2.6 million. The Company completed the design automation tool project approximately two years and three quarters earlier than the original estimated completion date of December 2010.

The Company completed the tracking systems project in June 2007 and incurred total project costs of $0.8 million, of which $0.6 million was incurred after the acquisition. Both the actual completion date and the total projects costs were in line with the original estimates.

Pro Forma Financial Information (Unaudited)

Supplemental information on an unaudited pro forma basis, as if the acquisition of PowerLight was completed at the beginning of fiscal years 2007 and 2006, is as follows:

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

Note 4. GOODWILL AND INTANGIBLE ASSETS

On November 9, 2004, Cypress completed the acquisition of SunPower. As a result, the Company became a wholly-owned subsidiary of Cypress. Under the purchase method of accounting, the total purchase price was allocated to the Company’s net tangible and intangible assets based on Cypress’s estimated fair values as of November 9, 2004. This transaction resulted in the “push down” of the effect of the acquisition of SunPower by Cypress and created a new basis of accounting. The amounts pushed down to the Company’s financial statements at November 9, 2004, derived from the net carrying balance previously reported by Cypress on November 9, 2004, consisted of intangible assets valued at $24.0 million and goodwill valued at $2.9 million. After the close of trading on September 29, 2008, Cypress completed a spin-off of all of its shares of the Company’s class B common stock, in the form of a pro rata dividend to the holders of record as of September 17, 2008 of Cypress common stock.

Goodwill

The following table presents the changes in the carrying amount of goodwill under the Company's reportable business segments:

(In thousands)	Components Business Segment	Systems Business Segment	Total
As of December 31, 2006	$2,883	$—	$2,883
Goodwill acquired	—	175,162	175,162
Adjustments	—	6,639	6,639
As of December 30, 2007	2,883	181,801	184,684
Goodwill acquired	11,688	—	11,688
Adjustments	1,176	—	1,176
Cumulative translation adjustment, net of tax	(828)	—	(828)
As of December 28, 2008	$14,919	$181,801	$196,720

Changes to goodwill during fiscal 2008 resulted from the acquisitions of SunPower Italia and SunPower Australia. Approximately $11.7 million had been allocated to goodwill within the Components Segment, which represents the excess of the purchase price over the fair value of the underlying net tangible and intangible assets of SunPower Italia and SunPower Australia. SunPower Italia is a Euro functional currency subsidiary and SunPower Australia is an Australian dollar functional currency subsidiary. Therefore, the Company records a translation adjustment for the revaluation of the subsidiary’s goodwill and intangible assets into U.S. dollar. As of December 28, 2008, the cumulative translation adjustment decreased the balance of goodwill by $0.8 million. Also during fiscal 2008, the Company recorded an adjustment to increase goodwill by $1.1 million to adjust the value of acquired investments and deferred tax liability.

During fiscal 2007, approximately $175.2 million had been allocated to goodwill within the Systems Segment, which represents the excess of the purchase price over the fair value of the underlying net tangible and intangible assets of PowerLight (now known as SP Systems). During fiscal 2007, the Company recorded adjustments aggregating $6.6 million to increase goodwill related to the purchase of PowerLight (now known as SP Systems) on January 10, 2007 to $181.8 million. The adjustments included a change in the estimated receivable for an existing project as of the acquisition date which was subsequently determined to be unearned and, thus, the receivable will not be paid, an additional loss provision on a construction project contracted as of the acquisition date and was subsequently determined to have a larger loss than originally estimated, as well as adjustments to the value of certain acquired assets and liabilities.

In accordance with SFAS No. 142, goodwill will not be amortized but instead will be tested for impairment at least annually, or more frequently if certain indicators are present. The Company conducts its annual impairment test of goodwill as of the Sunday closest to the end of the third fiscal quarter of each year. Impairment of goodwill is tested at the Company’s reporting unit level which is at the segment level by comparing each segment’s carrying amount, including goodwill, to the fair value of that segment. To determine fair value, the Company’s review process uses the market approach. In performing its analysis, the Company uses the best information available under the circumstances, including reasonable and supportable assumptions and projections. If the carrying amount of the reporting unit exceeds its implied fair value, goodwill is considered impaired and a second step is performed to measure the amount of impairment loss, if any. Based on its last impairment test as of September 28, 2008, the Company determined there was no impairment. In the event that management determines that the value of goodwill has become impaired, the Company will incur an accounting charge for the amount of the impairment during the fiscal quarter in which the determination is made.

Intangible Assets

The following tables present details of the Company's acquired identifiable intangible assets:

(In thousands)	Gross	Accumulated Amortization	Net
As of December 28, 2008
Patents and purchased technology	$51,398	$(31,322)	$20,076
Tradenames	2,501	(1,685)	816
Backlog	11,787	(11,787)	—
Customer relationships and other	27,456	(8,858)	18,598
	$93,142	$(53,652)	$39,490

As of December 30, 2007
Patents and purchased technology	$51,398	$(20,630)	$30,768
Tradenames	1,603	(808)	795
Backlog	11,787	(11,460)	327
Customer relationships and other	23,193	(4,137)	19,056
	$87,981	$(37,035)	$50,946

In connection with the acquisitions of SunPower Italia and SunPower Australia, the Company recorded $6.2 million of intangible assets less $1.0 million of cumulative translation adjustment for acquired intangible assets in the year ended December 28, 2008. In connection with the acquisition of PowerLight (now known as SP Systems), the Company recorded $79.5 million of intangible assets in the first quarter of fiscal 2007, of which $15.5 million was related to the PowerLight tradename. The determination of the fair value and useful life of the tradename was based on the Company’s strategy of continuing to market its systems products and services under the PowerLight brand. Based on the Company’s change in branding strategy and changing PowerLight’s name to SunPower Corporation, Systems, during the quarter ended July 1, 2007, the Company recognized an impairment charge of $14.1 million, which represented the net book value of the PowerLight tradename.

All of the Company’s acquired identifiable intangible assets are subject to amortization. Aggregate amortization expense for intangible assets totaled $16.8 million, $28.5 million and $4.7 million in fiscal 2008, 2007 and 2006, respectively. As of December 28, 2008, the estimated future amortization expense related to intangible assets is as follows (in thousands):

2009	$16,262
2010	14,675
2011	4,546
2012	3,902
Thereafter	105
$39,490

Note 5. BALANCE SHEET COMPONENTS

(In thousands)	December 28, 2008	December 30, 2007
Accounts receivable, net:
Accounts receivable, gross	$196,316	$139,991
Less: Allowance for doubtful accounts	(1,863)	(1,373)
Less: Allowance for sales returns	(231)	(368)
	$194,222	$138,250

Costs and estimated earnings in excess of billings on contracts in progress and billings in excess of costs and estimated earnings on contracts in progress consists of the following:
Costs and estimated earnings in excess of billings on contracts in progress	$30,326	$39,136
Billings in excess of costs and estimated earnings on contracts in progress	(11,806)	(69,900)
	$18,520	$(30,764)
Contracts in progress at year end:
Costs incurred to date	$552,211	$481,340
Estimated earnings to date	166,901	145,643
Contract revenue earned to date	719,112	626,983
Less: Billings to date, including earned incentive rebates	(700,592)	(657,747)
	$(18,520)	$(30,764)

(In thousands)	December 28, 2008	December 30, 2007
Inventories:
Raw materials(1)	$130,082	$89,604
Work-in-process	15,505	2,027
Finished goods	105,801	57,189
	$251,388	$148,820
(1) In addition to polysilicon and other raw materials for solar cell manufacturing, raw materials include solar panels purchased from third-party vendors and installation materials for systems projects.

Prepaid expenses and other current assets:
VAT receivables, current portion	$26,489	$7,266
Deferred tax assets, current portion	5,658	8,437
Foreign currency forward exchange contracts	11,443	—
Other receivables(2)	36,749	9,946
Other prepaid expenses	15,765	7,461
	$96,104	$33,110
(2) Includes tolling agreements with suppliers in which the Company provides polysilicon required for silicon ingot manufacturing and procures the manufactured silicon ingots from the supplier (see Note 9).

Property, plant and equipment, net:
Land and buildings	$13,912	$7,482
Manufacturing equipment(3)	374,948	194,963
Computer equipment	26,957	12,399
Furniture and fixtures	4,327	2,648
Leasehold improvements	146,101	113,801
Construction-in-process(4)	146,890	99,945
	713,135	431,238
Less: Accumulated depreciation(3, 5)	(100,448)	(53,244)
	$612,687	$377,994
(3) Certain manufacturing equipment associated with solar cell manufacturing lines located at our second facility in the Philippines are collateralized in favor of a customer by way of a chattel mortgage, a first ranking mortgage and a security interest in the property. The Company provided security for advance payments received from a customer in fiscal 2008 totaling $40.0 million in the form of collateralized manufacturing equipment with a net book value of $43.1 million as of December 28, 2008 (see Note 8).

(4) Balance primarily relates to the manufacturing facilities in the Philippines. Balance includes capitalized interest of $1.4 million as of December 28, 2008.
(5) Total depreciation expense was $53.7 million, $27.3 million and $16.3 million in fiscal 2008, 2007 and 2006, respectively.

Other long-term assets:
VAT receivable, net of current portion	$6,692	$24,269
Investments in joint ventures	29,007	5,304
Note receivable(6)	10,000	—
Other	28,525	2,401
	$74,224	$31,974
(6) In June 2008, the Company loaned $10.0 million to a third-party private company pursuant to a three-year interest-bearing note receivable that is convertible into equity at the Company’s option.

Accrued liabilities:
VAT payables	$18,934	$18,138
Income taxes payable	13,402	11,106
Deferred tax liability	5,658	—
Foreign currency forward exchange contracts	45,791	8,920
Warranty reserves	23,872	10,502
Employee compensation and employee benefits	19,018	15,338
Deferred revenue	5,159	307
Other	25,215	15,123
	$157,049	$79,434

Note 6. INVESTMENTS

On December 31, 2007, the Company adopted SFAS No. 157, which refines the definition of fair value, provides a framework for measuring fair value and expands disclosures about fair value measurements. The Company’s adoption of SFAS No. 157 was limited to its financial assets and financial liabilities, as permitted by FSP 157-2. The Company does not have any nonfinancial assets or nonfinancial liabilities that are recognized or disclosed at fair value in its consolidated financial statements on a recurring basis.

Assets Measured at Fair Value on a Recurring Basis

SFAS No. 157 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy assigns the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities ("Level 1") and the lowest priority to unobservable inputs ("Level 3"). Level 2 measurements are inputs that are observable for assets or liabilities, either directly or indirectly, other than quoted prices included within Level 1. The following table presents information about the Company’s available-for-sale securities accounted for under SFAS No. 115 that are measured at fair value on a recurring basis as of December 28, 2008 and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value in accordance with the provisions of SFAS No. 157:

(In thousands)	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of December 28, 2008
Asset
Money market funds	$227,190	$—	$7,185	$234,375
Bank notes	49,610	—	—	49,610
Corporate securities	—	9,994	23,577	33,571
Total available-for-sale securities	$276,800	$9,994	$30,762	$317,556

Available-for-sale securities utilizing Level 3 inputs to determine fair value are comprised of investments in money market funds totaling $7.2 million and auction rate securities held totaling $23.6 million at December 28, 2008.

Money Market Funds

Investments in money market funds utilizing Level 3 inputs consist of the Company’s investments in the Reserve Primary Fund and the Reserve International Liquidity Fund (collectively referred to as the "Reserve Funds"). The net asset value per share for the Reserve Funds fell below $1.00 because the funds had investments in Lehman, which filed for bankruptcy on September 15, 2008. As a result of this event, the Reserve Funds wrote down their investments in Lehman to zero. The Company has estimated the loss on the Reserve Funds to be approximately $1.0 million based on an evaluation of the fair value of the securities held by the Reserve Funds and the net asset value that was last published by the Reserve Funds before the funds suspended redemptions. The Company recorded an impairment charge of $1.0 million in “Other, net” in its Consolidated Statements of Operations, thereby establishing a new cost basis for each fund.

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

The Company expects that the remaining distribution from the Reserve Funds will occur over the remaining nine months as the investments held in the funds mature. Therefore, the Company has changed the designation of its $7.2 million investment in the Reserve Funds from cash and cash equivalents to short-term investments at the new cost basis on the Consolidated Balance Sheets. This re-designation is included in "purchases of available-for-sale securities" in investing activities in the Company’s accompanying Consolidated Statements of Cash Flows. While the Company expects to receive substantially all of its current holdings in the Reserve Funds within the next nine months, it is possible the Company may encounter difficulties in receiving distributions given the current credit market conditions. If market conditions were to deteriorate even further such that the current fair value were not achievable, the Company could realize additional losses in its holdings with the Reserve Funds and distributions could be further delayed.

Auction Rate Securities

Auction rate securities held are typically over-collateralized and secured by pools of student loans originated under the Federal Family Education Loan Program (“FFELP”) that are guaranteed and insured by the U.S. Department of Education. In addition, all auction rate securities held are rated by one or more of the Nationally Recognized Statistical Rating Organizations (“NRSRO”) as triple-A. Historically, these securities have provided liquidity through a Dutch auction at pre-determined intervals every 7 to 49 days. At the end of each reset period, investors can continue to hold the securities or sell the securities at par through an auction process. The “stated” or “contractual” maturities for these securities generally are between 20 to 30 years. Beginning in February 2008, the auction rate securities market experienced a significant increase in the number of failed auctions, resulting from a lack of liquidity, which occurs when sell orders exceed buy orders, and does not necessarily signify a default by the issuer.

All auction rate securities invested in at December 28, 2008 and $29.1 million of $50.8 million invested in auction rate securities at December 30, 2007 have failed to clear at auctions in subsequent periods. For failed auctions, the Company continues to earn interest on these investments at the maximum contractual rate as the issuer is obligated under contractual terms to pay penalty rates should auctions fail. Historically, failed auctions have rarely occurred, however, such failures could continue to occur in the future. In the event the Company needs to access these funds, the Company will not be able to do so until a future auction is successful, the issuer redeems the securities, a buyer is found outside of the auction process or the securities mature. Accordingly, auction rate securities at December 28, 2008 and December 30, 2007 totaling $23.6 million and $29.1 million, respectively, are classified as long-term investments on the Consolidated Balance Sheets, because they are not expected to be used to fund current operations and consistent with the stated contractual maturities of the securities.

The Company determined that use of a valuation model was the best available technique for measuring the fair value of its auction rate securities. The Company used an income approach valuation model to estimate the price that would be received to sell its securities in an orderly transaction between market participants ("exit price") as of December 28, 2008. The exit price was derived as the weighted average present value of expected cash flows over various periods of illiquidity, using a risk-adjusted discount rate that was based on the credit risk and liquidity risk of the securities. While the valuation model was based on both Level 2 (credit quality and interest rates) and Level 3 inputs, the Company determined that the Level 3 inputs were the most significant to the overall fair value measurement, particularly the estimates of risk adjusted discount rates and ranges of expected periods of illiquidity. The valuation model also reflected the Company's intention to hold its auction rate securities until they can be liquidated in a market that facilitates orderly transactions. The following key assumptions were used in the valuation model:

•	5 years to liquidity;
•	continued receipt of contractual interest which provides a premium spread for failed auctions; and
•	discount rates ranging from 4.5% to 6.0%, which incorporates a spread for both credit and liquidity risk.

Based on these assumptions, the Company estimated that auction rate securities with a stated par value of $26.1 million would be valued at approximately 91% of their stated par value, or $23.6 million, representing a decline in value of approximately $2.5 million. The Company currently has the ability and intent to hold these securities until they can be liquidated in a market that facilitates orderly transactions. However, due to the length of time that has passed since the auctions failed and the ongoing uncertainties regarding future access to liquidity, the Company has determined the impairment is other-than-temporary. The Company recorded the other-than-temporary impairment loss of $2.5 million in the fourth quarter of fiscal 2008 in “Other, net” in its Consolidated Statements of Operations. The following table provides a summary of changes in fair value of the Company’s available-for-sale securities utilizing Level 3 inputs as of December 28, 2008:

(In thousands)	Money Market Funds	Auction Rate Securities

Balance at December 31, 2007	$—	$—
Transfers from Level 1 to Level 3	26,677	—
Transfers from Level 2 to Level 3	—	29,050
Purchases	—	10,000
Sales (1)	(18,498)	(13,000)
Impairment loss recorded in “Other, net”	(994)	(2,473)
Balance at December 28, 2008 (2)	$7,185	$23,577

(1)
In the second quarter of fiscal 2008, the Company sold auction rate securities with a carrying value of $12.5 million for their stated par value of $13.0 million to the issuer of the securities outside of the auction process. In the fourth quarter of fiscal 2008, the Company received a distribution of $18.5 million from the Reserve Funds.

(2)
On February 4, 2009, the Company sold an auction rate security with a carrying value of $4.5 million on December 28, 2008 for $4.6 million to a third-party outside of the auction process. In addition, the Company received a distribution of $2.1 million and $1.6 million from the Reserve Funds on January 30, 2009 and February 20, 2009, respectively.

The following table summarizes unrealized gains and losses by major security type designated as available-for-sale:

	December 28, 2008				December 30, 2007
		Unrealized				Unrealized
(In thousands)	Cost	Gross Gains	Gross Losses	Fair Value	Cost	Gross Gains	Gross Losses	Fair Value
Money market funds	$234,375	$—	$—	$234,375	$281,458	$—	$—	$281,458
Bank notes	49,610	—	—	49,610	—	—	—	—
Corporate securities	33,579	2	(10)	33,571	92,395	6	(50)	92,351
Commercial paper	—	—	—	—	78,163	2	(2)	78,163
Total available-for-sale securities	$317,564	$2	$(10)	$317,556	$452,016	$8	$(52)	$451,972

The following table summarizes the fair value and gross unrealized losses of the Company’s available-for-sale securities, aggregated by type of investment instrument and length of time that individual securities have been in a continuous unrealized loss position:

	As of December 28, 2008
	Less than 12 Months		12 Months or Greater		Total
(In thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Corporate securities	$4,992	$(10)	$—	$—	$4,992	$(10)

As of December 28, 2008, the Company did not have any investments in available-for-sale securities that were in an unrealized loss position for 12 months or greater. The decline in fair value of these corporate securities was primarily related to changes in interest rates. The Company has concluded that no other-than-temporary impairment losses occurred in fiscal 2008 in regards to these corporate securities because changes in interest rates are considered temporary in nature for which the Company has recorded an unrealized loss within comprehensive income (loss), a component of stockholders' equity. The Company has the ability and intent to hold these corporate securities until a recovery of fair value. In addition, the Company evaluated the near-term prospects of the corporate securities in relation to the severity and duration of the impairment. Based on that evaluation and the Company’s ability and intent to hold these corporate securities for a reasonable period of time, the Company did not consider these investments to be other-than-temporarily impaired. If it is determined that the fair value of these corporate securities is other-than-temporarily impaired, the Company would record a loss in its Consolidated Statements of Operations in the future, which could be material.

 The classification and contractual maturities of available-for-sale securities is as follows:

(In thousands)	December 28, 2008	December 30, 2007
Included in:
Cash equivalents	$101,523	$249,582
Short-term restricted cash(1, 2)	13,240	—
Short-term investments	17,179	105,453
Long-term restricted cash(1)	162,037	67,887
Long-term investments	23,577	29,050
	$317,556	$451,972
Contractual maturities:
Due in less than one year	$186,540	$396,228
Due from one to two years (3)	3,206	4,994
Due from two to 30 years	127,810	50,750
	$317,556	$451,972

(1)	The Company provided security in the form of cash collateralized bank standby letters of credit for advance payments received from customers.
(2)
The Company received proceeds of Malaysian Ringgit 190.0 million (approximately $54.6 million) from the Malaysian Government under its facility agreement to finance the construction of its planned third solar cell manufacturing facility in Malaysia.

(3)	The Company classifies all available-for-sale securities that are intended to be available for use in current operations as short term investments.

Investments in Non-Public Companies

The Company holds minority investments in certain non-public companies. The Company regularly monitors these minority investments for impairment and records reductions in the carrying values when necessary. Circumstances that indicate an other-than-temporary decline include valuation ascribed to the issuing company in subsequent financing rounds, decreases in quoted market price and declines in operations of the issuer. The Company has $3.1 million in investments accounted for under the cost method and $29.0 million in investments accounted under the equity method on December 28, 2008 (see Note 10). As of December 30, 2007, non-publicly traded investments of $5.3 million are accounted for under the equity method. During fiscal 2008, the Company recorded an other-than-temporary impairment charge of $1.9 million on its non-publicly traded investment accounted for using the cost method, due to the recent deterioration of the credit market and economic environment.

Note 7. ADVANCES TO SUPPLIERS

The Company has entered into agreements with various polysilicon, ingot, wafer, solar cells and solar panel vendors and manufacturers. These agreements specify future quantities and pricing of products to be supplied by the vendors for periods up to 11 years. Certain agreements also provide for penalties or forfeiture of advanced deposits in the event the Company terminates the arrangements (see Note 9). Under certain of these agreements, the Company is required to make prepayments to the vendors over the terms of the arrangements. In fiscal 2008, the Company paid advances totaling $52.9 million in accordance with the terms of existing supply agreements. As of December 28, 2008 and December 30, 2007, advances to suppliers totaled $162.6 million and $161.2 million, respectively, the current portion of which is $43.2 million and $52.3 million, respectively.

The Company’s future prepayment obligations related to these agreements as of December 28, 2008 are as follows (in thousands):

2009	$83,556
2010	59,642
2011	19,792
$162,990

In January 2009, the Company paid an additional advance of $5.6 million in accordance with the terms of an existing supply agreement.

Note 8. CUSTOMER ADVANCES

From time to time, the Company enters into agreements where customers make advances for future purchases of solar power products. In general, the Company pays no interest on the advances and applies the advances as shipments of product occur.

In August 2007, the Company entered into an agreement with one of its customers to supply polysilicon. Under the polysilicon agreement, the customer has agreed to make material aggregate cash advance payments to the Company in fiscal 2007 and 2008. Commencing in fiscal 2010 and continuing through 2019, these advance payments are to be applied as a credit against the customer’s polysilicon purchases from the Company. Such polysilicon is expected to be used by the customer to manufacture ingots, and potentially wafers, which are to be sold to the Company under an ingot supply agreement. The Company received advances of $40.0 million in each year ended December 28, 2008 and December 30, 2007 from this customer, all of which is classified as long-term customer advances in the accompanying Consolidated Balance Sheets. The Company provided security for advances of $40.0 million received in fiscal 2008 in the form of collateralized manufacturing equipment with a net book value of $43.1 million as of December 28, 2008 (see Note 5).

In April 2005, the Company entered into an agreement with one of its customers to supply solar cells. As part of this agreement, the customer agreed to fund 30 million Euros (approximately $35.5 million) for the expansion of the Company’s manufacturing capacity to support this customer’s solar cell product demand. Beginning on January 1, 2006, the Company was obligated to pay interest at a rate of 5.7% per annum on the remaining unpaid balance. The Company’s settlement of principal on the advances is to be recognized over product deliveries at a specified rate on a per-unit-of-product-delivered basis through December 31, 2010. The Company paid interest on the remaining unpaid balance of 1.0 million Euros (approximately $1.4 million) and 1.4 million Euros (approximately $1.9 million) in fiscal 2008 and 2007, respectively. As of December 28, 2008, the remaining outstanding advance was 12.5 million Euros (approximately $17.5 million) of which $8.4 million had been classified in current portion of customer advances and $9.1 million in long-term customer advances in the accompanying Consolidated Balance Sheets, based on projected product shipment dates. As of December 30, 2007, the remaining outstanding advance was 19.7 million Euros (approximately $29.0 million) of which $8.8 million and $20.2 million has been classified in current portion of customer advances and in long-term customer advances, respectively. The Company has utilized all funds advanced by this customer towards expansion of the Company’s manufacturing capacity.

The Company has also entered into other agreements with customers who have made advance payments for solar products. These advances will be applied as shipments of product occur. As of December 28, 2008 and December 30, 2007, such customers had made advances of $12.9 million and $0.4 million, respectively.

The estimated utilization of advances from customers and the related interest of $1.0 million thereto are (in thousands):

2009	$19,800
2010	19,317
2011	8,323
2012	8,000
2013	8,000
Thereafter	48,000
$111,440

Note 9. COMMITMENTS AND CONTINGENCIES

Operating Lease Commitments

The Company leases its San Jose, California facility under a non-cancelable operating lease from Cypress, which expires in April 2011 (see Note 2). The lease requires the Company to pay property taxes, insurance and certain other costs. In addition, the Company leases its Richmond, California facility under a non-cancelable operating lease from an unaffiliated third-party, which expires in September 2018. The Company also has various lease arrangements, including its European headquarters located in Geneva, Switzerland under a lease that expires in September 2012, as well as sales and support offices in Southern California, New Jersey, Australia, Canada, Germany, Italy, Spain and South Korea, all of which are leased from unaffiliated third-parties. Future minimum obligations under all non-cancelable operating leases as of December 28, 2008 are as follows (in thousands):

2009	$5,502
2010	5,078
2011	3,857
2012	3,032
2013	2,965
Thereafter	21,536
$41,970

Rent expense, including the rent paid to Cypress for the San Jose, California facility and the first solar cell manufacturing facility in the Philippines (see Note 2), was $6.9 million, $3.3 million and $1.3 million in fiscal 2008, 2007 and 2006, respectively.

Purchase Commitments

The Company purchases raw materials for inventory, services and manufacturing equipment from a variety of vendors. During the normal course of business, in order to manage manufacturing lead times and help assure adequate supply, the Company enters into agreements with contract manufacturers and suppliers that either allow them to procure goods and services based upon specifications defined by the Company, or that establish parameters defining the Company’s requirements. In certain instances, these agreements allow the Company the option to cancel, reschedule or adjust the Company’s requirements based on its business needs prior to firm orders being placed. Consequently, only a portion of the Company’s disclosed purchase commitments arising from these agreements are firm, non-cancelable and unconditional commitments.

The Company also has agreements with several suppliers, including joint ventures, for the procurement of polysilicon, ingots, wafers, solar cells and solar panels which specify future quantities and pricing of products to be supplied by the vendors for periods up to 11 years and provide for certain consequences, such as forfeiture of advanced deposits and liquidated damages relating to previous purchases, in the event that the Company terminates the arrangements (see Note 7).

At December 28, 2008, total obligations related to non-cancelable purchase orders totaled approximately $113.1 million and long-term supplier agreements totaled approximately $3,253.8 million. Future purchase obligations under non-cancelable purchase orders and long-term supplier agreements as of December 28, 2008 are as follows (in thousands):

2009	$456,486
2010	521,329
2011	530,534
2012	334,621
2013	233,597
Thereafter	1,290,383
$3,366,950

Total future purchase commitments of $3,366.9 million as of December 28, 2008 include tolling agreements with suppliers in which the Company provides polysilicon required for silicon ingot manufacturing and procures the manufactured silicon ingots from the supplier. Annual future purchase commitments in the table above are calculated using the gross price paid by the Company for silicon ingots and are not reduced by the price paid by suppliers for polysilicon. Total future purchase commitments as of December 28, 2008 would be reduced by $628.7 million to $2,738.2 million had the Company’s obligations under such tolling agreements been disclosed using net cash outflows.

Product Warranties

The Company warrants or guarantees the performance of the solar panels that the Company manufactures at certain levels of power output for extended periods, usually 20 years. It also warrants that the solar cells will be free from defects for at least ten years. In addition, it passes through to customers long-term warranties from the OEMs of certain system components. Warranties of 20 years from solar panel suppliers are standard, while inverters typically carry two-, five- or ten-year warranties. The Company maintains warranty reserves to cover potential liabilities that could result from these guarantees. The Company’s potential liability is generally in the form of product replacement or repair. Warranty reserves are based on the Company’s best estimate of such liabilities and are recognized as a cost of revenue. The Company continuously monitors product returns for warranty failures and maintains a reserve for the related warranty expenses based on historical experience of similar products as well as various other assumptions that are considered reasonable under the circumstances.

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

Provisions for warranty reserves charged to cost of revenue were $14.2 million, $10.8 million and $3.2 million during fiscal 2008, 2007 and 2006, respectively. Activity within accrued warranty for fiscal 2008, 2007 and 2006 is summarized as follows:

(In thousands)	December 28, 2008	December 30, 2007	December 31, 2006
Balance at the beginning of the period	$17,194	$3,446	$574
PowerLight accrued balance at date of acquisition	—	6,542	—
Accruals for warranties issued during the period	14,207	10,771	3,226
Settlements made during the period	(3,339)	(3,565)	(354)
Balance at the end of the period	$28,062	$17,194	$3,446

The accrued warranty balance at December 28, 2008 and December 30, 2007 includes $4.2 million and $6.7 million, respectively, of accrued costs primarily related to servicing the Company’s obligations under long-term maintenance contracts entered into under the Systems Segment and the balance is included in “Other long-term liabilities” in the Consolidated Balance Sheets.

FIN 48 Uncertain Tax Positions

As of December 28, 2008 and December 30, 2007, total liabilities associated with FIN 48, uncertain tax positions were $12.8 million and $4.1 million, respectively, and are included in "Other long-term liabilities" on its Consolidated Balance Sheets at December 28, 2008 and December 30, 2007, respectively, as they are not expected to be paid within the next twelve months. Due to the complexity and uncertainty associated with its tax positions, the Company cannot make a reasonably reliable estimate of the period in which cash settlement will be made for its liabilities associated with uncertain tax positions in "Other long-term liabilities."

Royalty Obligations

As of January 10, 2007, the Company assumed certain royalty obligations related to existing agreements entered into by PowerLight before the date of acquisition. In September 2002, PowerLight entered into a Technology Assignment and Services Agreement and other ancillary agreements, subsequently amended in December 2005, with Jefferson Shingleton and MaxTracker Services, LLC, a New York limited liability company controlled by Mr. Shingleton. Under the agreements, the PowerTracker®, now referred to as SunPower® Tracker, was acquired through an assignment and acquisition of the patents associated with the product from Mr. Shingleton and the Company is obligated to pay Mr. Shingleton royalties on the tracker systems that it sells. In addition, several of the Systems Segment’s government awards require the Company to pay royalties based on specified formulas related to sales of products developed or enhanced from such government awards. The Company incurred royalty expense totaling $1.5 million and $2.6 million in fiscal 2008 and 2007, respectively, which were charged to cost of systems revenue. As of December 28, 2008 and December 30, 2007, the Company’s royalty liabilities totaled $0.6 million and $0.3 million, respectively.

Indemnifications

The Company is a party to a variety of agreements pursuant to which it may be obligated to indemnify the other party with respect to certain matters. Typically, these obligations arise in connection with contracts and license agreements or the sale of assets, under which the Company customarily agrees to hold the other party harmless against losses arising from a breach of warranties, representations and covenants related to such matters as title to assets sold, negligent acts, damage to property, validity of certain intellectual property rights, non-infringement of third-party rights and certain tax related matters. In each of these circumstances, payment by the Company is typically subject to the other party making a claim to the Company pursuant to the procedures specified in the particular contract. These procedures usually allow the Company to challenge the other party’s claims or, in case of breach of intellectual property representations or covenants, to control the defense or settlement of any third-party claims brought against the other party. Further, the Company’s obligations under these agreements may be limited in terms of activity (typically to replace or correct the products or terminate the agreement with a refund to the other party), duration and/or amounts. In some instances, the Company may have recourse against third-parties and/or insurance covering certain payments made by the Company.

Legal Matters

From time to time the Company is a party to litigation matters and claims that are normal in the course of its operations. While the Company believes that the ultimate outcome of these matters will not have a material adverse effect on the Company, the outcome of these matters is not determinable and negative outcomes may adversely affect its financial position, liquidity or results of operations.

Note 10. JOINT VENTURES

Woongjin Energy Co., Ltd (“Woongjin Energy”)

In the third quarter of fiscal 2006, the Company entered into an agreement with Woongjin Coway Co., Ltd. (“Woongjin”), a provider of environmental products located in Korea, to form Woongjin Energy, a joint venture to manufacture monocrystalline silicon ingots. Under the joint venture, the Company and Woongjin have funded the joint venture through capital investments. In addition, Woongjin Energy obtained a $33.0 million loan originally guaranteed by Woongjin. Until Woongjin Energy engages in an IPO, Woongjin Energy will refrain from declaring or making any distributions, including dividends, unless its debt-to-equity ratio immediately following such distribution would not be greater than 200.0%. The Company supplies polysilicon, services and technical support required for the silicon ingot manufacturing to the joint venture, and the Company procures the manufactured silicon ingots from the joint venture under a five-year agreement. Woongjin Energy began manufacturing in the third quarter of fiscal 2007. In fiscal 2008 and 2007, the Company paid $52.7 million and $2.3 million, respectively, to Woongjin Energy for manufacturing silicon ingots. As of December 28, 2008 and December 30, 2007, $22.5 million and $2.4 million, respectively, remained due and payable to Woongjin Energy.

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

As of December 28, 2008, the Company had a $24.0 million investment in the joint venture on its Consolidated Balance Sheets which consisted of a 40.0% equity investment. As of December 30, 2007, the Company had a $4.4 million investment in the joint venture on its Consolidated Balance Sheets which consisted of a 19.9% equity investment valued at $1.1 million and a $3.3 million convertible note that was convertible at the Company’s option into an additional 20.1% equity ownership in the joint venture. The Company exercised the option and converted the note into equity in September 2008. The Company periodically evaluates the qualitative and quantitative attributes of its relationship with Woongjin Energy to determine whether the Company is the primary beneficiary of the joint venture and needs to consolidate Woongjin Energy’s results into the Company’s financial statements in accordance with FSP FASB Interpretation No. 46 “Consolidation of Variable Interest Entities” (“FSP FIN 46(R)”). The Company has concluded it is not the primary beneficiary of the joint venture because Woongjin Energy supplies only a portion of the Company’s future estimated total ingot requirement through 2012 and the existing supply agreements are shorter than the estimated economic life of the joint venture. In addition, the Company believes that Woongjin Holdings is the primary beneficiary of the joint venture because Woongjin Holdings guarantees the initial $33.0 million loan for Woongjin Energy and exercises significant control over Woongjin Energy’s board of directors, management, and daily operations.

The Company accounts for its investment in Woongjin Energy using the equity method of accounting, in which the entire investment is classified as “Other long-term assets” in the Consolidated Balance Sheets and the Company’s share of Woongjin Energy’s income totaling $14.2 million in fiscal 2008, and share of Woongjin Energy’s losses totaling $0.3 million in fiscal 2007, is included in “Equity in earnings of unconsolidated investees” in the Consolidated Statements of Operations. The Company’s amount of Woongjin Energy’s income increased year-over-year due to 1) increases in production since Woongjin Energy began manufacturing in the third quarter of fiscal 2007; 2) the Company’s equity investment increased from 19.9% as of December 30, 2007 to 40.0% as of December 28, 2008; and 3) a $6.3 million foreign currency transaction gain resulted from the strengthening of the U.S. dollar versus the Korean Won. Neither party has contractual obligations to provide any additional funding to the joint venture. The Company’s maximum exposure to loss as a result of its involvement with Woongjin Energy is limited to its investment of $24.0 million as of December 28, 2008.

In fiscal 2008 and 2007, the Company conducted other related-party transactions with Woongjin Energy. For fiscal 2008 and 2007, the Company recognized $5.6 million and $5.8 million, respectively, in components revenue related to the sale of solar panels to Woongjin Energy. As of December 28, 2008 and December 30, 2007, $0.8 million and $3.2 million, respectively, remained due and receivable from Woongjin Energy related to the sale of solar panels.

Summarized financial information adjusted to conform to U.S. GAAP for Woongjin Energy, as it qualifies as a “significant investee” of the Company as defined in SEC Regulation S-X Rule 4-08(g), as of and for the year ended December 28, 2008 is as follows (in thousands):

Balance Sheet
Assets
Current assets	$47,338
Noncurrent assets	106,671
Total Assets	$154,009
Liabilities
Current liabilities	$31,067
Noncurrent liabilities	61,527
Total Liabilities	$92,594

Statement of Operations
Revenues	$60,624
Cost of Sales	23,568
Gross profit	37,056
Operating income	32,887
Net income	$44,919

Summarized financial information for Woongjin Energy during prior periods was not material to the Company’s financial condition and results of operations.

First Philec Solar Corporation (“First Philec Solar”)

In October 2007, the Company entered into an agreement with First Philippine Electric Corporation (“First Philec”) to form First Philec Solar, a joint venture to provide wafer slicing services of silicon ingots to the Company. The Company and First Philec have funded the joint venture through capital investments. The Company supplies to the joint venture silicon ingots and technology required for the slicing of silicon, and the Company procures the silicon wafers from the joint venture under a five-year wafering supply and sales agreement. This joint venture is located in the Philippines and became operational in the second quarter of fiscal 2008. In fiscal 2008, the Company paid $8.5 million to First Philec Solar for wafer slicing services of silicon ingots. As of December 28, 2008, $1.9 million remained due and payable to First Philec Solar.

As of December 28, 2008, the Company had a $5.0 million investment in the joint venture on its Consolidated Balance Sheets which consisted of a 19.0% equity investment. As of December 30, 2007, the Company had a $0.9 million investment in the joint venture on its Consolidated Balance Sheets which consisted of a 16.9% equity investment. The Company periodically evaluates the qualitative and quantitative attributes of its relationship with First Philec Solar to determine whether the Company is the primary beneficiary of the joint venture and needs to consolidate First Philec Solar’s results into the Company’s financial statements in accordance with FSP FIN 46(R). The Company has concluded it is not the primary beneficiary of the joint venture because the existing five-year agreement named above is considered a short period compared against the estimated economic life of the joint venture. In addition, the Company believes that First Philec is the primary beneficiary of the joint venture because First Philec exercises significant control over First Philec Solar’s board of directors, management, and daily operations.

The Company accounts for this investment using the equity method of accounting, in which the entire investment is classified as “Other long-term assets” in the Consolidated Balance Sheets and the Company’s share of First Philec Solar’s losses totaling $0.1 million in fiscal 2008 is included in “Equity in earnings of unconsolidated investees” in the Consolidated Statements of Operations. The Company’s maximum exposure to loss as a result of its involvement with First Philec Solar is limited to its investment of $5.0 million as of December 28, 2008.

NorSun

In January 2008, the Company entered into an Option Agreement with NorSun pursuant to which the Company will deliver cash advance payments to NorSun for the purchase of polysilicon under a long-term polysilicon supply agreement with NorSun, which NorSun will use to partly fund its portion of the equity investment in the joint venture with Swicorp Joussour Company and Chemical Development Company for the construction of a new polysilicon manufacturing facility in Saudi Arabia. The Company deposited $16.0 million in an escrow account to secure NorSun’s right to such advance payments. NorSun will initially hold a fifty percent equity interest in the joint venture. Under the terms of the Option Agreement, the Company may exercise a call option and apply the advance payments to purchase half, subject to certain adjustments, of NorSun’s fifty percent equity interest in the joint venture. The Company may exercise its option at any time until six months following the commercial operation of the Saudi Arabian polysilicon manufacturing facility. The Option Agreement also provides NorSun an option to put half, subject to certain adjustments, of its fifty percent equity interest in the joint venture to the Company. NorSun’s option is exercisable commencing July 1, 2009 through six months following commercial operation of the polysilicon manufacturing facility. The Company accounts for the put and call options as one instrument, which are measured at fair value at each reporting period. The changes in the fair value of the combined option are recorded in “Other, net” in the Consolidated Statements of Operations. The fair value of the combined option at December 28, 2008 was not material.

Note 11. DEBT AND CREDIT SOURCES

  Line of Credit

On July 13, 2007, the Company entered into a credit agreement with Wells Fargo and has entered into amendments to the credit agreement from time to time. As of December 28, 2008, the credit agreement provides for a $50.0 million uncollateralized revolving credit line, with a $50.0 million uncollateralized letter of credit subfeature, and a separate $150.0 million collateralized letter of credit facility. The Company may borrow up to $50.0 million and request that Wells Fargo issue up to $50.0 million in letters of credit under the uncollateralized letter of credit subfeature. Letters of credit issued under the subfeature reduce the Company’s borrowing capacity under the revolving credit line. Additionally, the Company may request that Wells Fargo issue up to $150.0 million in letters of credit under the collateralized letter of credit facility through July 31, 2012. As detailed in the agreement, the Company pays interest of LIBOR plus 1.25% on outstanding borrowings under the uncollateralized revolving credit line, and a fee of 1.0% and 0.2% for outstanding letters of credit under the uncollateralized letter of credit subfeature and collateralized letter of credit facility, respectively. At any time, the Company can prepay outstanding loans. In February 2009, the Company amended the credit agreement to extend the expiration date for the uncollateralized revolving credit line and uncollateralized letter of credit subfeature from April 4, 2009 to July 3, 2009. In addition, the Company is negotiating another amendment to revise the existing credit agreement with Wells Fargo to further extend the expiration date for the uncollateralized revolving credit line and uncollateralized letter of credit subfeature. All letters of credit issued under the collateralized letter of credit facility expire no later than July 31, 2012. If the Company and Wells Fargo do not agree to amend the credit agreement to futher extend the deadline, all borrowings under the uncollateralized revolving credit line must be repaid by July 3, 2009, and all letters of credit issued under the uncollateralized letter of credit subfeature expire on or before July 3, 2009 unless the Company provides by such date collateral in the form of cash or cash equivalents in the aggregate amount available to be drawn under letters of credit outstanding at such time.

In connection with the credit agreement, the Company entered into a security agreement with Wells Fargo, granting a security interest in a securities account and deposit account to secure its obligations in connection with any letters of credit that might be issued under the credit agreement. SunPower North America, Inc., SP Systems and SunPower Systems SA, all wholly-owned subsidiaries of the Company, also entered into an associated continuing guaranty with Wells Fargo. The terms of the credit agreement include certain conditions to borrowings, representations and covenants, and events of default customary for financing transactions of this type. If the Company fails to comply with the financial and other restrictive covenants contained in the credit agreement resulting in an event of default, all debt could become immediately due and payable. Financial and other restrictive covenants include, but are not limited to, net income adjusted for purchase accounting not less than $1.00 in each period of four consecutive quarters as of the recently completed fiscal quarter, total liabilities divided by tangible net worth not exceeding two to one as of the end of each fiscal quarter; and no declaration or payment of dividends.

As of December 28, 2008 and December 30, 2007, letters of credit totaling $29.9 million and $32.0 million, respectively, were issued by Wells Fargo under the uncollateralized letter of credit subfeature. In addition, letters of credit totaling $76.5 million and $47.9 million were issued by Wells Fargo under the collateralized letter of credit facility as of December 28, 2008 and December 30, 2007, respectively. On December 28, 2008 and December 30, 2007, cash available to be borrowed under the uncollateralized revolving credit line was $20.1 million and $18.0 million, respectively, and includes letter of credit capacities available to be issued by Wells Fargo under the uncollateralized letter of credit subfeature of $20.1 million and $8.0 million, respectively. Letters of credit available under the collateralized letter of credit facility at December 28, 2008 and December 30, 2007 totaled $73.5 million and $2.1 million, respectively.

Debt Issuance with the Malaysian Government

On December 18, 2008, the Company entered into a facility agreement with the Malaysian Government. In connection with the facility agreement, the Company executed a debenture and deed of assignment in favor of the Malaysian Government, granting a security interest in a deposit account and all assets of SunPower Malaysia Manufacturing Sdn. Bhd. (“SunPower Malaysia”), a wholly-owned subsidiary of the Company, to secure its obligations under the facility agreement.

Under the terms of the facility agreement, the Company may borrow up to Malaysian Ringgit 1.0 billion (approximately $287.4 million) to finance the construction of its planned third solar cell manufacturing facility in Malaysia. The loans within the facility agreement are divided into two tranches that may be drawn through June 2010. Principal is to be repaid in six quarterly payments starting in July 2015, and a non-weighted average interest rate of approximately 4.4% per annum accrues and is payable starting in July 2015. As of December 28, 2008, the Company had borrowed Malaysian Ringgit 190.0 million (approximately $54.6 million) under the facility agreement. In January 2009, the Company borrowed an additional Malaysian Ringgit 185.0 million (approximately $51.0 million) under the facility agreement. The Company has the ability to prepay outstanding loans and all borrowings must be repaid by October 30, 2016. The terms of the facility agreement include certain conditions to borrowings, representations and covenants, and events of default customary for financing transactions of this type.

1.25% and 0.75% Convertible Debt Issuance

In February 2007, the Company issued $200.0 million in principal amount of its 1.25% senior convertible debentures. Interest on the 1.25% debentures is payable on February 15 and August 15 of each year, commencing August 15, 2007. The 1.25% debentures will mature on February 15, 2027. Holders may require the Company to repurchase all or a portion of their 1.25% debentures on each of February 15, 2012, February 15, 2017 and February 15, 2022, or if the Company experiences certain types of corporate transactions constituting a fundamental change. In addition, the Company may redeem some or all of the 1.25% debentures on or after February 15, 2012. The 1.25% debentures are initially convertible, subject to certain conditions, into cash up to the lesser of the principal amount or the conversion value. If the conversion value is greater than $1,000, then the excess conversion value will be convertible into common stock. The initial effective conversion price of the 1.25% debentures is approximately $56.75 per share, which represented a premium of 27.5% to the closing price of the Company's common stock on the date of issuance. The applicable conversion rate will be subject to customary adjustments in certain circumstances.

In July 2007, the Company issued $225.0 million in principal amount of its 0.75% senior convertible debentures. Interest on the 0.75% debentures is payable on February 1 and August 1 of each year, commencing February 1, 2008. The 0.75% debentures will mature on August 1, 2027. Holders may require the Company to repurchase all or a portion of their 0.75% debentures on each of August 1, 2010, August 1, 2015, August 1, 2020, and August 1, 2025, or if the Company is involved in certain types of corporate transactions constituting a fundamental change. In addition, the Company may redeem some or all of the 0.75% debentures on or after August 1, 2010. Therefore, the 0.75% debentures will be classified as short-term debt in the Company’s Consolidated Balance Sheets beginning on August 1, 2009. The 0.75% debentures are initially convertible, subject to certain conditions, into cash up to the lesser of the principal amount or the conversion value. If the conversion value is greater than $1,000, then the excess conversion value will be convertible into cash, common stock or a combination of cash and common stock, at the Company’s election. The initial effective conversion price of the 1.25% debentures is approximately $82.24 per share, which represented a premium of 27.5% to the closing price of the Company's common stock on the date of issuance. The applicable conversion rate will be subject to customary adjustments in certain circumstances.

The 1.25% debentures and 0.75% debentures are senior, unsecured obligations of the Company, ranking equally with all existing and future senior unsecured indebtedness of the Company. The 1.25% debentures and 0.75% debentures are effectively subordinated to the Company’s secured indebtedness to the extent of the value of the related collateral and structurally subordinated to indebtedness and other liabilities of the Company’s subsidiaries. The 1.25% debentures and 0.75% debentures do not contain any covenants or sinking fund requirements.

For the year ended December 30, 2007, the closing price of the Company’s class A common stock equaled or exceeded 125% of the $56.75 per share initial effective conversion price governing the 1.25% debentures and the closing price of the Company’s class A common stock equaled or exceeded 125% of the $82.24 per share initial effective conversion price governing the 0.75% debentures, for 20 out of 30 consecutive trading days ending on December 30, 2007. As a result, the market price conversion trigger pursuant to the terms of both debentures was satisfied. As of the first trading day of the first quarter in fiscal 2008, holders of the 1.25% debentures and 0.75% debentures were able to exercise their right to convert the debentures any day in that fiscal quarter. Therefore, since holders of the 1.25% debentures and 0.75% debentures were able to exercise their right to convert the debentures in the first quarter of fiscal 2008, the Company classified the $425.0 million in aggregate convertible debt as short-term debt in its Consolidated Balance Sheets as of December 30, 2007. In addition, the Company wrote off $8.2 million and $1.0 million of unamortized debt issuance costs in the fourth quarter of fiscal 2007 and first quarter of fiscal 2008, respectively. No holders of the 1.25% debentures and 0.75% debentures exercised their right to convert the debentures in the first quarter of fiscal 2008.

For the quarter ended September 28, 2008, the closing price of the Company’s class A common stock equaled or exceeded 125% of the $56.75 per share initial effective conversion price governing the 1.25% debentures for 20 out of 30 consecutive trading days ending on September 28, 2008, thus satisfying the market price conversion trigger pursuant to the terms of the 1.25% debentures. During the fourth quarter in fiscal 2008, holders of the 1.25% debentures were able to exercise their right to convert the debentures any day in that fiscal quarter. As of December 28, 2008, the Company received notices for the conversion of approximately $1.4 million of the 1.25% debentures which the Company has settled for approximately $1.2 million in cash and 1,000 shares of class A common stock.

Because the closing price of the Company’s class A common stock on at least 20 of the last 30 trading days during the fiscal quarter ending December 28, 2008 did not equal or exceed $70.94, or 125% of the applicable conversion price for its 1.25% debentures, and $102.80, or 125% of the applicable conversion price governing our 0.75% debentures, holders of the 1.25% debentures and 0.75% debentures are unable to exercise their right to convert the debentures, based on the market price conversion trigger, any day in the first quarter of fiscal 2009, which began on December 29, 2008. Accordingly, the Company classified the $423.6 million in aggregate convertible debt as long-term debt in its Consolidated Balance Sheets as of December 28, 2008. This test is repeated each fiscal quarter, therefore, if the market price conversion trigger is satisfied in a subsequent quarter, the debentures may again be re-classified as short-term debt.

The following table summarizes the Company’s outstanding convertible debt:

	As of
	December 28, 2008		December 30, 2007
(In thousands)	Carrying Value	Fair Value*	Carrying Value	Fair Value*
1.25% debentures	$198,608	$143,991	$200,000	$465,576
0.75% debentures	225,000	166,747	225,000	366,316
Total convertible debt	$423,608	$310,738	$425,000	$831,892

*	The fair value of the convertible debt was determined based on quoted market prices as reported by Bloomberg.

February 2007 Amended and Restated Share Lending Arrangement and July 2007 Share Lending Arrangement

Concurrent with the offering of the 1.25% debentures, the Company lent approximately 2.9 million shares of its class A common stock to LBIE, an affiliate of Lehman Brothers, one of the underwriters of the 1.25% debentures. Concurrent with the offering of the 0.75% debentures, the Company also lent approximately 1.8 million shares of its class A common stock to CSI, an affiliate of Credit Suisse, one of the underwriters of the 0.75% debentures. The loaned shares are to be used to facilitate the establishment by investors in the 1.25% debentures and 0.75% debentures of hedged positions in the Company’s class A common stock. Under the share lending agreement, LBIE had the ability to offer the shares that remain in LBIE’s possession to facilitate hedging arrangements for subsequent purchasers of both the 1.25% debentures and 0.75% debentures and, with the Company’s consent, purchasers of securities the Company may issue in the future. The Company did not receive any proceeds from these offerings of class A common stock, but received a nominal lending fee of $0.001 per share for each share of common stock that is loaned pursuant to the share lending agreements described below.

Share loans under the share lending agreement terminate and the borrowed shares must be returned to the Company under the following circumstances: (i) LBIE and CSI may terminate all or any portion of a loan at any time; (ii) the Company may terminate any or all of the outstanding loans upon a default by LBIE and CSI under the share lending agreement, including a breach by LBIE and CSI of any of its representations and warranties, covenants or agreements under the share lending agreement, or the bankruptcy or administrative proceeding of LBIE and CSI; or (iii) if the Company enters into a merger or similar business combination transaction with an unaffiliated third-party (as defined in the agreement). In addition, CSI has agreed to return to the Company any borrowed shares in its possession on the date anticipated to be five business days before the closing of certain merger or similar business combinations described in the share lending agreement. Except in limited circumstances, any such shares returned to the Company cannot be re-borrowed.

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

While the share lending agreement does not require cash payment upon return of the shares, physical settlement is required (i.e., the loaned shares must be returned at the end of the arrangement). In view of this share return provision and other contractual undertakings of LBIE and CSI in the share lending agreement, which have the effect of substantially eliminating the economic dilution that otherwise would result from the issuance of the borrowed shares, historically the loaned shares were not considered issued and outstanding for the purpose of computing and reporting the Company’s basic and diluted weighted average shares or earnings per share. However, on September 15, 2008, Lehman filed a petition for protection under Chapter 11 of the U.S. bankruptcy code, and LBIE commenced administration proceedings (analogous to bankruptcy) in the United Kingdom. After reviewing the circumstances of the Lehman bankruptcy and LBIE administration proceedings, the Company records the shares lent to LBIE as issued and outstanding starting on September 15, 2008, the date on which LBIE commenced administration proceedings, for the purpose of computing and reporting the Company’s basic and diluted weighted average shares and earnings per share.

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

Note 12. FOREIGN CURRENCY DERIVATIVES

 The Company has non-U.S. subsidiaries that operate and sell the Company’s products in various global markets, primarily in Europe. As a result, the Company is exposed to risks associated with changes in foreign currency exchange rates. It is the Company’s policy to use various hedge instruments to manage the exposures associated with purchases of foreign sourced equipment, net asset or liability positions of its subsidiaries and forecasted revenues and expenses. The counterparties to these hedging transactions are creditworthy multinational banks and the risk of counterparty nonperformance associated with these contracts is not expected to be material. In connection with its global tax planning, the Company recently changed the flow of transactions to European subsidiaries that have Euro functional currency, resulting in greater exposure to changes in the value of the Euro. Implementation of this tax strategy had, and will continue to have, the ancillary effect of limiting the Company’s ability to fully hedge certain Euro-denominated revenue. The Company currently does not enter into foreign currency derivative financial instruments for speculative or trading purposes.

Under SFAS No. 133, the Company is required to recognize all derivative instruments as either assets or liabilities at fair value in the Consolidated Balance Sheets. The Company calculates the fair value of its option and forward contracts based on market volatilities, spot rates and interest differentials from published sources. The following table presents information about the Company’s hedge instruments measured at fair value on a recurring basis as of December 28, 2008 and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value in accordance with the provisions of SFAS No. 157 (in thousands):

(In thousands)	Balance Sheet Location	Significant Other Observable Inputs (Level 2)
Asset
Foreign currency forward exchange contracts	Prepaid expenses and other current assets	$2,592
Foreign currency option contracts	Prepaid expenses and other current assets	8,851
		$11,443
Liability
Foreign currency forward exchange contracts	Accrued liabilities	$29,816
Foreign currency option contracts	Accrued liabilities	15,975
		$45,791

Cash Flow Hedges

In accordance with SFAS No. 133, the Company accounts for its hedges of forecasted foreign currency revenue and cost of revenue as cash flow hedges. Changes in fair value of the effective portion of hedge contracts are recorded in accumulated other comprehensive income (loss) in stockholders’ equity in the Consolidated Balance Sheets. The effective portion of unrealized losses recorded in accumulated other comprehensive income (loss) were $26.1 million, $3.9 million and $2.1 million as of December 28, 2008, December 30, 2007 and December 31, 2006, respectively. Amounts deferred in accumulated other comprehensive income (loss) are reclassified to other, net in the Consolidated Statements of Operations in the periods in which the hedged exposure impacts earnings. As of December 28, 2008, the Company had outstanding cash flow hedge forward contracts and option contracts with an aggregate notional value of $364.5 million and $147.5 million, respectively. As of December 30, 2007, the Company had outstanding cash flow hedge forward contracts with an aggregate notional value of $140.1 million. The maturity dates of the outstanding contracts at December 28, 2008 ranged from January 2009 to December 2009. In the second quarter of fiscal 2008, the Company discontinued a portion of an existing cash flow hedge of foreign currency revenue when it determined it was probable that the original forecasted transaction would not occur by the end of the originally specified time period. The amount of derivative loss totaling $0.8 million was reclassified from accumulated other comprehensive income (loss) to other, net in fiscal 2008 as a result of the discontinuance of the cash flow hedge.

Cash flow hedges are tested for effectiveness each period on a average to average rate basis using regression analysis. The ineffective portion of the Company’s cash flow hedges was immaterial during fiscal 2008, 2007 and 2006.  Further, the change in the time value of the options is excluded from the Company’s assessment of hedge effectiveness. The premium paid or time value of an option whose strike price is equal to or greater than the market price on the date of purchase is recorded as an asset in the Consolidated Balance Sheets. Thereafter, any change to this time value is included in other, net in the Consolidated Statements of Operations. Amount recorded in “Other, net” was a loss of $6.5 million for fiscal 2008 due to loss in time value.

Other Derivatives

Other derivatives not designated as hedging instruments under SFAS No. 133 consist of forward contracts used to hedge the net balance sheet effect of foreign currency denominated assets and liabilities primarily for intercompany transactions, receivables from customers, prepayments to suppliers and advances received from customers. The Company records its hedges of foreign currency denominated monetary assets and liabilities at fair value with the related gains or losses recorded in other, net. The gains or losses on these contracts are substantially offset by transaction gains or losses on the underlying balances being hedged. As of December 28, 2008 and December 30, 2007, the Company held forward contracts with an aggregate notional value of $66.6 million and $62.7 million, respectively, to hedge the risks associated with foreign currency denominated assets and liabilities.

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

The geographic distribution of income (loss) before income taxes and equity in earnings of unconsolidated investees and the components of provision for (benefit from) income taxes are summarized below:

	Year Ended
(In thousands)	December 28, 2008	December 30, 2007	December 31, 2006
Geographic distribution of income (loss) before income taxes and equity in earnings of unconsolidated investees:
U.S. income (loss)	$25,145	$(93,881)	$3,419
Non-U.S. income	122,439	97,441	25,042
Income before income taxes and equity in earnings of unconsolidated investees	$147,584	$3,560	$28,461

Provision for (benefit from) income taxes:
Current tax (benefit) expense
Federal	$61,699	$(67)	$241
State	11,641	647	100
Foreign	15,253	12,319	1,604
Total current tax expense	88,593	12,899	1,945
Deferred tax benefit
Federal	(17,253)	(14,499)	—
State	(1,972)	(4,320)	—
Foreign	—	—	—
Total deferred tax benefit	(19,225)	(18,819)	—
Provision for (benefit from) income taxes	$69,368	$(5,920)	$1,945

The income tax provision (benefit) differs from the amounts obtained by applying the statutory U.S. federal tax rate to income before taxes as shown below:

	Year Ended
(In thousands)	December 28, 2008	December 30, 2007	December 31, 2006
Statutory rate	35%	35%	35%
Tax at U.S. statutory rate	$51,654	$1,246	$9,961
Foreign rate differential	(21,472)	(20,731)	(7,162)
State income taxes, net of benefit	11,064	647	65
Recognition of prior year benefits	—	—	(1,205)
Purchased in-process research and development	—	3,351	—
Impairment of acquisition-related intangible assets	—	4,924	—
Alternative minimum tax	—	67	—
Tax credits (research and development/investment tax credit)	(9,933)	—	—
Amortization of intangible assets	5,287	—	—
Non-deductible unrealized gain (loss)	3,292	—	—
Book-to-tax differences	8,197	—	—
Benefit of net operating losses not recognized	—	1,329	—
Non-deductible stock option compensation expense	19,581	3,227	241
Other, net	1,698	20	45
Total	$69,368	$(5,920)	$1,945

(In thousands)	December 28, 2008	December 30, 2007
Deferred tax assets:
Net operating loss carryforwards	$864	$709
Research and development credit and California manufacturing credit carryforwards	2,466	1,491
Reserves and accruals	30,103	16,456
SFAS No. 133 unrealized losses	3,482	—
SFAS No. 123(R) stock deductions	30,184	13,630
Total deferred tax asset	67,099	32,286
Valuation allowance	(45,932)	(13,924)
Total deferred tax asset, net of valuation allowance	21,167	18,362
Deferred tax liabilities:
Intangible assets	(13,774)	(16,138)
Equity interest in Woongjin Energy	(5,600)	—
Total deferred tax liabilities	(19,374)	(16,138)
Net deferred tax asset	$1,793	$2,224

As of December 28, 2008, the Company had federal net operating loss carryforwards of approximately $57.6 million for tax purposes, which relate to stock deductions that when realized will benefit equity. These federal net operating loss carryforwards will expire in 2027. As of December 28, 2008, the Company had California state net operating loss carryforwards of approximately $73.6 million for tax purposes, of which $58.6 million relate to stock deductions that when realized will benefit equity. These California net operating loss carryforwards will expire at various dates from 2011 to 2017. The Company also had research and development credit carryforwards of approximately $4.0 million for federal tax purposes and $4.6 million for state tax purposes. The Company’s ability to utilize a portion of the net operating loss carryforwards is dependent upon the Company being able to generate taxable income in future periods and may be limited due to restrictions imposed on utilization of net operating loss and credit carryforwards under federal and state laws upon a change in ownership, such as the transaction with Cypress.

The Company is subject to tax holidays in the Philippines, where it manufactures its products. The tax holidays are scheduled to expire within the next several years beginning in 2010, unless extended. The Company is subject to a tax holiday in Switzerland, where it sells its products. This tax holiday is scheduled to expire in 2009, and the Company is currently in discussions with the Swiss authority regarding an extension.

As of December 28, 2008, the Company’s foreign subsidiaries have accumulated undistributed earnings of approximately $154.1 million that are intended to be indefinitely reinvested outside the U.S. and, accordingly, no provision for U.S. federal and state tax has been made for the distribution of these earnings. At December 28, 2008 the amount of the unrecognized deferred tax liability on the indefinitely reinvested earnings was $61.6 million.

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

The total amount of unrecognized tax benefits recorded in the Consolidated Balance Sheets at the date of adoption was approximately $1.1 million, which, if recognized, would affect the Company’s effective tax rate. A reconciliation of the beginning and ending amounts of unrecognized tax benefits for the years ended December 28, 2008 and December 30, 2007 is as follows:

(In thousands)	December 28, 2008	December 30, 2007
Balance at the beginning of the period	$4,172	$1,120
Additions based on tax positions related to the current period	8,593	2,726
Additions for tax positions of prior periods	—	326
Balance at the end of the period	$12,765	$4,172

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

The Company’s valuation allowance is primarily for its deferred tax assets in the U.S., and was determined in accordance with the provisions of SFAS No. 109, which requires an assessment of both positive and negative evidence. When determining whether it is more likely than not that deferred assets are recoverable, with such assessment being required on a jurisdiction by jurisdiction basis, management believes that sufficient uncertainty exists with regard to the realizability of these assets such that a valuation allowance is necessary. Factors considered in providing a valuation allowance include the lack of a significant history of consistent profits, the lack of consistent profitability in the solar industry, and the lack of carryback capacity to realize these assets. Based on the absence of sufficient positive objective evidence, management is unable to assert that it is more likely than not that the Company will generate sufficient taxable income to realize these remaining net deferred tax assets. The amount of the deferred tax assets valuation allowance, however, could be reduced in future periods to the extent that future taxable income is realized. A portion of the valuation allowance would be released to income tax expense as it offsets deferred tax assets acquired in the acquisition of PowerLight (now known as SP Systems).

The Company adopted SFAS No. 141(R) on December 29, 2008. SFAS No. 141(R) amends the guidance in SFAS No. 109 and FIN 48 on the accounting for changes in assumed liabilities for acquired income tax uncertainties. As a result of the amendments, the manner in which changes in liabilities for income tax uncertainties are recognized is consistent with the general requirements of SFAS No. 141(R) for adjustments during the measurement period, which adjust the accounting for the business combination, and adjustments outside of the measurement period, which do not result in adjustments to the accounting for the business combination. Accordingly, changes in a liability for an assumed income tax uncertainty will be recognized as an element of the business combination if the change occurs during the measurement period, or as an adjustment to income tax expense and not as an adjustment to the accounting for the business combination. This represents a significant change from the requirements under SFAS No. 141 and SFAS No. 109, before the effective date of SFAS No. 141(R). Under that literature, changes in liabilities for acquired income tax uncertainties were accounted for as an element of the business combination, generally as a reduction to goodwill.

Classification of Interest and Penalties

The Company accrues interest and penalties on tax contingencies as required by FIN 48 and SFAS No. 109. This interest and penalty accrual is classified as income tax provision (benefit) in the Consolidated Statements of Operations and was not material for any periods presented.

Tax Years and Examination

The Company files tax returns in each jurisdiction in which they are registered to do business. In the U.S. and many of the state jurisdictions, and in many foreign countries in which the Company files tax returns, a statute of limitations period exists. After a statute of limitations period expires, the respective tax authorities may no longer assess additional income tax for the expired period. Similarly, the Company is no longer eligible to file claims for refund for any tax that it may have overpaid. The following table summarizes the Company’s major tax jurisdictions and the tax years that remain subject to examination by these jurisdictions as of December 28, 2008:

Tax Jurisdictions	Tax Years
United States	2004 and onward
California	2003 and onward
Switzerland	2004 and onward
Philippines	2004 and onward

Additionally, while years prior to 2003 for the U.S. corporate tax return are not open for assessment, the IRS can adjust net operating loss and research and development carryovers that were generated in prior years and carried forward to 2003.

The IRS is currently conducting an audit of PowerLight’s federal income tax returns for fiscal 2005 and 2004. As of December 28, 2008, no material adjustments have been proposed by the IRS. If material tax adjustments are proposed by the IRS after the adoption of SFAS No. 141(R) and acceded to by the Company, an adjustment to income tax expense and income taxes payable may result.

 Note 14. PREFERRED STOCK AND COMMON STOCK

Preferred Stock

At December 28, 2008, the Company was authorized to issue up to 10.0 million shares of $0.001 par value preferred stock. As of December 28, 2008 and December 30, 2007, the Company had no preferred stock issued and outstanding.

Common Stock

The Company has two classes of common stock, including class A and class B. The classes of common stock have substantially similar rights except as to voting rights.

In November 2005, the Company raised net proceeds of $145.6 million in an IPO of 8.8 million shares of class A common stock at a price of $18.00 per share. In June 2006, the Company completed a follow-on public offering of 7.0 million shares of its class A common stock, at a per share price of $29.50, and received net proceeds of $197.4 million. In July 2007, the Company completed a follow-on public offering of 2.7 million shares of its class A common stock, at a discounted per share price of $64.50, and received net proceeds of $167.4 million.

On May 4, 2007 and August 18, 2008, Cypress completed the sale of 7.5 million shares and 2.5 million shares, respectively, of the Company’s class B common stock in offerings pursuant to Rule 144 of the Securities Act. Such shares converted to 10.0 million shares of class A common stock upon the sale.

In anticipation of Cypress’s plan to pursue the spin-off of all of its shares of the Company’s class B common stock to Cypress’s stockholders, the Company amended and restated its certificate of incorporation on September 25, 2008. Under the amended and restated certificate of incorporation, the Company is authorized to issue up to 217.5 million shares of $0.001 par value class A common stock and 150.0 million shares of $0.001 par value class B common stock.

After the close of trading on the NYSE on September 29, 2008, Cypress completed a spin-off of all of its shares of the Company’s class B common stock, in the form of a pro rata dividend to the holders of record as of September 17, 2008 of Cypress common stock. As a result, the Company’s class B common stock now trades publicly and is listed on the Nasdaq Global Select Market, along with the Company’s class A common stock.

Common stock consisted of the following:

(In thousands, except share data)	December 28, 2008	December 30, 2007
Class A common stock, $0.001 par value; 217,500,000 shares authorized; 44,055,644* and 40,289,719* shares issued; 43,849,566* and 40,176,957* shares outstanding, at December 28, 2008 and December 30, 2007, respectively	$44	$40
Class B common stock, $0.001 par value; 150,000,000 shares and 157,500,000 shares authorized; 42,033,287 and 44,533,287 shares issued and outstanding, at December 28, 2008 and December 30, 2007, respectively	42	45
Total common stock	$86	$85

*	Includes approximately 0.7 million shares of restricted stock and a total of 4.7 million shares of class A common stock lent to LBIE and CSI.

Shares Reserved for Future Issuance

The Company had shares of class A common stock reserved for future issuance as follows:

(In thousands)	December 28, 2008	December 30, 2007
Stock option plans	3,813	3,982

As of December 28, 2008, the voting and dividend rights of the common stock were as follows:

Voting Rights—Common Stock

The class A common stock is entitled to one vote per share while the class B common stock is entitled to eight votes per share on all matters to be voted on by the Company’s stockholders. The class B common stock was initially held by Cypress and was convertible at any time into class A common stock by its holder on a share for share basis. After the close of trading on the NYSE on September 29, 2008, Cypress completed a spin-off of all of its shares of the Company’s class B common stock to Cypress’s stockholders. Following the spin-off, holders of the Company’s class B common stock cannot convert the class B common stock into shares of the Company’s class A common stock.

Pursuant to the amended and restated certificate of incorporation, effective as of the date the IRS issued a supplemental ruling on December 1, 2008, the voting power of a holder of more than 15% of the Company’s outstanding shares of class B common stock with respect to the election or removal of directors is restricted to 15% of the outstanding shares of class B common stock, unless such holder of class B common stock has an equivalent percentage of the Company’s outstanding class A common stock. Because the restriction on the voting power of a holder of more than 15% of the Company’s class B common stock was not contemplated by the ruling Cypress received from the IRS regarding the spin-off, the amended and restated certificate of incorporation provided that this voting restriction would not become effective until such date (but would automatically be effective as of such date), if any, that the IRS issued a supplemental ruling that the effectiveness of the restriction will not prevent the favorable rulings received by Cypress with respect to certain tax issues arising under Section 355 of the Code in connection with the spin-off from having full force and effect. On December 1, 2008, the IRS issued such supplemental ruling, therefore, the voting restriction provision of the amended and restated certificate of incorporation is effective.

In addition, on August 12, 2008, the Company entered into a rights agreement with Computershare Trust Company, N.A., as rights agents. The rights agreement became effective upon completion of Cypress’ spin-off of the Company’s shares of class B common stock to the holders of Cypress common stock. The rights agreement contains specific features designed to address the potential for an acquirer or significant investor to take advantage of the Company’s capital structure and unfairly discriminate between classes of the Company’s common stock. Specifically, the rights agreement is designed to address the inequities that could result if an investor, by acquiring 20% or more of the outstanding shares of class B common stock, were able to gain significant voting influence over the Company without making a correspondingly significant economic investment. The rights agreement, commonly referred to as a “poison pill,” could delay or discourage takeover attempts that stockholders may consider favorable.

Dividends—Common Stock

When and if declared by the board of directors, and subject to the preferences applicable to any preferred stock outstanding, the holders of class A and class B common stock are entitled to receive equal per share dividends. In the case of a dividend or distribution payable in the form of common stock, each holder of class A and class B is only entitled to receive the class of stock that they hold. The Company's credit facilities place restrictions on the Company and its subsidiaries’ ability to pay cash dividends. Additionally, the debentures issued in February 2007 and July 2007 allow the holders to convert their bonds into the Company's class A common stock if the Company declares a dividend that on a per share basis exceeds 10% of its class A common stock’s market price.

Note 15. NET INCOME PER SHARE OF CLASS A AND CLASS B COMMON STOCK

Basic net income per share is computed using the weighted-average of the combined class A and class B common shares outstanding. Diluted net income per share is computed using the weighted-average common shares outstanding plus any potentially dilutive securities outstanding during the period using the treasury stock method, except when their effect is anti-dilutive. Potentially dilutive securities include stock options, restricted stock and the senior convertible debentures.

Holders of the Company’s senior convertible debentures may, under certain circumstances at their option, convert the senior convertible debentures into cash and, if applicable, shares of the Company’s class A common stock at the applicable conversion rate, at any time on or prior to maturity (see Note 11). Pursuant to EITF 90-19, the senior convertible debentures are included in the calculation of diluted net income per share if their inclusion is dilutive under the treasury stock method.

The following is a summary of all outstanding anti-dilutive potential common shares:

	As of
(In thousands)	December 28, 2008	December 30, 2007	December 31, 2006
Stock options	279	—	44
Restricted stock awards and units	659	—	—

Net income per share amounts are the same for class A and class B common stock because the holders of each class are legally entitled to equal per share distributions whether through dividends or in liquidation. The following table sets forth the computation of basic and diluted weighted-average common shares:

	Year Ended
(In thousands)	December 28, 2008	December 30, 2007	December 31, 2006
Basic weighted-average common shares	80,522	75,413	65,864
Effect of dilutive securities:
Stock options	2,555	4,203	5,147
Restricted stock awards and units	309	357	76
Shares subject to re-vesting restrictions	262	439	—
1.25% debentures	783	620	—
0.75% debentures	15	195	—
Diluted weighted-average common shares	84,446	81,227	71,087

Beginning on September 15, 2008, the date on which LBIE commenced administrative proceedings regarding the Lehman bankruptcy, approximately 2.9 million shares of class A common stock lent to LBIE in connection with the 1.25% debentures are included in basic weighted-average common shares. Basic weighted-average common shares exclude approximately 1.8 million shares of class A common stock lent to CSI in connection with the 0.75% debentures. If Credit Suisse or its affiliates, including CSI, were to file bankruptcy or commence similar administrative, liquidating, restructuring or other proceedings, the Company may have to include approximately 1.8 million shares lent to CSI in basic weighted-average common shares (see Note 11).

For the year ended December 28, 2008, dilutive potential common shares includes approximately 0.8 million shares for the impact of the 1.25% debentures, and approximately 15,000 shares for the impact of the 0.75% debentures, as the Company had experienced a substantial increase in its common stock price during the first three quarters of fiscal 2008 as compared to the market price conversion trigger pursuant to the terms of the 1.25% and 0.75% debentures (see Note 11). Similarly, for the year ended December 30, 2007, dilutive potential common shares includes approximately 0.6 million shares for the impact of the 1.25% debentures, and approximately 0.2 million shares for the impact of the 0.75% debentures, as the Company had experienced a substantial increase in its common stock price during the second half of fiscal 2007. Under the treasury stock method, such senior convertible debentures will generally have a dilutive impact on net income per share if the Company’s average stock price for the period exceeds the conversion price for the senior convertible debentures.

Note 16. STOCK-BASED COMPENSATION AND OTHER EMPLOYEE BENEFIT PLANS

 During the preparation of its consolidated financial statements for the year ended December 28, 2008, the Company identified errors in its financial statements related to the year ended December 30, 2007, which resulted in a $1.3 million overstatement of stock-based compensation expense. The Company corrected these errors in its consolidated financial statements for the year ended December 28, 2008, which resulted in a $1.3 million credit to income before income taxes and equity in earnings of unconsolidated investees and net income. The out-of-period effect is not material to the Company’s full-year 2008 results, and, is not material to any financial statements of prior periods.

The following table summarizes the consolidated stock-based compensation expense by line item in the Consolidated Statements of Operations:

(In thousands)	December 28, 2008	December 30, 2007	December 31, 2006
Cost of systems revenue	$10,745	$8,187	$—
Cost of components revenue	8,144	4,213	846
Research and development	3,988	1,817	1,197
Sales, general and administrative	47,343	36,995	2,821
Total stock-based compensation expense	$70,220	$51,212	$4,864

Consolidated net cash proceeds from the issuance of shares in connection with exercises of stock options under the Company’s employee stock plans were $5.1 million, $8.7 million and $3.9 million for fiscal 2008, 2007 and 2006, respectively. The Company recognized an income tax benefit from stock option exercises of $41.5 million for fiscal 2008. No income tax benefit was realized from stock option exercises during fiscal 2007 and 2006. As required, the Company presents excess tax benefits from stock-based award activity, if any, as financing cash flows rather than operating cash flows.

The following table summarizes the consolidated stock-based compensation expense, by type of awards:

(In thousands)	December 28, 2008	December 30, 2007	December 31, 2006
Employee stock options	$4,256	$7,165	$3,930
Non-employee stock options	—	—	304
Restricted stock awards and units	38,032	13,121	677
Shares and options released from re-vesting restrictions	28,888	31,292	—
Change in stock-based compensation capitalized in inventory	(956)	(366)	(47)
Total stock-based compensation expense	$70,220	$51,212	$4,864

In connection with the acquisition of PowerLight (now known as SP Systems) on January 10, 2007, 1.1 million shares of the Company’s class A common stock and 0.5 million stock options issued to employees of SP Systems, which were valued at $60.4 million, are subject to certain transfer restrictions and a repurchase option held by the Company. The Company is recognizing expense as the re-vesting restrictions of these shares lapse over the two-year period beginning on the date of acquisition. The value of shares released from such re-vesting restrictions is included in stock-based compensation expense in the table above.

The following table summarizes the unrecognized stock-based compensation cost by type of awards:

(In thousands, except years)	As of December 28, 2008	Weighted-Average Amortization Period (in years)
Stock options	$11,731	2.8
Restricted stock awards and units	92,756	2.6
Shares subject to re-vesting restrictions	168	—
Total unrecognized stock-based compensation cost	$104,655	2.6

For stock options issued prior to the adoption of SFAS No. 123(revised 2004) “Share-Based Payment” (“SFAS No. 123(R)”) and for certain performance based awards, the Company recognizes its stock-based compensation cost using the graded amortization method. For all other awards, stock-based compensation cost is recognized on a straight-line basis. Additionally, the Company issues new shares upon exercises of options by employees.

Valuation Assumptions

The determination of fair value of each stock option award on the date of grant using the Black-Scholes valuation model is affected by the stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviors. The following weighted average assumptions were used for fiscal 2008, 2007 and 2006:

	Year Ended
	December 28, 2008	December 30, 2007	December 31, 2006
Expected term	6.5 years	6.5 years	6.5 years
Risk-free interest rate	2.69 - 3.46%	4.58 - 4.68%	4.80 - 5.11%
Volatility	60%	90%	92%
Dividend yield	0%	0%	0%

Expected Term:

The Company continues to utilize the simplified method under the provisions of SAB No. 110, an amendment to SAB No. 107, for estimating expected term, instead of its historical exercise data. The Company elected not to base the expected term on historical data because of the significant difference in its status before and after the effective date of SFAS No. 123(R). The Company was a privately-held company until its IPO, and the only available liquidation event for option holders was Cypress’s buyout of minority interests in November 2004. At all other times, optionees could not cash out on their vested options. From the time of the Company’s IPO in November 2005 through May 2006 when lock-up restrictions expired, a majority of the optionees were unable to exercise and sell vested options.

Volatility:

In fiscal 2008, the Company computed the expected volatility for its equity awards based on its historical volatility from traded options with a term of 6.5 years and class A common stock. Prior to fiscal 2008, the Company computed the expected volatility for its equity awards based on historical volatility rates for a publicly-traded U.S.-based direct competitor. Because of the limited history of its stock trading publicly, the Company did not believe that its historical volatility would be representative of the expected volatility for its equity awards.

Risk-Free Interest Rate and Dividend Yield:

The interest rate is based on the U.S. Treasury yield curve in effect at the time of grant. Since the Company does not pay and does not expect to pay dividends, the expected dividend yield is zero.

Equity Incentive Programs

Stock Option Plans:

The Company has three stock option plans: the 1996 Stock Plan (“1996 Plan”), the Second Amended and Restated 2005 SunPower Corporation Stock Incentive Plan (“2005 Plan”) and the PowerLight Corporation Common Stock Option and Common Stock Purchase Plan (“PowerLight Plan”). The PowerLight Plan was assumed by the Company by way of the acquisition of PowerLight on January 10, 2007. Under the terms of all three plans, the Company may issue incentive or non-statutory stock options or stock purchase rights to directors, employees and consultants to purchase common stock. The 2005 Plan was adopted by the Company’s board of directors in August 2005, and was approved by shareholders in November 2005. The 2005 Plan replaced the 1996 Plan and allows not only for the grant of options, but also for the grant of stock appreciation rights, restricted stock grants, restricted stock units and other equity rights. The 2005 Plan also allows for tax withholding obligations related to stock option exercises or restricted stock awards to be satisfied through the retention of shares otherwise released upon vesting. The PowerLight Plan was adopted by PowerLight’s board of directors in October 2000.

In May 2008, the Company’s stockholders approved an increase of 1.7 million shares and, beginning in fiscal 2009 through 2015, an automatic annual increase in the number of shares available for grant under the 2005 Plan. The automatic annual increase is equal to the lower of three percent of the outstanding shares of all classes of the Company’s common stock measured on the last day of the immediately preceding fiscal quarter, 6.0 million shares, or such other number of shares as determined by the Company’s board of directors. As of December 28, 2008, approximately 1.3 million shares were available for grant under the 2005 Plan. No new awards are being granted under the 1996 Plan or the PowerLight Plan.

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

The majority of shares issued are net of the minimum statutory withholding requirements that the Company pays on behalf of its employees. During fiscal 2008 and 2007, the Company withheld approximately 93,000 shares and 113,000 shares, respectively, to satisfy $6.7 million and $2.0 million, respectively, of employees’ tax obligations. The Company paid this amount in cash to the appropriate taxing authorities. Shares withheld are treated as common stock repurchases for accounting and disclosure purposes and reduce the number of shares outstanding upon vesting.

The following table summarizes the Company’s stock option activities:

	Shares (in thousands)	Weighted- Average Exercise Price Per Share
Outstanding as of January 1, 2006	6,572	3.41
Granted	44	39.05
Exercised	(1,529)	2.54
Forfeited	(107)	4.14
Outstanding as of December 31, 2006	4,980	3.97
Options exchanged/assumed in connection with PowerLight acquisition	1,602	5.54
Granted	18	56.20
Exercised	(2,817)	3.01
Forfeited	(82)	13.36
Outstanding as of December 30, 2007	3,701	5.44
Granted	170	48.10
Exercised	(1,129)	3.60
Forfeited	(197)	7.28
Outstanding as of December 28, 2008	2,545	8.96
Exercisable as of December 28, 2008	1,432	4.41

The Company’s weighted average grant date fair value of options granted in fiscal 2008, 2007 and 2006 were $29.00, $44.09 and $31.02, respectively. The intrinsic value of options exercised in fiscal 2008, 2007 and 2006 were $83.7 million, $168.4 million and $47.7 million, respectively. The total fair value of options vested in fiscal 2008, 2007 and 2006 were $4.4 million, $7.2 million and $3.8 million, respectively.

The following table summarizes the Company’s non-vested stock options and restricted stock activities thereafter:

	Stock Options		Restricted Stock Awards and Units
	Shares (in thousands)	Weighted- Average Exercise Price Per Share	Shares (in thousands)	Weighted- Average Grant Date Fair Value Per Share
Outstanding as of January 1, 2006	4,789	$3.82	15	$30.04
Granted	44	39.05	230	35.43
Forfeited	(1,692)	3.56	(16)	30.92
Outstanding as of December 31, 2006	3,141	4.45	229	35.40
Granted	1,620	6.10	1,141	71.64
Vested(1)	(2,225)	3.28	(105)	43.18
Forfeited	(82)	12.94	(91)	51.00
Outstanding as of December 30, 2007	2,454	6.29	1,174	68.74
Granted	170	48.10	911	70.02
Vested(1)	(1,314)	4.32	(357)	84.73
Forfeited	(197)	7.28	(124)	73.18
Outstanding as of December 28, 2008	1,113	14.82	1,604	69.71

(1)	Restricted stock awards and units vested include shares withheld on behalf of employees to satisfy the minimum statutory tax withholding requirements.

Information regarding the Company’s outstanding stock options as of December 28, 2008 was as follows:

	Options Outstanding				Options Exercisable
Range of Exercise Price	Shares (in thousands)	Weighted- Average Remaining Contractual Life (in years)	Weighted- Average Exercise Price per Share	Aggregate Intrinsic Value (in thousands)	Shares (in thousands)	Weighted- Average Remaining Contractual Life (in years)	Weighted- Average Exercise Price per Share	Aggregate Intrinsic Value (in thousands)
$0.04—1.77	464	3.47	$0.51	$16,184	334	3.78	$0.53	$11,632
2.00—7.00	1,505	5.97	3.68	47,696	965	5.93	3.54	30,729
9.50—17.00	145	6.81	10.19	3,651	66	6.81	10.21	1,656
17.46—43.01	315	8.03	26.46	2,956	63	7.45	28.91	457
44.50—67.93	116	9.35	61.89	—	4	8.36	56.20	—
	2,545	5.97	8.96	$70,487	1,432	5.55	4.41	$44,474

The aggregate intrinsic value in the preceding table represents the total pre-tax intrinsic value, based on the Company’s closing stock price of $35.38 at December 26, 2008, which would have been received by the option holders had all option holders exercised their options as of that date.

As of December 28, 2008, stock options vested and expected to vest totaled approximately 2.5 million shares, with a weighted-average remaining contractual life of 6.0 years and a weighted-average exercise price of $8.96 per share and an aggregate intrinsic value of approximately $70.5 million. The total number of in-the-money options exercisable was 1.4 million shares as of December 28, 2008.

Options Issued to Non-Employees:

There were no options issued to non-employees in fiscal 2008, 2007 and 2006.

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

As of December 28, 2008, the Company has granted approximately 236,000 stock units to 2,200 employees in the Philippines at an average unit price of $39.80. Pursuant to a voluntary exchange offer that concluded in November 2007, approximately 53,000 stock units were exchanged for approximately 32,000 restricted stock units issued under the Company’s 2005 Plan. The Company conducted a second voluntary exchange offer that concluded in May 2008, in which approximately 109,000 stock units were exchanged for approximately 50,000 restricted stock units issued under the Company’s 2005 Plan. During fiscal 2008, 2007 and 2006, the Company recognized $0.1 million, $2.4 million and $0.6 million, respectively, of total compensation expense associated with the 2005 Stock Unit Plan.

Other Employee Benefit Plans:

The Company has a statutory pension plan covering its employees in the Philippines. Consistent with the requirements of local law, the Company accrues for the unfunded portion of the obligation and plans to appoint a third-party trustee of the retirement funds by the end of fiscal 2009. The outstanding liability of this pension plan was $0.6 million on both December 28, 2008 and December 30, 2007.

Historically, all of the Company’s eligible employees were allowed to participate in Cypress’ health plans, life insurance and other benefit plans (other than the stock plans and stock purchase plans). In July 2008, the Company transferred all accounts in the Cypress 401(k) Plan held by the Company’s employees to its recently established SunPower 401(k) Savings Plan. In September 2008, all of the Company’s eligible employees were entitled to participate in SunPower’s own health and welfare plans and no longer participate in the Cypress health and welfare plans.

Note 17. SEGMENT AND GEOGRAPHICAL INFORMATION

Prior to fiscal year 2007, the Company operated in one business segment comprising the design, manufacture and sale of solar electric power products based on its proprietary processes and technologies. Following the acquisition of PowerLight, the Company operates in two business segments: systems and components. The Systems Segment generally represents sales directly to systems owners of engineering, procurement, construction and other services relating to solar electric power systems that integrate the Company’s solar panels and balance of systems components, as well as materials sourced from other manufacturers. The Components Segment primarily represents sales of the Company’s solar cells, solar panels and inverters to solar systems installers and other resellers, including our global dealer network,. The Chief Operating Decision Maker (“CODM”), as defined by SFAS No. 131 “Disclosures about Segments of an Enterprise and Related Information” (“SFAS No. 131”), is the Company’s Chief Executive Officer. The CODM assesses the performance of both operating segments using information about their revenue and gross margin.

The following tables present revenue by geography and segment, gross margin by segment, revenue by significant customer and property, plant and equipment information based on geographic region. Revenue is based on the destination of the shipments. Property, plant and equipment are based on the physical location of the assets:

	Year Ended
	December 28, 2008	December 30, 2007	December 31, 2006
Revenue by geography:
United States	36%	45%	32%
Europe:
Spain	35%	29%	—%
Germany	10%	10%	49%
Other	12%	11%	9%
Rest of world	7%	5%	10%
	100%	100%	100%
Revenue by segment:
Systems	57%	60%	—%
Components	43%	40%	100%
	100%	100%	100%
Gross margin by segment:
Systems	20%	17%	—%
Components	32%	23%	21%

		Year Ended
		December 28, 2008	December 30, 2007	December 31, 2006
Significant customers:	Business Segment
Naturener Group	Systems	18%	*	—%
Sedwick Corporate, S.L.	Systems	11%	*	—%
SolarPack	Systems	*	18%	—%
MMA Renewable Ventures	Systems	*	16%	—%
Conergy AG	Components	*	*	25%
Solon AG	Components	*	*	24%
PowerLight**	Components	n.a.	n.a.	16%
General Electric Company***	Components	*	*	10%

*	denotes less than 10% during the period
**	acquired by us on January 10, 2007
***	includes its subcontracting partner, Plexus Corporation

(In thousands)	December 28, 2008	December 30, 2007
Property, plant and equipment by geography:
Philippines	$572,977	$359,968
United States	38,259	18,026
Europe	815	—
Malaysia	518	—
Australia	118	—
	$612,687	$377,994

Note 18. SUBSEQUENT EVENTS

Escrow from the Acquisition of PowerLight

Of the consideration issued for the acquisition of PowerLight, approximately $11.9 million in cash and approximately 0.4 million shares, with a total aggregate value of $25.3 million as of December 28, 2008, were held in escrow as security for the indemnification obligations of certain former PowerLight shareholders and would be released over a period of five years from the acquisition date of January 10, 2007, ending on January 10, 2012 (see Note 3). Following the second anniversary of the acquisition date (January 10, 2009), the Company authorized the release of approximately one-half of the escrow amount, leaving approximately $7.0 million in cash and approximately 0.2 million shares of its class A common stock.

Polysilicon Supply Agreement

In January 2009, the Company entered into a polysilicon supply agreement with Hemlock Semiconductor Corporation (“Hemlock”). The agreement provides the general terms and conditions pursuant to which the Company will purchase, on a firm commitment basis, fixed annual quantities of polysilicon at specified prices from 2011 through 2020. Under the agreement, the Company is required to make prepayments to Hemlock of $14.5 million in 2009, $101.8 million in 2010, $101.8 million in 2011, and $72.7 million in 2012, and such prepayments will be credited against future deliveries of polysilicon to the Company. The Company expects to supply the polysilicon to third-parties that will manufacture ingots and wafers for the Company using such polysilicon. The aggregate quantity of polysilicon to be purchased over the term of the agreement is expected to support approximate 3.5 gigawatts of solar cell manufacturing production based on the Company’s expected silicon utilization during such period.

Election of Mr. McDaniel to serve as a member of the Board of Directors and on the Audit Committee

On February 16, 2009, the Company’s Board of Directors elected Thomas R. McDaniel to serve as a member of the Board of Directors and on its Audit Committee. Mr. McDaniel was designated a Class III director under section 3.1 of the Company’s By-Laws, which provides for a classifed Board. Under the terms of the 2005 Plan, Mr. McDaniel received a grant of 6,600 restricted Stock Units, of which twenty percent will vest on each anniversary of the date of grant until entirely vested by the fifth anniversary of the date of grant.

SELECTED UNAUDITED QUARTERLY FINANCIAL DATA

During the preparation of its consolidated financial statements for the year ended December 28, 2008, the Company identified errors in its financial statements related to each of the three-month periods ended March 30, 2008, June 29, 2008 and September 28, 2008. These errors resulted in understatements of net income for the three months ended:

•	March 30, 2008 by $0.4 million, which includes $0.3 million overstatement of interest expense and $0.1 million understatement of equity in earnings of unconsolidated subsidiaries, net of taxes.

•	June 29, 2008 by $1.7 million, which includes $0.3 million overstatement of interest expense and $1.4 million understatement of equity in earnings of unconsolidated subsidiaries, net of taxes.

•
September 28, 2008 by $4.8 million, which includes $2.4 million understatement of gross margin, $0.4 million overstatement of interest expense and $0.2 million understatement of equity in earnings of unconsolidated subsidiaries, net of taxes.

The Company corrected these errors in the three-month period ended December 28, 2008, which resulted in a $6.9 million credit to net income. The Company has concluded that the out-of-period effect of these adjustments is not material to any of its previously issued condensed consolidated financial statements.

Consolidated Statements of Operations

	Three Months Ended
(In thousands, except per share data)	December 28	September 28	June 29	March 30
Fiscal 2008:
Revenue	$400,967	$377,500	$382,751	$273,701
Gross margin	111,710	105,621	93,030	53,320
Net income	29,549	21,379	28,608	12,757
Net income per share of class A and class B common stock, basic	0.35	0.27	0.36	0.16
Net income per share of class A and class B common stock, diluted	0.35	0.25	0.34	0.15

	December 30 (a)	September 30	July 1 (b)	April 1 (c)
Fiscal 2007:
Revenue	$224,343	$234,334	$173,766	$142,347
Gross margin	47,182	38,405	29,792	32,425
Net income (loss)	4,876	8,431	(5,345)	1,240
Net income (loss) per share of class A and class B common stock, basic	0.06	0.11	(0.07)	0.02
Net income (loss) per share of class A and class B common stock, diluted	0.06	0.10	(0.07)	0.02

(a)	Included a charge of $8.3 million for the write-off of unamortized debt issuance costs as a result of the market price conversion trigger on its senior convertible debentures being met.
(b)	Included a charge of $14.1 million for the impairment of acquisition-related intangible assets.
(c)	Included a charge of $9.6 million for purchased in-process research and development.

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

ITEM 9A: CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”), that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, our management is required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

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

We assessed the effectiveness of our internal control over financial reporting as of December 28, 2008. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework. Based on our assessment using those criteria, our management (including our Chief Executive Officer and Chief Financial Officer) concluded that our internal control over financial reporting was effective as of December 28, 2008.

The effectiveness of our internal control over financial reporting as of December 28, 2008 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears on page 55 of this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

We maintain a system of internal control over financial reporting that is designed to provide reasonable assurance that our books and records accurately reflect our transactions and that our established policies and procedures are followed. There were no changes in our internal control over financial reporting that occurred during the quarter ended December 28, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

In the third quarter of fiscal 2008, we implemented a new enterprise resource planning (“ERP”) system in our subsidiaries around the world, which resulted in a material update to our system of internal control over financial reporting. Issues encountered subsequent to implementation caused us to further revise our internal control process and procedures in order to correct and supplement our processing capabilities within the new system in that quarter. Throughout the ERP system stabilization period we will continue to improve and enhance our system of internal control over financial reporting.

ITEM 9B: OTHER INFORMATION

Borrowing under Malaysian Facility Agreement

As we disclosed in a current report on Form 8-K filed with the Securities and Exchange Commission on December 24, 2008, SunPower Malaysia Manufacturing Sdn. Bhd., or SunPower Malaysia, our Malaysian subsidiary, entered into a facility agreement with the Government of Malaysia. SunPower Malaysia concurrently executed a debenture and deed of assignment in favor of the Malaysian Government, granting a security interest in a deposit account and all of SunPower Malaysia’s assets to secure its obligations under the facility agreement.

We borrowed Malaysian Ringgit 190.0 million (approximately $54.6 million) under the facility agreement in December 2008, and we borrowed Malaysian Ringgit 185.0 million (approximately $51.0 million) under the facility agreement in January 2009.

Under the terms of the facility agreement, SunPower Malaysia may borrow up to Malaysian Ringgit 1.0 billion (approximately $287.4 million) to finance the construction of its manufacturing facility in Malaysia. The loans within the facility agreement are divided into two tranches, and the weighted average interest rate applicable to the two tranches is competitive with the cost of borrowing under our existing credit agreement with Wells Fargo. The loans can be drawn upon through 2010. Principal is to be repaid in six quarterly payments starting in June 2015. SunPower Malaysia has the ability to prepay outstanding loans. All borrowings must be repaid by October 30, 2016. The loan documents include certain conditions to borrowings, representations and covenants, and events of default customary for financing transactions of this type.

Wells Fargo Amendment

On February 24, 2009, we entered into an amendment to our credit agreement with Wells Fargo. The amendment extends the expiration date from April 4, 2009 to July 3, 2009 for the uncollateralized revolving credit line and uncollateralized letter of credit subfeature.

In connection with the original credit agreement, we entered into a security agreement with Wells Fargo, granting a security interest in a deposit account to collateralize certain obligations in connection with any letters of credit that might be issued under the credit agreement’s collateralized letter of credit line. In connection with an amendment in 2008, we entered into another security agreement with Wells Fargo, granting a security interest in a securities account to collateralize certain obligations. SunPower North America, Inc., SunPower Corporation, Systems, and SunPower Systems SA have each agreed to guarantee obligations owed to Wells Fargo under the credit agreement.

    Until July 3, 2009, we may borrow up to $50 million under the credit agreement’s uncollateralized line of credit and request that Wells Fargo issue up to $50 million in letters of credit under the uncollateralized letter of credit subfeature, provided that any letters of credit issued and outstanding under the uncollateralized letter of credit subfeature will reduce our borrowing capacity. Until July 31, 2012, we may request that Wells Fargo issue up to $150 million in letters of credit under the credit agreement’s collateralized letter of credit line. As detailed in the credit agreement, we will pay interest on outstanding borrowings and a fee for issued and outstanding letters of credit. We have the ability at any time to prepay outstanding loans. All borrowings must be repaid by July 3, 2009, and all letters of credit issued under the uncollateralized letter of credit subfeature shall expire on or before July 3, 2009 unless we provide by such date collateral in the form of cash or cash equivalents in the aggregate amount available to be drawn under letters of credit outstanding at such time. All letters of credit issued under the collateralized letter of credit line shall expire no later than July 31, 2012. The loan documents include certain conditions to borrowings, representations and covenants, and events of default customary for financing transactions of this type.

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

PART IV

ITEM 15: EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as a part of this Annual Report on Form 10-K:

1. Financial Statements:

2. Financial Statement Schedule:

Page
Schedule II – Valuation and Qualifying Accounts	109

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

3.2
Amended and Restated By-Laws of SunPower Corporation (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 7, 2008).

4.1
Specimen Class A Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-1/A filed with the Securities and Exchange Commission on November 14, 2005).

4.2
Specimen Class B Stock Certificate (incorporated by reference to Exhibit 4.6 to the Registrant’s Registration Statement on Form S-3ASR filed with the Securities and Exchange Commission on September 10, 2008).

4.3
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

4.5
Form of Second Supplemental Indenture, by and between SunPower Corporation and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.1 of Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 26, 2007).

4.6
Rights Agreement, dated as of August 12, 2008, by and between the Registrant and Computershare Trust Company, N.A., as Rights Agent, including the form of Certificate of Designation of Series A Junior Participating Preferred Stock, the form of Certificate of Designation of Series B Junior Participating Preferred Stock and the forms of Right Certificates, Assignment and Election to Purchase and the Summary of Rights attached thereto as Exhibits A, B, C and D, respectively (incorporated by reference to Exhibit 4.1 to the Registrant’s current report on Form 8-K filed with the Securities and Exchange Commission on August 12, 2008).

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

10.3^
SunPower Corporation 1996 Stock Plan and form of agreements thereunder (incorporated by reference to Exhibit 10.3 to the Registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on August 25, 2005).

10.4^
SunPower Corporation 2005 Stock Unit Plan (incorporated by reference to Exhibit 10.28 to the Registrant’s Registration Statement on Form S-1/A filed with the Securities and Exchange Commission on October 31, 2005).

10.5^
 Second Amended and Restated SunPower Corporation 2005 Stock Incentive Plan and forms of agreements thereunder (incorporated by reference to Exhibit 4.3 to the Registrant’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on May 9, 2008).

10.6^
PowerLight Corporation Common Stock Option and Common Stock Purchase Plan (incorporated by reference to Exhibit 4.3 to the Registrant’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on January 25, 2007).

10.7^
Form of PowerLight Corporation Incentive/Non-Qualified Stock Option, Market Standoff and Stock Restriction Agreement (Employees) (incorporated by reference to Exhibit 4.4 to the Registrant’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on January 25, 2007).

10.8^
Form of PowerLight Corporation Non-Qualified Stock Option, Market Standoff and Stock Restriction Agreement (Directors and Consultants) (incorporated by reference to Exhibit 4.5 to the Registrant’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on January 25, 2007).

10.9^
Form of Non-Qualified Stock Option Agreement, by and between PowerLight Corporation and Dan Shugar (incorporated by reference to Exhibit 4.9 to the Registrant’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on January 25, 2007).

10.10
 Form of Indemnification Agreement for Directors and Officers (incorporated by reference to Exhibit 10.8 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 7, 2008).

10.11^*	Form of Employment Agreement for Executive Officers, including Messrs. Werner, Arriola, Hernandez, Dinwoodie, Ledesma, Wenger, Shugar, Neese, Richards and Swanson.
10.12^
Amended and Restated SunPower Corporation Annual Key Employee Bonus Plan (incorporated by reference to Exhibit 10.7 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 8, 2008).

10.13^
SunPower Corporation Quarterly Key Initiative Bonus Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 9, 2008).

10.14^
SunPower Corporation Management Career Transition Plan (incorporated by reference to Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 7, 2008).

10.15
Office Lease Agreement, dated May 15, 2006 between SunPower Corporation and Cypress Semiconductor Corporation (incorporated by reference to Exhibit 10.36 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 16, 2006).

10.16
First Amendment to Lease, dated December 12, 2006, by and between SunPower Corporation and Cypress Semiconductor Corporation (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 9, 2008).

10.17
Second Amendment to Lease, dated July 1, 2007, by and between SunPower Corporation and Cypress Semiconductor Corporation (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 9, 2008).

10.18
Third Amendment to Lease, dated April 7, 2008, by and between SunPower Corporation and Cypress Semiconductor Corporation (incorporated by reference to Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 8, 2008).

10.19
Fourth Amendment to Lease, effective August 12, 2008, by and between SunPower Corporation and Cypress Semiconductor Corporation (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 7, 2008).

10.20*	Fifth Amendment to Lease, dated October 1, 2008, by and between SunPower Corporation and Cypress Semiconductor Corporation.
10.21
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

10.23
Second Amendment to Lease, dated December 18, 2007, by and between SunPower Corporation, Systems and FPOC, LLC (incorporated by reference to Exhibit 10.24 to Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 3, 2008).

10.24
Third Amendment to Lease, dated May 23, 2008, by and between SunPower Corporation, Systems and FPOC, LLC (incorporated by reference to Exhibit 10.13 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 8, 2008).

10.25
PV Risk Reduction Agreement, dated December 18, 2007, by and between SunPower Corporation, Systems and FPOC, LLC (incorporated by reference to Exhibit 10.25 to Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 3, 2008.

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

10.29
Third Amendment to Credit Agreement, dated February 13, 2008, by and between SunPower Corporation and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.11 to Amendment No. 1 to the Registrant’s Quarterly Report on Form 10-Q/A filed with the Securities and Exchange Commission on May 9, 2008).

10.30†
Fourth Amendment to Credit Agreement, dated April 4, 2008, by and between SunPower Corporation and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 8, 2008).

10.31
Fifth Amendment to Credit Agreement, dated May 19, 2008, by and between SunPower Corporation and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.11 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 8, 2008).

10.32†
Security Agreement, dated July 13, 2007, by and between SunPower Corporation and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 9, 2007).

10.33†
First Amendment to Security Agreement:  Deposit Account, dated April 4, 2008, by and between SunPower Corporation and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 8, 2008).

10.34
Continuing Guaranty, dated July 13, 2007, by and between SunPower North America, Inc., SunPower Corporation, Systems and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 9, 2007).

10.35
Joinder to Continuing Guaranty, dated April 4, 2008, by SunPower Systems SA (incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 8, 2008).

10.36†
Securities Account Control Agreement:  Securities Account, dated April 4, 2008, by and between SunPower Corporation and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 8, 2008).

10.37†
Amended and Restated Addendum to Security Agreement: Securities Account, dated May 19, 2008, between SunPower Corporation and Wells Fargo Bank National Association (incorporated by reference to Exhibit 10.12 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 8, 2008).

10.38†*	Facility Agreement, dated December 18, 2008, by and between SunPower Malaysia Manufacturing Sdn. Bhd. and the Government of Malaysia.
10.39†*	Debenture, dated December 18, 2008, by and between SunPower Malaysia Manufacturing Sdn. Bhd. and the Government of Malaysia.
10.40†*	Deed of Assignment, dated December 18, 2008, by and between SunPower Malaysia Manufacturing Sdn. Bhd. and the Government of Malaysia.
10.41†
Supply Agreement, dated June 30, 2006, by and between SunPower Philippines Manufacturing, Ltd. and DC Chemical Co., Ltd. (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 16, 2006).

10.42†
Long-Term Supply Agreement II, dated July 16, 2007, by and between SunPower Corporation and Hemlock Semiconductor Corporation (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report filed with the Securities and Exchange Commission on November 9, 2007).

10.43†
Form of Long-Term Polysilicon Supply Agreement, effective January 10, 2008, by and between SunPower Corporation and a joint venture (JVCo) to be formed by NorSun AS, Swicorp Joussour Company and Chemical Development Company (incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 9, 2008).

10.44†
Long-Term Polysilicon Supply Agreement, effective January 10, 2008, by and between SunPower Corporation and NorSun AS (incorporated by reference to Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 9, 2008).

10.45†
Poly Silicon Supply Agreement, dated February 8, 2008, by and between SunPower Corporation and Jupiter Corporation Ltd (incorporated by reference to Exhibit 10.10 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities Exchange Commission on May 9, 2008).

10.46†
Ingot Supply Agreement, dated December 22, 2006, by and between SunPower Corporation and Woongjin Energy Co., Ltd. (incorporated by reference to Exhibit 10.62 to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 2, 2007).

10.47†
Amendment No. 1 to Ingot Supply Agreement, dated August 4, 2008, by and between SunPower Corporation and Woongjin Energy Co., Ltd. (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 7, 2008).

10.48†
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

10.50†
Ingot/Wafer Agreement, dated December 3, 2007, by and between SunPower Corporation and Jiawei SolarChina Co., Ltd (incorporated by reference to Exhibit 10.37 to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 3, 2008).

10.51†
First Amendment to Ingot and Wafer Agreement, dated May 13, 2008, by and between SunPower Corporation and Jiawei SolarChina Co., Ltd. (incorporated by reference to Exhibit 10.10 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 8, 2008).

10.52†
Polysilicon Supply Agreement, dated December 22, 2006, by and between SunPower Philippines Manufacturing, Ltd. and Woongjin Energy Co., Ltd. (incorporated by reference to Exhibit 10.61 to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 2, 2007).

10.53†
Amendment to Polysilicon Suppy Agreement, dated January 8, 2008, by and between SunPower Philippines Manufacturing, Ltd. and Woongjin Energy Co., Ltd. (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 9, 2008).

10.54†
Amendment No. 2 to Polysilicon Supply Agreement, dated August 4, 2008, by and between SunPower Philippines Manufacturing, Ltd. and Woognjin Energy Co., Ltd. (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 7, 2008).

10.55†
Long-Term Polysilicon Supply Agreement, dated August 9, 2007, by and between SunPower Corporation and NorSun AS (incorporated by reference to Exhibit 10.8 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 9, 2007).

10.56†
Turnkey Engineering, Procurement and Construction Agreement, dated July 3, 2008, by and between SunPower Corporation, Systems and Florida Power & Light Company (incorporated by reference to Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 7, 2008).

10.57*	Amendment to Turnkey, Engineering, Procurement and Construction Agreement, dated October 7, 2008, by and between SunPower Corporation, Systems and Florida Power & Light Company.
10.58†*	Amendment Two to Turnkey, Engineering, Procurement and Construction Agreement, dated November 21, 2008, by and between SunPower Corporation, Systems and Florida Power & Light Company.
10.59†*	Photovoltaic Equipment Master Supply Agreement, dated November 4, 2008, by and between SunPower Italia S.r.l. and Ecoware S.p.A.
10.60†*	Photovoltaic Equipment Master Supply Agreement, dated November 21, 2008, by and between SunPower GmbH and City Solar Kraftwerke AG.
10.61
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

21.1*	List of Subsidiaries.
23.1*	Consent of Independent Registered Public Accounting Firm.
24.1*	Power of Attorney.
31.1*	Certification by Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a).
31.2*	Certification by Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a).
32.1*	Certification Furnished Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibits marked with a carrot (^) are management compensatory arrangements.

Exhibits marked with an asterisk (*) are filed herewith.

Exhibits marked with a cross (†) are subject to a request for confidential treatment filed with the Securities and Exchange Commission.

(c) Financial Statement Schedules:

SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS

(In thousands)	Balance at Beginning of Period	Charges (Releases) to Expenses/Revenues	Deductions	Balance at End of Period
Allowance for doubtful accounts:
Year ended December 28, 2008	$1,373	$2,182	$(1,692)	$1,863
Year ended December 30, 2007	557	816	—	1,373
Year ended December 31, 2006	317	272	(32)	557
Allowance for sales returns:
Year ended December 28, 2008	$368	$63	$(200)	$231
Year ended December 30, 2007	445	2,172	(2,249)	368
Year ended December 31, 2006	110	808	(473)	445
Valuation allowance for deferred tax asset:
Year ended December 28, 2008	$13,924	$32,008	$—	$45,932
Year ended December 30, 2007	9,836	4,088	—	13,924
Year ended December 31, 2006	9,278	558	—	9,836

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

SUNPOWER CORPORATION

Dated: February 26, 2008	By:	/s/ DENNIS V. ARRIOLA

Dennis V. Arriola
Senior Vice President and Chief Financial Officer

 Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ THOMAS H. WERNER	Chief Executive Officer and Director	February 26, 2008
Thomas H. Werner	(Principal Executive Officer)

/s/ DENNIS V. ARRIOLA	Senior Vice President and Chief Financial Officer	February 26, 2008
Dennis V. Arriola	(Principal Financial and Accounting Officer)

*	Chairman of the Board of Directors	February 26, 2008
T.J. Rodgers

*	Director	February 26, 2008
W. Steve Albrecht

*	Director	February 26, 2008
Betsy S. Atkins

*	Director	February 26, 2008
Uwe-Ernst Bufe

*	Director	February 26, 2008
Thomas R. McDaniel

*	Director	February 26, 2008
Patrick Wood

*By:  /s/ DENNIS V. ARRIOLA
Dennis V. Arriola
Power of Attorney

EXHIBIT INDEX

Exhibit Number	Description

10.11^*	Form of Employment Agreement for Executive Officers, including Messrs. Werner, Arriola, Hernandez, Dinwoodie, Ledesma, Wenger, Shugar, Neese, Richards and Swanson.
10.20*	Fifth Amendment to Lease, dated October 1, 2008, by and between SunPower Corporation and Cypress Semiconductor Corporation.
10.38†*	Facility Agreement, dated December 18, 2008, by and between SunPower Malaysia Manufacturing Sdn. Bhd. and the Government of Malaysia.
10.39†*	Debenture, dated December 18, 2008, by and between SunPower Malaysia Manufacturing Sdn. Bhd. and the Government of Malaysia.
10.40†*	Deed of Assignment, dated December 18, 2008, by and between SunPower Malaysia Manufacturing Sdn. Bhd. and the Government of Malaysia.
10.57*	Amendment to Turnkey, Engineering, Procurement and Construction Agreement, dated October 7, 2008, by and between SunPower Corporation, Systems and Florida Power & Light Company.
10.58†*	Amendment Two to Turnkey, Engineering, Procurement and Construction Agreement, dated November 21, 2008, by and between SunPower Corporation, Systems and Florida Power & Light Company.
10.59†*	Photovoltaic Equipment Master Supply Agreement, dated November 4, 2008, by and between SunPower Italia S.r.l. and Ecoware S.p.A.
10.60†*	Photovoltaic Equipment Master Supply Agreement, dated November 21, 2008, by and between SunPower GmbH and City Solar Kraftwerke AG.
21.1*	List of Subsidiaries.
23.1*	Consent of Independent Registered Public Accounting Firm.
24.1*	Power of Attorney.
31.1*	Certification by Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a).
31.2*	Certification by Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a).
32.1*	Certification Furnished Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibits marked with a carrot (^) are management compensatory arrangements.

Exhibits marked with an asterisk (*) are filed herewith.

Exhibits marked with a cross (†) are subject to a request for confidential treatment filed with the Securities and Exchange Commission.