Form 10-Q
period 2009-03-29
SUNPOWER CORP
filed 2009-05-08
CIK 867773

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________

FORM 10-Q
_____________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 29, 2009

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
_____________________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☒	Accelerated Filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The total number of outstanding shares of the registrant’s class A common stock as of April 30, 2009 was 44,105,162.
The total number of outstanding shares of the registrant’s class B common stock as of April 30, 2009 was 42,033,287.

SunPower Corporation

INDEX TO FORM 10-Q

Index

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

SunPower Corporation

Condensed Consolidated Balance Sheets
(In thousands, except share data)
(unaudited)

	March 29, 2009	December 28, 2008(1)
Assets
Current assets:
Cash and cash equivalents	$149,110	$202,331
Restricted cash and cash equivalents, current portion	12,663	13,240
Short-term investments	2,297	17,179
Accounts receivable, net	149,179	194,222
Costs and estimated earnings in excess of billings	34,164	30,326
Inventories	343,169	251,542
Advances to suppliers, current portion	39,647	43,190
Prepaid expenses and other current assets	75,119	98,254
Total current assets	805,348	850,284
Restricted cash and cash equivalents, net of current portion	171,799	162,037
Long-term investments	18,971	23,577
Property, plant and equipment, net	687,159	629,247
Goodwill	196,224	196,720
Intangible assets, net	35,385	39,490
Advances to suppliers, net of current portion	114,879	119,420
Other long-term assets	78,316	76,751
Total assets	$2,108,081	$2,097,526
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$272,600	$263,241
Accrued liabilities	104,346	157,049
Billings in excess of costs and estimated earnings	6,904	11,806
Customer advances, current portion	15,404	19,035
Total current liabilities	399,254	451,131
Long-term debt	103,850	54,598
Convertible debt	363,768	357,173
Long-term deferred tax liability	10,963	8,141
Customer advances, net of current portion	85,668	91,359
Other long-term liabilities	24,509	25,950
Total liabilities	988,012	988,352
Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock, $0.001 par value, 10,042,490 shares authorized; none issued and outstanding	—	—
Common stock, $0.001 par value, 150,000,000 shares of class B common stock authorized; 42,033,287 shares of class B common stock issued and outstanding; $0.001 par value, 217,500,000 shares of class A common stock authorized; 44,274,852 and 44,055,644 shares of class A common stock issued; 43,999,060 and 43,849,566 shares of class A common stock outstanding, at March 29, 2009 and December 28, 2008, respectively	86	86
Additional paid-in capital	1,077,851	1,065,745
Accumulated other comprehensive loss	(19,677)	(25,611)
Retained earnings	72,825	77,611
	1,131,085	1,117,831
Less: shares of class A common stock held in treasury, at cost; 275,792 and 206,078 shares at March 29, 2009 and December 28, 2008, respectively	(11,016)	(8,657)
Total stockholders’ equity	1,120,069	1,109,174
Total liabilities and stockholders’ equity	$2,108,081	$2,097,526

(1)	As adjusted due to the implementation of FSP APB 14-1 (see Note 1).

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

SunPower Corporation

Condensed Consolidated Statements of Operations
(In thousands, except per share data)
(unaudited)

	Three Months Ended
	March 29, 2009	March 30, 2008(1)
Revenue:
Systems	$106,097	$178,851
Components	107,690	94,850
Total revenue	213,787	273,701
Costs and expenses:
Cost of systems revenue	88,351	143,264
Cost of components revenue	77,688	77,242
Research and development	7,964	4,642
Sales, general and administrative	42,283	33,858
Total costs and expenses	216,286	259,006
Operating income (loss)	(2,499)	14,695
Other income (expense):
Interest income	1,184	4,147
Interest expense	(6,121)	(6,297)
Other, net	(7,157)	715
Other income (expense), net	(12,094)	(1,435)
Income (loss) before income taxes and equity in earnings of unconsolidated investees	(14,593)	13,260
Income tax provision (benefit)	(8,562)	1,805
Income (loss) before equity in earnings of unconsolidated investees	(6,031)	11,455
Equity in earnings of unconsolidated investees, net of taxes	1,245	544
Net income (loss)	$(4,786)	$11,999

Net income (loss) per share of class A and class B common stock:
Basic	$(0.06)	$0.15
Diluted	$(0.06)	$0.14
Weighted-average shares:
Basic	83,749	78,965
Diluted	83,749	83,002

(1)	As adjusted due to the implementation of FSP APB 14-1 and FSP EITF 03-6-1 (see Note 1).

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

SunPower Corporation

Condensed Consolidated Statements of Cash Flows
(In thousands)
(unaudited)

	Three Months Ended
	March 29, 2009	March 30, 2008(1)
Cash flows from operating activities:
Net income (loss)	$(4,786)	$11,999
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Stock-based compensation	9,483	14,508
Depreciation	18,365	10,139
Amortization of intangible assets	4,052	4,317
Impairment of long-lived assets	1,318	5,489
Non-cash interest expense	5,021	4,384
Amortization of debt issuance costs	537	537
Equity in earnings of unconsolidated investees	(1,245)	(544)
Excess tax benefits from stock-based award activity	—	(4,361)
Deferred income taxes and other tax liabilities	(6,369)	(455)
Changes in operating assets and liabilities, net of effect of acquisition:
Accounts receivable	40,931	(17,162)
Costs and estimated earnings in excess of billings	(3,797)	(20,709)
Inventories	(95,870)	(39,530)
Prepaid expenses and other assets	11,913	(13,948)
Advances to suppliers	7,993	(2,559)
Accounts payable and other accrued liabilities	(27,199)	22,983
Billings in excess of costs and estimated earnings	(4,612)	(43,663)
Customer advances	(8,860)	(786)
Net cash used in operating activities	(53,125)	(69,361)
Cash flows from investing activities:
Increase in restricted cash and cash equivalents	(9,185)	(55,550)
Purchase of property, plant and equipment	(52,101)	(50,790)
Purchase of available-for-sale securities	—	(50,970)
Proceeds from sales or maturities of available-for-sale securities	18,177	84,106
Cash paid for acquisition, net of cash acquired	—	(13,484)
Cash paid for investments in joint ventures and other non-public companies	—	(5,625)
Net cash used in investing activities	(43,109)	(92,313)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	51,232	—
Proceeds from exercise of stock options	396	1,138
Excess tax benefits from stock-based award activity	—	4,361
Purchases of stock for tax withholding obligations on vested restricted stock	(2,359)	(3,334)
Net cash provided by financing activities	49,269	2,165
Effect of exchange rate changes on cash and cash equivalents	(6,256)	6,817
Net decrease in cash and cash equivalents	(53,221)	(152,692)
Cash and cash equivalents at beginning of period	202,331	285,214
Cash and cash equivalents at end of period	$149,110	$132,522

Non-cash transactions:
Additions to property, plant and equipment acquired under accounts payable and other accrued liabilities	$22,571	$4,446
Non-cash interest expense capitalized and added to the cost of qualified assets	2,073	1,784
Change in goodwill relating to adjustments to acquired net assets	—	231

(1)	As adjusted due to the implementation of FSP APB 14-1 (see Note 1).

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

SunPower Corporation

Notes to Condensed Consolidated Financial Statements
(unaudited)

Note 1. THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company

SunPower Corporation (together with its subsidiaries, the “Company” or “SunPower”) designs, manufactures and markets high-performance solar electric power technologies. The Company’s solar cells and solar panels are manufactured using proprietary processes, and our technologies are based on more than 15 years of research and development. The Company operates in two business segments: systems and components. The Systems Segment generally represents sales directly to systems owners of engineering, procurement, construction and other services relating to solar electric power systems that integrate the Company’s solar panels and balance of systems components, as well as materials sourced from other manufacturers. The Components Segment primarily represents sales of the Company’s solar cells, solar panels and inverters to solar systems installers and other resellers, including the Company’s global dealer network.

The Company was a majority-owned subsidiary of Cypress Semiconductor Corporation (“Cypress”) through September 29, 2008. After the close of trading on September 29, 2008, Cypress completed a spin-off of all of its shares of the Company’s class B common stock in the form of a pro rata dividend to the holders of record of Cypress common stock as of September 17, 2008. As a result, the Company’s class B common stock now trades publicly and is listed on the Nasdaq Global Select Market, along with the Company’s class A common stock.

Recently Adopted Accounting Pronouncements

Convertible Debt

On December 29, 2008, the Company adopted Financial Accounting Standards Board (“FASB”) Staff Position (“FSP”) Accounting Principles Board (“APB”) 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“FSP APB 14-1”), which requires recognition of both the liability and equity components of convertible debt instruments with cash settlement features. The debt component is required to be recognized at the fair value of a similar instrument that does not have an associated equity component. The equity component is recognized as the difference between the proceeds from the issuance of the convertible debt and the fair value of the liability, after adjusting for the deferred tax impact. FSP APB 14-1 also requires an accretion of the resulting debt discount over the expected life of the convertible debt. FSP APB 14-1 is required to be applied retrospectively to prior periods, and accordingly, financial statements for prior periods have been adjusted to reflect its adoption.

In February 2007, the Company issued $200.0 million in principal amount of its 1.25% senior convertible debentures, or the 1.25% debentures. In the fourth quarter of fiscal 2008, the Company received notices for the conversion of approximately $1.4 million of the 1.25% debentures. In July 2007, the Company issued $225.0 million in principal amount of its 0.75% senior convertible debentures, or the 0.75% debentures. The 1.25% debentures and the 0.75% debentures contain partial cash settlement features and are therefore subject to FSP APB 14-1. As of December 28, 2008, the carrying value of the equity component was $61.8 million and the principal amount of the outstanding debentures, the unamortized discount and the net carrying value was $423.6 million, $66.4 million and $357.2 million, respectively (see Note 10). On a cumulative basis from the respective issuance dates of the 1.25% debentures and the 0.75% debentures through December 28, 2008, the Company has retrospectively recognized $22.6 million in non-cash interest expense related to the adoption of FSP APB 14-1 excluding the related tax effects.

As a result of the Company’s adoption of FSP APB 14-1, the Company’s Condensed Consolidated Balance Sheet as of December 28, 2008 has been adjusted as follows:

(In thousands)	As Adjusted in this Quarterly Report on Form 10-Q	As Previously Reported in Annual Report on Form 10-K
Assets
Inventories	$251,542	$251,388
Prepaid expenses and other current assets	98,254	96,104
Property, plant and equipment, net	629,247	612,687
Other long-term assets	76,751	74,224
Total assets	2,097,526	2,076,135
Liabilities
Convertible debt	357,173	423,608
Deferred tax liability, net of current portion	8,141	8,115
Total liabilities	988,352	1,054,761
Stockholders’ Equity
Additional paid-in capital	1,065,745	1,003,954
Retained earnings	77,611	51,602
Total stockholders’ equity	1,109,174	1,021,374

Index

As a result of the Company’s adoption of FSP APB 14-1, the Company’s Condensed Consolidated Statement of Operations for the three months ended March 30, 2008 has been adjusted as follows:

(In thousands)	As Adjusted in this Quarterly Report on Form 10-Q	As Previously Reported in Quarterly Report on Form 10-Q
Cost of systems revenue	$143,264	$143,213
Cost of components revenue	77,242	77,168
Operating income	14,695	14,820
Interest expense	(6,297)	(1,464)
Other, net	715	(257)
Income before income taxes and equity in earnings of unconsolidated investees	13,260	17,246
Income tax provision	1,805	5,033
Income before equity in earnings of unconsolidated investees	11,455	12,213
Net income	11,999	12,757

As a result of the Company’s adoption of FSP APB 14-1, the Company’s Condensed Consolidated Statement of Cash Flows for the three months ended March 30, 2008 has been adjusted as follows:

(In thousands)	As Adjusted in this Quarterly Report on Form 10-Q	As Previously Reported in Quarterly Report on Form 10-Q
Cash flows from operating activities:
Net income	$11,999	$12,757
Depreciation	10,139	10,102
Non-cash interest expense	4,384	—
Amortization of debt issuance costs	537	972
Deferred income taxes and other tax liabilities	(455)	2,773
Net cash used in operating activities	(69,361)	(69,361)

Earnings Per Share

On December 29, 2008, the Company adopted FSP Emerging Issues Task Force Issue (“EITF”) 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“FSP EITF 03-6-1”), which clarifies that all outstanding unvested share-based payment awards that contain rights to nonforteitable dividends participate in undistributed earnings with common shareholders. In fiscal 2007, the Company granted restricted stock awards with the same dividend rights as its other stockholders, therefore, unvested restricted stock awards are considered participating securities and the two-class method of computing basic and diluted earnings per share must be applied (see Note 14). The new guidance was applied retroactively to the Company’s historical results of operations, and as a result, the Company’s Condensed Consolidated Statement of Operations for the three months ended March 30, 2008 has been adjusted as follows:

(In thousands, except per share data)	As Adjusted in this Quarterly Report on Form 10-Q	As Previously Reported in Quarterly Report on Form 10-Q
Net income	$11,999	$11,999

Net income per share of class A and class B common stock:
Basic	$0.15	$0.15
Diluted	$0.14	$0.14
Weighted-average shares:
Basic	78,965	78,965
Diluted	83,002	83,661

Index

Disclosures about Derivative Instruments and Hedging Activities

On December 29, 2008, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an amendment of SFAS No. 133” (“SFAS No. 161”), which had no financial impact on the Company’s condensed consolidated financial statements and only required additional financial statement disclosures as set forth in Note 12. SFAS No. 161 specifically requires entities to provide enhanced disclosures addressing the following: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”), and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.

Fair Value of Nonfinancial Assets and Nonfinancial Liabilities

In February 2008, the FASB issued FSP SFAS No. 157-2, “Effective Date of FASB Statement No. 157” (“FSP SFAS No. 157-2”), which delayed the effective date of SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”), for all nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until the beginning of the first quarter of fiscal 2009. Therefore, in the first quarter of fiscal 2009, the Company adopted SFAS No. 157 for nonfinancial assets and nonfinancial liabilities. The adoption of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities that are not measured and recorded at fair value on a recurring basis did not have a significant impact on the Company’s condensed consolidated financial statements.

Recent Accounting Pronouncements Not Yet Adopted

In April 2009, the FASB issued three Staff Positions: (i) FSP SFAS No. 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP SFAS No. 157-4”), (ii) SFAS No. 115-2 and SFAS No. 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP SFAS No. 115-2 and FSP SFAS No. 124-2”), and (iii) SFAS No. 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP SFAS No. 107 and APB 28-1”), which will be effective for interim and annual periods ending after June 15, 2009. FSP SFAS No. 157-4 provides guidance on how to determine the fair value of assets and liabilities under SFAS No. 157 in the current economic environment and reemphasizes that the objective of a fair value measurement remains an exit price. If the Company were to conclude that there has been a significant decrease in the volume and level of activity of the asset or liability in relation to normal market activities, quoted market values may not be representative of fair value and the Company may conclude that a change in valuation technique or the use of multiple valuation techniques may be appropriate. FSP SFAS No. 115-2 and FSP SFAS No. 124-2 modify the requirements for recognizing other-than-temporarily impaired debt securities and revise the existing impairment model for such securities by modifying the current intent and ability indicator in determining whether a debt security is other-than-temporarily impaired. FSP SFAS No. 107 and APB 28-1 enhance the disclosure of instruments under the scope of SFAS No. 157 for both interim and annual periods. The Company is currently evaluating the potential impact, if any, of the adoption of these Staff Positions on its financial position, results of operations and disclosures.

In April 2009, the FASB issued FSP SFAS No. 141(R)-1 which amends the provisions in SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141(R)”), for the initial recognition and measurement, subsequent measurement and accounting, and disclosures for assets and liabilities arising from contingencies in business combinations. FSP SFAS No. 141(R)-1 eliminates the distinction between contractual and non-contractual contingencies, including the initial recognition and measurement criteria in SFAS No. 141(R) and instead carries forward most of the provisions in SFAS No. 141, "Business Combinations" ("SFAS No. 141"), for acquired contingencies. FSP SFAS No. 141(R)-1 is effective for contingent assets and contingent liabilities acquired in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company expects FSP SFAS No. 141(R)-1 will have an impact in its condensed consolidated financial statements, but the nature and magnitude of the specific effects will depend upon the nature, term and size of the acquired contingencies.

Fiscal Years

The Company reports on a fiscal-year basis and ends its quarters on the Sunday closest to the end of the applicable calendar quarter, except in a 53-week fiscal year, in which case the additional week falls into the fourth quarter of that fiscal year. Fiscal year 2009 consists of 53 weeks while fiscal year 2008 consists of 52 weeks. The first quarter of fiscal 2009 ended on March 29, 2009 and the first quarter of fiscal 2008 ended on March 30, 2008.

Index

Basis of Presentation

The accompanying condensed consolidated interim financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting and include the accounts of the Company and all of its subsidiaries. Intercompany transactions and balances have been eliminated in consolidation. The year-end Condensed Consolidated Balance Sheet data was derived from audited financial statements adjusted for the retrospective application of FSP APB 14-1 discussed above. Accordingly, these financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 28, 2008.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America ("United States" or "U.S.") requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Significant estimates in these financial statements include percentage-of-completion for construction projects, allowances for doubtful accounts receivable and sales returns, inventory write-downs, estimates for future cash flows and economic useful lives of property, plant and equipment, goodwill, intangible assets and other long-term assets, asset impairments, valuation of auction rate securities, investments in joint ventures, certain accrued liabilities including accrued warranty reserves, valuation of debt without the conversion feature, and income taxes and tax valuation allowances. Actual results could materially differ from those estimates.

In the opinion of management, the accompanying condensed consolidated interim financial statements contain all adjustments, consisting only of normal recurring adjustments, which the Company believes are necessary for a fair statement of the Company’s financial position as of March 29, 2009 and its results of operations for the three months ended March 29, 2009 and March 30, 2008 and its cash flows for the three months ended March 29, 2009 and March 30, 2008. These condensed consolidated interim financial statements are not necessarily indicative of the results to be expected for the entire year.

Note 2. INVENTORIES

(In thousands)	March 29, 2009	December 28, 2008(2)
Inventories:
Raw materials(1)	$124,759	$130,082
Work-in-process	12,872	15,505
Finished goods	205,538	105,955
	$343,169	$251,542
(1)	In addition to polysilicon and other raw materials for solar cell manufacturing, raw materials include solar panels purchased from third-party vendors and installation materials for systems projects.
(2)
The balance of finished goods increased by $0.2 million for the change in amortization of capitalized non-cash interest expense capitalized in inventory as a result of the Company’s adoption of FSP APB 14-1 (see Note 1).

Note 3. PROPERTY, PLANT AND EQUIPMENT

(In thousands)	March 29, 2009	December 28, 2008(1)
Property, plant and equipment, net:
Land and buildings	$13,914	$13,912
Manufacturing equipment	450,879	387,860
Computer equipment	36,849	26,957
Furniture and fixtures	4,330	4,327
Leasehold improvements	159,748	148,190
Construction-in-process	141,869	149,657
	807,589	730,903
Less: Accumulated depreciation	(120,430)	(101,656)
	$687,159	$629,247
(1)
Property, plant and equipment, net increased $16.6 million for non-cash interest expense associated with the 1.25% debentures and 0.75% debentures that was capitalized and added to the cost of qualified assets as a result of the Company’s adoption of FSP APB 14-1 (see Note 1).

Index

Certain manufacturing equipment associated with solar cell manufacturing lines located at our second facility in the Philippines are collateralized in favor of a customer by way of a chattel mortgage, a first ranking mortgage and a security interest in the property. The Company provided security for advance payments received from a customer in fiscal 2008 totaling $40.0 million in the form of collateralized manufacturing equipment with a net book value of $41.2 million and $43.1 million as of March 29, 2009 and December 28, 2008, respectively.

The Company evaluates its long-lived assets, including property, plant and equipment and intangible assets with finite lives (see Note 4), for impairment whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”). Factors considered important that could result in an impairment review include significant underperformance relative to expected historical or projected future operating results, significant changes in the manner of use of acquired assets and significant negative industry or economic trends.

Ongoing weak global credit market conditions have had a negative impact on the Company’s earnings during the first quarter of fiscal 2009. In addition, the Company expects that the current credit market conditions will continue through at least the first half of fiscal 2009, reducing demand for its solar power products in the near term, which could harm future earnings. From time to time, the Company may temporarily remove certain long-lived assets from service based on projections of reduced capacity needs. The Company believes the current adverse change in its business climate resulting in lower forecasted revenue for fiscal 2009 is temporary in nature and does not indicate that the fair values of its long-lived assets have fallen below their carrying values as of March 29, 2009.

Note 4. GOODWILL AND INTANGIBLE ASSETS

Goodwill

The following table presents the changes in the carrying amount of goodwill under the Company's reportable business segments:

(In thousands)	Systems	Components	Total
As of December 28, 2008	$181,801	$14,919	$196,720
Translation adjustment	—	(496)	(496)
As of March 29, 2009	$181,801	$14,423	$196,224

The Company records a translation adjustment for the revaluation of its Euro functional currency and Australian dollar functional currency subsidiaries’ goodwill and intangible assets into U.S. dollar. As of March 29, 2009, the translation adjustment decreased the balance of goodwill by $0.5 million.

In accordance with SFAS No. 142, “Accounting for Goodwill and Other Intangible Assets” (“SFAS No. 142”), goodwill is tested for impairment at least annually, or more frequently if certain indicators are present. The Company conducts its annual impairment test of goodwill as of the Sunday closest to the end of the third fiscal quarter of each year. Impairment of goodwill is tested at the Company’s reporting unit level which is at the segment level by comparing each segment’s carrying amount, including goodwill, to the fair value of that segment. To determine fair value, the Company’s process has historically utilized a market multiples comparative approach. In performing its analysis, the Company has utilized information with assumptions and projections it considers reasonable and supportable. If the carrying amount of the reporting unit exceeds its implied fair value, goodwill is considered impaired and a second step is performed to measure the amount of impairment loss, if any. Based on its last impairment test as of September 28, 2008, the Company determined there was no impairment.

Under SFAS No. 142, goodwill of a reporting unit shall be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Ongoing weak global credit market conditions have had a negative impact on the Company’s earnings and the profitability of its reporting units during the first quarter of fiscal 2009. The Company expects that the current credit market conditions will continue through at least the first half of fiscal 2009, negatively affecting its ability to finance systems projects. Management evaluated all the facts and circumstances, including the duration and severity of the decline in its revenue and market capitalization and the reasons for it, to assess whether an impairment indicator exists that would require impairment testing of its reporting units. Management has concluded that no impairment indicator exists as of March 29, 2009, because the decline in revenue is temporary in nature and management does not believe that there is a significant adverse change in the long-term business climate.

Intangible Assets

The following tables present details of the Company's acquired identifiable intangible assets:

(In thousands)	Gross	Accumulated Amortization	Net
As of March 29, 2009
Patents and purchased technology	$51,398	$(33,995)	$17,403
Tradenames	2,478	(1,768)	710
Customer relationships and other	27,381	(10,109)	17,272
	$81,257	$(45,872)	$35,385

As of December 28, 2008
Patents and purchased technology	$51,398	$(31,322)	$20,076
Tradenames	2,501	(1,685)	816
Customer relationships and other	27,456	(8,858)	18,598
	$81,355	$(41,865)	$39,490

Index

All of the Company’s acquired identifiable intangible assets are subject to amortization. Amortization expense for intangible assets totaled $4.1 million and $4.3 million for the three months ended March 29, 2009 and March 30, 2008, respectively. As of March 29, 2009, the estimated future amortization expense related to intangible assets is as follows (in thousands):

2009 (remaining nine months)	$12,182
2010	14,656
2011	4,546
2012	3,896
Thereafter	105
$35,385

Note 5. INVESTMENTS

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

Assets Measured at Fair Value on a Recurring Basis

The following tables present information about the Company’s available-for-sale securities accounted for under SFAS No. 115, “Accounting for Investment in Certain Debt and Equity Securities” (“SFAS No. 115”), that are measured at fair value on a recurring basis and indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value in accordance with the provisions of SFAS No. 157. Information about the Company’s foreign currency derivatives measured at fair value on a recurring basis is disclosed in Note 12 below. The Company does not have any nonfinancial assets or nonfinancial liabilities that are recognized or disclosed at fair value in its condensed consolidated financial statements on a recurring basis.

	March 29, 2009
(In thousands)	Level 1	Level 2	Level 3	Total
Asset
Money market funds	$186,462	$—	$2,297	$188,759
Bank notes	16,631	—	—	16,631
Corporate securities	—	—	18,971	18,971
Total available-for-sale securities	$203,093	$—	$21,268	$224,361

	December 28, 2008
(In thousands)	Level 1	Level 2	Level 3	Total
Asset
Money market funds	$227,190	$—	$7,185	$234,375
Bank notes	49,610	—	—	49,610
Corporate securities	—	9,994	23,577	33,571
Total available-for-sale securities	$276,800	$9,994	$30,762	$317,556

Available-for-sale securities utilizing Level 3 inputs to determine fair value are comprised of investments in money market funds totaling $2.3 million and $7.2 million as of March 29, 2009 and December 28, 2008, respectively, and auction rate securities totaling $19.0 million and $23.6 million as of March 29, 2009 and December 28, 2008, respectively.

Index

Money Market Funds

Investments in money market funds utilizing Level 3 inputs consist of the Company’s investments in the Reserve Primary Fund and the Reserve International Liquidity Fund (collectively referred to as the "Reserve Funds"). The net asset value per share for the Reserve Funds fell below $1.00 because the funds had investments in Lehman Brothers Holdings, Inc. (“Lehman”), which filed for bankruptcy on September 15, 2008. As a result of this event, the Reserve Funds wrote down their investments in Lehman to zero and also announced that the funds would be closed and distributed to holders. The Company has estimated its loss on the Reserve Funds to be approximately $2.2 million based upon information publicly disclosed by the Reserve Funds relative to its holdings and remaining obligations. The Company recorded impairment charges of $1.2 million and $1.0 million during the first quarter of fiscal 2009 and the second half of fiscal 2008, respectively, in “Other, net” in its Condensed Consolidated Statements of Operations, thereby establishing a new cost basis for each fund. The Company’s other money market fund instruments are classified within Level 1 of the fair value hierarchy because they are valued using quoted prices for identical instruments in active markets.

Auction Rate Securities

Auction rate securities in which the Company invested are typically over-collateralized and secured by pools of student loans originated under the Federal Family Education Loan Program (“FFELP”) that are guaranteed and insured by the U.S. Department of Education. In addition, all auction rate securities held are rated by one or more of the Nationally Recognized Statistical Rating Organizations (“NRSRO”) as triple-A. Historically, these securities have provided liquidity through a Dutch auction at pre-determined intervals every 7 to 49 days. At the end of each reset period, investors can continue to hold the securities or sell the securities at par through an auction process. The “stated” or “contractual” maturities for these securities generally are between 20 to 30 years. Beginning in February 2008, the auction rate securities market experienced a significant increase in the number of failed auctions, resulting from a lack of liquidity, which occurs when sell orders exceed buy orders, and does not necessarily signify a default by the issuer.

All auction rate securities held by the Company have failed to clear at auctions in subsequent periods. For failed auctions, the Company continues to earn interest on these investments at the contractual rate. Prior to last year, failed auctions have rarely occurred, however, such failures could continue to occur in the future. In the event the Company needs to access these funds, the Company will not be able to do so until a future auction is successful, the issuer redeems the securities, a buyer is found outside of the auction process or the securities mature. Accordingly, auction rate securities held are classified as “Long-term investments” in the Condensed Consolidated Balance Sheets, because they are not expected to be used to fund current operations and consistent with the stated contractual maturities of the securities.

The Company determined that use of a valuation model was the best available technique for measuring the fair value of its auction rate securities. The Company used an income approach valuation model to estimate the price that would be received to sell its securities in an orderly transaction between market participants ("exit price") as of the balance sheet dates. The exit price was derived as the weighted average present value of expected cash flows over various periods of illiquidity, using a risk adjusted discount rate that was based on the credit risk and liquidity risk of the securities. While the valuation model was based on both Level 2 (credit quality and interest rates) and Level 3 inputs, the Company determined that the Level 3 inputs were the most significant to the overall fair value measurement, particularly the estimates of risk adjusted discount rates and ranges of expected periods of illiquidity. The valuation model also reflected the Company's intention to hold its auction rate securities until they can be liquidated in a market that facilitates orderly transactions. The following key assumptions were used in the valuation model:

·	5 years to liquidity;
·	continued receipt of contractual interest which provides a premium spread for failed auctions; and
·	discount rates ranging from 4.5% to 6.3%, which incorporates a spread for both credit and liquidity risk.

Based on these assumptions, the Company estimated that the auction rate securities with a stated par value of $21.1 million at March 29, 2009 would be valued at approximately 90% of their stated par value, or $19.0 million, representing a decline in value of approximately $2.1 million. At December 28, 2008, the Company estimated that auction rate securities with a stated par value of $26.1 million would be valued at approximately 91% of their stated par value, or $23.6 million, representing a decline in value of approximately $2.5 million. Due to the length of time that has passed since the auctions failed and the ongoing uncertainties regarding future access to liquidity, the Company has determined the impairment is other-than-temporary and recorded impairment losses of $0.1 million and $2.5 million in the first quarter of fiscal 2009 and fourth quarter of fiscal 2008, respectively, in “Other, net” in its Condensed Consolidated Statements of Operations. The following table provides a summary of changes in fair value of the Company’s available-for-sale securities utilizing Level 3 inputs for the three months ended March 29, 2009:

(In thousands)	Money Market Funds	Auction Rate Securities
Balance at December 28, 2008	$7,185	$23,577
Sales and distributions (1)	(3,650)	(4,526)
Impairment loss recorded in “Other, net”	(1,238)	(80)
Balance at March 29, 2009 (2)	$2,297	$18,971
(1)
The Company sold an auction rate security with a carrying value of $4.5 million for $4.6 million to a third-party outside of the auction process and received distributions of $3.7 million from the Reserve Funds.

(2)	On April 17, 2009, the Company received distributions of $1.1 million from the Reserve Funds.

Index

The following table provides a summary of changes in fair value of the Company’s available-for-sale securities which utilized Level 3 inputs for the three months ended March 30, 2008:

(In thousands)	Auction Rate Securities

Balance at December 31, 2007	$—
Transfers from Level 2 to Level 3	29,050
Purchases	10,000
Unrealized loss included in other comprehensive income	(1,445)
Balance at March 30, 2008	$37,605

 The classification of available-for-sale securities is as follows:

(In thousands)	March 29, 2009	December 28, 2008
Included in:
Cash equivalents	$18,631	$101,523
Short-term restricted cash and cash equivalents(1)	12,663	13,240
Short-term investments	2,297	17,179
Long-term restricted cash and cash equivalents(1, 2)	171,799	162,037
Long-term investments	18,971	23,577
	$224,361	$317,556

(1)	The Company provided security in the form of cash collateralized bank standby letters of credit for advance payments received from customers.
(2)
In January 2009 and December 2008, the Company borrowed Malaysian Ringgit 185.0 million and 190.0 million, respectively, or approximately $51.2 million and $52.7 million, respectively, from the Malaysian Government under its facility agreement to finance the construction of its planned third solar cell manufacturing facility in Malaysia.

Index

Note 6. ADVANCES TO SUPPLIERS

The Company has entered into agreements with various polysilicon, ingot, wafer, solar cell and solar panel vendors and manufacturers. These agreements specify future quantities and pricing of products to be supplied by the vendors for periods up to 12 years. Certain agreements also provide for penalties or forfeiture of advanced deposits in the event the Company terminates the arrangements (see Note 8). Under certain of these agreements, the Company is required to make prepayments to the vendors over the terms of the arrangements. In the first quarter of fiscal 2009, the Company paid advances totaling $5.6 million in accordance with the terms of existing supply agreements. As of March 29, 2009 and December 28, 2008, advances to suppliers totaled $154.5 million and $162.6 million, respectively, the current portion of which is $39.6 million and $43.2 million, respectively.

The Company’s future prepayment obligations related to these agreements as of March 29, 2009 are as follows (in thousands):

2009 (remaining nine months)	$92,546
2010	161,414
2011	121,564
2012	72,694
$448,218

Note 7. RESTRUCTURING COSTS

The Company records restructuring costs in accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS No. 146”). In response to deteriorating economic conditions, the Company reduced its global workforce of regular employees by approximately 60 positions in the first quarter of fiscal 2009 in order to reduce its annual operating expenses. The restructuring actions included charges of $1.2 million for other severance, benefits and related costs.

A summary of total restructuring activity for the three months ended March 29, 2009 is as follows:

(in thousands)	Workforce Reduction
Balance as of December 28, 2008	$—
Restructuring charges	1,185
Cash payments	(1,029)
Balance as of March 29, 2009	$156

Restructuring accruals totaled $0.2 million as of March 29, 2009 and are recorded in “Accrued liabilities” in the Condensed Consolidated Balance Sheet and represent estimated future cash outlays primarily related to severance expected to be paid within the second quarter of fiscal 2009.

A summary of the charges in the Condensed Consolidated Statement of Operations resulting from workforce reductions is as follows:

Three Months Ended
(in thousands)	March 29, 2009
Cost of systems revenue	$179
Cost of components revenue	28
Research and development	77
Sales, general and administrative	901
Total restructuring charges	$1,185

Note 8. COMMITMENTS AND CONTINGENCIES

Operating Lease Commitments

The Company leases its San Jose, California facility under a non-cancelable operating lease from Cypress, which expires in April 2011. In addition, the Company leases its Richmond, California facility under a non-cancelable operating lease from an unaffiliated third-party, which expires in September 2018. The Company also has various lease arrangements, including its European headquarters located in Geneva, Switzerland under a lease that expires in September 2012, as well as sales and support offices in Southern California, New Jersey, Australia, Canada, Germany, Italy, Spain and South Korea, all of which are leased from unaffiliated third-parties. Future minimum obligations under all non-cancelable operating leases as of March 29, 2009 are as follows (in thousands):

2009 (remaining nine months)	$4,096
2010	4,932
2011	3,642
2012	2,814
2013	2,756
Thereafter	14,597
$32,837

Index

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

As of March 29, 2009, total obligations related to non-cancelable purchase orders totaled approximately $115.6 million and long-term supply agreements totaled approximately $3,992.2 million. Future purchase obligations under non-cancelable purchase orders and long-term supply agreements as of March 29, 2009 are as follows (in thousands):

2009 (remaining nine months)	$376,790
2010	519,550
2011	546,438
2012	359,223
2013	277,531
Thereafter	2,028,257
$4,107,789

Total future purchase commitments of $4,107.8 million as of March 29, 2009 include tolling agreements with suppliers in which the Company provides polysilicon required for silicon ingot manufacturing and procures the manufactured silicon ingots from the supplier. Annual future purchase commitments in the table above are calculated using the gross price paid by the Company for silicon ingots and are not reduced by the price paid by suppliers for polysilicon. Total future purchase commitments as of March 29, 2009 would be reduced by $614.9 million to $3,492.9 million had the Company’s obligations under such tolling agreements been disclosed using net cash outflows.

Product Warranties

The Company warrants or guarantees the performance of the solar panels that the Company manufactures at certain levels of power output for extended periods, usually 25 years. It also warrants that the solar cells will be free from defects for at least 10 years. In addition, it passes through to customers long-term warranties from the original equipment manufacturers (“OEMs”) of certain system components. Warranties of 25 years from solar panels suppliers are standard, while inverters typically carry a 2-, 5- or 10-year warranty. The Company generally warrants at the time of sale or guarantees systems installed for a period of 1, 2, 5 or 10 years. The Company maintains warranty reserves to cover potential liability that could result from these guarantees. The Company’s potential liability is generally in the form of product replacement or repair. Warranty reserves are based on the Company’s best estimate of such liabilities and are recognized as a cost of revenue. The Company continuously monitors product returns for warranty failures and maintains a reserve for the related warranty expenses based on various factors including, historical warranty claims, results of accelerated testing, field monitoring and vendor reliability estimates, and data on industry average for similar products. Historically, warranty costs have been within management’s expectations.

Provisions for warranty reserves charged to cost of revenue were $3.7 million and $4.9 million during the three months ended March 29, 2009 and March 30, 2008, respectively. Activity within accrued warranty for the three months ended March 29, 2009 and March 30, 2008 is summarized as follows:

(In thousands)	March 29, 2009	March 30, 2008
Balance at the beginning of the period	$28,062	$17,194
Accruals for warranties issued during the period	3,677	4,899
Settlements made during the period	(1,173)	(2,576)
Balance at the end of the period	$30,566	$19,517

Index

The accrued warranty balance at March 29, 2009 and December 28, 2008 includes $3.9 million and $4.2 million, respectively, of accrued costs primarily related to servicing the Company’s obligations under long-term maintenance contracts entered into under the Systems Segment and the balance is included in “Other long-term liabilities” in the Condensed Consolidated Balance Sheets.

Uncertain Tax Positions

Total liabilities associated with uncertain tax positions under FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, and Related Implementation Issues” (“FIN 48”), were $12.8 million as of both March 29, 2009 and December 28, 2008 and are included in "Other long-term liabilities" in the Company’s Condensed Consolidated Balance Sheets as they are not expected to be paid within the next twelve months. Due to the complexity and uncertainty associated with its tax positions, the Company cannot make a reasonably reliable estimate of the period in which cash settlement will be made for its liabilities associated with uncertain tax positions in other long-term liabilities.

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

Note 9. JOINT VENTURES

Woongjin Energy Co., Ltd (“Woongjin Energy”)

The Company and Woongjin Holdings Co., Ltd. (“Woongjin”), a provider of environmental products located in Korea, formed Woongjin Energy in fiscal 2006, a joint venture to manufacture monocrystalline silicon ingots. The Company and Woongjin have funded the joint venture through capital investments. In January 2008, the Company invested an additional $5.4 million in the joint venture. Until Woongjin Energy engages in an IPO, Woongjin Energy will refrain from declaring or making any distributions, including dividends, unless its debt-to-equity ratio immediately following such distribution would not be greater than 200%. The Company supplies polysilicon, services and technical support required for silicon ingot manufacturing to the joint venture, and the Company procures the manufactured silicon ingots from the joint venture under a five-year agreement. For the three months ended March 29, 2009 and March 30, 2008, the Company paid $32.3 million and $5.8 million, respectively, to Woongjin Energy for manufacturing silicon ingots. As of March 29, 2009 and December 28, 2008, $29.9 million and $22.5 million, respectively, remained due and payable to Woongjin Energy.

As of March 29, 2009 and December 28, 2008, the Company had a $25.3 million and $24.0 million, respectively, investment in the joint venture in its Condensed Consolidated Balance Sheets which consisted of a 40% equity investment. The Company periodically evaluates the qualitative and quantitative attributes of its relationship with Woongjin Energy to determine whether the Company is the primary beneficiary of the joint venture and needs to consolidate Woongjin Energy’s results into the Company’s financial statements in accordance with FSP FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FSP FIN 46(R)”). The Company has concluded it is not the primary beneficiary of the joint venture because Woongjin Energy supplies only a portion of the Company’s future estimated total ingot requirement through 2012 and the existing supply agreement is shorter than the estimated economic life of the joint venture. In addition, the Company believes that Woongjin is the primary beneficiary of the joint venture because Woongjin guarantees the initial $33.0 million loan for Woongjin Energy and exercises significant control over Woongjin Energy’s board of directors, management, and daily operations.

Index

The Company accounts for its investment in Woongjin Energy under APB Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock” (the “equity method”), in which the investment is classified as “Other long-term assets” in the Condensed Consolidated Balance Sheets and the Company’s share of Woongjin Energy’s income totaling $1.3 million and $0.5 million for the three months ended March 29, 2009 and March 30, 2008, respectively, is included in “Equity in earnings of unconsolidated investees” in the Condensed Consolidated Statements of Operations. The amount of equity earnings increased due to 1) increases in production since Woongjin Energy began manufacturing in the third quarter of fiscal 2007; and 2) the Company’s equity investment increased from 27.4% as of March 30, 2008 to 40% as of March 29, 2009. Neither party has contractual obligations to provide any additional funding to the joint venture. The Company’s maximum exposure to loss as a result of its involvement with Woongjin Energy is limited to its carrying value.

The Company conducted other related-party transactions with Woongjin Energy during fiscal 2008. The Company recognized $0.6 million in components revenue during the three months ended March 30, 2008 related to the sale of solar panels to Woongjin Energy. As of March 29, 2009 and December 28, 2008, zero and $0.8 million, respectively, remained due and receivable from Woongjin Energy related to the sale of solar panels.

First Philec Solar Corporation (“First Philec Solar”)

The Company and First Philippine Electric Corporation (“First Philec”) formed First Philec Solar in fiscal 2007, a joint venture to provide wafer slicing services of silicon ingots to the Company. The Company and First Philec have funded the joint venture through capital investments. In fiscal 2008, the Company invested an additional $4.2 million in the joint venture. The Company supplies to the joint venture silicon ingots and technology required for slicing silicon, and the Company procures the silicon wafers from the joint venture under a five-year wafering supply and sales agreement. This joint venture is located in the Philippines and became operational in the second quarter of fiscal 2008. In the three months ended March 29, 2009, the Company paid $6.8 million to First Philec Solar for wafer slicing services of silicon ingots. As of March 29, 2009 and December 28, 2008, $2.1 million and $1.9 million, respectively, remained due and payable to First Philec Solar.

As of March 29, 2009 and December 28, 2008, the Company had a $4.9 million and $5.0 million, respectively, investment in the joint venture in its Condensed Consolidated Balance Sheets which consisted of a 19% equity investment. The Company periodically evaluates the qualitative and quantitative attributes of its relationship with First Philec Solar to determine whether the Company is the primary beneficiary of the joint venture and needs to consolidate First Philec Solar’s results into the Company’s financial statements in accordance with FSP FIN 46(R). The Company has concluded it is not the primary beneficiary of the joint venture because the existing five-year agreement named above is considered a short period compared against the estimated economic life of the joint venture. In addition, the Company believes that First Philec is the primary beneficiary of the joint venture because First Philec exercises significant control over First Philec Solar’s board of directors, management, and daily operations.

The Company accounts for this investment using the equity method of accounting since the Company is able to exercise significant influence over First Philec Solar due to its board positions. The Company’s investment is classified as “Other long-term assets” in the Condensed Consolidated Balance Sheets and the Company’s share of First Philec Solar’s losses totaling $0.1 million in the three months ended March 29, 2009 are included in “Equity in earnings of unconsolidated investees” in the Condensed Consolidated Statement of Operations. The Company’s maximum exposure to loss as a result of its involvement with First Philec Solar is limited to its carrying value.

Note 10. DEBT AND CREDIT SOURCES

Line of Credit

On July 13, 2007, the Company entered into a credit agreement with Wells Fargo Bank, N.A. (“Wells Fargo”) and has entered into amendments to the credit agreement from time to time. As of March 29, 2009, the credit agreement provides for a $50.0 million uncollateralized revolving credit line, with a $50.0 million uncollateralized letter of credit subfeature, and a separate $150.0 million collateralized letter of credit facility. The Company may borrow up to $50.0 million and request that Wells Fargo issue up to $50.0 million in letters of credit under the uncollateralized letter of credit subfeature through March 27, 2010. Letters of credit issued under the subfeature reduce the Company’s borrowing capacity under the revolving credit line. Additionally, the Company may request that Wells Fargo issue up to $150.0 million in letters of credit under the collateralized letter of credit facility through March 27, 2014. As detailed in the agreement, the Company pays interest of LIBOR plus 1.25% on outstanding borrowings under the uncollateralized revolving credit line, and a fee of 2% and 0.2% to 0.3% depending on maturity for outstanding letters of credit under the uncollateralized letter of credit subfeature and collateralized letter of credit facility, respectively. At any time, the Company can prepay outstanding loans. All borrowings under the uncollateralized revolving credit line must be repaid by March 27, 2010, and all letters of credit issued under the uncollateralized letter of credit subfeature expire on or before March 27, 2010 unless the Company provides by such date collateral in the form of cash or cash equivalents in the aggregate amount available to be drawn under letters of credit outstanding at such time. All letters of credit issued under the collateralized letter of credit facility expire no later than March 27, 2014.

Index

In connection with the credit agreement, the Company entered into a security agreement with Wells Fargo, granting a security interest in a securities account and deposit account to secure its obligations in connection with any letters of credit that might be issued under the credit agreement. SunPower North America, LLC and SunPower Corporation, Systems (“SP Systems”), both wholly-owned subsidiaries of the Company, also entered into an associated continuing guaranty with Wells Fargo. In addition, SP Systems will pledge 60% of its equity interest in SunPower Systems SA to Wells Fargo in the second quarter of fiscal 2009 to collateralize up to $50.0 million of the Company’s obligations under the credit agreement. The terms of the credit agreement include certain conditions to borrowings, representations and covenants, and events of default customary for financing transactions of this type. If the Company fails to comply with the financial and other restrictive covenants contained in the credit agreement resulting in an event of default, all debt could become immediately due and payable. Financial and other restrictive covenants include, but are not limited to, net income adjusted for purchase accounting not less than $1.00 in each period of four consecutive quarters as of the recently completed fiscal quarter, total liabilities divided by tangible net worth not exceeding two to one as of the end of each fiscal quarter, and no declaration or payment of dividends.

As of March 29, 2009 and December 28, 2008, letters of credit totaling $49.7 million and $29.9 million, respectively, were issued by Wells Fargo under the uncollateralized letter of credit subfeature. In addition, letters of credit totaling $74.5 million and $76.5 million were issued by Wells Fargo under the collateralized letter of credit facility as of March 29, 2009 and December 28, 2008, respectively. As of March 29, 2009 and December 28, 2008, cash available to be borrowed under the uncollateralized revolving credit line was $0.3 million and $20.1 million, respectively, and includes letter of credit capacities available to be issued by Wells Fargo under the uncollateralized letter of credit subfeature. Letters of credit available under the collateralized letter of credit facility at March 29, 2009 and December 28, 2008 totaled $75.5 million and $73.5 million, respectively.

Debt Facility Agreement with the Malaysian Government

On December 18, 2008, the Company entered into a facility agreement with the Malaysian Government. In connection with the facility agreement, the Company executed a debenture and deed of assignment in favor of the Malaysian Government, granting a security interest in a deposit account and all assets of SunPower Malaysia Manufacturing Sdn. Bhd., a wholly-owned subsidiary of the Company, to secure its obligations under the facility agreement.

Under the terms of the facility agreement, the Company may borrow up to Malaysian Ringgit 1.0 billion (approximately $276.9 million) to finance the construction of its planned third solar cell manufacturing facility (“FAB3”) in Malaysia. The loans within the facility agreement are divided into two tranches that may be drawn through June 2010. Principal is to be repaid in six quarterly payments starting in July 2015, and a non-weighted average interest rate of approximately 4.4% per annum accrues and is payable starting in July 2015. The Company has the ability to prepay outstanding loans and all borrowings must be repaid by October 30, 2016. The terms of the facility agreement include certain conditions to borrowings, representations and covenants, and events of default customary for financing transactions of this type. As of March 29, 2009 and December 28, 2008, the Company had borrowed Malaysian Ringgit 375.0 million (approximately $103.9 million) and Malaysian Ringgit 190.0 million (approximately $54.6 million), respectively, under the facility agreement.

1.25% and 0.75% Convertible Debenture Issuances

In February 2007, the Company issued $200.0 million in principal amount of its 1.25% senior convertible debentures. Interest on the 1.25% debentures is payable on February 15 and August 15 of each year, which commenced August 15, 2007. The 1.25% debentures mature on February 15, 2027. Holders may require the Company to repurchase all or a portion of their 1.25% debentures on each of February 15, 2012, February 15, 2017 and February 15, 2022, or if the Company experiences certain types of corporate transactions constituting a fundamental change. In addition, the Company may redeem some or all of the 1.25% debentures on or after February 15, 2012. The 1.25% debentures are initially convertible, subject to certain conditions, into cash up to the lesser of the principal amount or the conversion value. If the conversion value is greater than $1,000, then the excess conversion value will be convertible into the Company’s class A common stock. The initial effective conversion price of the 1.25% debentures is approximately $56.75 per share, which represented a premium of 27.5% over the closing price of the Company's class A common stock on the date of issuance. The applicable conversion rate will be subject to customary adjustments in certain circumstances.

In July 2007, the Company issued $225.0 million in principal amount of its 0.75% senior convertible debentures. Interest on the 0.75% debentures is payable on February 1 and August 1 of each year, which commenced February 1, 2008. The 0.75% debentures mature on August 1, 2027. Holders may require the Company to repurchase all or a portion of their 0.75% debentures on each of August 1, 2010, August 1, 2015, August 1, 2020, and August 1, 2025, or if the Company is involved in certain types of corporate transactions constituting a fundamental change. In addition, the Company may redeem some or all of the 0.75% debentures on or after August 1, 2010. The 0.75% debentures will be classified as short-term debt in the Company’s Condensed Consolidated Balance Sheet beginning on August 1, 2009. The 0.75% debentures are initially convertible, subject to certain conditions, into cash up to the lesser of the principal amount or the conversion value. If the conversion value is greater than $1,000, then the excess conversion value will be convertible into cash, class A common stock or a combination of cash and class A common stock, at the Company’s election. The initial effective conversion price of the 0.75% debentures is approximately $82.24 per share, which represented a premium of 27.5% over the closing price of the Company's class A common stock on the date of issuance. The applicable conversion rate will be subject to customary adjustments in certain circumstances.

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

For the quarter ended September 28, 2008, the closing price of the Company’s class A common stock equaled or exceeded 125% of the $56.75 per share initial effective conversion price governing the 1.25% debentures for 20 out of 30 consecutive trading days ending on September 28, 2008, thus satisfying the market price conversion trigger pursuant to the terms of the 1.25% debentures. During the fourth quarter in fiscal 2008, holders of the 1.25% debentures were able to exercise their right to convert the debentures any day in that fiscal quarter. As of December 28, 2008, the Company received notices for the conversion of approximately $1.4 million of the 1.25% debentures which the Company settled for approximately $1.2 million in cash and 1,000 shares of class A common stock.

Because the closing price of the Company’s class A common stock on at least 20 of the last 30 trading days during the fiscal quarters ending March 29, 2009 and December 28, 2008 did not equal or exceed $70.94, or 125% of the applicable conversion price for its 1.25% debentures, and $102.80, or 125% of the applicable conversion price governing its 0.75% debentures, holders of the 1.25% debentures and 0.75% debentures are unable to exercise their right to convert the debentures, based on the market price conversion trigger, any day in the first and second quarters of fiscal 2009. Accordingly, the Company classified the convertible debt as long-term debt in its Condensed Consolidated Balance Sheets as of March 29, 2009 and December 28, 2008. This test is repeated each fiscal quarter, therefore, if the market price conversion trigger is satisfied in a subsequent quarter, the debentures may again be re-classified as short-term debt.

The 1.25% debentures and 0.75% debentures are subject to the provisions of FSP APB 14-1, adopted by the Company on December 29, 2008, since the debentures can be settled in cash upon conversion. The Company estimated that the effective interest rate for similar debt without the conversion feature was 9.25% and 8.125% on the 1.25% debentures and 0.75% debentures, respectively. The principal amount of the outstanding debentures, the unamortized discount and the net carrying value as of March 29, 2009 was $423.6 million, $59.8 million and $363.8 million, respectively, and as of December 28, 2008 was $423.6 million, $66.4 million and $357.2 million, respectively. The Company recognized $5.0 million and $4.4 million in non-cash interest expense in the three months ended March 29, 2009 and March 30, 2008, respectively, related to the adoption of FSP APB 14-1 (see Note 1). As of March 29, 2009, the remaining weighted average period over which the unamortized discount will be recognized is as follows (in thousands):

2009 (remaining nine months)	$20,589
2010	22,667
2011	14,686
2012	1,898
$59,840

The following table summarizes the Company’s outstanding convertible debt:

	As of
	March 29, 2009		December 28, 2008
(In thousands)	Face Value	Fair Value*	Face Value	Fair Value*
1.25% debentures	$198,608	$151,190	$198,608	$143,991
0.75% debentures	225,000	187,875	225,000	166,747
Total convertible debt	$423,608	$339,065	$423,608	$310,738

*	The fair value of the convertible debt was determined based on quoted market prices as reported by an independent pricing source.

Index

Note 11. COMPREHENSIVE INCOME

Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Comprehensive income includes unrealized gains and losses on the Company’s available-for-sale investments, foreign currency derivatives designated as cash flow hedges and translation adjustments. The components of comprehensive income were as follows:

	Three Months Ended
(In thousands)	March 29, 2009	March 30, 2008
Net income (loss)	$(4,786)	$11,999
Other comprehensive income:
Translation adjustment	(16,608)	10,405
Unrealized gain (loss) on investments, net of tax	8	(1,471)
Unrealized gain (loss) on derivatives, net of tax	22,534	(1,456)
Total comprehensive income	$1,148	$19,477

Note 12. FOREIGN CURRENCY DERIVATIVES

The Company has non-U.S. subsidiaries that operate and sell the Company’s products in various global markets, primarily in Europe. As a result, the Company is exposed to risks associated with changes in foreign currency exchange rates. It is the Company’s policy to use various hedge instruments to manage the exposures associated with purchases of foreign sourced equipment, net asset or liability positions of its subsidiaries and forecasted revenues and expenses. In connection with its global tax planning, the Company changed the flow of transactions to European subsidiaries that have Euro functional currency, resulting in greater exposure to changes in the value of the Euro beginning in the second quarter of fiscal 2008. Implementation of this tax strategy had, and will continue to have, the ancillary effect of limiting the Company’s ability to fully hedge certain Euro-denominated revenue. The Company currently does not enter into foreign currency derivative financial instruments for speculative or trading purposes.

On December 29, 2008, the Company adopted SFAS No. 161 which had no financial impact on the Company’s condensed consolidated financial statements and only required additional financial statement disclosures (see Note 1). The Company has applied the requirements of SFAS No. 161 on a prospective basis. Accordingly, disclosures related to interim periods prior to the date of adoption have not been presented.

Under SFAS No. 133, the Company is required to recognize derivative instruments as either assets or liabilities at fair value in the Condensed Consolidated Balance Sheets. The Company calculates the fair value of its option and forward contracts based on market volatilities, spot rates and interest differentials from published sources. The following table presents information about the Company’s hedge instruments measured at fair value on a recurring basis as of March 29, 2009 and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value in accordance with the provisions of SFAS No. 157:

(In thousands)	Balance Sheet Location	Significant Other Observable Inputs (Level 2)
Asset
Derivatives not designated as hedging instruments under SFAS No. 133
Balance sheet hedges
Foreign currency forward exchange contracts	Prepaid expenses and other current assets	$2,173

Liability
Derivatives not designated as hedging instruments under SFAS No. 133
Balance sheet hedges
Foreign currency forward exchange contracts	Accrued liabilities	$9,940
Derivatives designated as hedging instruments under SFAS No. 133
Cash flow hedges
Foreign currency forward exchange contracts	Accrued liabilities	$7,856
Foreign currency option contracts	Accrued liabilities	485
		$8,341

Index

The following table summarizes the amount of unrealized loss recognized in “Accumulated other comprehensive loss” (“OCI”) in “Stockholders’ equity” in the Condensed Consolidated Balance Sheet:

	Unrealized Loss Recognized in OCI (Effective Portion)	Loss Reclassified from OCI to Cost of Revenue (Effective Portion)	Loss Recognized in Other, Net on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	As of	Three Months Ended	Three Months Ended
(In thousands)	March 29, 2009	March 29, 2009	March 29, 2009
Cash flow hedges
Foreign currency forward exchange contracts	$(3,551)	$(125)	$(1,478)
Foreign currency option contracts	—	—	(485)
	$(3,551)	$(125)	$(1,963)

The following table summarizes the amount of loss recognized in “Other, net” in the Condensed Consolidated Statement of Operations in the three months ended March 29, 2009:

(In thousands)
Derivatives not designated as hedging instruments under SFAS No. 133
Balance sheet hedges
Foreign currency forward exchange contracts	$(1,838)

Foreign Currency Exchange Risk

Cash Flow Exposure

The Company’s subsidiaries have had and will continue to have material future cash flows, including revenues and expenses, that are denominated in currencies other than their functional currencies. The Company’s cash flow exposure primarily relates to trade accounts receivable and accounts payable. Changes in exchange rates between the Company’s subsidiaries’ functional currencies and other currencies in which they transact will cause fluctuations in cash flows expectations and cash flows realized or settled. Accordingly, the Company enters into option and forward contracts to hedge the value of a portion of these forecasted cash flows.

In accordance with SFAS No. 133, the Company accounts for its hedges of forecasted foreign currency purchases as cash flow hedges. As of March 29, 2009, the Company has outstanding cash flow hedge forward contracts and option contracts with an aggregate notional value of $397.9 million and $76.3 million, respectively. As of December 28, 2008, the Company had outstanding cash flow hedge forward contracts and option contracts with an aggregate notional value of $364.5 million and $147.5 million, respectively. The maturity dates of the outstanding contracts as of March 29, 2009 range from April 2009 to December 2009. Changes in fair value of the effective portion of hedge contracts are recorded in “Accumulated other comprehensive loss” in “Stockholders’ equity” in the Condensed Consolidated Balance Sheets. Amounts deferred in accumulated other comprehensive loss are reclassified to “Cost of revenue” in the Condensed Consolidated Statements of Operations in the periods in which the hedged exposure impacts earnings. The Company expects to reclassify $3.6 million of net losses related to these option and forward contracts that are included in accumulated other comprehensive loss at March 29, 2009 to “Cost of revenue” in the following nine months as the Company realizes the cost effects of the related forecasted foreign currency cost of revenue transactions. The amounts ultimately recorded in the Condensed Consolidated Statements of Operations will be contingent upon the actual exchange rates when the related forecasted foreign currency cost of revenue transactions are realized, and therefore, unrealized losses at March 29, 2009 could change.

Cash flow hedges are tested for effectiveness each period on an average to average rate basis using regression analysis. The change in the time value of the options as well as the cost of forward points (the difference between forward and spot rates at inception) on forward exchange contracts are excluded from the Company’s assessment of hedge effectiveness. The premium paid or time value of an option whose strike price is equal to or greater than the market price on the date of purchase is recorded as an asset in the Condensed Consolidated Balance Sheets. Thereafter, any change to this time value and the cost of forward points is included in “Other, net” in the Condensed Consolidated Statements of Operations. Amounts recorded in “Other, net” were losses of $2.0 million and none during the three months ended March 29, 2009 and March 30, 2008, respectively, due to loss in time value and cost of forward points.

Index

Transaction Exposure

Other derivatives not designated as hedging instruments under SFAS No. 133 consist of forward contracts used to hedge the net balance sheet effect of foreign currency denominated assets and liabilities primarily for intercompany transactions, receivables from customers, prepayments to suppliers and advances received from customers. Changes in exchange rates between the Company’s subsidiaries’ functional currencies and the currencies in which these assets and liabilities are denominated can create fluctuations in the Company’s reported consolidated financial position, results of operations and cash flows. The Company enters into forward contracts to hedge foreign currency denominated monetary assets and liabilities against the short-term effects of currency exchange rate fluctuations. The Company records its derivative contracts at fair value with the related gains or losses recorded in “Other, net.” The gains or losses on these contracts are substantially offset by transaction gains or losses on the underlying balances being hedged. As of March 29, 2009 and December 28, 2008, the Company held forward contracts with an aggregate notional value of $248.9 million and $66.6 million, respectively, to hedge balance sheet exposure related to transactions with third-parties. These forward contracts have maturities of one month or less.

Credit Risk

The Company’s option and forward contracts do not contain any credit-risk-related contingent features. The Company is exposed to credit losses in the event of nonperformance by the counter-parties of its option and forward contracts. The Company enters into derivative contracts with high-quality financial institutions and limits the amount of credit exposure to any one counter-party. In addition, the derivative contracts are limited to a time period of less than one year and the Company continuously evaluates the credit standing of its counter-party financial institutions.

Note 13. INCOME TAXES

In the three months ended March 29, 2009, the Company’s effective rate of income tax benefit of 58.7% was primarily attributable to domestic and foreign income losses in certain jurisdictions, nondeductible amortization of purchased intangible assets and discrete stock option deductions. The Company’s tax provision for the three months ended March 30, 2008 of 13.6% was primarily attributable to domestic and foreign income taxes in certain jurisdictions where the Company’s operations were profitable, net of the consumption of non-stock net operating loss carryforwards. As a result of the Company’s adoption of FSP APB 14-1, the tax provision during the first quarter of fiscal 2008 was retroactively adjusted from 28.3% to 13.6% (see Note 1). The Company’s interim period tax provision is estimated based on the expected annual worldwide tax rate and takes into account the tax effect of discrete items.

Note 14. NET INCOME (LOSS) PER SHARE OF CLASS A AND CLASS B COMMON STOCK

Effective December 29, 2008, the Company adopted FSP EITF 03-6-1, which requires it to use the two-class method to calculate net income (loss) per share. Under the two-class method, net income (loss) per share is computed by dividing earnings allocated to common stockholders by the weighted-average number of common shares outstanding for the period. In applying the two-class method, earnings are allocated to both common stock and other participating securities based on their respective weighted-average shares outstanding during the period. No allocation is generally made to other participating securities in the case of a loss per share. In accordance with the implementation provisions of FSP EITF 03-6-1, prior period share data and net income (loss) per share has been retroactively adjusted (see Note 1).

Basic weighted-average shares is computed using the weighted-average of the combined class A and class B common stock outstanding. Class A and class B common stock are considered equivalent securities for purposes of the earnings per share calculation because the holders of each class are legally entitled to equal per share distributions whether through dividends or in liquidation. The Company's outstanding unvested restricted stock awards are considered participating securities as they may participate in dividends, if declared, even though the awards are not vested. As participating securities, the unvested restricted stock awards are allocated a proportionate share of net income, but excluded from the basic weighted-average shares. Diluted weighted-average shares is computed using the basic weighted-average common stock outstanding plus any potentially dilutive securities outstanding during the period using the treasury stock method, except when their effect is anti-dilutive. Potentially dilutive securities include stock options, restricted stock units and senior convertible debentures.

Holders of the Company’s 1.25% debentures and 0.75% debentures may, under certain circumstances at their option, convert the debentures into cash and, if applicable, shares of the Company’s class A common stock at the applicable conversion rate, at any time on or prior to maturity (see Note 10). Pursuant to EITF 90-19, “Convertible Bonds with Issuer Option to Settle for Cash upon Conversion” (“EITF 90-19”), the 1.25% debentures and 0.75% debentures are included in the calculation of diluted net income (loss) per share if their inclusion is dilutive under the treasury stock method.

The following is a summary of other outstanding anti-dilutive potential common stock:

	As of
(In thousands)	March 29, 2009	March 30, 2008
Stock options	2,089	17
Restricted stock units	332	412

Index

The following table presents the calculation of basic and diluted net income (loss) per share:

	Three Months Ended
(In thousands, except per share amounts)	March 29, 2009	March 30, 2008
Basic net income (loss) per share
Net income (loss)	$(4,786)	$11,999
Less: Undistributed earnings allocated to unvested restricted stock awards(1)	—	187
Net income (loss) available to common stockholders	$(4,786)	$11,812

Basic weighted-average common shares	83,749	78,965

Net income (loss) per share	$(0.06)	$0.15

Diluted net income (loss) per share
Net income (loss)	$(4,786)	$11,999
Less: Undistributed earnings allocated to unvested restricted stock awards(1)	—	178
Net income (loss) available to common stockholders	$(4,786)	$11,821

Basic weighted-average common shares	83,749	78,965
Effect of dilutive securities:
Stock options	—	3,038
Restricted stock units	—	39
1.25% debentures	—	960
Diluted weighted-average common shares	83,749	83,002

Net income (loss) per share	$(0.06)	$0.14

(1) Losses are not allocated to unvested restricted stock awards because such awards do not contain an obligation to participate in losses.

Beginning on September 15, 2008, the date on which Lehman Brothers International (Europe) Limited (“LBIE”) commenced administrative proceedings regarding the Lehman bankruptcy, approximately 2.9 million shares of class A common stock lent to LBIE in connection with the 1.25% debentures are included in basic weighted-average common shares. Basic weighted-average common shares exclude approximately 1.8 million shares of class A common stock lent to Credit Suisse International (“CSI”) in connection with the 0.75% debentures. If Credit Suisse Securities (USA) LLC (“Credit Suisse”) or its affiliates, including CSI, were to file bankruptcy or commence similar administrative, liquidating, restructuring or other proceedings, the Company may have to include approximately 1.8 million shares lent to CSI in basic weighted-average common shares.

For the three months ended March 29, 2009, the Company’s average stock price for the period did not exceed the conversion price for the senior convertible debentures. For the three months ended March 30, 2008, dilutive potential common shares includes approximately 1.0 million shares for the impact of the 1.25% debentures as the Company experienced a substantial increase in its common stock price during the first quarter of fiscal 2008 as compared to the conversion price pursuant to the terms of the 1.25% debentures. For the three months ended March 30, 2008, the Company’s average stock price for the period did not exceed the conversion price for the 0.75% debentures. Under the treasury stock method, the Company’s senior convertible debentures will generally have a dilutive impact on net income per share if the Company’s average stock price for the period exceeds the conversion price for the senior convertible debentures.

Note 15. STOCK-BASED COMPENSATION

The following table summarizes the consolidated stock-based compensation expense by line item in the Condensed Consolidated Statements of Operations:

	Three Months Ended
(In thousands)	March 29, 2009	March 30, 2008
Cost of systems revenue	$298	$2,511
Cost of components revenue	525	1,203
Research and development	1,431	811
Sales, general and administrative	7,229	9,983
Total stock-based compensation expense	$9,483	$14,508

Index

The following table summarizes the consolidated stock-based compensation expense, by type of awards:

	Three Months Ended
(In thousands)	March 29, 2009	March 30, 2008
Employee stock options	$1,028	$1,187
Restricted stock awards and units	10,513	7,901
Shares and options released from re-vesting restrictions	168	6,006
Change in stock-based compensation capitalized in inventory	(2,226)	(586)
Total stock-based compensation expense	$9,483	$14,508

In connection with its acquisition of PowerLight Corporation (now known as SP Systems) on January 10, 2007, the Company issued 1.1 million shares of its class A common stock and 0.5 million stock options to employees of SP Systems. The class A common stock and stock options were valued at $60.4 million and were subject to certain transfer restrictions and a repurchase option held by the Company. The Company recognized the expense as the re-vesting restrictions of these shares lapsed over the two-year period beginning on the date of acquisition. The value of shares released from such re-vesting restrictions is included in stock-based compensation expense in the table above.

The following table summarizes the Company’s stock option activities:

	Shares (in thousands)	Weighted- Average Exercise Price Per Share
Outstanding as of December 28, 2008	2,545	$8.96
Exercised	(118)	3.36
Forfeited	(24)	28.83
Outstanding as of March 29, 2009	2,403	9.03
Exercisable as of March 29, 2009	1,625	4.26

The following table summarizes the Company’s non-vested stock options and restricted stock activities thereafter:

	Stock Options		Restricted Stock Awards and Units
	Shares (in thousands)	Weighted- Average Exercise Price Per Share	Shares (in thousands)	Weighted- Average Grant Date Fair Value Per Share
Outstanding as of December 28, 2008	1,113	$14.82	1,604	$69.71
Granted	—	—	1,156	27.94
Vested(1)	(311)	3.28	(211)	63.40
Forfeited	(24)	28.83	(151)	70.83
Outstanding as of March 29, 2009	778	19.00	2,398	49.90

(1)	Restricted stock awards and units vested include shares withheld on behalf of employees to satisfy the minimum statutory tax withholding requirements.

Index

Note 16. SEGMENT AND GEOGRAPHICAL INFORMATION

The Chief Operating Decision Maker (“CODM”), as defined by SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information” (“SFAS No. 131”), is the Company’s Chief Executive Officer. The CODM assesses the performance of the Systems Segment and Components Segment using information about their revenue and gross margin. The following tables present revenue by geography and segment, gross margin by segment and revenue by significant customer. Revenue is based on the destination of the shipments.

	Three Months Ended
	March 29, 2009	March 30, 2008
Revenue by geography:
United States	61%	21%
Europe:
Spain	4	52
Italy	15	3
Germany	11	8
Other	5	4
Rest of world	4	12
	100%	100%
Revenue by segment:
Systems	50%	65%
Components	50	35
	100%	100%
Gross margin by segment:
Systems	17%	20%
Components	28%	19%

		Three Months Ended
		March 29, 2009	March 30, 2008
Significant Customers	Business Segment
Florida Power & Light Company (“FPL”)	Systems	26%	—%
Sedwick Corporate, S.L.	Systems	*	30%
Naturener Group	Systems	*	13%

*           denotes less than 10% during the period

Note 17. SUBSEQUENT EVENTS

Acquisition of Tilt Solar, LLC (“Tilt Solar”)

On April 14, 2009, the Company completed the acquisition of Tilt Solar, a California limited liability company, pursuant to a Membership Interest Purchase Agreement, dated as of April 14, 2009, by and among the selling stockholders and the Company. The acquisition of Tilt Solar was not material to the Company’s financial position or results of operations.

Term Loan with the Union Bank, N.A. (“Union Bank”)

On April 17, 2009, the Company entered into a loan agreement with Union Bank under which the Company borrowed $30.0 million for three years at an interest rate of LIBOR plus 2%. The loan is to be repaid in eight equal quarterly installments commencing June 30, 2010. Unless and until the Company has granted to Union Bank a security interest in cash collateral not less than 105% of the outstanding principal amount of the loan, the Company will maintain a depository account with Union Bank holding a predetermined amount of funds. During the first year of the loan, such account is required to hold at all times a balance equal to the aggregate sum of $10.0 million plus interest due and payable during the following 12 months, calculated monthly on a rolling basis. During the second and third years of the loan, such account is required to hold at all times a balance equal to the aggregate payments due and payable with respect to principal and interest during the following 12 months, calculated monthly on a rolling basis. In connection with the loan agreement, the Company entered into a security agreement with Union Bank, which will grant a security interest in the deposit account in favor of Union Bank on April 1, 2010 if, prior to then, all of the Company’s 0.75% debentures have not been converted or exchanged in a manner satisfactory to Union Bank. SunPower North America, LLC and SP Systems, both wholly-owned subsidiaries of the Company, have each guaranteed up to $30.0 million of the Company’s obligations under the loan agreement. The agreements include certain representations, covenants, and events of default customary for financing transactions of this type.

Index

Supply Agreement with FPL Group Inc. ("FPL Group")

    On April 21, 2009, SP Systems, a wholly-owned subsidiary of the Company, entered into a Photovoltaic Equipment Master Supply Agreement with FPL Group, an affiliate of FPL. The supply agreement sets forth the material terms and conditions pursuant to which SP Systems may sell to FPL Group solar panels and photovoltaic tracking and support structure equipment from 2010 through 2012 for use in solar projects of FPL Group or its affiliates.

    Pursuant to the supply agreement, SP Systems guarantees delivery over such three year period of up to 100 megawatts (“MWAC ”) annually as a base commitment, and up to an additional 100 MWAC annually to the extent FPL Group exercises options to acquire such additional quantities. The parties may elect to satisfy SP Systems' quantity commitments as part of its provision of engineering, procurement and construction services in future FPL Group solar projects.

   The supply agreement provides FPL Group the right to reduce or terminate its obligations with respect to the base commitment, which under certain, but not all, circumstances will result in an early termination payment. In addition, FPL Group’s purchase obligations are conditioned upon the State of Florida promulgating laws and the State of Florida Public Service Commission promulgating regulations, by no later than September 30, 2009 (or such later date as agreed by FPL Group and SP Systems), that allow FPL Group’s utility affiliate to build, own and operate, and receive cost recovery for, photovoltaic solar electric generation facilities that would enable FPL Group to satisfy the base commitment for each year. If such condition is not satisfied by the purchase condition date, then FPL Group shall have the right to reduce or eliminate the base commitment.

4.75% Convertible Debenture Issuance

On April 28, 2009, the Company entered into an underwriting agreement (the “Debenture Underwriting Agreement”) with Deutsche Bank Securities Inc. (“Deutsche Bank”) and Credit Suisse, as representatives of several underwriters (collectively, the “Debenture Underwriters”), providing for the offer and sale by the Company of $200.0 million principal amount of 4.75% senior convertible debentures due 2014 (the “4.75% debentures”), with an option in favor of the Debenture Underwriters for the purchase of up to an additional $30.0 million principal amount of the 4.75% debentures in certain circumstances, which option was exercised by the Debenture Underwriters in full on April 29, 2009. The 4.75% debentures were issued under an indenture, dated February 7, 2007 (the “Base Indenture”), between the Company and Wells Fargo, as trustee (the “Trustee”), as supplemented by a third supplemental indenture (the “Supplemental Indenture” and, together with the Base Indenture, the “Indenture”), which was executed by the Company and the Trustee on May 4, 2009. The Indenture provides, among other things, that the 4.75% debentures are senior unsecured obligations of the Company, ranking equally with all existing and future senior unsecured indebtedness of the Company. The 4.75% debentures are effectively subordinated to the Company’s secured indebtedness to the extent of the value of the related collateral and structurally subordinated to indebtedness and other liabilities of the Company’s subsidiaries. The 4.75% debentures do not contain any covenants or sinking fund requirements. Net proceeds received from the issuance of $230.0 million principal amount of the 4.75% debentures, before payment of the cost of the convertible debenture hedge transactions described below, were $225.0 million which closed on May 4, 2009.

Interest is payable on the 4.75% debentures on April 15 and October 15 of each year, beginning on October 15, 2009. The 4.75% debentures are initially convertible into shares of the Company’s class A common stock at a conversion price equal to $26.40 per $1,000 principal amount of 4.75% debentures, which represents a premium of 20% over the price of the Company’s class A common stock in the concurrent equity offering. The applicable conversion rate may adjust in certain circumstances, including upon a fundamental change (defined in the Supplemental Indenture). If not earlier converted, the 4.75% debentures mature on April 15, 2014. Holders may also require the Company to repurchase all or a portion of their 4.75% debentures upon a fundamental change at a cash repurchase price equal to 100% of the principal amount plus accrued and unpaid interest. In the event of certain events of default (defined in the Indenture), such as the Company’s failure to make certain payments or perform or observe certain obligations thereunder, the Trustee or holders of a specified amount of then-outstanding 4.75% debentures will have the right to declare all amounts then outstanding due and payable.

Common Stock Issuance

Also on April 28, 2009, the Company entered into an underwriting agreement (the “Equity Underwriting Agreement”) with Credit Suisse and Deutsche Bank, as representatives of several underwriters (collectively, the “Equity Underwriters”), providing for the offer and sale by the Company of 9.0 million shares of its class A common stock at a price of $22.00 per share. The Company also granted to the Equity Underwriters an option to purchase up to an additional 1.35 million shares of its class A common stock in certain circumstances, which such option was exercised by the Equity Underwriters in full on April 29, 2009. The sale of 10.35 million shares of the Company’s class A common stock pursuant to the Equity Underwriting Agreement closed on May 4, 2009 and generated net proceeds of $218.9 million.

Option and Warrant Issuance

Concurrently with entering into the Debenture Underwriting Agreement, the Company entered into certain convertible debenture hedge transactions with respect to the Company’s class A common stock (the “purchased options”), with affiliates of certain of the Debenture Underwriters referred to above. The purchased options cover, subject to antidilution adjustments substantially identical to those in the 4.75% debentures, up to approximately 8.7 million shares of the Company’s class A common stock. The purchased options are intended to reduce the potential dilution upon conversion of the 4.75% debentures in the event that the market price per share of the Company’s class A common stock, as measured under the 4.75% debentures, at the time of exercise is greater than the conversion price of the 4.75% debentures. The purchased options will be settled on a net share basis. Each convertible debenture hedge transaction is a separate transaction, entered into by the Company with each option counter-party, and is not part of the terms of the 4.75% debentures. The Company paid aggregate consideration of $97.3 million for the purchased options upon the closing of the purchased option transaction on May 4, 2009.

Index

Separately and concurrently with entering into the Debenture Underwriting Agreement, on April 28, 2009 the Company also entered into certain warrant transactions whereby the Company agreed to sell to affiliates of certain of the Debenture Underwriters warrants (the “Warrants”) to acquire, subject to anti-dilution adjustments, up to approximately 8.7 million shares of the Company’s class A common stock. The Warrants will expire in 2014. If the market price per share of the Company’s class A common stock, as measured under the Warrants, exceeds the strike price of the Warrants, the Warrants will have a dilutive effect on the Company’s earnings per share. Each warrant transaction is a separate transaction, entered into by the Company with each option counter-party, and is not part of the terms of the 4.75% debentures. Holders of the 4.75% debentures will not have any rights with respect to the Warrants. The Warrants were sold for aggregate cash consideration of approximately $71.0 million upon the closing of the sale of the Warrants on May 4, 2009. The exercise price of the Warrants is $38.50 per share of the Company’s class A common stock, subject to adjustment for customary anti-dilution and other events.

    The purchase options and Warrants transactions described above create a call spread overlay with respect to the 4.75% debentures. Assuming full performance by the counter-parties, the transactions effectively increase the conversion premium of the 4.75% debentures from 20% over the price of the Company’s class A common stock in the concurrent equity offering to 75%, or $38.50. The net cost of the purchase options and Warrants transactions for the call spread overlay was $26.3 million.

Index

Item 2.                       Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are statements that do not represent historical facts and may be based on underlying assumptions. We use words such as “may,” “will,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential” and “continue” to identify forward-looking statements in this Quarterly Report on Form 10-Q including our plans and expectations regarding future financial results, operating results, business strategies, projected costs, products, competitive positions, management’s plans and objectives for future operations, our ability to obtain financing and industry trends. Such forward-looking statements are based on information available to us as of the date of this Quarterly Report on Form 10-Q and involve a number of risks and uncertainties, some beyond our control, that could cause actual results to differ materially from those anticipated by these forward-looking statements. Please see “PART II. OTHER INFORMATION, Item 1A: Risk Factors” and our other filings with the Securities and Exchange Commission, including our Annual Report on Form 10-K for the year ended December 28, 2008, for additional information on risks and uncertainties that could cause actual results to differ. These forward-looking statements should not be relied upon as representing our views as of any subsequent date, and we are under no obligation to, and expressly disclaim any responsibility to, update or alter our forward-looking statements, whether as a result of new information, future events or otherwise.

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

Business

We are a vertically integrated solar products and services company that designs, manufactures and markets high-performance solar electric power technologies. Our solar cells and solar panels are manufactured using proprietary processes, and our technologies are based on more than 15 years of research and development. Of all the solar cells available for the mass market, we believe our solar cells have the highest conversion efficiency, a measurement of the amount of sunlight converted by the solar cell into electricity. Our solar power products are sold through our components and systems business segments.

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

We manufacture our solar cells at our two facilities in the Philippines, and are developing a third solar cell manufacturing facility in Malaysia. Almost all of our solar cells are then combined into solar panels at our solar panel assembly facility located in the Philippines. Our solar panels are also manufactured for us by third-party subcontractors.

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

We have solar power system projects completed or in the process of being completed in various countries including Germany, Italy, Portugal, South Korea, Spain and the United States of America, or the United States or U.S. We sell distributed rooftop and ground-mounted solar power systems as well as central-station power plants. In the United States, distributed solar power systems are typically rated at more than 500 kilowatts of capacity to provide a supplemental, distributed source of electricity for a customer’s facility. Many customers choose to purchase solar electricity under a power purchase agreement with a financing company which buys the system from us. In Europe, our products and systems are typically purchased by a financing company and operated as a central-station solar power plant. These power plants are rated with capacities of approximately one to twenty megawatts, and generate electricity for sale under tariff to private and public utilities.

In 2008, we began serving the utility market in the United States, as regulated utilities began seeking cost-effective renewable energy to meet governmental renewable portfolio standard requirements. We believe we are well positioned for long-term success, despite difficult near-term conditions, with our substantial backlog for utility scale pipeline. Examples include an agreement with Pacific Gas and Electric Company, or PG&E, to build a 210 megawatt (MWAC) solar power plant in California from 2010 to 2012, an agreement with FPL Group Inc., or FPL Group, to supply solar panels and photovoltaic tracking and support structure equipment of 300 to 600 MWAC from 2010 to 2012, an agreement with Florida Power & Light Company, or FPL, to build two solar photovoltaic power plants totaling 35 MWAC in Florida from 2009 to 2010, an agreement with Xcel Energy Inc, or Xcel, to build a 17 MWAC solar power plant in Colorado in 2010, and another agreement with Exelon Corporation, or Exelon, to build a 8 MWAC solar power plant in Chicago in 2009. While we have contracts for these projects, there are substantial additional events, including obtaining financing and proper governmental permits, which must occur in order for the projects to move forward.

We manufacture certain of our solar power system products at our manufacturing facilities in Richmond, California and at other facilities located close to our customers. Some of our solar power system products are also manufactured for us by third-party suppliers.

Restructuring Costs

In response to deteriorating economic conditions, we reduced our global workforce of regular employees by approximately 60 positions in the first quarter of fiscal 2009 in order to reduce our annual operating expenses. The restructuring actions included charges of $1.2 million incurred in the first quarter of fiscal 2009 for other severance, benefits and related costs. Restructuring accruals totaled $0.2 million as of March 29, 2009 and is recorded in “Accrued liabilities” in the Condensed Consolidated Balance Sheets and represents estimated future cash outlays primarily related to severance expected to be paid within the second quarter of fiscal 2009. The restructuring, along with other cost-reduction strategies, is expected to reduce the Company’s 2009 operating budget by approximately $50 million. See Note 7 of Notes to our Condensed Consolidated Financial Statements.

Accounting Changes and Recent Accounting Pronouncements

For a description of accounting changes and recent accounting pronouncements, including the expected dates of adoption and estimated effects, if any, in our Condensed Consolidated Financial Statements, see Note 1 of Notes to our Condensed Consolidated Financial Statements.

Results of Operations for the Three Months Ended March 29, 2009 and March 30, 2008

Revenue

	Three Months Ended
(Dollars in thousands)	March 29, 2009	March 30, 2008
Systems	$106,097	$178,851
Components	107,690	94,850
Total revenue	$213,787	$273,701

Index

Total Revenue:  During the three months ended March 29, 2009 and March 30, 2008, our total revenue was $213.8 million and $273.7 million, respectively, a decrease of 22%. The decrease in our total revenue during the three months ended March 29, 2009 compared to the same period in 2008 is attributable to prolonged winter conditions in Europe, the difficult economic and credit environment domestically, and delayed purchasing decisions by many of our customers. Revenue earned in the three months ended March 30, 2008 resulted from ongoing construction of several large-scale solar power plants in Spain and high demand for our solar cells and solar panels. We had twelve and seven solar cell manufacturing lines in our two facilities as of March 29, 2009 and March 30, 2008, respectively, with a total rated manufacturing capacity of 414 megawatts and 214 megawatts, respectively, per year. During the three months ended March 29, 2009 and March 30, 2008, our two solar cell manufacturing facilities produced 93.7 megawatts and 38.5 megawatts, respectively.

Sales outside the United States represented approximately 39% and 79% of our total revenue for the three months ended March 29, 2009 and March 30, 2008, respectively, representing a shift in the geography of the construction of system projects from Europe to the United States, particularly with the ongoing construction of a 25 megawatt solar power plant for FPL in Desoto County, Florida.

Concentrations: We have three customers that each accounted for more than 10 percent of our total revenue in one of the three months ended March 29, 2009 and March 30, 2008 as follows:

		Three Months Ended
		March 29, 2009	March 30, 2008
Significant customers	Business Segment
FPL	Systems	26%	—%
Sedwick Corporate, S.L.	Systems	*	30%
Naturener Group	Systems	*	13%

*           denotes less than 10% during the period

We generate revenue from two business segments, as follows:

Systems Segment Revenue: Our systems revenue for the three months ended March 29, 2009 and March 30, 2008 was $106.1 million and $178.9 million, respectively, which accounted for 50% and 65%, respectively, of our total revenue. During the three months ended March 29, 2009, our systems revenue decreased 41% as compared to revenue earned in the three months ended March 30, 2008, due to the difficult economic conditions resulting in near-term challenges in financing system projects. In the three months ended March 30, 2008, our Systems Segment benefited from strong power plant scale demand in Europe, primarily in Spain, before the expiration of a pre-existing feed-in tariff in September 2008.

FPL was a significant customer to the Systems Segment during the three months ended March 29, 2009 due to the ongoing construction of a 25 megawatt solar power plant in Desoto County, Florida. Sedwick Corporate, S.L. and Naturener Group were significant customers to the Systems Segment during the three months ended March 30, 2008 due to the ongoing construction of several large-scale solar power plants in Spain. FPL, Sedwick Corporate, S.L. and Naturener Group purchased systems from us as central-station power plants which generate electricity for sale to commercial customers and under tariff to regional and public utilities customers. In the three months ended March 29, 2009 and March 30, 2008, approximately 36% and 46%, respectively, of our total revenue was derived from such sales of systems to financing companies that engage in power purchase agreements with end-users of electricity.

Our systems revenue is largely dependent on the timing of revenue recognition on large construction projects and, accordingly, will fluctuate from period to period. Systems revenue represents sales of engineering, procurement and construction, or EPC, projects and other services relating to solar electric power systems that integrate our solar panels and balance of systems components, as well as materials sourced from other manufacturers. In the United States, where customers often utilize rebate and tax credit programs in connection with projects rated one megawatt or less of capacity, we typically sell solar systems rated up to one megawatt of capacity to provide a supplemental, distributed source of electricity for a customer’s facility. In Europe, our systems are often purchased by third-party investors as central-station solar power plants, typically rated from one to twenty megawatts, which generate electricity for sale under tariff to regional and public utilities. We also sell our solar systems under materials-only sales contracts in the United States, Europe and Asia. The balance of our systems revenue are generally derived from sales to new home builders for residential applications and maintenance revenue from servicing installed solar systems. We expect the current credit market conditions to continue through at least the first half of fiscal 2009, negatively affecting our ability to finance systems projects. We expect the U.S. utility and power plant market demand for renewable energy to grow over 50% annually over the next five years.

Components Segment Revenue:  Components revenue for the three months ended March 29, 2009 and March 30, 2008 was $107.7 million and $94.8 million, respectively, or 50% and 35%, respectively, of our total revenue. During the three months ended March 29, 2009, our components revenue increased 15% as compared to revenue earned in the three months ended March 30, 2008, primarily due to growing demand for our solar power products in Italy. However, components revenue in the three months ended March 29, 2009 was lower than our internal forecast due to a long winter season in Europe, primarily in Germany, and challenging business conditions due to the uncertain economic environment and tight credit conditions which negatively influenced overall demand and timing of customers’ buying decisions. In the three months ended March 30, 2008, our Components Segment benefited from strong demand in the residential and small commercial roof-top markets through our dealer network in both Europe and the United States.

    Our components revenue represents sales of our solar cells, solar panels and inverters to solar systems installers and other resellers. Factors affecting our components revenue include unit volumes of solar cells and solar panels produced and shipped, average selling prices, product mix, product demand and the percentage of our construction projects sourced with SunPower solar panels sold through our Systems Segment which reduces the inventory available to sell through our Components Segment. As we ramped production beginning in the fourth quarter of fiscal 2004, we have experienced quarter-over-quarter unit volume increases in shipments of our solar power products, until the first quarter of fiscal 2009, when unit volume of shipments for our solar power products decreased due to the challenging business conditions described above. From fiscal 2005 through 2008, we also experienced increases in blended average selling prices for our solar power products primarily due to the strength of end-market demand and favorable currency exchange rates. In the three months ended March 29, 2009, blended average selling prices for our solar power products decreased less than 10% from the fourth quarter in fiscal 2008 mainly due to unfavorable currency exchange rates of Euro-denominated revenue as well as the decrease in our average selling prices in transactions denominated in Euro due to competing market drivers and unprecedented price pressure. Over the next several years, we expect average selling prices for our solar power products to decline as the market becomes more competitive, as financial incentives for solar power decline as typically planned by local, state, and national policy programs designed to accelerate solar power adoption, as certain products mature and as manufacturers are able to lower their manufacturing costs and pass on some of the savings to their customers.

Index

Cost of Revenue

Details to cost of revenue by segment:

	Three Months Ended
	Systems		Components		Consolidated
(Dollars in thousands)	March 29, 2009	March 30, 2008	March 29, 2009	March 30, 2008	March 29, 2009	March 30, 2008
Amortization of intangible assets	$1,841	$2,168	$952	$1,044	$2,793	$3,212
Stock-based compensation	298	2,511	525	1,203	823	3,714
Impairment of long-lived assets	—	1,343	—	4,146	—	5,489
Non-cash interest expense	230	36	270	52	500	88
Factory pre-operating costs	236	267	355	386	591	653
Restructuring charges	179	—	28	—	207	—
Materials and other cost of revenue	85,567	136,939	75,558	70,411	161,125	207,350
Total cost of revenue	$88,351	$143,264	$77,688	$77,242	$166,039	$220,506
Total cost of revenue as a percentage of revenue	83%	80%	72%	81%	78%	81%
Total gross margin percentage	17%	20%	28%	19%	22%	19%

Total Cost of Revenue:  During the three months ended March 29, 2009 and March 30, 2008, our total cost of revenue was $166.0 million and $220.5 million, respectively, which represents a decrease of 25%. The decrease in total cost of revenue corresponds with the decrease of 22% in total revenue during the three months ended March 29, 2009 compared to the same period in 2008. As a percentage of total revenue, our total cost of revenue decreased to 78% in the three months ended March 29, 2009 compared to 81% in the three months ended March 30, 2008. This decrease in total cost of revenue as a percentage of total revenue is reflective of (i) decreased costs of polysilicon beginning in the second quarter of fiscal 2008; (ii) improved manufacturing economies of scale associated with markedly higher production volume; (iii) reduced expenses associated with the amortization of intangible assets and stock-based compensation; and (iv) one-time asset impairment charges of $5.5 million in the first quarter of fiscal 2008 relating to the wind down of our imaging detector product line and for the write-down of certain solar product manufacturing equipment which became obsolete due to new processes (the costs associated with the $3.3 million write-down of certain solar product manufacturing equipment was recovered from the vendor in the third quarter of fiscal 2008). This decrease in total cost of revenue as a percentage of total revenue was partially offset by restructuring charges of $0.2 million in the first quarter of fiscal 2009 and higher amortization of capitalized non-cash interest expense associated with the adoption of Financial Accounting Standards Board, or FASB, Staff Position, or FSP, Accounting Principles Board, or APB, 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement),” or FSP APB 14-1 (See Note 1 and 3 of Notes to our Condensed Consolidated Financial Statements).

Systems Segment Cost of Revenue: Our cost of systems revenue consists primarily of solar panels, mounting systems, inverters and subcontractor costs. The cost of solar panels is the single largest cost element in our cost of systems revenue. Our Systems Segment sourced approximately 97% and 38% of its solar panel installations with SunPower solar panels in the three months ended March 29, 2009 and March 30, 2008, respectively. Our Systems Segment generally experiences higher gross margin on construction projects that utilize SunPower solar panels compared to construction projects that utilize solar panels purchased from third-parties.

Our cost of systems revenue will also fluctuate from period to period due to the mix of projects completed and recognized as revenue, in particular between large projects and large commercial installation projects. Our gross margin each quarter is affected by a number of factors, including the types of projects in process, the gross margins estimated for those projects in progress and the actual system group department overhead costs. Historically, revenue from materials-only sales contracts generate a higher gross margin percentage for our Systems Segment than revenue generated from turnkey contracts which generate higher revenue per watt from providing both materials as well as EPC management services.

Almost all of our Systems Segment construction contracts are fixed price contracts. However, we have in several instances obtained change orders that reimburse us for additional unexpected costs due to various reasons. The Systems Segment also has long-term agreements for solar cell and solar panel purchases with several major solar panel manufacturers, some with liquidated damages and/or take-or-pay arrangements. An increase in project costs, including solar panel, inverter and subcontractor costs, over the term of a construction contract could have a negative impact on our Systems Segment’s overall gross margin. Our Systems Segment's gross margin may also be impacted by provisions for inventory reserves. We are seeking to improve gross margin over time as we implement cost reduction efforts, improve manufacturing processes, and seek better and less expensive materials globally, as we grow the business to attain economies of scale on fixed costs. Any increase in gross margin based on these items, however, could be partially or completely offset by increased raw material costs or our inability to increase revenue in line with expectations, and other competitive pressures on gross margin.

Systems Segment Gross Margin: Gross margin was $17.7 million and $35.6 million for the three months ended March 29, 2009 and March 30, 2008, respectively, or 17% and 20%, respectively, of systems revenue. Gross margin decreased due to lower average selling prices for our solar power systems and system group department overhead costs incurred that are fixed in nature when systems revenue decreased 41% in the three months ended March 29, 2009 as compared to the same period in 2008.

Components Segment Cost of Revenue: Our cost of components revenue consists primarily of silicon ingots and wafers used in the production of solar cells, along with other materials such as chemicals and gases that are needed to transform silicon wafers into solar cells. For our solar panels, our cost of revenue includes the cost of solar cells and raw materials such as glass, frame, backing and other materials, as well as the assembly costs we pay to our third-party subcontractor in China. Our Components Segment’s gross margin each quarter is affected by a number of factors, including average selling prices for our solar power products, our product mix, our actual manufacturing costs and the utilization rate of our solar cell manufacturing facilities.

Index
From time to time, we enter into agreements whereby the selling price for certain of our solar power products is fixed over a defined period. An increase in our manufacturing costs over such a defined period could have a negative impact on our overall gross margin. Our gross margin may also be impacted by fluctuations in manufacturing yield rates and certain adjustments for inventory reserves. We expect our gross margin to increase over time as we improve our manufacturing processes and as we grow our business and leverage certain of our fixed costs. An expected increase in gross margin based on manufacturing efficiencies, however, could be partially or completely offset by increased raw material costs or decreased revenue due to lower average selling prices.

Components Segment Gross Margin: Gross margin was $30.0 million and $17.6 million for the three months ended March 29, 2009 and March 30, 2008, respectively, or 28% and 19%, respectively, of components revenue. Gross margin increased due to higher average solar cell conversion efficiency and better silicon utilization, continued reduction in silicon costs and higher volume, partially offset by lower average selling prices for our solar power products.

Other Cost of Revenue Factors:  Other factors contributing to cost of revenue include amortization of intangible assets, stock-based compensation, depreciation, provisions for estimated warranty, salaries, personnel-related costs, freight, royalties, facilities expenses and manufacturing supplies associated with contracting revenue and solar cell fabrication as well as factory pre-operating costs associated with our second solar cell manufacturing facility, or FAB2, and our solar panel assembly facility. Such pre-operating costs included compensation and training costs for factory workers as well as utilities and consumable materials associated with preproduction activities. Additionally, within our own solar panel assembly facility in the Philippines we incur personnel-related costs, depreciation, utilities and other occupancy costs. From fiscal 2005 through 2008, demand for our solar power products was robust and our production output increased allowing us to spread a significant amount of our fixed costs over relatively high production volume, thereby reducing our per unit fixed cost. During the first quarter of fiscal 2009, we responded to the oversupply of solar power products in the market by temporarily reducing manufacturing output to better match the current demand environment.

    We currently operate 12 solar cell manufacturing lines in our two solar cell manufacturing facilities, with a total rated manufacturing capacity of 414 megawatts per year. By the end of 2009, we plan to operate 16 solar cell manufacturing lines with an aggregate manufacturing capacity of 574 megawatts per year. We plan to begin production in 2010 on the first line of our planned third solar cell manufacturing facility, or FAB3, which will be constructed in Malaysia. FAB3 will be constructed in two phases, with an aggregate manufacturing capacity of more than 500 megawatts per year after the completion of the first phase, and an expected aggregate manufacturing capacity of more than 1 gigawatt per year when the second phase is completed. In addition, we operate both internal and outsourced solar panel manufacturing operations in order to meet volume requirements. As we build additional manufacturing lines or facilities, our fixed costs will increase, and the overall utilization rate of our solar cell manufacturing and solar panel assembly facilities could decline, which could negatively impact our gross margin. This decline may continue until a line’s manufacturing output reaches its rated practical capacity.

Research and Development

	Three Months Ended
(Dollars in thousands)	March 29, 2009	March 30, 2008
Research and development	$7,964	$4,642
As a percentage of revenue	4%	2%

During the three months ended March 29, 2009 and March 30, 2008, our research and development expense was $8.0 million and $4.6 million, respectively, which represents an increase of 72%. Research and development expense consists primarily of salaries and related personnel costs, depreciation and the cost of solar cell and solar panel materials and services used for the development of products, including experiment and testing. The increase in spending during the three months ended March 29, 2009 compared to the same period in fiscal 2008 resulted primarily from: (i) increases in salaries, benefits and stock-based compensation costs as a result of increased headcount; and (ii) costs related to the improvement of our current generation solar cell manufacturing technology, development of our third generation of solar cells, development of next generation solar panels, development of next generation trackers and rooftop systems, and development of systems performance monitoring products. These increases were partially offset by grants and cost reimbursements received from various government entities in the United States.

Research and development expense is reported net of any funding received under contracts with governmental agencies because such contracts are considered collaborative arrangements. These awards are typically structured such that only direct costs, research and development overhead, procurement overhead and general and administrative expenses that satisfy government accounting regulations are reimbursed. In addition, our government awards from state agencies will usually require us to pay to the granting governmental agency certain royalties based on sales of products developed with grant funding or economic benefit derived from incremental improvements funded. Royalties paid to governmental agencies will be charged to the cost of goods sold. Our funding from government contracts offset our research and development expense by approximately $1.8 million and $1.7 million in the three months ended March 29, 2009 and March 30, 2008, respectively.

As a percentage of total revenue, research and development expense totaled 4% and 2% in the three months ended March 29, 2009 and March 30, 2008, respectively, because we invested more in research and development during the three months ended March 29, 2009 when our revenue was lower as compared to revenue earned in the same period of 2008. We will continue to invest in research and development to produce leading technology that will deliver a competitively priced class of energy to our customers.

Sales, General and Administrative

	Three Months Ended
(Dollars in thousands)	March 29, 2009	March 30, 2008
Sales, general and administrative	$42,283	$33,858
As a percentage of revenue	20%	12%

During the three months ended March 29, 2009 and March 30, 2008, our sales, general and administrative expense, or SG&A expense, was $42.3 million and $33.9 million, respectively, which represents an increase of 25%. SG&A expense for our business consists primarily of salaries and related personnel costs, professional fees, insurance and other selling and marketing expenses. The increase in our SG&A expense during the three months ended March 29, 2009 compared to the same period of fiscal 2008 resulted primarily from higher spending in all areas of sales, marketing, finance and information technology to support the growth of our business, particularly (i) sales and marketing spending to expand our dealer network with nearly 500 dealers worldwide; (ii) outside professional fees for legal and accounting services; (iii) increased headcount and payroll related expenses; and (iv) restructuring charges of $0.9 million. During the three months ended March 29, 2009 and March 30, 2008, stock-based compensation included in our SG&A expense was approximately $7.2 million and $10.0 million, respectively.

As a percentage of revenue, SG&A expense increased to 20% in the three months ended March 29, 2009 from 12% in the three months ended March 30, 2008, because certain expenses increased during the three months ended March 29, 2009 when our revenue was lower as compared to revenue earned in the same period of 2008. We have implemented a new cost-reduction strategy to manage operating costs in the future more effectively, and as a result, we have identified and reduced more than $50 million from our 2009 operating budget.

Other Income (Expense), Net

	Three Months Ended
(Dollars in thousands)	March 29, 2009	March 30, 2008
Interest income	$1,184	$4,147
As a percentage of revenue	1%	2%
Interest expense	$6,121	$6,297
As a percentage of revenue	3%	2%
Other, net	$(7,157)	$715
As a percentage of revenue	3%	—%

Index

Interest income represents interest income earned on our cash, cash equivalents, restricted cash, restricted cash equivalents, available-for-sale securities and a note receivable. The decrease in interest income of 71% in the three months ended March 29, 2009 as compared to the same period in fiscal 2008 resulted from lower cash holdings related to capital expenditures for our manufacturing capacity expansion.

Interest expense during the three months ended March 29, 2009 relates to borrowings under our senior convertible debentures, the facility agreement with the Malaysian Government and customer advance payments. Interest expense during the three months ended March 30, 2008 relates to borrowings under our senior convertible debentures and customer advance payments. Non-cash interest expense related to the adoption of FSP APB 14-1 was $4.5 million and $4.3 million in the three months ended March 29, 2009 and March 30, 2008, respectively (See Note 1 and 10 of Notes to our Condensed Consolidated Financial Statements). The decrease in interest expense of 3% in the three months ended March 29, 2009 as compared to the same period in fiscal 2008 is due to higher capitalized interest of $2.5 million in the three months ended March 29, 2009 as compared to $1.5 million in the same period of 2008, partially offset by interest on borrowings totaling Malaysian Ringgit 375.0 million (approximately $103.9 million) under the facility agreement with the Malaysian Government. Our debt was used to fund our capital expenditures for our manufacturing capacity expansion.

The following table summarizes the components of other, net:

	Three Months Ended
(In thousands)	March 29, 2009	March 30, 2008
Gain (loss) on derivatives and foreign exchange	$(5,778)	$756
Impairment of investments	(1,318)	—
Other income (expense), net	(61)	(41)
Total other, net	$(7,157)	$715

Other, net expenses during the three months ended March 29, 2009 consists primarily of losses totaling $2.0 million from expensing the time value of option contracts and forward points on forward exchange contracts, losses totaling $3.8 million on derivatives and foreign exchange largely due to the volatility in the current markets and impairment charges for certain money market funds and auction rate securities. Other, net income during the three months ended March 30, 2008 consists primarily of gains on derivatives and foreign exchange. See Note 5 and 12 of Notes to our Condensed Consolidated Financial Statements.

Income Taxes

	Three Months Ended
(Dollars in thousands)	March 29, 2009	March 30, 2008
Income tax provision (benefit)	$(8,562)	$1,805
As a percentage of revenue	4%	1%

In the three months ended March 29, 2009, our effective rate of income tax benefit of 58.7% was primarily due to domestic and foreign income losses in certain jurisdictions, nondeductible amortization of purchased intangible assets and discrete stock option deductions. Our tax provision for the three months ended March 30, 2008 of 13.6% was primarily attributable to domestic and foreign income taxes in certain jurisdictions where our operations are profitable, net of the consumption of non-stock net operating loss carryforwards. As a result of our adoption of FSP APB 14-1, the tax provision during the first quarter of fiscal 2008 was retroactively adjusted from 28.3% to 13.6%. Our interim period tax provision is estimated based on the expected annual worldwide tax rate and takes into account the tax effect of discrete items. See Note 13 of Notes to our Condensed Consolidated Financial Statements.

Deferred tax assets and liabilities are recognized for temporary differences between financial statement and income tax bases of assets and liabilities. We have recorded a valuation allowance to the extent our net deferred tax asset exceeded our net deferred tax liability except for the items contained in other comprehensive income. We have provided a valuation allowance on our deferred tax assets in the U.S., consisting primarily of net operating loss carryforwards and credits, because of the uncertainty of their realizability. We expect it is more likely than not that we will not realize our net deferred tax assets as of March 29, 2009. In assessing the need for a valuation allowance, we consider historical levels of income, expectations and risks associated with the estimates of future taxable income and ongoing prudent and feasible tax planning strategies.

 Equity in earnings of unconsolidated investees

	Three Months Ended
(Dollars in thousands)	March 29, 2009	March 30, 2008
Equity in earnings of unconsolidated investees, net of taxes	$1,245	$544
As a percentage of revenue	1%	0%

Index

In fiscal 2006, we formed Woongjin Energy Co., Ltd, or Woongjin Energy, a joint venture located in South Korea, to manufacture monocrystalline silicon ingots. In addition, in fiscal 2007, we formed First Philec Solar Corporation, or First Philec Solar, a joint venture located in the Philippines, to provide wafer slicing services of silicon ingots. We account for these investments under APB Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock,” or the equity method, in which the equity investments are classified as “Other long-term assets” in the Condensed Consolidated Balance Sheets and our share of the investees’ earnings is included in “Equity in earnings of unconsolidated investees” in the Condensed Consolidated Statements of Operations.

During the three months ended March 29, 2009 and March 30, 2008, our equity in earnings of unconsolidated investees were gains of $1.2 million and $0.5 million, respectively. Our share of Woongjin Energy’s income totaled $1.3 million in the three months ended March 29, 2009 as compared to $0.5 million in the three months ended March 30, 2008 due to 1) increases in production since Woongjin Energy began manufacturing in the third quarter of fiscal 2007; and 2) our equity investment increased from 27.4% as of March 30, 2008 to 40% as of March 29, 2009. First Philec Solar became operational in the second quarter of fiscal 2008 and our share of the joint venture’s loss totaled $0.1 million in the three months ended March 29, 2009. See Note 9 of Notes to our Condensed Consolidated Financial Statements.

Liquidity and Capital Resources

 Cash Flows

A summary of the sources and uses of cash and cash equivalents is as follows:

	Three Months Ended
(In thousands)	March 29, 2009	March 30, 2008
Net cash used in operating activities	$(53,125)	$(69,361)
Net cash used in investing activities	(43,109)	(92,313)
Net cash provided by financing activities	49,269	2,165

Operating Activities

Net cash used in operating activities of $53.1 million in the three months ended March 29, 2009 was primarily the result of an increase in inventory of $95.9 million, a decrease in accounts payable and other accrued liabilities of $27.2 million due to the elimination or delay of costs from our internal expenditure plan until the business climate and overall demand for our solar power products improves, other changes in operating assets and liabilities of $3.7 million and a net loss of $4.8 million, offset by non-cash charges totaling $38.8 million for depreciation, amortization, impairment of investments, stock-based compensation and non-cash interest expense, less non-cash income of $1.2 million related to our equity share in earnings of joint ventures, and a decrease in accounts receivable of $40.9 million.

Net cash used in operating activities of $69.4 million for the three months ended March 30, 2008 was primarily the result of decreases in billings in excess of costs and estimated earnings of $43.7 million related to contractual timing of system project billings, as well as increases in costs and estimated earnings in excess of billings of $20.7 million, inventory of $39.5 million, accounts receivable of $17.2 million and other changes in operating assets and liabilities totaling $22.2 million. These items were partially offset by net income of $12.0 million, plus non-cash charges totaling $39.4 million for depreciation, amortization, impairment of long-lived assets, stock-based compensation and non-cash interest expense, less non-cash income of $0.5 million for our equity share in earnings of Woongjin Energy. In addition, these items were offset by increases in accounts payable and other accrued liabilities of $23.0 million. The significant increases in substantially all of our operating assets and liabilities resulted from our substantial revenue increase in the three months ended March 30, 2008 compared to previous quarters which impacted net income and working capital.

Index

Investing Activities

Net cash used in investing activities during the three months ended March 29, 2009 was $43.1 million, of which $52.1 million relates to capital expenditures primarily associated with manufacturing capacity expansion in the Philippines and Malaysia, $9.2 million relates to increases in restricted cash and cash equivalents for the second drawdown under the facility agreement with the Malaysian government, partially offset by $18.2 million in proceeds received from the sales or maturities of available-for-sale securities.

Net cash used in investing activities during the three months ended March 30, 2008 was $92.3 million, of which $50.8 million relates to capital expenditures primarily associated with manufacturing capacity expansion in the Philippines. Also during the three months ended March 30, 2008, (i) restricted cash and cash equivalents increased by $55.6 million for advanced payments received from customers that we provided security in the form of cash collateralized bank standby letters of credit; (ii) we paid $13.5 million in cash for the acquisition of Solar Solutions, a division of Combigas S.r.l., net of cash acquired; and (iii) we invested an additional $5.6 million in joint ventures. Cash used in investing activities was partially offset by $33.1 million in proceeds received from the sales or maturities of available-for-sale securities, net of available-for-sale securities purchased during the period.

Financing Activities

Net cash provided by financing activities during the three months ended March 29, 2009 reflects proceeds received of Malaysian Ringgit 185.0 million (approximately $51.2 million) from the Malaysian Government under our facility agreement, $0.4 million from stock option exercises, partially offset by cash paid of $2.4 million for treasury stock purchases that were used to pay withholding taxes on vested restricted stock. Net cash provided by financing activities during the three months ended March 30, 2008 reflects $1.1 million from stock option exercises and $4.4 million in excess tax benefits from stock-based award activity, partially offset by cash paid of $3.3 million for treasury stock purchases that were used to pay withholding taxes on vested restricted stock.

Debt and Credit Sources

Line of Credit

We have a credit agreement with Wells Fargo Bank, N.A., or Wells Fargo, providing for a $50.0 million uncollateralized revolving credit line, with a $50.0 million uncollateralized letter of credit subfeature, and a separate $150.0 million collateralized letter of credit facility as of March 29, 2009. We may borrow up to $50.0 million and request that Wells Fargo issue up to $50.0 million in letters of credit under the uncollateralized letter of credit subfeature through March 27, 2010. Letters of credit issued under the subfeature reduce our borrowing capacity under the revolving credit line. Additionally, we may request that Wells Fargo issue up to $150.0 million in letters of credit under the collateralized letter of credit facility through March 27, 2014. As detailed in the agreement, we pay interest of LIBOR plus 1.25% on outstanding borrowings under the uncollateralized revolving credit line, and a fee of 2% and 0.2% to 0.3% depending on maturity for outstanding letters of credit under the uncollateralized letter of credit subfeature and collateralized letter of credit facility, respectively. At any time, we can prepay outstanding loans. All borrowings under the uncollateralized revolving credit line must be repaid by March 27, 2010, and all letters of credit issued under the uncollateralized letter of credit subfeature expire on or before March 27, 2010 unless we provide by such date collateral in the form of cash or cash equivalents in the aggregate amount available to be drawn under letters of credit outstanding at such time. All letters of credit issued under the collateralized letter of credit facility expire no later than March 27, 2014.

As of March 29, 2009 and December 28, 2008, letters of credit totaling $49.7 million and $29.9 million, respectively, were issued by Wells Fargo under the uncollateralized letter of credit subfeature. In addition, letters of credit totaling $74.5 million and $76.5 million were issued by Wells Fargo under the collateralized letter of credit facility as of March 29, 2009 and December 28, 2008, respectively. As of March 29, 2009 and December 28, 2008, cash available to be borrowed under the uncollateralized revolving credit line was $0.3 million and $20.1 million, respectively, and includes letter of credit capacities available to be issued by Wells Fargo under the uncollateralized letter of credit subfeature. Letters of credit available under the collateralized letter of credit facility as of March 29, 2009 and December 28, 2008 totaled $75.5 million and $73.5 million, respectively. See Note 10 of Notes to our Condensed Consolidated Financial Statements.

Term Loan

On April 17, 2009, we entered into a loan agreement with Union Bank, N.A., or Union Bank, under which we borrowed $30.0 million for three years at an interest rate of LIBOR plus 2%. The loan is to be repaid in eight equal quarterly installments commencing June 30, 2010. See Note 17 of Notes to our Condensed Consolidated Financial Statements.

Debt Facility Agreement with the Malaysian Government

On December 18, 2008, we entered into a facility agreement with the Malaysian Government in which we may borrow up to Malaysian Ringgit 1.0 billion, or approximately $276.9 million, to finance the construction of FAB3 in Malaysia. The loans within the facility agreement are divided into two tranches that may be drawn through June 2010. Principal is to be repaid in six quarterly payments starting in July 2015, and a non-weighted average interest rate of approximately 4.4% per annum accrues and is payable starting in July 2015. We have the ability to prepay outstanding loans and all borrowings must be repaid by October 30, 2016. As of March 29, 2009 and December 28, 2008, we borrowed Malaysian Ringgit 375.0 million, approximately $103.9 million, and Malaysian Ringgit 190.0 million, approximately $54.6 million, respectively, under the facility agreement. See Note 10 of Notes to our Condensed Consolidated Financial Statements.

Index

1.25%, 0.75% and 4.75% Convertible Debenture Issuances

In February 2007, we issued $200.0 million in principal amount of our 1.25% senior convertible debentures, or 1.25% debentures, and received net proceeds of $194.0 million. In the fourth quarter of fiscal 2008, we received notices for the conversion of approximately $1.4 million of the 1.25% debentures. Interest on the 1.25% debentures is payable on February 15 and August 15 of each year, which commenced August 15, 2007. The 1.25% debentures mature on February 15, 2027. Holders may require us to repurchase all or a portion of their 1.25% debentures on each of February 15, 2012, February 15, 2017 and February 15, 2022, or if we experience certain types of corporate transactions constituting a fundamental change. Any repurchase of the 1.25% debentures pursuant to these provisions will be for cash at a price equal to 100% of the principal amount of the 1.25% debentures to be repurchased plus accrued and unpaid interest. In addition, we may redeem some or all of the 1.25% debentures on or after February 15, 2012 for cash at a redemption price equal to 100% of the principal amount of the 1.25% debentures to be redeemed plus accrued and unpaid interest. See Note 10 of Notes to our Condensed Consolidated Financial Statements.

In July 2007, we issued $225.0 million in principal amount of our 0.75% senior convertible debentures, or 0.75% debentures, and received net proceeds of $220.1 million. Interest on the 0.75% debentures is payable on February 1 and August 1 of each year, which commenced February 1, 2008. The 0.75% debentures mature on August 1, 2027. Holders may require us to repurchase all or a portion of their 0.75% debentures on each of August 1, 2010, August 1, 2015, August 1, 2020 and August 1, 2025, or if we experience certain types of corporate transactions constituting a fundamental change. Therefore, the 0.75% debentures will be classified as short-term debt in our Condensed Consolidated Balance Sheets beginning on August 1, 2009. Any repurchase of the 0.75% debentures pursuant to these provisions will be for cash at a price equal to 100% of the principal amount of the 0.75% debentures to be repurchased plus accrued and unpaid interest. In addition, we may redeem some or all of the 0.75% debentures on or after August 1, 2010 for cash at a redemption price equal to 100% of the principal amount of the 0.75% debentures to be redeemed plus accrued and unpaid interest. See Note 10 of Notes to our Condensed Consolidated Financial Statements.

    On May 4, 2009, we issued $230.0 million in principal amount of our 4.75% senior convertible debentures, or 4.75% debentures, and received net proceeds of $225.0 million, before payment of the cost of the convertible debenture hedge transactions of $26.3 million. Interest on the 4.75% debentures is payable on April 15 and October 15 of each year, beginning on October 15, 2009. The 4.75% debentures mature on April 15, 2014. The 4.75% debentures are initially convertible into shares of our class A common stock at a conversion price equal to $26.40 per $1,000 principal amount of 4.75% debentures, which represents a premium of 20% over the price of our class A common stock in the concurrent equity offering described below. See Note 17 of Notes to our Condensed Consolidated Financial Statements.

Liquidity

As of March 29, 2009, we had cash and cash equivalents of $149.1 million as compared to $202.3 million as of December 28, 2008. Our cash balances are held in numerous locations throughout the world, including substantial amounts held outside of the U.S. Most of the amounts held outside of the U.S. could be repatriated to the U.S. but, under current law, would be subject to U.S. federal income taxes, less applicable foreign tax credits. We have accrued U.S. federal taxes on the earnings of our foreign subsidiaries except when the earnings are considered indefinitely reinvested outside of the U.S. Repatriation could result in additional U.S. federal income tax payments in future years.

In addition, we had short-term investments and long-term investments of $2.3 million and $19.0 million as of March 29, 2009, respectively, as compared to $17.2 million and $23.6 million as of December 28, 2008, respectively. The decrease in the balance of our cash and cash equivalents, short-term investments and long-term investments as of March 29, 2009 compared to the balance as of December 28, 2008 was due primarily to the liquidation of our investment portfolio to fund our capital expenditures for our manufacturing capacity expansion.

Index

We estimated that auction rate securities held with a stated par value of $21.1 million and $26.1 million at March 29, 2009 and December 28, 2008, respectively, would be valued at approximately 90% and 91%, respectively, of their stated par value, or $19.0 million and $23.6 million, respectively, representing a decline in value of approximately $2.1 million and $2.5 million, respectively. Due to the length of time that has passed since the auction rate securities failed to clear at auctions and the ongoing uncertainties regarding future access to liquidity, we have determined the impairment is other-than-temporary and recorded impairment losses of $0.1 million and $2.5 million in the first quarter of fiscal 2009 and fourth quarter of fiscal 2008, respectively, in “Other, net” in our Condensed Consolidated Statements of Operations. If market conditions were to deteriorate even further such that the current fair value were not achievable, we could realize additional impairment losses related to our auction rate securities. All our auction rate securities as of March 29, 2009 and December 28, 2008 have failed to clear at auctions in subsequent periods. Accordingly, auction rate securities at March 29, 2009 and December 28, 2008 totaling $19.0 million and $23.6 million, respectively, are classified as “Long-term investments” in our Condensed Consolidated Balance Sheets, because they are not expected to be used to fund current operations and consistent with their stated contractual maturities between 20 to 30 years. On February 4, 2009, we sold an auction rate security with a carrying value of $4.5 million as of December 28, 2008 for $4.6 million to a third-party outside of the auction process. See Note 5 of Notes to our Condensed Consolidated Financial Statements.

Because the closing price of our class A common stock on at least 20 of the last 30 trading days during the fiscal quarters ending March 29, 2009 and December 28, 2008 did not equal or exceed $70.94, or 125% of the applicable conversion price for our 1.25% debentures, and $102.80, or 125% of the applicable conversion price governing our 0.75% debentures, holders of the 1.25% debentures and 0.75% debentures are unable to exercise their right to convert the debentures, based on the market price conversion trigger, any day in the first and second quarters of fiscal 2009. Accordingly, the convertible debt is classified as long-term debt in our Condensed Consolidated Balance Sheets as of March 29, 2009 and December 28, 2008. This test is repeated each fiscal quarter, therefore, if the market price conversion trigger is satisfied in a subsequent quarter, the debentures may again be re-classified as short-term debt. See Note 10 of Notes to our Condensed Consolidated Financial Statements.

In addition, the holders of our 1.25% debentures and 0.75% debentures would be able to exercise their right to convert the debentures during the five consecutive business days immediately following any five consecutive trading days in which the trading price of our senior convertible debentures is less than 98% of the average of the closing sale price of a share of class A common stock during the five consecutive trading days, multiplied by the applicable conversion rate. As of March 29, 2009 and December 28, 2008, our 1.25% debentures and 0.75% debentures traded significantly below their historic trading prices. If the trading prices of our debentures continue to decline, holders of the debentures may have the right to convert the debentures in the future.

On May 4, 2009, we received aggregate net proceeds of $417.6 million from the follow-on public offering of 10.35 million shares of our class A common stock and the issuance of $230.0 million in principal amount of our 4.75% debentures named above, after deducting the underwriters’ discounts and commissions and estimated offering expenses payable by us (including approximately $26.3 million paid as the cost of convertible debenture hedge transactions entered into in connection with the 4.75% debenture offering). See Note 17 of Notes to our Condensed Consolidated Financial Statements.

We intend to use the net proceeds from the follow-on public offering of 10.35 million shares of our class A common stock and the issuance of the 4.75% debentures for general corporate purposes, including working capital and capital expenditures as well as for the purposes described below. From time to time, we will evaluate potential acquisitions and strategic transactions of business, technologies, or products, and may use a portion of the net proceeds for such acquisitions or transactions. Currently, however, we do not have any agreements with respect to any such material acquisitions or strategic transactions.

We may use a portion of the net proceeds from the follow-on public offering of 10.35 million shares of our class A common stock and the issuance of the 4.75% debentures  to repurchase some of our outstanding 1.25% debentures or 0.75% debentures. We expect that holders of our outstanding 1.25% debentures or 0.75% debentures from whom we may repurchase such debentures (which holders may include one or more of the underwriters) may have outstanding short hedge positions in our class A common stock relating to such debentures. Upon repurchase, we expect that such holders will unwind or offset those hedge positions by purchasing class A common stock in secondary market transactions, including purchases in the open market, and/or entering into various derivative transactions with respect to our class A common stock. These activities could have the effect of increasing, or preventing a decline in, the market price of our class A common stock. The effect, if any, of any of these transactions and activities on the market price of our class A common stock or the debentures will depend in part on market conditions and cannot be ascertained at this time, but may be material.

Index

We believe that our current cash and cash equivalents, cash generated from operations, and funds available from the credit agreement with Wells Fargo, facility agreement with the Malaysian Government, the term loan with the Union Bank, and the issuance of the 4.75% debentures and 10.35 million shares of our class A common stock will be sufficient to meet our working capital and capital expenditure commitments for at least the next 12 months. However, there can be no assurance that our liquidity will be adequate over time. We expect total capital expenditures in the range of $250 million to $300 million in 2009 as we continue to increase our solar cell and solar panel manufacturing capacity in the Philippines and Malaysia. These expenditures would be greater if we decide to bring capacity on line more rapidly. If our capital resources are insufficient to satisfy our liquidity requirements, we may seek to sell additional equity securities or debt securities or obtain other debt financing. However, after the tax-free distribution of our shares by Cypress Semiconductor Corporation, or Cypress, on September 29, 2008, our ability to sell additional equity securities to obtain additional financing is limited before triggering our obligation to indemnify Cypress for taxes relating to the distribution of our class B common stock. The sale of additional equity securities or convertible debt securities would result in additional dilution to our stockholders and may not be available on favorable terms or at all, particularly in light of the current crises in the financial and credit markets. Additional debt would result in increased expenses and would likely impose new restrictive covenants like the covenants under the credit agreement with Wells Fargo, the facility agreement with the Malaysian Government, the term loan with the Union Bank, the 1.25% debentures, the 0.75% debentures and the 4.75% debentures. Financing arrangements may not be available to us, or may not be available in amounts or on terms acceptable to us.

    We expect to experience growth in our operating expenses, including our research and development, sales and marketing and general and administrative expenses, for the foreseeable future to execute our business strategy. We may also be required to purchase polysilicon in advance to secure our wafer supplies or purchase third-party solar panels and materials in advance to support systems projects. We intend to fund these activities with existing cash and cash equivalents, cash generated from operations, borrowings under the term loan with the Union Bank, the issuance of the 4.75% debentures and 10.35 million shares of our class A common stock and, if necessary, borrowings under our credit agreement with Wells Fargo. These anticipated increases in operating expenses may not result in an increase in our revenue and our anticipated revenue may not be sufficient to support these increased expenditures. We anticipate that operating expenses, working capital and capital expenditures will constitute a significant use of our cash resources.

Contractual Obligations

The following summarizes our contractual obligations at March 29, 2009:

		Payments Due by Period
(In thousands)	Total	2009 (remaining 9 months)	2010 – 2011	2012 – 2013	Beyond 2013
Customer advances, including interest	$101,761	$11,577	$26,184	$16,000	$48,000
Convertible debt, including interest	498,922	3,128	8,340	8,340	479,114
Loan from Malaysian Government	103,850	—	—	—	103,850
Lease commitments	32,837	4,096	8,574	5,570	14,597
Utility obligations	750	—	—	—	750
Royalty obligations	154	154	—	—	—
Non-cancelable purchase orders	115,632	114,982	650	—	—
Purchase commitments under agreements	3,992,157	261,808	1,065,338	636,754	2,028,257
Total	$4,846,063	$395,745	$1,109,086	$666,664	$2,674,568

Customer advances and interest on customer advances relate to advance payments received from customers for future purchases of solar power products. Convertible debt and interest on convertible debt relate to the aggregate of $423.6 million in outstanding principal amount of our senior convertible debentures. For the purpose of the table above, we assume that all holders of the convertible debt will hold the debentures through the date of maturity in fiscal 2027 and upon conversion, the values of the convertible debt are equal to the aggregate principal amount of $423.6 million with no premiums. Loan from the Malaysian Government relates to amounts borrowed for the financing and operation of FAB3 to be constructed in Malaysia. Lease commitments primarily relate to our 5-year lease agreement with Cypress for our headquarters in San Jose, California, an 11-year lease agreement with an unaffiliated third-party for our administrative, research and development offices in Richmond, California and other leases for various office space. Utility obligations relate to our 11-year lease agreement with an unaffiliated third-party for our administrative, research and development offices in Richmond, California. Royalty obligations result from several of the Systems Segment government awards and existing agreements. Non-cancelable purchase orders relate to purchases of raw materials for inventory, services and manufacturing equipment from a variety of vendors. Purchase commitments under agreements relate to arrangements entered into with suppliers of polysilicon, ingots, wafers, solar cells and solar panels as well as agreements to purchase solar renewable energy certificates from solar installation owners in New Jersey. These agreements specify future quantities and pricing of products to be supplied by the vendors for periods up to twelve years and there are certain consequences, such as forfeiture of advanced deposits and liquidated damages relating to previous purchases, in the event that we terminate the arrangements. See Note 8 of Notes to our Condensed Consolidated Financial Statements.

As of both March 29, 2009 and December 28, 2008, total liabilities associated with uncertain tax positions under FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, and Related Implementation Issues,” or FIN 48, were $12.8 million and are included in “Other long-term liabilities” in our Condensed Consolidated Balance Sheets as they are not expected to be paid within the next twelve months. Due to the complexity and uncertainty associated with our tax positions, we cannot make a reasonably reliable estimate of the period in which cash settlement will be made for our liabilities associated with uncertain tax positions in other long-term liabilities, therefore, they have been excluded from the table above. See Note 8 of Notes to our Condensed Consolidated Financial Statements.

On April 17, 2009, we entered into a loan agreement with the Union Bank, under which we borrowed $30.0 million for three years at an interest rate of LIBOR plus 2%. In addition, on May 4, 2009, we issued $230.0 million principal amount of our 4.75% debentures. These contractual obligations occurred subsequent to the first quarter of fiscal 2009, therefore, they have been excluded from the table above. See Note 17 of Notes to our Condensed Consolidated Financial Statements.

Index

Item 3.	Quantitative and Qualitative Disclosure About Market Risk

Foreign Currency Exchange Risk

 Our exposure to adverse movements in foreign currency exchange rates is primarily related to sales to European customers that are denominated in Euros. Revenue generated from European customers represented approximately 35% and 67% of our total revenue for the three months ended March 29, 2009 and March 30, 2008, respectively. A 10% change in the Euro exchange rate would have impacted our revenue by $7.5 million and $18.3 million for the three months ended March 29, 2009 and March 30, 2008, respectively. In connection with our global tax planning, we changed the functional currency of certain European subsidiaries from U.S. dollar to Euro, resulting in greater exposure to changes in the value of the Euro beginning in the second quarter of fiscal 2008. Implementation of this tax strategy had, and will continue to have, the ancillary effect of limiting our ability to fully hedge certain Euro-denominated revenue. From March 29, 2009 to April 30, 2009, the exchange rate to convert one Euro to U.S. dollars decreased from approximately $1.33 to $1.32. This decrease in the value of the Euro relative to the U.S. dollar is expected to have an adverse impact on our revenue, gross margin and profitability in the foreseeable future.

In the past, we have experienced an adverse impact on our revenue, gross margin and profitability as a result of foreign currency fluctuations. When foreign currencies appreciate against the U.S. dollar, inventories and expenses denominated in foreign currencies become more expensive. Strengthening of the Korean Won against the U.S. dollar could result in a foreign currency translation loss by our joint venture, Woongjin Energy, which in turn negatively impacts our equity in earnings of the unconsolidated investee. In addition, strengthening of the Malaysian Ringgit against the U.S. dollar will increase our liability under the facility agreement with the Malaysian Government. An increase in the value of the U.S. dollar relative to foreign currencies could make our solar power products more expensive for international customers, thus potentially leading to a reduction in demand, our sales and profitability. Furthermore, many of our competitors are foreign companies that could benefit from such a currency fluctuation, making it more difficult for us to compete with those companies. We currently conduct hedging activities which involve the use of option and forward contracts to address our exposure to changes in the foreign exchange rate between the U.S. dollar and other currencies. As of March 29, 2009, we held option and forward contracts totaling $76.3 million and $397.9 million, respectively. As of December 28, 2008, we held option and forward contracts totaling $147.5 million and $364.5 million, respectively. We experienced losses on derivatives and foreign exchange, net of tax, of $5.8 million in the three months ended March 29, 2009 largely due to the volatility in the current markets as compared to gains of $0.8 million in the three months ended March 30, 2008. We cannot predict the impact of future exchange rate fluctuations on our business and operating results. In the past, we have experienced an adverse impact on our revenue and profitability as a result of foreign currency fluctuations. We believe that we may have increased risk associated with currency fluctuations in the future. See Note 12 of Notes to our Condensed Consolidated Financial Statements.

Credit Risk

We are exposed to credit losses in the event of nonperformance by the counter-parties of our foreign currency option contracts, foreign currency forward contracts and convertible debenture hedge transactions, or the purchased options. We enter into foreign currency derivative contracts and convertible debenture hedge transactions with high-quality financial institutions and limit the amount of credit exposure to any one counter-party. In addition, the foreign currency derivative contracts are limited to a time period of less than one year, while the purchased options will expire in 2014, and we continuously evaluate the credit standing of our counter-party financial institutions. See Note 12 and 17 of Notes to our Condensed Consolidated Financial Statements

Interest Rate Risk

We are exposed to interest rate risk because many of our customers depend on debt financing to purchase our solar power systems. An increase in interest rates could make it difficult for our customers to secure the financing necessary to purchase our solar power systems on favorable terms, or at all, and thus lower demand for our solar power products, reduce revenue and adversely impact our operating results. An increase in interest rates could lower a customer’s return on investment in a system or make alternative investments more attractive relative to solar power systems, which, in each case, could cause our customers to seek alternative investments that promise higher returns or demand higher returns from our solar power systems, reduce gross margin and adversely impact our operating results. This risk is more significant to our Systems Segment, which engages in direct sales to financial institutions that sell electricity to end customers under a power purchase agreement. This sales model is highly sensitive to interest rate fluctuations and the availability of liquidity, and would be adversely affected by increases in interest rates or liquidity constraints.

In addition, our investment portfolio consists of a variety of financial instruments that exposes us to interest rate risk including, but not limited to, money market funds, bank notes and corporate securities. These investments are generally classified as available-for-sale and, consequently, are recorded on our balance sheet at fair market value with their related unrealized gain or loss reflected as a component of accumulated other comprehensive loss in stockholders’ equity. Due to the relatively short-term nature of our investment portfolio, we do not believe that an immediate 10% increase in interest rates would have a material effect on the fair market value of our portfolio. Since we believe we have the ability to liquidate this portfolio, we do not expect our operating results or cash flows to be materially affected to any significant degree by a sudden change in market interest rates on our investment portfolio.

Index

Reserve Funds

As of March 29, 2009 and December 28, 2008, we had $2.2 million and $7.2 million, respectively, invested in the Reserve Primary Fund and the Reserve International Liquidity Fund, or collectively referred to as the Reserve Funds. The net asset value per share for the Reserve Funds fell below $1.00 because the funds had investments in Lehman Brothers Holdings, Inc., or Lehman, which filed for bankruptcy on September 15, 2008. As a result of this event, the Reserve Funds wrote down their investments in Lehman to zero and also announced that the funds would be closed and distributed to holders. We have estimated our loss on the Reserve Funds to be approximately $2.2 million based upon information publicly disclosed by the Reserve Funds relative to our holdings and remaining obligations. We recorded an impairment charge of $1.2 million and $1.0 million during the first quarter of fiscal 2009 and second half of fiscal 2008, respectively, in “Other, net” in our Condensed Consolidated Statements of Operations, thereby establishing a new cost basis for each fund.

On April 17, 2009, we received a distribution of $1.1 million from the Reserve Funds and we expect that the remaining distribution of $1.1 million from the Reserve Funds will occur over the remaining three months as the investments held in the funds mature. While we expect to receive substantially all of the current carrying value of our holdings in the Reserve Funds within the next three months, it is possible we may encounter difficulties in receiving distributions given the current credit market conditions. If market conditions were to deteriorate even further such that the current fair value were not achievable, we could realize additional losses in our holdings with the Reserve Funds and distributions could be further delayed. See Note 5 of Notes to our Condensed Consolidated Financial Statements.

Auction Rate Securities

Auction rate securities are variable rate debt instruments with interest rates that, unless they fail to clear at auctions, are reset approximately every 7 to 49 days. The “stated” or “contractual” maturities for these securities generally are between 20 to 30 years. The auction rate securities are classified as available for sale under Statement of Financial Accounting Standards, or SFAS, No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” or SFAS No. 115, and are recorded at fair value. We estimated that the auction rate securities held with a stated par value of $21.1 million and $26.1 million as of March 29, 2009 and December 28, 2008, respectively, would be valued at approximately 90% and 91%, respectively, of their stated par value, or $19.0 million and $23.6 million, respectively, representing a decline in value of approximately $2.1 million and $2.5 million, respectively. Due to the length of time that has passed since the auctions failed and the ongoing uncertainties regarding future access to liquidity, we have determined the impairment is other-than-temporary and recorded impairment losses of $0.1 million and $2.5 million in the first quarter of fiscal 2009 and fourth quarter of fiscal 2008, respectively, in “Other, net” in our Condensed Consolidated Statements of Operations. If market conditions were to deteriorate even further such that the current fair value were not achievable, we could realize additional impairment losses related to our auction rate securities. All our auction rate securities as of March 29, 2009 and December 28, 2008 have failed to clear at auctions in subsequent periods. On February 4, 2009, we sold an auction rate security with a carrying value of $4.5 million as of December 28, 2008 for $4.6 million to a third-party outside of the auction process. See Note 5 of Notes to our Condensed Consolidated Financial Statements.

Investments in Non-Public Companies

Our investments held in non-public companies expose us to equity price risk. As of March 29, 2009 and December 28, 2008, non-publicly traded investments of $3.1 million are accounted for using the cost method and $30.3 million and $29.0 million, respectively, are accounted for using the equity method. These strategic investments in third-parties are subject to risk of changes in market value, which if determined to be other-than-temporary, could result in realized impairment losses. We generally do not attempt to reduce or eliminate our market exposure in these cost and equity method investments. We monitor these non-publicly traded investments for impairment and record reductions in the carrying values when necessary. Circumstances that indicate an other-than-temporary decline include valuation ascribed to the issuing company in subsequent financing rounds, decreases in quoted market price and declines in operations of the issuer. During the fourth quarter of fiscal 2008, we recorded an other-than-temporary impairment charge of $1.9 million in our Condensed Consolidated Statement of Operations related to our non-publicly traded investment accounted for using the cost method, due to the recent deterioration of the credit market and economic environment. If the recent credit market conditions continue or worsen, we may be required to record an additional impairment charge, which could be material. There can be no assurance that our cost and equity method investments will not face additional risks of loss. See Note 9 of Notes to our Condensed Consolidated Financial Statements.

 Convertible Debt

The fair market value of our senior convertible debentures is subject to interest rate risk, market price risk and other factors due to the convertible feature of the debentures. The fair market value of the debentures will generally increase as interest rates fall and decrease as interest rates rise. In addition, the fair market value of the debentures will generally increase as the market price of our common stock increases and decrease as the market price falls. The interest and market value changes affect the fair market value of the debentures but do not impact our financial position, cash flows or results of operations due to the fixed nature of the debt obligations. The estimated fair value of the 1.25% debentures and 0.75% debentures was approximately $339.1 million and $310.7 million as of March 29, 2009 and December 28, 2008, respectively, based on quoted market prices as reported by an independent pricing source. A 10% increase in quoted market prices would increase the estimated fair value of the debentures to approximately $373.0 million and $341.8 million as of March 29, 2009 and December 28, 2008, respectively, and a 10% decrease in the quoted market prices would decrease the estimated fair value of the debentures to $305.2 million and $279.7 million, respectively. See Note 10 of Notes to our Condensed Consolidated Financial Statements.

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

Changes in Internal Control over Financial Reporting

We maintain a system of internal control over financial reporting that is designed to provide reasonable assurance that our books and records accurately reflect our transactions and that our established policies and procedures are followed. There were no changes in our internal control over financial reporting that occurred during the three months ended March 29, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

From time to time, we are a party to litigation matters and claims that are normal in the course of our operations. While we believe that the ultimate outcome of these matters will not have a material adverse effect on us, the outcome of these matters is not determinable and negative outcomes may adversely affect our financial position, liquidity or results of operations.

ITEM 1A: RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in “PART I. Item 1A: Risk Factors” in our Annual Report on Form 10-K for the year ended December 28, 2008, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results. We have updated these risk factors to reflect changes during the first quarter of fiscal 2009 for the three months ended March 29, 2009.

Our operating results will be subject to fluctuations and are inherently unpredictable.

In order to return to profitability, we will need to generate and sustain higher revenue while maintaining reasonable cost and expense levels. In the first quarter of fiscal 2009 we experienced a loss. We do not know if our revenue will grow, or if it will grow sufficiently to outpace our expenses, which we expect to increase as we expand our manufacturing capacity. We may not be able to become profitable on a quarterly or an annual basis. Our quarterly revenue and operating results will be difficult to predict and have in the past fluctuated from quarter to quarter. In particular, our Systems Segment is difficult to forecast and is susceptible to large fluctuations in financial results. The amount, timing and mix of sales of our Systems Segment, often for a single medium or large-scale project, may cause large fluctuations in our revenue and other financial results. Further, our revenue mix of high margin materials sales versus lower margin projects in the Systems Segment can fluctuate dramatically quarter to quarter, which may adversely affect our revenue and financial results in any given period. Finally, our ability to meet project completion schedules for an individual project and the corresponding revenue impact under the percentage-of-completion method of recognizing revenue may similarly cause large fluctuations in our revenue and other financial results. This may cause us to miss any future guidance announced by us.

Index

We base our planned operating expenses in part on our expectations of future revenue, and a significant portion of our expenses is fixed in the short-term. If revenue for a particular quarter is lower than we expect, we likely will be unable to proportionately reduce our operating expenses for that quarter, which would harm our operating results for that quarter. This may cause us to miss any guidance announced by us.

Index

Item 6.	Exhibits

Exhibit Number	Description

10.1†*	Long-Term Supply Agreement, dated January 6, 2009, by and between SunPower Corporation and Hemlock Semiconductor, LLC.
10.2*	Amendment to Long-Term Supply Agreement, dated January 6, 2009, by and among SunPower Corporation, Hemlock Semiconductor, LLC, and SunPower Philippines Manufacturing Limited.
10.3*	Amended and Restated SunPower Corporation Annual Key Employee Bonus Plan.
10.4*	Amended and Restated SunPower Corporation Key Employee Quarterly Key Initiative Bonus Plan.
10.5*	Amendment to Credit Agreement, dated February 25, 2009, by and between SunPower Corporation and Wells Fargo Bank, National Association.
10.6*	Amendment to Second Amended and Restated SunPower Corporation 2005 Stock Incentive Plan dated March 12, 2009.
10.7*†	Amended and Restated Credit Agreement, dated March 20, 2009, by and between SunPower Corporation and Wells Fargo Bank, National Association.
10.8*	Continuing Guaranty, dated March 20, 2009, by and between SunPower North America, LLC and Wells Fargo Bank, National Association.
10.9*†	Amendment Three to Turnkey Engineering, Procurement and Construction Agreement, dated March 26, 2009, by and between SunPower Corporation, Systems and Florida Power and Light Company.
31.1*	Certification by Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a).
31.2*	Certification by Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a).
32.1*	Certification Furnished Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibits marked with an asterisk (*) are filed herewith.

Exhibits marked with a cross (†) are subject to a request for confidential treatment filed with the Securities and Exchange Commission.

Index

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

SUNPOWER CORPORATION

Dated: May 8, 2009	By:	/s/ DENNIS V. ARRIOLA

Dennis V. Arriola
Senior Vice President and
Chief Financial Officer

Index

Index to Exhibits

Exhibit Number	Description
10.1†*	Long-Term Supply Agreement, dated January 6, 2009, by and between SunPower Corporation and Hemlock Semiconductor, LLC.
10.2*	Amendment to Long-Term Supply Agreement, dated January 6, 2009, by and among SunPower Corporation, Hemlock Semiconductor, LLC, and SunPower Philippines Manufacturing Limited.
10.3*	Amended and Restated SunPower Corporation Annual Key Employee Bonus Plan.
10.4*	Amended and Restated SunPower Corporation Key Employee Quarterly Key Initiative Bonus Plan.
10.5*	Amendment to Credit Agreement, dated February 25, 2009, by and between SunPower Corporation and Wells Fargo Bank, National Association.
10.6*	Amendment to Second Amended and Restated SunPower Corporation 2005 Stock Incentive Plan dated March 12, 2009.
10.7*†	Amended and Restated Credit Agreement, dated March 20, 2009, by and between SunPower Corporation and Wells Fargo Bank, National Association.
10.8*	Continuing Guaranty, dated March 20, 2009, by and between SunPower North America, LLC and Wells Fargo Bank, National Association.
10.9*†	Amendment Three to Turnkey Engineering, Procurement and Construction Agreement, dated March 26, 2009, by and between SunPower Corporation, Systems and Florida Power and Light Company.
31.1*	Certification by Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a).
31.2*	Certification by Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a).
32.1*	Certification Furnished Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibits marked with an asterisk (*) are filed herewith.

Exhibits marked with a cross (†) are subject to a request for confidential treatment filed with the Securities and Exchange Commission.