Form 10-Q/A
period 2009-06-25
SUNPOWER CORP
filed 2009-06-25
CIK 867773

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A for the quarter ended March 29, 2009, is being filed for the purpose of refiling Exhibit 10.1 in connection with a request for confidential treatment.  This amendment to the Quarterly Report does not alter or affect any other part or any other information originally set forth in the Quarterly Report.

PART II. OTHER INFORMATION

Item 6.	Exhibits

Exhibit Number	Description

10.1†*	Long-Term Supply Agreement, dated January 6, 2009, by and between SunPower Corporation and Hemlock Semiconductor, LLC.
10.2	Amendment to Long-Term Supply Agreement, dated January 6, 2009, by and among SunPower Corporation, Hemlock Semiconductor, LLC, and SunPower Philippines Manufacturing Limited.
10.3	Amended and Restated SunPower Corporation Annual Key Employee Bonus Plan.
10.4	Amended and Restated SunPower Corporation Key Employee Quarterly Key Initiative Bonus Plan.
10.5	Amendment to Credit Agreement, dated February 25, 2009, by and between SunPower Corporation and Wells Fargo Bank, National Association.
10.6	Amendment to Second Amended and Restated SunPower Corporation 2005 Stock Incentive Plan dated March 12, 2009.
10.7†	Amended and Restated Credit Agreement, dated March 20, 2009, by and between SunPower Corporation and Wells Fargo Bank, National Association.
10.8	Continuing Guaranty, dated March 20, 2009, by and between SunPower North America, LLC and Wells Fargo Bank, National Association.
10.9†	Amendment Three to Turnkey Engineering, Procurement and Construction Agreement, dated March 26, 2009, by and between SunPower Corporation, Systems and Florida Power and Light Company.
31.1*	Certification by Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a).
31.2*	Certification by Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a).
32.1	Certification Furnished Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

SUNPOWER CORPORATION

Dated: June 25, 2009	By:	/s/ DENNIS V. ARRIOLA

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