Form 10-Q
period 2009-06-28
SUNPOWER CORP
filed 2009-08-03
CIK 867773

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________

FORM 10-Q
_____________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 28, 2009

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

The total number of outstanding shares of the registrant’s class A common stock as of July 29, 2009 was 54,703,331.
The total number of outstanding shares of the registrant’s class B common stock as of July 29, 2009 was 42,033,287.

SunPower Corporation

Index

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

SunPower Corporation

Condensed Consolidated Balance Sheets
(In thousands, except share data)
(unaudited)

	June 28, 2009	December 28, 2008(1)
Assets
Current assets:
Cash and cash equivalents	$456,835	$202,331
Restricted cash and cash equivalents, current portion	28,303	13,240
Short-term investments	796	17,179
Accounts receivable, net	219,644	194,222
Costs and estimated earnings in excess of billings	11,133	30,326
Inventories	262,893	251,542
Advances to suppliers, current portion	27,951	43,190
Prepaid expenses and other current assets	122,260	98,254
Total current assets	1,129,815	850,284

Restricted cash and cash equivalents, net of current portion	189,235	162,037
Long-term investments	18,482	23,577
Property, plant and equipment, net	683,011	629,247
Goodwill	197,693	196,720
Other intangible assets, net	33,089	39,490
Advances to suppliers, net of current portion	113,197	119,420
Other long-term assets	85,826	76,751
Total assets	$2,450,348	$2,097,526
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$151,987	$263,241
Accrued liabilities	130,024	157,049
Billings in excess of costs and estimated earnings	50,710	11,806
Customer advances, current portion	19,005	19,035
Total current liabilities	351,726	451,131

Long-term debt	136,338	54,598
Convertible debt	532,840	357,173
Long-term deferred tax liability	9,279	8,141
Customer advances, net of current portion	83,211	91,359
Other long-term liabilities	24,569	25,950
Total liabilities	1,137,963	988,352
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, $0.001 par value, 10,042,490 shares authorized; none issued and outstanding	—	—
Common stock, $0.001 par value, 150,000,000 shares of class B common stock authorized; 42,033,287 shares of class B common stock issued and outstanding; $0.001 par value, 217,500,000 shares of class A common stock authorized; 54,867,940 and 44,055,644 shares of class A common stock issued; 54,566,166 and 43,849,566 shares of class A common stock outstanding, at June 28, 2009 and December 28, 2008, respectively	97	86
Additional paid-in capital	1,263,166	1,065,745
Accumulated other comprehensive loss	(36,095)	(25,611)
Retained earnings	96,996	77,611
	1,324,164	1,117,831
Less: shares of class A common stock held in treasury, at cost; 301,774 and 206,078 shares at June 28, 2009 and December 28, 2008, respectively	(11,779)	(8,657)
Total stockholders’ equity	1,312,385	1,109,174
Total liabilities and stockholders’ equity	$2,450,348	$2,097,526

(1)	As adjusted to reflect the adoption of FSP APB 14-1 (see Note 1).

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

SunPower Corporation

Condensed Consolidated Statements of Operations
(In thousands, except per share data)
(unaudited)

	Three Months Ended		Six Months Ended
	June 28, 2009	June 29, 2008(1)	June 28, 2009	June 29, 2008(1)
Revenue:
Systems	$108,724	$270,593	$214,821	$449,444
Components	188,920	112,158	296,610	207,008
Total revenue	297,644	382,751	511,431	656,452
Operating costs and expenses:
Cost of systems revenue	91,793	209,223	180,144	352,487
Cost of components revenue	147,388	80,688	225,076	157,930
Research and development	6,853	4,813	14,817	9,455
Sales, general and administrative	41,755	43,208	84,038	77,066
Total operating costs and expenses	287,789	337,932	504,075	596,938
Operating income	9,855	44,819	7,356	59,514
Other income (expense):
Interest income	765	2,289	1,949	6,436
Interest expense	(9,528)	(6,097)	(15,649)	(12,394)
Gain on purchased options	21,193	—	21,193	—
Other, net	2,807	(3,570)	(4,350)	(2,855)
Other income (expense), net	15,237	(7,378)	3,143	(8,813)
Income before income taxes and equity in earnings of unconsolidated investees	25,092	37,441	10,499	50,701
Income tax provision (benefit)	4,054	7,614	(4,508)	9,419
Income before equity in earnings of unconsolidated investees	21,038	29,827	15,007	41,282
Equity in earnings of unconsolidated investees	3,133	1,330	4,378	1,874
Net income	$24,171	$31,157	$19,385	$43,156
Net income per share of class A and class B common stock:
Basic	$0.27	$0.39	$0.22	$0.54
Diluted	$0.26	$0.37	$0.22	$0.51
Weighted-average shares:
Basic	90,873	79,412	87,311	79,188
Diluted	98,412	83,365	89,110	83,182

(1)	As adjusted to reflect the adoption of FSP APB 14-1 and FSP EITF 03-6-1 (see Note 1).

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

SunPower Corporation

Condensed Consolidated Statements of Cash Flows
(In thousands)
(unaudited)

	Six Months Ended
	June 28, 2009	June 29, 2008(1)
Cash flows from operating activities:
Net income	$19,385	$43,156
Adjustments to reconcile net income to net cash used in operating activities:
Stock-based compensation	21,130	33,115
Depreciation	38,934	22,053
Amortization of other intangible assets	8,150	8,351
Impairment of long-lived assets	1,807	5,489
Non-cash interest expense	10,936	8,679
Amortization of debt issuance costs	1,721	1,074
Gain on purchased options	(21,193)	—
Equity in earnings of unconsolidated investees	(4,378)	(1,874)
Excess tax benefits from stock-based award activity	(2,610)	(14,639)
Deferred income taxes and other tax liabilities	(9,874)	10,080
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	(24,491)	(103,132)
Costs and estimated earnings in excess of billings	19,371	(10,144)
Inventories	(8,063)	(67,799)
Prepaid expenses and other assets	(23,378)	(25,032)
Advances to suppliers	21,442	3,641
Accounts payable and other accrued liabilities	(129,458)	82,366
Billings in excess of costs and estimated earnings	38,356	(38,886)
Customer advances	(8,086)	4,130
Net cash used in operating activities	(50,299)	(39,372)
Cash flows from investing activities:
Increase in restricted cash and cash equivalents	(42,336)	(15,951)
Purchases of property, plant and equipment	(103,765)	(95,078)
Purchases of available-for-sale securities	—	(50,970)
Proceeds from sales or maturities of available-for-sale securities	19,678	121,921
Cash paid for acquisitions, net of cash acquired	—	(13,484)
Cash paid for investments in joint ventures and other non-public companies	—	(22,625)
Net cash used in investing activities	(126,423)	(76,187)
Cash flows from financing activities:
Proceeds from issuance of long-term debt, net of issuance costs	82,150	—
Proceeds from issuance of convertible debt, net of issuance costs	225,018	—
Proceeds from offering of class A common stock, net of offering expenses	218,895	—
Cash paid for repurchased convertible debt	(67,949)	—
Cash paid for purchased options	(97,336)	—
Proceeds from warrant transactions	71,001	—
Proceeds from exercises of stock options	838	2,335
Excess tax benefits from stock-based award activity	2,610	14,639
Purchases of stock for tax withholding obligations on vested restricted stock	(3,122)	(4,194)
Net cash provided by financing activities	432,105	12,780
Effect of exchange rate changes on cash and cash equivalents	(879)	7,107
Net increase (decrease) in cash and cash equivalents	254,504	(95,672)
Cash and cash equivalents at beginning of period	202,331	285,214
Cash and cash equivalents at end of period	$456,835	$189,542

Non-cash transactions:
Additions to property, plant and equipment included in accounts payable and other accrued liabilities	$—	$3,838
Non-cash interest expense capitalized and added to the cost of qualified assets	3,583	3,820
Change in goodwill relating to adjustments to acquired net assets	—	231

(1)	As adjusted to reflect the adoption of FSP APB 14-1 (see Note 1).

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

SunPower Corporation

Notes to Condensed Consolidated Financial Statements
(unaudited)

Note 1. THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company

SunPower Corporation (together with its subsidiaries, the “Company” or “SunPower”) designs, manufactures and markets high-performance solar electric power technologies. The Company’s solar cells and solar panels are manufactured using proprietary processes, and its technologies are based on more than 15 years of research and development. The Company operates in two business segments: systems and components. The Systems Segment generally represents sales directly to system owners of engineering, procurement, construction and other services relating to solar electric power systems that integrate the Company’s solar panels and balance of systems components, as well as materials sourced from other manufacturers. The Components Segment primarily represents sales of the Company’s solar cells, solar panels and inverters to solar systems installers and other resellers, including the Company’s third-party global dealer network.

The Company was a majority-owned subsidiary of Cypress Semiconductor Corporation (“Cypress”) through September 29, 2008. After the close of trading on September 29, 2008, Cypress completed a spin-off of all of its shares of the Company’s class B common stock in the form of a pro rata dividend to the holders of Cypress common stock of record as of September 17, 2008. As a result, the Company’s class B common stock trades publicly and is listed on the Nasdaq Global Select Market, along with the Company’s class A common stock.

On May 4, 2009, the Company completed a public offering of 10.35 million shares of its class A common stock, at a per share price of $22.00, and received net proceeds of $218.9 million. Also on May 4, 2009, the Company issued $230.0 million in principal amount of its 4.75% senior convertible debentures (“4.75% debentures”) and received net proceeds, before payment of the cost of the convertible debenture hedge transactions, of $225.0 million. Concurrently with the issuance of the 4.75% debentures, the Company paid a net cost of $26.3 million for certain convertible debenture hedge transactions with respect to the Company’s class A common stock which are intended to effectively increase the conversion price of the 4.75% debentures (see Note 11).

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

In February 2007, the Company issued $200.0 million in principal amount of its 1.25% senior convertible debentures (“1.25% debentures”). In July 2007, the Company issued $225.0 million in principal amount of its 0.75% senior convertible debentures (“0.75% debentures”). The 1.25% debentures and the 0.75% debentures contain partial cash settlement features and are therefore subject to FSP APB 14-1. As a result, the equity and debt components were retrospectively adjusted in accordance with FSP APB 14-1. As of December 28, 2008, the carrying value of the equity component was $61.8 million and the principal amount of the outstanding debentures, the unamortized discount and the net carrying value was $423.6 million, $66.4 million and $357.2 million, respectively (see Note 11). On a cumulative basis from the respective issuance dates of the 1.25% debentures and the 0.75% debentures through December 28, 2008, the Company has recognized $22.6 million in non-cash interest expense related to the adoption of FSP APB 14-1, excluding the related tax effects.

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

As a result of the Company’s adoption of FSP APB 14-1, the Company’s Condensed Consolidated Statements of Operations for the three and six months ended June 29, 2008 have been adjusted as follows:

(In thousands)	Three Months Ended		Six Months Ended
	As Adjusted in this Quarterly Report on Form 10-Q	As Previously Reported in Quarterly Report on Form 10-Q	As Adjusted in this Quarterly Report on Form 10-Q	As Previously Reported in Quarterly Report on Form 10-Q
Cost of systems revenue	$209,223	$209,137	$352,487	$352,350
Cost of components revenue	80,688	80,584	157,930	157,752
Operating income	44,819	45,009	59,514	59,829
Interest expense	(6,097)	(1,411)	(12,394)	(2,875)
Other, net	(3,570)	(3,570)	(2,855)	(3,827)
Income before income taxes and equity in earnings of unconsolidated investees	37,441	42,317	50,701	59,563
Income tax provision	7,614	15,039	9,419	20,072
Income before equity in earnings of unconsolidated investees	29,827	27,278	41,282	39,491
Net income	31,157	28,608	43,156	41,365

As a result of the Company’s adoption of FSP APB 14-1, the Company’s Condensed Consolidated Statement of Cash Flows for the six months ended June 29, 2008 has been adjusted as follows:

(In thousands)	As Adjusted in this Quarterly Report on Form 10-Q	As Previously Reported in Quarterly Report on Form 10-Q
Cash flows from operating activities:
Net income	$43,156	$41,365
Depreciation	22,053	21,971
Non-cash interest expense	8,679	—
Amortization of debt issuance costs	1,074	972
Deferred income taxes and other tax liabilities	10,080	20,734
Net cash used in operating activities	(39,372)	(39,372)

Index

Earnings Per Share

On December 29, 2008, the Company adopted FSP Emerging Issues Task Force Issue (“EITF”) 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“FSP EITF 03-6-1”), which clarifies that all outstanding unvested share-based payment awards that contain rights to nonforteitable dividends participate in undistributed earnings with common shareholders. In fiscal 2007, the Company granted restricted stock awards with the same dividend rights as its other stockholders, therefore, unvested restricted stock awards are considered participating securities and the two-class method of computing basic and diluted earnings per share must be applied (see Note 15). The new guidance was applied retroactively to the Company’s historical results of operations, and as a result, the Company’s Condensed Consolidated Statements of Operations for the three and six months ended June 29, 2008 have been adjusted as follows:

(In thousands, except per share data)	Three Months Ended		Six Months Ended
	As Adjusted in this Quarterly Report on Form 10-Q	As Previously Reported in Quarterly Report on Form 10-Q	As Adjusted in this Quarterly Report on Form 10-Q	As Previously Reported in Quarterly Report on Form 10-Q
Net income	$31,157	$28,608	$43,156	$41,365
Net income per share of class A and class B common stock:
Basic	$0.39	$0.36	$0.54	$0.52
Diluted	$0.37	$0.34	$0.51	$0.49
Weighted-average shares:
Basic	79,412	79,412	79,188	79,188
Diluted	83,365	84,036	83,182	83,848

Disclosures about Derivative Instruments and Hedging Activities

On December 29, 2008, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an amendment of SFAS No. 133” (“SFAS No. 161”), which had no financial impact on the Company’s condensed consolidated financial statements and only required additional financial statement disclosures as set forth in Note 13. SFAS No. 161 specifically requires entities to provide enhanced disclosures addressing the following: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”), and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.

Fair Value of Assets and Liabilities

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

In April 2009, the FASB issued three Staff Positions: (i) SFAS No. 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP SFAS No. 157-4”), (ii) SFAS No. 115-2 and SFAS No. 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP SFAS No. 115-2 and FSP SFAS No. 124-2”), and (iii) SFAS No. 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP SFAS No. 107-1 and APB 28-1”), which were adopted by the Company in the second quarter of fiscal 2009. FSP SFAS No. 157-4 provides guidance on how to determine the fair value of assets and liabilities under SFAS No. 157 in the current economic environment and reemphasizes that the objective of a fair value measurement remains an exit price. If the Company were to conclude that there has been a significant decrease in the volume and level of activity of the asset or liability in relation to normal market activities, quoted market values may not be representative of fair value and the Company may conclude that a change in valuation technique or the use of multiple valuation techniques may be appropriate. FSP SFAS No. 115-2 and FSP SFAS No. 124-2 provide additional guidance on presenting impairment losses on securities to bring consistency to the timing of impairment recognition, and provide clarity to investors about the credit and noncredit components of impaired debt securities that are not expected to be sold. FSP SFAS No. 107-1 and APB 28-1 requires disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. FSP SFAS No. 107-1 and APB 28-1 also amends APB Opinion No. 28, “Interim Financial Reporting,” to require those disclosures in summarized financial information at interim reporting periods. The adoption of these Staff Positions had no financial impact on the Company’s condensed consolidated financial statements and only required additional financial statement disclosures (see Notes 2, 5 and 7).

Index

Business Combinations

In April 2009, the FASB issued FSP SFAS No. 141(R)-1 which amends the provisions in SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141(R)”), for the initial recognition and measurement, subsequent measurement and accounting, and disclosures for assets and liabilities arising from contingencies in business combinations. FSP SFAS No. 141(R)-1 eliminates the distinction between contractual and non-contractual contingencies, including the initial recognition and measurement criteria in SFAS No. 141(R) and instead carries forward most of the provisions in SFAS No. 141, "Business Combinations" ("SFAS No. 141"), for acquired contingencies. FSP SFAS No. 141(R)-1 is effective for contingent assets and contingent liabilities acquired in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company’s adoption of FSP SFAS No. 141(R)-1 in the first quarter of fiscal 2009 did not have a material effect on its condensed consolidated financial statements. As a result of the adoption of SFAS No. 141(R), the Company reflected an asset for in-process research and development of $1.0 million in connection with the acquisition of Tilt Solar LLC (“Tilt Solar”) during the second quarter of fiscal 2009 which would have been expensed under previous guidance (see Note 4).

Subsequent Events

In May 2009, the FASB issued SFAS No. 165, "Subsequent Events" ("SFAS No. 165"), which established general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS No. 165 requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for selecting that date, that is, whether that date represents the date the financial statements were issued or were available to be issued. The Company evaluated subsequent events through the date the Quarterly Report on Form 10-Q was issued on July 31, 2009. The Company’s adoption of SFAS No. 165 in the second quarter of fiscal 2009 did not have a material effect on its condensed consolidated financial statements and only required additional financial statement disclosures.

Recent Accounting Pronouncements Not Yet Adopted

With the exception of those discussed below, there have been no recent accounting pronouncements not yet adopted that are of significance, or potential significance, to the Company.

In June 2009, the FASB ratified EITF Issue No. 09-1, “Accounting for Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance” (“EITF 09-1”), which clarifies that share lending arrangements that are executed in connection with convertible debt offerings or other financings should be considered debt issuance costs. At the date of issuance, share lending arrangements entered into on the Company’s class A common stock are required to be measured at fair value and recognized as debt issuance costs in its condensed consolidated financial statements. In connection with the issuance of the 1.25% debentures and 0.75% debentures, the Company loaned approximately 2.9 million shares of its class A common stock to Lehman Brothers International (Europe) Limited (“LBIE”) and approximately 1.8 million shares of its class A common stock to Credit Suisse International (“CSI”) under share lending arrangements. EITF 09-1 will result in significantly higher non-cash amortization of the debt issuance costs and a loss resulting from Lehman Brothers Holding Inc. (“Lehman”) filing a petition for protection under Chapter 11 of the U.S. bankruptcy code on September 15, 2008, and LBIE commencing administration proceedings (analogous to bankruptcy) in the United Kingdom. EITF 09-1 is effective for fiscal years beginning after December 15, 2009, and retrospective application is required for all periods presented. The Company is currently evaluating the impact of the adoption of EITF 09-1 on its condensed consolidated financial statements.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (“SFAS No. 167”). SFAS No. 167 was issued to amend FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46(R)”), to eliminate the exemption for qualifying special purpose entities, provide a new approach for determining which entity should consolidate a variable interest entity, and require an enterprise to regularly perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity. SFAS No. 167 is effective for fiscal years beginning after November 15, 2009. Earlier application is prohibited. The Company is currently evaluating the potential impact, if any, of the adoption of SFAS No. 167 on its condensed consolidated financial statements.

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162” (“SFAS No. 168”), to establish the codification as the source of authoritative accounting principles in the preparation of financial statements in conformity with generally accepted accounting principles (“GAAP”). All guidance contained in the codification carries an equal level of authority. SFAS No. 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009 and will not have an effect on the Company’s condensed consolidated financial statements.

Fiscal Years

The Company reports on a fiscal-year basis and ends its quarters on the Sunday closest to the end of the applicable calendar quarter, except in a 53-week fiscal year, in which case the additional week falls into the fourth quarter of that fiscal year. Fiscal year 2009 consists of 53 weeks while fiscal year 2008 consists of 52 weeks. The second quarter of fiscal 2009 ended on June 28, 2009 and the second quarter of fiscal 2008 ended on June 29, 2008.

Index

Basis of Presentation

The accompanying condensed consolidated interim financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting and include the accounts of the Company and all of its subsidiaries. Intercompany transactions and balances have been eliminated in consolidation. The year-end Condensed Consolidated Balance Sheet data was derived from audited financial statements as adjusted for the retrospective application of FSP APB 14-1 discussed above. Accordingly, these financial statements do not include all of the information and footnotes required by GAAP for complete financial statements and should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 28, 2008.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America ("United States" or "U.S.") requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Significant estimates in these financial statements include percentage-of-completion for construction projects, allowances for doubtful accounts receivable and sales returns, inventory write-downs, estimates for future cash flows and economic useful lives of property, plant and equipment, goodwill, other intangible assets and other long-term assets, asset impairments, valuation of auction rate securities, investments in joint ventures, certain accrued liabilities including accrued warranty reserves, valuation of debt without the conversion feature, and income taxes and tax valuation allowances. Actual results could materially differ from those estimates.

In the three months ended June 28, 2009, the Company identified certain adjustments related to fiscal 2008, primarily due to systems costs and inventory that resulted in recording additional out of period costs of approximately $2.1 million. The effect of these items is not material to estimated pre-tax or net income for the current year.

In the opinion of management, the accompanying condensed consolidated interim financial statements contain all adjustments, consisting only of normal recurring adjustments, which the Company believes are necessary for a fair statement of the Company’s financial position as of June 28, 2009 and its results of operations for the three and six months ended June 28, 2009 and June 29, 2008 and its cash flows for the six months ended June 28, 2009 and June 29, 2008. These condensed consolidated interim financial statements are not necessarily indicative of the results to be expected for the entire year.

Note 2. BALANCE SHEET COMPONENTS

(In thousands)	June 28, 2009	December 28, 2008
Accounts receivable, net:
Accounts receivable, gross	$223,326	$196,316
Less: Allowance for doubtful accounts	(2,648)	(1,863)
Less: Allowance for sales returns	(1,034)	(231)
	$219,644	$194,222

Inventories:
Raw materials(1)	$51,558	$130,082
Work-in-process	5,865	15,505
Finished goods(2)	205,470	105,955
	$262,893	$251,542
(1) In addition to polysilicon and other raw materials for solar cell manufacturing, raw materials include installation materials for systems projects.
(2) The balance of finished goods as of December 28, 2008 increased by $0.2 million for the change in amortization of capitalized non-cash interest expense capitalized in inventory as a result of the Company’s adoption of FSP APB 14-1 (see Note 1).

Prepaid expenses and other current assets:
VAT receivables, current portion	$28,026	$26,489
Deferred tax assets, current portion	5,658	5,658
Debt issuance costs, current portion	2,825	2,150
Foreign currency forward exchange contracts	1,378	11,443
Deferred project costs	34,106	1,459
Other receivables(3)	34,977	36,749
Other prepaid expenses	15,290	14,306
	$122,260	$98,254
(3) Includes tolling agreements with suppliers in which the Company provides polysilicon required for silicon ingot manufacturing and procures the manufactured silicon ingots from the suppliers (see Note 9).

Index

(In thousands)	June 28, 2009	December 28, 2008
Other long-term assets:
VAT receivables, net of current portion	$6,935	$6,692
Debt issuance costs, net of current portion	5,339	2,527
Investments in joint ventures	33,366	29,007
Note receivable(4)	10,000	10,000
Other	30,186	28,525
	$85,826	$76,751
(4) In June 2008, the Company loaned $10.0 million to a third-party private company pursuant to a three-year interest-bearing note receivable that is convertible into equity at the Company’s option.

Accrued liabilities:
VAT payables	$13,883	$18,934
Income taxes payable	—	13,402
Deferred tax liability	5,658	5,658
Foreign currency forward exchange contracts	28,477	45,791
Warranty reserves	30,400	23,872
Employee compensation and employee benefits	14,139	19,018
Deferred revenue	5,908	5,159
Other	31,559	25,215
	$130,024	$157,049

Note 3. PROPERTY, PLANT AND EQUIPMENT

(In thousands)	June 28, 2009	December 28, 2008(1)
Property, plant and equipment, net:
Land and buildings	$17,166	$13,912
Manufacturing equipment	451,717	387,860
Computer equipment	37,734	26,957
Furniture and fixtures	4,406	4,327
Leasehold improvements	160,257	148,190
Construction-in-process	152,426	149,657
	823,706	730,903
Less: Accumulated depreciation	(140,695)	(101,656)
	$683,011	$629,247

(1)
Property, plant and equipment, net increased $16.6 million for non-cash interest expense associated with the 1.25% debentures and 0.75% debentures that was capitalized and added to the cost of qualified assets as a result of the Company’s adoption of FSP APB 14-1 (see Note 1).

Certain manufacturing equipment associated with solar cell manufacturing lines located at one of the Company’s facilities in the Philippines are collateralized in favor of a customer by way of a chattel mortgage, a first ranking mortgage and a security interest in the property. The Company provided security for advance payments received from a customer in fiscal 2008 totaling $40.0 million in the form of collateralized manufacturing equipment with a net book value of $39.4 million and $43.1 million as of June 28, 2009 and December 28, 2008, respectively (see Note 7).

The Company evaluates its long-lived assets, including property, plant and equipment and other intangible assets with finite lives (see Note 4), for impairment whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”). Factors considered important that could result in an impairment review include significant underperformance relative to expected historical or projected future operating results, significant changes in the manner of use of acquired assets and significant negative industry or economic trends.

Ongoing weak global credit market conditions have had a negative impact on the Company’s earnings during the first half of fiscal 2009. From time to time, the Company may temporarily remove certain long-lived assets from service based on projections of reduced capacity needs. The Company believes the current adverse change in its business climate resulting in lower forecasted revenue for fiscal 2009 is temporary in nature and does not indicate that the fair values of its long-lived assets have fallen below their carrying values as of June 28, 2009.

Index

Note 4. BUSINESS COMBINATION, GOODWILL AND OTHER INTANGIBLE ASSETS

Acquisition of Tilt Solar

On April 14, 2009, the Company completed the acquisition of Tilt Solar which was not material to the Company’s financial position or results of operations.

Goodwill

The following table presents the changes in the carrying amount of goodwill under the Company's reportable business segments:

(In thousands)	Systems	Components	Total
As of December 28, 2008	$181,801	$14,919	$196,720
Goodwill acquired	581	—	581
Translation adjustment	—	392	392
As of June 28, 2009	$182,382	$15,311	$197,693

The balance of goodwill within the Systems Segment increased $0.6 million as of June 28, 2009 due to the Company’s acquisition of Tilt Solar, which represents the excess of the purchase price over the fair value of the underlying net tangible and other intangible assets of Tilt Solar. The Company records a translation adjustment for the revaluation of its Euro and Australian dollar functional currency subsidiaries’ goodwill and other intangible assets into U.S. dollar. For the three months ended June 28, 2009, the translation adjustment increased the balance of goodwill within the Components Segment by $0.4 million.

In accordance with SFAS No. 142, “Accounting for Goodwill and Other Intangible Assets” (“SFAS No. 142”), goodwill is tested for impairment at least annually, or more frequently if certain indicators are present. The Company conducts its annual impairment test of goodwill as of the Sunday closest to the end of the third fiscal quarter of each year. Impairment of goodwill is tested at the Company’s reporting unit level which is at the segment level by comparing each segment’s carrying amount, including goodwill, to the fair value of that segment. To determine fair value, the Company has historically utilized a market multiples comparative approach. In performing its analysis, the Company has utilized information with assumptions and projections it considers reasonable and supportable. If the carrying amount of the reporting unit exceeds its implied fair value, goodwill is considered impaired and a second step is performed to measure the amount of impairment loss, if any. Based on its last impairment test as of September 28, 2008, the Company determined there was no impairment.

Under SFAS No. 142, goodwill of a reporting unit shall be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Ongoing weak global credit market conditions have had a negative impact on the Company’s earnings and the profitability of its Systems Segment during the first half of fiscal 2009. Management evaluated all the facts and circumstances, including the duration and severity of the decline in its revenue and market capitalization and the reasons for it, to assess whether an impairment indicator exists that would require impairment testing of its reporting units. Management concluded that no impairment indicator existed as of June 28, 2009, because the decline in revenue is deemed to be temporary in nature and management does not believe that there is a significant adverse change in the long-term business prospects for its Systems Segment.

Other Intangible Assets

The following tables present details of the Company's acquired other intangible assets:

(In thousands)	Gross	Accumulated Amortization	Net
As of June 28, 2009
Patents and purchased technology	$51,398	$(36,668)	$14,730
Purchased in-process research and development	1,000	—	1,000
Tradenames	2,566	(1,934)	632
Customer relationships and other	28,303	(11,576)	16,727
	$83,267	$(50,178)	$33,089

As of December 28, 2008
Patents and purchased technology	$51,398	$(31,322)	$20,076
Tradenames	2,501	(1,685)	816
Customer relationships and other	27,456	(8,858)	18,598
	$81,355	$(41,865)	$39,490

Index

In connection with the acquisition of Tilt Solar, the Company recorded $1.5 million of other intangible assets in the second quarter of fiscal 2009. All of the Company’s acquired other intangible assets, excluding goodwill, are subject to amortization. Amortization expense for other intangible assets totaled $4.1 million and $8.2 million for the three and six months ended June 28, 2009, respectively, and $4.0 million and $8.4 million for the three and six months ended June 29, 2008, respectively. As of June 28, 2009, the estimated future amortization expense related to other intangible assets is as follows (in thousands):

2009 (remaining six months)	$8,288
2010	15,308
2011	5,274
2012	4,114
Thereafter	105
$33,089

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

Assets Measured at Fair Value on a Recurring Basis

The following tables present information about the Company’s available-for-sale securities accounted for under SFAS No. 115, “Accounting for Investment in Certain Debt and Equity Securities” (“SFAS No. 115”), that are measured at fair value on a recurring basis and indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value in accordance with the provisions of SFAS No. 157. Information about the Company’s foreign currency derivatives measured at fair value on a recurring basis is disclosed in Note 13. The Company does not have any nonfinancial assets or nonfinancial liabilities that are recognized or disclosed at fair value in its condensed consolidated financial statements on a recurring basis.

	June 28, 2009
(In thousands)	Level 1	Level 2	Level 3	Total
Assets
Money market funds	$496,130	$—	$796	$496,926
Bank notes	19,825	—	—	19,825
Corporate securities	—	—	18,482	18,482
Total available-for-sale securities	$515,955	$—	$19,278	$535,233

	December 28, 2008
(In thousands)	Level 1	Level 2	Level 3	Total
Assets
Money market funds	$227,190	$—	$7,185	$234,375
Bank notes	49,610	—	—	49,610
Corporate securities	—	9,994	23,577	33,571
Total available-for-sale securities	$276,800	$9,994	$30,762	$317,556

Available-for-sale securities utilizing Level 3 inputs to determine fair value are comprised of investments in money market funds totaling $0.8 million and $7.2 million as of June 28, 2009 and December 28, 2008, respectively, and auction rate securities totaling $18.5 million and $23.6 million as of June 28, 2009 and December 28, 2008, respectively.

Money Market Funds

Investments in money market funds utilizing Level 3 inputs consist of the Company’s investments in the Reserve Primary Fund and the Reserve International Liquidity Fund (collectively referred to as the "Reserve Funds"). The net asset value per share for the Reserve Funds fell below $1.00 because the funds had investments in Lehman, which filed for bankruptcy on September 15, 2008. As a result of this event, the Reserve Funds wrote down their investments in Lehman to zero and also announced that the funds would be closed and distributed to holders. The Company has estimated its loss on the Reserve Funds to be approximately $2.2 million based upon information publicly disclosed by the Reserve Funds relative to its holdings and remaining obligations. The Company recorded impairment charges of zero and $1.2 million in the three and six months ended June 28, 2009, respectively, and $1.0 million during the second half of fiscal 2008, in “Other, net” in its Condensed Consolidated Statements of Operations, thereby establishing a new cost basis for each fund. The Company’s other money market fund instruments are classified within Level 1 of the fair value hierarchy because they are valued using quoted prices for identical instruments in active markets.

Index

Auction Rate Securities

Auction rate securities in which the Company invested are primarily student loans, the majority of which are triple-A rated and substantially guaranteed by the U.S. government under the Federal Family Education Loan Program (“FFELP”). Historically, these securities have provided liquidity through a Dutch auction at pre-determined intervals every 7 to 49 days. At the end of each reset period, investors can continue to hold the securities or sell the securities at par through an auction process. The “stated” or “contractual” maturities for these securities generally are between 20 to 30 years. Beginning in February 2008, the auction rate securities market experienced a significant increase in the number of failed auctions, resulting from a lack of liquidity, which occurs when sell orders exceed buy orders, and does not necessarily signify a default by the issuer.

All auction rate securities held by the Company have failed to clear at auctions in subsequent periods. For failed auctions, the Company continues to earn interest on these investments at the contractual rate. Prior to 2008, failed auctions rarely occurred, however, such failures could continue to occur in the future. In the event the Company needs to access funds invested in such auction rate securities, the Company will not be able to do so until a future auction is successful, the issuer redeems the securities, a buyer is found outside of the auction process or the securities mature. Accordingly, auction rate securities held are classified as “Long-term investments” in the Condensed Consolidated Balance Sheets, because they are not expected to be used to fund current operations and such classification is consistent with the stated contractual maturities of the securities.

The Company determined that use of a valuation model was the best available technique for measuring the fair value of its auction rate securities. The Company used an income approach valuation model to estimate the price that would be received to sell its securities in an orderly transaction between market participants ("exit price") as of the balance sheet dates. The exit price was derived as the weighted average present value of expected cash flows over various periods of illiquidity, using a risk adjusted discount rate that was based on the credit risk and liquidity risk of the securities. While the valuation model was based on both Level 2 (credit quality and interest rates) and Level 3 inputs, the Company determined that the Level 3 inputs were the most significant to the overall fair value measurement, particularly the estimates of risk adjusted discount rates and ranges of expected periods of illiquidity. The valuation model also reflected the Company's intention to hold its auction rate securities until they can be liquidated in a market that facilitates orderly transactions. The following key assumptions were used in the valuation model:

·	5 years to liquidity;
·	continued receipt of contractual interest which provides a premium spread for failed auctions; and
·	discount rates ranging from 4.4% to 9.47%, which incorporates a spread for both credit and liquidity risk.

Based on these assumptions, the Company estimated that the auction rate securities with a stated par value of $21.1 million at June 28, 2009 would be valued at approximately 88% of their stated par value, or $18.5 million, representing a decline in value of approximately $2.6 million. At December 28, 2008, the Company estimated that auction rate securities with a stated par value of $26.1 million would be valued at approximately 91% of their stated par value, or $23.6 million, representing a decline in value of approximately $2.5 million. Due to one auction rate security’s downgrade from a triple-A rating to a Baa1 rating, the length of time that has passed since the auctions failed and the ongoing uncertainties regarding future access to liquidity, the Company has determined the impairment is other-than-temporary and recorded impairment losses of $0.5 million and $0.6 million in the three and six months ended June 28, 2009, respectively, and $2.5 million in the fourth quarter of fiscal 2008, in “Other, net” in its Condensed Consolidated Statements of Operations. The following table provides a summary of changes in fair value of the Company’s available-for-sale securities utilizing Level 3 inputs for the six months ended June 28, 2009:

(In thousands)	Money Market Funds	Auction Rate Securities
Balance at December 28, 2008	$7,185	$23,577
Sales and distributions (1)	(5,151)	(4,526)
Impairment loss recorded in “Other, net”	(1,238)	(569)
Balance at June 28, 2009	$796	$18,482

(1)
The Company sold an auction rate security with a carrying value of $4.5 million for $4.6 million to a third-party outside of the auction process and received distributions of $5.2 million from the Reserve Funds.

The following table provides a summary of changes in fair value of the Company’s available-for-sale securities which utilized Level 3 inputs for the six months ended June 29, 2008:

(In thousands)	Auction Rate Securities
Balance at December 31, 2007	$—
Transfers from Level 2 to Level 3	29,050
Purchases	10,000
Sales	(13,000)
Unrealized loss included in other comprehensive income	(964)
Balance at June 29, 2008	$25,086

Index

The following table summarizes unrealized gains and losses by major security type designated as available-for-sale:

	June 28, 2009				December 28, 2008
		Unrealized				Unrealized
(In thousands)	Cost	Gross Gains	Gross Losses	Fair Value	Cost	Gross Gains	Gross Losses	Fair Value
Money market funds	$496,926	$—	$—	$496,926	$234,375	$—	$—	$234,375
Bank notes	19,825	—	—	19,825	49,610	—	—	49,610
Corporate securities	18,482	—	—	18,482	33,579	2	(10)	33,571
Total available-for-sale securities	$535,233	$—	$—	$535,233	$317,564	$2	$(10)	$317,556

 The classification of available-for-sale securities and cash deposits is as follows:

	June 28, 2009			December 28, 2008
(In thousands)	Available- For-Sale	Cash Deposits	Total	Available- For-Sale	Cash Deposits	Total
Cash and cash equivalents	$384,226	$72,609	$456,835	$101,523	$100,808	$202,331
Short-term restricted cash(1)	28,303	—	28,303	13,240	—	13,240
Short-term investments	796	—	796	17,179	—	17,179
Long-term restricted cash(1)	103,426	85,809	189,235	162,037	—	162,037
Long-term investments	18,482	—	18,482	23,577	—	23,577
	$535,233	$158,418	$693,651	$317,556	$100,808	$418,364

(1)	The Company provided security in the form of cash collateralized bank standby letters of credit for advance payments received from customers.

The contractual maturities of available-for-sale securities is as follows:

(In thousands)	June 28, 2009	December 28, 2008
Due in less than one year	$516,751	$186,540
Due from one to two years (1)	—	3,206
Due from two to twenty years	18,482	127,810
	$535,233	$317,556

(1) The Company classifies all available-for-sale securities that are intended to be available for use in current operations as short term investments.

Assets Measured at Fair Value on a Non-Recurring Basis

The Company holds minority investments comprised of common and preferred stock in certain non-public companies. The Company monitors these minority investments for impairment and records reductions in the carrying values when necessary. Circumstances that indicate an other-than-temporary decline include valuation ascribed to the issuing company in subsequent financing rounds, decreases in quoted market price and declines in operations of the issuer. As of June 28, 2009 and December 28, 2008, the Company had $33.4 million and $29.0 million, respectively, in investments accounted for under APB Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock” (the “equity method”), and $3.1 million in investments accounted for under the cost method (see Note 10). During the fourth quarter of fiscal 2008, the Company recorded an other-than-temporary impairment charge of $1.9 million on its non-publicly traded investment accounted for using the cost method, due to the deterioration of the credit market and economic environment.

The following table provides a summary of changes in fair value of the Company’s minority investments in certain non-public companies, all of which utilize Level 3 inputs under the fair value hierarchy:

	Common and Preferred Stock
(In thousands)	June 28, 2009	June 29, 2008
Balance at the beginning of the period	$32,066	$5,304
Purchases	—	12,625
Payments	(19)	—
Equity in earnings of unconsolidated investees	4,378	1,874
Balance at the end of the period	$36,425	$19,803

Index

Note 6. ADVANCES TO SUPPLIERS

The Company has entered into agreements with various polysilicon, ingot, wafer, solar cell and solar panel vendors that specify future quantities and pricing of products to be supplied by the vendors for periods up to 12 years. Certain agreements also provide for penalties or forfeiture of advanced deposits in the event the Company terminates the arrangements (see Note 9). Under certain agreements, the Company is required to make prepayments to the vendors over the terms of the arrangements. In the first half of fiscal 2009, the Company paid advances totaling $5.6 million in accordance with the terms of existing supply agreements. As of June 28, 2009 and December 28, 2008, advances to suppliers totaled $141.1 million and $162.6 million, respectively, the current portion of which is $28.0 million and $43.2 million, respectively.

The Company’s future prepayment obligations related to these agreements as of June 28, 2009 are as follows (in thousands):

2009 (remaining six months)	$92,546
2010	161,414
2011	121,564
2012	72,694
$448,218

Note 7. ADVANCES FROM CUSTOMERS

From time to time, the Company enters into agreements where customers make advances for future purchases of solar power products. In general, the Company pays no interest on the advances and applies the advances as shipments of products occur.

In August 2007, the Company entered into an agreement with a third-party to supply polysilicon. Under the polysilicon agreement, the Company received advances of $40.0 million in each of fiscal 2008 and 2007 from this third party. Commencing in fiscal 2010 and continuing through 2019, these advance payments are to be applied as a credit against the third party’s polysilicon purchases from the Company. Such polysilicon is expected to be used by the third party to manufacture ingots, and potentially wafers, which are to be sold to the Company under an ingot supply agreement. As of June 28, 2009, the outstanding advance was $80.0 million of which $4.0 million had been classified in short-term customer advances and $76.0 million in long-term customer advances in the accompanying Condensed Consolidated Balance Sheets, based on projected product shipment dates. As of December 28, 2008, the outstanding advance of $80.0 million was classified in long-term customer advances. The Company provided security for advances of $40.0 million received in fiscal 2008 in the form of collateralized manufacturing equipment with a net book value of $39.4 million and $43.1 million as of June 28, 2009 and December 28, 2008, respectively (see Note 3).

In April 2005, the Company entered into an agreement with one of its customers to supply solar cells. As part of this agreement, the customer agreed to fund 30.0 million Euros (approximately $35.5 million based on the exchange rate as of January 1, 2006) for the expansion of the Company’s manufacturing capacity to support this customer’s solar cell product demand. Beginning on January 1, 2006, the Company was obligated to pay interest at a rate of 5.7% per annum on the remaining unpaid balance. The Company’s settlement of principal on the advances was recognized over product deliveries at a specified rate on a per-unit-of-product-delivered basis through the second quarter of fiscal 2009. As of June 28, 2009, the remaining outstanding advance was 10.3 million Euros (approximately $14.5 million based on the exchange rate as of June 28, 2009) of which $8.4 million and $6.1 million had been classified in short-term and long-term customer advances, respectively. As of December 28, 2008, the remaining outstanding advance was 12.5 million Euros (approximately $17.5 million based on the exchange rate as of December 28, 2008) of which $8.4 million and $9.1 million had been classified in short-term and long-term customer advances, respectively. The Company has utilized all funds advanced by this customer towards expansion of the Company’s manufacturing capacity.

The Company has also entered into other agreements with customers who have made advance payments for solar products. These advances will be applied as shipments of product occur. As of June 28, 2009 and December 28, 2008, such customers had made advances of $7.7 million and $12.9 million, respectively.

The estimated utilization of advances from customers and the related interest of $0.7 million thereto are (in thousands):

2009 (remaining six months)	$10,295
2010	20,314
2011	8,282
2012	8,000
2013	8,000
Thereafter	48,000
$102,891

Index

Note 8. RESTRUCTURING COSTS

The Company records restructuring costs in accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS No. 146”). In response to deteriorating economic conditions, the Company reduced its global workforce of regular employees by approximately 80 positions in the first half of fiscal 2009 in order to reduce its annual operating expenses. The restructuring actions included charges of $0.5 million and $1.7 million in the three and six months ended June 28, 2009, respectively, for severance, benefits and related costs.

A summary of total restructuring activity for the three and six months ended June 28, 2009 is as follows:

	Workforce Reduction Accrual
(In thousands)	Three Months Ended	Six Months Ended
Balance at the beginning of the period	$156	$—
Restructuring charges	497	1,682
Cash payments	(540)	(1,569)
Balance at the end of the period	$113	$113

Restructuring accruals totaled $0.1 million as of June 28, 2009 and are recorded in “Accrued liabilities” in the Condensed Consolidated Balance Sheet and represent estimated future cash outlays primarily related to severance expected to be paid within the third quarter of fiscal 2009.

A summary of the charges in the Condensed Consolidated Statements of Operations resulting from workforce reductions during the three and six months ended June 28, 2009 is as follows:

(In thousands)	Three Months Ended	Six Months Ended
Cost of systems revenue	$80	$259
Cost of components revenue	21	49
Research and development	53	130
Sales, general and administrative	343	1,244
Total restructuring charges	$497	$1,682

Note 9. COMMITMENTS AND CONTINGENCIES

Operating Lease Commitments

The Company leases its San Jose, California facility under a non-cancelable operating lease from Cypress, which expires in April 2011. In addition, the Company leases its Richmond, California facility under a non-cancelable operating lease from an unaffiliated third-party, which expires in September 2018. The Company also has various lease arrangements, including for its European headquarters located in Geneva, Switzerland under a lease that expires in September 2012, as well as sales and support offices in Southern California, New Jersey, Australia, Canada, Germany, Italy, Spain and South Korea, all of which are leased from unaffiliated third-parties. Future minimum obligations under all non-cancelable operating leases as of June 28, 2009 are as follows (in thousands):

2009 (remaining six months)	$2,828
2010	5,063
2011	3,735
2012	2,843
2013	2,761
Thereafter	14,630
$31,860

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

Index

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

As of June 28, 2009, total obligations related to non-cancelable purchase orders totaled approximately $82.9 million and long-term supply agreements totaled approximately $4,040.3 million. Future purchase obligations under non-cancelable purchase orders and long-term supply agreements as of June 28, 2009 are as follows (in thousands):

2009 (remaining six months)	$283,425
2010	585,909
2011	584,502
2012	360,028
2013	278,338
Thereafter	2,031,026
$4,123,228

Total future purchase commitments of $4,123.2 million as of June 28, 2009 include tolling agreements with suppliers in which the Company provides polysilicon required for silicon ingot manufacturing and procures the manufactured silicon ingots from the supplier. Annual future purchase commitments in the table above are calculated using the gross price paid by the Company for silicon ingots and are not reduced by the price paid by suppliers for polysilicon. Total future purchase commitments as of June 28, 2009 would be reduced by $598.7 million to $3,524.5 million had the Company’s obligations under such tolling agreements been disclosed using net cash outflows.

Product Warranties

The Company generally warrants or guarantees the performance of the solar panels that it manufactures at certain levels of power output for 25 years. In addition, the Company passes through to customers long-term warranties from the original equipment manufacturers (“OEMs”) of certain system components. Warranties of 25 years from solar panels suppliers are standard in the solar industry, while inverters typically carry warranty periods ranging from 5 to 10 years. In addition, the Company generally warrants its workmanship on installed systems for a period of 1, 2, 5 or 10 years. The Company maintains reserves to cover potential liability that could result from these warranties. The Company’s potential liability is generally in the form of product replacement or repair. Warranty reserves are based on the Company’s best estimate of such liabilities and are recognized as a cost of revenue. The Company continuously monitors product returns for warranty failures and maintains a reserve for the related warranty expenses based on various factors including, historical warranty claims, results of accelerated lab testing, field monitoring, vendor reliability estimates, and data on industry averages for similar products. Historically, warranty costs have been within management’s expectations.

Provisions for warranty reserves charged to cost of revenue were $5.3 million and $9.0 million during the three and six months ended June 28, 2009, respectively, and $4.9 million and $9.8 million for the three and six months ended June 29, 2008, respectively. Activity within accrued warranty for the three and six months ended June 28, 2009 and June 29, 2008 is summarized as follows:

	Three Months Ended		Six Months Ended
(In thousands)	June 28, 2009	June 29, 2008	June 28, 2009	June 29, 2008
Balance at the beginning of the period	$30,566	$19,517	$28,062	$17,194
Accruals for warranties issued during the period	5,316	4,941	8,993	9,840
Settlements made during the period	(1,774)	(1,937)	(2,947)	(4,513)
Balance at the end of the period	$34,108	$22,521	$34,108	$22,521

The accrued warranty balance at June 28, 2009 and December 28, 2008 includes $3.7 million and $4.2 million, respectively, of accrued costs primarily related to servicing the Company’s obligations under long-term maintenance contracts entered into under the Systems Segment and such balances are included in “Other long-term liabilities” in the Condensed Consolidated Balance Sheets.

Uncertain Tax Positions

Total liabilities associated with uncertain tax positions under FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, and Related Implementation Issues” (“FIN 48”), were $12.9 million and $12.8 million as of June 28, 2009 and December 28, 2008, respectively, and are included in "Other long-term liabilities" in the Company’s Condensed Consolidated Balance Sheets as they are not expected to be paid within the next twelve months. Due to the complexity and uncertainty associated with its tax positions, the Company cannot make a reasonably reliable estimate of the period in which cash settlement will be made for its liabilities associated with uncertain tax positions in other long-term liabilities.

Index

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

Note 10. JOINT VENTURES

Woongjin Energy Co., Ltd (“Woongjin Energy”)

The Company and Woongjin Holdings Co., Ltd. (“Woongjin”), a provider of environmental products located in Korea, formed Woongjin Energy in fiscal 2006, a joint venture to manufacture monocrystalline silicon ingots. The Company and Woongjin have funded the joint venture through capital investments. In January 2008, the Company invested an additional $5.4 million in the joint venture. Until Woongjin Energy engages in an IPO, Woongjin Energy will refrain from declaring or making any distributions, including dividends, unless its debt-to-equity ratio immediately following such distribution would not be greater than 200%. The Company supplies polysilicon, services and technical support required for silicon ingot manufacturing to the joint venture, and the Company procures the manufactured silicon ingots from the joint venture under a five-year agreement. Payments to Woongjin Energy for manufacturing silicon ingots totaled $42.5 million and $74.8 million during the three and six months ended June 28, 2009, respectively, and $9.2 million and $15.0 million during the three and six months ended June 29, 2008, respectively. As of June 28, 2009 and December 28, 2008, $13.6 million and $22.5 million, respectively, remained due and payable to Woongjin Energy.

As of June 28, 2009 and December 28, 2008, the Company had a $28.5 million and $24.0 million, respectively, investment in the joint venture in its Condensed Consolidated Balance Sheets which represented a 40% equity investment. The Company periodically evaluates the qualitative and quantitative attributes of its relationship with Woongjin Energy to determine whether the Company is the primary beneficiary of the joint venture and needs to consolidate Woongjin Energy’s results into the Company’s financial statements in accordance with FIN 46(R). The Company has concluded it is not the primary beneficiary of the joint venture because Woongjin Energy supplies only a portion of the Company’s future estimated total ingot requirement through 2012 and the existing supply agreement is shorter than the estimated economic life of the joint venture. In addition, the Company believes that Woongjin is the primary beneficiary of the joint venture because Woongjin guarantees the initial $33.0 million loan for Woongjin Energy and exercises significant control over Woongjin Energy’s board of directors, management, and daily operations.

The Company accounts for its investment in Woongjin Energy using the equity method of accounting in which the investment is classified as “Other long-term assets” in the Condensed Consolidated Balance Sheets and the Company’s share of Woongjin Energy’s income totaling $3.2 million and $4.5 million for the three and six months ended June 28, 2009, respectively, and $1.3 million and $1.9 million for the three and six months ended June 29, 2008, respectively, is included in “Equity in earnings of unconsolidated investees” in the Condensed Consolidated Statements of Operations. The amount of equity earnings increased year-over-year due to: (i) increases in production since Woongjin Energy began manufacturing in the third quarter of fiscal 2007 and (ii) the Company’s equity investment increased from 27.4% as of June 29, 2008 to 40% as of June 28, 2009. Neither party has contractual obligations to provide any additional funding to the joint venture. The Company’s maximum exposure to loss as a result of its involvement with Woongjin Energy is limited to its carrying value.

The Company conducted other related-party transactions with Woongjin Energy during fiscal 2008. The Company recognized zero and $0.6 million in components revenue during the three and six months ended June 29, 2008, respectively, related to the sale of solar panels to Woongjin Energy. As of June 28, 2009 and December 28, 2008, zero and $0.8 million, respectively, remained due and receivable from Woongjin Energy related to the sale of solar panels.

Index

Summarized financial information adjusted to conform to U.S. GAAP for Woongjin Energy, as it qualifies as a “significant investee” of the Company as defined in SEC Regulation S-X Rule 1-02(bb) during the six months ended June 28, 2009, is as follows:

(In thousands)	Six Months Ended
Revenue	$43,701
Gross margin	25,993
Operating income	23,817
Net income	12,339

First Philec Solar Corporation (“First Philec Solar”)

The Company and First Philippine Electric Corporation (“First Philec”) formed First Philec Solar in fiscal 2007, a joint venture to provide wafer slicing services of silicon ingots to the Company. The Company and First Philec have funded the joint venture through capital investments. In fiscal 2008, the Company invested an additional $4.2 million in the joint venture. The Company supplies to the joint venture silicon ingots and technology required for slicing silicon, and the Company procures the silicon wafers from the joint venture under a five-year wafering supply and sales agreement. This joint venture is located in the Philippines and became operational in the second quarter of fiscal 2008. In the three and six months ended June 28, 2009, the Company paid $9.0 million and $15.8 million, respectively, to First Philec Solar for wafer slicing services of silicon ingots. As of June 28, 2009 and December 28, 2008, $3.3 million and $1.9 million, respectively, remained due and payable to First Philec Solar.

As of June 28, 2009 and December 28, 2008, the Company had a $4.9 million and $5.0 million, respectively, investment in the joint venture in its Condensed Consolidated Balance Sheets which represented a 19% equity investment. The Company periodically evaluates the qualitative and quantitative attributes of its relationship with First Philec Solar to determine whether the Company is the primary beneficiary of the joint venture and needs to consolidate First Philec Solar’s results into the Company’s financial statements in accordance with FIN 46(R). The Company has concluded it is not the primary beneficiary of the joint venture because the existing five-year agreement discussed above is considered a short period compared against the estimated economic life of the joint venture. In addition, the Company believes that First Philec is the primary beneficiary of the joint venture because First Philec exercises significant control over First Philec Solar’s board of directors, management, and daily operations.

The Company accounts for this investment using the equity method of accounting since the Company is able to exercise significant influence over First Philec Solar due to its board positions. The Company’s investment is classified as “Other long-term assets” in the Condensed Consolidated Balance Sheets and the Company’s share of First Philec Solar’s losses totaling $0.1 million in each of the three and six months ended June 28, 2009 is included in “Equity in earnings of unconsolidated investees” in the Condensed Consolidated Statement of Operations. The Company’s maximum exposure to loss as a result of its involvement with First Philec Solar is limited to its carrying value.

Note 11. DEBT AND CREDIT SOURCES

Line of Credit

On July 13, 2007, the Company entered into a credit agreement with Wells Fargo Bank, N.A. (“Wells Fargo”) and has entered into amendments to the credit agreement from time to time. As of June 28, 2009, the credit agreement provides for a $50.0 million revolving credit line, with a $50.0 million letter of credit subfeature, and a separate $150.0 million collateralized letter of credit facility. The Company may borrow up to $50.0 million and request that Wells Fargo issue up to $50.0 million in letters of credit under the letter of credit subfeature through March 27, 2010. Letters of credit issued under the subfeature reduce the Company’s borrowing capacity under the revolving credit line. Additionally, the Company may request that Wells Fargo issue up to $150.0 million in letters of credit under the collateralized letter of credit facility through March 27, 2014. As detailed in the agreement, the Company pays interest of LIBOR plus 2% on outstanding borrowings under the revolving credit line, and a fee of 2% and 0.2% to 0.4% depending on maturity for outstanding letters of credit under the letter of credit subfeature and collateralized letter of credit facility, respectively. At any time, the Company can prepay outstanding loans without penalty. All borrowings under the revolving credit line must be repaid by March 27, 2010, and all letters of credit issued under the letter of credit subfeature expire on or before March 27, 2010 unless the Company provides by such date collateral in the form of cash or cash equivalents in the aggregate amount available to be drawn under letters of credit outstanding at such time. All letters of credit issued under the collateralized letter of credit facility expire no later than March 27, 2014.

In connection with the credit agreement, the Company entered into a security agreement with Wells Fargo, granting a security interest in a securities account and a deposit account to secure its obligations in connection with any letters of credit that might be issued under the collateralized letter of credit facility. SunPower North America, LLC and SunPower Corporation, Systems (“SP Systems”), both wholly-owned subsidiaries of the Company, also entered into an associated continuing guaranty with Wells Fargo. In addition, SP Systems pledged 60% of its equity interest in SunPower Systems SARL to Wells Fargo in the second quarter of fiscal 2009 to collateralize up to $50.0 million of the Company’s obligations under the revolving credit line. The terms of the credit agreement include certain conditions to borrowings, representations and covenants, and events of default customary for financing transactions of this type. Covenants contained in the credit agreement include, but are not limited to, restrictions on the incurrence of additional indebtedness, pledging of assets, payment of dividends or distribution on its common stock, and purchases of property, plant and equipment and financial covenants with respect to certain liquidity, net worth and profitability metrics. If the Company fails to comply with the financial and other restrictive covenants contained in the credit agreement resulting in an event of default, all debt to Wells Fargo could become immediately due and payable and the Company’s other debt may become due and payable in the event there are cross-default provisions in the agreements governing such debt.

As of June 28, 2009 and December 28, 2008, no amounts were outstanding on the revolving credit line and letters of credit totaling $49.1 million and $29.9 million, respectively, were issued by Wells Fargo under the letter of credit subfeature. In addition, letters of credit totaling $93.1 million and $76.5 million were issued by Wells Fargo under the collateralized letter of credit facility as of June 28, 2009 and December 28, 2008, respectively. As of June 28, 2009 and December 28, 2008, cash available to be borrowed under the revolving credit line was $0.9 million and $20.1 million, respectively, and includes letter of credit capacities available to be issued by Wells Fargo under the letter of credit subfeature. Letters of credit available under the collateralized letter of credit facility at June 28, 2009 and December 28, 2008 totaled $56.9 million and $73.5 million, respectively.

Term Loan with Union Bank, N.A. (“Union Bank”)

On April 17, 2009, the Company entered into a loan agreement with Union Bank under which the Company borrowed $30.0 million for a term of three years at an interest rate of LIBOR plus 2%, or approximately 2.3% at June 28, 2009. The loan is to be repaid in eight equal quarterly installments of principal plus interest commencing June 30, 2010. Unless and until the Company has granted to Union Bank a security interest in cash collateral not less than 105% of the outstanding principal amount of the loan, the Company must maintain a depository account with Union Bank holding a predetermined amount of funds. During the first year of the loan, such account is required to hold at all times a balance equal to the aggregate sum of $10.0 million plus interest due and payable during the following 12 months, calculated monthly on a rolling basis. During the second and third years of the loan, such account is required to hold at all times a balance equal to the aggregate payments due and payable with respect to principal and interest during the following 12 months, calculated monthly on a rolling basis. In connection with the loan agreement, the Company entered into a security agreement with Union Bank, which will grant a security interest in the deposit account in favor of Union Bank on April 1, 2010 if, prior to then, all of the Company’s 0.75% debentures have not been converted or exchanged in a manner satisfactory to Union Bank. SunPower North America, LLC and SP Systems, both wholly-owned subsidiaries of the Company, have each guaranteed $30.0 million in principal plus interest of the Company’s obligations under the loan agreement. The agreements governing the term loan with Union Bank include certain representations, covenants, and events of default customary for financing transactions of this type.

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

Under the terms of the facility agreement, the Company may borrow up to Malaysian Ringgit 1.0 billion (approximately $283.1 million based on the exchange rate as of June 28, 2009) to finance the construction of its third solar cell manufacturing facility in Malaysia. The loans within the facility agreement are divided into two tranches that may be drawn through June 2010. Principal is to be repaid in six quarterly payments starting in July 2015, and a non-weighted average interest rate of approximately 4.4% per annum accrues and is payable starting in July 2015. The Company has the ability to prepay outstanding loans without premium or penalty and all borrowings must be repaid by October 30, 2016. The terms of the facility agreement include certain conditions to borrowings, representations and covenants, and events of default customary for financing transactions of this type. As of June 28, 2009 and December 28, 2008, the Company had borrowed Malaysian Ringgit 375.0 million (approximately $106.2 million based on the exchange rate as of June 28, 2009) and Malaysian Ringgit 190.0 million (approximately $54.6 million based on the exchange rate as of December 28, 2008), respectively, under the facility agreement.

4.75%, 1.25% and 0.75% Convertible Debentures

The following table summarizes the Company’s outstanding convertible debt:

	June 28, 2009			December 28, 2008
(In thousands)	Carrying Value	Face Value	Fair Value(1)	Carrying Value	Face Value	Fair Value(1)
4.75% debentures	$230,000	$230,000	$264,617	$—	$—	$—
1.25% debentures	162,339	198,608	155,731	156,350	198,608	143,991
0.75% debentures	140,501	151,883	137,454	200,823	225,000	166,747
	$532,840	$580,491	$557,802	$357,173	$423,608	$310,738

(1)	The fair value of the convertible debt was determined based on quoted market prices as reported by an independent pricing source.

Index

In May 2009, the Company issued $230.0 million in principal amount of its 4.75% senior convertible debentures and received net proceeds of $225.0 million, before payment of the offering expenses and the cost of the convertible debenture hedge transactions described below. Interest on the 4.75% debentures is payable on April 15 and October 15 of each year, beginning on October 15, 2009. Holders of the 4.75% debentures are able to exercise their right to convert the debentures at any time into shares of the Company’s class A common stock at a conversion price equal to $26.40 per $1,000 principal amount. The applicable conversion rate may adjust in certain circumstances, including upon a fundamental change, as defined in the indenture governing the 4.75% debentures. If not earlier converted, the 4.75% debentures mature on April 15, 2014. Holders may also require the Company to repurchase all or a portion of their 4.75% debentures upon a fundamental change at a cash repurchase price equal to 100% of the principal amount plus accrued and unpaid interest. In the event of certain events of default, such as the Company’s failure to make certain payments or perform or observe certain obligations thereunder, Wells Fargo, the trustee, or holders of a specified amount of then-outstanding 4.75% debentures will have the right to declare all amounts then outstanding due and payable.

In February 2007, the Company issued $200.0 million in principal amount of its 1.25% senior convertible debentures and received net proceeds of $194.0 million. Interest on the 1.25% debentures is payable on February 15 and August 15 of each year, which commenced August 15, 2007. The 1.25% debentures mature on February 15, 2027. Holders may require the Company to repurchase all or a portion of their 1.25% debentures on each of February 15, 2012, February 15, 2017 and February 15, 2022, or if the Company experiences certain types of corporate transactions constituting a fundamental change, as defined in the indenture governing the 1.25% debentures. In addition, the Company may redeem some or all of the 1.25% debentures on or after February 15, 2012. The 1.25% debentures are convertible, subject to certain conditions, into cash up to the lesser of the principal amount or the conversion value. If the conversion value is greater than $1,000, then the excess conversion value will be convertible into the Company’s class A common stock. The initial effective conversion price of the 1.25% debentures is approximately $56.75 per share and is subject to customary adjustments in certain circumstances.

In July 2007, the Company issued $225.0 million in principal amount of its 0.75% senior convertible debentures and received net proceeds of $220.1 million. Interest on the 0.75% debentures is payable on February 1 and August 1 of each year, which commenced February 1, 2008. The 0.75% debentures mature on August 1, 2027. Holders may require the Company to repurchase all or a portion of their 0.75% debentures on each of August 1, 2010, August 1, 2015, August 1, 2020, and August 1, 2025, or if the Company is involved in certain types of corporate transactions constituting a fundamental change, as defined in the indenture governing the 0.75% debentures. In addition, the Company may redeem some or all of the 0.75% debentures on or after August 1, 2010. The 0.75% debentures will be classified as short-term debt in the Company’s Condensed Consolidated Balance Sheet beginning on August 1, 2009. The 0.75% debentures are convertible, subject to certain conditions, into cash up to the lesser of the principal amount or the conversion value. If the conversion value is greater than $1,000, then the excess conversion value will be convertible into cash, class A common stock or a combination of cash and class A common stock, at the Company’s election. The initial effective conversion price of the 0.75% debentures is approximately $82.24 per share and is subject to customary adjustments in certain circumstances.

The 4.75% debentures, 1.25% debentures and 0.75% debentures are senior, unsecured obligations of the Company, ranking equally with all existing and future senior unsecured indebtedness of the Company. The 4.75% debentures, 1.25% debentures and 0.75% debentures are effectively subordinated to the Company’s indebtedness to the extent of the value of the related collateral and structurally subordinated to indebtedness and other liabilities of the Company’s subsidiaries. The 4.75% debentures, 1.25% debentures and 0.75% debentures do not contain any sinking fund requirements.

If the closing price of the Company’s class A common stock equaled or exceeded 125% of the initial effective conversion price governing the 1.25% debentures and/or 0.75% debentures for 20 out of 30 consecutive trading days in the last month of the fiscal quarter then holders of the 1.25% debentures and/or 0.75% debentures have the right to convert the debentures any day in the following fiscal quarter. For the quarter ended September 28, 2008, the closing price of the Company’s class A common stock equaled or exceeded 125% of the $56.75 per share initial effective conversion price governing the 1.25% debentures for 20 out of 30 consecutive trading days ending on September 28, 2008, thus holders of the 1.25% debentures were able to exercise their right to convert the debentures any day during the fourth quarter in fiscal 2008. As of December 28, 2008, the Company received notices for the conversion of approximately $1.4 million of the 1.25% debentures which the Company settled for approximately $1.2 million in cash and 1,000 shares of class A common stock.

Because the closing price of the Company’s class A common stock on at least 20 of the last 30 trading days during the fiscal quarters ending June 28, 2009, March 29, 2009 and December 28, 2008 did not equal or exceed $70.94, or 125% of the applicable conversion price for its 1.25% debentures, and $102.80, or 125% of the applicable conversion price for its 0.75% debentures, holders of the 1.25% debentures and 0.75% debentures are unable to exercise their right to convert the debentures, based on the market price conversion trigger, any day in the first, second and third quarters of fiscal 2009. Accordingly, the Company classified the 1.25% debentures and 0.75% debentures as long-term debt in its Condensed Consolidated Balance Sheets as of June 28, 2009 and December 28, 2008. This test is repeated each fiscal quarter, therefore, if the market price conversion trigger is satisfied in a subsequent quarter, the debentures may again be re-classified as short-term debt.

Index

The 1.25% debentures and 0.75% debentures are subject to the provisions of FSP APB 14-1, adopted by the Company on December 29, 2008, since the debentures must be settled at least partly in cash upon conversion. The 4.75% debentures are not subject to the provisions of FSP APB 14-1 since they are only convertible into the Company’s class A common stock. The Company estimated that the effective interest rate for similar debt without the conversion feature was 9.25% and 8.125% on the 1.25% debentures and 0.75% debentures, respectively. The principal amount of the outstanding debentures, the unamortized discount and the net carrying value as of June 28, 2009 was $350.5 million, $47.7 million and $302.8 million, respectively, and as of December 28, 2008 was $423.6 million, $66.4 million and $357.2 million, respectively. In the second quarter of fiscal 2009, the Company repurchased a portion of its 0.75% debentures with a principal amount, unamortized discount and net carrying value of $73.1 million, $5.9 million and $67.2 million, respectively, for approximately $67.9 million. The Company recognized $5.9 million and $10.9 million in non-cash interest expense during the three and six months ended June 28, 2009, respectively, related to the adoption of FSP APB 14-1, as compared to $4.3 million and $8.7 million during the three and six months ended June 29, 2008, respectively (see Note 1). As of June 28, 2009, the remaining weighted average period over which the unamortized discount will be recognized is as follows (in thousands):

2009 (remaining six months)	$11,405
2010	19,661
2011	14,687
2012	1,898
$47,651

Call Spread Overlay (“CSO”)

Concurrent with the issuance of the 4.75% debentures, the Company entered into certain convertible debenture hedge transactions (the “Purchased Options”) with affiliates of certain of the 4.75% debenture underwriters. The Purchased Options allow the Company to purchase up to approximately 8.7 million shares of the Company’s class A common stock and are intended to reduce the potential dilution upon conversion of the 4.75% debentures in the event that the market price per share of the Company’s class A common stock at the time of exercise is greater than the conversion price of the 4.75% debentures. The Purchased Options will be settled on a net share basis. Each convertible debenture hedge transaction is a separate transaction, entered into by the Company with each option counter-party, and is not part of the terms of the 4.75% debentures. The Company paid aggregate consideration of $97.3 million for the Purchased Options on May 4, 2009. The exercise price of the Purchased Options is $26.40 per share of the Company’s class A common stock, subject to adjustment for customary anti-dilution and other events.

Under EITF 07-5, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity's Own Stock” (“EITF 07-5”), the Purchased Options are deemed to be a mark-to-market derivative during the period in which the over-allotment option in favor of the 4.75% debenture underwriters is unexercised. The Company entered into the debenture underwriting agreement on April 28, 2009 and the 4.75% debenture underwriters exercised the over-allotment option in full on April 29, 2009. During the one-day period that the underwriters’ over-allotment option was outstanding, the Company’s class A common stock price increased substantially, resulting in a non-cash non-taxable gain on Purchased Options of $21.2 million in each of the three and six months ended June 28, 2009 in its Condensed Consolidated Statements of Operations.

The Company also entered into certain warrant transactions whereby the Company agreed to sell to affiliates of certain of the 4.75% debenture underwriters warrants (the “warrants”) to acquire up to approximately 8.7 million shares of the Company’s class A common stock. The warrants expire in 2014. If the market price per share of the Company’s class A common stock exceeds the exercise price of the warrants, the warrants will have a dilutive effect on the Company’s earnings per share. Each warrant transaction is a separate transaction, entered into by the Company with each option counter-party, and is not part of the terms of the 4.75% debentures. Holders of the 4.75% debentures do not have any rights with respect to the warrants. The warrants were sold for aggregate cash consideration of approximately $71.0 million on May 4, 2009. The exercise price of the warrants is $38.50 per share of the Company’s class A common stock, subject to adjustment for customary anti-dilution and other events.

The Purchased Options and sale of warrants described above represent a CSO with respect to the 4.75% debentures. Assuming full performance by the counter-parties, the transactions effectively increase the conversion price of the 4.75% debentures from $26.40 to $38.50. The Company’s net cost of the Purchased Options and sale of warrants for the CSO was $26.3 million.

Note 12. COMPREHENSIVE INCOME

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

	Three Months Ended		Six Months Ended
(In thousands)	June 28, 2009	June 29, 2008	June 28, 2009	June 29, 2008
Net income	$24,171	$31,157	$19,385	$43,156
Other comprehensive income:
Translation adjustment	2,550	1,924	(14,057)	12,329
Unrealized gain (loss) on investments, net of tax	—	469	8	(1,002)
Unrealized gain (loss) on derivatives, net of tax	(18,968)	5,051	3,565	3,595
Total comprehensive income	$7,753	$38,601	$8,901	$58,078

Index

Note 13. FOREIGN CURRENCY DERIVATIVES

The Company has non-U.S. subsidiaries that operate and sell the Company’s products in various global markets, primarily in Europe. As a result, the Company is exposed to risks associated with changes in foreign currency exchange rates. It is the Company’s policy to use various hedge instruments to manage the exposures associated with purchases of foreign sourced equipment, net asset or liability positions of its subsidiaries and forecasted revenues and expenses. Beginning in the second quarter of fiscal 2008, the Company changed the flow of transactions to European subsidiaries that have Euro functional currency, resulting in greater exposure to changes in the value of the Euro and limiting the Company’s ability to fully hedge certain Euro-denominated revenue. The Company currently does not enter into foreign currency derivative financial instruments for speculative or trading purposes.

On December 29, 2008, the Company adopted SFAS No. 161 which had no financial impact on the Company’s condensed consolidated financial statements and only required additional financial statement disclosures related to derivatives (see Note 1). The Company has applied the requirements of SFAS No. 161 on a prospective basis. Accordingly, disclosures related to interim periods prior to the date of adoption have not been presented.

Under SFAS No. 133, the Company is required to recognize derivative instruments as either assets or liabilities at fair value in the Condensed Consolidated Balance Sheets. The Company calculates the fair value of its option and forward contracts based on market volatilities, spot rates and interest differentials from published sources. The following table presents information about the Company’s hedge instruments measured at fair value on a recurring basis as of June 28, 2009 and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value in accordance with the provisions of SFAS No. 157:

(In thousands)	Balance Sheet Classification	Significant Other Observable Inputs (Level 2)
Assets
Cash flow hedges under SFAS No. 133:
Foreign currency option contracts	Prepaid expenses and other current assets	$1,378

Liabilities
Cash flow hedges under SFAS No. 133:
Foreign currency forward exchange contracts	Accrued liabilities	$28,477

The following table summarizes the amount of unrealized loss recognized in “Accumulated other comprehensive loss” (“OCI”) in “Stockholders’ equity” in the Condensed Consolidated Balance Sheet:

	Unrealized Loss Recognized in OCI (Effective Portion)	Loss Reclassified from OCI to Cost of Revenue (Effective Portion)		Loss Recognized in Other, Net on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)
(In thousands)	As of June 28, 2009	Three Months Ended June 28, 2009	Six Months Ended June 28, 2009	Three Months Ended June 28, 2009	Six Months Ended June 28, 2009
Cash flow hedges:
Foreign currency forward exchange contracts	$(22,520)	$—	$(125)	$(180)	$(1,658)
Foreign currency option contracts	—	—	—	(391)	(876)
	$(22,520)	$—	$(125)	$(571)	$(2,534)

Index

The following table summarizes the amount of loss recognized in “Other, net” in the Condensed Consolidated Statements of Operations in the three and six months ended June 28, 2009:

(In thousands)	Three Months Ended June 28, 2009	Six Months Ended June 28, 2009
Balance sheet hedges not designated as hedging instruments under SFAS No. 133:
Foreign currency forward exchange contracts	$(2,148)	$(3,986)

Foreign Currency Exchange Risk

Cash Flow Exposure

The Company’s subsidiaries have had and will continue to have material cash flows, including revenues and expenses, that are denominated in currencies other than their functional currencies. The Company’s cash flow exposure primarily relates to trade accounts receivable and accounts payable. Changes in exchange rates between the Company’s subsidiaries’ functional currencies and other currencies in which they transact will cause fluctuations in cash flows expectations and cash flows realized or settled. Accordingly, the Company enters into option and forward contracts to hedge the value of a portion of these forecasted cash flows.

In accordance with SFAS No. 133, the Company accounts for its hedges of forecasted foreign currency purchases as cash flow hedges. As of June 28, 2009, the Company has outstanding cash flow hedge forward contracts and option contracts with an aggregate notional value of $391.7 million and $50.3 million, respectively. As of December 28, 2008, the Company had outstanding cash flow hedge forward contracts and option contracts with an aggregate notional value of $364.5 million and $147.5 million, respectively. The maturity dates of the outstanding contracts as of June 28, 2009 range from July 2009 to June 2010. Changes in fair value of the effective portion of hedge contracts are recorded in “Accumulated other comprehensive loss” in “Stockholders’ equity” in the Condensed Consolidated Balance Sheets. Amounts deferred in accumulated other comprehensive loss are reclassified to “Cost of revenue” in the Condensed Consolidated Statements of Operations in the periods in which the hedged exposure impacts earnings. The Company expects to reclassify $22.5 million of net losses related to these option and forward contracts that are included in accumulated other comprehensive loss at June 28, 2009 to “Cost of revenue” in the following twelve months as the Company realizes the cost effects of the related forecasted foreign currency cost of revenue transactions. The amounts ultimately recorded in the Condensed Consolidated Statements of Operations will be contingent upon the actual exchange rates when the related forecasted foreign currency cost of revenue transactions are realized, and therefore, unrealized losses at June 28, 2009 could change.

Cash flow hedges are tested for effectiveness each period on an average to average rate basis using regression analysis. The change in the time value of the options as well as the cost of forward points (the difference between forward and spot rates at inception) on forward exchange contracts are excluded from the Company’s assessment of hedge effectiveness. The premium paid or time value of an option whose strike price is equal to or greater than the market price on the date of purchase is recorded as an asset in the Condensed Consolidated Balance Sheets. Thereafter, any change to this time value and the cost of forward points is included in “Other, net” in the Condensed Consolidated Statements of Operations. Amounts recorded in “Other, net” were losses of $0.6 million and $2.5 million during the three and six months ended June 28, 2009, respectively, due to loss in time value and cost of forward points, as compared to zero during the comparable periods of 2008.

Transaction Exposure

Other derivatives not designated as hedging instruments under SFAS No. 133 consist of forward contracts used to hedge the net balance sheet effect of foreign currency denominated assets and liabilities primarily for intercompany transactions, receivables from customers, prepayments to suppliers and advances received from customers. Changes in exchange rates between the Company’s subsidiaries’ functional currencies and the currencies in which these assets and liabilities are denominated can create fluctuations in the Company’s reported consolidated financial position, results of operations and cash flows. The Company enters into forward contracts to hedge foreign currency denominated monetary assets and liabilities against the short-term effects of currency exchange rate fluctuations. The Company records its derivative contracts at fair value with the related gains or losses recorded in “Other, net.” The gains or losses on these contracts are substantially offset by transaction gains or losses on the underlying balances being hedged. As of June 28, 2009 and December 28, 2008, the Company held forward contracts with an aggregate notional value of $394.6 million and $66.6 million, respectively, to hedge balance sheet exposure related to transactions with third-parties. These forward contracts have maturities of one month or less.

Index

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

Note 14. INCOME TAXES

In the three and six months ended June 28, 2009, the Company’s effective rate of income tax provision of 16.2% and benefit of 42.9%, respectively, was primarily attributable to domestic and foreign income taxes in certain jurisdictions where the Company’s operations were profitable, net of nondeductible amortization of purchased other intangible assets, discrete stock option deductions and the discrete non-cash non-taxable gain on purchased options of $21.2 million. The Company’s income tax provision for the three and six months ended June 29, 2008 of 20.3% and 18.6%, respectively, was primarily attributable to domestic and foreign income taxes in certain jurisdictions where the Company’s operations were profitable, net of the consumption of non-stock net operating loss carryforwards. As a result of the Company’s adoption of FSP APB 14-1, the tax provision during the three and six months ended June 29, 2008 was retroactively adjusted from 34.5% and 32.7%, respectively, to 20.3% and 18.6%, respectively (see Note 1). The Company’s interim period tax provision is estimated based on the expected annual worldwide tax rate and takes into account the tax effect of discrete items.

Note 15. NET INCOME PER SHARE OF CLASS A AND CLASS B COMMON STOCK

Effective December 29, 2008, the Company adopted FSP EITF 03-6-1, which requires to include certain participating securities when it uses the two-class method to calculate net income per share. Under the two-class method, net income per share is computed by dividing earnings allocated to common stockholders by the weighted-average number of common shares outstanding for the period. In applying the two-class method, earnings are allocated to both common stock and other participating securities based on their respective weighted-average shares outstanding during the period. No allocation is generally made to other participating securities in the case of a loss per share. In accordance with the implementation provisions of FSP EITF 03-6-1, prior period share data and net income per share has been retroactively adjusted (see Note 1).

Basic weighted-average shares is computed using the weighted-average of the combined class A and class B common stock outstanding. Class A and class B common stock are considered equivalent securities for purposes of the earnings per share calculation because the holders of each class are legally entitled to equal per share distributions whether through dividends or in liquidation. The Company's outstanding unvested restricted stock awards are considered participating securities as they may participate in dividends, if declared, even though the awards are not vested. As participating securities, the unvested restricted stock awards are allocated a proportionate share of net income, but excluded from the basic weighted-average shares. Diluted weighted-average shares is computed using basic weighted-average shares plus any potentially dilutive securities outstanding during the period using the if-converted method and treasury-stock-type method, except when their effect is anti-dilutive. Potentially dilutive securities include stock options, restricted stock units and senior convertible debentures.

The following is a summary of other outstanding anti-dilutive potential common stock:

	As of
(In thousands)	June 28, 2009	June 29, 2008
Stock options	407	17
Restricted stock units	2,014	301

Index

    The following table presents the calculation of basic and diluted net income per share:

	Three Months Ended		Six Months Ended
(In thousands, except per share data)	June 28, 2009	June 29, 2008	June 28, 2009	June 29, 2008
Basic net income per share:
Net income	$24,171	$31,157	$19,385	$43,156
Less: Undistributed earnings allocated to unvested restricted stock awards	(88)	(433)	(88)	(620)
Net income available to common stockholders	$24,083	$30,724	$19,297	$42,536

Basic weighted-average common shares	90,873	79,412	87,311	79,188

Basic net income per share	$0.27	$0.39	$0.22	$0.54

Diluted net income per share:
Net income	$24,171	$31,157	$19,385	$43,156
Add: Interest expense incurred on 4.75% debentures, net of tax	1,037	—	—	—
Less: Undistributed earnings allocated to unvested restricted stock awards	(85)	(413)	(86)	(607)
Diluted net income	$25,123	$30,744	$19,299	$42,549

Basic weighted-average common shares	90,873	79,412	87,311	79,188
Effect of dilutive securities:
Stock options	1,625	2,649	1,700	2,843
Restricted stock units	142	100	99	69
4.75% debentures	5,772	—	—	—
1.25% debentures	—	1,145	—	1,052
0.75% debentures	—	59	—	30
Diluted weighted-average common shares	98,412	83,365	89,110	83,182

Diluted net income per share	$0.26	$0.37	$0.22	$0.51

After reviewing the circumstances of the LBIE administrative proceedings regarding the Lehman bankruptcy, the Company recorded approximately 2.9 million shares of class A common stock lent to LBIE in connection with the 1.25% debentures as issued and outstanding starting on September 15, 2008, the date on which LBIE commenced administrative proceedings, for the purpose of computing and reporting the Company’s basic weighted-average common shares.

Holders of the Company’s 4.75% debentures may convert the debentures into shares of the Company’s class A common stock, at the applicable conversion rate, at any time on or prior to maturity (see Note 11). Pursuant to SFAS No. 128, “Earnings per Share” (“SFAS No. 128”), the 4.75% debentures are included in the calculation of diluted net income per share if their inclusion is dilutive under the if-converted method. During the three and six months ended June 28, 2009, dilutive potential common shares includes approximately 5.8 million shares and zero, respectively, for the impact of the 4.75% debentures.

Holders of the Company’s 1.25% debentures and 0.75% debentures may, under certain circumstances at their option, convert the debentures into cash and, if applicable, shares of the Company’s class A common stock at the applicable conversion rate, at any time on or prior to maturity (see Note 11). Pursuant to EITF 04-8, “The Effect of Contingently Convertible Instruments on Diluted Earnings per Share” (“EITF 04-8”), the 1.25% debentures and 0.75% debentures are included in the calculation of diluted net income per share if their inclusion is dilutive under the treasury-stock-type method. For the three and six months ended June 28, 2009, the Company’s average stock price for the period did not exceed the conversion price for the 1.25% debentures and 0.75% debentures. During each of the three and six months ended June 29, 2008, dilutive potential common shares includes approximately 1.1 million shares for the impact of the 1.25% debentures as the Company experienced a substantial increase in its common stock price during the first half of fiscal 2008 as compared to the conversion price pursuant to the terms of the 1.25% debentures. Similarly, dilutive potential common shares includes approximately 59,000 shares and 30,000 shares for the three and six months ended June 29, 2008, respectively, for the impact of the 0.75% debentures. Under the treasury-stock-type method, the Company’s 1.25% debentures and 0.75% debentures will generally have a dilutive impact on net income per share if the Company’s average stock price for the period exceeds the conversion price for the debentures.

Index

Note 16. STOCK-BASED COMPENSATION

The following table summarizes the consolidated stock-based compensation expense by line item in the Condensed Consolidated Statements of Operations:

	Three Months Ended		Six Months Ended
(In thousands)	June 28, 2009	June 29, 2008	June 28, 2009	June 29, 2008
Cost of systems revenue	$1,474	$2,239	$1,772	$4,750
Cost of components revenue	3,156	2,890	3,681	4,093
Research and development	1,482	972	2,913	1,783
Sales, general and administrative	5,535	12,506	12,764	22,489
Total stock-based compensation expense	$11,647	$18,607	$21,130	$33,115

The following table summarizes the consolidated stock-based compensation expense, by type of awards:

	Three Months Ended		Six Months Ended
(In thousands)	June 28, 2009	June 29, 2008	June 28, 2009	June 29, 2008
Employee stock options	$1,270	$1,014	$2,298	$2,201
Restricted stock awards and units	9,002	10,229	19,515	18,130
Shares and options released from re-vesting restrictions	—	7,627	168	13,633
Change in stock-based compensation capitalized in inventory	1,375	(263)	(851)	(849)
Total stock-based compensation expense	$11,647	$18,607	$21,130	$33,115

In connection with its acquisition of PowerLight Corporation (referenced as SP Systems) on January 10, 2007, the Company issued 1.1 million shares of its class A common stock and 0.5 million stock options to employees of SP Systems. The class A common stock and stock options were valued at $60.4 million and were subject to certain transfer restrictions and a repurchase option held by the Company. The Company recognized the expense as the re-vesting restrictions of these shares lapsed over the two-year period beginning on the date of acquisition. The value of shares released from such re-vesting restrictions is included in stock-based compensation expense in the table above.

The following table summarizes the Company’s stock option activities:

	Shares (in thousands)	Weighted- Average Exercise Price Per Share
Outstanding as of December 28, 2008	2,545	$8.96
Exercised	(273)	3.07
Forfeited	(47)	22.34
Outstanding as of June 28, 2009	2,225	9.40
Exercisable as of June 28, 2009	1,655	4.58

The following table summarizes the Company’s non-vested stock options and restricted stock activities thereafter:

	Stock Options		Restricted Stock Awards and Units
	Shares (in thousands)	Weighted- Average Exercise Price Per Share	Shares (in thousands)	Weighted- Average Grant Date Fair Value Per Share
Outstanding as of December 28, 2008	1,113	$14.82	1,604	$69.71
Granted	—	—	1,497	28.03
Vested(1)	(496)	4.26	(298)	65.87
Forfeited	(47)	22.34	(269)	69.20
Outstanding as of June 28, 2009	570	23.39	2,534	45.45

(1)	Restricted stock awards and units vested include shares withheld on behalf of employees to satisfy the minimum statutory tax withholding requirements.

Index

Note 17. SEGMENT AND GEOGRAPHICAL INFORMATION

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

	Three Months Ended		Six Months Ended
(As a percentage of total revenue)	June 28, 2009	June 29, 2008	June 28, 2009	June 29, 2008
Revenue by geography:
United States	49%	15%	55%	18%
Europe:
Spain	1%	66%	1%	60%
Germany	21%	8%	17%	8%
Italy	16%	5%	15%	3%
Other	7%	3%	6%	4%
Rest of world	6%	3%	6%	7%
	100%	100%	100%	100%
Revenue by segment:
Systems	37%	71%	42%	68%
Components	63%	29%	58%	32%
	100%	100%	100%	100%
Gross margin by segment:
Systems	16%	23%	16%	22%
Components	22%	28%	24%	24%

		Three Months Ended		Six Months Ended
(As a percentage of total revenue)		June 28, 2009	June 29, 2008	June 28, 2009	June 29, 2008
Significant Customers:	Business Segment
Florida Power & Light Company	Systems	19%	*	22%	*
Sedwick Corporate, S.L.	Systems	*	19%	*	24%
Naturener Group	Systems	*	43%	*	30%

*           denotes less than 10% during the period

Index

Item 2.                       Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are statements that do not represent historical facts and may be based on underlying assumptions. We use words such as “may,” “will,” “should,” “could,” “would,” “expect,” “pipeline,” “believe,” “estimate,” “predict,” “potential” and “continue” to identify forward-looking statements in this Quarterly Report on Form 10-Q including our plans and expectations regarding future financial results, operating results, business strategies, projected costs, products, competitive positions, management’s plans and objectives for future operations, our ability to obtain financing and industry trends. Such forward-looking statements are based on information available to us as of the date of this Quarterly Report on Form 10-Q and involve a number of risks and uncertainties, some beyond our control, that could cause actual results to differ materially from those anticipated by these forward-looking statements. Please see “PART II. OTHER INFORMATION, Item 1A: Risk Factors” and our other filings with the Securities and Exchange Commission, including our Annual Report on Form 10-K for the year ended December 28, 2008, for additional information on risks and uncertainties that could cause actual results to differ. These forward-looking statements should not be relied upon as representing our views as of any subsequent date, and we are under no obligation to, and expressly disclaim any responsibility to, update or alter our forward-looking statements, whether as a result of new information, future events or otherwise.

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

We sell our solar components products to installers and resellers, including our third-party global dealer network, for use in residential and commercial applications where the high efficiency and superior aesthetics of our solar power products provide compelling customer benefits. We also sell products for use in multi-megawatt solar power plant applications. In many situations, we offer a materially lower area-related cost structure for our customers because our solar panels require a substantially smaller roof or land area than conventional solar technology and half or less of the roof or land area of commercial solar thin film technologies. We sell our products primarily in North America, Europe and Asia, principally in regions where public policy has accelerated solar power adoption.

We manufacture our solar cells at our two facilities in the Philippines, and are developing a third solar cell manufacturing facility in Malaysia. Our solar cells are then combined into solar panels at our solar panel assembly facility located in the Philippines or by third-party subcontractors.

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

Index

Our customers include commercial and governmental entities, investors, utilities, production home builders, dealers and home owners. We work with development, construction, system integration and financing companies to deliver our solar power systems to customers. Our solar power systems are designed to generate electricity over a system life typically exceeding 25 years and are principally designed to be used in large-scale applications with system ratings of typically more than 500 kilowatts. Worldwide, more than 550 SunPower solar power systems have been constructed or are under contract, rated in the aggregate at more than 450 megawatts of peak capacity.

We have solar power system projects completed in various countries including Germany, Italy, Portugal, South Korea, Spain and the United States. We sell distributed rooftop and ground-mounted solar power systems as well as central-station power plants. In the United States, distributed solar power systems are typically rated at more than 500 kilowatts of capacity to provide a supplemental, distributed source of electricity for a customer’s facility. Many customers choose to purchase solar electricity under a power purchase agreement with a financing company which buys the system from us. In Europe, our products and systems are typically purchased by a financing company and operated as a central-station solar power plant. These power plants are rated with capacities of approximately one to twenty megawatts, and generate electricity for sale under tariff to private and public utilities.

In 2008, we began serving the utility market in the United States, as regulated utilities began seeking cost-effective renewable energy to meet governmental renewable portfolio standard requirements. We believe we are well positioned for long-term success, despite difficult near-term conditions, with our substantial order pipeline for utility scale projects. Examples include an agreement with Pacific Gas and Electric Company, or PG&E, to build a 210 megawatt (MWAC) solar power plant in California from 2010 to 2012, an agreement with FPL Group Inc., or FPL Group, to supply solar panels and photovoltaic tracking and support structure equipment of 300 to 600 MWAC from 2010 to 2012, an agreement with Florida Power & Light Company, or FPL, to build two solar photovoltaic power plants totaling 35 MWAC in Florida from 2009 to 2010, an agreement with Xcel Energy Inc., or Xcel, to build a 17 MWAC solar power plant in Colorado in 2010, and another agreement with Exelon Corporation, or Exelon, to build a 8 MWAC solar power plant in Chicago in 2009. While we have contracts for these projects, there are substantial additional events, including obtaining financing and proper governmental permits, which must occur in order for the projects to move forward.

We manufacture certain of our solar power system products at our manufacturing facilities in Richmond, California and at other facilities located close to our customers. Some of our solar power system products are also manufactured for us by third-party suppliers.

Restructuring Costs

In response to deteriorating economic conditions, we reduced our global workforce of regular employees by approximately 80 positions in the first half of fiscal 2009 in order to reduce our annual operating expenses. The restructuring actions included charges of $0.5 million and $1.7 million in the three and six months ended June 28, 2009, respectively, for severance, benefits and related costs. Restructuring accruals totaled $0.1 million as of June 28, 2009 and are recorded in “Accrued liabilities” in the Condensed Consolidated Balance Sheet and represent estimated future cash outlays primarily related to severance expected to be paid within the third quarter of fiscal 2009. For additional details see Note 8 of Notes to our Condensed Consolidated Financial Statements.

Accounting Changes and Recent Accounting Pronouncements

For a description of accounting changes and recent accounting pronouncements, including the expected dates of adoption and estimated effects, if any, in our Condensed Consolidated Financial Statements, see Note 1 of Notes to our Condensed Consolidated Financial Statements.

Results of Operations for the Three and Six Months Ended June 28, 2009 and June 29, 2008

Revenue

	Three Months Ended		Six Months Ended
(Dollars in thousands)	June 28, 2009	June 29, 2008	June 28, 2009	June 29, 2008
Systems revenue	$108,724	$270,593	$214,821	$449,444
Components revenue	188,920	112,158	296,610	207,008
Total revenue	$297,644	$382,751	$511,431	$656,452

Total Revenue:  During the three and six months ended June 28, 2009, our total revenue of approximately $297.6 million and $511.4 million, respectively, represented a decrease of 22% from total revenue reported in each of the comparable periods of 2008. The decrease in our total revenue during the three and six months ended June 28, 2009 compared to the same periods in 2008 is attributable to the difficult economic and credit environment globally. Revenue earned in the three and six months ended June 29, 2008 primarily related to the then ongoing construction of several large-scale solar power plants in Spain and high demand for our solar cells and solar panels.

Index

Sales outside the United States represented approximately 51% and 45% of our total revenue for the three and six months ended June 28, 2009, respectively, compared to 85% and 82% in the three and six months ended June 29, 2008, respectively. The change in geography mix is primarily due to: (i) the expiration of an attractive governmental feed-in tariff in Spain in September 2008; (ii) the construction of a 25 megawatt solar power plant for FPL in Desoto County, Florida in the first half of fiscal 2009; and (iii) revenue growth from our Components Segment in the United States, particularly in California, due to generous government incentives, focused advertising and our effective dealer network.

Concentrations: We have three customers that each accounted for more than 10 percent of our total revenue in one period during the three and six months ended June 28, 2009 and June 29, 2008 as follows:

		Three Months Ended		Six Months Ended
(As a percentage of total revenue)		June 28, 2009	June 29, 2008	June 28, 2009	June 29, 2008
Significant Customers:	Business Segment
FPL	Systems	19%	—%	22%	—%
Sedwick Corporate, S.L.	Systems	*	19%	*	24%
Naturener Group	Systems	*	43%	*	30%

*           denotes less than 10% during the period

We generate revenue from two business segments, as follows:

Systems Segment Revenue: Our systems revenue for the three and six months ended June 28, 2009 was $108.7 million and $214.8 million, respectively, which accounted for 37% and 42%, respectively, of our total revenue. Systems revenue for the three and six months ended June 29, 2008 was $270.6 million and $449.4 million, respectively, which accounted for 71% and 68%, respectively, of our total revenue. During the three and six months ended June 28, 2009, our systems revenue decreased 60% and 52%, respectively, as compared to revenue earned in the comparable periods of 2008, due to the difficult economic conditions resulting in near-term challenges in financing system projects. However, we are beginning to see some recent improvements in the financial markets as exemplified by our signing of a $100 million commercial project financing agreement with Wells Fargo Bank, or Wells Fargo, providing financing for system projects under power purchase agreements with customers. In the three and six months ended June 29, 2008, our Systems Segment benefited from strong power plant scale demand in Europe, primarily in Spain, and reflected the significant completion of Spain based projects in the second quarter of fiscal 2008 before the expiration of a governmental feed-in tariff in September 2008.

FPL was a significant customer to the Systems Segment during the three and six months ended June 28, 2009 due to the construction of a 25 megawatt solar power plant in Desoto County, Florida. Sedwick Corporate, S.L. and Naturener Group were significant customers to the Systems Segment during the three and six months ended June 29, 2008 due to then ongoing construction of several large-scale solar power plants in Spain. FPL, Sedwick Corporate, S.L. and Naturener Group purchased systems from us as central-station power plants which generate electricity for sale to commercial customers and under tariff to regional and public utilities customers. In the three and six months ended June 28, 2009, approximately 24% and 29%, respectively, of our total revenue was derived from such sales of systems to financing companies that engage in power purchase agreements with end-users of electricity, compared to 55% and 52% in the three and six months ended June 29, 2008, respectively.

Components Segment Revenue:  Components revenue for the three and six months ended June 28, 2009 was $188.9 million and $296.6 million, respectively, or 63% and 58%, respectively, of our total revenue. Components revenue for the three and six months ended June 29, 2008 was $112.2 million and $207.0 million, respectively, or 29% and 32%, respectively, of our total revenue. During the three and six months ended June 28, 2009, our components revenue increased 68% and 43%, respectively, as compared to revenue earned in the comparable periods of 2008, primarily due to growing demand in Germany and the United States, particularly in California, due to generous government incentives, focused advertising and our effective dealer network. In the three and six months ended June 29, 2008, our Components Segment benefited from strong demand in the residential and small commercial roof-top markets through our third-party dealer network in both Europe and the United States.

Index

Cost of Revenue

Details to cost of revenue by segment:

	Three Months Ended
	Systems		Components		Consolidated
(Dollars in thousands)	June 28, 2009	June 29, 2008	June 28, 2009	June 29, 2008	June 28, 2009	June 29, 2008
Amortization of other intangible assets	$1,841	$1,841	$954	$1,066	$2,795	$2,907
Stock-based compensation	1,474	2,239	3,156	2,890	4,630	5,129
Non-cash interest expense	347	65	893	80	1,240	145
Materials and other cost of revenue	88,131	205,078	142,385	76,652	230,516	281,730
Total cost of revenue	$91,793	$209,223	$147,388	$80,688	$239,181	$289,911
Total cost of revenue as a percentage of revenue	84%	77%	78%	72%	80%	76%
Total gross margin percentage	16%	23%	22%	28%	20%	24%

	Six Months Ended
	Systems		Components		Consolidated
(Dollars in thousands)	June 28, 2009	June 29, 2008	June 28, 2009	June 29, 2008	June 28, 2009	June 29, 2008
Amortization of other intangible assets	$3,682	$4,009	$1,906	$2,110	$5,588	$6,119
Stock-based compensation	1,772	4,750	3,681	4,093	5,453	8,843
Impairment of long-lived assets	—	1,343	—	4,146	—	5,489
Non-cash interest expense	577	101	1,163	132	1,740	233
Materials and other cost of revenue	174,113	342,284	218,326	147,449	392,439	489,733
Total cost of revenue	$180,144	$352,487	$225,076	$157,930	$405,220	$510,417
Total cost of revenue as a percentage of revenue	84%	78%	76%	76%	79%	78%
Total gross margin percentage	16%	22%	24%	24%	21%	22%

Total Cost of Revenue:  We had 14 and 8 active solar cell manufacturing lines in our two solar cell manufacturing facilities as of June 28, 2009 and June 29, 2008, respectively, with a total rated annual solar cell manufacturing capacity of 494 megawatts and 254 megawatts, respectively. During the three and six months ended June 28, 2009, our two solar cell manufacturing facilities operated at approximately 49% and 61% capacity, respectively, producing only 63.6 megawatts and 157.3 megawatts, respectively, as compared to the three and six months ended June 29, 2008 when our facilities operated at approximately 74% and 71% capacity, respectively, producing 49.8 megawatts and 88.3 megawatts, respectively. During the three and six months ended June 28, 2009, our total cost of revenue was $239.2 million and $405.2 million, respectively, which represented decreases of 17% and 21%, respectively, compared to the total cost of revenue reported in the comparable periods of 2008. As a percentage of total revenue, our total cost of revenue increased to 80% and 79% in the three and six months ended June 28, 2009, respectively, compared to 76% and 78% in the three and six months ended June 29, 2008, respectively. This increase in total cost of revenue as a percentage of total revenue is reflective of: (i) lower factory utilization due to our planned transition to a demand driven manufacturing strategy to reduce inventory levels and (ii) higher amortization of capitalized non-cash interest expense associated with the adoption of Financial Accounting Standards Board, or FASB, Staff Position, or FSP, Accounting Principles Board, or APB, 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement),” or FSP APB 14-1. This increase in total cost of revenue as a percentage of total revenue was partially offset by: (i) decreased costs of polysilicon beginning in the second quarter of fiscal 2008; (ii) reduced expenses associated with the amortization of other intangible assets and stock-based compensation; and (iii) one-time asset impairment charges of $5.5 million in the first quarter of fiscal 2008 relating to the wind down of our imaging detector product line and for the write-down of certain solar product manufacturing equipment which became obsolete due to new processes (the costs associated with the $3.3 million write-down of certain solar product manufacturing equipment was recovered from the vendor in the third quarter of fiscal 2008).

Systems Segment Cost of Revenue: Our cost of systems revenue consists primarily of solar panels, mounting systems, inverters and subcontractor costs. The cost of solar panels is the single largest cost element in our cost of systems revenue. Our Systems Segment sourced virtually all of its solar panel installations with SunPower solar panels in the three and six months ended June 28, 2009, as compared to 61% and 52% for the three and six months ended June 29, 2008, respectively. Our Systems Segment generally experiences higher gross margin on construction projects that utilize SunPower solar panels compared to construction projects that utilize solar panels purchased from third-parties.

Index

Systems Segment Gross Margin: Gross margin was $16.9 million and $34.7 million for the three and six months ended June 28, 2009, respectively, or 16% of systems revenue. Gross margin was $61.4 million and $97.0 million for the three and six months ended June 29, 2008, respectively, or 23% and 22%, respectively, of systems revenue. Gross margin decreased due to lower average selling prices for our solar power systems and system group department overhead costs incurred that are fixed in nature when systems revenue decreased 60% and 52% in the three and six months ended June 28, 2009, respectively, as compared to the same periods in 2008.

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

Components Segment Gross Margin: Gross margin was $41.5 million and $71.5 million for the three and six months ended June 28, 2009, respectively, or 22% and 24%, respectively, of components revenue. Gross margin was $31.5 million and $49.1 million for the three and six months ended June 29, 2008, respectively, or 28% and 24%, respectively, of components revenue.  Gross margin decreased due to lower average selling prices for our solar power products and higher unabsorbed variance costs due to lower factory utilization, partially offset by continued reduction in silicon costs. Over the next several years, we expect average selling prices for our solar power products to decline as the market becomes more competitive, as financial incentives for solar power decline as typically planned by local, state, and national policy programs designed to accelerate solar power adoption, as certain products mature and as manufacturers are able to lower their manufacturing costs and pass on some of the savings to their customers.

Other Cost of Revenue Factors:  Other factors contributing to cost of revenue include amortization of other intangible assets, stock-based compensation, depreciation, provisions for estimated warranty, salaries, personnel-related costs, freight, royalties, facilities expenses and manufacturing supplies associated with contracting revenue and solar cell fabrication as well as factory pre-operating costs associated with our second solar cell manufacturing facility, or FAB2, and our solar panel assembly facility. Such pre-operating costs included compensation and training costs for factory workers as well as utilities and consumable materials associated with preproduction activities. Additionally, within our own solar panel assembly facility in the Philippines we incur personnel-related costs, depreciation, utilities and other occupancy costs. From fiscal 2005 through 2008, demand for our solar power products was robust and our production output increased allowing us to spread a significant amount of our fixed costs over relatively high production volume, thereby reducing our per unit fixed cost. During the first half of fiscal 2009, we responded to the oversupply of solar power products in the market by temporarily reducing manufacturing output to better match the current demand environment.

 Research and Development

	Three Months Ended		Six Months Ended
(Dollars in thousands)	June 28, 2009	June 29, 2008	June 28, 2009	June 29, 2008
Research and development	$6,853	$4,813	$14,817	$9,455
As a percentage of revenue	2%	1%	3%	1%

During the three and six months ended June 28, 2009, our research and development expense was $6.9 million and $14.8 million, respectively, which represented increases of 42% and 57%, respectively, from research and development expense reported in the comparable periods of fiscal 2008. Research and development expense consists primarily of salaries and related personnel costs, depreciation and the cost of solar cell and solar panel materials and services used for the development of products, including experiment and testing. The increase in spending during the three and six months ended June 28, 2009 compared to the same periods in fiscal 2008 resulted primarily from costs related to the improvement of our current generation solar cell manufacturing technology, development of our third generation of solar cells, development of next generation solar panels, development of next generation trackers and rooftop systems, and development of systems performance monitoring products. These increases were partially offset by grants and cost reimbursements received from various government entities in the United States totaling approximately $0.5 million and $2.3 million in the three and six months ended June 28, 2009, respectively, compared to approximately $2.0 million and $3.7 million in the three and six months ended June 29, 2008, respectively.

As a percentage of total revenue, research and development expense totaled 2% and 3% in the three and six months ended June 28, 2009, respectively, compared to 1% in each of the three and six months ended June 29, 2008 because we invested more in research and development during the first half of fiscal 2009 when our total revenue was lower as compared to revenue earned in the same periods of 2008.

Index

Sales, General and Administrative

	Three Months Ended		Six Months Ended
(Dollars in thousands)	June 28, 2009	June 29, 2008	June 28, 2009	June 29, 2008
Sales, general and administrative	$41,755	$43,208	$84,038	$77,066
As a percentage of revenue	14%	11%	16%	12%

During the three and six months ended June 28, 2009, our sales, general and administrative expense, or SG&A expense, was $41.8 million and $84.0 million, respectively, which represents a decrease of 3% and increase of 9%, respectively, from SG&A expense reported in the comparable periods of fiscal 2008. SG&A expense for our business consists primarily of salaries and related personnel costs, professional fees, insurance and other selling and marketing expenses. The decrease in our SG&A expense during the three months ended June 28, 2009 compared to the same period of fiscal 2008 resulted primarily from cost-reduction efforts, including headcount reductions. The increase in our SG&A expense during the six months ended June 28, 2009 compared to the same period of fiscal 2008 resulted primarily from higher spending in all areas of sales, marketing, finance and information technology to support the growth of our business, particularly sales and marketing costs to launch our new marketing campaign and expand our third-party dealer network with nearly 600 dealers worldwide. During the three and six months ended June 28, 2009, stock-based compensation included in SG&A expense was approximately $5.5 million and $12.8 million, respectively, compared to $12.5 million and $22.5 million in the three and six months ended June 29, 2008, respectively.

As a percentage of total revenue, SG&A expense increased to 14% and 16% in the three and six months ended June 28, 2009, respectively, from 11% and 12% in the three and six months ended June 29, 2008, respectively, due to higher advertising costs to increase brand awareness and demand for our solar power products during the first half of fiscal 2009 when our total revenue was lower as compared to revenue earned in the same period of 2008.

Other Income (Expense), Net

	Three Months Ended		Six Months Ended
(Dollars in thousands)	June 28, 2009	June 29, 2008	June 28, 2009	June 29, 2008
Interest income	$765	$2,289	$1,949	$6,436
As a percentage of revenue	—%	1%	—%	1%
Interest expense	$(9,528)	$(6,097)	$(15,649)	$(12,394)
As a percentage of revenue	3%	2%	3%	2%
Gain on purchased options	$21,193	$—	$21,193	$—
As a percentage of revenue	7%	—%	4%	—%
Other, net	$2,807	$(3,570)	$(4,350)	$(2,855)
As a percentage of revenue	1%	1%	1%	—%

Interest income represents interest income earned on our cash, cash equivalents, restricted cash, restricted cash equivalents, available-for-sale securities and a note receivable. The decrease in interest income of 67% and 70% during the three and six months ended June 28, 2009, respectively, as compared to the same periods in fiscal 2008, resulted from lower interest rates earned on cash holdings during the first half of fiscal 2009 as compared to the same period in fiscal 2008.

Interest expense during the three and six months ended June 28, 2009 relates to borrowings under our senior convertible debentures, the facility agreement with the Malaysian Government, the term loan with Union Bank, N.A., or Union Bank, and customer advance payments. Interest expense during the three and six months ended June 29, 2008 relates to borrowings under our senior convertible debentures and customer advance payments. Non-cash interest expense related to the adoption of FSP APB 14-1 was $4.7 million and $9.2 million in the three and six months ended June 28, 2009, respectively, compared to $4.1 and $8.4 in the three and six months ended June 29, 2008, respectively. The increase in interest expense of 56% and 26% in the three and six months ended June 28, 2009, respectively, compared to the same periods in fiscal 2008 is primarily due to additional indebtedness related to our $230.0 million in principal amount of 4.75% senior convertible debentures, or 4.75% debentures, issued on May 4, 2009, approximately $106.2 million outstanding loans under the facility agreement with the Malaysian Government and $30.0 million under the term loan with Union Bank. This increase was partially offset by higher capitalized interest of $2.3 million and $4.8 million in the three and six months ended June 28, 2009, respectively, compared to $2.0 million and $3.8 million in the three and six months ended June 29, 2008, respectively, and the repurchase of a portion of our 0.75% senior convertible debentures, or 0.75% debentures, with a principal amount, unamortized discount and net carrying value of $73.1 million, $5.9 million and $67.2 million, respectively. For additional details see Notes 1 and 11 of Notes to our Condensed Consolidated Financial Statements.

In connection with the issuance of our 4.75% debentures, we entered into certain convertible debenture hedge transactions, or the Purchased Options, intended to reduce the potential dilution that would occur upon conversion of the debentures. Under Emerging Issues Task Force, or EITF, Issue No. 07-5, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity's Own Stock,” or EITF 07-5, the Purchased Options are deemed to be a mark-to-market derivative during the period in which the over-allotment option in favor of the 4.75% debenture underwriters is unexercised. We entered into the debenture underwriting agreement on April 28, 2009 and the 4.75% debenture underwriters exercised the over-allotment option in full on April 29, 2009. During the one-day period that the underwriters’ over-allotment option was outstanding, our class A common stock price increased substantially, resulting in a non-cash non-taxable gain on Purchased Options of $21.2 million in both the three and six months ended June 28, 2009 in our Condensed Consolidated Statements of Operations. For additional details see Note 11 of Notes to our Condensed Consolidated Financial Statements.

Index

In accordance with Statement of Financial Accounting Standards, or SFAS, No. 142, “Accounting for Goodwill and Other Intangible Assets,” or SFAS No. 142, we will conduct our annual impairment test of goodwill as of September 27, 2009. Ongoing weak global credit market conditions have had a negative impact on our earnings and the profitability of our Systems Segment during the first half of fiscal 2009, and our overall market capitalization has also declined. We do not believe the current credit market conditions indicate that the fair value of our reporting units have more likely than not fallen below their carrying values. There is an increased risk, however, as a result of further deterioration in economic conditions, we could record a non-cash impairment charge relating to goodwill during the third quarter of fiscal 2009 in connection with our annual impairment tests for our reporting units, particularly in the Systems Segment. For additional details see Note 4 of Notes to our Condensed Consolidated Financial Statements.

In June 2009, the FASB ratified EITF 09-1, “Accounting for Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance,” or EITF 09-1, which clarifies that share lending arrangements that are executed in connection with convertible debt offerings or other financings should be considered debt issuance costs. At the date of issuance, share lending arrangements entered into on our own class A common stock are required to be measured at fair value and recognized as debt issuance costs in our condensed consolidated financial statements. In connection with the issuance of our 1.25% senior convertible debentures, or 1.25% debentures, and 0.75% debentures, we loaned approximately 2.9 million shares of our class A common stock to Lehman Brothers International (Europe) Limited, or LBIE, and approximately 1.8 million shares of our class A common stock to Credit Suisse International, or CSI, under share lending arrangements. EITF 09-1 will result in significantly higher non-cash amortization of the debt issuance costs and a loss resulting from Lehman Brothers Holding Inc., or Lehman, filing a petition for protection under Chapter 11 of the U.S. bankruptcy code on September 15, 2008, and LBIE commencing administration proceedings (analogous to bankruptcy) in the United Kingdom. EITF 09-1 is effective for fiscal years beginning after December 15, 2009, and retrospective application is required for all periods presented. We are currently evaluating the impact of the adoption of EITF 09-1 on our condensed consolidated financial statements.

The following table summarizes the components of other, net:

	Three Months Ended		Six Months Ended
(Dollars in thousands)	June 28, 2009	June 29, 2008	June 28, 2009	June 29, 2008
Gain (loss) on derivatives and foreign exchange	$3,230	$(3,584)	$(2,548)	$(2,828)
Impairment of investments	(489)	—	(1,807)	—
Other income (expense), net	66	14	5	(27)
Total other, net	$2,807	$(3,570)	$(4,350)	$(2,855)

Other, net was comprised of $2.8 million of income and $4.4 million of expenses during the three and six months ended June 28, 2009, respectively, consisting primarily of $3.2 million of gains and $2.5 million of losses during the three and six months ended June 28, 2009, respectively, on derivatives and changes in foreign exchange rates largely due to the volatility in the current markets as well as impairment charges of $0.5 million and $1.8 million during the three and six months ended June 28, 2009, respectively, for certain money market funds and auction rate securities. Other, net was comprised of $3.6 million and $2.9 million of expenses during the three and six months ended June 29, 2008, respectively, consisting primarily of $3.6 million and $2.8 million of losses during the three and six months ended June 29, 2008, respectively, on derivatives and foreign exchange. For additional details see Notes 5 and 13 of Notes to our Condensed Consolidated Financial Statements.

Income Taxes

	Three Months Ended		Six Months Ended
(Dollars in thousands)	June 28, 2009	June 29, 2008	June 28, 2009	June 29, 2008
Income tax provision (benefit)	$4,054	$7,614	$(4,508)	$9,419
As a percentage of revenue	1%	2%	1%	1%

In the three and six months ended June 28, 2009, our effective rate of income tax provision of 16.2% and benefit of 42.9%, respectively, was primarily due to domestic and foreign income taxes in certain jurisdictions where our operations are profitable, net of nondeductible amortization of purchased other intangible assets, discrete stock option deductions and the discrete non-cash non-taxable gain on purchased options of $21.2 million. Our income tax provision for the three and six months ended June 29, 2008 of 20.3% and 18.6%, respectively, was primarily attributable to domestic and foreign income taxes in certain jurisdictions where our operations were profitable, net of the consumption of non-stock net operating loss carryforwards. As a result of our adoption of FSP APB 14-1, the tax provision during the three and six months ended June 29, 2008 was retroactively adjusted from 34.5% and 32.7%, respectively, to 20.3% and 18.6%, respectively. Our interim period tax provision is estimated based on the expected annual worldwide tax rate and takes into account the tax effect of discrete items. For additional details see Note 14 of Notes to our Condensed Consolidated Financial Statements.

Index

Currently, a majority of our total revenue is generated from customers located outside the U.S., and a substantial portion of our assets and employees are located outside the U. S. U.S. income taxes and foreign withholding taxes have not been provided on much of the undistributed earnings of our non-U.S. subsidiaries as such earnings are intended to be indefinitely reinvested in operations outside the U.S. The Obama administration recently announced several proposals pertaining to the taxation of non-U.S. earnings of U.S. multinationals, including proposals that may result in a reduction or elimination of the deferral of U. S. income tax on un-repatriated foreign earnings. If enacted, these proposals could potentially require those earnings to be taxed at the U. S. federal income tax rate. Our future reported financial results may be adversely affected if the tax or accounting rules regarding un-repatriated earnings change.

 Equity in earnings of unconsolidated investees

	Three Months Ended		Six Months Ended
(Dollars in thousands)	June 28, 2009	June 29, 2008	June 28, 2009	June 29, 2008
Equity in earnings of unconsolidated investees	$3,133	$1,330	$4,378	$1,874
As a percentage of revenue	1%	0%	1%	0%

During the three and six months ended June 28, 2009, our equity in earnings of unconsolidated investees were gains of $3.1 million and $4.4 million, respectively, compared to gains of $1.3 million and $1.9 million in the three and six months ended June 29, 2008, respectively. Our share of Woongjin Energy Co., Ltd’s, or Woongjin Energy’s, income totaled $3.2 million and $4.5 million in the three and six months ended June 28, 2009, respectively, compared to $1.3 million and $1.9 million in the three and six months ended June 29, 2008, respectively, due to: (i) increases in production since Woongjin Energy began manufacturing in the third quarter of fiscal 2007 and (ii) our equity investment increased from 27.4% as of June 29, 2008 to 40% as of June 28, 2009. First Philec Solar Corporation, or First Philec Solar, became operational in the second quarter of fiscal 2008 and our share of the joint venture’s loss totaled $0.1 million in each of the three and six months ended June 28, 2009, compared to zero in each of the three and six months ended June 29, 2008. For additional details see Note 10 of Notes to our Condensed Consolidated Financial Statements.

Liquidity and Capital Resources

 Cash Flows

A summary of the sources and uses of cash and cash equivalents is as follows:

	Six Months Ended
(In thousands)	June 28, 2009	June 29, 2008
Net cash used in operating activities	$(50,299)	$(39,372)
Net cash used in investing activities	(126,423)	(76,187)
Net cash provided by financing activities	432,105	12,780

Operating Activities

Net cash used in operating activities of $50.3 million in the six months ended June 28, 2009 was primarily the result of a decrease in accounts payable and other accrued liabilities of $129.5 million due to decreased purchases in response to the overall poor business climate and an increase in accounts receivable of $24.5 million, partially offset by net income of $19.4 million, plus non-cash charges totaling $82.7 million for depreciation, amortization, impairment of investments, stock-based compensation and non-cash interest expense, less non-cash income of $25.6 million related to a gain on Purchased Options and our equity share in earnings of joint ventures, and other changes in operating assets and liabilities of $27.2 million.

Net cash used in operating activities of $39.4 million in the six months ended June 29, 2008 was primarily the result of increases in accounts receivable of $103.1 million and inventory of $67.8 million, as well as decreases in billings in excess of costs and estimated earnings of $38.9 million related to contractual timing of system project billings and other changes in operating assets and liabilities of $32.1 million. These items were partially offset by net income of $43.2 million, plus non-cash charges totaling $78.8 million for depreciation, amortization, impairment of long-lived assets, stock-based compensation and non-cash interest expense, less non-cash income of $1.9 million for our share in earnings of Woongjin Energy. In addition, these items were offset by increases in accounts payable and other accrued liabilities of $82.4 million. The significant increases in substantially all of our operating assets and liabilities resulted from our substantial revenue increase in the six months ended June 29, 2008 compared to previous periods which impacted net income and working capital.

Investing Activities

Net cash used in investing activities during the six months ended June 28, 2009 was $126.4 million, of which $103.8 million relates to capital expenditures primarily associated with manufacturing capacity expansion in the Philippines and Malaysia and $42.3 million relates to increases in restricted cash and cash equivalents for the second drawdown under the facility agreement with the Malaysian government, partially offset by $19.7 million in proceeds received from the sales or maturities of available-for-sale securities.

Index

Net cash used in investing activities during the six months ended June 29, 2008 was $76.2 million, of which $95.1 million relates to capital expenditures primarily associated with manufacturing capacity expansion in the Philippines. Also during the six months ended June 29, 2008: (i) restricted cash and cash equivalents increased by $16.0 million for advanced payments received from customers that we provided security in the form of cash collateralized bank standby letters of credit; (ii) we paid $13.5 million in cash for the acquisition of Solar Solutions, a division of Combigas S.r.l., net of cash acquired; and (iii) we invested an additional $22.6 million in joint ventures and other non-public companies. Cash used in investing activities was partially offset by $71.0 million in proceeds received from the sales or maturities of available-for-sale securities, net of available-for-sale securities purchased during the period.

Financing Activities

Net cash provided by financing activities during the six months ended June 28, 2009 reflects cash received of: (i) $218.9 million in net proceeds from our public offering of 10.35 million shares of our class A common stock; (ii) $198.7 million in net proceeds from the issuance of $230.0 million in principal amount of 4.75% debentures, after reflecting the payment of the net cost of the convertible debenture hedge transactions; (iii) Malaysian Ringgit 185.0 million (approximately $52.4 million based on the exchange rate as of June 28, 2009) from the Malaysian Government under our facility agreement; (iv) $29.8 million in net proceeds from Union Bank under our $30.0 million term loan; (v) $2.6 million in excess tax benefits from stock-based award activity; and (vi) $0.8 million from stock option exercises. Cash received during the six months ended June 28, 2009 was partially offset by cash paid of $67.9 million to repurchase approximately $73.1 million in principal amount of our 0.75% debentures and $3.1 million for treasury stock purchases that were used to pay withholding taxes on vested restricted stock.

Net cash provided by financing activities during the six months ended June 29, 2008 reflects $2.3 million from stock option exercises and $14.6 million in excess tax benefits from stock-based award activity, partially offset by cash paid of $4.2 million for treasury stock purchases that were used to pay withholding taxes on vested restricted stock.

Debt and Credit Sources

Line of Credit

As of June 28, 2009 and December 28, 2008, no amounts were outstanding on the revolving credit line and letters of credit totaling $49.1 million and $29.9 million, respectively, were issued by Wells Fargo under the letter of credit subfeature. In addition, letters of credit totaling $93.1 million and $76.5 million were issued by Wells Fargo under the collateralized letter of credit facility as of June 28, 2009 and December 28, 2008, respectively. As of June 28, 2009 and December 28, 2008, cash available to be borrowed under the revolving credit line was $0.9 million and $20.1 million, respectively, and includes letter of credit capacities available to be issued by Wells Fargo under the letter of credit subfeature. Letters of credit available under the collateralized letter of credit facility as of June 28, 2009 and December 28, 2008 totaled $56.9 million and $73.5 million, respectively. As detailed in the agreement, we pay fees of 2% and 0.2% to 0.4% depending on maturity for outstanding letters of credit under the letter of credit subfeature and collateralized letter of credit facility, respectively. All letters of credit issued under the letter of credit subfeature expire on or before March 27, 2010 unless we provide by such date collateral in the form of cash or cash equivalents in the aggregate amount available to be drawn under letters of credit outstanding at such time. All letters of credit issued under the collateralized letter of credit facility expire no later than March 27, 2014. For additional details see Note 11 of Notes to our Condensed Consolidated Financial Statements.

Term Loan

On April 17, 2009, we entered into a loan agreement with Union Bank under which we borrowed $30.0 million for a three year term at an interest rate of LIBOR plus 2%, or approximately 2.3% at June 28, 2009. The loan is to be repaid in eight equal quarterly installments of principal plus interest commencing June 30, 2010. For additional details see Note 11 of Notes to our Condensed Consolidated Financial Statements.

Debt Facility Agreement with the Malaysian Government

As of June 28, 2009 and December 28, 2008, we borrowed Malaysian Ringgit 375.0 million, approximately $106.2 million based on the exchange rate as of June 28, 2009, and Malaysian Ringgit 190.0 million, approximately $54.6 million based on the exchange rate as of December 28, 2008, respectively, under the facility agreement with the Malaysian Government to finance the construction of our third solar cell manufacturing facility, FAB3, in Malaysia. An additional Malaysian Ringgit 625.0 million, approximately $176.9 million based on the exchange rate as of June 28, 2009, may be drawn through June 2010. Principal is to be repaid in six quarterly payments starting in July 2015, and a non-weighted average interest rate of approximately 4.4% per annum accrues and is payable starting in July 2015. We have the ability to prepay outstanding loans without premium or penalty and all borrowings must be repaid by October 30, 2016. For additional details see Note 11 of Notes to our Condensed Consolidated Financial Statements.

Index

4.75%, 1.25% and 0.75% Convertible Debentures

In May 2009, we issued $230.0 million in principal amount of our 4.75% debentures and received net proceeds of $225.0 million, before payment of the net cost of the convertible debenture hedge transactions of $26.3 million. Interest on the 4.75% debentures is payable on April 15 and October 15 of each year, beginning on October 15, 2009. Holders of the 4.75% debentures are able to exercise their right to convert the debentures at any time into shares of our class A common stock at a conversion price equal to $26.40 per $1,000 principal amount. The applicable conversion rate may adjust in certain circumstances, including upon a fundamental change, as defined in the indenture governing the 4.75% debentures. If not earlier converted, the 4.75% debentures mature on April 15, 2014. Holders may also require us to repurchase all or a portion of their 4.75% debentures upon a fundamental change at a cash repurchase price equal to 100% of the principal amount plus accrued and unpaid interest. In the event of certain events of default, such as our failure to make certain payments or perform or observe certain obligations thereunder, Wells Fargo (the trustee) or holders of a specified amount of then-outstanding 4.75% debentures will have the right to declare all amounts then outstanding due and payable. For additional details see Note 11 of Notes to our Condensed Consolidated Financial Statements.

In February 2007, we issued $200.0 million in principal amount of our 1.25% debentures and received net proceeds of $194.0 million. In the fourth quarter of fiscal 2008, we received notices for the conversion of approximately $1.4 million of the 1.25% debentures which we settled for approximately $1.2 million in cash and 1,000 shares of class A common stock. Interest on the 1.25% debentures is payable on February 15 and August 15 of each year, which commenced August 15, 2007. The 1.25% debentures mature on February 15, 2027. Holders may require us to repurchase all or a portion of their 1.25% debentures on each of February 15, 2012, February 15, 2017 and February 15, 2022, or if we experience certain types of corporate transactions constituting a fundamental change, as defined in the indenture governing the 1.25% debentures. Any repurchase of the 1.25% debentures pursuant to these provisions will be for cash at a price equal to 100% of the principal amount of the 1.25% debentures to be repurchased plus accrued and unpaid interest. In addition, we may redeem some or all of the 1.25% debentures on or after February 15, 2012 for cash at a redemption price equal to 100% of the principal amount of the 1.25% debentures to be redeemed plus accrued and unpaid interest. For additional details see Note 11 of Notes to our Condensed Consolidated Financial Statements.

In July 2007, we issued $225.0 million in principal amount of our 0.75% debentures and received net proceeds of $220.1 million. In the second quarter of fiscal 2009, we repurchased approximately $73.1 million in principal amount of the 0.75% debentures for $67.9 million in cash. Interest on the 0.75% debentures is payable on February 1 and August 1 of each year, which commenced February 1, 2008. The 0.75% debentures mature on August 1, 2027. Holders may require us to repurchase all or a portion of their 0.75% debentures on each of August 1, 2010, August 1, 2015, August 1, 2020 and August 1, 2025, or if we experience certain types of corporate transactions constituting a fundamental change, as defined in the indenture governing the 0.75% debentures. Therefore, the 0.75% debentures will be classified as short-term debt in our Condensed Consolidated Balance Sheet beginning on August 1, 2009. Any repurchase of the 0.75% debentures pursuant to these provisions will be for cash at a price equal to 100% of the principal amount of the 0.75% debentures to be repurchased plus accrued and unpaid interest. In addition, we may redeem some or all of the 0.75% debentures on or after August 1, 2010 for cash at a redemption price equal to 100% of the principal amount of the 0.75% debentures to be redeemed plus accrued and unpaid interest. For additional details see Note 11 of Notes to our Condensed Consolidated Financial Statements.

Commercial Project Financing Agreement with Wells Fargo

On June 29, 2009, we signed a commercial project financing agreement with Wells Fargo to fund up to $100 million of commercial-scale solar system projects during 2009. Pursuant to the financing agreement, we would design and build the systems, and upon completion of each system, sell the systems to Wells Fargo, who would, in turn, lease back the systems to us. Separately, we would enter into power purchase agreements with end customers, who would host the systems and buy the electricity directly from us.

Liquidity

As of June 28, 2009, we had cash and cash equivalents of $456.8 million as compared to $202.3 million as of December 28, 2008. The increase in the balance of our cash and cash equivalents as of June 28, 2009 compared to the balance as of December 28, 2008 was primarily due to the receipt of aggregate net proceeds of $417.6 million from the public offering of 10.35 million shares of our class A common stock and the issuance of $230.0 million in principal amount of our 4.75% debentures, after deducting the underwriters’ discounts and commissions and offering expenses payable by us (including approximately $26.3 million paid as the net cost of convertible debenture hedge transactions entered into in connection with the 4.75% debenture offering). For additional details see Notes 1 and 11 of Notes to our Condensed Consolidated Financial Statements.

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

Index

In addition, we had short-term investments and long-term investments of $0.8 million and $18.5 million as of June 28, 2009, respectively, as compared to $17.2 million and $23.6 million as of December 28, 2008, respectively. Long-term investments are made up of auction rate securities that failed to clear at auctions in subsequent periods and have stated contractual maturities between 20 to 30 years. Due to the illiquidity associated with recent failed auctions, we estimate that auction rate securities we hold with a stated par value of $21.1 million and $26.1 million at June 28, 2009 and December 28, 2008, respectively, would be valued at approximately 88% and 91%, respectively, of their stated par value, or $18.5 million and $23.6 million, respectively, representing a decline in value of approximately $2.6 million and $2.5 million, respectively. Due to one auction rate security’s downgrade from a triple-A rating to a Baa1 rating, the length of time that has passed since the auction rate securities failed to clear at auctions and the ongoing uncertainties regarding future access to liquidity, we have determined the impairment is other-than-temporary and recorded impairment losses of $0.5 million and $0.6 million during the three and six months ended June 28, 2009, respectively, and $2.5 million in the fourth quarter of fiscal 2008, in “Other, net” in our Condensed Consolidated Statements of Operations. If market conditions were to deteriorate even further such that the current fair value were not achievable, we could realize additional impairment losses related to our auction rate securities. On February 4, 2009, we sold an auction rate security with a carrying value of $4.5 million as of December 28, 2008 for $4.6 million to a third-party outside of the auction process. For additional details see Note 5 of Notes to our Condensed Consolidated Financial Statements.

If the closing price of our class A common stock equaled or exceeded 125% of the initial effective conversion price governing the 1.25% debentures and/or 0.75% debentures for 20 out of 30 consecutive trading days in the last month of the fiscal quarter then holders of the 1.25% debentures and/or 0.75% debentures have the right to convert the debentures any day in the following fiscal quarter. Because the closing price of our class A common stock on at least 20 of the last 30 trading days during the fiscal quarters ending June 28, 2009, March 29, 2009 and December 28, 2008 did not equal or exceed $70.94, or 125% of the applicable conversion price for our 1.25% debentures, and $102.80, or 125% of the applicable conversion price for our 0.75% debentures, holders of the 1.25% debentures and 0.75% debentures are unable to exercise their right to convert the debentures, based on the market price conversion trigger, any day in the first, second and third quarters of fiscal 2009. Accordingly, the 1.25% debentures and 0.75% debentures are classified as long-term debt in our Condensed Consolidated Balance Sheets as of June 28, 2009 and December 28, 2008. This test is repeated each fiscal quarter, therefore, if the market price conversion trigger is satisfied in a subsequent quarter, the debentures may again be re-classified as short-term debt. For additional details see Note 11 of Notes to our Condensed Consolidated Financial Statements.

In addition, the holders of our 1.25% debentures and 0.75% debentures would be able to exercise their right to convert the debentures during the five consecutive business days immediately following any five consecutive trading days in which the trading price of our 1.25% debentures and 0.75% debentures is less than 98% of the average of the closing sale price of a share of class A common stock during the five consecutive trading days, multiplied by the applicable conversion rate. As of June 28, 2009 and December 28, 2008, our 1.25% debentures and 0.75% debentures traded significantly below their historic trading prices. If the trading prices of our debentures continue to decline, holders of the 1.25% debentures and 0.75% debentures may have the right to convert the debentures in the future.

We have used, and intend to continue to use, the net proceeds from the public offering of 10.35 million shares of our class A common stock and the issuance of the 4.75% debentures for general corporate purposes, including working capital and capital expenditures as well as for the purposes described below. From time to time, we will evaluate potential acquisitions and strategic transactions of business, technologies, or products, and may use a portion of the net proceeds for such acquisitions or transactions. Currently, however, we do not have any agreements with respect to any such material acquisitions or strategic transactions.

In the second quarter of fiscal 2009, we used $67.9 million in cash to repurchase approximately $73.1 million in principal amount of our 0.75% debentures. We may use a portion of the net proceeds from the public offering of 10.35 million shares of our class A common stock and the issuance of our 4.75% debentures to repurchase more of our outstanding 1.25% debentures or 0.75% debentures. We expect that holders of our outstanding 1.25% debentures or 0.75% debentures from whom we may repurchase such debentures (which holders may include one or more of the underwriters) may have outstanding short hedge positions in our class A common stock relating to such debentures. Upon repurchase, we expect that such holders will unwind or offset those hedge positions by purchasing class A common stock in secondary market transactions, including purchases in the open market, and/or entering into various derivative transactions with respect to our class A common stock. These activities could have the effect of increasing, or preventing a decline in, the market price of our class A common stock. The effect, if any, of any of these transactions and activities on the market price of our class A common stock or the debentures will depend in part on market conditions and cannot be ascertained at this time, but may be material.

Index

We believe that our current cash and cash equivalents, cash generated from operations, and funds available from the credit agreement with Wells Fargo and facility agreement with the Malaysian Government will be sufficient to meet our working capital and capital expenditure commitments for at least the next 12 months. However, there can be no assurance that our liquidity will be adequate over time. We expect total capital expenditures in the range of $250 million to $300 million in 2009 as we continue to increase our solar cell and solar panel manufacturing capacity in the Philippines and Malaysia. These expenditures would be greater if we decide to bring capacity on line more rapidly. If our capital resources are insufficient to satisfy our liquidity requirements, we may seek to sell additional equity securities or debt securities or obtain other debt financing. However, after the tax-free distribution of our shares by Cypress Semiconductor Corporation, or Cypress, on September 29, 2008, our ability to sell additional equity securities to obtain additional financing is subject to Cypress’s consent in certain circumstances to ensure the tax-free nature of its distribution of our class B common stock. The sale of additional equity securities or convertible debt securities would result in additional dilution to our stockholders and may not be available on favorable terms or at all, particularly in light of the current crises in the financial and credit markets. Additional debt would result in increased expenses and would likely impose new restrictive covenants like the covenants under the credit agreement with Wells Fargo, the facility agreement with the Malaysian Government, the term loan with Union Bank, the 4.75% debentures, 1.25% debentures and the 0.75% debentures. Financing arrangements may not be available to us, or may not be available in amounts or on terms acceptable to us.

Contractual Obligations

The following summarizes our contractual obligations at June 28, 2009:

		Payments Due by Period
(In thousands)	Total	2009 (remaining 6 months)	2010 –2011	2012 –2013	Beyond 2013
Customer advances, including interest	$102,891	$10,295	$28,596	$16,000	$48,000
Convertible debt, including interest	697,195	7,272	29,094	29,094	631,735
Term loan from Union Bank, including interest	31,547	412	27,359	3,776	—
Loan from Malaysian Government	106,169	—	—	—	106,169
Lease commitments	31,860	2,828	8,798	5,604	14,630
Utility obligations	750	—	—	—	750
Non-cancelable purchase orders	82,921	82,271	650	—	—
Purchase commitments under agreements	4,040,307	201,154	1,169,761	638,366	2,031,026
Total	$5,093,640	$304,232	$1,264,258	$692,840	$2,832,310

Customer advances and interest on customer advances relate to advance payments received from customers for future purchases of solar power products. Convertible debt and interest on convertible debt relate to the aggregate of $580.5 million in outstanding principal amount of our senior convertible debentures. For the purpose of the table above, we assume that all holders of the 4.75% debentures will hold the debentures through the date of maturity in fiscal 2014 and all holders of the 1.25% debentures and 0.75% debentures will hold the debentures through the date of maturity in fiscal 2027 and upon conversion, the values of the 1.25% debentures and 0.75% debentures are equal to the aggregate principal amount of $350.5 million with no premiums. The term loan from Union Bank including interest relates to borrowings totaling $30.0 million for three years at an interest rate of LIBOR plus 2%. The loan from the Malaysian Government relates to amounts borrowed for the financing and operation of FAB3 to be constructed in Malaysia. Lease commitments primarily relate to our 5-year lease agreement with Cypress for our headquarters in San Jose, California, an 11-year lease agreement with an unaffiliated third-party for our administrative, research and development offices in Richmond, California and other leases for various office space. Utility obligations relate to our 11-year lease agreement with an unaffiliated third-party for our administrative, research and development offices in Richmond, California. Non-cancelable purchase orders relate to purchases of raw materials for inventory, services and manufacturing equipment from a variety of vendors. Purchase commitments under agreements relate to arrangements entered into with suppliers of polysilicon, ingots, wafers, solar cells and solar panels as well as agreements to purchase solar renewable energy certificates from solar installation owners in New Jersey. These agreements specify future quantities and pricing of products to be supplied by the vendors for periods up to twelve years and there are certain consequences, such as forfeiture of advanced deposits and liquidated damages relating to previous purchases, in the event that we terminate the arrangements. For additional details see Notes 9 and 11 of Notes to our Condensed Consolidated Financial Statements.

As of June 28, 2009 and December 28, 2008, total liabilities associated with uncertain tax positions under FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, and Related Implementation Issues,” or FIN 48, were $12.9 million and $12.8 million, respectively, and are included in “Other long-term liabilities” in our Condensed Consolidated Balance Sheets as they are not expected to be paid within the next twelve months. Due to the complexity and uncertainty associated with our tax positions, we cannot make a reasonably reliable estimate of the period in which cash settlement will be made for our liabilities associated with uncertain tax positions in other long-term liabilities, therefore, they have been excluded from the table above. For additional details see Note 9 of Notes to our Condensed Consolidated Financial Statements.

Index

Item 3.	Quantitative and Qualitative Disclosure About Market Risk

Foreign Currency Exchange Risk

 Our exposure to adverse movements in foreign currency exchange rates is primarily related to sales to European customers that are denominated in Euros. In the second quarter of fiscal 2008, we changed the functional currency of certain European subsidiaries from U.S. dollar to Euro, resulting in greater exposure to changes in the value of the Euro and limiting our ability to fully hedge certain Euro-denominated revenue. Revenue generated from European customers represented 45% and 39% of our total revenue for the three and six months ended June 28, 2009, respectively, compared to 82% and 75% of our total revenue for the three and six months ended June 29, 2008, respectively. A 10% change in the Euro exchange rate would have impacted our revenue by approximately $13.4 million and $19.9 million for the three and six months ended June 28, 2009, respectively, compared to $31.4 million and $49.2 million for the three and six months ended June 29, 2008, respectively.

In the past, we have experienced an adverse impact on our revenue, gross margin and profitability as a result of foreign currency fluctuations. When foreign currencies appreciate against the U.S. dollar, inventories and expenses denominated in foreign currencies become more expensive. Strengthening of the Korean Won against the U.S. dollar could result in a foreign currency translation loss by our joint venture, Woongjin Energy, which in turn negatively impacts our equity in earnings of the unconsolidated investee. In addition, strengthening of the Malaysian Ringgit against the U.S. dollar will increase our liability under the facility agreement with the Malaysian Government. An increase in the value of the U.S. dollar relative to foreign currencies could make our solar power products more expensive for international customers, thus potentially leading to a reduction in demand, our sales and profitability. Furthermore, many of our competitors are foreign companies that could benefit from such a currency fluctuation, making it more difficult for us to compete with those companies. We currently conduct hedging activities which involve the use of option and forward contracts to address our exposure to changes in the foreign exchange rate between the U.S. dollar and other currencies. As of June 28, 2009, we held option and forward contracts totaling $50.3 million and $391.7 million, respectively. As of December 28, 2008, we held option and forward contracts totaling $147.5 million and $364.5 million, respectively. Due to the volatility in the current markets, we experienced gains of $3.2 million and losses of $2.5 million on derivatives and changes in foreign exchange rates during the three and six months ended June 28, 2009, respectively, compared to losses of $3.6 million and $2.8 million in the three and six months ended June 29, 2008, respectively. We cannot predict the impact of future exchange rate fluctuations on our business and operating results. In the past, we have experienced an adverse impact on our revenue and profitability as a result of foreign currency fluctuations. We believe that we may have increased risk associated with currency fluctuations in the future. For additional details see Note 13 of Notes to our Condensed Consolidated Financial Statements.

Credit Risk

We are exposed to credit losses in the event of nonperformance by suppliers which we have provided advanced deposits for future deliveries of polysicon as well as the counter-parties of our foreign currency option contracts, foreign currency forward contracts and Purchased Options to purchase up to approximately 8.7 million shares of our class A common stock, as convertible debenture hedge transactions intended to reduce the potential dilution upon conversion of our 4.75% debentures. We enter into agreements with vendors that specify future quantities and pricing of polysilicon to be supplied for periods up to 12 years. Under certain agreements, we are required to make prepayments to the vendors over the terms of the arrangements. As of June 28, 2009 and December 28, 2008, advances to suppliers totaled $141.1 million and $162.6 million, respectively.

In addition, we enter into foreign currency derivative contracts and convertible debenture hedge transactions with high-quality financial institutions and limit the amount of credit exposure to any one counter-party. The foreign currency derivative contracts are limited to a time period of less than one year, while the Purchased Options will expire in 2014, and we continuously evaluate the credit standing of our counter-party financial institutions. For additional details see Notes 7, 11 and 13 of Notes to our Condensed Consolidated Financial Statements.

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

Index

Reserve Funds

As of June 28, 2009 and December 28, 2008, we had $0.8 million and $7.2 million, respectively, invested in the Reserve Primary Fund and the Reserve International Liquidity Fund, or collectively referred to as the Reserve Funds. The net asset value per share for the Reserve Funds fell below $1.00 because the funds had investments in Lehman, which filed for bankruptcy on September 15, 2008. As a result of this event, the Reserve Funds wrote down their investments in Lehman to zero and also announced that the funds would be closed and distributed to holders. We have estimated our loss on the Reserve Funds to be approximately $2.2 million based upon information publicly disclosed by the Reserve Funds relative to our holdings and remaining obligations. We recorded impairment charges of zero and $1.2 million during the three and six months ended June 28, 2009, respectively, and $1.0 million during the second half of fiscal 2008, in “Other, net” in our Condensed Consolidated Statements of Operations, thereby establishing a new cost basis for each fund.

We expect that the remaining distribution of $0.8 million from the Reserve Funds will occur over the remaining six months as the investments held in the funds mature. While we expect to receive substantially all of the current carrying value of our holdings in the Reserve Funds within the next six months, it is possible we may encounter difficulties in receiving distributions given the current credit market conditions. If market conditions were to deteriorate even further such that the current fair value was not achievable, we could realize additional losses in our holdings with the Reserve Funds and distributions could be further delayed. For additional details see Note 5 of Notes to our Condensed Consolidated Financial Statements.

Auction Rate Securities

Auction rate securities are variable rate debt instruments with interest rates that, unless they fail to clear at auctions, are reset in pre-determined intervals every 7 to 49 days. The “stated” or “contractual” maturities for these securities generally are between 20 to 30 years. The auction rate securities are classified as available for sale under SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” or SFAS No. 115, and are recorded at fair value. We estimated that the auction rate securities held with a stated par value of $21.1 million and $26.1 million as of June 28, 2009 and December 28, 2008, respectively, would be valued at approximately 88% and 91%, respectively, of their stated par value, or $18.5 million and $23.6 million, respectively, representing a decline in value of approximately $2.6 million and $2.5 million, respectively. Due to one auction rate security’s downgrade from a triple-A rating to a Baa1 rating, the length of time that has passed since the auctions failed and the ongoing uncertainties regarding future access to liquidity, we have determined the impairment is other-than-temporary and recorded impairment losses of $0.5 million and $0.6 million during the three and six months ended June 28, 2009, respectively, and $2.5 million in the fourth quarter of fiscal 2008, in “Other, net” in our Condensed Consolidated Statements of Operations. If market conditions were to deteriorate even further such that the current fair value was not achievable, we could realize additional impairment losses related to our auction rate securities. All our auction rate securities as of June 28, 2009 and December 28, 2008 have failed to clear at auctions in subsequent periods. On February 4, 2009, we sold an auction rate security with a carrying value of $4.5 million as of December 28, 2008 for $4.6 million to a third-party outside of the auction process. For additional details see Note 5 of Notes to our Condensed Consolidated Financial Statements.

Investments in Non-Public Companies

Our investments held in non-public companies expose us to equity price risk. As of June 28, 2009 and December 28, 2008, non-publicly traded investments of $33.4 million and $29.0 million, respectively, are accounted for using the equity method, and $3.1 million are accounted for using the cost method. These strategic investments in third-parties are subject to risk of changes in market value, which if determined to be other-than-temporary, could result in realized impairment losses. We generally do not attempt to reduce or eliminate our market exposure in these equity and cost method investments. We monitor these non-publicly traded investments for impairment and record reductions in the carrying values when necessary. Circumstances that indicate an other-than-temporary decline include valuation ascribed to the issuing company in subsequent financing rounds, decreases in quoted market price and declines in operations of the issuer. During the fourth quarter of fiscal 2008, we recorded an other-than-temporary impairment charge of $1.9 million in our Condensed Consolidated Statement of Operations related to our non-publicly traded investment accounted for using the cost method, due to the deterioration of the credit market and economic environment. If the recent credit market conditions continue or worsen, we may be required to record an additional impairment charge, which could be material. There can be no assurance that our equity and cost method investments will not face additional risks of loss. For additional details see Note 5 and 10 of Notes to our Condensed Consolidated Financial Statements.

 Convertible Debt

The fair market value of our senior convertible debentures is subject to interest rate risk, market price risk and other factors due to the convertible feature of the debentures. The fair market value of the debentures will generally increase as interest rates fall and decrease as interest rates rise. In addition, the fair market value of the debentures will generally increase as the market price of our class A common stock increases and decrease as the market price of our class A common stock falls. The interest and market value changes affect the fair market value of the debentures but do not impact our financial position, cash flows or results of operations due to the fixed nature of the debt obligations. The aggregate estimated fair value of the 4.75% debentures, 1.25% debentures and 0.75% debentures was approximately $557.8 million as of June 28, 2009 and the aggregate estimated fair value of the 1.25% debentures and 0.75% debentures was approximately $310.7 million as of December 28, 2008, based on quoted market prices as reported by an independent pricing source. A 10% increase in quoted market prices would increase the estimated fair value of our then-outstanding debentures to approximately $613.6 million and $341.8 million as of June 28, 2009 and December 28, 2008, respectively, and a 10% decrease in the quoted market prices would decrease the estimated fair value of our then-outstanding debentures to approximately $502.0 million and $279.7 million as of June 28, 2009 and December 28, 2008, respectively. For additional details see Note 11 of Notes to our Condensed Consolidated Financial Statements.

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

Changes in Internal Control over Financial Reporting

We maintain a system of internal control over financial reporting that is designed to provide reasonable assurance that our books and records accurately reflect our transactions and that our established policies and procedures are followed. There were no changes in our internal control over financial reporting that occurred during the three months ended June 28, 2009 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Index

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

Item 1A: RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in “PART I. Item 1A: Risk Factors” in our Annual Report on Form 10-K for the year ended December 28, 2008, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results. We have updated these risk factors to reflect changes during the first half of fiscal 2009.

Risks Related to Our Sales Channels

Our operating results will be subject to fluctuations and are inherently unpredictable.

We do not know if our revenue will grow, or if it will grow sufficiently to outpace our expenses, which we expect to increase as we expand our manufacturing capacity. We may not be profitable on a quarterly or an annual basis. Our quarterly revenue and operating results will be difficult to predict and have in the past fluctuated from quarter to quarter. In particular, our Systems Segment is difficult to forecast and is susceptible to large fluctuations in financial results. The amount, timing and mix of sales of our Systems Segment, often for a single medium or large-scale project, may cause large fluctuations in our revenue and other financial results. Further, our revenue mix of high margin materials sales versus lower margin projects in the Systems Segment can fluctuate dramatically quarter to quarter, which may adversely affect our revenue and financial results in any given period. Finally, our ability to meet project completion schedules for an individual project and the corresponding revenue impact under the percentage-of-completion method of recognizing revenue may similarly cause large fluctuations in our revenue and other financial results. This may cause us to miss any future guidance announced by us.

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

Risks Related to Our Operations

We depend on third-party subcontractors to assemble a significant portion of our solar cells into solar panels and any failure to obtain sufficient assembly and test capacity could significantly delay our ability to ship our solar panels and damage our customer relationships.

Historically, we have relied on Jiawei SolarChina Co., Ltd., a third-party subcontractor in China, to assemble a significant portion of our solar cells into solar panels and perform panel testing and to manage packaging, warehousing and shipping of our solar panels. In May 2009, we entered into an arrangement with Jabil Circuit, Inc. for similar services that will be provided in Mexico. As a result of outsourcing a significant portion of this final step in our production, we face several significant risks, including limited control over assembly and testing capacity, delivery schedules, quality assurance, manufacturing yields and production costs. If the operations of Jiawei or Jabil were disrupted or their financial stability impaired, or if they were unable or unwilling to devote capacity to our solar panels in a timely manner, our business could suffer as we might be unable to produce finished solar panels on a timely basis. We also risk customer delays resulting from an inability to move module production to an alternate provider or to complete production internationally, and it may not be possible to obtain sufficient capacity or comparable production costs at another facility in a timely manner. In addition, migrating our design methodology to a new third-party subcontractor or to a captive panel assembly facility could involve increased costs, resources and development time, and utilizing additional third-party subcontractors could expose us to further risk of losing control over our intellectual property and the quality of our solar panels. Any reduction in the supply of solar panels could impair our revenue by significantly delaying our ability to ship products and potentially damage our relationships with new and existing customers, any of which could have a material and adverse effect on our financial condition and results of operation.

Index

Item 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities

On April 14, 2009 we completed the acquisition of Tilt Solar, LLC, a California limited liability company, pursuant to a Membership Interest Purchase Agreement, dated as of April 14, 2009, by and among the selling stockholders and SunPower. Under the terms of the Purchase Agreement, we purchased the outstanding membership interest of Tilt Solar from the selling stockholders for an aggregate purchase price equal to 55,471 shares of our class A common stock, which shares of our class A common stock were subsequently registered for resale pursuant to a prospectus supplement that we filed with the SEC on April 24, 2009. We will not receive any proceeds from the resale of such shares of class A common stock.

Issuer Purchases of Equity Securities

The following table sets forth all purchases made by or on behalf of the Company or any “affiliated purchaser,” as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, of shares of our class A common stock during each of the indicated months.

Period	Total Number of Shares Purchased (in thousands)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Publicly Announced Plans or Programs
March 30, 2009 through April 26, 2009(1)	4	$25.11	—	—
April 27, 2009 through May 24, 2009(2)	15	$26.19	—	—
May 25, 2009 through June 28, 2009(1)	14	$29.48	—	—
Total	33	$27.39	—	—

(1)	The total number of shares purchased includes only shares surrendered to satisfy tax withholding obligations in connection with the vesting of restricted stock issued to employees.
(2)
Shares repurchased were open-market purchases made by Dennis V. Arriola, our Senior Vice President and Chief Financial Officer, or Mr. McDaniel and were previously disclosed on Forms 4 filed with the SEC as well as shares surrendered to satisfy tax withholding obligations in connection with the vesting of restricted stock issued to employees.

Item 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At our annual meeting of stockholders on May 8, 2009, stockholders (1) re-elected two Class I directors and (2) ratified the appointment of PricewaterhouseCoopers LLP as our independent registered public accounting firm for the fiscal year ending January 3, 2010. Each holder of shares of class A common stock was entitled to one vote for each share of class A common stock held as of the record date of March 10, 2009, and each holder of shares of class B common stock was entitled to eight votes for each share of class B common stock held as of such date. After giving effect to the increased voting power of class B common stock the voting results were as follows:

1.             Proposal One — Class I Directors Nominated for Re-Election:

	Number of Votes
	For	Withheld
Uwe-Ernst Bufe	314,669,657	15,337,481
Pat Wood III	178,247,394	151,759,744

2.             Proposal Two — Ratification of PricewaterhouseCoopers LLP:

Number of Votes
For	Against	Abstain	Broker Non-Votes
327,210,653	2,275,435	435,567	0

Ms. Betsy S. Atkins and Messrs. W. Steve Albrecht, Thomas R. McDaniel, T.J. Rodgers and Thomas H. Werner also continued to serve as directors following the annual meeting of stockholders. Their terms of office as directors did not expire in 2009 and were therefore not included in the nomination and election process of this year’s annual meeting of stockholders.

Index

Item 6:	EXHIBITS

Exhibit Number	Description

4.1
Third Supplemental Indenture, dated May 4, 2009, by and between SunPower Corporation and Wells Fargo Bank, N.A., as Trustee (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed by SunPower Corporation on May 6, 2009).

4.2	Form of 4.75% Senior Convertible Debenture due 2014 (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed by SunPower Corporation on May 6, 2009).
10.1*†	Amendment No. 1 to Long-Term Ingot and Wafer Supply Agreement, dated November 20, 2007, by and between SunPower Corporation and NorSun AS.
10.2*†	First Amendment to Amended and Restated Credit Agreement, dated April 17, 2009, by and between SunPower Corporation and Wells Fargo Bank, National Association.
10.3*	Third Party Pledge Agreement, dated May 20, 2009, by and between SunPower Corporation, Systems and Wells Fargo Bank, National Association.
10.4*	Amended and Restated Security Agreement: (Deposit Accounts), dated April 17, 2009, by and between SunPower Corporation and Wells Fargo Bank, National Association.
10.5*
Second Amended and Restated Joint Addendum to Security Agreement (Deposit Accounts) and Security Agreement (Securities Account), dated April 17, 2009, by and between SunPower Corporation and Wells Fargo Bank, National Association.

10.6*	Loan Agreement, dated April 17, 2009, by and between SunPower Corporation and Union Bank, N.A.
10.7*†	Security Agreement, dated April 17, 2009, by and between SunPower Corporation and Union Bank, N.A.
10.8*	Continuing Guaranty, dated April 17, 2009, by and among SunPower Corporation, Systems, SunPower North America, LLC and Union Bank, N.A.
10.9*†	Photovoltaic Equipment Master Supply Agreement, dated April 21, 2009, by and between SunPower Corporation, Systems and FPL Group, Inc.
10.10
Convertible Debenture Hedge Transaction Confirmation, dated April 28, 2009, by and between SunPower Corporation and Wachovia Bank, National Association (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by SunPower Corporation on April 30, 2009).

10.11
Convertible Debenture Hedge Transaction Confirmation, dated April 28, 2009, by and between SunPower Corporation and Credit Suisse International (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by SunPower Corporation on April 30, 2009).

10.12
Convertible Debenture Hedge Transaction Confirmation, dated April 28, 2009, by and between SunPower Corporation and Deutsche Bank AG, London Branch (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed by SunPower Corporation on April 30, 2009).

10.13
Warrant Transaction Confirmation, dated April 28, 2009, by and between SunPower Corporation and Wachovia Bank, National Association (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed by SunPower Corporation on April 30, 2009).

10.14
Warrant Transaction Confirmation, dated April 28, 2009, by and between SunPower Corporation and Credit Suisse International (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed by SunPower Corporation on April 30, 2009).

10.15
Warrant Transaction Confirmation, dated April 28, 2009, by and between SunPower Corporation and Deutsche Bank AG, London Branch (incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K filed by SunPower Corporation on April 30, 2009).

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

SUNPOWER CORPORATION

Dated: July 31, 2009	By:	/s/ DENNIS V. ARRIOLA

Dennis V. Arriola
Senior Vice President and
Chief Financial Officer

Index

Index to Exhibits

Exhibit Number	Description
10.1*†	Amendment No. 1 to Long-Term Ingot and Wafer Supply Agreement, dated November 20, 2007, by and between SunPower Corporation and NorSun AS.
10.2*†	First Amendment to Amended and Restated Credit Agreement, dated April 17, 2009, by and between SunPower Corporation and Wells Fargo Bank, National Association.
10.3*	Third Party Pledge Agreement, dated May 20, 2009, by and between SunPower Corporation, Systems and Wells Fargo Bank, National Association.
10.4*	Amended and Restated Security Agreement: (Deposit Accounts), dated April 17, 2009, by and between SunPower Corporation and Wells Fargo Bank, National Association.
10.5*
Second Amended and Restated Joint Addendum to Security Agreement (Deposit Accounts) and Security Agreement (Securities Account), dated April 17, 2009, by and between SunPower Corporation and Wells Fargo Bank, National Association.

10.6*	Loan Agreement, dated April 17, 2009, by and between SunPower Corporation and Union Bank, N.A.
10.7*†	Security Agreement, dated April 17, 2009, by and between SunPower Corporation and Union Bank, N.A.
10.8*	Continuing Guaranty, dated April 17, 2009, by and among SunPower Corporation, Systems, SunPower North America, LLC and Union Bank, N.A.
10.9*†	Photovoltaic Equipment Master Supply Agreement, dated April 21, 2009, by and between SunPower Corporation, Systems and FPL Group, Inc.
31.1*	Certification by Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a).
31.2*	Certification by Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a).
32.1*	Certification Furnished Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibits marked with an asterisk (*) are filed herewith.

Exhibits marked with a cross (†) are subject to a request for confidential treatment filed with the Securities and Exchange Commission.