Form 10-Q
period 2009-09-27
SUNPOWER CORP
filed 2009-11-02
CIK 867773

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________

FORM 10-Q
_____________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 27, 2009

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

The total number of outstanding shares of the registrant’s class A common stock as of October 28, 2009 was 54,940,045.
The total number of outstanding shares of the registrant’s class B common stock as of October 28, 2009 was 42,033,287.

SunPower Corporation

Index

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

SunPower Corporation

Condensed Consolidated Balance Sheets
(In thousands, except share data)
(unaudited)

	September 27, 2009	December 28, 2008(1)
Assets
Current assets:
Cash and cash equivalents	$472,126	$202,331
Restricted cash and cash equivalents, current portion	77,088	13,240
Short-term investments	796	17,179
Accounts receivable, net	243,528	194,222
Costs and estimated earnings in excess of billings	73,519	30,326
Inventories	239,211	251,542
Advances to suppliers, current portion	22,718	43,190
Prepaid expenses and other current assets	107,294	98,254
Total current assets	1,236,280	850,284

Restricted cash and cash equivalents, net of current portion	243,700	162,037
Long-term investments	8,426	23,577
Property, plant and equipment, net	695,409	629,247
Goodwill	198,329	196,720
Other intangible assets, net	29,115	39,490
Advances to suppliers, net of current portion	115,136	119,420
Other long-term assets	89,836	76,751
Total assets	$2,616,231	$2,097,526
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$232,547	$263,241
Accrued liabilities	159,695	157,049
Billings in excess of costs and estimated earnings	17,484	11,806
Convertible debt, current portion	135,518	—
Customer advances, current portion	22,406	19,035
Total current liabilities	567,650	451,131

Long-term debt	188,915	54,598
Convertible debt, net of current portion	395,438	357,173
Customer advances, net of current portion	74,736	91,359
Long-term deferred tax liability	9,468	8,141
Other long-term liabilities	26,398	25,950
Total liabilities	1,262,605	988,352
Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock, $0.001 par value, 10,042,490 shares authorized; none issued and outstanding	—	—
Common stock, $0.001 par value, 150,000,000 shares of class B common stock authorized; 42,033,287 shares of class B common stock issued and outstanding; $0.001 par value, 217,500,000 shares of class A common stock authorized; 55,186,633 and 44,055,644 shares of class A common stock issued; 54,858,480 and 43,849,566 shares of class A common stock outstanding, at September 27, 2009 and December 28, 2008, respectively	97	86
Additional paid-in capital	1,287,711	1,065,745
Accumulated other comprehensive loss	(31,644)	(25,611)
Retained earnings	109,827	77,611
	1,365,991	1,117,831
Less: shares of class A common stock held in treasury, at cost; 328,153 and 206,078 shares at September 27, 2009 and December 28, 2008, respectively	(12,365)	(8,657)
Total stockholders’ equity	1,353,626	1,109,174
Total liabilities and stockholders’ equity	$2,616,231	$2,097,526

(1)	As adjusted to reflect the adoption of new accounting guidance for convertible debt instruments that may be settled in cash upon conversion (see Note 1).

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

SunPower Corporation

Condensed Consolidated Statements of Operations
(In thousands, except per share data)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 27, 2009	September 28, 2008(1)	September 27, 2009	September 28, 2008(1)
Revenue:
Systems	$168,412	$193,330	$383,233	$642,774
Components	297,895	184,170	594,505	391,178
Total revenue	466,307	377,500	977,738	1,033,952
Operating costs and expenses:
Cost of systems revenue	144,859	158,829	325,003	511,316
Cost of components revenue	232,164	113,358	457,240	271,288
Research and development	8,250	6,049	23,067	15,504
Sales, general and administrative	46,473	46,075	130,511	123,141
Total operating costs and expenses	431,746	324,311	935,821	921,249
Operating income	34,561	53,189	41,917	112,703
Other income (expense):
Interest income	—	2,650	1,949	9,086
Interest expense	(9,854)	(5,743)	(25,503)	(18,137)
Gain on purchased options	—	—	21,193	—
Other, net	585	(5,691)	(3,765)	(8,546)
Other income (expense), net	(9,269)	(8,784)	(6,126)	(17,597)
Income before income taxes and equity in earnings of unconsolidated investees	25,292	44,405	35,791	95,106
Income tax provision	15,088	21,856	10,580	31,275
Income before equity in earnings of unconsolidated investees	10,204	22,549	25,211	63,831
Equity in earnings of unconsolidated investees	2,627	2,132	7,005	4,006
Net income	$12,831	$24,681	$32,216	$67,837
Net income per share of class A and class B common stock:
Basic	$0.14	$0.30	$0.36	$0.84
Diluted	$0.13	$0.29	$0.35	$0.80
Weighted-average shares:
Basic	94,668	80,465	89,764	79,614
Diluted	96,319	84,064	91,513	83,477

(1)
As adjusted to reflect the adoption of new accounting guidance for both convertible debt instruments that may be settled in cash upon conversion and unvested share-based payment awards that contain rights to nonforfeitable dividends are participating securities (see Note 1).

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

SunPower Corporation

Condensed Consolidated Statements of Cash Flows
(In thousands)
(unaudited)

	Nine Months Ended
	September 27, 2009	September 28, 2008(1)
Cash flows from operating activities:
Net income	$32,216	$67,837
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	34,204	52,026
Depreciation	60,348	35,741
Amortization of other intangible assets	12,296	12,552
Impairment of investments and long-lived assets	1,997	3,136
Non-cash interest expense	16,186	12,717
Amortization of debt issuance costs	2,454	1,611
Gain on purchased options	(21,193)	—
Equity in earnings of unconsolidated investees	(7,005)	(4,006)
Excess tax benefits from stock-based award activity	(14,744)	(33,899)
Deferred income taxes and other tax liabilities	277	29,738
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	(43,285)	(55,324)
Costs and estimated earnings in excess of billings	(41,416)	(17,700)
Inventories	20,914	(48,301)
Prepaid expenses and other assets	(9,440)	(29,636)
Advances to suppliers	24,877	19,102
Accounts payable and other accrued liabilities	(31,345)	76,513
Billings in excess of costs and estimated earnings	4,877	(60,064)
Customer advances	(13,639)	45,884
Net cash provided by operating activities	28,579	107,927
Cash flows from investing activities:
Increase in restricted cash and cash equivalents	(145,583)	(42,153)
Purchases of property, plant and equipment	(150,093)	(150,302)
Proceeds from sale of equipment to third-party	9,878	—
Purchases of available-for-sale securities	—	(65,748)
Proceeds from sales or maturities of available-for-sale securities	29,545	133,948
Cash paid for acquisitions, net of cash acquired	—	(18,311)
Cash paid for investments in joint ventures and other non-public companies	—	(24,625)
Net cash used in investing activities	(256,253)	(167,191)
Cash flows from financing activities:
Proceeds from issuance of long-term debt, net of issuance costs	137,735	—
Proceeds from issuance of convertible debt, net of issuance costs	225,018	—
Proceeds from offering of class A common stock, net of offering expenses	218,781	—
Cash paid for repurchase of convertible debt	(75,636)	—
Cash paid for purchased options	(97,336)	—
Proceeds from warrant transactions	71,001	—
Proceeds from exercises of stock options	1,408	3,786
Excess tax benefits from stock-based award activity	14,744	33,899
Purchases of stock for tax withholding obligations on vested restricted stock	(3,708)	(5,853)
Net cash provided by financing activities	492,007	31,832
Effect of exchange rate changes on cash and cash equivalents	5,462	(1,166)
Net increase (decrease) in cash and cash equivalents	269,795	(28,598)
Cash and cash equivalents at beginning of period	202,331	285,214
Cash and cash equivalents at end of period	$472,126	$256,616

Non-cash transactions:
Additions to property, plant and equipment included in accounts payable and other accrued liabilities	$—	$46,780
Non-cash interest expense capitalized and added to the cost of qualified assets	4,456	6,367
Issuance of common stock for purchase acquisition	1,471	3,054
Change in goodwill relating to adjustments to acquired net assets	—	231

(1)	As adjusted to reflect the adoption of new accounting guidance for convertible debt instruments that may be settled in cash upon conversion (see Note 1).

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

SunPower Corporation

Notes to Condensed Consolidated Financial Statements
(unaudited)

Note 1. THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company

SunPower Corporation (together with its subsidiaries, the “Company” or “SunPower”) designs, manufactures and markets high-performance solar electric power technologies. The Company’s solar cells and solar panels are manufactured using proprietary processes, and its technologies are based on more than 15 years of research and development. The Company operates in two business segments: systems and components. The Systems Segment generally represents sales directly to system owners of engineering, procurement, construction and other services relating to solar electric power systems that integrate the Company’s solar panels and balance of systems components, as well as materials sourced from other manufacturers. The Components Segment primarily represents sales of the Company’s solar panels and inverters to solar systems installers and other resellers, including the Company’s third-party global dealer network.

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

    On May 4, 2009, the Company completed a public offering of 10.35 million shares of its class A common stock, at a per share price of $22.00, and received net proceeds of $218.8 million. Also on May 4, 2009, the Company issued $230.0 million in principal amount of its 4.75% senior convertible debentures (“4.75% debentures”) and received net proceeds, before payment of the net cost of the call spread overlay, of $225.0 million. Concurrent with the issuance of the 4.75% debentures, the Company paid a net cost of $26.3 million for the call spread overlay with respect to the Company’s class A common stock which are intended to effectively increase the conversion price of the 4.75% debentures (see Note 12).

Recently Adopted Accounting Guidance

Accounting Standards Codification (“ASC” or the “Codification”)

In June 2009, the Financial Accounting Standards Board (“FASB”) issued the Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles (“GAAP”) which became the single source of authoritative, nongovernmental GAAP in the United States, except for rules and interpretive releases of the Securities and Exchange Commission (“SEC”), which are additional sources of authoritative GAAP for SEC registrants. The Codification did not change GAAP, but it introduced a new indexing structure for GAAP literature that is organized by topic in an online research system. Adoption of the Codification in the third quarter of fiscal 2009 had no impact on the Company’s condensed consolidated financial statements.

Convertible Debt

On December 29, 2008, the start of its 2009 fiscal year, the Company adopted new accounting guidance for convertible debt instruments that may be settled in cash upon conversion, which requires recognition of both the liability and equity components of convertible debt instruments with cash settlement features. The debt component is required to be recognized at the fair value of a similar debt instrument that does not have an associated equity component. The equity component is recognized as the difference between the proceeds from the issuance of the convertible debt and the fair value of the liability, after adjusting for the deferred tax impact. The new accounting guidance also requires an accretion of the resulting debt discount over the expected life of the convertible debt. The new accounting guidance was required to be applied retrospectively to prior periods and, accordingly, financial statements for prior periods have been adjusted to reflect its adoption.

In February 2007, the Company issued $200.0 million in principal amount of its 1.25% senior convertible debentures (“1.25% debentures”). In July 2007, the Company issued $225.0 million in principal amount of its 0.75% senior convertible debentures (“0.75% debentures”). The 1.25% debentures and the 0.75% debentures contain partial cash settlement features and are therefore subject to the aforementioned new accounting guidance. As a result, the carrying value of the equity and debt components was retrospectively adjusted. As of December 28, 2008, the carrying value of the equity component was $61.8 million in the aggregate and the principal amount of the outstanding debentures, the unamortized discount and the net carrying value were $423.6 million, $66.4 million and $357.2 million in the aggregate, respectively (see Note 12). On a cumulative basis from the respective issuance dates of the 1.25% debentures and the 0.75% debentures through December 28, 2008, the Company has recognized $22.6 million in non-cash interest expense, excluding the related tax effects.

Index

As a result of the Company’s adoption of the new accounting guidance, the Company’s Condensed Consolidated Balance Sheet as of December 28, 2008 has been adjusted as follows:

(In thousands)	As Adjusted in this Quarterly Report on Form 10-Q	As Previously Reported in Annual Report on Form 10-K
Assets
Inventories	$251,542	$251,388
Prepaid expenses and other current assets	98,254	96,104
Property, plant and equipment, net	629,247	612,687
Other long-term assets	76,751	74,224
Total assets	2,097,526	2,076,135
Liabilities
Convertible debt, net of current portion	357,173	423,608
Deferred tax liability, net of current portion	8,141	8,115
Total liabilities	988,352	1,054,761
Stockholders’ Equity
Additional paid-in capital	1,065,745	1,003,954
Retained earnings	77,611	51,602
Total stockholders’ equity	1,109,174	1,021,374

As a result of the Company’s adoption of the new accounting guidance, the Company’s Condensed Consolidated Statements of Operations for the three and nine months ended September 28, 2008 have been adjusted as follows:

(In thousands)	Three Months Ended		Nine Months Ended
	As Adjusted in this Quarterly Report on Form 10-Q	As Previously Reported in Quarterly Report on Form 10-Q	As Adjusted in this Quarterly Report on Form 10-Q	As Previously Reported in Quarterly Report on Form 10-Q
Cost of systems revenue	$158,829	$158,730	$511,316	$511,080
Cost of components revenue	113,358	113,149	271,288	270,901
Operating income	53,189	53,497	112,703	113,326
Interest expense	(5,743)	(1,411)	(18,137)	(4,286)
Other, net	(5,691)	(5,692)	(8,546)	(9,519)
Income before income taxes and equity in earnings of unconsolidated investees	44,405	49,044	95,106	108,607
Income tax provision	21,856	29,797	31,275	49,869
Income before equity in earnings of unconsolidated investees	22,549	19,247	63,831	58,738
Net income	24,681	21,379	67,837	62,744

As a result of the Company’s adoption of the new accounting guidance, the Company’s Condensed Consolidated Statement of Cash Flows for the nine months ended September 28, 2008 has been adjusted as follows:

(In thousands)	As Adjusted in this Quarterly Report on Form 10-Q	As Previously Reported in Quarterly Report on Form 10-Q
Cash flows from operating activities:
Net income	$67,837	$62,744
Depreciation	35,741	35,595
Non-cash interest expense	12,717	—
Amortization of debt issuance costs	1,611	972
Deferred income taxes and other tax liabilities	29,738	48,333
Net cash provided by operating activities	107,927	107,927

Index

Earnings Per Share

On December 29, 2008, the Company adopted accounting guidance which clarifies that all outstanding unvested stock-based payment awards that contain rights to nonforfeitable dividends are considered participating securities for the purpose of calculating earnings per share and are subject to the two-class method. In fiscal 2007, the Company granted restricted stock awards with the same dividend rights as its other common stockholders. These unvested restricted stock awards are considered participating securities and the two-class method of computing basic and diluted earnings per share must be applied (see Note 16). Stock-based awards granted subsequent to fiscal 2007 do not contain nonforfeitable dividend rights and are not considered participating securities. The new accounting guidance was applied retrospectively to the Company’s historical results of operations and, as a result, the Company’s Condensed Consolidated Statements of Operations for the three and nine months ended September 28, 2008 have been adjusted as follows:

(In thousands, except per share data)	Three Months Ended		Nine Months Ended
	As Adjusted in this Quarterly Report on Form 10-Q	As Previously Reported in Quarterly Report on Form 10-Q	As Adjusted in this Quarterly Report on Form 10-Q	As Previously Reported in Quarterly Report on Form 10-Q
Net income	$24,681	$21,379	$67,837	$62,744
Net income per share of class A and class B common stock:
Basic	$0.30	$0.27	$0.84	$0.79
Diluted	$0.29	$0.25	$0.80	$0.75
Weighted-average shares:
Basic	80,465	80,465	79,614	79,614
Diluted	84,064	84,488	83,477	84,061

Disclosures about Derivative Instruments and Hedging Activities

On December 29, 2008, the Company adopted new accounting guidance which requires entities to provide enhanced disclosures addressing the following: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedged items are accounted for and related interpretations; and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. The new accounting guidance had no impact on the Company’s condensed consolidated financial statements and only required additional financial statement disclosures as set forth in Note 14.

Fair Value of Assets and Liabilities

During the first quarter of fiscal 2009, the Company adopted accounting guidance for nonfinancial assets and liabilities that are not measured and recorded at fair value on a recurring basis. The adoption of this accounting guidance had no impact on the Company’s condensed consolidated financial statements.

In April 2009, the FASB issued additional accounting guidance on how to determine fair value of financial assets and liabilities when the volume and level of activity for an asset or liability have significantly decreased and how to identify transactions that are not orderly in light of the current economic environment. If the Company were to conclude that there has been a significant decrease in the volume and level of activity of an asset or liability in relation to normal market activities, quoted market values may not be representative of fair value and the Company may conclude that a change in valuation technique or the use of multiple valuation techniques may be appropriate. The accounting guidance also clarified the recognition and presentation of other-than-temporary impairments of securities to bring consistency to the timing of impairment recognition, and provide clarity to investors about the credit and noncredit components of impaired debt securities that are not expected to be sold. In addition, the accounting guidance required disclosures about fair value of financial instruments in annual financial statements of publicly traded companies to also be disclosed during interim reporting periods. The Company’s adoption of the accounting guidance in the second quarter of fiscal 2009 had no impact on the Company’s condensed consolidated financial statements and only required additional financial statement disclosures (see Notes 2, 6 and 8).

Index

Business Combinations

On December 29, 2008, the Company adopted new accounting guidance which significantly changed the accounting for business combinations in a number of areas including the treatment of contingent consideration, acquisition costs, in-process research and development and restructuring costs. In addition, changes in deferred tax asset valuation allowances and acquired income tax uncertainties in a business combination after the measurement period affect income tax expense under the new accounting guidance. As a result of the Company’s adoption of the new accounting guidance, the Company reflected an asset for in-process research and development of $1.0 million in connection with its acquisition of Tilt Solar LLC (“Tilt Solar”) during the second quarter of fiscal 2009 which would have been expensed under previous accounting guidance (see Note 5).

In April 2009, the FASB issued new accounting guidance for the initial recognition and measurement, subsequent measurement and accounting, and disclosures for assets and liabilities arising from contingencies in business combinations. The new accounting guidance eliminates the distinction between contractual and non-contractual contingencies. The Company’s adoption of the new accounting guidance for contingent assets and liabilities acquired in business combinations during the first quarter of fiscal 2009 had no impact on its condensed consolidated financial statements.

Subsequent Events

In May 2009, the FASB issued new accounting guidance which established general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The new accounting guidance requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for selecting that date, that is, whether that date represents the date the financial statements were issued or were available to be issued. The Company’s adoption of this accounting guidance in the second quarter of fiscal 2009 had no impact on its condensed consolidated financial statements and only required additional financial statement disclosures. The Company evaluated subsequent events through November 2, 2009, the date this Quarterly Report on Form 10-Q was filed.

Issued Accounting Guidance Not Yet Adopted

With the exception of those discussed below, there has been no issued accounting guidance not yet adopted by the Company that it believes is of significance, or of potential significance.

Share Lending Arrangements

    In June 2009, the FASB issued new accounting guidance that will change how companies account for share lending arrangements that are executed in connection with convertible debt offerings or other financings. The new accounting guidance requires all such share lending arrangements to be valued and amortized to interest expense in the same manner as debt issuance costs. As a result of the new accounting guidance, existing share lending arrangements relating to the Company’s class A common stock will be required to be measured at fair value and amortized to interest expense in its consolidated financial statements. In addition, in the event that counterparty default pursuant to the share lending agreement becomes probable, the Company will be required to recognize an expense equal to the then fair value of the unreturned loaned shares, net of any probable recoveries. The new accounting guidance is effective for fiscal years beginning after December 15, 2009 (the Company’s first quarter of fiscal 2010) and retrospective adoption is required for all periods presented.

    In connection with the issuance of the 1.25% debentures and 0.75% debentures, the Company loaned approximately 2.9 million shares of its class A common stock to Lehman Brothers International (Europe) Limited (“LBIE”) and approximately 1.8 million shares of its class A common stock to Credit Suisse International (“CSI”) under share lending arrangements. The new accounting guidance will result in higher non-cash amortization of imputed share lending costs in current and prior periods, as well as a material non-cash loss resulting from Lehman Brothers Holding Inc. (“Lehman”) filing of a petition for protection under Chapter 11 of the U.S. bankruptcy code on September 15, 2008, and LBIE commencing administration proceedings (analogous to bankruptcy) in the United Kingdom. The then fair value of the approximately 2.9 million shares of the Company’s class A common stock loaned and unreturned by LBIE is approximately $241 million, which will be expensed retrospectively in the third quarter of fiscal 2008, before consideration of any potential recoveries and related tax effects. The Company is currently determining the full impact that the January 2010 adoption of this new accounting guidance will have on its current and prior-period’s consolidated financial statements.

Variable Interest Entities

In June 2009, the FASB issued new accounting guidance regarding consolidation of variable interest entities to eliminate the exemption for qualifying special purpose entities, provide a new approach for determining which entity should consolidate a variable interest entity, and require an enterprise to regularly perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity. The new accounting guidance is effective for fiscal years beginning after November 15, 2009 and earlier application is prohibited. The Company is currently evaluating the potential impact of the adoption of the new accounting guidance on its condensed consolidated financial statements.

Index

Revenue Arrangements with Multiple Deliverables

In October 2009, the FASB issued new accounting guidance for revenue arrangements with multiple deliverables. Specifically, the new guidance requires an entity to allocate arrangement consideration at the inception of an arrangement to all of its deliverables based on their relative selling prices. In addition, the new guidance eliminates the use of the residual method of allocation and requires the relative-selling-price method in all circumstances in which an entity recognizes revenue for an arrangement with multiple deliverables. The new accounting guidance is effective in the fiscal year beginning on or after June 15, 2010. Early adoption is permitted. The Company plans to adopt the new accounting guidance in the first quarter of fiscal 2010 and apply the prospective application for new or materially modified arrangements with multiple deliverables. The Company does not anticipate the adoption of the new accounting guidance to have a material impact on its condensed consolidated financial statements.

Fiscal Years

The Company reports on a fiscal-year basis and ends its quarters on the Sunday closest to the end of the applicable calendar quarter, except in a 53-week fiscal year, in which case the additional week falls into the fourth quarter of that fiscal year. Fiscal year 2009 consists of 53 weeks while fiscal year 2008 consists of 52 weeks. The third quarter of fiscal 2009 ended on September 27, 2009 and the third quarter of fiscal 2008 ended on September 28, 2008.

 Basis of Presentation

The accompanying condensed consolidated interim financial statements have been prepared pursuant to the rules and regulations of the SEC regarding interim financial reporting and include the accounts of the Company and all of its subsidiaries. Intercompany transactions and balances have been eliminated in consolidation. The year-end Condensed Consolidated Balance Sheet data was derived from audited financial statements as adjusted for the Company’s adoption of new accounting guidance for convertible debt instruments that may be settled in cash upon conversion discussed above. Accordingly, these financial statements do not include all of the information and footnotes required by GAAP for complete financial statements and should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 28, 2008.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America ("United States" or "U.S.") requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Significant estimates in these financial statements include percentage-of-completion for construction projects, allowances for doubtful accounts receivable and sales returns, inventory write-downs, estimates for future cash flows and economic useful lives of property, plant and equipment, goodwill, other intangible assets and other long-term assets, asset impairments, valuation of auction rate securities, investments in joint ventures, certain accrued liabilities including accrued warranty reserves, valuation of debt without the conversion feature, income taxes and tax valuation allowances. Actual results could materially differ from those estimates.

In the nine months ended September 27, 2009, the Company identified certain adjustments related to fiscal 2008, primarily due to systems costs and inventory that resulted in the recording of additional out of period costs of approximately $1.8 million. The effect of these items is not material to estimated pre-tax or net income for the current year.

In the opinion of management, the accompanying condensed consolidated interim financial statements contain all adjustments, consisting only of normal recurring adjustments, which the Company believes are necessary for a fair statement of the Company’s financial position as of September 27, 2009 and its results of operations for the three and nine months ended September 27, 2009 and September 28, 2008 and its cash flows for the nine months ended September 27, 2009 and September 28, 2008. These condensed consolidated interim financial statements are not necessarily indicative of the results to be expected for the entire year.

Index

Note 2. BALANCE SHEET COMPONENTS

(In thousands)	September 27, 2009	December 28, 2008
Accounts receivable, net:
Accounts receivable, gross	$247,751	$196,316
Less: Allowance for doubtful accounts	(2,307)	(1,863)
Less: Allowance for sales returns	(1,916)	(231)
	$243,528	$194,222

Prepaid expenses and other current assets:
VAT receivables, current portion	$37,867	$26,489
Deferred tax assets	5,658	5,658
Foreign currency derivatives	2,670	11,443
Other receivables(1)	30,591	36,749
Other prepaid expenses	30,508	17,915
	$107,294	$98,254
(1) Includes tolling agreements with suppliers in which the Company provides polysilicon required for silicon ingot manufacturing and procures the manufactured silicon ingots from the suppliers (see Note 10).

Other long-term assets:
VAT receivables, net of current portion	$7,536	$6,692
Investments in joint ventures	35,993	29,007
Note receivable(2)	10,000	10,000
Other	36,307	31,052
	$89,836	$76,751
(2) In June 2008, the Company loaned $10.0 million to a third-party private company pursuant to a three-year note receivable that is convertible into equity at the Company’s option.

Accrued liabilities:
VAT payables	$20,796	$18,934
Income taxes payable	—	13,402
Short-term deferred tax liability	5,658	5,658
Foreign currency derivatives	49,553	45,791
Short-term warranty reserves	36,329	23,872
Employee compensation and employee benefits	15,229	19,018
Other	32,130	30,374
	$159,695	$157,049

Note 3. INVENTORIES

(In thousands)	September 27, 2009	December 28, 2008
Raw materials(1)	$62,137	$96,351
Work-in-process (2)	38,782	26,155
Finished goods(3)	138,292	129,036
	$239,211	$251,542
(1) In addition to polysilicon and other raw materials for solar cell manufacturing, raw materials include installation materials for systems projects.
(2) In the Annual Report on Form 10-K for the year ended December 28, 2008, solar cells to be sold to customers were previously disclosed as finished goods and solar cells to be manufactured into solar panels at our solar panel assembly facility were previously disclosed as raw materials. In this Quarterly Report on Form 10-Q, the balance of work-in-process as of December 28, 2008 is adjusted to include all solar cells.

(3) In the Annual Report on Form 10-K for the year ended December 28, 2008, third-party solar panels to be used in the construction of solar power systems by the Systems Segment were previously disclosed as raw materials. In this Quarterly Report on Form 10-Q, the balance of finished goods as of December 28, 2008 is adjusted to include third-party solar panels. In addition, the balance of finished goods as of December 28, 2008 increased by $0.2 million for the change in amortization of capitalized non-cash interest expense capitalized in inventory as a result of the Company’s adoption of new accounting guidance for convertible debt instruments that may be settled in cash upon conversion (see Note 1).

Index

Note 4. PROPERTY, PLANT AND EQUIPMENT

(In thousands)	September 27, 2009	December 28, 2008(1)
Property, plant and equipment, net:
Land and buildings	$17,269	$13,912
Manufacturing equipment	538,958	387,860
Computer equipment	40,087	26,957
Furniture and fixtures	4,501	4,327
Leasehold improvements	195,532	148,190
Construction-in-process	60,362	149,657
	856,709	730,903
Less: Accumulated depreciation	(161,300)	(101,656)
	$695,409	$629,247
(1)
Property, plant and equipment, net increased $16.6 million for non-cash interest expense associated with the 1.25% debentures and 0.75% debentures that was capitalized and added to the cost of qualified assets as a result of the Company’s adoption of new accounting guidance for convertible debt instruments that may be settled in cash upon conversion (see Note 1).

Certain manufacturing equipment associated with solar cell manufacturing lines located at one of the Company’s facilities in the Philippines are collateralized in favor of a third-party by way of a chattel mortgage, a first ranking mortgage and a security interest in the property. The Company provided security for advance payments received from a third-party in fiscal 2008 totaling $40.0 million in the form of collateralized manufacturing equipment with a net book value of $37.7 million and $43.1 million as of September 27, 2009 and December 28, 2008, respectively (see Note 8).

The Company evaluates its long-lived assets, including property, plant and equipment and other intangible assets with finite lives (see Note 5), for impairment whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. Factors considered important that could result in an impairment review include significant underperformance relative to expected historical or projected future operating results, significant changes in the manner of use of acquired assets and significant negative industry or economic trends.

Ongoing weak global credit market conditions have had a negative impact on the Company’s earnings during the nine months ended September 27, 2009. From time to time, the Company may temporarily remove certain long-lived assets from service based on projections of reduced capacity needs. The Company believes the current adverse change in its business climate resulting in lower forecasted revenue for fiscal 2009 is temporary in nature and does not indicate that the fair values of its long-lived assets have fallen below their carrying values as of September 27, 2009.

 Note 5. BUSINESS COMBINATION, GOODWILL AND OTHER INTANGIBLE ASSETS

Acquisition of Tilt Solar

On April 14, 2009, the Company completed the acquisition of Tilt Solar, which was not material to the Company’s financial position or results of operations.

Goodwill

The following table presents the changes in the carrying amount of goodwill under the Company's reportable business segments:

(In thousands)	Systems	Components	Total
As of December 28, 2008	$181,801	$14,919	$196,720
Goodwill arising from business combination	581	—	581
Translation adjustment	—	1,028	1,028
As of September 27, 2009	$182,382	$15,947	$198,329

The balance of goodwill within the Systems Segment increased $0.6 million as of September 27, 2009 due to the Company’s acquisition of Tilt Solar, which represents the excess of the purchase price over the fair value of the underlying net tangible and other intangible assets of Tilt Solar. The Company records a translation adjustment for the revaluation of its Euro and Australian dollar functional currency subsidiaries’ goodwill and other intangible assets into U.S. dollar equivalents. For the nine months ended September 27, 2009, the translation adjustment increased the balance of goodwill within the Components Segment by $1.0 million.

Index

Goodwill is tested for impairment at least annually, or more frequently if certain indicators are present. A two-step process is used to test for goodwill impairment. The first step is to determine if there is an indication of impairment by comparing the estimated fair value of each reporting unit to its carrying value including existing goodwill. Goodwill is considered impaired if the carrying value of a reporting unit exceeds the estimated fair value. Upon an indication of impairment, a second step is performed to determine the amount of the impairment by comparing the implied fair value of the reporting unit’s goodwill with its carrying value.

The Company conducts its annual impairment test of goodwill as of the Sunday closest to the end of the third fiscal quarter of each year. Impairment of goodwill is tested at the Company’s reporting unit level which in the Company’s case is consistent with its segments. To estimate the fair value of the Systems Segment and Components Segment, the Company utilized a combination of income and market approaches defined as Level 3 inputs under fair value measurement standards (see Note 6). The income approach, specifically a discounted cash flow analysis, included assumptions for, among others, forecasted revenue, gross margin, operating income, working capital cash flow, perpetual growth rates and long-term discount rates, all of which require significant judgment by management. These assumptions took into account the current recessionary environment and its impact on the Company’s business. Based on the impairment test as of September 27, 2009, the Company determined there was no impairment. In the event that management determines that the value of goodwill has become impaired, the Company will incur an accounting charge for the amount of the impairment during the fiscal quarter in which the determination is made.

Other Intangible Assets

The following tables present details of the Company's acquired other intangible assets:

(In thousands)	Gross	Accumulated Amortization	Net
As of September 27, 2009
Patents and purchased technology	$51,398	$(39,341)	$12,057
Purchased in-process research and development	1,000	—	1,000
Trade names	2,622	(2,094)	528
Customer relationships and other	28,580	(13,050)	15,530
	$83,600	$(54,485)	$29,115

As of December 28, 2008
Patents and purchased technology	$51,398	$(31,322)	$20,076
Trade names	2,501	(1,685)	816
Customer relationships and other	27,456	(8,858)	18,598
	$81,355	$(41,865)	$39,490

In connection with the acquisition of Tilt Solar in the second quarter of fiscal 2009, the Company recorded $1.5 million of other intangible assets. All of the Company’s acquired other intangible assets are subject to amortization. Amortization expense for other intangible assets totaled $4.1 million and $12.3 million for the three and nine months ended September 27, 2009, respectively, and $4.2 million and $12.6 million for the three and nine months ended September 28, 2008, respectively. As of September 27, 2009, the estimated future amortization expense related to other intangible assets is as follows (in thousands):

2009 (remaining three months)	$4,170
2010	15,406
2011	5,315
2012	4,119
Thereafter	105
$29,115

Note 6. INVESTMENTS

The Company’s investments are carried at fair value. Fair values are determined based upon a hierarchy that prioritizes the inputs to valuation techniques by assigning the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities ("Level 1") and the lowest priority to unobservable inputs ("Level 3"). Level 2 measurements are inputs that are observable for assets or liabilities, either directly or indirectly, other than quoted prices included within Level 1.

Index

Assets Measured at Fair Value on a Recurring Basis

The following tables present information about the Company’s investments in available-for-sale debt and equity securities that are measured at fair value on a recurring basis and indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value. Information about the Company’s foreign currency derivatives measured at fair value on a recurring basis is disclosed in Note 14. The Company does not have any nonfinancial assets or liabilities that are recognized or disclosed at fair value in its condensed consolidated financial statements on a recurring basis.

	September 27, 2009
(In thousands)	Level 1	Level 2	Level 3	Total
Assets
Money market funds	$550,489	$—	$796	$551,285
Bank notes	24,029	—	—	24,029
Corporate securities	—	—	8,426	8,426
Total available-for-sale securities	$574,518	$—	$9,222	$583,740

	December 28, 2008
(In thousands)	Level 1	Level 2	Level 3	Total
Assets
Money market funds	$227,190	$—	$7,185	$234,375
Bank notes	49,610	—	—	49,610
Corporate securities	—	9,994	23,577	33,571
Total available-for-sale securities	$276,800	$9,994	$30,762	$317,556

Available-for-sale securities utilizing Level 3 inputs to determine fair value are comprised of investments in money market funds totaling $0.8 million and $7.2 million as of September 27, 2009 and December 28, 2008, respectively, and auction rate securities totaling $8.4 million and $23.6 million as of September 27, 2009 and December 28, 2008, respectively.

Money Market Funds

Investments in money market funds utilizing Level 3 inputs consist of the Company’s investments in the Reserve Primary Fund and the Reserve International Liquidity Fund (collectively referred to as the "Reserve Funds"). The net asset value per share for the Reserve Funds fell below $1.00 because the funds had investments in Lehman, which filed for bankruptcy on September 15, 2008. As a result of this event, the Reserve Funds wrote down their investments in Lehman to zero and also announced that the funds would be closed and distributed to holders. The Company has estimated its loss on the Reserve Funds to be approximately $2.2 million based upon information publicly disclosed by the Reserve Funds relative to its holdings and remaining obligations. The Company recorded impairment charges of zero and $1.2 million in the three and nine months ended September 27, 2009, respectively, and $0.9 million in both the three and nine months ended September 28, 2008, in “Other, net” in its Condensed Consolidated Statements of Operations, thereby establishing a new cost basis for each fund. The Company’s other money market fund instruments are classified within Level 1 of the fair value hierarchy because they are valued using quoted prices for identical instruments in active markets.

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

Index

The Company determined that use of a valuation model was the best available technique for measuring the fair value of its auction rate securities. The Company used an income approach valuation model to estimate the price that would be received to sell its securities in an orderly transaction between market participants ("exit price") as of the balance sheet dates. The exit price was derived as the weighted average present value of expected cash flows over various periods of illiquidity, using a risk adjusted discount rate that was based on the credit risk and liquidity risk of the securities. While the valuation model was based on both Level 2 (credit quality and interest rates) and Level 3 inputs, the Company determined that the Level 3 inputs were the most significant to the overall fair value measurement, particularly the estimates of risk adjusted discount rates and ranges of expected periods of illiquidity. The valuation model also reflected the Company's intention to hold its auction rate securities until they can be liquidated in a market that facilitates orderly transactions. The following key assumptions were used in the valuation model:

·	5 years to liquidity;
·	continued receipt of contractual interest which provides a premium spread for failed auctions; and
·	discount rates ranging from 3.7% to 7.8%, which incorporates a spread for both credit and liquidity risk.

Based on these assumptions, the Company estimated that the auction rate securities with a stated par value of $9.9 million as of September 27, 2009 would be valued at approximately 85% of their stated par value, or $8.4 million, representing a decline in value of approximately $1.5 million. As of December 28, 2008, the Company estimated that auction rate securities with a stated par value of $26.1 million would be valued at approximately 91% of their stated par value, or $23.6 million, representing a decline in value of approximately $2.5 million. Due to one auction rate security’s downgrade from a triple-A rating to a Baa1 rating, the length of time that has passed since the auctions failed and the ongoing uncertainties regarding future access to liquidity, the Company has determined the impairment is other-than-temporary and recorded impairment losses of $0.2 million and $0.8 million in the three and nine months ended September 27, 2009, respectively, and $2.5 million in the fourth quarter of fiscal 2008, in “Other, net” in its Condensed Consolidated Statements of Operations.

The following table provides a summary of changes in fair value of the Company’s available-for-sale securities utilizing Level 3 inputs for the nine months ended September 27, 2009:

(In thousands)	Money Market Funds	Auction Rate Securities
Balance as of December 28, 2008	$7,185	$23,577
Sales and distributions (1)	(5,151)	(14,392)
Impairment loss recorded in “Other, net”	(1,238)	(759)
Balance as of September 27, 2009 (2)	$796	$8,426

(1)
In the three and nine months ended September 27, 2009, the Company sold auction rate securities with a carrying value of $9.9 million and $14.4 million, respectively, for $9.8 million and $14.4 million, respectively, to third-parties outside of the auction process and received distributions of zero and $5.2 million, respectively, from the Reserve Funds.

(2)
In October 2009, the Company sold an auction rate security with a carrying value of $4.0 million for $4.1 million to a third-party outside of the auction process and received distributions of $0.5 million from the Reserve Funds.

The following table provides a summary of changes in fair value of the Company’s available-for-sale securities utilizing Level 3 inputs for the nine months ended September 28, 2008:

(In thousands)	Money Market Funds	Auction Rate Securities
Balance as of December 31, 2007	$—	$—
Transfers from Level 1 to Level 3	26,677	—
Transfers from Level 2 to Level 3	—	29,050
Purchases	—	10,000
Sales and distributions (1)	—	(13,000)
Impairment loss recorded in “Other, net”	(933)	—
Unrealized loss included in “Other comprehensive income”	—	(1,033)
Balance as of September 28, 2008	$25,744	$25,017

(1)
In both the three and nine months ended September 28, 2008, the Company sold auction rate securities with a carrying value of $12.5 million for their stated par value of $13.0 million to the issuer of the securities outside of the auction process.

Index

The following table summarizes unrealized gains and losses by major security type designated as available-for-sale:

	September 27, 2009				December 28, 2008
		Unrealized				Unrealized
(In thousands)	Cost	Gross Gains	Gross Losses	Fair Value	Cost	Gross Gains	Gross Losses	Fair Value
Money market funds	$551,285	$—	$—	$551,285	$234,375	$—	$—	$234,375
Bank notes	24,029	—	—	24,029	49,610	—	—	49,610
Corporate securities	8,426	—	—	8,426	33,579	2	(10)	33,571
Total available-for-sale securities	$583,740	$—	$—	$583,740	$317,564	$2	$(10)	$317,556

 The classification of available-for-sale securities and cash deposits is as follows:

	September 27, 2009			December 28, 2008
(In thousands)	Available- For-Sale	Cash Deposits	Total	Available- For-Sale	Cash Deposits	Total
Cash and cash equivalents	$395,700	$76,426	$472,126	$101,523	$100,808	$202,331
Short-term restricted cash(1)	77,088	—	77,088	13,240	—	13,240
Short-term investments	796	—	796	17,179	—	17,179
Long-term restricted cash(1, 2)	101,730	141,970	243,700	162,037	—	162,037
Long-term investments	8,426	—	8,426	23,577	—	23,577
	$583,740	$218,396	$802,136	$317,556	$100,808	$418,364

(1)	Includes cash collateralized bank standby letters of credit the Company provided to securitize advance payments received from customers.
(2)	Includes cash obtained under the Company’s facility agreement with the Malaysian Government to finance the construction of its planned third solar cell manufacturing facility in Malaysia.

The contractual maturities of available-for-sale securities is as follows:

(In thousands)	September 27, 2009	December 28, 2008(1)
Due in less than one year	$575,314	$293,979
Due from one to twenty years	8,426	23,577
	$583,740	$317,556
(1)
Contractual maturities of available-for-sale securities as of December 28, 2008 is adjusted in this Quarterly Report on Form 10-Q to reflect the maturities of the debt and equity securities rather than the maturities of the bank standby letters of credit, as previously presented in the Annual Report on Form 10-K for the year ended December 28, 2008. The majority of the Company’s cash collateralized bank standby letters of credit have longer maturities than the related debt and equity securities used to collateralize such customer advance payments.

Assets Measured at Fair Value on a Non-Recurring Basis

The Company holds minority investments comprised of common and preferred stock in certain non-public companies. The Company monitors these minority investments for impairment which are included in other long-term assets in its Condensed Consolidated Balance Sheets and records reductions in the carrying values when necessary. Circumstances that indicate an other-than-temporary decline include valuation ascribed to the issuing company in subsequent financing rounds, decreases in quoted market price and declines in operations of the issuer. As of September 27, 2009 and December 28, 2008, the Company had $36.0 million and $29.0 million, respectively, in investments in joint ventures accounted for under the equity method and $4.6 million and $3.1 million, respectively, in investments accounted for under the cost method (see Note 11). During the fourth quarter of fiscal 2008, the Company recorded an other-than-temporary impairment charge of $1.9 million on a non-publicly traded investment accounted for using the cost method, due to the deterioration of the credit market and economic environment.

Index

The following table provides a summary of changes in fair value of the Company’s investments in non-public companies during the nine months ended September 27, 2009 and September 28, 2008, all of which utilize Level 3 inputs under the fair value hierarchy:

	Common and Preferred Stock
(In thousands)	September 27, 2009	September 28, 2008
Balance at the beginning of the period	$32,066	$5,304
Purchases	1,500	14,625
Payments	(19)	—
Equity in earnings of unconsolidated investees	7,005	4,006
Balance at the end of the period	$40,552	$23,935

Note 7. ADVANCES TO SUPPLIERS

The Company has entered into agreements with various polysilicon, ingot, wafer, solar cell and solar panel vendors that specify future quantities and pricing of products to be supplied by the vendors for periods up to 12 years. Certain agreements also provide for penalties or forfeiture of advanced deposits in the event the Company terminates the arrangements (see Note 10). Under certain agreements, the Company is required to make prepayments to the vendors over the terms of the arrangements. During the nine months ended September 27, 2009, the Company paid advances totaling $11.1 million in accordance with the terms of existing supply agreements. As of September 27, 2009 and December 28, 2008, advances to suppliers totaled $137.9 million and $162.6 million, respectively, the current portion of which is $22.7 million and $43.2 million, respectively. Three suppliers accounted for 67%, 22% and 8% of total advances to suppliers as of September 27, 2009, and 57%, 19% and 18% as of December 28, 2008.

The Company’s future prepayment obligations related to these agreements with suppliers as of September 27, 2009 are as follows (in thousands):

2009 (remaining three months)	$86,996
2010	161,414
2011	121,564
2012	72,694
$442,668

In October 2009, the Company paid an additional advance of $37.7 million in accordance with the terms of an existing supply agreement.

Note 8. ADVANCES FROM CUSTOMERS

From time to time, the Company enters into agreements where customers make advances for future purchases of solar power products. In general, the Company pays no interest on the advances and applies the advances as shipments of products occur.

In August 2007, the Company entered into an agreement with a third-party to supply polysilicon. Under the polysilicon agreement, the Company received advances of $40.0 million in each of fiscal 2008 and 2007 from this third-party. Commencing in fiscal 2010 and continuing through 2019, these advance payments are to be applied as a credit against the third-party’s polysilicon purchases from the Company. Such polysilicon is expected to be used by the third-party to manufacture ingots, and potentially wafers, which are to be sold to the Company under an ingot supply agreement. As of September 27, 2009, the outstanding advance was $80.0 million of which $6.0 million had been classified in short-term customer advances and $74.0 million in long-term customer advances in the accompanying Condensed Consolidated Balance Sheet, based on projected product shipment dates. As of December 28, 2008, the outstanding advance of $80.0 million was classified in long-term customer advances. The Company provided security for advances of $80.0 million in the form of collateralized manufacturing equipment with a net book value of $37.7 million and $43.1 million as of September 27, 2009 and December 28, 2008, respectively, and $40.0 million of letters of credit issued by Wells Fargo Bank, N.A. (“Wells Fargo”) under the uncollateralized letter of credit subfeature (see Notes 4 and 12).

Index

In April 2005, the Company entered into an agreement with one of its customers to supply solar cells. As part of this agreement, the customer agreed to fund 30.0 million Euros (approximately $35.5 million based on the exchange rate as of January 1, 2006) for the expansion of the Company’s manufacturing capacity to support this customer’s solar cell product demand. Beginning on January 1, 2006, the Company was obligated to pay interest at a rate of 5.7% per annum on the remaining unpaid balance. The Company’s settlement of principal on the advance was recognized over product deliveries at a specified rate on a per-unit-of-product-delivered basis through the third quarter of fiscal 2009. As of September 27, 2009, this customer’s remaining outstanding advance was 2.9 million Euros (approximately $4.2 million based on the exchange rate as of September 27, 2009) and was classified in short-term customer advances. The value of the customer’s open purchase orders in the fourth quarter of fiscal 2009 is expected to offset substantially all, if not all, of the remaining outstanding advance. As of December 28, 2008, this customer’s remaining outstanding advance was 12.5 million Euros (approximately $17.5 million based on the exchange rate as of December 28, 2008) of which $8.4 million and $9.1 million had been classified in short-term and long-term customer advances, respectively. The Company utilized all funds advanced by this customer towards expansion of the Company’s manufacturing capacity.

The Company has also entered into other agreements with customers who have made advance payments for solar power products. These advances will be applied as shipments of product occur. As of both September 27, 2009 and December 28, 2008, such customers had made advances of $12.9 million in the aggregate.

The estimated utilization of advances from customers as of September 27, 2009 is as follows (in thousands):

2009 (remaining three months)	$15,084
2010	9,763
2011	8,295
2012	8,000
2013	8,000
Thereafter	48,000
$97,142

Note 9. RESTRUCTURING COSTS

In response to deteriorating economic conditions, the Company reduced its global workforce of regular employees by approximately 80 positions during the first half of fiscal 2009 in order to reduce its annual operating expenses. The restructuring actions included charges of zero and $1.7 million in the three and nine months ended September 27, 2009, respectively, for severance, benefits and related costs.

A summary of the charges in the Condensed Consolidated Statements of Operations resulting from workforce reductions during the three and nine months ended September 27, 2009 is as follows:

(In thousands)	Three Months Ended	Nine Months Ended
Cost of systems revenue	$—	$259
Cost of components revenue	—	49
Research and development	—	130
Sales, general and administrative	—	1,244
Total restructuring charges	$—	$1,682

Index

Note 10. COMMITMENTS AND CONTINGENCIES

Operating Lease Commitments

The Company leases its San Jose, California facility under a non-cancelable operating lease from Cypress, which expires in April 2011. In addition, the Company leases its Richmond, California facility under a non-cancelable operating lease from an unaffiliated third-party, which expires in September 2018. The Company also has various lease arrangements, including for its European headquarters located in Geneva, Switzerland under a lease that expires in September 2012, as well as sales and support offices in Southern California, New Jersey, Oregon, Australia, Canada, Germany, Italy, Spain and South Korea, all of which are leased from unaffiliated third-parties. Future minimum obligations under all non-cancelable operating leases as of September 27, 2009 are as follows (in thousands):

2009 (remaining three months)	$1,440
2010	5,214
2011	3,790
2012	2,912
2013	2,828
Thereafter	14,707
$30,891

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

The Company also has agreements with several suppliers, including joint ventures, for the procurement of polysilicon, ingots, wafers and solar panels which specify future quantities and pricing of products to be supplied by the vendors for periods up to 12 years and provide for certain consequences, such as forfeiture of advanced deposits and liquidated damages relating to previous purchases, in the event that the Company terminates the arrangements (see Note 7).

As of September 27, 2009, total obligations related to non-cancelable purchase orders totaled approximately $39.5 million and long-term supply agreements totaled approximately $6,394.5 million. Future purchase obligations under non-cancelable purchase orders and long-term supply agreements as of September 27, 2009 are as follows (in thousands):

2009 (remaining three months)	$181,483
2010	612,745
2011	708,974
2012	635,214
2013	665,191
Thereafter	3,630,400
$6,434,007

Total future purchase commitments of $6,434.0 million as of September 27, 2009 included tolling agreements with suppliers in which the Company provides polysilicon required for silicon ingot manufacturing and procures the manufactured silicon ingots from the supplier. Annual future purchase commitments in the table above are calculated using the gross price paid by the Company for silicon ingots and are not reduced by the price paid by suppliers for polysilicon. Total future purchase commitments as of September 27, 2009 would be reduced by $1,841.9 million to $4,592.1 million had the Company’s obligations under such tolling agreements been disclosed using net cash outflows.

Product Warranties

The Company generally warrants or guarantees the performance of the solar panels that it manufactures at certain levels of power output for 25 years. In addition, the Company passes through to customers long-term warranties from the original equipment manufacturers (“OEMs”) of certain system components. Warranties of 25 years from solar panels suppliers are standard in the solar industry, while inverters typically carry warranty periods ranging from 5 to 10 years. In addition, the Company generally warrants its workmanship on installed systems for a period of 1, 2, 5 or 10 years. The Company maintains reserves to cover the expected costs that could result from these warranties. The Company’s expected costs are generally in the form of product replacement or repair. Warranty reserves are based on the Company’s best estimate of such costs and are recognized as a cost of revenue. The Company continuously monitors product returns for warranty failures and maintains a reserve for the related warranty expenses based on various factors including historical warranty claims, results of accelerated lab testing, field monitoring, vendor reliability estimates, and data on industry averages for similar products. Historically, warranty costs have been within management’s expectations.

Index

Provisions for warranty reserves charged to cost of revenue were $6.8 million and $15.7 million during the three and nine months ended September 27, 2009, respectively, and $4.2 million and $14.0 million for the three and nine months ended September 28, 2008, respectively. Activity within accrued warranty for the three and nine months ended September 27, 2009 and September 28, 2008 is summarized as follows:

	Three Months Ended		Nine Months Ended
(In thousands)	September 27, 2009	September 28, 2008	September 27, 2009	September 28, 2008
Balance at the beginning of the period	$34,108	$22,521	$28,062	$17,194
Accruals for warranties issued during the period	6,756	4,163	15,749	14,003
Settlements made during the period	(1,069)	(2,920)	(4,016)	(7,433)
Balance at the end of the period	$39,795	$23,764	$39,795	$23,764

The accrued warranty balance at September 27, 2009 and December 28, 2008 includes $3.5 million and $4.2 million, respectively, of accrued costs primarily related to servicing the Company’s obligations under long-term maintenance contracts entered into under the Systems Segment and such balances are included in “Other long-term liabilities” in the Condensed Consolidated Balance Sheets.

Tax Sharing Agreement

To the extent that the Company becomes entitled to utilize credit or loss carryforwards existing on or before September 29, 2008, the date the Company ceased to be a member of Cypress’s combined group for all state income tax purposes, on its separate tax returns, the Company will distribute to Cypress the tax effect, estimated to be 40% for federal and state income tax purposes, of the amount of such credit or loss carryforwards so utilized. The Company will distribute these amounts to Cypress in cash or in the Company’s shares, at Cypress’s option. As of December 28, 2008, the Company had $44.0 million of federal net operating loss carryforwards and approximately $27.7 million of California net operating loss carryforwards. The potential future payments to Cypress, to be made over a period of several years, are approximately $18.7 million in the aggregate. In October 2009, the Company paid $15.1 million in cash to Cypress representing the federal component of the estimated $18.7 million obligation. In November 2009, the Company expects to pay a portion of the remaining obligation representing the California and other state net operating loss carryforwards and tax credit obligations.

Uncertain Tax Positions

Total liabilities associated with uncertain tax positions were $12.1 million and $12.8 million as of September 27, 2009 and December 28, 2008, respectively, and are included in "Other long-term liabilities" in the Company’s Condensed Consolidated Balance Sheets as they are not expected to be paid within the next twelve months. Due to the complexity and uncertainty associated with its tax positions, the Company cannot make a reasonably reliable estimate of the period in which cash settlement will be made for its liabilities associated with uncertain tax positions in other long-term liabilities.

The Company finalized a foreign tax audit during the third quarter of fiscal 2009 which decreased the Company’s total liabilities associated with uncertain tax positions.

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

Index

Note 11. JOINT VENTURES

Woongjin Energy Co., Ltd (“Woongjin Energy”)

The Company and Woongjin Holdings Co., Ltd. (“Woongjin”), a provider of environmental products located in Korea, formed Woongjin Energy in fiscal 2006, a joint venture to manufacture monocrystalline silicon ingots. The Company and Woongjin have funded the joint venture through capital investments. In January 2008, the Company invested an additional $5.4 million in the joint venture. Until Woongjin Energy engages in an IPO, Woongjin Energy is required to refrain from declaring or making any distributions, including dividends, unless its debt-to-equity ratio immediately following such distribution would not be greater than 200%. The Company supplies polysilicon, services and technical support required for silicon ingot manufacturing to the joint venture, and the Company procures the manufactured silicon ingots from the joint venture under a nine-year agreement. Payments to Woongjin Energy for manufacturing silicon ingots totaled $36.0 million and $110.8 million during the three and nine months ended September 27, 2009, respectively, and $21.7 million and $36.7 million during the three and nine months ended September 28, 2008, respectively. As of September 27, 2009 and December 28, 2008, $17.7 million and $22.5 million, respectively, remained due and payable to Woongjin Energy related to the procurement of manufactured silicon ingots pursuant to such nine-year agreement.

As of September 27, 2009 and December 28, 2008, the Company had a $31.1 million and $24.0 million, respectively, investment in the joint venture in its Condensed Consolidated Balance Sheets which represented a 40% equity investment. The Company periodically evaluates the qualitative and quantitative attributes of its relationship with Woongjin Energy to determine whether the Company is the primary beneficiary of the joint venture and needs to consolidate Woongjin Energy’s results into the Company’s financial statements. The Company has concluded that it is not the primary beneficiary of the joint venture because Woongjin Energy supplies only a portion of the Company’s future estimated total ingot requirement through 2016 and the existing supply agreement is shorter than the estimated economic life of the joint venture. In addition, the Company believes that Woongjin is the primary beneficiary of the joint venture because Woongjin guarantees the initial approximately $33.0 million loan for Woongjin Energy and exercises significant control over Woongjin Energy’s board of directors, management, and daily operations.

The Company accounts for its investment in Woongjin Energy using the equity method of accounting in which the investment is classified as “Other long-term assets” in the Condensed Consolidated Balance Sheets and the Company’s share of Woongjin Energy’s income totaling $2.6 million and $7.1 million for the three and nine months ended September 27, 2009, respectively, and $2.2 million and $4.1 million for the three and nine months ended September 28, 2008, respectively, is included in “Equity in earnings of unconsolidated investees” in the Condensed Consolidated Statements of Operations. The amount of equity earnings increased year-over-year due to: (i) increases in production since Woongjin Energy began manufacturing in the third quarter of fiscal 2007 and (ii) the increase in the Company’s equity investment from 27.4% to 40% beginning in August 2008 as a result of converting a $3.3 million convertible note into equity of Woongjin Energy. Neither party has contractual obligations to provide any additional funding to the joint venture. The Company’s maximum exposure to loss as a result of its involvement with Woongjin Energy is limited to the carrying value of its investment.

The Company conducted other related-party transactions with Woongjin Energy during fiscal 2008. The Company recognized $4.1 million and $4.8 million in components revenue during the three and nine months ended September 28, 2008, respectively, related to the sale of solar panels to Woongjin Energy. As of September 27, 2009 and December 28, 2008, zero and $0.8 million, respectively, remained due and receivable from Woongjin Energy related to the sale of these solar panels.

 Summarized financial information adjusted to conform to U.S. GAAP for Woongjin Energy, as it qualifies as a “significant investee” of the Company as defined in SEC Regulation S-X Rule 1-02(bb) during the nine months ended September 27, 2009, is as follows:

(In thousands)	Nine Months Ended
Revenue	$67,249
Gross margin	36,631
Operating income	33,121
Net income	15,463

First Philec Solar Corporation (“First Philec Solar”)

The Company and First Philippine Electric Corporation (“First Philec”) formed First Philec Solar in fiscal 2007, a joint venture to provide wafer slicing services of silicon ingots to the Company. The Company and First Philec have funded the joint venture through capital investments. In fiscal 2008, the Company invested an additional $4.2 million in the joint venture. The Company supplies to the joint venture silicon ingots and technology required for slicing silicon, and the Company procures the silicon wafers from the joint venture under a five-year wafering supply and sales agreement. This joint venture is located in the Philippines and became operational in the second quarter of fiscal 2008. Payments to First Philec Solar for wafer slicing services of silicon ingots totaled $13.8 million and $29.6 million during the three and nine months ended September 27, 2009, respectively, and zero during both the three and nine months ended September 28, 2008. As of September 27, 2009 and December 28, 2008, $3.6 million and $1.9 million, respectively, remained due and payable to First Philec Solar related to the procurement of silicon wafers pursuant to such five-year wafering supply and sales agreement.

Index

As of September 27, 2009 and December 28, 2008, the Company had a $4.9 million and $5.0 million, respectively, investment in the joint venture in its Condensed Consolidated Balance Sheets which represented a 19% equity investment. The Company periodically evaluates the qualitative and quantitative attributes of its relationship with First Philec Solar to determine whether the Company is the primary beneficiary of the joint venture and needs to consolidate First Philec Solar’s results into the Company’s financial statements. The Company has concluded that it is not the primary beneficiary of the joint venture because the existing five-year agreement is considered a short period compared to the estimated economic life of the joint venture. In addition, the Company believes that First Philec is the primary beneficiary of the joint venture because First Philec exercises significant control over First Philec Solar’s board of directors, management, and daily operations.

The Company accounts for this investment using the equity method of accounting since the Company is able to exercise significant influence over First Philec Solar due to its board positions. The Company’s investment is classified as “Other long-term assets” in the Condensed Consolidated Balance Sheets and the Company’s share of First Philec Solar’s income of zero and loss of $0.1 million during the three and nine months ended September 27, 2009, respectively, and losses of $0.1 million during both the three and nine months ended September 28, 2008, is included in “Equity in earnings of unconsolidated investees” in the Condensed Consolidated Statement of Operations. The Company’s maximum exposure to loss as a result of its involvement with First Philec Solar is limited to the carrying value of its investment.

Note 12. DEBT AND CREDIT SOURCES

Line of Credit

On July 13, 2007, the Company entered into a credit agreement with Wells Fargo and has entered into amendments to the credit agreement from time to time. As of September 27, 2009, the credit agreement provides for a $50.0 million uncollateralized revolving credit line, with a $50.0 million uncollateralized letter of credit subfeature, and a separate $200.0 million collateralized letter of credit facility. The Company may borrow up to $50.0 million and request that Wells Fargo issue up to $50.0 million in letters of credit under the uncollateralized letter of credit subfeature through March 27, 2010. Letters of credit issued under the subfeature reduce the Company’s borrowing capacity under the uncollateralized revolving credit line. Additionally, the Company may request that Wells Fargo issue up to $200.0 million in letters of credit under the collateralized letter of credit facility through March 27, 2014. As detailed in the credit agreement, the Company pays interest of LIBOR plus 2% on outstanding borrowings under the uncollateralized revolving credit line, and a fee of 2% and 0.2% to 0.4% depending on maturity for outstanding letters of credit under the uncollateralized letter of credit subfeature and collateralized letter of credit facility, respectively. At any time, the Company can prepay outstanding loans without penalty. All borrowings under the uncollateralized revolving credit line must be repaid by March 27, 2010, and all letters of credit issued under the uncollateralized letter of credit subfeature expire on or before March 27, 2010 unless the Company provides by such date collateral in the form of cash or cash equivalents in the aggregate amount available to be drawn under letters of credit outstanding at such time. All letters of credit issued under the collateralized letter of credit facility expire no later than March 27, 2014.

In connection with the credit agreement, the Company entered into a security agreement with Wells Fargo, granting a security interest in a securities account and a deposit account to secure its obligations in connection with any letters of credit that might be issued under the collateralized letter of credit facility. SunPower North America, LLC and SunPower Corporation, Systems (“SP Systems”), both wholly-owned subsidiaries of the Company, also entered into an associated continuing guaranty with Wells Fargo. The terms of the credit agreement include certain conditions to borrowings, representations and covenants, and events of default customary for financing transactions of this type. Covenants contained in the credit agreement include, but are not limited to, restrictions on the incurrence of additional indebtedness, pledging of assets, payment of dividends or distribution on the Company’s common stock, and purchases of property, plant and equipment and financial covenants with respect to certain liquidity, net worth and profitability metrics. If the Company fails to comply with the financial and other restrictive covenants contained in the credit agreement resulting in an event of default, all debt to Wells Fargo could become immediately due and payable and the Company’s other debt may become due and payable in the event there are cross-default provisions in the agreements governing such other debt.

As of September 27, 2009 and December 28, 2008, no borrowings were outstanding on the uncollateralized revolving credit line and letters of credit totaling $49.2 million and $29.9 million, respectively, were issued by Wells Fargo under the uncollateralized letter of credit subfeature. In addition, letters of credit totaling $138.7 million and $76.5 million were issued by Wells Fargo under the collateralized letter of credit facility as of September 27, 2009 and December 28, 2008, respectively.

Term Loan with Union Bank, N.A. (“Union Bank”)

On April 17, 2009, the Company entered into a loan agreement with Union Bank under which the Company borrowed $30.0 million for a term of three years at an interest rate of LIBOR plus 2%, or approximately 2.3% as of September 27, 2009. The loan is to be repaid in eight equal quarterly installments of principal plus interest commencing June 30, 2010. In connection with the loan agreement, the Company entered into a security agreement with Union Bank, which will grant a security interest in the deposit account in favor of Union Bank. If the Company has not converted or exchanged its 0.75% debentures in a manner satisfactory to Union Bank before April 1, 2010, the Company will be required to deposit 105% of the outstanding loan amount into this account. SunPower North America, LLC and SP Systems, both wholly-owned subsidiaries of the Company, have each guaranteed $30.0 million in principal plus interest of the Company’s obligations under the loan agreement. The agreements governing the term loan with Union Bank include certain representations, covenants, and events of default customary for financing transactions of this type.

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

Under the terms of the facility agreement, the Company may borrow up to Malaysian Ringgit 1.0 billion (approximately $287.9 million based on the exchange rate as of September 27, 2009) to finance the construction of its third solar cell manufacturing facility in Malaysia. The loans within the facility agreement are divided into two tranches that may be drawn through June 2010. Principal is to be repaid in six quarterly payments starting in July 2015, and a non-weighted average interest rate of approximately 4.4% per annum accrues and is payable starting in July 2015. The Company has the ability to prepay outstanding loans without premium or penalty and all borrowings must be repaid by October 30, 2016. The terms of the facility agreement include certain conditions to borrowings, representations and covenants, and events of default customary for financing transactions of this type. As of September 27, 2009 and December 28, 2008, the Company had borrowed Malaysian Ringgit 565.0 million (approximately $162.7 million based on the exchange rate as of September 27, 2009) and Malaysian Ringgit 190.0 million (approximately $54.6 million based on the exchange rate as of December 28, 2008), respectively, under the facility agreement.

Convertible Debentures

The following table summarizes the Company’s outstanding convertible debt:

	September 27, 2009			December 28, 2008
(In thousands)	Carrying Value	Face Value	Fair Value(1)	Carrying Value	Face Value	Fair Value(1)
4.75% debentures	$230,000	$230,000	$314,010	$—	$—	$—
1.25% debentures	165,438	198,608	179,492	156,350	198,608	143,991
0.75% debentures	135,518	143,883	138,667	200,823	225,000	166,747
	$530,956	$572,491	$632,169	$357,173	$423,608	$310,738

(1)	The fair value of the convertible debt was determined based on quoted market prices as reported by an independent pricing source.

In May 2009, the Company issued $230.0 million in principal amount of its 4.75% senior convertible debentures and received net proceeds of $225.0 million, before payment of the net cost of the call spread overlay described below. Interest on the 4.75% debentures is payable on April 15 and October 15 of each year, which commenced October 15, 2009. Holders of the 4.75% debentures are able to exercise their right to convert the debentures at any time into shares of the Company’s class A common stock at a conversion price equal to $26.40 per share. The applicable conversion rate may adjust in certain circumstances, including upon a fundamental change, as defined in the indenture governing the 4.75% debentures. If not earlier converted, the 4.75% debentures mature on April 15, 2014. Holders may also require the Company to repurchase all or a portion of their 4.75% debentures upon a fundamental change at a cash repurchase price equal to 100% of the principal amount plus accrued and unpaid interest. In the event of certain events of default, such as the Company’s failure to make certain payments or perform or observe certain obligations thereunder, Wells Fargo, the trustee, or holders of a specified amount of then-outstanding 4.75% debentures will have the right to declare all amounts then outstanding due and payable.

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

Index

In July 2007, the Company issued $225.0 million in principal amount of its 0.75% senior convertible debentures and received net proceeds of $220.1 million. Interest on the 0.75% debentures is payable on February 1 and August 1 of each year, which commenced February 1, 2008. The 0.75% debentures mature on August 1, 2027. Holders may require the Company to repurchase all or a portion of their 0.75% debentures on each of August 1, 2010, August 1, 2015, August 1, 2020, and August 1, 2025, or if the Company is involved in certain types of corporate transactions constituting a fundamental change, as defined in the indenture governing the 0.75% debentures. In addition, the Company may redeem some or all of the 0.75% debentures on or after August 1, 2010. The 0.75% debentures were reclassified as short-term liabilities in the Company’s Condensed Consolidated Balance Sheet as of September 27, 2009 due to the ability of the holders to require the Company to repurchase its 0.75% debentures commencing on August 1, 2010. The 0.75% debentures are convertible, subject to certain conditions, into cash up to the lesser of the principal amount or the conversion value. If the conversion value is greater than $1,000, then the excess conversion value will be convertible into cash, class A common stock or a combination of cash and class A common stock, at the Company’s election. The initial effective conversion price of the 0.75% debentures is approximately $82.24 per share and is subject to customary adjustments in certain circumstances.

The 4.75% debentures, 1.25% debentures and 0.75% debentures are senior, unsecured obligations of the Company, ranking equally with all existing and future senior unsecured indebtedness of the Company. The 4.75% debentures, 1.25% debentures and 0.75% debentures are effectively subordinated to the Company’s secured indebtedness to the extent of the value of the related collateral and structurally subordinated to indebtedness and other liabilities of the Company’s subsidiaries. The 4.75% debentures, 1.25% debentures and 0.75% debentures do not contain any sinking fund requirements.

If the closing price of the Company’s class A common stock equaled or exceeded 125% of the initial effective conversion price governing the 1.25% debentures and/or 0.75% debentures for 20 out of 30 consecutive trading days in the last month of the fiscal quarter then holders of the 1.25% debentures and/or 0.75% debentures have the right to convert the debentures any day in the following fiscal quarter. For the quarter ended September 28, 2008, the closing price of the Company’s class A common stock equaled or exceeded 125% of the $56.75 per share initial effective conversion price governing the 1.25% debentures for 20 out of 30 consecutive trading days ending on September 28, 2008; thus holders of the 1.25% debentures were able to exercise their right to convert the debentures any day during the fourth quarter in fiscal 2008. As of December 28, 2008, the Company received notices for the conversion of approximately $1.4 million in principal amount of the 1.25% debentures which the Company settled for approximately $1.2 million in cash and 1,000 shares of class A common stock.

Because the closing price of the Company’s class A common stock on at least 20 of the last 30 trading days during the fiscal quarters ending September 27, 2009, June 28, 2009, March 29, 2009 and December 28, 2008 did not equal or exceed $70.94, or 125% of the applicable conversion price for its 1.25% debentures, and $102.80, or 125% of the applicable conversion price for its 0.75% debentures, holders of the 1.25% debentures and 0.75% debentures are unable to exercise their right to convert the debentures, based on the market price conversion trigger, on any day in fiscal 2009. Accordingly, the Company classified its 1.25% debentures as long-term in its Condensed Consolidated Balance Sheet as of September 27, 2009 and the 1.25% debentures and 0.75% debentures as long-term debt as of December 28, 2008. This test is repeated each fiscal quarter, therefore, if the market price conversion trigger is satisfied in a subsequent quarter, the 1.25% debentures may again be reclassified as short-term.

The 1.25% debentures and 0.75% debentures are subject to the new accounting guidance for convertible debt instruments that may be settled in cash upon conversion adopted by the Company on December 29, 2008, since the debentures must be settled at least partly in cash upon conversion. The 4.75% debentures are not subject to the new accounting guidance since they are only convertible into the Company’s class A common stock. The Company estimated that the effective interest rate for similar debt without the conversion feature was 9.25% and 8.125% on the 1.25% debentures and 0.75% debentures, respectively. The principal amount of the outstanding debentures, the unamortized discount and the net carrying value as of September 27, 2009 was $342.5 million, $41.5 million and $301.0 million, respectively, and as of December 28, 2008 was $423.6 million, $66.4 million and $357.2 million, respectively. In the three and nine months ended September 27, 2009, the Company repurchased a portion of its 0.75% debentures with a principal amount of $8.0 million and $81.1 million, respectively, unamortized discount of $0.5 million and $6.4 million, respectively, and net carrying value of $7.5 million and $74.7 million, respectively, for approximately $7.7 million and $75.6 million, respectively. The Company recognized $5.3 million and $16.2 million in non-cash interest expense during the three and nine months ended September 27, 2009, respectively, as compared to $4.0 million and $12.7 million during the three and nine months ended September 28, 2008, respectively (see Note 1). As of September 27, 2009, the remaining weighted average period over which the unamortized discount will be recognized is as follows (in thousands):

2009 (remaining three months)	$5,618
2010	19,332
2011	14,687
2012	1,898
$41,535

Index

Call Spread Overlay (“CSO”)

Concurrent with the issuance of the 4.75% debentures, the Company entered into certain convertible debenture hedge transactions (the “Purchased Options”) with affiliates of certain of the underwriters of the 4.75% debentures. The Purchased Options allow the Company to purchase up to approximately 8.7 million shares of the Company’s class A common stock and are intended to reduce the potential dilution upon conversion of the 4.75% debentures in the event that the market price per share of the Company’s class A common stock at the time of exercise is greater than the conversion price of the 4.75% debentures. The Purchased Options will be settled on a net share basis. Each convertible debenture hedge transaction is a separate transaction, entered into by the Company with each option counterparty, and is not part of the terms of the 4.75% debentures. The Company paid aggregate consideration of $97.3 million for the Purchased Options on May 4, 2009. The exercise price of the Purchased Options is $26.40 per share of the Company’s class A common stock, subject to adjustment for customary anti-dilution and other events.

The Purchased Options, which are indexed to the Company’s class A common stock, were deemed to be mark-to-market derivatives during the period in which the over-allotment option in favor of the 4.75% debenture underwriters was unexercised. The Company entered into the debenture underwriting agreement on April 28, 2009 and the 4.75% debenture underwriters exercised the over-allotment option in full on April 29, 2009. During the one-day period that the underwriters’ over-allotment option was outstanding, the Company’s class A common stock price increased substantially, resulting in a non-cash non-taxable gain on Purchased Options of $21.2 million during the nine months ended September 27, 2009 in its Condensed Consolidated Statements of Operations.

The Company also entered into certain warrant transactions whereby the Company agreed to sell to affiliates of certain of the 4.75% debenture underwriters warrants (the “Warrants”) to acquire up to approximately 8.7 million shares of the Company’s class A common stock. The Warrants expire in 2014. If the market price per share of the Company’s class A common stock exceeds the exercise price of the Warrants, the Warrants will have a dilutive effect on the Company’s earnings per share. Each warrant transaction is a separate transaction, entered into by the Company with each option counterparty, and is not part of the terms of the 4.75% debentures. Holders of the 4.75% debentures do not have any rights with respect to the Warrants. The Warrants were sold for aggregate cash consideration of approximately $71.0 million on May 4, 2009. The exercise price of the Warrants is $38.50 per share of the Company’s class A common stock, subject to adjustment for customary anti-dilution and other events.

The Purchased Options and sale of Warrants described above represent a CSO with respect to the 4.75% debentures. Assuming full performance by the counterparties, the transactions effectively increase the conversion price of the 4.75% debentures from $26.40 to $38.50. The Company’s net cost of the Purchased Options and sale of Warrants for the CSO was $26.3 million.

Note 13. COMPREHENSIVE INCOME

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

	Three Months Ended		Nine Months Ended
(In thousands)	September 27, 2009	September 28, 2008	September 27, 2009	September 28, 2008
Net income	$12,831	$24,681	$32,216	$67,837
Other comprehensive income:
Translation adjustment	4,124	(16,570)	(9,933)	(4,241)
Unrealized gain (loss) on investments, net of tax	—	(138)	8	(1,140)
Unrealized gain on derivatives, net of tax	327	435	3,892	4,030
Total comprehensive income	$17,282	$8,408	$26,183	$66,486

Note 14. FOREIGN CURRENCY DERIVATIVES

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

Index

Beginning in the first quarter of fiscal 2009, the Company provided enhanced disclosures regarding its derivative instruments and hedging activities as required under new accounting guidance (see Note 1). The Company has applied the requirements of the new disclosure guidance on a prospective basis and, therefore, disclosures related to interim periods prior to the date of adoption have not been presented.

The Company is required to recognize derivative instruments as either assets or liabilities at fair value in its Condensed Consolidated Balance Sheets. The Company calculates the fair value of its option and forward contracts based on market volatilities, spot rates and interest differentials from published sources. The following table presents information about the Company’s hedge instruments measured at fair value on a recurring basis as of September 27, 2009 and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value:

(In thousands)	Balance Sheet Classification	Significant Other Observable Inputs (Level 2)
Assets	Prepaid expenses and other current assets
Cash flow hedges:
Foreign currency option contracts		$1,359
Balance sheet hedges:
Foreign currency forward exchange contracts		$1,311

Liabilities	Accrued liabilities
Cash flow hedges:
Foreign currency forward exchange contracts		$40,546
Balance sheet hedges:
Foreign currency forward exchange contracts		$9,007

The following table summarizes the amount of unrealized gain (loss) recognized in “Accumulated other comprehensive loss” (“OCI”) in “Stockholders’ equity” in the Condensed Consolidated Balance Sheet:

	Unrealized Loss Recognized in OCI (Effective Portion)	Loss Reclassified from OCI to Cost of Revenue (Effective Portion)		Gain (Loss) Recognized in Other, Net on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)
(In thousands)	As of September 27, 2009	Three Months Ended September 27, 2009	Nine Months Ended September 27, 2009	Three Months Ended September 27, 2009	Nine Months Ended September 27, 2009
Cash flow hedges:
Foreign currency option contracts	$—	$—	$—	$(2,177)	$(3,053)
Foreign currency forward exchange contracts	(22,193)	(10,625)	(10,750)	812	(846)
	$(22,193)	$(10,650)	$(10,775)	$(1,365)	$(3,899)

The following table summarizes the amount of loss recognized in “Other, net” in the Condensed Consolidated Statements of Operations in the three and nine months ended September 27, 2009:

(In thousands)	Three Months Ended September 27, 2009	Nine Months Ended September 27, 2009
Balance sheet hedges:
Foreign currency forward exchange contracts	$(12,648)	$(16,634)

Index

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

The Company accounts for its hedges of forecasted foreign currency purchases as cash flow hedges. As of September 27, 2009, the Company has outstanding cash flow hedge option contracts and forward contracts with an aggregate notional value of $108.4 million and $223.7 million, respectively. As of December 28, 2008, the Company had outstanding cash flow hedge option contracts and forward contracts with an aggregate notional value of $147.5 million and $364.5 million, respectively. The maturity dates of the outstanding contracts as of September 27, 2009 range from October 2009 to September 2010. Changes in fair value of the effective portion of hedge contracts are recorded in “Accumulated other comprehensive loss” in “Stockholders’ equity” in the Condensed Consolidated Balance Sheets. Amounts deferred in accumulated other comprehensive loss are reclassified to “Cost of revenue” in the Condensed Consolidated Statements of Operations in the periods in which the hedged exposure impacts earnings. The Company expects to reclassify substantially all of its net losses related to these option and forward contracts that are included in accumulated other comprehensive loss as of September 27, 2009 to “Cost of revenue” in the following twelve months as the Company realizes the cost effects of the related forecasted foreign currency cost of revenue transactions. The amounts ultimately recorded in the Condensed Consolidated Statements of Operations will be contingent upon the actual exchange rates when the related forecasted foreign currency cost of revenue transactions are realized, and therefore, unrealized losses as of September 27, 2009 could change.

Cash flow hedges are tested for effectiveness each period on an average to average rate basis using regression analysis. The change in the time value of the options as well as the cost of forward points (the difference between forward and spot rates at inception) on forward exchange contracts are excluded from the Company’s assessment of hedge effectiveness. The premium paid or time value of an option whose strike price is equal to or greater than the market price on the date of purchase is recorded as an asset in the Condensed Consolidated Balance Sheets. Thereafter, any change to this time value and the cost of forward points is included in “Other, net” in the Condensed Consolidated Statements of Operations. Amounts recorded in “Other, net” were losses of $1.4 million and $3.9 million during the three and nine months ended September 27, 2009, respectively, due to loss in time value and cost of forward points, as compared to zero during the comparable periods of 2008.

Transaction Exposure

Other derivatives not designated as hedging instruments consist of forward contracts used to hedge the net balance sheet effect of foreign currency denominated assets and liabilities primarily for intercompany transactions, receivables from customers, prepayments to suppliers and advances received from customers. Changes in exchange rates between the Company’s subsidiaries’ functional currencies and the currencies in which these assets and liabilities are denominated can create fluctuations in the Company’s reported consolidated financial position, results of operations and cash flows. The Company enters into forward contracts to hedge foreign currency denominated monetary assets and liabilities against the short-term effects of currency exchange rate fluctuations. The Company records its derivative contracts that are not designated as hedging instruments at fair value with the related gains or losses recorded in “Other, net.” The gains or losses on these contracts are substantially offset by transaction gains or losses on the underlying balances being hedged. As of September 27, 2009 and December 28, 2008, the Company held forward contracts with an aggregate notional value of $349.1 million and $66.6 million, respectively, to hedge balance sheet exposure related to transactions with third-parties. These forward contracts have maturities of one month or less.

Credit Risk

The Company’s option and forward contracts do not contain any credit-risk-related contingent features. The Company is exposed to credit losses in the event of nonperformance by the counterparties of its option and forward contracts. The Company enters into derivative contracts with high-quality financial institutions and limits the amount of credit exposure to any one counterparty. In addition, the derivative contracts are limited to a time period of less than one year and the Company continuously evaluates the credit standing of its counterparty financial institutions.

Index

Note 15. INCOME TAXES

In the three and nine months ended September 27, 2009, the Company’s effective rate of income tax provision of 59.7% and 29.6%, respectively, was primarily attributable to domestic and foreign income taxes in certain jurisdictions where the Company’s operations were profitable, net of nondeductible amortization of purchased other intangible assets, discrete stock option deductions and the discrete non-cash non-taxable gain on purchased options of $21.2 million. The Company’s income tax provision for the three and nine months ended September 28, 2008 of 49.2% and 32.9%, respectively, was primarily attributable to the consumption of non-stock net operating loss carryforwards, net of foreign income taxes in profitable jurisdictions where the tax rates are less than the U.S. statutory rate, and the spin-off from Cypress (see Note 1). As a result of the Company’s adoption of new accounting guidance for convertible debt instruments that may be settled in cash upon conversion, the tax provision during the three and nine months ended September 28, 2008 was retrospectively adjusted from 58.2% and 44.3%, respectively, to 49.2% and 32.9%, respectively, to reflect the tax effect of the adjustments arising from the new accounting guidance (see Note 1). The Company’s interim period tax provision is estimated based on the expected annual worldwide tax rate and takes into account the tax effect of discrete items in the interim period they become known.

Note 16. NET INCOME PER SHARE OF CLASS A AND CLASS B COMMON STOCK

Effective December 29, 2008, the Company adopted new accounting guidance which clarifies that all outstanding unvested stock-based payment awards that contain rights to nonforfeitable dividends are assumed to participate in undistributed earnings with the Company’s common stockholders. Such participating securities are included in the calculation of net income per share under the two-class method. Under the two-class method, net income per share is computed by dividing earnings allocated to common stockholders by the weighted-average number of common shares outstanding for the period. In applying the two-class method, earnings are allocated to both common stock and other participating securities based on their respective weighted-average shares outstanding during the period. No allocation is generally made to other participating securities in the case of a loss per share. Prior period share data and net income per share has been retrospectively adjusted to reflect the Company’s adoption of the new accounting guidance (see Note 1).

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

The following is a summary of other outstanding anti-dilutive potential common stock:

	As of
(In thousands)	September 27, 2009	September 28, 2008
Stock options	394	116
Restricted stock units	1,960	335

Index

    The following table presents the calculation of basic and diluted net income per share:

	Three Months Ended		Nine Months Ended
(In thousands, except per share data)	September 27, 2009	September 28, 2008	September 27, 2009	September 28, 2008
Basic net income per share:
Net income	$12,831	$24,681	$32,216	$67,837
Less: Undistributed earnings allocated to unvested restricted stock awards	(40)	(259)	(124)	(879)
Net income available to common stockholders	$12,791	$24,422	$32,092	$66,958

Basic weighted-average common shares	94,668	80,465	89,764	79,614

Basic net income per share	$0.14	$0.30	$0.36	$0.84

Diluted net income per share:
Net income	$12,831	$24,681	$32,216	$67,837
Less: Undistributed earnings allocated to unvested restricted stock awards	(39)	(248)	(122)	(862)
Diluted net income	$12,792	$24,433	$32,094	$66,975

Basic weighted-average common shares	94,668	80,465	89,764	79,614
Effect of dilutive securities:
Stock options	1,436	2,438	1,612	2,708
Restricted stock units	215	134	137	91
1.25% debentures	—	1,027	—	1,044
0.75% debentures	—	—	—	20
Diluted weighted-average common shares	96,319	84,064	91,513	83,477

Diluted net income per share	$0.13	$0.29	$0.35	$0.80

In February 2007, in connection with the sale of its 1.25% debentures, the Company lent 2.9 million shares of its class A common stock to LBIE. After reviewing the circumstances of the LBIE administration proceedings regarding the Lehman bankruptcy, the Company recorded approximately 2.9 million shares of class A common stock lent to LBIE in connection with the 1.25% debentures as issued and outstanding starting on September 15, 2008, the date on which LBIE commenced administration proceedings, for the purpose of computing and reporting the Company’s basic weighted-average common shares.

Holders of the Company’s 4.75% debentures may convert the debentures into shares of the Company’s class A common stock, at the applicable conversion rate, at any time on or prior to maturity (see Note 12). The 4.75% debentures are included in the calculation of diluted net income per share if their inclusion is dilutive under the if-converted method. During the three and nine months ended September 27, 2009, there were no dilutive potential common shares under the 4.75% debentures.

Holders of the Company’s 1.25% debentures and 0.75% debentures may, under certain circumstances at their option, convert the debentures into cash and, if applicable, shares of the Company’s class A common stock at the applicable conversion rate, at any time on or prior to maturity (see Note 12). The 1.25% debentures and 0.75% debentures are included in the calculation of diluted net income per share if their inclusion is dilutive under the treasury-stock-type method. For the three and nine months ended September 27, 2009, the Company’s average stock price for the period did not exceed the conversion price for the 1.25% debentures and 0.75% debentures. During each of the three and nine months ended September 28, 2008, dilutive potential common shares include approximately 1.0 million shares for the impact of the 1.25% debentures as the Company experienced a substantial increase in its common stock price during the nine months ended September 28, 2008 as compared to the conversion price pursuant to the terms of the 1.25% debentures. Similarly, dilutive potential common shares include approximately zero and 20,000 shares for the three and nine months ended September 28, 2008, respectively, for the impact of the 0.75% debentures. Under the treasury-stock-type method, the Company’s 1.25% debentures and 0.75% debentures will generally have a dilutive impact on net income per share if the Company’s average stock price for the period exceeds the conversion price for the debentures.

Index

Note 17. STOCK-BASED COMPENSATION

The following table summarizes the consolidated stock-based compensation expense by line item in the Condensed Consolidated Statements of Operations:

	Three Months Ended		Nine Months Ended
(In thousands)	September 27, 2009	September 28, 2008	September 27, 2009	September 28, 2008
Cost of systems revenue	$1,494	$2,911	$3,266	$7,661
Cost of components revenue	2,808	1,964	6,489	6,057
Research and development	1,736	987	4,649	2,770
Sales, general and administrative	7,036	13,049	19,800	35,538
Total stock-based compensation expense	$13,074	$18,911	$34,204	$52,026

The following table summarizes the consolidated stock-based compensation expense, by type of awards:

	Three Months Ended		Nine Months Ended
(In thousands)	September 27, 2009	September 28, 2008	September 27, 2009	September 28, 2008
Employee stock options	$1,048	$1,072	$3,346	$3,273
Restricted stock awards and units	10,955	10,053	30,470	28,183
Shares and options released from re-vesting restrictions	—	7,627	168	21,260
Change in stock-based compensation capitalized in inventory	1,071	159	220	(690)
Total stock-based compensation expense	$13,074	$18,911	$34,204	$52,026

In connection with its acquisition of PowerLight Corporation (now referenced to as SP Systems) on January 10, 2007, the Company issued 1.1 million shares of its class A common stock and 0.5 million stock options to employees of SP Systems. The class A common stock and stock options were valued at $60.4 million and were subject to certain transfer restrictions and a repurchase option held by the Company. The Company recognized the expense as the re-vesting restrictions of these shares lapsed over the two-year period beginning on the date of acquisition. The value of shares released from such re-vesting restrictions is included in stock-based compensation expense in the table above.

Index

Note 18. SEGMENT AND GEOGRAPHICAL INFORMATION

The Chief Operating Decision Maker (“CODM”) is the Company’s Chief Executive Officer. The CODM assesses the performance of the Systems Segment and Components Segment using information about their revenue and gross margin. The following tables present revenue by geography and segment, gross margin by segment and revenue by significant customer. Revenue is based on the destination of the shipments.

	Three Months Ended		Nine Months Ended
(As a percentage of total revenue)	September 27, 2009	September 28, 2008	September 27, 2009	September 28, 2008
Revenue by geography:
United States	32%	49%	46%	29%
Europe:
Germany	26%	10%	21%	8%
Italy	29%	5%	20%	3%
Spain	3%	16%	2%	44%
Other	5%	8%	6%	7%
Rest of world	5%	12%	5%	9%
	100%	100%	100%	100%
Revenue by segment:
Systems	36%	51%	39%	62%
Components	64%	49%	61%	38%
	100%	100%	100%	100%
Gross margin by segment:
Systems	14%	18%	15%	20%
Components	22%	38%	23%	31%

		Three Months Ended		Nine Months Ended
(As a percentage of total revenue)		September 27, 2009	September 28, 2008	September 27, 2009	September 28, 2008
Significant Customers:	Business Segment
SunRay Renewable Energy	Systems	15%	*	*	*
Florida Power & Light Company	Systems	*	*	14%	*
Naturener Group	Systems	*	11%	*	23%
Sedwick Corporate, S.L.	Systems	*	*	*	15%

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

Business Segments Overview

Components Segment: Our Components Segment sells solar power products, including solar panels and inverters, which convert sunlight to electricity compatible with the utility network. We believe our solar cells provide the following benefits compared with conventional solar cells:

•	superior performance, including the ability to generate up to 50% more power per unit area;

•	superior aesthetics, with our uniformly black surface design that eliminates highly visible reflective grid lines and metal interconnect ribbons; and

•	more efficient use of silicon, a key raw material used in the manufacture of solar cells.

We sell our solar components products to installers and resellers, including our third-party global dealer network, for use in residential and commercial applications where the high efficiency and superior aesthetics of our solar power products provide compelling customer benefits. We also sell products for use in multi-megawatt solar power plant applications. In many situations, we offer a materially lower area-related cost structure for our customers because our solar panels require a substantially smaller roof or land area than conventional solar technology and half or less of the roof or land area of commercial solar thin film technologies. We sell our products primarily in North America, Europe, Asia and Australia principally in regions where public policy has accelerated solar power adoption.

We manufacture our solar cells at our two facilities in the Philippines, and are developing a third solar cell manufacturing facility, or FAB3, in Malaysia. Our solar cells are then combined into solar panels at our solar panel assembly facility located in the Philippines or by third-party subcontractors.

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

Our customers include commercial and governmental entities, investors, utilities, production home builders, dealers and home owners. We work with development, construction, system integration and financing companies to deliver our solar power systems to customers. Our solar power systems are designed to generate electricity over a system life typically exceeding 25 years and are principally designed to be used in large-scale applications with system ratings of typically more than 500 kilowatts. Worldwide, we have more than 500 megawatts of SunPower solar power plant systems operating or under contract.

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

In 2008, we began serving the utility market in the United States, as regulated utilities began seeking cost-effective renewable energy to meet governmental renewable portfolio standard requirements. We believe we are well positioned for long-term success, despite difficult near-term economic conditions, with our substantial order pipeline for utility scale projects. While we have contracts for these projects, there are substantial conditions set forth in such contracts, including obtaining financing and proper governmental permits, which must be satisfied in order for the majority of the projects to move forward.

We manufacture certain of our solar power system products at our manufacturing facilities in Richmond, California and at other facilities located close to our customers. Some of our solar power system products are also manufactured for us by third-party suppliers.

Restructuring Costs

In response to deteriorating economic conditions, we reduced our global workforce of regular employees by approximately 80 positions during the first half of fiscal 2009 in order to reduce our annual operating expenses. The restructuring actions included charges of zero and $1.7 million in the three and nine months ended September 27, 2009, respectively, for severance, benefits and related costs. For additional details see Note 9 of Notes to our Condensed Consolidated Financial Statements.

Accounting Changes and Issued Accounting Guidance Not Yet Adopted

For a description of accounting changes and issued accounting guidance not yet adopted, including the expected dates of adoption and estimated effects, if any, in our Condensed Consolidated Financial Statements, see Note 1 of Notes to our Condensed Consolidated Financial Statements.

Results of Operations for the Three and Nine Months Ended September 27, 2009 and September 28, 2008

Revenue

	Three Months Ended		Nine Months Ended
(Dollars in thousands)	September 27, 2009	September 28, 2008	September 27, 2009	September 28, 2008
Systems revenue	$168,412	$193,330	$383,233	$642,774
Components revenue	297,895	184,170	594,505	391,178
Total revenue	$466,307	$377,500	$977,738	$1,033,952

Total Revenue:  During the three and nine months ended September 27, 2009, our total revenue of approximately $466.3 million and $977.7 million, respectively, represented an increase of 24% and a decrease of 5%, respectively, from total revenue reported in the comparable periods of 2008. The increase in our total revenue during the three months ended September 27, 2009 compared to the same period in 2008 resulted from strong demand in multiple geographies and market segments. The decrease in our total revenue during the nine months ended September 27, 2009 compared to the same period in 2008 is attributable to the difficult economic and credit environment experienced during the first half of fiscal 2009.

Index

Sales outside the United States represented approximately 68% and 54% of our total revenue for the three and nine months ended September 27, 2009, respectively, compared to 51% and 71% in the three and nine months ended September 28, 2008, respectively. The change in geography mix during the three months ended September 27, 2009 as compared to the same period in 2008 is primarily due to: (i) the ongoing construction of a 24 megawatt solar power plant in Montalto di Castro, Italy; and (ii) the expansion of our third-party global dealer network in Germany and Italy. The change in geography mix during the nine months ended September 27, 2009 as compared to the same period is 2008 is primarily due to: (i) the expiration of an attractive governmental feed-in tariff in Spain in September 2008; (ii) the construction of a 25 megawatt solar power plant in Desoto County, Florida in the nine months ended September 27, 2009; and (iii) revenue growth from our Components Segment in the United States, particularly in California, due to federal, state and local government incentives and the growth of our third-party global dealer network.

Concentrations: We have four customers that each accounted for more than 10 percent of our total revenue in one period during the three and nine months ended September 27, 2009 and September 28, 2008 as follows:

		Three Months Ended		Nine Months Ended
(As a percentage of total revenue)		September 27, 2009	September 28, 2008	September 27, 2009	September 28, 2008
Significant Customers:	Business Segment
SunRay Renewable Energy (“SunRay”)	Systems	15%	*	*	*
Florida Power & Light Company (“FPL”)	Systems	*	*	14%	*
Naturener Group	Systems	*	11%	*	23%
Sedwick Corporate, S.L.	Systems	*	*	*	15%

*           denotes less than 10% during the period

We generate revenue from two business segments, as follows:

Systems Segment Revenue: Our systems revenue for the three and nine months ended September 27, 2009 was $168.4 million and $383.2 million, respectively, which accounted for 36% and 39%, respectively, of our total revenue. The majority of systems revenue recognized in the third quarter of fiscal 2009 resulted from the ongoing construction of a 24 megawatt solar power plant for SunRay in Montalto di Castro, Italy, in which approximately 48% of the project’s revenue was earned in the three months ended September 27, 2009. Also during the third quarter of fiscal 2009, our Systems Segment completed the construction of a 25 megawatt solar power plant for FPL in Desoto County, Florida, the largest solar power plant in North America, and began the construction of a 10 megawatt solar power plant for FPL at the Kennedy Space Center in Florida as well as a 8 megawatt solar power plant for Exelon Corporation in Chicago. Systems revenue for the three and nine months ended September 28, 2008 was $193.3 million and $642.8 million, respectively, which accounted for 51% and 62%, respectively, of our total revenue. In the three and nine months ended September 28, 2008, our Systems Segment benefited from strong power plant scale demand in Europe, primarily in Spain, and reflected the installation of more than 40 megawatts of Spain based projects before the expiration of a governmental feed-in tariff in September 2008. During the three and nine months ended September 27, 2009, our systems revenue decreased 13% and 40%, respectively, as compared to revenue earned in the comparable periods of 2008, due to difficult economic conditions resulting in near-term challenges in financing system projects. However, we are beginning to see improvements in the financial markets as exemplified by an international consortium of banks financing the ongoing construction of the 24 megawatt solar power plant in Montalto di Castro, Italy, our $100 million commercial project financing agreement with Wells Fargo Bank, or Wells Fargo, providing financing for system projects under power purchase agreements with customers, and our progress on financing a number of other solar power plants.

Components Segment Revenue:  Components revenue for the three and nine months ended September 27, 2009 was $297.9 million and $594.5 million, respectively, or 64% and 61%, respectively, of our total revenue. Components revenue for the three and nine months ended September 28, 2008 was $184.2 million and $391.2 million, respectively, or 49% and 38%, respectively, of our total revenue. During the three and nine months ended September 27, 2009, our components revenue increased 62% and 52%, respectively, as compared to revenue earned in the comparable periods of 2008, primarily due to growing demand in Germany, Italy and the United States, particularly in California, due to federal, state and local government incentives and the growth of our third-party global dealer network. In the three and nine months ended September 28, 2008, our Components Segment benefited from strong demand in the residential and small commercial roof-top markets through our third-party dealer network in both Europe and the United States.

Index

Cost of Revenue

Details to cost of revenue by segment:

	Three Months Ended
	Systems		Components		Consolidated
(Dollars in thousands)	September 27, 2009	September 28, 2008	September 27, 2009	September 28, 2008	September 27, 2009	September 28, 2008
Amortization of other intangible assets	$1,841	$1,841	$961	$1,106	$2,802	$2,947
Stock-based compensation	1,494	2,911	2,808	1,964	4,302	4,875
Impairment of long-lived assets	—	(1,343)	—	(1,943)	—	(3,286)
Non-cash interest expense	87	100	278	144	365	244
Materials and other cost of revenue	141,437	155,320	228,117	112,087	369,554	267,407
Total cost of revenue	$144,859	$158,829	$232,164	$113,358	$377,023	$272,187
Total cost of revenue as a percentage of revenue	86%	82%	78%	62%	81%	72%
Total gross margin percentage	14%	18%	22%	38%	19%	28%

	Nine Months Ended
	Systems		Components		Consolidated
(Dollars in thousands)	September 27, 2009	September 28, 2008	September 27, 2009	September 28, 2008	September 27, 2009	September 28, 2008
Amortization of other intangible assets	$5,523	$5,850	$2,867	$3,216	$8,390	$9,066
Stock-based compensation	3,266	7,661	6,489	6,057	9,755	13,718
Impairment of long-lived assets	—	—	—	2,203	—	2,203
Non-cash interest expense	664	201	1,441	276	2,105	477
Materials and other cost of revenue	315,550	497,604	446,443	259,536	761,993	757,140
Total cost of revenue	$325,003	$511,316	$457,240	$271,288	$782,243	$782,604
Total cost of revenue as a percentage of revenue	85%	80%	77%	69%	80%	76%
Total gross margin percentage	15%	20%	23%	31%	20%	24%

Total Cost of Revenue:  We had 16 and 10 active solar cell manufacturing lines in our two solar cell manufacturing facilities as of September 27, 2009 and September 28, 2008, respectively, with a total rated annual solar cell manufacturing capacity of 574 megawatts and 334 megawatts, respectively. During the three and nine months ended September 27, 2009, our two solar cell manufacturing facilities operated at approximately 74% and 66% capacity, respectively, producing 109.9 megawatts and 267.2 megawatts, respectively, as compared to the three and nine months ended September 28, 2008 when our facilities operated at approximately 75% and 73% capacity, respectively, producing 65.8 megawatts and 154.1 megawatts, respectively. During the three and nine months ended September 27, 2009, our total cost of revenue was $377.0 million and $782.2 million, respectively, which represented an increase of 39% and zero, respectively, compared to the total cost of revenue reported in the comparable periods of 2008. As a percentage of total revenue, our total cost of revenue increased to 81% and 80% in the three and nine months ended September 27, 2009, respectively, compared to 72% and 76% in the three and nine months ended September 28, 2008, respectively. This increase in total cost of revenue as a percentage of total revenue is reflective of: (i) the sale and write-down of inventory to its estimated market value in the third quarter of fiscal 2009 based upon our assumptions about future demand and market conditions; and (ii) higher amortization of capitalized non-cash interest expense in the three and nine months ended September 27, 2009 as compared to the same periods in 2008. This increase in total cost of revenue as a percentage of total revenue was partially offset by: (i) decreased costs of polysilicon; (ii) reduced expenses associated with the amortization of other intangible assets and stock-based compensation; and (iii) an asset impairment charge of $2.2 million in the nine months ended September 28, 2008 relating to the wind down of our imaging detector product line (the costs associated with the $3.3 million write-down of certain solar product manufacturing equipment taken in the first quarter of fiscal 2008 was recovered from the vendor in the third quarter of fiscal 2008).

Systems Segment Cost of Revenue: Our cost of systems revenue consists primarily of solar panels, mounting systems, inverters and subcontractor costs. The cost of solar panels is the single largest cost element in our cost of systems revenue. Our Systems Segment sourced substantially all of its solar panel installations with SunPower solar panels in the three and nine months ended September 27, 2009, as compared to 69% and 58% for the three and nine months ended September 28, 2008, respectively. Our Systems Segment generally experiences higher gross margin on construction projects that utilize SunPower solar panels compared to construction projects that utilize solar panels purchased from third-parties.

Index

Systems Segment Gross Margin: Gross margin was $23.6 million and $58.2 million for the three and nine months ended September 27, 2009, respectively, or 14% and 15%, respectively, of systems revenue. Gross margin was $34.5 million and $131.5 million for the three and nine months ended September 28, 2008, respectively, or 18% and 20%, respectively, of systems revenue. Gross margin decreased due to: (i) lower average selling prices for our solar power systems; (ii) the sale and write-down of aged third-party solar panels to its estimated market value in the third quarter of fiscal 2009 based upon our assumptions about future demand and market conditions; and (iii) our inability to reduce system group department overhead costs incurred that are fixed in nature when systems revenue decreased 13% and 40% in the three and nine months ended September 27, 2009, respectively, as compared to the same periods in 2008.

Components Segment Cost of Revenue: Our cost of components revenue consists primarily of silicon ingots and wafers used in the production of solar cells, along with other materials such as chemicals and gases that are needed to transform silicon wafers into solar cells. For our solar panels, our cost of revenue includes the cost of solar cells and raw materials such as glass, frame, backing and other materials, as well as the assembly costs we pay to our third-party subcontractors in China and Mexico. Our Components Segment’s gross margin each quarter is affected by a number of factors, including average selling prices for our solar power products, our product mix, our actual manufacturing costs and the utilization rate of our solar cell manufacturing facilities.

Components Segment Gross Margin: Gross margin was $65.7 million and $137.3 million for the three and nine months ended September 27, 2009, respectively, or 22% and 23%, respectively, of components revenue. Gross margin was $70.8 million and $119.9 million for the three and nine months ended September 28, 2008, respectively, or 38% and 31%, respectively, of components revenue. Gross margin decreased due to: (i) lower average selling prices for our solar power products; and (ii) the sale and write-down of inventory to its estimated market value in the third quarter of fiscal 2009 based upon our assumptions about future demand and market conditions. This decrease in gross margin was partially offset by continued reduction in silicon costs. Over the next several years, we expect average selling prices for our solar power products to decline as the market becomes more competitive, as financial incentives for solar power decline as typically planned by local, state, and national policy programs designed to accelerate solar power adoption, as certain products mature and as manufacturers are able to lower their manufacturing costs and pass on some of the savings to their customers.

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

 Research and Development

	Three Months Ended		Nine Months Ended
(Dollars in thousands)	September 27, 2009	September 28, 2008	September 27, 2009	September 28, 2008
Research and development	$8,250	$6,049	$23,067	$15,504
As a percentage of revenue	2%	2%	2%	1%

During the three and nine months ended September 27, 2009, our research and development expense was $8.3 million and $23.1 million, respectively, which represented increases of 36% and 49%, respectively, from research and development expense reported in the comparable periods of fiscal 2008. As a percentage of total revenue, research and development expense totaled 2% in each of the three and nine months ended September 27, 2009, compared to 2% and 1% in the three and nine months ended September 28, 2008, respectively. Research and development expense consists primarily of salaries and related personnel costs, depreciation and the cost of solar cell and solar panel materials and services used for the development of products, including experiment and testing. The increase in spending during the three and nine months ended September 27, 2009 compared to the same periods in fiscal 2008 resulted primarily from costs related to the improvement of our current generation solar cell manufacturing technology, development of our third generation of solar cells, development of next generation solar panels, development of next generation trackers and rooftop systems, and development of systems performance monitoring products. These increases were partially offset by grants and cost reimbursements received from various government entities in the United States totaling approximately $3.8 million and $6.1 million in the three and nine months ended September 27, 2009, respectively, compared to approximately $1.6 million and $5.3 million in the three and nine months ended September 28, 2008, respectively.

Index

Sales, General and Administrative

	Three Months Ended		Nine Months Ended
(Dollars in thousands)	September 27, 2009	September 28, 2008	September 27, 2009	September 28, 2008
Sales, general and administrative	$46,473	$46,075	$130,511	$123,141
As a percentage of revenue	10%	12%	13%	12%

During the three and nine months ended September 27, 2009, our sales, general and administrative expense, or SG&A expense, was $46.5 million and $130.5 million, respectively, which represents an increase of 1% and 6%, respectively, from SG&A expense reported in the comparable periods of fiscal 2008. As a percentage of total revenue, SG&A expense decreased to 10% and increased to 13% in the three and nine months ended September 27, 2009, respectively, as compared to 12% in each of the three and nine months ended September 28, 2008. SG&A expense for our business consists primarily of salaries and related personnel costs, professional fees, insurance and other selling and marketing expenses. The increase in our SG&A expense during the three and nine months ended September 27, 2009 compared to the same periods of fiscal 2008 resulted primarily from higher spending in all areas of sales, marketing, finance and information technology to support the growth of our business, particularly sales and marketing costs to launch our new marketing campaign and expand our third-party dealer network to nearly 900 dealers worldwide. During the three and nine months ended September 27, 2009, stock-based compensation included in SG&A expense was approximately $7.0 million and $19.8 million, respectively, compared to $13.0 million and $35.5 million in the three and nine months ended September 28, 2008, respectively.

Other Income (Expense), Net

	Three Months Ended		Nine Months Ended
(Dollars in thousands)	September 27, 2009	September 28, 2008	September 27, 2009	September 28, 2008
Interest income	$—	$2,650	$1,949	$9,086
As a percentage of revenue	—%	1%	—%	1%
Interest expense	$(9,854)	$(5,743)	$(25,503)	$(18,137)
As a percentage of revenue	2%	2%	3%	2%
Gain on purchased options	$—	$—	$21,193	$—
As a percentage of revenue	—%	—%	2%	—%
Other, net	$585	$(5,691)	$(3,765)	$(8,546)
As a percentage of revenue	—%	2%	—%	1%

Interest income represents interest income earned on our cash, cash equivalents, restricted cash, restricted cash equivalents and available-for-sale securities. The decrease in interest income of 100% and 79% during the three and nine months ended September 27, 2009, respectively, as compared to the same periods in fiscal 2008, resulted from lower interest rates earned on cash holdings during the three and nine months ended September 27, 2009 as compared to the same periods in fiscal 2008.

Interest expense during the three and nine months ended September 27, 2009 relates to borrowings under our senior convertible debentures, the facility agreement with the Malaysian Government, the term loan with Union Bank, N.A., or Union Bank, and customer advance payments. Interest expense during the three and nine months ended September 28, 2008 relates to borrowings under our senior convertible debentures and customer advance payments. Non-cash interest expense was $4.9 million and $14.1 million in the three and nine months ended September 27, 2009, respectively, compared to $3.8 and $12.2 in the three and nine months ended September 28, 2008, respectively. The increase in interest expense of 72% and 41% in the three and nine months ended September 27, 2009, respectively, compared to the same periods in fiscal 2008, is primarily due to additional indebtedness related to our $230.0 million in principal amount of 4.75% senior convertible debentures, or 4.75% debentures, approximately $162.7 million outstanding loans under the facility agreement with the Malaysian Government and $30.0 million under the term loan with Union Bank, as well as lower capitalized interest of $0.9 million and $4.5 million in the three and nine months ended September 27, 2009, respectively, compared to $2.6 million and $6.4 million in the three and nine months ended September 28, 2008, respectively. This increase was partially offset by the repurchase of a portion of our 0.75% senior convertible debentures, or 0.75% debentures, during the three and nine months ended September 27, 2009, with a principal amount of $8.0 million and $81.1 million, respectively, unamortized discount of $0.5 million and $6.4 million, respectively, and net carrying value of $7.5 million and $74.7 million, respectively. For additional details see Notes 1 and 12 of Notes to our Condensed Consolidated Financial Statements.

In connection with the issuance of our 4.75% debentures, we entered into certain convertible debenture hedge transactions, or the Purchased Options, intended to reduce the potential dilution that would occur upon conversion of the debentures. The Purchased Options, which are indexed to our class A common stock, were deemed to be mark-to-market derivatives during the period in which the over-allotment option in favor of the 4.75% debenture underwriters was unexercised. We entered into the debenture underwriting agreement on April 28, 2009 and the 4.75% debenture underwriters exercised the over-allotment option in full on April 29, 2009. During the one-day period that the underwriters’ over-allotment option was outstanding, our class A common stock price increased substantially, resulting in a non-cash non-taxable gain on Purchased Options of $21.2 million in the nine months ended September 27, 2009 in our Condensed Consolidated Statements of Operations. For additional details see Note 12 of Notes to our Condensed Consolidated Financial Statements.

Index

In June 2009, the FASB issued new accounting guidance that will change how companies account for share lending arrangements that are executed in connection with convertible debt offerings or other financings. The new accounting guidance requires all such share lending arrangements to be valued and amortized to interest expense in the same manner as debt issuance costs. As a result of the new accounting guidance, existing share lending arrangements relating to our class A common stock will be required to be measured at fair value and amortized to interest expense in our consolidated financial statements. In addition, in the event that counterparty default pursuant to the share lending agreement becomes probable, we will be required to recognize an expense equal to the then fair value of the unreturned loaned shares, net of any probable recoveries. The new accounting guidance is effective for fiscal years beginning after December 15, 2009 (our first quarter of fiscal 2010) and retrospective adoption is required for all periods presented.

    In connection with the issuance of our 1.25% senior convertible debentures, or 1.25% debentures, and 0.75% debentures, we loaned approximately 2.9 million shares of our class A common stock to Lehman Brothers International (Europe) Limited, or LBIE, and approximately 1.8 million shares of our class A common stock to Credit Suisse International, or CSI, under share lending arrangements. The new accounting guidance will result in higher non-cash amortization of imputed share lending costs in current and prior periods, as well as a material non-cash loss resulting from Lehman Brothers Holding Inc., or Lehman, filing of a petition for protection under Chapter 11 of the U.S. bankruptcy code on September 15, 2008, and LBIE commencing administration proceedings (analogous to bankruptcy) in the United Kingdom. The then fair value of the approximately 2.9 million shares of our class A common stock loaned and unreturned by LBIE is approximately $241 million, which will be expensed retrospectively in the third quarter of fiscal 2008, before consideration of any potential recoveries and related tax effects. We are currently determining the full impact that the January 2010 adoption of this new accounting guidance will have on our current and prior-period’s consolidated financial statements.
The following table summarizes the components of other, net:

	Three Months Ended		Nine Months Ended
(Dollars in thousands)	September 27, 2009	September 28, 2008	September 27, 2009	September 28, 2008
Gain (loss) on derivatives and foreign exchange	$696	$(4,579)	$(1,852)	$(7,407)
Impairment of investments	(190)	(933)	(1,997)	(933)
Other income (expense), net	79	(179)	84	(206)
Total other, net	$585	$(5,691)	$(3,765)	$(8,546)

Other, net was comprised of $0.6 million of income and $3.8 million of expenses during the three and nine months ended September 27, 2009, respectively, consisting primarily of $0.7 million of gains and $1.9 million of losses, respectively, on derivatives and changes in foreign exchange rates largely due to the volatility in the current markets as well as impairment charges of $0.2 million and $2.0 million, respectively, for certain money market funds and auction rate securities. Other, net was comprised of $5.7 million and $8.5 million of expenses during the three and nine months ended September 28, 2008, respectively, consisting primarily of $4.6 million and $7.4 million, respectively, of losses on foreign exchange and derivatives as well as impairment charges of $0.9 million for certain money market securities. For additional details see Notes 6 and 14 of Notes to our Condensed Consolidated Financial Statements.

Income Taxes

	Three Months Ended		Nine Months Ended
(Dollars in thousands)	September 27, 2009	September 28, 2008	September 27, 2009	September 28, 2008
Income tax provision	$15,088	$21,856	$10,580	$31,275
As a percentage of revenue	3%	6%	1%	3%

In the three and nine months ended September 27, 2009, our effective rate of income tax provision of 59.7% and 29.6%, respectively, was primarily due to domestic and foreign income taxes in certain jurisdictions where our operations are profitable, net of nondeductible amortization of purchased other intangible assets, discrete stock option deductions and the discrete non-cash non-taxable gain on purchased options of $21.2 million. Our income tax provision for the three and nine months ended September 28, 2008 of 49.2% and 32.9%, respectively, was primarily attributable to the consumption of non-stock net operating loss carryforwards, net of foreign income taxes in profitable jurisdictions where the tax rates are less than the U.S. statutory rate, and the spin-off from Cypress Semiconductor Corporation, or Cypress. As a result of our adoption of new accounting guidance for convertible debt instruments that may be settled in cash upon conversion, the tax provision during the three and nine months ended September 28, 2008 was retrospectively adjusted from 58.2% and 44.3%, respectively, to 49.2% and 32.9%, respectively, to reflect the tax effects of adjustments from the aforementioned accounting guidance. Our interim period tax provision is estimated based on the expected annual worldwide tax rate and takes into account the tax effect of discrete items in the period they become known. For additional details see Note 15 of Notes to our Condensed Consolidated Financial Statements.

A significant amount of our total revenue is generated from customers located outside the U.S., and a substantial portion of our assets and employees are located outside the U.S. U.S. income taxes and foreign withholding taxes have not been provided on much of the undistributed earnings of our non-U.S. subsidiaries as such earnings are intended to be indefinitely reinvested in operations outside the U.S. The federal government recently announced several proposals pertaining to the taxation of non-U.S. earnings of U.S. multinationals, including proposals that may result in a reduction or elimination of the deferral of U. S. income tax on un-repatriated foreign earnings. If enacted, these proposals could potentially require those earnings to be taxed at the U. S. federal income tax rate. Our future reported financial results may be adversely affected if the tax or accounting rules regarding un-repatriated earnings change.

Index

Equity in earnings of unconsolidated investees

	Three Months Ended		Nine Months Ended
(Dollars in thousands)	September 27, 2009	September 28, 2008	September 27, 2009	September 28, 2008
Equity in earnings of unconsolidated investees	$2,627	$2,132	$7,005	$4,006
As a percentage of revenue	1%	1%	1%	—%

During the three and nine months ended September 27, 2009, our equity in earnings of unconsolidated investees were gains of $2.6 million and $7.0 million, respectively, compared to gains of $2.1 million and $4.0 million in the three and nine months ended September 28, 2008, respectively. Our share of Woongjin Energy Co., Ltd’s, or Woongjin Energy’s, income totaled $2.6 million and $7.1 million in the three and nine months ended September 27, 2009, respectively, compared to $2.2 million and $4.1 million in the three and nine months ended September 28, 2008, respectively, due to: (i) increases in production since Woongjin Energy began manufacturing in the third quarter of fiscal 2007 and (ii) our equity investment increased from 27.4% to 40% in August 2008. First Philec Solar Corporation, or First Philec Solar, became operational in the second quarter of fiscal 2008 and our share of the joint venture’s income totaled zero and loss totaled $0.1 million during the three and nine months ended September 27, 2009, respectively, compared to losses of $0.1 million in each of the three and nine months ended September 28, 2008. For additional details see Note 11 of Notes to our Condensed Consolidated Financial Statements.

Liquidity and Capital Resources

 Cash Flows

A summary of the sources and uses of cash and cash equivalents is as follows:

	Nine Months Ended
(In thousands)	September 27, 2009	September 28, 2008
Net cash provided by operating activities	$28,579	$107,927
Net cash used in investing activities	(256,253)	(167,191)
Net cash provided by financing activities	492,007	31,832

Operating Activities

Net cash provided by operating activities of $28.6 million in the nine months ended September 27, 2009 reflects our focus on working capital management and was primarily the result of net income of $32.2 million, plus non-cash charges totaling $127.5 million for depreciation, amortization, impairment of investments, stock-based compensation and non-cash interest expense, less non-cash income of $28.2 million related to a gain on Purchased Options and our equity share in earnings of joint ventures, as well as decreases in advances to suppliers of $24.9 million and inventories of $20.9 million due to improved inventory turns under management’s demand-driven manufacturing model. The increase was partially offset by an increase in accounts receivable of $43.3 million and costs and estimated earnings in excess of billings of $41.4 million related to contractual timing of system project billings, decreases in accounts payable and other accrued liabilities of $31.3 million, as well as other changes in operating assets and liabilities of $32.7 million.

Net cash provided by operating activities of $107.9 million in the nine months ended September 28, 2008 was primarily the result of net income of $67.8 million, plus non-cash charges totaling $117.8 million for depreciation, amortization, impairment of investments and long-lived assets, stock-based compensation expense and non-cash interest expense, less non-cash income of $4.0 million for our equity share in earnings of joint ventures, as well as increases in accounts payable and other accrued liabilities of $76.5 million and customer advances of $45.9 million, primarily for future polysilicon purchases by a third-party that manufactures ingots which are sold back to us under an ingot supply agreement. These items were partially offset by decreases in billings in excess of costs and estimated earnings of $60.1 million related to contractual timing of system project billings, as well as increases in accounts receivable of $55.3 million, inventories of $48.3 million and other changes in operating assets and liabilities totaling $32.4 million. The significant increases in substantially all of our operating assets and liabilities resulted from our substantial revenue increase in the nine months ended September 28, 2008 compared to previous periods which impacted net income and working capital.

Investing Activities

Net cash used in investing activities during the nine months ended September 27, 2009 was $256.3 million, of which $150.1 million relates to capital expenditures primarily associated with the completion of FAB2 in the Philippines and the continued construction of FAB3 in Malaysia and $145.6 million relates to increases in restricted cash and cash equivalents for the drawdown under the facility agreement with the Malaysian government. Cash used in investing activities was partially offset by $29.5 million in proceeds received from the sales or maturities of available-for-sale securities and $9.9 million in proceeds received from the sale of equipment to a third-party subcontractor.

Index

Net cash used in investing activities during the nine months ended September 28, 2008 was $167.2 million, of which $150.3 million relates to capital expenditures primarily associated with manufacturing capacity expansion in the Philippines. Also during the nine months ended September 28, 2008: (i) restricted cash and cash equivalents increased by $42.2 million for advanced payments received from customers that we provided security in the form of cash collateralized bank standby letters of credit; (ii) we paid $18.3 million in cash for the acquisition of Solar Solutions, a division of Combigas S.r.l. in Italy, and Solar Sales Pty. Ltd. in Australia, net of cash acquired; and (iii) we invested an additional $24.6 million in joint ventures and other non-public companies. Cash used in investing activities was partially offset by $68.2 million in proceeds received from the sales or maturities of available-for-sale securities, net of available-for-sale securities purchased during the period and investment in the Reserve Primary Fund and the Reserve International Liquidity Fund, or collectively referred to as the Reserve Funds, re-designated from cash and cash equivalents to short-term investments at adjusted cost.

Financing Activities

Net cash provided by financing activities during the nine months ended September 27, 2009 reflects cash received of: (i) $218.8 million in net proceeds from our public offering of 10.35 million shares of our class A common stock; (ii) $198.7 million in net proceeds from the issuance of $230.0 million in principal amount of 4.75% debentures, after reflecting the payment of the net cost of the call spread overlay; (iii) Malaysian Ringgit 375.0 million (approximately $107.9 million based on the exchange rate as of September 27, 2009) from the Malaysian Government under our facility agreement; (iv) $29.8 million in net proceeds from Union Bank under our $30.0 million term loan; (v) $14.7 million in excess tax benefits from stock-based award activity; and (vi) $1.4 million from stock option exercises. Cash received during the nine months ended September 27, 2009 was partially offset by cash paid of $75.6 million to repurchase approximately $81.1 million in principal amount of our 0.75% debentures and $3.7 million for treasury stock purchases that were used to pay withholding taxes on vested restricted stock.

Net cash provided by financing activities during the nine months ended September 28, 2008 reflects $3.8 million from stock option exercises and $33.9 million in excess tax benefits from stock-based award activity, partially offset by cash paid of $5.9 million for treasury stock purchases that were used to pay withholding taxes on vested restricted stock.

Debt and Credit Sources

Line of Credit

As of September 27, 2009 and December 28, 2008, no borrowings were outstanding on the uncollateralized revolving credit line and letters of credit totaling $49.2 million and $29.9 million, respectively, were issued by Wells Fargo under the uncollateralized letter of credit subfeature. In addition, letters of credit totaling $138.7 million and $76.5 million were issued by Wells Fargo under the collateralized letter of credit facility as of September 27, 2009 and December 28, 2008, respectively. As of September 27, 2009 and December 28, 2008, cash available to be borrowed under the uncollateralized revolving credit line was $0.8 million and $20.1 million, respectively, and includes letter of credit capacities available to be issued by Wells Fargo under the uncollateralized letter of credit subfeature. Letters of credit available under the collateralized letter of credit facility as of September 27, 2009 and December 28, 2008 totaled $61.3 million and $73.5 million, respectively. As detailed in the agreement, we pay fees of 2% and 0.2% to 0.4% depending on maturity for outstanding letters of credit under the uncollateralized letter of credit subfeature and collateralized letter of credit facility, respectively. All letters of credit issued under the uncollateralized letter of credit subfeature expire on or before March 27, 2010 unless we provide by such date collateral in the form of cash or cash equivalents in the aggregate amount available to be drawn under letters of credit outstanding at such time. All letters of credit issued under the collateralized letter of credit facility expire no later than March 27, 2014. For additional details see Note 12 of Notes to our Condensed Consolidated Financial Statements.

Term Loan

On April 17, 2009, we entered into a loan agreement with Union Bank under which we borrowed $30.0 million for a three year term at an interest rate of LIBOR plus 2%, or approximately 2.3% as of September 27, 2009. The loan is to be repaid in eight equal quarterly installments of principal plus interest commencing June 30, 2010. For additional details see Note 12 of Notes to our Condensed Consolidated Financial Statements.

Debt Facility Agreement with the Malaysian Government

As of September 27, 2009 and December 28, 2008, we borrowed Malaysian Ringgit 565.0 million, or approximately $162.7 million based on the exchange rate as of September 27, 2009, and Malaysian Ringgit 190.0 million, or approximately $54.6 million based on the exchange rate as of December 28, 2008, respectively, under the facility agreement with the Malaysian Government to finance the construction of FAB3 in Malaysia. An additional Malaysian Ringgit 435.0 million, or approximately $125.2 million based on the exchange rate as of September 27, 2009, may be drawn through June 2010. Principal is to be repaid in six quarterly payments starting in July 2015, and a non-weighted average interest rate of approximately 4.4% per annum accrues and is payable starting in July 2015. We have the ability to prepay outstanding loans without premium or penalty and all borrowings must be repaid by October 30, 2016. For additional details see Note 12 of Notes to our Condensed Consolidated Financial Statements.

Index

Convertible Debentures

In May 2009, we issued $230.0 million in principal amount of our 4.75% debentures and received net proceeds of $225.0 million, before payment of the net cost of the call spread overlay of $26.3 million. Interest on the 4.75% debentures is payable on April 15 and October 15 of each year, which commenced October 15, 2009. Holders of the 4.75% debentures are able to exercise their right to convert the debentures at any time into shares of our class A common stock at a conversion price equal to $26.40 per share. The applicable conversion rate may adjust in certain circumstances, including upon a fundamental change, as defined in the indenture governing the 4.75% debentures. If not earlier converted, the 4.75% debentures mature on April 15, 2014. Holders may also require us to repurchase all or a portion of their 4.75% debentures upon a fundamental change at a cash repurchase price equal to 100% of the principal amount plus accrued and unpaid interest. In the event of certain events of default, such as our failure to make certain payments or perform or observe certain obligations thereunder, Wells Fargo (the trustee) or holders of a specified amount of then-outstanding 4.75% debentures will have the right to declare all amounts then outstanding due and payable. For additional details see Note 12 of Notes to our Condensed Consolidated Financial Statements.

In February 2007, we issued $200.0 million in principal amount of our 1.25% debentures and received net proceeds of $194.0 million. In the fourth quarter of fiscal 2008, we received notices for the conversion of approximately $1.4 million in principal amount of the 1.25% debentures which we settled for approximately $1.2 million in cash and 1,000 shares of class A common stock. Interest on the 1.25% debentures is payable on February 15 and August 15 of each year, which commenced August 15, 2007. The 1.25% debentures mature on February 15, 2027. Holders may require us to repurchase all or a portion of their 1.25% debentures on each of February 15, 2012, February 15, 2017 and February 15, 2022, or if we experience certain types of corporate transactions constituting a fundamental change, as defined in the indenture governing the 1.25% debentures. Any repurchase of the 1.25% debentures pursuant to these provisions will be for cash at a price equal to 100% of the principal amount of the 1.25% debentures to be repurchased plus accrued and unpaid interest. In addition, we may redeem some or all of the 1.25% debentures on or after February 15, 2012 for cash at a redemption price equal to 100% of the principal amount of the 1.25% debentures to be redeemed plus accrued and unpaid interest. For additional details see Note 12 of Notes to our Condensed Consolidated Financial Statements.

In July 2007, we issued $225.0 million in principal amount of our 0.75% debentures and received net proceeds of $220.1 million. In the three and nine months ended September 27, 2009, we repurchased approximately $8.0 million and $81.1 million, respectively, in principal amount of the 0.75% debentures for $7.7 million and $75.6 million, respectively, in cash. Interest on the 0.75% debentures is payable on February 1 and August 1 of each year, which commenced February 1, 2008. The 0.75% debentures mature on August 1, 2027. Holders may require us to repurchase all or a portion of their 0.75% debentures on each of August 1, 2010, August 1, 2015, August 1, 2020 and August 1, 2025, or if we experience certain types of corporate transactions constituting a fundamental change, as defined in the indenture governing the 0.75% debentures. Therefore, the 0.75% debentures were reclassified as short-term liabilities in our Condensed Consolidated Balance Sheet as of September 27, 2009 due to the ability of the holders to require us to repurchase our 0.75% debentures commencing on August 1, 2010. Any repurchase of the 0.75% debentures pursuant to these provisions will be for cash at a price equal to 100% of the principal amount of the 0.75% debentures to be repurchased plus accrued and unpaid interest. In addition, we may redeem some or all of the 0.75% debentures on or after August 1, 2010 for cash at a redemption price equal to 100% of the principal amount of the 0.75% debentures to be redeemed plus accrued and unpaid interest. For additional details see Note 12 of Notes to our Condensed Consolidated Financial Statements.

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

Liquidity

As of September 27, 2009, we had cash and cash equivalents of $472.1 million as compared to $202.3 million as of December 28, 2008. The increase in the balance of our cash and cash equivalents as of September 27, 2009 compared to the balance as of December 28, 2008 was primarily due to the receipt of aggregate net proceeds of $417.5 million from the public offering of 10.35 million shares of our class A common stock and the issuance of $230.0 million in principal amount of our 4.75% debentures, after deducting the underwriters’ discounts and commissions and offering expenses payable by us (including approximately $26.3 million paid as the net cost of the call spread overlay entered into in connection with the 4.75% debenture offering). For additional details see Notes 1 and 12 of Notes to our Condensed Consolidated Financial Statements.

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

Index

In addition, we had short-term investments and long-term investments of $0.8 million and $8.4 million as of September 27, 2009, respectively, as compared to $17.2 million and $23.6 million as of December 28, 2008, respectively. Long-term investments are made up of auction rate securities that failed to clear at auctions in subsequent periods and have stated contractual maturities between 20 to 30 years. Due to the illiquidity associated with recent failed auctions, we estimate that auction rate securities we hold with a stated par value of $9.9 million and $26.1 million at September 27, 2009 and December 28, 2008, respectively, would be valued at approximately 85% and 91%, respectively, of their stated par value, or $8.4 million and $23.6 million, respectively, representing a decline in value of approximately $1.5 million and $2.5 million, respectively. Due to one auction rate security’s downgrade from a triple-A rating to a Baa1 rating, the length of time that has passed since the auction rate securities failed to clear at auctions and the ongoing uncertainties regarding future access to liquidity, we have determined the impairment is other-than-temporary and recorded impairment losses of $0.2 million and $0.8 million in the three and nine months ended September 27, 2009, respectively, and $2.5 million in the fourth quarter of fiscal 2008, in “Other, net” in our Condensed Consolidated Statements of Operations. If market conditions were to deteriorate even further such that the current fair value were not achievable, we could realize additional impairment losses related to our auction rate securities. In the three and nine months ended September 27, 2009, we sold auction rate securities with a carrying value of $9.9 million and $14.4 million, respectively, for $9.8 million and $14.4 million, respectively, to third-parties outside of the auction process. In addition, we sold an auction rate security with a carrying value of $4.0 million for $4.1 million to a third-party outside of the auction process in October 2009. For additional details see Note 6 of Notes to our Condensed Consolidated Financial Statements.

If the closing price of our class A common stock equaled or exceeded 125% of the initial effective conversion price governing the 1.25% debentures and/or 0.75% debentures for 20 out of 30 consecutive trading days in the last month of the fiscal quarter, then holders of the 1.25% debentures and/or 0.75% debentures have the right to convert the debentures any day in the following fiscal quarter. Because the closing price of our class A common stock on at least 20 of the last 30 trading days during the fiscal quarters ending September 27, 2009, June 28, 2009, March 29, 2009 and December 28, 2008 did not equal or exceed $70.94, or 125% of the applicable conversion price for our 1.25% debentures, and $102.80, or 125% of the applicable conversion price for our 0.75% debentures, holders of the 1.25% debentures and 0.75% debentures are unable to exercise their right to convert the debentures, based on the market price conversion trigger, on any day in fiscal 2009. Accordingly, we classified our 1.25% debentures as long-term in our Condensed Consolidated Balance Sheet as of September 27, 2009 and the 1.25% debentures and 0.75% debentures as long-term as of December 28, 2008. This test is repeated each fiscal quarter, therefore, if the market price conversion trigger is satisfied in a subsequent quarter, the 1.25% debentures may again be reclassified as short-term. For additional details see Note 12 of Notes to our Condensed Consolidated Financial Statements.

In addition, the holders of our 1.25% debentures and 0.75% debentures would be able to exercise their right to convert the debentures during the five consecutive business days immediately following any five consecutive trading days in which the trading price of our 1.25% debentures and 0.75% debentures is less than 98% of the average of the closing sale price of a share of class A common stock during the five consecutive trading days, multiplied by the applicable conversion rate. As of September 27, 2009 and December 28, 2008, our 1.25% debentures and 0.75% debentures traded significantly below their historic trading prices. If the trading prices of our debentures continue to decline, holders of the 1.25% debentures and 0.75% debentures may have the right to convert the debentures in the future.

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

In the three and nine months ended September 27, 2009, we used $7.7 million and $75.6 million, respectively, in cash to repurchase approximately $8.0 million and $81.1 million, respectively, in principal amount of our 0.75% debentures. We may use a portion of the net proceeds from the public offering of 10.35 million shares of our class A common stock and the issuance of our 4.75% debentures to repurchase more of our outstanding 1.25% debentures or 0.75% debentures. We expect that holders of our outstanding 1.25% debentures or 0.75% debentures from whom we may repurchase such debentures (which holders may include one or more of the underwriters of such debentures) may have outstanding short hedge positions in our class A common stock relating to such debentures. Upon repurchase, we expect that such holders will unwind or offset those hedge positions by purchasing class A common stock in secondary market transactions, including purchases in the open market, and/or entering into various derivative transactions with respect to our class A common stock. These activities could have the effect of increasing, or preventing a decline in, the market price of our class A common stock. The effect, if any, of any of these transactions and activities on the market price of our class A common stock or the debentures will depend in part on market conditions and cannot be ascertained at this time, but may be material.

Index

We believe that our current cash and cash equivalents, cash generated from operations, and funds available from the credit agreement with Wells Fargo and facility agreement with the Malaysian Government will be sufficient to meet our working capital and capital expenditure commitments for at least the next 12 months. However, there can be no assurance that our liquidity will be adequate over time. We expect total capital expenditures in the range of $200 million to $225 million in 2009 as we continue to increase our solar cell and solar panel manufacturing capacity in the Philippines and Malaysia. These expenditures would be greater if we decide to bring capacity on line more rapidly. If our capital resources are insufficient to satisfy our liquidity requirements, we may seek to sell additional equity securities or debt securities or obtain other debt financing. However, after the tax-free distribution of our shares by Cypress on September 29, 2008, our ability to sell additional equity securities to obtain additional financing is subject to Cypress’s consent in certain circumstances to ensure the tax-free nature of its distribution of our class B common stock. The sale of additional equity securities or convertible debt securities would result in additional dilution to our stockholders and may not be available on favorable terms or at all, particularly in light of the current crises in the financial and credit markets. Additional debt would result in increased expenses and would likely impose new restrictive covenants like the covenants under the credit agreement with Wells Fargo, the facility agreement with the Malaysian Government, the term loan with Union Bank, the 4.75% debentures, 1.25% debentures and the 0.75% debentures. Financing arrangements may not be available to us, or may not be available in amounts or on terms acceptable to us.

Contractual Obligations

The following summarizes our contractual obligations at September 27, 2009:

		Payments Due by Period
(In thousands)	Total	2009 (remaining 3 months)	2010 –2011	2012 –2013	Beyond 2013
Convertible debt, including interest	$684,488	$3,622	$28,973	$28,973	$622,920
Term loan from Union Bank, including interest	31,121	172	27,177	3,772	—
Loan from Malaysian Government	162,665	—	—	—	162,665
Customer advances	97,142	15,084	18,058	16,000	48,000
Lease commitments	30,891	1,440	9,004	5,740	14,707
Utility obligations	750	—	—	—	750
Non-cancelable purchase orders	39,460	38,810	650	—	—
Purchase commitments under agreements	6,394,547	142,673	1,321,069	1,300,405	3,630,400
Total	$7,441,064	$201,801	$1,404,931	$1,354,890	$4,479,442

Convertible debt and interest on convertible debt relate to the aggregate of $572.5 million in outstanding principal amount of our senior convertible debentures. For the purpose of the table above, we assume that all holders of the 4.75% debentures will hold the debentures through the date of maturity in fiscal 2014 and all holders of the 1.25% debentures and 0.75% debentures will hold the debentures through the date of maturity in fiscal 2027 and upon conversion, the values of the 1.25% debentures and 0.75% debentures are equal to the aggregate principal amount of $342.5 million with no premiums. The term loan from Union Bank including interest relates to borrowings totaling $30.0 million for three years at an interest rate of LIBOR plus 2%. The loan from the Malaysian Government relates to amounts borrowed for the financing and operation of FAB3 to be constructed in Malaysia. Customer advances relate to advance payments received from customers for future purchases of solar power products. Lease commitments primarily relate to our 5-year lease agreement with Cypress for our headquarters in San Jose, California, an 11-year lease agreement with an unaffiliated third-party for our administrative, research and development offices in Richmond, California and other leases for various office space. Utility obligations relate to our 11-year lease agreement with an unaffiliated third-party for our administrative, research and development offices in Richmond, California. Non-cancelable purchase orders relate to purchases of raw materials for inventory, services and manufacturing equipment from a variety of vendors. Purchase commitments under agreements relate to arrangements entered into with suppliers of polysilicon, ingots, wafers and solar panels as well as agreements to purchase solar renewable energy certificates from solar installation owners in New Jersey. These agreements specify future quantities and pricing of products to be supplied by the vendors for periods up to twelve years and there are certain consequences, such as forfeiture of advanced deposits and liquidated damages relating to previous purchases, in the event that we terminate the arrangements. For additional details see Notes 10 and 12 of Notes to our Condensed Consolidated Financial Statements.

As of September 27, 2009 and December 28, 2008, total liabilities associated with uncertain tax positions were $12.1 million and $12.8 million, respectively, and are included in “Other long-term liabilities” in our Condensed Consolidated Balance Sheets as they are not expected to be paid within the next twelve months. Due to the complexity and uncertainty associated with our tax positions, we cannot make a reasonably reliable estimate of the period in which cash settlement will be made for our liabilities associated with uncertain tax positions in other long-term liabilities, therefore, they have been excluded from the table above. We finalized a foreign tax audit during the third quarter of fiscal 2009 which decreased our total liabilities associated with uncertain tax positions. For additional details see Note 10 of Notes to our Condensed Consolidated Financial Statements.

Index

Item 3.	Quantitative and Qualitative Disclosure About Market Risk

Foreign Currency Exchange Risk

 Our exposure to adverse movements in foreign currency exchange rates is primarily related to sales to European customers that are denominated in Euros. In the second quarter of fiscal 2008, we changed the functional currency of certain European subsidiaries from U.S. dollar to Euro, resulting in greater exposure to changes in the value of the Euro and limiting our ability to fully hedge certain Euro-denominated revenue. Revenue generated from European customers represented 63% and 49% of our total revenue for the three and nine months ended September 27, 2009, respectively, compared to 39% and 62% of our total revenue for the three and nine months ended September 28, 2008, respectively. A 10% change in the Euro exchange rate would have impacted our revenue by approximately $29.4 million and $47.9 million for the three and nine months ended September 27, 2009, respectively, compared to $14.7 million and $64.1 million for the three and nine months ended September 28, 2008, respectively.

In the past, we have experienced an adverse impact on our revenue, gross margin and profitability as a result of foreign currency fluctuations. When foreign currencies appreciate against the U.S. dollar, inventories and expenses denominated in foreign currencies become more expensive. Strengthening of the Korean Won against the U.S. dollar could result in a foreign currency translation loss by our joint venture, Woongjin Energy, which in turn negatively impacts our equity in earnings of the unconsolidated investee. In addition, strengthening of the Malaysian Ringgit against the U.S. dollar will increase our liability under the facility agreement with the Malaysian Government. An increase in the value of the U.S. dollar relative to foreign currencies could make our solar power products more expensive for international customers, thus potentially leading to a reduction in demand, our sales and profitability. Furthermore, many of our competitors are foreign companies that could benefit from such a currency fluctuation, making it more difficult for us to compete with those companies. We currently conduct hedging activities which involve the use of option and forward contracts to address our exposure to changes in the foreign exchange rate between the U.S. dollar and other currencies. As of September 27, 2009, we held option and forward contracts totaling $108.4 million and $223.7 million, respectively. As of December 28, 2008, we held option and forward contracts totaling $147.5 million and $364.5 million, respectively. Due to the volatility in the current markets, we experienced gains of $0.7 million and losses of $1.9 million on derivatives and changes in foreign exchange rates during the three and nine months ended September 27, 2009, respectively, compared to losses of $4.6 million and $7.4 million in the three and nine months ended September 28, 2008, respectively. We cannot predict the impact of future exchange rate fluctuations on our business and operating results. In the past, we have experienced an adverse impact on our revenue, gross margin and profitability as a result of foreign currency fluctuations. We believe that we may have increased risk associated with currency fluctuations in the future. For additional details see Note 14 of Notes to our Condensed Consolidated Financial Statements.

Credit Risk

We have certain financial and derivative instruments that subject us to credit risk. These consist primarily of cash and cash equivalents, restricted cash and cash equivalents, investments, trade accounts receivable, advances to suppliers, foreign currency option contracts, foreign currency forward contracts and purchased options for our class A common stock. We are exposed to credit losses in the event of nonperformance by the counterparties to our financial and derivative instruments such as suppliers which we have provided advanced deposits for future deliveries of polysicon as well as the counterparties of our class A common stock purchased options to purchase up to approximately 8.7 million shares of our class A common stock, as convertible debenture hedge transactions intended to reduce the potential dilution upon conversion of our 4.75% debentures. We enter into agreements with vendors that specify future quantities and pricing of polysilicon to be supplied for periods up to 12 years. Under certain agreements, we are required to make prepayments to the vendors over the terms of the arrangements. As of September 27, 2009 and December 28, 2008, advances to suppliers totaled $137.9 million and $162.6 million, respectively. Three suppliers accounted for 67%, 22% and 8% of total advances to suppliers as of September 27, 2009, and 57%, 19% and 18% as of December 28, 2008.

In addition, we enter into foreign currency derivative contracts and convertible debenture hedge transactions with high-quality financial institutions and limit the amount of credit exposure to any one counterparty. The foreign currency derivative contracts are limited to a time period of less than one year, while the purchased options for our class A common stock will expire in 2014. We continuously evaluate the credit standing of our counterparty financial institutions. For additional details see Notes 7, 12 and 14 of Notes to our Condensed Consolidated Financial Statements.

Interest Rate Risk

We are exposed to interest rate risk because many of our customers depend on debt financing to purchase our solar power systems. An increase in interest rates could make it difficult for our customers to secure the financing necessary to purchase our solar power systems on favorable terms, or at all, and thus lower demand for our solar power products, reduce revenue and adversely impact our operating results. An increase in interest rates could lower a customer’s return on investment in a system or make alternative investments more attractive relative to solar power systems, which, in each case, could cause our customers to seek alternative investments that promise higher returns or demand higher returns from our solar power systems, reduce gross margin and adversely impact our operating results. This risk is more significant to our Systems Segment, which may engage in direct sales to financial institutions that sell electricity to end customers under a power purchase agreement. This sales model is highly sensitive to interest rate fluctuations and the availability of liquidity, and would be adversely affected by increases in interest rates or liquidity constraints.

Index

In addition, our investment portfolio consists of a variety of financial instruments that exposes us to interest rate risk including, but not limited to, money market funds, bank notes and corporate securities. These investments are generally classified as available-for-sale and, consequently, are recorded on our balance sheet at fair market value with their related unrealized gain or loss reflected as a component of accumulated other comprehensive loss in stockholders’ equity. Due to the relatively short-term nature of our investment portfolio, we do not believe that an immediate 10% increase in interest rates would have a material effect on the fair market value of our portfolio. Since we believe we have the ability to liquidate substantially all of this portfolio, we do not expect our operating results or cash flows to be materially affected to any significant degree by a sudden change in market interest rates on our investment portfolio.

Reserve Funds

As of September 27, 2009 and December 28, 2008, we had $0.8 million and $7.2 million, respectively, invested in the Reserve Funds. The net asset value per share for the Reserve Funds fell below $1.00 because the funds had investments in Lehman, which filed for bankruptcy on September 15, 2008. As a result of this event, the Reserve Funds wrote down their investments in Lehman to zero and also announced that the funds would be closed and distributed to holders. We have estimated our loss on the Reserve Funds to be approximately $2.2 million based upon information publicly disclosed by the Reserve Funds relative to our holdings and remaining obligations. We recorded impairment charges of zero and $1.2 million during the three and nine months ended September 27, 2009, respectively, and $0.9 million in both the three and nine months ended September 28, 2008, in “Other, net” in our Condensed Consolidated Statements of Operations, thereby establishing a new cost basis for each fund.

In October 2009, we received distributions of $0.5 million from the Reserve Funds. We expect that the remaining distribution of $0.3 million from the Reserve Funds will occur over the remaining twelve months as the investments held in the funds mature. While we expect to receive substantially all of the current carrying value of our holdings in the Reserve Funds within the next twelve months, it is possible that we may encounter difficulties in receiving distributions given the current credit market conditions. If market conditions were to deteriorate even further such that the current fair value was not achievable, we could realize additional losses in our holdings with the Reserve Funds and distributions could be further delayed. For additional details see Note 6 of Notes to our Condensed Consolidated Financial Statements.

Auction Rate Securities

Auction rate securities are variable rate debt instruments with interest rates that, unless they fail to clear at auctions, are reset in pre-determined intervals every 7 to 49 days. The “stated” or “contractual” maturities for these securities generally are between 20 to 30 years. We estimated that the auction rate securities held with a stated par value of $9.9 million and $26.1 million as of September 27, 2009 and December 28, 2008, respectively, would be valued at approximately 85% and 91%, respectively, of their stated par value, or $8.4 million and $23.6 million, respectively, representing a decline in value of approximately $1.5 million and $2.5 million, respectively. Due to one auction rate security’s downgrade from a triple-A rating to a Baa1 rating, the length of time that has passed since the auctions failed and the ongoing uncertainties regarding future access to liquidity, we have determined the impairment is other-than-temporary and recorded impairment losses of $0.2 million and $0.8 million in the three and nine months ended September 27, 2009, respectively, and $2.5 million in the fourth quarter of fiscal 2008, in “Other, net” in our Condensed Consolidated Statements of Operations. If market conditions were to deteriorate even further such that the current fair value was not achievable, we could realize additional impairment losses related to our auction rate securities. All of our auction rate securities as of September 27, 2009 and December 28, 2008 have failed to clear at auctions in subsequent periods. In the three and nine months ended September 27, 2009, we sold auction rate securities with a carrying value of $9.9 million and $14.4 million, respectively, for $9.8 million and $14.4 million, respectively, to third-parties outside of the auction process. In addition, we sold an auction rate security with a carrying value of $4.0 million for $4.1 million to a third-party outside of the auction process in October 2009. For additional details see Note 6 of Notes to our Condensed Consolidated Financial Statements.

Investments in Non-Public Companies

Our investments held in non-public companies expose us to equity price risk. As of September 27, 2009 and December 28, 2008, non-publicly traded investments of $36.0 million and $29.0 million, respectively, are accounted for using the equity method, and $4.6 million and $3.1 million, respectively, are accounted for using the cost method. These strategic investments in third-parties are subject to risk of changes in market value, which if determined to be other-than-temporary, could result in realized impairment losses. We generally do not attempt to reduce or eliminate our market exposure in equity and cost method investments. We monitor these non-publicly traded investments for impairment and record reductions in the carrying values when necessary. Circumstances that indicate an other-than-temporary decline include valuation ascribed to the issuing company in subsequent financing rounds, decreases in quoted market price and declines in operations of the issuer. During the fourth quarter of fiscal 2008, we recorded an other-than-temporary impairment charge of $1.9 million in our Condensed Consolidated Statement of Operations related to a non-publicly traded investment accounted for using the cost method, due to the deterioration of the credit market and economic environment. If the recent credit market conditions continue or worsen, we may be required to record an additional impairment charge, which could be material. There can be no assurance that our equity and cost method investments will not face additional risks of loss. For additional details see Notes 6 and 11 of Notes to our Condensed Consolidated Financial Statements.

Index

Convertible Debt

The fair market value of our convertible debentures is subject to interest rate risk, market price risk and other factors due to the convertible feature of the debentures. The fair market value of the debentures will generally increase as interest rates fall and decrease as interest rates rise. In addition, the fair market value of the debentures will generally increase as the market price of our class A common stock increases and decrease as the market price of our class A common stock falls. The interest and market value changes affect the fair market value of the debentures but do not impact our financial position, cash flows or results of operations due to the fixed nature of the debt obligations except to the extent increases in the value of our class A common stock may provide the holders of our 1.25% debentures and/or 0.75% debentures the right to convert such debentures in certain instances. The aggregate estimated fair value of the 4.75% debentures, 1.25% debentures and 0.75% debentures was approximately $632.2 million as of September 27, 2009 and the aggregate estimated fair value of the 1.25% debentures and 0.75% debentures was approximately $310.7 million as of December 28, 2008, based on quoted market prices as reported by an independent pricing source. A 10% increase in quoted market prices would increase the estimated fair value of our then-outstanding debentures to approximately $695.4 million and $341.8 million as of September 27, 2009 and December 28, 2008, respectively, and a 10% decrease in the quoted market prices would decrease the estimated fair value of our then-outstanding debentures to approximately $569.0 million and $279.7 million as of September 27, 2009 and December 28, 2008, respectively. For additional details see Note 12 of Notes to our Condensed Consolidated Financial Statements.

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

Changes in Internal Control over Financial Reporting

We maintain a system of internal control over financial reporting that is designed to provide reasonable assurance that our books and records accurately reflect our transactions and that our established policies and procedures are followed. There were no changes in our internal control over financial reporting that occurred during the three months ended September 27, 2009 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A: RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in “PART I. Item 1A: Risk Factors” in our Annual Report on Form 10-K for the year ended December 28, 2008, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results. We have updated these risk factors to reflect changes during the nine months ended September 27, 2009.

Risks Related to Our Sales Channels

Our operating results will be subject to fluctuations and are inherently unpredictable.

We do not know if our revenue will grow, or if it will grow sufficiently to outpace our expenses, which we expect to increase as we expand our manufacturing capacity. We may not be profitable on a quarterly or an annual basis. Our quarterly revenue and operating results will be difficult to predict and have in the past fluctuated from quarter to quarter. In particular, our Systems Segment is difficult to forecast and is susceptible to large fluctuations in financial results. The amount, timing and mix of sales of our Systems Segment, often for a single medium or large-scale project, may cause large fluctuations in our revenue and other financial results. Further, our revenue mix of high margin materials sales versus lower margin projects in the Systems Segment can fluctuate dramatically from quarter to quarter, which may adversely affect our revenue and financial results in any given period. Finally, our ability to meet project completion schedules for an individual project and the corresponding revenue impact under the percentage-of-completion method of recognizing revenue may similarly cause large fluctuations in our revenue and other financial results. This may cause us to miss any future guidance announced by us.

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

Historically, we have relied on Jiawei SolarChina Co., Ltd., a third-party subcontractor in China, to assemble a significant portion of our solar cells into solar panels and perform panel testing and to manage packaging, warehousing and shipping of our solar panels. In May 2009, we entered into an arrangement with Jabil Circuit, Inc. for similar services that are provided in Mexico. As a result of outsourcing a significant portion of this final step in our production, we face several significant risks, including limited control over assembly and testing capacity, delivery schedules, quality assurance, manufacturing yields and production costs. If the operations of Jiawei or Jabil were disrupted or their financial stability impaired, or if they were unable or unwilling to devote capacity to our solar panels in a timely manner, our business could suffer as we might be unable to produce finished solar panels on a timely basis. We also risk customer delays resulting from an inability to move module production to an alternate provider or to complete production internationally, and it may not be possible to obtain sufficient capacity or comparable production costs at another facility in a timely manner. In addition, migrating our design methodology to a new third-party subcontractor or to a captive panel assembly facility could involve increased costs, resources and development time, and utilizing additional third-party subcontractors could expose us to further risk of losing control over our intellectual property and the quality of our solar panels. Any reduction in the supply of solar panels could impair our revenue by significantly delaying our ability to ship products and potentially damage our relationships with new and existing customers, any of which could have a material and adverse effect on our financial condition and results of operation.

Index

Risks Related to Our Liquidity

A change in our effective tax rate can have a significant adverse impact on our business.

A number of factors may adversely impact our future effective tax rates, such as the jurisdictions in which our profits are determined to be earned and taxed; changes in the valuation of our deferred tax assets and liabilities; adjustments to estimated taxes upon finalization of various tax returns; changes in available tax credits; changes in stock-based compensation expense; changes in tax laws or the interpretation of such tax laws (for example, proposals for fundamental U.S. international tax reform, such as the recent proposal by the federal government, if enacted); changes in generally accepted accounting principles; expiration or the inability to renew tax rulings or tax holiday incentives; and the repatriation of non-U.S. earnings for which we have not previously provided for U.S. taxes. A change in our effective tax rate due to any of these factors may adversely impact our future results from operations.

Item 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The following table sets forth all purchases made by or on behalf of the Company or any “affiliated purchaser,” as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, of shares of our class A common stock during each of the indicated months.

Period	Total Number of Shares Purchased (in thousands)(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Publicly Announced Plans or Programs
June 29, 2009 through July 26, 2009	7	$25.96	—	—
July 27, 2009 through August 23, 2009	11	$30.08	—	—
August 24, 2009 through September 27, 2009	8	$27.53	—	—
	26	$28.15	—	—

(1)	The total number of shares purchased includes only shares surrendered to satisfy tax withholding obligations in connection with the vesting of restricted stock issued to employees.

Index

Item 6: EXHIBITS

Exhibit Number	Description

10.1*†	Amendment No. 1 to Supply Agreement, dated September 22, 2006, by and between SunPower Philippines Manufacturing, Ltd. and OCI Company Ltd. (formerly known as DC Chemical Co., Ltd.).
10.2*†	Amendment No. 2 to Ingot Supply Agreement, dated August 1, 2009, by and between SunPower Corporation and Woongjin Energy Co. Ltd.
10.3*†	Amendment No. 3 to Polysilicon Supply Agreement, dated August 1, 2009, by and between SunPower Philippines Manufacturing, Ltd. and Woongjin Energy Co. Ltd.
10.4*	Second Amendment to Amended and Restated Credit Agreement, dated August 31, 2009, by and between SunPower Corporation and Wells Fargo Bank, National Association.
10.5*	First Amendment to Loan Agreement, dated August 31, 2009, by and among SunPower Corporation; SunPower Corporation, Systems; SunPower North America, LLC; and Union Bank, N.A.
10.6*	Form of Employment Agreement for Executive Officers.
10.7*†	Amendment Four to Turnkey Engineering, Procurement and Construction Agreement, dated September 25, 2009, by and between SunPower Corporation, Systems and Florida Power and Light Company.
31.1*	Certification by Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a).
31.2*	Certification by Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a).
32.1*	Certification Furnished Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

SUNPOWER CORPORATION

Dated: November 2, 2009	By:	/s/ DENNIS V. ARRIOLA

Dennis V. Arriola
Senior Vice President and
Chief Financial Officer

Index

Index to Exhibits

Exhibit Number	Description

10.1*†	Amendment No. 1 to Supply Agreement, dated September 22, 2006, by and between SunPower Philippines Manufacturing, Ltd. and OCI Company Ltd. (formerly known as DC Chemical Co., Ltd.).
10.2*†	Amendment No. 2 to Ingot Supply Agreement, dated August 1, 2009, by and between SunPower Corporation and Woongjin Energy Co. Ltd.
10.3*†	Amendment No. 3 to Polysilicon Supply Agreement, dated August 1, 2009, by and between SunPower Philippines Manufacturing, Ltd. and Woongjin Energy Co. Ltd.
10.4*	Second Amendment to Amended and Restated Credit Agreement, dated August 31, 2009, by and between SunPower Corporation and Wells Fargo Bank, National Association.
10.5*	First Amendment to Loan Agreement, dated August 31, 2009, by and among SunPower Corporation; SunPower Corporation, Systems; SunPower North America, LLC; and Union Bank, N.A.
10.6*	Form of Employment Agreement for Executive Officers.
10.7*†	Amendment Four to Turnkey Engineering, Procurement and Construction Agreement, dated September 25, 2009, by and between SunPower Corporation, Systems and Florida Power and Light Company.
31.1*	Certification by Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a).
31.2*	Certification by Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a).
32.1*	Certification Furnished Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibits marked with an asterisk (*) are filed herewith.

Exhibits marked with a cross (†) are subject to a request for confidential treatment filed with the Securities and Exchange Commission.