Form 10-K
period 2010-01-03
SUNPOWER CORP
filed 2010-03-19
CIK 867773

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________

FORM 10-K
_____________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 3, 2010

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The aggregate market value of the voting stock held by non-affiliates of the registrant on June 28, 2009 was $2.1 billion. Such aggregate market value was computed by reference to the closing price of the common stock as reported on the Nasdaq Global Select Market on June 26, 2009. For purposes of determining this amount only, the registrant has defined affiliates as including the executive officers and directors of registrant on June 26, 2009.
The total number of outstanding shares of the registrant’s class A common stock as of March 4, 2010 was 55,364,863.
The total number of outstanding shares of the registrant’s class B common stock as of March 4, 2010 was 42,033,287.

DOCUMENTS INCORPORATED BY REFERENCE

Parts of the registrant’s definitive proxy statement for the registrant’s 2010 annual meeting of stockholders are incorporated by reference in Items 10, 11, 12, 13 and 14 of Part III of this Annual Report on Form 10-K.

Explanatory Note

In this Annual Report on Form 10-K, we are restating (a) our consolidated financial statements as of and for the year ended December 28, 2008 and consolidated financial data for each of the quarterly periods for the year then ended as well as for the first three quarterly periods in the year ended January 3, 2010 (the “Restated Periods”), and (b) the Selected Financial Data in Item 6 as of and for the year ended December 28, 2008. These restatements correct misstatements identified through an independent investigation into certain unsubstantiated accounting entries on the books of our Company’s Philippines operations, as well as other errors identified by the Audit Committee’s investigation and by management and out-of-period adjustments. For a more detailed explanation of the investigation and these restatements, please see Part II — “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations — Restatement of Previously Issued Consolidated Financial Statements” and “Item 8: Financial Statements and Supplementary Data — Note 2 of Notes to Consolidated Financial Statements.”

In addition to the restated consolidated financial information for the Restated Periods, this Annual Report on Form 10-K also contains revised financial discussion and analysis regarding the Restated Periods. This revised disclosure is contained in Part I — “Item 1A: Risk Factors — Risks Related to Our Internal Control Over Financial Reporting and the Restatement of Our Previously Issued Financial Statements,” Part II — “Item 6: Selected Consolidated Financial Data,” “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations — Restatement of Previously Issued Consolidated Financial Statements,” “Item 7: Management’s Discussion and Analysis of Financial Condition and Results — Quarterly Financial Results,” “Item 8: Note 2 — Restatement of Previously Issued Consolidated Financial Statements” and “Item 9A: Controls and Procedures.”

We believe that presenting all of this information regarding the Restated Periods in this Annual Report allows investors to review all pertinent data in a single presentation. We have not filed amendments to (a) our Quarterly Reports on Form 10-Q for the first three quarterly periods in the year ended January 3, 2010 or December 28, 2008, or (b) our Annual Report on Form 10-K for the year ended December 28, 2008 (collectively, the “Affected Reports”). Accordingly, investors should rely only on the financial information and other disclosures regarding the Restated Periods in this Annual Report on Form 10-K, and not on the Affected Reports.

Trademarks

The following terms are our trademarks and may be used in this report: SunPower®, PowerGuard®, SunTile®, PowerTracker®, and PowerLight®. All other trademarks appearing in this report are the property of their holders.

Unit of Power

When referring to our facilities’ manufacturing capacity, the unit of electricity in watts for kilowatts (“KW”), megawatts (“MW”) and gigawatts (“GW”) is direct current (“dc”). When referring to our solar power plant systems, the unit of electricity in watts for KW, MW and GW is alternating current (“ac”).

Cautionary Statement Regarding Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are statements that do not represent historical facts, and the assumptions underlying such statements. We use words such as “anticipate,” “believe,” “continue” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “potential,” “should,” “will,” “would,” and similar expressions to identify forward-looking statements. Forward-looking statements in this Annual Report on Form 10-K include, but are not limited to, our plans and expectations regarding our ability to obtain financing, future financial results, operating results, business strategies, projected costs, products, competitive positions, management’s plans and objectives for future operations, and industry trends. These forward-looking statements are based on information available to us as of the date of this Annual Report on Form 10-K and current expectations, forecasts and assumptions and involve a number of risks and uncertainties that could cause actual results to differ materially from those anticipated by these forward-looking statements. Such risks and uncertainties include a variety of factors, some of which are beyond our control. Please see “Item 1A: Risk Factors” and our other filings with the Securities and Exchange Commission for additional information on risks and uncertainties that could cause actual results to differ. These forward-looking statements should not be relied upon as representing our views as of any subsequent date, and we are under no obligation to, and expressly disclaim any responsibility to, update or alter our forward-looking statements, whether as a result of new information, future events or otherwise.

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

PART I

ITEM 1: BUSINESS

We are a vertically integrated solar products and services company that designs, manufactures and markets high-performance solar electric power technologies. Our solar cells and solar panels are manufactured using proprietary processes, and our technologies are based on more than 15 years of research and development. Of all the solar cells available for the mass market, we believe our solar cells have the highest conversion efficiency, a measurement of the amount of sunlight converted by the solar cell into electricity. Our solar power products are sold through our components and systems business segments. For more information about the financial condition and results of operations of each segment, please see Part II — “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 8: Financial Statements and Supplementary Data.”

We were originally incorporated in California in April 1985 by Dr. Richard Swanson to develop and commercialize high-efficiency solar cell technologies. Cypress Semiconductor Corporation (“Cypress”) made a significant investment in SunPower in 2002. In November 2004, Cypress acquired 100% ownership of all outstanding shares of our capital stock, excluding unexercised warrants and options. In November 2005, we reincorporated in Delaware, created two classes of common stock and held an initial public offering (“IPO”) of our class A common stock. After completion of our IPO, Cypress held all the outstanding shares of our class B common stock. On September 29, 2008, Cypress distributed to its shareholders all of its shares of our class B common stock, in the form of a pro rata dividend to the holders of record as of September 17, 2008 of Cypress common stock. As a result, our class B common stock trades publicly and is listed on the Nasdaq Global Select Market under the symbol “SPWRB”, along with our class A common stock under the symbol “SPWRA”, and we discontinued being a majority-owned subsidiary of Cypress.

Business Segments Overview

Components Segment: Our Components Segment sells solar power products, including solar panels and inverters, which convert sunlight to electricity compatible with the utility network. We believe our solar cells provide the following benefits compared with conventional solar cells:

•	superior performance, including the ability to generate up to 50% more power per unit area than conventional solar cells;

•	superior aesthetics, with our uniformly black surface design that eliminates highly visible reflective grid lines and metal interconnect ribbons;

•	more KWac per pound can be transported using less packaging, resulting in lower distribution costs; and

•	more efficient use of silicon, a key raw material used in the manufacture of solar cells.

We sell our solar components products to installers and resellers, including our third-party global dealer network of approximately 1,000 partners, for use in residential and commercial applications where the high efficiency and superior aesthetics of our solar power products provide compelling customer benefits. We also sell products for use in multi-MWac solar power plant applications. In many situations, we offer a significantly lower area-related cost structure for our customers because our solar panels require a substantially smaller roof or land area than conventional solar technology and half or less of the roof or land area of commercial solar thin film technologies. We sell our products primarily in North America, Europe, the Middle East, Asia and Australia, principally in regions where government incentives have accelerated solar power adoption. In fiscal 2009, 2008 and 2007, components revenue represented approximately 61%, 43% and 40%, respectively, of total revenue.

As discussed more fully below, we manufacture our solar cells at our two facilities in the Philippines, and are developing a third solar cell manufacturing facility in Malaysia. Our solar cells are then combined into solar panels at our solar panel assembly facility located in the Philippines or by third-party subcontractors in China or Mexico.

Systems Segment: Our Systems Segment generally sells solar power systems directly to system owners and developers. When we sell a solar power system, it may include services such as development, engineering, procurement, permitting, construction, financing options, monitoring and maintenance. We believe our solar systems provide the following benefits compared with competitors’ systems:

•	superior performance delivered by maximizing energy delivery and financial return through systems technology design;

•	superior customer service and systems performance delivered using best-in-class monitoring, reporting and maintenance management systems;

•	superior systems design to meet customer needs and reduce cost, including non-penetrating, fast roof installation technologies; and

•	superior channel breadth and delivery capability including turnkey systems.

Our customers include commercial and governmental entities, investors, electric utilities, independent power producers, production home builders and homeowners. We work with development, construction, system integration and financing companies to deliver our solar power systems to customers. Our solar power systems are designed to generate electricity over a system life typically exceeding 25 years and are principally designed to be used in large-scale applications with system ratings of typically more than 500 KWac. Worldwide, we have more than 550 MWac of SunPower solar power plant systems operating or under contract. In fiscal 2009, 2008 and 2007, systems revenue represented approximately 39%, 57% and 60%, respectively, of total revenue.

We have solar power system projects completed in various countries including Australia, Germany, Italy, Portugal, South Korea, Spain and the United States. We sell distributed rooftop and ground-mounted solar power systems as well as central-station power plants around the globe. In the United States, distributed solar power systems are typically rated at more than 500 KWac of capacity to provide a supplemental, distributed source of electricity for a customer’s facility as well as ground mount systems reaching up to 250 MWac for regulated utilities. In the United States, many customers choose to purchase solar electricity under a power purchase agreement (“PPA”) with a financing company which buys the system from us. In Europe, our products and systems are typically purchased by a financing company and operated as a central-station solar power plant. These power plants are rated with capacities of approximately one to thirty MWac, and generate electricity for sale under tariff to private and public utilities. These markets are subject to industry-specific seasonal fluctuations. Accordingly, sales in our Systems Segment has historically reflected these seasonal trends with reduced revenue in the first two quarters and the largest percentage of total revenues being realized during the last two calendar quarters. There are various reasons for this seasonality, mostly related to economic incentives and weather patterns. See “Item 1A: Risk Factors” including “–Our Systems Segment could be adversely affected by seasonal trends and construction cycles.”

In fiscal 2008, we began serving the utility market in the United States, as regulated utilities began seeking cost-effective renewable energy to meet governmental renewable portfolio standard requirements. In fiscal 2009, we completed the construction of the largest photovoltaic power plant in the United States, rated at 25 MWac, for Florida Power & Light Company.

Change in Segment Reporting:  On January 25, 2010, we announced that Howard Wenger and James Pape will serve as president of our utilities and power plants business group and president of our residential and commercial business group, respectively. To reflect the changes we are in the process of making decisions internally in terms of how we manage these customer-focused business groups, allocate resources and assess performance. We will change our segment reporting from our Systems Segment and Components Segment to our Utilities and Power Plants Segment (“UPP”) and Residential and Commercial Segment (“R&C”) effective in the second quarter of fiscal 2010. Our UPP Segment will reflect our large-scale solar products and systems business while our R&C Segment will reflect our rooftop solar products and systems business. We intend to reflect this new segment reporting in our Quarterly Report on Form 10-Q for such quarter.

Our Products and Services

Products Sold Through Our Components Segment

Our solar power products include solar cells and solar panels manufactured using proprietary processes, and our technologies are based on more than 15 years of research and development. We also sell a line of SunPower branded inverters manufactured by third parties.

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

Products Sold Through Our Systems Segment

Our solar power system products are principally designed to be used in large-scale utility, commercial, public sector and production home applications. We manufacture certain of our solar power system products at our manufacturing facilities in Richmond, California and at other facilities located close to our customers. Some of our solar power system products are also manufactured for us by third-party suppliers.

PowerGuard® Roof System

Our PowerGuard Roof System (“PowerGuard”) is a roof-mounted solar panel mounting system that delivers reliable, clean electricity while insulating and protecting the roof. PowerGuard is a patented, proprietary, pre-engineered solar power roofing tile system. Each PowerGuard tile consists of a solar laminate, lightweight cement substrate and styrofoam base. Designed for quick and easy installation, PowerGuard tiles fit together with interlocking tongue-and-groove side surfaces. In addition to generating electricity, PowerGuard roof systems also insulate and protect the roof membrane from ultraviolet rays and thermal degradation. This saves both heating and cooling energy expenses and extends the roof life. The PowerGuard roof system has been tested and certified by Underwriters Laboratories Inc. (“UL”) and has received a UL-listed Class B fire rating which we believe facilitates obtaining building permits and inspector approvals.

Our PowerGuard system resists wind uplift without compromising the rooftop’s structural integrity. In comparison, conventional solar power systems typically penetrate the roof and may compromise the integrity of the roof and reduce its life span. Moreover, certain other conventional systems add weight for stability against wind and weather, which may exceed weight limits for some commercial buildings’ roofs.

PowerGuard tiles typically weigh approximately four pounds per square foot, which is supported by most commercial rooftops. Our technology integrates this lightweight construction with a patented pressure equalizing design that has been tested to withstand winds of up to 140 miles per hour. PowerGuard roof systems have been installed in a broad range of climates, including California, Illinois, Hawaii, Massachusetts, Nevada, New Jersey, New York and Switzerland and on a wide variety of building types, from rural single story warehouses to urban high rise structures.

SunPower® T-10 Commercial Solar Roof Tiles

SunPower T-10 Commercial Solar Roof Tiles (“T-10”) are pre-engineered solar panels that tilt at a 10-degree angle. Depending on geographical location and local climate conditions, this can allow for the generation of up to 10% more annual energy output than traditional flat roof-mounted systems. These non-penetrating panels interlock for secure, rapid installation on rooftops without compromising the structural integrity of the roof.

Similar to our PowerGuard product, the patented SunPower T-10 commercial roof tile is lightweight, weighing less than four pounds per square foot, and is installed without penetrating the roof surface. Sloped side and rear wind deflectors improve wind performance, allowing T-10 arrays to withstand winds up to 120 miles per hour.

Whereas PowerGuard performance is optimized in constrained rooftop environments where it contributes to maximum power density, T-10 commercial roof tile performance is optimized for larger roofs with less space constraints as well as underutilized tracks of land, such as ground reservoirs.

SunPower® T-5 Solar Roof Tile System

The development of the SunPower T-5 roof tile is a direct result of the investment by the United States Department of Energy through its Solar America Initiative program. Tilted at a 5-degree angle, the T-5 roof tile is the industry's first all-in-one, non-penetrating photovoltaic rooftop product that combines solar panel, frame and mounting system into a single pre-engineered unit. The T-5 roof tile solar tiles interlock for wind resistance and secure installation. The patented design is adaptable to virtually any flat or low-slope rooftop.

The T-5 roof tile all-in-one mounting system and frame is made from an engineered glass-filled polymer that is non-reactive, eliminating the need for electrical grounding of the array. This makes the T-5 roof tile easier and faster to install than other rooftop systems. Its aerodynamic design is resistant to high winds, and the strong, smooth-edged, lightweight polymer material protects the roof for long-term durability and weighs less than three pounds per square foot. Since the T-5 roof tile is stacked for shipping, more KWac per pound can be transported using less packaging, resulting in lower distribution costs.

SunTile® Roof Integrated System for Residential Market

Our patented SunTile product is a highly efficient solar power shingle roofing system utilizing our solar cell technology that is designed to integrate with conventional residential roofing materials. SunTile solar shingles are designed to replace multiple types of roof panels, including the most common concrete flat, low and high profile “S” tile and composition shingles. We believe that SunTile systems are less visible on a roof than conventional solar technology because the solar panel is integrated directly into the roofing material instead of mounted onto the roof. SunTile systems have a UL-listed Class A fire rating, which is the highest level of fire rating provided by UL. SunTile is designed to be incorporated by production home builders into the construction of their new homes.

Ground Mounted SunPower Tracker Systems

We offer several types of ground-mounted solar power systems, including our fixed tilt and patented SunPower Tracker products. Our SunPower Tracker is a single-axis tracking system that automatically pivots solar panels to track the sun’s movement throughout the day. We believe this tracking feature increases the amount of sunlight that is captured and converted into energy by up to 30% over flat or fixed-tilt systems depending on geographic location and local climate conditions. A single motor and drive mechanism can control 10 to 20 rows, or more than 200 KWac of solar panels. The multi-row feature represents a cost advantage for our customers over dual axis tracking systems, as such systems require more motors, drives, land and power to operate per KWac of capacity. The SunPower Tracker system can be assembled onsite, and is easily scalable. We have installed ground-mounted systems integrating SunPower Tracker in a wide range of geographical markets including Arizona, California, Florida, North Carolina, Hawaii, Nevada, New Jersey, Germany, Italy, Portugal, South Korea and Spain.

Fixed Tilt and SunPower Tracker Systems for Parking Structures

We have developed and patented designs for solar power systems for parking structures in multiple configurations. These dual use systems typically incorporate solar panels into the roof of a carport or similar structure to deliver onsite solar power while providing shade and protection. Aesthetically pleasing, standardized and scalable, they are well suited for parking lots adjacent to facilities. In addition, we have incorporated our SunPower Tracker technology into certain of our systems for elevated parking structures to provide a differentiated product offering to our customers.

Other System Offerings

We have other products that leverage our core systems. For example, our metal roof system is designed for sloped-metal roof buildings, which are used in some winery and warehouse applications. This solar power system is designed for rapid installation. We also offer other architectural products such as day lighting with translucent solar panels.

Balance of System Components

“Balance of system components” are components of a solar power system other than the solar panels, and include SunPower branded inverters, mounting structures, charge controllers, grid interconnection equipment and other devices depending on the specific requirements of a particular system and project. Historically, we have sold our balance of system components under materials-only sales contracts in the United States, Europe and Asia.

Client Services Sold Through Our Systems Segment

We provide our power plant customers end-to-end management of the project life-cycle, from early stage site and project development, including full-scale environmental and build permitting, through engineering, procurement, construction and commissioning. Once tested, our plant operations and maintenance organization provides customers with not only “utility-scale” data acquisition, performance monitoring, diagnostic and performance reporting services, but also life-cycle asset planning and management with industry leading software applications. Through our energy services, we are positioned to provide full-scale, long-term power plant operations and maintenance services to customers.

Project Design Engineering

The project design engineering group is a full service engineering team that designs solar power systems by taking into account many different factors which will optimize a system’s performance. Starting with a site evaluation during the preliminary design phase, our proposal team evaluates each customer’s’ site conditions and energy needs and then models a solution that takes into account all the relevant variables including local weather patterns, land and/or building configurations, and utility rates. Once the preliminary design solution is established, the project engineering and electrical engineering teams create all necessary documentation and drawings for building permits and construction execution. The project design engineering group also designs the supervisory control and data acquisition (“SCADA”) and security system for the power plant. One of the many benefits to our customers is that this team is involved from the beginning of the project, through construction and into the final commissioning stage.

Financing Options

We offer different financing options to our customers by partnering with many companies and organizations. The options range from simple loans, to capital and operating leases, to long-term, multi-party PPAs and third party ownership structures.

Project and Construction Services

We provide project and construction management services for deployment of our photovoltaic systems. These services cover the full life cycle of a project. The services include site evaluation, feasibility studies, design oversight, permit approvals, material procurement, subcontracting, field supervision and system commissioning support. Subcontractors provide the needed field installation crews. We have prequalified and developed relationships with subcontractors in many of our target markets where local labor is used. Our construction managers provide the on-site supervision, safety, quality control, testing and commissioning support needed for the installation of these photovoltaic power systems.

Project Quality Assurance

Quality is of the utmost importance to ensure the solar power plant delivers expected performance over its life. We strive to assure quality by designing quality in each step of the project, including product research and development, supplier quality, project design, construction, operations and maintenance. A disciplined design process based on a stage–gate approach assures product quality and reliability. Business processes are developed and documented, and teams are trained to perform their tasks correctly the first time. A preventive, simplification, and customer satisfaction (“PSC”) approach is used to drive quality improvements throughout the product lifecycle. Measurements of quality performance, construction audits, correction and prevention of field failures or non-conformances, and an active “lessons-learned” program are some of the key steps of the PSC approach. Our focus on customer satisfaction helps drive improved service quality, responsiveness and customer experience.

Power Plant Operations and Maintenance

Our systems have a design life in excess of 25 years for which we provide commissioning, warranty, maintenance and performance monitoring services with the objective of maximizing our customer’s electrical energy production. Commissioning services include testing designed to verify equipment and system performance to design requirements. We also pass through to customers long-term warranties from the original equipment manufacturers (“OEMs”) of certain system components. Warranties of 25 years from solar panel suppliers are standard in the solar industry, while inverters typically carry warranty periods ranging from 5 to 10 years. In addition, we generally warrant our workmanship on installed systems for a period of 2, 5 or 10 years. Systems under warranty and systems under a performance monitoring contract use our proprietary software systems to collect and remotely analyze equipment operating and system performance data from all of our sites in our offices located in the United States and the Philippines. We offer our customers a comprehensive suite of solar power system maintenance services ranging from system monitoring, to preventive maintenance, to rapid-response outage restoration and inverter repair. Our Standard Monitoring Service Agreement includes continuous remote monitoring, system performance reports, and a 24/7 technical support line. Our Basic Service Level Agreement adds preventive maintenance to the Standard Monitoring Services Agreement, and our Plus Level Service Agreement includes all of the Basic Service Level Agreement features plus on-site corrective maintenance using regionally-located field service technicians.

Monitoring

We have developed a proprietary set of advanced monitoring applications built upon the leading electric utility real-time monitoring platform (the “SunPower Monitoring System”). The monitoring service continuously scans the operational status and performance of the solar system and automatically identifies system outages and performance deficiencies to our 24/7 monitoring technicians. If the monitoring technicians cannot identify the cause of the problem within a predetermined response time, the issue is escalated to our performance engineers for further analysis and diagnostics. If the performance engineers cannot resolve the problem within the service response time, the issue is escalated to our field service team to resolve the problem at our customer’s facility. Customers can access historical or daily system performance data through our customer website (www.sunpowermonitor.com). Some customers choose to install “digital signs” to display system performance information from the lobby of their facility. We believe these displays enhance our brand and educate the public and prospective customers about solar power.

In 2008, we released the SunPower Monitoring System, and in 2009, we released the industry’s first monitoring application for the Apple iPhone™ and iPod touch® mobile devices. With the addition of this application to the SunPower Monitoring System, residential customers now have three easy ways to access information about the energy generated by their SunPower solar systems. Along with the iPhone and iPod touch application, the SunPower Monitoring System offers homeowners the ability to monitor SunPower solar systems with a wireless, in-home wall-mounted liquid crystal display (“LCD”) that provides power production and cumulative energy information. The monitoring system also provides the convenience of Internet access to a solar system’s performance from virtually anywhere. Customers can view a system’s energy performance and environmental savings on an hourly, monthly and annual basis.

SunPower Energy Services

In addition to our solar power systems, we provide related energy efficiency services designed to increase the total return on investment through an integrated, seamless solution. We provide custom solar power generation and demand side management solutions to minimize facility energy use and demand, improve building operation controls and increase the comfort level of building occupants.

Research and Development

We engage in extensive research and development efforts to improve solar cell efficiency, enhance our products and reduce manufacturing cost and complexity. Our research and development organization works closely with our manufacturing facilities, our equipment suppliers and our customers to improve our solar cell design and to lower solar cell, solar panel and system product manufacturing and assembly costs. In addition, we have dedicated employees who work closely with our current and potential suppliers of crystalline silicon, a key raw material used in the manufacture of our solar cells, to develop specifications that meet our standards and ensure the high quality we require, while at the same time controlling costs.

We have government contracts that enable us to more rapidly develop new technologies and pursue additional research opportunities while helping to offset our research and development expense. In fiscal 2007, we signed a Solar America Initiative research and development agreement with the United States Department of Energy in which we have been awarded $18.1 million as of January 3, 2010. Total funding to our Company for the three-year effort is estimated to be $24.0 million. Our cost share requirement under this program, including lower-tier subcontract awards, is anticipated to be $27.5 million. Payments received under these contracts offset our research and development expense by approximately 22%, 25% and 21% in fiscal 2009, 2008 and 2007, respectively. Our research and development expenditures, net of payments received under these contracts, were approximately $31.6 million, $21.5 million and $13.6 million for fiscal 2009, 2008 and 2007, respectively.

 For more information about these contracts, including the government’s rights to use technology developed as a result of such contracts, please see “Item 1A: Risk Factors” including “–Our reliance on government programs to partially fund our research and development programs could impair our ability to commercialize our solar power products and services.”

Manufacturing

The solar cell value chain starts with high purity silicon called polysilicon. Polysilicon is created by refining quartz or sand. Polysilicon is melted and grown into crystalline ingots by companies specializing in ingot growth, such as our joint venture located in South Korea named Woongjin Energy Co., Ltd. (“Woongjin Energy”). The ingots are sliced into wafers by a joint venture named First Philec Solar Corporation (“First Philec Solar”) located in the Philippines, and by other vendors. The wafers are processed into solar cells in our own manufacturing facilities in the Philippines. Both Woongjin Energy and First Philec Solar were formed in part to help us secure our supply of these products.

We manufacture our solar cells at our two facilities located near Manila in the Philippines. Our first facility (“FAB1”) is 215,000 square feet and began operations in the fall of 2004. We currently operate four solar cell manufacturing lines at FAB1, with a total rated annual solar cell manufacturing capacity of 108 MWdc. In August 2006, we purchased a 344,000 square foot building in the Philippines (“FAB2”). This building is approximately 20 miles from FAB1 and was constructed to house up to twelve solar cell manufacturing lines. FAB2 began operations in the summer of 2007 and we currently operate twelve solar cell manufacturing lines, with a total rated annual solar cell manufacturing capacity of 466 MWdc. In addition, we intend to begin production in 2010 on the first solar cell manufacturing line of our planned third solar cell manufacturing facility (“FAB3”) which is being constructed in Malaysia. FAB3 will be constructed in two phases, with an aggregate annual solar cell manufacturing capacity of more than 500 MWdc and 1 GWdc after completion of the first phase and second phase, respectively.

We manufacture our solar panels at our solar panel assembly facility located in the Philippines where we currently operate five solar panel assembly lines with a rated annual solar panel manufacturing capacity of 150 MWdc. Our solar panels are also manufactured for us by third-party subcontractors in China and Mexico. In December 2009, we entered into an arrangement with a third-party subcontractor for similar services provided in Poland beginning in the first quarter of fiscal 2010. In addition, we plan to establish a manufacturing facility to manufacture up to 25% of our solar panels in the United States within the next two years, whether produced internally or by third-party subcontractors located in states near attractive solar markets.

Over the past 15 years, we have developed a core competency in processing thin silicon wafers. This proprietary semiconductor processing expertise involves specialized equipment and facilities that we believe allow us to process thin wafers while minimizing breakage and accurately controlling the effect of metallic contaminants and other non-desirable process conditions.

We source the balance of system components based on quality, performance and cost considerations using solar panels supplied internally as well as from other third-party suppliers. We generally assemble proprietary components, such as cementitious coatings and certain adhesive applications, while we purchase generally available components from third-party suppliers. Certain of our products, such as our PowerGuard® and SunTile® products, are sometimes assembled at our third-party contractors’ assembly plant prior to shipment to the project location. Other products such as our SunPower Tracker, SunPower® T-10 and T-20 commercial roof tiles are field assembled with components shipped directly from suppliers. We currently have the capacity to produce up to an aggregate of 300 MWdc of our PowerGuard, SunTile, SunPower Tracker, T-10 and T-20 products per year, depending on product mix, in our California assembly plant or a third-party contractor’s assembly plant.

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

With respect to suppliers for our Components Segment, we purchase polysilicon, silicon ingots and inverters on both a contracted and a purchase order basis. We have contracted with some of our suppliers for multi-year supply agreements. Under such agreements, we have annual minimum purchase obligations and in certain cases prepayment obligations.

With respect to suppliers for our Systems Segment, we are able to utilize solar panels and balance of system components from various manufacturers depending on power, performance and cost requirements for our construction projects. We historically partnered, and intend to continue to partner, with solar panel manufacturers that offer the most advanced solar panel technologies and the highest quality products.

Customers

Components Customers

We currently sell our solar power products to installers and resellers, including our third-party global dealer network. We sell our products in North America, Europe, the Middle East, Asia and Australia, principally in regions where government incentives have accelerated solar power adoption. In fiscal 2009, we opened offices in new markets such as France and Japan and continued to invest in established markets such as Germany, Italy and Spain. We currently work with a number of customers who have specific expertise and capabilities in a given market segment or geographic region. As we expand our manufacturing capacity, we anticipate developing additional customer relationships in other markets and geographic regions to continue to decrease our customer concentration and dependence. We generally do not have long-term agreements with our components customers, see “Item 1A: Risk Factors” including “–We often do not have long-term agreements with our customers and accordingly could lose customers without warning, which could cause our operating results to fluctuate.” No components customers accounted for 10 percent or more of our total revenue in fiscal years 2009, 2008 and 2007.

International sales comprise the majority of components revenue and represented approximately 71%, 67% and 64% of components revenue in fiscal 2009, 2008 and 2007, respectively. We anticipate that a significant amount of our components revenue will continue to be generated by sales to customers outside the United States. A significant portion of our sales are denominated in Euros and we have entered into foreign currency forward exchange and option contracts to help manage the risk of an unfavorable United States dollar versus Euro exchange rate. For more information about risks related to currency fluctuations, please see “Item 1A: Risk Factors” including “– We have significant international activities and customers, and plan to continue these efforts, which subject us to additional business risks, including logistical complexity and political instability.” A table providing total revenue by geography for the last three fiscal years is found in Note 20 to Consolidated Financial Statements in Part II — "Item 8: Financial Statements and Supplementary Data."

Systems Customers

Our systems customers include commercial and governmental entities, investors, project developers, electric utilities, independent power producers, production home builders and homeowners. We work with development, construction, system integration and financing companies to deliver our solar power systems to wholesale sellers, retail sellers, and retail users of electricity. In the United States, we often work with financing companies that purchase solar power systems from us, and then sell solar electricity generated from these systems under PPAs to utilities or end-use customers. End-use customers typically pay the financing companies over an extended period of time based on energy they consume from the solar power systems, rather than paying for the full capital cost of purchasing the solar power systems. Worldwide, we have more than 550 MWac of SunPower solar power plant systems operating or under contract. In addition, our dealer network and our new homes division have deployed thousands of SunPower rooftop solar systems to residential customers. We have solar power system projects completed or in the process of being completed in countries around the world, including Australia, Germany, Italy, Portugal, South Korea, Spain and the United States.

We have five systems customers that each accounted for 10 percent or more of our total revenue in fiscal years 2009, 2008 and 2007 as follows:

		Year Ended
(As a percentage of total revenue)		January 3, 2010	December 28, 2008	December 30, 2007
Significant Customers:	Business Segment
Florida Power & Light Company	Systems	12%	*	*
Naturener Group	Systems	*	18%	*
Sedwick Corporate, S.L.	Systems	*	11%	*
SolarPack	Systems	*	*	18%
MMA Renewable Ventures	Systems	*	*	16%

 *    denotes less than 10% during the period

Systems revenue by geography for destinations that accounted for 10 percent or more of our total systems revenue in fiscal years 2009, 2008 and 2007 is as follows:

	Year Ended
(As a percentage of systems revenue)	January 3, 2010	December 28, 2008	December 30, 2007
Systems revenue by geography:
United States	65%	38%	51%
California	16%	34%	24%
Florida	30%	*	*
Nevada	*	*	22%
Rest of world	35%	62%	49%
Italy	33%	*	*
Spain	*	54%	46%

 *    denotes less than 10% during the period

In fiscal 2009, we completed the construction of a 25 MWac solar power plant in Desoto County, Florida that currently represents the largest photovoltaic power plant in the United States, a 24 MWac solar power plant in Montalto di Castro, Italy, a 10 MWac solar power plant for FPL at the Kennedy Space Center in Florida, and have substantially completed the construction of a 8 MWac solar power plant in Chicago, Illinois. In fiscal 2008, we energized several large-scale solar power plants in Spain rated at over 40 MWac in the aggregate. In fiscal 2007, we completed the construction of an approximately 14 MWdc solar power plant at Nellis Air Force Base in Nevada.

Marketing and Sales

We market and sell solar electric power technologies worldwide through both a direct sales force and resellers, including our third-party global dealer network. We have direct sales personnel or representatives in Australia, France, Germany, Greece, Italy, Japan, Korea, Spain, Switzerland and the United States. And during fiscal 2009, we expanded the size of our dealer network to approximately 1,000 dealers worldwide. Approximately 56%, 69% and 85% of our total revenue for fiscal 2009, 2008 and 2007, respectively, were derived through our direct sales force and sales affiliates, with the remainder from resellers. We provide warranty coverage on systems we sell through our direct sales force, sales affiliates and resellers. To the extent we sell through resellers, we may provide system design and support services while the resellers are responsible for construction, maintenance and service.

Our marketing programs include conferences and technology seminars, sales training, public relations and advertising. Our marketing group is also responsible for driving many qualified leads to support our sales teams lead generation efforts, assessing the productivity of our lead pipeline, and measuring marketing-generated leads to closed sales. We support our customers through our field application engineering and customer support organizations. We have marketing staff in San Jose and Richmond, California, United States, as well as in Frankfurt, Germany, Madrid, Spain and Geneva, Switzerland. Please see Note 20 of Notes to our Consolidated Financial Statements for information regarding our revenue by geographic region.

Backlog

Components Segment:  Our solar panel and inverter sales within the Components Segment are typically ordered by customers under standard purchase orders with relatively short delivery lead-times, generally within one to three months. We have entered into long-term supply agreements with certain customers that contain minimum firm purchase commitments. However, specific products that are to be delivered and the related delivery schedules under these long-term contracts are often subject to modifications based on change orders and amendments agreed to with our customers. Our Components Segment backlog represents the uncompleted portion of firm purchase commitments.

Systems Segment:  Our systems revenue is primarily comprised of engineering, procurement and construction (“EPC”) projects which are governed by customer contracts that require us to deliver functioning solar power systems. EPC projects are generally completed within three to twelve months from the date of the contract signing. In addition, our Systems Segment also derives revenue from sales of certain solar power products and services that are smaller in scope than an EPC project. Our Systems Segment backlog represents the uncompleted portion of contracted and financed projects. Contingent customer orders, including our contract with Pacific Gas and Electric Company (“PG&E”) to design and build a 210 MWac (or 250 MWdc) solar power plant in California, that are not yet financed are excluded from backlog as of January 3, 2010. Our EPC projects and contracts in our new homes group are often cancelable by our customers under certain situations. In addition, systems project revenue and related costs are often subject to delays or scope modifications based on change orders agreed to with our customers, or changes in the estimated construction costs to be incurred in completing the project.

Management believes that backlog at any particular date is not necessarily a meaningful indicator of future revenue for any particular period of time because our backlog excludes contracts signed and completed in the same quarter and contracts still subject to obtaining project financing. Backlog totaled approximately $773 million and $1,144 million as of January 3, 2010 and December 28, 2008, respectively, a decrease of $371 million year-over-year related to: (i) long-term supply contracts for solar cells and solar panels with customers that were entered into during fiscal 2008 and were either terminated in 2009 or became uncertain at the end of 2009; and (ii) the difficult economic conditions resulting in near term challenges in financing system projects. Approximately $588 million of our backlog at January 3, 2010 is currently planned to be recognized as revenue during fiscal 2010.

Competition

The market for solar electric power technologies is competitive and continually evolving. We expect to face increased competition, which may result in price reductions, reduced margins or loss of market share. Our solar power products compete with a large number of competitors in the solar power market, including, but not limited to, First Solar, Inc., Q-Cells AG, Sanyo Corporation, Sharp Corporation, SolarWorld AG, Suntech Power Holdings Co., Ltd., Trina Solar Ltd. and Yingli Green Energy Holding Co. Ltd. We also face competition from resellers that have developed related offerings that compete with our product and service offerings, or have entered into strategic relationships with other existing solar power system providers. To the extent that government funding for research and development contracts, customer tax rebates and other programs that promote the use of solar and other renewable forms of energy are limited, we compete for such funds, both directly and indirectly, with other renewable energy providers and customers.

In addition, universities, research institutions and other companies have brought to market alternative technologies such as thin films and concentrators, which compete with our technology in certain applications. Furthermore, the solar power market in general competes with conventional fossil fuels supplied by utilities and other sources of renewable energy such as wind, hydro, biomass, concentrated solar power and emerging distributed generation technologies such as micro-turbines, sterling engines and fuel cells. We believe solar power has certain advantages when compared to these other power generating technologies and offers a stable power price compared to utility network power, which typically increases as fossil fuel prices increase. In addition, solar power systems are deployed in many sizes and configurations and do not produce air, water or noise emissions. Most other distributed generation technologies create environmental impacts of some sort. The current high up-front cost of solar relative to utility network power, however, remains the primary market barrier to on-grid solar applications.

In the large-scale on-grid solar power systems market, we face direct competition from a number of companies, including those that manufacture, distribute, or install solar power systems as well as construction companies that have expanded into the renewable sector. In addition, we will occasionally compete with distributed generation equipment suppliers.

We believe that the key competitive factors in the market for solar cells and solar panels include:

•	levelized cost of energy (“LCOE”) an evaluation of the life-cycle energy costs and life-cycle energy production;

•	power efficiency and performance;

•	total system price;

•	aesthetic appearance of solar cells and panels;

•	strength of distribution relationships;

•	timeliness of new product introductions; and

•	warranty protection, quality and customer service.

The principal elements of competition in the solar systems market include technical expertise, experience, delivery capabilities, diversity of product offerings, financing structures, marketing and sales, price, product performance, quality, efficiency and reliability, and technical service and support. We believe that we compete favorably with respect to each of these factors, although we may be at a disadvantage in comparison to larger companies with broader product lines, greater technical service and support capabilities, and financial resources. For more information about risks related to our competition, please see “Item 1A: Risk Factors” including “– If we fail to successfully develop and introduce new and enhanced products and services, we may not be able to compete effectively, and our ability to generate revenues will suffer.”

Intellectual Property

We rely on a combination of patent, copyright, trade secret, trademark and contractual protections to establish and protect our proprietary rights. “SunPower” is our registered trademark in countries throughout the world for use with solar cells, solar panels and mounting systems. We also hold registered trademarks for PowerLight®, PowerGuard®, PowerTracker® and SunTile® in certain countries. We are seeking and will continue to seek registration of the “SunPower” trademark and other trademarks in additional countries as we believe is appropriate. As of January 3, 2010, we held 8 trademarks in the United States, and had 7 trademark applications pending. We also held 19 trademarks and had over 16 trademark applications pending in foreign jurisdictions. We require our business partners to enter into confidentiality and nondisclosure agreements before we disclose any sensitive aspects of our solar cells, technology or business plans, and we typically enter into proprietary information agreements with employees and consultants.

We currently own multiple patents and patent applications which cover aspects of the technology in the solar cells and mounting systems that we currently manufacture and market. We continue to file for and receive new patent rights on a regular basis. The lifetime of a utility patent typically extends for 20 years from the date of filing with the relevant government authority. We intend to continue assessing appropriate opportunities for patent protection of those aspects of our technology, designs, and methodologies and processes that we believe provide significant competitive advantages to us, and for licensing opportunities of new technologies relevant to our business. As of January 3, 2010, we held 65 patents in the United States, which will expire at various times between now and 2028, and had 100 patent applications pending. We also held 63 patents and had 185 patent applications pending in foreign jurisdictions. We additionally rely on trade secret rights to protect our proprietary information and know-how. We employ proprietary processes and customized equipment in our manufacturing facilities and require employees and consultants to enter into confidentiality agreements.

In October 2009, we and SunLink Corporation (“SunLink”) settled a patent infringement case brought by our Company before the United States District Court for the Northern District of California. We brought the lawsuit against SunLink in February 2008 asserting infringement of our patent rights covering our lightweight rooftop mounting products, PowerGuard® and SunPower® T-10. Under the terms of the settlement agreement, the specifics of which are confidential, SunLink has acknowledged the infringement of SunLink's MMS rooftop solar product as well as the validity and enforceability of our patent rights. For confidential consideration provided under the settlement, SunLink has received a license to our infringed patents.

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

Public Policy Considerations

Different policy mechanisms have been used by governments to accelerate the adoption of solar power. Examples of customer-focused financial mechanisms include capital cost rebates, performance-based incentives, feed-in tariffs, tax credits and net metering. Capital cost rebates provide funds to customers based on the cost and size of a customer’s solar power system. Performance-based incentives provide funding to a customer based on the energy produced by their solar system. Feed-in tariffs pay customers for solar power system generation based on energy produced, at a rate generally guaranteed for a period of time. Tax credits reduce a customer’s taxes at the time the taxes are due. In the United States and other countries, net metering has often been used as a supplemental program in conjunction with other policy mechanisms. Under net metering, a customer can generate more energy than used, during which periods the electricity meter will spin backwards. During these periods, the customer “lends” electricity to the grid, retrieving an equal amount of power at a later time. Net metering encourages customers to size their systems to match their electricity consumption over a period of time, such as monthly or annually.

In addition to the mechanisms described above, new market development mechanisms to encourage the use of renewable energy sources continue to emerge. For example, many states in the United States have adopted renewable portfolio standards which mandate that a certain portion of electricity delivered to customers come from eligible renewable energy resources. In certain developing countries, governments are establishing initiatives to expand access to electricity, including initiatives to support off-grid rural electrification using solar power. For more information about risks related to public policies, please see “Item 1A: Risk Factors” including “– Existing regulations and policies and changes to these regulations and policies may present technical, regulatory and economic barriers to the purchase and use of solar power products, which may significantly reduce demand for our products and services.”

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

Employees

As of January 3, 2010, we had approximately 5,160 employees worldwide, including approximately 550 employees located in the United States, 4,390 employees located in the Philippines and 220 employees located in other countries. Of these employees, approximately 4,100 were engaged in manufacturing, 205 in construction projects, 180 in research and development, 480 in sales and marketing and 195 in general and administrative services. None of our employees are represented by labor unions. Employees located in France, Italy and Spain are covered by collective bargaining agreements. We have never experienced a work stoppage and we believe relations with our employees are good.

Available Information

We make available our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or Section 15(d) of the Securities Exchange Act of 1934 free of charge on our website at www.sunpowercorp.com, as soon as reasonably practicable after they are electronically filed or furnished to the SEC. Additionally, copies of materials filed by us with the SEC may be accessed at the SEC’s Public Reference Room at 100 F Street NE, Washington, D.C. or at the SEC’s website at http://www.sec.gov. For information about the SEC’s Public Reference Room, the public may contact 1-800-SEC-0330. Copies of material filed by us with the SEC may also be obtained by writing to us at our corporate headquarters, SunPower Corporation, Attention:  Investor Relations, 3939 North First Street, San Jose, California 95134, or by calling (408) 240-5500. The contents of our website are not incorporated into, or otherwise to be regarded as a part of, this Annual Report on Form 10-K.

ITEM 1A: RISK FACTORS

Our operations and financial results are subject to various risks and uncertainties, including risks related to our supply chain, sales channels, liquidity, operations, intellectual property, and our debt and equity securities. Although we believe that we have identified and discussed below the key risk factors affecting our business, there may be additional risks and uncertainties that are not presently known or that are not currently believed to be significant that may also adversely affect our business, financial condition, results of operations, cash flows, and trading price of our class A and class B common stock as well as our 4.75% senior convertible debentures, 1.25% senior convertible debentures and 0.75% senior convertible debentures.

Risks Related to Our Internal Control Over Financial Reporting and
the Restatement of Our Previously Issued Financial Statements

We have identified material weaknesses in our internal control over financial reporting that resulted in restatements of our consolidated financial statements included in this Annual Report on Form 10-K. These material weaknesses could continue to adversely affect our ability to report our results of operations and financial condition accurately and in a timely manner.

Our management is responsible for maintaining internal control over financial reporting designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with GAAP. Our management assessed the effectiveness of our internal control over financial reporting as of January 3, 2010, and identified material weaknesses related to our Philippines operations. As a result of these material weaknesses, our management concluded that our internal control over financial reporting and our disclosure controls and procedures were not effective as of January 3, 2010. See Part II — “Item 9A: Controls and Procedures.”

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected on a timely basis. Our efforts have been and will continue to be time-consuming and expensive. The effectiveness of any controls and procedures is subject to certain limitations, and, as a result, there can be no assurance that our controls and procedures will detect all errors or fraud. A control, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system will be attained. We also cannot assure you that other material weaknesses will not arise as a result of our past failure to maintain adequate internal controls and procedures or that circumvention of those controls and procedures will not occur. Additionally, even our improved controls and procedures may not be adequate to prevent or identify errors or irregularities or ensure that our financial statements are prepared in accordance with generally accepted accounting principles.

The investigations by the Audit Committee of our Board of Directors into some of our historical accounting practices and the determination of various accounting adjustments, which resulted in the restatement of our previously issued consolidated financial statements, have been time-consuming and expensive, and may continue to have an adverse effect on our financial condition, results of operations and cash flows.

Commencing November 2009, our Audit Committee devoted substantial internal and external resources to the investigation of certain unsubstantiated accounting entries in our Philippines operations. Over substantially the same period, we have devoted substantial additional resources to preparing the restated financial statements and information included in this Annual Report on Form 10-K. As a result of these efforts, we have incurred approximately $3.6 million in fees and expenses during the fourth quarter of fiscal 2009, primarily for additional accounting, tax, legal and related consulting costs, and we anticipate incurring additional charges in excess of $5 million during the first quarter of fiscal 2010. These costs, as well as the substantial management time devoted to address these issues, have adversely affected and may continue to adversely affect our financial condition, results of operations and cash flows.

We and certain of our current and former officers and directors have been named as parties to various lawsuits relating to our Philippines accounting issues, and may be named in further litigation, including with respect to the restatement of our consolidated financial statements, all of which could require significant management time and attention, result in significant legal expenses or damages, and cause our business, financial condition, results of operations and cash flows to suffer.

Three securities class action lawsuits were filed against our Company and certain of our current and former officers in the United States District Court for the Northern District of California on behalf of a class consisting of those who acquired our securities from April 17, 2008, through November 16, 2009. One such lawsuit also includes our independent registered public accounting firm, PricewaterhouseCoopers LLP, as a defendant. The actions arise from our announcement on November 16, 2009, that our Audit Committee commenced an internal investigation regarding certain unsubstantiated accounting entries. The complaints allege that the defendants made material misstatements and omissions concerning our financial results for 2008 and 2009, seek an unspecified amount of damages, and allege violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. These cases were consolidated under Case No. CV-09-5473 and the lead plaintiff and lead counsel were appointed on March 5, 2010. In addition, derivative actions purporting to be brought on our behalf have also been filed in state and federal courts against several of our current and former officers and directors based on the same events alleged in the securities class action lawsuits described above. The California state derivative complaints assert state-law claims for breach of fiduciary duty, abuse of control, unjust enrichment, gross mismanagement, and waste of corporate assets. The federal derivative complaints assert state-law claims for breach of fiduciary duty, waste of corporate assets, and unjust enrichment. The complaints seek an unspecified amount of damages.

We cannot predict the outcome of these lawsuits. The matters which led to our Audit Committee’s investigation and the restatement of our consolidated financial statements have exposed us to greater risks associated with litigation, regulatory proceedings and government enforcement actions. We and our current and former officers and directors may, in the future, be subject to additional private and governmental actions relating to such matters. Subject to certain limitations, we are obligated to indemnify our current and former officers and directors in connection with such lawsuits and governmental investigations and any related litigation or settlements amounts. We cannot predict the outcome of these investigations or lawsuits. Regardless of the outcome, these lawsuits, and any other litigation that may be brought against us or our current or former officers and directors, could be time-consuming, result in significant expense and divert the attention and resources of our management and other key employees, which could have a material adverse effect on our business, financial condition, results of operations and cash flows. An unfavorable outcome in any of these matters could exceed coverage provided under potentially applicable insurance policies, which is limited. Any such unfavorable outcome could have a material adverse effect on our business, financial condition, results of operations and cash flows. Further, we could be required to pay damages or additional penalties or have other remedies imposed against us, or our current or former directors or officers, which could harm our reputation, business, financial condition, results of operations or cash flows. In addition, our Company is largely self insured so that expenses, settlements or damages in excess of $5 million in these actions will not be recoverable under the primary coverage insurance policies. Moreover, such policies are subject to several terms, conditions and exclusions. See also “Risks Related to Our Liquidity – Because we self-insure for certain indemnities we have made to our officers and directors, potential claims could materially and negatively impact our financial condition and results of operations.”

Risks Related to Our Supply Chain

We will continue to be dependent on a limited number of third-party suppliers for certain raw materials and components for our products, which could prevent us from delivering our products to our customers within required timeframes, which in turn could result in sales and installation delays, cancellations, penalty payments and loss of market share.

We rely on a limited number of third-party suppliers, including our joint ventures, for certain raw materials and components for our solar cells and power systems such as polysilicon, inverters and third-party solar panels. If we fail to develop or maintain our relationships with our suppliers, we may be unable to manufacture our products or our products may be available only at a higher cost or after a long delay. Such delays could prevent us from delivering our products to our customers within required timeframes and cause order cancellations and loss of market share. To the extent the processes that our suppliers use to manufacture components are proprietary, we may be unable to obtain comparable components from alternative suppliers. In addition, the current economic environment and credit markets could limit our suppliers’ ability to raise capital if required to expand their production or satisfy their operating capital requirements. As a result, they could be unable to supply necessary raw materials, inventory and capital equipment to us which we would require to support our planned sales operations which would in turn negatively impact our sales volumes and cash flows. The failure of a supplier to supply raw materials or components in a timely manner, or to supply raw materials or components that meet our quality, quantity and cost requirements, could impair our ability to manufacture our products or increase their costs. If we cannot obtain substitute materials or components on a timely basis or on acceptable terms, we could be prevented from delivering our products to our customers within required timeframes, which could result in sales and installation delays, cancellations, penalty payments or loss of market share, any of which could have a material adverse effect on our business and results of operations.

Limited competition among suppliers has required us in some instances to enter into long-term, firm commitment supply agreements that could result in excess or insufficient inventory and place us at a competitive disadvantage.

Due to the industry-wide shortage of polysilicon experienced in previous years, we have purchased polysilicon that we resell to third-party ingot and wafer manufacturers who deliver wafers to us that we then use in the manufacturing of our solar cells. Without sufficient polysilicon, some of those ingot and wafer manufacturers would not be able to produce the wafers on which we rely. To match our estimated customer demand forecasts and growth strategy for the next several years, we have entered into multiple long-term supply agreements, including agreements with our joint ventures, Woongjin Energy and First Philec Solar. Some agreements provide for fixed or inflation-adjusted pricing, substantial prepayment obligations, and firm purchase commitments that require us to pay for the supply whether or not we accept delivery. If such agreements require us to purchase more polysilicon, ingots or wafers than required to meet our actual customer demand over time, the resulting excess inventory could materially and negatively impact our results of operations. In addition, if the prices under our long-term supply agreements result in our paying more for such supplies than the current market prices available to our competitors, we may also be placed at a competitive disadvantage, and our profitability could decline. However, if our agreements provide insufficient inventory to meet customer demand, or if our suppliers are unable or unwilling to provide us with the contracted quantities, we may purchase additional supply at available market prices which could be greater than expected and could materially and negatively impact our results of operations. Such market prices could also be greater than prices paid by our competitors, placing us at a competitive disadvantage and leading to a decline in our profitability. Further, we face significant specific counterparty risk under long-term supply agreements when dealing with suppliers without a long, stable production and financial history. In the event any such supplier experiences financial difficulties, it may be difficult or impossible, or may require substantial time and expense, for us to recover any or all of our prepayments. Any of the foregoing could materially harm our financial condition and results of operations.

If third-party manufacturers become unable or unwilling to sell their solar cells and panels to us as a direct competitor in some markets, our business and results of operations may be materially negatively affected.

We plan to purchase a portion of our total product mix from third-party manufacturers of solar cells and panels. Such products increase our inventory available for sale to Systems Segment customers in some markets. However, such manufacturers may be our direct competitors. If they are unable or unwilling to sell to us, we may not have sufficient products available to sell to Systems Segment customers and satisfy our sales commitments, thereby materially and negatively affecting our business and results of operations.

Risks Related to Our Sales Channels

The increase in the global supply of solar cells and panels, and increasing competition, may cause substantial downward pressure on the prices of such products, resulting in lower revenues and earnings.

Global solar panel production materially increased in 2009, and is expected to continue to increase. Many competitors or potential competitors, particularly in China, continue to expand their production creating a potential oversupply of solar panels and cells in key markets. In 2010, we expect our cost structure to remain higher than Chinese module makers or thin film module markers. Increases in solar panel production and industry competition have resulted, and will continue to result, in substantial downward pressure on the price of solar cells and panels, including SunPower products. Such price reductions could continue to have a negative impact on our revenue and earnings, and materially adversely affect our business and financial condition.

Our operating results will be subject to fluctuations and are inherently unpredictable.

We do not know if our revenue will grow, or if it will grow sufficiently to outpace our expenses, which we expect to increase as we expand our manufacturing capacity. For example, in the first fiscal quarter of 2009 we experienced a net loss. We may not be profitable on a quarterly basis. Our quarterly revenue and operating results will be difficult to predict and have in the past fluctuated from quarter to quarter. In particular, revenue in our Systems Segment is difficult to forecast and is susceptible to large fluctuations. The amount, timing and mix of sales in our Systems Segment, often for a single medium or large-scale project, may cause large fluctuations in our revenue and other financial results as, at any given time, our Systems Segment is dependent on large scale projects and often a single project can account for a material portion of our total revenue in a given quarter. Further, our revenue mix of high margin materials sales versus lower margin projects in the Systems Segment can fluctuate dramatically from quarter to quarter, which may adversely affect our revenue and financial results in any given period. Any decrease in revenue from these large systems customers, whether due to a loss of projects or an inability to collect, could have a significant negative impact on our business. Our agreements with these customers may be cancelled if we fail to meet certain product specifications or materially breach the agreement. In the event of bankruptcy, our customers may seek to renegotiate the terms of current agreements or renewals. In addition, the failure by any significant customer to pay for orders, whether due to liquidity issues or otherwise, could materially and adversely affect our results of operations. Finally, our ability to meet project completion schedules for an individual project and the corresponding revenue impact under the percentage-of-completion method of recognizing revenue may similarly cause large fluctuations in our revenue and other financial results. Any of the foregoing may cause us to miss any current and future revenue or earnings guidance announced by us.

We base our planned operating expenses in part on our expectations of future revenue and a significant portion of our expenses is fixed in the short term. If revenue for a particular quarter is lower than we expect, we likely will be unable to proportionately reduce our operating expenses for that quarter, which would harm our operating results for that quarter. This may cause us to miss any revenue or earnings guidance announced by us.

The execution of our growth strategy is dependent upon the continued availability of third-party financing arrangements for our customers, and is affected by general economic conditions.

The general economy and limited availability of credit and liquidity could materially and adversely affect our business and results of operations. Many purchasers of our systems projects have entered into third-party arrangements to finance their systems over an extended period of time while many end-customers have chosen to purchase solar electricity under a power purchase agreement (“PPA”) with a financing company that purchases the system from us or our authorized dealers. In addition, under our power purchase business model, we often execute PPAs directly with the end-user customer purchasing solar electricity, with the expectation that we will later assign the PPA to a financier. Under such arrangements, the financier separately contracts with us to build and acquire the solar system, and then sells the electricity to the end-user customer under the assigned PPA. When executing PPAs with the end-user customers, we seek to mitigate the risk that a financier will not be available for the project by allowing termination of the PPA in such event without penalty. However, we may not always be successful in negotiating for penalty-free termination rights for failure to secure financing, and certain end-user customers have required substantial financial penalties in exchange for such rights. These structured finance arrangements are complex and may not be feasible in many situations.

Due to the general reduction in available credit to would-be borrowers and the poor state of economies worldwide, customers may be unable or unwilling to finance the cost of our products, or the parties that have historically provided this financing may cease to do so, or only do so on terms that are substantially less favorable for us or our customers, any of which could materially and adversely affect our revenue and growth in all segments of our business. Many customers, especially in the United States, choose to purchase solar electricity under a PPA with a financing company that buys the system from us. If economic recovery is slow in the United States or elsewhere, we may experience decreases in the demand for our solar power products, which may harm our operating results. We may in some cases seek to pursue partnership arrangements with financing entities to assist residential and other customers to obtain financing for the purchase or lease of our systems, which would expose us to credit or other risks. In addition, a rise in interest rates would likely increase our customers’ cost of financing our products and could reduce their profits and expected returns on investment in our products. Similarly, the general reduction in available credit to would-be borrowers, the poor state of economies worldwide, and the condition of housing markets worldwide, could delay or reduce our sales of products to new homebuilders and authorized resellers. Collecting payment from customers facing liquidity challenges may also be difficult.

The reduction, modification or elimination of government and economic incentives could cause our revenue to decline and harm our financial results.

The market for on-grid applications, where solar power is used to supplement a customer’s electricity purchased from the utility network or sold to a utility under tariff, depends in large part on the availability and size of government mandates and economic incentives because, at present, the cost of solar power exceeds retail electric rates in many locations. Such incentives vary by geographic market. Various government bodies in many countries, most notably Spain, the United States, Germany, Italy, South Korea, Canada, Japan, Portugal, Greece, France and Australia, have provided incentives in the form of feed-in tariffs, rebates, tax credits, renewable portfolio standards, and other incentives and mandates to end-users, distributors, system integrators and manufacturers of solar power products to promote the use of solar energy in on-grid applications and to reduce dependency on other forms of energy. Some of these government mandates and economic incentives are scheduled to be reduced or to expire, or could be eliminated altogether, including the feed-in tariffs in Germany and Italy. In February 2010 we agreed to acquire SunRay Malta Holdings Limited (“SunRay”), a European solar power plant developer. Upon the acquisition of SunRay our project development business in Europe, and particularly Italy in the near term, would be expanded significantly, which would in turn increase our exposure to regulatory changes in these jurisdictions. Because our sales are into the on-grid market, the reduction, modification or elimination of government mandates and economic incentives in one or more of our customer markets would materially and adversely affect the growth of such markets or result in increased price competition, either of which could cause our revenue to decline and harm our financial results.

Existing regulations and policies and changes to these regulations and policies may present technical, regulatory and economic barriers to the purchase and use of solar power products, which may significantly reduce demand for our products and services.

The market for electricity generation products is heavily influenced by federal, state and local government regulations and policies concerning the electric utility industry in the United States and abroad, as well as policies promulgated by electric utilities. These regulations and policies often relate to electricity pricing and technical interconnection of customer-owned electricity generation, and could deter further investment in the research and development of alternative energy sources as well as customer purchases of solar power technology, which could result in a significant reduction in the potential demand for our solar power products. We anticipate that our solar power products and their installation will continue to be subject to oversight and regulation in accordance with federal, state and local regulations relating to construction, safety, environmental protection, utility interconnection and metering, and related matters. It is difficult to track the requirements of individual states and design equipment to comply with the varying standards. Any new regulations or policies pertaining to our solar power products may result in significant additional expenses to us, our resellers and resellers’ customers, which could cause a significant reduction in demand for our solar power products.

We may incur unexpected warranty and product liability claims that could materially and adversely affect our financial condition and results of operations.

In our Components Segment, our current standard product warranty for our solar panels includes a 10-year warranty period for defects in materials and workmanship and a 25-year warranty period for declines in power performance as well as a one-year warranty on the functionality of our solar cells. We believe our warranty periods are consistent with industry practice. We perform accelerated lifecycle testing that expose our solar panels to extreme stress and climate conditions in both environmental simulation chambers and in actual field deployments in order to highlight potential failures that would occur over the 25-year warranty period. Due to the long warranty period, we bear the risk of extensive warranty claims long after we have shipped product and recognized revenue. Although we conduct accelerated testing of our solar panels and have several years of experience with our all-back-contact solar cell architecture, our solar panels have not and cannot be tested in an environment that exactly simulates the 25-year warranty period and it is difficult to test for all conditions that may occur in the field. We have sold solar cells since late 2004 and have therefore not tested the full warranty cycle.

In our Systems Segment, our current standard warranty for our solar power systems differs by geography and end-customer application and usually includes a 2, 5 or 10-year comprehensive parts and workmanship warranty, after which the customer may typically extend the period covered by its warranty for an additional fee. Due to the long warranty period, we bear the risk of extensive warranty claims long after we have completed a project and recognized revenues. Warranty and product liability claims may also result from defects or quality issues in certain third party technology and components that our business incorporates into its solar power systems, particularly solar cells and panels, over which we have little or no control. While we generally pass through manufacturer warranties we receive from our suppliers to our customers, we are directly responsible for repairing or replacing any defective parts during our warranty period, often including those covered by manufacturers’ warranties. If the manufacturer disputes or otherwise fails to honor its warranty obligations, we may be required to incur substantial costs before we are compensated, if at all, by the manufacturer. Furthermore, our warranties may exceed the period of any warranties from our suppliers covering components, such as third party inverters, included in our systems. In addition, manufacturer warranties may not fully compensate us for losses associated with third-party claims caused by defects or quality issues in their products. For example, most manufacture warranties exclude many losses that may result from a system component’s failure or defect, such as the cost of de-installation, re-installation, shipping, lost electricity, lost renewable energy credits or other solar incentives, personal injury, property damage, and other losses. In certain cases our direct warranty coverage provided by SunPower to our customers, and therefore our financial exposure, may exceed our recourse available against cell, panel or other manufacturers for defects in their products. In addition, in the event we seek recourse through warranties, we will also be dependent on the creditworthiness and continued existence of the suppliers to our business.

For example, in late 2009, we discovered a potentially systemic defect in a particular third party supplier’s solar panels. Following inspection of all SunPower-installed systems which utilize such panels, we took certain precautionary measures, including partially shutting down a small number of systems. Consistent with industry standards, the supplier’s current warranty coverage in most cases does not include a variety of costs and potential claims associated with certain repair or replacement of the supplier’s solar panels. While we are working cooperatively with the supplier to formulate a remediation plan that may provide certain reimbursement from the supplier, no assurance can be made that such a plan will be agreed. As a result, we may in the future incur significant unreimbursable expenses in connection with the repair or replacement of these panels, or related customer claims, which could have a material adverse effect on our business and results of operations.

Any increase in the defect rate of SunPower or third party products would cause us to increase the amount of warranty reserves and have a corresponding negative impact on our results of operations. Further, potential future product failures could cause us to incur substantial expense to repair or replace defective products, and we have agreed to indemnify our customers and our distributors in some circumstances against liability from defects in our solar cells. A successful indemnification claim against us could require us to make significant damage payments. Repair and replacement costs, as well as successful indemnification claims, could materially and negatively impact our financial condition and results of operations.

Like other retailers, distributors and manufacturers of products that are used by customers, we face an inherent risk of exposure to product liability claims in the event that the use of the solar power products into which solar cells and solar panels are incorporated results in injury. We may be subject to warranty and product liability claims in the event that our solar power systems fail to perform as expected or if a failure of our solar power systems results, or is alleged to result, in bodily injury, property damage or other damages. Since our solar power products are electricity producing devices, it is possible that our systems could result in injury, whether by product malfunctions, defects, improper installation or other causes. In addition, since we only began selling our solar cells and solar panels in late 2004 and the products we are developing incorporate new technologies and use new installation methods, we cannot predict whether or not product liability claims will be brought against us in the future or the effect of any resulting negative publicity on our business. Moreover, we may not have adequate resources in the event of a successful claim against us. We rely on our general liability insurance to cover product liability claims and have not obtained separate product liability insurance. However, a successful warranty or product liability claim against us that is not covered by insurance or is in excess of our available insurance limits could require us to make significant payments of damages. In addition, quality issues can have various other ramifications, including delays in the recognition of revenue, loss of revenue, loss of future sales opportunities, increased costs associated with repairing or replacing products, and a negative impact on our goodwill and reputation, which could also adversely affect our business and operating results.

If we fail to successfully develop and introduce new and enhanced products and services, we may not be able to compete effectively, and our ability to generate revenues will suffer.

The solar power market is characterized by continually changing technology requiring improved features, such as increased efficiency and higher power output and improved aesthetics. Technologies developed by our direct competitors, including thin film solar panels, concentrating solar cells, solar thermal electric and other solar technologies, may provide power at lower costs than our products. We also face competition in some markets from other power generation sources, including conventional fossil fuels, wind, biomass, and hydro. In addition, other companies could potentially develop a highly reliable renewable energy system that mitigates the intermittent power production drawback of many renewable energy systems. Companies could also offer other value-added improvements from the perspective of utilities and other system owners, in which case such companies could compete with us even if the cost of electricity associated with such new system is higher than that of our systems. Our failure to further refine our technology and develop and introduce new solar power products could cause our products or our manufacturing facilities to become uncompetitive or obsolete, which could reduce our market share and cause our sales to decline. This will require us to continuously develop new solar power products and enhancements for existing solar power products to keep pace with evolving industry standards, competitive pricing and changing customer requirements. As we introduce new or enhanced products or integrate new technology into our products, we will face risks relating to such transitions including, among other things, technical challenges, disruption in customers’ ordering patterns, insufficient supplies of new products to meet customers’ demand, possible product and technology defects arising from the integration of new technology and a potentially different sales and support environment relating to any new technology. Our failure to manage the transition to newer products or the integration of newer technology into our products could adversely affect our business’ operating results and financial condition.

A limited number of customers are expected to continue to comprise a significant portion of our revenues and any decrease in revenue from these customers could have a significant adverse effect on us.

Even though we expect our customer base to increase and our revenue streams to diversify, a substantial portion of our revenues could continue to depend on sales to a limited number of customers and the loss of sales to or inability to collect from these customers would have a significant negative impact on our business. Our agreements with these customers may be cancelled if we fail to meet certain product specifications or materially breach the agreement or in the event of bankruptcy, and our customers may seek to renegotiate the terms of current agreements or renewals. In addition, the failure by any significant customer to pay for orders, whether due to liquidity issues or otherwise, could materially and negatively affect our results of operations.

We often do not have long-term agreements with our customers and accordingly could lose customers without warning, which could cause our operating results to fluctuate.

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

Almost all of our Systems Segment construction contracts are fixed price contracts which may be insufficient to cover unanticipated or dramatic changes in costs over the life of the project.

Almost all of our Systems Segments construction contracts are fixed price contracts. All essential costs are estimated at the time of entering into the construction contract for a particular project, and these are reflected in the overall price that we charge our customers for the project. These cost estimates are preliminary and may or may not be covered by contracts between us or the subcontractors, suppliers and any other parties that may become necessary to complete to the project. Thus, if the cost of materials were to rise dramatically as a result of sudden increased demand, these costs may have to be borne by us.

In addition, we require qualified, licensed subcontractors to install most of our systems. Shortages of such skilled labor could significantly delay a project or otherwise increase our costs. In several instances in the past, we have obtained change orders that reimburse us for additional unexpected costs due to various reasons. Should miscalculations in planning a project or delays in execution occur, there can be no guarantee that we would be successful in obtaining reimbursement and we may not achieve our expected margins or we may be required to record a loss in the relevant fiscal period.

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

The competitive environment in which our systems business operates often requires us to undertake customer obligations, which could materially and adversely affect our financial condition and results of operations if our customer obligations are more costly than expected.

We are often required as a condition of financing or at the request of our end customer to undertake certain obligations such as:

•	System output performance guarantees;

•	System maintenance;

•	Penalty payments or customer termination rights if the system we are constructing is not commissioned within specified timeframes or other construction milestones are not achieved;

•	Guarantees of certain minimum residual value of the system at specified future dates; and

•	System put-rights whereby we could be required to buy-back a customer’s system at fair value on specified future dates if certain minimum performance thresholds are not met.

Such financing arrangements and customer obligations involve complex accounting analyses and judgments regarding the timing of revenue and expense recognition and in certain situations these factors may require us to defer revenue recognition until projects are completed, which could adversely affect revenue and profits in a particular period.

Risks Related to Our Liquidity

Due to the general economic environment and other factors, we may be unable to generate sufficient cash flows or obtain access to external financing necessary to fund our operations and make adequate capital investments as planned.

We anticipate that our expenses will increase substantially in the foreseeable future. To develop new products, support future growth, achieve operating efficiencies and maintain product quality, we must make significant capital investments in manufacturing technology, facilities and capital equipment, research and development, and product and process technology. We also anticipate increased costs as we expand our manufacturing operations, hire additional personnel, pay more or make advance payments for raw material, especially polysilicon, increase our sales and marketing efforts, invest in joint ventures and acquisitions, and continue our research and development efforts with respect to our products and manufacturing technologies. We expect total capital expenditures in the range of $375 million to $475 million in 2010 as we continue to increase our solar cell and solar panel manufacturing capacity. These expenditures could be greater if we decide to bring capacity on line more rapidly and they could be less, if we enter into new contract manufacture or joint venture arrangements to provide manufacturing capacity. In addition, on February 11, 2010, we entered into a share purchase agreement with SunRay, and the shareholders of SunRay named therein, under which we agreed to purchase all issued share capital of SunRay for approximately $277 million. Also, holders of our debentures may require us to repurchase all or a portion of their 0.75% debentures on August 1, 2010. Any repurchase of the 0.75% debentures pursuant to these provisions will be for cash at a price equal to 100% of the principal amount of the 0.75% debentures to be repurchased plus accrued and unpaid interest, an amount presently estimated to be $144.0 million in the aggregate. We may redeem some or all of the 0.75% debentures on or after August 1, 2010 for cash at a redemption price equal to 100% of the principal amount of the 0.75% debentures to be redeemed plus accrued and unpaid interest.

We believe that our current cash and cash equivalents, cash generated from operations and funds available under our facility agreement with the Malaysian government will be sufficient to fund the SunRay acquisition and our committed capital expenditures over the next 12 months. We may, however, seek to raise additional financing during the next 12 months in order to support our growth or to maintain a strong balance sheet with sufficient cash and liquidity. The uncollateralized revolving credit line and uncollateralized letter of credit subfeature of the Wells Fargo credit agreement are scheduled to expire on April 26, 2010, and we anticipate negotiating a new facility. If we are unable to negotiate and enter into a new facility prior to the expiration date of the Wells Fargo credit agreement, any then outstanding borrowings under the uncollateralized revolving credit line must be repaid by April 26, 2010, and all letters of credit issued under the uncollateralized letter of credit subfeature will expire on or before April 26, 2010 unless we provide by such date collateral in the form of cash or cash equivalents in the aggregate amount available to be drawn under letters of credit outstanding at such time. Such amount would be only $49.1 million as of March 4, 2010. See Part II — “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations–Contractual Obligations.”

If our financial results or operating plans change from our current assumptions, or if the holders of our outstanding 1.25% and 0.75% convertible debentures become entitled, and elect, to convert the debentures into cash or cash and shares of class A common stock, we may not have sufficient resources to support our business plan or pay cash in connection with the redemption of outstanding 1.25% and 0.75% debentures. Also, holders of our debentures may also require us to repurchase their debentures for cash equal to 100% of the principal amount of the debentures to be redeemed plus accrued and unpaid interest in the event that our obligations under other indebtedness in excess of $25 million are accelerated and we fail to discharge such obligations. If our capital resources are insufficient to satisfy our liquidity requirements, we may seek to sell additional equity securities or debt securities or obtain other debt financings; although the current economic environment could also limit our ability to raise capital by issuing new equity or debt securities on acceptable terms, and lenders may be unwilling to lend funds on acceptable terms that would be required to supplement cash flows to support operations. Further, following the spin-off of our shares by Cypress on September 29, 2008, our ability to issue equity for financing purposes is subject to limits as described in “Our agreements with Cypress require us to indemnify Cypress for certain tax liabilities. These indemnification obligations and related contractual restrictions may limit our ability to obtain additional financing, participate in future acquisitions or pursue other business initiatives.” We may also seek to sell assets, reduce or delay capital investments, or refinance or restructure our debt. For additional details see Note 14 of Notes to our Consolidated Financial Statements.

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

Our current tax holidays in the Philippines, Switzerland and Malaysia will expire within the next several years.

We currently benefit from income tax holiday incentives in the Philippines in accordance with our subsidiary’s registration with the Philippine Economic Zone Authority, which provide that we pay no income tax in the Philippines. Our current income tax holidays were granted as manufacturing lines were placed in services and thereafter expire within the next several years beginning in 2010, and we intend to apply for extensions and renewals upon expiration. However, these tax holidays may or may not be extended and the holiday for two of the sixteen total manufacturing lines will expire at the end of 2010. We believe that as our Philippine tax holidays expire, (a) gross income attributable to activities covered by our Philippine Economic Zone Authority registrations will be taxed at a 5% preferential rate, and (b) our Philippine net income attributable to all other activities will be taxed at the statutory Philippine corporate income tax rate, currently 30%. An increase in our tax liability could materially and negatively affect our financial condition and results of operations.

Our Company has an auxiliary company ruling in Switzerland where it sells its solar power products. The auxiliary company ruling results in a reduced effective Swiss tax rate of approximately 11.5%. The ruling expired in 2009, and our Company is currently in discussions with the Swiss authorities regarding an extension. If the ruling is not renewed, Swiss income would be taxable at the full Swiss tax rate of approximately 32%.

In May 2008, our Company was issued a letter from the Malaysian Industrial Development Authority related to our manufacturing activities in Malaysia authorizing either a 15 year income tax exemption or an income tax exemption equivalent to 100% of qualifying capital expenditures over a period of 10 years. The Malaysian manufacturing facility is currently under construction. We expect to pay no income tax in Malaysia related to manufacturing activities until 2023.

Our substantial indebtedness and other contractual commitments could adversely affect our business, financial condition and results of operations, as well as our ability to meet any of our payment obligations under the 0.75%, 1.25% and 4.75% debentures and our other debt.

We currently have a significant amount of debt and debt service requirements that could have material consequences on our future operations, including:

•	making it more difficult for us to meet our payment and other obligations under the 0.75%, 1.25% and 4.75% debentures and our other outstanding debt;

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

•	subjecting us to the risk of increased sensitivity to interest rate increases on our indebtedness with variable interest rates, including borrowings under our new credit facility;

•	subjecting us to the risk of currency fluctuations and government-fixed foreign exchange rates and the effects of currency hedging activity or inability to hedge currency fluctuation;

•	limiting our flexibility in planning for, or reacting to, and increasing our vulnerability to, changes in our business, the industry in which we operate and the general economy; and

•	placing us at a competitive disadvantage compared to our competitors that have less debt or are less leveraged.

Any of the above-listed factors could have an adverse effect on our business, financial condition and results of operations and our ability to meet our payment obligations under the 0.75%, 1.25% and 4.75% debentures and our other debt. In addition, we also have significant contractual commitments for the purchase of polysilicon, some of which involve prepayments, and we may enter into additional, similar long-term supply agreements in the future. Further, if the holders of our outstanding 1.25% and 0.75% debentures have been entitled to, and do convert their debentures, the principal amount must be settled in cash and to the extent that the conversion obligation exceeds the principal amount of any debentures converted, we must satisfy the remaining conversion obligation of the 1.25% debentures in shares of our class A common stock, or, in the case of our 0.75% debentures, in shares of our class A common stock or cash. Future conversions could materially and adversely affect our liquidity and our ability to meet our payment obligations under our debt.

Under our credit agreement with Wells Fargo Bank, N.A. (“Wells Fargo”), our term loan with Union Bank, N.A. (“Union Bank”) and various derivative agreements, including our call spread overlay transactions associated with our 4.75% debentures, we were required to make representations about our financial statements at the signing of these agreements and, from time to time, we must repeat such representations when amending or offering compliance certificates to our counterparties. Material misrepresentations under our credit agreement with Wells Fargo and loan agreement with Union Bank with respect to the accuracy of our financial statements trigger events of default and allow each lender to accelerate repayment of outstanding indebtedness or require additional collateral. Material misrepresentations under our derivative transactions allow each counterparty to terminate early outstanding trading positions. In November 2009, we announced an independent investigation by our Audit Committee into unsubstantiated accounting entries and advised investors and third parties not to rely on our financial statements in certain prior annual and quarterly reports filed with the Securities and Exchange Commission. As a result, certain third parties, including Wells Fargo, Union Bank and counterparties to our various derivative agreements delivered notice of what they identified as prior material misrepresentations about our financial statements and what they perceived as resulting events of defaults under our existing agreements. Any actual events of default under the credit agreement with Wells Fargo would cause a cross-default under our term loan with Union Bank. Similarly, any actual event of default under our term loan with Union Bank would cause a cross-default under our credit agreement with Wells Fargo. Any such defaults and cross-defaults, however, would not affect compliance with our Malaysian subsidiary’s facility agreement with the Malaysian government, our commercial project financing agreement with Wells Fargo, or our 0.75%, 1.25% and 4.75% senior convertible debentures, unless either Wells Fargo or Union Bank accelerated more than $25 million of obligations and we failed to discharge such obligations, which could trigger cross-defaults under our convertible debentures.

As of January 3, 2010, any such events of default triggered by our announcement under our credit agreement with Wells Fargo, our term loan with Union Bank and our derivative agreements with various counterparties had been conditionally waived through February 16, 2010, and subsequently extended through March 19, 2010. The waivers granted by Wells Fargo, Union Bank and all counterparties under derivative agreements have since been extended indefinitely.

A change in our effective tax rate can have a significant adverse impact on our business.

A number of factors may adversely impact our future effective tax rates, such as the jurisdictions in which our profits are determined to be earned and taxed; changes in the valuation of our deferred tax assets and liabilities; adjustments to estimated taxes upon finalization of various tax returns; changes in available tax credits; changes in stock-based compensation expense; changes in tax laws or the interpretation of such tax laws (for example, proposals for fundamental U.S. international tax reform, such as the recent proposal by the federal government, if enacted); changes in generally accepted accounting principles; expiration or the inability to renew tax rulings or tax holiday incentives; and the repatriation of non-U.S. earnings for which we have not previously provided for U.S. taxes. In addition, the United States federal government has recently announced proposals for new U.S. tax legislation that, if adopted, could adversely affect our tax rate. A change in our effective tax rate due to any of these factors may adversely impact our future results from operations. See Part II — “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations–Results of Operations–Income Taxes.”

Because we self-insure for certain indemnities we have made to our officers and directors, potential claims could materially and negatively impact our financial condition and results of operations.

Our restated certificate of incorporation, by-laws and indemnification agreements require us to indemnify our officers and directors for certain liabilities that may arise in the course of their service to us. We primarily self-insure with respect to potential indemnifiable claims. Although we have insured our officers and directors against certain potential third-party claims for which we are legally or financially unable to indemnify them, we intend to primarily self-insure with respect to potential third-party claims which give rise to direct liability to such third party or an indemnification duty on our part. If we were required to pay a significant amount on account of these liabilities for which we self-insure, our business, financial condition and results of operations could be materially harmed. See also “Risks Related to Our Internal Control Over Financial Reporting and the Restatement of Our Previously Issued Financial Statements -- We and certain of our current and former officers and directors have been named as parties to various lawsuits relating to our Philippines accounting issues, and may be named in further litigation, including with respect to the restatement of our consolidated financial statements, all of which could require significant management time and attention, result in significant legal expenses or cause our business, financial condition, results of operations and cash flows to suffer.”

Our credit agreements contain covenant restrictions that may limit our ability to operate our business.

We may be unable to respond to changes in business and economic conditions, engage in transactions that might otherwise be beneficial to us, or obtain additional financing, because our credit agreement with Wells Fargo, term loan with Union Bank, facility agreement with the Government of Malaysia, foreign exchange hedging agreements and equity derivative agreements contain, and any of our other future similar agreements may contain, covenant restrictions that limit our ability to, among other things:

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

Our ability to comply with these covenants is dependent on our future performance, which will be subject to many factors, some of which are beyond our control, including prevailing economic conditions. In addition, our failure to comply with these covenants could result in a default under the 0.75%, 1.25% and 4.75% debentures and our other debt, which could permit the holders to accelerate such debt. If any of our debt is accelerated, we may not have sufficient funds available to repay such debt, which could materially and negatively affect our financial condition and results of operation. As of January 3, 2010, any such events of default triggered by our announcement under our credit agreement with Wells Fargo, our term loan with Union Bank and our derivative agreements with various counterparties had been conditionally waived through February 16, 2010, and they have been subsequently extended indefinitely.

Risks Related to Our Operations

We may not be able to increase or sustain our recent growth rate, and we may not be able to manage our future growth effectively.

We may not be able to continue to expand our business or manage future growth. We plan to significantly increase our production capacity between 2010 and 2011, which will require successful execution of:

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

•
implementing and improving additional and existing administrative, financial and operations systems, procedures and controls, including the need to centralize, update and integrate our global financial internal control;

•	hiring additional employees;

•	expanding and upgrading our technological capabilities;

•	managing multiple relationships with our customers, suppliers and other third parties;

•	maintaining adequate liquidity and financial resources; and

•	continuing to increase our revenues from operations.

Our recent expansion has placed, and our planned expansion and any other future expansion will continue to place, a significant strain on our management, personnel, systems and resources. Expanding our manufacturing facilities or developing facilities may be delayed by difficulties such as unavailability of equipment or supplies or equipment malfunction. Ensuring delivery of adequate polysilicon and ingots is subject to many market risks including scarcity, significant price fluctuations and competition. Maintaining adequate liquidity is dependent upon a variety of factors including continued revenues from operations and compliance with our indentures and credit agreements. In addition, following the spin-off of our shares by Cypress on September 29, 2008, our ability to issue equity for financing purposes is restricted by our tax sharing agreement with Cypress. If we are unsuccessful in any of these areas, we may not be able to achieve our growth strategy and increase production capacity as planned during the foreseeable future. If we are unable to manage our growth effectively, we may not be able to take advantage of market opportunities, develop new solar cells and other products, satisfy customer requirements, execute our business plan or respond to competitive pressures.

We have significant international activities and customers, and plan to continue these efforts, which subject us to additional business risks, including logistical complexity and political instability.

In fiscal 2009, 2008 and 2007, a substantial portion of our sales was made to customers outside of the United States, and a substantial portion of our supply agreements are with supply and equipment vendors located outside of the United States. Historically, we have had significant sales in Germany, Italy and Spain. Currently our solar cell production lines are located at our manufacturing facilities in the Philippines, and we are constructing another manufacturing facility in Malaysia. The majority of our solar panel manufacturing functions has historically been conducted by third-party subcontractors in China and Mexico and we entered into an arrangement with a third-party subcontractor in December 2009 for similar services provided in Poland beginning in the first quarter of fiscal 2010. We plan to manufacture up to a quarter of our solar panels in the United States within the next two years, whether produced internally or by third-party subcontractors located in states near attractive solar markets. In addition, on February 11, 2010, we entered into a share purchase agreement to acquire SunRay, a European-based project developer with significant international operations.

Risks we face in conducting business internationally include:

•
multiple, conflicting and changing laws and regulations, export and import restrictions, employment laws, environmental protection, regulatory requirements and other government approvals, permits and licenses;

•	difficulties and costs in staffing and managing foreign operations as well as cultural differences;

•	potentially adverse tax consequences associated with our permanent establishment of operations in more countries;

•
relatively uncertain legal systems, including potentially limited protection for intellectual property rights, and laws, changes in the governmental incentives we rely on, regulations and policies which impose additional restrictions on the ability of foreign companies to conduct business in certain countries or otherwise place them at a competitive disadvantage in relation to domestic companies;

•	repatriation of non-U.S. earnings should the U.S. government reduce or eliminate the deferral of U.S. taxes on this income as is under consideration;

•	inadequate local infrastructure and developing telecommunications infrastructures;

•	financial risks, such as longer sales and payment cycles and greater difficulty collecting accounts receivable;

•	currency fluctuations and government-fixed foreign exchange rates and the effects of currency hedging activity or inability to hedge currency fluctuations;

•	political and economic instability, including wars, acts of terrorism, political unrest, boycotts, curtailments of trade and other business restrictions;

•	trade barriers such as export requirements, tariffs, taxes and other restrictions and expenses, which could increase the prices of our products and make us less competitive in some countries; and

•	liabilities associated with compliance with laws (for example, the Foreign Corrupt Practices Act).

For example, U.S. custom officials recently imposed a 2.5% tariff on solar panels manufactured by one of our competitors. Although the solar power industry is challenging the decision, any expansion of the tariff to other products or manufacturers could negatively impact our exports to the United States, and to other countries that adopt similar tariffs or regulations.

If we are unable to successfully manage any such risks, any one or more could materially and negatively affect our business, financial condition and results of operations.

If we experience interruptions in the operation of our solar cell production lines or are unable to add additional production lines, it would likely result in lower revenue and earnings than anticipated.

We currently have 16 solar cell manufacturing lines in production which are located at our manufacturing facilities in the Philippines. If our current or future production lines were to experience any problems or downtime, we would be unable to meet our production targets and our business would suffer. If any equipment were to break down or experience downtime, it could cause our production lines to go down. In addition, we are constructing another manufacturing facility in Malaysia. This expansion has required and will continue to require significant management attention, a significant investment of capital and substantial engineering expenditures and is subject to significant risks including:

•	cost overruns, delays, equipment problems and other operating difficulties;

•	difficulties expanding our processes to larger production capacity;

•	custom-built equipment may take longer and cost more to engineer than planned and may never operate as designed; and

•	incorporating first-time equipment designs and technology improvements, which we expect to lower unit capital and operating costs, but this new technology may not be successful.

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

The manufacture of solar cells is a highly complex process. Minor deviations in the manufacturing process can cause substantial decreases in yield and in some cases, cause production to be suspended or yield no output. We have from time to time experienced lower than anticipated manufacturing yields. This often occurs during the production of new products or the installation and start-up of new process technologies or equipment. As we expand our manufacturing capacity and bring additional lines or facilities into production, we may initially experience lower yields as is typical with any new equipment or process. We also expect to experience lower yields as we continue the initial migration of our manufacturing processes to thinner wafers. If we do not achieve planned yields, our product costs could increase, and product availability would decrease resulting in lower revenues than expected.

Additionally, products as complex as ours may contain undetected errors or defects, especially when first introduced. For example, our solar cells and solar panels may contain defects that are not detected until after they are shipped or are installed because we cannot test for all possible scenarios. These defects could cause us to incur significant re-engineering costs, divert the attention of our engineering personnel from product development efforts and significantly affect our customer relations and business reputation. If we deliver solar cells or solar panels with errors or defects, including cells or panels of third-party manufacturers, or if there is a perception that such solar cells or solar panels contain errors or defects, our credibility and the market acceptance and sales of our products could be harmed. In addition, some of our arrangements with Systems Segment customers include termination or put rights for non-performance. In certain limited cases, we could be required to buy-back a customer’s system at fair value on specified future dates if certain minimum performance thresholds are not met for periods up to two years.

We obtain certain of our capital equipment used in our manufacturing process from sole suppliers and if this equipment is damaged or otherwise unavailable, our ability to deliver products on time will suffer, which in turn could result in order cancellations and loss of revenue.

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

Developing solar power plants may require significant upfront investments prior to our recognizing any revenue, which could adversely affect our business and results of operations.

In February 2010, we agreed to acquire SunRay, a European solar power plant developer with offices in Europe and the Middle East, for approximately $277 million. Upon the acquisition of SunRay, our project development business would be expanded significantly. The development of solar power plants can require long periods of time and substantial initial investments, which may never be recovered if a potential project cannot be completed on commercially reasonable terms or at all. Our efforts in this area may consist of all stages of development, including land acquisition, permitting, financing, construction, operation and the eventual sale of the projects. We will often choose to bear the costs of such efforts prior to our final sale to a customer, if any. This involves significant upfront investments of resources (including, for example, large transmission deposits or other payments, which may be non-refundable), and in some cases the actual costs of constructing a project, in advance of the signing of PPAs and EPC contracts and the receipt of any revenue, much of which is not recognized for several additional months or years following contract signing. Upon consummation of the proposed acquisition of SunRay, we will defer revenue on SunRay construction projects until the projects are financed and sold to independent third parties. Alternatively, we may choose to build, own and operate certain solar power plants for a period of time, after which the project assets may be sold to third parties. In such cases, revenue would be recognized as electricity is sold during the operation phase and revenue from disposition of the project assets would be recognized upon consummation of selling the project assets to independent third parties. Our potential inability to enter into sales contracts with customers after making such upfront investments could adversely affect our business and results of operations.

Project development or construction activities may not be successful, which could increase our costs and impair our ability to recover our investments.

The development and construction of solar power electric generation facilities and other energy infrastructure projects involve numerous risks. We may be required to spend significant sums for preliminary engineering, permitting, legal, and other expenses before we can determine whether a project is feasible, economically attractive or capable of being built. Successful completion of a particular project may be adversely affected by numerous factors, including:

•	failures or delays in obtaining desired or necessary land rights, including ownership, leases and/or easements;

•	failures or delays in securing necessary permits, licenses or other governmental approvals, or in overcoming objections from members of the public or adjoining land owners;

•	uncertainties relating to land costs for projects;

•	unforeseen engineering problems;

•	access to available transmission for electricity generated by our solar power plants;

•	construction delays and contractor performance shortfalls;

•	work stoppages or labor disruptions;

•	cost over-runs;

•	availability of products and components from suppliers;

•	adverse weather conditions;

•	environmental, archaeological and geological conditions; and

•	availability of construction and permanent financing.

If we are unable to complete the development of a solar power plant, or fail to meet one or more agreed target construction milestone dates, we may be subject to liquidated damages and/or penalties under the EPC agreement or other agreements relating to the power plant, and we typically will not be able to recover our investment in the project. We expect to invest a significant amount of capital to develop projects initially owned by us or ultimately owned by third parties. If we are unable to complete the development of a solar power project, we may write-down or write-off some or all of these capitalized investments, which would have an adverse impact on our net income in the period in which the loss is recognized.

We depend on third-party subcontractors to assemble a significant portion of our solar cells into solar panels and any failure to obtain sufficient assembly and test capacity could significantly delay our ability to ship our solar panels and damage our customer relationships.

Historically, we have relied on Jiawei SolarChina Co., Ltd. (“Jiawei”), a third-party subcontractor in China, to assemble a significant portion of our solar cells into solar panels and perform panel testing and to manage packaging, warehousing and shipping of our solar panels. In May 2009, we entered into an arrangement with Jabil Circuit, Inc. (“Jabil”) for similar services that are provided in Mexico. In December 2009, we entered into another arrangement with Jabil for similar services provided in Poland beginning in the first quarter of fiscal 2010. Lastly, we plan to manufacture up to a quarter of our solar panels in the United States within the next two years, whether produced internally or by third-party subcontractors located in states near attractive solar markets. As a result of outsourcing a significant portion of this final step in our production, we face several significant risks, including limited control over assembly and testing capacity, delivery schedules, quality assurance, manufacturing yields and production costs. If the operations of Jiawei or Jabil were disrupted or their financial stability impaired, or if they were unable or unwilling to devote capacity to our solar panels in a timely manner, our business could suffer as we might be unable to produce finished solar panels on a timely basis. We also risk customer delays resulting from an inability to move module production to an alternate provider or to complete production internationally, and it may not be possible to obtain sufficient capacity or comparable production costs at another facility in a timely manner. In addition, migrating our design methodology to a new third-party subcontractor or to a captive panel assembly facility could involve increased costs, resources and development time, and utilizing additional third-party subcontractors could expose us to further risk of losing control over our intellectual property and the quality of our solar panels. Any reduction in the supply of solar panels could impair our revenue by significantly delaying our ability to ship products and potentially damage our relationships with new and existing customers, any of which could have a material and adverse effect on our financial condition and results of operation.

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

In addition, the contracts with some of our larger systems customers require that we would be obligated to pay substantial penalty payments for each day or other period its solar installation is not completed beyond an agreed target date, up to and including the return of the entire project sale price. This is particularly true in Europe, where long-term, fixed feed-in tariffs available to investors are typically set during a prescribed period of project completion, but the fixed amount declines over time for projects completed in subsequent periods. We face material financial penalties in the event we fail to meet the completion deadlines, including but not limited a full refund of the contract price paid by the customers. In certain cases we do not control all of the events which could give rise to these penalties, such as reliance on the local utility to timely complete electrical substation construction.

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

To increase our business and maintain our competitive position, we may acquire other companies or engage in joint ventures in the future. For example, on February 11, 2010, we entered into a share purchase agreement to purchase SunRay, under which we agreed to purchase all issued share capital of SunRay for approximately $277 million. This agreement may be terminated in some circumstances, in which case the acquisition of SunRay would not be completed. If conditions to closing are otherwise satisfied, we have the option to delay the closing of the transaction until no later than March 26, 2010. We have exercised this option, and as a result, we are required to pay interest to shareholders of SunRay on the purchase price payable with respect to their shares, and we have assumed many of the risks of ownership of SunRay pending the closing of the transaction. In particular, we are no longer able to assert certain of the closing conditions in our favor, including, among others, the closing conditions relating to the continuing accuracy of SunRay’s representations and warranties and the occurrence of a material adverse effect; if the transaction closes, we will be responsible for any taxes imposed on SunRay during the delay period; and we will not be indemnified for breaches of SunRay’s representations and warranties that occur during the delay period.

Acquisitions and joint ventures involve a number of risks that could harm our business and result in the acquired business or joint venture not performing as expected, including:

•	insufficient experience with technologies and markets in which the acquired business is involved, which may be necessary to successfully operate and integrate the business;

•	problems integrating the acquired operations, personnel, technologies or products with the existing business and products;

•	diversion of management time and attention from the core business to the acquired business or joint venture;

•	potential failure to retain key technical, management, sales and other personnel of the acquired business or joint venture;

•	difficulties in retaining relationships with suppliers and customers of the acquired business, particularly where such customers or suppliers compete with us;

•	potential failure of the due diligence processes to identify significant issues with product quality and development or legal and financial liabilities, among other things;

•	potential inability to obtain, or obtain in a timely manner, approvals from governmental authorities, which could delay or prevent such acquisitions;

•	potential necessity to re-apply for permits of acquired projects;

•	reliance upon joint ventures which we do not control;

•	subsequent impairment of the acquired assets, including intangible assets; and

•	assumption of liabilities including, but not limited to, lawsuits, tax examinations, warranty issues, liabilities associated with compliance with laws (for example, the Foreign Corrupt Practices Act).

Additionally, we may decide that it is in our best interests to enter into acquisitions or joint ventures that are dilutive to earnings per share or that negatively impact margins as a whole. In an effort to reduce our cost of goods sold, we have and may continue to enter into acquisitions or joint ventures involving suppliers or manufacturing partners, which would expose us to additional supply chain risks. Acquisitions or joint ventures could also require investment of significant financial resources and require us to obtain additional equity financing, which may dilute our stockholders’ equity, or require us to incur additional indebtedness. Further, following the spin-off of our shares by Cypress on September 29, 2008, our ability to issue equity, including to acquire companies or assets, is subject to limits as described in “Our agreements with Cypress require us to indemnify Cypress for certain tax liabilities. These indemnification obligations and related contractual restrictions may limit our ability to obtain additional financing, participate in future acquisitions or pursue other business initiatives.” To the extent these limits prevent us from pursuing acquisitions or investments that we would otherwise pursue, our growth and strategy could be impaired.

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

On October 6, 2005, while a wholly-owned subsidiary of Cypress, we entered into a tax sharing agreement with Cypress providing for each of the party’s obligations concerning various tax liabilities. The tax sharing agreement is structured such that Cypress would pay all federal, state, local and foreign taxes that are calculated on a consolidated or combined basis while we were a member of Cypress’s consolidated or combined group for federal, state, local and foreign tax purposes. Our portion of tax liabilities or benefits was determined based upon our separate return tax liability as defined under the tax sharing agreement. These tax liabilities or benefits were based on a pro forma calculation as if we were filing a separate income tax return in each jurisdiction, rather than on a combined or consolidated basis, subject to adjustments as set forth in the tax sharing agreement.

On June 6, 2006, we ceased to be a member of Cypress’s consolidated group for federal income tax purposes and certain state income tax purposes. On September 29, 2008, we ceased to be a member of Cypress’s combined group for all state income tax purposes. To the extent that we become entitled to utilize our separate tax returns portions of any tax credit or loss carryforwards existing as of such date, we will distribute to Cypress the tax effect, estimated to be 40% for federal and state income tax purposes, of the amount of such tax loss carryforwards so utilized, and the amount of any credit carryforwards so utilized. We will distribute these amounts to Cypress in cash or in our shares, at Cypress’s option. As of January 3, 2010, we had approximately $27.6 million of California net operating loss carryforwards, $2.6 million of federal credit carryforwards and $1.4 of California credit carryforwards, meaning that such potential future payments to Cypress, which would be made over a period of several years, would therefore aggregate approximately $2.2 million. These amounts do not reflect potential adjustments for the effect of the restatement of our consolidated financial statements. In fiscal 2009, we paid $16.5 million in cash to Cypress, of which $15.1 million represents the federal component and $1.4 million represents the state component.

We will continue to be jointly and severally liable for any tax liability during all periods in which it is deemed to be a member of the Cypress consolidated or combined group. Accordingly, although the tax sharing agreement allocates tax liabilities between Cypress and all its consolidated subsidiaries, for any period in which we were included in Cypress’s consolidated or combined group, we could be liable in the event that any federal or state tax liability was incurred, but not discharged, by any other member of the group.

We will continue to be jointly and severally liable to Cypress until the statute of limitations runs or all appeal options are exercised for all years in which we joined in the filing of tax returns with Cypress. If Cypress experiences adjustments to their tax liability pursuant to tax examinations, we may incur an incremental liability.

We would also be liable to Cypress for taxes that might arise from the distribution by Cypress of our class B common stock to Cypress shareholders on September 29, 2008 (see Note 1 to Notes to our Consolidated Financial Statements). As a consequence, in connection with Cypress’ spin-off of our class B common stock, Cypress and us, on August 12, 2008, entered into an Amendment No. 1 to Tax Sharing Agreement (“Amended Tax Sharing Agreement”) to address certain transactions that may affect the tax treatment of the spin-off and certain other matters.

Subject to certain caveats, Cypress obtained a ruling from the IRS to the effect that the distribution by Cypress of our class B common stock to Cypress stockholders qualified as a tax-free distribution under Section 355 of the Internal Revenue Code (“Code”). Despite such ruling, the distribution may nonetheless be taxable to Cypress under Section 355(e) of the Code if 50% or more of our voting power or economic value was or is later acquired as part of a plan or series of related transactions that included the distribution of our stock. The tax sharing agreement required us to indemnify Cypress for any liability incurred as a result of issuances or dispositions of our stock after the distribution, other than liability attributable to certain dispositions of our stock by Cypress, that cause Cypress’s distribution of shares of our stock to our stockholders to be taxable to Cypress under Section 355(e) of the Code.

In addition, under the Amended Tax Sharing Agreement, we are required to provide notice to Cypress of certain transactions that could give rise to our indemnification obligation relating to taxes resulting from the application of Section 355(e) of the Code or similar provisions of other applicable law to the spin-off as a result of one or more acquisitions, as described in the agreement. An acquisition for these purposes includes any acquisition attributable to a conversion of any or all of our class B common stock to class A common stock or any similar recapitalization transaction or series of related transactions (a “Recapitalization”). We are not required to indemnify Cypress for any taxes which would result solely from issuances and dispositions of our stock prior to the spin-off and any acquisition of our stock by Cypress after the spin-off.

Under the Amended Tax Sharing Agreement, we also agreed that, until October 28, 2010, we will not affect a Recapitalization or enter into or facilitate any other transaction resulting in an acquisition, as described in the agreement, of our stock without first obtaining the written consent of Cypress. As further detailed in the agreement, we are not required to obtain Cypress’s consent unless such transactions would involve the acquisition for purposes of Section 355(e) of the Code after August 4, 2008 of more than 25% of our outstanding shares of common stock. In addition, the requirement to obtain Cypress’s consent does not apply to certain qualifying acquisitions of our stock, as defined in the agreement.

We also agreed that we will not (i) effect a Recapitalization during the 36 month period following the spin-off without first obtaining a tax opinion to the effect that such Recapitalization, (either alone or when taken together with any other transaction or transactions, will not cause the spin-off to become taxable under Section 355(e), or (ii) seek any private ruling, including any supplemental private ruling, from the IRS with regard to the spin-off, or any transaction having any bearing on the tax treatment of the spin-off, without the prior written consent of Cypress.

Our headquarters and manufacturing facilities, as well as the facilities of certain of our key subcontractors, are located in regions that are subject to earthquakes and other natural disasters.

Our headquarters and research and development operations are located in California, our manufacturing facilities are located in the Philippines and Malaysia, and the facilities of our subcontractors for assembly and test of solar panels are located in China and Mexico. Since we do not have redundant facilities, any significant earthquake, tsunami or other natural disaster in these countries could materially disrupt our management operations and/or our production capabilities, and could result in our experiencing a significant delay in delivery, or substantial shortage, of our products and services.

We could be adversely affected by any violations of the U.S. Foreign Corrupt Practices Act (“FCPA”) and similar worldwide anti-bribery laws.

The U.S. FCPA and similar anti-bribery laws in other jurisdictions generally prohibit companies and their intermediaries from making improper payments to non-U.S. officials for the purpose of obtaining or retaining business. Our policies mandate compliance with these anti-bribery laws. We operate in many parts of the world that have experienced governmental corruption to some degree and, in certain circumstances, strict compliance with anti-bribery laws may conflict with local customs and practices. In addition, due to the level of regulation in our industry, our entry into new jurisdictions through internal growth or acquisitions requires substantial government contact where norms can differ from U.S. standards. We train our key staff concerning FCPA issues, and we also inform many of our partners, subcontractors, agents and others who work for us or on our behalf that they must comply with FCPA requirements. There can be no assurance that our internal controls and procedures will always protect us from the reckless or criminal acts committed by our employees, subcontractors or agents. If we are found to be liable for FCPA violations (either due to our own acts or our inadvertence, or due to the acts or inadvertence of others), we could suffer from criminal or civil penalties or other sanctions which could have a material adverse effect on our business.

Compliance with environmental regulations can be expensive, and noncompliance with these regulations may result in adverse publicity and potentially significant monetary damages and fines.

We are required to comply with all foreign, U.S. federal, state and local laws and regulations regarding pollution control and protection of the environment. In addition, under some statutes and regulations, a government agency, or other parties, may seek recovery and response costs from operators of property where releases of hazardous substances have occurred or are ongoing, even if the operator was not responsible for such release or otherwise at fault. We use, generate and discharge toxic, volatile and otherwise hazardous chemicals and wastes in our research and development and manufacturing activities. Any failure by us to control the use of, or to restrict adequately the discharge of, hazardous substances could subject us to potentially significant monetary damages and fines or suspensions in our business operations. In addition, if more stringent laws and regulations are adopted in the future, the costs of compliance with these new laws and regulations could be substantial. To date such laws and regulations have not had a significant impact on our operations, and we believe that we have all necessary permits to conduct operations as they are presently conducted. If we fail to comply with present or future environmental laws and regulations, however, we may be required to pay substantial fines, suspend production or cease operations.

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

We selectively pursue contract research, product development and market development programs funded by various agencies of the federal and state governments to complement and enhance our own resources. Funding from government contracts is generally recorded as an offset to our research and development expense. These government agencies may not continue their commitment to programs relevant to our development projects. Moreover, we may not be able to compete successfully to obtain funding through these or other programs, and generally government agencies may unilaterally terminate or modify such agreements. A reduction or discontinuance of these programs, or of our participation in these programs, would increase our research and development expenses, which could materially and adversely affect our results of operations and could impair our ability to develop competitive solar power products and services.

Our reliance on government programs to partially fund our research and development programs could impair our ability to commercialize our solar power products and services.

Government funding of some of our research and development efforts imposes certain restrictions on our ability to commercialize results and may grant commercialization rights to the government. In some funding awards, the government is entitled to intellectual property rights arising from the related research. Such rights could include a nonexclusive, nontransferable, irrevocable, paid-up license to practice or have practiced each subject invention developed under an award throughout the world by or on behalf of the government, or the right to require us to grant a license to the developed technology or products to a third party or, if we refuse, the government may grant the license itself, if the government determines that action is necessary because we fail to achieve practical application of the technology, or because action is necessary to alleviate health or safety needs, to meet requirements of federal regulations, or to give the United States industry preference. Accepting government funding can also require that manufacturing of products developed with federal funding be conducted in the United States.

We are dependent on our intellectual property, and we may face intellectual property infringement claims that could be time-consuming and costly to defend and could result in the loss of significant rights.

From time to time, we, our respective customers or third parties with whom we work may receive letters, including letters from various industry participants, alleging infringement of their patents. Although we are not currently aware of any parties pursuing or intending to pursue infringement claims against us, we cannot assure investors that we will not be subject to such claims in the future. Additionally, we are required by contract to indemnify some of our customers and our third-party intellectual property providers for certain costs and damages of patent infringement in circumstances where our products are a factor creating the customer’s or these third-party providers’ infringement liability. This practice may subject us to significant indemnification claims by our customers and our third-party providers. We cannot assure investors that indemnification claims will not be made or that these claims will not harm our business, operating results or financial condition. Intellectual property litigation is very expensive and time-consuming and could divert management’s attention from our business and could have a material adverse effect on our business, operating results or financial condition. If there is a successful claim of infringement against us, our customers or our third-party intellectual property providers, we may be required to pay substantial damages to the party claiming infringement, stop selling products or using technology that contains the allegedly infringing intellectual property, or enter into royalty or license agreements that may not be available on acceptable terms, if at all. Parties making infringement claims may also be able to bring an action before the International Trade Commission that could result in an order stopping the importation into the United States of our solar cells. Any of these judgments could materially damage our business. We may have to develop non-infringing technology, and our failure in doing so or in obtaining licenses to the proprietary rights on a timely basis could have a material adverse effect on our business.

We have filed, and, may continue to file, claims against other parties for infringing our intellectual property that may be very costly and may not be resolved in our favor.

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

“SunPower” is our registered trademark in certain countries, including the United States, for use with solar cells and solar panels. We are seeking similar registration of the “SunPower” trademark in other countries but we may not be successful in some of these jurisdictions. We hold registered trademarks for SunPower®, PowerLight®, PowerGuard®, PowerTracker® and SunTile®, in certain countries, including the United States. We have not registered, and may not be able to register, these trademarks in other key countries. In the foreign jurisdictions where we are unable to obtain or have not tried to obtain registrations, others may be able to sell their products using trademarks compromising or incorporating “SunPower,” or our other chosen brands, which could lead to customer confusion. In addition, if there are jurisdictions where another proprietor has already established trademark rights in marks containing “SunPower,” or our other chosen brands, we may face trademark disputes and may have to market our products with other trademarks, which may undermine our marketing efforts. We may encounter trademark disputes with companies using marks which are confusingly similar to the SunPower mark, or our other marks, which if not resolved favorably could cause our branding efforts to suffer. In addition, we may have difficulty in establishing strong brand recognition with consumers if others use similar marks for similar products.

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

We seek to protect our proprietary manufacturing processes, documentation and other written materials primarily under trade secret and copyright laws. We also typically require employees and consultants with access to our proprietary information to execute confidentiality agreements. The steps taken by us to protect our proprietary information may not be adequate to prevent misappropriation of our technology. In addition, our proprietary rights may not be adequately protected because:

•	people may not be deterred from misappropriating our technologies despite the existence of laws or contracts prohibiting it;

•	policing unauthorized use of our intellectual property may be difficult, expensive and time-consuming, and we may be unable to determine the extent of any unauthorized use;

•	the laws of other countries in which we market our solar cells, such as some countries in the Asia/Pacific region, may offer little or no protection for our proprietary technologies; and

•	reports we file in connection with government-sponsored research contracts are generally available to the public and third parties may obtain some aspects of our sensitive confidential information.

Reverse engineering, unauthorized copying or other misappropriation of our proprietary technologies could enable third parties to benefit from our technologies without compensating us for doing so. Any inability to adequately protect our proprietary rights could harm our ability to compete, to generate revenue and to grow our business.

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

Our patent applications may not result in issued patents, and even if they result in issued patents, the patents may not have claims of the scope we seek or we may have to refile patent applications due to newly discovered prior art. In addition, any issued patents may be challenged, invalidated or declared unenforceable, or even if we obtain an award of damages for infringement by a third party, such award could prove insufficient to compensate for all damages incurred as a result of such infringement. The term of any issued patents would be 20 years from their filing date and if our applications are pending for a long time period, we may have a correspondingly shorter term for any patent that may issue. Our present and future patents may provide only limited protection for our technology and may not be sufficient to provide competitive advantages to us. For example, competitors could develop similar or more advantageous technologies on their own or design around our patents. Also, patent protection in certain foreign countries may not be available or may be limited in scope and any patents obtained may not be as readily enforceable as in the United States, making it difficult for us to effectively protect our intellectual property from misuse or infringement by other companies in these countries. Our inability to obtain and enforce our intellectual property rights in some countries may harm our business. In addition, given the costs of obtaining patent protection, we may choose not to protect certain innovations that later turn out to be important.

Risks Related to Our Debt and Equity Securities

Conversion of our outstanding 0.75%, 1.25% and 4.75% debentures, future substantial issuances or dispositions of our class A or class B common stock or other securities, could dilute ownership and earnings per share or cause the market price of our stock to decrease.

To the extent we issue class A common stock upon conversion of our outstanding 0.75%, 1.25% and 4.75% debentures, the conversion of some or all of such debentures will dilute the ownership interests of existing stockholders, including holders who had previously converted their debentures. Any sales in the public market of the class A and class B common stock issuable upon such conversion could adversely affect prevailing market prices of our class A and class B common stock. Sales of our class A or class B common stock in the public market or sales of any of our other securities could dilute ownership and earnings per share, and even the perception that such sales could occur and could cause the market prices of our class A and class B common stock to decline. In addition, the existence of our outstanding debentures may encourage short selling of our common stock by market participants who expect that the conversion of the debentures could depress the prices of our class A and class B common stock.

Approximately 4.7 million shares of class A common stock were lent to underwriters of our 1.25% and 0.75% debenture offerings, including approximately 2.9 million shares lent to Lehman Brothers International (Europe) Limited (“LBIE”) and approximately 1.8 million shares lent to Credit Suisse International (“CSI”). Such shares were lent to facilitate later hedging arrangements of future purchases for debentures in the after-market. Shares still held by CSI may be freely sold into the market at any time, and such sales could depress our stock price. In addition, any hedging activity facilitated by our debenture underwriters would involve short sales or privately negotiated derivatives transactions. Due to the September 15, 2008 bankruptcy filing of Lehman Brothers Holding Inc. (“Lehman”) and commencement of administrative proceedings for LBIE in the U.K., we recorded the shares lent to LBIE as issued and outstanding as of September 15, 2008, for the purpose of computing and reporting basic and diluted earnings per share. If Credit Suisse Securities (USA) LLC or its affiliates, including CSI, were to file bankruptcy or commence similar administrative, liquidating, restructuring or other proceedings, we may have to consider approximately 1.8 million shares lent to CSI as issued and outstanding for purposes of calculating earnings per share which would further dilute our earnings per share. These or other similar transactions could further negatively affect our stock price.

The price of our class A common stock, and therefore of our outstanding 0.75%, 1.25% and 4.75% debentures, as well as our class B common stock may fluctuate significantly.

Our class A and class B common stock have experienced extreme price and volume fluctuations. The trading price of our class A and class B common stock could be subject to further wide fluctuations due to the factors discussed in this risk factors section. In addition, the stock market in general, and the Nasdaq Global Select Market and the securities of technology companies and solar companies in particular, have experienced severe price and volume fluctuations. These trading prices and valuations, including our own market valuation and those of companies in our industry generally, may not be sustainable. These broad market and industry factors may decrease the market price of our class A and class B common stock, regardless of our actual operating performance. Because the 0.75%, 1.25% and 4.75% debentures are convertible into our class A common stock, volatility or depressed prices of our class A common stock could have a similar effect on the trading price of these debentures.

Difference in trading history, liquidity, voting rights and other factors may continue to result in different market values for shares of our class A and our class B common stock.

The class A and class B common stock continue to maintain different trading histories, liquidity, and voting rights. Our class B common stock has consistently maintained lower trading prices and liquidity compared to the class A common stock following our spin-off from Cypress on September 28, 2008. This may be caused by the lack of a long trading history and lower trading volume of the class B common stock, compared to the class A common stock, as well as other factors. In addition, the class B common stock is entitled to eight votes per share and the class A common stock is entitled to one vote per share. Additionally, our restated certificate of incorporation imposed certain limitations on the rights of holders of class B common stock to vote the full number of their shares. The difference in the voting rights of our class A and class B common stock could reduce the value of our class A common stock to the extent that any investor or potential future purchaser of our common stock ascribes value to the right of our class B common stock to eight votes per share. These and other factors could lead to ongoing differences in market values between our class A and our class B common stock.

Delaware law and our certificate of incorporation and by-laws contain anti-takeover provisions, our outstanding 0.75%, 1.25% and 4.75% debentures provide for a right to convert upon certain events, and our Board of Directors entered into a rights agreement and declared a rights dividend, any of which could delay or discourage takeover attempts that stockholders may consider favorable.

Provisions in our restated certificate of incorporation and by-laws may have the effect of delaying or preventing a change of control or changes in our management. These provisions include the following:

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

•	our Board of Directors is able to alter our by-laws without obtaining stockholder approval.

Certain provisions of our outstanding debentures could make it more difficult or more expensive for a third party to acquire us. Upon the occurrence of certain transactions constituting a fundamental change, holders of our outstanding 1.25% and 0.75% debentures will have the right, at their option, to require us to repurchase, at a cash repurchase price equal to 100% of the principal amount plus accrued and unpaid interest on the debentures, all of their debentures or any portion of the principal amount of such debentures in integral multiples of $1,000. We may also be required to issue additional shares of our class A common stock upon conversion of such debentures in the event of certain fundamental changes. In addition, on August 12, 2008, we entered into a Rights Agreement with Computershare Trust Company, N.A. and our Board of Directors declared an accompanying rights dividend. The Rights Agreement became effective upon completion of Cypress’ spin-off of our shares of class B common stock to the holders of Cypress common stock. The Rights Agreement contains specific features designed to address the potential for an acquirer or significant investor to take advantage of our capital structure and unfairly discriminate between classes of our common stock. Specifically, the Rights Agreement is designed to address the inequities that could result if an investor, by acquiring 20% or more of the outstanding shares of class B common stock, were able to gain significant voting influence over our Company without making a correspondingly significant economic investment. Our Board of Directors determined that the rights dividend became payable to the holders of record of our common stock as of the close of business on September 29, 2008. The rights dividend and Rights Agreement, commonly referred to as a “poison pill,” could delay or discourage takeover attempts that stockholders may consider favorable.

ITEM 1B: UNRESOLVED STAFF COMMENTS

None.

ITEM 2: PROPERTIES

Our corporate headquarters is located in San Jose, California, where we occupy approximately 60,000 square feet under a lease from Cypress that expires in April 2011. In Richmond, California, we occupy approximately 207,000 square feet for office, light industrial and research and development use under a lease from an unaffiliated third party that expires in December 2018. In addition to these facilities, we also have our European headquarters located in Geneva, Switzerland where we occupy approximately 4,000 square feet under a lease that expires in September 2012 as well as sales and support offices in Southern California, New Jersey, Oregon, Australia, Canada, France, Germany, Italy, Spain, and South Korea, all of which are leased from unaffiliated third parties.

We leased from Cypress an approximately 215,000 square foot building in the Philippines from fiscal 2003 through April 2008, which serves as FAB1 with four solar cell manufacturing lines in operation. In May 2008, we purchased FAB1 from Cypress and assumed the lease for the land from an unaffiliated third party for a total purchase price of $9.5 million. The lease for the land expires in May 2048 and is renewable for an additional 25 years. In August 2006, we purchased a 344,000 square foot building in the Philippines which serves as FAB2 with twelve solar cell manufacturing lines in operation. We plan to begin production in 2010 on the first solar cell manufacturing line at FAB3 which is being constructed in Malaysia. FAB3 is being constructed in two phases, with an aggregate annual solar cell manufacturing capacity of more than 500 MWdc and 1 GWdc after completion of the first phase and second phase, respectively. In January 2008, we completed the construction of an approximately 175,000 square foot building in the Philippines which serves as our solar panel assembly facility that currently operates five solar panel assembly lines with a rated annual solar panel manufacturing capacity of 150 MWdc. We may require additional space in the future, which may not be available on commercially reasonable terms or in the location we desire.

Because of the interrelation of our business segments, both the Components Segment and Systems Segment use substantially all of the properties at least in part, and we retain the flexibility to use each of the properties in whole or in part for each of the segments. Therefore, we do not identify or allocate assets by business segment. For more information on property, plant and equipment by country, see Note 20 of Notes to our Consolidated Financial Statements in Part II — "Item 8: Financial Statements and Supplemental Data."

ITEM 3: LEGAL PROCEEDINGS

Audit Committee Investigation and Related Litigation

In November 2009, the Audit Committee of our Board of Directors initiated an independent investigation, which was recently completed, regarding certain unsubstantiated accounting entries. For information regarding the Audit Committee’s investigation and the restatement adjustments, see Part II — “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations — Restatement of Previously Issued Consolidated Financial Statements” and “Item 8: Financial Statements and Supplementary Data — Note 2 of Notes to Consolidated Financial Statements.” For a description of the control deficiencies identified by management as a result of the investigation and our internal reviews, and management’s plan to remediate those deficiencies, see Part II — “Item 9A: Controls and Procedures.”

Three securities class action lawsuits were filed against our Company and certain of our current and former officers in the United States District Court for the Northern District of California on behalf of a class consisting of those who acquired our securities from April 17, 2008, through November 16, 2009. The cases are captioned Plichta v. SunPower Corp. et al., Case No. CV-09-5473-RS (N.D. Cal.) (filed November 18, 2009); Cao v. SunPower Corp. et al., Case No. CV-09-5488-RS (N.D. Cal.) (filed November 18, 2009); and Parrish v. SunPower Corp. et al., Case No. C-09-05520-RS (N.D. Cal.) (filed November 20, 2009). The Cao lawsuit also includes our independent registered public accounting firm, PricewaterhouseCoopers LLP, as a defendant. The actions arise from the Audit Committee’s investigation announcement on November 16, 2009. The complaints allege that the defendants made material misstatements and omissions concerning our financial results for 2008 and 2009, seek an unspecified amount of damages, and allege violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. The cases were consolidated as Case No. CV-09-5473, and lead plaintiff and lead counsel were appointed, on March 5, 2010. We believe we have meritorious defenses to these allegations and will vigorously defend our self in these matters. We are currently unable to determine if the resolution of these matters will have an adverse effect on our financial position, liquidity or results of operations.

Derivative actions purporting to be brought on our behalf have also been filed in state and federal courts against several of our current and former officers and directors based on the same events alleged in the securities class action lawsuits described above. The California state derivative complaints, captioned Bonna v. Werner et al., Case No. 1-09-CV-158522 (Santa Clara Sup. Ct.) (filed December 1, 2009), Sutherland v. Werner et al., Case No. 1-09-CV-159022 (Santa Clara Sup. Ct.) (filed December 9, 2009), and Barker v. Rodgers et al., Case No. 1-10-CV-161238 (Santa Clara Sup. Ct.) (filed January 11, 2010), assert state-law claims for breach of fiduciary duty, abuse of control, unjust enrichment, gross mismanagement, and waste of corporate assets. The federal derivative complaints, captioned Logan v. Werner et al., Case No. C-09-05731-RS (N.D. Cal.) (filed December 4, 2009) and Clarke v. Werner et al., Case No. CV-09-5925-RS (N.D. Cal.) (filed December 17, 2009), assert state-law claims for breach of fiduciary duty, waste of corporate assets, and unjust enrichment. The complaints seek an unspecified amount of damages. We intend to oppose the derivative plaintiffs’ efforts to pursue this litigation on our behalf. We are currently unable to determine if the resolution of these matters will have an adverse effect on our financial position, liquidity or results of operations.

We are also a party to various other litigation matters and claims that arise from time to time in the ordinary course of our business. While we believe that the ultimate outcome of such matters will not have a material adverse effect on our Company, their outcomes are not determinable and negative outcomes may adversely affect our financial position, liquidity or results of operations.

ITEM 4: RESERVED

PART II

ITEM 5: MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our class A and class B common stock is listed on the Nasdaq Global Select Market under the trading symbol “SPWRA” and “SPWRB,” respectively. The high and low trading prices of our class A and class B common stock during fiscal 2009 and 2008 are as follows:

	SPWRA		SPWRB*
	High	Low	High	Low
For the year end January 3, 2010
Fourth quarter	$33.70	$20.05	$29.19	$17.60
Third quarter	33.45	22.35	28.63	19.90
Second quarter	32.34	22.61	28.97	19.71
First quarter	45.15	20.91	38.16	19.27
For the year end December 28, 2008
Fourth quarter	$77.25	$19.00	$71.47	$11.94
Third quarter	97.55	61.23	-	-
Second quarter	99.58	72.71	-	-
First quarter	131.29	54.95	-	-

*	Our class B common stock started trading publicly on September 30, 2008.

As of March 4, 2010, there were approximately 53 and 1,028 record holders of our class A and class B common stock, respectively. A substantially greater number of holders of our class A and class B common stock are in “street name” or beneficial holders, whose shares are held of record by banks, brokers and other financial institutions.

Dividends

We have never declared or paid any cash dividend on our common stock, and we do not currently intend to pay any cash dividend on our common stock in the foreseeable future. We intend to retain future earnings, if any, to finance the operation and expansion of our business.

Our credit facilities place restrictions on our Company and our subsidiaries’ ability to pay cash dividends. Additionally, our 1.25% and 0.75% convertible debentures allow the holders to convert their bonds into our class A common stock if we declare a dividend that on a per share basis exceeds 10% of our class A common stock’s market price.

Recent Sales of Unregistered Securities

We conducted no unregistered sales of equity securities during the fourth quarter of fiscal 2009.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (1) (in thousands)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Publicly Announced Plans or Programs
October 26, 2009 through November 22, 2009	27	$26.55	-	-
	27	$26.55	-	-

(1)	The total number of shares purchased includes only shares surrendered to satisfy tax withholding obligations in connection with the vesting of restricted stock issued to employees.

Equity Compensation Plan Information

The following table provides certain information as of January 3, 2010 with respect to our equity compensation plans under which shares of class A common stock are authorized for issuance (in thousands, except dollar figures):

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities relfected in the first column)
Equity compensation plans approved by security holders	1,594		$10.25	2,351
Equity compensation shares not approved by security holders	15	(1)	$2.00	-
	1,609	(2)	$10.17	2,351

(1)	Represents one option to purchase shares of class A common stock issued to one SunPower employee on June 17, 2004 with an exercise price of $2.00, vesting over five years.
(2)
This table excludes options to purchase an aggregate of approximately 290,000 shares of class A common stock, at a weighted average exercise price of $13.07 per share, that we assumed in connection with the acquisition of PowerLight Corporation (“PowerLight”) (now known as SunPower Corporation, Systems) in January 2007.

ITEM 6: SELECTED CONSOLIDATED FINANCIAL DATA

On November 16, 2009, our Company announced that its Audit Committee commenced an independent investigation into certain accounting and financial reporting matters at our Philippines operations (“SPML”). The Audit Committee retained independent counsel, forensic accountants and other experts to assist it in conducting the investigation.

As a result of the investigation, the Audit Committee concluded that certain unsubstantiated accounting entries were made at the direction of the Philippines-based finance personnel in order to report results for manufacturing operations that would be consistent with internal expense projections. The entries generally resulted in an understatement of our Company’s cost of goods sold (referred to as “cost of revenue” in our Statements of Operations). The Audit Committee concluded that the efforts were not directed at achieving our Company’s overall financial results or financial analysts’ projections of our Company’s financial results. The Audit Committee also determined that these accounting issues were confined to the accounting function in the Philippines. Finally, the Audit Committee concluded that executive management neither directed nor encouraged, nor was aware of, these activities and was not provided with accurate information concerning the unsubstantiated entries. In addition to the unsubstantiated entries, during the Audit Committee investigation various accounting errors were discovered by the investigation and by management. Prior to the end of our 2009 fiscal year, management of our Company implemented new processes and controls to remediate a material weakness in our internal control over financial reporting in our Philippines operations; however, two additional material weaknesses related to our Philippines operations were not remediated as of January 3, 2010 and therefore our Company’s internal control over financial reporting and our disclosure controls and procedures were not effective as of that date. See Part II — “Item 9A: Controls and Procedures.”

The following selected consolidated financial data should be read together with “Item 7:  Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 8: Financial Statements and Supplementary Data” included elsewhere in this Annual Report on Form 10-K. We report our results of operations on the basis of 52- or 53-week periods, ending on the Sunday closest to December 31. Fiscal 2005 ended on January 1, 2006, fiscal 2006 ended on December 31, 2006, fiscal 2007 ended on December 30, 2007, fiscal 2008 ended on December 28, 2008 and each fiscal year included 52 weeks. Fiscal 2009 ended on January 3, 2010 and included 53 weeks. Our fiscal quarters end on the Sunday closest to the end of the applicable calendar quarter, except in a 53-week fiscal year in which the additional week falls into the fourth quarter of that fiscal year.

We have restated the selected financial data as of and for the year ended December 28, 2008 to reflect the results of the independent investigation by the Audit Committee, as well as other adjustments identified by management during the course of the investigation and for out-of-period adjustments. For more information, refer to Note 2 of our Notes to Consolidated Financial Statements.

	Year Ended
	January 3,	December 28,	December 30,	December 31,	January 1,
	2010	2008 (1) (2)	2007 (1) (3)	2006	2006
		(As Restated)
(In thousands, except per share data)
Consolidated Statements of Operations Data
Revenue:
Systems	$589,470	$823,307	$464,178	$-	$-
Components	934,813	614,287	310,612	236,510	78,736
Total revenue	1,524,283	1,437,594	774,790	236,510	78,736
Cost of revenue:
Cost of systems revenue	498,594	659,752	386,532	-	-
Cost of components revenue	741,969	428,221	240,507	186,042	74,353
Total cost of revenue	1,240,563	1,087,973	627,039	186,042	74,353
Gross margin	283,720	349,621	147,751	50,468	4,383
Operating income (loss)	61,834	154,407	2,289	19,107	(12,985)
Income (loss) before income taxes and equity in earnings of unconsolidated investees	44,272	116,069	6,512	28,461	(15,793)
Income (loss) before equity in earnings of unconsolidated investees	23,244	75,451	28,596	26,516	(15,843)
Net income (loss)	$33,173	$89,528	$28,318	$26,516	$(15,843)

Net income (loss) per share of class A and class B common stock: (4)
Basic	$0.36	$1.10	$0.37	$0.40	$(0.68)
Diluted	$0.36	$1.05	$0.37	$0.37	$(0.68)

Weighted-average shares: (4) (5)
Basic	91,050	80,522	75,413	65,864	23,306
Diluted	92,746	83,947	80,439	71,011	23,306

	January 3,	December 28,	December 30,	December 31,	January 1,
(In thousands)	2010	2008 (1) (2)	2007 (1) (3)	2006	2006
		(As Restated)
Consolidated Balance Sheet Data
Cash and cash equivalents, restricted cash and cash equivalents, current portion and short-term investments	$677,919	$232,750	$390,667	$182,092	$143,592
Working capital	747,246	419,688	205,549	228,269	155,243
Total assets	2,696,036	2,082,746	1,671,193	576,836	317,654
Long-term debt	237,703	54,598	-	-	-
Convertible debt, net of current portion	398,606	357,173	333,210	-	-
Long-term deferred tax liabilities	6,777	6,493	45,512	46	336
Customer advances, net of current portion	72,288	91,359	60,153	27,687	28,438
Other long-term liabilities	70,045	44,222	14,975	-	-
Total stockholders' equity	1,375,521	1,098,687	945,184	488,771	258,650

(1)
As adjusted to reflect the adoption of new accounting guidance for convertible debt instruments that may be settled in cash upon conversion. See Note 1 of Notes to our Consolidated Financial Statements.

(2)
We have restated our Consolidated Financial Statements as of and for the year ended December 28, 2008 to reflect the results of our Audit Committee’s independent investigation into certain unsubstantiated accounting entries. The effect of this restatement was a reduction of net income by $9.7 million, or $0.11 per share. See Note 2 of Notes to our Consolidated Financial Statements.

(3)
On January 10, 2007, we completed the acquisition of PowerLight, a leading global provider of large-scale solar power systems, which we renamed SunPower Corporation, Systems (“SP Systems”) in June 2007. SP Systems designs, manufactures, markets and sells solar electric power system technology that integrates solar panels manufactured by us and other suppliers to convert sunlight to electricity compatible with the utility network. The results of SP Systems have been included in our selected consolidated financial information since January 10, 2007. See Note 4 of Notes to our Consolidated Financial Statements.

(4)
Fiscal year 2008, 2007 and 2006 have been adjusted to reflect the adoption of new accounting guidance for unvested share-based payment awards that contain rights to nonforfeitable dividends that are participating securities. The impact to net income per share during fiscal 2007 and 2006 as a result of adopting the new accounting guidance was not significant. See Note 1 of Notes to our Consolidated Financial Statements.

(5)
As of September 15, 2008, we have included an additional 2.9 million shares of class A common stock in basic weighted average common shares due to the insolvency of the borrower of these shares. See Note 18 of Notes to our Consolidated Financial Statements for a detailed explanation of the determination of the shares used in computing basic and diluted net income (loss) per share.

ITEM 7: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Restatement of Previously Issued Consolidated Financial Statements

Background and Scope of Investigation

On November 16, 2009, our Company announced that its Audit Committee commenced an independent investigation into certain accounting and financial reporting matters at our Philippines operations (“SPML”). The Audit Committee retained independent counsel, forensic accountants and other experts to assist it in conducting the investigation.

As a result of the investigation, the Audit Committee concluded that certain unsubstantiated accounting entries were made at the direction of the Philippines-based finance personnel in order to report results for manufacturing operations that would be consistent with internal expense projections. The entries generally resulted in an understatement of our Company’s cost of goods sold (referred to as “cost of revenue” in our Statements of Operations). The Audit Committee concluded that the efforts were not directed at achieving our Company’s overall financial results or financial analysts’ projections of our Company’s financial results. The Audit Committee also determined that these accounting issues were confined to the accounting function in the Philippines. Finally, the Audit Committee concluded that executive management neither directed nor encouraged, nor was aware of, these activities and was not provided with accurate information concerning the unsubstantiated entries. In addition to the unsubstantiated entries, during the Audit Committee investigation various accounting errors were discovered by the investigation and by management. Prior to the end of our 2009 fiscal year, management of our Company implemented new processes and controls to remediate a material weakness in our internal control over financial reporting in our Philippines operations; however, two additional material weaknesses related to our Philippines operations were not remediated as of January 3, 2010 and therefore our Company’s internal control over financial reporting and our disclosure controls and procedures were not effective as of that date. See Part II — “Item 9A: Controls and Procedures.”

General Overview

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

Our solar power products are sold through our systems and components business segments. Our Systems Segment generally represents sales directly to system owners and include engineering, procurement, construction (“EPC”) and other services relating to solar electric power systems that integrate our solar panels and balance of systems components, as well as materials sourced from other manufacturers. Our Components Segment primarily represents sales of our solar panels and inverters to solar systems installers and other resellers, including our third-party global dealer network.

We were originally incorporated in California in April 1985 by Dr. Richard Swanson to develop and commercialize high-efficiency solar cell technologies. Cypress Semiconductor Corporation (“Cypress”) made a significant investment in SunPower in 2002. In November 2004, Cypress acquired 100% ownership of all outstanding shares of our capital stock, excluding unexercised warrants and options. In November 2005, we reincorporated in Delaware, created two classes of common stock and held an initial public offering (“IPO”) of our class A common stock. After completion of our IPO, Cypress held all the outstanding shares of our class B common stock. On September 29, 2008, Cypress distributed to its shareholders all of its shares of our class B common stock, in the form of a pro rata dividend to the holders of record as of September 17, 2008 of Cypress common stock. As a result, our class B common stock now trades publicly and is listed on the Nasdaq Global Select Market, along with our class A common stock, and we discontinued being a majority-owned subsidiary of Cypress.

Change in Segment Reporting

On January 25, 2010, we announced that Howard Wenger and James Pape will serve as president of our utilities and power plants business group and president of our residential and commercial business group, respectively. To reflect the changes we are in the process of making decisions internally in terms of how we manage these customer-focused business groups, allocate resources and assess performance. We will change our segment reporting from our Systems Segment and Components Segment to our Utilities and Power Plants Segment (“UPP”) and Residential and Commercial Segment (“R&C”) effective in the second quarter of fiscal 2010. Our UPP Segment will reflect our large-scale solar products and systems business while our R&C Segment will reflect our rooftop solar products and systems business. We intend to reflect this new segment in our Quarterly Report on Form 10-Q for such quarter.

Unit of Power

When referring to our facilities’ manufacturing capacity, the unit of electricity in watts for kilowatts (“KW”), megawatts (“MW”) and gigawatts (“GW”) is direct current (“dc”). When referring to our solar power plant systems, the unit of electricity in watts for KW, MW and GW is alternating current (“ac”).

Financial Operations Overview

The following describes certain line items in our Consolidated Statements of Operations:

Revenue

Systems Segment Revenue:  Our systems revenue represents sales of EPC projects and other services relating to solar electric power systems that integrate our solar panels and balance of systems components, as well as materials sourced from other manufacturers. In the United States, where customers often utilize rebate and tax credit programs in connection with projects rated one MWac or less of capacity, we typically sell solar systems rated up to one MWac of capacity to provide a supplemental, distributed source of electricity for a customer’s facility as well as ground mount systems reaching up to 250 MWac for regulated utilities. In the United States, many customers choose to purchase solar electricity under a power purchase agreement (“PPA”) with a financing company which buys the system from us. In Europe and South Korea, our systems are often purchased by third-party investors as central-station solar power plants, typically rated from one to thirty MWac, which generate electricity for sale under tariff to regional and public utilities. We also sell our solar systems under materials-only sales contracts in the United States, Europe and Asia. The balance of our systems revenue are generally derived from sales to new home builders for residential applications and maintenance revenue from servicing installed solar systems. We expect fiscal 2010 systems revenue to be more heavily weighted to the second half of the year due to revenue recognition timing differences between the construction completion and sale of multiple large-scale projects.

Components Segment Revenue:  Our components revenue represents sales of our solar panels and inverters to solar systems installers and other resellers, including our third-party global dealer network. Factors affecting our components revenue include unit volumes of solar panels produced and shipped, average selling prices, product mix, product demand and the percentage of our construction projects sourced with SunPower solar panels sold through the Systems Segment which reduces the inventory available to sell through our Components Segment. As we ramped production beginning in fiscal 2004, we have experienced year-over-year unit volume increases in shipments of our solar power products. From fiscal 2005 through 2008, we experienced increases in blended average selling prices for our solar power products primarily due to the strength of end-market demand and favorable currency exchange rates. Accordingly, our Components Segment's average selling prices were slightly higher during fiscal 2008 compared to the same period in fiscal 2007. In fiscal 2009, blended average selling prices for our solar power products decreased approximately 19% from fiscal 2008 mainly due to competing market drivers and unprecedented price pressure. Over the next several years, we expect average selling prices for our solar power products to decline as the market becomes more competitive, as certain competitors substantially lower the price of products in an oversupplied environment, as there is a potential for weaker end demand, as financial incentives for solar power decline as typically planned by local, state, and national policy programs designed to accelerate solar power adoption, and as certain products mature and as manufacturers are able to lower their manufacturing costs and pass on some of the savings to their customers.

Cost of Revenue

Systems Segment Cost of Revenue:  Our cost of systems revenue consists primarily of solar panels, mounting systems, inverters and subcontractor costs. The cost of solar panels is the single largest cost element in our cost of systems revenue. Our Systems Segment sourced substantially all of its solar panel installations with SunPower solar panels in fiscal 2009, as compared to 60% and 27% in fiscal 2008 and 2007, respectively. Our Systems Segment generally experiences higher gross margin on construction projects that utilize SunPower solar panels compared to construction projects that utilize solar panels purchased from third parties.

Our cost of systems revenue will also fluctuate from period to period due to the mix of projects completed and recognized as revenue, in particular between large projects and large commercial installation projects. Our gross margin each quarter is affected by a number of factors, including the types of projects in process, the gross margins estimated for those projects in progress and the actual Systems Segment overhead costs. Historically, revenue from materials-only sales contracts generate a higher gross margin percentage for our Systems Segment than revenue generated from turnkey contracts which generate higher revenue per watt from providing both materials as well as EPC management services.

Almost all of our Systems Segment construction contracts are fixed price contracts. However, we have in several instances obtained change orders that reimburse us for additional unexpected costs due to various reasons. The Systems Segment also has long-term agreements for solar panel purchases with several major solar panel manufacturers, some with penalty payments and/or take-or-pay arrangements. An increase in project costs, including solar panel, inverter and subcontractor costs, over the term of a construction contract could have a negative impact on our Systems Segment’s overall gross margin. Our Systems Segment's gross margin may also be impacted by provisions for inventory reserves. We are seeking to improve gross margin over time as we implement cost reduction efforts, improve manufacturing processes, and seek better and less expensive materials globally, as we grow the business to attain economies of scale on fixed costs. Any increase in gross margin based on these items, however, could be partially or completely offset by increased raw material costs or our inability to increase revenue in line with expectations, and other competitive pressures on gross margin.

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

Other Cost of Revenue Factors:  Other factors contributing to cost of revenue include amortization of other intangible assets, stock-based compensation, depreciation, provisions for estimated warranty, salaries, personnel-related costs, freight, royalties, facilities expenses and manufacturing supplies associated with contracting revenue and solar cell fabrication as well as factory pre-operating costs associated with our manufacturing facilities. Such pre-operating costs included compensation and training costs for factory workers as well as utilities and consumable materials associated with preproduction activities. From fiscal 2005 through 2008, demand for our solar power products was robust and our production output increased allowing us to spread a significant amount of our fixed costs over relatively high production volume, thereby reducing our per unit fixed cost. During the first half of fiscal 2009, we responded to the oversupply of solar power products in the market due to general economic conditions by temporarily reducing manufacturing output to better match the current demand environment. Though general economic conditions remain weakened, we have begun to see a return in demand in the second half of fiscal 2009.

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

Research and development expense is reported net of any funding received under contracts with governmental agencies because such contracts are considered collaborative arrangements. These awards are typically structured such that only direct costs, research and development overhead, procurement overhead and general and administrative expenses that satisfy government accounting regulations are reimbursed. In addition, our government awards from state agencies will usually require us to pay to the granting governmental agency certain royalties based on sales of products developed with government funding or economic benefit derived from incremental improvements funded. Royalties paid to governmental agencies are charged to the cost of goods sold. Our funding from government contracts offset our research and development expense by approximately 22%, 25% and 21% in fiscal 2009, 2008 and 2007, respectively.

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

Purchased in-process research and development expense for fiscal 2007 of $9.6 million resulted from the acquisition of PowerLight Corporation (“PowerLight”) (now known as SunPower Corporation, Systems, or “SP Systems”), as technological feasibility associated with the in-process research and development projects had not been established and no alternative future use existed. In addition, as a result of the change in our branding strategy during the quarter ended July 1, 2007, the net book value of the PowerLight trade name of $14.1 million was written off as an impairment of acquisition-related intangible assets.

Other Income (Expense), Net

Interest income consists of interest earned on cash, cash equivalents, restricted cash, restricted cash equivalents and available-for-sale securities. Interest expense primarily relates to borrowings under our senior convertible debentures, the facility agreement with the Malaysian Government, the term loan with Union Bank, N.A. (“Union Bank”), fees for our outstanding letters of credit with Wells Fargo Bank, N.A. (“Wells Fargo”) and customer advance payments (see Note 10 and 14 of Notes to our Consolidated Financial Statements). Gain on purchased options for fiscal 2009 of $21.2 million resulted from the price of our class A common stock increasing substantially on April 28, 2009, the one-day period that the underwriters’ over-allotment option in favor of the 4.75% senior convertible debentures (“4.75% debentures”) was unexercised (see Note 14 of Notes to our Consolidated Financial Statements). Other, net consists primarily of gains or losses on foreign exchange and derivatives as well as impairment charges for certain available-for-sale securities.

Income Taxes

For financial reporting purposes, during periods when we were a subsidiary of Cypress, income tax expense and deferred income tax balances were calculated as if we were a separate entity and had prepared our own separate tax return. Effective with the closing of our public offering of common stock in June 2006, we were no longer eligible to file federal and most state consolidated tax returns with Cypress. As of September 29, 2008, Cypress completed a spin-off of all of its shares of our class B common stock to its shareholders, so we are no longer eligible to file any remaining state consolidated tax returns with Cypress. Under our tax sharing agreement with Cypress, we agreed to pay Cypress for any federal and state income tax credit or net operating loss carryforwards utilized in our federal and state tax returns in subsequent periods that originated while our results were included in Cypress’s federal tax returns. Deferred tax assets and liabilities are recognized for temporary differences between financial statement and income tax bases of assets and liabilities. Valuation allowances are provided against deferred tax assets when management cannot conclude that it is more likely than not that some portion or all deferred tax assets will be realized. See Notes 1, 3 and 16 of Notes to our Consolidated Financial Statements.

We currently benefit from income tax holiday incentives in the Philippines in accordance with our subsidiary’s registration with the Philippine Economic Zone Authority, which provide that we pay no income tax in the Philippines. Our current income tax holidays were granted as manufacturing lines were placed in services and thereafter expire within the next several years beginning in 2010, and we intend to apply for extensions and renewals upon expiration. However, these tax holidays may or may not be extended and the holiday for two of the sixteen total manufacturing lines will expire at the end of 2010. We believe that as our Philippine tax holidays expire, (a) gross income attributable to activities covered by our Philippine Economic Zone Authority registrations will be taxed at a 5% preferential rate, and (b) our Philippine net income attributable to all other activities will be taxed at the statutory Philippine corporate income tax rate, currently 30%. An increase in our tax liability could materially and negatively affect our financial condition and results of operations.

Our Company has an auxiliary company ruling in Switzerland where it sells its solar power products. The auxiliary company ruling results in a reduced effective Swiss tax rate of approximately 11.5%. The ruling expired at the end of 2009, and our Company is currently in discussions with the Swiss authorities regarding an extension. If the ruling is not renewed, Swiss income would be taxable at the full Swiss tax rate of approximately 32%.

In May 2008, our Company was issued a letter from the Malaysian Industrial Development Authority related to our manufacturing activities in Malaysia authorizing either a 15 year income tax exemption or an income tax exemption equivalent to 100% of the qualifying capital expenditures over a period of 10 years. The Malaysian manufacturing facility is currently under construction. We expect to pay no income tax in Malaysia related to manufacturing activities until 2023.

Equity in Earnings of Unconsolidated Investees

In the third quarter of fiscal 2006, we entered into an agreement to form Woongjin Energy Co., Ltd. (“Woongjin Energy”), a joint venture to manufacture monocrystalline silicon ingots. This joint venture is located in South Korea and began manufacturing in the third quarter of fiscal 2007. In the fourth quarter of fiscal 2007, we entered into an agreement to form First Philec Solar Corporation (“First Philec Solar”), a joint venture to provide wafer slicing services of silicon ingots. This joint venture is located in the Philippines and became operational in the second quarter of fiscal 2008. We account for these investments using the equity method, in which the equity investments are classified as “Other long-term assets” in the Consolidated Balance Sheets and our share of the investees’ earnings (loss) is included in “Equity in earnings of unconsolidated investees” in the Consolidated Statements of Operations. See Note 13 of Notes to our Consolidated Financial Statements.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based on our financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Our most critical policies include: (a) revenue recognition, which impacts the recording of revenue; (b) allowance for doubtful accounts and sales returns, which impacts sales, general and administrative expense; (c) warranty reserves, which impact cost of revenue and gross margin; (d) valuation of inventories, which impacts cost of revenue and gross margin; (e) equity in earnings of unconsolidated investees, which impacts net income; (f) accounting for business combinations, which impacts fair value of goodwill and other intangible assets; (g) valuation of long-lived assets, which impacts impairments of property, plant and equipment and other intangible assets; (h) goodwill impairment testing, which impacts our measurement of potential impairment of our goodwill; (i) fair value of financial instruments; and (j) accounting for income taxes, which impacts our tax provision (benefit). We also have other key accounting policies that are less subjective and, therefore, judgments in their application would not have a material impact on our reported results of operations. The following is a discussion of our most critical policies as of and for the year ended January 3, 2010, as well as the estimates and judgments involved.

Revenue Recognition

Construction Contracts

Our systems revenue is primarily comprised of EPC projects which are governed by customer contracts that require us to deliver functioning solar power systems and are generally completed within three to twelve months from commencement of construction. In addition, our Systems Segment also derives revenue from sales of certain solar power products and services that are smaller in scope than an EPC project. We recognize revenue from fixed price construction contracts using the percentage-of-completion method of accounting. Under this method, systems revenue arising from fixed price construction contracts is recognized as work is performed based on the percentage of incurred costs to estimated total forecasted costs.

Incurred costs used in our percentage-of-completion calculation include all direct material, labor, subcontract costs and those indirect costs related to contract performance, such as indirect labor, supplies and tools. Project material costs are included in incurred costs when the project materials have been installed by being permanently attached or fitted to the solar power system as required by the project’s engineering design.

In addition to an EPC deliverable, a limited number of arrangements also include multiple deliverables such as post-installation systems monitoring and maintenance. For contracts with separately priced monitoring and maintenance, we recognize revenue related to such separately priced elements on a straight-line basis over the contract period. For contracts including monitoring and maintenance not separately priced, we determined that post-installation systems monitoring and maintenance qualify as separate units of accounting. Such post-installation monitoring and maintenance are deferred at the time the contract is executed and are recognized to revenue over the contractual term. The remaining EPC is recognized to revenue on a percentage-of-completion basis.

In addition, when arrangements include contingent revenue clauses such as penalty payments or customer termination or put rights for non-performance, we defer the contingent revenue until such time as the contingencies expire. In certain limited cases, we could be required to buy-back a customer’s system at fair value on specified future dates if certain minimum performance thresholds are not met for periods up to two years. To date, no such repurchase obligations have been required.

Provisions for estimated losses on uncompleted contracts, if any, are recognized in the period in which the loss first becomes probable and reasonably estimable. Contracts may include profit incentives such as milestone bonuses. These profit incentives are included in the contract value when their realization is reasonably assured.

Solar Power Products

We sell our solar panels and inverters from the Components Segment, as well as our balance of system components from the Systems Segment, primarily to system integrators and distributors, and recognize revenue, net of accruals for estimated sales returns, when persuasive evidence of an arrangement exists, the product has shipped, title and risk of loss has passed to the customer, the sales price is fixed and determinable, collectability of the resulting receivable is reasonably assured and the rights and risks of ownership have passed to the customer. We do not currently have any significant post-shipment obligations, including installation, training or customer acceptance clauses with any of our customers which could have an impact on revenue recognition. Our revenue recognition is consistent across all geographic locations.

Allowance for Doubtful Accounts and Sales Returns

We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. A considerable amount of judgment is required to assess the likelihood of the ultimate realization of accounts receivables. We make our estimates of the collectability of our accounts receivable by analyzing historical bad debts, specific customer creditworthiness and current economic trends. The allowance for doubtful accounts was $2.3 million and $1.9 million as of January 3, 2010 and December 28, 2008, respectively.

In addition, at the time revenue is recognized, we simultaneously record estimates for sales returns which reduces revenue. These estimates are based on historical sales returns, analysis of credit memo data and other known factors. Actual returns could differ from these estimates. The allowance for sales returns was $1.9 million and $0.2 million as of January 3, 2010 and December 28, 2008, respectively.

Warranty Reserves

We generally warrant or guarantee the performance of the solar panels that we manufacture at certain levels of power output for 25 years. In addition, we pass through to customers long-term warranties from the original equipment manufacturers (“OEMs”) of certain system components. Warranties of 25 years from solar panels suppliers are standard in the solar industry, while inverters typically carry warranty periods ranging from 5 to 10 years. In addition, we generally warrant our workmanship on installed systems for a period of 2, 5 or 10 years. We maintain reserves to cover the expected costs that could result from these warranties. Our expected costs are generally in the form of product replacement or repair. Warranty reserves are based on our best estimate of such costs and are recognized as a cost of revenue. We continuously monitor product returns for warranty failures and maintain a reserve for the related warranty expenses based on various factors including historical warranty claims, results of accelerated lab testing, field monitoring, vendor reliability estimates and data on industry averages for similar products. Historically, warranty costs have been within our expectations. Accruals for warranties issued were $22.0 million, $14.2 million and $10.8 million during fiscal 2009, 2008 and 2007, respectively, and the year-over-year increase is primarily attributable to increased sales of our solar power products. See Note 12 of Notes to our Consolidated Financial Statements.

Valuation of Inventories

Inventories are valued at the lower of cost or market value. Certain factors could impact the realizable value of our inventories, so we continually evaluate the recoverability based on assumptions about customer demand and market conditions. The evaluation may take into consideration historic usage, expected demand, anticipated sales price, new product development schedules, the effect new products might have on the sale of existing products, product obsolescence, customer concentrations, product merchantability and other factors. The reserve or write-down is equal to the difference between the cost of inventories and the estimated market value based on assumptions about future demand and market conditions, including the costs of raw materials. If actual market conditions are less favorable than those projected by management, additional inventories reserves or write-downs may be required that could negatively impact our gross margin and operating results. If actual market conditions are more favorable, we may have higher gross margin when products that have been previously reserved or written down are eventually sold. See Note 6 of Notes to our Consolidated Financial Statements.

Equity in Earnings of Unconsolidated Investees

We account for our investment in Woongjin Energy located in South Korea and First Philec Solar located in the Philippines under the equity method in which the equity investments are classified as “Other long-term assets” in the Consolidated Balance Sheets and our share of the investees’ earnings is included in “Equity in earnings of unconsolidated investees” in the Consolidated Statements of Operations. As of both January 3, 2010 and December 28, 2008, we had a 42.1% equity investment in Woongjin Energy. As of January 3, 2010 and December 28, 2008, we had a 20% and 19% equity investment, respectively, in First Philec Solar. To calculate our share of the investees’ earnings (loss), we adjust the net income (loss) of each joint venture to conform to U.S. GAAP and multiply that by our equity investment ownership percentage.

We periodically evaluate the qualitative and quantitative attributes of our relationship with Woongjin Energy and First Philec Solar to determine whether we are the primary beneficiary of the joint ventures and need to consolidate their financial results into our financial statements. We do not consolidate the financial results of Woongjin Energy and First Philec Solar as we have concluded that we are not the primary beneficiary of these joint ventures and we do not absorb a majority of the joint ventures’ income (loss) or receive a majority of the expected residual returns. See Note 13 of the Notes to our Consolidated Financial Statements for discussions of our joint ventures.

Accounting for Business Combinations

We record all acquired assets and liabilities, including goodwill, other intangible assets and in-process research and development, at fair value. The initial recording of goodwill, other intangible assets and in-process research and development requires certain estimates and assumptions concerning the determination of the fair values and useful lives. The judgments made in the context of the purchase price allocation can materially impact our future results of operations. Accordingly, for significant acquisitions, we obtain assistance from third-party valuation specialists. The valuations calculated from estimates are based on information available at the acquisition date. Goodwill is not amortized but is subject to annual tests for impairment or more often if events or circumstances indicate it may be impaired. Other intangible assets are amortized over its estimated useful lives and are subject to impairment if events or circumstances indicate a possible inability to realize the carrying amount. See Note 4 and 5 of Notes to our Consolidated Financial Statements.

Valuation of Long-Lived Assets

Our long-lived assets include manufacturing equipment and facilities as well as certain other intangible assets. Our business requires heavy investment in manufacturing facilities that are technologically advanced but can quickly become significantly under-utilized or rendered obsolete by rapid changes in demand for solar power products produced in those facilities.

We evaluate our long-lived assets, including property, plant and equipment and other intangible assets with finite lives, for impairment whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. Factors considered important that could result in an impairment review include significant underperformance relative to expected historical or projected future operating results, significant changes in the manner of use of acquired assets or the strategy for our business and significant negative industry or economic trends. Impairments are recognized based on the difference between the fair value of the asset and its carrying value, and fair value is generally measured based on discounted cash flow analyses.

Goodwill Impairment Testing

Goodwill is tested for impairment at least annually, or more frequently if certain indicators are present. A two-step process is used to test for goodwill impairment. The first step is to determine if there is an indication of impairment by comparing the estimated fair value of each reporting unit to its carrying value, including existing goodwill. Goodwill is considered impaired if the carrying value of a reporting unit exceeds the estimated fair value. Upon an indication of impairment, a second step is performed to determine the amount of the impairment by comparing the implied fair value of the reporting unit’s goodwill with its carrying value.

The process of evaluating the potential impairment of goodwill is highly subjective and requires significant judgment at many points during the analysis. In estimating the fair value of our business, we make estimates and judgments about our future cash flows using a combination of income and market approaches defined as Level 3 inputs under fair value measurement standards. The income approach, specifically a discounted cash flow analysis, included assumptions for, among others, forecasted revenue, gross margin, operating income, working capital cash flow, perpetual growth rates and long-term discount rates, all of which require significant judgment by management. Based on the impairment tests as of the third fiscal quarter ended September 27, 2009 for the fiscal year ended January 3, 2010, we determined there was no impairment of goodwill. As of January 3, 2010, none of our reporting units with significant goodwill, specifically our Systems Segment, were at risk of failing the first step of the goodwill impairment test. See Note 5 of Notes to our Consolidated Financial Statements.

Fair Value of Financial Instruments

Certain of our financial assets and financial liabilities, specifically our available-for-sale securities and foreign currency derivatives, are carried at fair value in our Consolidated Financial Statements. Accounting guidance defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. We enter into over-the-counter (“OTC”) foreign currency derivatives and use various valuation techniques to derive the value of option and forward contracts. In determining fair value, we use the market and income approaches to value available-for-sale securities and foreign currency derivatives. Current accounting guidance provides a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the observable inputs be used when available. Observable inputs are inputs that market participants would use in pricing the asset or liability developed based on market data obtained from sources independent of us. Unobservable inputs are inputs that reflect our assumptions about the assumptions market participants would use in pricing the asset or liability developed based on the best information available in the circumstances. As such, fair value is a market-based measure considered from the perspective of a market participant who holds the asset or owes the liability rather than an entity-specific measure. The hierarchy is broken down into three levels based on the reliability of inputs as follows:

•
Level 1—Valuations based on quoted prices in active markets for identical assets or liabilities that we have the ability to access. Since valuations are based on quoted prices that are readily and regularly available in an active market, valuation of these products does not entail a significant degree of judgment. Financial assets utilizing Level 1 inputs include most money market funds.

•
Level 2—Valuations based on quoted prices in markets that are not active or for which all significant inputs are observable, directly or indirectly. Financial assets utilizing Level 2 inputs include foreign currency option contracts, forward exchange contracts, and some corporate securities and all bank notes. The selection of a particular technique to value an OTC foreign currency derivative depends upon the contractual term of, and specific risks inherent with, the instrument as well as the availability of pricing information in the market. We generally use similar techniques to value similar instruments. Valuation techniques utilize a variety of inputs, including contractual terms, market prices, yield curves, credit curves and measures of volatility. For OTC foreign currency derivatives that trade in liquid markets, such as generic forward, option and swap contracts, inputs can generally be verified and selections do not involve significant management judgment.

•
Level 3—Valuations based on inputs that are unobservable and significant to the overall fair value measurement. Financial assets utilizing Level 3 inputs include certain money market funds and corporate securities comprised of auction rate securities. We use the market approach to estimate the price that would be received to sell certain money market funds in an orderly transaction between market participants ("exit price"). We reviewed the underlying holdings and estimated the price of underlying fund holdings to estimate the fair value of these funds. We use an income approach valuation model to estimate the exit price of the auction rate securities, which is derived as the weighted average present value of expected cash flows over various periods of illiquidity, using a risk adjusted discount rate that is based on the credit risk and liquidity risk of the securities.

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

Unrealized gains and losses of our available-for-sale securities and the effective portion of foreign currency derivatives are excluded from earnings and reported as a component of other comprehensive income (loss) on the Consolidated Balance Sheets. To the extent our foreign currency derivatives are not effective hedges, unrealized gains or losses are included in earnings. Additionally, we assess whether an other-than-temporary impairment loss on our available-for-sale securities has occurred due to declines in fair value or other market conditions. Declines in fair value that are considered other-than-temporary are recorded in “Other, net” in the Consolidated Statements of Operations.

In general, investments with original maturities of greater than ninety days and remaining maturities of less than one year are classified as short-term investments. Investments with maturities beyond one year may also be classified as short-term based on their highly liquid nature and because such investments represent the investment of cash that is available for current operations. Auction rate securities are classified as long-term investments, consistent with the stated contractual maturities of the securities ranging from 20 to 30 years. See Note 8 of Notes to our Consolidated Financial Statements.

Accounting for Income Taxes

Our global operations involve manufacturing, research and development and selling activities. Profit from non-U.S. activities is subject to local country taxes but not subject to United States tax until repatriated to the United States. It is our intention to indefinitely reinvest these earnings outside the United States. We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. In assessing the need for a valuation allowance, we consider historical levels of income, expectations and risks associated with the estimates of future taxable income and ongoing prudent and feasible tax planning strategies. In the event we determine that we would be able to realize additional deferred tax assets in the future in excess of the net recorded amount, or if we subsequently determine that realization of an amount previously recorded is unlikely, we would record an adjustment to the deferred tax asset valuation allowance, which would change income tax in the period of adjustment. As of January 3, 2010, we believe there is insufficient evidence to realize additional deferred tax assets.

Current accounting guidance contains a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon ultimate settlement.

 The calculation of tax liabilities involves dealing with uncertainties in the application of complex global tax regulations. We recognize potential liabilities for anticipated tax audit issues in the United States and other tax jurisdictions based on our estimate of whether, and the extent to which, additional taxes will be due. If payment of these amounts ultimately proves to be unnecessary, the reversal of the liabilities would result in tax benefits being recognized in the period when we determine the liabilities are no longer necessary. If the estimate of tax liabilities proves to be less than the ultimate tax assessment, a further charge to expense would result. We accrue interest and penalties on tax contingencies which is classified as “Provision for (benefit from) income taxes” in the Consolidated Statements of Operations and is not considered material. See Note 16 of Notes to our Consolidated Financial Statements.

Pursuant to the Tax Sharing Agreement with Cypress, we are obligated to indemnify Cypress upon current utilization of carryforward tax attributes generated while we were part of the Cypress consolidated or combined group. Further, to the extent Cypress experiences any tax examination assessments attributable to our operations while part of the Cypress consolidated or combined group, Cypress will require an indemnification from us for those aspects of the assessment that relate to our operations. See also Item 1A: Risk Factors” including “–Our agreements with Cypress require us to indemnify Cypress for certain tax liabilities. These indemnification obligations and related contractual restrictions may limit our ability to obtain additional financing, participate in future acquisitions or pursue other business initiatives.”

In addition, foreign exchange gains (losses) may result from estimated tax liabilities, which are expected to be realized in currencies other than the U.S. dollar.

Results of Operations

We have restated our results of operations for the year ended December 28, 2008 and for each of the quarterly periods for the year then ended as well as for the first three quarterly periods in the year ended January 3, 2010. The restatement reflects the results of the independent investigation by the Audit Committee, as well as other adjustments identified by management during the course of the investigation and for out-of-period adjustments. For more information, refer to Note 2 of our Notes to Consolidated Financial Statements.

Fiscal Years

We report results of operations on the basis of 52- or 53-week periods, ending on the Sunday closest to December 31. Fiscal 2009 ended on January 3, 2010, fiscal 2008 ended on December 28, 2008 and fiscal 2007 ended on December 30, 2007. Fiscal 2009 consisted of 53 weeks while each of fiscal 2008 and 2007 consisted of 52 weeks.

Revenue

	Year Ended
	January 3,	December 28,	December 30,
	2010	2008	2007
(Dollars in thousands)		(As Restated)
Systems revenue	$589,470	$823,307	$464,178
Components revenue	934,813	614,287	310,612
Total revenue	$1,524,283	$1,437,594	$774,790

Total Revenue:  During fiscal 2009 and 2008, our total revenue was $1,524.3 million and $1,437.6 million, respectively, an increase of 6%. Our fiscal 2008 revenue increased 86% compared to our total revenue in 2007 of $774.8 million. The increase in our total revenue in fiscal 2009 as compared to 2008 resulted from strong demand in multiple geographies and market segments despite the difficult economic and credit environment. The significant increase in our total revenue from fiscal 2007 to 2008 is attributable in part to the Systems Segment’s installation of more than 40 MWac of production for several large-scale solar power plants in Spain, the Components Segment’s continued increase in the demand for our solar panels and the continued increases in unit production and unit shipments of both solar cells and solar panels, as we expanded our manufacturing capacity in these years.

Sales outside the United States represented approximately 57%, 64% and 55% of our total revenue for fiscal 2009, 2008 and 2007, respectively. The change in geography mix in fiscal 2009 as compared to fiscal 2008 is primarily due to: (i) the expiration of an attractive governmental feed-in tariff in Spain in September 2008; (ii) the construction of a 25 MWac solar power plant in Desoto County, Florida in 2009; (iii) revenue growth from our Components Segment in the United States, particularly in California, due to federal, state and local government incentives and (iv) the growth of our third-party global dealer network. The change in geography mix in fiscal 2008 as compared to fiscal 2007 is primarily due to our Systems Segment installing more than 40 MWac of production for several large-scale solar power plants in Spain in fiscal 2008, and our Components Segment continuing to expand our global dealer network, with an emphasis on European expansion.

Concentrations:  We have five customers that each accounted for 10 percent or more of our total revenue in one fiscal year during 2009, 2008 and 2007 as follows:

		Year Ended
(As a percentage of total revenue)		January 3, 2010	December 28, 2008	December 30, 2007
Significant Customers:	Business Segment
Florida Power & Light Company (“FPL”)	Systems	12%	*	*
Naturener Group	Systems	*	18%	*
Sedwick Corporate, S.L.	Systems	*	11%	*
SolarPack	Systems	*	*	18%
MMA Renewable Ventures	Systems	*	*	16%

*	denotes less than 10% during the period

We generate revenue from two business segments, as follows:

Systems Segment Revenue:  Our systems revenue for fiscal 2009, 2008 and 2007 was $589.5 million, $823.3 million and $464.2 million, respectively, which accounted for 39%, 57% and 60%, respectively, of our total revenue. For fiscal 2009, 2008 and 2007, 96%, 92% and 84%, respectively, of systems revenue was from EPC construction contracts and the remaining 4%, 8% and 16%, respectively, was from materials-only sales contracts.

The majority of systems revenue recognized in fiscal 2009 resulted from: (i) the construction of a 24 MWac solar power plant for SunRay in Montalto di Castro, Italy; (ii) the construction of a 25 MWac solar power plant for FPL in Desoto County, Florida, the largest solar power plant in North America; (iii) the construction of a 10 MWac solar power plant for FPL at the Kennedy Space Center in Florida; as well as (iv) the substantially completed construction of a 8 MWac solar power plant for Exelon Corporation in Chicago, Illinois. In fiscal 2009, our systems revenue decreased 28% as compared to revenue earned in 2008, due to difficult economic conditions resulting in challenges in customers finding financing for projects. However, we are beginning to see improvements in our business environment. For example, an international consortium of banks financed the construction of the 24 MWac solar power plant in Montalto di Castro, Italy and we recently completed the financing of a 19 MWac power plant for Xcel Energy in Colorado. In addition, we signed a $100 million commercial project financing agreement with Wells Fargo providing financing for system projects under PPAs with customers, and we and Key Equipment Finance (affiliate of KeyCorp) entered into a referral program to lease system projects to customers of our dealers.

In fiscal 2008, our systems revenue increased 77% as compared to revenue earned in 2007, due to strong power plant scale demand in Europe, primarily in Spain, and reflected the installation of more than 40 MWac of Spanish based projects before the expiration of a governmental feed-in tariff in September 2008. In fiscal 2007, our Systems Segment completed the construction of an approximately 14 MWdc solar power plant at Nellis Air Force Base in Nevada.

Components Segment Revenue:  Components revenue for fiscal 2009, 2008 and 2007 was $934.8 million, $614.3 million and $310.6 million, respectively, or 61%, 43% and 40%, respectively, of our total revenue. During fiscal 2009, our components revenue increased 52% as compared to revenue earned in 2008, primarily due to: (i) growing demand in Germany, Italy and the United States, particularly in California, due to federal, state and local government incentives and the growth of our third-party global dealer network; and (ii) the decrease in systems revenue during fiscal 2009 as compared to 2008 which increased inventory available to be sold through our Components Segment. In fiscal 2008, our components revenue increased 98% as compared to revenue earned in 2007, due to strong demand in the residential and small commercial roof-top markets through our dealer network in both Europe and the United States. We added approximately 500 dealers and 350 dealers during each of fiscal 2009 and 2008, respectively, to our third-party global dealer network to reach a total dealer network composed of approximately 1,000 dealers worldwide. In fiscal 2007, our Components Segment benefited from continued strong worldwide demand for our solar power products, increasing sequential quarterly average selling prices and production volume output.

Cost of Revenue

Details of cost of systems revenue is as follows:

	Year Ended
	January 3,	December 28,	December 30,
	2010	2008	2007
(Dollars in thousands)		(As Restated)
Amortization of other intangible assets	$7,364	$7,691	$20,085
Stock-based compensation	4,270	10,745	8,187
Non-cash interest expense	850	287	14
Materials and other cost of revenue	486,110	641,029	358,246
Total cost of revenue	$498,594	$659,752	$386,532
Total cost of systems revenue as a percentage of revenue	85%	80%	83%
Total gross margin percentage	15%	20%	17%

Details of cost of components revenue is as follows:

	Year Ended
	January 3,	December 28,	December 30,
	2010	2008	2007
(Dollars in thousands)		(As Restated)
Amortization of other intangible assets	$3,833	$4,305	$4,767
Stock-based compensation	9,728	8,144	4,213
Impairment of long-lived assets	-	2,203	-
Non-cash interest expense	1,889	507	21
Materials and other cost of revenue	726,519	413,062	231,506
Total cost of revenue	$741,969	$428,221	$240,507
Total cost of components revenue as a percentage of revenue	79%	70%	77%
Total gross margin percentage	21%	30%	23%

Total Cost of Revenue:  We had 16, 12 and 7 active solar cell manufacturing lines in our two solar cell manufacturing facilities as of January 3, 2010, December 28, 2008 and December 30, 2007, respectively, with a total rated annual solar cell manufacturing capacity of 574 MWdc, 414 MWdc and 214 MWdc, respectively. During fiscal 2009, our two solar cell manufacturing facilities operated at approximately 70% capacity producing 397.4 MWdc, as compared to fiscal 2008 and 2007 when our facilities operated at approximately 74% and 66% capacity, respectively, producing 236.9 MWdc and 100.1 MWdc, respectively. During fiscal 2009 and 2008, our total cost of revenue was $1,240.6 million and $1,088.0 million, respectively, which represents an increase of 14%. As a percentage of total revenue, our total cost of revenue increased to 81% in fiscal 2009 as compared to 76% in fiscal 2008. This increase in total cost of revenue as a percentage of total revenue is reflective of: (i) lower factory utilization during the first half of fiscal 2009 due to our planned transition to a demand driven manufacturing strategy to reduce inventory levels; (ii) the write-down and subsequent sale of inventory to its estimated market value in fiscal 2009 based on our assumptions about future demand and market conditions; and (iii) higher amortization of capitalized interest expense in fiscal 2009 as compared to fiscal 2008. This increase in total cost of revenue as a percentage of total revenue was partially offset by: (i) decreased costs of polysilicon; (ii) reduced expenses associated with the amortization of other intangible assets and stock-based compensation; and (iii) an asset impairment charge of $2.2 million in fiscal 2008 relating to the wind down of our imaging detector product line.

Our fiscal 2008 total cost of revenue increased 74% compared to our total cost of revenue in 2007 of $627.0 million. The increase in our total cost of revenue year-over-year resulted from increased volume in all cost of revenue spending categories and corresponds with an increase in total revenue year-over-year. As a percentage of total revenue, our total cost of revenue decreased from 81% in fiscal 2007 to 76% in fiscal 2008. This decrease in total cost of revenue as a percentage of total revenue is reflective of decreased costs of polysilicon beginning in the second quarter of fiscal 2008 and improved manufacturing economies of scale associated with markedly higher production volume. This decrease in total cost as a percentage of revenue was partially offset by: (i) an asset impairment charge of $2.2 million in fiscal 2008 relating to the wind-down of our imaging detector product line; (ii) a more favorable mix of business in our Systems Segment that benefited gross margin by approximately five percentage points during fiscal 2007; and (iii) the $2.7 million settlement received from one of our suppliers in the Components Segment during fiscal 2007 in connection with defective materials sold to us during 2006 that was reflected as a reduction to total cost of revenue.

Systems Segment Gross Margin:  Gross margin was $90.9 million, $163.6 million and $77.6 million for fiscal 2009, 2008 and 2007, respectively, or 15%, 20% and 17% of systems revenue, respectively. Gross margin decreased in fiscal 2009 as compared to fiscal 2008 due to: (i) lower average selling prices for our solar power systems; (ii) the write-down and subsequent sale of aged third-party solar panels to its estimated market value in fiscal 2009 based on our assumptions about future demand and market conditions; and (iii) our inability to reduce Systems Segment overhead costs incurred that are fixed in nature when systems revenue decreased in fiscal 2009 as compared to 2008. Gross margin increased in fiscal 2008 as compared to fiscal 2007 due to a higher percentage of SunPower solar panels used in its projects, as well as cost savings we realized from more efficient field implementation of our systems trackers.

Components Segment Gross Margin:  Gross margin was $192.8 million, $186.1 million and $70.1 million for fiscal 2009, 2008 and 2007, respectively, or 21%, 30% and 23% respectively, of components revenue. Gross margin decreased in fiscal 2009 as compared to fiscal 2008 due to: (i) lower average selling prices for our solar power products; and (ii) the write-down and subsequent sale of inventory to its estimated market value in fiscal 2009 based on our assumptions about future demand and market conditions. This decrease in gross margin was partially offset by continued reduction in silicon costs. Gross margin increased in fiscal 2008 as compared to fiscal 2007 due to higher average solar cell conversion efficiency and better silicon utilization, continued reduction in silicon costs, higher volume, and slightly higher average selling prices.

Research and Development Expense

Details of research and development expense is as follows:

	Year Ended
	January 3,	December 28,	December 30,
	2010	2008	2007
(Dollars in thousands)		(As Restated)
Stock-based compensation	$6,296	$3,988	$1,817
Other research and development	25,346	17,486	11,746
Total research and development	$31,642	$21,474	$13,563
Total research and development as a percentage of revenue	2%	1%	2%

During fiscal 2009 and 2008, our research and development expense was $31.6 million and $21.5 million, respectively, which represents an increase of 47%. Our fiscal 2008 research and development expense increased 58% compared to $13.6 million in fiscal 2007. The increase in spending year-over-year resulted primarily from: (i) increases in salaries, benefits and stock-based compensation costs as a result of increased headcount from approximately 70 on December 30, 2007 to 150 on December 28, 2008 to 180 on January 3, 2010; and (ii) research and development costs related to the improvement of our current generation solar cell manufacturing technology, development of our third generation of solar cells, development of next generation solar panels, development of next generation trackers and rooftop systems, and development of systems performance monitoring products. These increases were partially offset by cost reimbursements received from various government entities in the United States.

Sales, General and Administrative Expense

Details of sales, general and administrative expense is as follows:

	Year Ended
	January 3,	December 28,	December 30,
	2010	2008	2007
(Dollars in thousands)		(As Restated)
Amortization of other intangible assets	$5,277	$4,766	$3,688
Stock-based compensation	26,700	47,343	36,995
Other sales, general and administrative	158,267	121,631	67,573
Total sales, general and administrative	$190,244	$173,740	$108,256
Total sales, general and administrative as a percentage of revenue	12%	12%	14%

During fiscal 2009 and 2008, our sales, general and administrative expense (“SG&A expense”) was $190.2 million and $173.7 million, respectively, which represents an increase of 9%. Our fiscal 2008 SG&A expense increased 60% compared to $108.3 million in fiscal 2007. The increase in SG&A expense year-over-year resulted primarily from higher spending in all of the functional areas to support the growth of our business. Headcount related to SG&A expense increased from approximately 230 on December 30, 2007 to 640 on December 28, 2008 to 675 on January 3, 2010. The increase in SG&A expense in fiscal 2009 as compared to 2008 primarily related to sales and marketing spending to expand our third-party global dealer network, global branding initiatives, and the launch of our new marketing campaign, as well as expenses associated with our Audit Committee independent investigation of certain accounting entries related to cost of goods sold by our Philippines operations. The increase was partially offset by reduced stock-based compensation associated with shares and options released from re-vesting restrictions. The increase in SG&A expense in fiscal 2008 as compared to 2007 primarily related to sales and marketing spending to expand our third-party global dealer network, as well as increased expenses associated with deployment of a new enterprise resource planning system, legal and accounting services.

Purchased In-Process Research and Development (“IPR&D”)

	Year Ended
(Dollars in thousands)	January 3, 2010	December 28, 2008	December 30, 2007
Purchased in-process research and development	$—	$—	$9,575
As a percentage of revenue	n.a.	n.a.	1%

For fiscal 2007, we recorded an IPR&D charge of $9.6 million in connection with the acquisition of PowerLight (now known as SP Systems) in January 2007, as technological feasibility associated with the IPR&D projects had not been established and no alternative future use existed. No in-process research and development expense was recorded for fiscal 2009 and 2008. See Note 4 of Notes to our Consolidated Financial Statements.

Impairment of Acquisition-Related Intangible Assets

	Year Ended
(Dollars in thousands)	January 3, 2010	December 28, 2008	December 30, 2007
Impairment of acquisition-related intangible assets	$—	$—	$14,068
As a percentage of revenue	n.a.	n.a.	2%

For fiscal 2007, we recognized a charge for the impairment of acquisition-related intangible assets of $14.1 million. In June 2007, we changed our branding strategy and consolidated all of our product and service offerings under the SunPower trade name.  As a result of the change in our branding strategy, during the quarter ended July 1, 2007, the net book value of the PowerLight trade name of $14.1 million was written off as an impairment of acquisition-related intangible assets. No impairment of acquisition-related intangible assets was recorded for fiscal 2009 and 2008. See Note 4 and 5 of Notes to our Consolidated Financial Statements.

Other Income (Expense), Net

	Year Ended
	January 3,	December 28,	December 30,
	2010	2008	2007
(Dollars in thousands)		(As Restated)
Interest income	$2,109	$10,789	$13,882
Total interest income as a percentage of revenue	-%	1%	2%
Non-cash interest expense	$(19,191)	$(16,115)	$(7,432)
Other interest expense	(16,444)	(6,699)	(4,604)
Total interest expense	$(35,635)	$(22,814)	$(12,036)
Total interest expense as a percentage of revenue	2%	2%	2%
Gain on purchased options	$21,193	$-	$-
Total gain on purchased options as a percentage of revenue	1%	-%	-%
Other, net	$(5,229)	$(26,313)	$2,377
Total other, net as a percentage of revenue	-%	2%	-%

Interest income during fiscal 2009, 2008 and 2007 primarily represents interest income earned on our cash, cash equivalents, restricted cash, restricted cash equivalents and available-for-sale securities during these periods. The decrease in interest income of 80% in fiscal 2009 as compared to fiscal 2008 resulted from lower interest rates earned on cash holdings. The decrease in interest income of 22% from fiscal 2007 to 2008 resulted from lower cash holdings related to capital expenditures for our manufacturing capacity expansion.

Interest expense during fiscal 2009 relates to borrowings under our senior convertible debentures, the facility agreement with the Malaysian Government, the term loan with Union Bank, fees for our outstanding letters of credit with Wells Fargo and customer advance payments. Interest expense during fiscal 2008 and 2007 relates to interest due on our senior convertible debentures, fees for our outstanding letters of credit with Wells Fargo and customer advance payments. The increase in interest expense of 56% in fiscal 2009 as compared to 2008 is primarily due to additional indebtedness related to our $230.0 million in principal amount of 4.75% debentures, approximately $219.0 million outstanding loans under the facility agreement with the Malaysian Government and $30.0 million under the term loan with Union Bank, as well as lower capitalized interest of $7.2 million during fiscal 2009 as compared to $10.3 million during fiscal 2008. This increase was partially offset by the repurchase of a portion of our 0.75% senior convertible debentures (“0.75% debentures”) during fiscal 2009, with a principal amount of $81.1 million, unamortized discount of $6.4 million and net carrying value of $74.7 million. The increase in interest expense of 90% in fiscal 2008 as compared to 2007 is primarily due to interest related to the aggregate of $425.0 million in senior convertible debentures issued in February and July of fiscal 2007. For additional details see Notes 10 and 14 of Notes to our Consolidated Financial Statements.

In connection with the issuance of our 4.75% debentures, we entered into certain convertible debenture hedge transactions (the “Purchased Options”) intended to reduce the potential dilution that would occur upon conversion of the debentures. The Purchased Options, which are indexed to our class A common stock, were deemed to be mark-to-market derivatives during the period in which the over-allotment option in favor of the 4.75% debenture underwriters was unexercised. We entered into the debenture underwriting agreement on April 28, 2009 and the 4.75% debenture underwriters exercised the over-allotment option in full on April 29, 2009. During the one-day period that the underwriters’ over-allotment option was outstanding, our class A common stock price increased substantially, resulting in a non-cash non-taxable gain on Purchased Options of $21.2 million in fiscal 2009 in our Consolidated Statement of Operations. For additional details see Note 14 of Notes to our Consolidated Financial Statements.

In June 2009, the Financial Accounting Standards Board (“FASB”) issued new accounting guidance that will change how companies account for share lending arrangements that are executed in connection with convertible debt offerings or other financings. The new accounting guidance requires all such share lending arrangements to be valued and amortized to interest expense in the same manner as debt issuance costs. As a result of the new accounting guidance, existing share lending arrangements relating to our class A common stock will be required to be measured at fair value and amortized to interest expense in our Consolidated Financial Statements. In addition, in the event that counterparty default pursuant to the share lending agreement becomes probable, we will be required to recognize an expense equal to the then fair value of the unreturned loaned shares, net of any probable recoveries. The new accounting guidance is effective for fiscal years beginning after December 15, 2009 (our first quarter of fiscal 2010) and retrospective adoption is required for all periods presented.

 In connection with the issuance of our 1.25% senior convertible debentures (“1.25% debentures”) to Lehman Brothers Inc., and 0.75% debentures to Credit Suisse Securities (USA) LLC, we loaned approximately 2.9 million shares of our class A common stock to Lehman Brothers International (Europe) Limited (“LBIE”) and approximately 1.8 million shares of our class A common stock to Credit Suisse International (“CSI”) under share lending arrangements. The new accounting guidance will result in higher non-cash amortization of imputed share lending costs in current and prior periods, as well as a material non-cash loss resulting from Lehman Brothers Holding Inc. (“Lehman”) filing a petition for protection under Chapter 11 of the U.S. bankruptcy code on September 15, 2008, and LBIE commencing administration proceedings (analogous to bankruptcy) in the United Kingdom. The then fair value of the approximately 2.9 million shares of our class A common stock loaned and unreturned by LBIE is approximately $241 million, which will be expensed retrospectively in the third quarter of fiscal 2008, before consideration of any potential recoveries and related tax effects. We are currently determining the full impact that the adoption of this new accounting guidance will have on our current and prior period’s Consolidated Financial Statements.

The following table summarizes the components of other, net:

	Year Ended
	January 3,	December 28,	December 30,
(Dollars in thousands)	2010	2008	2007
Gain (loss) on derivatives and foreign exchange	$(3,902)	$(20,602)	$2,086
Impairment of investments	(1,443)	(5,408)	-
Other income (expense), net	116	(303)	291
Total other, net	$(5,229)	$(26,313)	$2,377

Other, net expenses during fiscal 2009 and 2008 consists primarily of losses totaling $0.9 million and $6.5 million, respectively, from expensing the time value of option contracts, losses totaling $3.0 million and $14.1 million, respectively, on derivatives and foreign exchange largely due to the volatility in the current markets, impairment charges totaling $2.0 million and $5.4 million, respectively, for auction rate securities, certain money market funds and non-publicly traded investments, partially offset by gains totaling $0.6 million and zero, respectively, for the sale of auction rate securities and distributions received from certain money market funds. Other, net income during fiscal 2007 consists primarily of gains totaling $2.1 million from derivatives and foreign exchange. For additional details see Notes 8 and 15 of Notes to our Consolidated Financial Statements.

Income Taxes

	Year Ended
	January 3,	December 28,	December 30,
	2010	2008	2007
(Dollars in thousands)		(As Restated)
Provision for (benefit from) income taxes	$21,028	$40,618	$(22,084)
As a percentage of revenue	1%	3%	-3%

In fiscal 2009, our income tax provision was primarily due to domestic and foreign income taxes in certain jurisdictions where our operations were profitable, net of nondeductible amortization of purchased other intangible assets, discrete stock option deductions and the discrete non-cash non-taxable gain on purchased options of $21.2 million. Our income tax provision in fiscal 2008 was primarily attributable to the consumption of non-stock net operating loss carryforwards, net of foreign income taxes in profitable jurisdictions where the tax rates are less than the U.S. statutory rate. In fiscal 2007, the acquisition of PowerLight (now known as SP Systems) resulted in incremental deferred tax liabilities resulting from non-deductible amortization and other purchase accounting impacts. The increase in deferred tax liabilities results in the recognition of incremental deferred tax assets to the extent of the deferred tax liability, and the amortization of the deferred tax liability resulted in an income statement benefit.

A significant amount of our total revenue is generated from customers located outside the United States, and a substantial portion of our assets and employees are located outside the United States. United States income taxes and foreign withholding taxes have not been provided on the undistributed earnings of our non-United States subsidiaries as such earnings are intended to be indefinitely reinvested in operations outside the United States to extent that such earnings have not been currently or previously subjected to taxation in the United States. The federal government recently announced several proposals pertaining to the taxation of non-Unites States earnings of U.S. multinationals, including proposals that may result in a reduction or elimination of the deferral of U. S. income tax on un-repatriated foreign earnings. If enacted, these proposals could potentially require those earnings to be taxed at the U. S. federal income tax rate. Our future reported financial results may be adversely affected if the tax or accounting rules regarding un-repatriated earnings change.

We have California state net operating loss carryforwards of approximately $27.6 million as of January 3, 2010, which expire at various dates from 2011 to 2017. We also had research and development credit carryforwards of approximately $4.0 million for federal tax purposes and $2.3 million for state tax purposes. We have provided a valuation allowance on our net deferred tax assets in the United States because of the uncertainty of their realizability. We expect it is more likely than not that we will not realize our net deferred tax assets as of January 3, 2010. In the event we determine that the realization of these deferred tax assets associated with our acquisition of PowerLight (now known as SP Systems), the reversal of the related valuation allowance will first reduce goodwill, then intangible assets and lastly as a reduction to the provision for taxes. Due in part to equity financings, we experienced “ownership changes” as defined in Section 382 of the Internal Revenue Code (the “Code”). Accordingly, our use of a portion of the net operating loss carryforwards and credit carryforwards is limited by the annual limitations described in Sections 382 and 383 of the Code. The majority of the net operating loss carryforwards were created by employee stock transactions. Because there is uncertainty as to the realizability of the loss carryforwards, the portion created by employee stock transactions are not reflected on our Consolidated Balance Sheets.

Equity in earnings (losses) of unconsolidated investees

	Year Ended
	January 3,	December 28,	December 30,
	2010	2008	2007
(Dollars in thousands)		(As Restated)
Equity in earnings (losses) of unconsolidated investees	$9,929	$14,077	$(278)
As a percentage of revenue	1%	1%	0%

Our equity in earnings (losses) of unconsolidated investees were gains of $9.9 million and $14.1 million in fiscal 2009 and 2008, respectively, and a loss of $0.3 million in fiscal 2007. Our share of Woongjin Energy’s income totaled $9.8 million and $14.2 million in fiscal 2009 and 2008, respectively, and our share of Woongjin Energy’s losses totaled $0.3 million in fiscal 2007. Our equity share of Woongjin Energy’s earnings decreased in fiscal 2009 as compared to 2008 due to a $6.3 million foreign currency translation gain recognized in fiscal 2008 related to the strengthening of the U.S. dollar versus the Korean Won, partially offset by: (i) increases in production since Woongjin Energy began manufacturing in the third quarter of fiscal 2007; (ii) our equity investment increased from 19.9% to 28.8% beginning in January 2008 as a result of investing an additional $5.4 million in the joint venture; and (iii) our equity investment increased from 28.8% to 42.1% beginning in August 2008 as a result of converting our $3.3 million convertible note into equity of Woongjin Energy. Our equity share of First Philec Solar’s earnings increased from losses totaling $0.1 million in fiscal 2008 to gains totaling $0.1 million in 2009 due to increases in production since First Philec Solar became operational in the second quarter of fiscal 2008. See Note 13 of Notes to our Consolidated Financial Statements.

Liquidity and Capital Resources

Cash Flows

A summary of the sources and uses of cash and cash equivalents is as follows:

	Year Ended
	January 3,	December 28,	December 30,
	2010	2008	2007
(Dollars in thousands)		(As Restated)
Net cash provided by operating activities	$121,325	$154,831	$4,113
Net cash used in investing activities	(256,559)	(326,146)	(475,859)
Net cash provided by financing activities	552,350	92,553	584,625

Operating Activities

Net cash provided by operating activities of $121.3 million in fiscal 2009 was primarily the result of net income of $33.2 million, plus non-cash charges totaling $174.6 million for depreciation, amortization, impairment of investments, stock-based compensation and non-cash interest expense, less non-cash income of $31.1 million related to a gain on Purchased Options and our equity share in earnings of joint ventures, as well as decreases in inventories of $53.7 million due to improved inventory turns as a result of management’s demand-driven manufacturing model. The increase was partially offset by an increase in accounts receivable of $50.5 million due to the increase in total revenue in the fourth quarter of fiscal 2009 as compared to the same period in 2008 and in advances to polysilicon suppliers of $27.9 million and decreases in customer advances of $18.4 million, as well as other changes in operating assets and liabilities of $12.3 million.

Net cash provided by operating activities of $154.8 million in fiscal 2008 was primarily the result of net income of $89.5 million, plus non-cash charges totaling $168.1 million for depreciation, amortization, impairment of investments and long-lived assets, stock-based compensation and non-cash interest expense, less non-cash income of $14.1 million for our equity share in earnings of joint ventures, as well as increases in accounts payable and other accrued liabilities of $150.1 million and customer advances of $40.1 million, primarily for future polysilicon purchases by a third party that manufactures ingots which are sold back to us under an ingot supply agreement. These items were partially offset by decreases in billings in excess of costs and estimated earnings of $53.6 million related to contractual timing of system project billings, as well as increases in inventories of $95.7 million, mainly due to our agreement to design and build two solar photovoltaic power plants for FPL, accounts receivable of $57.6 million and other changes in operating assets and liabilities totaling $72.1 million. The significant increases in substantially all of our operating assets and liabilities resulted from our substantial revenue increase in fiscal 2008 compared to previous years which impacted net income and working capital.

Net cash generated from operating activities of $4.1 million in fiscal 2007 was primarily the result of net income of $28.3 million, plus non-cash charges totaling $139.7 million for depreciation, amortization, purchased in-process research and development, impairment of acquisition-related intangible assets, stock-based compensation, non-cash interest expense and equity share in loss of Woongjin Energy. In addition, cash provided by operating activities in fiscal 2007 resulted from increases in accounts payable and other accrued liabilities of $42.3 million, billings in excess of costs and estimated earnings of $29.9 million and customer advances of $29.4 million. These items were partially offset by increases in inventory of $69.2 million, advances to suppliers of $83.6 million related to our existing supply agreements, accounts receivable of $42.7 million, costs and estimated earnings in excess of billings of $32.6 million related to contractual timing of system project billings, and other changes in operating assets and liabilities totaling $37.4 million. The significant increases in substantially all of our operating assets and liabilities resulted from the acquisition of PowerLight (now known as SP Systems), as well as our substantial revenue increase in fiscal 2007 compared to previous years which impacted net income and working capital.

Investing Activities

Net cash used in investing activities during fiscal 2009 was $256.6 million, of which: (i) $167.8 million relates to capital expenditures primarily associated with the completion of our second solar cell manufacturing facility (“FAB2”) in the Philippines and the continued construction of our third solar cell manufacturing facility (“FAB3”) in Malaysia; (ii) $135.5 million relates to increases in restricted cash and cash equivalents for the drawdown under the facility agreement with the Malaysian government; and (iii) $2.4 million relates to cash paid for investments in First Philec Solar and a non-public company. Cash used in investing activities was partially offset by $39.1 million in proceeds received from the sales or maturities of available-for-sale securities and $10.0 million in proceeds received from the sale of equipment to a third-party subcontractor.

Net cash used in investing activities during fiscal 2008 was $326.1 million, of which $265.9 million relates to capital expenditures primarily associated with manufacturing capacity expansion in the Philippines. Also during fiscal 2008: (i) restricted cash and cash equivalents increased by $107.4 million for advanced payments received from customers that we provided security in the form of cash collateralized bank standby letters of credit and for the first drawdown under the facility agreement with the Malaysian government; (ii) we paid $18.3 million in cash for the acquisitions of Solar Solutions in Italy, and Solar Sales Pty. Ltd. in Australia, net of cash acquired; and (iii) we invested an additional $24.6 million in joint ventures and other non-public companies. Cash used in investing activities was partially offset by $90.1 million in proceeds received from the sales of available-for-sale securities, net of available-for-sale securities purchased during the period and investment in certain money market funds re-designated from cash and cash equivalents to short-term investments.

Net cash used in investing activities during fiscal 2007 was $475.9 million, of which $195.1 million relates to capital expenditures primarily associated with manufacturing capacity expansion in the Philippines. Also during fiscal 2007: (i) we used $118.0 million of cash for purchases of available-for-sale securities, net of available-for-sale securities sold during the year; (ii) we paid $98.6 million in cash for the acquisition of PowerLight, net of cash acquired; (iii) we had $63.2 million of restricted cash and cash equivalents for advanced payments received from customers that we provided security in the form of cash collateralized bank standby letters of credit; and (iv) we invested $0.9 million in our First Philec Solar joint venture.

Financing Activities

Net cash provided by financing activities during fiscal 2009 was $552.4 million and reflects cash received of: (i) $218.8 million in net proceeds from our public offering of 10.35 million shares of our class A common stock; (ii) $198.7 million in net proceeds from the issuance of $230.0 million in principal amount of our 4.75% debentures, after reflecting the payment of the net cost of the call spread overlay; (iii) Malaysian Ringgit 560.0 million (approximately $163.4 million based on the exchange rate as of January 3, 2010) from the Malaysian Government under our facility agreement; (iv) $29.8 million in net proceeds from Union Bank under our $30.0 million term loan; (v) $20.1 million in excess tax benefits from stock-based award activity; and (vi) $1.5 million from stock option exercises. Cash received during fiscal 2009 was partially offset by cash paid of $75.6 million to repurchase approximately $81.1 million in principal amount of our 0.75% debentures and $4.3 million for treasury stock purchases that were used to pay withholding taxes on vested restricted stock.

Net cash provided by financing activities during fiscal 2008 was $92.6 million and reflects proceeds received of Malaysian Ringgit 190.0 million (approximately $54.6 million based on the exchange rate as of December 28, 2008) from the Malaysian Government under our facility agreement, $5.1 million from stock option exercises and $40.7 million in excess tax benefits from stock-based award activity, partially offset by cash paid of $6.7 million for treasury stock purchases that were used to pay withholding taxes on vested restricted stock and $1.2 million for conversion of convertible debt.

Net cash provided by financing activities during fiscal 2007 was $584.6 million and primarily reflects: (i) $194.0 million in net proceeds from the issuance of $200.0 million in principal amount of our 1.25% debentures; (ii) $220.1 million in net proceeds from the issuance of $225.0 million in principal amount of our 0.75% debentures; and (iii) $167.4 million in net proceeds from our public offering of 2.7 million shares of our class A common stock. Also during fiscal 2007, we paid $3.6 million on an outstanding line of credit, paid $2.0 million for treasury stock purchases used to pay withholding taxes on vested restricted stock, received $8.5 million in proceeds from stock option exercises and received $0.2 million from employees for the conversion of stock appreciation rights to restricted stock units.

Debt and Credit Sources

Convertible Debentures

In May 2009, we issued $230.0 million in principal amount of our 4.75% debentures and received net proceeds of $225.0 million, before payment of the net cost of the call spread overlay of $26.3 million. Interest on the 4.75% debentures is payable on April 15 and October 15 of each year, which commenced October 15, 2009. Holders of the 4.75% debentures are able to exercise their right to convert the debentures at any time into shares of our class A common stock at a conversion price equal to $26.40 per share. The applicable conversion rate may adjust in certain circumstances, including upon a fundamental change, as defined in the indenture governing the 4.75% debentures. If not earlier converted, the 4.75% debentures mature on April 15, 2014. Holders may also require us to repurchase all or a portion of their 4.75% debentures upon a fundamental change at a cash repurchase price equal to 100% of the principal amount plus accrued and unpaid interest. In the event of certain events of default, such as our failure to make certain payments or perform or observe certain obligations there under, Wells Fargo (the trustee) or holders of a specified amount of then-outstanding 4.75% debentures will have the right to declare all amounts then outstanding due and payable. For additional details see Note 14 of Notes to our Consolidated Financial Statements.

In February 2007, we issued $200.0 million in principal amount of our 1.25% debentures and received net proceeds of $194.0 million. In fiscal 2008, we received notices for the conversion of approximately $1.4 million in principal amount of the 1.25% debentures which we settled for approximately $1.2 million in cash and 1,000 shares of class A common stock. Interest on the 1.25% debentures is payable on February 15 and August 15 of each year, which commenced August 15, 2007. The 1.25% debentures mature on February 15, 2027. Holders may require us to repurchase all or a portion of their 1.25% debentures on each of February 15, 2012, February 15, 2017 and February 15, 2022, or if we experience certain types of corporate transactions constituting a fundamental change, as defined in the indenture governing the 1.25% debentures. Any repurchase of the 1.25% debentures pursuant to these provisions will be for cash at a price equal to 100% of the principal amount of the 1.25% debentures to be repurchased plus accrued and unpaid interest. In addition, we may redeem some or all of the 1.25% debentures on or after February 15, 2012 for cash at a redemption price equal to 100% of the principal amount of the 1.25% debentures to be redeemed plus accrued and unpaid interest. For additional details see Note 14 of Notes to our Consolidated Financial Statements.

In July 2007, we issued $225.0 million in principal amount of our 0.75% debentures and received net proceeds of $220.1 million. In fiscal 2009, we repurchased approximately $81.1 million in principal amount of the 0.75% debentures for $75.6 million in cash. Interest on the 0.75% debentures is payable on February 1 and August 1 of each year, which commenced February 1, 2008. The 0.75% debentures mature on August 1, 2027. Holders may require us to repurchase all or a portion of their 0.75% debentures on each of August 1, 2010, August 1, 2015, August 1, 2020 and August 1, 2025, or if we experience certain types of corporate transactions constituting a fundamental change, as defined in the indenture governing the 0.75% debentures. Therefore, the 0.75% debentures were reclassified as short-term liabilities in our Consolidated Balance Sheet as of January 3, 2010 due to the ability of the holders to require us to repurchase our 0.75% debentures commencing on August 1, 2010. Any repurchase of the 0.75% debentures pursuant to these provisions will be for cash at a price equal to 100% of the principal amount of the 0.75% debentures to be repurchased plus accrued and unpaid interest. In addition, we may redeem some or all of the 0.75% debentures on or after August 1, 2010 for cash at a redemption price equal to 100% of the principal amount of the 0.75% debentures to be redeemed plus accrued and unpaid interest. For additional details see Note 14 of Notes to our Consolidated Financial Statements.

Debt Facility Agreement with the Malaysian Government

As of January 3, 2010 and December 28, 2008, the amount outstanding in Malaysian Ringgit was 750.0 million, or approximately $219.0 million based on the exchange rate as of January 3, 2010, and Malaysian Ringgit 190.0 million, or approximately $54.6 million based on the exchange rate as of December 28, 2008, respectively, under the facility agreement with the Malaysian Government to finance the construction of FAB3 in Malaysia. An additional Malaysian Ringgit 250.0 million, or approximately $72.9 million based on the exchange rate as of January 3, 2010, may be drawn through June 2010. Principal is to be repaid in six quarterly payments starting in July 2015, and a non-weighted average interest rate of approximately 4.4% per annum accrues and is payable starting in July 2015. We have the ability to prepay outstanding loans without premium or penalty and all borrowings must be repaid by October 30, 2016. For additional details see Note 14 of Notes to our Consolidated Financial Statements.

Term Loan

On April 17, 2009, we entered into a loan agreement with Union Bank under which we borrowed $30.0 million for a three year term at an interest rate of LIBOR plus 2%, or approximately 2.2% as of January 3, 2010. The loan is to be repaid in eight equal quarterly installments of principal plus interest commencing June 30, 2010. As of January 3, 2010, the outstanding loan balance was $30.0 million of which $11.3 million and $18.7 million had been classified as “Short-term debt” and “Long-term debt,” respectively, in our Consolidated Balance Sheet. For additional details see Note 14 of Notes to our Consolidated Financial Statements.

Line of Credit

As of January 3, 2010 and December 28, 2008, no borrowings were outstanding on our uncollateralized revolving credit line and letters of credit totaling $49.2 million and $29.9 million, respectively, were issued by Wells Fargo under the uncollateralized letter of credit subfeature. In addition, letters of credit totaling $150.7 million and $76.5 million were issued by Wells Fargo under the collateralized letter of credit facility as of January 3, 2010 and December 28, 2008, respectively, and were collateralized by restricted cash on our Consolidated Balance Sheets. As of January 3, 2010 and December 28, 2008, cash available to be borrowed under the uncollateralized revolving credit line was $0.8 million and $20.1 million, respectively, and includes letter of credit capacities available to be issued by Wells Fargo under the uncollateralized letter of credit subfeature. Letter of credit capacity available under the collateralized letter of credit facility as of January 3, 2010 and December 28, 2008 totaled $49.3 million and $73.5 million, respectively. As detailed in the agreement, we pay fees of 2% and 0.2% to 0.4% depending on maturity for outstanding letters of credit under the uncollateralized letter of credit subfeature and collateralized letter of credit facility, respectively. All letters of credit issued under the uncollateralized letter of credit subfeature expire on or before April 26, 2010 unless we provide by such date collateral in the form of cash or cash equivalents in the aggregate amount available to be drawn under letters of credit outstanding at such time. All letters of credit issued under the collateralized letter of credit facility expire no later than March 27, 2014. For additional details see Note 14 of Notes to our Consolidated Financial Statements.

Waived Defaults Under Certain Agreements

On November 16, 2009, our Company announced that its Audit Committee commenced an independent investigation into certain unsubstantiated accounting entries on the books of our Company’s Philippines operations (“SPML”). As a result of the findings of that investigation and in additional reviews performed by our Company, we have restated our financial statements as of and for the year ended December 28, 2008 and for each of the quarterly periods for the year then ended as well as for the first three quarterly periods in the year ended January 3, 2010. For additional details see Note 2 of Notes to our Consolidated Financial Statements.

Under our credit agreement with Wells Fargo, our term loan with Union Bank and various derivative agreements, including our call spread overlay transactions associated with our 4.75% debentures, we were required to make representations about our financial statements at the signing of these agreements and, from time to time, we must repeat such representations when amending or offering compliance certificates to our counterparties. Material misrepresentations under our credit agreement with Wells Fargo and loan agreement with Union Bank with respect to the accuracy of our financial statements trigger events of default and allow each lender to accelerate repayment of outstanding indebtedness or require additional collateral. Material misrepresentations under our derivative transactions allow each counterparty to terminate early outstanding trading positions. In November 2009, we announced an independent investigation by our Audit Committee into unsubstantiated accounting entries and advised investors and third parties not to rely on our financial statements in certain prior annual and quarterly reports filed with the Securities and Exchange Commission. As a result, certain third parties, including Wells Fargo, Union Bank and counterparties to our various derivative agreements delivered notice of what they identified as prior material misrepresentations about our financial statements and what they perceived as resulting events of defaults under our existing agreements. Any actual events of default under the credit agreement with Wells Fargo would cause a cross-default under our term loan with Union Bank. Similarly, any actual event of default under our term loan with Union Bank would cause a cross-default under our credit agreement with Wells Fargo. Any such defaults and cross-defaults, however, would not affect compliance with our Malaysian subsidiary’s facility agreement with the Malaysian government, our commercial project financing agreement with Wells Fargo, or our 0.75%, 1.25% and 4.75% senior convertible debentures, unless either Wells Fargo or Union Bank accelerated more than $25 million of obligations and we failed to discharge such obligations, which could trigger cross-defaults under our convertible debentures. As of January 3, 2010, any such events of default triggered by our announcement under our credit agreement with Wells Fargo, our term loan with Union Bank and our derivative agreements with various counterparties had been conditionally waived through February 16, 2010, and they have been subsequently extended indefinitely.

Commercial Project Financing Agreement with Wells Fargo

On June 29, 2009, we signed a commercial project financing agreement with Wells Fargo to fund up to $100 million of commercial-scale solar system projects through May 31, 2010. Pursuant to the financing agreement, we design and build the systems, and upon completion of each system, sell the systems to Wells Fargo, who in turn, leases back the systems to us. Separately, we enter into PPAs with end customers, who host the systems and buy the electricity directly from us.

In December 2009, we sold two solar system projects to Wells Fargo. Concurrent with the sale, we entered into agreements to lease the systems back from Wells Fargo for a term of 20 years. The associated systems revenue and cost of systems revenue on the sale of the systems was deferred and is being recognized over the minimum term of the lease. At the end of the lease term, we have the option of purchasing the system at fair value or returning the system back to Wells Fargo. For additional details see Note 12 of Notes to our Consolidated Financial Statements.

Liquidity

As of January 3, 2010, we had cash and cash equivalents of $615.9 million as compared to $202.3 million as of December 28, 2008. The increase in the balance of our cash and cash equivalents as of January 3, 2010 compared to the balance as of December 28, 2008 was primarily due to the receipt of aggregate net proceeds of $417.5 million from the public offering of 10.35 million shares of our class A common stock and the issuance of $230.0 million in principal amount of our 4.75% debentures, after deducting the underwriters’ discounts and commissions and offering expenses payable by us (including approximately $26.3 million paid as the net cost of the call spread overlay entered into in connection with the 4.75% debenture offering). For additional details see Note 14 of Notes to our Consolidated Financial Statements.

Our cash balances are held in numerous locations throughout the world, including substantial amounts held outside of the United States. The amounts held outside of the United States representing the earnings of our foreign subsidiaries, if repatriated to the United States under current law, would be subject to United States federal and state tax less applicable foreign tax credits. Repatriation of earnings that have not been subjected to U.S. tax and which have been indefinitely reinvested outside the U.S. could result in additional United States federal income tax payments in future years. The federal government recently announced several proposals pertaining to the taxation of non-United States earnings of U.S. multinationals, including proposals that may result in a limitation on U.S. tax payers’ ability to defer the U.S. taxation on un-repatriated foreign earnings. If enacted, these proposals could potentially require those earnings to be taxed at the U. S. federal income tax rate. Our future reported financial results may be adversely affected if the tax or accounting rules regarding un-repatriated earnings change.

As of January 3, 2010, we had restricted cash and cash equivalents, net of current portion of $248.8 million of which $117.0 million is available to finance the construction of FAB3 in Malaysia. We expect total capital expenditures in the range of $375 million to $475 million in 2010 as we continue to increase our solar cell and solar panel manufacturing capacity in Malaysia.

On February 11, 2010, we entered into a share purchase agreement with SunRay Malta Holdings Limited (“SunRay”), and the shareholders of SunRay named therein, under which we agreed to purchase all issued share capital of SunRay for approximately $277 million. For additional details, see Note 21 of Notes to our Consolidated Financial Statements.

Holders of our 0.75% debentures may require us to repurchase all or a portion of their 0.75% debentures on August 1, 2010. Therefore, our 0.75% debentures were reclassified as short-term liabilities in our Consolidated Balance Sheet as of January 3, 2010. Any repurchase of our 0.75% debentures pursuant to these provisions will be for cash at a price equal to 100% of the principal amount of the 0.75% debentures to be repurchased plus accrued and unpaid interest. In addition, we may redeem some or all of our 0.75% debentures on or after August 1, 2010 for cash at a redemption price equal to 100% of the principal amount of the 0.75% debentures to be redeemed plus accrued and unpaid interest. The principal amount of the outstanding 0.75% debentures, the unamortized discount and the net carrying value as of January 3, 2010 was $143.9 million, $5.9 million and $138.0 million, respectively. For additional details see Note 14 of Notes to our Consolidated Financial Statements.

If the closing price of our class A common stock equaled or exceeded 125% of the initial effective conversion price governing the 1.25% debentures and/or 0.75% debentures for 20 out of 30 consecutive trading days in the last month of the fiscal quarter, then holders of the 1.25% debentures and/or 0.75% debentures have the right to convert the debentures into cash and shares of class A common stock any day in the following fiscal quarter. Because the closing price of our class A common stock on at least 20 of the last 30 trading days during the fiscal quarter ending January 3, 2010 and December 28, 2008 did not equal or exceed $70.94, or 125% of the applicable conversion price for our 1.25% debentures, and $102.80, or 125% of the applicable conversion price for our 0.75% debentures, holders of the 1.25% debentures and 0.75% debentures are unable to exercise their right to convert the debentures, based on the market price conversion trigger, on any day in the first quarter of fiscal 2010 and were unable to do so in the first quarter of fiscal 2009. Accordingly, we classified our 1.25% debentures as long-term in our Consolidated Balance Sheet as of January 3, 2010 and the 1.25% debentures and 0.75% debentures as long-term as of December 28, 2008. This test is repeated each fiscal quarter, therefore, if the market price conversion trigger is satisfied in a subsequent quarter, the 1.25% debentures may again be reclassified as short-term. For additional details see Note 14 of Notes to our Consolidated Financial Statements.

In addition, the holders of our 1.25% debentures and 0.75% debentures would be able to exercise their right to convert the debentures during the five consecutive business days immediately following any five consecutive trading days in which the trading price of our 1.25% debentures and 0.75% debentures is less than 98% of the average closing sale price of a share of class A common stock during the five consecutive trading days, multiplied by the applicable conversion rate.

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

In fiscal 2009, we used $75.6 million in cash to repurchase approximately $81.1 million in principal amount of our 0.75% debentures. We may use a portion of the net proceeds from the public offering of 10.35 million shares of our class A common stock and the issuance of our 4.75% debentures (or cash on hand) to repurchase more of our outstanding 1.25% debentures or 0.75% debentures. We expect that holders of our outstanding 1.25% debentures or 0.75% debentures from whom we may repurchase such debentures (which holders may include one or more of the underwriters of such debentures) may have outstanding short hedge positions in our class A common stock relating to such debentures. Upon repurchase, we expect that such holders will unwind or offset those hedge positions by purchasing class A common stock in secondary market transactions, including purchases in the open market, and/or entering into various derivative transactions with respect to our class A common stock. These activities could have the effect of increasing, or preventing a decline in, the market price of our class A common stock. The effect, if any, of any of these transactions and activities on the market price of our class A common stock or the debentures will depend in part on market conditions and cannot be ascertained at this time, but may be material.

We believe that our current cash and cash equivalents, cash generated from operations and funds available under our facility agreement with the Malaysian Government will be sufficient to fund the SunRay acquisition and our committed capital expenditures over the next 12 months. We may, however, seek to raise additional financing during the next 12 months in order to support our growth or to maintain a strong balance sheet with sufficient cash and liquidity. However, there can be no assurance that our liquidity will be adequate over time. Our capital expenditures may be greater than we expect if we decide to bring capacity on line more rapidly. If our capital resources are insufficient to satisfy our liquidity requirements, we may seek to sell additional equity securities or debt securities or obtain other debt financing. However, after the tax-free distribution of our shares by Cypress on September 29, 2008, our ability to sell additional equity securities to obtain additional financing is subject to Cypress’s consent in certain circumstances to ensure the tax-free nature of its distribution of our class B common stock. The occurrence of an equity financing transaction in such circumstances would trigger a tax to Cypress on the distribution, thereby causing us to be liable for such tax amount under our indemnification obligation to Cypress. For additional details, see Note 12 of Notes to our Consolidated Financial Statements. In addition, the sale of additional equity securities or convertible debt securities would result in additional dilution to our stockholders and may not be available on favorable terms or at all, particularly in light of the current crises in the financial and credit markets. Additional debt would result in increased expenses and would likely impose new restrictive covenants which may be similar or different than those restrictions contained in the covenants under the credit agreement with Wells Fargo, the facility agreement with the Malaysian Government, the term loan with Union Bank, the 4.75% debentures, 1.25% debentures and the 0.75% debentures. Financing arrangements may not be available to us, or may not be available in amounts or on terms acceptable to us.

Contractual Obligations

The following summarizes our contractual obligations as of January 3, 2010:

		Payments Due by Period
(In thousands)	Total	2010	2011-2012	2013-2014	Beyond 2014
Convertible debt, including interest (1)	$625,282	$212,645	$168,526	$244,111	$-
Term loan from Union Bank, including interest (2)	30,907	11,848	19,059	-	-
Loan from Malaysian Government (3)	218,953	-	-	-	218,953
Customer advances (4)	92,120	19,832	16,288	16,000	40,000
Operating lease commitments (5)	48,904	9,519	10,858	8,516	20,011
Utility obligations (6)	750	-	-	-	750
Non-cancelable purchase orders (7)	220,292	220,292	-	-	-
Purchase commitments under agreements (8)	6,428,426	716,930	1,393,375	1,511,709	2,806,412
Total	$7,665,634	$1,191,066	$1,608,106	$1,780,336	$3,086,126
(1)
Convertible debt and interest on convertible debt relate to the aggregate of $572.5 million in outstanding principal amount of our senior convertible debentures. For the purpose of the table above, we assume that all holders of the 4.75% debentures will hold the debentures through the date of maturity in fiscal 2014 and all holders of the 1.25% debentures and 0.75% debentures will require our Company to repurchase the debentures on February 15, 2012 and August 1, 2010, respectively, and upon conversion, the values of the 1.25% debentures and 0.75% debentures are equal to the aggregate principal amount of $342.5 million with no premiums (see Note 14 of Notes to our Consolidated Financial Statements).

(2)
The term loan from Union Bank including interest relates to borrowings totaling $30.0 million for three years at an interest rate of LIBOR plus 2% (see Note 14 of Notes to our Consolidated Financial Statements).

(3)
The loan from the Malaysian Government relates to amounts borrowed for the financing and operation of FAB3 which is under construction in Malaysia (see Note 14 of Notes to our Consolidated Financial Statements).

(4)
Customer advances relate to advance payments received from customers for future purchases of solar power products and future polysilicon purchases by a third party that manufactures ingots which are sold back to us under an ingot supply agreement (see Note 10 of Notes to our Consolidated Financial Statements).

(5)
Operating lease commitments primarily relate to a 5-year lease agreement with Cypress for our headquarters in San Jose, California, an 11-year lease agreement with an unaffiliated third party for our administrative, research and development offices in Richmond, California and other leases for various office space (see Note 12 of Notes to our Consolidated Financial Statements).

(6)	Utility obligations relate to our 11-year lease agreement with an unaffiliated third party for our administrative, research and development offices in Richmond, California.

(7)
Non-cancelable purchase orders relate to purchases of raw materials for inventory, construction services and manufacturing equipment from a variety of vendors (see Note 12 of Notes to our Consolidated Financial Statements).

(8)
Purchase commitments under agreements relate to arrangements entered into with suppliers of polysilicon, ingots, wafers and solar panels as well as agreements to purchase solar renewable energy certificates from solar installation owners in New Jersey. These agreements specify future quantities and pricing of products to be supplied by the vendors for periods up to eleven years and there are certain consequences, such as forfeiture of advanced deposits and liquidated damages relating to previous purchases, in the event that we terminate the arrangements (see Note 12 of Notes to our Consolidated Financial Statements).

As of January 3, 2010 and December 28, 2008, total liabilities associated with uncertain tax positions were $13.7 million and $13.5 million, respectively, and are included in “Other long-term liabilities” in our Consolidated Balance Sheets as they are not expected to be paid within the next twelve months. Due to the complexity and uncertainty associated with our tax positions, we cannot make a reasonably reliable estimate of the period in which cash settlement will be made for our liabilities associated with uncertain tax positions in other long-term liabilities, therefore, they have been excluded from the table above. We finalized a foreign tax audit during fiscal 2009 which decreased our total liabilities associated with uncertain tax positions. For additional details see Note 12 of Notes to our Consolidated Financial Statements.

Off-Balance-Sheet Arrangements

As of January 3, 2010, we did not have any significant off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Recently Adopted Accounting Guidance and Issued Accounting Guidance Not Yet Adopted

For a description of accounting changes and issued accounting guidance not yet adopted, including the expected dates of adoption and estimated effects, if any, in our Consolidated Financial Statements, see Note 1 of Notes to our Consolidated Financial Statements.

Quarterly Results of Operations

As a result of the findings of the Audit Committee’s independent investigation and in additional reviews performed by our Company, we have restated our interim financial data for the first three quarterly periods in the year ended January 3, 2010 and quarterly periods in the year ended December 28, 2008. Revised discussion and analysis regarding our results of operations and cash flows as restated is set forth below. For additional details see Note 2 of Notes to our Consolidated Financial Statements.

In addition, interim financial data for each quarter of fiscal 2008 reflect the retrospective application of new accounting guidance for convertible debt instruments that may be settled in cash upon conversion. Our previously filed Quarterly Reports on Form 10-Q as of March 29, 2009, June 28, 2009 and September 27, 2009 reflected the retrospective application of such new accounting guidance. For additional details see Notes 1 and 2 of Notes to our Consolidated Financial Statements.

Results of Operations for the Three Months Ended March 29, 2009 (Restated) and March 30, 2008 (Restated)

Revenue

	Three Months Ended
	March 29,	March 30,
	2009	2008
(Dollars in thousands)	(As Restated)	(As Restated)
Systems revenue	$103,953	$179,423
Components revenue	107,690	94,850
Total revenue	$211,643	$274,273

Total Revenue:  During the three months ended March 29, 2009 and March 30, 2008, our total revenue was $211.6 million and $274.3 million, respectively, a decrease of 23%. The decrease in our total revenue during the three months ended March 29, 2009 compared to the same period in fiscal 2008 is attributable to prolonged winter conditions in Europe, the difficult economic and credit environment domestically, and delayed purchasing decisions by many of our customers. Revenue earned in the three months ended March 30, 2008 resulted from ongoing construction of several large-scale solar power plants in Spain and high demand for our solar panels.

Sales outside the United States represented approximately 39% and 79% of our total revenue for the three months ended March 29, 2009 and March 30, 2008, respectively, representing a shift in the geography of the construction of system projects from Europe to the United States, particularly with the ongoing construction of a 25 MWac solar power plant for FPL in Desoto County, Florida.

Concentrations: We have three customers that each accounted for 10 percent or more of our total revenue in one of the three months ended March 29, 2009 and March 30, 2008 as follows:

		Three Months Ended
		March 29,	March 28,
(As a percentage of total revenue)		2009	2008
Significant Customers:	Business Segment
FPL	Systems	26%	*
Naturener Group	Systems	*	13%
Sedwick Corporate, S.L.	Systems	*	30%

*	denotes less than 10% during the period

We generate revenue from two business segments, as follows:

Systems Segment Revenue: Our systems revenue for the three months ended March 29, 2009 and March 30, 2008 was $104.0 million and $179.4 million, respectively, which accounted for 49% and 65%, respectively, of our total revenue. During the three months ended March 29, 2009, our systems revenue decreased 42% as compared to revenue earned in the three months ended March 30, 2008, due to the difficult economic conditions resulting in near-term challenges in financing system projects. In the three months ended March 30, 2008, our Systems Segment benefited from strong power plant scale demand in Europe, primarily in Spain, before the expiration of a pre-existing feed-in tariff in September 2008.

FPL was a significant customer to the Systems Segment during the three months ended March 29, 2009 due to the ongoing construction of a 25 MWac solar power plant in Desoto County, Florida. Sedwick Corporate, S.L. and Naturener Group were significant customers to the Systems Segment during the three months ended March 30, 2008 due to the ongoing construction of several large-scale solar power plants in Spain.

Components Segment Revenue:  Components revenue for the three months ended March 29, 2009 and March 30, 2008 was $107.7 million and $94.9 million, respectively, or 51% and 35%, respectively, of our total revenue. During the three months ended March 29, 2009, our components revenue increased 14% as compared to revenue earned in the three months ended March 30, 2008, primarily due to growing demand for our solar power products in Italy. However, components revenue in the three months ended March 29, 2009 was lower than our internal forecast due to a long winter season in Europe, primarily in Germany, and challenging business conditions due to the uncertain economic environment and tight credit conditions which negatively influenced overall demand and timing of customers’ buying decisions. In the three months ended March 30, 2008, our Components Segment benefited from strong demand in the residential and small commercial roof-top markets through our dealer network in both Europe and the United States.

Cost of Revenue

Details to cost of revenue by segment:

	Three Months Ended
	Systems		Components		Consolidated
	March 29,	March 30,	March 29,	March 30,	March 29,	March 30,
	2009	2008	2009	2008	2009	2008
(Dollars in thousands)	(As Restated)	(As Restated)	(As Restated)	(As Restated)	(As Restated)	(As Restated)
Amortization of other intangible assets	$1,841	$2,168	$952	$1,044	$2,793	$3,212
Stock-based compensation	298	2,511	598	1,203	896	3,714
Non-cash interest expense	230	36	270	52	500	88
Impairment of long-lived assets	-	1,343	-	4,146	-	5,489
Materials and other cost of revenue	92,955	137,870	82,264	72,404	175,219	210,274
Total cost of revenue	$95,324	$143,928	$84,084	$78,849	$179,408	$222,777
Total cost of systems revenue as a percentage of revenue	92%	80%	78%	83%	85%	81%
Total gross margin percentage	8%	20%	22%	17%	15%	19%

Total Cost of Revenue:  We had 12 and 7 solar cell manufacturing lines in our two facilities as of March 29, 2009 and March 30, 2008, respectively, with a total rated annual solar cell manufacturing capacity of 414 MWdc and 214 MWdc, respectively. During the three months ended March 29, 2009 and March 30, 2008, our two solar cell manufacturing facilities operated at approximately 73% and 68% capacity, respectively, producing 93.7 MWdc and 38.5 MWdc, respectively. During the three months ended March 29, 2009 and March 30, 2008, our total cost of revenue was $179.4 million and $222.8 million, respectively, which represents a decrease of 19%. The decrease in total cost of revenue corresponds with the decrease of 23% in total revenue during the three months ended March 29, 2009 compared to the same period in fiscal 2008. As a percentage of total revenue, our total cost of revenue increased to 85% in the three months ended March 29, 2009 compared to 81% in the three months ended March 30, 2008. This increase in total cost of revenue as a percentage of total revenue is reflective of (i) Systems Segment overhead costs incurred that are fixed in nature when systems revenue decreased 42% in the three months ended March 29, 2009 as compared to the same period in fiscal 2008; (ii) restructuring charges of $0.2 million in the first quarter of fiscal 2009; and (iii) higher amortization of capitalized interest expense in the first quarter of fiscal 2009 compared to the same period in 2008. This increase in total cost of revenue as a percentage of total revenue was partially offset by (i) decreased costs of polysilicon beginning in the second quarter of fiscal 2008; (ii) improved manufacturing economies of scale associated with markedly higher production volume; (iii) reduced expenses associated with the amortization of intangible assets and stock-based compensation; and (iv) one-time asset impairment charges of $5.5 million in the first quarter of fiscal 2008 relating to the wind down of our imaging detector product line and for the write-down of certain solar product manufacturing equipment which became obsolete due to new processes (the costs associated with the $3.3 million write-down of certain solar product manufacturing equipment was recovered from the vendor in the third quarter of fiscal 2008).

Systems Segment Gross Margin: Gross margin was $8.6 million and $35.5 million for the three months ended March 29, 2009 and March 30, 2008, respectively, or 8% and 20%, respectively, of systems revenue. Gross margin decreased due to lower average selling prices for our solar power systems and Systems Segment overhead costs incurred that are fixed in nature when systems revenue decreased 42% in the three months ended March 29, 2009 as compared to the same period in fiscal 2008.

 Components Segment Gross Margin: Gross margin was $23.6 million and $16.0 million for the three months ended March 29, 2009 and March 30, 2008, respectively, or 22% and 17%, respectively, of components revenue. Gross margin increased due to higher average solar cell conversion efficiency and better silicon utilization, continued reduction in silicon costs and higher volume, partially offset by lower average selling prices for our solar power products.

Research and Development

	Three Months Ended
	March 29,	March 30,
	2009	2008
(Dollars in thousands)	(As Restated)
Stock-based compensation	$1,347	$811
Other research and development	6,533	3,831
Total research and development	$7,880	$4,642
Total research and development as a percentage of revenue	4%	2%

During the three months ended March 29, 2009 and March 30, 2008, our research and development expense was $7.9 million and $4.6 million, respectively, which represents an increase of 70%. The increase in spending during the three months ended March 29, 2009 as compared to the same period in fiscal 2008 resulted primarily from: (i) increases in salaries, benefits and stock-based compensation costs as a result of increased headcount; and (ii) costs related to the improvement of our current generation solar cell manufacturing technology, development of our third generation of solar cells, development of next generation solar panels, development of next generation trackers and rooftop systems, and development of systems performance monitoring products. These increases were partially offset by grants and cost reimbursements received from various government entities in the United States of approximately $1.8 million and $1.7 million in the three months ended March 29, 2009 and March 30, 2008, respectively.

Sales, General and Administrative

	Three Months Ended
	March 29,	March 30,
	2009	2008
(Dollars in thousands)	(As Restated)
Amortization of other intangible assets	$1,259	$1,105
Stock-based compensation	6,811	9,983
Other sales, general and administrative	34,334	22,770
Total sales, general and administrative	$42,404	$33,858
Total sales, general and administrative as a percentage of revenue	20%	12%

During the three months ended March 29, 2009 and March 30, 2008, our SG&A expense was $42.4 million and $33.9 million, respectively, which represents an increase of 25%. The increase in our SG&A expense during the three months ended March 29, 2009 as compared to the same period in fiscal 2008 resulted primarily from higher spending in all areas of sales, marketing, finance and information technology to support the growth of our business, particularly: (i) sales and marketing spending to expand our dealer network with nearly 500 dealers worldwide; (ii) outside professional fees for legal and accounting services; (iii) increased headcount and payroll related expenses; and (iv) restructuring charges of $0.9 million.

Other Income (Expense), Net

	Three Months Ended
	March 29,	March 30,
	2009	2008
(Dollars in thousands)		(As Restated)
Interest income	$1,184	$4,147
Total interest income as a percentage of revenue	1%	2%
Non-cash interest expense	$(4,521)	$(4,296)
Other interest expense	(1,600)	(1,721)
Total interest expense	$(6,121)	$(6,017)
Total interest expense as a percentage of revenue	3%	2%
Other, net	$(7,157)	$715
Total other, net as a percentage of revenue	3%	0%

Interest income represents interest income earned on our cash, cash equivalents, restricted cash, restricted cash equivalents, available-for-sale securities and a notes receivable. The decrease in interest income of 71% in the three months ended March 29, 2009 as compared to the same period in fiscal 2008 resulted from lower cash holdings related to capital expenditures for our manufacturing capacity expansion.

Interest expense during the three months ended March 29, 2009 relates to borrowings under our 0.75% and 1.25% senior convertible debentures, the facility agreement with the Malaysian Government, fees for our outstanding letters of credit with Wells Fargo and customer advance payments. Interest expense during the three months ended March 30, 2008 relates to borrowings under our senior convertible debentures, fees for our outstanding letters of credit with Wells Fargo and customer advance payments. The increase in interest expense of 2% in the three months ended March 29, 2009 as compared to the same period in fiscal 2008 is due to interest on borrowings totaling Malaysian Ringgit 375.0 million (approximately $103.9 million based on the exchange rate as of March 29, 2009) under the facility agreement with the Malaysian Government, partially offset by higher capitalized interest of $2.5 million in the three months ended March 29, 2009, as compared to $1.8 million in the same period of 2008. Our debt was used to fund our capital expenditures for our manufacturing capacity expansion.

The following table summarizes the components of other, net:

	Three Months Ended
	March 29,	March 30,
(Dollars in thousands)	2009	2008
Gain (loss) on derivatives and foreign exchange	$(5,778)	$756
Impairment of investments	(1,318)	-
Other income (expense), net	(61)	(41)
Total other, net	$(7,157)	$715

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

Income Taxes

	Three Months Ended
	March 29,	March 30,
	2009	2008
(Dollars in thousands)	(As Restated)	(As Restated)
Provision for (benefit from) income taxes	$(19,196)	$1,280
As a percentage of revenue	9%	0%

In the three months ended March 29, 2009, our effective rate of income tax benefit of 63.7% was primarily due to domestic and foreign income losses in certain jurisdictions, nondeductible amortization of purchased intangible assets and discrete stock option deductions. Our effective tax rate for the three months ended March 30, 2008 of 10.8% was primarily attributable to domestic and foreign income taxes in certain jurisdictions where our operations are profitable, net of the consumption of non-stock net operating loss carryforwards. Our interim period tax provision is estimated based on the expected annual worldwide tax rate and takes into account the tax effect of discrete items.

Equity in earnings of unconsolidated investees

	Three Months Ended
	March 29,	March 30,
	2009	2008
(Dollars in thousands)		(As Restated)
Equity in earnings of unconsolidated investees	$1,245	$582
As a percentage of revenue	1%	0%

During the three months ended March 29, 2009 and March 30, 2008, our equity in earnings of unconsolidated investees were gains of $1.2 million and $0.6 million, respectively. Our share of Woongjin Energy’s income totaled $1.3 million in the three months ended March 29, 2009 as compared to $0.6 million in the three months ended March 30, 2008 due to: (i) increases in production since Woongjin Energy began manufacturing in the third quarter of fiscal 2007; and (ii) our equity investment increased from 28.8% as of March 30, 2008 to 42.1% as of March 29, 2009. First Philec Solar became operational in the second quarter of fiscal 2008 and our share of the joint venture’s loss totaled $0.1 million and zero in the three months ended March 29, 2009 and March 30, 2008, respectively.

Liquidity and Capital Resources

 Cash Flows

A summary of the sources and uses of cash and cash equivalents is as follows:

	Three Months Ended
	March 29,	March 30,
	2009	2008
(Dollars in thousands)	(As Restated)	(As Restated)
Net cash used in operating activities	$(53,125)	$(68,714)
Net cash used in investing activities	(43,109)	(92,593)
Net cash provided by financing activities	49,269	1,798

Operating Activities

Net cash used in operating activities of $53.1 million in the three months ended March 29, 2009 was primarily the result of an increase in inventory of $86.0 million because demand was lower than our internal forecast due to a long winter season in Europe, primarily in Germany, and challenging business conditions due to the uncertain economic environment and tight credit conditions which negatively influenced overall demand and timing of customers’ buying decisions. In addition, net cash used represents a decrease in accounts payable and other accrued liabilities of $24.8 million due to the elimination or delay of costs from our internal expenditure plan until the business climate and overall demand for our solar power products improves, other changes in operating assets and liabilities of $10.6 million and a net loss of $9.7 million, offset by non-cash charges totaling $38.3 million for depreciation, amortization, impairment of investments, stock-based compensation and non-cash interest expense, less non-cash income of $1.2 million related to our equity share in earnings of joint ventures, and a decrease in accounts receivable of $40.9 million.

Net cash used in operating activities of $68.7 million for the three months ended March 30, 2008 was primarily the result of decreases in billings in excess of costs and estimated earnings of $43.7 million related to contractual timing of system project billings, as well as increases in costs and estimated earnings in excess of billings of $20.7 million, inventory of $43.1 million, accounts receivable of $17.2 million and other changes in operating assets and liabilities totaling $19.5 million. These items were partially offset by net income of $11.1 million, plus non-cash charges totaling $39.4 million for depreciation, amortization, impairment of long-lived assets, stock-based compensation and non-cash interest expense, less non-cash income of $0.6 million for our equity share in earnings of Woongjin Energy. In addition, these items were offset by increases in accounts payable and other accrued liabilities of $25.5 million. The significant increases in substantially all of our operating assets and liabilities resulted from our substantial revenue increase in the three months ended March 30, 2008 compared to previous quarters which impacted net income and working capital.

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

Net cash used in investing activities during the three months ended March 30, 2008 was $92.6 million, of which $51.1 million relates to capital expenditures primarily associated with manufacturing capacity expansion in the Philippines. Also during the three months ended March 30, 2008: (i) restricted cash and cash equivalents increased by $55.5 million for advanced payments received from customers that we provided security in the form of cash collateralized bank standby letters of credit; (ii) we paid $13.5 million in cash for the acquisition of Solar Solutions, net of cash acquired; and (iii) we invested an additional $5.6 million in joint ventures. Cash used in investing activities was partially offset by $33.1 million in proceeds received from the sales or maturities of available-for-sale securities, net of available-for-sale securities purchased during the period.

Financing Activities

Net cash provided by financing activities during the three months ended March 29, 2009 reflects proceeds received of Malaysian Ringgit 185.0 million (approximately $51.2 million based on the exchange rate as of March 29, 2009) from the Malaysian Government under our facility agreement, $0.4 million from stock option exercises, partially offset by cash paid of $2.4 million for treasury stock purchases that were used to pay withholding taxes on vested restricted stock. Net cash provided by financing activities during the three months ended March 30, 2008 reflects $1.1 million from stock option exercises and $4.0 million in excess tax benefits from stock-based award activity, partially offset by cash paid of $3.3 million for treasury stock purchases that were used to pay withholding taxes on vested restricted stock.

Results of Operations for the Three and Six Months Ended June 28, 2009 (Restated) and June 29, 2008 (Restated)

Revenue

	Three Months Ended		Six Months Ended
	June 28,	June 29,	June 28,	June 29,
	2009	2008	2009	2008
(Dollars in thousands)	(As Restated)	(As Restated)	(As Restated)	(As Restated)
Systems revenue	$110,421	$270,617	$214,374	$450,040
Components revenue	188,920	112,158	296,610	207,008
Total revenue	$299,341	$382,775	$510,984	$657,048

Total Revenue:  During the three and six months ended June 28, 2009, our total revenue of approximately $299.3 million and $511.0 million, respectively, represented a decrease of 22% from total revenue reported in each of the comparable periods of fiscal 2008. The decrease in our total revenue during the three and six months ended June 28, 2009 as compared to the same periods in fiscal 2008 is attributable to the difficult economic and credit environment globally. Revenue earned in the three and six months ended June 29, 2008 primarily related to the then ongoing construction of several large-scale solar power plants in Spain and high demand for our solar panels.

Sales outside the United States represented approximately 51% and 45% of our total revenue for the three and six months ended June 28, 2009, respectively, as compared to 85% and 82% in the three and six months ended June 29, 2008, respectively. The change in geography mix is primarily due to: (i) the expiration of an attractive governmental feed-in tariff in Spain in September 2008; (ii) the construction of a 25 MWac solar power plant for FPL in Desoto County, Florida in the first half of fiscal 2009; and (iii) revenue growth from our Components Segment in the United States, particularly in California, due to generous government incentives, focused advertising and our effective dealer network.

Concentrations: We have three customers that each accounted for 10 percent or more of our total revenue in one period during the three and six months ended June 28, 2009 and June 29, 2008 as follows:

		Three Months Ended		Six Months Ended
		June 28,	June 29,	June 28,	June 29,
(As a percentage of total revenue)		2009	2008	2009	2008
Significant Customers:	Business Segment
FPL	Systems	19%	*	22%	*
Naturener Group	Systems	*	43%	*	30%
Sedwick Corporate, S.L.	Systems	*	19%	*	24%

*           denotes less than 10% during the period

We generate revenue from two business segments, as follows:

Systems Segment Revenue: Our systems revenue for the three and six months ended June 28, 2009 was $110.4 million and $214.4 million, respectively, which accounted for 37% and 42%, respectively, of our total revenue. Systems revenue for the three and six months ended June 29, 2008 was $270.6 million and $450.0 million, respectively, which accounted for 71% and 68%, respectively, of our total revenue. During the three and six months ended June 28, 2009, our systems revenue decreased 59% and 52%, respectively, as compared to revenue earned in the comparable periods of fiscal 2008, due to the difficult economic conditions resulting in near-term challenges in financing system projects. In the three and six months ended June 29, 2008, our Systems Segment benefited from strong power plant scale demand in Europe, primarily in Spain, and reflected the significant completion of Spain based projects in the second quarter of fiscal 2008 before the expiration of a governmental feed-in tariff in September 2008.

FPL was a significant customer to the Systems Segment during the three and six months ended June 28, 2009 due to the construction of a 25 MWac solar power plant in Desoto County, Florida. Sedwick Corporate, S.L. and Naturener Group were significant customers to the Systems Segment during the three and six months ended June 29, 2008 due to the then ongoing construction of several large-scale solar power plants in Spain.

Components Segment Revenue:  Components revenue for the three and six months ended June 28, 2009 was $188.9 million and $296.6 million, respectively, or 63% and 58%, respectively, of our total revenue. Components revenue for the three and six months ended June 29, 2008 was $112.2 million and $207.0 million, respectively, or 29% and 32%, respectively, of our total revenue. During the three and six months ended June 28, 2009, our components revenue increased 68% and 43%, respectively, as compared to revenue earned in the comparable periods of fiscal 2008, primarily due to growing demand in Germany and the United States, particularly in California, due to generous government incentives, focused advertising and our effective dealer network. In the three and six months ended June 29, 2008, our Components Segment benefited from strong demand in the residential and small commercial roof-top markets through our third-party dealer network in both Europe and the United States.

Cost of Revenue

Details to cost of revenue by segment:

	Three Months Ended
	Systems		Components		Consolidated
	June 28,	June 29,	June 28,	June 29,	June 28,	June 29,
	2009	2008	2009	2008	2009	2008
(Dollars in thousands)	(As Restated)	(As Restated)	(As Restated)	(As Restated)	(As Restated)	(As Restated)
Amortization of other intangible assets	$1,841	$1,841	$954	$1,066	$2,795	$2,907
Stock-based compensation	1,474	2,239	3,083	2,890	4,557	5,129
Non-cash interest expense	347	65	893	80	1,240	145
Impairment of long-lived assets	-	-	-	-	-	-
Materials and other cost of revenue	92,374	208,921	157,697	81,509	250,071	290,430
Total cost of revenue	$96,036	$213,066	$162,627	$85,545	$258,663	$298,611
Total cost of systems revenue as a percentage of revenue	87%	79%	86%	76%	86%	78%
Total gross margin percentage	13%	21%	14%	24%	14%	22%

	Six Months Ended
	Systems		Components		Consolidated
	June 28,	June 29,	June 28,	June 29,	June 28,	June 29,
	2009	2008	2009	2008	2009	2008
(Dollars in thousands)	(As Restated)	(As Restated)	(As Restated)	(As Restated)	(As Restated)	(As Restated)
Amortization of other intangible assets	$3,682	$4,009	$1,906	$2,110	$5,588	$6,119
Stock-based compensation	1,772	4,750	3,681	4,093	5,453	8,843
Non-cash interest expense	577	101	1,163	132	1,740	233
Impairment of long-lived assets	-	1,343	-	4,146	-	5,489
Materials and other cost of revenue	185,329	346,791	239,961	153,913	425,290	500,704
Total cost of revenue	$191,360	$356,994	$246,711	$164,394	$438,071	$521,388
Total cost of systems revenue as a percentage of revenue	89%	79%	83%	79%	86%	79%
Total gross margin percentage	11%	21%	17%	21%	14%	21%

Total Cost of Revenue:  We had 14 and 8 active solar cell manufacturing lines in our two solar cell manufacturing facilities as of June 28, 2009 and June 29, 2008, respectively, with a total rated annual solar cell manufacturing capacity of 494 MWdc and 254 MWdc, respectively. During the three and six months ended June 28, 2009, our two solar cell manufacturing facilities operated at approximately 49% and 61% capacity, respectively, producing 63.6 MWdc and 157.3 MWdc, respectively, as compared to the three and six months ended June 29, 2008 when our facilities operated at approximately 74% and 71% capacity, respectively, producing 49.8 MWdc and 88.3 MWdc, respectively. During the three and six months ended June 28, 2009, our total cost of revenue was $258.7 million and $438.1 million, respectively, which represented decreases of 13% and 16%, respectively, compared to the total cost of revenue reported in the comparable periods of fiscal 2008. As a percentage of total revenue, our total cost of revenue increased to 86% for each of the three and six months ended June 28, 2009, respectively, compared to 78% and 79% in the three and six months ended June 29, 2008, respectively. This increase in total cost of revenue as a percentage of total revenue is reflective of: (i) lower factory utilization due to our planned transition to a demand driven manufacturing strategy to reduce inventory levels and (ii) higher amortization of capitalized interest expense. This increase in total cost of revenue as a percentage of total revenue was partially offset by: (i) decreased costs of polysilicon beginning in the second quarter of fiscal 2008; (ii) reduced expenses associated with the amortization of other intangible assets and stock-based compensation; and (iii) one-time asset impairment charges of $5.5 million in the first quarter of fiscal 2008 relating to the wind down of our imaging detector product line and for the write-down of certain solar product manufacturing equipment which became obsolete due to new processes (the costs associated with the $3.3 million write-down of certain solar product manufacturing equipment was recovered from the vendor in the third quarter of fiscal 2008).

Systems Segment Gross Margin: Gross margin was $14.4 million and $23.0 million for the three and six months ended June 28, 2009, respectively, or 13% and 11%, respectively, of systems revenue. Gross margin was $57.6 million and $93.0 million for the three and six months ended June 29, 2008, respectively, or 21% each of the three and six months ended June 29, 2008, respectively, of systems revenue. Gross margin decreased due to lower average selling prices for our solar power systems and Systems Segment overhead costs incurred that are fixed in nature when systems revenue decreased 59% and 52% in the three and six months ended June 28, 2009, respectively, as compared to the same periods in fiscal 2008.

Components Segment Gross Margin: Gross margin was $26.3 million and $49.9 million for the three and six months ended June 28, 2009, respectively, or 14% and 17%, respectively, of components revenue. Gross margin was $26.6 million and $42.6 million for the three and six months ended June 29, 2008, respectively, or 24% and 21%, respectively, of components revenue.  Gross margin decreased due to lower average selling prices for our solar power products and higher unabsorbed variance costs due to lower factory utilization, partially offset by continued reduction in silicon costs.

Research and Development

	Three Months Ended		Six Months Ended
	June 28,	June 29,	June 28,	June 29,
	2009	2008	2009	2008
(Dollars in thousands)	(As Restated)
Stock-based compensation	$1,566	$972	$2,913	$1,783
Other research and development	5,371	3,841	11,904	7,672
Total research and development	$6,937	$4,813	$14,817	$9,455
Total research and development as a percentage of revenue	2%	1%	3%	1%

During the three and six months ended June 28, 2009, our research and development expense was $6.9 million and $14.8 million, respectively, which represented increases of 44% and 57%, respectively, from research and development expense reported in the comparable periods of fiscal 2008. The increase in spending during the three and six months ended June 28, 2009 compared to the same periods in fiscal 2008 resulted primarily from costs related to the improvement of our current generation solar cell manufacturing technology, development of our third generation of solar cells, development of next generation solar panels, development of next generation trackers and rooftop systems, and development of systems performance monitoring products. These increases were partially offset by grants and cost reimbursements received from various government entities in the United States totaling approximately $0.5 million and $2.3 million in the three and six months ended June 28, 2009, respectively, compared to approximately $2.0 million and $3.7 million in the three and six months ended June 29, 2008, respectively.

Sales, General and Administrative
	Three Months Ended		Six Months Ended
	June 28,	June 29,	June 28,	June 29,
	2009	2008	2009	2008
(Dollars in thousands)	(As Restated)		(As Restated)
Amortization of other intangible assets	$1,303	$1,127	$2,562	$2,232
Stock-based compensation	5,953	12,506	12,764	22,489
Other sales, general and administrative	35,519	29,575	69,853	52,345
Total sales, general and administrative	$42,775	$43,208	$85,179	$77,066
Total sales, general and administrative as a percentage of revenue	14%	11%	17%	12%

During the three and six months ended June 28, 2009, our SG&A expense was $42.8 million and $85.2 million, respectively, which represents a decrease of 1% and an increase of 11%, respectively, from SG&A expense reported in the comparable periods of fiscal 2008. The decrease in our SG&A expense during the three months ended June 28, 2009 compared to the same period of fiscal 2008 resulted primarily from cost-reduction efforts, including headcount reductions. The increase in our SG&A expense during the six months ended June 28, 2009 compared to the same period of fiscal 2008 resulted primarily from higher spending in all areas of sales, marketing, finance and information technology to support the growth of our business, particularly sales and marketing costs to launch our new marketing campaign and expand our third-party dealer network with nearly 600 dealers worldwide.

Other Income (Expense), Net

	Three Months Ended		Six Months Ended
	June 28,	June 29,	June 28,	June 29,
	2009	2008	2009	2008
(Dollars in thousands)		(As Restated)		(As Restated)
Interest income	$765	$2,289	$1,949	$6,436
Total interest income as a percentage of revenue	0%	1%	0%	1%
Non-cash interest expense	$(4,675)	$(4,150)	(9,196)	(8,446)
Other interest expense	(4,853)	(1,628)	(6,453)	(3,349)
Total interest expense	$(9,528)	$(5,778)	$(15,649)	$(11,795)
Total interest expense as a percentage of revenue	3%	2%	3%	2%
Gain on purchased options	$21,193	$-	$21,193	$-
Total gain on purchased options as a percentage of revenue	7%	0%	4%	0%
Other, net	$2,807	$(3,570)	$(4,350)	$(2,855)
Total other, net as a percentage of revenue	1%	1%	1%	0%

Interest income represents interest income earned on our cash, cash equivalents, restricted cash, restricted cash equivalents, available-for-sale securities and a notes receivable. The decrease in interest income of 67% and 70% during the three and six months ended June 28, 2009, respectively, as compared to the same periods in fiscal 2008, resulted from lower interest rates earned on cash holdings during the first half of fiscal 2009 as compared to the same period in fiscal 2008.

Interest expense during the three and six months ended June 28, 2009 relates to borrowings under our senior convertible debentures, the facility agreement with the Malaysian Government, the term loan with Union Bank, fees for our outstanding letters of credit with Wells Fargo and customer advance payments. Interest expense during the three and six months ended June 29, 2008 relates to borrowings under our senior convertible debentures, fees for our outstanding letters of credit with Wells Fargo and customer advance payments. The increase in interest expense of 65% and 33% in the three and six months ended June 28, 2009, respectively, compared to the same periods in fiscal 2008 is primarily due to additional indebtedness related to our $230.0 million in principal amount of 4.75% debentures issued on May 4, 2009, approximately $106.2 million outstanding loans under the facility agreement with the Malaysian Government and $30.0 million under the term loan with Union Bank. This increase was partially offset by higher capitalized interest of $2.3 million and $4.8 million in the three and six months ended June 28, 2009, respectively, compared to $2.1 million and $4.4 million in the three and six months ended June 29, 2008, respectively, and the repurchase of a portion of our 0.75% debentures with a principal amount, unamortized discount and net carrying value of $73.1 million, $5.9 million and $67.2 million, respectively.

In connection with the issuance of our 4.75% debentures, we entered into Purchased Options intended to reduce the potential dilution that would occur upon conversion of the debentures. The Purchased Options, which are indexed to our class A common stock, were deemed to be mark-to-market derivatives during the period in which the over-allotment option in favor of the 4.75% debenture underwriters was unexercised. We entered into the debenture underwriting agreement on April 28, 2009 and the 4.75% debenture underwriters exercised the over-allotment option in full on April 29, 2009. During the one-day period that the underwriters’ over-allotment option was outstanding, our class A common stock price increased substantially, resulting in a non-cash non-taxable gain on Purchased Options of $21.2 million in the second quarter of fiscal 2009 in our Consolidated Statement of Operations.

The following table summarizes the components of other, net:

	Three Months Ended		Six Months Ended
	June 28,	June 29,	June 28,	June 29,
(Dollars in thousands)	2009	2008	2009	2008
Gain (loss) on derivatives and foreign exchange	$3,230	$(3,584)	$(2,548)	$(2,828)
Impairment of investments	(489)	-	(1,807)	-
Other income (expense), net	66	14	5	(27)
Total other, net	$2,807	$(3,570)	$(4,350)	$(2,855)

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

Income Taxes

	Three Months Ended		Six Months Ended
	June 28,	June 29,	June 28,	June 29,
	2009	2008	2009	2008
(Dollars in thousands)	(As Restated)	(As Restated)	(As Restated)	(As Restated)
Provision for (benefit from) income taxes	$(5,223)	$4,676	$(24,419)	$5,956
As a percentage of revenue	2%	1%	5%	1%

In the three and six months ended June 28, 2009, our effective rate of income tax benefit of 84.2% and 102.0%, respectively, was primarily due to domestic and foreign income taxes in certain jurisdictions where our operations are profitable, net of nondeductible amortization of purchased other intangible assets, discrete stock option deductions and the discrete non-cash non-taxable gain on purchased options of $21.2 million. Our income tax provision for the three and six months ended June 29, 2008 of 16.1% and 14.6%, respectively, was primarily attributable to domestic and foreign income taxes in certain jurisdictions where our operations were profitable, net of the consumption of non-stock net operating loss carryforwards. Our interim period tax provision is estimated based on the expected annual worldwide tax rate and takes into account the tax effect of discrete items.

 Equity in earnings of unconsolidated investees
	Three Months Ended		Six Months Ended
	June 28,	June 29,	June 28,	June 29,
	2009	2008	2009	2008
(Dollars in thousands)		(As Restated)		(As Restated)
Equity in earnings of unconsolidated investees	$3,133	$2,394	$4,378	$2,976
As a percentage of revenue	1%	1%	1%	0%

During the three and six months ended June 28, 2009, our equity in earnings of unconsolidated investees were gains of $3.1 million and $4.4 million, respectively, compared to gains of $2.4 million and $3.0 million in the three and six months ended June 29, 2008, respectively. Our share of Woongjin Energy’s income totaled $3.2 million and $4.5 million in the three and six months ended June 28, 2009, respectively, compared to $2.4 million and $3.0 million in the three and six months ended June 29, 2008, respectively, due to: (i) increases in production since Woongjin Energy began manufacturing in the third quarter of fiscal 2007; and (ii) our equity investment increased from 28.8% as of June 29, 2008 to 42.1% as of June 28, 2009. First Philec Solar became operational in the second quarter of fiscal 2008 and our share of the joint venture’s loss totaled $0.1 million in each of the three and six months ended June 28, 2009, compared to zero in each of the three and six months ended June 29, 2008.

Cash Flows
A summary of the sources and uses of cash and cash equivalents is as follows:

	Six Months Ended
	June 28,	June 29,
	2009	2008
(Dollars in thousands)	(As Restated)	(As Restated)
Net cash used in operating activities	$(47,689)	$(36,755)
Net cash used in investing activities	(126,423)	(76,786)
Net cash provided by financing activities	429,495	10,762

Operating Activities

Net cash used in operating activities of $47.7 million in the six months ended June 28, 2009 was primarily the result of a decrease in accounts payable and other accrued liabilities of $105.6 million due to decreased purchases in response to the overall poor business climate and an increase in accounts receivable of $24.5 million, partially offset by net income of $4.9 million, plus non-cash charges totaling $82.7 million for depreciation, amortization, impairment of investments, stock-based compensation and non-cash interest expense, less non-cash income of $25.6 million related to a gain on Purchased Options and our equity share in earnings of joint ventures, and other changes in operating assets and liabilities of $20.4 million.

Net cash used in operating activities of $36.8 million in the six months ended June 29, 2008 was primarily the result of increases in accounts receivable of $103.1 million and inventory of $65.5 million, as well as decreases in billings in excess of costs and estimated earnings of $38.9 million related to contractual timing of system project billings and other changes in operating assets and liabilities of $29.3 million. These items were partially offset by net income of $37.9 million, plus non-cash charges totaling $79.1 million for depreciation, amortization, impairment of long-lived assets, stock-based compensation and non-cash interest expense, less non-cash income of $3.0 million for our share in earnings of Woongjin Energy. In addition, these items were offset by increases in accounts payable and other accrued liabilities of $86.0 million. The significant increases in substantially all of our operating assets and liabilities resulted from our substantial revenue increase in the six months ended June 29, 2008 compared to previous periods which impacted net income and working capital.

Investing Activities

Net cash used in investing activities during the six months ended June 28, 2009 was $126.4 million, of which $111.7 million relates to capital expenditures primarily associated with manufacturing capacity expansion in the Philippines and Malaysia and $42.3 million relates to increases in restricted cash and cash equivalents for the second drawdown under the facility agreement with the Malaysian government. Cash used in investing activities was partially offset by $19.7 million in proceeds received from the sales or maturities of available-for-sale securities and $7.9 million in proceeds received from the sale of equipment to a third-party subcontractor.

Net cash used in investing activities during the six months ended June 29, 2008 was $76.8 million, of which $95.7 million relates to capital expenditures primarily associated with manufacturing capacity expansion in the Philippines. Also during the six months ended June 29, 2008: (i) restricted cash and cash equivalents increased by $16.0 million for advanced payments received from customers that we provided security in the form of cash collateralized bank standby letters of credit; (ii) we paid $13.5 million in cash for the acquisition of Solar Solutions, net of cash acquired; and (iii) we invested an additional $22.6 million in joint ventures and other non-public companies. Cash used in investing activities was partially offset by $71.0 million in proceeds received from the sales or maturities of available-for-sale securities, net of available-for-sale securities purchased during the period.

Financing Activities

Net cash provided by financing activities during the six months ended June 28, 2009 reflects cash received of: (i) $218.9 million in net proceeds from our public offering of 10.35 million shares of our class A common stock; (ii) $198.7 million in net proceeds from the issuance of $230.0 million in principal amount of our 4.75% debentures, after reflecting the payment of the net cost of the convertible debenture hedge transactions; (iii) Malaysian Ringgit 185.0 million (approximately $52.4 million based on the exchange rate as of June 28, 2009) from the Malaysian Government under our facility agreement; (iv) $29.8 million in net proceeds from Union Bank under our $30.0 million term loan; and (v) $0.8 million from stock option exercises. Cash received during the six months ended June 28, 2009 was partially offset by cash paid of $67.9 million to repurchase approximately $73.1 million in principal amount of our 0.75% debentures and $3.1 million for treasury stock purchases that were used to pay withholding taxes on vested restricted stock.

Net cash provided by financing activities during the six months ended June 29, 2008 reflects $2.3 million from stock option exercises and $12.6 million in excess tax benefits from stock-based award activity, partially offset by cash paid of $4.2 million for treasury stock purchases that were used to pay withholding taxes on vested restricted stock.

Results of Operations for the Three and Nine Months Ended September 27, 2009 (Restated) and September 28, 2008 (Restated)

Revenue

	Three Months Ended		Nine Months Ended
	September 27,	September 28,	September 27,	September 28,
	2009	2008	2009	2008
(Dollars in thousands)	(As Restated)	(As Restated)	(As Restated)	(As Restated)
Systems revenue	$167,466	$198,291	$381,840	$648,331
Components revenue	297,895	184,170	594,505	391,178
Total revenue	$465,361	$382,461	$976,345	$1,039,509

Total Revenue:  During the three and nine months ended September 27, 2009, our total revenue of approximately $465.4 million and $976.3 million, respectively, represented an increase of 22% and a decrease of 6%, respectively, from total revenue reported in the comparable periods of 2008. The increase in our total revenue during the three months ended September 27, 2009 compared to the same period in fiscal 2008 resulted from strong demand in multiple geographies and market segments. The decrease in our total revenue during the nine months ended September 27, 2009 compared to the same period in fiscal 2008 is attributable to the difficult economic and credit environment experienced during the first half of fiscal 2009.

Sales outside the United States represented approximately 68% and 54% of our total revenue for the three and nine months ended September 27, 2009, respectively, compared to 51% and 71% in the three and nine months ended September 28, 2008, respectively. The change in geography mix during the three months ended September 27, 2009 as compared to the same period in fiscal 2008 is primarily due to: (i) the ongoing construction of a 24 MWac solar power plant in Montalto di Castro, Italy; and (ii) the expansion of our third-party global dealer network in Germany and Italy. The change in geography mix during the nine months ended September 27, 2009 as compared to the same period is 2008 is primarily due to: (i) the expiration of an attractive governmental feed-in tariff in Spain in September 2008; (ii) the construction of a 25 MWac solar power plant in Desoto County, Florida in the nine months ended September 27, 2009; and (iii) revenue growth from our Components Segment in the United States, particularly in California, due to federal, state and local government incentives and the growth of our third-party global dealer network.

Concentrations: We have four customers that each accounted for 10 percent or more of our total revenue in one period during the three and nine months ended September 27, 2009 and September 28, 2008 as follows:

		Three Months Ended		Nine Months Ended
		September 27,	September 28,	September 27,	September 28,
(As a percentage of total revenue)		2009	2008	2009	2008
Significant Customers:	Business Segment
SunRay	Systems	15%	*	*	*
FPL	Systems	*	*	14%	*
Naturener Group	Systems	*	11%	*	23%
Sedwick Corporate, S.L.	Systems	*	*	*	15%

*      denotes less than 10% during the period

We generate revenue from two business segments, as follows:

Systems Segment Revenue: Our systems revenue for the three and nine months ended September 27, 2009 was $167.5 million and $381.8 million, respectively, which accounted for 36% and 39%, respectively, of our total revenue. The majority of systems revenue recognized in the third quarter of fiscal 2009 resulted from the ongoing construction of a 24 MWac solar power plant for SunRay in Montalto di Castro, Italy, in which approximately 48% of the project’s revenue was earned in the three months ended September 27, 2009. Also during the third quarter of fiscal 2009, our Systems Segment completed the construction of a 25 MWac solar power plant for FPL in Desoto County, Florida, the largest solar power plant in North America, and began the construction of a 10 MWac solar power plant for FPL at the Kennedy Space Center in Florida as well as a 8 MWac solar power plant for Exelon Corporation in Chicago, Illinois. Systems revenue for the three and nine months ended September 28, 2008 was $198.3 million and $648.3 million, respectively, which accounted for 52% and 62%, respectively, of our total revenue. In the three and nine months ended September 28, 2008, our Systems Segment benefited from strong power plant scale demand in Europe, primarily in Spain, and reflected the installation of more than 40 MWac of Spain based projects before the expiration of a governmental feed-in tariff in September 2008. During the three and nine months ended September 27, 2009, our systems revenue decreased 16% and 41%, respectively, as compared to revenue earned in the comparable periods of 2008, due to difficult economic conditions resulting in near-term challenges in financing system projects.

Components Segment Revenue:  Components revenue for the three and nine months ended September 27, 2009 was $297.9 million and $594.5 million, respectively, or 64% and 61%, respectively, of our total revenue. Components revenue for the three and nine months ended September 28, 2008 was $184.2 million and $391.2 million, respectively, or 48% and 38%, respectively, of our total revenue. During the three and nine months ended September 27, 2009, our components revenue increased 62% and 52%, respectively, as compared to revenue earned in the comparable periods of 2008, primarily due to growing demand in Germany, Italy and the United States, particularly in California, due to federal, state and local government incentives and the growth of our third-party global dealer network. In the three and nine months ended September 28, 2008, our Components Segment benefited from strong demand in the residential and small commercial roof-top markets through our third-party dealer network in both Europe and the United States.

Cost of Revenue

Details to cost of revenue by segment:

	Three Months Ended
	Systems		Components		Consolidated
	September 27,	September 28,	September 27,	September 28,	September 27,	September 28,
	2009	2008	2009	2008	2009	2008
(Dollars in thousands)	(As Restated)	(As Restated)	(As Restated)	(As Restated)	(As Restated)	(As Restated)
Amortization of other intangible assets	$1,841	$1,841	$961	$1,106	$2,802	$2,947
Stock-based compensation	1,494	2,911	2,808	1,964	4,302	4,875
Non-cash interest expense	87	(1,343)	278	(1,943)	365	(3,286)
Impairment of long-lived assets	-	100	-	144	-	244
Materials and other cost of revenue	138,648	159,519	219,414	115,948	358,062	275,467
Total cost of revenue	$142,070	$163,028	$223,461	$117,219	$365,531	$280,247
Total cost of systems revenue as a percentage of revenue	85%	82%	75%	64%	79%	73%
Total gross margin percentage	15%	18%	25%	36%	21%	27%

	Nine Months Ended
	Systems		Components		Consolidated
	September 27,	September 28,	September 27,	September 28,	September 27,	September 28,
	2009	2008	2009	2008	2009	2008
(Dollars in thousands)	(As Restated)	(As Restated)	(As Restated)	(As Restated)	(As Restated)	(As Restated)
Amortization of other intangible assets	$5,523	$5,850	$2,867	$3,216	$8,390	$9,066
Stock-based compensation	3,266	7,661	6,489	6,057	9,755	13,718
Non-cash interest expense	664	(1,242)	1,441	(1,811)	2,105	(3,053)
Impairment of long-lived assets	-	1,443	-	4,290	-	5,733
Materials and other cost of revenue	323,977	506,310	459,375	269,861	783,352	776,171
Total cost of revenue	$333,430	$520,022	$470,172	$281,613	$803,602	$801,635
Total cost of systems revenue as a percentage of revenue	87%	80%	79%	72%	82%	77%
Total gross margin percentage	13%	20%	21%	28%	18%	23%

Total Cost of Revenue:  We had 16 and 10 active solar cell manufacturing lines in our two solar cell manufacturing facilities as of September 27, 2009 and September 28, 2008, respectively, with a total rated annual solar cell manufacturing capacity of 574 MWdc and 334 MWdc, respectively. During the three and nine months ended September 27, 2009, our two solar cell manufacturing facilities operated at approximately 74% and 66% capacity, respectively, producing 109.9 MWdc and 267.2 MWdc, respectively, as compared to the three and nine months ended September 28, 2008 when our facilities operated at approximately 75% and 73% capacity, respectively, producing 65.8 MWdc and 154.1 MWdc, respectively. During the three and nine months ended September 27, 2009, our total cost of revenue was $365.5 million and $803.6 million, respectively, which represented an increase of 30% and 0.25%, respectively, compared to the total cost of revenue reported in the comparable periods of 2008. As a percentage of total revenue, our total cost of revenue increased to 79% and 82% in the three and nine months ended September 27, 2009, respectively, compared to 73% and 77% in the three and nine months ended September 28, 2008, respectively. This increase in total cost of revenue as a percentage of total revenue is reflective of: (i) the write-down and subsequent sale of inventory to its estimated market value in the third quarter of fiscal 2009 based on our assumptions about future demand and market conditions; and (ii) higher amortization of capitalized interest expense in the three and nine months ended September 27, 2009 as compared to the same periods in fiscal 2008. This increase in total cost of revenue as a percentage of total revenue was partially offset by: (i) decreased costs of polysilicon; (ii) reduced expenses associated with the amortization of other intangible assets and stock-based compensation; and (iii) an asset impairment charge of $2.2 million in the nine months ended September 28, 2008 relating to the wind down of our imaging detector product line (the costs associated with the $3.3 million write-down of certain solar product manufacturing equipment taken in the first quarter of fiscal 2008 was recovered from the vendor in the third quarter of fiscal 2008).

Systems Segment Gross Margin: Gross margin was $25.4 million and $48.4 million for the three and nine months ended September 27, 2009, respectively, or 15% and 13%, respectively systems revenue. Gross margin was $35.3 million and $128.3 million for the three and nine months ended September 28, 2008, respectively, or 18% and 20%, respectively, of systems revenue. Gross margin decreased due to: (i) lower average selling prices for our solar power systems; (ii) the write-down and subsequent sale of aged third-party solar panels to its estimated market value in the third quarter of fiscal 2009 based on our assumptions about future demand and market conditions; and (iii) our inability to reduce Systems Segment overhead costs incurred that are fixed in nature when systems revenue decreased 16% and 41% in the three and nine months ended September 27, 2009, respectively, as compared to the same periods in fiscal 2008.

Components Segment Gross Margin: Gross margin was $74.4 million and $124.3 million for the three and nine months ended September 27, 2009, respectively, or 25% and 21%, respectively, of components revenue. Gross margin was $67.0 million and $109.6 million for the three and nine months ended September 28, 2008, respectively, or 36% and 28%, respectively, of components revenue. Gross margin decreased due to: (i) lower average selling prices for our solar power products; and (ii) the write-down and subsequent sale of inventory to its estimated market value in the third quarter of fiscal 2009 based on our assumptions about future demand and market conditions. This decrease in gross margin was partially offset by continued reduction in silicon costs.

 Research and Development

	Three Months Ended		Nine Months Ended
	September 27,	September 28,	September 27,	September 28,
(Dollars in thousands)	2009	2008	2009	2008
Stock-based compensation	$1,736	$987	$4,649	$2,770
Other research and development	6,514	5,062	18,418	12,734
Total research and development	$8,250	$6,049	$23,067	$15,504
Total research and development as a percentage of revenue	2%	2%	2%	1%

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

Sales, General and Administrative

	Three Months Ended		Nine Months Ended
	September 27,	September 28,	September 27,	September 28,
	2009	2008	2009	2008
(Dollars in thousands)	(As Restated)
Amortization of other intangible assets	$1,344	$1,254	$3,906	$3,486
Stock-based compensation	7,036	13,049	19,800	35,538
Other sales, general and administrative	36,952	31,772	106,805	84,117
Total sales, general and administrative	$45,332	$46,075	$130,511	$123,141
Total sales, general and administrative as a percentage of revenue	10%	12%	13%	12%

During the three and nine months ended September 27, 2009, our SG&A expense was $45.3 million and $130.5 million, respectively, which represents a decrease of 2% and an increase of 6%, respectively, from SG&A expense reported in the comparable periods of fiscal 2008. As a percentage of total revenue, SG&A expense decreased to 10% and increased to 13% in the three and nine months ended September 27, 2009, respectively, as compared to 12% in each of the three and nine months ended September 28, 2008. The decrease in our SG&A expense during the three months ended September 27, 2009 compared to the same period of fiscal 2008 resulted primarily from continued cost-reduction efforts. The increase in our SG&A expense during the nine months ended September 27, 2009 compared to the same period of fiscal 2008 resulted primarily from higher spending in all areas of sales, marketing, finance and information technology to support the growth of our business, particularly sales and marketing costs to launch our new marketing campaign and expand our third-party dealer network to nearly 900 dealers worldwide.

Other Income (Expense), Net

	Three Months Ended		Nine Months Ended
	September 27,	September 28,	September 27,	September 28,
	2009	2008	2009	2008
(Dollars in thousands)		(As Restated)		(As Restated)
Interest income	$-	$2,650	$1,949	$9,086
Total interest income as a percentage of revenue	0%	1%	0%	1%
Non-cash interest expense	$(4,885)	$(3,794)	$(14,081)	$(12,240)
Other interest expense	(4,969)	(1,550)	$(11,422)	$(4,899)
Total interest expense	$(9,854)	$(5,344)	$(25,503)	$(17,139)
Total interest expense as a percentage of revenue	2%	1%	3%	2%
Gain on purchased options	$-	$-	$21,193	$-
Total gain on purchased options as a percentage of revenue	0%	0%	2%	0%
Other, net	$585	$(5,691)	$(3,765)	$(8,546)
Total other, net as a percentage of revenue	0%	1%	0%	1%

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

Interest expense during the three and nine months ended September 27, 2009 relates to borrowings under our senior convertible debentures, the facility agreement with the Malaysian Government, the term loan with Union Bank, fees for our outstanding letters of credit with Wells Fargo and customer advance payments. Interest expense during the three and nine months ended September 28, 2008 relates to borrowings under our senior convertible debentures, fees for our outstanding letters of credit with Wells Fargo and customer advance payments. The increase in interest expense of 84% and 49% in the three and nine months ended September 27, 2009, respectively, compared to the same periods in fiscal 2008, is primarily due to additional indebtedness related to our $230.0 million in principal amount of our 4.75% debentures, approximately $162.7 million outstanding loans under the facility agreement with the Malaysian Government and $30.0 million under the term loan with Union Bank, as well as lower capitalized interest of $1.5 million and $6.3 million in the three and nine months ended September 27, 2009, respectively, compared to $2.9 million and $7.4 million in the three and nine months ended September 28, 2008, respectively. This increase was partially offset by the repurchase of a portion of our 0.75% debentures during the three and nine months ended September 27, 2009, with a principal amount of $8.0 million and $81.1 million, respectively, unamortized discount of $0.5 million and $6.4 million, respectively, and net carrying value of $7.5 million and $74.7 million, respectively.

In connection with the issuance of our 4.75% debentures, we entered into Purchased Options intended to reduce the potential dilution that would occur upon conversion of the debentures. The Purchased Options, which are indexed to our class A common stock, were deemed to be mark-to-market derivatives during the period in which the over-allotment option in favor of the 4.75% debenture underwriters was unexercised. We entered into the debenture underwriting agreement on April 28, 2009 and the 4.75% debenture underwriters exercised the over-allotment option in full on April 29, 2009. During the one-day period that the underwriters’ over-allotment option was outstanding, our class A common stock price increased substantially, resulting in a non-cash non-taxable gain on Purchased Options of $21.2 million in the nine months ended September 27, 2009 in our Condensed Consolidated Statements of Operations.

The following table summarizes the components of other, net:

	Three Months Ended		Nine Months Ended
	September 27,	September 28,	September 27,	September 28,
(Dollars in thousands)	2009	2008	2009	2008
Gain (loss) on derivatives and foreign exchange	$696	$(4,579)	$(1,852)	$(7,407)
Impairment of investments	(190)	(933)	(1,997)	(933)
Other income (expense), net	79	(179)	84	(206)
Total other, net	$585	$(5,691)	$(3,765)	$(8,546)

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

Income Taxes

	Three Months Ended		Nine Months Ended
	September 27,	September 28,	September 27,	September 28,
	2009	2008	2009	2008
(Dollars in thousands)	(As Restated)	(As Restated)	(As Restated)	(As Restated)
Provision for (benefit from) income taxes	$19,962	$21,412	$(4,457)	$27,368
As a percentage of revenue	4%	6%	0%	3%

In the three and nine months ended September 27, 2009, our effective rate of income tax provision of 54.0% and effective rate of income tax benefit of 34.2%, respectively, was primarily due to domestic and foreign income taxes in certain jurisdictions where our operations are profitable, net of nondeductible amortization of purchased other intangible assets, discrete stock option deductions, the discrete true-up for U.S. federal income tax returns filed and the deductible release of a reserve for future Swiss tax liabilities. Our effective rate of income tax provision for the three and nine months ended September 28, 2008 of 51.3% and 33.1%, respectively, was primarily attributable to the consumption of non-stock net operating loss carryforwards, net of foreign income taxes in profitable jurisdictions where the tax rates are less than the U.S. statutory rate.

Equity in earnings of unconsolidated investees

	Three Months Ended		Nine Months Ended
	September 27,	September 28,	September 27,	September 28,
	2009	2008	2009	2008
(Dollars in thousands)		(As Restated)		(As Restated)
Equity in earnings of unconsolidated investees	$2,627	$2,830	$7,005	$5,806
As a percentage of revenue	1%	1%	1%	1%

During the three and nine months ended September 27, 2009, our equity in earnings of unconsolidated investees were gains of $2.6 million and $7.0 million, respectively, compared to gains of $2.8 million and $5.8 million in the three and nine months ended September 28, 2008, respectively. Our share of Woongjin Energy’s income totaled $2.6 million and $7.1 million in the three and nine months ended September 27, 2009, respectively, compared to $2.9 million and $5.9 million in the three and nine months ended September 28, 2008, respectively, due to: (i) increases in production since Woongjin Energy began manufacturing in the third quarter of fiscal 2007; and (ii) our equity investment increased from 28.8% to 42.1% in August 2008. First Philec Solar became operational in the second quarter of fiscal 2008 and our share of the joint venture’s income totaled zero and loss totaled $0.1 million during the three and nine months ended September 27, 2009, respectively, compared to losses of $0.1 million in each of the three and nine months ended September 28, 2008.

Liquidity and Capital Resources

 Cash Flows

A summary of the sources and uses of cash and cash equivalents is as follows:

	Nine Months Ended
	September 27,	September 28,
	2009	2008
(Dollars in thousands)	(As Restated)	(As Restated)
Net cash provided by operating activities	$37,227	$113,659
Net cash used in investing activities	(257,284)	(167,631)
Net cash provided by financing activities	484,390	26,540

Operating Activities

Net cash provided by operating activities of $37.2 million in the nine months ended September 27, 2009 reflects our focus on working capital management and was primarily the result of net income of $24.5 million, plus non-cash charges totaling $127.5 million for depreciation, amortization, impairment of investments, stock-based compensation and non-cash interest expense, less non-cash income of $28.2 million related to a gain on Purchased Options and our equity share in earnings of joint ventures, as well as decreases in advances to suppliers of $25.2 million and inventories of $27.8 million due to improved inventory turns under management’s demand-driven manufacturing model. The increase was partially offset by an increase in accounts receivable of $43.3 million and costs and estimated earnings in excess of billings of $42.0 million related to contractual timing of system project billings, as well as other changes in operating assets and liabilities of $54.3 million.

Net cash provided by operating activities of $113.7 million in the nine months ended September 28, 2008 was primarily the result of net income of $61.1 million, plus non-cash charges totaling $118.1 million for depreciation, amortization, impairment of investments and long-lived assets, stock-based compensation expense and non-cash interest expense, less non-cash income of $5.8 million for our equity share in earnings of joint ventures, as well as increases in accounts payable and other accrued liabilities of $76.6 million and customer advances of $45.9 million, primarily for future polysilicon purchases by a third-party that manufactures ingots which are sold back to us under an ingot supply agreement. These items were partially offset by decreases in billings in excess of costs and estimated earnings of $59.1 million related to contractual timing of system project billings, as well as increases in accounts receivable of $55.3 million, inventories of $35.4 million and other changes in operating assets and liabilities totaling $32.4 million. The significant increases in substantially all of our operating assets and liabilities resulted from our substantial revenue increase in the nine months ended September 28, 2008 compared to previous periods which impacted net income and working capital.

Investing Activities

Net cash used in investing activities during the nine months ended September 27, 2009 was $257.3 million, of which: (i) $149.6 million relates to capital expenditures primarily associated with the completion of FAB2 in the Philippines and the continued construction of FAB3 in Malaysia; (ii) $145.6 million relates to increases in restricted cash and cash equivalents for the drawdown under the facility agreement with the Malaysian government; and (iii) $1.5 million relates to cash paid for investments in a non-public company. Cash used in investing activities was partially offset by $29.5 million in proceeds received from the sales or maturities of available-for-sale securities and $9.9 million in proceeds received from the sale of equipment to a third-party subcontractor.

Net cash used in investing activities during the nine months ended September 28, 2008 was $167.6 million, of which $150.7 million relates to capital expenditures primarily associated with manufacturing capacity expansion in the Philippines. Also during the nine months ended September 28, 2008: (i) restricted cash and cash equivalents increased by $42.2 million for advanced payments received from customers that we provided security in the form of cash collateralized bank standby letters of credit; (ii) we paid $18.3 million in cash for the acquisition of Solar Solutions in Italy and Solar Sales Pty. Ltd. in Australia, net of cash acquired; and (iii) we invested an additional $24.6 million in joint ventures and other non-public companies. Cash used in investing activities was partially offset by $68.2 million in proceeds received from the sales or maturities of available-for-sale securities, net of available-for-sale securities purchased during the period and investment in the Reserve Primary Fund and the Reserve International Liquidity Fund (collectively referred to as the “Reserve Funds”) re-designated from cash and cash equivalents to short-term investments at adjusted cost.

Financing Activities

Net cash provided by financing activities during the nine months ended September 27, 2009 reflects cash received of: (i) $218.8 million in net proceeds from our public offering of 10.35 million shares of our class A common stock; (ii) $198.7 million in net proceeds from the issuance of $230.0 million in principal amount of our 4.75% debentures, after reflecting the payment of the net cost of the call spread overlay; (iii) Malaysian Ringgit 375.0 million (approximately $107.9 million based on the exchange rate as of September 27, 2009) from the Malaysian Government under our facility agreement; (iv) $29.8 million in net proceeds from Union Bank under our $30.0 million term loan; (v) $7.1 million in excess tax benefits from stock-based award activity; and (vi) $1.4 million from stock option exercises. Cash received during the nine months ended September 27, 2009 was partially offset by cash paid of $75.6 million to repurchase approximately $81.1 million in principal amount of our 0.75% debentures and $3.7 million for treasury stock purchases that were used to pay withholding taxes on vested restricted stock.

Net cash provided by financing activities during the nine months ended September 28, 2008 reflects $3.8 million from stock option exercises and $28.6 million in excess tax benefits from stock-based award activity, partially offset by cash paid of $5.9 million for treasury stock purchases that were used to pay withholding taxes on vested restricted stock.

ITEM 7A: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Exchange Risk

 Our exposure to movements in foreign currency exchange rates is primarily related to sales to European customers that are denominated in Euros. Revenue generated from European customers represented 53%, 57% and 50% of our total revenue in fiscal 2009, 2008 and 2007, respectively. A 10% change in the Euro exchange rate would have impacted our revenue by approximately $80.8 million, $81.9 million and $38.7 million in fiscal 2009, 2008 and 2007, respectively.

In the past, we have experienced an adverse impact on our revenue, gross margin and profitability as a result of foreign currency fluctuations. When foreign currencies appreciate against the U.S. dollar, inventories and expenses denominated in foreign currencies become more expensive. Strengthening of the Korean Won against the U.S. dollar could result in a foreign currency translation loss by our joint venture, Woongjin Energy, which in turn negatively impacts our equity in earnings of the unconsolidated investee. In addition, strengthening of the Malaysian Ringgit against the U.S. dollar will increase our liability under the facility agreement with the Malaysian Government. An increase in the value of the U.S. dollar relative to foreign currencies could make our solar power products more expensive for international customers, thus potentially leading to a reduction in demand, our sales and profitability. Furthermore, many of our competitors are foreign companies that could benefit from such a currency fluctuation, making it more difficult for us to compete with those companies. We currently conduct hedging activities which involve the use of option and forward contracts to address our exposure to changes in the foreign exchange rate between the U.S. dollar and other currencies. As of January 3, 2010, we held option and forward contracts totaling $228.1 million and $466.3 million, respectively, in notional value. As of December 28, 2008, we held option and forward contracts totaling $147.5 million and $364.5 million, respectively, in notional value. Due to the volatility in the current markets, we experienced losses of $3.9 million and $20.6 million on derivatives and changes in foreign exchange rates in fiscal 2009 and 2008, respectively, compared to gains of $2.1 million in fiscal 2007.

Effective January 4, 2010, we changed the functional currency of SunPower Systems SARL in Switzerland from the Euro to the U.S. dollar to more appropriately reflect the environment in which it operates. This change was precipitated by significant changes in the nature of cash flows, including the increasing purchase and sale of goods in U.S. dollars.

SunPower Systems SARL held derivative financial instruments totaling $623.6 million in notional value and $21.6 million in fair value as of January 3, 2010 to mitigate foreign currency exchange risk against the U.S dollar, our reporting currency. All derivatives had a maturity of twelve months or less. SunPower Systems SARL had designated $132.1 million in notional value for cash flow hedge accounting. SunPower Systems SARL discontinued hedge accounting for these instruments on November 20, 2009 when we made a formal decision to change SunPower Systems SARL’s functional currency from the Euro to the U.S. dollar. The related net position of $12.5 million associated with the discontinued hedge accounting for these instruments will be recognized as “Cost of revenue” in fiscal 2010 in the Consolidated Statement of Operations consistent with inventory turns as hedged inventory is sold to third parties. Subsequent to the change in the functional currency, SunPower Systems SARL entered into new hedge instruments to cover the exposures and designated these instruments as cash flow hedges.

SunPower Corporation held derivative financial instruments totaling $70.8 million in notional value and $0.7 million in fair value as of January 3, 2010 to mitigate foreign currency exchange risk against the U.S. dollar, our reporting currency. All derivatives had a maturity of one month or less. SunPower Corporation’s exposure primarily relates to remeasurement of anticipated non-U.S. dollar denominated monetary assets and liabilities. These hedge instruments are not designated as cash flow hedges and all changes in the fair value is recorded in “Other, net” in the Consolidated Statements of Operations.

We cannot predict the impact of future exchange rate fluctuations on our business and operating results. In the past, we have experienced an adverse impact on our revenue, gross margin and profitability as a result of foreign currency fluctuations. Upon the acquisition of SunRay, our project development business in Europe would be expanded significantly, which would in turn increase our risk associated with currency fluctuations in the future. For additional details see Notes 15 and 21 of Notes to our Consolidated Financial Statements.

Credit Risk

We have certain financial and derivative instruments that subject us to credit risk. These consist primarily of cash and cash equivalents, restricted cash and cash equivalents, investments, accounts receivable, notes receivable, advances to suppliers, foreign currency option contracts, foreign currency forward contracts and purchased options for our class A common stock. We are exposed to credit losses in the event of nonperformance by the counterparties to our financial and derivative instruments. These include suppliers which we have provided advanced deposits for future deliveries of polysilicon, as well as the counterparties of our class A common stock purchased options to purchase up to approximately 8.7 million shares of our class A common stock, as convertible debenture hedge transactions intended to reduce the potential dilution upon conversion of our 4.75% debentures. We enter into agreements with vendors that specify future quantities and pricing of polysilicon to be supplied for periods up to 11 years. Under certain agreements, we are required to make prepayments to the vendors over the terms of the arrangements. As of January 3, 2010 and December 28, 2008, advances to suppliers totaled $190.6 million and $162.6 million, respectively. Three suppliers accounted for 76%, 15% and 3% of total advances to suppliers as of January 3, 2010, and 57%, 19% and 18% as of December 28, 2008.

In addition, we enter into foreign currency derivative contracts and convertible debenture hedge transactions with high-quality financial institutions and limit the amount of credit exposure to any one counterparty. The foreign currency derivative contracts are limited to a time period of less than one year, while the purchased options for our class A common stock will expire in 2014. We regularly evaluate the credit standing of our counterparty financial institutions. For additional details see Notes 9, 14 and 15 of Notes to our Consolidated Financial Statements.

Interest Rate Risk

We are exposed to interest rate risk because many of our customers depend on debt financing to purchase our solar power systems. An increase in interest rates could make it difficult for our customers to secure the financing necessary to purchase our solar power systems on favorable terms, or at all, and thus lower demand for our solar power products, reduce revenue and adversely impact our operating results. An increase in interest rates could lower a customer’s return on investment in a system or make alternative investments more attractive relative to solar power systems, which, in each case, could cause our customers to seek alternative investments that promise higher returns or demand higher returns from our solar power systems, reduce gross margin and adversely impact our operating results. This risk is more significant to our Systems Segment because its sales model is highly sensitive to interest rate fluctuations and the availability of credit, and would be adversely affected by increases in interest rates or liquidity constraints.

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

Reserve Primary Fund and Reserve International Liquidity Fund (collectively the “Reserve Funds”)

As of January 3, 2010 and December 28, 2008, we had $0.2 million and $7.2 million, respectively, invested in the Reserve Funds, which were money market mutual funds. The net asset value per share for the Reserve Funds fell below $1.00 because the funds had investments in Lehman, which filed for bankruptcy on September 15, 2008. As a result of this event, the Reserve Funds wrote down their investments in Lehman to zero and also announced that the funds would be closed and distributed to holders. We have estimated our loss on the Reserve Funds to be approximately $2.2 million based on information publicly disclosed by the Reserve Funds relative to our holdings and remaining obligations. We recorded impairment charges of $1.2 million and $1.0 million in fiscal 2009 and 2008, respectively, in “Other, net” in our Consolidated Statements of Operations, thereby establishing a new cost basis for each fund.

Subsequent to the net asset value per share for the Reserve Funds falling below $1.00, we continue to receive distributions from the Reserve Funds. In January 2010, we received distributions of $1.6 million from the Reserve Funds. We expect any remaining distributions from the Reserve Funds will occur over the remaining twelve months as the investments held in the funds mature. For additional details see Note 8 of Notes to our Consolidated Financial Statements.

Auction Rate Securities

As of January 3, 2010 and December 28, 2008, we had zero and $23.6 million, respectively, invested in auction rate securities. Auction rate securities are variable rate debt instruments with interest rates that, unless they fail to clear at auctions, are reset in pre-determined intervals every 7 to 49 days. The “stated” or “contractual” maturities for these securities generally are between 20 to 30 years. As of December 28, 2008, we estimated that the auction rate securities held with a stated par value of $26.1 million would be valued at approximately 91% of their stated par value, or $23.6 million, representing a decline in value of approximately $2.5 million. Due to one auction rate security’s downgrade from a triple-A rating to a Baa1 rating, the length of time that had passed since the auctions failed and the ongoing uncertainties regarding future access to liquidity, we determined that the impairment was other-than-temporary and recorded impairment losses of $0.8 million and $2.5 million in fiscal 2009 and 2008, respectively, in “Other, net” in our Consolidated Statements of Operations. All of our auction rate securities as of December 28, 2008 had failed to clear at auctions in subsequent periods. In fiscal 2009, we sold auction rate securities with a carrying value of $22.8 million for $23.3 million to third parties outside of the auction process. For additional details see Note 8 of Notes to our Consolidated Financial Statements.

Investments in Non-Public Companies

Our investments held in non-public companies expose us to equity price risk. As of January 3, 2010 and December 28, 2008, non-publicly traded investments of $39.8 million and $29.0 million, respectively, are accounted for using the equity method, and $4.6 million and $3.1 million, respectively, are accounted for using the cost method. These strategic investments in third parties are subject to risk of changes in market value, which if determined to be other-than-temporary, could result in realized impairment losses. We generally do not attempt to reduce or eliminate our market exposure in equity and cost method investments. We monitor these non-publicly traded investments for impairment and record reductions in the carrying values when necessary. Circumstances that indicate an other-than-temporary decline include valuation ascribed to the issuing company in subsequent financing rounds, decreases in quoted market price and declines in operations of the issuer. In fiscal 2008, we recorded an other-than-temporary impairment charge of $1.9 million in our Consolidated Statement of Operations related to a non-publicly traded investment accounted for using the cost method, due to the deterioration of the credit market and economic environment. If the recent credit market conditions continue or worsen, we may be required to record an additional impairment charge. There can be no assurance that our equity and cost method investments will not face additional risks of loss. For additional details see Notes 8 and 13 of Notes to our Consolidated Financial Statements.

Convertible Debt

The fair market value of our 0.75%, 1.25% and 4.75% convertible debentures is subject to interest rate risk, market price risk and other factors due to the convertible feature of the debentures. The fair market value of the debentures will generally increase as interest rates fall and decrease as interest rates rise. In addition, the fair market value of the debentures will generally increase as the market price of our class A common stock increases and decrease as the market price of our class A common stock falls. The interest and market value changes affect the fair market value of the debentures but do not impact our financial position, cash flows or results of operations due to the fixed nature of the debt obligations except to the extent increases in the value of our class A common stock may provide the holders of our 1.25% debentures and/or 0.75% debentures the right to convert such debentures in certain instances. The aggregate estimated fair value of the 4.75% debentures, 1.25% debentures and 0.75% debentures was approximately $582.8 million as of January 3, 2010 and the aggregate estimated fair value of the 1.25% debentures and 0.75% debentures was approximately $310.7 million as of December 28, 2008, based on quoted market prices as reported by an independent pricing source. A 10% increase in quoted market prices would increase the estimated fair value of our then-outstanding debentures to approximately $641.1 million and $341.8 million as of January 3, 2010 and December 28, 2008, respectively, and a 10% decrease in the quoted market prices would decrease the estimated fair value of our then-outstanding debentures to approximately $524.5 million and $279.6 million as of January 3, 2010 and December 28, 2008, respectively. For additional details see Note 14 of Notes to our Consolidated Financial Statements.

ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

SUNPOWER CORPORATION

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
SunPower Corporation:

In our opinion, the consolidated financial statements listed in the accompanying index appearing under Item 8 present fairly, in all material respects, the financial position of SunPower Corporation and its subsidiaries (the “Company”) at January 3, 2010 and December 28, 2008, and the results of their operations and their cash flows for each of the three years in the period ended January 3, 2010 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index appearing under Item 8 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company did not maintain, in all material respects, effective internal control over financial reporting as of January 3, 2010, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) because material weaknesses in internal control over financial reporting related to the Company’s control environment in the Philippines and over accounting for inventory variance capitalization in the Philippines existed as of that date. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. The material weaknesses referred to above are described in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. We considered these material weaknesses in determining the nature, timing and extent of our audit tests applied in our audit of the 2009 consolidated financial statements, and our opinion regarding the effectiveness of the Company’s internal control over financial reporting does not affect our opinion on those consolidated financial statements. The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 2 to the consolidated financial statements, the 2008 consolidated financial statements have been restated to correct misstatements.

As discussed in Note 1 to the consolidated financial statements, the Company changed the manner in which it accounts for convertible debt instruments that may be settled in cash, business combinations and earnings per share in 2009.

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

/s/ PricewaterhouseCoopers LLP

San Francisco, California
March 19, 2010

SunPower Corporation
 Consolidated Balance Sheets
(In thousands, except share and per share data)

	January 3,	December 28,
	2010	2008 (1)
		(As Restated)
Assets
Current assets:
Cash and cash equivalents	$615,879	$202,331
Restricted cash and cash equivalents, current portion	61,868	13,240
Short-term investments	172	17,179
Accounts receivable, net	248,833	194,222
Costs and estimated earnings in excess of billings	26,062	29,750
Inventories	202,301	248,255
Advances to suppliers, current portion	22,785	43,190
Prepaid expenses and other current assets	104,442	101,735
Total current assets	1,282,342	849,902

Restricted cash and cash equivalents, net of current portion	248,790	162,037
Long-term investments	-	23,577
Property, plant and equipment, net	682,344	622,484
Goodwill	198,163	196,720
Other intangible assets, net	24,974	39,490
Advances to suppliers, net of current portion	167,843	119,420
Other long-term assets	91,580	69,116
Total assets	$2,696,036	$2,082,746

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$234,692	$259,429
Accrued liabilities	114,008	136,116
Billings in excess of costs and estimated earnings	17,346	15,634
Short-term debt	11,250	-
Convertible debt, current portion	137,968	-
Customer advances, current portion	19,832	19,035
Total current liabilities	535,096	430,214

Long-term debt	237,703	54,598
Convertible debt, net of current portion	398,606	357,173
Customer advances, net of current portion	72,288	91,359
Long-term deferred tax liability	6,777	6,493
Other long-term liabilities	70,045	44,222
Total liabilities	1,320,515	984,059
Commitments and contingencies (Note 12)
Stockholders’ equity:
Preferred stock, $0.001 par value, 10,042,490 shares authorized; none issued and outstanding	-	-
Common stock, $0.001 par value, 150,000,000 shares of class B common stock authorized; 42,033,287 shares of class B common stock issued and outstanding; $0.001 par value, 217,500,000 shares of class A common stock authorized; 55,394,612 and 44,055,644 shares of class A common stock issued; 55,039,193 and 43,849,566 shares of class A common stock outstanding, at January 3, 2010 and December 28, 2008, respectively	97	86
Additional paid-in capital	1,305,032	1,064,916
Accumulated other comprehensive loss	(17,357)	(25,611)
Retained earnings	100,733	67,953
	1,388,505	1,107,344
Less: shares of class A common stock held in treasury, at cost; 355,419 and 206,078 shares at
January 3, 2010 and December 28, 2008, respectively	(12,984)	(8,657)
Total stockholders’ equity	1,375,521	1,098,687
Total liabilities and stockholders’ equity	$2,696,036	$2,082,746

(1)	As adjusted to reflect the adoption of new accounting guidance for convertible debt instruments that may be settled in cash upon conversion (see Notes 1 and 2).

The accompanying notes are an integral part of these financial statements.

SunPower Corporation

Consolidated Statements of Operations
(In thousands, except per share data)

	Year Ended
	January 3,	December 28,	December 30,
	2010 (1)	2008 (2)	2007 (2)
		(As Restated)
Revenue:
Systems	$589,470	$823,307	$464,178
Components	934,813	614,287	310,612
Total revenue	1,524,283	1,437,594	774,790
Operating costs and expenses:
Cost of systems revenue	498,594	659,752	386,532
Cost of components revenue	741,969	428,221	240,507
Research and development	31,642	21,474	13,563
Selling, general and administrative	190,244	173,740	108,256
Purchased in-process research and development	-	-	9,575
Impairment of acquisition-related intangible assets	-	-	14,068
Total operating costs and expenses	1,462,449	1,283,187	772,501
Operating income	61,834	154,407	2,289
Other income (expense)
Interest income	2,109	10,789	13,882
Interest expense	(35,635)	(22,814)	(12,036)
Gain on purchased options	21,193	-	-
Other, net	(5,229)	(26,313)	2,377
Other income (expense), net	(17,562)	(38,338)	4,223
Income before income taxes and equity in earnings of unconsolidated investees	44,272	116,069	6,512
Provision for (benefit from) income taxes	21,028	40,618	(22,084)
Income before equity in earnings (losses) of unconsolidated investees	23,244	75,451	28,596
Equity in earnings of unconsolidated investees	9,929	14,077	(278)
Net income	$33,173	$89,528	$28,318

Net income per share of class A and class B common stock:
Basic	$0.36	$1.10	$0.37
Diluted	$0.36	$1.05	$0.35

Weighted-average shares:
Basic	91,050	80,522	75,413
Diluted	92,746	83,947	80,439

(1)	Fiscal 2009 consisted of 53 weeks while each of fiscal 2008 and 2007 consisted of 52 weeks (see Note 1).

(2)
As adjusted to reflect the adoption of new accounting guidance for both convertible debt instruments that may be settled in cash upon conversion and unvested share-based payment awards that contain rights to nonforfeitable dividends that are participating securities (see Notes 1 and 2).

The accompanying notes are an integral part of these financial statements.

SunPower Corporation

Consolidated Statements of Stockholders’ Equity
(In thousands)

	Class A and Class B Common Stock
	Shares	Value	Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Deficit)	Total Stockholders’ Equity
Balances at December 31, 2006	69,849	$70	$522,819	$—	$(2,101)	$(32,017)	$488,771
Issuance of common stock upon exercise of options	2,817	3	8,718	—	—	—	8,721
Issuance of restricted stock to employees, net of cancellations	608	—	—	—	—	—	—
Issuance of common stock in relation to offering, net of offering expenses	2,695	3	167,376	—	—	—	167,379
Issuance of common stock in relation to share lending arrangements	4,747	5	—	—	—	—	5
Issuance of common stock for purchase acquisition	4,107	4	111,262	—	—	—	111,266
Stock options assumed in relation to acquisition	—	—	21,280	—	—	—	21,280
Equity component from issuance of convertible debt (1)	—	—	61,978	—	—	—	61,978
Stock-based compensation expense	—	—	51,578	—	—	—	51,578
Purchases of treasury stock	(113)	—	—	(1,975)	—	—	(1,975)
Translation adjustment	—	—	—	—	9,746	—	9,746
Net unrealized loss on derivatives and investments, net of tax	—	—	—	—	(1,883)	—	(1,883)
Net income (1)	—	—	—	—	—	28,318	28,318
Balances at December 30, 2007 (1)	84,710	85	945,011	(1,975)	5,762	(3,699)	945,184
Issuance of common stock upon exercise of options	1,129	1	5,127	—	—	—	5,128
Issuance of restricted stock to employees, net of cancellations	96	—	—	—	—	—	—
Issuance of common stock for purchase acquisition	40	—	3,054	—	—	—	3,054
Issuance of common stock for repurchased convertible debt	1	—	40	—	—	—	40
Equity component of repurchased convertible debt (1)	—	—	(188)	—	—	—	(188)
Excess tax benefits from stock-based award activity (As Restated)	—	—	40,696	—	—	—	40,696
Stock-based compensation expense	—	—	71,176	—	—	—	71,176
Distribution to Cypress under tax sharing agreement	—	—	—	—	—	(17,876)	(17,876)
Purchases of treasury stock	(93)	—	—	(6,682)	—	—	(6,682)
Translation adjustment	—	—	—	—	(9,264)	—	(9,264)
Net unrealized loss on derivatives and investments, net of tax	—	—	—	—	(22,109)	—	(22,109)
Net income (1) (As Restated)	—	—	—	—	—	89,528	89,528
Balances at December 28, 2008 (1) (As Restated)	85,883	86	1,064,916	(8,657)	(25,611)	67,953	1,098,687

Issuance of common stock upon exercise of options	587	1	1,528	—	—	—	1,529
Issuance of restricted stock to employees, net of cancellations	346	—	—	—	—	—	—
Issuance of common stock in relation to offering, net of offering expenses	10,350	10	218,771	—	—	—	218,781
Issuance of common stock for purchase acquisition	55	—	1,471	—	—	—	1,471
Cash paid for purchased options	—	—	(97,336)	—	—	—	(97,336)
Proceeds from warrant transactions	—	—	71,001	—	—	—	71,001
Gain on purchased options	—	—	(21,193)	—	—	—	(21,193)
Equity component of repurchased convertible debt	—	—	(882)	—	—	—	(882)
Excess tax benefits from stock-based award activity	—	—	20,064	—	—	—	20,064
Stock-based compensation expense	—	—	46,692	—	—	—	46,692
Distribution to Cypress under tax sharing agreement	—	—	—	—	—	(393)	(393)
Purchases of treasury stock	(149)	—	—	(4,327)	—	—	(4,327)
Translation adjustment	—	—	—	—	(4,346)	—	(4,346)
Net unrealized gain on derivatives and investments, net of tax	—	—	—	—	12,600	—	12,600
Net income						33,173	33,173
Balances at January 3, 2010	97,072	$97	$1,305,032	$(12,984)	$(17,357)	$100,733	$1,375,521
(1)	As adjusted to reflect the adoption of new accounting guidance for convertible debt instruments that may be settled in cash upon conversion (see Notes 1 and 2).

The accompanying notes are an integral part of these financial statements.

SunPower Corporation

Consolidated Statements of Comprehensive Income
(In thousands)

	Year Ended
	January 3,	December 28,	December 30,
	2010	2008 (1)	2007 (1)
		(As Restated)

Net income	$33,173	$89,528	$28,318
Other comprehensive income:
Translation adjustment	(4,346)	(9,264)	9,746
Unrealized gain (loss) on derivatives	14,928	(23,401)	(2,668)
Unrealized gain (loss) on investments	8	36	(40)
Estimated provision for (benefit from) income taxes	(2,336)	1,256	825
Net change in accumulated other comprehensive income (loss)	8,254	(31,373)	7,863
Total comprehensive income	$41,427	$58,155	$36,181

(1)	As adjusted to reflect the adoption of new accounting guidance for convertible debt instruments that may be settled in cash upon conversion (see Notes 1 and 2).

The accompanying notes are an integral part of these financial statements.

SunPower Corporation
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended
	January 3,	December 28,	December 30,
	2010	2008 (1)	2007 (1)
		(As Restated)

Cash flows from operating activities:
Net income	$33,173	$89,528	$28,318
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	46,994	70,220	51,212
Depreciation	84,630	54,473	27,333
Amortization of other intangible assets	16,474	16,762	28,540
Impairment of investments and long-lived assets	1,443	7,611	14,068
Non-cash interest expense	21,930	16,909	7,467
Amortization of debt issuance costs	3,141	2,148	1,274
Gain on purchased options	(21,193)	-	-
Purchased in-process research and development	-	-	9,575
Equity in earnings of unconsolidated investees	(9,929)	(14,077)	278
Excess tax benefits from stock-based award activity	(20,064)	(40,696)	-
Deferred income taxes and other tax liabilities	12,238	17,363	(25,588)
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	(50,510)	(57,575)	(42,749)
Costs and estimated earnings in excess of billings	5,610	9,256	(32,634)
Inventories	53,740	(95,712)	(69,229)
Prepaid expenses and other assets	(13,091)	(59,284)	(11,794)
Advances to suppliers	(27,894)	1,297	(83,584)
Accounts payable and other accrued liabilities	2,123	150,078	42,291
Billings in excess of costs and estimated earnings	919	(53,595)	29,923
Customer advances	(18,409)	40,125	29,412
Net cash provided by operating activities	121,325	154,831	4,113
Cash flows from investing activities:
Increase in restricted cash and cash equivalents	(135,455)	(107,390)	(63,176)
Purchases of property, plant and equipment	(167,811)	(265,905)	(195,135)
Proceeds from sale of equipment to third party	9,961	-	-
Purchases of available-for-sale securities	-	(65,748)	(209,607)
Proceeds from sales or maturities of available-for-sale securities	39,149	155,833	91,600
Cash paid for acquisitions, net of cash acquired	-	(18,311)	(98,645)
Cash paid for investments in joint ventures and other non-public companies	(2,403)	(24,625)	(896)
Net cash used in investing activities	(256,559)	(326,146)	(475,859)
Cash flows from financing activities:
Proceeds from issuance of long-term debt, net of issuance costs	193,256	54,598	-
Proceeds from issuance of convertible debt, net of issuance costs	225,018	-	414,058
Proceeds from offering of class A common stock, net of offering expenses	218,781	-	167,379
Cash paid for repurchased convertible debt	(75,636)	(1,187)	-
Cash paid for purchased options	(97,336)	-	-
Proceeds from warrant transactions	71,001	-	-
Proceeds from issuance of class A common stock under share lending
arrangements	-	-	5
Proceeds from exercises of stock options	1,529	5,128	8,721
Excess tax benefits from stock-based award activity	20,064	40,696	-
Purchases of stock for tax withholding obligations on vested restricted stock	(4,327)	(6,682)	(1,975)
Principal payments on line of credit and notes payable	-	-	(3,563)
Net cash provided by financing activities	552,350	92,553	584,625
Effect of exchange rate changes on cash and cash equivalents	(3,568)	(4,121)	6,739
Net increase (decrease) in cash and cash equivalents	413,548	(82,883)	119,618
Cash and cash equivalents at beginning of year	202,331	285,214	165,596
Cash and cash equivalents at end of year	$615,879	$202,331	$285,214

Non-cash transactions:
Issuance of common stock for purchase acquisitions	$1,471	$3,054	$111,266
Issuance of common stock for repurchased convertible debt	-	40	-
Stock options assumed in relation to acquisition	-	-	21,280
Additions to property, plant and equipment included in accounts payable and other accrued liabilities	-	21,722	8,436
Non-cash interest expense capitalized and added to the cost of qualified assets	4,964	8,930	7,098
Change in goodwill relating to adjustments to acquired net assets	-	1,176	6,639
Supplemental cash flow information:
Cash paid for interest, net of amount capitalized	7,922	4,220	3,497
Cash paid for income taxes	17,169	13,431	887

(1)	As adjusted to reflect the adoption of new accounting guidance for convertible debt instruments that may be settled in cash upon conversion (see Notes 1 and 2).

The accompanying notes are an integral part of these financial statements.

SunPower Corporation

Notes to Consolidated Financial Statements

Note 1. THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company

SunPower Corporation (together with its subsidiaries, the “Company” or “SunPower”) is a vertically integrated solar products and services company that designs, manufactures and markets high-performance solar electric power technologies. The Company’s solar cells and solar panels are manufactured using proprietary processes, and its technologies are based on more than 15 years of research and development. The Company operates in two business segments: systems and components. The Systems Segment generally represents sales directly to system owners and developers and includes engineering, procurement, construction (“EPC”) and other services relating to solar electric power systems that integrate the Company’s solar panels and balance of systems components, as well as materials sourced from other manufacturers. The Components Segment primarily represents sales of the Company’s solar panels and inverters to solar systems installers and other resellers, including the Company’s third-party global dealer network.

Summary of Significant Accounting Policies

Basis of Presentation and Preparation

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

Fiscal Years

The Company reports results of operations on the basis of 52- or 53-week periods, ending on the Sunday closest to December 31. Fiscal 2009 ended on January 3, 2010, fiscal 2008 ended on December 28, 2008 and fiscal 2007 ended on December 30, 2007. Fiscal 2009 consisted of 53 weeks while each of fiscal 2008 and 2007 consisted of 52 weeks.

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

Accounting Standards Codification (“ASC” or the “Codification”)

In June 2009, the Financial Accounting Standards Board (“FASB”) issued the Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles which became the single source of authoritative, nongovernmental U.S. GAAP, except for rules and interpretive releases of the Securities and Exchange Commission (“SEC”), which are additional sources of authoritative U.S. GAAP for SEC registrants. The codification did not intend to change U.S. GAAP, but introduced a new indexing structure for U.S. GAAP literature that is organized by topic in an online research system. Adoption of the codification in the third quarter of fiscal 2009 had no impact on the Company’s Consolidated Financial Statements.

Fair Value of Financial Instruments

The fair value of a financial instrument is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The carrying values of cash and cash equivalents, accounts receivable and accounts payable approximate their respective fair values due to their short-term maturities. The Company’s outstanding convertible debt is recorded at its carrying value (principal amount less unamortized discount), rather than its estimated fair value. Investments in available-for-sale securities are carried at fair value based on quoted market prices or estimated based on market conditions and risks existing at each balance sheet date. Foreign currency derivatives are carried at fair value based on quoted market prices for financial instruments with similar characteristics. Unrealized gains and losses of the Company’s available-for-sale securities and the effective portion of foreign currency derivatives are excluded from earnings and reported as a component of “Accumulated other comprehensive loss” in the Consolidated Balance Sheets. Additionally, the Company assesses whether an other-than-temporary impairment loss on its available-for-sale securities has occurred due to declines in fair value or other market conditions. Declines in fair value that are considered other-than-temporary and the ineffective portion of foreign currency derivatives are included in “Other, net” in the Consolidated Statements of Operations.

Comprehensive Income

Comprehensive income is defined as the change in equity during a period from non-owner sources. The Company’s comprehensive income for each period presented is comprised of (i) the Company’s net income; (ii) foreign currency translation adjustment of the Company’s wholly-owned foreign subsidiaries whose assets and liabilities are translated from their respective functional currencies at exchange rates in effect at the balance sheet date, and revenues and expenses are translated at average exchange rates prevailing during the applicable period and (iii) changes in unrealized gains or losses, net of tax, for the effective portion of derivatives designated as cash flow hedges (see Note 15) and available-for-sale securities carried at their fair value (see Note 8).

Cash Equivalents

Highly liquid investments with original or remaining maturities of ninety days or less at the date of purchase are considered cash equivalents.

Cash in Restricted Accounts

As of January 3, 2010 and December 28, 2008, the Company provided security for advance payments received in fiscal 2007 from a third party in the form of $4.2 million and $20.0 million, respectively, held in an escrow account, all of which is considered “Restricted cash and cash equivalents” on the Company’s Consolidated Balance Sheets. The funds held in the escrow account may be released at any time in exchange for bank guarantees, letters of credit issued under the collateralized letter of credit facility and/or asset collateralization (see Note 10).

In January 2008, the Company entered into a long-term polysilicon supply agreement pursuant to which it delivers cash advance payments to the supplier for the purchase of polysilicon. As of both January 3, 2010 and December 28, 2008, the Company’s balance in an escrow account to support the supplier’s right to such advance payments was $16.0 million, all of which is considered “Restricted cash and cash equivalents” on the Company’s Consolidated Balance Sheets (see Note 13).

The Company also enters into various contractual agreements to build and develop turnkey photovoltaic projects for customers. As part of the contractual agreements with the customers, the Company may receive advance payments that are collateralized by providing letters of credit issued by Wells Fargo Bank, N.A. (“Wells Fargo”) to the customers. In certain customer contracts, the Company is required to provide construction period letters of credit, to assure the customers of contract completion, for a period of approximately one year. In many cases, the Company is also asked to issue warranty period letters of credit to assure the customers that the Company will meet its warranty obligations, typically for the first two years after the project is installed. Some utilities and regulatory bodies also require the Company to provide letters of credit to secure the Company’s position in project bid or power transmission queues. The Company issues letters of credit for such purposes through its line of credit facility with Wells Fargo. The Company’s credit agreement with Wells Fargo requires the Company to collateralize the full value of letters of credit issued under the collateralized letter of credit facility for such purposes with cash placed in an interest bearing restricted account with Wells Fargo. As long as the collateralized letters of credit are outstanding, the Company will not be able to withdraw the associated funds in the restricted account, though all interest earned on such restricted funds can be withdrawn periodically. As of January 3, 2010 and December 28, 2008, outstanding collateralized letters of credit issued by Wells Fargo totaled $150.7 million and $76.5 million, respectively, of which $145.6 million and $67.8 million, respectively, relate to contractual agreements with customers or other project development security obligations the Company has to utilities or regulatory bodies (see Note 14). As of January 3, 2010 and December 28, 2008, the Company had “Restricted cash and cash equivalents” of $161.7 million and $84.7 million, respectively, related to outstanding collateralized letters of credit issued by Wells Fargo.

Under certain contractual agreements, the Company is required to issue surety bonds for the purpose of assuring its customers that it will complete its responsibilities under these contracts. To facilitate the issuance of these surety bonds, the Company has entered into an agreement with Travelers Casualty and Surety Company of America (“Travelers”) which allows the Company to offer bonds to its customers when required by the contract. Travelers has committed to issue up to $100.0 million of surety bonds on behalf of the Company. If the Company requests Travelers to issue additional surety bonds in excess of $35.0 million, the Company is required to post partial cash collateral to collateralize the bonds in an interest bearing money market account. As long as the surety bonds remain open, the Company will not be able to withdraw funds from this account. As of January 3, 2010, Travelers issued in excess of $35.0 million in total surety bonds on behalf of the Company, therefore, the Company was required to post as collateral $11.8 million, all of which is considered “Restricted cash and cash equivalents” on the Company’s Consolidated Balance Sheet.

In December 2008, the Company entered into a facility agreement with the Malaysian Government in which the Company may borrow up to Malaysian Ringgit 1.0 billion (approximately $291.9 million based on the exchange rate as of January 3, 2010) to finance the construction of its planned third solar cell manufacturing facility (“FAB3”) in Malaysia. As of January 3, 2010 and December 28, 2008, the Company borrowed Malaysian Ringgit 750.0 million (approximately $219.0 million based on the exchange rate as of January 3, 2010) and Malaysian Ringgit 190.0 million (approximately $54.6 million based on the exchange rate as of December 28, 2008) under the facility agreement, of which the proceeds reserved for future purchases of property, plant and equipment is considered “Restricted cash and cash equivalents” on the Company’s Consolidated Balance Sheets (see Note 14). As of January 3, 2010 and December 28, 2008, the Company had “Restricted cash and cash equivalents” of $117.0 million and $54.6 million, respectively, available to finance the construction of FAB3.

Short-Term and Long-Term Investments

The Company invests in money market funds, bank notes and corporate securities. In general, investments with original maturities of greater than ninety days and remaining maturities of less than one year are classified as short-term investments.

As of December 28, 2008, corporate securities in the Company’s investment portfolio include auction rate securities carried at fair value. Historically, these securities have provided liquidity through a Dutch auction at pre-determined intervals every 7 to 49 days. At the end of each reset period, investors can continue to hold the securities or sell the securities at par through an auction process. The “stated” or “contractual” maturities for these securities generally are between 20 to 30 years. Beginning in fiscal 2008, all auction rate securities held by the Company failed to clear at auctions in subsequent periods. Accordingly, auction rate securities held were classified as “Long-term investments” in the Consolidated Balance Sheet, consistent with the stated contractual maturities of the securities. In fiscal 2009, the Company sold all of its remaining auction rate securities to third parties outside of the auction process (see Note 8).

Inventories

Inventories are stated at the lower of cost or market. The Company routinely evaluates quantities and values of inventories in light of current market conditions and market trends, and records reserves for quantities in excess of demand and product obsolescence. The evaluation may take into consideration historic usage, expected demand, anticipated sales price, new product development schedules, the effect new products might have on the sale of existing products, product obsolescence, product merchantability and other factors. Market conditions are subject to change and actual consumption of inventories could differ from forecasted demand. The Company’s products have a long life cycle and obsolescence has not historically been a significant factor in the valuation of inventories. The Company also regularly reviews the cost of inventories against their estimated market value and records a lower of cost or market reserve for inventories that have a cost in excess of estimated market value. Inventories reserves, once recorded, are not reversed until the inventories have been subsequently disposed (see Note 6).

Property, Plant and Equipment

Property, plant and equipment are stated at cost, less accumulated depreciation. Depreciation is computed for financial reporting purposes using the straight-line method over the estimated useful lives of the assets as presented below. Leasehold improvements are amortized over the shorter of the estimated useful lives of the assets or the remaining term of the lease. Repairs and maintenance costs are expensed as incurred (see Note 7).

Useful Lives in Years
Buildings	15
Manufacturing equipment	2 to 7
Computer equipment	2 to 7
Solar power systems	20
Furniture and fixtures	3 to 5
Leasehold improvements	5 to 15

 The interest cost associated with major development and construction projects is capitalized and included in the cost of the property, plant and equipment. Interest capitalization ceases once a project is substantially complete or no longer undergoing construction activities to prepare it for its intended use. When no debt is specifically identified as being incurred in connection with a construction project, the Company capitalizes interest on amounts expended on the project at the Company’s weighted average cost of borrowed money. Non-cash interest of $5.0 million, $8.9 million and $7.1 million was capitalized in fiscal 2009, 2008 and 2007, respectively. Cash interest of $2.2 million, $1.4 million and $1.7 million was capitalized in fiscal 2009, 2008 and 2007, respectively.

Land Development and EPC Pre-Contract Costs

Certain specifically identifiable costs incurred in land development and EPC pre-contract activities are capitalized in accordance with applicable accounting guidance. These costs include pre-construction costs essential to the development of the real estate, development costs, construction costs, permit and interconnection fees, interest costs, real estate taxes and other related costs incurred during the period of development. Determination of the probability of the Company acquiring real estate, or receiving an EPC contract, involves a degree of management judgment. Only specifically identifiable costs incurred in land development and EPC pre-contract activities related to projects that management believes it is probable the Company will acquire the real estate or receive the EPC contract are capitalized; otherwise, such costs are expensed as incurred.

Long-Lived Assets

The Company evaluates its long-lived assets, including property, plant and equipment and other intangible assets with finite lives, for impairment whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. Factors considered important that could result in an impairment review include significant underperformance relative to expected historical or projected future operating results, significant changes in the manner of use of acquired assets and significant negative industry or economic trends. Impairments are recognized based on the difference between the fair value of the asset and its carrying value. Fair value is generally measured based on either quoted market prices, if available, or discounted cash flow analyses (see Note 7).

Other intangible assets with finite useful lives are amortized using the straight-line method over their useful lives ranging primarily from one to six years (see Note 5).

Goodwill

Goodwill is tested for impairment at least annually, or more frequently if certain indicators are present. A two-step process is used to test for goodwill impairment. The first step is to determine if there is an indication of impairment by comparing the estimated fair value of each reporting unit to its carrying value, including existing goodwill. Goodwill is considered impaired if the carrying value of a reporting unit exceeds the estimated fair value. Upon an indication of impairment, a second step is performed to determine the amount of the impairment by comparing the implied fair value of the reporting unit’s goodwill with its carrying value.

The Company conducts its annual impairment test of goodwill as of the Sunday closest to the end of the third fiscal quarter of each year. Impairment of goodwill is tested at the Company’s reporting unit level which in the Company’s case is consistent with its segments. To estimate the fair value of the Systems Segment and Components Segment, the Company utilized a combination of income and market approaches defined as Level 3 inputs under fair value measurement standards (see Note 8). The income approach, specifically a discounted cash flow analysis, included assumptions for, among others, forecasted revenue, gross margin, operating income, working capital cash flow, perpetual growth rates and long-term discount rates, all of which require significant judgment by management. These assumptions took into account the current recessionary environment and its impact on the Company’s business. Based on the impairment tests as of the third fiscal quarter ended September 27, 2009 for the fiscal year ended January 3, 2010, the Company determined there was no impairment. In the event that management determines that the value of goodwill has become impaired, the Company will incur an accounting charge for the amount of the impairment during the fiscal quarter in which the determination is made (see Note 5).

Product Warranties

The Company generally warrants or guarantees the performance of the solar panels that it manufactures for 25 years. In addition, the Company passes through to customers long-term warranties from the original equipment manufacturers (“OEMs”) of certain system components. Warranties of 25 years from solar panel suppliers are standard in the solar industry, while inverters typically carry warranty periods ranging from 5 to 10 years. In addition, the Company generally warrants its workmanship on installed systems for a period of up to 10 years. The Company maintains reserves to cover the expected costs that could result from these warranties. The Company’s expected costs are generally in the form of product replacement or repair. Warranty reserves are based on the Company’s best estimate of such costs and are recognized as a cost of revenue. The Company continuously monitors product returns for warranty failures and maintains a reserve for the related warranty expenses based on various factors including historical warranty claims, results of accelerated lab testing, field monitoring, vendor reliability estimates, and data on industry averages for similar products. Historically, warranty costs have been within management’s expectations (see Note 12).

Revenue Recognition

Construction Contracts

Systems revenue is primarily comprised of EPC projects which are governed by customer contracts that require the Company to deliver functioning solar power systems and are generally completed within three to twelve months from commencement of construction. In addition, the Systems Segment also derives revenue from sales of certain solar power products and services that are smaller in scope than an EPC project. The Company recognizes revenue from fixed price construction contracts using the percentage-of-completion method of accounting. Under this method, systems revenue arising from fixed price construction contracts is recognized as work is performed based on the percentage of incurred costs to estimated total forecasted costs.

Incurred costs used in the Company’s percentage-of-completion calculation include all direct material, labor, subcontract costs, and those indirect costs related to contract performance, such as indirect labor, supplies and tools. Project material costs are included in incurred costs when the project materials have been installed by being permanently attached or fitted to the solar power system as required by the project’s engineering design.

In addition to an EPC deliverable, a limited number of arrangements also include multiple deliverables such as post-installation systems monitoring and maintenance. For contracts with separately priced monitoring and maintenance, the Company recognizes revenue related to such separately priced elements over the contract period. For contracts including monitoring and maintenance not separately priced, the Company determined that post-installation systems monitoring and maintenance qualify as separate units of accounting. Such post-installation monitoring and maintenance are deferred at the time the contract is executed and are recognized to revenue over the contractual term. The remaining EPC revenue is recognized on a percentage-of-completion basis.

In addition, when arrangements include contingent revenue clauses such as penalty payments or customer termination or put rights for non-performance, the Company defers the contingent revenue until such time as the contingencies expire. In certain limited cases, the Company could be required to buy-back a customer’s system at fair value on specified future dates if certain minimum performance thresholds are not met for periods of up to two years. To date, no such repurchase obligations have been required.

Provisions for estimated losses on uncompleted contracts, if any, are recognized in the period in which the loss first becomes probable and reasonably estimable. Contracts may include profit incentives such as milestone bonuses. These profit incentives are included in the contract value when their realization is reasonably assured.

Solar Power Products

The Company sells its solar panels and inverters from the Components Segment, as well as its balance of system components from the Systems Segment, primarily to system integrators and distributors, and recognizes revenue, net of accruals for estimated sales returns, when persuasive evidence of an arrangement exists, delivery of the product has occurred, title and risk of loss has passed to the customer, the sales price is fixed and determinable, collectability of the resulting receivable is reasonably assured and the rights and risks of ownership have passed to the customer. Other than standard warranty obligations, there are no rights of return and there are no significant post-shipment obligations, including installation, training or customer acceptance clauses with any of its customers that could have an impact on revenue recognition. The Company’s revenue recognition policy is consistent across all geographic areas. In addition, the Company records a charge to operating expense and a credit to allowance for doubtful accounts when customer accounts receivable are deemed uncollectible.

The provision for estimated sales returns on product sales is recorded in the same period the related revenues are recorded. These estimates are based on historical sales returns, analysis of credit memo data and other known factors. Actual returns could differ from these estimates. The Company recorded charges for sales returns on product sales of $1.7 million, $0.1 million and $2.2 million in fiscal 2009, 2008 and 2007, respectively. Amounts utilized against the sales return allowance aggregated zero, $0.2 million and $2.2 million in fiscal 2009, 2008 and 2007, respectively. The allowance for sales returns was $1.9 million and $0.2 million as of January 3, 2010 and December 28, 2008, respectively.

Shipping and Handling Costs

The Company records costs related to shipping and handling in cost of revenue.

Advertising Costs

Advertising costs are expensed as incurred. Advertising expense totaled approximately $4.3 million, $2.2 million and $2.3 million in fiscal 2009, 2008 and 2007, respectively. The increase in advertising expense in fiscal 2009 as compared to 2008 and 2007 primarily relates to the launch of the Company’s new marketing campaign.

Research and Development Expense

Research and development expense consists primarily of salaries and related personnel costs, depreciation and the cost of solar cell and solar panel materials and services used for the development of products, including experimentation and testing. All research and development costs are expensed as incurred. Research and development expense is reported net of any funding received under contracts with governmental agencies because such contracts are considered collaborative arrangements. These awards are typically structured such that only direct costs, research and development overhead, procurement overhead and general and administrative expenses that satisfy government accounting regulations are reimbursed. In addition, the Company’s government awards from state agencies will usually require it to pay to the granting governmental agency certain royalties based on sales of products developed with government funding or economic benefit derived from incremental improvements funded. Royalties paid to governmental agencies are charged to the cost of goods sold. The Company’s funding from government contracts offset its research and development expense by approximately 22%, 25% and 21% in fiscal 2009, 2008 and 2007, respectively. The Company’s research and development expenditures, net of payments received under these contracts, were approximately $31.6 million, $21.5 million and $13.6 million for fiscal 2009, 2008 and 2007, respectively.

Translation of Foreign Currency

The Company and the majority of its subsidiaries use their respective local currency as their functional currency. Accordingly, foreign currency assets and liabilities are translated using exchange rates in effect at the end of the period. Foreign subsidiaries that use the U.S. dollar as their functional currency translate monetary assets and liabilities using exchange rates in effect at the end of the period. Non-monetary assets and liabilities are translated at their historical values.

The Company includes gains or losses from foreign currency transactions in “Other, net” in the Consolidated Statements of Operations with the other hedging activities described in Note 15. The Company experienced losses on derivatives and foreign exchange of $3.9 million and $20.6 million in fiscal 2009 and 2008, respectively, largely due to the volatility in the current markets as compared to gains of $2.1 million in fiscal 2007.

Concentration of Credit Risk

The Company is exposed to credit losses in the event of nonperformance by the counterparties to its financial and derivative instruments. Financial and derivative instruments that potentially subject the Company to concentrations of credit risk are primarily cash and cash equivalents, restricted cash and cash equivalents, investments, trade accounts receivable, advances to suppliers, foreign currency option contracts, foreign currency forward contracts and purchased options for its class A common stock. The Company’s investment policy requires cash and cash equivalents, restricted cash and cash equivalents and investments to be placed with high-quality financial institutions and to limit the amount of credit risk from any one issuer (see Note 8). Similarly, the Company enters into foreign currency derivative contracts and convertible debenture hedge transactions with high-quality financial institutions and limits the amount of credit exposure to any one counterparty. The foreign currency derivative contracts are limited to a time period of less than one year, while the purchased options for the Company’s class A common stock will expire in 2014. The Company regularly evaluates the credit standing of its counterparty financial institutions (see Notes 14 and 15).

The Company performs ongoing credit evaluations of its customers’ financial condition whenever deemed necessary and generally does not require collateral. The Company maintains an allowance for doubtful accounts based on the expected collectability of all accounts receivable, which takes into consideration an analysis of historical bad debts, specific customer creditworthiness and current economic trends. The allowance for doubtful accounts was $2.3 million and $1.9 million as of January 3, 2010 and December 28, 2008, respectively. For fiscal 2009, 2008 and 2007, the Company provided $1.4 million, $2.2 million and $0.8 million, respectively, for allowance for doubtful accounts. During fiscal 2009, 2008 and 2007, the Company wrote off $1.0 million, $1.7 million and zero, respectively, of bad debts. One customer accounted for 13% of accounts receivable as of January 3, 2010 and no customer accounted for 10% or more of accounts receivable as of December 28, 2008. In addition, three customers accounted for approximately 28%, 21% and 17% of the Company’s “Costs and estimated earnings in excess of billings” balance as of January 3, 2010 on the Consolidated Balance Sheet as compared to one customer that accounted for approximately 33% of the balance as of December 28, 2008.

In addition, the Company has entered into agreements with vendors that specify future quantities and pricing of polysilicon to be supplied for periods up to 11 years. Under certain agreements, the Company is required to make prepayments to the vendors over the terms of the arrangements. As of January 3, 2010 and December 28, 2008, advances to suppliers totaled $190.6 million and $162.6 million, respectively. Three suppliers accounted for 76%, 15% and 3% of total advances to suppliers as of January 3, 2010, and 57%, 19% and 18% as of December 28, 2008 (see Note 9).

Income Taxes

Deferred tax assets and liabilities are recognized for temporary differences between financial statement and income tax bases of assets and liabilities. Valuation allowances are provided against deferred tax assets when management cannot conclude that it is more likely than not that some portion or all deferred tax assets will be realized.

As applicable, interest and penalties on tax contingencies are included in “Provision for (benefit from) income taxes” in the Consolidated Statements of Operations and such amounts were not material for any periods presented. In addition, foreign exchange gains (losses) may result from estimated tax liabilities, which are expected to be settled in currencies other than the U.S. dollar.

Investments in Equity Interests

Investments in entities in which the Company can exercise significant influence, but does not own a majority equity interest or otherwise control, are accounted for under the equity method of accounting. The Company records its share of the results of these entities as “Equity in earnings of unconsolidated investees” on the Consolidated Statements of Operations. The Company monitors its investments for other-than-temporary impairment by considering factors such as current economic and market conditions and the operating performance of the entities and records reductions in carrying values when necessary. The fair value of privately held investments is estimated using the best available information as of the valuation date, including current earnings trends, undiscounted cash flows, quoted stock prices of comparable public companies, and other company specific information, including recent financing rounds (see Notes 8 and 13).

 Recently Adopted Accounting Guidance

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

In February 2007, the Company issued $200.0 million in principal amount of its 1.25% senior convertible debentures (“1.25% debentures”) to Lehman Brothers Inc. (“Lehman Brothers”) and lent approximately 2.9 million shares of its class A common stock to Lehman Brothers International (Europe) Limited (“LBIE”). Net proceeds from the issuance of the 1.25% debentures were $194.0 million. The Company did not receive any proceeds from the approximately 2.9 million loaned shares of its class A common stock, but received a nominal lending fee. On September 15, 2008, Lehman Brothers Holding Inc. (“Lehman”), filed a petition for protection under Chapter 11 of the U.S. bankruptcy code, and LBIE commenced administration proceedings (analogous to bankruptcy) in the United Kingdom. In July 2007, the Company issued $225.0 million in principal amount of its 0.75% senior convertible debentures (“0.75% debentures”) to Credit Suisse Securities (USA) LLC (“Credit Suisse”) and lent approximately 1.8 million shares of its class A common stock to Credit Suisse International (“CSI”). Net proceeds from the issuance of the 0.75% debentures were $220.1 million. The Company did not receive any proceeds from the approximate 1.8 million loaned shares of class A common stock, but received a nominal lending fee. In May 2009, the Company issued $230.0 million in principal amount of its 4.75% senior convertible debentures (“4.75% debentures”) and received net proceeds, before payment of the net cost of the call spread overlay, of $225.0 million. Concurrent with the issuance of the 4.75% debentures, the Company paid a net cost of $26.3 million for the call spread overlay with respect to the Company’s class A common stock which is intended to effectively increase the conversion price of the 4.75% debentures (see Note 14).

The 1.25% debentures and the 0.75% debentures contain partial cash settlement features and are therefore subject to the aforementioned new accounting guidance. As a result, the carrying value of the equity and debt components was retrospectively adjusted. As of December 28, 2008, the carrying value of the equity component was $61.8 million in the aggregate and the principal amount of the outstanding debentures, the unamortized discount and the net carrying value were $423.6 million, $66.4 million and $357.2 million in the aggregate, respectively (see Note 14). On a cumulative basis from the respective issuance dates of the 1.25% debentures and the 0.75% debentures through December 28, 2008, the Company has recognized $24.4 million in non-cash interest expense, excluding the related tax effects.

As a result of the Company’s adoption of the new accounting guidance, the Company’s Consolidated Balance Sheet as of December 28, 2008 and Consolidated Statements of Operations and Consolidated Statements of Cash Flows for fiscal 2008 and 2007 have been retrospectively adjusted. The impact of the Company’s adoption of the new accounting guidance on its Consolidated Statement of Operations for fiscal 2007 is shown in the following table and for fiscal 2008 is shown in Note 2 below.

	Year Ended
(In thousands)	December 30, 2007
	As Adjusted in this Annual Report on Form 10-K	As Previously Reported in Annual Report on Form 10-K
Cost of systems revenue	$386,532	$386,511
Cost of components revenue	240,507	240,475
Operating income	2,289	2,342
Interest expense	(12,036)	(5,071)
Other, net	2,377	(7,593)
Income before income taxes and equity in earnings of unconsolidated investees	6,512	3,560
Provision for (benefit from) income taxes	(22,084)	(5,920)
Income before equity in earnings of unconsolidated investees	28,596	9,480
Net income	28,318	9,202

The impact of the Company’s adoption of the new accounting guidance on its Consolidated Statement of Cash Flows for fiscal 2007 is shown in the following table and for fiscal 2008 is shown in Note 2 below.

	Year Ended
(In thousands)	December 30, 2007
	As Adjusted in this Annual Report on Form 10-K	As Previously Reported in Annual Report on Form 10-K
Cash flows from operating activities:
Net income	$28,318	$9,202
Depreciation	27,333	27,315
Non-cash interest expense	7,467	—
Amortization of debt issuance costs	1,274	9,970
Deferred income taxes and other tax liabilities	(25,588)	(9,424)
Net cash provided by operating activities	4,113	2,372
Cash flows from investing activities:
Purchases of property, plant and equipment	(195,135)	(193,394)
Net cash used in investing activities	(475,859)	(474,118)

Earnings Per Share

On December 29, 2008, the Company adopted accounting guidance which clarifies that all outstanding unvested stock-based payment awards that contain rights to nonforfeitable dividends are considered participating securities for the purpose of calculating earnings per share and are subject to the two-class method. Prior to fiscal 2009, the Company granted restricted stock awards with the same dividend rights as its other common stockholders. These unvested restricted stock awards are considered participating securities and the two-class method of computing basic and diluted earnings per share must be applied (see Note 18). The new accounting guidance was applied retrospectively to the Company’s historical results of operations and, as a result, the Company’s Consolidated Statements of Operations for fiscal 2008 and 2007 have been adjusted. The impact of the Company’s adoption of the new accounting guidance on its Consolidated Statement of Operations for fiscal 2007 is shown in the following table and for fiscal 2008 is shown in Note 2 below.

	Year Ended
(In thousands, except per share data)	December 30, 2007
	As Adjusted in this Annual Report on Form 10-K	As Previously Reported in Annual Report on Form 10-K
Net income	$28,318	$9,202
Net income per share of class A and class B common stock:
Basic	$0.37	$0.12
Diluted	$0.35	$0.11
Weighted average shares:
Basic	75,413	75,413
Diluted	80,439	81,227

Disclosures about Derivative Instruments and Hedging Activities

On December 29, 2008, the Company adopted new accounting guidance which requires entities to provide enhanced disclosures addressing the following: (i) how and why an entity uses derivative instruments; (ii) how derivative instruments and related hedged items are accounted for and related interpretations; and (iii) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. The new accounting guidance had no impact on the Company’s Consolidated Financial Statements and only required additional financial statement disclosures as set forth in Note 15.

Fair Value of Assets and Liabilities

During the first quarter of fiscal 2009, the Company adopted accounting guidance for nonfinancial assets and liabilities that are not measured and recorded at fair value on a recurring basis. The adoption of this accounting guidance had no impact on the Company’s Consolidated Financial Statements.

In April 2009, the FASB issued additional accounting guidance on how to determine fair value of financial assets and liabilities when the volume and level of activity for an asset or liability have significantly decreased and how to identify transactions that are not orderly in light of the current economic environment. If the Company were to conclude that there has been a significant decrease in the volume and level of activity of an asset or liability in relation to normal market activities, quoted market values may not be representative of fair value and the Company may conclude that a change in valuation technique or the use of multiple valuation techniques may be appropriate. The accounting guidance also clarified the recognition and presentation of other-than-temporary impairments of securities to bring consistency to the timing of impairment recognition, and provide clarity to investors about the credit and noncredit components of impaired debt securities that are not expected to be sold. In addition, the accounting guidance required disclosures about fair value of financial instruments in annual financial statements of publicly traded companies to also be disclosed during interim reporting periods. The Company’s adoption of the accounting guidance in the second quarter of fiscal 2009 had no impact on the Company’s Consolidated Financial Statements (see Notes 8 and 15).

Business Combinations

On December 29, 2008, the Company adopted new accounting guidance which significantly changed the accounting for business combinations in a number of areas including the treatment of contingent consideration, acquisition costs, in-process research and development and restructuring costs. In addition, changes in deferred tax asset valuation allowances and acquired income tax uncertainties in a business combination after the measurement period affect income tax expense under the new accounting guidance. As a result of the Company’s adoption of the new accounting guidance, the Company reflected an asset for in-process research and development of $1.0 million in connection with its acquisition of Tilt Solar LLC (“Tilt Solar”) during the second quarter of fiscal 2009 which would have been expensed under previous accounting guidance (see Notes 4 and 5).

In April 2009, the FASB issued new accounting guidance for the initial recognition and measurement, subsequent measurement and accounting, and disclosures for assets and liabilities arising from contingencies in business combinations. The new accounting guidance eliminates the distinction between contractual and non-contractual contingencies. The Company’s adoption of the new accounting guidance for contingent assets and liabilities acquired in business combinations during the first quarter of fiscal 2009 had no impact on its Consolidated Financial Statements.

Issued Accounting Guidance Not Yet Adopted

With the exception of those discussed below, there has been no issued accounting guidance not yet adopted by the Company that it believes is material, or is potentially material.

Share Lending Arrangements

 In June 2009, the FASB issued new accounting guidance that will change how companies account for share lending arrangements that are executed in connection with convertible debt offerings or other financings. The new accounting guidance requires all such share lending arrangements to be valued and amortized to interest expense in the same manner as debt issuance costs. As a result of the new accounting guidance, existing share lending arrangements relating to the Company’s class A common stock will be required to be measured at fair value and amortized to interest expense in its Consolidated Financial Statements. In addition, in the event that counterparty default pursuant to the share lending agreement becomes probable, the Company will be required to recognize an expense in its Consolidated Statement of Operations equal to the then fair value of the unreturned loaned shares, net of any probable recoveries. The new accounting guidance is effective for fiscal years beginning after December 15, 2009 (the Company’s first quarter of fiscal 2010) and retrospective adoption is required for all periods presented.

 In connection with the issuance of the 1.25% debentures and 0.75% debentures, the Company loaned approximately 2.9 million shares of its class A common stock to LBIE and approximately 1.8 million shares of its class A common stock to CSI under share lending arrangements. The new accounting guidance will result in higher non-cash amortization of imputed share lending costs in current and prior periods, as well as a material non-cash loss resulting from Lehman filing of a petition for protection under Chapter 11 of the U.S. bankruptcy code on September 15, 2008, and LBIE commencing administration proceedings (analogous to bankruptcy) in the United Kingdom. The then fair value of the approximately 2.9 million shares of the Company’s class A common stock loaned and unreturned by LBIE is approximately $241 million, which will be expensed retrospectively in the third quarter of fiscal 2008, before consideration of any potential recoveries and related tax effects. The Company is currently determining the full impact that the adoption of this new accounting guidance will have on its current and prior period’s Consolidated Financial Statements (see Note 14).

Variable Interest Entities

In June 2009, the FASB issued new accounting guidance regarding consolidation of variable interest entities to eliminate the exemption for qualifying special purpose entities, provide a new approach for determining which entity should consolidate a variable interest entity, and require an enterprise to regularly perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity. The new accounting guidance is effective for fiscal years beginning after November 15, 2009 and earlier application is prohibited. The Company is currently evaluating the potential impact of the adoption of the new accounting guidance on its Consolidated Financial Statements (see Note 13).

Revenue Arrangements with Multiple Deliverables

In October 2009, the FASB issued new accounting guidance for revenue arrangements with multiple deliverables. Specifically, the new guidance requires an entity to allocate arrangement consideration at the inception of an arrangement to all of its deliverables based on their relative selling prices. In addition, the new guidance eliminates the use of the residual method of allocation and requires the relative-selling-price method in all circumstances in which an entity recognizes revenue for an arrangement with multiple deliverables. The new accounting guidance is effective in the fiscal year beginning on or after June 15, 2010. Early adoption is permitted. The Company plans to adopt the new accounting guidance in the first quarter of fiscal 2010 and apply the prospective application for new or materially modified arrangements with multiple deliverables. The Company does not anticipate the adoption of the new accounting guidance to have a material impact on its Consolidated Financial Statements.

Fair Value of Assets and Liabilities

In January 2010, the FASB issued updated guidance related to fair value measurements and disclosures, which will require the Company to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and to describe the reasons for the transfers. In addition, in the reconciliation for fair value measurements using significant unobservable inputs, or Level 3, the Company will disclose separately information about purchases, sales, issuances and settlements on a gross basis rather than on a net basis. The updated guidance also requires that the Company provide fair value measurement disclosures for each class of assets and liabilities and disclosures about the valuation techniques and inputs used to measure fair value for both recurring and non-recurring fair value measurements for Level 2 and Level 3 fair value measurements. The updated guidance is effective for interim or annual financial reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances and settlements in the roll forward activity in Level 3 fair value measurements, which are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years. The Company does not anticipate the adoption of the updated guidance to have a material impact on its Consolidated Financial Statements.

Note 2. RESTATEMENT OF PREVIOUSLY ISSUED CONSOLIDATED FINANCIAL STATEMENTS

On November 16, 2009, the Company announced that its Audit Committee commenced an independent investigation into certain accounting and financial reporting matters at the Company’s Philippines operations (“SPML”). The Audit Committee retained independent counsel, forensic accountants and other experts to assist it in conducting the investigation.

As a result of the investigation, the Audit Committee concluded that certain unsubstantiated accounting entries were made at the direction of the Philippines-based finance personnel in order to report results for manufacturing operations that would be consistent with internal expense projections. The entries generally resulted in an understatement of the Company’s cost of goods sold (referred to as “cost of revenue” in the Statements of Operations). The Audit Committee concluded that the efforts were not directed at achieving the Company’s overall financial results or financial analysts’ projections of the Company’s financial results. The Audit Committee also determined that these accounting issues were confined to the accounting function in the Philippines. Finally, the Audit Committee concluded that executive management neither directed nor encouraged, nor was aware of, these activities and was not provided with accurate information concerning the unsubstantiated entries. In addition to the unsubstantiated entries, during the Audit Committee investigation various accounting errors were discovered by the investigation and by management. Prior to the end of its 2009 fiscal year, management of the Company implemented new processes and controls to remediate a material weakness in its internal control over financial reporting in its Philippines operations; however, two additional material weaknesses related to the Company’s Philippines operations were not remediated as of January 3, 2010 and therefore the Company’s internal control over financial reporting and our disclosure controls and procedures were not effective as of that date.

The nature of the restatement adjustments and the impact of the adjustments for the fiscal year ended December 28, 2008 are shown in the following table (in thousands):

Year Ended December 28, 2008 (1)
Investigation related adjustments	$(15,026)
Errors identified during course of investigation	(2,813)
(17,839)
Out-of-period adjustments	4,781
Total adjustments	(13,058)
Income tax effect of adjustments	3,399
Increase (decrease) in net income	$(9,659)

(1)
Includes the correction of errors identified that occurred in fiscal 2007 and 2006 that were determined to be immaterial both individually and in the aggregate to those years. Consequently, a total of approximately $0.6 million and $0.5 million of pre-tax expense and after tax expense, respectively, identified in fiscal 2007 were recorded in fiscal 2008, as well as a total of approximately $0.4 million of both pre-tax income and after tax income identified in fiscal 2006, respectively, were recorded in fiscal 2008.

Investigation Related Adjustments:

As noted above, the Audit Committee’s investigation found that unsubstantiated entries (a) were made at the direction of the Philippines-based finance personnel in order to report results for manufacturing operations that would be consistent with internal expense projections, (b) generally resulted in an understatement of the Company’s cost of goods sold, and (c) were not directed or encouraged by, or done with the knowledge of, executive management. During the course of the investigation, various accounting errors which required adjustments were also identified. Adjustments for these unsubstantiated entries and errors affected cost of goods sold and the following balance sheet accounts:

•
Accounts payable and accrued liabilities:  The investigation found that certain expenses were understated by (a) not sufficiently accruing expenses or (b) reversing previously recorded expenses through manual journal entries that were not based on actual transactions or reasonable estimates of expenses. The accounts primarily affected were accruals for manufacturing expenses such as subcontracted wafering costs, electricity, and freight and other accrued expenses. Unsubstantiated entries were also recorded to reduce uninvoiced receipts liability accounts, with an offsetting reduction to cost of goods sold.

•
Inventories:  The investigation found that unsubstantiated entries were made to increase inventory and decrease cost of goods sold by adjusting variance capitalization amounts. In addition, inventory obsolescence was understated for materials used in-house by wafering services of silicon ingots.

Errors Identified during Course of Investigation:

Through the investigation, errors were also found in the Philippines relating to inventories, prepaid expenses and other current assets, property, plant and equipment, and accounts payable and accrued liabilities. The primary categories of these adjustments are discussed below:

•	Inventories: The Company recorded corrections related to accounting for inventories in-transit and scrap, as well as the methodology used to calculate the capitalization of inventory variances.

•
Prepaid expenses and other current assets:  Certain foreign individual income tax filings prepared for employees on foreign assignments contained omissions of taxable income. The amount of the estimated tax understatement plus interest and penalties less any employee receivables generated by the filing of amended returns has been included in the restated financials.

•	Property plant and equipment: In some instances, depreciation expense was not recorded in the proper period.

•	Accounts payable and accrued liabilities: Vendor credits were not properly applied and certain employee bonuses were not correctly accrued.

Out-Of-Period Adjustments:

As noted above, the Company also recorded out-of-period adjustments during the restatement periods that were previously considered to be immaterial. These adjustments related to Systems revenue, inventories, accounts payable and accruals and stock-based compensation. As part of the restatement these adjustments have now been reflected in the quarterly period in which a substantial portion of the errors arose (also see Note (1) to above table). The primary categories of these adjustments are discussed below:

•
Systems revenue: The Company determined it had improperly deferred revenue earned in 2008 due to the improper application of multiple element accounting.  In addition, the Company recorded revenue adjustments for several solar system contracts in 2008 for which costs to complete had not been properly estimated.  Also, the Company incorrectly recorded a materials-only sale using the percentage-of-completion method.

•	Inventories: Various inventory adjustments were the result of the improper accounting for consigned inventory, in-transit inventories, and standard costing.

•	Accounts payable and accruals: The Company noted several under and over accruals of operating expenses.

•	Stock based compensation: The Company determined it had recorded excess stock based compensation expense due to a spreadsheet error.

The table below summarizes: (i) the effects of the adoption of new accounting guidance for convertible debt instruments that may be settled in cash upon conversion described in Note 1; (ii) adjustments related to the investigation; (iii) errors identified during the course of the investigation; and (iv) out-of-period adjustments on the Consolidated Balance Sheet as of December 28, 2008.

	December 28, 2008
	As Previously Reported in Annual Report on Form 10-K (1)	Retrospective Application of New Accounting Guidance	Restatement Adjustments	As Restated in this Annual Report on Form 10-K
	(in thousands)

Assets
Current assets:
Cash and cash equivalents	$202,331	$-	$-	$202,331
Restricted cash and cash equivalents, current portion	13,240	-	-	13,240
Short-term investments	17,179	-	-	17,179
Accounts receivable, net	194,222	-	-	194,222
Costs and estimated earnings in excess of billings	30,326	-	(576)	29,750
Inventories	251,388	154	(3,287)	248,255
Advances to suppliers, current portion	43,190	-	-	43,190
Prepaid expenses and other current assets	96,104	2,150	3,481	101,735
Total current assets	847,980	2,304	(382)	849,902

Restricted cash and cash equivalents, net of current portion	162,037	-	-	162,037
Long-term investments	23,577	-	-	23,577
Property, plant and equipment, net	612,687	16,560	(6,763)	622,484
Goodwill	196,720	-	-	196,720
Other intangible assets, net	39,490	-	-	39,490
Advances to suppliers, net of current portion	119,420	-	-	119,420
Other long-term assets	74,224	2,527	(7,635)	69,116
Total assets	$2,076,135	$21,391	$(14,780)	$2,082,746

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$263,241	$-	$(3,812)	$259,429
Accrued liabilities	136,793	-	(677)	136,116
Billings in excess of costs and estimated earnings	11,806	-	3,828	15,634
Short-term debt	-			-
Convertible debt, current portion	-			-
Customer advances, current portion	19,035	-	-	19,035
Total current liabilities	430,875	-	(611)	430,214

Long-term debt	54,598	-	-	54,598
Convertible debt, net of current portion	423,608	(66,435)	-	357,173
Customer advances, net of current portion	91,359	-	-	91,359
Long-term deferred tax liability	8,115	26	(1,648)	6,493
Other long-term liabilities	46,206	-	(1,984)	44,222
Total liabilities	1,054,761	(66,409)	(4,293)	984,059
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value, 10,042,490 shares authorized; none issued and outstanding	-	-	-	-
Common stock, $0.001 par value, 150,000,000 shares of class B common stock authorized; 42,033,287 shares of class B common stock issued and outstanding; $0.001 par value, 217,500,000 shares of class A common stock authorized; 44,055,644 shares of class A common stock issued; 43,849,566 shares of class A common stock outstanding	86	-	-	86
Additional paid-in capital	1,003,954	61,790	(828)	1,064,916
Accumulated other comprehensive loss	(25,611)	-	-	(25,611)
Retained earnings	51,602	26,010	(9,659)	67,953
	1,030,031	87,800	(10,487)	1,107,344
Less: 206,078 shares of class A common stock held in treasury, at cost	(8,657)	-	-	(8,657)
Total stockholders’ equity	1,021,374	87,800	(10,487)	1,098,687
Total liabilities and stockholders’ equity	$2,076,135	$21,391	$(14,780)	$2,082,746

(1)	Certain short-term warranty reserves have been reclassified to long-term warranty reserves to conform to the current period presentation in the Company's Consolidated Balance Sheets.

The table below summarizes: (i) the effects of the adoption of new accounting guidance for convertible debt instruments that may be settled in cash upon conversion described in Note 1; (ii) the effects of the adoption of new accounting guidance for unvested share-based payment awards that contain rights to nonforfeitable dividends that are participating securities described in Note 1; (iii) the adjustments related to the investigation; (iv) errors identified during the course of the investigation; and (v) out-of-period adjustments on the Consolidated Statement of Operations for the fiscal year ended December 28, 2008.

	Year Ended December 28, 2008
	As Previously Reported in Annual Report on Form 10-K	Retrospective Application of New Accounting Guidance	Restatement Adjustments	As Restated in this Annual Report on Form 10-K
	(in thousands, except per share data)

Revenue:
Systems	$820,632	$-	$2,675	$823,307
Components	614,287	-	-	614,287
Total revenue	1,434,919	-	2,675	1,437,594
Operating costs and expenses:
Cost of systems revenue	653,569	338	5,845	659,752
Cost of components revenue	417,669	664	9,888	428,221
Research and development	21,474	-	-	21,474
Selling, general and administrative	173,740	-	-	173,740
Total operating costs and expenses	1,266,452	1,002	15,733	1,283,187
Operating income	168,467	(1,002)	(13,058)	154,407
Other income (expense)
Interest income	10,789	-	-	10,789
Interest expense	(4,387)	(18,427)	-	(22,814)
Gain on purchased options	-		-	-
Other, net	(27,285)	972	-	(26,313)
Other income (expense), net	(20,883)	(17,455)	-	(38,338)
Income before income taxes and equity in earnings of unconsolidated investees	147,584	(18,457)	(13,058)	116,069
Provision for income taxes	69,368	(25,351)	(3,399)	40,618
Income before equity in earnings of unconsolidated investees	78,216	6,894	(9,659)	75,451
Equity in earnings of unconsolidated investees	14,077	-	-	14,077
Net income	$92,293	$6,894	$(9,659)	$89,528

Net income per share of class A and class B common stock:
Basic	$1.15	$0.07	$(0.12)	$1.10
Diluted	$1.09	$0.08	$(0.11)	$1.05

Weighted-average shares:
Basic	80,522	-	-	80,522
Diluted	84,446	(499)	-	83,947

The table below summarizes: (i) the effects of the adoption of new accounting guidance for convertible debt instruments that may be settled in cash upon conversion described in Note 1; (ii) the adjustments related to the investigation; (iii) errors identified during the course of the investigation; and (iv) out-of-period adjustments on the Consolidated Statement of Comprehensive Income for the fiscal year ended December 28, 2008.

	Year Ended December 28, 2008
	As Previously Reported in Annual Report on Form 10-K	Retrospective Application of New Accounting Guidance	Restatement Adjustments	As Restated in this Annual Report on Form 10-K
	(in thousands)

Net income	$92,293	$6,894	$(9,659)	$89,528
Other comprehensive income:
Translation adjustment	(9,264)	-	-	(9,264)
Unrealized loss on derivatives, net of tax	(23,401)	-	-	(23,401)
Unrealized gain on investments, net of tax	36	-	-	36
Estimated provision for income taxes	1,256	-	-	1,256
Net change in accumulated other comprehensive income	(31,373)	-	-	(31,373)
Total comprehensive income	$60,920	$6,894	$(9,659)	$58,155

The table below summarizes: (i) the effects of the adoption of new accounting guidance for convertible debt instruments that may be settled in cash upon conversion described in Note 1; (ii) the adjustments related to the investigation; (iii) errors identified during the course of the investigation; and (iv) out-of-period adjustments on the Consolidated Statement of Cash Flows for the fiscal year ended December 28, 2008.

	Year Ended December 28, 2008
	As Previously Reported in Annual Report on Form 10-K	Retrospective Application of New Accounting Guidance	Restatement Adjustments	As Restated in this Annual Report on Form 10-K
	(in thousands)
Cash flows from operating activities:
Net income	$92,293	$6,894	$(9,659)	$89,528
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	70,220	-	-	70,220
Depreciation	53,743	374	356	54,473
Amortization of other intangible assets	16,762	-	-	16,762
Impairment of investments and long-lived assets	7,611	-	-	7,611
Non-cash interest expense	-	16,909	-	16,909
Amortization of debt issuance costs	972	1,176	-	2,148
Gain on purchased options	-	-	-	-
Equity in earnings of unconsolidated investees	(14,077)	-	-	(14,077)
Excess tax benefits from stock-based award activity	(41,524)	-	828	(40,696)
Deferred income taxes and other tax liabilities	46,116	(25,353)	(3,400)	17,363
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	(57,575)	-	-	(57,575)
Costs and estimated earnings in excess of billings	8,680	-	576	9,256
Inventories	(98,999)	-	3,287	(95,712)
Prepaid expenses and other assets	(61,790)	-	2,506	(59,284)
Advances to suppliers	1,297	-	-	1,297
Accounts payable and other accrued liabilities	147,216	-	2,862	150,078
Billings in excess of costs and estimated earnings	(57,423)	-	3,828	(53,595)
Customer advances	40,125	-	-	40,125
Net cash provided by operating activities	153,647	-	1,184	154,831

Cash flows from investing activities:
Increase in restricted cash and cash equivalents	(107,390)	-	-	(107,390)
Purchases of property, plant and equipment	(265,549)	-	(356)	(265,905)
Proceeds from sale of equipment to third-party	-	-	-	-
Purchases of available-for-sale securities	(65,748)	-	-	(65,748)
Proceeds from sales or maturities of available-for-sale securities	155,833	-	-	155,833
Cash paid for acquisitions, net of cash acquired	(18,311)	-	-	(18,311)
Cash paid for investments in joint ventures and other non-public companies	(24,625)	-	-	(24,625)
Net cash used in investing activities	(325,790)	-	(356)	(326,146)

Cash flows from financing activities:
Proceeds from issuance of long-term debt, net of issuance costs	54,598	-	-	54,598
Proceeds from issuance of convertible debt, net of issuance costs	-	-	-	-
Proceeds from offering of class A common stock, net of offering expenses	-	-	-	-
Cash paid for repurchased convertible debt	(1,187)	-	-	(1,187)
Cash paid for purchased options	-	-	-	-
Proceeds from warrant transactions	-	-	-	-
Proceeds from exercise of stock options	5,128	-	-	5,128
Excess tax benefits from stock-based award activity	41,524	-	(828)	40,696
Purchases of stock for tax withholding obligations on vested restricted stock	(6,682)	-	-	(6,682)
Net cash provided by financing activities	93,381	-	(828)	92,553

Effects of exchange rate changes on cash and equivalents	(4,121)	-	-	(4,121)
Net increase (decrease) in cash and cash equivalents	(82,883)	-	-	(82,883)
Cash and cash equivalents at beginning of period	285,214	-	-	285,214
Cash and cash equivalents at end of period	$202,331	$-	$-	$202,331

Non-cash transactions:
Additions to property, plant and equipment included in accounts payable and other accrued liabilities	$28,485	$-	$(6,763)	$21,722
Non-cash interest expense capitalized and added to the cost of qualified assets	-	8,930	-	8,930
Issuance of common stock for purchase acquisition	3,054	-	-	3,054
Issuance of common stock for repurchased convertible debt	40	-	-	40
Change in goodwill relating to adjustments to acquired net assets	1,176	-	-	1,176

Note 3. TRANSACTIONS WITH CYPRESS

After completion of the Company’s initial public offering (“IPO”) in November 2005, Cypress held, in the aggregate, approximately 52.0 million shares of the Company’s class B common stock, representing all of the then-outstanding class B common stock. On May 4, 2007 and August 18, 2008, Cypress completed the sale of 7.5 million shares and 2.5 million shares, respectively, of the Company’s class B common stock in offerings pursuant to Rule 144 of the Securities Act. Such shares were converted to 10.0 million shares of the Company’s class A common stock upon sale. The Company was a majority-owned subsidiary of Cypress through September 29, 2008. After the close of trading on the New York Stock Exchange (“NYSE”) on September 29, 2008, Cypress distributed to its shareholders all of its remaining shares of the Company’s class B common stock, in the form of a pro rata dividend to the holders of record as of September 17, 2008 of Cypress common stock. As a result, the Company discontinued being a majority-owned subsidiary of Cypress.

Two of the seven members of the Company’s Board of Directors have a relationship with Cypress. Mr. T.J. Rodgers, Chairman of SunPower’s Board of Directors, is also the co-founder, board member, President and Chief Executive Officer of Cypress. In addition, Mr. W. Steve Albrecht currently serves on the board of both Cypress and SunPower.

Administrative Services Provided by Cypress

Cypress seconded employees and consultants to the Company for different time periods through 2008 for which the Company paid their fully-burdened compensation. In addition, Cypress personnel rendered services to the Company to assist with administrative functions, such as employee benefits and other Cypress corporate services and infrastructure, for which the Company paid for a portion of the Cypress employees’ fully-burdened compensation. In the case of the Philippines subsidiary, which entered into a services agreement for such secondments and other consulting services in January 2005, the Company paid the fully burdened compensation plus 10%. The amounts that the Company has recorded as general and administrative expenses in the accompanying Consolidated Statements of Operations for these services was approximately $3.5 million and $1.8 million in fiscal 2008 and 2007, respectively.

 Leased Facility in the Philippines

In 2003, the Company and Cypress reached an understanding that the Company would build out and occupy a building owned by Cypress for its first solar cell manufacturing facility (“FAB1”) in the Philippines. The Company entered into a lease agreement for FAB1 and a sublease for the land under which the Company paid Cypress at a rate equal to the cost to Cypress for FAB1 (including taxes, insurance, repairs and improvements). Under the lease agreement, the Company had the right to purchase FAB1 and assume the lease for the land from Cypress at any time at Cypress’s original purchase price of approximately $8.0 million, plus interest computed on a variable index starting on the date of purchase by Cypress until the sale to the Company, unless such purchase option was exercised after a change of control of the Company, in which case the purchase price would be at a market rate, as reasonably determined by Cypress. In May 2008, the Company exercised its right to purchase FAB1 from Cypress and assumed the lease for the land from an unaffiliated third party for a total purchase price of $9.5 million. The lease for the land expires in May 2048 and is renewable for an additional 25 years. Rent expense paid to Cypress for FAB1 was $0.1 million and $0.3 million in fiscal 2008 and 2007, respectively.

Leased Headquarters Facility in San Jose, California

In May 2006, the Company entered into a lease agreement for its approximately 44,000 square foot headquarters, which is located in a building owned by Cypress in San Jose, California, for $6.0 million over the five-year term of the lease expiring in April 2011. In October 2008, the Company amended the lease agreement, increasing the rentable square footage and the total lease obligations to approximately 60,000 and $7.6 million, respectively, over the five-year term of the lease. In the event Cypress decides to sell the building, the Company has the right of first refusal to purchase the building at a fair market price which will be based on comparable sales in the area. Rent expense paid to Cypress for this facility was $1.7 million, $1.5 million and $1.3 million in fiscal 2009, 2008 and 2007, respectively.

Employee Matters Agreement

In October 2005, the Company entered into an employee matters agreement with Cypress to allocate assets, liabilities and responsibilities relating to its current and former U.S. and international employees and its participation in the employee benefits plans that Cypress sponsored and maintained. In July 2008, the Company transferred all accounts in the Cypress 401(k) Plan held by the Company’s employees to its recently established SunPower 401(k) Savings Plan. In September 2008, all of the Company’s eligible employees began participating in SunPower’s own health and welfare plans and no longer participate in the Cypress health and welfare plans. In connection with Cypress’ spin-off of its shares of the Company’s class B common stock in September 2008, the Company and Cypress agreed to terminate the employee matters agreement.

Indemnification and Insurance Matters Agreement

The Company has indemnified Cypress and its affiliates, agents, successors and assigns from all liabilities arising from environmental conditions: existing on, under, about or in the vicinity of any of the Company’s facilities, or arising out of operations occurring at any of the Company’s facilities, including its California facilities, whether prior to or after Cypress’s spin-off of the Company’s class B common stock held by Cypress; existing on, under, about or in the vicinity of the Philippines facility which the Company occupies, or arising out of operations occurring at such facility, whether prior to or after the separation, to the extent that those liabilities were caused by the Company; arising out of hazardous materials found on, under or about any landfill, waste, storage, transfer or recycling site and resulting from hazardous materials stored, treated, recycled, disposed or otherwise handled by any of the Company’s operations or the Company’s California and Philippines facilities prior to the separation; and arising out of the construction activity conducted by or on behalf of the Company at Cypress’s Texas facility.

The indemnification and insurance matters agreement also contains provisions governing the Company’s insurance coverage, which was under the Cypress insurance policies. As of September 29, 2008, the Company obtained its own separate policies for the coverage previously provided under the indemnification and insurance matters agreement.

Tax Sharing Agreement

On October 6, 2005, while a wholly-owned subsidiary of Cypress, the Company entered into a tax sharing agreement with Cypress providing for each of the party’s obligations concerning various tax liabilities. The tax sharing agreement is structured such that Cypress would pay all federal, state, local and foreign taxes that are calculated on a consolidated or combined basis while the Company was a member of Cypress’s consolidated or combined group for federal, state, local and foreign tax purposes. The Company’s portion of tax liabilities or benefits was determined based upon its separate return tax liability as defined under the tax sharing agreement. These tax liabilities or benefits were based on a pro forma calculation as if the Company were filing a separate income tax return in each jurisdiction, rather than on a combined or consolidated basis, subject to adjustments as set forth in the tax sharing agreement.

On June 6, 2006, the Company ceased to be a member of Cypress’s consolidated group for federal income tax purposes and certain state income tax purposes. On September 29, 2008, the Company ceased to be a member of Cypress’s combined group for all state income tax purposes. To the extent that the Company becomes entitled to utilize the Company’s separate tax returns portions of any tax credit or loss carryforwards existing as of such date, the Company will distribute to Cypress the tax effect, estimated to be 40% for federal and state income tax purposes, of the amount of such tax loss carryforwards so utilized, and the amount of any credit carryforwards so utilized. The Company will distribute these amounts to Cypress in cash or in the Company’s shares, at Cypress’s option. As of January 3, 2010, the Company had approximately $27.6 million of California net operating loss carryforwards, $2.6 million of federal credit carryforwards and $1.4 million of California credit carryforwards, meaning that such potential future payments to Cypress, which would be made over a period of several years, would therefore aggregate approximately $2.2 million. These amounts do not reflect potential adjustments for the effect of the restatement of the Company’s consolidated financial statements. In fiscal 2009, the Company paid $16.5 million in cash to Cypress, of which $15.1 million represents the federal component and $1.4 million represents the state component.

The Company will continue to be jointly and severally liable for any tax liability during all periods in which it is deemed to be a member of the Cypress consolidated or combined group. Accordingly, although the tax sharing agreement allocates tax liabilities between Cypress and all its consolidated subsidiaries, for any period in which the Company was included in Cypress’s consolidated or combined group, the Company could be liable in the event that any federal or state tax liability was incurred, but not discharged, by any other member of the group.

The Company will continue to be jointly and severally liable to Cypress until the statute of limitations runs or all appeal options are exercised for all years where the Company joined in the filing of tax returns with Cypress. If Cypress experiences adjustments to their tax liability pursuant to tax examinations, the Company may incur an incremental liability.

The Company would also be liable to Cypress for taxes that might arise from the distribution by Cypress of the Company's class B common stock to Cypress shareholders on September 29, 2008 (see Note 1). As a consequence, in connection with Cypress’ spin-off of the Company’s class B common stock, the Company and Cypress, on August 12, 2008, entered into an Amendment No. 1 to Tax Sharing Agreement (“Amended Tax Sharing Agreement”) to address certain transactions that may affect the tax treatment of the spin-off and certain other matters.

Subject to certain caveats, Cypress obtained a ruling from the Internal Revenue Service (“IRS”) to the effect that the distribution by Cypress of the Company’s class B common stock to Cypress stockholders qualified as a tax-free distribution under Section 355 of the Internal Revenue Code (“Code”). Despite such ruling, the distribution may nonetheless be taxable to Cypress under Section 355(e) of the Code if 50% or more of the Company’s voting power or economic value was or is later acquired as part of a plan or series of related transactions that included the distribution of the Company’s stock. The tax sharing agreement required the Company to indemnify Cypress for any liability incurred as a result of issuances or dispositions of the Company’s stock after the distribution, other than liability attributable to certain dispositions of the Company’s stock by Cypress, that cause Cypress’s distribution of shares of the Company’s stock to its stockholders to be taxable to Cypress under Section 355(e) of the Code.

In addition, under the Amended Tax Sharing Agreement, the Company is required to provide notice to Cypress of certain transactions that could give rise to the Company’s indemnification obligation relating to taxes resulting from the application of Section 355(e) of the Code or similar provisions of other applicable law to the spin-off as a result of one or more acquisitions, as described in the agreement. An acquisition for these purposes includes any acquisition attributable to a conversion of any or all of the Company’s class B common stock to class A common stock or any similar recapitalization transaction or series of related transactions (a “Recapitalization”). The Company is not required to indemnify Cypress for any taxes which would result solely from issuances and dispositions of the Company’s stock prior to the spin-off and any acquisition of the Company’s stock by Cypress after the spin-off.

Under the Amended Tax Sharing Agreement, the Company also agreed that, until October 28, 2010, it will not affect a Recapitalization or enter into or facilitate any other transaction resulting in an acquisition, as described in the agreement, of the Company’s stock without first obtaining the written consent of Cypress. As further detailed in the agreement, the Company is not required to obtain Cypress’s consent unless such transactions would involve the acquisition for purposes of Section 355(e) of the Code after August 4, 2008 of more than 25% of the Company’s outstanding shares of common stock. In addition, the requirement to obtain Cypress’s consent does not apply to certain qualifying acquisitions of the Company's stock, as defined in the agreement.

The Company also agreed that it will not (i) effect a Recapitalization during the 36 month period following the spin-off without first obtaining a tax opinion to the effect that such Recapitalization, (either alone or when taken together with any other transaction or transactions, will not cause the spin-off to become taxable under Section 355(e), or (ii) seek any private ruling, including any supplemental private ruling, from the IRS with regard to the spin-off, or any transaction having any bearing on the tax treatment of the spin-off, without the prior written consent of Cypress.

In January 2010, Cypress was notified by the IRS that it intends to examine Cypress’s corporate income tax filings for the tax years ended in 2006, 2007 and 2008. SunPower was included as part of Cypress’s federal consolidated group in 2006 and part of 2007. If the IRS makes redeterminations of tax liability, SunPower may be obligated to make a material indemnification payment to Cypress pursuant to the terms of the Tax Sharing Agreement. Because Cypress controls these audit proceedings, it is not possible to predict SunPower’s potential liability to Cypress under the Tax Sharing Agreement. If the IRS assesses taxes above the Company’s current reserve position, a charge to earnings may result. SunPower currently believes that the existing tax reserves are sufficient to cover any audit exposure.

 Note 4. BUSINESS COMBINATIONS

Tilt Solar

On April 14, 2009, the Company completed the acquisition of Tilt Solar, a non-public company based in California with in-process research and development associated with tracking systems. The acquisition of Tilt Solar was not material to the Company’s financial position or results of operations.

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

PowerLight Corporation (“PowerLight”)

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

In January 2008, following the first anniversary of the acquisition date, the Company authorized the release of approximately one-half of the original escrow balance, leaving in escrow approximately $11.9 million in cash and approximately 0.4 million shares of its class A common stock, with a total aggregate value of $25.3 million as of December 28, 2008. Similarly in January 2009, the second anniversary of the acquisition date, the Company authorized the release of approximately one-half of the escrow balance on that date, leaving approximately $7.3 million in cash and approximately 0.2 million shares of its class A common stock, with a total aggregate value of $12.6 million as of January 3, 2010. In January 2010, the third anniversary of the acquisition date, the Company authorized the release of approximately one-third of the escrow balance on that date, leaving approximately $4.9 million in cash and approximately 0.1 million shares of its class A common stock. The Company’s rights to recover damages under several provisions of the acquisition agreement also expired on the first anniversary of the acquisition date. As a result, the Company is now entitled to recover only limited types of losses, and any recovery will be limited to the amount available in the escrow fund at the time of a claim. The remaining amount in the escrow fund will be progressively reduced to zero on each anniversary of the acquisition date over a period of two additional years.

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

The allocation of the purchase price associated with certain assets on January 10, 2007 was as follows:

(In thousands)	Amount
Net tangible assets	$13,925
Patents and purchased technology	29,448
Trade names	15,535
Backlog	11,787
Customer relationships	22,730
In-process research and development	9,575
Unearned stock compensation	78,172
Deferred tax liability	(21,964)
Goodwill	175,162
Total purchase consideration and future stock compensation	$334,370

Net tangible assets acquired on January 10, 2007 consisted of the following:

(In thousands)	Amount
Cash and cash equivalents	$22,049
Restricted cash and cash equivalents	4,711
Accounts receivable, net	40,080
Costs and estimated earnings in excess of billings	9,136
Inventories	28,146
Deferred project costs	24,932
Prepaid expenses and other assets	23,740
Total assets acquired	152,794
Accounts payable	(60,707)
Billings in excess of costs and estimated earnings	(35,887)
Other accrued expenses and liabilities	(42,275)
Total liabilities assumed	(138,869)
Net assets acquired	$13,925

All intercompany receivables and payables related to PowerLight at the acquisition date were eliminated in purchase accounting effective January 10, 2007.

Acquired Other Intangible Assets

The following table presents certain information on the acquired other intangible assets:

Other Intangible Assets	Method of Valuation	Discount Rate Used	Royalty Rate Used	Estimated Useful Life
Patents and purchased technology	Relief from royalty method	25%	3%	4 years
Trade names	Relief from royalty method	25%	1%	5 years
Backlog	Income approach	20%	—%	1 year
Customer relationships	Income approach	22%	—%	6 years

The determination of the fair value and useful life of the trade name was based on the Company’s strategy of continuing to market its systems products and services under the PowerLight brand. Based on the Company’s change in branding strategy and changing PowerLight’s name to SunPower Corporation, Systems, the Company recognized an impairment charge of $14.1 million in the second quarter of fiscal 2007, which represented the net book value of the PowerLight trade name.

Amortization expense related to the acquired other intangible assets from the PowerLight acquisition for fiscal 2009, 2008 and 2007 was as follows:

(In thousands)	January 3, 2010	December 28, 2008	December 30, 2007
Cost of systems revenue	$7,364	$7,691	$20,085
Sales, general and administrative	3,786	3,787	3,688
	$11,150	$11,478	$23,773

In-Process Research and Development (“IPR&D”) Charge

In connection with the acquisition of PowerLight (now known as SP Systems), the Company recorded an IPR&D charge of $9.6 million in the first quarter of fiscal 2007, as technological feasibility associated with the IPR&D projects had not been established and no alternative future use existed. Under new accounting guidance effective in fiscal 2009, such IPR&D projects would be reflected as an asset on the balance sheet and amortized over its useful life using the straight-line method.

These IPR&D projects consisted of two components: design automation tool and tracking systems and other. In assessing the projects, the Company considered key characteristics of the technology as well as its future prospects, the rate technology changes in the industry, product life cycles, and the various projects’ stage of development.

The value of IPR&D was determined using the income approach method, which calculated the sum of the discounted future cash flows attributable to the projects once commercially viable using a 40% discount rate, which were derived from a weighted average cost of capital analysis and adjusted to reflect the stage of completion and the level of risks associated with the projects. The percentage of completion for each project was determined by identifying the research and development expenses invested in the project as a ratio of the total estimated development costs required to bring the project to technical and commercial feasibility. The following table summarizes certain information related to each project:

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

Pro Forma Financial Information (Unaudited)

Supplemental information on an unaudited pro forma basis, as if the acquisition of PowerLight was completed at the beginning of fiscal 2007, is as follows:

(In thousands, except per share amounts)	Year Ended December 30, 2007
Revenue	$777,104
Net income	7,094
Basic net income per share	0.09
Diluted net income per share	0.09

The unaudited pro forma supplemental information is based on estimates and assumptions, which the Company believes are reasonable. The unaudited pro forma supplemental information includes non-recurring in-process research and development charge of $9.6 million recorded in the first quarter ended April 1, 2007. The unaudited pro forma supplemental information prepared by management is not necessarily indicative of the consolidated financial position or results of operations in future periods or the results that actually would have been realized had the Company and PowerLight been a combined company during the specified periods.

Note 5. GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

The following table presents the changes in the carrying amount of goodwill under the Company's reportable business segments:

(In thousands)	Systems	Components	Total
As of December 30, 2007	$181,801	$2,883	$184,684
Goodwill arising from business combination	-	11,688	11,688
Adjustments	-	1,176	1,176
Translation adjustment	-	(828)	(828)
As of December 28, 2008	181,801	14,919	196,720
Goodwill arising from business combination	581	-	581
Translation adjustment	-	862	862
As of January 3, 2010	$182,382	$15,781	$198,163

The balance of goodwill within the Systems Segment increased $0.6 million in fiscal 2009 due to the Company’s acquisition of Tilt Solar, which represents the excess of the purchase price over the fair value of the underlying net tangible and other intangible assets of Tilt Solar. Changes to goodwill within the Components Segment during fiscal 2009 and 2008 resulted from the acquisitions of SunPower Italia and SunPower Australia. Approximately $11.7 million had been allocated to goodwill within the Components Segment during fiscal 2008, which represents the excess of the purchase price over the fair value of the underlying net tangible and other intangible assets of SunPower Italia and SunPower Australia. SunPower Italia is a Euro functional currency subsidiary and SunPower Australia is an Australian dollar functional currency subsidiary. Therefore, the Company records a translation adjustment for the revaluation of its subsidiaries’ goodwill and other intangible assets into U.S. dollar equivalents. The translation adjustment increased the balance of goodwill within the Components Segment by $0.9 million during the year ended January 3, 2010 and decreased the balance of goodwill within the Components Segment by $0.8 million during the year ended December 28, 2008. Also during fiscal 2008, the Company recorded an adjustment to increase goodwill within the Components Segment by $1.2 million to adjust the value of acquired investments and deferred tax liability.

Based on the impairment tests as of the third fiscal quarter ended September 27, 2009 for the fiscal year ended January 3, 2010, the Company determined there was no impairment (see Note 1).

Intangible Assets

The following tables present details of the Company's acquired other intangible assets:

		Accumulated
(In thousands)	Gross	Amortization	Net
As of January 3, 2010
Patents and purchased technology	$51,398	$(42,014)	$9,384
Purchased in-process research and development	1,000	-	1,000
Trade names	2,623	(2,212)	411
Customer relationships and other	28,616	(14,437)	14,179
	$83,637	$(58,663)	$24,974

As of December 28, 2008
Patents and purchased technology	$51,398	$(31,322)	$20,076
Trade names	2,501	(1,685)	816
Customer relationships and other	27,456	(8,858)	18,598
	$81,355	$(41,865)	$39,490

In connection with the acquisition of Tilt Solar in fiscal 2009, the Company recorded $1.5 million of other intangible assets. In connection with the acquisitions of SunPower Italia and SunPower Australia in fiscal 2008, the Company recorded $6.2 million of other intangible assets plus $0.5 million and less $1.0 million for translation adjustments in the years ended January 3, 2010 and December 28, 2008, respectively. All of the Company’s acquired other intangible assets are subject to amortization. Aggregate amortization expense for other intangible assets totaled $16.5 million, $16.8 million and $28.5 million in fiscal 2009, 2008 and 2007, respectively. As of January 3, 2010, the estimated future amortization expense related to other intangible assets is as follows (in thousands):

Year	Amount
2010	$15,423
2011	5,329
2012	4,116
2013	106
$24,974

Note 6. BALANCE SHEET COMPONENTS

	January 3,	December 28,
	2010	2008
(In thousands)		(As Restated)
Accounts receivable, net:
Accounts receivable, gross	$253,039	$196,316
Less: allowance for doubtful accounts	(2,298)	(1,863)
Less: allowance for sales returns	(1,908)	(231)
	$248,833	$194,222
Inventories:
Raw materials	$76,423	$95,092
Work-in-process	20,777	25,813
Finished goods	105,101	127,350
	$202,301	$248,255

Costs and estimated earnings in excess of billings on contracts in progress and billings in excess of costs and estimated earnings on contracts in progress consist of the following:

Costs and estimated earnings in excess of billings on contracts in progress	$26,062	$29,750
Billings in excess of costs and estimated earnings on contracts in progress	(17,346)	(15,634)
	$8,716	$14,116

Contracts in progress at year end:
Costs incurred to date	$1,473,464	$553,531
Estimated earnings to date	314,892	165,005
Contract revenue earned to date	1,788,356	718,536
Less: Billings to date, including earned incentive rebates	(1,779,640)	(704,420)
	$8,716	$14,116

Prepaid expenses and other current assets:
VAT receivables, current portion	$27,054	$26,489
Short-term deferred tax assets	5,920	10,301
Foreign currency derivatives	5,000	11,443
Income tax receivable	3,171	-
Other receivables (1)	43,531	35,587
Other prepaid expenses	19,766	17,915
	$104,442	$101,735

(1) Includes tolling agreements with suppliers in which the Company provides polysilicon required for silicon ingot manufacturing and procures the manufactured silicon ingots from the suppliers (see Notes 12 and 13).

Other long-term assets:
Investments in joint ventures	$39,820	$29,007
Note receivable (2)	10,000	10,000
Investments in non-public companies	4,560	3,059
VAT receivables, net of current portion	7,357	6,692
Long-term deferred tax assets	1,145	3,618
Other	28,698	16,740
	$91,580	$69,116

(2) In June 2008, the Company loaned $10.0 million to a third party private company pursuant to a three-year notes receivable that is convertible into equity at the Company’s option.

	January 3,	December 28,
	2010	2008
(In thousands)		(As Restated)
Accrued liabilities:
VAT payables	$15,219	$18,934
Income taxes payable	-	9,645
Short-term deferred tax liability	459	5,658
Foreign currency derivatives	27,354	45,791
Short-term warranty reserves	9,693	3,616
Employee compensation and employee benefits	18,161	19,018
Other	43,122	33,454
	$114,008	$136,116

Other long-term liabilities:
Long-term warranty reserves	36,782	24,446
Unrecognized tax benefits	13,660	13,470
Other	19,603	6,306
	$70,045	$44,222

Accumulated other comprehensive loss:
Cumulative translation adjustment	$(3,864)	$482
Net unrealized loss on derivatives and investments, net of tax benefit of $2.3 million and tax provision of $1.3 million as of January 3, 2010 and December 28, 2008, respectively	(13,493)	(26,093)
	$(17,357)	$(25,611)

Note 7. PROPERTY, PLANT AND EQUIPMENT, NET

	January 3,	December 28,
	2010	2008
(In thousands)		(As Restated)
Land and buildings	$17,409	$13,912
Leasehold improvements	197,524	148,190
Manufacturing equipment (1)	547,968	387,860
Computer equipment	34,835	18,658
Solar power systems	8,708	8,299
Furniture and fixtures	4,540	4,327
Construction-in-process (2)	57,305	142,894
	868,289	724,140
Less: accumulated depreciation (3)	(185,945)	(101,656)
	$682,344	$622,484

(1)
Certain manufacturing equipment associated with solar cell manufacturing lines located at one of the Company’s facilities in the Philippines is collateralized in favor of a third party lender. The Company provided security for advance payments received from a third party in fiscal 2008 totaling $40.0 million in the form of collateralized manufacturing equipment with a net book value of $35.8 million and $43.1 million as of January 3, 2010 and December 28, 2008, respectively (see Note 10).

(2)
Non-cash interest expense of $5.0 million, $8.9 million and $7.1 million was capitalized in fiscal 2009, 2008 and 2007, respectively. Cash interest expense of $2.2 million, $1.4 million and $1.7 million was capitalized in fiscal 2009, 2008 and 2007, respectively.

(3)	Total depreciation expense was $84.6 million, $54.5 million and $27.3 million in fiscal 2009, 2008 and 2007, respectively.

Note 8. INVESTMENTS

The Company’s investments are carried at fair value. Fair values are determined based on a hierarchy that prioritizes the inputs to valuation techniques by assigning the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities ("Level 1") and the lowest priority to unobservable inputs ("Level 3"). Level 2 measurements are inputs that are observable for assets or liabilities, either directly or indirectly, other than quoted prices included within Level 1.

Assets Measured at Fair Value on a Recurring Basis

The following tables present information about the Company’s investments in available-for-sale debt and equity securities that are measured at fair value on a recurring basis and indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value. Information about the Company’s foreign currency derivatives measured at fair value on a recurring basis is disclosed in Note 15. The Company does not have any nonfinancial assets or liabilities that are recognized or disclosed at fair value on a recurring basis in its consolidated financial statements.

	January 3, 2010
(In thousands)	Level 1	Level 2	Level 3	Total
Assets
Money market funds	$418,372	$-	$172	$418,544
Bank notes		101,085	-	101,085
	$418,372	$101,085	$172	$519,629

	December 28, 2008
(In thousands)	Level 1	Level 2	Level 3	Total
Assets
Money market funds	$227,190	$-	$7,185	$234,375
Bank notes	-	49,610	-	49,610
Corporate securities	-	9,994	23,577	33,571
	$227,190	$59,604	$30,762	$317,556

Available-for-sale securities utilizing Level 3 inputs to determine fair value are comprised of investments in money market funds totaling $0.2 million and $7.2 million as of January 3, 2010 and December 28, 2008, respectively, and auction rate securities totaling zero and $23.6 million as of January 3, 2010 and December 28, 2008, respectively.

Money Market Funds

Investments in money market funds utilizing Level 3 inputs consist of the Company’s investments in the Reserve Primary Fund and the Reserve International Liquidity Fund (collectively referred to as the "Reserve Funds"), which amounted to $0.2 million and $7.2 million as of January 3, 2010 and December 28, 2008, respectively. The net asset value per share for the Reserve Funds fell below $1.00 because the funds had investments in Lehman, which filed for bankruptcy on September 15, 2008. As a result of this event, the Reserve Funds wrote down their investments in Lehman to zero and also announced that the funds would be closed and distributed to holders. The Company has estimated its loss on the Reserve Funds to be approximately $2.2 million based on information publicly disclosed by the Reserve Funds relative to its holdings and remaining obligations. The Company recorded impairment charges of $1.2 million and $1.0 million in fiscal 2009 and 2008, respectively, in “Other, net” in its Consolidated Statements of Operations, thereby establishing a new cost basis for each fund. The Company’s other money market fund instruments are classified within Level 1 of the fair value hierarchy because they are valued using quoted prices for identical instruments in active markets.

Auction Rate Securities

As of January 3, 2010 and December 28, 2008, the Company held zero and $23.6 million, respectively, in auction rate securities. Such auction rate securities were primarily student loans, the majority of which were triple-A rated and substantially guaranteed by the U.S. government under the Federal Family Education Loan Program (“FFELP”). Historically, these securities have provided liquidity through a Dutch auction at pre-determined intervals every 7 to 49 days. At the end of each reset period, investors can continue to hold the securities or sell the securities at par through an auction process. The “stated” or “contractual” maturities for these securities generally are between 20 to 30 years. Beginning in February 2008, the auction rate securities market experienced a significant increase in the number of failed auctions, resulting from a lack of liquidity, which occurs when sell orders exceed buy orders, and does not necessarily signify a default by the issuer.

All auction rate securities then held by the Company had failed to clear at auctions in subsequent periods. For failed auctions, the Company continued to earn interest on these investments at the contractual rate. Auction rate securities held were classified as “Long-term investments” in the Consolidated Balance Sheet, because they were not expected to be used to fund current operations and such classification was consistent with the stated contractual maturities of the securities. The Company sold all of its remaining auction rate securities to third parties outside of the auction process during fiscal 2009.

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

As of December 28, 2008, the Company estimated that auction rate securities with a stated par value of $26.1 million would be valued at approximately 91% of their stated par value, or $23.6 million, representing a decline in value of approximately $2.5 million. Due to one auction rate security’s downgrade from a triple-A rating to a Baa1 rating, the length of time that had passed since the auctions failed and the ongoing uncertainties regarding future access to liquidity, the Company determined the impairment was other-than-temporary and recorded impairment losses of $0.8 million and $2.5 million in fiscal 2009 and 2008, respectively, in “Other, net” in its Consolidated Statements of Operations.

The following table provides a summary of changes in fair value of the Company’s available-for-sale securities utilizing Level 3 inputs for the year ended January 3, 2010:

	Money Market	Auction Rate
(In thousands)	Funds	Securities
Balance as of December 28, 2008	$7,185	$23,577
Sales and distributions (1)	(5,775)	(22,818)
Impairment loss recorded in “Other, net”	(1,238)	(759)
Balance as of January 3, 2010 (2)	$172	$-

(1)
In fiscal 2009, the Company sold auction rate securities with a carrying value of $22.8 million for $23.3 million to third parties outside of the auction process and received distributions of $5.8 million from the Reserve Funds.

(2)	On January 29, 2010, the Company received distributions of $1.6 million from the Reserve Funds.

The following table provides a summary of changes in fair value of the Company’s available-for-sale securities utilizing Level 3 inputs for the year ended December 28, 2008:

	Money Market	Auction Rate
(In thousands)	Funds	Securities
Balance as of December 31, 2007	$-	$-
Transfers from Level 1 to Level 3	26,677	-
Transfers from Level 2 to Level 3	-	29,050
Purchases	-	10,000
Sales and distributions (1)	(18,498)	(13,000)
Impairment loss recorded in “Other, net”	(994)	(2,473)
Balance as of December 28, 2008	$7,185	$23,577

(1)
In fiscal 2008, the Company sold auction rate securities with a carrying value of $12.5 million for their stated par value of $13.0 million to the issuer of the securities outside of the auction process and received distributions of $18.5 million from the Reserve Funds.

The following table summarizes unrealized gains and losses by major security type designated as available-for-sale:

	January 3, 2010				December 28, 2008
		Unrealized				Unrealized
		Gross	Gross	Fair		Gross	Gross	Fair
(In thousands)	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
Money market funds	$418,544	$-	$-	$418,544	$234,375	$-	$-	$234,375
Bank notes	101,085	-	-	101,085	49,610	-	-	49,610
Corporate securities	-	-	-	-	33,579	2	(10)	33,571
	$519,629	$-	$-	$519,629	$317,564	$2	$(10)	$317,556

The classification of available-for-sale securities and cash deposits is as follows:

	January 3, 2010			December 28, 2008
	Available-	Cash		Available-	Cash
(In thousands)	For- Sale	Deposits	Total	For- Sale	Deposits	Total
Cash and cash equivalents	$325,906	$289,973	$615,879	$101,523	$100,808	$202,331
Short-term restricted cash (1)	61,868	-	61,868	13,240	-	13,240
Short-term investments	172	-	172	17,179	-	17,179
Long-term restricted cash (1, 2)	131,683	117,107	248,790	162,037	-	162,037
Long-term investments	-		-	23,577	-	23,577
	$519,629	$407,080	$926,709	$317,556	$100,808	$418,364

(1)	Includes cash collateralized bank standby letters of credit the Company provided to support advance payments received from customers.
(2)
Includes cash obtained under the Company’s facility agreement with the Malaysian Government to finance the construction of FAB3 in Malaysia and cash held in an escrow account in support for advance payments.

The contractual maturities of available-for-sale securities are as follows:
	January 3,	December 28,
(In thousands)	2010	2008 (1)
Due in less than one year	$519,629	$293,979
Due from one to twenty years	-	23,577
	$519,629	$317,556

Assets Measured at Fair Value on a Non-Recurring Basis

The Company holds minority investments comprised of common and preferred stock in certain non-public companies. The Company monitors these minority investments for impairment, which are included in other long-term assets in its Consolidated Balance Sheets and records reductions in the carrying values when necessary. Circumstances that indicate an other-than-temporary decline include valuation ascribed to the issuing company in subsequent financing rounds, decreases in quoted market price and declines in operations of the issuer. As of January 3, 2010 and December 28, 2008, the Company had $39.8 million and $29.0 million, respectively, in investments in joint ventures accounted for under the equity method and $4.6 million and $3.1 million, respectively, in investments accounted for under the cost method (see Note 13). In fiscal 2008, the Company recorded an other-than-temporary impairment charge of $1.9 million on a non-publicly traded investment accounted for using the cost method, due to the deterioration of the credit market and economic environment.

The following table provides a summary of changes in fair value of the Company’s investments in joint ventures and other non-public companies during fiscal 2009 and 2008, all of which utilize Level 3 inputs under the fair value hierarchy:

	Common and Preferred Stock
	January 3,	December 28,
(In thousands)	2010	2008
Balance at the beginning of the period	$32,066	$5,304
Purchases and investments	2,404	14,625
Payments	(19)	-
Impairment loss recorded in “Other, net”	-	(1,940)
Equity in earnings of unconsolidated investees	9,454	14,077
Balance at the end of the period	$43,905	$32,066

Note 9. ADVANCES TO SUPPLIERS

The Company has entered into agreements with various polysilicon, ingot, wafer, solar cell and solar panel vendors that specify future quantities and pricing of products to be supplied by the vendors for periods up to 11 years. Certain agreements also provide for penalties or forfeiture of advanced deposits in the event the Company terminates the arrangements (see Note 12). Under certain agreements, the Company is required to make prepayments to the vendors over the terms of the arrangements. During fiscal 2009, 2008 and 2007, the Company paid advances totaling $74.0 million, $52.9 million and $94.3 million, respectively, in accordance with the terms of existing supply agreements. As of January 3, 2010 and December 28, 2008, advances to suppliers totaled $190.6 million and $162.6 million, respectively, the current portion of which is $22.8 million and $43.2 million, respectively. Three suppliers accounted for 76%, 15% and 3% of total advances to suppliers as of January 3, 2010, and 57%, 19% and 18% as of December 28, 2008.

The Company’s future prepayment obligations related to these agreements with suppliers as of January 3, 2010 are as follows (in thousands):

Year	Amount
2010	$198,581
2011	129,564
2012	72,694
$400,839

Note 10. CUSTOMER ADVANCES

From time to time, the Company enters into agreements where customers make advances for future purchases of solar power products. In general, the Company pays no interest on the advances and applies the advances as shipments of products occur.

In August 2007, the Company entered into an agreement with a third party to supply polysilicon. Under the polysilicon agreement, the Company received advances of $40.0 million in each of fiscal 2008 and 2007 from this third party. Commencing in fiscal 2010 and continuing through 2019, these advance payments are to be applied as a credit against the third party’s polysilicon purchases from the Company. Such polysilicon is expected to be used by the third party to manufacture ingots, and potentially wafers, which are to be sold to the Company under an ingot supply agreement. As of January 3, 2010, the outstanding advance was $80.0 million of which $8.0 million had been classified in short-term customer advances and $72.0 million in long-term customer advances in the accompanying Consolidated Balance Sheets, based on projected product shipment dates. As of December 28, 2008, the outstanding advance of $80.0 million was classified in long-term customer advances. The Company provided security for advances of $80.0 million in the form of collateralized manufacturing equipment with a net book value of $35.8 million and $43.1 million as of January 3, 2010 and December 28, 2008, respectively. The Company also had $40.0 million and $20.0 million of letters of credit issued by Wells Fargo under the uncollateralized letter of credit subfeature as of January 3, 2010 and December 28, 2008, respectively, and $4.2 million and $20.0 million held in an escrow account as of January 3, 2010 and December 28, 2008, respectively (see Notes 1, 7 and 14).

In April 2005, the Company entered into an agreement with one of its customers to supply solar cells. As part of this agreement, the customer agreed to fund 30.0 million Euros (approximately $35.5 million based on the exchange rate as of January 1, 2006) for the expansion of the Company’s manufacturing capacity to support this customer’s solar cell product demand. Beginning on January 1, 2006, the Company was obligated to pay interest at a rate of 5.7% per annum on the remaining unpaid balance. The Company’s settlement of principal on the advance was recognized over product deliveries at a specified rate on a per-unit-of-product-delivered basis through fiscal 2009. This customer’s remaining outstanding advance was zero as of January 3, 2010. As of December 28, 2008, this customer’s remaining outstanding advance was 12.5 million Euros (approximately $17.5 million based on the exchange rate as of December 28, 2008) of which $8.4 million and $9.1 million had been classified in short-term and long-term customer advances, respectively. The Company utilized all funds advanced by this customer towards expansion of the Company’s manufacturing capacity.

The Company has also entered into other agreements with customers who have made advance payments for solar power products. These advances will be applied as shipments of product occur. As of January 3, 2010 and December 28, 2008, such customers had made advances of $12.1 million and $12.9 million, respectively, in the aggregate.

The estimated utilization of advances from customers as of January 3, 2010 is as follows (in thousands):

Year	Amount
2010	$19,832
2011	8,288
2012	8,000
2013	8,000
2014	8,000
Thereafter	40,000
$92,120

Note 11. RESTRUCTURING COSTS

In response to deteriorating economic conditions, the Company reduced its global workforce of regular employees by approximately 80 positions during the first half of fiscal 2009 in order to reduce its annual operating expenses. The restructuring actions included payments of $1.7 million in fiscal 2009 for severance, benefits and related costs.

A summary of the payments in the Consolidated Statement of Operations resulting from workforce reductions during fiscal 2009 is as follows (in thousands):

Cost of systems revenue	$259
Cost of components revenue	49
Research and development	130
Sales, general and administrative	1,244
$1,682

Note 12. COMMITMENTS AND CONTINGENCIES

Operating Lease Commitments

On June 29, 2009, the Company signed a commercial project financing agreement with Wells Fargo to fund up to $100 million of commercial-scale solar system projects through May 31, 2010. Pursuant to the financing agreement, the Company designs and builds the systems, and upon completion of each system, sell the systems to Wells Fargo, who in turn, leases back the systems to the Company. Separately, the Company enters into power purchase agreements with end customers, who host the systems and buy the electricity directly from the Company.

In December 2009, the Company sold two solar system projects to Wells Fargo. Concurrent with the sale, the Company entered into agreements to lease the systems back from Wells Fargo over minimum lease terms of 20 years. Each system has a separate lease and was separately evaluated under lease accounting guidance. The leases call for an initial term of 20 years, and at the end of the lease term, the Company has the option to purchase the system at fair value, renew the lease, or remove the system. If the system host elects to extend the agreement past 20 years, the Company is obligated to purchase the system from Wells Fargo at its then fair value. The Company classified the two systems as operating leases in accordance with accounting guidance and considers the leases as normal leasebacks. The deferred profit on the sale of the systems is being recognized over the minimum term of the leases as a reduction of rent expense.

The Company leases its San Jose, California facility under a non-cancelable operating lease from Cypress, which expires in April 2011. In addition, the Company leases its Richmond, California facility under a non-cancelable operating lease from an unaffiliated third party, which expires in September 2018. The Company also has various lease arrangements, including for its European headquarters located in Geneva, Switzerland under a lease that expires in September 2012, as well as sales and support offices in Southern California, New Jersey, Oregon, Australia, Canada, France, Germany, Italy, Spain and South Korea, all of which are leased from unaffiliated third parties. Future minimum obligations under all non-cancelable operating leases as of January 3, 2010 are as follows (in thousands):

Year	Amount
2010	$9,519
2011	5,922
2012	4,936
2013	4,581
2014	3,935
Thereafter	20,011
$48,904

Rent expense was $8.3 million, $6.9 million and $3.3 million in fiscal 2009, 2008 and 2007, respectively.

Purchase Commitments

The Company purchases raw materials for inventory, construction services and manufacturing equipment from a variety of vendors. During the normal course of business, in order to manage manufacturing lead times and help assure adequate supply, the Company enters into agreements with contract manufacturers and suppliers that either allow them to procure goods and services based on specifications defined by the Company, or that establish parameters defining the Company’s requirements. In certain instances, these agreements allow the Company the option to cancel, reschedule or adjust the Company’s requirements based on its business needs prior to firm orders being placed. Consequently, only a portion of the Company’s disclosed purchase commitments arising from these agreements are firm, non-cancelable and unconditional commitments.

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

As of January 3, 2010, total obligations related to non-cancelable purchase orders totaled approximately $220.3 million and long-term supply agreements totaled approximately $6,428.4 million. Future purchase obligations under non-cancelable purchase orders and long-term supply agreements as of January 3, 2010 are as follows (in thousands):

Year	Amount
2010	$937,222
2011	719,430
2012	673,945
2013	668,587
2014	843,122
Thereafter	2,806,412
$6,648,718

Total future purchase commitments of $6,648.7 million as of January 3, 2010 included tolling agreements with suppliers in which the Company provides polysilicon required for silicon ingot manufacturing and procures the manufactured silicon ingots from the supplier. Annual future purchase commitments in the table above are calculated using the gross price paid by the Company for silicon ingots and are not reduced by the price paid by suppliers for polysilicon. Total future purchase commitments as of January 3, 2010 would be reduced by $1,844.7 million to $4,804.0 million had the Company’s obligations under such tolling agreements been disclosed using net cash outflows.

Product Warranties

The Company generally warrants or guarantees the performance of the solar panels that it manufactures at certain levels of power output for 25 years. In addition, the Company passes through to customers long-term warranties from the OEMs of certain system components. Warranties of 25 years from solar panels suppliers are standard in the solar industry, while inverters typically carry warranty periods ranging from 5 to 10 years. In addition, the Company generally warrants its workmanship on installed systems for a period of 2, 5 or 10 years. The Company maintains reserves to cover the expected costs that could result from these warranties. The Company’s expected costs are generally in the form of product replacement or repair. Warranty reserves are based on the Company’s best estimate of such costs and are recognized as a cost of revenue. The Company continuously monitors product returns for warranty failures and maintains a reserve for the related warranty expenses based on various factors including historical warranty claims, results of accelerated lab testing, field monitoring, vendor reliability estimates, and data on industry averages for similar products. Historically, warranty costs have been within management’s expectations.

Provisions for warranty reserves charged to cost of revenue were $22.0 million, $14.2 million and $10.8 million during fiscal 2009, 2008 and 2007, respectively. The increase in accruals for warranties issued during fiscal 2009, 2008 and 2007 year-over-year is primarily the result of the increase in components revenue year-over-year. Activity within accrued warranty for fiscal 2009, 2008 and 2007 is summarized as follows (in thousands):

	January 3,	December 28,	December 30,
	2010	2008	2007
Balance at the beginning of the period	$28,062	$17,194	$3,446
PowerLight accrued balance at date of acquisition	-	-	6,542
Accruals for warranties issued during the period	22,029	14,207	10,771
Settlements made during the period	(3,616)	(3,339)	(3,565)
Balance at the end of the period	$46,475	$28,062	$17,194

The accrued warranty balance as of January 3, 2010 and December 28, 2008 includes $36.8 million and $24.4 million, respectively, of accrued costs primarily related to servicing the Company’s obligations under long-term maintenance contracts entered into under the Systems Segment and such balances are included in “Other long-term liabilities” in the Consolidated Balance Sheets.

System Put-Rights

EPC projects often require the Systems Segment to undertake customer obligations including: (i) system output performance guarantees; (ii) system maintenance; (iii) penalty payments or customer termination rights if the system the Company is constructing is not commissioned within specified timeframes or other construction milestones are not achieved; (iv) guarantees of certain minimum residual value of the system at specified future dates; and (v) system put-rights whereby the Company could be required to buy-back a customer’s system at fair value on specified future dates if certain minimum performance thresholds are not met. To date, no such repurchase obligations have been required.

Uncertain Tax Positions

Total liabilities associated with uncertain tax positions were $13.7 million and $13.5 million as of January 3, 2010 and December 28, 2008, respectively, and are included in "Other long-term liabilities" in the Company’s Consolidated Balance Sheets as they are not expected to be paid within the next twelve months. Due to the complexity and uncertainty associated with its tax positions, the Company cannot make a reasonably reliable estimate of the period in which cash settlement will be made for its liabilities associated with uncertain tax positions in other long-term liabilities (see Note 16).

The Company finalized a foreign tax audit during fiscal 2009 which decreased the Company’s total liabilities associated with uncertain tax positions.

Royalty Obligations

As of January 10, 2007, the Company assumed certain royalty obligations related to existing agreements entered into by PowerLight before the date of acquisition. In September 2002, PowerLight entered into a Technology Assignment and Services Agreement and other ancillary agreements, subsequently amended in December 2005, with Jefferson Shingleton and MaxTracker Services, LLC, a New York limited liability company controlled by Mr. Shingleton. Under the agreements, the PowerTracker®, now referred to as SunPower® Tracker, was acquired through an assignment and acquisition of the patents associated with the product from Mr. Shingleton and the Company is obligated to pay Mr. Shingleton royalties on the tracker systems that it sells. In addition, several of the Systems Segment’s government awards require the Company to pay royalties based on specified formulas related to sales of products developed or enhanced from such government awards. The Company incurred royalty expense totaling $0.9 million, $1.5 million and $2.6 million in fiscal 2009, 2008 and 2007, respectively, which were charged to cost of systems revenue. As of January 3, 2010 and December 28, 2008, the Company’s royalty liabilities totaled $0.5 million and $0.6 million, respectively.

Indemnifications

The Company is a party to a variety of agreements pursuant to which it may be obligated to indemnify the other party with respect to certain matters. Typically, these obligations arise in connection with contracts and license agreements or the sale of assets, under which the Company customarily agrees to hold the other party harmless against losses arising from a breach of warranties, representations and covenants related to such matters as title to assets sold, negligent acts, damage to property, validity of certain intellectual property rights, non-infringement of third party rights and certain tax related matters. In each of these circumstances, payment by the Company is typically subject to the other party making a claim to the Company pursuant to the procedures specified in the particular contract. These procedures usually allow the Company to challenge the other party’s claims or, in case of breach of intellectual property representations or covenants, to control the defense or settlement of any third party claims brought against the other party. Further, the Company’s obligations under these agreements may be limited in terms of activity (typically to replace or correct the products or terminate the agreement with a refund to the other party), duration and/or amounts. In some instances, the Company may have recourse against third parties and/or insurance covering certain payments made by the Company.

For up to two years (or possibly longer) after the date of Cypress’s distribution of the Company’s class B common stock on September 29, 2008, the Company cannot issue 85.8 million or more shares of its class A common stock or participate in one or more transactions (excluding the distribution itself) in which 42 million or more shares of its then-existing class A common stock were acquired, if any such transaction(s) are in connection with a plan or series of related transactions that includes the distribution. If the Company were to participate in such a transaction, and thereby triggered tax to Cypress on the distribution, then assuming that Cypress distributed 42 million shares, Cypress’s top marginal income tax rate was 40% for federal and state income tax purposes, the fair market value of the class B common stock was $21.00 per share, and Cypress’s tax basis in such stock was $5.00 per share on the date of the distribution, the Company’s liability under its indemnification obligation to Cypress would be approximately $268.8 million.

Legal Matters

Audit Committee Investigation and Related Litigation

In November 2009, the Audit Committee of the Company’s Board of Directors initiated an independent investigation, which was recently completed, regarding certain accounting entries. See Note 2 for information regarding the Audit Committee’s investigation and the restatement adjustments.

Three securities class action lawsuits were filed against the Company and certain of its current and former officers in the United States District Court for the Northern District of California on behalf of a class consisting of those who acquired the Company's securities from April 17, 2008, through November 16, 2009. The cases are captioned Plichta v. SunPower Corp. et al., Case No. CV-09-5473-RS (N.D. Cal.) (filed November 18, 2009); Cao v. SunPower Corp. et al., Case No. CV-09-5488-RS (N.D. Cal.) (filed November 18, 2009); and Parrish v. SunPower Corp. et al., Case No. C-09-05520-RS (N.D. Cal.) (filed November 20, 2009). The Cao lawsuit also includes the Company’s independent registered public accounting firm, PricewaterhouseCoopers LLP, as a defendant. The actions arise from the Audit Committee’s investigation announcement on November 16, 2009. The complaints allege that the defendants made material misstatements and omissions concerning the Company’s financial results for 2008 and 2009, seek an unspecified amount of damages, and allege violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. The cases were consolidated as Case No. CV-09-5473, and lead plaintiff and lead counsel were appointed, on March 5, 2010. The Company believes it has meritorious defenses to these allegations and will vigorously defend itself in these matters. The Company is currently unable to determine if the resolution of these matters will have an adverse effect on the Company’s financial position, liquidity or results of operations.

Derivative actions purporting to be brought on the Company’s behalf have also been filed in state and federal courts against several of the Company’s current and former officers and directors based on the same events alleged in the securities class action lawsuits described above. The California state derivative complaints, captioned Bonna v. Werner et al., Case No. 1-09-CV-158522 (Santa Clara Sup. Ct.) (filed December 1, 2009), Sutherland v. Werner et al., Case No. 1-09-CV-159022 (Santa Clara Sup. Ct.) (filed December 9, 2009), and Barker v. Rodgers et al., Case No. 1-10-CV-161238 (Santa Clara Sup. Ct.) (filed January 11, 2010), assert state-law claims for breach of fiduciary duty, abuse of control, unjust enrichment, gross mismanagement, and waste of corporate assets. The federal derivative complaints, captioned Logan v. Werner et al., Case No. C-09-05731-RS (N.D. Cal.) (filed December 4, 2009) and Clarke v. Werner et al., Case No. CV-09-5925-RS (N.D. Cal.) (filed December 17, 2009), assert state-law claims for breach of fiduciary duty, waste of corporate assets, and unjust enrichment. The complaints seek an unspecified amount of damages. The Company intends to oppose the derivative plaintiffs’ efforts to pursue this litigation on the Company’s behalf. The Company is currently unable to determine if the resolution of these matters will have an adverse effect on the Company’s financial position, liquidity or results of operations.

The Company is also a party to various other litigation matters and claims that arise from time to time in the ordinary course of its business. While the Company believes that the ultimate outcome of such matters will not have a material adverse effect on the Company, their outcomes are not determinable and negative outcomes may adversely affect the Company’s financial position, liquidity or results of operations.

Note 13. JOINT VENTURES

Woongjin Energy Co., Ltd (“Woongjin Energy”)

The Company and Woongjin Coway Co., Ltd. (“Woongjin”) formed Woongjin Energy in fiscal 2006, a joint venture to manufacture monocrystalline silicon ingots in Korea. The Company and Woongjin have funded the joint venture through capital investments. In addition, Woongjin Energy obtained a $33.0 million loan originally guaranteed by Woongjin. Until Woongjin Energy engages in an IPO, it is required to refrain from declaring or making any distributions, including dividends, unless its debt-to-equity ratio immediately following such distribution would not be greater than 200%. The Company supplies polysilicon, services and technical support required for silicon ingot manufacturing to the joint venture. Once manufactured, the Company purchases the silicon ingots from the joint venture under a nine-year agreement through 2016. Woongjin Energy began manufacturing in the third quarter of fiscal 2007. As of January 3, 2010 and December 28, 2008, $19.3 million and $15.1 million, respectively, remained due and receivable from Woongjin Energy related to the polysilicon the Company supplied to the joint venture for silicon ingot manufacturing. Payments to Woongjin Energy for manufactured silicon ingots totaled $152.3 million, $52.7 million and $2.3 million in fiscal 2009, 2008 and 2007, respectively. As of January 3, 2010 and December 28, 2008, $29.2 million and $22.5 million, respectively, remained due and payable to Woongjin Energy related to the purchase of manufactured silicon ingots.

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

As of January 3, 2010 and December 28, 2008, the Company had a $33.8 million and $24.0 million, respectively, investment in the joint venture in its Consolidated Balance Sheets which represented a 42.1% equity investment. The Company periodically evaluates the qualitative and quantitative attributes of its relationship with Woongjin Energy to determine whether the Company is the primary beneficiary of the joint venture and needs to consolidate Woongjin Energy’s results into the Company’s financial statements. The Company has concluded that it is not the primary beneficiary of the joint venture since, although the Company and Woongjin Holdings are considered related parties for purposes of the primary beneficiary determination, the Company is not the entity most closely associated with the venture. In reaching this determination, the Company considered the significant control exercised by Woongjin Holdings over the venture's Board of Directors, management and daily operations exercised, Woongjin Holdings guarantee of the venture's debt, as well as the relative strategic importance of the venture to both parties.

The Company accounts for its investment in Woongjin Energy using the equity method of accounting in which the investment is classified as “Other long-term assets” in the Consolidated Balance Sheets and the Company’s share of Woongjin Energy’s income totaling $9.8 million and $14.2 million in fiscal 2009 and 2008, respectively, and share of Woongjin Energy’s losses totaling $0.3 million in fiscal 2007, is included in “Equity in earnings of unconsolidated investees” in the Consolidated Statements of Operations. The amount of equity earnings decreased in fiscal 2009 as compared to 2008 due to a $6.3 million foreign currency translation gain recognized in fiscal 2008 related to the strengthening of the U.S. dollar versus the Korean Won, partially offset by: (i) increases in production since Woongjin Energy began manufacturing in the third quarter of fiscal 2007; (ii) the increase in the Company’s equity investment from 19.9% to 28.8% beginning in January 2008 as a result of the Company investing an additional $5.4 million in the joint venture; and (iii) the increase in the Company’s equity investment from 28.8% to 42.1% beginning in August 2008 as a result of the Company converting a $3.3 million convertible note into equity of Woongjin Energy. Neither party has contractual obligations to provide any additional funding to the joint venture. The Company’s maximum exposure to loss as a result of its involvement with Woongjin Energy is limited to the carrying value of its investment.

The Company conducted other related-party transactions with Woongjin Energy during fiscal 2008 and 2007. The Company recognized zero, $5.6 million and $5.8 million in components revenue during fiscal 2009, 2008 and 2007, respectively, related to the sale of solar panels to Woongjin Energy. As of January 3, 2010 and December 28, 2008, zero and $0.8 million, respectively, remained due and receivable from Woongjin Energy related to the sale of these solar panels.

Summarized financial information adjusted to conform to U.S. GAAP for Woongjin Energy, as it qualifies as a “significant investee” of the Company as defined in SEC Regulation S-X Rule 4-08(g), as of and for the years ended January 3, 2010 and December 28, 2008 is as follows:

Balance Sheets
	January 3,	December 28,
(In thousands)	2010	2008
Assets
Current assets	$73,976	$47,338
Noncurrent assets	116,720	106,671
Total assets	$190,696	$154,009
Liabilities
Current liabilities	$38,719	$31,067
Noncurrent liabilities	75,627	61,527
Total liabilities	$114,346	$92,594

Statement of Operations
	January 3,	December 28,
(In thousands)	2010	2008
Revenues	$91,257	$60,624
Cost of sales	42,262	23,568
Gross profit	48,995	37,056
Operating income	43,978	32,887
Net income	21,094	44,919

Summarized financial information for Woongjin Energy during prior periods was not material to the Company’s results of operations.

First Philec Solar Corporation (“First Philec Solar”)

The Company and First Philippine Electric Corporation (“First Philec”) formed First Philec Solar in fiscal 2007, a joint venture to provide wafer slicing services of silicon ingots to the Company. The Company and First Philec have funded the joint venture through capital investments. In fiscal 2009, 2008 and 2007, the Company invested $0.9 million, $4.2 million and $0.9 million, respectively, in the joint venture. The Company supplies to the joint venture silicon ingots and technology required for slicing silicon. Once manufactured, the Company purchases the completed silicon wafers from the joint venture under a five-year wafering supply and sales agreement through 2013. This joint venture is located in the Philippines and became operational in the second quarter of fiscal 2008. As of January 3, 2010 and December 28, 2008, $1.3 million and $4.8 million, respectively, remained due and receivable from First Philec Solar related to the silicon ingots the Company supplied to the joint venture for wafer slicing. Payments to First Philec Solar for wafer slicing services of silicon ingots totaled $48.5 million and $8.5 million during fiscal 2009 and 2008, respectively. As of January 3, 2010 and December 28, 2008, $3.1 million and $1.9 million, respectively, remained due and payable to First Philec Solar related to the purchase of silicon wafers.

As of January 3, 2010 and December 28, 2008, the Company had a $6.0 million and $5.0 million, respectively, investment in the joint venture in its Consolidated Balance Sheets which represented a 20% and 19%, respectively, equity investment. The Company periodically evaluates the qualitative and quantitative attributes of its relationship with First Philec Solar to determine whether the Company is the primary beneficiary of the joint venture and needs to consolidate First Philec Solar’s results into the Company’s financial statements. The Company has concluded that it is not the primary beneficiary of the joint venture since, although the Company and First Philec are considered related parties for purposes of the primary beneficiary determination, the Company is not the entity most closely associated with the venture. In reaching this determination, the Company considered the significant control exercised by First Philec over the venture's Board of Directors, management and daily operations exercised, as well as the relative strategic importance of the venture to both parties.

The Company accounts for this investment using the equity method of accounting since the Company is able to exercise significant influence over First Philec Solar due to its board positions. The Company’s investment is classified as “Other long-term assets” in the Consolidated Balance Sheets and the Company’s share of First Philec Solar’s income of $0.1 million and losses of $0.1 million during fiscal 2009 and 2008, respectively, is included in “Equity in earnings of unconsolidated investees” in the Consolidated Statements of Operations. The Company’s maximum exposure to loss as a result of its involvement with First Philec Solar is limited to the carrying value of its investment.

NorSun

In January 2008, the Company entered into an Option Agreement with NorSun, a manufacturer of silicon ingots and wafers, pursuant to which the Company will deliver cash advance payments to NorSun for the purchase of polysilicon under a long-term polysilicon supply agreement. The Company paid a cash advance of $5.0 million to NorSun during fiscal 2009 and paid a cash advance totaling $16.0 million to an escrow account as of both January 3, 2010 and December 28, 2008 in support for NorSun’s right to future advance payments. Under the terms of the Option Agreement, the Company may exercise a call option and apply the advance payments to purchase half, subject to certain adjustments, of NorSun’s 50% equity interest in a joint venture being constructed to manufacture polysilicon in Saudi Arabia. The Company may exercise its option at any time until six months following the commercial operation of the Saudi Arabian polysilicon manufacturing facility. The Option Agreement also provides NorSun an option to put half, subject to certain adjustments, of its 50% equity interest in the joint venture to the Company. NorSun’s option is exercisable through six months following commercial operation of the polysilicon manufacturing facility. The Company accounted for the put and call options as one instrument, which were measured at fair value at each reporting period. The changes in the fair value of the combined option are recorded in “Other, net” in the Consolidated Statements of Operations. The fair value of the combined option at January 3, 2010 and December 28, 2008 was not material.

Note 14. DEBT AND CREDIT SOURCES

The following table summarizes the Company’s outstanding debt as of January 3, 2010 and their related maturity dates:

		Payment Due by Period
	Face						Beyond
(In thousands)	Value	2010	2011	2012	2013	2014	2014
Convertible debt:
4.75% debentures	$230,000	$-	$-	$-	$-	$230,000	$-
1.25% debentures	198,608	-	-	198,608	-	-	-
0.75% debentures	143,883	143,883	-	-	-	-	-
Debt facility agreement	218,953	-	-	-	-	-	218,953
Term loan	30,000	11,250	15,000	3,750	-	-	-
	$821,444	$155,133	$15,000	$202,358	$-	$230,000	$218,953

Convertible Debentures

The following table summarizes the Company’s outstanding convertible debt:

	January 3, 2010			December 28, 2008
	Carrying	Face	Fair	Carrying	Face	Fair
(In thousands)	Value	Value	Value (1)	Value	Value	Value (1)
4.75% debentures	$230,000	$230,000	$270,250	$-	$-	$-
1.25% debentures	168,606	198,608	172,789	156,350	198,608	143,991
0.75% debentures	137,968	143,883	139,746	200,823	225,000	166,747
	$536,574	$572,491	$582,785	$357,173	$423,608	$310,738

 (1)             The fair value of the convertible debt was determined based on quoted market prices as reported by an independent pricing source.

In May 2009, the Company issued $230.0 million in principal amount of its 4.75% senior convertible debentures and received net proceeds of $225.0 million, before payment of the net cost of the call spread overlay described below. Interest on the 4.75% debentures is payable on April 15 and October 15 of each year, which commenced October 15, 2009. Holders of the 4.75% debentures are able to exercise their right to convert the debentures at any time into shares of the Company’s class A common stock at a conversion price equal to $26.40 per share. The applicable conversion rate may adjust in certain circumstances, including upon a fundamental change, as defined in the indenture governing the 4.75% debentures. If not earlier converted, the 4.75% debentures mature on April 15, 2014. Holders may also require the Company to repurchase all or a portion of their 4.75% debentures upon a fundamental change at a cash repurchase price equal to 100% of the principal amount plus accrued and unpaid interest. In the event of certain events of default, such as the Company’s failure to make certain payments or perform or observe certain obligations there under, Wells Fargo, the trustee, or holders of a specified amount of then-outstanding 4.75% debentures will have the right to declare all amounts then outstanding due and payable.

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

In July 2007, the Company issued $225.0 million in principal amount of its 0.75% senior convertible debentures and received net proceeds of $220.1 million. Interest on the 0.75% debentures is payable on February 1 and August 1 of each year, which commenced February 1, 2008. The 0.75% debentures mature on August 1, 2027. Holders may require the Company to repurchase all or a portion of their 0.75% debentures on each of August 1, 2010, August 1, 2015, August 1, 2020 and August 1, 2025, or if the Company is involved in certain types of corporate transactions constituting a fundamental change, as defined in the indenture governing the 0.75% debentures. In addition, the Company may redeem some or all of the 0.75% debentures on or after August 1, 2010. The 0.75% debentures were reclassified as short-term liabilities in the Company’s Consolidated Balance Sheet as of January 3, 2010 due to the ability of the holders to require the Company to repurchase its 0.75% debentures commencing on August 1, 2010. The 0.75% debentures are convertible, subject to certain conditions, into cash up to the lesser of the principal amount or the conversion value. If the conversion value is greater than $1,000, then the excess conversion value will be convertible into cash, class A common stock or a combination of cash and class A common stock, at the Company’s election. The initial effective conversion price of the 0.75% debentures is approximately $82.24 per share and is subject to customary adjustments in certain circumstances.

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

If the closing price of the Company’s class A common stock equals or exceeds 125% of the initial effective conversion price governing the 1.25% debentures and/or 0.75% debentures for 20 out of 30 consecutive trading days in the last month of the fiscal quarter then holders of the 1.25% debentures and/or 0.75% debentures have the right to convert the debentures any day in the following fiscal quarter. For the quarter ended September 28, 2008, the closing price of the Company’s class A common stock equaled or exceeded 125% of the $56.75 per share initial effective conversion price governing the 1.25% debentures for 20 out of 30 consecutive trading days ending on September 28, 2008; thus holders of the 1.25% debentures were able to exercise their right to convert the debentures any day during the fourth quarter in fiscal 2008. As of December 28, 2008, the Company received notices for the conversion of approximately $1.4 million in principal amount of the 1.25% debentures which the Company settled for approximately $1.2 million in cash and 1,000 shares of class A common stock.

Because the closing price of the Company’s class A common stock on at least 20 of the last 30 trading days during the fiscal quarters ending January 3, 2010 and December 28, 2008 did not equal or exceed $70.94, or 125% of the applicable conversion price for its 1.25% debentures, and $102.80, or 125% of the applicable conversion price for its 0.75% debentures, holders of the 1.25% debentures and 0.75% debentures are unable to exercise their right to convert the debentures, based on the market price conversion trigger, on any day in the first quarter of fiscal 2010 and 2009. Accordingly, the Company classified its 1.25% debentures as long-term in its Consolidated Balance Sheets as of January 3, 2010 and the 1.25% debentures and 0.75% debentures as long-term debt as of December 28, 2008. This test is repeated each fiscal quarter, therefore, if the market price conversion trigger is satisfied in a subsequent quarter, the 1.25% debentures may again be reclassified as short-term.

The 1.25% debentures and 0.75% debentures are subject to the new accounting guidance for convertible debt instruments that may be settled in cash upon conversion adopted by the Company on December 29, 2008, since the debentures must be settled at least partly in cash upon conversion. The 4.75% debentures are not subject to the new accounting guidance since they are only convertible into the Company’s class A common stock. The Company estimated that the effective interest rate for similar debt without the conversion feature was 9.25% and 8.125% on the 1.25% debentures and 0.75% debentures, respectively. The principal amount of the outstanding debentures, the unamortized discount and the net carrying value as of January 3, 2010 was $342.5 million, $35.9 million and $306.6 million, respectively, and as of December 28, 2008 was $423.6 million, $66.4 million and $357.2 million, respectively.

In fiscal 2009, the Company repurchased a portion of its 0.75% debentures with a principal amount, unamortized discount and net carrying value of $81.1 million, $6.4 million and $74.7 million, respectively, for approximately $75.6 million. The Company recognized $21.9 million, $16.9 million and $7.5 million in non-cash interest expense during fiscal 2009, 2008 and 2007, respectively (see Note 1). As of January 3, 2010, the remaining weighted average period over which the unamortized discount will be recognized is as follows (in thousands):

Year	Amount
2010	$19,332
2011	14,687
2012	1,898
$35,917

Debt Facility Agreement with the Malaysian Government

On December 18, 2008, the Company had entered into a facility agreement with the Malaysian Government. In connection with the facility agreement, the Company executed a debenture and deed of assignment in favor of the Malaysian Government, granting a security interest in a deposit account and all assets of SunPower Malaysia Manufacturing Sdn. Bhd., a wholly-owned subsidiary of the Company, to secure its obligations under the facility agreement.

Under the terms of the facility agreement, the Company may borrow up to Malaysian Ringgit 1.0 billion (approximately $291.9 million based on the exchange rate as of January 3, 2010) to finance the construction of FAB3 in Malaysia. The loans within the facility agreement are divided into two tranches that may be drawn through June 2010. Principal is to be repaid in six quarterly payments starting in July 2015, and a non-weighted average interest rate of approximately 4.4% per annum accrues and is payable starting in July 2015. The Company has the ability to prepay outstanding loans without premium or penalty and all borrowings must be repaid by October 30, 2016. The terms of the facility agreement include certain conditions to borrowings, representations and covenants, and events of default customary for financing transactions of this type, including a material adverse effect clause. As of January 3, 2010 and December 28, 2008, the Company had outstanding Malaysian Ringgit 750.0 million (approximately $219.0 million based on the exchange rate as of January 3, 2010) and Malaysian Ringgit 190.0 million (approximately $54.6 million based on the exchange rate as of December 28, 2008), respectively, under the facility agreement.

Term Loan with Union Bank, N.A. (“Union Bank”)

On April 17, 2009, the Company entered into a loan agreement with Union Bank under which the Company borrowed $30.0 million for a term of three years at an interest rate of LIBOR plus 2%, or approximately 2.2% as of January 3, 2010. The loan is to be repaid in eight equal quarterly installments of principal plus interest commencing June 30, 2010. As of January 3, 2010, the outstanding loan balance was $30.0 million of which $11.3 million and $18.7 million had been classified as “Short-term debt” and “Long-term debt,” respectively, in the Company’s Consolidated Balance Sheet. In connection with the loan agreement, the Company entered into a security agreement with Union Bank, which will grant a security interest in the deposit account in favor of Union Bank. If the Company has not converted or exchanged its 0.75% debentures in a manner satisfactory to Union Bank before April 26, 2010, the Company will be required to deposit 105% of the outstanding loan amount into this account. SunPower North America, LLC and SP Systems, both wholly-owned subsidiaries of the Company, have each guaranteed $30.0 million in principal plus interest of the Company’s obligations under the loan agreement. The agreements governing the term loan with Union Bank include certain representations, covenants, and events of default customary for financing transactions of this type.

Line of Credit

On July 13, 2007, the Company entered into a credit agreement with Wells Fargo and has entered into amendments to the credit agreement from time to time. As of January 3, 2010, the credit agreement provides for a $50.0 million uncollateralized revolving credit line, with a $50.0 million uncollateralized letter of credit subfeature, and a separate $200.0 million collateralized letter of credit facility. The Company may borrow up to $50.0 million and request that Wells Fargo issue up to $50.0 million in letters of credit under the uncollateralized letter of credit subfeature through April 26, 2010. Letters of credit issued under the subfeature reduce the Company’s borrowing capacity under the uncollateralized revolving credit line. Additionally, the Company may request that Wells Fargo issue up to $200.0 million in letters of credit under the collateralized letter of credit facility through March 27, 2014. As detailed in the credit agreement, the Company pays interest of LIBOR plus 2% on outstanding borrowings under the uncollateralized revolving credit line, and a fee of 2% and 0.2% to 0.4% depending on maturity for outstanding letters of credit under the uncollateralized letter of credit subfeature and collateralized letter of credit facility, respectively. At any time, the Company can prepay outstanding loans without penalty. Any borrowings under the uncollateralized revolving credit line must be repaid by April 26, 2010, and all letters of credit issued under the uncollateralized letter of credit subfeature expire on or before April 26, 2010 unless the Company provides by such date collateral in the form of cash or cash equivalents in the aggregate amount available to be drawn under letters of credit outstanding at such time. All letters of credit issued under the collateralized letter of credit facility expire no later than March 27, 2014.

In connection with the credit agreement, the Company entered into a security agreement with Wells Fargo, granting a security interest in a securities account and a deposit account to secure its obligations in connection with any letters of credit that might be issued under the collateralized letter of credit facility. SunPower North America, LLC and SP Systems, both wholly-owned subsidiaries of the Company, also entered into an associated continuing guaranty with Wells Fargo. The terms of the credit agreement include certain conditions to borrowings, representations and covenants, and events of default customary for financing transactions of this type. Covenants contained in the credit agreement include, but are not limited to, restrictions on the incurrence of additional indebtedness, pledging of assets, payment of dividends or distribution on the Company’s common stock, and purchases of property, plant and equipment and financial covenants with respect to certain liquidity, net worth and profitability metrics. If the Company fails to comply with the financial and other restrictive covenants contained in the credit agreement resulting in an event of default, all debt to Wells Fargo could become immediately due and payable and the Company’s other debt may become due and payable in the event there are cross-default provisions in the agreements governing such other debt.

As of January 3, 2010 and December 28, 2008, no borrowings were outstanding on the uncollateralized revolving credit line and letters of credit totaling $49.2 million and $29.9 million, respectively, were issued by Wells Fargo under the uncollateralized letter of credit subfeature. In addition, letters of credit totaling $150.7 million and $76.5 million were issued by Wells Fargo under the collateralized letter of credit facility as of January 3, 2010 and December 28, 2008, respectively, and were collateralized by restricted cash on the Consolidated Balance Sheets.

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

The Purchased Options, which are indexed to the Company’s class A common stock, were deemed to be mark-to-market derivatives during the period in which the over-allotment option in favor of the 4.75% debenture underwriters was unexercised. The Company entered into the debenture underwriting agreement on April 28, 2009 and the 4.75% debenture underwriters exercised the over-allotment option in full on April 29, 2009. During the one-day period that the underwriters’ over-allotment option was outstanding, the Company’s class A common stock price increased substantially, resulting in a non-cash non-taxable gain on Purchased Options of $21.2 million during fiscal 2009 in its Consolidated Statements of Operations.

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

Waived Defaults Under Certain Agreements

On November 16, 2009, the Company announced that its Audit Committee commenced an independent investigation into certain unsubstantiated accounting entries on the books of the Company’s Philippines operations (“SPML”). As a result of the findings of that investigation and in additional reviews performed by the Company, it has restated its financial statements as of and for the year ended December 28, 2008 and for each of the quarterly periods for the year then ended as well as for the first three quarterly periods in the year ended January 3, 2010 (see Note 2).

Under the Company’s credit agreement with Wells Fargo, term loan with Union Bank and CSO transactions associated with its 4.75% debentures, it was required to make representations about its financial statements at the signing of these agreements and, from time to time, it must repeat such representations when amending or offering compliance certificates to its counterparties. Material misrepresentations under the Company’s credit agreement with Wells Fargo and loan agreement with Union Bank with respect to the accuracy of its financial statements trigger events of default and allow each lender to accelerate repayment of outstanding indebtedness or require additional collateral. Material misrepresentations under the Company’s CSO transactions allow each counterparty to terminate early outstanding trading positions. In November 2009, the Company announced an independent investigation by its Audit Committee into unsubstantiated accounting entries and advised investors and third parties not to rely on its financial statements in certain prior annual and quarterly reports filed with the Securities and Exchange Commission. As a result, certain third parties, including Wells Fargo, Union Bank and counterparties to its CSO transactions delivered notice of what they identified as prior material misrepresentations about the Company financial statements and what they perceived as resulting events of defaults under its existing agreements. Any actual events of default under the credit agreement with Wells Fargo would cause a cross-default under the Company’s term loan with Union Bank. Similarly, any actual event of default under the Company’s term loan with Union Bank would cause a cross-default under its credit agreement with Wells Fargo. Any such defaults and cross-defaults, however, would not affect compliance with the Company’s Malaysian subsidiary’s facility agreement with the Malaysian government, its commercial project financing agreement with Wells Fargo, or its 0.75%, 1.25% and 4.75% senior convertible debentures, unless either Wells Fargo or Union Bank accelerated more than $25 million of obligations and the Company failed to discharge such obligations, which could trigger cross-defaults under its convertible debentures. As of January 3, 2010, any such events of default triggered by the Company’s announcement under its credit agreement with Wells Fargo, its term loan with Union Bank and its CSO transactions with various counterparties had been conditionally waived through February 16, 2010, and they have been subsequently extended indefinitely.

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

Any shares loaned to LBIE and CSI are considered issued and outstanding for corporate law purposes and, accordingly, the holders of the borrowed shares have all of the rights of a holder of the Company’s outstanding shares, including the right to vote the shares on all matters submitted to a vote of the Company’s stockholders and the right to receive any dividends or other distributions that the Company may pay or make on its outstanding shares of class A common stock. However, LBIE and CSI agreed to pay to the Company an amount equal to any dividends or other distributions that the Company pays on the borrowed shares. The shares are listed for trading on the Nasdaq Global Select Market.

While the share lending agreement does not require cash payment upon return of the shares, physical settlement is required (i.e., the loaned shares must be returned at the end of the arrangement). In view of this share return provision and other contractual undertakings of LBIE and CSI in the share lending agreement, which have the effect of substantially eliminating the economic dilution that otherwise would result from the issuance of the borrowed shares, historically the loaned shares were not considered issued and outstanding for the purpose of computing and reporting the Company’s basic and diluted weighted average shares or earnings per share. However, on September 15, 2008, Lehman filed a petition for protection under Chapter 11 of the U.S. bankruptcy code, and LBIE commenced administration proceedings (analogous to bankruptcy) in the United Kingdom. After reviewing the circumstances of the Lehman bankruptcy and LBIE administration proceedings, the Company began to reflect the 2.9 million shares lent to LBIE as issued and outstanding starting on September 15, 2008, the date on which LBIE commenced administration proceedings, for the purpose of computing and reporting the Company’s basic and diluted weighted average shares and earnings per share. The Company filed a claim in the LBIE proceeding for approximately $241 million and a corresponding claim in the Lehman Chapter 11 proceeding under Lehman’s guaranty of LBIE’s obligations.

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

In the first quarter of fiscal 2010, the Company will adopt new accounting guidance that will require the recognition of a material non-cash loss in the Company’s Consolidated Statement of Operations equal to the then fair value of the approximately 2.9 million shares of the Company’s class A common stock loaned and unreturned by LBIE of approximately $241 million, before consideration of any potential recoveries and related tax effects, which will be expensed retrospectively in the third quarter of fiscal 2008 (see Note 1).

Note 15. FOREIGN CURRENCY DERIVATIVES

The Company has non-U.S. subsidiaries that operate and sell the Company’s products in various global markets, primarily in Europe. As a result, the Company is exposed to risks associated with changes in foreign currency exchange rates. It is the Company’s policy to use various hedge instruments to manage the exposures associated with forecasted revenues and expenses, purchases of foreign sourced equipment and non-U.S. denominated monetary assets and liabilities. The Company does not enter into foreign currency derivative financial instruments for speculative or trading purposes.

Effective January 4, 2010, the Company changed the functional currency of SunPower Systems SARL in Switzerland from the Euro to the U.S. dollar to more appropriately reflect the environment in which it operates. This change was precipitated by significant changes in the nature of cash flows, including the increasing purchase and sale of goods in U.S. dollars.

SunPower Systems SARL held derivative financial instruments totaling $623.6 million in notional value and $21.6 million in fair value as of January 3, 2010 to mitigate foreign currency exchange risk against the U.S dollar, the Company’s reporting currency. All derivatives had a maturity of twelve months or less. SunPower Systems SARL had designated $132.1 million in notional value for cash flow hedge accounting. SunPower Systems SARL discontinued hedge accounting for these instruments on November 20, 2009 when the Company made a formal decision to change SunPower Systems SARL’s functional currency from the Euro to the U.S. dollar. The related net position of $12.5 million associated with the discontinued hedge accounting for these instruments will be recognized as “Cost of revenue” in fiscal 2010 in the Consolidated Statement of Operations consistent with inventory turns as hedged inventory is sold to third parties. Subsequent to the change in the functional currency, SunPower Systems SARL entered into new hedge instruments to cover the exposures and designated these instruments as cash flow hedges.

SunPower Corporation held derivative financial instruments totaling $70.8 million in notional value and $0.7 million in fair value as of January 3, 2010 to mitigate foreign currency exchange risk against the U.S. dollar, its reporting currency. All derivatives had a maturity of one month or less. SunPower Corporation’s exposure primarily relates to remeasurement of anticipated non-U.S dollar denominated monetary assets and liabilities. These hedge instruments are not designated as cash flow hedges and all changes in the fair value is recorded in “Other, net” in the Consolidated Statements of Operations.

Beginning in the first quarter of fiscal 2009, the Company provided enhanced disclosures regarding its derivative instruments and hedging activities as required under new accounting guidance (see Note 1). The Company has applied the requirements of the new disclosure guidance on a prospective basis and, therefore, disclosures related to periods prior to the date of adoption have not been presented.

The Company is required to recognize derivative instruments as either assets or liabilities at fair value in its Consolidated Balance Sheets. The Company calculates the fair value of its option and forward contracts based on market volatilities, spot rates and interest differentials from published sources. The following table presents information about the Company’s hedge instruments measured at fair value on a recurring basis as of January 3, 2010 and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value:

		Significant Other
		Observable Inputs
(In thousands)	Balance Sheet Classification	(Level 2)
Assets	Prepaid expenses and other current assets
Derivatives not designated as hedging instruments:
Foreign currency option contracts		$4,936
Foreign currency forward exchange contracts		64
		$5,000

Liabilities	Accrued liabilities
Derivatives not designated as hedging instruments:
Foreign currency forward exchange contracts		$27,354

The following table summarizes the amount of unrealized gain (loss) recognized in “Accumulated other comprehensive loss” (“OCI”) in “Stockholders’ equity” in the Consolidated Balance Sheet:

	Unrealized Loss Recognized in OCI (Effective Portion) (1)	Loss Reclassified from OCI to Cost of Revenue (Effective Portion)	Loss Recognized in Other, Net on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing) (2)
(In thousands)	As of January 3, 2010	Year Ended January 3, 2010	Year Ended January 3, 2010
Derivatives designated as cash flow hedges:
Foreign currency option contracts	$-	$-	$(2,825)
Foreign currency forward exchange contracts	(41,902)	(29,425)	(1,139)
	$(41,902)	$(29,425)	$(3,964)

(1)
As mentioned above, SunPower Systems SARL discontinued hedge accounting for these instruments on November 20, 2009 when the Company made a formal decision to change SunPower Systems SARL’s functional currency from the Euro to the U.S. dollar.

(2)	The loss associated with ineffectiveness and the excluded portion was immaterial.

The following table summarizes the amount of loss recognized in “Other, net” in the Consolidated Statement of Operations in fiscal 2009:

(In thousands)	Year Ended January 3, 2010
Derivatives not designated as hedging instruments:
Foreign currency option contracts	$1,744
Foreign currency forward exchange contracts	(25,817)
$(24,073)

Foreign Currency Exchange Risk

Non-Designated Derivates Hedging Cash Flow Exposure

The Company’s subsidiaries have had and will continue to have material cash flows, including revenues and expenses, which are denominated in currencies other than their functional currencies. The Company’s cash flow exposure primarily relates to anticipated third party foreign currency revenues and expenses. Changes in exchange rates between the Company’s subsidiaries’ functional currencies and other currencies in which it transacts will cause fluctuations in cash flows expectations and cash flows realized or settled. Accordingly, the Company enters into derivative contracts to hedge the value of a portion of these forecasted cash flows.

In fiscal 2009, the Company entered into derivative contracts to mitigate currency risk related to forecasted foreign currency revenues and expenses. The Company designated these hedges as hedges of forecasted foreign currency intercompany purchases and accounted for these per applicable accounting guidance. As mentioned above, the Company discontinued hedge accounting for its cash flow hedges as of November 20, 2009 when it had outstanding cash flow hedge option contracts and forward contracts with an aggregate notional value of $108.4 million and $23.8 million, respectively. SunPower Systems SARL designated these hedges as cash flow hedges subsequent to the change in the functional currency on January 4, 2010.

As of January 3, 2010, the Company had non-designated outstanding cash flow hedge option contracts and forward contracts with an aggregate notional value of $228.1 million and $23.8 million, respectively. As of December 28, 2008, the Company had outstanding cash flow hedge option contracts and forward contracts with an aggregate notional value of $147.5 million and $364.5 million, respectively. The maturity dates of the outstanding contracts as of January 3, 2010 range from January 2010 to October 2010. Prior to November 20, 2009, changes in fair value of the effective portion of hedge contracts are recorded in “Accumulated other comprehensive loss” in “Stockholders’ equity” in the Consolidated Balance Sheets. Amounts deferred in accumulated other comprehensive loss are reclassified to “Cost of revenue” in the Consolidated Statements of Operations in the periods in which the hedged exposure impacts earnings. The Company expects to reclassify substantially all of its net losses related to these option and forward contracts that are included in “Accumulated other comprehensive loss” as of January 3, 2010 to “Cost of revenue” in the first quarter of fiscal 2010 per the original release scheduled.

Cash flow hedges are tested for effectiveness each period on an average to average rate basis using regression analysis. The change in the time value of the options as well as the cost of forward points (the difference between forward and spot rates at inception) on forward exchange contracts are excluded from the Company’s assessment of hedge effectiveness. The premium paid or time value of an option whose strike price is equal to or greater than the market price on the date of purchase is recorded as an asset in the Consolidated Balance Sheets. Thereafter, any change to this time value and the cost of forward points is included in “Other, net” in the Consolidated Statements of Operations.

Non-Designated Derivates Hedging Transaction Exposure

Other derivatives not designated as hedging instruments consist of forward contracts used to hedge remeasurement of foreign currency denominated monetary assets and liabilities primarily for intercompany transactions, receivables from customers, prepayments to suppliers and advances received from customers. Changes in exchange rates between the Company’s subsidiaries’ functional currencies and the currencies in which these assets and liabilities are denominated can create fluctuations in the Company’s reported consolidated financial position, results of operations and cash flows. The Company enters into forward contracts to hedge foreign currency denominated monetary assets and liabilities against the short-term effects of currency exchange rate fluctuations. The Company records its derivative contracts that are not designated as hedging instruments at fair value with the related gains or losses recorded in “Other, net” in the Consolidated Statements of Operations. The gains or losses on these contracts are substantially offset by transaction gains or losses on the underlying balances being hedged. As of January 3, 2010 and December 28, 2008, the Company held forward contracts with an aggregate notional value of $442.6 million and $66.6 million, respectively, to hedge balance sheet exposure. These forward contracts have maturities of one month or less.

Credit Risk

The Company’s option and forward contracts do not contain any credit-risk-related contingent features. The Company is exposed to credit losses in the event of nonperformance by the counterparties of its option and forward contracts. The Company enters into derivative contracts with high-quality financial institutions and limits the amount of credit exposure to any one single counterparty. In addition, the derivative contracts are limited to a time period of less than one year and the Company continuously evaluates the credit standing of its counterparties.

Waived Defaults Under Certain Agreements

On November 16, 2009, the Company announced that its Audit Committee commenced an independent investigation into certain unsubstantiated accounting entries on the books of the Company’s Philippines operations (“SPML”). As a result of the findings of that investigation and in additional reviews performed by the Company, it has restated its financial statements as of and for the year ended December 28, 2008 and for each of the quarterly periods for the year then ended as well as for the first three quarterly periods in the year ended January 3, 2010 (see Note 2).

Under the Company’s various derivative agreements, it was required to make representations about its financial statements at the signing of these agreements and, from time to time, it must repeat such representations when amending or offering compliance certificates to its counterparties. Material misrepresentations under the Company’s derivative transactions allow each counterparty to terminate early outstanding trading positions. In November 2009, the Company announced an independent investigation by its Audit Committee into unsubstantiated accounting entries and advised investors and third parties not to rely on its financial statements in certain prior annual and quarterly reports filed with the Securities and Exchange Commission. As a result, certain counterparties to its various derivative agreements delivered notice of what they identified as prior material misrepresentations about the Company financial statements and what they perceived as resulting events of defaults under its existing agreements. As of January 3, 2010, any such events of default triggered by the Company’s announcement under its various derivative agreements with various counterparties had been conditionally waived through February 16, 2010, and they have been subsequently extended indefinitely.

Note 16. INCOME TAXES

The Company recognizes deferred tax assets and liabilities for expected future tax consequences of events that have been recognized in the financial statements or tax returns. Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities using the enacted tax rates in effect for the year in which the differences are expected to reverse. Deferred tax assets and liabilities are adjusted when the tax rates or other provisions of the income tax laws change.

The geographic distribution of income (loss) before income taxes and equity in earnings of unconsolidated investees and the components of provision for (benefit from) income taxes are summarized below:

	Year Ended
	January 3, 2010	December 28, 2008	December 30, 2007
(In thousands)		(As Restated)
Geographic distribution of income (loss) before income taxes and equity in earnings of unconsolidated investees:
U.S. income (loss)	$(38,032)	$(1,268)	$(90,929)
Non-U.S. income	82,304	117,337	97,441
Income before income taxes and equity in earnings of unconsolidated investees	$44,272	$116,069	$6,512

Provision for (benefit from) income taxes:
Current tax (benefit) expense
Federal	$14,263	$40,244	$67
State	37	9,944	647
Foreign	7,188	16,121	12,285
Total current tax expense	21,488	66,309	12,999
Deferred tax benefit
Federal	-	(22,751)	(33,425)
State	-	(2,600)	(1,658)
Foreign	(460)	(340)	-
Total deferred tax benefit	(460)	(25,691)	(35,083)
Provision for (benefit from) income taxes	$21,028	$40,618	$(22,084)

The provision for (benefit from) income taxes differs from the amounts obtained by applying the statutory U.S. federal tax rate to income before taxes as shown below:

	Year Ended
	January 3, 2010	December 28, 2008	December 30, 2007
(In thousands)		(As Restated)
Statutory rate	35%	35%	35%
Tax at U.S. statutory rate	$15,637	$40,624	$2,279
Foreign rate differential	(16,295)	(19,252)	(20,731)
State income taxes, net of benefit	929	7,344	647
Tax credits (research and development/investment tax credit)	(5,266)	(9,584)	-
Deferred taxes not benefitted	25,603	20,974	(4,366)
Other, net	420	512	87
Total	$21,028	$40,618	$(22,084)

	As of
	January 3, 2010	December 28, 2008
(In thousands)		(As Restated)
Deferred tax assets:
Net operating loss carryforwards	$983	$983
Research and development credit and California manufacturing credit carryforwards	1,865	2,464
Reserves and accruals	33,268	30,038
Foreign currency derivatives unrealized losses	1,145	3,482
Stock-based compensation stock deductions	46,284	30,184
Total deferred tax asset	83,545	67,151
Valuation allowance	(42,163)	(9,985)
Total deferred tax asset, net of valuation allowance	41,382	57,166
Deferred tax liabilities:
Other intangible assets and accruals	(35,971)	(49,809)
Equity interest in Woongjin Energy	(5,600)	(5,600)
Total deferred tax liabilities	(41,571)	(55,409)
Net deferred tax asset	$(189)	$1,757

As of January 3, 2010, the Company had California state net operating loss carryforwards of approximately $27.6 million for tax purposes, of which $10.5 million relate to stock deductions that when realized will benefit equity. These California net operating loss carryforwards will expire at various dates from 2011 to 2017. The Company also had research and development credit carryforwards of approximately $4.0 million for federal tax purposes and $2.3 million for state tax purposes. The Company’s ability to utilize a portion of the net operating loss carryforwards is dependent upon the Company being able to generate taxable income in future periods and may be limited due to restrictions imposed on utilization of net operating loss and credit carryforwards under federal and state laws upon a change in ownership, such as the transaction with Cypress.

The Company is subject to tax holidays in the Philippines, where it manufactures its solar power products. The tax holidays are scheduled to expire within the next several years beginning in 2010, unless extended. The Company has a tax ruling in Switzerland, where it sells its solar power products. This tax ruling expired at the end of 2009, and the Company is currently in discussions with the Swiss authority regarding an extension.

As of January 3, 2010, the Company’s foreign subsidiaries have accumulated undistributed earnings of approximately $211.4 million that are intended to be indefinitely reinvested outside the United States and, accordingly, no provision for U.S. federal and state tax has been made for the distribution of these earnings. At January 3, 2010, the amount of the unrecognized deferred tax liability on the indefinitely reinvested earnings was $84.6 million. The federal government recently announced several proposals pertaining to the taxation of non-U.S. earnings of U.S. multinationals, including proposals that may result in a prospective reduction of the deferral of U. S. income tax on un-repatriated foreign earnings. If enacted, these proposals could potentially require those earnings to be taxed at the U. S. federal income tax rate. The Company’s future reported financial results may be adversely affected if the tax or accounting rules regarding un-repatriated earnings change.

Unrecognized Tax Benefits

Current accounting guidance contains a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon ultimate settlement.

A reconciliation of the beginning and ending amounts of unrecognized tax benefits during fiscal 2009, 2008 and 2007 is as follows (in thousands):

	Year Ended
(In thousands)	January 3, 2010	December 28, 2008	December 30, 2007
Balance, beginning of year	$13,470	$4,698	$1,120
Additions for tax positions related to the current year	3,692	8,772	3,328
Additions for tax positions from prior years	-	-	250
Reductions for tax positions from prior years/statute of limitations expirations	(3,502)	-	-
Balance at the end of the period	$13,660	$13,470	$4,698

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

The Company’s valuation allowance is primarily for its deferred tax assets in the United States, and was determined by assessing both positive and negative evidence. When determining whether it is more likely than not that deferred assets are recoverable, with such assessment being required on a jurisdiction by jurisdiction basis, management believes that sufficient uncertainty exists with regard to the realizability of these assets such that a valuation allowance is necessary. Factors considered in providing a valuation allowance include the lack of a significant history of consistent profits, the lack of consistent profitability in the solar industry, and the lack of carryback capacity to realize these assets, and other factors. Based on the absence of sufficient positive objective evidence, management is unable to assert that it is more likely than not that the Company will generate sufficient taxable income to realize these remaining net deferred tax assets. Should the Company achieve a certain level of profitability in the future, it may be in a position to reverse the valuation allowance which would result in a one-time non-cash income statement benefit.

On December 29, 2008, the Company adopted new accounting guidance which significantly changed the accounting for business combinations in a number of areas including the treatment of changes in assumed liabilities for acquired income tax uncertainties. As a result of the new accounting guidance, the manner in which changes in liabilities for income tax uncertainties are recognized is consistent with the general requirements of the acquisition method for adjustments during the measurement period, which adjust the accounting for the business combination, and adjustments outside of the measurement period, which do not result in adjustments to the accounting for the business combination. Accordingly, changes in a liability for an assumed income tax uncertainty will be recognized as an element of the business combination if the change occurs during the measurement period, or as an adjustment to income tax expense and not as an adjustment to the accounting for the business combination. This represents a significant change from the requirements under superseded accounting guidance, before the effective date of the new accounting guidance. Under superseded accounting guidance, changes in liabilities for acquired income tax uncertainties were accounted for as an element of the business combination, generally as a reduction to goodwill.

Classification of Interest and Penalties

The Company accrues interest and penalties on tax contingencies which are classified as “Provision for (benefit from) income taxes” in the Consolidated Statements of Operations. Accrued interest as of January 3, 2010 and December 28, 2008 was approximately $0.8 million and $0.5 million, respectively. Accrued penalties were not material for any of the periods presented.

Tax Years and Examination

The Company files tax returns in each jurisdiction in which it is registered to do business. In the U.S. and many of the state jurisdictions, and in many foreign countries in which the Company files tax returns, a statute of limitations period exists. After a statute of limitations period expires, the respective tax authorities may no longer assess additional income tax for the expired period. Similarly, the Company is no longer eligible to file claims for refund for any tax that it may have overpaid. The following table summarizes the Company’s major tax jurisdictions and the tax years that remain subject to examination by these jurisdictions as of January 3, 2010:

Tax Jurisdictions	Tax Years
United States	2006 and onward
California	2005 and onward
Switzerland	2005 and onward
Philippines	2005 and onward

Additionally, the 2005 U.S. corporate tax return and 2004 and prior California tax returns are not open for assessment. The tax authorities can adjust net operating loss and research and development carryovers that were generated.

In January 2010, Cypress was notified by the IRS that it intends to examine Cypress’s corporate income tax filings for the tax years ended in 2006, 2007 and 2008. SunPower was included as part of Cypress’s federal consolidated group in 2006 and part of 2007. If the IRS makes redeterminations of tax liability, SunPower may be obligated to make a material indemnification payment to Cypress pursuant to the terms of the Tax Sharing Agreement. Because Cypress controls these audit proceedings, it is not possible to predict SunPower’s potential liability to Cypress under the Tax Sharing Agreement. If the IRS assesses taxes above the Company’s current reserve position, a charge to earnings may result. SunPower currently believes that the existing tax reserves are sufficient to cover any audit exposure.

The Swiss federal authorities have also notified the Company of their intent to examine its Swiss subsidiary. The examination is expected to commence in the second quarter of fiscal 2010, and the Company does not expect the examination to result in a material assessment outside existing reserves.

 Note 17. PREFERRED STOCK AND COMMON STOCK

Preferred Stock

On August 12, 2008, the Company entered into a rights agreement (the “Rights Agreement”) with Computershare Trust Company, N.A., as rights agents (the “Rights Agent”). The Rights Agreement became effective upon completion of Cypress’ spin-off of the Company’s shares of class B common stock to the holders of Cypress common stock in September 2008. In circumstances defined in the Rights Agreement, the Rights Agreement provides for the issuance of shares of Series A Junior Participating Preferred Stock to holders of the Company’s class A common stock, and the issuance of shares of Series B Junior Participating Preferred Stock to holders of its class B common stock.

At January 3, 2010, the Company was authorized to issue approximately 10.0 million shares of $0.001 par value preferred stock. As of January 3, 2010 and December 28, 2008, the Company had no preferred stock issued and outstanding.

Common Stock

The Company has two classes of common stock, including class A and class B. The classes of common stock have substantially similar rights except as to voting rights.

In November 2005, the Company raised net proceeds of $145.6 million in an IPO of 8.8 million shares of its class A common stock at a price of $18.00 per share. In June 2006, the Company completed a public offering of 7.0 million shares of its class A common stock, at a per share price of $29.50, and received net proceeds of $197.4 million. In July 2007, the Company completed a public offering of 2.7 million shares of its class A common stock, at a per share price of $64.50, and received net proceeds of $167.4 million. In May 2009, the Company completed a public offering of 10.35 million shares of its class A common stock, at a per share price of $22.00, and received net proceeds of $218.8 million.

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

After the close of trading on the NYSE on September 29, 2008, Cypress distributed to its shareholders all of its shares of the Company’s class B common stock, in the form of a pro rata dividend to the holders of record as of September 17, 2008 of Cypress common stock. As a result, the Company’s class B common stock trades publicly and is listed on the Nasdaq Global Select Market, along with the Company’s class A common stock, and the Company discontinued being a majority-owned subsidiary of Cypress.

Common stock consisted of the following:

(In thousands, except share data)	January 3, 2010	December 28, 2008
Class A common stock, $0.001 par value; 217,500,000 shares authorized; 55,394,612* and 44,055,644* shares issued; 55,039,193* and 43,849,566* shares outstanding, at January 3, 2010 and December 28, 2008, respectively	$55	$44
Class B common stock, $0.001 par value; 150,000,000 shares authorized; 42,033,287 shares issued and outstanding, at January 3, 2010 and December 28, 2008	42	42
	$97	$86

*
Includes approximately 0.3 million shares and 0.7 million shares of unvested restricted stock awards as of January 3, 2010 and December 28, 2008, respectively, and a total of 4.7 million shares of class A common stock lent to LBIE and CSI.

Shares Reserved for Future Issuance

The Company had shares of class A common stock reserved for future issuance as follows:

(In thousands)	January 3, 2010	December 28, 2008
Stock option plans	2,351	3,813

As of January 3, 2010, the voting and dividend rights of the common stock were as follows:

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

In addition, the Rights Agreement contains specific features designed to address the potential for an acquirer or significant investor to take advantage of the Company’s capital structure and unfairly discriminate between classes of the Company’s common stock. Specifically, the Rights Agreement is designed to address the inequities that could result if an investor, by acquiring 20% or more of the outstanding shares of class B common stock, were able to gain significant voting influence over the Company without making a correspondingly significant economic investment. The Rights Agreement, commonly referred to as a “poison pill,” could delay or discourage takeover attempts that stockholders may consider favorable.

Dividends—Common Stock

When and if declared by the Board of Directors, and subject to the preferences applicable to any preferred stock outstanding, the holders of class A and class B common stock are entitled to receive equal per share dividends. In the case of a dividend or distribution payable in the form of common stock, each holder of class A and class B is only entitled to receive the class of stock that they hold. The Company's credit facilities place restrictions on the Company and its subsidiaries’ ability to pay cash dividends. Additionally, the 1.25% debentures and 0.75% debentures allow the holders to convert their bonds into the Company's class A common stock if the Company declares a dividend that on a per share basis exceeds 10% of its class A common stock’s market price.

Note 18. NET INCOME PER SHARE OF CLASS A AND CLASS B COMMON STOCK

Effective December 29, 2008, the Company adopted new accounting guidance which clarifies that all outstanding unvested stock-based payment awards that contain rights to nonforfeitable dividends are assumed to participate in undistributed earnings with the Company’s common stockholders. Such participating securities are included in the calculation of net income per share under the two-class method. Under the two-class method, net income per share is computed by dividing earnings allocated to common stockholders by the weighted average number of common shares outstanding for the period. In applying the two-class method, earnings are allocated to both common stock and other participating securities based on their respective weighted average shares outstanding during the period. No allocation is generally made to other participating securities in the case of a loss per share. Prior period share data and net income per share has been retrospectively adjusted to reflect the Company’s adoption of the new accounting guidance (see Note 1).

Basic weighted average shares is computed using the weighted average of the combined class A and class B common stock outstanding. Class A and class B common stock are considered equivalent securities for purposes of the earnings per share calculation because the holders of each class are legally entitled to equal per share distributions whether through dividends or in liquidation. The Company's outstanding unvested restricted stock awards are considered participating securities as they may participate in dividends, if declared, even though the awards are not vested. As participating securities, the unvested restricted stock awards are allocated a proportionate share of net income, but excluded from the basic weighted average shares. Diluted weighted average shares is computed using basic weighted average shares plus any potentially dilutive securities outstanding during the period using the if-converted method and treasury-stock-type method, except when their effect is anti-dilutive. Potentially dilutive securities include stock options, restricted stock units and senior convertible debentures.

The following is a summary of other outstanding anti-dilutive potential common stock:

	Year Ended
(In thousands)	January 3, 2010	December 28, 2008	December 30, 2007
Stock options	394	279	-
Restricted stock units	1,116	330	-

The following table presents the calculation of basic and diluted net income per share:

	January 3, 2010	December 28, 2008	December 30, 2007
(In thousands, except per share data)		(As Restated)
Basic net income per share:
Net income	$33,173	$89,528	$28,318
Less: undistributed earnings allocated to unvested restricted stock awards	(120)	(1,093)	(579)
Net income available to common stockholders	$33,053	$88,435	$27,739

Basic weighted-average common shares	91,050	80,522	75,413

Basic net income per share	$0.36	$1.10	$0.37

Diluted net income per share:
Net income	$33,173	$89,528	$28,318
Less: undistributed earnings allocated to unvested restricted stock awards	(118)	(1,049)	(543)
Diluted net income	$33,055	$88,479	$27,775

Basic weighted-average common shares	91,050	80,522	75,413
Effect of dilutive securities:
Stock options	1,531	2,555	4,203
Restricted stock units	165	72	8
1.25% debentures	-	783	620
0.75% debentures	-	15	195
Diluted weighted-average common shares	92,746	83,947	80,439

Diluted net income per share	$0.36	$1.05	$0.35

In February 2007, in connection with the sale of its 1.25% debentures, the Company lent 2.9 million shares of its class A common stock to LBIE. After reviewing the circumstances of the LBIE administration proceedings regarding the Lehman bankruptcy, the Company recorded approximately 2.9 million shares of class A common stock lent to LBIE in connection with the 1.25% debentures as issued and outstanding starting on September 15, 2008, the date on which LBIE commenced administration proceedings, for the purpose of computing and reporting the Company’s basic weighted average common shares.

Holders of the Company’s 4.75% debentures may convert the debentures into shares of the Company’s class A common stock, at the applicable conversion rate, at any time on or prior to maturity (see Note 14). The 4.75% debentures are included in the calculation of diluted net income per share if their inclusion is dilutive under the if-converted method. There were no dilutive potential common shares under the 4.75% debentures in fiscal 2009.

Holders of the Company’s 1.25% debentures and 0.75% debentures may, under certain circumstances at their option, convert the debentures into cash and, if applicable, shares of the Company’s class A common stock at the applicable conversion rate, at any time on or prior to maturity (see Note 14). The 1.25% debentures and 0.75% debentures are included in the calculation of diluted net income per share if their inclusion is dilutive under the treasury-stock-type method. The Company’s average stock price during fiscal 2009 did not exceed the conversion price for the 1.25% debentures and 0.75% debentures. In fiscal 2008, dilutive potential common shares included approximately 0.8 million shares for the impact of the 1.25% debentures, and approximately 15,000 shares for the impact of the 0.75% debentures, as the Company had experienced a substantial increase in its common stock price during the first three quarters of fiscal 2008 as compared to the market price conversion trigger pursuant to the terms of the 1.25% and 0.75% debentures (see Note 14). Similarly, in fiscal 2007, dilutive potential common shares included approximately 0.6 million shares for the impact of the 1.25% debentures, and approximately 0.2 million shares for the impact of the 0.75% debentures, as the Company had experienced a substantial increase in its common stock price during the second half of fiscal 2007. Under the treasury-stock-type method, the Company’s 1.25% debentures and 0.75% debentures will generally have a dilutive impact on net income per share if the Company’s average stock price for the period exceeds the conversion price for the debentures.

Note 19. STOCK-BASED COMPENSATION AND OTHER EMPLOYEE BENEFIT PLANS

The following table summarizes the consolidated stock-based compensation expense by line item in the Consolidated Statements of Operations:

(In thousands)	January 3, 2010	December 28, 2008	December 30, 2007
Cost of systems revenue	$4,270	$10,745	$8,187
Cost of components revenue	9,728	8,144	4,213
Research and development	6,296	3,988	1,817
Sales, general and administrative	26,700	47,343	36,995
Total	$46,994	$70,220	$51,212

Consolidated net cash proceeds from the issuance of shares in connection with exercises of stock options under the Company’s employee stock plans were $1.5 million, $5.1 million and $8.7 million for fiscal 2009, 2008 and 2007, respectively. The Company recognized an income tax benefit from stock option exercises of $20.1 million and $40.7 million for fiscal 2009 and 2008, respectively. No income tax benefit was realized from stock option exercises during fiscal 2007. As required, the Company presents excess tax benefits from stock-based award activity, if any, as financing cash flows rather than operating cash flows.

The following table summarizes the consolidated stock-based compensation expense, by type of awards:

(In thousands)	January 3, 2010	December 28, 2008	December 30, 2007
Employee stock options	$4,376	$4,256	$7,165
Restricted stock awards and units	42,148	38,032	13,121
Shares and options released from re-vesting restrictions	168	28,888	31,292
Change in stock-based compensation capitalized in inventory	302	(956)	(366)
Total	$46,994	$70,220	$51,212

In connection with its acquisition of PowerLight (now referenced to as SP Systems) on January 10, 2007, the Company issued 1.1 million shares of its class A common stock and 0.5 million stock options to employees of SP Systems. The class A common stock and stock options were valued at $60.4 million and were subject to certain transfer restrictions and a repurchase option held by the Company. The Company recognized the expense as the re-vesting restrictions of these shares lapsed over the two-year period beginning on the date of acquisition. The value of shares released from such re-vesting restrictions is included in stock-based compensation expense in the table above.

The following table summarizes the unrecognized stock-based compensation cost by type of awards:

(In thousands, except years)	January 3, 2010	Weighted-Average Amortization Period (in years)
Stock options	$6,505	2.02
Restricted stock awards and units	78,449	1.94
	$84,954	1.95

For stock options issued prior to fiscal 2006 and for certain performance based awards, the Company recognizes its stock-based compensation cost using the graded amortization method. For all other awards, stock-based compensation cost is recognized on a straight-line basis. Additionally, the Company issues new shares upon exercises of options by employees.

Valuation Assumptions

The determination of fair value of each stock option award on the date of grant using the Black-Scholes valuation model is affected by the stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviors. The table below shows the weighted average assumptions used for fiscal 2008 and 2007. There were no stock options granted in fiscal 2009.

	Year Ended
	December 28, 2008	December 30, 2007
Expected term	6.5 years	6.5 years
Risk-free interest rate	2.69 - 3.46%	4.58 - 4.68%
Volatility	60%	90%
Dividend yield	0%	0%

Expected Term, Risk-Free Interest Rate and Dividend Yield:

The Company utilized the simplified method for estimating expected term, instead of its historical exercise data. The interest rate is based on the U.S. Treasury yield curve in effect at the time of grant. Since the Company does not pay and does not expect to pay dividends, the expected dividend yield is zero.

Volatility:

In fiscal 2008, the Company computed the expected volatility for its equity awards based on its historical volatility from traded options with a term of 6.5 years and class A common stock. Prior to fiscal 2008, the Company computed the expected volatility for its equity awards based on historical volatility rates for a publicly-traded U.S.-based direct competitor. Because of the limited history of its stock trading publicly, the Company did not believe that its historical volatility would be representative of the expected volatility for its equity awards prior to fiscal 2008.

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

In May 2008, the Company’s stockholders approved an increase of 1.7 million shares and, beginning in fiscal 2009 through 2015, an automatic annual increase in the number of shares available for grant under the 2005 Plan. The automatic annual increase is equal to the lower of three percent of the outstanding shares of all classes of the Company’s common stock measured on the last day of the immediately preceding fiscal quarter, 6.0 million shares, or such other number of shares as determined by the Company’s Board of Directors. As of January 3, 2010, approximately 2.4 million shares were available for grant under the 2005 Plan. As of January 4, 2010, approximately 5.3 million shares were available for grant under the 2005 Plan after consideration for the automatic annual increase of approximately 2.9 million shares available for grant during fiscal 2010. No new awards are being granted under the 1996 Plan or the PowerLight Plan.

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

The majority of shares issued are net of the minimum statutory withholding requirements that the Company pays on behalf of its employees. During fiscal 2009, 2008 and 2007, the Company withheld approximately 149,000 shares, 93,000 shares and 113,000 shares, respectively, to satisfy $4.3 million, $6.7 million and $2.0 million, respectively, of employees’ tax obligations. The Company paid this amount in cash to the appropriate taxing authorities. Shares withheld are treated as common stock repurchases for accounting and disclosure purposes and reduce the number of shares outstanding upon vesting.

The following table summarizes the Company’s stock option activities:

	Outstanding Stock Options
	Shares (in thousands)	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2006	4,980	$3.97
Options exchanged/assumed in connection with PowerLight acquisition	1,602	5.54
Granted	18	56.20
Exercised	(2,817)	3.01
Forfeited	(82)	13.36
Outstanding as of December 30, 2007	3,701	5.44
Granted	170	48.10
Exercised	(1,129)	3.60
Forfeited	(197)	7.28
Outstanding as of December 28, 2008	2,545	8.96
Exercised	(587)	2.60
Forfeited	(59)	18.65
Outstanding as of January 3, 2010	1,899	10.62	5.35	$31,493
Exercisable as of January 3, 2010	1,556	$6.68	5.01	$29,214
Expected to vest after January 3, 2010	343	$28.48	7.07	$9,776

The Company’s weighted-average grant date fair value of options granted in fiscal 2008 and 2007 were $29.00 and $44.09, respectively. The intrinsic value of options exercised in fiscal 2009, 2008 and 2007 were $15.1 million, $83.7 million and $168.4 million, respectively.

The aggregate intrinsic value in the preceding table represents the total pre-tax intrinsic value, based on the Company’s closing stock price of $23.68 at December 31, 2009, which would have been received by the option holders had all option holders exercised their options as of that date.

As of January 3, 2010, stock options vested and expected to vest totaled approximately 1.9 million shares, with a weighted-average remaining contractual life of 5.4 years and a weighted-average exercise price of $10.62 per share and an aggregate intrinsic value of approximately $31.5 million. The total number of in-the-money options exercisable was $1.4 million shares as of January 3, 2010.

The following table summarizes the Company’s non-vested stock options and restricted stock activities thereafter:

	Stock Options		Restricted Stock Awards and Units
	Shares (in thousands)	Weighted- Average Exercise Price Per Share	Shares (in thousands)	Weighted- Average Grant Date Fair Value Per Share
Outstanding as of December 31, 2006	3,141	$4.45	229	$35.40
Granted	1,620	6.10	1,141	71.64
Vested (1)	(2,225)	3.28	(105)	43.18
Forfeited	(82)	12.94	(91)	51.00
Outstanding as of December 30, 2007	2,454	6.29	1,174	68.74
Granted	170	48.10	911	70.02
Vested (1)	(1,314)	4.32	(357)	84.73
Forfeited	(197)	7.28	(124)	73.18
Outstanding as of December 28, 2008	1,113	14.82	1,604	69.71
Granted	-	-	2,013	28.34
Vested (1)	(711)	7.89	(547)	66.06
Forfeited	(59)	18.65	(334)	65.95
Outstanding as of January 3, 2010	343	$28.52	2,736	$40.33

(1)	Restricted stock awards and units vested include shares withheld on behalf of employees to satisfy the minimum statutory tax withholding requirements.

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

As of January 3, 2010, the Company has granted approximately 236,000 stock units to 2,200 employees in the Philippines at an average unit price of $39.80. Pursuant to a voluntary exchange offer that concluded in November 2007, approximately 53,000 stock units were exchanged for approximately 32,000 restricted stock units issued under the Company’s 2005 Plan. The Company conducted a second voluntary exchange offer that concluded in May 2008, in which approximately 109,000 stock units were exchanged for approximately 50,000 restricted stock units issued under the Company’s 2005 Plan. During fiscal 2009, 2008 and 2007, the Company recognized $0.1 million, $0.1 million and $2.4 million, respectively, of total compensation expense associated with the 2005 Stock Unit Plan.

Other Employee Benefit Plans:

The Company has a statutory pension plan covering its employees in the Philippines. The Company accrues for the unfunded portion of the obligation of which the outstanding liability of this pension plan was $0.7 million and $0.6 million as of January 3, 2010 and December 28, 2008, respectively.

Historically, all of the Company’s eligible employees were allowed to participate in Cypress’ health plans, life insurance and other benefit plans (other than the stock plans and stock purchase plans). In July 2008, the Company transferred all accounts in the Cypress 401(k) Plan held by the Company’s employees to its recently established SunPower 401(k) Savings Plan. In September 2008, all of the Company’s eligible employees were entitled to participate in SunPower’s own health and welfare plans and no longer participate in the Cypress health and welfare plans. During fiscal 2009, 2008 and 2007, the Company contributed $0.5 million, $0.2 million and zero, respectively, to employees’ individual SunPower 401(k) Savings Plan.

Note 20. SEGMENT AND GEOGRAPHICAL INFORMATION

 The Chief Operating Decision Maker (“CODM”) is the Company’s Chief Executive Officer. The CODM assesses the performance of the Systems Segment and Components Segment using information about its revenue and gross margin after adding back certain non-cash expenses. This presentation results in amounts of revenue, cost of revenue and gross margin that are not in accordance with U.S. GAAP (“non-GAAP”). The following tables present revenue by segment, cost of revenue by segment and gross margin by segment in accordance with U.S. GAAP or, as applicable, non-GAAP, as well as revenue by geography, depreciation by segment, revenue by significant customer and property, plant and equipment information based on geographic region all in accordance with U.S. GAAP. Revenue is based on the destination of the shipments. Property, plant and equipment are based on the physical location of the assets (in thousands, except percentages).

	Year Ended
	January 3, 2010	December 28, 2008	December 30, 2007
(As a percentage of total revenue)		(As Restated)
Revenue by geography:
United States	43%	36%	45%
Europe:
Germany	21%	10%	10%
Italy	22%	5%	2%
Spain	3%	35%	29%
Other	7%	7%	9%
Rest of world	4%	7%	5%
	100%	100%	100%

Revenue by segment:
Systems (on a non-GAAP basis)	$589,470	$823,307	$465,320
Fair value adjustment to deferred revenue	-	-	(1,142)
Systems (on a GAAP basis)	$589,470	$823,307	$464,178

Components (on a non-GAAP and GAAP basis)	$934,813	$614,287	$310,612

Cost of revenue by segment:
Systems (on a non-GAAP basis)	$486,110	$641,029	$358,246
Amortization of intangible assets	7,364	7,691	20,085
Stock-based compensation expense	4,270	10,745	8,187
Non-cash interest expense	850	287	14
Systems (on a GAAP basis)	$498,594	$659,752	$386,532

Components (on a non-GAAP basis)	$726,519	$413,062	$231,506
Amortization of intangible assets	3,833	4,305	4,767
Stock-based compensation expense	9,728	8,144	4,213
Non-cash interest expense	1,889	507	21
Impairment of long-lived assets	-	2,203	-
Components (on a GAAP basis)	$741,969	$428,221	$240,507

Gross margin by segment:
Systems (on a non-GAAP basis)	18%	22%	23%
Systems (on a GAAP basis)	15%	20%	17%
Components (on a non-GAAP basis)	22%	33%	25%
Components (on a GAAP basis)	21%	30%	23%

Depreciation by segment:
Cost of systems revenue	$24,585	$16,783	$4,064
Cost of components revenue	54,233	31,988	21,185
	$78,818	$48,771	$25,249

		Year Ended
(As a percentage of total revenue)		January 3, 2010	December 28, 2008	December 30, 2007
Significant Customers:	Business Segment
Florida Power & Light Company	Systems	12%	*	*
Naturener Group	Systems	*	18%	*
Sedwick Corporate, S.L.	Systems	*	11%	*
SolarPack	Systems	*	*	18%
MMA Renewable Ventures	Systems	*	*	16%

*	denotes less than 10% during the period

	January 3, 2010	December 28, 2008
(In thousands)		(As Restated)
Property, plant and equipment by geography:
Philippines	$600,135	$582,774
United States	43,722	38,259
Malaysia	37,088	518
Europe	1,117	815
Australia	282	118
	$682,344	$622,484

Note 21. SUBSEQUENT EVENTS

Change in Segment Reporting

On January 25, 2010, the Company announced that Howard Wenger will serve as President, Utility & Power Plants for the Company’s utilities and power plants business group. Mr. Wenger previously served as the Company’s President, Global Business Units. The change in Mr. Wenger’s role coincides with the Company’s appointment of James Pape who will serve as President, Residential & Commercial for the Company’s residential and commercial business group. To reflect the changes the Company is in the process of making decisions internally in terms of how it will manage these customer-focused business groups. The Company will modify its segment reporting from the Systems Segment and Components Segment to the Utilities and Power Plants Segment (“UPP”) and Residential and Commercial Segment (“R&C”) effective in the second quarter of fiscal 2010. The Company’s UPP Segment will reflect its large-scale solar products and systems business while the Company’s R&C Segment will reflect its rooftop solar products and systems business.

Share Purchase Agreement with SunRay Malta Holdings Limited (“SunRay”)

On February 11, 2010, the Company entered into a Share Purchase Agreement (the “Share Purchase Agreement”) with SunRay, a company organized under the laws of Malta, and the shareholders of SunRay named therein, under which the Company agreed to purchase all issued share capital of SunRay. As a result of this transaction, SunRay will become a wholly-owned subsidiary of the Company. The Share Purchase Agreement provides that, subject to the terms and conditions set forth therein, the Company will acquire all of the issued share capital of SunRay for $277 million, subject to a working capital adjustment described in the Share Purchase Agreement. The portion of the purchase price allocated to SunRay’s class A shareholders, class B shareholders and certain non-management class C shareholders (approximately $244 million in total assuming no adjustments to the purchase price) will be paid by the Company with approximately $216 million in cash and approximately $28 million in either cash or a letter of credit, and the portion of the purchase price allocated to SunRay’s class C management shareholders will be paid with a combination of approximately $19 million in cash and approximately $14 million in promissory notes issued by SunPower North America, LLC, a subsidiary of the Company, and guaranteed by SunPower. In certain circumstances if the closing is delayed, potential interest payments may also become payable to the class A and class B shareholders of SunRay, as described below. The Company has also agreed to repay up to approximately €28 million of SunRay’s debt, plus any accrued interest, expenses and fees thereon, at closing. In addition to this debt, approximately €147 million of debt of SunRay and its subsidiaries, including project-related debt, will remain outstanding after the closing.

Approximately $32 million of the purchase price payable to certain principal shareholders of SunRay will be held in escrow for up to two years following the closing, and be subject to potential indemnification claims that may be made by the Company during that period. The Company has agreed to fund approximately $4 million of this escrow with promissory notes issued by SunPower North America, LLC. The Company has the option to fund the remaining $28 million in cash or with an interest bearing letter of credit issued by a qualified bank in favor of the escrow agent for the benefit of SunRay’s class A and class B shareholders. The funds in escrow, less any amounts relating to paid or pending claims, will be released two years following the closing of the transaction. Total cash payable by the Company at closing, assuming no adjustment to the purchase price, will be $235 million if the escrow is funded with a letter of credit or approximately $263 million if it is funded with cash.

The promissory notes to be issued to SunRay’s management shareholders, including the promissory notes to be placed in escrow, have been structured to provide a retention incentive. All of the promissory notes will provide that if the management shareholder’s employment is terminated after the closing of the transaction by the Company for “cause” or by the management shareholder without “good reason”, the amounts then remaining under the promissory notes will be cancelled. In general, the risk of cancellation of most of these notes will lapse as to one-half of the principal amount on the date that is either six or nine months after the closing, depending upon the note, and as to the other half on the date that is either twelve or eighteen months after the closing.

Concurrently with the execution of the Share Purchase Agreement, and in consideration thereof, each principal shareholder entered into a non-competition agreement in favor of the Company, whereby they agreed not to compete with the SunRay business for specified periods of time after the closing of the transaction. Also concurrently with the execution of the Share Purchase Agreement, and in consideration thereof, certain management of SunRay entered into employment agreements with subsidiaries of the Company, which agreements will become effective upon the closing of the transaction.

The parties have made customary representations and warranties in the Share Purchase Agreement and are subject to customary pre-closing covenants. The transaction is subject to customary closing conditions. If conditions to closing are otherwise satisfied, the Company has the option to delay the closing of the transaction until no later than March 26, 2010. The Company has exercised this option, and as a result, it is required to pay interest to shareholders of SunRay on the purchase price payable with respect to their shares, and it has assumed many of the risks of ownership of SunRay pending the closing of the transaction. In particular, the Company is no longer able to assert certain of the closing conditions in its favor, including, among others, the closing conditions relating to the continuing accuracy of SunRay’s representations and warranties and the occurrence of a material adverse effect; if the transaction closes, the Company will be responsible for any taxes imposed on SunRay during the delay period; and it will not be indemnified for breaches of SunRay’s representations and warranties that occur during the delay period.

SELECTED UNAUDITED QUARTERLY FINANCIAL DATA

Restatement of Previously Issued Consolidated Financial Statements

On November 16, 2009, the Company announced that its Audit Committee commenced an independent investigation into certain accounting and financial reporting matters at the Company’s Philippines operations (“SPML”). The Audit Committee retained independent counsel, forensic accountants and other experts to assist it in conducting the investigation.

As a result of the investigation, the Audit Committee concluded that certain unsubstantiated accounting entries were made at the direction of the Philippines-based finance personnel in order to report results for manufacturing operations that would be consistent with internal expense projections. The entries generally resulted in an understatement of the Company’s cost of goods sold (referred to as “cost of revenue” in the Statements of Operations). The Audit Committee concluded that the efforts were not directed at achieving the Company’s overall financial results or financial analysts’ projections of the Company’s financial results. The Audit Committee also determined that these accounting issues were confined to the accounting function in the Philippines. Finally, the Audit Committee concluded that executive management neither directed nor encouraged, nor was aware of, these activities and was not provided with accurate information concerning the unsubstantiated entries. In addition to the unsubstantiated entries, during the Audit Committee investigation various accounting errors were discovered by the investigation and by management. Prior to the end of its 2009 fiscal year, management of the Company implemented new processes and controls to remediate a material weakness in its internal control over financial reporting in its Philippines operations; however, two additional material weaknesses related to the Company’s Philippines operations were not remediated as of January 3, 2010 and therefore the Company’s internal control over financial reporting and our disclosure controls and procedures were not effective as of that date. See Part II – “Item 9A: Controls and Procedures.”

The nature of the restatement adjustments and the impact of the adjustments for the nine months September 27, 2009 and the fiscal year ended December 28, 2008 are shown in the following table (in thousands):

	Nine Months Ended September 27, 2009	Year Ended December 28, 2008 (1)	Total
Investigation related adjustments	$(12,414)	$(15,026)	$(27,440)
Errors identified during course of investigation	(7,485)	(2,813)	(10,298)
	(19,899)	(17,839)	(37,738)
Out-of-period adjustments	(2,853)	4,781	1,928
Total adjustments	(22,752)	(13,058)	(35,810)
Income tax effect of adjustments	15,037	3,399	18,436
Increase (decrease) in net income	$(7,715)	$(9,659)	$(17,374)

(1)
Includes the correction of errors identified that occurred in fiscal 2007 and 2006 that were determined to be immaterial both individually and in the aggregate to those years. Consequently, a total of approximately $0.6 million and $0.5 million of pre-tax expense and after tax expense, respectively, identified in fiscal 2007 were recorded in fiscal 2008 as well as a total of approximately $0.4 million of both pre-tax income and after tax income identified in fiscal 2006 were recorded in the first quarter of fiscal 2008.

Investigation Related Adjustments:

As noted above, the Audit Committee’s investigation found that unsubstantiated entries (a) were made at the direction of the Philippines-based finance personnel in order to report results for manufacturing operations that would be consistent with internal expense projections, (b) generally resulted in an understatement of the Company’s cost of goods sold, and (c) were not directed or encouraged by, or done with the knowledge of, executive management. During the course of the investigation, various accounting errors which required adjustments were also identified. Adjustments for these unsubstantiated entries and errors affected cost of goods sold and the following balance sheet accounts:

•
Accounts payable and accrued liabilities:  The investigation found that certain expenses were understated by (a) not sufficiently accruing expenses or (b) reversing previously recorded expenses through manual journal entries that were not based on actual transactions or reasonable estimates of expenses. The accounts primarily affected were accruals for manufacturing expenses such as subcontracted wafering costs, electricity, and freight and other accrued expenses. Unsubstantiated entries were also recorded to reduce uninvoiced receipts liability accounts, with an offsetting reduction to cost of goods sold.

•
Inventories:  The investigation found that unsubstantiated entries were made to increase inventory and decrease cost of goods sold by adjusting variance capitalization amounts. In addition, inventory obsolescence was understated for materials used in-house by wafering services of silicon ingots.

Errors Identified during Course of Investigation:

Through the investigation, errors were also found in the Philippines relating to inventories, prepaid expenses and other current assets, property, plant and equipment, and accounts payable and accrued liabilities. The primary categories of these adjustments are discussed below:

•	Inventories: The Company recorded corrections related to accounting for inventories in-transit and scrap, as well as the methodology used to calculate the capitalization of inventory variances.

•
Prepaid expenses and other current assets:  Certain foreign individual income tax filings prepared for employees on foreign assignments contained omissions of taxable income. The amount of the estimated tax understatement plus interest and penalties less any employee receivables generated by the filing of amended returns has been included in the restated financials.

•	Property plant and equipment: In some instances, depreciation expense was not recorded in the proper period.

•	Accounts payable and accrued liabilities: Vendor credits were not properly applied and certain employee bonuses were not correctly accrued.

Out-Of-Period Adjustments:

As noted above, the Company also recorded out-of-period adjustments during the restatement periods that were previously considered to be immaterial. These adjustments related to Systems revenue, inventories, accounts payable and accruals and stock-based compensation. As part of the restatement these adjustments have now been reflected in the quarterly period in which a substantial portion of the errors arose (also see Note (1) to above table). The primary categories of these adjustments are discussed below:

•
Systems revenue: The Company determined it had improperly deferred revenue earned in 2008 due to the improper application of multiple element accounting.  In addition, the Company recorded revenue adjustments for several solar system contracts in 2008 for which costs to complete had not been properly estimated.  Also, the Company incorrectly recorded a materials-only sale using the percentage-of-completion method.

•	Inventories: Various inventory adjustments were the result of the improper accounting for consigned inventory, in-transit inventories, and standard costing.

•	Accounts payable and accruals: The Company noted several under and over accruals of operating expenses.

•	Stock based compensation: The Company determined it had recorded excess stock based compensation expense due to a spreadsheet error.

 Consolidated Statements of Operations

As a result of the findings of the Audit Committee’s independent investigation and in additional reviews performed by the Company, the Company has restated its interim financial data for the three quarterly periods in the year ended January 3, 2010 and for each of the quarterly periods in the year ended December 28, 2008. Revised disclosures regarding the Company’s quarterly financial results as restated is set forth below.

In addition, interim financial data for each quarter of fiscal 2008 reflect the retrospective application of new accounting guidance for both convertible debt instruments that may be settled in cash upon conversion and unvested share-based payment awards that contain rights to nonforfeitable dividends that are participating securities. Previously filed Quarterly Reports on Form 10-Q as of March 29, 2009, June 28, 2009 and September 27, 2009 reflected the retrospective application of such new accounting guidance. For additional details see Notes 1 and 2 of Notes to the Consolidated Financial Statements.

	Three Months Ended
	January 3	September 27		June 28		March 29
		As Previously Reported	As Restated	As Previously Reported	As Restated	As Previously Reported	As Restated
	(In thousands, except per share data)
Fiscal 2009:
Revenue	$547,938	$466,307	$465,361	$297,644	$299,341	$213,787	$211,643
Gross margin	110,977	89,284	99,830	58,463	40,678	47,748	32,235
Net income (loss)	8,672	12,831	19,644	24,171	14,559	(4,786)	(9,702)

Net income (loss) per share of class A and B commons stock, basic	$0.09	$0.14	$0.21	$0.27	$0.16	$(0.06)	$(0.12)

Net income (loss) per share of class A and B commons stock, duluted	$0.09	$0.13	$0.20	$0.26	$0.16	$(0.06)	$(0.12)

	Three Months Ended (1)
	December 28		September 28		June 29		March 30
	As Previously Reported	As Restated	As Previously Reported	As Restated	As Previously Reported	As Restated	As Previously Reported	As Restated
	(In thousands, except per share data)
Fiscal 2008:
Revenue	$400,967	$398,085	$377,500	$382,461	$382,751	$382,775	$273,701	$274,273
Gross margin	111,331	111,747	105,313	102,214	92,840	84,164	53,195	51,496
Net income	31,350	28,460	24,681	23,123	31,157	26,802	11,999	11,143

Net income per share of class A and B commons stock, basic	$0.37	$0.34	$0.30	$0.28	$0.39	$0.33	$0.15	$0.14

Net income per share of class A and B commons stock, duluted	$0.36	$0.33	$0.29	$0.27	$0.37	$0.32	$0.14	$0.13

(1)
Includes retrospective application for adoption of new accounting guidance for both convertible debt instruments that may be settled in cash upon conversion and unvested share-based payment awards that contain rights to nonforfeitable dividends that are participating securities (see Notes 1 and 2).

The tables below summarize the effects of the restatement adjustments for the first three quarters ended in fiscal 2008 and 2009.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEET
(In thousands)

	March 30, 2008
	As Previously Reported, As Adjusted (1)(2)	Restatement Adjustments	As Restated
Assets
Current assets:
Cash and cash equivalents	$132,522	$-	$132,522
Restricted cash and cash equivalents, current portion	30,727	-	30,727
Short-term investments	63,531	-	63,531
Accounts receivable, net	159,083	-	159,083
Costs and estimated earnings in excess of billings	61,675	-	61,675
Inventories	195,357	3,601	198,958
Advances to suppliers, current portion	59,612	-	59,612
Prepaid expenses and other current assets	57,491	(1,393)	56,098
Total current assets	759,998	2,208	762,206

Restricted cash and cash equivalents, net of current portion	92,710	-	92,710
Long-term investments	37,605	-	37,605
Property, plant and equipment, net	430,515	280	430,795
Goodwill	195,891	-	195,891
Other intangible assets, net	49,525	-	49,525
Advances to suppliers, net of current portion	105,066	-	105,066
Other long-term assets	37,366	(1,317)	36,049
Total assets	$1,708,676	$1,171	$1,709,847

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$156,404	$2,609	$159,013
Accrued liabilities	79,392	372	79,764
Billings in excess of costs and estimated earnings	28,251	-	28,251
Customer advances, current portion	11,490	-	11,490
Total current liabilities	275,537	2,981	278,518

Long-term debt	-	-	-
Convertible debt, net of current portion	339,290	-	339,290
Customer advances, net of current portion	58,320	-	58,320
Long-term deferred tax liability	28,918	-	28,918
Other long-term liabilities	24,734	(587)	24,147
Total liabilities	726,799	2,394	729,193
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value, 10,042,490 shares authorized; none issued and outstanding	-		-
Common stock, $0.001 par value, 157,500,000 shares of class B common stock authorized; 44,533,287 shares of class B common stock issued and outstanding; $0.001 par value, 217,500,000 shares of class A common stock authorized; 40,755,444 shares of class A common stock issued; 40,603,081 shares of class A common stock outstanding	85	-	85
Additional paid-in capital	965,561	(367)	965,194
Accumulated other comprehensive income	13,240	-	13,240
Retained earnings	8,300	(856)	7,444
	987,186	(1,223)	985,963
Less: 152,363 shares of class A common stock held in treasury, at cost	(5,309)	-	(5,309)
Total stockholders’ equity	981,877	(1,223)	980,654
Total liabilities and stockholders’ equity	$1,708,676	$1,171	$1,709,847

(1)
The previously reported Condensed Consolidated Balance Sheet as of March 30, 2008 was adjusted to include retrospective application for adoption of new accounting guidance for convertible debt instruments that may be settled in cash upon conversion (see Notes 1 and 2).

(2)	Certain short-term warranty reserves have been reclassified to long-term warranty reserves to conform to the current period presentation in the Company's Condensed Consolidated Balance Sheets.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Three Months Ended March 30, 2008
	As Previously Reported (1)	Restatement Adjustments	As Restated

Revenue:
Systems	$178,851	$572	$179,423
Components	94,850	-	94,850
Total revenue	273,701	572	274,273
Operating costs and expenses:
Cost of systems revenue	143,264	664	143,928
Cost of components revenue	77,242	1,607	78,849
Research and development	4,642	-	4,642
Selling, general and administrative	33,858	-	33,858
Total operating costs and expenses	259,006	2,271	261,277
Operating income	14,695	(1,699)	12,996
Other income (expense)
Interest income	4,147	-	4,147
Interest expense	(6,297)	280	(6,017)
Other, net	715	-	715
Other income (expense), net	(1,435)	280	(1,155)
Income before income taxes and equity in earnings of unconsolidated investees	13,260	(1,419)	11,841
Provision for income taxes	1,805	(525)	1,280
Income before equity in earnings of unconsolidated investees	11,455	(894)	10,561
Equity in earnings of unconsolidated investees	544	38	582
Net income	$11,999	$(856)	$11,143

Net income per share of class A and class B common stock:
Basic	$0.15	$(0.01)	$0.14
Diluted	$0.14	$(0.01)	$0.13

Weighted-average shares:
Basic	78,965		78,965
Diluted	83,002		83,002

(1)
Includes retrospective application for adoption of new accounting guidance for both convertible debt instruments that may be settled in cash upon conversion and unvested share-based payment awards that contain rights to nonforfeitable dividends that are participating securities (see Notes 1 and 2).

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(In thousands)

	Three Months Ended March 30, 2008
	As Previously Reported (1)	Restatement Adjustments	As Restated
Net income	$11,999	$(856)	$11,143
Other comprehensive income:
Translation adjustment	10,405	-	10,405
Unrealized loss on derivatives, net of tax	(1,456)	-	(1,456)
Unrealized loss on investments, net of tax	(1,471)	-	(1,471)
Total comprehensive income	$19,477	$(856)	$18,621

(1)	Includes retrospective application for adoption of new accounting guidance for convertible debt instruments that may be settled in cash upon conversion (see Notes 1 and 2).

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Three Months Ended March 30, 2008
	As Previously Reported (1)	Restatement Adjustments	As Restated
Cash flows from operating activities:
Net income	$11,999	$(856)	$11,143
Adjustments to reconcile net income to net cash used in operating activities:
Stock-based compensation	14,508	-	14,508
Depreciation	10,139	-	10,139
Amortization of other intangible assets	4,317	-	4,317
Impairment of investments and long-lived assets	5,489	-	5,489
Non-cash interest expense	4,384	-	4,384
Amortization of debt issuance costs	537	-	537
Equity in earnings of unconsolidated investees	(544)	(38)	(582)
Excess tax benefits from stock-based award activity	(4,361)	367	(3,994)
Deferred income taxes and other tax liabilities	(455)	(526)	(981)
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	(17,162)	-	(17,162)
Costs and estimated earnings in excess of billings	(20,709)	-	(20,709)
Inventories	(39,530)	(3,601)	(43,131)
Prepaid expenses and other assets	(13,948)	2,748	(11,200)
Advances to suppliers	(2,559)	-	(2,559)
Accounts payable and other accrued liabilities	22,983	2,553	25,536
Billings in excess of costs and estimated earnings	(43,663)	-	(43,663)
Customer advances	(786)	-	(786)
Net cash used in operating activities	(69,361)	647	(68,714)

Cash flows from investing activities:
Increase in restricted cash and cash equivalents	(55,550)	-	(55,550)
Purchases of property, plant and equipment	(50,790)	(280)	(51,070)
Purchases of available-for-sale securities	(50,970)	-	(50,970)
Proceeds from sales or maturities of available-for-sale securities	84,106	-	84,106
Cash paid for acquisitions, net of cash acquired	(13,484)	-	(13,484)
Cash paid for investments in joint ventures and other non-public companies	(5,625)	-	(5,625)
Net cash used in investing activities	(92,313)	(280)	(92,593)

Cash flows from financing activities:
Proceeds from exercise of stock options	1,138	-	1,138
Excess tax benefits from stock-based award activity	4,361	(367)	3,994
Purchases of stock for tax withholding obligations on vested restricted stock	(3,334)	-	(3,334)
Net cash provided by financing activities	2,165	(367)	1,798

Effects of exchange rate changes on cash and equivalents	6,817	-	6,817
Net decrease in cash and cash equivalents	(152,692)	-	(152,692)
Cash and cash equivalents at beginning of period	285,214	-	285,214
Cash and cash equivalents at end of period	$132,522	$-	$132,522

Non-cash transactions:
Additions to property, plant and equipment included in accounts payable and other accrued liabilities	$4,446	$-	$4,446
Non-cash interest expense capitalized and added to the cost of qualified assets	1,784	-	1,784
Change in goodwill relating to adjustments to acquired net assets	231	-	231

(1)	Includes retrospective application for adoption of new accounting guidance for convertible debt instruments that may be settled in cash upon conversion (see Notes 1 and 2).

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEET
(In thousands)

	June 29, 2008
	As Previously Reported, As Adjusted (1)(2)	Restatement Adjustments	As Restated
Assets
Current assets:
Cash and cash equivalents	$189,542	$-	$189,542
Restricted cash and cash equivalents, current portion	38,322	-	38,322
Short-term investments	37,233	-	37,233
Accounts receivable, net	249,459	-	249,459
Costs and estimated earnings in excess of billings	50,784	-	50,784
Inventories	223,447	(2,317)	221,130
Advances to suppliers, current portion	62,078	-	62,078
Prepaid expenses and other current assets	63,192	(2,513)	60,679
Total current assets	914,057	(4,830)	909,227

Restricted cash and cash equivalents, net of current portion	45,516	-	45,516
Long-term investments	25,086	-	25,086
Property, plant and equipment, net	464,146	243	464,389
Goodwill	195,930	-	195,930
Other intangible assets, net	45,623	-	45,623
Advances to suppliers, net of current portion	96,400	-	96,400
Other long-term assets	59,244	(443)	58,801
Total assets	$1,846,002	$(5,030)	$1,840,972

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$193,256	$1,410	$194,666
Accrued liabilities	92,089	1,563	93,652
Billings in excess of costs and estimated earnings	33,074	-	33,074
Convertible debt, current portion	151,680	-	151,680
Customer advances, current portion	15,340	-	15,340
Total current liabilities	485,439	2,973	488,412

Convertible debt, net of current portion	193,795	-	193,795
Customer advances, net of current portion	59,665	-	59,665
Long-term deferred tax liability	24,006	-	24,006
Other long-term liabilities	32,076	(774)	31,302
Total liabilities	794,981	2,199	797,180
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value, 10,042,490 shares authorized; none issued and outstanding	-		-
Common stock, $0.001 par value, 157,500,000 shares of class B common stock authorized; 44,533,287 shares of class B common stock issued and outstanding; $0.001 par value, 217,500,000 shares of class A common stock authorized; 40,999,717 shares of class A common stock issued; 40,832,234 shares of class A common stock outstanding	85	-	85
Additional paid-in capital	996,964	(2,018)	994,946
Accumulated other comprehensive income	20,684	-	20,684
Retained earnings	39,457	(5,211)	34,246
	1,057,190	(7,229)	1,049,961
Less: 167,483 shares of class A common stock held in treasury, at cost	(6,169)	-	(6,169)
Total stockholders’ equity	1,051,021	(7,229)	1,043,792
Total liabilities and stockholders’ equity	$1,846,002	$(5,030)	$1,840,972

(1)
The previously reported Condensed Consolidated Balance Sheet as of June 29, 2008 was adjusted to include retrospective application for adoption of new accounting guidance for convertible debt instruments that may be settled in cash upon conversion (see Notes 1 and 2).

(2)	Certain short-term warranty reserves have been reclassified to long-term warranty reserves to conform to the current period presentation in the Company's Condensed Consolidated Balance Sheets.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Three Months Ended June 29, 2008			Six Months Ended June 29, 2008
	As Previously Reported (1)	Restatement Adjustments	As Restated	As Previously Reported (1)	Restatement Adjustments	As Restated

Revenue:
Systems	$270,593	$24	$270,617	$449,444	$596	$450,040
Components	112,158	-	112,158	207,008	-	207,008
Total revenue	382,751	24	382,775	656,452	596	657,048
Operating costs and expenses:
Cost of systems revenue	209,223	3,843	213,066	352,487	4,507	356,994
Cost of components revenue	80,688	4,857	85,545	157,930	6,464	164,394
Research and development	4,813	-	4,813	9,455	-	9,455
Selling, general and administrative	43,208	-	43,208	77,066	-	77,066
Total operating costs and expenses	337,932	8,700	346,632	596,938	10,971	607,909
Operating income	44,819	(8,676)	36,143	59,514	(10,375)	49,139
Other income (expense)
Interest income	2,289	-	2,289	6,436	-	6,436
Interest expense	(6,097)	319	(5,778)	(12,394)	599	(11,795)
Other, net	(3,570)	-	(3,570)	(2,855)	-	(2,855)
Other income (expense), net	(7,378)	319	(7,059)	(8,813)	599	(8,214)
Income before income taxes and equity in earnings of unconsolidated investees	37,441	(8,357)	29,084	50,701	(9,776)	40,925
Provision for income taxes	7,614	(2,938)	4,676	9,419	(3,463)	5,956
Income before equity in earnings of unconsolidated investees	29,827	(5,419)	24,408	41,282	(6,313)	34,969
Equity in earnings of unconsolidated investees	1,330	1,064	2,394	1,874	1,102	2,976
Net income	$31,157	$(4,355)	$26,802	$43,156	$(5,211)	$37,945

Net income per share of class A and class B common stock:
Basic	$0.39	$(0.06)	$0.33	$0.54	$(0.06)	$0.48
Diluted	$0.37	$(0.05)	$0.32	$0.51	$(0.05)	$0.46

Weighted-average shares:
Basic	79,412		79,412	79,188		79,188
Diluted	83,365		83,365	83,182		83,182

(1)
Includes retrospective application for adoption of new accounting guidance for both convertible debt instruments that may be settled in cash upon conversion and unvested share-based payment awards that contain rights to nonforfeitable dividends that are participating securities (see Notes 1 and 2).

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Three Months Ended June 29, 2008			Six Months Ended June 29, 2008
	As Previously Reported (1)	Restatement Adjustments	As Restated	As Previously Reported (1)	Restatement Adjustments	As Restated
Net income	$31,157	$(4,355)	$26,802	$43,156	$(5,211)	$37,945
Other comprehensive income:
Translation adjustment	1,924	-	1,924	12,329	-	12,329
Unrealized gain on derivatives, net of tax	5,051	-	5,051	3,595	-	3,595
Unrealized gain (loss) on investments, net of tax	469	-	469	(1,002)	-	(1,002)
Total comprehensive income	$38,601	$(4,355)	$34,246	$58,078	$(5,211)	$52,867

(1)	Includes retrospective application for adoption of new accounting guidance for convertible debt instruments that may be settled in cash upon conversion (see Notes 1 and 2).

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Six Months Ended June 29, 2008
	As Previously Reported (1)	Restatement Adjustments	As Restated
Cash flows from operating activities:
Net income	$43,156	$(5,211)	$37,945
Adjustments to reconcile net income to net cash used in operating activities:
Stock-based compensation	33,115	-	33,115
Depreciation	22,053	356	22,409
Amortization of other intangible assets	8,351	-	8,351
Impairment of investments and long-lived assets	5,489	-	5,489
Non-cash interest expense	8,679	-	8,679
Amortization of debt issuance costs	1,074	-	1,074
Equity in earnings of unconsolidated investees	(1,874)	(1,102)	(2,976)
Excess tax benefits from stock-based award activity	(14,639)	2,018	(12,621)
Deferred income taxes and other tax liabilities	10,080	(3,463)	6,617
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	(103,132)	-	(103,132)
Costs and estimated earnings in excess of billings	(10,144)	-	(10,144)
Inventories	(67,799)	2,317	(65,482)
Prepaid expenses and other assets	(25,032)	4,058	(20,974)
Advances to suppliers	3,641	-	3,641
Accounts payable and other accrued liabilities	82,366	3,644	86,010
Billings in excess of costs and estimated earnings	(38,886)	-	(38,886)
Customer advances	4,130	-	4,130
Net cash used in operating activities	(39,372)	2,617	(36,755)

Cash flows from investing activities:
Increase in restricted cash and cash equivalents	(15,951)	-	(15,951)
Purchases of property, plant and equipment	(95,078)	(599)	(95,677)
Purchases of available-for-sale securities	(50,970)	-	(50,970)
Proceeds from sales or maturities of available-for-sale securities	121,921	-	121,921
Cash paid for acquisitions, net of cash acquired	(13,484)	-	(13,484)
Cash paid for investments in joint ventures and other non-public companies	(22,625)	-	(22,625)
Net cash used in investing activities	(76,187)	(599)	(76,786)

Cash flows from financing activities:
Proceeds from exercise of stock options	2,335	-	2,335
Excess tax benefits from stock-based award activity	14,639	(2,018)	12,621
Purchases of stock for tax withholding obligations on vested restricted stock	(4,194)	-	(4,194)
Net cash provided by financing activities	12,780	(2,018)	10,762

Effects of exchange rate changes on cash and equivalents	7,107	-	7,107
Net decrease in cash and cash equivalents	(95,672)	-	(95,672)
Cash and cash equivalents at beginning of period	285,214	-	285,214
Cash and cash equivalents at end of period	$189,542	$-	$189,542

Non-cash transactions:
Additions to property, plant and equipment included in accounts payable and other accrued liabilities	$3,838	$-	$3,838
Non-cash interest expense capitalized and added to the cost of qualified assets	3,820	-	3,820
Change in goodwill relating to adjustments to acquired net assets	231	-	231

(1)	Includes retrospective application for adoption of new accounting guidance for convertible debt instruments that may be settled in cash upon conversion (see Notes 1 and 2).

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEET
(In thousands)

	September 28, 2008
	As Previously Reported, As Adjusted (1)(2)	Restatement Adjustments	As Restated
Assets
Current assets:
Cash and cash equivalents	$256,616	$-	$256,616
Restricted cash and cash equivalents, current portion	47,983	-	47,983
Short-term investments	38,982	-	38,982
Accounts receivable, net	193,822	-	193,822
Costs and estimated earnings in excess of billings	56,717	3,913	60,630
Inventories	202,631	(12,872)	189,759
Advances to suppliers, current portion	60,082	-	60,082
Prepaid expenses and other current assets	64,752	(1,164)	63,588
Total current assets	921,585	(10,123)	911,462

Restricted cash and cash equivalents, net of current portion	62,057	-	62,057
Long-term investments	25,017	-	25,017
Property, plant and equipment, net	550,361	(1,542)	548,819
Goodwill	196,378	-	196,378
Other intangible assets, net	44,263	-	44,263
Advances to suppliers, net of current portion	84,759	-	84,759
Other long-term assets	62,400	456	62,856
Total assets	$1,946,820	$(11,209)	$1,935,611

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$255,719	$(2,826)	$252,893
Accrued liabilities	81,350	4,598	85,948
Billings in excess of costs and estimated earnings	9,640	968	10,608
Convertible debt, current portion	154,531	-	154,531
Customer advances, current portion	19,941	-	19,941
Total current liabilities	521,181	2,740	523,921

Convertible debt, net of current portion	197,286	-	197,286
Customer advances, net of current portion	96,631	-	96,631
Long-term deferred tax liability	16,067	-	16,067
Other long-term liabilities	32,451	(1,888)	30,563
Total liabilities	863,616	852	864,468
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value, 10,042,490 shares authorized; none issued and outstanding	-		-
Common stock, $0.001 par value, 150,000,000 shares of class B common stock authorized; 42,033,287 shares of class B common stock issued and outstanding; $0.001 par value, 217,500,000 shares of class A common stock authorized; 43,916,940 shares of class A common stock issued; 43,734,532 shares of class A common stock outstanding	86	-	86
Additional paid-in capital	1,022,397	(5,292)	1,017,105
Accumulated other comprehensive income	4,411	-	4,411
Retained earnings	64,138	(6,769)	57,369
	1,091,032	(12,061)	1,078,971
Less: 182,408 shares of class A common stock held in treasury, at cost	(7,828)	-	(7,828)
Total stockholders’ equity	1,083,204	(12,061)	1,071,143
Total liabilities and stockholders’ equity	$1,946,820	$(11,209)	$1,935,611

(1)
The previously reported Condensed Consolidated Balance Sheet as of September 28, 2008 was adjusted to include retrospective application for adoption of new accounting guidance for convertible debt instruments that may be settled in cash upon conversion (see Notes 1 and 2).

(2)	Certain short-term warranty reserves have been reclassified to long-term warranty reserves to conform to the current period presentation in the Company's Condensed Consolidated Balance Sheets.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Three Months Ended September 28, 2008			Nine Months Ended September 28, 2008
	As Previously Reported (1)	Restatement Adjustments	As Restated	As Previously Reported (1)	Restatement Adjustments	As Restated

Revenue:
Systems	$193,330	$4,961	$198,291	$642,774	$5,557	$648,331
Components	184,170	-	184,170	391,178	-	391,178
Total revenue	377,500	4,961	382,461	1,033,952	5,557	1,039,509
Operating costs and expenses:
Cost of systems revenue	158,829	4,199	163,028	511,316	8,706	520,022
Cost of components revenue	113,358	3,861	117,219	271,288	10,325	281,613
Research and development	6,049	-	6,049	15,504	-	15,504
Selling, general and administrative	46,075	-	46,075	123,141	-	123,141
Total operating costs and expenses	324,311	8,060	332,371	921,249	19,031	940,280
Operating income	53,189	(3,099)	50,090	112,703	(13,474)	99,229
Other income (expense)
Interest income	2,650	-	2,650	9,086	-	9,086
Interest expense	(5,743)	399	(5,344)	(18,137)	998	(17,139)
Other, net	(5,691)	-	(5,691)	(8,546)	-	(8,546)
Other income (expense), net	(8,784)	399	(8,385)	(17,597)	998	(16,599)
Income before income taxes and equity in earnings of unconsolidated investees	44,405	(2,700)	41,705	95,106	(12,476)	82,630
Provision for income taxes	21,856	(444)	21,412	31,275	(3,907)	27,368
Income before equity in earnings of unconsolidated investees	22,549	(2,256)	20,293	63,831	(8,569)	55,262
Equity in earnings of unconsolidated investees	2,132	698	2,830	4,006	1,800	5,806
Net income	$24,681	$(1,558)	$23,123	$67,837	$(6,769)	$61,068

Net income per share of class A and class B common stock:
Basic	$0.30	$(0.02)	$0.28	$0.84	$(0.08)	$0.76
Diluted	$0.29	$(0.02)	$0.27	$0.80	$(0.08)	$0.72

Weighted-average shares:
Basic	80,465		80,465	79,614		79,614
Diluted	84,064		84,064	83,477		83,477

(1)
Includes retrospective application for adoption of new accounting guidance for both convertible debt instruments that may be settled in cash upon conversion and unvested share-based payment awards that contain rights to nonforfeitable dividends that are participating securities (see Notes 1 and 2).

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Three Months Ended September 28, 2008			Nine Months Ended September 28, 2008
	As Previously Reported (1)	Restatement Adjustments	As Restated	As Previously Reported (1)	Restatement Adjustments	As Restated
Net income	$24,681	$(1,558)	$23,123	$67,837	$(6,769)	$61,068
Other comprehensive income:
Translation adjustment	(16,570)	-	(16,570)	(4,241)	-	(4,241)
Unrealized gain on derivatives, net of tax	435	-	435	4,030	-	4,030
Unrealized loss on investments, net of tax	(138)	-	(138)	(1,140)	-	(1,140)
Total comprehensive income	$8,408	$(1,558)	$6,850	$66,486	$(6,769)	$59,717

(1)	Includes retrospective application for adoption of new accounting guidance for convertible debt instruments that may be settled in cash upon conversion (see Notes 1 and 2).

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Nine Months Ended September 28, 2008
	As Previously Reported (1)	Restatement Adjustments	As Restated
Cash flows from operating activities:
Net income	$67,837	$(6,769)	$61,068
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	52,026	-	52,026
Depreciation	35,741	356	36,097
Amortization of other intangible assets	12,552	-	12,552
Impairment of investments and long-lived assets	3,136	-	3,136
Non-cash interest expense	12,717	-	12,717
Amortization of debt issuance costs	1,611	-	1,611
Equity in earnings of unconsolidated investees	(4,006)	(1,800)	(5,806)
Excess tax benefits from stock-based award activity	(33,899)	5,292	(28,607)
Deferred income taxes and other tax liabilities	29,738	(3,908)	25,830
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	(55,324)	-	(55,324)
Costs and estimated earnings in excess of billings	(17,700)	(3,913)	(21,613)
Inventories	(48,301)	12,872	(35,429)
Prepaid expenses and other assets	(29,636)	2,509	(27,127)
Advances to suppliers	19,102	-	19,102
Accounts payable and other accrued liabilities	76,513	125	76,638
Billings in excess of costs and estimated earnings	(60,064)	968	(59,096)
Customer advances	45,884	-	45,884
Net cash provided by operating activities	107,927	5,732	113,659

Cash flows from investing activities:
Increase in restricted cash and cash equivalents	(42,153)	-	(42,153)
Purchases of property, plant and equipment	(150,302)	(440)	(150,742)
Purchases of available-for-sale securities	(65,748)	-	(65,748)
Proceeds from sales or maturities of available-for-sale securities	133,948	-	133,948
Cash paid for acquisitions, net of cash acquired	(18,311)	-	(18,311)
Cash paid for investments in joint ventures and other non-public companies	(24,625)	-	(24,625)
Net cash used in investing activities	(167,191)	(440)	(167,631)

Cash flows from financing activities:
Proceeds from exercise of stock options	3,786	-	3,786
Excess tax benefits from stock-based award activity	33,899	(5,292)	28,607
Purchases of stock for tax withholding obligations on vested restricted stock	(5,853)	-	(5,853)
Net cash provided by financing activities	31,832	(5,292)	26,540

Effects of exchange rate changes on cash and equivalents	(1,166)	-	(1,166)
Net decrease in cash and cash equivalents	(28,598)	-	(28,598)
Cash and cash equivalents at beginning of period	285,214	-	285,214
Cash and cash equivalents at end of period	$256,616	$-	$256,616

Non-cash transactions:
Additions to property, plant and equipment included in accounts payable and other accrued liabilities	$46,780	$(1,626)	$45,154
Non-cash interest expense capitalized and added to the cost of qualified assets	6,367	-	6,367
Issuance of common stock for purchase acquisition	3,054	-	3,054
Change in goodwill relating to adjustments to acquired net assets	231	-	231

(1)	Includes retrospective application for adoption of new accounting guidance for convertible debt instruments that may be settled in cash upon conversion (see Notes 1 and 2).

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEET
(In thousands)

	March 29, 2009
	As Previously Reported (1)	Restatement Adjustments	As Restated
Assets
Current assets:
Cash and cash equivalents	$149,110	$-	$149,110
Restricted cash and cash equivalents, current portion	12,663	-	12,663
Short-term investments	2,297	-	2,297
Accounts receivable, net	149,179	-	149,179
Costs and estimated earnings in excess of billings	34,164	(1,195)	32,969
Inventories	343,169	(13,108)	330,061
Advances to suppliers, current portion	39,647	-	39,647
Prepaid expenses and other current assets	75,119	3,723	78,842
Total current assets	805,348	(10,580)	794,768

Restricted cash and cash equivalents, net of current portion	171,799	-	171,799
Long-term investments	18,971	-	18,971
Property, plant and equipment, net	687,159	(10,555)	676,604
Goodwill	196,224	-	196,224
Other intangible assets, net	35,385	-	35,385
Advances to suppliers, net of current portion	114,879	-	114,879
Other long-term assets	78,316	(7,635)	70,681
Total assets	$2,108,081	$(28,770)	$2,079,311

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$272,600	$(6,752)	$265,848
Accrued liabilities	82,836	(11,205)	71,631
Billings in excess of costs and estimated earnings	6,904	8,528	15,432
Customer advances, current portion	15,404	(1,320)	14,084
Total current liabilities	377,744	(10,749)	366,995

Long-term debt	103,850	-	103,850
Convertible debt, net of current portion	363,768	-	363,768
Customer advances, net of current portion	85,668	-	85,668
Long-term deferred tax liability	10,963	(1,648)	9,315
Other long-term liabilities	46,019	(541)	45,478
Total liabilities	988,012	(12,938)	975,074
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value, 10,042,490 shares authorized; none issued and outstanding	-	-	-
Common stock, $0.001 par value, 150,000,000 shares of class B common stock authorized; 42,033,287 shares of class B common stock issued and outstanding; $0.001 par value, 217,500,000 shares of class A common stock authorized; 44,274,852 shares of class A common stock issued; 43,999,060 shares of class A common stock outstanding	86	-	86
Additional paid-in capital	1,077,851	(1,257)	1,076,594
Accumulated other comprehensive loss	(19,677)	-	(19,677)
Retained earnings	72,825	(14,575)	58,250
	1,131,085	(15,832)	1,115,253
Less: 275,792 shares of class A common stock held in treasury, at cost	(11,016)	-	(11,016)
Total stockholders’ equity	1,120,069	(15,832)	1,104,237
Total liabilities and stockholders’ equity	$2,108,081	$(28,770)	$2,079,311

(1)	Certain short-term warranty reserves have been reclassified to long-term warranty reserves to conform to the current period presentation in the Company's Condensed Consolidated Balance Sheets.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Three Months Ended March 29, 2009
	As Previously Reported	Restatement Adjustments	As Restated

Revenue:
Systems	$106,097	$(2,144)	$103,953
Components	107,690	-	107,690
Total revenue	213,787	(2,144)	211,643
Operating costs and expenses:
Cost of systems revenue	88,351	6,973	95,324
Cost of components revenue	77,688	6,396	84,084
Research and development	7,964	(84)	7,880
Selling, general and administrative	42,283	121	42,404
Total operating costs and expenses	216,286	13,406	229,692
Operating loss	(2,499)	(15,550)	(18,049)
Other income (expense)
Interest income	1,184	-	1,184
Interest expense	(6,121)	-	(6,121)
Other, net	(7,157)	-	(7,157)
Other income (expense), net	(12,094)	-	(12,094)
Loss before income taxes and equity in earnings of unconsolidated investees	(14,593)	(15,550)	(30,143)
Benefit from income taxes	(8,562)	(10,634)	(19,196)
Loss before equity in earnings of unconsolidated investees	(6,031)	(4,916)	(10,947)
Equity in earnings of unconsolidated investees	1,245	-	1,245
Net loss	$(4,786)	$(4,916)	$(9,702)

Net loss per share of class A and class B common stock:
Basic	$(0.06)	$(0.06)	$(0.12)
Diluted	$(0.06)	$(0.06)	$(0.12)

Weighted-average shares:
Basic	83,749		83,749
Diluted	83,749		83,749

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(In thousands)

	Three Months Ended March 29, 2009
	As Previously Reported	Restatement Adjustments	As Restated
Net loss	$(4,786)	$(4,916)	$(9,702)
Other comprehensive income (loss):
Translation adjustment	(16,608)	-	(16,608)
Unrealized gain on derivatives, net of tax	22,534	-	22,534
Unrealized gain on investments, net of tax	8	-	8
Total comprehensive income (loss)	$1,148	$(4,916)	$(3,768)

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Three Months Ended March 29, 2009
	As Previously Reported	Restatement Adjustments	As Restated
Cash flows from operating activities:
Net loss	$(4,786)	$(4,916)	$(9,702)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	9,483	(429)	9,054
Depreciation	18,365	-	18,365
Amortization of other intangible assets	4,052	-	4,052
Impairment of investments and long-lived assets	1,318	-	1,318
Non-cash interest expense	5,021	-	5,021
Amortization of debt issuance costs	537	-	537
Equity in earnings of unconsolidated investees	(1,245)	-	(1,245)
Deferred income taxes and other tax liabilities	(6,369)	(10,634)	(17,003)
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	40,931	-	40,931
Costs and estimated earnings in excess of billings	(3,797)	619	(3,178)
Inventories	(95,870)	9,821	(86,049)
Prepaid expenses and other assets	11,913	(242)	11,671
Advances to suppliers	7,993	-	7,993
Accounts payable and other accrued liabilities	(27,199)	2,401	(24,798)
Billings in excess of costs and estimated earnings	(4,612)	4,700	88
Customer advances	(8,860)	(1,320)	(10,180)
Net cash used in operating activities	(53,125)	-	(53,125)

Cash flows from investing activities:
Increase in restricted cash and cash equivalents	(9,185)	-	(9,185)
Purchases of property, plant and equipment	(52,101)	-	(52,101)
Proceeds from sales or maturities of available-for-sale securities	18,177	-	18,177
Net cash used in investing activities	(43,109)	-	(43,109)

Cash flows from financing activities:
Proceeds from issuance of long-term debt, net of issuance costs	51,232	-	51,232
Proceeds from exercise of stock options	396	-	396
Purchases of stock for tax withholding obligations on vested restricted stock	(2,359)	-	(2,359)
Net cash provided by financing activities	49,269	-	49,269

Effects of exchange rate changes on cash and equivalents	(6,256)	-	(6,256)
Net decrease in cash and cash equivalents	(53,221)	-	(53,221)
Cash and cash equivalents at beginning of period	202,331	-	202,331
Cash and cash equivalents at end of period	$149,110	$-	$149,110

Non-cash transactions:
Additions to property, plant and equipment included in accounts payable and other accrued liabilities	$22,571	$(3,791)	$18,780
Non-cash interest expense capitalized and added to the cost of qualified assets	2,073	-	2,073

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEET
(In thousands)

	June 28, 2009
	As Previously Reported (1)	Restatement Adjustments	As Restated
Assets
Current assets:
Cash and cash equivalents	$456,835	$-	$456,835
Restricted cash and cash equivalents, current portion	28,303	-	28,303
Short-term investments	796	-	796
Accounts receivable, net	219,644	-	219,644
Costs and estimated earnings in excess of billings	11,133	716	11,849
Inventories	262,893	(17,431)	245,462
Advances to suppliers, current portion	27,951	(297)	27,654
Prepaid expenses and other current assets	122,260	2,183	124,443
Total current assets	1,129,815	(14,829)	1,114,986

Restricted cash and cash equivalents, net of current portion	189,235	-	189,235
Long-term investments	18,482	-	18,482
Property, plant and equipment, net	683,011	(10,587)	672,424
Goodwill	197,693	-	197,693
Other intangible assets, net	33,089	-	33,089
Advances to suppliers, net of current portion	113,197	-	113,197
Other long-term assets	85,826	(7,635)	78,191
Total assets	$2,450,348	$(33,051)	$2,417,297

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$151,987	$10,995	$162,982
Accrued liabilities	105,960	(14,030)	91,930
Billings in excess of costs and estimated earnings	50,710	-	50,710
Customer advances, current portion	19,005	-	19,005
Total current liabilities	327,662	(3,035)	324,627

Long-term debt	136,338	-	136,338
Convertible debt, net of current portion	532,840	-	532,840
Customer advances, net of current portion	83,211	-	83,211
Long-term deferred tax liability	9,279	(1,648)	7,631
Other long-term liabilities	48,633	(743)	47,890
Total liabilities	1,137,963	(5,426)	1,132,537
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value, 10,042,490 shares authorized; none issued and outstanding	-		-
Common stock, $0.001 par value, 150,000,000 shares of class B common stock authorized; 42,033,287 shares of class B common stock issued and outstanding; $0.001 par value, 217,500,000 shares of class A common stock authorized; 54,867,940 shares of class A common stock issued; 54,566,166 shares of class A common stock outstanding	97	-	97
Additional paid-in capital	1,263,166	(3,438)	1,259,728
Accumulated other comprehensive loss	(36,095)	-	(36,095)
Retained earnings	96,996	(24,187)	72,809
	1,324,164	(27,625)	1,296,539
Less: 301,774 shares of class A common stock held in treasury, at cost	(11,779)	-	(11,779)
Total stockholders’ equity	1,312,385	(27,625)	1,284,760
Total liabilities and stockholders’ equity	$2,450,348	$(33,051)	$2,417,297

(1)	Certain short-term warranty reserves have been reclassified to long-term warranty reserves to conform to the current period presentation in the Company's Condensed Consolidated Balance Sheets.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Three Months Ended June 28, 2009			Six Months Ended June 28, 2009
	As Previously Reported	Restatement Adjustments	As Restated	As Previously Reported	Restatement Adjustments	As Restated

Revenue:
Systems	$108,724	$1,697	$110,421	$214,821	$(447)	$214,374
Components	188,920	-	188,920	296,610	-	296,610
Total revenue	297,644	1,697	299,341	511,431	(447)	510,984
Operating costs and expenses:
Cost of systems revenue	91,793	4,243	96,036	180,144	11,216	191,360
Cost of components revenue	147,388	15,239	162,627	225,076	21,635	246,711
Research and development	6,853	84	6,937	14,817	-	14,817
Selling, general and administrative	41,755	1,020	42,775	84,038	1,141	85,179
Total operating costs and expenses	287,789	20,586	308,375	504,075	33,992	538,067
Operating income (loss)	9,855	(18,889)	(9,034)	7,356	(34,439)	(27,083)
Other income (expense)
Interest income	765	-	765	1,949	-	1,949
Interest expense	(9,528)	-	(9,528)	(15,649)	-	(15,649)
Gain on purchased options	21,193	-	21,193	21,193	-	21,193
Other, net	2,807	-	2,807	(4,350)	-	(4,350)
Other income (expense), net	15,237	-	15,237	3,143	-	3,143
Income (loss) before income taxes and equity in earnings of unconsolidated investees	25,092	(18,889)	6,203	10,499	(34,439)	(23,940)
Provision for (benefit from) income taxes	4,054	(9,277)	(5,223)	(4,508)	(19,911)	(24,419)
Income before equity in earnings of unconsolidated investees	21,038	(9,612)	11,426	15,007	(14,528)	479
Equity in earnings of unconsolidated investees	3,133	-	3,133	4,378	-	4,378
Net income	$24,171	$(9,612)	$14,559	$19,385	$(14,528)	$4,857

Net income per share of class A and class B common stock:
Basic	$0.27	$(0.11)	$0.16	$0.22	$(0.16)	$0.06
Diluted	$0.26	$(0.10)	$0.16	$0.22	$(0.17)	$0.05

Weighted-average shares:
Basic	90,873		90,873	87,311		87,311
Diluted	98,412		92,640	89,110		89,110

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)

	Three Months Ended June 28, 2009			Six Months Ended June 28, 2009
	As Previously Reported	Restatement Adjustments	As Restated	As Previously Reported	Restatement Adjustments	As Restated
Net income	$24,171	$(9,612)	$14,559	$19,385	$(14,528)	$4,857
Other comprehensive income (loss):
Translation adjustment	2,550	-	2,550	(14,058)		(14,058)
Unrealized gain (loss) on derivatives, net of tax	(18,968)	-	(18,968)	3,566		3,566
Unrealized gain on investments, net of tax	-	-	-	8		8
Total comprehensive income (loss)	$7,753	$(9,612)	$(1,859)	$8,901	$(14,528)	$(5,627)

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Six Months Ended June 28, 2009
	As Previously Reported	Restatement Adjustments	As Restated
Cash flows from operating activities:
Net income	$19,385	$(14,528)	$4,857
Adjustments to reconcile net income to net cash used in operating activities:
Stock-based compensation	21,130	-	21,130
Depreciation	38,934	-	38,934
Amortization of other intangible assets	8,150	-	8,150
Impairment of investments and long-lived assets	1,807	-	1,807
Non-cash interest expense	10,936	-	10,936
Amortization of debt issuance costs	1,721	-	1,721
Gain on purchased options	(21,193)	-	(21,193)
Equity in earnings of unconsolidated investees	(4,378)	-	(4,378)
Excess tax benefits from stock-based award activity	(2,610)	2,610	-
Deferred income taxes and other tax liabilities	(9,874)	(19,911)	(29,785)
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	(24,491)	-	(24,491)
Costs and estimated earnings in excess of billings	19,371	(1,292)	18,079
Inventories	(8,063)	14,144	6,081
Prepaid expenses and other assets	(23,378)	1,298	(22,080)
Advances to suppliers	21,442	297	21,739
Accounts payable and other accrued liabilities	(129,458)	23,820	(105,638)
Billings in excess of costs and estimated earnings	38,356	(3,828)	34,528
Customer advances	(8,086)	-	(8,086)
Net cash used in operating activities	(50,299)	2,610	(47,689)

Cash flows from investing activities:
Increase in restricted cash and cash equivalents	(42,336)	-	(42,336)
Purchases of property, plant and equipment	(111,667)	-	(111,667)
Proceeds from sale of equipment to third-party	7,902	-	7,902
Proceeds from sales or maturities of available-for-sale securities	19,678	-	19,678
Net cash used in investing activities	(126,423)	-	(126,423)

Cash flows from financing activities:
Proceeds from issuance of long-term debt, net of issuance costs	82,150	-	82,150
Proceeds from issuance of convertible debt, net of issuance costs	225,018	-	225,018
Proceeds from offering of class A common stock, net of offering expenses	218,895	-	218,895
Cash paid for repurchased convertible debt	(67,949)	-	(67,949)
Cash paid for purchased options	(97,336)	-	(97,336)
Proceeds from warrant transactions	71,001	-	71,001
Proceeds from exercise of stock options	838	-	838
Excess tax benefits from stock-based award activity	2,610	(2,610)	-
Purchases of stock for tax withholding obligations on vested restricted stock	(3,122)	-	(3,122)
Net cash provided by financing activities	432,105	(2,610)	429,495

Effects of exchange rate changes on cash and equivalents	(879)	-	(879)
Net increase in cash and cash equivalents	254,504	-	254,504
Cash and cash equivalents at beginning of period	202,331	-	202,331
Cash and cash equivalents at end of period	$456,835	$-	$456,835

Non-cash transactions:
Non-cash interest expense capitalized and added to the cost of qualified assets	$3,583	$-	$3,583
Issuance of common stock for purchase acquisition	1,471	-	1,471

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEET
(In thousands)

	September 27, 2009
	As Previously Reported (1)	Restatement Adjustments	As Restated
Assets
Current assets:
Cash and cash equivalents	$472,126	$-	$472,126
Restricted cash and cash equivalents, current portion	77,088	-	77,088
Short-term investments	796	-	796
Accounts receivable, net	243,528	-	243,528
Costs and estimated earnings in excess of billings	73,519	-	73,519
Inventories	239,211	(10,149)	229,062
Advances to suppliers, current portion	22,718	(297)	22,421
Prepaid expenses and other current assets	107,294	1,456	108,750
Total current assets	1,236,280	(8,990)	1,227,290

Restricted cash and cash equivalents, net of current portion	243,700	-	243,700
Long-term investments	8,426	-	8,426
Property, plant and equipment, net	695,409	(10,857)	684,552
Goodwill	198,329	-	198,329
Other intangible assets, net	29,115	-	29,115
Advances to suppliers, net of current portion	115,136	-	115,136
Other long-term assets	89,836	(6,935)	82,901
Total assets	$2,616,231	$(26,782)	$2,589,449

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$232,547	$6,197	$238,744
Accrued liabilities	127,548	(3,771)	123,777
Billings in excess of costs and estimated earnings	17,484	-	17,484
Short-term debt	3,750	-	3,750
Convertible debt, current portion	135,518	-	135,518
Customer advances, current portion	22,406	-	22,406
Total current liabilities	539,253	2,426	541,679

Long-term debt	188,915	-	188,915
Convertible debt, net of current portion	395,438	-	395,438
Customer advances, net of current portion	74,736	-	74,736
Long-term deferred tax liability	9,468	(1,648)	7,820
Other long-term liabilities	54,795	(1,741)	53,054
Total liabilities	1,262,605	(963)	1,261,642
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value, 10,042,490 shares authorized; none issued and outstanding	-	-	-
Common stock, $0.001 par value, 150,000,000 shares of class B common stock authorized; 42,033,287 shares of class B common stock issued and outstanding; $0.001 par value, 217,500,000 shares of class A common stock authorized; 55,186,633 shares of class A common stock issued; 54,858,480 shares of class A common stock outstanding	97	-	97
Additional paid-in capital	1,287,711	(8,445)	1,279,266
Accumulated other comprehensive loss	(31,644)	-	(31,644)
Retained earnings	109,827	(17,374)	92,453
	1,365,991	(25,819)	1,340,172
Less: 328,153 shares of class A common stock held in treasury, at cost	(12,365)	-	(12,365)
Total stockholders’ equity	1,353,626	(25,819)	1,327,807
Total liabilities and stockholders’ equity	$2,616,231	$(26,782)	$2,589,449

(1)	Certain short-term warranty reserves have been reclassified to long-term warranty reserves to conform to the current period presentation in the Company's Condensed Consolidated Balance Sheets.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
	As Previously Reported	Restatement Adjustments	As Restated	As Previously Reported	Restatement Adjustments	As Restated

Revenue:
Systems	$168,412	$(946)	$167,466	$383,233	$(1,393)	$381,840
Components	297,895	-	297,895	594,505	-	594,505
Total revenue	466,307	(946)	465,361	977,738	(1,393)	976,345
Operating costs and expenses:
Cost of systems revenue	144,859	(2,789)	142,070	325,003	8,427	333,430
Cost of components revenue	232,164	(8,703)	223,461	457,240	12,932	470,172
Research and development	8,250	-	8,250	23,067	-	23,067
Selling, general and administrative	46,473	(1,141)	45,332	130,511	-	130,511
Total operating costs and expenses	431,746	(12,633)	419,113	935,821	21,359	957,180
Operating income	34,561	11,687	46,248	41,917	(22,752)	19,165
Other income (expense)
Interest income	-	-	-	1,949	-	1,949
Interest expense	(9,854)	-	(9,854)	(25,503)	-	(25,503)
Gain on purchased options	-	-	-	21,193	-	21,193
Other, net	585	-	585	(3,765)	-	(3,765)
Other income (expense), net	(9,269)	-	(9,269)	(6,126)	-	(6,126)
Income before income taxes and equity in earnings of unconsolidated investees	25,292	11,687	36,979	35,791	(22,752)	13,039
Provision for (benefit from) income taxes	15,088	4,874	19,962	10,580	(15,037)	(4,457)
Income before equity in earnings of unconsolidated investees	10,204	6,813	17,017	25,211	(7,715)	17,496
Equity in earnings of unconsolidated investees	2,627	-	2,627	7,005	-	7,005
Net income	$12,831	$6,813	$19,644	$32,216	$(7,715)	$24,501

Net income per share of class A and class B common stock:
Basic	$0.14	$0.07	$0.21	$0.36	$(0.09)	$0.27
Diluted	$0.13	$0.07	$0.20	$0.35	$(0.08)	$0.27

Weighted-average shares:
Basic	94,668		94,668	89,764		89,764
Diluted	96,319		105,031	91,513		91,513

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Three Months Ended September 27, 2009			Nine Months Ended September 27, 2009
	As Previously Reported	Restatement Adjustments	As Restated	As Previously Reported	Restatement Adjustments	As Restated
Net income	$12,831	$6,813	$19,644	$32,216	$(7,715)	$24,501
Other comprehensive income:
Translation adjustment	4,124	-	4,124	(9,934)	-	(9,934)
Unrealized gain on derivatives, net of tax	327	-	327	3,893	-	3,893
Unrealized gain on investments, net of tax	-	-	-	8	-	8
Total comprehensive income	$17,282	$6,813	$24,095	$26,183	$(7,715)	$18,468

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Nine Months Ended September 27, 2009
	As Previously Reported	Restatement Adjustments	As Restated
Cash flows from operating activities:
Net income	$32,216	$(7,715)	$24,501
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	34,204	-	34,204
Depreciation	60,348	-	60,348
Amortization of other intangible assets	12,296	-	12,296
Impairment of investments and long-lived assets	1,997	-	1,997
Non-cash interest expense	16,186	-	16,186
Amortization of debt issuance costs	2,454	-	2,454
Gain on purchased options	(21,193)	-	(21,193)
Equity in earnings of unconsolidated investees	(7,005)	-	(7,005)
Excess tax benefits from stock-based award activity	(14,744)	7,617	(7,127)
Deferred income taxes and other tax liabilities	277	(15,037)	(14,760)
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	(43,285)	-	(43,285)
Costs and estimated earnings in excess of billings	(41,416)	(576)	(41,992)
Inventories	20,914	6,862	27,776
Prepaid expenses and other assets	(7,940)	1,325	(6,615)
Advances to suppliers	24,877	297	25,174
Accounts payable and other accrued liabilities	(31,345)	18,203	(13,142)
Billings in excess of costs and estimated earnings	4,877	(3,828)	1,049
Customer advances	(13,639)	-	(13,639)
Net cash provided by operating activities	30,079	7,148	37,227

Cash flows from investing activities:
Increase in restricted cash and cash equivalents	(145,583)	-	(145,583)
Purchases of property, plant and equipment	(150,093)	469	(149,624)
Proceeds from sale of equipment to third-party	9,878	-	9,878
Proceeds from sales or maturities of available-for-sale securities	29,545	-	29,545
Cash paid for investments in joint ventures and other non-public companies	(1,500)	-	(1,500)
Net cash used in investing activities	(257,753)	469	(257,284)

Cash flows from financing activities:
Proceeds from issuance of long-term debt, net of issuance costs	137,735	-	137,735
Proceeds from issuance of convertible debt, net of issuance costs	225,018	-	225,018
Proceeds from offering of class A common stock, net of offering expenses	218,781	-	218,781
Cash paid for repurchased convertible debt	(75,636)	-	(75,636)
Cash paid for purchased options	(97,336)	-	(97,336)
Proceeds from warrant transactions	71,001	-	71,001
Proceeds from exercise of stock options	1,408	-	1,408
Excess tax benefits from stock-based award activity	14,744	(7,617)	7,127
Purchases of stock for tax withholding obligations on vested restricted stock	(3,708)	-	(3,708)
Net cash provided by financing activities	492,007	(7,617)	484,390

Effects of exchange rate changes on cash and equivalents	5,462	-	5,462
Net increase in cash and cash equivalents	269,795	-	269,795
Cash and cash equivalents at beginning of period	202,331	-	202,331
Cash and cash equivalents at end of period	$472,126	$-	$472,126

Non-cash transactions:
Non-cash interest expense capitalized and added to the cost of qualified assets	$4,456	$-	$4,456
Issuance of common stock for purchase acquisition	1,471	-	1,471
Issuance of common stock for repurchased convertible debt	-	-	-
Change in goodwill relating to adjustments to acquired net assets	-	-	-

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

ITEM 9A: CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

Management of the Company, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures as of January 3, 2010. Based on that evaluation, management concluded that our disclosure controls and procedures were not effective as of January 3, 2010 because of the material weaknesses in our internal control over financial reporting described below.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness of internal control over financial reporting to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management of the Company, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting as of January 3, 2010 based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on that evaluation, management concluded that our internal control over financial reporting was not effective as of January 3, 2010 because of the material weaknesses described below.

A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis. In connection with management's assessment of our internal control over financial reporting described above, management has identified the control deficiencies as of January 3, 2010 described in the following paragraph that constituted two material weaknesses in our operations in the Philippines.

There was not an effective control environment in our Philippines operations. Specifically, certain of the Company's employees in the Philippines violated the Company’s code of business conduct and ethics. Individuals in the Company's Philippines finance organization intentionally proposed and/or approved journal entries that were not substantiated by actual transactions or costs. Further, we did not maintain in the Philippines operations, a sufficient complement of personnel with an appropriate level of accounting knowledge, experience and training to ensure that our controls, and specifically our controls over inventory variance capitalization, were effective.

The material weaknesses in our Philippines operations led to misstatements which ultimately resulted in the Company restating its financial statements as of and for the year ended December 28, 2008 and financial data for each of the quarterly periods for the year then ended and for the first three quarterly periods in the year ended January 3, 2010.

Because of the material weaknesses described above in our Philippine’s operations, management has concluded that we did not maintain effective internal control over financial reporting as of January 3, 2010.

The effectiveness of our internal control over financial reporting as of January 3, 2010 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, included herein.

Consideration of the Impact of Restatement on Internal Control over Financial Reporting

On November 16, 2009, the Company announced that its Audit Committee commenced an independent investigation into certain accounting and financial reporting matters at our Philippines operations (“SPML”). The Audit Committee retained independent counsel, forensic accountants and other experts to assist it in conducting the investigation.

As a result of the investigation, the Audit Committee concluded that certain unsubstantiated accounting entries were made at the direction of the Philippines-based finance personnel in order to report results for manufacturing operations that would be consistent with internal expense projections. The entries generally resulted in an understatement of our Company’s cost of goods sold (referred to as “cost of revenue” in our Statements of Operations).

The Audit Committee concluded that the efforts were not directed at achieving the Company’s overall financial results or financial analysts’ projections of the Company’s financial results. The Audit Committee also determined that these accounting issues were confined to the accounting function in the Philippines. Finally, the Audit Committee concluded that executive management neither directed nor encouraged, nor was aware of, these activities and was not provided with accurate information concerning the unsubstantiated entries. In addition to the unsubstantiated entries, during the Audit Committee investigation various accounting errors were discovered by the investigation and by management. As a result, the Company restated its consolidated financial statements as of and for the year ended December 28, 2008 and consolidated financial data for each of the quarterly periods for the year then ended as well as for the first three quarterly periods in the year ended January 3, 2010. See Part II — “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations” including “–Restatement of Consolidated Financial Statements and Related Proceedings” and “Item 8: Financial Statements and Supplementary Data” including “–Note 2. Restatement of Previously Issued Consolidated Financial Statements.”

    In addition, in connection with the Audit Committee investigation, management determined that the Company’s controls over the completeness, accuracy, and review of manual journal entries and account reconciliations were ineffective in their operation in the Philippines. This material weakness contributed to misstatements that impacted prepaid expenses, property, plant and equipment, accounts payable, accrued liabilities, inventories, and cost of revenues in the consolidated financial statements. Management has concluded that this material weakness had been remediated as of January 3, 2010 as discussed below in our description of our remediation activities.

Remediation of Material Weakness in 2009

Prior to the end of our 2009 fiscal year, management of our Company implemented new processes and controls to remediate the material weaknesses in our internal control over financial reporting in our Philippines operations related to the completeness, accuracy, and review of manual journal entries and account reconciliations including:

Revision of the review and approval process for manual journal entries:
•	Access to our systems to record journal entries for certain employees was eliminated
•	Journal entry approval limits were reduced for certain employees
•	Certain reviewers were replaced by more experienced and knowledgeable personnel, including individuals from corporate headquarters
•	Additional levels of review and approval were added

Revision of the process for account reconciliations:
•	Additional levels of review for account reconciliations were added
•	Certain reviewers were replaced by more experienced and knowledgeable personnel, including individuals from corporate headquarters

Strengthening of monitoring controls:
•	More detailed reviews for the income statement, balance sheet, and spending were conducted at the subsidiary level
•	Additional levels of review were added
•	Certain reviewers were replaced by more experienced and knowledgeable personnel, including individuals from corporate headquarters

We implemented, operated and tested these new controls during the fourth quarter of fiscal 2009 and found them to be designed and operating effectively. We also provided mandatory training to all employees regarding our code of business conduct and ethics, our whistleblower policy, and other compliance policies. Although these new processes were effective, we anticipate continuing further refinements around these controls and processes in the longer term.

On-going Remediation Plan for Philippines

Management has developed a plan, based, in part, on recommendations from our Audit Committee, to remediate the two remaining material weaknesses in our Philippines operations. We have begun to undertake remedial action, including the following:

Reinforcement of the Company's Code of Business Conduct and Ethics:
•	Continue to increase awareness of Company’s code of business conduct and ethics and “whistle-blower” policies
•	Re-emphasize management’s expectations to all employees regarding adherence to our policies and ethical business standards
•	Reinforce corporate policies as part of all-hands meetings and month-end close meetings

Resources, Employee Actions and Reporting Relationships
•	Addition of new vice president and controller – Asia region (completed)
•	Terminate/suspend employees involved in unethical activities
•	Hiring additional qualified employees in Philippines finance organization
•	Add resources to corporate finance team to support enhancements for enterprise resource planning systems (completed)
•	Segregation of duties between the financial planning and accounting functions
•	Accounting employees in the Philippines will report directly on a centralized basis to the chief financial officer’s organization (completed)
•	Increase corporate management presence in the Philippines

Process Improvements in Philippines
•	Standardize and document process for capitalizing manufacturing variances
•	Train responsible employees on proper method to capitalize manufacturing variances
•	Establish formal process for certifications and sub-certifications of financial reports
•	Improve monthly and quarterly closing processes by reducing unnecessary manual journal entries
•	Add specific reviews for required manual journal entries
•	Standardize and document all key accounting policies

Our management is committed to maintaining a strong control environment, high ethical standards, and financial reporting integrity in our Philippines operations.

Changes in Internal Control over Financial Reporting

As described above, there have been changes in our internal control over financial reporting during the quarter ended January 3, 2010 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

ITEM 10: DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information appearing under this Item is incorporated herein by reference to the similarly named section in our proxy statement for the 2010 annual meeting of stockholders to be held on May 4, 2010.

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

ITEM 11: EXECUTIVE COMPENSATION

Information appearing under this Item is incorporated herein by reference to the similarly named section in our proxy statement for the 2010 annual meeting of stockholders to be held on May 4, 2010.

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information appearing under this Item is incorporated herein by reference to the similarly named section in our proxy statement for the 2010 annual meeting of stockholders to be held on May 4, 2010.

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information appearing under this Item is incorporated herein by reference to the similarly named section in our proxy statement for the 2010 annual meeting of stockholders to be held on May 4, 2010.

ITEM 14: PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information appearing under this Item is incorporated herein by reference to the similarly named section in our proxy statement for the 2010 annual meeting of stockholders to be held on May 4, 2010.

PART IV

ITEM 15: EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as a part of this Annual Report on Form 10-K:

1. Financial Statements:

2. Financial Statement Schedule:

Page
Schedule II – Valuation and Qualifying Accounts	178

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

4.7
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

10.2
Convertible Debenture Hedge Transaction Confirmation, dated April 28, 2009, by and between SunPower Corporation and Credit Suisse International (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by SunPower Corporation on April 30, 2009).

10.3
Convertible Debenture Hedge Transaction Confirmation, dated April 28, 2009, by and between SunPower Corporation and Deutsche Bank AG, London Branch (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed by SunPower Corporation on April 30, 2009).

10.4
Warrant Transaction Confirmation, dated April 28, 2009, by and between SunPower Corporation and Wachovia Bank, National Association (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed by SunPower Corporation on April 30, 2009).

10.5
Warrant Transaction Confirmation, dated April 28, 2009, by and between SunPower Corporation and Credit Suisse International (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed by SunPower Corporation on April 30, 2009).

10.6
Warrant Transaction Confirmation, dated April 28, 2009, by and between SunPower Corporation and Deutsche Bank AG, London Branch (incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K filed by SunPower Corporation on April 30, 2009).

10.7
Share Lending Agreement, dated July 25, 2007, by and among SunPower Corporation, Credit Suisse International and Credit Suisse Securities (USA) LLC (incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 26, 2007).

10.8
Amended and Restated Share Lending Agreement, dated July 25, 2007, by and among SunPower Corporation, Lehman Brothers International (Europe) Limited and Lehman Brothers Inc. (incorporated by reference to Exhibit 10.2 of Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 26, 2007).

10.9	^
SunPower Corporation 1996 Stock Plan and form of agreements there under (incorporated by reference to Exhibit 10.3 to the Registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on August 25, 2005).

10.10	^
SunPower Corporation 2005 Stock Unit Plan (incorporated by reference to Exhibit 10.28 to the Registrant’s Registration Statement on Form S-1/A filed with the Securities and Exchange Commission on October 31, 2005).

10.11	^
 Second Amended and Restated SunPower Corporation 2005 Stock Incentive Plan and forms of agreements there under (incorporated by reference to Exhibit 4.3 to the Registrant’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on May 9, 2008).

10.12	^
Amendment to Second Amended and Restated SunPower Corporation 2005 Stock Incentive Plan dated March 12, 2009 (incorporated by reference to Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 8, 2009).

10.13	^
PowerLight Corporation Common Stock Option and Common Stock Purchase Plan (incorporated by reference to Exhibit 4.3 to the Registrant’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on January 25, 2007).

10.14	^
Form of PowerLight Corporation Incentive/Non-Qualified Stock Option, Market Standoff and Stock Restriction Agreement (Employees) (incorporated by reference to Exhibit 4.4 to the Registrant’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on January 25, 2007).

10.15	*^	Outside Director Compensation Policy.
10.16	*^	Form of Employment Agreement for Executive Officers.
10.17	*^	SunPower Corporation Management Career Transition Plan.
10.18	*^	SunPower Corporation Executive Quarterly Key Initiative Bonus Plan.
10.19	*^	SunPower Corporation Annual Executive Bonus Plan.
10.20
Form of Indemnification Agreement for Directors and Officers (incorporated by reference to Exhibit 10.8 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 7, 2008).

10.21
Office Lease Agreement, dated May 15, 2006 between SunPower Corporation and Cypress Semiconductor Corporation (incorporated by reference to Exhibit 10.36 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 16, 2006).

10.22
First Amendment to Lease, dated December 12, 2006, by and between SunPower Corporation and Cypress Semiconductor Corporation (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 9, 2008).

10.23
Second Amendment to Lease, dated July 1, 2007, by and between SunPower Corporation and Cypress Semiconductor Corporation (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 9, 2008).

10.24
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

10.26
Fifth Amendment to Lease, dated October 1, 2008, by and between SunPower Corporation and Cypress Semiconductor Corporation (incorporated by reference to Exhibit 10.20 to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 26, 2009).

10.27
Standard Industrial / Commercial Multi-Tenant Lease, dated December 15, 2006, by and between PowerLight Corporation and FPOC, LLC (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 11, 2007).

10.28
First Amendment to Lease, dated May 24, 2007, by and between PowerLight Corporation and FPOC, LLC (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 7, 2007).

10.29
Second Amendment to Lease, dated December 18, 2007, by and between SunPower Corporation, Systems and FPOC, LLC (incorporated by reference to Exhibit 10.24 to Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 3, 2008).

10.30
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

10.32	†
Amended and Restated Credit Agreement, dated March 20, 2009, by and between SunPower Corporation and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.7 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 8, 2009).

10.33	†
First Amendment to Amended and Restated Credit Agreement, dated April 17, 2009, by and between SunPower Corporation and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 3, 2009).

10.34
Second Amendment to Amended and Restated Credit Agreement, dated August 31, 2009, by and between SunPower Corporation and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 2, 2009).

10.35	*
Third Amendment to Amended and Restated Credit Agreement, dated December 22, 2009, by and among SunPower Corporation, SunPower North America, LLC, SunPower Corporation, Systems, and Wells Fargo Bank, National Association.

10.36
Continuing Guaranty, dated March 20, 2009, by and between SunPower North America, LLC and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.8 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 8, 2009).

10.37
Amended and Restated Security Agreement:  (Deposit Accounts), dated April 17, 2009, by and between SunPower Corporation and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 3, 2009).

10.38	†
Securities Account Control Agreement:  Securities Account, dated April 4, 2008, by and between SunPower Corporation and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 8, 2008).

10.39
Second Amended and Restated Joint Addendum to Security Agreement (Deposit Accounts) and Security Agreement (Securities Account), dated April 17, 2009, by and between SunPower Corporation and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 3, 2009).

10.40
Loan Agreement, dated April 17, 2009, by and between SunPower Corporation and Union Bank, N.A. (incorporated by reference to Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 3, 2009).

10.41
First Amendment to Loan Agreement, dated August 31, 2009, by and among SunPower Corporation; SunPower Corporation, Systems; SunPower North America, LLC; and Union Bank, N.A. (incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 2, 2009).

10.42	*	Second Amendment and Limited Waiver to Loan Agreement, dated December 28, 2009, by and between SunPower Corporation and Union Bank, N.A.
10.43	†
Security Agreement, dated April 17, 2009, by and between SunPower Corporation and Union Bank, N.A. (incorporated by reference to Exhibit 10.7 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 3, 2009).

10.44
Continuing Guaranty, dated April 17, 2009, by and among SunPower Corporation, Systems, SunPower North America, LLC and Union Bank, N.A. (incorporated by reference to Exhibit 10.8 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 3, 2009).

10.45	†
Facility Agreement, dated December 18, 2008, by and between SunPower Malaysia Manufacturing Sdn. Bhd. and the Government of Malaysia (incorporated by reference to Exhibit 10.38 to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 26, 2009).

10.46	†
Debenture, dated December 18, 2008, by and between SunPower Malaysia Manufacturing Sdn. Bhd. and the Government of Malaysia (incorporated by reference to Exhibit 10.39 to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 26, 2009).

10.47	†
Deed of Assignment, dated December 18, 2008, by and between SunPower Malaysia Manufacturing Sdn. Bhd. and the Government of Malaysia (incorporated by reference to Exhibit 10.40 to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 26, 2009).

10.48	†
Supply Agreement, dated June 30, 2006, by and between SunPower Philippines Manufacturing, Ltd. and DC Chemical Co., Ltd. (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 16, 2006).

10.49	†
Amendment No. 1 to Supply Agreement, dated September 22, 2006, by and between SunPower Philippines Manufacturing, Ltd. and OCI Company Ltd. (formerly known as DC Chemical Co., Ltd.) (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 2, 2009).

10.50	*†	Second Amendment to Supply Agreement, dated September 30, 2009, by and between SunPower Philippines Manufacturing, Ltd. and OCI Company Ltd. (formerly known as DC Chemical Co., Ltd.).
10.51	†
Ingot Supply Agreement, dated December 22, 2006, by and between SunPower Corporation and Woongjin Energy Co., Ltd. (incorporated by reference to Exhibit 10.62 to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 2, 2007).

10.52	†
Amendment No. 1 to Ingot Supply Agreement, dated August 4, 2008, by and between SunPower Corporation and Woongjin Energy Co., Ltd. (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 7, 2008).

10.53	†
Amendment No. 2 to Ingot Supply Agreement, dated August 1, 2009, by and between SunPower Corporation and Woongjin Energy Co. Ltd. (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 2, 2009).

10.54	†
Wafering Supply and Sales Agreement, dated October 1, 2007, by and between SunPower Philippines Manufacturing Ltd. and First Philec Solar Corp. (incorporated by reference to Exhibit 10.12 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 9, 2007).

10.55	†
Polysilicon Supply Agreement, dated December 22, 2006, by and between SunPower Philippines Manufacturing, Ltd. and Woongjin Energy Co., Ltd. (incorporated by reference to Exhibit 10.61 to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 2, 2007).

10.56	†
Amendment to Polysilicon Supply Agreement, dated January 8, 2008, by and between SunPower Philippines Manufacturing, Ltd. and Woongjin Energy Co., Ltd. (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 9, 2008).

10.57	†
Amendment No. 2 to Polysilicon Supply Agreement, dated August 4, 2008, by and between SunPower Philippines Manufacturing, Ltd. and Woognjin Energy Co., Ltd. (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 7, 2008).

10.58	†
Amendment No. 3 to Polysilicon Supply Agreement, dated August 1, 2009, by and between SunPower Philippines Manufacturing, Ltd. and Woongjin Energy Co. Ltd. (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 2, 2009).

10.59
Tax Sharing Agreement, dated October 6, 2005, by and between SunPower Corporation and Cypress Semiconductor Corporation (incorporated by reference to Exhibit 10.16 to the Registrant’s Registration Statement on Form S-1/A filed with the Securities and Exchange Commission on October 11, 2005).

10.60
Amendment No. 1 to Tax Sharing Agreement, dated August 12, 2008, by and between SunPower Corporation and Cypress Semiconductor Corporation (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 12, 2008).

21.1	*	List of Subsidiaries.
23.1	*	Consent of Independent Registered Public Accounting Firm.
24.1	*	Power of Attorney.
31.1	*	Certification by Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a).
31.2	*	Certification by Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a).
32.1	*	Certification Furnished Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibits marked with a carrot (^) are director and officer compensatory arrangements.

Exhibits marked with an asterisk (*) are filed herewith.

Exhibits marked with a cross (†) are subject to a request for confidential treatment filed with the Securities and Exchange Commission.

(c) Financial Statement Schedules:

SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS

(In thousands)	Balance at Beginning of Period	Charges (Releases) to Expenses/ Revenues	Deductions	Balance at End of Period
Allowance for doubtful accounts:
Year ended January 3, 2010	$1,863	$1,444	$(1,009)	$2,298
Year ended December 28, 2008	1,373	2,182	(1,692)	1,863
Year ended December 30, 2007	557	816	-	1,373
Allowance for sales returns:
Year ended January 3, 2010	$231	$1,677	$-	$1,908
Year ended December 28, 2008	368	63	(200)	231
Year ended December 30, 2007	445	2,172	(2,249)	368
Valuation allowance for deferred tax asset :
Year ended January 3, 2010	$10,070	$21,139	$-	$31,209
Year ended December 28, 2008	13,924	-	(3,854)	10,070
Year ended December 30, 2007	9,836	4,088	-	13,924

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

SUNPOWER CORPORATION

Dated: March 19, 2010	By:	/s/ DENNIS V. ARRIOLA

Dennis V. Arriola
Senior Vice President and Chief Financial Officer

 Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ THOMAS H. WERNER	Chief Executive Officer and Director	March 19, 2010
Thomas H. Werner	(Principal Executive Officer)

/s/ DENNIS V. ARRIOLA	Senior Vice President and Chief Financial Officer	March 19, 2010
Dennis V. Arriola	(Principal Financial and Accounting Officer)

*	Chairman of the Board of Directors	March 19, 2010
T.J. Rodgers

*	Director	March 19, 2010
W. Steve Albrecht

*	Director	March 19, 2010
Betsy S. Atkins

*	Director	March 19, 2010
Uwe-Ernst Bufe

*	Director	March 19, 2010
Thomas R. McDaniel

*	Director	March 19, 2010
Patrick Wood III

*By:  /s/ DENNIS V. ARRIOLA
Dennis V. Arriola
Power of Attorney

EXHIBIT INDEX

Exhibit Number		Description
10.15	*^	Outside Director Compensation Policy.
10.16	*^	Form of Employment Agreement for Executive Officers.
10.17	*^	SunPower Corporation Management Career Transition Plan.
10.18	*^	SunPower Corporation Executive Quarterly Key Initiative Bonus Plan.
10.19	*^	SunPower Corporation Annual Executive Bonus Plan.
10.35	*
Third Amendment to Amended and Restated Credit Agreement, dated December 22, 2009, by and among SunPower Corporation, SunPower North America, LLC, SunPower Corporation, Systems, and Wells Fargo Bank, National Association.

10.42	*	Second Amendment and Limited Waiver to Loan Agreement, dated December 28, 2009, by and between SunPower Corporation and Union Bank, N.A.
10.50	*†	Second Amendment to Supply Agreement, dated September 30, 2009, by and between SunPower Philippines Manufacturing, Ltd. and OCI Company Ltd. (formerly known as DC Chemical Co., Ltd.).
21.1	*	List of Subsidiaries.
23.1	*	Consent of Independent Registered Public Accounting Firm.
24.1	*	Power of Attorney.
31.1	*	Certification by Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a).
31.2	*	Certification by Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a).
32.1	*	Certification Furnished Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibits marked with a carrot (^) are director and officer compensatory arrangements.

Exhibits marked with an asterisk (*) are filed herewith.

Exhibits marked with a cross (†) are subject to a request for confidential treatment filed with the Securities and Exchange Commission.