Form 10-Q/A
period 2009-03-29
SUNPOWER CORP
filed 2010-05-03
CIK 867773

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________

FORM 10-Q/A
(Amendment No. 2)
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

The total number of outstanding shares of the registrant’s class A common stock as of April 23, 2010 was 55,387,562.
The total number of outstanding shares of the registrant’s class B common stock as of April 23, 2010 was 42,033,287.

Explanatory Note

On March 19, 2010, SunPower Corporation (the “Company”) filed its Annual Report on Form 10-K for the fiscal year ended January 3, 2010 (the “2009 Form 10-K”). In the 2009 Form 10-K, the Company restated (a) its consolidated financial statements as of and for the year ended December 28, 2008 and consolidated financial data for each of the quarterly periods for the year then ended as well as for the first three quarterly periods in the year ended January 3, 2010, and (b) the Selected Financial Data in Item 6 as of and for the year ended December 28, 2008. These restatements corrected misstatements identified through an independent investigation into certain unsubstantiated accounting entries on the books of our Company’s Philippines operations, as well as other errors identified by the Audit Committee’s investigation and by management and out-of-period adjustments. For a more detailed explanation of the investigation and these restatements, please see Part I — “Item 1:  Financial Statements and Supplementary Data — Note 2 of Notes to Condensed Consolidated Financial Statements” and “Item 2:  Management’s Discussion and Analysis of Financial Condition and Results of Operations — Restatement of Previously Issued Condensed Consolidated Financial Statements” in this report and Part II — “Item 7:  Management’s Discussion and Analysis of Financial Condition and Results of Operations — Restatement of Previously Issued Consolidated Financial Statements” and “Item 8:  Financial Statements and Supplementary Data — Note 2 of Notes to Consolidated Financial Statements” in the 2009 Form 10-K.

The Company initially filed its Quarterly Report on Form 10-Q for the period ended March 29, 2009 on May 8, 2009 (“March 2009 Form 10-Q”). An amendment to the March 2009 Form 10-Q was filed on June 25, 2009 for the sole purpose of refiling Exhibit 10.1 in connection with a confidential treatment request. In this amendment to the March 2009 Form 10-Q (this “Amendment”), the Company is presenting restated condensed consolidated financial statements for the first quarter ended March 29, 2009 and March 30, 2008 (the “Restated Periods”). These restated financial statements reflect corrections of misstatements identified through the independent investigation referred to above, other errors identified by the investigation and by management and out-of-period adjustments. The following items of the March 2009 Form 10-Q are being amended in this Amendment:

•	Part I – “Item 1: Financial Statements”

•	Part I – “Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations”

•	Part I – “Item 4: Controls and Procedures”

•	Part II – “Item 6: Exhibits”

In accordance with SEC regulations, new certifications of the Company’s Chief Executive Officer and Chief Financial Officer were executed in connection with this Amendment and have been filed as exhibits to this Amendment. No other items included in the March 2009 Form 10-Q have been amended in this Amendment, and such items remain in effect as of May 8, 2009.

The Company believes that presenting this information regarding the Restated Periods in this Amendment allows investors to review the restated financial statements and related information for the Restated Periods in more detail. The Company has not filed an amendment to its Quarterly Report on Form 10-Q for the quarter ended March 30, 2008. Accordingly, investors should not rely on the financial information and other disclosures in the Quarterly Report on Form 10-Q for the period ended March 30, 2008, but should refer to the condensed consolidated financial statements for the quarter ended March 30, 2008 included in this Amendment.

This Amendment should be read in conjunction with the 2009 Form 10-K and the other filings made by the Company with the Securities and Exchange Commission (“SEC”) subsequent to the filing of the 2009 Form 10-K.

SunPower Corporation

Index

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

SunPower Corporation

Condensed Consolidated Balance Sheets
(In thousands, except share data)
(unaudited)

	March 29, 2009	December 28, 2008 (1)
	(As Restated)
Assets
Current assets:
Cash and cash equivalents	$149,110	$202,331
Restricted cash and cash equivalents, current portion	12,663	13,240
Short-term investments	2,297	17,179
Accounts receivable, net	149,179	194,222
Costs and estimated earnings in excess of billings	32,969	29,750
Inventories	330,061	248,255
Advances to suppliers, current portion	39,647	43,190
Prepaid expenses and other current assets	78,842	101,735
Total current assets	794,768	849,902
Restricted cash and cash equivalents, net of current portion	171,799	162,037
Long-term investments	18,971	23,577
Property, plant and equipment, net	676,604	622,484
Goodwill	196,224	196,720
Intangible assets, net	35,385	39,490
Advances to suppliers, net of current portion	114,879	119,420
Other long-term assets	70,681	69,116
Total assets	$2,079,311	$2,082,746
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$265,848	$259,429
Accrued liabilities	71,631	136,116
Billings in excess of costs and estimated earnings	15,432	15,634
Customer advances, current portion	14,084	19,035
Total current liabilities	366,995	430,214
Long-term debt	103,850	54,598
Convertible debt	363,768	357,173
Long-term deferred tax liability	9,315	6,493
Customer advances, net of current portion	85,668	91,359
Other long-term liabilities	45,478	44,222
Total liabilities	975,074	984,059
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, $0.001 par value, 10,042,490 shares authorized; none issued and outstanding	—	—
Common stock, $0.001 par value, 150,000,000 shares of class B common stock authorized; 42,033,287 shares of class B common stock issued and outstanding; $0.001 par value, 217,500,000 shares of class A common stock authorized; 44,274,852 and 44,055,644 shares of class A common stock issued; 43,999,060 and 43,849,566 shares of class A common stock outstanding, at March 29, 2009 and December 28, 2008, respectively	86	86
Additional paid-in capital	1,076,594	1,064,916
Accumulated other comprehensive loss	(19,677)	(25,611)
Retained earnings	58,250	67,953
	1,115,253	1,107,344
Less: shares of class A common stock held in treasury, at cost; 275,792 and 206,078 shares at March 29, 2009 and December 28, 2008, respectively	(11,016)	(8,657)
Total stockholders’ equity	1,104,237	1,098,687
Total liabilities and stockholders’ equity	$2,079,311	$2,082,746

(1)	As adjusted to reflect the adoption of new accounting guidance for convertible debt instruments that may be settled in cash upon conversion (see Note 1).

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

SunPower Corporation

Condensed Consolidated Statements of Operations
(In thousands, except per share data)
(unaudited)

	Three Months Ended
	March 29, 2009	March 30, 2008 (1)
	(As Restated)
Revenue:
Systems	$103,953	$179,423
Components	107,690	94,850
Total revenue	211,643	274,273
Costs and expenses:
Cost of systems revenue	95,324	143,928
Cost of components revenue	84,084	78,849
Research and development	7,880	4,642
Sales, general and administrative	42,404	33,858
Total costs and expenses	229,692	261,277
Operating income (loss)	(18,049)	12,996
Other income (expense):
Interest income	1,184	4,147
Interest expense	(6,121)	(6,017)
Other, net	(7,157)	715
Other income (expense), net	(12,094)	(1,155)
Income (loss) before income taxes and equity in earnings of unconsolidated investees	(30,143)	11,841
Income tax provision (benefit)	(19,196)	1,280
Income (loss) before equity in earnings of unconsolidated investees	(10,947)	10,561
Equity in earnings of unconsolidated investees, net of taxes	1,245	582
Net income (loss)	$(9,702)	$11,143

Net income (loss) per share of class A and class B common stock:
Basic	$(0.12)	$0.14
Diluted	$(0.12)	$0.13
Weighted-average shares:
Basic	83,749	78,965
Diluted	83,749	83,002

(1)
As adjusted to reflect the adoption of new accounting guidance for both convertible debt instruments that may be settled in cash upon conversion and unvested share-based payment awards that contain rights to nonforfeitable dividends that are participating securities (see Note 1).

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

SunPower Corporation

Condensed Consolidated Statements of Cash Flows
(In thousands)
(unaudited)

	Three Months Ended
	March 29, 2009	March 30, 2008 (1)
	(As Restated)
Cash flows from operating activities:
Net income (loss)	$(9,702)	$11,143
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Stock-based compensation	9,054	14,508
Depreciation	18,365	10,139
Amortization of intangible assets	4,052	4,317
Impairment of long-lived assets	1,318	5,489
Non-cash interest expense	5,021	4,384
Amortization of debt issuance costs	537	537
Equity in earnings of unconsolidated investees	(1,245)	(582)
Excess tax benefits from stock-based award activity	—	(3,994)
Deferred income taxes and other tax liabilities	(17,003)	(981)
Changes in operating assets and liabilities, net of effect of acquisition:
Accounts receivable	40,931	(17,162)
Costs and estimated earnings in excess of billings	(3,178)	(20,709)
Inventories	(86,049)	(43,131)
Prepaid expenses and other assets	11,671	(11,200)
Advances to suppliers	7,993	(2,559)
Accounts payable and other accrued liabilities	(24,798)	25,536
Billings in excess of costs and estimated earnings	88	(43,663)
Customer advances	(10,180)	(786)
Net cash used in operating activities	(53,125)	(68,714)
Cash flows from investing activities:
Increase in restricted cash and cash equivalents	(9,185)	(55,550)
Purchase of property, plant and equipment	(52,101)	(51,070)
Purchase of available-for-sale securities	—	(50,970)
Proceeds from sales or maturities of available-for-sale securities	18,177	84,106
Cash paid for acquisition, net of cash acquired	—	(13,484)
Cash paid for investments in joint ventures and other non-public companies	—	(5,625)
Net cash used in investing activities	(43,109)	(92,593)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	51,232	—
Proceeds from exercise of stock options	396	1,138
Excess tax benefits from stock-based award activity	—	3,994
Purchases of stock for tax withholding obligations on vested restricted stock	(2,359)	(3,334)
Net cash provided by financing activities	49,269	1,798
Effect of exchange rate changes on cash and cash equivalents	(6,256)	6,817
Net decrease in cash and cash equivalents	(53,221)	(152,692)
Cash and cash equivalents at beginning of period	202,331	285,214
Cash and cash equivalents at end of period	$149,110	$132,522

Non-cash transactions:
Additions to property, plant and equipment acquired under accounts payable and other accrued liabilities	$18,780	$4,446
Non-cash interest expense capitalized and added to the cost of qualified assets	2,073	1,784
Change in goodwill relating to adjustments to acquired net assets	—	231

(1)	As adjusted to reflect the adoption of new accounting guidance for convertible debt instruments that may be settled in cash upon conversion (see Note 1).

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

In February 2007, the Company issued $200.0 million in principal amount of its 1.25% senior convertible debentures, or the 1.25% debentures. In the fourth quarter of fiscal 2008, the Company received notices for the conversion of approximately $1.4 million of the 1.25% debentures. In July 2007, the Company issued $225.0 million in principal amount of its 0.75% senior convertible debentures, or the 0.75% debentures. The 1.25% debentures and the 0.75% debentures contain partial cash settlement features and are therefore subject to FSP APB 14-1. As of December 28, 2008, the carrying value of the equity component was $61.8 million and the principal amount of the outstanding debentures, the unamortized discount and the net carrying value was $423.6 million, $66.4 million and $357.2 million, respectively (see Note 11). On a cumulative basis from the respective issuance dates of the 1.25% debentures and the 0.75% debentures through December 28, 2008, the Company has retrospectively recognized $24.4 million in non-cash interest expense related to the adoption of FSP APB 14-1 excluding the related tax effects.

As a result of the Company’s adoption of FSP APB 14-1, the Company’s Condensed Consolidated Balance Sheet as of December 28, 2008 has been adjusted. The impact of the Company’s adoption of the new accounting guidance on its Condensed Consolidated Balance Sheet as of December 28, 2008 is shown in its Annual Report on Form 10-K for the year ended January 3, 2010 (the “2009 Form 10-K”).
As a result of the Company’s adoption of FSP APB 14-1, the Company’s Condensed Consolidated Statement of Operations for the three months ended March 30, 2008 has been adjusted as follows:

(In thousands)	As Adjusted in this Quarterly Report on Form 10-Q/A	Prior to Retrospective Application of New Accounting Guidance
Cost of systems revenue	$143,928	$143,877
Cost of components revenue	78,849	78,775
Operating income	12,996	13,121
Interest expense	(6,017)	(1,184)
Other, net	715	(257)
Income before income taxes and equity in earnings of unconsolidated investees	11,841	15,827
Income tax provision	1,280	4,508
Income before equity in earnings of unconsolidated investees	10,561	11,319
Net income	11,143	11,901

Index

As a result of the Company’s adoption of FSP APB 14-1, the Company’s Condensed Consolidated Statement of Cash Flows for the three months ended March 30, 2008 has been adjusted as follows:

(In thousands)	As Adjusted in this Quarterly Report on Form 10-Q/A	Prior to Retrospective Application of New Accounting Guidance
Cash flows from operating activities:
Net income	$11,143	$11,901
Depreciation	10,139	10,102
Non-cash interest expense	4,384	—
Amortization of debt issuance costs	537	972
Deferred income taxes and other tax liabilities	(981)	2,247
Net cash used in operating activities	(68,714)	(68,714)

Earnings Per Share

On December 29, 2008, the Company adopted FSP Emerging Issues Task Force Issue (“EITF”) 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“FSP EITF 03-6-1”), which clarifies that all outstanding unvested share-based payment awards that contain rights to nonforfeitable dividends participate in undistributed earnings with common shareholders. In fiscal 2007, the Company granted restricted stock awards with the same dividend rights as its other stockholders, therefore, unvested restricted stock awards are considered participating securities and the two-class method of computing basic and diluted earnings per share must be applied (see Note 15). The new guidance was applied retrospectively to the Company’s historical results of operations, and as a result, the Company’s Condensed Consolidated Statement of Operations for the three months ended March 30, 2008 has been adjusted as follows:

(In thousands, except per share data)	As Adjusted in this Quarterly Report on Form 10-Q/A	Prior to Retrospective Application of New Accounting Guidance
Net income	$11,143	$11,901

Net income per share of class A and class B common stock:
Basic	$0.14	$0.15
Diluted	$0.13	$0.14
Weighted-average shares:
Basic	78,965	78,965
Diluted	83,002	83,661

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

Index

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

Index

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

Note 2. RESTATEMENT OF PREVIOUSLY ISSUED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

On November 16, 2009, the Company announced that its Audit Committee commenced an independent investigation into certain accounting and financial reporting matters at the Company’s Philippines operations (“SPML”). The Audit Committee retained independent counsel, forensic accountants and other experts to assist it in conducting the investigation.

As a result of the investigation, the Audit Committee concluded that certain unsubstantiated accounting entries were made at the direction of the Philippines-based finance personnel in order to report results for manufacturing operations that would be consistent with internal expense projections. The entries generally resulted in an understatement of the Company’s cost of goods sold (referred to as “cost of revenue” in the Condensed Consolidated Statement of Operations). The Audit Committee concluded that the efforts were not directed at achieving the Company’s overall financial results or financial analysts’ projections of the Company’s financial results. The Audit Committee also determined that these accounting issues were confined to the accounting function in the Philippines. Finally, the Audit Committee concluded that executive management neither directed nor encouraged, nor was aware of, these activities and was not provided with accurate information concerning the unsubstantiated entries. In addition to the unsubstantiated entries, during the Audit Committee investigation various accounting errors were discovered by the investigation and by management. See Part I — “Item 4: Controls and Procedures” of this report.

The nature of the restatement adjustments and the impact of the adjustments for the three months ended March 29, 2009 and March 30, 2008 are shown in the following table (in thousands):

	March 29, 2009	March 30, 2008 (1)
Investigation related adjustments	$(4,040)	$(4,364)
Errors identified during course of investigation	(8,468)	2,342
	(12,508)	(2,022)
Out-of-period adjustments	(3,042)	641
Total adjustments	(15,550)	(1,381)
Income tax effect of adjustments	10,634	525
Decrease in net income (loss)	$(4,916)	$(856)

(1)
Includes the correction of errors identified that occurred in fiscal 2007 and 2006 that were determined to be immaterial both individually and in the aggregate to those years. Consequently, a total of approximately $0.6 million and $0.5 million of pre-tax expense and after tax expense, respectively, identified in fiscal 2007 were recorded in the three months ended March 30, 2008 as well as a total of approximately $0.4 million of both pre-tax income and after tax income identified in fiscal 2006 were recorded in the three months ended March 30, 2008.

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

●
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

Index

●
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

Errors Identified during Course of Investigation:

Through the investigation, errors were also found in the Philippines relating to inventories, prepaid expenses and other current assets, property, plant and equipment, and accounts payable and accrued liabilities. The primary categories of these adjustments are discussed below:

●	Inventories: The Company recorded corrections related to accounting for inventories in-transit and scrap, as well as the methodology used to calculate the capitalization of inventory variances.

●
Prepaid expenses and other current assets:  Certain foreign individual income tax filings prepared for employees on foreign assignments contained omissions of taxable income. The amount of the estimated tax understatement plus interest and penalties less any employee receivables generated by the filing of amended returns has been included in the restated financials.

●	Property plant and equipment: In some instances, depreciation expense was not recorded in the proper period.

●	Accounts payable and accrued liabilities: Vendor credits were not properly applied and certain employee bonuses were not correctly accrued.

Out-Of-Period Adjustments:

The Company also recorded out-of-period adjustments during the restatement periods that were previously considered to be immaterial. These adjustments related to systems revenue, inventories, accounts payable and accruals and stock-based compensation. As part of the restatement these adjustments have now been reflected in the quarterly period in which a substantial portion of the errors arose. The primary categories of these adjustments are discussed below:

●
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

●	Inventories: Various inventory adjustments were the result of the improper accounting for consigned inventory, in-transit inventories, and standard costing.

●	Accounts payable and accruals: The Company noted several under and over accruals of operating expenses.

●	Stock based compensation: The Company determined it had recorded excess stock based compensation expense due to a spreadsheet error.

●	The Company has also made some minor revisions to disclosures in connection with this Amendment.

Index

The table below summarizes: (i) the adjustments related to the investigation; (ii) errors identified during the course of the investigation; and (iii) out-of-period adjustments on the Condensed Consolidated Balance Sheet as of March 29, 2009.

	March 29, 2009
	As Previously Reported (1)	Restatement Adjustments	As Restated
Assets
Current assets:
Cash and cash equivalents	$149,110	$-	$149,110
Restricted cash and cash equivalents, current portion	12,663	-	12,663
Short-term investments	2,297	-	2,297
Accounts receivable, net	149,179	-	149,179
Costs and estimated earnings in excess of billings	34,164	(1,195)	32,969
Inventories	343,169	(13,108)	330,061
Advances to suppliers, current portion	39,647	-	39,647
Prepaid expenses and other current assets	75,119	3,723	78,842
Total current assets	805,348	(10,580)	794,768

Restricted cash and cash equivalents, net of current portion	171,799	-	171,799
Long-term investments	18,971	-	18,971
Property, plant and equipment, net	687,159	(10,555)	676,604
Goodwill	196,224	-	196,224
Other intangible assets, net	35,385	-	35,385
Advances to suppliers, net of current portion	114,879	-	114,879
Other long-term assets	78,316	(7,635)	70,681
Total assets	$2,108,081	$(28,770)	$2,079,311

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$272,600	$(6,752)	$265,848
Accrued liabilities	82,836	(11,205)	71,631
Billings in excess of costs and estimated earnings	6,904	8,528	15,432
Customer advances, current portion	15,404	(1,320)	14,084
Total current liabilities	377,744	(10,749)	366,995

Long-term debt	103,850	-	103,850
Convertible debt	363,768	-	363,768
Customer advances, net of current portion	85,668	-	85,668
Long-term deferred tax liability	10,963	(1,648)	9,315
Other long-term liabilities	46,019	(541)	45,478
Total liabilities	988,012	(12,938)	975,074
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value, 10,042,490 shares authorized; none issued and outstanding	-	-	-
Common stock, $0.001 par value, 150,000,000 shares of class B common stock authorized; 42,033,287 shares of class B common stock issued and outstanding; $0.001 par value, 217,500,000 shares of class A common stock authorized; 44,274,852 shares of class A common stock issued; 43,999,060 shares of class A common stock outstanding	86	-	86
Additional paid-in capital	1,077,851	(1,257)	1,076,594
Accumulated other comprehensive loss	(19,677)	-	(19,677)
Retained earnings	72,825	(14,575)	58,250
	1,131,085	(15,832)	1,115,253
Less: 275,792 shares of class A common stock held in treasury, at cost	(11,016)	-	(11,016)
Total stockholders’ equity	1,120,069	(15,832)	1,104,237
Total liabilities and stockholders’ equity	$2,108,081	$(28,770)	$2,079,311

(1)	Certain short-term warranty reserves have been revised to long-term warranty reserves to conform to the presentation in the Company's Condensed Consolidated Balance Sheets in the 2009 Form 10-K.

Index

The table below summarizes: (i) the adjustments related to the investigation; (ii) errors identified during the course of the investigation; and (iii) out-of-period adjustments on the Condensed Consolidated Statement of Operations for the three months ended March 29, 2009.

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

Index

The table below summarizes: (i) the adjustments related to the investigation; (ii) errors identified during the course of the investigation; and (iii) out-of-period adjustments on the Condensed Consolidated Statement of Comprehensive Income (Loss) for the three months ended March 29, 2009.

	Three Months Ended March 29, 2009
	As Previously Reported	Restatement Adjustments	As Restated
Net loss	$(4,786)	$(4,916)	$(9,702)
Other comprehensive income (loss):
Translation adjustment	(16,608)	-	(16,608)
Unrealized gain on derivatives, net of tax	22,534	-	22,534
Unrealized gain on investments, net of tax	8	-	8
Total comprehensive income (loss)	$1,148	$(4,916)	$(3,768)

Index

The table below summarizes: (i) the adjustments related to the investigation; (ii) errors identified during the course of the investigation; and (iii) out-of-period adjustments on the Condensed Consolidated Statement of Cash Flows for the three months ended March 29, 2009.

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

Index

The table below summarizes: (i) the adjustments related to the investigation; (ii) errors identified during the course of the investigation; and (iii) out-of-period adjustments on the Condensed Consolidated Statement of Operations for the three months ended March 30, 2008.

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

(1)
As adjusted to reflect the adoption of new accounting guidance for both convertible debt instruments that may be settled in cash upon conversion and unvested share-based payment awards that contain rights to nonforfeitable dividends that are participating securities (see Note 1).

Index

The table below summarizes: (i) the adjustments related to the investigation; (ii) errors identified during the course of the investigation; and (iii) out-of-period adjustments on the Condensed Consolidated Statement of Comprehensive Income for the three months ended March 30, 2008.

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

Index

The table below summarizes: (i) the adjustments related to the investigation; (ii) errors identified during the course of the investigation; and (iii) out-of-period adjustments on the Condensed Consolidated Statement of Cash Flows for the three months ended March 30, 2008.

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

Index

Note 3. INVENTORIES

(In thousands)	March 29, 2009 (2)	December 28, 2008 (3)
	(As Restated)
Raw materials (1)	$109,225	$95,092
Work-in-process	47,179	25,813
Finished goods	173,657	127,350
	$330,061	$248,255

(1)	In addition to polysilicon and other raw materials for solar cell manufacturing, raw materials include installation materials for systems projects.
(2)
Certain balances of raw materials, work-in-process and finished goods have been reclassified to conform to the presentation in the Company's Notes to Condensed Consolidated Financial Statements in the 2009 Form 10-K.

(3)
The balance of finished goods increased by $0.2 million for the change in amortization of capitalized non-cash interest expense capitalized in inventory as a result of the Company’s adoption of FSP APB 14-1 (see Note 1).

Note 4. PROPERTY, PLANT AND EQUIPMENT

(In thousands)	March 29, 2009	December 28, 2008 (1)
	(As Restated)
Land and buildings	$13,914	$13,912
Leasehold improvements	159,748	148,190
Manufacturing equipment	450,879	387,860
Computer equipment	28,550	18,658
Solar power systems	8,299	8,299
Furniture and fixtures	4,330	4,327
Construction-in-process	131,314	142,894
	797,034	724,140
Less: Accumulated depreciation	(120,430)	(101,656)
	$676,604	$622,484
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

The Company evaluates its long-lived assets, including property, plant and equipment and intangible assets with finite lives (see Note 5), for impairment whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”). Factors considered important that could result in an impairment review include significant underperformance relative to expected historical or projected future operating results, significant changes in the manner of use of acquired assets and significant negative industry or economic trends.

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

Note 5. GOODWILL AND INTANGIBLE ASSETS

Goodwill

The following table presents the changes in the carrying amount of goodwill under the Company's reportable business segments:

Index

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

Index

Note 6. INVESTMENTS

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

	March 29, 2009
(In thousands)	Level 1	Level 2	Level 3	Total
Asset
Money market funds	$186,462	$—	$2,297	$188,759
Bank notes	—	16,631	—	16,631
Corporate securities	—	—	18,971	18,971
Total available-for-sale securities	$186,462	$16,631	$21,268	$224,361

	December 28, 2008
(In thousands)	Level 1	Level 2	Level 3	Total
Asset
Money market funds	$227,190	$—	$7,185	$234,375
Bank notes	—	49,610	—	49,610
Corporate securities	—	9,994	23,577	33,571
Total available-for-sale securities	$227,190	$59,604	$30,762	$317,556

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

Index

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

Index

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

Index

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

The accrued warranty balance at March 29, 2009 and December 28, 2008 includes $25.5 million and $24.4 million, respectively, of accrued costs included in “Other long-term liabilities” in the Condensed Consolidated Balance Sheets.

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

Uncertain Tax Positions

Total liabilities associated with uncertain tax positions under FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, and Related Implementation Issues” (“FIN 48”), were $14.0 million as of both March 29, 2009 and December 28, 2008 and are included in "Other long-term liabilities" in the Company’s Condensed Consolidated Balance Sheets as they are not expected to be paid within the next twelve months. Due to the complexity and uncertainty associated with its tax positions, the Company cannot make a reasonably reliable estimate of the period in which cash settlement will be made for its liabilities associated with uncertain tax positions in other long-term liabilities.

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

For up to two years (or possibly longer) after the date of Cypress’s distribution of the Company’s class B common stock on September 29, 2008, the Company cannot issue 85.8 million or more shares of its class A common stock or participate in one or more transactions (excluding the distribution itself) in which 42 million or more shares of its then-existing class A common stock were acquired, if any such transaction(s) are in connection with a plan or series of related transactions that includes the distribution. If the Company were to participate in such a transaction, and thereby triggered tax to Cypress on the distribution, then assuming that Cypress distributed 42 million shares, Cypress’s top marginal income tax rate was 40% for federal and state income tax purposes, the fair market value of the class B common stock was $25.00 per share, and Cypress’s tax basis in such stock was $5.00 per share on the date of the distribution, the Company’s liability under its indemnification obligation to Cypress would be approximately $336.0 million.

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

As of March 29, 2009 and December 28, 2008, the Company had a $25.3 million and $24.0 million, respectively, investment in the joint venture in its Condensed Consolidated Balance Sheets which consisted of a 42.1% equity investment. The Company periodically evaluates the qualitative and quantitative attributes of its relationship with Woongjin Energy to determine whether the Company is the primary beneficiary of the joint venture and needs to consolidate Woongjin Energy’s results into the Company’s financial statements in accordance with FSP FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FSP FIN 46(R)”). The Company has concluded it is not the primary beneficiary of the joint venture because Woongjin Energy supplies only a portion of the Company’s future estimated total ingot requirement through 2012 and the existing supply agreement is shorter than the estimated economic life of the joint venture. In addition, the Company believes that Woongjin is the primary beneficiary of the joint venture because Woongjin guarantees the initial $33.0 million loan for Woongjin Energy and exercises significant control over Woongjin Energy’s board of directors, management, and daily operations.

The Company accounts for its investment in Woongjin Energy under APB Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock” (the “equity method”), in which the investment is classified as “Other long-term assets” in the Condensed Consolidated Balance Sheets and the Company’s share of Woongjin Energy’s income totaling $1.3 million and $0.6 million for the three months ended March 29, 2009 and March 30, 2008, respectively, is included in “Equity in earnings of unconsolidated investees” in the Condensed Consolidated Statements of Operations. The amount of equity earnings increased due to 1) increases in production since Woongjin Energy began manufacturing in the third quarter of fiscal 2007; and 2) the Company’s equity investment increased from 28.8% as of March 30, 2008 to 42.1% as of March 29, 2009. Neither party has contractual obligations to provide any additional funding to the joint venture. The Company’s maximum exposure to loss as a result of its involvement with Woongjin Energy is limited to its carrying value.

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

Index

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

Index

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

Index

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

Note 12. COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Comprehensive income (loss) includes unrealized gains and losses on the Company’s available-for-sale investments, foreign currency derivatives designated as cash flow hedges and translation adjustments. The components of comprehensive income (loss) were as follows:

	Three Months Ended
(In thousands)	March 29, 2009	March 30, 2008
	(As Restated)
Net income (loss)	$(9,702)	$11,143
Other comprehensive income (loss):
Translation adjustment	(16,608)	10,405
Unrealized gain (loss) on investments, net of tax	8	(1,471)
Unrealized gain (loss) on derivatives, net of tax	22,534	(1,456)
Total comprehensive income (loss)	$(3,768)	$18,621

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

Index

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

Note 14. INCOME TAXES

In the three months ended March 29, 2009, the Company’s effective rate of income tax benefit of 63.7% was primarily attributable to domestic and foreign income losses in certain jurisdictions, nondeductible amortization of purchased intangible assets and discrete stock option deductions. The Company’s tax provision for the three months ended March 30, 2008 of 10.8% was primarily attributable to domestic and foreign income taxes in certain jurisdictions where the Company’s operations were profitable, net of the consumption of non-stock net operating loss carryforwards. As a result of the Company’s adoption of FSP APB 14-1, the tax provision during the first quarter of fiscal 2008 was retroactively adjusted from 28.5% to 10.8% (see Note 1). The Company’s interim period tax provision is estimated based on the expected annual worldwide tax rate and takes into account the tax effect of discrete items.

Index

Note 15. NET INCOME (LOSS) PER SHARE OF CLASS A AND CLASS B COMMON STOCK

Effective December 29, 2008, the Company adopted FSP EITF 03-6-1, which requires it to use the two-class method to calculate net income (loss) per share. Under the two-class method, net income (loss) per share is computed by dividing earnings allocated to common stockholders by the weighted-average number of common shares outstanding for the period. In applying the two-class method, earnings are allocated to both common stock and other participating securities based on their respective weighted-average shares outstanding during the period. No allocation is generally made to other participating securities in the case of a loss per share. In accordance with the implementation provisions of FSP EITF 03-6-1, prior period share data and net income (loss) per share has been retrospectively adjusted (see Note 1).

Basic weighted-average shares is computed using the weighted-average of the combined class A and class B common stock outstanding. Class A and class B common stock are considered equivalent securities for purposes of the earnings per share calculation because the holders of each class are legally entitled to equal per share distributions whether through dividends or in liquidation. The Company's outstanding unvested restricted stock awards are considered participating securities as they may participate in dividends, if declared, even though the awards are not vested. As participating securities, the unvested restricted stock awards are allocated a proportionate share of net income, but excluded from the basic weighted-average shares. Diluted weighted-average shares is computed using the basic weighted-average shares plus any potentially dilutive securities outstanding during the period using the treasury stock method, except when their effect is anti-dilutive. Potentially dilutive securities include stock options, restricted stock units and senior convertible debentures.

Holders of the Company’s 1.25% debentures and 0.75% debentures may, under certain circumstances at their option, convert the debentures into cash and, if applicable, shares of the Company’s class A common stock at the applicable conversion rate, at any time on or prior to maturity (see Note 10). Pursuant to EITF 90-19, “Convertible Bonds with Issuer Option to Settle for Cash upon Conversion” (“EITF 90-19”), the 1.25% debentures and 0.75% debentures are included in the calculation of diluted net income (loss) per share if their inclusion is dilutive under the treasury-stock-type method.

The following is a summary of other outstanding anti-dilutive potential common stock:

	As of
(In thousands)	March 29, 2009	March 30, 2008
Stock options	2,089	17
Restricted stock units	332	412

The following table presents the calculation of basic and diluted net income (loss) per share:

	Three Months Ended
(In thousands, except per share amounts)	March 29, 2009	March 30, 2008
	(As Restated)
Basic net income (loss) per share
Net income (loss)	$(9,702)	$11,143
Less: Undistributed earnings allocated to unvested restricted stock awards(1)	—	(173)
Net income (loss) available to common stockholders	$(9,702)	$10,970

Basic weighted-average common shares	83,749	78,965

Net income (loss) per share	$(0.12)	$0.14

Diluted net income (loss) per share
Net income (loss)	$(9,702)	$11,143
Less: Undistributed earnings allocated to unvested restricted stock awards(1)	—	(165)
Net income (loss) available to common stockholders	$(9,702)	$10,978

Basic weighted-average common shares	83,749	78,965
Effect of dilutive securities:
Stock options	—	3,038
Restricted stock units	—	39
1.25% debentures	—	960
Diluted weighted-average common shares	83,749	83,002

Net income (loss) per share	$(0.12)	$0.13

(1) Losses are not allocated to unvested restricted stock awards because such awards do not contain an obligation to participate in losses.

Index

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

For the three months ended March 29, 2009, the Company’s average stock price for the period did not exceed the conversion price for the senior convertible debentures. For the three months ended March 30, 2008, dilutive potential common shares includes approximately 1.0 million shares for the impact of the 1.25% debentures as the Company experienced a substantial increase in its common stock price during the first quarter of fiscal 2008 as compared to the conversion price pursuant to the terms of the 1.25% debentures. For the three months ended March 30, 2008, the Company’s average stock price for the period did not exceed the conversion price for the 0.75% debentures. Under the treasury-stock-type method, the Company’s senior convertible debentures will generally have a dilutive impact on net income per share if the Company’s average stock price for the period exceeds the conversion price for the senior convertible debentures.

Note 16. STOCK-BASED COMPENSATION

The following table summarizes the consolidated stock-based compensation expense by line item in the Condensed Consolidated Statements of Operations:

	Three Months Ended
(In thousands)	March 29, 2009	March 30, 2008
	(As Restated)
Cost of systems revenue	$298	$2,511
Cost of components revenue	598	1,203
Research and development	1,347	811
Sales, general and administrative	6,811	9,983
Total stock-based compensation expense	$9,054	$14,508

The following table summarizes the consolidated stock-based compensation expense, by type of awards:

	Three Months Ended
(In thousands)	March 29, 2009	March 30, 2008
	(As Restated)
Employee stock options	$1,028	$1,187
Restricted stock awards and units	10,084	7,901
Shares and options released from re-vesting restrictions	168	6,006
Change in stock-based compensation capitalized in inventory	(2,226)	(586)
Total stock-based compensation expense	$9,054	$14,508

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

	Three Months Ended
	March 29, 2009	March 30, 2008
	(As Restated)
Revenue by geography:
United States	61%	21%
Europe:
Spain	4	52
Italy	15	3
Germany	11	8
Other	5	4
Rest of world	4	12
	100%	100%
Revenue by segment:
Systems	49%	65%
Components	51	35
	100%	100%
Gross margin by segment:
Systems	8%	20%
Components	22%	17%

		Three Months Ended
		March 29, 2009	March 30, 2008
Significant Customers	Business Segment
Florida Power & Light Company (“FPL”)	Systems	26%	*
Sedwick Corporate, S.L.	Systems	*	30%
Naturener Group	Systems	*	13%

*         denotes less than 10% during the period

Index

Note 18. SUBSEQUENT EVENTS

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

Index

Interest is payable on the 4.75% debentures on April 15 and October 15 of each year, beginning on October 15, 2009. The 4.75% debentures are initially convertible into shares of the Company’s class A common stock at a conversion price equal to $26.40 per share, which represents a premium of 20% over the price of the Company’s class A common stock in the concurrent equity offering. The applicable conversion rate may adjust in certain circumstances, including upon a fundamental change (defined in the Supplemental Indenture). If not earlier converted, the 4.75% debentures mature on April 15, 2014. Holders may also require the Company to repurchase all or a portion of their 4.75% debentures upon a fundamental change at a cash repurchase price equal to 100% of the principal amount plus accrued and unpaid interest. In the event of certain events of default (defined in the Indenture), such as the Company’s failure to make certain payments or perform or observe certain obligations thereunder, the Trustee or holders of a specified amount of then-outstanding 4.75% debentures will have the right to declare all amounts then outstanding due and payable.

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

The purchase options and Warrants transactions described above create a call spread overlay with respect to the 4.75% debentures. Assuming full performance by the counter-parties, the transactions effectively increase the conversion premium of the 4.75% debentures from 20% over the price of the Company’s class A common stock in the concurrent equity offering to 75%, or from $26.40 to $38.50. The net cost of the purchase options and Warrants transactions for the call spread overlay was $26.3 million.

Index

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q/A contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are statements that do not represent historical facts and may be based on underlying assumptions. We use words such as “may,” “will,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential” and “continue” to identify forward-looking statements in this Quarterly Report on Form 10-Q/A including our plans and expectations regarding future financial results, operating results, business strategies, projected costs, products, competitive positions, management’s plans and objectives for future operations, our ability to obtain financing and industry trends. Such forward-looking statements are based on information available to us as of the date of this Quarterly Report on Form 10-Q/A and involve a number of risks and uncertainties, some beyond our control, that could cause actual results to differ materially from those anticipated by these forward-looking statements. Please see “PART II. OTHER INFORMATION, Item 1A: Risk Factors” of the March 2009 Form 10-Q and our other filings with the Securities and Exchange Commission, including our Annual Report on Form 10-K for the year ended December 28, 2008, for additional information on risks and uncertainties that could cause actual results to differ. These forward-looking statements should not be relied upon as representing our views as of any subsequent date, and we are under no obligation to, and expressly disclaim any responsibility to, update or alter our forward-looking statements, whether as a result of new information, future events or otherwise.

The following information has been amended to reflect the impact of the restatements described elsewhere in this Quarterly Report on Form 10-Q/A. The following information has been revised to reflect our restated results of operations and cash flows and should be read in conjunction with the Condensed Consolidated Financial Statements and the accompanying Notes to Condensed Consolidated Financial Statements included in this Amendment. Our fiscal quarters end on the Sunday closest to the end of the applicable calendar quarter. All references to fiscal periods apply to our fiscal quarters or year which ends on the Sunday closest to the calendar month end.

Restatement of Previously Issued Condensed Consolidated Financial Statements

Background and Scope of Investigation

On November 16, 2009, our Company announced that its Audit Committee commenced an independent investigation into certain accounting and financial reporting matters at our Philippines operations (“SPML”). The Audit Committee retained independent counsel, forensic accountants and other experts to assist it in conducting the investigation.

As a result of the investigation, the Audit Committee concluded that certain unsubstantiated accounting entries were made at the direction of the Philippines-based finance personnel in order to report results for manufacturing operations that would be consistent with internal expense projections. The entries generally resulted in an understatement of our Company’s cost of goods sold (referred to as “cost of revenue” in our Condensed Consolidated Statements of Operations). The Audit Committee concluded that the efforts were not directed at achieving our Company’s overall financial results or financial analysts’ projections of our Company’s financial results. The Audit Committee also determined that these accounting issues were confined to the accounting function in the Philippines. Finally, the Audit Committee concluded that executive management neither directed nor encouraged, nor was aware of, these activities and was not provided with accurate information concerning the unsubstantiated entries. In addition to the unsubstantiated entries, during the Audit Committee investigation various accounting errors were discovered by the investigation and by management. See Part I — “Item 4: Controls and Procedures” of this report.

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

Index

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

We have solar power system projects completed or in the process of being completed in various countries including Germany, Italy, Portugal, South Korea, Spain and the United States of America (the “United States” or “U.S”). We sell distributed rooftop and ground-mounted solar power systems as well as central-station power plants. In the United States, distributed solar power systems are typically rated at more than 500 kilowatts of capacity to provide a supplemental, distributed source of electricity for a customer’s facility . Many customers choose to purchase solar electricity under a power purchase agreement with a financing company which buys the system from us. In Europe, our products and systems are typically purchased by a financing company and operated as a central-station solar power plant. These power plants are rated with capacities of approximately one to thirty megawatts, and generate electricity for sale under tariff to private and public utilities.

In 2008, we began serving the utility market in the United States, as regulated utilities began seeking cost-effective renewable energy to meet governmental renewable portfolio standard requirements. We believe we are well positioned for long-term success, despite difficult near-term economic conditions, with our substantial order pipeline for utility scale projects. Examples include an agreement with Pacific Gas and Electric Company (“PG&E”) to build a 210 megawatt (“MWAC”) solar power plant in California from 2010 to 2012, an agreement with FPL Group Inc. (“FPL Group”) to supply solar panels and photovoltaic tracking and support structure equipment of 300 to 600 MWAC from 2010 to 2012, an agreement with Florida Power & Light Company (“FPL”) to build two solar photovoltaic power plants totaling 35 MWAC in Florida from 2009 to 2010, an agreement with Xcel Energy Inc (“Xcel”) to build a 17 MWAC solar power plant in Colorado in 2010, and another agreement with Exelon Corporation (“Exelon”) to build a 8 MWAC solar power plant in Chicago in 2009. While we have contracts for these projects, there are substantial additional events, including obtaining financing and proper governmental permits, which must occur in order for the projects to move forward.

We manufacture certain of our solar power system products at our manufacturing facilities in Richmond, California and at other facilities located close to our customers. Some of our solar power system products are also manufactured for us by third-party suppliers.

Restructuring Costs

In response to deteriorating economic conditions, we reduced our global workforce of regular employees by approximately 60 positions in the first quarter of fiscal 2009 in order to reduce our annual operating expenses. The restructuring actions included charges of $1.2 million incurred in the first quarter of fiscal 2009 for other severance, benefits and related costs. Restructuring accruals totaled $0.2 million as of March 29, 2009 and is recorded in “Accrued liabilities” in the Condensed Consolidated Balance Sheets and represents estimated future cash outlays primarily related to severance expected to be paid within the second quarter of fiscal 2009. The restructuring, along with other cost-reduction strategies, is expected to reduce the Company’s 2009 operating budget by approximately $50 million. See Note 8 of Notes to our Condensed Consolidated Financial Statements.

Index

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

Index

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

Total Cost of Revenue:  We had 12 and 7 solar cell manufacturing lines in our two facilities as of March 29, 2009 and March 30, 2008, respectively, with a total rated annual solar cell manufacturing capacity of 414 megawatts and 214 megawatts, respectively. During the three months ended March 29, 2009 and March 30, 2008, our two solar cell manufacturing facilities operated at approximately 73% and 68% capacity, respectively, producing 93.7 megawatts and 38.5 megawatts, respectively. During the three months ended March 29, 2009 and March 30, 2008, our total cost of revenue was $179.4 million and $222.8 million, respectively, which represents a decrease of 19%. The decrease in total cost of revenue corresponds with the decrease of 23% in total revenue during the three months ended March 29, 2009 compared to the same period in fiscal 2008. As a percentage of total revenue, our total cost of revenue increased to 85% in the three months ended March 29, 2009 compared to 81% in the three months ended March 30, 2008. This increase in total cost of revenue as a percentage of total revenue is reflective of (i) Systems Segment overhead costs incurred that are fixed in nature when systems revenue decreased 42% in the three months ended March 29, 2009 as compared to the same period in fiscal 2008; (ii) restructuring charges of $0.2 million in the first quarter of fiscal 2009; and (iii) higher amortization of capitalized interest expense in the first quarter of fiscal 2009 compared to the same period in 2008. This increase in total cost of revenue as a percentage of total revenue was partially offset by (i) decreased costs of polysilicon beginning in the second quarter of fiscal 2008; (ii) improved manufacturing economies of scale associated with markedly higher production volume; (iii) reduced expenses associated with the amortization of intangible assets and stock-based compensation; and (iv) one-time asset impairment charges of $5.5 million in the first quarter of fiscal 2008 relating to the wind down of our imaging detector product line and for the write-down of certain solar product manufacturing equipment which became obsolete due to new processes (the costs associated with the $3.3 million write-down of certain solar product manufacturing equipment was recovered from the vendor in the third quarter of fiscal 2008).

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

Index

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

During the three months ended March 29, 2009 and March 30, 2008, our sales, general and administrative (“SG&A”) expense was $42.4 million and $33.9 million, respectively, which represents an increase of 25%. The increase in our SG&A expense during the three months ended March 29, 2009 as compared to the same period in fiscal 2008 resulted primarily from higher spending in all areas of sales, marketing, finance and information technology to support the growth of our business, particularly: (i) sales and marketing spending to expand our dealer network with nearly 500 dealers worldwide; (ii) outside professional fees for legal and accounting services; (iii) increased headcount and payroll related expenses; and (iv) restructuring charges of $0.9 million.

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

Interest expense during the three months ended March 29, 2009 relates to borrowings under our senior convertible debentures, the facility agreement with the Malaysian Government, fees for our outstanding letters of credit with Wells Fargo Bank, N.A. (“Wells Fargo”) and customer advance payments. Interest expense during the three months ended March 30, 2008 relates to borrowings under our senior convertible debentures, fees for our outstanding letters of credit with Wells Fargo and customer advance payments. The increase in interest expense of 2% in the three months ended March 29, 2009 as compared to the same period in fiscal 2008 is due to interest on borrowings totaling Malaysian Ringgit 375.0 million (approximately $103.9 million based on the exchange rate as of March 29, 2009) under the facility agreement with the Malaysian Government, partially offset by higher capitalized interest of $2.5 million in the three months ended March 29, 2009, as compared to $1.8 million in the same period of 2008. Our debt was used to fund our capital expenditures for our manufacturing capacity expansion.

Index

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

During the three months ended March 29, 2009 and March 30, 2008, our equity in earnings of unconsolidated investees were gains of $1.2 million and $0.6 million, respectively. Our share of Woongjin Energy Co. Ltd’s (“Woongjin Energy”) income totaled $1.3 million in the three months ended March 29, 2009 as compared to $0.6 million in the three months ended March 30, 2008 due to: (i) increases in production since Woongjin Energy began manufacturing in the third quarter of fiscal 2007; and (ii) our equity investment increased from 28.8% as of March 30, 2008 to 42.1% as of March 29, 2009. First Philec Solar Corporation (“First Philec Solar”) became operational in the second quarter of fiscal 2008 and our share of the joint venture’s loss totaled $0.1 million and zero in the three months ended March 29, 2009 and March 30, 2008, respectively.

Index

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

Debt and Credit Sources

Line of Credit

We have a credit agreement with Wells Fargo providing for a $50.0 million uncollateralized revolving credit line, with a $50.0 million uncollateralized letter of credit subfeature, and a separate $150.0 million collateralized letter of credit facility as of March 29, 2009. We may borrow up to $50.0 million and request that Wells Fargo issue up to $50.0 million in letters of credit under the uncollateralized letter of credit subfeature through March 27, 2010. Letters of credit issued under the subfeature reduce our borrowing capacity under the revolving credit line. Additionally, we may request that Wells Fargo issue up to $150.0 million in letters of credit under the collateralized letter of credit facility through March 27, 2014. As detailed in the agreement, we pay interest of LIBOR plus 2% on outstanding borrowings under the uncollateralized revolving credit line, and a fee of 2% and 0.2% to 0.4% depending on maturity for outstanding letters of credit under the uncollateralized letter of credit subfeature and collateralized letter of credit facility, respectively. At any time, we can prepay outstanding loans. All borrowings under the uncollateralized revolving credit line must be repaid by March 27, 2010, and all letters of credit issued under the uncollateralized letter of credit subfeature expire on or before March 27, 2010 unless we provide by such date collateral in the form of cash or cash equivalents in the aggregate amount available to be drawn under letters of credit outstanding at such time. All letters of credit issued under the collateralized letter of credit facility expire no later than March 27, 2014.

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

Term Loan

On April 17, 2009, we entered into a loan agreement with Union Bank, N.A. (“Union Bank”) under which we borrowed $30.0 million for three years at an interest rate of LIBOR plus 2%. The loan is to be repaid in eight equal quarterly installments commencing June 30, 2010. See Note 18 of Notes to our Condensed Consolidated Financial Statements.

Debt Facility Agreement with the Malaysian Government

On December 18, 2008, we entered into a facility agreement with the Malaysian Government in which we may borrow up to Malaysian Ringgit 1.0 billion, or approximately $276.9 million, to finance the construction of FAB3 in Malaysia. The loans within the facility agreement are divided into two tranches that may be drawn through June 2010. Principal is to be repaid in six quarterly payments starting in July 2015, and a non-weighted average interest rate of approximately 4.4% per annum accrues and is payable starting in July 2015. We have the ability to prepay outstanding loans and all borrowings must be repaid by October 30, 2016. As of March 29, 2009 and December 28, 2008, we borrowed Malaysian Ringgit 375.0 million, approximately $103.9 million, and Malaysian Ringgit 190.0 million, approximately $54.6 million, respectively, under the facility agreement. See Note 11 of Notes to our Condensed Consolidated Financial Statements.

1.25%, 0.75% and 4.75% Convertible Debenture Issuances

In February 2007, we issued $200.0 million in principal amount of our 1.25% senior convertible debentures (“1.25% debentures”) and received net proceeds of $194.0 million. In the fourth quarter of fiscal 2008, we received notices for the conversion of approximately $1.4 million of the 1.25% debentures. Interest on the 1.25% debentures is payable on February 15 and August 15 of each year, which commenced August 15, 2007. The 1.25% debentures mature on February 15, 2027. Holders may require us to repurchase all or a portion of their 1.25% debentures on each of February 15, 2012, February 15, 2017 and February 15, 2022, or if we experience certain types of corporate transactions constituting a fundamental change. Any repurchase of the 1.25% debentures pursuant to these provisions will be for cash at a price equal to 100% of the principal amount of the 1.25% debentures to be repurchased plus accrued and unpaid interest. In addition, we may redeem some or all of the 1.25% debentures on or after February 15, 2012 for cash at a redemption price equal to 100% of the principal amount of the 1.25% debentures to be redeemed plus accrued and unpaid interest. See Note 11 of Notes to our Condensed Consolidated Financial Statements.

In July 2007, we issued $225.0 million in principal amount of our 0.75% senior convertible debentures (“0.75% debentures”) and received net proceeds of $220.1 million. Interest on the 0.75% debentures is payable on February 1 and August 1 of each year, which commenced February 1, 2008. The 0.75% debentures mature on August 1, 2027. Holders may require us to repurchase all or a portion of their 0.75% debentures on each of August 1, 2010, August 1, 2015, August 1, 2020 and August 1, 2025, or if we experience certain types of corporate transactions constituting a fundamental change. Therefore, the 0.75% debentures will be classified as short-term debt in our Condensed Consolidated Balance Sheets beginning on August 1, 2009. Any repurchase of the 0.75% debentures pursuant to these provisions will be for cash at a price equal to 100% of the principal amount of the 0.75% debentures to be repurchased plus accrued and unpaid interest. In addition, we may redeem some or all of the 0.75% debentures on or after August 1, 2010 for cash at a redemption price equal to 100% of the principal amount of the 0.75% debentures to be redeemed plus accrued and unpaid interest. See Note 11 of Notes to our Condensed Consolidated Financial Statements.

Index

On May 4, 2009, we issued $230.0 million in principal amount of our 4.75% senior convertible debentures (“4.75% debentures”) and received net proceeds of $225.0 million, before payment of the net cost of the convertible debenture hedge transactions of $26.3 million. Interest on the 4.75% debentures is payable on April 15 and October 15 of each year, beginning on October 15, 2009. The 4.75% debentures mature on April 15, 2014. The 4.75% debentures are initially convertible into shares of our class A common stock at a conversion price equal to $26.40 per share, which represents a premium of 20% over the price of our class A common stock in the concurrent equity offering described below. See Note 18 of Notes to our Condensed Consolidated Financial Statements.

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

We estimated that auction rate securities held with a stated par value of $21.1 million and $26.1 million at March 29, 2009 and December 28, 2008, respectively, would be valued at approximately 90% and 91%, respectively, of their stated par value, or $19.0 million and $23.6 million, respectively, representing a decline in value of approximately $2.1 million and $2.5 million, respectively. Due to the length of time that has passed since the auction rate securities failed to clear at auctions and the ongoing uncertainties regarding future access to liquidity, we have determined the impairment is other-than-temporary and recorded impairment losses of $0.1 million and $2.5 million in the first quarter of fiscal 2009 and fourth quarter of fiscal 2008, respectively, in “Other, net” in our Condensed Consolidated Statements of Operations. If market conditions were to deteriorate even further such that the current fair value were not achievable, we could realize additional impairment losses related to our auction rate securities. All our auction rate securities as of March 29, 2009 and December 28, 2008 have failed to clear at auctions in subsequent periods. Accordingly, auction rate securities at March 29, 2009 and December 28, 2008 totaling $19.0 million and $23.6 million, respectively, are classified as “Long-term investments” in our Condensed Consolidated Balance Sheets, because they are not expected to be used to fund current operations and consistent with their stated contractual maturities between 20 to 30 years. On February 4, 2009, we sold an auction rate security with a carrying value of $4.5 million as of December 28, 2008 for $4.6 million to a third-party outside of the auction process. See Note 6 of Notes to our Condensed Consolidated Financial Statements.

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

On May 4, 2009, we received aggregate net proceeds of $417.6 million from the follow-on public offering of 10.35 million shares of our class A common stock and the issuance of $230.0 million in principal amount of our 4.75% debentures named above, after deducting the underwriters’ discounts and commissions and estimated offering expenses payable by us (including approximately $26.3 million paid as the net cost of convertible debenture hedge transactions entered into in connection with the 4.75% debenture offering). See Note 18 of Notes to our Condensed Consolidated Financial Statements.

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

Index

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

We believe that our current cash and cash equivalents, cash generated from operations, and funds available from the credit agreement with Wells Fargo, facility agreement with the Malaysian Government, the term loan with the Union Bank, and the issuance of the 4.75% debentures and 10.35 million shares of our class A common stock will be sufficient to meet our working capital and capital expenditure commitments for at least the next 12 months. However, there can be no assurance that our liquidity will be adequate over time. We expect total capital expenditures in the range of $250 million to $300 million in 2009 as we continue to increase our solar cell and solar panel manufacturing capacity in the Philippines and Malaysia. These expenditures would be greater if we decide to bring capacity on line more rapidly. If our capital resources are insufficient to satisfy our liquidity requirements, we may seek to sell additional equity securities or debt securities or obtain other debt financing. However, after the tax-free distribution of our shares by Cypress Semiconductor Corporation (“Cypress”) on September 29, 2008, our ability to sell additional equity securities to obtain additional financing is limited before triggering our obligation to indemnify Cypress for taxes relating to the distribution of our class B common stock. The sale of additional equity securities or convertible debt securities would result in additional dilution to our stockholders and may not be available on favorable terms or at all, particularly in light of the current crises in the financial and credit markets. Additional debt would result in increased expenses and would likely impose new restrictive covenants like the covenants under the credit agreement with Wells Fargo, the facility agreement with the Malaysian Government, the term loan with the Union Bank, the 1.25% debentures, the 0.75% debentures and the 4.75% debentures. Financing arrangements may not be available to us, or may not be available in amounts or on terms acceptable to us.

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

Contractual Obligations

The following summarizes our contractual obligations at March 29, 2009:

		Payments Due by Period
(In thousands)	Total	2009 (remaining 9 months)	2010 – 2011	2012 – 2013	Beyond 2013
Customer advances, including interest	$100,441	$10,257	$26,184	$16,000	$48,000
Convertible debt, including interest	498,922	3,128	8,340	8,340	479,114
Loan from Malaysian Government	103,850	—	—	—	103,850
Lease commitments	32,837	4,096	8,574	5,570	14,597
Utility obligations	750	—	—	—	750
Royalty obligations	154	154	—	—	—
Non-cancelable purchase orders	115,632	114,982	650	—	—
Purchase commitments under agreements	3,992,157	261,808	1,065,338	636,754	2,028,257
Total	$4,844,743	$394,425	$1,109,086	$666,664	$2,674,568

Index

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

As of both March 29, 2009 and December 28, 2008, total liabilities associated with uncertain tax positions under FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, and Related Implementation Issues,” or FIN 48, were $14.0 million and are included in “Other long-term liabilities” in our Condensed Consolidated Balance Sheets as they are not expected to be paid within the next twelve months. Due to the complexity and uncertainty associated with our tax positions, we cannot make a reasonably reliable estimate of the period in which cash settlement will be made for our liabilities associated with uncertain tax positions in other long-term liabilities, therefore, they have been excluded from the table above. See Note 9 of Notes to our Condensed Consolidated Financial Statements.

On April 17, 2009, we entered into a loan agreement with the Union Bank, under which we borrowed $30.0 million for three years at an interest rate of LIBOR plus 2%. In addition, on May 4, 2009, we issued $230.0 million principal amount of our 4.75% debentures. These contractual obligations occurred subsequent to the first quarter of fiscal 2009, therefore, they have been excluded from the table above. See Note 18 of Notes to our Condensed Consolidated Financial Statements.

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

Management of our Company, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, initially conducted an evaluation of the effectiveness of our disclosure controls and procedures as of March 29, 2009 in connection with our Quarterly Report on Form 10-Q for the period ended March 29, 2009 (the “March 2009 Form 10-Q”). The Company disclosed in the March 2009 Form 10-Q that based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 29, 2009.

In connection with the restatement described in the 2009 Form 10-K and elsewhere in this Amendment, the Company re-evaluated the effectiveness of our disclosure controls and procedures as of March 29, 2009. As a result, management identified certain control deficiencies as of March 29, 2009 that constituted three material weaknesses in our internal control over financial reporting in our Philippines operations. Because of these material weaknesses, management subsequently concluded that we did not maintain effective disclosure controls and procedures as of March 29, 2009. For additional information regarding the restatement and the material weaknesses identified by management, see Note 2 to the condensed consolidated financial statements included in this Amendment and “Item 9A. Controls and Procedures” in the 2009 Form 10-K.

No steps were taken to remediate these material weaknesses during the quarter ended March 29, 2009, as these circumstances had not yet been identified by management. However, management implemented new processes and controls prior to the end of our 2009 fiscal year to remediate one of the material weaknesses and developed a plan, based, in part, on recommendations from our Audit Committee, to remediate the two remaining material weaknesses. For additional information regarding the remedial actions taken and planned by our management, see “Item 9A. Controls and Procedures” in the 2009 Form 10-K.

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the quarter ended March 29, 2009 that materially affected, or was reasonably likely to materially affect, our internal control over financial reporting. However, as described above, there have been changes in our internal control over financial reporting during the quarter ended January 3, 2010 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting. For additional information regarding these changes, see “Item 9A. Controls and Procedures” in the 2009 Form 10-K.

Index

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

Exhibits marked with an asterisk (*) were filed as part of the initial filing of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 29, 2009. On June 25, 2009, the Company filed an amendment to the Quarterly Report on Form 10-Q for the quarter ended March 29, 2009 for the sole purpose of refiling Exhibit 10.1 in connection with a confidential treatment request.

Exhibits marked with a cross (†) are subject to a request for confidential treatment filed with the Securities and Exchange Commission.

Index

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

SUNPOWER CORPORATION

Dated: April 30, 2010	By:	/s/ DENNIS V. ARRIOLA

Dennis V. Arriola
Executive Vice President and
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

Exhibits marked with an asterisk (*) were filed as part of the initial filing of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 29, 2009. On June 25, 2009, the Company filed an amendment to the Quarterly Report on Form 10-Q for the quarter ended March 29, 2009 for the sole purpose of refiling Exhibit 10.1 in connection with a confidential treatment request.

Exhibits marked with a cross (†) are subject to a request for confidential treatment filed with the Securities and Exchange Commission.