Form 10-Q/A
period 2009-06-28
SUNPOWER CORP
filed 2010-05-03
CIK 867773

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________

FORM 10-Q/A
(Amendment No. 1)
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

The Company initially filed its Quarterly Report on Form 10-Q for the period ended June 28, 2009 on July 31, 2009 (“June 2009 Form 10-Q”). In this amendment to the June 2009 Form 10-Q (this “Amendment”), the Company is presenting restated condensed consolidated financial statements for the second quarter ended June 28, 2009 and June 29, 2008 (the “Restated Periods”). These restated financial statements reflect corrections of misstatements identified through the independent investigation referred to above, other errors identified by the investigation and by management and out-of-period adjustments. The following items of the June 2009 Form 10-Q are being amended in this Amendment:

•	Part I – “Item 1: Financial Statements”

•	Part I – “Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations”

•	Part I – “Item 4: Controls and Procedures”

•	Part II – “Item 6: Exhibits”

In accordance with SEC regulations, new certifications of the Company’s Chief Executive Officer and Chief Financial Officer were executed in connection with this Amendment and have been filed as exhibits to this Amendment. No other items included in the June 2009 Form 10-Q have been amended in this Amendment, and such items remain in effect as of July 31, 2009.

The Company believes that presenting this information regarding the Restated Periods in this Amendment allows investors to review the restated financial statements and related information for the Restated Periods in more detail. The Company has not filed an amendment to its Quarterly Report on Form 10-Q for the quarter ended June 29, 2008. Accordingly, investors should not rely on the financial information and other disclosures in the Quarterly Report on Form 10-Q for the period ended June 29, 2008, but should refer to the restated condensed consolidated financial statements for the quarter ended June 29, 2008 included in this Amendment.

This Amendment should be read in conjunction with the 2009 Form 10-K and the other filings made by the Company with the Securities and Exchange Commission (“SEC”) subsequent to the filing of the 2009 Form 10-K.

SunPower Corporation

Index

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

SunPower Corporation

Condensed Consolidated Balance Sheets
(In thousands, except share data)
(unaudited)

	June 28, 2009	December 28, 2008 (1)
Assets	(As Restated)
Current assets:
Cash and cash equivalents	$456,835	$202,331
Restricted cash and cash equivalents, current portion	28,303	13,240
Short-term investments	796	17,179
Accounts receivable, net	219,644	194,222
Costs and estimated earnings in excess of billings	11,849	29,750
Inventories	245,462	248,255
Advances to suppliers, current portion	27,654	43,190
Prepaid expenses and other current assets	124,443	101,735
Total current assets	1,114,986	849,902

Restricted cash and cash equivalents, net of current portion	189,235	162,037
Long-term investments	18,482	23,577
Property, plant and equipment, net	672,424	622,484
Goodwill	197,693	196,720
Other intangible assets, net	33,089	39,490
Advances to suppliers, net of current portion	113,197	119,420
Other long-term assets	78,191	69,116
Total assets	$2,417,297	$2,082,746
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$162,982	$259,429
Accrued liabilities	91,930	136,116
Billings in excess of costs and estimated earnings	50,710	15,634
Customer advances, current portion	19,005	19,035
Total current liabilities	324,627	430,214

Long-term debt	136,338	54,598
Convertible debt	532,840	357,173
Long-term deferred tax liability	7,631	6,493
Customer advances, net of current portion	83,211	91,359
Other long-term liabilities	47,890	44,222
Total liabilities	1,132,537	984,059
Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock, $0.001 par value, 10,042,490 shares authorized; none issued and outstanding	—	—
Common stock, $0.001 par value, 150,000,000 shares of class B common stock authorized; 42,033,287 shares of class B common stock issued and outstanding; $0.001 par value, 217,500,000 shares of class A common stock authorized; 54,867,940 and 44,055,644 shares of class A common stock issued; 54,566,166 and 43,849,566 shares of class A common stock outstanding, at June 28, 2009 and December 28, 2008, respectively	97	86
Additional paid-in capital	1,259,728	1,064,916
Accumulated other comprehensive loss	(36,095)	(25,611)
Retained earnings	72,809	67,953
	1,296,539	1,107,344
Less: shares of class A common stock held in treasury, at cost; 301,774 and 206,078 shares at June 28, 2009 and December 28, 2008, respectively	(11,779)	(8,657)
Total stockholders’ equity	1,284,760	1,098,687
Total liabilities and stockholders’ equity	$2,417,297	$2,082,746

(1)	As adjusted to reflect the adoption of new accounting guidance for convertible debt instruments that may be settled in cash upon conversion (see Note 1).

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

SunPower Corporation

Condensed Consolidated Statements of Operations
(In thousands, except per share data)
(unaudited)

	Three Months Ended		Six Months Ended
	June 28, 2009	June 29, 2008 (1)	June 28, 2009	June 29, 2008 (1)
	(As Restated)		(As Restated)
Revenue:
Systems	$110,421	$270,617	$214,374	$450,040
Components	188,920	112,158	296,610	207,008
Total revenue	299,341	382,775	510,984	657,048
Operating costs and expenses:
Cost of systems revenue	96,036	213,066	191,360	356,994
Cost of components revenue	162,627	85,545	246,711	164,394
Research and development	6,937	4,813	14,817	9,455
Selling, general and administrative	42,775	43,208	85,179	77,066
Total operating costs and expenses	308,375	346,632	538,067	607,909
Operating income (loss)	(9,034)	36,143	(27,083)	49,139
Other income (expense):
Interest income	765	2,289	1,949	6,436
Interest expense	(9,528)	(5,778)	(15,649)	(11,795)
Gain on purchased options	21,193	—	21,193	—
Other, net	2,807	(3,570)	(4,350)	(2,855)
Other income (expense), net	15,237	(7,059)	3,143	(8,214)
Income (loss) before income taxes and equity in earnings of unconsolidated investees	6,203	29,084	(23,940)	40,925
Income tax provision (benefit)	(5,223)	4,676	(24,419)	5,956
Income before equity in earnings of unconsolidated investees	11,426	24,408	479	34,969
Equity in earnings of unconsolidated investees	3,133	2,394	4,378	2,976
Net income	$14,559	$26,802	$4,857	$37,945
Net income per share of class A and class B common stock:
Basic	$0.16	$0.33	$0.06	$0.47
Diluted	$0.16	$0.32	$0.05	$0.45
Weighted-average shares:
Basic	90,873	79,412	87,311	79,188
Diluted	92,640	83,365	89,110	83,182

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

Index

SunPower Corporation

Condensed Consolidated Statements of Cash Flows
(In thousands)
(unaudited)

	Six Months Ended
	June 28, 2009	June 29, 2008(1)
	(As Restated)
Cash flows from operating activities:
Net income	$4,857	$37,945
Adjustments to reconcile net income to net cash used in operating activities:
Stock-based compensation	21,130	33,115
Depreciation	38,934	22,409
Amortization of other intangible assets	8,150	8,351
Impairment of long-lived assets	1,807	5,489
Non-cash interest expense	10,936	8,679
Amortization of debt issuance costs	1,721	1,074
Gain on purchased options	(21,193)	—
Equity in earnings of unconsolidated investees	(4,378)	(2,976)
Excess tax benefits from stock-based award activity	—	(12,621)
Deferred income taxes and other tax liabilities	(29,875)	6,617
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	(24,491)	(103,132)
Costs and estimated earnings in excess of billings	18,079	(10,144)
Inventories	6,081	(65,482)
Prepaid expenses and other assets	(22,080)	(20,974)
Advances to suppliers	21,739	3,641
Accounts payable and other accrued liabilities	(105,638)	86,010
Billings in excess of costs and estimated earnings	34,528	(38,886)
Customer advances	(8,086)	4,130
Net cash used in operating activities	(47,689)	(36,755)
Cash flows from investing activities:
Increase in restricted cash and cash equivalents	(42,336)	(15,951)
Purchases of property, plant and equipment	(111,667)	(95,677)
Proceeds from sale of equipment to third-party	7,902	—
Purchases of available-for-sale securities	—	(50,970)
Proceeds from sales or maturities of available-for-sale securities	19,678	121,921
Cash paid for acquisitions, net of cash acquired	—	(13,484)
Cash paid for investments in joint ventures and other non-public companies	—	(22,625)
Net cash used in investing activities	(126,423)	(76,786)
Cash flows from financing activities:
Proceeds from issuance of long-term debt, net of issuance costs	82,150	—
Proceeds from issuance of convertible debt, net of issuance costs	225,018	—
Proceeds from offering of class A common stock, net of offering expenses	218,895	—
Cash paid for repurchased convertible debt	(67,949)	—
Cash paid for purchased options	(97,336)	—
Proceeds from warrant transactions	71,001	—
Proceeds from exercises of stock options	838	2,335
Excess tax benefits from stock-based award activity	—	12,621
Purchases of stock for tax withholding obligations on vested restricted stock	(3,122)	(4,194)
Net cash provided by financing activities	429,495	10,762
Effect of exchange rate changes on cash and cash equivalents	(879)	7,107
Net increase (decrease) in cash and cash equivalents	254,504	(95,672)
Cash and cash equivalents at beginning of period	202,331	285,214
Cash and cash equivalents at end of period	$456,835	$189,542

Non-cash transactions:
Additions to property, plant and equipment included in accounts payable and other accrued liabilities	$—	$3,838
Non-cash interest expense capitalized and added to the cost of qualified assets	3,583	3,820
Issuance of common stock for purchase acquisition	1,471	—
Change in goodwill relating to adjustments to acquired net assets	—	231

(1)	As adjusted to reflect the adoption of new accounting guidance for convertible debt instruments that may be settled in cash upon conversion (see Note 1).

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

In February 2007, the Company issued $200.0 million in principal amount of its 1.25% senior convertible debentures (“1.25% debentures”). In July 2007, the Company issued $225.0 million in principal amount of its 0.75% senior convertible debentures (“0.75% debentures”). The 1.25% debentures and the 0.75% debentures contain partial cash settlement features and are therefore subject to FSP APB 14-1. As a result, the equity and debt components were retrospectively adjusted in accordance with FSP APB 14-1. As of December 28, 2008, the carrying value of the equity component was $61.8 million and the principal amount of the outstanding debentures, the unamortized discount and the net carrying value was $423.6 million, $66.4 million and $357.2 million, respectively (see Note 12). On a cumulative basis from the respective issuance dates of the 1.25% debentures and the 0.75% debentures through December 28, 2008, the Company has recognized $24.4 million in non-cash interest expense related to the adoption of FSP APB 14-1, excluding the related tax effects.

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

As a result of the Company’s adoption of FSP APB 14-1, the Company’s Condensed Consolidated Statements of Operations for the three and six months ended June 29, 2008 have been adjusted as follows:

Index

(In thousands)	Three Months Ended		Six Months Ended
	As Adjusted in this Quarterly Report on Form 10-Q/A	Prior to Retrospective Application of New Accounting Guidance	As Adjusted in this Quarterly Report on Form 10-Q/A	Prior to Retrospective Application of New Accounting Guidance
Cost of systems revenue	$213,066	$212,980	$356,994	$356,857
Cost of components revenue	85,545	85,441	164,394	164,216
Operating income	36,143	36,333	49,139	49,454
Interest expense	(5,778)	(1,092)	(11,795)	(2,276)
Other, net	(3,570)	(3,570)	(2,855)	(3,827)
Income before income taxes and equity in earnings of unconsolidated investees	29,084	33,960	40,925	49,787
Income tax provision	4,676	12,101	5,956	16,609
Income before equity in earnings of unconsolidated investees	24,408	21,859	34,969	33,178
Net income	26,802	24,253	37,945	36,154

As a result of the Company’s adoption of FSP APB 14-1, the Company’s Condensed Consolidated Statement of Cash Flows for the six months ended June 29, 2008 has been adjusted as follows:

(In thousands)	As Adjusted in this Quarterly Report on Form 10-Q/A	Prior to Retrospective Application of New Accounting Guidance
Cash flows from operating activities:
Net income	$37,945	$36,154
Depreciation	22,409	22,327
Non-cash interest expense	8,679	—
Amortization of debt issuance costs	1,074	972
Deferred income taxes and other tax liabilities	6,617	17,271
Net cash used in operating activities	(36,755)	(36,755)

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

(In thousands, except per share data)	Three Months Ended		Six Months Ended
	As Adjusted in this Quarterly Report on Form 10-Q/A	Prior to Retrospective Application of New Accounting Guidance	As Adjusted in this Quarterly Report on Form 10-Q/A	Prior to Retrospective Application of New Accounting Guidance
Net income	$26,802	$24,253	$37,945	$36,154
Net income per share of class A and class B common stock:
	$0.33	$0.31	$0.47	$0.46
	$0.32	$0.29	$0.45	$0.43
Weighted-average shares:
	79,412	79,412	79,188	79,188
	83,365	84,036	83,182	83,848

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

In April 2009, the FASB issued three Staff Positions: (i) SFAS No. 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP SFAS No. 157-4”), (ii) SFAS No. 115-2 and SFAS No. 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP SFAS No. 115-2 and FSP SFAS No. 124-2”), and (iii) SFAS No. 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP SFAS No. 107-1 and APB 28-1”), which were adopted by the Company in the second quarter of fiscal 2009. FSP SFAS No. 157-4 provides guidance on how to determine the fair value of assets and liabilities under SFAS No. 157 in the current economic environment and reemphasizes that the objective of a fair value measurement remains an exit price. If the Company were to conclude that there has been a significant decrease in the volume and level of activity of the asset or liability in relation to normal market activities, quoted market values may not be representative of fair value and the Company may conclude that a change in valuation technique or the use of multiple valuation techniques may be appropriate. FSP SFAS No. 115-2 and FSP SFAS No. 124-2 provide additional guidance on presenting impairment losses on securities to bring consistency to the timing of impairment recognition, and provide clarity to investors about the credit and noncredit components of impaired debt securities that are not expected to be sold. FSP SFAS No. 107-1 and APB 28-1 requires disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. FSP SFAS No. 107-1 and APB 28-1 also amends APB Opinion No. 28, “Interim Financial Reporting,” to require those disclosures in summarized financial information at interim reporting periods. The adoption of these Staff Positions had no financial impact on the Company’s condensed consolidated financial statements and only required additional financial statement disclosures (see Notes 3, 6 and 8).

Business Combinations

In April 2009, the FASB issued FSP SFAS No. 141(R)-1 which amends the provisions in SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141(R)”), for the initial recognition and measurement, subsequent measurement and accounting, and disclosures for assets and liabilities arising from contingencies in business combinations. FSP SFAS No. 141(R)-1 eliminates the distinction between contractual and non-contractual contingencies, including the initial recognition and measurement criteria in SFAS No. 141(R) and instead carries forward most of the provisions in SFAS No. 141, "Business Combinations" ("SFAS No. 141"), for acquired contingencies. FSP SFAS No. 141(R)-1 is effective for contingent assets and contingent liabilities acquired in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company’s adoption of FSP SFAS No. 141(R)-1 in the first quarter of fiscal 2009 did not have a material effect on its condensed consolidated financial statements. As a result of the adoption of SFAS No. 141(R), the Company reflected an asset for in-process research and development of $1.0 million in connection with the acquisition of Tilt Solar LLC (“Tilt Solar”) during the second quarter of fiscal 2009 which would have been expensed under previous guidance (see Note 5).

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

Index

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

The nature of the restatement adjustments and the impact of the adjustments for the three and six months ended June 28, 2009 and June 29, 2008 are shown in the following table (in thousands):

	Three Months Ended		Six Months Ended
	June 28, 2009	June 29, 2008	June 28, 2009	June 29, 2008 (1)
Investigation related adjustments	$(13,379)	$(1,869)	$(17,419)	$(6,233)
Errors identified during course of investigation	(5,594)	(6,356)	(14,062)	(4,014)
	(18,973)	(8,225)	(31,481)	(10,247)
Out-of-period adjustments	84	932	(2,958)	1,573
Total adjustments	(18,889)	(7,293)	(34,439)	(8,674)
Income tax effect of adjustments	9,277	2,938	19,911	3,463
Decrease in net income	$(9,612)	$(4,355)	$(14,528)	$(5,211)

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

Index

The table below summarizes: (i) the adjustments related to the investigation; (ii) errors identified during the course of the investigation; and (iii) out-of-period adjustments on the Condensed Consolidated Balance Sheet as of June 28, 2009.

	June 28, 2009
	As Previously Reported (1)	Restatement Adjustments	As Restated
Assets
Current assets:
Cash and cash equivalents	$456,835	$-	$456,835
Restricted cash and cash equivalents, current portion	28,303	-	28,303
Short-term investments	796	-	796
Accounts receivable, net	219,644	-	219,644
Costs and estimated earnings in excess of billings	11,133	716	11,849
Inventories	262,893	(17,431)	245,462
Advances to suppliers, current portion	27,951	(297)	27,654
Prepaid expenses and other current assets	122,260	2,183	124,443
Total current assets	1,129,815	(14,829)	1,114,986

Restricted cash and cash equivalents, net of current portion	189,235	-	189,235
Long-term investments	18,482	-	18,482
Property, plant and equipment, net	683,011	(10,587)	672,424
Goodwill	197,693	-	197,693
Other intangible assets, net	33,089	-	33,089
Advances to suppliers, net of current portion	113,197	-	113,197
Other long-term assets	85,826	(7,635)	78,191
Total assets	$2,450,348	$(33,051)	$2,417,297

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$151,987	$10,995	$162,982
Accrued liabilities	105,960	(14,030)	91,930
Billings in excess of costs and estimated earnings	50,710	-	50,710
Customer advances, current portion	19,005	-	19,005
Total current liabilities	327,662	(3,035)	324,627

Long-term debt	136,338	-	136,338
Convertible debt	532,840	-	532,840
Customer advances, net of current portion	83,211	-	83,211
Long-term deferred tax liability	9,279	(1,648)	7,631
Other long-term liabilities	48,633	(743)	47,890
Total liabilities	1,137,963	(5,426)	1,132,537
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value, 10,042,490 shares authorized; none issued and outstanding	-		-
Common stock, $0.001 par value, 150,000,000 shares of class B common stock authorized; 42,033,287 shares of class B common stock issued and outstanding; $0.001 par value, 217,500,000 shares of class A common stock authorized; 54,867,940 shares of class A common stock issued; 54,566,166 shares of class A common stock outstanding	97	-	97
Additional paid-in capital	1,263,166	(3,438)	1,259,728
Accumulated other comprehensive loss	(36,095)	-	(36,095)
Retained earnings	96,996	(24,187)	72,809
	1,324,164	(27,625)	1,296,539
Less: 301,774 shares of class A common stock held in treasury, at cost	(11,779)	-	(11,779)
Total stockholders’ equity	1,312,385	(27,625)	1,284,760
Total liabilities and stockholders’ equity	$2,450,348	$(33,051)	$2,417,297

(1)	Certain short-term warranty reserves have been revised to long-term warranty reserves to conform to the presentation in the Company's Condensed Consolidated Balance Sheets in the 2009 Form 10-K.

Index

The table below summarizes: (i) the adjustments related to the investigation; (ii) errors identified during the course of the investigation; and (iii) out-of-period adjustments on the Condensed Consolidated Statement of Operations for the three and six months ended June 28, 2009.

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

Index

The table below summarizes: (i) the adjustments related to the investigation; (ii) errors identified during the course of the investigation; and (iii) out-of-period adjustments on the Condensed Consolidated Statement of Comprehensive Income (Loss) for the three and six months ended June 28, 2009.

	Three Months Ended June 28, 2009			Six Months Ended June 28, 2009
	As Previously Reported	Restatement Adjustments	As Restated	As Previously Reported	Restatement Adjustments	As Restated
Net income	$24,171	$(9,612)	$14,559	$19,385	$(14,528)	$4,857
Other comprehensive income (loss):
Translation adjustment	2,550	-	2,550	(14,058)	-	(14,058)
Unrealized gain (loss) on derivatives, net of tax	(18,968)	-	(18,968)	3,566	-	3,566
Unrealized gain on investments, net of tax	-	-	-	8	-	8
Total comprehensive income (loss)	$7,753	$(9,612)	$(1,859)	$8,901	$(14,528)	$(5,627)

Index

The table below summarizes: (i) the adjustments related to the investigation; (ii) errors identified during the course of the investigation; and (iii) out-of-period adjustments on the Condensed Consolidated Statement of Cash Flows for the three and six months ended June 28, 2009.

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

Index

The table below summarizes: (i) the adjustments related to the investigation; (ii) errors identified during the course of the investigation; and (iii) out-of-period adjustments on the Condensed Consolidated Statement of Operations for the three and six months ended June 29, 2008.

	Three Months Ended June 29, 2008			Six Months Ended June 29, 2008
	As Previously Reported (1)	Restatement Adjustments	As Restated	As Previously Reported (1)	Restatement Adjustments	As Restated

Revenue:
Systems	$270,593	$24	$270,617	$449,444	$596	$450,040
Components	112,158	-	112,158	207,008	-	207,008
Total revenue	382,751	24	382,775	656,452	596	657,048
Operating costs and expenses:
Cost of systems revenue	209,223	3,843	213,066	352,487	4,507	356,994
Cost of components revenue	80,688	4,857	85,545	157,930	6,464	164,394
Research and development	4,813	-	4,813	9,455	-	9,455
Selling, general and administrative	43,208	-	43,208	77,066	-	77,066
Total operating costs and expenses	337,932	8,700	346,632	596,938	10,971	607,909
Operating income	44,819	(8,676)	36,143	59,514	(10,375)	49,139
Other income (expense)
Interest income	2,289	-	2,289	6,436	-	6,436
Interest expense	(6,097)	319	(5,778)	(12,394)	599	(11,795)
Other, net	(3,570)	-	(3,570)	(2,855)	-	(2,855)
Other income (expense), net	(7,378)	319	(7,059)	(8,813)	599	(8,214)
Income before income taxes and equity in earnings of unconsolidated investees	37,441	(8,357)	29,084	50,701	(9,776)	40,925
Provision for income taxes	7,614	(2,938)	4,676	9,419	(3,463)	5,956
Income before equity in earnings of unconsolidated investees	29,827	(5,419)	24,408	41,282	(6,313)	34,969
Equity in earnings of unconsolidated investees	1,330	1,064	2,394	1,874	1,102	2,976
Net income	$31,157	$(4,355)	$26,802	$43,156	$(5,211)	$37,945

Net income per share of class A and class B common stock:
Basic	$0.39	$(0.06)	$0.33	$0.54	$(0.06)	$0.47
Diluted	$0.37	$(0.05)	$0.32	$0.51	$(0.05)	$0.45

Weighted-average shares:
Basic	79,412		79,412	79,188		79,188
Diluted	83,365		83,365	83,182		83,182

(1)
As adjusted to reflect the adoption of new accounting guidance for both convertible debt instruments that may be settled in cash upon conversion and unvested share-based payment awards that contain rights to nonforfeitable dividends that are participating securities (see Note 1).

Index

The table below summarizes: (i) the adjustments related to the investigation; (ii) errors identified during the course of the investigation; and (iii) out-of-period adjustments on the Condensed Consolidated Statement of Comprehensive Income for the three and six months ended June 29, 2008.

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

Index

The table below summarizes: (i) the adjustments related to the investigation; (ii) errors identified during the course of the investigation; and (iii) out-of-period adjustments on the Condensed Consolidated Statement of Cash Flows for the three and six months ended June 29, 2008.

	Six Months Ended June 29, 2008
	As Previously Reported (1)	Restatement Adjustments	As Restated
Cash flows from operating activities:
Net income	$43,156	$(5,211)	$37,945
Adjustments to reconcile net income to net cash used in operating activities:
Stock-based compensation	33,115	-	33,115
Depreciation	22,053	356	22,409
Amortization of other intangible assets	8,351	-	8,351
Impairment of investments and long-lived assets	5,489	-	5,489
Non-cash interest expense	8,679	-	8,679
Amortization of debt issuance costs	1,074	-	1,074
Equity in earnings of unconsolidated investees	(1,874)	(1,102)	(2,976)
Excess tax benefits from stock-based award activity	(14,639)	2,018	(12,621)
Deferred income taxes and other tax liabilities	10,080	(3,463)	6,617
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	(103,132)	-	(103,132)
Costs and estimated earnings in excess of billings	(10,144)	-	(10,144)
Inventories	(67,799)	2,317	(65,482)
Prepaid expenses and other assets	(25,032)	4,058	(20,974)
Advances to suppliers	3,641	-	3,641
Accounts payable and other accrued liabilities	82,366	3,644	86,010
Billings in excess of costs and estimated earnings	(38,886)	-	(38,886)
Customer advances	4,130	-	4,130
Net cash used in operating activities	(39,372)	2,617	(36,755)

Cash flows from investing activities:
Increase in restricted cash and cash equivalents	(15,951)	-	(15,951)
Purchases of property, plant and equipment	(95,078)	(599)	(95,677)
Purchases of available-for-sale securities	(50,970)	-	(50,970)
Proceeds from sales or maturities of available-for-sale securities	121,921	-	121,921
Cash paid for acquisitions, net of cash acquired	(13,484)	-	(13,484)
Cash paid for investments in joint ventures and other non-public companies	(22,625)	-	(22,625)
Net cash used in investing activities	(76,187)	(599)	(76,786)

Cash flows from financing activities:
Proceeds from exercise of stock options	2,335	-	2,335
Excess tax benefits from stock-based award activity	14,639	(2,018)	12,621
Purchases of stock for tax withholding obligations on vested restricted stock	(4,194)	-	(4,194)
Net cash provided by financing activities	12,780	(2,018)	10,762

Effects of exchange rate changes on cash and equivalents	7,107	-	7,107
Net decrease in cash and cash equivalents	(95,672)	-	(95,672)
Cash and cash equivalents at beginning of period	285,214	-	285,214
Cash and cash equivalents at end of period	$189,542	$-	$189,542

Non-cash transactions:
Additions to property, plant and equipment included in accounts payable and other accrued liabilities	$3,838	$-	$3,838
Non-cash interest expense capitalized and added to the cost of qualified assets	3,820	-	3,820
Change in goodwill relating to adjustments to acquired net assets	231	-	231

(1)	As adjusted to reflect the adoption of new accounting guidance for convertible debt instruments that may be settled in cash upon conversion (see Note 1).

Index

Note 3. BALANCE SHEET COMPONENTS

(In thousands)	June 28, 2009	December 28, 2008
	(As Restated)
Accounts receivable, net:
Accounts receivable, gross	$223,326	$196,316
Less: Allowance for doubtful accounts	(2,648)	(1,863)
Less: Allowance for sales returns	(1,034)	(231)
	$219,644	$194,222

Inventories:
Raw materials (1) (2)	$32,251	$95,092
Work-in-process (2)	36,076	25,813
Finished goods (2) (3)	177,135	127,350
	$245,462	$248,255

(1)	In addition to polysilicon and other raw materials for solar cell manufacturing, raw materials include installation materials for systems projects.
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

Prepaid expenses and other current assets:
VAT receivables, current portion	$28,026	$26,489
Deferred tax assets, current portion	10,301	10,301
Foreign currency forward exchange contracts	1,378	11,443
Other receivables(4)	32,517	35,587
Other prepaid expenses	52,221	17,915
	$124,443	$101,735

(4)
Includes tolling agreements with suppliers in which the Company provides polysilicon required for silicon ingot manufacturing and procures the manufactured silicon ingots from the suppliers (see Note 10).

Index

(In thousands)	June 28, 2009	December 28, 2008
	(As Restated)
Other long-term assets:
VAT receivables, net of current portion	$6,935	$6,692
Investments in joint ventures	33,366	29,007
Note receivable(5)	10,000	10,000
Other	27,890	23,417
	$78,191	$69,116

(5)	In June 2008, the Company loaned $10.0 million to a third-party private company pursuant to a three-year interest-bearing note receivable that is convertible into equity at the Company’s option.

Accrued liabilities:
VAT payables	$13,883	$18,934
Income taxes payable	—	9,645
Deferred tax liability	5,658	5,658
Foreign currency forward exchange contracts	28,477	45,791
Warranty reserves	6,337	3,616
Employee compensation and employee benefits	14,139	19,018
Other	23,436	33,454
	$91,930	$136,116

Note 4. PROPERTY, PLANT AND EQUIPMENT

(In thousands)	June 28, 2009	December 28, 2008(1)
	(As Restated)

Land and buildings	$17,166	$13,912
Leasehold improvements	160,257	148,190
Manufacturing equipment	451,717	387,860
Computer equipment	29,435	18,658
Solar power systems	8,299	8,299
Furniture and fixtures	4,406	4,327
Construction-in-process	141,839	142,894
	813,119	724,140
Less: Accumulated depreciation	(140,695)	(101,656)
	$672,424	$622,484

(1)
Property, plant and equipment, net increased $16.6 million for non-cash interest expense associated with the 1.25% debentures and 0.75% debentures that was capitalized and added to the cost of qualified assets as a result of the Company’s adoption of FSP APB 14-1 (see Note 1).

Certain manufacturing equipment associated with solar cell manufacturing lines located at one of the Company’s facilities in the Philippines are collateralized in favor of a customer by way of a chattel mortgage, a first ranking mortgage and a security interest in the property. The Company provided security for advance payments received from a customer in fiscal 2008 totaling $40.0 million in the form of collateralized manufacturing equipment with a net book value of $39.4 million and $43.1 million as of June 28, 2009 and December 28, 2008, respectively (see Note 8).

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

	June 28, 2009
(In thousands)	Level 1	Level 2	Level 3	Total
Assets
Money market funds	$496,130	$—	$796	$496,926
Bank notes	—	19,825	—	19,825
Corporate securities	—	—	18,482	18,482
Total available-for-sale securities	$496,130	$19,825	$19,278	$535,233

	December 28, 2008
(In thousands)	Level 1	Level 2	Level 3	Total
Assets
Money market funds	$227,190	$—	$7,185	$234,375
Bank notes	—	49,610	—	49,610
Corporate securities	—	9,994	23,577	33,571
Total available-for-sale securities	$227,190	$59,604	$30,762	$317,556

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

Assets Measured at Fair Value on a Non-Recurring Basis

The Company holds minority investments comprised of common and preferred stock in certain non-public companies. The Company monitors these minority investments for impairment and records reductions in the carrying values when necessary. Circumstances that indicate an other-than-temporary decline include valuation ascribed to the issuing company in subsequent financing rounds, decreases in quoted market price and declines in operations of the issuer. As of June 28, 2009 and December 28, 2008, the Company had $33.4 million and $29.0 million, respectively, in investments accounted for under APB Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock” (the “equity method”), and $3.1 million in investments accounted for under the cost method (see Note 11). During the fourth quarter of fiscal 2008, the Company recorded an other-than-temporary impairment charge of $1.9 million on its non-publicly traded investment accounted for using the cost method, due to the deterioration of the credit market and economic environment.

Index

The following table provides a summary of changes in fair value of the Company’s minority investments in certain non-public companies, all of which utilize Level 3 inputs under the fair value hierarchy:

	Common and Preferred Stock
(In thousands)	June 28, 2009	June 29, 2008
Balance at the beginning of the period	$32,066	$5,304
Purchases	—	12,625
Payments	(19)	—
Equity in earnings of unconsolidated investees	4,378	2,976
Balance at the end of the period	$36,425	$20,905

Note 7. ADVANCES TO SUPPLIERS

The Company has entered into agreements with various polysilicon, ingot, wafer, solar cell and solar panel vendors that specify future quantities and pricing of products to be supplied by the vendors for periods up to 12 years. Certain agreements also provide for penalties or forfeiture of advanced deposits in the event the Company terminates the arrangements (see Note 10). Under certain agreements, the Company is required to make prepayments to the vendors over the terms of the arrangements. In the first half of fiscal 2009, the Company paid advances totaling $5.6 million in accordance with the terms of existing supply agreements. As of June 28, 2009 and December 28, 2008, advances to suppliers totaled $140.9 million and $162.6 million, respectively, the current portion of which is $27.7 million and $43.2 million, respectively.

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

In August 2007, the Company entered into an agreement with a third-party to supply polysilicon. Under the polysilicon agreement, the Company received advances of $40.0 million in each of fiscal 2008 and 2007 from this third party. Commencing in fiscal 2010 and continuing through 2019, these advance payments are to be applied as a credit against the third party’s polysilicon purchases from the Company. Such polysilicon is expected to be used by the third party to manufacture ingots, and potentially wafers, which are to be sold to the Company under an ingot supply agreement. As of June 28, 2009, the outstanding advance was $80.0 million of which $4.0 million had been classified in short-term customer advances and $76.0 million in long-term customer advances in the accompanying Condensed Consolidated Balance Sheets, based on projected product shipment dates. As of December 28, 2008, the outstanding advance of $80.0 million was classified in long-term customer advances. The Company provided security for advances of $40.0 million received in fiscal 2008 in the form of collateralized manufacturing equipment with a net book value of $39.4 million and $43.1 million as of June 28, 2009 and December 28, 2008, respectively (see Note 4).

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

Index

The estimated utilization of advances from customers and the related interest of $0.7 million thereto are (in thousands):

2009 (remaining six months)	$10,295
2010	20,314
2011	8,282
2012	8,000
2013	8,000
Thereafter	48,000
$102,891

Note 9. RESTRUCTURING COSTS

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

A summary of total restructuring activity for the three and six months ended June 28, 2009 is as follows:

	Workforce Reduction Accrual
(In thousands)	Three Months Ended	Six Months Ended
Balance at the beginning of the period	$156	$—
	497	1,682
	(540)	(1,569)
Balance at the end of the period	$113	$113

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

Index

The accrued warranty balance at June 28, 2009 and December 28, 2008 includes $27.8 million and $24.4 million, respectively, of accrued costs included in “Other long-term liabilities” in the Condensed Consolidated Balance Sheets.

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

Uncertain Tax Positions

Total liabilities associated with uncertain tax positions under FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, and Related Implementation Issues” (“FIN 48”), were $14.0 million as of both June 28, 2009 and December 28, 2008 and are included in "Other long-term liabilities" in the Company’s Condensed Consolidated Balance Sheets as they are not expected to be paid within the next twelve months. Due to the complexity and uncertainty associated with its tax positions, the Company cannot make a reasonably reliable estimate of the period in which cash settlement will be made for its liabilities associated with uncertain tax positions in other long-term liabilities.

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

Index

As of June 28, 2009 and December 28, 2008, the Company had a $28.5 million and $24.0 million, respectively, investment in the joint venture in its Condensed Consolidated Balance Sheets which represented a 42.1% equity investment. The Company periodically evaluates the qualitative and quantitative attributes of its relationship with Woongjin Energy to determine whether the Company is the primary beneficiary of the joint venture and needs to consolidate Woongjin Energy’s results into the Company’s financial statements in accordance with FIN 46(R). The Company has concluded it is not the primary beneficiary of the joint venture because Woongjin Energy supplies only a portion of the Company’s future estimated total ingot requirement through 2012 and the existing supply agreement is shorter than the estimated economic life of the joint venture. In addition, the Company believes that Woongjin is the primary beneficiary of the joint venture because Woongjin guarantees the initial $33.0 million loan for Woongjin Energy and exercises significant control over Woongjin Energy’s board of directors, management, and daily operations.

The Company accounts for its investment in Woongjin Energy using the equity method of accounting in which the investment is classified as “Other long-term assets” in the Condensed Consolidated Balance Sheets and the Company’s share of Woongjin Energy’s income totaling $3.2 million and $4.5 million for the three and six months ended June 28, 2009, respectively, and $2.4 million and $3.0 million for the three and six months ended June 29, 2008, respectively, is included in “Equity in earnings of unconsolidated investees” in the Condensed Consolidated Statements of Operations. The amount of equity earnings increased year-over-year due to: (i) increases in production since Woongjin Energy began manufacturing in the third quarter of fiscal 2007 and (ii) the Company’s equity investment increased from 28.8% as of June 29, 2008 to 42.1% as of June 28, 2009. Neither party has contractual obligations to provide any additional funding to the joint venture. The Company’s maximum exposure to loss as a result of its involvement with Woongjin Energy is limited to its carrying value.

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

Index

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

	Three Months Ended		Six Months Ended
(In thousands)	June 28, 2009	June 29, 2008	June 28, 2009	June 29, 2008
	(As Restated)
Net income	$14,559	$26,802	$4,857	$37,945
Other comprehensive income (loss):
Translation adjustment	2,550	1,924	(14,058)	12,329
Unrealized gain (loss) on investments, net of tax	—	469	8	(1,002)
Unrealized gain (loss) on derivatives, net of tax	(18,968)	5,051	3,566	3,595
Total comprehensive income (loss)	$(1,859)	$34,246	$(5,627)	$52,867

Index

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

Note 15. INCOME TAXES

In the three and six months ended June 28, 2009, the Company’s effective rate of income tax benefit of 84.2% and 102.0%, respectively, was primarily attributable to domestic and foreign income taxes in certain jurisdictions where the Company’s operations were profitable, net of nondeductible amortization of purchased other intangible assets, discrete stock option deductions and the discrete non-cash non-taxable gain on purchased options of $21.2 million. The Company’s income tax provision for the three and six months ended June 29, 2008 of 16.1% and 14.6%, respectively, was primarily attributable to domestic and foreign income taxes in certain jurisdictions where the Company’s operations were profitable, net of the consumption of non-stock net operating loss carryforwards. As a result of the Company’s adoption of FSP APB 14-1, the tax provision during the three and six months ended June 29, 2008 was retroactively adjusted from 35.6% and 33.4%, respectively, to 16.1% and 14.6%, respectively (see Note 1). The Company’s interim period tax provision is estimated based on the expected annual worldwide tax rate and takes into account the tax effect of discrete items.

Note 16. NET INCOME PER SHARE OF CLASS A AND CLASS B COMMON STOCK

Effective December 29, 2008, the Company adopted FSP EITF 03-6-1, which requires to include certain participating securities when it uses the two-class method to calculate net income per share. Under the two-class method, net income per share is computed by dividing earnings allocated to common stockholders by the weighted-average number of common shares outstanding for the period. In applying the two-class method, earnings are allocated to both common stock and other participating securities based on their respective weighted-average shares outstanding during the period. No allocation is generally made to other participating securities in the case of a loss per share. In accordance with the implementation provisions of FSP EITF 03-6-1, prior period share data and net income per share has been retrospectively adjusted (see Note 1).

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

The following is a summary of other outstanding anti-dilutive potential common stock:

	As of
(In thousands)	June 28, 2009	June 29, 2008
Stock options	407	17
Restricted stock units	2,014	301

The following table presents the calculation of basic and diluted net income per share:

	Three Months Ended		Six Months Ended
(In thousands, except per share data)	June 28, 2009	June 29, 2008	June 28, 2009	June 29, 2008
	(As Restated)		(As Restated)
Basic net income per share:
Net income	$14,559	$26,802	$4,857	$37,945
Less: Undistributed earnings allocated to unvested restricted stock awards	(53)	(373)	(20)	(560)
Net income available to common stockholders	$14,506	$26,429	$4,837	$37,385

Basic weighted-average common shares	90,873	79,412	87,311	79,188

Basic net income per share	$0.16	$0.33	$0.06	$0.47

Diluted net income per share:
Net income	$14,559	$26,802	$4,857	$37,945
Less: Undistributed earnings allocated to unvested restricted stock awards	(52)	(355)	(20)	(533)
Diluted net income	$14,507	$26,447	$4,837	$37,412

Basic weighted-average common shares	90,873	79,412	87,311	79,188
Effect of dilutive securities:
Stock options	1,625	2,649	1,700	2,843
Restricted stock units	142	100	99	69
1.25% debentures	—	1,145	—	1,052
0.75% debentures	—	59	—	30
Diluted weighted-average common shares	92,640	83,365	89,110	83,182

Diluted net income per share	$0.16	$0.32	$0.05	$0.45

Index

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

Holders of the Company’s 4.75% debentures may convert the debentures into shares of the Company’s class A common stock, at the applicable conversion rate, at any time on or prior to maturity (see Note 12). Pursuant to SFAS No. 128, “Earnings per Share” (“SFAS No. 128”), the 4.75% debentures are included in the calculation of diluted net income per share if their inclusion is dilutive under the if-converted method. There were no dilutive potential common shares under the 4.75% debentures during the three and six months ended June 28, 2009.

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

Note 17. STOCK-BASED COMPENSATION

The following table summarizes the consolidated stock-based compensation expense by line item in the Condensed Consolidated Statements of Operations:

	Three Months Ended		Six Months Ended
(In thousands)	June 28, 2009	June 29, 2008	June 28, 2009	June 29, 2008
	(As Restated)		(As Restated)
Cost of systems revenue	$1,474	$2,239	$1,772	$4,750
Cost of components revenue	3,083	2,890	3,681	4,093
Research and development	1,566	972	2,913	1,783
Sales, general and administrative	5,953	12,506	12,764	22,489
Total stock-based compensation expense	$12,076	$18,607	$21,130	$33,115

The following table summarizes the consolidated stock-based compensation expense, by type of awards:

Index

	Three Months Ended		Six Months Ended
(In thousands)	June 28, 2009	June 29, 2008	June 28, 2009	June 29, 2008
	(As Restated)		(As Restated)
Employee stock options	$1,270	$1,014	$2,298	$2,201
Restricted stock awards and units	9,431	10,229	19,515	18,130
Shares and options released from re-vesting restrictions	—	7,627	168	13,633
Change in stock-based compensation capitalized in inventory	1,375	(263)	(851)	(849)
Total stock-based compensation expense	$12,076	$18,607	$21,130	$33,115

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

Note 18. SEGMENT AND GEOGRAPHICAL INFORMATION

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

Index

	Three Months Ended		Six Months Ended
(As a percentage of total revenue)	June 28, 2009	June 29, 2008	June 28, 2009	June 29, 2008
	(As Restated)		(As Restated)
Revenue by geography:
United States	49%	15%	55%	18%
Europe:
Spain	1%	66%	1%	60%
Germany	21%	8%	17%	8%
Italy	16%	3%	15%	3%
Other	7%	5%	6%	4%
Rest of world	6%	3%	6%	7%
	100%	100%	100%	100%
Revenue by segment:
Systems	37%	71%	42%	68%
Components	63%	29%	58%	32%
	100%	100%	100%	100%
Gross margin by segment:
Systems	13%	21%	11%	21%
Components	14%	24%	17%	21%

		Three Months Ended		Six Months Ended
(As a percentage of total revenue)		June 28, 2009	June 29, 2008	June 28, 2009	June 29, 2008
Significant Customers:	Business Segment
Florida Power & Light Company	Systems	19%	*	22%	*
Sedwick Corporate, S.L.	Systems	*	19%	*	24%
Naturener Group	Systems	*	43%	*	30%

*           denotes less than 10% during the period

Index

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q/A contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are statements that do not represent historical facts and may be based on underlying assumptions. We use words such as “may,” “will,” “should,” “could,” “would,” “expect,” “pipeline,” “believe,” “estimate,” “predict,” “potential” and “continue” to identify forward-looking statements in this Quarterly Report on Form 10-Q/A including our plans and expectations regarding future financial results, operating results, business strategies, projected costs, products, competitive positions, management’s plans and objectives for future operations, our ability to obtain financing and industry trends. Such forward-looking statements are based on information available to us as of the date of this Quarterly Report on Form 10-Q/A and involve a number of risks and uncertainties, some beyond our control, that could cause actual results to differ materially from those anticipated by these forward-looking statements. Please see “PART II. OTHER INFORMATION, Item 1A: Risk Factors” of the June 2009 Form 10-Q and our other filings with the Securities and Exchange Commission, including our Annual Report on Form 10-K for the year ended December 28, 2008, for additional information on risks and uncertainties that could cause actual results to differ. These forward-looking statements should not be relied upon as representing our views as of any subsequent date, and we are under no obligation to, and expressly disclaim any responsibility to, update or alter our forward-looking statements, whether as a result of new information, future events or otherwise.

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

In 2008, we began serving the utility market in the United States, as regulated utilities began seeking cost-effective renewable energy to meet governmental renewable portfolio standard requirements. We believe we are well positioned for long-term success, despite difficult near-term economic conditions, with our substantial order pipeline for utility scale projects. Examples include an agreement with Pacific Gas and Electric Company (“PG&E”) to build a 210 megawatt (“MWAC”) solar power plant in California from 2010 to 2012, an agreement with FPL Group Inc. (“FPL Group”) to supply solar panels and photovoltaic tracking and support structure equipment of 300 to 600 MWAC from 2010 to 2012, an agreement with Florida Power & Light Company (“FPL”) to build two solar photovoltaic power plants totaling 35 MWAC in Florida from 2009 to 2010, an agreement with Xcel Energy Inc. (“Xcel”) to build a 17 MWAC solar power plant in Colorado in 2010, and another agreement with Exelon Corporation (“Exelon”) to build a 8 MWAC solar power plant in Chicago in 2009. While we have contracts for these projects, there are substantial additional events, including obtaining financing and proper governmental permits, which must occur in order for the projects to move forward.

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

Index

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

Total Cost of Revenue:  We had 14 and 8 active solar cell manufacturing lines in our two solar cell manufacturing facilities as of June 28, 2009 and June 29, 2008, respectively, with a total rated annual solar cell manufacturing capacity of 494 megawatts and 254 megawatts, respectively. During the three and six months ended June 28, 2009, our two solar cell manufacturing facilities operated at approximately 49% and 61% capacity, respectively, producing 63.6 megawatts and 157.3 megawatts, respectively, as compared to the three and six months ended June 29, 2008 when our facilities operated at approximately 74% and 71% capacity, respectively, producing 49.8 megawatts and 88.3 megawatts, respectively. During the three and six months ended June 28, 2009, our total cost of revenue was $258.7 million and $438.1 million, respectively, which represented decreases of 13% and 16%, respectively, compared to the total cost of revenue reported in the comparable periods of fiscal 2008. As a percentage of total revenue, our total cost of revenue increased to 86% for each of the three and six months ended June 28, 2009, respectively, compared to 78% and 79% in the three and six months ended June 29, 2008, respectively. This increase in total cost of revenue as a percentage of total revenue is reflective of: (i) lower factory utilization due to our planned transition to a demand driven manufacturing strategy to reduce inventory levels and (ii) higher amortization of capitalized interest expense. This increase in total cost of revenue as a percentage of total revenue was partially offset by: (i) decreased costs of polysilicon beginning in the second quarter of fiscal 2008; (ii) reduced expenses associated with the amortization of other intangible assets and stock-based compensation; and (iii) one-time asset impairment charges of $5.5 million in the first quarter of fiscal 2008 relating to the wind down of our imaging detector product line and for the write-down of certain solar product manufacturing equipment which became obsolete due to new processes (the costs associated with the $3.3 million write-down of certain solar product manufacturing equipment was recovered from the vendor in the third quarter of fiscal 2008).

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

Index

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

During the three and six months ended June 28, 2009, our sales, general and administrative (“SG&A”) expense was $42.8 million and $85.2 million, respectively, which represents a decrease of 1% and an increase of 11%, respectively, from SG&A expense reported in the comparable periods of fiscal 2008. The decrease in our SG&A expense during the three months ended June 28, 2009 compared to the same period of fiscal 2008 resulted primarily from cost-reduction efforts, including headcount reductions. The increase in our SG&A expense during the six months ended June 28, 2009 compared to the same period of fiscal 2008 resulted primarily from higher spending in all areas of sales, marketing, finance and information technology to support the growth of our business, particularly sales and marketing costs to launch our new marketing campaign and expand our third-party dealer network with nearly 600 dealers worldwide.

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

Interest expense during the three and six months ended June 28, 2009 relates to borrowings under our senior convertible debentures, the facility agreement with the Malaysian Government, the term loan with Union Bank N.A. (“Union Bank”), fees for our outstanding letters of credit with Wells Fargo Bank, N.A. (“Wells Fargo”) and customer advance payments. Interest expense during the three and six months ended June 29, 2008 relates to borrowings under our senior convertible debentures, fees for our outstanding letters of credit with Wells Fargo and customer advance payments. The increase in interest expense of 65% and 33% in the three and six months ended June 28, 2009, respectively, compared to the same periods in fiscal 2008 is primarily due to additional indebtedness related to our $230.0 million in principal amount of 4.75% senior convertible debentures (“4.75% debentures”) issued on May 4, 2009, approximately $106.2 million outstanding loans under the facility agreement with the Malaysian Government and $30.0 million under the term loan with Union Bank. This increase was partially offset by higher capitalized interest of $2.3 million and $4.8 million in the three and six months ended June 28, 2009, respectively, compared to $2.1 million and $4.4 million in the three and six months ended June 29, 2008, respectively, and the repurchase of a portion of our 0.75% debentures with a principal amount, unamortized discount and net carrying value of $73.1 million, $5.9 million and $67.2 million, respectively.

Index

In connection with the issuance of our 4.75% debentures, we entered into Purchased Options intended to reduce the potential dilution that would occur upon conversion of the debentures. The Purchased Options, which are indexed to our class A common stock, were deemed to be mark-to-market derivatives during the period in which the over-allotment option in favor of the 4.75% debenture underwriters was unexercised. We entered into the debenture underwriting agreement on April 28, 2009 and the 4.75% debenture underwriters exercised the over-allotment option in full on April 29, 2009. During the one-day period that the underwriters’ over-allotment option was outstanding, our class A common stock price increased substantially, resulting in a non-cash non-taxable gain on Purchased Options of $21.2 million in the second quarter of fiscal 2009 in our Condensed Consolidated Statement of Operations.

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

Index

During the three and six months ended June 28, 2009, our equity in earnings of unconsolidated investees were gains of $3.1 million and $4.4 million, respectively, compared to gains of $2.4 million and $3.0 million in the three and six months ended June 29, 2008, respectively. Our share of Woongjin Energy Co. Ltd’s (“Woongjin Energy”) income totaled $3.2 million and $4.5 million in the three and six months ended June 28, 2009, respectively, compared to $2.4 million and $3.0 million in the three and six months ended June 29, 2008, respectively, due to: (i) increases in production since Woongjin Energy began manufacturing in the third quarter of fiscal 2007; and (ii) our equity investment increased from 28.8% as of June 29, 2008 to 42.1% as of June 28, 2009. First Philec Solar Corporation (“First Philec Solar”) became operational in the second quarter of fiscal 2008 and our share of the joint venture’s loss totaled $0.1 million in each of the three and six months ended June 28, 2009, compared to zero in each of the three and six months ended June 29, 2008.

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

Index

Financing Activities

Net cash provided by financing activities during the six months ended June 28, 2009 reflects cash received of: (i) $218.9 million in net proceeds from our public offering of 10.35 million shares of our class A common stock; (ii) $198.7 million in net proceeds from the issuance of $230.0 million in principal amount of our 4.75% debentures, after reflecting the payment of the net cost of the convertible debenture hedge transactions; (iii) Malaysian Ringgit 185.0 million (approximately $52.4 million based on the exchange rate as of June 28, 2009) from the Malaysian Government under our facility agreement; (iv) $29.8 million in net proceeds from Union Bank under our $30.0 million term loan; and (v) $0.8 million from stock option exercises. Cash received during the six months ended June 28, 2009 was partially offset by cash paid of $67.9 million to repurchase approximately $73.1 million in principal amount of our 0.75% senior convertible debentures (“0.75% debentures”) and $3.1 million for treasury stock purchases that were used to pay withholding taxes on vested restricted stock.

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

Debt Facility Agreement with the Malaysian Government

As of June 28, 2009 and December 28, 2008, we borrowed Malaysian Ringgit 375.0 million, approximately $106.2 million based on the exchange rate as of June 28, 2009, and Malaysian Ringgit 190.0 million, approximately $54.6 million based on the exchange rate as of December 28, 2008, respectively, under the facility agreement with the Malaysian Government to finance the construction of our third solar cell manufacturing facility (“FAB3”) in Malaysia. An additional Malaysian Ringgit 625.0 million, approximately $176.9 million based on the exchange rate as of June 28, 2009, may be drawn through June 2010. Principal is to be repaid in six quarterly payments starting in July 2015, and a non-weighted average interest rate of approximately 4.4% per annum accrues and is payable starting in July 2015. We have the ability to prepay outstanding loans without premium or penalty and all borrowings must be repaid by October 30, 2016. For additional details see Note 12 of Notes to our Condensed Consolidated Financial Statements.

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

Index

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

As of both June 28, 2009 and December 28, 2008, total liabilities associated with uncertain tax positions under FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, and Related Implementation Issues,” (“FIN 48”) were $14.0 million and are included in “Other long-term liabilities” in our Condensed Consolidated Balance Sheets as they are not expected to be paid within the next twelve months. Due to the complexity and uncertainty associated with our tax positions, we cannot make a reasonably reliable estimate of the period in which cash settlement will be made for our liabilities associated with uncertain tax positions in other long-term liabilities, therefore, they have been excluded from the table above. For additional details see Note 10 of Notes to our Condensed Consolidated Financial Statements.

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

Management of our Company, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, initially conducted an evaluation of the effectiveness of our disclosure controls and procedures as of June 28, 2009 in connection with our Quarterly Report on Form 10-Q for the period ended June 28, 2009 (the “June 2009 Form 10-Q”). The Company disclosed in the June 2009 Form 10-Q that based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 28, 2009.

In connection with the restatement described in the 2009 Form 10-K and elsewhere in this Amendment, the Company re-evaluated the effectiveness of our disclosure controls and procedures as of June 28, 2009. As a result, management identified certain control deficiencies as of June 28, 2009 that constituted three material weaknesses in our internal control over financial reporting in our Philippines operations. Because of these material weaknesses, management subsequently concluded that we did not maintain effective disclosure controls and procedures as of June 28, 2009. For additional information regarding the restatement and the material weaknesses identified by management, see Note 2 to the condensed consolidated financial statements included in this Amendment and “Item 9A. Controls and Procedures” in the 2009 Form 10-K.

No steps were taken to remediate these material weaknesses during the quarter ended June 28, 2009, as these circumstances had not yet been identified by management. However, management implemented new processes and controls prior to the end of our 2009 fiscal year to remediate one of the material weaknesses and developed a plan, based, in part, on recommendations from our Audit Committee, to remediate the two remaining material weaknesses. For additional information regarding the remedial actions taken and planned by our management, see “Item 9A. Controls and Procedures” in the 2009 Form 10-K.

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the quarter ended June 28, 2009 that materially affected, or was reasonably likely to materially affect, our internal control over financial reporting. However, as described above, there have been changes in our internal control over financial reporting during the quarter ended January 3, 2010 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting. For additional information regarding these changes, see “Item 9A. Controls and Procedures” in the 2009 Form 10-K.

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

Exhibits marked with an asterisk (*) were filed as part of the initial filing of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 28, 2009.

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

Exhibits marked with an asterisk (*) were filed as part of the initial filing of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 28, 2009.

Exhibits marked with a cross (†) are subject to a request for confidential treatment filed with the Securities and Exchange Commission.