Form 10-Q/A
period 2009-09-27
SUNPOWER CORP
filed 2010-05-03
CIK 867773

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

Index

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

The Company initially filed its Quarterly Report on Form 10-Q for the period ended September 27, 2009 on November 2, 2009 (“September 2009 Form 10-Q”).  In this amendment to the September 2009 Form 10-Q (this “Amendment”), the Company is presenting restated condensed consolidated financial statements for the third quarter ended September 27, 2009 and September 28, 2008 (the “Restated Periods”). These restated financial statements reflect corrections of misstatements identified through the independent investigation referred to above, other errors identified by the investigation and by management and out-of-period adjustments. The following items of the September 2009 Form 10-Q are being amended in this Amendment:

•	Part I – “Item 1: Financial Statements”

•	Part I – “Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations”

•	Part I – “Item 4: Controls and Procedures”

•	Part II – “Item 6: Exhibits”

In accordance with SEC regulations, new certifications of the Company’s Chief Executive Officer and Chief Financial Officer were executed in connection with this Amendment and have been filed as exhibits to this Amendment. No other items included in the September 2009 Form 10-Q have been amended in this Amendment, and such items remain in effect as of November 2, 2009.

The Company believes that presenting this information regarding the Restated Periods in this Amendment allows investors to review the restated financial statements and related information for the Restated Periods in more detail. The Company has not filed an amendment to its Quarterly Report on Form 10-Q for the quarter ended September 28, 2008. Accordingly, investors should not rely on the financial information and other disclosures in the Quarterly Report on Form 10-Q for the period ended September 28, 2008, but should refer to the restated condensed consolidated financial statements for the quarter ended September 28, 2008 included in this Amendment.

This Amendment should be read in conjunction with the 2009 Form 10-K and the other filings made by the Company with the Securities and Exchange Commission (“SEC”) subsequent to the filing of the 2009 Form 10-K.

SunPower Corporation

Index

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

SunPower Corporation

Condensed Consolidated Balance Sheets
(In thousands, except share data)
(unaudited)

	September 27, 2009	December 28, 2008 (1)
	(As Restated)
Assets
Current assets:
Cash and cash equivalents	$472,126	$202,331
Restricted cash and cash equivalents, current portion	77,088	13,240
Short-term investments	796	17,179
Accounts receivable, net	243,528	194,222
Costs and estimated earnings in excess of billings	73,519	29,750
Inventories	229,062	248,255
Advances to suppliers, current portion	22,421	43,190
Prepaid expenses and other current assets	108,750	101,735
Total current assets	1,227,290	849,902

Restricted cash and cash equivalents, net of current portion	243,700	162,037
Long-term investments	8,426	23,577
Property, plant and equipment, net	684,552	622,484
Goodwill	198,329	196,720
Other intangible assets, net	29,115	39,490
Advances to suppliers, net of current portion	115,136	119,420
Other long-term assets	82,901	69,116
Total assets	$2,589,449	$2,082,746
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$238,744	$259,429
Accrued liabilities	123,777	136,116
Billings in excess of costs and estimated earnings	17,484	15,634
Short-term debt	3,750	—
Convertible debt, current portion	135,518	—
Customer advances, current portion	22,406	19,035
Total current liabilities	541,679	430,214

Long-term debt	188,915	54,598
Convertible debt, net of current portion	395,438	357,173
Customer advances, net of current portion	74,736	91,359
Long-term deferred tax liability	7,820	6,493
Other long-term liabilities	53,054	44,222
Total liabilities	1,261,642	984,059
Commitments and contingencies (Note 11)
Stockholders’ equity:
Preferred stock, $0.001 par value, 10,042,490 shares authorized; none issued and outstanding	—	—
Common stock, $0.001 par value, 150,000,000 shares of class B common stock authorized; 42,033,287 shares of class B common stock issued and outstanding; $0.001 par value, 217,500,000 shares of class A common stock authorized; 55,186,633 and 44,055,644 shares of class A common stock issued; 54,858,480 and 43,849,566 shares of class A common stock outstanding, at September 27, 2009 and December 28, 2008, respectively	97	86
Additional paid-in capital	1,279,266	1,064,916
Accumulated other comprehensive loss	(31,644)	(25,611)
Retained earnings	92,453	67,953
	1,340,172	1,107,344
Less: shares of class A common stock held in treasury, at cost; 328,153 and 206,078 shares at September 27, 2009 and December 28, 2008, respectively	(12,365)	(8,657)
Total stockholders’ equity	1,327,807	1,098,687
Total liabilities and stockholders’ equity	$2,589,449	$2,082,746

(1)	As adjusted to reflect the adoption of new accounting guidance for convertible debt instruments that may be settled in cash upon conversion (see Note 1).

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

SunPower Corporation

Condensed Consolidated Statements of Operations
(In thousands, except per share data)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 27, 2009	September 28, 2008 (1)	September 27, 2009	September 28, 2008 (1)
	(As Restated)		(As Restated)
Revenue:
Systems	$167,466	$198,291	$381,840	$648,331
Components	297,895	184,170	594,505	391,178
Total revenue	465,361	382,461	976,345	1,039,509
Operating costs and expenses:
Cost of systems revenue	142,070	163,028	333,430	520,022
Cost of components revenue	223,461	117,219	470,172	281,613
Research and development	8,250	6,049	23,067	15,504
Sales, general and administrative	45,332	46,075	130,511	123,141
Total operating costs and expenses	419,113	332,371	957,180	940,280
Operating income	46,248	50,090	19,165	99,229
Other income (expense):
Interest income	—	2,650	1,949	9,086
Interest expense	(9,854)	(5,344)	(25,503)	(17,139)
Gain on purchased options	—	—	21,193	—
Other, net	585	(5,691)	(3,765)	(8,546)
Other income (expense), net	(9,269)	(8,385)	(6,126)	(16,599)
Income before income taxes and equity in earnings of unconsolidated investees	36,979	41,705	13,039	82,630
Income tax provision (benefit)	19,962	21,412	(4,457)	27,368
Income before equity in earnings of unconsolidated investees	17,017	20,293	17,496	55,262
Equity in earnings of unconsolidated investees	2,627	2,830	7,005	5,806
Net income	$19,644	$23,123	$24,501	$61,068
Net income per share of class A and class B common stock:
Basic	$0.21	$0.28	$0.27	$0.76
Diluted	$0.20	$0.27	$0.27	$0.72
Weighted-average shares:
Basic	94,668	80,465	89,764	79,614
Diluted	105,031	84,064	91,513	83,477

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

Index

SunPower Corporation

Condensed Consolidated Statements of Cash Flows
(In thousands)
(unaudited)

	Nine Months Ended
	September 27, 2009	September 28, 2008(1)
	(As Restated)
Cash flows from operating activities:
Net income	$24,501	$61,068
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	34,204	52,026
Depreciation	60,348	36,097
Amortization of other intangible assets	12,296	12,552
Impairment of investments and long-lived assets	1,997	3,136
Non-cash interest expense	16,186	12,717
Amortization of debt issuance costs	2,454	1,611
Gain on purchased options	(21,193)	—
Equity in earnings of unconsolidated investees	(7,005)	(5,806)
Excess tax benefits from stock-based award activity	(7,127)	(28,607)
Deferred income taxes and other tax liabilities	(14,760)	25,830
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	(43,285)	(55,324)
Costs and estimated earnings in excess of billings	(41,992)	(21,613)
Inventories	27,776	(35,429)
Prepaid expenses and other assets	(6,615)	(27,127)
Advances to suppliers	25,174	19,102
Accounts payable and other accrued liabilities	(13,142)	76,638
Billings in excess of costs and estimated earnings	1,049	(59,096)
Customer advances	(13,639)	45,884
Net cash provided by operating activities	37,227	113,659
Cash flows from investing activities:
Increase in restricted cash and cash equivalents	(145,583)	(42,153)
Purchases of property, plant and equipment	(149,624)	(150,742)
Proceeds from sale of equipment to third-party	9,878	—
Purchases of available-for-sale securities	—	(65,748)
Proceeds from sales or maturities of available-for-sale securities	29,545	133,948
Cash paid for acquisitions, net of cash acquired	—	(18,311)
Cash paid for investments in joint ventures and other non-public companies	(1,500)	(24,625)
Net cash used in investing activities	(257,284)	(167,631)
Cash flows from financing activities:
Proceeds from issuance of long-term debt, net of issuance costs	137,735	—
Proceeds from issuance of convertible debt, net of issuance costs	225,018	—
Proceeds from offering of class A common stock, net of offering expenses	218,781	—
Cash paid for repurchase of convertible debt	(75,636)	—
Cash paid for purchased options	(97,336)	—
Proceeds from warrant transactions	71,001	—
Proceeds from exercises of stock options	1,408	3,786
Excess tax benefits from stock-based award activity	7,127	28,607
Purchases of stock for tax withholding obligations on vested restricted stock	(3,708)	(5,853)
Net cash provided by financing activities	484,390	26,540
Effect of exchange rate changes on cash and cash equivalents	5,462	(1,166)
Net increase (decrease) in cash and cash equivalents	269,795	(28,598)
Cash and cash equivalents at beginning of period	202,331	285,214
Cash and cash equivalents at end of period	$472,126	$256,616

Non-cash transactions:
Additions to property, plant and equipment included in accounts payable and other accrued liabilities	$—	$45,154
Non-cash interest expense capitalized and added to the cost of qualified assets	4,456	6,367
Issuance of common stock for purchase acquisition	1,471	3,054
Change in goodwill relating to adjustments to acquired net assets	—	231

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

On May 4, 2009, the Company completed a public offering of 10.35 million shares of its class A common stock, at a per share price of $22.00, and received net proceeds of $218.8 million. Also on May 4, 2009, the Company issued $230.0 million in principal amount of its 4.75% senior convertible debentures (“4.75% debentures”) and received net proceeds, before payment of the net cost of the call spread overlay, of $225.0 million. Concurrent with the issuance of the 4.75% debentures, the Company paid a net cost of $26.3 million for the call spread overlay with respect to the Company’s class A common stock which are intended to effectively increase the conversion price of the 4.75% debentures (see Note 13).

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

In February 2007, the Company issued $200.0 million in principal amount of its 1.25% senior convertible debentures (“1.25% debentures”). In July 2007, the Company issued $225.0 million in principal amount of its 0.75% senior convertible debentures (“0.75% debentures”). The 1.25% debentures and the 0.75% debentures contain partial cash settlement features and are therefore subject to the aforementioned new accounting guidance. As a result, the carrying value of the equity and debt components was retrospectively adjusted. As of December 28, 2008, the carrying value of the equity component was $61.8 million in the aggregate and the principal amount of the outstanding debentures, the unamortized discount and the net carrying value were $423.6 million, $66.4 million and $357.2 million in the aggregate, respectively (see Note 13). On a cumulative basis from the respective issuance dates of the 1.25% debentures and the 0.75% debentures through December 28, 2008, the Company has recognized $24.4 million in non-cash interest expense, excluding the related tax effects.

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

As a result of the Company’s adoption of the new accounting guidance, the Company’s Condensed Consolidated Statements of Operations for the three and nine months ended September 28, 2008 have been adjusted as follows:

(In thousands)	Three Months Ended		Nine Months Ended
	As Adjusted in this Quarterly Report on Form 10-Q/A	Prior to Retrospective Application of New Accounting Guidance	As Adjusted in this Quarterly Report on Form 10-Q/A	Prior to Retrospective Application of New Accounting Guidance
Cost of systems revenue	$163,028	$162,929	$520,022	$519,786
Cost of components revenue	117,219	117,010	281,613	281,226
Operating income	50,090	50,398	99,229	99,852
Interest expense	(5,344)	(1,012)	(17,139)	(3,288)
Other, net	(5,691)	(5,692)	(8,546)	(9,519)
Income before income taxes and equity in earnings of unconsolidated investees	41,705	46,344	82,630	96,131
Income tax provision	21,412	29,353	27,368	45,980
Income before equity in earnings of unconsolidated investees	20,293	16,991	55,262	50,169
Net income	23,123	19,821	61,068	55,975

As a result of the Company’s adoption of the new accounting guidance, the Company’s Condensed Consolidated Statement of Cash Flows for the nine months ended September 28, 2008 has been adjusted as follows:

(In thousands)	As Adjusted in this Quarterly Report on Form 10-Q/A	Prior to Retrospective Application of New Accounting Guidance
Cash flows from operating activities:
Net income	$61,068	$55,975
Depreciation	36,097	35,951
Non-cash interest expense	12,717	—
Amortization of debt issuance costs	1,611	972
Deferred income taxes and other tax liabilities	25,830	44,425
Net cash provided by operating activities	113,659	113,659

Earnings Per Share

On December 29, 2008, the Company adopted accounting guidance which clarifies that all outstanding unvested stock-based payment awards that contain rights to nonforfeitable dividends are considered participating securities for the purpose of calculating earnings per share and are subject to the two-class method. In fiscal 2007, the Company granted restricted stock awards with the same dividend rights as its other common stockholders. These unvested restricted stock awards are considered participating securities and the two-class method of computing basic and diluted earnings per share must be applied (see Note 17). Stock-based awards granted subsequent to fiscal 2007 do not contain nonforfeitable dividend rights and are not considered participating securities. The new accounting guidance was applied retrospectively to the Company’s historical results of operations and, as a result, the Company’s Condensed Consolidated Statements of Operations for the three and nine months ended September 28, 2008 have been adjusted as follows:

(In thousands, except per share data)	Three Months Ended		Nine Months Ended
	As Adjusted in this Quarterly Report on Form 10-Q/A	Prior to Retrospective Application of New Accounting Guidance	As Adjusted in this Quarterly Report on Form 10-Q/A	Prior to Retrospective Application of New Accounting Guidance
Net income	$23,123	$19,821	$61,068	$55,975
Net income per share of class A and class B common stock:
Basic	$0.28	$0.25	$0.76	$0.70
Diluted	$0.27	$0.23	$0.72	$0.67
Weighted-average shares:
Basic	80,465	80,465	79,614	79,614
Diluted	84,064	84,488	83,477	84,061

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

In April 2009, the FASB issued additional accounting guidance on how to determine fair value of financial assets and liabilities when the volume and level of activity for an asset or liability have significantly decreased and how to identify transactions that are not orderly in light of the current economic environment. If the Company were to conclude that there has been a significant decrease in the volume and level of activity of an asset or liability in relation to normal market activities, quoted market values may not be representative of fair value and the Company may conclude that a change in valuation technique or the use of multiple valuation techniques may be appropriate. The accounting guidance also clarified the recognition and presentation of other-than-temporary impairments of securities to bring consistency to the timing of impairment recognition, and provide clarity to investors about the credit and noncredit components of impaired debt securities that are not expected to be sold. In addition, the accounting guidance required disclosures about fair value of financial instruments in annual financial statements of publicly traded companies to also be disclosed during interim reporting periods. The Company’s adoption of the accounting guidance in the second quarter of fiscal 2009 had no impact on the Company’s condensed consolidated financial statements and only required additional financial statement disclosures (see Notes 3, 7 and 9).

Business Combinations

On December 29, 2008, the Company adopted new accounting guidance which significantly changed the accounting for business combinations in a number of areas including the treatment of contingent consideration, acquisition costs, in-process research and development and restructuring costs. In addition, changes in deferred tax asset valuation allowances and acquired income tax uncertainties in a business combination after the measurement period affect income tax expense under the new accounting guidance. As a result of the Company’s adoption of the new accounting guidance, the Company reflected an asset for in-process research and development of $1.0 million in connection with its acquisition of Tilt Solar LLC (“Tilt Solar”) during the second quarter of fiscal 2009 which would have been expensed under previous accounting guidance (see Note 6).

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

Index

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

Index

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

The nature of the restatement adjustments and the impact of the adjustments for the three and nine months ended September 27, 2009 and September 28, 2008 are shown in the following table (in thousands):

	Three Months Ended		Nine Months Ended
	September 27, 2009	September 28, 2008	September 27, 2009	September 28, 2008 (1)
Investigation related adjustments	$5,005	$(2,881)	$(12,414)	$(9,114)
Errors identified during course of investigation	6,577	(5,894)	(7,485)	(9,908)
	11,582	(8,775)	(19,899)	(19,022)
Out-of-period adjustments	105	6,773	(2,853)	8,346
Total adjustments	11,687	(2,002)	(22,752)	(10,676)
Income tax effect of adjustments	(4,874)	444	15,037	3,907
Increase (decrease) in net income	$6,813	$(1,558)	$(7,715)	$(6,769)

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

Investigation Related Adjustments:

As noted above, the Audit Committee’s investigation found that unsubstantiated entries (a) were made at the direction of the Philippines-based finance personnel in order to report results for manufacturing operations that would be consistent with internal expense projections, (b) generally resulted in an understatement of the Company’s cost of goods sold, and (c) were not directed or encouraged by or done with the knowledge of, executive management. During the course of the investigation, various accounting errors which required adjustments were also identified. Adjustments for these unsubstantiated entries and errors affected cost of goods sold and the following balance sheet accounts:

Index

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

•	Inventories: Various inventory adjustments were the result of the improper accounting for consigned inventory, in-transit inventories, and standard costing.

•	Accounts payable and accruals: The Company noted several under and over accruals of operating expenses.

•	Stock based compensation: The Company determined it had recorded excess stock based compensation expense due to a spreadsheet error.

•	The Company has also made some minor revisions to disclosures in connection with this Amendment.

Index

The table below summarizes: (i) the adjustments related to the investigation; (ii) errors identified during the course of the investigation; and (iii) out-of-period adjustments on the Condensed Consolidated Balance Sheet as of September 27, 2009.

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

Index

The table below summarizes: (i) the adjustments related to the investigation; (ii) errors identified during the course of the investigation; and (iii) out-of-period adjustments on the Condensed Consolidated Statement of Operations for the three and nine months ended September 27, 2009.

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

Index

The table below summarizes: (i) the adjustments related to the investigation; (ii) errors identified during the course of the investigation; and (iii) out-of-period adjustments on the Condensed Consolidated Statement of Comprehensive Income for the three and nine months ended September 27, 2009.

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

Index

The table below summarizes: (i) the adjustments related to the investigation; (ii) errors identified during the course of the investigation; and (iii) out-of-period adjustments on the Condensed Consolidated Statement of Cash Flows for the nine months ended September 27, 2009.

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

Index

The table below summarizes: (i) the adjustments related to the investigation; (ii) errors identified during the course of the investigation; and (iii) out-of-period adjustments on the Condensed Consolidated Statement of Operations for the three and nine months ended September 28, 2008.

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

Index

The table below summarizes: (i) the adjustments related to the investigation; (ii) errors identified during the course of the investigation; and (iii) out-of-period adjustments on the Condensed Consolidated Statement of Comprehensive Income for the three and nine months ended September 28, 2008.

	Three Months Ended September 28, 2008			Nine Months Ended September 28, 2008
	As Previously Reported (1)	Restatement Adjustments	As Restated	As Previously Reported (1)	Restatement Adjustments	As Restated
Net income	$24,681	$(1,558)	$23,123	$67,837	$(6,769)	$61,068
Other comprehensive income:
Translation adjustment	(16,570)	-	(16,570)	(4,241)	-	(4,241)
Unrealized gain on derivatives, net of tax	435	-	435	4,030	-	4,030
Unrealized loss on investments, net of tax	(138)	-	(138)	(1,140)	-	(1,140)
Total comprehensive income	$8,408	$(1,558)	$6,850	$66,486	$(6,769)	$59,717

(1)	As adjusted to reflect the adoption of new accounting guidance for convertible debt instruments that may be settled in cash upon conversion (see Notes 1).

Index

The table below summarizes: (i) the adjustments related to the investigation; (ii) errors identified during the course of the investigation; and (iii) out-of-period adjustments on the Condensed Consolidated Statement of Cash Flows for the nine months ended September 28, 2008.

	Nine Months Ended September 28, 2008
	As Previously Reported (1)	Restatement Adjustments	As Restated
Cash flows from operating activities:
Net income	$67,837	$(6,769)	$61,068
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	52,026	-	52,026
Depreciation	35,741	356	36,097
Amortization of other intangible assets	12,552	-	12,552
Impairment of investments and long-lived assets	3,136	-	3,136
Non-cash interest expense	12,717	-	12,717
Amortization of debt issuance costs	1,611	-	1,611
Equity in earnings of unconsolidated investees	(4,006)	(1,800)	(5,806)
Excess tax benefits from stock-based award activity	(33,899)	5,292	(28,607)
Deferred income taxes and other tax liabilities	29,738	(3,908)	25,830
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	(55,324)	-	(55,324)
Costs and estimated earnings in excess of billings	(17,700)	(3,913)	(21,613)
Inventories	(48,301)	12,872	(35,429)
Prepaid expenses and other assets	(29,636)	2,509	(27,127)
Advances to suppliers	19,102	-	19,102
Accounts payable and other accrued liabilities	76,513	125	76,638
Billings in excess of costs and estimated earnings	(60,064)	968	(59,096)
Customer advances	45,884	-	45,884
Net cash provided by operating activities	107,927	5,732	113,659

Cash flows from investing activities:
Increase in restricted cash and cash equivalents	(42,153)	-	(42,153)
Purchases of property, plant and equipment	(150,302)	(440)	(150,742)
Purchases of available-for-sale securities	(65,748)	-	(65,748)
Proceeds from sales or maturities of available-for-sale securities	133,948	-	133,948
Cash paid for acquisitions, net of cash acquired	(18,311)	-	(18,311)
Cash paid for investments in joint ventures and other non-public companies	(24,625)	-	(24,625)
Net cash used in investing activities	(167,191)	(440)	(167,631)

Cash flows from financing activities:
Proceeds from exercise of stock options	3,786	-	3,786
Excess tax benefits from stock-based award activity	33,899	(5,292)	28,607
Purchases of stock for tax withholding obligations on vested restricted stock	(5,853)	-	(5,853)
Net cash provided by financing activities	31,832	(5,292)	26,540

Effects of exchange rate changes on cash and equivalents	(1,166)	-	(1,166)
Net decrease in cash and cash equivalents	(28,598)	-	(28,598)
Cash and cash equivalents at beginning of period	285,214	-	285,214
Cash and cash equivalents at end of period	$256,616	$-	$256,616

Non-cash transactions:
Additions to property, plant and equipment included in accounts payable and other accrued liabilities	$46,780	$(1,626)	$45,154
Non-cash interest expense capitalized and added to the cost of qualified assets	6,367	-	6,367
Issuance of common stock for purchase acquisition	3,054	-	3,054
Change in goodwill relating to adjustments to acquired net assets	231	-	231

(1)	As adjusted to reflect the adoption of new accounting guidance for convertible debt instruments that may be settled in cash upon conversion (see Note 1).

Index

Note 3. BALANCE SHEET COMPONENTS

(In thousands)	September 27, 2009	December 28, 2008
	(As Restated)
Accounts receivable, net:
Accounts receivable, gross	$247,751	$196,316
Less: Allowance for doubtful accounts	(2,307)	(1,863)
Less: Allowance for sales returns	(1,916)	(231)
	$243,528	$194,222

Prepaid expenses and other current assets:
VAT receivables, current portion	$37,867	$26,489
Deferred tax assets	10,301	10,301
Foreign currency derivatives	2,670	11,443
Other receivables(1)	27,404	35,587
Other prepaid expenses	30,508	17,915
	$108,750	$101,735

(1)
Includes tolling agreements with suppliers in which the Company provides polysilicon required for silicon ingot manufacturing and procures the manufactured silicon ingots from the suppliers (see Note 11).

Other long-term assets:
VAT receivables, net of current portion	$7,536	$6,692
Investments in joint ventures	35,993	29,007
Note receivable (2)	10,000	10,000
Other	29,372	23,417
	$82,901	$69,116

(2)	In June 2008, the Company loaned $10.0 million to a third-party private company pursuant to a three-year note receivable that is convertible into equity at the Company’s option.

Accrued liabilities:
VAT payables	$20,796	$18,934
Income taxes payable	—	9,645
Short-term deferred tax liability	5,658	5,658
Foreign currency derivatives	49,553	45,791
Short-term warranty reserves	7,932	3,616
Employee compensation and employee benefits	15,229	19,018
Other	24,609	33,454
	$123,777	$136,116

Note 4. INVENTORIES

(In thousands)	September 27, 2009	December 28, 2008
	(As Restated)
Raw materials(1)	$59,501	$95,092
Work-in-process (2)	37,136	25,813
Finished goods(3)	132,425	127,350
	$229,062	$248,255

(1)	In addition to polysilicon and other raw materials for solar cell manufacturing, raw materials include installation materials for systems projects.
(2)
In the Annual Report on Form 10-K for the year ended December 28, 2008, solar cells to be sold to customers were previously disclosed as finished goods and solar cells to be manufactured into solar panels at our solar panel assembly facility were previously disclosed as raw materials. In this Quarterly Report on Form 10-Q/A, the balance of work-in-process as of December 28, 2008 is adjusted to include all solar cells.

(3)
In the Annual Report on Form 10-K for the year ended December 28, 2008, third-party solar panels to be used in the construction of solar power systems by the Systems Segment were previously disclosed as raw materials. In this Quarterly Report on Form 10-Q/A, the balance of finished goods as of December 28, 2008 is adjusted to include third-party solar panels. In addition, the balance of finished goods as of December 28, 2008 increased by $0.2 million for the change in amortization of capitalized non-cash interest expense capitalized in inventory as a result of the Company’s adoption of new accounting guidance for convertible debt instruments that may be settled in cash upon conversion (see Note 1).

Index

Note 5. PROPERTY, PLANT AND EQUIPMENT

(In thousands)	September 27, 2009	December 28, 2008(1)
	(As Restated)
Property, plant and equipment, net:
Land and buildings	$17,269	$13,912
Leasehold improvements	195,532	148,190
Manufacturing equipment	538,958	387,860
Computer equipment	31,788	18,658
Solar power systems	8,299	8,299
Furniture and fixtures	4,501	4,327
Construction-in-process	49,974	142,894
	846,321	724,140
Less: Accumulated depreciation	(161,769)	(101,656)
	$684,552	$622,484

(1)       Property, plant and equipment, net increased $16.6 million for non-cash interest expense associated with the 1.25% debentures and 0.75% debentures that was capitalized and added to the cost of qualified assets as a result of the Company’s adoption of new accounting guidance for convertible debt instruments that may be settled in cash upon conversion (see Note 1).

Certain manufacturing equipment associated with solar cell manufacturing lines located at one of the Company’s facilities in the Philippines are collateralized in favor of a third-party by way of a chattel mortgage, a first ranking mortgage and a security interest in the property. The Company provided security for advance payments received from a third-party in fiscal 2008 totaling $40.0 million in the form of collateralized manufacturing equipment with a net book value of $37.7 million and $43.1 million as of September 27, 2009 and December 28, 2008, respectively (see Note 9).

The Company evaluates its long-lived assets, including property, plant and equipment and other intangible assets with finite lives (see Note 6), for impairment whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. Factors considered important that could result in an impairment review include significant underperformance relative to expected historical or projected future operating results, significant changes in the manner of use of acquired assets and significant negative industry or economic trends.

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

 Note 6. BUSINESS COMBINATION, GOODWILL AND OTHER INTANGIBLE ASSETS

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

Index

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

The Company conducts its annual impairment test of goodwill as of the Sunday closest to the end of the third fiscal quarter of each year. Impairment of goodwill is tested at the Company’s reporting unit level which in the Company’s case is consistent with its segments. To estimate the fair value of the Systems Segment and Components Segment, the Company utilized a combination of income and market approaches defined as Level 3 inputs under fair value measurement standards (see Note 7). The income approach, specifically a discounted cash flow analysis, included assumptions for, among others, forecasted revenue, gross margin, operating income, working capital cash flow, perpetual growth rates and long-term discount rates, all of which require significant judgment by management. These assumptions took into account the current recessionary environment and its impact on the Company’s business. Based on the impairment test as of September 27, 2009, the Company determined there was no impairment. In the event that management determines that the value of goodwill has become impaired, the Company will incur an accounting charge for the amount of the impairment during the fiscal quarter in which the determination is made.

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

Note 7. INVESTMENTS

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

	September 27, 2009
(In thousands)	Level 1	Level 2	Level 3	Total
Assets
Money market funds	$550,489	$—	$796	$551,285
Bank notes	—	24,029	—	24,029
Corporate securities	—	—	8,426	8,426
Total available-for-sale securities	$550,489	$24,029	$9,222	$583,740

	December 28, 2008
(In thousands)	Level 1	Level 2	Level 3	Total
Assets
Money market funds	$227,190	$—	$7,185	$234,375
Bank notes	—	49,610	—	49,610
Corporate securities	—	9,994	23,577	33,571
Total available-for-sale securities	$227,190	$59,604	$30,762	$317,556

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

Index

The Company determined that use of a valuation model was the best available technique for measuring the fair value of its auction rate securities. The Company used an income approach valuation model to estimate the price that would be received to sell its securities in an orderly transaction between market participants ("exit price") as of the balance sheet dates. The exit price was derived as the weighted average present value of expected cash flows over various periods of illiquidity, using a risk adjusted discount rate that was based on the credit risk and liquidity risk of the securities. While the valuation model was based on both Level 2 (credit quality and interest rates) and Level 3 inputs, the Company determined that the Level 3 inputs were the most significant to the overall fair value measurement, particularly the estimates of risk adjusted discount rates and ranges of expected periods of illiquidity. The valuation model also reflected the Company's intention to hold its auction rate securities until they can be liquidated in a market that facilitates orderly transactions. The following key assumptions were used in the valuation model:

•	5 years to liquidity;
•	continued receipt of contractual interest which provides a premium spread for failed auctions; and
•	discount rates ranging from 3.7% to 7.8%, which incorporates a spread for both credit and liquidity risk.

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

(1)
Contractual maturities of available-for-sale securities as of December 28, 2008 is adjusted in this Quarterly Report on Form 10-Q/A to reflect the maturities of the debt and equity securities rather than the maturities of the bank standby letters of credit, as previously presented in the Annual Report on Form 10-K for the year ended December 28, 2008. The majority of the Company’s cash collateralized bank standby letters of credit have longer maturities than the related debt and equity securities used to collateralize such customer advance payments.

Assets Measured at Fair Value on a Non-Recurring Basis

The Company holds minority investments comprised of common and preferred stock in certain non-public companies. The Company monitors these minority investments for impairment which are included in other long-term assets in its Condensed Consolidated Balance Sheets and records reductions in the carrying values when necessary. Circumstances that indicate an other-than-temporary decline include valuation ascribed to the issuing company in subsequent financing rounds, decreases in quoted market price and declines in operations of the issuer. As of September 27, 2009 and December 28, 2008, the Company had $36.0 million and $29.0 million, respectively, in investments in joint ventures accounted for under the equity method and $4.6 million and $3.1 million, respectively, in investments accounted for under the cost method (see Note 12). During the fourth quarter of fiscal 2008, the Company recorded an other-than-temporary impairment charge of $1.9 million on a non-publicly traded investment accounted for using the cost method, due to the deterioration of the credit market and economic environment.

Index

The following table provides a summary of changes in fair value of the Company’s investments in non-public companies during the nine months ended September 27, 2009 and September 28, 2008, all of which utilize Level 3 inputs under the fair value hierarchy:

	Common and Preferred Stock
(In thousands)	September 27, 2009	September 28, 2008
Balance at the beginning of the period	$32,066	$5,304
Purchases	1,500	14,625
Payments	(19)	—
Equity in earnings of unconsolidated investees	7,005	5,806
Balance at the end of the period	$40,552	$25,735

Note 8. ADVANCES TO SUPPLIERS

The Company has entered into agreements with various polysilicon, ingot, wafer, solar cell and solar panel vendors that specify future quantities and pricing of products to be supplied by the vendors for periods up to 12 years. Certain agreements also provide for penalties or forfeiture of advanced deposits in the event the Company terminates the arrangements (see Note 11). Under certain agreements, the Company is required to make prepayments to the vendors over the terms of the arrangements. During the nine months ended September 27, 2009, the Company paid advances totaling $11.1 million in accordance with the terms of existing supply agreements. As of September 27, 2009 and December 28, 2008, advances to suppliers totaled $137.6 million and $162.6 million, respectively, the current portion of which is $22.4 million and $43.2 million, respectively. Three suppliers accounted for 67%, 22% and 8% of total advances to suppliers as of September 27, 2009, and 57%, 19% and 18% as of December 28, 2008.

The Company’s future prepayment obligations related to these agreements with suppliers as of September 27, 2009 are as follows (in thousands):

2009 (remaining three months)	$86,996
2010	161,414
2011	121,564
2012	72,694
$442,668

In October 2009, the Company paid an additional advance of $37.7 million in accordance with the terms of an existing supply agreement.

Note 9. ADVANCES FROM CUSTOMERS

From time to time, the Company enters into agreements where customers make advances for future purchases of solar power products. In general, the Company pays no interest on the advances and applies the advances as shipments of products occur.

In August 2007, the Company entered into an agreement with a third-party to supply polysilicon. Under the polysilicon agreement, the Company received advances of $40.0 million in each of fiscal 2008 and 2007 from this third-party. Commencing in fiscal 2010 and continuing through 2019, these advance payments are to be applied as a credit against the third-party’s polysilicon purchases from the Company. Such polysilicon is expected to be used by the third-party to manufacture ingots, and potentially wafers, which are to be sold to the Company under an ingot supply agreement. As of September 27, 2009, the outstanding advance was $80.0 million of which $6.0 million had been classified in short-term customer advances and $74.0 million in long-term customer advances in the accompanying Condensed Consolidated Balance Sheet, based on projected product shipment dates. As of December 28, 2008, the outstanding advance of $80.0 million was classified in long-term customer advances. The Company provided security for advances of $80.0 million in the form of collateralized manufacturing equipment with a net book value of $37.7 million and $43.1 million as of September 27, 2009 and December 28, 2008, respectively, and $40.0 million of letters of credit issued by Wells Fargo Bank, N.A. (“Wells Fargo”) under the uncollateralized letter of credit subfeature (see Notes 5 and 13).

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

Index

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

Note 10. RESTRUCTURING COSTS

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

The Company also has agreements with several suppliers, including joint ventures, for the procurement of polysilicon, ingots, wafers and solar panels which specify future quantities and pricing of products to be supplied by the vendors for periods up to 12 years and provide for certain consequences, such as forfeiture of advanced deposits and liquidated damages relating to previous purchases, in the event that the Company terminates the arrangements (see Note 8).

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

The accrued warranty balance at September 27, 2009 and December 28, 2008 includes $31.9 million and $24.4 million, respectively, of accrued costs included in “Other long-term liabilities” in the Condensed Consolidated Balance Sheets.

Index

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

Uncertain Tax Positions

Total liabilities associated with uncertain tax positions were $11.8 million and $14.0 million as of September 27, 2009 and December 28, 2008, respectively, and are included in "Other long-term liabilities" in the Company’s Condensed Consolidated Balance Sheets as they are not expected to be paid within the next twelve months. Due to the complexity and uncertainty associated with its tax positions, the Company cannot make a reasonably reliable estimate of the period in which cash settlement will be made for its liabilities associated with uncertain tax positions in other long-term liabilities.

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

For up to two years (or possibly longer) after the date of Cypress’s distribution of the Company’s class B common stock on September 29, 2008, the Company cannot issue 85.8 million or more shares of its class A common stock or participate in one or more transactions (excluding the distribution itself) in which 42 million or more shares of its then-existing class A common stock were acquired, if any such transaction(s) are in connection with a plan or series of related transactions that includes the distribution. If the Company were to participate in such a transaction, and thereby triggered tax to Cypress on the distribution, then assuming that Cypress distributed 42 million shares, Cypress’s top marginal income tax rate was 40% for federal and state income tax purposes, the fair market value of the class B common stock was $30.00 per share, and Cypress’s tax basis in such stock was $5.00 per share on the date of the distribution, the Company’s liability under its indemnification obligation to Cypress would be approximately $420.0 million.

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

Note 12. JOINT VENTURES

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

The Company accounts for its investment in Woongjin Energy using the equity method of accounting in which the investment is classified as “Other long-term assets” in the Condensed Consolidated Balance Sheets and the Company’s share of Woongjin Energy’s income totaling $2.6 million and $7.1 million for the three and nine months ended September 27, 2009, respectively, and $2.9 million and $5.9 million for the three and nine months ended September 28, 2008, respectively, is included in “Equity in earnings of unconsolidated investees” in the Condensed Consolidated Statements of Operations. The amount of equity earnings increased year-over-year due to: (i) increases in production since Woongjin Energy began manufacturing in the third quarter of fiscal 2007 and (ii) the increase in the Company’s equity investment from 28.8% to 42.1% beginning in August 2008 as a result of converting a $3.3 million convertible note into equity of Woongjin Energy. Neither party has contractual obligations to provide any additional funding to the joint venture. The Company’s maximum exposure to loss as a result of its involvement with Woongjin Energy is limited to the carrying value of its investment.

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

Note 13. DEBT AND CREDIT SOURCES

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

Note 14. COMPREHENSIVE INCOME

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

	Three Months Ended		Nine Months Ended
(In thousands)	September 27, 2009	September 28, 2008	September 27, 2009	September 28, 2008
	(As Restated)
Net income	$19,644	$23,123	$24,501	$61,068
Other comprehensive income:
Translation adjustment	4,124	(16,570)	(9,934)	(4,241)
Unrealized gain (loss) on investments, net of tax	—	(138)	8	(1,140)
Unrealized gain on derivatives, net of tax	327	435	3,893	4,030
Total comprehensive income	$24,095	$6,850	$18,468	$59,717

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

The following table summarizes the amount of unrealized gain (loss) recognized in “Accumulated other comprehensive loss” (“OCI”) in “Stockholders’ equity” in the Condensed Consolidated Balance Sheet:

	Unrealized Loss Recognized in OCI (Effective Portion)	Loss Reclassified from OCI to Cost of Revenue (Effective Portion)		Gain (Loss) Recognized in Other, Net on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)
(In thousands)	As of September 27, 2009	Three Months Ended September 27, 2009	Nine Months Ended September 27, 2009	Three Months Ended September 27, 2009	Nine Months Ended September 27, 2009
Cash flow hedges:
Foreign currency option contracts	$—	$—	$—	$(2,177)	$(3,053)
Foreign currency forward exchange contracts	(22,193)	(10,625)	(10,750)	812	(846)
	$(22,193)	$(10,625)	$(10,750)	$(1,365)	$(3,899)

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

Index

Note 16. INCOME TAXES

In the three and nine months ended September 27, 2009, the Company’s effective rate of income tax provision of 54.0% and effective rate of income tax benefit of 34.2%, respectively, was primarily attributable to domestic and foreign income taxes in certain jurisdictions where the Company’s operations were profitable, net of nondeductible amortization of purchased other intangible assets, discrete stock option deductions, the discrete true-up for U.S. federal income tax returns filed and the deductible release of a reserve for future Swiss tax liabilities. The Company’s income tax provision for the three and nine months ended September 28, 2008 of 51.3% and 33.1%, respectively, was primarily attributable to the consumption of non-stock net operating loss carryforwards, net of foreign income taxes in profitable jurisdictions where the tax rates are less than the U.S. statutory rate (see Note 1). As a result of the Company’s adoption of new accounting guidance for convertible debt instruments that may be settled in cash upon conversion, the tax provision during the three and nine months ended September 28, 2008 was retrospectively adjusted from 63.3% and 47.8%, respectively, to 51.3% and 33.1%, respectively, to reflect the tax effect of the adjustments arising from the new accounting guidance (see Note 1). The Company’s interim period tax provision is estimated based on the expected annual worldwide tax rate and takes into account the tax effect of discrete items in the interim period they become known.

Note 17. NET INCOME PER SHARE OF CLASS A AND CLASS B COMMON STOCK

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

The following is a summary of other outstanding anti-dilutive potential common stock:

	As of
(In thousands)	September 27, 2009	September 28, 2008
Stock options	394	116
Restricted stock units	1,960	335

Index

The following table presents the calculation of basic and diluted net income per share:

	Three Months Ended		Nine Months Ended
(In thousands, except per share data)	September 27, 2009	September 28, 2008	September 27, 2009	September 28, 2008
	(As Restated)		(As Restated)
Basic net income per share:
Net income	$19,644	$23,123	$24,501	$61,068
Less: Undistributed earnings allocated to unvested restricted stock awards	(61)	(242)	(94)	(813)
Net income available to common stockholders	$19,583	$22,881	$24,407	$60,255

Basic weighted-average common shares	94,668	80,465	89,764	79,614

Basic net income per share	$0.21	$0.28	$0.27	$0.76

Diluted net income per share:
Net income	$19,644	$23,123	$24,501	$61,068
Add: Interest expense incurred on 4.75% debentures, net of tax	1,666	—	—	—
Less: Undistributed earnings allocated to unvested restricted stock awards	(60)	(232)	(92)	(776)
Diluted net income	$21,250	$22,891	$24,409	$60,292

Basic weighted-average common shares	94,668	80,465	89,764	79,614
Effect of dilutive securities:
Stock options	1,436	2,438	1,612	2,708
Restricted stock units	215	134	137	91
4.75% debentures	8,712	—	—	—
1.25% debentures	—	1,027	—	1,044
0.75% debentures	—	—	—	20
Diluted weighted-average common shares	105,031	84,064	91,513	83,477

Diluted net income per share	$0.20	$0.27	$0.27	$0.72

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

Holders of the Company’s 4.75% debentures may convert the debentures into shares of the Company’s class A common stock, at the applicable conversion rate, at any time on or prior to maturity (see Note 13). The 4.75% debentures are included in the calculation of diluted net income per share if their inclusion is dilutive under the if-converted method. During the three and nine months ended September 27, 2009, there were approximately 8.7 million dilutive potential common shares and zero, respectively, under the 4.75% debentures.

Holders of the Company’s 1.25% debentures and 0.75% debentures may, under certain circumstances at their option, convert the debentures into cash and, if applicable, shares of the Company’s class A common stock at the applicable conversion rate, at any time on or prior to maturity (see Note 13). The 1.25% debentures and 0.75% debentures are included in the calculation of diluted net income per share if their inclusion is dilutive under the treasury-stock-type method. For the three and nine months ended September 27, 2009, the Company’s average stock price for the period did not exceed the conversion price for the 1.25% debentures and 0.75% debentures. During each of the three and nine months ended September 28, 2008, dilutive potential common shares include approximately 1.0 million shares for the impact of the 1.25% debentures as the Company experienced a substantial increase in its common stock price during the nine months ended September 28, 2008 as compared to the conversion price pursuant to the terms of the 1.25% debentures. Similarly, dilutive potential common shares include approximately zero and 20,000 shares for the three and nine months ended September 28, 2008, respectively, for the impact of the 0.75% debentures. Under the treasury-stock-type method, the Company’s 1.25% debentures and 0.75% debentures will generally have a dilutive impact on net income per share if the Company’s average stock price for the period exceeds the conversion price for the debentures.

Note 18. STOCK-BASED COMPENSATION

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

Note 19. SEGMENT AND GEOGRAPHICAL INFORMATION

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

	Three Months Ended		Nine Months Ended
(As a percentage of total revenue)	September 27, 2009	September 28, 2008	September 27, 2009	September 28, 2008
	(As Restated)		(As Restated)
Revenue by geography:
United States	32%	49%	46%	29%
Europe:
Germany	26%	10%	21%	8%
Italy	29%	5%	20%	3%
Spain	3%	16%	2%	44%
Other	5%	8%	6%	7%
Rest of world	5%	12%	5%	9%
	100%	100%	100%	100%
Revenue by segment:
Systems	36%	52%	39%	62%
Components	64%	48%	61%	38%
	100%	100%	100%	100%
Gross margin by segment:
Systems	15%	18%	13%	20%
Components	25%	36%	21%	28%

		Three Months Ended		Nine Months Ended
(As a percentage of total revenue)		September 27, 2009	September 28, 2008	September 27, 2009	September 28, 2008
Significant Customers:	Business Segment
SunRay Renewable Energy	Systems	15%	*	*	*
Florida Power & Light Company	Systems	*	*	14%	*
Naturener Group	Systems	*	11%	*	23%
Sedwick Corporate, S.L.	Systems	*	*	*	15%

*	denotes less than 10% during the period

Index

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q/A contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are statements that do not represent historical facts and may be based on underlying assumptions. We use words such as “may,” “will,” “should,” “could,” “would,” “expect,” “pipeline,” “believe,” “estimate,” “predict,” “potential” and “continue” to identify forward-looking statements in this Quarterly Report on Form 10-Q/A including our plans and expectations regarding future financial results, operating results, business strategies, projected costs, products, competitive positions, management’s plans and objectives for future operations, our ability to obtain financing and industry trends. Such forward-looking statements are based on information available to us as of the date of this Quarterly Report on Form 10-Q/A and involve a number of risks and uncertainties, some beyond our control, that could cause actual results to differ materially from those anticipated by these forward-looking statements. Please see “PART II. OTHER INFORMATION, Item 1A: Risk Factors” of the September 2009 Form 10-Q and our other filings with the Securities and Exchange Commission, including our Annual Report on Form 10-K for the year ended December 28, 2008, for additional information on risks and uncertainties that could cause actual results to differ. These forward-looking statements should not be relied upon as representing our views as of any subsequent date, and we are under no obligation to, and expressly disclaim any responsibility to, update or alter our forward-looking statements, whether as a result of new information, future events or otherwise.

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

Index

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

We manufacture our solar cells at our two facilities in the Philippines, and are developing a third solar cell manufacturing facility (“FAB3”) in Malaysia. Our solar cells are then combined into solar panels at our solar panel assembly facility located in the Philippines or by third-party subcontractors.

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

Index

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

Sales outside the United States represented approximately 68% and 54% of our total revenue for the three and nine months ended September 27, 2009, respectively, compared to 51% and 71% in the three and nine months ended September 28, 2008, respectively. The change in geography mix during the three months ended September 27, 2009 as compared to the same period in fiscal 2008 is primarily due to: (i) the ongoing construction of a 24 megawatts solar power plant in Montalto di Castro, Italy; and (ii) the expansion of our third-party global dealer network in Germany and Italy. The change in geography mix during the nine months ended September 27, 2009 as compared to the same period is 2008 is primarily due to: (i) the expiration of an attractive governmental feed-in tariff in Spain in September 2008; (ii) the construction of a 25 megawatts solar power plant in Desoto County, Florida in the nine months ended September 27, 2009; and (iii) revenue growth from our Components Segment in the United States, particularly in California, due to federal, state and local government incentives and the growth of our third-party global dealer network.

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

We generate revenue from two business segments, as follows:

Systems Segment Revenue: Our systems revenue for the three and nine months ended September 27, 2009 was $167.5 million and $381.8 million, respectively, which accounted for 36% and 39%, respectively, of our total revenue. The majority of systems revenue recognized in the third quarter of fiscal 2009 resulted from the ongoing construction of a 24 megawatts solar power plant for SunRay in Montalto di Castro, Italy, in which approximately 48% of the project’s revenue was earned in the three months ended September 27, 2009. Also during the third quarter of fiscal 2009, our Systems Segment completed the construction of a 25 megawatts solar power plant for FPL in Desoto County, Florida, the largest solar power plant in North America, and began the construction of a 10 megawatts solar power plant for FPL at the Kennedy Space Center in Florida as well as a 8 megawatts solar power plant for Exelon Corporation in Chicago, Illinois. Systems revenue for the three and nine months ended September 28, 2008 was $198.3 million and $648.3 million, respectively, which accounted for 52% and 62%, respectively, of our total revenue. In the three and nine months ended September 28, 2008, our Systems Segment benefited from strong power plant scale demand in Europe, primarily in Spain, and reflected the installation of more than 40 megawatts of Spain based projects before the expiration of a governmental feed-in tariff in September 2008. During the three and nine months ended September 27, 2009, our systems revenue decreased 16% and 41%, respectively, as compared to revenue earned in the comparable periods of 2008, due to difficult economic conditions resulting in near-term challenges in financing system projects.

Index

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

Cost of Revenue

Details to cost of revenue by segment:

	Three Months Ended
	Systems		Components		Consolidated
	September 27,	September 28,	September 27,	September 28,	September 27,	September 28,
	2009	2008	2009	2008	2009	2008
(Dollars in thousands)	(As Restated)	(As Restated)	(As Restated)	(As Restated)	(As Restated)	(As Restated)
Amortization of other intangible assets	$1,841	$1,841	$961	$1,106	$2,802	$2,947
Stock-based compensation	1,494	2,911	2,808	1,964	4,302	4,875
Non-cash interest expense	87	100	278	144	365	244
Impairment of long-lived assets	-	(1,343)	-	(1,943)	-	(3,286)
Materials and other cost of revenue	138,648	159,519	219,414	115,948	358,062	275,467
Total cost of revenue	$142,070	$163,028	$223,461	$117,219	$365,531	$280,247
Total cost of systems revenue as a percentage of revenue	85%	82%	75%	64%	79%	73%
Total gross margin percentage	15%	18%	25%	36%	21%	27%

	Nine Months Ended
	Systems		Components		Consolidated
	September 27,	September 28,	September 27,	September 28,	September 27,	September 28,
	2009	2008	2009	2008	2009	2008
(Dollars in thousands)	(As Restated)	(As Restated)	(As Restated)	(As Restated)	(As Restated)	(As Restated)
Amortization of other intangible assets	$5,523	$5,850	$2,867	$3,216	$8,390	$9,066
Stock-based compensation	3,266	7,661	6,489	6,057	9,755	13,718
Non-cash interest expense	664	201	1,441	276	2,105	477
Impairment of long-lived assets	-	-	-	2,203	-	2,203
Materials and other cost of revenue	323,977	506,310	459,375	269,861	783,352	776,171
Total cost of revenue	$333,430	$520,022	$470,172	$281,613	$803,602	$801,635
Total cost of systems revenue as a percentage of revenue	87%	80%	79%	72%	82%	77%
Total gross margin percentage	13%	20%	21%	28%	18%	23%

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

Index

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

Index

During the three and nine months ended September 27, 2009, our sales, general and administrative (“SG&A”) expense was $45.3 million and $130.5 million, respectively, which represents a decrease of 2% and an increase of 6%, respectively, from SG&A expense reported in the comparable periods of fiscal 2008. As a percentage of total revenue, SG&A expense decreased to 10% and increased to 13% in the three and nine months ended September 27, 2009, respectively, as compared to 12% in each of the three and nine months ended September 28, 2008. The decrease in our SG&A expense during the three months ended September 27, 2009 compared to the same period of fiscal 2008 resulted primarily from continued cost-reduction efforts. The increase in our SG&A expense during the nine months ended September 27, 2009 compared to the same period of fiscal 2008 resulted primarily from higher spending in all areas of sales, marketing, finance and information technology to support the growth of our business, particularly sales and marketing costs to launch our new marketing campaign and expand our third-party dealer network to nearly 900 dealers worldwide.

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

Interest expense during the three and nine months ended September 27, 2009 relates to borrowings under our senior convertible debentures, the facility agreement with the Malaysian Government, the term loan with Union Bank N.A. (“Union Bank”), fees for our outstanding letters of credit with Wells Fargo Bank, N.A. (“Wells Fargo”) and customer advance payments. Interest expense during the three and nine months ended September 28, 2008 relates to borrowings under our senior convertible debentures, fees for our outstanding letters of credit with Wells Fargo and customer advance payments. The increase in interest expense of 84% and 49% in the three and nine months ended September 27, 2009, respectively, compared to the same periods in fiscal 2008, is primarily due to additional indebtedness related to our $230.0 million in principal amount of our 4.75% senior convertible debentures (“4.75% debentures”), approximately $162.7 million outstanding loans under the facility agreement with the Malaysian Government and $30.0 million under the term loan with Union Bank, as well as lower capitalized interest of $1.5 million and $6.3 million in the three and nine months ended September 27, 2009, respectively, compared to $2.9 million and $7.4 million in the three and nine months ended September 28, 2008, respectively. This increase was partially offset by the repurchase of a portion of our 0.75% senior convertible debentures (“0.75% debentures”) during the three and nine months ended September 27, 2009, with a principal amount of $8.0 million and $81.1 million, respectively, unamortized discount of $0.5 million and $6.4 million, respectively, and net carrying value of $7.5 million and $74.7 million, respectively.

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

During the three and nine months ended September 27, 2009, our equity in earnings of unconsolidated investees were gains of $2.6 million and $7.0 million, respectively, compared to gains of $2.8 million and $5.8 million in the three and nine months ended September 28, 2008, respectively. Our share of Woongjin Energy Co. Ltd’s (“Woongjin Energy”) income totaled $2.6 million and $7.1 million in the three and nine months ended September 27, 2009, respectively, compared to $2.9 million and $5.9 million in the three and nine months ended September 28, 2008, respectively, due to: (i) increases in production since Woongjin Energy began manufacturing in the third quarter of fiscal 2007; and (ii) our equity investment increased from 28.8% to 42.1% in August 2008. First Philec Solar Corporation (“First Philec Solar”) became operational in the second quarter of fiscal 2008 and our share of the joint venture’s income totaled zero and loss totaled $0.1 million during the three and nine months ended September 27, 2009, respectively, compared to losses of $0.1 million in each of the three and nine months ended September 28, 2008.

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

Investing Activities

Net cash used in investing activities during the nine months ended September 27, 2009 was $257.3 million, of which: (i) $149.6 million relates to capital expenditures primarily associated with the completion of our second solar cell manufacturing facility (“FAB2”) in the Philippines and the continued construction of FAB3 in Malaysia; (ii) $145.6 million relates to increases in restricted cash and cash equivalents for the drawdown under the facility agreement with the Malaysian government; and (iii) $1.5 million relates to cash paid for investments in a non-public company. Cash used in investing activities was partially offset by $29.5 million in proceeds received from the sales or maturities of available-for-sale securities and $9.9 million in proceeds received from the sale of equipment to a third-party subcontractor.

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

Index

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

Liquidity

As of September 27, 2009, we had cash and cash equivalents of $472.1 million as compared to $202.3 million as of December 28, 2008. The increase in the balance of our cash and cash equivalents as of September 27, 2009 compared to the balance as of December 28, 2008 was primarily due to the receipt of aggregate net proceeds of $417.5 million from the public offering of 10.35 million shares of our class A common stock and the issuance of $230.0 million in principal amount of our 4.75% debentures, after deducting the underwriters’ discounts and commissions and offering expenses payable by us (including approximately $26.3 million paid as the net cost of the call spread overlay entered into in connection with the 4.75% debenture offering). For additional details see Notes 1 and 13 of Notes to our Condensed Consolidated Financial Statements.

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

In addition, we had short-term investments and long-term investments of $0.8 million and $8.4 million as of September 27, 2009, respectively, as compared to $17.2 million and $23.6 million as of December 28, 2008, respectively. Long-term investments are made up of auction rate securities that failed to clear at auctions in subsequent periods and have stated contractual maturities between 20 to 30 years. Due to the illiquidity associated with recent failed auctions, we estimate that auction rate securities we hold with a stated par value of $9.9 million and $26.1 million at September 27, 2009 and December 28, 2008, respectively, would be valued at approximately 85% and 91%, respectively, of their stated par value, or $8.4 million and $23.6 million, respectively, representing a decline in value of approximately $1.5 million and $2.5 million, respectively. Due to one auction rate security’s downgrade from a triple-A rating to a Baa1 rating, the length of time that has passed since the auction rate securities failed to clear at auctions and the ongoing uncertainties regarding future access to liquidity, we have determined the impairment is other-than-temporary and recorded impairment losses of $0.2 million and $0.8 million in the three and nine months ended September 27, 2009, respectively, and $2.5 million in the fourth quarter of fiscal 2008, in “Other, net” in our Condensed Consolidated Statements of Operations. If market conditions were to deteriorate even further such that the current fair value were not achievable, we could realize additional impairment losses related to our auction rate securities. In the three and nine months ended September 27, 2009, we sold auction rate securities with a carrying value of $9.9 million and $14.4 million, respectively, for $9.8 million and $14.4 million, respectively, to third-parties outside of the auction process. In addition, we sold an auction rate security with a carrying value of $4.0 million for $4.1 million to a third-party outside of the auction process in October 2009. For additional details see Note 7 of Notes to our Condensed Consolidated Financial Statements.

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

Index

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

Convertible debt and interest on convertible debt relate to the aggregate of $572.5 million in outstanding principal amount of our senior convertible debentures. For the purpose of the table above, we assume that all holders of the 4.75% debentures will hold the debentures through the date of maturity in fiscal 2014 and all holders of the 1.25% debentures and 0.75% debentures will hold the debentures through the date of maturity in fiscal 2027 and upon conversion, the values of the 1.25% debentures and 0.75% debentures are equal to the aggregate principal amount of $342.5 million with no premiums. The term loan from Union Bank including interest relates to borrowings totaling $30.0 million for three years at an interest rate of LIBOR plus 2%. The loan from the Malaysian Government relates to amounts borrowed for the financing and operation of FAB3 to be constructed in Malaysia. Customer advances relate to advance payments received from customers for future purchases of solar power products. Lease commitments primarily relate to our 5-year lease agreement with Cypress for our headquarters in San Jose, California, an 11-year lease agreement with an unaffiliated third-party for our administrative, research and development offices in Richmond, California and other leases for various office space. Utility obligations relate to our 11-year lease agreement with an unaffiliated third-party for our administrative, research and development offices in Richmond, California. Non-cancelable purchase orders relate to purchases of raw materials for inventory, services and manufacturing equipment from a variety of vendors. Purchase commitments under agreements relate to arrangements entered into with suppliers of polysilicon, ingots, wafers and solar panels as well as agreements to purchase solar renewable energy certificates from solar installation owners in New Jersey. These agreements specify future quantities and pricing of products to be supplied by the vendors for periods up to twelve years and there are certain consequences, such as forfeiture of advanced deposits and liquidated damages relating to previous purchases, in the event that we terminate the arrangements. For additional details see Notes 11 and 13 of Notes to our Condensed Consolidated Financial Statements.

As of September 27, 2009 and December 28, 2008, total liabilities associated with uncertain tax positions were $11.8 million and $14.0 million, respectively, and are included in “Other long-term liabilities” in our Condensed Consolidated Balance Sheets as they are not expected to be paid within the next twelve months. Due to the complexity and uncertainty associated with our tax positions, we cannot make a reasonably reliable estimate of the period in which cash settlement will be made for our liabilities associated with uncertain tax positions in other long-term liabilities, therefore, they have been excluded from the table above. We finalized a foreign tax audit during the third quarter of fiscal 2009 which decreased our total liabilities associated with uncertain tax positions. For additional details see Note 11 of Notes to our Condensed Consolidated Financial Statements.

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

Management of our Company, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, initially conducted an evaluation of the effectiveness of our disclosure controls and procedures as of September 27, 2009 in connection with our Quarterly Report on Form 10-Q for the period ended September 27, 2009 (the “September 2009 Form 10-Q”). The Company disclosed in the September 2009 Form 10-Q that based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 27, 2009.

In connection with the restatement described in the 2009 Form 10-K and elsewhere in this Amendment, the Company re-evaluated the effectiveness of our disclosure controls and procedures as of September 27, 2009. As a result, management identified certain control deficiencies as of September 27, 2009 that constituted three material weaknesses in our internal control over financial reporting in our Philippines operations. Because of these material weaknesses, management subsequently concluded that we did not maintain effective disclosure controls and procedures as of September 27, 2009. For additional information regarding the restatement and the material weaknesses identified by management, see Note 2 to the condensed consolidated financial statements included in this Amendment and “Item 9A. Controls and Procedures” in the 2009 Form 10-K.

No steps were taken to remediate these material weaknesses during the quarter ended September 27, 2009, as these circumstances had not yet been identified by management. However, management implemented new processes and controls prior to the end of our 2009 fiscal year to remediate one of the material weaknesses and developed a plan, based, in part, on recommendations from our Audit Committee, to remediate the two remaining material weaknesses. For additional information regarding the remedial actions taken and planned by our management, see “Item 9A. Controls and Procedures” in the 2009 Form 10-K.

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the quarter ended September 27, 2009 that materially affected, or was reasonably likely to materially affect, our internal control over financial reporting. However, as described above, there have been changes in our internal control over financial reporting during the quarter ended January 3, 2010 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting. For additional information regarding these changes, see “Item 9A. Controls and Procedures” in the 2009 Form 10-K.

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

Exhibits marked with an asterisk (*) were filed as part of the initial filing of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 27, 2009.

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

Exhibits marked with an asterisk (*) were filed as part of the initial filing of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 27, 2009.

Exhibits marked with a cross (†) are subject to a request for confidential treatment filed with the Securities and Exchange Commission.