Form 10-Q
period 2010-04-04
SUNPOWER CORP
filed 2010-05-14
CIK 867773

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 4, 2010

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

The total number of outstanding shares of the registrant’s class A common stock as of May 7, 2010 was 55,420,956.
The total number of outstanding shares of the registrant’s class B common stock as of May 7, 2010 was 42,033,287.

SunPower Corporation

Index

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

SunPower Corporation

Condensed Consolidated Balance Sheets
(In thousands, except share data)
(unaudited)

	April 4, 2010	January 3, 2010 (1)
Assets
Current assets:
Cash and cash equivalents	$499,154	$615,879
Restricted cash and cash equivalents, current portion	109,089	61,868
Short-term investments	172	172
Accounts receivable, net	221,640	248,833
Costs and estimated earnings in excess of billings	30,309	26,062
Inventories	252,181	202,301
Assets held-for-sale	175,439	—
Advances to suppliers, current portion	26,658	22,785
Prepaid expenses and other current assets	193,948	104,531
Total current assets	1,508,590	1,282,431

Restricted cash and cash equivalents, net of current portion	268,203	248,790
Property, plant and equipment, net	704,549	682,344
Project assets	107,292	9,607
Goodwill	330,846	198,163
Other intangible assets, net	21,326	24,974
Advances to suppliers, net of current portion	160,791	167,843
Other long-term assets	191,376	82,743
Total assets	$3,292,973	$2,696,895

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$257,030	$234,692
Accrued liabilities	115,608	114,008
Billings in excess of costs and estimated earnings	28,584	17,346
Short-term debt and current portion of long-term debt	52,337	11,250
Convertible debt, current portion	140,484	137,968
Customer advances, current portion	20,652	19,832
Total current liabilities	614,695	535,096

Long-term debt	386,555	237,703
Convertible debt, net of current portion	550,178	398,606
Customer advances, net of current portion	70,204	72,288
Long-term deferred tax liability	5,661	6,777
Other long-term liabilities	243,009	70,045
Total liabilities	1,870,302	1,320,515
Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock, $0.001 par value, 10,042,490 shares authorized; none issued and outstanding	-	-
Common stock, $0.001 par value, 150,000,000 shares of class B common stock authorized; 42,033,287 shares of class B common stock issued and outstanding; $0.001 par value, 217,500,000 shares of class A common stock authorized; 55,792,989 and 55,394,612 shares of class A common stock issued; 55,382,875 and 55,039,193 shares of class A common stock outstanding, at April 4, 2010 and January 3, 2010, respectively	97	97
Additional paid-in capital	1,532,624	1,520,933
Accumulated other comprehensive income (loss)	5,850	(17,357)
Accumulated deficit	(101,736)	(114,309)
	1,436,835	1,389,364
Less: shares of class A common stock held in treasury, at cost; 410,114 and 355,419 shares at April 4, 2010 and January 3, 2010, respectively	(14,164)	(12,984)
Total stockholders’ equity	1,422,671	1,376,380
Total liabilities and stockholders’ equity	$3,292,973	$2,696,895

(1)
As adjusted to reflect the adoption of new accounting guidance for share lending arrangements that were executed in connection with the Company’s convertible debt offerings in fiscal 2007 (see Note 1).

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

SunPower Corporation

Condensed Consolidated Statements of Operations
(In thousands, except per share data)
(unaudited)

	Three Months Ended
	April 4, 2010	March 29, 2009 (As Restated) (1)
Revenue:
Systems	$64,581	$103,953
Components	282,693	107,690
Total revenue	347,274	211,643
Costs and expenses:
Cost of systems revenue	61,741	95,324
Cost of components revenue	213,790	84,084
Research and development	10,407	7,880
Sales, general and administrative	64,280	42,404
Total costs and expenses	350,218	229,692
Operating loss	(2,944)	(18,049)
Other income (expense):
Interest income	273	1,184
Interest expense	(10,940)	(6,271)
Other, net	(7,809)	(7,157)
Other income (expense), net	(18,476)	(12,244)
Loss before income taxes and equity in earnings of unconsolidated investees	(21,420)	(30,293)
Benefit from income taxes	(30,875)	(19,196)
Income (loss) before equity in earnings of unconsolidated investees	9,455	(11,097)
Equity in earnings of unconsolidated investees	3,118	1,245
Net income (loss)	$12,573	$(9,852)

Net income (loss) per share of class A and class B common stock:
Basic	$0.13	$(0.12)
Diluted	$0.13	$(0.12)
Weighted-average shares:
Basic	95,154	83,749
Diluted	96,472	83,749

(1)
The Condensed Consolidated Statement of Operations for the three months ended March 29, 2009 has been restated as a result of the Company’s Audit Committee investigation of certain unsubstantiated accounting entries (see Note 2). In addition, the Condensed Consolidated Statement of Operations for the three months ended March 29, 2009 has been adjusted to reflect the adoption of new accounting guidance for share lending arrangements that were executed in connection with the Company’s convertible debt offerings in fiscal 2007 (see Note 1).

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

SunPower Corporation

Condensed Consolidated Statements of Cash Flows
(In thousands)
(unaudited)

	Three Months Ended
	April 4, 2010	March 29, 2009 (As Restated) (1)
Cash flows from operating activities:
Net income (loss)	$12,573	$(9,852)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Stock-based compensation	10,808	9,054
Depreciation	24,715	18,365
Amortization of other intangible assets	4,759	4,052
Impairment (gain on sale) of investments	(1,572)	1,318
Loss on mark-to-market derivatives	2,218	—
Non-cash interest expense	6,390	5,171
Amortization of debt issuance costs	699	537
Equity in earnings of unconsolidated investees	(3,118)	(1,245)
Deferred income taxes and other tax liabilities	(35,720)	(17,003)
Changes in operating assets and liabilities, net of effect of acquisition:
Accounts receivable	30,511	40,931
Costs and estimated earnings in excess of billings	(4,907)	(3,178)
Inventories	(51,085)	(86,049)
Prepaid expenses and other assets	(18,118)	11,671
Advances to suppliers	3,178	7,993
Accounts payable and other accrued liabilities	26,873	(24,798)
Billings in excess of costs and estimated earnings	11,615	88
Customer advances	(918)	(10,180)
Net cash provided by (used in) operating activities	18,901	(53,125)
Cash flows from investing activities:
Increase in restricted cash and cash equivalents	(19,717)	(9,185)
Purchase of property, plant and equipment	(43,658)	(52,101)
Proceeds from sale of equipment to third-party	2,875	—
Proceeds from sales or maturities of available-for-sale securities	1,572	18,177
Cash paid for acquisition, net of cash acquired	(272,699)	—
Cash paid for investments in other non-public companies	(1,618)	—
Net cash used in investing activities	(333,245)	(43,109)
Cash flows from financing activities:
Proceeds from issuance of long-term debt, net of issuance costs	1,539	51,232
Proceeds from issuance of convertible debt, net of issuance costs	214,921	—
Cash paid for bond hedge	(66,176)	—
Proceeds from warrant transactions	54,076	—
Proceeds from exercise of stock options	—	396
Purchases of stock for tax withholding obligations on vested restricted stock	(1,180)	(2,359)
Net cash provided by financing activities	203,180	49,269
Effect of exchange rate changes on cash and cash equivalents	(5,561)	(6,256)
Net decrease in cash and cash equivalents	(116,725)	(53,221)
Cash and cash equivalents at beginning of period	615,879	202,331
Cash and cash equivalents at end of period	$499,154	$149,110

Non-cash transactions:
Additions to property, plant and equipment included in accounts payable and other accrued liabilities	$2,917	$18,780
Non-cash interest expense capitalized and added to the cost of qualified assets	535	2,073

(1)
The Condensed Consolidated Statement of Cash Flows for the three months ended March 29, 2009 has been restated as a result of the Company’s Audit Committee investigation of certain unsubstantiated accounting entries (see Note 2). In addition, the Condensed Consolidated Statement of Cash Flows for the three months ended March 29, 2009 has been adjusted to reflect the adoption of new accounting guidance for share lending arrangements that were executed in connection with the Company’s convertible debt offerings in fiscal 2007 (see Note 1).

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

Summary of Significant Accounting Policies

These condensed consolidated financial statements and accompanying notes should be read in conjunction with the Company’s annual consolidated financial statements and notes thereto for the year ended January 3, 2010 included in its Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”). The Company’s significant accounting policies reflect: (i) the adoption of new accounting guidance effective in the first quarter of fiscal 2010 referred to below; and (ii) the change in the functional currency of SunPower Systems SARL in Switzerland from the Euro to the U.S. dollar referred to in Note 14.

Recently Adopted Accounting Guidance

Share Lending Arrangements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued new accounting guidance that changed how companies account for share lending arrangements that were executed in connection with convertible debt offerings or other financings. The new accounting guidance requires all such share lending arrangements to be valued and amortized as interest expense in the same manner as debt issuance costs. As a result of the new accounting guidance, existing share lending arrangements relating to the Company’s class A common stock are required to be measured at fair value and amortized as interest expense in its Condensed Consolidated Financial Statements. In addition, in the event that counterparty default pursuant to the share lending arrangement becomes probable, the Company is required to recognize an expense in its Condensed Consolidated Statement of Operations equal to the then fair value of the unreturned loaned shares, net of any probable recoveries. The Company adopted the new accounting guidance effective January 4, 2010, the start of its fiscal year, and applied it retrospectively to all prior periods as required by the guidance.

The Company has two historical share lending arrangements subject to the new guidance. In connection with the issuance of its 1.25% senior convertible debentures (“1.25% debentures”) and 0.75% senior convertible debentures (“0.75% debentures”), the Company loaned approximately 2.9 million shares of its class A common stock to Lehman Brothers International (Europe) Limited (“LBIE”) and approximately 1.8 million shares of its class A common stock to Credit Suisse International (“CSI”) under share lending arrangements. Application of the new accounting guidance resulted in higher non-cash amortization of imputed share lending costs in the current and prior periods, as well as a significant non-cash loss resulting from Lehman Brothers Holding Inc. (“Lehman”) filing of a petition for protection under Chapter 11 of the U.S. bankruptcy code on September 15, 2008, and LBIE commencing administration proceedings (analogous to bankruptcy) in the United Kingdom. The then fair value of the approximately 2.9 million shares of the Company’s class A common stock loaned and unreturned by LBIE is approximately $213.4 million, which was expensed retrospectively in the third quarter of fiscal 2008. In addition, on a cumulative basis from the respective issuance dates of the share lending arrangements through January 3, 2010, the Company has recognized $1.6 million in additional non-cash interest expense (see Note 12).

Index

As a result of the Company’s adoption of the new accounting guidance for share lending arrangements, the Company’s Condensed Consolidated Balance Sheet as of January 3, 2010 has been adjusted as follows:

(In thousands)	As Adjusted in this Quarterly Report on Form 10-Q	As Previously Reported in the 2009 Annual Report on Form 10-K
Assets
Prepaid expenses and other current assets	$104,531	$104,442
Other long-term assets	92,350	91,580
Total assets	2,696,895	2,696,036
Stockholders’ Equity
Additional paid-in capital	1,520,933	1,305,032
Retained earnings (accumulated deficit)	(114,309)	100,733
Total stockholders’ equity	1,376,380	1,375,521

As a result of the Company’s adoption of the new accounting guidance for share lending arrangements, the Company’s Condensed Consolidated Statement of Operations for the three months ended March 29, 2009 has been adjusted as follows:

	Three Months Ended
(In thousands, except per share amounts)	March 29, 2009
	As Adjusted in this Quarterly Report on Form 10-Q	As Previously Reported in Quarterly Report on Form 10-Q/A
Interest expense	$(6,271)	$(6,121)
Loss before income taxes and equity in earnings of unconsolidated investees	(30,293)	(30,143)
Loss before equity in earnings of unconsolidated investees	(11,097)	(10,947)
Net loss	(9,852)	(9,702)
Loss per share of class A and class B common stock:
Basic	(0.12)	(0.12)
Diluted	(0.12)	(0.12)

As a result of the Company’s adoption of the new accounting guidance for share lending arrangements, the Company’s Condensed Consolidated Statement of Cash Flows for the three months ended March 29, 2009 has been adjusted as follows:

	Three Months Ended
(In thousands)	March 29, 2009
	As Adjusted in this Quarterly Report on Form 10-Q	As Previously Reported in Quarterly Report on Form 10-Q/A
Cash flows from operating activities:
Net loss	$(9,852)	$(9,702)
Non-cash interest expense	5,171	5,021
Net cash used in operating activities	(53,125)	(53,125)

Variable Interest Entities (“VIEs”)

In June 2009, the FASB issued new accounting guidance regarding consolidation of VIEs to eliminate the exemption for qualifying special purpose entities, provide a new approach for determining which entity should consolidate a VIE, and require an enterprise to regularly perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a VIE. The new accounting guidance is effective for fiscal years beginning after November 15, 2009 and earlier application is prohibited. The Company’s adoption of the new accounting guidance in the first quarter of fiscal 2010 had no impact on its Condensed Consolidated Financial Statements (see Note 11).

Index

Revenue Arrangements with Multiple Deliverables

In October 2009, the FASB issued new accounting guidance for revenue arrangements with multiple deliverables. Specifically, the new guidance requires an entity to allocate arrangement consideration at the inception of an arrangement to all of its deliverables based on their relative selling prices. In addition, the new guidance eliminates the use of the residual method of allocation and requires the relative-selling-price method in all circumstances in which an entity recognizes revenue for an arrangement with multiple deliverables. The new accounting guidance is effective in the fiscal year beginning on or after June 15, 2010. Early adoption is permitted. The Company adopted the new accounting guidance in the first quarter of fiscal 2010 and applied the prospective application for new or materially modified arrangements with multiple deliverables. The Company’s adoption of the new accounting guidance did not have a material impact on its Condensed Consolidated Financial Statements.

Fair Value of Assets and Liabilities

In January 2010, the FASB issued updated guidance related to fair value measurements and disclosures, which will require the Company to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and to describe the reasons for the transfers. In addition, in the reconciliation for fair value measurements using significant unobservable inputs, or Level 3, the Company will disclose separately information about purchases, sales, issuances and settlements on a gross basis rather than on a net basis. The updated guidance also requires that the Company provide fair value measurement disclosures for each class of assets and liabilities and disclosures about the valuation techniques and inputs used to measure fair value for both recurring and non-recurring fair value measurements for Level 2 and Level 3 fair value measurements. The updated guidance is effective for interim or annual financial reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances and settlements in the roll forward activity in Level 3 fair value measurements, which are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years. The Company’s adoption of the updated guidance had no impact on its financial position, results of operations, or cash flows and only required additional financial statements disclosures as set forth in Notes 7 and 14.

Issued Accounting Guidance Not Yet Adopted

There has been no issued accounting guidance not yet adopted by the Company that it believes is material, or is potentially material to the Company’s Condensed Consolidated Financial Statements.

Fiscal Years

The Company reports on a fiscal-year basis and ends its quarters on the Sunday closest to the end of the applicable calendar quarter, except in a 53-week fiscal year, in which case the additional week falls into the fourth quarter of that fiscal year. Fiscal year 2010 consists of 52 weeks while fiscal year 2009 consists of 53 weeks. The first quarter of fiscal 2010 ended on April 4, 2010 and the first quarter of fiscal 2009 ended on March 29, 2009.

Basis of Presentation

The accompanying condensed consolidated interim financial statements have been prepared pursuant to the rules and regulations of the SEC regarding interim financial reporting and include the accounts of the Company and all of its subsidiaries. Intercompany transactions and balances have been eliminated in consolidation. The year-end Condensed Consolidated Balance Sheet data was derived from audited financial statements as adjusted for the Company’s adoption of new accounting guidance for share lending arrangements that were executed in connection with the Company’s convertible debt offerings in fiscal 2007. Accordingly, these financial statements do not include all of the information and footnotes required by generally accepted accounting principles (“GAAP”) for complete financial statements and should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended January 3, 2010.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America ("United States" or "U.S.") requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Significant estimates in these financial statements include percentage-of-completion for construction projects, allowances for doubtful accounts receivable and sales returns, inventory write-downs, estimates for future cash flows and economic useful lives of property, plant and equipment, goodwill, other intangible assets and other long-term assets, asset impairments, valuation of auction rate securities, investments in joint ventures, certain accrued liabilities including accrued warranty reserves, valuation of debt without the conversion feature, valuation of share lending arrangements, income taxes and tax valuation allowances. Actual results could materially differ from those estimates.

Index

In the opinion of management, the accompanying condensed consolidated interim financial statements contain all adjustments, consisting only of normal recurring adjustments, which the Company believes are necessary for a fair statement of the Company’s financial position as of April 4, 2010 and its results of operations and cash flows for the three months ended April 4, 2010 and March 29, 2009. These condensed consolidated interim financial statements are not necessarily indicative of the results to be expected for the entire year.

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

The nature of the restatement adjustments and the impact of the adjustments for the three months ended March 29, 2009 are shown in the following table (in thousands):

March 29, 2009
Investigation related adjustments	$(4,040)
Errors identified during course of investigation	(8,468)
(12,508)
Out-of-period adjustments	(3,042)
Total adjustments	(15,550)
Income tax effect of adjustments	10,634
Increase in net loss	$(4,916)

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

·
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

·
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

Errors Identified during Course of Investigation:

Through the investigation, errors were also found in the Philippines relating to inventories, prepaid expenses and other current assets, property, plant and equipment, and accounts payable and accrued liabilities. The primary categories of these adjustments are discussed below:

·	Inventories: The Company recorded corrections related to accounting for inventories in-transit and scrap, as well as the methodology used to calculate the capitalization of inventory variances.

Index

·
Prepaid expenses and other current assets:  Certain foreign individual income tax filings prepared for employees on foreign assignments contained omissions of taxable income. The amount of the estimated tax understatement plus interest and penalties less any employee receivables generated by the filing of amended returns has been included in the restated financials.

·	Property plant and equipment: In some instances, depreciation expense was not recorded in the proper period.

·	Accounts payable and accrued liabilities: Vendor credits were not properly applied and certain employee bonuses were not correctly accrued.

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

·
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

·	Inventories: Various inventory adjustments were the result of the improper accounting for consigned inventory, in-transit inventories, and standard costing.

·	Accounts payable and accruals: The Company noted several under and over accruals of operating expenses.

·	Stock based compensation: The Company determined it had recorded excess stock based compensation expense due to a spreadsheet error.

The table below summarizes: (i) the adjustments related to the investigation; (ii) errors identified during the course of the investigation; and (iii) out-of-period adjustments on the Condensed Consolidated Statement of Operations for the three months ended March 29, 2009.

(In thousands, except per share amounts)	Three Months Ended March 29, 2009
	As Previously Reported, As Adjusted (1)	Restatement Adjustments	As Restated

Revenue:
Systems	$106,097	$(2,144)	$103,953
Components	107,690	—	107,690
Total revenue	213,787	(2,144)	211,643
Operating costs and expenses:
Cost of systems revenue	88,351	6,973	95,324
Cost of components revenue	77,688	6,396	84,084
Research and development	7,964	(84)	7,880
Selling, general and administrative	42,283	121	42,404
Total operating costs and expenses	216,286	13,406	229,692
Operating loss	(2,499)	(15,550)	(18,049)
Other income (expense)
Interest income	1,184	—	1,184
Interest expense	(6,271)	—	(6,271)
Other, net	(7,157)	—	(7,157)
Other income (expense), net	(12,244)	—	(12,244)
Loss before income taxes and equity in earnings of unconsolidated investees	(14,743)	(15,550)	(30,293)
Benefit from income taxes	(8,562)	(10,634)	(19,196)
Loss before equity in earnings of unconsolidated investees	(6,181)	(4,916)	(11,097)
Equity in earnings of unconsolidated investees	1,245	—	1,245
Net loss	$(4,936)	$(4,916)	$(9,852)

Net loss per share of class A and class B common stock:
Basic	$(0.06)	$(0.06)	$(0.12)
Diluted	$(0.06)	$(0.06)	$(0.12)

Weighted-average shares:
Basic	83,749		83,749
Diluted	83,749		83,749

(1)
As adjusted to reflect the adoption of new accounting guidance for share lending arrangements that were executed in connection with the Company’s convertible debt offerings in fiscal 2007 (see Note 1).

Index

The table below summarizes: (i) the adjustments related to the investigation; (ii) errors identified during the course of the investigation; and (iii) out-of-period adjustments on the Condensed Consolidated Statement of Comprehensive Income (Loss) for the three months ended March 29, 2009.

(In thousands)	Three Months Ended March 29, 2009
	As Previously Reported, As Adjusted (1)	Restatement Adjustments	As Restated
Net loss	$(4,936)	$(4,916)	$(9,852)
Other comprehensive income (loss):
Translation adjustment	(16,608)	—	(16,608)
Unrealized gain on derivatives	25,566	—	25,566
Unrealized gain on investments	8	—	8
Estimated provision for income taxes	(3,032)	—	(3,032)
Net change in accumulated other comprehensive income (loss)	5,934	—	5,934
Total comprehensive income (loss)	$998	$(4,916)	$(3,918)

(1)
As adjusted to reflect the adoption of new accounting guidance for share lending arrangements that were executed in connection with the Company’s convertible debt offerings in fiscal 2007 (see Note 1).

Index

The table below summarizes: (i) the adjustments related to the investigation; (ii) errors identified during the course of the investigation; and (iii) out-of-period adjustments on the Condensed Consolidated Statement of Cash Flows for the three months ended March 29, 2009.

(In thousands)	Three Months Ended March 29, 2009
	As Previously Reported, As Adjusted (1)	Restatement Adjustments	As Restated
Cash flows from operating activities:
Net loss	$(4,936)	$(4,916)	$(9,852)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	9,483	(429)	9,054
Depreciation	18,365	—	18,365
Amortization of other intangible assets	4,052	—	4,052
Impairment of investments and long-lived assets	1,318	—	1,318
Non-cash interest expense	5,171	—	5,171
Amortization of debt issuance costs	537	—	537
Equity in earnings of unconsolidated investees	(1,245)	—	(1,245)
Deferred income taxes and other tax liabilities	(6,369)	(10,634)	(17,003)
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	40,931	—	40,931
Costs and estimated earnings in excess of billings	(3,797)	619	(3,178)
Inventories	(95,870)	9,821	(86,049)
Prepaid expenses and other assets	11,913	(242)	11,671
Advances to suppliers	7,993	—	7,993
Accounts payable and other accrued liabilities	(27,199)	2,401	(24,798)
Billings in excess of costs and estimated earnings	(4,612)	4,700	88
Customer advances	(8,860)	(1,320)	(10,180)
Net cash used in operating activities	(53,125)	—	(53,125)
Cash flows from investing activities:
Increase in restricted cash and cash equivalents	(9,185)	—	(9,185)
Purchases of property, plant and equipment	(52,101)	—	(52,101)
Proceeds from sales or maturities of available-for-sale securities	18,177	—	18,177
Net cash used in investing activities	(43,109)	—	(43,109)
Cash flows from financing activities:
Proceeds from issuance of long-term debt, net of issuance costs	51,232	—	51,232
Proceeds from exercise of stock options	396	—	396
Purchases of stock for tax withholding obligations on vested restricted stock	(2,359)	—	(2,359)
Net cash provided by financing activities	49,269	—	49,269
Effects of exchange rate changes on cash and equivalents	(6,256)	—	(6,256)
Net decrease in cash and cash equivalents	(53,221)	—	(53,221)
Cash and cash equivalents at beginning of period	202,331	—	202,331
Cash and cash equivalents at end of period	$149,110	$—	$149,110

Non-cash transactions:
Additions to property, plant and equipment included in accounts payable and other accrued liabilities	$22,571	$(3,791)	$18,780
Non-cash interest expense capitalized and added to the cost of qualified assets	2,073	—	2,073

(1)
As adjusted to reflect the adoption of new accounting guidance for share lending arrangements that were executed in connection with the Company’s convertible debt offerings in fiscal 2007 (see Note 1).

Index

Note 3. BUSINESS COMBINATIONS

SunRay Malta Holdings Limited (“SunRay”)

On March 26, 2010, the Company completed its acquisition of SunRay, a European solar power plant developer company organized under the laws of Malta, under which the Company agreed to purchase all the issued share capital of SunRay. As a result of the completion of the acquisition, SunRay has become a wholly-owned subsidiary of the Company and the results of SunRay have been included in the consolidated results of the Company since March 26, 2010. As part of the acquisition, the Company acquired SunRay’s project pipeline of solar photovoltaic projects totaling more than 1,200 megawatts in Italy, France, Israel, Spain, the United Kingdom and Greece. The pipeline consists of projects in various stages of development. SunRay’s power plant development and project finance team consists of approximately 70 employees.

Purchase Price Consideration

Upon the completion of the acquisition, the shareholders of SunRay exchanged all of their share capital of SunRay in exchange for their respective share of the purchase price paid by the Company and it became the sole owner of SunRay. The total consideration for the acquisition was approximately $296.1 million, including approximately: (i) $263.4 million in cash to SunRay’s class A shareholders, class B shareholders and class C shareholders; (ii) $18.7 million in cash to repay outstanding debt of SunRay; and (iii) $14.0 million in promissory notes issued by SunPower North America, LLC, a wholly-owned subsidiary of the Company, and guaranteed by SunPower. A portion of the purchase price allocated to SunRay’s class A shareholders, class B shareholders and certain non-management class C shareholders (approximately $244.4 million in total) was paid by the Company in cash and the remaining portion of the purchase price allocated to SunRay’s class C management shareholders was paid with a combination of approximately $19.0 million in cash and approximately $14.0 million in promissory notes.

The $14.0 million in promissory notes issued to SunRay’s management shareholders have been structured to provide a retention incentive. All of the promissory notes provide that if the management shareholder’s employment is terminated after March 26, 2010 by the Company for “cause” or by the management shareholder without “good reason”, the amounts then remaining under the promissory notes will be cancelled. In general, the risk of cancellation of most of these notes will lapse as to one-half of the principal amount on the date that is either six or nine months after March 26, 2010, depending upon the note, and as to the other half on the date that is either twelve or eighteen months after March 26, 2010. Since the vesting and payment of the promissory notes are contingent on future employment, the promissory notes are considered deferred compensation and therefore are not included in the purchase price allocated to the net assets acquired.

Approximately $32.3 million of the purchase price payable and promissory notes payable to certain principal shareholders of SunRay will be held in escrow for up to two years following March 26, 2010, and be subject to potential indemnification claims that may be made by the Company during that period. The Company has agreed to fund approximately $28.7 million in cash and approximately $3.6 million in promissory notes issued by SunPower North America, LLC to this escrow account for the benefit of SunRay’s class A and class B shareholders. The escrow is generally tied to compliance with the representations and warranties made as part of the acquisition, therefore, the $28.7 million in cash of the $263.4 million is considered a part of the purchase price allocated to the net assets acquired. The funds in escrow, less any amounts relating to paid or pending claims, will be released two years following March 26, 2010.

Preliminary Purchase Price Allocation

The Company accounted for this acquisition using the acquisition method. The Company preliminarily allocated the purchase price to the acquired assets and liabilities based on their estimated fair values at the acquisition date as summarized in the following table. The allocation of the purchase price on March 26, 2010 was as follows:

(In thousands)	Amount
Net tangible assets acquired	$48,999
Project assets	98,784
Purchased technology	1,120
Goodwill	133,187
Total purchase consideration	$282,090

The fair value of net tangible assets acquired on March 26, 2010 consisted of the following:

(In thousands)	Amount
Cash and cash equivalents	$9,391
Restricted cash and cash equivalents	46,917
Accounts receivable, net	5,891
Prepaid expenses and other assets	54,584
Assets held-for-sale	175,439
Property, plant and equipment, net	455
Total assets acquired	292,677
Accounts payable	(16,479)
Other accrued expenses and liabilities	(52,984)
Debt (see Note 12)	(174,215)
Total liabilities assumed	(243,678)
Net assets acquired	$48,999

Index

The Company’s purchase price allocation was substantially complete as of April 4, 2010. However, the Company may be subject to goodwill adjustments as additional information relating to the fair value of project assets and recognition of prepaid expenses, other current assets, accounts payable and other accrued liabilities becomes available. Assets held-for-sale represent project assets which are available for immediate sale and the sale of the assets is probable. All intercompany receivables and payables related to SunRay at the acquisition date were eliminated in purchase accounting effective March 26, 2010.

Management engaged a third-party valuation firm to assist in the determination of the fair value of SunRay. In the Company’s determination of the fair value of the project assets and purchased technology acquired, it considered among other factors, three generally accepted valuation approaches: the income approach, market approach and cost approach. The Company selected the approaches that are most indicative of fair value of the assets acquired.

Project Assets

The project assets can be broken down into two distinct groups: (i) projects and EPC pipeline, which relate to the development of power plants; and (ii) operation and maintenance (“O&M”) pipeline, which relate to maintenance contracts that are established after the developed plants are sold. The Company applied the income approach using the Multi-Period Excess Earnings Method based on estimates and assumptions of future performance of these projects assets provided by SunRay’s and our management to determine the fair value of the project assets.

Purchased Technology

The Company applied the cost approach to calculate the fair value of internally developed technologies related to the project development business. The Company determined the fair value of the purchased technology based on estimates and assumptions for the cost of reproducing or replacing the asset. The Company is amortizing the purchased technology on a straight-line basis over estimated lives of 5 years.

Goodwill

Of the total estimated purchase price paid at the time of acquisition, approximately $133.2 million has been allocated to goodwill within the Systems Segment. Goodwill represents the excess of the purchase price of an acquired business over the fair value of the underlying net tangible and other intangible assets and is not deductible for tax purposes. Among the factors that contributed to a purchase price in excess of the fair value of the net tangible and other intangible assets was the acquisition of an assembled workforce, synergies in technologies, skill sets, operations, customer base and organizational cultures that can be leveraged to enable the Company to build an enterprise greater than the sum of its parts.

Acquisition Related Costs

Acquisition-related costs of $6.4 million recognized in the three months ended April 4, 2010 include transaction costs such as legal, accounting, valuation and other professional services, which the Company has classified in “Selling, general and administrative” expense in its Condensed Consolidated Statement of Operations.

Pro Forma Financial Information

The results of operations of SunRay from March 26, 2010 to April 4, 2010 did not have a significant impact to the Company’s net income per share during the first quarter of fiscal 2010. Supplemental information on an unaudited pro forma basis, as if the acquisition of SunRay was completed at the beginning of the three months ended April 4, 2010 and March 29, 2009, is as follows:

(In thousands, except per share amounts)	Three Months Ended
	April 4, 2010	March 29, 2009
Revenue	$351,046	$211,643
Net loss	(1,129)	(12,177)
Basic and diluted net loss per share	(0.01)	(0.15)

The unaudited pro forma supplemental information is based on estimates and assumptions, which the Company believes are reasonable. The unaudited pro forma supplemental information prepared by management is not necessarily indicative of the consolidated financial position or results of operations in future periods or the results that actually would have been realized had the Company and SunRay been a combined company during the specified periods.

Index

Note 4. GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

The following table presents the changes in the carrying amount of goodwill under the Company's reportable business segments:

(In thousands)	Systems	Components	Total
As of January 3, 2010	$182,382	$15,781	$198,163
Goodwill arising from business combination	133,187	—	133,187
Translation adjustment	—	(504)	(504)
As of April 4, 2010	$315,569	$15,277	$330,846

The balance of goodwill within the Systems Segment increased $133.2 million in the first quarter of fiscal 2010 due to the Company’s acquisition of SunRay which represents the excess of the purchase price over the fair value of the underlying net tangible and other intangible assets of SunRay (see Note 3). The translation adjustment for the revaluation of the Company’s subsidiaries’ goodwill into U.S. dollar equivalents decreased the balance of goodwill within the Components Segment by $0.5 million during the first quarter of fiscal 2010.

Based on the impairment tests as of the third fiscal quarter ended September 27, 2009 for the fiscal year ended January 3, 2010, the Company determined there was no impairment. Goodwill of a reporting unit shall be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Management evaluated all the facts and circumstances and concluded that no impairment indicator exists as of April 4, 2010 that would require impairment testing of its reporting units.

Intangible Assets

The following tables present details of the Company's acquired other intangible assets:

(In thousands)	Gross	Accumulated Amortization	Net
As of April 4, 2010
Patents and purchased technology	$52,518	$(44,693)	$7,825
Purchased in-process research and development	1,000	—	1,000
Trade names	2,605	(2,315)	290
Customer relationships and other	28,574	(16,363)	12,211
	$84,697	$(63,371)	$21,326

As of January 3, 2010
Patents and purchased technology	$51,398	$(42,014)	$9,384
Purchased in-process research and development	1,000	—	1,000
Trade names	2,623	(2,212)	411
Customer relationships and other	28,616	(14,437)	14,179
	$83,637	$(58,663)	$24,974

Index

    In connection with the acquisition of SunRay during the first quarter of fiscal 2010, the Company recorded $1.1 million of other intangible assets. All of the Company’s acquired other intangible assets are subject to amortization. Aggregate amortization expense for other intangible assets totaled $4.8 million and $4.1 million in the three months ended April 4, 2010 and March 29, 2009, respectively. As of April 4, 2010, the estimated future amortization expense related to other intangible assets is as follows (in thousands):

Year	Amount
2010 (remaining nine months)	$10,829
2011	5,562
2012	4,335
2013	330
2014	225
Thereafter	45
$21,326

Note 5. BALANCE SHEET COMPONENTS

	April 4, 2010	January 3, 2010
(In thousands)
Accounts receivable, net:
Accounts receivable, gross	$225,900	$253,039
Less: allowance for doubtful accounts	(2,842)	(2,298)
Less: allowance for sales returns	(1,418)	(1,908)
	$221,640	$248,833

Inventories:
Raw materials	$61,645	$76,423
Work-in-process	33,463	20,777
Finished goods	157,073	105,101
	$252,181	$202,301

Costs and estimated earnings in excess of billings on contracts in progress and billings in excess of costs and estimated earnings on contracts in progress consist of the following:

Costs and estimated earnings in excess of billings on contracts in progress	$30,309	$26,062
Billings in excess of costs and estimated earnings on contracts in progress	(28,584)	(17,346)
	$1,725	$8,716

Contracts in progress at year end:
Costs incurred to date	$1,051,491	$1,473,464
Estimated earnings to date	309,940	314,892
Contract revenue earned to date	1,361,431	1,788,356
Less: Billings to date, including earned incentive rebates	(1,359,706)	(1,779,640)
	$1,725	$8,716

Prepaid expenses and other current assets:
VAT receivables, current portion	$38,728	$27,054
Short-term deferred tax assets	5,920	5,920
Foreign currency derivatives	30,024	5,000
Income tax receivable	41,102	3,171
Other receivables (1)	42,885	43,531
Other prepaid expenses	35,289	19,855
	$193,948	$104,531

(1) Includes tolling agreements with suppliers in which the Company provides polysilicon required for silicon ingot manufacturing and procures the manufactured silicon ingots from the suppliers (see Notes 10 and 11).

Other long-term assets:
Investments in joint ventures	$42,938	$39,820
Bond hedge derivative	70,842	—
Non-current tax receivable	32,178	—
Note receivable (2)	10,000	10,000
Investments in non-public companies	6,178	4,560
VAT receivables, net of current portion	6,941	7,357
Long-term debt issuance costs	11,601	6,942
Other	10,698	14,064
	$191,376	$82,743

(2) In June 2008, the Company loaned $10.0 million to a third party private company pursuant to a three-year notes receivable that is convertible into equity at the Company’s option.

Index

	April 4, 2010	January 3, 2010
(In thousands)
Accrued liabilities:
VAT payables	$10,197	$15,219
Short-term deferred tax liability	459	459
Foreign currency derivatives	7,942	27,354
Interest rate swaps derivatives	7,394	—
Short-term warranty reserves	8,765	9,693
Employee compensation and employee benefits	22,609	18,161
Other	58,242	43,122
	$115,608	$114,008

Other long-term liabilities:
Embedded conversion option and over-allotment option derivatives	$72,068	$—
Warrants derivatives	60,698	—
Long-term warranty reserves	40,659	36,782
Non-current tax liability	34,157	—
Uncertain tax positions	14,975	14,478
Other	20,452	18,785
	$243,009	$70,045

Accumulated other comprehensive income (loss):
Cumulative translation adjustment	$(3,693)	$(3,864)
Net unrealized income (loss) on derivatives and investments, net of tax provision of $3.0 million and $2.3 million as of April 4, 2010 and January 3, 2010, respectively	9,543	(13,493)
	$5,850	$(17,357)

Note 6. PROPERTY, PLANT AND EQUIPMENT, NET

	April 4, 2010	January 3, 2010
(In thousands)
Land and buildings	$15,400	$17,409
Leasehold improvements	201,414	197,524
Manufacturing equipment (1)	549,530	547,968
Computer equipment	37,132	34,835
Solar power systems	8,973	8,708
Furniture and fixtures	4,795	4,540
Construction-in-process (2)	98,321	57,305
	915,565	868,289
Less: accumulated depreciation (3)	(211,016)	(185,945)
	$704,549	$682,344

(1)
Certain manufacturing equipment associated with solar cell manufacturing lines located at one of the Company’s facilities in the Philippines is collateralized in favor of a third party lender. The Company provided security for advance payments received from a third party in fiscal 2008 totaling $40.0 million in the form of collateralized manufacturing equipment with a net book value of $33.9 million and $35.8 million as of April 4, 2010 and January 3, 2010, respectively (see Note 9).

(2)
Non-cash interest expense of $0.5 million and $2.1 million was capitalized in the three months ended April 4, 2010 and March 29, 2009, respectively. Cash interest expense of $0.4 million was capitalized in each of the three months ended April 4, 2010 and March 29, 2009.

(3)	Total depreciation expense was $24.7 million and $18.4 million in the three months ended April 4, 2010 and March 29, 2009, respectively.

Index

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

Assets Measured at Fair Value on a Recurring Basis

The following tables present information about the Company’s investments in available-for-sale debt and equity securities that are measured at fair value on a recurring basis and indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value. Information about the Company’s foreign currency derivatives measured at fair value on a recurring basis is disclosed in Note 14. The Company does not have any nonfinancial assets or liabilities that are recognized or disclosed at fair value on a recurring basis in its condensed consolidated financial statements.

	April 4, 2010
(In thousands)	Level 1	Level 2	Level 3	Total
Assets
Money market funds	$513,911	$—	$172	$514,083
Bank notes	—	54,889	—	54,889
	$513,911	$54,889	$172	$568,972

	January 3, 2010
(In thousands)	Level 1	Level 2	Level 3	Total
Assets
Money market funds	$418,372	$—	$172	$418,544
Bank notes	—	101,085	—	101,085
	$418,372	$101,085	$172	$519,629

There have been no transfers between Level 1, Level 2 and Level 3 measurements during the three months ended April 4, 2010. Available-for-sale securities utilizing Level 2 inputs to determine fair value are comprised of investments in bank notes totaling $54.9 million and $101.1 million as of April 4, 2010 and January 3, 2010, respectively. Available-for-sale securities utilizing Level 3 inputs to determine fair value are comprised of investments in money market funds totaling $0.2 million as of both April 4, 2010 and January 3, 2010.

Bank Notes

Investments in bank notes utilizing Level 2 inputs consist of short-term certificates of deposit and select interest bearing bank accounts. Such investments are not traded on an open market and reside with the bank. Bank notes are highly liquid with maturities of zero to ninety days. Due to the short-term maturities, the Company has determined that the fair value of these investments should be at face value. Bank notes totaled $54.9 million and $101.1 million as of April 4, 2010 and January 3, 2010 respectively.

Money Market Funds

Investments in money market funds utilizing Level 3 inputs consist of the Company’s investment in the Reserve International Liquidity Fund which amounted to $0.2 million as of both April 4, 2010 and January 3, 2010. The net asset value per share for the Reserve International Liquidity Fund fell below $1.00 because the fund had an investment in Lehman, which filed for bankruptcy on September 15, 2008. As a result of this event, the Reserve International Liquidity Fund wrote down its investment in Lehman to zero and also announced that the fund would be closed and distributed to holders. The Company has estimated its loss on the Reserve International Liquidity Fund to be approximately $0.3 million based on information publicly disclosed by the Reserve International Liquidity Fund relative to its holdings and remaining obligations. The Company recorded an impairment charge of $0.3 million in the third quarter of fiscal 2008 in “Other, net” in its Condensed Consolidated Statements of Operations, thereby establishing a new cost basis for the fund. The Company’s other money market fund instruments are classified within Level 1 of the fair value hierarchy because they are valued using quoted prices for identical instruments in active markets.

Index

The following table summarizes unrealized gains and losses by major security type designated as available-for-sale:

	April 4, 2010				January 3, 2010
		Unrealized				Unrealized
(In thousands)	Cost	Gross Gains	Gross Losses	Fair Value	Cost	Gross Gains	Gross Losses	Fair Value
Money market funds	$514,083	$—	$—	$514,083	$418,544	$—	$—	$418,544
Bank notes	54,889	—	—	54,889	101,085	—	—	101,085
	$568,972	$—	$—	$568,972	$519,629	$—	$—	$519,629

The classification of available-for-sale securities and cash deposits is as follows:

	April 4, 2010			January 3, 2010
(In thousands)	Available-For- Sale	Cash Deposits	Total	Available-For- Sale	Cash Deposits	Total
Cash and cash equivalents	$362,526	$136,628	$499,154	$325,906	$289,973	$615,879
Short-term restricted cash (1)	61,641	47,448	109,089	61,868	—	61,868
Short-term investments	172	—	172	172	—	172
Long-term restricted cash (1, 2)	144,633	123,570	268,203	131,683	117,107	248,790
Long-term investments	—	—	—	—	—	—
	$568,972	$307,646	$876,618	$519,629	$407,080	$926,709

(1)
Includes cash collateralized bank standby letters of credit the Company provided to support advance payments received from customers as well as cash obtained under loans acquired between SunRay and multiple banks required for pre-construction costs in Greece and Italy.

(2)
Includes cash obtained under the Company’s facility agreement with the Malaysian Government to finance the construction of its third solar cell manufacturing facility (“FAB3”) in Malaysia and cash held in an escrow account in support for advance payments.

The contractual maturities of available-for-sale securities are as follows:

(In thousands)	April 4, 2010	January 3, 2010
Due in less than one year	$568,972	$519,629

Assets Measured at Fair Value on a Non-Recurring Basis

The Company holds minority investments comprised of common and preferred stock in certain non-public companies. The Company monitors these minority investments for impairment, which are included in “Other long-term assets” in its Condensed Consolidated Balance Sheets and records reductions in the carrying values when necessary. Circumstances that indicate an other-than-temporary decline include valuation ascribed to the issuing company in subsequent financing rounds, decreases in quoted market price and declines in operations of the issuer. As of April 4, 2010 and January 3, 2010, the Company had $42.9 million and $39.8 million, respectively, in investments in joint ventures accounted for under the equity method and $6.2 million and $4.6 million, respectively, in investments accounted for under the cost method (see Note 11).

The following table provides a summary of changes in fair value of the Company’s investments in joint ventures and other non-public companies during the three months ended April 4, 2010 and March 29, 2009, all of which utilize Level 3 inputs under the fair value hierarchy:

	Common and Preferred Stock
(In thousands)	April 4, 2010	March 29, 2009
Balance at the beginning of the period	$44,380	$32,066
Additional investments	1,618	—
Equity in earnings of unconsolidated investees	3,118	1,245
Balance at the end of the period	$49,116	$33,311

Index

Note 8. ADVANCES TO SUPPLIERS

The Company has entered into agreements with various polysilicon, ingot, wafer and solar panel vendors that specify future quantities and pricing of products to be supplied by the vendors for periods up to 11 years. Certain agreements also provide for penalties or forfeiture of advanced deposits in the event the Company terminates the arrangements (see Note 10). Under certain agreements, the Company is required to make prepayments to the vendors over the terms of the arrangements. In the first quarter of fiscal 2010 and 2009, the Company paid advances totaling zero and $5.6 million, respectively, in accordance with the terms of existing supply agreements. As of April 4, 2010 and January 3, 2010, advances to suppliers totaled $187.4 million and $190.6 million, respectively, the current portion of which is $26.7 million and $22.8 million, respectively. Two suppliers accounted for 76% and 10% of total advances to suppliers as of April 4, 2010, and 76% and 15% as of January 3, 2010.

The Company’s future prepayment obligations related to these agreements as of April 4, 2010 are as follows (in thousands):

Year	Amount
2010 (remaining nine months)	$198,581
2011	129,564
2012	72,694
$400,839

Note 9. CUSTOMER ADVANCES

In August 2007, the Company entered into an agreement with a third party to supply polysilicon. Under the polysilicon agreement, the Company received advances of $40.0 million in each of fiscal 2008 and 2007 from this third party. Beginning in the first quarter of fiscal 2010 and continuing through 2019, these advance payments are applied as a credit against the third party’s polysilicon purchases from the Company. Such polysilicon is used by the third party to manufacture ingots, and potentially wafers, which are sold to the Company under an ingot supply agreement. As of April 4, 2010, the outstanding advance was $78.4 million of which $8.4 million had been classified in short-term customer advances and $70.0 million in long-term customer advances in the accompanying Condensed Consolidated Balance Sheet, based on projected product shipment dates. As of January 3, 2010, the outstanding advance was $80.0 million of which $8.0 million and $72.0 million had been classified in short-term customer advances and long-term customer advances, respectively. The Company provided security for the advances in the form of collateralized manufacturing equipment with a net book value of $33.9 million and $35.8 million as of April 4, 2010 and January 3, 2010, respectively. The Company also had $40.0 million of letters of credit issued by Wells Fargo Bank, N.A. (“Wells Fargo”) under the uncollateralized letter of credit subfeature as of April 4, 2010 and January 3, 2010, respectively, and $4.5 million and $4.2 million held in an escrow account as of April 4, 2010 and January 3, 2010, respectively (see Notes 6 and 12).

The Company has also entered into other agreements with customers who have made advance payments for solar power products. These advances will be applied as shipments of product occur. As of April 4, 2010 and January 3, 2010, such customers had made advances of $12.5 million and $12.1 million, respectively, in the aggregate.

The estimated utilization of advances from customers as of April 4, 2010 is as follows (in thousands):

Year	Amount
2010 (remaining nine months)	$15,489
2011	11,367
2012	8,000
2013	8,000
2014	8,000
Thereafter	40,000
$90,856

Note 10. COMMITMENTS AND CONTINGENCIES

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

Index

The Company leases its San Jose, California facility under a non-cancelable operating lease from Cypress Semiconductor Corporation (“Cypress”), which expires in April 2011. In addition, the Company leases its Richmond, California facility under a non-cancelable operating lease from an unaffiliated third party, which expires in September 2018. The Company also has various lease arrangements, including for its European headquarters located in Geneva, Switzerland under a lease that expires in September 2012, as well as sales and support offices in Southern California, New Jersey, Oregon, Australia, England, France, Germany, Greece, Israel, Italy, Malta, Spain and South Korea, all of which are leased from unaffiliated third parties. In addition, the Company acquired a lease arrangement in London, England, which is leased from an affiliated party to SunRay. Future minimum obligations under all non-cancelable operating leases as of April 4, 2010 are as follows (in thousands):

Year	Amount
2010 (remaining nine months)	$7,173
2011	6,950
2012	5,761
2013	5,110
2014	4,423
Thereafter	20,261
$49,678

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

As of April 4, 2010, total obligations related to non-cancelable purchase orders totaled approximately $251.8 million and long-term supply agreements totaled approximately $6,315.7 million. Future purchase obligations under non-cancelable purchase orders and long-term supply agreements as of April 4, 2010 are as follows (in thousands):

Year	Amount
2010(remaining nine months)	$860,583
2011	721,370
2012	676,576
2013	669,304
2014	841,694
Thereafter	2,797,930
$6,567,457

Total future purchase commitments of $6,567.5 million as of April 4, 2010 included tolling agreements with suppliers in which the Company provides polysilicon required for silicon ingot manufacturing and procures the manufactured silicon ingots from the supplier. Annual future purchase commitments in the table above are calculated using the gross price paid by the Company for silicon ingots and are not reduced by the price paid by suppliers for polysilicon. Total future purchase commitments as of April 4, 2010 would be reduced by $1,812.9 million to $4,754.6 million had the Company’s obligations under such tolling agreements been disclosed using net cash outflows.

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

Index

Provisions for warranty reserves charged to cost of revenue were $4.1 million and $3.7 million during the three months ended April 4, 2010 and March 29, 2009, respectively. Activity within accrued warranty for the three months ended April 4, 2010 and March 29, 2010 is summarized as follows (in thousands):

(In thousands)	April 4, 2010	March 29, 2009
Balance at the beginning of the period	$46,475	$28,062
Accruals for warranties issued during the period	4,093	3,677
Settlements made during the period	(1,144)	(1,173)
Balance at the end of the period	$49,424	$30,566

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

Tax Sharing Agreement

The Company entered into a tax sharing agreement with Cypress providing for each of the party’s obligations concerning various tax liabilities while it was a wholly-owned subsidiary of Cypress. To the extent that the Company becomes entitled to utilize the Company’s separate tax returns portions of any tax credit or loss carryforwards existing as of such date, the Company will distribute to Cypress the tax effect, estimated to be 40% for federal and state income tax purposes, of the amount of such tax loss carryforwards so utilized, and the amount of any credit carryforwards so utilized. The Company will distribute these amounts to Cypress in cash or in the Company’s shares, at Cypress’s option. As of January 3, 2010, the Company had approximately $27.6 million of California net operating loss carryforwards, $2.6 million of federal credit carryforwards and $1.4 million of California credit carryforwards, meaning that such potential future payments to Cypress, which would be made over a period of several years, would therefore aggregate approximately $2.2 million. These amounts do not reflect potential adjustments for the effect of the restatement of the Company’s consolidated financial statements in fiscal 2009 and 2008. In fiscal 2009, the Company paid $16.5 million in cash to Cypress, of which $15.1 million represents the federal component and $1.4 million represents the state component.

The Internal Revenue Service (“IRS”) is currently conducting audits of Cypress's federal income tax returns for fiscal 2006, 2007 and 2008. As of April 4, 2010, no adjustments to the tax liabilities have been proposed by the IRS. However, the IRS has not completed their examination and there can be no assurance that there will be no material adjustments upon completion of their review. Additionally, while years prior to fiscal 2006 for Cypress's U.S. corporate tax return are not open for assessment, the IRS can adjust net operating loss and research and development carryovers that were generated in prior years and carried forward to fiscal 2006 and subsequent years. If the IRS sustains tax assessments against Cypress for years in which SunPower was included in Cypress's consolidated federal tax return, SunPower may be obligated to indemnify Cypress pursuant to the terms of the tax sharing agreement.

Uncertain Tax Positions

Total liabilities associated with uncertain tax positions were $15.0 million and $14.5 million as of April 4, 2010 and January 3, 2010, respectively, and are included in "Other long-term liabilities" in the Company’s Condensed Consolidated Balance Sheets as they are not expected to be paid within the next twelve months. Due to the complexity and uncertainty associated with its tax positions, the Company cannot make a reasonably reliable estimate of the period in which cash settlement will be made for its liabilities associated with uncertain tax positions in other long-term liabilities (see Note 15).

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

Index

For up to two years (or possibly longer) after the date of Cypress’s distribution of the Company’s class B common stock on September 29, 2008, the Company cannot issue 85.8 million or more shares of its class A common stock or participate in one or more transactions (excluding the distribution itself) in which 42 million or more shares of its then-existing class A common stock were acquired, if any such transaction(s) are in connection with a plan or series of related transactions that includes the distribution. If the Company were to participate in such a transaction, and thereby triggered tax to Cypress on the distribution, then assuming that Cypress distributed 42 million shares, Cypress’s top marginal income tax rate was 40% for federal and state income tax purposes, the fair market value of the class B common stock was $19.00 per share, and Cypress’s tax basis in such stock was $5.00 per share on the date of the distribution, the Company’s liability under its indemnification obligation to Cypress would be approximately $235.2 million.

Legal Matters

Audit Committee Investigation and Related Litigation

In November 2009, the Audit Committee of the Company’s Board of Directors initiated an independent investigation, which was recently completed, regarding certain accounting entries. See Note 2 for information regarding the Audit Committee’s investigation and the restatement adjustments.

Three securities class action lawsuits were filed against the Company and certain of its current and former officers in the United States District Court for the Northern District of California on behalf of a class consisting of those who acquired the Company's securities from April 17, 2008, through November 16, 2009. The cases are captioned Plichta v. SunPower Corp. et al., Case No. CV-09-5473-RS (N.D. Cal.) (filed November 18, 2009); Cao v. SunPower Corp. et al., Case No. CV-09-5488-RS (N.D. Cal.) (filed November 18, 2009); and Parrish v. SunPower Corp. et al., Case No. C-09-05520-RS (N.D. Cal.) (filed November 20, 2009). The Cao lawsuit also includes the Company’s independent registered public accounting firm, PricewaterhouseCoopers LLP, as a defendant. The actions arise from the Audit Committee’s investigation announcement on November 16, 2009. The complaints allege that the defendants made material misstatements and omissions concerning the Company’s financial results for 2008 and 2009, seek an unspecified amount of damages, and allege violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. The cases were consolidated as Plichta v. SunPower Corp. et al., Case No. CV-09-5473-RS (N.D. Cal.), and lead plaintiff and lead counsel were appointed, on March 5, 2010. Lead plaintiff is scheduled to file a consolidated complaint on or before May 28, 2010. The Company believes it has meritorious defenses to these allegations and will vigorously defend itself in these matters. The Company is currently unable to determine if the resolution of these matters will have an adverse effect on the Company’s financial position, liquidity or results of operations.

Derivative actions purporting to be brought on the Company’s behalf have also been filed in state and federal courts against several of the Company’s current and former officers and directors based on the same events alleged in the securities class action lawsuits described above. The California state derivative complaints, captioned Bonna v. Werner et al., Case No. 1-09-CV-158522 (Santa Clara Sup. Ct.) (filed December 1, 2009), Sutherland v. Werner et al., Case No. 1-09-CV-159022 (Santa Clara Sup. Ct.) (filed December 9, 2009), and Barker v. Rodgers et al., Case No. 1-10-CV-161238 (Santa Clara Sup. Ct.) (filed January 11, 2010), assert state-law claims for breach of fiduciary duty, abuse of control, unjust enrichment, gross mismanagement, and waste of corporate assets. The cases were consolidated as In re SunPower Corp. S’holder Derivative Litig., Lead Case No. 1-09-CV-158522 (Santa Clara Sup. Ct.), and co-lead counsel for plaintiffs have been appointed. Plaintiffs are scheduled to file a consolidated complaint on or before June 28, 2010. The federal derivative complaints, captioned Logan v. Werner et al., Case No. C-09-05731-RS (N.D. Cal.) (filed December 4, 2009) and Clarke v. Werner et al., Case No. CV-09-5925-RS (N.D. Cal.) (filed December 17, 2009), assert state-law claims for breach of fiduciary duty, waste of corporate assets, and unjust enrichment. The complaints seek an unspecified amount of damages. The cases were consolidated as In re SunPower Corp. S’holder Derivative Litig., Master File No. CV-09-05731-RS (N.D. Cal.), and lead plaintiffs and co-lead counsel were appointed, on January 4, 2010. Lead plaintiffs are scheduled to file a consolidated complaint on or before June 28, 2010. The Company intends to oppose the derivative plaintiffs’ efforts to pursue this litigation on the Company’s behalf. The Company is currently unable to determine if the resolution of these matters will have an adverse effect on the Company’s financial position, liquidity or results of operations.

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

Index

Note 11. VARIABLE INTEREST ENTITIES

As discussed in Note 1, effective the first fiscal quarter of fiscal 2010, the Company adopted new accounting guidance that changes the method used to determine the primary beneficiary of a VIE. This new guidance requires:

•	determination of a VIE’s primary beneficiary using a qualitative approach based on:
(i) the power to direct the activities that most significantly impact the economic performance of the VIE; and
(ii) the obligation to absorb losses or right to receive benefits of the VIE that could be significant to the VIE;
•	ongoing evaluation of a VIE’s primary beneficiary; and
•	disclosures about the Company’s involvement with a VIE.

The Company has determined that it holds or could potentially hold a significant variable interest in three joint ventures.

To ascertain if the Company is required to consolidate these entities, the Company determined whether it is the primary beneficiary in accordance with the new accounting guidance. Factors the Company considered in determining whether it is the VIE’s primary beneficiary include the decision making authority of each partner, which partner manages the day-to-day operations of the joint venture and the amount of the Company’s equity in relation to that of its partners. As further discussed below, the Company concluded that it was not the primary beneficiary of any of the VIE’s and therefore no consolidation of the VIE’s were required.

Joint Venture with Woongjin Energy Co., Ltd (“Woongjin Energy”)

The Company and Woongjin Holdings Co., Ltd. (“Woongjin”) formed Woongjin Energy in fiscal 2006, a joint venture to manufacture monocrystalline silicon ingots in Korea. The Company and Woongjin have funded the joint venture through capital investments. In addition, Woongjin Energy obtained a $33.0 million loan originally guaranteed by Woongjin. Until Woongjin Energy engages in an initial public offering (“IPO”), it is required to refrain from declaring or making any distributions, including dividends, unless its debt-to-equity ratio immediately following such distribution would not be greater than 200%. The Company supplies polysilicon, services and technical support required for silicon ingot manufacturing to the joint venture. Once manufactured, the Company purchases the silicon ingots from the joint venture under a nine-year agreement through 2016. As of April 4, 2010 and January 3, 2010, $12.5 million and $19.3 million, respectively, remained due and receivable from Woongjin Energy related to the polysilicon the Company supplied to the joint venture for silicon ingot manufacturing. For the three months ended April 4, 2010 and March 29, 2009, the Company paid $47.0 million and $32.3 million, respectively, to Woongjin Energy for manufacturing silicon ingots. As of April 4, 2010 and January 3, 2010, $31.6 million and $29.2 million, respectively, remained due and payable to Woongjin Energy.

As of April 4, 2010 and January 3, 2010, the Company had a $36.9 million and $33.8 million, respectively, investment in the joint venture in its Condensed Consolidated Balance Sheets which represented a 42.1% equity investment. The Company accounts for its investment in Woongjin Energy using the equity method of accounting in which the investment is classified as “Other long-term assets” in the Condensed Consolidated Balance Sheets and the Company’s share of Woongjin Energy’s income totaling $3.1 million and $1.3 million for the three months ended April 4, 2010 and March 29, 2009, respectively, is included in “Equity in earnings of unconsolidated investees” in the Condensed Consolidated Statements of Operations. The amount of equity in earnings increased in the first quarter of fiscal 2010 as compared to the same period in 2009 due to increases in production since Woongjin Energy began manufacturing in the third quarter of fiscal 2007. There is no obligation or expectation for the Company to provide additional funding to Woongjin Energy. The Company’s maximum exposure to loss as a result of its involvement with Woongjin Energy is limited to the carrying value of its investment.

Summarized financial information adjusted to conform to U.S. GAAP for Woongjin Energy, as it qualifies as a “significant investee” of the Company as defined in SEC Regulation S-X Rule 10-01(b)(1) for the three months ended April 4, 2010 and March 29, 2009 is as follows:

Statement of Operations
(In thousands)	Three Months Ended April 4, 2010	Three Months Ended March 29, 2009
Revenues	$27,591	$23,475
Cost of sales	13,468	8,355
Gross profit	14,123	15,120
Operating income	13,070	14,116
Net income	11,851	8,628

Index

The Company regularly evaluates the qualitative and quantitative attributes of its relationship with Woongjin Energy to determine whether the Company is the primary beneficiary of the joint venture and needs to consolidate Woongjin Energy’s results into the Company’s financial statements. The Company has concluded that it is not the primary beneficiary of the joint venture since, although the Company and Woongjin are both obligated to absorb losses or have the right to receive benefits from Woongjin Energy that are significant to Woongjin Energy, such variable interests held by the Company do not empower it to direct the activities that most significantly impact Woongjin Energy’s economic performance. In reaching this determination, the Company considered the significant control exercised by Woongjin over the venture's Board of Directors, management and daily operations exercised, Woongjin’s guarantee of the venture's debt, as well as the relative strategic importance of the venture to both parties.

Joint Venture with First Philec Solar Corporation (“First Philec Solar”)

The Company and First Philippine Electric Corporation (“First Philec”) formed First Philec Solar in fiscal 2007, a joint venture to provide wafer slicing services of silicon ingots to the Company. The Company and First Philec have funded the joint venture through capital investments. The Company supplies to the joint venture silicon ingots and technology required for slicing silicon. Once manufactured, the Company purchases the completed silicon wafers from the joint venture under a five-year wafering supply and sales agreement through 2013. As of April 4, 2010 and January 3, 2010, $1.5 million and $1.3 million, respectively, remained due and receivable from First Philec Solar related to the silicon ingots the Company supplied to the joint venture for wafer slicing. In the three months ended April 4, 2010 and March 29, 2009, the Company paid $15.5 million and $6.8 million, respectively, to First Philec Solar for wafer slicing services of silicon ingots. As of April 4, 2010 and January 3, 2010, $6.5 million and $3.1 million, respectively, remained due and payable to First Philec Solar related to the purchase of silicon wafers.

As of both April 4, 2010 and January 3, 2010, the Company had a $6.0 million investment in the joint venture in its Condensed Consolidated Balance Sheets which represented a 20% equity investment. The Company accounts for this investment using the equity method of accounting since the Company is able to exercise significant influence over First Philec Solar due to its board positions. The Company’s investment is classified as “Other long-term assets” in the Condensed Consolidated Balance Sheets and the Company’s share of First Philec Solar’s income of approximately zero and losses of $0.1 million during the three months ended April 4, 2010 and March 29, 2009, respectively, is included in “Equity in earnings of unconsolidated investees” in the Condensed Consolidated Statements of Operations. The amount of equity in earnings increased in the first quarter of fiscal 2010 as compared to the same period in 2009 due to increases in production since First Philec Solar became operational in the second quarter of fiscal 2008. There is no obligation or expectation for the Company to provide additional funding to First Philec Solar. The Company’s maximum exposure to loss as a result of its involvement with First Philec Solar is limited to the carrying value of its investment.

The Company regularly evaluates the qualitative and quantitative attributes of its relationship with First Philec Solar to determine whether the Company is the primary beneficiary of the joint venture and needs to consolidate First Philec Solar’s results into the Company’s financial statements. The Company has concluded that it is not the primary beneficiary of the joint venture since, although the Company and First Philec are both obligated to absorb losses or have the right to receive benefits from First Philec Solar that are significant to First Philec Solar, such variable interests held by the Company do not empower it to direct the activities that most significantly impact First Philec Solar’s economic performance. In reaching this determination, the Company considered the significant control exercised by First Philec over the venture's Board of Directors, management and daily operations exercised, as well as the relative strategic importance of the venture to both parties.

Equity Option Agreement with NorSun

In January 2008, the Company entered into an Option Agreement with NorSun, a manufacturer of silicon ingots and wafers, pursuant to which the Company will deliver cash advance payments to NorSun for the purchase of polysilicon under a long-term polysilicon supply agreement. The Company paid a cash advance totaling $16.0 million to an escrow account as security for NorSun’s right to future advance payments and there is no obligation for the Company to provide additional advance payments exceeding $16.0 million. The $16.0 million cash advance was outstanding in the escrow account as of both April 4, 2010 and January 3, 2010. In addition, the Company paid a cash advance of $5.0 million to NorSun during the fourth quarter of fiscal 2009. Under the terms of the Option Agreement, the Company may exercise a call option and apply the advance payments to purchase half, subject to certain adjustments, of NorSun’s 50% equity interest in a joint venture being constructed to manufacture polysilicon in Saudi Arabia. The Company may exercise its option at any time until six months following the commercial operation of the Saudi Arabian polysilicon manufacturing facility. The Option Agreement also provides NorSun an option to put half, subject to certain adjustments, of its 50% equity interest in the joint venture to the Company. NorSun’s option is exercisable through six months following commercial operation of the polysilicon manufacturing facility. The Company accounted for the put and call options as one instrument, which were measured at fair value at each reporting period. The changes in the fair value of the combined option are recorded in “Other, net” in the Condensed Consolidated Statements of Operations. The fair value of the combined option at April 4, 2010 and January 3, 2010 was not material.

The Company regularly evaluates the qualitative and quantitative attributes of its relationship with the joint venture to determine whether the Company is the primary beneficiary of the joint venture and needs to consolidate the joint venture’s results into the Company’s financial statements. The Company has concluded that it is not the primary beneficiary of the joint venture since, although the Company and NorSun are both obligated to absorb losses or have the right to receive benefits from the joint venture that are significant to the venture, such variable interests held by the Company do not empower it to direct the activities that most significantly impacts the joint venture’s economic performance. In reaching this determination, the Company considered the significant control exercised by NorSun and other private equity and principal investment firms over the venture's Board of Directors, management and daily operations exercised, as well as the relative strategic importance of the venture to all parties.

Index

Note 12. DEBT AND CREDIT SOURCES

The following table summarizes the Company’s outstanding debt as of April 4, 2010 and their related maturity dates:

		Payment Due by Period
(In thousands)	Face Value	2010 (remaining nine months)	2011	2012	2013	2014	Beyond 2014
Convertible debt:
4.50% debentures	$220,000	$—	$—	$—	$—	$—	$220,000
4.75% debentures	230,000	—	—	—	—	230,000	—
1.25% debentures	198,608	—	—	198,608	—	—	—
0.75% debentures	143,883	143,883	—	—	—	—	—
Debt facility agreement	230,054	—	—	—	—	—	230,054
Cassiopea project loan	142,693	244	3,672	3,980	18,861	5,341	110,595
Piraeus Bank loan	36,145	36,145	—	—	—	—	—
Term loan	30,000	11,250	15,000	3,750	—	—	—
	$1,231,383	$191,522	$18,672	$206,338	$18,861	$235,341	$560,649

Index

Convertible Debt

The following table summarizes the Company’s outstanding convertible debt:

	April 4, 2010			January 3, 2010
(In thousands)	Carrying Value	Face Value	Fair Value (1)	Carrying Value	Face Value	Fair Value (1)
4.50% debentures	$148,330	$220,000	$222,875	$—	$—	$—
4.75% debentures	230,000	230,000	225,400	230,000	230,000	270,250
1.25% debentures	171,848	198,608	180,237	168,606	198,608	172,789
0.75% debentures	140,484	143,883	142,984	137,968	143,883	139,746
	$690,662	$792,491	$771,496	$536,574	$572,491	$582,785

(1)	The fair value of the convertible debt was determined based on quoted market prices as reported by an independent pricing source.

4.50% Debentures

On April 1, 2010, the Company issued $220.0 million in principal amount of its 4.50% senior cash convertible debentures (“4.50% debentures”) and received net proceeds of $214.9 million, before payment of the cost of the bond hedge and warrant transactions described below. Interest on the 4.50% debentures is payable on March 15 and September 15 of each year, which will commence September 15, 2010. The 4.50% debentures mature on March 15, 2015. The 4.50% debentures are convertible only into cash, and not into shares of the Company’s class A common stock (or any other securities). Prior to December 15, 2014, the 4.50% debentures are convertible only upon specified events and, thereafter, they will be convertible at any time, based on an initial conversion price of $22.53 per share of the Company’s class A common stock. The conversion price will be subject to adjustment in certain events, such as distributions of dividends or stock splits. Upon conversion, the Company will deliver an amount of cash calculated by reference to the price of its class A common stock over the applicable observation period. The 4.50% debentures will not be convertible, in accordance with the provisions of the debenture agreement, until the first quarter of fiscal 2011. The Company may not redeem the 4.50% debentures prior to maturity. Holders may also require the Company to repurchase all or a portion of their 4.50% debentures upon a fundamental change, as defined in the debenture agreement, at a cash repurchase price equal to 100% of the principal amount plus accrued and unpaid interest. In the event of certain events of default, such as the Company’s failure to make certain payments or perform or observe certain obligations there under, Wells Fargo, the trustee, or holders of a specified amount of then-outstanding 4.50% debentures will have the right to declare all amounts then outstanding due and payable. On April 5, 2010, the initial purchasers of the 4.50% debentures exercised the $30.0 million over-allotment option in full and the Company received net proceeds of $29.4 million. As a result of the over-allotment option exercise the Company will record additional derivative transactions in the second quarter of fiscal 2010, similar to the instruments described.

The 4.50% debentures are senior, unsecured obligations of the Company, ranking equally with all existing and future senior unsecured indebtedness of the Company. The 4.50% debentures are effectively subordinated to the Company’s secured indebtedness to the extent of the value of the related collateral and structurally subordinated to indebtedness and other liabilities of the Company’s subsidiaries. The 4.50% debentures do not contain any sinking fund requirements.

The embedded cash conversion option within the 4.50% debentures and the over-allotment option related to the 4.50% debentures are derivative instruments that are required to be separated from the 4.50% debentures and accounted for separately as derivative instruments (derivative liabilities) with changes in fair value reported in the Company’s Condensed Consolidated Statements of Operations until such transactions settle or expire. The initial fair value liabilities of the embedded cash conversion option and over-allotment option of $71.3 million and $0.5 million, respectively, are classified within “ Other long-term liabilities” and simultaneously reduced the carrying value of “Convertible debt, net of current portion” (effectively an original issuance discount on the 4.50% debentures of $71.8 million) in the Company’s Condensed Consolidated Balance Sheet. A $0.3 million non-cash charge was recorded in “Other, net” in the Company’s Condensed Consolidated Statement of Operations related to the change in fair value of these two derivative instruments as of April 4, 2010.

The embedded cash conversion option and the over-allotment option derivative instruments are fair valued utilizing Level 2 inputs consisting of the exercise price of the instruments, the Company’s class A common stock price, the risk free interest rate, the contractual term and the Company’s class A common stock volatility. Such derivative instruments are not traded on an open market with the banks as the counterparties to the instruments.

The Company recognized $0.1 million in non-cash interest expense during the first quarter of fiscal 2010 related to the amortization of the debt discount on the 4.50% debentures. The principal amount of the outstanding 4.50% debentures, the unamortized discount and the net carrying value as of April 4, 2010 was $220.0 million, $71.7 million and $148.3 million, respectively. As of April 4, 2010, the remaining weighted average period over which the unamortized debt discount associated with the 4.50% debentures will be recognized is as follows (in thousands):

Debt Discount
2010 (remaining nine months)	$8,706
2011	11,970
2012	13,663
2013	15,595
2014	17,800
Thereafter	3,936
$71,670

Index

Call Spread Overlay with Respect to 4.50% Debentures (“CSO2015”)

Concurrent with the issuance of the 4.50% debentures, the Company entered into privately negotiated convertible debenture hedge transactions (collectively, the "Bond Hedge") and warrant transactions (collectively, the "Warrants" and together with the Bond Hedge, the “CSO2015”), with certain of the initial purchasers of the 4.50% cash convertible debentures or their affiliates. The CSO2015 is meant to reduce the Company's exposure to potential cash payments upon conversion of the 4.50% debentures. The net cost of the CSO2015 was approximately $12.1 million.

Under the terms of the Bond Hedge, the Company bought from affiliates of certain of the initial purchasers options to acquire, at an exercise price of $22.53 per share, subject to anti-dilution adjustments, cash in an amount equal to the market value of up to approximately 9.8 million shares of the Company’s class A common stock. Each Bond Hedge is a separate transaction, entered into by the Company with each option counterparty, and is not part of the terms of the 4.50% debentures. The Company paid aggregate consideration of $66.2 million for the Bond Hedge on March 25, 2010.

Under the terms of the Warrants, the Company sold to affiliates of certain of the initial purchasers of the 4.50% cash convertible debentures warrants to acquire, at an exercise price of $27.03 per share, subject to anti-dilution adjustments, cash in an amount equal to the market value of up to approximately 9.8 million shares of the Company’s class A common stock. Each Warrant Transaction is a separate transaction, entered into by the Company with each option counterparty, and is not part of the terms of the 4.50% debentures. The Warrants were sold for aggregate cash consideration of approximately $54.1 million on March 25, 2010.

The CSO2015, which are indexed to the Company’s class A common stock, are derivative instruments that require mark-to-market accounting treatment due to their cash settlement features until such transactions settle or expire. The initial fair value of the Bond Hedge of $66.2 million is classified as “Other long-term assets” and the initial fair value of the Warrants of $54.1 million is classified as “Other long-term liabilities” in the Company’s Condensed Consolidated Balance Sheets. As of April 4, 2010, the fair value of the Bond Hedge is $70.8 million, an increase of $4.6 million, and the fair value of the Warrants is $60.7 million, an increase of $6.6 million, resulting in a $2.0 million mark-to-market non-cash net loss in “Other, net” in the Company’s Condensed Consolidated Statements of Operations during the first quarter of fiscal 2010.

The Bond Hedge and Warrants derivative instruments are fair valued utilizing Level 2 inputs consisting of the exercise price of the instruments, the Company’s class A stock price, the risk free interest rate, the contractual term and the Company’s class A common stock volatility. Such derivative instruments are not traded on an open market with the banks as the counterparties to the instruments. Valuation techniques utilize the inputs described above in addition to liquidity and institutional credit risk inputs.

The Bond Hedge and Warrants described above represent a call spread overlay with respect to the 4.50% debentures. Assuming full performance by the counterparties, the transactions effectively reduce the Company’s potential payout over the principal amount on the 4.50% debentures upon conversion of the 4.50% debentures into cash.

4.75% Debentures

In May 2009, the Company issued $230.0 million in principal amount of its 4.75% senior convertible debentures (4.75% debentures”) and received net proceeds of $225.0 million, before payment of the net cost of the call spread overlay described below. Interest on the 4.75% debentures is payable on April 15 and October 15 of each year, which commenced October 15, 2009. Holders of the 4.75% debentures are able to exercise their right to convert the debentures at any time into shares of the Company’s class A common stock at a conversion price equal to $26.40 per share. The applicable conversion rate may adjust in certain circumstances, including upon a fundamental change, as defined in the indenture governing the 4.75% debentures. If not earlier converted, the 4.75% debentures mature on April 15, 2014. Holders may also require the Company to repurchase all or a portion of their 4.75% debentures upon a fundamental change at a cash repurchase price equal to 100% of the principal amount plus accrued and unpaid interest. In the event of certain events of default, such as the Company’s failure to make certain payments or perform or observe certain obligations there under, Wells Fargo, the trustee, or holders of a specified amount of then-outstanding 4.75% debentures will have the right to declare all amounts then outstanding due and payable.

The 4.75% debentures are senior, unsecured obligations of the Company, ranking equally with all existing and future senior unsecured indebtedness of the Company. The 4.75% debentures are effectively subordinated to the Company’s secured indebtedness to the extent of the value of the related collateral and structurally subordinated to indebtedness and other liabilities of the Company’s subsidiaries.

Index

Call Spread Overlay with Respect to 4.75% Debentures (“CSO2014”)

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

The Purchased Options, which are indexed to the Company’s class A common stock, were deemed to be mark-to-market derivatives during the period in which the over-allotment option in favor of the 4.75% debenture underwriters was unexercised. The Company entered into the debenture underwriting agreement on April 28, 2009 and the 4.75% debenture underwriters exercised the over-allotment option in full on April 29, 2009. During the one-day period that the underwriters’ over-allotment option was outstanding, the Company’s class A common stock price increased substantially, resulting in a non-cash non-taxable gain on Purchased Options of $21.2 million during the second quarter of fiscal 2009 in its Condensed Consolidated Statements of Operations.

The Company also entered into certain warrant transactions whereby the Company agreed to sell to affiliates of certain of the 4.75% debenture underwriters Warrants to acquire up to approximately 8.7 million shares of the Company’s class A common stock. The Warrants expire in 2014. If the market price per share of the Company’s class A common stock exceeds the exercise price of the Warrants, the Warrants will have a dilutive effect on the Company’s earnings per share. Each warrant transaction is a separate transaction, entered into by the Company with each option counterparty, and is not part of the terms of the 4.75% debentures. Holders of the 4.75% debentures do not have any rights with respect to the Warrants. The Warrants were sold for aggregate cash consideration of approximately $71.0 million on May 4, 2009. The exercise price of the Warrants is $38.50 per share of the Company’s class A common stock, subject to adjustment for customary anti-dilution and other events.

Other than the initial period before the exercise of the 4.75% debenture underwriters’ over-allotment option, as described above, the CSO2014 are not subject to mark-to-market accounting treatment since they may only be settled by issuance of the Company’s class A common stock. The Purchased Options and sale of Warrants described above represent a call spread overlay with respect to the 4.75% debentures. Assuming full performance by the counterparties, the transactions effectively increase the conversion price of the 4.75% debentures from $26.40 to $38.50. The Company’s net cost of the Purchased Options and sale of Warrants for the CSO2014 was $26.3 million.

1.25% Debentures and 0.75% Debentures

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

In July 2007, the Company issued $225.0 million in principal amount of its 0.75% senior convertible debentures and received net proceeds of $220.1 million. Interest on the 0.75% debentures is payable on February 1 and August 1 of each year, which commenced February 1, 2008. The 0.75% debentures mature on August 1, 2027. Holders may require the Company to repurchase all or a portion of their 0.75% debentures on each of August 1, 2010, August 1, 2015, August 1, 2020 and August 1, 2025, or if the Company is involved in certain types of corporate transactions constituting a fundamental change, as defined in the indenture governing the 0.75% debentures. In addition, the Company may redeem some or all of the 0.75% debentures on or after August 1, 2010. The 0.75% debentures were classified as short-term liabilities in the Company’s Condensed Consolidated Balance Sheets as of both April 4, 2010 and January 3, 2010 due to the ability of the holders to require the Company to repurchase its 0.75% debentures commencing on August 1, 2010. The 0.75% debentures are convertible, subject to certain conditions, into cash up to the lesser of the principal amount or the conversion value. If the conversion value is greater than $1,000, then the excess conversion value will be convertible into cash, class A common stock or a combination of cash and class A common stock, at the Company’s election. The initial effective conversion price of the 0.75% debentures is approximately $82.24 per share and is subject to customary adjustments in certain circumstances.

The 1.25% debentures and 0.75% debentures are senior, unsecured obligations of the Company, ranking equally with all existing and future senior unsecured indebtedness of the Company. The 1.25% debentures and 0.75% debentures are effectively subordinated to the Company’s secured indebtedness to the extent of the value of the related collateral and structurally subordinated to indebtedness and other liabilities of the Company’s subsidiaries. The 1.25% debentures and 0.75% debentures do not contain any sinking fund requirements.

Index

If the closing price of the Company’s class A common stock equals or exceeds 125% of the initial effective conversion price governing the 1.25% debentures and/or 0.75% debentures for 20 out of 30 consecutive trading days in the last month of the fiscal quarter then holders of the 1.25% debentures and/or 0.75% debentures have the right to convert the debentures any day in the following fiscal quarter. Because the closing price of the Company’s class A common stock on at least 20 of the last 30 trading days during the fiscal quarters ending April 4, 2010 and January 3, 2010 did not equal or exceed $70.94, or 125% of the applicable conversion price for its 1.25% debentures, and $102.80, or 125% of the applicable conversion price for its 0.75% debentures, holders of the 1.25% debentures and 0.75% debentures are unable to exercise their right to convert the debentures, based on the market price conversion trigger, on any day in the first and second quarters of fiscal 2010. Accordingly, the Company classified its 1.25% debentures as long-term in its Condensed Consolidated Balance Sheets as of both April 4, 2010 and January 3, 2010. This test is repeated each fiscal quarter, therefore, if the market price conversion trigger is satisfied in a subsequent quarter, the 1.25% debentures may again be reclassified as short-term.

The 1.25% debentures and 0.75% debentures are subject to accounting guidance for convertible debt instruments that may be settled in cash upon conversion since the debentures must be settled at least partly in cash upon conversion. The Company estimated that the effective interest rate for similar debt without the conversion feature was 9.25% and 8.125% on the 1.25% debentures and 0.75% debentures, respectively. The principal amount of the outstanding debentures, the unamortized discount and the net carrying value as of April 4, 2010 was $342.5 million, $30.2 million and $312.3 million, respectively, and as of January 3, 2010 was $342.5 million, $35.9 million and $306.6 million, respectively.

In fiscal 2009, the Company repurchased a portion of its 0.75% debentures with a principal amount, unamortized discount and net carrying value of $81.1 million, $6.4 million and $74.7 million, respectively, for approximately $75.6 million. The Company recognized $6.2 million and $5.0 million in non-cash interest expense during the first quarter of fiscal 2010 and 2009, respectively, related to the 1.25% debentures and 0.75% debentures. As of April 4, 2010, the remaining weighted average period over which the unamortized debt discount associated with the 1.25% debentures and 0.75% debentures will be recognized is as follows (in thousands):

Debt Discount
2010 (remaining nine months)	$13,574
2011	14,687
2012	1,898
$30,159

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

Index

While the share lending agreement does not require cash payment upon return of the shares, physical settlement is required (i.e., the loaned shares must be returned at the end of the arrangement). In view of this share return provision and other contractual undertakings of LBIE and CSI in the share lending agreement, which have the effect of substantially eliminating the economic dilution that otherwise would result from the issuance of the borrowed shares, historically the loaned shares were not considered issued and outstanding for the purpose of computing and reporting the Company’s basic and diluted weighted average shares or earnings per share. However, on September 15, 2008, Lehman filed a petition for protection under Chapter 11 of the U.S. bankruptcy code, and LBIE commenced administration proceedings (analogous to bankruptcy) in the United Kingdom. After reviewing the circumstances of the Lehman bankruptcy and LBIE administration proceedings, the Company began to reflect the 2.9 million shares lent to LBIE as issued and outstanding starting on September 15, 2008, the date on which LBIE commenced administration proceedings, for the purpose of computing and reporting the Company’s basic and diluted weighted average shares and earnings per share. The Company filed a claim in the LBIE proceeding for approximately $240.9 million and a corresponding claim in the Lehman Chapter 11 proceeding under Lehman’s guaranty of LBIE’s obligations.

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

In the first quarter of fiscal 2010, the Company adopted new accounting guidance that requires its February 2007 amended and restated share lending arrangement and July 2007 share lending arrangement to be valued and amortized as interest expense in its Condensed Consolidated Statements of Operations in the same manner as debt issuance costs. In addition, in the event that counterparty default pursuant to the share lending arrangement becomes probable, the Company is required to recognize an expense in its Condensed Consolidated Statement of Operations equal to the then fair value of the unreturned loaned shares, net of any probable recoveries. The Company estimated that the imputed share lending costs (also known as issuance costs) associated with the approximately 2.9 million shares and 1.8 million shares loaned to LBIE and CSI, respectively, totaled $1.8 million and $0.7 million, respectively. The new accounting guidance resulted in a significant non-cash loss resulting from Lehman filing a petition for protection under Chapter 11 of the U.S. bankruptcy code on September 15, 2008, and LBIE commencing administration proceedings (analogous to bankruptcy) in the United Kingdom. The then fair value of the approximately 2.9 million shares of the Company’s class A common stock loaned and unreturned by LBIE is approximately $213.4 million, which was expensed retrospectively in the third quarter of fiscal 2008 (see Note 1).

The Company recognized $0.1 million and $0.2 million in non-cash interest expense during the first quarter of fiscal 2010 and 2009, respectively, related to the share lending arrangements. As of April 4, 2010, the remaining weighted average period over which the unamortized issuance costs will be recognized is as follows (in thousands):

Issuance Costs
2010 (remaining nine months)	$323
2011	362
2012	45
$730

Debt Facility Agreement with the Malaysian Government

On December 18, 2008, the Company had entered into a facility agreement with the Malaysian Government. In connection with the facility agreement, the Company executed a debenture and deed of assignment in favor of the Malaysian Government, granting a security interest in a deposit account and all assets of SunPower Malaysia Manufacturing Sdn. Bhd., a wholly-owned subsidiary of the Company, to collateralize its obligations under the facility agreement.

Under the terms of the facility agreement, the Company may borrow up to Malaysian Ringgit 1.0 billion (approximately $306.7 million based on the exchange rate as of April 4, 2010) to finance the construction of FAB3 in Malaysia. The loans within the facility agreement are divided into two tranches that may be drawn through June 2010. Principal is to be repaid in six quarterly payments starting in July 2015, and a non-weighted average interest rate of approximately 4.4% per annum accrues and is payable starting in July 2015. The Company has the ability to prepay outstanding loans without premium or penalty and all borrowings must be repaid by October 30, 2016. The terms of the facility agreement include certain conditions to borrowings, representations and covenants, and events of default customary for financing transactions of this type, including a material adverse effect clause. As of both April 4, 2010 and January 3, 2010, the Company had outstanding Malaysian Ringgit 750.0 million (approximately $230.1 million and $219.0 million based on the exchange rate as of April 4, 2010 and January 3, 2010, respectively) under the facility agreement.

Index

Cassiopea Project Loan

On March 26, 2010, the Company closed its acquisition of SunRay and its wholly-owned subsidiaries, including Cassiopea PV S.r.l. (“Cassiopea”). On September 17, 2009, Cassiopea entered into a credit agreement with Societe General, Milan Branch, WestLB AG, Milan Branch and Banca Infrastrutture Innovazione e Sviluppo SpA (collectively “Cassiopea Lenders”). In connection with the credit agreement, Cassiopea executed various deeds of assignment in favor of the Cassiopea Lenders, granting them a security interest in substantially all assets and future cash flows of Cassiopea.

Under the terms of the credit agreement, Cassiopea may borrow up to Euro 120.0 million (approximately $162.4 million based on the exchange rate as of April 4, 2010) to finance the construction and operations of the 24 megawatt (MWdc) solar power plant in Montalto di Castro, Italy. Borrowings under the credit agreement are divided into two tranches that may be drawn through August 2010. Principal and interest are to be repaid in various installment payments starting in September 2010. The non-weighted average interest rate on borrowings is approximately EURIBOR plus 2.3% and such borrowings must be fully repaid no later than June 2028. The terms of the credit agreement include certain conditions to borrowings, representations and covenants, and events of default customary for financing transactions of this type. As of April 4, 2010, Cassiopea had outstanding Euro 105.4 million (approximately $142.7 million based on the exchange rate as of April 4, 2010) under the credit agreement of which $1.2 million and $141.5 million had been classified as “current portion of long-term debt” and “Long-term debt,” respectively, in the Company’s Condensed Consolidated Balance Sheet.

Concurrent with entering into the credit agreement, Cassiopea entered into interest rate swaps with the Cassiopea Lenders to mitigate the interest rate risk on the debt. The interest rate swaps are derivative instruments which are fair valued utilizing Level 2 inputs because valuations are based on quoted prices in markets that are not active or for which all significant inputs are observable, directly or indirectly. Valuation techniques utilize a variety of inputs, including contractual terms, market prices, yield curves, credit curves and measures of volatility. Such inputs can generally be verified and selections do not involve significant management judgment. As of April 4, 2010, the Company had not designated the interest rate swap as a hedging instrument. For derivative instruments not designated as hedging instruments, the Company recognizes changes in the fair value in earnings in the period of change. The fair value of the interest rate swaps as of April 4, 2010 was Euro 5.5 million (approximately $7.4 million based on the exchange rate as of April 4, 2010). The Company recognized a loss of $0.2 million during the first quarter of fiscal 2010 on the interest rate swaps in “Other, net” in the Condensed Consolidated Statement of Operations.

Piraeus Bank Loan

On March 26, 2010, the Company closed its acquisition of SunRay and its wholly-owned subsidiaries, including Energy Ray Anonymi Energeiaki Etaireia (“Energy Ray”). On October 22, 2008, Energy Ray entered into a current account overdraft agreement with Piraeus Bank. In connection with the agreement, Energy Ray and its subsidiaries executed various account pledge agreements in favor of Piraeus Bank, granting them a security interest in cash deposit accounts where the proceeds of the loan are on deposit.

Under the terms of the current account overdraft agreement, Energy Ray may borrow up to Euro 26.7 million (approximately $36.1 million based on the exchange rate as of April 4, 2010) to secure the capital necessary for pre-construction activities in Greece. Borrowings under the agreement mature every three months at which time it becomes automatically renewable at the combined option of both Energy Ray and Piraeus Bank. As of April 4, 2010, Energy Ray had outstanding principal of Euro 26.7 million (approximately $36.1 million based on the exchange rate as of April 4, 2010) which has been classified as “Short-term debt” in the Company’s Condensed Consolidated Balance Sheet. Borrowings under the agreement bear interest of EURIBOR plus 1.4% per annum and are collateralized with short-term restricted cash on the Condensed Consolidated Balance Sheet.

Term Loan with Union Bank, N.A. (“Union Bank”)

On April 17, 2009, the Company entered into a loan agreement with Union Bank under which the Company borrowed $30.0 million for a term of three years at an interest rate of LIBOR plus 2%, or approximately 2.3% and 2.2% as of April 4, 2010 and January 3, 2010, respectively. The loan was to be repaid in eight equal quarterly installments of principal plus interest commencing June 30, 2010. As of April 4, 2010, the outstanding loan balance was $30.0 million of which $15.0 million had been classified as both “current portion of long-term debt” and “Long-term debt” in the Company’s Condensed Consolidated Balance Sheet. As of January 3, 2010, the outstanding loan balance was $30.0 million of which $11.3 million and $18.7 million had been classified as “current portion of long-term debt” and “Long-term debt,” respectively, in the Company’s Condensed Consolidated Balance Sheet. In connection with the loan agreement, the Company entered into a security agreement with Union Bank, which granted a security interest in the deposit account in favor of Union Bank. SunPower North America, LLC and SunPower Corporation, Systems, both wholly-owned subsidiaries of the Company, had each guaranteed $30.0 million in principal plus interest of the Company’s obligations under the loan agreement. The agreements governing the term loan with Union Bank included certain representations, covenants, and events of default customary for financing transactions of this type. On April 9, 2010 the Company repaid all principal and interest outstanding under the term loan with Union Bank.

Index

Mortgage Loan Agreement with International Finance Corporation (“IFC”)

On May 6, 2010, SPML and SPML Land, Inc. (“SPML Land”), both wholly-owned subsidiaries of the Company, entered into a mortgage loan agreement with IFC. Under the loan agreement, SPML may borrow up to $75.0 million from IFC, after satisfying certain conditions to disbursement, and SPML and SPML Land pledged certain assets as collateral supporting SPML’s repayment obligations. The Company guaranteed SPML’s obligations to IFC.

Under the loan agreement, SPML may borrow up to $75.0 million during the first two years, and SPML shall repay the amount borrowed, starting 2 years after the date of borrowing, in 10 equal semiannual installments over the following 5 years. SPML shall pay interest of LIBOR plus 3% per annum on outstanding borrowings, and a front-end fee of 1% on the principal amount of borrowings at the time of borrowing, and a commitment fee of 0.5% per annum on funds available for borrowing and not borrowed. SPML may prepay all or a part of the outstanding principal, subject to a 1% prepayment premium. The loan agreement includes conditions to disbursements, representations, covenants, and events of default customary for financing transactions of this type. Covenants in the loan agreement include, but are not limited to, restrictions on SPML’s ability to issue dividends, incur indebtedness, create or incur liens on assets, and make loans to or investments in third parties.

Credit Agreement with Wells Fargo

On July 13, 2007, the Company entered into a credit agreement with Wells Fargo and has entered into amendments to the credit agreement from time to time. As of April 4, 2010, the credit agreement provides for a $50.0 million uncollateralized revolving credit line, with a $50.0 million uncollateralized letter of credit subfeature, and a separate $200.0 million collateralized letter of credit facility. The Company may borrow up to $50.0 million and request that Wells Fargo issue up to $50.0 million in letters of credit under the uncollateralized letter of credit subfeature. Letters of credit issued under the subfeature reduce the Company’s borrowing capacity under the uncollateralized revolving credit line. Additionally, the Company may request that Wells Fargo issue up to $200.0 million in letters of credit under the collateralized letter of credit facility. As detailed in the credit agreement, the Company pays interest of LIBOR plus 2% on outstanding borrowings under the uncollateralized revolving credit line, and a fee of 2% and 0.2% to 0.4% depending on maturity for outstanding letters of credit under the uncollateralized letter of credit subfeature and collateralized letter of credit facility, respectively. At any time, the Company can prepay outstanding loans without penalty.

In connection with the credit agreement, the Company entered into a security agreement with Wells Fargo, granting a security interest in a securities account and a deposit account to collateralize its obligations in connection with any letters of credit that might be issued under the collateralized letter of credit facility. SunPower North America, LLC and SunPower Corporation, Systems, both wholly-owned subsidiaries of the Company, also entered into an associated continuing guaranty with Wells Fargo. The terms of the credit agreement include certain conditions to borrowings, representations and covenants, and events of default customary for financing transactions of this type. Covenants contained in the credit agreement include, but are not limited to, restrictions on the incurrence of additional indebtedness, pledging of assets, payment of dividends or distribution on the Company’s common stock, and purchases of property, plant and equipment and financial covenants with respect to certain liquidity, net worth and profitability metrics. If the Company fails to comply with the financial and other restrictive covenants contained in the credit agreement resulting in an event of default, all debt to Wells Fargo could become immediately due and payable and the Company’s other debt may become due and payable in the event there are cross-default provisions in the agreements governing such other debt.

As of April 4, 2010 and January 3, 2010, no borrowings were outstanding on the uncollateralized revolving credit line and letters of credit totaling $49.1 million and $49.2 million, respectively, were issued by Wells Fargo under the uncollateralized letter of credit subfeature. In addition, letters of credit totaling $165.6 million and $150.7 million were issued by Wells Fargo under the collateralized letter of credit facility as of April 4, 2010 and January 3, 2010, respectively, and were collateralized by restricted cash on the Condensed Consolidated Balance Sheets.

On April 12, 2010, the Company entered into an amendment of its credit agreement with Wells Fargo which: (i) removes the Company’s ability to request additional letters of credit under the uncollateralized letter of credit subfeature and collateralized letter of credit facility; (ii) allows letters of credit outstanding under the uncollateralized letter of credit subfeature and collateralized letter of credit facility to remain outstanding through October 12, 2010; and (iii) removes certain covenants contained in the credit agreement, including but not limited to financial compliance covenants. Additional covenants, including but not limited to covenants relating to maintenance of existence and properties, repayment of obligations under the credit agreement, and notifications to Wells Fargo, remain in effect.

Letter of Credit Facility with Deutsche Bank

On April 12, 2010, the Company and certain subsidiaries of the Company entered into a letter of credit facility agreement with Deutsche Bank AG New York Branch (“Deutsche Bank”), as issuing bank and as administrative agent, and the financial institutions parties thereto from time to time. The letter of credit facility provides for the issuance, upon request by the Company, of letters of credit by the issuing bank in order to support obligations of the Company, in an aggregate amount not to exceed $350.0 million (or up to $400.0 million upon the agreement of the parties). Each letter of credit issued under the letter of credit facility must have an expiration date no later than the earlier of the second anniversary of the issuance of that letter of credit and April 12, 2013, except that: (i) a letter of credit may provide for automatic renewal in one-year periods, not to extend later than April 12, 2013; and (ii) up to $100.0 million in aggregate amount of letters of credit, if cash-collateralized, may have expiration dates no later than the fifth anniversary of the closing of the letter of credit facility. For outstanding letters of credit under the letter of credit facility the Company pays a fee of 0.50% plus any applicable issuances fees charged by its issuing and correspondent banks. The Company also pays a commitment fee of 0.20% on the unused portion of the facility.

Index

In connection with the entry into the letter of credit facility, the Company entered into a cash security agreement with Deutsche Bank, granting a security interest in a collateral account to collateralize its obligations in connection with any letters of credit that might be issued under the letter of credit facility. The Company is required to maintain in the collateral account cash and securities equal to at least 50% of the dollar-denominated obligations under the issued letters of credit, and 55% of the non-dollar-denominated obligations under the issued letters of credit. The obligations of the Company are also guaranteed by SunPower North America, LLC and SunPower Corporation, Systems, both wholly-owned subsidiaries of the Company, who have both pledged certain of their accounts receivable and inventory to Deutsche Bank to collateralize the Company’s obligations. The letter of credit facility includes representations, covenants, and events of default customary for financing transactions of this type.

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

	Three Months Ended
(In thousands)	April 4, 2010	March 29, 2009 (As Restated)
Net income (loss)	$12,573	$(9,852)
Other comprehensive income (loss):
Translation adjustment	171	(16,608)
Unrealized gain on derivatives	26,064	25,566
Unrealized gain on investments	—	8
Estimated provision for income taxes	(3,028)	(3,032)
Net change in accumulated other comprehensive income (loss)	23,207	5,934
Total comprehensive income (loss)	$35,780	$(3,918)

Note 14. FOREIGN CURRENCY DERIVATIVES

The Company has non-U.S. subsidiaries that operate and sell the Company’s products in various global markets, primarily in Europe. As a result, the Company is exposed to risks associated with changes in foreign currency exchange rates. It is the Company’s policy to use various techniques including entering into foreign currency derivative instruments to manage the exposures associated with forecasted revenues and expenses, purchases of foreign sourced equipment and non-U.S. denominated monetary assets and liabilities. The Company does not enter into foreign currency derivative financial instruments for speculative or trading purposes.

Effective January 4, 2010, the Company changed the functional currency of SunPower Systems SARL in Switzerland from the Euro to the U.S. dollar to more appropriately reflect the environment in which it operates. This change was precipitated by significant changes in the nature of cash flows, including the increasing purchase and sale of goods in U.S. dollars.

Index

The Company is required to recognize derivative instruments as either assets or liabilities at fair value in its Condensed Consolidated Balance Sheets. The Company utilizes the income approach to calculate the fair value of its option and forward contracts based on market volatilities, spot rates, interest differentials and credit default swaps rates from published sources. The following table presents information about the Company’s hedge instruments measured at fair value on a recurring basis as of April 4, 2010 and January 3, 2010, all of which utilize Level 2 inputs under the fair value hierarchy:

(In thousands)	Balance Sheet Classification	April 4, 2010	January 3, 2010
Assets	Prepaid expenses and other current assets
Derivatives designated as hedging instruments:
Foreign currency option contracts		$19,659	$—
Foreign currency forward exchange contracts		598	—
		$20,257	$—
Derivatives not designated as hedging instruments:
Foreign currency option contracts		$3,785	$4,936
Foreign currency forward exchange contracts		5,982	64
		$9,767	$5,000
Liabilities	Accrued liabilities
Derivatives designated as hedging instruments:
Foreign currency option contracts		$3,484	$—
Foreign currency forward exchange contracts		186	—
		$3,670	$—
Derivatives not designated as hedging instruments:
Foreign currency option contracts		$3,785	$—
Foreign currency forward exchange contracts		487	27,354
		$4,272	$27,354

Valuations based on quoted prices in markets that are not active or for which all significant inputs are observable, directly or indirectly. The selection of a particular technique to value an over-the-counter (“OTC”) foreign currency derivative depends upon the contractual term of, and specific risks inherent with, the instrument as well as the availability of pricing information in the market. We generally use similar techniques to value similar instruments. Valuation techniques utilize a variety of inputs, including contractual terms, market prices, yield curves, credit curves and measures of volatility. For OTC foreign currency derivatives that trade in liquid markets, such as generic forward, option and swap contracts, inputs can generally be verified and selections do not involve significant management judgment.

Index

The following tables summarize the amount of unrealized gain (loss) recognized in “Accumulated other comprehensive income (loss)” (“OCI”) in “Stockholders’ equity” in the Condensed Consolidated Balance Sheets:

	Unrealized Gain (Loss) Recognized in OCI (Effective Portion)
(In thousands)	As of April 4, 2010	As of January 3, 2010
Derivatives designated as cash flow hedges:	$17,622	$(41,902)

	Three Months Ended
	Gain (Loss) Reclassified from OCI to Revenue (Effective Portion)		Gain (Loss) Recognized in Other, Net on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)
(In thousands)	April 4, 2010	March 29, 2009	April 4, 2010	March 29, 2009
Derivatives designated as cash flow hedges:	$4,110	$—	$(2,002)	$—

	Three Months Ended
	Gain (Loss) Reclassified from OCI to Cost of Revenue (Effective Portion)		Gain (Loss) Recognized in Other, Net on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)
(In thousands)	April 4, 2010	March 29, 2009	April 4, 2010	March 29, 2009
Derivatives designated as cash flow hedges:	$(12,478)	$(125)	$—	$(1,963)

The following table summarizes the amount of gain (loss) recognized in “Other, net” in the Condensed Consolidated Statement of Operations in the three months ended April 4, 2010 and March 29, 2009:

(In thousands)	April 4, 2010	March 29, 2009
Derivatives not designated as hedging instruments:	$15,390	$(1,838)

Foreign Currency Exchange Risk

Designated Derivates Hedging Cash Flow Exposure

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

SunPower Systems SARL designated these hedges as cash flow hedges subsequent to the change in the functional currency on January 7, 2010. As of April 4, 2010, the Company had designated outstanding hedge option contracts and forward contracts with an aggregate notional value of $489.5 million and $41.1 million, respectively. The maturity dates of the outstanding contracts as of April 4, 2010 range from April 2010 to January 2011. During the first quarter of fiscal 2010 the Company entered into additional designated cash flow hedges to protect certain portions of its anticipated non-functional currency cash flows related to foreign denominated revenues. The Company designates gross revenue or intercompany revenue up to its net economic exposure. These derivatives have a maturity of one year or less and consist or foreign currency option and forward contracts. The effective portion of these cash flow hedges are reclassified into revenue when third party revenue is recognized in the Condensed Consolidated Statements of Operations.

Index

The Company expects to reclassify substantially all of its net gains related to these option and forward contracts that are included in accumulated other comprehensive income as of April 4, 2010 to revenue in fiscal 2010. Cash flow hedges are tested for effectiveness each period based on changes in the spot rate applicable to the hedge contracts against the present value period to period change in spot rates applicable to the hedged item using regression analysis. The change in the time value of the options as well as the cost of forward points (the difference between forward and spot rates at inception) on forward exchange contracts are excluded from the Company’s assessment of hedge effectiveness. The premium paid or time value of an option whose strike price is equal to or greater than the market price on the date of purchase is recorded as an asset in the Condensed Consolidated Balance Sheets. Thereafter, any change to this time value and the cost of forward points is included in “Other, net” in the Condensed Consolidated Statements of Operations.

Non-Designated Derivates Hedging Cash Flow Exposure

As of April 4, 2010, the Company had zero non-designated outstanding hedge option contracts and forward contracts that were hedging the cash flow exposure. As of January 3, 2010, the Company had non-designated outstanding cash flow hedge option contracts and forward contracts with an aggregate notional value of $228.1 million and $23.8 million, respectively. Prior to November 20, 2009, changes in fair value of the effective portion of hedge contracts were recorded in “Accumulated other comprehensive income (loss)” in “Stockholders’ equity” in the Condensed Consolidated Balance Sheets. Amounts deferred in accumulated other comprehensive (income) loss were reclassified to “Cost of revenue” in the Condensed Consolidated Statements of Operations in the periods in which the hedged exposure impacted earnings. The Company discontinued hedge accounting for its cash flow hedges as of November 20, 2009 when it had outstanding cash flow hedge option contracts and forward contracts with an aggregate notional value of $108.4 million and $23.8 million, respectively. The Company reclassified all of its net losses related to these option and forward contracts that were included in “Accumulated other comprehensive loss” as of January 3, 2010 to “Cost of revenue” in the first quarter of fiscal 2010.

Non-Designated Derivates Hedging Transaction Exposure

Other derivatives not designated as hedging instruments consist of forward contracts used to hedge remeasurement of foreign currency denominated monetary assets and liabilities primarily for intercompany transactions, receivables from customers, prepayments to suppliers and advances received from customers. Changes in exchange rates between the Company’s subsidiaries’ functional currencies and the currencies in which these assets and liabilities are denominated can create fluctuations in the Company’s reported consolidated financial position, results of operations and cash flows. The Company enters into forward contracts to hedge foreign currency denominated monetary assets and liabilities against the short-term effects of currency exchange rate fluctuations. The Company records its derivative contracts that are not designated as hedging instruments at fair value with the related gains or losses recorded in “Other, net” in the Condensed Consolidated Statements of Operations. The gains or losses on these contracts are substantially offset by transaction gains or losses on the underlying balances being hedged. As of April 4, 2010 and January 3, 2010, the Company held forward contracts with an aggregate notional value of $408.8 million and $442.6 million, respectively, to hedge balance sheet exposure. These forward contracts have maturities of one month or less.

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

Note 15. INCOME TAXES

In the three months ended April 4, 2010, the Company’s income tax benefit is $30.9 million on a loss before income taxes and equity in earnings of unconsolidated investees of $21.4 million. The income tax benefit was primarily due to domestic and foreign income losses in certain jurisdictions, nondeductible amortization of purchased intangible assets, non deductible equity compensation, amortization of debt discount from convertible debentures and discrete stock option deductions. In the three months ended March 29, 2009, the Company’s income tax benefit was $19.2 million on a loss before income taxes and equity in earnings of unconsolidated investees of $30.3 million. The income tax benefit was primarily due to domestic and foreign income losses in certain jurisdictions, nondeductible amortization of purchased intangible assets and discrete stock option deductions. The Company’s interim period tax provision or benefit is estimated based on the expected annual worldwide tax rate and takes into account the tax effect of discrete items.

Note 16. NET INCOME (LOSS) PER SHARE OF CLASS A AND CLASS B COMMON STOCK

The Company calculates net income per share under the two-class method. Under the two-class method, net income per share is computed by dividing earnings allocated to common stockholders by the weighted average number of common shares outstanding for the period. In applying the two-class method, earnings are allocated to both common stock and other participating securities based on their respective weighted average shares outstanding during the period. No allocation is generally made to other participating securities in the case of a net loss per share.

Index

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

The following is a summary of other outstanding anti-dilutive potential common stock:

	As of
(In thousands)	April 4, 2010	March 29, 2009
Stock options	394	2,089
Restricted stock units	1,061	332

The following table presents the calculation of basic and diluted net income (loss) per share:

	Three Months Ended
(In thousands, except per share amounts)	April 4, 2010	March 29, 2009
Basic net income (loss) per share:
Net income (loss)	$12,573	$(9,852)
Less: undistributed earnings allocated to unvested restricted stock awards (1)	(30)	—
Net income (loss) available to common stockholders	$12,543	$(9,852)

Basic weighted-average common shares	95,154	83,749

Basic net income (loss) per share	$0.13	$(0.12)

Diluted net income (loss) per share:
Net income (loss)	$12,573	$(9,852)
Less: undistributed earnings allocated to unvested restricted stock awards (1)	(29)	—
Net income (loss) available to common stockholders	$12,544	$(9,852)

Basic weighted-average common shares	95,154	83,749
Effect of dilutive securities:
Stock options	1,214	—
Restricted stock units	104	—
Diluted weighted-average common shares	96,472	83,749

Diluted net income (loss) per share	$0.13	$(0.12)

(1) Losses are not allocated to unvested restricted stock awards because such awards do not contain an obligation to participate in losses.

Holders of the Company’s 4.75% debentures may convert the debentures into shares of the Company’s class A common stock, at the applicable conversion rate, at any time on or prior to maturity (see Note 12). The 4.75% debentures are included in the calculation of diluted net income per share if their inclusion is dilutive under the if-converted method. There were no dilutive potential common shares under the 4.75% debentures in the first quarter of fiscal 2010 and 2009.

Holders of the Company’s 1.25% debentures and 0.75% debentures may, under certain circumstances at their option, convert the debentures into cash and, if applicable, shares of the Company’s class A common stock at the applicable conversion rate, at any time on or prior to maturity (see Note 12). The 1.25% debentures and 0.75% debentures are included in the calculation of diluted net income per share if their inclusion is dilutive under the treasury-stock-type method. The Company’s average stock price during the first quarter of fiscal 2010 and 2009 did not exceed the conversion price for the 1.25% debentures and 0.75% debentures. Under the treasury-stock-type method, the Company’s 1.25% debentures and 0.75% debentures will generally have a dilutive impact on net income per share if the Company’s average stock price for the period exceeds the conversion price for the debentures.

Index

Note 17. STOCK-BASED COMPENSATION

The following table summarizes the consolidated stock-based compensation expense by line item in the Condensed Consolidated Statements of Operations:

	Three Months Ended
(In thousands)	April 4, 2010	March 29, 2009
Cost of systems revenue	$602	$298
Cost of components revenue	2,080	598
Research and development	1,683	1,347
Sales, general and administrative	6,443	6,811
Total stock-based compensation expense	$10,808	$9,054

The following table summarizes the consolidated stock-based compensation expense, by type of awards:

	Three Months Ended
(In thousands)	April 4, 2010	March 29, 2009
Employee stock options	$877	$1,028
Restricted stock awards and units	10,815	10,084
Shares and options released from re-vesting restrictions	—	168
Change in stock-based compensation capitalized in inventory	(884)	(2,226)
Total stock-based compensation expense	$10,808	$9,054

Note 18. SEGMENT AND GEOGRAPHICAL INFORMATION

The Chief Operating Decision Maker (“CODM”) is the Company’s Chief Executive Officer. The CODM assesses the performance of the Systems Segment and Components Segment using information about its revenue and gross margin after adding back certain non-cash expenses. This presentation results in amounts of revenue, cost of revenue and gross margin that are not in accordance with U.S. GAAP (“non-GAAP”). The following tables present revenue by segment, cost of revenue by segment and gross margin by segment in accordance with U.S. GAAP or, as applicable, non-GAAP, as well as revenue by geography, depreciation by segment and revenue by significant customer all in accordance with U.S. GAAP. Revenue is based on the destination of the shipments.

	Three Months Ended
	April 4, 2010	March 29, 2009
Revenue by geography (as a percentage of total revenue):
United States	30%	61%
Europe:
Italy	18	15
Germany	18	11
France	11	—
Other	13	9
Rest of world	10	4
	100%	100%
Revenue by segment (in thousands):
Systems (on a non-GAAP and GAAP basis)	$64,581	$103,953
Components (on a non-GAAP and GAAP basis)	$282,693	$107,690

Cost of revenue by segment (in thousands):
Systems (on a non-GAAP basis)	$59,224	$92,955
Amortization of intangible assets	1,846	1,841
Stock-based compensation expense	602	298
Non-cash interest expense	69	230
Systems (on a GAAP basis)	$61,741	$95,324

Components (on a non-GAAP basis)	$209,909	$82,264
Amortization of intangible assets	967	952
Stock-based compensation expense	2,080	598
Non-cash interest expense	834	270
Components (on a GAAP basis)	$213,790	$84,084

Gross margin by segment:
Systems (on a non-GAAP basis)	8%	11%
Systems (on a GAAP basis)	4%	8%
Components (on a non-GAAP basis)	26%	24%
Components (on a GAAP basis)	24%	22%

Index

		Three Months Ended
(As a percentage of total revenue)		April 4, 2010	March 29, 2009
Significant Customers	Business Segment
Florida Power & Light Company (“FPL”)	Systems	*	26%

*	denotes less than 10% during the period

Note 19. SUBSEQUENT EVENTS

On May 4, 2010, the Company’s Board of Directors appointed Thomas H. Werner to serve as President and Chief Executive Officer of SunPower. Mr. Werner has served as SunPower’s Chief Executive Officer since 2003, and his compensation package was not revised as a result of his appointment as President. Richard Swanson, who has served as the Company’s President and Chief Technical Officer, will serve as the Company’s President Emeritus and Chief Technical Officer.

Index

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are statements that do not represent historical facts and may be based on underlying assumptions. We use words such as “may,” “will,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential” and “continue” to identify forward-looking statements in this Quarterly Report on Form 10-Q including our plans and expectations regarding future financial results, operating results, business strategies, projected costs, products, competitive positions, management’s plans and objectives for future operations, our ability to obtain financing and industry trends. Such forward-looking statements are based on information available to us as of the date of this Quarterly Report on Form 10-Q and involve a number of risks and uncertainties, some beyond our control, that could cause actual results to differ materially from those anticipated by these forward-looking statements. Please see “PART II. OTHER INFORMATION, Item 1A: Risk Factors” and our other filings with the Securities and Exchange Commission, including our Annual Report on Form 10-K for the year ended January 3, 2010, for additional information on risks and uncertainties that could cause actual results to differ. These forward-looking statements should not be relied upon as representing our views as of any subsequent date, and we are under no obligation to, and expressly disclaim any responsibility to, update or alter our forward-looking statements, whether as a result of new information, future events or otherwise.

The following information should be read in conjunction with the Condensed Consolidated Financial Statements and the accompanying Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q. The following information reflects the impact of the restatement of our previously issued condensed consolidated financial statements as of March 29, 2009 and for the three months ended March 29, 2009 and should be read in conjunction with the Condensed Consolidated Financial Statements and the accompanying Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q. Our fiscal quarters end on the Sunday closest to the end of the applicable calendar quarter. All references to fiscal periods apply to our fiscal quarters or year which ends on the Sunday closest to the calendar month end.

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

Unit of Power

When referring to our facilities’ manufacturing capacity, the unit of electricity in watts for kilowatts (“KW”), megawatts (“MW”) and gigawatts (“GW”) is direct current (“dc”). Typically, when referring to our solar power plant systems, the unit of electricity in watts for KW, MW and GW is alternating current (“ac”).

Index

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

We sell our solar components products to installers and resellers, including our third-party global dealer network of more than 1,000 partners, for use in residential and commercial applications where the high efficiency and superior aesthetics of our solar power products provide compelling customer benefits. We also sell products for use in multi-MWac solar power plant applications. In many situations, we offer a significantly lower area-related cost structure for our customers because our solar panels require a substantially smaller roof or land area than conventional solar technology and half or less of the roof or land area of commercial solar thin film technologies. We sell our products primarily in North America, Europe, the Middle East, Asia and Australia, principally in regions where government incentives have accelerated solar power adoption.

As discussed more fully below, we manufacture our solar cells at our two facilities in the Philippines, and are developing a third solar cell manufacturing facility in Malaysia. Our solar cells are then combined into solar panels at our solar panel assembly facility located in the Philippines or by third-party subcontractors in China, Mexico and Poland.

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

In fiscal 2008, we began serving the utility market in the United States, as regulated utilities began seeking cost-effective renewable energy to meet governmental renewable portfolio standard requirements. In fiscal 2009, we completed the construction of the largest photovoltaic power plant in the United States, rated at 25 MWac, for Florida Power & Light Company (“FPL”).

Future Change in Segment Reporting:  On January 25, 2010, we announced that Howard Wenger and James Pape will serve as president of our utility and power plant business group and president of our residential and commercial business group, respectively. To reflect the changes we are in the process of making decisions internally in terms of how we manage these customer-focused business groups, allocate resources and assess performance. We will change our segment reporting from our Systems Segment and Components Segment to our Utility and Power Plant Segment (“UPP”) and Residential and Commercial Segment (“R&C”) effective in the second quarter of fiscal 2010. Our UPP Segment will reflect our large-scale solar products and systems business while our R&C Segment will reflect our rooftop solar products and systems business. We intend to reflect this new segment reporting in our Quarterly Report on Form 10-Q for such quarter.

Index

Recently Adopted Accounting Guidance and Issued Accounting Guidance Not Yet Adopted

For a description of accounting changes and issued accounting guidance not yet adopted, including the expected dates of adoption and estimated effects, if any, in our Condensed Consolidated Financial Statements, see Note 1 of Notes to our Condensed Consolidated Financial Statements.

Results of Operations for the Three Months Ended April 4, 2010 and March 29, 2009 (Restated)

As a result of the findings of the Audit Committee’s independent investigation and in additional reviews performed by our Company, we have restated our interim financial data for the first quarterly period in fiscal 2009. Revised discussion and analysis regarding our results of operations and cash flows as restated is set forth below. For additional details see Note 2 of Notes to our Condensed Consolidated Financial Statements.

Revenue

	Three Months Ended
	April 4, 2010	March 29, 2009
(In thousands)		(As Restated)
Systems revenue	$64,581	$103,953
Components revenue	282,693	107,690
Total revenue	$347,274	$211,643

Total Revenue:  During the three months ended April 4, 2010 and March 29, 2009, our total revenue was $347.3 million and $211.6 million, respectively, an increase of 64%. The increase in our total revenue during the three months ended April 4, 2010 compared to the same period in fiscal 2009 is attributable to growing demand of our solar power products in the residential and components markets, particularly in the United States, France, Germany and Italy, partially offset by some delayed projects and deferred revenue recognition experienced by our Systems Segment as a result of our acquisition of SunRay Malta Holdings Limited (“SunRay”).

Sales outside the United States represented approximately 70% and 39% of our total revenue for the three months ended April 4, 2010 and March 29, 2009, respectively, representing a shift in the revenue by geography due to: (i) the then ongoing construction of a 25 MWac solar power plant in Desoto County, Florida for FPL in the first quarter of fiscal 2009 that was completed in the third quarter of fiscal 2009; and (ii) the continuous growth of our third-party global dealer network.

Concentrations: We had one customer that accounted for 10 percent or more of our total revenue in one of the three month periods ended April 4, 2010 and March 29, 2009 as follows:

		Three Months Ended
(As a percentage of total revenue)		April 4, 2010	March 29, 2009
Significant Customers:	Business Segment
FPL	Systems	*	26%

*	denotes less than 10% during the period

Systems Segment Revenue: Our systems revenue for the three months ended April 4, 2010 and March 29, 2009 was $64.6 million and $104.0 million, respectively, which accounted for 19% and 49%, respectively, of our total revenue. During the three months ended April 4, 2010, our systems revenue decreased 38% as compared to revenue earned in the three months ended March 29, 2009, due to some delayed projects as well as deferred revenue recognition on projects under construction in Italy until the projects are financed and sold to third parties. In the three months ended March 29, 2009, our Systems Segment suffered from difficult economic conditions resulting in near-term challenges in financing system projects.

FPL was a significant customer to the Systems Segment during the three months ended March 29, 2009 due to the then ongoing construction of a 25 MWac solar power plant in Desoto County, Florida.

Index

Components Segment Revenue:  Components revenue for the three months ended April 4, 2010 and March 29, 2009 was $282.7 million and $107.7 million, respectively, or 81% and 51%, respectively, of our total revenue. During the three months ended April 4, 2010, our components revenue increased 163% as compared to revenue earned in the three months ended March 29, 2009, primarily due to growing demand for our solar power products in the United States, France, Germany and Italy due to the growth of our third-party global dealer network and the decrease in systems revenue during the first quarter of fiscal 2010 as compared to the same period in 2009 which increased inventory available to be sold through our Components Segment. In the three months ended March 29, 2009, our Components Segment benefited from the growing demand for our solar power products in Italy. However, components revenue in the three months ended March 29, 2009 was lower than the internal forecast due to a long winter season in Europe, primarily in Germany, and challenging business conditions due to the uncertain economic environment and tight credit conditions which negatively influenced overall demand and timing of customers’ buying decisions.

Cost of Revenue

Details to cost of revenue by segment:

	Three Months Ended
	Systems		Components		Consolidated
	April 4, 2010	March 29, 2009	April 4, 2010	March 29, 2009	April 4, 2010	March 29, 2009
(Dollars in thousands)		(As Restated)		(As Restated)		(As Restated)
Amortization of other intangible assets	$1,846	$1,841	$967	$952	$2,813	$2,793
Stock-based compensation	602	298	2,080	598	2,682	896
Non-cash interest expense	69	230	834	270	903	500
Materials and other cost of revenue	59,224	92,955	209,909	82,264	269,133	175,219
Total cost of revenue	$61,741	$95,324	$213,790	$84,084	$275,531	$179,408
Total cost of revenue as a percentage of revenue	96%	92%	76%	78%	79%	85%
Total gross margin percentage	4%	8%	24%	22%	21%	15%

Total Cost of Revenue:  We had 16 and 12 solar cell manufacturing lines in our two facilities as of April 4, 2010 and March 29, 2009, respectively, with a total rated annual solar cell manufacturing capacity of 574 MWdc and 414 MWdc, respectively. During the three months ended April 4, 2010 and March 29, 2009, our two solar cell manufacturing facilities operated at approximately 91% and 73% capacity, respectively, producing 135.4 MWdc and 93.7 MWdc, respectively. During the three months ended April 4, 2010 and March 29, 2009, our total cost of revenue was $275.5 million and $179.4 million, respectively, which represents an increase of 54%. The increase in total cost of revenue corresponds with the increase of 64% in total revenue during the three months ended April 4, 2010 compared to the same period in fiscal 2009. As a percentage of total revenue, our total cost of revenue decreased to 79% in the three months ended April 4, 2010 compared to 85% in the three months ended March 29, 2009. This decrease in total cost of revenue as a percentage of total revenue is reflective of (i) decreased costs of polysilicon; and (ii) improved manufacturing economies of scale associated with markedly higher production volume. This decrease in total cost of revenue as a percentage of total revenue was partially offset by (i) Systems Segment unabsorbed overhead and labor costs incurred that are fixed in nature when systems revenue decreased 38% in the three months ended April 4, 2010 as compared to the same period in fiscal 2009; (ii) higher amortization of capitalized interest expense in the first quarter of fiscal 2010 compared to the same period in 2009; and (iii) higher expenses associated with stock-based compensation.

Systems Segment Gross Margin: Gross margin was $2.8 million and $8.6 million for the three months ended April 4, 2010 and March 29, 2009, respectively, or 4% and 8%, respectively, of systems revenue. Gross margin decreased due to deferred revenue recognition as a result of our acquisition of SunRay and unabsorbed overhead and labor costs incurred that are fixed in nature when systems revenue decreased 38% in the three months ended April 4, 2010 as compared to the same period in fiscal 2009. As part of management’s cost optimization strategy, we are evaluating options to reduce fixed costs within the Systems Segment.

 Components Segment Gross Margin: Gross margin was $68.9 million and $23.6 million for the three months ended April 4, 2010 and March 29, 2009, respectively, or 24% and 22%, respectively, of components revenue. Gross margin increased due to better silicon utilization, continued reduction in silicon costs and higher volume.

Index

Research and Development

	Three Months Ended
	April 4, 2010	March 29, 2009
(Dollars in thousands)		(As Restated)
Stock-based compensation	$1,682	$1,347
Other research and development	8,725	6,533
Total research and development	$10,407	$7,880
Total research and development as a percentage of revenue	3%	4%

During the three months ended April 4, 2010 and March 29, 2009, our research and development expense was $10.4 million and $7.9 million, respectively, which represents an increase of 32%. The increase in spending during the three months ended April 4, 2010 as compared to the same period in fiscal 2009 resulted primarily from: (i) increases in salaries, benefits and stock-based compensation costs as a result of increased personnel; and (ii) costs related to the improvement of our current generation solar cell manufacturing technology, development of our third generation of solar cells, development of next generation solar panels, development of next generation trackers and rooftop systems, and development of systems performance monitoring products. These increases were partially offset by grants and cost reimbursements received from various government entities in the United States of approximately $1.8 million in each of the three months ended April 4, 2010 and March 29, 2009.

Sales, General and Administrative

	Three Months Ended
	April 4, 2010	March 29, 2009
(Dollars in thousands)		(As Restated)
Amortization of other intangible assets	$1,946	$1,259
Stock-based compensation	6,443	6,811
Other sales, general and administrative	55,891	34,334
Total sales, general and administrative	$64,280	$42,404
Total sales, general and administrative as a percentage of revenue	19%	20%

During the three months ended April 4, 2010 and March 29, 2009, our sales, general and administrative (“SG&A”) expense was $64.3 million and $42.4 million, respectively, which represents an increase of 52%. The increase in our SG&A expense during the three months ended April 4, 2010 as compared to the same period in fiscal 2009 resulted primarily from: (i) sales and marketing spending to expand our third-party global dealer network and global branding initiatives; (ii) $4.4 million of expenses associated with our Audit Committee independent investigation of certain accounting entries related to cost of goods sold by our Philippines operations; and (iii) $6.4 million of SunRay acquisition-related costs such as legal, accounting, valuation and other professional services.

Other Income (Expense), Net

	Three Months Ended
	April 4, 2010	March 29, 2009
(Dollars in thousands)
Interest income	$273	$1,184
Total interest income as a percentage of revenue	—%	1%
Non-cash interest expense	$(5,487)	$(4,671)
Other interest expense	(5,453)	(1,600)
Total interest expense	$(10,940)	$(6,271)
Total interest expense as a percentage of revenue	3%	3%
Loss on mark-to-market derivatives	$(2,218)	$—
Other income (expense), net	(5,591)	(7,157)
Other, net	$(7,809)	$(7,157)
Total other, net as a percentage of revenue	2%	3%

Interest income represents interest income earned on our cash, cash equivalents, restricted cash, restricted cash equivalents and available-for-sale securities. The decrease in interest income of 77% in the three months ended April 4, 2010 as compared to the same period in fiscal 2009 resulted from lower interest rates earned on cash holdings.

Interest expense during the three months ended April 4, 2010 relates to borrowings under our senior convertible debentures, the facility agreement with the Malaysian Government, term loan with Union Bank, N.A. (“Union Bank”) and fees for our outstanding letters of credit with Wells Fargo Bank, N.A. (“Wells Fargo”). Interest expense during the three months ended March 29, 2009 relates to borrowings under our senior convertible debentures, the facility agreement with the Malaysian Government, fees for our outstanding letters of credit with Wells Fargo and customer advance payments. The increase in interest expense of 74% in the three months ended April 4, 2010 as compared to the same period in fiscal 2009 is due to additional indebtedness related to our $220.0 million in principal amount of 4.50% senior cash convertible debentures (“4.50% debentures”) issued on April 1, 2010, $230.0 million in principal amount of 4.75% senior convertible debentures (“4.75% debentures”) issued on May 4, 2009 and the drawdown under the facility agreement with the Malaysian Government of approximately $115.0 million subsequent to the first quarter of fiscal 2009.

Index

In June 2009, the Financial Accounting Standards Board (“FASB”) issued new accounting guidance that changed how companies account for share lending arrangements that were executed in connection with convertible debt offerings or other financings. The new accounting guidance requires all such share lending arrangements to be valued and amortized as interest expense in the same manner as debt issuance costs. As a result of the new accounting guidance, existing share lending arrangements relating to our class A common stock are required to be measured at fair value and amortized as interest expense in our Condensed Consolidated Financial Statements. In addition, in the event that counterparty default pursuant to the share lending arrangement becomes probable, we are required to recognize an expense in our Condensed Consolidated Statement of Operations equal to the then fair value of the unreturned loaned shares, net of any probable recoveries. We adopted the new accounting guidance effective January 4, 2010, the start of our fiscal year, and applied it retrospectively to all prior periods as required by the guidance.

We have two historical share lending arrangements subject to the new guidance. In connection with the issuance of our 1.25% senior convertible debentures (“1.25% debentures”) and 0.75% senior convertible debentures (“0.75% debentures”), we loaned approximately 2.9 million shares of our class A common stock to Lehman Brothers International (Europe) Limited (“LBIE”) and approximately 1.8 million shares of our class A common stock to Credit Suisse International (“CSI”) under share lending arrangements. Application of the new accounting guidance resulted in higher non-cash amortization of imputed share lending costs in the current and prior periods, as well as a significant non-cash loss resulting from Lehman Brothers Holding Inc. (“Lehman”) filing of a petition for protection under Chapter 11 of the U.S. bankruptcy code on September 15, 2008, and LBIE commencing administration proceedings (analogous to bankruptcy) in the United Kingdom. The then fair value of the approximately 2.9 million shares of the our class A common stock loaned and unreturned by LBIE is approximately $213.4 million, which was expensed retrospectively in the third quarter of fiscal 2008. See Notes 1 and 12 of Notes to our Condensed Consolidated Financial Statements.

The following table summarizes the components of other, net:

	Three Months Ended
(In thousands)	April 4, 2010	March 29, 2009
Gain (loss) on derivatives and foreign exchange	$(7,058)	$(5,778)
Loss on mark-to-market derivatives	(2,218)	—
Gain on sale of investments	1,572	—
Impairment of investments	—	(1,318)
Other income (expense), net	(105)	(61)
Total other, net	$(7,809)	$(7,157)

Other, net expenses during the three months ended April 4, 2010 consists primarily of: (i) losses totaling $2.9 million from expensing the time value of option contracts and forward points on forward exchange contracts; (ii) losses totaling $4.2 million on derivatives and foreign exchange largely due to the volatility in the current markets; and (iii) loss on mark-to-market derivatives associated with the embedded conversion option, over-allotment option, bond hedge and warrant transactions of the 4.50% debentures, partially offset by a gain on distributions from the Reserve Primary Fund. Other, net expenses during the three months ended March 29, 2009 consists primarily of: (i) losses totaling $2.0 million from expensing the time value of option contracts and forward points on forward exchange contracts; (ii) losses totaling $3.8 million on derivatives and foreign exchange largely due to the volatility in the current markets; and (iii) impairment charges for certain money market funds and auction rate securities.

Income Taxes

	Three Months Ended
	April 4, 2010	March 29, 2009
(Dollars in thousands)		(As Restated)
Benefit from income taxes	$(30,875)	$(19,196)
Total benefit from income taxes as a percentage of revenue	9%	9%

Index

In the three months ended April 4, 2010, our income tax benefit is $30.9 million on a loss before income taxes and equity in earnings of unconsolidated investees of $21.4 million. The income tax benefit was primarily due to domestic and foreign income losses in certain jurisdictions, nondeductible amortization of purchased intangible assets, non deductible equity compensation, amortization of debt discount from convertible debentures and discrete stock option deductions. In the three months ended March 29, 2009, our income tax benefit was $19.2 million on a loss before income taxes and equity in earnings of unconsolidated investees of $30.3 million. The income tax benefit was primarily attributable to domestic and foreign income losses in certain jurisdictions, nondeductible amortization of purchased intangible assets and discrete stock option deductions. Our interim period tax provision or benefit is estimated based on the expected annual worldwide tax rate and takes into account the tax effect of discrete items.

A significant amount of our total revenue is generated from customers located outside the United States, and a substantial portion of our assets and employees are located outside the United States. United States income taxes and foreign withholding taxes have not been provided on the undistributed earnings of our non-United States subsidiaries as such earnings are intended to be indefinitely reinvested in operations outside the United States to extent that such earnings have not been currently or previously subjected to taxation in the United States. The federal government recently announced several proposals pertaining to the taxation of non-Unites States earnings of U.S. multinationals, including proposals that may result in a reduction or elimination of the deferral of U. S. income tax on un-repatriated foreign earnings. If enacted, these proposals could potentially require those earnings to be taxed at the U. S. federal income tax rate. Our future reported financial results may be materially adversely affected if the tax or accounting rules regarding un-repatriated earnings change.

Equity in earnings of unconsolidated investees

	Three Months Ended
(Dollars in thousands)	April 4, 2010	March 29, 2009
Equity in earnings of unconsolidated investees	$3,118	$1,245
As a percentage of revenue	1%	1%

During the three months ended April 4, 2010 and March 29, 2009, our equity in earnings of unconsolidated investees were gains of $3.1 million and $1.2 million, respectively. Our share of Woongjin Energy Co., Ltd’s (“Woongjin Energy’s”) income totaled $3.1 million in the three months ended April 4, 2010, as compared to $1.3 million in the three months ended March 29, 2009, primarily due to increases in production since Woongjin Energy began manufacturing in the third quarter of fiscal 2007. Our share of First Philec Solar Corporation’s (“First Philec Solar”) income totaled approximately zero in the three months ended April 4, 2010, as compared to $0.1 million in losses incurred in the three months ended March 29, 2009, primarily due to increases in production since First Philec Solar became operational in the second quarter of fiscal 2008.

Liquidity and Capital Resources

Cash Flows

A summary of the sources and uses of cash and cash equivalents is as follows:

	Three Months Ended
	April 4, 2010	March 29, 2009
(In thousands)		(As Restated)
Net cash provided by (used in) operating activities	$18,901	$(53,125)
Net cash used in investing activities	(333,245)	(43,109)
Net cash provided by financing activities	203,180	49,269

Operating Activities

Net cash provided by operating activities of $18.9 million in the three months ended April 4, 2010 was primarily the result of net income of $12.6 million, plus non-cash charges totaling $49.6 million for depreciation, amortization, stock-based compensation, mark-to-market derivatives and non-cash interest expense, less a $1.6 million gain on distributions from the Reserve Primary Fund and non-cash income of $3.1 million related to our equity share in earnings of joint ventures, as well as a decrease in accounts receivable of $30.5 million due to some delayed projects. This increase was partially offset by increases in inventories of $51.1 million for construction of future projects in Italy, as well as other changes in operating assets and liabilities of $18.0 million.

Net cash used in operating activities of $53.1 million in the three months ended March 29, 2009 was primarily the result of an increase in inventory of $86.0 million because demand was lower than our internal forecast due to a long winter season in Europe, primarily in Germany, and challenging business conditions due to the uncertain economic environment and tight credit conditions which negatively influenced overall demand and timing of customers’ buying decisions. In addition, net cash used represents a decrease in accounts payable and other accrued liabilities of $24.8 million, other changes in operating assets and liabilities of $10.6 million and a net loss of $9.9 million, offset by non-cash charges totaling $38.5 million for depreciation, amortization, impairment of investments, stock-based compensation and non-cash interest expense, less non-cash income of $1.2 million related to our equity share in earnings of joint ventures, and a decrease in accounts receivable of $40.9 million.

Index

Investing Activities

Net cash used in investing activities in the three months ended April 4, 2010 was $333.2 million, of which: (i) $43.7 million relates to capital expenditures primarily associated with the continued construction of our third solar cell manufacturing facility (“FAB3”) in Malaysia; (ii) $272.7 million in cash was paid for the acquisition of SunRay, net of cash acquired; (iii) $19.7 million relates to increases in restricted cash and cash equivalents for advanced payments received from customers that we provided security in the form of cash collateralized bank standby letters of credit; and (iv) $1.6 million relates to cash paid for investments in a non-public company. Cash used in investing activities was partially offset by $2.9 million in proceeds received from the sale of equipment to a third-party subcontractor and $1.6 million on distributions from the Reserve Primary Fund.

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

Financing Activities

Net cash provided by financing activities in the three months ended April 4, 2010 was $203.2 million and reflects cash received of: (i) $202.8 million in net proceeds from the issuance of $220.0 million in principal amount of our 4.50% debentures, after reflecting the payment of the net cost of the bond hedge and warrant transactions; and (ii) $1.5 million in proceeds from a drawdown under the Cassiopea Project Loan described below. Cash received in the three months ended April 4, 2010 was partially offset by cash paid of $1.2 million for treasury stock purchases that were used to pay withholding taxes on vested restricted stock.

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

Debt and Credit Sources

Convertible Debentures

On April 1, 2010, we issued $220.0 million in principal amount of our 4.50% debentures and received net proceeds of $214.9 million, before payment of the cost of the bond hedge and warrant transactions. Interest on the 4.50% debentures is payable on March 15 and September 15 of each year, which will commence September 15, 2010. The 4.50% debentures mature on March 15, 2015. The 4.50% debentures are convertible only into cash, and not into shares of our class A common stock (or any other securities). Prior to December 15, 2014, the 4.50% debentures are convertible only upon specified events and, thereafter, they will be convertible at any time, based on an initial conversion price of $22.53 per share of our class A common stock. The conversion price will be subject to adjustment in certain events, such as distributions of dividends or stock splits. Upon conversion, we will deliver an amount of cash calculated by reference to the price of our class A common stock over the applicable observation period. The 4.50% debentures will not be convertible, in accordance with the provisions of the debenture agreement, until the first quarter of fiscal 2011. We may not redeem the 4.50% debentures prior to maturity. Holders may also require us to repurchase all or a portion of their 4.50% debentures upon a fundamental change, as defined in the debenture agreement, at a cash repurchase price equal to 100% of the principal amount plus accrued and unpaid interest. In the event of certain events of default, such as our failure to make certain payments or perform or observe certain obligations there under, Wells Fargo, the trustee, or holders of a specified amount of then-outstanding 4.50% debentures will have the right to declare all amounts then outstanding due and payable. On April 5, 2010, the initial purchasers of the 4.50% debentures exercised the $30.0 million over-allotment option in full and we received net proceeds of $29.4 million. For additional details see Note 12 of Notes to our Condensed Consolidated Financial Statements.

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

In July 2007, we issued $225.0 million in principal amount of our 0.75% debentures and received net proceeds of $220.1 million. In fiscal 2009, we repurchased approximately $81.1 million in principal amount of the 0.75% debentures for $75.6 million in cash. Interest on the 0.75% debentures is payable on February 1 and August 1 of each year, which commenced February 1, 2008. The 0.75% debentures mature on August 1, 2027. Holders may require us to repurchase all or a portion of their 0.75% debentures on each of August 1, 2010, August 1, 2015, August 1, 2020 and August 1, 2025, or if we experience certain types of corporate transactions constituting a fundamental change, as defined in the indenture governing the 0.75% debentures. Therefore, the 0.75% debentures were classified as short-term liabilities in our Condensed Consolidated Balance Sheets as of April 4, 2010 and January 3, 2010 due to the ability of the holders to require us to repurchase our 0.75% debentures commencing on August 1, 2010. Any repurchase of the 0.75% debentures pursuant to these provisions will be for cash at a price equal to 100% of the principal amount of the 0.75% debentures to be repurchased plus accrued and unpaid interest. In addition, we may redeem some or all of the 0.75% debentures on or after August 1, 2010 for cash at a redemption price equal to 100% of the principal amount of the 0.75% debentures to be redeemed plus accrued and unpaid interest. For additional details see Note 12 of Notes to our Condensed Consolidated Financial Statements.

Debt Facility Agreement with the Malaysian Government

As of both April 4, 2010 and January 3, 2010, the amount outstanding in Malaysian Ringgit was 750.0 million, or approximately $230.1 million and $219.0 million based on the exchange rate as of April 4, 2010 and January 3, 2010, respectively, under the facility agreement with the Malaysian Government to finance the construction of FAB3 in Malaysia. An additional Malaysian Ringgit 250.0 million, or approximately $76.6 million based on the exchange rate as of April 4, 2010, may be drawn through June 2010. Principal is to be repaid in six quarterly payments starting in July 2015, and a non-weighted average interest rate of approximately 4.4% per annum accrues and is payable starting in July 2015. We have the ability to prepay outstanding loans without premium or penalty and all borrowings must be repaid by October 30, 2016. For additional details see Note 12 of Notes to our Condensed Consolidated Financial Statements.

Cassiopea Project Loan

As of April 4, 2010, Cassiopea PV S.r.l. (“Cassiopea”), a wholly-owned subsidiary of SunRay, had outstanding Euro 105.4 million (approximately $142.7 million based on the exchange rate as of April 4, 2010) under the credit agreement with Societe General, Milan Branch, WestLB AG, Milan Branch and Banca Infrastrutture Innovazione e Sviluppo SpA (collectively “Cassiopea Lenders”). Approximately $1.2 million and $141.5 million had been classified as “current portion of long-term debt” and “Long-term debt,” respectively, in our Condensed Consolidated Balance Sheet as of April 4, 2010. Under the terms of the credit agreement, Cassiopea may borrow up to Euro 120.0 million (approximately $162.4 million based on the exchange rate as of April 4, 2010) to finance the construction and operations of the 24 MWdc solar power plant in Montalto di Castro, Italy. Borrowings under the credit agreement are divided into two tranches that may be drawn through August 2010. Principal and interest are to be repaid in various installment payments starting in September 2010. The non-weighted average interest rate on borrowings is approximately EURIBOR plus 2.3% and such borrowings must be fully repaid no later than June 2028. Concurrent with entering into the credit agreement, Cassiopea entered into interest rate swaps with the Cassiopea Lenders intended to protect Cassiopea from movements over time of interest rates. For additional details see Note 12 of Notes to our Condensed Consolidated Financial Statements.

Piraeus Bank Loan

As of April 4, 2010, Energy Ray Anonymi Energeiaki Etaireia (“Energy Ray”), a wholly-owned subsidiary of SunRay, had outstanding principal of Euro 26.7 million (approximately $36.1 based on the exchange rate as of April 4, 2010) under the current account overdraft agreement with Piraeus Bank to secure the capital necessary for pre-construction activities in Greece. The outstanding loan balance as of April 4, 2010 has been classified as “Short-term debt” in our Condensed Consolidated Balance Sheet. Borrowings under the agreement bear interest of EURIBOR plus 1.4% per annum and are collateralized with short-term restricted cash on our Condensed Consolidated Balance Sheet. For additional details see Note 12 of Notes to our Condensed Consolidated Financial Statements.

Index

Term Loan

On April 17, 2009, we entered into a loan agreement with Union Bank under which we borrowed $30.0 million for a three year term at an interest rate of LIBOR plus 2%, or approximately 2.3% and 2.2% as of April 4, 2010 and January 3, 2010, respectively. The loan was to be repaid in eight equal quarterly installments of principal plus interest commencing June 30, 2010. As of April 4, 2010, the outstanding loan balance was $30.0 million of which $15.0 million had been classified as both “current portion of long-term debt” and “Long-term debt” in our Condensed Consolidated Balance Sheet. As of January 3, 2010, the outstanding loan balance was $30.0 million of which $11.3 million and $18.7 million had been classified as “current portion of long-term debt” and “Long-term debt,” respectively, in our Condensed Consolidated Balance Sheet. On April 9, 2010 we repaid all principal and interest outstanding under the term loan with Union Bank. For additional details see Note 12 of Notes to our Condensed Consolidated Financial Statements.

Mortgage Loan Agreement with International Finance Corporation (“IFC”)

On May 6, 2010, SPML and SPML Land, Inc. (“SPML Land”), both wholly-owned subsidiaries, entered into a mortgage loan agreement with IFC. Under the loan agreement, SPML may borrow up to $75.0 million during the first two years, and SPML shall repay the amount borrowed, starting 2 years after the date of borrowing, in 10 equal semiannual installments over the following 5 years. SPML shall pay interest of LIBOR plus 3% per annum on outstanding borrowings, and a front-end fee of 1% on the principal amount of borrowings at the time of borrowing, and a commitment fee of 0.5% per annum on funds available for borrowing and not borrowed. SPML may prepay all or a part of the outstanding principal, subject to a 1% prepayment premium. For additional details see Note 12 of Notes to our Condensed Consolidated Financial Statements.

Credit Agreement with Wells Fargo

As of April 4, 2010 and January 3, 2010, no borrowings were outstanding on our uncollateralized revolving credit line and letters of credit totaling $49.1 million and $49.2 million, respectively, were issued by Wells Fargo under the uncollateralized letter of credit subfeature. In addition, letters of credit totaling $165.6 million and $150.7 million were issued by Wells Fargo under the collateralized letter of credit facility as of April 4, 2010 and January 3, 2010, respectively, and were collateralized by restricted cash on our Condensed Consolidated Balance Sheets. As detailed in the agreement, we pay fees of 2% and 0.2% to 0.4% depending on maturity for outstanding letters of credit under the uncollateralized letter of credit subfeature and collateralized letter of credit facility, respectively. On April 12, 2010, we entered into an amendment of our credit agreement with Wells Fargo which: (i) removes our ability to request additional letters of credit under the uncollateralized letter of credit subfeature and collateralized letter of credit facility; and (ii) allows letters of credit outstanding under the uncollateralized letter of credit subfeature and collateralized letter of credit facility to remain outstanding through October 12, 2010. For additional details see Note 12 of Notes to our Condensed Consolidated Financial Statements.

Letter of Credit Facility with Deutsche Bank

On April 12, 2010, we entered into a letter of credit facility agreement with Deutsche Bank AG New York Branch (“Deutsche Bank”), as issuing bank and as administrative agent, and the financial institutions parties thereto from time to time. The letter of credit facility provides for the issuance, upon our request, of letters of credit by the issuing bank in order to support our obligations, in an aggregate amount not to exceed $350.0 million (or up to $400.0 million upon the agreement of the parties). Each letter of credit issued under the letter of credit facility must have an expiration date no later than the earlier of the second anniversary of the issuance of that letter of credit and April 12, 2013, except that: (i) a letter of credit may provide for automatic renewal in one-year periods, not to extend later than April 12, 2013; and (ii) up to $100.0 million in aggregate amount of letters of credit, if cash-collateralized, may have expiration dates no later than the fifth anniversary of the closing of the letter of credit facility. For outstanding letters of credit under the letter of credit facility we pay a fee of 0.50% plus any applicable issuances fees charged by its issuing and correspondent banks. We also pay a commitment fee of 0.20% on the unused portion of the facility. For additional details see Note 12 of Notes to our Condensed Consolidated Financial Statements.

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

Index

Liquidity

As of April 4, 2010, we had cash and cash equivalents of $499.2 million as compared to $615.9 million as of January 3, 2010. The decrease in the balance of our cash and cash equivalents as of April 4, 2010 as compared to the balance as of January 3, 2010 was primarily due to net cash paid of $272.7 million for the acquisition of SunRay completed on March 26, 2010, partially offset by the receipt of aggregate net proceeds of $202.8 million from the issuance of $220.0 million in principal amount of our 4.50% debentures on April 1, 2010, after deducting the underwriters’ discounts and commissions and offering expenses payable by us (including approximately $12.1 million paid as the net cost of the bond hedge and warrant transactions entered into in connection with the 4.50% debenture offering). For additional details see Notes 3 and 12 of Notes to our Condensed Consolidated Financial Statements.

Our cash balances are held in numerous locations throughout the world, including substantial amounts held outside of the United States. The amounts held outside of the United States representing the earnings of our foreign subsidiaries, if repatriated to the United States under current law, would be subject to United States federal and state tax less applicable foreign tax credits. Repatriation of earnings that have not been subjected to U.S. tax and which have been indefinitely reinvested outside the U.S. could result in additional United States federal income tax payments in future years. The federal government recently announced several proposals pertaining to the taxation of non-United States earnings of U.S. multinationals, including proposals that may result in a limitation on U.S. tax payers’ ability to defer the U.S. taxation on un-repatriated foreign earnings. If enacted, these proposals could potentially require those earnings to be taxed at the U. S. federal income tax rate. Our future reported financial results may be materially adversely affected if the tax or accounting rules regarding un-repatriated earnings change.

As of April 4, 2010 and January 3, 2010, we had restricted cash and cash equivalents, net of current portion of $268.2 million and $248.8 million, respectively, of which $123.0 million and $117.0 million, respectively, is available to finance the construction of FAB3 in Malaysia. We expect total capital expenditures in the range of $375 million to $475 million in 2010 as we continue to increase our solar cell and solar panel manufacturing capacity in Malaysia.

Holders of our 0.75% debentures may require us to repurchase all or a portion of their 0.75% debentures on August 1, 2010. Therefore, our 0.75% debentures are classified as short-term liabilities in our Condensed Consolidated Balance Sheets as of both April 1, 2010 and January 3, 2010. Any repurchase of our 0.75% debentures pursuant to these provisions will be for cash at a price equal to 100% of the principal amount of the 0.75% debentures to be repurchased plus accrued and unpaid interest. In addition, we may redeem some or all of our 0.75% debentures on or after August 1, 2010 for cash at a redemption price equal to 100% of the principal amount of the 0.75% debentures to be redeemed plus accrued and unpaid interest. The principal amount of the outstanding 0.75% debentures, the unamortized discount and the net carrying value as of April 4, 2010 was $143.9 million, $3.4 million and $140.5 million, respectively. For additional details see Note 12 of Notes to our Condensed Consolidated Financial Statements.

If the closing price of our class A common stock equaled or exceeded 125% of the initial effective conversion price governing the 1.25% debentures and/or 0.75% debentures for 20 out of 30 consecutive trading days in the last month of the fiscal quarter, then holders of the 1.25% debentures and/or 0.75% debentures have the right to convert the debentures into cash and shares of class A common stock any day in the following fiscal quarter. Because the closing price of our class A common stock on at least 20 of the last 30 trading days during the fiscal quarter ending April 4, 2010 and January 3, 2010 did not equal or exceed $70.94, or 125% of the applicable conversion price for our 1.25% debentures, and $102.80, or 125% of the applicable conversion price for our 0.75% debentures, holders of the 1.25% debentures and 0.75% debentures are unable to exercise their right to convert the debentures, based on the market price conversion trigger, on any day in the first and second quarters of fiscal 2010. Accordingly, we classified our 1.25% debentures as long-term in our Condensed Consolidated Balance Sheets as of both April 4, 2010 and January 3, 2010. This test is repeated each fiscal quarter, therefore, if the market price conversion trigger is satisfied in a subsequent quarter, the 1.25% debentures may again be reclassified as short-term. For additional details see Note 12 of Notes to our Condensed Consolidated Financial Statements.

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

We have used, and intend to continue to use, the net proceeds from our public offering of 10.35 million shares of our class A common stock and the issuance of our 4.50% debentures and 4.75% debentures for general corporate purposes, including working capital and capital expenditures as well as for the purposes described below. From time to time, we will evaluate potential acquisitions and strategic transactions of business, technologies, or products, and may use a portion of the net proceeds for such acquisitions or transactions.

In fiscal 2009, we used $75.6 million in cash to repurchase approximately $81.1 million in principal amount of our 0.75% debentures. On April 9, 2010 we repaid all principal and interest outstanding under the $30.0 million term loan with Union Bank. We may use a portion of the net proceeds from our public offering of 10.35 million shares of our class A common stock and the issuance of our 4.50% debentures and 4.75% debentures (or cash on hand) to repurchase more of our outstanding 1.25% debentures or 0.75% debentures. We expect that holders of our outstanding 1.25% debentures or 0.75% debentures from whom we may repurchase such debentures (which holders may include one or more of the underwriters of such debentures) may have outstanding short hedge positions in our class A common stock relating to such debentures. Upon repurchase, we expect that such holders will unwind or offset those hedge positions by purchasing class A common stock in secondary market transactions, including purchases in the open market, and/or entering into various derivative transactions with respect to our class A common stock. These activities could have the effect of increasing, or preventing a decline in, the market price of our class A common stock. The effect, if any, of any of these transactions and activities on the market price of our class A common stock or the debentures will depend in part on market conditions and cannot be ascertained at this time, but may be material.

Index

We believe that our current cash and cash equivalents, cash generated from operations and funds available under our facility agreement with the Malaysian Government, mortgage loan agreement with IFC and letter of credit facility with Deutsche Bank will be sufficient to meet our working capital and fund our committed capital expenditures over the next 12 months. However, there can be no assurance that our liquidity will be adequate over time. Our capital expenditures may be greater than we expect if we decide to bring capacity on line more rapidly. If our capital resources are insufficient to satisfy our liquidity requirements, we may seek to sell additional equity securities or debt securities or obtain other debt financing. However, after the tax-free distribution of our shares by Cypress Semiconductor Corporation (“Cypress”) on September 29, 2008, our ability to sell additional equity securities to obtain additional financing is subject to Cypress’s consent in certain circumstances to ensure the tax-free nature of its distribution of our class B common stock. In addition, the sale of additional equity securities or convertible debt securities would result in additional dilution to our stockholders and may not be available on favorable terms or at all, particularly in light of the current crises in the financial and credit markets. Additional debt would result in increased expenses and would likely impose new restrictive covenants which may be similar or different than those restrictions contained in the covenants under the credit agreement with Wells Fargo, the letter of credit facility with Deutsche Bank, the facility agreement with the Malaysian Government, mortgage loan agreement with IFC, the 4.50% debentures, 4.75% debentures, 1.25% debentures and the 0.75% debentures. Financing arrangements may not be available to us, or may not be available in amounts or on terms acceptable to us.

Contractual Obligations

The following summarizes our contractual obligations as of April 4, 2010:

		Payments Due by Period
(In thousands)	Total	2010 (remaining 9 months)	2011-2012	2013-2014	Beyond 2014
Convertible debt, including interest (1)	$890,748	$161,723	$243,051	$263,911	$222,063
Loan from Malaysian Government (2)	230,054	—	—	—	230,054
Cassiopea project loan, including interest (3)	235,848	2,787	19,362	38,048	175,651
Piraeus Bank loan, including interest (4)	36,327	36,327	—	—	—
Term loan from Union Bank, including interest (5)	30,776	11,703	19,073	—	—
Customer advances (6)	90,856	15,489	19,367	16,000	40,000
Operating lease commitments (7)	49,678	7,173	12,711	9,533	20,261
Utility obligations (8)	750	—	—	—	750
Non-cancelable purchase orders (9)	251,743	251,743	—	—	—
Purchase commitments under agreements (10)	6,315,714	608,840	1,397,946	1,510,998	2,797,930
Total	$8,132,494	$1,095,785	$1,711,510	$1,838,490	$3,486,709

(1)
Convertible debt and interest on convertible debt relate to the aggregate of $792.5 million in outstanding principal amount of our senior convertible debentures. For the purpose of the table above, we assume that all holders of the 4.50% debentures and 4.75% debentures will hold the debentures through the date of maturity in fiscal 2015 and 2014, respectively, and all holders of the 1.25% debentures and 0.75% debentures will require our Company to repurchase the debentures on February 15, 2012 and August 1, 2010, respectively, and upon conversion, the values of the 1.25% debentures and 0.75% debentures are equal to the aggregate principal amount of $342.5 million with no premiums. On April 5, 2010, the initial purchasers of the 4.50% debentures exercised the $30.0 million over-allotment option in full, which is excluded from the table above (see Note 12 of Notes to our Condensed Consolidated Financial Statements).

(2)
The loan from the Malaysian Government relates to approximately $230.1 million borrowed for the financing and operation of FAB3 which is under construction in Malaysia (see Note 12 of Notes to our Condensed Consolidated Financial Statements).

(3)
The Cassiopea project loan including interest relates to approximately $142.7 million borrowed to finance the construction and operations of the 24 MWdc solar power plant in Montalto di Castro, Italy. Principal and interest of approximately EURIBOR plus 2.3% are to be repaid in various installment payments starting in September 2010 through June 2028 (see Note 12 of Notes to our Condensed Consolidated Financial Statements).

Index

(4)
The Piraeus Bank loan including interest relates to approximately $36.1 million borrowed for pre-construction costs in Greece. Principal and interest of approximately EURIBOR plus 1.4% mature every three months at which time the principal balance becomes automatically renewable at the combined option of both Energy Ray and Piraeus Bank (see Note 12 of Notes to our Condensed Consolidated Financial Statements).

(5)
The term loan from Union Bank including interest relates to borrowings totaling $30.0 million for three years at an interest rate of LIBOR plus 2%. On April 9, 2010 the Company repaid all principal and interest outstanding under the term loan with Union Bank (see Note 12 of Notes to our Condensed Consolidated Financial Statements).

(6)
Customer advances relate to advance payments received from customers for future purchases of solar power products and future polysilicon purchases by a third party that manufactures ingots which are sold back to us under an ingot supply agreement (see Note 9 of Notes to our Condensed Consolidated Financial Statements).

(7)
Operating lease commitments primarily relate to a 5-year lease agreement with Cypress for our headquarters in San Jose, California, an 11-year lease agreement with an unaffiliated third party for our administrative, research and development offices in Richmond, California and other leases for various office space (see Note 10 of Notes to our Condensed Consolidated Financial Statements).

(8)	Utility obligations relate to our 11-year lease agreement with an unaffiliated third party for our administrative, research and development offices in Richmond, California.

(9)
Non-cancelable purchase orders relate to purchases of raw materials for inventory, construction services and manufacturing equipment from a variety of vendors (see Note 10 of Notes to our Condensed Consolidated Financial Statements).

(10)
Purchase commitments under agreements relate to arrangements entered into with suppliers of polysilicon, ingots, wafers and solar panels as well as agreements to purchase solar renewable energy certificates from solar installation owners in New Jersey. These agreements specify future quantities and pricing of products to be supplied by the vendors for periods up to eleven years and there are certain consequences, such as forfeiture of advanced deposits and liquidated damages relating to previous purchases, in the event that we terminate the arrangements (see Note 10 of Notes to our Consolidated Financial Statements).

As of April 4, 2010 and January 3, 2010, total liabilities associated with uncertain tax positions were $15.0 million and $14.5 million, respectively, and are included in “Other long-term liabilities” in our Condensed Consolidated Balance Sheets as they are not expected to be paid within the next twelve months. Due to the complexity and uncertainty associated with our tax positions, we cannot make a reasonably reliable estimate of the period in which cash settlement will be made for our liabilities associated with uncertain tax positions in other long-term liabilities, therefore, they have been excluded from the table above. For additional details see Note 10 of Notes to our Consolidated Financial Statements.

Index

Item 3.	Quantitative and Qualitative Disclosure About Market Risk

Foreign Currency Exchange Risk

Our exposure to movements in foreign currency exchange rates is primarily related to sales to European customers that are denominated in Euros. Revenue generated from European customers represented 60% and 35% of our total revenue in the first quarter of fiscal 2010 and 2009, respectively. A 10% change in the Euro exchange rate would have impacted our revenue by approximately $20.8 million and $7.4 million during the first quarter of fiscal 2010 and 2009, respectively.

In the past, we have experienced an adverse impact on our revenue, gross margin and profitability as a result of foreign currency fluctuations. When foreign currencies appreciate against the U.S. dollar, inventories and expenses denominated in foreign currencies become more expensive. Strengthening of the Korean Won against the U.S. dollar could result in a foreign currency translation loss by our joint venture, Woongjin Energy, which in turn negatively impacts our equity in earnings of the unconsolidated investee. In addition, strengthening of the Malaysian Ringgit against the U.S. dollar will increase our liability under the facility agreement with the Malaysian Government. An increase in the value of the U.S. dollar relative to foreign currencies could make our solar power products more expensive for international customers, thus potentially leading to a reduction in demand, our sales and profitability. Furthermore, many of our competitors are foreign companies that could benefit from such a currency fluctuation, making it more difficult for us to compete with those companies. We currently conduct hedging activities which involve the use of option and forward contracts to address our exposure to changes in the foreign exchange rate between the U.S. dollar and other currencies. As of April 4, 2010, we had designated outstanding hedge option contracts and forward contracts with an aggregate notional value of $489.5 million and $449.9 million, respectively. As of January 3, 2010, we held option and forward contracts totaling $228.1 million and $466.3 million, respectively, in notional value.

Effective January 4, 2010, we changed the functional currency of SunPower Systems SARL in Switzerland from the Euro to the U.S. dollar to more appropriately reflect the environment in which it operates. This change was precipitated by significant changes in the nature of cash flows, including the increasing purchase and sale of goods in U.S. dollars.

We cannot predict the impact of future exchange rate fluctuations on our business and operating results. In the past, we have experienced an adverse impact on our revenue, gross margin and profitability as a result of foreign currency fluctuations. With the acquisition of SunRay, our project development business in Europe has expanded significantly, which in turn increases our risk associated with currency fluctuations in the future. For additional details see Note 14 of Notes to our Condensed Consolidated Financial Statements.

Credit Risk

We have certain financial and derivative instruments that subject us to credit risk. These consist primarily of cash and cash equivalents, restricted cash and cash equivalents, investments, accounts receivable, notes receivable, advances to suppliers, foreign currency option contracts, foreign currency forward contracts, bond hedge and warrant transactions, purchased options and share lending arrangements for our class A common stock. We are exposed to credit losses in the event of nonperformance by the counterparties to our financial and derivative instruments.

We enter into agreements with vendors that specify future quantities and pricing of polysilicon to be supplied for periods up to 11 years. Under certain agreements, we are required to make prepayments to the vendors over the terms of the arrangements. As of April 4, 2010 and January 3, 2010, advances to suppliers totaled $187.4 million and $190.6 million, respectively. Two suppliers accounted for 76% and 10% of total advances to suppliers as of April 4, 2010, and 76% and 15% of total advances to suppliers as of January 3, 2010.

We enter into foreign currency derivative contracts and convertible debenture hedge transactions with high-quality financial institutions and limit the amount of credit exposure to any one counterparty. The foreign currency derivative contracts are limited to a time period of less than one year. Our bond hedge and warrant transactions intended to reduce the potential cash payments upon conversion of the 4.50% debentures expire in 2015. Our class A common stock purchased options to purchase up to approximately 8.7 million shares of our class A common stock (convertible debenture hedge transactions intended to reduce the potential dilution upon conversion of our 4.75% debentures) expire in 2014. We regularly evaluate the credit standing of our counterparty financial institutions.

In fiscal 2007, we entered into share lending arrangements of our class A common stock with high-quality financial institutions for which we received a nominal lending fee of $0.001 per share. We loaned approximately 2.9 million shares and 1.8 million shares of our class A common stock to LBIE and CSI, respectively. Physical settlement of the shares is required when the arrangement is terminated. However, on September 15, 2008, Lehman filed a petition for protection under Chapter 11 of the U.S. bankruptcy code, and LBIE commenced administration proceedings (analogous to bankruptcy) in the United Kingdom. The Company filed a claim in the LBIE proceeding for approximately $240.9 million and a corresponding claim in the Lehman Chapter 11 proceeding under Lehman’s guaranty of LBIE’s obligations. For additional details see Notes 8, 12 and 14 of Notes to our Condensed Consolidated Financial Statements.

Index

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

In addition, our investment portfolio consists of a variety of financial instruments that exposes us to interest rate risk including, but not limited to, money market funds and bank notes. These investments are generally classified as available-for-sale and, consequently, are recorded on our balance sheet at fair market value with their related unrealized gain or loss reflected as a component of accumulated other comprehensive (income) loss in stockholders’ equity. Due to the relatively short-term nature of our investment portfolio, we do not believe that an immediate 10% increase in interest rates would have a material effect on the fair market value of our portfolio. Since we believe we have the ability to liquidate substantially all of this portfolio, we do not expect our operating results or cash flows to be materially affected to any significant degree by a sudden change in market interest rates on our investment portfolio.

Investments in Non-Public Companies

Our investments held in non-public companies expose us to equity price risk. As of April 4, 2010 and January 3, 2010, non-publicly traded investments of $42.9 million and $39.8 million, respectively, are accounted for using the equity method, and $6.2 million and $4.6 million, respectively, are accounted for using the cost method. These strategic investments in third parties are subject to risk of changes in market value, which if determined to be other-than-temporary, could result in realized impairment losses. We generally do not attempt to reduce or eliminate our market exposure in equity and cost method investments. We monitor these non-publicly traded investments for impairment and record reductions in the carrying values when necessary. Circumstances that indicate an other-than-temporary decline include valuation ascribed to the issuing company in subsequent financing rounds, decreases in quoted market price and declines in operations of the issuer. There can be no assurance that our equity and cost method investments will not face risks of loss in the future. For additional details see Notes 7 and 11 of Notes to our Condensed Consolidated Financial Statements.

Convertible Debt

The fair market value of our 0.75%, 1.25%, 4.50% and 4.75% convertible debentures is subject to interest rate risk, market price risk and other factors due to the convertible feature of the debentures. The fair market value of the debentures will generally increase as interest rates fall and decrease as interest rates rise. In addition, the fair market value of the debentures will generally increase as the market price of our class A common stock increases and decrease as the market price of our class A common stock falls. The interest and market value changes affect the fair market value of the debentures but do not impact our financial position, cash flows or results of operations due to the fixed nature of the debt obligations except to the extent increases in the value of our class A common stock may provide the holders of our 4.50% debentures, 1.25% debentures and/or 0.75% debentures the right to convert such debentures in certain instances. The aggregate estimated fair value of the 4.75% debentures, 4.50% debentures, 1.25% debentures and 0.75% debentures was approximately $771.5 million as of April 4, 2010 and the aggregate estimated fair value of the 4.75% debentures, 1.25% debentures and 0.75% debentures was approximately $582.8 million as of January 3, 2010, based on quoted market prices as reported by an independent pricing source. A 10% increase in quoted market prices would increase the estimated fair value of our then-outstanding debentures to approximately $848.6 million and $641.1 million as of April 4, 2010 and January 3, 2010, respectively, and a 10% decrease in the quoted market prices would decrease the estimated fair value of our then-outstanding debentures to approximately $694.3 million and $524.5 million as of April 4, 2010 and January 3, 2010, respectively. For additional details see Note 12 of Notes to our Condensed Consolidated Financial Statements.

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

Management of the Company, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures as of April 4, 2010.

As previously disclosed under Item 9A, “Controls and Procedures” in our Annual Report on Form 10-K for the fiscal year ended January 3, 2010, we concluded that our disclosure controls and procedures were not effective at that time based on the following material weaknesses identified in our Philippines operations:

•
There was not an effective control environment in our Philippines operations. Specifically, certain of the Company’s employees in the Philippines violated the Company’s code of business conduct and ethics. Individuals in the Company's Philippines finance organization intentionally proposed and/or approved journal entries that were not substantiated by actual transactions or costs.

•
We did not maintain in the Philippines operations, a sufficient complement of personnel with an appropriate level of accounting knowledge, experience and training to ensure that our controls, and specifically our controls over inventory variance capitalization, were effective.

These material weaknesses led to misstatements which ultimately resulted in the Company restating its financial statements as of and for the year ended December 28, 2008 and financial data for each of the quarterly periods for the year then ended and for the first three quarterly periods in the year ended January 3, 2010. As described below, management is actively engaged in efforts to remediate these material weaknesses. Several actions are complete or are in the process of being implemented. However, management concluded that our disclosure controls and procedures were not effective as of April 4, 2010. Management, the audit committee and the board of directors have made the remediation of these weaknesses a key priority for 2010.

Remedial Effects to Address the Material Weaknesses

To address the two material weaknesses described above, subsequent to January 3, 2010, the following remedial actions have been completed or are in the process of being implemented:

Reinforcement of the Company’s Code of Business Conduct and Ethics:

•	Continue to increase awareness of Company’s code of business conduct and ethics and “whistle-blower” policies
•	Re-emphasize management’s expectations to all employees regarding adherence to our policies and ethical business standards
•	Reinforce corporate policies as part of all-hands meetings and month-end close meetings

Resources, Employee Actions and Reporting Relationships

•	Addition of new vice president and controller – Asia region (completed in March 2010)
•	Terminate/suspend employees involved in unethical activities in compliance with applicable legal requirements (completed in April 2010)
•	Hiring additional qualified employees in Philippines finance organization
•	Add resources to corporate finance team to support enhancements for enterprise resource planning systems (completed)
•	Segregation of duties between the financial planning and accounting functions
•	Accounting employees in the Philippines will report directly on a centralized basis to the chief financial officer’s organization (completed)
•	Increase corporate management presence in the Philippines

Process Improvements in Philippines

•	Standardize and document process for capitalizing manufacturing variances
•	Train responsible employees on proper method to capitalize manufacturing variances (completed in April 2010)
•	Establish formal process for certifications and sub-certifications of financial reports
•	Improve monthly and quarterly closing processes by reducing unnecessary manual journal entries

Index

•	Add specific reviews for required manual journal entries
•	Standardize and document all key accounting policies

Our management is committed to maintaining a strong control environment, high ethical standards, and financial reporting integrity in our Philippines operations. We believe that the foregoing actions have improved, and will continue to improve, our disclosure controls and procedures. However, certain of the actions that we expect to complete in fiscal 2010 will require additional time to be implemented fully, or to take full effect. Accordingly, the remediation of the identified material weakness was not complete as of the date of this report. There can be no assurance that the material weaknesses described above will be remediated by January 2, 2011, the date as of which management will next report on internal control over financial reporting under Sarbanes-Oxley Section 404. Prior to the remediation of the material weaknesses, there is a risk that material misstatements in our interim or annual financial statements may occur. If the remedial measures described above are insufficient to address the material weaknesses, or any additional deficiency that may arise in the future, material misstatements in our interim or annual financial statements may occur in the future.

Further, any system of controls, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the system of controls are or will be met, and no evaluation of controls can provide absolute assurance that all control issues within a company have been detected or will be detected under all potential future conditions.

Changes in Internal Control over Financial Reporting

As described above, there have been changes in our internal control over financial reporting during the quarter ended April 4, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Audit Committee Investigation and Related Litigation

In November 2009, the Audit Committee of our Board of Directors initiated an independent investigation, which was recently completed, regarding certain unsubstantiated accounting entries. For information regarding the Audit Committee’s investigation and the restatement adjustments, see Part I — “Item 1: Notes to Condensed Consolidated Financial Statements — Note 2,” “Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations — Restatement of Previously Issued Condensed Consolidated Financial Statements” and the Company’s Annual Report on Form 10-K for the year ended January 3, 2010. For a description of the control deficiencies identified by management as a result of the investigation and our internal reviews, and management’s plan to remediate those deficiencies, see Part I — “Item 4: Controls and Procedures.”

Three securities class action lawsuits were filed against our Company and certain of our current and former officers in the United States District Court for the Northern District of California on behalf of a class consisting of those who acquired our securities from April 17, 2008, through November 16, 2009. The cases are captioned Plichta v. SunPower Corp. et al., Case No. CV-09-5473-RS (N.D. Cal.) (filed November 18, 2009); Cao v. SunPower Corp. et al., Case No. CV-09-5488-RS (N.D. Cal.) (filed November 18, 2009); and Parrish v. SunPower Corp. et al., Case No. C-09-05520-RS (N.D. Cal.) (filed November 20, 2009). The Cao lawsuit also includes our independent registered public accounting firm, PricewaterhouseCoopers LLP, as a defendant. The actions arise from the Audit Committee’s investigation announcement on November 16, 2009. The complaints allege that the defendants made material misstatements and omissions concerning our financial results for 2008 and 2009, seek an unspecified amount of damages, and allege violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. The cases were consolidated as Plichta v. SunPower Corp. et al., Case No. CV-09-5473-RS (N.D. Cal.), and lead plaintiff and lead counsel were appointed, on March 5, 2010. Lead plaintiff is scheduled to file a consolidated complaint on or before May 28, 2010. We believe we have meritorious defenses to these allegations and will vigorously defend our self in these matters. We are currently unable to determine if the resolution of these matters will have an adverse effect on our financial position, liquidity or results of operations.

Derivative actions purporting to be brought on our behalf have also been filed in state and federal courts against several of our current and former officers and directors based on the same events alleged in the securities class action lawsuits described above. The California state derivative complaints, captioned Bonna v. Werner et al., Case No. 1-09-CV-158522 (Santa Clara Sup. Ct.) (filed December 1, 2009), Sutherland v. Werner et al., Case No. 1-09-CV-159022 (Santa Clara Sup. Ct.) (filed December 9, 2009), and Barker v. Rodgers et al., Case No. 1-10-CV-161238 (Santa Clara Sup. Ct.) (filed January 11, 2010), assert state-law claims for breach of fiduciary duty, abuse of control, unjust enrichment, gross mismanagement, and waste of corporate assets. The cases were consolidated as In re SunPower Corp. S’holder Derivative Litig., Lead Case No. 1-09-CV-158522 (Santa Clara Sup. Ct.), and co-lead counsel for plaintiffs have been appointed. Plaintiffs are scheduled to file a consolidated complaint on or before June 28, 2010. The federal derivative complaints, captioned Logan v. Werner et al., Case No. C-09-05731-RS (N.D. Cal.) (filed December 4, 2009) and Clarke v. Werner et al., Case No. CV-09-5925-RS (N.D. Cal.) (filed December 17, 2009), assert state-law claims for breach of fiduciary duty, waste of corporate assets, and unjust enrichment. The complaints seek an unspecified amount of damages. The cases were consolidated as In re SunPower Corp. S’holder Derivative Litig., Master File No. CV-09-05731-RS (N.D. Cal.), and lead plaintiffs and co-lead counsel were appointed, on January 4, 2010. Lead plaintiffs are scheduled to file a consolidated complaint on or before June 28, 2010. We intend to oppose the derivative plaintiffs’ efforts to pursue this litigation on our behalf. We are currently unable to determine if the resolution of these matters will have an adverse effect on our financial position, liquidity or results of operations.

Index

We are also a party to various other litigation matters and claims that arise from time to time in the ordinary course of our business. While we believe that the ultimate outcome of such matters will not have a material adverse effect on our Company, their outcomes are not determinable and negative outcomes may adversely affect our financial position, liquidity or results of operations.

ITEM 1A: RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in “PART I. Item 1A: Risk Factors” in our Annual Report on Form 10-K for the year ended January 3, 2010, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results. There have been no material changes in the risk factors contained in our Annual Report on Form 10-K.

Item 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The following table sets forth all purchases made by or on behalf of the Company or any “affiliated purchaser,” as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, of shares of our class A common stock during each of the indicated months.

Period	Total Number of Shares Purchased (in thousands)(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Publicly Announced Plans or Programs
January 4, 2010 through January 31, 2010	11	$25.78	—	—
February 1, 2010 through February 28, 2010	39	$20.66	—	—
March 1, 2010 through April 4, 2010	5	$19.07	—	—
	55	$21.58	—	—

(1)	The total number of shares purchased includes only shares surrendered to satisfy tax withholding obligations in connection with the vesting of restricted stock issued to employees.

Index

Item 6.	Exhibits

Exhibit Number	Description

2.1
Share Purchase Agreement, dated February 11, 2010, by and among SunPower Corporation, SunRay Malta Holdings Limited and the shareholders of SunRay Malta Holdings Limited named therein (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 16, 2010).

4.1	Fourth Supplemental Indenture, dated as of April 1, 2010, by and between SunPower Corporation and Wells Fargo, N.A. as Trustee (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 6, 2010).
10.1*
Fourth Amendment to Amended and Restated Credit Agreement, dated February 10, 2010, by and among SunPower Corporation, SunPower North America, LLC, SunPower Corporation, Systems, and Wells Fargo Bank, National Association.

10.2	Purchase Agreement, dated March 25, 2010, by and between SunPower Corporation and Deutsche Bank Securities Inc., as representative of the initial purchasers listed on Schedule A thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 29, 2010).
10.3
Convertible Debenture Hedge Transaction Confirmation, dated March 25, 2010, by and between SunPower Corporation and Bank of America, N.A. (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 29, 2010).

10.4
Convertible Debenture Hedge Transaction Confirmation, dated March 25, 2010, by and between SunPower Corporation and Barclays Bank PLC (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 29, 2010).

10.5
Convertible Debenture Hedge Transaction Confirmation, dated March 25, 2010, by and between SunPower Corporation and Credit Suisse International (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 29, 2010).

10.6
Convertible Debenture Hedge Transaction Confirmation, dated March 25, 2010, by and between SunPower Corporation and Deutsche Bank AG, London Branch (incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 29, 2010).

10.7
Warrant Transaction Confirmation, dated March 25, 2010, by and between SunPower Corporation and Bank of America, N.A. (incorporated by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 29, 2010).

10.8
Warrant Transaction Confirmation, dated March 25, 2010, by and between SunPower Corporation and Barclays Bank PLC (incorporated by reference to Exhibit 10.7 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 29, 2010).

10.9
Warrant Transaction Confirmation, dated March 25, 2010, by and between SunPower Corporation and Credit Suisse International (incorporated by reference to Exhibit 10.8 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 29, 2010).

10.10
Warrant Transaction Confirmation, dated March 25, 2010, by and between SunPower Corporation and Deutsche Bank AG, London Branch (incorporated by reference to Exhibit 10.9 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 29, 2010).

10.11*^	Outside Director’s Compensation Policy.
31.1*	Certification by Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a).
31.2*	Certification by Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a).
32.1*	Certification Furnished Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibits marked with a carrot (^) are director and officer compensatory arrangements.

Exhibits marked with an asterisk (*) are filed herewith.

Index

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

SUNPOWER CORPORATION

Dated: May 13, 2009	By:	/s/ DENNIS V. ARRIOLA

Dennis V. Arriola
Executive Vice President and
Chief Financial Officer

Index

Index to Exhibits

Exhibit Number	Description
10.1*
Fourth Amendment to Amended and Restated Credit Agreement, dated February 10, 2010, by and among SunPower Corporation, SunPower North America, LLC, SunPower Corporation, Systems, and Wells Fargo Bank, National Association.

10.11*^	Outside Director’s Compensation Policy.
31.1*	Certification by Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a).
31.2*	Certification by Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a).
32.1*	Certification Furnished Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibits marked with a carrot (^) are director and officer compensatory arrangements.

Exhibits marked with an asterisk (*) are filed herewith.