Form 10-K/A
period 2010-01-03
SUNPOWER CORP
filed 2010-06-30
CIK 867773

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________

FORM 10-K/A
Amendment No. 1
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

EXPLANATORY NOTE

This Amendment No. 1 to Form 10-K (this “Amendment”) amends the Annual Report on Form 10-K for the fiscal year ended January 3, 2010, originally filed on March 19, 2010 (the “Original 10-K”), of SunPower Corporation (the “Company” or “we”). We are filing this Amendment to amend Item 15 to include the separate financial statements of Woongjin Energy Co., Ltd. (“Woongjin Energy”) for its fiscal year ended December 31, 2009 as required by Regulation S-X Rule 3-09 (the “Rule 3-09 financial statements”). The Rule 3-09 financial statements were prepared and provided to the Company by Woongjin Energy.

This Amendment is being filed solely to include the Rule 3-09 financial statements of Woongjin Energy as provided in exhibit 99.1 attached hereto. In addition, in connection with the filing of this Amendment and pursuant to Rule 12b-15 of the Securities Exchange Act of 1934, as amended, the currently dated certifications from our President and Chief Executive Officer, who is our principal executive officer, and our Executive Vice President and Chief Financial Officer, who is our principal financial and accounting officer, are attached as exhibits hereto.

Item 15 is the only portion of the Original 10-K being supplemented or amended by this Form 10-K/A. Except as described above, this Form 10-K/A does not amend, update or change the financial statements or any other items or disclosures contained in the Original 10-K and does not otherwise reflect events occurring after the original filing date. Accordingly, the Form 10-K/A should be read in connection with the Company’s filings with the Securities and Exchange Commission subsequent to the filing to the Original 10-K.

PART IV

ITEM 15: EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Item 15 of the Original 10-K is amended by the addition of the following exhibits:

EXHIBIT INDEX

Exhibit Number	Description
23.2	Consent of Samil PricewaterhouseCoopers, Independent Auditors of Woongjin Energy Co., Ltd.
31.1	Certification by Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a).
31.2	Certification by Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a).
32.1	Certification Furnished Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	Financial Statements of Woongjin Energy Co., Ltd.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment to be signed on its behalf by the undersigned, thereto duly authorized.

SUNPOWER CORPORATION

Dated: June 30, 2010	By:	/s/ DENNIS V. ARRIOLA

Dennis V. Arriola
Executive Vice President and Chief Financial Officer

 Pursuant to the requirements of the Securities Exchange Act of 1934, this Amendment has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ THOMAS H. WERNER	President and Chief Executive Officer	June 30, 2010
Thomas H. Werner	(Principal Executive Officer)

/s/ DENNIS V. ARRIOLA	Executive Vice President and Chief Financial Officer	June 30, 2010
Dennis V. Arriola	(Principal Financial and Accounting Officer)

*	Chairman of the Board of Directors	June 30, 2010
T.J. Rodgers

*	Director	June 30, 2010
W. Steve Albrecht

*	Director	June 30, 2010
Betsy S. Atkins

*	Director	June 30, 2010
Uwe-Ernst Bufe

*	Director	June 30, 2010
Thomas R. McDaniel

*	Director	June 30, 2010
Patrick Wood III

*By:  /s/ DENNIS V. ARRIOLA
Dennis V. Arriola
Power of Attorney

EXHIBITS FILED HEREWITH

Exhibit Number	Description
23.2	Consent of Samil PricewaterhouseCoopers, Independent Auditors of Woongjin Energy Co., Ltd.
31.1	Certification by Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a).
31.2	Certification by Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a).
32.1	Certification Furnished Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	Financial Statements of Woongjin Energy Co., Ltd.