Form 10-Q
period 2010-07-04
SUNPOWER CORP
filed 2010-08-13
CIK 867773

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 4, 2010

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

The total number of outstanding shares of the registrant’s class A common stock as of August 6, 2010 was 55,663,828.
The total number of outstanding shares of the registrant’s class B common stock as of August 6, 2010 was 42,033,287.

SunPower Corporation

Index

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

SunPower Corporation

Condensed Consolidated Balance Sheets
(In thousands, except share data)
(unaudited)

	July 4, 2010	January 3, 2010 (1)
Assets
Current assets:
Cash and cash equivalents	$382,968	$615,879
Restricted cash and cash equivalents, current portion	58,320	61,868
Short-term investments	172	172
Accounts receivable, net	199,603	248,833
Costs and estimated earnings in excess of billings	57,587	26,062
Inventories	266,756	202,301
Advances to suppliers, current portion	33,218	22,785
Project assets – plants and land, current portion	53,826	6,010
Prepaid expenses and other current assets	278,683	98,521
Assets of discontinued operations	204,950	—
Total current assets	1,536,083	1,282,431

Restricted cash and cash equivalents, net of current portion	295,566	248,790
Property, plant and equipment, net	815,147	682,344
Project assets – plants and land, net of current portion	30,766	9,607
Goodwill	353,895	198,163
Other intangible assets, net	88,654	24,974
Advances to suppliers, net of current portion	153,648	167,843
Other long-term assets	152,881	82,743
Total assets	$3,426,640	$2,696,895

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$329,310	$234,692
Accrued liabilities	190,209	114,008
Billings in excess of costs and estimated earnings	9,276	17,346
Short-term debt and current portion of long-term debt	33,646	11,250
Convertible debt, current portion	143,034	137,968
Customer advances, current portion	23,494	19,832
Liabilities of discontinued operations	166,432	—
Total current liabilities	895,401	535,096

Long-term debt	237,945	237,703
Convertible debt, net of current portion	578,496	398,606
Customer advances, net of current portion	68,127	72,288
Long-term deferred tax liability	23,319	6,777
Other long-term liabilities	158,398	70,045
Total liabilities	1,961,686	1,320,515
Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock, $0.001 par value, 10,042,490 shares authorized; none issued and outstanding	—	—
Common stock, $0.001 par value, 150,000,000 shares of class B common stock authorized; 42,033,287 shares of class B common stock issued and outstanding; $0.001 par value, 217,500,000 shares of class A common stock authorized; 56,109,852 and 55,394,612 shares of class A common stock issued; 55,647,803 and 55,039,193 shares of class A common stock outstanding, at July 4, 2010 and January 3, 2010, respectively	98	97
Additional paid-in capital	1,548,390	1,520,933
Accumulated deficit	(107,952)	(114,309)
Accumulated other comprehensive income (loss)	39,380	(17,357)
Treasury stock, at cost; 462,049 and 355,419 shares of class A common stock at July 4, 2010 and January 3, 2010, respectively	(14,962)	(12,984)
Total stockholders’ equity	1,464,954	1,376,380
Total liabilities and stockholders’ equity	$3,426,640	$2,696,895

(1)
As adjusted to reflect the adoption of new accounting guidance for share lending arrangements that were executed in connection with the Company’s convertible debt offerings in fiscal 2007 (see Note 1).

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

SunPower Corporation

Condensed Consolidated Statements of Operations
(In thousands, except per share data)
(unaudited)

	Three Months Ended		Six Months Ended
	July 4, 2010	June 28, 2009 (1)	July 4, 2010	June 28, 2009 (1)
Revenue:
Utility and power plants	$119,999	$124,295	$264,093	$233,551
Residential and commercial	264,239	175,046	467,419	277,433
Total revenue	384,238	299,341	731,512	510,984
Cost of revenue:
Utility and power plants	97,224	114,968	208,652	210,612
Residential and commercial	199,163	143,695	363,266	227,459
Total cost of revenue	296,387	258,663	571,918	438,071
Gross margin	87,851	40,678	159,594	72,913
Operating expenses:
Research and development	11,206	6,937	21,613	14,817
Selling, general and administrative	78,376	42,775	142,656	85,179
Total operating expenses	89,582	49,712	164,269	99,996
Operating loss	(1,731)	(9,034)	(4,675)	(27,083)
Other income (expense):
Interest income	279	765	552	1,949
Interest expense	(19,310)	(9,763)	(30,250)	(16,034)
Gain on change in equity interest in unconsolidated investee	28,348	—	28,348	—
Gain on mark-to-market derivatives	34,070	21,193	31,852	21,193
Other, net	(10,806)	2,807	(16,397)	(4,350)
Other income (expense), net	32,581	15,002	14,105	2,758
Income (loss) from continuing operations before income taxes and equity in earnings of unconsolidated investees	30,850	5,968	9,430	(24,325)
Benefit from (provision for) income taxes	(46,992)	5,223	(16,117)	24,419
Equity in earnings of unconsolidated investees	2,030	3,133	5,148	4,378
Income (loss) from continuing operations	(14,112)	14,324	(1,539)	4,472
Income from discontinued operations, net of taxes	7,896	—	7,896	—
Net income (loss)	$(6,216)	$14,324	$6,357	$4,472
Net income (loss) per share of class A and class B common stock:
Net income (loss) per share – basic:
Continuing operations	$(0.15)	$0.16	$(0.01)	$0.05
Discontinued operations	0.08	—	0.08	—
Net income (loss) per share – basic	$(0.07)	$0.16	$0.07	$0.05
Net income (loss) per share – diluted:
Continuing operations	$(0.15)	$0.15	$(0.01)	$0.05
Discontinued operations	0.08	—	0.08	—
Net income (loss) per share – diluted	$(0.07)	$0.15	$0.07	$0.05
Weighted-average shares:
Basic	95,564	90,873	95,359	87,311
Diluted	95,564	92,640	96,644	89,110

(1)
The Condensed Consolidated Statements of Operations for the three and six months ended June 28, 2009 has been adjusted to reflect the adoption of new accounting guidance for share lending arrangements that were executed in connection with the Company’s convertible debt offerings in fiscal 2007 (see Note 1).

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

SunPower Corporation

Condensed Consolidated Statements of Cash Flows
(In thousands)
(unaudited)

	Six Months Ended
	July 4, 2010	June 28, 2009 (1)
Cash flows from operating activities:
Net income	$6,357	$4,472
Less: Income from discontinued operations, net of taxes	7,896	—
Income (loss) from continuing operations	(1,539)	4,472
Adjustments to reconcile income (loss) from continuing operations to net cash used in operating activities of continuing operations:
Stock-based compensation	22,399	21,130
Depreciation	49,273	38,934
Amortization of other intangible assets	16,461	8,150
Impairment (gain on sale) of investments	(1,572)	1,807
Gain on mark-to-market derivatives	(31,852)	(21,193)
Non-cash interest expense	15,768	11,321
Amortization of debt issuance costs	1,790	1,721
Amortization of promissory notes	2,919	—
Gain on change in equity interest in unconsolidated investee	(28,348)	—
Equity in earnings of unconsolidated investees	(5,148)	(4,378)
Excess tax benefits from stock-based award activity	(3,828)	—
Deferred income taxes and other tax liabilities	12,219	(29,785)
Changes in operating assets and liabilities, net of effect of acquisition and divestiture:
Accounts receivable	41,662	(24,491)
Costs and estimated earnings in excess of billings	(32,564)	18,079
Inventories	(72,248)	6,081
Project assets	(47,906)	—
Prepaid expenses and other assets	(107,315)	(22,080)
Advances to suppliers	3,757	21,739
Accounts payable and other accrued liabilities	120,782	(105,638)
Billings in excess of costs and estimated earnings	(5,288)	34,528
Customer advances	951	(8,086)
Net cash used in operating activities of continuing operations	(49,627)	(47,689)
Net cash provided by operating activities of discontinued operations	649	—
Net cash used in operating activities	(48,978)	(47,689)
Cash flows from investing activities:
Increase in restricted cash and cash equivalents	(8,253)	(42,336)
Purchase of property, plant and equipment	(100,292)	(111,667)
Proceeds from sale of equipment to third-party	2,875	7,902
Proceeds from sales or maturities of available-for-sale securities	1,572	19,678
Cash paid for acquisition, net of cash acquired	(272,699)	—
Cash paid for investments in other non-public companies	(1,618)	—
Net cash used in investing activities of continuing operations	(378,415)	(126,423)
Net cash used in investing activities of discontinued operations	(17,708)	—
Net cash used in investing activities	(396,123)	(126,423)
Cash flows from financing activities:
Proceeds from issuance of long-term debt, net of issuance costs	5,134	82,150
Proceeds from issuance of convertible debt, net of issuance costs	244,241	225,018
Proceeds from offering of class A common stock, net of offering expenses	—	218,895
Repayment of bank loans	(30,000)	—
Cash paid for repurchased convertible debt	—	(67,949)
Cash paid for bond hedge	(75,200)	—
Cash paid for purchased options	—	(97,336)
Proceeds from warrant transactions	61,450	71,001
Excess tax benefits from stock-based award activity	3,828	—
Proceeds from exercise of stock options	346	838
Purchases of stock for tax withholding obligations on vested restricted stock	(1,977)	(3,122)
Net cash provided by financing activities from continuing operations	207,822	429,495
Net cash provided by financing activities of discontinued operations	17,059	—
Net cash provided by financing activities	224,881	429,495
Effect of exchange rate changes on cash and cash equivalents	(12,691)	(879)
Net increase (decrease) in cash and cash equivalents	(232,911)	254,504
Cash and cash equivalents at beginning of period	615,879	202,331
Cash and cash equivalents at end of period	382,968	456,835
Less: Cash and cash equivalents of discontinued operations	—	—
Cash and cash equivalents of continuing operations, end of period	$382,968	$456,835

Non-cash transactions:
Additions to property, plant and equipment included in accounts payable and other accrued liabilities	$84,094	$—
Non-cash interest expense capitalized and added to the cost of qualified assets	1,095	3,583
Issuance of common stock for purchase acquisition	—	1,471

(1)
The Condensed Consolidated Statements of Cash Flows for the three and six months ended June 28, 2009 has been adjusted to reflect the adoption of new accounting guidance for share lending arrangements that were executed in connection with the Company’s convertible debt offerings in fiscal 2007 (see Note 1).

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

SunPower Corporation

Notes to Condensed Consolidated Financial Statements
(unaudited)

Note 1. THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company

SunPower Corporation (together with its subsidiaries, the “Company” or “SunPower”) is a vertically integrated solar products and services company that designs, manufactures and delivers high-performance solar electric systems worldwide for residential, commercial and utility-scale power plant customers.

In the second quarter of fiscal 2010, the Company changed its segment reporting from its Components Segment and Systems Segment to its Utility and Power Plants (“UPP”) Segment and Residential and Commercial (“R&C”) Segment. Historically, Components Segment sales were generally solar cells and solar panels sold to a third-party dealer or original equipment manufacturer (“OEM”) who would re-sell the product to the eventual customer, while Systems Segment sales were generally complete turn-key offerings sold directly to the end customer. Under the new segmentation, the Company’s UPP Segment refers to its large-scale solar products and systems business, which includes power plant project development and project sales, turn-key engineering, procurement and construction (“EPC”) services for power plant construction, and power plant operations and maintenance (“O&M”) services. The UPP Segment also has responsibility for the Company’s components business, which includes large volume sales of solar panels to third parties, often on a multi-year, firm commitment basis, and is a reflection of the growing demand of its utilities and other large-scale industrial solar equipment customers. The Company’s R&C Segment focuses on solar equipment sales into the residential and small commercial market through its third-party global dealer network, as well as direct sales and EPC and O&M services for the commercial and public sectors installing rooftop and ground-mounted solar systems. The Company’s President and Chief Executive Officer, as the chief operating decision maker (“CODM”), has organized the Company and manages resource allocations and measures performance of the Company’s activities among these two segments.

Fiscal Years

The Company reports on a fiscal-year basis and ends its quarters on the Sunday closest to the end of the applicable calendar quarter, except in a 53-week fiscal year, in which case the additional week falls into the fourth quarter of that fiscal year. Fiscal year 2010 consists of 52 weeks while fiscal year 2009 consists of 53 weeks. The second quarter of fiscal 2010 ended on July 4, 2010 and the second quarter of fiscal 2009 ended on June 28, 2009.

Basis of Presentation

The accompanying condensed consolidated interim financial statements have been prepared under the rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting and include the accounts of the Company and all of its subsidiaries. Intercompany transactions and balances have been eliminated in consolidation. The year-end Condensed Consolidated Balance Sheet data was derived from audited financial statements as adjusted for the retrospective application of the new share lending guidance discussed below.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America ("United States" or "U.S.") requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Significant estimates in these financial statements include percentage-of-completion for construction projects, allowances for doubtful accounts receivable and sales returns, inventory write-downs, estimates for future cash flows and economic useful lives of property, plant and equipment, goodwill, other intangible assets and other long-term assets, asset impairments, investments in joint ventures, certain accrued liabilities including accrued warranty reserves, valuation of debt without the conversion feature, valuation of share lending arrangements, income taxes and tax valuation allowances. Actual results could materially differ from those estimates.

    In connection with the Company’s continued efforts to remediate internal controls in the Philippines operations, it has identified certain out-of-period and incorrectly recorded adjustments that had the net effect of increasing income from continuing operations before income taxes and equity in earnings of unconsolidated investees by $1.1 million for the three months ended July 4, 2010 and decreasing income from continuing operations before income taxes and equity in earnings of unconsolidated investees by $0.1 million for the six months ended July 4, 2010. Those adjustments are primarily related to accounts payable, accrued liabilities, inventories and prepaid expenses and related to the first quarter ended April 4, 2010, and the years ended January 3, 2010 and December 28, 2008. The effect of these items is not material to current and prior period income from continuing operations before income taxes and equity in earnings of unconsolidated investees and net income (loss).

    In the opinion of management, the accompanying condensed consolidated interim financial statements contain all adjustments, consisting only of normal recurring adjustments, which the Company believes are necessary for a fair statement of the Company’s financial position as of July 4, 2010 and its results of operations for the three and six months ended July 4, 2010 and June 28, 2009, and cash flows for the six months ended July 4, 2010 and June 28, 2009. These condensed consolidated interim financial statements are not necessarily indicative of the results to be expected for the entire year.

Certain prior period balances have been reclassified to conform to the current period presentation in the Company’s Condensed Consolidated Financial Statements and the accompanying notes. Such reclassification had no effect on previously reported results of operations or accumulated deficit.

Index

Restatement of Previously Issued Condensed Consolidated Financial Statements

On November 16, 2009, the Company announced that its Audit Committee commenced an independent investigation into certain accounting and financial reporting matters at its Philippines operations (“SPML”). The Audit Committee retained independent counsel, forensic accountants and other experts to assist it in conducting the investigation.

As a result of the investigation, the Audit Committee concluded that certain unsubstantiated accounting entries were made at the direction of the Philippines-based finance personnel in order to report results for manufacturing operations that would be consistent with internal expense projections. The entries generally resulted in an understatement of the Company’s cost of goods sold (referred to as “Cost of revenue” in its Condensed Consolidated Statements of Operations). The Audit Committee concluded that the efforts were not directed at achieving the Company’s overall financial results or financial analysts’ projections of the Company’s financial results. The Audit Committee also determined that these accounting issues were confined to the accounting function in the Philippines. Finally, the Audit Committee concluded that executive management neither directed nor encouraged, nor was aware of, these activities and was not provided with accurate information concerning the unsubstantiated entries. In addition to the unsubstantiated entries, during the Audit Committee investigation various accounting errors were discovered by the investigation and by management.

The nature and effect of the restatements resulting from the Audit Committee’s independent investigation, including the impact to the previously issued interim condensed consolidated financial statements, were provided in the Company’s Annual Report on Form 10-K for the year ended January 3, 2010. Prior year reports on Form 10-Q were restated and filed on May 3, 2010 by submission of Forms 10-Q/A. The amounts presented in this Form 10-Q reflect the restatements filed in these amendments. For additional information regarding the Company’s disclosure controls and procedures see Part I — “Item 4: Controls and Procedures” in the Company’s Quarterly Report on Form 10-Q for the quarter ended July 4, 2010.

Summary of Significant Accounting Policies

These condensed consolidated financial statements and accompanying notes should be read in conjunction with the Company’s annual consolidated financial statements and notes thereto for the year ended January 3, 2010 included in its Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”).

Revenue Recognition of Power Plants

In connection with the Company’s acquisition of SunRay Malta Holdings Limited (“SunRay”), the Company began to develop and sell power plants which generally include sale or lease of related real estate (see Note 2). Revenue recognition for these power plants require adherence to specific guidance for real estate sales, which provides that if the Company held control over land or land rights prior to the execution of an EPC contract, the Company would recognize revenue and the corresponding costs once the sale is consummated, the buyer’s initial and any continuing investments are adequate, the resulting receivables are not subject to subordination and the Company has transferred the customary risk and rewards of ownership to the buyer. In general, the sale is consummated upon the execution of an agreement documenting the terms of the sale and a minimum initial payment by the buyer to substantiate the transfer of risk to the buyer. This may result in the Company deferring revenue during construction, even if a sale was consummated, until the buyer’s initial investment payment is received by the Company, at which time revenue would be recognized on a percentage of completion basis as work is completed. Revenue recognition methods for the Company’s power plants not involving real estate remain subject to the Company’s historical practice using the percentage-of-completion method.

Recently Adopted Accounting Guidance

Share Lending Arrangements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued new accounting guidance that changed how companies account for share lending arrangements that were executed in connection with convertible debt offerings or other financings. The new accounting guidance requires all such share lending arrangements to be valued and amortized as interest expense in the same manner as debt issuance costs. As a result of the new accounting guidance, existing share lending arrangements relating to the Company’s class A common stock are required to be measured at fair value and amortized as interest expense in its Condensed Consolidated Financial Statements. In addition, in the event that counterparty default under the share lending arrangement becomes probable, the Company is required to recognize an expense in its Condensed Consolidated Statement of Operations equal to the then fair value of the unreturned loaned shares, net of any probable recoveries. The Company adopted the new accounting guidance effective January 4, 2010, the start of its fiscal year, and applied it retrospectively to all prior periods as required by the guidance.

The Company has two historical share lending arrangements subject to the new guidance. In connection with the issuance of its 1.25% senior convertible debentures (“1.25% debentures”) and 0.75% senior convertible debentures (“0.75% debentures”), the Company loaned 2.9 million shares of its class A common stock to Lehman Brothers International (Europe) Limited (“LBIE”) and 1.8 million shares of its class A common stock to Credit Suisse International (“CSI”) under share lending arrangements. Application of the new accounting guidance resulted in higher non-cash amortization of imputed share lending costs in the current and prior periods, as well as a significant non-cash loss resulting from Lehman Brothers Holding Inc. (“Lehman”) filing of a petition for protection under Chapter 11 of the U.S. bankruptcy code on September 15, 2008, and LBIE commencing administration proceedings (analogous to bankruptcy) in the United Kingdom. The then fair value of the 2.9 million shares of the Company’s class A common stock loaned and unreturned by LBIE is $213.4 million, which was expensed retrospectively in the third quarter of fiscal 2008. In addition, on a cumulative basis from the respective issuance dates of the share lending arrangements through January 3, 2010, the Company has recognized $1.6 million in additional non-cash interest expense (see Note 12).

Index

As a result of the Company’s adoption of the new accounting guidance for share lending arrangements, the Company’s Condensed Consolidated Balance Sheet as of January 3, 2010 has been adjusted as follows:

(In thousands)	As Adjusted in this Quarterly Report on Form 10-Q	As Previously Reported in the 2009 Annual Report on Form 10-K (1)
Assets
Prepaid expenses and other current assets	$104,531	$104,442
Other long-term assets	82,743	81,973
Total assets	2,696,895	2,696,036
Stockholders’ Equity
Additional paid-in capital	1,520,933	1,305,032
Retained earnings (accumulated deficit)	(114,309)	100,733
Total stockholders’ equity	1,376,380	1,375,521

(1)
The prior period balance of “Other long-term assets” has been reclassified to conform to the current period presentation in the Company’s Condensed Consolidated Balance Sheets which separately discloses “Project assets – plants and land, net of current portion.”

As a result of the Company’s adoption of the new accounting guidance for share lending arrangements, the Company’s Condensed Consolidated Statement of Operations for the three and six months ended June 28, 2009 has been adjusted as follows:

(In thousands, except per share data)	Three Months Ended June 28, 2009		Six Months Ended June 28, 2009
	As Adjusted in this Quarterly Report on Form 10-Q	As Previously Reported in Quarterly Report on Form 10-Q/A	As Adjusted in this Quarterly Report on Form 10-Q	As Previously Reported in Quarterly Report on Form 10-Q/A
Interest expense	$(9,763)	$(9,528)	$(16,034)	$(15,649)
Income (loss) before income taxes and equity in earnings of unconsolidated investees	5,968	6,203	(24,325)	(23,940)
Net income	14,324	14,559	4,472	4,857
Net income per share of class A and class B common stock:
Basic	$0.16	$0.16	$0.05	$0.06
Diluted	$0.15	$0.16	$0.05	$0.05

As a result of the Company’s adoption of the new accounting guidance for share lending arrangements, the Company’s Condensed Consolidated Statement of Cash Flows for the six months ended June 28, 2009 has been adjusted as follows:

	Six Months Ended
(In thousands)	June 28, 2009
	As Adjusted in this Quarterly Report on Form 10-Q	As Previously Reported in Quarterly Report on Form 10-Q/A
Cash flows from operating activities:
Net income	$4,472	$4,857
Non-cash interest expense	11,321	10,936
Net cash used in operating activities	(47,689)	(47,689)

Index

Variable Interest Entities (“VIEs”)

In June 2009, the FASB issued new accounting guidance regarding consolidation of VIEs to eliminate the exemption for qualifying special purpose entities, provide a new approach for determining which entity should consolidate a VIE, and require an enterprise to regularly perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a VIE. The new accounting guidance became effective for fiscal years beginning after November 15, 2009. The Company’s adoption of the new accounting guidance in the first quarter of fiscal 2010 had no impact on its Condensed Consolidated Financial Statements (see Note 11).

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

Fair Value of Assets and Liabilities

In January 2010, the FASB issued updated guidance related to fair value measurements and disclosures, which will require the Company to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and to describe the reasons for the transfers. In addition, in the reconciliation for fair value measurements using significant unobservable inputs, or Level 3, the Company will disclose separately information about purchases, sales, issuances and settlements on a gross basis rather than on a net basis. The updated guidance also requires that the Company provide fair value measurement disclosures for each class of assets and liabilities and disclosures about the valuation techniques and inputs used to measure fair value for both recurring and non-recurring fair value measurements for Level 2 and Level 3 fair value measurements. The updated guidance is effective for interim or annual financial reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances and settlements in the roll forward activity in Level 3 fair value measurements, which are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years. The Company’s adoption of the updated guidance had no impact on its financial position, results of operations, or cash flows and only required additional financial statements disclosures as set forth in Notes 7, 12 and 14.

Issued Accounting Guidance Not Yet Adopted

There has been no issued accounting guidance not yet adopted by the Company that it believes is material, or is potentially material to the Company’s Condensed Consolidated Financial Statements.

Note 2. BUSINESS COMBINATIONS

SunRay

On March 26, 2010, the Company completed its acquisition of SunRay, a European solar power plant developer company organized under the laws of Malta, under which the Company purchased all the issued share capital of SunRay for $296.1 million. As a result, SunRay became a wholly-owned subsidiary of the Company and the results of operations of SunRay have been included in the Condensed Consolidated Statement of Operations of the Company since March 26, 2010. As part of the acquisition, the Company acquired SunRay’s project pipeline of solar photovoltaic projects in Italy, France, Israel, Spain, the United Kingdom and Greece. The pipeline consists of projects in various stages of development. SunRay’s power plant development and project finance team consists of approximately 70 employees.

Index

Purchase Price Consideration

The total consideration for the acquisition was $296.1 million, including: (i) $263.4 million paid in cash to SunRay’s class A shareholders, class B shareholders and class C shareholders; (ii) $18.7 million paid in cash to repay outstanding debt of SunRay; and (iii) $14.0 million in promissory notes issued by SunPower North America, LLC, a wholly-owned subsidiary of the Company, and guaranteed by SunPower. A portion of the purchase price allocated to SunRay’s class A shareholders, class B shareholders and certain non-management class C shareholders ($244.4 million in total) was paid by the Company in cash and the remaining portion of the purchase price allocated to SunRay’s class C management shareholders was paid with a combination of $19.0 million in cash and $14.0 million in promissory notes.

The $14.0 million in promissory notes issued to SunRay’s management shareholders have been structured to provide a retention incentive. Since the vesting and payment of the promissory notes are contingent on future employment, the promissory notes are considered deferred compensation and therefore are not included in the purchase price allocated to the net assets acquired.

A total of $32.3 million of the purchase price paid and promissory notes payable to certain principal shareholders of SunRay will be held in escrow for two years following March 26, 2010, and be subject to potential indemnification claims that may be made by the Company during that period. The escrow fund consists of $28.7 million paid in cash and $3.6 million in promissory notes issued by SunPower North America, LLC. The escrow is generally tied to compliance with the representations and warranties made as part of the acquisition. Therefore, the $28.7 million in cash of the $263.4 million cash consideration is considered a part of the purchase price allocated to the net assets acquired. The funds in escrow, less any amounts relating to paid or pending claims, will be released two years following March 26, 2010.

Preliminary Purchase Price Allocation

The Company accounted for this acquisition using the acquisition method. The Company preliminarily allocated the purchase price to the acquired assets and liabilities based on their estimated fair values at the acquisition date as summarized in the following table. The allocation of the purchase price on March 26, 2010 was adjusted in this report as follows:

(In thousands)	As Adjusted	As Previously Reported
Net tangible assets acquired	$44,686	$48,999
Project assets	79,160	98,784
Purchased technology	1,120	1,120
Goodwill	157,124	133,187
Total purchase consideration	$282,090	$282,090

The fair value of net tangible assets acquired on March 26, 2010 was adjusted in this report as follows:

(In thousands)	As Adjusted	As Previously Reported
Cash and cash equivalents	$9,391	$9,391
Restricted cash and cash equivalents	36,701	46,917
Accounts receivable, net	1,958	5,891
Prepaid expenses and other assets	7,933	54,584
Project assets – plants and land	19,624	—
Property, plant and equipment, net	452	455
Assets of discontinued operations	186,674	175,439
Total assets acquired	262,733	292,677
Accounts payable	(4,324)	(16,479)
Other accrued expenses and liabilities	(11,688)	(52,984)
Debt (see Note 12)	(42,707)	(174,215)
Liabilities of discontinued operations	(159,328)	—
Total liabilities acquired	(218,047)	(243,678)
Net assets acquired	$44,686	$48,999

Since the Company’s purchase price allocation was not fully complete as of the first quarter ended April 4, 2010, the Company recorded adjustments to the fair value of certain assets and liabilities as additional information became available in the second quarter of fiscal 2010. These fair value adjustments were retrospectively applied to the acquisition date of March 26, 2010 as required by current accounting guidance. We are still in the process of reviewing the fair value of certain assets and liabilities acquired as additional information becomes available in the third quarter of fiscal 2010.

Index

In the Company’s determination of the fair value of the project assets and purchased technology acquired, it considered, among other factors, three generally accepted valuation approaches: the income approach, the market approach and the cost approach. The Company selected the approaches that it believed to be most indicative of the fair value of the assets acquired.

Project Assets

The project assets totaling $79.2 million represent intangible assets that consist of: (i) projects and EPC pipeline, which relate to the development of power plants; and (ii) O&M pipeline, which relate to maintenance contracts that are established after the developed plants are sold. The Company applied the income approach using the Multi-Period Excess Earnings Method based on estimates and assumptions of future performance of these project assets provided by SunRay’s and the Company’s management to determine the fair value of the project assets. SunRay’s and the Company’s estimates and assumptions regarding the fair value of the project assets is derived from probability adjusted cash flows of certain project assets acquired based on the varying development stages of each project asset on the acquisition date. The Company is amortizing the project assets to “Selling, general and administrative” expense based on the pattern of economic benefit provided using the same probability adjusted cash flows from the sale of solar power plants over estimated lives of 4 years from the date of acquisition.

Purchased Technology

The Company applied the cost approach to calculate the fair value of internally developed technologies related to the project development business. The Company determined the fair value of the purchased technology totaling $1.1 million based on estimates and assumptions for the cost of reproducing or replacing the asset based on third party charges, salaries of employees and other internal development costs incurred. The Company is amortizing the purchased technology to “Cost of revenue” within the UPP Segment on a straight-line basis over estimated lives of 5 years.

Goodwill

Of the total estimated purchase price paid at the time of acquisition, $133.2 million had been initially allocated to goodwill within the UPP Segment during the first quarter ended April 4, 2010. During the second quarter ended July 4, 2010, the Company recorded adjustments aggregating $23.9 million to increase goodwill related to the acquisition of SunRay on March 26, 2010 to $157.1 million. These adjustments were based upon the Company obtaining additional information on the acquired assets and liabilities as additional information became available in the second quarter of fiscal 2010. The adjustments included: (i) the elimination of a non-current tax receivable and a related non-current tax liability; (ii) changes to the value of certain assets and liabilities acquired in “Assets of discontinued operations” and “Liabilities of discontinued operations,” respectively; as well as (iii) changes to the value of certain acquired prepaid expenses, other current assets, accounts payable, other accrued liabilities and debt. These fair value adjustments were retrospectively applied to the acquisition date of March 26, 2010 as required by current accounting guidance. Goodwill represents the excess of the purchase price of an acquired business over the fair value of the underlying net tangible and other intangible assets and is not deductible for tax purposes. Among the factors that contributed to a purchase price in excess of the fair value of the net tangible and other intangible assets was the acquisition of an assembled workforce, synergies in technologies, skill sets, operations, customer base and organizational cultures.

Acquisition Related Costs

Acquisition-related costs of $0.1 million and $6.5 million recognized in the three and six months ended July 4, 2010, respectively, include transaction costs such as legal, accounting, valuation and other professional services, which the Company has classified in “Selling, general and administrative” expense in its Condensed Consolidated Statement of Operations.

Pro Forma Financial Information

Supplemental information on an unaudited pro forma basis, as if the acquisition of SunRay was completed at the beginning of the first quarter in fiscal 2010 and 2009, is as follows:

	Three Months Ended		Six Months Ended
(In thousands, except per share amounts)	July 4, 2010	June 28, 2009	July 4, 2010	June 28, 2009
Revenue	$384,238	$299,341	$731,095	$510,984
Net income (loss)	(6,216)	2,989	(14,277)	(20,683)
Basic net income (loss) per share	$(0.07)	$0.03	$(0.15)	$(0.24)
Diluted net income (loss) per share	$(0.07)	$0.03	$(0.15)	$(0.24)

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

Index

Note 3. DISCONTINUED OPERATIONS

In connection with the Company’s acquisition of SunRay on March 26, 2010, it acquired a SunRay project company, Cassiopea PV S.r.l (“Cassiopea”), operating a previously completed 20 megawatt (“MWac”) solar power plant in Montalto di Castro, Italy. In the period in which a component of the Company is classified as held-for-sale, it is required to present the related assets, liabilities and results of operations as discontinued operations. As of July 4, 2010, the Company had not sold Cassiopea and its assets and liabilities are classified as discontinued operations on the Condensed Consolidated Balance Sheet. In addition, Cassiopea’s results of operations for the three and six months ended July 4, 2010 were classified as “Income from discontinued operations, net of taxes” in the Condensed Consolidated Statements of Operations. On August 5, 2010, the Company entered into an agreement providing for the sale of Cassiopea (see Note 19).

As of July 4, 2010, the assets and liabilities of Cassiopea are as follows:

(In thousands)	July 4, 2010
Assets of discontinued operations
Restricted cash and cash equivalents	$27,697
Accounts receivable, net	5,517
Prepaid expenses and other assets	13,344
Property, plant and equipment, net	158,392
$204,950
Liabilities of discontinued operations
Accounts payable and other accrued liabilities	$19,900
Bank loans	146,532
$166,432

In both the three and six months ended July 4, 2010, condensed results of operations relating to Cassiopea are as follows:

(In thousands)	July 4, 2010
Utility and power plants revenue	$7,905
Income before income taxes	11,510
Income from discontinued operations, net of taxes	7,896

Cassiopea Project Loan

In connection with its acquisition of SunRay, the Company consolidated the project debt of Cassiopea, which was provided by a consortium of lenders (“Cassiopea Lenders”). As of July 4, 2010, Cassiopea had outstanding Euro 116.4 million ($146.5 million based on the exchange rate as of July 4, 2010) under the credit agreement. Concurrent with entering into the credit agreement, Cassiopea entered into interest rate swaps with the Cassiopea Lenders to mitigate the interest rate risk on the debt. For additional details regarding the terms of the credit agreement and valuation of the interest rate swaps see Note 12 below.

Note 4. GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

The following table presents the changes in the carrying amount of goodwill under the Company's reportable business segments:

(In thousands)	UPP	R&C	Total
As of January 3, 2010	$78,634	$119,529	$198,163
Goodwill arising from business combination	157,124	—	157,124
Translation adjustment	—	(1,392)	(1,392)
As of July 4, 2010	$235,758	$118,137	$353,895

The balance of goodwill within the UPP Segment increased $157.1 million in the first half of fiscal 2010 due to the Company’s acquisition of SunRay. This amount represents the excess of the purchase price over the fair value of the underlying net tangible and other intangible assets of SunRay (see Note 2). The translation adjustment for the revaluation of the Company’s subsidiaries’ goodwill into U.S. dollar equivalents decreased the balance of goodwill within the R&C Segment by $1.4 million during the first half of fiscal 2010.

In the second quarter of fiscal 2010, the Company changed its segment reporting structure to present the UPP Segment and R&C Segment to better align its sales, construction, engineering and customer service teams based on end-customer segments rather than by sales channel. Management evaluated all the facts and circumstances relating to the change in its segment reporting structure and concluded that no impairment indicator exists as of July 4, 2010 that would require impairment testing of its new reporting units.

Index

Intangible Assets

The following tables present details of the Company's acquired other intangible assets:

(In thousands)	Gross	Accumulated Amortization	Net
As of July 4, 2010
Project assets	$79,160	$(8,032)	$71,128
Patents and purchased technology	52,519	(47,457)	5,062
Purchased in-process research and development	1,000	-	1,000
Trade names	2,530	(2,366)	164
Customer relationships and other	28,215	(16,915)	11,300
	$163,424	$(74,770)	$88,654

As of January 3, 2010
Patents and purchased technology	$51,398	$(42,014)	$9,384
Purchased in-process research and development	1,000	—	1,000
Trade names	2,623	(2,212)	411
Customer relationships and other	28,616	(14,437)	14,179
	$83,637	$(58,663)	$24,974

In connection with the acquisition of SunRay on March 26, 2010, the Company recorded $80.2 million of other intangible assets. All of the Company’s acquired other intangible assets are subject to amortization. Aggregate amortization expense for other intangible assets totaled $11.7 million and $16.5 million in the three and six months ended July 4, 2010, respectively, and $4.1 million and $8.2 million in the three and six months ended June 28, 2009, respectively. As of July 4, 2010, the estimated future amortization expense related to other intangible assets is as follows (in thousands):

Year	Amount
2010 (remaining six months)	$22,143
2011	27,423
2012	22,830
2013	16,153
2014	86
Thereafter	19
$88,654

Index

Note 5. BALANCE SHEET COMPONENTS

	July 4, 2010	January 3, 2010
(In thousands)
Accounts receivable, net:
Accounts receivable, gross	$205,258	$253,039
Less: allowance for doubtful accounts	(3,831)	(2,298)
Less: allowance for sales returns	(1,824)	(1,908)
	$199,603	$248,833

Inventories:
Raw materials	$67,669	$76,423
Work-in-process	26,340	20,777
Finished goods	172,747	105,101
	$266,756	$202,301

Costs and estimated earnings in excess of billings as compared to billings in excess of costs and estimated earnings for all contracts in progress:
Costs and estimated earnings in excess of billings on contracts in progress	$57,587	$26,062
Billings in excess of costs and estimated earnings on contracts in progress	(9,276)	(17,346)
	$48,311	$8,716

Contracts in progress at quarter end:
Costs incurred to date	$948,664	$1,473,464
Estimated earnings to date	259,148	314,892
Contract revenue earned to date	1,207,812	1,788,356
Less: Billings to date, including earned incentive rebates	(1,159,501)	(1,779,640)
	$48,311	$8,716

Prepaid expenses and other current assets:
VAT receivables, current portion	$41,188	$27,054
Short-term deferred tax assets	4,973	5,920
Foreign currency derivatives	90,236	5,000
Income tax receivable	12,605	3,171
Note receivable (1)	10,000	—
Other receivables (2)	60,660	43,531
Other prepaid expenses	59,021	13,845
	$278,683	$98,521

Other long-term assets:
Investments in joint ventures	$73,316	$39,820
Bond hedge derivative	40,693	—
Note receivable (1)	—	10,000
Investments in non-public companies	6,178	4,560
VAT receivables, net of current portion	6,459	7,357
Long-term debt issuance costs	12,521	6,942
Other	13,714	14,064
	$152,881	$82,743

(1) In June 2008, the Company loaned $10.0 million to a third-party private company under a three-year note receivable that is convertible into equity at the Company’s option.
(2) Includes tolling agreements with suppliers in which the Company provides polysilicon required for silicon ingot manufacturing and procures the manufactured silicon ingots from the suppliers (see Notes 10 and 11).

Index

	July 4, 2010	January 3, 2010
(In thousands)
Accrued liabilities:
VAT payables	$22,236	$15,219
Foreign currency derivatives	11,125	27,354
Short-term warranty reserves	7,838	9,693
Employee compensation and employee benefits	25,285	18,161
Property, plant and equipment	84,155	2,777
Other	39,570	40,804
	$190,209	$114,008

Other long-term liabilities:
Embedded conversion option derivative	$40,693	$—
Warrants derivatives	34,477	—
Long-term warranty reserves	44,153	36,782
Uncertain tax positions	17,567	14,478
Other	21,508	18,785
	$158,398	$70,045

Accumulated other comprehensive income (loss):
Cumulative translation adjustment	$(2,130)	$(3,864)
Net unrealized income (loss) on derivatives, net of tax provision of $6.1 million and $2.3 million as of July 4, 2010 and January 3, 2010, respectively	41,510	(13,493)
	$39,380	$(17,357)

Note 6. PROPERTY, PLANT AND EQUIPMENT, NET

	July 4, 2010	January 3, 2010
(In thousands)
Land and buildings	$18,421	$17,409
Leasehold improvements	201,460	197,524
Manufacturing equipment (1)	546,494	547,968
Computer equipment	37,942	34,835
Solar power systems	9,417	8,708
Furniture and fixtures	5,019	4,540
Construction-in-process	231,776	57,305
	1,050,529	868,289
Less: accumulated depreciation (2)	(235,382)	(185,945)
	$815,147	$682,344

(1)
Certain manufacturing equipment associated with solar cell manufacturing lines located at one of the Company’s facilities in the Philippines is collateralized in favor of a third party lender. The Company provided security for advance payments received from a third party in fiscal 2008 totaling $40.0 million in the form of collateralized manufacturing equipment with a net book value of $32.1 million and $35.8 million as of July 4, 2010 and January 3, 2010, respectively (see Note 9).

(2)
Total depreciation expense was $24.6 million and $49.3 million in the three and six months ended July 4, 2010, respectively, and $20.5 million and $38.9 million in the three and six months ended June 28, 2009, respectively.

Note 7. INVESTMENTS

The Company’s investments in money market funds and bank notes are carried at fair value. Fair values are determined based on a hierarchy that prioritizes the inputs to valuation techniques by assigning the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities ("Level 1") and the lowest priority to unobservable inputs ("Level 3"). Level 2 measurements are inputs that are observable for assets or liabilities, either directly or indirectly, other than quoted prices included within Level 1.

Assets Measured at Fair Value on a Recurring Basis

The following tables present information about the Company’s investments in available-for-sale debt and equity securities that are measured at fair value on a recurring basis and indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value. Information about the Company’s interest rate swaps derivatives, bond hedge derivative, embedded conversion option derivative and over-allotment option derivative measured at fair value on a recurring basis is disclosed in Note 12. Information about the Company’s foreign currency derivatives measured at fair value on a recurring basis is disclosed in Note 14. The Company does not have any nonfinancial assets or liabilities that are recognized or disclosed at fair value on a recurring basis in its condensed consolidated financial statements.

Index

	July 4, 2010
(In thousands)	Level 1	Level 2	Level 3	Total
Assets
Money market funds	$414,796	$—	$172	$414,968
Bank notes	—	143	—	143
	$414,796	$143	$172	$415,111

	January 3, 2010
(In thousands)	Level 1	Level 2	Level 3	Total
Assets
Money market funds	$418,372	$—	$172	$418,544
Bank notes	—	101,085	—	101,085
	$418,372	$101,085	$172	$519,629

There have been no transfers between Level 1, Level 2 and Level 3 measurements during the first half of fiscal 2010. Available-for-sale securities utilizing Level 2 inputs to determine fair value are comprised of investments in bank notes totaling $0.1 million and $101.1 million as of July 4, 2010 and January 3, 2010, respectively. Available-for-sale securities utilizing Level 3 inputs to determine fair value are comprised of investments in money market funds totaling $0.2 million as of both July 4, 2010 and January 3, 2010.

Money Market Funds

The Company’s money market fund instruments are classified within Level 1 of the fair value hierarchy because they are valued using quoted prices for identical instruments in active markets. Investments in money market funds utilizing Level 3 inputs consist of the Company’s investment in the Reserve International Liquidity Fund which amounted to $0.2 million as of both July 4, 2010 and January 3, 2010. The Company has estimated the value of its investment in the Reserve International Liquidity Fund to be $0.2 million based on information publicly disclosed by the Reserve International Liquidity Fund relative to its holdings and remaining obligations.

Bank Notes

Investments in bank notes utilizing Level 2 inputs consist of short-term certificates of deposit and select interest bearing bank accounts. Such investments are not traded on an open market and reside with the bank. Bank notes are highly liquid with maturities of zero to ninety days. Due to the short-term maturities, the Company has determined that the fair value of these investments should be at face value. Bank notes totaled $0.1 million and $101.1 million as of July 4, 2010 and January 3, 2010, respectively.

The following table summarizes unrealized gains and losses by major security type designated as available-for-sale:

	July 4, 2010				January 3, 2010
		Unrealized				Unrealized
(In thousands)	Cost	Gross Gains	Gross Losses	Fair Value	Cost	Gross Gains	Gross Losses	Fair Value
Money market funds	$414,968	$—	$—	$414,968	$418,544	$—	$—	$418,544
Bank notes	143	—	—	143	101,085	—	—	101,085
	$415,111	$—	$—	$415,111	$519,629	$—	$—	$519,629

The classification of available-for-sale securities and cash deposits is as follows:

	July 4, 2010			January 3, 2010
(In thousands)	Available-For- Sale	Cash Deposits	Total	Available-For- Sale	Cash Deposits	Total
Cash and cash equivalents	$220,649	$162,319	$382,968	$325,906	$289,973	$615,879
Short-term restricted cash and cash equivalents (1)	23,306	35,014	58,320	61,868	—	61,868
Short-term investments	172	—	172	172	—	172
Long-term restricted cash and cash equivalents (1, 2)	170,984	124,582	295,566	131,683	117,107	248,790
	$415,111	$321,915	$737,026	$519,629	$407,080	$926,709

(1)
Includes cash collateralized bank standby letters of credit the Company provided to support advance payments received from customers, cash held in an escrow account for future advance payments by the Company, as well as cash obtained under loans acquired between SunRay and multiple banks required for pre-construction costs in Greece and Italy.

(2)	Includes cash obtained under the Company’s facility agreement with the Malaysian Government to finance the construction of its third solar cell manufacturing facility (“FAB3”) in Malaysia.

Index

The contractual maturities of available-for-sale securities, including money market funds, are as follows:

(In thousands)	July 4, 2010	January 3, 2010
Due in less than one year	$415,111	$519,629

Assets Measured at Fair Value on a Non-Recurring Basis

The Company holds minority investments comprised of common and preferred stock in joint ventures and other non-public companies. The Company monitors these minority investments for impairment, which are included in “Other long-term assets” in its Condensed Consolidated Balance Sheets and records reductions in the carrying values when necessary. Circumstances that indicate an other-than-temporary decline include valuation ascribed to the issuing company in subsequent financing rounds, decreases in quoted market price and declines in operations of the issuer. As of July 4, 2010 and January 3, 2010, the Company had $73.3 million and $39.8 million, respectively, in investments in joint ventures accounted for under the equity method and $6.2 million and $4.6 million, respectively, in investments accounted for under the cost method (see Note 11).

On June 30, 2010, Woongjin Energy Co., Ltd (“Woongjin Energy”), a joint venture in which the Company has a direct equity investment, completed its initial public offering (“IPO”). In connection with the IPO, the Company recognized a gain of $28.3 million as a result of its equity interest in Woongjin Energy being diluted because Woongjin Energy issued additional equity in its IPO (see Note 11).

The following table provides a summary of changes in fair value of the Company’s investments in joint ventures and other non-public companies during the first half of fiscal 2010 and 2009, all of which utilize Level 3 inputs under the fair value hierarchy:

	Common and Preferred Stock
(In thousands)	July 4, 2010	June 28, 2009
Balance at the beginning of the period	$44,380	$32,066
Gain on change in equity interest in unconsolidated investee	28,348	—
Additional investments	1,618	—
Payments	—	(19)
Equity in earnings of unconsolidated investees	5,148	4,378
Balance at the end of the period	$79,494	$36,425

Note 8. ADVANCES TO SUPPLIERS

The Company has entered into agreements with various polysilicon, ingot, wafer and solar panel vendors that specify future quantities and pricing of products to be supplied by the vendors for periods up to 11 years. Certain agreements also provide for penalties or forfeiture of advanced deposits in the event the Company terminates the arrangements (see Note 10). Under certain agreements, the Company is required to make prepayments to the vendors over the terms of the arrangements. In each of the first half of fiscal 2010 and 2009, the Company paid advances totaling $5.6 million in accordance with the terms of existing supply agreements. As of July 4, 2010 and January 3, 2010, advances to suppliers totaled $186.9 million and $190.6 million, respectively, the current portion of which is $33.2 million and $22.8 million, respectively. Two suppliers accounted for 75% and 12% of total advances to suppliers as of July 4, 2010, and 76% and 15% as of January 3, 2010.

The Company’s future prepayment obligations related to these agreements as of July 4, 2010 are as follows (in thousands):

Year	Amount
2010 (remaining six months)	$115,322
2011	109,772
2012	72,695
$297,789

Index

Note 9. CUSTOMER ADVANCES

In August 2007, the Company entered into an agreement with a third party to supply polysilicon. Under the polysilicon agreement, the Company received advances of $40.0 million in each of fiscal 2008 and 2007 from this third party. Beginning in the first quarter of fiscal 2010 and continuing through 2019, these advance payments are applied as a credit against the third party’s polysilicon purchases from the Company. Such polysilicon is used by the third party to manufacture ingots, and potentially wafers, which are sold to the Company under an ingot supply agreement. As of July 4, 2010, the outstanding advance was $76.4 million of which $8.4 million had been classified in short-term customer advances and $68.0 million in long-term customer advances in the accompanying Condensed Consolidated Balance Sheet, based on projected product shipment dates. As of January 3, 2010, the outstanding advance was $80.0 million of which $8.0 million and $72.0 million had been classified in short-term customer advances and long-term customer advances, respectively. The Company provided security for the advances in the form of collateralized manufacturing equipment with a net book value of $32.1 million and $35.8 million as of July 4, 2010 and January 3, 2010, respectively. The Company also had $40.0 million of letters of credit issued by Deutsche Bank AG New York Branch (“Deutsche Bank”) as of July 4, 2010 and by Wells Fargo Bank, N.A. (“Wells Fargo”) as of January 3, 2010, and $4.3 million and $4.2 million held in an escrow account as of July 4, 2010 and January 3, 2010, respectively (see Notes 6 and 12).

The Company has also entered into other agreements with customers who have made advance payments for solar power products. These advances will be applied as shipments of product occur. As of July 4, 2010 and January 3, 2010, such customers had made advances of $15.2 million and $12.1 million, respectively, in the aggregate.

The estimated utilization of advances from customers as of July 4, 2010 is as follows (in thousands):

Year	Amount
2010 (remaining six months)	$11,747
2011	15,874
2012	8,000
2013	8,000
2014	8,000
Thereafter	40,000
$91,621

Note 10. COMMITMENTS AND CONTINGENCIES

Operating Lease Commitments

On June 29, 2009, the Company signed a commercial project financing agreement with Wells Fargo to fund up to $100 million of commercial-scale solar system projects through May 31, 2010. Under the financing agreement, the Company designed and built the systems, and upon completion of each system, sold the systems to Wells Fargo, who in turn, leased back the systems to the Company. Separately, the Company entered into power purchase agreements with end customers, who host the systems and buy the electricity directly from the Company.

In December 2009, the Company sold two solar system projects to Wells Fargo. Concurrent with the sale, the Company entered into agreements to lease the systems back from Wells Fargo over minimum lease terms of up to 20 years. Each system has a separate lease and was separately evaluated under lease accounting guidance. The leases call for an initial term of up to 20 years, and at the end of the lease term, the Company has the option to purchase the system at fair value or remove the system. The Company classified the two systems as operating leases in accordance with accounting guidance and considers the leases as normal leasebacks. The deferred profit on the sale of the systems is being recognized over the minimum term of the leases as a reduction of rent expense.

In addition, the Company leases its San Jose, California facility under a non-cancelable operating lease from Cypress Semiconductor Corporation (“Cypress”), which expires in April 2011. In addition, the Company leases its Richmond, California facility under a non-cancelable operating lease from an unaffiliated third party, which expires in September 2018. The Company also has various lease arrangements, including for its European headquarters located in Geneva, Switzerland under a lease that expires in September 2012, as well as sales and support offices in Southern California, New Jersey, Oregon, Australia, England, France, Germany, Greece, Israel, Italy, Malta, Spain and South Korea, all of which are leased from unaffiliated third parties. In addition, the Company acquired a lease arrangement in London, England, which is leased from an affiliated party to SunRay.

Index

Future minimum obligations under all non-cancelable operating leases as of July 4, 2010 are as follows (in thousands):

Year	Amount
2010 (remaining six months)	$4,874
2011	7,435
2012	6,229
2013	5,651
2014	4,991
Thereafter	20,546
$49,726

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

As of July 4, 2010, total obligations related to non-cancelable purchase orders totaled $251.4 million and long-term supply agreements totaled $5,471.8 million. Future purchase obligations under non-cancelable purchase orders and long-term supply agreements as of July 4, 2010 are as follows (in thousands):

Year	Amount
2010 (remaining six months)	$723,026
2011	673,182
2012	586,013
2013	583,647
2014	680,974
Thereafter	2,476,316
$5,723,158

Total future purchase commitments of $5,723.2 million as of July 4, 2010 included tolling agreements with suppliers in which the Company provides polysilicon required for silicon ingot manufacturing and procures the manufactured silicon ingots from the supplier. Annual future purchase commitments in the table above are calculated using the gross price paid by the Company for silicon ingots and are not reduced by the price paid by suppliers for polysilicon. Total future purchase commitments as of July 4, 2010 would be reduced by $1,781.1 million to $3,942.1 million had the Company’s obligations under such tolling agreements been disclosed using net cash outflows.

The Company expects that all obligations related to non-cancellable purchase orders for construction services and manufacturing equipment will be recovered through future cash flows of the solar cell manufacturing lines and solar panel assembly lines when such long-lived assets are placed in service. Factors considered important that could result in an impairment review include significant underperformance relative to expected historical or projected future operating results, significant changes in the manner of use of acquired assets and significant negative industry or economic trends. Total obligations related to non-cancellable purchase orders for inventories match current and forecasted sales orders that will consume these ordered materials and actual consumption of these ordered materials are compared to expected demand regularly. The Company anticipates total obligations related to long-term supply agreements for inventories will be recovered because quantities are less than management’s expected demand for its solar power products. However, the terms of the long-term supply agreements are reviewed by management and the Company establishes accruals for estimated losses on adverse purchase commitments as necessary, such as lower of cost or market value adjustments, forfeiture of advanced deposits and liquidated damages. Such accruals will be recorded when the Company determines the cost of purchasing the components is higher than the estimated current market value or when it believes it is probable such components will not be utilized in future operations.

Total future purchase commitments related to non-cancellable purchase orders for construction services of $241.0 million are due to the construction in progress at the Company’s FAB3 in Malaysia. However, a material portion of these commitments will no longer be direct obligations of the Company or its wholly-owned subsidiaries since, as further described in Note 11, the Company’s interest in FAB3 is, as of the third quarter of fiscal 2010, contained in an unconsolidated joint venture. The joint venture was formed between SunPower Technology, Ltd. (“SPTL”), an indirect subsidiary of the Company, AUO SunPower Sdn. Bhd. (formerly SunPower Malaysia Manufacturing Sdn. Bhd.), formerly a wholly-owned subsidiary of SPTL (“AUOSP”), AU Optronics Singapore Pte. Ltd. (“AUO”), and AU Optronics Corporation, the ultimate parent company of AUO (“AUO Taiwan”). The joint venture closed July 5, 2010 (the first day of the third quarter of fiscal 2010), and SPTL and AUO now jointly own FAB3 through each party’s 50% equity ownership interest in AUOSP (see Note 11).

Index

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

Provisions for warranty reserves charged to cost of revenue were $4.6 million and $9.7 million during the three and six months ended July 4, 2010, respectively, and $5.3 million and $9.0 million during the three and six months ended June 28, 2009, respectively. Activity within accrued warranty for the three and six months ended July 4, 2010 and June 28, 2009 are summarized as follows (in thousands):

	Three Months Ended		Six Months Ended
(In thousands)	July 4, 2010	June 28, 2009	July 4, 2010	June 28, 2009
Balance at the beginning of the period	$49,424	$30,566	$46,475	$28,062
Accruals for warranties issued during the period	4,646	5,316	9,705	8,993
Payments made during the period	(2,079)	(1,774)	(4,189)	(2,947)
Balance at the end of the period	$51,991	$34,108	$51,991	$34,108

System Put-Rights

EPC projects often require the Company to undertake customer obligations including: (i) system output performance guarantees; (ii) system maintenance; (iii) penalty payments or customer termination rights if the system the Company is constructing is not commissioned within specified timeframes or other construction milestones are not achieved; (iv) guarantees of certain minimum residual value of the system at specified future dates; and (v) system put-rights whereby the Company could be required to buy-back a customer’s system at fair value on specified future dates if certain minimum performance thresholds are not met. To date, no such repurchases have been triggered.

Tax Sharing Agreement

The Company has a tax sharing agreement with its former parent, Cypress Semiconductor Corporation (“Cypress”), providing for each of the party’s obligations concerning various tax liabilities while it was a wholly-owned subsidiary of Cypress. To the extent that the Company becomes entitled to utilize the Company’s separate tax returns portions of any tax credit or loss carryforwards existing as of such date, the Company will distribute to Cypress the tax effect, estimated to be 40% for federal and state income tax purposes, of the amount of such tax loss carryforwards so utilized, and the amount of any credit carryforwards so utilized. The Company will distribute these amounts to Cypress in cash or in the Company’s shares, at Cypress’s option. As of January 3, 2010, the Company had $27.6 million of California net operating loss carryforwards, $2.6 million of federal credit carryforwards and $1.4 million of California credit carryforwards, meaning that such potential future payments to Cypress, which would be made over a period of several years, would therefore aggregate $2.2 million. These amounts do not reflect potential adjustments for the effect of the restatement of the Company’s consolidated financial statements in fiscal 2009 and 2008. In fiscal 2009, the Company paid $16.5 million in cash to Cypress, of which $15.1 million represents the federal component and $1.4 million represents the state component.

The Internal Revenue Service (“IRS”) is currently conducting audits of Cypress's federal income tax returns for fiscal 2006, 2007 and 2008. As of July 4, 2010, no adjustments to the tax liabilities have been proposed by the IRS. However, the IRS has not completed their examination and there can be no assurance that there will be no material adjustments upon completion of their review. Additionally, while years prior to fiscal 2006 for Cypress's U.S. corporate tax return are not open for assessment, the IRS can adjust net operating loss and research and development carryovers that were generated in prior years and carried forward to fiscal 2006 and subsequent years. If the IRS sustains tax assessments against Cypress for years in which SunPower was included in Cypress's consolidated federal tax return, SunPower may be obligated to indemnify Cypress under the terms of the tax sharing agreement.

Index

Uncertain Tax Positions

Total liabilities associated with uncertain tax positions were $17.6 million and $14.5 million as of July 4, 2010 and January 3, 2010, respectively, and are included in "Other long-term liabilities" in the Company’s Condensed Consolidated Balance Sheets as they are not expected to be paid within the next twelve months. Due to the complexity and uncertainty associated with its tax positions, the Company cannot make a reasonably reliable estimate of the period in which cash settlement will be made for its liabilities associated with uncertain tax positions in other long-term liabilities (see Note 15).

Indemnifications

The Company is a party to a variety of agreements under which it may be obligated to indemnify the other party with respect to certain matters. Typically, these obligations arise in connection with contracts and license agreements or the sale of assets, under which the Company customarily agrees to hold the other party harmless against losses arising from a breach of warranties, representations and covenants related to such matters as title to assets sold, negligent acts, damage to property, validity of certain intellectual property rights, non-infringement of third party rights and certain tax related matters. In each of these circumstances, payment by the Company is typically subject to the other party making a claim to the Company under the procedures specified in the particular contract. These procedures usually allow the Company to challenge the other party’s claims or, in case of breach of intellectual property representations or covenants, to control the defense or settlement of any third party claims brought against the other party. Further, the Company’s obligations under these agreements may be limited in terms of activity (typically to replace or correct the products or terminate the agreement with a refund to the other party), duration and/or amounts. In some instances, the Company may have recourse against third parties and/or insurance covering certain payments made by the Company.

For up to two years (or possibly longer) after the date of Cypress’s distribution of the Company’s class B common stock on September 29, 2008, the Company cannot issue 85.8 million or more shares of its class A common stock or participate in one or more transactions (excluding the distribution itself) in which 42 million or more shares of its then-existing class A common stock were acquired, if any such transaction(s) are in connection with a plan or series of related transactions that includes the distribution. If the Company were to participate in such a transaction, and thereby triggered tax to Cypress on the distribution, then assuming that Cypress distributed 42 million shares, Cypress’s top marginal income tax rate was 40% for federal and state income tax purposes, the fair market value of the class B common stock was $60.00 per share, and Cypress’s tax basis in such stock was $5.00 per share on the date of the distribution, the Company’s liability under its indemnification obligation to Cypress would be $924.0 million.

Legal Matters

Audit Committee Investigation and Related Litigation

In November 2009, the Audit Committee of the Company’s Board of Directors initiated an independent investigation regarding certain unsubstantiated accounting entries. See Note 1 for information regarding the Audit Committee’s investigation. The Audit Committee announced the results of its investigation in March 2010.

Three securities class action lawsuits were filed against the Company and certain of its current and former officers and directors in the United States District Court for the Northern District of California on behalf of a class consisting of those who acquired the Company's securities from April 17, 2008 through November 16, 2009. The cases were consolidated as Plichta v. SunPower Corp. et al., Case No. CV-09-5473-RS (N.D. Cal.), and lead plaintiffs and lead counsel were appointed on March 5, 2010. Lead plaintiffs filed a consolidated complaint on May 28, 2010. The actions arise from the Audit Committee’s investigation announcement on November 16, 2009. The consolidated complaint alleges that the defendants made material misstatements and omissions concerning the Company’s financial results for 2008 and 2009, seeks an unspecified amount of damages, and alleges violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and Sections 11 and 15 of the Securities Act of 1933. The Company believes it has meritorious defenses to these allegations and will vigorously defend itself in these matters. Defendants filed motions to dismiss the consolidated complaint on August 5, 2010, which are scheduled to be heard on November 4, 2010. The Company is currently unable to determine if the resolution of these matters will have an adverse effect on the Company’s financial position, liquidity or results of operations.

Derivative actions purporting to be brought on the Company’s behalf have also been filed in state and federal courts against several of the Company’s current and former officers and directors based on the same events alleged in the securities class action lawsuits described above. The California state derivative cases were consolidated as In re SunPower Corp. S’holder Derivative Litig., Lead Case No. 1-09-CV-158522 (Santa Clara Sup. Ct.), and co-lead counsel for plaintiffs have been appointed. The complaints assert state-law claims for breach of fiduciary duty, abuse of control, unjust enrichment, gross mismanagement, and waste of corporate assets. Plaintiffs are scheduled to file a consolidated complaint on or before September 15, 2010. The federal derivative complaints were consolidated as In re SunPower Corp. S’holder Derivative Litig., Master File No. CV-09-05731-RS (N.D. Cal.), and lead plaintiffs and co-lead counsel were appointed on January 4, 2010. The complaints assert state-law claims for breach of fiduciary duty, waste of corporate assets, and unjust enrichment, and seek an unspecified amount of damages. The Company intends to oppose the derivative plaintiffs’ efforts to pursue this litigation on the Company’s behalf. The Company is currently unable to determine if the resolution of these matters will have an adverse effect on the Company’s financial position, liquidity or results of operations.

Index

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

Note 11. JOINT VENTURES

Joint Venture with Woongjin Energy

The Company and Woongjin Holdings Co., Ltd. (“Woongjin”) formed Woongjin Energy in fiscal 2006, a joint venture to manufacture monocrystalline silicon ingots in Korea. The Company and Woongjin have funded the joint venture through capital investments. In addition, Woongjin Energy obtained a $33.0 million loan originally guaranteed by Woongjin. The Company supplies polysilicon, services and technical support required for silicon ingot manufacturing to the joint venture. Once manufactured, the Company purchases the silicon ingots from the joint venture under a nine-year agreement through 2016. As of July 4, 2010 and January 3, 2010, $19.7 million and $19.3 million, respectively, remained due and receivable from Woongjin Energy related to the polysilicon the Company supplied to the joint venture for silicon ingot manufacturing. Payments to Woongjin Energy for manufacturing silicon ingots totaled $42.3 million and $89.3 million during the three and six months ended July 4, 2010, respectively, and $42.5 million and $74.8 million during the three and six months ended June 28, 2009, respectively. As of July 4, 2010 and January 3, 2010, $33.2 million and $29.2 million, respectively, remained due and payable to Woongjin Energy.

On June 30, 2010, Woongjin Energy completed its IPO and the sale of 15.9 million new shares of common stock. Shares of Woongjin Energy’s common stock are now traded publicly on the Korean Exchange. The Company did not participate in this common stock issuance by Woongjin Energy. The Company continues to hold 19.4 million shares of Woongjin Energy’s common stock. As a result of the new common stock issuance by Woongjin Energy in the IPO, the Company’s percentage equity interest in Woongjin Energy decreased from 42.1% to 31.3% of Woongjin Energy’s issued and outstanding shares of common stock. In connection with the IPO, the Company recognized a gain of $28.3 million as a result of its equity interest in Woongjin Energy being diluted because Woongjin Energy issued additional equity in its IPO. In connection with Woongjin Energy’s IPO, the Company entered into an agreement to, among other things, restrict its selling or transferring such shares for a period of six months following June 30, 2010. There is no obligation or expectation for the Company to provide additional funding to Woongjin Energy.

As of July 4, 2010 and January 3, 2010, the Company had a $67.0 million and $33.8 million, respectively, investment in the joint venture in its Condensed Consolidated Balance Sheets which represented a 31.3% and 42.1% equity investment, respectively. The Company accounts for its investment in Woongjin Energy using the equity method of accounting in which the investment is classified as “Other long-term assets” in the Condensed Consolidated Balance Sheets and the Company’s share of Woongjin Energy’s income totaling $1.7 million and $4.8 million for the three and six months ended July 4, 2010, respectively, and $3.2 million and $4.5 million for the three and six months ended June 28, 2009, respectively, is included in “Equity in earnings of unconsolidated investees” in the Condensed Consolidated Statements of Operations. The Company’s maximum exposure to loss as a result of its involvement with Woongjin Energy is limited to the carrying value of its investment.

The Company recognized $0.3 million in revenue during each of the three and six months ended July 4, 2010 related to the sale of solar panels to Woongjin Energy. As of July 4, 2010 no amounts remained due and receivable from Woongjin Energy related to the sale of these solar panels.

Summarized financial information adjusted to conform to U.S. GAAP for Woongjin Energy, as it qualifies as a “significant investee” of the Company as defined in SEC Regulation S-X Rule 10-01(b)(1) during the six months ended July 4, 2010 and June 28, 2009 is as follows:

Statement of Operations
(In thousands)	July 4, 2010	June 28, 2009
Revenues	$55,754	$43,701
Cost of sales	27,983	17,708
Gross profit	27,771	25,993
Operating income	24,923	23,817
Net income	15,159	12,339

In the past, the Company concluded that it was not the primary beneficiary of the joint venture since, although the Company and Woongjin were both obligated to absorb losses or had the right to receive benefits from Woongjin Energy that were significant to Woongjin Energy, such variable interests held by the Company did not empower it to direct the activities that most significantly impacted Woongjin Energy’s economic performance. In reaching this determination, the Company considered the significant control exercised by Woongjin over the venture's Board of Directors, management and daily operations, Woongjin’s guarantee of the venture's debt, as well as the relative strategic importance of the venture to both parties. Furthermore, as a result of Woongjin Energy completing its IPO and the sale of 15.9 million new shares of common stock on June 30, 2010, the Company has concluded that Woongjin Energy is no longer a VIE.

Index

Joint Venture with First Philec Solar Corporation (“First Philec Solar”)

The Company and First Philippine Electric Corporation (“First Philec”) formed First Philec Solar in fiscal 2007, a joint venture to provide wafer slicing services of silicon ingots to the Company. The Company and First Philec have funded the joint venture through capital investments. The Company supplies to the joint venture silicon ingots and technology required for slicing silicon. Once manufactured, the Company purchases the completed silicon wafers from the joint venture under a five-year wafering supply and sales agreement through 2013. As of July 4, 2010 and January 3, 2010, $2.8 million and $1.3 million, respectively, remained due and receivable from First Philec Solar related to the silicon ingots the Company supplied to the joint venture for wafer slicing. Payments to First Philec Solar for wafer slicing services of silicon ingots totaled $22.7 million and $38.2 million during the three and six months ended July 4, 2010, respectively, and $9.0 million and $15.8 million during the three and six months ended June 28, 2009, respectively. As of July 4, 2010 and January 3, 2010, $6.3 million and $3.1 million, respectively, remained due and payable to First Philec Solar related to the purchase of silicon wafers.

As of July 4, 2010 and January 3, 2010, the Company had a $6.3 million and $6.0 million, respectively, investment in the joint venture in its Condensed Consolidated Balance Sheets which represented a 20% equity investment. The Company accounts for its investment in First Philec Solar using the equity method of accounting since the Company is able to exercise significant influence over the joint venture due to its board positions. The Company’s investment is classified as “Other long-term assets” in the Condensed Consolidated Balance Sheets and the Company’s share of First Philec Solar’s income of $0.3 million in each of the three and six months ended July 4, 2010, and losses totaling $0.1 million in each of the three and six months ended June 28, 2009, is included in “Equity in earnings of unconsolidated investees” in the Condensed Consolidated Statements of Operations. The amount of equity in earnings increased in the first half of fiscal 2010 as compared to the same period in 2009 due to increases in production since First Philec Solar became operational in the second quarter of fiscal 2008.The Company’s maximum exposure to loss as a result of its involvement with First Philec Solar is limited to the carrying value of its investment.

The Company has concluded that it is not the primary beneficiary of the joint venture since, although the Company and First Philec are both obligated to absorb losses or have the right to receive benefits from First Philec Solar that are significant to First Philec Solar, such variable interests held by the Company do not empower it to direct the activities that most significantly impact First Philec Solar’s economic performance. In reaching this determination, the Company considered the significant control exercised by First Philec over the venture's Board of Directors, management and daily operations, as well as the relative strategic importance of the venture to both parties.

Equity Option Agreement with NorSun

In January 2008, the Company entered into an Option Agreement with NorSun, a manufacturer of silicon ingots and wafers, under which the Company would deliver cash advance payments to NorSun for the purchase of polysilicon under a long-term polysilicon supply agreement. The Company paid a cash advance totaling $16.0 million to an escrow account as security for NorSun’s right to future advance payments. This $16.0 million cash advance was reflected as restricted cash on the Condensed Consolidated Balance Sheet as of both July 4, 2010 and January 3, 2010. In addition, the Company paid a cash advance of $5.0 million to NorSun during the fourth quarter of fiscal 2009 that was reflected as advances to suppliers on the Condensed Consolidated Balance Sheet as of both July 4, 2010 and January 3, 2010. Under the terms of the Option Agreement, the Company could exercise a call option and apply the advance payments to purchase 23.3%, subject to certain adjustments, of an equity interest in a joint venture from NorSun that is being constructed to manufacture polysilicon in Saudi Arabia. The Company could exercise its option at any time until six months following the commercial operation of the Saudi Arabian polysilicon manufacturing facility. The Option Agreement also provided NorSun an option to put 23.3%, subject to certain adjustments, of an equity interest in the joint venture from NorSun to the Company. NorSun’s option was exercisable through the six months following commercial operation of the polysilicon manufacturing facility. The Company accounted for the put and call options as one instrument, which were measured at fair value at each reporting period. The changes in the fair value of the combined option were recorded in “Other, net” in the Condensed Consolidated Statements of Operations and have not been material.

On July 2, 2010, NorSun exercised its option to put 23.3% of an equity interest in the joint venture from NorSun to the Company at a price of $5.0 million cash advance paid to NorSun by the Company during the fourth quarter of fiscal 2009. The Company and NorSun anticipate that the share transfer will occur in the third quarter of fiscal 2010. Beginning on the date the shares are transferred, the Company will account for its investment in the joint venture using the equity method of accounting.

The Company has concluded that it is not the primary beneficiary of the joint venture since, although the Company, NorSun and other private equity and principal investment firms that own equity in the joint venture are each obligated to absorb losses or have the right to receive benefits from the joint venture that are significant to the venture, such variable interests held by the Company do not empower it to direct the activities that most significantly impacts the joint venture’s economic performance. In reaching this determination, the Company considered the significant control exercised by NorSun and other private equity and principal investment firms over the venture's Board of Directors, management and daily operations, as well as the relative strategic importance of the venture to all parties.

Index

Joint Venture with AUO

On May 27, 2010, the Company, through its subsidiaries SPTL and AUOSP, entered into a joint venture agreement with AUO and AUO Taiwan. Under the terms of the agreement, the Company, through SPTL, and AUO will each own 50% of the joint venture AUOSP. The joint venture will own FAB3 and deploy the Company’s solar cell technology and process know-how and AUO’s manufacturing expertise. The joint venture will manufacture and sell solar cells on a “cost-plus” basis to the Company and AUO.

The transaction closed on July 5, 2010, the first day of the third quarter in fiscal 2010, and each of SPTL and AUO now hold a 50% ownership interest in AUOSP. On July 5, 2010, the parties also entered into a licensing and joint development, supply, and other ancillary transaction agreements.

On July 5, 2010, the Company and AUO also entered into a seven-year supply agreement with AUOSP, renewable by the Company for one-year periods thereafter, committing to the purchase of the solar cells manufactured by AUOSP. Under the terms of the supply agreement, the percentage of AUOSP’s total annual output allocated on a monthly basis to the Company ranges from 95% in fiscal year 2010 to 80% in fiscal year 2013 and thereafter. The Company and AUO have the right to reallocate supplies from time to time under a written agreement. The supply agreement also specifies that in the event that either AUO or SPTL sells its shares in AUOSP, certain terms and conditions customary for a third-party vendor arrangements will apply to such party’s supply arrangement with AUOSP. The joint venture agreement also requires that AUOSP either assumes a portion of certain existing polysilicon purchase obligations of the Company or enter into a commercial arrangement with the Company to purchase a portion of its existing purchase obligations on the same terms.

The joint venture agreement provides for both equity and debt financing components. The shareholders will not be permitted to transfer any of AUOSP’s shares held by them, except to each other and to their direct or indirect, wholly-owned subsidiaries. On July 5, 2010, the Company, through SPTL, and AUO each subscribed for shares in AUOSP with a par value of $350 million. The shareholders contributed some of those funds on July 5, 2010 and will contribute additional amounts over time so that the total cash contributions made by each shareholder equals $350 million in the aggregate, or such lesser amount as the parties may mutually agree. In addition, if AUOSP, SPTL or AUO requests additional equity financing to AUOSP, then each of SPTL and AUO will each be required to make additional cash contributions of up to a $50 million aggregate.

AUOSP will retain the existing debt facility agreement with the Malaysian Government for FAB3 of Malaysian Ringgit 1.0 billion ($310.4 million based on the exchange rate as of July 4, 2010) and AUO has agreed to arrange for additional third-party debt financing for AUOSP. If such third-party debt financing is not so obtained, then AUO has agreed to procure or provide to AUOSP, on an interim basis, the debt financing reasonably necessary to fund in a timely manner AUOSP’s business plan, until such time as third-party financing is procured and replaces such interim financing.

Under the terms of the joint venture agreement, AUOSP will have an eight-person board of directors, with each of SPTL and AUO having the right to nominate four director representatives. AUO will also have the right to nominate the Chief Executive Officer and SPTL will have the right to nominate the Chief Financial Officer of AUOSP. Certain actions of AUOSP require the approval of a majority of the directors of AUOSP, including at least one director nominated by each shareholder and certain other fundamental actions are proscribed without prior approval or written consent of shareholders holding at least 75% of AUOSP shares outstanding. In addition, the joint venture agreement provides a mechanism for resolving any “deadlock,” and specified remedies upon any events of default arising from, among other things, material breaches of the joint venture agreement.

The joint venture agreement imposes certain geographic restrictions on AUO with respect to sales of any of its allocated supply of AUOSP’s solar cells from FAB3 and specifically provides that AUO will not, directly or indirectly, sell any of its allocated supply of AUOSP’s FAB3 solar cells other than in Asia, excluding Japan and Australia, except that starting in 2013, AUO may sell a portion of its allocated supply of AUOSP’s solar cells in Europe and Australia for use in power plant projects that are owned or developed by direct or indirect subsidiaries of AUO. In addition, for ten years after July 5, 2010, if AUO desires to pursue production of or investment in any crystalline cell production with cell efficiency greater than 20%, the parties will first consider pursuing such production or investment through AUOSP.

As of July 4, 2010, AUOSP was a wholly-owned subsidiary of the Company, therefore, its results are consolidated into the Company’s financial statements. Beginning on July 5, 2010, the first day of the third quarter in fiscal 2010, the Company will deconsolidate its investment in AUOSP and account for such investment using the equity method of accounting.

Index

Note 12. DEBT AND CREDIT SOURCES

The following table summarizes the Company’s outstanding debt as of July 4, 2010 and their related maturity dates:

		Payment Due by Period
(In thousands)	Face Value	2010 (remaining six months)	2011	2012	2013	2014	Beyond 2014
Convertible debt:
4.50% debentures	$250,000	$—	$—	$—	$—	$—	$250,000
4.75% debentures	230,000	—	—	—	—	230,000	—
1.25% debentures	198,608	—	—	198,608	—	—	—
0.75% debentures	143,883	143,883	—	—	—	—	—
Debt facility agreement	232,811	—	—	—	—	—	232,811
Cassiopea project loan	146,532	251	3,785	4,102	18,885	5,505	114,004
Centauro project loan	5,134	—	132	177	167	1,301	3,357
Piraeus Bank loan	33,646	33,646	—	—	—	—	—
	$1,240,614	$177,780	$3,917	$202,887	$19,052	$236,806	$600,172

Convertible Debt

The following table summarizes the Company’s outstanding convertible debt:

	July 4, 2010			January 3, 2010
(In thousands)	Carrying Value	Face Value	Fair Value (1)	Carrying Value	Face Value	Fair Value (1)
4.50% debentures	$173,333	$250,000	$201,756	$—	$—	$—
4.75% debentures	230,000	230,000	188,888	230,000	230,000	270,250
1.25% debentures	175,163	198,608	170,803	168,606	198,608	172,789
0.75% debentures	143,034	143,883	143,254	137,968	143,883	139,746
	$721,530	$822,491	$704,701	$536,574	$572,491	$582,785

(1)	The fair value of the convertible debt was determined based on quoted market prices as reported by an independent pricing source.

4.50% Debentures

On April 1, 2010, the Company issued $220.0 million in principal amount of its 4.50% senior cash convertible debentures (“4.50% debentures”) and received net proceeds of $214.9 million, before payment of the cost of the bond hedge and warrant transactions described below. On April 5, 2010, the initial purchasers of the 4.50% debentures exercised the $30.0 million over-allotment option in full and the Company received net proceeds of $29.3 million. Interest on the 4.50% debentures is payable on March 15 and September 15 of each year, which will commence September 15, 2010. The 4.50% debentures mature on March 15, 2015. The 4.50% debentures are convertible only into cash, and not into shares of the Company’s class A common stock (or any other securities). Prior to December 15, 2014, the 4.50% debentures are convertible only upon specified events and, thereafter, they will be convertible at any time, based on an initial conversion price of $22.53 per share of the Company’s class A common stock. The conversion price will be subject to adjustment in certain events, such as distributions of dividends or stock splits. Upon conversion, the Company will deliver an amount of cash calculated by reference to the price of its class A common stock over the applicable observation period. The 4.50% debentures will not be convertible, in accordance with the provisions of the debenture agreement, until the first quarter of fiscal 2011. The Company may not redeem the 4.50% debentures prior to maturity. Holders may also require the Company to repurchase all or a portion of their 4.50% debentures upon a fundamental change, as defined in the debenture agreement, at a cash repurchase price equal to 100% of the principal amount plus accrued and unpaid interest. In the event of certain events of default, such as the Company’s failure to make certain payments or perform or observe certain obligations there-under, Wells Fargo, the trustee, or holders of a specified amount of then-outstanding 4.50% debentures will have the right to declare all amounts then outstanding due and payable.

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

The embedded cash conversion option within the 4.50% debentures and the over-allotment option related to the 4.50% debentures are derivative instruments that are required to be separated from the 4.50% debentures and accounted for separately as derivative instruments (derivative liabilities) with changes in fair value reported in the Company’s Condensed Consolidated Statements of Operations until such transactions settle or expire. The initial fair value liabilities of the embedded cash conversion option and over-allotment option of $71.3 million and $0.5 million, respectively, were classified within “ Other long-term liabilities” and simultaneously reduced the carrying value of “Convertible debt, net of current portion” (effectively an original issuance discount on the 4.50% debentures of $71.8 million) in the Company’s Condensed Consolidated Balance Sheet.

Index

In the three and six months ended July 4, 2010, the Company recognized a $1.1 million and $1.4 million non-cash charge, respectively, recorded in “Gain on mark-to-market derivatives” in the Company’s Condensed Consolidated Statements of Operations related to the change in fair value of the over-allotment option. The ending fair value liability of the over-allotment option on April 5, 2010, the date the initial purchasers of the 4.50% debentures exercised the $30.0 million over-allotment option in full, of $1.9 million was reclassified to the original issuance discount of the 4.50% debentures. In addition, the initial $10.0 million fair value liability of the embedded cash conversion option within the $30.0 million of additional principal of the Company’s 4.50% debentures purchased upon exercise of the over-allotment option was classified within “Other long-term liabilities” and simultaneously reduced the carrying value of “Convertible debt, net of current portion” (the total original issuance discount on the 4.50% debentures was $79.9 million) in the Company’s Condensed Consolidated Balance Sheet. In each of the three and six months ended July 4, 2010, the Company recognized a $40.3 million non-cash gain recorded in “Gain on mark-to-market derivatives” in the Company’s Condensed Consolidated Statements of Operations related to the change in fair value of the embedded cash conversion option. The fair value liability of the embedded cash conversion option as of July 4, 2010 totaled $41.0 million and is classified within “Other long-term liabilities” in the Company’s Condensed Consolidated Balance Sheet.

The embedded cash conversion option and the over-allotment option derivative instruments are fair valued utilizing Level 2 inputs consisting of the exercise price of the instruments, the Company’s class A common stock price, the risk free interest rate, the contractual term and the Company’s class A common stock volatility. Such derivative instruments are not traded on an open market as the banks are the counterparties to the instruments.

The over-allotment option was exercised during the second quarter of fiscal 2010 and the final value of the over-allotment option represented the difference between the value of the embedded cash conversion option at the original trade date of the initial $220.0 million in principal amount of the 4.50% debentures and the trade date of the over-allotment option. This final value was adjusted against the original issuance discount of the cash convertible bond.

Significant inputs for the valuation of the embedded cash conversion option as of July 4, 2010 are as follows:

Embedded option (1)
Stock price	$12.81
Exercise price	$22.53
Interest rate	1.76%
Stock volatility	51.92%
Maturity date	February 18, 2015

(1)
The valuation model utilizes these inputs to value the right but not the obligation to purchase one share at $22.53. The Company utilized a Black-Scholes model to value the embedded cash conversion option. The underlying input assumptions were determined as follows:

(i)	Stock price. The closing price of the Company’s class A common stock on the last trading day of the quarter.
(ii)	Exercise price. The exercise price of the embedded conversion option.
(iii)	Interest rate. The treasury strip rate associated with the life of the embedded conversion option.
(iv)	Stock volatility. The volatility of the Company’s class A common stock over the life of the embedded conversion option.

The Company recognized $3.1 million and $3.2 million in non-cash interest expense during the three and six months ended July 4, 2010, respectively, related to the amortization of the debt discount on the 4.50% debentures. The principal amount of the outstanding 4.50% debentures, the unamortized discount and the net carrying value as of July 4, 2010 was $250.0 million, $76.7 million and $173.3 million, respectively. As of July 4, 2010, the remaining weighted average period over which the unamortized debt discount associated with the 4.50% debentures will be recognized is as follows (in thousands):

Debt Discount
2010 (remaining six months)	$6,624
2011	13,368
2012	15,225
2013	17,340
2014	19,748
Thereafter	4,362
$76,667

Index

Call Spread Overlay with Respect to 4.50% Debentures (“CSO2015”)

Concurrent with the issuance of the 4.50% debentures, the Company entered into privately negotiated convertible debenture hedge transactions (collectively, the "Bond Hedge") and warrant transactions (collectively, the "Warrants" and together with the Bond Hedge, the “CSO2015”), with certain of the initial purchasers of the 4.50% cash convertible debentures or their affiliates. The CSO2015 is meant to reduce the Company's exposure to potential cash payments upon conversion of the 4.50% debentures. The net cost of the CSO2015 was $12.1 million and $1.6 million in the first and second quarter of fiscal 2010, respectively.

Under the terms of the Bond Hedge, the Company bought from affiliates of certain of the initial purchasers’ options to acquire, at an exercise price of $22.53 per share, subject to anti-dilution adjustments, cash in an amount equal to the market value of up to 9.8 million shares of the Company’s class A common stock. Each Bond Hedge is a separate transaction, entered into by the Company with each option counterparty, and is not part of the terms of the 4.50% debentures. The Company paid aggregate consideration of $66.2 million and $9.0 million for the Bond Hedge on March 25, 2010 and April 5, 2010, respectively.

Under the terms of the Warrants, the Company sold to affiliates of certain of the initial purchasers of the 4.50% cash convertible debentures warrants to acquire, at an exercise price of $27.03 per share, subject to anti-dilution adjustments, cash in an amount equal to the market value of up to 9.8 million shares of the Company’s class A common stock. Each Warrant Transaction is a separate transaction, entered into by the Company with each option counterparty, and is not part of the terms of the 4.50% debentures. The Warrants were sold for aggregate cash consideration of $54.1 million and $7.4 million on March 25, 2010 and April 5, 2010, respectively.

The CSO2015, which are indexed to the Company’s class A common stock, are derivative instruments that require mark-to-market accounting treatment due to their cash settlement features until such transactions settle or expire. The initial fair value of the Bond Hedge of $75.2 million was classified as “Other long-term assets” and the initial fair value of the Warrants of $61.5 million was classified as “Other long-term liabilities” in the Company’s Condensed Consolidated Balance Sheets. As of July 4, 2010, the fair value of the Bond Hedge is $40.7 million, a decrease of $34.5 million, and the fair value of the Warrants is $34.2 million, a decrease of $27.3 million. The change in fair value of these two derivative instruments resulted in a $5.1 million and $7.0 million mark-to-market non-cash net loss in “Gain on mark-to-market derivatives” in the Company’s Condensed Consolidated Statements of Operations during the three and six months ended July 4, 2010, respectively.

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

Significant inputs into the valuation of the Bond Hedge and Warrants at the July 4, 2010 measurement date are as follows:

	Bond hedge (1)	Warrants (1)
Stock price	$12.81	$12.81
Exercise price	$22.53	$27.03
Interest rate	1.76%	1.76%
Stock volatility	51.92%	49.27%
Credit risk adjustment	1.43%	Not applicable
Maturity date	February 18, 2015	July 7, 2015

(1)
The valuation model utilizes these inputs to value the right but not the obligation to purchase one share at $22.53 and $27.03 for the Bond Hedge and Warrants, respectively. The Company utilized a Black-Scholes model to value the Bond Hedge and Warrants. The underlying input assumptions were determined as follows:

(i)	Stock price. The closing price of the Company’s class A common stock on the last trading day of the quarter.
(ii)	Exercise price. The exercise price of the Bond Hedge and Warrants.
(iii)	Interest rate. The treasury strip rate associated with the life of the Bond Hedge and Warrants.
(iv)	Stock volatility. The volatility of the Company’s class A common stock over the life of the Bond Hedge and Warrants.
(v)	Credit risk adjustment. Represents the average of the credit default swap rate of the counterparties.

Index

4.75% Debentures

In May 2009, the Company issued $230.0 million in principal amount of its 4.75% senior convertible debentures (4.75% debentures”) and received net proceeds of $225.0 million, before payment of the net cost of the call spread overlay described below. Interest on the 4.75% debentures is payable on April 15 and October 15 of each year, which commenced October 15, 2009. Holders of the 4.75% debentures are able to exercise their right to convert the debentures at any time into shares of the Company’s class A common stock at a conversion price equal to $26.40 per share. The applicable conversion rate may adjust in certain circumstances, including upon a fundamental change, as defined in the indenture governing the 4.75% debentures. If not earlier converted, the 4.75% debentures mature on April 15, 2014. Holders may also require the Company to repurchase all or a portion of their 4.75% debentures upon a fundamental change at a cash repurchase price equal to 100% of the principal amount plus accrued and unpaid interest. In the event of certain events of default, such as the Company’s failure to make certain payments or perform or observe certain obligations there-under, Wells Fargo, the trustee, or holders of a specified amount of then-outstanding 4.75% debentures will have the right to declare all amounts then outstanding due and payable.

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

Call Spread Overlay with Respect to 4.75% Debentures (“CSO2014”)

Concurrent with the issuance of the 4.75% debentures, the Company entered into certain convertible debenture hedge transactions (the “Purchased Options”) with affiliates of certain of the underwriters of the 4.75% debentures. The Purchased Options allow the Company to purchase up to 8.7 million shares of the Company’s class A common stock and are intended to reduce the potential dilution upon conversion of the 4.75% debentures in the event that the market price per share of the Company’s class A common stock at the time of exercise is greater than the conversion price of the 4.75% debentures. The Purchased Options will be settled on a net share basis. Each convertible debenture hedge transaction is a separate transaction, entered into by the Company with each option counterparty, and is not part of the terms of the 4.75% debentures. The Company paid aggregate consideration of $97.3 million for the Purchased Options on May 4, 2009. The exercise price of the Purchased Options is $26.40 per share of the Company’s class A common stock, subject to adjustment for customary anti-dilution and other events.

The Purchased Options, which are indexed to the Company’s class A common stock, were deemed to be mark-to-market derivatives during the period in which the over-allotment option in favor of the 4.75% debenture underwriters was unexercised. The Company entered into the debenture underwriting agreement on April 28, 2009 and the 4.75% debenture underwriters exercised the over-allotment option in full on April 29, 2009. During the one-day period that the underwriters’ over-allotment option was outstanding, the Company’s class A common stock price increased substantially, resulting in a non-cash non-taxable gain on Purchased Options of $21.2 million in both the three and six months ended June 28, 2009 in its Condensed Consolidated Statements of Operations.

The Company also entered into certain warrant transactions whereby the Company agreed to sell to affiliates of certain of the 4.75% debenture underwriters warrants to acquire up to 8.7 million shares of the Company’s class A common stock. The warrants expire in 2014. If the market price per share of the Company’s class A common stock exceeds the exercise price of the warrants, the warrants will have a dilutive effect on the Company’s earnings per share. Each warrant transaction is a separate transaction, entered into by the Company with each option counterparty, and is not part of the terms of the 4.75% debentures. Holders of the 4.75% debentures do not have any rights with respect to the warrants. The warrants were sold for aggregate cash consideration of $71.0 million on May 4, 2009. The exercise price of the warrants is $38.50 per share of the Company’s class A common stock, subject to adjustment for customary anti-dilution and other events.

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

1.25% Debentures and 0.75% Debentures

In February 2007, the Company issued $200.0 million in principal amount of its 1.25% senior convertible debentures and received net proceeds of $194.0 million. During the fourth quarter of fiscal 2008, the Company received notices for the conversion of $1.4 million in principal amount of the 1.25% debentures which it settled for $1.2 million in cash and 1,000 shares of class A common stock. Interest on the 1.25% debentures is payable on February 15 and August 15 of each year, which commenced August 15, 2007. The 1.25% debentures mature on February 15, 2027. Holders may require the Company to repurchase all or a portion of their 1.25% debentures on each of February 15, 2012, February 15, 2017 and February 15, 2022, or if the Company experiences certain types of corporate transactions constituting a fundamental change, as defined in the indenture governing the 1.25% debentures. In addition, the Company may redeem some or all of the 1.25% debentures on or after February 15, 2012. The 1.25% debentures are convertible, subject to certain conditions, into cash up to the lesser of the principal amount or the conversion value. If the conversion value is greater than $1,000, then the excess conversion value will be convertible into the Company’s class A common stock. The initial effective conversion price of the 1.25% debentures is $56.75 per share and is subject to customary adjustments in certain circumstances.

Index

In July 2007, the Company issued $225.0 million in principal amount of its 0.75% senior convertible debentures and received net proceeds of $220.1 million. In fiscal 2009, the Company repurchased $81.1 million in principal amount of the 0.75% debentures for $75.6 million in cash. Interest on the 0.75% debentures is payable on February 1 and August 1 of each year, which commenced February 1, 2008. The 0.75% debentures mature on August 1, 2027. Holders could require the Company to repurchase all or a portion of their 0.75% debentures on each of August 2, 2010, August 1, 2015, August 1, 2020 and August 1, 2025, or if the Company was involved in certain types of corporate transactions constituting a fundamental change, as defined in the indenture governing the 0.75% debentures. In addition, the Company could redeem some or all of the 0.75% debentures on or after August 2, 2010. The 0.75% debentures were classified as short-term liabilities in the Company’s Condensed Consolidated Balance Sheets as of both July 4, 2010 and January 3, 2010 due to the ability of the holders to require the Company to repurchase its 0.75% debentures commencing on August 2, 2010. The 0.75% debentures are convertible, subject to certain conditions, into cash up to the lesser of the principal amount or the conversion value. If the conversion value is greater than $1,000, then the excess conversion value will be convertible into cash, class A common stock or a combination of cash and class A common stock, at the Company’s election. The initial effective conversion price of the 0.75% debentures is $82.24 per share and is subject to customary adjustments in certain circumstances. On August 2, 2010, holders required the Company to repurchase $143.3 million in principal amount of their 0.75% debentures at a cash price of 100% of the principal amount plus accrued and unpaid interest. An aggregate principal amount of $0.6 million of the 0.75% debentures remain issued and outstanding after the repurchase.

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

If the closing price of the Company’s class A common stock equals or exceeds 125% of the initial effective conversion price governing the 1.25% debentures for 20 out of 30 consecutive trading days in the last month of the fiscal quarter then holders of the 1.25% debentures have the right to convert the debentures any day in the following fiscal quarter. Because the closing price of the Company’s class A common stock on at least 20 of the last 30 trading days during the fiscal quarters ending July 4, 2010 and January 3, 2010 did not equal or exceed $70.94, or 125% of the applicable conversion price for its 1.25% debentures, holders of the 1.25% debentures are unable to exercise their right to convert the debentures, based on the market price conversion trigger, on any day in the first and third quarters of fiscal 2010. Accordingly, the Company classified its 1.25% debentures as long-term in its Condensed Consolidated Balance Sheets as of both July 4, 2010 and January 3, 2010. This test is repeated each fiscal quarter, therefore, if the market price conversion trigger is satisfied in a subsequent quarter, the 1.25% debentures may again be reclassified as short-term.

The 1.25% debentures and 0.75% debentures are subject to accounting guidance for convertible debt instruments that may be settled in cash upon conversion since the debentures must be settled at least partly in cash upon conversion. The Company estimated that the effective interest rate for similar debt without the conversion feature was 9.25% and 8.125% on the 1.25% debentures and 0.75% debentures, respectively. The principal amount of the outstanding debentures, the unamortized discount and the net carrying value as of July 4, 2010 was $342.5 million, $24.3 million and $318.2 million, respectively, and as of January 3, 2010 was $342.5 million, $35.9 million and $306.6 million, respectively.

The Company recognized $6.3 million and $11.6 million in non-cash interest expense during the three and six months ended July 4, 2010, respectively, as compared to $5.9 million and $10.9 million in the three and six months ended June 28, 2009, respectively, related to the 1.25% debentures and 0.75% debentures. As of July 4, 2010, the remaining weighted average period over which the unamortized debt discount associated with the 1.25% debentures and 0.75% debentures will be recognized is as follows (in thousands):

Debt Discount
2010 (remaining six months)	$7,709
2011	14,687
2012	1,898
$24,294

February 2007 Amended and Restated Share Lending Arrangement and July 2007 Share Lending Arrangement

Concurrent with the offering of the 1.25% debentures, the Company lent 2.9 million shares of its class A common stock to LBIE, an affiliate of Lehman Brothers, one of the underwriters of the 1.25% debentures. Concurrent with the offering of the 0.75% debentures, the Company also lent 1.8 million shares of its class A common stock to CSI, an affiliate of Credit Suisse, one of the underwriters of the 0.75% debentures. The loaned shares are to be used to facilitate the establishment by investors in the 1.25% debentures and 0.75% debentures of hedged positions in the Company’s class A common stock. Under the share lending agreement, LBIE had the ability to offer the shares that remain in LBIE’s possession to facilitate hedging arrangements for subsequent purchasers of both the 1.25% debentures and 0.75% debentures and, with the Company’s consent, purchasers of securities the Company may issue in the future. The Company did not receive any proceeds from these offerings of class A common stock, but received a nominal lending fee of $0.001 per share for each share of common stock that is loaned under the share lending agreements described below.

Index

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

While the share lending agreement does not require cash payment upon return of the shares, physical settlement is required (i.e., the loaned shares must be returned at the end of the arrangement). In view of this share return provision and other contractual undertakings of LBIE and CSI in the share lending agreement, which have the effect of substantially eliminating the economic dilution that otherwise would result from the issuance of the borrowed shares, historically the loaned shares were not considered issued and outstanding for the purpose of computing and reporting the Company’s basic and diluted weighted average shares or earnings per share. However, on September 15, 2008, Lehman filed a petition for protection under Chapter 11 of the U.S. bankruptcy code, and LBIE commenced administration proceedings (analogous to bankruptcy) in the United Kingdom. After reviewing the circumstances of the Lehman bankruptcy and LBIE administration proceedings, the Company began to reflect the 2.9 million shares lent to LBIE as issued and outstanding starting on September 15, 2008, the date on which LBIE commenced administration proceedings, for the purpose of computing and reporting the Company’s basic and diluted weighted average shares and earnings per share. The Company filed a claim in the LBIE proceeding for $240.9 million and a corresponding claim in the Lehman Chapter 11 proceeding under Lehman’s guaranty of LBIE’s obligations.

The shares lent to CSI will continue to be excluded for the purpose of computing and reporting the Company’s basic and diluted weighted average shares or earnings per share. If Credit Suisse or its affiliates, including CSI, were to file bankruptcy or commence similar administrative, liquidating, restructuring or other proceedings, the Company may have to consider 1.8 million shares lent to CSI as issued and outstanding for purposes of calculating earnings per share.

In the first quarter of fiscal 2010, the Company adopted new accounting guidance that requires its February 2007 amended and restated share lending arrangement and July 2007 share lending arrangement to be valued and amortized as interest expense in its Condensed Consolidated Statements of Operations in the same manner as debt issuance costs. In addition, in the event that counterparty default under the share lending arrangement becomes probable, the Company is required to recognize an expense in its Condensed Consolidated Statement of Operations equal to the then fair value of the unreturned loaned shares, net of any probable recoveries. The Company estimated that the imputed share lending costs (also known as issuance costs) associated with the 2.9 million shares and 1.8 million shares loaned to LBIE and CSI, respectively, totaled $1.8 million and $0.7 million, respectively. The new accounting guidance resulted in a significant non-cash loss resulting from Lehman filing a petition for protection under Chapter 11 of the U.S. bankruptcy code on September 15, 2008, and LBIE commencing administration proceedings (analogous to bankruptcy) in the United Kingdom. The then fair value of the 2.9 million shares of the Company’s class A common stock loaned and unreturned by LBIE is $213.4 million, which was expensed retrospectively in the third quarter of fiscal 2008 (see Note 1).

The Company recognized $0.2 million and $0.3 million in non-cash interest expense during the three and six months ended July 4, 2010, respectively, as compared to $0.2 million and $0.4 million in the three and six months ended June 28, 2009, respectively, related to the share lending arrangements. As of July 4, 2010, the remaining weighted average period over which the unamortized issuance costs will be recognized is as follows (in thousands):

Issuance Costs
2010 (remaining six months)	$194
2011	362
2012	45
$601

Index

Debt Facility Agreement with the Malaysian Government

On December 18, 2008, AUOSP, then a wholly-owned subsidiary of the Company, entered into a facility agreement with the Malaysian Government. In connection with the facility agreement, AUOSP executed a debenture and deed of assignment in favor of the Malaysian Government, granting a security interest in a deposit account and all assets of AUOSP to collateralize its obligations under the facility agreement.

Under the terms of the facility agreement, AUOSP may borrow up to Malaysian Ringgit 1.0 billion ($310.4 million based on the exchange rate as of July 4, 2010) to finance the construction of FAB3 in Malaysia. The loans within the facility agreement are divided into two tranches that may be drawn through September 2010. Principal is to be repaid in six quarterly payments starting in July 2015, and a non-weighted average interest rate of 4.4% per annum accrues and is payable starting in July 2015. AUOSP has the ability to prepay outstanding loans without premium or penalty and all borrowings must be repaid by October 30, 2016. The terms of the facility agreement include certain conditions to borrowings, representations and covenants, and events of default customary for financing transactions of this type, including a material adverse effect clause. As of both July 4, 2010 and January 3, 2010, the Company had outstanding Malaysian Ringgit 750.0 million ($232.8 million and $219.0 million based on the exchange rates as of July 4, 2010 and January 3, 2010, respectively) under the facility agreement.

On July 5, 2010, the Company entered into a joint venture with AUO. Under the terms of the joint venture agreement, the Company, through SPTL, and AUO each own 50% of the AUOSP joint venture.

Project Loans

In connection with its acquisition of SunRay, the Company consolidated the project debt of Cassiopea from the Cassiopea Lenders. Under the terms of the credit agreement, Cassiopea may borrow up to Euro 120.0 million ($151.1 million based on the exchange rate as of July 4, 2010) to finance the construction and operations of the 20 MWac solar power plant in Montalto di Castro, Italy. Borrowings under the credit agreement are divided into two tranches that may be drawn through August 2010. Principal and interest are to be repaid in various installment payments starting in September 2010 and ending June 2028. Interest is charged at the floating rate of EURIBOR plus 2.75% to 3% and is paid semi-annually. In connection with the credit agreement, Cassiopea executed various deeds of assignment in favor of the Cassiopea Lenders, granting them a security interest in substantially all assets and future cash flows of Cassiopea. The terms of the credit agreement include certain conditions to borrowings, representations and covenants, and events of default customary for financing transactions of this type. As of July 4, 2010, Cassiopea had outstanding Euro 116.4 million ($146.5 million based on the exchange rate as of July 4, 2010) under the credit agreement. On August 5, 2010, the Company entered into an agreement providing for the sale of Cassiopea (see Notes 3 and 19).

On May 20, 2010, Centauro PV S.r.l. (“Centauro”), a wholly-owned subsidiary of SunRay, entered into a credit facility agreement with Barclays Bank PLC (“Barclays”). Under the terms of the credit agreement, Centauro may borrow up to Euro 44.5 million ($56.0 million based on the exchange rate as of July 4, 2010) to finance the construction and operations of the 8 MWac Centauro Photovoltaic Park being constructed in Montalto di Castro, Italy. Borrowings under the credit agreement are divided into two tranches that may be drawn through February 2011. Principal and interest are to be repaid in various installment payments starting in March 2011 and ending September 2028. Interest is charged at the floating rate of EURIBOR plus 2.5% to 2.7% and is paid semi-annually. In connection with the credit facility agreement, Centauro executed various deeds of assignment in favor of Barclays, granting it a security interest in substantially all assets and future cash flows of Centauro. The terms of the credit agreement include certain conditions to borrowings, representations and covenants, and events of default customary for financing transactions of this type. As of July 4, 2010, Centauro had outstanding Euro 4.1 million ($5.1 million based on the exchange rate as of July 4, 2010) under the credit facility agreement.

Concurrent with entering into the agreements above, Cassiopea and Centauro entered into interest rate swaps with the Cassiopea Lenders and Barclays, respectively, to mitigate the interest rate risk on the debt. The interest rate swaps are derivative instruments which are fair valued utilizing Level 2 inputs because valuations are based on quoted prices in markets that are not active and for which all significant inputs are observable, directly or indirectly. Valuation techniques utilize a variety of inputs, including contractual terms, market prices, yield curves, credit curves and measures of volatility. Such inputs can generally be verified and selections do not involve significant management judgment. As of July 4, 2010, the Company had not designated the interest rate swap as a hedging instrument. For derivative instruments not designated as hedging instruments, the Company recognizes changes in the fair value in earnings in the period of change. The fair value of the interest rate swaps as of July 4, 2010 was Euro 9.7 million ($12.2 million based on the exchange rate as of July 4, 2010). The Company recognized losses of $5.5 million and $5.7 million in the three and six months ended July 4, 2010, respectively, on the interest rate swaps associated with the Cassiopea Project Loan, which is included in “Income from discontinued operations, net of taxes” in the Company’s Condensed Consolidated Statements of Operations. In addition, the Company recognized a loss of $1.0 million for the three and six months ended July 4, 2010 on the interest rate swaps associated with the Centauro Project Loan, which is included in “Interest expense” in the Company’s Condensed Consolidated Statements of Operations.

Index

Significant observable assumptions utilized in the valuation of the interest rate swaps as of July 4, 2010 are as follows:

Interest Rate Swap Derivative (1)
Currency rate (U.S. dollar / Euro)	1.2589
Interest rates (utilizing the Euribor curve)
Cash rates: one week to three months	0.45% - 0.79%
Futures rates: three months to two years	0.79% - 1.42%
Swap rates: two years to fifteen years	1.42% - 3.26%
Swap reset period	6 months
Credit risk	Not significant

(1)
The Company uses an income approach, specifically a present value technique based on inputs market participants would use to arrive at the fair value of each interest rate swap. The present value technique converts future cash flows to a single denominated discounted present amount. The Company uses a third-party pricing model to derive the yield curve based on the active market inputs collected from an independent pricing source. The valuation model utilizes the following inputs:

(i)	Currency and interest rates. Obtained from a third-party source.
(ii)	Swap reset period. This represents the period stated in the contract.

Piraeus Bank Loan

On March 26, 2010, the Company closed its acquisition of SunRay and its wholly-owned subsidiaries, including Energy Ray Anonymi Energeiaki Etaireia (“Energy Ray”). On October 22, 2008, Energy Ray entered into a current account overdraft agreement with Piraeus Bank. In connection with the agreement, Energy Ray and its subsidiaries executed various account pledge agreements in favor of Piraeus Bank, granting them a security interest in cash deposit accounts where the proceeds of the loan are on deposit. The agreement’s obligations are those of Energy Ray and its subsidiaries only and are non-recourse to the Company.

Under the terms of the current account overdraft agreement, Energy Ray may borrow up to Euro 26.7 million ($33.6 million based on the exchange rate as of July 4, 2010) to obtain the funds necessary for pre-construction activities in Greece. Borrowings under the agreement mature every three months at which time it becomes automatically renewable at the combined option of both Energy Ray and Piraeus Bank. As of July 4, 2010, Energy Ray had outstanding principal of Euro 26.7 million ($33.6 million based on the exchange rate as of July 4, 2010) which has been classified as “Short-term debt” in the Company’s Condensed Consolidated Balance Sheet. Borrowings under the agreement bear interest of EURIBOR plus 1.4% per annum and are collateralized with short-term restricted cash on the Condensed Consolidated Balance Sheet.

On August 12, 2010, Energy Ray repaid its current account overdraft balance in full with Piraeus Bank which eliminated the need to provide cash collateral (see Note 19).

Term Loan with Union Bank, N.A. (“Union Bank”)

On April 17, 2009, the Company entered into a loan agreement with Union Bank under which the Company borrowed $30.0 million for a term of three years at an interest rate of LIBOR plus 2%. As of January 3, 2010, the outstanding loan balance was $30.0 million of which $11.3 million and $18.7 million had been classified as “current portion of long-term debt” and “Long-term debt,” respectively, in the Company’s Condensed Consolidated Balance Sheet, based on projected quarterly installments commencing June 30, 2010. On April 9, 2010 the Company repaid all principal and interest outstanding under the term loan with Union Bank.

Mortgage Loan Agreement with International Finance Corporation (“IFC”)

On May 6, 2010, SPML and SPML Land, Inc. (“SPML Land”), both wholly-owned subsidiaries of the Company, entered into a mortgage loan agreement with IFC. Under the loan agreement, SPML may borrow up to $75.0 million from IFC, after satisfying certain conditions to disbursement, and SPML and SPML Land pledged certain assets as collateral supporting SPML’s repayment obligations. The Company guaranteed SPML’s obligations to IFC. As of July 4, 2010, SPML had not borrowed any funds under the mortgage loan agreement.

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

Index

Letter of Credit Facility with Deutsche Bank

On April 12, 2010, the Company and certain subsidiaries of the Company entered into a letter of credit facility agreement with Deutsche Bank, as issuing bank and as administrative agent, and the financial institutions parties thereto from time to time. The letter of credit facility provides for the issuance, upon request by the Company, of letters of credit by the issuing bank in order to support obligations of the Company, in an aggregate amount not to exceed $350.0 million (or up to $400.0 million upon the agreement of the parties). Each letter of credit issued under the letter of credit facility must have an expiration date no later than the earlier of the second anniversary of the issuance of that letter of credit and April 12, 2013, except that: (i) a letter of credit may provide for automatic renewal in one-year periods, not to extend later than April 12, 2013; and (ii) up to $100.0 million in aggregate amount of letters of credit, if cash-collateralized, may have expiration dates no later than the fifth anniversary of the closing of the letter of credit facility. For outstanding letters of credit under the letter of credit facility the Company pays a fee of 0.50% plus any applicable issuances fees charged by its issuing and correspondent banks. The Company also pays a commitment fee of 0.20% on the unused portion of the facility.

In connection with the entry into the letter of credit facility, the Company entered into a cash security agreement with Deutsche Bank, granting a security interest in a collateral account to collateralize its obligations in connection with any letters of credit that might be issued under the letter of credit facility. The Company is required to maintain in the collateral account cash and securities equal to at least 50% of the dollar-denominated obligations under the issued letters of credit, and 55% of the non-dollar-denominated obligations under the issued letters of credit. The obligations of the Company are also guaranteed by SunPower North America, LLC and SunPower Corporation, Systems, both wholly-owned subsidiaries of the Company, who, together with the Company, have granted a security interest, in certain of their accounts receivable and inventory to Deutsche Bank to collateralize the Company’s obligations. The letter of credit facility includes representations, covenants, and events of default customary for financing transactions of this type.

As of July 4, 2010, letters of credit issued under the letter of credit facility totaled $179.6 million and were collateralized by short-term and long-term restricted cash of $4.9 million and $89.2 million, respectively, on the Condensed Consolidated Balance Sheet.

Amended Credit Agreement with Wells Fargo

On April 12, 2010, the Company entered into an amendment of its credit agreement with Wells Fargo. Under the amended credit agreement, letters of credit outstanding under the collateralized letter of credit facility will remain outstanding through October 12, 2010. On April 26, 2010, the uncollateralized letter of credit subfeature expired and as of July 4, 2010 all outstanding letters of credit on the subfeature had been moved to either the Deutsche Bank letter of credit facility or the Wells Fargo collateralized letter of credit facility. Letters of credit totaling $61.7 million were issued by Wells Fargo under the collateralized letter of credit facility as of July 4, 2010 and were collateralized by short-term and long-term restricted cash of $2.4 million and $64.8 million, respectively, on the Condensed Consolidated Balance Sheet. Letters of credit totaling $150.7 million were issued by Wells Fargo under the collateralized letter of credit facility as of January 3, 2010 and were collateralized by short-term and long-term restricted cash of $61.9 million and $99.7 million, respectively, on the Condensed Consolidated Balance Sheet. The Company pays a fee of 0.2% to 0.4% depending on maturity for outstanding letters of credit under the collateralized letter of credit facility.

In connection with the amended credit agreement, the Company entered into a security agreement with Wells Fargo, granting a security interest in a securities account and a deposit account to collateralize its obligations in connection with any letters of credit that might be issued under the collateralized letter of credit facility. SunPower North America, LLC and SunPower Corporation, Systems, both wholly-owned subsidiaries of the Company, also entered into an associated continuing guaranty with Wells Fargo. The terms of the amended credit agreement include certain conditions to borrowings, representations and covenants, and events of default customary for financing transactions of this type.

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

	Three Months Ended		Six Months Ended
(In thousands)	July 4, 2010	June 28, 2009	July 4, 2010	June 28, 2009
Net income (loss)	$(6,216)	$14,324	$6,357	$4,472
Other comprehensive income (loss):
Translation adjustment	1,563	2,550	1,734	(14,058)
Unrealized gain (loss) on derivatives	36,216	(21,627)	62,279	3,939
Unrealized gain on investments	—	—	—	8
Estimated provision for income taxes	(4,248)	2,659	(7,276)	(373)
Net change in accumulated other comprehensive income (loss)	33,531	(16,418)	56,737	(10,484)
Total comprehensive income (loss)	$27,315	$(2,094)	$63,094	$(6,012)

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

The Company is required to recognize derivative instruments as either assets or liabilities at fair value in its Condensed Consolidated Balance Sheets. The Company utilizes the income approach to calculate the fair value of its option and forward contracts based on market volatilities, spot rates, interest differentials and credit default swaps rates from published sources. The following table presents information about the Company’s hedge instruments measured at fair value on a recurring basis as of July 4, 2010 and January 3, 2010, all of which utilize Level 2 inputs under the fair value hierarchy:

(In thousands)	Balance Sheet Classification	July 4, 2010	January 3, 2010
Assets	Prepaid expenses and other current assets
Derivatives designated as hedging instruments:
Foreign currency option contracts		$54,139	$—
Foreign currency forward exchange contracts		1,780	—
		$55,919	$—
Derivatives not designated as hedging instruments:
Foreign currency option contracts		$7,380	$4,936
Foreign currency forward exchange contracts		26,937	64
		$34,317	$5,000
Liabilities	Accrued liabilities
Derivatives designated as hedging instruments:
Foreign currency option contracts		$2,100	$—
Foreign currency forward exchange contracts		450	—
		$2,550	$—
Derivatives not designated as hedging instruments:
Foreign currency option contracts		$7,381	$—
Foreign currency forward exchange contracts		1,194	27,354
		$8,575	$27,354

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

The following tables summarize the amount of unrealized gain (loss) recognized in “Accumulated other comprehensive income (loss)” (“OCI”) in “Stockholders’ equity” in the Condensed Consolidated Balance Sheets:

	Unrealized Gain (Loss) Recognized in OCI (Effective Portion)
(In thousands)	As of July 4, 2010	As of January 3, 2010
Derivatives designated as cash flow hedges:	$63,414	$(41,902)

Index

	Three Months Ended
	Gain (Loss) Reclassified from OCI to Revenue (Effective Portion)		Gain (Loss) Recognized in Other, Net on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)
(In thousands)	July 4, 2010	June 28, 2009	July 4, 2010	June 28, 2009
Derivatives designated as cash flow hedges:	$9,670	$—	$(6,265)	$—

	Six Months Ended
	Gain (Loss) Reclassified from OCI to Revenue (Effective Portion)		Gain (Loss) Recognized in Other, Net on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)
(In thousands)	July 4, 2010	June 28, 2009	July 4, 2010	June 28, 2009
Derivatives designated as cash flow hedges:	$13,780	$—	$(8,267)	$—

	Three Months Ended
	Gain (Loss) Reclassified from OCI to Cost of Revenue (Effective Portion)		Gain (Loss) Recognized in Other, Net on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)
(In thousands)	July 4, 2010	June 28, 2009	July 4, 2010	June 28, 2009
Derivatives designated as cash flow hedges:	$—	$—	$—	$(571)

	Six Months Ended
	Gain (Loss) Reclassified from OCI to Cost of Revenue (Effective Portion)		Gain (Loss) Recognized in Other, Net on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)
(In thousands)	July 4, 2010	June 28, 2009	July 4, 2010	June 28, 2009
Derivatives designated as cash flow hedges:	$(12,478)	$(125)	$—	$(2,534)

The following table summarizes the amount of gain (loss) recognized in “Other, net” in the Condensed Consolidated Statement of Operations in the three and six months ended July 4, 2010 and July 28, 2009:

	Three Months Ended		Six Months Ended
(In thousands)	July 4, 2010	June 28, 2009	July 4, 2010	June 28, 2009
Derivatives not designated as hedging instruments:	$22,000	$(2,148)	$37,390	$(3,986)

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

Index

As of July 4, 2010, the Company had designated outstanding hedge option contracts and forward contracts with an aggregate notional value of $528.4 million and $311.2 million, respectively. The maturity dates of the outstanding contracts as of July 4, 2010 range from July 2010 to September 2011. During the second quarter of fiscal 2010 the Company entered into additional designated cash flow hedges to protect certain portions of its anticipated non-functional currency cash flows related to foreign denominated revenues. The Company designates gross revenue or intercompany revenue up to its net economic exposure. These derivatives have a maturity of one year or less and consist or foreign currency option and forward contracts. The effective portion of these cash flow hedges are reclassified into revenue when third party revenue is recognized in the Condensed Consolidated Statements of Operations.

The Company expects to reclassify substantially all of its net gains related to these option and forward contracts that are included in accumulated other comprehensive income as of July 4, 2010 to revenue in fiscal 2010 and 2011. Cash flow hedges are tested for effectiveness each period based on changes in the spot rate applicable to the hedge contracts against the present value period to period change in spot rates applicable to the hedged item using regression analysis. The change in the time value of the options as well as the cost of forward points (the difference between forward and spot rates at inception) on forward exchange contracts are excluded from the Company’s assessment of hedge effectiveness. The premium paid or time value of an option whose strike price is equal to or greater than the market price on the date of purchase is recorded as an asset in the Condensed Consolidated Balance Sheets. Thereafter, any change to this time value and the cost of forward points is included in “Other, net” in the Condensed Consolidated Statements of Operations.

Non-Designated Derivates Hedging Cash Flow Exposure

As of January 3, 2010, the Company had non-designated outstanding cash flow hedge option contracts and forward contracts with an aggregate notional value of $228.1 million and $23.8 million, respectively. Prior to November 20, 2009, changes in fair value of the effective portion of hedge contracts were recorded in “Accumulated other comprehensive income (loss)” in “Stockholders’ equity” in the Condensed Consolidated Balance Sheets. Amounts deferred in accumulated other comprehensive (income) loss were reclassified to “Cost of revenue” in the Condensed Consolidated Statements of Operations in the periods in which the hedged exposure impacted earnings. The Company discontinued hedge accounting for its cash flow hedges as of November 20, 2009 when it had outstanding cash flow hedge option contracts and forward contracts with an aggregate notional value of $108.4 million and $23.8 million, respectively. The Company reclassified all of its net losses related to these option and forward contracts that were included in “Accumulated other comprehensive loss” as of January 3, 2010 to “Cost of revenue” in the first quarter of fiscal 2010. As of July 4, 2010, the Company had no non-designated outstanding hedge option contracts and forward contracts that were hedging the cash flow exposure.

Non-Designated Derivates Hedging Transaction Exposure

Other derivatives not designated as hedging instruments consist of forward contracts used to hedge remeasurement of foreign currency denominated monetary assets and liabilities primarily for intercompany transactions, receivables from customers, prepayments to suppliers and advances received from customers. Changes in exchange rates between the Company’s subsidiaries’ functional currencies and the currencies in which these assets and liabilities are denominated can create fluctuations in the Company’s reported consolidated financial position, results of operations and cash flows. The Company enters into forward contracts, which are originally designated as cash flow hedges, and de-designates them upon recognition of the anticipated transaction to protect resulting non-functional currency monetary assets. These forward contracts as well as additional forward contracts are entered into to hedge foreign currency denominated monetary assets and liabilities against the short-term effects of currency exchange rate fluctuations. The Company records its derivative contracts that are not designated as hedging instruments at fair value with the related gains or losses recorded in “Other, net” in the Condensed Consolidated Statements of Operations. The gains or losses on these contracts are substantially offset by transaction gains or losses on the underlying balances being hedged. As of July 4, 2010 and January 3, 2010, the Company held forward contracts with an aggregate notional value of $271.9 million and $442.6 million, respectively, to hedge balance sheet exposure. These forward contracts have maturities of three month or less.

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

Note 15. INCOME TAXES

In the three and six months ended July 4, 2010, the Company’s income tax provision of $47.0 million and $16.1 million, respectively, on income from continuing operations before income taxes and equity in earnings of unconsolidated investees of $30.9 million and $9.4 million, respectively, was primarily due to domestic and foreign income in certain jurisdictions, nondeductible amortization of purchased intangible assets, non deductible equity compensation, amortization of debt discount from convertible debentures, gain on change in equity interest in Woongjin Energy, mark-to-market fair value adjustments, changes in the valuation allowance on deferred tax assets and discrete stock option deductions. In the three and six months ended June 28, 2009, the Company’s income tax benefit of $5.2 million and $24.4 million, respectively, on income of $6.0 million and a loss of $24.3 million before income taxes and equity in earnings of unconsolidated investees, respectively, was primarily attributable to domestic and foreign income taxes in certain jurisdictions where the Company’s operations were profitable, net of nondeductible amortization of purchased other intangible assets, discrete stock option deductions and the discrete non-cash non-taxable gain on purchased options of $21.2 million. The Company’s interim period tax provision or benefit is estimated based on the expected annual worldwide tax rate and takes into account the tax effect of discrete items.

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

The following is a summary of other outstanding anti-dilutive potential common stock:

	As of
(In thousands)	July 4, 2010	June 28, 2009
Stock options	350	407
Restricted stock units	1,900	2,014

The following table presents the calculation of basic and diluted net income (loss) per share:

	Three Months Ended		Six Months Ended
(In thousands, except per share data)	July 4, 2010	June 28, 2009	July 4, 2010	June 28, 2009
Basic net income (loss) per share:
Net income (loss)	$(6,216)	$14,324	$6,357	$4,472
Less: Undistributed earnings allocated to unvested restricted stock awards (1)	—	(52)	(13)	(19)
Net income (loss) available to common stockholders	$(6,216)	$14,272	$6,344	$4,453

Basic weighted-average common shares	95,564	90,873	95,359	87,311

Basic net income (loss) per share	$(0.07)	$0.16	$0.07	$0.05

Diluted net income (loss) per share:
Net income (loss)	$(6,216)	$14,324	$6,357	$4,472
Less: Undistributed earnings allocated to unvested restricted stock awards (1)	—	(51)	(12)	(19)
Diluted net income (loss)	$(6,216)	$14,273	$6,345	$4,453

Basic weighted-average common shares	95,564	90,873	95,359	87,311
Effect of dilutive securities:
Stock options	—	1,625	1,124	1,700
Restricted stock units	—	142	161	99
Diluted weighted-average common shares	95,564	92,640	96,644	89,110

Diluted net income (loss) per share	$(0.07)	$0.15	$0.07	$0.05

(1)	Losses are not allocated to unvested restricted stock awards because such awards do not contain an obligation to participate in losses.

Index

Holders of the Company’s 4.75% debentures may convert the debentures into shares of the Company’s class A common stock, at the applicable conversion rate, at any time on or prior to maturity (see Note 12). The 4.75% debentures are included in the calculation of diluted net income per share if their inclusion is dilutive under the if-converted method. There were no dilutive potential common shares under the 4.75% debentures in each of the three and six months ended July 4, 2010 and June 28, 2009.

Holders of the Company’s 1.25% debentures and 0.75% debentures may, under certain circumstances at their option, convert the debentures into cash and, if applicable, shares of the Company’s class A common stock at the applicable conversion rate, at any time on or prior to maturity (see Note 12). The 1.25% debentures and 0.75% debentures are included in the calculation of diluted net income per share if their inclusion is dilutive under the treasury-stock-type method. The Company’s average stock price during the first half of fiscal 2010 and 2009 did not exceed the conversion price for the 1.25% debentures and 0.75% debentures. Under the treasury-stock-type method, the Company’s 1.25% debentures and 0.75% debentures will generally have a dilutive impact on net income per share if the Company’s average stock price for the period exceeds the conversion price for the debentures.

Note 17. STOCK-BASED COMPENSATION

The following table summarizes the consolidated stock-based compensation expense by line item in the Condensed Consolidated Statements of Operations:

	Three Months Ended		Six Months Ended
(In thousands)	July 4, 2010	June 28, 2009	July 4, 2010	June 28, 2009
Cost of revenue:
Utility and power plants	$1,632	$2,053	$2,823	$2,560
Residential and commercial	2,327	2,504	3,818	2,893
Research and development	2,253	1,566	3,936	2,913
Sales, general and administrative	5,379	5,953	11,822	12,764
Total stock-based compensation expense	$11,591	$12,076	$22,399	$21,130

The following table summarizes the consolidated stock-based compensation expense, by type of awards:

	Three Months Ended		Six Months Ended
(In thousands)	July 4, 2010	June 28, 2009	July 4, 2010	June 28, 2009
Employee stock options	$25	$1,270	$902	$2,298
Restricted stock awards and units	11,566	9,431	22,381	19,515
Shares and options released from re-vesting restrictions	—	—	—	168
Change in stock-based compensation capitalized in inventory	—	1,375	(884)	(851)
Total stock-based compensation expense	$11,591	$12,076	$22,399	$21,130

Note 18. SEGMENT AND GEOGRAPHICAL INFORMATION

In the second quarter of fiscal 2010, the Company changed its segment reporting from the Components Segment and Systems Segment to the UPP Segment and R&C Segment. The CODMs assess the performance of the UPP Segment and R&C Segment using information about their revenue and gross margin after adding back certain non-cash expenses such as amortization of intangible assets, stock-based compensation expense and interest expense. In addition, the CODMs assess the performance of the UPP Segment and R&C Segment after adding back the results of discontinued operations to revenue and gross margin. The following tables present revenue by segment, cost of revenue by segment and gross margin by segment, revenue by geography and revenue by significant customer. Revenue is based on the destination of the shipments. Historical results have been recast under the new re-segmentation.

Index

	Three Months Ended		Six Months Ended
(As a percentage of total revenue)	July 4, 2010	June 28, 2009	July 4, 2010	June 28, 2009
Revenue by geography:
United States	34%	49%	32%	55%
Europe:
Germany	20%	21%	19%	17%
Italy	21%	16%	19%	15%
Other	15%	8%	20%	7%
Rest of world	10%	6%	10%	6%
	100%	100%	100%	100%
Revenue by segment (in thousands):
Utility and power plants (as reviewed by CODMs)	$127,904	$124,295	$271,998	$233,551
Revenue earned by discontinued operations	(7,905)	—	(7,905)	—
Utility and power plants	$119,999	$124,295	$264,093	$233,551

Residential and commercial	$264,239	$175,046	$467,419	$277,433

Cost of revenue by segment (in thousands):
Utility and power plants (as reviewed by CODMs)	$94,543	$111,671	$203,690	$205,842
Amortization of intangible assets	774	683	1,463	1,366
Stock-based compensation expense	1,632	2,053	2,823	2,560
Non-cash interest expense	275	561	676	844
Utility and power plants	$97,224	$114,968	$208,652	$210,612

Residential and commercial (as reviewed by CODMs)	$194,318	$138,400	$354,304	$219,448
Amortization of intangible assets	2,125	2,112	4,249	4,222
Stock-based compensation expense	2,327	2,504	3,818	2,893
Non-cash interest expense	393	679	895	896
Residential and commercial	$199,163	$143,695	$363,266	$227,459

Gross margin by segment:
Utility and power plants (as reviewed by CODMs)	26%	10%	25%	12%
Residential and commercial (as reviewed by CODMs)	26%	21%	24%	21%
Utility and power plants	19%	8%	21%	10%
Residential and commercial	25%	18%	22%	18%

		Three Months Ended		Six Months Ended
(As a percentage of total revenue)		July 4, 2010	June 28, 2009	July 4, 2010	June 28, 2009
Significant Customers:	Business Segment
Florida Power & Light Company	Utility and power plants	*	19%	*	22%

*	denotes less than 10% during the period

Note 19. SUBSEQUENT EVENTS

On July 5, 2010, the joint venture closed between the Company, through SPTL, AUOSP, and AUO. Under the terms of the joint venture agreement, the Company, through SPTL, and AUO each own 50% of the AUOSP joint venture (see Note 11).

On August 2, 2010, holders required the Company to repurchase $143.3 million in principal amount of their 0.75% debentures at a cash price of 100% of the principal amount plus accrued and unpaid interest (see Note 12).

On August 5, 2010, the Company entered into a Euro 48 million definitive sale and purchase agreement to sell the equity in the first two phases of the solar power park in Montalto di Castro, Italy, including the Cassiopea project company (see Note 3).

On August 12, 2010, Energy Ray repaid its current account overdraft balance in full with Piraeus Bank which eliminated the need to provide cash collateral (see Note 12).

Index

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are statements that do not represent historical facts and may be based on underlying assumptions. We use words such as “may,” “will,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential” and “continue” to identify forward-looking statements in this Quarterly Report on Form 10-Q including our plans and expectations regarding future financial results, operating results, business strategies, projected costs, products, competitive positions, management’s plans and objectives for future operations, the success of our joint ventures, liquidity and our ability to obtain financing, capital expenditures, outcome of litigation, our exposure to foreign exchange, interest and credit risk, and industry trends. Such forward-looking statements are based on information available to us as of the date of this Quarterly Report on Form 10-Q and involve a number of risks and uncertainties, some beyond our control, that could cause actual results to differ materially from those anticipated by these forward-looking statements. Please see “PART II. OTHER INFORMATION, Item 1A: Risk Factors” and our other filings with the Securities and Exchange Commission, including our Annual Report on Form 10-K for the year ended January 3, 2010, for additional information on risks and uncertainties that could cause actual results to differ. These forward-looking statements should not be relied upon as representing our views as of any subsequent date, and we are under no obligation to, and expressly disclaim any responsibility to, update or alter our forward-looking statements, whether as a result of new information, future events or otherwise.

The following information should be read in conjunction with the Condensed Consolidated Financial Statements and the accompanying Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q. The following information reflects the impact of the restatement of our previously issued condensed consolidated financial statements for the three and six months ended June 28, 2009. Our fiscal quarters end on the Sunday closest to the end of the applicable calendar quarter. All references to fiscal periods apply to our fiscal quarters or year.

Adjustment to Previously Announced Preliminary Quarterly Results

The net loss per share for the three months ended July 4, 2010 reported in this quarterly report on Form 10-Q differs from our previously announced preliminary results by $0.01 since we incorrectly allocated losses of $10,000 to unvested restricted stock awards, which amount changed the rounding from a loss of $0.06 to $0.07 per share for the three months ended July 4, 2010. Net income per share for the six months ended July 4, 2010 was not affected. For additional details regarding how we calculate net income (loss) per share under the two-class method see Note 16 of Notes to our Consolidated Financial Statements.

Index

General Overview

We are a vertically integrated solar products and services company that designs, manufactures and delivers high-performance solar electric systems worldwide for residential, commercial and utility-scale power plant customers. Of all the solar cells available for the mass market, we believe our solar cells have the highest conversion efficiency, a measurement of the amount of sunlight converted by the solar cell into electricity.

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

Our solar power systems are designed to generate electricity over a system life typically exceeding 25 years and are principally designed to be used in large-scale applications with system ratings of typically more than 500 KWac. Worldwide, we have more than 600 MWac of SunPower solar power plant systems operating or under contract. We sell distributed rooftop and ground-mounted solar power systems as well as central-station power plants around the globe. In the United States, distributed solar power systems are typically: (i) rated at more than 500 KWac of capacity to provide a supplemental, distributed source of electricity for a customer’s facility; as well as (ii) ground mount systems reaching up to 250 MWac for regulated utilities. In the United States, many customers choose to purchase solar electricity under a power purchase agreement (“PPA”) with a financing company that buys the system from us. In Europe, our products and systems are typically purchased by a financing company and operated as central-station solar power plants. These power plants are rated with capacities of approximately one to thirty MWac, and generate electricity for sale under tariff to private and public utilities. These markets are subject to industry-specific seasonal fluctuations.

Unit of Power

When referring to our facilities’ manufacturing capacity, the unit of electricity in watts for kilowatts (“KW”), megawatts (“MW”) and gigawatts (“GW”) is direct current (“dc”). When referring to our solar power plant systems, the unit of electricity in watts for KW, MW and GW is alternating current (“ac”).

Discontinued Operations

In connection with our acquisition of SunRay Malta Holdings Limited (“SunRay”) on March 26, 2010, we acquired a SunRay project company, Cassiopea PV S.r.l (“Cassiopea”), operating a previously completed 20 MWac solar power plant in Montalto di Castro, Italy. In the period in which a component of our Company is classified as held-for-sale, we are required to present the related assets, liabilities and results of operations as discontinued operations. As of July 4, 2010, we had not sold Cassiopea and its assets and liabilities are classified as discontinued operations on our Condensed Consolidated Balance Sheet. In addition, Cassiopea’s results of operations for the three and six months ended July 4, 2010 were classified as “Income from discontinued operations, net of taxes” in our Condensed Consolidated Statements of Operations. On August 5, 2010, we entered into an agreement providing for the sale of Cassiopea. Unless otherwise stated, the discussion below pertains to our continuing operations. See Notes 3 and 19 of Notes to our Condensed Consolidated Financial Statements.

Index

Business Segments Overview

On January 25, 2010, we announced that we planned to establish a profit and loss organizational structure to better align our sales, construction, engineering and customer service teams based on end-customer segments rather than by sales channel.  In the second quarter of fiscal 2010, we changed our segment reporting from our Components Segment and Systems Segment to our Utility and Power Plants (“UPP”) Segment and Residential and Commercial (“R&C”) Segment. Historically, Components Segment sales were generally solar cells and solar panels sold to a third-party dealer or original equipment manufacturer (“OEM”) who would re-sell the product to the eventual customer, while Systems Segment sales were generally complete turn-key offerings sold directly to the end customer. Under the new segmentation, our UPP Segment refers to our large-scale solar products and systems business, which includes power plant project development and project sales, turn-key engineering, procurement and construction (“EPC”) services for power plant construction, and power plant operations and maintenance (“O&M”) services. The UPP Segment also has responsibility for our components business, which includes large volume sales of solar panels to third parties, often on a multi-year, firm commitment basis, and is a reflection of the growing demand of our utilities and other large-scale industrial solar equipment customers. Our R&C Segment focuses on solar equipment sales into the residential and small commercial market through our third-party global dealer network, as well as direct sales and EPC and O&M services for the commercial and public sectors installing rooftop and ground-mounted solar systems. Our President and Chief Executive Officer, as the chief operating decision maker (“CODM”), has organized our Company and manages resource allocations and measures performance of our Company’s activities among these two segments.

Restatement of Previously Issued Condensed Consolidated Financial Statements

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

The nature and effect of the restatements resulting from the Audit Committee’s independent investigation, including the impact to the previously issued interim condensed consolidated financial statements, were provided in our Company’s Annual Report on Form 10-K for the year ended January 3, 2010. Prior year reports on Form 10-Q were restated and filed on May 3, 2010 by submission of Forms 10-Q/A. The amounts presented in this Form 10-Q reflect the restatements filed in these amendments. For additional information regarding our Company’s disclosure controls and procedures see Part I — “Item 4: Controls and Procedures” in our Company’s Quarterly Report on Form 10-Q for the quarter ended July 4, 2010.

Critical Accounting Policies and Estimates

For a description of the critical accounting policies that affect our more significant judgments and estimates used in the preparation of our Condensed Consolidated Financial Statements, refer to our Annual Report on Form 10-K for the year ended January 3, 2010 filed with the Securities and Exchange Commission (“SEC”).

Recently Adopted Accounting Guidance and Issued Accounting Guidance Not Yet Adopted

For a description of accounting changes and issued accounting guidance not yet adopted, including the expected dates of adoption and estimated effects, if any, in our Condensed Consolidated Financial Statements, see Note 1 of Notes to our Condensed Consolidated Financial Statements.

Index

Results of Operations for the Three and Six Months Ended July 4, 2010 and June 28, 2009

Revenue

	Three Months Ended		Six Months Ended
(Dollars in thousands)	July 4, 2010	June 28, 2009	July 4, 2010	June 28, 2009
Utility and power plants	$119,999	$124,295	$264,093	$233,551
Residential and commercial	264,239	175,046	467,419	277,433
Total revenue	$384,238	$299,341	$731,512	$510,984

Total Revenue:  During the three and six months ended July 4, 2010, our total revenue of $384.2 million and $731.5 million, respectively, represented an increase of 28% and 43%, respectively, from total revenue reported in each of the comparable periods of fiscal 2009. The increase in our total revenue during the three and six months ended July 4, 2010 compared to the same periods in fiscal 2009 is attributable to growing demand for our solar power products in the residential and commercial markets, particularly in the United States, Germany and Italy, partially offset by deferred revenue recognition experienced by our UPP Segment. Revenue in our UPP Segment is susceptible to large fluctuations from quarter to quarter. Our UPP Segment is dependent on large scale projects and often a single project can account for a material portion of our total revenue in a given quarter. In some cases, a delayed sale of a project could require us to recognize a gain on the sale of assets instead of recognizing revenue.

Sales outside the United States represented 66% and 68% of our total revenue for the three and six months ended July 4, 2010, respectively, as compared to 51% and 45% of our total revenue for the three and six months ended June 28, 2009, respectively, representing a shift in the revenue by geography due to: (i) the then ongoing construction of a 25 MWac solar power plant in Desoto County, Florida for Florida Power & Light Company (“FPL”) in the first half of fiscal 2009 that was completed in the third quarter of fiscal 2009; and (ii) the continuous growth of our third-party global dealer network.

Concentrations: No customer accounted for 10 percent or more of our total revenue in the three and six months ended July 4, 2010. We had one customer that accounted for 10 percent or more of our total revenue in the three and six months ended June 28, 2009 as follows:

		Three Months Ended		Six Months Ended
(As a percentage of total revenue)		July 4, 2010	June 28, 2009	July 4, 2010	June 28, 2009
Significant Customer:	Business Segment
FPL	Utility and power plants	*	19%	*	22%

*	denotes less than 10% during the period

UPP Revenue: Our UPP revenue for the three and six months ended July 4, 2010 was $120.0 million and $264.1 million, respectively, which accounted for 31% and 36%, respectively, of our total revenue. Our UPP revenue for the three and six months ended June 28, 2009 was $124.3 million and $233.6 million, respectively, which accounted for 42% and 46%, respectively, of our total revenue. During the three and six months ended July 4, 2010, our UPP revenue decreased 3% and increased 13%, respectively, as compared to revenue earned in the three and six months ended June 28, 2009, respectively, due to increased sales through our components business, offset by decreased revenue related to utility scale projects as a result of the deferral of revenue recognition on projects under construction.

FPL was a significant customer to the UPP Segment during the three and six months ended June 28, 2009 due to the then ongoing construction of a 25 MWac solar power plant in Desoto County, Florida.

R&C Revenue:  Our R&C revenue for the three and six months ended July 4, 2010 was $264.2 million and $467.4 million, respectively, or 69% and 64%, respectively, of our total revenue. R&C revenue for the three and six months ended June 28, 2009 was $175.0 million and $277.4 million, respectively, or 58% and 54%, respectively, of our total revenue. During the three and six months ended July 4, 2010, our R&C revenue increased 51% and 68%, respectively, as compared to revenue earned in the three and six months ended June 28, 2009, respectively, primarily due to growing demand for our solar power products in the United States, Germany and Italy due to the growth of our third-party global dealer network.

Cost of Revenue

Details to cost of revenue by segment:

	Three Months Ended
	Utility and Power Plants		Residential and Commercial		Consolidated
(Dollars in thousands)	July 4, 2010	June 28, 2009	July 4, 2010	June 28, 2009	July 4, 2010	June 28, 2009
Amortization of other intangible assets	$774	$683	$2,125	$2,112	$2,899	$2,795
Stock-based compensation	1,632	2,053	2,327	2,504	3,959	4,557
Non-cash interest expense	275	561	393	679	668	1,240
Materials and other cost of revenue	94,543	111,671	194,318	138,400	288,861	250,071
Total cost of revenue	$97,224	$114,968	$199,163	$143,695	$296,387	$258,663
Total cost of revenue as a percentage of revenue	81%	92%	75%	82%	77%	86%
Total gross margin percentage	19%	8%	25%	18%	23%	14%

Index

	Six Months Ended
	Utility and Power Plants		Residential and Commercial		Consolidated
(Dollars in thousands)	July 4, 2010	June 28, 2009	July 4, 2010	June 2, 2009	July 4, 2010	June 28, 2009
Amortization of other intangible assets	$1,463	$1,366	$4,249	$4,222	$5,712	$5,588
Stock-based compensation	2,823	2,560	3,818	2,893	6,641	5,453
Non-cash interest expense	676	844	895	896	1,571	1,740
Materials and other cost of revenue	203,690	205,842	354,304	219,448	557,994	425,290
Total cost of revenue	$208,652	$210,612	$363,266	$227,459	$571,918	$438,071
Total cost of revenue as a percentage of revenue	79%	90%	78%	82%	78%	86%
Total gross margin percentage	21%	10%	22%	18%	22%	14%

Total Cost of Revenue:  We had 16 and 14 solar cell manufacturing lines in our two facilities as of July 4, 2010 and June 28, 2009, respectively, with a total rated annual solar cell manufacturing capacity of 574 MWdc and 494 MWdc, respectively. In each of the three and six months ended July 4, 2010, our two solar cell manufacturing facilities operated at 85% capacity, producing 137.9 MWdc and 273.3 MWdc, respectively. During the three and six months ended June 28, 2009, our two solar cell manufacturing facilities operated at 45% and 59% capacity, respectively, producing 63.6 megawatts and 157.3 megawatts, respectively. During the three and six months ended July 4, 2010, our total cost of revenue was $296.4 million and $571.9 million, respectively, which represented increases of 15% and 31%, respectively, compared to the total cost of revenue reported in the comparable periods of fiscal 2009. The increase in total cost of revenue corresponds with the increase of 28% and 43% in total revenue during the three and six months ended July 4, 2010, respectively, compared to the same periods in fiscal 2009. As a percentage of total revenue, our total cost of revenue decreased to 77% and 78% in the three and six months ended July 4, 2010, respectively, compared to 86% in each of the three and six months ended June 28, 2009. This decrease in total cost of revenue as a percentage of total revenue is reflective of (i) decreased costs of polysilicon; (ii) improved manufacturing economies of scale associated with markedly higher production volume; and (iii) reduced charges for inventory write-downs related to declining average selling prices of third-party solar panels of zero and $0.6 million in the three and six months ended July 4, 2010, respectively, as compared to $3.8 million and $4.2 million in the three and six months ended June 28, 2009.

UPP Gross Margin: Gross margin was $22.8 million and $55.4 million for the three and six months ended July 4, 2010, respectively, or 19% and 21%, respectively, of UPP revenue. Gross margin was $9.3 million and $22.9 million for the three and six months ended June 28, 2009, respectively, or 8% and 10%, respectively, of UPP revenue. Gross margin increased due to a greater proportion of sales through our components business which typically have a higher gross margin percentage than our utility projects. This greater proportion of component sales is due to deferred revenue recognition on projects under construction in Italy until the projects are financed and sold to third parties.

R&C Gross Margin: Gross margin was $65.1 million and $104.2 million for the three and six months ended July 4, 2010, respectively, or 25% and 22%, respectively, of R&C revenue. Gross margin was $31.3 million and $50.0 million for the three and six months ended June 28, 2009, respectively, or 18% each of R&C revenue. Gross margin increased primarily due to better silicon utilization, and continued reduction in silicon costs and higher volume, resulting in increased economies of scale in production. In addition, inventory written-down in fiscal 2009 that were sold in the first half of fiscal 2010 improved our gross margin by an immaterial amount in the three and six months ended July 4, 2010.

Research and Development

	Three Months Ended		Six Months Ended
(Dollars in thousands)	July 4, 2010	June 28, 2009	July 4, 2010	June 28, 2009
Stock-based compensation	$2,253	$1,566	$3,936	$2,913
Other research and development	8,953	5,371	17,677	11,904
Total research and development	$11,206	$6,937	$21,613	$14,817
Total research and development as a percentage of revenue	3%	2%	3%	3%

Index

During the three and six months ended July 4, 2010, our research and development expense was $11.2 million and $21.6 million, respectively, which represents increases of 62% and 46%, respectively, from research and development expense reported in the comparable periods of fiscal 2009. The increase in spending during the three and six months ended July 4, 2010 as compared to the same periods in fiscal 2009 resulted primarily from: (i) personnel costs as a result of an increase in headcount; and (ii) costs related to the improvement of our current generation solar cell manufacturing technology, development of our third generation of solar cells, development of next generation solar panels, development of next generation trackers and rooftop systems, and development of systems performance monitoring products. These increases were partially offset by grants and cost reimbursements received from various government entities in the United States of $2.1 million and $3.9 million in the three and six months ended July 4, 2010, respectively, compared to $0.5 million and $2.3 million in the three and six months ended June 28, 2009, respectively.

Sales, General and Administrative
	Three Months Ended		Six Months Ended
(Dollars in thousands)	July 4, 2010	June 28, 2009	July 4, 2010	June 28, 2009
Amortization of other intangible assets	$8,803	$1,303	$10,749	$2,562
Stock-based compensation	5,379	5,953	11,822	12,764
Other sales, general and administrative	64,194	35,519	120,085	69,853
Total sales, general and administrative	$78,376	$42,775	$142,656	$85,179
Total sales, general and administrative as a percentage of revenue	20%	14%	20%	17%

During the three and six months ended July 4, 2010, our sales, general and administrative (“SG&A”) expense was $78.4 million and $142.7 million, respectively, which represents increases of 83% and 67%, respectively, from SG&A expense reported in the comparable periods of fiscal 2009. The increase in our SG&A expense during the three and six months ended July 4, 2010 as compared to the same periods in fiscal 2009 resulted primarily from: (i) SunRay’s operating and development expenses being consolidated into our financial results from March 26, 2010 through July 4, 2010; (ii) higher amortization of other intangible assets related to project assets acquired from SunRay; (iii) sales and marketing spending to expand our third-party global dealer network and global branding initiatives; (iv) $4.4 million of expenses incurred in the first quarter of fiscal 2010 associated with our Audit Committee independent investigation of certain accounting entries primarily related to cost of goods sold by our Philippines operations; and (v) $6.5 million incurred in the first half of fiscal 2010 of SunRay acquisition-related costs such as legal, accounting, valuation and other professional services.

Other Income (Expense), Net

	Three Months Ended		Six Months Ended
(Dollars in thousands)	July 4, 2010	June 28, 2009	July 4, 2010	June 28, 2009
Interest income	$279	$765	$552	$1,949
Total interest income as a percentage of revenue	—%	—%	—%	—%
Non-cash interest expense	$(8,710)	$(4,910)	$(14,197)	$(9,581)
Other interest expense	(10,600)	(4,853)	(16,053)	(6,453)
Total interest expense	$(19,310)	$(9,763)	$(30,250)	$(16,034)
Total interest expense as a percentage of revenue	5%	3%	4%	3%
Gain on change in equity interest in unconsolidated investee	$28,348	$—	$28,348	$—
Total gain on change in equity interest in unconsolidated investee as a percentage of revenue	7%	—%	4%	—%
Gain on mark-to-market derivatives	$34,070	$21,193	$31,852	$21,193
Total gain on mark-to-market derivatives as a percentage of revenue	9%	7%	4%	4%
Other, net	$(10,806)	$2,807	$(16,397)	$(4,350)
Total other, net as a percentage of revenue	3%	1%	2%	1%

Interest income represents interest income earned on our cash, cash equivalents, restricted cash, restricted cash equivalents and available-for-sale securities. The decrease in interest income of 64% and 72% in the three and six months ended July 4, 2010, respectively, as compared to the same periods in fiscal 2009 resulted from lower interest rates earned on cash holdings.

Index

Interest expense during the three and six months ended July 4, 2010 relates to borrowings under our senior convertible debentures, the facility agreement with the Malaysian Government and fees for our outstanding letters of credit with Deutsche Bank AG New York Branch (“Deutsche Bank”). Interest expense during the three and six months ended June 28, 2009 relates to borrowings under our senior convertible debentures, the facility agreement with the Malaysian Government, the term loan with Union Bank, N.A. (“Union Bank”) and customer advance payments. The increase in interest expense of 98% and 89% in the three and six months ended July 4, 2010, respectively, as compared to the same periods in fiscal 2009 is due to: (i) additional indebtedness related to our $250.0 million in principal amount of 4.50% senior cash convertible debentures (“4.50% debentures”) issued in April 2010; (ii) additional borrowings under the facility agreement with the Malaysian Government since June 28, 2009; and (iii) fees for our outstanding letters of credit with Deutsche Bank. This increase in interest expense was partially offset by the repayment of the term loan with Union Bank on April 9, 2010.

In June 2009, the Financial Accounting Standards Board (“FASB”) issued new accounting guidance that changed how companies account for share lending arrangements that were executed in connection with convertible debt offerings or other financings. The new accounting guidance requires all such share lending arrangements to be valued and amortized as interest expense in the same manner as debt issuance costs. As a result of the new accounting guidance, existing share lending arrangements relating to our class A common stock are required to be measured at fair value and amortized as interest expense in our Condensed Consolidated Financial Statements. In addition, in the event that counterparty default under the share lending arrangement becomes probable, we are required to recognize an expense in our Condensed Consolidated Statement of Operations equal to the then fair value of the unreturned loaned shares, net of any probable recoveries. We adopted the new accounting guidance effective January 4, 2010, the start of our fiscal year, and applied it retrospectively to all prior periods as required by the guidance.

We have two historical share lending arrangements subject to the new guidance. In connection with the issuance of our 1.25% senior convertible debentures (“1.25% debentures”) and 0.75% senior convertible debentures (“0.75% debentures”), we loaned 2.9 million shares of our class A common stock to Lehman Brothers International (Europe) Limited (“LBIE”) and 1.8 million shares of our class A common stock to Credit Suisse International (“CSI”) under share lending arrangements. Application of the new accounting guidance resulted in higher non-cash amortization of imputed share lending costs in the current and prior periods, as well as a significant non-cash loss resulting from Lehman Brothers Holding Inc. (“Lehman”) filing of a petition for protection under Chapter 11 of the U.S. bankruptcy code on September 15, 2008, and LBIE commencing administration proceedings (analogous to bankruptcy) in the United Kingdom. The then fair value of the 2.9 million shares of the our class A common stock loaned and unreturned by LBIE is $213.4 million, which was expensed retrospectively in the third quarter of fiscal 2008. See Notes 1 and 12 of Notes to our Condensed Consolidated Financial Statements.

On June 30, 2010, Woongjin Energy Co., Ltd’s (“Woongjin Energy”) completed its initial public offering (“IPO”) and the sale of 15.9 million new shares of common stock. We did not participate in this common stock issuance by Woongjin Energy. As a result of the new common stock issuance by Woongjin Energy in the IPO, our percentage equity interest in Woongjin Energy decreased from 42.1% to 31.3% of Woongjin Energy’s issued and outstanding shares of common stock. In connection with the IPO, we recognized a gain of $28.3 million as a result of our equity interest in Woongjin Energy being diluted because Woongjin Energy issued additional equity in its IPO. For additional details see Note 11 of Notes to our Consolidated Financial Statements.

The gain on mark-to-market derivatives during the three and six months ended July 4, 2010 of $34.1 million and $31.9 million, respectively, relates to the change in fair value of the following derivative instruments associated with the 4.50% debentures: (i) the embedded cash conversion option; (ii) over-allotment option; (iii) bond hedge transaction; and (iv) warrant transaction. The changes in fair value of these derivatives are reported in our Condensed Consolidated Statement of Operations until such transactions settle or expire. The over-allotment option derivative settled on April 5, 2010 when the initial purchasers of the 4.50% debentures exercised the $30.0 million over-allotment option in full. The bond hedge and warrant transactions are meant to reduce our exposure to potential cash payments associated with the embedded cash conversion option. For additional details see Note 12 of Notes to our Consolidated Financial Statements.

The $21.2 million gain on mark-to-market derivatives during both the three and six months ended June 28, 2009 relates to the change in fair value of certain convertible debenture hedge transactions (the “Purchased Options”) associated with the issuance of our 4.75% senior convertible debentures (“4.75% debentures”) intended to reduce the potential dilution that would occur upon conversion of the debentures. The Purchased Options, which are indexed to our class A common stock, were deemed to be mark-to-market derivatives during the period in which the over-allotment option in favor of the 4.75% debenture underwriters was unexercised. We entered into the debenture underwriting agreement on April 28, 2009 and the 4.75% debenture underwriters exercised the over-allotment option in full on April 29, 2009. During the one-day period that the underwriters’ over-allotment option was outstanding, our class A common stock price increased substantially, resulting in a non-cash non-taxable gain on Purchased Options of $21.2 million during both the three and six months ended June 28, 2009 in our Condensed Consolidated Statement of Operations. For additional details see Note 12 of Notes to our Consolidated Financial Statements.

Index

The following table summarizes the components of other, net:

	Three Months Ended		Six Months Ended
(Dollars in thousands)	July 4, 2010	June 28, 2009	July 4, 2010	June 28, 2009
Gain (loss) on foreign currency derivatives and foreign exchange	$(10,556)	$3,230	$(17,614)	$(2,548)
Impairment (gain on sale) of investments	—	(489)	1,572	(1,807)
Other income (expense), net	(250)	66	(355)	5
Total other, net	$(10,806)	$2,807	$(16,397)	$(4,350)

Other, net was comprised of expenses totaling $10.8 million and $16.4 million during the three and six months ended July 4, 2010, respectively, consisting primarily of: (i) losses totaling $6.7 million and $9.6 million, respectively, from expensing the time value of option contracts and forward points on forward exchange contracts; (ii) losses totaling $3.9 million and $8.0 million, respectively, on foreign currency derivatives and foreign exchange largely due to the volatility in the current markets. These expenses during the three and six months ended July 4, 2010 were partially offset by a gain on distributions from the Reserve Primary Fund in the first quarter of fiscal 2010. Other, net was comprised of $2.8 million of income and $4.4 million of expenses during the three and six months ended June 28, 2009, respectively, consisting primarily of $3.2 million of gains and $2.5 million of losses, respectively, on foreign currency derivatives and changes in foreign exchange rates largely due to the volatility in the currency markets as well as impairment charges of $0.5 million and $1.8 million, respectively, for certain money market funds and auction rate securities.

Income Taxes

	Three Months Ended		Six Months Ended
(Dollars in thousands)	July 4, 2010	June 28, 2009	July 4, 2010	June 28, 2009
Benefit from (provision for) income taxes	$(46,992)	$5,223	$(16,117)	$24,419
As a percentage of revenue	12%	2%	2%	5%

In the three and six months ended July 4, 2010, our income tax provision of $47.0 million and $16.1 million, respectively, on income from continuing operations before income taxes and equity in earnings of unconsolidated investees of $30.9 million and $9.4 million, respectively, was primarily due to domestic and foreign income in certain jurisdictions, nondeductible amortization of purchased intangible assets, non deductible equity compensation, amortization of debt discount from convertible debentures, gain on change in equity interest in Woongjin Energy, mark-to-market fair value adjustments, changes in the valuation allowance on deferred tax assets, and discrete stock option deductions. In the three and six months ended June 28, 2009, our income tax benefit of $5.2 million and $24.4 million, respectively, on income of $6.0 million and a loss of $24.3 million before income taxes and equity in earnings of unconsolidated investees, respectively, was primarily attributable to domestic and foreign income taxes in certain jurisdictions where our operations are profitable, net of nondeductible amortization of purchased other intangible assets, discrete stock option deductions and the discrete non-cash non-taxable gain on purchased options of $21.2 million.

A significant amount of our total revenue is generated from customers located outside the United States, and a substantial portion of our assets and employees are located outside the United States. United States income taxes and foreign withholding taxes have not been provided on the undistributed earnings of our non-United States subsidiaries as such earnings are intended to be indefinitely reinvested in operations outside the United States to extent that such earnings have not been currently or previously subjected to taxation in the United States. The federal government recently announced several proposals pertaining to the taxation of non-Unites States earnings of U.S. multinationals, including proposals that may result in a reduction or elimination of the deferral of U.S. income tax on un-repatriated foreign earnings. If enacted, these proposals could potentially require those earnings to be taxed at the U.S. federal income tax rate. Our future reported financial results may be materially adversely affected if the tax or accounting rules regarding un-repatriated earnings change.

Equity in earnings of unconsolidated investees

	Three Months Ended		Six Months Ended
(Dollars in thousands)	July 4, 2010	June 28, 2009	July 4, 2010	June 28, 2009
Equity in earnings of unconsolidated investees	$2,030	$3,133	$5,148	$4,378
As a percentage of revenue	1%	1%	1%	1%

During the three and six months ended July 4, 2010, our equity in earnings of unconsolidated investees were gains of $2.0 million and $5.1 million, respectively, as compared to $3.1 million and $4.4 million in the three and six months ended June 28, 2009, respectively. Our share of Woongjin Energy’s income totaled $1.7 million and $4.8 million in the three and six months ended July 4, 2010, respectively, as compared to $3.2 million and $4.5 million in the three and six months ended June 28, 2009, respectively. Our share of First Philec Solar Corporation’s (“First Philec Solar”) income totaled $0.3 million in each of the three and six months ended July 4, 2010, respectively, as compared to losses totaling $0.1 million in each of the three and six months ended June 28, 2009, primarily due to increases in production since First Philec Solar became operational in the second quarter of fiscal 2008.

Index

Beginning on July 5, 2010, the first day of the third quarter in fiscal 2010, we will deconsolidate our investment in AUO SunPower Sdn. Bhd. (formerly SunPower Malaysia Manufacturing Sdn. Bhd.) (“AUOSP”), and account for such investment using the equity method of accounting. For additional details see Note 11 of Notes to our Consolidated Financial Statements.

Income from discontinued operations, net of taxes

	Three Months Ended		Six Months Ended
(Dollars in thousands)	July 4, 2010	June 28, 2009	July 4, 2010	June 28, 2009
Income from discontinued operations, net of taxes	$7,896	$—	$7,896	$—
As a percentage of revenue	2%	—%	1%	—%

In connection with our acquisition of SunRay on March 26, 2010, we acquired a SunRay project company, Cassiopea, operating a previously completed 20 MWac solar power plant in Montalto di Castro, Italy. In the period in which a component of our Company is classified as held-for-sale, we are required to present the related assets, liabilities and results of operations as discontinued operations. As of July 4, 2010, we had not sold Cassiopea and its assets and liabilities are classified as discontinued operations on our Condensed Consolidated Balance Sheet. In addition, Cassiopea’s results of operations for the three and six months ended July 4, 2010 were classified as “Income from discontinued operations, net of taxes” in our Condensed Consolidated Statements of Operations. On August 5, 2010, we entered into an agreement providing for the sale of Cassiopea. Cassiopea is the first of two phases of the solar power park being built in Montalto di Castro, Italy. Future delayed dispositions of projects could require us to recognize similar gains on the sale of assets instead of recognizing revenue. For additional details see Notes 3 and 19 of Notes to our Consolidated Financial Statements.

Liquidity and Capital Resources

Cash Flows

A summary of the sources and uses of cash and cash equivalents is as follows:

	Six Months Ended
(In thousands)	July 4, 2010	June 28, 2009
Net cash used in operating activities of continuing operations	$(49,627)	$(47,689)
Net cash used in investing activities of continuing operations	(378,415)	(126,423)
Net cash provided by financing activities of continuing operations	207,822	429,495

Operating Activities

Net cash used in operating activities of continuing operations of $49.6 million in the six months ended July 4, 2010 was primarily the result of the loss from continuing operations of $1.5 million, plus a $1.6 million gain on distributions from the Reserve Primary Fund and non-cash income of $65.3 million related to our equity share in earnings of joint ventures, gain on change in equity interest in a joint venture and a net gain on mark-to-market derivatives, partially offset by non-cash charges totaling $108.6 million for depreciation, amortization, stock-based compensation and non-cash interest expense. In addition, net cash used in operating activities of continuing operations primarily related to: (i) increases in inventories and project assets of $72.2 million and $47.9 million, respectively, for construction of future and current projects in Italy; (ii) increases in costs and estimated earnings in excess of billings of $32.6 million related to contractual timing of system project billings; as well as (iii) other changes in operating assets and liabilities of $57.9 million, partially offset by an increase in accounts payable and other accrued liabilities of $120.8 million.

Net cash used in operating activities of continuing operations of $47.7 million in the six months ended June 28, 2009 was primarily the result of a decrease in accounts payable and other accrued liabilities of $105.6 million due to decreased purchases in response to the overall poor business climate and an increase in accounts receivable of $24.5 million, partially offset by income from continuing operations of $4.5 million, plus non-cash charges totaling $83.1 million for depreciation, amortization, impairment of investments, stock-based compensation and non-cash interest expense, less non-cash income of $25.6 million related to a gain on Purchased Options and our equity share in earnings of joint ventures, and other changes in operating assets and liabilities of $20.4 million.

Investing Activities

Net cash used in investing activities of continuing operations in the six months ended July 4, 2010 was $378.4 million, of which: (i) $100.3 million relates to capital expenditures primarily associated with the continued construction of our third solar cell manufacturing facility (“FAB3”) in Malaysia; (ii) $272.7 million in cash was paid for the acquisition of SunRay, net of cash acquired; (iii) $8.3 million relates to increases in restricted cash and cash equivalents for advanced payments received from customers that we provided security in the form of cash collateralized bank standby letters of credit; and (iv) $1.6 million relates to cash paid for an investment in a non-public company. Cash used in investing activities was partially offset by $2.9 million in proceeds received from the sale of equipment to a third-party subcontractor and $1.6 million on distributions from the Reserve Primary Fund.

Index

Net cash used in investing activities of continuing operations during the six months ended June 28, 2009 was $126.4 million, of which $111.7 million relates to capital expenditures primarily associated with manufacturing capacity expansion in the Philippines and Malaysia and $42.3 million relates to increases in restricted cash and cash equivalents for the second drawdown under the facility agreement with the Malaysian government. Cash used in investing activities was partially offset by $19.7 million in proceeds received from the sales or maturities of available-for-sale securities and $7.9 million in proceeds received from the sale of equipment to a third-party subcontractor.

Financing Activities

Net cash provided by financing activities of continuing operations in the six months ended July 4, 2010 was $207.8 million and reflects cash received of: (i) $230.5 million in net proceeds from the issuance of $250.0 million in principal amount of our 4.50% debentures, after reflecting the payment of the net cost of the bond hedge and warrant transactions; (ii) $5.1 million in proceeds from a drawdown under the Centauro Project Loan; (iii) $3.8 million in excess tax benefits from stock-based award activity; and (iv) $0.3 million from stock option exercises. Cash received in the six months ended July 4, 2010 was partially offset by cash paid of $30.0 million to Union Bank to terminate our $30.0 million term loan and $2.0 million for treasury stock purchases that were used to pay withholding taxes on vested restricted stock.

Net cash provided by financing activities of continuing operations during the six months ended June 28, 2009 reflects cash received of: (i) $218.9 million in net proceeds from our public offering of 10.35 million shares of our class A common stock; (ii) $198.7 million in net proceeds from the issuance of $230.0 million in principal amount of our 4.75% debentures, after reflecting the payment of the net cost of the convertible debenture hedge transactions; (iii) Malaysian Ringgit 185.0 million ($52.4 million based on the exchange rate as of June 28, 2009) from the Malaysian Government under AUOSP’s facility agreement; (iv) $29.8 million in net proceeds from Union Bank under our $30.0 million term loan; and (v) $0.8 million from stock option exercises. Cash received during the six months ended June 28, 2009 was partially offset by cash paid of $67.9 million to repurchase $73.1 million in principal amount of our 0.75% debentures and $3.1 million for treasury stock purchases that were used to pay withholding taxes on vested restricted stock.

Debt and Credit Sources

Convertible Debentures

On April 1, 2010, we issued $220.0 million in principal amount of our 4.50% debentures and received net proceeds of $214.9 million, before payment of the cost of the bond hedge and warrant transactions of $12.1 million. On April 5, 2010, the initial purchasers of the 4.50% debentures exercised the $30.0 million over-allotment option in full and we received net proceeds of $29.3 million, before payment of the cost of the bond hedge and warrant transactions of $1.6 million. Interest on the 4.50% debentures is payable on March 15 and September 15 of each year, which will commence September 15, 2010. The 4.50% debentures mature on March 15, 2015. The 4.50% debentures are convertible only into cash, and not into shares of our class A common stock (or any other securities). Prior to December 15, 2014, the 4.50% debentures are convertible only upon specified events and, thereafter, they will be convertible at any time, based on an initial conversion price of $22.53 per share of our class A common stock. The conversion price will be subject to adjustment in certain events, such as distributions of dividends or stock splits. Upon conversion, we will deliver an amount of cash calculated by reference to the price of our class A common stock over the applicable observation period. The 4.50% debentures will not be convertible, in accordance with the provisions of the debenture agreement, until the first quarter of fiscal 2011. We may not redeem the 4.50% debentures prior to maturity. Holders may also require us to repurchase all or a portion of their 4.50% debentures upon a fundamental change, as defined in the debenture agreement, at a cash repurchase price equal to 100% of the principal amount plus accrued and unpaid interest. In the event of certain events of default, such as our failure to make certain payments or perform or observe certain obligations there-under, Wells Fargo Bank, N.A. (“Wells Fargo”), the trustee, or holders of a specified amount of then-outstanding 4.50% debentures will have the right to declare all amounts then outstanding due and payable. For additional details see Note 12 of Notes to our Condensed Consolidated Financial Statements.

In May 2009, we issued $230.0 million in principal amount of our 4.75% debentures and received net proceeds of $225.0 million, before payment of the net cost of the call spread overlay of $26.3 million. Interest on the 4.75% debentures is payable on April 15 and October 15 of each year, which commenced October 15, 2009. Holders of the 4.75% debentures are able to exercise their right to convert the debentures at any time into shares of our class A common stock at a conversion price equal to $26.40 per share. The applicable conversion rate may adjust in certain circumstances, including upon a fundamental change, as defined in the indenture governing the 4.75% debentures. If not earlier converted, the 4.75% debentures mature on April 15, 2014. Holders may also require us to repurchase all or a portion of their 4.75% debentures upon a fundamental change at a cash repurchase price equal to 100% of the principal amount plus accrued and unpaid interest. In the event of certain events of default, such as our failure to make certain payments or perform or observe certain obligations there-under, Wells Fargo (the trustee) or holders of a specified amount of then-outstanding 4.75% debentures will have the right to declare all amounts then outstanding due and payable. For additional details see Note 12 of Notes to our Condensed Consolidated Financial Statements.

Index

In February 2007, we issued $200.0 million in principal amount of our 1.25% debentures and received net proceeds of $194.0 million. In fiscal 2008, we received notices for the conversion of $1.4 million in principal amount of the 1.25% debentures which we settled for $1.2 million in cash and 1,000 shares of class A common stock. Interest on the 1.25% debentures is payable on February 15 and August 15 of each year, which commenced August 15, 2007. The 1.25% debentures mature on February 15, 2027. Holders may require us to repurchase all or a portion of their 1.25% debentures on each of February 15, 2012, February 15, 2017 and February 15, 2022, or if we experience certain types of corporate transactions constituting a fundamental change, as defined in the indenture governing the 1.25% debentures. Any repurchase of the 1.25% debentures under these provisions will be for cash at a price equal to 100% of the principal amount of the 1.25% debentures to be repurchased plus accrued and unpaid interest. In addition, we may redeem some or all of the 1.25% debentures on or after February 15, 2012 for cash at a redemption price equal to 100% of the principal amount of the 1.25% debentures to be redeemed plus accrued and unpaid interest. For additional details see Note 12 of Notes to our Condensed Consolidated Financial Statements.

In July 2007, we issued $225.0 million in principal amount of our 0.75% debentures and received net proceeds of $220.1 million. In fiscal 2009, we repurchased $81.1 million in principal amount of the 0.75% debentures for $75.6 million in cash. Interest on the 0.75% debentures is payable on February 1 and August 1 of each year, which commenced February 1, 2008. The 0.75% debentures mature on August 1, 2027. Holders could require us to repurchase all or a portion of their 0.75% debentures on each of August 2, 2010, August 1, 2015, August 1, 2020 and August 1, 2025, or if we experienced certain types of corporate transactions constituting a fundamental change, as defined in the indenture governing the 0.75% debentures. The 0.75% debentures were classified as short-term liabilities in our Condensed Consolidated Balance Sheets as of July 4, 2010 and January 3, 2010 due to the ability of the holders to require us to repurchase our 0.75% debentures commencing on August 2, 2010. Any repurchase of the 0.75% debentures under these provisions will be for cash at a price equal to 100% of the principal amount of the 0.75% debentures to be repurchased plus accrued and unpaid interest. In addition, we could redeem some or all of the 0.75% debentures on or after August 2, 2010 for cash at a redemption price equal to 100% of the principal amount of the 0.75% debentures to be redeemed plus accrued and unpaid interest. On August 2, 2010, holders required us to repurchase $143.3 million in principal amount of their 0.75% debentures at a cash price of 100% of the principal amount plus accrued and unpaid interest. An aggregate principal amount of $0.6 million of the 0.75% debentures remain issued and outstanding after the repurchase. For additional details see Note 12 of Notes to our Condensed Consolidated Financial Statements.

Debt Facility Agreement with the Malaysian Government

In December 2008, AUOSP entered into a facility agreement with the Malaysian Government. As of both July 4, 2010 and January 3, 2010, the amount outstanding in Malaysian Ringgit was 750.0 million, or $232.8 million and $219.0 million based on the exchange rate as of July 4, 2010 and January 3, 2010, respectively, under the facility agreement with the Malaysian Government to finance the construction of FAB3 in Malaysia. An additional Malaysian Ringgit 250.0 million, or $77.6 million based on the exchange rate as of July 4, 2010, could be drawn through September 2010. Principal is to be repaid in six quarterly payments starting in July 2015, and a non-weighted average interest rate of 4.4% per annum accrues and is payable starting in July 2015. AUOSP has the ability to prepay outstanding loans without premium or penalty and all borrowings must be repaid by October 30, 2016. For additional details see Note 12 of Notes to our Condensed Consolidated Financial Statements.

On July 5, 2010, the joint venture closed between our Company, through SunPower Technology, Ltd. (“SPTL”), an indirect subsidiary of our Company, AUOSP, AU Optronics Singapore Pte. Ltd. (“AUO”), and AU Optronics Corporation, the ultimate parent company of AUO (“AUO Taiwan”). Under the terms of the joint venture agreement, our Company, through SPTL, and AUO each own 50% of the AUOSP joint venture. For additional details see Note 11 of Notes to our Condensed Consolidated Financial Statements.

Project Loans

As of July 4, 2010, Cassiopea PV S.r.l. (“Cassiopea”), a wholly-owned subsidiary of SunRay, had outstanding Euro 116.4 million ($146.5 million based on the exchange rate as of July 4, 2010) under the credit agreement with Societe General, Milan Branch, WestLB AG, Milan Branch and Banca Infrastrutture Innovazione e Sviluppo SpA (collectively “Cassiopea Lenders”), which has been classified as “Liabilities of discontinued operations” in our Condensed Consolidated Balance Sheet as of July 4, 2010. Under the terms of the credit agreement, Cassiopea may borrow up to Euro 120.0 million ($151.1 million based on the exchange rate as of July 4, 2010) to finance the construction and operations of the 20 MWac solar power plant in Montalto di Castro, Italy. Borrowings under the credit agreement are divided into two tranches that may be drawn through August 2010. Principal and interest are to be repaid in various installment payments starting in September 2010 and ending June 2028. Interest is charged at the floating rate of EURIBOR plus 2.75% to 3% and is paid semi-annually. As of July 4, 2010, Cassiopea had outstanding Euro 116.4 million ($146.5 million based on the exchange rate as of July 4, 2010) under the credit agreement. On August 5, 2010, we entered into an agreement providing for the sale of Cassiopea. For additional details see Notes 3 and 12 of Notes to our Condensed Consolidated Financial Statements.

Index

On May 20, 2010, Centauro PV S.r.l. (“Centauro”), a wholly-owned subsidiary of SunRay, entered into a credit facility agreement with Barclays Bank PLC (“Barclays”). Under the terms of the credit agreement, Centauro may borrow up to Euro 44.5 million ($56.0 million based on the exchange rate as of July 4, 2010) to finance the construction and operations of the 8 MWac Centauro Photovoltaic Park being constructed in Montalto di Castro, Italy. Borrowings under the credit agreement are divided into two tranches that may be drawn through February 2011. Principal and interest are to be repaid in various installment payments starting in March 2011 and ending September 2028. Interest is charged at the floating rate of EURIBOR plus 2.5% to 2.7% and is paid semi-annually. As of July 4, 2010, Centauro had outstanding Euro 4.1 million ($5.1 million based on the exchange rate as of July 4, 2010) under the credit facility agreement. On August 12, 2010, Energy Ray repaid its current account overdraft balance in full with Piraeus Bank which eliminated the need to provide cash collateral. For additional details see Notes 12 and 19 of Notes to our Condensed Consolidated Financial Statements.

Piraeus Bank Loan

As of July 4, 2010, Energy Ray Anonymi Energeiaki Etaireia (“Energy Ray”), a wholly-owned subsidiary of SunRay, had outstanding principal of Euro 26.7 million ($33.6 million based on the exchange rate as of July 4, 2010) under the current account overdraft agreement with Piraeus Bank to obtain the funds necessary for pre-construction activities in Greece. The outstanding loan balance as of July 4, 2010 has been classified as “Short-term debt” in our Condensed Consolidated Balance Sheet. Borrowings under the agreement bear interest of EURIBOR plus 1.4% per annum and are collateralized with short-term restricted cash on our Condensed Consolidated Balance Sheet. On August 12, 2010, Energy Ray repaid its current account overdraft balance in full with Piraeus Bank which eliminated the need to provide cash collateral. For additional details see Notes 12 and 9 of Notes to our Condensed Consolidated Financial Statements.

Term Loan

On April 17, 2009, we entered into a loan agreement with Union Bank under which we borrowed $30.0 million for a three year term at an interest rate of LIBOR plus 2%. As of January 3, 2010, the outstanding loan balance was $30.0 million of which $11.3 million and $18.7 million had been classified as “current portion of long-term debt” and “Long-term debt,” respectively, in our Condensed Consolidated Balance Sheet, based on projected quarterly installments commencing June 30, 2010. On April 9, 2010 we repaid all principal and interest outstanding under the term loan with Union Bank. For additional details see Note 12 of Notes to our Condensed Consolidated Financial Statements.

Mortgage Loan Agreement with International Finance Corporation (“IFC”)

On May 6, 2010, SPML and SPML Land, Inc. (“SPML Land”), both wholly-owned subsidiaries, entered into a mortgage loan agreement with IFC. Under the loan agreement, SPML may borrow up to $75.0 million during the first two years, and SPML shall repay the amount borrowed, starting 2 years after the date of borrowing, in 10 equal semiannual installments over the following 5 years. SPML shall pay interest of LIBOR plus 3% per annum on outstanding borrowings, and a front-end fee of 1% on the principal amount of borrowings at the time of borrowing, and a commitment fee of 0.5% per annum on funds available for borrowing and not borrowed. SPML may prepay all or a part of the outstanding principal, subject to a 1% prepayment premium. As of July 4, 2010, SPML had not borrowed any funds under the mortgage loan agreement. For additional details see Note 12 of Notes to our Condensed Consolidated Financial Statements.

Letter of Credit Facility with Deutsche Bank

On April 12, 2010, we entered into a letter of credit facility agreement with Deutsche Bank, as issuing bank and as administrative agent, and the financial institutions parties thereto from time to time. The letter of credit facility provides for the issuance, upon our request, of letters of credit by the issuing bank in order to support our obligations, in an aggregate amount not to exceed $350.0 million (or up to $400.0 million upon the agreement of the parties). Each letter of credit issued under the letter of credit facility must have an expiration date no later than the earlier of the second anniversary of the issuance of that letter of credit and April 12, 2013, except that: (i) a letter of credit may provide for automatic renewal in one-year periods, not to extend later than April 12, 2013; and (ii) up to $100.0 million in aggregate amount of letters of credit, if cash-collateralized, may have expiration dates no later than the fifth anniversary of the closing of the letter of credit facility. For outstanding letters of credit under the letter of credit facility we pay a fee of 0.50% plus any applicable issuances fees charged by its issuing and correspondent banks. We also pay a commitment fee of 0.20% on the unused portion of the facility. As of July 4, 2010, letters of credit issued under the letter of credit facility totaled $179.6 million and were collateralized by restricted cash on our Condensed Consolidated Balance Sheet. For additional details see Note 12 of Notes to our Condensed Consolidated Financial Statements.

Amended Credit Agreement with Wells Fargo

On April 12, 2010, we entered into an amendment of our credit agreement with Wells Fargo. Under the amended credit agreement, letters of credit outstanding under the collateralized letter of credit facility will remain outstanding through October 12, 2010. On April 26, 2010, the uncollateralized letter of credit subfeature expired and as of July 4, 2010 all outstanding letters of credit on the subfeature had been moved to either the Deutsche Bank letter of credit facility or the Wells Fargo collateralized letter of credit facility. Letters of credit totaling $61.7 million and $150.7 million were issued by Wells Fargo under the collateralized letter of credit facility as of July 4, 2010 and January 3, 2010, respectively, and were collateralized by restricted cash on our Condensed Consolidated Balance Sheets. We pay fees of 0.2% to 0.4% depending on maturity for outstanding letters of credit under the collateralized letter of credit facility. For additional details see Note 12 of Notes to our Condensed Consolidated Financial Statements.

Index

Commercial Project Financing Agreement with Wells Fargo

On June 29, 2009, we signed a commercial project financing agreement with Wells Fargo to fund up to $100 million of commercial-scale solar system projects through May 31, 2010. Under the financing agreement, we designed and built the systems, and upon completion of each system, sold the systems to Wells Fargo, who in turn, leased back the systems to us. Separately, we entered into power purchase agreements with end customers, who host the systems and buy the electricity directly from us.

In December 2009, we sold two solar system projects to Wells Fargo. Concurrent with the sale, we entered into agreements to lease the systems back from Wells Fargo over minimum lease terms of up to 20 years. The deferred profit on the sale of the systems is being recognized over the minimum term of the lease. At the end of the lease term, we have the option of purchasing the system at fair value or removing the system. For additional details see Note 10 of Notes to our Condensed Consolidated Financial Statements.

Liquidity

As of July 4, 2010, we had unrestricted cash and cash equivalents of $383.0 million as compared to $615.9 million as of January 3, 2010. The decrease in the balance of our cash and cash equivalents as of July 4, 2010 as compared to the balance as of January 3, 2010 was primarily due to net cash paid of $272.7 million for the acquisition of SunRay completed on March 26, 2010, partially offset by the receipt of aggregate net proceeds of $230.5 million from the issuance of $250.0 million in principal amount of our 4.50% debentures in April 2010, after deducting the underwriters’ discounts and commissions and offering expenses payable by us (including $13.7 million paid as the net cost of the bond hedge and warrant transactions entered into in connection with the 4.50% debenture offering). For additional details see Notes 2 and 12 of Notes to our Condensed Consolidated Financial Statements.

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

As of July 4, 2010 and January 3, 2010, we had restricted cash and cash equivalents, net of current portion of $295.6 million and $248.8 million, respectively, of which $124.4 million and $117.0 million, respectively, is only available to finance the construction of FAB3 in Malaysia. On July 5, 2010, the joint venture closed between our Company, through SPTL, AUOSP, AUO and AUO Taiwan. Under the terms of the joint venture agreement, our Company, through SPTL, and AUO each own 50% of the AUOSP joint venture. Both SPTL and AUO are obligated to provide additional funding to AUOSP in the future. On July 5, 2010, SPTL and AUO each subscribed for shares in AUOSP with a par value of $350 million. The shareholders contributed some of those funds on July 5, 2010 and will contribute additional amounts over time so that the total cash contributions made by each shareholder equals $350 million in the aggregate, or such lesser amount as the parties may mutually agree. In addition, if AUOSP, SPTL or AUO requests additional equity financing to AUOSP, then each of SPTL and AUO will each be required to make additional cash contributions of up to a $50 million aggregate.

We expect total capital expenditures, excluding cash paid for the construction of solar power systems, in the range of $150 million to $200 million in fiscal 2010. The development of solar power plants can require long periods of time and substantial initial investments. Our efforts in this area may consist of all stages of development, including land acquisition, permitting, financing, construction, operation and the eventual sale of the projects. We will often choose to bear the costs of such efforts prior to our final sale to a customer. This involves significant upfront investments of resources (including, for example, large transmission deposits or other payments, which may be non-refundable), and in some cases the actual costs of constructing a project, in advance of the signing of PPAs and EPC contracts and the receipt of any revenue, much of which is not recognized for several additional months or years following contract signing. The delayed disposition of such projects could have a negative impact on our liquidity.

Holders of our 0.75% debentures could require us to repurchase all or a portion of their 0.75% debentures on August 2, 2010. Therefore, our 0.75% debentures were classified as short-term liabilities in our Condensed Consolidated Balance Sheets as of both July 4, 2010 and January 3, 2010. Any repurchase of our 0.75% debentures under these provisions will be for cash at a price equal to 100% of the principal amount of the 0.75% debentures to be repurchased plus accrued and unpaid interest. In addition, we could redeem some or all of our 0.75% debentures on or after August 2, 2010 for cash at a redemption price equal to 100% of the principal amount of the 0.75% debentures to be redeemed plus accrued and unpaid interest. On August 2, 2010, holders required us to repurchase $143.3 million in principal amount of their 0.75% debentures at a cash price of 100% of the principal amount plus accrued and unpaid interest. An aggregate principal amount of $0.6 million of the 0.75% debentures remain issued and outstanding after the repurchase. For additional details see Note 12 of Notes to our Condensed Consolidated Financial Statements.

Index

Beginning in the first quarter of fiscal 2011 through the fourth quarter of fiscal 2014, the 4.50% debentures are convertible only upon specified events and, thereafter, they will be convertible at any time, based on an initial conversion price of $22.53 per share of our class A common stock. The 4.50% debentures are convertible only into cash, and not into shares of our class A common stock (or any other securities). Upon conversion, we will deliver an amount of cash calculated by reference to the price of our class A common stock over the applicable observation period. Concurrent with the issuance of the 4.50% debentures, we entered into privately negotiated convertible debenture hedge transactions (collectively, the "Bond Hedge") and warrant transactions (collectively, the "Warrants" and together with the Bond Hedge, the “CSO2015”), with certain of the initial purchasers of the 4.50% cash convertible debentures or their affiliates. The CSO2015 is meant to reduce our exposure to potential cash payments upon conversion of the 4.50% debentures. For additional details see Note 12 of Notes to our Condensed Consolidated Financial Statements.

If the closing price of our class A common stock equaled or exceeded 125% of the initial effective conversion price governing the 1.25% debentures for 20 out of 30 consecutive trading days in the last month of the fiscal quarter, then holders of the 1.25% debentures have the right to convert the debentures into cash and shares of class A common stock any day in the following fiscal quarter. Because the closing price of our class A common stock on at least 20 of the last 30 trading days during the fiscal quarter ending July 4, 2010 and January 3, 2010 did not equal or exceed $70.94, or 125% of the applicable conversion price for our 1.25% debentures, holders of the 1.25% debentures are unable to exercise their right to convert the debentures, based on the market price conversion trigger, on any day in the first and third quarters of fiscal 2010. Accordingly, we classified our 1.25% debentures as long-term in our Condensed Consolidated Balance Sheets as of both July 4, 2010 and January 3, 2010. This test is repeated each fiscal quarter, therefore, if the market price conversion trigger is satisfied in a subsequent quarter, the 1.25% debentures may again be reclassified as short-term. For additional details see Note 12 of Notes to our Condensed Consolidated Financial Statements.

In addition, the holders of our 1.25% debentures would be able to exercise their right to convert the debentures during the five consecutive business days immediately following any five consecutive trading days in which the trading price of our 1.25% debentures is less than 98% of the average closing sale price of a share of class A common stock during the five consecutive trading days, multiplied by the applicable conversion rate.

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

In fiscal 2009, we used $75.6 million in cash to repurchase $81.1 million in principal amount of our 0.75% debentures. On April 9, 2010 we repaid all principal and interest outstanding under the $30.0 million term loan with Union Bank. On August 2, 2010, holders required us to repurchase $143.3 million in principal amount of their 0.75% debentures at a cash price of 100% of the principal amount plus accrued and unpaid interest. We may use a portion of the net proceeds from our public offering of 10.35 million shares of our class A common stock and the issuance of our 4.50% debentures and 4.75% debentures (or cash on hand) to repurchase more of our outstanding 1.25% debentures. We expect that holders of our outstanding 1.25% debentures from whom we may repurchase such debentures (which holders may include one or more of the underwriters of such debentures) may have outstanding short hedge positions in our class A common stock relating to such debentures. Upon repurchase, we expect that such holders will unwind or offset those hedge positions by purchasing class A common stock in secondary market transactions, including purchases in the open market, and/or entering into various derivative transactions with respect to our class A common stock. These activities could have the effect of increasing, or preventing a decline in, the market price of our class A common stock. The effect, if any, of any of these transactions and activities on the market price of our class A common stock or the debentures will depend in part on market conditions and cannot be ascertained at this time, but may be material.

We believe that our current cash and cash equivalents, cash generated from operations and funds available under our mortgage loan agreement with IFC will be sufficient to meet our working capital and fund our committed capital expenditures over the next 12 months. However, there can be no assurance that our liquidity will be adequate over time. Our capital expenditures may be greater than we expect if we decide to bring capacity on line more rapidly. If our capital resources are insufficient to satisfy our liquidity requirements, we may seek to sell additional equity securities or debt securities or obtain other debt financing. However, after the tax-free distribution of our shares by Cypress Semiconductor Corporation (“Cypress”) on September 29, 2008, our ability to sell additional equity securities to obtain additional financing is subject to Cypress’s consent in certain circumstances to ensure the tax-free nature of its distribution of our class B common stock. In addition, the sale of additional equity securities or convertible debt securities would result in additional dilution to our stockholders and may not be available on favorable terms or at all, particularly in light of the current crises in the financial and credit markets. Additional debt would result in increased expenses and would likely impose new restrictive covenants which may be similar or different than those restrictions contained in the covenants under the amended credit agreement with Wells Fargo, the letter of credit facility with Deutsche Bank, mortgage loan agreement with IFC, the 4.50% debentures, 4.75% debentures and 1.25% debentures. Financing arrangements may not be available to us, or may not be available in amounts or on terms acceptable to us.

Index

Contractual Obligations

The following summarizes our contractual obligations as of July 4, 2010:

		Payments Due by Period
(In thousands)	Total	2010 (remaining 6 months)	2011-2012	2013-2014	Beyond 2014
Convertible debt, including interest (1)	$921,008	$156,302	$245,751	$266,611	$252,344
Loan from Malaysian Government (2)	232,811	—	—	—	232,811
Cassiopea project loan, including interest (3)	240,531	3,016	20,225	37,975	179,315
Centauro project loan, including interest (4)	7,133	71	687	1,807	4,568
Piraeus Bank loan, including interest (5)	33,651	33,651	—	—	—
Customer advances (6)	91,621	11,747	23,874	16,000	40,000
Operating lease commitments (7)	49,726	4,874	13,664	10,642	20,546
Utility obligations (8)	750	—	—	—	750
Non-cancelable purchase orders (9)	251,408	251,408	—	—	—
Purchase commitments under agreements (10)	5,471,750	471,618	1,259,195	1,264,621	2,476,316
Total	$7,300,389	$932,687	$1,563,396	$1,597,656	$3,206,650

(1)
Convertible debt and interest on convertible debt relate to the aggregate of $822.5 million in outstanding principal amount of our senior convertible debentures on July 4, 2010. For the purpose of the table above, we assume that all holders of the 4.50% debentures and 4.75% debentures will hold the debentures through the date of maturity in fiscal 2015 and 2014, respectively, and all holders of the 1.25% debentures and 0.75% debentures will require our Company to repurchase the debentures on February 15, 2012 and August 2, 2010, respectively, and upon conversion, the values of the 1.25% debentures and 0.75% debentures will be equal to the aggregate principal amount of $342.5 million with no premiums. On August 2, 2010, holders required us to repurchase $143.3 million in principal amount of their 0.75% debentures at a cash price of 100% of the principal amount plus accrued and unpaid interest. An aggregate principal amount of $0.6 million of the 0.75% debentures remain issued and outstanding after the repurchase (see Note 12 of Notes to our Condensed Consolidated Financial Statements).

(2)
The loan from the Malaysian Government relates to $232.8 million borrowed as of July 4, 2010 for the financing and operation of FAB3 which is under construction in Malaysia. On July 5, 2010, the joint venture closed between our Company, through SPTL, AUOSP, AUO and AUO Taiwan. Under the terms of the joint venture agreement, the Company, through SPTL, and AUO each own 50% of the AUOSP joint venture, which owns FAB3 (see Notes 11 and 12 of Notes to our Condensed Consolidated Financial Statements).

(3)
The Cassiopea project loan including interest relates to $146.5 million borrowed to finance the construction and operations of the 20 MWac solar power plant in Montalto di Castro, Italy. Principal and interest of EURIBOR plus 2.75% to 3% are to be repaid in various installment payments starting in September 2010 through June 2028. On August 5, 2010, we entered into an agreement providing for the sale of Cassiopea (see Notes 3 and 12 of Notes to our Condensed Consolidated Financial Statements).

(4)
The Centauro project loan including interest relates to $5.1 million borrowed to finance the construction and operations of the 8 MWac Centauro Photovoltaic Park being constructed in Montalto di Castro, Italy. Principal and interest of EURIBOR plus 2.5% to 2.7% are to be repaid in various installment payments starting in March 2011 through September 2028 (see Note 12 of Notes to our Condensed Consolidated Financial Statements).

(5)
The Piraeus Bank loan including interest relates to $33.6 million borrowed for pre-construction costs in Greece. Principal and interest of EURIBOR plus 1.4% mature every three months at which time the principal balance becomes automatically renewable at the combined option of both Energy Ray and Piraeus Bank. On August 12, 2010, Energy Ray Repaid its current account overdraft balance in full with Piraeus Bank which eliminated the need to provide cash collateral (see Notes 12 and 19 of Notes to our Condensed Consolidated Financial Statements).

(6)
Customer advances relate to advance payments received from customers for future purchases of solar power products and future polysilicon purchases by a third party that manufactures ingots which are sold back to us under an ingot supply agreement (see Note 9 of Notes to our Condensed Consolidated Financial Statements).

(7)
Operating lease commitments primarily relate to: (i) two solar power systems leased from Wells Fargo over minimum lease terms of up to 20 years; (ii) a 5-year lease agreement with Cypress for our headquarters in San Jose, California; (iii) an 11-year lease agreement with an unaffiliated third party for our administrative, research and development offices in Richmond, California; and (iv) other leases for various office space (see Note 10 of Notes to our Condensed Consolidated Financial Statements).

Index

(8)	Utility obligations relate to our 11-year lease agreement with an unaffiliated third party for our administrative, research and development offices in Richmond, California.

(9)
Non-cancelable purchase orders relate to purchases of raw materials for inventory, construction services and manufacturing equipment from a variety of vendors. Non-cancellable purchase orders for construction services is due to the construction in progress at FAB3 in Malaysia (see Note 10 of Notes to our Condensed Consolidated Financial Statements).

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

On July 5, 2010, our Company and AUO also entered into a seven-year supply agreement with AUOSP, renewable by our Company for one-year periods thereafter, committing to the purchase of the solar cells manufactured by AUOSP. Under the terms of the supply agreement, the percentage of AUOSP’s total annual output allocated on a monthly basis to us ranges from 95% in fiscal year 2010 to 80% in fiscal year 2013 and thereafter. Our Company and AUO have the right to reallocate supplies from time to time under a written agreement. The supply agreement also specifies that in the event that either AUO or SPTL sells its shares in AUOSP, certain terms and conditions customary for a third-party vendor arrangements will apply to such party’s supply arrangement with AUOSP. The joint venture agreement also requires that AUOSP either assume a portion of certain existing polysilicon purchase obligations of our Company or enter into a commercial arrangement with our Company to purchase a portion of our existing purchase obligations on the same terms. These transactions are excluded from the table above because they closed on July 5, 2010, the first day of the third quarter in fiscal 2010.

As of July 4, 2010 and January 3, 2010, total liabilities associated with uncertain tax positions were $17.6 million and $14.5 million, respectively, and are included in “Other long-term liabilities” in our Condensed Consolidated Balance Sheets as they are not expected to be paid within the next twelve months. Due to the complexity and uncertainty associated with our tax positions, we cannot make a reasonably reliable estimate of the period in which cash settlement will be made for our liabilities associated with uncertain tax positions in other long-term liabilities, therefore, they have been excluded from the table above. For additional details see Note 10 of Notes to our Consolidated Financial Statements.

Off-Balance-Sheet Arrangements

As of July 4, 2010, we did not have any significant off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Index

Item 3.	Quantitative and Qualitative Disclosure About Market Risk

Foreign Currency Exchange Risk

Our exposure to movements in foreign currency exchange rates is primarily related to sales to European customers that are denominated in Euros. Revenue generated from European customers represented 56% and 58% of our total revenue in the three and six months ended July 4, 2010, respectively, as compare to 45% and 39% in the three and six months ended June 28, 2009, respectively. A 10% change in the Euro exchange rate would have impacted our revenue by $21.5 million and $42.4 million during the three and six months ended July 4, 2010, respectively, as compared to $13.5 million and $19.9 million during the three and six months ended June 28, 2009, respectively.

In the past, we have experienced an adverse impact on our revenue, gross margin and profitability as a result of foreign currency fluctuations. When foreign currencies appreciate against the U.S. dollar, inventories and expenses denominated in foreign currencies become more expensive. Weakening of the Korean Won against the U.S. dollar could result in a foreign currency remeasurement loss by our joint venture, Woongjin Energy, which in turn negatively impacts our equity in earnings of the unconsolidated investee. In addition, strengthening of the Malaysian Ringgit against the U.S. dollar will increase AUOSP’s liability under the facility agreement with the Malaysian Government. An increase in the value of the U.S. dollar relative to foreign currencies could make our solar power products more expensive for international customers, thus potentially leading to a reduction in demand, our sales and profitability. Furthermore, many of our competitors are foreign companies that could benefit from such a currency fluctuation, making it more difficult for us to compete with those companies. We currently conduct hedging activities which involve the use of option and forward contracts to address our exposure to changes in the foreign exchange rate between the U.S. dollar and other currencies. As of July 4, 2010, we had designated outstanding hedge option contracts and forward contracts with an aggregate notional value of $528.4 million and $583.1 million, respectively. As of January 3, 2010, we held option and forward contracts totaling $228.1 million and $466.3 million, respectively, in notional value.

We cannot predict the impact of future exchange rate fluctuations on our business and operating results. In the past, we have experienced an adverse impact on our revenue, gross margin and profitability as a result of foreign currency fluctuations. For additional details see Note 14 of Notes to our Condensed Consolidated Financial Statements.

Credit Risk

We have certain financial and derivative instruments that subject us to credit risk. These consist primarily of cash and cash equivalents, restricted cash and cash equivalents, investments, accounts receivable, note receivable, advances to suppliers, foreign currency option contracts, foreign currency forward contracts, bond hedge and warrant transactions, purchased options and share lending arrangements for our class A common stock. We are exposed to credit losses in the event of nonperformance by the counterparties to our financial and derivative instruments.

We enter into agreements with vendors that specify future quantities and pricing of polysilicon to be supplied for periods up to 11 years. Under certain agreements, we are required to make prepayments to the vendors over the terms of the arrangements. As of July 4, 2010 and January 3, 2010, advances to suppliers totaled $186.9 million and $190.6 million, respectively. Two suppliers accounted for 75% and 12% of total advances to suppliers as of July 4, 2010, and 76% and 15% of total advances to suppliers as of January 3, 2010.

We enter into foreign currency derivative contracts and convertible debenture hedge transactions with high-quality financial institutions and limit the amount of credit exposure to any one counterparty. The foreign currency derivative contracts are limited to a time period of less than one year. Our bond hedge and warrant transactions intended to reduce the potential cash payments upon conversion of the 4.50% debentures expire in 2015. Our class A common stock purchased options to purchase up to 8.7 million shares of our class A common stock (convertible debenture hedge transactions intended to reduce the potential dilution upon conversion of our 4.75% debentures) expire in 2014. We regularly evaluate the credit standing of our counterparty financial institutions.

In fiscal 2007, we entered into share lending arrangements of our class A common stock with high-quality financial institutions for which we received a nominal lending fee of $0.001 per share. We loaned 2.9 million shares and 1.8 million shares of our class A common stock to LBIE and CSI, respectively. Physical settlement of the shares is required when the arrangement is terminated. However, on September 15, 2008, Lehman filed a petition for protection under Chapter 11 of the U.S. bankruptcy code, and LBIE commenced administration proceedings (analogous to bankruptcy) in the United Kingdom. The Company filed a claim in the LBIE proceeding for $240.9 million and a corresponding claim in the Lehman Chapter 11 proceeding under Lehman’s guaranty of LBIE’s obligations. For additional details see Notes 8, 12 and 14 of Notes to our Condensed Consolidated Financial Statements.

Interest Rate Risk

We are exposed to interest rate risk because many of our customers depend on debt financing to purchase our solar power systems. An increase in interest rates could make it difficult for our customers to secure the financing necessary to purchase our solar power systems on favorable terms, or at all, and thus lower demand for our solar power products, reduce revenue and adversely impact our operating results. An increase in interest rates could lower a customer’s return on investment in a system or make alternative investments more attractive relative to solar power systems, which, in each case, could cause our customers to seek alternative investments that promise higher returns or demand higher returns from our solar power systems, reduce gross margin and adversely impact our operating results. This risk is significant to our business because our sales model is highly sensitive to interest rate fluctuations and the availability of credit, and would be adversely affected by increases in interest rates or liquidity constraints.

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

Minority Investments in Joint Ventures and Other Non-Public Companies

Our investments held in joint ventures and other non-public companies expose us to equity price risk. As of July 4, 2010 and January 3, 2010, investments of $73.3 million and $39.8 million, respectively, are accounted for using the equity method, and $6.2 million and $4.6 million, respectively, are accounted for using the cost method. These strategic investments in third parties are subject to risk of changes in market value, which if determined to be other-than-temporary, could result in realized impairment losses. We generally do not attempt to reduce or eliminate our market exposure in equity and cost method investments. We monitor these investments for impairment and record reductions in the carrying values when necessary. Circumstances that indicate an other-than-temporary decline include valuation ascribed to the issuing company in subsequent financing rounds, decreases in quoted market price and declines in operations of the issuer. There can be no assurance that our equity and cost method investments will not face risks of loss in the future. For additional details see Notes 7 and 11 of Notes to our Condensed Consolidated Financial Statements.

Convertible Debt

The fair market value of our 0.75%, 1.25%, 4.50% and 4.75% convertible debentures is subject to interest rate risk, market price risk and other factors due to the convertible feature of the debentures. The fair market value of the debentures will generally increase as interest rates fall and decrease as interest rates rise. In addition, the fair market value of the debentures will generally increase as the market price of our class A common stock increases and decrease as the market price of our class A common stock falls. The interest and market value changes affect the fair market value of the debentures but do not impact our financial position, cash flows or results of operations due to the fixed nature of the debt obligations except to the extent increases in the value of our class A common stock may provide the holders of our 4.50% debentures, 1.25% debentures and/or 0.75% debentures the right to convert such debentures in certain instances. The aggregate estimated fair value of the 4.75% debentures, 4.50% debentures, 1.25% debentures and 0.75% debentures was $704.7 million as of July 4, 2010 and the aggregate estimated fair value of the 4.75% debentures, 1.25% debentures and 0.75% debentures was $582.8 million as of January 3, 2010, based on quoted market prices as reported by an independent pricing source. A 10% increase in quoted market prices would increase the estimated fair value of our then-outstanding debentures to $775.2 million and $641.1 million as of July 4, 2010 and January 3, 2010, respectively, and a 10% decrease in the quoted market prices would decrease the estimated fair value of our then-outstanding debentures to $634.2 million and $524.5 million as of July 4, 2010 and January 3, 2010, respectively. On August 2, 2010, holders required us to repurchase $143.3 million in principal amount of their 0.75% debentures at a cash price of 100% of the principal amount plus accrued and unpaid interest. An aggregate principal amount of $0.6 million of the 0.75% debentures remain issued and outstanding after the repurchase. For additional details see Note 12 of Notes to our Condensed Consolidated Financial Statements.

Index

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are designed to ensure that information required to be disclosed in reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

Management of the Company, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures as of July 4, 2010.

As previously disclosed under Item 9A, “Controls and Procedures” in our Annual Report on Form 10-K for the fiscal year ended January 3, 2010, we concluded that our disclosure controls and procedures were not effective at that time based on the following material weaknesses identified in our Philippines operations:

·
There was not an effective control environment in our Philippines operations. Specifically, certain of the Company’s employees in the Philippines violated the Company’s code of business conduct and ethics. Individuals in the Company's Philippines finance organization intentionally proposed and/or approved journal entries that were not substantiated by actual transactions or costs.

·
We did not maintain in the Philippines operations, a sufficient complement of personnel with an appropriate level of accounting knowledge, experience and training to ensure that our controls, and specifically our controls over inventory variance capitalization, were effective.

These material weaknesses led to misstatements which ultimately resulted in the Company restating its financial statements as of and for the year ended December 28, 2008 and financial data for each of the quarterly periods for the year then ended and for the first three quarterly periods in the year ended January 3, 2010. As described below, management is actively engaged in efforts to remediate these material weaknesses. Several actions are complete or are in the process of being implemented. However, management concluded that our disclosure controls and procedures were not effective as of July 4, 2010. Management, the audit committee and the board of directors have made the remediation of these weaknesses a key priority for 2010.

Remedial Effects to Address the Material Weaknesses

To address the two material weaknesses described above, subsequent to January 3, 2010, the following remedial actions have been completed or are in the process of being implemented:

Reinforcement of the Company’s Code of Business Conduct and Ethics:

·
During the first and second fiscal quarters of 2010, we developed and implemented additional training programs to increase awareness of our code of business conduct and ethics and “whistle-blower” policies;

·	During the first fiscal quarter of 2010, we re-emphasized management’s expectations to all employees regarding adherence to our policies and ethical business standards;
·	We continue to reinforce corporate policies as part of all-hands meetings and month-end close meetings;

Resources, Employee Actions and Reporting Relationships

·	During the first fiscal quarter of 2010, we appointed a new vice president and controller – Asia region;
·	During the first and second fiscal quarters of 2010, we terminated employees involved in unethical activities in compliance with applicable legal requirements;
·	During the first and second fiscal quarters of 2010, we hired additional qualified employees in our Philippines finance organization for key leadership positions;
·	During the first fiscal quarter of 2010, we added resources to our corporate finance team to support enhancements for enterprise resource planning systems;
·	During the first and second fiscal quarters of 2010, we segregated duties between the financial planning and accounting functions;
·
During the first and second fiscal quarters of 2010, we reorganized reporting structures so that accounting employees in the Philippines report directly on a centralized basis to the chief financial officer’s organization;

·	During the first fiscal quarter of 2010, we increased corporate management’s presence in the Philippines;

Process Improvements in Philippines

·	During the first fiscal quarter of 2010, we standardized and documented our process for capitalizing manufacturing variances;

Index

·	During the second fiscal quarter of 2010, we trained responsible employees on the proper method to capitalize manufacturing variances;
·	During the first and second fiscal quarters of 2010, we established a formal process for certifications and sub-certifications of financial reports; and
·	During the first fiscal quarter of 2010, we added specific reviews for required manual journal entries.

In addition, to address the two material weaknesses described above, we plan to implement the following remedial actions:

Process Improvements in Philippines

·	We intend to improve our monthly and quarterly closing processes by reducing unnecessary manual journal entries; and
·	We intend to standardize and document all key accounting policies.

Our management is committed to maintaining a strong control environment, high ethical standards, and financial reporting integrity in our Philippines operations. We believe that the foregoing actions have improved, and will continue to improve, our disclosure controls and procedures. However, certain of the actions that we expect to complete in fiscal 2010 will require additional time to be implemented fully, or to take full effect. Accordingly, the remediation of the identified material weakness was not complete as of the date of this report. There can be no assurance that the material weaknesses described above will be remediated by January 2, 2011, the date as of which management will next report on internal control over financial reporting under Sarbanes-Oxley Section 404. Prior to the remediation of the material weaknesses, there is a greater risk that material misstatements in our interim or annual financial statements may occur. If the remedial measures described above are insufficient to address the material weaknesses, or any additional deficiency that may arise in the future, material misstatements in our interim or annual financial statements may occur in the future.

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

Changes in Internal Control over Financial Reporting

As described above, there have been changes in our internal control over financial reporting during the quarter ended July 4, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Audit Committee Investigation and Related Litigation

In November 2009, the Audit Committee of our Board of Directors initiated an independent investigation regarding certain unsubstantiated accounting entries. The Audit Committee announced the results of its investigation in March 2010. For information regarding the Audit Committee’s investigation, see Part I — “Item 1: Notes to Condensed Consolidated Financial Statements — Note 1,” “Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations — Restatement of Previously Issued Condensed Consolidated Financial Statements” and our Company’s Annual Report on Form 10-K for the year ended January 3, 2010. For a description of the control deficiencies identified by management as a result of the investigation and our internal reviews, and management’s plan to remediate those deficiencies, see Part I — “Item 4: Controls and Procedures.”

Three securities class action lawsuits were filed against our Company and certain of our current and former officers and directors in the United States District Court for the Northern District of California on behalf of a class consisting of those who acquired our securities from April 17, 2008 through November 16, 2009. The cases were consolidated as Plichta v. SunPower Corp. et al., Case No. CV-09-5473-RS (N.D. Cal.), and lead plaintiffs and lead counsel were appointed on March 5, 2010. Lead plaintiffs filed a consolidated complaint on May 28, 2010. The actions arise from the Audit Committee’s investigation announcement on November 16, 2009. The consolidated complaint alleges that the defendants made material misstatements and omissions concerning our Company’s financial results for 2008 and 2009, seeks an unspecified amount of damages, and alleges violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and Sections 11 and 15 of the Securities Act of 1933. We believe we have meritorious defenses to these allegations and will vigorously defend our self in these matters. Defendants filed motions to dismiss the consolidated complaint on August 5, 2010, which are scheduled to be heard on November 4, 2010. We are currently unable to determine if the resolution of these matters will have an adverse effect on our financial position, liquidity or results of operations.

Derivative actions purporting to be brought on our behalf have also been filed in state and federal courts against several of our current and former officers and directors based on the same events alleged in the securities class action lawsuits described above. The California state derivative cases were consolidated as In re SunPower Corp. S’holder Derivative Litig., Lead Case No. 1-09-CV-158522 (Santa Clara Sup. Ct.), and co-lead counsel for plaintiffs have been appointed. The complaints assert state-law claims for breach of fiduciary duty, abuse of control, unjust enrichment, gross mismanagement, and waste of corporate assets. Plaintiffs are scheduled to file a consolidated complaint on or before September 15, 2010. The federal derivative complaints were consolidated as In re SunPower Corp. S’holder Derivative Litig., Master File No. CV-09-05731-RS (N.D. Cal.), and lead plaintiffs and co-lead counsel were appointed on January 4, 2010. The complaints assert state-law claims for breach of fiduciary duty, waste of corporate assets, and unjust enrichment, and seek an unspecified amount of damages. We intend to oppose the derivative plaintiffs’ efforts to pursue this litigation on our behalf. We are currently unable to determine if the resolution of these matters will have an adverse effect on our financial position, liquidity or results of operations.

Index

We are also a party to various other litigation matters and claims that arise from time to time in the ordinary course of our business. While we believe that the ultimate outcome of such matters will not have a material adverse effect on our Company, their outcomes are not determinable and negative outcomes may adversely affect our financial position, liquidity or results of operations.

ITEM 1A: RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in “PART I. Item 1A: Risk Factors” in our Annual Report on Form 10-K for the year ended January 3, 2010, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K and below are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results.

In addition to the other risk factors contained in our Annual Report on Form 10-K, we have updated the following risk factors to reflect changes during the six months ended July 4, 2010. Certain of the risk factors from our Annual Report on Form 10-K have been updated below to reflect the change in our reporting segments beginning the quarter ended July 4, 2010. The following risk factors should be read in connection with the risk factors discussed in “PART I. Item 1A: Risk Factors” in our Annual Report on Form 10-K.

Risks Related to Our Supply Chain

If third-party manufacturers become unable or unwilling to sell their solar cells and panels to us , our business and results of operations may be materially negatively affected.

We plan to purchase a portion of our total product mix from third-party manufacturers of solar cells and panels. Such products increase our inventory available for sale to customers in some markets. However, such manufacturers may not be willing to sell solar cells and panels to us at the quantities and on the terms and conditions we require. In addition such manufacturers may be our direct competitors. If they are unable or unwilling to sell to us, we may not have sufficient products available to sell to customers and satisfy our sales commitments, thereby materially and negatively affecting our business and results of operations. In addition, warranty and product liability claims may result from defects or quality issues in connection with third party solar cells and panels that we incorporate into our solar power products. See also “Risks Related to Our Sales Channels—We may incure unexpected warranty and product liability claims that could materially and adversely affect our financial condition and results of operations.”

Risks Related to Our Sales Channels

Our operating results will be subject to fluctuations and are inherently unpredictable.

We do not know if our revenue will grow, or if it will grow sufficiently to outpace our expenses, which we expect to increase as we expand our manufacturing capacity. For example, in the second fiscal quarter of 2010 we experienced a net loss. We may not be profitable on a quarterly basis. Our quarterly revenue and operating results will be difficult to predict and have in the past fluctuated from quarter to quarter. In particular, revenue in our UPP Segment is difficult to forecast and is susceptible to large fluctuations. The amount, timing and mix of sales in our UPP Segment, often for a single medium or large-scale project, may cause large fluctuations in our revenue and other financial results as, at any given time, our UPP Segment is dependent on large scale projects and often a single project can account for a material portion of our total revenue in a given quarter. Further, our revenue mix of high margin materials sales versus lower margin project sales can fluctuate dramatically from quarter to quarter, which may adversely affect our revenue and financial results in any given period. Any decrease in revenue from our large UPP Segment customers, whether due to a loss of projects or an inability to collect, could have a significant negative impact on our business. Our agreements with these customers may be cancelled if we fail to meet certain product specifications or materially breach the agreement. In the event of bankruptcy, our customers may seek to renegotiate the terms of current agreements or renewals. In addition, the failure by any significant customer to pay for orders, whether due to liquidity issues or otherwise, could materially and adversely affect our results of operations. Our inability to execute upon the sale of our projects as planned, or any delay in obtaining the required initial payments to begin recognizing revenue under real estate accounting, and the corresponding revenue impact under the percentage-of-completion method of recognizing revenue, may similarly cause large fluctuations in our revenue and other financial results. Finally, a delayed disposition of a project could require us to recognize a gain on the sale of assets instead of recognizing revenue. Any of the foregoing may cause us to miss any current and future revenue or earnings guidance announced by us and negatively impact liquidity.

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

Our current standard product warranty for our solar panels includes a 10-year warranty period for defects in materials and workmanship and a 25-year warranty period for declines in power performance. We believe our warranty periods are consistent with industry practice. We perform accelerated lifecycle testing that expose our solar panels to extreme stress and climate conditions in both environmental simulation chambers and in actual field deployments in order to highlight potential failures that would occur over the 25-year warranty period. Due to the long warranty period, we bear the risk of extensive warranty claims long after we have shipped product and recognized revenue. Although we conduct accelerated testing of our solar panels and have several years of experience with our all-back-contact solar cell architecture, our solar panels have not and cannot be tested in an environment that exactly simulates the 25-year warranty period and it is difficult to test for all conditions that may occur in the field. We have sold solar cells since late 2004 and have therefore not tested the full warranty cycle.

In our project installations, our current standard warranty for our solar power systems differs by geography and end-customer application and usually includes a 2, 5 or 10-year comprehensive parts and workmanship warranty, after which the customer may typically extend the period covered by its warranty for an additional fee. Due to the long warranty period, we bear the risk of extensive warranty claims long after we have completed a project and recognized revenues. Warranty and product liability claims may also result from defects or quality issues in certain third party technology and components that our business incorporates into its solar power systems, particularly solar cells and panels, over which we have little or no control. While we generally pass through manufacturer warranties we receive from our suppliers to our customers, we are directly responsible for repairing or replacing any defective parts during our warranty period, often including those covered by manufacturers’ warranties. If the manufacturer disputes or otherwise fails to honor its warranty obligations, we may be required to incur substantial costs before we are compensated, if at all, by the manufacturer. Furthermore, our warranties may exceed the period of any warranties from our suppliers covering components, such as third party solar cells, third party panels and third party inverters, included in our systems. In addition, manufacturer warranties may not fully compensate us for losses associated with third-party claims caused by defects or quality issues in their products. For example, most manufacture warranties exclude many losses that may result from a system component’s failure or defect, such as the cost of de-installation, re-installation, shipping, lost electricity, lost renewable energy credits or other solar incentives, personal injury, property damage, and other losses. In certain cases our direct warranty coverage provided by SunPower to our customers, and therefore our financial exposure, may exceed our recourse available against cell, panel or other manufacturers for defects in their products. In addition, in the event we seek recourse through warranties, we will also be dependent on the creditworthiness and continued existence of the suppliers to our business.

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

Index

We often do not have long-term agreements with our customers and accordingly could lose customers without warning, which could cause our operating results to fluctuate.

Our product sales to residential dealers and components customers are frequently not accomplished under long-term agreements. We also contract to construct or sell large projects with no assurance of repeat business from the same customers in the future. Although we believe that cancellations on our purchase orders to date have been insignificant, our customers may cancel or reschedule purchase orders with us on relatively short notice. Cancellations or rescheduling of customer orders could result in the delay or loss of anticipated sales without allowing us sufficient time to reduce, or delay the incurrence of, our corresponding inventory and operating expenses. In addition, changes in forecasts or the timing of orders from these or other customers expose us to the risks of inventory shortages or excess inventory. These circumstances, in addition to the completion and non-repetition of large projects, variations in average selling prices, changes in the relative mix of sales of solar equipment versus solar project installations, and the fact that our supply agreements are generally long-term in nature and many of our other operating costs are fixed, in turn could cause our operating results to fluctuate and may result in a material adverse effect in our business.

Almost all of our construction contracts are fixed price contracts which may be insufficient to cover unanticipated or dramatic changes in costs over the life of the project.

Almost all of our construction contracts in both our UPP Segment and R&C Segment are fixed price contracts. All essential costs are estimated at the time of entering into the construction contract for a particular project, and these are reflected in the overall price that we charge our customers for the project. These cost estimates are preliminary and may or may not be covered by contracts between us or the subcontractors, suppliers and any other parties that may become necessary to complete to the project. Thus, if the cost of materials were to rise dramatically as a result of sudden increased demand, these costs may have to be borne by us.

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

Our business could be adversely affected by seasonal trends and construction cycles.

Our business is subject to significant industry-specific seasonal fluctuations. Sales have historically reflected these seasonal trends with the largest percentage of total revenues being realized during the last two calendar quarters. Low seasonal demand normally results in reduced shipments and revenues in the first two calendar quarters. There are various reasons for this seasonality, mostly related to economic incentives and weather patterns. For example, in European countries with feed-in tariffs, the construction of solar power systems may be concentrated during the second half of the calendar year, largely due to the annual reduction of the applicable minimum feed-in tariff and the fact that the coldest winter months are January through March. In the United States, customers will sometimes make purchasing decisions towards the end of the year in order to take advantage of tax credits or for other budgetary reasons. In addition, sales in the new home development market are often tied to construction market demands which tend to follow national trends in construction, including declining sales during cold weather months.

The competitive environment in which we operate often requires us to undertake customer obligations, which could materially and adversely affect our financial condition and results of operations if our customer obligations are more costly than expected.

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

Index

Risks Related to Our Operations

If we are not successful in adding additional production lines through our joint venture in Malaysia, or we experience interruptions in the operation of our solar cell production lines, our revenue and results of operations may be materially and adversely affected.

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

In addition, we are constructing another manufacturing facility in Malaysia through a joint venture with AU Optronics Corporation (“AUO”). Under the joint venture agreement, we and AUO will jointly own and manage the manufacturing facility. We plan to deploy our solar cell technology and process know-how and AUO’s manufacturing expertise to install and operate the new manufacturing facility. We expect the joint venture to provide a substantial portion of our solar cell supply beginning in 2011.

Our manufacturing activities have required and will continue to require significant management attention, a significant investment of capital and substantial engineering expenditures. The success of our joint venture is subject to significant risks including:

•	cost overruns, delays, equipment problems and other operating difficulties;

•	difficulties expanding our processes to larger production capacity;

•	custom-built equipment may take longer and cost more to engineer than planned and may never operate as designed;

•	incorporating first-time equipment designs and technology improvements, which we expect to lower unit capital and operating costs, but this new technology may not be successful;

•	problems managing the joint venture with AUO, whom we do not control and whose business objectives are different from ours and may be inconsistent with our best interest;

•	AUO’s ability to obtain interim financing to fund the joint venture’s business plan until such time as third party financing is obtained;

•	the joint venture’s ability to obtaining third party financing to fund its capital requirements;

•	difficulties in maintaining or improving our historical yields and manufacturing efficiencies;

•	difficulties in protecting our intellectual property and obtaining rights to intellectual property developed by the joint venture;

•	difficulties in hiring key technical, management, sales and other personnel;

•	difficulties in integration, implementing IT infrastructure and an effective control environment; and

•	potential inability to obtain, or obtain in a timely manner, approvals from governmental authorities for operations.

If we experience any of these or similar difficulties, we may be unable to complete the addition of new production lines on schedule at our joint venture, and our supply from the joint venture may be delayed or be more costly than expected, substantially constraining our supply of solar cells. If we are unable to ramp up our manufacturing capacity at the joint venture as planned, or we experience interruptions in the operation of our existing production lines, our per-unit manufacturing costs would increase, we would be unable to increase sales or gross margins as planned, we would need to increase our supply of third party solar cells, and our results of operations would likely be materially and adversely affected.

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

Index

Additionally, products as complex as ours may contain undetected errors or defects, especially when first introduced. For example, our solar cells and solar panels may contain defects that are not detected until after they are shipped or are installed because we cannot test for all possible scenarios. These defects could cause us to incur significant re-engineering costs, divert the attention of our engineering personnel from product development efforts and significantly affect our customer relations and business reputation. If we deliver solar cells or solar panels with errors or defects, including cells or panels of third-party manufacturers, or if there is a perception that such solar cells or solar panels contain errors or defects, our credibility and the market acceptance and sales of our products could be harmed. In addition, some of our arrangements with customers include termination or put rights for non-performance. In certain limited cases, we could be required to buy-back a customer’s system at fair value on specified future dates if certain minimum performance thresholds are not met for periods up to two years.

Developing solar power plants may require significant upfront investments prior to our recognizing any revenue, which could adversely affect our business and results of operations.

In March 2010, we acquired SunRay, a European solar power plant developer with offices in Europe and the Middle East, for $282 million. Since the acquisition of SunRay, our project development business has expanded significantly from the then existing project development business in North America. The development of solar power plants can require long periods of time and substantial initial investments, which may never be recovered if a potential project cannot be completed on commercially reasonable terms or at all. Our efforts in this area may consist of all stages of development, including land acquisition, permitting, financing, construction, operation and the eventual sale of the projects. We will often choose to bear the costs of such efforts prior to our final sale to a customer, if any. This involves significant upfront investments of resources (including, for example, large transmission deposits or other payments, which may be non-refundable), and in some cases the actual costs of constructing a project, in advance of the signing of PPAs and EPC contracts and the receipt of any revenue, much of which is not recognized for several additional months or years following contract signing. Our ability to monetize the SunRay solar power plant projects is dependent on successfully executing and selling large scale projects and often a single project can account for a material portion of our total revenue in a given quarter. Since consummation of the acquisition of SunRay, we have deferred revenue on SunRay construction projects until the projects have been financed and sold to independent third parties. Alternatively, we may choose to build, own and operate certain solar power plants for a period of time, after which the project assets may be sold to third parties. In such cases, the delayed disposition of projects could require us to recognize a gain on the sale of assets instead of recognizing revenue. Our potential inability to enter into sales contracts with customers after making such upfront investments could adversely affect our business, liquidity and results of operations. Our inability to execute upon the sale of our projects as planned, or any delay in obtaining the required initial payments to begin recognizing revenue under real estate accounting, and the corresponding revenue impact under the percentage-of-completion method of recognizing revenue, may cause large fluctuations in our revenue and other financial results.

We depend on third-party subcontractors to assemble a significant portion of our solar cells into solar panels and any failure to obtain sufficient assembly and test capacity could significantly delay our ability to ship our solar panels and damage our customer relationships.

Historically, we relied on Jiawei SolarChina Co., Ltd. (“Jiawei”), a third-party subcontractor in China, to assemble a significant portion of our solar cells into solar panels and perform panel testing and to manage packaging, warehousing and shipping of our solar panels. In May 2009, we entered into an arrangement with Jabil Circuit, Inc. (“Jabil”) for similar services that are provided in Mexico. In December 2009, we entered into another arrangement with Jabil for similar services provided in Poland beginning in the first quarter of fiscal 2010. We continue to negotiate with and enter into agreements with other third parties to assemble our solar cells or third-party solar cells into panels. In addition, we plan to manufacture up to a quarter of our solar panels in the United States within the next two years, whether produced internally or by third-party subcontractors located in states near attractive solar markets. As a result of outsourcing a significant portion of this final step in our production, we face several significant risks, including limited control over assembly and testing capacity, delivery schedules, quality assurance, manufacturing yields and production costs. If the operations of Jiawei, Jabil or other contract manufacturers were disrupted or their financial stability impaired, or if they were unable or unwilling to devote capacity to our solar panels in a timely manner, our business could suffer as we might be unable to produce finished solar panels on a timely basis. We also risk customer delays resulting from an inability to move module production to an alternate provider or to complete production internationally, and it may not be possible to obtain sufficient capacity or comparable production costs at another facility in a timely manner. In addition, migrating our design methodology to a new third-party subcontractor or to a captive panel assembly facility could involve increased costs, resources and development time, and utilizing additional third-party subcontractors could expose us to further risk of losing control over our intellectual property and the quality of our solar panels. Any reduction in the supply of solar panels could impair our revenue by significantly delaying our ability to ship products and potentially damage our relationships with new and existing customers, any of which could have a material and adverse effect on our financial condition and results of operation.

Index

We act as the general contractor for some of our customers in connection with the installations of our solar power systems and are subject to risks associated with construction, cost overruns, delays and other contingencies tied to performance bonds and letters of credit, which could have a material adverse effect on our business and results of operations.

We act as the general contractor for some of our customers in connection with the installation of our solar power systems. All essential costs are estimated at the time of entering into the sales contract for a particular project, and these are reflected in the overall price that we charge our customers for the project. These cost estimates are preliminary and may or may not be covered by contracts between us or the other project developers, subcontractors, suppliers and other parties to the project. In addition, we require qualified, licensed subcontractors to install most of our systems. Shortages of such skilled labor could significantly delay a project or otherwise increase our costs. Should miscalculations in planning a project or defective or late execution occur, we may not achieve our expected margins or cover our costs. Also, some systems customers require performance bonds issued by a bonding agency or letters of credit issued by financial institutions. Due to the general performance risk inherent in construction activities, it has become increasingly difficult recently to secure suitable bonding agencies willing to provide performance bonding, and obtaining letters of credit requires adequate collateral because we have not obtained a credit rating. In the event we are unable to obtain bonding or sufficient letters of credit, we will be unable to bid on, or enter into, sales contracts requiring such bonding.

In addition, the contracts with some of our larger customers require that we would be obligated to pay substantial penalty payments for each day or other period its solar installation is not completed beyond an agreed target date, up to and including the return of the entire project sale price. This is particularly true in Europe, where long-term, fixed feed-in tariffs available to investors are typically set during a prescribed period of project completion, but the fixed amount declines over time for projects completed in subsequent periods. We face material financial penalties in the event we fail to meet the completion deadlines, including but not limited a full refund of the contract price paid by the customers. In certain cases we do not control all of the events which could give rise to these penalties, such as reliance on the local utility to timely complete electrical substation construction.

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

To increase our business and maintain our competitive position, we may acquire other companies or engage in joint ventures in the future. For example, in March 2010, we completed our acquisition of SunRay for $282 million. In July 2010, we formed a joint venture with AUO to jointly own and operate our third solar cell manufacturing factory to be located in Malaysia.  See also “If we are not successful in adding additional production lines through our joint venture in Malaysia, or we experience interruptions in the operation of our solar cell production lines, our revenue and results of operations may be materially and adversely affected.”

Acquisitions and joint ventures involve a number of risks that could harm our business and result in the acquired business or joint venture not performing as expected, including:

•
insufficient experience with technologies and markets in which the acquired business or joint venture is involved, which may be necessary to successfully operate and/or integrate the business or the joint venture;

•	problems integrating the acquired operations, personnel, IT infrastructure, technologies or products with the existing business and products;

•	diversion of management time and attention from the core business to the acquired business or joint venture;

•	potential failure to retain or hire key technical, management, sales and other personnel of the acquired business or joint venture;

•	difficulties in retaining or building relationships with suppliers and customers of the acquired business or joint venture, particularly where such customers or suppliers compete with us;

•	potential failure of the due diligence processes to identify significant issues with product quality and development or legal and financial liabilities, among other things;

•	potential inability to obtain, or obtain in a timely manner, approvals from governmental authorities, which could delay or prevent acquisitions or the successful operation of joint ventures;

Index

•	potential necessity to re-apply for permits of acquired projects;

•
problems managing joint ventures with our partners, and reliance upon joint ventures which we do not control, for example, our ability to effectively manage our joint venture with AUO for the expansion of our manufacturing capacity;

•	subsequent impairment of the acquired assets, including intangible assets; and

•	assumption of liabilities including, but not limited to, lawsuits, tax examinations, warranty issues, liabilities associated with compliance with laws (for example, the Foreign Corrupt Practices Act).

Additionally, we may decide that it is in our best interests to enter into acquisitions or joint ventures that are dilutive to earnings per share or that negatively impact margins as a whole. In an effort to reduce our cost of goods sold, we have and may continue to enter into acquisitions or joint ventures involving suppliers or manufacturing partners, which would expose us to additional supply chain risks. Acquisitions or joint ventures could also require investment of significant financial resources and require us to obtain additional equity financing, which may dilute our stockholders’ equity, or require us to incur additional indebtedness. Further, following the spin-off of our shares by Cypress on September 29, 2008, our ability to issue equity, including to acquire companies or assets, is subject to limits as described in “Our agreements with Cypress require us to indemnify Cypress for certain tax liabilities. These indemnification obligations and related contractual restrictions may limit our ability to obtain additional financing, participate in future acquisitions or pursue other business initiatives.” in ”Part I. Item 1A: Risk Factors” in our Annual Report on Form 10-K. To the extent these limits prevent us from pursuing acquisitions or investments that we would otherwise pursue, our growth and strategy could be impaired.

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

We may in the future be required to consolidate the assets, liabilities and financial results of certain of our existing or future joint ventures which could have an adverse impact on our financial position, gross margin and operating results.

The Financial Accounting Standards Board has issued accounting guidance regarding variable interest entities (“VIEs”) that affects our accounting treatment of our existing and future joint ventures. Our significant VIEs include our joint venture in Woongjin Energy Co., Ltd. and First Philec Solar Corporation, our future equity interest in a polysilicon manufacturer in Saudi Arabia, and our joint venture with AUO to operate our Malaysian manufacturing plant. To ascertain if we are required to consolidate these entities, we determine whether we are the primary beneficiary in accordance with the accounting guidance. Factors we consider in determining whether we are the VIE’s primary beneficiary include the decision making authority of each partner, which partner manages the day-to-day operations of the joint venture and the amount of our equity in relation to that of our partners. Changes in the financial accounting guidance, or changes in circumstances at each of these joint ventures, could lead us to determine that we have to consolidate the assets, liabilities and financial results of such joint ventures. This could have a material adverse impact on our financial position, gross margin and operating results. In addition, we may enter into future joint ventures or make other equity investments, which could have an adverse impact on us because of the financial accounting guidance regarding VIEs.

We carry significant goodwill on our balance sheet, which is subject to impairment testing and could subject us to significant non-cash charges to earnings in the future if impairment occurs.

As of July 4, 2010, we had goodwill of $353.9 million, which represented 10% of our total assets. We have completed strategic acquisitions which have increased our goodwill; most recently, our acquisition of SunRay increased our goodwill by $157.1 million in the first six months of fiscal 2010. The value of this asset may increase in the future if we complete acquisitions as part of our overall business strategy. Goodwill is not amortized, but is tested for impairment annually or more often if events or changes in circumstances indicate a potential impairment may exist. Factors that could indicate that our goodwill is impaired include a decline in stock price and market capitalization, lower than projected operating results and cash flows, and slower growth rates in our industry. Our stock price has declined significantly since mid-2008, which increases the risk of goodwill impairment if the price of our stock does not recover. If an impairment is determined to exist, it may result in a significant non-cash charge to earnings and lower stockholders’ equity.

Index

Item 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The following table sets forth all purchases made by or on behalf of the Company or any “affiliated purchaser,” as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, of shares of our class A common stock during each of the indicated months.

Period	Total Number of Shares Purchased (in thousands)(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Publicly Announced Plans or Programs
April 4, 2010 through May 2, 2010	2,941	$17.57	—	—
May 3, 2010 through May 30, 2010	30,565	$15.87	—	—
May 31, 2010 through July 4, 2010	18,429	$14.12	—	—
	51,935	$15.35	—	—

(1)	The total number of shares purchased includes only shares surrendered to satisfy tax withholding obligations in connection with the vesting of restricted stock issued to employees.

Index

Item 6.	Exhibits

Exhibit Number	Description

10.1
Convertible Debenture Hedge Transaction Confirmation, dated April 5, 2010, by and between SunPower Corporation and Bank of America, N.A. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 9, 2010).

10.2
Convertible Debenture Hedge Transaction Confirmation, dated April 5, 2010, by and between SunPower Corporation and Barclays Bank PLC (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 9, 2010).

10.3
Convertible Debenture Hedge Transaction Confirmation, dated April 5, 2010, by and between SunPower Corporation and Credit Suisse International (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 9, 2010).

10.4
Convertible Debenture Hedge Transaction Confirmation, dated April 5, 2010, by and between SunPower Corporation and Deutsche Bank AG, London Branch (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 9, 2010).

10.5
Warrant Transaction Confirmation, dated April 5, 2010, by and between SunPower Corporation and Bank of America, N.A. (incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 9, 2010).

10.6
Warrant Transaction Confirmation, dated April 5, 2010, by and between SunPower Corporation and Barclays Bank PLC (incorporated by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 9, 2010).

10.7
Warrant Transaction Confirmation, dated April 5, 2010, by and between SunPower Corporation and Credit Suisse International (incorporated by reference to Exhibit 10.7 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 9, 2010).

10.8
Warrant Transaction Confirmation, dated April 5, 2010, by and between SunPower Corporation and Deutsche Bank AG, London Branch (incorporated by reference to Exhibit 10.8 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 9, 2010).

10.9*
Fifth Amendment to Amended and Restated Credit Agreement, dated April 12, 2010, by and among SunPower Corporation, SunPower North America, LLC, SunPower Corporation, Systems, and Wells Fargo Bank, National Association.

10.10*†
Letter of Credit Facility Agreement, dated April 12, 2010, by and among SunPower Corporation, the Subsidiary Guarantors and Subsidiary Applicants parties thereto from time to time, the Banks thereto from time to time, Bank of America, N.A., as Syndication Agent, Deutsche Bank AG New York Branch, as Issuing Bank and Administartive Agent, and Deutsche Bank Securities Inc., as Sole Bookrunner and Arranger.

10.11*	Security Agreement, dated April 12, 2010, by and among SunPower Corporation, SunPower North America LLC, SunPower Corporation, Systems, and Deutsche Bank AG New York Branch, as Administrative Agent.
10.12*
Cash Collateral Account Security, Pledge and Assignment Agreement and Control Agreement, dated April 12, 2010, by and among SunPower Corporation, Deutsche Bank AG New York Branch, as Administrative Agent, and Deutsche Bank Trust Company Americas, as depository bank and securities intermediary.

10.13*†	Mortgage Loan Agreement, dated May 6, 2010, by and among SunPower Philippines Manufacturing Ltd., SPML Land, Inc. and International Finance Corporation.
10.14*	Guarantee Agreement, dated May 6, 2010, between SunPower Corporation and International Finance Corporation.
10.15*†	Joint Venture Agreement, dated May 27, 2010, by and among SunPower Technology, Ltd., AU Optronics Singapore Pte. Ltd., AU Optronics Corporation and SunPower Malaysia Manufacturing Sdn. Bhd.
31.1*	Certification by Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a).
31.2*	Certification by Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a).
32.1*	Certification Furnished Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*^	XBRL Instance Document.
101.SCH*^	XBRL Taxonomy Schema Document.
101.CAL*^	XBRL Taxonomy Calculation Linkbase Document.
101.LAB*^	XBRL Taxonomy Label Linkbase Document.
101.PRE*^	XBRL Taxonomy Presentation Linkbase Document.
101.DEF*^	XBRL Taxonomy Definition Linkbase Document.

Exhibits marked with a cross (†) are subject to a request for confidential treatment filed with the Securities and Exchange Commission.

Exhibits marked with an asterisk (*) are filed herewith.

Exhibits marked with a carrot (^) are XBRL (Extensible Business Reporting Language) information furnished and not filed herewith, are not a part of a registration statement or Prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, are deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise are not subject to liability under these sections.

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

SUNPOWER CORPORATION

Dated: August 13, 2010	By:	/s/ DENNIS V. ARRIOLA

Dennis V. Arriola
Executive Vice President and
Chief Financial Officer

Index

Index to Exhibits

Exhibit Number	Description

10.9*
Fifth Amendment to Amended and Restated Credit Agreement, dated April 12, 2010, by and among SunPower Corporation, SunPower North America, LLC, SunPower Corporation, Systems, and Wells Fargo Bank, National Association.

10.10*†
Letter of Credit Facility Agreement, dated April 12, 2010, by and among SunPower Corporation, the Subsidiary Guarantors and Subsidiary Applicants parties thereto from time to time, the Banks thereto from time to time, Bank of America, N.A., as Syndication Agent, Deutsche Bank AG New York Branch, as Issuing Bank and Administartive Agent, and Deutsche Bank Securities Inc., as Sole Bookrunner and Arranger.

10.11*	Security Agreement, dated April 12, 2010, by and among SunPower Corporation, SunPower North America LLC, SunPower Corporation, Systems, and Deutsche Bank AG New York Branch, as Administrative Agent.
10.12*
Cash Collateral Account Security, Pledge and Assignment Agreement and Control Agreement, dated April 12, 2010, by and among SunPower Corporation, Deutsche Bank AG New York Branch, as Administrative Agent, and Deutsche Bank Trust Company Americas, as depository bank and securities intermediary.

10.13*†	Mortgage Loan Agreement, dated May 6, 2010, by and among SunPower Philippines Manufacturing Ltd., SPML Land, Inc. and International Finance Corporation.
10.14*	Guarantee Agreement, dated May 6, 2010, between SunPower Corporation and International Finance Corporation.
10.15*†	Joint Venture Agreement, dated May 27, 2010, by and among SunPower Technology, Ltd., AU Optronics Singapore Pte. Ltd., AU Optronics Corporation and SunPower Malaysia Manufacturing Sdn. Bhd.
31.1*	Certification by Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a).
31.2*	Certification by Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a).
32.1*	Certification Furnished Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*^	XBRL Instance Document.
101.SCH*^	XBRL Taxonomy Schema Document.
101.CAL*^	XBRL Taxonomy Calculation Linkbase Document.
101.LAB*^	XBRL Taxonomy Label Linkbase Document.
101.PRE*^	XBRL Taxonomy Presentation Linkbase Document.
101.DEF*^	XBRL Taxonomy Definition Linkbase Document.

Exhibits marked with a cross (†) are subject to a request for confidential treatment filed with the Securities and Exchange Commission.

Exhibits marked with an asterisk (*) are filed herewith.

Exhibits marked with a carrot (^) are XBRL (Extensible Business Reporting Language) information furnished and not filed herewith, are not a part of a registration statement or Prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, are deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise are not subject to liability under these sections.