Form 10-K/A
period 2010-01-03
SUNPOWER CORP
filed 2010-09-17
CIK 867773

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________

FORM 10-K/A
Amendment No. 2
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

EXPLANATORY NOTE

This Amendment No. 2 to Form 10-K (this “Amendment”) amends the Annual Report on Form 10-K for the fiscal year ended January 3, 2010, originally filed on March 19, 2010 and amended on June 30, 2010 (as amended, the “2009 Form 10-K”) of SunPower Corporation (the “Company” or “we”). We are filing this Amendment solely for the purpose of refiling Exhibit 10.50 in connection with a request for confidential treatment.  This Amendment to the 2009 Form 10-K does not alter or affect any other part or any other information set forth in the 2009 Form 10-K.

PART IV

ITEM 15: EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

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

10.15	^+	Outside Director Compensation Policy.
10.16	^+	Form of Employment Agreement for Executive Officers.
10.17	^+	SunPower Corporation Management Career Transition Plan.
10.18	^+	SunPower Corporation Executive Quarterly Key Initiative Bonus Plan.
10.19	^+	SunPower Corporation Annual Executive Bonus Plan.
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

10.35	+
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

10.42	+	Second Amendment and Limited Waiver to Loan Agreement, dated December 28, 2009, by and between SunPower Corporation and Union Bank, N.A.
10.43	†
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

21.1	+	List of Subsidiaries.
23.1	+	Consent of Independent Registered Public Accounting Firm.
23.2	+	Consent of Samil PricewaterhouseCoopers, Independent Auditors of Woongjin Energy Co., Ltd.
24.1	+	Power of Attorney.
31.1	*	Certification by Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a).
31.2	*	Certification by Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a).
32.1	+	Certification Furnished Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	+	Financial Statements of Woongjin Energy Co., Ltd.

Exhibits marked with a carrot (^) are director and officer compensatory arrangements.

Exhibits marked with an addition (+) were filed with the 2009 Form 10-K.

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

SUNPOWER CORPORATION

Dated: September 17, 2010	By:	/s/ DENNIS V. ARRIOLA

Dennis V. Arriola
Executive Vice President and Chief Financial Officer

 Pursuant to the requirements of the Securities Exchange Act of 1934, this Amendment has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ THOMAS H. WERNER	President and Chief Executive Officer	September 17, 2010
Thomas H. Werner	(Principal Executive Officer)

/s/ DENNIS V. ARRIOLA	Executive Vice President and Chief Financial Officer	September 17, 2010
Dennis V. Arriola	(Principal Financial and Accounting Officer)

*	Chairman of the Board of Directors	September 17, 2010
T.J. Rodgers

*	Director	September 17, 2010
W. Steve Albrecht

*	Director	September 17, 2010
Betsy S. Atkins

*	Director	September 17, 2010
Uwe-Ernst Bufe

*	Director	September 17, 2010
Thomas R. McDaniel

*	Director	September 17, 2010
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