Form 10-Q/A
period 2010-09-30
SUNPOWER CORP
filed 2010-10-01
CIK 867773

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

EXPLANATORY NOTE

This Amendment No. 1 to Form 10-Q (this “Amendment”) amends the Quarterly Report on Form 10-Q for the fiscal quarter ended July 4, 2010, originally filed on August 13, 2010 (the “2010 2Q Form 10-Q”) of SunPower Corporation (the “Company” or “we”). We are filing this Amendment solely for the purpose of refiling Exhibit 10.15 in connection with a request for confidential treatment.  This Amendment to the 2010 2Q Form 10-Q does not alter or affect any other part or any other information set forth in the 2010 2Q Form 10-Q.

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

10.9	+
Fifth Amendment to Amended and Restated Credit Agreement, dated April 12, 2010, by and among SunPower Corporation, SunPower North America, LLC, SunPower Corporation, Systems, and Wells Fargo Bank, National Association.

10.10	+†
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

10.11	+	Security Agreement, dated April 12, 2010, by and among SunPower Corporation, SunPower North America LLC, SunPower Corporation, Systems, and Deutsche Bank AG New York Branch, as Administrative Agent.
10.12	+
Cash Collateral Account Security, Pledge and Assignment Agreement and Control Agreement, dated April 12, 2010, by and among SunPower Corporation, Deutsche Bank AG New York Branch, as Administrative Agent, and Deutsche Bank Trust Company Americas, as depository bank and securities intermediary.

10.13	+†	Mortgage Loan Agreement, dated May 6, 2010, by and among SunPower Philippines Manufacturing Ltd., SPML Land, Inc. and International Finance Corporation.
10.14	+	Guarantee Agreement, dated May 6, 2010, between SunPower Corporation and International Finance Corporation.
10.15	*†	Joint Venture Agreement, dated May 27, 2010, by and among SunPower Technology, Ltd., AU Optronics Singapore Pte. Ltd., AU Optronics Corporation and SunPower Malaysia Manufacturing Sdn. Bhd.
31.1	*	Certification by Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a).
31.2	*	Certification by Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a).
32.1	+	Certification Furnished Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	+^	XBRL Instance Document.
101.SCH	+^	XBRL Taxonomy Schema Document.
101.CAL	+^	XBRL Taxonomy Calculation Linkbase Document.
101.LAB	+^	XBRL Taxonomy Label Linkbase Document.
101.PRE	+^	XBRL Taxonomy Presentation Linkbase Document.
101.DEF	+^	XBRL Taxonomy Definition Linkbase Document.

Exhibits marked with an addition (+) were filed with the 2010 2Q Form 10-Q.

Exhibits marked with an asterisk (*) are filed herewith.

Exhibits marked with a cross (†) are subject to a request for confidential treatment filed with the Securities and Exchange Commission.

Exhibits marked with a carrot (^) are XBRL (Extensible Business Reporting Language) information.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment to be signed on its behalf by the undersigned thereto duly authorized.

SUNPOWER CORPORATION

Dated: October 1, 2010	By:	/s/ DENNIS V. ARRIOLA

Dennis V. Arriola
Executive Vice President and Chief Financial Officer

EXHIBITS FILED HEREWITH

Exhibit Number		Description
10.15	*†	Joint Venture Agreement, dated May 27, 2010, by and among SunPower Technology, Ltd., AU Optronics Singapore Pte. Ltd., AU Optronics Corporation and SunPower Malaysia Manufacturing Sdn. Bhd.
31.1	*	Certification by Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a).
31.2	*	Certification by Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a).

Exhibits marked with an asterisk (*) are filed herewith.

Exhibits marked with a cross (†) are subject to a request for confidential treatment filed with the Securities and Exchange Commission.