Form 10-Q
period 2010-10-03
SUNPOWER CORP
filed 2010-11-12
CIK 867773

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 3, 2010
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

(408) 240-5500
(Registrant's Telephone Number, Including Area Code)

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

The total number of outstanding shares of the registrant's class A common stock as of November 5, 2010 was 55,863,951.
The total number of outstanding shares of the registrant's class B common stock as of November 5, 2010 was 42,033,287.

SunPower Corporation

Index

PART I. FINANCIAL INFORMATION

Item 1.         Financial Statements
SunPower Corporation

Condensed Consolidated Balance Sheets
(In thousands, except share data)
(unaudited)

	October 3, 2010	January 3, 2010 (1)
Assets
Current assets:
Cash and cash equivalents	$281,212	$615,879
Restricted cash and cash equivalents, current portion	37,209	61,868
Short-term investments	172	172
Accounts receivable, net	265,832	248,833
Costs and estimated earnings in excess of billings	114,093	26,062
Inventories	285,805	202,301
Advances to suppliers, current portion	26,422	22,785
Project assets - plants and land, current portion	162,935	6,010
Prepaid expenses and other current assets	236,647	98,521
Total current assets	1,410,327	1,282,431

Restricted cash and cash equivalents, net of current portion	119,323	248,790
Property, plant and equipment, net	589,690	682,344
Project assets - plants and land, net of current portion	19,328	9,607
Goodwill	344,861	198,163
Other intangible assets, net	77,222	24,974
Advances to suppliers, net of current portion	157,934	167,843
Other long-term assets	190,058	82,743
Total assets	$2,908,743	$2,696,895

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$373,166	$234,692
Accrued liabilities	238,905	114,008
Billings in excess of costs and estimated earnings	16,451	17,346
Short-term debt and current portion of long-term debt	—	11,250
Convertible debt, current portion	—	137,968
Customer advances, current portion	17,213	19,832
Total current liabilities	645,735	535,096

Long-term debt	—	237,703
Convertible debt, net of current portion	585,343	398,606
Customer advances, net of current portion	66,070	72,288
Long-term deferred taxes	11,927	6,777
Other long-term liabilities	171,170	70,045
Total liabilities	1,480,245	1,320,515
Commitments and contingencies (Note 8)
Stockholders' equity:
Preferred stock, $0.001 par value, 10,042,490 shares authorized; none issued and outstanding	—	—
Common stock, $0.001 par value, 150,000,000 shares of class B common stock authorized; 42,033,287 shares of class B common stock issued and outstanding; $0.001 par value, 217,500,000 shares of class A common stock authorized; 56,324,062 and 55,394,612 shares of class A common stock issued; 55,815,427 and 55,039,193 shares of class A common stock outstanding, at October 3, 2010 and January 3, 2010, respectively	98	97
Additional paid-in capital	1,561,312	1,520,933
Accumulated deficit	(87,836)	(114,309)
Accumulated other comprehensive loss	(29,553)	(17,357)
Treasury stock, at cost; 508,635 and 355,419 shares of class A stock at October 3, 2010 and January 3, 2010, respectively	(15,523)	(12,984)
Total stockholders' equity	1,428,498	1,376,380
Total liabilities and stockholders' equity	$2,908,743	$2,696,895

(1) As adjusted to reflect the adoption of new accounting guidance for share lending arrangements that were executed in connection with the Company's convertible debt offerings in fiscal 2007 (see Note 1).

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

SunPower Corporation

Condensed Consolidated Statements of Operations
(In thousands, except per share data)
(unaudited)

	Three Months Ended		Nine Months Ended
	October 3, 2010	September 27, 2009 (1)	October 3, 2010	September 27, 2009
Revenue:
Utility and power plants	$257,803	$195,117	$521,896	$428,668
Residential and commercial	292,842	270,244	760,261	547,677
Total revenue	550,645	465,361	1,282,157	976,345
Cost of revenue:
Utility and power plants	212,526	142,999	421,178	353,611
Residential and commercial	225,534	222,532	588,800	449,991
Total cost of revenue	438,060	365,531	1,009,978	803,602
Gross margin	112,585	99,830	272,179	172,743
Operating expenses:
Research and development	13,382	8,250	34,995	23,067
Sales, general and administrative	91,015	45,332	233,671	130,511
Total operating costs	104,397	53,582	268,666	153,578
Operating income	8,188	46,248	3,513	19,165
Other income (expense):
Interest income	742	—	1,294	1,949
Interest expense	(14,768)	(9,992)	(45,018)	(26,026)
Gain on deconsolidation of consolidated subsidiary	36,849	—	36,849	—
Gain on change in equity interest in unconsolidated investee	—	—	28,348	—
Gain (loss) on mark-to-market derivatives	(2,967)	—	28,885	21,193
Other, net	(11,947)	585	(28,344)	(3,765)
Other income (expense), net	7,909	(9,407)	22,014	(6,649)
Income from continuing operations before income taxes and equity in earnings of unconsolidated investees	16,097	36,841	25,527	12,516
Benefit from (provision for) income taxes	(3,376)	(19,962)	(19,493)	4,457
Equity in earnings of unconsolidated investees	5,825	2,627	10,973	7,005
Income from continuing operations	18,546	19,506	17,007	23,978
Income from discontinued operations, net of taxes	1,570	—	9,466	—
Net income	$20,116	$19,506	$26,473	$23,978
Net income per share of class A and class B common stock:
Net income per share - basic:
Continuing operations	$0.19	$0.21	$0.18	$0.27
Discontinued operations	0.02	—	0.10	—
Net income per share - basic	$0.21	$0.21	$0.28	$0.27
Net income per share - diluted:
Continuing operations	$0.19	$0.20	$0.18	$0.26
Discontinued operations	0.02	—	0.09	—
Net income per share - diluted	$0.21	$0.20	$0.27	$0.26
Weighted-average shares:
Basic	95,840	94,668	95,519	89,764
Diluted (2)	105,648	105,031	96,741	91,513

(1)
The Condensed Consolidated Statements of Operations for the three and nine months ended September 27, 2009 has been adjusted to reflect the adoption of new accounting guidance for share lending arrangements that were executed in connection with the Company's convertible debt offerings in fiscal 2007 (see Note 1).

(2)	See Note 14 for the calculation of diluted net income per share under the if-converted method.

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

SunPower Corporation
Condensed Consolidated Statements of Cash Flows
(In thousands)
(unaudited)

	Nine Months Ended
	October 3, 2010	September 27, 2009 (1)
Cash flows from operating activities:
Net income	$26,473	$23,978
Less: Income from discontinued operations, net of taxes	9,466	—
Income from continuing operations	17,007	23,978
Adjustments to reconcile income from continuing operations to net cash provided by (used in) operating activities of continuing operations:
Stock-based compensation	38,064	34,204
Depreciation	75,680	60,348
Amortization of other intangible assets	28,039	12,296
Impairment (gain on sale) of investments	(1,572)	1,997
Gain on mark-to-market derivatives	(28,885)	(21,193)
Non-cash interest expense	22,175	16,709
Amortization of debt issuance costs	2,621	2,454
Amortization of promissory notes	8,941	—
Gain on deconsolidation of consolidated subsidiary	(36,849)	—
Gain on change in equity interest in unconsolidated investee	(28,348)	—
Equity in earnings of unconsolidated investees	(10,973)	(7,005)
Excess tax benefits from stock-based award activity	(761)	(7,127)
Deferred income taxes and other tax liabilities	18,708	(14,760)
Changes in operating assets and liabilities, net of effect of acquisition and deconsolidation:
Accounts receivable	(3,879)	(43,285)
Costs and estimated earnings in excess of billings	(80,719)	(41,992)
Inventories	(84,210)	27,776
Project assets	(146,268)	—
Prepaid expenses and other assets	(76,774)	(6,615)
Advances to suppliers	1,672	25,174
Accounts payable and other accrued liabilities	219,133	(13,142)
Billings in excess of costs and estimated earnings	1,269	1,049
Customer advances	(7,961)	(13,639)
Net cash provided by (used in) operating activities of continuing operations	(73,890)	37,227
Net cash used in operating activities of discontinued operations	(3,969)	—
Net cash provided by (used in) operating activities	(77,859)	37,227
Cash flows from investing activities:
Decrease (increase) in restricted cash and cash equivalents	64,674	(145,583)
Purchase of property, plant and equipment	(104,623)	(149,624)
Proceeds from sale of equipment to third-party	5,284	9,878
Proceeds from sales or maturities of available-for-sale securities	1,572	29,545
Cash paid for acquisition, net of cash acquired	(272,699)	—
Cash decrease due to deconsolidation of consolidated subsidiary	(12,879)	—
Cash paid for investments in joint ventures and other non-public companies	(3,798)	(1,500)
Net cash used in investing activities of continuing operations	(322,469)	(257,284)
Net cash provided by investing activities of discontinued operations	33,950	—
Net cash used in investing activities	(288,519)	(257,284)
Cash flows from financing activities:
Proceeds from issuance of long-term debt, net of issuance costs	—	137,735
Proceeds from issuance of convertible debt, net of issuance costs	244,241	225,018
Proceeds from offering of class A common stock, net of offering expenses	—	218,781
Repayment of bank loans	(63,646)	—
Cash paid for repurchase of convertible debt	(143,804)	(75,636)
Cash paid for purchased options	—	(97,336)
Cash paid for bond hedge	(75,200)	—
Proceeds from warrant transactions	61,450	71,001
Proceeds from exercise of stock options	670	1,408
Excess tax benefits from stock-based award activity	761	7,127
Purchases of stock for tax withholding obligations on vested restricted stock	(2,539)	(3,708)
Net cash provided by financing activities from continuing operations	21,933	484,390
Net cash provided by financing activities from discontinued operations	17,059	—
Net cash provided by financing activities	38,992	484,390
Effect of exchange rate changes on cash and cash equivalents	(7,281)	5,462
Net increase (decrease) in cash and cash equivalents	(334,667)	269,795
Cash and cash equivalents at beginning of period	615,879	202,331
Cash and cash equivalents at end of period	281,212	472,126
Less: Cash and cash equivalents of discontinued operations	—	—
Cash and cash equivalents of continuing operations, end of period	$281,212	$472,126

Non-cash transactions:
Property, plant and equipment acquisitions funded by liabilities	$4,382	$21,594
Non-cash interest expense capitalized and added to the cost of qualified assets	2,951	4,456
Issuance of common stock for purchase acquisition	—	1,471

(1)
The Condensed Consolidated Statements of Cash Flows for the nine months ended September 27, 2009 has been adjusted to reflect the adoption of new accounting guidance for share lending arrangements that were executed in connection with the Company's convertible debt offerings in fiscal 2007 (see Note 1).

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

In the second quarter of fiscal 2010, the Company changed its segment reporting from its Components Segment and Systems Segment to its Utility and Power Plants (“UPP”) Segment and Residential and Commercial (“R&C”) Segment. Historically, Components Segment sales were generally solar cells and solar panels sold to a third-party dealer or original equipment manufacturer (“OEM”) who would re-sell the product to the eventual customer, while Systems Segment sales were generally complete turn-key offerings sold directly to the end customer. Under the new segmentation, the Company's UPP Segment refers to its large-scale solar products and systems business, which includes power plant project development and project sales, turn-key engineering, procurement and construction (“EPC”) services for power plant construction, and power plant operations and maintenance (“O&M”) services. The UPP Segment also makes components sales, which includes large volume sales of solar panels and mounting systems to third parties, often on a multi-year, firm commitment basis, and is a reflection of the growing demand of its utility and other large-scale industrial solar equipment customers. The Company's R&C Segment focuses on solar equipment sales into the residential and small commercial market through its third-party global dealer network, as well as direct sales and EPC and O&M services installing rooftop and ground-mounted solar systems for the commercial and public sectors. The Company's President and Chief Executive Officer, as the chief operating decision maker (“CODM”), has organized the Company and manages resource allocations and measures performance of the Company's activities between these two segments.

Fiscal Years

The Company reports on a fiscal-year basis and ends its quarters on the Sunday closest to the end of the applicable calendar quarter, except in a 53-week fiscal year, in which case the additional week falls into the fourth quarter of that fiscal year. Fiscal year 2010 consists of 52 weeks while fiscal year 2009 consists of 53 weeks. The third quarter of fiscal 2010 ended on October 3, 2010 and the third quarter of fiscal 2009 ended on September 27, 2009.

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

During the three and nine months ended October 3, 2010, the Company identified certain immaterial out-of-period adjustments that had the net effect of decreasing income from continuing operations before income taxes by $2.9 million and $1.9 million, respectively. The adjustments for the three months ended October 3, 2010 primarily represented adjustments which originated in the first and second quarters of fiscal 2010 and related to accounts payable and deferred compensation. The adjustments for the nine months ended October 3, 2010 related to prior years and consisted of adjustments to accounts payable, accrued liabilities, inventories, fixed assets and prepaid expenses. The effect of these adjustments, which resulted principally

Index

from the Company's continued efforts to remediate internal controls in its Philippines operations, is not material to current and prior period income from continuing operations and net income.
In the opinion of management, the accompanying condensed consolidated interim financial statements contain all adjustments, consisting only of normal recurring adjustments, which the Company believes are necessary for a fair statement of the Company's financial position as of October 3, 2010 and its results of operations for the three and nine months ended October 3, 2010 and September 27, 2009, and cash flows for the nine months ended October 3, 2010 and September 27, 2009. These condensed consolidated interim financial statements are not necessarily indicative of the results to be expected for the entire year.

Certain prior period balances have been reclassified to conform to the current period presentation in the Company's Condensed Consolidated Financial Statements and the accompanying notes. Such reclassification had no effect on previously reported results of operations or accumulated deficit.

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

As a result of the investigation, the Audit Committee concluded that certain unsubstantiated accounting entries were made at the direction of the Philippines-based finance personnel in order to report results for manufacturing operations that would be consistent with internal expense projections. The entries generally resulted in an understatement of the Company's cost of goods sold (referred to as “Cost of revenue” in its Condensed Consolidated Statements of Operations). The Audit Committee concluded that the efforts were not directed at achieving the Company's overall financial results or financial analysts' projections of the Company's financial results. The Audit Committee also determined that these accounting issues were confined to the accounting function in the Philippines. Finally, the Audit Committee concluded that executive management neither directed nor encouraged, nor was aware of, these activities and was not provided with accurate information concerning the unsubstantiated entries. In addition to the unsubstantiated entries, during the Audit Committee investigation various accounting errors were discovered by the investigation and by management.

The nature and effect of the restatements resulting from the Audit Committee's independent investigation, including the impact to the previously issued interim condensed consolidated financial statements, were provided in the Company's Annual Report on Form 10-K for the year ended January 3, 2010. Prior year reports on Form 10-Q were restated and filed on May 3, 2010 by submission of Forms 10-Q/A. The amounts presented in this Form 10-Q reflect the restatements filed in these amendments. For additional information regarding the Company's disclosure controls and procedures see Part I - “Item 4: Controls and Procedures” in the Company's Quarterly Report on Form 10-Q for the quarter ended October 3, 2010.

Summary of Significant Accounting Policies

These condensed consolidated financial statements and accompanying notes should be read in conjunction with the Company's annual consolidated financial statements and notes thereto for the year ended January 3, 2010 included in its Annual Report on Form 10-K filed with the SEC.

Revenue Recognition of Power Plants

In connection with the Company's acquisition of SunRay Malta Holdings Limited (“SunRay”), the Company began to develop and sell solar power plants which generally include sale or lease of related real estate (see Note 2). Revenue recognition for these solar power plants require adherence to specific guidance for real estate sales, which provides that if the Company held control over land or land rights prior to the execution of an EPC contract, the Company would recognize revenue and the corresponding costs when all of the following requirements are met: the sale is consummated, the buyer's initial and any continuing investments are adequate, the resulting receivables are not subject to subordination and the Company has transferred the customary risk and rewards of ownership to the buyer. In general, a sale is consummated upon the execution of an agreement documenting the terms of the sale and a minimum initial payment by the buyer to substantiate the transfer of risk to the buyer. This may result in the Company deferring revenue during construction, even if a sale was consummated, until the buyer's initial investment payment is received by the Company, at which time revenue would be recognized on a percentage-of-completion basis as work is completed. Revenue recognition methods for the Company's solar power plants not involving real estate remain subject to the Company's historical practice using the percentage-of-completion method.

Index

Recently Adopted Accounting Guidance

Share Lending Arrangements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued accounting guidance that changed how companies account for share lending arrangements that were executed in connection with convertible debt offerings or other financings. The new accounting guidance requires all such share lending arrangements to be valued and amortized as interest expense in the same manner as debt issuance costs. As a result of the new accounting guidance, existing share lending arrangements relating to the Company's class A common stock are required to be measured at fair value and amortized as interest expense in its Condensed Consolidated Financial Statements. In addition, in the event that counterparty default under the share lending arrangement becomes probable, the Company is required to recognize an expense in its Condensed Consolidated Statement of Operations equal to the then fair value of the unreturned loaned shares, net of any probable recoveries. The Company adopted the new accounting guidance effective January 4, 2010, the start of its fiscal year, and applied it retrospectively to all prior periods as required by the guidance.

The Company has two historical share lending arrangements subject to the new guidance. In connection with the issuance of its 1.25% senior convertible debentures (“1.25% debentures”) and 0.75% senior convertible debentures (“0.75% debentures”), the Company loaned 2.9 million shares of its class A common stock to Lehman Brothers International (Europe) Limited (“LBIE”) and 1.8 million shares of its class A common stock to Credit Suisse International (“CSI”) under share lending arrangements. Application of the new accounting guidance resulted in higher non-cash amortization of imputed share lending costs in the current and prior periods, as well as a significant non-cash loss resulting from Lehman Brothers Holding Inc. (“Lehman”) filing of a petition for protection under Chapter 11 of the U.S. bankruptcy code on September 15, 2008, and LBIE commencing administration proceedings (analogous to bankruptcy) in the United Kingdom. The then fair value of the 2.9 million shares of the Company's class A common stock loaned and unreturned by LBIE is $213.4 million, which was expensed retrospectively in the third quarter of fiscal 2008. In addition, on a cumulative basis from the respective issuance dates of the share lending arrangements through January 3, 2010, the Company has recognized $1.6 million in additional non-cash interest expense (see Note 10).

As a result of the Company's adoption of the new accounting guidance for share lending arrangements, the Company's Condensed Consolidated Balance Sheet as of January 3, 2010 has been adjusted as follows:

(In thousands)	As Adjusted in this Quarterly Report on Form 10-Q	As Previously Reported in the 2009 Annual Report on Form 10-K (1)
Assets
Prepaid expenses and other current assets	$98,521	$104,442
Other long-term assets	82,743	91,580
Total assets	2,696,895	2,696,036
Stockholders' Equity
Additional paid-in capital	1,520,933	1,305,032
Retained earnings (accumulated deficit)	(114,309)	100,733
Total stockholders' equity	1,376,380	1,375,521

(1)
The prior period balance of “Other long-term assets” has been reclassified to conform to the current period presentation in the Company's Condensed Consolidated Balance Sheets which separately discloses “Project assets - plants and land, net of current portion.”

As a result of the Company's adoption of the new accounting guidance for share lending arrangements, the Company's Condensed Consolidated Statement of Operations for the three and nine months ended September 27, 2009 have been adjusted as follows:

Index

	Three Months Ended		Nine Months Ended
(In thousands, except per share data)	September 27, 2009		September 27, 2009
	As Adjusted n this Quarterly Report on Form 10-Q	As Previously Reported in Quarterly Report on Form 10-Q/A	As Adjusted in this Quarterly Report on Form 10-Q	As Previously Reported in Quarterly Report on Form 10-Q/A
Interest expense	$(9,992)	$(9,854)	$(26,026)	$(25,503)
Income before income taxes and equity in earnings of unconsolidated investees	36,841	36,979	12,516	13,039
Net income	19,506	19,644	23,978	24,501
Net income per share of class A and class B common stock:
Basic	$0.21	$0.21	$0.27	$0.27
Diluted	$0.20	$0.20	$0.26	$0.27

As a result of the Company's adoption of the new accounting guidance for share lending arrangements, the Company's Condensed Consolidated Statement of Cash Flows for the nine months ended September 27, 2009 has been adjusted as follows:

	Nine Months Ended
(In thousands)	September 27, 2009
	As Adjusted in this Quarterly Report on Form 10-Q	As Previously Reported in Quarterly Report on Form 10-Q/A
Cash flows from operating activities:
Net income	$23,978	$24,501
Non-cash interest expense	16,709	16,186
Net cash provided by operating activities	37,227	37,227

Variable Interest Entities (“VIEs”)

In June 2009, the FASB issued new accounting guidance regarding consolidation of VIEs to eliminate the exemption for qualifying special purpose entities, provide a new approach for determining which entity should consolidate a VIE, and require an enterprise to regularly perform an analysis to determine whether the enterprise's variable interest or interests give it a controlling financial interest in a VIE. The new accounting guidance became effective for fiscal years beginning after November 15, 2009. The Company's adoption of the new accounting guidance in the first quarter of fiscal 2010 had no impact on its Condensed Consolidated Financial Statements (see Note 9).

Revenue Arrangements with Multiple Deliverables

In October 2009, the FASB issued new accounting guidance for revenue arrangements with multiple deliverables. Specifically, the new guidance requires an entity to allocate arrangement consideration at the inception of an arrangement to all of its deliverables based on their relative selling prices. In addition, the new guidance eliminates the use of the residual method of allocation and requires the relative-selling-price method in all circumstances in which an entity recognizes revenue for an arrangement with multiple deliverables. The new accounting guidance is effective in the fiscal year beginning on or after June 15, 2010. Early adoption is permitted. The Company adopted the new accounting guidance in the first quarter of fiscal 2010 and applied the prospective application for new or materially modified arrangements with multiple deliverables. The Company's adoption of the new accounting guidance did not have a material impact on its Condensed Consolidated Financial Statements.

Fair Value of Assets and Liabilities

In January 2010, the FASB issued updated guidance related to fair value measurements and disclosures, which will require the Company to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and to describe the reasons for the transfers. In addition, in the reconciliation for fair value measurements using

Index

significant unobservable inputs, or Level 3, the Company will disclose separately information about purchases, sales, issuances and settlements on a gross basis rather than on a net basis. The updated guidance also requires that the Company provide fair value measurement disclosures for each class of assets and liabilities and disclosures about the valuation techniques and inputs used to measure fair value for both recurring and non-recurring fair value measurements for Level 2 and Level 3 fair value measurements. The updated guidance is effective for interim or annual financial reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances and settlements in the roll forward activity in Level 3 fair value measurements, which are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years. The Company's adoption of the updated guidance had no impact on its financial position, results of operations, or cash flows and only required additional financial statements disclosures as set forth in Notes 7, 10 and 12.

Issued Accounting Guidance Not Yet Adopted

There has been no issued accounting guidance not yet adopted by the Company that it believes is material, or is potentially material to the Company's Condensed Consolidated Financial Statements.

Note 2. BUSINESS COMBINATIONS

SunRay

On March 26, 2010, the Company completed its acquisition of SunRay, a European solar power plant developer company organized under the laws of Malta, under which the Company purchased all the issued share capital of SunRay for $296.1 million. As a result, SunRay became a wholly-owned subsidiary of the Company and the results of operations of SunRay have been included in the Condensed Consolidated Statement of Operations of the Company since March 26, 2010. As part of the acquisition, the Company acquired SunRay's project pipeline of solar photovoltaic projects in Italy, France, Israel, Spain, the United Kingdom and Greece. The pipeline consists of projects in various stages of development. SunRay's power plant development and project finance team consisted of approximately 70 employees.

Purchase Price Consideration

The total consideration for the acquisition was $296.1 million, including: (i) $263.4 million paid in cash to SunRay's class A shareholders, class B shareholders and class C shareholders; (ii) $18.7 million paid in cash to repay outstanding debt of SunRay; and (iii) $14.0 million in promissory notes issued by SunPower North America, LLC, a wholly-owned subsidiary of the Company, and guaranteed by SunPower. A portion of the purchase price allocated to SunRay's class A shareholders, class B shareholders and certain non-management class C shareholders ($244.4 million in total) was paid by the Company in cash and the remaining portion of the purchase price allocated to SunRay's class C management shareholders was paid with a combination of $19.0 million in cash and $14.0 million in promissory notes.

The $14.0 million in promissory notes issued to SunRay's management shareholders have been structured to provide a retention incentive. Since the vesting and payment of the promissory notes are contingent on future employment, the promissory notes are considered deferred compensation and therefore are not included in the purchase price allocated to the net assets acquired.

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

Index

Preliminary Purchase Price Allocation

The Company accounted for this acquisition using the acquisition method. The Company preliminarily allocated the purchase price to the acquired assets and liabilities based on their estimated fair values at the acquisition date as summarized in the following table. The allocation of the purchase price on March 26, 2010 was adjusted in this report as follows:

(In thousands)	As Adjusted	As Previously Reported
Net tangible assets acquired	$54,915	$44,686
Project assets	79,160	79,160
Purchased technology	1,120	1,120
Goodwill	146,895	157,124
Total purchase consideration	$282,090	$282,090

The fair value of net tangible assets acquired on March 26, 2010 was adjusted in this report as follows:

(In thousands)	As Adjusted	As Previously Reported
Cash and cash equivalents	$9,391	$9,391
Restricted cash and cash equivalents	36,701	36,701
Accounts receivable, net	1,958	1,958
Prepaid expenses and other assets	5,765	7,933
Project assets - plants and land	19,624	19,624
Property, plant and equipment, net	452	452
Assets of discontinued operations	199,071	186,674
Total assets acquired	272,962	262,733
Accounts payable	(4,324)	(4,324)
Other accrued expenses and liabilities	(11,688)	(11,688)
Debt (see Note 10)	(42,707)	(42,707)
Liabilities of discontinued operations	(159,328)	(159,328)
Total liabilities assumed	(218,047)	(218,047)
Net assets acquired	$54,915	$44,686

Since the Company's purchase price allocation was not fully complete as of the second quarter ended July 4, 2010, the Company recorded adjustments to the fair value of certain assets and liabilities as additional information became available in the third quarter ended October 3, 2010. These fair value adjustments were retrospectively applied to the acquisition date of March 26, 2010 as required by current accounting guidance. The Company is still in the process of reviewing the fair value of certain assets and liabilities acquired.

In the Company's determination of the fair value of the project assets and purchased technology acquired, it considered, among other factors, three generally accepted valuation approaches: the income approach, the market approach and the cost approach. The Company selected the approaches that it believed to be most indicative of the fair value of the assets acquired.

Project Assets

The project assets totaling $79.2 million represent intangible assets that consist of: (i) projects and EPC pipeline, which relate to the development of power plants; and (ii) O&M pipeline, which relate to maintenance contracts that are established after the developed plants are sold. The Company applied the income approach using the Multi-Period Excess Earnings Method based on estimates and assumptions of future performance of these project assets provided by SunRay's and the Company's management to determine the fair value of the project assets. SunRay's and the Company's estimates and assumptions regarding the fair value of the project assets is derived from probability adjusted cash flows of certain project assets acquired based on the varying development stages of each project asset on the acquisition date. The Company is amortizing the project assets to “Selling, general and administrative” expense based on the pattern of economic benefit provided using the same probability adjusted cash flows from the sale of solar power plants over estimated lives of 4 years from the date of acquisition.

Index

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

Goodwill

Of the total estimated purchase price paid at the time of acquisition, $133.2 million had been initially allocated to goodwill within the UPP Segment during the first quarter ended April 4, 2010. During the second and third quarters in fiscal 2010, the Company recorded adjustments aggregating $13.7 million to increase goodwill related to the acquisition of SunRay on March 26, 2010 to $146.9 million. These adjustments were based upon the Company obtaining additional information on the acquired assets and liabilities as additional information became available in the second and third quarter of fiscal 2010. The adjustments included: (i) the elimination of a non-current tax receivable and a related non-current tax liability; (ii) changes to the value of certain assets and liabilities acquired in “Assets of discontinued operations” and “Liabilities of discontinued operations,” respectively; as well as (iii) changes to the value of certain acquired prepaid expenses, other current assets, accounts payable, other accrued liabilities and debt. These fair value adjustments were retrospectively applied to the acquisition date of March 26, 2010 as required by current accounting guidance. Goodwill represents the excess of the purchase price of an acquired business over the fair value of the underlying net tangible and other intangible assets and is not deductible for tax purposes. Among the factors that contributed to a purchase price in excess of the fair value of the net tangible and other intangible assets was the acquisition of an assembled workforce, synergies in technologies, skill sets, operations, customer base and organizational cultures.

Acquisition Related Costs

Acquisition-related costs of zero and $6.5 million recognized in the three and nine months ended October 3, 2010, respectively, include transaction costs such as legal, accounting, valuation and other professional services, which the Company has classified in “Selling, general and administrative” expense in its Condensed Consolidated Statements of Operations.

Utility and Power Plants Revenue

In the three and nine months ended October 3, 2010, SunRay's electricity revenue from discontinued operations totaled $3.2 million and $11.1 million, respectively (see Note 3). In addition, SunRay completed the sale of an 8 megawatt ("MWac") solar power plant in Montalto di Castro, Italy, to Etrion Corporation which represented 12% of the Company's total revenue in the third quarter of fiscal 1010 (see Note 16).

Pro Forma Financial Information

Supplemental information on an unaudited pro forma basis, as if the acquisition of SunRay was completed at the beginning of the first quarter in fiscal 2010 and 2009, is as follows:

	Three Months Ended		Nine Months Ended
(In thousands, except per share amounts)	October 3, 2010	September 27, 2009	October 3, 2010	September 27, 2009
Revenue	$550,645	$321,199	$1,281,568	$832,183
Net income (loss)	20,116	(49,989)	11,171	(63,751)
Basic net income (loss) per share	0.21	(0.53)	0.12	(0.71)
Diluted net income (loss) per share	0.21	(0.53)	0.12	(0.71)

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

Index

Note 3. SALE OF DISCONTINUED OPERATIONS

In connection with the Company's acquisition of SunRay on March 26, 2010, it acquired a SunRay project company, Cassiopea PV S.r.l (“Cassiopea”), operating a previously completed 20 MWac solar power plant in Montalto di Castro, Italy. In the period in which an asset of the Company is classified as held-for-sale, it is required to present the related assets, liabilities and results of operations associated with that asset as discontinued operations. Cassiopea's results of operations for the three and nine months ended October 3, 2010 were classified as “Income from discontinued operations, net of taxes” in the Condensed Consolidated Statements of Operations. On August 5, 2010, the Company sold the assets and liabilities of Cassiopea.

In the three and nine months ended October 3, 2010, condensed results of operations relating to Cassiopea are as follows:

	Three Months Ended	Nine Months Ended
(In thousands)	October 3, 2010	October 3, 2010
Utility and power plants revenue	$3,176	$11,081
Gross margin	3,176	11,081
Income (loss) from discontinued operations before sale of business unit	(5,648)	5,862
Gain on sale of business unit	7,937	7,937
Income before income taxes	2,289	13,799
Income from discontinued operations, net of taxes	1,570	9,466

Note 4. GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

The following table presents the changes in the carrying amount of goodwill under the Company's reportable business segments:

(In thousands)	UPP	R&C	Total
As of January 3, 2010	$78,634	$119,529	$198,163
Goodwill arising from business combination	146,895	—	146,895
Translation adjustment	—	(197)	(197)
As of October 3, 2010	$225,529	$119,332	$344,861

The balance of goodwill within the UPP Segment increased $146.9 million as of October 3, 2010 due to the Company's acquisition of SunRay. This amount represents the excess of the purchase price over the fair value of the underlying net tangible and other intangible assets of SunRay (see Note 2). The translation adjustment for the revaluation of the Company's subsidiaries' goodwill into U.S. dollar equivalents decreased the balance of goodwill within the R&C Segment by $0.2 million during the nine months ended October 3, 2010.

In the second quarter of fiscal 2010, the Company changed its segment reporting structure to establish the UPP Segment and R&C Segment to better align its sales, construction, engineering and customer service teams based on end-customer segments rather than by sales channels. Management evaluated all the facts and circumstances relating to the change in its segment reporting structure and concluded that no impairment indicator existed as of July 4, 2010 that would require impairment testing of its new reporting units.

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

Index

The Company conducts its annual impairment test of goodwill as of the Sunday closest to the end of the third fiscal quarter of each year. Impairment of goodwill is tested at the Company’s reporting unit level. Management determined the UPP Segment and R&C Segment each have two reporting units. In estimating the fair value of the reporting units, the Company makes estimates and judgments about its future cash flows using an income approach defined as Level 3 inputs under fair value measurement standards. The income approach, specifically a discounted cash flow analysis, included assumptions for, among others, forecasted revenue, gross margin, operating income, working capital cash flow, perpetual growth rates and long-term discount rates, all of which require significant judgment by management. The sum of the fair values of the Company's reporting units are also compared to its external market capitalization to determine the appropriateness of its assumptions and adjusted, if appropriate. These assumptions took into account the current recessionary environment and its impact on the Company’s business. Based on the impairment test as of October 3, 2010, the Company determined there was no impairment. As of October 3, 2010, the fair value of each reporting unit exceeded the carrying value under the first step of the goodwill impairment test, therefore, goodwill is not impaired.

Intangible Assets

The following tables present details of the Company's acquired other intangible assets:

(In thousands)	Gross	Accumulated Amortization	Net
As of October 3, 2010
Project assets	$79,160	$(15,570)	$63,590
Patents and purchased technology	52,519	(50,054)	2,465
Purchased in-process research and development	1,000	—	1,000
Trade names	2,639	(2,558)	81
Customer relationships and other	28,759	(18,673)	10,086
	$164,077	$(86,855)	$77,222

As of January 3, 2010
Patents and purchased technology	$51,398	$(42,014)	$9,384
Purchased in-process research and development	1,000	—	1,000
Trade names	2,623	(2,212)	411
Customer relationships and other	28,616	(14,437)	14,179
	$83,637	$(58,663)	$24,974

In connection with the acquisition of SunRay on March 26, 2010, the Company recorded $80.3 million of other intangible assets. All of the Company's acquired other intangible assets are subject to amortization. Aggregate amortization expense for other intangible assets totaled $11.6 million and $28.0 million in the three and nine months ended October 3, 2010, respectively, and $4.1 million and $12.3 million in the three and nine months ended September 27, 2009, respectively. As of October 3, 2010, the estimated future amortization expense related to other intangible assets is as follows:

(In thousands)	Amount
Year
2010 (remaining three months)	$10,494
2011	27,505
2012	22,965
2013	16,153
2014	86
Thereafter	19
$77,222

Index

Note 5. BALANCE SHEET COMPONENTS

	October 3, 2010	January 3, 2010
(In thousands)
Accounts receivable, net:
Accounts receivable, gross	$272,316	$253,039
Less: allowance for doubtful accounts	(4,912)	(2,298)
Less: allowance for sales returns	(1,572)	(1,908)
	$265,832	$248,833

Inventories:
Raw materials	$63,795	$76,423
Work-in-process	41,087	20,777
Finished goods	180,923	105,101
	$285,805	$202,301

Prepaid expenses and other current assets:
VAT receivables, current portion	$92,811	$27,054
Short-term deferred tax assets	2,273	5,920
Foreign currency derivatives	18,917	5,000
Income tax receivable	6,887	3,171
Note receivable (1)	10,000	—
Other receivables (2)	54,853	43,531
Other prepaid expenses	50,906	13,845
	$236,647	$98,521

Other long-term assets:
Investments in joint ventures	$106,836	$39,820
Bond hedge derivative	44,694	—
Note receivable (1)	—	10,000
Investments in non-public companies	6,418	4,560
VAT receivables, net of current portion	7,056	7,357
Long-term debt issuance costs	11,954	6,942
Other	13,100	14,064
	$190,058	$82,743

(1)	In June 2008, the Company loaned $10.0 million to a third-party private company under a three-year note receivable that is convertible into equity at the Company's option.

(2)
Includes tolling agreements with suppliers in which the Company provides polysilicon required for silicon ingot manufacturing and procures the manufactured silicon ingots from the suppliers (see Notes 8 and 9).

Index

	October 3, 2010	January 3, 2010
(In thousands)
Accrued liabilities:
VAT payables	$64,099	$15,219
Foreign currency derivatives	79,422	27,354
Short-term warranty reserves	11,364	9,693
Employee compensation and employee benefits	29,986	18,161
Other	54,034	43,581
	$238,905	$114,008

Other long-term liabilities:
Embedded conversion option derivatives	$45,095	$—
Warrants derivatives	37,044	—
Long-term warranty reserves	48,069	36,782
Uncertain tax positions	16,763	14,478
Other	24,199	18,785
	$171,170	$70,045

Accumulated other comprehensive loss:
Cumulative translation adjustment	$(2,961)	$(3,864)
Net unrealized loss on derivatives, net of tax provision of $2.8 million and $2.3 million as of October 3, 2010 and January 3, 2010, respectively	(26,592)	(13,493)
	$(29,553)	$(17,357)

Note 6. PROPERTY, PLANT AND EQUIPMENT, NET

	October 3, 2010	January 3, 2010
(In thousands)
Land and buildings	$13,913	$17,409
Leasehold improvements	204,330	197,524
Manufacturing equipment (1)	547,340	547,968
Computer equipment	43,104	34,835
Solar power systems	10,040	8,708
Furniture and fixtures	5,123	4,540
Construction-in-process	26,944	57,305
	850,794	868,289
Less: accumulated depreciation (2)	(261,104)	(185,945)
	$589,690	$682,344

(1)
Certain manufacturing equipment associated with solar cell manufacturing lines located at one of the Company’s facilities in the Philippines is collateralized in favor of a third-party lender. The Company provided security for advance payments received from a third party in fiscal 2008 totaling $40.0 million in the form of collateralized manufacturing equipment with a net book value of $30.2 million and $35.8 million as of October 3, 2010 and January 3, 2010, respectively.

(2)
Total depreciation expense was $26.4 million and $75.7 million in the three and nine months ended October 3, 2010, respectively, and $21.4 million and $60.3 million in the three and nine months ended September 27, 2009, respectively.

Note 7. INVESTMENTS

The Company's investments in money market funds and bank notes are carried at fair value. Fair values are determined based on a hierarchy that prioritizes the inputs to valuation techniques by assigning the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities ("Level 1") and the lowest priority to unobservable inputs ("Level 3"). Level 2 measurements are inputs that are observable for assets or liabilities, either directly or indirectly, other than quoted

Index

prices included within Level 1.

Assets Measured at Fair Value on a Recurring Basis

The following tables present information about the Company's investments in available-for-sale debt and equity securities that are measured at fair value on a recurring basis and indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value. Information about the Company's interest rate swaps derivatives, bond hedge and warrants derivatives, purchased options derivative, embedded conversion option derivative and over-allotment option derivative measured at fair value on a recurring basis is disclosed in Note 10. Information about the Company's foreign currency derivatives measured at fair value on a recurring basis is disclosed in Note 12. The Company does not have any nonfinancial assets or liabilities that are recognized or disclosed at fair value on a recurring basis in its condensed consolidated financial statements.

	October 3, 2010
(In thousands)	Level 1	Level 2	Level 3	Total
Assets
Money market funds	$328,983	$—	$172	$329,155

	January 3, 2010
(In thousands)	Level 1	Level 2	Level 3	Total
Assets
Money market funds	$418,372	$—	$172	$418,544
Bank notes	—	101,085	—	101,085
	$418,372	$101,085	$172	$519,629

There have been no transfers between Level 1, Level 2 and Level 3 measurements during the nine months ended October 3, 2010. Available-for-sale securities utilizing Level 2 inputs to determine fair value are comprised of investments in bank notes totaling zero and $101.1 million as of October 3, 2010 and January 3, 2010, respectively. Available-for-sale securities utilizing Level 3 inputs to determine fair value are comprised of investments in money market funds totaling $0.2 million as of both October 3, 2010 and January 3, 2010.

Money Market Funds

The Company's money market fund instruments are classified within Level 1 of the fair value hierarchy because they are valued using quoted prices for identical instruments in active markets. Investments in money market funds utilizing Level 3 inputs consist of the Company's investment in the Reserve International Liquidity Fund which amounted to $0.2 million as of both October 3, 2010 and January 3, 2010. The Company has estimated the value of its investment in the Reserve International Liquidity Fund to be $0.2 million based on information publicly disclosed by the Reserve International Liquidity Fund relative to its holdings and remaining obligations.

Bank Notes

Investments in bank notes utilizing Level 2 inputs consist of short-term certificates of deposit and select interest bearing bank accounts. Such investments are not traded on an open market and reside with the bank. Bank notes are highly liquid with maturities of zero to ninety days. Due to the short-term maturities, the Company has determined that the fair value of these investments should be at face value. Bank notes totaled zero and $101.1 million as of October 3, 2010 and January 3, 2010, respectively.

The following table summarizes unrealized gains and losses by major security type designated as available-for-sale:

Index

	October 3, 2010				January 3, 2010
		Unrealized				Unrealized
(In thousands)	Cost	Gross Gains	Gross Losses	Fair Value	Cost	Gross Gains	Gross Losses	Fair Value
Money market funds	$329,155	$—	$—	$329,155	$418,544	$—	$—	$418,544
Bank notes	—	—	—	—	101,085	—	—	101,085
	$329,155	$—	$—	$329,155	$519,629	$—	$—	$519,629

The classification of available-for-sale securities and cash deposits is as follows:

	October 3, 2010			January 3, 2010
(In thousands)	Available-For- Sale	Cash Deposits	Total	Available-For- Sale	Cash Deposits	Total
Cash and cash equivalents	$175,046	$106,166	$281,212	$325,906	$289,973	$615,879
Short-term restricted cash and cash equivalents (1)	34,705	2,504	37,209	61,868	—	61,868
Short-term investments	172	—	172	172	—	172
Long-term restricted cash and cash equivalents (1)	119,232	91	119,323	131,683	117,107	248,790
	$329,155	$108,761	$437,916	$519,629	$407,080	$926,709

(1)
Includes cash collateralized bank standby letters of credit the Company provided to support advance payments received from customers and cash held in an escrow account for future advance payments by the Company.

The contractual maturities of available-for-sale securities are as follows:

(In thousands)	October 3, 2010	January 3, 2010
Due in less than one year	$329,155	$519,629

Minority Investments in Joint Ventures and Other Non-Public Companies

The Company holds minority investments comprised of common and preferred stock in joint ventures and other non-public companies. The Company monitors these minority investments for impairment, which are included in “Other long-term assets” in its Condensed Consolidated Balance Sheets and records reductions in the carrying values when necessary. Circumstances that indicate an other-than-temporary decline include valuation ascribed to the issuing company in subsequent financing rounds, decreases in quoted market price and declines in operations of the issuer. As of October 3, 2010 and January 3, 2010, the Company had $106.9 million and $39.8 million, respectively, in investments in joint ventures accounted for under the equity method and $6.4 million and $4.6 million, respectively, in investments accounted for under the cost method (see Note 9).

On September 28, 2010, the Company entered into a $0.2 million investment in a related party accounted for under the cost method. In connection with the investment the Company entered into licensing, lease and facility service agreements. Under the lease and facility service agreements the investee will lease space from the Company for a period of five years. Facility services will be provided by the Company over the term of the lease on a “cost-plus” basis. Payments received under the lease and facility service agreement totaled $0.1 million in both the three and nine months ended October 3, 2010. As of October 3, 2010, $0.8 million remained due and receivable from the investee related to capital purchases made by the Company on behalf of the investee. The Company will be required to provide additional financing of up to $4.9 million (see Note 8).

Note 8. COMMITMENTS AND CONTINGENCIES

Operating Lease Commitments

On June 29, 2009, the Company signed a commercial project financing agreement with Wells Fargo to fund up to $100

Index

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

The Company sold two solar system projects to Wells Fargo in the third quarter of fiscal 2010 and two solar system projects to Wells Fargo in the fourth quarter of fiscal 2009. Concurrent with the sale, the Company entered into agreements to lease the systems back from Wells Fargo over minimum lease terms of 20 years. Each system has a separate lease and was separately evaluated under lease accounting guidance. The leases call for an initial term of 20 years, and at the end of the lease term, the Company has the option to purchase the system at fair value or remove the system. The Company classified the four systems as operating leases in accordance with accounting guidance and considers the leases as normal leasebacks. The deferred profit on the sale of the systems is being recognized over the minimum term of the leases as a reduction of rent expense.

In addition, the Company leases its San Jose, California facility under a non-cancelable operating lease from Cypress Semiconductor Corporation (“Cypress”), which expires in April 2011. In addition, the Company leases its Richmond, California facility under a non-cancelable operating lease from an unaffiliated third party, which expires in September 2018. The Company also has various lease arrangements, including for its European headquarters located in Geneva, Switzerland under a lease that expires in September 2012, as well as sales and support offices in Southern California, New Jersey, Oregon, Australia, England, France, Germany, Greece, Israel, Italy, Malta, Spain and South Korea, all of which are leased from unaffiliated third parties. In addition, the Company acquired a lease arrangement in London, England, which is leased from a party affiliated with the Company.

Future minimum obligations under all non-cancelable operating leases as of October 3, 2010 are as follows:

(In thousands)	Amount
Year
2010 (remaining three months)	$5,065
2011	9,949
2012	8,161
2013	7,183
2014	6,154
Thereafter	27,820
$64,332

Purchase Commitments

The Company purchases raw materials for inventory and manufacturing equipment from a variety of vendors. During the normal course of business, in order to manage manufacturing lead times and help assure adequate supply, the Company enters into agreements with contract manufacturers and suppliers that either allow them to procure goods and services based on specifications defined by the Company, or that establish parameters defining the Company's requirements. In certain instances, these agreements allow the Company the option to cancel, reschedule or adjust the Company's requirements based on its business needs prior to firm orders being placed. Consequently, only a portion of the Company's disclosed purchase commitments arising from these agreements are firm, non-cancelable and unconditional commitments.

The Company also has agreements with several suppliers, including some of its non-consolidated joint ventures, for the procurement of polysilicon, ingots, wafers and solar panels which specify future quantities and pricing of products to be supplied by the vendors for periods up to 11 years and provide for certain consequences, such as forfeiture of advanced deposits and liquidated damages relating to previous purchases, in the event that the Company terminates the arrangements.

As of October 3, 2010, total obligations related to non-cancelable purchase orders totaled $14.7 million and long-term supply agreements with suppliers, including joint ventures, totaled $5,583.4 million. Future purchase obligations under non-cancelable purchase orders and long-term supply agreements as of October 3, 2010 are as follows:

Index

(In thousands)	Amount
Year
2010 (remaining three months)	$404,669
2011	675,002
2012	624,449
2013	636,165
2014	731,216
Thereafter	2,526,662
$5,598,163

Total future purchase commitments of $5,598.2 million as of October 3, 2010 included tolling agreements with suppliers in which the Company provides polysilicon required for silicon ingot manufacturing and procures the manufactured silicon ingots from the supplier. Annual future purchase commitments in the table above are calculated using the gross price paid by the Company for silicon ingots and are not reduced by the price paid by suppliers for polysilicon. Total future purchase commitments as of October 3, 2010 would be reduced by $1,749.2 million to $3,849.0 million had the Company's obligations under such tolling agreements been disclosed using net cash outflows.

The Company expects that all obligations related to non-cancellable purchase orders for manufacturing equipment will be recovered through future cash flows of the solar cell manufacturing lines and solar panel assembly lines when such long-lived assets are placed in service. Factors considered important that could result in an impairment review include significant underperformance relative to expected historical or projected future operating results, significant changes in the manner of use of acquired assets and significant negative industry or economic trends. Total obligations related to non-cancellable purchase orders for inventories match current and forecasted sales orders that will consume these ordered materials and actual consumption of these ordered materials are compared to expected demand regularly. The Company anticipates total obligations related to long-term supply agreements for inventories will be recovered because quantities are less than management's expected demand for its solar power products. However, the terms of the long-term supply agreements are reviewed by management and the Company establishes accruals for estimated losses on adverse purchase commitments as necessary, such as lower of cost or market value adjustments, forfeiture of advanced deposits and liquidated damages. Such accruals will be recorded when the Company determines the cost of purchasing the components is higher than the estimated current market value or when it believes it is probable such components will not be utilized in future operations.

Advances to Suppliers

As noted above, the Company has entered into agreements with various polysilicon, ingot, wafer and solar panel vendors that specify future quantities and pricing of products to be supplied by the vendors for periods up to 11 years. Certain agreements also provide for penalties or forfeiture of advanced deposits in the event the Company terminates the arrangements. Under certain agreements, the Company is required to make prepayments to the vendors over the terms of the arrangements. During the nine months ended October 3, 2010, the Company paid advances totaling $13.8 million in accordance with the terms of existing supply agreements. As of October 3, 2010 and January 3, 2010, advances to suppliers totaled $184.4 million and $190.6 million, respectively, the current portion of which is $26.4 million and $22.8 million, respectively. Two suppliers accounted for 75% and 17% of total advances to suppliers as of October 3, 2010, and 76% and 15% as of January 3, 2010.

The Company's future prepayment obligations related to these agreements as of October 3, 2010 are as follows:

(In thousands)	Amount
Year
2010 (remaining three months)	$123,575
2011	117,402
2012	72,694
$313,671

On October 4, 2010 and November 10, 2010, the Company paid advances totaling $110.0 million in accordance with the terms of existing supply agreements. On November 5, 2010, the Company and AUO SunPower Sdn. Bhd. ("AUOSP") entered into an agreement under which the Company will resell to AUOSP polysilicon purchased from a third-party supplier and AUOSP will provide prepayments to the Company related to such polysilicon, which prepayments will then be made by the

Index

Company to the third-party supplier. Prepayments to be paid by AUOSP to the Company total $100 million, $60 million and $40 million in the fourth quarter of fiscal 2010, fiscal year 2011 and fiscal year 2012, respectively (see Note 9).

Product Warranties

The Company generally warrants or guarantees the performance of the solar panels that it manufactures at certain levels of power output for 25 years. In addition, the Company passes through to customers long-term warranties from the OEMs of certain system components. Warranties of 25 years from solar panels suppliers are standard in the solar industry, while inverters typically carry warranty periods ranging from 5 to 10 years. In addition, the Company generally warrants its workmanship on installed systems for a period of 2, 5 or 10 years. The Company maintains reserves to cover the expected costs that could result from these warranties. The Company's expected costs are generally in the form of product replacement or repair. Warranty reserves are based on the Company's best estimate of such costs and are recognized as a cost of revenue. The Company continuously monitors product returns for warranty failures and maintains a reserve for the related warranty expenses based on various factors including historical warranty claims, results of accelerated lab testing, field monitoring, vendor reliability estimates, and data on industry averages for similar products. Historically, warranty costs have been within management's expectations.

Provisions for warranty reserves charged to cost of revenue were $8.6 million and $18.3 million during the three and nine months ended October 3, 2010, respectively, and $6.8 million and $15.7 million during the three and nine months ended September 27, 2009, respectively. Activity within accrued warranty for the three and nine months ended October 3, 2010 and September 27, 2009 are summarized as follows:

	Three Months Ended		Nine Months Ended
(In thousands)	October 3, 2010	September 27, 2009	October 3, 2010	September 27, 2009
Balance at the beginning of the period	$51,991	$34,108	$46,475	$28,062
Accruals for warranties issued during the period	8,604	6,756	18,309	15,749
Settlements made during the period	(1,162)	(1,069)	(5,351)	(4,016)
Balance at the end of the period	$59,433	$39,795	$59,433	$39,795

System Put-Rights

EPC projects often require the Company to undertake customer obligations including: (i) system output performance guarantees; (ii) system maintenance; (iii) penalty payments or customer termination rights if the system the Company is constructing is not commissioned within specified timeframes or other construction milestones are not achieved; (iv) guarantees of certain minimum residual value of the system at specified future dates; and (v) system put-rights whereby the Company could be required to buy-back a customer's system at fair value on specified future dates if certain minimum performance thresholds are not met. Management believes the likelihood of a customer exercising its system put-rights is remote and, to date, no such repurchases have been triggered.

Future Financing Commitments

As specified in the Company's joint venture agreement with AU Optronics Singapore Pte. Ltd. ("AUO"), the Company and its joint venture parter (the shareholders) contributed certain funding on July 5, 2010. The shareholders will each contribute additional amounts from fiscal 2011 to 2014 amounting to $335 million, or such lesser amount as the parties may mutually agree. In addition, if the shareholders or the joint venture requests additional equity financing to the joint venture, then each shareholder will be required to make additional cash contributions of up to $50 million in the aggregate.

On September 28, 2010, the Company invested $0.2 million in a related party, accounted for under the cost method. The Company will be required to provide additional financing of up to $4.9 million, subject to certain conditions.

The Company's future financing obligations related to these agreements as of October 3, 2010 are as follows:

Index

(In thousands)	Amount
Year
2010 (remaining three months)	$170
2011	65,730
2012	75,870
2013	101,400
2014	96,770
$339,940

Tax Sharing Agreement

The Company has a tax sharing agreement with its former parent, Cypress Semiconductor Corporation (“Cypress”), providing for each of the party's obligations concerning various tax liabilities while it was a wholly-owned subsidiary of Cypress. To the extent that the Company becomes entitled to utilize the Company's separate tax returns portions of any tax credit or loss carryforwards, the Company will distribute to Cypress the tax effect, estimated to be 40% for federal and state income tax purposes, of the amount of such tax loss carryforwards so utilized, and the amount of any credit carryforwards so utilized. The Company will distribute these amounts to Cypress in cash or in the Company's shares, at Cypress's option. As of January 3, 2010, the Company had $27.6 million of California net operating loss carryforwards, $2.6 million of federal credit carryforwards and $1.4 million of California credit carryforwards, meaning that such potential future payments to Cypress, which would be made over a period of several years, would therefore aggregate $2.2 million. These amounts do not reflect potential adjustments for the effect of the restatement of the Company's consolidated financial statements in fiscal 2009 and 2008. In fiscal 2009, the Company paid $16.5 million in cash to Cypress, of which $15.1 million represents the federal component and $1.4 million represents the state component.

The Internal Revenue Service (“IRS”) is currently conducting audits of Cypress's federal income tax returns for fiscal 2006, 2007 and 2008. As of October 3, 2010, Cypress has not notified the Company of any adjustments to the tax liabilities that have been proposed by the IRS. However, the IRS has not completed its examination and there can be no assurance that there will be no material adjustments upon completion of their review. Additionally, while years prior to fiscal 2006 for Cypress's U.S. corporate tax return are not open for assessment, the IRS can adjust net operating loss and research and development carryovers that were generated in prior years and carried forward to fiscal 2006 and subsequent years. If the IRS sustains tax assessments against Cypress for years in which SunPower was included in Cypress's consolidated federal tax return, SunPower may be obligated to indemnify Cypress under the terms of the tax sharing agreement.

Uncertain Tax Positions

Total liabilities associated with uncertain tax positions were $16.8 million and $14.5 million as of October 3, 2010 and January 3, 2010, respectively, and are included in "Other long-term liabilities" in the Company's Condensed Consolidated Balance Sheets as they are not expected to be paid within the next twelve months. Due to the complexity and uncertainty associated with its tax positions, the Company cannot make a reasonably reliable estimate of the period in which cash settlement will be made for its liabilities associated with uncertain tax positions in other long-term liabilities (see Note 13).

Indemnifications

The Company is a party to a variety of agreements under which it may be obligated to indemnify the other party with respect to certain matters. Typically, these obligations arise in connection with contracts and license agreements or the sale of assets, under which the Company customarily agrees to hold the other party harmless against losses arising from a breach of warranties, representations and covenants related to such matters as title to assets sold, negligent acts, damage to property, validity of certain intellectual property rights, non-infringement of third party rights and certain tax related matters. In each of these circumstances, payment by the Company is typically subject to the other party making a claim to the Company under the procedures specified in the particular contract. These procedures usually allow the Company to challenge the other party's claims or, in case of breach of intellectual property representations or covenants, to control the defense or settlement of any third party claims brought against the other party. Further, the Company's obligations under these agreements may be limited in terms of activity (typically to replace or correct the products or terminate the agreement with a refund to the other party), duration and/or amounts. In some instances, the Company may have recourse against third parties and/or insurance covering certain payments made by the Company.

Index

Legal Matters

Audit Committee Investigation and Related Litigation

In November 2009, the Audit Committee of the Company's Board of Directors initiated an independent investigation regarding certain unsubstantiated accounting entries. See Note 1 for information regarding the Audit Committee's investigation. The Audit Committee announced the results of its investigation in March 2010.

Three securities class action lawsuits were filed against the Company and certain of its current and former officers and directors in the United States District Court for the Northern District of California on behalf of a class consisting of those who acquired the Company's securities from April 17, 2008 through November 16, 2009. The cases were consolidated as Plichta v. SunPower Corp. et al., Case No. CV-09-5473-RS (N.D. Cal.), and lead plaintiffs and lead counsel were appointed on March 5, 2010. Lead plaintiffs filed a consolidated complaint on May 28, 2010. The actions arise from the Audit Committee's investigation announcement on November 16, 2009. The consolidated complaint alleges that the defendants made material misstatements and omissions concerning the Company's financial results for 2008 and 2009, seeks an unspecified amount of damages, and alleges violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and Sections 11 and 15 of the Securities Act of 1933. The Company believes it has meritorious defenses to these allegations and will vigorously defend itself in these matters. The court held a hearing on the defendant's motions to dismiss the consolidated complaint on November 4, 2010, and took the motions under submission. The Company is currently unable to determine if the resolution of these matters will have an adverse effect on the Company's financial position, liquidity or results of operations.

Derivative actions purporting to be brought on the Company's behalf have also been filed in state and federal courts against several of the Company's current and former officers and directors based on the same events alleged in the securities class action lawsuits described above. The California state derivative cases were consolidated as In re SunPower Corp. S'holder Derivative Litig., Lead Case No. 1-09-CV-158522 (Santa Clara Sup. Ct.), and co-lead counsel for plaintiffs have been appointed. The complaints assert state-law claims for breach of fiduciary duty, abuse of control, unjust enrichment, gross mismanagement, and waste of corporate assets. Plaintiffs are scheduled to file a consolidated complaint on or before December 3, 2010. The federal derivative complaints were consolidated as In re SunPower Corp. S'holder Derivative Litig., Master File No. CV-09-05731-RS (N.D. Cal.), and lead plaintiffs and co-lead counsel were appointed on January 4, 2010. The complaints assert state-law claims for breach of fiduciary duty, waste of corporate assets, and unjust enrichment, and seek an unspecified amount of damages. The Company intends to oppose the derivative plaintiffs' efforts to pursue this litigation on the Company's behalf. The Company is currently unable to determine if the resolution of these matters will have an adverse effect on the Company's financial position, liquidity or results of operations.

The Company is also a party to various other litigation matters and claims that arise from time to time in the ordinary course of its business. While the Company believes that the ultimate outcome of such matters will not have a material adverse effect on the Company, their outcomes are not determinable and negative outcomes may adversely affect the Company's financial position, liquidity or results of operations.

Note 9. JOINT VENTURES

Joint Venture with Woongjin Energy Co., Ltd. ("Woongjin Energy")

The Company and Woongjin Holdings Co., Ltd. (“Woongjin”) formed Woongjin Energy in fiscal 2006, a joint venture to manufacture monocrystalline silicon ingots in Korea. The Company and Woongjin have funded the joint venture through capital investments. In addition, Woongjin Energy obtained a $33.0 million loan originally guaranteed by Woongjin. The Company supplies polysilicon, services and technical support required for silicon ingot manufacturing to the joint venture. Once manufactured, the Company purchases the silicon ingots from the joint venture under a nine-year agreement through 2016. As of October 3, 2010 and January 3, 2010, $14.6 million and $19.3 million, respectively, remained due and receivable from Woongjin Energy related to the polysilicon the Company supplied to the joint venture for silicon ingot manufacturing. Payments to Woongjin Energy for manufacturing silicon ingots totaled $44.7 million and $134.0 million during the three and nine months ended October 3, 2010, respectively, and $36.0 million and $110.8 million during the three and nine months ended September 27, 2009, respectively. As of October 3, 2010 and January 3, 2010, $24.9 million and $29.2 million, respectively, remained due and payable to Woongjin Energy.

 On June 30, 2010, Woongjin Energy completed its initial public offering ("IPO") and the sale of 15.9 million new shares of common stock. Shares of Woongjin Energy's common stock are now traded publicly on the Korean Exchange. The Company did not participate in this common stock issuance by Woongjin Energy. The Company continues to hold 19.4 million shares of Woongjin Energy's common stock with a market value of $312.3 million on October 1, 2010. As a result of the new common

Index

stock issuance by Woongjin Energy in its IPO, the Company's percentage equity interest in Woongjin Energy decreased from 42.1% to 31.3% of its issued and outstanding shares of common stock. In connection with the IPO, the Company recognized a non-cash gain of $28.3 million in the second quarter of fiscal 2010 as a result of its equity interest in Woongjin Energy being diluted. In connection with Woongjin Energy's IPO, the Company entered into an agreement to, among other things, restrict its selling or transferring such shares for a period of six months following June 30, 2010. There is no obligation or expectation for the Company to provide additional funding to Woongjin Energy. On October 29, 2010, the Company entered into a revolving credit facility with Union Bank, N.A. ("Union Bank"), and all shares of Woongjin Energy held by the Company have been pledged as security under the revolving credit facility (see Notes 10 and 17).

As of October 3, 2010 and January 3, 2010, the Company had a $72.7 million and $33.8 million, respectively, investment in the joint venture in its Condensed Consolidated Balance Sheets which represented a 31.3% and 42.1% equity investment, respectively. The Company accounts for its investment in Woongjin Energy using the equity method of accounting in which the investment is classified as “Other long-term assets” in the Condensed Consolidated Balance Sheets and the Company's share of Woongjin Energy's income totaling $5.7 million and $10.5 million for the three and nine months ended October 3, 2010, respectively, and $2.6 million and $7.1 million for the three and nine months ended September 27, 2009, respectively, is included in “Equity in earnings of unconsolidated investees” in the Condensed Consolidated Statements of Operations. The Company's maximum exposure to loss as a result of its involvement with Woongjin Energy is limited to the carrying value of its investment.

The Company recognized zero and $0.3 million in revenue during the three and nine months ended October 3, 2010 related to the sale of solar panels to Woongjin Energy. As of October 3, 2010 no amounts remained due and receivable from Woongjin Energy related to the sale of these solar panels.

Summarized financial information adjusted to conform to U.S. GAAP for Woongjin Energy, as it qualifies as a “significant investee” of the Company as defined in SEC Regulation S-X Rule 10-01(b)(1) for the nine months ended October 3, 2010 and September 27, 2009 is as follows:

Statement of Operations
	Nine Months Ended
(In thousands)	October 3, 2010	September 27, 2009
Revenue	$91,944	$67,249
Cost of revenue	49,895	30,618
Gross margin	42,049	36,631
Operating income	37,194	33,121
Net income	28,413	15,463

In the past, the Company concluded that it was not the primary beneficiary of the joint venture since, although the Company and Woongjin were both obligated to absorb losses or had the right to receive benefits from Woongjin Energy that were significant to Woongjin Energy, such variable interests held by the Company did not empower it to direct the activities that most significantly impacted Woongjin Energy's economic performance. In reaching this determination, the Company considered the significant control exercised by Woongjin over the venture's Board of Directors, management and daily operations, Woongjin's guarantee of the venture's debt, as well as the relative strategic importance of the venture to both parties. Furthermore, as a result of Woongjin Energy completing its IPO and the sale of 15.9 million new shares of common stock on June 30, 2010, the Company has concluded that Woongjin Energy is no longer a VIE.

Joint Venture with First Philec Solar Corporation (“First Philec Solar”)

The Company and First Philippine Electric Corporation (“First Philec”) formed First Philec Solar in fiscal 2007, a joint venture to provide wafer slicing services of silicon ingots to the Company. The Company and First Philec have funded the joint venture through capital investments. The Company supplies to the joint venture silicon ingots and technology required for slicing silicon. Once manufactured, the Company purchases the completed silicon wafers from the joint venture under a five-year wafering supply and sales agreement through 2013. As of October 3, 2010 and January 3, 2010, $3.2 million and $1.3 million, respectively, remained due and receivable from First Philec Solar related to the wafer slicing process of silicon ingots supplied by the Company to the joint venture. Payments to First Philec Solar for wafer slicing services of silicon ingots totaled $23.4 million and $61.6 million during the three and nine months ended October 3, 2010, respectively, and $13.8 million and $29.6 million during the three and nine months ended September 27, 2009, respectively. As of October 3, 2010 and January 3,

Index

2010, $5.9 million and $3.1 million, respectively, remained due and payable to First Philec Solar related to the purchase of silicon wafers.

As of October 3, 2010 and January 3, 2010, the Company had a $6.4 million and $6.0 million, respectively, investment in the joint venture in its Condensed Consolidated Balance Sheets which represented a 20% equity investment. The Company accounts for its investment in First Philec Solar using the equity method of accounting since the Company is able to exercise significant influence over the joint venture due to its board positions. The Company's investment is classified as “Other long-term assets” in the Condensed Consolidated Balance Sheets and the Company's share of First Philec Solar's income of $0.1 million and $0.4 million in the three and nine months ended October 3, 2010, respectively, and income of zero and losses of $0.1 million in the three and nine months ended September 27, 2009, respectively, is included in “Equity in earnings of unconsolidated investees” in the Condensed Consolidated Statements of Operations. The amount of equity in earnings increased in the three and nine months ended October 3, 2010 as compared to the same periods in 2009 due to increases in production since First Philec Solar became operational in the second quarter of fiscal 2008. The Company's maximum exposure to loss as a result of its involvement with First Philec Solar is limited to the carrying value of its investment.

The Company has concluded that it is not the primary beneficiary of the joint venture since, although the Company and First Philec are both obligated to absorb losses or have the right to receive benefits from First Philec Solar that are significant to First Philec Solar, such variable interests held by the Company do not empower it to direct the activities that most significantly impact First Philec Solar's economic performance. In reaching this determination, the Company considered the significant control exercised by First Philec over the venture's Board of Directors, management and daily operations, as well as the relative strategic importance of the venture to both parties.

Equity Option Agreement with NorSun

In January 2008, the Company entered into an Option Agreement with NorSun, a manufacturer of silicon ingots and wafers, under which the Company would deliver cash advance payments to NorSun for the purchase of polysilicon under a long-term polysilicon supply agreement. The Company paid a cash advance totaling $16.0 million to an escrow account as security for NorSun's right to future advance payments. This $16.0 million cash advance was reflected as restricted cash on the Condensed Consolidated Balance Sheets as of both October 3, 2010 and January 3, 2010. In addition, the Company paid a cash advance of $5.0 million to NorSun during the fourth quarter of fiscal 2009 that was reflected as advances to suppliers on the Condensed Consolidated Balance Sheets as of both October 3, 2010 and January 3, 2010. Under the terms of the Option Agreement, the Company could exercise a call option and apply the advance payments to purchase from NorSun a 23.3% equity interest, subject to certain adjustments, in a joint venture that is being constructed to manufacture polysilicon in Saudi Arabia. The Company could exercise its option at any time until six months following the commercial operation of the Saudi Arabian polysilicon manufacturing facility. The Option Agreement also provided NorSun an option to sell the 23.3% equity interest to the Company. NorSun's option was exercisable through the six months following commercial operation of the polysilicon manufacturing facility. The Company accounted for the put and call options as one instrument, which were measured at fair value at each reporting period. The changes in the fair value of the combined option were recorded in “Other, net” in the Condensed Consolidated Statements of Operations and have not been material.

On July 2, 2010, NorSun exercised its option to sell the 23.3% equity interest in the joint venture to the Company at a price of $5.0 million, equivalent to the cash advance paid to NorSun by the Company during the fourth quarter of fiscal 2009. The Company and NorSun anticipate that the share transfer will occur in the fourth quarter of fiscal 2010. Beginning on the date the shares are transferred, the Company will account for its investment in the joint venture using the equity method of accounting.

The Company has concluded that it is not the primary beneficiary of the joint venture since, although the Company, NorSun and other private equity and principal investment firms that own equity in the joint venture are each obligated to absorb losses or have the right to receive benefits from the joint venture that are significant to the venture, such variable interests held by the Company do not empower it to direct the activities that most significantly impacts the joint venture's economic performance. In reaching this determination, the Company considered the significant control exercised by NorSun and other private equity and principal investment firms over the venture's Board of Directors, management and daily operations, as well as the relative strategic importance of the venture to all parties.

Joint Venture with AUO

On May 27, 2010, the Company, through its subsidiaries SunPower Technology, Ltd. (“SPTL") and AUOSP, formerly SunPower Malaysia Manufacturing Sdn. Bhd. ("SPMY"), entered into a joint venture agreement with AUO, and AU Optronics Corporation, the ultimate parent company of AUO (“AUO Taiwan”). The joint venture transaction closed on July 5, 2010. The

Index

Company, through SPTL, and AUO each own 50% of the joint venture AUOSP. AUOSP owns a solar cell manufacturing facility ("FAB3") in Malaysia and will manufacture solar cells and sell them on a “cost-plus” basis to the Company and AUO.

On July 5, 2010, the Company and AUO also entered into licensing and joint development, supply, and other ancillary transaction agreements. Through the licensing agreement, SPTL and AUO licensed to AUOSP, on a non-exclusive, royalty-free basis, certain background intellectual property related to solar cell manufacturing (in the case of SPTL), and manufacturing processes (in the case of AUO). Under the seven-year supply agreement with AUOSP, renewable by the Company for one-year periods thereafter, the percentage of AUOSP's total annual output allocated on a monthly basis to the Company, which the Company is committed to purchase, ranges from 95% in the fourth quarter of fiscal 2010 to 80% in fiscal year 2013 and thereafter. The Company and AUO have the right to reallocate supplies from time to time under a written agreement. As required under the joint venture agreement, on November 5, 2010, the Company and AUOSP entered into an agreement under which the Company will resell to AUOSP polysilicon purchased from a third-party supplier and AUOSP will provide prepayments to the Company related to such polysilicon, which prepayment will then be made by the Company to the third-party supplier (see Note 8).

The joint venture agreement provides for both equity and debt financing components. The shareholders will not be permitted to transfer any of AUOSP's shares held by them, except to each other and to their direct or indirect wholly-owned subsidiaries. On July 5, 2010, the Company, through SPTL, and AUO each contributed total initial funding of Malaysian Ringgit 45.0 million and will contribute additional amounts from fiscal 2011 to 2014 amounting to $335 million by each shareholder, or such lesser amount as the parties may mutually agree. In addition, if AUOSP, SPTL or AUO requests additional equity financing to AUOSP, then SPTL and AUO will each be required to make additional cash contributions of up to $50 million in the aggregate (See Note 8).

AUOSP retains the existing debt facility agreement with the Malaysian Government for FAB3 and AUO has agreed to arrange for additional third-party debt financing for AUOSP. If such third-party debt financing is not so obtained, then AUO has agreed to procure or provide to AUOSP, on an interim basis, the debt financing reasonably necessary to fund in a timely manner AUOSP's business plan, until such time as third-party financing is procured and replaces such interim financing.

The Company has concluded that it is not the primary beneficiary of the joint venture since, although the Company and AUO are both obligated to absorb losses or have the right to receive benefits, the Company alone does not have the power to direct the activities of the VIE that most significantly impact its economic performance. As a result of the shared power arrangement the Company deconsolidated AUOSP in the third quarter of fiscal 2010 and accounts for its investment in the joint venture under the equity method of accounting. The Company recognized a non-cash gain of $23.0 million as a result of deconsolidating the carrying value of AUOSP as of July 5, 2010. Under the deconsolidation accounting guidelines, an investor's opening investment is recorded at fair value on the date of deconsolidation. The Company recognized an additional non-cash gain of $13.8 million representing the difference between the initial fair value of the investment and its carrying value. The total non-cash gain of $36.8 million upon deconsolidation is classified as "Other income" in both the three and nine months ended October 3, 2010 within the Company's Condensed Consolidated Statements of Operations.

In determining the fair value of the opening investment in AUOSP the Company used a combination of the cost, market and income approaches. The gain resulting from the fair value of the initial investment is primarily related to the intellectual property contributed by both shareholders under the licensing agreement. The contributed technology under the licensing agreement with AUOSP was valued using a relief from royalty method, which applies a royalty rate based on an analysis of market-derived royalty rates for guideline intangible assets. The royalty rate was applied to anticipated revenue which is projected over the expected remaining useful life of the technology.

As of October 3, 2010, the Company had a $27.7 million investment in AUOSP in its Condensed Consolidated Balance Sheet which represents its 50% equity investment. The Company accounts for its investment in AUOSP using the equity method of accounting in which the investment is classified as “Other long-term assets” in the Condensed Consolidated Balance Sheet. The Company will account for its share of AUOSP's net income or loss for the three months ended October 3, 2010 in “Equity in earnings of unconsolidated investees” in the Condensed Consolidated Statement of Operations during the fourth quarter of fiscal 2010 due to a quarterly lag in reporting. As of October 3, 2010, $0.7 million remained due and payable to AUOSP and $6.2 million remained due and receivable from AUOSP. The Company's maximum exposure to loss as a result of its involvement with AUOSP is limited to the carrying value of its investment.

Note 10. DEBT AND CREDIT SOURCES

The following table summarizes the Company's outstanding debt as of October 3, 2010 and their related maturity dates:

Index

		Payments Due by Period
(In thousands)	Face Value	2010 (remaining three months)	2011	2012	2013	2014	Beyond 2014
Convertible debt:
4.50% debentures	$250,000	$—	$—	$—	$—	$—	$250,000
4.75% debentures	230,000	—	—	—	—	230,000	—
1.25% debentures	198,608	—	—	198,608	—	—	—
0.75% debentures	79	—	—	—	—	—	79
	$678,687	$—	$—	$198,608	$—	$230,000	$250,079

 Convertible Debt

The following table summarizes the Company's outstanding convertible debt:

	October 3, 2010			January 3, 2010
(In thousands)	Carrying Value	Face Value	Fair Value (1)	Carrying Value	Face Value	Fair Value (1)
4.50% debentures	$176,709	$250,000	$232,910	$—	$—	$—
4.75% debentures	230,000	230,000	212,693	230,000	230,000	270,250
1.25% debentures	178,555	198,608	180,982	168,606	198,608	172,789
0.75% debentures	79	79	74	137,968	143,883	139,746
	$585,343	$678,687	$626,659	$536,574	$572,491	$582,785

(1)	The fair value of the convertible debt was determined based on quoted market prices as reported by an independent pricing source.

4.50% Debentures

On April 1, 2010, the Company issued $220.0 million in principal amount of its 4.50% senior cash convertible debentures (“4.50% debentures”) and received net proceeds of $214.9 million, before payment of the net cost of the call spread overlay described below. On April 5, 2010, the initial purchasers of the 4.50% debentures exercised the $30.0 million over-allotment option in full and the Company received net proceeds of $29.3 million. Interest on the 4.50% debentures is payable on March 15 and September 15 of each year, which commenced September 15, 2010. The 4.50% debentures mature on March 15, 2015. The 4.50% debentures are convertible only into cash, and not into shares of the Company's class A common stock (or any other securities). Prior to December 15, 2014, the 4.50% debentures are convertible only upon specified events and, thereafter, they will be convertible at any time, based on an initial conversion price of $22.53 per share of the Company's class A common stock. The conversion price will be subject to adjustment in certain events, such as distributions of dividends or stock splits. Upon conversion, the Company will deliver an amount of cash calculated by reference to the price of its class A common stock over the applicable observation period. The 4.50% debentures will not be convertible, in accordance with the provisions of the debenture agreement, until the first quarter of fiscal 2011. The Company may not redeem the 4.50% debentures prior to maturity. Holders may also require the Company to repurchase all or a portion of their 4.50% debentures upon a fundamental change, as defined in the debenture agreement, at a cash repurchase price equal to 100% of the principal amount plus accrued and unpaid interest. In the event of certain events of default, such as the Company's failure to make certain payments or perform or observe certain obligations there-under, Wells Fargo, the trustee, or holders of a specified amount of then-outstanding 4.50% debentures will have the right to declare all amounts then outstanding due and payable.

The 4.50% debentures are senior, unsecured obligations of the Company, ranking equally with all existing and future senior unsecured indebtedness of the Company. The 4.50% debentures are effectively subordinated to the Company's secured indebtedness to the extent of the value of the related collateral and structurally subordinated to indebtedness and other liabilities of the Company's subsidiaries. The 4.50% debentures do not contain any sinking fund requirements.

The embedded cash conversion option within the 4.50% debentures and the over-allotment option related to the 4.50% debentures are derivative instruments that are required to be separated from the 4.50% debentures and accounted for separately as derivative instruments (derivative liabilities) with changes in fair value reported in the Company's Condensed Consolidated

Index

Statements of Operations until such transactions settle or expire. The initial fair value liabilities of the embedded cash conversion option and over-allotment option of $71.3 million and $0.5 million, respectively, were classified within “ Other long-term liabilities” and simultaneously reduced the carrying value of “Convertible debt, net of current portion” (effectively an original issuance discount on the 4.50% debentures of $71.8 million) in the Company's Condensed Consolidated Balance Sheet.

From April 1, 2010 to April 5, 2010, the date the initial purchasers of the 4.50% debentures exercised the $30.0 million over-allotment option in full, the Company incurred a non-cash loss of $1.4 million related to the change in fair value of the over-allotment option during that period. The non-cash loss of $1.4 million is reflected in “Gain (loss) on mark-to-market derivatives” in the Company's Condensed Consolidated Statements of Operations for the nine months ended October 3, 2010. Upon the exercise of the over-allotment option, the ending fair value liability of the over-allotment option on April 5, 2010 of $1.9 million was reclassified to the original issuance discount of the 4.50% debentures.

In addition, the initial $10.0 million fair value liability of the embedded cash conversion option within the $30.0 million of additional principal of the Company's 4.50% debentures purchased upon exercise of the over-allotment option was classified within “Other long-term liabilities” and simultaneously reduced the carrying value of “Convertible debt, net of current portion” (the total original issuance discount on the 4.50% debentures was $79.9 million) in the Company's Condensed Consolidated Balance Sheet. In the three and nine months ended October 3, 2010, the Company recognized a non-cash loss of $4.0 million and a non-cash gain of $36.3 million, respectively, recorded in “Gain (loss) on mark-to-market derivatives” in the Company's Condensed Consolidated Statements of Operations related to the change in fair value of the embedded cash conversion option. The fair value liability of the embedded cash conversion option as of October 3, 2010 totaled $45.1 million and is classified within “Other long-term liabilities” in the Company's Condensed Consolidated Balance Sheet.

The embedded cash conversion option and the over-allotment option derivative instruments are fair valued utilizing Level 2 inputs consisting of the exercise price of the instruments, the Company's class A common stock price, the risk free interest rate, the contractual term and the Company's class A common stock volatility. Such derivative instruments are not traded on an open market as the banks are the counterparties to the instruments. The over-allotment option was exercised during the second quarter of fiscal 2010 and the final value of the over-allotment option represented the difference between the value of the embedded cash conversion option at the original trade date of the initial $220.0 million in principal amount of the 4.50% debentures and the trade date of the over-allotment option. This final value was adjusted against the original issuance discount of the cash convertible bond.

Significant inputs for the valuation of the embedded cash conversion option as of October 3, 2010 are as follows:

Embedded option (1)
Stock price	$14.06
Exercise price	$22.53
Interest rate	1.04%
Stock volatility	51.50%
Maturity date	February 18, 2015

(1)
 The valuation model utilizes these inputs to value the right but not the obligation to purchase one share at $22.53. The Company utilized a Black-Scholes model to value the embedded cash conversion option. The underlying input assumptions were determined as follows:

(i)	Stock price. The closing price of the Company's class A common stock on the last trading day of the quarter.

(ii)	Exercise price. The exercise price of the embedded conversion option.

(iii)	Interest rate. The Treasury Strip rate associated with the life of the embedded conversion option.

(iv)	Stock volatility. The volatility of the Company's class A common stock over the life of the embedded conversion option.

The Company recognized $2.5 million and $5.7 million in non-cash interest expense during the three and nine months ended October 3, 2010, respectively, related to the amortization of the debt discount on the 4.50% debentures. The principal amount of the outstanding 4.50% debentures, the unamortized discount and the net carrying value as of October 3, 2010 was $250.0 million, $73.3 million and $176.7 million, respectively. As of October 3, 2010 the remaining weighted average period over which the unamortized debt discount associated with the 4.50% debentures will be recognized is as follows:

Index

(In thousands)	Debt Discount
2010 (remaining three months)	$3,248
2011	13,368
2012	15,225
2013	17,340
2014	19,748
Thereafter	4,362
$73,291

Call Spread Overlay with Respect to 4.50% Debentures (“CSO2015”)

Concurrent with the issuance of the 4.50% debentures, the Company entered into privately negotiated convertible debenture hedge transactions (collectively, the "Bond Hedge") and warrant transactions (collectively, the "Warrants" and together with the Bond Hedge, the “CSO2015”), with certain of the initial purchasers of the 4.50% cash convertible debentures or their affiliates. The CSO2015 is meant to reduce the Company's exposure to potential cash payments upon conversion of the 4.50% debentures. The net cost of the CSO2015 was $12.1 million and $1.6 million in the first and second quarters of fiscal 2010, respectively.

Under the terms of the Bond Hedge, the Company bought from affiliates of certain of the initial purchasers' options to acquire, at an exercise price of $22.53 per share, subject to anti-dilution adjustments, cash in an amount equal to the market value of up to 9.8 million shares of the Company's class A common stock. Each Bond Hedge is a separate transaction, entered into by the Company with each option counterparty, and is not part of the terms of the 4.50% debentures. The Company paid aggregate consideration of $66.2 million and $9.0 million for the Bond Hedge on March 25, 2010 and April 5, 2010, respectively.

Under the terms of the Warrants, the Company sold to affiliates of certain of the initial purchasers of the 4.50% cash convertible debentures warrants to acquire, at an exercise price of $27.03 per share, subject to anti-dilution adjustments, cash in an amount equal to the market value of up to 9.8 million shares of the Company's class A common stock. Each Warrant transaction is a separate transaction, entered into by the Company with each option counterparty, and is not part of the terms of the 4.50% debentures. The Warrants were sold for aggregate cash consideration of $54.1 million and $7.4 million on March 25, 2010 and April 5, 2010, respectively.

The CSO2015, which are indexed to the Company's class A common stock, are derivative instruments that require mark-to-market accounting treatment due to their cash settlement features until such transactions settle or expire. The initial fair value of the Bond Hedge of $75.2 million was classified as “Other long-term assets” and the initial fair value of the Warrants of $61.5 million was classified as “Other long-term liabilities” in the Company's Condensed Consolidated Balance Sheet. As of October 3, 2010, the fair value of the Bond Hedge is $44.7 million, a decrease of $30.5 million, and the fair value of the Warrants is $37.0 million, a decrease of $24.5 million. The change in fair value of these two derivative instruments resulted in a mark-to-market net non-cash gain of $1.0 million and a net non-cash loss of $6.0 million in “Gain on mark-to-market derivatives” in the Company's Condensed Consolidated Statements of Operations during the three and nine months ended October 3, 2010, respectively.

The Bond Hedge and Warrants derivative instruments are fair valued utilizing Level 2 inputs consisting of the exercise price of the instruments, the Company's class A stock price, the risk free interest rate, the contractual term and the Company's class A common stock volatility. Such derivative instruments are not traded on an open market. Valuation techniques utilize the inputs described above in addition to liquidity and institutional credit risk inputs.

The Bond Hedge and Warrants described above represent a call spread overlay with respect to the 4.50% debentures. Assuming full performance by the counterparties, the transactions effectively reduce the Company's potential payout over the principal amount on the 4.50% debentures upon conversion of the 4.50% debentures into cash.

Significant inputs into the valuation of the Bond Hedge and Warrants at the October 3, 2010 measurement date are as follows:

Index

	Bond Hedge (1)	Warrants (1)
Stock price	$14.06	$14.06
Exercise price	$22.53	$27.03
Interest rate	1.04%	1.04%
Stock volatility	51.50%	48.80%
Credit risk adjustment	1.18%	Not applicable
Maturity date	February 18, 2015	July 7, 2015

(1)
The valuation model utilizes these inputs to value the right but not the obligation to purchase one share at $22.53 and $27.03 for the Bond Hedge and Warrants, respectively. The Company utilized a Black-Scholes model to value the Bond Hedge and Warrants. The underlying input assumptions were determined as follows:

(i)	Stock price. The closing price of the Company's class A common stock on the last trading day of the quarter.

(ii)	Exercise price. The exercise price of the Bond Hedge and Warrants.

(iii)	Interest rate. The Treasury Strip rate associated with the life of the Bond Hedge and Warrants.

(iv)	Stock volatility. The volatility of the Company's class A common stock over the life of the Bond Hedge and Warrants.

(v)	Credit risk adjustment. Represents the average of the credit default swap rate of the counterparties.

4.75% Debentures

In May 2009, the Company issued $230.0 million in principal amount of its 4.75% senior convertible debentures (4.75% debentures”) and received net proceeds of $225.0 million, before payment of the net cost of the call spread overlay described below. Interest on the 4.75% debentures is payable on April 15 and October 15 of each year, which commenced October 15, 2009. Holders of the 4.75% debentures are able to exercise their right to convert the debentures at any time into shares of the Company's class A common stock at a conversion price equal to $26.40 per share. The applicable conversion rate may adjust in certain circumstances, including upon a fundamental change, as defined in the indenture governing the 4.75% debentures. If not earlier converted, the 4.75% debentures mature on April 15, 2014. Holders may also require the Company to repurchase all or a portion of their 4.75% debentures upon a fundamental change at a cash repurchase price equal to 100% of the principal amount plus accrued and unpaid interest. In the event of certain events of default, such as the Company's failure to make certain payments or perform or observe certain obligations there-under, Wells Fargo, the trustee, or holders of a specified amount of then-outstanding 4.75% debentures will have the right to declare all amounts then outstanding due and payable.

The 4.75% debentures are senior, unsecured obligations of the Company, ranking equally with all existing and future senior unsecured indebtedness of the Company. The 4.75% debentures are effectively subordinated to the Company's secured indebtedness to the extent of the value of the related collateral and structurally subordinated to indebtedness and other liabilities of the Company's subsidiaries.

Call Spread Overlay with Respect to 4.75% Debentures (“CSO2014”)

Concurrent with the issuance of the 4.75% debentures, the Company entered into certain convertible debenture hedge transactions (the “Purchased Options”) with affiliates of certain of the underwriters of the 4.75% debentures. The Purchased Options allow the Company to purchase up to 8.7 million shares of the Company's class A common stock and are intended to reduce the potential dilution upon conversion of the 4.75% debentures in the event that the market price per share of the Company's class A common stock at the time of exercise is greater than the conversion price of the 4.75% debentures. The Purchased Options will be settled on a net share basis. Each convertible debenture hedge transaction is a separate transaction, entered into by the Company with each option counterparty, and is not part of the terms of the 4.75% debentures. The Company paid aggregate consideration of $97.3 million for the Purchased Options on May 4, 2009. The exercise price of the Purchased Options is $26.40 per share of the Company's class A common stock, subject to adjustment for customary anti-dilution and other events.

The Purchased Options, which are indexed to the Company's class A common stock, were deemed to be mark-to-market derivatives during the one-day period in which the over-allotment option in favor of the 4.75% debenture underwriters was unexercised, resulting in a non-cash gain on Purchased Options of $21.2 million in the second quarter of fiscal 2009 in “Gain (loss) on mark-to-market derivatives” in the Company's Condensed Consolidated Statement of Operations.

The Company also entered into certain warrant transactions whereby the Company agreed to sell to affiliates of certain

Index

of the 4.75% debenture underwriters warrants to acquire up to 8.7 million shares of the Company's class A common stock. The warrants expire in 2014. If the market price per share of the Company's class A common stock exceeds the exercise price of the warrants, the warrants will have a dilutive effect on the Company's earnings per share. Each warrant transaction is a separate transaction, entered into by the Company with each option counterparty, and is not part of the terms of the 4.75% debentures. Holders of the 4.75% debentures do not have any rights with respect to the warrants. The warrants were sold for aggregate cash consideration of $71.0 million on May 4, 2009. The exercise price of the warrants is $38.50 per share of the Company's class A common stock, subject to adjustment for customary anti-dilution and other events.

Other than the initial period before the exercise of the 4.75% debenture underwriters' over-allotment option, as described above, the CSO2014 are not subject to mark-to-market accounting treatment since they may only be settled by issuance of the Company's class A common stock. The Purchased Options and sale of warrants described above represent a call spread overlay with respect to the 4.75% debentures. Assuming full performance by the counterparties, the transactions effectively increase the conversion price of the 4.75% debentures from $26.40 to $38.50. The Company's net cost of the Purchased Options and sale of warrants for the CSO2014 was $26.3 million.

1.25% Debentures and 0.75% Debentures

In February 2007, the Company issued $200.0 million in principal amount of its 1.25% senior convertible debentures and received net proceeds of $194.0 million. During the fourth quarter of fiscal 2008, the Company received notices for the conversion of $1.4 million in principal amount of the 1.25% debentures which it settled for $1.2 million in cash and 1,000 shares of class A common stock. Interest on the 1.25% debentures is payable on February 15 and August 15 of each year, which commenced August 15, 2007. The 1.25% debentures mature on February 15, 2027. Holders may require the Company to repurchase all or a portion of their 1.25% debentures on each of February 15, 2012, February 15, 2017 and February 15, 2022, or if the Company experiences certain types of corporate transactions constituting a fundamental change, as defined in the indenture governing the 1.25% debentures. In addition, the Company may redeem some or all of the 1.25% debentures on or after February 15, 2012. The 1.25% debentures are convertible, subject to certain conditions, into cash up to the lesser of the principal amount or the conversion value. If the conversion value is greater than $1,000, then the excess conversion value will be convertible into the Company's class A common stock. The initial effective conversion price of the 1.25% debentures is $56.75 per share and is subject to customary adjustments in certain circumstances.

In July 2007, the Company issued $225.0 million in principal amount of its 0.75% senior convertible debentures and received net proceeds of $220.1 million. In fiscal 2009, the Company repurchased $81.1 million in principal amount of the 0.75% debentures for $75.6 million in cash. In the third quarter of fiscal 2010, the Company repurchased $143.8 million in principal amount of the 0.75% debentures for $143.8 million in cash, of which $143.3 million was pursuant to the contracted debenture holder put on August 2, 2010. As of October 3, 2010, an aggregate principal amount of $0.1 million of the 0.75% debentures remain issued and outstanding. Interest on the 0.75% debentures is payable on February 1 and August 1 of each year, which commenced February 1, 2008. The 0.75% debentures mature on August 1, 2027. Holders of the remaining 0.75% debentures could require the Company to repurchase all or a portion of their debentures on each of August 1, 2015, August 1, 2020 and August 1, 2025, or if the Company was involved in certain types of corporate transactions constituting a fundamental change, as defined in the indenture governing the 0.75% debentures. In addition, the Company could redeem the remaining 0.75% debentures on or after August 2, 2010. The 0.75% debentures were classified as long-term liabilities and short-term liabilities in the Company's Condensed Consolidated Balance Sheets as of October 3, 2010 and January 3, 2010, respectively, due to the ability of the holders to require the Company to repurchase its 0.75% debentures commencing on August 1, 2015 and August 2, 2010, respectively. The 0.75% debentures are convertible, subject to certain conditions, into cash up to the lesser of the principal amount or the conversion value. If the conversion value is greater than $1,000, then the excess conversion value will be convertible into cash, class A common stock or a combination of cash and class A common stock, at the Company's election. The initial effective conversion price of the 0.75% debentures is $82.24 per share and is subject to customary adjustments in certain circumstances.

The 1.25% debentures and 0.75% debentures are senior, unsecured obligations of the Company, ranking equally with all existing and future senior unsecured indebtedness of the Company. The 1.25% debentures and 0.75% debentures are effectively subordinated to the Company's secured indebtedness to the extent of the value of the related collateral and structurally subordinated to indebtedness and other liabilities of the Company's subsidiaries. The 1.25% debentures and 0.75% debentures do not contain any sinking fund requirements.

If the closing price of the Company's class A common stock equals or exceeds 125% of the initial effective conversion price governing the 1.25% debentures and 0.75% debentures for 20 out of 30 consecutive trading days in the last month of the fiscal quarter then holders of the 1.25% debentures and 0.75% debentures have the right to convert the debentures any day in the following fiscal quarter. Because the closing price of the Company's class A common stock on at least 20 of the last 30

Index

trading days during the fiscal quarters ending October 3, 2010 and January 3, 2010 did not equal or exceed 125% of the applicable conversion price for its 1.25% debentures and 0.75% debentures, holders of the 1.25% debentures and 0.75% debentures are unable to exercise their right to convert the debentures, based on the market price conversion trigger, on any day in the first and fourth quarters of fiscal 2010. Accordingly, the Company classified its 1.25% debentures and 0.75% debentures as long-term in its Condensed Consolidated Balance Sheet as of October 3, 2010 and its 1.25% debentures as long-term in its Condensed Consolidated Balance Sheet as of January 3, 2010. This test is repeated each fiscal quarter, therefore, if the market price conversion trigger is satisfied in a subsequent quarter, the 1.25% debentures and 0.75% debentures may again be reclassified as short-term.

The 1.25% debentures and 0.75% debentures are subject to accounting guidance for convertible debt instruments that may be settled in cash upon conversion since the debentures must be settled at least partly in cash upon conversion. The Company estimated that the effective interest rate for similar debt without the conversion feature was 9.25% and 8.125% on the 1.25% debentures and 0.75% debentures, respectively. The principal amount of the outstanding debentures, the unamortized discount and the net carrying value as of October 3, 2010 was $198.7 million, $20.1 million and $178.6 million, respectively, and as of January 3, 2010 was $342.5 million, $35.9 million and $306.6 million, respectively.

The Company recognized $3.2 million and $13.9 million in non-cash interest expense during the three and nine months ended October 3, 2010, respectively, as compared to $4.9 million and $14.1 million in the three and nine months ended September 27, 2009, respectively, related to the 1.25% debentures and 0.75% debentures. As of October 3, 2010 the remaining weighted average period over which the unamortized debt discount associated with the 1.25% debentures and 0.75% debentures will be recognized is as follows:

(In thousands)	Debt Discount
2010 (remaining three months)	$3,468
2011	14,687
2012	1,898
$20,053

February 2007 Amended and Restated Share Lending Arrangement and July 2007 Share Lending Arrangement

Concurrent with the offering of the 1.25% debentures, the Company lent 2.9 million shares of its class A common stock to LBIE, an affiliate of Lehman Brothers, one of the underwriters of the 1.25% debentures. Concurrent with the offering of the 0.75% debentures, the Company also lent 1.8 million shares of its class A common stock to CSI, an affiliate of Credit Suisse, one of the underwriters of the 0.75% debentures. The loaned shares are to be used to facilitate the establishment by investors in the 1.25% debentures and 0.75% debentures of hedged positions in the Company's class A common stock. Under the share lending agreement, LBIE had the ability to offer the shares that remain in LBIE's possession to facilitate hedging arrangements for subsequent purchasers of both the 1.25% debentures and 0.75% debentures and, with the Company's consent, purchasers of securities the Company may issue in the future. The Company did not receive any proceeds from these offerings of class A common stock, but received a nominal lending fee of $0.001 per share for each share of common stock that is loaned under the share lending agreements described below.

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

Any shares loaned to LBIE and CSI are considered issued and outstanding for corporate law purposes and, accordingly, the holders of the borrowed shares have all of the rights of a holder of the Company's outstanding shares, including the right to vote the shares on all matters submitted to a vote of the Company's stockholders and the right to receive any dividends or other distributions that the Company may pay or make on its outstanding shares of class A common stock. However, LBIE and CSI agreed to pay to the Company an amount equal to any dividends or other distributions that the Company pays on the borrowed shares. The shares are listed for trading on the Nasdaq Global Select Market.

Index

While the share lending agreement does not require cash payment upon return of the shares, physical settlement is required (i.e., the loaned shares must be returned at the end of the arrangement). In view of this share return provision and other contractual undertakings of LBIE and CSI in the share lending agreement, which have the effect of substantially eliminating the economic dilution that otherwise would result from the issuance of the borrowed shares, historically the loaned shares were not considered issued and outstanding for the purpose of computing and reporting the Company's basic and diluted weighted average shares or earnings per share. However, on September 15, 2008, Lehman filed a petition for protection under Chapter 11 of the U.S. bankruptcy code, and LBIE commenced administration proceedings (analogous to bankruptcy) in the United Kingdom. Notwithstanding the commencement of administrative proceeding, shares loaned under the arrangement with LBIE have not been returned as required under the agreement. After reviewing the circumstances of the Lehman bankruptcy and LBIE administration proceedings, the Company began to reflect the 2.9 million shares lent to LBIE as issued and outstanding starting on September 15, 2008, the date on which LBIE commenced administration proceedings, for the purpose of computing and reporting the Company's basic and diluted weighted average shares and earnings per share. The Company filed a claim in the LBIE proceeding for $240.9 million and a corresponding claim in the Lehman Chapter 11 proceeding under Lehman's guaranty of LBIE's obligations.

The shares lent to CSI will continue to be excluded for the purpose of computing and reporting the Company's basic and diluted weighted average shares or earnings per share. If Credit Suisse or its affiliates, including CSI, were to file bankruptcy or commence similar administrative, liquidating, restructuring or other proceedings, the Company may have to consider 1.8 million shares lent to CSI as issued and outstanding for purposes of calculating earnings per share.

In the first quarter of fiscal 2010, the Company adopted new accounting guidance that requires its February 2007 amended and restated share lending arrangement and July 2007 share lending arrangement to be valued and amortized as interest expense in its Condensed Consolidated Statements of Operations in the same manner as debt issuance costs. In addition, in the event that counterparty default under the share lending arrangement becomes probable, the Company is required to recognize an expense in its Condensed Consolidated Statement of Operations equal to the then fair value of the unreturned loaned shares, net of any probable recoveries. The Company estimated that the imputed share lending costs (also known as issuance costs) associated with the 2.9 million shares and 1.8 million shares loaned to LBIE and CSI, respectively, totaled $1.8 million and $0.7 million, respectively. The new accounting guidance resulted in a significant non-cash loss resulting from Lehman filing a petition for protection under Chapter 11 of the U.S. bankruptcy code on September 15, 2008, and LBIE commencing administration proceedings (analogous to bankruptcy) in the United Kingdom. The then fair value of the 2.9 million shares of the Company's class A common stock loaned and unreturned by LBIE is $213.4 million, which was expensed retrospectively in the third quarter of fiscal 2008 (see Note 1).

The Company recognized $0.1 million and $0.4 million in non-cash interest expense during the three and nine months ended October 3, 2010, respectively, as compared to $0.1 million and $0.5 million in the three and nine months ended September 27, 2009, respectively, related to the share lending arrangements. As of October 3, 2010 the remaining weighted average period over which the unamortized issuance costs will be recognized is as follows:

(In thousands)	Issuance Costs
2010 (remaining three months)	$91
2011	362
2012	45
$498

Debt Facility Agreement with the Malaysian Government

On December 18, 2008, AUOSP, then a wholly-owned subsidiary of the Company, entered into a facility agreement with the Malaysian Government. In connection with the facility agreement, AUOSP executed a debenture and deed of assignment in favor of the Malaysian Government, granting a security interest in a deposit account and all assets of AUOSP to collateralize its obligations under the facility agreement. As of January 3, 2010, the Company had outstanding Malaysian Ringgit 750.0 million ($219.0 million based on the exchange rates as of January 3, 2010) under the facility agreement to finance the construction of FAB3 in Malaysia. The Company deconsolidated AUOSP in the third quarter of fiscal 2010, and the debt facility has been retained by AUOSP. The Company does not guarantee or collateralize the debt facility held by AUOSP (see Note 9).

Project Loans

Index

In connection with its acquisition of SunRay, the Company consolidated the project debt of Cassiopea, which was provided by a consortium of lenders (“Cassiopea Lenders”), to finance the construction and operations of the 20 MWac solar power plant in Montalto di Castro, Italy. In connection with the credit agreement, Cassiopea executed various deeds of assignment in favor of the Cassiopea Lenders, granting them a security interest in substantially all assets and future cash flows of Cassiopea. The sale of Cassiopea on August 5, 2010 included all related assets and liabilities, including outstanding debt (see Note 3).

On May 20, 2010, Centauro PV S.r.l. (“Centauro”), a wholly-owned subsidiary of SunRay, entered into a credit facility agreement with Barclays Bank PLC (“Barclays”) to finance the construction and operations of the 8 MWac Centauro Photovoltaic Park being constructed in Montalto di Castro, Italy. In connection with the credit facility agreement, Centauro executed various deeds of assignment in favor of Barclays, granting it a security interest in substantially all assets and future cash flows of Centauro. The sale of Centauro on October 1, 2010 included all related assets and liabilities, including outstanding debt.

Concurrent with entering into the agreements above, Cassiopea and Centauro entered into interest rate swaps with the Cassiopea Lenders and Barclays, respectively, to mitigate the interest rate risk on the debt. The interest rate swaps are derivative instruments which are fair valued utilizing Level 2 inputs because valuations are based on quoted prices in markets that are not active and for which all significant inputs are observable, directly or indirectly. Valuation techniques utilize a variety of inputs, including contractual terms, market prices, yield curves, credit curves and measures of volatility. Such inputs can generally be verified and selections do not involve significant management judgment. Prior to the sale of Cassiopea and Centauro on August 5, 2010 and October 1, 2010, respectively, which included all related assets and liabilities, including interest rate swaps, the Company had not designated the interest rate swaps as hedging instruments. For derivative instruments not designated as hedging instruments, the Company recognizes changes in the fair value in earnings in the period of change. Losses on the interest rate swaps associated with the Cassiopea Project Loan were included in “Income from discontinued operations, net of taxes” in the Company's Condensed Consolidated Statements of Operations. Losses on the interest rate swaps associated with the Centauro Project Loan were included in “Interest expense” in the Company's Condensed Consolidated Statements of Operations. As of October 3, 2010, the Company had no outstanding interest rate swap contracts.

Piraeus Bank Loan

On March 26, 2010, the Company closed its acquisition of SunRay and its wholly-owned subsidiaries, including Energy Ray Anonymi Energeiaki Etaireia (“Energy Ray”). On October 22, 2008, Energy Ray entered into a current account overdraft agreement with Piraeus Bank to obtain the funds necessary for pre-construction activities in Greece. In connection with the agreement, Energy Ray and its subsidiaries executed various account pledge agreements in favor of Piraeus Bank, granting them a security interest in cash deposit accounts where the proceeds of the loan were on deposit. The agreement's obligations were those of Energy Ray and its subsidiaries only and were non-recourse to the Company. On August 12, 2010, Energy Ray repaid its current account overdraft balance of Euro 26.7 million in full with Piraeus Bank which eliminated the need to provide cash collateral.

Mortgage Loan Agreement with International Finance Corporation (“IFC”)

On May 6, 2010, SPML and SPML Land, Inc. (“SPML Land”), both subsidiaries of the Company, entered into a mortgage loan agreement with IFC. Under the loan agreement, SPML may borrow up to $75.0 million from IFC, after satisfying certain conditions to disbursement, and SPML and SPML Land pledged certain assets as collateral supporting SPML's repayment obligations. The Company guaranteed SPML's obligations to IFC.

As of October 3, 2010, SPML had not borrowed any funds under the mortgage loan agreement. On November 12, 2010, SPML borrowed $50 million under the mortgage loan agreement (see Note 17). A total of $25 million remains available for borrowing under the mortgage loan agreement. Under the loan agreement, SPML may borrow up to $75.0 million during the first two years, and SPML shall repay the amount borrowed, starting 2 years after the date of borrowing, in 10 equal semiannual installments over the following 5 years. SPML shall pay interest of LIBOR plus 3% per annum on outstanding borrowings, and a front-end fee of 1% on the principal amount of borrowings at the time of borrowing, and a commitment fee of 0.5% per annum on funds available for borrowing and not borrowed. SPML may prepay all or a part of the outstanding principal, subject to a 1% prepayment premium. The loan agreement includes conditions to disbursements, representations, covenants, and events of default customary for financing transactions of this type. Covenants in the loan agreement include, but are not limited to, restrictions on SPML's ability to issue dividends, incur indebtedness, create or incur liens on assets, and make loans to or investments in third parties.

Term Loan with Union Bank

Index

On April 17, 2009, the Company entered into a loan agreement with Union Bank under which the Company borrowed $30.0 million for a term of three years at an interest rate of LIBOR plus 2%. As of January 3, 2010, the outstanding loan balance was $30.0 million of which $11.3 million and $18.7 million had been classified as “current portion of long-term debt” and “Long-term debt,” respectively, in the Company's Condensed Consolidated Balance Sheet, based on projected quarterly installments commencing June 30, 2010. On April 9, 2010 the Company repaid all principal and interest outstanding under the term loan with Union Bank.

Revolving Credit Facility with Union Bank

On October 29, 2010, the Company entered into a revolving credit facility agreement with Union Bank. Until the maturity date of October 28, 2011, the Company may borrow up to $70.0 million under the revolving credit facility. Amounts borrowed may be repaid and reborrowed until October 28, 2011. The revolving credit facility may be increased up to $100.0 million at the option of the Company and upon receipt of additional commitments from lenders. On October 29, 2010, the Company drew down $70.0 million under the revolving credit facility.

The amount available for borrowing under the revolving credit facility is further capped at 30% of the market value of the Company's shares in Woongjin Energy ("Borrowing Base"). If at any time the amount outstanding under the revolving credit facility is greater than the Borrowing Base, the Company must repay such difference within two business days. In addition, upon a material adverse change which, in the sole judgment of Union Bank, would adversely affect the ability of Union Bank to promptly sell the Woongjin Energy shares, including but not limited to any unplanned closure of the Korean Stock Exchange that lasts for more than one trading session, the Company must repay all outstanding amounts under the revolving credit facility within five business days, and the revolving credit facility will be terminated. As security under the revolving credit facility, the Company pledged its holding of 19.4 million shares of common stock of Woongjin Energy to Union Bank (see Note 9).

The Company is required to pay interest on outstanding borrowings of, at the Company's option, (1) LIBOR plus 2.75% or (2) 1.75% plus a base rate equal to the highest of (a) the federal funds rate plus 1.5%, (b) Union Bank's prime rate as announced from time to time, or (c) LIBOR plus 1.0%, per annum; a front-end fee of 0.40% on the available borrowing; and a commitment fee of 0.25% per annum on funds available for borrowing and not borrowed.

The obligations of the Company under the revolving credit facility are guaranteed by its wholly-owned subsidiaries SunPower North America, LLC and SunPower Corporation, Systems. The revolving credit facility includes representations, covenants, and events of default customary for financing transactions of this type (see Note 17).

Letter of Credit Facility with Deutsche Bank AG New York Branch ("Deutsche Bank")

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

In connection with the entry into the letter of credit facility, the Company entered into a cash security agreement with Deutsche Bank, granting a security interest in a collateral account to collateralize its obligations in connection with any letters of credit that might be issued under the letter of credit facility. The Company is required to maintain in the collateral account cash and securities equal to at least 50% of the dollar-denominated obligations under the issued letters of credit, and 55% of the non-dollar-denominated obligations under the issued letters of credit. The obligations of the Company are also guaranteed by SunPower North America, LLC and SunPower Corporation, Systems, both wholly-owned subsidiaries of the Company, who, together with the Company, have granted a security interest, in certain of their accounts receivable and inventory to Deutsche Bank to collateralize the Company's obligations. The letter of credit facility includes representations, covenants, and events of default customary for financing transactions of this type.

Index

As of October 3, 2010, letters of credit issued under the letter of credit facility totaled $224.3 million and were collateralized by short-term and long-term restricted cash of $16.6 million and $102.0 million, respectively, on the Condensed Consolidated Balance Sheet.

Amended Credit Agreement with Wells Fargo, N.A. ("Wells Fargo")

On April 12, 2010, the Company entered into an amendment of its credit agreement with Wells Fargo. Under the amended credit agreement, letters of credit outstanding under the collateralized letter of credit facility will remain outstanding through November 29, 2010. On April 26, 2010, the uncollateralized letter of credit subfeature expired and as of October 3, 2010 all outstanding letters of credit on the subfeature had been moved to either the Deutsche Bank letter of credit facility or the Wells Fargo collateralized letter of credit facility. Letters of credit totaling $2.4 million were issued by Wells Fargo under the collateralized letter of credit facility as of October 3, 2010 and were collateralized by short-term and long-term restricted cash of $2.1 million and $0.4 million, respectively, on the Condensed Consolidated Balance Sheet. Letters of credit totaling $150.7 million were issued by Wells Fargo under the collateralized letter of credit facility as of January 3, 2010 and were collateralized by short-term and long-term restricted cash of $61.9 million and $99.7 million, respectively, on the Condensed Consolidated Balance Sheet. The Company pays a fee of 0.2% to 0.4% depending on maturity for outstanding letters of credit under the collateralized letter of credit facility.

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

Note 11. COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Comprehensive income (loss) includes unrealized gains and losses on the Company's available-for-sale investments, foreign currency derivatives designated as cash flow hedges and translation adjustments. The components of comprehensive income (loss) were as follows:

	Three Months Ended		Nine Months Ended
(In thousands)	October 3, 2010	September 27, 2009	October 3, 2010	September 27, 2009
Net income	$20,116	$19,506	$26,473	$23,978
Other comprehensive income (loss):
Translation adjustment	(831)	4,124	903	(9,934)
Unrealized gain (loss) on derivatives	(77,042)	331	(14,763)	4,170
Unrealized gain on investments	—	—	—	8
Estimated provision for income taxes	8,940	(4)	1,664	(277)
Net change in accumulated other comprehensive loss	(68,933)	4,451	(12,196)	(6,033)
Total comprehensive income (loss)	$(48,817)	$23,957	$14,277	$17,945

Note 12. FOREIGN CURRENCY DERIVATIVES

The Company has non-U.S. subsidiaries that operate and sell the Company's products in various global markets, primarily in Europe. As a result, the Company is exposed to risks associated with changes in foreign currency exchange rates. It is the Company's policy to use various techniques including entering into foreign currency derivative instruments to manage the exposures associated with forecasted revenues and expenses, purchases of foreign sourced equipment and non-U.S. dollar denominated monetary assets and liabilities. The Company does not enter into foreign currency derivative financial instruments for speculative or trading purposes.

The Company is required to recognize derivative instruments as either assets or liabilities at fair value in its Condensed Consolidated Balance Sheets. The Company utilizes the income approach and mid-market pricing to calculate the fair value of its option and forward contracts based on market volatilities, spot rates, interest differentials and credit default swaps rates from

Index

published sources. The following table presents information about the Company's hedge instruments measured at fair value on a recurring basis as of October 3, 2010 and January 3, 2010, all of which utilize Level 2 inputs under the fair value hierarchy:

(In thousands)	Balance Sheet Classification	October 3, 2010	January 3, 2010
Assets	Prepaid expenses and other current assets
Derivatives designated as hedging instruments:
Foreign currency option contracts		$7,889	$—
Foreign currency forward exchange contracts		84	—
		$7,973	$—
Derivatives not designated as hedging instruments:
Foreign currency option contracts		$1,844	$4,936
Foreign currency forward exchange contracts		9,100	64
		$10,944	$5,000
Liabilities	Accrued liabilities
Derivatives designated as hedging instruments:
Foreign currency option contracts		$14,470	$—
Foreign currency forward exchange contracts		13,205	—
		$27,675	$—
Derivatives not designated as hedging instruments:
Foreign currency option contracts		$2,138	$—
Foreign currency forward exchange contracts		49,609	27,354
		$51,747	$27,354

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

The following tables summarize the amount of unrealized gain (loss) recognized in “Accumulated other comprehensive loss” (“OCI”) in “Stockholders' equity” in the Condensed Consolidated Balance Sheets:

	Unrealized Gain (Loss) Recognized in OCI (Effective Portion)
(In thousands)	As of October 3, 2010	As of January 3, 2010
Derivatives designated as cash flow hedges:	$240	$(41,902)

	Three Months Ended
	Gain Reclassified from OCI to Revenue (Effective Portion)		Loss Recognized in Other, Net on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing) (1)
(In thousands)	October 3, 2010	September 27, 2009	October 3, 2010	September 27, 2009
Derivatives designated as cash flow hedges:	$13,778	$—	$(9,810)	$—

Index

	Nine Months Ended
	Gain Reclassified from OCI to Revenue (Effective Portion)		Loss Recognized in Other, Net on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing) (1)
(In thousands)	October 3, 2010	September 27, 2009	October 3, 2010	September 27, 2009
Derivatives designated as cash flow hedges:	$27,558	$—	$(18,077)	$—

	Three Months Ended
	Loss Reclassified from OCI to Cost of Revenue (Effective Portion)		Loss Recognized in Other, Net on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing) (1)
(In thousands)	October 3, 2010	September 27, 2009	October 3, 2010	September 27, 2009
Derivatives designated as cash flow hedges:	$—	$(10,625)	$—	$(1,365)

	Nine Months Ended
	Loss Reclassified from OCI to Cost of Revenue (Effective Portion)		Loss Recognized in Other, Net on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing) (1)
(In thousands)	October 3, 2010	September 27, 2009	October 3, 2010	September 27, 2009
Derivatives designated as cash flow hedges:	$(12,478)	$(10,750)	$—	$(3,899)

(1) The amount of loss recognized related to the ineffective portion of derivatives was insignificant.

The following table summarizes the amount of gain (loss) recognized in “Other, net” in the Condensed Consolidated Statement of Operations in the three and nine months ended October 3, 2010 and September 27, 2009:

	Three Months Ended		Nine Months Ended
(In thousands)	October 3, 2010	September 27, 2009	October 3, 2010	September 27, 2009
Derivatives not designated as hedging instruments:	$(28,275)	$(12,648)	$9,115	$(16,634)

Foreign Currency Exchange Risk

Designated Derivatives Hedging Cash Flow Exposure

The Company's subsidiaries have had and will continue to have material cash flows, including revenues and expenses, which are denominated in currencies other than their functional currencies. The Company's cash flow exposure primarily relates to anticipated third party foreign currency revenues and expenses. Changes in exchange rates between the Company's subsidiaries' functional currencies and other currencies in which it transacts will cause fluctuations in margin, cash flows expectations, and cash flows realized or settled. Accordingly, the Company enters into derivative contracts to hedge the value of a portion of these forecasted cash flows and to protect financial performance.

As of October 3, 2010, the Company had designated outstanding hedge option contracts and forward contracts with an aggregate notional value of $241.5 million and $832.4 million, respectively. The maturity dates of the outstanding contracts as of October 3, 2010 range from October 2010 to September 2011. During the third quarter of fiscal 2010 the Company entered into additional designated cash flow hedges to protect certain portions of its anticipated non-functional currency cash flows related to foreign denominated revenues. The Company designates gross revenue or intercompany revenue up to its net

Index

economic exposure. These derivatives have a maturity of one year or less and consist of foreign currency option and forward contracts. The effective portion of these cash flow hedges are reclassified into revenue when third party revenue is recognized in the Condensed Consolidated Statements of Operations.

The Company expects to reclassify substantially all of its net losses related to these option and forward contracts that are included in accumulated other comprehensive loss as of October 3, 2010 to revenue in fiscal 2010 and 2011. Cash flow hedges are tested for effectiveness each period based on changes in the spot rate applicable to the hedge contracts against the present value period to period change in spot rates applicable to the hedged item using regression analysis. The change in the time value of the options as well as the cost of forward points (the difference between forward and spot rates at inception) on forward exchange contracts are excluded from the Company's assessment of hedge effectiveness. The premium paid or time value of an option whose strike price is equal to or greater than the market price on the date of purchase is recorded as an asset in the Condensed Consolidated Balance Sheets. Thereafter, any change to this time value and the cost of forward points is included in “Other, net” in the Condensed Consolidated Statements of Operations.

Non-Designated Derivatives Hedging Cash Flow Exposure

As of January 3, 2010, the Company had non-designated outstanding cash flow hedge option contracts and forward contracts with an aggregate notional value of $228.1 million and $23.8 million, respectively. Prior to November 20, 2009, changes in fair value of the effective portion of hedge contracts were recorded in “Accumulated other comprehensive loss” in “Stockholders' equity” in the Condensed Consolidated Balance Sheets. Amounts deferred in accumulated other comprehensive loss were reclassified to “Cost of revenue” in the Condensed Consolidated Statements of Operations in the periods in which the hedged exposure impacted earnings. The Company discontinued hedge accounting for its cash flow hedges as of November 20, 2009 when it had outstanding cash flow hedge option contracts and forward contracts with an aggregate notional value of $108.4 million and $23.8 million, respectively. The Company reclassified all of its net losses related to these option and forward contracts that were included in “Accumulated other comprehensive loss” as of January 3, 2010 to “Cost of revenue” in the first quarter of fiscal 2010. As of October 3, 2010, the Company had no non-designated outstanding hedge option contracts and forward contracts that were hedging the cash flow exposure.

Non-Designated Derivates Hedging Transaction Exposure

Other derivatives not designated as hedging instruments consist of forward contracts used to hedge remeasurement of foreign currency denominated monetary assets and liabilities primarily for intercompany transactions, receivables from customers, prepayments to suppliers and advances received from customers, and payables to third parties. Changes in exchange rates between the Company's subsidiaries' functional currencies and the currencies in which these assets and liabilities are denominated can create fluctuations in the Company's reported consolidated financial position, results of operations and cash flows. The Company enters into forward contracts, which are originally designated as cash flow hedges, and de-designates them upon recognition of the anticipated transaction to protect resulting non-functional currency monetary assets. These forward contracts as well as additional forward contracts are entered into to hedge foreign currency denominated monetary assets and liabilities against the short-term effects of currency exchange rate fluctuations. The Company records its derivative contracts that are not designated as hedging instruments at fair value with the related gains or losses recorded in “Other, net” in the Condensed Consolidated Statements of Operations. The gains or losses on these contracts are substantially offset by transaction gains or losses on the underlying balances being hedged. As of October 3, 2010 and January 3, 2010, the Company held forward contracts with an aggregate notional value of $25.6 million and $442.6 million, respectively, to hedge balance sheet exposure. These forward contracts have maturities of three month or less.

Credit Risk

The Company's option and forward contracts do not contain any credit-risk-related contingent features. The Company is exposed to credit losses in the event of nonperformance by the counterparties of its option and forward contracts. The Company enters into derivative contracts with high-quality financial institutions and limits the amount of credit exposure to any one single counterparty. In addition, the derivative contracts are limited to a time period of less than one year and the Company continuously evaluates the credit standing of its counterparties.

Note 13. INCOME TAXES

In the three and nine months ended October 3, 2010, the Company's income tax provision of $3.4 million and $19.5 million, respectively, on income from continuing operations before income taxes and equity in earnings of unconsolidated investees of $16.1 million and $25.5 million, respectively, was primarily due to domestic and foreign income in certain jurisdictions, nondeductible amortization of purchased intangible assets, non deductible equity compensation, amortization of

Index

debt discount from convertible debentures, gain on change in equity interest in Woongjin Energy, mark-to-market fair value adjustments, changes in the valuation allowance on deferred tax assets and discrete stock option deductions. In the three and nine months ended September 27, 2009, the Company's income tax provision of $20.0 million and income tax benefit of $4.5 million, respectively, on income of $36.8 million and $12.5 million before income taxes and equity in earnings of unconsolidated investees, respectively, was primarily attributable to domestic and foreign income taxes in certain jurisdictions where the Company's operations were profitable, net of nondeductible amortization of purchased other intangible assets, discrete stock option deductions and the discrete non-cash gain on Purchased Options of $21.2 million. The Company's interim period tax provision or benefit is estimated based on the expected annual worldwide tax rate and takes into account the tax effect of discrete items.

Note 14. NET INCOME PER SHARE OF CLASS A AND CLASS B COMMON STOCK

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

The following is a summary of other outstanding anti-dilutive potential common stock:

	As of
(In thousands)	October 3, 2010	September 27, 2009
Stock options	318	394
Restricted stock units	1,958	1,960

The following table presents the calculation of basic and diluted net income per share:

Index

	Three Months Ended		Nine Months Ended
(In thousands, except per share amounts)	October 3, 2010	September 27, 2009	October 3, 2010	September 27, 2009
Basic net income per share:
Income from continuing operations	$18,546	$19,506	$17,007	$23,978
Less: undistributed earnings allocated to unvested restricted stock awards	(22)	(61)	(29)	(92)
Income from continuing operations available to common stockholders	$18,524	$19,445	$16,978	$23,886

Basic weighted-average common shares	95,840	94,668	95,519	89,764

Basic income per share from continuing operations	$0.19	$0.21	$0.18	$0.27
Basic income per share from discontinued operations	0.02	—	0.10	—
Basic net income per share	$0.21	$0.21	$0.28	$0.27

Diluted net income per share:
Income from continuing operations	$18,546	$19,506	$17,007	$23,978
Add: Interest expense incurred on 4.75% debentures, net of tax	1,666	1,666	—	—
Less: undistributed earnings allocated to unvested restricted stock awards	(22)	(60)	(29)	(91)
Income from continuing operations available to common stockholders	$20,190	$21,112	$16,978	$23,887

Basic weighted-average common shares	95,840	94,668	95,519	89,764
Effect of dilutive securities:
Stock options	861	1,436	1,036	1,612
Restricted stock units	235	215	186	137
4.75% debentures	8,712	8,712	—	—
Diluted weighted-average common shares	105,648	105,031	96,741	91,513

Diluted income per share from continuing operations	$0.19	$0.20	$0.18	$0.26
Diluted income per share from discontinued operations	0.02	—	0.09	—
Diluted net income per share	$0.21	$0.20	$0.27	$0.26

Holders of the Company's 4.75% debentures may convert the debentures into shares of the Company's class A common stock, at the applicable conversion rate, at any time on or prior to maturity (see Note 10). The 4.75% debentures are included in the calculation of diluted net income per share if their inclusion is dilutive under the if-converted method. In the three and nine months ended October 3, 2010, there were 8.7 million and zero, respectively, dilutive potential common shares under the 4.75% debentures. In the three and nine months ended September 27, 2009, there were 8.7 million and zero, respectively, dilutive potential common shares under the 4.75% debentures.

Holders of the Company's 1.25% debentures and 0.75% debentures may, under certain circumstances at their option, convert the debentures into cash and, if applicable, shares of the Company's class A common stock at the applicable conversion rate, at any time on or prior to maturity (see Note 10). The 1.25% debentures and 0.75% debentures are included in the calculation of diluted net income per share if their inclusion is dilutive under the treasury-stock-type method. The Company's average stock price during the nine months ended October 3, 2010 and September 27, 2009 did not exceed the conversion price for the 1.25% debentures and 0.75% debentures. Under the treasury-stock-type method, the Company's 1.25% debentures and 0.75% debentures will generally have a dilutive impact on net income per share if the Company's average stock price for the period exceeds the conversion price for the debentures.

Index

Note 15. STOCK-BASED COMPENSATION

The following table summarizes the consolidated stock-based compensation expense by line item in the Condensed Consolidated Statements of Operations:

	Three Months Ended		Nine Months Ended
(In thousands)	October 3, 2010	September 27, 2009	October 3, 2010	September 27, 2009
Cost of revenue:
Utility and power plants	$2,442	$1,530	$5,265	$4,090
Residential and commercial	1,941	2,772	5,759	5,665
Research and development	1,886	1,736	5,822	4,649
Sales, general and administrative	9,396	7,036	21,218	19,800
Total stock-based compensation expense	$15,665	$13,074	$38,064	$34,204

The following table summarizes the consolidated stock-based compensation expense, by type of awards:

	Three Months Ended		Nine Months Ended
(In thousands)	October 3, 2010	September 27, 2009	October 3, 2010	September 27, 2009
Employee stock options	$550	$1,048	$1,452	$3,346
Restricted stock awards and units	15,115	10,955	37,496	30,470
Shares and options released from re-vesting restrictions	—	—	—	168
Change in stock-based compensation capitalized in inventory	—	1,071	(884)	220
Total stock-based compensation expense	$15,665	$13,074	$38,064	$34,204

Note 16. SEGMENT AND GEOGRAPHICAL INFORMATION

In the second quarter of fiscal 2010, the Company changed its segment reporting from the Components Segment and Systems Segment to the UPP Segment and R&C Segment. The CODM assesses the performance of the UPP Segment and R&C Segment using information about their revenue and gross margin after adding back certain non-cash expenses such as amortization of other intangible assets, stock-based compensation expense and interest expense. In addition, the CODM assesses the performance of the UPP Segment and R&C Segment after adding back the results of discontinued operations to revenue and gross margin. The following tables present revenue by segment, cost of revenue by segment and gross margin by segment, revenue by geography and revenue by significant customer. Revenue is based on the destination of the shipments. Historical results have been recast under the new re-segmentation.

Index

	Three Months Ended		Nine Months Ended
(As a percentage of total revenue)	October 3, 2010	September 27, 2009	October 3, 2010	September 27, 2009
Revenue by geography:
United States	32%	32%	32%	46%
Europe:
Italy	38%	29%	27%	20%
Germany	11%	26%	15%	21%
Other	12%	8%	17%	8%
Rest of world	7%	5%	9%	5%
	100%	100%	100%	100%
Revenue by segment (in thousands):
Utility and power plants (as reviewed by CODM)	$260,979	$195,117	$532,977	$428,668
Revenue earned by discontinued operations	(3,176)	—	(11,081)	—
Utility and power plants	$257,803	$195,117	$521,896	$428,668

Residential and commercial	$292,842	$270,244	$760,261	$547,677

Cost of revenue by segment (in thousands):
Utility and power plants (as reviewed by CODM)	$208,845	$140,656	$412,535	$346,498
Amortization of intangible assets	946	683	2,409	2,049
Stock-based compensation expense	2,442	1,530	5,265	4,090
Non-cash interest expense	293	130	969	974
Utility and power plants	$212,526	$142,999	$421,178	$353,611

Residential and commercial (as reviewed by CODM)	$221,578	$217,406	$575,882	$436,854
Amortization of intangible assets	1,745	2,119	5,994	6,341
Stock-based compensation expense	1,941	2,772	5,759	5,665
Non-cash interest expense	270	235	1,165	1,131
Residential and commercial	$225,534	$222,532	$588,800	$449,991

Gross margin by segment:
Utility and power plants (as reviewed by CODM)	20%	28%	23%	19%
Residential and commercial (as reviewed by CODM)	24%	20%	24%	20%
Utility and power plants	18%	27%	19%	18%
Residential and commercial	23%	18%	23%	18%

		Three Months Ended		Nine Months Ended
(As a percentage of total revenue)		October 3, 2010	September 27, 2009	October 3, 2010	September 27, 2009
Significant Customers:	Business Segment
Etrion Corporation	Utility and power plants	12%	*	*	*
Veronagest SpA	Utility and power plants	10%	*	*	*
SunRay	Utility and power plants	**	15%	**	*
Florida Power & Light Company	Utility and power plants	*	*	*	14%

*     denotes less than 10% during the period

Index

**    SunRay became a wholly-owned subsidiary of the Company on March 26, 2010

Note 17. SUBSEQUENT EVENTS

On October 29, 2010 the Company entered into a revolving credit facility agreement with Union Bank under which it may borrow up to $70.0 million. On October 29, 2010, the Company drew down $70.0 million under the revolving credit facility (see Note 10).

On November 12, 2010, SPML borrowed $50 million under the mortgage loan agreement with IFC (see Note 10).

Index

Item 2.         Management's Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are statements that do not represent historical facts and may be based on underlying assumptions. We use words such as “may,” “will,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential” and “continue” to identify forward-looking statements in this Quarterly Report on Form 10-Q including our plans and expectations regarding future financial results, operating results, business strategies, projected costs, products and utilities projects, competitive positions, management's plans and objectives for future operations, the success of our joint ventures, the sufficiency of our cash and our liquidity, our ability to obtain financing, capital expenditures, outcome of litigation, our exposure to foreign exchange, interest and credit risk, the likelihood of a customer exercising its system put rights, and industry trends. Such forward-looking statements are based on information available to us as of the date of this Quarterly Report on Form 10-Q and involve a number of risks and uncertainties, some beyond our control, that could cause actual results to differ materially from those anticipated by these forward-looking statements. Please see “PART II. OTHER INFORMATION, Item 1A: Risk Factors” and our other filings with the Securities and Exchange Commission, including our Annual Report on Form 10-K for the year ended January 3, 2010, for additional information on risks and uncertainties that could cause actual results to differ. These forward-looking statements should not be relied upon as representing our views as of any subsequent date, and we are under no obligation to, and expressly disclaim any responsibility to, update or alter our forward-looking statements, whether as a result of new information, future events or otherwise.

The following information should be read in conjunction with the Condensed Consolidated Financial Statements and the accompanying Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q. The following information reflects the impact of the restatement of our previously issued condensed consolidated financial statements for the three and nine months ended September 27, 2009. Our fiscal quarters end on the Sunday closest to the end of the applicable calendar quarter. All references to fiscal periods apply to our fiscal quarters or year.

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

We believe our solar cells provide the following benefits compared with conventional solar cells:

•	superior performance, including the ability to generate up to 50% more power per unit area than conventional solar cells;

•	superior aesthetics, with our uniformly black surface design that eliminates highly visible reflective grid lines and metal interconnect ribbons;

•	more kilowatts per pound can be transported using less packaging, resulting in lower distribution costs; and

•	more efficient use of silicon, a key raw material used in the manufacture of solar cells.

The high efficiency and superior aesthetics of our solar power products provide compelling customer benefits. In many situations, we offer a significantly lower area-related cost structure for our customers because our solar panels require a substantially smaller roof or land area than conventional solar technology and half or less of the roof or land area of many commercial solar thin film technologies.

We believe our solar power systems provide the following benefits compared with various competitors' systems:

•	high performance delivered by enhancing energy delivery and financial return through systems technology design;

•	customer service and systems performance delivered using state of the art monitoring, reporting and maintenance management systems;

Index

•	cutting edge systems design to meet customer needs and reduce cost, including non-penetrating, fast roof installation technologies; and

•	channel breadth and flexible delivery capability including turnkey systems.

Our solar power systems are designed to generate electricity over a system life typically exceeding 25 years and are principally designed to be used in large-scale applications with system ratings of typically more than 500 kilowatts. Worldwide, we have more than 650 megawatts of SunPower solar power plant systems operating or under contract. We sell distributed rooftop and ground-mounted solar power systems as well as central-station power plants around the globe. In the United States, distributed solar power systems are typically: (i) rated at more than 500 kilowatts of capacity to provide a supplemental, distributed source of electricity for a customer's facility; as well as (ii) ground mount systems reaching up to 250 megawatts for regulated utilities. In the United States, many customers choose to purchase solar electricity under a power purchase agreement (“PPA”) with a financing company that buys the system from us. In Europe, our products and systems are typically purchased by a financing company and operated as central-station solar power plants. These power plants are rated with capacities of approximately one to thirty megawatts, and generate electricity for sale under tariff to private and public utilities.

Unit of Power

When referring to our facilities' manufacturing capacity, the unit of electricity in watts for kilowatts (“KW”), megawatts (“MW”) and gigawatts (“GW”) is direct current (“dc”). When referring to our solar power systems, the unit of electricity in watts for KW, MW and GW is alternating current (“ac”).

Discontinued Operations

In connection with our acquisition of SunRay Malta Holdings Limited (“SunRay”) on March 26, 2010, we acquired a SunRay project company, Cassiopea PV S.r.l (“Cassiopea”), operating a previously completed 20 MWac solar power plant in Montalto di Castro, Italy. In the period in which an asset of our Company is classified as held-for-sale, we are required to present the related assets, liabilities and results of operations associated with that asset as discontinued operations. On August 5, 2010, we sold Cassiopea, including all related assets and liabilities. Cassiopea's results of operations for the three and nine months ended October 3, 2010 are classified as “Income from discontinued operations, net of taxes” in our Condensed Consolidated Statements of Operations. Unless otherwise stated, the discussion below pertains to our continuing operations. See Note 3 of Notes to our Condensed Consolidated Financial Statements.

Business Segments Overview

On January 25, 2010, we announced that we planned to establish a profit and loss organizational structure to better align our sales, construction, engineering and customer service teams based on end-customer segments rather than sales channels. In the second quarter of fiscal 2010, we changed our segment reporting from our Components Segment and Systems Segment to our Utility and Power Plants (“UPP”) Segment and Residential and Commercial (“R&C”) Segment. Historically, Components Segment sales were generally solar cells and solar panels sold to a third-party dealer or original equipment manufacturer (“OEM”) who would re-sell the product to the eventual customer, while Systems Segment sales were generally complete turn-key offerings sold directly to the end customer. Under the new segmentation, our UPP Segment refers to our large-scale solar products and systems business, which includes power plant project development and project sales, turn-key engineering, procurement and construction (“EPC”) services for power plant construction, and power plant operations and maintenance (“O&M”) services. The UPP Segment also makes components sales, which includes large volume sales of solar panels and mounting systems to third parties, often on a multi-year, firm commitment basis, and is a reflection of the growing demand of our utility and other large-scale industrial solar equipment customers. Our R&C Segment focuses on solar equipment sales into the residential and small commercial market through our third-party global dealer network, as well as direct sales and EPC and O&M services installing rooftop and ground-mounted solar systems for the commercial and public sectors. Our President and Chief Executive Officer, as the chief operating decision maker (“CODM”), has organized our Company and manages resource allocations and measures performance of our Company's activities between these two segments.

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

As a result of the investigation, the Audit Committee concluded that certain unsubstantiated accounting entries were

Index

made at the direction of the Philippines-based finance personnel in order to report results for manufacturing operations that would be consistent with internal expense projections. The entries generally resulted in an understatement of our Company's cost of goods sold (referred to as “Cost of revenue” in our Condensed Consolidated Statements of Operations). The Audit Committee concluded that the efforts were not directed at achieving our Company's overall financial results or financial analysts' projections of our Company's financial results. The Audit Committee also determined that these accounting issues were confined to the accounting function in the Philippines. Finally, the Audit Committee concluded that executive management neither directed nor encouraged, nor was aware of, these activities and was not provided with accurate information concerning the unsubstantiated entries. In addition to the unsubstantiated entries, during the Audit Committee investigation various accounting errors were discovered by the investigation and by management.

The nature and effect of the restatements resulting from the Audit Committee's independent investigation, including the impact to the previously issued interim condensed consolidated financial statements, were provided in our Company's Annual Report on Form 10-K for the year ended January 3, 2010. Prior year reports on Form 10-Q were restated and filed on May 3, 2010 by submission of Forms 10-Q/A. The amounts presented in this Form 10-Q reflect the restatements filed in these amendments. For additional information regarding our Company's disclosure controls and procedures see Part I - “Item 4: Controls and Procedures” in our Company's Quarterly Report on Form 10-Q for the quarter ended October 3, 2010.

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

Results of Operations for the Three and Nine Months Ended October 3, 2010 and September 27, 2009

Revenue

	Three Months Ended		Nine Months Ended
(In thousands)	October 3, 2010	September 27, 2009	October 3, 2010	September 27, 2009
Utility and power plants	$257,803	$195,117	$521,896	$428,668
Residential and commercial	292,842	270,244	760,261	547,677
Total revenue	$550,645	$465,361	$1,282,157	$976,345

Total Revenue:  During the three and nine months ended October 3, 2010, total revenue of $550.6 million and $1,282.2 million, respectively, represented an increase of 18% and 31%, respectively, from total revenue reported in each of the comparable periods of fiscal 2009. The increase in total revenue during the three and nine months ended October 3, 2010 compared to the same periods in fiscal 2009 is attributable to revenue related to large scale projects completed or under construction and growing demand for our solar power products in the residential and commercial markets.

Sales outside the United States represented 68% of total revenue for each of the three and nine months ended October 3, 2010, as compared to 68% and 54% of total revenue for the three and nine months ended September 27, 2009, respectively. The shift in revenue by geography in the nine months ended October 3, 2010 as compared to revenue reported in the comparable period of fiscal 2009 is due to multiple large scale projects completed or under construction in Italy during the three and nine months ended October 3, 2010.

Concentrations: We had two and zero customers that accounted for 10 percent or more of total revenue in the three and nine months ended October 3, 2010, respectively. We had one customer that accounted for 10 percent or more of total revenue in each of the three and nine months ended September 27, 2009.

Index

		Three Months Ended		Nine Months Ended
(As a percentage of total revenue)		October 3, 2010	September 27, 2009	October 3, 2010	September 27, 2009
Significant Customer:	Business Segment
Etrion Corporation ("Etrion")	Utility and power plants	12%	*	*	*
Veronagest SpA	Utility and power plants	10%	*	*	*
SunRay	Utility and power plants	**	15%	**	*
Florida Power & Light Company ("FPL")	Utility and power plants	*	*	*	14%

*     denotes less than 10% during the period
**    SunRay became a wholly-owned subsidiary of our Company on March 26, 2010

UPP Revenue: UPP revenue for the three and nine months ended October 3, 2010 was $257.8 million and $521.9 million, respectively, which accounted for 47% and 41%, respectively, of total revenue. UPP revenue for the three and nine months ended September 27, 2009 was $195.1 million and $428.7 million, respectively, which accounted for 42% and 44%, respectively, of total revenue. During the three and nine months ended October 3, 2010, UPP revenue increased 32% and 22%, respectively, as compared to revenue reported in each of the comparable periods of fiscal 2009 primarily due to revenue related to large scale projects completed or under construction in Italy.

In the third quarter of fiscal 2010, our UPP Segment began providing solar technology to a customer under a large five-year supply contract. In addition, our UPP Segment completed the sale of an 8 MWac solar power plant in Montalto di Castro, Italy, to Etrion, as well as recognized revenue under the percentage-of-completion method for seven solar power plants totaling 16.5 MWac in the Sicily region of Italy being constructed for Veronagest SpA and a 17 MWac solar power plant being constructed in Colorado for another customer.

In the third quarter of fiscal 2009, our UPP Segment recognized revenue from the ongoing construction of a 20 MWac solar power plant for SunRay in Montalto di Castro, Italy prior to our acquisition of that company. In addition, our UPP Segment completed the construction of a 25 MWac solar power plant for FPL in Desoto County, Florida and began the construction of a 10 MWac solar power plant for FPL at the Kennedy Space Center in Florida.

Revenue in our UPP Segment is susceptible to large fluctuations from quarter to quarter. Our UPP Segment is dependent on large scale projects and often a single project can account for a material portion of total revenue in a given quarter. In some cases, a delayed sale of a project could require us to recognize a gain on the sale of assets instead of recognizing revenue.
In general, a sale is consummated upon the execution of an agreement documenting the terms of the sale and a minimum initial payment by the buyer to substantiate the transfer of risk to the buyer. This may result in our deferral of revenue recognition during construction, even if a sale was consummated, until the buyer's initial investment payment is received, at which time revenue would be recognized on a percentage-of-completion basis as work is completed.

R&C Revenue:  R&C revenue for the three and nine months ended October 3, 2010 was $292.8 million and $760.3 million, respectively, or 53% and 59%, respectively, of total revenue. R&C revenue for the three and nine months ended September 27, 2009 was $270.2 million and $547.7 million, respectively, or 58% and 56%, respectively, of total revenue. During the three and nine months ended October 3, 2010, R&C revenue increased 8% and 39%, respectively, as compared to revenue reported in each of the comparable periods of fiscal 2009 primarily due to growing demand for our solar power products in the residential and commercial markets.

During the three and nine months ended October 3, 2010, R&C revenue was primary driven by demand in Germany, Italy and the United States, particularly in California and New Jersey, due to federal, state and local government incentives and strong demand in the residential and small commercial roof-top markets through our third-party global dealer network in both Europe and the United States. In addition, the R&C Segment began construction on several large commercial projects in New Jersey.

During the three and nine months ended September 27, 2009, R&C revenue was primary driven by demand in Germany, Italy and the United States, particularly in California, due to federal, state and local government incentives and strong demand in the residential and small commercial roof-top markets through our third-party global dealer network in both Europe and the United States. In addition, the R&C Segment began the construction of an 8 MWac solar power plant in Chicago, Illinois.

Index

Cost of Revenue

Details to cost of revenue by segment:

	Three Months Ended
	UPP		R&C		Consolidated
(Dollars in thousands)	October 3, 2010	September 27, 2009	October 3, 2010	September 27, 2009	October 3, 2010	September 27, 2009
Amortization of other intangible assets	$946	$683	$1,745	$2,119	$2,691	$2,802
Stock-based compensation	2,442	1,530	1,941	2,772	4,383	4,302
Non-cash interest expense	293	130	270	235	563	365
Materials and other cost of revenue	208,845	140,656	221,578	217,406	430,423	358,062
Total cost of revenue	$212,526	$142,999	$225,534	$222,532	$438,060	$365,531
Total cost of revenue as a percentage of revenue	82%	73%	77%	82%	80%	79%
Total gross margin percentage	18%	27%	23%	18%	20%	21%

	Nine Months Ended
	UPP		R&C		Consolidated
(Dollars in thousands)	October 3, 2010	September 27, 2009	October 3, 2010	September 27, 2009	October 3, 2010	September 27, 2009
Amortization of other intangible assets	$2,409	$2,049	$5,994	$6,341	$8,403	$8,390
Stock-based compensation	5,265	4,090	5,759	5,665	11,024	9,755
Non-cash interest expense	969	974	1,165	1,131	2,134	2,105
Materials and other cost of revenue	412,535	346,498	575,882	436,854	988,417	783,352
Total cost of revenue	$421,178	$353,611	$588,800	$449,991	$1,009,978	$803,602
Total cost of revenue as a percentage of revenue	81%	82%	77%	82%	79%	82%
Total gross margin percentage	19%	18%	23%	18%	21%	18%

Total Cost of Revenue includes: (i) cost of raw materials to manufacture solar cells and assemble solar panels; (ii) labor associated with the manufacturing of solar cells and solar panels; (iii) manufacturing overhead which includes plant and equipment depreciation as well as equipment maintenance and facility-related expenses; (iv) provisions for warranty reserves; (v) balance of system costs which includes mounting systems and inverters; and (vi) other project costs, including project management, engineering, development and construction costs.

In the three and nine months ended October 3, 2010, our two solar cell manufacturing facilities produced 152.1 MWdc and 425.4 MWdc, respectively. During the three and nine months ended September 27, 2009, our two solar cell manufacturing facilities produced 109.9 MWdc and 267.2 MWdc, respectively. Our manufacturing cost per watt decreased in the three and nine months ended October 3, 2010 as compared to the same periods of fiscal 2009 due to lower material cost and better material utilization as well as higher volume, resulting in increased economies of scale in production.

During the three and nine months ended October 3, 2010, total cost of revenue was $438.1 million and $1,010.0 million, respectively, which represented increases of 20% and 26%, respectively, compared to the total cost of revenue reported in the comparable periods of fiscal 2009. The increase in total cost of revenue corresponds with the increase of 18% and 31% in total revenue during the three and nine months ended October 3, 2010, respectively, compared to the same periods in fiscal 2009. As a percentage of total revenue, total cost of revenue increased to 80% in the three months ended October 3, 2010 as compared to 79% in the three months ended September 27, 2009 and decreased to 79% in the nine months ended October 3, 2010 as

Index

compared to 82% in the nine months ended September 27, 2009. The increase in total cost of revenue as a percentage of total revenue in the three months ended October 3, 2010 as compared to the three months ended September 27, 2009 is primarily due to project costs related to systems being built in Italy and Colorado, partially offset by reduced charges for inventory write-downs related to declining average selling prices of third-party solar panels of $0.3 million and $3.4 million, respectively. The decrease in total cost of revenue as a percentage of total revenue in the nine months ended October 3, 2010 as compared to the nine months ended September 27, 2009 is reflective of: (i) reduced charges for inventory write-downs related to declining average selling prices of third-party solar panels of $0.7 million and $8.2 million, respectively; (ii) the reduction in large commercial balance of systems costs; and (iii) improvements attributable to continued manufacturing scale and reductions in our manufacturing cost per watt described above. Inventory written-down in fiscal 2009 that were sold in the first three quarters of fiscal 2010 improved our gross margin by an immaterial amount in the three and nine months ended October 3, 2010.

UPP Gross Margin: Gross margin was $45.3 million and $100.7 million for the three and nine months ended October 3, 2010, respectively, or 18% and 19%, respectively, of UPP revenue. Gross margin was $52.1 million and $75.1 million for the three and nine months ended September 27, 2009, respectively, or 27% and 18%, respectively, of UPP revenue. UPP gross margin for the three months ended October 3, 2010 primarily decreased due to a smaller proportion of components sales, which typically have a higher gross margin percentage than our utility projects, combined with lower gross margins on certain international EPC projects that were recognized during the period. UPP gross margin for the nine months ended October 3, 2010 primarily increased due to a greater proportion of components sales in the first half of fiscal 2010 which typically have a higher gross margin percentage than our utility projects as well as reduced charges for inventory write-downs and subsequent sales of aged third-party solar panels in the three and nine months ended October 3, 2010 as compared to the same periods in fiscal 2009.

R&C Gross Margin: Gross margin was $67.3 million and $171.5 million for the three and nine months ended October 3, 2010, respectively, or 23% each of R&C revenue. Gross margin was $47.7 million and $97.7 million for the three and nine months ended September 27, 2009, respectively, or 18% each of R&C revenue. Gross margin increased primarily due to: (i) the reduction in large commercial balance of systems costs; and (ii) improvements attributable to continued manufacturing scale and reductions in our manufacturing cost per watt described above, partially offset by the reduction in average selling prices of our solar power products.

Research and Development

	Three Months Ended		Nine Months Ended
(Dollars in thousands)	October 3, 2010	September 27, 2009	October 3, 2010	September 27, 2009
Stock-based compensation	$1,886	$1,736	$5,822	$4,649
Other research and development	11,496	6,514	29,173	18,418
Total research and development	$13,382	$8,250	$34,995	$23,067
Total research and development as a percentage of revenue	2%	2%	3%	2%

During the three and nine months ended October 3, 2010, research and development expense was $13.4 million and $35.0 million, respectively, which represents increases of 62% and 52%, respectively, from research and development expense reported in the comparable periods of fiscal 2009. The increase in spending during the three and nine months ended October 3, 2010 as compared to the same periods in fiscal 2009 resulted primarily from: (i) personnel costs as a result of an increase in headcount; (ii) costs related to the improvement of our current generation solar cell manufacturing technology, development of our third generation of solar cells, development of next generation solar panels, development of next generation trackers and rooftop systems, and development of systems performance monitoring products; and (iii) less grants and cost reimbursements received from various government entities in the United States of $1.3 million and $5.2 million in the three and nine months ended October 3, 2010, respectively, compared to $3.8 million and $6.1 million in the three and nine months ended September 27, 2009, respectively.

In fiscal 2007 through the third quarter of fiscal 2010 we benefited from a Solar America Initiative research and development agreement with the United States Department of Energy in which we have been awarded $24.1 million through October 3, 2010. Payments received under this contract offset our research and development expense by $5.2 million in the nine months ended October 3, 2010 as compared to $8.9 million, $7.0 million and $3.0 million in fiscal 2009, 2008 and 2007, respectively. The award was fully funded by the end of the third quarter of fiscal 2010.

Index

Sales, General and Administrative

	Three Months Ended		Nine Months Ended
(Dollars in thousands)	October 3, 2010	September 27, 2009	October 3, 2010	September 27, 2009
Amortization of other intangible assets	$8,887	$1,344	$19,636	$3,906
Stock-based compensation	9,396	7,036	21,218	19,800
Amortization of promissory notes	6,022	—	8,941	—
Other sales, general and administrative	66,710	36,952	183,876	106,805
Total sales, general and administrative	$91,015	$45,332	$233,671	$130,511
Total sales, general and administrative as a percentage of revenue	17%	10%	18%	13%

During the three and nine months ended October 3, 2010, sales, general and administrative (“SG&A”) expense was $91.0 million and $233.7 million, respectively, which represents increases of 101% and 79%, respectively, from SG&A expense reported in the comparable periods of fiscal 2009. The increase in SG&A expense during the three and nine months ended October 3, 2010 as compared to the same periods in fiscal 2009 resulted primarily from: (i) SunRay's operating and development expenses being consolidated into our financial results from March 26, 2010 through October 3, 2010; (ii) higher amortization of other intangible assets related to project assets acquired from SunRay; (iii) SunRay acquisition-related costs and integration-related costs such as legal, accounting, valuation and other professional services; (iv) sales and marketing spending to expand our third-party global dealer network and global branding initiatives; and (v) $4.4 million of expenses incurred in the first quarter of fiscal 2010 associated with our Audit Committee independent investigation of certain accounting entries primarily related to cost of goods sold by our Philippines operations.

Other Income (Expense), Net

	Three Months Ended		Nine Months Ended
(Dollars in thousands)	October 3, 2010	September 27, 2009	October 3, 2010	September 27, 2009
Interest income	$742	$—	$1,294	$1,949
Total interest income as a percentage of revenue	—%	—%	—%	—%
Non-cash interest expense	$(5,844)	$(5,023)	$(20,041)	$(14,604)
Other interest expense	(8,924)	(4,969)	(24,977)	(11,422)
Total interest expense	$(14,768)	$(9,992)	$(45,018)	$(26,026)
Total interest expense as a percentage of revenue	3%	2%	4%	3%
Gain on deconsolidation of consolidated subsidiary	$36,849	$—	$36,849	$—
Total gain on deconsolidation of consolidated subsidiary as a percentage of revenue	7%	—%	3%	—%
Gain on change in equity interest in unconsolidated investee	$—	$—	$28,348	$—
Total gain on change in equity interest in unconsolidated investee as a percentage of revenue	—%	—%	2%	—%
Gain (loss) on mark-to-market derivatives	$(2,967)	$—	$28,885	$21,193
Total gain (loss) on mark-to-mark derivatives as a percentage of revenue	1%	—%	2%	2%
Other, net	$(11,947)	$585	$(28,344)	$(3,765)
Total other, net as a percentage of revenue	2%	—%	2%	—%

Interest income represents interest income earned on our cash, cash equivalents, restricted cash, restricted cash equivalents and available-for-sale securities. The decrease in interest income in the three and nine months ended October 3, 2010 as compared to the same periods in fiscal 2009 resulted from lower interest rates earned on cash holdings.

Index

Interest expense during the three and nine months ended October 3, 2010 primarily relates to debt under our senior convertible debentures and fees for our outstanding letters of credit with Deutsche Bank AG New York Branch (“Deutsche Bank”). Interest expense during the three and nine months ended September 27, 2009 relates to borrowings under our senior convertible debentures, SunPower Malaysia Manufacturing Sdn. Bhd.'s ("SPMY") facility agreement with the Malaysian Government, the term loan with Union Bank, N.A. (“Union Bank”) and customer advance payments. The increase in interest expense of 48% and 73% in the three and nine months ended October 3, 2010, respectively, as compared to the same periods in fiscal 2009 is due to: (i) additional indebtedness related to our $250.0 million in principal amount of 4.50% senior cash convertible debentures (“4.50% debentures”) issued in April 2010; and (ii) fees for our outstanding letters of credit with Deutsche Bank.

In June 2009, the Financial Accounting Standards Board (“FASB”) issued accounting guidance that changed how companies account for share lending arrangements that were executed in connection with convertible debt offerings or other financings. The new accounting guidance requires all such share lending arrangements to be valued and amortized as interest expense in the same manner as debt issuance costs. As a result of the new accounting guidance, existing share lending arrangements relating to our class A common stock are required to be measured at fair value and amortized as interest expense in our Condensed Consolidated Financial Statements. In addition, in the event that counterparty default under the share lending arrangement becomes probable, we are required to recognize an expense in our Condensed Consolidated Statement of Operations equal to the then fair value of the unreturned loaned shares, net of any probable recoveries. We adopted the new accounting guidance effective January 4, 2010, the start of our fiscal year, and applied it retrospectively to all prior periods as required by the guidance.

We have two historical share lending arrangements subject to the new guidance. In connection with the issuance of our 1.25% senior convertible debentures (“1.25% debentures”) and 0.75% senior convertible debentures (“0.75% debentures”), we loaned 2.9 million shares of our class A common stock to Lehman Brothers International (Europe) Limited (“LBIE”) and 1.8 million shares of our class A common stock to Credit Suisse International (“CSI”) under share lending arrangements. Application of the new accounting guidance resulted in higher non-cash amortization of imputed share lending costs in the current and prior periods, as well as a significant non-cash loss resulting from Lehman Brothers Holding Inc. (“Lehman”) filing of a petition for protection under Chapter 11 of the U.S. bankruptcy code on September 15, 2008, and LBIE commencing administration proceedings (analogous to bankruptcy) in the United Kingdom. The then fair value of the 2.9 million shares of the our class A common stock loaned and unreturned by LBIE is $213.4 million, which was expensed retrospectively in the third quarter of fiscal 2008. See Notes 1 and 10 of Notes to our Condensed Consolidated Financial Statements.

On July 5, 2010, we closed our joint venture transaction with AU Optronics Singapore Pte. Ltd. ("AUO"). Under the joint venture agreement our equity interest in SPMY, formerly a wholly-owned subsidiary, was reduced to 50% and the entity was renamed AUO SunPower Sdn. Bhd. (“AUOSP”). As a result of the shared power arrangement we deconsolidated AUOSP and account for our direct investment under the equity method of accounting. We recognized a non-cash gain of $36.8 million as a result of the deconsolidation of AUOSP in the third quarter of fiscal 2010 in our Condensed Consolidated Statement of Operations. For additional details see Note 9 of Notes to our Consolidated Financial Statements.

On June 30, 2010, Woongjin Energy Co., Ltd. (“Woongjin Energy”) completed its initial public offering (“IPO”) and the sale of 15.9 million new shares of common stock. We did not participate in this common stock issuance by Woongjin Energy. As a result of the new common stock issuance by Woongjin Energy in its IPO, our percentage equity interest in Woongjin Energy decreased from 42.1% to 31.3% of its issued and outstanding shares of common stock. In connection with the IPO, we recognized a non-cash gain of $28.3 million in the second quarter of fiscal 2010 in our Condensed Consolidated Statement of Operations as a result of our equity interest in Woongjin Energy being diluted. For additional details see Note 9 of Notes to our Consolidated Financial Statements.

The $3.0 million net loss and $28.9 million net gain on mark-to-market derivatives during the three and nine months ended October 3, 2010, respectively, relates to the change in fair value of the following derivative instruments associated with the 4.50% debentures: (i) the embedded cash conversion option; (ii) over-allotment option; (iii) bond hedge transaction; and (iv) warrant transaction. The changes in fair value of these derivatives are reported in our Condensed Consolidated Statement of Operations until such transactions settle or expire. The over-allotment option derivative settled on April 5, 2010 when the initial purchasers of the 4.50% debentures exercised the $30.0 million over-allotment option in full. The bond hedge and warrant transactions are meant to reduce our exposure to potential cash payments associated with the embedded cash conversion option. For additional details see Note 10 of Notes to our Consolidated Financial Statements.

The $21.2 million non-cash gain on mark-to-market derivatives during the nine months ended September 27, 2009 relates to the change in fair value of certain convertible debenture hedge transactions (the “Purchased Options”) associated with

Index

the issuance of our 4.75% senior convertible debentures (“4.75% debentures”) intended to reduce the potential dilution that would occur upon conversion of the debentures. The Purchased Options, which are indexed to our class A common stock, were deemed to be mark-to-market derivatives during the one-day period in which the over-allotment option in favor of the 4.75% debenture underwriters was unexercised. For additional details see Note 10 of Notes to our Consolidated Financial Statements.

The following table summarizes the components of other, net:

	Three Months Ended		Nine Months Ended
(Dollars in thousands)	October 3, 2010	September 27, 2009	October 3, 2010	September 27, 2009
Gain (loss) on derivatives and foreign exchange	$(12,316)	$696	$(29,930)	$(1,852)
Gain on sale (impairment) of investments	—	(190)	1,572	(1,997)
Other income (expense), net	369	79	14	84
Total other, net	$(11,947)	$585	$(28,344)	$(3,765)

Other, net was comprised of expenses totaling $11.9 million and $28.3 million during the three and nine months ended October 3, 2010, respectively, consisting primarily of: (i) losses totaling $11.3 million and $20.9 million, respectively, from expensing the time value of option contracts and forward points on forward exchange contracts; and (ii) losses totaling $1.0 million and $9.0 million, respectively, on foreign currency derivatives and foreign exchange largely due to the volatility in the current markets. These expenses during the three and nine months ended October 3, 2010 were partially offset by a $1.6 million gain on distributions from the Reserve Primary Fund in the first quarter of fiscal 2010.

Other, net was comprised of $0.6 million of income and $3.8 million of expenses during the three and nine months ended September 27, 2009, respectively, consisting primarily of $0.7 million of gains and $1.9 million of losses, respectively, on foreign currency derivatives and changes in foreign exchange rates largely due to the volatility in the currency markets as well as impairment charges of $0.2 million and $2.0 million, respectively, for certain money market funds and auction rate securities.

Income Taxes

	Three Months Ended		Nine Months Ended
(Dollars in thousands)	October 3, 2010	September 27, 2009	October 3, 2010	September 27, 2009
Benefit from (provision for) income taxes	$(3,376)	$(19,962)	$(19,493)	$4,457
Total benefit from (provision for) income taxes as a percentage of revenue	1%	4%	2%	—%

In the three and nine months ended October 3, 2010, our income tax provision of $3.4 million and $19.5 million, respectively, on income from continuing operations before income taxes and equity in earnings of unconsolidated investees of $16.1 million and $25.5 million, respectively, was primarily due to domestic and foreign income in certain jurisdictions, nondeductible amortization of purchased intangible assets, non deductible equity compensation, amortization of debt discount from convertible debentures, gain on change in equity interest in Woongjin Energy, mark-to-market fair value adjustments, changes in the valuation allowance on deferred tax assets, and discrete stock option deductions. In the three and nine months ended September 27, 2009, our income tax provision of $20.0 million and income tax benefit of $4.5 million, respectively, on income of $36.8 million and $12.5 million before income taxes and equity in earnings of unconsolidated investees, respectively, was primarily attributable to domestic and foreign income taxes in certain jurisdictions where our operations are profitable, net of nondeductible amortization of purchased other intangible assets, discrete stock option deductions and the discrete non-cash gain on Purchased Options of $21.2 million.

A significant amount of our total revenue is generated from customers located outside of the United States, and a substantial portion of our assets and employees are located outside of the United States. United States income taxes and foreign withholding taxes have not been provided on the undistributed earnings of our non United States subsidiaries as such earnings are intended to be indefinitely reinvested in operations outside the United States to extent that such earnings have not been currently or previously subjected to taxation of the United States.

We record a valuation allowance against deferred tax assets when management cannot conclude that it is more likely

Index

than not that a portion or all of the deferred assets are recoverable. Based on the absence of sufficient positive objective evidence, management is unable to assert that it is more likely than not that we will generate sufficient taxable income to realize these remaining net deferred tax assets. Should we continue to project certain levels of profitability, we may be in a position to reverse the valuation allowance in the future.

Equity in earnings of unconsolidated investees

	Three Months Ended		Nine Months Ended
(Dollars in thousands)	October 3, 2010	September 27, 2009	October 3, 2010	September 27, 2009
Equity in earnings of unconsolidated investees	$5,825	$2,627	$10,973	$7,005
As a percentage of revenue	1%	1%	1%	1%

During the three and nine months ended October 3, 2010, our equity in earnings of unconsolidated investees were gains of $5.8 million and $11.0 million, respectively, as compared to $2.6 million and $7.0 million in the three and nine months ended September 27, 2009, respectively. Our share of Woongjin Energy's income totaled $5.7 million and $10.5 million in the three and nine months ended October 3, 2010, respectively, as compared to $2.6 million and $7.1 million in the three and nine months ended September 27, 2009, respectively. Our share of First Philec Solar Corporation's (“First Philec Solar”) income totaled $0.1 million and $0.4 million in the three and nine months ended October 3, 2010, respectively, as compared to income of zero and losses totaling $0.1 million in the three and nine months ended September 27, 2009, respectively, primarily due to increases in production since First Philec Solar became operational in the second quarter of fiscal 2008.

On July 5, 2010, the first day of the third quarter in fiscal 2010, we deconsolidated our investment in AUOSP and account for such investment using the equity method of accounting. We will account for our share of AUOSP's net income or loss for the three months ended October 3, 2010 during the fourth quarter of fiscal 2010 due to a quarterly lag in reporting. For additional details see Note 9 of Notes to our Consolidated Financial Statements.

Income from discontinued operations, net of taxes

	Three Months Ended		Nine Months Ended
(Dollars in thousands)	October 3, 2010	September 27, 2009	October 3, 2010	September 27, 2009
Income from discontinued operations, net of taxes	$1,570	$—	$9,466	$—
As a percentage of revenue	—%	—%	1%	—%

In connection with our acquisition of SunRay on March 26, 2010, we acquired a SunRay project company, Cassiopea, operating a previously completed 20 MWac solar power plant in Montalto di Castro, Italy. In the period in which an asset of our Company is classified as held-for-sale, we are required to present the related assets, liabilities and results of operations associated with that asset as discontinued operations. In the third quarter of fiscal 2010, we recognized a gain of $7.9 million for the sale of Cassiopea on August 5, 2010. Cassiopea's results of operations for the three and nine months ended October 3, 2010 were classified as “Income from discontinued operations, net of taxes” in our Condensed Consolidated Statements of Operations. Cassiopea is the first of two phases of the solar power park being built in Montalto di Castro, Italy. Future delayed dispositions of projects could require us to recognize similar gains on the sale of assets instead of recognizing revenue. For additional details see Note 3 of Notes to our Consolidated Financial Statements.

Liquidity and Capital Resources

Cash Flows

A summary of the sources and uses of cash and cash equivalents is as follows:

Index

	Nine Months Ended
(In thousands)	October 3, 2010	September 27, 2009
Net cash provided by (used in) operating activities of continuing operations	$(73,890)	$37,227
Net cash used in investing activities of continuing operations	(322,469)	(257,284)
Net cash provided by financing activities of continuing operations	21,933	484,390

Operating Activities

Net cash used in operating activities of continuing operations of $73.9 million in the nine months ended October 3, 2010 was primarily the result of: (i) increases in inventories and project assets of $84.2 million and $146.3 million, respectively, for construction of future and current projects in Italy; (ii) increases in costs and estimated earnings in excess of billings of $80.7 million related to contractual timing of system project billings; as well as (iii) other changes in operating assets and liabilities of $67.6 million, partially offset by an increase in accounts payable and other accrued liabilities of $219.1 million. In addition, net cash used in operating activities of continuing operations resulted from a $1.6 million gain on money market fund distributions and non-cash income of $105.1 million related to our equity share in earnings of joint ventures, gain on deconsolidation of AUOSP, gain on change in equity interest in Woongjin Energy and a net gain on mark-to-market derivatives, offset by income from continuing operations of $17.0 million plus non-cash charges totaling $175.5 million for depreciation, amortization, stock-based compensation and non-cash interest expense.

Net cash provided by operating activities of $37.2 million in the nine months ended September 27, 2009 reflects our focus on working capital management and was primarily the result of net income of $24.0 million, plus non-cash charges totaling $128.0 million for depreciation, amortization, impairment of investments, stock-based compensation and non-cash interest expense, less non-cash income of $28.2 million related to a gain on Purchased Options and our equity share in earnings of joint ventures, as well as decreases in advances to suppliers of $25.2 million and inventories of $27.8 million due to improved inventory turns under management’s demand-driven manufacturing model. The increase was partially offset by an increase in accounts receivable of $43.3 million and costs and estimated earnings in excess of billings of $42.0 million related to contractual timing of system project billings, as well as other changes in operating assets and liabilities of $54.2 million.

Investing Activities

Net cash used in investing activities of continuing operations in the nine months ended October 3, 2010 was $322.5 million, of which: (i) $104.6 million relates to capital expenditures primarily associated with the continued construction of our third solar cell manufacturing facility (“FAB3”) in Malaysia prior to deconsolidation on July 5, 2010; (ii) $272.7 million in cash was paid for the acquisition of SunRay, net of cash acquired; (iii) $12.9 million relates to cash of AUOSP that was deconsolidated on July 5, 2010; and (iv) $3.8 million relates to cash paid for investments in AUOSP and non-public companies. Cash used in investing activities was partially offset by: (i) $64.7 million of decreases in restricted cash and cash equivalents primarily due to the deconsolidation of AUOSP and the repayment of the Piraeus Bank loan; (ii) $5.3 million in proceeds received from the sale of equipment to a third-party subcontractor; and (iii) $1.6 million on money market fund distributions.

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

Financing Activities

Net cash provided by financing activities of continuing operations in the nine months ended October 3, 2010 was $21.9 million and reflects cash received of: (i) $230.5 million in net proceeds from the issuance of $250.0 million in principal amount of our 4.50% debentures, after reflecting the payment of the net cost of the call spread overlay; (ii) $0.8 million in excess tax benefits from stock-based award activity; and (iii) $0.7 million from stock option exercises. Cash received in the nine months ended October 3, 2010 was partially offset by: (i) cash paid of $30.0 million to Union Bank to terminate our $30.0 million term loan; (ii) repayment of $33.6 million to Piraeus Bank to terminate our current account overdraft agreement in Greece; (iii) repurchase of $143.8 million in principal amount of our 0.75% debentures; and (iv) $2.5 million for treasury stock purchases that were used to pay withholding taxes on vested restricted stock.

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

Debt and Credit Sources

Convertible Debentures

On April 1, 2010, we issued $220.0 million in principal amount of our 4.50% debentures and received net proceeds of $214.9 million, before payment of the net cost of the bond hedge and warrant transactions of $12.1 million. On April 5, 2010, the initial purchasers of the 4.50% debentures exercised the $30.0 million over-allotment option in full and we received net proceeds of $29.3 million, before payment of the net cost of the bond hedge and warrant transactions of $1.6 million. Interest on the 4.50% debentures is payable on March 15 and September 15 of each year, which commenced September 15, 2010. The 4.50% debentures mature on March 15, 2015. The 4.50% debentures are convertible only into cash, and not into shares of our class A common stock (or any other securities). Prior to December 15, 2014, the 4.50% debentures are convertible only upon specified events and, thereafter, they will be convertible at any time, based on an initial conversion price of $22.53 per share of our class A common stock. The conversion price will be subject to adjustment in certain events, such as distributions of dividends or stock splits. Upon conversion, we will deliver an amount of cash calculated by reference to the price of our class A common stock over the applicable observation period. The 4.50% debentures will not be convertible, in accordance with the provisions of the debenture agreement, until the first quarter of fiscal 2011. We may not redeem the 4.50% debentures prior to maturity. Holders may also require us to repurchase all or a portion of their 4.50% debentures upon a fundamental change, as defined in the debenture agreement, at a cash repurchase price equal to 100% of the principal amount plus accrued and unpaid interest. In the event of certain events of default, such as our failure to make certain payments or perform or observe certain obligations there-under, Wells Fargo Bank, N.A. (“Wells Fargo”), the trustee, or holders of a specified amount of then-outstanding 4.50% debentures will have the right to declare all amounts then outstanding due and payable. For additional details see Note 10 of Notes to our Condensed Consolidated Financial Statements.

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

In February 2007, we issued $200.0 million in principal amount of our 1.25% debentures and received net proceeds of $194.0 million. In fiscal 2008, we received notices for the conversion of $1.4 million in principal amount of the 1.25% debentures which we settled for $1.2 million in cash and 1,000 shares of class A common stock. Interest on the 1.25% debentures is payable on February 15 and August 15 of each year, which commenced August 15, 2007. The 1.25% debentures mature on February 15, 2027. Holders may require us to repurchase all or a portion of their 1.25% debentures on each of February 15, 2012, February 15, 2017 and February 15, 2022, or if we experience certain types of corporate transactions constituting a fundamental change, as defined in the indenture governing the 1.25% debentures. Any repurchase of the 1.25% debentures under these provisions will be for cash at a price equal to 100% of the principal amount of the 1.25% debentures to be repurchased plus accrued and unpaid interest. In addition, we may redeem some or all of the 1.25% debentures on or after February 15, 2012 for cash at a redemption price equal to 100% of the principal amount of the 1.25% debentures to be redeemed plus accrued and unpaid interest. For additional details see Note 10 of Notes to our Condensed Consolidated

Index

Financial Statements.

In July 2007, we issued $225.0 million in principal amount of our 0.75% debentures and received net proceeds of $220.1 million. In fiscal 2009, we repurchased $81.1 million in principal amount of the 0.75% debentures for $75.6 million in cash. In the third quarter of fiscal 2010, we repurchased $143.8 million in principal amount of the 0.75% debentures for $143.8 million in cash, of which $143.3 million was pursuant to the contracted debenture holder put on August 2, 2010. As of October 3, 2010, an aggregate principal amount of $0.1 million of the 0.75% debentures remain issued and outstanding. Interest on the 0.75% debentures is payable on February 1 and August 1 of each year, which commenced February 1, 2008. The 0.75% debentures mature on August 1, 2027. Holders of the remaining 0.75% debentures could require us to repurchase all or a portion of their debentures on each of August 1, 2015, August 1, 2020 and August 1, 2025, or if we experienced certain types of corporate transactions constituting a fundamental change, as defined in the indenture governing the 0.75% debentures. The 0.75% debentures were classified as long-term liabilities and short-term liabilities in our Condensed Consolidated Balance Sheets as of October 3, 2010 and January 3, 2010, respectively, due to the ability of the holders to require us to repurchase their 0.75% debentures commencing on August 1, 2015 and August 2, 2010, respectively. Any repurchase of the 0.75% debentures under these provisions will be for cash at a price equal to 100% of the principal amount of the 0.75% debentures to be repurchased plus accrued and unpaid interest. In addition, we could redeem the remaining 0.75% debentures on or after August 2, 2010 for cash at a redemption price equal to 100% of the principal amount of the 0.75% debentures to be redeemed plus accrued and unpaid interest. For additional details see Note 10 of Notes to our Condensed Consolidated Financial Statements.

Debt Facility Agreement with the Malaysian Government

On December 18, 2008, AUOSP, then our wholly-owned subsidiary, entered into a facility agreement with the Malaysian Government. As of January 3, 2010, AUOSP had outstanding Malaysian Ringgit 750.0 million ($219.0 million based on the exchange rates as of January 3, 2010) under the facility agreement to finance the construction of FAB3 in Malaysia. On July 5, 2010, the joint venture closed between our Company, through SunPower Technology, Ltd. (“SPTL”), an indirect subsidiary of our Company, AUOSP, AUO, and AU Optronics Corporation, the ultimate parent company of AUO (“AUO Taiwan”). Under the terms of the joint venture agreement, our Company, through SPTL, and AUO each own 50% of the AUOSP joint venture. AUOSP retains the existing debt facility agreement and the outstanding balance was deconsolidated by our Company on July 5, 2010 due to the shared power arrangement. We do not guarantee or collateralize the debt facility held by AUOSP. For additional details see Note 9 of Notes to our Condensed Consolidated Financial Statements.

Mortgage Loan Agreement with International Finance Corporation (“IFC”)

On May 6, 2010, SPML and SPML Land, Inc. (“SPML Land”), both subsidiaries of our Company, entered into a mortgage loan agreement with IFC. Under the loan agreement, SPML may borrow up to $75.0 million during the first two years, and SPML shall repay the amount borrowed, starting 2 years after the date of borrowing, in 10 equal semiannual installments over the following 5 years. SPML shall pay interest of LIBOR plus 3% per annum on outstanding borrowings, and a front-end fee of 1% on the principal amount of borrowings at the time of borrowing, and a commitment fee of 0.5% per annum on funds available for borrowing and not borrowed. SPML may prepay all or a part of the outstanding principal, subject to a 1% prepayment premium. As of October 3, 2010, SPML had not borrowed any funds under the mortgage loan agreement.
On November 12, 2010, SPML borrowed $50 million under the mortgage loan agreement. A total of $25 million remains available for borrowing under the mortgage loan agreement. For additional details see Notes 10 and 17 of Notes to our Condensed Consolidated Financial Statements.

Term Loan with Union Bank

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

Revolving Credit Facility with Union Bank

On October 29, 2010, we entered into a revolving credit facility agreement with Union Bank. Until the maturity date of October 28, 2011, we may borrow up to $70.0 million under the revolving credit facility. Amounts borrowed may be repaid and reborrowed until October 28, 2011. The revolving credit facility may be increased up to $100.0 million at our option and upon receipt of additional commitments from lenders. On October 29, 2010, we drew down $70.0 million under the revolving credit

Index

facility.

The amount available for borrowing under the revolving credit facility is further capped at 30% of the market value of our shares in Woongjin Energy ("Borrowing Base"). If at any time the amount outstanding under the revolving credit facility is greater than the Borrowing Base, we must repay such difference within two business days. In addition, upon a material adverse change which, in the sole judgment of Union Bank, would adversely affect the ability of Union Bank to promptly sell the Woongjin Energy shares, including but not limited to any unplanned closure of the Korean Stock Exchange that lasts for more than one trading session, we must repay all outstanding amounts under the revolving credit facility within five business days, and the revolving credit facility will be terminated. As security under the revolving credit facility, we pledged our holding of 19.4 million shares of common stock of Woongjin Energy to Union Bank.

We are required to pay interest on outstanding borrowings of, at our option, (1) LIBOR plus 2.75% or (2) 1.75% plus a base rate equal to the highest of (a) the federal funds rate plus 1.5%, (b) Union Bank's prime rate as announced from time to time, or (c) LIBOR plus 1.0%, per annum; a front-end fee of 0.40% on the available borrowing; and a commitment fee of 0.25% per annum on funds available for borrowing and not borrowed. For additional details see Note 10 of Notes to our Condensed Consolidated Financial Statements.

Letter of Credit Facility with Deutsche Bank

On April 12, 2010, we entered into a letter of credit facility agreement with Deutsche Bank, as issuing bank and as administrative agent, and the financial institutions parties thereto from time to time. The letter of credit facility provides for the issuance, upon our request, of letters of credit by the issuing bank in order to support our obligations, in an aggregate amount not to exceed $350.0 million (or up to $400.0 million upon the agreement of the parties). Each letter of credit issued under the letter of credit facility must have an expiration date no later than the earlier of the second anniversary of the issuance of that letter of credit and April 12, 2013, except that: (i) a letter of credit may provide for automatic renewal in one-year periods, not to extend later than April 12, 2013; and (ii) up to $100.0 million in aggregate amount of letters of credit, if cash-collateralized, may have expiration dates no later than the fifth anniversary of the closing of the letter of credit facility. For outstanding letters of credit under the letter of credit facility we pay a fee of 0.50% plus any applicable issuances fees charged by its issuing and correspondent banks. We also pay a commitment fee of 0.20% on the unused portion of the facility. As of October 3, 2010, letters of credit issued under the letter of credit facility totaled $224.3 million and were collateralized by restricted cash on our Condensed Consolidated Balance Sheet. For additional details see Note 10 of Notes to our Condensed Consolidated Financial Statements.

Amended Credit Agreement with Wells Fargo

On April 12, 2010, we entered into an amendment of our credit agreement with Wells Fargo. Under the amended credit agreement, letters of credit outstanding under the collateralized letter of credit facility will remain outstanding through November 29, 2010. On April 26, 2010, the uncollateralized letter of credit subfeature expired and as of October 3, 2010 all outstanding letters of credit on the subfeature had been moved to either the Deutsche Bank letter of credit facility or the Wells Fargo collateralized letter of credit facility. Letters of credit totaling $2.4 million and $150.7 million were issued by Wells Fargo under the collateralized letter of credit facility as of October 3, 2010 and January 3, 2010, respectively, and were collateralized by restricted cash on our Condensed Consolidated Balance Sheets. We pay fees of 0.2% to 0.4% depending on maturity for outstanding letters of credit under the collateralized letter of credit facility. For additional details see Note 10 of Notes to our Condensed Consolidated Financial Statements.

Commercial Project Financing Agreement with Wells Fargo

On June 29, 2009, we signed a commercial project financing agreement with Wells Fargo to fund up to $100 million of commercial-scale solar system projects through May 31, 2010. Under the financing agreement, we designed and built the systems, and upon completion of each system, sold the systems to Wells Fargo, who in turn, leased back the systems to us. Separately, we entered into PPAs with end customers, who host the systems and buy the electricity directly from us.

We sold two solar system projects to Wells Fargo in the third quarter of fiscal 2010 and two solar system projects to Wells Fargo in the fourth quarter of fiscal 2009. Concurrent with the sale, we entered into agreements to lease the systems back from Wells Fargo over minimum lease terms of 20 years. The deferred profit on the sale of the systems is being recognized over the minimum term of the lease. At the end of the lease term, we have the option to purchase the system at fair value or remove the system. For additional details see Note 8 of Notes to our Condensed Consolidated Financial Statements.

Liquidity

Index

As of October 3, 2010, we had unrestricted cash and cash equivalents of $281.2 million as compared to $615.9 million as of January 3, 2010. The decrease in the balance of our cash and cash equivalents as of October 3, 2010 as compared to the balance as of January 3, 2010 was primarily due to: (i) net cash paid of $272.7 million for the acquisition of SunRay completed on March 26, 2010; (ii) cash paid of $207.4 million in the aggregate to repurchase $143.8 million in principal amount of the 0.75% debentures and to repay $63.6 million in bank loans in the nine months ended October 3, 2010, partially offset by the receipt of aggregate net proceeds of $230.5 million from the issuance of $250.0 million in principal amount of our 4.50% debentures in April 2010, after deducting the underwriters' discounts and commissions and offering expenses payable by us (including $13.7 million paid as the net cost of the call spread overlay). For additional details refer to the summary of the sources and uses of cash and cash equivalents above.

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

On July 5, 2010, the joint venture closed between our Company, through SPTL, AUOSP, AUO and AUO Taiwan. Under the terms of the joint venture agreement, our Company, through SPTL, and AUO each own 50% of the AUOSP joint venture. Both SPTL and AUO are obligated to provide additional funding to AUOSP in the future. On July 5, 2010, SPTL and AUO each contributed initial funding of Malaysian Ringgit 45.0 million and will contribute additional amounts from fiscal 2011 to 2014 amounting to $335 million by each shareholder, or such lesser amount as the parties may mutually agree (see the Contractual Obligations table below). In addition, if AUOSP, SPTL or AUO requests additional equity financing to AUOSP, then SPTL and AUO will each be required to make additional cash contributions of up to $50 million in the aggregate. On November 5, 2010, our Company and AUOSP entered into an agreement under which we will resell to AUOSP polysilicon purchased from a third-party supplier and AUOSP will provide prepayments to us related to such polysilicon, which we will use as prepayments to the third-party supplier. Prepayments to be paid to us by AUOSP total $100 million, $60 million and $40 million in the fourth quarter of fiscal 2010, fiscal year 2011 and fiscal year 2012, respectively. For additional details see Notes 8 and 9 of Notes to our Condensed Consolidated Financial Statements.

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

If the closing price of our class A common stock equaled or exceeded 125% of the initial effective conversion price governing the 1.25% debentures for 20 out of 30 consecutive trading days in the last month of the fiscal quarter, then holders of the 1.25% debentures have the right to convert the debentures into cash and shares of class A common stock any day in the following fiscal quarter. Because the closing price of our class A common stock on at least 20 of the last 30 trading days during the fiscal quarter ending October 3, 2010 and January 3, 2010 did not equal or exceed $70.94, or 125% of the applicable conversion price for our 1.25% debentures, holders of the 1.25% debentures are unable to exercise their right to convert the debentures, based on the market price conversion trigger, on any day in the first and fourth quarters of fiscal 2010. Accordingly, we classified our 1.25% debentures as long-term in our Condensed Consolidated Balance Sheets as of both October 3, 2010 and January 3, 2010. This test is repeated each fiscal quarter, therefore, if the market price conversion trigger is satisfied in a subsequent quarter, the 1.25% debentures may again be reclassified as short-term. For additional details see Note 10 of Notes to our Condensed Consolidated Financial Statements.

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

We expect total capital expenditures, excluding cash paid for the construction of solar power systems, in the range of

Index

$125 million to $150 million in fiscal 2010. Total capital expenditures in the nine months ended October 3, 2010 of $104.6 million primarily relates to the continued construction of FAB3 in Malaysia prior to deconsolidation on July 5, 2010. Capital expenditures anticipated to occur in the fourth quarter of 2010 relate to improvements of our current generation solar cell manufacturing technology and other projects. The development of solar power plants can require long periods of time and substantial initial investments. Our efforts in this area may consist of all stages of development, including land acquisition, permitting, financing, construction, operation and the eventual sale of the projects. We will often choose to bear the costs of such efforts prior to the final sale to a customer. This involves significant upfront investments of resources (including, for example, large transmission deposits or other payments, which may be non-refundable), and in some cases the actual costs of constructing a project, in advance of the signing of PPAs and EPC contracts and the receipt of any revenue, much of which is not recognized for several additional months or years following contract signing. The delayed disposition of such projects could have a negative impact on our liquidity.

We believe that our current cash and cash equivalents, cash generated from operations and funds available under our mortgage loan agreement with IFC and our revolving credit facility with Union Bank will be sufficient to meet our working capital and fund our committed capital expenditures over the next 12 months. However, there can be no assurance that our liquidity will be adequate over time. Our capital expenditures and use of working capital may be greater than we expect if we decide to accelerate ramping our manufacturing capacity both internally and through capital contributions to joint ventures, make additional investments in solar power plants and subsequently the sale of the solar power plant and associated cash proceeds are delayed as described above, as well as making unexpected payments for supply of raw materials and balance of system costs. If our capital resources are insufficient to satisfy our liquidity requirements, we may seek to sell additional equity securities or debt securities or obtain other debt financing. Effective October 29, 2010, certain limitations regarding our ability to sell additional equity securities pursuant to our tax sharing agreement with Cypress have expired. However, the sale of additional equity securities or convertible debt securities would result in additional dilution to our stockholders and may not be available on favorable terms or at all, particularly in light of the current crises in the financial and credit markets. Additional debt would result in increased expenses and would likely impose new restrictive covenants which may be similar or different than those restrictions contained in the covenants under the letter of credit facility with Deutsche Bank, mortgage loan agreement with IFC, the revolving credit facility with Union Bank, the 4.50% debentures, 4.75% debentures and 1.25% debentures. Financing arrangements may not be available to us, or may not be available in amounts or on terms acceptable to us.

Contractual Obligations

The following summarizes our contractual obligations as of October 3, 2010:

		Payments Due by Period
(In thousands)	Total	2010 (remaining 3 months)	2011-2012	2013-2014	Beyond 2014
Convertible debt, including interest (1)	$770,953	$6,165	$245,752	$266,613	$252,423
Future financing commitments (2)	339,940	170	141,600	198,170	—
Customer advances (3)	83,283	4,303	22,980	16,000	40,000
Operating lease commitments (4)	64,332	5,065	18,110	13,337	27,820
Utility obligations (5)	750	—	—	—	750
Non-cancelable purchase orders (6)	14,729	14,729	—	—	—
Purchase commitments under agreements (7)	5,532,321	331,273	1,299,452	1,367,381	2,534,215
Total	$6,806,308	$361,705	$1,727,894	$1,861,501	$2,855,208

(1)
Convertible debt and interest on convertible debt relate to the aggregate of $678.7 million in outstanding principal amount of our senior convertible debentures on October 3, 2010. For the purpose of the table above, we assume that all holders of the 4.50% debentures and 4.75% debentures will hold the debentures through the date of maturity in fiscal 2015 and 2014, respectively, and all holders of the 1.25% debentures and 0.75% debentures will require our Company to repurchase the debentures on February 15, 2012 and August 1, 2015, respectively, and upon conversion, the values of the 1.25% debentures and 0.75% debentures will be equal to the aggregate principal amount of $198.7 million with no premiums (see Note 10 of Notes to our Condensed Consolidated Financial Statements).

(2)
On July 5, 2010, SPTL and AUO each contributed to AUOSP total initial funding of Malaysian Ringgit 45.0 million and will contribute additional amounts from 2011 to 2014 amounting to $335 million by each shareholder, or such lesser

Index

amount as the parties may mutually agree (see Notes 8 and 9 of Notes to our Condensed Consolidated Financial Statements).

Further, on September 28, 2010, we invested $0.2 million in a related party. In connection with the related purchase agreement we will be required to provide additional financing of up to $4.9 million, subject to certain conditions (see Note 8 of Notes to our Condensed Consolidated Financial Statements).

(3)
Customer advances relate to advance payments received from customers for future purchases of solar power products and future polysilicon purchases by a third party that manufactures ingots which are sold back to us under an ingot supply agreement.

(4)
Operating lease commitments primarily relate to: (i) four solar power systems leased from Wells Fargo over minimum lease terms of 20 years; (ii) a 5-year lease agreement with Cypress for our headquarters in San Jose, California which expires in April 2011 (we will enter into another operating lease arrangement for a San Jose, California facility before our current agreement with Cypress expires); (iii) an 11-year lease agreement with an unaffiliated third party for our administrative, research and development offices in Richmond, California; and (iv) other leases for various office space (see Note 8 of Notes to our Condensed Consolidated Financial Statements).

(5)	Utility obligations relate to our 11-year lease agreement with an unaffiliated third party for our administrative, research and development offices in Richmond, California.

(6)
Non-cancelable purchase orders relate to purchases of raw materials for inventory and manufacturing equipment from a variety of vendors (see Note 8 of Notes to our Condensed Consolidated Financial Statements).

(7)
Purchase commitments under agreements relate to arrangements entered into with several suppliers, including joint ventures, for polysilicon, ingots, wafers and solar panels as well as agreements to purchase solar renewable energy certificates from solar installation owners in New Jersey. These agreements specify future quantities and pricing of products to be supplied by the vendors for periods up to eleven years and there are certain consequences, such as forfeiture of advanced deposits and liquidated damages relating to previous purchases, in the event that we terminate the arrangements (see Note 8 of Notes to our Consolidated Financial Statements).

As of October 3, 2010 and January 3, 2010, total liabilities associated with uncertain tax positions were $16.8 million and $14.5 million, respectively, and are included in “Other long-term liabilities” in our Condensed Consolidated Balance Sheets as they are not expected to be paid within the next twelve months. Due to the complexity and uncertainty associated with our tax positions, we cannot make a reasonably reliable estimate of the period in which cash settlement will be made for our liabilities associated with uncertain tax positions in other long-term liabilities, therefore, they have been excluded from the table above. For additional details see Note 10 of Notes to our Consolidated Financial Statements.

On October 29, 2010, we drew down $70.0 million under the revolving credit facility with Union Bank. In addition, on
November 12, 2010, SPML borrowed $50 million under the mortgage loan agreement with the IFC. These transactions are excluded from the table above because they occurred in the fourth quarter in fiscal 2010. For additional details see Notes 10 and 17 of Notes to our Condensed Consolidated Financial Statements.

Off-Balance-Sheet Arrangements

As of October 3, 2010, we did not have any significant off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Index

Item 3.         Quantitative and Qualitative Disclosure About Market Risk

Foreign Currency Exchange Risk

Our exposure to movements in foreign currency exchange rates is primarily related to sales to European customers that are denominated in Euros. Revenue generated from European customers represented 61% and 59% of total revenue in the three and nine months ended October 3, 2010, respectively, as compare to 63% and 49% in the three and nine months ended September 27, 2009, respectively. A 10% change in the Euro exchange rate would have impacted our revenue by $33.6 million and $75.6 million during the three and nine months ended October 3, 2010, respectively, as compared to $29.3 million and $47.8 million during the three and nine months ended September 27, 2009, respectively.

In the past, we have experienced an adverse impact on our revenue, gross margin and profitability as a result of foreign currency fluctuations. When foreign currencies appreciate against the U.S. dollar, inventories and expenses denominated in foreign currencies become more expensive. Weakening of the Korean Won against the U.S. dollar could result in a foreign currency remeasurement loss by Woongjin Energy which in turn negatively impacts our equity in earnings of the unconsolidated investee. In addition, strengthening of the Malaysian Ringgit against the U.S. dollar will increase AUOSP's liability under the facility agreement with the Malaysian Government which in turn negatively impacts our equity in earnings of the unconsolidated investee. An increase in the value of the U.S. dollar relative to foreign currencies could make our solar power products more expensive for international customers, thus potentially leading to a reduction in demand, our sales and profitability. Furthermore, many of our competitors are foreign companies that could benefit from such a currency fluctuation, making it more difficult for us to compete with those companies. We currently conduct hedging activities which involve the use of option and forward contracts to address our exposure to changes in the foreign exchange rate between the U.S. dollar and other currencies. As of October 3, 2010, we had outstanding hedge option contracts and forward contracts with an aggregate notional value of $241.5 million and $858.0 million, respectively. As of January 3, 2010, we held option and forward contracts totaling $228.1 million and $466.4 million, respectively, in notional value.

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

We enter into agreements with vendors that specify future quantities and pricing of polysilicon to be supplied for periods up to 11 years. Under certain agreements, we are required to make prepayments to the vendors over the terms of the arrangements. As of October 3, 2010 and January 3, 2010, advances to suppliers totaled $184.4 million and $190.6 million, respectively. Two suppliers accounted for 75% and 17% of total advances to suppliers as of October 3, 2010, and 76% and 15% of total advances to suppliers as of January 3, 2010.

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

In fiscal 2007, we entered into share lending arrangements of our class A common stock with high-quality financial institutions for which we received a nominal lending fee of $0.001 per share. We loaned 2.9 million shares and 1.8 million shares of our class A common stock to LBIE and CSI, respectively. Physical settlement of the shares is required when the arrangement is terminated. However, on September 15, 2008, Lehman filed a petition for protection under Chapter 11 of the U.S. bankruptcy code, and LBIE commenced administration proceedings (analogous to bankruptcy) in the United Kingdom. The Company filed a claim in the LBIE proceeding for $240.9 million and a corresponding claim in the Lehman Chapter 11 proceeding under Lehman's guaranty of LBIE's obligations. For additional details see Notes 8, 10 and 12 of Notes to our

Index

Condensed Consolidated Financial Statements.

Interest Rate Risk

We are exposed to interest rate risk because many of our customers depend on debt financing to purchase our solar power systems. An increase in interest rates could make it difficult for our customers to secure the financing necessary to purchase our solar power systems on favorable terms, or at all, and thus lower demand for our solar power products, reduce revenue and adversely impact our operating results. An increase in interest rates could lower a customer's return on investment in a system or make alternative investments more attractive relative to solar power systems, which, in each case, could cause our customers to seek alternative investments that promise higher returns or demand higher returns from our solar power systems, reduce gross margin and adversely impact our operating results. This risk is significant to our business because our sales model is highly sensitive to interest rate fluctuations and the availability of credit, and would be adversely affected by increases in interest rates or liquidity constraints.

In addition, our investment portfolio consists of a variety of financial instruments that exposes us to interest rate risk including, but not limited to, money market funds and bank notes. These investments are generally classified as available-for-sale and, consequently, are recorded on our balance sheet at fair market value with their related unrealized gain or loss reflected as a component of accumulated other comprehensive loss in stockholders' equity. Due to the relatively short-term nature of our investment portfolio, we do not believe that an immediate 10% increase in interest rates would have a material effect on the fair market value of our portfolio. Since we believe we have the ability to liquidate substantially all of this portfolio, we do not expect our operating results or cash flows to be materially affected to any significant degree by a sudden change in market interest rates on our investment portfolio.

Minority Investments in Joint Ventures and Other Non-Public Companies

Our investments held in joint ventures and other non-public companies expose us to equity price risk. As of October 3, 2010 and January 3, 2010, investments of $106.9 million and $39.8 million, respectively, are accounted for using the equity method, and $6.4 million and $4.6 million, respectively, are accounted for using the cost method. These strategic investments in third parties are subject to risk of changes in market value, which if determined to be other-than-temporary, could result in realized impairment losses. We generally do not attempt to reduce or eliminate our market exposure in equity and cost method investments. We monitor these investments for impairment and record reductions in the carrying values when necessary. Circumstances that indicate an other-than-temporary decline include valuation ascribed to the issuing company in subsequent financing rounds, decreases in quoted market price and declines in operations of the issuer. There can be no assurance that our equity and cost method investments will not face risks of loss in the future. For additional details see Notes 7 and 9 of Notes to our Condensed Consolidated Financial Statements.

Convertible Debt

The fair market value of our 0.75%, 1.25%, 4.50% and 4.75% convertible debentures is subject to interest rate risk, market price risk and other factors due to the convertible feature of the debentures. The fair market value of the debentures will generally increase as interest rates fall and decrease as interest rates rise. In addition, the fair market value of the debentures will generally increase as the market price of our class A common stock increases and decrease as the market price of our class A common stock falls. The interest and market value changes affect the fair market value of the debentures but do not impact our financial position, cash flows or results of operations due to the fixed nature of the debt obligations except to the extent increases in the value of our class A common stock may provide the holders of our 4.50% debentures, 1.25% debentures and/or 0.75% debentures the right to convert such debentures into cash in certain instances. The aggregate estimated fair value of the 4.75% debentures, 4.50% debentures, 1.25% debentures and 0.75% debentures was $626.7 million as of October 3, 2010 and the aggregate estimated fair value of the 4.75% debentures, 1.25% debentures and 0.75% debentures was $582.8 million as of January 3, 2010, based on quoted market prices as reported by an independent pricing source. A 10% increase in quoted market prices would increase the estimated fair value of our then-outstanding debentures to $689.3 million and $641.1 million as of October 3, 2010 and January 3, 2010, respectively, and a 10% decrease in the quoted market prices would decrease the estimated fair value of our then-outstanding debentures to $564.0 million and $524.5 million as of October 3, 2010 and January 3, 2010, respectively. For additional details see Note 10 of Notes to our Condensed Consolidated Financial Statements.

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

Management of the Company, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures as of October 3, 2010.

As previously disclosed under Item 9A, “Controls and Procedures” in our Annual Report on Form 10-K for the fiscal year ended January 3, 2010, we concluded that our disclosure controls and procedures were not effective at that time based on the following material weaknesses identified in our Philippines operations:

•
There was not an effective control environment in our Philippines operations. Specifically, certain of the Company's employees in the Philippines violated the Company's code of business conduct and ethics. Individuals in the Company's Philippines finance organization intentionally proposed and/or approved journal entries that were not substantiated by actual transactions or costs.

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

Management believes, through the actions described below, that we have remediated the design deficiencies associated with the material weaknesses disclosed in our Annual Report on Form 10-K for the year ended January 3, 2010. However, these controls and procedures have not been tested, nor have they operated for a sufficient period of time to allow us to conclude that they are effective; therefore, we have concluded that our disclosure controls and procedures were ineffective as of October 3, 2010. These controls and procedures will be tested in connection with the preparation of the Company's Annual Report on Form 10-K for the year ended January 2, 2011.

Remedial Effects to Address the Material Weaknesses

To address the two material weaknesses described above, subsequent to January 3, 2010, the following remedial actions have been completed:

Reinforcement of the Company's Code of Business Conduct and Ethics:

•
During the first, second and third fiscal quarter of 2010, we re-emphasized management's expectations to all accounting and finance employees in our Philippines operations regarding adherence to our policies and ethical business standards;

•
During the first and second fiscal quarters of 2010, we developed and implemented additional training programs to increase awareness of our code of business conduct and ethics and “whistle-blower” policies;

•	During the third fiscal quarter of 2010, we mandated related training as part of the new employee orientation process for the Philippines accounting and finance staff; and

•	We continue to reinforce corporate policies as part of the all-hands meetings and month-end close meetings held with employees of our Philippines operations;

Resources, Employee Actions and Reporting Relationships

Index

•	During the first fiscal quarter of 2010, we appointed a new vice president and controller - Asia region;

•	During the first fiscal quarter of 2010, we added resources to our corporate finance team to support enhancements for enterprise resource planning systems;

•	During the first and second fiscal quarters of 2010, we terminated employees due to involvement in unethical activities or insufficient qualifications to perform assigned activities;

•
During the first and second fiscal quarters of 2010, we reorganized reporting structures so that accounting employees in the Philippines report directly on a centralized basis to the chief financial officer's organization;

•	During the first, second and third fiscal quarters of 2010, we added corporate management presence in the Philippines;

•	During the first, second and third fiscal quarters of 2010, we hired additional qualified employees in our Philippines finance organization for key leadership positions; and

•	During the first, second and third fiscal quarters of 2010, we segregated duties between the financial planning and accounting functions and added additional layers of accounting review;

Process Improvements in Philippines

•	During the first fiscal quarter of 2010, we standardized and documented our process for capitalizing manufacturing variances;

•	During the first fiscal quarter of 2010, we added specific reviews for required manual journal entries;

•	During the first and second fiscal quarters of 2010, we established a formal process for certifications and sub-certifications of financial reports;

•	During the second fiscal quarter of 2010, we trained responsible employees on the proper method to capitalize manufacturing variances;

•	During the third fiscal quarter of 2010, we standardized and documented key accounting policies and job descriptions for all accounting employees; and

•
During the third fiscal quarter of 2010, we improved our monthly and quarterly closing processes by enabling functions within our enterprise resource planning system, standardizing reports generated from the system and providing implementation training.

Our management is committed to maintaining a strong control environment, high ethical standards, and financial reporting integrity throughout the Company, including our Philippines operations. Although management believes that we have remediated the design deficiencies associated with the material weaknesses described above, there can be no assurance that our testing will confirm that our internal control over financial reporting will be effective as of January 2, 2011, the date as of which management will next report on internal control over financial reporting under Sarbanes-Oxley Section 404. If the remedial measures described do not sufficiently address the material weaknesses, or any additional deficiency that may arise in the future, material misstatements in our interim or annual financial statements may occur in the future.

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

Changes in Internal Control over Financial Reporting

As described above, there have been changes in our internal control over financial reporting during the quarter ended October 3, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Index

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Audit Committee Investigation and Related Litigation

In November 2009, the Audit Committee of our Board of Directors initiated an independent investigation regarding certain unsubstantiated accounting entries. The Audit Committee announced the results of its investigation in March 2010. For information regarding the Audit Committee's investigation, see Part I - “Item 1: Notes to Condensed Consolidated Financial Statements - Note 1,” “Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations - Restatement of Previously Issued Condensed Consolidated Financial Statements” and our Company's Annual Report on Form 10-K for the year ended January 3, 2010. For a description of the control deficiencies identified by management as a result of the investigation and our internal reviews, and management's plan to remediate those deficiencies, see Part I - “Item 4: Controls and Procedures.”

Three securities class action lawsuits were filed against our Company and certain of our current and former officers and directors in the United States District Court for the Northern District of California on behalf of a class consisting of those who acquired our securities from April 17, 2008 through November 16, 2009. The cases were consolidated as Plichta v. SunPower Corp. et al., Case No. CV-09-5473-RS (N.D. Cal.), and lead plaintiffs and lead counsel were appointed on March 5, 2010. Lead plaintiffs filed a consolidated complaint on May 28, 2010. The actions arise from the Audit Committee's investigation announcement on November 16, 2009. The consolidated complaint alleges that the defendants made material misstatements and omissions concerning our Company's financial results for 2008 and 2009, seeks an unspecified amount of damages, and alleges violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and Sections 11 and 15 of the Securities Act of 1933. We believe we have meritorious defenses to these allegations and will vigorously defend ourselves in these matters. The court held a hearing on the defendant's motions to dismiss the consolidated complaint on November 4, 2010, and took the motions under submission. We are currently unable to determine if the resolution of these matters will have an adverse effect on our financial position, liquidity or results of operations.

Derivative actions purporting to be brought on our behalf have also been filed in state and federal courts against several of our current and former officers and directors based on the same events alleged in the securities class action lawsuits described above. The California state derivative cases were consolidated as In re SunPower Corp. S'holder Derivative Litig., Lead Case No. 1-09-CV-158522 (Santa Clara Sup. Ct.), and co-lead counsel for plaintiffs have been appointed. The complaints assert state-law claims for breach of fiduciary duty, abuse of control, unjust enrichment, gross mismanagement, and waste of corporate assets. Plaintiffs are scheduled to file a consolidated complaint on or before December 3, 2010. The federal derivative complaints were consolidated as In re SunPower Corp. S'holder Derivative Litig., Master File No. CV-09-05731-RS (N.D. Cal.), and lead plaintiffs and co-lead counsel were appointed on January 4, 2010. The complaints assert state-law claims for breach of fiduciary duty, waste of corporate assets, and unjust enrichment, and seek an unspecified amount of damages. We intend to oppose the derivative plaintiffs' efforts to pursue this litigation on our behalf. We are currently unable to determine if the resolution of these matters will have an adverse effect on our financial position, liquidity or results of operations.

We are also a party to various other litigation matters and claims that arise from time to time in the ordinary course of our business. While we believe that the ultimate outcome of such matters will not have a material adverse effect on our Company, their outcomes are not determinable and negative outcomes may adversely affect our financial position, liquidity or results of operations.

Index

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

In addition to the other risk factors contained in our Annual Report on Form 10-K, we have updated the following risk factors to reflect changes during the nine months ended October 3, 2010. Certain of the risk factors from our Annual Report on Form 10-K have been updated below to reflect the change in our reporting segments beginning the quarter ended July 4, 2010. The following risk factors should be read in connection with the risk factors discussed in “PART I. Item 1A: Risk Factors” in our Annual Report on Form 10-K.

Risks Related to Our Supply Chain

If third-party manufacturers become unable or unwilling to sell their solar cells and panels to us, our business and results of operations may be materially negatively affected.

We plan to purchase a portion of our total product mix from third-party manufacturers of solar cells and panels. Such products increase our inventory available for sale to customers in some markets. However, such manufacturers may not be willing to sell solar cells and panels to us at the quantities and on the terms and conditions we require. In addition such manufacturers may be our direct competitors. If they are unable or unwilling to sell to us, we may not have sufficient products available to sell to customers and satisfy our sales commitments, thereby materially and negatively affecting our business and results of operations. In addition, warranty and product liability claims may result from defects or quality issues in connection with third party solar cells and panels that we incorporate into our solar power products. See also “Risks Related to Our Sales Channels-We may incur unexpected warranty and product liability claims that could materially and adversely affect our financial condition and results of operations.”

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

Index

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

In our project installations, our current standard warranty for our solar power systems differs by geography and end-customer application and usually includes a 2, 5 or 10-year limited warranty for defects in work and workmanship, after which the customer may typically extend the period covered by its warranty for an additional fee. Due to the long warranty period, we bear the risk of extensive warranty claims long after we have completed a project and recognized revenues. Warranty and product liability claims may also result from defects or quality issues in certain third party technology and components that our business incorporates into its solar power systems, particularly solar cells and panels, over which we have little or no control. While we generally pass through manufacturer warranties we receive from our suppliers to our customers, in some circumstances, we may be responsible for repairing or replacing defective parts during our warranty period, often including those covered by manufacturers' warranties. If the manufacturer disputes or otherwise fails to honor its warranty obligations, we may be required to incur substantial costs before we are compensated, if at all, by the manufacturer. Furthermore, our warranties may exceed the period of any warranties from our suppliers covering components, such as third party solar cells, third party panels and third party inverters, included in our systems. In addition, manufacturer warranties may not fully compensate us for losses associated with third-party claims caused by defects or quality issues in their products. For example, most manufacture warranties exclude many losses that may result from a system component's failure or defect, such as the cost of de-installation, re-installation, shipping, lost electricity, lost renewable energy credits or other solar incentives, personal injury, property damage, and other losses. In certain cases our direct warranty coverage provided by SunPower to our customers, and therefore our financial exposure, may exceed our recourse available against cell, panel or other manufacturers for defects in their products. In addition, in the event we seek recourse through warranties, we will also be dependent on the creditworthiness and continued existence of the suppliers to our business.

Any increase in the defect rate of SunPower or third party products would cause us to increase the amount of warranty reserves and have a corresponding negative impact on our results of operations. Further, potential future product failures could cause us to incur substantial expense to repair or replace defective products, and we have agreed in some circumstances to indemnify our customers and our distributors against liability from some defects in our solar cells. A successful indemnification claim against us could require us to make significant damage payments. Repair and replacement costs, as well as successful indemnification claims, could materially and negatively impact our financial condition and results of operations.

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

Index

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

Almost all of our construction contracts in both our UPP Segment and R&C Segment are fixed price contracts. All essential costs are estimated at the time of entering into the construction contract for a particular project, and these are reflected in the overall price that we charge our customers for the project. These cost estimates are preliminary and may or may not be covered by contracts between us or the subcontractors, suppliers and any other parties that may become necessary to complete the project. Thus, if the cost of materials were to rise dramatically as a result of sudden increased demand, these costs may have to be borne by us.

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

We are often required as a condition of financing or at the request of our end customer to undertake certain obligations such as:

•	System output performance guarantees;

•	System maintenance;

•	Penalty payments or customer termination rights if the system we are constructing is not commissioned within specified timeframes or other construction milestones are not achieved;

•	Guarantees of certain minimum residual value of the system at specified future dates; and

•	System put-rights whereby we could be required to buy-back a customer's system at fair value on specified future dates if certain minimum performance thresholds are not met.

Index

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

In addition, we are constructing another manufacturing facility in Malaysia through a joint venture with AU Optronics Corporation (“AUO”). Under the joint venture agreement, we and AUO jointly own and manage the manufacturing facility. We plan to deploy our solar cell technology and process know-how and AUO's manufacturing expertise to install and operate the new manufacturing facility. We expect the joint venture to provide a substantial portion of our solar cell supply beginning in 2011.

Our manufacturing activities have required and will continue to require significant management attention, a significant investment of capital and substantial engineering expenditures. The success of our joint venture is subject to significant risks including:

•	cost overruns, delays, equipment problems and other operating difficulties;

•	difficulties expanding our processes to larger production capacity;

•	custom-built equipment may take longer and cost more to engineer than planned and may never operate as designed;

•	incorporating first-time equipment designs and technology improvements, which we expect to lower unit capital and operating costs, but this new technology may not be successful;

•	problems managing the joint venture with AUO, whom we do not control and whose business objectives are different from ours and may be inconsistent with our best interest;

•	AUO's ability to obtain interim financing to fund the joint venture's business plan until such time as third party financing is obtained;

•	the joint venture's ability to obtaining third party financing to fund its capital requirements;

•	difficulties in maintaining or improving our historical yields and manufacturing efficiencies;

•	difficulties in protecting our intellectual property and obtaining rights to intellectual property developed by the joint venture;

•	difficulties in hiring key technical, management, sales and other personnel;

•	difficulties in integration, implementing IT infrastructure and an effective control environment; and

•	potential inability to obtain, or obtain in a timely manner, approvals from governmental authorities for operations.

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

Index

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

Additionally, products as complex as ours may contain undetected errors or defects, especially when first introduced. For example, our solar cells and solar panels may contain defects that are not detected until after they are shipped or are installed because we cannot test for all possible scenarios. These defects could cause us to incur significant re-engineering costs, divert the attention of our engineering personnel from product development efforts and significantly affect our customer relations and business reputation. If we deliver solar cells or solar panels with errors or defects, including cells or panels of third-party manufacturers, or if there is a perception that such solar cells or solar panels contain errors or defects, our credibility and the market acceptance and sales of our products could be harmed. In addition, some of our arrangements with customers include termination or put rights for non-performance. In certain limited cases, we could be required to buy-back a customer's system at fair value on specified future dates if certain minimum performance thresholds are not met for periods up to two years.

Developing solar power plants may require significant upfront investments prior to our recognizing any revenue, which could adversely affect our business and results of operations.

In March 2010, we acquired SunRay, a European solar power plant developer with offices in Europe and the Middle East, for $282 million. Since the acquisition of SunRay, our project development business has expanded significantly from the then existing project development business in North America. The development of solar power plants can require long periods of time and substantial initial investments, which may never be recovered if a potential project cannot be completed on commercially reasonable terms or at all. Our efforts in this area may consist of all stages of development, including land acquisition, permitting, financing, construction, operation and the eventual sale of the projects. We will often choose to bear the costs of such efforts prior to our final sale to a customer, if any. This involves significant upfront investments of resources (including, for example, large transmission deposits or other payments, which may be non-refundable), and in some cases the actual costs of constructing a project, in advance of the signing of PPAs and EPC contracts, the sale of the project and the receipt of any revenue, much of which is not recognized for several additional months or years following contract signing. Our ability to monetize the SunRay solar power plant projects is dependent on successfully executing and selling large scale projects and often a single project can account for a material portion of our total revenue in a given quarter. Since consummation of the acquisition of SunRay, we have deferred revenue on SunRay construction projects until the projects have been financed and sold to independent third parties. Alternatively, we may choose to build, own and operate certain solar power plants for a period of time, after which the project assets may be sold to third parties. In such cases, the delayed disposition of projects could require us to recognize a gain on the sale of assets instead of recognizing revenue. Our potential inability to enter into sales contracts with customers after making such upfront investments could adversely affect our business, liquidity and results of operations. Our inability to execute upon the sale of our projects as planned, or any delay in obtaining the required initial payments to begin recognizing revenue under real estate accounting, and the corresponding revenue impact under the percentage-of-completion method of recognizing revenue, may cause large fluctuations in our revenue and other financial results.

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

Index

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

Acquisitions of other companies or investments in joint ventures with other companies could materially and adversely affect our financial condition and results of operations, and dilute our stockholders' equity.

To increase our business and maintain our competitive position, we may acquire other companies or engage in joint ventures in the future. For example, in March 2010, we completed our acquisition of SunRay for $282 million. In July 2010, we formed a joint venture with AUO to jointly own and operate our third solar cell manufacturing factory located in Malaysia.  See also “If we are not successful in adding additional production lines through our joint venture in Malaysia, or we experience interruptions in the operation of our solar cell production lines, our revenue and results of operations may be

Index

materially and adversely affected.”

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

Additionally, we may decide that it is in our best interests to enter into acquisitions or joint ventures that are dilutive to earnings per share or that negatively impact margins as a whole. In an effort to reduce our cost of goods sold, we have and may continue to enter into acquisitions or joint ventures involving suppliers or manufacturing partners, which would expose us to additional supply chain risks. Acquisitions or joint ventures could also require investment of significant financial resources and require us to obtain additional equity financing, which may dilute our stockholders' equity, or require us to incur additional indebtedness. Further, following the spin-off of our shares by Cypress on September 29, 2008, our ability to issue equity, including to acquire companies or assets, is subject to limits as described in “Our agreements with Cypress require us to indemnify Cypress for certain tax liabilities. These indemnification obligations and related contractual restrictions may limit our ability to obtain additional financing, participate in future acquisitions or pursue other business initiatives.” in ”Part I. Item 1A: Risk Factors” in our Annual Report on Form 10-K. To the extent these limits prevent us from pursuing acquisitions or investments that we would otherwise pursue, our growth and strategy could be impaired.

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

The Financial Accounting Standards Board has issued accounting guidance regarding variable interest entities (“VIEs”) that affects our accounting treatment of our existing and future joint ventures. Our significant VIEs include our joint venture in

Index

Woongjin Energy Co., Ltd. and First Philec Solar Corporation, our future equity interest in a polysilicon manufacturer in Saudi Arabia, and our joint venture with AUO to operate our Malaysian manufacturing plant. To ascertain if we are required to consolidate these entities, we determine whether we are the primary beneficiary in accordance with the accounting guidance. Factors we consider in determining whether we are the VIE's primary beneficiary include the decision making authority of each partner, which partner manages the day-to-day operations of the joint venture and the amount of our equity in relation to that of our partners. Changes in the financial accounting guidance, or changes in circumstances at each of these joint ventures, could lead us to determine that we have to consolidate the assets, liabilities and financial results of such joint ventures. This could have a material adverse impact on our financial position, gross margin and operating results. In addition, we may enter into future joint ventures or make other equity investments, which could have an adverse impact on us because of the financial accounting guidance regarding VIEs.

We carry significant goodwill on our balance sheet, which is subject to impairment testing and could subject us to significant non-cash charges to earnings in the future if impairment occurs.

As of October 3, 2010, we had goodwill of $344.9 million, which represented 12% of our total assets. We have completed strategic acquisitions which have increased our goodwill; most recently, our acquisition of SunRay increased our goodwill by $146.9 million in the first nine months of fiscal 2010. The value of this asset may increase in the future if we complete acquisitions as part of our overall business strategy. Goodwill is not amortized, but is tested for impairment annually. We conduct our annual review of the valuation of goodwill as of the Sunday closest to the end of the third fiscal quarter of each year, or more often if indicators of impairment exist. Triggering events for additional impairment review may include indicators such as adverse industry or economic trends, lower than projected operating results or cash flows, or a sustained decline in our stock price or market capitalization. Our stock price has declined significantly since mid-2008, which increases the risk of goodwill impairment if the price of our stock does not recover. The evaluation of the fair value of goodwill involves valuation techniques which require significant management judgment. Should conditions be different from management's last impairment assessment, significant write-downs of goodwill may be required, which would result in a significant non-cash charge to earnings and lower stockholders' equity. As of our annual goodwill impairment test on October 3, 2010, we concluded there was no impairment to goodwill, however, the triggering events described above associated with an event of impairment may require us to evaluate the fair value of goodwill prior to the next annual review.

Index

Item 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The following table sets forth all purchases made by or on behalf of the Company or any “affiliated purchaser,” as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, of shares of our class A common stock during each of the indicated months.

Period	Total Number of Shares Purchased (in thousands)(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Publicly Announced Plans or Programs
July 5, 2010 through August 1, 2010	3	$12.88	—	—
August 2, 2010 through August 29, 2010	25	$12.04	—	—
August 30, 2010 through October 3, 2010	19	$12.02	—	—
	47	$12.08	—	—

(1)	The total number of shares purchased includes only shares surrendered to satisfy tax withholding obligations in connection with the vesting of restricted stock issued to employees.

Index

Item 6.         Exhibits

Exhibit Number	Description

10.1*
Amendment No. 1 to Joint Venture Agreement, dated June 29, 2010, by and among SunPower Technology, Ltd., AU Optronics Singapore Pte. Ltd., AU Optronics Corporation and SunPower Malaysia Manufacturing Sdn. Bhd.

10.2*
Amendment No. 2 to Joint Venture Agreement, dated July 5, 2010, by and among SunPower Technology, Ltd., AU Optronics Singapore Pte. Ltd., AU Optronics Corporation and SunPower Malaysia Manufacturing Sdn. Bhd.

10.3*†	Supply Agreement, dated July 5, 2010, by and among SunPower Malaysia Manufacturing Sdn. Bhd., SunPower Systems, Sarl and AU Optronics Singapore Pte. Ltd.
10.4*	License and Technology Agreement, dated July 5, 2010, by and among SunPower Technology, Ltd., AU Optronics Singapore Pte. Ltd. and SunPower Malaysia Manufacturing Sdn. Bhd.
10.5*
Sixth Amendment to Amended and Restated Credit Agreement, dated August 11, 2010, by and among SunPower Corporation, SunPower North America, LLC, SunPower Corporation, Systems and Wells Fargo Bank, National Association

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

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

SUNPOWER CORPORATION

Dated: November 12, 2010	By:	/s/ DENNIS V. ARRIOLA

Dennis V. Arriola
Executive Vice President and
Chief Financial Officer

Index

Index to Exhibits

Exhibit Number	Description

10.1*
Amendment No. 1 to Joint Venture Agreement, dated June 29, 2010, by and among SunPower Technology, Ltd., AU Optronics Singapore Pte. Ltd., AU Optronics Corporation and SunPower Malaysia Manufacturing Sdn. Bhd.

10.2*
Amendment No. 2 to Joint Venture Agreement, dated July 5, 2010, by and among SunPower Technology, Ltd., AU Optronics Singapore Pte. Ltd., AU Optronics Corporation and SunPower Malaysia Manufacturing Sdn. Bhd.

10.3*†	Supply Agreement, dated July 5, 2010, by and among SunPower Malaysia Manufacturing Sdn. Bhd., SunPower Systems, Sarl and AU Optronics Singapore Pte. Ltd.
10.4*	License and Technology Agreement, dated July 5, 2010, by and among SunPower Technology, Ltd., AU Optronics Singapore Pte. Ltd. and SunPower Malaysia Manufacturing Sdn. Bhd.
10.5*
Sixth Amendment to Amended and Restated Credit Agreement, dated August 11, 2010, by and among SunPower Corporation, SunPower North America, LLC, SunPower Corporation, Systems and Wells Fargo Bank, National Association

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