Form 10-K
period 2011-01-02
SUNPOWER CORP
filed 2011-02-28
CIK 867773

d
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________

FORM 10-K
___________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 2, 2011

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
(Address of Principal Executive Offices) (Zip Code)

Registrant’s telephone number, including area code: (408) 240-5500

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Class A Common Stock $0.001 par value	Nasdaq Global Select Market
Class B Common Stock $0.001 par value	Nasdaq Global Select Market
d
Securities registered pursuant to Section 12(g) of the Act:

None
(Title of Class)
_________________________________________

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☒    No  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 of Section 15(d) of the Act. Yes  ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☒    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☒	Accelerated Filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The aggregate market value of the voting stock held by non-affiliates of the registrant on July 4, 2010 was $1.2 billion. Such aggregate market value was computed by reference to the closing price of the common stock as reported on the Nasdaq Global Select Market on July 2, 2010. For purposes of determining this amount only, the registrant has defined affiliates as including the executive officers and directors of registrant on July 2, 2010.
The total number of outstanding shares of the registrant’s class A common stock as of February 18, 2011 was 56,178,140.
The total number of outstanding shares of the registrant’s class B common stock as of February 18, 2011 was 42,033,287.

DOCUMENTS INCORPORATED BY REFERENCE

Parts of the registrant’s definitive proxy statement for the registrant’s 2011 annual meeting of stockholders are incorporated by reference in Items 10, 11, 12, 13 and 14 of Part III of this Annual Report on Form 10-K.

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

Cautionary Statement Regarding Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are statements that do not represent historical facts and the assumptions underlying such statements. We use words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “potential,” “should,” “will,” “would,” and similar expressions to identify forward-looking statements. Forward-looking statements in this Annual Report on Form 10-K include, but are not limited to, our plans and expectations regarding future financial results, expected operating results, business strategies, projected costs, products, ability to monetize utility projects, competitive positions, management’s plans and objectives for future operations, the sufficiency of our cash and our liquidity, our ability to obtain financing, the success of our joint ventures, expected capital expenditures, outcomes of litigation, our exposure to foreign exchange, interest and credit risk, general business and economic conditions, and industry trends. These forward-looking statements are based on information available to us as of the date of this Annual Report on Form 10-K and current expectations, forecasts and assumptions and involve a number of risks and uncertainties that could cause actual results to differ materially from those anticipated by these forward-looking statements. Such risks and uncertainties include a variety of factors, some of which are beyond our control. Please see “Item 1A: Risk Factors” and our other filings with the Securities and Exchange Commission ("SEC") for additional information on risks and uncertainties that could cause actual results to differ. These forward-looking statements should not be relied upon as representing our views as of any subsequent date, and we are under no obligation to, and expressly disclaim any responsibility to, update or alter our forward-looking statements, whether as a result of new information, future events or otherwise.

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

We believe our solar cells provide the following benefits compared with conventional solar cells:

•	superior performance, including the ability to generate up to 50% more power per unit area than conventional solar cells;

•	superior aesthetics, with our uniformly black surface design that eliminates highly visible reflective grid lines and metal interconnect ribbons;

•	more KW per pound can be transported using less packaging, resulting in lower distribution costs; and

•	more efficient use of silicon, a key raw material used in the manufacture of solar cells.

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

We believe our solar power systems provide the following benefits compared with various competitors' systems:

•	channel breadth and flexible delivery capability, including turn-key systems;

•	high performance delivered by enhancing energy delivery and financial return through systems technology design; and

•	cutting edge systems design to meet customer needs and reduce cost, including non-penetrating, fast roof installation technologies.

Our solar power systems are designed to generate electricity over a system life typically exceeding 25 years under test conditions and are principally designed to be used in large-scale applications with system ratings of typically more than 500 KW. Worldwide, we have more than 650 MW of SunPower solar power systems operating or under contract. We sell distributed rooftop and ground-mounted solar power systems as well as central-station power plants globally. In the United States, distributed solar power systems are typically either: (i) rated at more than 500 KW of capacity to provide a supplemental, distributed source of electricity for a customer's facility; or (ii) ground mount systems reaching up to hundreds of MWs for regulated utilities. In the United States, commercial and electric utility customers typically choose to purchase solar electricity under a power purchase agreement (“PPA”) with an investor or financing company that buys the system from us. In Europe, our products and systems are typically purchased by an investor or financing company and operated as central-station solar power plants. These power plants are rated with capacities of approximately one to fifty MW, and generate electricity for sale under tariff to private and public utilities.

Business Segments Overview

In the second quarter of fiscal 2010, subsequent to our acquisition of SunRay Malta Holdings Limited ("SunRay"), a leading European solar power plant project developer, we changed our segment reporting from our Components Segment and Systems Segment to our Utility and Power Plants (“UPP”) Segment and Residential and Commercial (“R&C”) Segment to align our internal organization to how we serve our customers. Historically, Components Segment sales were generally solar cells and solar panels sold to a third-party dealer or original equipment manufacturer (“OEM”) who would re-sell the product to the eventual customer, while Systems Segment sales were generally complete turn-key offerings sold directly to the end customer.

Under the new segmentation, our UPP Segment refers to our large-scale solar products and systems business, which includes power plant project development and project sales, turn-key engineering, procurement and construction (“EPC”) services for power plant construction, and power plant operations and maintenance (“O&M”) services. As part of the acquisition of SunRay, we acquired a project pipeline of solar photovoltaic projects in France, Greece, Israel, Italy, Spain and the United Kingdom as well as SunRay's power plant development and project finance teams. The UPP Segment sells components, including large volume sales of solar panels and mounting systems to third parties, often on a multi-year, firm commitment basis. Our R&C Segment focuses on solar equipment sales into the residential and small commercial market through our third-party global dealer network, as well as direct sales and EPC and O&M services in the United States for rooftop and ground-mounted solar power systems for the new homes, commercial and public sectors.

Our President and Chief Executive Officer, as the chief operating decision maker (“CODM”), has organized SunPower and manages resource allocations and measures performance of our activities between these two segments. Our UPP revenue for fiscal 2010, 2009 and 2008 was $1,186.1 million, $653.5 million and $742.4 million, respectively, and our R&C revenue for fiscal 2010, 2009 and 2008 was $1,033.2 million, $870.8 million and $695.2 million, respectively. For more information about the financial condition and results of operations of each segment, please see Part II - “Item 7: Management's Discussion and Analysis of Financial Condition and Results of Operations” and “Item 8: Financial Statements and Supplementary Data.”

Our Products and Services

Products

Solar Panels

Solar panels are solar cells electrically connected together and encapsulated in a weatherproof panel. Solar cells are semiconductor devices that directly convert sunlight into direct current electricity. Our A-300 solar cell is a silicon solar cell with a specified power value of 3.1 watts and a conversion efficiency averaging between 20.0% and 21.5%. Our A-330 solar cell delivers 3.3 watts with a conversion efficiency of up to 22.7%. Our solar cells are designed without highly reflective metal contact grids or current collection ribbons on the front of the solar cells. This feature enables our solar cells to be assembled into solar panels that exhibit a more uniform appearance than conventional solar panels.

We believe solar panels made with our solar cells are the highest efficiency solar panels available for the mass market. Because our solar cells are more efficient relative to conventional solar cells, when our solar cells are assembled into panels, the assembly cost per watt is less because more power can be incorporated into a given size panel. Higher solar panel efficiency allows installers to mount a solar power system with more power within a given roof or site area and can reduce per watt installation costs. We also sell a line of Serengeti™ branded solar panels manufactured by third parties.

Inverters

Every solar power system needs an inverter to transform the direct current electricity collected from the solar panels into utility-grade alternating current power that is ready for household use. We sell a line of SunPower branded inverters manufactured by third parties.

Roof Mounted Products

We offer several types of photovoltaic rooftop products, including non-penetrating mounting systems for solar panels designed to integrate with conventional residential roofing materials primarily sold through our R&C Segment. The mounting systems sit directly on the roof and are engineered to maintain the structural integrity of the rooftops as compared to conventional mounting systems, which attach through the roof and onto a support structure of the building and can reduce the lifespan of the roof. Our suite of rooftop products is designed for a broad range of geographical climates and to accommodate varying visual appeal and space constraints. The following tiles and systems are included within our suite of rooftop products:

•PowerGuard® Roof System ("PowerGuard")

PowerGuard is a non-penetrating roof-mounted solar panel that delivers reliable, clean electricity while insulating and protecting the roof membrane from ultraviolet rays and thermal degradation to save both heating and cooling energy expenses. Designed for quick and easy installation, PowerGuard tiles fit together with interlocking tongue-and-groove side surfaces. PowerGuard is a patented, proprietary, pre-engineered solar power roofing tile system which operates within the existing roof line and electrical system. Each PowerGuard tile consists of a solar laminate, lightweight cement substrate and styrofoam base and typically weighs approximately four pounds per square foot, which is supported by most commercial rooftops. Our technology integrates this lightweight construction with a patented pressure equalizing design that has been tested to withstand winds of up to 140 miles per hour. Moreover, certain other conventional systems add weight for stability against wind and weather, which may exceed weight limits for some commercial buildings’ roofs.

The PowerGuard roof system has been tested and certified by Underwriters Laboratories Inc. (“UL”) and has received a UL-listed Class B fire rating which we believe facilitates obtaining building permits and inspector approvals. Sold through our R&C Segment, PowerGuard roof systems have been installed in a broad range of climates principally in the United States and Switzerland, and on a wide variety of building types, from rural single story warehouses to urban high rise structures.

•	SunPower® T-5 Solar Roof Tile System ("T-5")

The development of the T-5 solar roof tile is a direct result of the investment in SunPower by the United States Department of Energy through its Solar America Initiative program. Tilted at a 5-degree angle, the T-5 solar roof tile was the industry's first all-in-one, non-penetrating photovoltaic rooftop product that combines solar panel, frame and mounting system into a single pre-engineered unit. The T-5 solar roof tiles interlock for wind resistance and secure installation. The patented design is adaptable to virtually any flat or low-slope rooftop while providing the roof membrane protection from corrosion. The T-5 solar roof tile all-in-one mounting system and frame is made from an engineered glass-filled polymer that is non-reactive, eliminating the need for electrical grounding of the array.

Since the T-5 solar roof tile typically weighs less than three pounds per square foot and is stacked for shipping, more KW per pound can be transported using less packaging, resulting in lower distribution costs.

These benefits make the T-5 solar roof tile easier and faster to install than other rooftop systems as well as an effective solution for area or weight constrained flat rooftops.

The T-5 solar roof tile systems are primarily sold through our R&C Segment.

•	SunPower® T-10 Commercial Solar Roof Tiles ("T-10")

T-10 commercial solar roof tiles are pre-engineered solar panels that tilt at a 10-degree angle. Depending on geographical location and local climate conditions, this can allow for the generation of up to 10% more annual energy output than traditional flat roof-mounted systems. These non-penetrating panels interlock for secure, rapid installation on rooftops without compromising the structural integrity of the roof. The patented T-10 commercial solar roof tile is lightweight, weighing less than four pounds per square foot. Sloped side and rear wind deflectors improve wind performance, allowing T-10 solar arrays to withstand winds up to 120 miles per hour.

Sold through our R&C Segment, the T-10 commercial solar roof tile performance is optimized for larger roofs with less space constraints as well as underutilized tracks of land, such as ground reservoirs.

•	SunTile® Roof Integrated System for Residential Market

Our patented SunTile product is a highly efficient solar power shingle roofing system utilizing our solar cell technology that is designed to integrate with conventional residential roofing materials. SunTile solar shingles are designed to replace multiple types of roof panels, including the most common concrete flat, low and high profile “S” tile and composition shingles. We believe that SunTile systems are less visible on a roof than conventional solar technology because the solar panel is integrated directly into the roofing material instead of mounted onto the roof. SunTile systems have a UL-listed Class A fire rating, which is the highest level of fire rating provided by UL. Sold through our R&C Segment, the SunTile roof system is designed to be incorporated by production home builders into the construction of their new homes.

Ground Mounted SunPower® Tracker Systems

We offer several types of ground-mounted solar power systems, including our fixed tilt and patented SunPower Tracker products. Our SunPower Tracker is a single-axis tracking system that automatically pivots solar panels to track the sun’s movement throughout the day. This tracking feature increases the amount of sunlight that is captured and converted into energy by up to 30% over flat or fixed-tilt systems depending on geographic location and local climate conditions. A single motor and drive mechanism can control 10 to 20 rows, or more than 200 KW of solar panels. The multi-row feature represents a cost advantage for our customers over dual axis tracking systems, as such systems require more motors, drives, land and power to operate per KW of capacity. The SunPower Tracker system can be assembled onsite, and is easily scalable. We have installed ground-mounted systems integrating SunPower Tracker in a wide range of geographical markets principally in the United States, Germany, Italy, Portugal, South Korea and Spain. Although trackers are primarily sold through our UPP Segment, we have constructed several of our smaller ground mounted systems for the commercial and governmental sectors through our R&C Segment.

The SunPower Tracker system also features our TMAC Advanced Tracker Controller ("TMAC") software, which includes real-time tracker status updates, remote monitoring and control, proprietary energy production optimization algorithms, and improved reliability. In addition, the TMAC software enables power plant operators to wirelessly monitor the status of the SunPower Tracker system in real-time through the SunPower power plant supervisory control and data acquisition ("SCADA") control system, giving them the option to control the array from a central operations center.

Fully Integrated System

Sold through our UPP Segment, the SunPower Oasis™ Power Plant (“SunPower Oasis”) is the industry's first modular solar power block that scales from 1 MW distributed installations to large central station power plants. SunPower Oasis provides a fully integrated, cost-effective way to rapidly deploy utility-scale solar power systems, streaming the development and construction process while optimizing the use of available land. Each power block integrates the SunPower T-0 tracker, a 400-watt utility solar panel, pre-manufactured cabling, and the TMAC software. The power block kits are shipped pre-assembled to the job site for rapid field installation, and offer a high capacity factor and reliable long-term performance.

The SunPower Oasis operating system is designed to support future grid interconnection requirements for large-scale solar power plants, such as voltage ride through and power factor control. It also features utility-standard SCADA operation and analytical tools, which include intelligent sensor and control networks for optimized power plant operation. SunPower Oasis streamlines the entire power plant development process, from permitting through construction and financing.

Fixed Tilt and SunPower Tracker Systems for Parking Structures

We have developed and patented designs for solar power systems for parking structures in multiple configurations. These systems are sold through both the UPP and R&C Segments. These dual-use systems typically incorporate solar panels into the roof of a carport or similar structure to deliver onsite solar power while providing shade and protection. Aesthetically pleasing, standardized and scalable, they are well suited for parking lots adjacent to facilities. In addition, we have incorporated our SunPower Tracker technology into certain of our systems for elevated parking structures to provide a differentiated product offering to our customers.

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

Services

We provide our solar power plant customers end-to-end management of the project lifecycle, from early stage site assessment, financing support, and project development, including full-scale environmental and construction permitting, through engineering, procurement, construction and commissioning. Our projects are built incorporating industry-leading standards for safety, quality, performance and reliability. Once tested, our plant O&M organization provides customers with “utility-quality” data collection, performance monitoring, diagnostic and performance reporting services, as well as lifecycle asset planning and management with industry leading software applications.

Operations and Maintenance

Our solar power systems are designed to generate electricity over a system life typically exceeding 25 years under test conditions. We provide commissioning, warranty, administration, operations, maintenance and performance monitoring services with the objective of optimizing our customers' electrical energy production. Commissioning services include testing to verify that equipment and system performance meet design requirements and specifications. We also pass through to customers long-term warranties from the OEMs of certain system components. We provide warranties of 25 years for our solar panels, which is standard in the solar industry, while our inverters typically carry warranty periods ranging from 5 to 10 years. In addition, we generally warrant our workmanship on installed systems for periods ranging up to 10 years. Systems under warranty and systems under a performance monitoring contract use our proprietary software systems to collect and remotely analyze equipment operating and system performance data from all of our sites in our offices located in the United States and the Philippines. We offer our customers a comprehensive suite of solar power system maintenance services ranging from system monitoring, to preventive maintenance, to rapid-response outage restoration and inverter repair. Our Standard Monitoring Service Agreement includes continuous remote monitoring, system performance reports, and a 24/7 technical support line. Our Basic Service Level Agreement adds preventive maintenance to the Standard Monitoring Services Agreement, and our Plus Level Service Agreement includes all of the Basic Service Level Agreement features plus on-site corrective maintenance using regionally-located field service technicians.

Monitoring

Our O&M personnel have access to a powerful set of tools developed on industry standard information technology platforms that facilitate the management of a global fleet of commercial and utility scale photovoltaic power plants. Real time flow of data from our customers' sites is aggregated centrally where an engine applies advanced solar specific algorithms to detect and report potential performance issues. Our work management system routes any anomalies to the appropriate responders to ensure timely resolution. The enterprise asset management system stores the operational history of thousands of systems sold and delivered through our UPP and R&C Segments. We have implemented highly automated workflow processes that minimize the time from detection to analysis to dispatch and repair. Our O&M photovoltaic fleet management systems are built on more than a decade of solar services experience, allowing us to provide premier O&M services to our customers worldwide.

We have developed a proprietary set of advanced monitoring applications built upon the leading electric utility real-time monitoring platform (the “SunPower Monitoring System”). The SunPower Monitoring System continuously scans the operational status and performance of the solar power system and automatically identifies system outages and performance deficiencies to our 24/7 monitoring technicians. Customers can access historical or daily system performance data through our customer website (www.sunpowermonitor.com). Some customers choose to install “digital signs” to display system performance information from the lobby of their facility. We believe these displays enhance our brand and educate the public and prospective customers about solar power.

In 2008, we released the SunPower Monitoring System, and in 2009, we released the industry’s first monitoring application for the Apple iPhone®, iPod touch® and iPad® mobile devices. With the addition of this application to the SunPower Monitoring System, residential customers now have three easy ways to access information about the energy generated by their SunPower solar power systems. Along with the iPhone, iPod touch and iPad application, the SunPower Monitoring System offers homeowners the ability to monitor SunPower solar power systems with a wireless, in-home wall-mounted liquid crystal display (“LCD”) that provides power production and cumulative energy information. The monitoring system also provides the convenience of Internet access to a solar power system’s performance from virtually anywhere. Customers can view a system’s energy performance and environmental savings on an hourly, monthly and annual basis.

Solar Park Project Development

As part of the acquisition of SunRay, we acquired a project pipeline of solar photovoltaic projects in Europe and Israel as well as SunRay's power plant development and project finance teams. In addition, we internally grew our Americas-based power plant development and project finance teams. These additions have allowed us to establish a scalable, fully integrated, vertical approach to developing utility-scale photovoltaic power plants in a sustainable way. The power plant development and project finance teams evaluate sites for solar developments; obtain land rights through purchase and lease options; conduct environmental and grid transmission studies; and obtain building, construction and grid-interconnection permits, licenses and regulatory approvals.

The plants and project development rights, initially owned by us, are sold to third parties through our UPP Segment. In the United States, commercial and electric utility customers typically choose to purchase solar electricity under a PPA with an investor or financing company that buys the system from us. In Europe and Israel, the projects are typically purchased by an investor or financing company and operated as central-station solar power plants.

For more information about the costs associated with solar park project development see “Item 1A: Risk Factors” including "We may make significant investments in building solar power plants without first obtaining project financing, and the delayed sale of our projects would adversely affect our business, liquidity and results of operations" and "Due to the general economic environment and other factors, we may be unable to generate sufficient cash flows or obtain access to external financing necessary to fund our operations and make adequate capital investments as planned."

Research and Development

We engage in extensive research and development efforts to improve solar cell efficiency through enhancement of our existing products, development of new techniques such as concentrating photovoltaic power, and reducing manufacturing cost and complexity. Our research and development group works closely with our manufacturing facilities, our equipment suppliers and our customers to improve our solar cell design and to lower solar cell, solar panel and system product manufacturing and assembly costs. In addition, we have dedicated employees who work closely with our current and potential suppliers of crystalline silicon, a key raw material used in the manufacture of our solar cells, to develop specifications that meet our standards and ensure the high quality we require, while at the same time controlling costs.

We have government contracts that enable us to develop new technologies and pursue additional research opportunities while helping to offset our research and development expense. In fiscal 2007, we signed a Solar America Initiative research and development agreement with the United States Department of Energy under which we were awarded $24.1 million. The award was fully funded by the end of the third quarter of fiscal 2010. Payments received under these contracts offset our research and development expense by approximately 10%, 22% and 25% in fiscal 2010, 2009 and 2008, respectively. Our research and development expenditures, net of payments received under these contracts, were approximately $49.1 million, $31.6 million and $21.5 million for fiscal 2010, 2009 and 2008, respectively.

 For more information about these contracts, including the government’s rights to use technology developed as a result of such contracts, please see “Item 1A: Risk Factors” including “Our reliance on government programs to partially fund our research and development programs could impair our ability to commercialize our solar power products and services.”

Supplier Relationships, Manufacturing and Module Assembly

We purchase polysilicon, ingots, wafers, solar cells, third-party standard efficiency solar panels and balance of system components from various manufacturers, including joint ventures, on both a contracted and a purchase order basis. We have contracted with some of our suppliers for multi-year supply agreements. Under such agreements, we have annual minimum purchase obligations and in certain cases prepayment obligations. We currently believe our supplier relationships and various short- and long-term contracts will afford us the volume of material and services required to meet our planned output. For more information about risks related to our supply chain, please see “Item 1A: Risk Factors” including “Limited competition among suppliers has required us in some instances to enter into long-term, firm commitment supply agreements that could result in excess or insufficient inventory and place us at a competitive disadvantage.”

We are working with our suppliers and partners along all steps of the value chain to reduce costs by improving manufacturing technologies and expanding economies of scale. Crystalline silicon is the leading commercial material for solar cells and is used in several forms, including single-crystalline, or monocrystalline silicon, multicrystalline, or polycrystalline silicon, ribbon and sheet silicon and thin-layer silicon. Our solar cell value chain starts with high purity silicon called polysilicon. Polysilicon is created by refining quartz or sand. We have negotiated multiple long-term, fixed price contracts with large polysilicon suppliers.

Polysilicon is melted and grown into crystalline ingots by companies specializing in ingot growth, such as our joint venture Woongjin Energy Co., Ltd. (“Woongjin Energy”) located in South Korea. The ingots are sliced into wafers by our joint venture First Philec Solar Corporation (“First Philec Solar”) located in the Philippines, and by other vendors. The wafers are processed into solar cells in our two manufacturing facilities located in the Philippines and by our joint venture AUO SunPower Sdn. Bhd. ("AUOSP") located in Malaysia. Our first facility (“FAB1”) is 215,000 square feet and began operations in the fall of 2004. In August 2006, we purchased a 344,000 square foot building in the Philippines (“FAB2”), which is located approximately 20 miles from FAB1, and began operations in the summer of 2007. We currently operate four solar cell manufacturing lines and twelve solar cell manufacturing lines at FAB1 and FAB2, respectively, with a total rated annual solar cell manufacturing capacity of 590 MW.

In December 2010, we announced the inauguration of AUOSP, SunPower's joint venture solar cell manufacturing facility ("FAB3") in Malaysia with AU Optronics Corp. ("AUO"). The construction and ramp of FAB3, located in Melaka, south of Kuala Lumpur, will continue through 2013 and, when completed, is expected to generate more than 1,400 MW annually of high-efficiency solar cells. The first of two factory buildings will house fourteen solar cell manufacturing lines when fully online. FAB3 began production in October 2010 and as of January 2, 2011 operates two solar cell manufacturing lines with a rated annual solar cell manufacturing capacity of 50 MW each.

Using our solar cells, we manufacture our solar panels at our solar panel assembly facility located in the Philippines where we currently operate six solar panel assembly lines with a rated annual solar panel manufacturing capacity of 220 MW. Our solar panels are also assembled for us by third-party contract manufacturers in China, Mexico and Poland. In addition, we recently partnered with a contract manufacturer to establish a solar panel assembly facility located in Milpitas, California.

We source the solar panels and balance of system components based on quality, performance and cost considerations both internally and from third-party suppliers. We generally assemble proprietary components, such as cementitious coatings and certain adhesive applications, while we purchase generally available components from third-party suppliers. Certain of our products, such as our SunTile products, are assembled at our third-party contractors’ assembly plant prior to shipment to the project location. Other products such as our SunPower Tracker and SunPower T-10 commercial roof tiles are field assembled with components shipped directly from suppliers. We currently have the capacity to produce up to an aggregate of 600 MW of our PowerGuard, SunTile, SunPower Tracker, T-0, T-5 and T-10 products per year, depending on product mix, in our California assembly plant and third-party contractors’ assembly plants. The balance of system components can make up as much as two-thirds of the cost of a solar power system. Therefore, we are focused on standardizing our products with the goal of driving down installation costs, such as with our SunPower Oasis operating system.

Customers

In our UPP Segment, our customers typically include investors, financial institutions, project developers, electric utilities and independent power producers in the United States, Europe and Asia. In our R&C Segment, we primarily sell our products to commercial and governmental entities, production home builders, and our third-party global dealer network serving residential owners and small commercial building owners. In the residential homeowner market, we sell our products to customers primarily in the United States, Australia and Europe while our commercial, governmental and production home builders are typically in the United States.

We work with development, construction, system integration and financing companies to deliver our solar power systems to wholesale sellers, retail sellers, and retail users of electricity. In the United States, we often work with investors and financing companies that purchase solar power systems from us, and they then sell solar electricity generated from these systems under PPAs to utilities or end-use customers. End-use customers typically pay the investors and financing companies over an extended period of time based on energy they consume from the solar power systems, rather than paying for the full capital cost of purchasing the solar power systems. Worldwide, we have more than 650 MW of SunPower solar power systems operating or under contract. In addition, our dealer network and our new homes division have deployed thousands of SunPower rooftop solar power systems to residential customers.

We sell our products in North America, Europe, the Middle East, Asia and Australia, principally in regions where government incentives have accelerated solar power adoption. In fiscal 2010, we opened offices in new markets such as England, Greece, Israel and Malta through our acquisition of SunRay and continued to invest in established markets such as France, Germany, Italy, Spain and Japan. We anticipate developing additional customer relationships in other markets and geographic regions as we expand our business. We generally do not have long-term agreements with our customers, see “Item 1A: Risk Factors” including “We often do not have long-term agreements with our customers and accordingly could lose customers without warning, which could cause our operating results to decline.”

We have four customers that each accounted for 10 percent or more of our total revenue in one or more of fiscal years 2010, 2009 and 2008 as follows:

		Year Ended
(As a percentage of total revenue)		January 2, 2011	January 3, 2010	December 28, 2008
Significant Customers:	Business Segment
Customer A	UPP	12%	*	*
Customer B	UPP	*	12%	*
Customer C	UPP	*	*	18%
Customer D	UPP	*	*	11%

 *    denotes less than 10% during the period

In fiscal 2010, we completed the construction and sale of the 72 MWac Montalto di Castro solar park, the largest solar park in Italy, and a 17 MWac solar power plant in Colorado, to a consortium of international investors which includes one significant customer. In fiscal 2009, we constructed a 25 MWac solar power plant in Desoto County, Florida, and a 10 MWac solar power plant at the Kennedy Space Center in Florida for a significant customer. In fiscal 2008, we energized several large-scale solar power plants for significant customers in Spain rated at over 40 MWac in the aggregate.

Geographic Information

Information regarding the physical location of our property, plant and equipment and our foreign and domestic operations is contained in Note 6 and Note 16, respectively, of Notes to Consolidated Financial Statements in Part II - "Item 8: Financial Statements and Supplemental Data," which information is incorporated herein by reference.

Seasonal Trends

Our business is subject to industry-specific seasonal fluctuations. Sales have historically reflected these seasonal trends with the largest percentage of total revenues realized during the last two calendar quarters of a fiscal year. Lower seasonal demand normally results in reduced shipments and revenues in the first two calendar quarters of a fiscal year. There are various reasons for this seasonality, mostly related to economic incentives and weather patterns. For example, in European countries with feed-in tariffs, the construction of solar power systems may be concentrated during the second half of the calendar year, largely due to the annual reduction of the applicable minimum feed-in tariff and the fact that the coldest winter months are January through March. In the United States, customers will sometimes make purchasing decisions towards the end of the year in order to take advantage of tax credits or for other budgetary reasons. In addition, sales in the new home development market are often tied to construction market demands which tend to follow national trends in construction, including declining sales during cold weather months.

Marketing and Sales

We market and sell solar electric power technologies worldwide through a direct sales force and through our third-party global dealer network. We sell products and services to residential, commercial, utility and power plant customers.

Through both our R&C and UPP Segments, we have direct sales personnel, and within our R&C Segment, we also have dealer representatives. Our direct sales personnel and dealer representatives are located in Australia, France, Germany, Greece, Italy, Japan, Korea, Spain, Switzerland and the United States. During fiscal 2010, we expanded the size of our dealer network to approximately 1,500 dealers worldwide from 1,000 in fiscal 2009. Approximately 63%, 56% and 69% of our total revenue for fiscal 2010, 2009 and 2008, respectively, was derived through our direct sales personnel, with the remainder from dealer representatives. We provide warranty coverage on systems we sell through our direct sales personnel and dealers through both the R&C and UPP Segments. To the extent we sell through dealers, we may provide system design and support services while the dealers are responsible for construction, maintenance and service.

Our overall marketing programs include conferences and seminars, website and social media campaigns, sales training, public relations and advertising. Our marketing group is also responsible for driving many qualified leads to support our sales teams lead generation efforts and assessing the productivity of our lead pipeline. For our R&C Segment, we assist our dealer network through a marketing resource center and customer support organization. We have marketing personnel in San Jose and Richmond, California, and Trenton, New Jersey, United States, as well as in Frankfurt, Germany, Madrid, Spain and Geneva, Switzerland.

Backlog

Our solar power system project backlog within our North American commercial business and our systems business within the R&C Segment and UPP Segment, respectively, represents the uncompleted portion of contracted and financed projects. Contingent customer orders, including our 250 MWac California Valley Solar Ranch Project, that are not yet financed are excluded from backlog as of January 2, 2011. Our solar power system projects are often cancelable by our customers under certain conditions. In addition, revenue and related costs are often subject to delays or scope modifications based on change orders agreed to with our customers, or changes in the estimated construction costs to be incurred in completing the project.

Our residential and light commercial business and the components business within the R&C Segment and UPP Segment, respectively, include large volume sales of solar panels, mounting systems and other solar equipment to third parties, which are typically ordered by our third-party global dealer network and customers under standard purchase orders with relatively short delivery lead-times, generally within one to three months. We have entered into multi-year supply agreements with certain customers of our components business that contain minimum firm purchase commitments. However, specific products that are to be delivered and the related delivery schedules under these long-term contracts are often subject to modifications based on change orders and amendments agreed to with our customers. Our backlog represents the uncompleted portion of firm purchase commitments and open purchase orders by our third-party global dealer network.

Management believes that backlog at any particular date is not necessarily a meaningful indicator of future revenue for any particular period of time because our backlog excludes contracts signed and completed in the same quarter and contracts still conditioned upon obtaining financing. Backlog totaled approximately $1,373 million and $773 million as of January 2, 2011 and January 3, 2010, respectively, an increase of $600 million year-over-year primarily related to the growth of our system project backlog in both the R&C Segment and UPP Segment. Approximately $1,266 million of our backlog at January 2, 2011 is currently planned to be recognized as revenue during fiscal 2011.

Competition

The market for solar electric power technologies is competitive and continually evolving. We expect to face increased competition, which may result in price reductions, reduced margins or loss of market share. Our solar power products and systems compete with a large number of competitors in the solar power market, including, but not limited to:

•	R&C Segment: Canadian Solar Inc., JA Solar Holdings Co., Kyocera Corporation, Mitsubishi Corporation,

Q-Cells AG, Sanyo Corporation (a subsidiary of Panasonic Corporation), Sharp Corporation, SolarWorld AG, Suntech Power Holdings Co. Ltd., Trina Solar Ltd., and Yingli Green Energy Holding Co. Ltd.

•
UPP Segment: Abengoa Solar S.A., Acconia Energia S.A., AES Solar Energy Ltd., Chevron Energy Solutions (a subsidiary of Chevron Corporation), EDF Energy plc, First Solar Inc., NextEra Energy, Inc., OPDE Group, Sempra Energy, Solar Millennium AG, Solargen Energy, Inc., SunEdison (a subsidiary of MEMC Electronic Materials Inc.), and Tessera Solar.

We also face competition from resellers that have developed related offerings that compete with our product and service offerings, or have entered into strategic relationships with other existing solar power system providers. We compete for limited government funding for research and development contracts, customer tax rebates and other programs that promote the use of solar and other renewable forms of energy with other renewable energy providers and customers.

In addition, universities, research institutions and other companies have brought to market alternative technologies such as thin films and concentrators, which compete with our technology in certain applications. Furthermore, the solar power market in general competes with conventional fossil fuels supplied by utilities and other sources of renewable energy such as wind, hydro, biomass, solar thermal and emerging distributed generation technologies such as micro-turbines, sterling engines and fuel cells.

In the large-scale on-grid solar power systems market, we face direct competition from a number of companies, including those that manufacture, distribute, or install solar power systems as well as construction companies that have expanded into the renewable sector. In addition, we will occasionally compete with distributed generation equipment suppliers.

We believe that the key competitive factors in the market for solar panels include:

•	total system price;

•	levelized cost of energy (“LCOE”) evaluation of the lifecycle energy costs and lifecycle energy production;

•	power efficiency and performance;

•	aesthetic appearance of solar panels;

•	strength of distribution relationships;

•	timeliness of new product introductions; and

•	warranty protection, quality and customer service.

The principal elements of competition in the solar power systems market include technical expertise, experience, delivery capabilities, diversity of product offerings, financing structures, marketing and sales, price, product performance, quality, efficiency and reliability, and technical service and support. We believe that we can compete favorably with respect to each of these factors, although we may be at a disadvantage in comparison to larger companies with broader product lines, greater technical service and support capabilities, and financial resources. For more information about risks related to our competition, please see “Item 1A: Risk Factors” including “The increase in the global supply of solar cells and panels, and increasing competition, may cause substantial downward pressure on the prices of our products and cause us to lose sales or market share, resulting in lower revenues, earnings, and cash flow" and "If we fail to successfully develop and introduce new and enhanced products and services, while continuing to reduce our costs, we may not be able to compete effectively, and our ability to generate revenues will suffer.”

Intellectual Property

We rely on a combination of patent, copyright, trade secret, trademark and contractual protections to establish and protect our proprietary rights. “SunPower” is our registered trademark in countries throughout the world for use with solar cells, solar panels and mounting systems. We also hold registered trademarks for "PowerLight," "PowerGuard," "PowerTracker" and "SunTile" in certain countries. We are seeking and will continue to seek registration of the “SunPower” trademark and other trademarks in additional countries as we believe is appropriate. As of January 2, 2011, we held registrations for 9 trademarks in the United States, and had 8 trademark registration applications pending. We also held 20 trademarks and had over 19 trademark applications pending in foreign jurisdictions. We require our business partners to enter into confidentiality and nondisclosure agreements before we disclose any sensitive aspects of our solar cells, technology or business plans. We typically enter into proprietary information agreements with employees, consultants, vendors, customers and joint venture partners.

We own multiple patents and patent applications which cover aspects of the technology in the solar cells and mounting systems that we currently manufacture and market. We continue to file for and receive new patent rights on a regular basis. The lifetime of a utility patent typically extends for 20 years from the date of filing with the relevant government authority. We assess appropriate opportunities for patent protection of those aspects of our technology, designs, methodologies and processes that we believe provide significant competitive advantages to us, and for licensing opportunities of new technologies relevant to our business. As of January 2, 2011, we held 78 patents in the United States, which will expire at various times between now and 2029, and had 125 patent applications pending. We also held 63 patents and had 239 patent applications pending in foreign jurisdictions. While patents are an important element of our intellectual property strategy, our business as a whole is not dependent on any one patent or any single pending patent application. Additionally, we rely on trade secret rights to protect our proprietary information and know-how. We employ proprietary processes and customized equipment in our manufacturing facilities. We therefore require employees and consultants to enter into confidentiality agreements to protect them.

We are currently in litigation in California state court against PVT Solar, Inc. ("PVT Solar") and three current PVT Solar employees relating to alleged violations by such employees of our trade secret rights. The current CEO of PVT Solar is a former employee of SunPower.

For more information about risks related to our intellectual property, please see “Item 1A: Risk Factors” including “We are dependent on our intellectual property, and we may face intellectual property infringement claims that could be time-consuming and costly to defend and could result in the loss of significant rights” and “We rely substantially upon trade secret laws and contractual restrictions to protect our proprietary rights, and, if these rights are not sufficiently protected, our ability to compete and generate revenue could suffer” and “We may not obtain sufficient patent protection on the technology embodied in the solar products we currently manufacture and market, which could harm our competitive position and increase our expenses.”

Public Policy Considerations

Different policy mechanisms have been used by governments to accelerate the adoption of solar power. Examples of customer-focused financial mechanisms include capital cost rebates, performance-based incentives, feed-in tariffs, tax credits and net metering. Some of these government mandates and economic incentives are scheduled to be reduced or to expire, or could be eliminated altogether, including the feed-in tariffs in Germany and Italy. Capital cost rebates provide funds to customers based on the cost and size of a customer’s solar power system. Performance-based incentives provide funding to a customer based on the energy produced by their solar power system. Feed-in tariffs pay customers for solar power system generation based on energy produced, at a rate generally guaranteed for a period of time. Tax credits reduce a customer’s taxes at the time the taxes are due. In the United States and other countries, net metering has often been used as a supplemental program in conjunction with other policy mechanisms. Under net metering, a customer can generate more energy than used, during which periods the electricity meter will spin backwards. During these periods, the customer “lends” electricity to the grid, retrieving an equal amount of power at a later time.

In addition to the mechanisms described above, new market development mechanisms to encourage the use of renewable energy sources continue to emerge. For example, many states in the United States have adopted renewable portfolio standards which mandate that a certain portion of electricity delivered to customers come from eligible renewable energy resources. In certain developing countries, governments are establishing initiatives to expand access to electricity, including initiatives to support off-grid rural electrification using solar power. For more information about risks related to public policies, please see “Item 1A: Risk Factors” including "The reduction, modification or elimination of government and economic incentives could cause our revenue to decline and harm our financial results" and “Existing regulations and policies and changes to these regulations and policies may present technical, regulatory and economic barriers to the purchase and use of solar power products, which may significantly reduce demand for our products and services.”

Environmental Regulations

We use, generate and discharge toxic, volatile or otherwise hazardous chemicals and wastes in our research and development, manufacturing and construction activities. We are subject to a variety of foreign, federal, state and local governmental laws and regulations related to the purchase, storage, use and disposal of hazardous materials.

We believe that we have all environmental permits necessary to conduct our business and expect to obtain all necessary environmental permits for future construction activities. We believe that we have properly handled our hazardous materials and wastes and have appropriately remediated any contamination at any of our premises. We are not aware of any pending or threatened environmental investigation, proceeding or action by foreign, federal, state or local agencies, or third parties involving our current facilities. Any failure by us to control the use of, or to restrict adequately the discharge of, hazardous substances could subject us to substantial financial liabilities, operational interruptions and adverse publicity, any of which could materially and adversely affect our business, results of operations and financial condition.

Employees

As of January 2, 2011, we had approximately 5,150 employees worldwide, including approximately 700 employees located in the United States, 4,130 employees located in the Philippines and 320 employees located in other countries. Of these employees, approximately 3,850 were engaged in manufacturing, 190 in construction projects, 210 in research and development, 580 in sales and marketing and 320 in general and administrative services. None of our employees are represented by labor unions. Employees located in France, Italy and Spain are covered by collective bargaining agreements. We have never experienced a work stoppage and we believe relations with our employees are good.

Additional Information

We were originally incorporated in California in April 1985 by Dr. Richard Swanson to develop and commercialize high-efficiency solar cell technologies. Cypress Semiconductor Corporation ("Cypress") made a significant investment in SunPower in 2002 and in November 2004, Cypress acquired 100% ownership of all outstanding shares of our capital stock, excluding unexercised warrants and options. In November 2005, we reincorporated in Delaware, created two classes of common stock and held an initial public offering (“IPO”) of our class A common stock. After completion of our IPO, Cypress held all the outstanding shares of our class B common stock. On September 29, 2008, Cypress distributed to its shareholders all of its shares of our class B common stock, in the form of a pro rata dividend to the holders of record as of September 17, 2008 of Cypress common stock. As a result, our class B common stock trades publicly and is listed on the Nasdaq Global Select Market under the symbol “SPWRB”, along with our class A common stock under the symbol “SPWRA”, and we discontinued being a subsidiary of Cypress.

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

ITEM 1A: RISK FACTORS

Our operations and financial results are subject to various risks and uncertainties, including risks related to our supply chain, sales channels, liquidity, operations, intellectual property, and our debt and equity securities. Although we believe that we have identified and discussed below certain key risk factors affecting our business, there may be additional risks and uncertainties that are not presently known or that are not currently believed to be significant that may also adversely affect our business, financial condition, results of operations, cash flows, and trading price of our class A and class B common stock as well as our 4.50% senior convertible debentures, 4.75% senior convertible debentures, 1.25% senior convertible debentures and 0.75% senior convertible debentures.

Risks Related to Our Sales Channels

The increase in the global supply of solar cells and panels, and increasing competition, may cause substantial downward pressure on the prices of such products and cause us to lose sales or market share, resulting in lower revenues, earnings, and cash flow.

Global solar cell and panel production capacity materially increased in 2009 and 2010, and is expected to continue to increase in the future. Many competitors or potential competitors, particularly in China, continue to expand their production, creating a potential oversupply of solar panels and cells in key markets. Increases in solar panel production and industry competition have resulted, and will continue to result, in substantial downward pressure on the price of solar cells and panels, including SunPower products. Increasing competition could also result in us losing sales or market share. Such price reductions or loss of sales or market share could continue to have a negative impact on our revenue and earnings, and could materially adversely affect our business and financial condition and cash flows. See also "If we fail to successfully develop and introduce new and enhanced products and services, while continuing to reduce our costs, we may not be able to compete effectively, and our ability to generate revenues will suffer."

Our operating results will be subject to fluctuations and are inherently unpredictable and in particular, revenues from our UPP Segment are susceptible to large fluctuations.

We do not know if our revenue will grow, or if it will grow sufficiently to outpace our expenses, which we expect to increase as we expand our manufacturing capacity. For example, in the second fiscal quarter of 2010 we experienced a net loss. We may not be profitable on a quarterly basis. Our quarterly revenue and operating results will be difficult to predict and have in the past fluctuated from quarter to quarter. In particular, revenue in our UPP Segment is difficult to forecast and is susceptible to large fluctuations. The amount, timing and mix of sales in our UPP Segment, often for a single medium or large-scale project, may cause large fluctuations in our revenue and other financial results as, at any given time, our UPP Segment is dependent on large-scale projects and often a single project can account for a material portion of our total revenue in a given quarter. Our inability to monetize our projects as planned, or any delay in obtaining the required initial payments to begin recognizing revenue under the relevant recognition criteria, and the corresponding revenue impact under the percentage-of-completion method of recognizing revenue, may similarly cause large fluctuations in our revenue and other financial results. A delayed disposition of a project could require us to recognize a gain on the sale of assets instead of recognizing revenue. Further, our revenue mix of materials sales versus project sales can fluctuate dramatically from quarter to quarter, which may adversely affect our margins and financial results in any given period. Any decrease in revenue from our large UPP Segment customers, whether due to a loss or delay of projects or an inability to collect, could have a significant negative impact on our business. Our agreements with these customers may be cancelled if we fail to meet certain product specifications or materially breach the agreement. In the event of a customer bankruptcy, our customers may seek to renegotiate the terms of current agreements or renewals. In addition, the failure by any significant customer to pay for orders, whether due to liquidity issues or otherwise, could materially and adversely affect our results of operations. Any of the foregoing may cause us to miss any current and future revenue or earnings guidance and negatively impact liquidity.

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

The execution of our growth strategy is dependent upon the continued availability of third-party financing arrangements for our solar power plants and our customers, and is affected by general economic conditions.

The general economy and limited availability of credit and liquidity could materially and adversely affect our business and results of operations. We often require project financing for development and construction of our solar power plant projects, which require significant investments before the equity is later sold to investors. Many purchasers of our systems projects have entered into third-party arrangements to finance their systems over an extended period of time while many end-customers have chosen to purchase solar electricity under a power purchase agreement (“PPA”) with an investor or financing company that purchases the system from us or our authorized dealers. In addition, under our power purchase business model, we often execute PPAs directly with the end-user customer purchasing solar electricity, with the expectation that we will later assign the PPA to a financier. Under such arrangements, the financier separately contracts with us to build and acquire the solar power system, and then sells the electricity to the end-user customer under the assigned PPA. When executing PPAs with the end-user customers, we seek to mitigate the risk that a financier will not be available for the project by allowing termination of the PPA in such event without penalty. However, we may not always be successful in negotiating for penalty-free termination rights for failure to obtain financing, and certain end-user customers have required substantial financial penalties in exchange for such rights. These structured finance arrangements are complex and may not be feasible in many situations.

Due to the general challenging credit markets worldwide, we may be unable to obtain project financing for our projects, customers may be unable or unwilling to finance the cost of our products, we may have difficulties in reaching agreements with financiers to finance the construction of our solar power systems, or the parties that have historically provided this financing may cease to do so, or only do so on terms that are substantially less favorable for us or our customers, any of which could materially and adversely affect our revenue and growth in all segments of our business. The lack of project financing could delay the development and construction of our solar power plant projects, thus reducing our revenues in the UPP

Segment from the sale of such projects. Many customers, especially in the United States, choose to purchase solar electricity under a PPA with a financing company that buys the system from us and the lack of availability of such financing could lead to reduced revenues. If economic recovery is slow in the United States or elsewhere, we may experience decreases in the demand for our solar power products, which may harm our operating results. We may in some cases seek to pursue partnership arrangements with financing entities to assist residential and other customers to obtain financing for the purchase or lease of our systems, which would expose us to credit or other risks. In addition, a rise in interest rates would likely increase our customers’ cost of financing our products and could reduce their profits and expected returns on investment in our products. The general reduction in available credit to would-be borrowers, the poor state of economies worldwide, and the condition of housing markets worldwide, could delay or reduce our sales of products to new homebuilders and authorized resellers.

The reduction, modification or elimination of government and economic incentives could cause our revenue to decline and harm our financial results.

The market for on-grid applications, where solar power is used to supplement a customer’s electricity purchased from the utility network or sold to a utility under tariff, depends in large part on the availability and size of government mandates and economic incentives because, at present, the cost of solar power generally exceeds retail electric rates in many locations. Such incentives vary by geographic market. Various government bodies in most of the countries where we do business have provided incentives in the form of feed-in tariffs, rebates, and tax credits and other incentives and mandates, such as renewable portfolio standards, to end-users, distributors, system integrators and manufacturers of solar power products to promote the use of solar energy in on-grid applications and to reduce dependency on other forms of energy. Some of these government mandates and economic incentives are scheduled to be reduced or to expire, or could be fundamentally restructured, including the feed-in tariffs in Germany and Italy. Since our acquisition of SunRay Malta Holdings Limited (“SunRay”) in March 2010, project development business in Europe, and particularly Italy in the near term, have expanded significantly, increasing our exposure to regulatory changes in certain European countries. Because our sales are into the on-grid market, the reduction, modification or elimination of government mandates and economic incentives in one or more of our customer markets would materially and adversely affect the growth of such markets or result in increased price competition, either of which could cause our revenue to decline and harm our financial results.

Existing regulations and policies and changes to these regulations and policies may present technical, regulatory and economic barriers to the purchase and use of solar power products, which may significantly reduce demand for our products and services.

The market for electricity generation products is heavily influenced by federal, state and local government regulations and policies concerning the electric utility industry in the United States and abroad, as well as policies promulgated by electric utilities. These regulations and policies often relate to electricity pricing and technical interconnection of customer-owned electricity generation, and could deter further investment in the research and development of alternative energy sources as well as customer purchases of solar power technology, which could result in a significant reduction in the potential demand for our solar power products. We anticipate that our solar power products and their installation will continue to be subject to oversight and regulation in accordance with federal, state, local and foreign regulations relating to construction, safety, environmental protection, utility interconnection and metering, and related matters. It is difficult to track the requirements of individual states or local jurisdictions and design equipment to comply with the varying standards. Any new regulations or policies pertaining to our solar power products may result in significant additional expenses to us, our resellers and our resellers’ customers, which could cause a significant reduction in demand for our solar power products. See also "Risks Related to Our Operations—We sell our solar products to agencies of the U.S. government, and as a result, we are subject to a number of procurement rules and regulations, and our business could be adversely affected by an audit by the U.S. government if it were to identify errors or failure to comply with regulations."

We may incur unexpected warranty and product liability claims that could materially and adversely affect our financial condition and results of operations.

Our current standard product warranty for our solar panels includes a 10-year warranty period for defects in materials and workmanship and a 25-year warranty period for declines in power performance. We believe our warranty periods are consistent with industry practice. We perform accelerated lifecycle testing that expose our solar panels to extreme stress and climate conditions in both environmental simulation chambers and in actual field deployments in order to highlight potential failures that would occur over the 25-year warranty period. Due to the long warranty period, we bear the risk of extensive warranty claims long after we have shipped product and recognized revenue. Although we conduct accelerated testing of our solar panels and have several years of experience with our all-back-contact solar cell architecture, our solar panels have not and cannot be tested in an environment that exactly simulates the 25-year warranty period and it is difficult to test for all conditions that may occur in the field. We have sold solar panels since the early 2000's and have therefore not tested the full warranty cycle.

In our project installations, our current standard warranty for our solar power systems differs by geography and end-customer application and usually includes a limited warranty of up to 10 years for defects in work and workmanship, after which the customer may typically extend the period covered by its warranty for an additional fee. Due to the long warranty period, we bear the risk of extensive warranty claims long after we have completed a project and recognized revenues. Warranty and product liability claims may also result from defects or quality issues in certain third party technology and components that our business incorporates into its solar power systems, particularly solar cells and panels, over which we have little or no control. While we generally pass through manufacturer warranties we receive from our suppliers to our customers, in some circumstances, we may be responsible for repairing or replacing defective parts during our warranty period, often including those covered by manufacturers' warranties, or incur other non-warranty costs. If the manufacturer disputes or otherwise fails to honor its warranty obligations, we may be required to incur substantial costs before we are compensated, if at all, by the manufacturer. Furthermore, our warranties may exceed the period of any warranties from our suppliers covering components, such as third party solar cells, third party panels and third party inverters, included in our systems. In addition, manufacturer warranties may not fully compensate us for losses associated with third-party claims caused by defects or quality issues in their products. For example, most manufacturer warranties exclude many losses that may result from a system component's failure or defect, such as the cost of de-installation, re-installation, shipping, lost electricity, lost renewable energy credits or other solar incentives, personal injury, property damage, and other losses. In certain cases our direct warranty coverage provided by SunPower to our customers, and therefore our financial exposure, may exceed our recourse available against cell, panel or other manufacturers for defects in their products. In addition, in the event we seek recourse through warranties, we will also be dependent on the creditworthiness and continued existence of the suppliers to our business.

Increases in the defect rate of SunPower or third party products could cause us to increase the amount of warranty reserves and have a corresponding negative impact on our results of operations. Further, potential future product failures could cause us to incur substantial expense to repair or replace defective products, and we have agreed in some circumstances to indemnify our customers and our distributors against liability from some defects in our solar products. A successful indemnification claim against us could require us to make significant damage payments. Repair and replacement costs, as well as successful indemnification claims, could materially and negatively impact our financial condition and results of operations.

Like other retailers, distributors and manufacturers of products that are used by customers, we face an inherent risk of exposure to product liability claims in the event that the use of the solar power products into which solar cells and solar panels are incorporated results in injury, property damage or other damages. We may be subject to warranty and product liability claims in the event that our solar power systems fail to perform as expected or if a failure of our solar power systems results, or is alleged to result, in bodily injury, property damage or other damages. Since our solar power products are electricity producing devices, it is possible that our systems could result in injury, whether by product malfunctions, defects, improper installation or other causes. In addition, since we only began selling our solar cells and solar panels in the early 2000s and the products we are developing incorporate new technologies and use new installation methods, we cannot predict whether or not product liability claims will be brought against us in the future or the effect of any resulting negative publicity on our business. Moreover, we may not have adequate resources in the event of a successful claim against us. We rely on our general liability insurance to cover product liability claims and have not obtained separate product liability insurance. A successful warranty or product liability claim against us that is not covered by insurance or is in excess of our available insurance limits could require us to make significant payments of damages. In addition, quality issues can have various other ramifications, including delays in the recognition of revenue, loss of revenue, loss of future sales opportunities, increased costs associated with repairing or replacing products, and a negative impact on our goodwill and reputation, which could also adversely affect our business and operating results.

If we fail to successfully develop and introduce new and enhanced products and services, while continuing to reduce our costs, we may not be able to compete effectively, and our ability to generate revenues will suffer.

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

Our solar panels are currently competitive in the market compared with lower cost conventional solar cells, such as thin-film, due to their higher efficiency. If our competitors are able to drive down their manufacturing costs faster than us, our products may become less competitive even when adjusted for efficiency. If we cannot effectively execute our cost reduction roadmap, our competitive position would suffer, and we could lose market share and our margins would be adversely impacted as we face downward pricing pressure.

Our failure to further refine our technology and develop and introduce new solar power products could cause our products or our manufacturing facilities to become uncompetitive or obsolete, which could reduce our market share and cause our sales to decline. This will require us to continuously develop new solar power products and enhancements for existing solar power products to keep pace with evolving industry standards, competitive pricing and changing customer requirements. If we cannot continually improve the efficiency of our solar panels as compared to those of our competitors', our pricing will become less competitive, and we could lose market share and our margins would be adversely impacted. As we introduce new or enhanced products or integrate new technology into our products, we will face risks relating to such transitions including, among other things, technical challenges, acceptance of products by our customers, disruption in customers’ ordering patterns, insufficient supplies of new products to meet customers’ demand, possible product and technology defects arising from the integration of new technology and a potentially different sales and support environment relating to any new technology. Our failure to manage the transition to newer products or the integration of newer technology into our products could adversely affect our business’s operating results and financial condition.

A limited number of customers are expected to continue to comprise a significant portion of our revenues and any decrease in revenue from these customers could have a significant adverse effect on us.

Even though we expect our customer base to expand and our revenue streams to diversify, a substantial portion of our revenues could continue to depend on sales to a limited number of customers and the loss of sales to or inability to collect from these customers would have a significant negative impact on our business. Our agreements with these customers may be cancelled if we fail to meet certain product specifications, materially breach the agreement, or in the event of bankruptcy, and our customers may seek to renegotiate the terms of current agreements or renewals. In addition, the failure by any significant customer to pay for orders, whether due to liquidity issues or otherwise, could materially and negatively affect our results of operations.

We often do not have long-term agreements with our customers and accordingly could lose customers without warning, which could cause our operating results to decline.

Our product sales to residential dealers and components customers are frequently not accomplished under long-term agreements. We also contract to construct or sell large projects with no assurance of repeat business from the same customers in the future. Although we believe that cancellations on our purchase orders to date have been insignificant, our customers may cancel or reschedule purchase orders with us on relatively short notice. Cancellations or rescheduling of customer orders could result in the delay or loss of anticipated sales without allowing us sufficient time to reduce, or delay the incurrence of, our corresponding inventory and operating expenses. In addition, changes in forecasts or the timing of orders from these or other customers expose us to the risks of inventory shortages or excess inventory. These circumstances, in addition to the completion and non-repetition of large projects, variations in average selling prices, changes in the relative mix of sales of solar equipment versus solar project installations, and the fact that our supply agreements are generally long-term in nature and many of our other operating costs are fixed, in turn could cause our operating results to fluctuate and may result in a material adverse effect in our business and financial results.

Almost all of our engineering, procurement and construction ("EPC") contracts are fixed price contracts which may be insufficient to cover unanticipated or dramatic changes in costs over the life of the project.

Almost all of our EPC contracts in both our UPP Segment and R&C Segment are fixed price contracts. All essential costs are estimated at the time of entering into the EPC contract for a particular project, and these are reflected in the overall price that we charge our customers for the project. These cost estimates are preliminary and may or may not be covered by contracts between us or the subcontractors, suppliers and any other parties that may become necessary to complete the project. Thus, if the cost of materials were to rise dramatically as a result of sudden increased demand, these costs may have to be borne by us.

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

The competitive environment in which we operate often requires us to undertake customer obligations that could materially and adversely affect our financial condition and results of operations if our customer obligations are more costly than expected.

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

Such financing arrangements and customer obligations involve complex accounting analyses and judgments regarding the timing of revenue and expense recognition, and in certain situations these factors may require us to defer revenue recognition until projects are completed, which could adversely affect revenue and profits in a particular period.

Risks Related to Our Liquidity

Due to the general economic environment and other factors, we may be unable to generate sufficient cash flows or obtain access to external financing necessary to fund our operations and make adequate capital investments as planned.

We anticipate that our operating and capital expenditures will increase substantially in the foreseeable future. To develop new products, support future growth, achieve operating efficiencies and maintain product quality, we must make significant capital investments in manufacturing technology, facilities and capital equipment, research and development, and product and process technology. We also anticipate increased costs as we expand our manufacturing operations, hire additional personnel, make advance payments for raw materials or pay more to procure such materials, especially polysilicon, increase our sales and marketing efforts, invest in joint ventures and acquisitions, and continue our research and development efforts with respect to our products and manufacturing technologies. In addition, we expect to invest a significant amount of capital to develop solar power systems and plants initially owned by us. The development and construction of solar power plants can require long periods of time and substantial initial investments. The delayed disposition of such projects could have a negative impact on our liquidity. See "Risk Related to Our Operations—We may make significant investments in building solar power plants without first obtaining project financing, and the delayed sale of our projects would adversely affect our business, liquidity and results of operations." Certain of our customers also require performance bonds issued by a bonding agency or letters of credit issued by financial institutions. Obtaining letters of credit requires adequate collateral. Our letter of credit facility with Deutsche Bank is at least 50% collateralized by restricted cash, which reduces the amount of cash available for operations.

We expect total capital expenditures in the range of $130.0 million to $150.0 million in 2011 relating to improvements of our current generation solar cell manufacturing technology and other projects. We believe that our current cash and cash equivalents, cash generated from operations and funds available under our mortgage loan agreement with IFC and our revolving credit facilities with Union Bank and Société Générale will be sufficient to meet our working capital and fund our committed capital expenditures over the next 12 months, including the development and construction of solar power plants over the next 12 months. Certain of our revolving credit facilities are scheduled to expire and amounts borrowed thereunder are due in 2011 and we plan to negotiate new facilities or renegotiate and/or extend our existing facilities. There can be no assurance that our negotiations will be successful or that liquidity will be adequate over time. Our capital expenditures and use of working capital may be greater than we expect if we decide to make additional investments in the development and construction of solar power plants and sales of power plants and associated cash proceeds are delayed, or we decide to accelerate ramping our manufacturing capacity both internally and through capital contributions to joint ventures. We require project financing in connection with the construction of solar power plants, which financing may not be available on terms acceptable to us. In addition, we could in the future make additional investments in our joint ventures or guarantee certain financial obligations of our joint ventures, which could reduce our cash flows, increase our indebtedness and expose us to the credit risk of our joint ventures.

If our financial results or operating plans change from our current assumptions, or if the holders of our outstanding 4.50% convertible debentures due 2015 or 1.25% convertible debentures due 2027 become entitled, and elect, to convert the debentures into cash or cash and shares of class A common stock, respectively, we may not have sufficient resources to support our business plan or pay cash in connection with the redemption of outstanding 4.50% and 1.25% debentures. Holders of our 1.25% debentures may require us to repurchase all or a portion of their 1.25% debentures on February 15, 2012. Any repurchase of our 1.25% debentures pursuant to these provisions will be for cash at a price equal to 100% of the principal amount of the 1.25% debentures to be repurchased plus accrued and unpaid interest. In addition, we may redeem some or all of our 1.25% debentures on or after February 15, 2012 for cash at a redemption price equal to 100% of the principal amount of the 1.25% debentures to be redeemed plus accrued and unpaid interest. Also, holders of our debentures may also require us to repurchase their debentures for cash equal to 100% of the principal amount of the debentures to be redeemed plus accrued and unpaid interest in the event that our obligations under other indebtedness in excess of $25 million or $50 million, as applicable, are accelerated and we fail to discharge such obligations. If our capital resources are insufficient to satisfy our liquidity requirements, we may seek to sell additional equity securities or debt securities or obtain other debt financings; although the current economic environment could also limit our ability to raise capital by issuing new equity or debt securities on acceptable terms, and lenders may be unwilling to lend funds on acceptable terms that would be required to supplement cash flows to support operations. Additional debt would result in increased expenses and would likely impose new restrictive covenants which may be similar or different than those restrictions contained in the covenants under our current debt agreements and debentures. Financing arrangements, including project financing for our solar power plants and letters of credit facilities, may not be available to us, or may not be available in amounts or on terms acceptable to us. We may also seek to sell assets, reduce or delay capital investments, or refinance or restructure our debt. For additional details see Note 10 of Notes to Consolidated Financial Statements.

There can be no assurance that we will be able to generate sufficient cash flows, find other sources of capital or access capital markets to fund our operations and solar power plant projects, make adequate capital investments to remain competitive in terms of technology development and cost efficiency, or provide bonding or letters of credit required by our projects. If adequate funds and alternative resources are not available on acceptable terms, our ability to fund our operations, develop and construct solar power plants, develop and expand our manufacturing operations and distribution network, maintain our research and development efforts, provide collateral for our projects or otherwise respond to competitive pressures would be significantly impaired. Our inability to do the foregoing could have a material adverse effect on our business and results of operations.

Our current tax holidays in the Philippines and Switzerland will expire within the next several years.

We currently benefit from income tax holiday incentives in the Philippines in accordance with our subsidiary’s registration with the Philippine Economic Zone Authority ("PEZA"), which provide that we pay no income tax in the Philippines. Our current income tax holidays were granted as manufacturing lines were placed in services and thereafter expire within the next several years beginning in 2011, and we have applied for extensions and renewals upon expiration. However, these tax holidays may or may not be extended and the holiday for two of the sixteen total manufacturing lines expired at the end of 2010 and were extended through November 2011. We believe that as our Philippine tax holidays expire, (a) gross income attributable to activities covered by our PEZA registrations will be taxed at a 5% preferential rate, and (b) our Philippine net income attributable to all other activities will be taxed at the statutory Philippine corporate income tax rate, currently 30%. An increase in our tax liability could materially and negatively affect our financial condition and results of operations.

We have an auxiliary company ruling in Switzerland where we sell our solar power products. The auxiliary company ruling results in a reduced effective Swiss tax rate of approximately 11.5%. The current ruling expires in 2015. If the ruling is not renewed in 2015, Swiss income would be taxable at the full Swiss tax rate of approximately 24.2%.

Our substantial indebtedness and other contractual commitments could adversely affect our business, financial condition and results of operations, as well as our ability to meet any of our payment obligations under the 1.25%, 4.50% and 4.75% debentures and our other debt.

We currently have a significant amount of debt and debt service requirements that could have material consequences on our future operations, including:

•	making it more difficult for us to meet our payment and other obligations under the 1.25%, 4.50% and 4.75% debentures and our other outstanding debt;

•
resulting in an event of default if we fail to comply with the financial and other restrictive covenants contained in our debt agreements (with certain covenants becoming more restrictive over time), which event of default could result in all of our debt becoming immediately due and payable;

•
reducing the availability of our cash flow to fund working capital, capital expenditures, project development, acquisitions and other general corporate purposes, and limiting our ability to obtain additional financing for these purposes;

•	subjecting us to the risk of increased sensitivity to interest rate increases on our indebtedness with variable interest rates;

•	subjecting us to the risk of currency fluctuations and government-fixed foreign exchange rates and the effects of currency hedging activity or inability to hedge currency fluctuation;

•	limiting our flexibility in planning for, or reacting to, and increasing our vulnerability to, changes in our business, the industry in which we operate and the general economy; and

•	placing us at a competitive disadvantage compared to our competitors that have less debt or are less leveraged.

Any of the above-listed factors could have an adverse effect on our business, financial condition and results of operations and our ability to meet our payment obligations under the 1.25%, 4.50% and 4.75% debentures and our other debt. In addition, we also have significant contractual commitments for the purchase of polysilicon, some of which involve prepayments, and we may enter into additional, similar long-term supply agreements in the future. Further, if the holders of our outstanding 1.25% and 4.50% debentures have been entitled to, and do convert their debentures, the principal amount must be settled in cash and to the extent that the conversion obligation exceeds the principal amount of any debentures converted, we must satisfy the remaining conversion obligation of the 1.25% debentures in shares of our class A common stock. Future conversions could materially and adversely affect our liquidity and our ability to meet our payment obligations under our debt.

A change in our effective tax rate can have a significant adverse impact on our business.

A number of factors may adversely impact our future effective tax rates, such as the jurisdictions in which our profits are determined to be earned and taxed; changes in the valuation of our deferred tax assets and liabilities; adjustments to estimated taxes upon finalization of various tax returns; adjustments to the our interpretation of transfer pricing standards, changes in available tax credits; changes in stock-based compensation expense; changes in tax laws or the interpretation of such tax laws (for example, proposals for fundamental U.S. international tax reform); changes in U.S. generally accepted accounting principles (“U.S. GAAP"); expiration or the inability to renew tax rulings or tax holiday incentives; and the repatriation of non-U.S. earnings for which we have not previously provided for U.S. taxes. A change in our effective tax rate due to any of these factors may adversely impact our future results from operations. See Part II — “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations–Results of Operations–Income Taxes.”

Because we self-insure for certain indemnities we have made to our officers and directors, potential claims could materially and negatively impact our financial condition and results of operations.

Our certificate of incorporation, by-laws and indemnification agreements require us to indemnify our officers and directors for certain liabilities that may arise in the course of their service to us. We primarily self-insured with respect to potential indemnifiable claims historically. Although we have insured our officers and directors against certain potential third-party claims for which we are legally or financially unable to indemnify them, we have historically primarily self-insured with respect to potential third-party claims which give rise to direct liability to such third party or an indemnification duty on our part. If we were required to pay a significant amount on account of these liabilities for which we self-insured, our business, financial condition and results of operations could be materially harmed. See also “Risks Related to Our Operations -- We and certain of our current and former officers and directors have been named as parties to various lawsuits relating to our past Philippines accounting issues, and may be named in further litigation, including with respect to the restatement of our consolidated financial statements, all of which could require significant management time and attention, result in significant legal expenses or damages, and cause our business, financial condition, results of operations and cash flows to suffer.”

Our credit agreements contain covenant restrictions that may limit our ability to operate our business.

We may be unable to respond to changes in business and economic conditions, engage in transactions that might otherwise be beneficial to us, or obtain additional financing, because our debt agreements, foreign exchange hedging agreements and equity derivative agreements contain, and any of our other future similar agreements may contain, covenant restrictions that limit our ability to, among other things:

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

Our ability to comply with these covenants is dependent on our future performance, which will be subject to many factors, some of which are beyond our control, including prevailing economic conditions. In addition, our failure to comply with these covenants could result in a default under the 1.25%, 4.50% and 4.75% debentures and our other debt, which could permit the holders to accelerate such debt. If any of our debt is accelerated, we may not have sufficient funds available to repay such debt, which could materially and negatively affect our financial condition and results of operation.

Risks Related to Our Supply Chain

We will continue to be dependent on a limited number of third-party suppliers for certain raw materials and components for our products, which could prevent us from delivering our products to our customers within required timeframes, which in turn could result in sales and installation delays, cancellations, penalty payments and loss of market share.

We rely on a limited number of third-party suppliers, including our joint ventures, for certain raw materials and components for our solar cells, panels and power systems such as polysilicon, inverters and third-party solar panels. If we fail to develop or maintain our relationships with our suppliers, we may be unable to manufacture our products or our products may be available only at a higher cost or after a long delay. Such delays could prevent us from delivering our products to our customers within required timeframes and cause order cancellations and loss of market share. To the extent the processes that our suppliers use to manufacture components are proprietary, we may be unable to obtain comparable components from alternative suppliers. In addition, the financial markets could limit our suppliers’ ability to raise capital if required to expand their production or satisfy their operating capital requirements. As a result, they could be unable to supply necessary raw materials, inventory and capital equipment to us which we would require to support our planned sales operations which would in turn negatively impact our sales volumes profitability and cash flows. The failure of a supplier to supply raw materials or components in a timely manner, or to supply raw materials or components that meet our quality, quantity and cost requirements, could impair our ability to manufacture our products or increase the cost of production. If we cannot obtain substitute materials or components on a timely basis or on acceptable terms, we could be prevented from delivering our products to our customers within required timeframes, which could result in sales and installation delays, cancellations, penalty payments or loss of market share, any of which could have a material adverse effect on our business, results of operations, and cash flows.

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

If third-party manufacturers become unable or unwilling to sell their solar cells or panels to us, our business and results of operations may be materially negatively affected.

We purchase a portion of our total product mix from third-party manufacturers of solar cells and panels, often marketing them under our Serengeti brand. Such products increase our inventory available for sale to customers in some markets. However, such manufacturers may not be willing to sell solar cells and panels to us at the quantities and on the terms and conditions we require. Such manufacturers may be our direct competitors. If they are unable or unwilling to sell to us, we may not have sufficient products available to sell to customers and satisfy our sales commitments, thereby materially and negatively affecting our business and results of operations. In addition, warranty and product liability claims may result from defects or quality issues in connection with third party solar cells and panels that we incorporate into our solar power products. See also “Risks Related to Our Sales Channels -- We may incur unexpected warranty and product liability claims that could materially and adversely affect our financial condition and results of operations.”

Risks Related to Our Operations

We may not be able to increase or sustain our recent growth rate, and we may not be able to manage our future growth effectively.

We may not be able to continue to expand our business or manage future growth. We plan to significantly increase our production capacity in 2011 and 2012, which will require successful execution of:

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

We may make significant investments in building solar power plants without first obtaining project financing, and the delayed sale of our projects would adversely affect our business, liquidity and results of operations.

The development and construction of solar power plants require long periods of time and substantial initial investments, which we may make without first obtaining project financing or getting final regulatory clearance. Such costs may never be recovered if the necessary permits and government approvals are not obtained, project financing (including any Department of Energy loan guarantee) are not obtained, or if a potential project sale cannot be completed on commercially reasonable terms or at all. Our efforts in this area may consist of all stages of development, including land acquisition, permitting, financing, construction, operation and the eventual sale of the projects. We will often choose to bear the costs of such efforts prior to obtaining project financing, prior to getting final regulatory clearance, and prior to our final sale to a customer, if any. This involves significant upfront investments of resources (including, for example, large transmission deposits or other payments, which may be non-refundable), land acquisition, permitting, legal and other costs, and in some cases the actual costs of constructing a project, in advance of the signing of PPAs and EPC contracts, the sale of equity in the project and the receipt of any cash or revenue, much of which may not be recognized for several additional months or years following contract signing. Our ability to monetize solar power plant projects is dependent on successfully executing and selling large scale projects and often a single project can account for a material portion of our total revenue in a given quarter. Since consummation of the acquisition of SunRay in March 2010, we have deferred revenue recognition on SunRay construction projects until the projects have been financed, constructed, and sold to independent third parties. Alternatively, we may choose to build, own and operate certain solar power plants for a period of time, after which the project assets may be sold to third parties. In such cases, the delayed disposition of projects could require us to recognize a gain on the sale of assets instead of recognizing revenue. Our potential inability to obtain regulatory clearance, project financing, or enter into sales contracts with customers could adversely affect our business, liquidity and results of operations. Our inability to monetize our projects as planned, or any delay in obtaining the required initial payments to begin recognizing revenue under the relevant recognition criteria, and the corresponding revenue impact under the percentage-of-completion method of recognizing revenue, may cause large fluctuations in our revenue and other financial results. In the event the project is subsequently canceled, abandoned, or is deemed likely to occur, we will charge all prior capital costs as an operating expense in the quarter in which such determination is made, which could materially adversely affect operating results. Our liquidity could also be adversely impacted if we cannot obtain timely project financing or if project sales are delayed.

We have significant international activities and customers, and plan to continue these efforts, which subject us to additional business risks, including logistical complexity and political instability.

A substantial portion of our sales are made to customers outside of the United States, and a substantial portion of our supply agreements are with supply and equipment vendors located outside of the United States. Currently our solar cell production lines are located at our manufacturing facilities in the Philippines, and our joint venture is ramping up its manufacturing facility in Malaysia. The majority of our solar panel assembly functions has historically been conducted by third-party contract manufacturers in China, Poland and Mexico. In addition, in March 2010, we completed the acquisition of SunRay, a European-based project developer with significant international operations.

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

•	repatriation of non-U.S. earnings taxed at rates lower than the U.S. statutory effective tax rate;

•	inadequate local infrastructure and developing telecommunications infrastructures;

•	financial risks, such as longer sales and payment cycles and greater difficulty collecting accounts receivable;

•	currency fluctuations and government-fixed foreign exchange rates and the effects of currency hedging activity or inability to hedge currency fluctuations;

•	political and economic instability, including wars, acts of terrorism, political unrest, boycotts, curtailments of trade and other business restrictions;

•	trade barriers such as export requirements, tariffs, taxes and other restrictions and expenses, which could increase the prices of our products and make us less competitive in some countries; and

•	liabilities associated with compliance with laws (for example, the Foreign Corrupt Practices Act and similar laws outside of the United States).

If we are unable to successfully manage any such risks, any one or more could materially and negatively affect our business, financial condition and results of operations.

Recent protests, violence and political instability in Egypt and certain Middle East countries has increased the risk of political turmoil spreading around the world. Such events may disrupt our operations or those of our customers and suppliers and may affect the availability of materials needed to manufacture our products or the means to transport those materials to manufacturing facilities and finished products to customers. Such events could also increase volatility in the U.S. and world financial markets, which could harm our stock price and may limit the capital resources available to us and our customers or suppliers, or adversely affect consumer confidence. Turmoil and unrest in the Middle East or other regions of the world could harm our business and results of operations.

If we are not successful in adding additional production lines through our joint venture in Malaysia, or we experience interruptions in the operation of our solar cell production lines, our revenue and results of operations may be materially and adversely affected.

If our current or future solar cell production lines were to experience any problems or downtime, we would be unable to meet our production targets and our business would suffer. Our manufacturing activities have required and will continue to require significant management attention, a significant investment of capital and substantial engineering expenditures.

Under a joint venture agreement, we and AU Optronics Corporation ("AUO") jointly own and manage a joint venture that is constructing a manufacturing facility in Malaysia. We expect the joint venture to provide a substantial portion of our solar cell supply beginning in 2011. The success of our joint venture is subject to significant risks including:

•	cost overruns, delays, supply shortages, equipment problems and other operating difficulties;

•	difficulties expanding our processes to larger production capacity;

•	custom-built equipment may take longer and cost more to engineer than planned and may never operate as designed;

•	incorporating first-time equipment designs and technology improvements, which we expect to lower unit capital and operating costs, but this new technology may not be successful;

•	problems managing the joint venture with AUO, whom we do not control and whose business objectives are different from ours and may be inconsistent with our best interests;

•	AUO's ability to obtain interim financing to fund the joint venture's business plan until such time as third party financing is obtained;

•	the joint venture's ability to obtain third party financing to fund its capital requirements;

•	difficulties in maintaining or improving our historical yields and manufacturing efficiencies;

•	difficulties in protecting our intellectual property and obtaining rights to intellectual property developed by the joint venture;

•	difficulties in hiring key technical, management, and other personnel;

•	difficulties in integration, implementing IT infrastructure and an effective control environment; and

•	potential inability to obtain, or obtain in a timely manner, financing, or approvals from governmental authorities for operations.

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

The manufacture of solar cells is a highly complex process. Minor deviations in the manufacturing process can cause substantial decreases in yield and in some cases, cause production to be suspended or yield no output. We have from time to time experienced lower than anticipated manufacturing yields. As we expand our manufacturing capacity and bring additional lines or facilities into production, we may initially experience lower yields. If we do not achieve planned yields, our product costs could increase, and product availability would decrease resulting in lower revenues than expected.

Additionally, products as complex as ours may contain undetected errors or defects, especially when first introduced. For example, our solar cells or solar panels may contain defects that are not detected until after they are shipped or are installed because we cannot test for all possible scenarios. These defects could cause us to incur significant warranty, non-warranty and re-engineering costs, divert the attention of our engineering personnel from product development efforts and significantly affect our customer relations and business reputation. If we deliver solar cells or solar panels with errors or defects, including cells or panels of third-party manufacturers, or if there is a perception that such solar cells or solar panels contain errors or defects, our credibility and the market acceptance and sales of our products could be harmed. In addition, some of our arrangements with customers include termination or put rights for non-performance. In certain limited cases, we could incur liquidated damages or even be required to buy-back a customer's system at fair value on specified future dates if certain minimum performance thresholds are not met for periods up to two years.

We obtain certain of our capital equipment used in our manufacturing process from sole suppliers and if this equipment is damaged or otherwise unavailable, our ability to deliver products on time will suffer, which in turn could result in order cancellations and loss of revenue.

Some of the capital equipment used in the manufacture of our solar power products has been developed and made specifically for us, is not readily available from multiple vendors and would be difficult to repair or replace if it were to become damaged or stop working. If any of these suppliers were to experience financial difficulties or go out of business, or if there were any damage to or a breakdown of our manufacturing equipment, our business would suffer. In addition, a supplier’s failure to supply this equipment in a timely manner, with adequate quality and on terms acceptable to us, could delay our capacity expansion of our manufacturing facility and our joint venture and otherwise disrupt our production schedule or increase our costs of production.

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

The development and construction of solar power electric generation facilities and other energy infrastructure projects involve numerous risks. We may be required to spend significant sums for preliminary engineering, permitting, legal, and other expenses before we can determine whether a project is feasible, economically attractive or capable of being built. Successful completion of a particular project may be adversely affected by numerous factors, including:

•	failures or delays in obtaining desired or necessary land rights, including ownership, leases and/or easements;

•	failures or delays in obtaining necessary permits, licenses or other governmental approvals, or in overcoming objections from members of the public or adjoining land owners;

•	uncertainties relating to land costs for projects;

•	unforeseen engineering problems;

•	access to available transmission for electricity generated by our solar power plants;

•	construction delays and contractor performance shortfalls;

•	work stoppages or labor disruptions;

•	cost over-runs;

•	availability of products and components from suppliers;

•	adverse weather conditions;

•	environmental, archaeological and geological conditions; and

•	availability of construction and permanent financing.

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

We depend on third-party contract manufacturers to assemble a significant portion of our solar cells into solar panels and any failure to obtain sufficient assembly and test capacity could significantly delay our ability to ship our solar panels and damage our customer relationships.

The majority of our solar panel assembly functions have historically been conducted by third-party contract manufacturers in China, Poland and Mexico. We plan to add additional manufacturing capacity for our solar panels in the United States, whether produced internally or by third-party contract manufacturers located in states near attractive solar markets. As a result of outsourcing a significant portion of this final step in our production, we face several significant risks, including limited control over assembly and testing capacity, delivery schedules, quality assurance, manufacturing yields and production costs. If the operations of our third-party contract manufacturers were disrupted or their financial stability impaired, or if they were unable or unwilling to devote capacity to our solar panels in a timely manner, our business could suffer as we might be unable to produce finished solar panels on a timely basis. We also risk customer delays resulting from an inability to move module production to an alternate provider or to complete production internationally, and it may not be possible to obtain sufficient capacity or comparable production costs at another facility in a timely manner. In addition, migrating our design methodology to a new third-party contract manufacturer or to a captive panel assembly facility could involve increased costs, resources and development time, and utilizing additional third-party contract manufacturers could expose us to further risk of losing control over our intellectual property and the quality of our solar panels. Any reduction in the supply of solar panels could impair our revenue by significantly delaying our ability to ship products and potentially damage our relationships with new and existing customers, any of which could have a material and adverse effect on our financial condition and results of operation.

We act as the general contractor for many of our customers in connection with the installations of our solar power systems and are subject to risks associated with construction, cost overruns, delays and other contingencies tied to performance bonds and letters of credit, which could have a material adverse effect on our business and results of operations.

We act as the general contractor for many of our customers in connection with the installation of our solar power systems. All essential costs are estimated at the time of entering into the sales contract for a particular project, and these are reflected in the overall price that we charge our customers for the project. These cost estimates are preliminary and may or may not be covered by contracts between us or the other project developers, subcontractors, suppliers and other parties to the project. In addition, we require qualified, licensed subcontractors to install most of our systems. Shortages of such skilled labor could significantly delay a project or otherwise increase our costs. Should miscalculations in planning a project or defective or late execution occur, we may not achieve our expected margins or cover our costs. Also, some customers require performance bonds issued by a bonding agency or letters of credit issued by financial institutions. Due to the general performance risk inherent in construction activities, it has become increasingly difficult recently to attain suitable bonding agencies willing to provide performance bonding. Obtaining letters of credit requires adequate collateral. In the event we are unable to obtain bonding or sufficient letters of credit, we will be unable to bid on, or enter into, sales contracts requiring such bonding.

In addition, the contracts with some of our larger customers require that we would be obligated to pay substantial penalty payments for each day or other period a solar installation for any such customer is not completed beyond an agreed target date, up to and including the return of the entire project sale price. This is particularly true in Europe, where long-term, fixed feed-in tariffs available to investors are typically set during a prescribed period of project completion, but the fixed amount declines over time for projects completed in subsequent periods. We face material financial penalties in the event we fail to meet the completion deadlines, including but not limited a full refund of the contract price paid by the customers. In certain cases we do not control all of the events which could give rise to these penalties, such as reliance on the local utility to timely complete electrical substation construction.

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

To increase our business and maintain our competitive position, we may acquire other companies or engage in joint ventures in the future. For example, in March 2010, we completed our acquisition of SunRay and in July 2010, we formed a joint venture with AUO to jointly own and operate our third solar cell manufacturing factory located in Malaysia. See also “If we are not successful in adding additional production lines through our joint venture in Malaysia, or we experience interruptions in the operation of our solar cell production lines, our revenue and results of operations may be materially and adversely affected.”

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

•
problems managing joint ventures with our partners, and reliance upon joint ventures which we do not control; for example, our ability to effectively manage our joint venture with AUO for the expansion of our manufacturing capacity;

•	subsequent impairment of the acquired assets, including intangible assets; and

•
assumption of liabilities including, but not limited to, lawsuits, tax examinations, warranty issues, and liabilities associated with compliance with laws (for example, the Foreign Corrupt Practices Act).

Additionally, we may decide that it is in our best interests to enter into acquisitions or joint ventures that are dilutive to earnings per share or that negatively impact margins as a whole. In an effort to reduce our cost of goods sold, we have and may continue to enter into acquisitions or joint ventures involving suppliers or manufacturing partners, which would expose us to additional supply chain risks. Acquisitions or joint ventures could also require investment of significant financial resources and require us to obtain additional equity financing, which may dilute our stockholders' equity, or require us to incur additional indebtedness. Such equity or debt financing may not be available on terms acceptable to us. For example, we, along with AUO, have committed to funding the AUO SunPower Sdn. Bhd. joint venture $335 million from 2011 to 2014, and an additional $50 million if requested. In addition, we could in the future make additional investments in our joint ventures or guarantee certain financial obligations of our joint ventures, which could reduce our cash flows, increase our indebtedness and expose us to the credit risk of our joint ventures.

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

Fluctuations in foreign currency exchange rates and interest rates could adversely impact our business and results of operations.

We have significant sales globally, and we are exposed to movements in foreign exchange rates, primarily related to sales to European customers that are denominated in Euros. A depreciation of the Euro would adversely impact our margins on sales to European customers. When foreign currencies appreciate against the U.S. dollar, inventories and expenses denominated in foreign currencies become more expensive. An increase in the value of the U.S. dollar relative to foreign currencies could make our solar power products more expensive for international customers, thus potentially leading to a reduction in demand, our sales and profitability. As a result, substantial unfavorable changes in foreign currency exchange rates could have a substantial adverse effect on our financial condition and results of operations. Although we seek to reduce our currency exposure by engaging in hedging transactions where we deem it appropriate, we do not know whether our efforts will be successful. Because we hedge some of our expected future foreign exchange exposure, if associated revenues do not materialize, we could experience losses. In the past, we have experienced an adverse impact on our revenue, gross margin, cash position and profitability as a result of foreign currency fluctuations.

 We are exposed to interest rate risk because many of our customers depend on debt financing to purchase our solar power systems. An increase in interest rates could make it difficult for our customers to obtain the financing necessary to purchase our solar power systems on favorable terms, or at all, and thus lower demand for our solar power products, reduce revenue and adversely impact our operating results. An increase in interest rates could lower a customer's return on investment in a system or make alternative investments more attractive relative to solar power systems, which, in each case, could cause our customers to seek alternative investments that promise higher returns or demand higher returns from our solar power systems, which could reduce our revenue and gross margin and adversely impact our operating results. Our interest expense would increase to the extent interest rates rise in connection with our variable interest rate borrowings. In addition, lower interest rates has an adverse impact on our interest income. See also Item 7A “Quantitative and Qualitative Disclosures About Market Risk” and “Risks Related to Our Sales Channels-The execution of our growth strategy is dependent upon the continued availability of third-party financing arrangements for our solar power plants and our customers, and is affected by general economic conditions.”

We are exposed to the credit risk of our financial counterparties, customers and suppliers.

We have certain financial and derivative instruments that subject us to credit risk. These consist primarily of cash and cash equivalents, restricted cash and cash equivalents, investments, accounts receivable, note receivable, advances to suppliers, foreign currency option contracts, foreign currency forward contracts, bond hedge and warrant transactions, purchased options and share lending arrangements for our class A common stock. We are exposed to losses in the event of nonperformance by the counterparties to our financial and derivative instruments. For example, in connection with the bankruptcy of Lehman, the fair value of the 2.9 million shares of our class A common stock loaned and unreturned by an affiliate of Lehman at the time of the bankruptcy was $213.4 million, which was reflected in the third quarter of fiscal 2008 as a loss on our statement of operations.

We enter into agreements with suppliers that specify future quantities and pricing of polysilicon to be supplied for periods up to 10 years. Under certain agreements, we are required to make significant prepayments to the vendors over the terms of the arrangements. We may be unable to recover such prepayments if the credit conditions of these suppliers materially deteriorate. In addition, we may not be able to collect from our customers in the event of the deterioration of their credit or if they enter into bankruptcy. Any of the preceding could materially and adversely impact our financial conditions, results of operations and liquidity. See also Item 7A “Quantitative and Qualitative Disclosures About Market Risk.”

A material weakness in our internal control over financial reporting could result in a material misstatement of our financial statements.

Our management is responsible for maintaining internal control over financial reporting designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with U.S. GAAP. As previously disclosed under Item 9A, “Controls and Procedures” in our Annual Report on Form 10-K for the fiscal year ended January 3, 2010, we concluded that our disclosure controls and procedures were not effective based on certain material weaknesses identified in our Philippine operations. Management has actively engaged in efforts to remediate these material weaknesses, and concluded that as of January 2, 2011, our internal control over financial reporting and our disclosure controls and procedures were effective. See Part II - “Item 9A: Controls and Procedures.”

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis. The effectiveness of any controls and procedures is subject to certain limitations, and, as a result, there can be no assurance that our controls and procedures will detect all errors or fraud. A control, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system will be attained. We also cannot assure you that new material weaknesses will not arise as a result of our past failure to maintain adequate internal controls and procedures or that circumvention of those controls and procedures will not occur. Additionally, even our improved controls and procedures may not be adequate to prevent or identify errors or irregularities or ensure that our financial statements are prepared in accordance with U.S. GAAP. A material weakness could cause investors to lose confidence in our reported financial information, and the expenses incurred in remediation could adversely affect our financial condition, results of operations and cash flows.

We and certain of our current and former officers and directors have been named as parties to various lawsuits relating to our past Philippines accounting issues, and may be named in further litigation, including with respect to the restatement of our consolidated financial statements, all of which could require significant management time and attention, result in significant legal expenses or damages, and cause our business, financial condition, results of operations and cash flows to suffer.

Three securities class action lawsuits were filed against our Company and certain of our current and former officers in the United States District Court for the Northern District of California on behalf of a class consisting of those who acquired our securities from April 17, 2008, through November 16, 2009. The actions arise from our announcement on November 16, 2009, that our Audit Committee commenced an internal investigation regarding certain unsubstantiated accounting entries. The complaints allege that the defendants made material misstatements and omissions concerning our financial results for 2008 and 2009, seek an unspecified amount of damages, and allege violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and Sections 11 and 15 of the Securities Act of 1933. These cases were consolidated under Case No. CV-09-5473-RS (N.D. Cal.). In addition, derivative actions purporting to be brought on our behalf have also been filed in state and federal courts against several of our current and former officers and directors based on the same events alleged in the securities class action lawsuits described above. The California state derivative complaints assert state-law claims for breach of fiduciary duty, abuse of control, unjust enrichment, gross mismanagement, and waste of corporate assets. The federal derivative complaints assert state-law claims for breach of fiduciary duty, waste of corporate assets, and unjust enrichment. The complaints seek an unspecified amount of damages.

We cannot predict the outcome of these lawsuits. The matters which led to our Audit Committee's investigation and the restatement of our consolidated financial statements have exposed us to greater risks associated with litigation, regulatory proceedings and government enforcement actions. We and our current and former officers and directors may, in the future, be subject to additional private and governmental actions relating to such matters. Subject to certain limitations, we are obligated to indemnify our current and former officers and directors in connection with such lawsuits and governmental investigations and any related litigation or settlements amounts. Regardless of the outcome, these lawsuits, and any other litigation that may be brought against us or our current or former officers and directors, could be time-consuming, result in significant expense and divert the attention and resources of our management and other key employees. An unfavorable outcome in any of these matters could exceed coverage provided under potentially applicable insurance policies, which is limited. Any such unfavorable outcome could have a material adverse effect on our business, financial condition, results of operations and cash flows. Further, we could be required to pay damages or additional penalties or have other remedies imposed against us, or our current or former directors or officers, which could harm our reputation, business, financial condition, results of operations or cash flows. In addition, our Company is largely self insured so that expenses, settlements or damages in excess of $5 million in these actions will not be recoverable under the primary coverage insurance policies. Moreover, such policies are subject to several terms, conditions and exclusions. See also “Risks Related to Our Liquidity - Because we self-insure for certain indemnities we have made to our officers and directors, potential claims could materially and negatively impact our financial condition and results of operations.”

Our agreements with Cypress Semiconductor Corporation ("Cypress") require us to indemnify Cypress for certain tax liabilities. These indemnification obligations and related contractual restrictions may limit our ability to pursue certain business initiatives.

On October 6, 2005, while a subsidiary of Cypress, we entered into a tax sharing agreement with Cypress providing for each party's obligations concerning various tax liabilities. The tax sharing agreement is structured such that Cypress would pay all federal, state, local and foreign taxes that are calculated on a consolidated or combined basis while we were a member of Cypress’s consolidated or combined group for federal, state, local and foreign tax purposes. Our portion of tax liabilities or benefits was determined based upon our separate return tax liability as defined under the tax sharing agreement. These tax liabilities or benefits were based on a pro forma calculation as if we were filing a separate income tax return in each jurisdiction, rather than on a combined or consolidated basis, subject to adjustments as set forth in the tax sharing agreement.

On June 6, 2006, we ceased to be a member of Cypress’s consolidated group for federal income tax purposes and certain state income tax purposes. On September 29, 2008, we ceased to be a member of Cypress’s combined group for all state income tax purposes. To the extent that we become entitled to utilize our separate portion of any tax credit or loss carryforwards existing as of such date, we will distribute to Cypress the tax effect, estimated to be 40% for federal and state income tax purposes, of the amount of such tax loss carryforwards so utilized, and the amount of any credit carryforwards so utilized. We will distribute these amounts to Cypress in cash or in our shares, at Cypress’s option. As of January 2, 2011, we have a potential liability of approximately $2.2 million that may be due under this arrangement. In fiscal 2010 and 2009, we paid $0.7 million and $16.5 million, respectively, in cash to Cypress, of which zero and $15.1 million, respectively, represents the federal component and $0.7 million and $1.4 million, respectively, represents the state component.

We will continue to be jointly and severally liable for any tax liability during all periods in which we are deemed to be a member of the Cypress consolidated or combined group. Accordingly, although the tax sharing agreement allocates tax liabilities between Cypress and all its consolidated subsidiaries, for any period in which we were included in Cypress’s consolidated or combined group, we could be liable in the event that any federal or state tax liability was incurred, but not discharged, by any other member of the group.

We will continue to be jointly and severally liable to Cypress until the statute of limitations runs or all appeal options are exercised for all years in which we joined in the filing of tax returns with Cypress. If Cypress experiences adjustments to their tax liability pursuant to tax examinations, we may incur an incremental liability.

In January 2010, Cypress was notified by the IRS that it intends to examine Cypress's corporate income tax filings for the tax years ended in 2006, 2007 and 2008. SunPower was included as part of Cypress's federal consolidated group in 2006 and part of 2007.

As of January 2, 2011, Cypress has not notified us of any adjustments to the tax liabilities that have been proposed by the IRS. However, the IRS has not completed its examination and there can be no assurance that there will be no material adjustments upon completion of their review. Additionally, while years prior to fiscal 2006 for Cypress's U.S. corporate tax return are not open for assessment, the IRS can adjust net operating loss and research and development carryovers that were generated in prior years and carried forward to fiscal 2006 and subsequent years. If the IRS sustains tax assessments against Cypress, we may be obligated to indemnify Cypress under the terms of the tax sharing agreement.

We would also be liable to Cypress for taxes that might arise from the distribution by Cypress of our class B common stock to Cypress's stockholders on September 29, 2008, or "spin-off". In connection with Cypress’s spin-off of our class B common stock, we and Cypress, on August 12, 2008, entered into an amendment to our tax sharing agreement (“Amended Tax Sharing Agreement”) to address certain transactions that may affect the tax treatment of the spin-off and certain other matters.

Subject to certain caveats, Cypress obtained a ruling from the IRS to the effect that the distribution by Cypress of our class B common stock to Cypress's stockholders qualified as a tax-free distribution under Section 355 of the Internal Revenue Code (“Code”). Despite such ruling, the distribution may nonetheless be taxable to Cypress under Section 355(e) of the Code if 50% or more of the voting power or value of our stock was or is later acquired as part of a plan or series of related transactions that included the distribution of our stock. The Amended Tax Sharing Agreement requires us to indemnify Cypress for any liability incurred as a result of issuances or dispositions of our stock after the distribution, other than liability attributable to certain dispositions of our stock by Cypress, that cause Cypress’s distribution of shares of our stock to its stockholders to be taxable to Cypress under Section 355(e) of the Code.

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

Under the Amended Tax Sharing Agreement, we also agreed that, until October 29, 2010, we would not effect a conversion of any or all of our class B common stock to class A common stock or any similar recapitalization transaction or series of related transactions (a “Recapitalization”). In addition, we agreed that until October 29, 2010, we would not enter into or facilitate any other transaction resulting in an acquisition, as described in the agreement, of our stock without first obtaining the written consent of Cypress. As further detailed in the agreement, we are not required to obtain Cypress's consent unless such transactions would involve the acquisition for purposes of Section 355(e) of the Code after August 4, 2008 of more than 25% of our outstanding shares of common stock. In addition, the requirement to obtain Cypress's consent does not apply to certain qualifying acquisitions of our stock, as defined in the agreement.

Under the Amended Tax Sharing Agreement, we agreed that we would not (i) effect a Recapitalization during the 36 month period following the spin-off without first obtaining a tax opinion from a nationally recognized tax counsel, in form and in substance reasonably satisfactory to Cypress, to the effect that such Recapitalization (either alone or when taken together with any other transaction or transactions) will not cause the spin-off to become taxable under Section 355(e), or (ii) seek any private ruling, including any supplemental private ruling, from the IRS with regard to the spin-off, or any transaction having any bearing on the tax treatment of the spin-off, without the prior written consent of Cypress.

Our headquarters and manufacturing facilities, as well as the facilities of certain subcontractors, are located in regions that are subject to earthquakes and other natural disasters, and climate change and climate change regulation could have an adverse effect on our operations.

Our headquarters and research and development operations are located in California, and our manufacturing facilities are located in the Philippines. The facilities of our joint venture for manufacturing and subcontractors for assembly and test of solar panels are located globally, including in Malaysia, China, Poland and Mexico. Any significant earthquake, tsunami or other natural disaster in these countries could materially disrupt our management operations and/or our production capabilities, and could result in our experiencing a significant delay in delivery, or substantial shortage, of our products and services.

In addition, legislators, regulators, and non-governmental organizations, as well as companies in many business sectors, are considering ways to reduce green-house gas emissions. Regulation could be forthcoming at the federal or state level with respect to green-house gas emissions. Such regulation or similar regulations in other countries could result in regulatory or product standard requirements for our global business, including our manufacturing operations. Furthermore, the potential physical impacts of climate change on our operations may include changes in weather patterns (including floods, tsunamis, drought and rainfall levels), water availability, storm patterns and intensities, and temperature levels. These potential physical effects may adversely impact the cost, production, sales and financial performance of our operations.

We could be adversely affected by any violations of the U.S. Foreign Corrupt Practices Act (“FCPA”) and foreign anti-bribery laws.

The U.S. FCPA generally prohibits companies and their intermediaries from making improper payments to non-U.S. government officials for the purpose of obtaining or retaining business. Other countries in which we operate also have anti-bribery laws, some of which prohibit improper payments to government and non-government persons and entities. Our policies mandate compliance with these anti-bribery laws. We operate in many parts of the world that have experienced governmental corruption to some degree and, in certain circumstances, strict compliance with anti-bribery laws may conflict with local customs and practices. In addition, due to the level of regulation in our industry, our entry into new jurisdictions through internal growth or acquisitions requires substantial government contact where norms can differ from U.S. standards. Although we implement policies and procedures designed to facilitate compliance with these anti-bribery laws, our employees, subcontractors and agents may take actions in violation of our policies and anti-bribery laws. Any such violation, even if prohibited by our policies, could subject us to criminal or civil penalties or other sanctions, which could have a material adverse effect on our business, financial condition, cash flows and reputation.

We sell our solar products to agencies of the U.S. government, and as a result, we are subject to a number of procurement rules and regulations, and our business could be adversely affected by an audit by the U.S. government if it were to identify errors or a failure to comply with regulations.

We have sold and continue to sell our solar power systems to various U.S. government agencies. In connection with these contracts, we must comply with and are affected by laws and regulations relating to the award, administration, and performance of U.S. government contracts, which may impose added costs on our business. We are expected to perform in compliance with a vast array of federal laws and regulations, including, without limitation, the Federal Acquisition Regulation, the Truth in Negotiations Act, the Federal False Claims Act, the Anti-Kickback Act of 1986, the Buy American Act and the Davis Bacon Act. A violation of specific laws and regulations could result in the imposition of fines and penalties, reductions of the value of our contracts, contract modifications or termination, or suspension or debarment from government contracting for a period of time.

In some instances, these laws and regulations impose terms or rights that are more favorable to the government than those typically available to commercial parties in negotiated transactions. For example, the U.S. government may terminate any of our government contracts either at its convenience or for default based on performance. A termination arising out of our default may expose us to liability and have a material adverse effect on our ability to compete for future contracts.

U.S. government agencies may audit and investigate government contractors. These agencies review a contractor's performance under its contracts, cost structure, and compliance with applicable laws, regulations, and standards. If an audit or investigation uncovers improper or illegal activities, we may be subject to civil or criminal penalties and administrative sanctions, including termination of contracts, forfeiture of profits, suspension of payments, fines, and suspension or prohibition from doing business with the U.S. government. In addition, we could suffer serious reputational harm if allegations of impropriety were made against us.

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

In addition, new U.S. legislation includes disclosure requirements regarding the use of “conflict” minerals mined from the Democratic Republic of Congo and adjoining countries and procedures regarding a manufacturer's efforts to prevent the sourcing of such “conflict” minerals. The implementation of these requirements could affect the sourcing and availability of minerals used in the manufacture of solar products. As a result, there may only be a limited pool of suppliers who provide conflict free metals, and we cannot assure you that we will be able to obtain products in sufficient quantities or at competitive prices. Also, since our supply chain is complex, we may face reputational challenges with our customers and other stakeholders if we are unable to sufficiently verify the origins for all minerals used in our products.

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

We may in the future be required to consolidate the assets, liabilities and financial results of certain of our existing or future joint ventures, which could have an adverse impact on our financial position, gross margin and operating results.

The Financial Accounting Standards Board has issued accounting guidance regarding variable interest entities (“VIEs”) that affects our accounting treatment of our existing and future joint ventures. We have variable interests in Woongjin Energy Co., Ltd., First Philec Solar Corporation and our joint venture with AUO. To ascertain if we are required to consolidate these entities, we determine whether these entities are VIEs and if we are the primary beneficiary in accordance with the accounting guidance. Factors we consider in determining whether we are the VIE's primary beneficiary include the decision making authority of each partner, which partner manages the day-to-day operations of the joint venture and each partner's obligation to absorb losses or right to receive benefits from the joint venture in relation to that of the other partner. Changes in the financial accounting guidance, or changes in circumstances at each of these joint ventures, could lead us to determine that we have to consolidate the assets, liabilities and financial results of such joint ventures. This could have a material adverse impact on our financial position, gross margin and operating results. In addition, we may enter into future joint ventures or make other equity investments, which could have an adverse impact on us because of the financial accounting guidance regarding VIEs.

We carry significant goodwill on our balance sheet, which is subject to impairment testing and could subject us to significant non-cash charges to earnings in the future if impairment occurs.

We have completed strategic acquisitions which have increased our balance of goodwill on our Consolidated Balance Sheet and the balance of goodwill may increase in the future if we complete acquisitions as part of our overall business strategy. Goodwill is not amortized, but is tested for impairment annually. We conduct our annual review of the valuation of goodwill as of the Sunday closest to the end of the third fiscal quarter of each year, or more often if indicators of impairment exist. Triggering events for additional impairment review may include indicators such as adverse industry or economic trends, lower than projected operating results or cash flows, or a sustained decline in our stock price or market capitalization. Our stock price has declined significantly since mid-2008, which increases the risk of goodwill impairment if the price of our stock declines further. The evaluation of the fair value of goodwill involves valuation techniques which require significant management judgment. Should conditions be different from management's last impairment assessment, significant write-downs of goodwill may be required, which would result in a significant non-cash charge to earnings and lower stockholders' equity. From our prior annual goodwill impairment tests we concluded there was no impairment to goodwill; however, the triggering events described above associated with an event of impairment may require us to evaluate the fair value of goodwill prior to the next annual review.

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

From time to time, we, our respective customers or third parties with whom we work may receive letters, including letters from various industry participants, alleging infringement of their patents. Although we are not currently aware of any parties pursuing or intending to pursue infringement claims against us, we cannot assure investors that we will not be subject to such claims in the future. Additionally, we are required by contract to indemnify some of our customers and our third-party intellectual property providers for certain costs and damages of patent infringement in circumstances where our products are a factor creating the customer’s or these third-party providers’ infringement liability. This practice may subject us to significant indemnification claims by our customers and our third-party providers. We cannot assure investors that indemnification claims will not be made or that these claims will not harm our business, operating results or financial condition. Intellectual property litigation is very expensive and time-consuming and could divert management’s attention from our business and could have a material adverse effect on our business, operating results or financial condition. If there is a successful claim of infringement against us, our customers or our third-party intellectual property providers, we may be required to pay substantial damages to the party claiming infringement, stop selling products or using technology that contains the allegedly infringing intellectual property, or enter into royalty or license agreements that may not be available on acceptable terms, if at all. Parties making infringement claims may also be able to bring an action before the International Trade Commission that could result in an order stopping the importation into the United States of our solar products. Any of these judgments could materially damage our business. We may have to develop non-infringing technology, and our failure in doing so or in obtaining licenses to the proprietary rights on a timely basis could have a material adverse effect on our business.

We have filed, and may continue to file, claims against other parties for infringing our intellectual property that may be very costly and may not be resolved in our favor.

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

We seek to protect our proprietary manufacturing processes, documentation and other written materials primarily under trade secret and copyright laws. We also typically require employees, consultants, and third parties such as our vendors and customers, with access to our proprietary information to execute confidentiality agreements. The steps taken by us to protect our proprietary information may not be adequate to prevent misappropriation of our technology. In addition, our proprietary rights may not be adequately protected because:

•	people may not be deterred from misappropriating our technologies despite the existence of laws or contracts prohibiting it;

•	policing unauthorized use of our intellectual property may be difficult, expensive and time-consuming, and we may be unable to determine the extent of any unauthorized use;

•	the laws of other countries in which we market our solar products, such as some countries in the Asia/Pacific region, may offer little or no protection for our proprietary technologies; and

•	reports we file in connection with government-sponsored research contracts are generally available to the public and third parties may obtain some aspects of our sensitive confidential information.

Reverse engineering, unauthorized copying or other misappropriation of our proprietary technologies could enable third parties to benefit from our technologies without compensating us for doing so. Any inability to adequately protect our proprietary rights could harm our ability to compete, to generate revenue and to grow our business.

We may not obtain sufficient patent protection on the technology embodied in the solar products we currently manufacture and market, which could harm our competitive position and increase our expenses.

Although we substantially rely on trade secret laws and contractual restrictions to protect the technology in the solar products we currently manufacture and market, our success and ability to compete in the future may also depend to a significant degree upon obtaining patent protection for our proprietary technology. We currently own multiple patents and patent applications which cover aspects of the technology in the solar cells and mounting systems that we currently manufacture and market. Material patents that relate to our systems products and services primarily relate to our rooftop mounting products and ground-mounted tracking products. We intend to continue to seek patent protection for those aspects of our technology, designs, and methodologies and processes that we believe provide significant competitive advantages.

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

Risks Related to Our Debt and Equity Securities

Conversion of our outstanding 1.25% and 4.75% debentures, our warrants related to our outstanding 4.50% and 4.75% debentures, and future substantial issuances or dispositions of our class A or class B common stock or other securities, could dilute ownership and earnings per share or cause the market price of our stock to decrease.

To the extent we issue class A common stock upon conversion of our outstanding 1.25% and 4.75% debentures, the conversion of some or all of such debentures will dilute the ownership interests of existing stockholders, including holders who had previously converted their debentures. Any sales in the public market of the class A and class B common stock issuable upon such conversion could adversely affect prevailing market prices of our class A and class B common stock. Sales of our class A or class B common stock in the public market or sales of any of our other securities could dilute ownership and earnings per share, and even the perception that such sales could occur could cause the market prices of our class A and class B common stock to decline. In addition, the existence of our outstanding debentures may encourage short selling of our common stock by market participants who expect that the conversion of the debentures could depress the prices of our class A and class B common stock.

We issued warrants to affiliates of the underwriters of our 4.50% and 4.75% debentures, which are exercisable for a total of approximately 11.1 million shares and 8.7 million shares of our class A common stock, respectively. The warrants, together with certain convertible hedge transactions, are meant to reduce our exposure upon potential conversion of our 4.50% and 4.75% debentures. If the market price of our class A common stock exceeds the respective exercise prices of the warrants, such warrants will have a dilutive effect on our earnings per share, and could dilute the ownership interests for existing stockholders if exercised.

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

The price of our class A common stock, and therefore of our outstanding 0.75%, 1.25%, 4.50% and 4.75% debentures, as well as our class B common stock, may fluctuate significantly.

Our class A and class B common stock have experienced extreme price and volume fluctuations. The trading price of our class A and class B common stock could be subject to further wide fluctuations due to many factors, including the factors discussed in this risk factors section. In addition, the stock market in general, and the Nasdaq Global Select Market and the securities of technology companies and solar companies in particular, have experienced severe price and volume fluctuations. These trading prices and valuations, including our own market valuation and those of companies in our industry generally, may not be sustainable. These broad market and industry factors may decrease the market price of our class A and class B common stock, regardless of our actual operating performance. Because the 0.75%, 1.25%, 4.50% and 4.75% debentures are convertible into our class A common stock (and/or cash equivalent to the value of our class A common stock), volatility or depressed prices of our class A common stock could have a similar effect on the trading price of these debentures.

Differences in trading history, liquidity, voting rights and other factors may continue to result in different market prices for shares of our class A and our class B common stock.

The class A and class B common stocks continue to maintain different trading histories, liquidity, and voting rights. Our class B common stock has consistently maintained lower trading prices and liquidity compared to the class A common stock following our spin-off from Cypress on September 28, 2008. This may be caused by the lack of a long trading history and lower trading volume of the class B common stock, compared to the class A common stock, as well as other factors. In addition, the class B common stock is entitled to eight votes per share and the class A common stock is entitled to one vote per share. Additionally, our restated certificate of incorporation imposes certain limitations on the rights of holders of class B common stock to vote the full number of their shares. The difference in the voting rights of our class A and class B common stock could reduce the value of our class A common stock to the extent that any investor or potential future purchaser of our common stock ascribes value to the right of our class B common stock to eight votes per share. These and other factors could lead to ongoing differences in market values between our class A and our class B common stock.

Delaware law and our certificate of incorporation and by-laws contain anti-takeover provisions, our outstanding 0.75%, 1.25%, 4.50% and 4.75% debentures provide for a right to convert upon certain events, and our Board of Directors entered into a rights agreement and declared a rights dividend, any of which could delay or discourage takeover attempts that stockholders may consider favorable.

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

•	our Board of Directors is divided into three classes of directors, with the classes to be as nearly equal in number as possible;

•	no action can be taken by stockholders except at an annual or special meeting of the stockholders called in accordance with our bylaws, and stockholders may not act by written consent;

•	stockholders may not call special meetings of the stockholders;

•	limitations on the voting rights of our stockholders with more than 15% of our class B common stock; and

•	our Board of Directors is able to alter our by-laws without obtaining stockholder approval.

Certain provisions of our outstanding debentures could make it more difficult or more expensive for a third party to acquire us. Upon the occurrence of certain transactions constituting a fundamental change, holders of our outstanding debentures will have the right, at their option, to require us to repurchase, at a cash repurchase price equal to 100% of the principal amount plus accrued and unpaid interest on the debentures, all or a portion of their debentures. We may also be required to issue additional shares of our class A common stock upon conversion of such debentures in the event of certain fundamental changes. In addition, on August 12, 2008, we entered into a Rights Agreement with Computershare Trust Company, N.A. and our Board of Directors declared an accompanying rights dividend. The Rights Agreement became effective upon completion of Cypress’ spin-off of our shares of class B common stock to the holders of Cypress common stock. The Rights Agreement contains specific features designed to address the potential for an acquirer or significant investor to take advantage of our capital structure and unfairly discriminate between classes of our common stock. Specifically, the Rights Agreement is designed to address the inequities that could result if an investor, by acquiring 20% or more of the outstanding shares of class B common stock, were able to gain significant voting influence over our Company without making a correspondingly significant economic investment. The rights dividend and Rights Agreement, commonly referred to as a “poison pill,” could delay or discourage takeover attempts that stockholders may consider favorable.

ITEM 1B: UNRESOLVED STAFF COMMENTS

None.

ITEM 2: PROPERTIES

Our corporate headquarters is located in San Jose, California, where we occupy approximately 60,000 square feet under a lease from Cypress that expires in April 2011. We do not plan to renew our lease with Cypress and plan to move to new offices leased from an unaffiliated third party in May 2011. In Richmond, California, we occupy approximately 207,000 square feet for office, light industrial and research and development use under a lease from an unaffiliated third party that expires in December 2018. In addition to these facilities, we also have our European headquarters located in Geneva, Switzerland where we occupy approximately 4,000 square feet under a lease that expires in September 2012, as well as sales and support offices in Southern California, New Jersey, Oregon, Australia, England, France, Germany, Greece, Israel, Italy, Malta, Spain and South Korea, all of which are leased from unaffiliated third parties.

We leased from Cypress an approximately 215,000 square foot building in the Philippines from fiscal 2003 through April 2008, which serves as FAB1 with four solar cell manufacturing lines in operation. In May 2008, we purchased FAB1 from Cypress and assumed the lease for the land from an unaffiliated third party for a total purchase price of $9.5 million. The lease for the land expires in May 2048 and is renewable for an additional 25 years. In August 2006, we purchased a 344,000 square foot building in the Philippines which serves as FAB2 with twelve solar cell manufacturing lines in operation. Our four solar cell manufacturing lines and twelve solar cell manufacturing lines operating at FAB1 and FAB2, respectively, have a total rated annual solar cell manufacturing capacity of 590 MW. In January 2008, we completed the construction of an approximately 175,000 square foot building in the Philippines which serves as our solar panel assembly facility that currently operates six solar panel assembly lines with a rated annual solar panel manufacturing capacity of 220 MW. We may require additional space in the future, which may not be available on commercially reasonable terms or in the location we desire.

Because of the interrelation of our business segments, both the UPP Segment and R&C Segment use substantially all of the properties at least in part, and we retain the flexibility to use each of the properties in whole or in part for each of the segments. Therefore, we do not identify or allocate assets by business segment. For more information on property, plant and equipment by country, see Note 6 of Notes to Consolidated Financial Statements in Part II — "Item 8: Financial Statements and Supplemental Data."

ITEM 3: LEGAL PROCEEDINGS

Three securities class action lawsuits were filed against our Company and certain of our current and former officers and directors in the United States District Court for the Northern District of California on behalf of a class consisting of those who acquired our securities from April 17, 2008 through November 16, 2009. The cases were consolidated as Plichta v. SunPower Corp. et al., Case No. CV-09-5473-RS (N.D. Cal.), and lead plaintiffs and lead counsel were appointed on March 5, 2010. Lead plaintiffs filed a consolidated complaint on May 28, 2010. The actions arise from the Audit Committee's investigation announcement on November 16, 2009 regarding certain unsubstantiated accounting entries. The consolidated complaint alleges that the defendants made material misstatements and omissions concerning our financial results for 2008 and 2009, seeks an unspecified amount of damages, and alleges violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and Sections 11 and 15 of the Securities Act of 1933. We believe we have meritorious defenses to these allegations and will vigorously defend ourselves in these matters. The court held a hearing on the defendants' motions to dismiss the consolidated complaint on November 4, 2010, and took the motions under submission. We are currently unable to determine if the resolution of these matters will have an adverse effect on our financial position, liquidity or results of operations.

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

ITEM 4: REMOVED AND RESERVED

PART II

ITEM 5: MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our class A and class B common stock is listed on the Nasdaq Global Select Market under the trading symbols “SPWRA” and “SPWRB,” respectively. The high and low trading prices of our class A and class B common stock during fiscal 2010 and 2009 were as follows:

	SPWRA		SPWRB
	High	Low	High	Low
For the year end January 2, 2011
Fourth quarter	$14.52	$11.65	$14.00	$11.48
Third quarter	14.49	10.03	13.86	9.66
Second quarter	19.29	10.73	17.11	9.41
First quarter	25.85	18.02	23.04	15.89
For the year end January 3, 2010
Fourth quarter	$33.70	$20.05	$29.19	$17.60
Third quarter	33.45	22.35	28.63	19.90
Second quarter	32.34	22.61	28.97	19.71
First quarter	45.15	20.91	38.16	19.27

As of February 18, 2011, there were approximately 56 and 1,003 record holders of our class A and class B common stock, respectively. A substantially greater number of holders of our class A and class B common stock are in “street name” or beneficial holders, whose shares are held of record by banks, brokers and other financial institutions.

Dividends

We have never declared or paid any cash dividend on our common stock, and we do not currently intend to pay any cash dividend on our common stock in the foreseeable future. We intend to retain future earnings, if any, to finance the operation and expansion of our business.

Our credit facilities place restrictions on our ability to pay cash dividends. Additionally, our 1.25% and 0.75% convertible debentures allow the holders to convert their bonds into our class A common stock if we declare a dividend that on a per share basis exceeds 10% of our class A common stock’s market price.

Recent Sales of Unregistered Securities

On December 23, 2010, we entered into four amended and restated warrants (collectively, the “Warrants”), originally issued on March 25, 2010 and April 5, 2010, to each of Deutsche Bank AG, Bank of America, N.A., Barclays Bank PLC and Credit Suisse International (collectively, the “Warrantholders”). The original Warrants, together with convertible hedge transactions entered into on March 25, 2010 and April 5, 2010, are meant to reduce our exposure to potential cash payments upon conversion of our 4.50% convertible debentures due 2015. The exercise price of the Warrants is $27.03 per share of our class A common stock, subject to adjustment for customary anti-dilution and other events. Under the amended Warrants, the Warrantholders would, upon exercise of the Warrants, no longer receive cash but instead would acquire up to 11.1 million shares of our class A common stock.

The original Warrants were sold for aggregate cash consideration of $54.1 million and $7.4 million on March 25, 2010 and April 5, 2010, respectively, simultaneously with our purchase of the convertible debenture hedge transactions (collectively, the "Bond Hedge") for aggregate cash consideration of approximately $66.2 million and $9.0 million, respectively. We received no additional consideration for the amendment of the Warrants. We believe that the issuance and sale of the Warrants was exempt from the registration requirements of the Securities Act of 1933 pursuant to Section 4(2) thereunder.

Issuer Purchases of Equity Securities

The following table sets forth all purchases made by or on behalf of us or any “affiliated purchaser,” as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, of shares of our class A common stock during each of the indicated

periods.

Period	Total Number of Shares Purchased (in thousands)(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
October 4, 2010 through October 31, 2010	8	$13.65	—	—
November 1, 2010 through November 28, 2010	66	$14.11	—	—
November 29, 2010 through January 2, 2011	9	$12.84	—	—
	83		—	—

(1)	The total number of shares purchased includes only shares surrendered to satisfy tax withholding obligations in connection with the vesting of restricted stock issued to employees.

Equity Compensation Plan Information

The following table provides certain information as of January 2, 2011 with respect to our equity compensation plans under which shares of our class A common stock are authorized for issuance:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (in thousands)		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column) (in thousands)
Equity compensation plans approved by security holders	1,304		$11.60	504
Equity compensation shares not approved by security holders	—		$—	—
	1,304	(1)	$11.60	504

(1)
This table excludes options to purchase an aggregate of approximately 191,000 shares of class A common stock, at a weighted average exercise price of $12.40 per share, that we assumed in connection with the acquisition of PowerLight Corporation, now known as SunPower Corporation, Systems, in January 2007.

ITEM 6: SELECTED CONSOLIDATED FINANCIAL DATA

The following selected consolidated financial data should be read together with “Item 7:  Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 8: Financial Statements and Supplementary Data” included elsewhere in this Annual Report on Form 10-K. We report our results of operations on the basis of 52- or 53-week periods, ending on the Sunday closest to December 31. Fiscal 2006 ended on December 31, 2006, fiscal 2007 ended on December 30, 2007, fiscal 2008 ended on December 28, 2008 and each fiscal year included 52 weeks. Fiscal 2009 ended on January 3, 2010 and included 53 weeks. Fiscal 2010 ended on January 2, 2011 and included 52 weeks. Our fiscal quarters end on the Sunday closest to the end of the applicable calendar quarter, except in a 53-week fiscal year in which the additional week falls into the fourth quarter of that fiscal year.

	Year Ended
(In thousands, except per share data)	January 2, 2011 (1)	January 3, 2010 (2)	December 28,2008 (2)	December 30, 2007 (2) (3)	December 31, 2006
Consolidated Statements of Operations Data
Revenue	$2,219,230	$1,524,283	$1,437,594	$774,790	$236,510
Cost of revenue	1,709,337	1,240,563	1,087,973	627,039	186,042
Gross margin	509,893	283,720	349,621	147,751	50,468
Operating income	138,867	61,834	154,407	2,289	19,107
Income (loss) before income taxes and equity in earnings of unconsolidated investees	183,413	43,620	(97,904)	6,095	28,461
Net income (loss)	$178,724	$32,521	$(124,445)	$27,901	$26,516
Net income (loss) per share of class A and class B common stock:
Basic	$1.87	$0.36	$(1.55)	$0.36	$0.40
Diluted	$1.75	$0.35	$(1.55)	$0.34	$0.37
Weighted-average shares:
Basic	95,660	91,050	80,522	75,413	65,864
Diluted	105,698	92,746	80,522	80,439	71,011

(In thousands)	January 2, 2011 (1)	January 3, 2010 (2)	December 28, 2008 (2)	December 30, 2007 (2) (3)	December 31, 2006
Consolidated Balance Sheet Data
Cash and cash equivalents, restricted cash and cash equivalents, current portion and short-term investments	$761,602	$677,919	$232,750	$390,667	$182,092
Working capital	1,005,492	747,335	420,067	206,167	228,269
Total assets	3,379,331	2,696,895	2,084,257	1,673,305	576,836
Long-term debt	50,000	237,703	54,598	—	—
Convertible debt, net of current portion	591,923	398,606	357,173	333,210	—
Long-term deferred tax liabilities	—	6,777	6,493	45,512	46
Customer advances, net of current portion	160,485	72,288	91,359	60,153	27,687
Other long-term liabilities	131,132	70,045	44,222	14,975	—
Total stockholders' equity	1,657,434	1,376,380	1,100,198	947,296	488,771

(1)
On March 26, 2010, we completed the acquisition of SunRay, a European solar power plant developer company. As part of the acquisition, we acquired SunRay's project pipeline of solar photovoltaic projects in Europe and Israel. The results of SunRay have been included in our selected consolidated financial information since March 26, 2010 (see Note 3 of Notes to Consolidated Financial Statements).

(2)
As adjusted to reflect the adoption of new accounting guidance for share lending arrangements that were executed in connection with our convertible debt offerings in fiscal 2007 (see Note 1 of Notes to Consolidated Financial Statements).

(3)
On January 10, 2007, we completed the acquisition of PowerLight Corporation, a global provider of large-scale solar power systems, which we renamed SunPower Corporation, Systems ("SP Systems") in June 2007. SP Systems designs, manufactures, markets and sells solar electric power system technology that integrates solar panels manufactured by us and other suppliers to convert sunlight to electricity compatible with the utility network. The results of SP Systems have been included in our selected consolidated financial information since January 10, 2007.

ITEM 7: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General Overview

We are a vertically integrated solar products and services company that designs, manufactures and delivers high-performance solar electric systems worldwide for residential, commercial and utility-scale power plant customers. Of all the solar cells available for the mass market, we believe our solar cells have the highest conversion efficiency, a measurement of the amount of sunlight converted by the solar cell into electricity. Our solar power products and systems are sold through our Utility and Power Plants (“UPP”) and Residential and Commercial (“R&C”) Segments.

We were originally incorporated in California in April 1985 by Dr. Richard Swanson to develop and commercialize high-efficiency solar cell technologies. Cypress Semiconductor Corporation (“Cypress”) made a significant investment in SunPower in 2002 and in November 2004, Cypress acquired 100% ownership of all outstanding shares of our capital stock, excluding unexercised warrants and options. In November 2005, we reincorporated in Delaware, created two classes of common stock and held an initial public offering (“IPO”) of our class A common stock. After completion of our IPO, Cypress held all the outstanding shares of our class B common stock. On September 29, 2008, Cypress distributed to its shareholders all of its shares of our class B common stock, in the form of a pro rata dividend to the holders of record as of September 17, 2008 of Cypress common stock. As a result, our class B common stock now trades publicly and is listed on the Nasdaq Global Select Market, along with our class A common stock, and we discontinued being a subsidiary of Cypress.

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

Financial Operations Overview

The following describes certain line items in our Consolidated Statements of Operations:

Revenue

UPP Segment Revenue: Our UPP Segment refers to our large-scale solar products and systems business, which includes power plant project development and project sales, turn-key engineering, procurement and construction (“EPC”) services for power plant construction, and power plant operations and maintenance (“O&M”) services. The UPP Segment sells components, including large volume sales of solar panels and mounting systems to third parties, often on a multi-year, firm commitment basis, in the United States, Europe and Asia.

R&C Segment Revenue: Our R&C Segment focuses on solar equipment sales into the residential and small commercial market through our third-party global dealer network, as well as direct sales and EPC and O&M services in the United States for rooftop and ground-mounted solar power systems for the new homes, commercial and public sectors.

Other Revenue Factors: Sales of EPC projects and other services relate to solar electric power systems that integrate our solar panels and balance of systems components. In the United States, where customers often utilize rebate and tax credit programs in connection with projects rated one MW or less of capacity, we typically sell solar power systems rated up to one MW of capacity to provide a supplemental, distributed source of electricity for a customer’s facility as well as ground mount systems reaching up to hundreds of MWs for regulated utilities. In the United States, many customers choose to purchase solar electricity under a power purchase agreement (“PPA”) with an investor or financing company which buys the system from us. In Europe and South Korea, our systems are often purchased by third-party investors as central-station solar power plants, typically rated from one to fifty MW, which generate electricity for sale under tariff to regional and public utilities. We also sell our solar panels and balance of systems components under materials-only sales contracts in the United States, Europe and Asia. Our revenue recognition policy is described in more detail under “Critical Accounting Policies and Estimates.”

Cost of Revenue

Our cost of revenue will fluctuate from period to period due to the mix of projects completed and recognized as revenue, in particular between large utility projects and large commercial installation projects. The cost of solar panels is the single largest cost element in our cost of revenue. Our cost of solar panels consists primarily of: (i) polysilicon, silicon ingots and wafers used in the production of solar cells, along with other materials such as chemicals and gas that are needed to transform silicon wafers into solar cells; (ii) raw materials such as glass, frame, backing and other materials; (iii) solar cells from our AUO SunPower Sdn. Bhd. ("AUOSP") joint venture; as well as (iv) direct labor costs and assembly costs we pay to our third-party contract manufacturers in China, Mexico and Poland. Other cost of revenue associated with the construction of solar power systems includes real estate, mounting systems, inverters and third-party contract manufacturer costs. In addition, other factors contributing to cost of revenue include amortization of other intangible assets, stock-based compensation, depreciation, provisions for estimated warranty claims, salaries, personnel-related costs, freight, royalties, facilities expenses and manufacturing supplies associated with contracting revenue and solar cell fabrication as well as factory pre-operating costs associated with our manufacturing facilities. Such pre-operating costs included compensation and training costs for factory workers as well as utilities and consumable materials associated with preproduction activities.

We are seeking to improve cost of revenue over time as we implement cost reduction efforts, improve our manufacturing processes, and grow our business to attain economies of scale on fixed costs. An expected reduction in cost of revenue based on manufacturing efficiencies, however, could be partially or completely offset by increased raw material costs.

Gross Margin

Our gross margin each quarter is affected by a number of factors, including average selling prices for our solar power products, the types of projects in progress, the gross margins estimated for those projects in progress, our product mix, our actual manufacturing costs, the utilization rate of our solar cell manufacturing facilities, and actual overhead costs. Historically, revenue from materials-only sales contracts generate a higher gross margin percentage than revenue generated from turn-key solar power system contracts. Turn-key contracts generate higher revenue per watt as a result of the included EPC services, O&M services as well as power plant project development. In addition, we generally experience higher gross margin on construction projects that utilize SunPower solar panels compared to construction projects that utilize solar panels purchased from third parties.

From time to time, we enter into agreements whereby the selling price for certain of our solar power products is fixed over a defined period. In addition, almost all of our construction contracts are fixed price contracts. However, we have in several instances obtained change orders that reimburse us for additional unexpected costs due to various reasons. We also have long-term agreements for polysilicon, ingots, wafers, solar cells and solar panels with suppliers, some with take-or-pay arrangements. An increase in our manufacturing costs and other project costs over such a defined period could have a negative impact on our overall gross margin. Our gross margin may also be impacted by fluctuations in manufacturing yield rates and certain adjustments for inventory reserves. Our inventory policy is described in more detail under “Critical Accounting Policies and Estimates.”

Operating Expenses

Our operating expenses include research and development ("R&D") expense and sales, general and administrative ("SG&A") expense. R&D expense consists primarily of salaries and related personnel costs, depreciation of equipment and the cost of solar cells, solar panel materials, various prototyping materials, and services used for the development and testing of products. We expect our R&D expense to continually increase in absolute dollars as we continue to develop new processes to further improve the conversion efficiency of our solar cells and reduce their manufacturing cost, and as we develop new products to diversify our product offerings.

R&D expense is reported net of any funding received under contracts with governmental agencies because such contracts are considered collaborative arrangements. These awards are typically structured such that only direct costs, R&D overhead, procurement overhead and general and administrative expenses that satisfy government accounting regulations are reimbursed. In addition, our government awards from state agencies will usually require us to pay to the granting governmental agency certain royalties based on sales of products developed with government funding or economic benefit derived from incremental improvements funded. Royalties paid to governmental agencies are charged to the cost of goods sold. Our funding from government contracts offset our research and development expense by approximately 10%, 22% and 25% in fiscal 2010, 2009 and 2008, respectively.

SG&A expense for our business consists primarily of salaries and related personnel costs, professional fees, insurance and other selling and marketing expenses. We expect our SG&A expense to increase in absolute dollars as we expand our sales and marketing efforts, hire additional personnel and improve our infrastructure to support our growth.

Other Income (Expense), Net

Interest income represents interest income earned on our cash, cash equivalents, restricted cash, restricted cash equivalents and available-for-sale securities. Interest expense primarily relates to: (i) debt under our senior convertible debentures; (ii) fees for our outstanding letters of credit; (iii) SunPower Malaysia Manufacturing Sdn. Bhd.'s ("SPMY") facility with the Malaysian government prior to the deconsolidation of this entity; (iv) our term loan; (v) our revolving credit facilities;

(vi) our mortgage loan; and (vii) customer advance payments. For additional details see Notes 7, 8 and 10 of Notes to Consolidated Financial Statements.

Gain on deconsolidation of consolidated subsidiary is the result of the deconsolidation of SPMY, subsequently renamed AUOSP, in the third quarter of fiscal 2010. Net gain on change in equity interest in unconsolidated investee refers to the value of our equity interests in Woongjin Energy Co., Ltd. (“Woongjin Energy”) and First Philec Solar Corporation (“First Philec Solar”) being adjusted upon dilutive events. For additional details see Note 9 of Notes to Consolidated Financial Statements.

Gain on mark-to-market derivatives during fiscal 2010 relates to derivative instruments associated with our 4.50% senior cash convertible debentures (“4.50% debentures”): (i) the embedded cash conversion option; (ii) the over-allotment option; (iii) the bond hedge transaction; and (iv) the warrant transactions. The changes in fair value of these derivatives are reported in our Consolidated Statement of Operations until such transactions settle or expire. The bond hedge and warrant transactions are meant to reduce our exposure to potential cash payments associated with the embedded cash conversion option. Gain on mark-to-market derivatives during fiscal 2009 relates to the change in fair value of certain convertible debenture hedge transactions (the “purchased options”) associated with the issuance of our 4.75% senior convertible debentures (“4.75% debentures”) intended to reduce the potential dilution that would occur upon conversion of the debentures. For additional details see Note 10 of Notes to Consolidated Financial Statements.

Gain (loss) on share lending arrangement relates to our historical share lending arrangement with Lehman Brothers International (Europe) Limited ("LBIE"). Under new accounting guidance adopted in the first quarter of fiscal 2010, in the event that counterparty default under the share lending arrangement becomes probable, we are required to recognize an expense in our Consolidated Statement of Operations equal to the then fair value of the unreturned loaned shares, net of any probable recoveries.

Other, net consists primarily of gains or losses on foreign exchange and derivatives as well as gain on sale and impairment charges for certain available-for-sale securities.

Income Taxes

For financial reporting purposes, during periods when we were a subsidiary of Cypress, income tax expense and deferred income tax balances were calculated as if we were a separate entity and had prepared our own separate tax return. Effective with the closing of our public offering of common stock in June 2006, we were no longer eligible to file federal and most state consolidated tax returns with Cypress. As of September 29, 2008, Cypress completed a spin-off of all of its shares of our class B common stock to its shareholders, so we are no longer eligible to file any remaining state consolidated tax returns with Cypress. Under our tax sharing agreement with Cypress, we agreed to pay Cypress for any federal and state income tax credit or net operating loss carryforwards utilized in our federal and state tax returns in subsequent periods that originated while our results were included in Cypress’s federal tax returns. Deferred tax assets and liabilities are recognized for temporary differences between financial statement and income tax bases of assets and liabilities. Valuation allowances are provided against deferred tax assets when management cannot conclude that it is more likely than not that some portion or all deferred tax assets will be realized. For additional details see Notes 1, 2 and 12 of Notes to Consolidated Financial Statements.

We currently benefit from income tax holiday incentives in the Philippines in accordance with our subsidiary’s registration with the Philippine Economic Zone Authority ("PEZA"), which provide that we pay no income tax in the Philippines. Our current income tax holidays were granted as manufacturing lines were placed in services and thereafter expire within the next several years beginning in 2011, and we have applied for extensions and renewals upon expiration. However, these tax holidays may or may not be extended. The holiday for two of the sixteen total manufacturing lines expired at the end of 2010 and were extended through November 2011. We believe that as our Philippine tax holidays expire, (a) gross income attributable to activities covered by our PEZA registrations will be taxed at a 5% preferential rate, and (b) our Philippine net income attributable to all other activities will be taxed at the statutory Philippine corporate income tax rate, currently 30%. An increase in our tax liability could materially and negatively affect our financial condition and results of operations.

We have an auxiliary company ruling in Switzerland where we sell our solar power products. The auxiliary company ruling results in a reduced effective Swiss tax rate of approximately 11.5%. The current ruling expires at the end of 2015. If the ruling is not renewed in 2015, Swiss income would be taxable at the full Swiss tax rate of approximately 24.2%.

Equity in Earnings of Unconsolidated Investees

In the third quarter of fiscal 2006, we entered into an agreement to form Woongjin Energy, a joint venture to manufacture monocrystalline silicon ingots. This joint venture is located in South Korea and began manufacturing in the third quarter of fiscal 2007. In the fourth quarter of fiscal 2007, we entered into an agreement to form First Philec Solar, a joint venture to provide wafer slicing services of silicon ingots. This joint venture is located in the Philippines and became operational in the second quarter of fiscal 2008. On May 27, 2010, we, through our subsidiaries SunPower Technology, Ltd. (“SPTL") and AUOSP, entered into a joint venture agreement with AU Optronics Singapore Pte. Ltd. ("AUO"), and AU Optronics Corporation, the ultimate parent company of AUO (“AUO Taiwan”). The joint venture transaction closed on July 5, 2010 and we, through SPTL, and AUO each own 50% of the joint venture AUOSP. AUOSP owns a solar cell manufacturing facility ("FAB3") in Malaysia and will manufacture and sell solar cells on a “cost-plus” basis to us and AUO. AUOSP became operational in the fourth quarter of fiscal 2010 with construction to continue through fiscal 2013. We account for these investments using the equity method, in which the equity investments are classified as “Other long-term assets” in the Consolidated Balance Sheets and our share of the investees’ earnings (loss) is included in “Equity in earnings of unconsolidated investees” in the Consolidated Statements of Operations. For additional details see Note 9 of Notes to Consolidated Financial Statements.

Income from Discontinued Operations, Net of Taxes

In connection with our acquisition of SunRay Malta Holdings Limited (“SunRay”) on March 26, 2010, we acquired a SunRay project company, Cassiopea PV S.r.l (“Cassiopea”), operating a previously completed 20 MWac solar power plant in Montalto di Castro, Italy. In the period in which our asset is classified as held-for-sale, we are required to segregate for all periods presented the related assets, liabilities and results of operations associated with that asset as discontinued operations. On August 5, 2010, we sold Cassiopea, including all related assets and liabilities. Cassiopea's results of operations for fiscal 2010 are classified as “Income from discontinued operations, net of taxes” in our Consolidated Statement of Operations. Unless otherwise stated, the discussion below pertains to our continuing operations. For additional details see Note 4 of Notes to Consolidated Financial Statements.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based on our financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Our most critical policies include: (a) revenue recognition, which impacts the recording of revenue; (b) allowance for doubtful accounts and sales returns, which impact revenue and SG&A expense; (c) warranty reserves, which impact cost of revenue and gross margin; (d) valuation of inventories, which impacts cost of revenue and gross margin; (e) valuation of stock-based compensation expense, which impacts cost of revenue, R&D and SG&A expense; (f) equity in earnings of unconsolidated investees, which impacts net income (loss); (g) accounting for business combinations, which impacts fair value of goodwill and other intangible assets; (h) valuation of long-lived assets, which impacts impairments of property, plant and equipment, project assets and other intangible assets; (i) goodwill impairment testing, which impacts our measurement of potential impairment of our goodwill; (j) fair value of financial instruments, valuation of debt without the conversion feature and valuation of share lending arrangements, which impacts net income (loss); and (k) accounting for income taxes, which impacts our tax provision. We also have other key accounting policies that are less subjective and, therefore, judgments in their application would not have a material impact on our reported results of operations. The following is a discussion of our most critical policies as of and for the year ended January 2, 2011, as well as the estimates and judgments involved.

Revenue Recognition

Solar Power Products

We sell our solar panels and balance of system components primarily to dealers, system integrators and distributors, and recognize revenue, net of accruals for estimated sales returns, when persuasive evidence of an arrangement exists, delivery of the product has occurred, title and risk of loss has passed to the customer, the sales price is fixed or determinable, collectability of the resulting receivable is reasonably assured and the rights and risks of ownership have passed to the customer. Other than standard warranty obligations, there are no rights of return and there are no significant post-shipment obligations, including installation, training or customer acceptance clauses with any of our customers that could have an impact on revenue recognition. Our revenue recognition policy is consistent across all geographic areas.

Construction Contracts

Revenue is also comprised of EPC projects which are governed by customer contracts that require us to deliver functioning solar power systems and are generally completed within three to twelve months from commencement of construction. We recognize revenue from fixed price construction contracts using the percentage-of-completion method of accounting. Under this method, revenue arising from fixed price construction contracts is recognized as work is performed based on the percentage of incurred costs to estimated total forecasted costs.

Incurred costs used in our percentage-of-completion calculation include all direct material, labor, subcontract costs, and those indirect costs related to contract performance, such as indirect labor, supplies and tools. Project material costs are included in incurred costs when the project materials have been installed by being permanently attached or fitted to the solar power system as required by the project’s engineering design.

In addition to an EPC deliverable, a limited number of arrangements also include multiple deliverables such as post-installation systems monitoring and maintenance. For contracts with separately priced monitoring and maintenance, we recognize revenue related to such separately priced elements over the contract period. For contracts including monitoring and maintenance not separately priced, we determined that post-installation systems monitoring and maintenance qualify as separate units of accounting. Such post-installation monitoring and maintenance are deferred at the time the contract is executed and are recognized to revenue over the contractual term. The remaining EPC revenue is recognized on a percentage-of-completion basis.

In addition, when arrangements include contingent revenue clauses such as penalty payments or customer termination or put rights for non-performance, we defer the contingent revenue until such time as the contingencies expire. In certain limited cases, we could be required to buy-back a customer’s system at fair value on specified future dates if certain minimum performance thresholds are not met for periods of up to two years. To date, no such repurchase obligations have been triggered.

Provisions for estimated losses on uncompleted contracts, if any, are recognized in the period in which the loss first becomes probable and reasonably estimable. Contracts may include profit incentives such as milestone bonuses. These profit incentives are included in the contract value when their realization is reasonably assured.

Development Projects

We develop and sell solar power plants which generally include the sale or lease of related real estate. Revenue recognition for these solar power plants require adherence to specific guidance for real estate sales, which provides that if we hold control over land or land rights prior to the execution of an EPC contract, we recognize revenue and the corresponding costs when all of the following requirements are met: the sale is consummated, the buyer's initial and any continuing investments are adequate, the resulting receivables are not subject to subordination and we have transferred the customary risk and rewards of ownership to the buyer. In general, a sale is consummated upon the execution of an agreement documenting the terms of the sale and a minimum initial payment by the buyer to substantiate the transfer of risk to the buyer. This may require us to defer revenue during construction, even if a sale was consummated, until we receive the buyer's initial investment payment, at which time revenue would be recognized on a percentage-of-completion basis as work is completed. Our revenue recognition methods for solar power plants not involving real estate remain subject to our historical practice using the percentage-of-completion method.

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

In addition, at the time revenue is recognized from the sale of solar panels and balance of system components, we record estimates for sales returns which reduce revenue. These estimates are based on historical sales returns, analysis of credit memo data and other known factors. Actual returns could differ from these estimates.

Warranty Reserves

We generally warrant or guarantee the performance of our solar panels that we manufacture at certain levels of power output for 25 years. In addition, we pass through to customers long-term warranties from the original equipment manufacturers

("OEMs") of certain system components, such as inverters. Warranties of 25 years from solar panel suppliers are standard in the solar industry, while inverters typically carry warranty periods ranging from 5 to 10 years. In addition, we generally warrant our workmanship on installed systems for periods ranging up to 10 years. We maintain reserves to cover the expected costs that could result from these warranties. Our expected costs are generally in the form of product replacement or repair. Warranty reserves are based on our best estimate of such costs and are recognized as a cost of revenue. We continuously monitor product returns for warranty failures and maintain a reserve for the related warranty expenses based on various factors including historical warranty claims, results of accelerated lab testing, field monitoring, vendor reliability estimates, and data on industry averages for similar products. Historically, warranty costs have been within management’s expectations. For additional details see Note 8 of Notes to Consolidated Financial Statements.

Valuation of Inventories

Inventories are valued at the lower of cost or market value. We evaluate the recoverability of our inventories based on assumptions about expected demand and market conditions. Our assumption of expected demand is developed based on our analysis of bookings, sales backlog, sales pipeline, market forecast and competitive intelligence. Our assumption of expected demand is compared to available inventory, production capacity, available third-party inventory and growth plans. Our factory production plans, which drive materials requirement planning, are established based on our assumptions of expected demand. Historically, expected demand has been within our assumptions with the exception of the first quarter in fiscal 2009 when revenue was lower than our internal forecast due to a long winter season in Europe, primarily in Germany, and challenging business conditions due to the uncertain economic environment and tight credit conditions which negatively influenced overall demand and timing of customers’ buying decisions. We respond to reductions in expected demand by temporarily reducing manufacturing output and adjusting expected valuation assumptions as necessary. In addition, expected demand by geography has changed historically due to changes in the availability and size of government mandates and economic incentives.

We evaluate the terms of our long-term agreements with suppliers, including joint ventures, for the procurement of polysilicon, ingots, wafers, solar cells and solar panels and establish accruals for estimated losses on adverse purchase commitments as necessary, such as lower of cost of market value adjustments, forfeiture of advanced deposits and liquidated damages.

Other market conditions that could impact the realizable value of our inventories and are periodically evaluated by management include the aging of inventories on hand, historical inventory turnover ratio, anticipated sales price, new product development schedules, the effect new products might have on the sale of existing products, product obsolescence, customer concentrations, product merchantability and other factors. If we determine that the cost of inventories exceeds its estimated market value based on assumptions about expected demand and market conditions, including the replacement costs of raw materials, we record a write-down equal to the difference between the cost of inventories and the estimated market value. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required that could negatively impact our gross margin and operating results. If actual market conditions are more favorable, we may have higher gross margin when products that have been previously written down are sold in the normal course of business. For additional details see Note 6 of Notes to Consolidated Financial Statements.

Stock-Based Compensation

We provide share-based awards to our employees, executive officers and directors through various equity compensation plans including our employee stock option and restricted stock plans. We measure and record compensation expense for all share-based payment awards based on estimated fair values. The fair value of stock option awards is measured at the date of grant using a Black-Scholes option pricing model, and the fair value of restricted stock awards and units is based on the market price of our class A common stock on the date of grant. We have not granted stock options in fiscal 2009 or 2010.

In determining fair value using the Black-Scholes option pricing model, management is required to make certain estimates of the key assumptions such as expected life, expected volatility, dividend yields and risk free interest rates. The estimates of these key assumptions involve judgment regarding subjective future expectations of market price and trends. The assumptions used in determining expected life and expected volatility have the most significant effect on calculating the fair value of share-based awards. We utilized the simplified method for estimating expected term, instead of our historical exercise data. Starting in fiscal 2008, we compute the expected volatility for our equity awards based on our historical volatility from traded options with a term of 6.5 years. If we were to determine that another method to estimate these assumptions was more reasonable than our current method, or if another method for calculating these assumptions were to be prescribed by authoritative guidance, the fair value for our share-based awards could change significantly. If the expected volatility and/or expected life were increased under our assumptions, then the Black-Scholes computations of fair value would also increase, thereby resulting in higher compensation costs being recorded.

We are required under current accounting guidance to estimate forfeitures at the date of grant. Our estimate of forfeitures is based on our historical activity, which we believe is indicative of expected forfeitures. In subsequent periods if the actual rate of forfeitures differs from our estimate, the forfeiture rates may be revised, as necessary. Changes in the estimated forfeiture rates can have a significant effect on share-based compensation expense since the effect of adjusting the rate is recognized in the period the forfeiture estimate is changed.

We also grant performance share units to executive officers and certain employees that require us to estimate expected achievement of performance targets over the performance period. This estimate involves judgment regarding future expectations of various financial performance measures. If there are changes in our estimate of the level of financial performance measures expected to be achieved, the related share-based compensation expense may be significantly increased or reduced in the period that our estimate changes.

Investments in Equity Interests

Investments in entities in which we can exercise significant influence, but do not own a majority equity interest or otherwise control, are accounted for under the equity method. We record our share of the results of these entities as “Equity in earnings of unconsolidated investees” on the Consolidated Statements of Operations. We record our share of the results of Woongjin Energy and First Philec Solar in the same quarter and the results of AUOSP with a one quarter lag. To calculate our share of the investees’ income or loss, we adjust the net income (loss) of each joint venture to conform to U.S. GAAP and multiply that by our equity investment ownership percentage.

Variable Interest Entities ("VIE")

We regularly evaluate our relationships with Woongjin Energy, First Philec Solar and AUOSP to determine if we have a controlling financial interest in the VIEs and therefore become the primary beneficiary of the joint ventures requiring us to consolidate their financial results into our financial statements. We do not consolidate the financial results of Woongjin Energy, First Philec Solar and AUOSP as we have concluded that we are not the primary beneficiary of these joint ventures. Although we are obligated to absorb losses or have the right to receive benefits from the joint ventures that are significant to the entities, such variable interests held by us do not empower us to direct the activities that most significantly impact the joint ventures' economic performance. For additional details see Note 9 of the Notes to Consolidated Financial Statements for discussions of our joint ventures.

In connection with the sale of the equity interests in the entities that hold solar power plants, we also consider if we retain a variable interest in the entity sold, either through retaining a financial interest or by contractual means. If we determine that the entity sold is a VIE and that we hold a variable interest, we then evaluate whether we are the primary beneficiary. The entity that is the primary beneficiary consolidates the VIE. The determination of whether we are the primary beneficiary is based upon whether we have the power to direct the activities that most directly impact the economic performance of the VIE and whether we absorb any losses or benefits that would be potentially significant to the VIE. To date, there have been no sales of entities holding solar power plants in which we have concluded that we are the primary beneficiary after the sale.

Accounting for Business Combinations

We record all acquired assets and liabilities, including goodwill, other intangible assets and in-process research and development, at fair value. The initial recording of goodwill, other intangible assets and in-process research and development requires certain estimates and assumptions concerning the determination of the fair values and useful lives. The judgments made in the context of the purchase price allocation can materially impact our future results of operations. Accordingly, for significant acquisitions, we obtain assistance from third-party valuation specialists. The valuations calculated from estimates are based on information available at the acquisition date. Goodwill is not amortized but is subject to annual tests for impairment or more often if events or circumstances indicate it may be impaired. Other intangible assets are amortized over their estimated useful lives and are subject to impairment if events or circumstances indicate a possible inability to realize the carrying amount. For additional details see Notes 3 and 5 of Notes to Consolidated Financial Statements.

Valuation of Long-Lived Assets

Our long-lived assets include property, plant and equipment, project assets and other intangible assets with finite lives. Our business requires heavy investment in manufacturing facilities that are technologically advanced but can quickly become significantly under-utilized or rendered obsolete by rapid changes in demand for solar power products produced in those facilities.

We evaluate our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. Factors considered important that could result in an impairment review include significant underperformance relative to expected historical or projected future operating results, significant changes in the manner of use of acquired assets and significant negative industry or economic trends. Our impairment evaluation of long-lived assets includes an analysis of estimated future undiscounted net cash flows expected to be generated by the assets over their remaining estimated useful lives. If our estimate of future undiscounted net cash flows is insufficient to recover the carrying value of the assets over the remaining estimated useful lives, we record an impairment loss in the amount by which the carrying value of the assets exceeds the fair value. Fair value is generally measured based on either quoted market prices, if available, or discounted cash flow analyses.

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

We conduct our annual impairment test of goodwill as of the Sunday closest to the end of the third fiscal quarter of each year. Impairment of goodwill is tested at our reporting unit level. Management determined that the UPP Segment and R&C Segment each have two reporting units. The two reporting units of the UPP Segment are the systems business and the components business. The two reporting units of the R&C Segment are the North American commercial business and the residential and light commercial business. The process of evaluating the potential impairment of goodwill is highly subjective and requires significant judgment at many points during the analysis. In estimating the fair value of the reporting units, we make estimates and judgments about our future cash flows using an income approach defined as Level 3 inputs under fair value measurement standards. The income approach, specifically a discounted cash flow analysis, included assumptions for, among others, forecasted free cash flow, perpetual growth rates and long-term discount rates, all of which require significant judgment by management. The sum of the fair values of our reporting units are also compared to our external market capitalization to determine the appropriateness of our assumptions (i.e. the discounted cash flow analysis) and to reduce the fair values of our reporting units, if appropriate. These assumptions took into account the current economic environment and its impact on our business. Based on the impairment test as of the third fiscal quarter ended October 3, 2010 for the fiscal year ended January 2, 2011, the fair value of each reporting unit exceeded the carrying value under the first step of the goodwill impairment test. Therefore, we determined that goodwill is not impaired. In the event that management determines that the value of goodwill has become impaired, we will incur an accounting charge for the amount of the impairment during the fiscal quarter in which the determination is made. For additional details see Notes 3 and 5 of Notes to Consolidated Financial Statements.

Fair Value of Financial Instruments

Certain of our financial assets and financial liabilities, specifically our cash, cash equivalents, restricted cash, restricted cash equivalents, available-for-sale securities, foreign currency derivatives, interest rate swaps derivatives and convertible debenture derivatives are carried at fair value in our Consolidated Financial Statements. Accounting guidance defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. We enter into over-the-counter (“OTC”) foreign currency derivatives and use various valuation techniques to derive the value of option and forward contracts. In determining fair value, we use the market and income approaches. Current accounting guidance provides a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the observable inputs be used when available. Observable inputs are inputs that market participants would use in pricing the asset or liability developed based on market data obtained from sources independent of us. Unobservable inputs are inputs that reflect our assumptions about market participants assumptions used in pricing the asset or liability, developed based on the best information available in the circumstances. As such, fair value is a market-based measure considered from the perspective of a market participant who holds the asset or owes the liability rather than an entity specific measure. The hierarchy is broken down into three levels based on the reliability of inputs as follows:

• Level 1—Valuations based on quoted prices in active markets for identical assets or liabilities that we have the ability to access. Since valuations are based on quoted prices that are readily and regularly available in an active market, valuation of these products does not entail a significant degree of judgment. Financial assets utilizing Level 1 inputs include most money market funds.

• Level 2—Valuations based on quoted prices in markets that are not active or for which all significant inputs are observable, directly or indirectly. Financial assets utilizing Level 2 inputs include bank notes, debt securities, foreign currency option contracts, forward exchange contracts, interest rate swaps derivatives and convertible debenture derivatives. The selection of a particular technique to value a derivative depends upon the contractual term of, and specific risks inherent with, the instrument as well as the availability of pricing information in the market. We generally use similar techniques to value similar instruments. Valuation techniques utilize a variety of inputs, including contractual terms, market prices, yield curves, credit curves and measures of volatility. For derivatives that trade in liquid markets, such as generic forward, option and swap contracts, inputs can generally be verified and selections do not involve significant management judgment.

• Level 3—Valuations based on inputs that are unobservable and significant to the overall fair value measurement. Financial assets utilizing Level 3 inputs include certain money market funds. We use the market approach to estimate the price that would be received to sell certain money market funds in an orderly transaction between market participants ("exit price"). We reviewed the underlying holdings and estimated the price of underlying fund holdings to estimate the fair value of these funds.

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

Unrealized gains and losses of our available-for-sale securities and the effective portion of foreign currency derivatives are excluded from earnings and reported as a component of accumulated other comprehensive income (loss) on the Consolidated Balance Sheets. To the extent our foreign currency derivatives are not effective hedges, unrealized gains or losses are included in earnings. Similarly, the change in fair value of our interest rate swaps derivatives and convertible debenture derivatives are included in earnings. Additionally, we assess whether an other-than-temporary impairment loss on our available-for-sale securities has occurred due to declines in fair value or other market conditions. Declines in fair value that are considered other-than temporary are recorded in “Other, net” in the Consolidated Statements of Operations.

In general, investments with original maturities of greater than ninety days and remaining maturities of one year or less are classified as short-term investments. Investments with maturities beyond one year may also be classified as short-term based on their highly liquid nature and because such investments represent the investment of cash that is available for current operations. For additional details see Note 7 of Notes to Consolidated Financial Statements.

Valuation of Certain Convertible Debt

Convertible debt instruments that may be settled in cash upon conversion require recognition of both the liability and equity components in the Consolidated Financial Statements. The debt component is required to be recognized at the fair value of a similar debt instrument that does not have an associated equity component. The equity component is recognized as the difference between the proceeds from the issuance of the convertible debt and the fair value of the liability, after adjusting for the deferred tax impact. The accounting guidance also requires an accretion of the resulting debt discount over the expected life of the convertible debt.

In February 2007, we issued $200.0 million in principal amount of our 1.25% senior convertible debentures (“1.25% debentures”) to Lehman Brothers Inc. (“Lehman Brothers”). In July 2007, we issued $225.0 million in principal amount of our 0.75% senior convertible debentures (“0.75% debentures”) to Credit Suisse Securities (USA) LLC (“Credit Suisse”). The 1.25% debentures and the 0.75% debentures contain partial cash settlement features and are therefore subject to the aforementioned accounting guidance. We estimated that the effective interest rate for similar debt without the conversion feature was 9.25% and 8.125% on the 1.25% debentures and 0.75% debentures, respectively. The resulting debt discount is amortized to non-cash interest expense under the interest method through the first date the debt holders can require us to repurchase their debentures. For additional details see Note 10 of Notes to Consolidated Financial Statements.

Valuation of Share Lending Arrangements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued accounting guidance that changed how companies account for share lending arrangements that were executed in connection with convertible debt offerings or other financings. The new accounting guidance requires all such share lending arrangements to be valued and amortized as interest expense in the same manner as debt issuance costs. As a result of the new accounting guidance, existing share lending arrangements relating to our class A common stock are required to be measured at fair value and amortized as interest expense in our Consolidated Financial Statements. In addition, in the event that counterparty default under the share lending arrangement becomes probable, we are required to recognize an expense in our Consolidated Statement of Operations equal to the then fair value of the unreturned loaned shares, net of any probable recoveries. We adopted the new accounting guidance effective January 4, 2010, the start of our fiscal year, and applied it retrospectively to all prior periods as required by the guidance.

We have two historical share lending arrangements subject to the new guidance. In connection with the issuance of our 1.25% debentures and 0.75% debentures, we loaned 2.9 million shares of our class A common stock to LBIE and 1.8 million shares of our class A common stock to Credit Suisse International ("CSI") under share lending arrangements. Application of the new accounting guidance resulted in higher non-cash amortization of imputed share lending costs in the current and prior periods, as well as a significant non-cash loss resulting from Lehman Brothers Holding Inc. ("Lehman") filing a petition for protection under Chapter 11 of the U.S. bankruptcy code on September 15, 2008, and LBIE commencing administration proceedings (analogous to bankruptcy) in the United Kingdom. On December 16, 2010, we entered into an assignment agreement with Deutsche Bank AG - London Branch ("Deutsche Bank") under which we assigned to Deutsche Bank our claims against LBIE and Lehman in connection with the share lending arrangement. Under the assignment agreement, Deutsche Bank paid us $24.0 million for the claims on December 16, 2010, and we may receive, upon the final allowance or admittance of the claims in the U.K. and U.S. proceedings, an additional payment for the claims. We cannot predict the amount of any such payment for the claims and cannot guarantee that we will receive any additional payment for the claims. The fair value of the 2.9 million shares of our class A common stock loaned and unreturned by LBIE at the time of the bankruptcy was $213.4 million, and the amount recovered under the assignment agreement on December 16, 2010 was $24.0 million, which was reflected in the third quarter of fiscal 2008 and fourth quarter of fiscal 2010, respectively, as "Gain (loss) on share lending arrangement" in our Consolidated Statements of Operations. For additional details see Notes 1 and 10 of Notes to Consolidated Financial Statements.

Accounting for Income Taxes

Our global operations involve manufacturing, R&D, selling and project development activities. Profit from non-U.S. activities is subject to local country taxation but not subject to United States tax until repatriated to the United States. It is our intention to indefinitely reinvest these earnings outside the United States. We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. In assessing the need for a valuation allowance, we consider historical levels of income, expectations and risks associated with the estimates of future taxable income and ongoing prudent and feasible tax planning strategies. In the event we determine that we would be able to realize additional deferred tax assets in the future in excess of the net recorded amount, or if we subsequently determine that realization of an amount previously recorded is unlikely, we would record an adjustment to the deferred tax asset valuation allowance, which would change income tax in the period of adjustment. As of January 2, 2011, we believe there is insufficient evidence to realize additional deferred tax assets, although it is reasonably possible that a reversal of the valuation allowance, which could be material, could occur in fiscal 2011.

The calculation of tax liabilities involves dealing with uncertainties in the application of complex global tax regulations. We recognize potential liabilities for anticipated tax audit issues in the United States and other tax jurisdictions based on our estimate of whether, and the extent to which, additional taxes will be due. If payment of these amounts ultimately proves to be unnecessary, the reversal of the liabilities would result in tax benefits being recognized in the period in which we determine the liabilities are no longer necessary. If the estimate of tax liabilities proves to be less than the ultimate tax assessment, a further charge to expense would result. We accrue interest and penalties on tax contingencies which are classified as “Provision for income taxes” in the Consolidated Statements of Operations and are not considered material. For additional details see Note 12 of Notes to Consolidated Financial Statements.

Pursuant to the Tax Sharing Agreement with Cypress, we are obligated to indemnify Cypress upon current utilization of carryforward tax attributes generated while we were part of the Cypress consolidated or combined group. Further, to the extent Cypress experiences any tax examination assessments attributable to our operations while part of the Cypress consolidated or combined group, Cypress will require an indemnification from us for those aspects of the assessment that relate to our operations. See also "Item 1A: Risk Factors" including “Our agreements with Cypress require us to indemnify Cypress for certain tax liabilities. These indemnification obligations and related contractual restrictions may limit our ability to pursue certain business initiatives.”

In addition, foreign exchange gains (losses) may result from estimated tax liabilities, which are expected to be realized in currencies other than the U.S. dollar.

Results of Operations

Fiscal Years

We report results of operations on the basis of 52- or 53-week periods, ending on the Sunday closest to December 31. Fiscal 2010 ended on January 2, 2011, fiscal 2009 ended on January 3, 2010 and fiscal 2008 ended on December 28, 2008. Each of fiscal 2010 and 2008 consisted of 52 weeks while fiscal 2009 consisted of 53 weeks.

Seasonal Trends

Our business is subject to industry-specific seasonal fluctuations. Sales have historically reflected these seasonal trends with the largest percentage of total revenues realized during the last two calendar quarters of a fiscal year. Lower seasonal demand normally results in reduced shipments and revenues in the first two calendar quarters of a fiscal year. There are various reasons for this seasonality, mostly related to economic incentives and weather patterns. For example, in European countries with feed-in tariffs, the construction of solar power systems may be concentrated during the second half of the calendar year, largely due to the annual reduction of the applicable minimum feed-in tariff and the fact that the coldest winter months are January through March. In the United States, customers will sometimes make purchasing decisions towards the end of the year in order to take advantage of tax credits or for other budgetary reasons. In addition, sales in the new home development market are often tied to construction market demands which tend to follow national trends in construction, including declining sales during cold weather months.

Revenue

	Year Ended
(Dollars in thousands)	January 2, 2011	January 3, 2010	December 28, 2008
Utility and power plants	$1,186,054	$653,531	$742,432
Residential and commercial	1,033,176	870,752	695,162
Total revenue	$2,219,230	$1,524,283	$1,437,594

Total Revenue:  During fiscal 2010 and 2009, our total revenue was $2,219.2 million and $1,524.3 million, respectively, an increase of 46% year-over-year, and we expect our total revenue to increase in 2011 as compared to 2010 as we continue to expand our sales across our UPP and R&C Segments. Our fiscal 2009 total revenue increased 6% compared to our total revenue in fiscal 2008. The increase in our total revenue in fiscal 2010 as compared to 2009 is primarily attributable to revenue related to the sale of several large scale projects, including projects acquired through our acquisition of SunRay, that were completed and monetized, as well as growing demand for our solar power products in the residential and commercial markets in the United States and Europe as a result of favorable renewable energy policies. The increase in our total revenue in fiscal 2009 as compared to 2008 resulted from strong demand in multiple geographies and market segments despite the difficult economic and credit environment.

Sales outside the United States represented approximately 71%, 57% and 64% of our total revenue for fiscal 2010, 2009 and 2008, respectively. The shift in revenue by geography in fiscal 2010 as compared to revenue reported in 2009 is due to the sale of several large scale projects completed or under construction in Italy during 2010. The change in geography mix in fiscal 2009 as compared to 2008 is primarily due to: (i) the expiration of an attractive governmental feed-in tariff in Spain in September 2008; (ii) the construction of a 25 MWac solar power plant in Desoto County, Florida in 2009; (iii) revenue growth in the United States, particularly in California, due to federal, state and local government incentives; and (iv) the growth of our third-party global dealer network.

Concentrations:  We have three customers that each accounted for 10 percent or more of our total revenue in one or more of fiscal years 2010, 2009 and 2008 as follows:

		Year Ended
(As a percentage of total revenue)		January 2, 2011	January 3, 2010	December 28, 2008
Significant Customers:	Business Segment
Customer A	UPP	12%	*	*
Customer B	UPP	*	12%	*
Customer C	UPP	*	*	18%
Customer D	UPP	*	*	11%

 *    denotes less than 10% during the period

UPP Segment Revenue:  Our UPP revenue for fiscal 2010, 2009 and 2008 was $1,186.1 million, $653.5 million and $742.4 million, respectively, which accounted for 53%, 43% and 52%, respectively, of our total revenue. UPP revenue increased 81% as compared to revenue reported in fiscal 2009 primarily due to revenue related to the sale of several large scale development projects acquired from SunRay primarily in Italy as well as an increase in the number of EPC contracts. In the second half of fiscal 2010 our UPP Segment completed the sale of 44 MWac and 8 MWac solar power plants in Montalto di Castro, Italy to a consortium of international investors, and a 13 MWac solar power plant in Anguillara, Italy to another customer. The UPP Segment further recognized revenue under the percentage-of-completion method for several solar power plants totaling 27.6 MWac in the Sicily region and Piedmont region of Italy, a 20 MWac solar power plant in Toronto, Canada and a 17 MWac solar power plant in Colorado. In addition, in fiscal 2010 our UPP Segment began providing solar panels and balance of system components to a utility customer in the United States under a large five-year supply contract.

In fiscal 2009, our UPP Segment recognized revenue from the construction of a 20 MWac solar power plant for SunRay (in its capacity as our third-party customer) in Montalto di Castro, Italy prior to our acquisition of that company. In addition, our UPP Segment completed the construction of a 25 MWac solar power plant in Desoto County, Florida and began the construction of a 10 MWac solar power plant at the Kennedy Space Center in Florida.

In fiscal 2008, our UPP Segment benefited from strong solar power plant demand in Europe, primarily in Spain, and reflected the installation of more than 40 MWac of Spanish based projects before the expiration of a governmental feed-in tariff in September 2008.

R&C Segment Revenue:  Our R&C revenue for fiscal 2010, 2009 and 2008 was $1,033.2 million, $870.8 million and $695.2 million, respectively, or 47%, 57% and 48%, respectively, of our total revenue. During fiscal 2010, R&C revenue increased 19% as compared to revenue reported in 2009 primarily due to growing demand for our solar power products in the residential and commercial markets in both the United States and Europe, and in part to our introduction of an additional product series in fiscal 2010 with increased solar panel efficiency and module configuration. The R&C revenue increase in fiscal 2010 was primary driven by demand in Germany, Italy and the United States, particularly in California and New Jersey, due to federal, state and local government incentives and strong demand in the residential and small commercial roof-top markets through our third-party global dealer network in both Europe and the United States. In addition, the R&C Segment began construction on several large commercial projects in New Jersey. Our third-party global dealer network was composed of approximately 1,500 dealers worldwide at the end of fiscal 2010.

In fiscal 2009, R&C revenue was primary driven by demand in Germany, Italy and the United States, particularly in California, due to federal, state and local government incentives and strong demand in the residential and small commercial roof-top markets through our third-party global dealer network in both Europe and the United States. In addition, the R&C Segment completed the construction of an 8 MWac solar power plant in Chicago, Illinois.

In fiscal 2008, R&C revenue was primarily due to strong demand in the residential and small commercial roof-top markets through our third-party global dealer network in both Europe and the United States. We added approximately 500 dealers, 500 dealers and 350 dealers during each of fiscal 2010, 2009 and 2008, respectively.

Cost of Revenue

Details of cost of UPP revenue are as follows:

	Year Ended
(Dollars in thousands)	January 2, 2011	January 3, 2010	December 28, 2008
Amortization of other intangible assets	$2,762	$2,732	$2,728
Stock-based compensation	7,608	5,808	8,690
Non-cash interest expense	5,412	1,231	329
Impairment of long-lived assets	—	—	2,203
Materials and other cost of revenue	892,544	517,079	520,424
Total cost of UPP revenue	$908,326	$526,850	$534,374
Total cost of UPP revenue as a percentage of UPP revenue	77%	81%	72%
Total UPP gross margin percentage	23%	19%	28%

Details of cost of R&C revenue are as follows:

	Year Ended
(Dollars in thousands)	January 2, 2011	January 3, 2010	December 28, 2008
Amortization of other intangible assets	$7,644	$8,465	$9,268
Stock-based compensation	8,121	8,190	10,199
Non-cash interest expense	1,495	1,508	465
Materials and other cost of revenue	783,751	695,550	533,667
Total cost of R&C revenue	$801,011	$713,713	$553,599
Total cost of R&C revenue as a percentage of R&C revenue	78%	82%	80%
Total R&C gross margin percentage	22%	18%	20%

Total Cost of Revenue: During fiscal 2010, our two solar cell manufacturing facilities produced 577.7 MWdc as compared to fiscal 2009 and 2008 when we produced 397.4 MWdc and 236.9 MWdc, respectively. Our manufacturing cost per watt decreased in fiscal 2010 as compared to 2009 due to lower material cost and better material utilization as well as higher volume, resulting in increased economies of scale in production. We are working with our suppliers and partners along all steps of the value chain to reduce costs by improving manufacturing technologies and expanding economies of scale.

During fiscal 2010, our total cost of revenue was $1,709.3 million, which represented an increase of 38% as compared to the total cost of revenue reported in fiscal 2009. The increase in total cost of revenue corresponds to the increase of 46% in total revenue during fiscal 2010. As a percentage of total revenue, total cost of revenue decreased to 77% in fiscal 2010 as compared to 81% in fiscal 2009. The decrease in total cost of revenue as a percentage of total revenue reflects: (i) reduced charges for inventory write-downs related to declining average selling prices of third-party solar panels of $1.4 million in fiscal 2010 as compared to $15.3 million in 2009; (ii) reduced large commercial balance of systems costs; and (iii) improvements attributable to continued manufacturing scale and reductions in our manufacturing cost per watt described above. Inventory written-down in fiscal 2009 that was sold in 2010 improved our gross margin by an immaterial amount in fiscal 2010.

During fiscal 2009, our total cost of revenue was $1,240.6 million, which represented an increase of 14% as compared to the total cost of revenue reported in fiscal 2008. As a percentage of total revenue, our total cost of revenue increased to 81% in fiscal 2009 as compared to 76% in fiscal 2008. This increase in total cost of revenue as a percentage of total revenue reflects: (i) lower factory utilization during the first half of fiscal 2009 due to our planned transition to a demand driven manufacturing strategy to reduce inventory levels; and (ii) the write-down and subsequent sale of inventory to its estimated market value in fiscal 2009 based on our assumptions about future demand and market conditions. This increase in total cost of revenue as a percentage of total revenue was partially offset by: (i) decreased costs of polysilicon; (ii) reduced expenses associated with the amortization of other intangible assets and stock-based compensation; and (iii) an asset impairment charge of $2.2 million in fiscal 2008 relating to the wind down of our imaging detector product line.

UPP Segment Gross Margin:  Gross margin was $277.7 million, $126.7 million and $208.1 million for fiscal 2010, 2009 and 2008, respectively, or 23%, 19% and 28%, respectively, of UPP revenue. UPP gross margin increased in fiscal 2010 as compared to 2009 due to a greater proportion of sales from development projects in Italy which have higher gross margins due to customers paying a premium for turn-key fully developed power plants. Additionally, gross margin increased due to reduced charges for inventory write-downs and subsequent sales of aged third-party solar panels in fiscal 2010 as compared to 2009.

Gross margin decreased in fiscal 2009 as compared to 2008 due to: (i) lower average selling prices for our solar power products; (ii) the write-down and subsequent sale of aged third-party solar panels to its estimated market value in 2009 based on our assumptions about future demand and market conditions; and (iii) our inability to reduce overhead costs incurred that are fixed in nature. This decrease in gross margin was partially offset by continued reduction in silicon costs.

R&C Segment Gross Margin:  Gross margin was $232.2 million, $157.0 million and $141.6 million for fiscal 2010, 2009 and 2008, respectively, or 22%, 18% and 20%, respectively, of R&C revenue. Gross margin increased in fiscal 2010 as compared to 2009 due to: (i) the reduction in large commercial balance of systems costs; and (ii) improvements attributable to continued manufacturing scale and reductions in our manufacturing cost per watt described above, partially offset by reduced average selling prices of our solar power products. Gross margin decreased in fiscal 2009 as compared to 2008 due to: (i) lower average selling prices for our solar power products; (ii) the write-down and subsequent sale of aged third-party solar panels to its estimated market value in 2009 based on our assumptions about future demand and market conditions; and (iii) our inability to reduce overhead costs incurred that are fixed in nature. This decrease in gross margin was partially offset by continued reduction in silicon costs.

R&D Expense

Details of R&D expense are as follows:

	Year Ended
(Dollars in thousands)	January 2, 2011	January 3, 2010	December 28, 2008
Stock-based compensation	$7,555	$6,296	$3,988
Other R&D	41,535	25,346	17,486
Total R&D	$49,090	$31,642	$21,474
Total R&D as a percentage of revenue	2%	2%	1%

During fiscal 2010 and 2009 our R&D expense was $49.1 million and $31.6 million, respectively, which represents an increase of 55% from fiscal 2009. Our fiscal 2009 R&D expense increased 47% compared to $21.5 million in fiscal 2008. The general increase in spending year-over-year resulted primarily from costs related to the improvement of our current generation solar cell manufacturing technology, development of our third generation of solar cells, development of next generation solar panels, development of next generation trackers and rooftop systems, and development of systems performance monitoring products. We expect our R&D expense to increase in fiscal 2011 as compared to 2010 as we continue in efforts to improve solar cell efficiency through enhancement of our existing products, development of new techniques such as concentrating photovoltaic power, and reducing manufacturing cost and complexity.

The increase in our R&D expense from fiscal 2009 to 2010 further pertains to (i) personnel related expense (including salary, stock-based compensation costs and bonus) as a result of increased headcount from approximately 180 on January 3, 2010 to 210 as of January 2, 2011; (ii) increased equipment expense and depreciation due to general growth and development; and (iii) decrease in cost reimbursements received from government agencies in the United States due to phase out of related programs during fiscal 2010. The increase in our R&D expense from fiscal 2008 to 2009 further resulted from increases in salaries, benefits and stock-based compensation costs as a result of increased headcount from approximately 150 on December 28, 2008 to 180 on January 3, 2010. These increases were partially offset by cost reimbursements received from various government entities in the United States.

In fiscal 2007 through 2010 we benefited from a Solar America Initiative R&D agreement with the United States Department of Energy in which we have been awarded $24.1 million through January 2, 2011. Payments received under this contract offset our research and development expense by $5.2 million in fiscal 2010 as compared to $8.9 million, $7.0 million and $3.0 million in 2009, 2008 and 2007, respectively. The award was fully funded by the end of the third quarter of fiscal 2010.

SG&A Expense

Details of SG&A expense are as follows:

	Year Ended
(Dollars in thousands)	January 2, 2011	January 3, 2010	December 28, 2008
Amortization of other intangible assets	$28,071	$5,277	$4,766
Stock-based compensation	31,088	26,700	47,343
Amortization of promissory notes	11,054	—	—
Other SG&A	251,723	158,267	121,631
Total SG&A	$321,936	$190,244	$173,740
Total SG&A as a percentage of revenue	15%	12%	12%

During fiscal 2010 and 2009, our SG&A expense was $321.9 million and $190.2 million, respectively, which represents an increase of 69%. Our fiscal 2009 SG&A expense increased 9% compared to $173.7 million in fiscal 2008. The increase in SG&A expense year-over-year resulted primarily from higher spending in all of the functional areas to support the growth of our business, including through acquisitions. Headcount related to SG&A expense increased from approximately 640 on December 28, 2008 to 675 on January 3, 2010 to 900 on January 2, 2011. We expect our SG&A expense to increase in fiscal 2011 as compared to 2010 as we continue to invest in expanding our sales operations and continue to grow our business globally.

The increase in SG&A expense in fiscal 2010 as compared to 2009 primarily related to: (i) SunRay's operating and development expenses being consolidated into our financial results from March 26, 2010 through January 2, 2011; (ii) higher amortization of other intangible assets related to project assets acquired from SunRay; (iii) amortization of the $14.0 million in promissory notes issued to SunRay's management shareholders in connection with the acquisition; (iv) SunRay acquisition-related costs and integration-related costs such as legal, accounting, valuation and other professional services; (v) costs associated with the formation of the AUOSP joint venture; (vi) personnel related expense (including salary, stock-based compensation costs, bonus and commission) as a result of increased headcount; (vii) additional bad debt expense due to the overall increase in revenue and the collectability of outstanding accounts receivable related to several customers impacted by the difficult economic conditions experienced in the last two years; and (viii) $4.4 million of expenses incurred in the first quarter of fiscal 2010 associated with our Audit Committee independent investigation of certain accounting entries primarily related to cost of goods sold by our Philippines operations.

The increase in SG&A expense in fiscal 2009 as compared to 2008 primarily related to: (i) sales and marketing spending to expand our third-party global dealer network and global branding initiatives; (ii) the launch of our new marketing campaign; and (iii) $3.6 million of expenses incurred in the fourth quarter of fiscal 2009 associated with our Audit Committee independent investigation of certain accounting entries primarily related to cost of goods sold by our Philippines operations. The increase was partially offset by reduced stock-based compensation associated with shares and options released from re-vesting restrictions.

Other Income (Expense), Net

	Year Ended
(Dollars in thousands)	January 2, 2011	January 3, 2010	December 28, 2008
Interest income	$1,541	$2,109	$10,789
Non-cash interest expense	$(23,709)	$(19,843)	$(16,716)
Other interest expense	(31,567)	(16,444)	(6,699)
Total interest expense	$(55,276)	$(36,287)	$(23,415)
Gain on deconsolidation of consolidated subsidiary	$36,849	$—	$—
Gain on change in equity interest in unconsolidated investee	$28,078	$—	$—
Gain on mark-to-market derivatives	$35,764	$21,193	$—
Gain (loss) on share lending arrangement	$24,000	$—	$(213,372)
Other, net	$(26,410)	$(5,229)	$(26,313)

Interest income during fiscal 2010, 2009 and 2008 primarily represents interest income earned on our cash, cash equivalents, restricted cash, restricted cash equivalents and available-for-sale securities during these periods. The decrease in interest income of 27% in fiscal 2010 as compared to 2009 and 80% in 2009 as compared to 2008 both resulted from lower interest rates earned on cash holdings.

Interest expense during fiscal 2010 primarily relates to debt under our senior convertible debentures, fees for our outstanding letters of credit with Deutsche Bank, the revolving credit facility with Union Bank, N.A. ("Union Bank") and Société Générale, Milan Branch ("Société Générale"), and the mortgage loan with International Finance Corporation ("IFC"). Interest expense during fiscal 2009 primarily relates to borrowings under our senior convertible debentures, fees for our outstanding letters of credit with Wells Fargo Bank, N.A. ("Wells Fargo"), the SPMY facility with the Malaysian government, the term loan with Union Bank and customer advance payments. Interest expense during fiscal 2008 relates to interest due on our senior convertible debentures, fees for our outstanding letters of credit with Wells Fargo and customer advance payments. The increase in interest expense of 52% in fiscal 2010 as compared to 2009 is due to: (i) additional indebtedness related to our $250.0 million in principal amount of 4.50% debentures issued in April 2010, $70.0 million borrowed from Union Bank in October 2010, approximately $98.0 million borrowed from Société Générale in November 2010 and $50.0 million borrowed from IFC in November 2010; and (ii) fees for our outstanding letters of credit with Deutsche Bank. The increase in interest expense of 55% in fiscal 2009 as compared to 2008 is primarily due to additional indebtedness related to our $230.0 million in principal amount of 4.75% debentures, approximately $219.0 million outstanding under the facility with the Malaysian government and $30.0 million under the term loan with Union Bank. These increases were partially offset by the deconsolidation of the outstanding balance under the facility with the Malaysian government in the third quarter of fiscal 2010 as a result of the AUOSP joint venture transaction and the repurchase of a portion of our 0.75% debentures during fiscal 2010 and 2009 with a principal amount of $143.8 million and $81.1 million, respectively. For additional details see Note 10 of Notes to Consolidated Financial Statements.

On July 5, 2010, we closed our joint venture transaction with AUO. Under the joint venture agreement our equity interest in SPMY, formerly our subsidiary, was reduced to 50% and the entity was renamed AUOSP. As a result of the shared power arrangement with AUO, we deconsolidated AUOSP and account for our direct investment under the equity method in the third quarter of fiscal 2010. We recognized a non-cash gain of $36.8 million as a result of the deconsolidation of AUOSP in the third quarter of fiscal 2010 in our Consolidated Statement of Operations. For additional details see Note 9 of Notes to Consolidated Financial Statements.

On June 30, 2010, Woongjin Energy completed its IPO and the sale of 15.9 million new shares of common stock. We did not participate in this common stock issuance by Woongjin Energy. As a result of the new common stock issuance by Woongjin Energy in its IPO, our percentage equity interest in Woongjin Energy decreased from 42.1% to 31.3% of its issued and outstanding shares of common stock. In connection with the IPO, we recognized a non-cash gain of $28.3 million in the second quarter of fiscal 2010 in our Consolidated Statement of Operations as a result of our equity interest in Woongjin Energy being revalued upon a dilutive event. In the fourth quarter of fiscal 2010, First Philec Solar issued an additional 0.5 million shares of common and preferred stock to investors which resulted in the reduction of our percent equity interest in First Philec Solar from 20% to 15% of its issued and outstanding shares of preferred and common stock. In connection with the additional funding, we recognized a non-cash loss of $0.3 million in the fourth quarter of fiscal 2010 as a result of our equity interest in First Philec Solar being diluted. For additional details see Note 9 of Notes to Consolidated Financial Statements.

The $35.8 million net gain on mark-to-market derivatives during fiscal 2010 relates to the change in fair value of the following derivative instruments associated with the 4.50% debentures: (i) the embedded cash conversion option; (ii) over-allotment option; (iii) bond hedge transaction; and (iv) warrant transaction. The changes in fair value of these derivatives are reported in our Consolidated Statement of Operations until such transactions settle or expire. The over-allotment option derivative settled on April 5, 2010 when the initial purchasers of the 4.50% debentures exercised the $30.0 million over-allotment option in full. As a result of the terms of the warrants being amended and restated so that they are settled in shares of our class A common stock rather than in cash, the warrants will not require mark-to-market accounting treatment subsequent to December 23, 2010. For additional details see Note 10 of Notes to Consolidated Financial Statements.

The $21.2 million non-cash gain on mark-to-market derivatives during fiscal 2009 relates to the change in fair value of the purchased options associated with the issuance of our 4.75% debentures. The purchased options, which are indexed to our class A common stock, were deemed to be mark-to-market derivatives during the one-day period in which the over-allotment option in favor of the 4.75% debenture underwriters was unexercised. We entered into the debenture underwriting agreement on April 28, 2009 and the 4.75% debenture underwriters exercised the over-allotment option in full on April 29, 2009. During the one-day period that the underwriters’ over-allotment option was outstanding, our class A common stock price increased substantially, resulting in a non-cash gain on purchased options of $21.2 million in fiscal 2009 in our Consolidated Statement of Operations. For additional details see Note 10 of Notes to Consolidated Financial Statements.

In connection with the issuance of our 1.25% debentures, we loaned 2.9 million shares of our class A common stock to LBIE under a share lending arrangement. On September 15, 2008, Lehman filed a petition for protection under Chapter 11 of the U.S. bankruptcy code and LBIE commenced administration proceedings (analogous to bankruptcy) in the United Kingdom. As a result, we recognized a $213.4 million non-cash loss in the third quarter of fiscal 2008 which was the then fair value of the 2.9 million shares of our class A common stock loaned and unreturned by LBIE. On December 16, 2010, we entered into an assignment agreement with Deutsche Bank under which we assigned to Deutsche Bank our claims against LBIE and Lehman in connection with the share lending arrangement. We recovered $24.0 million under the assignment agreement with Deutsche Bank which was reflected in the fourth quarter of fiscal 2010 as "Gain (loss) on share lending arrangement" in our Consolidated Statements of Operations. For additional details see Notes 1 and 10 of Notes to Consolidated Financial Statements.

The following table summarizes the components of other, net:

	Year Ended
(Dollars in thousands)	January 2, 2011	January 3, 2010	December 28, 2008
Gain (loss) on derivatives and foreign exchange	$(27,701)	$(3,902)	$(20,602)
Gain on sale (impairment) of investments	770	(1,443)	(5,408)
Other income (expense), net	521	116	(303)
Total other, net	$(26,410)	$(5,229)	$(26,313)

Other, net expenses during fiscal 2010, 2009 and 2008 consists primarily of losses totaling $23.1 million, $0.9 million and $6.5 million, respectively, from expensing the time value of option contracts and forward points on forward exchange contracts, losses totaling $4.6 million, $3.0 million and $14.1 million, respectively, on foreign currency derivatives and foreign exchange largely due to the volatility in the currency markets, impairment charges totaling $0.8 million, $2.0 million and $5.4 million, respectively, for debt securities, auction rate securities, certain money market funds and non-publicly traded investments, partially offset by gains totaling $1.6 million, $0.6 million and zero, respectively, for the sale of auction rate securities and distributions received from certain money market funds. For additional details see Notes 7 and 11 of Notes to Consolidated Financial Statements.

Income Taxes

	Year Ended
(Dollars in thousands)	January 2, 2011	January 3, 2010	December 28, 2008
Provision for income taxes	$(23,375)	$(21,028)	$(40,618)
As a percentage of revenue	1%	1%	3%

In fiscal 2010, our income tax provision of $23.4 million on income from continuing operations before income taxes and equity in earnings of unconsolidated investees of $183.4 million was primarily due to the mix of income earned in domestic and foreign jurisdictions, nondeductible amortization of purchased other intangible assets, non deductible equity compensation, amortization of debt discount from convertible debentures, gain on change in equity interest in Woongjin Energy, mark-to-market fair value adjustments, changes in the valuation allowance on deferred tax assets, and discrete stock option deductions. In fiscal 2009, our income tax provision of $21.0 million on income from continuing operations before income taxes and equity in earnings of unconsolidated investees of $43.6 million was primarily due to domestic and foreign income taxes in certain jurisdictions where our operations were profitable, net of nondeductible amortization of purchased other intangible assets, discrete stock option deductions and the discrete non-cash non-taxable gain on purchased options. In fiscal 2008, our income tax provision of $40.6 million on loss from continuing operations before income taxes and equity in earnings of unconsolidated investees of $97.9 million was primarily attributable to the consumption of non-stock net operating loss carryforwards, net of foreign income taxes in profitable jurisdictions where the tax rates are less than the U.S. statutory rate.

We are subject to tax holidays in the Philippines where we manufacture our solar power products. The tax holidays are scheduled to expire within the next several years beginning in 2010, and we have applied for tax extensions. Tax holidays in the Philippines reduce our tax rate to 0% from 30%. Tax savings associated with the Philippine tax holidays were approximately $11.8 million, $11.1 million and $10.2 million in fiscal 2010, 2009 and 2008, respectively, which provided a diluted net income (loss) per share benefit of $0.11, $0.12 and $0.13, respectively.

We have a tax ruling in Switzerland where we sell our solar power products. The ruling in Switzerland reduces our tax rate to 11.5% from approximately 24.2%. Tax savings associated with this ruling was approximately $1.6 million, $0.4 million and zero in fiscal 2010, 2009 and 2008, respectively, which provided a diluted net income (loss) per share benefit of $0.02 in fiscal 2010 and zero in both fiscal 2009 and 2008. This current tax ruling expires at the end of 2015.

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

We have California state net operating loss carryforwards of approximately $27.6 million as of January 2, 2011, which expire at various dates from 2011 to 2017. We also had R&D credit carryforwards of approximately $4.0 million for federal tax purposes and $4.3 million for state tax purposes. We have provided a valuation allowance on our net deferred tax assets in the United States because of the uncertainty of their realizability. We expect it is more likely than not that we will not realize our net deferred tax assets as of January 2, 2011. The majority of the net operating loss carryforwards were created by employee stock transactions. Because there is uncertainty as to the realizability of the loss carryforwards, the portion created by employee stock transactions are not reflected on our Consolidated Balance Sheets.

Equity in earnings of unconsolidated investees

	Year Ended
(Dollars in thousands)	January 2, 2011	January 3, 2010	December 28, 2008
Equity in earnings of unconsolidated investees	$6,845	$9,929	$14,077
As a percentage of revenue	—%	1%	1%

Our equity in earnings of unconsolidated investees were gains of $6.8 million, $9.9 million and $14.1 million in fiscal 2010, 2009 and 2008, respectively. Our share of Woongjin Energy’s income totaled $14.4 million, $9.8 million and $14.2 million in fiscal 2010, 2009 and 2008, respectively. The change in our equity share of Woongjin Energy’s earnings year-over-year represents the growth of the joint venture's operations, foreign currency translation, and changes in our equity ownership. Our share of First Philec Solar’s income totaled $0.4 million and $0.1 million in fiscal 2010 and 2009, respectively, and our share of First Philec Solar’s losses totaled $0.1 million in fiscal 2008. Our equity share of First Philec Solar's earnings increased year-over-year due to increases in production since First Philec Solar became operational in the second quarter of fiscal 2008. Our share of AUOSP’s loss totaled $8.0 million in fiscal 2010. AUOSP became operational in the fourth quarter of fiscal 2010 with construction to continue through fiscal 2013. For additional details see Note 9 of Notes to Consolidated Financial Statements.

Income from discontinued operations, net of taxes

	Year Ended
(Dollars in thousands)	January 2, 2011	January 3, 2010	December 28, 2008
Income from discontinued operations, net of taxes	$11,841	$—	$—
As a percentage of revenue	1%	—%	—%

In connection with our acquisition of SunRay on March 26, 2010, we acquired a SunRay project company, Cassiopea, operating a previously completed 20 MWac solar power plant in Montalto di Castro, Italy. In the period in which our asset is classified as held-for-sale, we are required to segregate for all periods presented the related assets, liabilities and results of operations associated with that asset as discontinued operations. In fiscal 2010, we recognized a gain of $11.4 million for the sale of Cassiopea on August 5, 2010. Cassiopea's results of operations for the fiscal year ended January 2, 2011 were classified as “Income from discontinued operations, net of taxes” in our Consolidated Statement of Operations. For additional details see Note 4 of Notes to Consolidated Financial Statements.

Liquidity and Capital Resources

Cash Flows

A summary of the sources and uses of cash and cash equivalents is as follows:

	Year Ended
(Dollars in thousands)	January 2, 2011	January 3, 2010	December 28, 2008
Net cash provided by operating activities of continuing operations	$168,165	$121,325	$154,831
Net cash used in investing activities of continuing operations	(461,360)	(256,559)	(326,146)
Net cash provided by financing activities of continuing operations	244,282	552,350	92,553

Operating Activities

Net cash provided by operating activities of continuing operations of $168.2 million in fiscal 2010 was primarily the result of: (i) income from continuing operations of $166.9 million plus non-cash charges totaling $255.1 million for depreciation, amortization, stock-based compensation, debt issuance costs and non-cash interest expense, partially offset by a $0.8 million net gain on investments, a $24.0 million recovery on a previously recorded loss on a share lending arrangement to LBIE, a $35.8 million net gain on mark-to-market derivatives related to the change in fair value of the derivative instruments associated with the 4.50% debentures, and other non-cash income of $72.0 million primarily related to our equity share in earnings of joint ventures, gain on deconsolidation of AUOSP, net gain on change in our equity interest in joint ventures and a net gain on mark-to-market derivatives; and (ii) increases in accounts payable and other accrued liabilities of $158.0 million as well as an increase in customer advances of $90.6 million primarily from AUOSP. The increase was partially offset by increases in accounts receivable of $132.2 million related to the increase in revenue, inventories of $114.5 million as we continue to grow our business, and advances to polysilicon suppliers of $96.1 million primarily to one supplier, as well as other changes in operating assets and liabilities of $27.4 million.

Net cash provided by operating activities of continuing operations of $121.3 million in fiscal 2009 was primarily the result of: (i) income from continuing operations of $32.5 million, plus non-cash charges totaling $175.3 million for depreciation, amortization, impairment of investments, stock-based compensation and non-cash interest expense, less non-cash income of $31.1 million related to a gain on purchased options and our equity share in earnings of joint ventures; as well as (ii) decreases in inventories of $53.7 million due to improved inventory turns as a result of management’s demand-driven manufacturing model. The increase was partially offset by an increase in accounts receivable of $50.5 million due to the increase in total revenue in the fourth quarter of fiscal 2009 as compared to the same period in 2008 and in advances to polysilicon suppliers of $27.9 million and decreases in customer advances of $18.4 million, as well as other changes in operating assets and liabilities of $12.3 million.

Net cash provided by operating activities of continuing operations of $154.8 million in fiscal 2008 was primarily the result of: (i) a loss from continuing operations of $124.4 million, plus non-cash charges totaling $382.1 million for depreciation, amortization, impairment of investments and long-lived assets, stock-based compensation, non-cash interest expense and the fair value of a share lending arrangement with LBIE, less non-cash income of $14.1 million for our equity share in earnings of joint ventures; as well as (ii) increases in customer advances of $40.1 million, primarily for future polysilicon purchases by a third party that manufactures ingots which are sold back to us under an ingot supply agreement, and in accounts payable and other accrued liabilities of $150.1 million. These items were partially offset by decreases in billings in excess of costs and estimated earnings of $53.6 million related to contractual timing of system project billings, as well as increases in inventories of $95.7 million, mainly due to our agreement to design and build two solar photovoltaic power plants for a significant customer, accounts receivable of $57.6 million and other changes in operating assets and liabilities totaling $72.1 million.

Investing Activities

Net cash used in investing activities of continuing operations in fiscal 2010 was $461.4 million, of which: (i) $119.2 million relates to capital expenditures primarily associated with the continued construction of FAB3 in Malaysia prior to deconsolidation on July 5, 2010; (ii) $272.7 million in cash was paid for the acquisition of SunRay, net of cash acquired; (iii) $40.1 million for the purchase of debt securities; (iv) $5.6 million of increases in restricted cash and cash equivalents; (v) $17.8 million in cash paid for investments in AUOSP and non-public companies; and (vi) $12.9 million relates to cash of AUOSP that was deconsolidated on July 5, 2010. Cash used in investing activities was partially offset by $5.3 million in proceeds received from the sale of equipment to a third-party contract manufacturer and $1.6 million on money market fund distributions.

Net cash used in investing activities of continuing operations during fiscal 2009 was $256.6 million, of which: (i) $167.8 million relates to capital expenditures primarily associated with the completion of our second solar cell manufacturing facility (“FAB2”) in the Philippines and the continued construction of FAB3 in Malaysia; (ii) $135.5 million relates to increases in restricted cash and cash equivalents for the drawdown under the facility agreement with the Malaysian government; and (iii) $2.4 million relates to cash paid for investments in First Philec Solar and a non-public company. Cash used in investing activities was partially offset by $39.1 million in proceeds received from the sales or maturities of available-for-sale securities and $10.0 million in proceeds received from the sale of equipment to a third-party contract manufacturer.

Net cash used in investing activities of continuing operations during fiscal 2008 was $326.1 million, of which: (i) $265.9 million relates to capital expenditures primarily associated with the continued construction of FAB2 in the Philippines; (ii) $107.4 million relates to increases in restricted cash and cash equivalents for advanced payments received from customers for which we provided cash collateralized bank standby letters of credit and for the first drawdown under the facility agreement with the Malaysian government; (iii) $18.3 million in cash which was paid for the acquisitions of Solar Solutions in Italy, and Solar Sales Pty. Ltd. in Australia, net of cash acquired; and (iv) $24.6 million in cash which was paid for investments in joint ventures and other non-public companies. Cash used in investing activities was partially offset by $90.1 million in proceeds received from the sales of available-for-sale securities, net of available-for-sale securities purchased during the period, and investment in certain money market funds re-designated from cash and cash equivalents to short-term investments.

Financing Activities

Net cash provided by financing activities of continuing operations in fiscal 2010 was $244.3 million and reflects cash received from the following sources: (i) $230.5 million in net proceeds from the issuance of $250.0 million in principal amount of our 4.50% debentures, after reflecting the payment of the net cost of the call spread overlay; (ii) $214.7 million and $318.6 million in net proceeds from various bank and project loans, respectively; (iii) $24.0 million received under the LBIE claim assignment agreement with Deutsche Bank; (iv) $0.2 million in excess tax benefits from stock-based award activity; and (v) $0.9 million from stock option exercises. Cash received was partially offset by: (i) $333.5 million principal amount of project loans assumed by customers with the sale of 44 MWac and 8 MWac solar power plants in Montalto di Castro, Italy to a consortium of international investors; (ii) cash paid of $30.0 million to Union Bank to terminate our $30.0 million term loan; (iii) repayment of $33.6 million to Piraeus Bank to terminate our current account overdraft agreement in Greece; (iv) repurchase of $143.8 million in principal amount of our 0.75% debentures; and (v) $3.7 million for treasury stock purchases that were used to pay withholding taxes on vested restricted stock.

Net cash provided by financing activities of continuing operations during fiscal 2009 was $552.4 million and reflects cash received from the following sources: (i) $218.8 million in net proceeds from our public offering of 10.35 million shares of our class A common stock; (ii) $198.7 million in net proceeds from the issuance of $230.0 million in principal amount of our 4.75% debentures, after reflecting the payment of the net cost of the call spread overlay; (iii) Malaysian Ringgit 560.0 million (approximately $163.4 million based on the exchange rate as of January 3, 2010) from the Malaysian government under AUOSP's facility agreement; (iv) $29.8 million in net proceeds from Union Bank under our $30.0 million term loan; (v) $20.1 million in excess tax benefits from stock-based award activity; and (vi) $1.5 million from stock option exercises. Cash received during fiscal 2009 was partially offset by cash paid of $75.6 million to repurchase approximately $81.1 million in principal amount of our 0.75% debentures and $4.3 million for treasury stock purchases that were used to pay withholding taxes on vested restricted stock.

Net cash provided by financing activities of continuing operations during fiscal 2008 was $92.6 million and reflects proceeds received of Malaysian Ringgit 190.0 million (approximately $54.6 million based on the exchange rate as of December 28, 2008) from the Malaysian government under AUOSP's facility agreement, $5.1 million from stock option exercises and $40.7 million in excess tax benefits from stock-based award activity, partially offset by cash paid of $6.7 million for treasury stock purchases that were used to pay withholding taxes on vested restricted stock and $1.2 million for conversion of 1.25% debentures.

Debt and Credit Sources

Convertible Debentures

On April 1, 2010, we issued $220.0 million in principal amount of our 4.50% debentures and received net proceeds of $214.9 million, before payment of the net cost of the bond hedge and warrant transactions of $12.1 million. On April 5, 2010, the initial purchasers of the 4.50% debentures exercised the $30.0 million over-allotment option in full and we received net proceeds of $29.3 million, before payment of the net cost of the bond hedge and warrant transactions of $1.6 million. Interest on the 4.50% debentures is payable on March 15 and September 15 of each year, which commenced September 15, 2010. The 4.50% debentures mature on March 15, 2015. The 4.50% debentures are convertible only into cash, and not into shares of our class A common stock (or any other securities). Prior to December 15, 2014, the 4.50% debentures are convertible only upon specified events and, thereafter, they will be convertible at any time, based on an initial conversion price of $22.53 per share of our class A common stock. The conversion price will be subject to adjustment in certain events, such as distributions of dividends or stock splits. Upon conversion, we will deliver an amount of cash calculated by reference to the price of our class A common stock over the applicable observation period. The 4.50% debentures will not be convertible until the first quarter of fiscal 2011. We may not redeem the 4.50% debentures prior to maturity. Holders may also require us to repurchase all or a portion of their 4.50% debentures upon a fundamental change, as defined in the debenture agreement, at a cash repurchase price equal to 100% of the principal amount plus accrued and unpaid interest. In the event of certain events of default, such as our failure to make certain payments or perform or observe certain obligations thereunder, Wells Fargo, the trustee, or holders of a specified amount of then-outstanding 4.50% debentures will have the right to declare all amounts then outstanding due and payable. For additional details see Note 10 of Notes to Consolidated Financial Statements.

In May 2009, we issued $230.0 million in principal amount of our 4.75% debentures and received net proceeds of $225.0 million, before payment of the net cost of the call spread overlay of $26.3 million. Interest on the 4.75% debentures is payable on April 15 and October 15 of each year, which commenced October 15, 2009. Holders of the 4.75% debentures are able to exercise their right to convert the debentures at any time into shares of our class A common stock at a conversion price equal to $26.40 per share. The applicable conversion rate may adjust in certain circumstances, including upon a fundamental change, as defined in the indenture governing the 4.75% debentures. If not earlier converted, the 4.75% debentures mature on April 15, 2014. Holders may also require us to repurchase all or a portion of their 4.75% debentures upon a fundamental change at a cash repurchase price equal to 100% of the principal amount plus accrued and unpaid interest. In the event of certain events of default, such as our failure to make certain payments or perform or observe certain obligations thereunder, Wells Fargo, the trustee, or holders of a specified amount of then-outstanding 4.75% debentures will have the right to declare all amounts then outstanding due and payable. For additional details see Note 10 of Notes to Consolidated Financial Statements.

In February 2007, we issued $200.0 million in principal amount of our 1.25% debentures and received net proceeds of $194.0 million. In fiscal 2008, we received notices for the conversion of $1.4 million in principal amount of the 1.25% debentures which we settled for $1.2 million in cash and 1,000 shares of class A common stock. As of January 2, 2011, an aggregate principal amount of $198.6 million of the 1.25% debentures remain issued and outstanding. Interest on the 1.25% debentures is payable on February 15 and August 15 of each year, which commenced August 15, 2007. The 1.25% debentures mature on February 15, 2027. Holders may require us to repurchase all or a portion of their 1.25% debentures on each of February 15, 2012, February 15, 2017 and February 15, 2022, or if we experience certain types of corporate transactions constituting a fundamental change, as defined in the indenture governing the 1.25% debentures. Any repurchase of the 1.25% debentures under these provisions will be for cash at a price equal to 100% of the principal amount of the 1.25% debentures to be repurchased plus accrued and unpaid interest. In addition, we may redeem some or all of the 1.25% debentures on or after February 15, 2012 for cash at a redemption price equal to 100% of the principal amount of the 1.25% debentures to be redeemed plus accrued and unpaid interest. For additional details see Note 10 of Notes to Consolidated Financial Statements.

In July 2007, we issued $225.0 million in principal amount of our 0.75% debentures and received net proceeds of $220.1 million. In fiscal 2009, we repurchased $81.1 million in principal amount of the 0.75% debentures for $75.6 million in cash. In fiscal 2010, we repurchased $143.8 million in principal amount of the 0.75% debentures for $143.8 million in cash, of which $143.3 million was pursuant to the contracted debenture holder put on August 2, 2010. As of January 2, 2011, an aggregate principal amount of $0.1 million of the 0.75% debentures remain issued and outstanding. Interest on the 0.75% debentures is payable on February 1 and August 1 of each year, which commenced February 1, 2008. The 0.75% debentures mature on August 1, 2027. Holders of the remaining 0.75% debentures could require us to repurchase all or a portion of their debentures on each of August 1, 2015, August 1, 2020 and August 1, 2025, or if we experienced certain types of corporate transactions constituting a fundamental change, as defined in the indenture governing the 0.75% debentures. The 0.75% debentures were classified as long-term liabilities and short-term liabilities in our Consolidated Balance Sheets as of January 2, 2011 and January 3, 2010, respectively, due to the ability of the holders to require us to repurchase their 0.75% debentures commencing on August 1, 2015 and August 2, 2010, respectively. Any repurchase of the 0.75% debentures under these provisions will be for cash at a price equal to 100% of the principal amount of the 0.75% debentures to be repurchased plus accrued and unpaid interest. In addition, we could redeem the remaining 0.75% debentures on or after August 2, 2010 for cash at a redemption price equal to 100% of the principal amount of the 0.75% debentures to be redeemed plus accrued and unpaid interest. For additional details see Note 10 of Notes to Consolidated Financial Statements.

Debt Facility Agreement with the Malaysian Government

On December 18, 2008, AUOSP, then our subsidiary, entered into a facility agreement with the Malaysian government. As of January 3, 2010, AUOSP had outstanding Malaysian Ringgit 750.0 million ($219.0 million based on the exchange rates as of January 3, 2010) under the facility agreement to finance the construction of FAB3 in Malaysia. On July 5, 2010, the joint venture closed between our subsidiary SPTL, AUOSP, AUO, and AUO Taiwan. Under the terms of the joint venture agreement, our subsidiary SPTL and AUO each own 50% of the AUOSP joint venture. AUOSP retains the existing debt facility and we deconsolidated the outstanding balance on July 5, 2010 due to the shared power arrangement with AUO. We do not guarantee or collateralize the debt facility held by AUOSP. For additional details see Notes 9 and 10 of Notes to Consolidated Financial Statements.

Mortgage Loan Agreement with IFC

On May 6, 2010, our subsidiaries SPML and SPML Land, Inc. (“SPML Land”) entered into a mortgage loan agreement with IFC. Under the loan agreement, SPML may borrow up to $75.0 million during the first two years, and SPML shall repay the amount borrowed, starting 2 years after the date of borrowing, in 10 equal semiannual installments over the following 5 years. SPML shall pay interest of LIBOR plus 3% per annum on outstanding borrowings, and a front-end fee of 1% on the principal amount of borrowings at the time of borrowing, and a commitment fee of 0.5% per annum on funds available for borrowing and not borrowed. SPML may prepay all or a part of the outstanding principal, subject to a 1% prepayment premium. On November 12, 2010, SPML borrowed $50.0 million under the mortgage loan agreement. A total of $25.0 million remains available for borrowing under the mortgage loan agreement. SPML and SPML Land pledged certain assets as collateral supporting SPML's repayment obligation. For additional details see Note 10 of Notes to Consolidated Financial Statements.

Loan Agreement with California Enterprise Development Authority ("CEDA")

On December 29, 2010, we borrowed from CEDA the proceeds of the $30.0 million aggregate principal amount of CEDA's tax-exempt Recovery Zone Facility Revenue Bonds (SunPower Corporation - Headquarters Project) Series 2010 (the "Bonds") maturing April 1, 2031 under a loan agreement with CEDA. Our obligations under the loan agreement were contained in a promissory note dated December 29, 2010 issued by us to CEDA, which assigned the promissory note, along with all right, title and interest in the loan agreement, to Wells Fargo, as trustee, with respect to the Bonds for the benefit of the holders of the Bonds. The Bonds will initially bear interest at a variable interest rate (determined weekly), but at our option may be converted into fixed-rate bonds (which include covenants of, and other restrictions on, us to be determined at the time of conversion). As of January 2, 2011 the $30.0 million aggregate principal amount of the Bonds is classified as "Short-term debt" in our Consolidated Balance Sheet due to the potential for the Bonds to be redeemed or tendered for purchase on June 22, 2011 under the reimbursement agreement. If the Bonds are converted into fixed-rate bonds prior to June 22, 2011, they will be reclassified to "Long-term debt" in our Consolidated Balance Sheet. For additional details see Note 10 of Notes to Consolidated Financial Statements.

Term Loan with Union Bank

On April 17, 2009, we entered into a loan agreement with Union Bank under which we borrowed $30.0 million for a three year term at an interest rate of LIBOR plus 2%. As of January 3, 2010, the outstanding loan balance was $30.0 million of which $11.3 million and $18.7 million had been classified as “current portion of long-term debt” and “Long-term debt,” respectively, in our Consolidated Balance Sheet, based on projected quarterly installments commencing June 30, 2010. On April 9, 2010 we repaid all principal and interest outstanding under the term loan with Union Bank. For additional details see Note 10 of Notes to Consolidated Financial Statements.

Revolving Credit Facility with Union Bank

On October 29, 2010, we entered into a revolving credit facility with Union Bank. Until the maturity date of October 28, 2011, we may borrow up to $70.0 million under the revolving credit facility. Amounts borrowed may be repaid and reborrowed until October 28, 2011. As collateral under the revolving credit facility, we pledged our holding of 19.4 million shares of common stock of Woongjin Energy to Union Bank. The revolving credit facility may be increased up to $100.0 million at our option and upon receipt of additional commitments from lenders. On October 29, 2010, we drew down $70.0 million under the revolving credit facility which amount, as of January 2, 2011, was classified as "Short-term debt" in our Consolidated Balance Sheet.

The amount available for borrowing under the revolving credit facility is further capped at 30% of the market value of our shares in Woongjin Energy ("Borrowing Base"). If at any time the amount outstanding under the revolving credit facility is greater than the Borrowing Base, we must repay the difference within two business days. In addition, upon a material adverse change which, in the sole judgment of Union Bank, would adversely affect the ability of Union Bank to promptly sell the Woongjin Energy shares, including but not limited to any unplanned closure of the Korean Stock Exchange that lasts for more than one trading session, we must repay all outstanding amounts under the revolving credit facility within five business days, and the revolving credit facility will be terminated.

We are required to pay interest on outstanding borrowings of, at our option, (1) LIBOR plus 2.75% or (2) 1.75% plus a base rate equal to the highest of (a) the federal funds rate plus 1.5%, (b) Union Bank's prime rate as announced from time to time, or (c) LIBOR plus 1.0%, per annum; a front-end fee of 0.40% on the available borrowing; and a commitment fee of 0.25% per annum on funds available for borrowing and not borrowed. On January 11, 2011, we repaid $65.0 million plus interest to date under the revolving credit facility with Union Bank. For additional details see Note 10 of Notes to Consolidated Financial Statements.

Revolving Credit Facility with Société Générale

On November 23, 2010, we entered into a revolving credit facility with Société Générale under which we may borrow up to Euro 75.0 million from Société Générale. Amounts borrowed may be repaid and reborrowed until April 23, 2011. Interest periods are monthly. All amounts borrowed are due on May 23, 2011. On November 26, 2010 we drew down Euro 75.0 million ($98.0 million based on the exchange rates as of January 2, 2011) under the revolving credit facility which amount, as of January 2, 2011, was classified as "Short-term debt" in our Consolidated Balance Sheet. Borrowings under the revolving credit facility are not collateralized. We are required to pay interest on outstanding borrowings of (1) EURIBOR plus 2.20% per annum until and including February 23, 2011, and (2) EURIBOR plus 3.25% per annum after February 23, 2011; a front-end fee of 0.50% on the available borrowing; and a commitment fee of 1% per annum on funds available for borrowing and not borrowed. On January 25, 2011 we repaid Euro 70.0 million ($91.5 million based on the exchange rates as of January 2, 2011) on borrowings plus interest to date under the revolving credit facility with Société Générale. For additional details see Note 10 of Notes to Consolidated Financial Statements.

Letter of Credit Facility with Deutsche Bank

On April 12, 2010, subsequently amended on December 22, 2010, we entered into a letter of credit facility with Deutsche Bank, as issuing bank and as administrative agent, and certain financial institutions. The letter of credit facility provides for the issuance, upon our request, of letters of credit by the issuing bank in order to support our obligations, in an aggregate amount not to exceed $375.0 million (or up to $400.0 million upon the agreement of the parties). Each letter of credit issued under the letter of credit facility must have an expiration date no later than the earlier of the second anniversary of the issuance of that letter of credit and April 12, 2013, except that: (i) a letter of credit may provide for automatic renewal in one-year periods, not to extend later than April 12, 2013; and (ii) up to $100.0 million in aggregate amount of letters of credit, if cash-collateralized, may have expiration dates no later than the fifth anniversary of the closing of the letter of credit facility. For outstanding letters of credit under the letter of credit facility we pay a fee of 0.50% plus any applicable issuances fees charged by its issuing and correspondent banks. We also pay a commitment fee of 0.20% on the unused portion of the facility. As of January 2, 2011, letters of credit issued under the letter of credit facility totaled $326.9 million and we are required to collateralize at least 50% of the dollar-denominated obligations under the issued letters of credit, and 55% of the non-dollar-denominated obligations under the issued letters of credit, with restricted cash on our Consolidated Balance Sheet. Our obligations are also guaranteed by our subsidiaries SunPower North America, LLC and SunPower Corporation, Systems, who, together with us, have granted a security interest in certain of their accounts receivable and inventory to Deutsche Bank to collateralize our obligations. For additional details see Note 10 of Notes to Consolidated Financial Statements.

Amended Credit Agreement with Wells Fargo

On April 12, 2010, we entered into an amendment of our credit agreement with Wells Fargo. On April 26, 2010 and November 29, 2010, letters of credit under the uncollateralized letter of credit subfeature and collateralized letter of credit facility, respectively, expired and as of January 2, 2011 all outstanding letters of credit had been moved to the Deutsche Bank letter of credit facility. Letters of credit totaling $150.7 million were issued by Wells Fargo under the collateralized letter of credit facility as of January 3, 2010 and were fully collateralized with restricted cash on the Consolidated Balance Sheet. The Company paid a fee of 0.2% to 0.4% depending on maturity for outstanding letters of credit under the collateralized letter of credit facility. For additional details see Note 10 of Notes to Consolidated Financial Statements.

Commercial Project Financing Agreement with Wells Fargo

On June 29, 2009, we signed a commercial project financing agreement with Wells Fargo to fund up to $100 million of commercial-scale solar power system projects through May 31, 2010. In the fourth quarter of fiscal 2009, we sold two solar power system projects to Wells Fargo, and in the third quarter of fiscal 2010 we sold an additional two projects to Wells Fargo, under the terms and conditions of the initial agreement.

Under the financing agreement, we designed and built the systems, and upon completion of each system, sold the systems to Wells Fargo, who in turn, leased back the systems to us over minimum lease terms of up to 20 years. Separately, we entered into PPAs with end customers, who host the systems and buy the electricity directly from us under PPAs of up to 20 years. At the end of the lease term, we have the option to purchase the systems at fair value or remove the systems. The deferred profit on the sale of the systems to Wells Fargo is being recognized over the minimum term of the lease. For additional details see Note 8 of Notes to Consolidated Financial Statements.

 Liquidity

As of January 2, 2011, we had unrestricted cash and cash equivalents of $605.4 million as compared to $615.9 million as of January 3, 2010. Our cash balances are held in numerous locations throughout the world, including substantial amounts held outside of the United States. The amounts held outside of the United States representing the earnings of our foreign subsidiaries, if repatriated to the United States under current law, would be subject to United States federal and state tax less applicable foreign tax credits. Repatriation of earnings that have not been subjected to U.S. tax and which have been indefinitely reinvested outside the U.S. could result in additional United States federal income tax payments in future years. As of January 2, 2011, our foreign subsidiaries have accumulated undistributed earnings of approximately $445.5 million that are intended to be indefinitely reinvested outside the United States and, accordingly, no provision for U.S. federal and state tax has been made for the distribution of these earnings. As of January 2, 2011, the amount of the unrecognized deferred tax liability on the indefinitely reinvested earnings was $84.6 million.

On July 5, 2010, we formed a joint venture among our subsidiary SPTL, AUOSP, AUO and AUO Taiwan. Under the terms of the joint venture agreement, our subsidiary SPTL and AUO each own 50% of AUOSP. Both SPTL and AUO are obligated to provide additional funding to AUOSP in the future. On July 5, 2010 and December 23, 2010, SPTL and AUO each contributed initial funding of Malaysian Ringgit 45.0 million and Malaysian Ringgit 43.6 million, respectively, and will contribute additional amounts from fiscal 2011 to 2014 amounting to $335 million by each shareholder, or such lesser amount as the parties may mutually agree (see the Contractual Obligations table below). In addition, if AUOSP, SPTL or AUO requests additional equity financing to AUOSP, then SPTL and AUO will each be required to make additional cash contributions of up to $50 million in the aggregate. In addition, we could in the future guarantee certain financial obligations of AUOSP. On November 5, 2010, our Company and AUOSP entered into an agreement under which we will resell to AUOSP polysilicon purchased from a third-party supplier and AUOSP will provide prepayments to us related to such polysilicon, which we will use to satisfy prepayments owed to the third-party supplier. Prepayments paid by AUOSP to us in fiscal 2010 was $100 million and prepayments to be paid by AUOSP to us in fiscal 2011 and 2012 total $60 million and $40 million, respectively. For additional details see Notes 8 and 9 of Notes to Consolidated Financial Statements.

Amounts borrowed under the revolving credit facility with Société Générale are due on May 23, 2011. On January 25, 2011 we repaid Euro 70.0 million ($91.5 million based on the exchange rates as of January 2, 2011) on borrowings plus interest to date under the revolving credit facility with Société Générale, leaving Euro 5.0 million ($6.5 million based on the exchange rates as of January 2, 2011) outstanding on our Consolidated Balance Sheet. For additional details see Note 10 of Notes to Consolidated Financial Statements.

The $70.0 million borrowed under the revolving credit facility with Union Bank matures on October 28, 2011. The amount available for borrowing under the Union Bank revolving credit facility is further capped at 30% of the market value of our shares in Woongjin Energy ("Borrowing Base"). As collateral under the revolving credit facility, we pledged our holding of 19.4 million shares of common stock of Woongjin Energy. If at any time the amount outstanding under the revolving credit facility is greater than the Borrowing Base, we must repay the difference within two business days. In addition, upon a material adverse change which, in the sole judgment of Union Bank, would adversely affect the ability of Union Bank to promptly sell the Woongjin Energy shares, including but not limited to any unplanned closure of the Korean Stock Exchange that lasts for more than one trading session, we must repay all outstanding amounts under the revolving credit facility within five business days, and the revolving credit facility will be terminated. On January 11, 2011, we repaid $65.0 million plus interest to date under the revolving credit facility with Union Bank, leaving $5.0 million outstanding on our Consolidated Balance Sheet. For additional details see Note 10 of Notes to Consolidated Financial Statements.

The $30.0 million borrowed under the Bonds from CEDA mature on April 1, 2031; however, the Bonds are classified as "Short-term debt" in our Consolidated Balance Sheet due to the potential for the Bonds to be redeemed or tendered for purchase on June 22, 2011 under the reimbursement agreement. If the Bonds are converted into fixed-rate bonds prior to June 22, 2011, they will be reclassified to "Long-term debt" in our Consolidated Balance Sheet. For additional details see Note 10 of Notes to Consolidated Financial Statements.

Holders of our 1.25% debentures may require us to repurchase all or a portion of their 1.25% debentures on February 15, 2012. Any repurchase of our 1.25% debentures pursuant to these provisions will be for cash at a price equal to 100% of the principal amount of the 1.25% debentures to be repurchased plus accrued and unpaid interest. In addition, we may redeem some or all of our 1.25% debentures on or after February 15, 2012 for cash at a redemption price equal to 100% of the principal amount of the 1.25% debentures to be redeemed plus accrued and unpaid interest. For additional details see Note 10 of Notes to Consolidated Financial Statements.

If the closing price of our class A common stock equaled or exceeded 125% of the initial effective conversion price governing the 1.25% debentures for 20 out of 30 consecutive trading days in the last month of any fiscal quarter, then holders of the 1.25% debentures would have the right to convert the debentures into cash and shares of class A common stock any day in the following fiscal quarter. Because the closing price of our class A common stock on at least 20 of the last 30 trading days during the fiscal quarter ending January 2, 2011 and January 3, 2010 did not equal or exceed $70.94, or 125% of the applicable conversion price for our 1.25% debentures, holders of the 1.25% debentures are and were unable to exercise their right to convert the debentures, based on the market price conversion trigger, on any day in the first quarters of fiscal 2011 and 2010. Accordingly, we classified our 1.25% debentures as long-term in our Consolidated Balance Sheets as of both January 2, 2011 and January 3, 2010. This test is repeated each fiscal quarter, therefore, if the market price conversion trigger is satisfied in a subsequent quarter, the 1.25% debentures may be reclassified as short-term. For additional details see Note 10 of Notes to Condensed Consolidated Financial Statements.

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

Under the terms of the original warrants, we sold to affiliates of certain of the initial purchasers of the 4.50% cash convertible debentures warrants to acquire, at an exercise price of $27.03 per share, subject to anti-dilution adjustments, cash in an amount equal to the market value of up to 11.1 million shares of our class A common stock. On December 23, 2010, we amended and restated the original warrants so that the holders would, upon exercise of the warrants, no longer receive cash but instead would acquire up to 11.1 million shares of our class A common stock. The bond hedge and warrants described above represent a call spread overlay with respect to the 4.50% debentures. Assuming full performance by the counterparties, the transactions effectively reduce our potential payout over the principal amount on the 4.50% debentures upon conversion of the 4.50% debentures.

We expect total capital expenditures related to purchases of property, plant and equipment in the range of $130.0 million to $150.0 million in fiscal 2011. Total capital expenditures in fiscal 2010 of $113.2 million primarily relates to the continued construction of FAB3 in Malaysia prior to deconsolidation on July 5, 2010. Capital expenditures anticipated to occur in fiscal 2011 relate to improvements of our current generation solar cell manufacturing technology and other projects. In addition, we expect to invest a significant amount of capital to develop solar power systems and plants. The development of solar power plants can require long periods of time and substantial initial investments. Our efforts in this area may consist of all stages of development, including land acquisition, permitting, financing, construction, operation and the eventual sale of the projects. We will often choose to bear the costs of such efforts prior to the final sale to a customer. This involves significant upfront investments of resources (including, for example, large transmission deposits or other payments, which may be non-refundable), land acquisition, permitting, legal and other costs, and in some cases the actual costs of constructing a project, in advance of the signing of PPAs and EPC contracts and the receipt of any revenue, much of which is not recognized for several additional months or years following contract signing. The delayed disposition of such projects could have a negative impact on our liquidity.

Certain of our customers also require performance bonds issued by a bonding agency or letters of credit issued by financial institutions. Obtaining letters of credit requires adequate collateral. Our letter of credit facility with Deutsche Bank is at least 50% collateralized by restricted cash, which reduces the amount of cash available for operations.

We believe that our current cash and cash equivalents, cash generated from operations and funds available under our mortgage loan agreement with IFC and our revolving credit facilities with Union Bank and Société Générale will be sufficient to meet our working capital and fund our committed capital expenditures over the next 12 months, including the development and construction of solar power systems and plants over the next 12 months. Certain of our revolving credit facilities are scheduled to expire and amounts borrowed thereunder are due in 2011 and we plan to negotiate new facilities or renegotiate and/or extend our existing facilities. However, there can be no assurance that our liquidity will be adequate over time. Our capital expenditures and use of working capital may be greater than we expect if we decide to make additional investments in the development and construction of solar power plants and sales of power plants and associated cash proceeds are delayed, or we decide to accelerate ramping our manufacturing capacity both internally and through capital contributions to joint ventures. We require project financing in connection with the construction of solar power plants, which financing may not be available on terms acceptable to us. In addition, we could in the future make additional investments in our joint ventures or guarantee certain financial obligations of our joint ventures, which could reduce our cash flows, increase our indebtedness and expose us to the credit risk of our joint ventures.

If our capital resources are insufficient to satisfy our liquidity requirements, we may seek to sell additional equity securities or debt securities or obtain other debt financing; although the current economic environment could also limit our ability to raise capital by issuing new equity or debt securities on acceptable terms, and lenders may be unwilling to lend funds on acceptable terms that would be required to supplement cash flows to support operations. Effective October 29, 2010, certain limitations regarding our ability to sell additional equity securities pursuant to our tax sharing agreement with Cypress have expired. However, the sale of additional equity securities or convertible debt securities would result in additional dilution to our stockholders and may not be available on favorable terms or at all, particularly in light of the current conditions in the financial and credit markets. Additional debt would result in increased expenses and would likely impose new restrictive covenants which may be similar or different than those restrictions contained in the covenants under the letter of credit facility with Deutsche Bank, the mortgage loan agreement with IFC, the loan agreement with CEDA, the revolving credit facility with Union Bank, the revolving credit facility with Société Générale, the 4.50% debentures, 4.75% debentures and 1.25% debentures. Financing arrangements, including project financing for our solar power plants and letters of credit facilities, may not be available to us, or may not be available in amounts or on terms acceptable to us.

Contractual Obligations

The following summarizes our contractual obligations as of January 2, 2011:

		Payments Due by Period
(In thousands)	Total	2011	2012-2013	2014-2015	Beyond 2015
Convertible debt, including interest (1)	$764,788	$24,658	$243,270	$496,860	$—
IFC mortgage loan, including interest (2)	56,955	1,645	12,986	21,770	20,554
CEDA loan, including interest (3)	30,045	30,045	—	—	—
Union Bank revolving credit facility, including interest (4)	71,622	71,622	—	—	—
Société Générale revolving credit facility, including interest (5)	100,932	100,932	—	—	—
Future financing commitments (6)	339,940	65,900	177,270	96,770	—
Customer advances (7)	181,529	21,044	31,142	48,447	80,896
Operating lease commitments (8)	85,295	10,812	19,392	16,611	38,480
Utility obligations (9)	750	—	—	—	750
Non-cancelable purchase orders (10)	52,399	52,399	—	—	—
Purchase commitments under agreements (11)	5,831,273	857,190	1,303,865	1,812,315	1,857,903
Total	$7,515,528	$1,236,247	$1,787,925	$2,492,773	$1,998,583

(1)
Convertible debt and interest on convertible debt relate to the aggregate of $678.7 million in outstanding principal amount of our senior convertible debentures on January 2, 2011. For the purpose of the table above, we assume that all holders of the 4.50% debentures and 4.75% debentures will hold the debentures through the date of maturity in fiscal 2015 and 2014, respectively, and all holders of the 1.25% debentures and 0.75% debentures will require us to repurchase the debentures on February 15, 2012 and August 1, 2015, respectively, and upon conversion, the values of the 1.25% debentures and 0.75% debentures will be equal to the aggregate principal amount of $198.7 million with no premiums (see Note 10 of Notes to Consolidated Financial Statements).

(2)
IFC mortgage loan and interest relates to the $50.0 million borrowed on November 12, 2010. Under the loan agreement, SPML shall repay the amount borrowed, starting 2 years after the date of borrowing, in 10 equal semiannual installments over the following 5 years. SPML shall pay interest of LIBOR plus 3% per annum on outstanding borrowings (see Note 10 of Notes to Consolidated Financial Statements).

(3)
CEDA loan and interest relates to the proceeds of the $30.0 million aggregate principal amount of the Bonds. The Bonds mature on April 1, 2031; however, the Bonds are classified as "Short-term debt" in our Consolidated Balance Sheet due to the potential for the Bonds to be redeemed or tendered for purchase on June 22, 2011 under the related reimbursement agreement. The Bonds will initially bear interest at a variable interest rate (determined weekly) and estimated interest through June 22, 2011 is calculated using the variable interest rate as of January 2, 2011 (see Note 10 of Notes to Consolidated Financial Statements).

(4)
Union Bank revolving credit facility and interest relates to the $70.0 million borrowed on October 29, 2010 and maturing on October 28, 2011. Estimated interest through October 28, 2011 is calculated using the LIBOR plus 2.75%. On January 11, 2011, we repaid $65.0 million plus interest to date under the revolving credit facility with Union Bank (see Note 10 of Notes to Consolidated Financial Statements).

(5)
Société Générale revolving credit facility and interest relates to the Euro 75.0 million borrowed on November 26, 2010 and matures on May 23, 2011. Interest periods are monthly. We are required to pay interest on outstanding borrowings of (1) EURIBOR plus 2.20% per annum until and including February 23, 2011, and (2) EURIBOR plus 3.25% per annum after February 23, 2011. On January 25, 2011 we repaid Euro 70.0 million ($91.5 million based on the exchange rates as of January 2, 2011) on borrowings plus interest to date under the revolving credit facility with Société Générale (see Note 10 of Notes to Consolidated Financial Statements).

(6)
SPTL and AUO will contribute additional amounts to AUOSP from 2011 to 2014 amounting to $335 million by each shareholder, or such lesser amount as the parties may mutually agree. Further, in connection with a purchase agreement with a related party we will be required to provide additional financing to such party of up to $4.9 million, subject to certain conditions (see Notes 8 and 9 of Notes to Consolidated Financial Statements).

(7)
Customer advances relate to advance payments received from customers for future purchases of solar power products and future polysilicon purchases (see Note 8 of Notes to Consolidated Financial Statements).

(8)
Operating lease commitments primarily relate to: (i) four solar power systems leased from Wells Fargo over minimum lease terms of 20 years; (ii) a new 10-year lease agreement with an unaffiliated third party for our headquarters in San Jose, California starting in May 2011 and expiring in April 2021; (iii) an 11-year lease agreement with an unaffiliated third party for our administrative, research and development offices in Richmond, California; and (iv) other leases for various office space (see Note 8 of Notes to Consolidated Financial Statements).

(9)	Utility obligations relate to our 11-year lease agreement with an unaffiliated third party for our administrative, research and development offices in Richmond, California.

(10)	Non-cancelable purchase orders relate to purchases of raw materials for inventory and manufacturing equipment from a variety of vendors (see Note 8 of Notes to Consolidated Financial Statements).

(11)
Purchase commitments under agreements relate to arrangements entered into with several suppliers, including joint ventures, for polysilicon, ingots, wafers, solar cells and solar panels as well as agreements to purchase solar renewable energy certificates from solar installation owners in New Jersey. These agreements specify future quantities and pricing of products to be supplied by the vendors for periods up to 10 years and there are certain consequences, such as forfeiture of advanced deposits and liquidated damages relating to previous purchases, in the event that we terminate the arrangements (see Note 8 of Notes to Consolidated Financial Statements).

As of January 2, 2011 and January 3, 2010, total liabilities associated with uncertain tax positions were $24.9 million and $14.5 million, respectively, and are included in “Other long-term liabilities” in our Consolidated Balance Sheets as they are not expected to be paid within the next twelve months. Due to the complexity and uncertainty associated with our tax positions, we cannot make a reasonably reliable estimate of the period in which cash settlement will be made for our liabilities associated with uncertain tax positions in other long-term liabilities, therefore, they have been excluded from the table above. For additional details see Note 12 of Notes to Consolidated Financial Statements.

Off-Balance-Sheet Arrangements

As of January 2, 2011, we did not have any significant off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Recently Adopted Accounting Guidance and Issued Accounting Guidance Not Yet Adopted

For a description of accounting changes and issued accounting guidance not yet adopted, including the expected dates of adoption and estimated effects, if any, see Note 1 of Notes to Consolidated Financial Statements.

ITEM 7A: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Exchange Risk

Our exposure to movements in foreign currency exchange rates is primarily related to sales to European customers that are denominated in Euros. Revenue generated from European customers represented 65%, 53% and 57% of our total revenue in fiscal 2010, 2009 and 2008, respectively. A 10% change in the Euro exchange rate would have impacted our revenue by approximately $144.2 million, $80.8 million and $81.9 million in fiscal 2010, 2009 and 2008, respectively.

In the past, we have experienced an adverse impact on our revenue, gross margin and profitability as a result of foreign currency fluctuations. When foreign currencies appreciate against the U.S. dollar, inventories and expenses denominated in foreign currencies become more expensive. Weakening of the Korean Won against the U.S. dollar could result in a foreign currency remeasurement loss by Woongjin Energy which in turn negatively impacts our equity in earnings of the unconsolidated investee. In addition, strengthening of the Malaysian Ringgit against the U.S. dollar would increase AUOSP's liability under the facility agreement with the Malaysian government which in turn would negatively impact our equity in earnings of the unconsolidated investee. An increase in the value of the U.S. dollar relative to foreign currencies could make our solar power products more expensive for international customers, thus potentially leading to a reduction in demand, our sales and profitability. Furthermore, many of our competitors are foreign companies that could benefit from such a currency fluctuation, making it more difficult for us to compete with those companies. We currently conduct hedging activities which involve the use of option and forward contracts to address our exposure to changes in the foreign exchange rate between the U.S. dollar and other currencies. As of January 2, 2011, we had outstanding hedge option contracts and forward contracts with aggregate notional values of $358.9 million and $1,469.5 million, respectively. As of January 3, 2010, we held option and forward contracts totaling $228.1 million and $466.4 million, respectively, in notional value. Because we hedge some of our expected future foreign exchange exposure, if associated revenues do not materialize we could experience losses. We cannot predict the impact of future exchange rate fluctuations on our business and operating results. For additional details see Note 11 of Notes to Consolidated Financial Statements.

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

We enter into agreements with vendors that specify future quantities and pricing of polysilicon to be supplied for periods up to 10 years. Under certain agreements, we are required to make prepayments to the vendors over the terms of the arrangements. As of January 2, 2011 and January 3, 2010, advances to suppliers totaled $287.1 million and $190.6 million, respectively. Two suppliers accounted for 83% and 13% of total advances to suppliers as of January 2, 2011, and 76% and 15% of total advances to suppliers as of January 3, 2010. We may be unable to recover such prepayments if the credit conditions of these suppliers materially deteriorate.

We enter into foreign currency derivative contracts and convertible debenture hedge transactions with high-quality financial institutions and limit the amount of credit exposure to any one counterparty. The foreign currency derivative contracts are limited to a time period of less than two years. Our bond hedge and warrant transactions intended to reduce the potential cash payments upon conversion of the 4.50% debentures expire in 2015. Our options to purchase up to 8.7 million shares of our class A common stock (convertible debenture hedge transactions intended to reduce the potential dilution upon conversion of our 4.75% debentures) expire in 2014. We regularly evaluate the credit standing of our counterparty financial institutions.

In fiscal 2007, we entered into share lending arrangements of our class A common stock with high-quality financial institutions for which we received a nominal lending fee of $0.001 per share. We loaned 2.9 million shares and 1.8 million shares of our class A common stock to LBIE and CSI, respectively. Physical settlement of the shares is required when the arrangement is terminated. However, on September 15, 2008, Lehman filed a petition for protection under Chapter 11 of the U.S. bankruptcy code, and LBIE commenced administration proceedings (analogous to bankruptcy) in the United Kingdom. The Company filed a claim in the LBIE proceeding for $240.9 million and a corresponding claim in the Lehman Chapter 11 proceeding under Lehman's guaranty of LBIE's obligations. On December 16, 2010, we entered into an assignment agreement with Deutsche Bank under which we assigned to Deutsche Bank our claims against LBIE and Lehman in connection with the share lending arrangement. For additional details see Notes 8, 10 and 11 of Notes to Consolidated Financial Statements.

Interest Rate Risk

We are exposed to interest rate risk because many of our customers depend on debt financing to purchase our solar power systems. An increase in interest rates could make it difficult for our customers to obtain the financing necessary to purchase our solar power systems on favorable terms, or at all, and thus lower demand for our solar power products, reduce revenue and adversely impact our operating results. An increase in interest rates could lower a customer's return on investment in a system or make alternative investments more attractive relative to solar power systems, which, in each case, could cause our customers to seek alternative investments that promise higher returns or demand higher returns from our solar power systems, reduce gross margin and adversely impact our operating results. This risk is significant to our business because our sales model is highly sensitive to interest rate fluctuations and the availability of credit, and would be adversely affected by increases in interest rates or liquidity constraints.

Our interest expense would increase to the extent interest rates rise in connection with our variable interest rate borrowings. In addition, lower interest rates have an adverse impact on our interest income. Our investment portfolio consists of a variety of financial instruments that exposes us to interest rate risk including, but not limited to, money market funds, bank notes and debt securities. These investments are generally classified as available-for-sale and, consequently, are recorded on our balance sheet at fair market value with their related unrealized gain or loss reflected as a component of "Accumulated other comprehensive income (loss)" in the Consolidated Balance Sheets. Declines in fair value that are considered other-than temporary are recorded in “Other, net” in the Consolidated Statements of Operations. We base our valuation of our debt securities on movements of Italian sovereign bond rates since the time of purchase and incurred an other-than-temporary impairment loss of $0.8 million in fiscal 2010. If Italian sovereign bond rates continue to increase in fiscal 2011 we may have to incur additional other-than-temporary impairment losses in the future. Due to the relatively short-term nature of our investment portfolio, we do not believe that an immediate 10% increase in interest rates would have a material effect on the fair market value of our money market funds and bank notes. Since we believe we have the ability to liquidate substantially all of this portfolio, we do not expect our operating results or cash flows to be materially affected to any significant degree by a sudden change in market interest rates on our investment portfolio.

Minority Investments in Joint Ventures and Other Non-Public Companies

Our investments held in joint ventures and other non-public companies expose us to equity price risk. As of January 2, 2011 and January 3, 2010, investments of $116.4 million and $39.8 million, respectively, are accounted for using the equity method, and $6.4 million and $4.6 million, respectively, are accounted for using the cost method. These strategic investments in third parties are subject to risk of changes in market value, which if determined to be other-than-temporary, could result in realized impairment losses. We generally do not attempt to reduce or eliminate our market exposure in equity and cost method investments. We monitor these investments for impairment and record reductions in the carrying values when necessary. Circumstances that indicate an other-than-temporary decline include valuation ascribed to the issuing company in subsequent financing rounds, decreases in quoted market price and declines in operations of the issuer. There can be no assurance that our equity and cost method investments will not face risks of loss in the future. For additional details see Notes 7 and 9 of Notes to Consolidated Financial Statements.

Convertible Debt

The fair market value of our 4.75%, 4.50%, 1.25% and 0.75% convertible debentures is subject to interest rate risk, market price risk and other factors due to the convertible feature of the debentures. The fair market value of the debentures will generally increase as interest rates fall and decrease as interest rates rise. In addition, the fair market value of the debentures will generally increase as the market price of our class A common stock increases and decrease as the market price of our class A common stock falls. The interest and market value changes affect the fair market value of the debentures but do not impact our financial position, cash flows or results of operations due to the fixed nature of the debt obligations except to the extent increases in the value of our class A common stock may provide the holders of our 4.50% debentures, 1.25% debentures and/or 0.75% debentures the right to convert such debentures into cash in certain instances. The aggregate estimated fair value of the 4.75% debentures, 4.50% debentures, 1.25% debentures and 0.75% debentures was $633.7 million as of January 2, 2011 and the aggregate estimated fair value of the 4.75% debentures, 1.25% debentures and 0.75% debentures was $582.8 million as of January 3, 2010, based on quoted market prices as reported by an independent pricing source. A 10% increase in quoted market prices would increase the estimated fair value of our then-outstanding debentures to $697.1 million and $641.1 million as of January 2, 2011 and January 3, 2010, respectively, and a 10% decrease in the quoted market prices would decrease the estimated fair value of our then-outstanding debentures to $570.4 million and $524.5 million as of January 2, 2011 and January 3, 2010, respectively. For additional details see Note 10 of Notes to Consolidated Financial Statements.

ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

SUNPOWER CORPORATION

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
SunPower Corporation:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of SunPower Corporation and its subsidiaries at January 2, 2011 and January 3, 2010, and the results of their operations and their cash flows for each of the three years in the period ended January 2, 2011 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 2, 2011, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 1 to the consolidated financial statements, the Company changed the manner in which it accounts for share lending arrangements that were executed in connection with convertible debt offerings in 2010 and business combinations in 2009.

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

As described in Management's Report on Internal Control over Financial Reporting, appearing under Item 9A, management has excluded SunRay Malta Holdings Limited and its subsidiaries ("SunRay") from its assessment of internal control over financial reporting as of January 2, 2011 because SunRay was acquired by the Company in a purchase business combination during 2010. We have also excluded SunRay from our audit of internal control over financial reporting. SunRay is a subsidiary whose total assets and total revenues represent 8% and 21%, respectively, of the related consolidated financial statement amounts as of and for the year ended January 2, 2011.

/s/ PricewaterhouseCoopers LLP

San Jose, California
February 25, 2011

SunPower Corporation
 Consolidated Balance Sheets
(In thousands, except share data)

	January 2, 2011	January 3, 2010 (1)
Assets
Current assets:
Cash and cash equivalents	$605,420	$615,879
Restricted cash and cash equivalents, current portion	117,462	61,868
Short-term investments	38,720	172
Accounts receivable, net	381,200	248,833
Costs and estimated earnings in excess of billings	89,190	26,062
Inventories	313,398	202,301
Advances to suppliers, current portion	31,657	22,785
Project assets - plants and land, current portion	23,868	6,010
Prepaid expenses and other current assets (2)	192,934	98,521
Total current assets	1,793,849	1,282,431
Restricted cash and cash equivalents, net of current portion	138,837	248,790
Property, plant and equipment, net	578,620	682,344
Project assets - plants and land, net of current portion	22,238	9,607
Goodwill	345,270	198,163
Other intangible assets, net	66,788	24,974
Advances to suppliers, net of current portion	255,435	167,843
Other long-term assets (2)	178,294	82,743
Total assets	$3,379,331	$2,696,895
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable (2)	$382,884	$234,692
Accrued liabilities	137,704	114,008
Billings in excess of costs and estimated earnings	48,715	17,346
Short-term debt and current portion of long-term debt	198,010	11,250
Convertible debt, current portion	—	137,968
Customer advances, current portion (2)	21,044	19,832
Total current liabilities	788,357	535,096
Long-term debt	50,000	237,703
Convertible debt, net of current portion	591,923	398,606
Customer advances, net of current portion (2)	160,485	72,288
Long-term deferred taxes	—	6,777
Other long-term liabilities	131,132	70,045
Total liabilities	1,721,897	1,320,515
Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock, $0.001 par value, 10,042,490 shares authorized; none issued and outstanding	—	—
Common stock, $0.001 par value, 150,000,000 shares of class B common stock authorized; 42,033,287 shares of class B common stock issued and outstanding; $0.001 par value, 217,500,000 shares of class A common stock authorized; 56,664,413 and 55,394,612 shares of class A common stock issued; 56,073,083 and 55,039,193 shares of class A common stock outstanding, at January 2, 2011 and January 3, 2010, respectively	98	97
Additional paid-in capital	1,606,697	1,520,933
Retained earnings (accumulated deficit)	63,672	(114,309)
Accumulated other comprehensive income (loss)	3,640	(17,357)
Treasury stock, at cost; 591,330 and 355,419 shares at January 2, 2011 and January 3, 2010, respectively	(16,673)	(12,984)
Total stockholders’ equity	1,657,434	1,376,380
Total liabilities and stockholders’ equity	$3,379,331	$2,696,895

(1)
As adjusted to reflect the adoption of new accounting guidance for share lending arrangements that were executed in connection with the Company's convertible debt offerings in fiscal 2007 (see Note 1).

(2)
The Company has related party balances in connection with transactions made with their joint ventures which are recorded within the "Prepaid expenses and other current assets," "Other long-term assets," "Accounts payable," "Customer advance, current portion" and "Customer advances, net of current portion" financial statement line items in the Consolidated Balance Sheets (see Note 8 and Note 9).

The accompanying notes are an integral part of these financial statements.

SunPower Corporation
Consolidated Statements of Operations
(In thousands, except per share data)

	Year Ended
	January 2, 2011	January 3, 2010 (1) (2)	December 28, 2008 (2)
Revenue:
Utility and power plants	$1,186,054	$653,531	$742,432
Residential and commercial	1,033,176	870,752	695,162
Total revenue	2,219,230	1,524,283	1,437,594
Cost of revenue:
Utility and power plants	908,326	526,850	534,374
Residential and commercial	801,011	713,713	553,599
Total cost of revenue	1,709,337	1,240,563	1,087,973
Gross margin	509,893	283,720	349,621
Operating expenses:
Research and development	49,090	31,642	21,474
Selling, general and administrative	321,936	190,244	173,740
Total operating expenses	371,026	221,886	195,214
Operating income	138,867	61,834	154,407
Other income (expense):
Interest income	1,541	2,109	10,789
Interest expense	(55,276)	(36,287)	(23,415)
Gain on deconsolidation of consolidated subsidiary	36,849	—	—
Gain on change in equity interest in unconsolidated investee	28,078	—	—
Gain on mark-to-market derivatives	35,764	21,193	—
Gain (loss) on share lending arrangement	24,000	—	(213,372)
Other, net	(26,410)	(5,229)	(26,313)
Other income (expense), net	44,546	(18,214)	(252,311)
Income (loss) from continuing operations before income taxes and equity in earnings of unconsolidated investees	183,413	43,620	(97,904)
Provision for income taxes	(23,375)	(21,028)	(40,618)
Equity in earnings of unconsolidated investees	6,845	9,929	14,077
Income (loss) from continuing operations	166,883	32,521	(124,445)
Income from discontinued operations, net of taxes	11,841	—	—
Net income (loss)	$178,724	$32,521	$(124,445)
Net income (loss) per share of class A and class B common stock:
Net income (loss) per share - basic:
Continuing operations	$1.74	$0.36	$(1.55)
Discontinued operations	0.13	—	—
Net income (loss) per share - basic	$1.87	$0.36	$(1.55)
Net income (loss) per share - diluted:
Continuing operations	$1.64	$0.35	$(1.55)
Discontinued operations	0.11	—	—
Net income (loss) per share - diluted	$1.75	$0.35	$(1.55)
Weighted-average shares:
Basic	95,660	91,050	80,522
Diluted (3)	105,698	92,746	80,522

(1)	Fiscal 2009 consisted of 53 weeks while each of fiscal 2010 and 2008 consisted of 52 weeks (see Note 1).

(2)
As adjusted to reflect the adoption of new accounting guidance for share lending arrangements that were executed in connection with the Company's convertible debt offerings in fiscal 2007 (see Note 1).

(3)	See Note 14 for the calculation of diluted net income per share under the if-converted method.

The accompanying notes are an integral part of these financial statements.

SunPower Corporation
Consolidated Statements of Stockholders’ Equity and Comprehensive Income
(In thousands)

	Class A and Class B Common Stock
	Shares	Value	Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Total Stockholders’ Equity
Balances at December 30, 2007 (1)	84,710	$85	$947,540	$(1,975)	$5,762	$(4,116)	$947,296
Components of comprehensive loss:
Net loss (1)					—	(124,445)	(124,445)
Translation adjustment					(9,264)	—	(9,264)
Net loss on derivatives (Note 11)					(23,401)	—	(23,401)
Unrealized gain on investments					36	—	36
Income taxes					1,256	—	1,256
Total comprehensive loss							(155,818)
Issuance of common stock upon exercise of options	1,129	1	5,127	—	—	—	5,128
Issuance of restricted stock to employees, net of cancellations	96	—	—	—	—	—	—
Issuance of common stock for purchase acquisition	40	—	3,054	—	—	—	3,054
Issuance of common stock for repurchased convertible debt	1	—	40	—	—	—	40
Equity component of repurchased convertible debt	—	—	(188)	—	—	—	(188)
Fair value of unreturned loaned shares (1)	—	—	213,372	—	—	—	213,372
Excess tax benefits from stock-based award activity	—	—	40,696	—	—	—	40,696
Stock-based compensation expense	—	—	71,176	—	—	—	71,176
Distribution to Cypress under tax sharing agreement	—	—	—	—	—	(17,876)	(17,876)
Purchases of treasury stock	(93)	—	—	(6,682)	—	—	(6,682)
Balances at December 28, 2008 (1)	85,883	86	1,280,817	(8,657)	(25,611)	(146,437)	1,100,198
Components of comprehensive income:
Net income (1)					—	32,521	32,521
Translation adjustment					(4,346)	—	(4,346)
Net gain on derivatives (Note 11)					14,928	—	14,928
Unrealized gain on investments					8	—	8
Income taxes					(2,336)	—	(2,336)
Total comprehensive income							40,775
Issuance of common stock upon exercise of options	587	1	1,528	—	—	—	1,529
Issuance of restricted stock to employees, net of cancellations	346	—	—	—	—	—	—
Issuance of common stock in relation to offering, net of offering expenses	10,350	10	218,771	—	—	—	218,781
Issuance of common stock for purchase acquisition	55	—	1,471	—	—	—	1,471
Cash paid for purchased options	—	—	(97,336)	—	—	—	(97,336)
Proceeds from warrant transactions	—	—	71,001	—	—	—	71,001
Gain on purchased options	—	—	(21,193)	—	—	—	(21,193)
Equity component of repurchased convertible debt	—	—	(882)	—	—	—	(882)
Excess tax benefits from stock-based award activity	—	—	20,064	—	—	—	20,064
Stock-based compensation expense	—	—	46,692	—	—	—	46,692
Distribution to Cypress under tax sharing agreement	—	—	—	—	—	(393)	(393)
Purchases of treasury stock	(149)	—	—	(4,327)	—	—	(4,327)
Balances at January 3, 2010	97,072	97	1,520,933	(12,984)	(17,357)	(114,309)	1,376,380
Components of comprehensive income:
Net income					—	178,724	178,724
Translation adjustment					1,103	—	1,103
Net gain on derivatives (Note 11)					23,124	—	23,124
Income taxes					(3,230)	—	(3,230)
Total comprehensive income							199,721
Issuance of common stock upon exercise of options	303	—	867	—	—	—	867
Issuance of restricted stock to employees, net of cancellations	967	1	—	—	—	—	1
Fair value of warrant transactions	—	—	30,218	—	—	—	30,218
Excess tax benefits from stock-based award activity	—	—	237	—	—	—	237
Stock-based compensation expense	—	—	54,442	—	—	—	54,442
Distribution to Cypress under tax sharing agreement	—	—	—	—	—	(743)	(743)
Purchases of treasury stock	(236)	—	—	(3,689)	—	—	(3,689)
Balances at January 2, 2011	98,106	$98	$1,606,697	$(16,673)	$3,640	$63,672	$1,657,434

(1)
As adjusted to reflect the adoption of new accounting guidance for share lending arrangements that were executed in connection with the Company's convertible debt offerings in fiscal 2007 (see Note 1).

The accompanying notes are an integral part of these financial statements.

SunPower Corporation
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended
	January 2, 2011	January 3, 2010 (1)	December 28, 2008 (1)
Cash flows from operating activities:
Net income (loss)	$178,724	$32,521	$(124,445)
Less: Income from discontinued operations, net of taxes	11,841	—	—
Income (loss) from continuing operations	166,883	32,521	(124,445)
Adjustments to reconcile income (loss) from continuing operations to net cash provided by operating activities of continuing operations:
Stock-based compensation	54,372	46,994	70,220
Depreciation	102,192	84,630	54,473
Amortization of other intangible assets	38,477	16,474	16,762
Impairment (gain on sale) of investments	(770)	1,443	7,611
Gain on mark-to-market derivatives	(35,764)	(21,193)	—
Non-cash interest expense	30,616	22,582	17,510
Debt issuance costs	18,426	3,141	2,148
Amortization of promissory notes	11,054	—	—
Gain on deconsolidation of consolidated subsidiary	(36,849)	—	—
Gain on change in equity interest in unconsolidated investees	(28,078)	—	—
Loss (gain) on share lending arrangement	(24,000)	—	213,372
Equity in earnings of unconsolidated investees	(6,845)	(9,929)	(14,077)
Excess tax benefits from stock-based award activity	(237)	(20,064)	(40,696)
Deferred income taxes and other tax liabilities	15,889	12,238	17,363
Changes in operating assets and liabilities, net of effect of acquisition and deconsolidation:
Accounts receivable	(132,184)	(50,510)	(57,575)
Costs and estimated earnings in excess of billings	(63,444)	5,610	9,256
Inventories	(114,534)	53,740	(95,712)
Project assets	(10,687)	—	—
Prepaid expenses and other assets	(2,519)	(13,091)	(59,284)
Advances to suppliers	(96,060)	(27,894)	1,297
Accounts payable and other accrued liabilities	157,993	2,123	150,078
Billings in excess of costs and estimated earnings	33,591	919	(53,595)
Customer advances	90,643	(18,409)	40,125
Net cash provided by operating activities of continuing operations	168,165	121,325	154,831
Net cash used in operating activities of discontinued operations	(1,593)	—	—
Net cash provided by operating activities	166,572	121,325	154,831
Cash flows from investing activities:
Increase in restricted cash and cash equivalents	(5,555)	(135,455)	(107,390)
Purchases of property, plant and equipment	(119,152)	(167,811)	(265,905)
Proceeds from sale of equipment to third party	5,284	9,961	—
Purchases of available-for-sale securities	(40,132)	—	(65,748)
Proceeds from sales or maturities of available-for-sale securities	1,572	39,149	155,833
Cash paid for acquisitions, net of cash acquired	(272,699)	—	(18,311)
Cash decrease due to deconsolidation of consolidated subsidiary	(12,879)	—	—
Cash paid for investments in joint ventures and other non-public companies	(17,799)	(2,403)	(24,625)
Net cash used in investing activities of continuing operations	(461,360)	(256,559)	(326,146)
Net cash provided by investing activities of discontinued operations	33,950	—	—
Net cash used in investing activities	(427,410)	(256,559)	(326,146)
Cash flows from financing activities:
Proceeds from issuance of bank loans, net of issuance costs	214,655	193,256	54,598
Proceeds from issuance of convertible debt, net of issuance costs	244,241	225,018	—
Proceeds from issuance of project loans, net of issuance costs	318,638	—	—
Assumption of project loans by customers	(333,467)	—	—
Proceeds from offering of class A common stock, net of offering expenses	—	218,781	—
Proceeds from sale of claim in connection with share lending arrangement	24,000	—	—
Repayment of bank loans	(63,646)	—	—
Cash paid for repurchase of convertible debt	(143,804)	(75,636)	(1,187)
Cash paid for purchased options	—	(97,336)	—
Cash paid for bond hedge	(75,200)	—	—
Proceeds from warrant transactions	61,450	71,001	—
Proceeds from exercises of stock options	867	1,529	5,128
Excess tax benefits from stock-based award activity	237	20,064	40,696
Purchases of stock for tax withholding obligations on vested restricted stock	(3,689)	(4,327)	(6,682)
Net cash provided by financing activities from continuing operations	244,282	552,350	92,553
Net cash provided by financing activities from discontinued operations	17,059	—	—
Net cash provided by financing activities	261,341	552,350	92,553
Effect of exchange rate changes on cash and cash equivalents	(10,962)	(3,568)	(4,121)
Net increase (decrease) in cash and cash equivalents	(10,459)	413,548	(82,883)
Cash and cash equivalents at beginning of year	615,879	202,331	285,214
Cash and cash equivalents at end of year	$605,420	$615,879	$202,331
Less: Cash and cash equivalents of discontinued operations	—	—	—
Cash and cash equivalents of continuing operations, end of year	$605,420	$615,879	$202,331
Non-cash transactions:
Issuance of common stock for purchase acquisitions	$—	$1,471	$3,054
Issuance of common stock for repurchased convertible debt	—	—	40
Property, plant and equipment acquisitions funded by liabilities	5,937	28,914	41,274
Non-cash interest expense capitalized and added to the cost of qualified assets	5,957	4,964	8,930
Proceeds from issuance of bond, net of issuance costs	29,538	—	—
Change in goodwill relating to adjustments to acquired net assets	—	—	1,176
Supplemental cash flow information:
Cash paid for interest, net of amount capitalized	16,592	7,922	4,220
Cash paid for income taxes	10,582	17,169	13,431

(1)
As adjusted to reflect the adoption of new accounting guidance for share lending arrangements that were executed in connection with the Company's convertible debt offerings in fiscal 2007 (see Note 1).

The accompanying notes are an integral part of these financial statements.

Note 1. THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company

SunPower Corporation (together with its subsidiaries, the “Company” or “SunPower”) is a vertically integrated solar products and services company that designs, manufactures and delivers high-performance solar electric systems worldwide for residential, commercial and utility-scale power plant customers.

In the second quarter of fiscal 2010, subsequent to the Company's acquisition of SunRay Malta Holdings Limited ("SunRay"), a leading European solar power plant project developer, the Company changed its segment reporting from its Components Segment and Systems Segment to its Utility and Power Plants (“UPP”) Segment and Residential and Commercial (“R&C”) Segment to align its internal organization to how it serves its customers.

Under the new segmentation, the Company's UPP Segment refers to its large-scale solar products and systems business, which includes power plant project development and project sales, turn-key engineering, procurement and construction (“EPC”) services for power plant construction, and power plant operations and maintenance (“O&M”) services. As part of the acquisition of SunRay, the Company acquired a project pipeline of solar photovoltaic projects in Europe and Israel as well as SunRay's power plant development and project finance teams. The UPP Segment sells components, including large volume sales of solar panels and mounting systems to third parties, often on a multi-year, firm commitment basis. The Company's R&C Segment focuses on solar equipment sales into the residential and small commercial market through its third-party global dealer network, as well as direct sales and EPC and O&M services in the United States for rooftop and ground-mounted solar power systems for the new homes, commercial and public sectors.

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

Fiscal Years

The Company reports results of operations on the basis of 52- or 53-week periods, ending on the Sunday closest to December 31. Fiscal 2010 ended on January 2, 2011, fiscal 2009 ended on January 3, 2010 and fiscal 2008 ended on December 28, 2008. Fiscal 2010 and 2008 each consisted of 52 weeks while fiscal 2009 consisted of 53 weeks.

Management Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States (“U.S. GAAP”) requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Significant estimates in these financial statements include percentage-of-completion for construction projects, allowances for doubtful accounts receivable and sales returns, inventory write-downs, stock-based compensation, estimates for future cash flows and economic useful lives of property, plant and equipment, project assets, goodwill, valuations for business combinations, other intangible assets and other long-term assets, asset impairments, fair value of financial instruments, certain accrued liabilities including accrued warranty reserves, valuation of debt without the conversion feature, valuation of share lending arrangements, income taxes and tax valuation allowances. Actual results could materially differ from those estimates.

Fair Value of Financial Instruments

The fair value of a financial instrument is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The carrying values of cash and cash equivalents, accounts receivable and accounts payable approximate their respective fair values due to their short-term maturities. Investments in available-for-sale securities are carried at fair value based on quoted market prices or estimated based on market conditions and risks existing at each balance sheet date. Foreign currency derivatives are carried at fair value based on quoted market prices for financial instruments with similar characteristics. Unrealized gains and losses of the Company’s available-for-sale securities and the effective portion of foreign currency derivatives are excluded from earnings and reported as a component of “Accumulated other comprehensive income (loss)” in the Consolidated Balance Sheets. Additionally, the Company assesses whether an other-than-temporary impairment loss on its available-for-sale securities has occurred due to declines in fair value or other market conditions. Declines in fair value that are considered other-than-temporary and the ineffective portion of foreign currency derivatives are included in “Other, net” in the Consolidated Statements of Operations.

Comprehensive Income (Loss)

Comprehensive income (loss) is defined as the change in equity during a period from non-owner sources. The Company’s comprehensive income (loss) for each period presented is comprised of (i) the Company’s net income (loss); (ii) foreign currency translation adjustment of the Company’s foreign subsidiaries whose assets and liabilities are translated from their respective functional currencies at exchange rates in effect at the balance sheet date, and revenues and expenses are translated at average exchange rates prevailing during the applicable period; and (iii) changes in unrealized gains or losses, net of tax, for the effective portion of derivatives designated as cash flow hedges (see Note 11) and available-for-sale securities carried at their fair value (see Note 7).

Cash Equivalents

Highly liquid investments with original or remaining maturities of ninety days or less at the date of purchase are considered cash equivalents.

Cash in Restricted Accounts

The Company maintains cash and cash equivalents in restricted accounts of $256.3 million and $310.7 million as of January 2, 2011 and January 3, 2010, respectively, pursuant to various letters of credit, surety bonds, loan agreements, long-term polysilicon supply agreements and other agreements as follows.

The Company enters into various contractual agreements to build and develop turn-key photovoltaic projects for customers which require obtaining letters of credit. In certain customer contracts, the Company is required to provide construction or warranty letters of credit. Some utilities and regulatory bodies also require the Company to provide letters of credit to obtain the Company’s position in project bid or power transmission queues. The Company issues letters of credit for such purposes through its letter of credit facility with Deutsche Bank AG New York Branch ("Deutsche Bank") and, previously, with Wells Fargo Bank, N.A. ("Wells Fargo"). The Company’s letter of credit agreement with Deutsche Bank requires the Company to collateralize at least 50% of the value of letters of credit issued under the collateralized letter of credit facility for such purposes with cash placed in an interest bearing restricted account with Deutsche Bank which is invested at the Company's discretion according to the terms outlined in the letter of credit facility agreement. As of January 2, 2011, outstanding collateralized letters of credit issued by Deutsche Bank totaled $326.9 million of which $264.8 million relates to contractual agreements with customers or other project development obligations that the Company has to utilities or regulatory bodies. As of January 2, 2011 the letter of credit agreement between the Company and Wells Fargo had expired and no letters of credit could be issued by Wells Fargo on behalf of the Company. As of January 3, 2010, outstanding collateralized letters of credit issued by Wells Fargo totaled $150.7 million of which $145.6 million related to contractual agreements with customers or other project development obligations the Company had to utilities or regulatory bodies (see Note 10). As of January 2, 2011 and January 3, 2010, the Company had restricted cash and cash equivalents of $174.0 million and $161.6 million, respectively, related to outstanding collateralized letters of credit issued by Deutsche Bank or Wells Fargo.

Under certain contractual agreements, the Company is required to issue surety bonds. To facilitate the issuance of these surety bonds, the Company has entered into an agreement with Travelers Casualty and Surety Company of America (“Travelers”) which allows the Company to offer bonds to its customers when required by the contract. Travelers has committed to issue up to $100.0 million of surety bonds on behalf of the Company. If the Company requests Travelers to issue additional surety bonds in excess of $35.0 million, the Company is required to post partial cash collateral to collateralize the bonds in an interest bearing money market account. As long as the surety bonds remain open, the Company will not be able to withdraw funds from this account. As of January 2, 2011 and January 3, 2010, Travelers issued in excess of $35.0 million in total surety bonds on behalf of the Company, therefore, the Company was required to post as collateral $11.7 million and $11.8 million, respectively, which is considered restricted cash and cash equivalents.

On May 6, 2010, the Company entered into a mortgage loan agreement with International Finance Corporation (“IFC”) and borrowed $50.0 million as of January 2, 2011. In accordance with the terms of the mortgage loan agreement the Company is required to establish a debt service reserve account which shall contain the amount, as determined by IFC, equal to the aggregate principal and interest due on the next succeeding interest payment date after such date (see Note 10). As of January 2, 2011 the Company had restricted cash and cash equivalents of $0.9 million related to the IFC debt service reserve.

On December 29, 2010, the Company entered into a loan agreement with California Enterprise Development Authority ("CEDA") and borrowed $30.0 million. In accordance with the terms of the loan agreement, the Company is required to keep all loan proceeds on deposit with Wells Fargo, the trustee, until funds are withdrawn by the Company for use in relation to the design and leasehold improvements of its new corporate headquarters in San Jose, California. In addition, the Company entered into a reimbursement agreement with Barclays Bank PLC (“Barclays”) pursuant to which the Company deposited $31.8 million in a sequestered account with Barclays, which funds collateralized a letter of credit pursuant to a cash collateral account pledge agreement entered into by the Company and Barclays on December 29, 2010. As of January 2, 2011 the Company had restricted cash and cash equivalents of $60.3 million related to the CEDA loan agreement.

In December 2008, AUO SunPower Sdn. Bhd. ("AUOSP"), then the Company's subsidiary, entered into a facility agreement with the Malaysian government to finance the construction of a solar cell manufacturing facility ("FAB3") in Malaysia. As of January 3, 2010, the Company had outstanding Malaysian Ringgit 750.0 million (approximately $219.0 million based on the exchange rate as of January 3, 2010) under the facility agreement, of which the proceeds reserved for future purchases of property, plant and equipment is considered “Restricted cash and cash equivalents”. The Company deconsolidated AUOSP in the third quarter of fiscal 2010, and the debt facility has been retained by AUOSP (see Note 9). As of January 2, 2011 and January 3, 2010, the Company had restricted cash and cash equivalents of zero and $117.0 million, respectively, available to finance the construction of FAB3.

As of January 2, 2011 and January 3, 2010, the Company provided collateral for advance payments received in fiscal 2007 from a third party in the form of $4.6 million and $4.2 million, respectively, held in an escrow account, all of which is considered restricted cash and cash equivalents. The funds held in the escrow account may be released at any time in exchange for bank guarantees, letters of credit issued under the collateralized letter of credit facility and/or asset collateralization (see Note 8).

In January 2008, the Company entered into a long-term polysilicon supply agreement pursuant to which it delivers cash advance payments to the supplier for the purchase of polysilicon. As of January 2, 2011 and January 3, 2010, the Company’s balance in an escrow account to support the supplier’s right to such advance payments was zero and $16.0 million, respectively, all of which is considered restricted cash and cash equivalents (see Note 9).

As of January 2, 2011, the Company has an additional $4.8 million classified as restricted cash and cash equivalents on its Consolidated Balance Sheet related to: (i) amounts held in escrow to collateralize certain obligations per the terms of an existing agreement; (ii) future operating lease commitments of systems leased back from Wells Fargo; and (iii) a security deposit.

Short-Term and Long-Term Investments

The Company invests in money market funds, bank notes and debt securities. In general, investments with original maturities of greater than ninety days and remaining maturities of one year or less are classified as short-term investments. Investments with maturities beyond one year may be classified as short-term based on their highly liquid nature and because such investments represent the investment of cash that is available for current operations. Despite the long-term maturities, the Company has the ability and intent, if necessary, to liquidate any of these investments in order to meet the Company’s working capital needs within its normal operating cycles. The Company has classified these investments as available-for-sale securities (see Note 7).

Inventories

Inventories are valued at the lower of cost or market value. The Company evaluates the recoverability of its inventories based on assumptions about expected demand and market conditions. The Company’s assumption of expected demand is developed based on its analysis of bookings, sales backlog, sales pipeline, market forecast and competitive intelligence. The Company’s assumption of expected demand is compared to available inventory, production capacity, available third-party inventory and growth plans. The Company’s factory production plans, which drive materials requirement planning, are established based on its assumptions of expected demand. The Company responds to reductions in expected demand by temporarily reducing manufacturing output and adjusting expected valuation assumptions as necessary. In addition, expected demand by geography has changed historically due to changes in the availability and size of government mandates and economic incentives.

Other market conditions that could impact the realizable value of the Company's inventories and are periodically evaluated by management include historical inventory turnover ratio, anticipated sales price, new product development schedules, the effect new products might have on the sale of existing products, product obsolescence, customer concentrations, product merchantability and other factors. If the Company determines that the cost of inventories exceeds its estimated market value based on assumptions about expected demand and market conditions, including the replacement costs of raw materials, the Company records a write-down equal to the difference between the cost of inventories and the estimated market value. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required that could negatively impact the Company's gross margin and operating results. If actual market conditions are more favorable, the Company may have higher gross margin when products that have been previously written down are sold in the normal course of business (see Note 6).

Property, Plant and Equipment

Property, plant and equipment are stated at cost, less accumulated depreciation. Depreciation is computed for financial reporting purposes using the straight-line method over the estimated useful lives of the assets as presented below. Leasehold improvements are amortized over the shorter of the estimated useful lives of the assets or the remaining term of the lease. Repairs and maintenance costs are expensed as incurred (see Note 6).

Useful Lives in Years
Buildings	15
Leasehold improvements	1 to 15
Manufacturing equipment	2 to 7
Computer equipment	2 to 7
Solar power systems	30
Furniture and fixtures	3 to 5

Interest Capitalization

The interest cost associated with major development and construction projects is capitalized and included in the cost of the property, plant and equipment or project assets. Interest capitalization ceases once a project is substantially complete or no longer undergoing construction activities to prepare it for its intended use. When no debt is specifically identified as being incurred in connection with a construction project, the Company capitalizes interest on amounts expended on the project at the Company’s weighted average cost of borrowed money (see Note 6).

Project Assets - Plant and Land

Project assets consist primarily of capitalized costs relating to solar power system projects in various stages of development that the Company incurs prior to the sale of the solar power system to a third party. These costs include costs for land and costs for developing and constructing a solar power system. Development costs can include legal, consulting, permitting, and other similar costs. Once the Company enters into a definitive sales agreement, it reclassifies these costs to deferred project costs within "Prepaid expenses and other current assets" in its Consolidated Balance Sheet. The Company expenses these project assets to cost of revenue as each respective project asset or solar power system is sold to a customer, since the project is constructed for a customer (matching the underlying revenue recognition method), or if it determines that the project is commercially not viable.

The Company reviews project assets for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. The Company considers the project commercially viable if it is anticipated to be sellable for a profit once it is either fully developed or fully constructed. The Company examines a number of factors to determine if the project will be profitable, including whether there are any environmental, ecological, permitting or regulatory conditions that have changed for the project since the start of development. Such changes could cause the cost of the project to increase or the selling price of the project to decrease. Due to the development, construction and sale timeframe of the Company's larger solar projects, it classifies project assets which are not expected to be sold within the next 12 months as "Project assets - plants and land, net of current portion" on the Consolidated Balance Sheets. Once specific milestones have been achieved, the Company determines if the sale of the project assets will occur within the next 12 months from a given balance sheet date and, if so, it then reclassifies the project assets as current.

Long-Lived Assets

The Company evaluates its long-lived assets, including property, plant and equipment and other intangible assets with finite lives, for impairment whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. Factors considered important that could result in an impairment review include significant underperformance relative to expected historical or projected future operating results, significant changes in the manner of use of acquired assets and significant negative industry or economic trends. The Company's impairment evaluation of long-lived assets includes an analysis of estimated future undiscounted net cash flows expected to be generated by the assets over their remaining estimated useful lives. If the Company's estimate of future undiscounted net cash flows is insufficient to recover the carrying value of the assets over the remaining estimated useful lives, it records an impairment loss in the amount by which the carrying value of the assets exceeds the fair value. Fair value is generally measured based on either quoted market prices, if available, or discounted cash flow analyses (see Note 6).

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

The Company conducts its annual impairment test of goodwill as of the Sunday closest to the end of the third fiscal quarter of each year. Impairment of goodwill is tested at the Company’s reporting unit level. Management determined the UPP Segment and R&C Segment each have two reporting units. In estimating the fair value of the reporting units, the Company makes estimates and judgments about its future cash flows using an income approach defined as Level 3 inputs under fair value measurement standards (see Note 7). The income approach, specifically a discounted cash flow analysis, included assumptions for, among others, forecasted free cash flow, perpetual growth rates and long-term discount rates, all of which require significant judgment by management. The sum of the fair values of the Company's reporting units are also compared to its external market capitalization to determine the appropriateness of its assumptions (i.e. the discounted cash flow analysis) and to reduce the fair values of the Company's reporting units, if appropriate. These assumptions took into account the current economic environment and its impact on the Company's business. Based on the impairment test as of the third fiscal quarter ended October 3, 2010 for the fiscal year ended January 2, 2011, the fair value of each reporting unit exceeded the carrying value under the first step of the goodwill impairment test. Therefore, goodwill was not impaired. In the event that management determines that the value of goodwill has become impaired, the Company would incur an accounting charge for the amount of the impairment during the fiscal quarter in which the determination is made (see Note 5).

Product Warranties

The Company generally warrants or guarantees the performance of the solar panels that it manufactures at certain levels of power output for 25 years. In addition, the Company passes through to customers long-term warranties from the original equipment manufacturers ("OEMs") of certain system components, such as inverters. Warranties of 25 years from solar panel suppliers are standard in the solar industry, while inverters typically carry warranty periods ranging from 5 to 10 years. In addition, the Company generally warrants its workmanship on installed systems for periods ranging up to 10 years. The Company maintains reserves to cover the expected costs that could result from these warranties. The Company’s expected costs are generally in the form of product replacement or repair. Warranty reserves are based on the Company’s best estimate of such costs and are recognized as a cost of revenue. The Company continuously monitors product returns for warranty failures and maintains a reserve for the related warranty expenses based on various factors including historical warranty claims, results of accelerated lab testing, field monitoring, vendor reliability estimates, and data on industry averages for similar products. Historically, warranty costs have been within management’s expectations (see Note 8).

Revenue Recognition

Solar Power Products

The Company sells its solar panels and balance of system components primarily to dealers, system integrators and distributors, and recognizes revenue, net of accruals for estimated sales returns, when persuasive evidence of an arrangement exists, delivery of the product has occurred, title and risk of loss has passed to the customer, the sales price is fixed or determinable, collectability of the resulting receivable is reasonably assured and the rights and risks of ownership have passed to the customer. Other than standard warranty obligations, there are no rights of return and there are no significant post-shipment obligations, including installation, training or customer acceptance clauses with any of the Company's customers that could have an impact on revenue recognition. The Company's revenue recognition policy is consistent across all geographic areas.

The provision for estimated sales returns on product sales is recorded in the same period the related revenues are recorded. These estimates are based on historical sales returns, analysis of credit memo data and other known factors. Actual returns could differ from these estimates. The Company recorded charges for sales returns on product sales of $2.2 million, $1.7 million and $0.1 million in fiscal 2010, 2009 and 2008, respectively. Amounts utilized against the sales return allowance aggregated $1.7 million, zero and $0.2 million in fiscal 2010, 2009 and 2008, respectively. The allowance for sales returns was $2.4 million and $1.9 million as of January 2, 2011 and January 3, 2010, respectively.

Construction Contracts

Revenue is also comprised of EPC projects which are governed by customer contracts that require the Company to deliver functioning solar power systems and are generally completed within three to twelve months from commencement of construction. The Company recognizes revenue from fixed price construction contracts using the percentage-of-completion method of accounting. Under this method, revenue arising from fixed price construction contracts is recognized as work is performed based on the percentage of incurred costs to estimated total forecasted costs.

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

Development Projects

The Company develops and sells solar power plants which generally include the sale or lease of related real estate.

Revenue recognition for these solar power plants require adherence to specific guidance for real estate sales, which provides that if the Company holds control over land or land rights prior to the execution of an EPC contract, it recognizes revenue and the corresponding costs when all of the following requirements are met: the sale is consummated, the buyer's initial and any continuing investments are adequate, the resulting receivables are not subject to subordination and the Company has transferred the customary risk and rewards of ownership to the buyer. In general, a sale is consummated upon the execution of an agreement documenting the terms of the sale and a minimum initial payment by the buyer to substantiate the transfer of risk to the buyer. This may require the Company to defer revenue during construction, even if a sale was consummated, until it receives the buyer's initial investment payment, at which time revenue would be recognized on a percentage-of-completion basis as work is completed. The Company's revenue recognition methods for solar power plants not involving real estate remains subject to its historical practice using the percentage-of-completion method.

Shipping and Handling Costs

The Company records costs related to shipping and handling in cost of revenue.

Stock-Based Compensation

The Company measures and records compensation expense for all share-based payment awards based on estimated fair values. The Company provides share-based awards to its employees, executive officers and directors through various equity compensation plans including its employee stock option and restricted stock plans. The fair value of stock option awards is measured at the date of grant using a Black-Scholes option pricing model, and the fair value of restricted stock awards and units is based on the market price of the Company's class A common stock on the date of grant. The Company has not granted stock options in fiscal 2009 or 2010. See Note 15 for further details on how the Company determines the fair value of its stock options using the Black-Scholes option pricing model.

The Company is required under current accounting guidance to estimate forfeitures at the date of grant. The Company's estimate of forfeitures is based on its historical activity, which it believes is indicative of expected forfeitures. In subsequent periods if the actual rate of forfeitures differs from the Company's estimate, the forfeiture rates may be revised, as necessary. Changes in the estimated forfeiture rates can have a significant effect on share-based compensation expense since the effect of adjusting the rate is recognized in the period the forfeiture estimate is changed.

The Company also grants performance share units to executive officers and certain employees that require it to estimate expected achievement of performance targets over the performance period. This estimate involves judgment regarding future expectations of various financial performance measures. If there are changes in the Company's estimate of the level of financial performance measures expected to be achieved, the related share-based compensation expense may be significantly increased or reduced in the period that its estimate changes.

Advertising Costs

Advertising costs are expensed as incurred. Advertising expense totaled approximately $3.3 million, $4.3 million and $2.2 million in fiscal 2010, 2009 and 2008, respectively.

Research and Development Expense

Research and development expense consists primarily of salaries and related personnel costs, depreciation and the cost of solar cell and solar panel materials and services used for the development of products, including experiments and testing. All research and development costs are expensed as incurred. Research and development expense is reported net of any funding received under contracts with governmental agencies because such contracts are considered collaborative arrangements. These awards are typically structured such that only direct costs, research and development overhead, procurement overhead and general and administrative expenses that satisfy government accounting regulations are reimbursed. In addition, the Company’s government awards from state agencies will usually require it to pay to the granting governmental agency certain royalties based on sales of products developed with government funding or economic benefit derived from incremental improvements funded. Royalties paid to governmental agencies are charged to the cost of goods sold. The Company’s funding from government contracts offset its research and development expense by approximately 10%, 22% and 25% in fiscal 2010, 2009 and 2008, respectively. The Company’s research and development expenditures, net of payments received under these contracts, were approximately $49.1 million, $31.6 million and $21.5 million for fiscal 2010, 2009 and 2008, respectively.

Translation of Foreign Currency

The Company and certain of its subsidiaries use their respective local currency as their functional currency. Accordingly, foreign currency assets and liabilities are translated using exchange rates in effect at the end of the period. Foreign subsidiaries that use the U.S. dollar as their functional currency translate monetary assets and liabilities using exchange rates in effect at the end of the period. Non-monetary assets and liabilities are translated at their historical values.

The Company includes gains or losses from foreign currency transactions in “Other, net” in the Consolidated Statements of Operations with the other hedging activities described in Note 11. The Company experienced losses on derivatives and foreign exchange of $27.7 million, $3.9 million and $20.6 million in fiscal 2010, 2009 and 2008, respectively, largely due to volatility in the currency markets.

Concentration of Credit Risk

The Company is exposed to credit losses in the event of nonperformance by the counterparties to its financial and derivative instruments. Financial and derivative instruments that potentially subject the Company to concentrations of credit risk are primarily cash and cash equivalents, restricted cash and cash equivalents, investments, accounts receivable, note receivable, advances to suppliers, foreign currency option contracts, foreign currency forward contracts, bond hedge and warrant transactions, purchased options and share lending arrangements for its class A common stock. The Company’s investment policy requires cash and cash equivalents, restricted cash and cash equivalents and investments to be placed with high-quality financial institutions and to limit the amount of credit risk from any one issuer (see Note 7). Similarly, the Company enters into foreign currency derivative contracts and convertible debenture hedge transactions with high-quality financial institutions and limits the amount of credit exposure to any one counterparty. The foreign currency derivative contracts are limited to a time period of less than two years, while the purchased options will expire in 2014 and the bond hedge and warrant transactions expire in 2015. The Company regularly evaluates the credit standing of its counterparty financial institutions (see Notes 7, 10 and 11).

The Company performs ongoing credit evaluations of its customers’ financial condition whenever deemed necessary and generally does not require collateral. The Company maintains an allowance for doubtful accounts based on the expected collectability of all accounts receivable, which takes into consideration an analysis of historical bad debts, specific customer creditworthiness and current economic trends. The allowance for doubtful accounts was $6.0 million and $2.3 million as of January 2, 2011 and January 3, 2010, respectively. For fiscal 2010, 2009 and 2008 the Company provided $11.4 million, $1.4 million and $2.2 million, respectively, for allowance for doubtful accounts. During fiscal 2010, 2009 and 2008 the Company wrote off $7.7 million, $1.0 million and 1.7 million, respectively, of bad debts. One customer accounted for 11% and 13% of accounts receivable as of January 2, 2011 and January 3, 2010, respectively (see Note 6). In addition, two customers accounted for approximately 17% and 15% of the Company’s “Costs and estimated earnings in excess of billings” balance as of January 2, 2011 on the Consolidated Balance Sheet as compared to three customers that accounted for approximately 28%, 21% and 17% of the balance as of January 3, 2010.

The Company has entered into agreements with vendors that specify future quantities and pricing of polysilicon to be supplied for periods up to 10 years. Under certain agreements, the Company is required to make prepayments to the vendors over the terms of the arrangements. As of January 2, 2011 and January 3, 2010, advances to suppliers totaled $287.1 million and $190.6 million, respectively. Two suppliers accounted for 83% and 13% of total advances to suppliers as of January 2, 2011, and 76% and 15% as of January 3, 2010 (see Note 8).

In fiscal 2007, the Company entered into share lending arrangements of its class A common stock with financial institutions for which it received a nominal lending fee of $0.001 per share. The Company loaned 2.9 million shares and 1.8 million shares of its class A common stock to Lehman Brothers International (Europe) Limited ("LBIE") and Credit Suisse International ("CSI"), respectively. Physical settlement of the shares is required when the arrangement is terminated. However, on September 15, 2008, Lehman Brothers Holding Inc. ("Lehman") filed a petition for protection under Chapter 11 of the U.S. bankruptcy code, and LBIE commenced administration proceedings (analogous to bankruptcy) in the United Kingdom. The Company filed a claim in the LBIE proceeding for $240.9 million and a corresponding claim in the Lehman Chapter 11 proceeding under Lehman's guaranty of LBIE's obligations. On December 16, 2010, the Company entered into an assignment agreement with Deutsche Bank under which the Company assigned to Deutsche Bank its claims against LBIE and Lehman in connection with the share lending arrangement. The Company received proceeds of $24.0 million as a result of the assignment agreement (see Note 10).

Income Taxes

Deferred tax assets and liabilities are recognized for temporary differences between financial statement and income tax bases of assets and liabilities. Valuation allowances are provided against deferred tax assets when management cannot conclude that it is more likely than not that some portion or all deferred tax assets will be realized.

As applicable, interest and penalties on tax contingencies are included in “Provision for income taxes” in the Consolidated Statements of Operations and such amounts were not material for any periods presented. In addition, foreign exchange gains (losses) may result from estimated tax liabilities, which are expected to be settled in currencies other than the U.S. dollar.

Investments in Equity Interests

Investments in entities in which the Company can exercise significant influence, but does not own a majority equity interest or otherwise control, are accounted for under the equity method. The Company records its share of the results of these entities as “Equity in earnings of unconsolidated investees” on the Consolidated Statements of Operations. The Company monitors its investments for other-than-temporary impairment by considering factors such as current economic and market conditions and the operating performance of the entities and records reductions in carrying values when necessary. The fair value of privately held investments is estimated using the best available information as of the valuation date, including current earnings trends, undiscounted cash flows, quoted stock prices of comparable public companies, and other company specific information, including recent financing rounds (see Notes 7 and 9).

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

In April 2009, the Financial Accounting Standards Board ("FASB") issued new accounting guidance for the initial recognition and measurement, subsequent measurement and accounting, and disclosures for assets and liabilities arising from contingencies in business combinations. The new accounting guidance eliminates the distinction between contractual and non-contractual contingencies. The Company’s adoption of the new accounting guidance for contingent assets and liabilities acquired in business combinations during the first quarter of fiscal 2009 had no impact on its Consolidated Financial Statements.

The Company records all acquired assets and liabilities, including goodwill, other intangible assets and in-process research and development, at fair value. The initial recording of goodwill, other intangible assets and in-process research and development requires certain estimates and assumptions concerning the determination of the fair values and useful lives. The judgments made in the context of the purchase price allocation can materially impact the Company's future results of operations. Accordingly, for significant acquisitions, the Company obtains assistance from third-party valuation specialists. The valuations calculated from estimates are based on information available at the acquisition date (see Notes 3 and 5).

Recently Adopted Accounting Guidance

Share Lending Arrangements

In June 2009, the FASB issued accounting guidance that changed how companies account for share lending arrangements that were executed in connection with convertible debt offerings or other financings. The new accounting guidance requires all such share lending arrangements to be valued and amortized as interest expense in the same manner as debt issuance costs. As a result of the new accounting guidance, existing share lending arrangements relating to the Company's class A common stock are required to be measured at fair value and amortized as interest expense in its Consolidated Financial Statements. In addition, in the event that counterparty default under the share lending arrangement becomes probable, the Company is required to recognize an expense in its Consolidated Statement of Operations equal to the then fair value of the unreturned loaned shares, net of any probable recoveries. The Company adopted the new accounting guidance effective January 4, 2010, the start of its fiscal year, and applied it retrospectively to all prior periods as required by the guidance.

The Company has two historical share lending arrangements subject to the new guidance. In connection with the issuance of its 1.25% senior convertible debentures (“1.25% debentures”) and 0.75% senior convertible debentures (“0.75% debentures”), the Company loaned 2.9 million shares of its class A common stock to LBIE and 1.8 million shares of its class A common stock to CSI under share lending arrangements. Application of the new accounting guidance resulted in higher non-cash amortization of imputed share lending costs in the current and prior periods, as well as a significant non-cash loss resulting from Lehman filing a petition for protection under Chapter 11 of the U.S. bankruptcy code on September 15, 2008, and LBIE commencing administration proceedings (analogous to bankruptcy) in the United Kingdom. The then fair value of the 2.9 million shares of the Company's class A common stock loaned and unreturned by LBIE is $213.4 million, which was expensed retrospectively in the third quarter of fiscal 2008. In addition, on a cumulative basis from the respective issuance dates of the share lending arrangements through January 3, 2010, the Company has recognized $1.6 million in additional non-cash interest expense (see Note 10).

As a result of the Company's adoption of the new accounting guidance for share lending arrangements, the Company's Consolidated Balance Sheet as of January 3, 2010 has been adjusted as follows:

(In thousands)	As Adjusted in this Annual Report on Form 10-K	As Previously Reported in the 2009 Annual Report on Form 10-K (1)
Assets
Prepaid expenses and other current assets	$98,521	$98,432
Other long-term assets	82,743	81,973
Total assets	2,696,895	2,696,036
Stockholders' Equity
Additional paid-in capital	1,520,933	1,305,032
Retained earnings (accumulated deficit)	(114,309)	100,733
Total stockholders' equity	1,376,380	1,375,521

(1)
The prior period balance of “Other long-term assets” has been reclassified to conform to the current period presentation in the Company's Consolidated Balance Sheets which separately discloses “Project assets - plants and land, net of current portion.”

As a result of the Company's adoption of the new accounting guidance for share lending arrangements, the Company's Consolidated Statement of Operations for the years ended January 3, 2010 and December 28, 2008 have been adjusted as follows:

	Year Ended
(In thousands, except per share data)	January 3, 2010		December 28, 2008
	As Adjusted in this Annual Report on Form 10-K	As Previously Reported in the 2009 Annual Report on Form 10-K	As Adjusted in this Annual Report on Form 10-K	As Previously Reported in the 2009 Annual Report on Form 10-K
Interest expense	$(36,287)	$(35,635)	$(23,415)	$(22,814)
Loss on share lending arrangement	—	—	(213,372)	—
Income (loss) before income taxes and equity in earnings of unconsolidated investees	43,620	44,272	(97,904)	116,069
Net income (loss)	32,521	33,173	(124,445)	89,528
Net income (loss) per share of class A and class B common stock:
Basic	$0.36	$0.36	$(1.55)	$1.10
Diluted	$0.35	$0.36	$(1.55)	$1.05

As a result of the Company's adoption of the new accounting guidance for share lending arrangements, the Company's Consolidated Statement of Cash Flows for the years ended January 3, 2010 and December 28, 2008 have been adjusted as follows:

	Year Ended
(In thousands)	January 3, 2010		December 28, 2008
	As Adjusted in this Annual Report on Form 10-K	As Previously Reported in the 2009 Annual Report on Form 10-K	As Adjusted in this Annual Report on Form 10-K	As Previously Reported in the 2009 Annual Report on Form 10-K
Cash flows from operating activities:
Net income (loss)	$32,521	$33,173	$(124,445)	$89,528
Non-cash interest expense	22,582	21,930	17,510	16,909
Loss on share lending arrangement	—	—	213,372	—
Net cash provided by operating activities	121,325	121,325	154,831	154,831

Variable Interest Entities (“VIEs”)

In June 2009, the FASB issued new accounting guidance regarding consolidation of VIEs to eliminate the exemption for qualifying special purpose entities, provide a new approach for determining which entity should consolidate a VIE, and require an enterprise to regularly perform an analysis to determine whether the enterprise's variable interest or interests give it a controlling financial interest in a VIE. The new accounting guidance became effective for fiscal years beginning after November 15, 2009. The Company's adoption of the new accounting guidance in the first quarter of fiscal 2010 had no impact on its Consolidated Financial Statements.

The Company regularly evaluates its relationships with joint ventures to determine if it has a controlling financial interest in the VIEs and therefore become the primary beneficiary of the joint ventures requiring it to consolidate their financial results into its financial statements. The Company does not consolidate the financial results of its joint ventures as it has concluded that it is not the primary beneficiary of these joint ventures. Although the Company is obligated to absorb losses or has the right to receive benefits from the joint ventures that are significant to the entities, the variable interests held by the Company do not empower it to direct the activities that most significantly impact the joint ventures' economic performance (see Note 9).

In connection with the sale of the equity interests in the entities that hold solar power plants, the Company also considers if it retains a variable interest in the entity sold, either by retaining a financial interest or by contractual means such as an O&M agreement. If the Company determines that the entity sold is a VIE and that it holds a variable interest, it then evaluates whether it is the primary beneficiary. The entity that is the primary beneficiary consolidates the VIE. The determination of whether the Company is the primary beneficiary is based upon whether the Company has the power to direct the activities that most directly impact the economic performance of the VIE and whether the Company absorbs any losses or benefits that would be potentially significant to the VIE. To date, there have been no sales of entities which hold solar power plants in which the Company has concluded that it is the primary beneficiary after the sale.

Revenue Arrangements with Multiple Deliverables

In October 2009, the FASB issued new accounting guidance for revenue arrangements with multiple deliverables. Specifically, the new guidance requires an entity to allocate arrangement consideration at the inception of an arrangement to all of its deliverables based on their relative selling prices. In addition, the new guidance eliminates the use of the residual method of allocation and requires the relative-selling-price method in all circumstances in which an entity recognizes revenue for an arrangement with multiple deliverables. The new accounting guidance is effective in the fiscal year beginning on or after June 15, 2010. Early adoption is permitted. The Company adopted the new accounting guidance in the first quarter of fiscal 2010 and applied the prospective application for new or materially modified arrangements with multiple deliverables. The Company's adoption of the new accounting guidance did not have a material impact on its Consolidated Financial Statements.

Fair Value of Assets and Liabilities

In January 2010, the FASB issued updated guidance related to fair value measurements and disclosures, which will require the Company to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and to describe the reasons for the transfers. In addition, in the reconciliation for fair value measurements using significant unobservable inputs, or Level 3, the Company will disclose separately information about purchases, sales, issuances and settlements on a gross basis rather than on a net basis. The updated guidance also requires that the Company provide fair value measurement disclosures for each class of assets and liabilities and disclosures about the valuation techniques and inputs used to measure fair value for both recurring and non-recurring fair value measurements for Level 2 and Level 3 fair value measurements. The updated guidance is effective for interim or annual financial reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances and settlements in the roll forward activity in Level 3 fair value measurements, which are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years. The Company's adoption of the updated guidance had no impact on its financial position, results of operations, or cash flows and only required additional financial statements disclosures as set forth in Notes 7, 10 and 11.

Issued Accounting Guidance Not Yet Adopted

There has been no issued accounting guidance not yet adopted by the Company that it believes is material, or is potentially material to the Company's Consolidated Financial Statements.

Note 2. TRANSACTIONS WITH CYPRESS SEMICONDUCTOR CORPORATION ("CYPRESS")

The Company was formerly a subsidiary of Cypress. After completion of the Company’s initial public offering (“IPO”) in November 2005, Cypress held, in the aggregate, approximately 52.0 million shares of the Company’s class B common stock, representing all of the then-outstanding class B common stock. On May 4, 2007 and August 18, 2008, Cypress completed the sale of 7.5 million shares and 2.5 million shares, respectively, of the Company’s class B common stock in offerings pursuant to Rule 144 of the Securities Act. Such shares were converted to 10.0 million shares of the Company’s class A common stock upon sale. The Company was a majority-owned subsidiary of Cypress through September 29, 2008. After the close of trading on the New York Stock Exchange (“NYSE”) on September 29, 2008, Cypress distributed to its shareholders all of its remaining shares of the Company’s class B common stock, in the form of a pro rata dividend to the holders of record as of September 17, 2008 of Cypress common stock. As a result, the Company discontinued being a subsidiary of Cypress.

Two of the seven members of the Company’s Board of Directors have a relationship with Cypress. Mr. T.J. Rodgers, Chairman of SunPower’s Board of Directors, is also the co-founder, board member, President and Chief Executive Officer of Cypress. On November 9, 2010, Mr. T.J. Rodgers notified the Company of his decision to retire from the Board following the completion of his current term at the Company's 2011 Annual Meeting of Stockholders. In addition, Mr. W. Steve Albrecht currently serves on the boards of both Cypress and SunPower.

Administrative Services Provided by Cypress

Cypress seconded employees and consultants to the Company for different time periods through 2008 for which the Company paid their fully-burdened compensation. In addition, Cypress personnel rendered services to the Company to assist with administrative functions, such as employee benefits and other Cypress corporate services and infrastructure, for which the Company paid for a portion of the Cypress employees’ fully-burdened compensation. In the case of the Philippines subsidiary, which entered into a services agreement for such secondments and other consulting services in January 2005, the Company paid the fully burdened compensation plus 10%. The amounts that the Company recorded as general and administrative expenses in the accompanying Consolidated Statements of Operations for these services was approximately $3.5 million in fiscal 2008.

 Leased Facility in the Philippines

In 2003, the Company and Cypress reached an understanding that the Company would build out and occupy a building owned by Cypress for its first solar cell manufacturing facility (“FAB1”) in the Philippines. The Company entered into a lease agreement for FAB1 and a sublease for the land under which the Company paid Cypress at a rate equal to the cost to Cypress for FAB1 (including taxes, insurance, repairs and improvements). Under the lease agreement, the Company had the right to purchase FAB1 and assume the lease for the land from Cypress at any time at Cypress’s original purchase price of approximately $8.0 million, plus interest computed on a variable index starting on the date of purchase by Cypress until the sale to the Company, unless such purchase option was exercised after a change of control of the Company, in which case the purchase price would be at a market rate, as reasonably determined by Cypress. In May 2008, the Company exercised its right to purchase FAB1 from Cypress and assumed the lease for the land from an unaffiliated third party for a total purchase price of $9.5 million. The lease for the land expires in May 2048 and is renewable for an additional 25 years. Rent expense paid to Cypress for FAB1 was $0.1 million in fiscal 2008. In addition, the Company paid Cypress $0.6 million and $0.2 million in fiscal 2010 and 2009, respectively, for certain electronic equipment located at its manufacturing facilities.

Leased Headquarters Facility in San Jose, California

In May 2006, the Company entered into a lease agreement for its approximately 44,000 square foot headquarters, which is located in a building owned by Cypress in San Jose, California, for $6.0 million over the five-year term of the lease expiring in April 2011. In October 2008, the Company amended the lease agreement, increasing the rentable square footage and the total lease obligations to approximately 60,000 and $7.6 million, respectively, over the five-year term of the lease. The Company paid Cypress $3.2 million, $1.6 million and $1.6 million in fiscal 2010, 2009 and 2008, respectively, to rent the building as well as other related services on the premises under a transition services agreement entered into at the time of Cypress's distribution of the Company's class B common stock. The Company will not be renewing its lease with Cypress and will be moving to new offices leased from an unaffiliated third party in May 2011.

Employee Matters Agreement

In October 2005, the Company entered into an employee matters agreement with Cypress to allocate assets, liabilities and responsibilities relating to its current and former U.S. and international employees and its participation in the employee benefits plans that Cypress sponsored and maintained. In July 2008, the Company transferred all accounts in the Cypress 401(k) Plan held by the Company’s employees to its SunPower 401(k) Savings Plan. In September 2008, all of the Company’s eligible employees began participating in SunPower’s own health and welfare plans and no longer participate in the Cypress health and welfare plans. In connection with Cypress’ spin-off of its shares of the Company’s class B common stock in September 2008, the Company and Cypress agreed to terminate the employee matters agreement.

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

Tax Sharing Agreement

On October 6, 2005, while a subsidiary of Cypress, the Company entered into a tax sharing agreement with Cypress providing for each party's obligations concerning various tax liabilities. The tax sharing agreement is structured such that Cypress would pay all federal, state, local and foreign taxes that are calculated on a consolidated or combined basis while the Company was a member of Cypress’s consolidated or combined group for federal, state, local and foreign tax purposes. The Company’s portion of tax liabilities or benefits was determined based upon its separate return tax liability as defined under the tax sharing agreement. These tax liabilities or benefits were based on a pro forma calculation as if the Company were filing a separate income tax return in each jurisdiction, rather than on a combined or consolidated basis, subject to adjustments as set forth in the tax sharing agreement.

On June 6, 2006, the Company ceased to be a member of Cypress’s consolidated group for federal income tax purposes and certain state income tax purposes. On September 29, 2008, the Company ceased to be a member of Cypress’s combined group for all state income tax purposes. To the extent that the Company becomes entitled to utilize the Company’s separate tax returns portions of any tax credit or loss carryforwards existing as of such date, the Company will distribute to Cypress the tax effect, estimated to be 40% for federal and state income tax purposes, of the amount of such tax loss carryforwards so utilized, and the amount of any credit carryforwards so utilized. The Company will distribute these amounts to Cypress in cash or in the Company’s shares, at Cypress’s option. As of January 2, 2011, the Company has a potential liability of approximately $2.2 million that may be due under this arrangement. These amounts do not reflect potential adjustments for the effect of the restatement of the Company’s consolidated financial statements in fiscal 2009 and 2008. In fiscal 2010 and 2009, the Company paid $0.7 million and $16.5 million, respectively, in cash to Cypress, of which zero and $15.1 million, respectively, represents the federal component and $0.7 million and $1.4 million, respectively, represents the state component.

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

The Company would also be liable to Cypress for taxes that might arise from the distribution, or "spin-off," by Cypress of the Company's class B common stock to Cypress's stockholders on September 29, 2008. In connection with Cypress’s spin-off of the Company’s class B common stock, the Company and Cypress, on August 12, 2008, entered into an amendment to its tax sharing agreement (“Amended Tax Sharing Agreement”) to address certain transactions that may affect the tax treatment of the spin-off and certain other matters.

Subject to certain caveats, Cypress obtained a ruling from the Internal Revenue Service (“IRS”) to the effect that the distribution by Cypress of the Company’s class B common stock to Cypress's stockholders qualified as a tax-free distribution under Section 355 of the Internal Revenue Code (“Code”). Despite such ruling, the distribution may nonetheless be taxable to Cypress under Section 355(e) of the Code if 50% or more of the voting power or value of the Company's stock was or is later acquired as part of a plan or series of related transactions that included the distribution of the Company’s stock. The Amended Tax Sharing Agreement requires the Company to indemnify Cypress for any liability incurred as a result of issuances or dispositions of the Company’s stock after the distribution, other than liability attributable to certain dispositions of the Company’s stock by Cypress, that cause Cypress’s distribution of shares of the Company’s stock to its stockholders to be taxable to Cypress under Section 355(e) of the Code.

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

Under the Amended Tax Sharing Agreement, the Company also agreed that, until October 29, 2010, it would not effect a conversion of any or all of its class B common stock to class A common stock or any similar recapitalization transaction or series of related transactions (a “Recapitalization”). In addition, the Company agreed that until October 29, 2010, it would not enter into or facilitate any other transaction resulting in an acquisition, as described in the agreement, of its stock without first obtaining the written consent of Cypress. As further detailed in the agreement, the Company is not required to obtain Cypress's consent unless such transactions would involve the acquisition for purposes of Section 355(e) of the Code after August 4, 2008 of more than 25% of its outstanding shares of common stock. In addition, the requirement to obtain Cypress's consent does not apply to certain qualifying acquisitions of the Company's stock, as defined in the Amended Tax Sharing Agreement.

The Company also agreed that it will not (i) effect a Recapitalization during the 36 month period following the spin-off without first obtaining a tax opinion from a nationally recognized tax counsel, in form and in substance reasonably satisfactory to Cypress, to the effect that such Recapitalization (either alone or when taken together with any other transaction or transactions) will not cause the spin-off to become taxable under Section 355(e), or (ii) seek any private ruling, including any supplemental private ruling, from the IRS with regard to the spin-off, or any transaction having any bearing on the tax treatment of the spin-off, without the prior written consent of Cypress.

In January 2010, Cypress was notified by the IRS that it intends to examine Cypress’s corporate income tax filings for the tax years ended in 2006, 2007 and 2008. SunPower was included as part of Cypress’s federal consolidated group in 2006 and part of 2007.

Cypress has not notified the Company of any agreed notices of proposed adjustments to the tax liabilities. However, the IRS has not completed its examination and there can be no assurance that there will be no material adjustments upon completion of their review. Additionally, while years prior to fiscal 2006 for Cypress's U.S. corporate tax return are not open for assessment, the IRS can adjust net operating loss and research and development carryovers that were generated in prior years and carried forward to fiscal 2006 and subsequent years. If the IRS sustains tax assessments against Cypress SunPower may be obligated to indemnify Cypress under the terms of the Amended Tax Sharing Agreement.

Note 3. BUSINESS COMBINATIONS

SunRay

On March 26, 2010, the Company completed its acquisition of SunRay, a European solar power plant developer company organized under the laws of Malta, under which the Company purchased all the issued share capital of SunRay for $296.1 million. As a result, SunRay became a subsidiary of the Company and the results of operations of SunRay have been included in the Consolidated Statement of Operations of the Company since March 26, 2010. As part of the acquisition, the Company acquired SunRay's project pipeline of solar photovoltaic projects in Europe and Israel. The pipeline consists of projects in various stages of development. SunRay's power plant development and project finance teams consisted of approximately 70 employees at the date of acquisition.

Purchase Price Consideration

The total consideration for the acquisition was $296.1 million, including: (i) $263.4 million paid in cash to SunRay's class A shareholders, class B shareholders and class C shareholders; (ii) $18.7 million paid in cash to repay outstanding debt of SunRay; and (iii) $14.0 million in promissory notes issued by the Company's subsidiary SunPower North America, LLC, and guaranteed by SunPower. A portion of the purchase price allocated to SunRay's class A shareholders, class B shareholders and certain non-management class C shareholders ($244.4 million in total) was paid by the Company in cash and the remaining portion of the purchase price allocated to SunRay's class C management shareholders was paid with a combination of $19.0 million in cash and $14.0 million in promissory notes.

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

Purchase Price Allocation

The Company accounted for this acquisition using the acquisition method. The Company preliminarily allocated the purchase price to the acquired assets and liabilities based on their estimated fair values at the acquisition date as summarized in the following table. The allocation of the purchase price on March 26, 2010 was adjusted in this report as follows:

(In thousands)	As Adjusted in this Annual Report on Form 10-K	As Previously Reported in the Third Quarterly Report on Form 10-Q
Net tangible assets acquired	$54,094	$54,915
Project assets	79,160	79,160
Purchased technology	1,120	1,120
Goodwill	147,716	146,895
Total purchase consideration	$282,090	$282,090

The fair value of net tangible assets acquired on March 26, 2010 was adjusted in this report as follows:

(In thousands)	As Adjusted in this Annual Report on Form 10-K	As Previously Reported in the Third Quarterly Report on Form 10-Q
Cash and cash equivalents	$9,391	$9,391
Restricted cash and cash equivalents	36,701	36,701
Accounts receivable, net	1,958	1,958
Prepaid expenses and other assets	5,765	5,765
Project assets - plants and land	18,803	19,624
Property, plant and equipment, net	452	452
Assets of discontinued operations	199,071	199,071
Total assets acquired	272,141	272,962
Accounts payable	(4,324)	(4,324)
Other accrued expenses and liabilities	(11,688)	(11,688)
Debt (see Note 10)	(42,707)	(42,707)
Liabilities of discontinued operations	(159,328)	(159,328)
Total liabilities assumed	(218,047)	(218,047)
Net assets acquired	$54,094	$54,915

Since the Company's purchase price allocation was not fully complete as of the third quarter ended October 3, 2010, the Company recorded adjustments to the fair value of certain assets and liabilities as additional information became available in the fourth quarter ended January 2, 2011. These fair value adjustments were retrospectively applied to the acquisition date of March 26, 2010 as required by current accounting guidance. The Company has now completed its review of the fair value of assets and liabilities acquired.

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

Goodwill

Of the total estimated purchase price paid at the time of acquisition, $133.2 million had been initially allocated to goodwill within the UPP Segment during the first quarter ended April 4, 2010. During the second, third and fourth quarters in fiscal 2010, the Company recorded adjustments aggregating $14.5 million to increase goodwill related to the acquisition of

SunRay on March 26, 2010 to $147.7 million. These adjustments were based upon the Company obtaining additional information on the acquired assets and liabilities as additional information became available in the second, third and fourth quarters of fiscal 2010. The adjustments included: (i) the elimination of a non-current tax receivable and a related non-current tax liability; (ii) changes to the value of certain assets and liabilities acquired in “Assets of discontinued operations” and “Liabilities of discontinued operations,” respectively; and (iii) changes to the value of certain acquired prepaid expenses, other current assets, accounts payable, other accrued liabilities and debt. These fair value adjustments were retrospectively applied to the acquisition date of March 26, 2010 as required by current accounting guidance. Goodwill represents the excess of the purchase price of an acquired business over the fair value of the underlying net tangible and other intangible assets and is not deductible for tax purposes. Among the factors that contributed to a purchase price in excess of the fair value of the net tangible and other intangible assets was the acquisition of an assembled workforce, synergies in technologies, skill sets, operations, customer base and organizational cultures.

Acquisition Related Costs

Acquisition related costs of $6.5 million recognized in the twelve months ended January 2, 2011 include transaction costs such as legal, accounting, valuation and other professional services, which the Company has classified in “Selling, general and administrative” expense in its Consolidated Statement of Operations.

Utility and Power Plants Revenue

In fiscal 2010, SunRay's electricity revenue from discontinued operations totaled $11.1 million (see Note 4). In addition, SunRay completed the sale of multiple Italian solar parks which represented 21% of the Company's total revenue in fiscal 2010.

Pro Forma Financial Information

Supplemental information on an unaudited pro forma basis, as if the acquisition of SunRay was completed at the beginning of the first quarter in fiscal 2009, is as follows:

	Year Ended
(In thousands, except per share amounts)	January 2, 2011	January 3, 2010
Revenue	$2,218,666	$1,382,838
Net income (loss)	150,136	(64,042)
Basic net income (loss) per share	$1.57	$(0.70)
Diluted net income (loss) per share	$1.42	$(0.70)

The unaudited pro forma supplemental information is based on estimates and assumptions, which the Company believes are reasonable. The unaudited pro forma supplemental information prepared by management is not necessarily indicative of the consolidated results of operations in future periods or the results that actually would have been realized had the Company and SunRay been a combined company during the specified periods.

Tilt Solar LLC ("Tilt Solar")

On April 14, 2009, the Company completed the acquisition of Tilt Solar, a non-public company based in California with in-process research and development associated with tracking systems. The acquisition of Tilt Solar was not material to the Company’s financial position or results of operations.

Solar Sales Pty. Ltd. (“Solar Sales”)

On July 23, 2008, the Company completed the acquisition of Solar Sales, a solar systems integration and product distribution company based in Australia. Solar Sales distributes components such as solar panels and inverters via a national network of dealers throughout Australia, and designs, builds and commissions large-scale commercial systems. Prior to the acquisition, Solar Sales had been a customer of the Company since fiscal 2005. As a result of the acquisition, Solar Sales became a subsidiary of the Company. In connection with the acquisition, the Company changed Solar Sales’ name to SunPower Corporation Australia Pty. Ltd. (“SunPower Australia”). The acquisition of SunPower Australia was not material to the Company’s financial position or results of operations.

Solar Solutions

On January 8, 2008, the Company completed the acquisition of Solar Solutions, a solar systems integration and product distribution company based in Italy. Solar Solutions was a division of Combigas S.r.l., a petroleum products trading firm. Active since 2002, Solar Solutions distributes components such as solar panels and inverters, and offers turn-key solar power systems and standard system kits via a network of dealers throughout Italy. Prior to the acquisition, Solar Solutions had been a customer of the Company since fiscal 2006. As a result of the acquisition, Solar Solutions became a subsidiary of the Company. In connection with the acquisition, the Company changed Solar Solutions’ name to SunPower Italia S.r.l. (“SunPower Italia”). The acquisition of SunPower Italia was not material to the Company’s financial position or results of operations.

Note 4. SALE OF DISCONTINUED OPERATIONS

In connection with the Company's acquisition of SunRay on March 26, 2010, it acquired a SunRay project company, Cassiopea PV S.r.l (“Cassiopea”), operating a previously completed 20 megawatt alternating current ("MWac") solar power plant in Montalto di Castro, Italy. In the period in which an asset of the Company is classified as held-for-sale, it is required to present for all periods the related assets, liabilities and results of operations associated with that asset as discontinued operations. Cassiopea's results of operations in fiscal 2010 were classified as “Income from discontinued operations, net of taxes” in the Consolidated Statement of Operations. On August 5, 2010, the Company sold the assets and liabilities of Cassiopea.

Results of operations in fiscal 2010 relating to Cassiopea are as follows:

Year Ended
(In thousands)	January 2, 2011
Utility and power plants revenue	$11,081
Gross margin	11,081
Income from discontinued operations before sale of business unit	5,862
Gain on sale of business unit	11,399
Income before income taxes	17,261
Income from discontinued operations, net of taxes	11,841

Note 5. GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

The following table presents the changes in the carrying amount of goodwill under the Company's historical reportable segments during fiscal 2009:

(In thousands)	Systems	Components	Total
As of December 28, 2008	$181,801	$14,919	$196,720
Goodwill arising from business combination	581	—	581
Translation adjustment	—	862	862
As of January 3, 2010	$182,382	$15,781	$198,163

The balance of goodwill within the Systems Segment increased $0.6 million as of January 3, 2010 due to the Company’s acquisition of Tilt Solar, which represents the excess of the purchase price over the fair value of the underlying net tangible and other intangible assets of Tilt Solar. The translation adjustment for the revaluation of the Company's subsidiaries' goodwill into U.S. dollar equivalents increased the balance of goodwill within the Components Segment by $0.9 million during the year ended January 3, 2010.

In the second quarter of fiscal 2010, the Company changed its segment reporting structure to establish the UPP Segment and R&C Segment to align its internal organization to how it serves its customers. Management evaluated all the facts and circumstances relating to the change in its segment reporting structure and concluded that no impairment indicator existed as of July 4, 2010 that would require impairment testing of its new reporting units. The following table presents the changes in the carrying amount of goodwill under the Company's new reportable business segments during fiscal 2010:

(In thousands)	UPP	R&C	Total
As of January 3, 2010	$78,634	$119,529	$198,163
Goodwill arising from business combination	147,716	—	147,716
Translation adjustment	—	(609)	(609)
As of January 2, 2011	$226,350	$118,920	$345,270

The balance of goodwill within the UPP Segment increased $147.7 million as of January 2, 2011 due to the Company's acquisition of SunRay. This amount represents the excess of the purchase price over the fair value of the underlying net tangible and other intangible assets of SunRay (see Note 3). The translation adjustment for the revaluation of the Company's subsidiaries' goodwill into U.S. dollar equivalents decreased the balance of goodwill within the R&C Segment by $0.6 million during the year ended January 2, 2011. Based on the impairment test as of the third fiscal quarter ended October 3, 2010 for the year ended January 2, 2011, the Company determined there was no impairment (see Note 1).

Intangible Assets

The following tables present details of the Company's acquired other intangible assets:

(In thousands)	Gross	Accumulated Amortization	Net
As of January 2, 2011
Project assets	$79,160	$(22,627)	$56,533
Patents and purchased technology	52,519	(51,953)	566
Purchased in-process research and development	1,000	(28)	972
Trade names	2,625	(2,610)	15
Customer relationships and other	40,525	(31,823)	8,702
	$175,829	$(109,041)	$66,788

As of January 3, 2010
Patents and purchased technology	$51,398	$(42,014)	$9,384
Purchased in-process research and development	1,000	—	1,000
Trade names	2,623	(2,212)	411
Customer relationships and other	28,616	(14,437)	14,179
	$83,637	$(58,663)	$24,974

In connection with the acquisition of SunRay on March 26, 2010, the Company recorded $80.3 million of other intangible assets. All of the Company's acquired other intangible assets are subject to amortization. Aggregate amortization expense for other intangible assets totaled $38.5 million, $16.5 million and $16.8 million in fiscal 2010, 2009 and 2008, respectively. As of January 2, 2011, the estimated future amortization expense related to other intangible assets is as follows:

(In thousands)	Amount
Year
2011	$27,182
2012	22,709
2013	16,301
2014	252
2015	186
Thereafter	158
$66,788

Note 6. BALANCE SHEET COMPONENTS

(In thousands)	January 2, 2011	January 3, 2010
Accounts receivable, net:
Accounts receivable, gross	$389,554	$253,039
Less: allowance for doubtful accounts	(5,967)	(2,298)
Less: allowance for sales returns	(2,387)	(1,908)
	$381,200	$248,833

Inventories:
Raw materials	$70,683	$76,423
Work-in-process	35,658	20,777
Finished goods	207,057	105,101
	$313,398	$202,301

(In thousands)	January 2, 2011	January 3, 2010
Prepaid expenses and other current assets:
VAT receivables, current portion	$26,500	$27,054
Short-term deferred tax assets	3,605	5,920
Foreign currency derivatives	35,954	5,000
Income tax receivable	1,513	3,171
Deferred project costs	934	501
Note receivable (1)	10,000	—
Other receivables (2)	83,712	43,531
Other prepaid expenses	30,716	13,344
	$192,934	$98,521

(1)	In June 2008, the Company loaned $10.0 million to a third-party non-public company under a three-year note receivable that is convertible into equity at the Company's option.

(2)
Includes tolling agreements with suppliers in which the Company provides polysilicon required for silicon ingot manufacturing and procures the manufactured silicon ingots from the suppliers (see Notes 8 and 9).

Project assets - plant and land:
Project assets - plant	$28,784	$11,506
Project assets - land	17,322	4,111
	$46,106	$15,617
Project assets - plants and land, current portion	$23,868	$6,010
Project assets - plants and land, net of current portion	22,238	9,607

Property, plant and equipment, net:
Land and buildings	$13,912	$17,409
Leasehold improvements	207,248	197,524
Manufacturing equipment (3)	551,815	547,968
Computer equipment	46,603	34,835
Solar power systems	10,614	8,708
Furniture and fixtures	5,555	4,540
Construction-in-process	28,308	57,305
	864,055	868,289
Less: accumulated depreciation (4)	(285,435)	(185,945)
	$578,620	$682,344

(3)    Certain manufacturing equipment associated with solar cell manufacturing lines located at one of the Company’s facilities in the Philippines is collateralized in favor of a third-party lender. The Company provided security for advance payments received from a third party in fiscal 2008 totaling $40.0 million in the form of collateralized manufacturing equipment with a net book value of $28.3 million and $35.8 million as of January 2, 2011 and January 3, 2010, respectively (see Note 8).

(4)    Total depreciation expense was $102.2 million, $84.6 million and $54.5 million in fiscal 2010, 2009 and 2008, respectively.

(In thousands)	January 2, 2011	January 3, 2010
Property, plant and equipment, net by geography (5):
Philippines	$502,131	$600,135
United States	73,860	43,772
Malaysia	—	37,088
Europe	2,400	1,117
Australia	229	282
	$578,620	$682,394

(5)    Property, plant and equipment, net are based on the physical location of the assets.

	Year Ended
(In thousands)	January 2, 2011	January 3, 2010	December 28, 2008
Interest expense:
Interest cost incurred	$(65,324)	$(43,439)	$(33,743)
Cash interest cost capitalized - property, plant and equipment	565	2,188	1,398
Non-cash interest cost capitalized - property, plant and equipment	774	4,964	8,930
Cash interest cost capitalized - project assets - plant and land	3,526	—	—
Non-cash interest cost capitalized - project assets - plant and land	5,183	—	—
Interest expense	$(55,276)	$(36,287)	$(23,415)

(In thousands)	January 2, 2011	January 3, 2010
Other long-term assets:
Investments in joint ventures	$116,444	$39,820
Bond hedge derivative	34,491	—
Note receivable (1)	—	10,000
Investments in non-public companies	6,418	4,560
VAT receivables, net of current portion	7,002	7,357
Long-term debt issuance cost	12,241	6,942
Other	1,698	14,064
	$178,294	$82,743

(1)	In June 2008, the Company loaned $10.0 million to a third-party non-public company under a three-year note receivable that is convertible into equity at the Company's option.

(In thousands)	January 2, 2011	January 3, 2010
Accrued liabilities:
VAT payables	$11,699	$15,219
Foreign currency derivatives	10,264	27,354
Short-term warranty reserves	14,639	9,693
Interest payable	6,982	3,740
Deferred revenue	21,972	4,840
Employee compensation and employee benefits	33,227	18,161
Other	38,921	35,001
	$137,704	$114,008
Other long-term liabilities:
Embedded conversion option derivatives	$34,839	$—
Long-term warranty reserves	48,923	36,782
Unrecognized tax benefits	24,894	14,478
Other	22,476	18,785
	$131,132	$70,045
Accumulated other comprehensive income (loss):
Cumulative translation adjustment	$(2,761)	$(3,864)
Net unrealized gain (loss) on derivatives	10,647	(12,477)
Deferred taxes	(4,246)	(1,016)
	$3,640	$(17,357)

Note 7. INVESTMENTS

The Company's investments in money market funds, bank notes and debt securities are carried at fair value. Fair values are determined based on a hierarchy that prioritizes the inputs to valuation techniques by assigning the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities ("Level 1") and the lowest priority to unobservable inputs ("Level 3"). Level 2 measurements are inputs that are observable for assets or liabilities, either directly or indirectly, other than quoted prices included within Level 1.

The following tables present information about the Company's investments in money market funds, bank notes and debt securities that are measured at fair value on a recurring basis and indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value. Information about the Company's interest rate swaps derivatives and convertible debenture derivatives measured at fair value on a recurring basis is disclosed in Note 10. Information about the Company's foreign currency derivatives measured at fair value on a recurring basis is disclosed in Note 11. The Company does not have any nonfinancial assets or liabilities that are recognized or disclosed at fair value on a recurring basis in its consolidated financial statements.

	January 2, 2011
(In thousands)	Level 1	Level 2	Level 3	Total
Assets
Money market funds	$488,626	$—	$172	$488,798
Debt securities	—	38,548	—	38,548
	$488,626	$38,548	$172	$527,346

	January 3, 2010
(In thousands)	Level 1	Level 2	Level 3	Total
Assets
Money market funds	$418,372	$—	$172	$418,544
Bank notes	—	101,085	—	101,085
	$418,372	$101,085	$172	$519,629

There have been no transfers between Level 1, Level 2 and Level 3 measurements during the twelve months ended January 2, 2011. Investments utilizing Level 2 inputs to determine fair value are comprised of debt securities and bank notes totaling $38.5 million and $101.1 million, respectively, as of January 2, 2011 and January 3, 2010, respectively. Investments utilizing Level 3 inputs to determine fair value are comprised of money market funds totaling $0.2 million as of both January 2, 2011 and January 3, 2010.

Money Market Funds

The majority of the Company's money market fund instruments are classified within Level 1 of the fair value hierarchy because they are valued using quoted prices for identical instruments in active markets. Investments in money market funds utilizing Level 3 inputs consist of the Company's investment in the Reserve International Liquidity Fund which amounted to $0.2 million as of both January 2, 2011 and January 3, 2010. The Company had estimated the value of its investment in the Reserve International Liquidity Fund to be $0.2 million based on information publicly disclosed by the Reserve International Liquidity Fund relative to its holdings and remaining obligations. On January 18, 2011, the Company received notice that the Reserve International Liquidity Fund will make another distribution in 2011 and the Company anticipates recovering the full $0.2 million.

Debt Securities

Investments in debt securities utilizing Level 2 inputs consist of bonds purchased in the fourth quarter of fiscal 2010. The bonds are guaranteed by the Italian government. The Company bases its valuation of these bonds on movements of Italian sovereign bond rates since the time of purchase and incurred an other-than-temporary impairment loss of $0.8 million in "Other, net" of the Consolidated Statement of Operations in fiscal 2010. This valuation is authenticated by comparison to third-party financial institution valuations. The fair value of the Company's investments in bonds totaled $38.5 million and zero as of January 2, 2011 and January 3, 2010, respectively (see Note 10).

Bank Notes

Investments in bank notes utilizing Level 2 inputs consist of short-term certificates of deposit and select interest bearing bank accounts. Such investments are not traded on an open market and reside with the bank. Bank notes are highly liquid with maturities of zero to ninety days. Due to the short-term maturities, the Company has determined that the fair value of these investments should be at face value. Bank notes totaled zero and $101.1 million as of January 2, 2011 and January 3, 2010, respectively.

Available-for-Sale Securities

The following table summarizes unrealized gains and losses by major security type designated as available-for-sale:

	January 2, 2011				January 3, 2010
		Unrealized				Unrealized
(In thousands)	Cost	Gross Gains	Gross Losses	Fair Value	Cost	Gross Gains	Gross Losses	Fair Value
Debt securities	$38,548	$—	$—	$38,548	$—	$—	$—	$—

The classification of available-for-sale securities and cash deposits is as follows:

	January 2, 2011			January 3, 2010
(In thousands)	Available-For- Sale	Cash And Cash Equivalents (2)	Total	Available-For- Sale	Cash And Cash Equivalents (2)	Total
Cash and cash equivalents	$—	$605,420	$605,420	$—	$615,879	$615,879
Short-term restricted cash and cash equivalents (1)	—	117,462	117,462	—	61,868	61,868
Short-term investments	38,548	172	38,720	—	172	172
Long-term restricted cash and cash equivalents (1)	—	138,837	138,837	—	248,790	248,790
	$38,548	$861,891	$900,439	$—	$926,709	$926,709

(1)	See "Summary of Significant Accounting Policies" in Note 1 for the composition of this balance.

(2)	Includes money market funds and bank notes.

The contractual maturities of available-for-sale securities are as follows:

(In thousands)	January 2, 2011	January 3, 2010
Due on November 30, 2028	$38,548	$—

Minority Investments in Joint Ventures and Other Non-Public Companies

The Company holds minority investments comprised of common and preferred stock in joint ventures and other non-public companies. The Company monitors these minority investments for impairment, which are included in “Other long-term assets” in its Consolidated Balance Sheets and records reductions in the carrying values when necessary. Circumstances that indicate an other-than-temporary decline include valuation ascribed to the issuing company in subsequent financing rounds, decreases in quoted market price and declines in operations of the issuer. As of January 2, 2011 and January 3, 2010, the Company had $116.4 million and $39.8 million, respectively, in investments in joint ventures accounted for under the equity method and $6.4 million and $4.6 million, respectively, in investments accounted for under the cost method (see Note 9).

On September 28, 2010, the Company entered into a $0.2 million investment in a related party accounted for under the cost method. In connection with the investment the Company entered into licensing, lease and facility service agreements. Under the lease and facility service agreements the investee will lease space from the Company for a period of five years. Facility services will be provided by the Company over the term of the lease on a “cost-plus” basis. Payments received under the lease and facility service agreement totaled $0.7 million in the twelve months ended January 2, 2011. As of January 2, 2011, $0.7 million remained due and receivable from the investee related to capital purchases made by the Company on behalf of the investee. The Company will be required to provide additional financing of up to $4.9 million (see Note 8).

Note 8. COMMITMENTS AND CONTINGENCIES

Operating Lease Commitments

On June 29, 2009, the Company signed a commercial project financing agreement with Wells Fargo to fund up to $100 million of commercial-scale solar power system projects through May 31, 2010. In the fourth quarter of fiscal 2009, the Company sold two solar power system projects to Wells Fargo, and in the third quarter of fiscal 2010 it sold an additional two projects to Wells Fargo, under the terms and conditions of the initial agreement.

Under the financing agreement, the Company designed and built the systems, and upon completion of each system, sold the systems to Wells Fargo, who in turn, leased back the systems to the Company over minimum lease terms of up to 20 years. Separately, the Company entered into power purchase agreements ("PPAs") with end customers, who host the systems and buy the electricity directly from the Company under PPAs of up to 20 years. At the end of the lease term, the Company has the option to purchase the systems at fair value or remove the systems. The deferred profit on the sale of the systems to Wells Fargo is being recognized over the minimum term of the lease.

The Company leases its San Jose, California facility under a non-cancelable operating lease from Cypress which expires in April 2011. The Company will not be renewing its lease with Cypress and will be moving to new offices leased from an unaffiliated third party in May 2011. In addition, the Company leases its Richmond, California facility under a non-cancelable operating lease from an unaffiliated third party, which expires in September 2018. The Company also has various lease arrangements, including for its European headquarters located in Geneva, Switzerland under a lease that expires in September 2012, as well as sales and support offices in Southern California, New Jersey, Oregon, Australia, England, France, Germany, Greece, Israel, Italy, Malta, Spain and South Korea, all of which are leased from unaffiliated third parties. In addition, the Company acquired a lease arrangement in London, England, which is leased from a party affiliated with the Company.

Future minimum obligations under all non-cancelable operating leases as of January 2, 2011 are as follows:

(In thousands)	Amount
Year
2011	$10,812
2012	9,609
2013	9,783
2014	8,867
2015	7,744
Thereafter	38,480
$85,295

Rent expense was $8.6 million, $8.3 million and $6.9 million in fiscal 2010, 2009 and 2008, respectively.

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

The Company also has agreements with several suppliers, including some of its non-consolidated joint ventures, for the procurement of polysilicon, ingots, wafers, solar cells and solar panels which specify future quantities and pricing of products to be supplied by the vendors for periods up to 10 years and provide for certain consequences, such as forfeiture of advanced deposits and liquidated damages relating to previous purchases, in the event that the Company terminates the arrangements.

As of January 2, 2011, total obligations related to non-cancelable purchase orders totaled $52.4 million and long-term supply agreements with suppliers totaled $5,831.3 million. Of the total future purchase commitments of $5,883.7 million as of January 2, 2011, $2,734.9 million are for commitments to its non-consolidated joint ventures. Future purchase obligations under non-cancelable purchase orders and long-term supply agreements as of January 2, 2011 are as follows:

(In thousands)	Amount
Year
2011	$909,589
2012	646,389
2013	657,476
2014	869,802
2015	942,513
Thereafter	1,857,903
$5,883,672

Total future purchase commitments of $5,883.7 million as of January 2, 2011 included tolling agreements with suppliers in which the Company provides polysilicon required for silicon ingot manufacturing and procures the manufactured silicon ingots from the supplier. Annual future purchase commitments in the table above are calculated using the gross price paid by the Company for silicon ingots and are not reduced by the price paid by suppliers for polysilicon. Total future purchase commitments as of January 2, 2011 would be reduced by $1,618.9 million to $4,264.8 million had the Company's obligations under such tolling agreements been disclosed using net cash outflows.

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

Advances to Suppliers

As noted above, the Company has entered into agreements with various polysilicon, ingot, wafer, solar cell and solar panel vendors that specify future quantities and pricing of products to be supplied by the vendors for periods up to 10 years. Certain agreements also provide for penalties or forfeiture of advanced deposits in the event the Company terminates the arrangements. Under certain agreements, the Company is required to make prepayments to the vendors over the terms of the arrangements. During the twelve months ended January 2, 2011, the Company paid advances totaling $128.6 million in accordance with the terms of existing long-term supply agreements. As of January 2, 2011 and January 3, 2010, advances to suppliers totaled $287.1 million and $190.6 million, respectively, the current portion of which is $31.7 million and $22.8 million, respectively. Two suppliers accounted for 83% and 13% of total advances to suppliers as of January 2, 2011, and 76% and 15% as of January 3, 2010.

The Company's future prepayment obligations related to these agreements as of January 2, 2011 are as follows:

(In thousands)	Amount
Year
2011	$134,504
2012	102,097
2013	7,159
$243,760

Advances from Customers

On November 5, 2010, the Company and AUOSP entered into an agreement under which the Company will resell to AUOSP polysilicon purchased from a third-party supplier and AUOSP will provide prepayments to the Company related to such polysilicon, which prepayments will then be made by the Company to the third-party supplier. Prepayments paid by AUOSP to the Company in fiscal 2010 was $100 million and prepayments to be paid by AUOSP to the Company in fiscal 2011 and 2012 total $60 million and $40 million, respectively (see Note 9). Beginning in the first quarter of fiscal 2011 and continuing through 2020, these advance payments will be applied as a credit against AUOSP’s polysilicon purchases from the Company. Such polysilicon is used by AUOSP to manufacture solar cells which are sold to the Company on a “cost-plus” basis. As of January 2, 2011, the outstanding advance was $100.0 million of which $3.5 million had been classified in short-term customer advances and $96.5 million in long-term customer advances in the accompanying Consolidated Balance Sheet, based on projected product shipment dates.

In August 2007, the Company entered into an agreement with a third party to supply polysilicon. Under the polysilicon agreement, the Company received advances of $40.0 million in each of fiscal 2008 and 2007 from this third party. Beginning in the first quarter of fiscal 2010 and continuing through 2019, these advance payments are applied as a credit against the third party’s polysilicon purchases from the Company. Such polysilicon is used by the third party to manufacture ingots, and potentially wafers, which are sold to the Company under an ingot supply agreement. As of January 2, 2011, the outstanding advance was $72.9 million of which $8.9 million had been classified in short-term customer advances and $64.0 million in long-term customer advances in the accompanying Consolidated Balance Sheet, based on projected product shipment dates. As of January 3, 2010, the outstanding advance was $80.0 million of which $8.0 million and $72.0 million had been classified in short-term customer advances and long-term customer advances, respectively. The Company provided security for the advances in the form of collateralized manufacturing equipment with a net book value of $28.3 million and $35.8 million as of January 2, 2011 and January 3, 2010, respectively. The Company also had $40.0 million of letters of credit issued by Deutsche Bank as of January 2, 2011 and by Wells Fargo as of January 3, 2010, and $4.6 million and $4.2 million held in an escrow account as of January 2, 2011 and January 3, 2010, respectively (see Notes 6 and 10).

The Company has also entered into other agreements with customers who have made advance payments for solar power products. These advances will be applied as shipments of product occur. As of January 2, 2011 and January 3, 2010, such customers had made advances of $8.6 million and $12.1 million, respectively, in the aggregate.

The estimated utilization of advances from customers as of January 2, 2011 is as follows:

(In thousands)	Amount
Year
2011	$21,044
2012	13,408
2013	17,734
2014	22,060
2015	26,387
Thereafter	80,896
$181,529

Product Warranties

The Company generally warrants or guarantees the performance of the solar panels that it manufactures at certain levels of power output for 25 years. In addition, the Company passes through to customers long-term warranties from the OEMs of certain system components, such as inverters. Warranties of 25 years from solar panels suppliers are standard in the solar industry, while inverters typically carry warranty periods ranging from 5 to 10 years. In addition, the Company generally warrants its workmanship on installed systems for periods ranging up to 10 years. The Company maintains reserves to cover the expected costs that could result from these warranties. The Company's expected costs are generally in the form of product replacement or repair. Warranty reserves are based on the Company's best estimate of such costs and are recognized as a cost of revenue. The Company continuously monitors product returns for warranty failures and maintains a reserve for the related warranty expenses based on various factors including historical warranty claims, results of accelerated lab testing, field monitoring, vendor reliability estimates, and data on industry averages for similar products. Historically, warranty costs have been within management's expectations.

Provisions for warranty reserves charged to cost of revenue were $22.4 million, $22.0 million and $14.2 million during fiscal 2010, 2009 and 2008, respectively. Activity within accrued warranty for fiscal 2010, 2009 and 2008 is summarized as follows:

(In thousands)	January 2, 2011	January 3, 2010	December 28, 2008
Balance at the beginning of the period	$46,475	$28,062	$17,194
Accruals for warranties issued during the period	22,396	22,029	14,207
Settlements made during the period	(5,309)	(3,616)	(3,339)
Balance at the end of the period	$63,562	$46,475	$28,062

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

Future Financing Commitments

As specified in the Company's joint venture agreement with AU Optronics Singapore Pte. Ltd. ("AUO"), the Company and its joint venture partner ("the shareholders") contributed certain funding on July 5, 2010 and December 23, 2010. The shareholders will each contribute additional amounts from fiscal 2011 to 2014 amounting to $335 million, or such lesser amount as the parties may mutually agree. In addition, if the shareholders or the joint venture requests additional equity financing to the joint venture, then each shareholder will be required to make additional cash contributions of up to $50 million in the aggregate.

On September 28, 2010, the Company invested $0.2 million in a related party accounted for under the cost method. The Company will be required to provide additional financing of up to $4.9 million, subject to certain conditions.

The Company's future financing obligations related to these agreements as of January 2, 2011 are as follows:

(In thousands)	Amount
Year
2011	$65,900
2012	75,870
2013	101,400
2014	96,770
$339,940

Uncertain Tax Positions

Total liabilities associated with uncertain tax positions were $24.9 million and $14.5 million as of January 2, 2011 and January 3, 2010, respectively, and are included in "Other long-term liabilities" in the Company's Consolidated Balance Sheets as they are not expected to be paid within the next twelve months. Due to the complexity and uncertainty associated with its tax positions, the Company cannot make a reasonably reliable estimate of the period in which cash settlement will be made for its liabilities associated with uncertain tax positions in other long-term liabilities (see Note 12).

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

Legal Matters

Three securities class action lawsuits were filed against the Company and certain of its current and former officers and directors in the United States District Court for the Northern District of California on behalf of a class consisting of those who acquired the Company's securities from April 17, 2008 through November 16, 2009. The cases were consolidated as Plichta v. SunPower Corp. et al., Case No. CV-09-5473-RS (N.D. Cal.), and lead plaintiffs and lead counsel were appointed on March 5, 2010. Lead plaintiffs filed a consolidated complaint on May 28, 2010. The actions arise from the Audit Committee's investigation announcement on November 16, 2009 regarding certain unsubstantiated accounting entries. The consolidated complaint alleges that the defendants made material misstatements and omissions concerning the Company's financial results for 2008 and 2009, seeks an unspecified amount of damages, and alleges violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and Sections 11 and 15 of the Securities Act of 1933. The Company believes it has meritorious defenses to these allegations and will vigorously defend itself in these matters. The court held a hearing on the defendant's motions to dismiss the consolidated complaint on November 4, 2010, and took the motions under submission. The Company is currently unable to determine if the resolution of these matters will have an adverse effect on the Company's financial position, liquidity or results of operations.

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

On June 30, 2010, Woongjin Energy completed its IPO and the sale of 15.9 million new shares of common stock. Shares of Woongjin Energy's common stock are now traded publicly on the Korean Exchange. The Company did not participate in this common stock issuance by Woongjin Energy. The Company continues to hold 19.4 million shares of Woongjin Energy's common stock with a market value of $318.8 million on December 30, 2010. As a result of the new common stock issuance by Woongjin Energy in its IPO, the Company's percentage equity interest in Woongjin Energy decreased from 42.1% to 31.3% of its issued and outstanding shares of common stock. In connection with the IPO, the Company recognized a non-cash gain of $28.3 million in the second quarter of fiscal 2010 as a result of its equity interest in Woongjin Energy being diluted. There is no obligation or expectation for the Company to provide additional funding to Woongjin Energy. On October 29, 2010, the Company entered into a revolving credit facility with Union Bank, N.A. ("Union Bank"), and all shares of Woongjin Energy held by the Company have been pledged as security under the revolving credit facility (see Note 10).

As of January 2, 2011 and January 3, 2010, the Company had a $76.6 million and $33.8 million, respectively, investment in the joint venture in its Consolidated Balance Sheets which represented a 31.3% and 42.1% equity investment, respectively. The Company accounts for its investment in Woongjin Energy using the equity method in which the investment is classified as “Other long-term assets” in the Consolidated Balance Sheets and the Company's share of Woongjin Energy's income totaling $14.4 million, $9.8 million and $14.2 million in fiscal 2010, 2009 and 2008, respectively, is included in “Equity in earnings of unconsolidated investees” in the Consolidated Statements of Operations. As of January 2, 2011, the Company's maximum exposure to loss as a result of its involvement with Woongjin Energy is limited to the carrying value of its investment.

As of January 2, 2011 and January 3, 2010, $18.4 million and $19.3 million, respectively, remained due and receivable from Woongjin Energy related to the polysilicon the Company supplied to the joint venture for silicon ingot manufacturing. Payments to Woongjin Energy for manufactured silicon ingots totaled $183.6 million, $152.3 million and $52.7 million in fiscal 2010, 2009 and 2008, respectively. As of January 2, 2011 and January 3, 2010, $32.6 million and $29.2 million, respectively, remained due and payable to Woongjin Energy. In addition, the Company conducted other related-party transactions with Woongjin Energy in fiscal 2010 and 2008. The Company recognized $0.3 million, zero and $5.6 million in revenue during fiscal 2010, 2009 and 2008, respectively, related to the sale of solar panels to Woongjin Energy. As of January 2, 2011 and January 3, 2010, zero remained due and receivable from Woongjin Energy related to the sale of these solar panels.

Woongjin Energy qualified as a "significant investee" of the Company in fiscal 2009 as defined in SEC Regulation S-X Rule 4-08(g), Summarized financial information adjusted to conform to U.S. GAAP for Woongjin Energy as of January 2, 2011 and January 3, 2010 and for the years ended January 2, 2011, January 3, 2010 and December 28, 2008 is as follows:

Balance Sheets
(In thousands)	January 2, 2011	January 3, 2010
Assets
Current assets	$163,617	$73,976
Noncurrent assets	72,911	116,720
Total assets	$236,528	$190,696
Liabilities
Current liabilities	$53,518	$38,719
Noncurrent liabilities	57,418	75,627
Total liabilities	$110,936	$114,346

Statement of Operations
(In thousands)	January 2, 2011	January 3, 2010	December 28, 2008
Revenues	$138,362	$91,257	$60,624
Cost of sales	80,959	42,262	23,568
Gross margin	57,403	48,995	37,056
Operating income	49,703	43,978	32,887
Net income	41,103	21,094	44,919

In the past, the Company concluded that it was not the primary beneficiary of the joint venture since, although the Company and Woongjin Holdings were both obligated to absorb losses or had the right to receive benefits from Woongjin Energy that were significant to Woongjin Energy, such variable interests held by the Company did not empower it to direct the activities that most significantly impacted Woongjin Energy's economic performance. In reaching this determination, the Company considered the significant control exercised by Woongjin Holdings over the venture's Board of Directors, management and daily operations, and Woongjin Holdings' guarantee of the venture's debt. Furthermore, as a result of Woongjin Energy completing its IPO and the sale of 15.9 million new shares of common stock on June 30, 2010, the Company has concluded that Woongjin Energy is no longer a VIE.

Joint Venture with First Philec Solar Corporation (“First Philec Solar”)

The Company and First Philippine Electric Corporation (“First Philec”) formed First Philec Solar in fiscal 2007, a joint venture to provide wafer slicing services of silicon ingots to the Company in the Philippines. The Company and First Philec have funded the joint venture through capital investments. In fiscal 2009 and 2008, the Company invested $0.9 million and $4.2 million, respectively, in the joint venture. The Company supplies to the joint venture silicon ingots and technology required for slicing silicon. Once manufactured, the Company purchases the completed silicon wafers from the joint venture under a five-year wafering supply and sales agreement through 2013. In the fourth quarter of fiscal 2010, First Philec Solar issued an additional 0.5 million shares of common and preferred stock to investors which resulted in the reduction of the

Company's percent equity interest in First Philec Solar from 20% to 15% of its issued and outstanding shares of preferred and common stock. In connection with the additional funding, the Company recognized a non-cash loss of $0.3 million in the fourth quarter of fiscal 2010 as a result of its equity interest in First Philec Solar being diluted. There is no obligation or expectation for the Company to provide additional funding to First Philec Solar.

As of January 2, 2011 and January 3, 2010, the Company had a $6.1 million and $6.0 million, respectively, investment in the joint venture in its Consolidated Balance Sheets which represented a 15% and 20%, respectively, equity investment. The Company accounts for its investment in First Philec Solar using the equity method since the Company is able to exercise significant influence over the joint venture due to its board positions. The Company's investment is classified as “Other long-term assets” in the Consolidated Balance Sheets and the Company's share of First Philec Solar's income of $0.4 million and $0.1 million and losses of $0.1 million during fiscal 2010, 2009 and 2008, respectively, is included in “Equity in earnings of unconsolidated investees” in the Consolidated Statements of Operations. The amount of equity in earnings increased year over year due to increases in production since First Philec Solar became operational in the second quarter of fiscal 2008. As of January 2, 2011, the Company's maximum exposure to loss as a result of its involvement with First Philec Solar is limited to the carrying value of its investment.

As of January 2, 2011 and January 3, 2010, $3.3 million and $1.3 million, respectively, remained due and receivable from First Philec Solar related to the wafer slicing process of silicon ingots supplied by the Company to the joint venture. Payments to First Philec Solar for wafer slicing services of silicon ingots totaled $87.1 million, $48.5 million and $8.5 million during fiscal 2010, 2009 and 2008, respectively. As of January 2, 2011 and January 3, 2010, $9.0 million and $3.1 million, respectively, remained due and payable to First Philec Solar related to the purchase of silicon wafers.

The Company has concluded that it is not the primary beneficiary of the joint venture since, although the Company and First Philec are both obligated to absorb losses or have the right to receive benefits from First Philec Solar that are significant to First Philec Solar, such variable interests held by the Company do not empower it to direct the activities that most significantly impact First Philec Solar's economic performance. In reaching this determination, the Company considered the significant control exercised by First Philec over the venture's Board of Directors, management and daily operations.

Equity Option Agreement with NorSun AS ("NorSun")

In January 2008, the Company entered into an Option Agreement with NorSun, a manufacturer of silicon ingots and wafers, under which the Company would deliver cash advance payments to NorSun for the purchase of polysilicon under a long-term polysilicon supply agreement. The Company paid a cash advance totaling $16.0 million to an escrow account as security for NorSun's right to future advance payments. This $16.0 million cash advance was reflected as restricted cash on the Consolidated Balance Sheet as of January 3, 2010. In addition, the Company paid a cash advance of $5.0 million to NorSun during the fourth quarter of fiscal 2009 that was reflected as advances to suppliers on the Consolidated Balance Sheet as of January 3, 2010. Under the terms of the Option Agreement, the Company could exercise a call option and apply the advance payments to purchase from NorSun a 23.3% equity interest, subject to certain adjustments, in a joint venture that is being constructed to manufacture polysilicon in Saudi Arabia. The Company could exercise its option at any time until six months following the commercial operation of the Saudi Arabian polysilicon manufacturing facility. The Option Agreement also provided NorSun an option to sell the 23.3% equity interest to the Company. NorSun's option was exercisable through the six months following commercial operation of the polysilicon manufacturing facility. The Company accounted for the put and call options as one instrument, which were measured at fair value at each reporting period. The changes in the fair value of the combined option were recorded in “Other, net” in the Consolidated Statements of Operations and have not been material.

On July 2, 2010, NorSun exercised its option to sell the 23.3% equity interest in the joint venture to the Company at a price of $5.0 million, equivalent to the cash advance paid to NorSun by the Company during the fourth quarter of fiscal 2009. On December 3, 2010, NorSun entered into an agreement with a third party to sell its equity interest in the joint venture at cost, including the Company's indirect equity interest of 23.3% at $5.0 million. However, the agreement becomes effective after satisfying certain conditions anticipated to occur in the first quarter of fiscal 2011. Therefore, the Company reclassified the $5.0 million from advances to suppliers to other receivables within "Prepaid expenses and other current assets" in the Consolidated Balance Sheet as of January 2, 2011 as the advance will be returned upon closing of the sale agreement.

On December 21, 2010, NorSun entered into an agreement with the Company that removed its obligation to hold $16.0 million in an escrow account as security for NorSun's right to future advance payments. Therefore, the Company reclassified the $16.0 million from restricted cash to "Cash and cash equivalents" in the Consolidated Balance Sheet as of January 2, 2011. If the sale agreement is terminated, NorSun will transfer the shares totaling a 23.3% equity interest in the joint venture to the Company and it will account for its investment in the joint venture using the equity method.

The Company has concluded that it is not the primary beneficiary of the joint venture since, although the Company, NorSun and other private equity and principal investment firms that own equity in the joint venture are each obligated to absorb losses or have the right to receive benefits from the joint venture that are significant to the venture, such variable interests held by the Company do not empower it to direct the activities that most significantly impact the joint venture's economic performance. In reaching this determination, the Company considered the significant control exercised by NorSun and other private equity and principal investment firms over the venture's Board of Directors, management and daily operations.

Joint Venture with AUO

On May 27, 2010, the Company, through its subsidiaries SunPower Technology, Ltd. (“SPTL") and AUOSP, formerly SunPower Malaysia Manufacturing Sdn. Bhd. ("SPMY"), entered into a joint venture agreement with AUO and AU Optronics Corporation, the ultimate parent company of AUO (“AUO Taiwan”). The joint venture transaction closed on July 5, 2010. The Company, through SPTL, and AUO each own 50% of the joint venture AUOSP. AUOSP owns FAB3 in Malaysia and will manufacture solar cells and sell them on a “cost-plus” basis to the Company and AUO.

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

The joint venture agreement provides for both equity and debt financing components. The shareholders will not be permitted to transfer any of AUOSP's shares held by them, except to each other and to their direct or indirect wholly-owned subsidiaries. On July 5, 2010 and December 23, 2010, the Company, through SPTL, and AUO each contributed total initial funding of Malaysian Ringgit 45.0 million and Malaysian Ringgit 43.6 million, respectively, and will contribute additional amounts from fiscal 2011 to 2014 amounting to $335 million by each shareholder, or such lesser amount as the parties may mutually agree. In addition, if AUOSP, SPTL or AUO requests additional equity financing to AUOSP, then SPTL and AUO will each be required to make additional cash contributions of up to $50 million in the aggregate (See Note 8).

AUOSP retains the existing debt facility agreement with the Malaysian government for FAB3 and AUO has arranged for additional third-party debt financing for AUOSP. If such third-party debt financing is not sufficient in accordance with the joint venture agreement, then AUO has agreed to procure or provide to AUOSP, on an interim basis, the debt financing reasonably necessary to fund in a timely manner AUOSP's business plan, until such time as third-party financing is procured and replaces such interim financing.

The Company has concluded that it is not the primary beneficiary of the joint venture since, although the Company and AUO are both obligated to absorb losses or have the right to receive benefits, the Company alone does not have the power to direct the activities of the VIE that most significantly impact its economic performance. In making this determination the Company considered the shared power arrangement, including equal board governance for significant decisions, elective appointment, and the fact that both parties contribute to the activities that most significantly impact the joint venture's economic performance. As a result of the shared power arrangement the Company deconsolidated AUOSP in the third quarter of fiscal 2010 and accounts for its investment in the joint venture under the equity method. The Company recognized a non-cash gain of $23.0 million as a result of deconsolidating the carrying value of AUOSP as of July 5, 2010. Under the deconsolidation accounting guidelines, an investor's opening investment is recorded at fair value on the date of deconsolidation. The Company recognized an additional non-cash gain of $13.8 million representing the difference between the initial fair value of the investment and its carrying value. The total non-cash gain of $36.8 million upon deconsolidation is classified as "Gain on deconsolidation of consolidated subsidiary" in fiscal 2010 within the Company's Consolidated Statement of Operations.

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

As of January 2, 2011, the Company had a $33.7 million investment in AUOSP in its Consolidated Balance Sheet which represents its 50% equity investment. The Company accounts for its investment in AUOSP using the equity method in which the investment is classified as “Other long-term assets” in the Consolidated Balance Sheet. The Company accounted for its share of AUOSP's net loss of $8.0 million for the three months ended October 3, 2010 in “Equity in earnings of unconsolidated investees” in the Consolidated Statement of Operations during the fourth quarter of fiscal 2010 due to a quarterly lag in reporting. As of January 2, 2011, $6.0 million remained due and payable to AUOSP and $7.5 million remained due and receivable from AUOSP. As of January 2, 2011, the Company's maximum exposure to loss as a result of its involvement with AUOSP is limited to the carrying value of its investment.

Note 10. DEBT AND CREDIT SOURCES

The following table summarizes the Company's outstanding debt as of January 2, 2011 and related maturity dates:

		Payments Due by Period
(In thousands)	Face Value	2011	2012	2013	2014	2015	Beyond 2015
Convertible debt:
4.50% debentures	$250,000	$—	$—	$—	$—	$250,000	$—
4.75% debentures	230,000	—	—	—	230,000	—	—
1.25% debentures	198,608	—	198,608	—	—	—	—
0.75% debentures	79	—	—	—	—	79	—
IFC mortgage loan	50,000	—	—	10,000	10,000	10,000	20,000
CEDA loan	30,000	30,000	—	—	—	—	—
Union Bank revolving credit facility	70,000	70,000	—	—	—	—	—
Société Générale revolving credit facility	98,010	98,010	—	—	—	—	—
	$926,697	$198,010	$198,608	$10,000	$240,000	$260,079	$20,000

 Convertible Debt

The following table summarizes the Company's outstanding convertible debt:

	January 2, 2011			January 3, 2010
(In thousands)	Carrying Value	Face Value	Fair Value (1)	Carrying Value	Face Value	Fair Value (1)
4.50% debentures	$179,821	$250,000	$230,172	$—	$—	$—
4.75% debentures	230,000	230,000	215,050	230,000	230,000	270,250
1.25% debentures	182,023	198,608	188,429	168,606	198,608	172,789
0.75% debentures	79	79	75	137,968	143,883	139,746
	$591,923	$678,687	$633,726	$536,574	$572,491	$582,785

(1)	The fair value of the convertible debt was determined based on quoted market prices as reported by an independent pricing source.

4.50% Debentures

On April 1, 2010, the Company issued $220.0 million in principal amount of its 4.50% senior cash convertible debentures (“4.50% debentures”) and received net proceeds of $214.9 million, before payment of the net cost of the call spread overlay described below. On April 5, 2010, the initial purchasers of the 4.50% debentures exercised the $30.0 million over-allotment option in full and the Company received net proceeds of $29.3 million. Interest on the 4.50% debentures is payable on March 15 and September 15 of each year, which commenced September 15, 2010. The 4.50% debentures mature on March 15, 2015. The 4.50% debentures are convertible only into cash, and not into shares of the Company's class A common stock (or any other securities). Prior to December 15, 2014, if the weighted average price of the Company's class A common stock was more than 130% of the then current conversion price for at least 20 out of 30 consecutive trade days in the last month of the fiscal quarter, then holders of the 4.50% debentures have the right to convert the debentures any day in the following fiscal quarter and, thereafter, they will be convertible at any time, based on an initial conversion price of $22.53 per share of the Company's class A common stock. The conversion price will be subject to adjustment in certain events, such as distributions of dividends or stock splits. Upon conversion, the Company will deliver an amount of cash calculated by reference to the price of its class A common stock over the applicable observation period. The 4.50% debentures will not be convertible, in accordance with the provisions of the debenture agreement, until the first quarter of fiscal 2011. The Company may not redeem the 4.50% debentures prior to maturity. Holders may also require the Company to repurchase all or a portion of their 4.50% debentures upon a fundamental change, as defined in the debenture agreement, at a cash repurchase price equal to 100% of the principal amount plus accrued and unpaid interest. In the event of certain events of default, such as the Company's failure to make certain payments or perform or observe certain obligations thereunder, Wells Fargo, the trustee, or holders of a specified amount of then-outstanding 4.50% debentures will have the right to declare all amounts then outstanding due and payable.

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

The embedded cash conversion option within the 4.50% debentures and the over-allotment option related to the 4.50% debentures are derivative instruments that are required to be separated from the 4.50% debentures and accounted for separately as derivative instruments (derivative liabilities) with changes in fair value reported in the Company's Consolidated Statements of Operations until such transactions settle or expire. The initial fair value liabilities of the embedded cash conversion option and over-allotment option of $71.3 million and $0.5 million, respectively, were classified within “ Other long-term liabilities” and simultaneously reduced the carrying value of “Convertible debt, net of current portion” (effectively an original issuance discount on the 4.50% debentures of $71.8 million) in the Company's Consolidated Balance Sheet.

From April 1, 2010 to April 5, 2010, the date the initial purchasers of the 4.50% debentures exercised the $30.0 million over-allotment option in full, the Company incurred a non-cash loss of $1.4 million related to the change in fair value of the over-allotment option during that period. The non-cash loss of $1.4 million is reflected in “Gain on mark-to-market derivatives” in the Company's Consolidated Statement of Operations for fiscal 2010. Upon the exercise of the over-allotment option, the ending fair value liability of the over-allotment option on April 5, 2010 of $1.9 million was reclassified to the original issuance discount of the 4.50% debentures.

In addition, the initial $10.0 million fair value liability of the embedded cash conversion option within the $30.0 million of additional principal of the Company's 4.50% debentures purchased upon exercise of the over-allotment option was classified within “Other long-term liabilities” and simultaneously reduced the carrying value of “Convertible debt, net of current portion” (the total original issuance discount on the 4.50% debentures was $79.9 million) in the Company's Consolidated Balance Sheet. In fiscal 2010, the Company recognized a non-cash gain of $46.6 million recorded in “Gain on mark-to-market derivatives” in the Company's Consolidated Statement of Operations related to the change in fair value of the embedded cash conversion option. The fair value liability of the embedded cash conversion option as of January 2, 2011 totaled $34.8 million and is classified within “Other long-term liabilities” in the Company's Consolidated Balance Sheet.

The embedded cash conversion option and the over-allotment option derivative instruments are fair valued utilizing Level 2 inputs consisting of the exercise price of the instruments, the Company's class A common stock price and volatility, the risk free interest rate and the contractual term. Such derivative instruments are not traded on an open market as the banks are the counterparties to the instruments. The over-allotment option was exercised during the second quarter of fiscal 2010 and the final value of the over-allotment option represented the difference between the value of the embedded cash conversion option at the original trade date of the initial $220.0 million in principal amount of the 4.50% debentures and the trade date of the over-allotment option. This final value was adjusted against the original issuance discount of the cash convertible debentures.

Significant inputs for the valuation of the embedded cash conversion option as of January 2, 2011 are as follows:

Embedded option (1)
Stock price	$12.83
Exercise price	$22.53
Interest rate	1.63%
Stock volatility	49.80%
Maturity date	February 18, 2015

(1)
The valuation model utilizes these inputs to value the right but not the obligation to purchase one share at $22.53. The Company utilized a Black-Scholes valuation model to value the embedded cash conversion option. The underlying input assumptions were determined as follows:

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

The Company recognized $7.4 million in non-cash interest expense during fiscal 2010 related to the amortization of the debt discount on the 4.50% debentures. The principal amount of the outstanding 4.50% debentures, the unamortized discount and the net carrying value as of January 2, 2011 was $250.0 million, $70.2 million and $179.8 million, respectively. As of January 2, 2011 the remaining weighted average period over which the unamortized debt discount associated with the 4.50% debentures will be recognized is as follows:

(In thousands)	Debt Discount
2011	$13,504
2012	15,225
2013	17,340
2014	19,748
2015	4,362
$70,179

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

Under the terms of the Bond Hedge, the Company bought from affiliates of certain of the initial purchasers' options to acquire, at an exercise price of $22.53 per share, subject to anti-dilution adjustments, cash in an amount equal to the market value of up to 11.1 million shares of the Company's class A common stock. Each Bond Hedge is a separate transaction, entered into by the Company with each option counterparty, and is not part of the terms of the 4.50% debentures. The Company paid aggregate consideration of $66.2 million and $9.0 million for the Bond Hedge on March 25, 2010 and April 5, 2010, respectively.

Under the terms of the original Warrants, the Company sold to affiliates of certain of the initial purchasers of the 4.50% cash convertible debentures warrants to acquire, at an exercise price of $27.03 per share, subject to anti-dilution adjustments, cash in an amount equal to the market value of up to 11.1 million shares of the Company's class A common stock. Each Warrant transaction is a separate transaction, entered into by the Company with each option counterparty, and is not part of the terms of the 4.50% debentures. The Warrants were sold for aggregate cash consideration of $54.1 million and $7.4 million on March 25, 2010 and April 5, 2010, respectively. On December 23, 2010, the Company amended and restated the original Warrants so that the holders would, upon exercise of the Warrants, no longer receive cash but instead would acquire up to 11.1 million shares of the Company's class A common stock.

The Bond Hedge and Warrants described above represent a call spread overlay with respect to the 4.50% debentures. Assuming full performance by the counterparties, the transactions effectively reduce the Company's potential payout over the principal amount on the 4.50% debentures upon conversion of the 4.50% debentures.

The original CSO2015, which are indexed to the Company's class A common stock, are derivative instruments that require mark-to-market accounting treatment due to their cash settlement features until such transactions settle or expire. The initial fair value of the Bond Hedge of $75.2 million was classified as “Other long-term assets” and the initial fair value of the original Warrants of $61.5 million was classified as “Other long-term liabilities” in the Company's Consolidated Balance Sheet. As of January 2, 2011, the fair value of the Bond Hedge is $34.5 million, a decrease of $40.7 million. As of December 23, 2010, the date of the amendment and restatement of the Warrants, the fair value of the original Warrants was $30.2 million, a decrease of $31.3 million. As a result of the terms of the Warrants being amended and restated so that they are settled in shares of the Company's class A common stock rather than in cash, the fair value as of December 23, 2010 of $30.2 million was reclassified from "Other long-term liabilities" to "Additional paid in capital" in the Company's Consolidated Balance Sheet. Further, the Warrants will not be subjected to mark-to-market accounting treatment subsequent to December 23, 2010. The change in fair value of the original CSO2015 resulted in a mark-to-market net non-cash loss of $9.4 million in “Gain on mark-to-market derivatives” in the Company's Consolidated Statement of Operations during fiscal 2010.

The Bond Hedge derivative instruments are fair valued utilizing Level 2 inputs consisting of the exercise price of the instruments, the Company's class A stock price and volatility, the risk free interest rate and the contractual term. Such derivative instruments are not traded on an open market. Valuation techniques utilize the inputs described above in addition to liquidity and institutional credit risk inputs.

Significant inputs for the valuation of the Bond Hedge at the January 2, 2011 measurement date are as follows:

Bond Hedge (1)
Stock price	$12.83
Exercise price	$22.53
Interest rate	1.63%
Stock volatility	49.80%
Credit risk adjustment	1.25%
Maturity date	February 18, 2015

(1)
The valuation model utilizes these inputs to value the right but not the obligation to purchase one share at $22.53 for the Bond Hedge. The Company utilized a Black-Scholes valuation model to value the Bond Hedge. The underlying input assumptions were determined as follows:

(i)	Stock price. The closing price of the Company's class A common stock on the last trading day of the quarter.

(ii)	Exercise price. The exercise price of the Bond Hedge.

(iii)	Interest rate. The Treasury Strip rate associated with the life of the Bond Hedge.

(iv)	Stock volatility. The volatility of the Company's class A common stock over the life of the Bond Hedge.

(v)	Credit risk adjustment. Represents the average of the credit default swap rate of the counterparties.

4.75% Debentures

In May 2009, the Company issued $230.0 million in principal amount of its 4.75% senior convertible debentures (4.75% debentures”) and received net proceeds of $225.0 million, before payment of the net cost of the call spread overlay described below. Interest on the 4.75% debentures is payable on April 15 and October 15 of each year, which commenced October 15, 2009. Holders of the 4.75% debentures are able to exercise their right to convert the debentures at any time into shares of the Company's class A common stock at a conversion price equal to $26.40 per share. The applicable conversion rate may adjust in certain circumstances, including upon a fundamental change, as defined in the indenture governing the 4.75% debentures. If not earlier converted, the 4.75% debentures mature on April 15, 2014. Holders may also require the Company to repurchase all or a portion of their 4.75% debentures upon a fundamental change at a cash repurchase price equal to 100% of the principal amount plus accrued and unpaid interest. In the event of certain events of default, such as the Company's failure to make certain payments or perform or observe certain obligations thereunder, Wells Fargo, the trustee, or holders of a specified amount of then-outstanding 4.75% debentures will have the right to declare all amounts then outstanding due and payable.

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

The Purchased Options, which are indexed to the Company's class A common stock, were deemed to be mark-to-market derivatives during the one-day period in which the over-allotment option in favor of the 4.75% debenture underwriters was unexercised, resulting in a non-cash gain on Purchased Options of $21.2 million in the second quarter of fiscal 2009 in “Gain on mark-to-market derivatives” in the Company's Consolidated Statement of Operations.

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

1.25% Debentures and 0.75% Debentures

In February 2007, the Company issued $200.0 million in principal amount of its 1.25% senior convertible debentures and received net proceeds of $194.0 million. During the fourth quarter of fiscal 2008, the Company received notices for the conversion of $1.4 million in principal amount of the 1.25% debentures which it settled for $1.2 million in cash and 1,000 shares of class A common stock. As of January 2, 2011, an aggregate principal amount of $198.6 million of the 1.25% debentures remain issued and outstanding. Interest on the 1.25% debentures is payable on February 15 and August 15 of each year, which commenced August 15, 2007. The 1.25% debentures mature on February 15, 2027. Holders may require the Company to repurchase all or a portion of their 1.25% debentures on each of February 15, 2012, February 15, 2017 and February 15, 2022, or if the Company experiences certain types of corporate transactions constituting a fundamental change, as defined in the indenture governing the 1.25% debentures. In addition, the Company may redeem some or all of the 1.25% debentures on or after February 15, 2012. The 1.25% debentures are convertible, subject to certain conditions, into cash up to the lesser of the principal amount or the conversion value. If the conversion value is greater than $1,000, then the excess conversion value will be convertible into the Company's class A common stock. The initial effective conversion price of the 1.25% debentures is $56.75 per share and is subject to customary adjustments in certain circumstances.

In July 2007, the Company issued $225.0 million in principal amount of its 0.75% senior convertible debentures and received net proceeds of $220.1 million. In fiscal 2009, the Company repurchased $81.1 million in principal amount of the 0.75% debentures for $75.6 million in cash. In fiscal 2010, the Company repurchased $143.8 million in principal amount of the 0.75% debentures for $143.8 million in cash, of which $143.3 million was pursuant to the contracted debenture holder put on August 2, 2010. As of January 2, 2011, an aggregate principal amount of $0.1 million of the 0.75% debentures remain issued and outstanding. Interest on the 0.75% debentures is payable on February 1 and August 1 of each year, which commenced

February 1, 2008. The 0.75% debentures mature on August 1, 2027. Holders of the remaining 0.75% debentures could require the Company to repurchase all or a portion of their debentures on each of August 1, 2015, August 1, 2020 and August 1, 2025, or if the Company was involved in certain types of corporate transactions constituting a fundamental change, as defined in the indenture governing the 0.75% debentures. In addition, the Company could redeem the remaining 0.75% debentures on or after August 2, 2010. The 0.75% debentures were classified as long-term liabilities and short-term liabilities in the Company's Consolidated Balance Sheets as of January 2, 2011 and January 3, 2010, respectively, due to the ability of the holders to require the Company to repurchase its 0.75% debentures commencing on August 1, 2015 and August 2, 2010, respectively. The 0.75% debentures are convertible, subject to certain conditions, into cash up to the lesser of the principal amount or the conversion value. If the conversion value is greater than $1,000, then the excess conversion value will be convertible into cash, class A common stock or a combination of cash and class A common stock, at the Company's election. The initial effective conversion price of the 0.75% debentures is $82.24 per share and is subject to customary adjustments in certain circumstances.

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

If the closing price of the Company's class A common stock equals or exceeds 125% of the initial effective conversion price governing the 1.25% debentures and 0.75% debentures for 20 out of 30 consecutive trading days in the last month of the fiscal quarter then holders of the 1.25% debentures and 0.75% debentures have the right to convert the debentures any day in the following fiscal quarter. Because the closing price of the Company's class A common stock on at least 20 of the last 30 trading days during the fiscal quarters ending January 2, 2011 and January 3, 2010 did not equal or exceed 125% of the applicable conversion price for its 1.25% debentures and 0.75% debentures, holders of the 1.25% debentures and 0.75% debentures are and were unable to exercise their right to convert the debentures, based on the market price conversion trigger, on any day in the first quarters of fiscal 2011 and 2010. Accordingly, the Company classified its 1.25% debentures and 0.75% debentures as long-term in its Consolidated Balance Sheet as of January 2, 2011 and its 1.25% debentures as long-term in its Consolidated Balance Sheet as of January 3, 2010. This test is repeated each fiscal quarter, therefore, if the market price conversion trigger is satisfied in a subsequent quarter, the 1.25% debentures and 0.75% debentures may be reclassified as short-term.

The 1.25% debentures and 0.75% debentures are subject to accounting guidance for convertible debt instruments that may be settled in cash upon conversion since the debentures must be settled at least partly in cash upon conversion. The Company estimated that the effective interest rate for similar debt without the conversion feature was 9.25% and 8.125% on the 1.25% debentures and 0.75% debentures, respectively. The principal amount of the outstanding debentures, the unamortized discount and the net carrying value as of January 2, 2011 was $198.7 million, $16.6 million and $182.1 million, respectively, and as of January 3, 2010 was $342.5 million, $35.9 million and $306.6 million, respectively.

The Company recognized $15.8 million, $21.9 million and $16.9 million in non-cash interest expense during fiscal 2010, 2009 and 2008, respectively, related to the 1.25% debentures and 0.75% debentures. As of January 2, 2011 the remaining weighted average period over which the unamortized debt discount associated with the 1.25% debentures will be recognized is as follows:

(In thousands)	Debt Discount
2011	$14,687
2012	1,898
$16,585

February 2007 Amended and Restated Share Lending Arrangement and July 2007 Share Lending Arrangement

Concurrent with the offering of the 1.25% debentures, the Company lent 2.9 million shares of its class A common stock to LBIE, an affiliate of Lehman Brothers, one of the underwriters of the 1.25% debentures. Concurrent with the offering of the 0.75% debentures, the Company also lent 1.8 million shares of its class A common stock to CSI, an affiliate of Credit Suisse Securities (USA) LLC ("Credit Suisse"), one of the underwriters of the 0.75% debentures. The loaned shares are to be used to facilitate the establishment by investors in the 1.25% debentures and 0.75% debentures of hedged positions in the Company's class A common stock. Under the share lending agreement, LBIE had the ability to offer the shares that remain in LBIE's possession to facilitate hedging arrangements for subsequent purchasers of both the 1.25% debentures and 0.75% debentures and, with the Company's consent, purchasers of securities the Company may issue in the future. The Company did not receive any proceeds from these offerings of class A common stock, but received a nominal lending fee of $0.001 per share for each share of common stock that is loaned under the share lending agreements described below.

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

While the share lending agreement does not require cash payment upon return of the shares, physical settlement is required (i.e., the loaned shares must be returned at the end of the arrangement). In view of this share return provision and other contractual undertakings of LBIE and CSI in the share lending agreement, which have the effect of substantially eliminating the economic dilution that otherwise would result from the issuance of the borrowed shares, historically the loaned shares were not considered issued and outstanding for the purpose of computing and reporting the Company's basic and diluted weighted average shares or earnings per share. However, on September 15, 2008, Lehman filed a petition for protection under Chapter 11 of the U.S. bankruptcy code, and LBIE commenced administration proceedings (analogous to bankruptcy) in the United Kingdom. Notwithstanding the commencement of administrative proceeding, shares loaned under the arrangement with LBIE were not returned as required under the agreement. After reviewing the circumstances of the Lehman bankruptcy and LBIE administration proceedings, the Company began to reflect the 2.9 million shares lent to LBIE as issued and outstanding starting on September 15, 2008, the date on which LBIE commenced administration proceedings, for the purpose of computing and reporting the Company's basic and diluted weighted average shares and earnings per share.

The Company filed a claim in the LBIE proceeding for $240.9 million and a corresponding claim in the Lehman Chapter 11 proceeding under Lehman's guaranty of LBIE's obligations. On December 16, 2010, the Company entered into an assignment agreement with Deutsche Bank under which the Company assigned to Deutsche Bank its claims against LBIE and Lehman in connection with the share lending arrangement. Under the assignment agreement, Deutsche Bank paid the Company $24.0 million for the claims on December 16, 2010, and the Company may receive, upon the final allowance or admittance of the claims in the U.K. and U.S. proceedings, an additional payment for the claims. The Company cannot predict the amount of any such payment for the claims and cannot guarantee that it will receive any additional payment for the claims. Under the assignment agreement, rights to any shares lent to LBIE, which were not returned as required pursuant to the terms of the original agreement, were assigned to Deutsche Bank.

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

In the first quarter of fiscal 2010, the Company adopted new accounting guidance that requires its February 2007 amended and restated share lending arrangement and July 2007 share lending arrangement to be valued and amortized as interest expense in its Consolidated Statements of Operations in the same manner as debt issuance costs. In addition, in the event that counterparty default under the share lending arrangement becomes probable, the Company is required to recognize an expense in its Consolidated Statement of Operations equal to the then fair value of the unreturned loaned shares, net of any probable recoveries. The Company estimated that the imputed share lending costs (also known as issuance costs) associated with the 2.9 million shares and 1.8 million shares loaned to LBIE and CSI, respectively, totaled $1.8 million and $0.7 million, respectively. The new accounting guidance resulted in a significant non-cash loss due to Lehman filing a petition for protection under Chapter 11 of the U.S. bankruptcy code on September 15, 2008, and LBIE commencing administration proceedings (analogous to bankruptcy) in the United Kingdom. The then fair value of the 2.9 million shares of the Company's class A common stock loaned and unreturned by LBIE was $213.4 million, and amount recovered under the assignment agreement on

December 16, 2010 was $24.0 million, which was reflected in the third quarter of fiscal 2008 and fourth quarter of fiscal 2010, respectively, as "Gain (loss) on share lending arrangement" in the Company's Consolidated Statements of Operations (see Note 1). The Company presents proceeds received for transactions involving its class A common stock as financing cash flows.

The Company recognized $0.5 million, $0.7 million and $0.6 million in non-cash interest expense during fiscal 2010, 2009 and 2008, respectively, related to the share lending arrangements. As of January, 2, 2011 the remaining weighted average period over which the unamortized issuance costs will be recognized is as follows:

(In thousands)	Issuance Costs
2011	$362
2012	45
$407

Debt Facility Agreement with the Malaysian Government

On December 18, 2008, AUOSP, then a subsidiary of the Company, entered into a facility agreement with the Malaysian government. In connection with the facility, AUOSP executed a debenture and deed of assignment in favor of the Malaysian government, granting a security interest in a deposit account and all assets of AUOSP to collateralize its obligations under the facility. As of January 3, 2010, the Company had outstanding Malaysian Ringgit 750.0 million ($219.0 million based on the exchange rates as of January 3, 2010) under the facility to finance the construction of FAB3 in Malaysia. The Company deconsolidated AUOSP in the third quarter of fiscal 2010, and the debt facility has been retained by AUOSP. The Company does not guarantee or collateralize the debt facility held by AUOSP (see Note 9).

Project Loans

In order to facilitate the sale of certain solar parks, the Company obtains non-recourse project loans which permit customers to assume the loans at the time of sale. These loans are contemplated as part of the structure of the sales transaction and not guaranteed or otherwise supported by SunPower. In instances where the debt is issued as a form of pre-established customer financing, subsequent debt assumption is reflected as a financing outflow and operating inflow for purposes of the statement of cash flows to reflect the substance of the assumption as a facilitation of customer financing from third-party lenders.

On May 20, 2010, Centauro PV S.r.l. (“Centauro”), a subsidiary of the Company, entered into a credit facility agreement with Barclays for the 8 MWac Centauro Photovoltaic Park that was being constructed in Montalto di Castro, Italy. In connection with the credit facility, Centauro executed various deeds of assignment in favor of Barclays, granting it a security interest in substantially all assets and future cash flows of Centauro. Proceeds from issuance of project loans, net of issuance costs, were Euro 41.0 million (or $51.2 million) in contemplation of the definitive sale agreement dated August 8, 2010. The sale of Centauro closed on October 1, 2010 and included all related assets and liabilities, including outstanding debt of Euro 42.0 million (or $57.7 million).

On November 26, 2010, Andromeda PV S.r.l. ("Andromeda"), a subsidiary of the Company, entered into loan agreements with a consortium of lenders (“Andromeda Lenders”) for the issuance of bonds ("Class A1 Notes and Class A2 Notes") in connection with a solar park in Montalto di Castro, Italy which totaled 44 MWac. Proceeds from the issuance of the bonds, net of issuance costs, were Euro 200.7 million (or $262.3 million), which were received on December 15, 2010 in contemplation of the closing of the sale of Andromeda. The sale of Andromeda on December 27, 2010 included all related assets and liabilities, including outstanding debt of Euro 211.0 million (or $275.7 million)in support of payments on Class A1 Notes and Class A2 Notes.

In addition to the loans issued in contemplation of the sale of the solar parks, the Company also sold one solar park which had been in operation by SunRay. In connection with its acquisition of SunRay, the Company consolidated the entity which held the project debt of Cassiopea, which was provided by a consortium of lenders (“Cassiopea Lenders”), to finance the construction and operations of the 20 MWac solar power plant in Montalto di Castro, Italy. In connection with the credit agreement, Cassiopea executed various deeds of assignment in favor of the Cassiopea Lenders, granting them a security interest in substantially all assets and future cash flows of Cassiopea. The sale of Cassiopea on August 5, 2010, which is reflected as a discontinued operation, included all related assets and liabilities, including outstanding debt of Euro 116.4 million (or $153.4 million) (see Note 4).

Concurrent with entering into the agreements above, Cassiopea and Centauro entered into interest rate swaps with the

Cassiopea Lenders and Barclays, respectively, to mitigate the interest rate risk on the debt. The interest rate swaps are derivative instruments which are fair valued utilizing Level 2 inputs because valuations are based on quoted prices in markets that are not active and for which all significant inputs are observable, directly or indirectly. Valuation techniques utilize a variety of inputs, including contractual terms, market prices, yield curves, credit curves and measures of volatility. Such inputs can generally be verified and selections do not involve significant management judgment. Prior to the sale of Cassiopea and Centauro on August 5, 2010 and October 1, 2010, respectively, which included all related assets and liabilities, including interest rate swaps, the Company had not designated the interest rate swaps as hedging instruments. For derivative instruments not designated as hedging instruments, the Company recognizes changes in the fair value in earnings in the period of change. Losses on the interest rate swaps associated with the Cassiopea project debt were included in “Income from discontinued operations, net of taxes” in the Company's Consolidated Statement of Operations. Losses on the interest rate swaps associated with the Centauro project debt were included in “Interest expense” in the Company's Consolidated Statement of Operations. As of January 2, 2011, the Company had no outstanding interest rate swap contracts.

Piraeus Bank Loan

On March 26, 2010, the Company closed its acquisition of SunRay and its subsidiaries, including Energy Ray Anonymi Energeiaki Etaireia (“Energy Ray”). On October 22, 2008, Energy Ray entered into a current account overdraft agreement with Piraeus Bank to obtain the funds necessary for pre-construction activities in Greece. In connection with the agreement, Energy Ray and its subsidiaries executed various account pledge agreements in favor of Piraeus Bank, granting them a security interest in cash deposit accounts where the proceeds of the loan were on deposit. The agreement's obligations were those of Energy Ray and its subsidiaries only and were non-recourse to the Company. On August 12, 2010, Energy Ray repaid its current account overdraft balance of Euro 26.7 million (or $33.6 million) in full with Piraeus Bank which eliminated the need to provide cash collateral.

Mortgage Loan Agreement with IFC

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

As of January 2, 2011, SPML had outstanding $50.0 million under the mortgage loan agreement which is classified as “Long-term debt” in the Company's Consolidated Balance Sheet. A total of $25.0 million remains available for borrowing under the mortgage loan agreement. Under the loan agreement, SPML may borrow up to $75.0 million during the first two years, and SPML shall repay the amount borrowed, starting 2 years after the date of borrowing, in 10 equal semiannual installments over the following 5 years. SPML shall pay interest of LIBOR plus 3% per annum on outstanding borrowings, and a front-end fee of 1% on the principal amount of borrowings at the time of borrowing, and a commitment fee of 0.5% per annum on funds available for borrowing and not borrowed. SPML may prepay all or a part of the outstanding principal, subject to a 1% prepayment premium. The loan agreement includes conditions to disbursements, representations, covenants, and events of default customary for financing transactions of this type. Covenants in the loan agreement include, but are not limited to, restrictions on SPML's ability to issue dividends, incur indebtedness, create or incur liens on assets, and make loans to or investments in third parties.

Loan Agreement with CEDA

On December 29, 2010, the Company borrowed the proceeds of the $30.0 million aggregate principal amount of CEDA's tax-exempt Recovery Zone Facility Revenue Bonds (SunPower Corporation - Headquarters Project) Series 2010 (the "Bonds") maturing April 1, 2031 under a loan agreement with CEDA. The Company's obligations under the loan agreement are contained in a promissory note dated December 29, 2010 issued by the Company to CEDA, which assigned the promissory note, along with all right, title and interest in the loan agreement, to Wells Fargo, as trustee, with respect to the Bonds for the benefit of the holders of the Bonds. The Bonds will initially bear interest at a variable interest rate (determined weekly), but at the Company's option may be converted into fixed-rate bonds (which include covenants of, and other restrictions on, the Company to be determined at the time of conversion). As of January 2, 2011 the $30.0 million aggregate principal amount of the Bonds is classified as "Short-term debt" in the Company's Consolidated Balance Sheet due to the potential for the Bonds to be redeemed or tendered for purchase on June 22, 2011 under the reimbursement agreement described below.

Concurrently with the execution of the loan agreement and the issuance of the Bonds by CEDA, the Company entered into a reimbursement agreement with Barclays pursuant to which the Company caused Barclays to deliver to Wells Fargo a direct-pay irrevocable letter of credit in the amount of $30.4 million (an amount equal to the principal amount of the Bonds plus 38 days' interest thereon). The letter of credit will permit Wells Fargo to draw funds to pay the Company's obligations to pay principal and interest on the Bonds and, in the event the Bonds are redeemed or tendered for purchase, the redemption price or purchase price thereof. Under the reimbursement agreement, the Company deposited $31.8 million in a sequestered account with Barclays, subject to an account control agreement, which funds collateralized the letter of credit pursuant to a cash collateral account pledge agreement entered into by the Company and Barclays on December 29, 2010. The letter of credit will expire on June 29, 2011. On June 22, 2011, if the Company has not previously converted the Bonds into fixed-rate bonds or extended the life of the letter of credit, the letter of credit will be drawn upon to pay off the Bonds, with the deposit used to reimburse Barclays. Any excess amount in the deposit account would be delivered to the Company. On December 28 and 29, 2010, the Company entered into additional agreements ancillary to the loan agreement, promissory note and reimbursement agreement pursuant to terms customary for financing transactions of this type.

Term Loan with Union Bank

On April 17, 2009, the Company entered into a loan agreement with Union Bank under which the Company borrowed $30.0 million for a term of three years at an interest rate of LIBOR plus 2%. As of January 3, 2010, the outstanding loan balance was $30.0 million of which $11.3 million and $18.7 million had been classified as “current portion of long-term debt” and “Long-term debt,” respectively, in the Company's Consolidated Balance Sheet, based on projected quarterly installments commencing June 30, 2010. On April 9, 2010, the Company repaid all principal and interest outstanding under the term loan with Union Bank.

Revolving Credit Facility with Union Bank

On October 29, 2010, the Company entered into a revolving credit facility with Union Bank. Until the maturity date of October 28, 2011, the Company may borrow up to $70.0 million under the revolving credit facility. Amounts borrowed may be repaid and reborrowed until October 28, 2011. The revolving credit facility may be increased up to $100.0 million at the option of the Company and upon receipt of additional commitments from lenders. As security under the revolving credit facility, the Company pledged its holding of 19.4 million shares of common stock of Woongjin Energy to Union Bank (see Note 9). On October 29, 2010, the Company drew down $70.0 million under the revolving credit facility which is classified as "Short-term debt" in the Company's Consolidated Balance Sheet as of January 2, 2011.

The amount available for borrowing under the revolving credit facility is further capped at 30% of the market value of the Company's shares in Woongjin Energy ("Borrowing Base"). If at any time the amount outstanding under the revolving credit facility is greater than the Borrowing Base, the Company must repay the difference within two business days. In addition, upon a material adverse change which, in the sole judgment of Union Bank, would adversely affect the ability of Union Bank to promptly sell the Woongjin Energy shares, including but not limited to any unplanned closure of the Korean Stock Exchange that lasts for more than one trading session, the Company must repay all outstanding amounts under the revolving credit facility within five business days, and the revolving credit facility will be terminated.

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

The obligations of the Company under the revolving credit facility are guaranteed by its subsidiaries SunPower North America, LLC and SunPower Corporation, Systems. The revolving credit facility is subject to continuing and customary representations and warranties, and events of default customary for financing transactions of this type, including a material adverse effect clause. On January 11, 2011, the Company repaid $65.0 million plus interest to date under the revolving credit facility with Union Bank.

Revolving Credit Facility with Société Générale, Milan Branch ("Société Générale")

On November 23, 2010, the Company entered into a revolving credit facility with Société Générale under which the Company may borrow up to Euro 75.0 million from Société Générale until April 23, 2011. Amounts borrowed may be repaid and reborrowed until April 23, 2011. Interest periods are monthly. All amounts borrowed are due on May 23, 2011. On November 26, 2010 the Company drew down Euro 75.0 million ($98.0 million based on the exchange rates as of January 2, 2011) under the revolving credit facility and as of January 2, 2011 is classified as "Short-term debt" in the Company's Consolidated Balance Sheet. Borrowings under the revolving credit facility are not secured. The Company is required to pay interest on outstanding borrowings of (1) EURIBOR plus 2.20% per annum until and including February 23, 2011, and (2) EURIBOR plus 3.25% per annum after February 23, 2011; a front-end fee of 0.50% on the available borrowing; and a commitment fee of 1% per annum on funds available for borrowing and not borrowed. The revolving credit facility is subject to continuing and customary representations and warranties, and events of default customary for financing transactions of this type, including a material adverse effect clause. On January 25, 2011 the Company repaid Euro 70.0 million ($91.5 million based on the exchange rates as of January 2, 2011) on the borrowings plus interest to date under the revolving credit facility with Société Générale.

Letter of Credit Facility with Deutsche Bank

On April 12, 2010, subsequently amended on December 22, 2010, the Company and certain subsidiaries of the Company entered into a letter of credit facility with Deutsche Bank, as issuing bank and as administrative agent, and certain financial institutions. The letter of credit facility provides for the issuance, upon request by the Company, of letters of credit by the issuing bank in order to support obligations of the Company, in an aggregate amount not to exceed $375.0 million (or up to $400.0 million upon the agreement of the parties). Each letter of credit issued under the letter of credit facility must have an expiration date no later than the earlier of the second anniversary of the issuance of that letter of credit and April 12, 2013, except that: (i) a letter of credit may provide for automatic renewal in one-year periods, not to extend later than April 12, 2013; and (ii) up to $100.0 million in aggregate amount of letters of credit, if cash-collateralized, may have expiration dates no later than the fifth anniversary of the closing of the letter of credit facility. For outstanding letters of credit under the letter of credit facility the Company pays a fee of 0.50% plus any applicable issuance fees charged by its issuing and correspondent banks. The Company also pays a commitment fee of 0.20% on the unused portion of the facility.

In connection with the entry into the letter of credit facility, the Company entered into a cash security agreement with Deutsche Bank, granting a security interest in a collateral account to collateralize its obligations in connection with any letters of credit that might be issued under the letter of credit facility. The Company is required to maintain in the collateral account cash and securities equal to at least 50% of the dollar-denominated obligations under the issued letters of credit, and 55% of the non-dollar-denominated obligations under the issued letters of credit. The obligations of the Company are also guaranteed by certain subsidiaries of the Company, who, together with the Company, have granted a security interest in certain of their accounts receivable and inventory to Deutsche Bank to collateralize the Company's obligations. The letter of credit facility includes representations, covenants, and events of default customary for financing transactions of this type.

As of January 2, 2011, letters of credit issued under the letter of credit facility totaled $326.9 million and were collateralized by short-term and long-term restricted cash of $55.7 million and $118.3 million, respectively, on the Consolidated Balance Sheet.

Amended Credit Agreement with Wells Fargo

On April 12, 2010, the Company entered into an amendment of its credit agreement with Wells Fargo. On April 26, 2010 and November 29, 2010, letters of credit under the uncollateralized letter of credit subfeature and collateralized letter of credit facility, respectively, expired and as of January 2, 2011 all outstanding letters of credit had been moved to the Deutsche Bank letter of credit facility. Letters of credit totaling $150.7 million were issued by Wells Fargo under the collateralized letter of credit facility as of January 3, 2010 and were fully collateralized by short-term and long-term restricted cash of $61.9 million and $99.7 million, respectively, on the Consolidated Balance Sheet. The Company paid a fee of 0.2% to 0.4% depending on maturity for outstanding letters of credit under the collateralized letter of credit facility.

In connection with the amended credit agreement, the Company entered into a security agreement with Wells Fargo, granting a security interest in a securities account and a deposit account to collateralize its obligations in connection with any letters of credit that might be issued under the collateralized letter of credit facility. Certain subsidiaries of the Company also entered into an associated continuing guaranty with Wells Fargo. The terms of the amended credit agreement include certain conditions to borrowings, representations and covenants, and events of default customary for financing transactions of this type.

Note 11. FOREIGN CURRENCY DERIVATIVES

The Company has non-U.S. subsidiaries that operate and sell the Company's products in various global markets, primarily in Europe. As a result, the Company is exposed to risks associated with changes in foreign currency exchange rates. It is the Company's policy to use various techniques, including entering into foreign currency derivative instruments, to manage the exposures associated with forecasted revenues and expenses, purchases of foreign sourced equipment and non-U.S. dollar denominated monetary assets and liabilities. The Company does not enter into foreign currency derivative financial instruments for speculative or trading purposes.

The Company is required to recognize derivative instruments as either assets or liabilities at fair value in its Consolidated Balance Sheets. The Company utilizes the income approach and mid-market pricing to calculate the fair value of its option and forward contracts based on market volatilities, spot rates, interest differentials and credit default swaps rates from published sources. The following table presents information about the Company's hedge instruments measured at fair value on a recurring basis as of January 2, 2011 and January 3, 2010, all of which utilize Level 2 inputs under the fair value hierarchy:

(In thousands)	Balance Sheet Classification	January 2, 2011	January 3, 2010
Assets	Prepaid expenses and other current assets
Derivatives designated as hedging instruments:
Foreign currency option contracts		$16,432	$—
Foreign currency forward exchange contracts		16,314	—
		$32,746	$—
Derivatives not designated as hedging instruments:
Foreign currency option contracts		$—	$4,936
Foreign currency forward exchange contracts		3,208	64
		$3,208	$5,000
Liabilities	Accrued liabilities
Derivatives designated as hedging instruments:
Foreign currency option contracts		$2,909	$—
Foreign currency forward exchange contracts		3,295	—
		$6,204	$—
Derivatives not designated as hedging instruments:
Foreign currency option contracts		$—	$—
Foreign currency forward exchange contracts		4,060	27,354
		$4,060	$27,354

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

The following tables summarize the amount of unrealized gain (loss) recognized in “Accumulated other comprehensive income (loss)” (“OCI”) in “Stockholders' equity” in the Consolidated Balance Sheets:

	Year Ended
(In thousands)	January 2, 2011	January 3, 2010
Derivatives designated as cash flow hedges:
Unrealized gain (loss) recognized in OCI (effective portion)	$56,755	$(14,497)
Less: Gain reclassified from OCI to revenue (effective portion)	(46,109)	—
Add: Loss reclassified from OCI to cost of revenue (effective portion)	12,478	29,425
Net gain on derivatives as reflected in the Consolidated Statements of Stockholders' Equity and Comprehensive Income	$23,124	$14,928

The following table summarizes the amount of gain (loss) recognized in “Other, net” in the Consolidated Statements of Operations in fiscal 2010 and 2009:

	Year Ended
(In thousands)	January 2, 2011	January 3, 2010
Derivatives designated as cash flow hedges:
Loss recognized in "Other, net" on derivatives (ineffective portion and amount excluded from effectiveness testing) (1)	$(25,659)	$(3,964)
Derivatives not designated as hedging instruments:
Gain (loss) recognized in "Other, net"	$36,607	$(24,073)

(1)	The amount of loss recognized related to the ineffective portion of derivatives was insignificant.

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

As of January 2, 2011, the Company had designated outstanding hedge option contracts and forward contracts with an aggregate notional value of $358.9 million and $534.7 million, respectively. The maturity dates of the outstanding contracts as of January 2, 2011 range from January to December 2011. During the fourth quarter of fiscal 2010, the Company entered into additional designated cash flow hedges to protect certain portions of its anticipated non-functional currency cash flows related to foreign denominated revenues. The Company designates either gross external or intercompany revenue up to its net economic exposure. These derivatives have a maturity of one year or less and consist of foreign currency option and forward contracts. The effective portion of these cash flow hedges are reclassified into revenue when third party revenue is recognized in the Consolidated Statements of Operations.

The Company expects to reclassify substantially all of its net gains related to these option and forward contracts that are included in accumulated other comprehensive income as of January 2, 2011 to revenue in fiscal 2011. Cash flow hedges are tested for effectiveness each period based on changes in the spot rate applicable to the hedge contracts against the present value period to period change in spot rates applicable to the hedged item using regression analysis. The change in the time value of the options as well as the cost of forward points (the difference between forward and spot rates at inception) on forward exchange contracts are excluded from the Company's assessment of hedge effectiveness. The premium paid or time value of an option whose strike price is equal to or greater than the market price on the date of purchase is recorded as an asset in the Consolidated Balance Sheets. Thereafter, any change to this time value and the cost of forward points is included in “Other, net” in the Consolidated Statements of Operations.

Non-Designated Derivatives Hedging Cash Flow Exposure

As of January 3, 2010, the Company had non-designated outstanding cash flow hedge option contracts and forward contracts with an aggregate notional value of $228.1 million and $23.8 million, respectively. These non-designated derivatives were initially established as effective hedges. Effective November 20, 2009, these hedges were de-designated when they had aggregate notional values of $132.1 million. As of January 2, 2011, the Company had no non-designated outstanding hedge option contracts and forward contracts that were hedging the cash flow exposure.

Non-Designated Derivatives Hedging Transaction Exposure

Other derivatives not designated as hedging instruments consist of forward contracts used to hedge remeasurement of foreign currency denominated monetary assets and liabilities primarily for intercompany transactions, receivables from customers, prepayments to suppliers and advances received from customers, and payables to third parties. Changes in exchange rates between the Company's subsidiaries' functional currencies and the currencies in which these assets and liabilities are denominated can create fluctuations in the Company's reported consolidated financial position, results of operations and cash flows. The Company enters into forward contracts, which are originally designated as cash flow hedges, and de-designates them upon recognition of the anticipated transaction to protect resulting non-functional currency monetary assets. These forward contracts as well as additional forward contracts are entered into to hedge foreign currency denominated monetary assets and liabilities against the short-term effects of currency exchange rate fluctuations. The Company records its derivative contracts that are not designated as hedging instruments at fair value with the related gains or losses recorded in “Other, net” in the Consolidated Statements of Operations. The gains or losses on these contracts are substantially offset by transaction gains or losses on the underlying balances being hedged. As of January 2, 2011 and January 3, 2010, the Company held forward contracts with an aggregate notional value of $934.8 million and $442.6 million, respectively, to hedge balance sheet exposure. These forward contracts have maturities of three month or less.

Credit Risk

The Company's option and forward contracts do not contain any credit-risk-related contingent features. The Company is exposed to credit losses in the event of nonperformance by the counterparties of its option and forward contracts. The Company enters into derivative contracts with high-quality financial institutions and limits the amount of credit exposure to any one single counterparty. In addition, the derivative contracts are limited to a time period of less than two years and the Company continuously evaluates the credit standing of its counterparties.

Note 12. INCOME TAXES

The geographic distribution of income (loss) from continuing operations before income taxes and equity in earnings of unconsolidated investees and the components of provision for income taxes are summarized below:

	Year Ended
(In thousands)	January 2, 2011	January 3, 2010	December 28, 2008
Geographic distribution of income (loss) from continuing operations before income taxes and equity in earnings of unconsolidated investees:
U.S. loss	$(33,795)	$(38,684)	$(215,241)
Non-U.S. income	217,208	82,304	117,337
Income (loss) from continuing operations before income taxes and equity in earnings of unconsolidated investees	$183,413	$43,620	$(97,904)
Provision for income taxes:
Current tax benefit (expense)
Federal	$(1,490)	$(14,263)	$(40,244)
State	2,683	(37)	(9,944)
Foreign	(25,067)	(7,188)	(16,121)
Total current tax expense	(23,874)	(21,488)	(66,309)
Deferred tax benefit
Federal	—	—	22,751
State	—	—	2,600
Foreign	499	460	340
Total deferred tax benefit	499	460	25,691
Provision for income taxes	$(23,375)	$(21,028)	$(40,618)

The provision for income taxes differs from the amounts obtained by applying the statutory U.S. federal tax rate to income before taxes as shown below:

	Year Ended
(In thousands)	January 2, 2011	January 3, 2010	December 28, 2008
Statutory rate	35%	35%	35%
Tax benefit (expense) at U.S. statutory rate	$(64,195)	$(15,267)	$34,266
Foreign rate differential	48,051	16,295	19,252
State income taxes, net of benefit	3,349	(929)	(7,344)
Share lending arrangement	8,400	—	(74,680)
Tax credits (research and development/investment tax credit)	642	5,266	9,584
Deferred taxes not benefitted	(19,184)	(25,973)	(21,184)
Other, net	(438)	(420)	(512)
Total	$(23,375)	$(21,028)	$(40,618)

	As of
(In thousands)	January 2, 2011	January 3, 2010
Deferred tax assets:
Net operating loss carryforwards	$983	$983
Research and development credit and California manufacturing credit carryforwards	2,891	1,865
Reserves and accruals	33,951	33,268
Foreign currency derivatives unrealized losses	—	1,145
Stock-based compensation stock deductions	66,850	46,284
Total deferred tax asset	104,675	83,545
Valuation allowance	(49,877)	(42,163)
Total deferred tax asset, net of valuation allowance	54,798	41,382
Deferred tax liabilities:
Foreign currency derivatives unrealized gains	(2,235)	—
Other intangible assets and accruals	(49,693)	(35,971)
Equity interest in Woongjin Energy	(5,600)	(5,600)
Total deferred tax liabilities	(57,528)	(41,571)
Net deferred tax liability	$(2,730)	$(189)

As of January 2, 2011, the Company had California state net operating loss carryforwards of approximately $27.6 million for tax purposes, of which $10.5 million relate to stock deductions that when realized will benefit equity. These California net operating loss carryforwards will expire at various dates from 2011 to 2017. The Company also had research and development credit carryforwards of approximately $4.0 million for federal tax purposes and $4.3 million for state tax purposes. The Company’s ability to utilize a portion of the net operating loss carryforwards is dependent upon the Company being able to generate taxable income in future periods and may be limited due to restrictions imposed on utilization of net operating loss and credit carryforwards under federal and state laws upon a change in ownership, such as the transaction with Cypress.

The Company is subject to tax holidays in the Philippines where it manufactures its solar power products. The tax holidays are scheduled to expire within the next several years beginning in 2011, and the Company has applied for tax extensions. Tax holidays in the Philippines reduce the Company's tax rate to 0% from 30%. Tax savings associated with the Philippines tax holidays were approximately $11.8 million, $11.1 million and $10.2 million in fiscal 2010, 2009 and 2008, respectively, which provided a diluted net income (loss) per share benefit of $0.11, $0.12 and $0.13, respectively.

The Company has a tax ruling in Switzerland where it sells its solar power products. The ruling in Switzerland reduces the Company's tax rate to 11.5% from approximately 24.2%. Tax savings associated with this ruling was approximately $1.6 million, $0.4 million and zero in fiscal 2010, 2009 and 2008, respectively, which provided a diluted net income (loss) per share benefit of $0.02 in fiscal 2010 and zero in both fiscal 2008 and 2009. This current tax ruling expires at the end of 2015.

As of January 2, 2011, the Company’s foreign subsidiaries have accumulated undistributed earnings of approximately $445.5 million that are intended to be indefinitely reinvested outside the United States and, accordingly, no provision for U.S. federal and state tax has been made for the distribution of these earnings. At January 2, 2011, the amount of the unrecognized deferred tax liability on the indefinitely reinvested earnings was $84.6 million.

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

A reconciliation of the beginning and ending amounts of unrecognized tax benefits during fiscal 2010, 2009 and 2008 is as follows:

	Year Ended
(In thousands)	January 2, 2011	January 3, 2010	December 28, 2008
Balance, beginning of year	$13,660	$13,470	$4,698
Additions for tax positions related to the current year	5,319	3,692	8,772
Additions for tax positions from prior years	5,092	—	—
Reductions for tax positions from prior years/statute of limitations expirations	(422)	(3,502)	—
Balance at the end of the period	$23,649	$13,660	$13,470

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

The Company’s valuation allowance is related to deferred tax assets in the United States, and was determined by assessing both positive and negative evidence. When determining whether it is more likely than not that deferred assets are recoverable, with such assessment being required on a jurisdiction by jurisdiction basis, management believes that sufficient uncertainty exists with regard to the realizability of these assets such that a valuation allowance is necessary. Factors considered in providing a valuation allowance include the lack of a significant history of consistent profits, the lack of consistent profitability in the solar industry, and the lack of carryback capacity to realize these assets, and other factors. Based on the absence of sufficient positive objective evidence, management is unable to assert that it is more likely than not that the Company will generate sufficient taxable income to realize these remaining net deferred tax assets. Should the Company achieve a certain level of profitability in the future, it may be in a position to reverse the valuation allowance which would result in a non-cash income statement benefit. Additionally, the change in valuation allowance for fiscal 2010, 2009 and 2008 was $7.7 million, $32.2 million and $3.9 million, respectively.

Classification of Interest and Penalties

The Company accrues interest and penalties on tax contingencies which are classified as “Provision for income taxes” in the Consolidated Statements of Operations. Accrued interest as of January 2, 2011 and January 3, 2010 was approximately $1.2 million and $0.8 million, respectively. Accrued penalties were not material for any of the periods presented.

Tax Years and Examination

The Company files tax returns in each jurisdiction in which it is registered to do business. In the U.S. and many of the state jurisdictions, and in many foreign countries in which the Company files tax returns, a statute of limitations period exists. After a statute of limitations period expires, the respective tax authorities may no longer assess additional income tax for the expired period. Similarly, the Company is no longer eligible to file claims for refund for any tax that it may have overpaid. The following table summarizes the Company’s major tax jurisdictions and the tax years that remain subject to examination by these jurisdictions as of January 2, 2011:

Tax Jurisdictions	Tax Years
United States	2006 and onward
California	2005 and onward
Switzerland	2005 and onward
Philippines	2005 and onward

Additionally, the 2005 U.S. corporate tax return and 2004 and prior California tax returns are not open for assessment. The tax authorities can adjust net operating loss and research and development carryovers that were generated.

In January 2010, Cypress was notified by the IRS that it intends to examine Cypress’s corporate income tax filings for the tax years ended in 2006, 2007 and 2008. SunPower was included as part of Cypress’s federal consolidated group in 2006 and part of 2007. As of January 2, 2011, Cypress has not notified the Company of any adjustments to the tax liabilities that have been proposed by the IRS. However, the IRS has not completed its examination and there can be no assurance that there will be no material adjustments upon completion of their review. Additionally, while years prior to fiscal 2006 for Cypress's U.S. corporate tax return are not open for assessment, the IRS can adjust net operating loss and research and development carryovers that were generated in prior years and carried forward to fiscal 2006 and subsequent years. If the IRS sustains tax assessments against Cypress for years in which SunPower was included in Cypress's consolidated federal tax return, SunPower may be obligated to indemnify Cypress under the terms of the tax sharing agreement.

The Swiss federal authorities are currently examining the Company's 2009 and 2008 federal income tax returns. The Company does not expect the examination to result in a material assessment outside of existing reserves. If a material assessment in excess of current reserves results, the amount that the assessment exceeds current reserves will be a current period change to earnings.

Note 13. PREFERRED STOCK AND COMMON STOCK

Preferred Stock

At January 2, 2011, the Company was authorized to issue approximately 10.0 million shares of $0.001 par value preferred stock. As of January 2, 2011 and January 3, 2010, the Company had no preferred stock issued and outstanding.

The Company has a rights agreement (the “Rights Agreement”) with Computershare Trust Company, N.A., as rights agents (the “Rights Agent”), which was entered into on August 12, 2008. In circumstances defined in the Rights Agreement, the Rights Agreement provides for the issuance of shares of Series A Junior Participating Preferred Stock to holders of the Company’s class A common stock, and the issuance of shares of Series B Junior Participating Preferred Stock to holders of its class B common stock.

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

After the close of trading on the NYSE on September 29, 2008, Cypress distributed to its shareholders all of its shares of the Company’s class B common stock, in the form of a pro rata dividend to the holders of record as of September 17, 2008 of Cypress common stock. As a result, the Company’s class B common stock trades publicly and is listed on the Nasdaq Global Select Market, along with the Company’s class A common stock, and the Company discontinued being a subsidiary of Cypress.

Common stock consisted of the following:

(In thousands, except share data)	January 2, 2011	January 3, 2010
Class A common stock, $0.001 par value; 217,500,000 shares authorized; 56,664,413* and 55,394,612* shares issued; 56,073,083* and 55,039,193* shares outstanding, at January 2, 2011 and January 3, 2010, respectively	$56	$55
Class B common stock, $0.001 par value; 150,000,000 shares authorized; 42,033,287 shares issued and outstanding, at January 2, 2011 and January 3, 2010	42	42
	$98	$97

* Includes approximately 0.1 million shares and 0.3 million shares of unvested restricted stock awards as of January 2, 2011 and January 3, 2010, respectively, and a total of 4.7 million shares of class A common stock lent to LBIE and CSI.

Shares Reserved for Future Issuance

The Company had shares of class A common stock reserved for future issuance as follows:

(In thousands)	January 2, 2011	January 3, 2010
Stock option plans	504	2,351

As of January 2, 2011, the voting and dividend rights of the common stock were as follows:

Voting Rights—Common Stock

The class A common stock is entitled to one vote per share while the class B common stock is entitled to eight votes per share on all matters to be voted on by the Company’s stockholders. In addition, the voting power of a holder of more than 15% of the Company’s outstanding shares of class B common stock with respect to the election or removal of directors is restricted to 15% of the outstanding shares of class B common stock, unless such holder of class B common stock has an equivalent percentage of the Company’s outstanding class A common stock.

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

Dividends—Common Stock

The holders of class A and class B common stock are entitled to receive equal per share dividends when and if declared by the Board of Directors, and subject to the preferences applicable to any preferred stock outstanding. In the case of a dividend or distribution payable in the form of common stock, each holder of class A and class B is only entitled to receive the class of stock that they hold. The Company's credit facilities place restrictions on the Company and its subsidiaries’ ability to pay cash dividends. Additionally, the 1.25% debentures and 0.75% debentures allow the holders to convert their bonds into the Company's class A common stock if the Company declares a dividend that on a per share basis exceeds 10% of its class A common stock’s market price.

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

The following is a summary of other outstanding anti-dilutive potential common stock:

	Year Ended
(In thousands)	January 2, 2011	January 3, 2010	December 28, 2008
Stock options	309	394	279
Restricted stock units	2,803	1,116	330
4.75% debentures	N/A	8,712	—
1.25% debentures	*	*	783
0.75% debentures	*	*	15

* The Company's average stock price during fiscal 2010 and 2009 did not exceed the conversion price for the 1.25% debentures and were thus non-dilutive in both years.

The following table presents the calculation of basic and diluted net income (loss) per share:

(In thousands, except per share amounts)	January 2, 2011	January 3, 2010	December 28, 2008
Basic net income (loss) per share:
Income (loss) from continuing operations	$166,883	$32,521	$(124,445)
Less: undistributed earnings allocated to unvested restricted stock awards (1)	(258)	(117)	—
Income (loss) from continuing operations available to common stockholders	$166,625	$32,404	$(124,445)
Basic weighted-average common shares	95,660	91,050	80,522
Basic income (loss) per share from continuing operation	$1.74	$0.36	$(1.55)
Basic income per share from discontinued operations	0.13	—	—
Basic net income (loss) per share	$1.87	$0.36	$(1.55)
Diluted net income (loss) per share:
Income (loss) from continuing operations	$166,883	$32,521	$(124,445)
Add: interest expense incurred on 4.75% debentures, net of tax	6,664	—	—
Less: undistributed earnings allocated to unvested restricted stock awards (1)	(242)	(115)	—
Income (loss) from continuing operations available to common stockholders	$173,305	$32,406	$(124,445)
Basic weighted-average common shares	95,660	91,050	80,522
Effect of dilutive securities:
Stock options	990	1,531	—
Restricted stock units	336	165	—
4.75% debentures	8,712	—	—
Diluted weighted-average common shares	105,698	92,746	80,522
Diluted income (loss) per share from continuing operation	$1.64	$0.35	$(1.55)
Diluted income per share from discontinued operations	0.11	—	—
Diluted net income (loss) per share	$1.75	$0.35	$(1.55)

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

Holders of the Company's 4.75% debentures may convert the debentures into shares of the Company's class A common stock, at the applicable conversion rate, at any time on or prior to maturity (see Note 10). The 4.75% debentures are included in the calculation of diluted net income per share if their inclusion is dilutive under the if-converted method. In fiscal 2010 and 2009, there were 8.7 million and zero, respectively, dilutive potential common shares under the 4.75% debentures.

If the holders of the Company's 4.75% debentures convert the debentures into shares of the Company's class A common stock then, assuming full performance by affiliates of certain of the 4.75% debenture underwriters, the Company will exercise its Purchased Options under the CSO2014 to purchase the shares at an exercise price of $26.40. The Company also entered into certain warrant transactions whereby the Company agreed to sell to affiliates of certain of the 4.75% debenture underwriters warrants to acquire up to 8.7 million shares of the Company's class A common stock at an exercise price of $38.50 through 2014. In the event the holders of the Company's 4.75% debentures convert the debentures into shares of the Company's class A common stock, and the Company exercises its Purchased Options, the 4.75% debentures will no longer be included in the calculation of diluted net income per share and the outstanding warrant transactions will have a dilutive impact on net income per share using the treasury-stock-type method if the Company's average stock price for the period exceeds the conversion price for the warrant transactions.

Holders of the Company's 1.25% debentures and 0.75% debentures may, under certain circumstances at their option, convert the debentures into cash and, if applicable, shares of the Company's class A common stock at the applicable conversion rate, at any time on or prior to maturity (see Note 10). The 1.25% debentures and 0.75% debentures are included in the calculation of diluted net income per share if their inclusion is dilutive under the treasury-stock-type method. The Company's average stock price during fiscal 2010 and 2009 did not exceed the conversion price for the 1.25% debentures and 0.75% debentures. In fiscal 2008, anti-dilutive potential common shares included approximately 0.8 million shares for the impact of the 1.25% debentures, and approximately 15,000 shares for the impact of the 0.75% debentures, as the Company had experienced a substantial increase in its common stock price during the first three quarters of fiscal 2008 as compared to the market price conversion trigger pursuant to the terms of the 1.25% and 0.75% debentures (see Note 10). Under the treasury-stock-type method, the Company's 1.25% debentures and 0.75% debentures will generally have a dilutive impact on net income per share if the Company's average stock price for the period exceeds the conversion price for the debentures.

On December 23, 2010, the Company amended and restated the original Warrants under the CSO2015 so that the holders would, upon exercise of the Warrants, no longer receive cash but instead would acquire up to 11.1 million shares of the Company's class A common stock (see Note 10). If the market price per share of the Company's class A common stock exceeds the strike price of $27.03 per share, the Warrants will have a dilutive effect on its diluted net income per share using the treasury-stock-type method.

Note 15. STOCK-BASED COMPENSATION AND OTHER EMPLOYEE BENEFIT PLANS

The following table summarizes the consolidated stock-based compensation expense by line item in the Consolidated Statements of Operations:

(In thousands)	January 2, 2011	January 3, 2010	December 28, 2008
Cost of UPP revenue	$7,608	$5,808	$8,690
Cost of R&C revenue	8,121	8,190	10,199
Research and development	7,555	6,296	3,988
Sales, general and administrative	31,088	26,700	47,343
	$54,372	$46,994	$70,220

Consolidated net cash proceeds from the issuance of shares in connection with exercises of stock options under the Company’s employee stock plans were $0.9 million, $1.5 million and $5.1 million for fiscal 2010, 2009 and 2008, respectively. The Company recognized an income tax benefit from stock option exercises of $0.2 million, $20.1 million and $40.7 million for fiscal 2010, 2009 and 2008, respectively. As required, the Company presents excess tax benefits from stock-based award activity, if any, as financing cash flows rather than operating cash flows.

The following table summarizes the consolidated stock-based compensation expense, by type of awards:

(In thousands)	January 2, 2011	January 3, 2010	December 28, 2008
Employee stock options	$1,960	$4,376	$4,256
Restricted stock awards and units	52,481	42,148	38,032
Shares and options released from re-vesting restrictions	—	168	28,888
Change in stock-based compensation capitalized in inventory	(69)	302	(956)
Total	$54,372	$46,994	$70,220

In connection with its acquisition of PowerLight Corporation (now referred to as SunPower Corporation, Systems, or "SP Systems") on January 10, 2007, the Company issued 1.1 million shares of its class A common stock and 0.5 million stock options to employees of SP Systems. The class A common stock and stock options were valued at $60.4 million and were subject to certain transfer restrictions and a repurchase option held by the Company. The Company recognized the expense as the re-vesting restrictions of these shares lapsed over the two-year period beginning on the date of acquisition. The value of shares released from such re-vesting restrictions is included in stock-based compensation expense in the table above.

The following table summarizes the unrecognized stock-based compensation cost by type of awards:

(In thousands, except years)	January 2, 2011	Weighted-Average Amortization Period (in years)
Stock options	$2,647	1.42
Restricted stock awards and units	273,002	4.14
	$275,649	4.12

For stock options issued prior to fiscal 2006 and for certain performance based awards, the Company recognizes its stock-based compensation cost using the graded amortization method. For all other awards, stock-based compensation cost is recognized on a straight-line basis. Additionally, the Company always issues new shares, not treasury shares, upon exercises of options by employees.

Valuation Assumptions

The determination of fair value of each stock option award on the date of grant using the Black-Scholes valuation model is affected by the stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviors. The table below shows the weighted average assumptions used for fiscal 2008. There were no stock options granted in fiscal 2010 and 2009.

Year Ended
December 28, 2008
Expected term	6.5 years
Risk-free interest rate	2.69 - 3.46%
Volatility	60%
Dividend yield	—%

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

Equity Incentive Programs

Stock Incentive Plans:

The Company has three stock incentive plans: the 1996 Stock Plan (“1996 Plan”), the Second Amended and Restated 2005 SunPower Corporation Stock Incentive Plan (“2005 Plan”) and the PowerLight Corporation Common Stock Option and Common Stock Purchase Plan (“PowerLight Plan”). The PowerLight Plan was assumed by the Company by way of the acquisition of PowerLight on January 10, 2007. Under the terms of all three plans, the Company may issue incentive or non-statutory stock options or stock purchase rights to directors, employees and consultants to purchase common stock. The 2005 Plan was adopted by the Company’s Board of Directors in August 2005, and was approved by shareholders in November 2005. The 2005 Plan replaced the 1996 Plan and allows not only for the grant of options, but also for the grant of stock appreciation rights, restricted stock grants, restricted stock units and other equity rights. The 2005 Plan also allows for tax withholding obligations related to stock option exercises or restricted stock awards to be satisfied through the retention of shares otherwise released upon vesting. The PowerLight Plan was adopted by PowerLight’s Board of Directors in October 2000.

In May 2008, the Company’s stockholders approved an increase of 1.7 million shares and, beginning in fiscal 2009 through 2015, an automatic annual increase in the number of shares available for grant under the 2005 Plan. The automatic annual increase is equal to the lower of three percent of the outstanding shares of all classes of the Company’s common stock measured on the last day of the immediately preceding fiscal quarter, 6.0 million shares, or such other number of shares as determined by the Company’s Board of Directors. As of January 2, 2011, approximately 0.5 million shares were available for grant under the 2005 Plan. As of January 3, 2011, approximately 3.4 million shares were available for grant under the 2005 Plan after including the automatic annual increase of approximately 2.9 million shares available for grant during fiscal 2011. No new awards are being granted under the 1996 Plan or the PowerLight Plan.

Incentive stock options may be granted at no less than the fair value of the common stock on the date of grant. Non-statutory stock options and stock purchase rights may be granted at no less than 85% of the fair value of the common stock at the date of grant. The options and rights become exercisable when and as determined by the Company’s Board of Directors, although these terms generally do not exceed ten years for stock options. Under the 1996 and 2005 Plans, the options typically vest over five years with a one-year cliff and monthly vesting thereafter. Under the PowerLight Plan, the options typically vest over five years with yearly cliff vesting. Under the 2005 Plan, the restricted stock grants and restricted stock units typically vest in three equal installments annually over three years.

The majority of shares issued are net of the minimum statutory withholding requirements that the Company pays on behalf of its employees. During fiscal 2010, 2009 and 2008, the Company withheld 235,911 shares, 149,341 shares and 93,316 shares, respectively, to satisfy $3.7 million, $4.3 million and $6.7 million, respectively, of employees’ tax obligations. The Company paid this amount in cash to the appropriate taxing authorities. Shares withheld are treated as common stock repurchases for accounting and disclosure purposes and reduce the number of shares outstanding upon vesting.

The following table summarizes the Company’s stock option activities:

	Outstanding Stock Options
	Shares (in thousands)	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 30, 2007	3,701	$5.44
Granted	170	48.10
Exercised	(1,129)	3.60
Forfeited	(197)	7.28
Outstanding as of December 28, 2008	2,545	8.96
Exercised	(587)	2.60
Forfeited	(59)	18.65
Outstanding as of January 3, 2010	1,899	10.62
Exercised	(303)	2.86
Forfeited	(101)	17.76
Outstanding as of January 2, 2011	1,495	$11.71	4.54	$10,660
Exercisable as of January 2, 2011	1,384	$9.05	4.33	$10,659
Expected to vest after January 2, 2011	103	$44.85	7.25	$1

The Company’s weighted-average grant date fair value of options granted in fiscal 2008 was $29.00. The intrinsic value of options exercised in fiscal 2010, 2009 and 2008 were $3.0 million, $15.1 million and $83.7 million, respectively.

The aggregate intrinsic value in the preceding table represents the total pre-tax intrinsic value, based on the Company’s closing stock price of $12.83 at December 31, 2010, which would have been received by the option holders had all option holders exercised their options as of that date.

As of January 2, 2011, stock options vested and expected to vest totaled approximately 1.5 million shares, with a weighted-average remaining contractual life of 4.54 years and a weighted-average exercise price of $11.71 per share and an aggregate intrinsic value of approximately $10.7 million. The total number of in-the-money options exercisable was 1.2 million shares as of January 2, 2011.

The following table summarizes the Company’s non-vested stock options and restricted stock activities thereafter:

	Stock Options		Restricted Stock Awards and Units
	Shares (in thousands)	Weighted- Average Exercise Price Per Share	Shares (in thousands)	Weighted- Average Grant Date Fair Value Per Share
Outstanding as of December 30, 2007	2,454	$6.29	1,174	$68.74
Granted	170	48.10	911	70.02
Vested (1)	(1,314)	4.32	(357)	84.73
Forfeited	(197)	7.28	(124)	73.18
Outstanding as of December 28, 2008	1,113	14.82	1,604	69.71
Granted	—	—	2,013	28.34
Vested (1)	(711)	7.89	(547)	66.06
Forfeited	(59)	18.65	(334)	65.95
Outstanding as of January 3, 2010	343	28.52	2,736	40.33
Granted	—	—	5,251	13.43
Vested (1)	(131)	23.05	(734)	33.53
Forfeited	(101)	17.76	(1,141)	38.60
Outstanding as of January 2, 2011	111	$44.85	6,112	$18.36

(1)	Restricted stock awards and units vested include shares withheld on behalf of employees to satisfy the minimum statutory tax withholding requirements.

Other Employee Benefit Plans:

The Company has a statutory pension plan covering its employees in the Philippines. The Company accrues for the unfunded portion of the obligation of which the outstanding liability of this pension plan was $1.1 million and $0.7 million as of January 2, 2011 and January 3, 2010, respectively.

The Company maintains a 401(k) Savings Plan covering eligible domestic employees. During fiscal 2010, 2009 and 2008, the Company contributed $0.6 million, $0.5 million and $0.2 million, respectively, to the plan.

Note 16. SEGMENT AND GEOGRAPHICAL INFORMATION

 In the second quarter of fiscal 2010, the Company changed its segment reporting from the Components Segment and Systems Segment to the UPP Segment and R&C Segment. The CODM assesses the performance of the UPP Segment and R&C Segment using information about their revenue and gross margin after adding back certain non-cash expenses such as amortization of other intangible assets, stock-based compensation expense, interest expense and impairment of long-lived assets. In addition, the CODM assesses the performance of the UPP Segment and R&C Segment after adding back the results of discontinued operations to revenue and gross margin. The following tables present revenue by segment, cost of revenue by segment and gross margin by segment, revenue by geography and revenue by significant customer. Revenue is based on the destination of the shipments. Historical results have been recast under the new segmentation.

	Year Ended
(As a percentage of total revenue)	January 2, 2011	January 3, 2010	December 28, 2008
Revenue by geography:
United States	29%	43%	36%
Europe:
Germany	11	21	10
Italy	40	22	5
Spain	5	3	35
Other	9	7	7
Rest of world	6	4	7
	100%	100%	100%
Revenue by segment (in thousands):
UPP (as reviewed by CODM)	$1,197,135	$653,531	$742,432
Revenue earned by discontinued operations	(11,081)	—	—
UPP	$1,186,054	$653,531	$742,432
R&C	$1,033,176	$870,752	$695,162
Cost of revenue by segment (in thousands):
UPP (as reviewed by CODM)	$892,544	$517,079	$520,424
Amortization of intangible assets	2,762	2,732	2,728
Stock-based compensation expense	7,608	5,808	8,690
Non-cash interest expense	5,412	1,231	329
Impairment of long-lived assets	—	—	2,203
UPP	$908,326	$526,850	$534,374
R&C (as reviewed by CODM)	$783,751	$695,550	$533,667
Amortization of intangible assets	7,644	8,465	9,268
Stock-based compensation expense	8,121	8,190	10,199
Non-cash interest expense	1,495	1,508	465
R&C	$801,011	$713,713	$553,599
Gross margin percentage by segment:
UPP (as reviewed by CODM)	25%	21%	30%
UPP	23%	19%	28%
R&C (as reviewed by CODM)	24%	20%	23%
R&C	22%	18%	20%
Depreciation by segment (in thousands):
Cost of UPP revenue	$45,306	$34,597	$21,572
Cost of R&C revenue	47,431	44,221	27,199
	$92,737	$78,818	$48,771

		Year Ended
(As a percentage of total revenue)		January 2, 2011	January 3, 2010	December 28, 2008
Significant Customers:	Business Segment
Customer A	UPP	12%	*	*
Customer B	UPP	*	12%	*
Customer C	UPP	*	*	18%
Customer D	UPP	*	*	11%

* denotes less than 10% during the period

SELECTED UNAUDITED QUARTERLY FINANCIAL DATA

Consolidated Statements of Operations

(In thousands, except per share data)	Three Months Ended
	January 2, 2011	October 3, 2010 (1)	July 4, 2010	April 4, 2010
Fiscal 2010:
Revenue	$937,073	$550,645	$384,238	$347,274
Gross margin	237,714	112,585	87,851	71,743
Net income (loss)	152,251	20,116	(6,216)	12,573
Net income (loss) per share of class A and class B common stock:
Basic	$1.58	$0.21	$(0.07)	$0.13
Diluted	$1.44	$0.21	$(0.07)	$0.13

(In thousands, except per share data)	Three Months Ended (2)
	January 3, 2010	September 27, 2009	June 28, 2009	March 29, 2009
Fiscal 2009:
Revenue	$547,938	$465,361	$299,341	$211,643
Gross margin	110,977	99,830	40,678	32,235
Net income (loss)	8,543	19,506	14,324	(9,852)
Net income (loss) per share of class A and class B common stock:
Basic	$0.09	$0.21	$0.16	$(0.12)
Diluted	$0.09	$0.20	$0.15	$(0.12)

(1)
During the three months ended October 3, 2010, the Company identified certain immaterial out-of-period adjustments that had the net effect of incremental pre-tax expense of $3.2 million. The adjustments for the three months ended October 3, 2010 primarily represented adjustments which originated in the first, second and fourth quarters of fiscal 2010 and related to inventory, derivative instruments, accounts payable and deferred compensation. The effect of these adjustments, which resulted principally from the Company's continued efforts to remediate internal controls in its Philippines operations, is not material to current and prior period results of operations.

(2)
As adjusted to reflect the adoption of new accounting guidance for share lending arrangements that were executed in connection with the Company's convertible debt offerings in fiscal 2007. Previously filed Quarterly Reports on Form 10-Q as of April 4, 2010, July 4, 2010 and October 3, 2010 reflected the retrospective application of such new accounting guidance. For additional details see Note 1 of Notes to the Consolidated Financial Statements.

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

ITEM 9A: CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act, that are designed to provide reasonable assurance that information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, our management is required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure control and procedure also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Based on their evaluation as of the end of the period covered by this Annual Report on Form 10-K, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of January 2, 2011 at a reasonable assurance level.

Remedial Efforts to Address Prior Material Weaknesses

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

•
We did not maintain a sufficient complement of personnel with an appropriate level of accounting knowledge, experience and training in the Philippines operations to ensure that our controls, and specifically our controls over inventory variance capitalization, were effective.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis.

On November 16, 2009, we announced that our Audit Committee commenced an independent investigation into certain accounting and financial reporting matters at our Philippines operations (“SPML”). The Audit Committee retained independent counsel, forensic accountants and other experts to assist it in conducting the investigation.

As a result of the investigation, the Audit Committee concluded that certain unsubstantiated accounting entries were made at the direction of the Philippines-based finance personnel in order to report results for manufacturing operations that would be consistent with internal expense projections. The entries generally resulted in an understatement of our cost of goods sold (referred to as “cost of revenue” in our Statements of Operations).

The Audit Committee concluded that the efforts were not directed at achieving our overall financial results or financial analysts' projections of our financial results. The Audit Committee also determined that these accounting issues were confined to the accounting function in the Philippines. Finally, the Audit Committee concluded that executive management neither directed nor encouraged, nor was aware of, these activities and was not provided with accurate information concerning the unsubstantiated entries. In addition to the unsubstantiated entries, during the Audit Committee investigation various accounting errors were discovered by the investigation and by management. As a result, we restated our consolidated financial statements as of and for the year ended December 28, 2008 and consolidated financial data for each of the quarterly periods for the year then ended as well as for the first three quarterly periods in the year ended January 3, 2010.

To address the two material weaknesses described above, subsequent to January 3, 2010, the following remedial actions were previously disclosed under Item 4, “Controls and Procedures” in our Quarterly Report on Form 10-Q for the fiscal quarters ended April 4, 2010, July 4, 2010 and October 3, 2010, and were each completed during the year ended January 2, 2011:

Reinforcement of the Company's Code of Business Conduct and Ethics

•	We re-emphasized management's expectations to all accounting and finance employees in our Philippines operations regarding adherence to our policies and ethical business standards;

•	We developed and implemented additional training programs to increase awareness of our code of business conduct and ethics and “whistle-blower” policies;

•	We mandated related training as part of the new employee orientation process for the Philippines accounting and finance staff;

•	We mandated testing of our ethics training for all accounting and finance employees in our Philippines operations; and

•	We continued to reinforce corporate policies as part of the all-hands meetings and month-end close meetings held with employees of our Philippines operations.

Resources, Employee Actions and Reporting Relationships

•	We appointed a new vice president and controller - Asia region;

•	We added resources to our corporate finance team to support enhancements for enterprise resource planning systems;

•	We terminated employees in the Philippines due to their involvement in unethical activities or insufficient qualifications to perform assigned activities;

•	We reorganized reporting structures so that accounting employees in the Philippines report directly on a centralized basis to the chief financial officer's organization;

•	We added corporate management presence in the Philippines;

•	We hired additional qualified employees in our Philippines finance organization for key leadership positions; and

•	We segregated duties between the financial planning and accounting functions and added additional layers of accounting review.

Process Improvements in Philippines

•	We standardized and documented our process for capitalizing manufacturing variances;

•	We added specific reviews for required manual journal entries;

•	We established a formal process for certifications and sub-certifications of financial reports;

•	We trained responsible employees on the proper method to capitalize manufacturing variances;

•	We standardized and documented key accounting policies and job descriptions for all accounting employees; and

•
We improved our monthly and quarterly closing processes by enabling functions within our enterprise resource planning system, standardizing reports generated from the system and providing implementation training.

Our management is committed to maintaining a strong control environment, high ethical standards, and financial reporting integrity throughout the Company, including our Philippines operations. During the second half of fiscal 2010, management tested the design and operating effectiveness of the newly implemented controls and concluded that the material weaknesses described above have been remediated as of January 2, 2011. Although management believes that these efforts have improved our internal control over financial reporting and remediated the material weaknesses, any system of controls, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the system of controls are or will be met, and no evaluation of controls can provide absolute assurance that all control issues within a company have been detected or will be detected under all potential future conditions.

Management's Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f). Management conducted an evaluation of the effectiveness of our internal control over financial reporting using the criteria described in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this evaluation, management concluded that our internal control over financial reporting was effective as of January 2, 2011 based on the criteria described in Internal Control-Integrated Framework issued by COSO. Management reviewed the results of its assessment with our Audit Committee.

The effectiveness of the Company's internal control over financial reporting as of January 2, 2011 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included in Item 8 of this Annual Report on Form 10-K.

The Company's evaluation of the effectiveness of its internal control over financial reporting as of January 2, 2011 excluded the internal controls of SunRay Malta Holdings Limited (“SunRay”) because SunRay was acquired by the Company in a business combination during fiscal 2010. SunRay is a subsidiary whose total assets and total revenues represent 8% and 21%, respectively, of the related consolidated financial statement amounts as of and for the year ended January 2, 2011. In accordance with guidance issued by the SEC, companies may exclude acquisitions from their assessment of internal control over financial reporting during the first year subsequent to the acquisition while integrating the acquired operations.

Changes in Internal Control over Financial Reporting

We regularly review our system of internal control over financial reporting and make changes to our processes and systems to improve controls and increase efficiency, while ensuring that we maintain an effective internal control environment. Changes may include such activities as implementing new, more efficient systems, consolidating activities, and migrating processes.

There were no changes in our internal control over financial reporting that occurred during our latest fiscal quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 10: DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information appearing under this Item is incorporated herein by reference to the similarly named section in our proxy statement for the 2011 annual meeting of stockholders.

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

ITEM 11: EXECUTIVE COMPENSATION

Information appearing under this Item is incorporated herein by reference to the similarly named section in our proxy statement for the 2011 annual meeting of stockholders.

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information appearing under this Item is incorporated herein by reference to the similarly named section in our proxy statement for the 2011 annual meeting of stockholders.

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information appearing under this Item is incorporated herein by reference to the similarly named section in our proxy statement for the 2011 annual meeting of stockholders.

ITEM 14: PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information appearing under this Item is incorporated herein by reference to the similarly named section in our proxy statement for the 2011 annual meeting of stockholders.

PART IV

ITEM 15: EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as a part of this Annual Report on Form 10-K:

1. Financial Statements:

2. Financial Statement Schedule:

SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS

(In thousands)	Balance at Beginning of Period	Charges (Releases) to Expenses/ Revenues	Deductions	Balance at End of Period
Allowance for doubtful accounts:
Year ended January 2, 2011	$2,298	$11,405	$(7,736)	$5,967
Year ended January 3, 2010	1,863	1,444	(1,009)	2,298
Year ended December 28, 2008	1,373	2,182	(1,692)	1,863
Allowance for sales returns:
Year ended January 2, 2011	$1,908	$2,160	$(1,681)	$2,387
Year ended January 3, 2010	231	1,677	—	1,908
Year ended December 28, 2008	368	63	(200)	231
Valuation allowance for deferred tax asset:
Year ended January 2, 2011	$42,163	$7,715	$—	$49,878
Year ended January 3, 2010	9,985	32,178	—	42,163
Year ended December 28, 2008	13,924	—	(3,939)	9,985

Note: All other financial statement schedules are omitted as the required information is inapplicable or the information is presented in the Consolidated Financial Statements or Notes to Consolidated Financial Statements under Item 8 of this Annual Report on Form 10-K.

3. Exhibits:

EXHIBIT INDEX
Exhibit Number	Description
2.1
Share Purchase Agreement, dated February 11, 2010, by and among SunPower Corporation, SunRay Malta Holdings Limited and the shareholders of SunRay Malta Holdings Limited named therein (incorporated by reference to Exhibit 2.1 to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on February 16, 2010).

3.1
Form of Restated Certificate of Incorporation of SunPower Corporation (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 12, 2008).

3.2
By-Laws of SunPower Corporation as Amended and Restated on November 7, 2008 (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 7, 2008).

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

4.3
Indenture, dated February 7, 2007, by and between SunPower Corporation and Wells Fargo Bank, National Association, as Trustee (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 8, 2007).

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

4.7
Fourth Supplemental Indenture, dated April 1, 2010, by and between SunPower Corporation and Wells Fargo, National Association as Trustee (incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on April 6, 2010).

4.8
Rights Agreement, dated August 12, 2008, by and between SunPower Corporation and Computershare Trust Company, N.A., as Rights Agent, including the form of Certificate of Designation of Series A Junior Participating Preferred Stock, the form of Certificate of Designation of Series B Junior Participating Preferred Stock and the forms of Right Certificates, Assignment and Election to Purchase and the Summary of Rights attached thereto as Exhibits A, B, C and D, respectively (incorporated by reference to Exhibit 4.1 to the Registrant's current report on Form 8-K filed with the Securities and Exchange Commission on August 12, 2008).

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

10.4
Convertible Debenture Hedge Transaction Confirmation, dated March 25, 2010, by and between SunPower Corporation and Bank of America, N.A. (incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on March 29, 2010).

10.5
Convertible Debenture Hedge Transaction Confirmation, dated March 25, 2010, by and between SunPower Corporation and Barclays Bank PLC (incorporated by reference to Exhibit 10.3 to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on March 29, 2010).

10.6
Convertible Debenture Hedge Transaction Confirmation, dated March 25, 2010, by and between SunPower Corporation and Credit Suisse International (incorporated by reference to Exhibit 10.4 to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on March 29, 2010).

10.7
Convertible Debenture Hedge Transaction Confirmation, dated March 25, 2010, by and between SunPower Corporation and Deutsche Bank AG, London Branch (incorporated by reference to Exhibit 10.5 to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on March 29, 2010).

10.8
Convertible Debenture Hedge Transaction Confirmation, dated April 5, 2010, by and between SunPower Corporation and Bank of America, N.A. (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on April 9, 2010).

10.9
Convertible Debenture Hedge Transaction Confirmation, dated April 5, 2010, by and between SunPower Corporation and Barclays Bank PLC (incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on April 9, 2010).

10.10
Convertible Debenture Hedge Transaction Confirmation, dated April 5, 2010, by and between SunPower Corporation and Credit Suisse International (incorporated by reference to Exhibit 10.3 to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on April 9, 2010).

10.11
Convertible Debenture Hedge Transaction Confirmation, dated April 5, 2010, by and between SunPower Corporation and Deutsche Bank AG, London Branch (incorporated by reference to Exhibit 10.4 to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on April 9, 2010).

10.12
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

10.15
Warrant Transaction Confirmation, dated December 22, 2010, by and between SunPower Corporation and Bank of America, N.A. (incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on December 23, 2010).

10.16
Warrant Transaction Confirmation, dated December 22, 2010, by and between SunPower Corporation and Barclays Bank PLC (incorporated by reference to Exhibit 10.3 to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on December 23, 2010).

10.17
Warrant Transaction Confirmation, dated December 22, 2010, by and between SunPower Corporation and Credit Suisse International (incorporated by reference to Exhibit 10.4 to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on December 23, 2010).

10.18
Warrant Transaction Confirmation, dated December 22, 2010, by and between SunPower Corporation and Deutsche Bank AG, London Branch (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on December 23, 2010).

10.19
Warrant Transaction Confirmation, dated December 22, 2010, by and between SunPower Corporation and Bank of America, N.A. (incorporated by reference to Exhibit 10.6 to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on December 23, 2010).

10.20
Warrant Transaction Confirmation, dated December 22, 2010, by and between SunPower Corporation and Barclays Bank PLC (incorporated by reference to Exhibit 10.7 to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on December 23, 2010).

10.21
Warrant Transaction Confirmation, dated December 22, 2010, by and between SunPower Corporation and Credit Suisse International (incorporated by reference to Exhibit 10.8 to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on December 23, 2010).

10.22
Warrant Transaction Confirmation, dated December 22, 2010, by and between SunPower Corporation and Deutsche Bank AG, London Branch (incorporated by reference to Exhibit 10.5 to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on December 23, 2010).

10.23
Share Lending Agreement, dated July 25, 2007, by and among SunPower Corporation and Credit Suisse International, through Credit Suisse Securities (USA) LLC (incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 26, 2007).

10.24
Amended and Restated Share Lending Agreement, dated July 25, 2007, by and among SunPower Corporation and Lehman Brothers International (Europe) Limited, through Lehman Brothers Inc. (incorporated by reference to Exhibit 10.2 of Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 26, 2007).

10.25	^
SunPower Corporation 1996 Stock Plan and form of agreements there under (incorporated by reference to Exhibit 10.3 to the Registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on August 25, 2005).

10.26	^
SunPower Corporation 2005 Stock Unit Plan (incorporated by reference to Exhibit 10.28 to the Registrant’s Registration Statement on Form S-1/A filed with the Securities and Exchange Commission on October 31, 2005).

10.27	^
Second Amended and Restated SunPower Corporation 2005 Stock Incentive Plan and forms of agreements there under (incorporated by reference to Exhibit 4.3 to the Registrant’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on May 9, 2008).

10.28	^
Amendment to Second Amended and Restated SunPower Corporation 2005 Stock Incentive Plan dated March 12, 2009 (incorporated by reference to Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 8, 2009).

10.29	^
PowerLight Corporation Common Stock Option and Common Stock Purchase Plan (incorporated by reference to Exhibit 4.3 to the Registrant’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on January 25, 2007).

'10.30	^
Form of PowerLight Corporation Incentive/Non-Qualified Stock Option, Market Standoff and Stock Restriction Agreement (Employees) (incorporated by reference to Exhibit 4.4 to the Registrant’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on January 25, 2007).

10.31	^	Outside Director Compensation Policy (incorporated by reference to Exhibit 10.11 to the Registrant's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 14, 2010).
10.32	^
Form of Employment Agreement for Executive Officers (incorporated by reference to Exhibit 10.16 to the Registrant's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 19, 2010).

10.33	^
SunPower Corporation Management Career Transition Plan (incorporated by reference to Exhibit 10.17 to the Registrant's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 19, 2010).

10.34	^*	SunPower Corporation Executive Quarterly Key Initiative Bonus Plan.
10.35	^	SunPower Corporation Annual Executive Bonus Plan.
10.36
Form of Indemnification Agreement for Directors and Officers (incorporated by reference to Exhibit 10.8 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 7, 2008).

10.37	†
Letter of Credit Facility Agreement, dated April 12, 2010, by and among SunPower Corporation, the Subsidiary Guarantors, the Subsidiary Applicants parties thereto from time to time, the Banks thereto from time to time, Bank of America, N.A., as Syndication Agent and Deutsche Bank AG New York Branch, as Issuing Bank and Administrative Agent, and Deutsche Bank Securities Inc., as Sole Bookrunner and Arranger (incorporated by reference to Exhibit 10.10 to the Registrant's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 13, 2010).

10.38
Security Agreement, dated April 12, 2010, by and among SunPower Corporation, SunPower North America LLC, SunPower Corporation, Systems, and Deutsche Bank AG New York Branch, as Administrative Agent (incorporated by reference to Exhibit 10.11 to the Registrant's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 13, 2010).

10.39	*	New Bank Joinder Agreement, dated December 22, 2010, by and among Deutsche Bank AG New York Branch, as Administrative Agent, and Goldman Sachs Bank USA.
10.40	†
Mortgage Loan Agreement, dated May 6, 2010, by and among SunPower Philippines Manufacturing Ltd., SPML Land, Inc. and International Finance Corporation (incorporated by reference to Exhibit 10.13 to the Registrant's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 13, 2010).

10.41
Guarantee Agreement, dated May 6, 2010, by and between SunPower Corporation and International Finance Corporation (incorporated by reference to Exhibit 10.14 to the Registrant's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 13, 2010).

10.42	*	Amendment No. 1 to Loan Agreement, dated November 2, 2010, by and between SunPower Philippines Manufacturing Ltd. and International Finance Corporation.
10.43	*†
Credit Agreement, dated October 29, 2010, by and among SunPower Corporation, the Guarantors party thereto, Union Bank, N.A. as Administrative Agent, Sole Lead Arranger and a Lender, and the other Lenders party thereto.

10.44	*	Pledge Agreement, dated October 29, 2010, by and between SunPower Corporation and Union Bank, N.A., as Administrative Agent for the Lenders.
10.45	*	Share Kun-Pledge Agreement, dated October 29, 2010, by and among SunPower Corporation, the Financial Institutions named therein as Pledgees, and Union Bank, N.A., as Administrative Agent.
10.46	*†	Euro 75,000,000 Revolving Credit Agreement, dated November 23, 2010, by and among SunPower Corporation, SunPower Corporation Malta Holdings Limited and Société Générale, Milan Branch.

10.47	*	Guaranty, dated November 23, 2010, by and between SunPower Corporation and Société Générale, Milan Branch.
10.48	*	Project Loan Facility Agreement, dated November 26, 2010, by and among Andromeda PV S.r.l., BNP Paribas, Milan Branch, Société Générale, Milan Branch and Deutsche Bank AG, London Branch.
10.49	*†	Common Terms Agreement, dated November 26, 2010, by and among Andromeda PV S.r.l., BNP Paribas, Milan Branch, Société Générale, Milan Branch and Deutsche Bank AG, London Branch.
10.50	*
Loan Agreement, dated December 1, 2010, by and among California Enterprise Development Authority and SunPower Corporation, relating to $30,000,000 California Enterprise Development Authority Tax Exempt Recovery Zone Facility Revenue Bonds (SunPower Corporation - Headquarters Project) Series 2010.

10.51	†
Joint Venture Agreement, dated May 27, 2010, by and among SunPower Technology, Ltd., AU Optronics Singapore Pte. Ltd., AU Optronics Corporation and AUO SunPower Sdn. Bhd. (formerly known as SunPower Malaysia Manufacturing Sdn. Bhd.) (incorporated by reference to Exhibit 10.15 to the Registrant's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 13, 2010).

10.52
Amendment No. 1 to Joint Venture Agreement, dated June 29, 2010, by and among SunPower Technology, Ltd., AU Optronics Singapore Pte. Ltd., AU Optronics Corporation and AUO SunPower Sdn. Bhd. (formerly known as SunPower Malaysia Manufacturing Sdn. Bhd.) (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 12, 2010).

10.53
Amendment No. 2 to Joint Venture Agreement, dated July 5, 2010, by and among SunPower Technology, Ltd., AU Optronics Singapore Pte. Ltd., AU Optronics Corporation and AUO SunPower Sdn. Bhd. (formerly known as SunPower Malaysia Manufacturing Sdn. Bhd.) (incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 12, 2010.

10.54	†
Supply Agreement, dated July 5, 2010, by and among AUO SunPower Sdn. Bhd. (formerly known as SunPower Malaysia Manufacturing Sdn. Bhd.), SunPower Systems, Sarl and AU Optronics Singapore Pte. Ltd. (incorporated by reference to Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 12, 2010).

10.55
License and Technology Agreement, dated July 5, 2010, by and among SunPower Technology, Ltd., AU Optronics Singapore Pte. Ltd. and AUO SunPower Sdn. Bhd. (formerly known as SunPower Malaysia Manufacturing Sdn. Bhd.) (incorporated by reference to Exhibit 10.4 to the Registrant's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 12, 2010).

10.56	†
Ingot Supply Agreement, dated December 22, 2006, by and between SunPower Corporation and Woongjin Energy Co., Ltd. (incorporated by reference to Exhibit 10.62 to the Registrant's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 2, 2007).

10.57	†
Amendment No. 1 to Ingot Supply Agreement, dated August 4, 2008, by and between SunPower Corporation and Woongjin Energy Co., Ltd. (incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 7, 2008).

10.58	†
Amendment No. 2 to Ingot Supply Agreement, dated August 1, 2009, by and between SunPower Corporation and Woongjin Energy Co., Ltd. (incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 2, 2009).

10.59	†
Wafering Supply and Sales Agreement, dated October 1, 2007, by and between SunPower Philippines Manufacturing Ltd. and First Philec Solar Corp. (incorporated by reference to Exhibit 10.12 to the Registrant's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 9, 2007).

10.60.	†
Polysilicon Supply Agreement, dated December 22, 2006, by and between SunPower Philippines Manufacturing, Ltd. and Woongjin Energy Co., Ltd. (incorporated by reference to Exhibit 10.61 to the Registrant's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 2, 2007).

10.61	†
Amendment to Polysilicon Supply Agreement, dated January 8, 2008, by and between SunPower Philippines Manufacturing, Ltd. and Woongjin Energy Co., Ltd. (incorporated by reference to Exhibit 10.4 to the Registrant's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 9, 2008).

10.62	†
Amendment No. 2 to Polysilicon Supply Agreement, dated August 4, 2008, by and between SunPower Philippines Manufacturing, Ltd. and Woongjin Energy Co., Ltd. (incorporated by reference to Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 7, 2008).

10.63	†
Amendment No. 3 to Polysilicon Supply Agreement, dated August 1, 2009, by and between SunPower Philippines Manufacturing, Ltd. and Woongjin Energy Co., Ltd. (incorporated by reference to Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 2, 2009).

10.64
Tax Sharing Agreement, dated October 6, 2005, by and between SunPower Corporation and Cypress Semiconductor Corporation (incorporated by reference to Exhibit 10.16 to the Registrant's Registration Statement on Form S-1/A filed with the Securities and Exchange Commission on October 11, 2005).

10.65
Amendment No. 1 to Tax Sharing Agreement, dated August 12, 2008, by and between SunPower Corporation and Cypress Semiconductor Corporation (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on August 12, 2008).

21.1	*	List of Subsidiaries.
23.1	*	Consent of Independent Registered Public Accounting Firm.
24.1	*	Power of Attorney.
31.1	*	Certification by Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a).
31.2	*	Certification by Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a).
32.1	*	Certification Furnished Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	*+	XBRL Instance Document.
101.SCH	*+	XBRL Taxonomy Schema Document.
101.CAL	*+	XBRL Taxonomy Calculation Linkbase Document.
101.LAB	*+	XBRL Taxonomy Label Linkbase Document.
101.PRE	*+	XBRL Taxonomy Presentation Linkbase Document.
101.DEF	*+	XBRL Taxonomy Definition Linkbase Document.

Exhibits marked with a carrot (^) are director and officer compensatory arrangements.

Exhibits marked with an asterisk (*) are filed herewith.

Exhibits marked with a cross (†) are subject to a request for confidential treatment filed with the Securities and Exchange Commission.

Exhibits marked with a cross (+) are XBRL (Extensible Business Reporting Language) information furnished and not filed herewith, are not a part of a registration statement or Prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, are deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise are not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

SUNPOWER CORPORATION

Dated: February 25, 2011	By:	/S/ DENNIS V. ARRIOLA

Dennis V. Arriola
Executive Vice President and Chief Financial Officer

 Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ THOMAS H. WERNER	President, Chief Executive Officer and Director	February 25, 2011
Thomas H. Werner	(Principal Executive Officer)

/S/ DENNIS V. ARRIOLA	Executive Vice President and Chief Financial Officer	February 25, 2011
Dennis V. Arriola	(Principal Financial and Accounting Officer)

*	Chairman of the Board of Directors	February 25, 2011
T.J. Rodgers

*	Director	February 25, 2011
W. Steve Albrecht

*	Director	February 25, 2011
Betsy S. Atkins

*	Director	February 25, 2011
Uwe-Ernst Bufe

*	Director	February 25, 2011
Thomas R. McDaniel

*	Director	February 25, 2011
Patrick Wood III

*By:  /S/ DENNIS V. ARRIOLA
Dennis V. Arriola
Power of Attorney

EXHIBIT INDEX

Exhibit Number		Description
10.34	^*	SunPower Corporation Executive Quarterly Key Initiative Bonus Plan.
10.39	*	New Bank Joinder Agreement, dated December 22, 2010, by and among Deutsche Bank AG New York Branch, as Administrative Agent, and Goldman Sachs Bank USA.
10.42	*	Amendment No. 1 to Loan Agreement, dated November 2, 2010, by and between SunPower Philippines Manufacturing Ltd. and International Finance Corporation.
10.43	*†
Credit Agreement, dated October 29, 2010, by and among SunPower Corporation, the Guarantors party thereto, Union Bank, N.A. as Administrative Agent, Sole Lead Arranger and a Lender, and the other Lenders party thereto.

10.44	*	Pledge Agreement, dated October 29, 2010, by and between SunPower Corporation and Union Bank, N.A., as Administrative Agent for the Lenders.
10.45	*	Share Kun-Pledge Agreement, dated October 29, 2010, by and among SunPower Corporation, the Financial Institutions named therein as Pledgees, and Union Bank, N.A., as Administrative Agent.
10.46	*†	Euro 75,000,000 Revolving Credit Agreement, dated November 23, 2010, by and among SunPower Corporation, SunPower Corporation Malta Holdings Limited and Société Générale, Milan Branch.
10.47	*	Guaranty, dated November 23, 2010, by and between SunPower Corporation and Société Générale, Milan Branch.
10.48	*	Project Loan Facility Agreement, dated November 26, 2010, by and among Andromeda PV S.r.l., BNP Paribas, Milan Branch, Société Générale, Milan Branch and Deutsche Bank AG, London Branch.
10.49	*†	Common Terms Agreement, dated November 26, 2010, by and among Andromeda PV S.r.l., BNP Paribas, Milan Branch, Société Générale, Milan Branch and Deutsche Bank AG, London Branch.
10.50	*
Loan Agreement, dated December 1, 2010, by and among California Enterprise Development Authority and SunPower Corporation, relating to $30,000,000 California Enterprise Development Authority Tax Exempt Recovery Zone Facility Revenue Bonds (SunPower Corporation - Headquarters Project) Series 2010.

21.1	*	List of Subsidiaries.
23.1	*	Consent of Independent Registered Public Accounting Firm.
24.1	*	Power of Attorney.
31.1	*	Certification by Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a).
31.2	*	Certification by Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a).
32.1	*	Certification Furnished Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	*+	XBRL Instance Document.
101.SCH	*+	XBRL Taxonomy Schema Document.
101.CAL	*+	XBRL Taxonomy Calculation Linkbase Document.
101.LAB	*+	XBRL Taxonomy Label Linkbase Document.
101.PRE	*+	XBRL Taxonomy Presentation Linkbase Document.
101.DEF	*+	XBRL Taxonomy Definition Linkbase Document.

Exhibits marked with a carrot (^) are director and officer compensatory arrangements.

Exhibits marked with an asterisk (*) are filed herewith.

Exhibits marked with a cross (†) are subject to a request for confidential treatment filed with the Securities and Exchange Commission.

Exhibits marked with a cross (+) are XBRL (Extensible Business Reporting Language) information furnished and not filed herewith, are not a part of a registration statement or Prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, are deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise are not subject to liability under these sections.