Form 10-Q
period 2011-04-03
SUNPOWER CORP
filed 2011-05-12
CIK 867773

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 3, 2011
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______________ to ______________

Commission file number 001-34166
SunPower Corporation
(Exact Name of Registrant as Specified in Its Charter)

Delaware	94-3008969
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
77 Rio Robles Drive, San Jose, California 95134
(Address of Principal Executive Offices and Zip Code)

(408) 240-5500
(Registrant's Telephone Number, Including Area Code)

3939 North First Street, San Jose, California 95134
(Registrant's Former Address)

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

The total number of outstanding shares of the registrant's class A common stock as of May 6, 2011 was 56,981,639.
The total number of outstanding shares of the registrant's class B common stock as of May 6, 2011 was 42,033,287.

SunPower Corporation

Index

PART I. FINANCIAL INFORMATION

Item 1.         Financial Statements
Index

SunPower Corporation
Condensed Consolidated Balance Sheets
(In thousands, except share data)
(unaudited)

	April 3, 2011	January 2, 2011
Assets
Current assets:
Cash and cash equivalents	$367,860	$605,420
Restricted cash and cash equivalents, current portion	141,617	117,462
Short-term investments	42,089	38,720
Accounts receivable, net	341,400	381,200
Costs and estimated earnings in excess of billings	136,267	89,190
Inventories	487,448	313,398
Advances to suppliers, current portion	33,673	31,657
Project assets - plants and land, current portion	46,377	23,868
Prepaid expenses and other current assets (1)	207,034	192,934
Total current assets	1,803,765	1,793,849

Restricted cash and cash equivalents, net of current portion	119,410	138,837
Property, plant and equipment, net	597,001	578,620
Project assets - plants and land, net of current portion	26,524	22,238
Goodwill	346,159	345,270
Other intangible assets, net	59,753	66,788
Advances to suppliers, net of current portion	266,276	255,435
Other long-term assets (1)	245,733	178,294
Total assets	$3,464,621	$3,379,331

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable (1)	$365,404	$382,884
Accrued liabilities	201,612	137,704
Billings in excess of costs and estimated earnings	70,841	48,715
Short-term debt	206,095	198,010
Convertible debt, current portion	185,572	—
Customer advances, current portion (1)	17,186	21,044
Total current liabilities	1,046,710	788,357

Long-term debt	50,000	50,000
Convertible debt, net of current portion	413,046	591,923
Customer advances, net of current portion (1)	157,133	160,485
Other long-term liabilities	170,694	131,132
Total liabilities	1,837,583	1,721,897
Commitments and contingencies (Note 5)
Stockholders' equity:
Preferred stock, 10,042,490 shares authorized, $0.001 par value; none issued and outstanding	—	—
Common stock, 217,500,000 shares of class A common stock authorized, $0.001 par value; 57,966,210 and 56,664,413 shares of class A common stock issued; 56,893,750 and 56,073,083 shares of class A common stock outstanding, as of April 3, 2011 and January 2, 2011, respectively; 150,000,000 shares of class B common stock authorized, $0.001 par value; 42,033,287 shares of class B common stock issued and outstanding as of both April 3, 2011 and January 2, 2011	99	98
Additional paid-in capital	1,619,640	1,606,697
Retained earnings	61,551	63,672
Accumulated other comprehensive income (loss)	(29,502)	3,640
Treasury stock, at cost; 1,072,460 and 591,330 shares of class A common stock as of April 3, 2011 and January 2, 2011, respectively	(24,750)	(16,673)
Total stockholders' equity	1,627,038	1,657,434
Total liabilities and stockholders' equity	$3,464,621	$3,379,331

(1)
The Company has related party balances in connection with transactions made with its joint ventures which are recorded within the "Prepaid expenses and other current assets," "Other long-term assets," "Accounts payable," "Customer advance, current portion" and "Customer advances, net of current portion" financial statement line items in the Condensed Consolidated Balance Sheets (see Note 5 and Note 6).

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

SunPower Corporation
Condensed Consolidated Statements of Operations
(In thousands, except per share data)
(unaudited)

	Three Months Ended
	April 3, 2011	April 4, 2010
Revenue:
Utility and power plants	$245,909	$144,094
Residential and commercial	205,509	203,180
Total revenue	451,418	347,274
Cost of revenue:
Utility and power plants	203,011	111,428
Residential and commercial	159,885	164,103
Total cost of revenue	362,896	275,531
Gross margin	88,522	71,743
Operating expenses:
Research and development	13,646	10,407
Sales, general and administrative	76,179	64,280
Total operating expenses	89,825	74,687
Operating loss	(1,303)	(2,944)
Other expense, net:
Interest income	743	273
Interest expense	(15,259)	(10,940)
Loss on mark-to-market derivatives	(44)	(2,218)
Other, net	(9,207)	(5,591)
Other expense, net	(23,767)	(18,476)
Loss before income taxes and equity in earnings of unconsolidated investees	(25,070)	(21,420)
Benefit from income taxes	15,816	30,875
Equity in earnings of unconsolidated investees	7,133	3,118
Net income (loss)	$(2,121)	$12,573

Net income (loss) per share of class A and class B common stock:
Basic	$(0.02)	$0.13
Diluted	$(0.02)	$0.13

Weighted-average shares:
Basic	96,453	95,154
Diluted	96,453	96,472

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

SunPower Corporation
Condensed Consolidated Statements of Cash Flows
(In thousands)
(unaudited)

	Three Months Ended
	April 3, 2011	April 4, 2010
Cash flows from operating activities:
Net income (loss)	$(2,121)	$12,573
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Stock-based compensation	13,163	10,808
Depreciation	25,697	24,715
Amortization of other intangible assets	7,064	4,759
Gain on sale of investments	(128)	(1,572)
Loss on mark-to-market derivatives	44	2,218
Non-cash interest expense	7,325	6,390
Amortization of debt issuance costs	1,256	699
Amortization of promissory notes	1,290	—
Equity in earnings of unconsolidated investees	(7,133)	(3,118)
Deferred income taxes and other tax liabilities	(2,171)	(35,720)
Changes in operating assets and liabilities, net of effect of acquisition:
Accounts receivable	52,274	30,511
Costs and estimated earnings in excess of billings	(40,638)	(4,907)
Inventories	(163,199)	(51,085)
Project assets	(27,644)	(3,426)
Prepaid expenses and other assets	(14,233)	(14,692)
Advances to suppliers	(12,820)	3,178
Accounts payable and other accrued liabilities	(26,368)	26,873
Billings in excess of costs and estimated earnings	21,271	11,615
Customer advances	(7,588)	(918)
Net cash provided by (used in) operating activities	(174,659)	18,901
Cash flows from investing activities:
Increase in restricted cash and cash equivalents	(4,728)	(19,717)
Purchase of property, plant and equipment	(44,757)	(43,658)
Proceeds from sale of equipment to third-party	209	2,875
Proceeds from sales or maturities of available-for-sale securities	300	1,572
Cash paid for acquisition, net of cash acquired	—	(272,699)
Cash paid for investments in joint ventures and other non-public companies	(20,000)	(1,618)
Net cash used in investing activities	(68,976)	(333,245)
Cash flows from financing activities:
Proceeds from issuance of bank loans, net of issuance costs	164,221	1,539
Proceeds from issuance of convertible debt, net of issuance costs	—	214,921
Repayment of bank loans	(156,136)	—
Cash paid for bond hedge	—	(66,176)
Proceeds from warrant transactions	—	54,076
Proceeds from exercise of stock options	73	—
Purchases of stock for tax withholding obligations on vested restricted stock	(8,077)	(1,180)
Net cash provided by financing activities	81	203,180
Effect of exchange rate changes on cash and cash equivalents	5,994	(5,561)
Net decrease in cash and cash equivalents	(237,560)	(116,725)
Cash and cash equivalents at beginning of period	605,420	615,879
Cash and cash equivalents at end of period	$367,860	$499,154

Non-cash transactions:
Property, plant and equipment acquisitions funded by liabilities	$6,159	$31,831
Non-cash interest expense capitalized and added to the cost of qualified assets	499	535

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

The Company's President and Chief Executive Officer, as the chief operating decision maker (“CODM”), has organized the Company and manages resource allocations and measures performance of the Company's activities between these two business segments: the Utility and Power Plants ("UPP") Segment and the Residential and Commercial ("R&C") Segment. The Company's UPP Segment refers to its large-scale solar products and systems business, which includes power plant project development and project sales, turn-key engineering, procurement and construction (“EPC”) services for power plant construction, and power plant operations and maintenance (“O&M”) services. The UPP Segment also sells components, including large volume sales of solar panels and mounting systems, to third parties, often on a multi-year, firm commitment basis. The Company's R&C Segment focuses on solar equipment sales into the residential and small commercial market through its third-party global dealer network, as well as direct sales and EPC and O&M services in the United States for rooftop and ground-mounted solar power systems for the new homes, commercial and public sectors.

Basis of Presentation and Preparation

Principles of Consolidation

The accompanying condensed consolidated interim financial statements have been prepared under the rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting and include the accounts of the Company and all of its subsidiaries. Intercompany transactions and balances have been eliminated in consolidation. The year-end Condensed Consolidated Balance Sheet data was derived from audited financial statements contained in the Company's Annual Report on Form 10-K for the fiscal year ended January 2, 2011 (the "fiscal 2010 Form 10-K").

Fiscal Years

The Company reports on a fiscal-year basis and ends its quarters on the Sunday closest to the end of the applicable calendar quarter, except in a 53-week fiscal year, in which case the additional week falls into the fourth quarter of that fiscal year. Both fiscal year 2011 and 2010 consist of 52 weeks. The first quarter of fiscal 2011 ended on April 3, 2011 and the first quarter of fiscal 2010 ended on April 4, 2010.

Management Estimates

The preparation of the condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States (“U.S. GAAP”) requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Significant estimates in these financial statements include percentage-of-completion for construction projects, allowances for doubtful accounts receivable and sales returns, inventory write-downs, stock-based compensation, estimates for future cash flows and economic useful lives of property, plant and equipment, project assets, goodwill, valuations for business combinations, other intangible assets and other long-term assets, asset impairments, fair value of financial instruments, certain accrued liabilities including accrued warranty reserves, valuation of debt without the conversion feature, valuation of share lending arrangements, income taxes and tax valuation allowances. Actual results could materially differ from those estimates.

In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, which the Company believes are necessary for a fair statement of the Company's financial position as of April 3, 2011 and its results of operations and cash flows for the three months ended April 3, 2011 and April 4, 2010. These condensed consolidated financial statements are not necessarily indicative of the results to be expected for the entire year.

Summary of Significant Accounting Policies

Index

These condensed consolidated financial statements and accompanying notes should be read in conjunction with the Company's annual consolidated financial statements and notes thereto contained in the fiscal 2010 Form 10-K.

There have been no significant changes in the Company's significant accounting policies for the three months ended April 3, 2011, as compared to the significant accounting policies described in the fiscal 2010 Form 10-K. Further, there has been no issued accounting guidance not yet adopted by the Company that it believes is material, or is potentially material to its condensed consolidated financial statements.

Note 2. GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

The following table presents the changes in the carrying amount of goodwill under the Company's reportable business segments:

(In thousands)	UPP	R&C	Total
As of October 3, 2010	$225,529	$119,332	$344,861
Goodwill arising from business combination	821	—	821
Translation adjustment	—	(412)	(412)
As of January 2, 2011	226,350	118,920	345,270
Translation adjustment	—	889	889
As of April 3, 2011	$226,350	$119,809	$346,159

Intangible Assets

The following tables present details of the Company's acquired other intangible assets:

(In thousands)	Gross	Accumulated Amortization	Net
As of April 3, 2011
Project assets	$79,160	$(28,130)	$51,030
Patents, trade names and purchased technology	55,207	(54,867)	340
Purchased in-process research and development	1,000	(70)	930
Customer relationships and other	40,805	(33,352)	7,453
	$176,172	$(116,419)	$59,753

As of January 2, 2011
Project assets	$79,160	$(22,627)	$56,533
Patents, trade names and purchased technology	55,144	(54,563)	581
Purchased in-process research and development	1,000	(28)	972
Customer relationships and other	40,525	(31,823)	8,702
	$175,829	$(109,041)	$66,788

All of the Company's acquired other intangible assets are subject to amortization. Aggregate amortization expense for other intangible assets totaled $7.1 million and $4.8 million in the three months ended April 3, 2011 and April 4, 2010, respectively. As of April 3, 2011, the estimated future amortization expense related to other intangible assets is as follows:

Index

(In thousands)	Amount
Year
2011 (remaining nine months)	$20,128
2012	22,718
2013	16,330
2014	252
2015	186
Thereafter	139
$59,753

Index

Note 3. BALANCE SHEET COMPONENTS

	As of
(In thousands)	April 3, 2011	January 2, 2011
Accounts receivable, net:
Accounts receivable, gross	$351,170	$389,554
Less: allowance for doubtful accounts	(7,531)	(5,967)
Less: allowance for sales returns	(2,239)	(2,387)
	$341,400	$381,200

Inventories:
Raw materials	$98,299	$70,683
Work-in-process	46,518	35,658
Finished goods	342,631	207,057
	$487,448	$313,398

Prepaid expenses and other current assets:
VAT receivables, current portion	$38,876	$26,500
Short-term deferred tax assets	855	3,605
Foreign currency derivatives	17,926	35,954
Income tax receivable	17,339	1,513
Deferred project costs	717	934
Note receivable (1)	10,000	10,000
Other receivables (2)	88,807	83,712
Other prepaid expenses	32,514	30,716
	$207,034	$192,934

(1)	In June 2008, the Company loaned $10.0 million to a third-party private company under a three-year note receivable that is convertible into equity at the Company's option.

(2)
Includes tolling agreements with suppliers in which the Company provides polysilicon required for silicon ingot manufacturing and procures the manufactured silicon ingots from the suppliers (see Notes 5 and 6).

Project assets - plant and land:
Project assets - plant	$54,029	$28,784
Project assets - land	18,872	17,322
	$72,901	$46,106
Project assets - plants and land, current portion	$46,377	$23,868
Project assets - plants and land, net of current portion	26,524	22,238

	As of
(In thousands)	April 3, 2011	January 2, 2011
Property, plant and equipment, net:
Land and buildings	$13,912	$13,912
Leasehold improvements	209,143	207,248
Manufacturing equipment (3)	556,010	551,815
Computer equipment	49,771	46,603
Solar power systems	10,954	10,614
Furniture and fixtures	5,704	5,555
Construction-in-process	64,531	28,308
	910,025	864,055
Less: accumulated depreciation (4)	(313,024)	(285,435)
	$597,001	$578,620

(3)    Certain manufacturing equipment associated with solar cell manufacturing lines located at one of the Company’s facilities in the Philippines is collateralized in favor of a third-party lender. The Company provided security for advance payments received from a third party in fiscal 2008 totaling $40.0 million in the form of collateralized manufacturing equipment with a net book value of $26.4 million and $28.3 million as of April 3, 2011 and January 2, 2011, respectively.

(4)    Total depreciation expense was $25.7 million and $24.7 million for the three months ended April 3, 2011 and April 4, 2010, respectively.

Property, plant and equipment, net by geography (5):
Philippines	$494,455	$502,131
United States	99,956	73,860
Europe	2,367	2,400
Australia	223	229
	$597,001	$578,620

(5)    Property, plant and equipment, net are based on the physical location of the assets.

	Three Months Ended
(In thousands)	April 3, 2011	April 4, 2010
Interest expense:
Interest cost incurred	$16,451	$11,871
Cash interest cost capitalized - property, plant and equipment	(330)	(396)
Non-cash interest cost capitalized - property, plant and equipment	(249)	(535)
Cash interest cost capitalized - project assets - plant and land	(364)	—
Non-cash interest cost capitalized - project assets - plant and land	(249)	—
Interest expense	$15,259	$10,940

	As of
(In thousands)	April 3, 2011	January 2, 2011
Other long-term assets:
Investments in joint ventures	$143,577	$116,444
Bond hedge derivative	56,344	34,491
Investments in non-public companies	6,418	6,418
VAT receivables, net of current portion	7,580	7,002
Long-term debt issuance costs	10,436	12,241
Other	21,378	1,698
	$245,733	$178,294

Accrued liabilities:
VAT payables	$8,311	$11,699
Foreign currency derivatives	89,811	10,264
Short-term warranty reserves	16,163	14,639
Interest payable	5,970	6,982
Deferred revenue	27,272	21,972
Employee compensation and employee benefits	21,087	33,227
Other	32,998	38,921
	$201,612	$137,704

Other long-term liabilities:
Embedded conversion option derivatives	$56,735	$34,839
Long-term warranty reserves	53,956	48,923
Unrecognized tax benefits	25,987	24,894
Other	34,016	22,476
	$170,694	$131,132

Note 4. INVESTMENTS

The Company's investments in money market funds and debt securities are carried at fair value. Fair values are determined based on a hierarchy that prioritizes the inputs to valuation techniques by assigning the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities ("Level 1") and the lowest priority to unobservable inputs ("Level 3"). Level 2 measurements are inputs that are observable for assets or liabilities, either directly or indirectly, other than quoted prices included within Level 1.

The following tables present information about the Company's investments in money market funds and debt securities that are measured at fair value on a recurring basis and indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value. Information about the Company's convertible debenture derivatives measured at fair value on a recurring basis is disclosed in Note 7. Information about the Company's foreign currency derivatives measured at fair value on a recurring basis is disclosed in Note 9. The Company does not have any nonfinancial assets or liabilities that are recognized or disclosed at fair value on a recurring basis in its condensed consolidated financial statements.

	April 3, 2011
(In thousands)	Level 1	Level 2	Level 3	Total
Assets
Money market funds	$401,085	$—	$—	$401,085
Debt securities	—	42,089	—	42,089
	$401,085	$42,089	$—	$443,174

Index

	January 2, 2011
(In thousands)	Level 1	Level 2	Level 3	Total
Assets
Money market funds	$488,626	$—	$172	$488,798
Debt securities	—	38,548	—	38,548
	$488,626	$38,548	$172	$527,346

There have been no transfers between Level 1, Level 2 and Level 3 measurements during the three months ended April 3, 2011.

Money Market Funds

The majority of the Company's money market fund instruments are classified within Level 1 of the fair value hierarchy because they are valued using quoted prices for identical instruments in active markets. Investments in money market funds utilizing Level 3 inputs consisted of the Company's investment in the Reserve International Liquidity Fund which amounted to $0.2 million as of January 2, 2011. The Company had estimated the value of its investment in the Reserve International Liquidity Fund to be $0.2 million based on information publicly disclosed by the Reserve International Liquidity Fund relative to its holdings and remaining obligations. On March 3, 2011, the Company recovered $0.3 million from the Reserve International Liquidity Fund. The recovery was $0.1 million in excess of the recorded fair value and was reflected as a gain within "Other, net" in the Condensed Consolidated Statement of Operations for the three months ended April 3, 2011. The Company had no remaining investments with Level 3 measurements as of April 3, 2011.

Debt Securities

Investments in debt securities utilizing Level 2 inputs consist of bonds purchased in the fourth quarter of fiscal 2010. The bonds are guaranteed by the Italian government. The Company bases its valuation of these bonds on movements of Italian sovereign bond rates since the time of purchase and incurred no other-than-temporary impairment loss in the three months ended April 3, 2011.

This valuation is corroborated by comparison to third-party financial institution valuations. The fair value of the Company's investments in bonds totaled $42.1 million and $38.5 million as of April 3, 2011 and January 2, 2011, respectively.

Available-for-Sale Securities

Available-for-sale securities are comprised of the fair value of the Company's debt securities, including any other-than temporary impairment loss incurred. The classification of available-for-sale securities and cash and cash equivalents is as follows:

	April 3, 2011			January 2, 2011
(In thousands)	Available-For-Sale	Cash and Cash Equivalents (2)	Total	Available-For-Sale	Cash and Cash Equivalents (2)	Total
Cash and cash equivalents	$—	$367,860	$367,860	$—	$605,420	$605,420
Short-term restricted cash and cash equivalents (1)	—	141,617	141,617	—	117,462	117,462
Short-term investments	42,089	—	42,089	38,548	172	38,720
Long-term restricted cash and cash equivalents (1)	—	119,410	119,410	—	138,837	138,837
	$42,089	$628,887	$670,976	$38,548	$861,891	$900,439

(1)
Details regarding the Company's cash in restricted accounts are contained in the Company's annual consolidated financial statements and notes thereto for the year ended January 2, 2011 included in its fiscal 2010 Form 10-K filed with the SEC.

(2)	Includes money market funds.

Index

The contractual maturities of available-for-sale securities are as follows:

(In thousands)	April 3, 2011	January 2, 2011
Due on November 30, 2028	$42,089	$38,548

Minority Investments in Joint Ventures and Other Non-Public Companies

The Company holds minority investments comprised of common and preferred stock in joint ventures and other non-public companies. The Company monitors these minority investments for impairment, which are included in “Other long-term assets” in its Condensed Consolidated Balance Sheets and records reductions in the carrying values when necessary. Circumstances that indicate an other-than-temporary decline include the valuation ascribed to the issuing company in subsequent financing rounds, decreases in quoted market prices and declines in operations of the issuer. As of April 3, 2011 and January 2, 2011, the Company had $143.6 million and $116.4 million, respectively, in investments in joint ventures accounted for under the equity method and $6.4 million, as of both periods, in investments accounted for under the cost method (see Note 6).

On September 28, 2010, the Company entered into a $0.2 million investment in a related party accounted for under the cost method. In connection with the investment the Company entered into licensing, lease and facility service agreements. Under the lease and facility service agreements the investee leases space from the Company for a period of five years. Facility services are provided by the Company over the term of the lease on a “cost-plus” basis. Payments received under the lease and facility service agreement totaled $0.1 million in the three months ended April 3, 2011. As of April 3, 2011, $0.8 million remained due and receivable from the investee related to capital purchases made by the Company on behalf of the investee.

Note 5. COMMITMENTS AND CONTINGENCIES

Operating Lease Commitments

The Company leased its San Jose, California facility under a non-cancellable operating lease from Cypress Semiconductor Corporation ("Cypress") which expired in May 2011. In May 2011 the Company moved to new offices in San Jose, California under a non-cancellable operating lease from an unaffiliated third party through April 2021. In addition, the Company leases its Richmond, California facility under a non-cancellable operating lease from an unaffiliated third party, which expires in September 2018. The Company also has various lease arrangements, including for its European headquarters located in Geneva, Switzerland under a lease that expires in September 2012, as well as sales and support offices in Southern California, New Jersey, Oregon, Australia, England, France, Germany, Greece, Israel, Italy, Malta, Spain and South Korea, all of which are leased from unaffiliated third parties. In addition, in the first quarter of fiscal 2010 the Company acquired a lease arrangement in London, England, which is leased from a party affiliated with the Company.

The Company leases four solar power systems from Wells Fargo over minimum lease terms of up to 20 years that it had previously sold to Wells Fargo. Separately, the Company entered into power purchase agreements ("PPAs") with end customers, who host those solar power systems and buy the electricity directly from the Company under PPAs with a duration of up to 20 years. At the end of the lease term, the Company has the option to purchase the systems at fair value or remove the systems. The deferred profit on the sale of the systems to Wells Fargo is being recognized over the minimum term of the lease.

Future minimum obligations under all non-cancellable operating leases as of April 3, 2011 are as follows:

(In thousands)	Amount
Year
2011 (remaining nine months)	$8,961
2012	10,599
2013	10,549
2014	9,490
2015	8,241
Thereafter	38,493
$86,333

Index

Purchase Commitments

The Company purchases raw materials for inventory and manufacturing equipment from a variety of vendors. During the normal course of business, in order to manage manufacturing lead times and help assure adequate supply, the Company enters into agreements with contract manufacturers and suppliers that either allow them to procure goods and services based on specifications defined by the Company, or that establish parameters defining the Company's requirements. In certain instances, these agreements allow the Company the option to cancel, reschedule or adjust the Company's requirements based on its business needs prior to firm orders being placed. Consequently, only a portion of the Company's disclosed purchase commitments arising from these agreements are firm, non-cancellable and unconditional commitments.

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

As of April 3, 2011, total obligations related to non-cancellable purchase orders totaled $210.2 million and long-term supply agreements with suppliers totaled $5.2 billion. Of the total future purchase commitments of $5.4 billion as of April 3, 2011, $2.6 billion are for commitments to its non-consolidated joint ventures. Future purchase obligations under non-cancellable purchase orders and long-term supply agreements as of April 3, 2011 are as follows:

(In thousands)	Amount
Year
2011 (remaining nine months)	$878,476
2012	576,384
2013	602,414
2014	816,569
2015	901,975
Thereafter	1,648,895
$5,424,713

Total future purchase commitments of $5.4 billion as of April 3, 2011 included tolling agreements with suppliers in which the Company provides polysilicon required for silicon ingot manufacturing and procures the manufactured silicon ingots from the supplier. Annual future purchase commitments in the table above are calculated using the gross price paid by the Company for silicon ingots and are not reduced by the price paid by suppliers for polysilicon. Total future purchase commitments as of April 3, 2011 would be reduced by $1.3 billion to $4.1 billion had the Company's obligations under such tolling agreements been disclosed using net cash outflows.

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

Advances to Suppliers

As noted above, the Company has entered into agreements with various polysilicon, ingot, wafer, solar cell and solar panel vendors that specify future quantities and pricing of products to be supplied by the vendors for periods up to 10 years. Certain agreements also provide for penalties or forfeiture of advanced deposits in the event the Company terminates the

Index

arrangements. Under certain agreements, the Company is required to make prepayments to the vendors over the terms of the arrangements. During the three months ended April 3, 2011, the Company paid advances totaling $17.0 million in accordance with the terms of existing long-term supply agreements. As of April 3, 2011 and January 2, 2011, advances to suppliers totaled $299.9 million and $287.1 million, respectively, the current portion of which is $33.7 million and $31.7 million, respectively. Two suppliers accounted for 78% and 19% of total advances to suppliers as of April 3, 2011, and 83% and 13% as of January 2, 2011.

The Company's future prepayment obligations related to these agreements as of April 3, 2011 are as follows:

(In thousands)	Amount
Year
2011 (remaining nine months)	$120,162
2012	104,523
2013	7,750
$232,435

In January 2008, the Company entered into an Option Agreement with NorSun AS ("NorSun"), a manufacturer of silicon ingots and wafers, under which the Company would deliver cash advance payments to NorSun for the purchase of polysilicon under a long-term polysilicon supply agreement. The Company paid a cash advance of $5.0 million to NorSun during the fourth quarter of fiscal 2009. The Option Agreement provided NorSun an option to sell a 23.3% equity interest in a joint venture to the Company equal to the $5.0 million cash advance. On December 3, 2010, NorSun entered into an agreement with a third party to sell its equity interest in the joint venture at cost, including the Company's indirect equity interest of 23.3% at $5.0 million. That agreement became effective in the first quarter of fiscal 2011 and the Option Agreement was terminated. In connection with the termination of the Option Agreement, on March 31, 2011, the $5.0 million cash advance was returned to the Company.

Product Warranties

The Company generally warrants or guarantees the performance of the solar panels that it manufactures at certain levels of power output for 25 years. In addition, the Company passes through to customers long-term warranties from the original equipment manufacturers ("OEM") of certain system components, such as inverters. Warranties of 25 years from solar panels suppliers are standard in the solar industry, while inverters typically carry warranty periods ranging from 5 to 10 years. In addition, the Company generally warrants its workmanship on installed systems for periods ranging up to 10 years. The Company maintains reserves to cover the expected costs that could result from these warranties. The Company's expected costs are generally in the form of product replacement or repair. Warranty reserves are based on the Company's best estimate of such costs and are recognized as a cost of revenue. The Company continuously monitors product returns for warranty failures and maintains a reserve for the related warranty expenses based on various factors including historical warranty claims, results of accelerated lab testing, field monitoring, vendor reliability estimates, and data on industry averages for similar products. Historically, warranty costs have been within management's expectations.

Provisions for warranty reserves charged to cost of revenue were $7.7 million and $4.1 million during the three months ended April 3, 2011 and April 4, 2010, respectively. Activity within accrued warranty for the first quarter of fiscal 2011 and 2010 is summarized as follows:

	Three Months Ended
(In thousands)	April 3, 2011	April 4, 2010
Balance at the beginning of the period	$63,562	$46,475
Accruals for warranties issued during the period	7,739	4,093
Settlements made during the period	(1,182)	(1,144)
Balance at the end of the period	$70,119	$49,424

System Put-Rights

Projects often require the Company to undertake customer obligations including: (i) system output performance guarantees; (ii) system maintenance; (iii) penalty payments or customer termination rights if the system the Company is constructing is not commissioned within specified timeframes or other milestones are not achieved; (iv) guarantees of certain

Index

minimum residual value of the system at specified future dates; and (v) system put-rights whereby the Company could be required to buy-back a customer's system at fair value on specified future dates if certain minimum performance thresholds are not met. To date, no such repurchase obligations have been required.

Future Financing Commitments

As specified in the Company's joint venture agreement with AU Optronics Singapore Pte. Ltd. ("AUO"), both the Company and AUO contributed certain funding during fiscal 2010 and on March 16, 2011. The Company and AUO will each contribute additional amounts in fiscal 2011 to 2014 amounting to $301 million, or such lesser amount as the parties may mutually agree. In addition, if the Company, AUO, or the joint venture requests additional equity financing to the joint venture, then both the Company and AUO will be required to make additional cash contributions of up to $50 million in the aggregate.

On September 28, 2010, the Company invested $0.2 million in a related party accounted for under the cost method. The Company will be required to provide additional financing of up to $4.9 million, subject to certain conditions.

The Company's future financing obligations related to these agreements as of April 3, 2011 are as follows:

(In thousands)	Amount
Year
2011 (remaining nine months)	$31,900
2012	75,870
2013	101,400
2014	96,770
$305,940

Liabilities Associated with Uncertain Tax Positions

Total liabilities associated with uncertain tax positions were $26.0 million and $24.9 million as of April 3, 2011 and January 2, 2011, respectively, and are included in "Other long-term liabilities" in the Company's Condensed Consolidated Balance Sheets as they are not expected to be paid within the next twelve months. Due to the complexity and uncertainty associated with its tax positions, the Company cannot make a reasonably reliable estimate of the period in which cash settlement will be made for its liabilities associated with uncertain tax positions in other long-term liabilities (see Note 10).

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

Legal Matters

Three securities class action lawsuits were filed against the Company and certain of its current and former officers and directors in the United States District Court for the Northern District of California on behalf of a class consisting of those who acquired the Company's securities from April 17, 2008 through November 16, 2009. The cases were consolidated as Plichta v. SunPower Corp. et al., Case No. CV-09-5473-RS (N.D. Cal.), and lead plaintiffs and lead counsel were appointed on March 5, 2010. Lead plaintiffs filed a consolidated complaint on May 28, 2010. The actions arise from the Audit Committee's investigation announcement on November 16, 2009 regarding certain unsubstantiated accounting entries. The consolidated complaint alleges that the defendants made material misstatements and omissions concerning the Company's financial results for 2008 and 2009, seeks an unspecified amount of damages, and alleges violations of Sections 10(b) and 20(a) of the

Index

Securities Exchange Act of 1934, and Sections 11 and 15 of the Securities Act of 1933. The Company believes it has meritorious defenses to these allegations and will vigorously defend itself in these matters. The court held a hearing on the defendants' motions to dismiss the consolidated complaint on November 4, 2010. The court dismissed the consolidated complaint with leave to amend on March 1, 2011. An amended complaint was filed on April 18, 2011. The Company is currently unable to determine if the resolution of these matters will have an adverse effect on the Company's financial position, liquidity or results of operations.

Derivative actions purporting to be brought on the Company's behalf have also been filed in state and federal courts against several of the Company's current and former officers and directors based on the same events alleged in the securities class action lawsuits described above. The California state derivative cases were consolidated as In re SunPower Corp. S'holder Derivative Litig., Lead Case No. 1-09-CV-158522 (Santa Clara Sup. Ct.), and co-lead counsel for plaintiffs have been appointed. The complaints assert state-law claims for breach of fiduciary duty, abuse of control, unjust enrichment, gross mismanagement, and waste of corporate assets. Plaintiffs are scheduled to file a consolidated complaint after entry of an order deciding defendants' motion to dismiss the amended class action complaint. The federal derivative complaints were consolidated as In re SunPower Corp. S'holder Derivative Litig., Master File No. CV-09-05731-RS (N.D. Cal.), and lead plaintiffs and co-lead counsel were appointed on January 4, 2010. The complaints assert state-law claims for breach of fiduciary duty, waste of corporate assets, and unjust enrichment, and seek an unspecified amount of damages. Plaintiffs are scheduled to file a consolidated complaint on May 13, 2011. The Company intends to oppose the derivative plaintiffs' efforts to pursue this litigation on the Company's behalf. The Company is currently unable to determine if the resolution of these matters will have an adverse effect on the Company's financial position, liquidity or results of operations.

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

Note 6. JOINT VENTURES

Joint Venture with Woongjin Energy Co., Ltd (“Woongjin Energy”)

The Company and Woongjin Holdings Co., Ltd. (“Woongjin”) formed Woongjin Energy in fiscal 2006, a joint venture to manufacture monocrystalline silicon ingots in Korea. On June 30, 2010, Woongjin Energy completed its initial public offering ("IPO") and the sale of 15.9 million new shares of common stock. The Company continues to hold 19.4 million shares, or a percentage equity interest of 31.3%, of Woongjin Energy's common stock with a market value of $316.7 million on April 1, 2011. On October 29, 2010, the Company entered into a revolving credit facility with Union Bank, N.A. ("Union Bank"), and all shares of Woongjin Energy held by the Company have been pledged as security under the revolving credit facility.

The Company supplies polysilicon, services and technical support required for silicon ingot manufacturing to the joint venture. Once manufactured, the Company purchases the silicon ingots from the joint venture under a nine-year agreement through 2016. There is no obligation or expectation for the Company to provide additional funding to Woongjin Energy. In addition, as a result of Woongjin Energy completing its IPO and the sale of 15.9 million new shares of common stock on June 30, 2010, the Company has concluded that Woongjin Energy is no longer a variable interest entity ("VIE").

As of April 3, 2011 and January 2, 2011, the Company had an investment of $81.1 million and $76.6 million, respectively, in the joint venture in its Condensed Consolidated Balance Sheets. The Company accounts for its investment in Woongjin Energy using the equity method in which the investment is classified as “Other long-term assets” in the Condensed Consolidated Balance Sheets and the Company's share of Woongjin Energy's income totaling $4.5 million and $3.1 million in the three months ended April 3, 2011 and April 4, 2010, respectively, is included in “Equity in earnings of unconsolidated investees” in the Condensed Consolidated Statements of Operations. As of April 3, 2011, the Company's maximum exposure to loss as a result of its involvement with Woongjin Energy is limited to the carrying value of its investment.

As of April 3, 2011 and January 2, 2011, $18.8 million and $18.4 million, respectively, remained due and receivable from Woongjin Energy related to the polysilicon the Company supplied to the joint venture for silicon ingot manufacturing. Payments to Woongjin Energy for manufactured silicon ingots totaled $48.8 million and $47.0 million in the three months ended April 3, 2011 and April 4, 2010, respectively. As of April 3, 2011 and January 2, 2011, $33.5 million and $32.6 million, respectively, remained due and payable to Woongjin Energy. In addition, the Company conducted other related-party transactions with Woongjin Energy in the first quarter of fiscal 2011. The Company recognized $1.0 million and zero in revenue during the three months ended April 3, 2011 and April 4, 2010, respectively, related to the sale of solar panels to Woongjin Energy. As of April 3, 2011 and January 2, 2011, $0.2 million and zero remained due and receivable from Woongjin

Index

Energy related to the sale of these solar panels.

Woongjin Energy qualified as a "significant investee" of the Company in fiscal 2009 as defined in SEC Regulation S-X Rule 10-01(b)(1). Summarized financial information adjusted to conform to U.S. GAAP for Woongjin Energy for the three months ended April 3, 2011 and April 4, 2010 is as follows:

Statement of Operations
	Three Months Ended
(In thousands)	April 3, 2011	April 4, 2010
Revenue	$67,272	$27,591
Cost of revenue	55,747	13,468
Gross margin	11,525	14,123
Operating income	8,609	13,070
Net income	11,309	11,851

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

As of April 3, 2011 and January 2, 2011, the Company had an investment of $6.6 million and $6.1 million, respectively, in the joint venture in its Condensed Consolidated Balance Sheets which represented a 15% equity investment in both periods. The Company accounts for its investment in First Philec Solar using the equity method since the Company is able to exercise significant influence over the joint venture due to its board positions. The Company's investment is classified as “Other long-term assets” in the Condensed Consolidated Balance Sheets and the Company's share of First Philec Solar's income of $0.5 million and zero during the three months ended April 3, 2011 and April 4, 2010, respectively, is included in “Equity in earnings of unconsolidated investees” in the Condensed Consolidated Statements of Operations. As of April 3, 2011, the Company's maximum exposure to loss as a result of its involvement with First Philec Solar is limited to the carrying value of its investment.

As of April 3, 2011 and January 2, 2011, $2.9 million and $3.3 million, respectively, remained due and receivable from First Philec Solar related to the wafer slicing process of silicon ingots supplied by the Company to the joint venture. Payments to First Philec Solar for wafer slicing services of silicon ingots totaled $28.4 million and $15.5 million during the three months ended April 3, 2011 and April 4, 2010, respectively. As of April 3, 2011 and January 2, 2011, $11.0 million and $9.0 million, respectively, remained due and payable to First Philec Solar related to the purchase of silicon wafers.

The Company has concluded that it is not the primary beneficiary of the joint venture since, although the Company and First Philec are both obligated to absorb losses or have the right to receive benefits from First Philec Solar that are significant to First Philec Solar, such variable interests held by the Company do not empower it to direct the activities that most significantly impact First Philec Solar's economic performance. In reaching this determination, the Company considered the significant control exercised by First Philec over the joint venture's Board of Directors, management and daily operations.

Joint Venture with AUO SunPower Sdn. Bhd. ("AUOSP")

On May 27, 2010, the Company, through its subsidiaries SunPower Technology, Ltd. (“SPTL") and AUOSP, formerly SunPower Malaysia Manufacturing Sdn. Bhd. ("SPMY"), entered into a joint venture agreement with AUO and AU Optronics Corporation, the ultimate parent company of AUO (“AUO Taiwan”). The joint venture transaction closed on July 5, 2010. The Company, through SPTL, and AUO each own 50% of the joint venture AUOSP. AUOSP owns a solar cell manufacturing facility ("FAB 3") in Malaysia and manufactures solar cells and sells them on a “cost-plus” basis to the Company and AUO.

On July 5, 2010, the Company and AUO also entered into licensing and joint development, supply, and other ancillary transaction agreements. Through the licensing agreement, SPTL and AUO licensed to AUOSP, on a non-exclusive, royalty-free basis, certain background intellectual property related to solar cell manufacturing (in the case of SPTL), and manufacturing processes (in the case of AUO). Under the seven-year supply agreement with AUOSP, renewable by the Company for one-year periods thereafter, the percentage of AUOSP's total annual output allocated on a monthly basis to the Company, which the

Index

Company is committed to purchase, ranges from 95% in the fourth quarter of fiscal 2010 to 80% in fiscal year 2013 and thereafter. The Company and AUO have the right to reallocate supplies from time to time under a written agreement. As required under the joint venture agreement, on November 5, 2010, the Company and AUOSP entered into an agreement under which the Company will resell to AUOSP polysilicon purchased from a third-party supplier and AUOSP will provide prepayments to the Company related to such polysilicon, which prepayment will then be made by the Company to the third-party supplier (see Note 5).

The Company and AUO will not be permitted to transfer any of AUOSP's shares held by them, except to each other and to their direct or indirect wholly-owned subsidiaries. During the second half of fiscal 2010, the Company, through SPTL, and AUO each contributed total initial funding of Malaysian Ringgit 88.6 million. On March 16, 2011, both the Company and AUO each contributed an additional $20.0 million in funding and will each contribute additional amounts in fiscal 2011 to 2014 amounting to $301 million, or such lesser amount as the parties may mutually agree. In addition, if AUOSP, SPTL or AUO requests additional equity financing to AUOSP, then SPTL and AUO will each be required to make additional cash contributions of up to $50 million in the aggregate (See Note 5).

The Company has concluded that it is not the primary beneficiary of the joint venture since, although the Company and AUO are both obligated to absorb losses or have the right to receive benefits, the Company alone does not have the power to direct the activities of the joint venture that most significantly impact its economic performance. In making this determination the Company considered the shared power arrangement, including equal board governance for significant decisions, elective appointment, and the fact that both parties contribute to the activities that most significantly impact the joint venture's economic performance. As a result of the shared power arrangement the Company deconsolidated AUOSP in the third quarter of fiscal 2010 and accounts for its investment in the joint venture under the equity method.

As of April 3, 2011 and January 2, 2011, the Company had an investment of $55.9 million and $33.7 million, respectively, in AUOSP in its Condensed Consolidated Balance Sheets which represents its 50% equity investment. The Company accounts for its investment in AUOSP using the equity method in which the investment is classified as “Other long-term assets” in the Condensed Consolidated Balance Sheets. The Company accounted for its share of AUOSP's net income of $2.2 million for the three months ended January 2, 2011 in “Equity in earnings of unconsolidated investees” in the Condensed Consolidated Statement of Operations during the first quarter of fiscal 2011 due to a quarterly lag in reporting. As of April 3, 2011 and January 2, 2011, $5.8 million and $6.0 million, respectively, remained due and payable to AUOSP and $32.9 million and $7.5 million, respectively, remained due and receivable from AUOSP. Payments to AUOSP for solar cells totaled $27.9 million during the three months ended April 3, 2011. As of April 3, 2011, the Company's maximum exposure to loss as a result of its involvement with AUOSP is limited to the carrying value of its investment.

Note 7. DEBT AND CREDIT SOURCES

The following table summarizes the Company's outstanding debt as of April 3, 2011 and their related maturity dates:

		Payments Due by Period
(In thousands)	Face Value	2011 (remaining nine months)	2012	2013	2014	2015	Beyond 2015
Convertible debt:
4.50% debentures	$250,000	$—	$—	$—	$—	$250,000	$—
4.75% debentures	230,000	—	—	—	230,000	—	—
1.25% debentures	198,608	—	198,608	—	—	—	—
0.75% debentures	79	—	—	—	—	79	—
IFC mortgage loan	50,000	—	—	10,000	10,000	10,000	20,000
CEDA loan	30,000	30,000	—	—	—	—	—
Union Bank revolving credit facility	70,000	70,000	—	—	—	—	—
Société Générale revolving credit facility	106,095	106,095	—	—	—	—	—
	$934,782	$206,095	$198,608	$10,000	$240,000	$260,079	$20,000

Index

Convertible Debt

The following table summarizes the Company's outstanding convertible debt (which is additionally reflected in the table above):

	April 3, 2011			January 2, 2011
(In thousands)	Carrying Value	Face Value	Fair Value (1)	Carrying Value	Face Value	Fair Value (1)
4.50% debentures	$182,967	$250,000	$260,483	$179,821	$250,000	$230,172
4.75% debentures	230,000	230,000	240,638	230,000	230,000	215,050
1.25% debentures (2)	185,572	198,608	193,146	182,023	198,608	188,429
0.75% debentures	79	79	79	79	79	75
	$598,618	$678,687	$694,346	$591,923	$678,687	$633,726

(1)	The fair value of the convertible debt was determined based on quoted market prices as reported by an independent pricing source.

(2)
The carrying value of the 1.25% senior convertible debentures ("1.25% debentures") were reclassified from long-term liabilities to short-term liabilities within "Convertible debt, current portion" in the Condensed Consolidated Balance Sheet as of April 3, 2011 as the holders may require the Company to repurchase all of their 1.25% debentures on February 15, 2012.

4.50% Debentures

On April 1, 2010, the Company issued $220.0 million in principal amount of its 4.50% senior cash convertible debentures (“4.50% debentures”). On April 5, 2010, the initial purchasers of the 4.50% debentures exercised the $30.0 million over-allotment option in full. Interest is payable semi-annually, on March 15 and September 15 of each year, at a rate of 4.50% per annum. The 4.50% debentures mature on March 15, 2015 unless repurchased or converted in accordance with their terms prior to such date. The 4.50% debentures are convertible only into cash, and not into shares of the Company's class A common stock (or any other securities).

The embedded cash conversion option within the 4.50% debentures and the over-allotment option related to the 4.50% debentures are derivative instruments that are required to be separated from the 4.50% debentures and accounted for separately as derivative instruments (derivative liabilities) with changes in fair value reported in the Company's Condensed Consolidated Statements of Operations until such transactions settle or expire. The over-allotment option was settled on April 5, 2010, however, the embedded cash conversion option continues to require mark-to-market accounting treatment. The initial fair value liabilities of the embedded cash conversion option and over-allotment option were classified within “Other long-term liabilities” and simultaneously reduced the carrying value of “Convertible debt, net of current portion” in the Company's Condensed Consolidated Balance Sheet.

In the three months ended April 3, 2011, the Company recognized a non-cash loss of $21.9 million recorded in “Loss on mark-to-market derivatives” in the Company's Condensed Consolidated Statement of Operations related to the change in fair value of the embedded cash conversion option. In the three months ended April 4, 2010, the Company recognized a non-cash loss of $0.3 million recorded in “Loss on mark-to-market derivatives” in the Company's Condensed Consolidated Statement of Operations related to the change in fair value of the embedded cash conversion option and over-allotment option. The fair value liability of the embedded cash conversion option as of April 3, 2011 and January 2, 2011 totaled $56.7 million and $34.8 million, respectively, and is classified within “Other long-term liabilities” in the Company's Condensed Consolidated Balance Sheets.

The embedded cash conversion option is fair valued utilizing Level 2 inputs consisting of the exercise price of the instrument, the Company's class A common stock price and volatility, the risk free interest rate and the contractual term. Such derivative instruments are not traded on an open market as the banks are the counterparties to the instruments.

Significant inputs for the valuation of the embedded cash conversion option are as follows:

Index

	As of (1)
	April 3, 2011	January 2, 2011
Stock price	$17.19	$12.83
Exercise price	$22.53	$22.53
Interest rate	1.79%	1.63%
Stock volatility	47.50%	49.80%
Maturity date	February 18, 2015	February 18, 2015

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

Call Spread Overlay with Respect to 4.50% Debentures (“CSO2015”)

Concurrent with the issuance of the 4.50% debentures, the Company entered into privately negotiated convertible debenture hedge transactions (collectively, the "Bond Hedge") and warrant transactions (collectively, the "Warrants" and together with the Bond Hedge, the “CSO2015”), with certain of the initial purchasers of the 4.50% cash convertible debentures or their affiliates. The CSO2015 transaction represents a call spread overlay with respect to the 4.50% debentures. Assuming full performance by the counterparties, the transactions effectively reduce the Company's potential payout over the principal amount on the 4.50% debentures upon conversion of the 4.50% debentures.

Under the terms of the Bond Hedge, the Company bought from affiliates of certain of the initial purchasers options to acquire, at an exercise price of $22.53 per share, subject to anti-dilution adjustments, cash in an amount equal to the market value of up to 11.1 million shares of the Company's class A common stock. Under the terms of the original Warrants, the Company sold to affiliates of certain of the initial purchasers of the 4.50% cash convertible debentures warrants to acquire, at an exercise price of $27.03 per share, cash in an amount equal to the market value of up to 11.1 million shares of the Company's class A common stock. Each Bond Hedge and Warrant transaction is a separate transaction, entered into by the Company with each option counterparty, and is not part of the terms of the 4.50% debentures. On December 23, 2010, the Company amended and restated the original Warrants so that the holders would, upon exercise of the Warrants, no longer receive cash but instead would acquire up to 11.1 million shares of the Company's class A common stock.

The Bond Hedge, which is indexed to the Company's class A common stock, is a derivative instrument that requires mark-to-market accounting treatment due to the cash settlement features until such transactions settle or expire. Similarly, the original Warrants was a derivative instrument that required mark-to-market accounting treatment through December 23, 2010. The initial fair value of the Bond Hedge was classified as “Other long-term assets” in the Company's Condensed Consolidated Balance Sheet. As of April 3, 2011, the fair value of the Bond Hedge is $56.3 million, an increase of $21.8 million since January 2, 2011. The change in fair value of the Bond Hedge resulted in a mark-to-market non-cash gain of $21.8 million in “Loss on mark-to-market derivatives” in the Company's Condensed Consolidated Statement of Operations during the first quarter of fiscal 2011. In the first quarter of fiscal 2010, the change in fair value of the original CSO2015 resulted in a mark-to-market non-cash loss of $2.0 million in “Loss on mark-to-market derivatives” in the Company's Condensed Consolidated Statement of Operations.

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

Significant inputs for the valuation of the Bond Hedge at the measurement date are as follows:

Index

	As of (1)
	April 3, 2011	January 2, 2011
Stock price	$17.19	$12.83
Exercise price	$22.53	$22.53
Interest rate	1.79%	1.63%
Stock volatility	47.50%	49.80%
Credit risk adjustment	1.03%	1.25%
Maturity date	February 18, 2015	February 18, 2015

(1)
The valuation model utilizes these inputs to value the right but not the obligation to purchase one share at $22.53 for the Bond Hedge. The Company utilized a Black-Scholes valuation model to value the Bond Hedge. The underlying input assumptions were determined as follows:

(i)	Stock price. The closing price of the Company's class A common stock on the last trading day of the quarter.

(ii)	Exercise price. The exercise price of the Bond Hedge.

(iii)	Interest rate. The Treasury Strip rate associated with the life of the Bond Hedge.

(iv)	Stock volatility. The volatility of the Company's class A common stock over the life of the Bond Hedge.

(v)	Credit risk adjustment. Represents the weighted average of the credit default swap rate of the counterparties.

July 2007 Share Lending Arrangement

Concurrent with the offering of the 0.75% senior convertible debentures ("0.75% debentures"), the Company lent 1.8 million shares of its class A common stock to Credit Suisse International ("CSI"), an affiliate of Credit Suisse Securities (USA) LLC ("Credit Suisse"), one of the underwriters of the 0.75% debentures. The loaned shares are to be used to facilitate the establishment by investors in the 1.25% debentures and 0.75% debentures of hedged positions in the Company's class A common stock. The Company did not receive any proceeds from the offerings of class A common stock, but received a nominal lending fee of $0.001 per share for each share of common stock that is loaned under the share lending agreement. As of April 3, 2011 the fair value of the 1.8 million outstanding loaned shares of class A common stock was $30.9 million (based on a market price of $17.19 as of April 1, 2011).

Share loans under the share lending agreement terminate and the borrowed shares must be returned to the Company under the following circumstances: (i) CSI may terminate all or any portion of a loan at any time; (ii) the Company may terminate any or all of the outstanding loans upon a default by CSI under the share lending agreement, including a breach by CSI of any of its representations and warranties, covenants or agreements under the share lending agreement, or the bankruptcy or administrative proceeding of CSI; or (iii) if the Company enters into a merger or similar business combination transaction with an unaffiliated third party (as defined in the agreement). In addition, CSI has agreed to return to the Company any borrowed shares in its possession on the date anticipated to be five business days before the closing of certain merger or similar business combinations described in the share lending agreement. Except in limited circumstances, any such shares returned to the Company cannot be re-borrowed.

Any shares loaned to CSI are considered issued and outstanding for corporate law purposes and, accordingly, the holders of the borrowed shares have all of the rights of a holder of the Company's outstanding shares, including the right to vote the shares on all matters submitted to a vote of the Company's stockholders and the right to receive any dividends or other distributions that the Company may pay or make on its outstanding shares of class A common stock. However, CSI agreed that it will not participate in shareholder voting matters and further agreed to pay to the Company an amount equal to any dividends or other distributions that the Company pays on the borrowed shares. The shares are listed for trading on the Nasdaq Global Select Market.

While the share lending agreement does not require cash payment upon return of the shares, physical settlement is required (i.e., the loaned shares must be returned at the end of the arrangement). In view of this share return provision and other contractual undertakings of CSI in the share lending agreement, which have the effect of substantially eliminating the economic dilution that otherwise would result from the issuance of the borrowed shares, historically the loaned shares were not considered issued and outstanding for the purpose of computing and reporting the Company's basic and diluted weighted average shares or earnings per share.

The shares lent to CSI will continue to be excluded for the purpose of computing and reporting the Company's basic and diluted weighted average shares or earnings per share. If Credit Suisse or its affiliates, including CSI, were to file bankruptcy or

Index

commence similar administrative, liquidating, restructuring or other proceedings, the Company may have to consider 1.8 million shares lent to CSI as issued and outstanding for purposes of calculating earnings per share.

Other Debt and Credit Sources

There has been no significant change in the Company's remaining debt balance, composition or terms since the end of the most recently completed fiscal year end. Additional details regarding the Company's debt arrangements may be referenced from the Company's annual consolidated financial statements and notes thereto for the year ended January 2, 2011 included in its fiscal 2010 Form 10-K filed with the SEC.

Note 8. COMPREHENSIVE INCOME (LOSS)

The components of comprehensive income (loss) are as follows:

	As of
(In thousands)	April 3, 2011	January 2, 2011
Accumulated other comprehensive income (loss):
Cumulative translation adjustment	$(2,951)	$(2,761)
Net unrealized gain (loss) on derivatives	(30,402)	10,647
Net unrealized gain on investments	355	—
Deferred taxes	3,496	(4,246)
	$(29,502)	$3,640

	Three Months Ended
(In thousands)	April 3, 2011	April 4, 2010
Net income (loss)	$(2,121)	$12,573
Components of comprehensive income (loss):
Translation adjustment	(190)	171
Net unrealized gain (loss) on derivatives (Note 9)	(41,049)	25,990
Unrealized gain on investments	355	—
Income taxes	7,742	(2,954)
Net change in accumulated other comprehensive income (loss)	(33,142)	23,207
Total comprehensive income (loss)	$(35,263)	$35,780

Note 9. FOREIGN CURRENCY DERIVATIVES

The Company has non-U.S. subsidiaries that operate and sell the Company's products in various global markets, primarily in Europe. As a result, the Company is exposed to risks associated with changes in foreign currency exchange rates. It is the Company's policy to use various techniques, including entering into foreign currency derivative instruments, to manage the exposures associated with forecasted revenues, purchases of foreign sourced equipment and non-U.S. dollar denominated monetary assets and liabilities. The Company does not enter into foreign currency derivative financial instruments for speculative or trading purposes.

The Company is required to recognize derivative instruments as either assets or liabilities at fair value in its Condensed Consolidated Balance Sheets. The Company utilizes the income approach and mid-market pricing to calculate the fair value of its option and forward contracts based on market volatilities, spot and forward rates, interest rates and credit default swaps rates from published sources. The following table presents information about the Company's hedge instruments measured at fair value on a recurring basis as of April 3, 2011 and January 2, 2011, all of which utilize Level 2 inputs under the fair value hierarchy:

Index

(In thousands)	Balance Sheet Classification	April 3, 2011	January 2, 2011
Assets	Prepaid expenses and other current assets
Derivatives designated as hedging instruments:
Foreign currency option contracts		$7,772	$16,432
Foreign currency forward exchange contracts		208	16,314
		$7,980	$32,746
Derivatives not designated as hedging instruments:
Foreign currency forward exchange contracts		$9,946	$3,208

Liabilities	Accrued liabilities
Derivatives designated as hedging instruments:
Foreign currency option contracts		$12,413	$2,909
Foreign currency forward exchange contracts		9,228	3,295
		$21,641	$6,204
Derivatives not designated as hedging instruments:
Foreign currency forward exchange contracts		$68,170	$4,060

Valuations are based on quoted prices in markets that are not active or for which all significant inputs are observable, directly or indirectly. The selection of a particular technique to value an over-the-counter (“OTC”) foreign currency derivative depends upon the contractual term of, and specific risks inherent with, the instrument as well as the availability of pricing information in the market. We generally use similar techniques to value similar instruments. Valuation techniques utilize a variety of inputs, including contractual terms, market prices, yield curves, credit curves and measures of volatility. For OTC foreign currency derivatives that trade in liquid markets, such as generic forward and option contracts, inputs can generally be verified and selections do not involve significant management judgment.

The following table summarizes the amount of unrealized gain (loss) recognized in “Accumulated other comprehensive income (loss)” (“OCI”) in “Stockholders' equity” in the Condensed Consolidated Balance Sheets:

	Three Months Ended
(In thousands)	April 3, 2011	April 4, 2010
Derivatives designated as cash flow hedges:
Unrealized gain (loss) recognized in OCI (effective portion)	$(47,993)	$17,622
Less: Loss (gain) reclassified from OCI to revenue (effective portion)	3,055	(4,110)
Less: Loss reclassified from OCI to other, net (1)	3,889	—
Add: Loss reclassified from OCI to cost of revenue (effective portion)	—	12,478
Net gain (loss) on derivatives (Note 8)	$(41,049)	$25,990

(1)    During the three months ended April 3, 2011, the Company reclassified from OCI to "Other, net" a net gain totaling $0.8 million relating to transactions previously designated as effective cash flow hedges as the related forecasted transactions did not occur in the hedge period or within an additional two month time period thereafter. In addition, the Company reclassified from OCI to "Other, net" a net loss totaling $4.7 million relating to transactions previously designated as effective cash hedges as the Company concluded that the related forecasted transactions are probable not to occur in the hedge period or within an additional two month time period thereafter.

The following table summarizes the amount of gain (loss) recognized in “Other, net” in the Condensed Consolidated Statements of Operations in the three months ended April 3, 2011 and April 4, 2010:

Index

	Three Months Ended
(In thousands)	April 3, 2011	April 4, 2010
Derivatives designated as cash flow hedges:
Loss recognized in "Other, net" on derivatives (ineffective portion and amount excluded from effectiveness testing) (1)	$(12,692)	$(2,002)
Derivatives not designated as hedging instruments:
Gain (loss) recognized in "Other, net"	$(38,195)	$15,390

(1)
The amount of loss recognized related to the ineffective portion of derivatives was insignificant. This amount also includes a net $3.9 million loss reclassified from OCI to “Other, net” relating to transactions previously designated as effective cash flow hedges which did not occur or were now probable not to occur in the hedge period or within an additional two month time period thereafter.

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

As of April 3, 2011, the Company had designated outstanding cash flow hedge option contracts and forward contracts with an aggregate notional value of $430.2 million and $363.0 million, respectively. The maturity dates of the outstanding contracts as of April 3, 2011 range from April to December 2011. During the first quarter of fiscal 2011, the Company entered into additional designated cash flow hedges to protect certain portions of its anticipated non-functional currency cash flows related to foreign denominated revenues. As of January 2, 2011, the Company had designated outstanding hedge option contracts and forward contracts with an aggregate notional value of $358.9 million and $534.7 million, respectively. The Company designates either gross external or intercompany revenue up to its net economic exposure. These derivatives have a maturity of one year or less and consist of foreign currency option and forward contracts. The effective portion of these cash flow hedges are reclassified into revenue when third party revenue is recognized in the Condensed Consolidated Statements of Operations.

The Company expects to reclassify substantially all of its net losses related to these option and forward contracts that are included in accumulated other comprehensive loss as of April 3, 2011 to revenue in fiscal 2011. Cash flow hedges are tested for effectiveness each period based on changes in the spot rate applicable to the hedge contracts against the present value period to period change in spot rates applicable to the hedged item using regression analysis. The change in the time value of the options as well as the cost of forward points (the difference between forward and spot rates at inception) on forward exchange contracts are excluded from the Company's assessment of hedge effectiveness. The premium paid or time value of an option whose strike price is equal to or greater than the market price on the date of purchase is recorded as an asset in the Condensed Consolidated Balance Sheets. Thereafter, any change to this time value and the cost of forward points is included in “Other, net” in the Condensed Consolidated Statements of Operations.

Under hedge accounting rules for foreign currency derivatives, the Company is required to reflect mark-to-market gains and losses on its hedged transactions in accumulated other comprehensive income (loss) rather than current earnings until the hedged transactions occur. However, if the Company determines that the anticipated hedged transactions are probable not to occur, it must immediately reclassify any cumulative market gains and losses into its Condensed Consolidated Statement of Operations. During the three months ended April 3, 2011, the Company determined that certain anticipated hedged transactions are probable not to occur due, in part, to the announcement of the feed-in-tariff changes in Italy. As a result, a loss of $3.9 million was reclassified from accumulated other comprehensive income (loss) to "Other, net" in the Company's Condensed Consolidated Statement of Operations.

Non-Designated Derivatives Hedging Transaction Exposure

Other derivatives not designated as hedging instruments consist of forward contracts used to hedge re-measurement of

Index

foreign currency denominated monetary assets and liabilities primarily for intercompany transactions, receivables from customers, prepayments to suppliers and advances received from customers, and payables to third parties. Changes in exchange rates between the Company's subsidiaries' functional currencies and the currencies in which these assets and liabilities are denominated can create fluctuations in the Company's reported consolidated financial position, results of operations and cash flows. The Company enters into forward contracts, which are originally designated as cash flow hedges, and de-designates them upon recognition of the anticipated transaction to protect resulting non-functional currency monetary assets. These forward contracts as well as additional forward contracts are entered into to hedge foreign currency denominated monetary assets and liabilities against the short-term effects of currency exchange rate fluctuations. The Company records its derivative contracts that are not designated as hedging instruments at fair value with the related gains or losses recorded in “Other, net” in the Condensed Consolidated Statements of Operations. The gains or losses on these contracts are substantially offset by transaction gains or losses on the underlying balances being hedged. As of April 3, 2011 and January 2, 2011, the Company held forward contracts with an aggregate notional value of $566.6 million and $934.8 million, respectively, to hedge balance sheet exposure. These forward contracts have maturities of three month or less.

Credit Risk

The Company's option and forward contracts do not contain any credit-risk-related contingent features. The Company is exposed to credit losses in the event of nonperformance by the counterparties of its option and forward contracts. The Company enters into derivative contracts with high-quality financial institutions and limits the amount of credit exposure to any single counterparty. In addition, the derivative contracts are limited to a time period of less than one year and the Company continuously evaluates the credit standing of its counterparties.

Note 10. INCOME TAXES

In the three months ended April 3, 2011, the Company's income tax benefit of $15.8 million on a loss before income taxes and equity in earnings of unconsolidated investees of $25.1 million was primarily due to domestic and foreign losses in certain jurisdictions, nondeductible amortization of purchased intangible assets, non deductible equity compensation, amortization of debt discount from convertible debentures, mark-to-market fair value adjustments, changes in the valuation allowance on deferred tax assets and discrete stock option deductions. In the three months ended April 4, 2010, the Company's income tax benefit was $30.9 million on a loss before income taxes and equity in earnings of unconsolidated investees of $21.4 million primarily due to domestic and foreign income losses in certain jurisdictions, nondeductible amortization of purchased intangible assets, non deductible equity compensation, amortization of debt discount from convertible debentures and discrete stock option deductions. The Company’s interim period tax provision or benefit is estimated based on the expected annual worldwide tax rate and takes into account the tax effect of discrete items.

Index

Note 11. NET INCOME (LOSS) PER SHARE OF CLASS A AND CLASS B COMMON STOCK

The Company calculates net income per share under the two-class method. Under the two-class method, net income per share is computed by dividing earnings allocated to common stockholders by the weighted average number of common shares outstanding for the period. In applying the two-class method, earnings are allocated to both classes of common stock and other participating securities based on their respective weighted average shares outstanding during the period. No allocation is generally made to other participating securities in the case of a net loss per share.

Basic weighted average shares is computed using the weighted average of the combined class A and class B common stock outstanding. Class A and class B common stock are considered equivalent securities for purposes of the earnings per share calculation because the holders of each class are legally entitled to equal per share distributions whether through dividends or in liquidation. The Company's outstanding unvested restricted stock awards are considered participating securities as they may participate in dividends, if declared, even though the awards are not vested. As participating securities, the unvested restricted stock awards are allocated a proportionate share of net income, but excluded from the basic weighted average shares. Diluted weighted average shares is computed using basic weighted average shares plus any potentially dilutive securities outstanding during the period using the if-converted method and treasury-stock-type method, except when their effect is anti-dilutive. Potentially dilutive securities include stock options, restricted stock units, senior convertible debentures and amended warrants associated with the CSO2015.

The following is a summary of other outstanding anti-dilutive potential common stock:

Index

	As of
(In thousands)	April 3, 2011	April 4, 2010
Stock options	1,168	394
Restricted stock units	3,488	1,061
Warrants (under the CSO2015)	*	N/A
4.75% debentures	8,712	8,712
1.25% debentures	*	*
0.75% debentures	*	*

(1)     As a result of the net loss per share for the three months ended April 3, 2011, the inclusion of all potentially dilutive stock options, restricted stock units, and common shares under the 4.75% debentures would be anti-dilutive, therefore, those shares were excluded from the computation of the weighted-average shares for diluted net loss per share.

*     The Company's average stock price during the three months ended April 3, 2011 and April 4, 2010 did not exceed the conversion price for the amended warrants (under the CSO2015), 1.25% debentures and 0.75% debentures and were thus non-dilutive in both quarters.

The following table presents the calculation of basic and diluted net income (loss) per share:

	Three Months Ended
(In thousands, except per share amounts)	April 3, 2011	April 4, 2010
Basic net income (loss) per share:
Net income (loss)	$(2,121)	$12,573
Less: undistributed earnings allocated to unvested restricted stock awards (1)	—	(30)
Net income (loss) available to common stockholders	$(2,121)	$12,543

Basic weighted-average common shares	96,453	95,154

Basic net income (loss) per share	$(0.02)	$0.13

Diluted net income (loss) per share:
Net income (loss)	$(2,121)	$12,573
Less: undistributed earnings allocated to unvested restricted stock awards (1)	—	(29)
Net income (loss) available to common stockholders	$(2,121)	$12,544

Basic weighted-average common shares	96,453	95,154
Effect of dilutive securities:
Stock options	—	1,214
Restricted stock units	—	104
Diluted weighted-average common shares	96,453	96,472

Diluted net income (loss) per share	$(0.02)	$0.13

(1)    Losses are not allocated to unvested restricted stock awards because such awards do not contain an obligation to participate in losses.

Holders of the Company's 4.75% senior convertible debentures ("4.75% debentures") may convert the debentures into shares of the Company's class A common stock, at the applicable conversion rate, at any time on or prior to maturity. The 4.75% debentures are included in the calculation of diluted net income per share if their inclusion is dilutive under the if-converted method. In the first quarter of fiscal 2011 and 2010, there were no dilutive potential common shares under the 4.75%

Index

debentures.

Holders of the Company's 1.25% debentures and 0.75% debentures may, under certain circumstances at their option, convert the debentures into cash and, if applicable, shares of the Company's class A common stock at the applicable conversion rate, at any time on or prior to maturity. The 1.25% debentures and 0.75% debentures are included in the calculation of diluted net income per share if their inclusion is dilutive under the treasury-stock-type method. The Company's average stock price during the three months ended April 3, 2011 and April 4, 2010 did not exceed the conversion price for the 1.25% debentures and 0.75% debentures. Under the treasury-stock-type method, the Company's 1.25% debentures and 0.75% debentures will generally have a dilutive impact on net income per share if the Company's average stock price for the period exceeds the conversion price for the debentures.

Holders of the Company's 4.50% debentures may, under certain circumstances at their option, convert the debentures into cash, and not into shares of the Company's class A common stock (or any other securities). Therefore, the 4.50% debentures are excluded from the net income per share calculation. Upon exercise of the amended warrants (under the CSO2015), holders will acquire, at an exercise price of $27.03 per share, up to 11.1 million shares of the Company's class A common stock (see Note 7). If the market price per share of the Company's class A common stock exceeds the exercise price of $27.03 per share, the amended warrants will have a dilutive effect on its dilutive net income per share using the treasury-stock-type method.

Note 12. STOCK-BASED COMPENSATION

The following table summarizes the consolidated stock-based compensation expense by line item in the Condensed Consolidated Statements of Operations:

	Three Months Ended
(In thousands)	April 3, 2011	April 4, 2010
Cost of UPP revenue	$885	$1,191
Cost of R&C revenue	1,036	1,491
Research and development	1,769	1,683
Sales, general and administrative	9,473	6,443
	$13,163	$10,808

The following table summarizes the consolidated stock-based compensation expense by type of awards:

	Three Months Ended
(In thousands)	April 3, 2011	April 4, 2010
Employee stock options	$460	$877
Restricted stock awards and units	14,826	10,815
Change in stock-based compensation capitalized in inventory	(2,123)	(884)
	$13,163	$10,808

Note 13. SEGMENT AND GEOGRAPHICAL INFORMATION

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

Index

	Three Months Ended
(As a percentage of total revenue)	April 3, 2011	April 4, 2010
Revenue by geography:
North America	45%	30%
Europe:
Italy	17	18
Germany	5	18
France	16	11
Other	5	13
Rest of world	12	10
	100%	100%
Revenue by segment (in thousands):
Utility and power plants	$245,909	$144,094
Residential and commercial	205,509	203,180

Cost of revenue by segment (in thousands):
Utility and power plants (as reviewed by CODM)	$201,639	$109,147
Amortization of intangible assets	102	689
Stock-based compensation expense	885	1,191
Non-cash interest expense	385	401
Utility and power plants	$203,011	$111,428

Residential and commercial (as reviewed by CODM)	$158,007	$159,986
Amortization of intangible assets	193	2,124
Stock-based compensation expense	1,036	1,491
Non-cash interest expense	649	502
Residential and commercial	$159,885	$164,103

Gross margin by segment:
Utility and power plants (as reviewed by CODM)	18%	24%
Residential and commercial (as reviewed by CODM)	23%	21%
Utility and power plants	17%	23%
Residential and commercial	22%	19%

		Three Months Ended
(As a percentage of total revenue)		April 3, 2011	April 4, 2010
Significant Customers:	Business Segment
Customer A	Utility and power plants	11%	*

* denotes less than 10% during the period

Note 14. SUBSEQUENT EVENTS

Tender Offer

On May 2, 2011 the Company filed a current report on Form 8-K summarizing and attaching as exhibits the agreements described below. Please refer to the full text of such current report for more detail on these agreements and the text thereof. The summaries set forth below do not purport to be complete, and are qualified in its entirety by reference to the full text of such agreements attached as exhibits to such current Report on Form 8-K, which are incorporated herein by reference.

Tender Offer Agreement

Index

On April 28, 2011, the Company and Total Gas & Power USA, SAS, a French société par actions simplifiée (the “Purchaser”), a wholly-owned subsidiary of Total S.A., a French société anonyme (the “Parent”), entered into a Tender Offer Agreement (the “Tender Offer Agreement”). Pursuant to the Tender Offer Agreement, on May 3, 2011, Purchaser commenced a cash tender offer to acquire up to 60% of the Company's outstanding shares of class A common stock and up to 60% of the Company's outstanding shares of class B common stock (the “Tender Offer”) at a price of $23.25 per share for each class. The consummation of the Tender Offer is subject to customary closing conditions, including a minimum of 50% of the outstanding shares of each of the class A common stock and class B common stock being tendered, clearance by U.S. and European Union antitrust authorities, and other customary closing conditions. On May 9, 2011 the U.S. Federal Trade Commission granted us and the Parent early termination of the waiting period otherwise required for the parties to achieve U.S. antitrust approval. The Company has agreed, pursuant to the Tender Offer Agreement, to pay a termination fee to Purchaser equal to the sum of (i) $42.5 million plus (ii) Purchaser's transaction expenses up to $2.5 million in certain circumstances, including with respect to accepting an unsolicited alternative proposal that is superior to the transaction with Purchaser. In connection with the Tender Offer, Parent filed a Tender Offer Statement on Schedule TO and the Company filed a Solicitation/Recommendation Statement on Schedule 14D-9 with the SEC, which contained additional information about the Tender Offer. Those documents were also mailed to the Company's stockholders.

Tender Offer Agreement Guaranty

In connection with the Tender Offer Agreement, Parent entered into a guaranty (the “Tender Offer Agreement Guaranty”) pursuant to which Parent unconditionally guarantees the full and prompt payment obligations under the Tender Offer Agreement and the full and prompt performance of all of Purchaser's representations, warranties, covenants, duties and agreements contained in the Tender Offer Agreement. The maximum aggregate liability to Parent under the Tender Offer Guaranty, however, will not be more than the value of the shares of class A common stock and class B common stock that are subject to the Tender Offer, based on the offer price.

Credit Support Agreement

In connection with the Tender Offer, the Company and Parent entered into a Credit Support Agreement (the “Credit Support Agreement”) under which Parent has agreed to enter into one or more guarantee agreements (each a “Guaranty”) with banks providing letter of credit facilities to the Company in support of certain Company businesses and other permitted purposes. Parent will guarantee the payment to the applicable bank of the Company's obligation to reimburse a draw on a letter of credit and pay interest thereon in accordance with the letter of credit facility between such bank and the Company. The Credit Support Agreement will become effective on the date on which the acceptance for payment by Purchaser of shares pursuant to the Tender Offer occurs (the “CSA Effective Date”). Under the Credit Support Agreement, at any time from the CSA Effective Date until the fifth anniversary of the CSA Effective Date, the Company may request that Parent provide a Guaranty in support of the Company's payment obligations with respect to a letter of credit facility. Parent is required to issue and enter into the Guaranty requested by the Company, subject to certain terms and conditions that may be waived by Parent, and subject to certain other conditions.

In consideration for the commitments of Parent, the Company is required to pay Parent a guarantee fee for each letter of credit that is the subject of a Guaranty and was outstanding for all or part of the preceding calendar quarter.

The Company is also required to reimburse Parent for payments made under any Guaranty, plus interest, and certain expenses of Parent, plus interest.

The Company has agreed to undertake certain actions, including, but not limited to, ensuring that the payment obligations of the Company to Parent rank at least equal in right of payment with all of the Company's other present and future indebtedness, other than certain permitted secured indebtedness. The Company has also agreed to refrain from taking certain actions, including refraining from making any equity distributions so long as it has any outstanding repayment obligation to Parent resulting from a draw on a guaranteed letter of credit.

The Credit Support Agreement will terminate after the later of the payment in full of all obligations thereunder and the termination or expiration of each Guaranty provided thereunder following the fifth anniversary of the CSA Effective Date. In addition, the Credit Support Agreement will terminate automatically and be of no further force or effect upon the Tender Offer Agreement being terminated in accordance with its terms.

Affiliation Agreement

In connection with the Tender Offer, the Company and Purchaser entered into an Affiliation Agreement that will govern

Index

the relationship between Purchaser and the Company following the closing of the Tender Offer (the “Affiliation Agreement”). Following the closing of the Tender Offer and until the expiration of a standstill period (the “Standstill Period”), Purchaser, Parent, any of their respective affiliates and certain other related parties (the “Total Group”) may not effect, seek, or enter into discussions with any third party regarding any transaction that would result in the Total Group beneficially owning shares of the Company in excess certain thresholds, or request the Company or the Company's independent directors, officers or employees, to amend or waive any of the standstill restrictions applicable to the Total Group.

The Affiliation Agreement also imposes certain limitations on the Total Group's ability to seek to effect a tender offer or merger to acquire 100% of the outstanding voting power of the Company.

During the Standstill Period (as defined in the Affiliation Agreement), no member of the Total Group may, among other things, solicit proxies or become a participant in an election contest relating to the election of directors to the Company's Board of Directors.

The Affiliation Agreement also imposes certain limitations on the Total Group's ability to transfer 40% or more of outstanding shares or voting power of the Company to a single person or group that is not a direct or indirect subsidiary of Parent.

Under the Affiliation Agreement, Purchaser has a right to maintain its percentage ownership in connection with any new securities issued by the Company, and Purchaser may also purchase shares on the open market or in private transactions with disinterested stockholders, subject in each case to certain restrictions.

Immediately after the consummation of the Tender Offer, the Company's Board of Directors will be expanded to eleven persons, composed of the Chief Executive Officer of the Company (who will also serve as the chairman of the Company's Board of Directors), four current members of the Company's Board of Directors, and six directors designated by the Purchaser. Directors designated by the Purchaser will also be able to serve on certain committees of the Company's Board of Directors. On the first anniversary of the consummation of the Offer, the size of the Company's Board of Directors will be reduced to nine members and one non-Purchaser designated director and one director designated by the Purchaser will resign from the Company's Board of Directors. If the Total Group's ownership of Company common stock declines, the number of members of the Company's Board of Directors that the Purchaser is entitled to nominate to the Company's Board of Directors will be reduced as set forth in the Affiliation Agreement.

The Affiliation Agreement also imposes certain restrictions with respect to the Company's and the Company's Board of Director's ability to take certain actions.

Affiliation Agreement Guaranty

Parent has entered into a guaranty (the “Affiliation Agreement Guaranty”) pursuant to which Parent unconditionally guarantees the full and prompt payment of Parent's, Purchaser's and each of Parent's direct and indirect subsidiaries' payment obligations under the Affiliation Agreement and the full and prompt performance of Parent's, Purchaser's and each of Parent's direct and indirect subsidiaries' representations, warranties, covenants, duties and agreements contained in the Affiliation Agreement.

Research & Collaboration Agreement

In connection with the Tender Offer, Purchaser and the Company have entered into a Research & Collaboration Agreement (the “R&D Agreement”) that establishes a framework under which they may engage in long-term research and development collaboration (“R&D Collaboration”). The R&D Collaboration is expected to encompass a number of different long-term projects and short- or medium-term projects (“R&D Projects”), with a focus on advancing technologies in the area of photovoltaics. The primary purpose of the R&D Collaboration is to (i) maintain and expand the Company's technology position in the crystalline silicon domain; (ii) ensure the Company's industrial competitiveness in the short, mid and long term; and (iii) prepare for the future and guarantee a sustainable position for both the Company and Purchaser to be best-in-class industry players.

The R&D Agreement contemplates a joint committee (the “R&D Strategic Committee”) that will identify, plan and manage the R&D Collaboration. Due to the impracticability of anticipating and establishing all of the legal and business terms that will be applicable to the R&D Collaboration or to each R&D Project, the R&D Agreement sets forth broad principles applicable to the parties' potential R&D Collaboration, and Purchaser and the Company expect that the R&D Strategic Committee will establish the particular terms governing each particular R&D Project consistent with the terms set forth in

Index

R&D Agreement.

Registration Rights Agreement

In connection with the Offer, Purchaser and the Company entered into a customary registration rights agreement (the “Registration Rights Agreement”) related to Purchaser's ownership of Company shares. The Registration Rights Agreement provides Purchaser with shelf registration rights, subject to certain customary exceptions, and up to two demand registration rights in any 12-month period, also subject to certain customary exceptions. Purchaser also has certain rights to participate in any registrations of securities initiated by the Company. The Company will generally pay all costs and expenses incurred by the Company and Purchaser in connection with any shelf or demand registration (other than selling expenses incurred by Purchaser). The Company and Purchaser have also agreed to certain indemnification rights. The Registration Rights Agreement terminates on the first date on which (i) the shares held by Purchaser constitute less than 5% of the then-outstanding common stock, (ii) all securities held by Purchaser may be immediately resold pursuant to Rule 144 promulgated under the Exchange Act during any 90-day period without any volume limitation or other restriction, or (iii) the Company ceases to be subject to the reporting requirements of the Exchange Act.

Stockholder Rights Plan

On April 28, 2011, prior to the execution of the Tender Offer Agreement, the Company entered into an amendment (the “Rights Agreement Amendment”) to the Rights Agreement, dated August 12, 2008, by and between the Company and Computershare Trust Company, N.A., as Rights Agent (the “Rights Agreement”), in order to, among other things, render the rights therein inapplicable to each of (i) the approval, execution or delivery of the Tender Offer Agreement, (ii) the commencement or consummation of the Tender Offer, (iii) the consummation of the other transactions contemplated by the Tender Offer Agreement and the related agreements, or (iv) the public or other announcement of any of the foregoing.

The Tender Offer Agreement, Tender Offer Agreement Guaranty, Credit Support Agreement, Affiliation Agreement, Affiliation Agreement Guaranty, Research and Collaboration Agreement, Registration Rights Agreement, and Rights Agreement Amendment are attached to, and more fully described in, the Company's Form 8-K as filed with the SEC on May 2, 2011, and are also attached as exhibits to this Quarterly Report on Form 10-Q.

Index

Item 2.         Management's Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are statements that do not represent historical facts and the assumptions underlying such statements. We use words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “potential,” “should,” “will,” “would,” and similar expressions to identify forward-looking statements. Forward-looking statements in this Quarterly Report on Form 10-Q include, but are not limited to, our plans and expectations regarding future financial results, expected operating results, business strategies, projected costs, products, ability to monetize utility projects, competitive positions, management’s plans and objectives for future operations, the sufficiency of our cash and our liquidity, our ability to obtain financing, the success of our joint ventures, expected capital expenditures, warranty matters, outcomes of litigation, our exposure to foreign exchange, interest and credit risk, general business and economic conditions, industry trends, impact of the decree on the Italian feed-in tariff program, the likelihood of any impairment of project assets, goodwill and intangible assets, the expected timing and our ability to satisfy the closing conditions, including regulatory approval, of the proposed tender offer from Total Gas & Power USA S.A.S. ("Total"), and the expected benefits from such tender offer and the related agreements with Total and its affiliates. These forward-looking statements are based on information available to us as of the date of this Quarterly Report on Form 10-Q and current expectations, forecasts and assumptions and involve a number of risks and uncertainties that could cause actual results to differ materially from those anticipated by these forward-looking statements. Such risks and uncertainties include a variety of factors, some of which are beyond our control. Please see “Part II. Item 1A: Risk Factors” herein and our other filings with the Securities and Exchange Commission ("SEC"), including our Annual Report on Form 10-K for the year ended January 2, 2011 (the "fiscal 2010 Form 10-K"), for additional information on risks and uncertainties that could cause actual results to differ. These forward-looking statements should not be relied upon as representing our views as of any subsequent date, and we are under no obligation to, and expressly disclaim any responsibility to, update or alter our forward-looking statements, whether as a result of new information, future events or otherwise.

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

Index

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

Business Segments Overview

Our President and Chief Executive Officer, as the chief operating decision maker (“CODM”), has organized our company and manages resource allocations and measures performance of our company's activities between two business segments: the Utility and Power Plants ("UPP") Segment and the Residential and Commercial ("R&C") Segment. Our UPP Segment refers to our large-scale solar products and systems business, which includes power plant project development and project sales, turn-key engineering, procurement and construction (“EPC”) services for power plant construction, and power plant operations and maintenance (“O&M”) services. Our UPP Segment also sells components, including large volume sales of solar panels and mounting systems to third parties, often on a multi-year, firm commitment basis. Our R&C Segment focuses on solar equipment sales into the residential and small commercial market through our third-party global dealer network, as well as direct sales and EPC and O&M services in the United States for rooftop and ground-mounted solar power systems for the new homes, commercial and public sectors.

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

Tender Offer

On April 28, 2011, we and Total, a wholly-owned subsidiary of Total S.A., a French société anonyme (the “Parent”), entered into a Tender Offer Agreement (the “Tender Offer Agreement”). Pursuant to the Tender Offer Agreement, on May 3, 2011, Total commenced a cash tender offer to acquire up to 60% of our outstanding shares of class A common stock and up to 60% of our outstanding shares of class B common stock (the “Tender Offer”) at a price of $23.25 per share for each class. The consummation of the Tender Offer is subject to customary closing conditions, including a minimum of 50% of the outstanding shares of each of the class A common stock and class B common stock being tendered, clearance by U.S. and European Union antitrust authorities, and other customary closing conditions. On May 9, 2011 the U.S. Federal Trade Commission granted us

Index

and the Purchaser early termination of the waiting period otherwise required for the parties to achieve U.S. antitrust approval.

2011 Outlook: Italian Feed-in Tariff

On March 3, 2011, the Italian government passed a new legislative decree stating that the current solar feed-in tariff ("FIT") would conclude on May 31, 2011 and that Italy would adopt a new FIT on June 1, 2011. The details of the new FIT program were not included in the legislative decree. The decree also set forth a future limit on the construction of solar plants on agricultural land. These announcements, and the surrounding uncertainty around implementation details of the next FIT, had a materially negative effect on the market for solar systems in Italy. Some solar projects planned for 2011 were delayed in the first quarter of fiscal 2011, which has driven down demand and average selling prices for our solar panels thereby increasing inventories on hand and reducing our cash and cash equivalents. On May 5, 2011, the Italian government announced a legislative decree which defines the revised FIT and the transition process from the current FIT to the next FIT beginning June 1, 2011. The enactment of this decree will likely cause our revenue to decline in Italy and adversely affect our future financial results.

We have tangible project assets on our Condensed Consolidated Balance Sheets related to capitalized costs incurred in connection with the development of solar power systems, including those being developed in Italy. Project assets consist primarily of capitalized costs relating to solar power system projects in various stages of development that we incur prior to the sale of the solar power system to a third party. These costs include costs for land and costs for developing and constructing a solar power system. Our review of our currently active projects did not indicate any impairment of project assets that we either plan to develop and commercialize or sell prior to development and commercialization. However, these project assets could become impaired if there are changes in the fair value of these capitalized costs upon the actual implementation of the new FIT. For example, our project assets could become impaired if the amount of applications exceeds the amount of any limits set forth in the final legislation. If these project assets become impaired, we may write-down or write-off some or all of the capitalized project assets which would have an adverse impact on our financial results in the period in which the loss is recognized.

In addition, we have significant goodwill and intangible assets on our Condensed Consolidated Balance Sheets, of which the majority of the carrying value of intangible assets relates to strategic acquisitions of EPC and O&M project pipelines in Europe. We review our goodwill and intangible assets for impairment whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. Triggering events for an impairment review may include indicators such as the availability, reduction, modification or elimination of government and economic incentives, adverse industry or economic trends, lower than projected operating results or cash flows, or a sustained decline in our stock price or market capitalization. During the three months ended April 3, 2011, we changed our internal reporting structure and re-aligned the reporting units in our UPP segment to create the following reporting units: UPP-International and UPP-Americas. The new FIT in Italy announced in March 2011 represented a triggering event which caused us to review the carrying values of our goodwill and intangible assets allocated to the UPP-International reporting unit. In reviewing whether there was an impairment, we considered the discounted cash flows from the UPP-International reporting unit using the income approach and reconciled this value to an implied enterprise value based upon our recently announced transaction with Total.  Based upon that review, there was no impairment goodwill and intangible assets allocated to the UPP-International reporting unit. As of April 3, 2011, the UPP-International reporting unit has goodwill and intangible assets of $93.8 million and $51.4 million, respectively, and a fair value which is not significantly different from its book value. This reporting unit could become impaired if there are additional changes in the fair value of this reporting unit upon the actual implementation of the new FIT. These changes could result from, among other items, the application of any limits of construction of solar power parks, customer and market reactions to the implementation of the FIT, and decreases in the valuation premiums for our company or solar companies in general. These factors could impact the fair market value of our UPP-International reporting unit as well as projected profitability of the acquired project pipeline in Italy, which could result in significant write-downs of goodwill and intangible assets and a significant non-cash charge to earnings and lower stockholders' equity.

Critical Accounting Policies and Estimates

These condensed consolidated financial statements and accompanying notes should be read in conjunction with our annual consolidated financial statements and notes thereto contained in the fiscal 2010 Form 10-K.

There have been no significant changes in our significant accounting policies for the three months ended April 3, 2011, as compared to the significant accounting policies described in the fiscal 2010 Form 10-K. Further, there has been no issued accounting guidance not yet adopted by us that we believe is material, or is potentially material, to our condensed consolidated financial statements.

Index

Results of Operations

Revenue

	Three Months Ended
(In thousands)	April 3, 2011	April 4, 2010
Utility and power plants	$245,909	$144,094
Residential and commercial	205,509	203,180
Total revenue	$451,418	$347,274

Total Revenue:  During the three months ended April 3, 2011 and April 4, 2010, our total revenue was $451.4 million and $347.3 million, respectively, an increase of 30% period over period. The increase in our total revenue during the three months ended April 3, 2011 compared to the same period in fiscal 2010 is attributable to revenue related to the development of several large scale projects in North America and Europe, as well as the continuous growth of our third-party global dealer network. In the first quarter of fiscal 2011, we recognized revenue on 132.8 MW of solar power products sold through both our UPP and R&C Segments as compared to 92.9 MW sold during the comparable period in fiscal 2010, representing an increase of 43%. The increase in our total revenue was partially offset by declining average selling prices and mix of our solar power products.

Sales outside North America represented 55% and 70% of total revenue for the three months ended April 3, 2011 and April 4, 2010, respectively. The shift in revenue by geography in the three months ended April 3, 2011 as compared to the three months ended April 4, 2010 is due to increasing demand in the United States for our solar power products due to additional federal and state initiatives supporting attractive solar incentives within the residential, commercial and utility sectors, offset by a slowdown in project development and component shipments in Italy due to the change in the FIT.

Concentrations: We had one customer that accounted for 10 percent or more of total revenue in the three months ended April 3, 2011. No customers accounted for 10 percent or more of total revenue in the three months ended April 4, 2010.

		Three Months Ended
(As a percentage of total revenue)		April 3, 2011	April 4, 2010
Significant Customer:	Business Segment
Customer A	Utility and power plants	11%	*

*     denotes less than 10% during the period

UPP Revenue: UPP revenue for the three months ended April 3, 2011 and April 4, 2010 was $245.9 million and $144.1 million, respectively, which accounted for 54% and 41%, respectively, of total revenue. UPP revenue for the three months ended April 3, 2011 increased 71% as compared to the three months ended April 4, 2010 due to revenue related to large scale projects completed or under construction in North America and Europe, including projects acquired as part of our strategic acquisition in March 2010, as well as increased sales through our components business.

In the first quarter of fiscal 2011, our UPP revenue was driven by 43.1 MW of component sales, primarily in Europe and Japan. Revenue was additionally recognized under the percentage-of-completion method for several power plants including a 20 MW solar power plant in Ontario, Canada, and three power plants under construction in Italy totaling 7 MW of which significant construction was completed during the quarter.

In the first quarter of fiscal 2010, our UPP revenue was driven by 36.4 MW of component sales, primarily in Europe and Japan. Revenue was additionally recognized under the percentage-of-completion method for several power plants that were at or nearing completion in Florida and Italy.

R&C Revenue:  R&C revenue for the three months ended April 3, 2011 and April 4, 2010 was $205.5 million and $203.2 million, respectively, or 46% and 59%, respectively, of total revenue. R&C revenue for the three months ended April 3, 2011 increased 1% as compared to the three months ended April 4, 2010 due to growing demand for our solar power products in the residential and commercial markets, specifically in rooftop and ground-mounted commercial projects in North America, partially offset by the change in the Italy FIT which negatively influenced overall demand in and timing of customers' buying decisions in that region and by declining average selling prices.

Index

In the first quarter of fiscal 2011, our R&C revenue was primarily driven by demand in solar equipment sales into the residential and small commercial market in North America and Europe through our third-party global dealer network. Our third-party global dealer network was composed of more than 1,600 dealers worldwide at the end of the first quarter in fiscal 2011, an increase of approximately 600 dealers from the first quarter in fiscal 2010. R&C revenue was additionally driven by strong demand in large commercial projects in North America, particularly the United States, due to federal, state and local initiatives supporting solar power projects.

In the first quarter of fiscal 2010, our R&C revenue was primary driven by demand for our solar power products in the United States, Germany and Italy through our third-party global dealer network which was composed of more than 1,000 dealers wordwide at the end of the first quarter in fiscal 2010.

Cost of Revenue

	Three Months Ended
	UPP		R&C		Consolidated
(Dollars in thousands)	April 3, 2011	April 4, 2010	April 3, 2011	April 4, 2010	April 3, 2011	April 4, 2010
Amortization of other intangible assets	$102	$689	$193	$2,124	$295	$2,813
Stock-based compensation	885	1,191	1,036	1,491	1,921	2,682
Non-cash interest expense	385	401	649	502	1,034	903
Materials and other cost of revenue	201,639	109,147	158,007	159,986	359,646	269,133
Total cost of revenue	$203,011	$111,428	$159,885	$164,103	$362,896	$275,531
Total cost of revenue as a percentage of revenue	83%	77%	78%	81%	80%	79%
Total gross margin percentage	17%	23%	22%	19%	20%	21%

Total Cost of Revenue: Our cost of revenue will fluctuate from period to period due to the mix of projects completed and recognized as revenue, in particular between large utility projects and large commercial installation projects. The cost of solar panels is the single largest cost element in our cost of revenue. Other cost of revenue associated with the construction of solar power systems includes real estate, mounting systems, inverters, third-party contract manufacturer costs and construction subcontract and dealer costs. In addition, other factors contributing to cost of revenue include amortization of other intangible assets, stock-based compensation, depreciation, provisions for estimated warranty claims, salaries, personnel-related costs, freight, royalties, facilities expenses and manufacturing supplies associated with contracting revenue and solar cell fabrication as well as factory pre-operating costs associated with our manufacturing facilities.

We are seeking to reduce our cost of revenue over time through various cost reduction efforts, including improving our manufacturing processes, entering into long-term supply agreements, and growing our business to attain economies of scale on fixed costs. An expected reduction in cost of revenue based on manufacturing efficiencies, however, could be partially or completely offset by increased raw material costs.

During the three months ended April 3, 2011, our two solar cell manufacturing facilities produced 157.6 MW as compared to the three months ended April 4, 2010 when we produced 135.4 MW. Our manufacturing cost per watt decreased in the three month ended April 3, 2011 as compared to the three months ended April 4, 2010 due to lower material cost and better material utilization as well as higher volume, resulting in increased economies of scale in production. We are working with our suppliers and partners along all steps of the value chain to reduce costs by improving manufacturing technologies and expanding economies of scale.

During the three months ended April 3, 2011 and April 4, 2010, total cost of revenue was $362.9 million and $275.5 million, respectively, which represented an increase of 32% period over period. The increase in total cost of revenue corresponds with the increase of 30% in total revenue during the three months ended April 3, 2011 compared to the three months ended April 4, 2010. As a percentage of total revenue, total cost of revenue increased to 80% in the three months ended April 3, 2011 as compared to 79% in the three months ended April 4, 2010. The increase in total cost of revenue as a percentage of total revenue is primarily due to: (i) a 43% increase in total MW of solar power products sold as well as an overall reduction

Index

in average selling prices of our solar power products; (ii) an increase in costs on certain power plant projects under construction coupled with a shift in revenue by segment, specifically, a 13% increase in UPP revenue as a percentage of total revenue, which has experienced lower gross margins period over period as described below; and (iii) additional anticipated costs associated with the ramp up of AUO SunPower Sdn. Bhd's ("AUOSP") solar cell manufacturing facility ("FAB 3") which became operational in December 2010. The increase in total cost of revenue as a percentage of revenue was partially offset by a reduction of our manufacturing cost per watt as described above.

UPP Gross Margin: Gross margin for our UPP Segment was $42.9 million and $32.7 million for the three months ended April 3, 2011 and April 4, 2010, respectively, or 17% and 23%, respectively, of UPP revenue. UPP gross margin for the three months ended April 3, 2011 primarily decreased due to: (i) an increase in costs on certain power plant projects under construction; (ii) a decrease in the percentage of total UPP revenue derived from component sales in Europe, which typically have a higher gross margin percentage than our utility projects; and (iii) reductions in the average selling price of components in excess of the reduction of our manufacturing cost per watt described above.

R&C Gross Margin: Gross margin for our R&C Segment was $45.6 million and $39.1 million for the three months ended April 3, 2011 and April 4, 2010, respectively, or 22% and 19%, respectively, of R&C revenue. Gross margin increased primarily due to: (i) the reduction in large commercial balance of systems costs as well as increased activity and installations of rooftop and ground-mounted projects in the commercial sector in North America; and (ii) improvements attributable to continued manufacturing scale and reductions in our manufacturing cost per watt described above, partially offset by the reduction in average selling prices of our solar power products.

Research and Development ("R&D")

	Three Months Ended
(Dollars in thousands)	April 3, 2011	April 4, 2010
Stock-based compensation	$1,769	$1,683
Other R&D	11,877	8,724
Total R&D	$13,646	$10,407
As a percentage of revenue	3%	3%

During the three months ended April 3, 2011 and April 4, 2010, R&D expense was $13.6 million and $10.4 million, respectively, which represents an increase of 31% period over period. The increase in our investment in R&D during the three months ended April 3, 2011 as compared to the same period in fiscal 2010 resulted primarily from costs related to the improvement of our current generation solar cell manufacturing technology, development of our next generation of solar cells, development of our next generation of solar panels, development of our next generation of trackers and rooftop systems, and development of systems performance monitoring products. We expect our R&D activity to continue to increase in fiscal 2011 as compared to 2010 as we continue to improve solar cell efficiency through enhancement of our existing products, develop new techniques such as concentrating photovoltaic power, and reduce manufacturing cost and complexity.

The increase in R&D expense for the three months ended April 3, 2011 as compared to the three months ended April 4, 2010 is further attributable to: (i) an increase in personnel related expense (including salary, employee benefits and stock-based compensation costs) as a result of increased headcount; (ii) increased equipment expense and depreciation due to general growth and development; and (iii) a decrease in cost reimbursements received from government entities in the United States from $1.8 million in the three months ended April 4, 2010 to zero in the three months ended April 3, 2011 due to the phase out of related programs during fiscal 2010, such as the Solar America Initiative R&D agreement with the United States Department of Energy. As of April 3, 2011 we have executed three new research and development agreements with the United States federal government and California state agencies. Payments received under these contracts will offset our R&D expense in future periods. No related payments were received under these contracts during the three months ended April 3, 2011.

Sales, General and Administrative ("SG&A")

Index

	Three Months Ended
(Dollars in thousands)	April 3, 2011	April 4, 2010
Amortization of other intangible assets	$6,769	$1,946
Stock-based compensation	9,473	6,443
Amortization of promissory notes	1,290	—
Other SG&A	58,647	55,891
Total SG&A	$76,179	$64,280
As a percentage of revenue	17%	19%

During the three months ended April 3, 2011 and April 4, 2010, SG&A expense was $76.2 million and $64.3 million, respectively, which represents an increase of 19% period over period. The increase in SG&A expense during the three months ended April 3, 2011 as compared to the same period in fiscal 2010 resulted primarily from higher spending in all of the functional areas to support the growth of our business, including additional operating expenses consolidated into our financial results subsequent to our strategic acquisition in March 2010. We expect our SG&A expense to continue to increase in fiscal 2011 as we continue to invest in expanding our sales and support organizations and continue to grow our business globally.

The increase in SG&A expense in the three months ended April 3, 2011 as compared to the three months ended April 4, 2010 primarily related to a full quarter of additional operating and development expenses being consolidated into our financial results due to consolidating an acquiree effective March 26, 2010. These additional expenses include: (i) higher amortization of other intangible assets related to acquired project assets; and (ii) amortization of the $14.0 million in promissory notes issued to the acquiree's management shareholders in connection with the acquisition, offset by a decrease in acquisition and integration-related costs such as legal, accounting and other professional services. Other expenses contributing to the overall increase included personnel related expense (including salary, employee benefits, stock-based compensation costs and commission) as a result of increased headcount and additional bad debt expense due to the overall increase in revenue and the collectability of outstanding accounts receivable related to several customers impacted by the difficult economic conditions experienced in the last two years. This increase in SG&A expense period over period is partially offset by $4.4 million of expenses incurred in the first quarter of fiscal 2010 associated with our Audit Committee's independent investigation of certain accounting entries primarily related to cost of goods sold by our Philippines operations.

Other Expense, Net

	Three Months Ended
(In thousands)	April 3, 2011	April 4, 2010
Interest income	$743	$273
Non-cash interest expense	$(6,291)	$(5,487)
Other interest expense	(8,968)	(5,453)
Total interest expense	$(15,259)	$(10,940)
Loss on mark-to-market derivatives	$(44)	$(2,218)
Other, net	$(9,207)	$(5,591)
Other expense, net	$(23,767)	$(18,476)

Interest income during the three months ended April 3, 2011 and April 4, 2010 primarily represented interest income earned on our cash, cash equivalents, restricted cash, restricted cash equivalents and available-for-sale securities during these periods. The increase in interest income of 172% in the three months ended April 3, 2011 as compared to the same period in 2010 resulted from higher interest rates earned on available-for-sale securities.

Interest expense during the three months ended April 3, 2011 primarily related to debt under our senior convertible debentures, fees for our outstanding letters of credit with Deutsche Bank AG New York Branch ("Deutsche Bank"), the mortgage loan with International Finance Corporation ("IFC"), debt under the loan agreement with California Enterprise Development Authority ("CEDA"), and debt under the revolving credit facilities with Union Bank, N.A. ("Union Bank") and Société Générale, Milan Branch ("Société Générale"). Interest expense during the three months ended April 4, 2010 primarily related to issuances of our senior convertible debentures and borrowings under the facility agreement with the Malaysian government (deconsolidated in the third quarter of fiscal 2010), the term loan with Union Bank and fees for our outstanding letters of credit with Wells Fargo. The increase in interest expense of 39% in the three months ended April 3, 2011 as compared to the three months ended April 4, 2010 was due to: (i) additional indebtedness related to our $250.0 million in principal

Index

amount of 4.50% senior cash convertible debentures ("4.50% debentures") issued in April 2010, $70.0 million borrowed from Union Bank in October 2010 under the revolving credit facility, approximately $106.1 million borrowed from Société Générale in November 2010 under the revolving credit facility, $50.0 million borrowed from IFC in November 2010 and $30 million borrowed under our loan agreement with CEDA in December 2010; and (ii) fees for our outstanding letters of credit with Deutsche Bank.

The immaterial net loss on mark-to-market derivatives during the three months ended April 3, 2011 related to the change in fair value of the following derivative instruments associated with the 4.50% debentures: (i) the embedded cash conversion option; and (ii) the bond hedge transaction. The $2.2 million net loss on mark-to-market derivatives during the three months ended April 4, 2010 related to the change in fair value of the following derivative instruments associated with the 4.50% debentures: (i) the embedded cash conversion option; (ii) the over-allotment option; (iii) the bond hedge transaction; and (iv) the warrant transaction. The changes in fair value of these derivatives are reported in our Condensed Consolidated Statements of Operations until such transactions settle or expire. The over-allotment option derivative settled on April 5, 2010 when the initial purchasers of the 4.50% debentures exercised the $30.0 million over-allotment option in full. As a result of the terms of the warrants being amended and restated so that they are settled in shares of our class A common stock rather than in cash, the warrants have not required mark-to-market accounting treatment subsequent to December 23, 2010.

The following table summarizes the components of other, net:

	Three Months Ended
(In thousands)	April 3, 2011	April 4, 2010
Loss on derivatives and foreign exchange	$(9,353)	$(7,058)
Gain on sale of investments	128	1,572
Other income (expense), net	18	(105)
Total other, net	$(9,207)	$(5,591)

Other, net was comprised of expenses totaling $9.2 million and $5.6 million during the three months ended April 3, 2011 and April 4, 2010, respectively, consisting primarily of: (i) losses totaling $8.3 million and $2.9 million, respectively, from expensing the time value of option contracts and forward points on forward exchange contracts; and (ii) losses totaling $1.1 million and $4.2 million, respectively, on foreign currency derivatives and foreign exchange largely due to the volatility in the currency markets. In addition, we have an active hedging program designed to reduce our exposure to movements in foreign currency exchange rates. As a part of this program, we designate certain derivative transactions as effective cash flow hedges of anticipated foreign currency revenues and record the effective portion of changes in the fair value of such transactions in "Accumulated other comprehensive income (loss)" in our Condensed Consolidated Balance Sheets until the anticipated revenues have occurred, at which point the associated income or loss would be recognized in revenue. In the first quarter of fiscal 2011, in connection with the decline in forecasted revenue surrounding the change in Italian governmental incentives, we reclassified an amount held in "Accumulated other comprehensive income (loss)" for certain previously anticipated transactions which did not occur or are now probable not to occur, which totaled a loss of $3.9 million. These decreases were partially offset by gains totaling $0.1 million and $1.6 million during the three months ended April 3, 2011 and April 4, 2010, respectively, for distributions from certain money market funds.

Income Taxes

	Three Months Ended
(Dollars in thousands)	April 3, 2011	April 4, 2010
Benefit from income taxes	$15,816	$30,875
As a percentage of revenue	4%	9%

In the three months ended April 3, 2011, our income tax benefit of $15.8 million on a loss before income taxes and equity in earnings of unconsolidated investees of $25.1 million was primarily due to domestic and foreign losses in certain jurisdictions, nondeductible amortization of purchased intangible assets, nondeductible equity compensation, amortization of debt discount from convertible debentures, mark-to-market fair value adjustments, changes in the valuation allowance on deferred tax assets and discrete stock option deductions. In the three months ended April 4, 2010, our income tax benefit was $30.9 million on a loss before income taxes and equity in earnings of unconsolidated investees of $21.4 million was primarily due to domestic and foreign income losses in certain jurisdictions, nondeductible amortization of purchased intangible assets, non deductible equity compensation, amortization of debt discount from convertible debentures and discrete stock option deductions. Our interim period tax provision or benefit is estimated based on the expected annual worldwide tax rate and takes

Index

into account the tax effect of discrete items.

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

We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. In assessing the need for a valuation allowance, we consider historical levels of income, expectations and risks associated with the estimates of future taxable income and ongoing prudent and feasible tax planning strategies. In the event we determine that we would be able to realize additional deferred tax assets in the future in excess of the net recorded amount, or if we subsequently determine that realization of an amount previously recorded is unlikely, we would record an adjustment to the deferred tax asset valuation allowance, which would change income tax in the period of adjustment. As of April 3, 2011, we believe there is insufficient evidence to realize additional deferred tax assets, although it is reasonably possible that a reversal of the valuation allowance, which could be material, could occur in fiscal 2011.

Equity in earnings of unconsolidated investees

	Three Months Ended
(Dollars in thousands)	April 3, 2011	April 4, 2010
Equity in earnings of unconsolidated investees	$7,133	$3,118
As a percentage of revenue	2%	1%

Our equity in earnings of unconsolidated investees were gains of $7.1 million and $3.1 million during the three months ended April 3, 2011 and April 4, 2010, respectively. Our share of Woongjin Energy Co., Ltd's (“Woongjin Energy”) income totaled $4.5 million and $3.1 million in the three months ended April 3, 2011 and April 4, 2010, respectively. Our share of First Philec Solar Corporation's (“First Philec Solar”) income totaled $0.5 million and zero in the three months ended April 3, 2011 and April 4, 2010, respectively. The change in our equity share of Woongjin Energy's and First Philec Solar's earnings period over period represents the growth of the joint ventures' operations and changes in our equity ownership. Our share of AUOSP's income totaled $2.2 million in the three months ended April 3, 2011. AUOSP became operational in the fourth quarter of fiscal 2010 with construction of FAB 3 to continue through fiscal 2013.

Liquidity and Capital Resources

Cash Flows

A summary of the sources and uses of cash and cash equivalents is as follows:

	Three Months Ended
(In thousands)	April 3, 2011	April 4, 2010
Net cash provided by (used in) operating activities	$(174,659)	$18,901
Net cash used in investing activities	(68,976)	(333,245)
Net cash provided by financing activities	81	203,180

Operating Activities

Net cash used in operating activities of $174.7 million in the three months ended April 3, 2011 was primarily the result of: (i) increases in inventories and project assets of $163.2 million and $27.6 million, respectively, for construction of future and current projects in Italy and the North America; (ii) increases in costs and estimated earnings in excess of billings of $40.6 million related to contractual timing of system project billings; (iii) decreases in accounts payable and other accrued liabilities of $26.4 million; as well as (iv) other changes in operating assets and liabilities of $34.6 million, partially offset by a decrease in accounts receivable of $52.3 million and an increase in billings in excess of costs and estimated earnings of $21.3 million. In addition, net cash used in operating activities resulted from a $2.1 million net loss including $7.1 million of non-cash income related to our equity share in earnings of joint ventures, offset by $53.5 million of non-cash charges primarily related to depreciation, amortization, stock compensation and non-cash interest expense.

Net cash provided by operating activities of $18.9 million in the three months ended April 4, 2010 was primarily the

Index

result of net income of $12.6 million, plus non-cash charges totaling $49.6 million for depreciation, amortization, stock-based compensation, mark-to-market derivatives and non-cash interest expense, less a $1.6 million gain on distributions from certain money market funds and non-cash income of $3.1 million related to our equity share in earnings of joint ventures, as well as a decrease in accounts receivable of $30.5 million due to some delayed projects. This increase was partially offset by increases in inventories of $51.1 million for construction of future projects in Europe, as well as other changes in operating assets and liabilities of $18.0 million.

Investing Activities

Net cash used in investing activities in the three months ended April 3, 2011 was $69.0 million, of which: (i) $44.8 million related to capital expenditures primarily associated with improvements to our current generation solar cell manufacturing technology, a solar power system built to own, leasehold improvements associated with new offices leased in San Jose, California, and other projects; (ii) $20.0 million related to additional cash investments in our AUOSP joint venture; and (iii) $4.7 million related to an increase in restricted cash. Cash used in investing activities was partially offset by $0.5 million related to proceeds from the sale of manufacturing equipment and money market fund distributions.

Net cash used in investing activities during the three months ended April 4, 2010 was $333.2 million, of which: (i) $43.7 million related to capital expenditures primarily associated with the continued construction of AUOSP's solar cell manufacturing facility, FAB 3, in Malaysia (deconsolidated in the third quarter of fiscal 2010); (ii) $272.7 million in cash was paid for an acquisition, net of cash acquired; (iii) $19.7 million related to increases in restricted cash and cash equivalents for advanced payments received from customers that we provided security in the form of cash collateralized bank standby letters of credit; and (iv) $1.6 million related to cash paid for investments in non-public companies. Cash used in investing activities was partially offset by $2.9 million in proceeds received from the sale of equipment to a third-party subcontractor and $1.6 million on distributions from certain money market funds.

Financing Activities

Net cash provided by financing activities in the three months ended April 3, 2011 was $0.1 million and results from: (i) $164.2 million in cash proceeds from subsequent drawdowns under the Union Bank and Société Générale revolving credit facilities in March 2011; and (ii) $0.1 million from stock option exercises. Cash provided by financing activities in the three months ended April 3, 2011 was partially offset by: (i) $156.1 million repayment on outstanding balances under the Union Bank and Société Générale revolving credit facilities in January 2011; and (ii) $8.1 million in purchases of stock for tax withholding obligations on vested restricted stock.

Net cash provided by financing activities in the three months ended April 4, 2010 was $203.2 million and reflects cash received of: (i) $202.8 million in net proceeds from the issuance of $220.0 million in principal amount of our 4.50% debentures, after reflecting the payment of the net cost of the bond hedge and warrant transactions; and (ii) $1.5 million in proceeds from a drawdown of a project loan. Cash received in the three months ended April 4, 2010 was partially offset by cash paid of $1.2 million for treasury stock purchases that were used to pay withholding taxes on vested restricted stock.

Debt and Credit Sources

Convertible Debentures

As of both April 3, 2011 and January 2, 2011, an aggregate principal amount of $250.0 million of the 4.50% debentures remain issued and outstanding. Interest on the 4.50% debentures is payable on March 15 and September 15 of each year. The 4.50% debentures mature on March 15, 2015. The 4.50% debentures are convertible only into cash, and not into shares of our class A common stock (or any other securities). Prior to December 15, 2014, the 4.50% debentures are convertible only upon specified events and, thereafter, they will be convertible at any time, based on an initial conversion price of $22.53 per share of our class A common stock. The conversion price will be subject to adjustment in certain events, such as distributions of dividends or stock splits. Upon conversion, we will deliver an amount of cash calculated by reference to the price of our class A common stock over the applicable observation period. We may not redeem the 4.50% debentures prior to maturity. Holders may also require us to repurchase all or a portion of their 4.50% debentures upon a fundamental change, as defined in the debenture agreement, at a cash repurchase price equal to 100% of the principal amount plus accrued and unpaid interest. In the event of certain events of default, such as our failure to make certain payments or perform or observe certain obligations thereunder, Wells Fargo, the trustee, or holders of a specified amount of then-outstanding 4.50% debentures will have the right to declare all amounts then outstanding due and payable.

As of both April 3, 2011 and January 2, 2011, an aggregate principal amount of $230.0 million of the 4.75% senior

Index

convertible debentures ("4.75% debentures") remain issued and outstanding. Interest on the 4.75% debentures is payable on April 15 and October 15 of each year. Holders of the 4.75% debentures are able to exercise their right to convert the debentures at any time into shares of our class A common stock at a conversion price equal to $26.40 per share. The applicable conversion rate may adjust in certain circumstances, including upon a fundamental change, as defined in the indenture governing the 4.75% debentures. If not earlier converted, the 4.75% debentures mature on April 15, 2014. Holders may also require us to repurchase all or a portion of their 4.75% debentures upon a fundamental change at a cash repurchase price equal to 100% of the principal amount plus accrued and unpaid interest. In the event of certain events of default, such as our failure to make certain payments or perform or observe certain obligations thereunder, Wells Fargo, the trustee, or holders of a specified amount of then-outstanding 4.75% debentures will have the right to declare all amounts then outstanding due and payable.

As of both April 3, 2011 and January 2, 2011, an aggregate principal amount of $198.6 million of the 1.25% senior convertible debentures ("1.25% debentures") remain issued and outstanding. Interest on the 1.25% debentures is payable on February 15 and August 15 of each year. The 1.25% debentures mature on February 15, 2027. Holders may require us to repurchase all or a portion of their 1.25% debentures on each of February 15, 2012, February 15, 2017 and February 15, 2022, or if we experience certain types of corporate transactions constituting a fundamental change, as defined in the indenture governing the 1.25% debentures. Any repurchase of the 1.25% debentures under these provisions will be for cash at a price equal to 100% of the principal amount of the 1.25% debentures to be repurchased plus accrued and unpaid interest. In addition, we may redeem some or all of the 1.25% debentures on or after February 15, 2012 for cash at a redemption price equal to 100% of the principal amount of the 1.25% debentures to be redeemed plus accrued and unpaid interest. As of April 3, 2011, the 1.25% debentures were reclassified from long-term liabilities to short-term liabilities within "Convertible debt, current portion" in the Condensed Consolidated Balance Sheet as the holders may require us to repurchase all of their 1.25% debentures on February 15, 2012.

As of both April 3, 2011 and January 2, 2011, an aggregate principal amount of $0.1 million of the 0.75% senior convertible debentures ("0.75% debentures") remain issued and outstanding. Interest on the 0.75% debentures is payable on February 1 and August 1 of each year. The 0.75% debentures mature on August 1, 2027. Holders of the 0.75% debentures could require us to repurchase all or a portion of their debentures on each of August 1, 2015, August 1, 2020 and August 1, 2025, or if we experienced certain types of corporate transactions constituting a fundamental change, as defined in the indenture governing the 0.75% debentures. Any repurchase of the 0.75% debentures under these provisions will be for cash at a price equal to 100% of the principal amount of the 0.75% debentures to be repurchased plus accrued and unpaid interest. In addition, we could redeem the remaining 0.75% debentures on or after August 2, 2010 for cash at a redemption price equal to 100% of the principal amount of the 0.75% debentures to be redeemed plus accrued and unpaid interest.

Mortgage Loan Agreement with IFC

On May 6, 2010, our subsidiaries SunPower Philippines Manufacturing Ltd. ("SPML") and SPML Land, Inc. (“SPML Land”) entered into a mortgage loan agreement with IFC. Under the loan agreement, SPML may borrow up to $75.0 million during the first two years, and SPML is required to repay the amount borrowed, starting 2 years after the date of borrowing, in 10 equal semiannual installments over the following 5 years. SPML is required to pay interest of LIBOR plus 3% per annum on outstanding borrowings, and a front-end fee of 1% on the principal amount of borrowings at the time of borrowing, and a commitment fee of 0.5% per annum on funds available for borrowing and not borrowed. SPML may prepay all or a part of the outstanding principal, subject to a 1% prepayment premium. As of both April 3, 2011 and January 2, 2011, SPML had $50.0 million outstanding under the mortgage loan agreement which is classified as "Long-term debt" in our Condensed Consolidated Balance Sheets. A total of $25.0 million remains available for borrowing under the mortgage loan agreement.

Loan Agreement with CEDA

On December 29, 2010, we borrowed from CEDA the proceeds of the $30.0 million aggregate principal amount of CEDA's tax-exempt Recovery Zone Facility Revenue Bonds (SunPower Corporation - Headquarters Project) Series 2010 (the "Bonds") maturing April 1, 2031 under a loan agreement with CEDA. Certain of our obligations under the loan agreement were contained in a promissory note dated December 29, 2010 issued by us to CEDA, which assigned the promissory note, along with all right, title and interest in the loan agreement, to Wells Fargo, as trustee, with respect to the Bonds for the benefit of the holders of the Bonds. The Bonds will initially bear interest at a variable interest rate (determined weekly), but at our option may be converted into fixed-rate bonds (which include covenants of, and other restrictions on, us to be determined at the time of conversion). As of both April 3, 2011 and January 2, 2011, the $30.0 million aggregate principal amount of the Bonds is classified as "Short-term debt" in our Condensed Consolidated Balance Sheets due to the potential for the Bonds to be redeemed or tendered for purchase on June 22, 2011 under the reimbursement agreement. If the Bonds are converted into fixed-rate bonds prior to June 22, 2011, they will be reclassified to "Long-term debt" in our Condensed Consolidated Balance Sheet.

Index

Revolving Credit Facility with Union Bank

On October 29, 2010, we entered into a revolving credit facility with Union Bank. Until the maturity date of October 28, 2011, we may borrow up to $70.0 million under the revolving credit facility. Amounts borrowed may be repaid and reborrowed until October 28, 2011. As collateral under the revolving credit facility, we pledged our holding of 19.4 million shares of common stock of Woongjin Energy to Union Bank. The revolving credit facility may be increased up to $100.0 million at our option and upon receipt of additional commitments from lenders. As of both April 3, 2011 and January 2, 2011, an aggregate amount of $70.0 million remain outstanding under the revolving credit facility which is classified as "Short-term debt" in our Condensed Consolidated Balance Sheets.

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

Revolving Credit Facility with Société Générale

On November 23, 2010, we entered into a revolving credit facility with Société Générale under which we may borrow up to Euro 75.0 million from Société Générale. Amounts borrowed may be repaid and reborrowed until April 23, 2011. Interest periods are monthly. All amounts borrowed are due on May 23, 2011. As of both April 3, 2011 and January 2, 2011, an aggregate amount of Euro 75.0 million, or approximately $106.1 million and $98.0 million, respectively, based on the exchange rates as of those dates, remain outstanding under the revolving credit facility which is classified as "Short-term debt" in our Condensed Consolidated Balance Sheets. Borrowings under the revolving credit facility are not collateralized. We are required to pay interest on outstanding borrowings of (1) EURIBOR plus 2.20% per annum until and including February 23, 2011, and (2) EURIBOR plus 3.25% per annum after February 23, 2011; a front-end fee of 0.50% on the available borrowing; and a commitment fee of 1% per annum on funds available for borrowing and not borrowed.

Letter of Credit Facility with Deutsche Bank

On April 12, 2010, subsequently amended on December 22, 2010, we entered into a letter of credit facility with Deutsche Bank, as issuing bank and as administrative agent, and certain financial institutions. The letter of credit facility provides for the issuance, upon our request, of letters of credit by the issuing bank in order to support our obligations, in an aggregate amount not to exceed $375.0 million (or up to $400.0 million upon the agreement of the parties). Each letter of credit issued under the letter of credit facility must have an expiration date no later than the earlier of the second anniversary of the issuance of that letter of credit and April 12, 2013, except that: (i) a letter of credit may provide for automatic renewal in one-year periods, not to extend later than April 12, 2013; and (ii) up to $100.0 million in aggregate amount of letters of credit, if cash-collateralized, may have expiration dates no later than the fifth anniversary of the closing of the letter of credit facility. For outstanding letters of credit under the letter of credit facility we pay a fee of 0.50% plus any applicable issuances fees charged by its issuing and correspondent banks. We also pay a commitment fee of 0.20% on the unused portion of the facility. We are required to collateralize at least 50% of the dollar-denominated obligations under the issued letters of credit, and 55% of the non-dollar-denominated obligations under the issued letters of credit, with restricted cash on our Condensed Consolidated Balance Sheet. As of April 3, 2011, letters of credit issued under the letter of credit facility totaled $347.4 million and were collateralized by short-term and long-term restricted cash of $86.4 million and $97.8 million, respectively, on our Condensed Consolidated Balance Sheet. As of January 2, 2011, letters of credit issued under the letter of credit facility totaled $326.9 million and were collateralized by short-term and long-term restricted cash of $55.7 million and $118.3 million, respectively, on our Condensed Consolidated Balance Sheet.

 Liquidity

As of April 3, 2011, we had unrestricted cash and cash equivalents of $367.9 million as compared to $605.4 million as of January 2, 2011, a decrease of $237.5 million further explained in the 2011 Outlook: Italian Feed-in Tariff and Cash Flows

Index

sections above. Our cash balances are held in numerous locations throughout the world, including substantial amounts held outside of the United States. The amounts held outside of the United States representing the earnings of our foreign subsidiaries, if repatriated to the United States under current law, would be subject to United States federal and state tax less applicable foreign tax credits. Repatriation of earnings that have not been subjected to U.S. tax and which have been indefinitely reinvested outside the U.S. could result in additional United States federal income tax payments in future years.

On July 5, 2010, we formed our AUOSP joint venture. Under the terms of the joint venture agreement, our subsidiary SunPower Technology, Ltd. (“SPTL") and AU Optronics Singapore Pte. Ltd. ("AUO") each own 50% of AUOSP. Both SPTL and AUO are obligated to provide additional funding to AUOSP in the future. During the second half of fiscal 2010, we, through SPTL, and AUO each contributed total initial funding of Malaysian Ringgit 88.6 million. On March 16, 2011, both SPTL and AUO each contributed an additional $20.0 million in funding and will each contribute additional amounts in fiscal 2011 to 2014 amounting to $301 million, or such lesser amount as the parties may mutually agree (see the Contractual Obligations table below). In addition, if AUOSP, SPTL or AUO requests additional equity financing to AUOSP, then SPTL and AUO will each be required to make additional cash contributions of up to $50 million in the aggregate. Further, we could in the future guarantee certain financial obligations of AUOSP. On November 5, 2010, we entered into an agreement with AUOSP under which we will resell to AUOSP polysilicon purchased from a third-party supplier and AUOSP will provide prepayments to us related to such polysilicon, which we will use to satisfy prepayments owed to the third-party supplier. No prepayments were paid to us by AUOSP during the first quarter of fiscal 2011. Prepayments to be paid to us by AUOSP in fiscal 2011 and 2012 total $60 million and $40 million, respectively.

Amounts borrowed under the revolving credit facility with Société Générale are due on May 23, 2011. As of both April 3, 2011 and January 2, 2011, an aggregate amount of Euro 75.0 million, or approximately $106.1 million and $98.0 million, respectively, based on the exchange rates as of those dates, remain outstanding under the revolving credit facility which is classified as "Short-term debt" in our Condensed Consolidated Balance Sheets.

The $70.0 million borrowed under the revolving credit facility with Union Bank as of both April 3, 2011 and January 2, 2011 matures on October 28, 2011 and therefore is classified as "Short-term debt" in our Condensed Consolidated Balance Sheets. The amount available for borrowing under the Union Bank revolving credit facility is further capped at 30% of the market value of our shares in Woongjin Energy ("Borrowing Base"). As collateral under the revolving credit facility, we pledged our holding of 19.4 million shares of common stock of Woongjin Energy. If at any time the amount outstanding under the revolving credit facility is greater than the Borrowing Base, we must repay the difference within two business days. In addition, upon a material adverse change which, in the sole judgment of Union Bank, would adversely affect the ability of Union Bank to promptly sell the Woongjin Energy shares, including but not limited to any unplanned closure of the Korean Stock Exchange that lasts for more than one trading session, we must repay all outstanding amounts under the revolving credit facility within five business days, and the revolving credit facility will be terminated.

The $30.0 million borrowed under the Bonds from CEDA mature on April 1, 2031; however, the Bonds are classified as "Short-term debt" in our Condensed Consolidated Balance Sheets as of both April 3, 2011 and January 2, 2011 due to the potential for the Bonds to be redeemed or tendered for purchase on June 22, 2011 under the reimbursement agreement. If the Bonds are converted into fixed-rate bonds prior to June 22, 2011, they will be reclassified to "Long-term debt" in our Condensed Consolidated Balance Sheet.

Holders of our 1.25% debentures may require us to repurchase all or a portion of their 1.25% debentures on February 15, 2012. Any repurchase of our 1.25% debentures pursuant to these provisions will be for cash at a price equal to 100% of the principal amount of the 1.25% debentures to be repurchased plus accrued and unpaid interest. In addition, we may redeem some or all of our 1.25% debentures on or after February 15, 2012 for cash at a redemption price equal to 100% of the principal amount of the 1.25% debentures to be redeemed plus accrued and unpaid interest. As of April 3, 2011, the 1.25% debentures were reclassified from long-term liabilities to short-term liabilities within "Convertible debt, current portion" in the Condensed Consolidated Balance Sheet as the holders may require us to repurchase all of their 1.25% debentures on February 15, 2012.

If the closing price of our class A common stock equaled or exceeded 125% of the initial effective conversion price governing the 1.25% debentures for 20 out of 30 consecutive trading days in the last month of any fiscal quarter, then holders of the 1.25% debentures would have the right to convert the debentures into cash and shares of class A common stock any day in the following fiscal quarter. Because the closing price of our class A common stock on at least 20 of the last 30 trading days during the fiscal quarter ending April 3, 2011 and January 2, 2011 did not equal or exceed $70.94, or 125% of the applicable conversion price for our 1.25% debentures, holders of the 1.25% debentures are and were unable to exercise their right to convert the debentures, based on the market price conversion trigger, on any day in the first and second quarters of fiscal 2011. Accordingly, we classified our 1.25% debentures as long-term liabilities in our Condensed Consolidated Balance Sheet as of January 2, 2011. Due to the holders' ability to require us to repurchase all of their 1.25% debentures on February 15, 2012, as

Index

described above, we reclassified the 1.25% debentures as short-term liabilities in our Condensed Consolidated Balance Sheet as of April 3, 2011.

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

Under the terms of the amended warrants, we sold to affiliates of certain of the initial purchasers of the 4.50% cash convertible debentures warrants to acquire, subject to anti-dilution adjustments, up to 11.1 million shares of our class A common stock. The bond hedge and warrants described in Note 7 of Notes to the Condensed Consolidated Financial Statements represent a call spread overlay with respect to the 4.50% debentures. Assuming full performance by the counterparties, the transactions effectively reduce our potential payout over the principal amount on the 4.50% debentures upon conversion of the 4.50% debentures.

We expect total capital expenditures related to purchases of property, plant and equipment in the range of $130 million to $150 million in fiscal 2011 in order to improve our current generation solar cell manufacturing technology, complete a solar power system built to own, leasehold improvements associated with new offices leased in San Jose, California, and other projects. In addition, we expect to invest a significant amount of capital to develop solar power systems and plants for sale to customers. The development of solar power plants can require long periods of time and substantial initial investments. Our efforts in this area may consist of all stages of development, including land acquisition, permitting, financing, construction, operation and the eventual sale of the projects. We often choose to bear the costs of such efforts prior to the final sale to a customer, which involves significant upfront investments of resources (including, for example, large transmission deposits or other payments, which may be non-refundable), land acquisition, permitting, legal and other costs, and in some cases the actual costs of constructing a project, in advance of the signing of PPAs and EPC contracts and the receipt of any revenue, much of which is not recognized for several additional months or years following contract signing. Any delays in disposition of one or more projects could have a negative impact on our liquidity.

Certain of our customers also require performance bonds issued by a bonding agency or letters of credit issued by financial institutions. Obtaining letters of credit requires adequate collateral. Our letter of credit facility with Deutsche Bank is at least 50% collateralized by restricted cash, which reduces the amount of cash available for operations.

We believe that our current cash and cash equivalents, cash generated from operations and funds available under our mortgage loan agreement with IFC and our revolving credit facility with Union Bank will be sufficient to meet our working capital and fund our committed capital expenditures over the next 12 months, including the development and construction of solar power systems and plants over the next 12 months. Certain of our revolving credit facilities are scheduled to expire and amounts borrowed thereunder are due in 2011 and we plan to negotiate new facilities or renegotiate and/or extend our existing facilities. However, there can be no assurance that our liquidity will be adequate over time. Our capital expenditures and use of working capital may be greater than we expect if we decide to make additional investments in the development and construction of solar power plants and sales of power plants and associated cash proceeds are delayed, or if we decide to accelerate increases in our manufacturing capacity internally or through capital contributions to joint ventures. We require project financing in connection with the construction of solar power plants, which financing may not be available on terms acceptable to us. In addition, we could in the future make additional investments in our joint ventures or guarantee certain financial obligations of our joint ventures, which could reduce our cash flows, increase our indebtedness and expose us to the credit risk of our joint ventures.

If our capital resources are insufficient to satisfy our liquidity requirements, we may seek to sell additional equity securities or debt securities or obtain other debt financing; although the current economic environment could also limit our ability to raise capital by issuing new equity or debt securities on acceptable terms, and lenders may be unwilling to lend funds on acceptable terms that would be required to supplement cash flows to support operations. Effective October 29, 2010, certain limitations regarding our ability to sell additional equity securities pursuant to our tax sharing agreement with Cypress Semiconductor Corporation ("Cypress") have expired. However, the sale of additional equity securities or convertible debt securities would result in additional dilution to our stockholders and may not be available on favorable terms or at all, particularly in light of the current conditions in the financial and credit markets. Additional debt would result in increased expenses and would likely impose new restrictive covenants which may be similar or different than those restrictions contained in the covenants under the letter of credit facility with Deutsche Bank, the mortgage loan agreement with IFC, the loan agreement with CEDA, the revolving credit facility with Union Bank, the revolving credit facility with Société Générale, the 4.50% debentures, the 4.75% debentures or the 1.25% debentures. Financing arrangements, including project financing for our solar power plants and letters of credit facilities, may not be available to us, or may not be available in amounts or on terms

Index

acceptable to us.

Contractual Obligations

The following summarizes our contractual obligations as of April 3, 2011:

		Payments Due by Period
(In thousands)	Total	2011 (remaining 9 months)	2012-2013	2014-2015	Beyond 2015
Convertible debt, including interest (1)	$755,892	$18,494	$240,538	$496,860	$—
IFC mortgage loan, including interest (2)	57,375	1,750	13,175	21,875	20,575
CEDA loan, including interest (3)	30,345	30,345	—	—	—
Union Bank revolving credit facility, including interest (4)	71,744	71,744	—	—	—
Société Générale revolving credit facility, including interest (5)	107,394	107,394	—	—	—
Future financing commitments (6)	305,940	31,900	177,270	96,770	—
Customer advances (7)	174,319	13,834	31,142	48,447	80,896
Operating lease commitments (8)	86,333	8,961	21,148	17,731	38,493
Utility obligations (9)	750	—	—	—	750
Non-cancellable purchase orders (10)	210,150	210,150	—	—	—
Purchase commitments under agreements (11)	5,214,563	668,326	1,178,798	1,718,544	1,648,895
Total	$7,014,805	$1,162,898	$1,662,071	$2,400,227	$1,789,609

(1)
Convertible debt, including interest, relates to the aggregate of $678.7 million in outstanding principal amount of our senior convertible debentures on April 3, 2011. For the purpose of the table above, we assume that all holders of the 4.50% debentures and 4.75% debentures will hold the debentures through the date of maturity in fiscal 2015 and 2014, respectively, and all holders of the 1.25% debentures and 0.75% debentures will require us to repurchase the debentures on February 15, 2012 and August 1, 2015, respectively, and upon conversion, the values of the senior convertible debentures will be equal to the aggregate principal amount with no premiums.

(2)
IFC mortgage loan, including interest, relates to the $50.0 million borrowed on November 12, 2010. Under the loan agreement, SPML is required to repay the amount borrowed, starting 2 years after the date of borrowing, in 10 equal semiannual installments over the following 5 years. SPML is required to pay interest of LIBOR plus 3% per annum on outstanding borrowings.

(3)
CEDA loan, including interest, relates to the proceeds of the $30.0 million aggregate principal amount of the Bonds. The Bonds mature on April 1, 2031; however, the Bonds are classified as "Short-term debt" in our Condensed Consolidated Balance Sheets due to the potential for the Bonds to be redeemed or tendered for purchase on June 22, 2011 under the related reimbursement agreement. The Bonds will initially bear interest at a variable interest rate (determined weekly) and estimated interest through June 22, 2011 is calculated using the variable interest rate as of April 3, 2011.

(4)
Union Bank revolving credit facility, including interest, relates to the $70.0 million outstanding balance as of April 3, 2011 and matures on October 28, 2011. Estimated interest through October 28, 2011 is calculated using LIBOR plus 2.75%.

(5)
Société Générale revolving credit facility, including interest, relates to the Euro 75.0 million outstanding balance as of April 3, 2011 ($106.1 million based on the exchange rates as of April 3, 2011), and matures on May 23, 2011. Interest periods are monthly. We are required to pay interest on outstanding borrowings of EURIBOR plus 3.25% per annum after February 23, 2011.

(6)
SPTL and AUO will contribute additional amounts to AUOSP from 2011 to 2014 amounting to $301 million by each shareholder, or such lesser amount as the parties may mutually agree. Further, in connection with a purchase agreement with a related party we will be required to provide additional financing to such party of up to $4.9 million, subject to

Index

certain conditions.

(7)	Customer advances relate to advance payments received from customers for future purchases of solar power products and future polysilicon purchases.

(8)
Operating lease commitments primarily relate to: (i) four solar power systems leased from Wells Fargo over minimum lease terms of 20 years; (ii) a 10-year lease agreement with an unaffiliated third party for our headquarters in San Jose, California starting in May 2011 and expiring in April 2021; (iii) an 11-year lease agreement with an unaffiliated third party for our administrative, research and development offices in Richmond, California; and (iv) other leases for various office space.

(9)	Utility obligations relate to our 11-year lease agreement with an unaffiliated third party for our administrative, research and development offices in Richmond, California.

(10)	Non-cancellable purchase orders relate to purchases of raw materials for inventory and manufacturing equipment from a variety of vendors.

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

Liabilities Associated with Uncertain Tax Positions

As of April 3, 2011 and January 2, 2011, total liabilities associated with uncertain tax positions were $26.0 million and $24.9 million, respectively, and are included in “Other long-term liabilities” in our Condensed Consolidated Balance Sheets as they are not expected to be paid within the next twelve months. Due to the complexity and uncertainty associated with our tax positions, we cannot make a reasonably reliable estimate of the period in which cash settlement will be made for our liabilities associated with uncertain tax positions in other long-term liabilities, therefore, they have been excluded from the table above.

Off-Balance-Sheet Arrangements

As of April 3, 2011, we did not have any significant off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Index

Item 3.         Quantitative and Qualitative Disclosure About Market Risk

Foreign Currency Exchange Risk

Our exposure to movements in foreign currency exchange rates is primarily related to sales to European customers that are denominated in Euros. Revenue generated from European customers represented 43% and 60% of our total revenue in the three months ended April 3, 2011 and April 4, 2010, respectively. A 10% change in the Euro exchange rate would have impacted our revenue by approximately $19.4 million and $20.8 million in the three months ended April 3, 2011 and April 4, 2010, respectively.

In the past, we have experienced an adverse impact on our revenue, gross margin and profitability as a result of foreign currency fluctuations. When foreign currencies appreciate against the U.S. dollar, inventories and expenses denominated in foreign currencies become more expensive. Weakening of the Korean Won against the U.S. dollar could result in a foreign currency re-measurement loss by Woongjin Energy which would in turn negatively impact our equity in earnings of the unconsolidated investee. In addition, strengthening of the Malaysian Ringgit against the U.S. dollar would increase AUOSP's liability under the facility agreement with the Malaysian government which in turn would negatively impact our equity in earnings of the unconsolidated investee. An increase in the value of the U.S. dollar relative to foreign currencies could make our solar power products more expensive for international customers, thus potentially leading to a reduction in demand, our sales and profitability. Furthermore, many of our competitors are foreign companies that could benefit from such a currency fluctuation, making it more difficult for us to compete with those companies.

We currently conduct hedging activities which involve the use of option and forward contracts to address our exposure to changes in the foreign exchange rate between the U.S. dollar and other currencies. As of April 3, 2011, we had outstanding hedge option contracts and forward contracts with aggregate notional values of $430.2 million and $363.0 million, respectively. As of January 2, 2011, we held option and forward contracts totaling $358.9 million and $534.7 million, respectively, in notional value. Because we hedge some of our expected future foreign exchange exposure, if associated revenues do not materialize we could experience losses. For example, in the first quarter of fiscal 2011, in connection with the uncertainty surrounding the change in Italian governmental incentives, we concluded that certain previously anticipated transactions were now probable not to occur and thus we reclassified the amount held in "Accumulated other comprehensive income (loss)" in our Condensed Consolidated Balance Sheets for these transactions, which totaled a loss of $3.9 million, to "Other, net" in our Condensed Consolidated Statement of Operations. If we conclude that we have a pattern of determining that hedged forecasted transactions probably will not occur, we may no longer be able to continue to use hedge accounting in the future to reduce our exposure to movements in foreign exchange rates. Such a conclusion and change in our foreign currency hedge program could adversely impact our revenue, margins and results of operations. We cannot predict the impact of future exchange rate fluctuations on our business and operating results.

Credit Risk

We have certain financial and derivative instruments that subject us to credit risk. These consist primarily of cash and cash equivalents, restricted cash and cash equivalents, investments, accounts receivable, note receivable, advances to suppliers, foreign currency option contracts, foreign currency forward contracts, bond hedge and warrant transactions, purchased options and a share lending arrangement for our class A common stock. We are exposed to credit losses in the event of nonperformance by the counterparties to our financial and derivative instruments.

We enter into agreements with vendors that specify future quantities and pricing of polysilicon to be supplied for periods up to 10 years. Under certain agreements, we are required to make prepayments to the vendors over the terms of the arrangements. As of April 3, 2011 and January 2, 2011, advances to suppliers totaled $299.9 million and $287.1 million, respectively. Two suppliers accounted for 78% and 19% of total advances to suppliers as of April 3, 2011, and 83% and 13% of total advances to suppliers as of January 2, 2011. We may be unable to recover such prepayments if the credit conditions of these suppliers materially deteriorate.

We enter into foreign currency derivative contracts and convertible debenture hedge transactions with high-quality financial institutions and limit the amount of credit exposure to any single counterparty. The foreign currency derivative contracts are limited to a time period of less than one year. Our bond hedge and warrant transactions intended to reduce the potential cash payments upon conversion of the 4.50% debentures expire in 2015. Our options to purchase up to 8.7 million shares of our class A common stock (convertible debenture hedge transactions intended to reduce the potential dilution upon conversion of our 4.75% debentures) expire in 2014. We regularly evaluate the credit standing of our counterparty financial institutions.

Index

Concurrent with the offering of the 0.75% debentures, we lent 1.8 million shares of our class A common stock to Credit Suisse International ("CSI"), an affiliate of Credit Suisse Securities (USA) LLC ("Credit Suisse"), one of the underwriters of the 0.75% debentures, for a nominal lending fee of $0.001 per share. Physical settlement of the shares is required when the arrangement is terminated which is anticipated to occur on February 15, 2012 when the holders of the 1.25% debentures may require us to repurchase all of their 1.25% debentures. If Credit Suisse or its affiliates, including CSI, were to file bankruptcy or commence similar administrative, liquidating, restructuring or other proceedings, we may be unable to recover the 1.8 million shares loaned to CSI.

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

Our interest expense would increase to the extent interest rates rise in connection with our variable interest rate borrowings. In addition, lower interest rates have an adverse impact on our interest income. Our investment portfolio consists of a variety of financial instruments that exposes us to interest rate risk including, but not limited to, money market funds and debt securities. Our debt securities are classified as available-for-sale and, consequently, are recorded on our balance sheet at fair market value with their related unrealized gain or loss reflected as a component of "Accumulated other comprehensive income (loss)" in the Condensed Consolidated Balance Sheets. Declines in fair value that are considered other-than-temporary are recorded in “Other, net” in the Condensed Consolidated Statements of Operations. We base our valuation of our debt securities on movements of Italian sovereign bond rates since the time of purchase and incurred an other-than-temporary impairment loss of $0.8 million in the fourth quarter of fiscal 2010. If Italian sovereign bond rates continue to increase in fiscal 2011 we may have to incur additional other-than-temporary impairment losses in the future. Due to the relatively short-term nature of our investment portfolio, we do not believe that an immediate 10% increase in interest rates would have a material effect on the fair market value of our money market funds. Since we believe we have the ability to liquidate substantially all of this portfolio, we do not expect our operating results or cash flows to be materially affected to any significant degree by a sudden change in market interest rates on our investment portfolio.

Equity Price Risk involving Minority Investments in Joint Ventures and Other Non-Public Companies

Our investments held in joint ventures and other non-public companies expose us to equity price risk. As of April 3, 2011 and January 2, 2011, investments of $143.6 million and $116.4 million, respectively, are accounted for using the equity method, and $6.4 million as of both dates are accounted for using the cost method. These strategic investments in third parties are subject to risk of changes in market value, which if determined to be other-than-temporary, could result in realized impairment losses. We generally do not attempt to reduce or eliminate our market exposure in equity and cost method investments. We monitor these investments for impairment and record reductions in the carrying values when necessary. Circumstances that indicate an other-than-temporary decline include the valuation ascribed to the issuing company in subsequent financing rounds, decreases in quoted market prices and declines in operations of the issuer. There can be no assurance that our equity and cost method investments will not face risks of loss in the future.

Index

Interest Rate Risk and Market Price Risk Involving Convertible Debt

The fair market value of our 4.75%, 4.50%, 1.25% and 0.75% convertible debentures is subject to interest rate risk, market price risk and other factors due to the convertible feature of the debentures. The fair market value of the debentures will generally increase as interest rates fall and decrease as interest rates rise. In addition, the fair market value of the debentures will generally increase as the market price of our class A common stock increases and decrease as the market price of our class A common stock falls. The interest and market value changes affect the fair market value of the debentures but do not impact our financial position, cash flows or results of operations due to the fixed nature of the debt obligations except to the extent increases in the value of our class A common stock may provide the holders of our 4.50% debentures, 1.25% debentures and/or 0.75% debentures the right to convert such debentures into cash in certain instances. The aggregate estimated fair value of the 4.75% debentures, 4.50% debentures, 1.25% debentures and 0.75% debentures was $694.3 million and $633.7 million as of April 3, 2011 and January 2, 2011, respectively, based on quoted market prices as reported by an independent pricing source. A 10% increase in quoted market prices would increase the estimated fair value of our then-outstanding debentures to $763.8 million and $697.1 million as of April 3, 2011 and January 2, 2011, respectively, and a 10% decrease in the quoted market prices would decrease the estimated fair value of our then-outstanding debentures to $624.9 million and $570.4 million as of April 3, 2011 and January 2, 2011, respectively.

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

Based on their evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of April 3, 2011 at a reasonable assurance level.

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

Index

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

The disclosure under "Legal Matters" in "Note 5. Commitments and Contingencies" in "Part I. Financial Information, Item 1. Financial Statements: Notes to Condensed Consolidated Financial Statements" of this Quarterly Report on Form 10-Q is incorporated herein by reference.

Index

Item 1A: Risk Factors

In addition to the risk factors set forth below and other information set forth in this report, readers should carefully consider the risk factors discussed in "Part I. Item 1A: Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended January 2, 2011, which could materially affect our business, financial condition or future results. The risks described below are risks that have arisen since we filed our Annual Report on Form 10-K for the fiscal year ended January 2, 2011 or other material updates to risk factors contained in such Annual Report on Form 10-K. The risks described in our Annual Report on Form 10-K and below are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results.

Risks Related to the Tender Offer

Because the Tender Offer has not yet closed, we cannot be sure that the transactions contemplated by the Tender Offer Agreement will be consummated, which could have a negative effect on our financial performance and stock price.

On April 28, 2011, we and Total Gas & Power USA, SAS, a French société par actions simplifiée (the “Purchaser”), a wholly-owned subsidiary of Total S.A., a French société anonyme (the “Parent”), entered into a Tender Offer Agreement. Pursuant to the Tender Offer Agreement, on May 3, 2011, Purchaser commenced a cash tender offer to acquire up to 60% of our outstanding shares of class A common stock and up to 60% of our outstanding shares of class B common stock at a price of $23.25 per share for each class (the "Tender Offer").

The current market price of our class A common stock and our class B common stock (collectively, our “common stock”) may reflect, among other things, the announcement and anticipated completion of the Tender Offer. The current market prices of our common stock is higher than the prices before the proposed Tender Offer was announced on April 28, 2011. The prices of our common stock would likely decline substantially if the Tender Offer is not consummated. The obligation of Purchaser to consummate the Tender Offer is subject to certain conditions, including the tender of a minimum of 50% of the outstanding shares of each series of our common stock, clearance by U.S. and European Union antitrust authorities, and other customary closing conditions. On May 9, 2011 the U.S. Federal Trade Commission granted us and the Purchaser early termination of the waiting period otherwise required for the parties to achieve U.S. antitrust approval. If the other conditions set forth in the Tender Offer Agreement are not met or waived, the Tender Offer may not close. We cannot ensure that each of the conditions to the consummation of the Tender Offer will be satisfied.

We may also be subject to additional risks, whether or not the Tender Offer is completed, including:

•
our management having spent a significant amount of their time and efforts directed toward the Tender Offer, which time and efforts otherwise would have been spent on our business and other opportunities that could have been beneficial to us;

•	costs relating to the Tender Offer, such as legal, financial, and accounting fees, much of which must be paid regardless of whether the Tender Offer is completed; and

•	uncertainties relating to the Tender Offer may adversely affect our relationships with our employees, suppliers, and other key constituencies.
Investors should not place undue reliance on the consummation of the Tender Offer. The realization of any of these risks may materially adversely affect our business, financial condition, results of operations and the market price of our common stock. The historical share prices of our common stock have experienced significant volatility. We cannot predict or give any assurances as to the market price of our common stock at any time before or after the completion of the Tender Offer.

If the Tender Offer is not consummated, we would expect to suffer a number of consequences that may adversely affect our business, results of operations and stock price, including, but not limited to, the following effects:

•	the market prices of our common stock would likely decrease since the current market prices reflect a market assumption that the Tender Offer will be completed;

•	in certain circumstances, we may be required to pay Purchaser a termination fee of (i) $42.5 million plus (ii) Purchaser's transaction expenses up to $2.5 million;

•	we may experience difficulties in attracting customers or obtaining financing due to changed perceptions about our competitive position, our management, our liquidity or other aspects of our business;

•	we may be unable to find a partner willing to engage in a similar transaction on terms as favorable as those set forth in our agreements with Purchaser and Parent;

•
we would not benefit from the anticipated benefits of the Tender Offer, including under the Credit Support Agreement under which Parent has agreed to enter into one or more guarantee agreements with banks providing letter of credit facilities to us in support of certain of our businesses and other permitted purposes; and

Index

•	failure to complete the contemplated transactions may substantially limit our ability to grow and implement our current business strategies.

As a result of the Tender Offer, our common stock has been trading within a narrow price range, which could limit possible returns on any new investment in our common stock.

Beginning with the first trading date following the announcement of the Tender Offer, April 29, 2011, and continuing through the date hereof, both classes of our common stock have traded within a narrow price range: from a low closing price of $21.36 on May 11, 2011 to a high closing price of $21.69 on April 29, 2011 for our class A common stock, and from a low closing price of $21.06 on May 12, 2011 to a high closing price of $21.40 on April 29, 2011 for our class B common stock. This constricted trading range surrounding the Tender Offer price is typical with respect to proposed transactions such as the Tender Offer, where the trading market may perceive that both the risk of one or more competing tender offers to be low and the likelihood of legal or regulatory impediments to the transaction to also be low. We expect that this narrow trading range around $21.50 per share is likely to continue until the closing of the Tender Offer. Such a narrow trading range would very likely limit the returns, if any, on any investment in our common stock until the closing or abandonment of the Tender Offer.

The Tender Offer is subject to proration in the event that more than 60% of the shares of either or both series of our common stock is tendered.

Pursuant to the Tender Offer Agreement and the related Affiliation Agreement by and between us and the Purchaser (the “Affiliation Agreement”), the Purchaser and its affiliates will be restricted from acquiring in the Tender Offer or holding more than 60% of the outstanding shares of either series of our common stock. In the event that holders of more than 60% of the outstanding shares of a series of our common stock tender their shares in the Tender Offer, the Purchaser will pro-rate the shares accepted by it in the Tender Offer, such that fewer than all of the shares sought to be tendered by tendering stockholders will be accepted. In such event, stockholders who had sought to tender all of their shares may decide to sell any remaining shares held by them after the closing of the Tender Offer, which could cause the market price of our common stock to decrease. The Affiliation Agreement limits Purchaser, Parent, any of their respective affiliates and certain other related parties (the "Total Group") from effecting, seeking, or entering into discussions with any third party regarding any transaction that would result in the Total Group beneficially owning our shares in excess of certain thresholds during a standstill period. The Affiliation Agreement also imposes certain limitations on the Total Group's ability to seek to effect a tender offer or merger to acquire 100% of our outstanding voting power. Such provisions may not be successful in preventing the Total Group from engaging in transactions which negatively impact the price of our common stock. The price at which holders are ultimately able to sell their shares may also be lower than the price offered in the Tender Offer. See also “The completion of the Tender Offer will mean that affiliates of Total SA will hold a majority of the shares of our common stock, and our common stock will be more thinly traded, which may adversely affect the liquidity and value of the shares not tendered and accepted in the Tender Offer.”

The termination fee and restrictions on solicitation contained in the Tender Offer Agreement may discourage other companies from trying to make a competing proposal.

The Tender Offer Agreement prohibits us from entering into an alternative transaction with, or soliciting any alternative proposal from, another party. We have agreed, pursuant to the Tender Offer Agreement, to pay a termination fee to Purchaser equal to the sum of (i) $42.5 million plus (ii) Purchaser's transaction expenses up to $2.5 million in certain circumstances, including with respect to accepting an unsolicited alternative proposal that is superior to the transaction with Purchaser. These provisions could discourage other companies from trying to make a competing proposal even though those other companies might be willing to offer greater value to our stockholders than Purchaser has offered.

The completion of the Tender Offer will mean that affiliates of Total SA will hold a majority of the shares of our common stock, and our common stock will be more thinly traded, which may adversely affect the liquidity and value of the shares not tendered and accepted in the Tender Offer.

If the Tender Offer is consummated, Total SA and certain of its affiliates, including the Purchaser (collectively, “Total SA”) will hold a majority of the shares of our common stock. In addition, pursuant to the Affiliation Agreement, if the Tender Offer is consummated, Total SA will have the right to nominate a majority of directors to our board of directors. As a result, subject to the restrictions in the Affiliation Agreement, Total SA would possess significant influence or control over our affairs. Our current stockholders will have reduced ownership and voting interest in our company following the Tender Offer and, as a result, will have less influence over the management and policies of our company than they currently exercise. Total SA's stock ownership and relationships with members of our board of directors in such event could have the effect of preventing minority stockholders from exercising significant control over our affairs, delaying or preventing a future change in control, impeding a merger, consolidation, takeover or other business combination or discouraging a potential acquirer from making a tender offer

Index

or otherwise attempting to obtain control of us, which in turn could adversely affect the market price of our common stock or prevent our stockholders from realizing a premium over the market price of our common stock. In addition, if the Tender Offer is consummated, the market for our common stock may become more thinly traded, which could affect the liquidity and price of our common stock, and our ability to raise capital on favorable terms in the capital markets.

The Tender Offer may adversely affect our relationship with our customers, suppliers, lenders and partners, and adversely affect our ability to attract and retain key employees.

The Tender Offer will be completed only if stated conditions are met; accordingly, there may be uncertainty regarding the completion of the Tender Offer. This uncertainty may cause customers, suppliers and partners to delay or defer decisions concerning certain of our products, which could negatively affect our business. Customers, suppliers, lenders and partners may also seek to change existing agreements with us as a result of the proposed Tender Offer. Any delay or deferral of those decisions or changes in existing agreements could materially impact our business, regardless of whether the Tender Offer is ultimately completed. Upon the completion of the Tender Offer, the significant influence of Total SA over our board of directors may adversely affect our relationship with our customers, suppliers, lenders and partners. Similarly, current and prospective employees may experience uncertainty about their future roles with our company, or may be uncomfortable with the cultural fit between the two companies. This may adversely affect our ability to attract and retain key management, technical, sales, marketing, and operations personnel.

Upon the completion of the Tender Offer, we may not fully realize the anticipated benefits of our relationship with Total SA.

In connection with the Tender Offer, we and Parent have entered into a Credit Support Agreement under which Parent has agreed to enter into one or more guarantee agreements with banks providing letter of credit facilities to us in support of certain of our businesses and other permitted purposes. Parent will guarantee the payment to the applicable bank of our obligation to reimburse a draw on a letter of credit and pay interest thereon in accordance with the letter of credit facility between such bank and us. In consideration for the commitments of Parent, we are required to pay Parent a guarantee fee for each letter of credit that is the subject of a guaranty, starting at 1% after the completion of the Tender Offer to 2.35% in the fifth year following the completion of the Tender Offer.

In connection with the Tender Offer, we and Purchaser have also entered into a Research & Collaboration Agreement that establishes a framework under which we may engage in long-term research and development collaboration with Purchaser. The Research & Collaboration Agreement is expected to encompass a number of different long-term projects and short- or medium-term projects, with a focus on advancing technologies in the area of photovoltaics.

We may not realize the expected benefits of these agreements in a timely manner, or at all. The Credit Support Agreement can provide guarantees to our letter of credit facility, but not our other indebtedness.  As the guarantee fee goes up over time, it may not be price competitive for us to continue to utilize the guarantee under the Credit Support Agreement and we may choose not to do so, which may cause our lenders to seek cash collateral. If the credit quality of Parent were to deteriorate, then the guarantees would not be as beneficial to our lenders, which could reduce their willingness to lend to us and raise our costs of borrowing. We could incur additional expenses related to the Credit Support Agreement, especially relating to the guarantee fee. We may have difficulties in fully leveraging the research and development efforts of Purchaser while protecting our intellectual property rights and our long term strategic interests. In addition, we are a U.S. high growth, innovative technology and alternative energy company, and the differences in corporate culture between us and that of Purchaser and Parent may prevent us from fully realizing the anticipated benefits from our relationship with Purchaser and Parent.

Risks Related to Our Sales Channels

The reduction of the solar incentive scheme in Italy could cause our revenues to decline, our goodwill, intangible assets and tangible project assets to be impaired, and adversely affect our future financial results.

On March 3, 2011, the Italian government passed a new legislative decree stating that the current solar feed-in tariff ("FIT") would conclude on May 31, 2011 and that Italy would adopt a new FIT on June 1, 2011. The details of the new FIT program were not included in the legislative decree. The decree also set forth a future limit on the construction of solar plants on agricultural land. These announcements, and the surrounding uncertainty around implementation details of the next FIT, had a materially negative effect on the market for solar systems in Italy. Some solar projects planned for 2011 were delayed in the first quarter of fiscal 2011, which has driven down demand and average selling prices for our solar panels, thereby increasing inventories on hand and reducing our cash and cash equivalents. On May 5, 2011, the Italian government announced a legislative decree which defines the revised FIT and the transition process from the current FIT to the next FIT beginning June

Index

1, 2011. The enactment of this decree will likely cause our revenue to decline in Italy and adversely affect our future financial results.

We have tangible project assets on our Condensed Consolidated Balance Sheets related to capitalized costs incurred in connection with the development of solar power systems, including those being developed in Italy. Project assets consist primarily of capitalized costs relating to solar power system projects in various stages of development that we incur prior to the sale of the solar power system to a third party. These costs include costs for land and costs for developing and constructing a solar power system. These project assets could become impaired if there are changes in the fair value of these capitalized costs upon the actual implementation of the new FIT. For example, our project assets could become impaired if the amount of applications exceeds the amount of any limits set forth in the final legislation. If these project assets become impaired, we may write-down or write-off some or all of the capitalized project assets which would have an adverse impact on our financial results in the period in which the loss is recognized.

In addition, we have significant goodwill and intangible assets on our Condensed Consolidated Balance Sheets, of which the majority of the carrying value of intangible assets relates to strategic acquisitions of EPC and O&M project pipelines in Europe. We review our goodwill and intangible assets for impairment whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. Triggering events for an impairment review may include indicators such as the availability, reduction, modification or elimination of government and economic incentives, adverse industry or economic trends, lower than projected operating results or cash flows, or a sustained decline in our stock price or market capitalization. During the three months ended April 3, 2011, we changed our internal reporting structure and re-aligned the reporting units in our UPP segment to create the following reporting units: UPP-International and UPP-Americas. As of April 3, 2011, our UPP-International reporting unit has goodwill and intangible assets of $93.8 million and $51.4 million, respectively, and a fair value which is not significantly different from its book value. This reporting unit could become impaired if there are additional changes in the fair value of this reporting unit upon the actual implementation of the new FIT. These changes could result from, among other items, the application of any limits of construction of solar power parks, customer and market reactions to the implementation of the FIT, and decreases in the valuation premiums for our company or solar companies in general. These factors could impact the fair market value of our UPP-International reporting unit as well as projected profitability of the acquired project pipeline in Italy, which could result in significant write-downs of goodwill and intangible assets and a significant non-cash charge to earnings and lower stockholders' equity.

Delays or failures to finalize permits or environmental approvals could delay or prevent the California Valley Solar Ranch project from being constructed.

We are currently developing a photovoltaic solar power plant in San Luis Obispo County, California, referred to as the “California Valley Solar Ranch Project”, contracted to produce up to 250 MW (the “CVSR Project”). The conditional use permit ("CUP") issued by the County Planning Commission of San Luis Obispo County was appealed by various interest groups to the County Board of Supervisors. The Board of Supervisors rejected those appeals and affirmed the issuance of the CUP. However, the appellants have the option of filing a lawsuit challenging the CUP under the California Environmental Quality Act. In addition, we are in the process of obtaining various state and federal regulatory permits and may face additional court challenges relating to them. Any failure to obtain such permits, environmental approvals or having such permits or approvals rejected through judicial procedures could delay or prevent the CVSR Project from being constructed, which would have an adverse impact on our financial condition, liquidity and results of operations. We have also entered into an agreement with a subsidiary of NRG Energy, Inc. to sell them the CVSR Project and perform EPC services for the CVSR Project upon meeting certain conditions, which conditions include us obtaining certain governmental approvals required to commence construction. Our failure to obtain all such approvals would prevent us from selling the CVSR Project and recognizing revenue from the EPC services, which would have an adverse impact on our financial condition, liquidity and results of operations.

Risks Related to Our Operations

A change in our anticipated foreign exchange transactions could affect the accounting of our foreign currency hedging program and adversely impact our revenues, margins, and results of operations.

We have an active hedging program designed to reduce our exposure to movements in foreign currency exchange rates. As a part of this program, we designate certain derivative transactions as effective cash flow hedges of anticipated foreign currency revenues and record the effective portion of changes in the fair value of such transactions in "Accumulated other comprehensive income (loss)" in our Condensed Consolidated Balance Sheets until the anticipated revenues have occurred, at which point the associated income or loss would be recognized in revenue. In the first quarter of fiscal 2011, in connection with the decline in forecasted revenue surrounding the change in Italian governmental incentives, we reclassified an amount held in "Accumulated other comprehensive income (loss)" to "Other, net" in our Condensed Consolidated Statement of Operations for

Index

certain previously anticipated transactions which did not occur or were now probable not to occur, which totaled a loss of $3.9 million. If we conclude that we have a pattern of determining that hedged forecasted transactions probably will not occur, we may no longer be able to continue to use hedge accounting in the future to reduce our exposure to movements in foreign exchange rates. Such a conclusion and change in our foreign currency hedge program could adversely impact our revenue, margins and results of operations.

Risks Related to Our Debt and Equity Securities

Our class A common stock and class B common stock may remain as separate classes for an indefinite period of time, and difference in trading history, liquidity, voting rights and other factors may continue to result in different market values for shares of our class A and our class B common stock.

In the Tender Offer Agreement, we agreed that, subject to our receipt of a tax opinion of counsel reasonably satisfactory to Purchaser, and if applicable, reasonably satisfactory to Cypress (“Tax Opinion”), regarding the effect of reclassifying our class A common stock and class B common stock as one class of common stock on a one-for-one basis (the "Reclassification"), we will hold a meeting of stockholders to approve such Reclassification (through an amendment of our restated certificate of incorporation) promptly following the closing of the Tender Offer, but in no event later than the six month anniversary of the closing of the Tender Offer. Purchaser will vote all common stock acquired in the Tender Offer in favor of the Reclassification. Prior to the Reclassification, if any, class B common stock is entitled to eight votes per share and the class A common stock is entitled to one vote per share. Among other changes to our restated certificate of incorporation which eliminates the dual-class structure, following the reclassification, each share of common stock will have only one vote per share. The Reclassification could be delayed for an indefinite amount of time if we do not receive the Tax Opinion, or if Purchaser fails to vote its shares in favor of the Reclassification as required by the Tender Offer Agreement.

Our class A and class B common stock historically have had different trading histories, and our class B common stock has consistently maintained lower trading prices and liquidity compared to the class A common stock following our spin-off from Cypress on September 28, 2008. This may be caused by the lack of a long trading history and lower trading volume of the class B common stock, compared to the class A common stock, as well as other factors. If the Reclassification does not occur, our restated certificate of incorporation will continue to impose certain limitations on the rights of holders of class B common stock to vote the full number of their shares. If the Reclassification does not occur, our class B common stock may experience lower trading prices and lower liquidity compared to the class A common stock.

Index

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The following table sets forth all purchases made by or on behalf of us or any “affiliated purchaser,” as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, of shares of our class A common stock during each of the indicated periods.

Period	Total Number of Shares Purchased (in thousands) (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Publicly Announced Plans or Programs
January 3, 2011 through January 30, 2011	14	$14.44	—	—
January 31, 2011 through February 27, 2011	52	$15.19	—	—
February 28, 2011 through April 3, 2011	415	$17.12	—	—
	481	$16.84	—	—

(1)	The total number of shares purchased includes only shares surrendered to satisfy tax withholding obligations in connection with the vesting of restricted stock issued to employees.

Index

Item 6.         Exhibits

Exhibit Number	Description

2.1
Tender Offer Agreement between SunPower Corporation and Total Gas & Power USA, SAS dated April 28, 2011 (incorporated by reference to Exhibit 2.1 of Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 2, 2011).

4.1
Amendment to Rights Agreement by and between SunPower Corporation and Computershare Trust Company, N.A. dated April 28, 2011 (incorporated by reference to Exhibit 4.1 of Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 2, 2011).

10.1
Tender Offer Agreement Guaranty between SunPower Corporation and Total S.A. dated April 28, 2011 (incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 2, 2011).

10.2
Credit Support Agreement between SunPower Corporation and Total S.A. dated April 28, 2011 (incorporated by reference to Exhibit 10.2 of Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 2, 2011).

10.3
Affiliation Agreement between SunPower Corporation and Total Gas & Power USA, SAS dated April 28, 2011 (incorporated by reference to Exhibit 10.3 of Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 2, 2011).

10.4
Affiliation Agreement Guaranty between SunPower Corporation and Total S.A. dated April 28, 2011 (incorporated by reference to Exhibit 10.4 of Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 2, 2011).

10.5
Research & Collaboration Agreement between SunPower Corporation and Total Gas & Power USA, SAS dated April 28, 2011 (incorporated by reference to Exhibit 10.5 of Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 2, 2011).

10.6
Registration Rights Agreement between SunPower Corporation and Total Gas & Power USA, SAS dated April 28, 2011 (incorporated by reference to Exhibit 10.6 of Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 2, 2011).

10.7*†	Amendment No. 3 to Ingot Supply Agreement, dated February 1, 2011, by and between SunPower Corporation and Woongjin Energy Co., Ltd.
31.1*	Certification by Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a).
31.2*	Certification by Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a).
32.1*	Certification Furnished Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1*	Current Report on Form 8-K filed with the Securities and Exchange Commission on May 2, 2011.
99.2*
Tender Offer Agreement between SunPower Corporation and Total Gas & Power USA, SAS dated April 28, 2011 as filed as Exhibit 2.1 of Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 2, 2011.

99.3*
Amendment to Rights Agreement by and between SunPower Corporation and Computershare Trust Company, N.A. dated April 28, 2011 as filed as Exhibit 4.1 of Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 2, 2011.

99.4*
Tender Offer Agreement Guaranty between SunPower Corporation and Total S.A. dated April 28, 2011 as filed as Exhibit 10.1 of Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 2, 2011.

99.5*
Credit Support Agreement between SunPower Corporation and Total S.A. dated April 28, 2011 as filed as Exhibit 10.2 of Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 2, 2011.

99.6*
Affiliation Agreement between SunPower Corporation and Total Gas & Power USA, SAS dated April 28, 2011 as filed as Exhibit 10.3 of Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 2, 2011.

99.7*
Affiliation Agreement Guaranty between SunPower Corporation and Total S.A. dated April 28, 2011 as filed as Exhibit 10.4 of Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 2, 2011.

99.8*
Research & Collaboration Agreement between SunPower Corporation and Total Gas & Power USA, SAS dated April 28, 2011 as filed as Exhibit 10.5 of Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 2, 2011.

Index

99.9*
Registration Rights Agreement between SunPower Corporation and Total Gas & Power USA, SAS dated April 28, 2011 as filed as Exhibit 10.6 of Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 2, 2011.

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

SUNPOWER CORPORATION

Dated: May 12, 2011	By:	/s/ DENNIS V. ARRIOLA

Dennis V. Arriola
Executive Vice President and
Chief Financial Officer

Index

Index to Exhibits

Exhibit Number	Description

10.7*†	Amendment No. 3 to Ingot Supply Agreement, dated February 1, 2011, by and between SunPower Corporation and Woongjin Energy Co., Ltd.
31.1*	Certification by Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a).
31.2*	Certification by Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a).
32.1*	Certification Furnished Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1*	Current Report on Form 8-K filed with the Securities and Exchange Commission on May 2, 2011.
99.2*
Tender Offer Agreement between SunPower Corporation and Total Gas & Power USA, SAS dated April 28, 2011 as filed as Exhibit 2.1 of Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 2, 2011.

99.3*
Amendment to Rights Agreement by and between SunPower Corporation and Computershare Trust Company, N.A. dated April 28, 2011 as filed as Exhibit 4.1 of Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 2, 2011.

99.4*
Tender Offer Agreement Guaranty between SunPower Corporation and Total S.A. dated April 28, 2011 as filed as Exhibit 10.1 of Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 2, 2011.

99.5*
Credit Support Agreement between SunPower Corporation and Total S.A. dated April 28, 2011 as filed as Exhibit 10.2 of Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 2, 2011.

99.6*
Affiliation Agreement between SunPower Corporation and Total Gas & Power USA, SAS dated April 28, 2011 as filed as Exhibit 10.3 of Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 2, 2011.

99.7*
Affiliation Agreement Guaranty between SunPower Corporation and Total S.A. dated April 28, 2011 as filed as Exhibit 10.4 of Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 2, 2011.

99.8*
Research & Collaboration Agreement between SunPower Corporation and Total Gas & Power USA, SAS dated April 28, 2011 as filed as Exhibit 10.5 of Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 2, 2011.

99.9*
Registration Rights Agreement between SunPower Corporation and Total Gas & Power USA, SAS dated April 28, 2011 as filed as Exhibit 10.6 of Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 2, 2011.

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