Form 10-K/A
period 2011-01-02
SUNPOWER CORP
filed 2011-06-10
CIK 867773

d
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________
 FORM 10-K/A
Amendment No. 1
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
77 Rio Robles, San Jose, California 95134
(Address of Principal Executive Offices) (Zip Code)

Registrant's telephone number, including area code: (408) 240-5500
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Class A Common Stock $0.001 par value	Nasdaq Global Select Market
Class B Common Stock $0.001 par value	Nasdaq Global Select Market
d
Securities registered pursuant to Section 12(g) of the Act:
None
(Title of Class)
_________________________________________
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☒    No  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 of Section 15(d) of the Act. Yes  ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☒    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

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
The total number of outstanding shares of the registrant's class A common stock as of February 18, 2011 was 56,178,140.
The total number of outstanding shares of the registrant's class B common stock as of February 18, 2011 was 42,033,287.

DOCUMENTS INCORPORATED BY REFERENCE

Parts of the registrant's definitive proxy statement for the registrant's 2011 annual meeting of stockholders are incorporated by reference in Items 10, 11, 12, 13 and 14 of Part III of this Annual Report on Form 10-K.

EXPLANATORY NOTE

This Amendment No. 1 to Form 10-K (this “Amendment”) amends the Annual Report on Form 10-K for the fiscal year ended January 2, 2011, originally filed on February 28, 2011 (the “Original 10-K”), of SunPower Corporation (the “Company” or “we”). We are filing this Amendment to amend Item 15 of the Original 10-K to include the separate financial statements of Woongjin Energy Co., Ltd. (“Woongjin Energy”) for its fiscal year ended December 31, 2010 as required by Regulation S-X Rule 3-09 (the “Rule 3-09 financial statements”). The Rule 3-09 financial statements were prepared and provided to the Company by Woongjin Energy.

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

Item 15 is the only portion of the Original 10-K being supplemented or amended by this Amendment. Except as described above, this Amendment does not amend, update or change the financial statements of the Company or any other items or disclosures contained in the Original 10-K and does not otherwise reflect events occurring after the original filing date of the Original 10-K. Accordingly, this Amendment should be read in connection with the Company's filings with the Securities and Exchange Commission subsequent to the filing of the Original 10-K.

PART IV

ITEM 15: EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Item 15 of the Original 10-K is amended by the addition of the following exhibits:

EXHIBIT INDEX

Exhibit Number	Description
23.2	Consent of Samil PricewaterhouseCoopers, Independent Auditors of Woongjin Energy Co., Ltd.
24.1	Power of Attorney (incorporated by reference to Exhibit 24.1 to the Registrant's Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 28, 2011).
31.1	Certification by Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a).
31.2	Certification by Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a).
32.1	Certification Furnished Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	Financial Statements of Woongjin Energy Co., Ltd.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment to be signed on its behalf by the undersigned, thereto duly authorized.

SUNPOWER CORPORATION

Dated: June 10, 2011	By:	/S/ DENNIS V. ARRIOLA

Dennis V. Arriola
Executive Vice President and Chief Financial Officer

 Pursuant to the requirements of the Securities Exchange Act of 1934, this Amendment has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ THOMAS H. WERNER	President, Chief Executive Officer and Chairman of the Board or Directors	June 10, 2011
Thomas H. Werner	(Principal Executive Officer)

/S/ DENNIS V. ARRIOLA	Executive Vice President and Chief Financial Officer	June 10, 2011
Dennis V. Arriola	(Principal Financial and Accounting Officer)

*	Director	June 10, 2011
W. Steve Albrecht

*	Director	June 10, 2011
Betsy S. Atkins

*	Director	June 10, 2011
Uwe-Ernst Bufe

*	Director	June 10, 2011
Thomas R. McDaniel

*	Director	June 10, 2011
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