Form 10-Q
period 2011-07-03
SUNPOWER CORP
filed 2011-08-09
CIK 867773

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 3, 2011
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

The total number of outstanding shares of the registrant's class A common stock as of August 5, 2011 was 57,974,366.
The total number of outstanding shares of the registrant's class B common stock as of August 5, 2011 was 42,033,287.

SunPower Corporation

Index

PART I. FINANCIAL INFORMATION

Item 1.         Financial Statements
SunPower Corporation
Condensed Consolidated Balance Sheets
(In thousands, except share data)
(unaudited)

	July 3, 2011	January 2, 2011
Assets
Current assets:
Cash and cash equivalents	$245,790	$605,420
Restricted cash and cash equivalents, current portion	104,722	117,462
Short-term investments	—	38,720
Accounts receivable, net	395,991	381,200
Costs and estimated earnings in excess of billings	144,370	89,190
Inventories	412,614	313,398
Advances to suppliers, current portion	36,075	31,657
Project assets - plants and land, current portion	89,857	23,868
Prepaid expenses and other current assets (1)	207,252	192,934
Total current assets	1,636,671	1,793,849

Restricted cash and cash equivalents, net of current portion	120,885	138,837
Property, plant and equipment, net	592,659	578,620
Project assets - plants and land, net of current portion	25,773	22,238
Goodwill	346,509	345,270
Other intangible assets, net	52,902	66,788
Advances to suppliers, net of current portion	268,466	255,435
Other long-term assets (1)	285,067	178,294
Total assets	$3,328,932	$3,379,331

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable (1)	$413,554	$382,884
Accrued liabilities	194,121	137,704
Billings in excess of costs and estimated earnings	47,210	48,715
Short-term debt	108,623	198,010
Convertible debt, current portion	189,200	—
Customer advances, current portion (1)	20,194	21,044
Total current liabilities	972,902	788,357

Long-term debt	105,000	50,000
Convertible debt, net of current portion	416,367	591,923
Customer advances, net of current portion (1)	154,049	160,485
Other long-term liabilities	188,512	131,132
Total liabilities	1,836,830	1,721,897
Commitments and contingencies (Note 8)
Stockholders' equity:
Preferred stock, 10,042,490 shares authorized, $0.001 par value; none issued and outstanding	—	—
Common stock, 217,500,000 shares of class A common stock authorized, $0.001 par value; 59,101,667 and 56,664,413 shares of class A common stock issued; 57,959,170 and 56,073,083 shares of class A common stock outstanding, as of July 3, 2011 and January 2, 2011, respectively; 150,000,000 shares of class B common stock authorized, $0.001 par value; 42,033,287 shares of class B common stock issued and outstanding as of both July 3, 2011 and January 2, 2011	100	98
Additional paid-in capital	1,635,157	1,606,697
Retained earnings (accumulated deficit)	(86,321)	63,672
Accumulated other comprehensive income (loss)	(30,765)	3,640
Treasury stock, at cost; 1,142,497 and 591,330 shares of class A common stock as of July 3, 2011 and January 2, 2011, respectively	(26,069)	(16,673)
Total stockholders' equity	1,492,102	1,657,434
Total liabilities and stockholders' equity	$3,328,932	$3,379,331

(1)
The Company has related party balances in connection with transactions made with its joint ventures which are recorded within the "Prepaid expenses and other current assets," "Other long-term assets," "Accounts payable," "Customer advance, current portion" and "Customer advances, net of current portion" financial statement line items in the Condensed Consolidated Balance Sheets (see Note 8 and Note 9).

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

SunPower Corporation
Condensed Consolidated Statements of Operations
(In thousands, except per share data)
(unaudited)

	Three Months Ended		Six Months Ended
	July 3, 2011	July 4, 2010	July 3, 2011	July 4, 2010
Revenue:
Utility and power plants	$302,439	$119,999	$548,348	$264,093
Residential and commercial	289,816	264,239	495,325	467,419
Total revenue	592,255	384,238	1,043,673	731,512
Cost of revenue:
Utility and power plants	309,032	97,224	512,043	208,652
Residential and commercial	263,929	199,163	423,814	363,266
Total cost of revenue	572,961	296,387	935,857	571,918
Gross margin	19,294	87,851	107,816	159,594
Operating expenses:
Research and development	15,255	11,206	28,901	21,613
Sales, general and administrative	90,856	78,376	167,035	142,656
Restructuring charges	13,308	—	13,308	—
Total operating expenses	119,419	89,582	209,244	164,269
Operating loss	(100,125)	(1,731)	(101,428)	(4,675)
Other income (expense), net:
Interest income	488	279	1,231	552
Interest expense	(16,059)	(19,310)	(31,318)	(30,250)
Gain on change in equity interest in unconsolidated investee	322	28,348	322	28,348
Gain (loss) on mark-to-market derivatives	(97)	34,070	(141)	31,852
Other, net	(9,527)	(10,806)	(18,734)	(16,397)
Other income (expense), net	(24,873)	32,581	(48,640)	14,105
Income (loss) before income taxes and equity in earnings of unconsolidated investees	(124,998)	30,850	(150,068)	9,430
Provision for income taxes	(22,702)	(46,992)	(6,886)	(16,117)
Equity in earnings (loss) of unconsolidated investees	(172)	2,030	6,961	5,148
Loss from continuing operations	(147,872)	(14,112)	(149,993)	(1,539)
Income from discontinued operations, net of taxes	—	7,896	—	7,896
Net income (loss)	$(147,872)	$(6,216)	$(149,993)	$6,357

Net income (loss) per share of class A and class B common stock:
Net income (loss) per share - basic and diluted:
Continuing operations	$(1.51)	$(0.15)	$(1.55)	$(0.01)
Discontinued operations	—	0.08	—	0.08
Net income (loss) per share	$(1.51)	$(0.07)	$(1.55)	$0.07

Weighted-average shares:
Basic and diluted	97,656	95,564	97,054	95,359

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

SunPower Corporation
Condensed Consolidated Statements of Cash Flows
(In thousands)
(unaudited)

	Six Months Ended
	July 3, 2011	July 4, 2010
Cash flows from operating activities:
Net income (loss)	$(149,993)	$6,357
Less: Income from discontinued operations, net of taxes	—	7,896
Loss from continuing operations	(149,993)	(1,539)
Adjustments to reconcile loss from continuing operations to net cash used in operating activities of continuing operations
Stock-based compensation	25,980	22,399
Depreciation	53,664	49,273
Amortization of other intangible assets	13,932	16,461
Loss (gain) on sale of investments	191	(1,572)
Loss (gain) on mark-to-market derivatives	141	(31,852)
Non-cash interest expense	14,332	15,768
Debt issuance costs	2,734	1,790
Amortization of promissory notes	3,352	2,919
Gain on change in equity interest in unconsolidated investee	(322)	(28,348)
Third-party inventories write-down	16,399	—
Project assets write-down	16,053	—
Equity in earnings of unconsolidated investees	(6,961)	(5,148)
Deferred income taxes and other tax liabilities	(2,084)	12,219
Changes in operating assets and liabilities, net of effect of acquisition:
Accounts receivable	3,109	41,662
Costs and estimated earnings in excess of billings	(47,114)	(32,564)
Inventories	(102,997)	(72,248)
Project assets	(83,842)	(47,906)
Prepaid expenses and other assets	(9,328)	(107,315)
Advances to suppliers	(17,470)	3,757
Accounts payable and other accrued liabilities	(16)	120,782
Billings in excess of costs and estimated earnings	(2,480)	(5,288)
Customer advances	(7,812)	951
Net cash used in operating activities of continuing operations	(280,532)	(45,799)
Net cash provided by operating activities of discontinued operations	—	649
Net cash used in operating activities	(280,532)	(45,150)
Cash flows from investing activities:
Decrease (increase) in restricted cash and cash equivalents	30,693	(8,253)
Purchase of property, plant and equipment	(68,164)	(100,292)
Proceeds from sale of equipment to third-party	499	2,875
Proceeds from sales or maturities of available-for-sale securities	43,759	1,572
Cash paid for acquisition, net of cash acquired	—	(272,699)
Cash paid for investments in joint ventures and other non-public companies	(50,000)	(1,618)
Net cash used in investing activities of continuing operations	(43,213)	(378,415)
Net cash used in investing activities of discontinued operations	—	(17,708)
Net cash used in investing activities	(43,213)	(396,123)
Cash flows from financing activities:
Proceeds from issuance of bank loans, net of issuance costs	189,221	—
Proceeds from issuance of project loans, net of issuance costs	—	5,134
Proceeds from issuance of convertible debt, net of issuance costs	—	244,241
Repayment of bank loans	(226,136)	(30,000)
Cash paid for bond hedge	—	(75,200)
Proceeds from warrant transactions	—	61,450
Proceeds from exercise of stock options	3,926	346
Purchases of stock for tax withholding obligations on vested restricted stock	(9,396)	(1,977)
Net cash provided by (used in) financing activities of continuing operations	(42,385)	203,994
Net cash provided by financing activities of discontinued operations	—	17,059
Net cash provided by (used in) financing activities	(42,385)	221,053
Effect of exchange rate changes on cash and cash equivalents	6,500	(12,691)
Net decrease in cash and cash equivalents	(359,630)	(232,911)
Cash and cash equivalents at beginning of period	605,420	615,879
Cash and cash equivalents at end of period	245,790	382,968
Less: Cash and cash equivalents of discontinued operations	—	—
Cash and cash equivalents of continuing operations, end of period	$245,790	$382,968

Non-cash transactions:
Property, plant and equipment acquisitions funded by liabilities	$6,494	$113,008
Non-cash interest expense capitalized and added to the cost of qualified assets	1,294	1,095

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

On June 21, 2011, the Company became a majority owned subsidiary of Total Gas & Power USA, SAS, a French société par actions simplifiée ("Total”), a subsidiary of Total S.A., a French société anonyme ("Total S.A."), through a tender offer and Total's purchase of 60% of the outstanding class A common stock and class B common stock of the Company as of June 13, 2011 (see Note 2).

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

Fiscal Years

The Company reports on a fiscal-year basis and ends its quarters on the Sunday closest to the end of the applicable calendar quarter, except in a 53-week fiscal year, in which case the additional week falls into the fourth quarter of that fiscal year. Both fiscal year 2011 and 2010 consist of 52 weeks. The second quarter of fiscal 2011 ended on July 3, 2011 and the second quarter of fiscal 2010 ended on July 4, 2010.

Management Estimates

The preparation of the condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States (“U.S. GAAP”) requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Significant estimates in these financial statements include percentage-of-completion for construction projects, allowances for doubtful accounts receivable and sales returns, inventory and project assets write-downs, stock-based compensation, estimates for future cash flows and economic useful lives of property, plant and equipment, goodwill, valuations for business combinations, other intangible assets and other long-term assets, asset impairments, fair value of financial instruments, certain accrued liabilities including accrued warranty, restructuring and termination of supply contracts reserves, valuation of debt without the conversion feature, valuation of share lending arrangements, income taxes and tax valuation allowances. Actual results could materially differ from those estimates.

In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, which the Company believes are necessary for a fair statement of the

Index

Company's financial position as of July 3, 2011, its results of operations for the three and six months ended July 3, 2011 and July 4, 2010 and cash flows for the six months ended July 3, 2011 and July 4, 2010. These condensed consolidated financial statements are not necessarily indicative of the results to be expected for the entire year.

Summary of Significant Accounting Policies

These condensed consolidated financial statements and accompanying notes should be read in conjunction with the Company's annual consolidated financial statements and notes thereto contained in the fiscal 2010 Form 10-K.

There have been no significant changes in the Company's significant accounting policies for the three months ended July 3, 2011, as compared to the significant accounting policies described in the fiscal 2010 Form 10-K. Further, there has been no issued accounting guidance not yet adopted by the Company that it believes is material or potentially material to its condensed consolidated financial statements.

Note 2. TRANSACTIONS WITH TOTAL

On April 28, 2011, the Company and Total entered into a Tender Offer Agreement (the “Tender Offer Agreement”), pursuant to which, on May 3, 2011, Total commenced a cash tender offer to acquire up to 60% of the Company's outstanding shares of class A common stock and up to 60% of the Company's outstanding shares of class B common stock (the “Tender Offer”) at a price of $23.25 per share for each class. The consummation of the Tender Offer was subject to customary closing conditions, including a minimum of 50% of the outstanding shares of each of the class A common stock and class B common stock being tendered, clearance by U.S. and European Union antitrust authorities, and other customary closing conditions. On May 9, 2011 the U.S. Federal Trade Commission granted the Company and Total S.A. early termination of the waiting period otherwise required for the parties to achieve U.S. antitrust approval.

The offer expired on June 14, 2011 and Total accepted for payment on June 21, 2011 a total of 34,756,682 shares of the Company's class A common stock and 25,220,000 shares of the Company's class B common stock, representing 60% of each class of its outstanding common stock as of June 13, 2011, for a total cost of approximately $1.4 billion. On June 28, 2011, the European Commission granted clearance for the Tender Offer transaction. As a result of the Commission clearance, Total is permitted to fully exercise voting and election rights over the purchased shares, as well as fully exercise its rights under the Credit Support Agreement, the Affiliation Agreement, and the Research & Collaboration Agreement described below.

Credit Support Agreement

In connection with the Tender Offer, the Company and Total S.A. entered into a Credit Support Agreement (the “Credit Support Agreement”) under which Total S.A. has agreed to enter into one or more guarantee agreements (each a “Guaranty”) with banks providing letter of credit facilities to the Company in support of certain Company businesses and other permitted purposes. Total S.A. will guarantee the payment to the applicable issuing bank of the Company's obligation to reimburse a draw on a letter of credit and pay interest thereon in accordance with the letter of credit facility between such bank and the Company. The Credit Support Agreement became effective on June 28, 2011, the date on which the European Commission granted anti-trust clearance (the “CSA Effective Date”). Under the Credit Support Agreement, at any time from the CSA Effective Date until the fifth anniversary of the CSA Effective Date, the Company may request that Total S.A. provide a Guaranty in support of the Company's payment obligations with respect to a letter of credit facility. Total S.A. is required to issue and enter into the Guaranty requested by the Company, subject to certain terms and conditions that may be waived by Total S.A., and subject to certain other conditions.

In consideration for the commitments of Total S.A., the Company is required to pay Total S.A. a guarantee fee for each letter of credit that is the subject of a Guaranty and was outstanding for all or part of the preceding calendar quarter.

The Company is also required to reimburse Total S.A. for payments made under any Guaranty and certain expenses of Total S.A., plus interest on both.

The Company has agreed to undertake certain actions, including, but not limited to, ensuring that the payment obligations of the Company to Total S.A. rank at least equal in right of payment with all of the Company's other present and future indebtedness, other than certain permitted secured indebtedness. The Company has also agreed to refrain from taking certain actions, including refraining from making any equity distributions so long as it has any outstanding repayment obligation to Total S.A. resulting from a draw on a guaranteed letter of credit.

The Credit Support Agreement will terminate following the fifth anniversary of the CSA Effective Date, after the later of

Index

the payment in full of all obligations thereunder and the termination or expiration of each Guaranty provided thereunder.

Affiliation Agreement

In connection with the Tender Offer, the Company and Total entered into an Affiliation Agreement that governs the relationship between Total and the Company following the close of the Tender Offer (the “Affiliation Agreement”). Until the expiration of a standstill period (the “Standstill Period”), Total, Total S.A., any of their respective affiliates and certain other related parties (the “Total Group”) may not effect, seek, or enter into discussions with any third party regarding any transaction that would result in the Total Group beneficially owning shares of the Company in excess of certain thresholds, or request the Company or the Company's independent directors, officers or employees, to amend or waive any of the standstill restrictions applicable to the Total Group.

The Affiliation Agreement imposes certain limitations on the Total Group's ability to seek to effect a tender offer or merger to acquire 100% of the outstanding voting power of the Company and imposes certain limitations on the Total Group's ability to transfer 40% or more of outstanding shares or voting power of the Company to a single person or group that is not a direct or indirect subsidiary of Total S.A.. During the Standstill Period, no member of the Total Group may, among other things, solicit proxies or become a participant in an election contest relating to the election of directors to the Company's Board of Directors.

The Affiliation Agreement provides Total with the right to maintain its percentage ownership in connection with any new securities issued by the Company, and Total may also purchase shares on the open market or in private transactions with disinterested stockholders, subject in each case to certain restrictions.

In accordance with the terms of the Affiliation Agreement, on July 1, 2011, the Company's Board of Directors expanded the size of the Board of Directors to eleven members and elected six nominees from Total as directors, following which the Board of Directors was composed of the Chief Executive Officer of the Company (who also serves as the chairman of the Company's Board of Directors), four current members of the Company's Board of Directors, and six directors designated by Total. Directors designated by Total will also serve on certain committees of the Company's Board of Directors. On the first anniversary of the consummation of the Tender Offer, the size of the Company's Board of Directors will be reduced to nine members and one non-Total designated director and one director designated by Total will resign from the Company's Board of Directors. If the Total Group's ownership percentage of Company common stock declines, the number of members of the Company's Board of Directors that Total is entitled to nominate to the Company's Board of Directors will be reduced as set forth in the Affiliation Agreement.

The Affiliation Agreement also imposes certain restrictions with respect to the Company's and the Company's Board of Directors' ability to take certain actions, including specifying certain actions that require approval by the directors other than the directors appointed by Total and other actions that require stockholder approval by Total.

Affiliation Agreement Guaranty

Total S.A. has entered into a guaranty (the “Affiliation Agreement Guaranty”) pursuant to which Total S.A. unconditionally guarantees the full and prompt payment of Total S.A.'s, Total's and each of Total S.A.'s direct and indirect subsidiaries' payment obligations under the Affiliation Agreement and the full and prompt performance of Total S.A.'s, Total's and each of Total S.A.'s direct and indirect subsidiaries' representations, warranties, covenants, duties and agreements contained in the Affiliation Agreement.

Research & Collaboration Agreement

In connection with the Tender Offer, Total and the Company have entered into a Research & Collaboration Agreement (the “R&D Agreement”) that establishes a framework under which they may engage in long-term research and development collaboration (“R&D Collaboration”). The R&D Collaboration is expected to encompass a number of different projects (“R&D Projects”), with a focus on advancing technology in the area of photovoltaics. The primary purpose of the R&D Collaboration is to: (i) maintain and expand the Company's technology position in the crystalline silicon domain; (ii) ensure the Company's industrial competitiveness; and (iii) guarantee a sustainable position for both the Company and Total to be best-in-class industry players.

The R&D Agreement contemplates a joint committee (the “R&D Strategic Committee”) that will identify, plan and manage the R&D Collaboration. Due to the impracticability of anticipating and establishing all of the legal and business terms that will be applicable to the R&D Collaboration or to each R&D Project, the R&D Agreement sets forth broad principles

Index

applicable to the parties' potential R&D Collaboration, and Total and the Company expect that the R&D Strategic Committee will establish the particular terms governing each particular R&D Project consistent with the terms set forth in the R&D Agreement.

Registration Rights Agreement

In connection with the Tender Offer, Total and the Company entered into a customary registration rights agreement (the “Registration Rights Agreement”) related to Total's ownership of Company shares. The Registration Rights Agreement provides Total with shelf registration rights, subject to certain customary exceptions, and up to two demand registration rights in any 12-month period, also subject to certain customary exceptions. Total also has certain rights to participate in any registrations of securities initiated by the Company. The Company will generally pay all costs and expenses incurred by the Company and Total in connection with any shelf or demand registration (other than selling expenses incurred by Total). The Company and Total have also agreed to certain indemnification rights. The Registration Rights Agreement terminates on the first date on which: (i) the shares held by Total constitute less than 5% of the then-outstanding common stock; (ii) all securities held by Total may be immediately resold pursuant to Rule 144 promulgated under the Securities and Exchange Act of 1934 (the "Exchange Act") during any 90-day period without any volume limitation or other restriction; or (iii) the Company ceases to be subject to the reporting requirements of the Exchange Act.

Stockholder Rights Plan

On April 28, 2011, prior to the execution of the Tender Offer Agreement, the Company entered into an amendment (the “Rights Agreement Amendment”) to the Rights Agreement, dated August 12, 2008, by and between the Company and Computershare Trust Company, N.A., as Rights Agent (the “Rights Agreement”), in order to, among other things, render the rights therein inapplicable to each of: (i) the approval, execution or delivery of the Tender Offer Agreement; (ii) the commencement or consummation of the Tender Offer; (iii) the consummation of the other transactions contemplated by the Tender Offer Agreement and the related agreements; and (iv) the public or other announcement of any of the foregoing.

On June 14, 2011, the Company entered into a second amendment to the Rights Agreement (the “Second Rights Agreement Amendment”), in order to, among other things, exempt Total, Total S.A. and certain of their affiliates and certain members of a group of which they may become members from the definition of “Acquiring Person” such that the rights issuable pursuant to the Rights Agreement will not become issuable in connection with the completion of the Tender Offer.

By-laws Amendment

On June 14, 2011, the Board of Directors approved the amendment of the Company's By-laws (the “By-laws”). The changes are required under the Affiliation Agreement. The amendments: (i) allow any member of the Total Group to call a meeting of stockholders for the sole purpose of considering and voting on a proposal to effect a Terra Merger (as defined in the Affiliation Agreement) or a Transferee Merger (as defined in the Affiliation Agreement); (ii) provide that the number of directors of the Board shall be determined from time to time by resolution adopted by the affirmative vote of a majority of the entire Board at any regular or special meeting; (iii) require, prior to the termination of the Affiliation Agreement, a majority of independent directors' approval to amend the By-laws so long as Total, together with Total S.A.'s subsidiaries collectively own at least 30% of the voting securities of the Company as well as require, prior to the termination of the Affiliation Agreement, Total's written consent during the Terra Stockholder Approval Period (as defined in the Affiliation Agreement) to amend the By-laws; and (iv) make certain other conforming changes to the By-laws.

The Tender Offer Agreement, Tender Offer Agreement Guaranty, Credit Support Agreement, Affiliation Agreement, Affiliation Agreement Guaranty, Research and Collaboration Agreement, Registration Rights Agreement, Rights Agreement Amendment, Second Rights Agreement Amendment and By-laws are attached to, and more fully described in, the Company's Form 8-Ks as filed with the SEC on May 2, 2011, June 7, 2011, and June 15, 2011.

Note 3. SALE OF DISCONTINUED OPERATIONS

In connection with a strategic acquisition on March 26, 2010, the Company acquired a European project company, Cassiopea PV S.r.l (“Cassiopea”), which operated a previously completed 20 megawatt alternating current ("MWac") solar power plant in Montalto di Castro, Italy. In the period in which an asset of the Company is classified as held-for-sale, it is required to present for all periods the related assets, liabilities and results of operations associated with that asset as discontinued operations. Cassiopea's results of operations in fiscal 2010 were classified as “Income from discontinued operations, net of taxes” in the Condensed Consolidated Statement of Operations. On August 5, 2010, the Company sold the

Index

assets and liabilities of Cassiopea.

In both the three and six months ended July 4, 2010, results of operations related to Cassiopea were as follows:

(In thousands)	July 4, 2010
Utility and power plants revenue	$7,905
Gross margin	7,905
Income from discontinued operations before sale of business unit	11,510
Gain on sale of business unit	—
Income before income taxes	11,510
Income from discontinued operations, net of taxes	7,896

Note 4. GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

The following table presents the changes in the carrying amount of goodwill under the Company's reportable business segments:

(In thousands)	UPP	R&C	Total
As of January 2, 2011	226,350	118,920	345,270
Translation adjustment	—	1,239	1,239
As of July 3, 2011	$226,350	$120,159	$346,509

Intangible Assets

The following tables present details of the Company's acquired other intangible assets:

(In thousands)	Gross	Accumulated Amortization	Net
As of July 3, 2011
Project assets	$79,160	$(33,643)	$45,517
Patents, trade names and purchased technology	50,320	(50,001)	319
Purchased in-process research and development	1,000	(111)	889
Customer relationships and other	28,717	(22,540)	6,177
	$159,197	$(106,295)	$52,902

As of January 2, 2011
Project assets	$79,160	$(22,627)	$56,533
Patents, trade names and purchased technology	55,144	(54,563)	581
Purchased in-process research and development	1,000	(28)	972
Customer relationships and other	40,525	(31,823)	8,702
	$175,829	$(109,041)	$66,788

All of the Company's acquired other intangible assets are subject to amortization. Aggregate amortization expense for other intangible assets totaled $6.9 million and $13.9 million in the three and six months ended July 3, 2011, respectively, and $11.7 million and $16.5 million in the three and six months ended July 4, 2010, respectively. As of July 3, 2011, the estimated future amortization expense related to other intangible assets is as follows:

Index

(In thousands)	Amount
Year
2011 (remaining six months)	$13,273
2012	22,721
2013	16,331
2014	252
2015	186
Thereafter	139
$52,902

Index

Note 5. BALANCE SHEET COMPONENTS

	As of
(In thousands)	July 3, 2011	January 2, 2011
Accounts receivable, net:
Accounts receivable, gross	$410,705	$389,554
Less: allowance for doubtful accounts	(12,403)	(5,967)
Less: allowance for sales returns	(2,311)	(2,387)
	$395,991	$381,200

Inventories:
Raw materials	$78,612	$70,683
Work-in-process	59,731	35,658
Finished goods	274,271	207,057
	$412,614	$313,398

Prepaid expenses and other current assets:
VAT receivables, current portion	$52,741	$26,500
Short-term deferred tax assets	1,224	3,605
Foreign currency derivatives	13,853	35,954
Income tax receivable	5,912	1,513
Deferred project costs	804	934
Note receivable	10,000	10,000
Other receivables (1)	90,613	83,712
Other prepaid expenses	32,105	30,716
	$207,252	$192,934

(1)
Includes tolling agreements with suppliers in which the Company provides polysilicon required for silicon ingot manufacturing and procures the manufactured silicon ingots from the suppliers (see Notes 8 and 9).

Project assets - plants and land:
Project assets - plants	$83,199	$28,784
Project assets - land	32,431	17,322
	$115,630	$46,106
Project assets - plants and land, current portion	$89,857	$23,868
Project assets - plants and land, net of current portion	25,773	22,238

Property, plant and equipment, net:
Land and buildings	$13,912	$13,912
Leasehold improvements	236,607	207,248
Manufacturing equipment (2)	578,015	551,815
Computer equipment	49,628	46,603
Solar power systems	11,307	10,614
Furniture and fixtures	5,766	5,555
Construction-in-process	35,189	28,308
	930,424	864,055
Less: accumulated depreciation (3)	(337,765)	(285,435)
	$592,659	$578,620

(2)
Certain manufacturing equipment associated with solar cell manufacturing lines located at one of the Company’s facilities in the Philippines is collateralized in favor of a third-party lender. The Company provided security for advance payments received from a third party in fiscal 2008 totaling $40.0 million in the form of collateralized manufacturing equipment with a net book value of $24.5 million and $28.3 million as of July 3, 2011 and January 2, 2011, respectively.

Index

(3)
Total depreciation expense was $28.0 million and $53.7 million for the three and six months ended July 3, 2011, respectively, and $24.6 million and $49.3 million for the three and six months ended July 4, 2010, respectively.

	As of
(In thousands)	July 3, 2011	January 2, 2011
Property, plant and equipment, net by geography (4):
Philippines	$484,065	$502,131
United States	103,342	73,860
Europe	5,026	2,400
Australia	226	229
	$592,659	$578,620

(4)	Property, plant and equipment, net are based on the physical location of the assets.

	Three Months Ended		Six Months Ended
(In thousands)	July 3, 2011	July 4, 2010	July 3, 2011	July 4, 2010
Interest expense:
Interest cost incurred	$(17,652)	$(20,246)	$(34,103)	$(32,117)
Cash interest cost capitalized - property, plant and equipment	555	376	885	772
Non-cash interest cost capitalized - property, plant and equipment	472	560	721	1,095
Cash interest cost capitalized - project assets - plant and land	242	—	606	—
Non-cash interest cost capitalized - project assets - plant and land	324	—	573	—
Interest expense	$(16,059)	$(19,310)	$(31,318)	$(30,250)

	As of
(In thousands)	July 3, 2011	January 2, 2011
Other long-term assets:
Investments in joint ventures	$173,724	$116,444
Bond hedge derivative	65,964	34,491
Investments in non-public companies	6,418	6,418
VAT receivables, net of current portion	6,750	7,002
Long-term debt issuance costs	10,938	12,241
Other	21,273	1,698
	$285,067	$178,294

Index

	As of
(In thousands)	July 3, 2011	January 2, 2011
Accrued liabilities:
VAT payables	$13,756	$11,699
Foreign currency derivatives	49,197	10,264
Short-term warranty reserves	12,910	14,639
Interest payable	6,839	6,982
Deferred revenue	27,380	21,972
Employee compensation and employee benefits	26,034	33,227
Restructuring liability	11,039	—
Other	46,966	38,921
	$194,121	$137,704

Other long-term liabilities:
Embedded conversion option derivatives	$66,453	$34,839
Long-term warranty reserves	66,351	48,923
Unrecognized tax benefits	26,958	24,894
Other	28,750	22,476
	$188,512	$131,132

Note 6. INVESTMENTS

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

	July 3, 2011				January 2, 2011
(In thousands)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Money market funds	$358,277	$—	$—	$358,277	$488,626	$—	$172	$488,798
Debt securities	—	—	—	—	—	38,548	—	38,548
	$358,277	$—	$—	$358,277	$488,626	$38,548	$172	$527,346

There have been no transfers between Level 1, Level 2 and Level 3 measurements during the three or six months ended July 3, 2011.

Money Market Funds

The majority of the Company's money market fund instruments are classified within Level 1 of the fair value hierarchy because they are valued using quoted prices for identical instruments in active markets. Investments in money market funds utilizing Level 3 inputs consisted of the Company's investment in the Reserve International Liquidity Fund which amounted to $0.2 million as of January 2, 2011. The Company had estimated the value of its investment in the Reserve International Liquidity Fund to be $0.2 million based on information publicly disclosed by the Reserve International Liquidity Fund relative to its holdings and remaining obligations. On March 3, 2011, the Company recovered $0.3 million from the Reserve

Index

International Liquidity Fund. The recovery was $0.1 million in excess of the recorded fair value and was reflected as a gain within "Other, net" in the Condensed Consolidated Statement of Operations for the six months ended July 3, 2011. The Company had no remaining investments with Level 3 measurements as of July 3, 2011.

Debt Securities

Investments in debt securities utilizing Level 2 inputs as of January 2, 2011 consist of bonds purchased in the fourth quarter of fiscal 2010. The bonds are guaranteed by the Italian government. The Company based its valuation of these bonds on movements of Italian sovereign bond rates since the time of purchase and incurred no other-than-temporary impairment loss in the three and six months ended July 3, 2011. This valuation is corroborated by comparison to third-party financial institution valuations.

The fair value of the Company's investments in bonds totaled €29.5 million as of January 2, 2011. On May 23, 2011, the bonds were sold for net proceeds of €29.3 million which was €0.2 million below the recorded fair value of €29.5 million on the sale date. The €0.2 million difference was reflected as a loss within "Other, net" in the Condensed Consolidated Statement of Operations for the three and six months ended July 3, 2011. The Company had no remaining investments in debt securities as of July 3, 2011.

Available-for-Sale Securities

Available-for-sale securities are comprised of the fair value of the Company's debt securities, including any other-than temporary impairment loss incurred. The classification of available-for-sale securities and cash and cash equivalents is as follows:

	July 3, 2011			January 2, 2011
(In thousands)	Available-For-Sale	Cash and Cash Equivalents (2)	Total	Available-For-Sale	Cash and Cash Equivalents (2)	Total
Cash and cash equivalents	$—	$245,790	$245,790	$—	$605,420	$605,420
Short-term restricted cash and cash equivalents (1)	—	104,722	104,722	—	117,462	117,462
Short-term investments	—	—	—	38,548	172	38,720
Long-term restricted cash and cash equivalents (1)	—	120,885	120,885	—	138,837	138,837
	$—	$471,397	$471,397	$38,548	$861,891	$900,439

(1)
Details regarding the Company's cash in restricted accounts are contained in the Company's annual consolidated financial statements and notes thereto for the year ended January 2, 2011 included in the fiscal 2010 Form 10-K.

(2)	Includes money market funds.

Minority Investments in Joint Ventures and Other Non-Public Companies

The Company holds minority investments comprised of common and preferred stock in joint ventures and other non-public companies. The Company monitors these minority investments for impairment, which are included in “Other long-term assets” in its Condensed Consolidated Balance Sheets and records reductions in the carrying values when necessary. Circumstances that indicate an other-than-temporary decline include the valuation ascribed to the issuing company in subsequent financing rounds, decreases in quoted market prices and declines in operations of the issuer. As of July 3, 2011 and January 2, 2011, the Company had $173.7 million and $116.4 million, respectively, in investments in joint ventures accounted for under the equity method and $6.4 million, as of both periods, in investments accounted for under the cost method (see Note 9).

Note 7. RESTRUCTURING

In response to reductions in European government incentives, primarily in Italy, which have had a significant impact on the global solar market, on June 13, 2011, the Company's Board of Directors approved a restructuring plan to realign the

Index

Company's resources. In connection with this plan, which is expected to be completed within the next 12 months, the Company expects to eliminate approximately 85 positions, 2% of the Company's workforce, in addition to the expected consolidation or closure of certain facilities in Europe. As a result, the Company expects to record restructuring charges of up to $22.0 million related to the UPP Segment, composed of severance benefits, lease and related termination costs, and other associated costs. The Company expects greater than 90% of these charges to be cash.

Restructuring charges recognized during both the three and six months ended July 3, 2011 in the Condensed Consolidated Statements of Operations consisted of $12.3 million of employee severance, benefits and accelerated vesting of promissory notes, $0.7 million of lease and related termination costs, and $0.3 million of legal and other related charges.

As of July 3, 2011, $11.0 million associated with the restructuring was recorded in "Accrued liabilities" on the Company's Condensed Consolidated Balance Sheet. The following table summarizes the restructuring reserve activity during the six months ended July 3, 2011:

(In thousands)	Severance Benefits (1)	Lease and Related Termination Costs	Other Costs (2)	Total
Accrued liability as of January 2, 2011	$—	$—	$—	$—
Charges	10,911	713	320	11,944
Payments	(905)	—	—	(905)
Accrued liability as of July 3, 2011	$10,006	$713	$320	$11,039

(1)
Restructuring reserve charges above exclude $1.4 million of accrued compensation associated with the accelerated vesting of promissory notes, in accordance with the terms of each agreement, previously issued as consideration for an acquisition completed in the first quarter of fiscal 2010. The $1.4 million is separately recorded in "Accrued liabilities" on the Company's Condensed Consolidated Balance Sheet as of July 3, 2011, and in "Restructuring charges" on its Condensed Consolidated Statement of Operations for the three and six months ended July 3, 2011.

(2)	Other costs primarily represent associated legal services.

Note 8. COMMITMENTS AND CONTINGENCIES

Operating Lease Commitments

The Company leased its San Jose, California facility under a non-cancellable operating lease from Cypress Semiconductor Corporation ("Cypress") which expired in May 2011. In May 2011 the Company moved to new offices in San Jose, California under a non-cancellable operating lease from an unaffiliated third party through April 2021. In addition, the Company leases its Richmond, California facility under a non-cancellable operating lease from an unaffiliated third party, which expires in December 2018. The Company also has various lease arrangements, including for its European headquarters located in Geneva, Switzerland under a lease that expires in September 2012, as well as sales and support offices in Southern California, New Jersey, Oregon, Australia, England, France, Germany, Greece, Israel, Italy, Malta, Spain and South Korea, all of which are leased from unaffiliated third parties. In addition, in the first quarter of fiscal 2010 the Company acquired a lease arrangement in London, England, which was leased from a party affiliated with the Company which expired on August 7, 2011.

In fiscal 2009, the Company signed a commercial project financing agreement with Wells Fargo to fund up to $100 million of commercial-scale solar power system projects through December 31, 2010. On July 16, 2011, the Company and Wells Fargo amended the agreement to extend through June 30, 2012. As of July 3, 2011, the Company leases six solar power systems from Wells Fargo over minimum lease terms of up to 20 years that it had previously sold to Wells Fargo, of which two of these sales occurred during the second quarter of fiscal 2011. Separately, the Company entered into power purchase agreements ("PPAs") with end customers, who host the leased solar power systems and buy the electricity directly from the Company under PPAs with a duration of up to 20 years. At the end of the lease term, the Company has the option to purchase the systems at fair value or remove the systems. The deferred profit on the sale of the systems to Wells Fargo is recognized over the minimum term of the lease.

Future minimum obligations under all non-cancellable operating leases as of July 3, 2011 are as follows:

Index

(In thousands)	Amount
Year
2011 (remaining six months)	$7,435
2012	12,483
2013	12,255
2014	10,921
2015	9,490
Thereafter	46,380
$98,964

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

The Company also has agreements with several suppliers, including some of its non-consolidated joint ventures, for the procurement of polysilicon, ingots, wafers, solar cells and solar panels which specify future quantities and pricing of products to be supplied by the vendors for periods up to 10 years and provide for certain consequences, such as forfeiture of advanced deposits and liquidated damages relating to previous purchases, in the event that the Company terminates the arrangements. Where pricing is specified for future periods, in some contracts, the Company may reduce its purchase commitment under the contract if the Company obtains a bona fide third party offer at a price that is a certain percentage lower than the applicable purchase price in the existing contract. If market prices decrease, the Company intends to use such provisions to either move its purchasing to another supplier or to force the initial supplier to reduce its price to remain competitive with market pricing.

As of July 3, 2011, total obligations related to non-cancellable purchase orders totaled $200.2 million and long-term supply agreements with suppliers totaled $5.3 billion. Of the total future purchase commitments of $5.5 billion as of July 3, 2011, $2.3 billion are for commitments to its non-consolidated joint ventures. Future purchase obligations under non-cancellable purchase orders and long-term supply agreements as of July 3, 2011 are as follows:

(In thousands)	Amount
Year
2011 (remaining six months)	$792,736
2012	655,195
2013	653,957
2014	846,983
2015	881,985
Thereafter	1,655,721
$5,486,577

Total future purchase commitments of $5.5 billion as of July 3, 2011 included tolling agreements with suppliers in which the Company provides polysilicon required for silicon ingot manufacturing and procures the manufactured silicon ingots from the supplier. Annual future purchase commitments in the table above are calculated using the gross price paid by the Company for silicon ingots and are not reduced by the price paid by suppliers for polysilicon. Total future purchase commitments as of July 3, 2011 would be reduced by $1.3 billion to $4.2 billion had the Company's obligations under such tolling agreements been disclosed using net cash outflows.

The Company expects that all obligations related to non-cancellable purchase orders for manufacturing equipment will be recovered through future cash flows of the solar cell manufacturing lines and solar panel assembly lines when such long-lived assets are placed in service. Factors considered important that could result in an impairment review include significant underperformance relative to expected historical or projected future operating results, significant changes in the manner of use

Index

of acquired assets and significant negative industry or economic trends. Total obligations related to non-cancellable purchase orders for inventories match current and forecasted sales orders that will consume these ordered materials and actual consumption of these ordered materials are compared to expected demand regularly. The Company anticipates total obligations related to long-term supply agreements for inventories will be recovered because quantities are less than management's expected demand for its solar power products. However, the terms of the long-term supply agreements are reviewed by management and the Company establishes accruals for estimated losses on adverse purchase commitments as necessary, such as lower of cost or market value adjustments, forfeiture of advanced deposits and liquidated damages. Such accruals will be recorded when the Company determines the cost of purchasing the components is higher than the estimated current market value or when it believes it is probable such components will not be utilized in future operations. In the second quarter of fiscal 2011, the Company recorded charges of $32.5 million related to the write-down of third-party inventory and costs associated with the termination of third-party solar cell supply contracts after reductions in European government incentives have driven down demand and average selling price in certain areas of Europe.

Advances to Suppliers

As noted above, the Company has entered into agreements with various polysilicon, ingot, wafer, solar cell and solar panel vendors that specify future quantities and pricing of products to be supplied by the vendors for periods up to 10 years. Certain agreements also provide for penalties or forfeiture of advanced deposits in the event the Company terminates the arrangements. Under certain agreements, the Company is required to make prepayments to the vendors over the terms of the arrangements. During the six months ended July 3, 2011, the Company paid advances totaling $26.9 million in accordance with the terms of existing long-term supply agreements. As of July 3, 2011 and January 2, 2011, advances to suppliers totaled $304.5 million and $287.1 million, respectively, the current portion of which is $36.1 million and $31.7 million, respectively. Two suppliers accounted for 76% and 22% of total advances to suppliers as of July 3, 2011, and 83% and 13% as of January 2, 2011.

The Company's future prepayment obligations related to these agreements as of July 3, 2011 are as follows:

(In thousands)	Amount
Year
2011 (remaining six months)	$111,186
2012	105,281
2013	7,934
$224,401

In January 2008, the Company entered into an Option Agreement with NorSun AS ("NorSun"), a manufacturer of silicon ingots and wafers, under which the Company would deliver cash advance payments to NorSun for the purchase of polysilicon under a long-term polysilicon supply agreement. The Company paid a cash advance of $5.0 million to NorSun during the fourth quarter of fiscal 2009. The Option Agreement provided NorSun an option to sell a 23.3% equity interest in a joint venture to the Company at a price equal to the $5.0 million cash advance. On December 3, 2010, NorSun entered into an agreement with a third party to sell its equity interest in the joint venture at cost, including the Company's indirect equity interest of 23.3% at $5.0 million. That agreement became effective in the first quarter of fiscal 2011 and accordingly the Option Agreement was terminated. In connection with the termination of the Option Agreement, on March 31, 2011, the $5.0 million cash advance was returned to the Company.

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

Provisions for warranty reserves charged to cost of revenue were $10.6 million and $18.4 million in the three and six

Index

months ended July 3, 2011, respectively, and $4.6 million and $9.7 million during the three and six months ended July 4, 2010, respectively. Activity within accrued warranty for the three and six months ended July 3, 2011 and July 4, 2010 is summarized as follows:

	Three Months Ended		Six Months Ended
(In thousands)	July 3, 2011	July 4, 2010	July 3, 2011	July 4, 2010
Balance at the beginning of the period	$70,119	$49,424	$63,562	$46,475
Accruals for warranties issued during the period	10,629	4,646	18,368	9,705
Settlements made during the period	(1,487)	(2,079)	(2,669)	(4,189)
Balance at the end of the period	$79,261	$51,991	$79,261	$51,991

Contingent Obligations

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

Future Financing Commitments

As specified in the Company's joint venture agreement with AU Optronics Singapore Pte. Ltd. ("AUO"), both the Company and AUO contributed certain funding to the joint venture during fiscal 2010 and the first half of fiscal 2011. The Company and AUO will each contribute additional amounts to the joint venture in the second half of fiscal 2011 through 2014 amounting to $271.0 million, or such lesser amount as the parties may mutually agree. In addition, if the Company, AUO, or the joint venture requests additional equity financing to the joint venture, then both the Company and AUO will be required to make additional cash contributions of up to $50.0 million in the aggregate.

On September 28, 2010, the Company invested $0.2 million in a non-public company accounted for under the cost method. The Company will be required to provide additional financing of up to $4.9 million, subject to certain conditions.

The Company's future financing obligations related to these agreements as of July 3, 2011 are as follows:

(In thousands)	Amount
Year
2011 (remaining six months)	$1,900
2012	75,870
2013	101,400
2014	96,770
$275,940

Liabilities Associated with Uncertain Tax Positions

Total liabilities associated with uncertain tax positions were $27.0 million and $24.9 million as of July 3, 2011 and January 2, 2011, respectively, and are included in "Other long-term liabilities" in the Company's Condensed Consolidated Balance Sheets as they are not expected to be paid within the next twelve months. Due to the complexity and uncertainty associated with its tax positions, the Company cannot make a reasonably reliable estimate of the period in which cash settlement will be made for its liabilities associated with uncertain tax positions in other long-term liabilities (see Note 13).

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

Index

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

Legal Matters

Three securities class action lawsuits were filed against the Company and certain of its current and former officers and directors in the United States District Court for the Northern District of California on behalf of a class consisting of those who acquired the Company's securities from April 17, 2008 through November 16, 2009. The cases were consolidated as In re SunPower Securities Litigation, Case No. CV-09-5473-RS (N.D. Cal.), and lead plaintiffs and lead counsel were appointed on March 5, 2010. Lead plaintiffs filed a consolidated complaint on May 28, 2010. The actions arise from the Audit Committee's investigation announcement on November 16, 2009 regarding certain unsubstantiated accounting entries. The consolidated complaint alleges that the defendants made material misstatements and omissions concerning the Company's financial results for 2008 and 2009, seeks an unspecified amount of damages, and alleges violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and Sections 11 and 15 of the Securities Act of 1933. The Company believes it has meritorious defenses to these allegations and will vigorously defend itself in these matters. The court held a hearing on the defendants' motions to dismiss the consolidated complaint on November 4, 2010. The court dismissed the consolidated complaint with leave to amend on March 1, 2011. An amended complaint was filed on April 18, 2011. Defendants filed motions to dismiss the amended complaint on May 23, 2011. The motion to dismiss the amended complaint is scheduled to be heard by the court on August 11, 2011. The Company is currently unable to determine if the resolution of these matters will have an adverse effect on the Company's financial position, liquidity or results of operations.

Derivative actions purporting to be brought on the Company's behalf have also been filed in state and federal courts against several of the Company's current and former officers and directors based on the same events alleged in the securities class action lawsuits described above. The California state derivative cases were consolidated as In re SunPower Corp. S'holder Derivative Litig., Lead Case No. 1-09-CV-158522 (Santa Clara Sup. Ct.), and co-lead counsel for plaintiffs have been appointed. The complaints assert state-law claims for breach of fiduciary duty, abuse of control, unjust enrichment, gross mismanagement, and waste of corporate assets. Plaintiffs are scheduled to file a consolidated complaint after entry of an order deciding defendants' motion to dismiss the amended class action complaint. The federal derivative complaints were consolidated as In re SunPower Corp. S'holder Derivative Litig., Master File No. CV-09-05731-RS (N.D. Cal.), and lead plaintiffs and co-lead counsel were appointed on January 4, 2010. The complaints assert state-law claims for breach of fiduciary duty, waste of corporate assets, and unjust enrichment, and seek an unspecified amount of damages. Plaintiffs filed a consolidated complaint on May 13, 2011. A Delaware state derivative case, Brenner v. Albrecht, et al., C.A. No. 6514-VCP (Del Ch.), was filed on May 23, 2011. The complaint asserts state-law claims for breach of fiduciary duty and contribution and indemnification, and seeks an unspecified amount of damages. The Company intends to oppose the derivative plaintiffs' efforts to pursue this litigation on the Company's behalf. The Company is currently unable to determine if the resolution of these matters will have an adverse effect on the Company's financial position, liquidity or results of operations.

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

On June 30, 2010, Woongjin Energy completed its initial public offering ("IPO") and the sale of 15.9 million new shares

Index

of common stock. As a result of the completion of the IPO, the Company concluded that Woongjin Energy is no longer a variable interest entity ("VIE"). The Company continues to hold 19.4 million shares, or a percentage equity interest of 31%, as of both July 3, 2011 and January 2, 2011. The market value of the Company's equity interest in Woongjin Energy was $237.1 million on July 1, 2011.

As of July 3, 2011 and January 2, 2011, the Company's carrying value of its investment in the joint venture totaled $83.6 million and $76.6 million, respectively, in its Condensed Consolidated Balance Sheets. The Company accounts for its investment in Woongjin Energy using the equity method under which the investment is classified as “Other long-term assets” in the Condensed Consolidated Balance Sheets and the Company's share of Woongjin Energy's income totaling $2.2 million and $6.7 million in the three and six months ended July 3, 2011, respectively, and $1.7 million and $4.8 million in the three and six months ended July 4, 2010, respectively, is included in “Equity in earnings (loss) of unconsolidated investees” in the Condensed Consolidated Statements of Operations. The Company recorded a non-cash gain of $0.3 million in both the three and six months ended July 3, 2011 and $28.3 million in both the three and six months ended July 4, 2010 in "Gain on change in equity interest in unconsolidated investee" in the Company's Condensed Consolidated Statement of Operations due to its equity interest in Woongjin Energy being diluted as a result of the issuance of additional equity to other investors. As of July 3, 2011, the Company's maximum exposure to loss as a result of its involvement with Woongjin Energy is limited to the carrying value of its investment.

As of July 3, 2011 and January 2, 2011, $18.5 million and $18.4 million, respectively, remained due and receivable from Woongjin Energy related to polysilicon the Company supplied to the joint venture for silicon ingot manufacturing. Payments to Woongjin Energy for manufactured silicon ingots totaled $43.8 million and $92.6 million in the three and six months ended July 3, 2011, respectively, and $42.3 million and $89.3 million in the three and six months ended July 4, 2010, respectively. As of July 3, 2011 and January 2, 2011, $51.3 million and $32.6 million, respectively, remained due and payable to Woongjin Energy. In addition, the Company conducted other related-party transactions with Woongjin Energy in the first half of fiscal 2010. The Company recognized revenue related to the sale of solar panels to Woongjin Energy of $0.3 million during each of the three and six months ended July 4, 2010. As of both July 3, 2011 and January 2, 2011, zero remained due and receivable from Woongjin Energy related to the sale of these solar panels.

Woongjin Energy qualified as a "significant investee" of the Company in fiscal 2009 as defined in SEC Regulation S-X Rule 10-01(b)(1). Summarized financial information adjusted to conform to U.S. GAAP for Woongjin Energy for the six months ended July 3, 2011 and July 4, 2010 is as follows:

Statement of Operations
	Six Months Ended
(In thousands)	July 3, 2011	July 4, 2010
Revenue	$138,458	$55,754
Cost of revenue	118,153	27,983
Gross margin	20,305	27,771
Operating income	13,439	24,923
Net income	13,123	15,159

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

As of July 3, 2011 and January 2, 2011, the Company's carrying value of its investment in the joint venture totaled $6.8 million and $6.1 million, respectively, in its Condensed Consolidated Balance Sheets which represented a 15% equity investment in both periods. The Company accounts for its investment in First Philec Solar using the equity method since the Company is able to exercise significant influence over the joint venture due to its board positions. The Company's investment is classified as “Other long-term assets” in the Condensed Consolidated Balance Sheets and the Company's share of First Philec Solar's income of $0.2 million and $0.7 million in the three and six months ended July 3, 2011, respectively, and $0.3 million in both of the three and six months ended July 4, 2010, is included in “Equity in earnings (loss) of unconsolidated investees” in the Condensed Consolidated Statements of Operations. As of July 3, 2011, the Company's maximum exposure to loss as a result of its involvement with First Philec Solar is limited to the carrying value of its investment.

Index

As of July 3, 2011 and January 2, 2011, $5.7 million and $3.3 million, respectively, remained due and receivable from First Philec Solar related to the wafer slicing process of silicon ingots supplied by the Company to the joint venture. Payments to First Philec Solar for wafer slicing services of silicon ingots totaled $36.0 million and $64.4 million during the three and six months ended July 3, 2011, respectively, and $22.7 million and $38.2 million during the three and six months ended July 4, 2010, respectively. As of July 3, 2011 and January 2, 2011, $12.5 million and $9.0 million, respectively, remained due and payable to First Philec Solar related to the purchase of silicon wafers.

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

Joint Venture with AUO SunPower Sdn. Bhd. ("AUOSP")

The Company, through its subsidiaries SunPower Technology, Ltd. (“SPTL") and AUOSP, formerly SunPower Malaysia Manufacturing Sdn. Bhd., formed AUOSP with AUO and AU Optronics Corporation, the ultimate parent company of AUO (“AUO Taiwan”) in the third quarter of fiscal 2010. The Company, through SPTL, and AUO each own 50% of the joint venture AUOSP. AUOSP owns a solar cell manufacturing facility ("FAB 3") in Malaysia and manufactures solar cells and sells them on a “cost-plus” basis to the Company and AUO.

In connection with the joint venture agreement, the Company and AUO also entered into licensing and joint development, supply, and other ancillary transaction agreements. Through the licensing agreement, SPTL and AUO licensed to AUOSP, on a non-exclusive, royalty-free basis, certain background intellectual property related to solar cell manufacturing (in the case of SPTL), and manufacturing processes (in the case of AUO). Under the seven-year supply agreement with AUOSP, renewable by the Company for one-year periods thereafter, the percentage of AUOSP's total annual output allocated on a monthly basis to the Company, which the Company is committed to purchase, ranges from 95% in the fourth quarter of fiscal 2010 to 80% in fiscal year 2013 and thereafter. The Company and AUO have the right to reallocate supplies from time to time under a written agreement. As required under the joint venture agreement, on November 5, 2010, the Company and AUOSP entered into an agreement under which the Company will resell to AUOSP polysilicon purchased from a third-party supplier and AUOSP will provide prepayments to the Company related to such polysilicon, which prepayment will then be made by the Company to the third-party supplier.

The Company and AUO are not permitted to transfer any of AUOSP's shares held by them, except to each other and to their direct or indirect wholly-owned subsidiaries. During the second half of fiscal 2010, the Company, through SPTL, and AUO each contributed total initial funding of $27.9 million. Both the Company and AUO each contributed an additional $30.0 million and $50.0 million in the three and six months ended July 3, 2011, respectively, and will each contribute additional amounts in the second half of fiscal 2011 through 2014 amounting to $271.0 million, or such lesser amount as the parties may mutually agree. In addition, if AUOSP, SPTL or AUO requests additional equity financing to AUOSP, then SPTL and AUO will each be required to make additional cash contributions of up to $50.0 million in the aggregate (See Note 8).

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

As of July 3, 2011 and January 2, 2011, the Company's carrying value of its investment totaled $83.3 million and $33.7 million, respectively, in its Condensed Consolidated Balance Sheets which represents its 50% equity investment. The Company accounts for its investment in AUOSP using the equity method in which the investment is classified as “Other long-term assets” in the Condensed Consolidated Balance Sheets. The Company's share of AUOSP's net loss for the three and six months ended July 3, 2011 totaled $2.6 million and $0.4 million, respectively, which is included in “Equity in earnings (loss) of unconsolidated investees” in the Condensed Consolidated Statement of Operations. The Company accounts for its share of AUOSP's net loss on a quarterly lag in reporting.

As of July 3, 2011 and January 2, 2011, $15.4 million and $6.0 million, respectively, remained due and payable to

Index

AUOSP and $26.3 million and $7.5 million, respectively, remained due and receivable from AUOSP. Payments to AUOSP for solar cells totaled $42.8 million and $70.7 million during the three and six months ended July 3, 2011, respectively. As of July 3, 2011, the Company's maximum exposure to loss as a result of its involvement with AUOSP is limited to the carrying value of its investment.

Note 10. DEBT AND CREDIT SOURCES

The following table summarizes the Company's outstanding debt as of July 3, 2011 and the related maturity dates:

		Payments Due by Period
(In thousands)	Face Value	2011 (remaining six months)	2012	2013	2014	2015	Beyond 2015
Convertible debt:
4.50% debentures	$250,000	$—	$—	$—	$—	$250,000	$—
4.75% debentures	230,000	—	—	—	230,000	—	—
1.25% debentures	198,608	—	198,608	—	—	—	—
0.75% debentures	79	—	—	—	—	79	—
IFC mortgage loan	75,000	—	—	12,500	15,000	15,000	32,500
CEDA loan	30,000	—	—	—	—	—	30,000
Société Générale revolving credit facility	108,623	108,623	—	—	—	—	—
	$892,310	$108,623	$198,608	$12,500	$245,000	$265,079	$62,500

Convertible Debt

The following table summarizes the Company's outstanding convertible debt (which is additionally reflected in the table above):

	July 3, 2011			January 2, 2011
(In thousands)	Carrying Value	Face Value	Fair Value (1)	Carrying Value	Face Value	Fair Value (1)
4.50% debentures	$186,288	$250,000	$276,750	$179,821	$250,000	$230,172
4.75% debentures	230,000	230,000	245,525	230,000	230,000	215,050
1.25% debentures (2)	189,200	198,608	196,870	182,023	198,608	188,429
0.75% debentures	79	79	79	79	79	75
	$605,567	$678,687	$719,224	$591,923	$678,687	$633,726

(1)	The fair value of the convertible debt was determined based on quoted market prices as reported by an independent pricing source.

(2)
The carrying value of the 1.25% senior convertible debentures ("1.25% debentures") was reclassified from long-term liabilities to short-term liabilities within "Convertible debt, current portion" in the Condensed Consolidated Balance Sheet as of July 3, 2011 as the holders may require the Company to repurchase all of their 1.25% debentures on February 15, 2012.

4.50% Debentures

On April 1, 2010, the Company issued $220.0 million in principal amount of its 4.50% senior cash convertible debentures (“4.50% debentures”). On April 5, 2010, initial purchasers of the 4.50% debentures exercised the $30.0 million over-allotment option in full. Interest is payable semi-annually, on March 15 and September 15 of each year, at a rate of 4.50% per annum. The 4.50% debentures mature on March 15, 2015 unless repurchased or converted in accordance with their terms prior to such date. The 4.50% debentures are convertible only into cash, and not into shares of the Company's class A common stock (or any other securities).

Index

The embedded cash conversion option within the 4.50% debentures and the over-allotment option related to the 4.50% debentures are derivative instruments that are required to be separated from the 4.50% debentures and accounted for separately as derivative instruments (derivative liabilities) with changes in fair value reported in the Company's Condensed Consolidated Statements of Operations until such transactions settle or expire. The over-allotment option was settled on April 5, 2010, however, the embedded cash conversion option continues to require mark-to-market accounting treatment. The initial fair value liabilities of the embedded cash conversion option and over-allotment option were classified within “Other long-term liabilities” and simultaneously reduced the carrying value of “Convertible debt, net of current portion” in the Company's Condensed Consolidated Balance Sheets.

In the three and six months ended July 3, 2011, the Company recognized a non-cash loss of $9.7 million and $31.6 million, respectively, recorded in “Gain (loss) on mark-to-market derivatives” in the Company's Condensed Consolidated Statement of Operations related to the change in fair value of the embedded cash conversion option. In the three and six months ended July 4, 2010, the Company recognized a non-cash gain of $39.2 million and $38.9 million, respectively, recorded in “Gain (loss) on mark-to-market derivatives” in the Company's Condensed Consolidated Statement of Operations related to the change in fair value of the embedded cash conversion option and over-allotment option. The fair value liability of the embedded cash conversion option as of July 3, 2011 and January 2, 2011 totaled $66.5 million and $34.8 million, respectively, and is classified within “Other long-term liabilities” in the Company's Condensed Consolidated Balance Sheets.

The embedded cash conversion option is fair valued utilizing Level 2 inputs consisting of the exercise price of the instrument, the Company's class A common stock price and volatility, the risk free interest rate and the contractual term. Such derivative instruments are not traded on an open market as the banks are the counterparties to the instruments.

Significant inputs for the valuation of the embedded cash conversion option are as follows:

	As of (1)
	July 3, 2011	January 2, 2011
Stock price	$19.71	$12.83
Exercise price	$22.53	$22.53
Interest rate	1.26%	1.63%
Stock volatility	45.10%	49.80%
Maturity date	February 18, 2015	February 18, 2015

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

Call Spread Overlay with Respect to 4.50% Debentures (“CSO2015”)

Concurrent with the issuance of the 4.50% debentures, the Company entered into privately negotiated convertible debenture hedge transactions (collectively, the "4.50% Bond Hedge") and warrant transactions (collectively, the "4.50% Warrants" and together with the 4.50% Bond Hedge, the “CSO2015”), with certain of the initial purchasers of the 4.50% cash convertible debentures or their affiliates. The CSO2015 transactions represent a call spread overlay with respect to the 4.50% debentures, whereby the cost of the 4.50% Bond Hedge purchased by the Company to cover the cash outlay upon conversion of the debentures is reduced by the sales prices of the 4.50% Warrants. Assuming full performance by the counterparties (and 4.50% Warrants strike prices in excess of the conversion price of the 4.50% debentures), the transactions effectively reduce the Company's potential payout over the principal amount on the 4.50% debentures upon conversion of the 4.50% debentures.

Under the terms of the 4.50% Bond Hedge, the Company bought from affiliates of certain of the initial purchasers options to acquire, at an exercise price of $22.53 per share, subject to customary adjustments for anti-dilution and other events,

Index

cash in an amount equal to the market value of up to 11.1 million shares of the Company's class A common stock. Under the terms of the original 4.50% Warrants, the Company sold to affiliates of certain of the initial purchasers of the 4.50% cash convertible debentures warrants to acquire, at an exercise price of $27.03 per share (subject to customary adjustments for anti-dilution and other events), cash in an amount equal to the market value of up to 11.1 million shares of the Company's class A common stock. Each 4.50% Bond Hedge and 4.50% Warrant transaction is a separate transaction, entered into by the Company with each counterparty, and is not part of the terms of the 4.50% debentures. On December 23, 2010, the Company amended and restated the original 4.50% Warrants so that the holders would, upon exercise of the 4.50% Warrants, no longer receive cash but instead would acquire up to 11.1 million shares of the Company's class A common stock. According to the counterparties to the warrants, the consummation of the Total Tender Offer triggered their rights to make a downward adjustment to the strike price of the warrants. The Company is currently in discussions with the counterparties to determine the appropriate adjustments, if any, to the warrants.

The 4.50% Bond Hedge, which is indexed to the Company's class A common stock, is a derivative instrument that requires mark-to-market accounting treatment due to the cash settlement features until such transactions settle or expire. Similarly, the original 4.50% Warrants was a derivative instrument that required mark-to-market accounting treatment through December 23, 2010. The initial fair value of the 4.50% Bond Hedge was classified as “Other long-term assets” in the Company's Condensed Consolidated Balance Sheets.

The fair value of the 4.50% Bond Hedge as of July 3, 2011 and January 2, 2011 totaled $66.0 million and $34.5 million, respectively, and is classified within "Other long-term assets" in the Company's Condensed Consolidated Balance Sheets. In the three and six months ended July 3, 2011, the Company recognized a non-cash gain of $9.6 million and $31.5 million, respectively, in “Gain (loss) on mark-to-market derivatives” in the Company's Condensed Consolidated Statement of Operations related to the change in fair value of the 4.50% Bond Hedge. In the three and six months ended July 4, 2010, the change in fair value of the original CSO2015 resulted in a mark-to-market non-cash loss of $5.1 million and $7.0 million, respectively, in “Gain (loss) on mark-to-market derivatives” in the Company's Condensed Consolidated Statement of Operations.

The 4.50% Bond Hedge derivative instruments are fair valued utilizing Level 2 inputs consisting of the exercise price of the instruments, the Company's class A stock price and volatility, the risk free interest rate and the contractual term. Such derivative instruments are not traded on an open market. Valuation techniques utilize the inputs described above in addition to liquidity and institutional credit risk inputs.

Significant inputs for the valuation of the 4.50% Bond Hedge at the measurement date are as follows:

	As of (1)
	July 3, 2011	January 2, 2011
Stock price	$19.71	$12.83
Exercise price	$22.53	$22.53
Interest rate	1.26%	1.63%
Stock volatility	45.10%	49.80%
Credit risk adjustment	1.11%	1.25%
Maturity date	February 18, 2015	February 18, 2015

(1)
The valuation model utilizes these inputs to value the right but not the obligation to purchase one share at $22.53 for the 4.50% Bond Hedge. The Company utilized a Black-Scholes valuation model to value the 4.50% Bond Hedge. The underlying input assumptions were determined as follows:

(i)	Stock price. The closing price of the Company's class A common stock on the last trading day of the quarter.

(ii)	Exercise price. The exercise price of the 4.50% Bond Hedge.

(iii)	Interest rate. The Treasury Strip rate associated with the life of the 4.50% Bond Hedge.

(iv)	Stock volatility. The volatility of the Company's class A common stock over the life of the 4.50% Bond Hedge.

(v)	Credit risk adjustment. Represents the weighted average of the credit default swap rate of the counterparties.

4.75% Debentures

Index

In May 2009, the Company issued $230.0 million in principal amount of its 4.75% senior convertible debentures (“4.75% debentures”), before payment of the net cost for the call spread overlay described below. Interest on the 4.75% debentures is payable on April 15 and October 15 of each year. Holders of the 4.75% debentures are able to exercise their right to convert the debentures at any time into shares of the Company's class A common stock at a conversion price equal to $26.40 per share. The applicable conversion rate may adjust in certain circumstances, including upon a fundamental change, as described in the indenture governing the 4.75% debentures. If not earlier converted, the 4.75% debentures mature on April 15, 2014. Holders may also require the Company to repurchase all or a portion of their 4.75% debentures upon a fundamental change at a cash repurchase price equal to 100% of the principal amount plus accrued and unpaid interest. In the event of certain events of default, such as the Company's failure to make certain payments or perform or observe certain obligations thereunder, Wells Fargo, the trustee, or holders of a specified amount of then-outstanding 4.75% debentures will have the right to declare all amounts then outstanding due and payable.

Call Spread Overlay with Respect to 4.75% Debentures (“CSO2014”)

Concurrent with the issuance of the 4.75% debentures, the Company entered into certain convertible debenture hedge transactions (the “4.75% Bond Hedge”) and warrant transactions (the "4.75% Warrants") with affiliates of certain of the underwriters of the 4.75% debentures. The 4.75% Bond Hedge and the 4.75% Warrants described below represent a call spread overlay with respect to the 4.75% debentures (the "CSO2014", whereby the cost of the 4.75% Bond Hedges purchased by the Company to cover the potential share outlays upon conversion of the debentures is reduced by the sales prices of the 4.75% Warrants). Assuming full performance by the counterparties (and no adjustments to the strike prices of the 4.75% Warrants), the CSO2014 transactions reduce dilution of the Company's common stock by effectively increasing the conversion price of the 4.75% debentures from $26.40 to the 4.75% Warrant strike prices (currently $38.50).

The 4.75% Bond Hedge allows the Company to purchase up to 8.7 million shares of the Company's class A common stock and are intended to reduce the potential dilution upon conversion of the 4.75% debentures in the event that the market price per share of the Company's class A common stock at the time of exercise is greater than the conversion price of the 4.75% debentures. The 4.75% Bond Hedge will be settled on a net share basis. Each 4.75% Bond Hedge and 4.75% Warrant is a separate transaction, entered into by the Company with each counterparty, and is not part of the terms of the 4.75% debentures. Holders of the 4.75% debentures do not have any rights with respect to the 4.75% Bond Hedges and 4.75% Warrants. The current exercise prices of the 4.75% Bond Hedge are $26.40 per share of the Company's class A common stock, subject to customary adjustment for anti-dilution and other events.

Under the 4.75% Warrants, the Company sold warrants to acquire up to 8.7 million shares of the Company's class A common stock at an exercise price of $38.50 per share of the Company's class A common stock, subject to adjustment for certain anti-dilution and other events. The 4.75% Warrants expire in 2014. According to the counterparties to the warrants, the consummation of the Total Tender Offer triggered their rights to make a downward adjustment to the strike price of the warrants. The Company is currently in discussions with the counterparties to determine the appropriate adjustments, if any, to the warrants.

July 2007 Share Lending Arrangement

Concurrent with the offering of the 0.75% senior convertible debentures ("0.75% debentures"), the Company lent 1.8 million shares of its class A common stock to Credit Suisse International ("CSI"), an affiliate of Credit Suisse Securities (USA) LLC ("Credit Suisse"), one of the underwriters of the 0.75% debentures. The loaned shares are to be used to facilitate the establishment by investors in the 1.25% debentures and 0.75% debentures of hedged positions in the Company's class A common stock. The Company did not receive any proceeds from the offerings of class A common stock, but received a nominal lending fee of $0.001 per share for each share of common stock that is loaned under the share lending agreement. As of July 3, 2011 the fair value of the 1.8 million outstanding loaned shares of class A common stock was $35.5 million (based on a market price of $19.71 as of July 1, 2011).

Share loans under the share lending agreement terminate and the borrowed shares must be returned to the Company under the following circumstances: (i) CSI may terminate all or any portion of a loan at any time; (ii) the Company may terminate any or all of the outstanding loans upon a default by CSI under the share lending agreement, including a breach by CSI of any of its representations and warranties, covenants or agreements under the share lending agreement, or the bankruptcy or administrative proceeding of CSI; or (iii) either party may terminate if the Company enters into a merger or similar business combination transaction with an unaffiliated third party (as defined in the agreement). In addition, CSI has agreed to return to the Company any borrowed shares in its possession on the date anticipated to be five business days before the closing of certain merger or similar business combinations described in the share lending agreement. Except in limited circumstances, any such shares returned to the Company cannot be re-borrowed.

Index

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

Mortgage Loan Agreement with International Finance Corporation (“IFC”)

In fiscal 2010, SunPower Philippines Manufacturing Ltd. ("SPML") and SPML Land, Inc. (“SPML Land”), both subsidiaries of the Company, entered into a mortgage loan agreement with IFC. Under the loan agreement, SPML may borrow up to $75.0 million from IFC after satisfying certain conditions to disbursement. On June 9, 2011, SPML borrowed $25.0 million under the loan agreement. As of July 3, 2011 and January 2, 2011, SPML had $75.0 million and $50.0 million, respectively, outstanding under the mortgage loan agreement which is classified as "Long-term debt" in the Company's Condensed Consolidated Balance Sheets. As of July 3, 2011, no additional amounts remained available for borrowing under the loan agreement.

Loan Agreement with California Enterprise Development Authority ("CEDA")

On December 29, 2010, the Company borrowed the proceeds of the $30.0 million aggregate principal amount of CEDA's tax-exempt Recovery Zone Facility Revenue Bonds (SunPower Corporation - Headquarters Project) Series 2010 (the "Bonds") maturing April 1, 2031 under a loan agreement with CEDA. The Company's obligations under the loan agreement are contained in a promissory note dated December 29, 2010 issued by the Company to CEDA, which assigned the promissory note, along with all right, title and interest in the loan agreement, to Wells Fargo, as trustee, with respect to the Bonds for the benefit of the holders of the Bonds. The Bonds initially bore interest at a variable interest rate (determined weekly), but at the Company's option were converted into fixed-rate bonds (which include covenants of, and other restrictions on, the Company). As of January 2, 2011 the $30.0 million aggregate principal amount of the Bonds was classified as "Short-term debt" in the Company's Condensed Consolidated Balance Sheet due to the potential for the Bonds to be redeemed or tendered for purchase on June 22, 2011 under the reimbursement agreement described below. On June 1, 2011, the Bonds were converted to bear interest at a fixed rate of 8.50% to maturity and the holders' rights to tender the Bonds prior to their stated maturity was removed. As such, the $30.0 million aggregate principal amount of the Bonds were reclassified as "Long-term debt" in the Company's Condensed Consolidated Balance Sheet as of July 3, 2011.

Concurrently with the execution of the loan agreement and the issuance of the Bonds by CEDA, the Company entered into a reimbursement agreement with Barclays Capital Inc. ("Barclays") pursuant to which the Company caused Barclays to deliver to Wells Fargo a direct-pay irrevocable letter of credit in the amount of $30.4 million (an amount equal to the principal amount of the Bonds plus 38 days' interest thereon). The letter of credit permitted Wells Fargo to draw funds to pay the Company's obligations to pay principal and interest on the Bonds and, in the event the Bonds are redeemed or tendered for purchase, the redemption price or purchase price thereof. Under the reimbursement agreement, the Company deposited $31.8 million in a sequestered account with Barclays, subject to an account control agreement, which funds collateralized the letter of credit pursuant to a cash collateral account pledge agreement entered into by the Company and Barclays on December 29, 2010. Such funds were classified as short-term restricted cash as of January 2, 2011 on the Condensed Consolidated Balance Sheet.

Following the conversion of the Bonds to a fixed rate instrument (for which the letter of credit is no longer required)

Index

Barclays returned $31.8 million of the deposit, plus any remaining unspent funds and interest earnings, to the Company. The amounts returned were included in cash and cash equivalents on the Condensed Consolidated Balance Sheet as of July 3, 2011. In addition, the letter of credit terminated on June 16, 2011, and the Company's obligations under the reimbursement agreement, the cash collateral account pledge agreement and the related account control agreement were thereby terminated.

Revolving Credit Facility with Société Générale, Milan Branch ("Société Générale")

In fiscal 2010, the Company entered into a revolving credit facility with Société Générale under which the Company may borrow up to €75.0 million from Société Générale. On May 25, 2011 the Company entered into an amendment of its revolving credit facility with Société Générale which extended the maturity date to November 23, 2011. Under the amended facility the Company may borrow up to €75.0 million of which amounts borrowed may be repaid and reborrowed until October 23, 2011. The Company is required to pay interest on outstanding borrowings of (1) EURIBOR plus 3.25% per annum for advances outstanding before May 26, 2011, and (2) EURIBOR plus 2.70% for advances outstanding on May 26, 2011 or thereafter; a front-end fee of 0.50% on the available borrowing; and a commitment fee of 1% per annum on funds available for borrowing and not borrowed.

As of both July 3, 2011 and January 2, 2011, an aggregate amount of €75.0 million, or approximately $108.6 million and $98.0 million, respectively, based on the exchange rates as of those dates, remain outstanding under the revolving credit facility which is classified as "Short-term debt" in the Condensed Consolidated Balance Sheets.

April 2010 Letter of Credit Facility with Deutsche Bank AG New York Branch ("Deutsche Bank")

In fiscal 2010, the Company and certain subsidiaries of the Company entered into a letter of credit facility with Deutsche Bank, as issuing bank and as administrative agent, and certain financial institutions. The letter of credit facility provides for the issuance, upon request by the Company, of letters of credit by the issuing bank in order to support obligations of the Company. On May 27, 2011, the Company received an additional $25.0 million commitment from a financial institution under the Deutsche Bank letter of credit facility, which increased the aggregate amount of letters of credit that may be issued under the facility from $375.0 million to $400.0 million.

As of July 3, 2011, letters of credit issued under the letter of credit facility totaled $378.1 million and were collateralized by short-term and long-term restricted cash of $92.2 million and $108.3 million, respectively, on the Condensed Consolidated Balance Sheet. As of January 2, 2011, letters of credit issued under the letter of credit facility totaled $326.9 million and were collateralized by short-term and long-term restricted cash of $55.7 million and $118.3 million, respectively, on the Condensed Consolidated Balance Sheet.

On August 9, 2011, the Company terminated its April 2010 letter of credit facility agreement with Deutsche Bank subsequent to the establishment of the August 2011 letter of credit facility agreement as described below. All outstanding letters of credit under the April 2010 letter of credit facility were transferred to the August 2011 letter of credit facility and $197.8 million in collateral as of August 9, 2011 was released to the Company.

August 2011 Letter of Credit Facility with Deutsche Bank

On August 9, 2011, the Company entered into a letter of credit facility agreement with Deutsche Bank, as issuing bank and as administrative agent, and certain financial institutions. Payment of obligations under the letter of credit facility is guaranteed by Total S.A. pursuant to the Credit Support Agreement. The letter of credit facility provides for the issuance, upon request by the Company, of letters of credit by the issuing banks thereunder in order to support certain obligations of the Company, in an aggregate amount not to exceed (a) $645.0 million for the period from August 9, 2011 through December 31, 2011; (b) $725.0 million for the period from January 1, 2012 through December 31, 2012; and (c) $771.0 million for the period from January 1, 2013 through December 31, 2013. Aggregate letter of credit amounts may be increased upon the agreement of the parties but may not exceed (i) $878.0 million for the period from January 1, 2014 through December 31, 2014; (ii) $936.0 million for the period from January 1, 2015 through December 31, 2015; and (iii) $1.0 billion for the period from January 1, 2016 through June 28, 2016.

Each letter of credit issued under the letter of credit facility must have an expiration date no later than the second anniversary of the issuance of that letter of credit, provided that up to 15% of the outstanding value the letters of credit may have an expiration date of between two and three years from the date of issuance.

The letter of credit facility includes representations, covenants, and events of default customary for financing transactions of this type. The letter of credit facility does not have a requirement for establishing a collateral account or any

Index

other security arrangements with Deutsche Bank or otherwise.

October 2010 Collateralized Revolving Credit Facility with Union Bank

In fiscal 2010, the Company entered into a revolving credit facility with Union Bank under which the Company was able to borrow up to $70.0 million from Union Bank until October 28, 2011. The amount available for borrowing under the revolving credit facility was further capped at 30% of the market value of the Company's holding of 19.4 million shares of common stock of Woongjin Energy which were pledged as security under the facility. The Company repaid $70.0 million of outstanding borrowings plus fees in the second quarter of fiscal 2011. On June 20, 2011, the Company terminated the facility and the pledge on all shares of Woongjin Energy held by the Company.

July 2011 Uncollateralized Revolving Credit Facility with Union Bank

On July 18, 2011, the Company entered into a Credit Agreement with Union Bank under which the Company may borrow up to $50.0 million from Union Bank until October 28, 2011. Amounts borrowed may be repaid and reborrowed until October 28, 2011. All outstanding amounts under the facility are due and payable on October 31, 2011.

The Company is required to pay interest on outstanding borrowings of, at the Company's option, (1) LIBOR plus 2.75% or (2) 1.75% plus a base rate equal to the higher of (a) the federal funds rate plus 0.50%, or (b) Union Bank's reference rate as announced from time to time; a front-end fee of 0.15% on the total amount available for borrowing; and a commitment fee of 0.50% per annum, calculated on a daily basis, on funds available for borrowing and not borrowed.

The obligations of the Company under the revolving credit facility are guaranteed by its subsidiaries SunPower North America, LLC and SunPower Corporation, Systems. The revolving credit facility includes representations, covenants, and events of default customary for financing transactions of this type. The revolving credit facility will be terminated, and amounts due thereunder must be prepaid, upon the closing of any new domestic credit facility in favor of the Company or any of its subsidiaries.

Other Debt and Credit Sources

There has been no significant change in the Company's remaining debt balance, composition or terms since the end of the most recently completed fiscal year end other than those described above. Additional details regarding the Company's debt arrangements may be referenced from the Company's annual consolidated financial statements and notes thereto for the year ended January 2, 2011 included in the fiscal 2010 Form 10-K and its Forms 8-K subsequently filed with the SEC.

Note 11. COMPREHENSIVE INCOME (LOSS)

The components of comprehensive income (loss) are as follows:

	As of
(In thousands)	July 3, 2011	January 2, 2011
Accumulated other comprehensive income (loss):
Cumulative translation adjustment	$(3,905)	$(2,761)
Net unrealized gain (loss) on derivatives	(30,348)	10,647
Deferred taxes	3,488	(4,246)
	$(30,765)	$3,640

Index

	Three Months Ended		Six Months Ended
(In thousands)	July 3, 2011	July 4, 2010	July 3, 2011	July 4, 2010
Net income (loss)	$(147,872)	$(6,216)	$(149,993)	$6,357
Components of comprehensive income (loss):
Translation adjustment	(954)	1,563	(1,144)	1,734
Net unrealized gain (loss) on derivatives (Note 12)	54	36,216	(40,995)	62,279
Unrealized loss on investments	(355)	—	—	—
Income taxes	(8)	(4,248)	7,734	(7,276)
Net change in accumulated other comprehensive income (loss)	(1,263)	33,531	(34,405)	56,737
Total comprehensive income (loss)	$(149,135)	$27,315	$(184,398)	$63,094

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

The Company is required to recognize derivative instruments as either assets or liabilities at fair value in its Condensed Consolidated Balance Sheets. The Company utilizes the income approach and mid-market pricing to calculate the fair value of its option and forward contracts based on market volatilities, spot and forward rates, interest rates and credit default swaps rates from published sources. The following table presents information about the Company's hedge instruments measured at fair value on a recurring basis as of July 3, 2011 and January 2, 2011, all of which utilize Level 2 inputs under the fair value hierarchy:

(In thousands)	Balance Sheet Classification	July 3, 2011	January 2, 2011
Assets	Prepaid expenses and other current assets
Derivatives designated as hedging instruments:
Foreign currency option contracts		$5,621	$16,432
Foreign currency forward exchange contracts		104	16,314
		$5,725	$32,746
Derivatives not designated as hedging instruments:
Foreign currency forward exchange contracts		$8,128	$3,208

Liabilities	Accrued liabilities
Derivatives designated as hedging instruments:
Foreign currency option contracts		$10,263	$2,909
Foreign currency forward exchange contracts		11,076	3,295
		$21,339	$6,204
Derivatives not designated as hedging instruments:
Foreign currency forward exchange contracts		$27,858	$4,060

Valuations are based on quoted prices in markets that are not active or for which all significant inputs are observable, directly or indirectly. The selection of a particular technique to value an over-the-counter (“OTC”) foreign currency derivative depends upon the contractual term of, and specific risks inherent with, the instrument as well as the availability of pricing information in the market. The Company generally uses similar techniques to value similar instruments. Valuation techniques utilize a variety of inputs, including contractual terms, market prices, yield curves, credit curves and measures of volatility. For OTC foreign currency derivatives that trade in liquid markets, such as generic forward and option contracts, inputs can

Index

generally be verified and selections do not involve significant management judgment.

The following table summarizes the amount of unrealized gain (loss) recognized in “Accumulated other comprehensive income (loss)” (“OCI”) in “Stockholders' equity” in the Condensed Consolidated Balance Sheets:

	Three Months Ended		Six Months Ended
(In thousands)	July 3, 2011	July 4, 2010	July 3, 2011	July 4, 2010
Derivatives designated as cash flow hedges:
Unrealized gain (loss) recognized in OCI (effective portion)	$(12,210)	$45,886	$(60,203)	$63,581
Less: Loss (gain) reclassified from OCI to revenue (effective portion)	12,264	(9,670)	15,319	(13,780)
Less: Loss reclassified from OCI to other, net (1)	—	—	3,889	—
Add: Loss reclassified from OCI to cost of revenue (effective portion)	—	—	—	12,478
Net gain (loss) on derivatives (Note 11)	$54	$36,216	$(40,995)	$62,279

(1)
During the six months ended July 3, 2011, the Company reclassified from OCI to "Other, net" a net gain totaling $0.8 million relating to transactions previously designated as effective cash flow hedges as the related forecasted transactions did not occur in the hedge period or within an additional two month time period thereafter. In addition, the Company reclassified from OCI to "Other, net" a net loss totaling $4.7 million relating to transactions previously designated as effective cash flow hedges as the Company concluded that the related forecasted transactions are probable not to occur in the hedge period or within an additional two month time period thereafter.

The following table summarizes the amount of gain (loss) recognized in “Other, net” in the Condensed Consolidated Statements of Operations in the three and six months ended July 3, 2011 and July 4, 2010:

	Three Months Ended		Six Months Ended
(In thousands)	July 3, 2011	July 4, 2010	July 3, 2011	July 4, 2010
Derivatives designated as cash flow hedges:
Loss recognized in "Other, net" on derivatives (ineffective portion and amount excluded from effectiveness testing) (1)	$(9,944)	$(6,265)	$(22,636)	$(8,267)
Derivatives not designated as hedging instruments:
Gain (loss) recognized in "Other, net"	$(6,403)	$22,000	$(44,598)	$37,390

(1)
The amount of loss recognized related to the ineffective portion of derivatives was insignificant. This amount also includes a net $3.9 million loss reclassified from OCI to “Other, net” in the six months ending July 3, 2011 relating to transactions previously designated as effective cash flow hedges which did not occur or were now probable not to occur in the hedge period or within an additional two month time period thereafter.

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

As of July 3, 2011, the Company had designated outstanding cash flow hedge option contracts and forward contracts with an aggregate notional value of $391.2 million and $328.7 million, respectively. The maturity dates of the outstanding contracts as of July 3, 2011 range from July to April 2012. During the first quarter of fiscal 2011, the Company entered into additional designated cash flow hedges to protect certain portions of its anticipated non-functional currency cash flows related

Index

to foreign denominated revenues. As of January 2, 2011, the Company had designated outstanding hedge option contracts and forward contracts with an aggregate notional value of $358.9 million and $534.7 million, respectively. The     Company designates either gross external or intercompany revenue up to its net economic exposure. These derivatives have a maturity of one year or less and consist of foreign currency option and forward contracts. The effective portion of these cash flow hedges are reclassified into revenue when third party revenue is recognized in the Condensed Consolidated Statements of Operations.

The Company expects to reclassify the majority of its net losses related to these option and forward contracts that are included in accumulated other comprehensive loss as of July 3, 2011 to revenue in fiscal 2011. Cash flow hedges are tested for effectiveness each period based on changes in the spot rate applicable to the hedge contracts against the present value period to period change in spot rates applicable to the hedged item using regression analysis. The change in the time value of the options as well as the cost of forward points (the difference between forward and spot rates at inception) on forward exchange contracts are excluded from the Company's assessment of hedge effectiveness. The premium paid or time value of an option whose strike price is equal to or greater than the market price on the date of purchase is recorded as an asset in the Condensed Consolidated Balance Sheets. Thereafter, any change to this time value and the cost of forward points is included in “Other, net” in the Condensed Consolidated Statements of Operations.

Under hedge accounting rules for foreign currency derivatives, the Company is required to reflect mark-to-market gains and losses on its hedged transactions in accumulated other comprehensive income (loss) rather than current earnings until the hedged transactions occur. However, if the Company determines that the anticipated hedged transactions are probable not to occur, it must immediately reclassify any cumulative market gains and losses into its Condensed Consolidated Statement of Operations. In the first quarter of fiscal 2011, the Company determined that certain anticipated hedged transactions were probable not to occur due, in part, to the announcement of the feed-in-tariff changes in Italy. As a result, a loss of $3.9 million was reclassified from accumulated other comprehensive income (loss) to "Other, net" in the Company's Condensed Consolidated Statement of Operations during the six months ended July 3, 2011.

Non-Designated Derivatives Hedging Transaction Exposure

Other derivatives not designated as hedging instruments consist of forward contracts used to hedge re-measurement of foreign currency denominated monetary assets and liabilities primarily for intercompany transactions, receivables from customers, prepayments to suppliers and advances received from customers, and payables to third parties. Changes in exchange rates between the Company's subsidiaries' functional currencies and the currencies in which these assets and liabilities are denominated can create fluctuations in the Company's reported consolidated financial position, results of operations and cash flows. The Company enters into forward contracts, which are originally designated as cash flow hedges, and de-designates them upon recognition of the anticipated transaction to protect resulting non-functional currency monetary assets. These forward contracts as well as additional forward contracts are entered into to hedge foreign currency denominated monetary assets and liabilities against the short-term effects of currency exchange rate fluctuations. The Company records its derivative contracts that are not designated as hedging instruments at fair value with the related gains or losses recorded in “Other, net” in the Condensed Consolidated Statements of Operations. The gains or losses on these contracts are substantially offset by transaction gains or losses on the underlying balances being hedged. As of July 3, 2011 and January 2, 2011, the Company held forward contracts with an aggregate notional value of $467.9 million and $934.8 million, respectively, to hedge balance sheet exposure. These forward contracts have maturities of three month or less.

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

Note 13. INCOME TAXES

In the three and six months ended July 3, 2011, the Company's income tax provision of $22.7 million and $6.9 million, respectively, on a loss from continuing operations before income taxes and equity in earnings of unconsolidated investees of $125.0 million and $150.1 million, respectively, was primarily due to domestic and foreign losses in certain jurisdictions, nondeductible amortization of purchased intangible assets, nondeductible stock compensation, amortization of debt discount from convertible debentures, mark-to-market fair value adjustments, changes in the valuation allowance on deferred tax assets and discrete stock option deductions. In the three and six months ended July 4, 2010, the Company's income tax provision was $47.0 million and $16.1 million, respectively, on income before income taxes and equity in earnings of

Index

unconsolidated investees of $30.9 million and $9.4 million, respectively, was primarily due to domestic and foreign income in certain jurisdictions, nondeductible amortization of purchased intangible assets, nondeductible stock compensation, amortization of debt discount from convertible debentures, gain on change in equity interest in Woongjin Energy, mark-to-market fair value adjustments, changes in the valuation of deferred tax assets, and discrete stock option deductions. The Company determines its interim tax provision using an estimated annual effective tax rate methodology except in jurisdictions where the Company anticipates or has a year-to-date ordinary loss for which no tax benefit can be recognized. In these jurisdictions, tax expense is computed based on an actual or discrete method.

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

The Company uses income from continuing operations as the control number in determining whether potential common shares are dilutive or anti-dilutive in the period it reports a discontinued operation (see Note 3). As a result of the net loss from continuing operations for each of the three and six months ended July 3, 2011 and July 4, 2010 there is no dilutive impact to the net income (loss) per share calculation. Further, the inclusion of all potentially dilutive stock options, restricted stock units, and common shares under the 4.75% debentures would be anti-dilutive, therefore, those shares were excluded from the computation of the weighted-average shares for diluted net loss per share.

The following is a summary of other outstanding anti-dilutive potential common stock:

	As of
(In thousands)	July 3, 2011	July 4, 2010
Stock options	828	350
Restricted stock units	2,648	1,900
Warrants (under the CSO2015)	*	N/A
4.75% debentures	8,712	8,712
1.25% debentures	*	*
0.75% debentures	*	*

*     The Company's average stock price during the three and six months ended July 3, 2011 and July 4, 2010 did not exceed the conversion price for the amended warrants (under the CSO2015), 1.25% debentures and 0.75% debentures and those instruments were thus non-dilutive in both quarters.

Holders of the Company's 4.75% senior convertible debentures ("4.75% debentures") may convert the debentures into shares of the Company's class A common stock, at the applicable conversion rate, at any time on or prior to maturity. The 4.75% debentures are included in the calculation of diluted net income per share if their inclusion is dilutive under the if-converted method. In each of the three and six months ended July 3, 2011 and July 4, 2010 there were no dilutive potential common shares under the 4.75% debentures.

Holders of the Company's 1.25% debentures and 0.75% debentures may, under certain circumstances at their option, convert the debentures into cash and, if applicable, shares of the Company's class A common stock at the applicable conversion

Index

rate, at any time on or prior to maturity. The 1.25% debentures and 0.75% debentures are included in the calculation of diluted net income per share if their inclusion is dilutive under the treasury-stock-type method. The Company's average stock price during the three and six months ended July 3, 2011 and July 4, 2010 did not exceed the conversion price for the 1.25% debentures and 0.75% debentures. Under the treasury-stock-type method, the Company's 1.25% debentures and 0.75% debentures will generally have a dilutive impact on net income per share if the Company's average stock price for the period exceeds the conversion price for the debentures.

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

Note 15. STOCK-BASED COMPENSATION

The following table summarizes the consolidated stock-based compensation expense by line item in the Condensed Consolidated Statements of Operations:

	Three Months Ended		Six Months Ended
(In thousands)	July 3, 2011	July 4, 2010	July 3, 2011	July 4, 2010
Cost of UPP revenue	$2,414	$1,632	$3,299	$2,823
Cost of R&C revenue	2,859	2,327	3,895	3,818
Research and development	1,735	2,253	3,504	3,936
Sales, general and administrative	5,809	5,379	15,282	11,822
Total stock-based compensation expense	$12,817	$11,591	$25,980	$22,399

The following table summarizes the consolidated stock-based compensation expense by type of awards:

	Three Months Ended		Six Months Ended
(In thousands)	July 3, 2011	July 4, 2010	July 3, 2011	July 4, 2010
Employee stock options	$611	$25	$1,071	$902
Restricted stock awards and units	11,054	11,566	25,880	22,381
Change in stock-based compensation capitalized in inventory	1,152	—	(971)	(884)
Total stock-based compensation expense	$12,817	$11,591	$25,980	$22,399

Note 16. SEGMENT AND GEOGRAPHICAL INFORMATION

The CODM assesses the performance of the UPP Segment and R&C Segment using information about their revenue and gross margin after adding back certain non-cash expenses such as amortization of other intangible assets, stock-based compensation expense, loss on change in European government incentives and interest expense. In addition, the CODM assesses the performance of the UPP Segment and R&C Segment after adding back the results of discontinued operations to revenue and gross margin. The following tables present revenue by segment, cost of revenue by segment and gross margin by segment, revenue by geography and revenue by significant customer. Revenue is based on the destination of the shipments.

Index

	Three Months Ended		Six Months Ended
(As a percentage of total revenue)	July 3, 2011	July 4, 2010	July 3, 2011	July 4, 2010
Revenue by geography:
North America	63%	34%	55%	32%
Europe:
Italy	13	21	15	19
Germany	6	20	6	19
France	7	8	11	10
Other	4	7	5	10
Rest of world	7	10	8	10
	100%	100%	100%	100%

Revenue by segment (in thousands):
Utility and power plants (as reviewed by CODM)	$302,439	$127,904	$548,348	$271,998
Revenue earned by discontinued operations	—	(7,905)	—	(7,905)
Utility and power plants	$302,439	$119,999	$548,348	$264,093

Residential and commercial	$289,816	$264,239	$495,325	$467,419

Cost of revenue by segment (in thousands):
Utility and power plants (as reviewed by CODM)	$276,870	$94,543	$478,509	$203,690
Amortization of intangible assets	65	774	167	1,463
Stock-based compensation expense	2,414	1,632	3,299	2,823
Non-cash interest expense	601	275	986	676
Loss on change in European government incentives	29,082	—	29,082	—
Utility and power plants	$309,032	$97,224	$512,043	$208,652

Residential and commercial (as reviewed by CODM)	$241,532	$194,318	$399,539	$354,304
Amortization of intangible assets	2	2,125	195	4,249
Stock-based compensation expense	2,859	2,327	3,895	3,818
Non-cash interest expense	155	393	804	895
Loss on change in European government incentives	19,381	—	19,381	—
Residential and commercial	$263,929	$199,163	$423,814	$363,266

Gross margin by segment:
Utility and power plants (as reviewed by CODM)	8%	26%	13%	25%
Residential and commercial (as reviewed by CODM)	17%	26%	19%	24%
Utility and power plants	(2)%	19%	7%	21%
Residential and commercial	9%	25%	14%	22%

		Three Months Ended		Six Months Ended
(As a percentage of total revenue)		July 3, 2011	July 4, 2010	July 3, 2011	July 4, 2010
Significant Customers:	Business Segment
Customer A	Utility and power plants	18%	*	11%	*

* denotes less than 10% during the period

Note 17. SUBSEQUENT EVENTS

On July 18, 2011, the Company entered into a revolving credit facility agreement with Union Bank under which it may borrow up to $50.0 million (see Note 10).

Index

On August 9, 2011, the Company entered into a letter of credit facility agreement with Deutsche Bank, as issuing bank and as administrative agent, and certain financial institutions. Payment of obligations under the letter of credit facility is guaranteed by Total S.A. pursuant to the Credit Support Agreement. In connection with the establishment of the new August 2011 letter of credit facility agreement, the Company terminated its April 2010 letter of credit facility agreement with Deutsche Bank (see Note 10).

Index

Item 2.         Management's Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are statements that do not represent historical facts and the assumptions underlying such statements. We use words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “predict,” “potential,” “will,” “would,” and similar expressions to identify forward-looking statements. Forward-looking statements in this Quarterly Report on Form 10-Q include, but are not limited to, our plans and expectations regarding future financial results, expected operating results, business strategies, projected costs and cost reduction roadmap, products, ability to monetize utility projects, competitive positions, management's plans and objectives for future operations, the sufficiency of our cash and our liquidity, our ability to obtain financing, the success of our joint ventures, expected capital expenditures, warranty matters, outcomes of litigation, our exposure to foreign exchange, interest and credit risk, general business and economic conditions, industry trends, impact of changes in government incentive programs, expected restructuring charges, the likelihood of any impairment of project assets, goodwill and intangible assets, and the expected benefits from our new ownership relationship with Total Gas & Power USA S.A.S. ("Total") and the related agreements with Total and its affiliates. These forward-looking statements are based on information available to us as of the date of this Quarterly Report on Form 10-Q and current expectations, forecasts and assumptions and involve a number of risks and uncertainties that could cause actual results to differ materially from those anticipated by these forward-looking statements. Such risks and uncertainties include a variety of factors, some of which are beyond our control. Please see “Part II. Item 1A: Risk Factors” herein and our other filings with the Securities and Exchange Commission ("SEC"), including our Annual Report on Form 10-K for the year ended January 2, 2011 (the "fiscal 2010 Form 10-K"), for additional information on risks and uncertainties that could cause actual results to differ. These forward-looking statements should not be relied upon as representing our views as of any subsequent date, and we are under no obligation to, and expressly disclaim any responsibility to, update or alter our forward-looking statements, whether as a result of new information, future events or otherwise.

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

Unit of Power

When referring to our facilities’ manufacturing capacity, total sales and components sales, the unit of electricity in watts for kilowatts (“KW”), megawatts (“MW”) and gigawatts (“GW”) is direct current (“dc”). When referring to our solar power systems, the unit of electricity in watts for KW, MW and GW is alternating current (“ac”).

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

Index

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

Seasonal Trends

Our business is subject to industry-specific seasonal fluctuations. Sales have historically reflected these seasonal trends with the largest percentage of total revenues realized during the last two calendar quarters of a fiscal year. Lower seasonal demand normally results in reduced shipments and revenues in the first two calendar quarters of a fiscal year. There are various reasons for this seasonality, mostly related to economic incentives and weather patterns. For example, in European countries with feed-in tariffs, the construction of solar power systems may be concentrated during the second half of the calendar year, largely due to the fact that the coldest winter months are January through March. In the United States, customers will sometimes make purchasing decisions towards the end of the year in order to take advantage of tax credits or for other budgetary reasons. In addition, sales in the new home development market are often tied to construction market demands which tend to follow national trends in construction, including declining sales during cold weather months.

Total Tender Offer

On April 28, 2011, we and Total, a subsidiary of Total S.A., a French société anonyme (“Total S.A.”), entered into a Tender Offer Agreement (the “Tender Offer Agreement”). Pursuant to the Tender Offer Agreement, on May 3, 2011, Total commenced a cash tender offer to acquire up to 60% of our outstanding shares of class A common stock and up to 60% of our outstanding shares of class B common stock (the “Tender Offer”) at a price of $23.25 per share for each class. The consummation of the Tender Offer was subject to customary closing conditions, including a minimum of 50% of the outstanding shares of each of the class A common stock and class B common stock being tendered, clearance by U.S. and European Union antitrust authorities, and other customary closing conditions.

The offer expired on June 14, 2011 and Total accepted for payment on June 21, 2011 a total of 34,756,682 shares of our

Index

class A common stock and 25,220,000 shares of our class B common stock, representing 60% of each class of our outstanding common stock as of June 13, 2011 for a total cost of approximately $1.4 billion.

Change in European Market

In March 2011, the Italian government passed a new legislative decree providing for a significant change in its feed-in tariff ("FIT") program. In May 2011, the Italian government announced a legislative decree which defined the revised FIT and the transition process effective June 1, 2011. The decree announced a decline in FIT and also set forth a limit on the construction of solar plants on agricultural land. Similarly, during the last several months other European countries reduced government incentives for the solar market. Such changes had a materially negative effect on the market for solar systems in Europe and caused our earnings to decline in Europe and adversely affected our financial results. In the three and six months ended July 3, 2011 some solar projects planned for 2011 were delayed, which has driven down demand and average selling prices for our solar panels thereby increasing inventories on hand and reducing our cash and cash equivalents. In response to the reduction in European government incentives, primarily in Italy, our Board of Directors approved a restructuring plan, on June 13, 2011, to realign our resources. The plan and related charges are further discussed below under "Results of Operations."

The impact of the new FIT in Italy on our company and the solar market represented a triggering event which caused us to review the carrying values of our goodwill, other intangible assets and long-lived assets allocated to the UPP-International reporting unit in the first quarter of fiscal 2011 which did not result in an impairment charge. The subsequent adverse change in the business climate on the market for solar systems in Europe, and our responding shift in strategy, represented another triggering event which caused us to review the carrying values of our goodwill, other intangible assets and long-lived assets allocated to the UPP-International reporting unit in the second quarter of fiscal 2011. Based on this review, there was no impairment to goodwill, other intangible assets and long-lived assets to the UPP-International reporting unit. In reviewing whether there was an impairment, we considered the discounted cash flows from the UPP-International reporting unit using the income approach and reconciled this value to an implied enterprise value based upon the $23.25 per share price paid by Total on June 21, 2011. As of July 3, 2011 the UPP-International reporting unit has goodwill and intangible assets of $93.8 million and $45.9 million, respectively, and a fair value which is not significantly different from its book value.

Critical Accounting Policies and Estimates

These condensed consolidated financial statements and accompanying notes should be read in conjunction with our annual consolidated financial statements and notes thereto contained in the fiscal 2010 Form 10-K.

There have been no significant changes in our significant accounting policies for the three months ended July 3, 2011, as compared to the significant accounting policies described in the fiscal 2010 Form 10-K. Further, there has been no issued accounting guidance not yet adopted by us that we believe is material, or is potentially material, to our condensed consolidated financial statements.

Results of Operations

Revenue

	Three Months Ended		Six Months Ended
(In thousands)	July 3, 2011	July 4, 2010	July 3, 2011	July 4, 2010
Utility and power plants	$302,439	$119,999	$548,348	$264,093
Residential and commercial	289,816	264,239	495,325	467,419
Total revenue	$592,255	$384,238	$1,043,673	$731,512

Total Revenue:  During the three and six months ended July 3, 2011, our total revenue was $592.3 million and $1,043.7 million, respectively, an increase of 54% and 43% from total revenue reported in each of the comparable periods in fiscal 2010. The increase in our total revenue during the three and six months ended July 3, 2011 compared to the same periods in fiscal 2010 was attributable to revenue related to the development of several large scale projects in North America and Europe, as well as the continuous growth of our third-party global dealer network in reaction to demand in the geographical regions in which we do business. In the three and six months ended July 3, 2011, we recognized revenue on 190.3 MW and 323.0 MW, respectively, of solar power products sold through both our UPP and R&C Segments as compared to 118.4 MW and 211.2 MW, respectively, sold during the comparable periods in fiscal 2010, representing an increase of 61% and 53%, respectively. The increase in our total revenue was partially offset by declining average selling prices and mix of our solar power products. We

Index

expect continued market pressure will further drive down average selling prices of our solar power products as a result of the evolving supply environment.

Sales outside North America represented 37% and 45% of total revenue for the three and six months ended July 3, 2011, respectively, as compared to 66% and 68% for the three and six months ended July 4, 2010, respectively. The shift in revenue by geography in the three and six months ended July 3, 2011 as compared to the comparable periods in fiscal 2010 was due to increasing demand in the United States for our solar power products due to additional federal and state initiatives supporting attractive solar incentives within the residential, commercial and utility sectors, as well as a slowdown in project development and component shipments in Europe due to changes in government incentives.

Concentrations: We had one customer that accounted for 10 percent or more of total revenue in the three and six months ended July 3, 2011. No customers accounted for 10 percent or more of total revenue in the three and six months ended July 4, 2010.

		Three Months Ended		Six Months Ended
(As a percentage of total revenue)		July 3, 2011	July 4, 2010	July 3, 2011	July 4, 2010
Significant Customer:	Business Segment
Customer A	Utility and power plants	18%	*	11%	*

*     denotes less than 10% during the period

UPP Revenue: UPP revenue for the three and six months ended July 3, 2011 was $302.4 million and $548.3 million, respectively, which accounted for 51% and 53%, respectively, of total revenue. UPP revenue for the three and six months ended July 3, 2011 increased 152% and 108%, respectively, as compared to the three and six months ended July 4, 2010 due to revenue related to large scale projects completed or under construction in North America and Europe, including projects acquired as part of our strategic acquisition in March 2010.

In the three and six months ended July 3, 2011, our UPP revenue was primarily driven by revenue recognized under the percentage-of-completion method for several power plants under construction including a 20 MW solar power plant in Ontario, Canada, and three solar power plants under construction in the United States totaling 60 MW.

In the three and six months ended July 4, 2010, our UPP revenue was driven by 29.8 MW and 66.2 MW, respectively, of component sales, primarily in Europe and Japan. Revenue was additionally recognized under the percentage-of-completion method for several power plants that were at or nearing completion in Florida and Italy.

R&C Revenue:  R&C revenue for the three and six months ended July 3, 2011 was $289.8 million and $495.3 million, respectively, or 49% and 47%, respectively, of total revenue. R&C revenue for the three and six months ended July 3, 2011 increased 10% and 6%, respectively, as compared to the three and six months ended July 4, 2010 due to growing demand for our solar power products in the residential and commercial markets, specifically in rooftop and ground-mounted commercial projects in North America, partially offset by the change in European government incentives which negatively influenced overall demand in and timing of customers' buying decisions in that region and by declining average selling prices.

In the three and six months ended July 3, 2011, our R&C revenue was primarily driven by demand in solar equipment sales into the residential and small commercial market in North America and Europe through our third-party global dealer network. Our third-party global dealer network was composed of more than 1,600 dealers worldwide at the end of the second quarter in fiscal 2011, an increase of approximately 450 dealers from the second quarter in fiscal 2010. R&C revenue was additionally driven by strong demand in commercial projects in North America, particularly the United States, due to federal, state and local initiatives supporting solar power projects.

In the three and six months ended July 4, 2010, our R&C revenue was primary driven by demand for our solar power products in the United States, Germany and Italy through our third-party global dealer network which was composed of more than 1,150 dealers worldwide at the end of the second quarter in fiscal 2010.

Cost of Revenue

Index

	Three Months Ended
	UPP		R&C		Consolidated
(Dollars in thousands)	July 3, 2011	July 4, 2010	July 3, 2011	July 4, 2010	July 3, 2011	July 4, 2010
Amortization of other intangible assets	$65	$774	$2	$2,125	$67	$2,899
Stock-based compensation	2,414	1,632	2,859	2,327	5,273	3,959
Non-cash interest expense	601	275	155	393	756	668
Loss on change in European government incentives	29,082	—	19,381	—	48,463	—
Materials and other cost of revenue	276,870	94,543	241,532	194,318	518,402	288,861
Total cost of revenue	$309,032	$97,224	$263,929	$199,163	$572,961	$296,387
Total cost of revenue as a percentage of revenue	102%	81%	91%	75%	97%	77%
Total gross margin percentage	(2)%	19%	9%	25%	3%	23%

	Six Months Ended
	UPP		R&C		Consolidated
(Dollars in thousands)	July 3, 2011	July 4, 2010	July 3, 2011	July 4, 2010	July 3, 2011	July 4, 2010
Amortization of other intangible assets	$167	$1,463	$195	$4,249	$362	$5,712
Stock-based compensation	3,299	2,823	3,895	3,818	7,194	6,641
Non-cash interest expense	986	676	804	895	1,790	1,571
Loss on change in European government incentives	29,082	—	19,381	—	48,463	—
Materials and other cost of revenue	478,509	203,690	399,539	354,304	878,048	557,994
Total cost of revenue	$512,043	$208,652	$423,814	$363,266	$935,857	$571,918
Total cost of revenue as a percentage of revenue	93%	79%	86%	78%	90%	78%
Total gross margin percentage	7%	21%	14%	22%	10%	22%

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

During the three and six months ended July 3, 2011, our two solar cell manufacturing facilities produced 164.6 MW and 322.2 MW, respectively, as compared to the three and six months ended July 4, 2010 when we produced 137.9 MW and 273.3 MW, respectively. Our direct manufacturing cost decreased in the three and six month ended July 3, 2011 as compared to the three and six months ended July 4, 2010 due to lower material cost, better material utilization and higher volume. Such factors resulted in increased economies of scale in production, partially offset by unfavorable foreign currency impact on material purchases. We are working with our suppliers and partners along all steps of the value chain to reduce costs by improving

Index

manufacturing technologies and expanding economies of scale.

During the three and six months ended July 3, 2011, total cost of revenue was $573.0 million and $935.9 million, respectively, which represented an increase of 93% and 64%, respectively, period over period. The increase in total cost of revenue partly corresponds with the increase of 54% and 43%, respectively, in total revenue during the three and six months ended July 3, 2011 compared to the three and six months ended July 4, 2010. As a percentage of total revenue, total cost of revenue increased to 97% and 90%, respectively, in the three and six months ended July 3, 2011 as compared to 77% and 78%, respectively, in the three and six months ended July 4, 2010. The increase in total cost of revenue as a percentage of total revenue is primarily due to: (i) a 61% and 53% increase in total MW of solar power products sold during the three and six months ended July 3, 2011, respectively, as compared to the respective periods in fiscal 2010, accompanied by an overall reduction in average selling prices of our solar power products period over period, and (ii) additional anticipated costs associated with the ramp up of AUO SunPower Sdn. Bhd's ("AUOSP") solar cell manufacturing facility ("FAB 3") which became operational in December 2010. Additionally contributing to the increase in total cost of revenue is $48.5 million in charges incurred in the second quarter of fiscal 2011 associated with the change in European government incentives, including (i) a $16.0 million write-down of project asset costs based on changes in fair value and our ability to develop, commercialize and sell active projects within Europe, and (ii) $32.5 million related to the write-down of third-party inventory and costs associated with the termination of third-party solar cell supply contracts resulting from lower demand and average selling price in certain areas of Europe.

UPP Gross Margin: Gross margin for our UPP Segment was a negative $6.6 million and a positive $36.3 million for the three and six months ended July 3, 2011, respectively, or (2)% and 7%, respectively, of UPP revenue. UPP gross margin for the three and six months ended July 3, 2011 primarily decreased due to: (i) an increase in costs on certain power plant projects under construction; (ii) a decrease in the percentage of total UPP revenue derived from component sales in Europe, which typically have a higher gross margin percentage than our utility projects; and (iii) reductions in the average selling price of components in excess of the reduction of our manufacturing cost described above. Also contributing to the decline in gross margin were charges relating to the change in European government incentives totaling $29.1 million including (i) a $16.0 million write-down of project asset costs to estimated fair value based on changes in our ability to develop, commercialize and sell active projects within Europe, and (ii) $13.1 million related to the write-down of third-party inventory and costs associated with the termination of third-party solar cell supply contracts as described above.

R&C Gross Margin: Gross margin for our R&C Segment was $25.9 million and $71.5 million for the three and six months ended July 3, 2011, respectively, or 9% and 14%, respectively, of R&C revenue. Gross margin decreased in both periods primarily due to: (i) overall reduction in average selling prices of our solar products; (ii) increased mix of third party panels in the second quarter of fiscal 2011, which generally have a lower margin; and (iii) $19.4 million in charges incurred in the second quarter of fiscal 2011 related to the write-down of third-party inventory and costs associated with the termination of third-party solar cell supply contracts as a result of the change in European government incentives as described above. These decreases were partially offset by (i) increased activity and installations of rooftop and ground-mounted projects in the commercial sector in North America; and (ii) improvements attributable to continued manufacturing scale and reductions in our manufacturing cost described above.

Research and Development ("R&D")

	Three Months Ended		Six Months Ended
(Dollars in thousands)	July 3, 2011	July 4, 2010	July 3, 2011	July 4, 2010
Stock-based compensation	$1,735	$2,253	$3,504	$3,936
Other R&D	13,520	8,953	25,397	17,677
Total R&D	$15,255	$11,206	$28,901	$21,613
As a percentage of revenue	3%	3%	3%	3%

During the three and six months ended July 3, 2011, R&D expense was $15.3 million and $28.9 million, respectively, which represents an increase of 36% and 34%, respectively, period over period. The increase in our investment in R&D during the three and six months ended July 3, 2011 as compared to the same periods in fiscal 2010 resulted primarily from costs related to the improvement of our current generation solar cell manufacturing technology, development of our next generation of solar cells, solar panels, trackers and rooftop systems, and development of systems performance monitoring products. We expect our R&D activity to continue to increase in fiscal 2011 as compared to 2010 as we continue to improve solar cell efficiency through enhancement of our existing products, develop new technologies, and reduce manufacturing cost and complexity.

Index

The increase in R&D expense for both the three and six months ended July 3, 2011 as compared to the three and six months ended July 4, 2010 is further attributable to a decrease in cost reimbursements received from government entities in the United States from $2.1 million and $3.9 million in the three and six months ended July 4, 2010, respectively, to $0.4 million in each of the three and six months ended July 3, 2011 due to the phase out of related programs during fiscal 2010, such as the Solar America Initiative R&D agreement with the United States Department of Energy. As of July 3, 2011 we have executed three new research and development agreements with the United States federal government and California state agencies. Payments received under these contracts during the six months ended July 3, 2011 totaled $0.4 million. Further payments received under these contracts will offset some of our R&D expense in future periods.

Sales, General and Administrative ("SG&A")

	Three Months Ended		Six Months Ended
(Dollars in thousands)	July 3, 2011	July 4, 2010	July 3, 2011	July 4, 2010
Amortization of other intangible assets	$6,801	$8,803	$13,570	$10,749
Stock-based compensation	5,809	5,379	15,282	11,822
Total investment related costs	13,123	—	13,123	—
Amortization of promissory notes	698	2,919	1,988	2,919
Non-cash interest expense	2	—	2	—
Other SG&A	64,423	61,275	123,070	117,166
Total SG&A	$90,856	$78,376	$167,035	$142,656
As a percentage of revenue	15%	20%	16%	20%

During the three and six months ended July 3, 2011, SG&A expense was $90.9 million and $167.0 million, respectively, which represents an increase of 16% and 17%, respectively, from SG&A expense reported in the comparable periods of fiscal 2010. The increase in SG&A expense during the three and six months ended July 3, 2011 as compared to the same periods in fiscal 2010 resulted primarily from higher spending in all of our functional areas to support the growth of our business, including additional operating expenses consolidated into our financial results subsequent to our strategic acquisition in March 2010. We expect our SG&A expense to continue to increase in fiscal 2011 as we continue to invest in expanding our sales and support organizations and continue to grow our business, partially offset by our cost-control strategy implemented in response to the changes in the European market.

The increase in SG&A expense in the three and six months ended July 3, 2011 as compared to the three and six months ended July 4, 2010 primarily related to: (i) additional operating and development expenses being consolidated into our financial results due to consolidating an acquiree effective March 26, 2010, including additional amortization associated with other intangible assets related to acquired project assets; (ii) non-recurring transaction expenses of $13.1 million incurred in connection with the April 28, 2011 Tender Offer Agreement with Total; and (iii) sales and marketing spending to expand our third-party global dealer network and global branding initiatives. Other expenses contributing to the overall increase included personnel related expense (including salary, employee benefits, stock-based compensation costs and commission) as well as rent and facility related expenses as a result of increased headcount and additional bad debt expense due to the overall increase in revenue and the collectability of outstanding accounts receivable related to several customers impacted by the difficult economic conditions experienced in the last two years. The increase in SG&A expense period over period is partially offset by $4.4 million of expenses incurred in the first quarter of fiscal 2010 associated with our Audit Committee's independent investigation of certain accounting entries primarily related to cost of goods sold by our Philippines operations.

Restructuring Charges

	Three Months Ended		Six Months Ended
(In thousands)	July 3, 2011	July 4, 2010	July 3, 2011	July 4, 2010
Restructuring charges	$13,308	$—	$13,308	$—
As a percentage of revenue	2%	—%	1%	—%

In response to reductions in European government incentives, primarily in Italy, which have had a significant impact on the global solar market, on June 13, 2011, our Board of Directors approved a restructuring plan to realign our resources. In connection with this plan, which is expected to be completed within the next 12 months, we will eliminate approximately 85 positions, 2% of our workforce, in addition to the consolidation or closure of certain facilities in Europe. As a result, we expect to record restructuring charges of up to $22.0 million related to the UPP Segment, composed of severance benefits, lease and related termination costs, and other associated costs. We expect greater than 90% of these charges to be cash. During the three

Index

and six months ended July 3, 2011, restructuring charges recognized in the Condensed Consolidated Statements of Operations amounted to $13.3 million. These charges consisted of $12.3 million of employee severance and benefits, which includes $1.4 million of compensation associated with the accelerated vesting of promissory notes previously issued as consideration for an acquisition completed in the first quarter of fiscal 2010, $0.7 million of lease and related termination costs, and $0.3 million of legal and other related charges.

Other Income (Expense), Net

	Three Months Ended		Six Months Ended
(In thousands)	July 3, 2011	July 4, 2010	July 3, 2011	July 4, 2010
Interest income	$488	$279	$1,231	$552
Non-cash interest expense	$(6,249)	$(8,710)	$(12,540)	$(14,197)
Other interest expense	(9,810)	(10,600)	(18,778)	(16,053)
Total interest expense	$(16,059)	$(19,310)	$(31,318)	$(30,250)
Gain on change in equity interest in unconsolidated investee	$322	$28,348	$322	$28,348
Gain (loss) on mark-to-market derivatives	$(97)	$34,070	$(141)	$31,852
Other, net	$(9,527)	$(10,806)	$(18,734)	$(16,397)
Other income (expense), net	$(24,873)	$32,581	$(48,640)	$14,105

Interest income during the three and six months ended July 3, 2011 primarily represented interest income earned on our cash, cash equivalents, restricted cash, restricted cash equivalents and available-for-sale securities during these periods. The increase in interest income of 75% and 123% in the three and six months ended July 3, 2011, respectively, as compared to the same periods in 2010 resulted from higher interest rates earned on available-for-sale securities comprised of investments in debt securities. All of our investments in debt securities were sold on May 23, 2011.

Interest expense during the three and six months ended July 3, 2011 primarily related to debt under our senior convertible debentures, fees for our outstanding letters of credit with Deutsche Bank AG New York Branch ("Deutsche Bank"), the mortgage loan with International Finance Corporation ("IFC"), debt under the loan agreement with California Enterprise Development Authority ("CEDA"), and debt under the revolving credit facilities with Union Bank, N.A. ("Union Bank") and Société Générale, Milan Branch ("Société Générale"). Interest expense during the three and six months ended July 4, 2010 primarily related to issuances of our senior convertible debentures and borrowings under the facility agreement with the Malaysian government (deconsolidated in the third quarter of fiscal 2010), fees for our outstanding letters of credit with Deutsche Bank, and acquired debt. The decrease in interest expense of 17% in the three months ended July 3, 2011 as compared to the same period in fiscal 2010 is primarily due to: (i) the repurchase of $143.8 million in principal amount of the 0.75% senior convertible debentures ("0.75% debentures") and (ii) borrowings under the facility agreement with the Malaysian government being deconsolidated in the third quarter of fiscal 2010. The increase in interest expense of 4% in the six months ended July 3, 2011 as compared to the same period in fiscal 2010 was due to additional indebtedness related to our $250.0 million in principal amount of 4.50% senior cash convertible debentures ("4.50% debentures") issued in April 2010, approximately $108.6 million borrowed from Société Générale in November 2010 under the revolving credit facility, outstanding borrowings up to $75.0 million under our mortgage loan agreement with IFC beginning in November 2010, and $30 million borrowed under our loan agreement with CEDA in December 2010.

We recorded a non-cash gain of $0.3 million in both the three and six months ended July 3, 2011 due to the dilution of our equity interest in Woongjin Energy Co., Ltd’s (“Woongjin Energy”) as a result of Woongjin Energy's issuance of additional equity to other investors during the second quarter in fiscal 2011. The resulting dilutive impact on our equity interest was immaterial. Similarly, we recorded a non-cash gain of $28.3 million in both the three and six months ended July 4, 2010 due to the dilution of our equity interest in Woongjin Energy, from 42.1% to 31.3%, as Woongjin Energy completed its initial public offering and sale of 15.9 million new shares of common stock in the second quarter of fiscal 2010.

The $0.1 million net loss on mark-to-market derivatives in both the three and six months ended July 3, 2011 related to the change in fair value of the following derivative instruments associated with the 4.50% debentures: (i) the embedded cash conversion option; and (ii) the bond hedge transaction. The $34.1 million and $31.9 million net gain on mark-to-market derivatives during the three and six months ended July 4, 2010, respectively, related to the change in fair value of the following derivative instruments associated with the 4.50% debentures: (i) the embedded cash conversion option; (ii) the over-allotment option; (iii) the bond hedge transaction; and (iv) the warrant transaction. The changes in fair value of these derivatives are reported in our Condensed Consolidated Statements of Operations until such transactions settle or expire. The over-allotment

Index

option derivative settled on April 5, 2010 when the initial purchasers of the 4.50% debentures exercised the $30.0 million over-allotment option in full. As a result of the terms of the warrants being amended and restated so that they are settled in shares of our class A common stock rather than in cash, the warrants have not required mark-to-market accounting treatment subsequent to December 23, 2010.

The following table summarizes the components of Other, net:

	Three Months Ended		Six Months Ended
(In thousands)	July 3, 2011	July 4, 2010	July 3, 2011	July 4, 2010
Loss on derivatives and foreign exchange	$(9,752)	$(10,556)	$(19,105)	$(17,614)
Gain (loss) on sale of investments	(319)	—	(191)	1,572
Other income (expense), net	544	(250)	562	(355)
Total other, net	$(9,527)	$(10,806)	$(18,734)	$(16,397)

Other, net was comprised of expenses totaling $9.5 million and $18.7 million during the three and six months ended July 3, 2011, respectively, consisting primarily of: (i) losses totaling $5.3 million and $13.6 million, respectively, from expensing the time value of option contracts and forward points on forward exchange contracts of effective cash flow hedges; and (ii) losses totaling $4.5 million and $5.5 million, respectively, on foreign currency derivatives and foreign exchange largely due to the volatility in the currency markets. In addition, we have an active hedging program designed to reduce our exposure to movements in foreign currency exchange rates. As a part of this program, we designate certain derivative transactions as effective cash flow hedges of anticipated foreign currency revenues and record the effective portion of changes in the fair value of such transactions in "Accumulated other comprehensive income (loss)" in our Condensed Consolidated Balance Sheets until the anticipated revenues have occurred, at which point the associated income or loss would be recognized in revenue. In the six months ended July 3, 2011, in connection with the decline in forecasted revenue surrounding the change in European governmental incentives, we reclassified an amount held in "Accumulated other comprehensive income (loss)" for certain previously anticipated transactions which did not occur or are now probable not to occur, which totaled a loss of $3.9 million. In addition, we recorded a loss on sale of investments of $0.3 million and $0.2 million during the three and six months ended July 3, 2011, respectively, primarily related to the sale of debt securities in the second quarter of fiscal 2011.

Other, net was comprised of expenses totaling $10.8 million and $16.4 million during the three and six months ended July 4, 2010, respectively, consisting primarily of: (i) losses totaling $6.7 million and $9.6 million, respectively, from expensing the time value of option contracts and forward points on forward exchange contracts; and (ii) losses totaling $3.9 million and $8.0 million, respectively, on foreign currency derivatives and foreign exchange largely due to the volatility in the current markets. These expenses during the three and six months ended July 4, 2010 were partially offset by a gain on distributions from certain money market funds in the first quarter of fiscal 2010.

Income Taxes

	Three Months Ended		Six Months Ended
(Dollars in thousands)	July 3, 2011	July 4, 2010	July 3, 2011	July 4, 2010
Provision for income taxes	$(22,702)	$(46,992)	$(6,886)	$(16,117)
As a percentage of revenue	4%	12%	1%	2%

In the three and six months ended July 3, 2011, our income tax provision of $22.7 million and $6.9 million, respectively, on a loss from continuing operations before income taxes and equity in earnings of unconsolidated investees of $125.0 million and $150.1 million, respectively, was primarily due to domestic and foreign losses in certain jurisdictions, nondeductible amortization of purchased intangible assets, nondeductible stock compensation, amortization of debt discount from convertible debentures, mark-to-market fair value adjustments, changes in the valuation allowance on deferred tax assets and discrete stock option deductions. In the three and six months ended July 4, 2010, our income tax provision was $47.0 million and $16.1 million, respectively, on income from continuing operations before income taxes and equity in earnings of unconsolidated investees of $30.9 million and $9.4 million, respectively, was primarily due to domestic and foreign income in certain jurisdictions, nondeductible amortization of purchased intangible assets, non deductible stock compensation, amortization of debt discount from convertible debentures, gain on change in our equity interest in Woongjin Energy, mark-to-market fair value adjustments, changes in the valuation allowance on deferred tax assets, and discrete stock option deductions.

A significant amount of our total revenue is generated from customers located outside of the United States, and a substantial portion of our assets and employees are located outside of the United States. United States income taxes and foreign

Index

withholding taxes have not been provided on the undistributed earnings of our non-United States subsidiaries as such earnings are intended to be indefinitely reinvested in operations outside the United States to extent that such earnings have not been currently or previously subjected to taxation of the United States.

We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. In assessing the need for a valuation allowance, we consider historical levels of income, expectations and risks associated with the estimates of future taxable income and ongoing prudent and feasible tax planning strategies. In the event we determine that we would be able to realize additional deferred tax assets in the future in excess of the net recorded amount, or if we subsequently determine that realization of an amount previously recorded is unlikely, we would record an adjustment to the deferred tax asset valuation allowance, which would change income tax in the period of adjustment. As of July 3, 2011, we believe there is insufficient evidence to realize additional deferred tax assets in fiscal 2011.

Equity in Earnings (Loss) of Unconsolidated Investees

	Three Months Ended		Six Months Ended
(Dollars in thousands)	July 3, 2011	July 4, 2010	July 3, 2011	July 4, 2010
Equity in earnings (loss) of unconsolidated investees	$(172)	$2,030	$6,961	$5,148
As a percentage of revenue	—%	1%	1%	1%

Our equity in earnings (loss) of unconsolidated investees were net losses of $0.2 million and net gains of $7.0 million for the three and six months ended July 3, 2011, respectively, as compared to net gains of $2.0 million and $5.1 million in the three and six months ended July 4, 2010, respectively.

Our share of Woongjin Energy's income totaled $2.2 million and $6.7 million in the three and six months ended July 3, 2011, respectively, as compared to $1.7 million and $4.8 million in the three and six months ended July 4, 2010, respectively. Our share of First Philec Solar Corporation's (“First Philec Solar”) income totaled $0.2 million and $0.7 million in the three and six months ended July 3, 2011, respectively, as compared to $0.3 million for both the three and six months ended July 4, 2010. The change in our equity share of Woongjin Energy's and First Philec Solar's earnings period over period represents the growth of the joint ventures' operations and changes in our equity ownership. Our share of AUOSP's loss totaled $2.6 million and $0.4 million in the three and six months ended July 3, 2011, respectively.

Income from Discontinued Operations, Net of Taxes

	Three Months Ended		Six Months Ended
(Dollars in thousands)	July 3, 2011	July 4, 2010	July 3, 2011	July 4, 2010
Income from discontinued operations, net of taxes	$—	$7,896	$—	$7,896

In connection with a strategic acquisition on March 26, 2010, we acquired a European project company, Cassiopea PV S.r.l (“Cassiopea”), operating a previously completed 20 MWac solar power plant in Montalto di Castro, Italy. In the period in which our asset is classified as held-for-sale, we are required to segregate for all periods presented the related assets, liabilities and results of operations associated with that asset as discontinued operations. Cassiopea's results of operations in fiscal 2010 were classified as “Income from discontinued operations, net of taxes” in our Condensed Consolidated Statement of Operations. On August 5, 2010, we sold the assets and liabilities of Cassiopea.

Liquidity and Capital Resources

Cash Flows

A summary of the sources and uses of cash and cash equivalents is as follows:

	Six Months Ended
(In thousands)	July 3, 2011	July 4, 2010
Net cash used in operating activities of continuing operations	$(280,532)	$(45,799)
Net cash used in investing activities of continuing operations	(43,213)	(378,415)
Net cash provided by (used in) financing activities of continuing operations	(42,385)	203,994

Index

Operating Activities

Net cash used in operating activities of continuing operations of $280.5 million in the six months ended July 3, 2011 was primarily the result of: (i) a net loss of $150.0 million; (ii) increases in inventories and project assets of $103.0 million and $84 million, respectively, for construction of future and current projects in North America and Europe; and (iii) increases in costs and estimated earnings in excess of billings of $47.1 million related to contractual timing of system project billings. Net cash used in operating activities was partially offset by: (i) net non-cash charges of $146.8 million primarily related to depreciation and amortization, stock based compensation, inventories and project assets write-down associated with the change in European government incentives, and non-cash interest charges, less non-cash income of $7.3 million primarily related to our equity share in earnings of joint ventures; and (ii) a net decrease of $36.1 million of other operating assets and liabilities.

Net cash used in operating activities of continuing operations of $45.8 million in the six months ended July 4, 2010 was primarily the result of the loss from continuing operations of $1.5 million, plus a $1.6 million gain on distributions from the Reserve Primary Fund and non-cash income of $65.3 million related to our equity share in earnings of joint ventures, gain on change in equity interest in a joint venture and a net gain on mark-to-market derivatives, partially offset by non-cash charges totaling $120.8 million for depreciation, amortization, stock-based compensation and non-cash interest expense. In addition, net cash used in operating activities of continuing operations primarily related to: (i) increases in inventories and project assets of $72.2 million and $47.9 million, respectively, for construction of future and current projects in Italy; (ii) increases in costs and estimated earnings in excess of billings of $32.6 million related to contractual timing of system project billings; as well as (iii) other changes in operating assets and liabilities of $66.2 million, partially offset by an increase in accounts payable and other accrued liabilities of $120.8 million.

Investing Activities

Net cash used in investing activities of continuing operations in the six months ended July 3, 2011 was $43.2 million, of which: (i) $68.2 million related to capital expenditures primarily associated with improvements to our current generation solar cell manufacturing technology, leasehold improvements associated with new offices leased in San Jose, California, and other projects; and (ii) $50.0 million related to additional cash investments in our AUOSP joint venture. Cash used in investing activities was partially offset by: (i) a decrease in restricted cash of $30.7 million; (ii) $43.8 million in proceeds received related to the sale of debt securities and distributions on certain money market funds; and (iii) $0.5 million in proceeds received from the sale of manufacturing equipment.

Net cash used in investing activities of continuing operations in the six months ended July 4, 2010 was $378.4 million, of which: (i) $100.3 million relates to capital expenditures primarily associated with the continued construction of FAB 3 in Malaysia (deconsolidated in the third quarter of fiscal 2010); (ii) $272.7 million in cash paid for the acquisition of SunRay, net of cash acquired; (iii) an increase in restricted cash and cash equivalents of $8.3 million for advanced payments received from customers that we provided security in the form of cash collateralized bank standby letters of credit; and (iv) $1.6 million in additional investments in a non-public company. Cash used in investing activities was partially offset by $2.9 million in proceeds received from the sale of equipment to a third-party subcontractor and $1.6 million on distributions from certain money market funds.

Financing Activities

Net cash used in financing activities of continuing operations in the six months ended July 3, 2011 was $42.4 million and reflects cash paid of: (i) $226.1 million repayment on outstanding balances under the Union Bank and Société Générale revolving credit facilities; and (ii) $9.4 million in purchases of stock for tax withholding obligations on vested restricted stock. Cash used in financing activities in the six months ended July 3, 2011 was partially offset by: (i) $189.2 million in cash proceeds from subsequent drawdowns under the Union Bank and Société Générale revolving credit facilities; and (ii) $3.9 million from stock option exercises.

Net cash provided by financing activities of continuing operations in the six months ended July 4, 2010 was $204.0 million and reflects cash received of: (i) $230.5 million in net proceeds from the issuance of $250.0 million in principal amount of our 4.50% debentures, after reflecting the payment of the net cost of the bond hedge and warrant transactions; (ii) $5.1 million in proceeds from a drawdown under a project loan; and (iii) $0.3 million from stock option exercises. Cash received in the six months ended July 4, 2010 was partially offset by cash paid of $30.0 million to Union Bank to terminate our $30.0 million term loan and $2.0 million for treasury stock purchases that were used to pay withholding taxes on vested restricted stock.

Index

Debt and Credit Sources

Convertible Debentures

As of both July 3, 2011 and January 2, 2011, an aggregate principal amount of $250.0 million of the 4.50% debentures remain issued and outstanding. Interest on the 4.50% debentures is payable on March 15 and September 15 of each year. The 4.50% debentures mature on March 15, 2015. The 4.50% debentures are convertible only into cash, and not into shares of our class A common stock (or any other securities). Prior to December 15, 2014, the 4.50% debentures are convertible only upon specified events and, thereafter, they will be convertible at any time, based on an initial conversion price of $22.53 per share of our class A common stock. The conversion price will be subject to adjustment in certain events, such as distributions of dividends or stock splits. Upon conversion, we will deliver an amount of cash calculated by reference to the price of our class A common stock over the applicable observation period. We may not redeem the 4.50% debentures prior to maturity. Holders may also require us to repurchase all or a portion of their 4.50% debentures upon a fundamental change, as defined in the debenture agreement, at a cash repurchase price equal to 100% of the principal amount plus accrued and unpaid interest. In the event of certain events of default, such as our failure to make certain payments or perform or observe certain obligations thereunder, Wells Fargo, the trustee, or holders of a specified amount of then-outstanding 4.50% debentures will have the right to declare all amounts then outstanding due and payable. Concurrent with the issuance of the 4.50% debentures, we entered into privately negotiated convertible debenture hedge transactions and warrant transactions which represent a call spread overlay with respect to the 4.50% debentures ("the “CSO2015”). According to the counterparties to the warrants, the consummation of the Total Tender Offer triggered their rights to make a downward adjustment to the strike price of the warrants. We are currently in discussions with the counterparties to determine the appropriate adjustments, if any, to the warrants. Please see “Conversion of our outstanding 1.25% and 4.75% debentures, our warrants related to our outstanding 4.50% and 4.75% debentures, and future substantial issuances or dispositions of our class A or class B common stock or other securities, could dilute ownership and earnings per share or cause the market price of our stock to decrease.” in “Part I. Item 1A: Risk Factors” in the fiscal 2010 Form 10-K.

As of both July 3, 2011 and January 2, 2011, an aggregate principal amount of $230.0 million of the 4.75% senior convertible debentures ("4.75% debentures") remain issued and outstanding. Interest on the 4.75% debentures is payable on April 15 and October 15 of each year. Holders of the 4.75% debentures are able to exercise their right to convert the debentures at any time into shares of our class A common stock at a conversion price equal to $26.40 per share. The applicable conversion rate may adjust in certain circumstances, including upon a fundamental change, as defined in the indenture governing the 4.75% debentures. If not earlier converted, the 4.75% debentures mature on April 15, 2014. Holders may also require us to repurchase all or a portion of their 4.75% debentures upon a fundamental change at a cash repurchase price equal to 100% of the principal amount plus accrued and unpaid interest. In the event of certain events of default, such as our failure to make certain payments or perform or observe certain obligations thereunder, Wells Fargo, the trustee, or holders of a specified amount of then-outstanding 4.75% debentures will have the right to declare all amounts then outstanding due and payable. Concurrent with the issuance of the 4.75% debentures, we entered into certain convertible debenture hedge transactions and warrant transactions with affiliates of certain of the underwriters of the 4.75% debentures which represent a call spread overlay with respect to the 4.75% debentures (the "CSO2014"). According to the counterparties to the warrants, the consummation of the Total Tender Offer triggered their rights to make a downward adjustment to the strike price of the warrants. We are currently in discussions with the counterparties to determine the appropriate adjustments, if any, to the warrants. Please see “Conversion of our outstanding 1.25% and 4.75% debentures, our warrants related to our outstanding 4.50% and 4.75% debentures, and future substantial issuances or dispositions of our class A or class B common stock or other securities, could dilute ownership and earnings per share or cause the market price of our stock to decrease.” in “Part I. Item 1A: Risk Factors” in the fiscal 2010 Form 10-K.

As of both July 3, 2011 and January 2, 2011, an aggregate principal amount of $198.6 million of the 1.25% senior convertible debentures ("1.25% debentures") remain issued and outstanding. Interest on the 1.25% debentures is payable on February 15 and August 15 of each year. The 1.25% debentures mature on February 15, 2027. Holders may require us to repurchase all or a portion of their 1.25% debentures on each of February 15, 2012, February 15, 2017 and February 15, 2022, or if we experience certain types of corporate transactions constituting a fundamental change, as defined in the indenture governing the 1.25% debentures. Any repurchase of the 1.25% debentures under these provisions will be for cash at a price equal to 100% of the principal amount of the 1.25% debentures to be repurchased plus accrued and unpaid interest. In addition, we may redeem some or all of the 1.25% debentures on or after February 15, 2012 for cash at a redemption price equal to 100% of the principal amount of the 1.25% debentures to be redeemed plus accrued and unpaid interest. As of July 3, 2011, the 1.25% debentures were reclassified from long-term liabilities to short-term liabilities within "Convertible debt, current portion" in the Condensed Consolidated Balance Sheet as the holders may require us to repurchase all of their 1.25% debentures on February 15, 2012.

Index

As of both July 3, 2011 and January 2, 2011, an aggregate principal amount of $0.1 million of the 0.75% debentures remain issued and outstanding. Interest on the 0.75% debentures is payable on February 1 and August 1 of each year. The 0.75% debentures mature on August 1, 2027. Holders of the 0.75% debentures could require us to repurchase all or a portion of their debentures on each of August 1, 2015, August 1, 2020 and August 1, 2025, or if we experienced certain types of corporate transactions constituting a fundamental change, as defined in the indenture governing the 0.75% debentures. Any repurchase of the 0.75% debentures under these provisions will be for cash at a price equal to 100% of the principal amount of the 0.75% debentures to be repurchased plus accrued and unpaid interest. In addition, we could redeem the remaining 0.75% debentures on or after August 2, 2010 for cash at a redemption price equal to 100% of the principal amount of the 0.75% debentures to be redeemed plus accrued and unpaid interest.

Mortgage Loan Agreement with IFC

On May 6, 2010, our subsidiaries SunPower Philippines Manufacturing Ltd. ("SPML") and SPML Land, Inc. (“SPML Land”) entered into a mortgage loan agreement with IFC. Under the loan agreement, SPML may borrow up to $75.0 million during the first two years, and SPML is required to repay the amount borrowed, starting 2 years after the date of borrowing, in 10 equal semiannual installments over the following 5 years. SPML is required to pay interest of LIBOR plus 3% per annum on outstanding borrowings, and a front-end fee of 1% on the principal amount of borrowings at the time of borrowing, and a commitment fee of 0.5% per annum on funds available for borrowing and not borrowed. SPML may prepay all or a part of the outstanding principal, subject to a 1% prepayment premium. On June 9, 2011, SPML borrowed $25.0 million under the loan agreement. As of July 3, 2011 and January 2, 2011, SPML had $75.0 million and $50.0 million, respectively, outstanding under the mortgage loan agreement which is classified as "Long-term debt" in our Condensed Consolidated Balance Sheets. As of July 3, 2011, no additional amounts remained available for borrowing under the loan agreement.

Loan Agreement with CEDA

On December 29, 2010, we borrowed from CEDA the proceeds of the $30.0 million aggregate principal amount of CEDA's tax-exempt Recovery Zone Facility Revenue Bonds (SunPower Corporation - Headquarters Project) Series 2010 (the "Bonds") maturing April 1, 2031 under a loan agreement with CEDA. Certain of our obligations under the loan agreement were contained in a promissory note dated December 29, 2010 issued by us to CEDA, which assigned the promissory note, along with all right, title and interest in the loan agreement, to Wells Fargo, as trustee, with respect to the Bonds for the benefit of the holders of the Bonds. The Bonds initially bore interest at a variable interest rate (determined weekly), but at our option were converted into fixed-rate bonds (which include covenants of, and other restrictions on, us). As of January 2, 2011, the $30.0 million aggregate principal amount of the Bonds was classified as "Short-term debt" in our Condensed Consolidated Balance Sheets due to the potential for the Bonds to be redeemed or tendered for purchase on June 22, 2011 under the reimbursement agreement. On June 1, 2011, the Bonds were converted to bear interest at a fixed rate of 8.50% to maturity and the holders' rights to tender the Bonds prior to their stated maturity was removed. As such, the $30.0 million aggregate principal amount of the Bonds were reclassified as "Long-term debt" in our Condensed Consolidated Balance sheet as of July 3, 2011.

Revolving Credit Facility with Société Générale

On November 23, 2010, we entered into a revolving credit facility with Société Générale under which we may borrow     up to Euro 75.0 million from Société Générale. Interest periods are monthly. On May 25, 2011 we entered into an amendment of our revolving credit facility with Société Générale which extended the maturity date to November 23, 2011. Under the amended facility we may borrow up to Euro 75.0 million of which amounts borrowed may be repaid and reborrowed until October 23, 2011. We are required to pay interest on outstanding borrowings of (1) EURIBOR plus 3.25% per annum for advances outstanding before May 26, 2011, and (2) EURIBOR plus 2.70% for advances outstanding on May 26, 2011 or thereafter; a front-end fee of 0.50% on the available borrowing; and a commitment fee of 1% per annum on funds available for borrowing and not borrowed.

As of both July 3, 2011 and January 2, 2011, an aggregate amount of Euro 75.0 million, or approximately $108.6 million and $98.0 million, respectively, based on the exchange rates as of those dates, remain outstanding under the revolving credit facility which is classified as "Short-term debt" in our Condensed Consolidated Balance Sheets.

October 2010 Collateralized Revolving Credit Facility with Union Bank

On October 29, 2010, we entered into a revolving credit facility with Union Bank. Until the maturity date of October 28, 2011, we were able to borrow up to $70.0 million under the revolving credit facility. Amounts borrowed could be repaid and reborrowed until October 28, 2011. As collateral under the revolving credit facility, we pledged our holding of 19.4 million shares of common stock of Woongjin Energy to Union Bank.

Index

We were required to pay interest on outstanding borrowings of, at our option, (1) LIBOR plus 2.75% or (2) 1.75% plus a base rate equal to the highest of (a) the federal funds rate plus 1.5%, (b) Union Bank's prime rate as announced from time to time, or (c) LIBOR plus 1.0%, per annum; a front-end fee of 0.40% on the available borrowing; and a commitment fee of 0.25% per annum on funds available for borrowing and not borrowed.

As of January 2, 2011, an aggregate amount of $70.0 million was outstanding under the revolving credit facility which was classified as "Short-term debt" in our Condensed Consolidated Balance Sheet. We repaid $70.0 million of outstanding borrowings plus fees in the second quarter of fiscal 2011. On June 20, 2011, we terminated the facility and the pledge on all shares of Woongjin Energy we held .

July 2011 Uncollateralized Revolving Credit Facility with Union Bank

On July 18, 2011, we entered into a Credit Agreement with Union Bank under which we may borrow up to $50.0 million from Union Bank until October 28, 2011. Amounts borrowed may be repaid and reborrowed until October 28, 2011. All outstanding amounts under the facility are due and payable on October 31, 2011.

We are required to pay interest on outstanding borrowings of, at our option, (1) LIBOR plus 2.75% or (2) 1.75% plus a base rate equal to the higher of (a) the federal funds rate plus 0.50%, or (b) Union Bank's reference rate as announced from time to time; a front-end fee of 0.15% on the total amount available for borrowing; and a commitment fee of 0.50% per annum, calculated on a daily basis, on funds available for borrowing and not borrowed. The revolving credit facility will be terminated, and amounts due thereunder must be prepaid, upon the closing of any new domestic credit facility in our favor.

April 2010 Letter of Credit Facility with Deutsche Bank

On April 12, 2010, we entered into a letter of credit facility with Deutsche Bank, as issuing bank and as administrative agent, and certain financial institutions. On May 27, 2011, we received an additional $25.0 million commitment from a financial institution under the Deutsche Bank letter of credit facility, which increased the aggregate amount of letters of credit that may be issued under the facility from $375.0 million to $400.0 million. The letter of credit facility provides for the issuance, upon our request, of letters of credit by the issuing bank in order to support our obligations. Each letter of credit issued under the letter of credit facility must have an expiration date no later than the earlier of the second anniversary of the issuance of that letter of credit and April 12, 2013, except that: (i) a letter of credit may provide for automatic renewal in one-year periods, not to extend later than April 12, 2013; and (ii) up to $100.0 million in aggregate amount of letters of credit, if cash-collateralized, may have expiration dates no later than the fifth anniversary of the closing of the letter of credit facility. For outstanding letters of credit under the letter of credit facility we pay a fee of 0.50% plus any applicable issuances fees charged by its issuing and correspondent banks. We also pay a commitment fee of 0.20% on the unused portion of the facility. We are required to collateralize at least 50% of the dollar-denominated obligations under the issued letters of credit, and 55% of the non-dollar-denominated obligations under the issued letters of credit, with restricted cash on our Condensed Consolidated Balance Sheet.

As of July 3, 2011, letters of credit issued under the letter of credit facility totaled $378.1 million and were collateralized by short-term and long-term restricted cash of $92.2 million and $108.3 million, respectively, on our Condensed Consolidated Balance Sheet. As of January 2, 2011, letters of credit issued under the letter of credit facility totaled $326.9 million and were collateralized by short-term and long-term restricted cash of $55.7 million and $118.3 million, respectively, on our Condensed Consolidated Balance Sheet.

On August 9, 2011, we terminated the April 2010 letter of credit facility agreement with Deutsche Bank subsequent to the establishment of the August 2011 letter of credit facility agreement as described below. All outstanding letters of credit under the April 2010 letter of credit facility were transferred to the August 2011 letter of credit facility and $197.8 million in collateral as of August 9, 2011 was released.

August 2011 Letter of Credit Facility with Deutsche Bank

On August 9, 2011, we entered into a letter of credit facility agreement with Deutsche Bank, as issuing bank and as administrative agent, and certain financial institutions. Payment of obligations under the letter of credit facility is guaranteed by Total S.A. pursuant to the Credit Support Agreement. The letter of credit facility provides for the issuance, upon our request, of letters of credit by the issuing banks thereunder in order to support certain of our obligations, in an aggregate amount not to exceed (a) $645.0 million for the period from August 9, 2011 through December 31, 2011; (b) $725.0 million for the period from January 1, 2012 through December 31, 2012; and (c) $771.0 million for the period from January 1, 2013 through

Index

December 31, 2013. Aggregate letter of credit amounts may be increased upon the agreement of the parties but may not exceed (i) $878.0 million for the period from January 1, 2014 through December 31, 2014; (ii) $936.0 million for the period from January 1, 2015 through December 31, 2015; and (iii) $1.0 billion for the period from January 1, 2016 through June 28, 2016.

Each letter of credit issued under the letter of credit facility must have an expiration date no later than the second anniversary of the issuance of that letter of credit, provided that up to 15% of the outstanding value the letters of credit may have an expiration date of between two and three years from the date of issuance.

Liquidity

As of July 3, 2011, we had unrestricted cash and cash equivalents of $245.8 million as compared to $605.4 million as of January 2, 2011, a decrease of $359.6 million attributable to the decline in European government incentives, primarily in Italy. The resulting negative effect on the market for solar systems in Europe which has driven down demand and average selling prices for our solar panels thereby increasing inventories on hand and reducing our cash and cash equivalents. Our cash balances are held in numerous locations throughout the world, including substantial amounts held outside of the United States. The amounts held outside of the United States representing the earnings of our foreign subsidiaries, if repatriated to the United States under current law, would be subject to United States federal and state tax less applicable foreign tax credits. Repatriation of earnings that have not been subjected to U.S. tax and which have been indefinitely reinvested outside the U.S. could result in additional United States federal income tax payments in future years.

On July 5, 2010, we formed our AUOSP joint venture. Under the terms of the joint venture agreement, our subsidiary SunPower Technology, Ltd. (“SPTL") and AU Optronics Singapore Pte. Ltd. ("AUO") each own 50% of AUOSP. Both SPTL and AUO are obligated to provide additional funding to AUOSP in the future. During the second half of fiscal 2010, we, through SPTL, and AUO each contributed total initial funding of $27.9 million. In the first half of fiscal 2011, both SPTL and AUO each contributed an additional $50.0 million in funding and will each contribute additional amounts in fiscal 2011 through 2014 amounting to $271.0 million, or such lesser amount as the parties may mutually agree (see the Contractual Obligations table below). In addition, if AUOSP, SPTL or AUO requests additional equity financing to AUOSP, then SPTL and AUO will each be required to make additional cash contributions of up to $50.0 million in the aggregate. Further, we could in the future guarantee certain financial obligations of AUOSP. On November 5, 2010, we entered into an agreement with AUOSP under which we will resell to AUOSP polysilicon purchased from a third-party supplier and AUOSP will provide prepayments to us related to such polysilicon, which we will use to satisfy prepayments owed to the third-party supplier. No prepayments were paid to us by AUOSP during the first half of fiscal 2011. Prepayments to be paid to us by AUOSP in fiscal 2011 and 2012 total $60 million and $40 million, respectively.

Amounts borrowed under the revolving credit facility with Société Générale are due on November 23, 2011. As of both July 3, 2011 and January 2, 2011, an aggregate amount of Euro 75.0 million, or approximately $108.6 million and $98.0 million, respectively, based on the exchange rates as of those dates, remain outstanding under the revolving credit facility which is classified as "Short-term debt" in our Condensed Consolidated Balance Sheets.

Under our new revolving credit facility with Union Bank, under which we may borrow up to $50.0 million from until October 28, 2011, all outstanding amounts under the facility are due and payable on October 31, 2011.

Holders of our 1.25% debentures may require us to repurchase all or a portion of their 1.25% debentures on February 15, 2012. Any repurchase of our 1.25% debentures pursuant to these provisions will be for cash at a price equal to 100% of the principal amount of the 1.25% debentures to be repurchased plus accrued and unpaid interest. In addition, we may redeem some or all of our 1.25% debentures on or after February 15, 2012 for cash at a redemption price equal to 100% of the principal amount of the 1.25% debentures to be redeemed plus accrued and unpaid interest. As of July 3, 2011, the 1.25% debentures were reclassified from long-term liabilities to short-term liabilities within "Convertible debt, current portion" in the Condensed Consolidated Balance Sheet as the holders may require us to repurchase all of their 1.25% debentures on February 15, 2012.

If the closing price of our class A common stock equaled or exceeded 125% of the initial effective conversion price governing the 1.25% debentures for 20 out of 30 consecutive trading days in the last month of any fiscal quarter, then holders of the 1.25% debentures would have the right to convert the debentures into cash and shares of our class A common stock on any day in the following fiscal quarter. Because the closing price of our class A common stock on at least 20 of the last 30 trading days during the fiscal quarter ending July 3, 2011 and January 2, 2011 did not equal or exceed $70.94, or 125% of the applicable conversion price for our 1.25% debentures, holders of the 1.25% debentures are and were unable to exercise their right to convert the debentures, based on the market price conversion trigger, on any day in the first and third quarters of fiscal 2011. Accordingly, we classified our 1.25% debentures as long-term liabilities in our Condensed Consolidated Balance Sheet as of January 2, 2011. Due to the holders' ability to require us to repurchase all of their 1.25% debentures on February 15, 2012, as

Index

described above, we reclassified the 1.25% debentures as short-term liabilities in our Condensed Consolidated Balance Sheet as of July 3, 2011.

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

Under the terms of the amended warrants, we sold to affiliates of certain of the initial purchasers of the 4.50% cash convertible debentures warrants to acquire, subject to anti-dilution adjustments, up to 11.1 million shares of our class A common stock. The bond hedge and warrants described in Note 10 of Notes to the Condensed Consolidated Financial Statements represent a call spread overlay with respect to the 4.50% debentures. Assuming full performance by the counterparties, the transactions effectively reduce our potential payout over the principal amount on the 4.50% debentures upon conversion of the 4.50% debentures.

We expect total capital expenditures related to purchases of property, plant and equipment in the range of $130 million to $150 million in fiscal 2011 in order to improve our current generation solar cell manufacturing technology, leasehold improvements associated with new offices leased in San Jose, California, and other projects. In addition, we expect to invest a significant amount of capital to develop solar power systems and plants for sale to customers. The development of solar power plants can require long periods of time and substantial initial investments. Our efforts in this area may consist of all stages of development, including land acquisition, permitting, financing, construction, operation and the eventual sale of the projects. We often choose to bear the costs of such efforts prior to the final sale to a customer, which involves significant upfront investments of resources (including, for example, large transmission deposits or other payments, which may be non-refundable), land acquisition, permitting, legal and other costs, and in some cases the actual costs of constructing a project, in advance of the signing of PPAs and EPC contracts and the receipt of any revenue, much of which is not recognized for several additional months or years following contract signing. Any delays in disposition of one or more projects could have a negative impact on our liquidity.

Certain of our customers also require performance bonds issued by a bonding agency or letters of credit issued by financial institutions. Historically, obtaining letters of credit requires adequate collateral. Our April 2010 letter of credit facility with Deutsche Bank is at least 50% collateralized by restricted cash, which reduces the amount of cash available for operations. On August 9, 2011, we terminated the April 2010 letter of credit facility agreement with Deutsche Bank subsequent to the establishment of the August 2011 letter of credit facility agreement as described above. All outstanding letters of credit under the April 2010 letter of credit facility were transferred to the August 2011 letter of credit facility and $197.8 million in collateral as of August 9, 2011 was released.

We believe that our current cash, cash equivalents and cash expected to be generated from operations will be sufficient to meet our working capital and fund our committed capital expenditures over the next 12 months, including the development and construction of solar power systems and plants over the next 12 months. Certain of our revolving credit facilities are scheduled to expire and amounts borrowed thereunder are due in 2011 and we plan to negotiate new facilities or renegotiate and/or extend our existing facilities. However, there can be no assurance that our liquidity will be adequate over time. Our capital expenditures and use of working capital may be greater than we expect if we decide to make additional investments in the development and construction of solar power plants and sales of power plants and associated cash proceeds are delayed, or if we decide to accelerate increases in our manufacturing capacity internally or through capital contributions to joint ventures. We require project financing in connection with the construction of solar power plants, which financing may not be available on terms acceptable to us. In addition, we could in the future make additional investments in our joint ventures or guarantee certain financial obligations of our joint ventures, which could reduce our cash flows, increase our indebtedness and expose us to the credit risk of our joint ventures.

If our capital resources are insufficient to satisfy our liquidity requirements, we may seek to sell additional equity securities or debt securities or obtain other debt financing; although the current economic environment could also limit our ability to raise capital by issuing new equity or debt securities on acceptable terms, and lenders may be unwilling to lend funds on acceptable terms that would be required to supplement cash flows to support operations. The sale of additional equity securities or convertible debt securities would result in additional dilution to our stockholders and may not be available on favorable terms or at all, particularly in light of the current conditions in the financial and credit markets. Additional debt would result in increased expenses and would likely impose new restrictive covenants which may be similar or different than those restrictions contained in the covenants under the letter of credit facility with Deutsche Bank, the mortgage loan agreement with IFC, the loan agreement with CEDA, the new revolving credit facility with Union Bank, the revolving credit facility with Société Générale, the 4.50% debentures, the 4.75% debentures or the 1.25% debentures. Financing arrangements, including

Index

project financing for our solar power plants and letters of credit facilities, may not be available to us, or may not be available in amounts or on terms acceptable to us.

Contractual Obligations

The following summarizes our contractual obligations as of July 3, 2011:

		Payments Due by Period
(In thousands)	Total	2011 (remaining 6 months)	2012-2013	2014-2015	Beyond 2015
Convertible debt, including interest (1)	$757,237	$12,329	$243,270	$501,638	$—
IFC mortgage loan, including interest (2)	84,406	1,283	17,203	32,736	33,184
CEDA loan, including interest (3)	80,363	1,275	5,100	5,100	68,888
Société Générale revolving credit facility, including interest (4)	110,401	110,401	—	—	—
Future financing commitments (5)	275,940	1,900	177,270	96,770	—
Customer advances (6)	174,243	13,490	31,142	48,447	81,164
Operating lease commitments (7)	98,964	7,435	24,738	20,411	46,380
Utility obligations (8)	750		—	—	750
Non-cancellable purchase orders (9)	200,194	200,194	—	—	—
Purchase commitments under agreements (10)	5,286,383	592,542	1,309,152	1,728,968	1,655,721
Total	$7,068,881	$940,849	$1,807,875	$2,434,070	$1,886,087

(1)
Convertible debt, including interest, relates to the aggregate of $678.7 million in outstanding principal amount of our senior convertible debentures on July 3, 2011. For the purpose of the table above, we assume that all holders of the 4.50% debentures and 4.75% debentures will hold the debentures through the date of maturity in fiscal 2015 and 2014, respectively, and all holders of the 1.25% debentures and 0.75% debentures will require us to repurchase the debentures on February 15, 2012 and August 1, 2015, respectively, and upon conversion, the values of the senior convertible debentures will be equal to the aggregate principal amount with no premiums.

(2)
IFC mortgage loan, including interest, relates to the $75.0 million borrowed as of July 3, 2011. Under the loan agreement, SPML is required to repay the amount borrowed, starting 2 years after the date of borrowing, in 10 equal semiannual installments over the following 5 years. SPML is required to pay interest of LIBOR plus 3% per annum on outstanding borrowings.

(3)
CEDA loan, including interest, relates to the proceeds of the $30.0 million aggregate principal amount of the Bonds. The Bonds mature on April 1, 2031. On June 1, 2011 the Bonds were converted to bear interest at a fixed rate of 8.50% through maturity.

(4)
Société Générale revolving credit facility, including interest, relates to the Euro 75.0 million outstanding balance as of July 3, 2011 ($108.6 million based on the exchange rates as of July 3, 2011), and matures on November 23, 2011. Interest periods are monthly. We are required to pay interest on outstanding borrowings of EURIBOR plus 2.70% per annum on or after May 26, 2011.

(5)
SPTL and AUO will contribute additional amounts to AUOSP in the second half of fiscal 2011 through 2014 amounting to $271.0 million by each shareholder, or such lesser amount as the parties may mutually agree. Further, in connection with a purchase agreement with a non-public company we will be required to provide additional financing to such party of up to $4.9 million, subject to certain conditions.

(6)	Customer advances relate to advance payments received from customers for future purchases of solar power products and future polysilicon purchases.

(7)
Operating lease commitments primarily relate to: (i) six solar power systems leased from Wells Fargo over minimum lease terms of up to 20 years; (ii) a 10-year lease agreement with an unaffiliated third party for our headquarters in San Jose, California starting in May 2011 and expiring in April 2021; (iii) an 11-year lease agreement with an unaffiliated

Index

third party for our administrative, research and development offices in Richmond, California; and (iv) other leases for various office space.

(8)	Utility obligations relate to our 11-year lease agreement with an unaffiliated third party for our administrative, research and development offices in Richmond, California.

(9)	Non-cancellable purchase orders relate to purchases of raw materials for inventory and manufacturing equipment from a variety of vendors.

(10)
Purchase commitments under agreements relate to arrangements entered into with several suppliers, including joint ventures, for polysilicon, ingots, wafers, solar cells and solar panels as well as agreements to purchase solar renewable energy certificates from solar installation owners in New Jersey. These agreements specify future quantities and pricing of products to be supplied by the vendors for periods up to 10 years and there are certain consequences, such as forfeiture of advanced deposits and liquidated damages relating to previous purchases, in the event that we terminate the arrangements. Where pricing is specified for future periods, in some contracts, we may reduce our purchase commitment under the contract if we obtain a bona fide third party offer at a price that is a certain percentage lower than the applicable purchase price in the existing contract. If market prices decrease, we intend to use such provisions to either move our purchasing to another supplier or to force the initial supplier to reduce its price to remain competitive with market pricing.

Liabilities Associated with Uncertain Tax Positions

As of July 3, 2011 and January 2, 2011, total liabilities associated with uncertain tax positions were $27.0 million and $24.9 million, respectively, and are included in “Other long-term liabilities” in our Condensed Consolidated Balance Sheets as they are not expected to be paid within the next twelve months. Due to the complexity and uncertainty associated with our tax positions, we cannot make a reasonably reliable estimate of the period in which cash settlement will be made for our liabilities associated with uncertain tax positions in other long-term liabilities, therefore, they have been excluded from the table above.

Off-Balance-Sheet Arrangements

As of July 3, 2011, we did not have any significant off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Index

Item 3.         Quantitative and Qualitative Disclosure About Market Risk

Foreign Currency Exchange Risk

Our exposure to movements in foreign currency exchange rates is primarily related to sales to European customers that are denominated in Euros. Revenue generated from European customers represented 30% and 37% of our total revenue in the three and six months ended July 3, 2011, respectively, and 56% and 58% of our total revenue as of the three and six months ended July 4, 2010, respectively. A 10% change in the Euro exchange rate would have impacted our revenue by approximately $17.8 million and $38.6 million in the three and six months ended July 3, 2011, respectively, and $21.5 million and $42.4 million in the three and six months ended July 4, 2010, respectively.

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

We currently conduct hedging activities which involve the use of option and forward contracts to address our exposure to changes in the foreign exchange rate between the U.S. dollar and other currencies. As of July 3, 2011, we had outstanding hedge option contracts and forward contracts with aggregate notional values of $391.2 million and $328.7 million, respectively. As of January 2, 2011, we held option and forward contracts totaling $358.9 million and $534.7 million, respectively, in notional value. Because we hedge some of our expected future foreign exchange exposure, if associated revenues do not materialize we could experience losses. For example, during the first quarter of fiscal 2011, in connection with the decline in forecasted revenue surrounding the change in Italian governmental incentives, we concluded that certain previously anticipated transactions were now probable not to occur and thus we reclassified the amount held in "Accumulated other comprehensive income (loss)" in our Condensed Consolidated Balance Sheets for these transactions, which totaled a loss of $3.9 million to "Other, net" in our Condensed Consolidated Statement of Operations for the six months ended July 3, 2011. If we conclude that we have a pattern of determining that hedged forecasted transactions probably will not occur, we may no longer be able to continue to use hedge accounting in the future to reduce our exposure to movements in foreign exchange rates. Such a conclusion and change in our foreign currency hedge program could adversely impact our revenue, margins and results of operations. We cannot predict the impact of future exchange rate fluctuations on our business and operating results.

Credit Risk

We have certain financial and derivative instruments that subject us to credit risk. These consist primarily of cash and cash equivalents, restricted cash and cash equivalents, investments, accounts receivable, note receivable, advances to suppliers, foreign currency option contracts, foreign currency forward contracts, bond hedge and warrant transactions and a share lending arrangement for our class A common stock. We are exposed to credit losses in the event of nonperformance by the counterparties to our financial and derivative instruments.

We enter into agreements with vendors that specify future quantities and pricing of polysilicon to be supplied for periods up to 10 years. Under certain agreements, we are required to make prepayments to the vendors over the terms of the arrangements. As of July 3, 2011 and January 2, 2011, advances to suppliers totaled $304.5 million and $287.1 million, respectively. Two suppliers accounted for 76% and 22% of total advances to suppliers as of July 3, 2011, and 83% and 13% of total advances to suppliers as of January 2, 2011. We may be unable to recover such prepayments if the credit conditions of these suppliers materially deteriorate.

We enter into foreign currency derivative contracts and convertible debenture hedge transactions with high-quality financial institutions and limit the amount of credit exposure to any single counterparty. The foreign currency derivative contracts are limited to a time period of less than one year. We regularly evaluate the credit standing of our counterparty financial institutions.

Our bond hedge and warrant transactions intended to reduce the potential cash payments upon conversion of the 4.50% debentures expire in 2015. Our bond hedge to purchase up to 8.7 million shares of our class A common stock (convertible

Index

debenture hedge transactions intended to reduce the potential dilution upon conversion of our 4.75% debentures) expire in 2014. According to the counterparties to the warrants, the consummation of the Total Tender Offer triggered their rights to make a downward adjustment to the strike price of the warrants. We are currently in discussions with the counterparties to determine the appropriate adjustments, if any, to the warrants. Please see “Conversion of our outstanding 1.25% and 4.75% debentures, our warrants related to our outstanding 4.50% and 4.75% debentures, and future substantial issuances or dispositions of our class A or class B common stock or other securities, could dilute ownership and earnings per share or cause the market price of our stock to decrease.” in “Part I. Item 1A: Risk Factors” in the fiscal 2010 Form 10-K.

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

Our interest expense would increase to the extent interest rates rise in connection with our variable interest rate borrowings. In addition, lower interest rates have an adverse impact on our interest income. Our investment portfolio, which consists of $358.3 million in money market funds as of July 3, 2011, include a variety of financial instruments that exposes us to interest rate risk. Due to the relatively short-term nature of our investment portfolio, we do not believe that an immediate 10% increase in interest rates would have a material effect on the fair market value of our money market funds. Since we believe we have the ability to liquidate substantially all of this portfolio, we do not expect our operating results or cash flows to be materially affected to any significant degree by a sudden change in market interest rates on our investment portfolio.

Equity Price Risk involving Minority Investments in Joint Ventures and Other Non-Public Companies

Our investments held in joint ventures and other non-public companies expose us to equity price risk. As of July 3, 2011 and January 2, 2011, investments of $173.7 million and $116.4 million, respectively, are accounted for using the equity method, and $6.4 million as of both dates are accounted for using the cost method. These strategic investments in third parties are subject to risk of changes in market value, which if determined to be other-than-temporary, could result in realized impairment losses. We generally do not attempt to reduce or eliminate our market exposure in equity and cost method investments. We monitor these investments for impairment and record reductions in the carrying values when necessary. Circumstances that indicate an other-than-temporary decline include the valuation ascribed to the issuing company in subsequent financing rounds, decreases in quoted market prices and declines in operations of the issuer. There can be no assurance that our equity and cost method investments will not face risks of loss in the future.

Index

Interest Rate Risk and Market Price Risk Involving Convertible Debt

The fair market value of our 4.75%, 4.50%, 1.25% and 0.75% convertible debentures is subject to interest rate risk, market price risk and other factors due to the convertible feature of the debentures. The fair market value of the debentures will generally increase as interest rates fall and decrease as interest rates rise. In addition, the fair market value of the debentures will generally increase as the market price of our class A common stock increases and decrease as the market price of our class A common stock falls. The interest and market value changes affect the fair market value of the debentures but do not impact our financial position, cash flows or results of operations due to the fixed nature of the debt obligations except to the extent increases in the value of our class A common stock may provide the holders of our 4.50% debentures, 1.25% debentures and/or 0.75% debentures the right to convert such debentures into cash in certain instances. The aggregate estimated fair value of the 4.75% debentures, 4.50% debentures, 1.25% debentures and 0.75% debentures was $719.2 million and $633.7 million as of July 3, 2011 and January 2, 2011, respectively, based on quoted market prices as reported by an independent pricing source. A 10% increase in quoted market prices would increase the estimated fair value of our then-outstanding debentures to $791.1 million and $697.1 million as of July 3, 2011 and January 2, 2011, respectively, and a 10% decrease in the quoted market prices would decrease the estimated fair value of our then-outstanding debentures to $647.3 million and $570.4 million as of July 3, 2011 and January 2, 2011, respectively.

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

Based on their evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of July 3, 2011 at a reasonable assurance level.

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

Index

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

The disclosure under "Legal Matters" in "Note 8. Commitments and Contingencies" in "Part I. Financial Information, Item 1. Financial Statements: Notes to Condensed Consolidated Financial Statements" of this Quarterly Report on Form 10-Q is incorporated herein by reference.

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

Risks Related to Our Operations

We may not fully realize the anticipated benefits of our relationship with Total.

We and Total S.A. (“Parent”), parent of Total Gas & Power USA SAS (“Total”) have entered into a Credit Support Agreement under which Parent has agreed to enter into one or more guarantee agreements with banks providing letter of credit facilities to us in support of certain of our businesses and other permitted purposes. Parent will guarantee the payment to the applicable issuing bank of our obligation to reimburse a draw on a letter of credit and pay interest thereon in accordance with the letter of credit facility between such bank and us. In consideration for the commitments of Parent, we are required to pay Parent a guarantee fee for each letter of credit that is the subject of a guaranty, starting at 1% and increasing to 2.35% in the fifth year following the completion of the tender offer.

We and Total have also entered into a Research & Collaboration Agreement that establishes a framework under which we may engage in long-term research and development collaboration with Total. The Research & Collaboration Agreement is expected to encompass a number of different projects, with a focus on advancing technologies in the area of photovoltaics.

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

We may have difficulties in fully leveraging the research and development efforts of Total while protecting our intellectual property rights and our long term strategic interests. Further, the collaboration envisioned by the parties from the Research & Collaboration Agreement could be subject to governmental controls that could limit the full set of benefits expected by us and Total.

In addition, we are a U.S. high growth, innovative technology and alternative energy company, and the differences in corporate culture between us and that of Total may prevent us from fully realizing the anticipated benefits from our relationship with Total. If we have a potential conflict with Total, the resolution may be less favorable to us than if we were dealing with an unaffiliated party. Such disagreements may relate to any determination with respect to mergers and other business combinations, our acquisition or disposition of assets, our financing activities, allocation of business opportunities, employee retention and recruiting.

Total's ownership of our common stock may adversely affect our relationship with our customers, suppliers, lenders and partners, and adversely affect our ability to attract and retain key employees.

Total's majority ownership of our common stock may cause current or potential customers, suppliers and partners to delay or reevaluate entering into agreements with us, which could negatively affect our business. Customers, suppliers, lenders and partners may also seek to change existing agreements with us as a result of Total's ownership in our common stock. Any delay or reevaluation of those decisions or changes in existing agreements could materially impact our business. The significant influence of Total over our Board of Directors may adversely affect our relationship with our customers, suppliers, lenders and partners. Similarly, current and prospective employees may experience uncertainty about their future roles with our company, or may be uncomfortable with the cultural fit between the two companies. This may adversely affect our ability to attract and retain key management, technical, sales, marketing, and operations personnel.

Index

A change in our anticipated foreign exchange transactions could affect the accounting of our foreign currency hedging program and adversely impact our revenues, margins, and results of operations.

We have an active hedging program designed to reduce our exposure to movements in foreign currency exchange rates. As a part of this program, we designate certain derivative transactions as effective cash flow hedges of anticipated foreign currency revenues and record the effective portion of changes in the fair value of such transactions in "Accumulated other comprehensive income (loss)" in our Condensed Consolidated Balance Sheets until the anticipated revenues have occurred, at which point the associated income or loss would be recognized in revenue. In the first quarter of fiscal 2011, in connection with the decline in forecasted revenue surrounding the change in Italian governmental incentives, we reclassified an amount held in "Accumulated other comprehensive income (loss)" to "Other, net" in our Condensed Consolidated Statement of Operations for certain previously anticipated transactions which did not occur or were now probable not to occur, which totaled a loss of $3.9 million. If we conclude that we have a pattern of determining that hedged forecasted transactions probably will not occur, we may no longer be able to continue to use hedge accounting in the future to reduce our exposure to movements in foreign exchange rates. Such a conclusion and change in our foreign currency hedge program could adversely impact our revenue, margins and results of operations.

Risks Related to Our Debt and Equity Securities

The completion of the Total tender offer means that Total holds a majority of the shares of our common stock, and our common stock could be more thinly traded, which may adversely affect the liquidity and value of our common stock.

Following the consummation of the tender offer on June 21, 2011, Total holds approximately 60% of our class A common stock and 60% of our class B common stock. Pursuant to the Affiliation Agreement, the Board of Directors of SunPower expanded to eleven members, and six designees from Total joined our board on July 1, 2011, giving Total majority control of our Board. As a result, subject to the restrictions in the Affiliation Agreement, Total possesses significant influence and control over our affairs. Our stockholders have reduced ownership and voting interest in our company following the tender offer and, as a result, have less influence over the management and policies of our company than they exercised previously. As long as Total controls us, the ability of our other stockholders to influence matters requiring stockholder approval is limited. Total's stock ownership and relationships with members of our Board of Directors could have the effect of preventing minority stockholders from exercising significant control over our affairs, delaying or preventing a future change in control, impeding a merger, consolidation, takeover or other business combination or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of us, limiting our financing options. These factors in turn could adversely affect the market price of our common stock or prevent our stockholders from realizing a premium over the market price of our common stock. The Affiliation Agreement limits Total and any member of the Total Group from effecting, seeking, or entering into discussions with any third party regarding any transaction that would result in the Total Group beneficially owning our shares in excess of certain thresholds during a standstill period. The Affiliation Agreement also imposes certain limitations on the Total Group's ability to seek to effect a tender offer or merger to acquire 100% of our outstanding voting power. Such provisions may not be successful in preventing the Total Group from engaging in transactions which further increase their ownership and negatively impact the price of our common stock. In addition, the market for our common stock may become less liquid and more thinly traded as a result of the transaction. The lower number of shares available to be traded could result in greater volatility in the price of our common stock and affect our ability to raise capital on favorable terms in the capital markets.
Our class A common stock and class B common stock may remain as separate classes for an indefinite period of time, and difference in trading history, voting rights and other factors may continue to result in different market values for shares of our class A and our class B common stock. The elimination of our dual-class structure could result in substantial tax liability for which we are obligated to indemnify Cypress Semiconductor Corporation (“Cypress”).

In the Tender Offer Agreement with Total, we agreed that, subject to our receipt of a tax opinion of counsel reasonably satisfactory to Total, and if applicable, reasonably satisfactory to Cypress (“Tax Opinion”), regarding the effect of reclassifying our class A common stock and class B common stock as one class of common stock on a one-for-one basis (the "Reclassification"), we will hold a meeting of stockholders to approve such Reclassification (through an amendment of our restated certificate of incorporation) promptly following the closing of the tender offer, but in no event later than the six month anniversary of the closing of the tender offer. Total has agreed to vote all common stock acquired in the tender offer in favor of the Reclassification. Prior to the Reclassification, if any, class B common stock is entitled to eight votes per share and the class A common stock is entitled to one vote per share. Among other changes to our restated certificate of incorporation which eliminates the dual-class structure, following the reclassification, each share of common stock will have only one vote per share. The Reclassification could be delayed for an indefinite amount of time if we do not receive the Tax Opinion, or if Total

Index

fails to vote its shares in favor of the Reclassification as required by the Tender Offer Agreement.

Our class A and class B common stock historically have had different trading histories, and our class B common stock has consistently maintained lower trading prices compared to the class A common stock following our spin-off from Cypress on September 28, 2008. This may be caused by the lack of a long trading history and lower trading volume of the class B common stock, compared to the class A common stock, as well as other factors. If the Reclassification does not occur, our restated certificate of incorporation will continue to impose certain limitations on the rights of holders of class B common stock to vote the full number of their shares. If the Reclassification does not occur, our class B common stock may experience lower trading prices compared to the class A common stock.

We entered into an Amended Tax Sharing Agreement with Cypress in August 2008 in connection with its distribution of all of the shares of Class B common stock it held at the time to its stockholders in the form of a pro rata dividend intended to be tax-free (the “spin-off”). Under this agreement, we agreed to indemnify Cypress for taxes and related losses if the spin-off were deemed to be taxable due to, among other things, any recapitalization involving our Class B common stock, including the Reclassification. In the event the Reclassification does result in the spin-off being treated as taxable, we could face substantial liabilities as a result of our obligations under the Amended Tax Sharing Agreement.

Index

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The following table sets forth all purchases made by or on behalf of us or any “affiliated purchaser,” as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, of shares of our class A common stock during each of the indicated periods.

Period	Total Number of Shares Purchased (in thousands) (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Publicly Announced Plans or Programs
April 4, 2011 through May 1, 2011	2	$16.58	—	—
May 2, 2011 through June 29, 2011	42	$21.23	—	—
June 30, 2011 through July 3, 2011	26	$19.07	—	—
	70	$20.29	—	—

(1)	The total number of shares purchased includes only shares surrendered to satisfy tax withholding obligations in connection with the vesting of restricted stock issued to employees.

Index

Item 6.         Exhibits

Exhibit Number	Description

2.1
Tender Offer Agreement, dated April 28, 2011, between SunPower Corporation and Total Gas & Power USA, SAS (incorporated by reference to Exhibit 2.1 of Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 2, 2011).

2.2
Amendment to Tender Offer Agreement, dated June 7, 2011, between SunPower Corporation and Total Gas & Power USA, SAS (incorporated by reference to Exhibit 2.1 of Registrant's Current Report on Form 8-K filed with the Securities and Exchanged Commission on June 7, 2011).

3.1
By-laws of SunPower Corporation, as amended and restated on June 14, 2011 (incorporated by reference to Exhibit 3.1 of Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on June 15, 2011).

4.1
Registration Rights Agreement, dated April 28, 2011, between SunPower Corporation and Total Gas & Power USA, SAS (incorporated by reference to Exhibit 10.6 of Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 2, 2011).

4.2
Amendment to Rights Agreement, dated April 28, 2011, by and between SunPower Corporation and Computershare Trust Company, N.A. (incorporated by reference to Exhibit 4.1 of Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 2, 2011).

4.3
Amendment No. 2 to Rights Agreement, dated June 14, 2011, by and between SunPower Corporation and Computershare Trust Company, N.A. (incorporated by reference to Exhibit 4.1 of Registrant's Current Report on Form 8-K filed with the Securities and Exchanged Commission on June 15, 2011).

10.1*
First Amendment and Consent to Credit Agreement, dated April 19, 2011, by and among SunPower Corporation, the Guarantors party thereto, Union Bank, N.A. as Administrative Agent, and other Lenders party thereto.

10.2*
Second Amendment to Credit Agreement, dated April 29, 2011, by and among SunPower Corporation, the Guarantors party thereto, Union Bank, N.A. as Administrative Agent, and the other Lenders party thereto.

10.3*	Third Amendment to Credit Agreement, dated May 11, 2011, by and among SunPower Corporation, the Guarantors party thereto, union Bank, N.A. as Administrative Agent, and the other Lenders party thereto.
10.4*	Second Share Kun Pledge Agreement, dated April 27, 2010, by and among SunPower Corporation, the Financial Institutions named therein as Pledgees, and union Bank, N.A., as Administrative Agent.
10.5
Tender Offer Agreement Guaranty, dated April 27, 2010, between SunPower Corporation and Total S.A. (incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 2, 2011).

10.6
Credit Support Agreement, dated April 28, 2011, between SunPower Corporation and Total S.A.(incorporated by reference to Exhibit 10.2 of Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 2, 2011).

10.7
Amendment to Credit Support Agreement, dated June 7, 2011, between SunPower Corporation and Total S.A. (incorporated by reference to Exhibit 10.1 of Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on June 7, 2011).

10.8
Affiliation Agreement, dated April 28, 2011. between SunPower Corporation and Total Gas & Power USA, SAS (incorporated by reference to Exhibit 10.3 of Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on May 2, 2011).

10.9
Amendment to Affiliation Agreement, dated June 7, 2011, between SunPower Corporation and Total Gas & Power USA, SAS (incorporated by reference to Exhibit 10.2 of Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on June 7, 2011).

10.10
Affiliation Agreement Guaranty, dated April 28, 2011, between SunPower Corporation and Total S.A. (incorporated by reference to Exhibit 10.4 of Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on May 2, 2011).

10.11
Research & Collaboration Agreement, dated April 28, 2011, between SunPower Corporation and Total Gas & Power USA, SAS (incorporated by reference to Exhibit 10.5 of Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on May 2, 2011).

10.12
Amendment to Research & Collaboration Agreement, dated June 7, 2011, between SunPower Corporation and Total Gas & Power USA, SAS (incorporated by reference to Exhibit 10.3 of Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on June 7, 2011).

Index

10.13*+	Form of Retention Agreement, dated May 20, 2011, by and between SunPower Corporation and certain executive officers.
10.14*†	Amendment No. 1 to Euro 75,000,000 Revolving Credit Agreement, dated May 25, 2011, among SunPower Corporation, SunPower Corporation Malta Holdings Limited, and Société Générale, Milan Branch.
10.15*	New Bank Joinder Agreement, dated May 27, 2011, by and among SunPower Corporation, Deutsche Bank AG New York Branch, as Administrative Agent, and Credit Agricole Corporate and Investment Bank.
10.16*
First Supplement to Loan Agreement, dated June 1, 2011, by and between California Enterprise Development Authority and SunPower Corporation, relating to $30,000,000 California Enterprise Development Authority Tax Exempt Recovery Zone Facility Revenue Bonds (SunPower Corporation - Headquarters Project) Series 2010.

10.17*+	Outside Director Compensation Policy, as amended on June 15, 2011.
31.1*	Certification by Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a).
31.2*	Certification by Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a).
32.1*	Certification Furnished Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*^	XBRL Instance Document.
101.SCH*^	XBRL Taxonomy Schema Document.
101.CAL*^	XBRL Taxonomy Calculation Linkbase Document.
101.LAB*^	XBRL Taxonomy Label Linkbase Document.
101.PRE*^	XBRL Taxonomy Presentation Linkbase Document.
101.DEF*^	XBRL Taxonomy Definition Linkbase Document.

Exhibits marked with (+) are director and officer compensatory arrangements.

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

SUNPOWER CORPORATION

Dated: August 9, 2011	By:	/s/ DENNIS V. ARRIOLA

Dennis V. Arriola
Executive Vice President and
Chief Financial Officer

Index

Index to Exhibits

Exhibit Number	Description

10.1*
First Amendment and Consent to Credit Agreement, dated April 19, 2011, by and among SunPower Corporation, the Guarantors party thereto, Union Bank, N.A. as Administrative Agent, and the other Lenders party thereto.

10.2*
Second Amendment to Credit Agreement, dated April 29, 2011, by and among SunPower Corporation, the Guarantors party thereto, Union Bank, N.A. as Administrative Agent, and the other Lenders party thereto.

10.3*	Third Amendment to Credit Agreement, dated May 11, 2011, by and among SunPower Corporation, the Guarantors party thereto, Union Bank, N.A. as Administrative Agent, and the other Lenders party thereto.
10.4*	Second Share Kun Pledge Agreement, dated April 27, 2010, by and among SunPower Corporation, the Financial Institutions named therein as Pledgees, and Union Bank, N.A., as Administrative Agent.
10.13*+	Form of Retention Agreement, dated May 20, 2011, by and between SunPower Corporation and certain executive officers.
10.14*†	Amendment No. 1 to Euro 75,000,000 Revolving Credit Agreement, dated May 25, 2011, among SunPower Corporation, SunPower Corporation Malta Holdings Limited, and Société Générale, Milan Branch.
10.15*	New Bank Joinder Agreement, dated May 27, 2011, by and among SunPower Corporation, Deutsche Bank AG New York Branch, as Administrative Agent, and Credit Agricole Corporate and Investment Bank.
10.16*
First Supplement to Loan Agreement, dated June 1, 2011, by and between California Enterprise Development Authority and SunPower Corporation, relating to $30,000,000 California Enterprise Development Authority Tax Exempt Recovery Zone Facility Revenue Bonds (SunPower Corporation - Headquarters Project) Series 2010.

10.17*+	Outside Director Compensation Policy, as amended on June 15, 2011.
31.1*	Certification by Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a).
31.2*	Certification by Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a).
32.1*	Certification Furnished Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*^	XBRL Instance Document.
101.SCH*^	XBRL Taxonomy Schema Document.
101.CAL*^	XBRL Taxonomy Calculation Linkbase Document.
101.LAB*^	XBRL Taxonomy Label Linkbase Document.
101.PRE*^	XBRL Taxonomy Presentation Linkbase Document.
101.DEF*^	XBRL Taxonomy Definition Linkbase Document.

Exhibits marked with (+) are director and officer compensatory arrangements.

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