Form 10-Q
period 2011-10-02
SUNPOWER CORP
filed 2011-11-10
CIK 867773

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 2, 2011
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

The total number of outstanding shares of the registrant's class A common stock as of November 4, 2011 was 58,143,226.
The total number of outstanding shares of the registrant's class B common stock as of November 4, 2011 was 42,033,287.

SunPower Corporation

Index

PART I. FINANCIAL INFORMATION

Item 1.         Financial Statements
SunPower Corporation
Condensed Consolidated Balance Sheets
(In thousands, except share data)
(unaudited)

	October 2, 2011	January 2, 2011
Assets
Current assets:
Cash and cash equivalents	$374,562	$605,420
Restricted cash and cash equivalents, current portion	2,871	117,462
Short-term investments	—	38,720
Accounts receivable, net	438,091	381,200
Costs and estimated earnings in excess of billings	98,828	89,190
Inventories	425,233	313,398
Advances to suppliers, current portion	37,119	31,657
Project assets - plants and land, current portion	34,426	23,868
Prepaid expenses and other current assets (1)	354,086	192,934
Total current assets	1,765,216	1,793,849

Restricted cash and cash equivalents, net of current portion	223,639	138,837
Restricted long-term marketable securities	8,962	—
Property, plant and equipment, net	585,022	578,620
Project assets - plants and land, net of current portion	33,447	22,238
Goodwill	35,990	345,270
Other intangible assets, net	5,907	66,788
Advances to suppliers, net of current portion	259,399	255,435
Other long-term assets (1)	235,597	178,294
Total assets	$3,153,179	$3,379,331

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable (1)	$428,489	$382,884
Accrued liabilities	212,645	137,704
Billings in excess of costs and estimated earnings	63,813	48,715
Short-term debt	—	198,010
Convertible debt, current portion	192,913	—
Customer advances, current portion (1)	26,152	21,044
Total current liabilities	924,012	788,357

Long-term debt	355,001	50,000
Convertible debt, net of current portion	419,725	591,923
Customer advances, net of current portion (1)	153,597	160,485
Other long-term liabilities	127,390	131,132
Total liabilities	1,979,725	1,721,897
Commitments and contingencies (Note 8)
Stockholders' equity:
Preferred stock, 10,042,490 shares authorized, $0.001 par value; none issued and outstanding	—	—
Common stock, 217,500,000 shares of class A common stock authorized, $0.001 par value; 59,347,697 and 56,664,413 shares of class A common stock issued; 58,133,812 and 56,073,083 shares of class A common stock outstanding, as of October 2, 2011 and January 2, 2011, respectively; 150,000,000 shares of class B common stock authorized, $0.001 par value; 42,033,287 shares of class B common stock issued and outstanding as of both October 2, 2011 and January 2, 2011	100	98
Additional paid-in capital	1,648,733	1,606,697
Retained earnings (accumulated deficit)	(457,106)	63,672
Accumulated other comprehensive income	8,950	3,640
Treasury stock, at cost; 1,213,885 and 591,330 shares of class A common stock as of October 2, 2011 and January 2, 2011, respectively	(27,223)	(16,673)
Total stockholders' equity	1,173,454	1,657,434
Total liabilities and stockholders' equity	$3,153,179	$3,379,331

(1)
The Company has related party balances in connection with transactions made with its joint ventures which are recorded within the "Prepaid expenses and other current assets," "Other long-term assets," "Accounts payable," "Customer advance, current portion" and "Customer advances, net of current portion" financial statement line items in the Condensed Consolidated Balance Sheets (see Note 5, Note 8 and Note 9).

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

SunPower Corporation
Condensed Consolidated Statements of Operations
(In thousands, except per share data)
(unaudited)

	Three Months Ended		Nine Months Ended
	October 2, 2011	October 3, 2010	October 2, 2011	October 3, 2010
Revenue:
Utility and power plants	$324,542	$257,803	$872,890	$521,896
Residential and commercial	380,885	292,842	876,210	760,261
Total revenue	705,427	550,645	1,749,100	1,282,157
Cost of revenue:
Utility and power plants	285,537	212,526	797,580	421,178
Residential and commercial	343,766	225,534	767,580	588,800
Total cost of revenue	629,303	438,060	1,565,160	1,009,978
Gross margin	76,124	112,585	183,940	272,179
Operating expenses:
Research and development	12,664	13,382	41,565	34,995
Sales, general and administrative	76,329	91,015	243,364	233,671
Goodwill impairment	309,457	—	309,457	—
Other intangible asset impairment	40,301	—	40,301	—
Restructuring charges	637	—	13,945	—
Total operating expenses	439,388	104,397	648,632	268,666
Operating income (loss)	(363,264)	8,188	(464,692)	3,513
Other income (expense), net:
Interest income	206	742	1,437	1,294
Interest expense	(17,096)	(14,768)	(48,414)	(45,018)
Gain on deconsolidation of consolidated subsidiary	—	36,849	—	36,849
Gain on sale of equity interest in unconsolidated investee	10,989	—	10,989	—
Gain on change in equity interest in unconsolidated investee	—	—	322	28,348
Gain (loss) on mark-to-market derivatives	472	(2,967)	331	28,885
Other, net	8,015	(11,947)	(10,719)	(28,344)
Other income (expense), net	2,586	7,909	(46,054)	22,014
Income (loss) before income taxes and equity in earnings of unconsolidated investees	(360,678)	16,097	(510,746)	25,527
Provision for income taxes	(11,077)	(3,376)	(17,963)	(19,493)
Equity in earnings of unconsolidated investees	971	5,825	7,932	10,973
Income (loss) from continuing operations	(370,784)	18,546	(520,777)	17,007
Income from discontinued operations, net of taxes	—	1,570	—	9,466
Net income (loss)	$(370,784)	$20,116	$(520,777)	$26,473

Net income (loss) per share of class A and class B common stock:
Net income (loss) per share - basic:
Continuing operations	$(3.77)	$0.19	$(5.34)	$0.18
Discontinued operations	—	0.02	—	0.10
Net income (loss) per share - basic	$(3.77)	$0.21	$(5.34)	$0.28
Net income (loss) per share - diluted:
Continuing operations	$(3.77)	$0.19	$(5.34)	$0.18
Discontinued operations	$—	$0.02	$—	$0.09
Net income (loss) per share - diluted	$(3.77)	$0.21	$(5.34)	$0.27
Weighted-average shares:
Basic	98,259	95,840	97,456	95,519
Diluted	98,259	105,648	97,456	96,741

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

SunPower Corporation
Condensed Consolidated Statements of Cash Flows
(In thousands)
(unaudited)

	Nine Months Ended
	October 2, 2011	October 3, 2010
Cash flows from operating activities:
Net income (loss)	$(520,777)	$26,473
Less: Income from discontinued operations, net of taxes	—	9,466
Income (loss) from continuing operations	(520,777)	17,007
Adjustments to reconcile income (loss) from continuing operations to net cash used in operating activities of continuing operations
Stock-based compensation	37,829	38,064
Goodwill impairment	309,457	—
Other intangible asset impairment	40,301	—
Depreciation	83,979	75,680
Amortization of other intangible assets	20,614	28,039
Loss (gain) on sale of investments	191	(1,572)
Gain on mark-to-market derivatives	(331)	(28,885)
Non-cash interest expense	21,112	22,175
Amortization of debt issuance costs	4,196	4,030
Amortization of promissory notes	3,486	8,941
Gain on deconsolidation of consolidated subsidiary	—	(36,849)
Gain on change in equity interest in unconsolidated investee	(322)	(28,348)
Gain on sale of equity interest in unconsolidated investee	(10,989)	—
Third-party inventories write-down	16,399	—
Project assets write-down	16,053	—
Equity in earnings of unconsolidated investees	(7,932)	(10,973)
Deferred income taxes and other tax liabilities	(860)	18,708
Changes in operating assets and liabilities, net of effect of acquisition:
Accounts receivable	(48,587)	(3,879)
Costs and estimated earnings in excess of billings	(3,304)	(80,719)
Inventories	(120,753)	(84,210)
Project assets	(43,242)	(146,268)
Prepaid expenses and other assets	(123,044)	(76,774)
Advances to suppliers	(9,535)	1,672
Accounts payable and other accrued liabilities	64,432	219,133
Billings in excess of costs and estimated earnings	14,345	1,269
Customer advances	(1,698)	(7,961)
Net cash used in operating activities of continuing operations	(258,980)	(71,720)
Net cash used in operating activities of discontinued operations	—	(3,969)
Net cash used in operating activities	(258,980)	(75,689)
Cash flows from investing activities:
Decrease in restricted cash and cash equivalents	29,789	64,674
Purchase of property, plant and equipment	(85,528)	(104,623)
Proceeds from sale of equipment to third-party	501	5,284
Purchase of marketable securities	(8,962)	—
Proceeds from sales or maturities of available-for-sale securities	43,759	1,572
Cash paid for acquisition, net of cash acquired	—	(272,699)
Cash decrease due to deconsolidation of consolidated subsidiary	—	(12,879)
Cash received for sales of investments in joint ventures and other non-public companies	24,043	—
Cash paid for investments in joint ventures and other non-public companies	(80,000)	(3,798)
Net cash used in investing activities of continuing operations	(76,398)	(322,469)
Net cash provided by investing activities of discontinued operations	—	33,950
Net cash used in investing activities	(76,398)	(288,519)
Cash flows from financing activities:
Proceeds from issuance of bank loans, net of issuance costs	489,221	—
Proceeds from issuance of project loans, net of issuance costs	—	56,323
Assumption of project loans by customers	—	(57,732)
Proceeds from issuance of convertible debt, net of issuance costs	—	244,241
Repayment of bank loans	(377,124)	(63,646)
Cash paid for repurchase of convertible debt	—	(143,804)
Cash paid for bond hedge	—	(75,200)
Proceeds from warrant transactions	2,261	61,450
Proceeds from exercise of stock options	4,013	670
Purchases of stock for tax withholding obligations on vested restricted stock	(10,550)	(2,539)
Net cash provided by financing activities of continuing operations	107,821	19,763
Net cash provided by financing activities of discontinued operations	—	17,059
Net cash provided by financing activities	107,821	36,822
Effect of exchange rate changes on cash and cash equivalents	(3,301)	(7,281)
Net decrease in cash and cash equivalents	(230,858)	(334,667)
Cash and cash equivalents at beginning of period	605,420	615,879
Cash and cash equivalents of continuing operations, end of period	$374,562	$281,212

Non-cash transactions:
Property, plant and equipment acquisitions funded by liabilities	$11,781	$4,382
Non-cash interest expense capitalized and added to the cost of qualified assets	2,096	2,951

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

The Company's President and Chief Executive Officer, as the chief operating decision maker (“CODM”), has organized the Company and manages resource allocations and measures performance of the Company's activities between these two business segments: the Utility and Power Plants ("UPP") Segment and the Residential and Commercial ("R&C") Segment. The Company's UPP Segment refers to its large-scale solar products and systems business, which includes power plant project development and project sales, turn-key engineering, procurement and construction (“EPC”) services for power plant construction, and power plant operations and maintenance (“O&M”) services. The UPP Segment also sells components, including large volume sales of solar panels and mounting systems, to third parties, often on a multi-year, firm commitment basis. The Company's R&C Segment focuses on solar equipment sales into the residential and small commercial market through its third-party global dealer network, as well as direct sales and EPC and O&M services in the United States and Europe for rooftop and ground-mounted solar power systems for the new homes, commercial and public sectors.

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

Fiscal Years

The Company reports on a fiscal-year basis and ends its quarters on the Sunday closest to the end of the applicable calendar quarter, except in a 53-week fiscal year, in which case the additional week falls into the fourth quarter of that fiscal year. Both fiscal year 2011 and 2010 consist of 52 weeks. The third quarter of fiscal 2011 ended on October 2, 2011 and the third quarter of fiscal 2010 ended on October 3, 2010.

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

In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, which the Company believes are necessary for a fair statement of the

Index

Company's financial position as of October 2, 2011, its results of operations for the three and nine months ended October 2, 2011 and October 3, 2010 and cash flows for the nine months ended October 2, 2011 and October 3, 2010. These condensed consolidated financial statements are not necessarily indicative of the results to be expected for the entire year.

Summary of Significant Accounting Policies

These condensed consolidated financial statements and accompanying notes should be read in conjunction with the Company's annual consolidated financial statements and notes thereto contained in the fiscal 2010 Form 10-K. There have been no significant changes in the Company's significant accounting policies for the three months ended October 2, 2011, as compared to the significant accounting policies described in the fiscal 2010 Form 10-K.

Recent Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (“FASB”) amended its fair value principles and disclosure requirements. The amended fair value guidance states that the concepts of highest and best use and valuation premise are only relevant when measuring the fair value of nonfinancial assets and prohibits the grouping of financial instruments for purposes of determining their fair values when the unit of account is specified in other guidance. The amendment will be effective for the Company on January 2, 2012. The Company does not anticipate that this amendment will have a material impact on its financial statements.

In June 2011, the FASB amended its disclosure guidance related to the presentation of comprehensive income. This amendment eliminates the option to report other comprehensive income and its components in the statement of changes in equity and requires presentation and reclassification adjustments on the face of the income statement. The amendment will be effective for the Company on January 2, 2012 and will not have any impact on our financial position, but will impact our financial statement presentation.

In September 2011, the FASB amended its goodwill guidance by providing entities an option to use a qualitative approach to test goodwill for impairment. An entity will be able to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If it is concluded that this is the case, it is necessary to perform the currently prescribed two step goodwill impairment test. Otherwise, the two-step goodwill impairment test is not required. The amendment will be effective for the Company on January 2, 2012. The Company does not anticipate that this amendment will have a material impact on its financial statements.

Note 2. TRANSACTIONS WITH TOTAL AND TOTAL S.A.

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

Credit Support Agreement

In connection with the Tender Offer, the Company and Total S.A. entered into a Credit Support Agreement (the “Credit Support Agreement”) under which Total S.A. has agreed to enter into one or more guarantee agreements (each a “Guaranty”) with banks providing letter of credit facilities to the Company in support of certain Company businesses and other permitted purposes. Total S.A. will guarantee the payment to the applicable issuing bank of the Company's obligation to reimburse a draw on a letter of credit and pay interest thereon in accordance with the letter of credit facility between such bank and the Company. The Credit Support Agreement became effective on June 28, 2011, the date on which the European Commission granted anti-

Index

trust clearance (the “CSA Effective Date”). Under the Credit Support Agreement, at any time from the CSA Effective Date until the fifth anniversary of the CSA Effective Date, the Company may request that Total S.A. provide a Guaranty in support of the Company's payment obligations with respect to a letter of credit facility. Total S.A. is required to issue and enter into the Guaranty requested by the Company, subject to certain terms and conditions that may be waived by Total S.A., and subject to certain other conditions.

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

The Credit Support Agreement will terminate following the fifth anniversary of the CSA Effective Date, after the later of the payment in full of all obligations thereunder and the termination or expiration of each Guaranty provided thereunder.

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

The Affiliation Agreement imposes certain limitations on the Total Group's ability to seek to effect a tender offer or merger to acquire 100% of the outstanding voting power of the Company and imposes certain limitations on the Total Group's ability to transfer 40% or more of outstanding shares or voting power of the Company to a single person or group that is not a direct or indirect subsidiary of Total S.A. During the Standstill Period, no member of the Total Group may, among other things, solicit proxies or become a participant in an election contest relating to the election of directors to the Company's Board of Directors.

The Affiliation Agreement provides Total with the right to maintain its percentage ownership in connection with any new securities issued by the Company, and Total may also purchase shares on the open market or in private transactions with disinterested stockholders, subject in each case to certain restrictions.

In accordance with the terms of the Affiliation Agreement, on July 1, 2011, the Company's Board of Directors expanded the size of the Board of Directors to eleven members and elected six nominees from Total as directors, following which the Board of Directors was composed of the Chief Executive Officer of the Company (who also serves as the chairman of the Company's Board of Directors), four existing non-Total designated members of the Company's Board of Directors, and six directors designated by Total. Directors designated by Total also serve on certain committees of the Company's Board of Directors. On the first anniversary of the consummation of the Tender Offer, the size of the Company's Board of Directors will be reduced to nine members and one non-Total designated director and one director designated by Total will resign from the Company's Board of Directors. If the Total Group's ownership percentage of Company common stock declines, the number of members of the Company's Board of Directors that Total is entitled to nominate to the Company's Board of Directors will be reduced as set forth in the Affiliation Agreement.

The Affiliation Agreement also imposes certain restrictions with respect to the Company's and the Company's Board of Directors' ability to take certain actions, including specifying certain actions that require approval by the directors other than the directors appointed by Total and other actions that require stockholder approval by Total.

Affiliation Agreement Guaranty

Index

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

The R&D Agreement contemplates a joint committee (the “R&D Strategic Committee”) that identifies, plans and manages the R&D Collaboration. Due to the impracticability of anticipating and establishing all of the legal and business terms that will be applicable to the R&D Collaboration or to each R&D Project, the R&D Agreement sets forth broad principles applicable to the parties' potential R&D Collaboration, and the R&D Collaboration Committee establishes the particular terms governing each particular R&D Project consistent with the terms set forth in the R&D Agreement.

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

Index

at least 30% of the voting securities of the Company as well as require, prior to the termination of the Affiliation Agreement, Total's written consent during the Terra Stockholder Approval Period (as defined in the Affiliation Agreement) to amend the By-laws; and (iv) make certain other conforming changes to the By-laws.

The Tender Offer Agreement, Tender Offer Agreement Guaranty, Credit Support Agreement, Affiliation Agreement, Affiliation Agreement Guaranty, Research and Collaboration Agreement, Registration Rights Agreement, Rights Agreement Amendment, Second Rights Agreement Amendment and By-laws, and amendments thereto, are attached to, and more fully described in, the Company's Form 8-Ks as filed with the SEC on May 2, 2011, June 7, 2011, and June 15, 2011.

Note 3. SALE OF DISCONTINUED OPERATIONS

In connection with a strategic acquisition on March 26, 2010, the Company acquired a European project company, Cassiopea PV S.r.l (“Cassiopea”), which operated a previously completed 20 megawatt alternating current ("MWac") solar power plant in Montalto di Castro, Italy. In the period in which an asset of the Company is classified as held-for-sale, it is required to present for all periods the related assets, liabilities and results of operations associated with that asset as discontinued operations. On August 5, 2010, the Company sold the assets and liabilities of Cassiopea. Therefore, Cassiopea's results of operations were classified as “Income from discontinued operations, net of taxes” in the Condensed Consolidated Statement of Operations in the three and nine months ended October 3, 2010.

In both the three and nine months ended October 3, 2010, results of operations related to Cassiopea were as follows:

	Three Months Ended	Nine Months Ended
(In thousands)	October 3, 2010	October 3, 2010
Utility and power plants revenue	$3,176	$11,081
Gross margin	3,176	11,081
Income (loss) from discontinued operations before sale of business unit	(5,648)	5,862
Gain on sale of business unit	7,937	7,937
Income before income taxes	2,289	13,799
Income from discontinued operations, net of taxes	1,570	9,466

Note 4. GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

The following table presents the changes in the carrying amount of goodwill under the Company's reportable business segments:

(In thousands)	UPP	R&C	Total
As of January 2, 2011	$226,350	$118,920	$345,270
Goodwill impairment	(226,350)	(83,107)	(309,457)
Translation adjustment	—	177	177
As of October 2, 2011	$—	$35,990	$35,990

Goodwill is tested for impairment at least annually, or more frequently if certain indicators are present. A two-step process is used to test for goodwill impairment. The first step is to determine if there is an indication of impairment by comparing the estimated fair value of each reporting unit to its carrying value, including existing goodwill. Goodwill is considered impaired if the carrying value of a reporting unit exceeds the estimated fair value. Upon an indication of impairment, a second step is performed to determine the amount of the impairment by comparing the implied fair value of the reporting unit's goodwill with its carrying value.

The Company conducts its annual impairment test of goodwill as of the Sunday closest to the end of the third fiscal

Index

quarter of each year. Impairment of goodwill is tested at the Company's reporting unit level. Management determined the UPP Segment and R&C Segment each have two reporting units, UPP-International and UPP-Americas for UPP Segment, and Residential and Light Commercial and North American Commercial for R&C Segment. In estimating the fair value of the reporting units, the Company makes estimates and judgments about its future cash flows using an income approach defined as Level 3 inputs under fair value measurement standards. The income approach, specifically a discounted cash flow analysis, included assumptions for, among others, forecasted revenue, gross margin, operating income, working capital cash flow, perpetual growth rates and long-term discount rates, all of which require significant judgment by management. The sum of the fair values of the Company's reporting units are also compared to its external market capitalization to determine the appropriateness of its assumptions and adjusted, if appropriate. These assumptions took into account the current industry environment and its impact on the Company's business. Based on the impairment test as of October 2, 2011, the Company determined that the carrying value of the UPP-International, UPP-Americas, and Residential and Light Commercial reporting units exceeded their fair value. As a result, the Company performed the second step of the impairment analysis for the three reporting units discussed above. The Company's calculation of the implied fair value of goodwill included significant assumptions for, among others, the fair values of recognized assets and liabilities and of unrecognized intangible assets, all of which require significant judgment by management. The Company calculated that the implied fair value of goodwill for the three reporting units was zero and therefore recorded a goodwill impairment loss of $309.5 million, representing all of the goodwill associated with these reporting units. As of October 2, 2011, the fair value of the remaining reporting unit, North American Commercial, significantly exceeded the carrying value under the first step of the goodwill impairment test; therefore, goodwill was not impaired.

Intangible Assets

The following tables present details of the Company's acquired other intangible assets:

(In thousands)	Gross	Accumulated Amortization	Net
As of October 2, 2011
Patents, trade names and purchased technology	$49,892	$(49,892)	$—
Purchased in-process research and development	1,000	(153)	847
Customer relationships and other	28,251	(23,191)	5,060
	$79,143	$(73,236)	$5,907

As of January 2, 2011
Project assets	$79,160	$(22,627)	$56,533
Patents, trade names and purchased technology	55,144	(54,563)	581
Purchased in-process research and development	1,000	(28)	972
Customer relationships and other	40,525	(31,823)	8,702
	$175,829	$(109,041)	$66,788

All of the Company's acquired other intangible assets are subject to amortization. Aggregate amortization expense for other intangible assets totaled $6.7 million and $20.6 million in the three and nine months ended October 2, 2011, respectively, and $11.6 million and $28.0 million in the three and nine months ended October 3, 2010, respectively.

The Company reviews intangible assets for impairment whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. During the three months ended October 2, 2011, the Company determined the carrying value of certain intangible assets related to strategic acquisitions of EPC and O&M project pipelines in Europe were no longer recoverable and recognized an impairment loss of $40.3 million during the three and nine months ended October 2, 2011. The Company determined that the carrying value of the intangible assets was not recoverable as the carrying value of the asset group which contained the intangible assets exceeded the undiscounted cash flows of the asset group for a period of time commensurate with the remaining useful life of the primary asset of the group plus a salvage value of the asset group at the end of this period. The impairment loss was calculated by comparing the fair value of the intangible assets to their carrying value. In calculating the fair value of the intangible assets, the Company utilized discounted cash flow assumptions related to the acquired EPC and O&M project pipelines in Europe. The significant decline in fair value of the intangible assets was primarily attributable to the change in government incentives in Europe.

As of October 2, 2011, the estimated future amortization expense related to other intangible assets is as follows:

Index

(In thousands)	Amount
Year
2011 (remaining three months)	$1,054
2012	4,109
2013	272
2014	167
2015	167
Thereafter	138
$5,907

Index

Note 5. BALANCE SHEET COMPONENTS

	As of
(In thousands)	October 2, 2011	January 2, 2011
Accounts receivable, net:
Accounts receivable, gross	$452,672	$389,554
Less: allowance for doubtful accounts	(12,143)	(5,967)
Less: allowance for sales returns	(2,438)	(2,387)
	$438,091	$381,200

Inventories:
Raw materials	$75,269	$70,683
Work-in-process	50,903	35,658
Finished goods	299,061	207,057
	$425,233	$313,398

Prepaid expenses and other current assets:
VAT receivables, current portion	$38,249	$26,500
Foreign currency derivatives	79,464	35,954
Income tax receivable	8,953	1,513
Deferred project costs	75,346	934
Other current assets	6,137	13,605
Other receivables (1)	116,092	83,712
Other prepaid expenses	29,845	30,716
	$354,086	$192,934

(1)
Includes tolling agreements with suppliers in which the Company provides polysilicon required for silicon ingot manufacturing and procures the manufactured silicon ingots from the suppliers (see Notes 8 and 9).

Project assets - plants and land:
Project assets - plants	$13,038	$28,784
Project assets - land	54,835	17,322
	$67,873	$46,106
Project assets - plants and land, current portion	$34,426	$23,868
Project assets - plants and land, net of current portion	$33,447	$22,238

Property, plant and equipment, net:
Land and buildings	$13,912	$13,912
Leasehold improvements	239,079	207,248
Manufacturing equipment (2)	578,511	551,815
Computer equipment	57,203	46,603
Solar power systems	11,621	10,614
Furniture and fixtures	7,053	5,555
Construction-in-process	39,838	28,308
	947,217	864,055
Less: accumulated depreciation (3)	(362,195)	(285,435)
	$585,022	$578,620

(2)
Certain manufacturing equipment associated with solar cell manufacturing lines located at one of the Company’s facilities in the Philippines is collateralized in favor of a third-party lender. The Company also provided security for advance payments received from a third party in fiscal 2008 in the form of collateralized manufacturing equipment with a net book value of $22.6 million and $28.3 million as of October 2, 2011 and January 2, 2011, respectively.

Index

(3)
Total depreciation expense was $30.3 million and $84.0 million for the three and nine months ended October 2, 2011, respectively, and $26.4 million and $75.7 million for the three and nine months ended October 3, 2010, respectively.

	As of
(In thousands)	October 2, 2011	January 2, 2011
Property, plant and equipment, net by geography (4):
Philippines	$474,574	$502,131
North America	104,079	73,860
Europe	6,188	2,400
Australia	181	229
	$585,022	$578,620

(4)	Property, plant and equipment, net are based on the physical location of the assets.

The below table presents the cash and non-cash interest expense capitalized to property plant and equipment and project assets during the three and nine months ended October 2, 2011 and October 3, 2010, respectively.

	Three Months Ended		Nine Months Ended
(In thousands)	October 2, 2011	October 3, 2010	October 2, 2011	October 3, 2010
Interest expense:
Interest cost incurred	$(18,729)	$(17,827)	$(52,832)	$(49,944)
Cash interest cost capitalized - property, plant and equipment	297	413	1,182	1,185
Non-cash interest cost capitalized - property, plant and equipment	113	657	834	1,752
Cash interest cost capitalized - project assets - plant and land	534	790	1,140	790
Non-cash interest cost capitalized - project assets - plant and land	689	1,199	1,262	1,199
Interest expense	$(17,096)	$(14,768)	$(48,414)	$(45,018)

	As of
(In thousands)	October 2, 2011	January 2, 2011
Other long-term assets:
Investments in joint ventures	$191,644	$116,444
Bond hedge derivative	695	34,491
Investments in non-public companies	6,418	6,418
VAT receivables, net of current portion	6,254	7,002
Long-term debt issuance costs	11,221	12,241
Other	19,365	1,698
	$235,597	$178,294

Index

	As of
(In thousands)	October 2, 2011	January 2, 2011
Accrued liabilities:
VAT payables	$8,305	$11,699
Foreign currency derivatives	33,011	10,264
Short-term warranty reserves	13,675	14,639
Interest payable	6,875	6,982
Deferred revenue	48,674	21,972
Employee compensation and employee benefits	34,603	33,227
Restructuring liability	9,686	—
Other	57,816	38,921
	$212,645	$137,704

Other long-term liabilities:
Embedded conversion option derivatives	$711	$34,839
Long-term warranty reserves	69,990	48,923
Unrecognized tax benefits	27,134	24,894
Other	29,555	22,476
	$127,390	$131,132

Note 6. INVESTMENTS

The Company's investments in money market funds and debt securities, classified as available-for-sale, are carried at fair value. Debt securities that are classified as held-to-maturity are carried at amortized costs. Fair values are determined based on a hierarchy that prioritizes the inputs to valuation techniques by assigning the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities ("Level 1") and the lowest priority to unobservable inputs ("Level 3"). Level 2 measurements are inputs that are observable for assets or liabilities, either directly or indirectly, other than quoted prices included within Level 1.

The following tables present information about the Company's investments in money market funds and debt securities, classified as available-for-sale, that are measured at fair value on a recurring basis and indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value. Information about the Company's convertible debenture derivatives measured at fair value on a recurring basis is disclosed in Note 10. Information about the Company's foreign currency derivatives measured at fair value on a recurring basis is disclosed in Note 12. The Company did not have any nonfinancial assets or liabilities that were recognized or disclosed at fair value on a recurring basis in its condensed consolidated financial statements.

	October 2, 2011				January 2, 2011
(In thousands)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Money market funds	$71,553	$—	$—	$71,553	$488,626	$—	$172	$488,798
Debt securities	—	—	—	—	—	38,548	—	38,548
	$71,553	$—	$—	$71,553	$488,626	$38,548	$172	$527,346

There were no transfers between Level 1, Level 2 and Level 3 measurements during the three and nine months ended October 2, 2011.

Money Market Funds

The majority of the Company's money market fund instruments are classified within Level 1 of the fair value hierarchy because they are valued using quoted prices for identical instruments in active markets. Investments in money market funds utilizing Level 3 inputs consisted of the Company's investment in the Reserve International Liquidity Fund which amounted to $0.2 million as of January 2, 2011. The Company had estimated the value of its investment in the Reserve International

Index

Liquidity Fund to be $0.2 million based on information publicly disclosed by the Reserve International Liquidity Fund relative to its holdings and remaining obligations. On March 3, 2011, the Company recovered $0.3 million from the Reserve International Liquidity Fund. The recovery was $0.1 million in excess of the recorded fair value and was reflected as a gain within "Other, net" in the Condensed Consolidated Statement of Operations for the nine months ended October 2, 2011. The Company had no remaining investments with Level 2 or Level 3 measurements as of October 2, 2011.

Debt Securities

Investments in debt securities classified as held-to-maturity as of October 2, 2011 consist of Philippine government bonds purchased in the third quarter of fiscal 2011 which are maintained as collateral for present and future business transactions within the country. These bonds have maturity dates of up to 5 years and are classified as "Restricted long term investments" on the Company's Condensed Consolidated Balance Sheets. The Company records such held-to-maturity investments at amortized cost based on its ability and intent to hold the securities until maturity. The Company monitors for changes in circumstances and events which would impact its ability and intent to hold such securities until the recorded amortized cost is recovered. The Company incurred no other-than-temporary impairment loss in the three and nine months ended October 2, 2011.

Investments in debt securities classified as available-for-sale, utilizing Level 2 inputs, as of January 2, 2011 consisted of bonds purchased in the fourth quarter of fiscal 2010. The bonds were guaranteed by the Italian government. The Company based its valuation of these bonds on movements of Italian sovereign bond rates since the time of purchase and incurred no other-than-temporary impairment loss in the three and nine months ended October 2, 2011. This valuation is corroborated by comparison to third-party financial institution valuations. The fair value of the Company's investments in bonds totaled €29.5 million as of January 2, 2011. On May 23, 2011, the bonds were sold for net proceeds of €29.3 million which was €0.2 million below the recorded fair value of €29.5 million on the sale date. The €0.2 million difference was reflected as a loss within "Other, net" in the Condensed Consolidated Statement of Operations for the nine months ended October 2, 2011.

Available-for-Sale Securities

Available-for-sale securities are comprised of the fair value of the Company's debt securities, including any other-than temporary impairment loss incurred. The classification of available-for-sale securities and cash and cash equivalents is as follows:

	October 2, 2011			January 2, 2011
(In thousands)	Available-For-Sale	Cash and Cash Equivalents (2)	Total	Available-For-Sale	Cash and Cash Equivalents (2)	Total
Cash and cash equivalents	$—	$374,562	$374,562	$—	$605,420	$605,420
Short-term restricted cash and cash equivalents (1)	—	2,871	2,871	—	117,462	117,462
Short-term investments	—	—	—	38,548	172	38,720
Long-term restricted cash and cash equivalents (1)	—	223,639	223,639	—	138,837	138,837
	$—	$601,072	$601,072	$38,548	$861,891	$900,439

(1)
Details regarding the Company's cash in restricted accounts are contained in the Company's annual consolidated financial statements and notes thereto for the year ended January 2, 2011 included in the fiscal 2010 Form 10-K.

(2)	Includes money market funds.

Minority Investments in Joint Ventures and Other Non-Public Companies

The Company holds minority investments in joint ventures and other non-public companies comprised of convertible promissory notes, common and preferred stock. The Company monitors these minority investments for impairment, which are included in "Prepaid expenses and other current assets" and “Other long-term assets” in its Condensed Consolidated Balance Sheets, and records reductions in the carrying values when necessary. Circumstances that indicate an other-than-temporary decline include the valuation ascribed to the issuing company in subsequent financing rounds, decreases in quoted market prices and declines in operations of the issuer. As of October 2, 2011 and January 2, 2011, the Company had $191.6 million and

Index

$116.4 million, respectively, in investments in joint ventures accounted for under the equity method and $12.1 million and $16.4 million, respectively, in investments accounted for under the cost method (see Note 5 and Note 9).

Note 7. RESTRUCTURING

In response to reductions in European government incentives, primarily in Italy, which have had a significant impact on the global solar market, on June 13, 2011, the Company's Board of Directors approved a restructuring plan to realign the Company's resources. The restructuring plan eliminates approximately 85 positions, or 2% of the Company's workforce, in addition to the consolidation or closure of certain facilities in Europe. The Company expects to record restructuring charges of up to $22.0 million, related to the UPP Segment, in the twelve months following the approval and implementation of the plan, of which $0.6 million and $13.9 million has been recognized in the three and nine months ending October 2, 2011, respectively. The Company expects greater than 90% of restructuring related charges to be cash.

Restructuring charges recognized during the three and nine months ended October 2, 2011 in the Condensed Consolidated Statements of Operations consisted of zero and $12.3 million, respectively, of employee severance, benefits and accelerated vesting of promissory notes, zero and $0.7 million, respectively, of lease and related termination costs, and $0.6 million and $0.9 million, respectively, of legal and other related charges.

As of October 2, 2011, $9.7 million associated with the restructuring was recorded in "Accrued liabilities" on the Company's Condensed Consolidated Balance Sheet. The following tables summarize the restructuring reserve activity during the three and nine months ended October 2, 2011:

	Nine Months Ended
(In thousands)	Severance Benefits (1)	Lease and Related Termination Costs	Other Costs (2)	Total
Accrued liability as of January 2, 2011	$—	$—	$—	$—
Charges	10,911	713	320	11,944
Payments	(905)	—	—	(905)
Accrued liability as of July 3, 2011	$10,006	$713	$320	$11,039
Charges	$—	$—	$637	$637
Payments	$(1,454)	$—	$(536)	$(1,990)
Accrued liability as of October 2, 2011	$8,552	$713	$421	$9,686

(1)
Restructuring reserve charges above exclude $1.4 million of charges associated with the accelerated vesting of promissory notes, in accordance with the terms of each agreement, previously issued as consideration for an acquisition completed in the first quarter of fiscal 2010. The $1.4 million charge is separately in "Accrued liabilities" on the Company's Balance Sheet as October 2, 2011, and in "Restructuring charges" on the Company's Condensed Consolidated Statement of Operations for the nine months ended October 2, 2011.

(2)	Other costs primarily represent associated legal services.

Note 8. COMMITMENTS AND CONTINGENCIES

Operating Lease Commitments

The Company leased its San Jose, California facility under a non-cancellable operating lease from Cypress Semiconductor Corporation ("Cypress") which expired in May 2011. In May 2011 the Company moved to new offices in San Jose, California under a non-cancellable operating lease from an unaffiliated third party through April 2021. In addition, the Company leases its Richmond, California facility under a non-cancellable operating lease from an unaffiliated third party, which expires in December 2018. The Company also has various lease arrangements, including for its European headquarters located in Geneva, Switzerland under a lease that expires in September 2012, as well as sales and support offices in Southern California, New Jersey, Oregon, Australia, England, France, Germany, Greece, Israel, Italy, Malta, Spain and South Korea, all of which are leased from unaffiliated third parties. In addition, in the first quarter of fiscal 2010, the Company acquired a lease arrangement in London, England, which was leased from a party affiliated with the Company and expired on August 7, 2011.

Index

In August 2011, the Company entered into a non-cancellable operating lease agreement for its solar module facility in Mexicali, Mexico from an unaffiliated third party through August 2021.

In fiscal 2009, the Company signed a commercial project financing agreement with Wells Fargo to fund up to $100 million of commercial-scale solar power system projects through December 31, 2010. On July 16, 2011, the Company and Wells Fargo amended the agreement to extend through June 30, 2012. As of October 2, 2011, the Company leases six solar power systems from Wells Fargo over minimum lease terms of up to 20 years that it had previously sold to Wells Fargo, of which two of these sales occurred during the nine months ended October 2, 2011. Separately, the Company entered into power purchase agreements ("PPAs") with end customers, who host the leased solar power systems and buy the electricity directly from the Company under PPAs with a duration of up to 20 years. At the end of the lease term, the Company has the option to purchase the systems at fair value or remove the systems. The deferred profit on the sale of the systems to Wells Fargo is recognized over the minimum term of the lease.

Future minimum obligations under all non-cancellable operating leases as of October 2, 2011 are as follows:

(In thousands)	Amount
Year
2011 (remaining three months)	$4,125
2012	13,323
2013	12,935
2014	11,516
2015	10,100
Thereafter	51,265
$103,264

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

The Company also has agreements with several suppliers, including some of its non-consolidated joint ventures, for the procurement of polysilicon, ingots, wafers, solar cells, solar panels and Solar Renewable Energy Credits which specify future quantities and pricing of products to be supplied by the vendors for periods up to 10 years and provide for certain consequences, such as forfeiture of advanced deposits and liquidated damages relating to previous purchases, in the event that the Company terminates the arrangements. Where pricing is specified for future periods, in some contracts, the Company may reduce its purchase commitment under the contract if the Company obtains a bona fide third party offer at a price that is a certain percentage lower than the applicable purchase price in the existing contract. If market prices decrease, the Company intends to use such provisions to either move its purchasing to another supplier or to force the initial supplier to reduce its price to remain competitive with market pricing.

As of October 2, 2011, total obligations related to non-cancellable purchase orders totaled $0.2 billion and long-term supply agreements with suppliers totaled $4.6 billion. Of the total future purchase commitments of $4.8 billion as of October 2, 2011, $2.0 billion are for commitments to its non-consolidated joint ventures. Future purchase obligations under non-cancellable purchase orders and long-term supply agreements as of October 2, 2011 are as follows:

Index

(In thousands)	Amount
Year
2011 (remaining three months)	$499,777
2012	515,957
2013	585,552
2014	781,316
2015	839,685
Thereafter	1,548,809
$4,771,096

Total future purchase commitments of $4.8 billion as of October 2, 2011 included tolling agreements with suppliers in which the Company provides polysilicon required for silicon ingot manufacturing and procures the manufactured silicon ingots from the supplier. Annual future purchase commitments in the table above are calculated using the gross price paid by the Company for silicon ingots and are not reduced by the price paid by suppliers for polysilicon. Total future purchase commitments as of October 2, 2011 would be reduced by $1.4 billion to $3.4 billion had the Company's obligations under such tolling agreements been disclosed using net cash outflows.

The Company expects that all obligations related to non-cancellable purchase orders for manufacturing equipment will be recovered through future cash flows of the solar cell manufacturing lines and solar panel assembly lines when such long-lived assets are placed in service. Factors considered important that could result in an impairment review include significant underperformance relative to expected historical or projected future operating results, significant changes in the manner of use of acquired assets and significant negative industry or economic trends. Obligations related to non-cancellable purchase orders for inventories match current and forecasted sales orders that will consume these ordered materials and actual consumption of these ordered materials are compared to expected demand regularly. The Company anticipates total obligations related to long-term supply agreements for inventories will be recovered because quantities are less than management's expected demand for its solar power products. However, the terms of the long-term supply agreements are reviewed by management and the Company establishes accruals for estimated losses on adverse purchase commitments as necessary, such as lower of cost or market value adjustments, forfeiture of advanced deposits and liquidated damages. Such accruals will be recorded when the Company determines the cost of purchasing the components is higher than the estimated current market value or when it believes it is probable such components will not be utilized in future operations. During the three and nine months ended October 2, 2011, the Company recorded charges amounting to zero and $32.5 million, respectively, related to the write-down of third-party inventory and costs associated with the termination of third-party solar cell supply contracts after reductions in European government incentives drove down demand and average selling price in certain areas of Europe.

Advances to Suppliers

As noted above, the Company has entered into agreements with various polysilicon, ingot, wafer, solar cell and solar panel vendors that specify future quantities and pricing of products to be supplied by the vendors for periods up to 10 years. Certain agreements also provide for penalties or forfeiture of advanced deposits in the event the Company terminates the arrangements. Under certain agreements, the Company is required to make prepayments to the vendors over the terms of the arrangements. During the three and nine months ended October 2, 2011, the Company paid advances totaling zero and $26.9 million, respectively, in accordance with the terms of existing long-term supply agreements. As of October 2, 2011 and January 2, 2011, advances to suppliers totaled $296.5 million and $287.1 million, respectively, the current portion of which is $37.1 million and $31.7 million, respectively. Two suppliers accounted for 76% and 23% of total advances to suppliers as of October 2, 2011, and 83% and 13% as of January 2, 2011.

The Company's future prepayment obligations related to these agreements as of October 2, 2011 are as follows:

(In thousands)	Amount
Year
2011 (remaining three months)	$110,493
2012	102,883
2013	7,350
$220,726

In January 2008, the Company entered into an Option Agreement with NorSun AS ("NorSun"), a manufacturer of silicon

Index

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

Provisions for warranty reserves charged to cost of revenue were $6.4 million and $24.8 million during the three and nine months ended October 2, 2011, respectively, and $8.6 million and $18.3 million during the three and nine months ended October 3, 2010, respectively. Activity within accrued warranty for the three and nine months ended October 2, 2011 and October 3, 2010 is summarized as follows:

	Three Months Ended		Nine Months Ended
(In thousands)	October 2, 2011	October 3, 2010	October 2, 2011	October 3, 2010
Balance at the beginning of the period	$79,261	$51,991	$63,562	$46,475
Accruals for warranties issued during the period	6,435	8,604	24,803	18,309
Settlements made during the period	(2,031)	(1,162)	(4,700)	(5,351)
Balance at the end of the period	$83,665	$59,433	$83,665	$59,433

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

Future Financing Commitments

As specified in the Company's joint venture agreement with AU Optronics Singapore Pte. Ltd. ("AUO"), both the Company and AUO contributed certain funding to the AUO SunPower Sdn. Bhd. ("AUOSP") joint venture during fiscal 2010 and the nine months of fiscal 2011. The Company and AUO are required to each contribute additional amounts to the joint venture in fiscal 2012 through 2014 amounting to $241.0 million, or such lesser amount as the parties may mutually agree. In addition, if the Company, AUO, or the joint venture requests additional equity financing to the joint venture, then both the Company and AUO will be required to make additional cash contributions of up to $50.0 million in the aggregate(see Note 9).

On September 28, 2010, the Company invested $0.2 million in a non-public company accounted for under the cost method. The Company will be required to provide additional financing of up to $4.9 million, subject to certain conditions.

The Company's future financing obligations related to these agreements as of October 2, 2011 are as follows:

Index

(In thousands)	Amount
Year
2011 (remaining three months)	$900
2012	46,870
2013	101,400
2014	96,770
$245,940

Liabilities Associated with Uncertain Tax Positions

Total liabilities associated with uncertain tax positions were $27.1 million and $24.9 million as of October 2, 2011 and January 2, 2011, respectively, and are included in "Other long-term liabilities" in the Company's Condensed Consolidated Balance Sheets as they are not expected to be paid within the next twelve months. Due to the complexity and uncertainty associated with its tax positions, the Company cannot make a reasonably reliable estimate of the period in which cash settlement will be made for its liabilities associated with uncertain tax positions in other long-term liabilities (see Note 13).

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

Legal Matters

Three securities class action lawsuits were filed against the Company and certain of its current and former officers and directors in the United States District Court for the Northern District of California on behalf of a class consisting of those who acquired the Company's securities from April 17, 2008 through November 16, 2009. The cases were consolidated as In re SunPower Securities Litigation, Case No. CV-09-5473-RS (N.D. Cal.), and lead plaintiffs and lead counsel were appointed on March 5, 2010. Lead plaintiffs filed a consolidated complaint on May 28, 2010. The actions arise from the Audit Committee's investigation announcement on November 16, 2009 regarding certain unsubstantiated accounting entries. The consolidated complaint alleges that the defendants made material misstatements and omissions concerning the Company's financial results for 2008 and 2009, seeks an unspecified amount of damages, and alleges violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and Sections 11 and 15 of the Securities Act of 1933. The Company believes it has meritorious defenses to these allegations and will vigorously defend itself in these matters. The court held a hearing on the defendants' motions to dismiss the consolidated complaint on November 4, 2010. The court dismissed the consolidated complaint with leave to amend on March 1, 2011. An amended complaint was filed on April 18, 2011. Defendants filed motions to dismiss the amended complaint on May 23, 2011. The motion to dismiss the amended complaint was heard by the court on August 11, 2011, and the court took it under submission. The Company is currently unable to determine if the resolution of these matters will have an adverse effect on the Company's financial position, liquidity or results of operations.

Derivative actions purporting to be brought on the Company's behalf have also been filed in state and federal courts against several of the Company's current and former officers and directors based on the same events alleged in the securities class action lawsuits described above. The California state derivative cases were consolidated as In re SunPower Corp. S'holder Derivative Litig., Lead Case No. 1-09-CV-158522 (Santa Clara Sup. Ct.), and co-lead counsel for plaintiffs have been appointed. The complaints assert state-law claims for breach of fiduciary duty, abuse of control, unjust enrichment, gross mismanagement, and waste of corporate assets. Plaintiffs are scheduled to file a consolidated complaint after entry of an order deciding defendants' motion to dismiss the amended class action complaint. The federal derivative complaints were consolidated as In re SunPower Corp. S'holder Derivative Litig., Master File No. CV-09-05731-RS (N.D. Cal.), and lead

Index

plaintiffs and co-lead counsel were appointed on January 4, 2010. The complaints assert state-law claims for breach of fiduciary duty, waste of corporate assets, and unjust enrichment, and seek an unspecified amount of damages. Plaintiffs filed a consolidated complaint on May 13, 2011. A Delaware state derivative case, Brenner v. Albrecht, et al., C.A. No. 6514-VCP (Del Ch.), was filed on May 23, 2011. The complaint asserts state-law claims for breach of fiduciary duty and contribution and indemnification, and seeks an unspecified amount of damages. The Company intends to oppose the derivative plaintiffs' efforts to pursue this litigation on the Company's behalf. Defendants moved to stay or dismiss the Delaware derivative action on July 5, 2011. The motion to stay was heard by the court on October 27, 2011, and the court took it under submission. If the court does not stay the action, a hearing on the motions to dismiss will be scheduled for a later date. The Company is currently unable to determine if the resolution of these matters will have an adverse effect on the Company's financial position, liquidity or results of operations.

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

Note 9. JOINT VENTURES

Joint Venture with Woongjin Energy Co., Ltd (“Woongjin Energy”)

The Company and Woongjin Holdings Co., Ltd. (“Woongjin”) formed Woongjin Energy in fiscal 2006, a joint venture to manufacture monocrystalline silicon ingots in Korea. The Company supplies polysilicon, services and technical support required for silicon ingot manufacturing to Woongjin Energy. Once manufactured, the Company purchases the silicon ingots from Woongjin Energy under a nine-year agreement through 2016. There is no obligation or expectation for the Company to provide additional funding to Woongjin Energy.

On June 30, 2010, Woongjin Energy completed its initial public offering ("IPO") and the sale of 15.9 million new shares of common stock. The Company did not participate in this common stock issuance and its percentage equity ownership was subsequently diluted. As a result of the completion of the IPO, the Company concluded that Woongjin Energy is no longer a variable interest entity ("VIE"). During the third quarter of fiscal 2011, the Company sold 2.9 million shares of Woongjin Energy on the open market for total proceeds, net of tax, amounting to $24.0 million subsequently reducing the Company's percentage equity in Woongjin Energy and its investment carrying balance. As of October 2, 2011 and January 2, 2011, the Company held 16.5 million and 19.4 million shares, respectively, or a percentage equity ownership of 27% and 31%, respectively. The market value of the Company's equity interest in Woongjin Energy was $81.3 million on September 30, 2011.

As of October 2, 2011 and January 2, 2011, the Company's carrying value of its investment in Woongjin Energy totaled $74.2 million and $76.6 million, respectively, in its Condensed Consolidated Balance Sheets. The Company accounts for its investment in Woongjin Energy using the equity method under which the investment is classified as “Other long-term assets” in the Condensed Consolidated Balance Sheets and the Company's share of Woongjin Energy's income totaling $3.7 million and $10.4 million in the three and nine months ended October 2, 2011, respectively, and $5.7 million and $10.5 million in the three and nine months ended October 3, 2010, respectively, is included in “Equity in earnings (loss) of unconsolidated investees” in the Condensed Consolidated Statements of Operations. The Company recorded a cash gain of $11.0 million in both the three and nine months ended October 2, 2011 in "Gain on sale of equity interest in unconsolidated investee" in the Company's Condensed Consolidated Statement of Operations as a result of the Company's sale of 2.9 million shares of Woongjin Energy in the third quarter of fiscal 2011, which decreased the Company's equity ownership from 31% to 27%. The Company recorded non-cash gains of zero and $0.3 million in the three and nine months ended October 2, 2011, respectively, and zero and $28.3 million in the three and nine months ended October 3, 2010 in "Gain on change in equity interest in unconsolidated investee" in the Company's Condensed Consolidated Statement of Operations due to its equity interest in Woongjin Energy being diluted as a result of Woongjin Energy's IPO and issuance of additional equity to other investors. As of October 2, 2011, the Company's maximum exposure to loss as a result of its involvement with Woongjin Energy was limited to the carrying value of its investment.

As of October 2, 2011 and January 2, 2011, $21.0 million and $18.4 million, respectively, remained due and receivable from Woongjin Energy related to polysilicon the Company supplied to Woongjin Energy for silicon ingot manufacturing. Payments to Woongjin Energy for manufactured silicon ingots totaled $72.6 million and $165.2 million in the three and nine months ended October 2, 2011, respectively, and $44.7 million and $134.0 million in the three and nine months ended October 3, 2010, respectively. As of October 2, 2011 and January 2, 2011, $54.1 million and $32.6 million, respectively, remained due and payable to Woongjin Energy. In addition, the Company conducted other related-party transactions with Woongjin Energy in the first half of fiscal 2010. The Company recognized revenue related to the sale of solar panels to

Index

Woongjin Energy of $0.3 million during each of the three and nine months ended October 3, 2010. As of both October 2, 2011 and January 2, 2011, zero remained due and receivable from Woongjin Energy related to the sale of these solar panels.

Woongjin Energy qualified as a "significant investee" of the Company in fiscal 2009 as defined in SEC Regulation S-X Rule 10-01(b)(1). Summarized financial information adjusted to conform to U.S. GAAP for Woongjin Energy for the nine months ended October 2, 2011 and October 3, 2010 is as follows:

Statement of Operations
	Nine Months Ended
(In thousands)	October 2, 2011	October 3, 2010
Revenue	$223,748	$91,944
Cost of revenue	190,013	49,895
Gross margin	33,735	42,049
Operating income	22,039	37,194
Net income	22,353	28,413

Joint Venture with First Philec Solar Corporation (“First Philec Solar”)

The Company and First Philippine Electric Corporation (“First Philec”) formed First Philec Solar in fiscal 2007, a joint venture to provide wafer slicing services of silicon ingots to the Company in the Philippines. The Company supplies to First Philec Solar silicon ingots and technology required for slicing silicon. Once manufactured, the Company purchases the completed silicon wafers from First Philec Solar under a five-year wafering supply and sales agreement through 2013. There is no obligation or expectation for the Company to provide additional funding to First Philec Solar.

As of October 2, 2011 and January 2, 2011, the Company's carrying value of its investment in the joint venture totaled $6.8 million and $6.1 million, respectively, in its Condensed Consolidated Balance Sheets which represented a 15% equity investment in both periods. The Company accounts for its investment in First Philec Solar using the equity method since the Company is able to exercise significant influence over First Philec Solar due to its board positions. The Company's investment is classified as “Other long-term assets” in the Condensed Consolidated Balance Sheets and the Company's share of First Philec Solar's income of zero and $0.7 million in the three and nine months ended October 2, 2011, respectively, and $0.1 million and $0.4 million in the three and nine months ended October 3, 2010, respectively, is included in “Equity in earnings (loss) of unconsolidated investees” in the Condensed Consolidated Statements of Operations. As of October 2, 2011, the Company's maximum exposure to loss as a result of its involvement with First Philec Solar was limited to the carrying value of its investment.

As of October 2, 2011 and January 2, 2011, $8.0 million and $3.3 million, respectively, remained due and receivable from First Philec Solar related to the wafer slicing process of silicon ingots supplied by the Company to First Philec Solar. Payments to First Philec Solar for wafer slicing services of silicon ingots totaled $37.8 million and $102.2 million during the three and nine months ended October 2, 2011, respectively, and $23.4 million and $61.6 million during the three and nine months ended October 3, 2010, respectively. As of October 2, 2011 and January 2, 2011, $13.3 million and $9.0 million, respectively, remained due and payable to First Philec Solar related to the purchase of silicon wafers.

The Company has concluded that it is not the primary beneficiary of First Philec Solar since, although the Company and First Philec are both obligated to absorb losses or have the right to receive benefits from First Philec Solar that are significant to First Philec Solar, such variable interests held by the Company do not empower it to direct the activities that most significantly impact First Philec Solar's economic performance. In reaching this determination, the Company considered the significant control exercised by First Philec over the joint venture's Board of Directors, management and daily operations.

Joint Venture with AUOSP

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

Index

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

The Company and AUO are not permitted to transfer any of AUOSP's shares held by them, except to each other and to their direct or indirect wholly-owned subsidiaries. During the second half of fiscal 2010, the Company, through SPTL, and AUO each contributed total initial funding of $27.9 million. Both the Company and AUO each contributed an additional $30.0 million and $80.0 million during the three and nine months ended October 2, 2011, respectively, and will each contribute additional amounts through 2014 amounting to $241.0 million, or such lesser amount as the parties may mutually agree. In addition, if AUOSP, SPTL or AUO requests additional equity financing to AUOSP, then SPTL and AUO will each be required to make additional cash contributions of up to $50.0 million in the aggregate (See Note 8).

The Company has concluded that it is not the primary beneficiary of AUOSP since, although the Company and AUO are both obligated to absorb losses or have the right to receive benefits, the Company alone does not have the power to direct the activities of AUOSP that most significantly impact its economic performance. In making this determination the Company considered the shared power arrangement, including equal board governance for significant decisions, elective appointment, and the fact that both parties contribute to the activities that most significantly impact the joint venture's economic performance. As a result of the shared power arrangement the Company deconsolidated AUOSP in the third quarter of fiscal 2010 and accounts for its investment in the joint venture under the equity method. The Company recognized a non-cash gain of $23.0 million as a result of deconsolidating the carrying value of AUOSP as of July 5, 2010. Under the deconsolidation accounting guidelines, an investor's opening investment is recorded at fair value on the date of deconsolidation. The Company recognized an additional non-cash gain of $13.8 million representing the difference between the initial fair value of the investment and its carrying value. The total non-cash gain of $36.8 million upon deconsolidation is classified as "Other income" in both the three and nine months ended October 3, 2010 within the Company's Condensed Consolidated Statements of Operations.

As of October 2, 2011 and January 2, 2011, the Company's carrying value of its investment (which represents its 50% equity investment) totaled $110.6 million and $33.7 million, respectively, in its Condensed Consolidated Balance Sheets. The Company accounts for its investment in AUOSP using the equity method in which the investment is classified as “Other long-term assets” in the Condensed Consolidated Balance Sheets. The Company's share of AUOSP's net loss for the three and nine months ended October 2, 2011 totaled $2.7 million and $3.1 million, respectively, which is included in “Equity in earnings (loss) of unconsolidated investees” in the Condensed Consolidated Statement of Operations. The Company accounts for its share of AUOSP's net loss with a quarterly lag in reporting.

As of October 2, 2011 and January 2, 2011, $64.5 million and $6.0 million, respectively, remained due and payable to AUOSP and $51.6 million and $7.5 million, respectively, remained due and receivable from AUOSP. Payments to AUOSP for solar cells totaled $44.0 million and $114.7 million during the three and nine months ended October 2, 2011, respectively. As of October 2, 2011, the Company's maximum exposure to loss as a result of its involvement with AUOSP is limited to the carrying value of its investment.

Note 10. DEBT AND CREDIT SOURCES

The following table summarizes the Company's outstanding debt as of October 2, 2011 and the related maturity dates:

Index

		Payments Due by Period
(In thousands)	Face Value	2011 (remaining three months)	2012	2013	2014	2015	Beyond 2015
Convertible debt:
4.50% debentures	$250,000	$—	$—	$—	$—	$250,000	$—
4.75% debentures	230,000	—	—	—	230,000	—	—
1.25% debentures	198,608	—	198,608	—	—	—	—
0.75% debentures	79	—	—	—	—	79	—
IFC mortgage loan	75,000	—	—	12,500	15,000	15,000	32,500
CEDA loan	30,000	—	—	—	—	—	30,000
Credit Agricole revolving credit facility	250,000	$—	—	250,000	—	—	—
	$1,033,687	$—	$198,608	$262,500	$245,000	$265,079	$62,500

Convertible Debt

The following table summarizes the Company's outstanding convertible debt (which is additionally reflected in the table above):

	October 2, 2011			January 2, 2011
(In thousands)	Carrying Value	Face Value	Fair Value (1)	Carrying Value	Face Value	Fair Value (1)
4.50% debentures	$189,646	$250,000	$215,425	$179,821	$250,000	$230,172
4.75% debentures	230,000	230,000	197,800	230,000	230,000	215,050
1.25% debentures (2)	192,913	198,608	196,622	182,023	198,608	188,429
0.75% debentures	79	79	79	79	79	75
	$612,638	$678,687	$609,926	$591,923	$678,687	$633,726

(1)	The fair value of the convertible debt was determined based on quoted market prices as reported by an independent pricing source.

(2)
The carrying value of the 1.25% senior convertible debentures ("1.25% debentures") was reclassified from long-term liabilities to short-term liabilities within "Convertible debt, current portion" in the Condensed Consolidated Balance Sheet as of October 2, 2011 as the holders may require the Company to repurchase all of their 1.25% debentures on February 15, 2012.

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

The embedded cash conversion option within the 4.50% debentures and the over-allotment option related to the 4.50% debentures are derivative instruments that are required to be separated from the 4.50% debentures and accounted for separately as derivative instruments (derivative liabilities) with changes in fair value reported in the Company's Condensed Consolidated Statements of Operations until such transactions settle or expire. The over-allotment option was settled on April 5, 2010, however, the embedded cash conversion option continues to require mark-to-market accounting treatment. The initial fair value liabilities of the embedded cash conversion option and over-allotment option were classified within “Other long-term liabilities” and simultaneously reduced the carrying value of “Convertible debt, net of current portion” in the Company's

Index

Condensed Consolidated Balance Sheets.

During the three and nine months ended October 2, 2011, the Company recognized a non-cash gain of $65.8 million and $34.2 million, respectively, recorded in “Gain (loss) on mark-to-market derivatives” in the Company's Condensed Consolidated Statement of Operations related to the change in fair value of the embedded cash conversion option. During the three and nine months ended October 3, 2010, the Company recognized a non-cash loss of $4.0 million and $34.9 million, respectively, recorded in “Gain (loss) on mark-to-market derivatives” in the Company's Condensed Consolidated Statement of Operations related to the change in fair value of the embedded cash conversion option and over-allotment option. The fair value liability of the embedded cash conversion option as of October 2, 2011 and January 2, 2011 totaled $0.7 million and $34.8 million, respectively, and is classified within “Other long-term liabilities” in the Company's Condensed Consolidated Balance Sheets.

The embedded cash conversion option is fair valued utilizing Level 2 inputs consisting of the exercise price of the instrument, the Company's class A common stock price and volatility, the risk free interest rate and the contractual term. Such derivative instruments are not traded on an open market as the banks are the counterparties to the instruments.

Significant inputs for the valuation of the embedded cash conversion option are as follows:

	As of (1)
	October 2, 2011	January 2, 2011
Stock price	$8.09	$12.83
Exercise price	$22.53	$22.53
Interest rate	0.86%	1.63%
Stock volatility	27.70%	49.80%
Maturity date	February 18, 2015	February 18, 2015

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

Under the terms of the 4.50% Bond Hedge, the Company bought from affiliates of certain of the initial purchasers options to acquire, at an exercise price of $22.53 per share, subject to customary adjustments for anti-dilution and other events, cash in an amount equal to the market value of up to 11.1 million shares of the Company's class A common stock. Under the terms of the original 4.50% Warrants, the Company sold to affiliates of certain of the initial purchasers of the 4.50% cash convertible debentures warrants to acquire, at an exercise price of $27.03 per share (subject to customary adjustments for anti-dilution and other events), cash in an amount equal to the market value of up to 11.1 million shares of the Company's class A common stock. Each 4.50% Bond Hedge and 4.50% Warrant transaction is a separate transaction, entered into by the Company with each counterparty, and is not part of the terms of the 4.50% debentures. On December 23, 2010, the Company amended and restated the original 4.50% Warrants so that the holders would, upon exercise of the 4.50% Warrants, no longer receive cash but instead would acquire up to 11.1 million shares of the Company's class A common stock. According to the

Index

counterparties to the warrants, the consummation of the Total Tender Offer triggered their rights to make a downward adjustment to the strike price of the warrants. In the third quarter of fiscal 2011, the Company and the counter parties to the 4.50% Warrants agreed to reduce the exercise price of the 4.50% Warrants from $27.03 to $24.00.

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

The fair value of the 4.50% Bond Hedge as of October 2, 2011 and January 2, 2011 totaled $0.7 million and $34.5 million, respectively, and is classified within "Other long-term assets" in the Company's Condensed Consolidated Balance Sheets. During the three and nine months ended October 2, 2011, the Company recognized a non-cash loss of $65.3 million and $33.8 million, respectively, in “Gain (loss) on mark-to-market derivatives” in the Company's Condensed Consolidated Statement of Operations related to the change in fair value of the 4.50% Bond Hedge. During the three and nine months ended October 3, 2010, the change in fair value of the original CSO2015 resulted in a mark-to-market non-cash gain of $1.0 million and a net non-cash loss of $6.0 million, respectively, in “Gain (loss) on mark-to-market derivatives” in the Company's Condensed Consolidated Statement of Operations.

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

Significant inputs for the valuation of the 4.50% Bond Hedge at the measurement date are as follows:

	As of (1)
	October 2, 2011	January 2, 2011
Stock price	$8.09	$12.83
Exercise price	$22.53	$22.53
Interest rate	0.86%	1.63%
Stock volatility	27.70%	49.80%
Credit risk adjustment	2.29%	1.25%
Maturity date	February 18, 2015	February 18, 2015

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

Index

certain events of default, such as the Company's failure to make certain payments or perform or observe certain obligations thereunder, Wells Fargo, the trustee, or holders of a specified amount of then-outstanding 4.75% debentures will have the right to declare all amounts then outstanding due and payable.

Call Spread Overlay with Respect to 4.75% Debentures (“CSO2014”)

Concurrent with the issuance of the 4.75% debentures, the Company entered into certain convertible debenture hedge transactions (the “4.75% Bond Hedge”) and warrant transactions (the "4.75% Warrants") with affiliates of certain of the underwriters of the 4.75% debentures. The 4.75% Bond Hedge and the 4.75% Warrants described below represent a call spread overlay with respect to the 4.75% debentures (the "CSO2014"), whereby the cost of the 4.75% Bond Hedges purchased by the Company to cover the potential share outlays upon conversion of the debentures is reduced by the sales prices of the 4.75% Warrants).

The 4.75% Bond Hedge allows the Company to purchase up to 8.7 million shares of the Company's class A common stock and are intended to reduce the potential dilution upon conversion of the 4.75% debentures in the event that the market price per share of the Company's class A common stock at the time of exercise is greater than the conversion price of the 4.75% debentures. The 4.75% Bond Hedge will be settled on a net share basis. Each 4.75% Bond Hedge and 4.75% Warrant is a separate transaction, entered into by the Company with each counterparty, and is not part of the terms of the 4.75% debentures. Holders of the 4.75% debentures do not have any rights with respect to the 4.75% Bond Hedges and 4.75% Warrants. The original exercise prices of the 4.75% Bond Hedge are $26.40 per share of the Company's class A common stock, subject to customary adjustment for anti-dilution and other events.

Under the 4.75% Warrants, the Company sold warrants to acquire up to 8.7 million shares of the Company's class A common stock at an exercise price of $38.50 per share of the Company's class A common stock, subject to adjustment for certain anti-dilution and other events. The 4.75% Warrants expire in 2014. According to the counterparties to the warrants, the consummation of the Total Tender Offer triggered their rights to make a downward adjustment to the strike price of the warrants. In the third quarter of fiscal 2011, the Company and the counterparties to the 4.75% Warrants agreed to reduce the exercise price of the 4.75% Warrants from $38.50 to $26.40, which is no longer above the conversion price of the 4.75% debentures.

July 2007 Share Lending Arrangement

Concurrent with the offering of the 0.75% senior convertible debentures ("0.75% debentures"), the Company lent 1.8 million shares of its class A common stock to Credit Suisse International ("CSI"), an affiliate of Credit Suisse Securities (USA) LLC ("Credit Suisse"), one of the underwriters of the 0.75% debentures. The loaned shares are to be used to facilitate the establishment by investors in the 1.25% debentures and 0.75% debentures of hedged positions in the Company's class A common stock. The Company did not receive any proceeds from the offerings of class A common stock, but received a nominal lending fee of $0.001 per share for each share of common stock that is loaned under the share lending agreement. As of October 2, 2011 the fair value of the 1.8 million outstanding loaned shares of class A common stock was $14.6 million (based on a market price of $8.09 as of September 30, 2011).

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

Mortgage Loan Agreement with International Finance Corporation (“IFC”)

In fiscal 2010, SunPower Philippines Manufacturing Ltd. ("SPML") and SPML Land, Inc. (“SPML Land”), both subsidiaries of the Company, entered into a mortgage loan agreement with IFC. Under the loan agreement, SPML may borrow up to $75.0 million from IFC after satisfying certain conditions to disbursement. The Company guarantees SPML's obligations under the mortgage loan agreement. On June 9, 2011, SPML borrowed $25.0 million under the loan agreement. As of October 2, 2011 and January 2, 2011, SPML had $75.0 million and $50.0 million, respectively, outstanding under the mortgage loan agreement which is classified as "Long-term debt" in the Company's Condensed Consolidated Balance Sheets. As of October 2, 2011, no additional amounts remained available for borrowing under the loan agreement.

Loan Agreement with California Enterprise Development Authority ("CEDA")

On December 29, 2010, the Company borrowed the proceeds of the $30.0 million aggregate principal amount of CEDA's tax-exempt Recovery Zone Facility Revenue Bonds (SunPower Corporation - Headquarters Project) Series 2010 (the "Bonds") maturing April 1, 2031 under a loan agreement with CEDA. The Company's obligations under the loan agreement are contained in a promissory note dated December 29, 2010 issued by the Company to CEDA, which assigned the promissory note, along with all right, title and interest in the loan agreement, to Wells Fargo, as trustee, with respect to the Bonds for the benefit of the holders of the Bonds. The Bonds initially bore interest at a variable interest rate (determined weekly), but at the Company's option were converted into fixed-rate bonds (which include covenants of, and other restrictions on, the Company). As of January 2, 2011 the $30.0 million aggregate principal amount of the Bonds was classified as "Short-term debt" in the Company's Condensed Consolidated Balance Sheet due to the potential for the Bonds to be redeemed or tendered for purchase on June 22, 2011 under the reimbursement agreement described below. On June 1, 2011, the Bonds were converted to bear interest at a fixed rate of 8.50% to maturity and the holders' rights to tender the Bonds prior to their stated maturity was removed. As such, the $30.0 million aggregate principal amount of the Bonds were reclassified as "Long-term debt" in the Company's Condensed Consolidated Balance Sheet as of October 2, 2011.

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

Following the conversion of the Bonds to a fixed rate instrument (for which the letter of credit is no longer required), Barclays returned $31.8 million of the deposit, plus any remaining unspent funds and interest earnings, to the Company. The amounts returned were included in cash and cash equivalents on the Condensed Consolidated Balance Sheet as of October 2, 2011. In addition, the letter of credit terminated on June 16, 2011, and the Company's obligations under the reimbursement agreement, the cash collateral account pledge agreement and the related account control agreement were thereby terminated.

Revolving Credit Facility with Société Générale, Milan Branch ("Société Générale")

In fiscal 2010, the Company entered into a revolving credit facility with Société Générale under which the Company could borrow up to €75.0 million from Société Générale. On May 25, 2011 the Company entered into an amendment of its

Index

revolving credit facility with Société Générale which extended the maturity date to November 23, 2011. Under the amended facility the Company was able to borrow up to €75.0 million of which amounts borrowed could be repaid and reborrowed until October 23, 2011. The Company was required to pay interest on outstanding borrowings of (1) EURIBOR plus 3.25% per annum for advances outstanding before May 26, 2011, and (2) EURIBOR plus 2.70% for advances outstanding on May 26, 2011 or thereafter; a front-end fee of 0.50% on the available borrowing; and a commitment fee of 1% per annum on funds available for borrowing and not borrowed.

As of January 2, 2011, an aggregate amount of €75.0 million, or approximately $98.0 million based on the exchange rate as of that date, remained outstanding under the revolving credit facility which is classified as "Short-term debt" in the Condensed Consolidated Balance Sheets. On September 27, 2011, the Company repaid €75.0 million, or approximately $107.7 million based on the exchange rate as of that date, of outstanding borrowings plus fees, using proceeds received from the September 2011 revolving credit facility with Credit Agricole Corporate and Investment Bank ("Credit Agricole") described below, and terminated the facility.

April 2010 Letter of Credit Facility with Deutsche Bank AG New York Branch ("Deutsche Bank")

In fiscal 2010, the Company and certain subsidiaries of the Company entered into a letter of credit facility with Deutsche Bank, as issuing bank and as administrative agent, and certain financial institutions. The letter of credit facility provided for the issuance, upon request by the Company, of letters of credit by the issuing bank in order to support obligations of the Company. On May 27, 2011, the Company received an additional $25.0 million commitment from a financial institution under the Deutsche Bank letter of credit facility, which increased the aggregate amount of letters of credit that could have been issued under the facility from $375.0 million to $400.0 million.

As of January 2, 2011, letters of credit issued under the letter of credit facility totaled $326.9 million and were collateralized by short-term and long-term restricted cash of $55.7 million and $118.3 million, respectively, on the Condensed Consolidated Balance Sheet. On August 9, 2011, the Company terminated its April 2010 letter of credit facility agreement with Deutsche Bank subsequent to the establishment of the August 2011 letter of credit facility agreement, as described below. All outstanding letters of credit under the April 2010 letter of credit facility were transferred to the August 2011 letter of credit facility and $197.8 million in collateral as of August 9, 2011 was released to the Company.

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

Each letter of credit issued under the letter of credit facility must have an expiration date no later than the second anniversary of the issuance of that letter of credit, provided that up to 15% of the outstanding value the letters of credit may have an expiration date of between two and three years from the date of issuance. The letter of credit facility includes representations, covenants, and events of default customary for financing transactions of this type. The letter of credit facility does not have a requirement for establishing a collateral account or any other security arrangements with Deutsche Bank or otherwise.

As of October 2, 2011, letters of credit issued under the August 2011 letter of credit facility with Deutsche Bank totaled $638.2 million.

Letter of Credit Facility with Deutsche Bank and Deutsche Bank Trust Company Americas (together, "Deutsche Bank Trust")

On September 27, 2011, the Company entered into a letter of credit facility with Deutsche Bank Trust which provides for the issuance, upon request by the Company, letters of credit to support obligations of the Company in an aggregate amount not to exceed $200.0 million. Each letter of credit issued under the facility is fully cash-collateralized and the Company has

Index

entered into a security agreement with Deutsche Bank Trust, granting them a security interest in a cash collateral account established for this purpose.

As of October 2, 2011 letters of credit issued under the Deutsche Bank Trust facility amounted to $199.6 million which were fully collateralized with long-term restricted cash on the Condensed Consolidated Balance Sheets.

October 2010 Collateralized Revolving Credit Facility with Union Bank

In fiscal 2010, the Company entered into a revolving credit facility with Union Bank under which the Company was able to borrow up to $70.0 million from Union Bank until October 28, 2011. The amount available for borrowing under the revolving credit facility was further capped at 30% of the market value of the Company's holding of 19.4 million shares of common stock of Woongjin Energy which were pledged as security under the facility. The Company repaid $70.0 million of outstanding borrowings plus fees in the second quarter of fiscal 2011. On June 20, 2011, the Company terminated the facility and the pledge on all shares of Woongjin Energy held by the Company was released.

July 2011 Uncollateralized Revolving Credit Facility with Union Bank

On July 18, 2011, the Company entered into a Credit Agreement with Union Bank under which the Company was able to borrow up to $50.0 million from Union Bank until October 28, 2011. Amounts borrowed were able to be repaid and reborrowed until October 28, 2011. All outstanding amounts under the facility were due and payable on October 31, 2011. On July 18, 2011, the Company drew down $50.0 million under the credit facility.

 The Company was required to pay interest on outstanding borrowings of, at the Company's option, (1) LIBOR plus 2.75% or (2) 1.75% plus a base rate equal to the higher of (a) the federal funds rate plus 0.50%, or (b) Union Bank's reference rate as announced from time to time; a front-end fee of 0.15% on the total amount available for borrowing; and a commitment fee of 0.50% per annum, calculated on a daily basis, on funds available for borrowing and not borrowed.

On September 27, 2011, the Company repaid $50.0 million of outstanding borrowings plus fees, using proceeds received from the September 2011 revolving credit facility with Credit Agricole described below, and terminated the facility.

September 2011 Revolving Credit Facility with Credit Agricole

On September 27, 2011. the Company entered into a revolving credit agreement with Credit Agricole, as administrative agent, and certain financial institutions, under which the Company may borrow up to $275.0 million until September 27, 2013. Amounts borrowed may be repaid and reborrowed until September 27, 2013.

The Company is required to pay interest on outstanding borrowings of (a) with respect to any LIBOR loan, 1.5% plus the LIBOR divided by a percentage equal to one minus the stated maximum rate of all reserves required to be maintained against "Eurocurrency liabilities" as specified in Regulation D; (b) with respect to any alternative base loan, 0.5% plus the greater of (1) the prime rate, (2) the Federal Funds rate plus 0.5%, and (3) the one month LIBOR plus 1%; (c) a commitment fee equal to 0.25% per annum on funds available for borrowing and not borrowed; (d) an upfront fee of 0.125% of the revolving loan commitment; and (e) arrangement fee customary for a transaction of this type.

In the event Total S.A. no longer beneficially owns 40% of the Company's issued and outstanding voting securities, the revolving credit facility would be subject to renegotiation, with a view to agreeing to amend the revolving credit facility consistent with terms and conditions and market practice for similarly situated borrowers. If the Company cannot reach an agreement with the lenders, the Company is required to prepay all principal, interest, fees and other amounts owed and the revolving credit facility will terminate.

As of October 2, 2011, $250.0 million was outstanding under the revolving credit facility with Credit Agricole which amount is classified as "Long term debt" on the Company's Condensed Consolidated Balance Sheets.

Other Debt and Credit Sources

There has been no significant change in the Company's remaining debt balance, composition or terms since the end of the most recently completed fiscal year end other than as described above. Additional details regarding the Company's debt arrangements may be referenced from the Company's annual consolidated financial statements and notes thereto for the year ended January 2, 2011 included in the fiscal 2010 Form 10-K and its Forms 8-K subsequently filed with the SEC.

Index

Note 11. COMPREHENSIVE INCOME (LOSS)

The components of comprehensive income (loss) are as follows:

	As of
(In thousands)	October 2, 2011	January 2, 2011
Accumulated other comprehensive income (loss):
Cumulative translation adjustment	$1,306	$(2,761)
Net unrealized gain on derivatives	8,639	10,647
Deferred taxes	(995)	(4,246)
	$8,950	$3,640

	Three Months Ended		Nine Months Ended
(In thousands)	October 2, 2011	October 3, 2010	October 2, 2011	October 3, 2010
Net income (loss)	$(370,784)	$20,116	$(520,777)	$26,473
Components of comprehensive income (loss):
Translation adjustment	5,211	(831)	4,067	903
Net unrealized gain (loss) on derivatives (Note 12)	38,987	(77,042)	(2,008)	(14,763)
Unrealized loss on investments	—	—	—	—
Income taxes	(4,483)	8,940	3,251	1,664
Net change in accumulated other comprehensive income (loss)	39,715	(68,933)	5,310	(12,196)
Total comprehensive income (loss)	$(331,069)	$(48,817)	$(515,467)	$14,277

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

The Company is required to recognize derivative instruments as either assets or liabilities at fair value in its Condensed Consolidated Balance Sheets. The Company utilizes the income approach and mid-market pricing to calculate the fair value of its option and forward contracts based on market volatilities, spot and forward rates, interest rates and credit default swaps rates from published sources. The following table presents information about the Company's hedge instruments measured at fair value on a recurring basis as of October 2, 2011 and January 2, 2011, all of which utilize Level 2 inputs under the fair value hierarchy:

Index

(In thousands)	Balance Sheet Classification	October 2, 2011	January 2, 2011
Assets	Prepaid expenses and other current assets
Derivatives designated as hedging instruments:
Foreign currency option contracts		$19,374	$16,432
Foreign currency forward exchange contracts		510	16,314
		$19,884	$32,746
Derivatives not designated as hedging instruments:
Foreign currency forward exchange contracts		$59,580	$3,208

Liabilities	Accrued liabilities
Derivatives designated as hedging instruments:
Foreign currency option contracts		$829	$2,909
Foreign currency forward exchange contracts		—	3,295
		$829	$6,204
Derivatives not designated as hedging instruments:
Foreign currency forward exchange contracts		$32,182	$4,060

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

The following table summarizes the amount of unrealized gain (loss) recognized in “Accumulated other comprehensive income (loss)” (“OCI”) in “Stockholders' equity” in the Condensed Consolidated Balance Sheets:

	Three Months Ended		Nine Months Ended
(In thousands)	October 2, 2011	October 3, 2010	October 2, 2011	October 3, 2010
Derivatives designated as cash flow hedges:
Unrealized gain (loss) recognized in OCI (effective portion)	$25,085	$(63,264)	$(35,118)	$317
Less: Loss (gain) reclassified from OCI to revenue (effective portion)	13,249	(13,778)	28,568	(27,558)
Less: Loss reclassified from OCI to other, net (1)	653	—	4,542	—
Add: Loss reclassified from OCI to cost of revenue (effective portion)	—	—	—	12,478
Net gain (loss) on derivatives (Note 11)	$38,987	$(77,042)	$(2,008)	$(14,763)

(1)
The Company reclassified from OCI to "Other, net" a net loss totaling $0.7 million and $4.5 million for the three and nine months ended October 2, 2011, respectively, relating to transactions previously designated as effective cash flow hedges as the Company concluded that the related forecasted transactions are probable not to occur in the hedge period or within an additional two month time period thereafter.

The following table summarizes the amount of gain (loss) recognized in “Other, net” in the Condensed Consolidated Statements of Operations in the three and nine months ended October 2, 2011 and October 3, 2010:

Index

	Three Months Ended		Nine Months Ended
(In thousands)	October 2, 2011	October 3, 2010	October 2, 2011	October 3, 2010
Derivatives designated as cash flow hedges:
Gain (Loss) recognized in "Other, net" on derivatives (ineffective portion and amount excluded from effectiveness testing) (1)	$3,081	$(9,810)	$(19,555)	$(18,077)
Derivatives not designated as hedging instruments:
Gain (loss) recognized in "Other, net"	$38,411	$(28,275)	$(6,187)	$9,115

(1)
The amount of loss recognized related to the ineffective portion of derivatives was insignificant. This amount also includes a net $0.7 million and $4.5 million loss reclassified from OCI to “Other, net” in the three and nine months ending October 2, 2011, respectively, relating to transactions previously designated as effective cash flow hedges which did not occur or were now probable not to occur in the hedge period or within an additional two month time period thereafter.

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

As of October 2, 2011, the Company had designated outstanding cash flow hedge option contracts and forward contracts with an aggregate notional value of $348.3 million and $207.1 million, respectively. The maturity dates of the outstanding contracts as of October 2, 2011 range from October to July 2012. During the first quarter of fiscal 2011, the Company entered into additional designated cash flow hedges to protect certain portions of its anticipated non-functional currency cash flows related to foreign denominated revenues. As of January 2, 2011, the Company had designated outstanding hedge option contracts and forward contracts with an aggregate notional value of $358.9 million and $534.7 million, respectively. The     Company designates either gross external or intercompany revenue up to its net economic exposure. These derivatives have a maturity of one year or less and consist of foreign currency option and forward contracts. The effective portion of these cash flow hedges are reclassified into revenue when third party revenue is recognized in the Condensed Consolidated Statements of Operations.

The Company expects to reclassify the majority of its net gains related to these option and forward contracts that are included in accumulated other comprehensive gain as of October 2, 2011 to revenue in the next 12 months. Cash flow hedges are tested for effectiveness each period based on changes in the spot rate applicable to the hedge contracts against the present value period to period change in spot rates applicable to the hedged item using regression analysis. The change in the time value of the options as well as the cost of forward points (the difference between forward and spot rates at inception) on forward exchange contracts are excluded from the Company's assessment of hedge effectiveness. The premium paid or time value of an option whose strike price is equal to or greater than the market price on the date of purchase is recorded as an asset in the Condensed Consolidated Balance Sheets. Thereafter, any change to this time value and the cost of forward points is included in “Other, net” in the Condensed Consolidated Statements of Operations.

Under hedge accounting rules for foreign currency derivatives, the Company is required to reflect mark-to-market gains and losses on its hedged transactions in accumulated other comprehensive income (loss) rather than current earnings until the hedged transactions occur. However, if the Company determines that the anticipated hedged transactions are probable not to occur, it must immediately reclassify any cumulative market gains and losses into its Condensed Consolidated Statement of Operations. During the nine months ended October 2, 2011, the Company determined that certain anticipated hedged transactions were probable not to occur due, in part, to the announcement of the feed-in-tariff changes in Italy. As a result, a loss of $4.5 million was reclassified from accumulated other comprehensive income (loss) to "Other, net" in the Company's Condensed Consolidated Statement of Operations.

Index

Non-Designated Derivatives Hedging Transaction Exposure

Other derivatives not designated as hedging instruments consist of forward contracts used to hedge re-measurement of foreign currency denominated monetary assets and liabilities primarily for intercompany transactions, receivables from customers, and payables to third parties. Changes in exchange rates between the Company's subsidiaries' functional currencies and the currencies in which these assets and liabilities are denominated can create fluctuations in the Company's reported consolidated financial position, results of operations and cash flows. The Company enters into forward contracts, which are originally designated as cash flow hedges, and de-designates them upon recognition of the anticipated transaction to protect resulting non-functional currency monetary assets. These forward contracts as well as additional forward contracts are entered into to hedge foreign currency denominated monetary assets and liabilities against the short-term effects of currency exchange rate fluctuations. The Company records its derivative contracts that are not designated as hedging instruments at fair value with the related gains or losses recorded in “Other, net” in the Condensed Consolidated Statements of Operations. The gains or losses on these contracts are substantially offset by transaction gains or losses on the underlying balances being hedged. As of October 2, 2011 and January 2, 2011, the Company held forward contracts with an aggregate notional value of $247.1 million and $934.8 million, respectively, to hedge balance sheet exposure. These forward contracts have maturities of three month or less.

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

Note 13. INCOME TAXES

In the three and nine months ended October 2, 2011, the Company's income tax provision of $11.1 million and $18.0 million, respectively, on a loss from continuing operations before income taxes and equity in earnings of unconsolidated investees of $360.7 million and $510.7 million, respectively, was primarily due to projected tax expense in profitable foreign jurisdictions. In the three and nine months ended October 3, 2010, the Company's income tax provision was $3.4 million and $19.5 million, respectively, on income before income taxes and equity in earnings of unconsolidated investees of $16.1 million and $25.5 million, respectively, was primarily due to domestic and foreign income in certain jurisdictions, nondeductible amortization of purchased intangible assets, nondeductible stock compensation, amortization of debt discount from convertible debentures, gain on change in equity interest in Woongjin Energy, mark-to-market fair value adjustments, changes in the valuation of deferred tax assets, and discrete stock option deductions. The Company determines its interim tax provision using an estimated annual effective tax rate methodology except in jurisdictions where the Company anticipates or has a year-to-date ordinary loss for which no tax benefit can be recognized. In these jurisdictions, tax expense is computed based on an actual or discrete method.

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

Diluted weighted average shares is computed using basic weighted average shares plus any potentially dilutive securities outstanding during the period using the if-converted method and treasury-stock-type method, except when their effect is anti-dilutive. The Company uses income from continuing operations as the control number in determining whether potential

Index

common shares are dilutive or anti-dilutive in the period it reports a discontinued operation (see Note 3). Potentially dilutive securities include stock options, restricted stock units, senior convertible debentures and amended warrants associated with the CSO2015. As a result of the net loss from continuing operations for each of the three and nine months ended October 2, 2011 there is no dilutive impact to the net income (loss) per share calculation for these periods.

The following table presents the calculation of basic and diluted net income (loss) per share:

	Three Months Ended		Nine Months Ended
(In thousands, except per share amounts)	October 2, 2011	October 3, 2010	October 2, 2011	October 3, 2010
Basic net income (loss) per share:
Numerator
Income (loss) from continuing operations	$(370,784)	$18,546	$(520,777)	$17,007
Less: undistributed earnings allocated to unvested restricted stock awards (1)	—	(22)	—	(29)
Income (loss) from continuing operations available to common stockholders	$(370,784)	$18,524	$(520,777)	$16,978

Denominator
Basic weighted-average common shares	98,259	95,840	97,456	95,519

Basic net income (loss) per share from continuing operations	$(3.77)	$0.19	$(5.34)	$0.18
Basic net income (loss) per share from discontinued operations	—	0.02	—	0.10
Basic net income (loss) per share	$(3.77)	$0.21	$(5.34)	$0.28

Diluted net income (loss) per share:
Numerator
Income (loss) from continuing operations	$(370,784)	$18,546	$(520,777)	$17,007
Add: Interest expense incurred on 4.75% debentures, net of tax	—	1,666	—	—
Less: undistributed earnings allocated to unvested restricted stock awards (1)	—	(22)	—	(29)
Income (loss) from continuing operations available to common stockholders	$(370,784)	$20,190	$(520,777)	$16,978

Denominator
Basic weighted-average common shares	98,259	95,840	97,456	95,519
Effect of dilutive securities:
Stock options	—	861	—	1,036
Restricted stock units	—	235	—	186
4.75 debentures	—	8,712	—	—
Diluted weighted-average common shares	98,259	105,648	97,456	96,741

Diluted net income (loss) per share from continuing operations	$(3.77)	$0.19	$(5.34)	$0.18
Diluted net income (loss) per share from discontinued operations	—	0.02	—	0.09
Diluted net income (loss) per share	$(3.77)	$0.21	$(5.34)	$0.27

(1)	Losses are not allocated to unvested restricted stock awards because such awards do not contain an obligation to

Index

participate in losses.

Holders of the Company's 4.75% debentures may convert the debentures into shares of the Company's class A common stock, at the applicable conversion rate, at any time on or prior to maturity. The 4.75% debentures are included in the calculation of diluted net income per share if their inclusion is dilutive under the if-converted method. During each of the three and nine months ended October 2, 2011, there were no dilutive potential common shares under the 4.75% debentures. During the three and nine months ended October 3, 2010, there were 8.7 million and zero dilutive potential common shares, respectively, under the 4.75% debentures.

Holders of the Company's 1.25% debentures and 0.75% debentures may, under certain circumstances at their option, convert the debentures into cash and, if applicable, shares of the Company's class A common stock at the applicable conversion rate, at any time on or prior to maturity. The 1.25% debentures and 0.75% debentures are included in the calculation of diluted net income per share if their inclusion is dilutive under the treasury-stock-type method. The Company's average stock price during the three and six months ended October 2, 2011 and October 3, 2010 did not exceed the conversion price for the 1.25% debentures and 0.75% debentures. Under the treasury-stock-type method, the Company's 1.25% debentures and 0.75% debentures will generally have a dilutive impact on net income per share if the Company's average stock price for the period exceeds the conversion price for the debentures.

Holders of the Company's 4.50% debentures may, under certain circumstances at their option, convert the debentures into cash, and not into shares of the Company's class A common stock (or any other securities). Therefore, the 4.50% debentures are excluded from the net income per share calculation.

In the fourth quarter of fiscal 2010, the Company amended and restated the original Warrants under the CSO2015 so that holders would, upon exercise of the 4.50% Warrants, no longer receive cash but instead would acquire up to 11.1 million shares of the Company's class A common stock at an exercise price of $27.03. In the third quarter of fiscal 2011, as a result of the Total Tender Offer, the Company and the counterparties to the 4.50% Warrants agreed to reduce the exercise price of the 4.50% Warrants from $27.03 to $24.00 (see Note 10). If the market price per share of the Company's class A common stock for the period exceeds the established strike price, the Warrants will have a dilutive effect on its diluted net income per share using the treasury-stock-type method.

The following is a summary of other outstanding anti-dilutive potential common stock which was excluded from income per diluted share in the following periods:

	Three Months Ended		Nine Months Ended
(In thousands)	October 2, 2011 (1)	October 3, 2010	October 2, 2011 (1)	October 3, 2010
Stock options	440	318	440	318
Restricted stock units	1,973	1,958	1,973	1,958
Warrants (under the CSO2015)	*	N/A	*	N/A
4.75% debentures	8,712	**	8,712	8,712
1.25% debentures	*	*	*	*
0.75% debentures	*	*	*	*

(1)
As a result of the net loss per share during the three and nine months ended October 2, 2011, the inclusion of all potentially dilutive stock options, restricted stock units, and common shares under the 4.75% debentures would be anti-dilutive. Therefore, those stock options, restricted stock units and shares were excluded from the computation of the weighted-average shares for diluted net loss per share for those periods.

*
The Company's average stock price during the three and nine months ended October 2, 2011 and October 3, 2010 did not exceed the conversion price for the amended warrants (under the CSO2015), 1.25% debentures and 0.75% debentures and those instruments were thus non-dilutive in such periods.

**	Potential common shares under the 4.75% debentures were dilutive during the three months ended October 3, 2010.

Note 15. STOCK-BASED COMPENSATION

Index

The following table summarizes the consolidated stock-based compensation expense by line item in the Condensed Consolidated Statements of Operations:

	Three Months Ended		Nine Months Ended
(In thousands)	October 2, 2011	October 3, 2010	October 2, 2011	October 3, 2010
Cost of UPP revenue	$1,762	$2,442	$5,061	$5,265
Cost of R&C revenue	1,948	1,941	5,843	5,759
Research and development	1,608	1,886	5,112	5,822
Sales, general and administrative	6,531	9,396	21,813	21,218
Total stock-based compensation expense	$11,849	$15,665	$37,829	$38,064

The following table summarizes the consolidated stock-based compensation expense by type of awards:

	Three Months Ended		Nine Months Ended
(In thousands)	October 2, 2011	October 3, 2010	October 2, 2011	October 3, 2010
Employee stock options	$317	$550	$1,388	$1,452
Restricted stock awards and units	10,910	15,115	36,790	37,496
Change in stock-based compensation capitalized in inventory	622	—	(349)	(884)
Total stock-based compensation expense	$11,849	$15,665	$37,829	$38,064

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

	Three Months Ended		Nine Months Ended
(As a percentage of total revenue)	October 2, 2011	October 3, 2010	October 2, 2011	October 3, 2010
Revenue by geography:
North America	52%	32%	54%	32%
Europe:
Italy	20	38	17	27
Germany	8	11	7	15
France	9	3	10	7
Other	5	9	5	10
Rest of world	6	7	7	9
	100%	100%	100%	100%

Index

	Three Months Ended		Nine Months Ended
	October 2, 2011	October 3, 2010	October 2, 2011	October 3, 2010
Revenue by segment (in thousands):
Utility and power plants (as reviewed by CODM)	$324,542	$260,979	$872,890	$532,977
Revenue earned by discontinued operations	—	(3,176)	—	(11,081)
Utility and power plants	$324,542	$257,803	$872,890	$521,896

Residential and commercial	$380,885	$292,842	$876,210	$760,261

Cost of revenue by segment (in thousands):
Utility and power plants (as reviewed by CODM)	$283,519	$208,845	$762,028	$412,535
Amortization of intangible assets	63	946	230	2,409
Stock-based compensation expense	1,762	2,442	5,061	5,265
Non-cash interest expense	193	293	1,179	969
Loss on change in European government incentives	—	—	29,082	—
Utility and power plants	$285,537	$212,526	$797,580	$421,178

Residential and commercial (as reviewed by CODM)	$341,616	$221,578	$741,155	$575,882
Amortization of intangible assets	—	1,745	195	5,994
Stock-based compensation expense	1,948	1,941	5,843	5,759
Non-cash interest expense	202	270	1,006	1,165
Loss on change in European government incentives	—	—	19,381	—
Residential and commercial	$343,766	$225,534	$767,580	$588,800

Gross margin by segment:
Utility and power plants (as reviewed by CODM)	13%	20%	13%	23%
Residential and commercial (as reviewed by CODM)	10%	24%	15%	24%
Utility and power plants	12%	18%	9%	19%
Residential and commercial	10%	23%	12%	23%

		Three Months Ended		Nine Months Ended
(As a percentage of total revenue)		October 2, 2011	October 3, 2010	October 2, 2011	October 3, 2010
Significant Customers:	Business Segment
Customer A	Utility and power plants	10%	*	10%	*
Customer B	Utility and power plants	11%	*	*	*
Customer C	Utility and power plants	*	12%	*	*
Customer D	Utility and power plants	*	10%	*	*

* denotes less than 10% during the period

Item 2.         Management's Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are statements that do not represent historical facts and the assumptions underlying such statements. We use words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “predict,” “potential,” “will,” “would,” and similar expressions to identify forward-looking statements. Forward-looking statements in this Quarterly Report on Form 10-Q include, but are not limited to, our plans and expectations regarding future financial results, expected operating results, business strategies, projected costs and cost reduction roadmap, products, ability to monetize utility projects, competitive positions, management's plans and objectives for future operations, the sufficiency of our cash and our liquidity, our ability to obtain financing, ability to comply with debt

Index

covenants or cure any defaults, ASPs, the success of our joint ventures, expected capital expenditures, warranty matters, outcomes of litigation, our exposure to foreign exchange, interest and credit risk, general business and economic conditions, industry trends, impact of changes in government incentive programs, expected restructuring charges, the likelihood of any impairment of project assets, goodwill and intangible assets, and the expected benefits from our ownership relationship with Total Gas & Power USA S.A.S. ("Total") and the related agreements with Total and its affiliates. These forward-looking statements are based on information available to us as of the date of this Quarterly Report on Form 10-Q and current expectations, forecasts and assumptions and involve a number of risks and uncertainties that could cause actual results to differ materially from those anticipated by these forward-looking statements. Such risks and uncertainties include a variety of factors, some of which are beyond our control. Please see “Part II. Item 1A: Risk Factors” herein and our other filings with the Securities and Exchange Commission ("SEC"), including our Annual Report on Form 10-K for the year ended January 2, 2011 (the "fiscal 2010 Form 10-K") and our subsequent Quarterly Reports on Form 10-Q, for additional information on risks and uncertainties that could cause actual results to differ. These forward-looking statements should not be relied upon as representing our views as of any subsequent date, and we are under no obligation to, and expressly disclaim any responsibility to, update or alter our forward-looking statements, whether as a result of new information, future events or otherwise.

The following information should be read in conjunction with the Condensed Consolidated Financial Statements and the accompanying Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q. Our fiscal year ends on the Sunday closest to the end of the applicable calendar year. All references to fiscal periods apply to our fiscal quarter or year which ends on the Sunday closest to the calendar month end.

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

Index

Our solar power systems are designed to generate electricity over a system life typically exceeding 25 years under test conditions and are principally designed to be used in large-scale applications with system ratings of typically more than 500 KW. Worldwide, we have 1 GW of SunPower solar power systems operating or under contract. We sell distributed rooftop and ground-mounted solar power systems as well as central-station power plants globally. In the United States, distributed solar power systems are typically either: (i) rated at more than 500 KW of capacity to provide a supplemental, distributed source of electricity for a customer's facility; or (ii) ground mount systems reaching up to hundreds of MWs for regulated utilities. In the United States and Europe, commercial and electric utility customers typically choose to purchase solar electricity under a power purchase agreement (“PPA”) with an investor or financing company that buys the system from us. In Europe, our products and systems are typically purchased by an investor or financing company and operated as central-station solar power plants. These power plants are rated with capacities of approximately one to fifty MW, and generate electricity for sale under tariff to private and public utilities.

Business Segments Overview

Our President and Chief Executive Officer, as the chief operating decision maker (“CODM”), has organized our company and manages resource allocations and measures performance of our company's activities between two business segments: the Utility and Power Plants ("UPP") Segment and the Residential and Commercial ("R&C") Segment. Our UPP Segment refers to our large-scale solar products and systems business, which includes power plant project development and project sales, turn-key engineering, procurement and construction (“EPC”) services for power plant construction, and power plant operations and maintenance (“O&M”) services. Our UPP Segment also sells components, including large volume sales of solar panels and mounting systems to third parties, often on a multi-year, firm commitment basis. Our R&C Segment focuses on solar equipment sales into the residential and small commercial market through our third-party global dealer network, as well as direct sales and EPC and O&M services in the United States and Europe for rooftop and ground-mounted solar power systems for the new homes, commercial and public sectors.

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

Average Selling Prices

We expect continued market pressure will further drive down the average selling prices of our solar power products as a result of the evolving supply environment.

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

The offer expired on June 14, 2011 and Total accepted for payment on June 21, 2011 a total of 34,756,682 shares of our class A common stock and 25,220,000 shares of our class B common stock, representing 60% of each class of our outstanding common stock as of June 13, 2011 for a total cost of approximately $1.4 billion.

Change in Solar Market

In March 2011, the Italian government passed a new legislative decree providing for a significant change in its feed-in

Index

tariff ("FIT") program. In May 2011, the Italian government announced a legislative decree which defined the revised FIT and the transition process effective June 1, 2011. The decree announced a decline in FIT and also set forth a limit on the construction of solar plants on agricultural land. Similarly, during the last several months other European countries reduced government incentives for the solar market. Such changes had a materially negative effect on the market for solar systems in Europe and caused our earnings to decline in Europe and adversely affected our financial results. In the six months ended July 3, 2011 some solar projects planned for 2011 were delayed, which has driven down demand and average selling prices for our solar panels thereby increasing inventories on hand and reducing our cash and cash equivalents. In response to the reduction in European government incentives, primarily in Italy, our Board of Directors approved a restructuring plan, on June 13, 2011, to realign our resources. The plan and related charges are further discussed below under "Results of Operations."

We conduct our annual impairment test of goodwill as of the Sunday closest to the end of the third fiscal quarter of each year. Impairment of goodwill is tested at our reporting unit level. Management determined the UPP Segment and R&C Segment each have two reporting units. In estimating the fair value of the reporting units, we make estimates and judgments about our future cash flows using an income approach defined as Level 3 inputs under fair value measurement standards. The income approach, specifically a discounted cash flow analysis, included assumptions for, among others, forecasted revenue, gross margin, operating income, working capital cash flow, perpetual growth rates and long-term discount rates, all of which require significant judgment by management. The sum of the fair values of our reporting units are also compared to our external market capitalization to determine the appropriateness of our assumptions and adjusted, if appropriate. These assumptions took into account the current industry environment and its impact on our business. Based on the impairment test as of October 2, 2011, we determined that the carrying value of the UPP-International, UPP-Americas, and Residential and Light Commercial reporting units exceeded their fair value. As a result, we recorded a goodwill impairment loss of $309.5 million, representing all of the goodwill associated with these reporting units. As of October 2, 2011, the fair value of the remaining reporting unit exceeded the carrying value under the first step of the goodwill impairment test. Therefore, goodwill was not impaired with respect to the reporting unit.

We additionally review our intangible assets for impairment whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. Triggering events for an impairment review may include indications such as adverse industry or economic trends, lower than projected operation results or cash flows, or sustained decline in our stock price or market capitalization. During the three months ended October 2, 2011, we determined that the carrying value of certain intangible assets related to strategic acquisitions of EPC and O&M project pipelines in Europe were no longer recoverable and therefore recognized an impairment loss of $40.3 million in the three and nine months ended October 2, 2011.

Critical Accounting Policies and Estimates

These condensed consolidated financial statements and accompanying notes should be read in conjunction with our annual consolidated financial statements and notes thereto contained in the fiscal 2010 Form 10-K.

There have been no significant changes in our significant accounting policies for the three months ended October 2, 2011, as compared to the significant accounting policies described in the fiscal 2010 Form 10-K.

Recent Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (“FASB”) amended its fair value principles and disclosure requirements. The amended fair value guidance states that the concepts of highest and best use and valuation premise are only relevant when measuring the fair value of nonfinancial assets and prohibits the grouping of financial instruments for purposes of determining their fair values when the unit of account is specified in other guidance. The amendment will be effective for us on January 2, 2012. We do not anticipate that this amendment will have a material impact on its financial statements.

In June 2011, the FASB amended its disclosure guidance related to the presentation of comprehensive income. This amendment eliminates the option to report other comprehensive income and its components in the statement of changes in equity and requires presentation and reclassification adjustments on the face of the income statement. The amendment will be effective for us on January 2, 2012 and will not have any impact on our financial position, but will impact our financial statement presentation.

In September 2011, the FASB amended its goodwill guidance by providing entities an option to use a qualitative approach to test goodwill for impairment. An entity will be able to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If it is concluded that this is the case, it is necessary to perform the currently prescribed two step goodwill impairment test. Otherwise, the two-step goodwill impairment test is not required. The amendment will be effective for us on January 2, 2012. We do not anticipate that this

Index

amendment will have a material impact on its financial statements.

Results of Operations

Revenue

	Three Months Ended		Nine Months Ended
(In thousands)	October 2, 2011	October 3, 2010	October 2, 2011	October 3, 2010
Utility and power plants	$324,542	$257,803	$872,890	$521,896
Residential and commercial	380,885	292,842	876,210	760,261
Total revenue	$705,427	$550,645	$1,749,100	$1,282,157

Total Revenue:  During the three and nine months ended October 2, 2011, our total revenue was $705.4 million and $1,749.1 million, respectively, an increase of 28% and 36% from total revenue reported in each of the comparable periods in fiscal 2010. The increase in our total revenue during the three and nine months ended October 2, 2011 compared to the same periods in fiscal 2010 was attributable to revenue related to the development of several large scale projects in North America and Europe, as well as the continuous growth of our third-party global dealer network to adjust to demand in the geographical regions in which we do business. In the three and nine months ended October 2, 2011, we recognized revenue on 236.8 MW and 559.8 MW, respectively, of solar power products sold through both our UPP and R&C Segments as compared to 145.9 MW and 357.1 MW, respectively, sold during the comparable periods in fiscal 2010, representing an increase of 62% and 57%, respectively. The increase in our total revenue was partially offset by declining average selling prices and mix of our solar power products.

Sales outside North America represented 48% and 46% of total revenue for the three and nine months ended October 2, 2011, respectively, as compared to 68% for both the three and nine months ended October 3, 2010. The shift in revenue by geography in the three and nine months ended October 2, 2011 as compared to the comparable periods in fiscal 2010 was due to increasing demand in the United States for our solar power products due to additional federal and state initiatives supporting attractive solar incentives within the residential, commercial and utility sectors, as well as a slowdown in project development and component shipments in Europe due to changes in government incentives.

Concentrations: We had two and one customers that accounted for 10 percent or more of total revenue in the three and nine months ended October 2, 2011, respectively. We had two and zero customers that accounted for 10 percent or more of total revenue in the three and nine months ended October 3, 2010, respectively.

		Three Months Ended		Nine Months Ended
(As a percentage of total revenue)		October 2, 2011	October 3, 2010	October 2, 2011	October 3, 2010
Significant Customer:	Business Segment
Customer A	Utility and power plants	10%	*	10%	*
Customer B	Utility and power plants	11%	*	*	*
Customer C	Utility and power plants	*	12%	*	*
Customer D	Utility and power plants	*	10%	*	*

*	denotes less than 10% during the period

UPP Revenue: UPP revenue for the three and nine months ended October 2, 2011 was $324.5 million and $872.9 million, respectively, which accounted for 46% and 50%, respectively, of total revenue. UPP revenue for the three and nine months ended October 2, 2011 increased 26% and 67%, respectively, as compared to the three and nine months ended October 3, 2010 due to revenue related to large scale projects completed or under construction in North America and Europe, including projects acquired and sold as part of our strategic acquisition in March 2010.

The increase in UPP revenue during the three and nine months ended October 2, 2011 as compared to same period in

Index

2010 was primarily driven by additional revenue recognized under the percentage-of-completion method for several power plants under construction including a 20 MW solar power plant in Ontario, Canada, and three solar power plants under construction in the United States totaling 60 MW. Two power plants in Italy totaling 14 MW were completed and subsequently sold in the third quarter of fiscal 2011. Component sales also increased period over period and amounted to 56.0 MW and 122.2 MW in the three and nine months ended October 2, 2011, respectively, as compared to 23.5 MW and 89.6 MW in the three and nine months ended October 3, 2010.

R&C Revenue:  R&C revenue for the three and nine months ended October 2, 2011 was $380.9 million and $876.2 million, respectively, or 54% and 50%, respectively, of total revenue. R&C revenue for the three and nine months ended October 2, 2011 increased 30% and 15%, respectively, as compared to the three and nine months ended October 3, 2010 due to growing demand for our solar power products in the residential and commercial markets, specifically in rooftop and ground-mounted commercial projects in North America, particularly the United States, due to federal state and local initiatives supporting solar power projects. These increases were partially offset by the change in European government incentives which adversely impacted the overall market for solar products and further drove down average selling prices in all regions. Our third-party global dealer network was composed of more than 1,750 dealers worldwide at the end of the third quarter in fiscal 2011, an increase of approximately 350 dealers from the third quarter in fiscal 2010.

Cost of Revenue

	Three Months Ended
	UPP		R&C		Consolidated
(Dollars in thousands)	October 2, 2011	October 3, 2010	October 2, 2011	October 3, 2010	October 2, 2011	October 3, 2010
Amortization of other intangible assets	$63	$946	$—	$1,745	$63	$2,691
Stock-based compensation	1,762	2,442	1,948	1,941	3,710	4,383
Non-cash interest expense	193	293	202	270	395	563
Loss on change in European government incentives	—	—	—	—	—	—
Materials and other cost of revenue	283,519	208,845	341,616	221,578	625,135	430,423
Total cost of revenue	$285,537	$212,526	$343,766	$225,534	$629,303	$438,060
Total cost of revenue as a percentage of revenue	88%	82%	90%	77%	89%	80%
Total gross margin percentage	12%	18%	10%	23%	11%	20%

Index

	Nine Months Ended
	UPP		R&C		Consolidated
(Dollars in thousands)	October 2, 2011	October 3, 2010	October 2, 2011	October 3, 2010	October 2, 2011	October 3, 2010
Amortization of other intangible assets	$230	$2,409	$195	$5,994	$425	$8,403
Stock-based compensation	5,061	5,265	5,843	5,759	10,904	11,024
Non-cash interest expense	1,179	969	1,006	1,165	2,185	2,134
Loss on change in European government incentives	29,082	—	19,381	—	48,463	—
Materials and other cost of revenue	762,028	412,535	741,155	575,882	1,503,183	988,417
Total cost of revenue	$797,580	$421,178	$767,580	$588,800	$1,565,160	$1,009,978
Total cost of revenue as a percentage of revenue	91%	81%	88%	77%	89%	79%
Total gross margin percentage	9%	19%	12%	23%	11%	21%

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

During the three and nine months ended October 2, 2011, total cost of revenue was $629.3 million and $1,565.2 million, respectively, which represented an increase of 44% and 55%, respectively, period over period. The increase in total cost of revenue partly corresponds with the increase of 28% and 36%, respectively, in total revenue during the three and nine months ended October 2, 2011 compared to the three and nine months ended October 3, 2010. As a percentage of total revenue, total cost of revenue increased to 89% in both the three and nine months ended October 2, 2011 as compared to 80% and 79%, respectively, in the three and nine months ended October 3, 2010. The increase in total cost of revenue as a percentage of total revenue is primarily due to: (i) a 62% and 57% increase in total MW of solar power products sold during the three and nine months ended October 2, 2011, respectively, as compared to the respective periods in fiscal 2010, accompanied by an overall reduction in average selling prices of our solar power products period over period; (ii) additional anticipated costs associated with the ramp up of AUO SunPower Sdn. Bhd's ("AUOSP") solar cell manufacturing facility in Malaysia which became operational in December 2010; and (iii) an increase in output generated at our two solar cell manufacturing facilities. During the three and nine months ended October 2, 2011, our two solar cell manufacturing facilities produced 161.4 MW and 483.6 MW, respectively, as compared to the three and nine months ended October 3, 2010 when we produced 152.1 MW and 425.4 MW, respectively. Additionally contributing to the increase in total cost of revenue is $48.5 million in charges incurred in the second quarter of fiscal 2011 associated with the change in European government incentives, including (i) a $16.0 million write-down of project asset costs based on changes in fair value and our ability to develop, commercialize and sell active projects within Europe, and (ii) $32.5 million related to the write-down of third-party inventory and costs associated with the termination of third-party solar cell supply contracts resulting from lower demand and average selling price in certain areas of Europe.

UPP Gross Margin: Gross margin for our UPP Segment was $39.0 million and $75.3 million for the three and nine months ended October 2, 2011, respectively, or 12% and 9%, respectively, of UPP revenue. UPP gross margin for the three and nine months ended October 2, 2011 primarily decreased due to: (i) an increase in costs on certain power plant projects under construction; and (ii) reductions in the average selling price of components. Also contributing to the decline in gross margin were charges relating to the change in European government incentives totaling $29.1 million including (i) a $16.0 million write-down of project asset costs to estimated fair value based on changes in our ability to develop, commercialize and sell active projects within Europe, and (ii) $13.1 million related to the write-down of acquired third-party inventory and costs associated with the termination of third-party solar cell supply contracts as described above. Partially offsetting the decline in

Index

gross margin for our UPP Segment was an increase in component sales in North America and Europe, which typically have higher gross margin percentages than our utility projects.

R&C Gross Margin: Gross margin for our R&C Segment was $37.1 million and $108.6 million for the three and nine months ended October 2, 2011, respectively, or 10% and 12%, respectively, of R&C revenue. Gross margin decreased in both periods primarily due to: (i) overall reduction in average selling prices of our solar products; (ii) increased mix of third party panels in the second and third quarters of fiscal 2011, which generally have a lower margin; and (iii) $19.4 million in charges incurred in the second quarter of fiscal 2011 related to the write-down of acquired third-party inventory and costs associated with the termination of third-party solar cell supply contracts as a result of the change in European government incentives as described above. These decreases were partially offset by increased activity and installations of rooftop and ground-mounted projects in the commercial sector in North America.

Research and Development ("R&D")

	Three Months Ended		Nine Months Ended
(Dollars in thousands)	October 2, 2011	October 3, 2010	October 2, 2011	October 3, 2010
Stock-based compensation	$1,608	$1,886	$5,112	$5,822
Non-cash interest expense	2	—	2	—
Other R&D	11,054	11,496	36,451	29,173
Total R&D	$12,664	$13,382	$41,565	$34,995
As a percentage of revenue	2%	2%	2%	3%

During the three and nine months ended October 2, 2011, R&D expense was $12.7 million and $41.6 million, respectively, which represents a decrease of 5% and an increase of 19%, respectively, period over period. The decrease in our investment in R&D during the three months ended October 2, 2011 as compared to the same period in fiscal 2010 resulted primarily from reduced personnel related expense (including salary, employee benefits and stock based compensation) as well as a reduction in consulting on government contracts and certification due to the phase out of certain government programs during fiscal 2010.

The increase in our investment in R&D during the nine months ended October 2, 2011 as compared to the same period in fiscal 2010 resulted primarily from costs related to the improvement of our current generation solar cell manufacturing technology, development of our next generation of solar cells, solar panels, trackers and rooftop systems, and development of systems performance monitoring products.

Both the three and nine months ended October 2, 2011 had a decrease in cost reimbursements received from government entities in the United States from $1.3 million and $5.2 million in the three and nine months ended October 3, 2010, respectively, to $0.3 million and $0.7 million the three and nine months ended October 2, 2011, respectively, due to the phase out of related programs during fiscal 2010, such as the Solar America Initiative R&D agreement with the United States Department of Energy. As of October 2, 2011 we have executed three new research and development agreements with the United States federal government and California state agencies. Further payments received under these contracts will offset some of our R&D expense in future periods.

Sales, General and Administrative ("SG&A")

	Three Months Ended		Nine Months Ended
(Dollars in thousands)	October 2, 2011	October 3, 2010	October 2, 2011	October 3, 2010
Amortization of other intangible assets	$6,619	$8,887	$20,189	$19,636
Stock-based compensation	6,531	9,396	21,813	21,218
Total investment related costs	429	—	13,552	—
Amortization of promissory notes	134	6,022	2,122	8,941
Non-cash interest expense	20	—	22	—
Other SG&A	62,596	66,710	185,666	183,876
Total SG&A	$76,329	$91,015	$243,364	$233,671
As a percentage of revenue	11%	17%	14%	18%

Index

During the three and nine months ended October 2, 2011, SG&A expense was $76.3 million and $243.4 million, respectively, which represents a decrease of 16% and an increase of 4%, respectively, from SG&A expense reported in the comparable periods of fiscal 2010. The decrease in the three months ended October 2, 2011 as compared to the three months ended October 3, 2010 is primarily driven by our cost-control strategy implemented in response to the changes in the European market, including the overall reduction of consulting charges, specifically in Europe. The decrease is also attributable to a reduction in legal and other professional services as significant acquisition and integration related costs were incurred subsequent to our strategic acquisition in March 2010.

The increase in SG&A expense during the nine months ended October 2, 2011 as compared to the same period in fiscal 2010 resulted primarily from higher spending in all of our functional areas to support the growth of our business, as well as additional operating and development expenses consolidated into our financial results subsequent to our strategic acquisition in March 2010 including additional amortization associated with other intangible assets related to acquired project assets which were subsequently impaired in the third quarter of fiscal 2011. The increase in SG&A expense over the above period is additionally related to: (i) non-recurring transaction expenses of $13.1 million incurred in connection with the April 28, 2011 Tender Offer Agreement with Total; (ii) sales and marketing spending to expand our third-party global dealer network and global branding initiatives; and (iii) additional personnel related expense (including salary, employee benefits, stock-based compensation costs and commission) as well as rent and facility related expenses as a result of increased headcount. The increase in SG&A expense period over period is partially offset by our cost-control strategy implemented in response to the changes in the European market, and the resulting restructuring and $4.4 million of expenses incurred in the first quarter of fiscal 2010 associated with our Audit Committee's independent investigation of certain accounting entries primarily related to cost of goods sold by our Philippines operations.

Goodwill and Other Intangible Asset Impairment

	Three Months Ended		Nine Months Ended
(In thousands)	October 2, 2011	October 3, 2010	October 2, 2011	October 3, 2010
Goodwill impairment	$309,457	$—	$309,457	$—
Other intangible asset impairment	$40,301	$—	$40,301	$—
	$349,758	$—	$349,758	$—
As a percentage of revenue	50%	—%	20%	—%

We conduct our annual impairment test of goodwill as of the Sunday closest to the end of the third fiscal quarter of each year. Impairment of goodwill is tested at our reporting unit level. Management determined the UPP Segment and R&C Segment each have two reporting units, UPP-International and UPP-Americas for UPP Segment, and Residential and Light Commercial and North American Commercial for R&C Segment. Based on the impairment test as of October 2, 2011, as further described above under "Change in European Market", we determined that the carrying value of the UPP-International, UPP-Americas, and Residential and Light Commercial reporting units exceeded their fair value. As a result, we recorded a goodwill impairment loss of $309.5 million, representing all of the goodwill associated with these reporting units.  As of October 2, 2011, the fair value of the remaining reporting unit exceeded the carrying value under the first step of the goodwill impairment test, therefore, goodwill was not impaired (see Note 4).

We additionally review our intangible assets for impairment whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. During the three months ended October 2, 2011, we determined the carrying value of certain intangible assets related to strategic acquisitions of EPC and O&M project pipelines in Europe were no longer recoverable and therefore recognized an impairment loss of $40.3 million in the three and nine months ended October 2, 2011 (see Note 4).

Restructuring Charges

	Three Months Ended		Nine Months Ended
(In thousands)	October 2, 2011	October 3, 2010	October 2, 2011	October 3, 2010
Restructuring charges	$637	$—	$13,945	$—
As a percentage of revenue	—%	—%	1%	—%

In response to reductions in European government incentives, primarily in Italy, which have had a significant impact on

Index

the global solar market, on June 13, 2011, our Board of Directors approved a restructuring plan to realign our resources. During the three and nine months ended October 2, 2011, restructuring charges recognized in the Condensed Consolidated Statements of Operations amounted to $0.6 million and $13.9 million, respectively. Restructuring charges recognized during the three and nine months ended October 2, 2011 in the Condensed Consolidated Statements of Operations consisted of zero and $12.3 million, respectively, of employee severance and benefits, which includes $1.4 million of compensation associated with the accelerated vesting of promissory notes previously issued as consideration for an acquisition completed in the first quarter of fiscal 2010, zero and $0.7 million, respectively, of lease and related termination costs, and $0.6 million and $0.9 million, respectively, of legal and other related charges.

The above restructuring plan eliminates approximately 85 positions, or 2% of our workforce, in addition to the consolidation or closure of certain facilities in Europe. We expect to record restructuring charges of up to $22.0 million, related to the UPP Segment in the twelve months following the approval and implementation of the plan, of which $0.6 million and $13.9 million has been recognized in the three and nine months ending October 2, 2011, respectively. We expect greater than 90% of restructuring related charges to be cash.

Other Income (Expense), Net

	Three Months Ended		Nine Months Ended
(In thousands)	October 2, 2011	October 3, 2010	October 2, 2011	October 3, 2010
Interest income	$206	$742	$1,437	$1,294
Non-cash interest expense	$(6,363)	$(5,844)	$(18,903)	$(20,041)
Other interest expense	(10,733)	(8,924)	(29,511)	(24,977)
Total interest expense	$(17,096)	$(14,768)	$(48,414)	$(45,018)
Gain on sale of equity interest in unconsolidated investee	$10,989	$—	$10,989	$—
Gain on change in equity interest in unconsolidated investee	$—	$—	$322	$28,348
Gain on deconsolidation of consolidated subsidiary	$—	$36,849	$—	$36,849
Gain (loss) on mark-to-market derivatives	$472	$(2,967)	$331	$28,885
Other, net	$8,015	$(11,947)	$(10,719)	$(28,344)
Other income (expense), net	$2,586	$7,909	$(46,054)	$22,014

Interest expense during the three and nine months ended October 2, 2011 primarily related to debt under our senior convertible debentures, fees for our outstanding letters of credit with Deutsche Bank AG New York Branch ("Deutsche Bank"), the mortgage loan with International Finance Corporation ("IFC"), debt under the loan agreement with California Enterprise Development Authority ("CEDA"), and debt under the revolving credit facilities with Union Bank, N.A. ("Union Bank") and Société Générale, Milan Branch ("Société Générale"). Interest expense during the three and nine months ended October 3, 2010 primarily related to issuances of our senior convertible debentures and borrowings under the facility agreement with the Malaysian government (deconsolidated in the third quarter of fiscal 2010), fees for our outstanding letters of credit with Deutsche Bank, and acquired debt. The increase in interest expense of 16% in the three months ended October 2, 2011 and 8% in the nine months ended October 2, 2011 as compared to the same periods in fiscal 2010 was due to additional indebtedness related to our $250.0 million in principal amount of 4.50% senior cash convertible debentures ("4.50% debentures") issued in April 2010, approximately €75.0 million borrowed from Société Générale in November 2010 under the revolving credit facility, as well as the $50.0 million borrowed from Union Bank in July 2011, both of which were repaid and terminated in September 2011 in connection with a borrowing of $250.0 million under a new Revolving Credit Agreement with Credit Agricole Corporate and Investment Bank ("Credit Agricole") that provides up to $275.0 million of revolving loans, outstanding borrowings up to $75.0 million under our mortgage loan agreement with IFC beginning in November 2010, and $30 million borrowed under our loan agreement with CEDA in December 2010.

During the third quarter of 2011, we recorded a cash gain of $11.0 million from the sale of 2.9 million shares of Woongjin Energy Co., Ltd (“Woongjin Energy”) in the third quarter of fiscal 2011, which decreased our equity ownership from 31% to 27%. Non-cash gains recorded due to the dilution of our equity interest in Woongjin Energy as a result of Woongjin Energy's issuance of additional equity to other investors amounted to $0.3 million and $28.3 million in the nine months ended October 2, 2011 and October 3, 2010, respectively. The resulting impact of such dilution on our equity interest was immaterial in the nine months ended October 2, 2011. Subsequent to Woongjin Energy's completion of its initial public offering and sale of

Index

15.9 million new shares of common stock in the second quarter of fiscal 2010, our equity interest decreased from 42% to 31% of Woongjin Energy's outstanding equity.

The $0.5 million and $0.3 million net gain on mark-to-market derivatives in the three and nine months ended October 2, 2011, respectively, related to the change in fair value of the following derivative instruments associated with the 4.50% debentures: (i) the embedded cash conversion option; and (ii) the bond hedge transaction. The $3.0 million net loss and $28.9 million net gain on mark-to-market derivatives during the three and nine months ended October 3, 2010, respectively, related to the change in fair value of the following derivative instruments associated with the 4.50% debentures: (i) the embedded cash conversion option; (ii) the over-allotment option; (iii) the bond hedge transaction; and (iv) the warrant transaction. The changes in fair value of these derivatives are reported in our Condensed Consolidated Statements of Operations until such transactions settle or expire. The over-allotment option derivative settled on April 5, 2010 when the initial purchasers of the 4.50% debentures exercised the $30.0 million over-allotment option in full. As a result of the terms of the warrants being amended and restated so that they are settled in shares of our class A common stock rather than in cash, the warrants have not required mark-to-market accounting treatment subsequent to December 23, 2010.

The following table summarizes the components of Other, net:

	Three Months Ended		Nine Months Ended
(In thousands)	October 2, 2011	October 3, 2010	October 2, 2011	October 3, 2010
Loss on derivatives and foreign exchange	$12,426	$(12,316)	$(6,679)	$(29,930)
Gain (loss) on sale of investments	—	—	(191)	1,572
Other income (expense), net	(4,411)	369	(3,849)	14
Total other, net	$8,015	$(11,947)	$(10,719)	$(28,344)

Other, net was comprised of gains totaling $8.0 million and expenses of $10.7 million during the three and nine months ended October 2, 2011, respectively, consisting primarily of: (i) expenses totaling $0.8 million and $14.4 million, respectively, from expensing the time value of option contracts and forward points on forward exchange contracts of effective cash flow hedges; and (ii) gains totaling $13.2 million and $7.7 million, respectively, on foreign currency derivatives and foreign exchange largely due to the volatility in the currency markets. In addition, we have an active hedging program designed to reduce our exposure to movements in foreign currency exchange rates. As a part of this program, we designate certain derivative transactions as effective cash flow hedges of anticipated foreign currency revenues and record the effective portion of changes in the fair value of such transactions in "Accumulated other comprehensive income (loss)" in our Condensed Consolidated Balance Sheets until the anticipated revenues have occurred, at which point the associated income or loss would be recognized in revenue. In the nine months ended October 2, 2011, in connection with the decline in forecasted revenue, we reclassified an amount held in "Accumulated other comprehensive income (loss)" for certain previously anticipated transactions which did not occur or are now probable not to occur, which totaled a loss of $4.5 million.

Other, net was comprised of expenses totaling $11.9 million and $28.3 million during the three and nine months ended October 3, 2010, respectively, consisting primarily of: (i) losses totaling $11.3 million and $20.9 million, respectively, from expensing the time value of option contracts and forward points on forward exchange contracts; and (ii) losses totaling $1.0 million and $9.0 million, respectively, on foreign currency derivatives and foreign exchange largely due to the volatility in the current markets. These expenses during the three and nine months ended October 3, 2010 were partially offset by a gain on distributions from certain money market funds in the first quarter of fiscal 2010.

Income Taxes

	Three Months Ended		Nine Months Ended
(Dollars in thousands)	October 2, 2011	October 3, 2010	October 2, 2011	October 3, 2010
Provision for income taxes	$(11,077)	$(3,376)	$(17,963)	$(19,493)
As a percentage of revenue	2%	1%	1%	2%

In the three and nine months ended October 2, 2011, our income tax provision of $11.1 million and $18.0 million, respectively, on a loss from continuing operations before income taxes and equity in earnings of unconsolidated investees of $360.7 million and $510.7 million, respectively, was primarily due to projected tax expense in profitable foreign jurisdictions. In the three and nine months ended October 3, 2010, our income tax provision was $3.4 million and $19.5 million, respectively, on income from continuing operations before income taxes and equity in earnings of unconsolidated investees of $16.1 million

Index

and $25.5 million, respectively, was primarily due to domestic and foreign income in certain jurisdictions, nondeductible amortization of purchased intangible assets, nondeductible stock compensation, amortization of debt discount from convertible debentures, gain on change in our equity interest in Woongjin Energy, mark-to-market fair value adjustments, changes in the valuation allowance on deferred tax assets, and discrete stock option deductions.

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

We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. In assessing the need for a valuation allowance, we consider historical levels of income, expectations and risks associated with the estimates of future taxable income and ongoing prudent and feasible tax planning strategies. In the event we determine that we would be able to realize additional deferred tax assets in the future in excess of the net recorded amount, or if we subsequently determine that realization of an amount previously recorded is unlikely, we would record an adjustment to the deferred tax asset valuation allowance, which would change income tax in the period of adjustment. As of October 2, 2011, we believe there is insufficient evidence to realize additional deferred tax assets in fiscal 2011.

Equity in Earnings of Unconsolidated Investees

	Three Months Ended		Nine Months Ended
(Dollars in thousands)	October 2, 2011	October 3, 2010	October 2, 2011	October 3, 2010
Equity in earnings of unconsolidated investees	$971	$5,825	$7,932	$10,973
As a percentage of revenue	—%	1%	—%	1%

Our equity in earnings of unconsolidated investees was net gains of $1.0 million and $7.9 million for the three and nine months ended October 2, 2011, respectively, as compared to net gains of $5.8 million and $11.0 million in the three and six months ended October 3, 2010, respectively.

Our share of Woongjin Energy's income totaled $3.7 million and $10.4 million in the three and nine months ended October 2, 2011, respectively, as compared to $5.7 million and $10.5 million in the three and nine months ended October 3, 2010, respectively. The change in our equity share of Woongjin Energy's earnings period over period is attributable to overall declines in gross margin and the decrease in our equity ownership through dilution and sale. Our share of First Philec Solar Corporation's (“First Philec Solar”) income totaled zero and $0.7 million in the three and nine months ended October 2, 2011, respectively, as compared to $0.1 million and $0.4 million in the three and nine months ended October 3, 2010, respectively. The change in our equity share of First Philec Solar's earnings period over period represents the growth of the joint ventures' operations and changes in our equity ownership. Our share of AUOSP's loss totaled $2.7 million and $3.1 million in the three and nine months ended October 2, 2011, respectively.

Income from Discontinued Operations, Net of Taxes

	Three Months Ended		Nine Months Ended
(Dollars in thousands)	October 2, 2011	October 3, 2010	October 2, 2011	October 3, 2010
Income from discontinued operations, net of taxes	$—	$1,570	$—	$9,466

In connection with a strategic acquisition on March 26, 2010, we acquired a European project company, Cassiopea PV S.r.l (“Cassiopea”), operating a previously completed 20 MWac solar power plant in Montalto di Castro, Italy. In the period in which our asset is classified as held-for-sale, we are required to segregate for all periods presented the related assets, liabilities and results of operations associated with that asset as discontinued operations. On August 5, 2010, we sold the assets and liabilities of Cassiopea. Therefore, results of operations were classified as “Income from discontinued operations, net of taxes” in the Condensed Consolidated Statement of Operations in the three and nine months ended October 3, 2010.

Liquidity and Capital Resources

Index

Cash Flows

A summary of the sources and uses of cash and cash equivalents is as follows:

	Nine Months Ended
(In thousands)	October 2, 2011	October 3, 2010
Net cash used in operating activities of continuing operations	$(258,980)	$(71,720)
Net cash used in investing activities of continuing operations	(76,398)	(322,469)
Net cash provided by financing activities of continuing operations	107,821	19,763

Operating Activities

Net cash used in operating activities of continuing operations of $259.0 million in the nine months ended October 2, 2011 was primarily the result of: (i) a net loss of $520.8 million; (ii) increases in inventories and project assets of $120.8 million and $43.2 million, respectively, for construction of future and current projects in North America and Europe; (iii) increases in prepaid and other assets of $123.0 million primarily associated with outstanding receivables due and receivable from our joint ventures. Net cash used in operating activities was partially offset by: (i) non-cash impairment charges totaling $382.2 million associated with goodwill and other intangible asset impairment in the third quarter of fiscal 2011 as well as inventories and project asset write-downs in the second quarter of fiscal 2011 associated with the change in European government incentives; (ii) other non-cash charges of $170.1 million primarily related to depreciation and amortization, stock based compensation, and non-cash interest charges; and (iii) a net decrease of $15.7 million in other operating assets and liabilities, partially offset by non-cash income of $19.2 million related to our equity share in earnings of joint ventures and gains associated with the sale of our equity interest in Woongjin Energy.

Net cash used in operating activities of continuing operations of $71.7 million in the nine months ended October 3, 2010 was primarily the result of: (i) increases in inventories and project assets of $84.2 million and $146.3 million, respectively, for construction of future and current projects in Italy; (ii) increases in costs and estimated earnings in excess of billings of $80.7 million related to contractual timing of system project billings; as well as (iii) other net charges in operating assets and liabilities of $85.7 million, partially offset by (i) income from continuing operations of $17.0 million and (ii) an increase in accounts payable and other accrued liabilities of $219.1 million. Net non-cash charges and other adjustments to net income from continuing operations amounted to $89.0 million and were primarily the result of $194.1 million associated with depreciation and amortization, stock based compensation, and non-cash interest charges, offset by non-cash gains of $105.1 million attributable to our equity share in earnings of joint ventures, gain on deconsolidation of AUOSP, gain on change in equity interest in Woongjin Energy and a net gain on mark-to-market derivatives.

Investing Activities

Net cash used in investing activities of continuing operations in the nine months ended October 2, 2011 was $76.4 million, of which: (i) $85.5 million related to capital expenditures primarily associated with improvements to our current generation solar cell manufacturing technology, leasehold improvements associated with new offices leased in San Jose, California, and other projects; (ii) $80.0 million related to additional cash investments in our AUOSP joint venture; and (iii) $9.0 million in purchases of marketable securities. Cash used in investing activities was partially offset by: (i) $43.8 million in proceeds received related to the sale of debt securities and distributions on certain money market funds; (ii) $24.0 million in proceeds from the sale of a portion of our equity interest in our Woongjin Energy joint venture on the open market; and (iii) a decrease in restricted cash of $29.8 million.

Net cash used in investing activities of continuing operations in the nine months ended October 3, 2010 was $322.5 million, of which: (i) $104.6 million relates to capital expenditures primarily associated with the continued construction of our third solar cell manufacturing facility in Malaysia prior to deconsolidation on July 5, 2010; (ii) $272.7 million in cash was paid for the acquisition of SunRay, net of cash acquired; (iii) $12.9 million relates to cash of AUOSP that was deconsolidated on July 5, 2010; and (iv) $3.8 million relates to cash paid for investments in AUOSP and non-public companies. Cash used in investing activities was partially offset by: (i) $64.7 million of decreases in restricted cash and cash equivalents primarily due to the deconsolidation of AUOSP and the repayment of the Piraeus Bank loan; (ii) $5.3 million in proceeds received from the sale of equipment to a third-party subcontractor; and (iii) $1.6 million on money market fund distributions.

Financing Activities

Index

Net cash provided by financing activities of continuing operations in the nine months ended October 2, 2011 was $107.8 million and reflects cash received of: (i) $489.2 million in cash proceeds from gross drawdowns under the Union Bank, Société Générale and Credit Agricole revolving credit facilities; (ii) $4.0 million from stock option exercises; and (iii) $2.3 million in cash proceeds in conjunction with warrant holders' exercise of their rights to reduce warrant exercise prices (see Note 10). Cash provided by financing activities in the nine months ended October 2, 2011 was partially offset by: (i) $377.1 million repayment on outstanding balances under the Union Bank and Société Générale revolving credit facilities; and (ii) $10.6 million in purchases of stock for tax withholding obligations on vested restricted stock.

Net cash provided by financing activities of continuing operations in the nine months ended October 3, 2010 was $19.8 million and reflects cash received of: (i) $230.5 million in net proceeds from the issuance of $250.0 million in principal amount of our 4.50% debentures, after reflecting the payment of the net cost of the call spread overlay; and (ii) $0.7 million from stock option exercises. Cash received in the nine months ended October 3, 2010 was partially offset by: (i) repurchase of $143.8 million in principal amount of our 0.75% debentures; (ii) $63.6 million in repayments of bank loans, including $30.0 million to Union Bank to terminate our $30.0 million term loan and $33.6 million to Piraeus Bank to terminate our current account overdraft agreement in Greece; (iii) $1.4 million in net cash outflow from the issuance of project loans and subsequent assumption by customers; and (iv) $2.5 million for treasury stock purchases that were used to pay withholding taxes on vested restricted stock.

Debt and Credit Sources

Convertible Debentures

As of both October 2, 2011 and January 2, 2011, an aggregate principal amount of $250.0 million of the 4.50% debentures remain issued and outstanding. Interest on the 4.50% debentures is payable on March 15 and September 15 of each year. The 4.50% debentures mature on March 15, 2015. The 4.50% debentures are convertible only into cash, and not into shares of our class A common stock (or any other securities). Prior to December 15, 2014, the 4.50% debentures are convertible only upon specified events and, thereafter, they will be convertible at any time, based on an initial conversion price of $22.53 per share of our class A common stock. The conversion price will be subject to adjustment in certain events, such as distributions of dividends or stock splits. Upon conversion, we will deliver an amount of cash calculated by reference to the price of our class A common stock over the applicable observation period. We may not redeem the 4.50% debentures prior to maturity. Holders may also require us to repurchase all or a portion of their 4.50% debentures upon a fundamental change, as defined in the debenture agreement, at a cash repurchase price equal to 100% of the principal amount plus accrued and unpaid interest. In the event of certain events of default, such as our failure to make certain payments or perform or observe certain obligations thereunder, Wells Fargo, the trustee, or holders of a specified amount of then-outstanding 4.50% debentures will have the right to declare all amounts then outstanding due and payable. Concurrent with the issuance of the 4.50% debentures, we entered into privately negotiated convertible debenture hedge transactions and warrant transactions which represent a call spread overlay with respect to the 4.50% debentures ("the “CSO2015”), assuming full performance of the counterparties and 4.50% Warrants strike prices in excess of the conversion price of the 4.50% debentures. According to the counterparties to the warrants, the consummation of the Total Tender Offer triggered their rights to make a downward adjustment to the strike price of the warrants. In the third quarter of fiscal 2011, the Company and the counterparties to the 4.50% Warrants agreed to reduce the exercise price of the 4.50% Warrants from $27.03 to $24.00. Please see “Conversion of our outstanding 1.25% and 4.75% debentures, our warrants related to our outstanding 4.50% and 4.75% debentures, and future substantial issuances or dispositions of our class A or class B common stock or other securities, could dilute ownership and earnings per share or cause the market price of our stock to decrease.” in “Part I. Item 1A: Risk Factors” in the fiscal 2010 Form 10-K.

As of both October 2, 2011 and January 2, 2011, an aggregate principal amount of $230.0 million of the 4.75% senior convertible debentures ("4.75% debentures") remain issued and outstanding. Interest on the 4.75% debentures is payable on April 15 and October 15 of each year. Holders of the 4.75% debentures are able to exercise their right to convert the debentures at any time into shares of our class A common stock at a conversion price equal to $26.40 per share. The applicable conversion rate may adjust in certain circumstances, including upon a fundamental change, as defined in the indenture governing the 4.75% debentures. If not earlier converted, the 4.75% debentures mature on April 15, 2014. Holders may also require us to repurchase all or a portion of their 4.75% debentures upon a fundamental change at a cash repurchase price equal to 100% of the principal amount plus accrued and unpaid interest. In the event of certain events of default, such as our failure to make certain payments or perform or observe certain obligations thereunder, Wells Fargo, the trustee, or holders of a specified amount of then-outstanding 4.75% debentures will have the right to declare all amounts then outstanding due and payable. Concurrent with the issuance of the 4.75% debentures, we entered into certain convertible debenture hedge transactions and warrant transactions with affiliates of certain of the underwriters of the 4.75% debentures. According to the counterparties to the warrants, the consummation of the Total Tender Offer triggered their rights to make a downward adjustment to the strike

Index

price of the warrants. In the third quarter of fiscal 2011, the Company and the counterparties to the 4.75% Warrants agreed to reduce the exercise price of the 4.75% Warrants from $38.50 to $26.40, which is no longer above the conversion price of the 4.75% debentures. Please see “Conversion of our outstanding 1.25% and 4.75% debentures, our warrants related to our outstanding 4.50% and 4.75% debentures, and future substantial issuances or dispositions of our class A or class B common stock or other securities, could dilute ownership and earnings per share or cause the market price of our stock to decrease.” in “Part I. Item 1A: Risk Factors” in the fiscal 2010 Form 10-K.

As of both October 2, 2011 and January 2, 2011, an aggregate principal amount of $198.6 million of the 1.25% s    enior convertible debentures ("1.25% debentures") remain issued and outstanding. Interest on the 1.25% debentures is payable on February 15 and August 15 of each year. The 1.25% debentures mature on February 15, 2027. Holders may require us to repurchase all or a portion of their 1.25% debentures on each of February 15, 2012, February 15, 2017 and February 15, 2022, or if we experience certain types of corporate transactions constituting a fundamental change, as defined in the indenture governing the 1.25% debentures. Any repurchase of the 1.25% debentures under these provisions will be for cash at a price equal to 100% of the principal amount of the 1.25% debentures to be repurchased plus accrued and unpaid interest. In addition, we may redeem some or all of the 1.25% debentures on or after February 15, 2012 for cash at a redemption price equal to 100% of the principal amount of the 1.25% debentures to be redeemed plus accrued and unpaid interest. As of October 2, 2011, the 1.25% debentures were reclassified from long-term liabilities to short-term liabilities within "Convertible debt, current portion" in the Condensed Consolidated Balance Sheet as the holders may require us to repurchase all of their 1.25% debentures on February 15, 2012.

As of both October 2, 2011 and January 2, 2011, an aggregate principal amount of $0.1 million of the 0.75% debentures remain issued and outstanding. Interest on the 0.75% debentures is payable on February 1 and August 1 of each year. The 0.75% debentures mature on August 1, 2027. Holders of the 0.75% debentures could require us to repurchase all or a portion of their debentures on each of August 1, 2015, August 1, 2020 and August 1, 2025, or if we experienced certain types of corporate transactions constituting a fundamental change, as defined in the indenture governing the 0.75% debentures. Any repurchase of the 0.75% debentures under these provisions will be for cash at a price equal to 100% of the principal amount of the 0.75% debentures to be repurchased plus accrued and unpaid interest. In addition, we could redeem the remaining 0.75% debentures on or after August 2, 2010 for cash at a redemption price equal to 100% of the principal amount of the 0.75% debentures to be redeemed plus accrued and unpaid interest.

Mortgage Loan Agreement with IFC

On May 6, 2010, our subsidiaries SunPower Philippines Manufacturing Ltd. ("SPML") and SPML Land, Inc. (“SPML Land”) entered into a mortgage loan agreement with IFC. Under the loan agreement, SPML may borrow up to $75.0 million during the first two years, and SPML is required to repay the amount borrowed, starting 2 years after the date of borrowing, in 10 equal semiannual installments over the following 5 years. SPML is required to pay interest of LIBOR plus 3% per annum on outstanding borrowings, and a front-end fee of 1% on the principal amount of borrowings at the time of borrowing, and a commitment fee of 0.5% per annum on funds available for borrowing and not borrowed. SPML may prepay all or a part of the outstanding principal, subject to a 1% prepayment premium. On June 9, 2011, SPML borrowed $25.0 million under the loan agreement. As of October 2, 2011 and January 2, 2011, SPML had $75.0 million and $50.0 million, respectively, outstanding under the mortgage loan agreement which is classified as "Long-term debt" in our Condensed Consolidated Balance Sheets. As of October 2, 2011, no additional amounts remained available for borrowing under the loan agreement.

Loan Agreement with CEDA

On December 29, 2010, we borrowed from CEDA the proceeds of the $30.0 million aggregate principal amount of CEDA's tax-exempt Recovery Zone Facility Revenue Bonds (SunPower Corporation - Headquarters Project) Series 2010 (the "Bonds") maturing April 1, 2031 under a loan agreement with CEDA. Certain of our obligations under the loan agreement were contained in a promissory note dated December 29, 2010 issued by us to CEDA, which assigned the promissory note, along with all right, title and interest in the loan agreement, to Wells Fargo, as trustee, with respect to the Bonds for the benefit of the holders of the Bonds. The Bonds initially bore interest at a variable interest rate (determined weekly), but at our option were converted into fixed-rate bonds (which include covenants of, and other restrictions on, us). As of January 2, 2011, the $30.0 million aggregate principal amount of the Bonds was classified as "Short-term debt" in our Condensed Consolidated Balance Sheets due to the potential for the Bonds to be redeemed or tendered for purchase on June 22, 2011 under the reimbursement agreement. On June 1, 2011, the Bonds were converted to bear interest at a fixed rate of 8.50% to maturity and the holders' rights to tender the Bonds prior to their stated maturity was removed. Therefore, the $30.0 million aggregate principal amount of the Bonds are classified as "Long-term debt" in our Condensed Consolidated Balance sheet as of October 2, 2011.

Revolving Credit Facility with Société Générale

Index

On November 23, 2010, we entered into a revolving credit facility with Société Générale under which we may borrow     up to Euro 75.0 million from Société Générale. Interest periods were monthly. On May 25, 2011 we entered into an amendment of our revolving credit facility with Société Générale which extended the maturity date to November 23, 2011. Under the amended facility we were able to borrow up to Euro 75.0 million of which amounts borrowed were able to be repaid and reborrowed until October 23, 2011. We were required to pay interest on outstanding borrowings of (1) EURIBOR plus 3.25% per annum for advances outstanding before May 26, 2011, and (2) EURIBOR plus 2.70% for advances outstanding on May 26, 2011 or thereafter; a front-end fee of 0.50% on the available borrowing; and a commitment fee of 1% per annum on funds available for borrowing and not borrowed.

As of January 2, 2011, an aggregate amount of €75.0 million, or approximately $98.0 million based on the exchange rate as of that date, remained outstanding under the revolving credit facility which is classified as "Short-term debt" in the Condensed Consolidated Balance Sheets. On September 27, 2011, the Company repaid €75.0 million, or approximately $107.7 million based on the exchange rate as of that date, of outstanding borrowings plus fees, using proceeds received from the September 2011 revolving credit facility with Credit Agricole described below, and terminated the facility.

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

As of January 2, 2011, an aggregate amount of $70.0 million was outstanding under the revolving credit facility which was classified as "Short-term debt" in our Condensed Consolidated Balance Sheet. We repaid $70.0 million of outstanding borrowings plus fees in the second quarter of fiscal 2011. On June 20, 2011, we terminated the facility and the pledge on all shares of Woongjin Energy we held.

July 2011 Uncollateralized Revolving Credit Facility with Union Bank

On July 18, 2011, we entered into a Credit Agreement with Union Bank under which we were able to borrow up to $50.0 million from Union Bank until October 28, 2011. Amounts borrowed were able to be repaid and reborrowed until October 28, 2011. All outstanding amounts under the facility were due and payable on October 31, 2011. On July 18, 2011, we drew down $50.0 million under the credit facility.

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

On September 27, 2011, we repaid $50.0 million of outstanding borrowings plus fees, using proceeds received from the July 2011 revolving credit facility with Credit Agricole described below, and terminated the facility.

April 2010 Letter of Credit Facility with Deutsche Bank

On April 12, 2010, we entered into a letter of credit facility with Deutsche Bank, as issuing bank and as administrative agent, and certain financial institutions. On May 27, 2011, we received an additional $25.0 million commitment from a financial institution under the Deutsche Bank letter of credit facility, which increased the aggregate amount of letters of credit that may be issued under the facility from $375.0 million to $400.0 million. The letter of credit facility provided for the issuance, upon our request, of letters of credit by the issuing bank in order to support our obligations. For outstanding letters of credit under the letter of credit facility we paid a fee of 0.50% plus any applicable issuances fees charged by its issuing and correspondent banks. We also paid a commitment fee of 0.20% on the unused portion of the facility. We were required to collateralize at least 50% of the dollar-denominated obligations under the issued letters of credit, and 55% of the non-dollar-denominated obligations under the issued letters of credit, with restricted cash on our Condensed Consolidated Balance Sheet.

Index

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

As of October 2, 2011, letters of credit issued under the August 2011 letter of credit facility with Deutsche Bank totaled $638.2 million.

Letter of Credit Facility with Deutsche Bank and Deutsche Bank Trust Company Americas (together, "Deutsche Bank Trust")

On September 27, 2011, we entered into a letter of credit facility with Deutsche Bank Trust which provides for the issuance, upon request by us, letters of credit to support our obligations in an aggregate amount not to exceed $200.0 million. Each letter of credit issued under the facility is fully cash-collateralized and we have entered into a security agreement with Deutsche Bank Trust, granting them a security interest in a cash collateral account established for this purpose.

As of October 2, 2011 letters of credit issued under the Deutsche Bank Trust facility amounted to $199.6 million which were fully collateralized with long-term restricted cash on the Condensed Consolidated Balance Sheets.

September 2011 Revolving Credit Facility with Credit Agricole

On September 27, 2011, we entered into a revolving credit agreement with Credit Agricole, as administrative agent, and certain financial institutions, under which we may borrow up to $275.0 million until September 27, 2013. Amounts borrowed may be repaid and reborrowed until September 27, 2013.

We are required to pay interest on outstanding borrowings of (a) with respect o any LIBO rate loan, 1.5% plus the LIBO rate divided by a percentage equal to one minus the stated maximum rate of all reserves required to be maintained against "Eurocurrency liabilities" as specified in Regulation D; (b) with respect to any alternative base loan, 0.5% plus the greater of (1) the prime rate, (2) the Federal Funds rate plus 0.5%, and (3) the one month LIBO rate plus 1%; (c) a commitment fee equal to 0.25% per annum on funds available for borrowing and not borrowed; (d) an upfront fee of 0.125% of the revolving loan commitment; and (e) arrangement fee customary for a transaction of this type.

In the event Total S.A. no longer beneficially owns 40% of the Company's issued and outstanding voting securities, the revolving credit facility would be subject to renegotiation, with a view to agreeing to amend the revolving credit facility consistent with terms and conditions and market practice for similarly situated borrowers. If we cannot reach an agreement with the lenders, we are required to prepay all principal, interest, fees and other amounts owed and the revolving credit facility will terminate.

As of October 2, 2011, $250.0 million was outstanding under the revolving credit facility with Credit Agricole which is classified as "Long term debt" on our Condensed Consolidated Balance Sheets.

Index

Liquidity

As of October 2, 2011, we had unrestricted cash and cash equivalents of $374.6 million as compared to $605.4 million as of January 2, 2011, a decrease of $230.8 million attributable to the overall decline in the business climate on the market for solar systems in Europe which has driven down demand and average selling prices for our solar panels thereby increasing inventories on hand and reducing our cash and cash equivalents. Our cash balances are held in numerous locations throughout the world, including substantial amounts held outside of the United States. The amounts held outside of the United States representing the earnings of our foreign subsidiaries, if repatriated to the United States under current law, would be subject to United States federal and state tax less applicable foreign tax credits. Repatriation of earnings that have not been subjected to U.S. tax and which have been indefinitely reinvested outside the U.S. could result in additional United States federal income tax payments in future years.

On July 5, 2010, we formed our AUOSP joint venture. Under the terms of the joint venture agreement, our subsidiary SunPower Technology, Ltd. (“SPTL") and AU Optronics Singapore Pte. Ltd. ("AUO") each own 50% of AUOSP. Both SPTL and AUO are obligated to provide additional funding to AUOSP in the future. During the second half of fiscal 2010, we, through SPTL, and AUO each contributed total initial funding of $27.9 million. In the first nine months of fiscal 2011, both SPTL and AUO each contributed an additional $80.0 million in funding and will each contribute additional amounts to the joint venture in fiscal 2012 through 2014 amounting to $241.0 million, or such lesser amount as the parties may mutually agree (see the Contractual Obligations table below). In addition, if AUOSP, SPTL or AUO requests additional equity financing to AUOSP, then SPTL and AUO will each be required to make additional cash contributions of up to $50.0 million in the aggregate. Further, we could in the future guarantee certain financial obligations of AUOSP. On November 5, 2010, we entered into an agreement with AUOSP under which we will resell to AUOSP polysilicon purchased from a third-party supplier and AUOSP will provide prepayments to us related to such polysilicon, which we will use to satisfy prepayments owed to the third-party supplier. We expect to receive prepayments from AUOSP in fiscal 2011 and 2012 total amounts of $60 million and $40 million, respectively.

Holders of our 1.25% debentures may require us to repurchase all or a portion of their 1.25% debentures on February 15, 2012. Any repurchase of our 1.25% debentures pursuant to these provisions will be for cash at a price equal to 100% of the principal amount of the 1.25% debentures to be repurchased plus accrued and unpaid interest. In addition, we may redeem some or all of our 1.25% debentures on or after February 15, 2012 for cash at a redemption price equal to 100% of the principal amount of the 1.25% debentures to be redeemed plus accrued and unpaid interest. In the first quarter of fiscal 2011, the 1.25% debentures were reclassified from long-term liabilities to short-term liabilities within "Convertible debt, current portion" in the Condensed Consolidated Balance Sheet as the holders may require us to repurchase all of their 1.25% debentures on February 15, 2012.

If the closing price of our class A common stock equaled or exceeded 125% of the initial effective conversion price governing the 1.25% debentures for 20 out of 30 consecutive trading days in the last month of any fiscal quarter, then holders of the 1.25% debentures would have the right to convert the debentures into cash and shares of our class A common stock on any day in the following fiscal quarter. Because the closing price of our class A common stock on at least 20 of the last 30 trading days during the fiscal quarter ending October 2, 2011 did not equal or exceed $70.94, or 125% of the applicable conversion price for our 1.25% debentures, holders of the 1.25% debentures are unable to exercise their right to convert the debentures, based on the market price conversion trigger, on any day in the fourth quarter of fiscal 2011. Accordingly, we classified our 1.25% debentures as long-term liabilities in our Condensed Consolidated Balance Sheet as of January 2, 2011. Due to the holders' ability to require us to repurchase all of their 1.25% debentures on February 15, 2012, as described above, the 1.25% debentures are classified as short-term liabilities in our Condensed Consolidated Balance Sheet as of October 2, 2011.

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

Under the terms of the amended warrants, we sold to affiliates of certain of the initial purchasers of the 4.50% cash convertible debentures warrants to acquire, subject to anti-dilution adjustments, up to 11.1 million shares of our class A common stock. The bond hedge and warrants described in Note 10 of Notes to the Condensed Consolidated Financial Statements represent a call spread overlay with respect to the 4.50% debentures. Assuming full performance by the counterparties (and 4.50% Warrants strike prices in excess of the conversion price of the 4.50% debentures), the transactions effectively reduce our potential payout over the principal amount on the 4.50% debentures upon conversion of the 4.50%

Index

debentures. In the third quarter of fiscal 2011, the Company and the counterparties to the 4.50% Warrants agreed to reduce the exercise price of the 4.50% Warrants from $27.03 to $24.00.

We expect total capital expenditures related to purchases of property, plant and equipment in the range of $125 million to $135 million in fiscal 2011 in order to improve our current generation solar cell manufacturing technology, leasehold improvements associated with new offices leased in San Jose, California, and other projects. In addition, we expect to invest a significant amount of capital to develop solar power systems and plants for sale to customers. The development of solar power plants can require long periods of time and substantial initial investments. Our efforts in this area may consist of all stages of development, including land acquisition, permitting, financing, construction, operation and the eventual sale of the projects. We often choose to bear the costs of such efforts prior to the final sale to a customer, which involves significant upfront investments of resources (including, for example, large transmission deposits or other payments, which may be non-refundable), land acquisition, permitting, legal and other costs, and in some cases the actual costs of constructing a project, in advance of the signing of PPAs and EPC contracts and the receipt of any revenue, much of which is not recognized for several additional months or years following contract signing. Any delays in disposition of one or more projects could have a negative impact on our liquidity.

Certain of our customers also require performance bonds issued by a bonding agency or letters of credit issued by financial institutions. Historically, obtaining letters of credit requires adequate collateral. Our letter of credit facility with Deutsche Bank Trust is fully collateralized by restricted cash, which reduces the amount of cash available for operations. As of October 2, 2011 letters of credit issued under the Deutsche Bank Trust facility amounted to $199.6 million which were fully collateralized with long-term restricted cash on the Condensed Consolidated Balance Sheets.

We believe that our current cash, cash equivalents and cash expected to be generated from operations and funds available under our revolving credit facility with Credit Agricole will be sufficient to meet our working capital and fund our committed capital expenditures over the next 12 months, including the development and construction of solar power systems and plants over the next 12 months. However, there can be no assurance that our liquidity will be adequate over time. Our capital expenditures and use of working capital may be greater than we expect if we decide to make additional investments in the development and construction of solar power plants and sales of power plants and associated cash proceeds are delayed, or if we decide to accelerate increases in our manufacturing capacity internally or through capital contributions to joint ventures. We require project financing in connection with the construction of solar power plants, which financing may not be available on terms acceptable to us. In addition, we could in the future make additional investments in our joint ventures or guarantee certain financial obligations of our joint ventures, which could reduce our cash flows, increase our indebtedness and expose us to the credit risk of our joint ventures. See also “Due to the general economic environment, the continued market pressure driving down the average selling prices of our solar power products and other factors, we may be unable to generate sufficient cash flows or obtain access to external financing necessary to fund our operations and make adequate capital investments as planned.” in Part II, Item 1A “Risk Factor.”

If our capital resources are insufficient to satisfy our liquidity requirements, we may seek to sell additional equity securities or debt securities or obtain other debt financing; although the current economic environment could also limit our ability to raise capital by issuing new equity or debt securities on acceptable terms, and lenders may be unwilling to lend funds on acceptable terms that would be required to supplement cash flows to support operations. The sale of additional equity securities or convertible debt securities would result in additional dilution to our stockholders and may not be available on favorable terms or at all, particularly in light of the current conditions in the financial and credit markets. Additional debt would result in increased expenses and would likely impose new restrictive covenants which may be similar or different than those restrictions contained in the covenants under the letter of credit facility with Deutsche Bank, the letter of credit facility with Deutsche Bank Trust, the mortgage loan agreement with IFC, the loan agreement with CEDA, the revolving credit facility with Credit Agricole, the 4.50% debentures, the 4.75% debentures or the 1.25% debentures. Financing arrangements, including project financing for our solar power plants and letters of credit facilities, may not be available to us, or may not be available in amounts or on terms acceptable to us.

Contractual Obligations

The following summarizes our contractual obligations as of October 2, 2011:

Index

		Payments Due by Period
(In thousands)	Total	2011 (remaining 3 months)	2012-2013	2014-2015	Beyond 2015
Convertible debt, including interest (1)	$751,073	$6,165	$243,270	$501,638	$—
IFC mortgage loan, including interest (2)	83,748	640	17,194	32,731	33,183
CEDA loan, including interest (3)	79,726	638	5,100	5,100	68,888
Credit Agricole revolving credit facility, with interest (4)	259,439	1,188	258,251	—	—
Future financing commitments (5)	245,940	900	148,270	96,770	—
Operating lease commitments (6)	103,264	4,125	26,258	21,616	51,265
Utility obligations (7)	750	—	—	—	750
Non-cancellable purchase orders (8)	143,251	143,251	—	—	—
Purchase commitments under agreements (9)	4,627,845	356,526	1,101,509	1,621,001	1,548,809
Total	$6,295,036	$513,433	$1,799,852	$2,278,856	$1,702,895

(1)
Convertible debt, including interest, relates to the aggregate of $678.7 million in outstanding principal amount of our senior convertible debentures on October 2, 2011. For the purpose of the table above, we assume that all holders of the 4.50% debentures and 4.75% debentures will hold the debentures through the date of maturity in fiscal 2015 and 2014, respectively, and all holders of the 1.25% debentures and 0.75% debentures will require us to repurchase the debentures on February 15, 2012 and August 1, 2015, respectively, and upon conversion, the values of the senior convertible debentures will be equal to the aggregate principal amount with no premiums.

(2)
IFC mortgage loan, including interest, relates to the $75.0 million borrowed as of October 2, 2011. Under the loan agreement, SPML is required to repay the amount borrowed, starting 2 years after the date of borrowing, in 10 equal semiannual installments over the following 5 years. SPML is required to pay interest of LIBOR plus 3% per annum on outstanding borrowings.

(3)
CEDA loan, including interest, relates to the proceeds of the $30.0 million aggregate principal amount of the Bonds. The Bonds mature on April 1, 2031. On June 1, 2011 the Bonds were converted to bear interest at a fixed rate of 8.50% through maturity.

(4)
Credit Agricole revolving credit facility, with interest, relates to the $250.0 million borrowed on September 27, 2011 and maturing on September 27, 2013. We are required to pay interest on outstanding borrowings of (a) with respect to any LIBO rate loan, 1.50% plus the LIBO rate divided by a percentage equal to one minus the stated maximum rate of all reserves required to be maintained against “Eurocurrency liabilities” as specified in Regulation D; and (b) with respect to any alternate base loan, 0.50% plus the greater of (1) the prime rate, (2) the Federal Funds rate plus 0.5%, and (3) the one month LIBO rate plus 1%.

(5)
SPTL and AUO will contribute additional amounts to AUOSP in fiscal 2012 through 2014 amounting to $241.0 million by each shareholder, or such lesser amount as the parties may mutually agree. Further, in connection with a purchase agreement with a non-public company we will be required to provide additional financing to such party of up to $4.9 million, subject to certain conditions.

(6)
Operating lease commitments primarily relate to: (i) six solar power systems leased from Wells Fargo over minimum lease terms of up to 20 years; (ii) a 10-year lease agreement with an unaffiliated third party for our headquarters in San Jose, California starting in May 2011 and expiring in April 2021; (iii) an 11-year lease agreement with an unaffiliated third party for our administrative, research and development offices in Richmond, California; (iv) a ten year lease agreement with an unaffiliated third party for our solar module facility in Mexicali, Mexico; and (v) other leases for various office space.

(7)	Utility obligations relate to our 11-year lease agreement with an unaffiliated third party for our administrative, research and development offices in Richmond, California.

(8)	Non-cancellable purchase orders relate to purchases of raw materials for inventory and manufacturing equipment from a variety of vendors.

Index

(9)
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

Liabilities Associated with Uncertain Tax Positions

As of October 2, 2011 and January 2, 2011, total liabilities associated with uncertain tax positions were $27.1 million and $24.9 million, respectively, and are included in “Other long-term liabilities” in our Condensed Consolidated Balance Sheets as they are not expected to be paid within the next twelve months. Due to the complexity and uncertainty associated with our tax positions, we cannot make a reasonably reliable estimate of the period in which cash settlement will be made for our liabilities associated with uncertain tax positions in other long-term liabilities; therefore, they have been excluded from the table above.

Off-Balance-Sheet Arrangements

As of October 2, 2011, we did not have any significant off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Index

Item 3.         Quantitative and Qualitative Disclosure About Market Risk

Foreign Currency Exchange Risk

Our exposure to movements in foreign currency exchange rates is primarily related to sales to European customers that are denominated in Euros. Revenue generated from European customers represented 42% and 39% of our total revenue in the three and nine months ended October 2, 2011, respectively, and 61% and 59% of our total revenue as of the three and nine months ended October 3, 2010, respectively. A 10% change in the Euro exchange rate would have impacted our revenue by approximately $29.6 million and $68.2 million in the three and nine months ended October 2, 2011, respectively, and $33.6 million and $75.6 million in the three and nine months ended October 3, 2010, respectively.

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

We currently conduct hedging activities which involve the use of option and forward contracts to address our exposure to changes in the foreign exchange rate between the U.S. dollar and other currencies. As of October 2, 2011, we had outstanding hedge option contracts and forward contracts with aggregate notional values of $348.3 million and $207.1 million, respectively. As of January 2, 2011, we held option and forward contracts totaling $358.9 million and $534.7 million, respectively, in notional value. Because we hedge some of our expected future foreign exchange exposure, if associated revenues do not materialize we could experience losses. For example, during the first and third quarter of fiscal 2011, in connection with the decline in forecasted revenue surrounding the overall change in the solar sector, we concluded that certain previously anticipated transactions were now probable not to occur and thus we reclassified the amount held in "Accumulated other comprehensive income (loss)" in our Condensed Consolidated Balance Sheets for these transactions, which totaled a loss of $0.6 million and $4.5 million to "Other, net" in our Condensed Consolidated Statement of Operations for the three and nine months ended October 2, 2011, respectively. If we conclude that we have a pattern of determining that hedged forecasted transactions probably will not occur, we may no longer be able to continue to use hedge accounting in the future to reduce our exposure to movements in foreign exchange rates. Such a conclusion and change in our foreign currency hedge program could adversely impact our revenue, margins and results of operations. We cannot predict the impact of future exchange rate fluctuations on our business and operating results.

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

We enter into agreements with vendors that specify future quantities and pricing of polysilicon to be supplied for periods up to 10 years. Under certain agreements, we are required to make prepayments to the vendors over the terms of the arrangements. As of October 2, 2011 and January 2, 2011, advances to suppliers totaled $296.5 million and $287.1 million, respectively. Two suppliers accounted for 76% and 23% of total advances to suppliers as of October 2, 2011, and 83% and 13% of total advances to suppliers as of January 2, 2011. We may be unable to recover such prepayments if the credit conditions of these suppliers materially deteriorate.

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

Index

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

Our interest expense would increase to the extent interest rates rise in connection with our variable interest rate borrowings. In addition, lower interest rates have an adverse impact on our interest income. Our investment portfolio, which consists of $71.6 million in money market funds as of October 2, 2011, include a variety of financial instruments that exposes us to interest rate risk. Due to the relatively short-term nature of our investment portfolio, we do not believe that an immediate 10% increase in interest rates would have a material effect on the fair market value of our money market funds. Since we believe we have the ability to liquidate substantially all of this portfolio, we do not expect our operating results or cash flows to be materially affected to any significant degree by a sudden change in market interest rates on our investment portfolio.

Equity Price Risk involving Minority Investments in Joint Ventures and Other Non-Public Companies

Our investments held in joint ventures and other non-public companies expose us to equity price risk. As of October 2, 2011 and January 2, 2011, investments of $191.6 million and $116.4 million, respectively, are accounted for using the equity method, and $12.1 million and $16.4 million, respectively, are accounted for using the cost method. These strategic investments in third parties are subject to risk of changes in market value, which if determined to be other-than-temporary, could result in realized impairment losses. We generally do not attempt to reduce or eliminate our market exposure in equity and cost method investments. We monitor these investments for impairment and record reductions in the carrying values when necessary. Circumstances that indicate an other-than-temporary decline include the valuation ascribed to the issuing company in subsequent financing rounds, decreases in quoted market prices and declines in operations of the issuer. There can be no assurance that our equity and cost method investments will not face risks of loss in the future.

Index

Interest Rate Risk and Market Price Risk Involving Convertible Debt

The fair market value of our 4.75%, 4.50%, 1.25% and 0.75% convertible debentures is subject to interest rate risk, market price risk and other factors due to the convertible feature of the debentures. The fair market value of the debentures will generally increase as interest rates fall and decrease as interest rates rise. In addition, the fair market value of the debentures will generally increase as the market price of our class A common stock increases and decrease as the market price of our class A common stock falls. The interest and market value changes affect the fair market value of the debentures but do not impact our financial position, cash flows or results of operations due to the fixed nature of the debt obligations except to the extent increases in the value of our class A common stock may provide the holders of our 4.50% debentures, 1.25% debentures and/or 0.75% debentures the right to convert such debentures into cash in certain instances. The aggregate estimated fair value of the 4.75% debentures, 4.50% debentures, 1.25% debentures and 0.75% debentures was $609.9 million and $633.7 million as of October 2, 2011 and January 2, 2011, respectively, based on quoted market prices as reported by an independent pricing source. A 10% increase in quoted market prices would increase the estimated fair value of our then-outstanding debentures to $670.9 million and $697.1 million as of October 2, 2011 and January 2, 2011, respectively, and a 10% decrease in the quoted market prices would decrease the estimated fair value of our then-outstanding debentures to $548.9 million and $570.4 million as of October 2, 2011 and January 2, 2011, respectively.

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

Based on their evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of October 2, 2011 at a reasonable assurance level.

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

Index

Item 1A: Risk Factors

In addition to the risk factors set forth below and other information set forth in this report, readers should carefully consider the risk factors discussed in "Part I. Item 1A: Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended January 2, 2011, which could materially affect our business, financial condition or future results. The risks described below are risks that have arisen since we filed our Annual Report on Form 10-K for the fiscal year ended January 2, 2011 or other material updates to risk factors contained in such Annual Report on Form 10-K or our subsequent Quarterly Reports on Form 10-Q. The risks described in our Annual Report on Form 10-K and below are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results.

Risks Related to Our Liquidity

Due to the general economic environment, the continued market pressure driving down the average selling prices of our solar power products and other factors, we may be unable to generate sufficient cash flows or obtain access to external financing necessary to fund our operations and make adequate capital investments as planned.
We expect total capital expenditures related to purchases of property, plant and equipment in the range of $125 million to $135 million in fiscal 2011 in order to improve our current generation solar cell manufacturing technology, leasehold improvements associated with new offices leased in San Jose, California, and other projects. We anticipate that our capital expenditures will continue to be significant. To develop new products, support future growth, achieve operating efficiencies and maintain product quality, we must make significant capital investments in manufacturing technology, facilities and capital equipment, research and development, and product and process technology. We also anticipate increased costs as we expand our manufacturing operations, make advance payments for raw materials or pay to procure such materials, especially polysilicon, increase our sales and marketing efforts, invest in joint ventures and acquisitions, and continue our research and development efforts with respect to our products and manufacturing technologies. In addition, we expect to invest a significant amount of capital to develop solar power systems and plants initially owned by us. The development and construction of solar power plants can require long periods of time and substantial initial investments. The delayed disposition of such projects could have a negative impact on our liquidity. See "Risk Factors-Risk Related to Our Operations-We may make significant investments in building solar power plants without first obtaining project financing, and the delayed sale of our projects would adversely affect our business, liquidity and results of operations" in our fiscal 2010 Form 10-K. Our capital expenditures and use of working capital may be greater than we expect if we decide to make additional investments in the development and construction of solar power plants and sales of power plants and associated cash proceeds are delayed, or if we decide to accelerate increases in our manufacturing capacity internally or through capital contributions to joint ventures. We require project financing in connection with the construction of solar power plants, which financing may not be available on terms acceptable to us. In addition, we could in the future make additional investments in our joint ventures or guarantee certain financial obligations of our joint ventures, which could reduce our cash flows, increase our indebtedness and expose us to the credit risk of our joint ventures. Certain of our customers also require performance bonds issued by a bonding agency or letters of credit issued by financial institutions. As of October 2, 2011 letters of credit issued under the Deutsche Bank Trust facility amounted to $199.6 million which were fully collateralized with long-term restricted cash.
We believe that our current cash and cash equivalents, cash generated from operations and funds available under our revolving credit facility with Credit Agricole will be sufficient to meet our working capital and fund our committed capital expenditures over the next 12 months, including the development and construction of solar power plants over the next 12 months.  And as of October 2, 2011, $250.0 million was outstanding under our revolving credit facility with Credit Agricole.  This revolving credit facility requires that we maintain certain financial ratios, including a ratio of our debt at the end of each quarter to our EBITDA (earnings before interest, tax, depreciation and amortization) as defined in the facility for that quarter not exceeding 4.5 to 1.  The current market for our products is challenging, which makes projections of future revenue and EBITDA especially difficult.  If we fail to meet one of these ratios in any future quarter it would enable the syndicate of banks to declare us in default under the credit facility, which could lead to further defaults as described below. We estimate that as of January 2, 2012 and potentially for one or more subsequent quarters we may not meet this ratio requirement.  We believe, however, that we will be able to remedy any such possible default by relying on the credit facility's existing cure provisions, by reducing our outstanding debt or through another course of action.
Holders of our 1.25% debentures, of which $198.6 million in aggregate principal amount is outstanding as of October 2, 2011, may require us to repurchase all or a portion of their 1.25% debentures on February 15, 2012. Any repurchase of our 1.25% debentures pursuant to these provisions will be for cash at a price equal to 100% of the principal amount of the 1.25% debentures to be repurchased plus accrued and unpaid interest. If our financial results or operating plans change from our current assumptions, or if the holders of our outstanding 4.50% convertible debentures due 2015 or 1.25% convertible

Index

debentures due 2027 become entitled, and elect, to convert the debentures into cash or cash and shares of class A common stock, respectively, we may not have sufficient resources to support our business plan or pay cash in connection with the redemption of outstanding 4.50% and 1.25% debentures. See "Risk Factors-Risks Related to Our Liquidity-Our substantial indebtedness and other contractual commitments could adversely affect our business, financial condition and results of operations, as well as our ability to meet any of our payment obligations under the 1.25%, 4.50% and 4.75% debentures and our other debt" in our fiscal 2010 Form 10-K.
The lenders under our credit facilities and holders of our debentures may also require us to repay our indebtedness to them in the event that our obligations under other indebtedness in excess of the applicable threshold amount, for example $25 million, are accelerated and we fail to discharge such obligations. If our capital resources are insufficient to satisfy our liquidity requirements, for example, due to cross acceleration of indebtedness, we may seek to sell additional equity securities or debt securities or obtain other debt financings; although the current economic environment could also limit our ability to raise capital by issuing new equity or debt securities on acceptable terms, and lenders may be unwilling to lend funds on acceptable terms that would be required to supplement cash flows to support operations. The sale of additional equity securities or convertible debt securities would result in additional dilution to our stockholders and may not be available on favorable terms or at all, particularly in light of the current conditions in the financial and credit markets. Additional debt would result in increased expenses and would likely impose new restrictive covenants which may be similar or different than those restrictions contained in the covenants under our current debt agreements and debentures. Financing arrangements, including project financing for our solar power plants and letters of credit facilities, may not be available to us, or may not be available in amounts or on terms acceptable to us. We may also seek to sell assets, reduce or delay capital investments, or refinance or restructure our debt. For additional details see Note 10 of Notes to Consolidated Financial Statements.
There can be no assurance that we will be able to generate sufficient cash flows, find other sources of capital or access capital markets to fund our operations and solar power plant projects, make adequate capital investments to remain competitive in terms of technology development and cost efficiency, meet our debt service obligations, or provide bonding or letters of credit required by our projects. If adequate funds and alternative resources are not available on acceptable terms, our ability to fund our operations, develop and construct solar power plants, develop and expand our manufacturing operations and distribution network, maintain our research and development efforts, provide collateral for our projects or otherwise respond to competitive pressures would be significantly impaired. Our inability to do the foregoing could have a material adverse effect on our business and results of operations.

Risks Related to Our Operations

We may not fully realize the anticipated benefits of our relationship with Total.

We and Total S.A. (“Parent”), parent of Total Gas & Power USA SAS (“Total”) have entered into a Credit Support Agreement under which Parent has agreed to enter into one or more guarantee agreements with banks providing letter of credit facilities to us in support of certain of our businesses and other permitted purposes. Parent will guarantee the payment to the applicable issuing bank of our obligation to reimburse a draw on a letter of credit and pay interest thereon in accordance with the letter of credit facility between such bank and us. In consideration for the commitments of Parent, we are required to pay Parent a guarantee fee for each letter of credit that is the subject of a guaranty, starting at 1% and increasing to 2.35% in the fifth year following the completion of the tender offer. We entered into a letter of credit facility agreement with Deutsche Bank AG New York Branch in August 2011 supported by a Parent guarantee.

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

Index

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

We have an active hedging program designed to reduce our exposure to movements in foreign currency exchange rates. As a part of this program, we designate certain derivative transactions as effective cash flow hedges of anticipated foreign currency revenues and record the effective portion of changes in the fair value of such transactions in "Accumulated other comprehensive income (loss)" in our Condensed Consolidated Balance Sheets until the anticipated revenues have occurred, at which point the associated income or loss would be recognized in revenue. In the first and third quarters of fiscal 2011, we reclassified an amount held in "Accumulated other comprehensive income (loss)" to "Other, net" in our Condensed Consolidated Statement of Operations for certain previously anticipated transactions which did not occur or were now probable not to occur, which totaled a loss of $4.5 million. If we conclude that we have a pattern of determining that hedged forecasted transactions probably will not occur, we may no longer be able to continue to use hedge accounting in the future to reduce our exposure to movements in foreign exchange rates. Such a conclusion and change in our foreign currency hedge program could adversely impact our revenue, margins and results of operations.

Fluctuations in Solar Renewable Energy Credits spot prices may adversely impact our results of operations.

We acquire New Jersey Solar Renewable Energy Credits (SRECs) in the ordinary course of business, which are credits generated and then sold to local utilities to help them meet renewable energy portfolio requirements in New Jersey.  In order to facilitate sales, we have agreed in certain cases to purchase all SRECs generated by a solar system we install for a specified period at a specified pricing.  We then sell such credits to utilities at a specified pricing or we will sell the SRECs on the spot market.  The SREC spot market prices have decreased significantly in recent months as supply of SREC has increased, and the decline has exposed us to potential economic losses for SRECs we expect to purchase in excess of our selling commitments.  If SREC prices continue to fluctuate and or remain lower than our purchase commitment prices, we may have to recognize losses, which will adversely impact our results of operations.

Risks Related to Our Debt and Equity Securities

Total's majority ownership of class A and class B shares of our common stock, and our common stock could be more thinly traded, which may adversely affect the liquidity and value of our common stock.

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

Index

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

If our stockholders do not approve the reclassification of our class A common stock and class B common stock at the upcoming stockholders meeting, the two classes may remain as separate classes for an indefinite period of time. The elimination of our dual-class structure could result in substantial tax liability for which we are obligated to indemnify Cypress Semiconductor Corporation (“Cypress”).

In the Tender Offer Agreement with Total, we agreed that, subject to our receipt of a tax opinion of counsel reasonably satisfactory to Total, and if applicable, reasonably satisfactory to Cypress (“Tax Opinion”), regarding the effect of reclassifying our class A common stock and class B common stock as one class of common stock on a one-for-one basis (the "Reclassification"), we will hold a meeting of stockholders to approve such Reclassification (through an amendment of our restated certificate of incorporation) promptly following the closing of the tender offer, but in no event later than the six month anniversary of the closing of the tender offer. Total has agreed to vote all common stock acquired in the tender offer in favor of the Reclassification. On September 30, 2011, we filed a definitive proxy statement with the SEC that includes a proposal for our stockholders' to approve the Reclassification at a special stockholders meeting to be held on November 15, 2011. Prior to the Reclassification, if any, class B common stock is entitled to eight votes per share and the class A common stock is entitled to one vote per share. Among other changes to our restated certificate of incorporation which eliminates the dual-class structure, following the Reclassification, each share of common stock will have only one vote per share. The Reclassification could be delayed for an indefinite amount of time if we do not receive the Tax Opinion, or if Total fails to vote its shares in favor of the Reclassification as required by the Tender Offer Agreement.

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

Period	Total Number of Shares Purchased (in thousands) (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Publicly Announced Plans or Programs
July 4, 2011 through July 31, 2011	1	$21.15	—	—
August 1, 2011 through August 28, 2011	29	$16.14	—	—
August 29, 2011 through October 2, 2011	41	$12.70	—	—
	71	$14.23	—	—

(1)	The total number of shares purchased includes only shares surrendered to satisfy tax withholding obligations in connection with the vesting of restricted stock issued to employees.

Index

Item 6.         Exhibits

Exhibit Number	Description

10.1*†	Amendment No. 4 to Ingot Supply Agreement, dated July 5, 2011, by and between SunPower Corporation and Woongjin Energy Co., Ltd.
10.2*†	Credit Agreement, dated July 18, 2011, by and among SunPower Corporation, the Guarantors party thereto, and Union Bank, NA.
10.3*†
Letter of Credit Facility Agreement, dated August 9, 2011, by and among SunPower Corporation, Total S.A., the Subsidiary Applicants party thereto, the Banks party thereto, and Deutsche Bank AG New York Branch.

10.4*†
Warrant Adjustment Notice, dated August 26, 2011, from Wachovia Bank, National Association, regarding Warrant Transaction Confirmation, dated April 28, 2009, by and between SunPower Corporation and Wachovia Bank, National Association.

10.5*
Warrant Adjustment Notice, dated August 30, 2011, from Deutsche Bank AG, London Branch, regarding (1) Warrant Transaction Confirmation, dated April 28, 2009, by and between SunPower Corporation and Deutsche Bank AG, London Branch; (2) Warrant Transaction Confirmation, dated December 22, 2010, by and between SunPower Corporation and Deutsche Bank AG, London Branch; and (3) Warrant Transaction Confirmation, dated December 22, 2010, by and between SunPower Corporation and Deutsche Bank AG, London.

10.6*†
Warrant Adjustment Notice, dated August 31, 2011, from Credit Suisse International, regarding (1) Warrant Transaction Confirmation, dated April 28, 2009, by and between SunPower Corporation and Credit Suisse International; (2) Warrant Transaction Confirmation, dated December 22, 2010, by and between SunPower Corporation and Credit Suisse International; and (3) Warrant Transaction Confirmation, dated December 22, 2010, by and between SunPower Corporation and Credit Suisse International.

10.7*
Warrant Adjustment Notice, dated September 21, 2011, from Bank of America, N.A., regarding (1) Warrant Transaction Confirmation, dated December 22, 2010, by and between SunPower Corporation and Bank of America, N.A.; and (2) Warrant Transaction Confirmation, dated December 22, 2010, by and between SunPower Corporation and Bank of America, N.A.

10.8*
Warrant Adjustment Notice, dated September 21, 2011, from Barclays Bank PLC, regarding (1) Warrant Transaction Confirmation, dated December 22, 2010, by and between SunPower Corporation and Barclays Bank PLC; and (2) Warrant Transaction Confirmation, dated December 22, 2010, by and between SunPower Corporation and Barclays Bank PLC.

10.9*†	Revolving Credit Agreement, dated September 27, 2011, by and among SunPower Corporation, Credit Agricole Corporate and Investment Bank, and the financial institutions party thereto.
10.10*
Continuing Agreement for Standby Letters of Credit and Demand Guarantees, dated September 27, 2011, by and among SunPower Corporation, Deutsche Bank Trust Company Americas, and Deutsche Bank AG New York Branch.

10.11*†	Security Agreement, dated September 27, 2011, by and among SunPower Corporation, Deutsche Bank Trust Company Americas, and Deutsche Bank AG New York Branch.
31.1*	Certification by Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a).
31.2*	Certification by Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a).
32.1*	Certification Furnished Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*^	XBRL Instance Document.
101.SCH*^	XBRL Taxonomy Schema Document.
101.CAL*^	XBRL Taxonomy Calculation Linkbase Document.
101.LAB*^	XBRL Taxonomy Label Linkbase Document.
101.PRE*^	XBRL Taxonomy Presentation Linkbase Document.
101.DEF*^	XBRL Taxonomy Definition Linkbase Document.

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

SUNPOWER CORPORATION

Dated: November 10, 2011	By:	/s/ DENNIS V. ARRIOLA

Dennis V. Arriola
Executive Vice President and
Chief Financial Officer

Index

Index to Exhibits

Exhibit Number	Description

10.1*†	Amendment No. 4 to Ingot Supply Agreement, dated July 5, 2011, by and between SunPower Corporation and Woongjin Energy Co., Ltd.
10.2*†	Credit Agreement, dated July 18, 2011, by and among SunPower Corporation, the Guarantors party thereto, and Union Bank, NA.
10.3*†
Letter of Credit Facility Agreement, dated August 9, 2011, by and among SunPower Corporation, Total S.A., the Subsidiary Applicants party thereto, the Banks party thereto, and Deutsche Bank AG New York Branch.

10.4*†
Warrant Adjustment Notice, dated August 26, 2011, from Wachovia Bank, National Association, regarding Warrant Transaction Confirmation, dated April 28, 2009, by and between SunPower Corporation and Wachovia Bank, National Association.

10.5*
Warrant Adjustment Notice, dated August 30, 2011, from Deutsche Bank AG, London Branch, regarding (1) Warrant Transaction Confirmation, dated April 28, 2009, by and between SunPower Corporation and Deutsche Bank AG, London Branch; (2) Warrant Transaction Confirmation, dated December 22, 2010, by and between SunPower Corporation and Deutsche Bank AG, London Branch; and (3) Warrant Transaction Confirmation, dated December 22, 2010, by and between SunPower Corporation and Deutsche Bank AG, London.

10.6*†
Warrant Adjustment Notice, dated August 31, 2011, from Credit Suisse International, regarding (1) Warrant Transaction Confirmation, dated April 28, 2009, by and between SunPower Corporation and Credit Suisse International; (2) Warrant Transaction Confirmation, dated December 22, 2010, by and between SunPower Corporation and Credit Suisse International; and (3) Warrant Transaction Confirmation, dated December 22, 2010, by and between SunPower Corporation and Credit Suisse International.

10.7*
Warrant Adjustment Notice, dated September 21, 2011, from Bank of America, N.A., regarding (1) Warrant Transaction Confirmation, dated December 22, 2010, by and between SunPower Corporation and Bank of America, N.A.; and (2) Warrant Transaction Confirmation, dated December 22, 2010, by and between SunPower Corporation and Bank of America, N.A.

10.8*
Warrant Adjustment Notice, dated September 21, 2011, from Barclays Bank PLC, regarding (1) Warrant Transaction Confirmation, dated December 22, 2010, by and between SunPower Corporation and Barclays Bank PLC; and (2) Warrant Transaction Confirmation, dated December 22, 2010, by and between SunPower Corporation and Barclays Bank PLC.

10.9*†	Revolving Credit Agreement, dated September 27, 2011, by and among SunPower Corporation, Credit Agricole Corporate and Investment Bank, and the financial institutions party thereto.
10.10*
Continuing Agreement for Standby Letters of Credit and Demand Guarantees, dated September 27, 2011, by and among SunPower Corporation, Deutsche Bank Trust Company Americas, and Deutsche Bank AG New York Branch.

10.11*†	Security Agreement, dated September 27, 2011, by and among SunPower Corporation, Deutsche Bank Trust Company Americas, and Deutsche Bank AG New York Branch.
31.1*	Certification by Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a).
31.2*	Certification by Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a).
32.1*	Certification Furnished Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*^	XBRL Instance Document.
101.SCH*^	XBRL Taxonomy Schema Document.
101.CAL*^	XBRL Taxonomy Calculation Linkbase Document.
101.LAB*^	XBRL Taxonomy Label Linkbase Document.
101.PRE*^	XBRL Taxonomy Presentation Linkbase Document.
101.DEF*^	XBRL Taxonomy Definition Linkbase Document.

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