Form 10-K
period 2012-01-01
SUNPOWER CORP
filed 2012-02-29
CIK 867773

d
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________

FORM 10-K
___________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 1, 2012

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant on July 3, 2011 was $710.3 million. Such aggregate market value was computed by reference to the closing price of the common stock as reported on the Nasdaq Global Select Market on July 1, 2011. For purposes of determining this amount only, the registrant has defined affiliates as including Total Gas & Power USA, SAS and the executive officers and directors of registrant on July 1, 2011.

The total number of outstanding shares of the registrant’s common stock as of February 24, 2012 was 117,362,249.

DOCUMENTS INCORPORATED BY REFERENCE

Parts of the registrant’s definitive proxy statement for the registrant’s 2012 annual meeting of stockholders are incorporated by reference in Items 10, 11, 12, 13, and 14 of Part III of this Annual Report on Form 10-K.

Trademarks

The following terms, among others, are our trademarks and may be used in this report: SunPower®, PowerGuard®, SunTile®, PowerTracker®, and PowerLight®. Other trademarks appearing in this report are the property of their holders, where noted.

Unit of Power

When referring to our facilities’ manufacturing capacity, total sales and components sales, the unit of electricity in watts for kilowatts ("KW"), megawatts ("MW"), and gigawatts ("GW") is direct current ("dc"). When referring to our solar power systems, the unit of electricity in watts for KW, MW, and GW is alternating current ("ac").

Levelized Cost of Energy ("LCOE")

The LCOE equation is an evaluation of the life-cycle energy cost and life-cycle energy production of an energy producing system. It allows alternative technologies to be compared when different scales of operation, investment or operating time periods exist. It captures capital costs and ongoing system-related costs, along with the amount of electricity produced, and converts them into a common metric. Key drivers for LCOE reduction for photovoltaic products include panel efficiency, capacity factors, reliable system performance, and the life of the system.

Cautionary Statement Regarding Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are statements that do not represent historical facts and the assumptions underlying such statements. We use words such as "anticipate," "believe," "continue," "could," "estimate," "expect," "intend," "may," "plan," "predict," "potential," "will," "would," "should," and similar expressions to identify forward-looking statements. Forward-looking statements in this Annual Report on Form 10-K include, but are not limited to, our plans and expectations regarding future financial results, expected operating results, business strategies, projected costs and cost reduction, products, ability to monetize utility projects, competitive positions, management's plans and objectives for future operations, the sufficiency of our cash and our liquidity, our ability to obtain financing, the availability of credit support from Total S.A. under the Credit Support Agreement, the ability to comply with debt covenants, trends in average selling prices, plans and expectations regarding the Liquidity Support Facility (see Item 9B), the success of our joint ventures and acquisitions, expected capital expenditures, warranty matters, outcomes of litigation, our exposure to foreign exchange, interest and credit risk, general business and economic conditions, industry trends, impact of changes in government incentives, expected restructuring charges, and the likelihood of any impairment of project assets, long-lived assets, goodwill, and intangible assets. These forward-looking statements are based on information available to us as of the date of this Annual Report on Form 10-K and current expectations, forecasts and assumptions and involve a number of risks and uncertainties that could cause actual results to differ materially from those anticipated by these forward-looking statements. Such risks and uncertainties include a variety of factors, some of which are beyond our control. Please see "Part I. Item 1A: Risk Factors" herein and our other filings with the Securities and Exchange Commission ("SEC") for additional information on risks and uncertainties that could cause actual results to differ. These forward-looking statements should not be relied upon as representing our views as of any subsequent date, and we are under no obligation to, and expressly disclaim any responsibility to, update or alter our forward-looking statements, whether as a result of new information, future events or otherwise.

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

PART I

ITEM 1: BUSINESS

We are a vertically integrated solar products and services company that designs, manufactures and delivers high-performance solar electric systems worldwide for residential, commercial, and utility-scale power plant customers. Of all the solar cells available for the mass market, we believe our solar cells have the highest conversion efficiency, a measurement of the amount of sunlight converted by the solar cell into electricity.

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

Our solar power systems are designed to generate electricity over a system life typically exceeding 25 years and are designed to be used in residential, commercial, and large-scale applications. Our large-scale applications typically have system ratings of more than 500 KW. In our history, we have shipped more than 2,200 MW of SunPower solar products worldwide. We sell distributed rooftop and ground-mounted solar power systems as well as central-station power plants globally. In the United States, distributed solar power systems are typically either rated at: (i) more than 500 KW of capacity to provide a supplemental, distributed source of electricity for a customer's facility; or (ii) ground mount systems reaching up to hundreds of MWs for regulated utilities. In the United States and Europe, commercial and electric utility customers typically choose to purchase solar electricity under a power purchase agreement ("PPA") with an investor or financing company that buys the system from us. In Europe, our products and systems are typically purchased by an investor or financing company and operated as central-station solar power plants. These power plants are rated with capacities of approximately 1 to 50 MW, and generate electricity for sale under tariff to private and public utilities.

Business Segments Overview

Our President and Chief Executive Officer, as the chief operating decision maker ("CODM"), has organized our company and manages resource allocations and measures performance of our company's activities between two business segments: the Utility and Power Plants ("UPP") Segment and the Residential and Commercial ("R&C") Segment. Our UPP Segment refers to our large-scale solar products and systems business, which includes power plant project development and project sales, turn-key engineering, procurement and construction ("EPC") services for power plant construction, and power plant operations and maintenance ("O&M") services. Our UPP Segment also sells components, including large volume sales of solar panels and mounting systems to third parties, sometimes on a multi-year, firm commitment basis. Our R&C Segment focuses on solar equipment sales into the residential and small commercial market through our third-party global dealer network, as well as direct sales and EPC and O&M services in the United States and Europe for rooftop and ground-mounted solar power systems for the new homes, commercial and public sectors.

Our UPP revenue for fiscal 2011, 2010, and 2009 was $1,064.1 million, $1,186.1 million, and $653.5 million, respectively, and our R&C revenue for fiscal 2011, 2010, and 2009 was $1,248.4 million, $1,033.2 million, and $870.8 million, respectively. For more information about the financial condition and results of operations of each segment, please see Part II - "Item 7: Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Item 8: Financial Statements and Supplementary Data."

Change in Segment Reporting: In December 2011, we announced a reorganization of the Company to align our business and cost structure with expected market conditions in 2012 and beyond. The reorganization did not impact segment reporting in fiscal 2011 as our CODM continues to manage resource allocations and measure performance of the Company's activities between the UPP and R&C Segments while we are implementing our new organizational strategy. We are in the process of determining our new segments and making decisions internally on how we will manage the new segments, allocate resources, and assess performance.

Our Products and Services

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

Solar Panels

Solar panels are solar cells electrically connected together and encapsulated in a weatherproof panel. We believe solar panels made with our solar cells are the highest efficiency solar panels available for the mass market. Because our solar cells are more efficient relative to conventional solar cells, when our solar cells are assembled into panels, the assembly cost per watt is less because more power can be incorporated into a given size panel. Higher solar panel efficiency allows installers to mount a solar power system with more power within a given roof or site area and can reduce per watt installation costs. We also sell a line of Serengeti™ branded solar panels manufactured by third parties, however this line is winding down as we believe we now have sufficient capacity in the cost structure to meet the needs of our customers with our high efficiency SunPower® series panels. The following SunPower® solar panel series are incorporated into our solar power systems and are available to provide customers with the right solution to fit their needs:

•	SunPower® E18 Series Solar Panel ("E18")

Available in a 72-cell configuration, the E18 series panel uses our A300 all back-contact solar cells and delivers a total panel conversion of 18.1% to 18.5%. The E18 panel is available with our signature black backsheet which combines high efficiency with a sleek, black appearance to blend elegantly with the roof. E18 panels feature high transmission tempered front glass and a sturdy anodized frame allowing panels to operate reliably in multiple mounting configurations. The E18 panel's reduced voltage-temperature coefficient and exceptional low-light performance attributes provide outstanding energy delivery per peak power watt.

•	SunPower® E19 Series Solar Panel ("E19")

Available in a 72, 96, and 128-cell configuration, the E19 series panel uses our A300 all back-contact solar cells and delivers total panel conversion of 19.3% to 19.7%. The E19 panel features high transmission tempered glass with anti-reflective coating which allows for more diffuse off-angle light to be captured. The coating and larger area cells result in a darker, more aesthetically-pleasing appearance.

•	SunPower® E20 Series Solar Panel ("E20")

Introduced in June 2011, the E20 series panel holds the world record for efficiency among commercially available, mass-produced solar cells. Available in a 96-cell configuration, the E20 series panel uses our A-330 all back-contact solar cells and delivers total panel conversion of up to 20.1%. With comprehensive inverter compatibility, E20 panels can be used with both inverters that require transformers as well as the highest performing transformer-less inverters to maximize output. E20 panels are additionally equipped with a positive power tolerance rating which ensures that the power generated by each panel meets that panel's rating, or up to five percent more.

The development of the E20 solar panel series is a direct result of the investment in SunPower by the United States Department of Energy through its Solar America Initiative program. The E20 rating was further confirmed by the Department of Energy's National Renewable Energy Lab.

Inverters

Every solar power system needs an inverter to transform the direct current electricity collected from the solar panels into utility-grade alternating current power that is ready for household use. We sell a line of SunPower branded inverters manufactured by third parties.

Solar Power Systems

We offer several types of rooftop and ground-mounted solar products. The following tiles and systems are included within our suite of products:

Roof Mounted Products

•	SunPower® T-5 Solar Roof Tile System ("T-5")

Tilted at a 5-degree angle, the T-5 roof tile was the industry's first all-in-one non-penetrating photovoltaic rooftop product that combines solar panel, frame, and mounting system into one pre-engineered unit. The all-in-one mounting system and frame is made from an engineered glass-filled polymer that is non-reactive, eliminating the need for electrical grounding of the array. The patented design is adaptable to virtually any flat or low-slope rooftop while providing the roof membrane protection from corrosion. The tiles further interlock for wind resistance and secure installation. Since the T-5 solar roof tile typically weighs less than three pounds per square foot and is stacked for shipping, more KW per pound can be transported using less packaging, resulting in lower distribution costs. These benefits make the T-5 solar roof tile easier and faster to install than other rooftop systems as well as an effective solution for area or weight constrained flat rooftops.

The development of the T-5 solar roof tile is a direct result of the investment in SunPower by the United States Department of Energy through its Solar America Initiative program.

The T-5 solar roof tile systems are primarily sold through our R&C Segment.

•	SunPower® T-10 Commercial Solar Roof Tiles ("T-10")

Tilted at a 10-degree angle, the T-10 commercial solar roof tiles can allow for generation of up to 10% more annual energy output than traditional flat roof-mounted systems, depending on geographical location and local climate conditions. These non-penetrating panels interlock for secure, rapid installation without compromising the structural integrity of the roof. Further, the lightweight tile weighs less than four pounds per square foot. Sloped side and rear wind deflectors improve wind performance, allowing T-10 solar arrays to withstand winds up to 120 miles per hour. Performance is optimized for larger roofs with less space constraints as well as underutilized tracks of land, such as ground reservoirs.

The T-10 commercial solar roof tile is primarily sold through our R&C Segment.

•	PowerGuard® Roof System ("PowerGuard")

PowerGuard is a non-penetrating roof-mounted solar panel that delivers reliable, clean electricity while insulating and protecting the roof membrane from ultraviolet rays and thermal degradation to save both heating and cooling energy expenses. Designed for quick and easy installation, the tiles fit together with interlocking tongue-and-groove side surfaces which operate within the existing roof line and electrical system. Each tile consists of a solar laminate, lightweight cement substrate and styrofoam base and typically weighs approximately four pounds per square foot, which is supported by most commercial rooftops. The lightweight construction is integrated with a patented pressure equalizing design that has been tested to withstand winds of up to 140 miles per hour. Moreover, certain other conventional systems add weight for stability against wind and weather, which may exceed weight limits for some commercial buildings' roofs. The PowerGuard roof system has been tested and certified by Underwriters Laboratories Inc. ("UL") and has received a UL-listed Class B fire rating which we believe facilitates obtaining building permits and inspector approvals. These systems have been installed in a broad range of climates principally in the United States and Switzerland, and on a wide variety of building types, from rural single story warehouses to urban high rise structures.

The PowerGuard roof system is primarily sold through our R&C Segment.

•	SunTile® Roof Integrated System ("SunTile")

Our patented SunTile® product is a highly efficient solar power shingle roofing system utilizing our solar cell technology that is designed to integrate with conventional residential roofing materials. SunTile solar shingles are designed to replace multiple types of roof panels, including the most common concrete flat, low and high profile “S” tile and composition shingles. We believe that SunTile systems are less visible on a roof than conventional solar technology because the solar panel is integrated directly into the roofing material instead of mounted onto the roof. SunTile systems have a UL-listed Class A fire rating, which is the highest level of fire rating provided by UL, and are designed to be incorporated by production home builders into the construction of their new homes.

The SunTile roof system is primarily sold through our R&C Segment.

Ground Mounted Products

•	SunPower® T-0 Tracker ("T-0") & SunPower® T-20 Tracker ("T-20")

The T-0 and T-20 trackers are single-axis tracking systems that automatically pivot solar panels to track the sun's movement throughout the day. This tracking feature increases the amount of sunlight that is captured and converted into energy by up to 30% over flat or fixed-tilt systems, depending on geographic location and local climate conditions. A single motor and drive mechanism can control 10 to 20 rows, or more than 200 KW of solar panels. This multi-row feature represents a cost advantage for our customers over dual axis tracking systems, as such systems require more motors, drives, land, and power to operate per KW of capacity. The SunPower Tracker system can be assembled onsite, and is easily scalable. These trackers feature our TMAC Advanced Tracker Controller ("TMAC") software, which includes real-time tracker status updates, remote (wireless) monitoring and control, proprietary energy production optimization algorithms, and improved reliability. The T-0 and T-20 trackers have been installed in a wide range of geographical markets principally in the United States, Germany, Italy, Portugal, South Korea, and Spain.

The T-0 and T-20 trackers are sold through both our UPP and R&C Segments.

•	SunPower Oasis™ Power Plant ("SunPower Oasis")

The Oasis is the industry's first modular solar power block that scales from 1 MW distributed installations to large central station power plants. Oasis provides a fully integrated, cost-effective way to rapidly deploy utility-scale solar power systems, streaming the development and construction process while optimizing the use of available land. Each power block integrates the SunPower T-0 tracker, a 400-watt utility solar panel, pre-manufactured cabling, and our TMAC software. The power block kits are shipped pre-assembled to the job site for rapid field installation, and offer a high capacity factor and reliable long-term performance. The Oasis operating system is designed to support future grid interconnection requirements for large-scale solar power plants, such as voltage ride through and power factor control. It features a utility-standard supervisory control and data acquisition ("SCADA") operation and analytical tools, which include intelligent sensor and control networks for optimized power plant operation. The Oasis streamlines the entire power plant development process, from permitting through construction and financing.

The SunPower Oasis is sold through our UPP Segment.

•	SunPower® C-7 Tracker ("C-7")

Named for its ability to concentrate the Sun's energy by 7 times, the C-7 delivers the lowest levelized cost of electricity for utility scale deployment available today. The C-7 combines a horizontal single-axis tracker with rows of parabolic mirrors, reflecting light onto linear arrays of our high efficiency solar cells. This tracker's components come factory preassembled enabling rapid installation using standard tools and requiring no specialized field expertise.

The C-7 tracker is sold through our UPP Segment.

•	Fixed Tilt and SunPower® Tracker Systems for Parking Structures

SunPower has developed and patented designs for solar power systems for parking structures in multiple configurations. These dual-use systems typically incorporate solar panels into the roof of a carport or similar structure to deliver onsite solar power while providing shade and protection. Aesthetically-pleasing, standardized and scalable, they are well suited for parking lots adjacent to facilities. SunPower Tracker technology can be incorporated for elevated parking structures to provide a differentiated product to our customers.

Fixed Tilt and SunPower Tracker Systems for parking structures are sold through both our UPP and R&C Segments.

Other System Offerings

We have other products that leverage our core systems. For example, our metal roof system is designed for sloped-metal roof buildings, which are used in some winery and warehouse applications. This solar power system is designed for rapid installation. We also offer other architectural products such as day lighting with translucent solar panels.

Balance of System Components

"Balance of system components" are components of a solar power system other than the solar panels, and include SunPower branded inverters, mounting structures, charge controllers, grid interconnection equipment, and other devices depending on the specific requirements of a particular system and project.

Services

We provide our solar power plant customers end-to-end management of the project lifecycle, from early stage site assessment, financing support, and project development, including full-scale environmental and construction permitting, through engineering, procurement, construction, and commissioning. Our projects are built incorporating industry-leading standards for safety, quality, performance, and reliability. Once tested, our plant O&M organization provides customers with "utility-quality" data collection, performance monitoring, diagnostic and performance reporting services, as well as lifecycle asset planning and management with industry leading software applications.

Operations and Maintenance

Our solar power systems are designed to generate electricity over a system life typically exceeding 25 years. We provide commissioning, warranty, administration, operations, maintenance, and performance monitoring services with the objective of optimizing our customers' electrical energy production. Commissioning services include testing to verify that equipment and system performance meet design requirements and specifications. We also pass through to customers long-term warranties from the original equipment manufacturers ("OEMs") of certain system components. We provide warranties of 25 years for our solar panels, which is standard in the solar industry, while our inverters typically carry warranty periods ranging from 5 to 10 years. In addition, we generally warrant our workmanship on installed systems for periods ranging up to 10 years. Systems under warranty and systems under a performance monitoring contract use our proprietary software systems to collect and remotely analyze equipment operating and system performance data from all of our sites in our offices located in the United States and the Philippines. We offer our customers a comprehensive suite of solar power system maintenance services ranging from system monitoring, to preventive maintenance, to rapid-response outage restoration and inverter repair. Our Performance Monitoring Service Agreement includes continuous remote monitoring, inverter outage notification, system performance website access, and a 24/7 technical support line. Our Performance Basic Service Agreement adds preventive maintenance to the Standard Monitoring Services Agreement, and our Performance Plus Service Agreement includes all of the Performance Basic Service Agreement features plus on-site troubleshooting and corrective maintenance using regionally-located field service technicians.

Monitoring

Our O&M personnel have access to a powerful set of tools developed on industry leading information technology platforms that facilitate the management of a global fleet of commercial and utility scale photovoltaic power plants. Real time flow of data from our customers' sites is aggregated centrally where an engine applies advanced solar specific algorithms to detect and report potential performance issues. Our work management system routes any anomalies to the appropriate responders to ensure timely resolution. The enterprise asset management system stores the operational history of thousands of systems sold and delivered through our UPP and R&C Segments. We have implemented highly automated workflow processes that minimize the time from detection to analysis to dispatch and repair. Our O&M photovoltaic fleet management systems are built on more than a decade of solar services experience, allowing us to provide premier O&M services to our customers worldwide.

We have developed a proprietary set of advanced monitoring applications built upon the leading electric utility real-time monitoring platform (the "SunPower Monitoring System"). The SunPower Monitoring System continuously scans the operational status and performance of the solar power system and automatically identifies system outages and performance deficiencies to our 24/7 monitoring technicians. Customers can access historical or daily system performance data through our customer website (www.sunpowermonitor.com). Some customers choose to install "digital signs" to display system performance information from the lobby of their facility. We believe these displays enhance our brand and educate the public and prospective customers about solar power.

In 2008, we released the SunPower Monitoring System, and in 2009, we released the industry’s first monitoring application for the Apple iPhone®, iPod touch® and iPad® mobile devices. In 2011, we expanded our monitoring application to Android™ devices as well. With the addition of these applications to the SunPower Monitoring System, residential customers now have four easy ways to access information about the energy generated by their SunPower solar power systems. Along with the iPhone, iPod touch, iPad and Android applications, the SunPower Monitoring System offers homeowners the ability to monitor SunPower solar power systems with a wireless, in-home wall-mounted liquid crystal display ("LCD") that provides power production and cumulative energy information. The monitoring system also provides the convenience of Internet access to a solar power system’s performance from virtually anywhere. Customers can view a system’s energy performance and environmental savings on an hourly, monthly, and annual basis.

Solar Park Project Development

Our power plant development and project teams have established a scalable, fully integrated, vertical approach to developing utility-scale photovoltaic power plants in a sustainable way. Our power plant development and project finance teams evaluate sites for solar developments; obtain land rights through purchase and lease options; conduct environmental and grid transmission studies; and obtain building, construction and grid-interconnection permits, licenses, and regulatory approvals.

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

For more information about the costs associated with solar park project development see "Item 1A: Risk Factors" including "We may make significant investments in building solar power plants without first obtaining project financing, and the delayed sale of our projects would adversely affect our business, liquidity, and results of operations" and "Due to the general economic environment, the continued market pressure driving down the average selling prices of our solar power products, and other factors, we may be unable to generate sufficient cash flows or obtain access to external financing necessary to fund our operations and make adequate capital investments as planned."

Financing Options

We offer to arrange an array of financing options for our customers primarily by partnering with third-party financial institutions. The financing options range from simple loans, to capital and operating leases, to long-term, multi-party PPAs, and third-party ownership structures. For example, we offer a solar lease program under our R&C Segment with certain available financing capacity, which allows customers to obtain SunPower systems under lease agreements for terms of up to 20 years. The solar lease program allows for low monthly payments with little or no money down, and options for the customer to purchase the system during or at the end of the lease. Leased residential systems are supported by system maintenance, insurance, and performance guarantees.

Research and Development

We engage in extensive research and development efforts to improve solar cell efficiency through enhancement of our existing products, development of new techniques such as concentrating photovoltaic power, and reducing manufacturing cost and complexity. Our research and development group works closely with our manufacturing facilities, our equipment suppliers and our customers to improve our solar cell design and to lower solar cell, solar panel and system product manufacturing and assembly costs. In addition, we have dedicated employees who work closely with our current and potential suppliers of crystalline silicon, a key raw material used in the manufacture of our solar cells, to develop specifications that meet our standards and ensure the high quality we require, while at the same time controlling costs. Under our Research & Collaboration Agreement with Total Gas & Power USA, SAS ("Total"), our majority stockholder, we have established a joint committee to engage in long-term research and development projects with continued focus on maintaining and expanding our technology position in the crystalline silicon domain and ensuring our industrial competitiveness. See Note 2 of Notes to Consolidated Financial Statements in Part II - "Item 8: Financial Statements and Supplemental Data."

We have government contracts that enable us to develop new technologies and pursue additional research opportunities while helping to offset our research and development expense. In fiscal 2007, we signed a Solar America Initiative research and development agreement with the United States Department of Energy under which we were awarded $24.1 million. The award was fully funded by the end of the third quarter of fiscal 2010. During fiscal 2011, we have executed new research and development agreements with the United States federal government and California state agencies. Further payments received under these contracts will offset some of our R&D expense in future periods.

 For more information about these contracts, including the government’s rights to use technology developed as a result of such contracts, please see "Item 1A: Risk Factors" including "Our past reliance on government programs to partially fund our research and development programs could impair our ability to commercialize our solar power products and services."

Supplier Relationships, Manufacturing, and Module Assembly

We purchase polysilicon, ingots, wafers, solar cells, third-party standard efficiency solar panels, and balance of system components from various manufacturers, including joint ventures, on both a contracted and a purchase order basis. We have contracted with some of our suppliers for multi-year supply agreements. Under such agreements, we have annual minimum purchase obligations and in certain cases prepayment obligations. We currently believe our supplier relationships and various short- and long-term contracts will afford us the volume of material and services required to meet our planned output. For more information about risks related to our supply chain, please see "Item 1A: Risk Factors" including "Limited competition among suppliers has required us in some instances to enter into long-term, firm commitment supply agreements that could result in excess or insufficient inventory and place us at a competitive disadvantage on pricing."

We are working with our suppliers and partners along all steps of the value chain to reduce costs by improving manufacturing technologies and expanding economies of scale. Crystalline silicon is the leading commercial material for solar cells and is used in several forms, including single-crystalline, or monocrystalline silicon, multicrystalline, or polycrystalline silicon, ribbon and sheet silicon, and thin-layer silicon. Our solar cell value chain starts with high purity silicon called polysilicon. Polysilicon is created by refining quartz or sand. We have negotiated multiple long-term, fixed price contracts with large polysilicon suppliers.

Polysilicon is melted and grown into crystalline ingots by companies specializing in ingot growth, such as our supplier Woongjin Energy Co., Ltd. ("Woongjin Energy") located in South Korea. The ingots are sliced into wafers by our joint venture First Philec Solar Corporation ("First Philec Solar") located in the Philippines, and by other vendors. The wafers are processed into solar cells in our two manufacturing facilities located in the Philippines and by our joint venture AUO SunPower Sdn. Bhd. ("AUOSP") located in Malaysia. Our first facility ("FAB1") is 215,000 square feet and began operations in the fall of 2004. In August 2006, we purchased a 344,000 square foot building in the Philippines ("FAB2"), which is located approximately 20 miles from FAB1, and began operations in the summer of 2007. We currently operate four solar cell manufacturing lines and twelve solar cell manufacturing lines at FAB1 and FAB2, respectively, with a total rated annual solar cell manufacturing capacity of 700 MW.

In December 2010, we announced the inauguration of AUOSP, SunPower's joint venture solar cell manufacturing facility ("FAB3") in Malaysia with AU Optronics Corp. ("AUO"). The construction and ramp up of FAB3, located in Melaka, south of Kuala Lumpur, will continue through 2014, and when completed, is expected to generate more than 1,400 MW annually. FAB3 began production in October 2010 and as of January 1, 2012 operates twelve solar cell manufacturing lines with a total rated annual solar cell manufacturing capacity of 600 MW.

Using our solar cells, we manufacture our solar panels at our solar panel assembly facilities located in the Philippines and Mexico. In our Philippines facility, we currently operate fourteen solar panel assembly lines with a total rated annual solar panel manufacturing capacity of 600 MW. In August 2011, we leased an additional facility in Mexicali, Mexico which will serve as another solar panel assembly facility. We currently operate two solar panel assembly lines in our Mexico facility. When fully online, the Mexico facility will house twelve solar panel assembly lines with an expected total manufacturing capacity of approximately 500 MW. Our solar panels are also assembled for us by third-party contract manufacturers in China, Mexico, Poland, and California.

We source the solar panels and balance of system components based on quality, performance, and cost considerations both internally and from third-party suppliers. We generally assemble proprietary components, such as cementitious coatings and certain adhesive applications, while we purchase generally available components from third-party suppliers. Certain of our products, such as our SunTile products, are assembled at our third-party contractors’ assembly plant prior to shipment to the project location. Other products such as our SunPower Tracker and SunPower T-10 commercial roof tiles are field assembled with components shipped directly from suppliers. The balance of system components can make up as much as two-thirds of the cost of a solar power system. Therefore, we are focused on standardizing our products with the goal of driving down installation costs, such as with our SunPower Oasis operating system.

Customers

In our UPP Segment, our customers typically include investors, financial institutions, project developers, electric utilities, and independent power producers in the United States, Europe, and Asia. In our R&C Segment, we primarily sell our products to commercial and governmental entities, production home builders, and our third-party global dealer network serving residential owners and small commercial building owners. In the residential homeowner market, we sell our products to customers primarily in the United States, Australia, and Europe while our commercial, governmental, and production home builders are typically in the United States.

We work with development, construction, system integration, and financing companies to deliver our solar power systems to wholesale sellers, retail sellers, and retail users of electricity. In the United States, we often work with investors and financing companies that purchase solar power systems from us, and they then sell solar electricity generated from these systems under PPAs to utilities or end-use customers. End-use customers typically pay the investors and financing companies over an extended period of time based on energy they consume from the solar power systems, rather than paying for the full capital cost of purchasing the solar power systems. In our history, we have shipped more than 2,200 MW of SunPower solar products worldwide. In addition, our dealer network and our new homes division have deployed thousands of SunPower rooftop solar power systems to residential customers.

We sell our products in North America, Europe, the Middle East, Asia, and Australia, principally in regions where government incentives have accelerated solar power adoption. We have offices in markets such as Australia, England, France, Germany, Greece, Israel, Italy, Japan, Malta, and Spain. We anticipate developing additional customer relationships in other markets and geographic regions as we expand our business. We generally do not have long-term agreements with our customers, see "Item 1A: Risk Factors" including "We often do not have long-term agreements with our customers and accordingly could lose customers without warning, which could cause our operating results to decline."

The table below represents our significant customers which accounted for greater than 10 percent of total revenue, accounts receivable, or costs and estimated earnings in excess of billings during fiscal 2011, 2010, and 2009. We had no customers that accounted for 10 percent or more of total revenue in fiscal 2011.

		Year Ended
Revenue		January 1, 2012	January 2, 2011	January 3, 2010
Significant Customers:	Business Segment
Customer A	Utility and power plants	*	12%	*
Customer B	Utility and power plants	*	*	12%

		As of
Accounts receivable		January 1, 2012	January 2, 2011
Significant Customer:	Business Segment
Customer C	Utility and power plants	20%	*
Customer D	Utility and power plants	*	11%

		As of
Cost in excess of billings		January 1, 2012	January 2, 2011
Significant Customer:	Business Segment
Customer E	Utility and power plants	21%	*
Customer F	Utility and power plants	*	17%
Customer G	Utility and power plants	*	15%

 *    denotes less than 10% during the period

Geographic Information

Information regarding the physical location of our property, plant and equipment and our foreign and domestic operations is contained in Note 6 and Note 17, respectively, of Notes to Consolidated Financial Statements in Part II - "Item 8: Financial Statements and Supplemental Data," which information is incorporated herein by reference.

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

Through both our R&C and UPP Segments, we have direct sales personnel, and within our R&C Segment, we also have dealer representatives. Our direct sales personnel and dealer representatives are located in Australia, France, Germany, Greece, Italy, Japan, Korea, Spain, Switzerland, and the United States. During fiscal 2011, we expanded the size of our dealer network to approximately 1,800 dealers worldwide from 1,500 in fiscal 2010 and 1,000 in fiscal 2009. Our dealer network in the United States serves over 40 states. We have three dealership tiers in the program: Elite, Premier, and Authorized. Approximately 10% to 15% of the dealers in the United States have earned Elite status and approximately 25% to 35% have earned Premier status. We provide warranty coverage on systems we sell through our direct sales personnel and dealers through both the UPP and R&C Segments. To the extent we sell through dealers, we may provide system design and support services while the dealers are responsible for construction, maintenance, and service.

Our overall marketing programs include conferences and seminars, website and social media campaigns, sales training, public relations, and advertising. Our marketing group is also responsible for driving many qualified leads to support our sales teams lead generation efforts and assessing the productivity of our lead pipeline. For our R&C Segment, we assist our dealer network through a marketing resource center and customer support organization. We have marketing personnel in San Jose and Richmond, California, and Trenton, New Jersey, United States, as well as in Frankfurt, Germany, Madrid, Spain and Geneva, Switzerland.

Backlog

Our solar power system project backlog within our North American commercial business and our systems business within the R&C Segment and UPP Segment, respectively, represents the uncompleted portion of contracted and financed projects. Contingent customer orders that are not yet financed are excluded from backlog as of January 2, 2011. Our solar power system projects are often cancelable by our customers under certain conditions. In addition, revenue and related costs are often subject to delays or scope modifications based on change orders agreed to with our customers, or changes in the estimated construction costs to be incurred in completing the project.

Our residential and light commercial business and the components business within the R&C Segment and UPP Segment, respectively, include large volume sales of solar panels, mounting systems, and other solar equipment to third parties, which are typically ordered by our third-party global dealer network and customers under standard purchase orders with relatively short delivery lead-times, generally within one to three months. We have entered into multi-year supply agreements with certain customers of our components business that contain minimum firm purchase commitments. However, specific products that are to be delivered and the related delivery schedules under these long-term contracts are often subject to modifications based on change orders and amendments agreed to with our customers. Our backlog represents the uncompleted portion of firm purchase commitments and open purchase orders by our third-party global dealer network.

Management believes that backlog at any particular date is not necessarily a meaningful indicator of future revenue for any particular period of time because our backlog excludes contracts signed and completed in the same quarter and contracts still conditioned upon obtaining financing. Backlog totaled approximately $1,688 million and $1,373 million as of January 1, 2012 and January 2, 2011, respectively, of which $1,028 million is expected to be recognized in fiscal 2012.

Competition

The market for solar electric power technologies is competitive and continually evolving. We expect to face increased competition, which may result in price reductions, reduced margins, or loss of market share. Our solar power products and systems compete with a large number of competitors in the solar power market, including, but not limited to:

•
R&C Segment: Canadian Solar Inc., JA Solar Holdings Co., Kyocera Corporation, Mitsubishi Corporation, Q-Cells AG, Sanyo Corporation (a subsidiary of Panasonic Corporation), Sharp Corporation, SolarCity Corporation, SolarWorld AG, Sungevity, Inc., SunRun, Inc., Suntech Power Holdings Co. Ltd., Trina Solar Ltd., and Yingli Green Energy Holding Co. Ltd.

•
UPP Segment: Abengoa Solar S.A., Acconia Energia S.A., AES Solar Energy Ltd., Chevron Energy Solutions (a subsidiary of Chevron Corporation), EDF Energy plc, First Solar Inc., NextEra Energy, Inc., OPDE Group, NRG Energy, Inc., Recurrent Energy (a subsidiary of Sharp Corporation), Sempra Energy, Skyline Solar, Inc., Solargen Energy, Inc., Solaria Corporation, SolFocus, Inc., SunEdison (a subsidiary of MEMC Electronic Materials Inc.), and Tenaska, Inc.

We also face competition from resellers that have developed related offerings that compete with our product and service offerings, or have entered into strategic relationships with other existing solar power system providers. We compete for limited government funding for research and development contracts, customer tax rebates and other programs that promote the use of solar, and other renewable forms of energy with other renewable energy providers and customers.

In addition, universities, research institutions, and other companies have brought to market alternative technologies such as thin films and high concentration photovoltaic, which compete with our technology in certain applications. Furthermore, the solar power market in general competes with conventional fossil fuels supplied by utilities and other sources of renewable energy such as wind, hydro, biomass, solar thermal, and emerging distributed generation technologies such as micro-turbines, sterling engines and fuel cells.

In the large-scale on-grid solar power systems market, we face direct competition from a number of companies, including those that manufacture, distribute, or install solar power systems as well as construction companies that have expanded into the renewable sector. In addition, we will occasionally compete with distributed generation equipment suppliers.

We believe that the key competitive factors in the market for solar panels include:

•	total system price;

•	LCOE evaluation;

•	power efficiency and performance;

•	aesthetic appearance of solar panels;

•	strength of distribution relationships;

•	availability of third-party financing and investments;

•	timeliness of new product introductions; and

•	warranty protection, quality, and customer service.

The principal elements of competition in the solar power systems market include technical expertise, price, experience, delivery capabilities, diversity of product offerings, financing structures, marketing and sales, product performance, quality, efficiency and reliability, and technical service and support. We believe that we can compete favorably with respect to each of these factors, although we may be at a disadvantage in comparison to larger companies with broader product lines, greater technical service and support capabilities, and financial resources. For more information about risks related to our competition, please see "Item 1A: Risk Factors" including "The increase in the global supply of solar cells and panels, and increasing competition, may cause substantial downward pressure on the prices of our products and cause us to lose sales or market share, resulting in lower revenues, earnings, and cash flow," and "If we fail to successfully develop and introduce new and enhanced products and services, while continuing to reduce our costs, we may not be able to compete effectively, and our ability to generate revenues will suffer."

Intellectual Property

We rely on a combination of patent, copyright, trade secret, trademark, and contractual protections to establish and protect our proprietary rights. "SunPower" is our registered trademark in countries throughout the world for use with solar cells, solar panels and mounting systems. We also hold registered trademarks for "Oasis," "PowerLight," "PowerGuard," "PowerTracker," "Serengeti," "Smarter Solar," "SunTile," "SuPo Solar," and "The Planet's Most Powerful Solar" in certain countries. We are seeking and will continue to seek registration of the "SunPower" trademark and other trademarks in additional countries as we believe is appropriate. As of January 1, 2012, we held registrations for 13 trademarks in the United States, and had 5 trademark registration applications pending. We also held 28 trademarks and had over 19 trademark applications pending in foreign jurisdictions. We require our business partners to enter into confidentiality and nondisclosure agreements before we disclose any sensitive aspects of our solar cells, technology, or business plans. We typically enter into proprietary information agreements with employees, consultants, vendors, customers, and joint venture partners.

We own multiple patents and patent applications which cover aspects of the technology in the solar cells, mounting products, and electrical and electronic systems that we currently manufacture and market. We continue to file for and receive new patent rights on a regular basis. The lifetime of a utility patent typically extends for 20 years from the date of filing with the relevant government authority. We assess appropriate opportunities for patent protection of those aspects of our technology, designs, methodologies, and processes that we believe provide significant competitive advantages to us, and for licensing opportunities of new technologies relevant to our business. As of January 1, 2012, we held 89 patents in the United States, which will expire at various times between now and 2030, and had 142 patent applications pending. We also held 100 patents and had 306 patent applications pending in foreign jurisdictions. While patents are an important element of our intellectual property strategy, our business as a whole is not dependent on any one patent or any single pending patent application. We additionally rely on trade secret rights to protect our proprietary information and know-how. We employ proprietary processes and customized equipment in our manufacturing facilities. We therefore require employees and consultants to enter into confidentiality agreements to protect them.

We are currently in litigation in Germany against Knubix GmbH related to alleged violations of our patent rights. We are also currently in litigation in Federal Court in the Northern District of California against SolarCity Corporation ("Solar City") and five current SolarCity employees relating to alleged violations by such employees of our trade secret rights.

For more information about risks related to our intellectual property, please see "Item 1A: Risk Factors" including "We are dependent on our intellectual property, and we may face intellectual property infringement claims that could be time-consuming and costly to defend and could result in the loss of significant rights," and "We rely substantially upon trade secret laws and contractual restrictions to protect our proprietary rights, and, if these rights are not sufficiently protected, our ability to compete and generate revenue could suffer," and "We may not obtain sufficient patent protection on the technology embodied in the solar products we currently manufacture and market, which could harm our competitive position and increase our expenses."

Public Policy Considerations

Different policy mechanisms have been used by governments to accelerate the adoption of solar power. Examples of customer-focused financial mechanisms include capital cost rebates, performance-based incentives, feed-in tariffs, tax credits, and net metering. Some of these government mandates and economic incentives are scheduled to be reduced or to expire, or could be eliminated altogether, including the feed-in tariffs in Germany and Italy. Capital cost rebates provide funds to customers based on the cost and size of a customer’s solar power system. Performance-based incentives provide funding to a customer based on the energy produced by their solar power system. Feed-in tariffs pay customers for solar power system generation based on energy produced, at a rate generally guaranteed for a period of time. Tax credits reduce a customer’s taxes at the time the taxes are due. In the United States and other countries, net metering has often been used as a supplemental program in conjunction with other policy mechanisms. Under net metering, a customer can generate more energy than used, during which periods the electricity meter will spin backwards. During these periods, the customer "lends" electricity to the grid, retrieving an equal amount of power at a later time.

In addition to the mechanisms described above, new market development mechanisms to encourage the use of renewable energy sources continue to emerge. For example, many states in the United States have adopted renewable portfolio standards which mandate that a certain portion of electricity delivered to customers come from eligible renewable energy resources. In certain developing countries, governments are establishing initiatives to expand access to electricity, including initiatives to support off-grid rural electrification using solar power. For more information about risks related to public policies, please see "Item 1A: Risk Factors" including "The reduction, modification or elimination of government and economic incentives could cause our revenue to decline and harm our financial results," and "Existing regulations and policies and changes to these regulations and policies may present technical, regulatory, and economic barriers to the purchase and use of solar power products, which may significantly reduce demand for our products and services," and "Fluctuations in Solar Renewable Energy Credits spot prices may adversely impact our results of operations".

Environmental Regulations

We use, generate, and discharge toxic, volatile, or otherwise hazardous chemicals and wastes in our research and development, manufacturing, and construction activities. We are subject to a variety of foreign, federal, state, and local governmental laws and regulations related to the purchase, storage, use, and disposal of hazardous materials.

We believe that we have all environmental permits necessary to conduct our business and expect to obtain all necessary environmental permits for future construction activities. We believe that we have properly handled our hazardous materials and wastes and have appropriately remediated any contamination at any of our premises. We are not aware of any pending or threatened environmental investigation, proceeding or action by foreign, federal, state or local agencies, or third parties involving our current facilities. Any failure by us to control the use of, or to restrict adequately the discharge of, hazardous substances could subject us to substantial financial liabilities, operational interruptions, and adverse publicity, any of which could materially and adversely affect our business, results of operations, and financial condition.

Employees

As of January 1, 2012, we had approximately 5,220 employees worldwide, excluding employees of our joint ventures. As of January 1, 2012, approximately 670 employees were located in the United States, 4,130 employees were located in the Philippines and 420 employees were located in other countries. Of these employees, approximately 3,980 were engaged in manufacturing, 150 in construction projects, 210 in research and development, 560 in sales and marketing, and 320 in general and administrative services. None of our employees are represented by labor unions. Employees located in France, Italy and Spain are covered by collective bargaining agreements. We have never experienced a work stoppage and we believe relations with our employees are good.

Additional Information

We were originally incorporated in California in April 1985 by Dr. Richard Swanson to develop and commercialize high-efficiency solar cell technologies. Cypress Semiconductor Corporation ("Cypress") made a significant investment in SunPower in 2002 and in November 2004, Cypress acquired 100% ownership of all outstanding shares of our capital stock, excluding unexercised warrants and options. In November 2005, we reincorporated in Delaware, created two classes of common stock and held an initial public offering ("IPO") of our former class A common stock. After completion of our IPO, Cypress held all the outstanding shares of our former class B common stock. On September 29, 2008, Cypress distributed to its shareholders all of its shares of our former class B common stock, in the form of a pro rata dividend to the holders of record as of September 17, 2008 of Cypress common stock. As a result, our former class B common stock became publicly traded and listed on the Nasdaq Global Select Market under the symbol "SPWRB," along with our former class A common stock under the symbol "SPWRA," and we discontinued being a subsidiary of Cypress. On June 21, 2011, we became a subsidiary of Total, a subsidiary of Total S.A., a French société anonyme ("Total S.A.") that acquired 60% of our former class A and B common stock as of June 13, 2011. On November 15, 2011, our stockholders approved the reclassification of all outstanding former class A common stock and class B common stock into a single class of common stock listed on the Nasdaq Global Select Market under the symbol "SPWR".

Available Information

We make available our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or Section 15(d) of the Securities Exchange Act of 1934 free of charge on our website at www.sunpowercorp.com, as soon as reasonably practicable after they are electronically filed or furnished to the SEC. Additionally, copies of materials filed by us with the SEC may be accessed at the SEC’s Public Reference Room at 100 F Street NE, Washington, D.C. or at the SEC’s website at http://www.sec.gov. For information about the SEC’s Public Reference Room, the public may contact 1-800-SEC-0330. Copies of material filed by us with the SEC may also be obtained by writing to us at our corporate headquarters, SunPower Corporation, Attention: Investor Relations, 77 Rio Robles, San Jose, California 95134, or by calling (408) 240-5500. The contents of our website are not incorporated into, or otherwise to be regarded as a part of, this Annual Report on Form 10-K.

ITEM 1A: RISK FACTORS

Our operations and financial results are subject to various risks and uncertainties, including risks related to our sales channels, liquidity, supply chain, operations, intellectual property, and our debt and equity securities. Although we believe that we have identified and discussed below certain key risk factors affecting our business, there may be additional risks and uncertainties that are not presently known or that are not currently believed to be significant that may also adversely affect our business, financial condition, results of operations, cash flows, and trading price of our common stock as well as our 4.50% senior convertible debentures, 4.75% senior convertible debentures, and 0.75% senior convertible debentures.

Risks Related to Our Sales Channels

The increase in the global supply of solar cells and panels, and increasing competition, may cause substantial downward pressure on the prices of such products and cause us to lose sales or market share, resulting in lower revenues, earnings, and cash flow.

Global solar cell and panel production capacity has been materially increasing since 2009, and is expected to continue to increase in the future. Many competitors or potential competitors, particularly in China, continue to expand their production, creating an oversupply of solar panels and cells in key markets. Increases in solar panel production and industry competition have resulted, and will continue to result, in substantial downward pressure on the price of solar cells and panels, including SunPower products. Increasing competition could also result in us losing sales or market share. Such price reductions or loss of sales or market share could continue to have a negative impact on our revenue and earnings, and could materially adversely affect our business and financial condition and cash flows. See also "If we fail to successfully develop and introduce new and enhanced products and services, while continuing to reduce our costs, we may not be able to compete effectively, and our ability to generate revenues will suffer."

Our operating results will be subject to fluctuations and are inherently unpredictable.

We do not know if our revenue will grow, or if it will grow sufficiently to outpace our expenses. We may not be profitable on a quarterly basis. For example, we experienced net losses in each quarter of 2011. Our quarterly revenue and operating results will be difficult to predict and have in the past fluctuated from quarter to quarter. Revenue from our large commercial and, utilities and power plant customers (for example, our California Valley Solar Ranch ("CVSR") project), is difficult to forecast and is susceptible to large fluctuations. The amount, timing and mix of sales to our large commercial, utilities and power plant customers, often for a single medium or large-scale project, may cause large fluctuations in our revenue and other financial results as, at any given time, a single large-scale project can account for a material portion of our total revenue in a given quarter. Our inability to monetize our projects as planned, or any delay in obtaining the required government support or initial payments to begin recognizing revenue under the relevant recognition criteria, and the corresponding revenue impact under the percentage-of-completion method of recognizing revenue, may similarly cause large fluctuations in our revenue and other financial results. A delayed disposition of a project could require us to recognize a gain on the sale of assets instead of recognizing revenue. Further, our revenue mix of materials sales versus project sales can fluctuate dramatically from quarter to quarter, which may adversely affect our margins and financial results in any given period. Any decrease in revenue from our large commercial, utilities and power plant customers, whether due to a loss or delay of projects or an inability to collect, could have a significant negative impact on our business. Our agreements with these customers may be canceled if we fail to meet certain product specifications or materially breach the agreement. In the event of a customer bankruptcy, our customers may seek to renegotiate the terms of current agreements or renewals. In addition, the failure by any significant customer to pay for orders, whether due to liquidity issues or otherwise, could materially and adversely affect our results of operations. Sales to our residential and light commercial customers are similarly susceptible to unpredictable volumes. Declining average selling prices impact our residential and light commercial sales quickly, thus leading to large fluctuations in revenues. Any of the foregoing may cause us to miss any current and future revenue or earnings guidance and negatively impact liquidity.

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

The general economy, the current European debt crisis, and limited availability of credit and liquidity could materially and adversely affect our business and results of operations. We often require project financing for development and construction of our solar power plant projects, which require significant investments before the equity is later sold to investors. Many purchasers of our systems projects have entered into third-party arrangements to finance their systems over an extended period of time, while many end-customers have chosen to purchase solar electricity under a power purchase agreement ("PPA") with an investor or financing company that purchases the system from us or our authorized dealers. In addition, under our power purchase business model, we often execute PPAs directly with the end-user customer purchasing solar electricity, with the expectation that we will later assign the PPA to a financier. Under such arrangements, the financier separately contracts with us to build and acquire the solar power system, and then sells the electricity to the end-user customer under the assigned PPA. When executing PPAs with the end-user customers, we seek to mitigate the risk that a financier will not be available for the project by allowing termination of the PPA in such event without penalty. However, we may not always be successful in negotiating for penalty-free termination rights for failure to obtain financing, and certain end-user customers have required substantial financial penalties in exchange for such rights. These structured finance arrangements are complex and may not be feasible in many situations.

Due to the general challenging credit markets worldwide, we may be unable to obtain project financing for our projects, we may be unable to find partners for our residential lease program, customers may be unable or unwilling to finance the cost of our products, we may have difficulties in reaching agreements with financiers to finance the construction of our solar power systems, or the parties that have historically provided this financing may cease to do so, or only do so on terms that are substantially less favorable for us or our customers, any of which could materially and adversely affect our revenue and growth in all segments of our business. In addition, in the United States, with the expiration of the Treasury Grant under Section 1603 of the American Recovery and Reinvestment Act program, we will need to identify interested financiers with sufficient taxable income to monetize the tax incentives created by our solar systems. Our plans to continue to grow our residential leasing program may be delayed if credit conditions prevent us from obtaining or maintaining arrangement(s) to finance the program. The lack of project financing could delay the development and construction of our solar power plant projects, thus reducing our revenues from the sale of such projects. Many customers, especially in the United States, choose to purchase solar electricity under a PPA with a financing company that buys the system from us and the lack of availability of such financing could lead to reduced revenues. If economic recovery is slow in the United States or elsewhere, or if the European debt crisis remains unresolved or worsens, we may experience decreases in the demand for our solar power products, which may harm our operating results. We may in some cases seek to pursue partnership arrangements with financing entities to assist residential and other customers to obtain financing for the purchase or lease of our systems, which would expose us to credit or other risks. In addition, a rise in interest rates would likely increase our customers' cost of financing or leasing our products and could reduce their profits and expected returns on investment in our products. The general reduction in available credit to would-be borrowers or lessees, the poor state of economies worldwide, and the condition of housing markets worldwide could delay or reduce our sales of products to new homebuilders and authorized resellers.

The reduction, modification or elimination of government and economic incentives could cause our revenue to decline and harm our financial results.

The market for on-grid applications, where solar power is used to supplement a customer's electricity purchased from the utility network or sold to a utility under tariff, depends in large part on the availability and size of government mandates and economic incentives because, at present, the cost of solar power generally exceeds retail electric rates in many locations and wholesale peak power rates in some locations. In addition, on-grid applications depend on access to the grid, which is also regulated by government entities. Incentives and mandates vary by geographic market. Various government bodies in most of the countries where we do business have provided incentives in the form of feed-in tariffs, rebates, and tax credits and other incentives and mandates, such as renewable portfolio standards, to end-users, distributors, system integrators and manufacturers of solar power products to promote the use of solar energy in on-grid applications and to reduce dependency on other forms of energy. In 2011, some of these government mandates and economic incentives have been reduced or fundamentally restructured, including the feed-in tariffs in Germany and incentives offered by other European countries, which has had a materially negative effect on the market size and price of solar systems in Europe and caused our earnings in 2011 to decline in Europe and adversely affected our financial results. Governmental decisions regarding the provision of economic incentives often depend on political and economic factors that are largely beyond our control. Because our sales are into the on-grid market, the reduction, modification or elimination of grid access, government mandates and economic incentives in one or more of our customer markets would materially and adversely affect the growth of such markets or result in increased price competition, either of which could cause our revenue to decline and harm our financial results.

Existing regulations and policies and changes to these regulations and policies may present technical, regulatory, and economic barriers to the purchase and use of solar power products, which may significantly reduce demand for our products and services.

The market for electric generation products is heavily influenced by federal, state and local government laws, regulations and policies concerning the electric utility industry in the United States and abroad, as well as policies promulgated by electric utilities. These regulations and policies often relate to electricity pricing and technical interconnection of customer-owned electricity generation, and could deter further investment in the research and development of alternative energy sources as well as customer purchases of solar power technology, which could result in a significant reduction in the potential demand for our solar power products. The market for electric generation equipment is also influenced by trade and local content laws, regulations and policies which can discourage growth and competition in the solar industry, create economic barriers to the purchase of solar power products, thus reducing demand for our solar products.  We anticipate that our solar power products and their installation will continue to be subject to oversight and regulation in accordance with federal, state, local and foreign regulations relating to construction, safety, environmental protection, utility interconnection and metering, trade, and related matters. It is difficult to track the requirements of individual states or local jurisdictions and design equipment to comply with the varying standards. Any new regulations or policies pertaining to our solar power products may result in significant additional expenses to us, our resellers and our resellers' customers, which could cause a significant reduction in demand for our solar power products. See also "Risks Related to Our Operations-We sell our solar products to agencies of the U.S. government, and as a result, we are subject to a number of procurement rules and regulations, and our business could be adversely affected by an audit by the U.S. government if it were to identify errors or failure to comply with regulations."

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

Increases in the defect rate of SunPower or third-party products could cause us to increase the amount of warranty reserves and have a corresponding negative impact on our results of operations. Further, potential future product failures could cause us to incur substantial expense to repair or replace defective products, and we have agreed in some circumstances to indemnify our customers and our distributors against liability from some defects in our solar products. A successful indemnification claim against us could require us to make significant damage payments. Repair and replacement costs, as well as successful indemnification claims, could materially and negatively impact our financial condition and results of operations.

Like other retailers, distributors and manufacturers of products that are used by customers, we face an inherent risk of exposure to product liability claims in the event that the use of the solar power products into which solar cells and solar panels are incorporated results in injury, property damage or other damages. We may be subject to warranty and product liability claims in the event that our solar power systems fail to perform as expected or if a failure of our solar power systems results, or is alleged to result, in bodily injury, property damage or other damages. Since our solar power products are electricity producing devices, it is possible that our systems could result in injury, whether by product malfunctions, defects, improper installation or other causes. In addition, since we only began selling our solar cells and solar panels in the early 2000's and the products we are developing incorporate new technologies and use new installation methods, we cannot predict whether or not product liability claims will be brought against us in the future or the effect of any resulting negative publicity on our business. Moreover, we may not have adequate resources in the event of a successful claim against us. We rely on our general liability insurance to cover product liability claims and have not obtained separate product liability insurance. A successful warranty or product liability claim against us that is not covered by insurance or is in excess of our available insurance limits could require us to make significant payments of damages. In addition, quality issues can have various other ramifications, including delays in the recognition of revenue, loss of revenue, loss of future sales opportunities, increased costs associated with repairing or replacing products, and a negative impact on our goodwill and reputation, which could also adversely affect our business and operating results.

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

Our failure to further refine our technology, reduce cost in our manufacturing process, and develop and introduce new solar power products could cause our products or our manufacturing facilities to become uncompetitive or obsolete, which could reduce our market share, cause our sales to decline, and cause the impairment of our assets. This will require us to continuously develop new solar power products and enhancements for existing solar power products to keep pace with evolving industry standards, competitive pricing and changing customer requirements. If we cannot continually improve the efficiency of our solar panels as compared to those of our competitors, our pricing will become less competitive, and we could lose market share and our margins would be adversely impacted. As we introduce new or enhanced products or integrate new technology into our products, we will face risks relating to such transitions including, among other things, technical challenges, acceptance of products by our customers, disruption in customers' ordering patterns, insufficient supplies of new products to meet customers' demand, possible product and technology defects arising from the integration of new technology and a potentially different sales and support environment relating to any new technology. Our failure to manage the transition to newer products or the integration of newer technology into our products could adversely affect our business's operating results and financial condition.

A limited number of customers and large projects are expected to continue to comprise a significant portion of our revenues and any decrease in revenue from those customers or projects, or an increase in related expenses, could have a significant adverse effect on us.

Even though we expect our customer base and number of large projects to expand and our revenue streams to diversify, a substantial portion of our revenues could continue to depend on sales to a limited number of customers as well as construction of a limited number of large projects (for example, the CVSR project), and the loss of sales to, or construction of, or inability to collect from those customers or for those projects, or an increase in expenses (such as financing costs) related to any such large projects, would have a significant negative impact on our business. Our agreements with such customers or for such projects may be cancelled if we fail to meet certain product specifications, materially breach the governing agreements, or in the event of a customer's or project entity's bankruptcy, and our customers may seek to cancel or renegotiate the terms of current agreements or renewals. In addition, the failure by any significant customer to pay for orders and the construction process, whether due to liquidity issues, failure of anticipated government support or otherwise, could materially and negatively affect our results of operations.

We often do not have long-term agreements with our customers and accordingly could lose customers without warning, which could cause our operating results to decline.

Our product sales to residential dealers and components customers are frequently not made under long-term agreements. We also contract to construct or sell large projects with no assurance of repeat business from the same customers in the future. Although we believe that cancellations on our purchase orders to date have been infrequent, our customers may cancel or reschedule purchase orders with us on relatively short notice. Cancellations or rescheduling of customer orders could result in the delay or loss of anticipated sales without allowing us sufficient time to reduce, or delay the incurrence of, our corresponding inventory and operating expenses. In addition, changes in forecasts or the timing of orders from these or other customers expose us to the risks of inventory shortages or excess inventory. These circumstances, in addition to the completion and non-repetition of large projects, declining average selling prices, changes in the relative mix of sales of solar equipment versus solar project installations, and the fact that our supply agreements are generally long-term in nature and many of our other operating costs are fixed, in turn could cause our operating results to fluctuate and may result in a material adverse effect in our business and financial results. In addition, since we rely partly on our network of dealers internationally for marketing and other promotional programs, if our dealers fail to perform up to our standards, our operating results may decline.

Almost all of our engineering, procurement and construction ("EPC") contracts are fixed price contracts which may be insufficient to cover unanticipated or dramatic changes in costs over the life of the project.

Almost all of our EPC contracts are fixed price contracts. All essential costs are estimated at the time of entering into the EPC contract for a particular project, and these are reflected in the overall price that we charge our customers for the project. These cost estimates are preliminary and may or may not be covered by contracts between us or the subcontractors, suppliers, and any other parties that may become necessary to complete the project. Thus, if the cost of materials were to rise dramatically as a result of sudden increased demand, or if financing costs were to increase due to use of the Liquidity Support Facility (as defined below) or otherwise, these costs may have to be borne by us.

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

Risks Related to Our Liquidity

Due to the general economic environment, the continued market pressure driving down the average selling prices of our solar power products, and other factors, we may be unable to generate sufficient cash flows or obtain access to external financing necessary to fund our operations and make adequate capital investments as planned.

We expect total capital expenditures related to purchases of property, plant and equipment in the range of $110 million to $130 million in fiscal 2012. To develop new products, support future growth, achieve operating efficiencies, and maintain product quality, we must make significant capital investments in manufacturing technology, facilities and capital equipment, research and development, and product and process technology. We also anticipate increased costs as we expand our manufacturing operations, make advance payments for raw materials or pay to procure such materials, especially polysilicon, increase our sales and marketing efforts, invest in joint ventures and acquisitions, and continue our research and development efforts with respect to our products and manufacturing technologies. In January 2012, we completed the acquisition of Tenesol, a European-based manufacturer and developer of solar projects with module manufacturing operations in La Tour deSalvagny, France and Cape Town, South Africa, and which is in the process of developing a third site near Carling, France. Our manufacturing and assembly activities have required and will continue to require significant investment of capital and substantial engineering expenditures. In addition, we expect to invest a significant amount of capital to develop solar power systems and plants for sale to customers. The development and construction of solar power plants can require long periods of time and substantial initial investments. The delayed disposition of such projects could have a negative impact on our liquidity. See "Risk Related to Our Operations-We may make significant investments in building solar power plants without first obtaining project financing, and the delayed sale of our projects would adversely affect our business, liquidity and results of operations." A significant portion of our revenue is generated from a limited number of customers and large projects, and our inability to execute those projects, or to collect from those customers or for those projects, would have a significant negative impact on our business. See "A limited number of customers and large projects are expected to continue to comprise a significant portion of our revenues and any decrease in revenue from those customers or projects could have a significant adverse effect on us” in Part II, Item 1A, "Risk Factors."

Our capital expenditures and use of working capital may be greater than we currently expect if we decide to make additional investments in the development and construction of solar power plants, or if sales of power plants and associated cash proceeds are delayed, or if we decide to accelerate increases in our manufacturing capacity internally or through capital contributions to joint ventures. We require project financing in connection with the construction of solar power plants, which financing may not be available on terms acceptable to us. In addition, we will in the future make additional investments in certain of our joint ventures or could guarantee certain financial obligations of our joint ventures, which could reduce our cash flows, increase our indebtedness and expose us to the credit risk of our joint ventures. Certain of our customers also require performance bonds issued by a bonding agency or letters of credit issued by financial institutions. As of January 1, 2012 letters of credit issued under the Deutsche Bank Trust facility amounted to $51.3 million and were fully collateralized with restricted cash. Our uncollateralized letter of credit facility with Deutsche Bank is guaranteed by Total S.A. pursuant to the Credit Support Agreement between us and Total S.A. A default under the Credit Support Agreement or the guaranteed letter of credit facility, or if our other indebtedness greater than $25 million becomes accelerated, could cause Total S.A., subject to its obligations under the Liquidity Support Facility (described below), to declare all amounts due and payable to Total S.A. and direct the bank to cease issuing additional letters of credit on behalf of SunPower, which could have a material adverse effect on our operations. In addition, if our financial results or operating plans change from our current assumptions, or if the holders of our outstanding 4.50% convertible debentures due 2015 become entitled, and elect, to convert the debentures into cash, we may not have sufficient resources to support our business plan or pay cash in connection with the redemption of outstanding 4.50% debentures. See "Our substantial indebtedness and other contractual commitments could adversely affect our business, financial condition and results of operations, as well as our ability to meet any of our payment obligations under the 4.50% and 4.75% debentures and our other debt."

We believe that our current cash and cash equivalents, cash generated from operations, and funds available under our revolving credit facility with Credit Agricole will be sufficient to meet our working capital requirements and fund our committed capital expenditures over the next 12 months, including the development and construction of solar power plants over the next 12 months. In addition, we also have the Liquidity Support Facility (described below) with up to $600 million available from Total S.A. to us under certain specified circumstances. As of January 1, 2012, $250.0 million was outstanding under our revolving credit facility with Credit Agricole.  This revolving credit facility requires that we maintain certain financial ratios, including a ratio of our debt at the end of each quarter to our EBITDA (earnings before interest, tax, depreciation and amortization) for the last twelve months as defined in the facility for that quarter not exceeding 4.5 to 1.  The current market for our products is challenging, which makes projections of future revenue and EBITDA especially difficult.  If we fail to meet one of these ratios in any future quarter, and if any such failure were not cured pursuant to the Liquidity Support Facility (described below), it would enable the syndicate of banks to declare us in default under the credit facility, which could lead to further defaults as described below.

We are also party to a Liquidity Support Agreement with Total S.A. and the DOE, and a series of related agreements with Total S.A. or its affiliates, under which Total S.A. has agreed to provide us with a liquidity facility to a maximum amount of $600 million (the “Liquidity Support Facility”). Total S.A. is required, through its affiliates, to provide liquidity support to us under this facility, and we are required to accept such liquidity support from Total, S.A., if either our actual or projected unrestricted cash, cash equivalents and unused borrowing capacity are reduced below $100 million, or we fail to satisfy any financial covenant under our indebtedness, including the Credit Agricole Facility. In either such event, subject to an $600 million aggregate limit, Total S.A. is required to provide us with sufficient liquidity support to increase the amount of our unrestricted cash, cash equivalents and unused borrowing capacity to above $100 million, and to restore our compliance with our financial covenants. In general, our cost of financing under the Liquidity Support Agreement would increase as the aggregate amount of liquidity support we require over time increases.

The lenders under our credit facilities and holders of our debentures may also require us to repay our indebtedness to them in the event that our obligations under other indebtedness or contracts in excess of the applicable threshold amount, such as $25 million, are accelerated and we fail to discharge such obligations. If our capital resources are insufficient to satisfy our liquidity requirements, for example, due to cross acceleration of indebtedness, we may seek to sell additional equity securities or debt securities or obtain other debt financings, including under the Liquidity Support Facility; although the current economic environment could also limit our ability to raise capital by issuing new equity or debt securities on acceptable terms, and lenders may be unwilling to lend funds on acceptable terms that would be required to supplement cash flows to support operations. The sale of additional equity securities or convertible debt securities, including under the Liquidity Support Facility, would result in additional dilution to our stockholders and may not be available on favorable terms or at all, particularly in light of the current conditions in the financial and credit markets. Additional debt would result in increased expenses and would likely impose new restrictive covenants which may be similar or different than those restrictions contained in the covenants under our current debt agreements and debentures. Financing arrangements, including project financing for our solar power plants and letters of credit facilities, may not be available to us, or may not be available in amounts or on terms acceptable to us. We may also seek to sell assets, reduce or delay capital investments, or refinance or restructure our debt.

Under the Liquidity Support Facility, we are required to issue to Total S.A. or its affiliates, in exchange for the provision of liquidity support, warrants to purchase our common stock. The number of shares of our common stock covered by these warrants will be equal to an agreed percentage of the amount of support provided at a particular time, divided by the volume-weighted average of our stock price over the 30-day trading period ending on the trading day immediately preceding the date when the support is provided. The exercise price of these warrants is also set by reference to this volume-weighted average price, and therefore may be set at a discount to our stock price currently or at the time the warrants are issued. Any convertible debt we issue to Total S.A. or its affiliates under the Liquidity Support Facility will be convertible into our common stock at its market price at the time of conversion, which may be lower than our current stock price. Finally, any common stock we issue to Total S.A. under the Liquidity Support Facility will be priced at a 17% discount to the volume-weighted average stock price for the 30-day trading period ending on the trading day preceding the date of issuance. For all these reasons, any use of the Liquidity Support Facility will be dilutive to the equity interests of our other stockholders, and the degree of dilution will increase if our stock price decreases. Any other equity financing we may seek would also likely be dilutive to our stockholders' equity interests. For additional details, see Item 9B of this Annual Report.

If we cannot generate sufficient cash flows, find other sources of capital to fund our operations and solar power plant projects, make adequate capital investments to remain competitive in terms of technology development and cost efficiency, or provide bonding or letters of credit required by our projects, we will need to sell additional equity securities or debt securities, or obtain other debt financings. If adequate funds and alternative resources are not available on acceptable terms, our ability to fund our operations, develop and construct solar power plants, develop and expand our manufacturing operations and distribution network, maintain our research and development efforts, provide collateral for our projects, meet our debt service obligations, or otherwise respond to competitive pressures would be significantly impaired. Our inability to do any of the foregoing could have a material adverse effect on our business and results of operations.

Our substantial indebtedness and other contractual commitments could adversely affect our business, financial condition and results of operations, as well as our ability to meet any of our payment obligations under the 4.50% and 4.75% debentures and our other debt.

We currently have a significant amount of debt and debt service requirements that could have material consequences on our future operations, including:

•	making it more difficult for us to meet our payment and other obligations under the 4.50% and 4.75% debentures and our other outstanding debt;

•
resulting in an event of default if we fail to comply with the financial and other restrictive covenants contained in our debt agreements (with certain covenants becoming more restrictive over time), which event of default could result in all of our debt becoming immediately due and payable if not cured pursuant to the Liquidity Support Facility;

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

Our indebtedness may increase if we require liquidity support from Total S.A. under the Liquidity Support Facility, and in general the economic cost of such indebtedness will increase, both in absolute dollars and in our cost per dollar borrowed, as the aggregate amount of liquidity support we require over time increases.

Any of the above-listed factors could have an adverse effect on our business, financial condition and results of operations and our ability to meet our payment obligations under the 4.50% and 4.75% debentures and our other debt. In addition, we also have significant contractual commitments for the purchase of polysilicon, some of which involve prepayments, and we may enter into additional, similar long-term supply agreements in the future. Further, if the holders of our outstanding 4.50% debentures have been entitled to, and do convert their debentures, the principal amount must be settled in cash. Future conversions could materially and adversely affect our liquidity and our ability to meet our payment obligations under our debt.

Our current tax holidays in the Philippines and Switzerland will expire within the next several years.

We currently benefit from income tax holiday incentives in the Philippines in accordance with our subsidiary's registration with the Philippine Economic Zone Authority ("PEZA"), which provide that we pay no income tax in the Philippines for those operations subject to the ruling. Our current income tax holidays were granted as manufacturing lines were placed in service and thereafter expire within the next fiscal year, and we are in the process of or have applied for extensions and renewals upon expiration. We currently expect such approvals to be granted. We believe that if our Philippine tax holidays expire, (a) gross income attributable to activities covered by our PEZA registrations will be taxed at a 5% preferential rate, and (b) our Philippine net income attributable to all other activities will be taxed at the statutory Philippine corporate income tax rate, currently 30%. An increase in our tax liability could materially and negatively affect our financial condition and results of operations.

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

A number of factors may adversely impact our future effective tax rates, such as the jurisdictions in which our profits are determined to be earned and taxed; changes in the valuation of our deferred tax assets and liabilities; adjustments to estimated taxes upon finalization of various tax returns; adjustments to the our interpretation of transfer pricing standards, changes in available tax credits, grants and other incentives; changes in stock-based compensation expense; changes in tax laws or the interpretation of such tax laws (for example, proposals for fundamental U.S. international tax reform); changes in U.S. generally accepted accounting principles; expiration or the inability to renew tax rulings or tax holiday incentives; and the repatriation of non-U.S. earnings for which we have not previously provided for U.S. taxes. A change in our effective tax rate due to any of these factors may adversely impact our future results from operations. See Part II - "Item 7: Management's Discussion and Analysis of Financial Condition and Results of Operations-Results of Operations-Income Taxes."

Our insurance for certain indemnities we have made to our officers and directors may be inadequate, and potential claims could materially and negatively impact our financial condition and results of operations.

Our certificate of incorporation, by-laws and indemnification agreements require us to indemnify our officers and directors for certain liabilities that may arise in the course of their service to us. Although we currently maintain directors and officers liability insurance for certain potential third-party claims for which we are legally or financially unable to indemnify them, such insurance may be inadequate for specific claims. In addition, in previous years, we have primarily self-insured with respect to potential third-party claims. If we were required to pay a significant amount on account of these liabilities for which we self-insured, our business, financial condition and results of operations could be materially harmed. See also "Risks Related to Our Operations -- We and certain of our current and former officers and directors have been named as parties to various lawsuits relating to our past Audit Committee accounting investigation, and may be named in further litigation, including with respect to the restatement of our consolidated financial statements, all of which could require significant management time and attention, result in significant legal expenses or damages, and cause our business, financial condition, results of operations and cash flows to suffer."

Our credit agreements contain covenant restrictions that may limit our ability to operate our business.

We may be unable to respond to changes in business and economic conditions, engage in transactions that might otherwise be beneficial to us, or obtain additional financing, because our debt agreements, our Credit Support Agreement and our Liquidity Support Agreement with Total S.A., our Affiliation Agreement with Total, foreign exchange hedging agreements and equity derivative agreements contain, and any of our other future similar agreements may contain, covenant restrictions that limit our ability to, among other things:

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

Our ability to comply with these covenants is dependent on our future performance, which will be subject to many factors, some of which are beyond our control, including prevailing economic conditions. In addition, our failure to comply with these covenants could result in a default under the 4.50% and 4.75% debentures and our other debt, which could permit the holders to accelerate such debt if the default is not cured pursuant to the Liquidity Support Facility. If any of our debt is accelerated, we may not have sufficient funds available to repay such debt, which could materially and negatively affect our financial condition and results of operation.

Risks Related to Our Supply Chain

We will continue to be dependent on a limited number of third-party suppliers for certain raw materials and components for our products, which could prevent us from delivering our products to our customers within required timeframes, which in turn could result in sales and installation delays, cancellations, penalty payments and loss of market share.

We rely on a limited number of third-party suppliers, including our joint ventures, for certain raw materials and components for our solar cells, panels and power systems such as polysilicon, inverters and third-party solar panels. If we fail to develop or maintain our relationships with our suppliers, we may be unable to manufacture our products or our products may be available only at a higher cost or after a long delay. Such delays could prevent us from delivering our products to our customers within required timeframes and cause order cancellations and loss of market share. To the extent the processes that our suppliers use to manufacture components are proprietary, we may be unable to obtain comparable components from alternative suppliers. In addition, the financial markets could limit our suppliers' ability to raise capital if required to expand their production or satisfy their operating capital requirements. As a result, they could be unable to supply necessary raw materials, inventory and capital equipment to us which we would require to support our planned sales operations which would in turn negatively impact our sales volumes profitability and cash flows. The failure of a supplier to supply raw materials or components in a timely manner, or to supply raw materials or components that meet our quality, quantity and cost requirements, could impair our ability to manufacture our products or increase the cost of production. If we cannot obtain substitute materials or components on a timely basis or on acceptable terms, we could be prevented from delivering our products to our customers within required timeframes, which could result in sales and installation delays, cancellations, penalty payments or loss of market share, any of which could have a material adverse effect on our business, results of operations, and cash flows.

Limited competition among suppliers has required us in some instances to enter into long-term, firm commitment supply agreements that could result in excess or insufficient inventory and place us at a competitive disadvantage on pricing.

Due to the industry-wide shortage of polysilicon experienced prior to 2011, we have purchased polysilicon that we resell to third-party ingot and wafer manufacturers who deliver wafers to us that we then use in the manufacturing of our solar cells. Without sufficient polysilicon, some of those ingot and wafer manufacturers would not have been able to produce the wafers on which we rely. To match our estimated customer demand forecasts and growth strategy for the next several years, we have historically entered into multiple long-term supply agreements, including agreements with our joint venture First Philec Solar. Some agreements have long terms and provide for fixed or inflation-adjusted pricing, substantial prepayment obligations, and firm purchase commitments that require us to pay for the supply whether or not we accept delivery. If such agreements require us to purchase more supplies than required to meet our actual customer demand over time, the resulting excess inventory could materially and negatively impact our results of operations. Prices for raw materials and components have been rapidly declining. If we are unable to access spot market pricing of commodities and decrease our dependency on long term or fixed commitment supply agreements, we would be paying more at unfavorable payment terms for such supplies than the current market prices and payment terms available to our competitors. We would then be placed at a competitive disadvantage against competitors who were able to leverage better pricing, we would be unable to meet our cost reduction roadmap, and our profitability could decline. If our agreements provide insufficient inventory to meet customer demand, or if our suppliers are unable or unwilling to provide us with the contracted quantities, we could purchase additional supply at available market prices which could be greater than expected and could materially and negatively impact our results of operations. Such market prices could also be greater than prices paid by our competitors, placing us at a competitive disadvantage and leading to a decline in our profitability. Further, we face significant specific counterparty risk under long-term supply agreements when dealing with suppliers without a long, stable production and financial history. In the event any such supplier experiences financial difficulties or goes into bankruptcy, it could be difficult or impossible, or may require substantial time and expense, for us to recover any or all of our prepayments. In the event any such supplier experiences financial difficulties or goes into bankruptcy, we would also be unlikely to collect for warranty claims against such suppliers. Any of the foregoing could materially harm our financial condition and results of operations.

If third-party manufacturers become unable or unwilling to sell their solar cells or panels to us, our business and results of operations may be materially negatively affected.

In January 2012, we completed the acquisition of Tenesol, a European-based manufacturer and developer of solar projects with module manufacturing operations in France and South Africa. Through Tenesol, we purchase a portion of our total product mix from third-party manufacturers of solar cells. Such products increase our inventory available for sale to customers in some markets. However, such manufacturers may not be willing to sell solar cells and panels to us at the quantities and on the terms and conditions we require. Such manufacturers may be our direct competitors. If they are unable or unwilling to sell to us, we may not have sufficient products available to sell to customers and satisfy our sales commitments, thereby materially and negatively affecting our business and results of operations. In addition, warranty and product liability claims may result from defects or quality issues in connection with third party solar cells that we incorporate into our solar power products. See also “Risks Related to Our Sales Channels -- We may incur unexpected warranty and product liability claims that could materially and adversely affect our financial condition and results of operations.”

Risks Related to Our Operations

We may not be able to increase or sustain our recent growth rate, and we may not be able to manage our future growth effectively.

We may not be able to continue to expand our business or manage future growth. We plan to continue to improve our manufacturing processes and increase our production capacity, which will require successful execution of:

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

Our recent expansion has placed, and our planned expansion and any other future expansion will continue to place, a significant strain on our management, personnel, systems, liquidity and resources. Improving our manufacturing processes, expanding our manufacturing facilities or developing facilities may be delayed by difficulties such as unavailability of equipment or supplies or equipment malfunction. Ensuring delivery of adequate polysilicon and ingots is subject to many market risks including scarcity, significant price fluctuations and competition. Maintaining adequate liquidity is dependent upon a variety of factors including continued revenues from operations, working capital improvements, and compliance with our indentures and credit agreements. If we are unsuccessful in any of these areas, we may not be able to achieve our growth strategy and increase production capacity as planned during the foreseeable future. In addition, we need to manage our organizational growth, including rationalizing reporting structures, support teams, and enabling efficient decision making. For example, the administration of the residential leasing program requires processes and systems to support this new business model. If we are not successful or if we delay our implementation of such systems and processes, we may adversely affect the anticipated volumes in our residential leasing business. If we are unable to manage our growth effectively, we may not be able to take advantage of market opportunities, develop new solar cells and other products, satisfy customer requirements, execute our business plan or respond to competitive pressures. See also "If we are not successful in adding additional production lines, or we experience interruptions in the operation of our solar cell production lines, our revenue and results of operations may be materially and adversely affected."

We may make significant investments in building solar power plants without first obtaining project financing, and the delayed sale of our projects would adversely affect our business, liquidity, and results of operations.

The development and construction of solar power plants require long periods of time and substantial initial investments, which we may make without first obtaining project financing or getting final regulatory clearance. Such costs may never be recovered if the necessary permits and government support and approvals are not obtained, project financing is not obtained, or if a potential project sale cannot be completed on commercially reasonable terms or at all. Our efforts in this area may consist of all stages of development, including land acquisition, permitting, financing, construction, operation, and the eventual sale of the projects. We will often choose to bear the costs of such efforts prior to obtaining project financing, prior to getting final regulatory clearance, and prior to our final sale to a customer, if any. This involves significant upfront investments of resources (including, for example, large transmission deposits or other payments, which may be non-refundable), land acquisition, permitting, legal and other costs, and in some cases the actual costs of constructing a project, in advance of the signing of PPAs and EPC contracts, the sale of equity in the project and the receipt of any cash or revenue, much of which may not be recognized for several additional months or years following contract signing. Our ability to monetize solar power plant projects is dependent on successfully executing and selling large scale projects and often a single project can account for a material portion of our total revenue in a given quarter. We have deferred revenue recognition on certain construction projects until the projects have been financed, constructed, and sold to independent third parties. Alternatively, we may choose to build, own and operate certain solar power plants for a period of time, after which the project assets may be sold to third parties. In such cases, the delayed disposition of projects could require us to recognize a gain on the sale of assets instead of recognizing revenue. Our potential inability to obtain regulatory clearance, required government support, project financing, or enter into sales contracts with customers could adversely affect our business, liquidity and results of operations. Our inability to monetize our projects as planned, or any delay in obtaining the required initial payments to begin recognizing revenue under the relevant recognition criteria, and the corresponding revenue impact under the percentage-of-completion method of recognizing revenue, may cause large fluctuations in our revenue and other financial results. In the event the project is subsequently canceled, abandoned, or is deemed likely to occur, we will charge all prior capital costs as an operating expense in the quarter in which such determination is made, which could materially adversely affect operating results. Our liquidity could also be adversely impacted if we cannot obtain timely project financing or if project sales are delayed.

We have significant international activities and customers, and plan to continue these efforts, which subject us to additional business risks, including logistical complexity and political instability.

A substantial portion of our sales are made to customers outside of the United States, and a substantial portion of our supply agreements are with supply and equipment vendors located outside of the United States. Currently our solar cell and module production lines are located at our manufacturing facilities in the Philippines, Mexico, France and South Africa, and our joint venture's manufacturing facility in Malaysia. The majority of our solar panel assembly functions has historically been conducted by third-party contract manufacturers in China, Poland and Mexico. In addition, in January 2012, we completed the acquisition of Tenesol, a European-based manufacturer and developer of solar projects with significant international operations.

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

In addition, we need to manage our international operations with an efficient and scalable organization. If we are unable to effectively manage our international inventory and warehouses, for example, our shipping movements may not map with product demand and flow. If we are unable to successfully manage any such risks, any one or more could materially and negatively affect our business, financial condition and results of operations.

If we are not successful in adding additional production lines, or we experience interruptions in the operation of our solar cell production lines, our revenue and results of operations may be materially and adversely affected.

If our current or future solar cell or module production lines were to experience any problems or downtime, we would be unable to meet our production targets and our business would suffer. Our manufacturing activities have required and will continue to require significant management attention, a significant investment of capital and substantial engineering expenditures.

Under a joint venture agreement, we and AU Optronics Corporation ("AUO") jointly own and manage a joint venture that has constructed a manufacturing facility in Malaysia. The success of our joint venture is subject to significant risks including:

•	cost overruns, delays, supply shortages, equipment problems and other operating difficulties;

•	custom-built equipment may take longer and cost more to engineer than planned and may never operate as designed;

•	incorporating first-time equipment designs and technology improvements, which we expect to lower unit capital and operating costs, but this new technology may not be successful;

•	problems managing the joint venture with AUO, whom we do not control and whose business objectives may be different from ours and may be inconsistent with our best interests;

•	the joint venture's ability to obtain third party financing to fund its capital requirements;

•	difficulties in maintaining or improving our historical yields and manufacturing efficiencies;

•	difficulties in protecting our intellectual property and obtaining rights to intellectual property developed by the joint venture;

•	difficulties in hiring key technical, management, and other personnel;

•	difficulties in integration, implementing IT infrastructure and an effective control environment; and

•	potential inability to obtain, or obtain in a timely manner, financing, or approvals from governmental authorities for operations.

If we experience any of these or similar difficulties, we may be unable to complete the addition of new production lines on schedule at our joint venture, and our supply from the joint venture may be delayed or be more costly than expected, substantially constraining our supply of solar cells. If we are unable to utilize our manufacturing capacity at the joint venture as planned, or we experience interruptions in the operation of our existing production lines, our per-unit manufacturing costs would increase, we would be unable to increase sales or gross margins as planned, we may need to increase our supply of third party cells, and our results of operations would likely be materially and adversely affected.

If we do not achieve satisfactory yields or quality in manufacturing our solar products, our sales could decrease and our relationships with our customers and our reputation may be harmed.

The manufacture of solar cells is a highly complex process. Minor deviations in the manufacturing process can cause substantial decreases in yield and in some cases, cause production to be suspended or yield no output. We have from time to time experienced lower than anticipated manufacturing yields. As we expand our manufacturing capacity and bring additional lines or facilities into production, we may initially experience lower yields. If we do not achieve planned yields, our product costs could increase, and product availability would decrease resulting in lower revenues than expected. In addition, in the process of transforming polysilicon into ingots, a significant portion of the polysilicon is removed in the process. In circumstances where we provide the polysilicon, if our suppliers do not have very strong controls in place to ensure maximum recovery and utilization, our economic yield can be less than anticipated, which would increase the cost of raw materials to us.

Additionally, products as complex as ours may contain undetected errors or defects, especially when first introduced. For example, our solar cells or solar panels may contain defects that are not detected until after they are shipped or are installed because we cannot test for all possible scenarios. These defects could cause us to incur significant warranty, non-warranty and re-engineering costs, divert the attention of our engineering personnel from product development efforts and significantly affect our customer relations and business reputation. If we deliver solar products with errors or defects, including cells or panels of third-party manufacturers, or if there is a perception that such solar products contain errors or defects, our credibility and the market acceptance and sales of our products could be harmed. In addition, some of our arrangements with customers include termination or put rights for non-performance. In certain limited cases, we could incur liquidated damages or even be required to buy-back a customer's system at fair value on specified future dates if certain minimum performance thresholds are not met.

A change in our estimated fair market value of financed and installed systems or a change in our anticipated 1603 Treasury cash grant proceeds could adversely impact our business, revenues, margins, and results of operations.

The accounting for certain projects and programs in our business require assumptions regarding certain U.S. tax incentives, primarily, the Treasury Grant under Section 1603 of the American Recovery and Reinvestment Act (the "Cash Grant") program, which is administered by the U.S. Treasury Department ("Treasury") and provides Cash Grant payments in lieu of the §48(c) solar commercial investment tax credit to qualified applicants in an amount equal to 30% of the eligible cost basis for the qualifying solar energy property.  We have applied or will apply for the Cash Grant for certain of our qualifying projects and residential leases that were under development in 2011.  Additionally, in certain circumstances and under our residential lease program, we indemnify certain third parties for their receipt or the valuation of the Cash Grant.  We have structured the Cash Grant applications, both in timing and amount, to be in accordance with the guidance provided by Treasury.  Any changes to the Treasury guidance which we relied upon in structuring our projects, failure to comply with the requirements, or changes in assumptions including the estimated residual values and the estimated fair market value of financed and installed systems for the purposes of Cash Grant application could materially and adversely impact our business and results of operations.  Additionally, if the amount or timing of the Cash Grant payments received varies from what we have projected, this will impact our revenues and margins and we may have to recognize losses, which will adversely impact our results of operations.

We obtain certain of our capital equipment used in our manufacturing process from sole suppliers and if this equipment is damaged or otherwise unavailable, our ability to deliver products on time will suffer, which in turn could result in order cancellations and loss of revenue.

Some of the capital equipment used in the manufacture of our solar power products has been developed and made specifically for us, is not readily available from multiple vendors and would be difficult to repair or replace if it were to become damaged or stop working. If any of these suppliers were to experience financial difficulties or go out of business, or if there were any damage to or a breakdown of our manufacturing equipment, our business would suffer. In addition, a supplier's failure to supply this equipment in a timely manner, with adequate quality and on terms acceptable to us, could delay our capacity expansion or manufacturing process improvements and otherwise disrupt our production schedule or increase our costs of production.

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

The development and construction of solar power electric generation facilities and other energy infrastructure projects involve numerous risks. We may be required to spend significant sums for preliminary engineering, permitting, legal, and other expenses before we can determine whether a project is feasible, economically attractive or capable of being built. Successful completion of a particular project may be adversely affected by numerous factors, including:

•	failures or delays in obtaining desired or necessary land rights, including ownership, leases and/or easements;

•	failures or delays in obtaining necessary permits, licenses or other governmental support or approvals, or in overcoming objections from members of the public or adjoining land owners;

•	uncertainties relating to land costs for projects;

•	unforeseen engineering problems;

•	access to available transmission for electricity generated by our solar power plants;

•	construction delays and contractor performance shortfalls;

•	work stoppages or labor disruptions;

•	cost over-runs;

•	availability of products and components from suppliers;

•	adverse weather conditions;

•	environmental, archaeological and geological conditions; and

•	availability of construction and permanent financing.

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

The majority of our solar panel assembly functions have historically been conducted by third-party contract manufacturers in China, Poland and Mexico. In 2011, we began module operations with a contract manufacturer in the United States, and opened our own module operations in Mexico. As a result of outsourcing a significant portion of this final step in our production, we face several significant risks, including limited control over assembly and testing capacity, delivery schedules, quality assurance, manufacturing yields and production costs. If the operations of our third-party contract manufacturers were disrupted or their financial stability impaired, or if they were unable or unwilling to devote capacity to our solar panels in a timely manner, our business could suffer as we might be unable to produce finished solar panels on a timely basis. We also risk customer delays resulting from an inability to move module production to an alternate provider or to complete production internationally, and it may not be possible to obtain sufficient capacity or comparable production costs at another facility in a timely manner. In addition, migrating our design methodology to a new third-party contract manufacturer or to a captive panel assembly facility could involve increased costs, resources and development time, and utilizing additional third-party contract manufacturers could expose us to further risk of losing control over our intellectual property and the quality of our solar panels. Any reduction in the supply of solar panels could impair our revenue by significantly delaying our ability to ship products and potentially damage our relationships with new and existing customers, any of which could have a material and adverse effect on our financial condition and results of operation.

We act as the general contractor for many of our customers in connection with the installations of our solar power systems and are subject to risks associated with construction, cost overruns, delays and other contingencies tied to performance bonds and letters of credit, or other required credit and liquidity support guarantees, which could have a material adverse effect on our business and results of operations.

We act as the general contractor for many of our customers in connection with the installation of our solar power systems. Some customers require performance bonds issued by a bonding agency or letters of credit issued by financial institutions, or may require other forms of liquidity support. Due to the general performance risk inherent in construction activities, it has become increasingly difficult recently to attain suitable bonding agencies willing to provide performance bonding. Obtaining letters of credit may require collateral. In the event we are unable to obtain bonding or sufficient letters of credit or other liquidity support, we will be unable to bid on, or enter into, sales contracts requiring such bonding. See also "Risks Related to Our Sales Channels--Almost all of our engineering, procurement and construction ("EPC") contracts are fixed price contracts which may be insufficient to cover unanticipated or dramatic changes in costs over the life of the project."

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

To increase our business and maintain our competitive position, we may acquire other companies or engage in joint ventures in the future. For example, in March 2010, we completed our acquisition of SunRay, in July 2010, we formed a joint venture with AUO to jointly own and operate our third solar cell manufacturing factory located in Malaysia, and in January 2012, we acquired Tenesol. See also "If we are not successful in adding additional production lines, or we experience interruptions in the operation of our solar cell production lines, our revenue and results of operations may be materially and adversely affected."

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

•
potential inability to obtain, or obtain in a timely manner, approvals from governmental authorities or work councils, which could delay or prevent acquisitions, delay our ability to achieve synergies, or our successful operation of acquired companies or joint ventures;

•	potential necessity to re-apply for permits of acquired projects;

•
problems managing joint ventures with our partners, meeting capital requirements for expansion, and reliance upon joint ventures which we do not control; for example, our ability to effectively manage our joint venture with AUO;

•	subsequent impairment of the acquired assets, including intangible assets; and

•
assumption of liabilities including, but not limited to, lawsuits, tax examinations, warranty issues, and liabilities associated with compliance with laws (for example, the Foreign Corrupt Practices Act).

Additionally, we may decide that it is in our best interests to enter into acquisitions or joint ventures that are dilutive to earnings per share or that negatively impact margins as a whole. In an effort to reduce our cost of goods sold, we have and may continue to enter into acquisitions or joint ventures involving suppliers or manufacturing partners, which would expose us to additional supply chain risks. Acquisitions or joint ventures could also require investment of significant financial resources and require us to obtain additional equity financing, which may dilute our stockholders' equity, or require us to incur additional indebtedness. Such equity or debt financing may not be available on terms acceptable to us. For example, we, along with AUO, have committed to equally fund the AUO SunPower Sdn. Bhd. joint venture a combined $482 million through 2014, and an additional $50 million if requested. In addition, we could in the future make additional investments in our joint ventures or guarantee certain financial obligations of our joint ventures, which could reduce our cash flows, increase our indebtedness and expose us to the credit risk of our joint ventures.

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

As a result of fluctuations in the demand for our products, our goodwill, intangible assets, tangible project assets, and other long-lived assets may be impaired, or we may write off equipment or inventory, and each of these events would adversely affect our future financial results.

We have tangible project assets on our Consolidated Balance Sheets related to capitalized costs incurred in connection with the development of solar power systems. Project assets consist primarily of capitalized costs relating to solar power system projects in various stages of development that we incur prior to the sale of the solar power system to a third party. These costs include costs for land and costs for developing and constructing a solar power system. These project assets could become impaired if there are changes in the fair value of these capitalized costs. If these project assets become impaired, we may write-off some or all of the capitalized project assets, which would have an adverse impact on our financial results in the period in which the loss is recognized.

We have significant goodwill and intangible assets on our Consolidated Balance Sheets. We conduct our annual review of the valuation of goodwill as of the Sunday closest to the end of the third fiscal quarter of each year, or whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. Triggering events for an impairment review may include indicators such as the availability, reduction, modification or elimination of government and economic incentives, adverse industry or economic trends, lower than projected operating results or cash flows, or a sustained decline in our stock price or market capitalization. During the three months ended October 2, 2011, we recorded a goodwill impairment loss of $309.5 million. The evaluation of the fair value of goodwill involves valuation techniques which require significant management judgment. Should conditions be different from management's last impairment assessment, write-downs of goodwill may be required, which would result in a non-cash charge to earnings and lower stockholders' equity.

In addition, if the demand for our solar products decreases, our manufacturing capacity could be underutilized, and we may be required to record an impairment on our long-lived assets, including facilities and equipment, which would increase our expenses. In improving our manufacturing processes consistent with our cost reduction roadmap, we could write off equipment that is removed from the manufacturing process. In addition, if product demand decreases or we fail to forecast demand accurately, we could be required to write off inventory or record excess capacity charges, which would have a negative impact on our gross margin. Factory-planning decisions may shorten the useful lives of long-lived assets, including facilities and equipment, and cause us to accelerate depreciation. Each of the above events would adversely affect our future financial results.

Fluctuations in Solar Renewable Energy Credits spot prices may adversely impact our results of operations.

We acquire Solar Renewable Energy Credits (SRECs) in the ordinary course of business in New Jersey, which are credits generated and then sold to local utilities to help them meet renewable energy portfolio requirements in New Jersey.  In order to facilitate sales, we have agreed in certain cases to purchase all SRECs generated by a solar system we install for a specified period at specified pricing.  We then sell such credits to utilities or other third parties at specified pricing or we will sell the SRECs on the spot market.  The SREC spot market prices have decreased significantly in recent months as supply of SRECs have increased, and the decline has exposed us to economic losses for SRECs we expect to purchase in excess of our selling commitments.  If SREC prices continue to fluctuate or remain lower than our purchase commitment prices, we may have to recognize losses, which will adversely impact our results of operations.

A change in our anticipated foreign exchange transactions could affect the accounting of our foreign currency hedging program and adversely impact our revenues, margins, and results of operations.

Our hedging program is designed to reduce our exposure to movements in foreign currency exchange rates. As a part of this program, we designate certain derivative transactions as effective cash flow hedges of anticipated foreign currency revenues and record the effective portion of changes in the fair value of such transactions in "Accumulated other comprehensive income (loss)" in our Consolidated Balance Sheets until the anticipated revenues have occurred, at which point the associated income or loss would be recognized in revenue. In fiscal 2011, we reclassified amounts held in "Accumulated other comprehensive income" to "Other, net" in our Consolidated Statement of Operations for certain previously anticipated transactions which did not occur or were now probable not to occur, which totaled a loss of $1.6 million. If we conclude that we have a pattern of determining that hedged forecasted transactions will not occur, we may no longer be able to continue to use hedge accounting in the future to reduce our exposure to movements in foreign exchange rates. Such a conclusion and change in our foreign currency hedge program could adversely impact our revenue, margins and results of operations.

Fluctuations in foreign currency exchange rates and interest rates could adversely impact our business and results of operations.

We have significant sales globally, and we are exposed to movements in foreign exchange rates, primarily related to sales to European customers that are denominated in Euros. A depreciation of the Euro would adversely impact our margins on sales to European customers. When foreign currencies appreciate against the U.S. dollar, inventories and expenses denominated in foreign currencies become more expensive. An increase in the value of the U.S. dollar relative to foreign currencies could make our solar power products more expensive for international customers, thus potentially leading to a reduction in demand, our sales and profitability. As a result, substantial unfavorable changes in foreign currency exchange rates could have a substantial adverse effect on our financial condition and results of operations. Although we seek to reduce our currency exposure by engaging in hedging transactions where we deem it appropriate, we do not know whether our efforts will be successful. Because we hedge some of our expected future foreign exchange exposure, if associated revenues do not materialize, we could experience losses. In the past, we have experienced an adverse impact on our revenue, gross margin, cash position and profitability as a result of foreign currency fluctuations. In addition, any break-up of the Eurozone would disrupt our sales and supply chain, expose us to financial counterparty risk, and materially and adversely affect our results of operations and financial condition.

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

We have certain financial and derivative instruments that subject us to credit risk. These consist primarily of cash and cash equivalents, restricted cash and cash equivalents, investments, accounts receivable, note receivable, advances to suppliers, foreign currency option contracts, foreign currency forward contracts, bond hedge and warrant transactions, purchased options and share lending arrangements for our common stock. We are exposed to losses in the event of nonperformance by the counterparties to our financial and derivative instruments. For example, in connection with the bankruptcy of Lehman, the fair value of the 2.9 million shares of our common stock loaned and unreturned by an affiliate of Lehman at the time of the bankruptcy was $213.4 million, which was reflected in the third quarter of fiscal 2008 as a loss on our statement of operations.

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

While we believe we currently have effective internal control over financial reporting, we may identify a material weakness in our internal controls over financial reporting that could cause investors to lose confidence in the reliability of our financial statements and result in a decrease in the value of our common stock.

Our management is responsible for maintaining internal control over financial reporting designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with U.S. GAAP. While the Company had material weaknesses in fiscal 2009, management remediated these material weaknesses, and concluded that as of January 2, 2011 and January 1, 2012, our internal control over financial reporting and our disclosure controls and procedures were effective.

We need to continuously maintain our internal control processes and systems and adapt them as our business grows and changes. This process is expensive, time-consuming and requires significant management attention. We cannot be certain that our internal control measures will continue to provide adequate control over our financial processes and reporting and ensure compliance with Section 404 of the Sarbanes-Oxley Act. Furthermore, as we grow our business or acquire other businesses, our internal controls may become more complex and we may require significantly more resources to ensure they remain effective. Failure to implement required new or improved controls, or difficulties encountered in their implementation, either in our existing business or in businesses that we may acquire, could harm our operating results or cause us to fail to meet our reporting obligations. If we or our independent registered public accounting firm identify material weaknesses in our internal controls, the disclosure of that fact, even if quickly remedied, may cause investors to lose confidence in our financial statements and the trading price of our common stock may decline.

Remediation of a material weakness could require us to incur significant expense and if we fail to remedy any material weakness, our financial statements may be inaccurate, our ability to report our financial results on a timely and accurate basis may be adversely affected, our access to the capital markets may be restricted, the trading price of our common stock may decline, and we may be subject to sanctions or investigation by regulatory authorities, including the SEC or The Nasdaq Global Select Market. We may also be required to restate our financial statements from prior periods.

We and certain of our current and former officers and directors have been named as parties to various lawsuits relating to our past Audit Committee accounting investigation, and may be named in further litigation, including with respect to the restatement of our consolidated financial statements, all of which could require significant management time and attention, result in significant legal expenses or damages, and cause our business, financial condition, results of operations and cash flows to suffer.

Three securities class action lawsuits were filed against our Company and certain of our current and former officers in the United States District Court for the Northern District of California on behalf of a class consisting of those who acquired our securities from April 17, 2008, through November 16, 2009. The actions arise from our announcement on November 16, 2009, that our Audit Committee commenced an internal investigation regarding certain unsubstantiated accounting entries. The complaints allege that the defendants made material misstatements and omissions concerning our financial results for 2008 and 2009, seek an unspecified amount of damages, and allege violations of sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and sections 11 and 15 of the Securities Act of 1933. These cases were consolidated as In re SunPower Securities Litigation, Case No. CV-09-5473-RS (N.D. Cal.), and an amended complaint was filed on April 18, 2011. The amended complaint added two former employees as defendants. Defendants moved to dismiss the amended complaint, and on December 19, 2011, the court dismissed the claims brought pursuant to sections 11 and 15 of the Securities Act of 1933 and the claims brought against the two newly added former employees. In addition, derivative actions purporting to be brought on our behalf have also been filed in state and federal courts against several of our current and former officers and directors based on the same events alleged in the securities class action lawsuits described above. The California state derivative complaints assert state-law claims for breach of fiduciary duty, abuse of control, unjust enrichment, gross mismanagement, and waste of corporate assets. The federal derivative complaints assert state-law claims for breach of fiduciary duty, waste of corporate assets, and unjust enrichment. The Delaware state derivative complaint asserts state-law claims for breach of fiduciary duty and contribution and indemnification. The complaints seek an unspecified amount of damages.

We cannot predict the outcome of these lawsuits. The matters which led to our Audit Committee's investigation and the restatement of our consolidated financial statements have exposed us to greater risks associated with litigation, regulatory proceedings and government enforcement actions. We and our current and former officers and directors may, in the future, be subject to additional private and governmental actions relating to such matters. Subject to certain limitations, we are obligated to indemnify our current and former officers and directors in connection with such lawsuits and governmental investigations and any related litigation or settlements amounts. Regardless of the outcome, these lawsuits, and any other litigation that may be brought against us or our current or former officers and directors, could be time-consuming, result in significant expense and divert the attention and resources of our management and other key employees. An unfavorable outcome in any of these matters could exceed coverage provided under potentially applicable insurance policies, which is limited. Any such unfavorable outcome could have a material adverse effect on our business, financial condition, results of operations and cash flows. Further, we could be required to pay damages or additional penalties or have other remedies imposed against us, or our current or former directors or officers, which could harm our reputation, business, financial condition, results of operations or cash flows. In addition, our Company is largely self insured for these claims so that expenses, settlements or damages in excess of $5 million in these actions will not be recoverable under the primary coverage insurance policies. Moreover, such policies are subject to several terms, conditions and exclusions. See also "Risks Related to Our Liquidity - Because we self-insure for certain indemnities we have made to our officers and directors, potential claims could materially and negatively impact our financial condition and results of operations."

We may not fully realize the anticipated benefits of our relationship with Total.

We and Total S.A., parent of Total Gas & Power USA SAS ("Total"), have entered into a Credit Support Agreement under which Total S.A. has agreed to enter into one or more guarantee agreements with banks providing letter of credit facilities to us in support of certain of our businesses and other permitted purposes. Total S.A. will guarantee the payment to the applicable issuing bank of our obligation to reimburse a draw on a letter of credit and pay interest thereon in accordance with the letter of credit facility between such bank and us. In consideration for the commitments of Total S.A., we are required to pay Total S.A. a guarantee fee for each letter of credit that is the subject of a guaranty, starting at 1% and increasing to 2.35% in the fifth year following the completion of the tender offer. We entered into a letter of credit facility agreement with Deutsche Bank AG New York Branch in August 2011 supported by a Total S.A. guarantee. We have also entered into the Liquidity Support Facility, under which Total S.A. has agreed to provide up to $600 million of liquidity support in the event that our then-current or projected unrestricted cash, cash equivalents and unused borrowing capacity is reduced below $100 million or we are not in compliance with any financial covenant contained in our indebtedness.

We and Total have also entered into a Research & Collaboration Agreement that establishes a framework under which we engage in long-term research and development collaboration with Total. The Research & Collaboration Agreement is expected to encompass a number of different projects, with a focus on advancing technologies in the area of photovoltaics.

We may not realize the expected benefits of these agreements in a timely manner, or at all. The Credit Support Agreement can provide guarantees to our letter of credit facility, but not our other indebtedness.  As the guarantee fee goes up over time, it may not be price competitive for us to continue to utilize the guarantee under the Credit Support Agreement and we may choose not to do so, which may cause our lenders to seek cash collateral.  If the credit quality of Total S.A. were to deteriorate, then the guarantees would not be as beneficial to our lenders, which could reduce their willingness to lend to us and raise our costs of borrowing. We could incur additional expenses related to the Credit Support Agreement, especially relating to the guarantee fee. The Liquidity Support Facility may provide comfort to lenders, customers, suppliers and other business partners and protect us against defaults, but compensation to Total S.A. and its affiliates, and potential dilution to our other stockholders (through the issuance of equity, warrants, and convertible debt securities to Total S.A. and its affiliates) will increase to the extent that the amount of support provided by Total S.A. increases. The amount of support Total S.A. must provide under the Liquidity Support Facility is limited to $600 million. Finally, the facility will no longer be available, and all outstanding debt under the Liquidity Support Facility will become due, upon the completion of CVSR, which we expect to occur before the end of fiscal 2014. For additional details, see Item 9B of this Annual Report.

We may have difficulties in fully leveraging the research and development efforts of Total while protecting our intellectual property rights and our long term strategic interests. Further, the collaboration envisioned by the parties from the Research & Collaboration Agreement could be subject to governmental controls that could limit the full set of benefits

In addition, we are a U.S.-based, high growth, technology and alternative energy company, while Total S.A. is a more mature and much larger French diversified energy company. The resulting differences in our organizational cultures may prevent us from fully realizing the anticipated benefits from our relationship. If we have a potential conflict with Total, the resolution may be less favorable to us than if we were dealing with an unaffiliated party. Such disagreements may relate to any determination with respect to mergers and other business combinations, our acquisition or disposition of assets, our financing activities, allocation of business opportunities, employee retention or recruiting.

Total's ownership of our common stock may adversely affect our relationship with our customers, suppliers, lenders and partners, and adversely affect our ability to attract and retain key employees.

Total's majority ownership of our common stock may cause customers, suppliers, lenders, and partners to seek to change existing or future agreements with us. Any delay or reevaluation of their decisions or changes in existing agreements could materially impact our business. Similarly, current and prospective employees may experience uncertainty about their future roles with our company, or react negatively to the differences in our organizational cultures.

Our agreements with Cypress Semiconductor Corporation ("Cypress") require us to indemnify Cypress for certain tax liabilities. These indemnification obligations and related contractual restrictions may limit our ability to pursue certain business initiatives.

On October 6, 2005, while a subsidiary of Cypress, our former parent company, we entered into a tax sharing agreement with Cypress providing for each party's obligations concerning various tax liabilities. The tax sharing agreement is structured such that Cypress would pay all federal, state, local and foreign taxes that are calculated on a consolidated or combined basis while we were a member of Cypress's consolidated or combined group for federal, state, local and foreign tax purposes. Our portion of tax liabilities or benefits was determined based upon our separate return tax liability as defined under the tax sharing agreement. These tax liabilities or benefits were based on a pro forma calculation as if we were filing a separate income tax return in each jurisdiction, rather than on a combined or consolidated basis, subject to adjustments as set forth in the tax sharing agreement.

On June 6, 2006, we ceased to be a member of Cypress's consolidated group for federal income tax purposes and certain state income tax purposes. On September 29, 2008, we ceased to be a member of Cypress's combined group for all state income tax purposes. To the extent that we become entitled to utilize our separate portion of any tax credit or loss carryforwards existing as of such date, we will distribute to Cypress the tax effect, estimated to be 40% for federal and state income tax purposes, of the amount of such tax loss carryforwards so utilized, and the amount of any credit carryforwards so utilized. We will distribute these amounts to Cypress in cash or in our shares, at Cypress's option. As of January 1, 2012, we have a potential future liability of approximately $2.2 million that may be due under this arrangement. In fiscal 2011 and 2010, we paid zero and $0.7 million, respectively, in cash to Cypress, all of which represents the state component.

We were jointly and severally liable for any tax liability during all periods in which we were deemed to be a member of the Cypress consolidated or combined group. Accordingly, although the tax sharing agreement allocates tax liabilities between Cypress and all its consolidated subsidiaries, for any period in which we were included in Cypress's consolidated or combined group, we could be liable in the event that any federal or state tax liability was incurred, but not discharged, by any other member of the group.

We will continue to be jointly and severally liable to Cypress until the statute of limitations runs or all appeal options are exercised for all years in which we joined in the filing of tax returns with Cypress. If Cypress experiences adjustments to their tax liability pursuant to tax examinations, we may incur an incremental liability.

In January 2010, Cypress was notified by the IRS that it intends to examine Cypress's corporate income tax filings for the tax years ended in 2006, 2007, and 2008. SunPower was included as part of Cypress's federal consolidated group in 2006 and part of 2007.

As of January 1, 2012, Cypress notified us that the IRS has completed its examination and there are no material adjustments upon completion of their review. While years prior to fiscal 2006 for Cypress's U.S. corporate tax return are not open for assessment, the IRS can adjust net operating loss and research and development carryovers that were generated in prior years and carried forward to fiscal 2006 and subsequent years. If the IRS sustains tax assessments against Cypress, we may be obligated to indemnify Cypress under the terms of the tax sharing agreement.

We would also be liable to Cypress for taxes that might arise from the distribution by Cypress of our former class B common stock to Cypress's stockholders on September 29, 2008, or "spin-off". In connection with Cypress's spin-off of our former class B common stock, we and Cypress, on August 12, 2008, entered into an amendment to our tax sharing agreement (“Amended Tax Sharing Agreement”) to address certain transactions that may affect the tax treatment of the spin-off and certain other matters.

Subject to certain caveats, Cypress obtained a ruling from the IRS to the effect that the distribution by Cypress of our former class B common stock to Cypress's stockholders qualified as a tax-free distribution under Section 355 of the Internal Revenue Code (“Code”). Despite such ruling, the distribution may nonetheless be taxable to Cypress under Section 355(e) of the Code if 50% or more of the voting power or value of our stock was or is later acquired as part of a plan or series of related transactions that included the distribution of our stock. The Amended Tax Sharing Agreement requires us to indemnify Cypress for any liability incurred as a result of issuances or dispositions of our stock after the distribution, other than liability attributable to certain dispositions of our stock by Cypress, that cause Cypress's distribution of shares of our stock to its stockholders to be taxable to Cypress under Section 355(e) of the Code.

Under the Amended Tax Sharing Agreement, we also agreed that, until October 29, 2010, we would not effect a conversion of any or all of our former class B common stock to former class A common stock or any similar recapitalization transaction or series of related transactions (a “Recapitalization”). On November 16, 2011, we reclassified our former class A common stock and class B common stock into a single class of common stock. In the event this reclassification does result in the spin-off being treated as taxable, we could face substantial liabilities as a result of our obligations under the Amended Tax Sharing Agreement.

Any future agreements with Total SA regarding tax indemnification and certain tax liabilities may adversely impact our financial position.

We currently believe that we will not join in tax filings on a consolidated, combined or unitary basis with Total SA. Accordingly, no tax sharing arrangement is currently in place. If we and Total join in a tax filing in the future, a tax sharing agreement will be required, which would allocate the tax liabilities among the parties and may adversely impact our financial position.

Our headquarters and manufacturing facilities, as well as the facilities of certain subcontractors and suppliers, are located in regions that are subject to earthquakes, floods, and other natural disasters, and climate change and climate change regulation could have an adverse effect on our operations.

Our headquarters and research and development operations are located in California, and our manufacturing facilities are located in the Philippines, France and Mexico. The facilities of our joint venture for manufacturing and subcontractors for assembly and test of solar panels are located globally, including in Malaysia, China, Poland, South Africa, and Mexico. Any significant earthquake, tsunami or other natural disaster in these countries or countries where our suppliers are located could materially disrupt our management operations and/or our production capabilities, and could result in our experiencing a significant delay in delivery, or substantial shortage, of our products and services.

In addition, legislators, regulators, and non-governmental organizations, as well as companies in many business sectors,

are considering ways to reduce green-house gas emissions. Further regulation could be forthcoming at the federal or state level with respect to green-house gas emissions. Such regulation or similar regulations in other countries could result in regulatory or product standard requirements for our global business, including our manufacturing operations. Furthermore, the potential physical impacts of climate change on our operations may include changes in weather patterns (including floods, tsunamis, drought and rainfall levels), water availability, storm patterns and intensities, and temperature levels. These potential physical effects may adversely impact the cost, production, sales and financial performance of our operations.

We could be adversely affected by any violations of the U.S. Foreign Corrupt Practices Act ("FCPA") and foreign anti-bribery laws.

The U.S. FCPA generally prohibits companies and their intermediaries from making improper payments to non-U.S. government officials for the purpose of obtaining or retaining business. Other countries in which we operate also have anti-bribery laws, some of which prohibit improper payments to government and non-government persons and entities. Our policies mandate compliance with these anti-bribery laws. We continue to acquire businesses outside of the United States and operate in many parts of the world that have experienced governmental corruption to some degree and, in certain circumstances, strict compliance with anti-bribery laws may conflict with local customs and practices. In addition, due to the level of regulation in our industry, our entry into new jurisdictions through internal growth or acquisitions requires substantial government contact where norms can differ from U.S. standards. While we implement policies and procedures and conduct training designed to facilitate compliance with these anti-bribery laws, thereby mitigating the risk of violations of such laws, our employees, subcontractors and agents may take actions in violation of our policies and anti-bribery laws. Any such violation, even if prohibited by our policies, could subject us to criminal or civil penalties or other sanctions, which could have a material adverse effect on our business, financial condition, cash flows and reputation.

We sell our solar products to agencies of the U.S. government, and as a result, we are subject to a number of procurement rules and regulations, and our business could be adversely affected by an audit by the U.S. government if it were to identify errors or a failure to comply with regulations.

We have sold and continue to sell our solar power systems to various U.S. government agencies. In connection with these contracts, we must comply with and are affected by laws and regulations relating to the award, administration, and performance of U.S. government contracts, which may impose added costs on our business. We are expected to perform in compliance with a vast array of federal laws and regulations, including, without limitation, the Federal Acquisition Regulation, the Truth in Negotiations Act, the Federal False Claims Act, the Anti-Kickback Act of 1986, the Trade Agreements Act, the Buy American Act, the Procurement Integrity Act, and the Davis Bacon Act. A violation of specific laws and regulations, even if prohibited by our policies, could result in the imposition of fines and penalties, reductions of the value of our contracts, contract modifications or termination, or suspension or debarment from government contracting for a period of time.

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

U.S. government agencies may audit and investigate government contractors. These agencies review a contractor's performance under its contracts, cost structure, and compliance with applicable laws, regulations, and standards. If an audit or investigation uncovers improper or illegal activities, we may be subject to civil or criminal penalties and administrative sanctions, including termination of contracts, forfeiture of profits, suspension of payments, fines, and suspension or prohibition from doing business with the U.S. government. In addition, we could suffer reputational harm if allegations of impropriety were made against us.

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

In addition, new U.S. legislation includes disclosure requirements regarding the use of "conflict" minerals mined from the Democratic Republic of Congo and adjoining countries and procedures regarding a manufacturer's efforts to prevent the sourcing of such “conflict” minerals. The implementation of these requirements could affect the sourcing and availability of minerals used in the manufacture of solar products. As a result, there may only be a limited pool of suppliers who provide conflict free minerals, and we cannot be certain that we will be able to obtain products in sufficient quantities or at competitive prices. Also, since our supply chain is complex, we may face reputational challenges with our customers and other stakeholders if we are unable to sufficiently verify the origins for all minerals used in our products.

Our success depends on the continuing contributions of our key personnel.

We rely heavily on the services of our key executive officers and the loss of services of any principal member of our management team could adversely impact our operations. In addition, we anticipate that we will need to hire a number of highly skilled technical, manufacturing, sales, marketing, administrative and accounting personnel. The competition for qualified personnel is intense in our industry. We may not be successful in attracting and retaining sufficient numbers of qualified personnel to support our anticipated growth. We cannot guarantee that any employee will remain employed with us for any definite period of time since all of our employees, including our key executive officers, serve at-will and may terminate their employment at any time for any reason.

We may in the future be required to consolidate the assets, liabilities and financial results of certain of our existing or future joint ventures, which could have an adverse impact on our financial position, gross margin and operating results.

The Financial Accounting Standards Board has issued accounting guidance regarding variable interest entities ("VIEs") that affects our accounting treatment of our existing and future joint ventures. We have variable interests in First Philec Solar Corporation and our joint venture with AUO. To ascertain if we are required to consolidate these entities, we determine whether these entities are VIEs and if we are the primary beneficiary in accordance with the accounting guidance. Factors we consider in determining whether we are the VIE's primary beneficiary include the decision making authority of each partner, which partner manages the day-to-day operations of the joint venture and each partner's obligation to absorb losses or right to receive benefits from the joint venture in relation to that of the other partner. Changes in the financial accounting guidance, or changes in circumstances at each of these joint ventures, could lead us to determine that we have to consolidate the assets, liabilities and financial results of such joint ventures. This could have a material adverse impact on our financial position, gross margin and operating results. In addition, we may enter into future joint ventures or make other equity investments, which could have an adverse impact on us because of the financial accounting guidance regarding VIEs.

Risks Related to Our Intellectual Property

We are dependent on our intellectual property, and we may face intellectual property infringement claims that could be time-consuming and costly to defend and could result in the loss of significant rights.

From time to time, we, our respective customers, or third parties with whom we work may receive letters, including letters from various industry participants, alleging infringement of their patents. Although we are not currently aware of any parties pursuing or intending to pursue infringement claims against us, we cannot assure investors that we will not be subject to such claims in the future. Additionally, we are required by contract to indemnify some of our customers and our third-party intellectual property providers for certain costs and damages of patent infringement in circumstances where our products are a factor creating the customer's or these third-party providers' infringement liability. This practice may subject us to significant indemnification claims by our customers and our third-party providers. We cannot assure investors that indemnification claims will not be made or that these claims will not harm our business, operating results or financial condition. Intellectual property litigation is very expensive and time-consuming and could divert management's attention from our business and could have a material adverse effect on our business, operating results or financial condition. If there is a successful claim of infringement against us, our customers or our third-party intellectual property providers, we may be required to pay substantial damages to the party claiming infringement, stop selling products or using technology that contains the allegedly infringing intellectual property, or enter into royalty or license agreements that may not be available on acceptable terms, if at all. Parties making infringement claims may also be able to bring an action before the International Trade Commission that could result in an order stopping the importation into the United States of our solar products. Any of these judgments could materially damage our business. We may have to develop non-infringing technology, and our failure in doing so or in obtaining licenses to the proprietary rights on a timely basis could have a material adverse effect on our business.

We have filed, and may continue to file, claims against other parties for infringing our intellectual property that may be very costly and may not be resolved in our favor.

To protect our intellectual property rights and to maintain our competitive advantage, we have, and may continue to, file suits against parties who we believe infringe our intellectual property. Intellectual property litigation is expensive and time consuming and could divert management's attention from our business and could have a material adverse effect on our business, operating results or financial condition, and our enforcement efforts may not be successful. In addition, the validity of our patents may be challenged in such litigation. Our participation in intellectual property enforcement actions may negatively impact our financial results.

We rely substantially upon trade secret laws and contractual restrictions to protect our proprietary rights, and, if these rights are not sufficiently protected, our ability to compete and generate revenue could suffer.

We seek to protect our proprietary manufacturing processes, documentation and other written materials primarily under trade secret and copyright laws. We also typically require employees, consultants, and third parties such as our vendors and customers, with access to our proprietary information to execute confidentiality agreements. The steps taken by us to protect our proprietary information may not be adequate to prevent misappropriation of our technology. Our systems may be subject to intrusions, security breaches, or targeted theft of our trade secrets. In addition, our proprietary rights may not be adequately protected because:

•	people may not be deterred from misappropriating our technologies despite the existence of laws or contracts prohibiting it;

•
policing unauthorized use of our intellectual property may be difficult, expensive and time-consuming, the remedy obtained may be inadequate to restore protection of our intellectual property, and moreover, we may be unable to determine the extent of any unauthorized use;

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

"SunPower" is our registered trademark in certain countries, including the United States, for uses that include solar cells and solar panels. We are seeking registration of the "SunPower" trademark in other countries but we may not be successful in some of these jurisdictions. We hold registered trademarks for SunPower®, PowerGuard®, PowerTracker® and SunTile®, in certain countries, including the United States. We have not registered, and may not be able to register, these trademarks in other key countries. In the foreign jurisdictions where we are unable to obtain or have not tried to obtain registrations, others may be able to sell their products using trademarks compromising or incorporating "SunPower," or a variation thereof, or our other chosen brands, which could lead to customer confusion. In addition, if there are jurisdictions where another proprietor has already established trademark rights in marks containing "SunPower," or our other chosen brands, we may face trademark disputes and may have to market our products with other trademarks or without our trademarks, which may undermine our marketing efforts. We may encounter trademark disputes with companies using marks which are confusingly similar to the SunPower mark, or our other marks, which if not resolved favorably, could cause our branding efforts to suffer. In addition, we may have difficulty in establishing strong brand recognition with consumers if others use similar marks for similar products.

Our past reliance on government programs to partially fund our research and development programs could impair our ability to commercialize our solar power products and services.

Government funding of some of our research and development efforts imposed certain restrictions on our ability to commercialize results and could grant commercialization rights to the government. In some funding awards, the government is entitled to intellectual property rights arising from the related research. Such rights include a nonexclusive, nontransferable, irrevocable, paid-up license to practice or have practiced each subject invention developed under an award throughout the world by or on behalf of the government. Other rights include the right to require us to grant a license to the developed technology or products to a third party or, in some cases, if we refuse, the government may grant the license itself, if the government determines that action is necessary because we fail to achieve practical application of the technology, because action is necessary to alleviate health or safety needs, to meet requirements of federal regulations, or to give the United States industry preference. Accepting government funding can also require that manufacturing of products developed with federal funding be conducted in the United States.

Risks Related to Our Debt and Equity Securities

Total's majority ownership of our common stock may adversely affect the liquidity and value of our common stock.

As of January 31, 2012, Total owned approximately 66% of our outstanding common stock. Pursuant to the Affiliation Agreement between us and Total, the Board of Directors of SunPower includes six designees from Total, giving Total majority control of our Board. As a result, subject to the restrictions in the Affiliation Agreement, Total possesses significant influence and control over our affairs. Our non-Total stockholders have reduced ownership and voting interest in our company and, as a result, have less influence over the management and policies of our company than they exercised prior to Total's tender offer. As long as Total controls us, the ability of our other stockholders to influence matters requiring stockholder approval is limited. Total's stock ownership and relationships with members of our Board of Directors could have the effect of preventing minority stockholders from exercising significant control over our affairs, delaying or preventing a future change in control, impeding a merger, consolidation, takeover or other business combination or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of us, limiting our financing options. These factors in turn could adversely affect the market price of our common stock or prevent our stockholders from realizing a premium over the market price of our common stock. The Affiliation Agreement limits Total and any member of the Total affiliated companies ("Total Group") from effecting, seeking, or entering into discussions with any third party regarding any transaction that would result in the Total Group beneficially owning our shares in excess of certain thresholds during a standstill period. The Affiliation Agreement also imposes certain limitations on the Total Group's ability to seek to affect a tender offer or merger to acquire 100% of our outstanding voting power. Such provisions may not be successful in preventing the Total Group from engaging in transactions which further increase their ownership and negatively impact the price of our common stock. In connection with our acquisition of Tenesol and our entry into the Liquidity Support Facility, we agreed to exempt the shares issued in connection with those transactions from the ownership limitations imposed by the Affiliation Agreement, so that Total may own up to the stated limits plus any such shares. In return for providing certain guarantees or other support, as was the case with the Liquidity Support Agreement, Total may request additional equity to be issued to it or its affiliates, or it may convert previously issued convertible debt into equity or exercise previously granted warrants, potentially at a discount or at a smaller premium than our other stockholders would prefer, which may lead to additional dilution to our stockholders. Due to the pricing of the equity compensation elements of the Liquidity Support Facility, the degree of dilution to our other stockholders will tend to increase to the extent that we require more support and to the extent that our stock price decreases. See also "Risks Related to Our Liquidity--Due to the general economic environment, the continued market pressure driving down the average selling prices of our solar power products, and other factors, we may be unable to generate sufficient cash flows or obtain access to external financing necessary to fund our operations and make adequate capital investments as planned." Finally, the market for our common stock has become less liquid and more thinly traded as a result of the Total tender offer. The lower number of shares available to be traded could result in greater volatility in the price of our common stock and affect our ability to raise capital on favorable terms in the capital markets.

Conversion of our outstanding 4.75% debentures, our warrants related to our outstanding 4.50% and 4.75% debentures, and future substantial issuances or dispositions of our common stock or other securities, could dilute ownership and earnings per share or cause the market price of our stock to decrease.

To the extent we issue common stock upon conversion of our outstanding 4.75% debentures, the conversion of some or all of such debentures will dilute the ownership interests of existing stockholders, including holders who had previously converted their debentures. Any sales in the public market of the common stock issuable upon such conversion could adversely affect prevailing market prices of our common stock. Sales of our common stock in the public market or sales of any of our other securities could dilute ownership and earnings per share, and even the perception that such sales could occur could cause the market prices of our common stock to decline. In addition, the existence of our outstanding debentures may encourage short selling of our common stock by market participants who expect that the conversion of the debentures could depress the prices of our common stock.

We issued warrants to affiliates of the underwriters of our 4.50% and 4.75% debentures, which are exercisable for a total of approximately 11.1 million shares and 8.7 million shares of our common stock, respectively. The warrants, together with certain convertible hedge transactions, are meant to reduce our exposure upon potential conversion of our 4.50% and 4.75% debentures. If the market price of our common stock exceeds the respective exercise prices of the warrants, such warrants will have a dilutive effect on our earnings per share, and could dilute the ownership interests for existing stockholders if exercised.

The price of our common stock, and therefore of our outstanding 0.75%, 4.50%, and 4.75% debentures, may fluctuate significantly.

Our common stock has experienced extreme price and volume fluctuations. The trading price of our common stock could be subject to further wide fluctuations due to many factors, including the factors discussed in this risk factors section. In addition, the stock market in general, and the Nasdaq Global Select Market and the securities of technology companies and solar companies in particular, have experienced severe price and volume fluctuations. These trading prices and valuations, including our own market valuation and those of companies in our industry generally, may not be sustainable. These broad market and industry factors may decrease the market price of our common stock, regardless of our actual operating performance. Because the 0.75%, 4.50%, and 4.75% debentures are convertible into our common stock (and/or cash equivalent to the value of our common stock), volatility or depressed prices of our common stock could have a similar effect on the trading price of these debentures.

Delaware law and our certificate of incorporation and by-laws contain anti-takeover provisions, our outstanding 0.75%, 4.50%, and 4.75% debentures provide for a right to convert upon certain events, and our Board of Directors entered into a rights agreement and declared a rights dividend, any of which could delay or discourage takeover attempts that stockholders may consider favorable.

Provisions in our restated certificate of incorporation and by-laws may have the effect of delaying or preventing a change of control or changes in our management. These provisions include the following:

•	the right of the Board of Directors to elect a director to fill a vacancy created by the expansion of the Board of Directors;

•	the prohibition of cumulative voting in the election of directors, which would otherwise allow less than a majority of stockholders to elect director candidates;

•	the requirement for advance notice for nominations for election to the Board of Directors or for proposing matters that can be acted upon at a stockholders' meeting;

•
the ability of the Board of Directors to issue, without stockholder approval, up to 10.0 million shares of preferred stock with terms set by the Board of Directors, which rights could be senior to those of common stock;

•	our Board of Directors is divided into three classes of directors, with the classes to be as nearly equal in number as possible;

•	stockholders may not call special meetings of the stockholders, except by Total under limited circumstances;

•	our Board of Directors is able to alter our by-laws without obtaining stockholder approval.

Certain provisions of our outstanding debentures could make it more difficult or more expensive for a third party to acquire us. Upon the occurrence of certain transactions constituting a fundamental change, including an entity becoming the beneficial owner of 75% of our voting stock (such as Total), holders of our outstanding debentures will have the right, at their option, to require us to repurchase, at a cash repurchase price equal to 100% of the principal amount plus accrued and unpaid interest on the debentures, all or a portion of their debentures. We may also be required to issue additional shares of our common stock upon conversion of such debentures in the event of certain fundamental changes. In addition, we entered into a Rights Agreement with Computershare Trust Company, N.A., commonly referred to as a "poison pill," which could delay or discourage takeover attempts that stockholders may consider favorable.

ITEM 1B: UNRESOLVED STAFF COMMENTS

None.

ITEM 2: PROPERTIES

Prior to May 2011, we leased our corporate headquarters, which occupied approximately 60,000 square feet in San Jose, California, under a lease from Cypress until its expiration in April 2011. In May 2011 we moved to our new corporate headquarters in San Jose, California which occupies approximately 186,000 square feet under a lease from an unaffiliated third-party that expires in April 2021. In Richmond, California, we occupy approximately 207,000 square feet for office, light industrial and research and development use under a lease from an unaffiliated third party that expires in December 2018. In addition to these facilities, we also have our European headquarters located in Geneva, Switzerland where we occupy approximately 4,000 square feet under a lease that expires in September 2012, as well as sales and support offices in Southern California, Texas, New Jersey, Oregon, Australia, England, France, Germany, Greece, Israel, Italy, Malta, Spain, and South Korea, all of which are leased from unaffiliated third parties.

We leased from Cypress an approximately 215,000 square foot building in the Philippines from fiscal 2003 through April 2008, which serves as FAB1 with four solar cell manufacturing lines in operation. In May 2008, we purchased FAB1 from Cypress and assumed the lease for the land from an unaffiliated third-party for a total purchase price of $9.5 million. The lease for the land expires in May 2048 and is renewable for an additional 25 years. In August 2006, we purchased a 344,000 square foot building in the Philippines which serves as FAB2 with twelve solar cell manufacturing lines in operation. Our four solar cell manufacturing lines and twelve solar cell manufacturing lines operating at FAB1 and FAB2, respectively, have a total rated annual solar cell manufacturing capacity of 700 MW.

In January 2008, we completed the construction of an approximately 175,000 square foot building in the Philippines which serves as our solar panel assembly facility that currently operates fourteen solar panel assembly lines with a total rated annual solar panel manufacturing capacity of 600 MW. In August 2011, we leased an additional facility in Mexicali, Mexico from an unaffiliated third-party that expires in August 2021 and additionally serves as a solar panel assembly facility that currently operates 2 solar panel assembly lines. When fully online, the Mexico facility will house twelve solar panel assembly lines with an expected total annual manufacturing capacity of approximately 500 MW.

As a result of the January 31, 2012 acquisition of Tenesol, a global solar provider headquartered in La Tour de Salvagny, France, and a wholly-owned subsidiary of Total, we acquired module manufacturing operations in Toulouse, France and Capetown, South Africa with a total annual manufacturing capacity of approximately 170 MW.

We may require additional space in the future, which may not be available on commercially reasonable terms or in the location we desire.

Because of the interrelation of our business segments, both the UPP Segment and R&C Segment use substantially all of the properties at least in part, and we retain the flexibility to use each of the properties in whole or in part for each of the segments. Therefore, we do not identify or allocate assets by business segment. For more information on property, plant and equipment by country, see Note 6 of Notes to Consolidated Financial Statements in Part II - "Item 8: Financial Statements and Supplemental Data."

ITEM 3. LEGAL PROCEEDINGS

Three securities class action lawsuits were filed against the Company and certain of its current and former officers and directors in the United States District Court for the Northern District of California on behalf of a class consisting of those who acquired the Company's securities from April 17, 2008 through November 16, 2009. The cases were consolidated as In re SunPower Securities Litigation, Case No. CV-09-5473-RS (N.D. Cal.), and lead plaintiffs and lead counsel were appointed on March 5, 2010. Lead plaintiffs filed a consolidated complaint on May 28, 2010. The actions arise from the Audit Committee's investigation announcement on November 16, 2009 regarding certain unsubstantiated accounting entries. The consolidated complaint alleges that the defendants made material misstatements and omissions concerning the Company's financial results for 2008 and 2009, seeks an unspecified amount of damages, and alleges violations of sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and sections 11 and 15 of the Securities Act of 1933. The Company believes it has meritorious defenses to these allegations and will vigorously defend itself in these matters. The court held a hearing on the defendants' motions to dismiss the consolidated complaint on November 4, 2010. The court dismissed the consolidated complaint with leave to amend on March 1, 2011. An amended complaint was filed on April 18, 2011. The amended complaint added two former employees as defendants. Defendants filed motions to dismiss the amended complaint on May 23, 2011. The motions to dismiss the amended complaint were heard by the court on August 11, 2011. On December 19, 2011, the court granted in part and denied in part the motions to dismiss, dismissing the claims brought pursuant to sections 11 and 15 of the Securities Act of 1933 and the claims brought against the two newly added former employees. The Company is currently unable to determine if the resolution of these matters will have an adverse effect on the Company's financial position, liquidity or results of operations.

Derivative actions purporting to be brought on the Company's behalf have also been filed in state and federal courts against several of the Company's current and former officers and directors based on the same events alleged in the securities class action lawsuits described above. The California state derivative cases were consolidated as In re SunPower Corp. S'holder Derivative Litig., Lead Case No. 1-09-CV-158522 (Santa Clara Sup. Ct.), and co-lead counsel for plaintiffs have been appointed. The complaints assert state-law claims for breach of fiduciary duty, abuse of control, unjust enrichment, gross mismanagement, and waste of corporate assets. Plaintiffs are scheduled to file a consolidated complaint on March 5, 2012. The federal derivative complaints were consolidated as In re SunPower Corp. S'holder Derivative Litig., Master File No. CV-09-05731-RS (N.D. Cal.), and lead plaintiffs and co-lead counsel were appointed on January 4, 2010. The federal complaints assert state-law claims for breach of fiduciary duty, waste of corporate assets, and unjust enrichment, and seek an unspecified amount of damages. Plaintiffs filed a consolidated complaint on May 13, 2011, in the Delaware Court of Chancery. A Delaware state derivative case, Brenner v. Albrecht, et al., C.A. No. 6514-VCP (Del Ch.), was filed on May 23, 2011. The complaint asserts state-law claims for breach of fiduciary duty and contribution and indemnification, and seeks an unspecified amount of damages. The Company intends to oppose all the derivative plaintiffs' efforts to pursue this litigation on the Company's behalf. Defendants moved to stay or dismiss the Delaware derivative action on July 5, 2011. The motion to stay was heard by the court on October 27, 2011, and on January 27, 2012 the court granted the Company's motion and stayed the case indefinitely subject to plaintiff seeking to lift the stay under specified conditions. The Company is currently unable to determine if the resolution of these matters will have an adverse effect on the Company's financial position, liquidity or results of operations.

The Company is also a party to various other litigation matters and claims that arise from time to time in the ordinary course of our business. While the Company believes that the ultimate outcome of such matters will not have a material adverse effect on it, their outcomes are not determinable and negative outcomes may adversely affect its financial position, liquidity or results of operations.

ITEM 4: MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5: MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Prior to November 17, 2011, our former class A and class B common stock was listed on the Nasdaq Global Select Market under the trading symbols "SPWRA" and "SPWRB," respectively. On November 15, 2011, our Stockholders approved reclassification of all outstanding shares of our former class A and class B common stock into a single class of common stock. Therefore, effective November 17, 2011, our common stock is listed on the Nasdaq Global Select Market under the trading symbol "SPWR".

The high and low trading prices of our common stock during fiscal 2011 and 2010 were as follows:

	SPWR		SPWRA		SPWRB
	High	Low	High	Low	High	Low
Fiscal Year 2011
Fourth quarter: November 17, 2011 through January 1, 2012	$8.60	$4.94	*	*	*	*
Fourth quarter: October 3, 2011 through November 16, 2011	*	*	$10.88	$6.61	$10.12	$5.99
Third quarter	*	*	$23.35	$8.06	$17.72	$7.35
Second quarter	*	*	$22.60	$14.87	$22.10	$14.65
First quarter	*	*	$19.88	$12.90	$19.45	$12.47
Fiscal Year 2010
Fourth quarter	*	*	$14.52	$11.65	$14.00	$11.48
Third quarter	*	*	$14.49	$10.03	$13.86	$9.66
Second quarter	*	*	$19.29	$10.73	$17.11	$9.41
First quarter	*	*	$25.85	$18.02	$23.04	$15.89

* Not applicable due to class of SunPower stock outstanding and trading during that period.

As of February 24, 2012, there were approximately 973 record holders. A substantially greater number of holders are in "street name" or beneficial holders, whose shares are held of record by banks, brokers, and other financial institutions.

Dividends

We have never declared or paid any cash dividend on our common stock, and we do not currently intend to pay any cash dividend on our common stock in the foreseeable future. We intend to retain future earnings, if any, to finance the operation and expansion of our business.

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

The following table sets forth all purchases made by or on behalf of us or any "affiliated purchaser," as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, of shares of our common stock during each of the indicated periods.

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Publicly Announced Plans or Programs
October 3, 2011 through October 30, 2011	415	$7.96	—	—
October 31, 2011 through November 27, 2011	157,710	$8.02	—	—
November 28, 2011 through January 1, 2012	3,747	$6.73	—	—
	161,872	$7.99	—	—

(1)	The total number of shares purchased includes only shares surrendered to satisfy tax withholding obligations in connection with the vesting of restricted stock issued to employees.

Equity Compensation Plan Information

The following table provides certain information as of January 1, 2012 with respect to our equity compensation plans under which shares of our common stock are authorized for issuance:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (in thousands)		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column) (in thousands)
Equity compensation plans approved by security holders	416		$27.38	3,293
Equity compensation shares not approved by security holders	—		$—	—
	416	(1)	$27.38	3,293

(1)
Shares associated with our warrants outstanding in connection with our 4.50% debentures are excluded from the above table as the exercise price exceeded our closing stock as of January 1, 2012. This table additionally excludes options to purchase an aggregate of approximately 68,000 shares of common stock, at a weighted average exercise price of $21.74 per share, that we assumed in connection with the acquisition of PowerLight Corporation, now known as SunPower Corporation, Systems, in January 2007. Under the terms of our three equity incentive plans, we may issue incentive or non-statutory stock options, restricted stock awards, restricted stock units, or stock purchase rights to directors, employees and consultants to purchase common stock. Our Third Amended and Restated SunPower Corporation 2005 Stock Incentive Plan includes an automatic share reserve increase feature effective for 2009 through 2015. This share reserve increase feature will cause an annual and automatic increase in the number of shares of our common stock reserved for issuance under the Stock Incentive Plan in an amount each year equal to the least of: 3% of the outstanding shares of all classes of our common stock measured on the last day of the immediately preceding fiscal year; 6,000,000 shares; and such other number of shares as determined by our Board.

ITEM 6: SELECTED CONSOLIDATED FINANCIAL DATA

The following selected consolidated financial data should be read together with "Item 7:  Management’s Discussion and Analysis of Financial Condition and Results of Operations" and "Item 8: Financial Statements and Supplementary Data" included elsewhere in this Annual Report on Form 10-K. We report our results of operations on the basis of 52- or 53-week periods, ending on the Sunday closest to December 31. Fiscal 2007 ended on December 30, 2007, fiscal 2008 ended on December 28, 2008, fiscal 2009 ended on January 3, 2010, fiscal 2010 ended on January 2, 2011, and fiscal 2011 ended on

January 1, 2012. Each fiscal year included 52 weeks, except fiscal 2009 which included 53 weeks. Our fiscal quarters end on the Sunday closest to the end of the applicable calendar quarter, except in a 53-week fiscal year in which the additional week falls into the fourth quarter of that fiscal year.

	Year Ended
(In thousands, except per share data)	January 1, 2012	January 2, 2011	January 3, 2010	December 28,2008	December 30, 2007
Consolidated Statements of Operations Data
Revenue	$2,312,494	$2,219,230	$1,524,283	$1,437,594	$774,790
Cost of revenue	2,084,290	1,709,337	1,240,563	1,087,973	627,039
Gross margin	228,204	509,893	283,720	349,621	147,751
Operating income (loss)	(520,451)	138,867	61,834	154,407	2,289
Income (loss) from continuing operations before income taxes and equity in earnings of unconsolidated investees	(587,763)	183,413	43,620	(97,904)	6,095
Income (loss) from continuing operations	$(603,859)	$166,883	$32,521	$(124,445)	$27,901
Income (loss) from continuing operations per share of common stock:
Basic	$(6.18)	$1.74	$0.36	$(1.55)	$0.36
Diluted	$(6.18)	$1.64	$0.35	$(1.55)	$0.34
Weighted-average shares:
Basic	97,724	95,660	91,050	80,522	75,413
Diluted	97,724	105,698	92,746	80,522	80,439

(In thousands)	January 1, 2012	January 2, 2011	January 3, 2010	December 28,2008	December 30, 2007
Consolidated Balance Sheet Data
Cash and cash equivalents, restricted cash and cash equivalents, current portion and short-term investments	$710,213	$761,602	$677,919	$232,750	$390,667
Working capital	1,037,688	1,005,492	747,335	420,067	206,167
Total assets	3,275,197	3,379,331	2,696,895	2,084,257	1,673,305
Long-term debt	355,000	50,000	237,703	54,598	—
Convertible debt, net of current portion	423,268	591,923	398,606	357,173	333,210
Long-term deferred tax liabilities	—	—	6,777	6,493	45,512
Customer advances, net of current portion	181,947	160,485	72,288	91,359	60,153
Other long-term liabilities	152,492	131,132	70,045	44,222	14,975
Total stockholders' equity	$1,097,510	$1,657,434	$1,376,380	$1,100,198	$947,296

ITEM 7: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General Overview

We are a vertically integrated solar products and services company that designs, manufactures, and delivers high-performance solar electric systems worldwide for residential, commercial and utility-scale power plant customers. Of all the solar cells available for the mass market, we believe our solar cells have the highest conversion efficiency, a measurement of the amount of sunlight converted by the solar cell into electricity.

We were originally incorporated in California in April 1985 by Dr. Richard Swanson to develop and commercialize high-efficiency solar cell technologies. Cypress Semiconductor Corporation ("Cypress") made a significant investment in

SunPower in 2002 and in November 2004, Cypress acquired 100% ownership of all outstanding shares of our capital stock, excluding unexercised warrants and options. In November 2005, we reincorporated in Delaware, created two classes of common stock and held an initial public offering ("IPO") of our former class A common stock. After completion of our IPO, Cypress held all the outstanding shares of our former class B common stock. On September 29, 2008, Cypress distributed to its shareholders all of its shares of our former class B common stock, in the form of a pro rata dividend to the holders of record as of September 17, 2008 of Cypress common stock. As a result, our former class B common stock became publicly traded and listed on the Nasdaq Global Select Market under the symbol "SPWRB," along with our former class A common stock under the symbol "SPWRA," and we discontinued being a subsidiary of Cypress. On April 28, 2011, we and Total Gas & Power USA, SAS ("Total"), a subsidiary of Total S.A. ("Total S.A."), entered into a Tender Offer Agreement (the "Tender Offer Agreement"). Pursuant to the Tender Offer Agreement, on May 3, 2011, Total commenced a cash tender offer to acquire up to 60% of the outstanding shares of our former class A common stock and up to 60% of the outstanding shares of our former class B common stock (the "Tender Offer") at a price of $23.25 per share for each class.

The offer expired on June 14, 2011 and Total accepted for payment on June 21, 2011 a total of 34,756,682 shares of our former class A common stock and 25,220,000 shares of our former class B common stock, representing 60% of each class of our outstanding common stock as of June 13, 2011 for a total cost of approximately $1.4 billion. On November 15, 2011, our stockholders approved the reclassification of all outstanding former class A common stock and class B common stock into a single class of common stock listed on the Nasdaq Global Select Market under the symbol "SPWR." On January 31, 2012, in connection with the acquisition of Tenesol S.A., Total purchased an additional 18.6 million shares of our common stock and owns, as of that date, approximately 66% of our outstanding common stock (see Note 18).

Business Segments Overview

Our President and Chief Executive Officer, as the chief operating decision maker ("CODM"), has organized our company and manages resource allocations and measures performance of our company's activities between two business segments: the Utility and Power Plants ("UPP") Segment and the Residential and Commercial ("R&C") Segment. Our UPP Segment refers to our large-scale solar products and systems business, which includes power plant project development and project sales, turn-key engineering, procurement and construction ("EPC") services for power plant construction, and power plant operations and maintenance ("O&M") services. Our UPP Segment also sells components, including large volume sales of solar panels and mounting systems to third parties, sometimes on a multi-year, firm commitment basis. Our R&C Segment focuses on solar equipment sales into the residential and small commercial market through our third-party global dealer network, as well as direct sales and EPC and O&M services in the United States and Europe for rooftop and ground-mounted solar power systems for the new homes, commercial, and public sectors.

Change in Segment Reporting

In December 2011, we announced a reorganization of our Company to align our business and cost structure with expected market conditions in 2012 and beyond. The reorganization did not impact segment reporting in fiscal 2011 as our CODM continues to manage resource allocations and measure performance of our activities between the UPP and R&C Segments while we are implementing our new organizational strategy. We are in the process of determining our new segments and making decisions internally on how we will manage the new segments, allocate resources, and assess performance.

Seasonal Trends

Our business is subject to industry-specific seasonal fluctuations. Sales have historically reflected these seasonal trends with the largest percentage of total revenues realized during the last two calendar quarters of a fiscal year. Lower seasonal demand normally results in reduced shipments and revenues in the first two calendar quarters of a fiscal year. There are various reasons for this seasonality, mostly related to economic incentives and weather patterns. For example, in European countries with feed-in tariffs, the construction of solar power systems may be concentrated during the second half of the calendar year, largely due to the fact that the coldest winter months in the Northern Hemisphere are January through March. In the United States, customers will sometimes make purchasing decisions towards the end of the year in order to take advantage of tax credits or for other budgetary reasons. In addition, sales in the new home development market are often tied to construction market demands which tend to follow national trends in construction, including declining sales during cold weather months.

Unit of Power

When referring to our facilities’ manufacturing capacity, total sales and components sales, the unit of electricity in watts for kilowatts ("KW"), megawatts ("MW") and gigawatts ("GW") is direct current ("dc"). When referring to our solar power systems, the unit of electricity in watts for KW, MW, and GW is alternating current ("ac").

Levelized Cost of Energy ("LCOE")

The LCOE equation is an evaluation of the life-cycle energy cost and life-cycle energy production of an energy producing system. It allows alternative technologies to be compared when different scales of operation, investment, or operating time periods exist. It captures capital costs and ongoing system-related costs, along with the amount of electricity produced, and converts them into a common metric. Key drivers for LCOE reduction for photovoltaic products include panel efficiency, capacity factors, reliable system performance, and the life of the system.

Fiscal Years

We report our results of operations on the basis of 52- or 53-week periods, ending on the Sunday closest to December 31. Fiscal 2009 ended on January 3, 2010, fiscal 2010 ended on January 2, 2011, and fiscal 2011 ended on January 1, 2012. Each fiscal year included 52 weeks, except fiscal 2009 which included 53 weeks. Our fiscal quarters end on the Sunday closest to the end of the applicable calendar quarter, except in a 53-week fiscal year in which the additional week falls into the fourth quarter of that fiscal year.

Change in Solar Market

In March 2011, the Italian government passed a new legislative decree providing for a significant change in its feed-in tariff ("FIT") program. In May 2011, the Italian government announced a legislative decree which defined the revised FIT and the transition process effective June 1, 2011. The decree announced a decline in FIT and also set forth a limit on the construction of solar plants on agricultural land. Similarly, during the last several months other European countries reduced government incentives for the solar market. Such changes had a materially negative effect on the market for solar systems in Europe and caused our earnings to decline in Europe and adversely affected our financial results. In response to the reduction in European government incentives, primarily in Italy, our Board of Directors approved a restructuring plan, on June 13, 2011, to realign our resources. Further, to accelerate operating cost reduction and improve overall operating efficiency, on November 30, 2011, our management approved a second company-wide restructuring plan. These plans and related charges are further discussed below under "Results of Operations."

Goodwill and Other Intangible Asset Impairment

We conduct our annual impairment test of goodwill as of the Sunday closest to the end of the third fiscal quarter of each year. Impairment of goodwill is tested at our reporting unit level. Management determined the UPP Segment and R&C Segment each have two reporting units. In estimating the fair value of the reporting units, we make estimates and judgments about our future cash flows using an income approach defined as Level 3 inputs under fair value measurement standards. The income approach, specifically a discounted cash flow analysis, included assumptions for, among others, forecasted revenue, gross margin, operating income, working capital cash flow, perpetual growth rates and long-term discount rates, all of which require significant judgment by management. The sum of the fair values of our reporting units are also compared to our external market capitalization to determine the appropriateness of our assumptions and adjusted, if appropriate. These assumptions took into account the current industry environment and its impact on our business. Based on the impairment test performed in the third quarter of fiscal 2011, we determined that the carrying value of the UPP-International, UPP-Americas, and Residential and Light Commercial reporting units exceeded their fair value. As a result, we recorded a goodwill impairment loss of $309.5 million, representing all of the goodwill associated with these reporting units. As of January 1, 2012, the fair value of the remaining reporting unit, North American Commercial, exceeded the carrying value under the first step of the goodwill impairment test. Therefore, goodwill was not impaired with respect to this reporting unit.

We additionally review our intangible assets for impairment whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. Triggering events for an impairment review may include indications such as adverse industry or economic trends, lower than projected operation results or cash flows, or sustained decline in our stock price or market capitalization. During the third quarter of fiscal 2011, we determined that the carrying value of certain intangible assets related to strategic acquisitions of EPC and O&M project pipelines in Europe were no longer recoverable and therefore recognized an impairment loss of $40.3 million in fiscal 2011.

2012 Outlook

During fiscal 2011 we saw a decline in overall demand for solar systems primarily in Europe as a result of the decline in European government incentives as described above. The resulting supply environment drove down average selling prices across all product and service lines. Such pricing pressures are expected to continue throughout fiscal 2012.

In 2012 we continue to be focused on reducing the cost of our solar panels and systems. We expect our R&D activities to increase as we emphasize continued improvement of our solar cell efficiency and LCOE performance through enhancement of our existing products, development of new products and reduction of manufacturing cost and complexity in conjunction with our overall cost-control strategies. We are further working with our suppliers and partners along all steps of the value chain to reduce costs by improving manufacturing technologies and expanding economies of scale.

We plan to continue to expand our business in growing and sustainable markets. In fiscal 2011 we launched our residential lease program with our dealers in the United States, in partnership with a third-party financial institution, which allows customers to obtain SunPower systems under lease agreements up to 20 years, subject to financing availability. We announced the first commercial deployment of our SunPower® C-7 Tracker technology under a power purchase agreement ("PPA") and commenced production of our next generation solar cell with demonstrated efficiencies of up to 24%. Our acquisition of Tenesol S.A. ("Tenesol") in the first quarter of fiscal 2012 has further expanded our European and global customer channels as well as added a strong manufacturing based in both Europe and Africa. Please see "Part I. Item 1A: Risk Factors" for additional information on risks and uncertainties that could cause actual results to differ from management's plans and outlook for 2012.

Financial Operations Overview

The following describes certain line items in our Consolidated Statements of Operations:

Revenue

UPP Segment Revenue: Our UPP Segment refers to our large-scale solar products and systems business, which includes power plant project development and project sales, turn-key EPC services for power plant construction, and power plant O&M services. The UPP Segment sells components, including large volume sales of solar panels and mounting systems to third parties, sometimes on a multi-year, firm commitment basis, in the United States, Europe, and Asia.

R&C Segment Revenue: Our R&C Segment focuses on solar equipment sales into the residential and small commercial market through our third-party global dealer network, as well as direct sales and EPC and O&M services in the United States for rooftop and ground-mounted solar power systems for the new homes, commercial, and public sectors.

Other Revenue Factors: Sales of EPC projects and other services relate to solar electric power systems that integrate our solar panels and balance of systems components. In the United States, where customers often utilize rebate and tax credit programs in connection with projects rated 1 MW or less of capacity, we typically sell solar power systems rated up to 1 MW of capacity to provide a supplemental, distributed source of electricity for a customer’s facility as well as ground mount systems reaching up to hundreds of MWs for regulated utilities. In the United States, many customers choose to purchase solar electricity under a PPA with an investor or financing company which buys the system from us. In Europe and the United States, our systems are often purchased by third-party investors as central-station solar power plants, typically rated from 1 to 50 MW, which generate electricity for sale under tariff to regional and public utilities. We also sell our solar panels and balance of systems components under materials-only sales contracts in the United States, Europe and Asia. Our revenue recognition policy is described in more detail under "Critical Accounting Estimates."

Cost of Revenue

Our cost of revenue will fluctuate from period to period due to the mix of projects completed and recognized as revenue, in particular between large utility projects and large commercial installation projects. The cost of solar panels is the single largest cost element in our cost of revenue. Our cost of solar panels consists primarily of: (i) polysilicon, silicon ingots and wafers used in the production of solar cells, along with other materials such as chemicals and gas that are needed to transform silicon wafers into solar cells; (ii) raw materials such as glass, frame, backing and other materials; (iii) solar cells from our AUO SunPower Sdn. Bhd. ("AUOSP") joint venture; as well as (iv) direct labor costs and assembly costs we pay to our third-party contract manufacturers in China, Mexico, Poland, and California. Other cost of revenue associated with the construction of solar power systems includes real estate, mounting systems, inverters and third-party contract manufacturer costs. In addition, other factors contributing to cost of revenue include amortization of other intangible assets, stock-based compensation, depreciation, provisions for estimated warranty claims, salaries, personnel-related costs, freight, royalties, facilities expenses, and manufacturing supplies associated with contracting revenue and solar cell fabrication as well as factory pre-operating costs associated with our manufacturing facilities. Such pre-operating costs included compensation and training costs for factory workers as well as utilities and consumable materials associated with preproduction activities.

We are targeting to improve cost of revenue over time as we implement cost reduction programs, improve our manufacturing processes, and grow our business to attain economies of scale on fixed costs. An expected reduction in cost of revenue based on manufacturing efficiencies, however, could be partially or completely offset by increased raw material costs.

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

From time to time, we enter into agreements whereby the selling price for certain of our solar power products is fixed over a defined period. In addition, almost all of our construction contracts are fixed price contracts. However, we have in several instances obtained change orders that reimburse us for additional unexpected costs due to various reasons. We also have long-term agreements for polysilicon, ingots, wafers, solar cells and solar panels with suppliers, some with take-or-pay arrangements. An increase in our manufacturing costs and other project costs over such a defined period could have a negative impact on our overall gross margin. Our gross margin may also be impacted by fluctuations in manufacturing yield rates and certain adjustments for inventory reserves. Our inventory policy is described in more detail under "Critical Accounting Estimates."

Operating Expenses

Our operating expenses include research and development ("R&D") expenses and sales, general and administrative ("SG&A") expenses. R&D expenses consist primarily of salaries and related personnel costs, depreciation of equipment and the cost of solar cells, solar panel materials, various prototyping materials, and services used for the development and testing of products. We expect our R&D expense to continually increase in absolute dollars as we continue to develop new processes to further improve the conversion efficiency of our solar cells and reduce their manufacturing cost, and as we develop new products to diversify our product offerings.

R&D expense is reported net of any funding received under contracts with governmental agencies because such contracts are considered collaborative arrangements. These awards are typically structured such that only direct costs, R&D overhead, procurement overhead, and general and administrative expenses that satisfy government accounting regulations are reimbursed. In addition, our government awards from state agencies will usually require us to pay to the granting governmental agency certain royalties based on sales of products developed with government funding or economic benefit derived from incremental improvements funded. Royalties paid to governmental agencies are charged to the cost of goods sold.

SG&A expense for our business consists primarily of salaries and related personnel costs, professional fees, insurance, and other selling and marketing expenses.

Goodwill and other intangible asset impairment primarily consists of impairment of goodwill as a result of our annual impairment test, performed in the third quarter of fiscal 2011, as we determined the carrying value of certain reporting units exceeded their fair value. Additionally, during the third quarter of fiscal 2011 we impaired certain intangible assets related to strategic acquisitions of EPC and O&M project pipelines in Europe as it was determined their carrying value was no longer recoverable.

Restructuring expense consists of two restructuring plans effected during fiscal 2011 in response to reductions in European government incentives, which had a significant impact on the global solar market, and to accelerate operating cost reduction to improve overall operating efficiency. Charges in connection with these plans relate to employee severance and benefits, lease termination costs, and legal and other related charges. For additional details see Note 8 of Notes to Consolidated Financial Statements.

Other Income (Expense), Net

Interest income represents interest income earned on our cash, cash equivalents, restricted cash, restricted cash equivalents and available-for-sale securities. Interest expense primarily relates to: (i) debt under our senior convertible debentures; (ii) fees for our outstanding letters of credit; (iii) SunPower Malaysia Manufacturing Sdn. Bhd.'s ("SPMY") borrowings under the facility with the Malaysian government prior to the deconsolidation of this entity in the third quarter of fiscal 2010; (iv) outstanding term loans; (v) our revolving credit facilities; (vi) our mortgage loan; and (vii) customer advance payments. For additional details see Notes 7, 9, and 11 of Notes to Consolidated Financial Statements.

Gain on deconsolidation of consolidated subsidiary is the result of the deconsolidation of SPMY, subsequently renamed AUOSP, in the third quarter of fiscal 2010. Net gain on change in equity interest in unconsolidated investee refers to the value of our equity interests in Woongjin Energy Co., Ltd. ("Woongjin Energy") and First Philec Solar Corporation ("First Philec Solar) being adjusted upon dilutive events. Gain on sale of equity interest in unconsolidated investee represents net gains from the sale of our Woongjin Energy shares in the open market during second half of fiscal 2011. For additional details see Note 10 of Notes to Consolidated Financial Statements.

Gain on mark-to-market derivatives during fiscal 2011 and 2010 relates to derivative instruments associated with our 4.50% senior cash convertible debentures ("4.50% debentures"): (i) the embedded cash conversion option; (ii) the over-allotment option; (iii) the bond hedge transaction; and (iv) the warrant transactions. The changes in fair value of these derivatives are reported in our Consolidated Statement of Operations until such transactions settle or expire. The bond hedge and warrant transactions are meant to reduce our exposure to potential cash payments associated with the embedded cash conversion option. Gain on mark-to-market derivatives during fiscal 2009 relates to the change in fair value of certain convertible debenture hedge transactions (the "purchased options") associated with the issuance of our 4.75% senior convertible debentures ("4.75% debentures") intended to reduce the potential dilution that would occur upon conversion of the debentures. For additional details see Note 11 of Notes to Consolidated Financial Statements.

Gain on share lending arrangement relates to our historical share lending arrangement with Lehman Brothers International (Europe) Limited ("LBIE"). In the event that counterparty default under the share lending arrangement becomes probable, we are required to recognize an expense in our Consolidated Statement of Operations equal to the then fair value of the unreturned loaned shares, net of any probable recoveries.

Other, net consists primarily of gains or losses on foreign exchange and derivatives as well as gain on sale and impairment charges for certain available-for-sale securities and other investments.

Income Taxes

Deferred tax assets and liabilities are recognized for temporary differences between financial statement and income tax bases of assets and liabilities. Valuation allowances are provided against deferred tax assets when management cannot conclude that it is more likely than not that some portion or all deferred tax assets will be realized. For additional details see Notes 1 and 13 of Notes to Consolidated Financial Statements.

We currently benefit from income tax holiday incentives in the Philippines in accordance with our subsidiary’s registration with the Philippine Economic Zone Authority ("PEZA"), which provide that we pay no income tax in the Philippines for those operations subject to the ruling. Our current income tax holidays were granted as manufacturing lines were placed in service and thereafter expire within the next fiscal year, and we are in the process of or have applied for extensions and renewals upon expiration. We expect such approvals to be granted. We believe that if our Philippine tax holidays expire, (a) gross income attributable to activities covered by our PEZA registrations will be taxed at a 5% preferential rate, and (b) our Philippine net income attributable to all other activities will be taxed at the statutory Philippine corporate income tax rate, currently 30%. An increase in our tax liability could materially and negatively affect our financial condition and results of operations.

We have an auxiliary company ruling in Switzerland where we sell our solar power products. The auxiliary company ruling results in a reduced effective Swiss tax rate of approximately 11.5%. The current ruling expires at the end of 2015. If the ruling is not renewed in 2015, Swiss income would be taxable at the full Swiss tax rate of approximately 24.2%.

For financial reporting purposes, during periods when we were a subsidiary of Cypress, income tax expense and deferred income tax balances were calculated as if we were a separate entity and had prepared our own separate tax return. Effective with the closing of our public offering of common stock in June 2006, we were no longer eligible to file federal and most state consolidated tax returns with Cypress. As of September 29, 2008, Cypress completed a spin-off of all of its shares of our former class B common stock to its shareholders, so we are no longer eligible to file any remaining state consolidated tax returns with Cypress. Under our tax sharing agreement with Cypress, we agreed to pay Cypress for any federal and state income tax credit or net operating loss carryforwards utilized in our federal and state tax returns in subsequent periods that originated while our results were included in Cypress’s federal tax returns.

Equity in Earnings of Unconsolidated Investees

In the third quarter of fiscal 2006, we entered into an agreement to form Woongjin Energy, a joint venture to manufacture monocrystalline silicon ingots. Woongjin Energy is located in South Korea and began manufacturing in the third quarter of fiscal 2007. In the fourth quarter of fiscal 2007, we entered into an agreement to form First Philec Solar, a joint venture to provide wafer slicing services of silicon ingots. This joint venture is located in the Philippines and became operational in the second quarter of fiscal 2008. On May 27, 2010, our subsidiaries SunPower Technology, Ltd. ("SPTL") and AUOSP, entered into a joint venture agreement with AU Optronics Singapore Pte. Ltd. ("AUO"), and AU Optronics Corporation, the ultimate parent company of AUO ("AUO Taiwan"). The joint venture transaction closed on July 5, 2010 and we, through SPTL, and AUO each own 50% of the joint venture AUOSP. AUOSP owns a solar cell manufacturing facility ("FAB3") in Malaysia and will manufacture and sell solar cells on a "cost-plus" basis to us and AUO. AUOSP became operational in the fourth quarter of fiscal 2010 with construction to continue through fiscal 2014. We account for these investments using the equity method, in which the equity investments are classified as "Other long-term assets" in the Consolidated Balance Sheets and our share of the investees’ earnings (loss) is included in "Equity in earnings of unconsolidated investees" in the Consolidated Statements of Operations. For additional details see Note 10 of Notes to Consolidated Financial Statements.

Income from Discontinued Operations, Net of Taxes

In connection with our strategic acquisition of SunRay Malta Holdings Limited ("SunRay") on March 26, 2010, we acquired a project company, Cassiopea PV S.r.l ("Cassiopea"), operating a previously completed 20 MWac solar power plant in Montalto di Castro, Italy. In the period in which our asset is classified as held-for-sale, we are required to segregate for all periods presented the related assets, liabilities, and results of operations associated with that asset as discontinued operations. On August 5, 2010, we sold Cassiopea, including all related assets and liabilities. Cassiopea's results of operations for fiscal 2010 are classified as "Income from discontinued operations, net of taxes" in our Consolidated Statement of Operations. Unless otherwise stated, the discussion below pertains to our continuing operations. For additional details see Note 4 of Notes to Consolidated Financial Statements.

Critical Accounting Estimates

Our discussion and analysis of our financial condition and results of operations are based on our financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States ("U.S. GAAP"). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue, and expenses. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Our most critical estimates and judgments are associated with: (a) revenue recognition, which impacts the recording of revenue; (b) allowance for doubtful accounts and sales returns, which impact revenue and SG&A expense; (c) warranty reserves, which impact cost of revenue and gross margin; (d) valuation of inventories, which impacts cost of revenue and gross margin; (e) valuation of stock-based compensation expense, which impacts cost of revenue, R&D and SG&A expense; (f) equity in earnings of unconsolidated investees, which impacts net income (loss); (g) accounting for business combinations, which impacts fair value of goodwill and other intangible assets; (h) valuation of long-lived assets, which impacts impairments of property, plant and equipment, project assets and other intangible assets; (i) goodwill impairment testing, which impacts our measurement of potential impairment of our goodwill; (j) fair value of financial instruments, valuation of debt without the conversion feature and valuation of share lending arrangements, which impacts net income (loss); and (k) accounting for income taxes, which impacts our tax provision. We also have other key accounting policies that are less subjective and, therefore, judgments in their application would not have a material impact on our reported results of operations. The following is a discussion of our most critical estimates and judgments as of and for the year ended January 1, 2012.

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

Incurred costs used in our percentage-of-completion calculation include all direct material, labor, subcontract costs, and those indirect costs related to contract performance, such as indirect labor, supplies, and tools. Project material costs are included in incurred costs when the project materials have been installed by being permanently attached or fitted to the solar power system as required by the project’s engineering design.

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

In addition, at the time revenue is recognized from the sale of solar panels and balance of system components, we record estimates for sales returns which reduce revenue. These estimates are based on historical sales returns, analysis of credit memo data, and other known factors. Actual returns could differ from these estimates.

Warranty Reserves

We generally warrant or guarantee the performance of our solar panels that we manufacture at certain levels of power output for 25 years. In addition, we pass through to customers long-term warranties from the original equipment manufacturers
("OEMs") of certain system components, such as inverters. Warranties of 25 years from solar panel suppliers are standard in the solar industry, while inverters typically carry warranty periods ranging from 5 to 10 years. In addition, we generally warrant our workmanship on installed systems for periods ranging up to 10 years. We maintain reserves to cover the expected costs that could result from these warranties. Our expected costs are generally in the form of product replacement or repair. Warranty reserves are based on our best estimate of such costs and are recognized as a cost of revenue. We continuously monitor product returns for warranty failures and maintain a reserve for the related warranty expenses based on various factors including historical warranty claims, results of accelerated lab testing, field monitoring, vendor reliability estimates, and data on industry averages for similar products. Historically, warranty costs have been within management’s expectations. For additional details see Note 9 of Notes to Consolidated Financial Statements.

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

We evaluate the terms of our long-term agreements with suppliers, including joint ventures, for the procurement of polysilicon, ingots, wafers, solar cells, and solar panels and establish accruals for estimated losses on adverse purchase commitments as necessary, such as lower of cost of market value adjustments, forfeiture of advanced deposits and liquidated damages.

Other market conditions that could impact the realizable value of our inventories and are periodically evaluated by management include the aging of inventories on hand, historical inventory turnover ratio, anticipated sales price, new product development schedules, the effect new products might have on the sale of existing products, product obsolescence, customer concentrations, product merchantability, and other factors. If we determine that the cost of inventories exceeds its estimated market value based on assumptions about expected demand and market conditions, we record a write-down equal to the difference between the cost of inventories and the estimated market value. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required that could negatively impact our gross margin and operating results. If actual market conditions are more favorable, we may have higher gross margin when products that have been previously written down are sold in the normal course of business. For additional details see Note 6 of Notes to Consolidated Financial Statements.

Stock-Based Compensation

We provide share-based awards to our employees, executive officers and directors through various equity compensation plans including our employee stock option and restricted stock plans. We measure and record compensation expense for all share-based payment awards based on estimated fair values. The fair value of restricted stock awards and units is based on the market price of our common stock on the date of grant. We have not granted stock options subsequent to fiscal 2008.

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

Investments in Equity Interests

Investments in entities in which we can exercise significant influence, but do not own a majority equity interest or otherwise control, are accounted for under the equity method. We record our share of the results of these entities as "Equity in earnings of unconsolidated investees" on the Consolidated Statements of Operations. We record our share of the results of Woongjin Energy and First Philec Solar in the same quarter and the results of AUOSP with a one quarter lag. To calculate our share of the investees’ income or loss, we adjust the net income (loss) of each joint venture to conform to U.S. GAAP and multiply that by our equity investment ownership percentage.

Variable Interest Entities ("VIE")

We regularly evaluate our relationships with Woongjin Energy, First Philec Solar and AUOSP to determine if we have a controlling financial interest in the VIEs and therefore become the primary beneficiary of the joint ventures requiring us to consolidate their financial results into our financial statements. We do not consolidate the financial results of Woongjin Energy, First Philec Solar and AUOSP as we have concluded that we are not the primary beneficiary of these joint ventures. Although we are obligated to absorb losses or have the right to receive benefits from the joint ventures that are significant to the entities, such variable interests held by us do not empower us to direct the activities that most significantly impact the joint ventures' economic performance. For additional details see Note 10 of the Notes to Consolidated Financial Statements for discussions of our joint ventures.

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

Accounting for Business Combinations

We record all acquired assets and liabilities, including goodwill, other intangible assets and in-process research and development, at fair value. The initial recording of goodwill, other intangible assets and in-process research and development requires certain estimates and assumptions concerning the determination of the fair values and useful lives. The judgments made in the context of the purchase price allocation can materially impact our future results of operations. Accordingly, for significant acquisitions, we obtain assistance from third-party valuation specialists. The valuations calculated from estimates are based on information available at the acquisition date. Goodwill is not amortized, but is subject to annual tests for impairment or more often if events or circumstances indicate it may be impaired. Other intangible assets are amortized over their estimated useful lives and are subject to impairment if events or circumstances indicate a possible inability to realize the carrying amount. For additional details see Notes 3 and 5 of Notes to Consolidated Financial Statements.

Valuation of Long-Lived Assets

Our long-lived assets include property, plant and equipment, project assets and other intangible assets with finite lives. Our business requires heavy investment in manufacturing facilities that are technologically advanced, but can quickly become significantly under-utilized or rendered obsolete by rapid changes in demand for solar power products produced in those facilities.

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

Fair Value of Financial Instruments

Certain of our financial assets and financial liabilities, specifically our cash, cash equivalents, restricted cash, restricted cash equivalents, available-for-sale securities, foreign currency derivatives, interest rate swaps derivatives and convertible debenture derivatives are carried at fair value in our Consolidated Financial Statements. Accounting guidance defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. We enter into over-the-counter ("OTC") foreign currency derivatives and use various valuation techniques to derive the value of option and forward contracts. In determining fair value, we use the market and income approaches. Current accounting guidance provides a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the observable inputs be used when available. Observable inputs are inputs that market participants would use in pricing the asset or liability developed based on market data obtained from sources independent of us. Unobservable inputs are inputs that reflect our assumptions about market participants assumptions used in pricing the asset or liability, developed based on the best information available in the circumstances. As such, fair value is a market-based measure considered from the perspective of a market participant who holds the asset or owes the liability rather than an entity specific measure. The hierarchy is broken down into three levels based on the reliability of inputs as follows:

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

Unrealized gains and losses of our available-for-sale securities and the effective portion of foreign currency derivatives are excluded from earnings and reported as a component of accumulated other comprehensive income (loss) on the Consolidated Balance Sheets. To the extent our foreign currency derivatives are not effective hedges, unrealized gains or losses are included in earnings. Similarly, the change in fair value of our interest rate swaps derivatives and convertible debenture derivatives are included in earnings. Additionally, we assess whether an other-than-temporary impairment loss on our available-for-sale securities has occurred due to declines in fair value or other market conditions. Declines in fair value that are considered other-than temporary are recorded in "Other, net" in the Consolidated Statements of Operations.

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

In February 2007, we issued $200.0 million in principal amount of our 1.25% senior convertible debentures ("1.25% debentures") to Lehman Brothers Inc. ("Lehman Brothers"). In July 2007, we issued $225.0 million in principal amount of our 0.75% senior convertible debentures ("0.75% debentures") to Credit Suisse Securities (USA) LLC ("Credit Suisse"). The 1.25% debentures and the 0.75% debentures contain partial cash settlement features and are therefore subject to the aforementioned accounting guidance. We estimated that the effective interest rate for similar debt without the conversion feature was 9.25% and 8.125% on the 1.25% debentures and 0.75% debentures, respectively. The resulting debt discount is amortized to non-cash interest expense under the interest method through the first date the debt holders can require us to repurchase their debentures. For additional details see Note 11 of Notes to Consolidated Financial Statements.

Valuation of Share Lending Arrangements

Share lending arrangements executed in connection with convertible debt offerings or other financings are required to be measured at fair value and amortized as interest expense in our Consolidated Statement of Operations in the same manner as debt issuance costs. In addition, in the event that counterparty default under the share lending arrangement becomes probable, we are required to recognize an expense in our Consolidated Statement of Operations equal to the then fair value of the unreturned loaned shares, net of any probable recoveries.

We have two historical share lending arrangements. In connection with the issuance of our 1.25% debentures and 0.75% debentures, we loaned 2.9 million shares of our former class A common stock to LBIE and 1.8 million shares of our former class A common stock to Credit Suisse International ("CSI") under share lending arrangements. Retroactive application of the above accounting guidance, as required in fiscal 2010, resulted in higher non-cash amortization of imputed share lending costs as well as a significant non-cash loss resulting from Lehman Brothers Holding Inc. ("Lehman") filing a petition for protection under Chapter 11 of the U.S. bankruptcy code on September 15, 2008, and LBIE commencing administration proceedings (analogous to bankruptcy) in the United Kingdom. On December 16, 2010, we entered into an assignment agreement with Deutsche Bank AG - London Branch ("Deutsche Bank") under which we assigned to Deutsche Bank our claims against LBIE and Lehman in connection with the share lending arrangement. Under the assignment agreement, Deutsche Bank paid us $24.0 million for the claims on December 16, 2010, and we may receive, upon the final allowance or admittance of the claims in the U.K. and U.S. proceedings, an additional payment for the claims. We cannot predict the amount of any such payment for the claims and cannot guarantee that we will receive any additional payment for the claims. The amount recovered under the assignment agreement on December 16, 2010 was $24.0 million and was reflected as "Gain on share lending arrangement" in our Consolidated Statements of Operations in fiscal 2010. For additional details see Note 11 of Notes to Consolidated Financial Statements.

Accounting for Income Taxes

Our global operations involve manufacturing, R&D, selling and project development activities. Profit from non-U.S. activities is subject to local country taxation, but not subject to United States tax until repatriated to the United States. It is our intention to indefinitely reinvest these earnings outside the United States. We record a valuation allowance to reduce our U.S. deferred tax assets to the amount that is more likely than not to be realized. In assessing the need for a valuation allowance, we consider historical levels of income, expectations and risks associated with the estimates of future taxable income and ongoing prudent and feasible tax planning strategies. In the event we determine that we would be able to realize additional deferred tax assets in the future in excess of the net recorded amount, or if we subsequently determine that realization of an amount previously recorded is unlikely, we would record an adjustment to the deferred tax asset valuation allowance, which would change income tax in the period of adjustment. As of January 1, 2012, we believe there is insufficient evidence to realize additional deferred tax assets, although it is possible that a reversal of the valuation allowance, which could be material, could occur in fiscal 2012.

The calculation of tax liabilities involves dealing with uncertainties in the application of complex global tax regulations. We recognize potential liabilities for anticipated tax audit issues in the United States and other tax jurisdictions based on our estimate of whether, and the extent to which, additional taxes will be due. If payment of these amounts ultimately proves to be unnecessary, the reversal of the liabilities would result in tax benefits being recognized in the period in which we determine the liabilities are no longer necessary. If the estimate of tax liabilities proves to be less than the ultimate tax assessment, a further charge to expense would result. We accrue interest and penalties on tax contingencies which are classified as "Provision for income taxes" in the Consolidated Statements of Operations and are not considered material. For additional details see Note 13 of Notes to Consolidated Financial Statements.

Pursuant to the Tax Sharing Agreement with Cypress, we are obligated to indemnify Cypress upon current utilization of carryforward tax attributes generated while we were part of the Cypress consolidated or combined group. Further, to the extent Cypress experiences any tax examination assessments attributable to our operations while part of the Cypress consolidated or combined group, Cypress will require an indemnification from us for those aspects of the assessment that relate to our operations. See also "Item 1A: Risk Factors" including "Our agreements with Cypress require us to indemnify Cypress for certain tax liabilities. These indemnification obligations and related contractual restrictions may limit our ability to pursue certain business initiatives."

In addition, foreign exchange gains (losses) may result from estimated tax liabilities, which are expected to be realized in currencies other than the U.S. dollar.

Results of Operations

Revenue

	Year Ended
(In thousands)	January 1, 2012	January 2, 2011	January 3, 2010
Utility and power plants	$1,064,144	$1,186,054	$653,531
Residential and commercial	1,248,350	1,033,176	870,752
Total revenue	$2,312,494	$2,219,230	$1,524,283

Total Revenue:  During fiscal 2011, 2010, and 2009 our total revenue was $2,312.5 million, $2,219.2 million, $1,524.3 million, respectively. The increase in total revenue of 4% in fiscal 2011 as compared to fiscal 2010 was primarily attributable to revenue from the development of several large scale projects in North America and Europe, as well as the continuous growth of our third-party global dealer network to adjust to demand in the geographical regions in which we do business. In fiscal 2011 and 2010, we recognized revenue on 765.8 MW and 558.5 MW, respectively, of solar power products sold through both our

UPP & R&C Segments. The increase in our total revenue was partially offset by declining average selling prices and mix of our solar power products. The increase in total revenue of 46% in fiscal 2010 as compared to fiscal 2009 is primarily attributable to revenue related to the sale of several large scale projects, including projects acquired through our acquisition of SunRay in March 2010, that were completed and monetized, as well as growing demand for our solar power products in the residential and commercial markets in the United States and Europe as a result of favorable renewable energy policies.

Sales outside the United States represented approximately 49%, 71%, and 57% of total revenue for fiscal 2011, 2010, and 2009, respectively. The shift in revenue by geography in fiscal 2011 as compared to fiscal 2010 was due to increasing demand in the United States for our solar power products due to additional federal and state initiatives supporting attractive solar incentives within the residential, commercial, and utility sectors as well as a slowdown in project development and component shipments in Europe due to changes in government incentives. The shift in revenue by geography in fiscal 2010 as compared to fiscal 2009 was due to the sale of several large scale projects completed or under construction in Italy during fiscal 2010.

Concentrations: The table below represents our significant customers which accounted for greater than 10 percent of total revenue, accounts receivable, or costs and estimated earnings in excess of billings during fiscal 2011, 2010, and 2009. We had no customers that accounted for 10 percent or more of total revenue in fiscal 2011. We entered into a project contract with one of our customers in the United States in fiscal 2011, which is anticipated to account for 10 percent or more of total revenue in fiscal 2012.

		Year Ended
Revenue		January 1, 2012	January 2, 2011	January 3, 2010
Significant Customer:	Business Segment
Customer A	Utility and power plants	*	12%	*
Customer B	Utility and power plants	*	*	12%

		As of
Accounts receivable		January 1, 2012	January 2, 2011
Significant Customer:	Business Segment
Customer C	Utility and power plants	20%	*
Customer D	Utility and power plants	*	11%

		As of
Cost in excess of billings		January 1, 2012	January 2, 2011
Significant Customer:	Business Segment
Customer E	Utility and power plants	21%	*
Customer F	Utility and power plants	*	17%
Customer G	Utility and power plants	*	15%

*	denotes less than 10% during the period

UPP Revenue: UPP revenue for fiscal 2011, 2010, and 2009 was $1,064.1 million, $1,186.1 million, and $653.5 million, respectively, which accounted for 46%, 53%, and 43%, respectively, of total revenue. UPP revenue in fiscal 2011 decreased 10% as compared to fiscal 2010 primarily due to changes in European government incentives which had a materially negative effect on the market for solar systems, particularly large-scale solar products and systems in Europe, and caused our earnings related to such projects to decline in Europe. This decrease was partially offset by an increase in component sales period over period, particularly in North America. We recognized revenue on 229.3 MW and 118.6 MW of component sales in fiscal 2011 and 2010, respectively. The UPP Segment further recognized revenue under the percentage-of-completion method for several power plants including three solar power plants under construction in the United States totaling 60 MW and the completion of a 20 MW solar power plant in Ontario, Canada. In addition, in fiscal 2011, our UPP Segment completed and sold two power plants in Italy totaling 14 MW.

UPP revenue in fiscal 2010 increased 81% as compared to fiscal 2009 primarily due to revenue related to the sale of several large scale development projects in Italy acquired and sold as part of our acquisition of SunRay in March 2010 as well as an increase in the number of EPC contracts. In the second half of fiscal 2010 our UPP Segment completed the sale of 44 MW and 8 MW solar power plants in Montalto di Castro Italy to a consortium of international investors, and a 13 MW solar power plant in Anguillara, Italy to another customer. The UPP Segment further recognized revenue under the percentage-of-completion method for several power plants totaling 28 MW in the Sicily region and Piedmont region of Italy, a 20 MW solar power plant in Toronto, Canada and a 17 MW solar power plant in Colorado. In addition, in fiscal 2010 our UPP Segment began providing solar panels and balance of system components to a utility customer in the United States under a large five-year supply contract.

In fiscal 2009, our UPP Segment recognized revenue from the construction of a 20 MW solar power plant for SunRay (in its capacity as our third-party customer) in Montalto di Castro, Italy prior to our acquisition of that company. In addition, our UPP Segment completed the construction of a 25 MW solar power plant in Desoto County, Florida and began the construction of a 10 MW solar power plant at the Kennedy Space Center in Florida.

R&C Revenue:  R&C revenue for fiscal 2011, 2010, and 2009 was $1,248.4 million, $1,033.2 million, and $870.8 million, respectively, or 54%, 47%, and 57%, respectively, of total revenue. R&C revenue in fiscal 2011 increased 21% as compared to fiscal 2010 due to growing demand for our solar power products in the residential and commercial markets, specifically in rooftop and ground-mounted commercial projects in North America, particularly the United States, due to federal state and local initiatives supporting solar power projects. In fiscal 2011 we recognized revenue on 385.2 MW of solar power products sold through our R&C Segment as compared to 274.6 MW in fiscal 2010. In fiscal 2011, we additionally entered into new residential and commercial markets in Belgium and the United Kingdom and further expanded in Germany. We additionally expanded our third-party global dealer network which was composed of more than 1,800 dealers worldwide at the end of fiscal 2011, an increase of approximately 20% from fiscal 2010. These increases were partially offset by the change in European government incentives which adversely impacted the overall market for solar products and further drove down average selling prices in all regions.

R&C revenue in fiscal 2010 increased 19% as compared to fiscal 2009 primarily due to growing demand for our solar power products in the residential and commercial markets in both the United States and Europe, and in part due to our introduction of an additional product series in fiscal 2010 with increased solar panel efficiency and module configuration. In fiscal 2010 we additionally began construction on several large commercial projects in New Jersey.

Cost of Revenue

Details of cost of UPP revenue are as follows:

	UPP
	Year Ended
(Dollars in thousands)	January 1, 2012	January 2, 2011	January 3, 2010
Amortization of other intangible assets	$272	$2,762	$2,732
Stock-based compensation	5,706	7,608	5,808
Non-cash interest expense	1,323	5,412	1,231
Change in European government incentives	32,708	—	—
Materials and other cost of revenue	927,067	892,544	517,079
Total cost of revenue	$967,076	$908,326	$526,850
Total cost of revenue as a percentage of revenue	91%	77%	81%
Total gross margin percentage	9%	23%	19%

Details of cost of R&C revenue are as follows:

	R&C
	Year Ended
(Dollars in thousands)	January 1, 2012	January 2, 2011	January 3, 2010
Amortization of other intangible assets	$195	$7,644	$8,465
Stock-based compensation	7,481	8,121	8,190
Non-cash interest expense	1,241	1,495	1,508
Change in European government incentives	23,007	—	—
Materials and other cost of revenue	1,085,290	783,751	695,550
Total cost of revenue	$1,117,214	$801,011	$713,713
Total cost of revenue as a percentage of revenue	89%	78%	82%
Total gross margin percentage	11%	22%	18%

Total Cost of Revenue: Our cost of revenue will fluctuate from period to period due to the mix of projects completed and recognized as revenue, in particular between large utility projects and large commercial installation projects. The cost of solar panels is the single largest cost element in our cost of revenue. Other cost of revenue associated with the construction of solar power systems includes real estate, mounting systems, inverters, third-party contract manufacturer costs, construction subcontract and dealer costs. In addition, other factors contributing to cost of revenue include amortization of other intangible assets, stock-based compensation, depreciation, provisions for estimated warranty claims, salaries, personnel-related costs, freight, royalties, facilities expenses and manufacturing supplies associated with contracting revenue and solar cell fabrication, as well as factory pre-operating costs associated with our manufacturing facilities.

During fiscal 2011, 2010, and 2009 total cost of revenue was $2,084.3 million, $1,709.3 million, and $1,240.6 million, respectively, which represented an increase of 22% and 38% period over period. The increase in total cost of revenue in fiscal 2011 as compared to fiscal 2010 is primarily due to a 37% increase in total MW of solar power products sold. Additionally contributing to the increase in total cost of revenue is $55.7 million in charges incurred in fiscal 2011 associated with the change in European government incentives, including (i) a $16.0 million write-down of project asset costs based on changes in fair value and our ability to develop, commercialize and sell active projects within Europe, and (ii) $39.7 million related to the write-down of third-party inventory and costs associated with the termination of third-party solar cell supply contracts resulting from lower demand and average selling price in certain areas of Europe. The increase in total cost of revenue is partially offset by lower material costs, higher yields as well as better factory utilization as a result of higher output generated at our manufacturing facilities and our AUOSP joint venture.

The increase in total cost of revenue in fiscal 2010 as compared to fiscal 2009 is primarily due to (i) increased sales volume; (ii) greater economies of scale as a result of lower material cost and better utilization; and (iii) an increase in output generated at our manufacturing facilities. During fiscal 2010, our two solar cell manufacturing facilities produced 577.7 MW and 397.4 MW in fiscal 2010 and 2009, respectively. The increase in total cost of revenue in fiscal 2010 as compared to fiscal 2009 partially corresponds with an increase in total revenue of 46% over the same period as average selling prices did not experience the significant declines as seen in fiscal 2011 as a result of the change in European government incentives.

UPP Gross Margin: Gross margin for our UPP Segment was $97.1 million, $277.7 million, and $126.7 million for fiscal 2011, 2010, and 2009, respectively, or 9%, 23%, and 19%, respectively, of UPP revenue. UPP gross margin decreased in fiscal 2011 as compared to fiscal 2010 primarily due to an increase in costs on certain power plant projects under construction and reductions in the average selling price of components due to oversupply in the market. Also contributing to the decline in gross margin were charges relating to the change in European government incentives totaling $32.7 million including (i) a $16.0 million write-down of project asset costs to estimated fair value based on changes in our ability to develop, commercialize and sell active projects within Europe, and (ii) $16.7 million related to the write-down of acquired third-party inventory and costs associated with the termination of third-party solar cell supply contracts as described above. Partially offsetting the decline in gross margin for our UPP Segment was an increase in component sales in North America and Europe, which typically have higher gross margin percentages than our utility projects. In fiscal 2011, we recognized revenue on 229.3 MW of components as compared to 118.6 MW in fiscal 2010, an increase of 93% year over year. UPP gross margin increased in fiscal 2010 as compared to fiscal 2009 primarily due to: (i) a greater proportion of sales from development projects in Italy which have higher gross margins due to customers paying a premium for turn-key fully developed power plants, and (ii) reduced charges for inventory write-downs and subsequent sales of aged third party solar panels in fiscal 2010 as compared to fiscal 2009.

R&C Gross Margin: Gross margin for our R&C Segment was $131.1 million, $232.2 million, and $157.0 million for fiscal 2011, 2010, and 2009, respectively, or 11%, 22%, and 18%, respectively, of R&C revenue. Gross margin decreased in fiscal 2011 as compared to fiscal 2010 primarily due to to: (i) overall reduction in average selling prices of our solar products; (ii) increased mix of third party panels in the first three quarters of fiscal 2011, which generally have a lower margin; and (iii) $23.0 million in charges related to the write-down of acquired third-party inventory and costs associated with the termination of third-party solar cell supply contracts as a result of the change in European government incentives as described above. These decreases were partially offset by increased activity and installations of rooftop and ground-mounted projects in the commercial sector in North America. R&C gross margin increased in fiscal 2010 as compared to fiscal 2009 primarily due to: (i) the reduction in large commercial balance of system cost, and (ii) improvements attributable to continued manufacturing scale and reductions in our manufacturing costs, partially offset by reduced average selling prices of solar power products.

Research and Development ("R&D")

	Year Ended
(Dollars in thousands)	January 1, 2012	January 2, 2011	January 3, 2010
Stock-based compensation	$6,166	$7,555	$6,296
Non-cash interest expense	6	—	—
Other R&D	51,603	41,535	25,346
Total R&D	$57,775	$49,090	$31,642
As a percentage of revenue	2%	2%	2%

In fiscal 2011, 2010, and 2009 R&D expense was $57.8 million, $49.1 million, and $31.6 million, respectively, which represents an increase of 18% in fiscal 2011 as compared to fiscal 2010, and an increase of 55% in fiscal 2010 as compared to fiscal 2011. The overall increase in our investment in R&D period over period resulted primarily from costs related to the improvement of our current generation solar cell manufacturing technology, development of our next generation of solar cells, solar panels, trackers and rooftop systems, and development of systems performance monitoring products.

Cost reimbursements received from government entities in the United States additionally decreased over all periods due to phase out of related programs in 2010, such as the Solar America Initiative R&D agreement with the United States Department of Energy. R&D cost reimbursements received under such agreements totaled $1.0 million, $5.2 million, and $8.9 million during fiscal 2011, 2010, and 2009, respectively. As of January 1, 2012 we have executed new research and development agreements with the United States federal government and California state agencies. Further payments received under these contracts will offset some of our R&D expense in future periods.

Sales, General and Administrative ("SG&A")

	Year Ended
(Dollars in thousands)	January 1, 2012	January 2, 2011	January 3, 2010
Amortization of other intangible assets	$21,202	$28,071	$5,277
Stock-based compensation	25,772	31,088	26,700
Total investment related costs	13,924	—	—
Amortization of promissory notes	2,122	11,054	—
Non-cash interest expense	45	—	—
Other SG&A	256,654	251,723	158,267
Total SG&A	$319,719	$321,936	$190,244
As a percentage of revenue	14%	15%	12%

During fiscal 2011, 2010 and 2009, SG&A expense was $319.7 million, $321.9 million, and $190.2 million, respectively. SG&A expense decreased 1% in fiscal 2011 as compared to fiscal 2010 and was primarily driven by: (i) our cost-control strategy implemented in response to the changes in the European market and the resulting restructuring, including the overall reduction of consulting charges in Europe and the United States; (ii) the reduction in legal and other professional services as significant acquisition and integration related costs were incurred subsequent to our acquisition of SunRay in March 2010; and (iii) $4.4 million of expenses incurred in the first quarter of fiscal 2010 associated with our Audit Committee's independent investigation of certain accounting entries primarily related to cost of goods sold by our Philippines operations.

The above decrease was partially offset by: (i) additional personnel related expenses (including salary, employee benefits, stock-based compensation costs and commission) as a result of net increase in headcount; (ii) non-recurring transaction expenses of $13.9 million incurred in connection with the April 28, 2011 Tender Offer Agreement with Total as well as related integration costs; (iii) additional bad debt expense of $9.8 million related to several customers impacted by the recent changing market conditions in Europe; and (iv) additional operating and development expenses consolidated into our financial results subsequent to our acquisition SunRay in March 2010.

SG&A expense increased 69% in fiscal 2010 as compared to fiscal 2009 and was primarily related to: (i) additional operating and development expenses consolidated into our financial results subsequent to our acquisition of SunRay in March 2010; (ii) higher amortization associated with other intangible assets related to acquired project assets (which were subsequently impaired in the third quarter for fiscal 2011); (iii) acquisition-related costs and integration-related costs such as legal, accounting, valuation and other professional services; (iv) costs associated with the formation of the AUOSP joint venture; (v) personnel related expenses (including stock-based compensation costs, bonus and commission) as a result of increased headcount; (vi) additional bad debt expense due to the overall increase in revenue and the collectability of outstanding accounts receivable related to several customers impacted by the difficult economic conditions; and (vii) $4.4 million of expenses incurred in the first quarter of fiscal 2010 associated with our Audit Committee independent investigation of certain accounting entries primarily related to cost of goods sold by our Philippines operations.

Goodwill and Other Intangible Asset Impairment

	Year Ended
(In thousands)	January 1, 2012	January 2, 2011	January 3, 2010
Goodwill impairment	$309,457	$—	$—
Other intangible asset impairment	40,301	—	—
	$349,758	$—	$—
As a percentage of revenue	15%	—%	—%

We conduct our annual impairment test of goodwill as of the Sunday closest to the end of the third fiscal quarter of each year. Impairment of goodwill is tested at our reporting unit level. Management determined the UPP Segment and R&C Segment each have two reporting units, UPP-International and UPP-Americas for UPP Segment, and Residential and Light Commercial and North American Commercial for R&C Segment. Based on the impairment test performed during the third quarter of fiscal 2011, as further described above under "Change in European Market", we determined that the carrying value of the UPP-International, UPP-Americas, and Residential and Light Commercial reporting units exceeded their fair value. As a result, we recorded a goodwill impairment loss of $309.5 million, representing all of the goodwill associated with these reporting units.  As of January 1, 2012, the fair value of the remaining reporting unit exceeded the carrying value under the first step of the goodwill impairment test. Therefore, goodwill was not impaired (see Note 5).

We additionally review our intangible assets for impairment whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. During the third quarter of fiscal 2011, we determined the carrying value of certain intangible assets related to strategic acquisitions of EPC and O&M project pipelines in Europe were no longer recoverable and therefore recognized an impairment loss of $40.3 million in the year ended January 1, 2012 (see Note 5).

Restructuring Charges

	Year Ended
(In thousands)	January 1, 2012	January 2, 2011	January 3, 2010
December 2011 Plan	$7,477	$—	$—
June 2011 Plan	13,926	$—	$—
Restructuring charges	$21,403	$—	$—
As a percentage of revenue	1%	—%	—%

December 2011 Plan: To accelerate operating cost reduction and improve overall operating efficiency, in December 2011, we implemented a company-wide restructuring program (the "December 2011 Plan"). During the year ended January 1, 2012, $7.5 million of restructuring charges in connection with the December 2011 Plan were recognized in our Consolidated Statements of Operations, consisting of $7.3 million of employee severance and benefits, which includes $1.6 million of stock compensation associated with the accelerated vesting of restricted stock units in accordance with certain grant and termination agreements, and $0.2 million of legal and other related charges. The December 2011 Plan eliminates 2% of SunPower's global workforce. We expect to record restructuring charges up to $17.0 million, related to both the UPP Segment and R&C Segment, in the twelve months following the approval and implementation of the plan. We expect greater than 80% of these charges to be cash.

June 2011 Plan: In response to reductions in European government incentives, primarily in Italy, which have had a significant impact on the global solar market, on June 13, 2011, our Board of Directors approved a restructuring plan (the "June 2011 Plan") to realign our resources. During the year ended January 1, 2012, $13.9 million of restructuring charges in connection with the June 2011 Plan were recognized in our Consolidated Statements of Operations consisting of $11.2 million of employee severance and benefits, which includes $1.4 million of compensation associated with the accelerated vesting of promissory notes previously issued as consideration for an acquisition completed in the first quarter of fiscal 2010, $0.7 million of lease and related termination costs, and $2.1 million of legal and other related charges. The June 2011 Plan eliminates 2% of our global workforce, in addition to the consolidation or closure of certain facilities in Europe. We expect to record restructuring charges of up to $17.0 million related to the UPP Segment in the twelve months following the approval and implementation of the plan. We expect greater than 90% of restructuring related charges to be cash.

Other Income (Expense), Net

	Year Ended
(In thousands)	January 1, 2012	January 2, 2011	January 3, 2010
Interest income	$2,054	$1,541	$2,109
Non-cash interest expense	(26,012)	(23,709)	(19,843)
Other interest expense	(41,010)	(31,567)	(16,444)
Total interest expense	(67,022)	(55,276)	(36,287)
Gain on sale of equity interest in unconsolidated investee	5,937	—	—
Gain on change in equity interest in unconsolidated investee	322	28,078	—
Gain on deconsolidation of consolidated subsidiary	—	36,849	—
Gain on mark-to-market derivatives	343	35,764	21,193
Gain on share lending arrangement	—	24,000	—
Other, net	(8,946)	(26,410)	(5,229)
Other income (expense), net	$(67,312)	$44,546	$(18,214)

Interest expense during fiscal 2011 primarily related to debt under our senior convertible debentures, fees for our outstanding letters of credit with Deutsche Bank AG New York Branch ("Deutsche Bank") and Deutsche Bank Trust Company, the mortgage loan with International Finance Corporation ("IFC"), debt under the loan agreement with California Enterprise Development Authority ("CEDA"), and debt under the revolving credit facilities with Union Bank, N.A. ("Union Bank") and Société Générale, Milan Branch ("Société Générale") and Credit Agricole Corporate and Investment Bank ("Credit Agricole"). Interest expense during fiscal 2010 primarily related to issuances of our senior convertible debentures and borrowings under the facility agreement with the Malaysian government (deconsolidated in the third quarter of fiscal 2010), fees for our outstanding letters of credit with Deutsche Bank, and acquired debt. Interest expense during fiscal 2009 primarily related to borrowings under our senior convertible debentures, fees for our outstanding letters of credit with Wells Fargo Bank, N.A. ("Wells Fargo"), our borrowings under the facility agreement with the Malaysian government, term loan with Union Bank and customer advance payments. The increase in interest expense of 21% in fiscal 2011 as compared to fiscal 2010 was due to additional indebtedness related to our $250.0 million in principal amount of 4.50% senior cash convertible debentures ("4.50% debentures") issued in April 2010, approximately €75.0 million borrowed from Société Générale in November 2010 under the revolving credit facility, as well as the $50.0 million borrowed from Union Bank in July 2011, both of which were repaid and terminated in September 2011 in connection with a borrowing of $250.0 million under a new Revolving Credit Agreement with Credit Agricole that provides up to $275.0 million of revolving loans, outstanding borrowings up to $75.0 million under our mortgage loan agreement with IFC beginning in November 2010, and $30 million borrowed under our loan agreement with CEDA in December 2010. The increase in interest expense of 52% in fiscal 2010 as compared to 2009 is due to: (i) additional indebtedness related to our $250.0 million in principal amount of 4.50% debentures issued in April 2010, $70.0 million borrowed from Union Bank in October 2010, approximately $98.0 million borrowed from Société Générale in November 2010 and $50.0 million borrowed from IFC in November 2010; and (ii) fees for our outstanding letters of credit with Deutsche Bank.

During fiscal 2011, we recorded a net gain of $5.9 million from the sale of 15.5 million shares of Woongjin Energy Co., Ltd (“Woongjin Energy”), which decreased our equity ownership from 31% to 6%. In January 2012, we sold our remaining equity interest in Woongjin Energy. Non-cash gains recorded due to the dilution of our equity interest in Woongjin Energy as a result of Woongjin Energy's issuance of additional equity to other investors amounted to $0.3 million and $28.3 million in fiscal 2011 and 2010, respectively.

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

The $0.3 million net gain on mark-to-market derivatives during fiscal 2011 related to the change in fair value of the following derivative instruments associated with the 4.50% debentures: (i) the embedded cash conversion option; and (ii) the bond hedge transaction. The $35.8 million net gain on mark-to-market derivatives during fiscal 2010 related to the change in fair value of the following derivative instruments associated with the 4.50% debentures: (i) the embedded cash conversion option; (ii) the over-allotment option; (iii) the bond hedge transaction; and (iv) the warrant transaction. The changes in fair value of these derivatives are reported in our Consolidated Statements of Operations until such transactions settle or expire. The over-allotment option derivative settled on April 5, 2010 when the initial purchasers of the 4.50% debentures exercised the $30.0 million over-allotment option in full. As a result of the terms of the warrants being amended and restated so that they are settled in shares of our common stock rather than in cash, the warrants have not required mark-to-market accounting treatment subsequent to December 23, 2010. The $21.2 million net gain on mark-to-market derivatives during fiscal 2009 relates to changes in the fair value of the purchased options associated with the issuance of our 4.75% debentures. The purchased options, which were indexed to our common stock, were deemed to be mark-to-market derivatives during the one-day period in which the over-allotment option in favor of the 4.75% debenture underwriters was unexercised. We entered into the debenture underwriting agreement on April 28, 2009 and the 4.75% debenture underwriters exercised the over-allotment option in full on April 29, 2009. During the one-day period that the underwriters' over-allotment option was outstanding, our common stock price increased substantially, resulting in a non-cash gain on purchased options of $21.2 million in fiscal 2009 in our Consolidated Statement of Operations.

In connection with the issuance of our 1.25% debentures, we loaned 2.9 million shares of our former class A common stock to Lehman Brothers International (Europe) Limited ("LBIE") under a share lending arrangement. On September 15, 2008, Lehman filed a petition for protection under Chapter 11 of the U.S. bankruptcy code and LBIE commenced administration proceedings (analogous to bankruptcy) in the United Kingdom. As a result, we recognized a $213.4 million non-cash loss in the third quarter of fiscal 2008 which was the then fair value of the 2.9 million shares of our former class A common stock loaned and unreturned by LBIE. On December 16, 2010, we entered into an assignment agreement with Deutsche Bank under which we assigned to Deutsche Bank our claims against LBIE and Lehman in connection with the share lending arrangement. We recovered $24.0 million under the assignment agreement with Deutsche Bank which was reflected in the fourth quarter of fiscal 2010 as "Gain on share lending arrangement" in our Consolidated Statements of Operations.

The following table summarizes the components of Other, net:

	Year Ended
(In thousands)	January 1, 2012	January 2, 2011	January 3, 2010
Gain (loss) on derivatives and foreign exchange	$2,538	$(27,701)	$(3,902)
Gain (loss) on sale of investments	(191)	770	(1,443)
Other income (expense), net	(11,293)	521	116
Total other, net	$(8,946)	$(26,410)	$(5,229)

Other, net expenses during fiscal 2011, 2010, and 2009 was comprised of net expenses and losses totaling $8.9 million, $26.4 million, and $5.2 million, respectively, consisting primarily of (i) losses totaling $15.3 million, $23.1 million, and $0.9 million, respectively, from expensing the time value of option contracts and forward points on forward exchange contracts of effective cash flow hedges; (ii) net gains totaling $17.8 million and net losses totaling $4.6 million and $3.0 million, respectively, on foreign currency derivatives and foreign exchange largely due to the volatility in the currency markets; and (iii) a total charge of $11.2 million in fiscal 2011 related to changes in fair value of our investment in unconsolidated investees given the overall economy and solar market conditions. We have an active hedging program designed to reduce our exposure to movements in foreign currency exchange rates. As a part of this program, we designate certain derivative transactions as effective cash flow hedges of anticipated foreign currency revenues and record the effective portion of changes in the fair value of such transactions in "Accumulated other comprehensive income " in our Consolidated Balance Sheets until the anticipated revenues have occurred, at which point the associated income or loss would be recognized in revenue. During fiscal 2011, in connection with the decline in forecasted revenue, we reclassified an amount held in "Accumulated other comprehensive income" for certain previously anticipated transactions which did not occur or are now probable not to occur, which totaled a loss of $1.6 million, which is included in the net gain of $17.8 million on foreign currency derivatives and foreign exchange for fiscal 2011 described above.

Income Taxes

	Year Ended
(Dollars in thousands)	January 1, 2012	January 2, 2011	January 3, 2010
Provision for income taxes	$(22,099)	$(23,375)	$(21,028)
As a percentage of revenue	1%	1%	1%

In fiscal 2011, our income tax provision of $22.1 million, on a loss from continuing operations of $587.8 million, was primarily due to foreign income in certain jurisdictions where our operations were profitable. In fiscal 2010, our income tax provision of $23.4 million on income from continuing operations before income taxes and equity in earnings of unconsolidated investees of $183.4 million was primarily due to the mix of income earned in domestic and foreign jurisdictions, nondeductible amortization of purchased other intangible assets, non deductible equity compensation, amortization of debt discount from convertible debentures, gain on change in equity interest in Woongjin Energy, mark-to-market fair value adjustments, changes in the valuation allowance on deferred tax assets, and discrete stock option deductions. In fiscal 2009, our income tax provision of $21.0 million on income from continuing operations before income taxes and equity in earnings of unconsolidated investees of $43.6 million was primarily due to domestic and foreign income taxes in certain jurisdictions where our operations were profitable, net of nondeductible amortization of purchased other intangible assets, discrete stock option deductions, and the discrete non-cash non-taxable gain on purchased options.

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

We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. In assessing the need for a valuation allowance, we consider historical levels of income, expectations and risks associated with the estimates of future taxable income and ongoing prudent and feasible tax planning strategies. In the event we determine that we would be able to realize additional deferred tax assets in the future in excess of the net recorded amount, or if we subsequently determine that realization of an amount previously recorded is unlikely, we would record an adjustment to the deferred tax asset valuation allowance, which would change income tax in the period of adjustment. As of January 1, 2012, we believe there is insufficient evidence to realize additional deferred tax assets in fiscal 2011.

Equity in Earnings of Unconsolidated Investees

	Year Ended
(Dollars in thousands)	January 1, 2012	January 2, 2011	January 3, 2010
Equity in earnings of unconsolidated investees	$6,003	$6,845	$9,929
As a percentage of revenue	—%	—%	1%

In fiscal 2011, 2010, and 2009, our equity in earnings of unconsolidated investees was net gains of $6.0 million, $6.8 million, and $9.9 million, respectively. Our share of Woongjin Energy's income totaled $9.8 million, $14.4 million, and $9.8 million in fiscal 2011, 2010 and 2009, respectively. The change in our equity share of Woongjin Energy's earnings period over period is attributable to overall declines in gross margin and the decrease in our equity ownership through dilution and sale. Our share of First Philec Solar Corporation's ("First Philec Solar") income totaled $0.8 million, $0.4 million, and $0.1 million in fiscal 2011, 2010, and 2009, respectively. The change in our equity share of First Philec Solar's earnings period over period represents the growth of the joint ventures' operations and changes in our equity ownership. Our share of AUOSP's loss in fiscal 2011 and 2010 totaled $4.6 million and $8.0 million, respectively.

Income from Discontinued Operations, Net of Taxes

	Year Ended
(Dollars in thousands)	January 1, 2012	January 2, 2011	January 3, 2010
Income from discontinued operations, net of taxes	$—	$11,841	$—
As a percentage of revenue	—%	1%	—%

In connection with our acquisition of SunRay on March 26, 2010, we acquired a European project company, Cassiopea PV S.r.l ("Cassiopea"), operating a previously completed 20 MWac solar power plant in Montalto di Castro, Italy. In the period in which our asset is classified as held-for-sale, we are required to segregate for all periods presented the related assets, liabilities and results of operations associated with that asset as discontinued operations. On August 5, 2010, we sold the assets and liabilities of Cassiopea. Therefore, results of operations were classified as "Income from discontinued operations, net of taxes" in the Consolidated Statement of Operations in the year ended January 2, 2011.

Liquidity and Capital Resources

Cash Flows

A summary of the sources and uses of cash and cash equivalents is as follows:

	Year Ended
(In thousands)	January 1, 2012	January 2, 2011	January 3, 2010
Net cash provided by (used in) operating activities of continuing operations	$(125,096)	$168,402	$141,389
Net cash provided by (used in) investing activities of continuing operations	75,737	(461,360)	(256,559)
Net cash provided by financing activities of continuing operations	106,665	244,045	532,286

Operating Activities

Net cash used in operating activities of continuing operations in fiscal 2011 was $125.1 million and was primarily the result of: (i) a net loss of $603.9 million; (ii) increases in prepaid expense and other current assets of $242.6 million primarily associated with outstanding receivables due and receivable from our joint ventures; (iii) increases in inventories and project assets of $131.0 million for construction of future and current projects in North America and Europe; and (iv) an increase in advances to suppliers of $35.1 million associated with prepayments for polysilicon in accordance with our long-term supply contracts. Net cash used in operating activities was partially offset by: (i) non-cash impairment charges totaling $389.5 million associated with goodwill and other intangible asset impairment in the third quarter of fiscal 2011, as well as inventories and project asset write-downs in fiscal 2011 associated with the change in European government incentives; (ii) other non-cash charges of $201.2 million primarily related to depreciation and amortization, stock based compensation, and non-cash interest charges; and (iii) a decrease of $296.8 million in other operating liabilities, net of changes to operating assets.

Net cash provided by operating activities of continuing operations of $168.4 million in fiscal 2010 was primarily the result of: (i) income from continuing operations of $166.9 million; (ii) increases in accounts payable and other accrued liabilities of $158.0 million as well as an increase in customer advances of $90.6 million primarily related to outstanding payables due to our AUOSP joint ventures; (iii) non-cash charges totaling $255.1 million for depreciation, amortization, stock-based compensation, debt issuance costs, and non-cash interest expense. Net cash provided by operating activities of continuing operations was partially offset by: (i) increases to inventories of $114.5 million as we continue to grow our business; (ii) increases in accounts receivable of $132.2 million related to the increase in revenue; (iii) an increase in advance to suppliers of $96.1 million associated with prepayments for polysilicon in accordance with long-term supply contracts; (iv) an $0.8 million net gain on investments; (v) a $24.0 million recovery on a previously recorded loss on a share lending arrangement to LBIE; (vi) net gains of $35.8 million on mark-to-market derivatives related to the change in fair value of the derivative instruments associated with the 4.50% debentures; (vii) other non-cash income of $72.0 million primarily related to our equity share in earnings of joint ventures, gain on deconsolidation of AUOSP, net gain on change in our equity interest in joint ventures; and (viii) other changes in operating assets and liabilities of $27.4 million.

Net cash provided by operating activities of continuing operations in fiscal 2009 of $141.4 million was primarily the result of: (i) income from continuing operations of $32.5 million; (ii) non-cash charges totaling $175.3 million for depreciation, amortization, impairment of investments, stock-based compensation, and non-cash interest expense; and (iii) decreases in inventories of $53.7 million due to improved inventory turns as a result of management's demand-driven manufacturing model. The increase was partially offset by: (i) an increase in accounts receivable of $50.5 million due to the increase in total revenue in the fourth quarter of fiscal 2009 as compared to the same period in fiscal 2008; (ii) increase in advances to suppliers of $27.9 million related to our long-term polysilicon supply agreements; (iii) decrease in customer advances of $18.4 million; (iv) non-cash income of $31.1 million related to gain on purchased options and our equity share in earnings of joint ventures; and (v) net changes in other operating assets and liabilities of $12.3 million.

Investing Activities

Net cash provided by investing activities of continuing operations in fiscal 2011 was $75.7 million, which included: (i) $176.7 million of restricted cash released back to us due to transition of outstanding letter of credits in the August 2011 Deutsche Bank facility under which payment of obligations is guaranteed by Total S.A. and the release of deposited funds under our reimbursement agreement with Barclays Capital Inc. upon conversion of the CEDA bonds to a fixed rate instrument; (ii) $75.3 million in proceeds from the sale of a portion of our equity interest in our Woongjin Energy joint venture on the open market; and (iii) $43.8 million in proceeds received related to the sale of debt securities. Cash provided by investing activities was partially offset by: (i) $131.4 million related to capital expenditures primarily associated with improvements to our current generation solar cell manufacturing technology, leasehold improvements associated with new offices leased in San Jose, California, the build-out of new solar panel assembly facility in Mexicali, Mexico, and other projects; (ii) $80.0 million related to additional cash investments in our AUOSP joint venture; and (iii) $9.2 million in purchases of marketable securities.

Net cash used in investing activities of continuing operations in fiscal 2010 was $461.4 million, of which: (i) $119.2 million relates to capital expenditures primarily associated with the continued construction of FAB3 in Malaysia prior to deconsolidation on July 5, 2010; (ii) $272.7 million in cash was paid for a strategic acquisition completed in March 2010, net of cash acquired; (iii) $40.1 million for the purchase of debt securities; (iv) $5.6 million of increases in restricted cash and cash equivalents; (v) $17.8 million in cash paid for investments in AUOSP and non-public companies; and (vi) $12.9 million relates to cash of AUOSP that was deconsolidated on July 5, 2010. Cash used in investing activities was partially offset by $5.3 million in proceeds received from the sale of equipment to a third-party contract manufacturer and $1.6 million on proceeds from sale or maturity of money market funds.

Net cash used in investing activities of continuing operations during fiscal 2009 was $256.6 million, of which: (i) $167.8 million relates to capital expenditures primarily associated with the completion of our second solar cell manufacturing facility ("FAB2") in the Philippines and the continued construction of FAB3 in Malaysia; (ii) $135.5 million relates to increases in restricted cash and cash equivalents for the drawdown under the facility agreement with the Malaysian government; and (iii) $2.4 million relates to cash paid for investments in First Philec Solar and a non-public company. Cash used in investing activities was partially offset by $39.1 million in proceeds received from the sales or maturities of available-for-sale securities and $10.0 million in proceeds received from the sale of equipment to a third-party contract manufacturer.

Financing Activities

Net cash provided by financing activities of continuing operations in fiscal 2011 of $106.7 million reflects cash received of: (i) $489.2 million in cash proceeds from gross drawdowns under the Union Bank, Société Générale, and Credit Agricole revolving credit facilities, and our IFC mortgage loan agreement; (ii) $4.1 million from stock option exercises; and (iii) $2.3 million in cash proceeds in conjunction with warrant holders' exercise of their rights to reduce warrant exercise prices (see Note 11). Cash provided by financing activities in fiscal 2011 was partially offset by: (i) $377.1 million repayment on outstanding balances under the Union Bank and Société Générale revolving credit facilities; and (ii) $11.7 million in purchases of stock for tax withholding obligations on vested restricted stock.

Net cash provided by financing activities of continuing operations in fiscal 2010 of $244.0 million reflects cash received of: (i) $230.5 million in net proceeds from the issuance of $250.0 million in principal amount of our 4.50% debentures, after reflecting the payment of the net cost of the call spread overlay; (ii) $214.7 million and $318.6 million in net proceeds from various bank and project loans, respectively; (iii) $24.0 million received under the LBIE claim assignment agreement with Deutsche Bank; and (iv) $0.9 million from stock option exercises. Cash received was partially offset by: (i) $333.5 million principal amount of project loans assumed by customers with the sale of 44 MW and 8 MW solar power plants in Montalto di Castro, Italy to a consortium of international investors; (ii) cash paid of $30.0 million to Union Bank to terminate our $30.0 million term loan; (iii) repayment of $33.6 million to Piraeus Bank to terminate our current account overdraft agreement in Greece; (iv) repurchase of $143.8 million in principal amount of our 0.75% debentures; and (v) $3.7 million for treasury stock purchases that were used to pay withholding taxes on vested restricted stock units.

Net cash provided by financing activities of continuing operations during fiscal 2009 of $532.3 million reflects cash received of: (i) $218.8 million in net proceeds from our public offering of 10.35 million shares of our former class A common stock; (ii) $198.7 million in net proceeds from the issuance of $230.0 million in principal amount of our 4.75% debentures, after reflecting the payment of the net cost of the call spread overlay; (iii) Malaysian Ringgit 560.0 million (approximately $163.4 million based on the exchange rate as of January 3, 2010) from the Malaysian government under AUOSP's facility agreement; (iv) $29.8 million in net proceeds from Union Bank under our $30.0 million term loan; and (v) $1.5 million from stock option exercises. Cash received during fiscal 2009 was partially offset by cash paid of $75.6 million to repurchase approximately $81.1 million in principal amount of our 0.75% debentures and $4.3 million for treasury stock purchases that were used to pay withholding taxes on vested restricted stock.

Debt and Credit Sources

Convertible Debentures

As of both January 1, 2012 and January 2, 2011, an aggregate principal amount of $250.0 million of the 4.50% debentures remain issued and outstanding. Interest on the 4.50% debentures is payable on March 15 and September 15 of each year. The 4.50% debentures mature on March 15, 2015. The 4.50% debentures are convertible only into cash, and not into shares of our common stock (or any other securities). Prior to December 15, 2014, the 4.50% debentures are convertible only upon specified events and, thereafter, they will be convertible at any time, based on an initial conversion price of $22.53 per share of our common stock. The conversion price will be subject to adjustment in certain events, such as distributions of dividends or stock splits. Upon conversion, we will deliver an amount of cash calculated by reference to the price of our common stock over the applicable observation period. We may not redeem the 4.50% debentures prior to maturity. Holders may also require us to repurchase all or a portion of their 4.50% debentures upon a fundamental change, as defined in the debenture agreement, at a cash repurchase price equal to 100% of the principal amount plus accrued and unpaid interest. In the event of certain events of default, such as our failure to make certain payments or perform or observe certain obligations thereunder, Wells Fargo, the trustee, or holders of a specified amount of then-outstanding 4.50% debentures will have the right to declare all amounts then outstanding due and payable. Concurrent with the issuance of the 4.50% debentures, we entered into privately negotiated convertible debenture hedge transactions and warrant transactions which represent a call spread overlay with respect to the 4.50% debentures (the "CSO2015"), assuming full performance of the counterparties and 4.50% Warrants strike prices in excess of the conversion price of the 4.50% debentures. According to the counterparties to the warrants, the consummation of the Total Tender Offer triggered their rights to make a downward adjustment to the strike price of the warrants. In the third quarter of fiscal 2011, we and the counterparties to the 4.50% Warrants agreed to reduce the exercise price of the 4.50% Warrants from $27.03 to $24.00. Please see "Conversion of our outstanding 4.75% debentures, our warrants related to our outstanding 4.50% and 4.75% debentures, and future substantial issuances or dispositions of our common stock or other securities, could dilute ownership and earnings per share or cause the market price of our stock to decrease." in "Part I. Item 1A: Risk Factors."

As of both January 1, 2012 and January 2, 2011, an aggregate principal amount of $230.0 million of the 4.75% senior convertible debentures ("4.75% debentures") remain issued and outstanding. Interest on the 4.75% debentures is payable on April 15 and October 15 of each year. Holders of the 4.75% debentures are able to exercise their right to convert the debentures at any time into shares of our common stock at a conversion price equal to $26.40 per share. The applicable conversion rate may adjust in certain circumstances, including upon a fundamental change, as defined in the indenture governing the 4.75% debentures. If not earlier converted, the 4.75% debentures mature on April 15, 2014. Holders may also require us to repurchase all or a portion of their 4.75% debentures upon a fundamental change at a cash repurchase price equal to 100% of the principal amount plus accrued and unpaid interest. In the event of certain events of default, such as our failure to make certain payments or perform or observe certain obligations thereunder, Wells Fargo, the trustee, or holders of a specified amount of then-outstanding 4.75% debentures will have the right to declare all amounts then outstanding due and payable. Concurrent with the issuance of the 4.75% debentures, we entered into certain convertible debenture hedge transactions (the "4.75% Bond Hedge") and warrant transactions (the "4.75% Warrants") with affiliates of certain of the underwriters of the 4.75% debentures. According to the counterparties to the warrants, the consummation of the Total Tender Offer triggered their rights to make a downward adjustment to the strike price of the warrants. In the third quarter of fiscal 2011, we and the counterparties to the 4.75% Warrants agreed to reduce the exercise price of the 4.75% Warrants from $38.50 to $26.40, which is no longer above the conversion price of the 4.75% debentures. Please see "Conversion of our outstanding and 4.75% debentures, our warrants related to our outstanding 4.50% and 4.75% debentures, and future substantial issuances or dispositions of our common stock or other securities, could dilute ownership and earnings per share or cause the market price of our stock to decrease." in "Part I. Item 1A: Risk Factors".

As of both January 1, 2012 and January 2, 2011, an aggregate principal amount of $198.6 million of the 1.25% senior convertible debentures ("1.25% debentures") remained issued and outstanding. Interest on the 1.25% debentures is payable on February 15 and August 15 of each year. The 1.25% debentures mature on February 15, 2027. Holders may require us to repurchase all or a portion of their 1.25% debentures on each of February 15, 2012, February 15, 2017 and February 15, 2022, or if we experience certain types of corporate transactions constituting a fundamental change, as defined in the indenture governing the 1.25% debentures. Any repurchase of the 1.25% debentures under these provisions will be for cash at a price equal to 100% of the principal amount of the 1.25% debentures to be repurchased plus accrued and unpaid interest. In addition, we may redeem some or all of the 1.25% debentures on or after February 15, 2012 for cash at a redemption price equal to 100% of the principal amount of the 1.25% debentures to be redeemed plus accrued and unpaid interest. As of January 1, 2012, the 1.25% debentures were classified as short-term liabilities within "Convertible debt, current portion" in the Consolidated Balance Sheet as the holders may require us to repurchase all of their 1.25% debentures on February 15, 2012. On February 16, 2012, we repurchased $198.6 million in principal amount of the 1.25% debentures at a cash price of $199.8 million, representing 100% of the principal amount plus accrued and unpaid interest. None of the 1.25% debentures remained issued and outstanding after the repurchase.

As of both January 1, 2012 and January 2, 2011, an aggregate principal amount of $0.1 million of the 0.75% debentures remain issued and outstanding. Interest on the 0.75% debentures is payable on February 1 and August 1 of each year. The 0.75% debentures mature on August 1, 2027. Holders of the 0.75% debentures could require us to repurchase all or a portion of their debentures on each of August 1, 2015, August 1, 2020 and August 1, 2025, or if we experienced certain types of corporate transactions constituting a fundamental change, as defined in the indenture governing the 0.75% debentures. Any repurchase of the 0.75% debentures under these provisions will be for cash at a price equal to 100% of the principal amount of the 0.75% debentures to be repurchased plus accrued and unpaid interest. In addition, we could redeem the remaining 0.75% debentures on or after August 2, 2010 for cash at a redemption price equal to 100% of the principal amount of the 0.75% debentures to be redeemed plus accrued and unpaid interest.

Mortgage Loan Agreement with IFC

On May 6, 2010, our subsidiaries SPML and SPML Land, Inc. ("SPML Land") entered into a mortgage loan agreement with IFC. Under the loan agreement, SPML may borrow up to $75.0 million during the first two years, and SPML shall repay the amount borrowed, starting 2 years after the date of borrowing, in 10 equal semiannual installments over the following 5 years. SPML shall pay interest of LIBOR plus 3% per annum on outstanding borrowings, and a front-end fee of 1% on the principal amount of borrowings at the time of borrowing, and a commitment fee of 0.5% per annum on funds available for borrowing and not borrowed. SPML may prepay all or a part of the outstanding principal, subject to a 1% prepayment premium. On November 12, 2010, SPML borrowed $50.0 million under the mortgage loan agreement. On June 9, 2011, SPML borrowed an additional $25.0 million under the loan agreement. As of January 1, 2012 and January 2, 2011, SPML had $75.0 million and $50.0 million, respectively, outstanding under the mortgage loan agreement. SPML and SPML Land pledged certain assets as collateral supporting SPML's repayment obligation. Additionally, in accordance with the terms of the mortgage loan agreement, we are required to establish a debt service reserve account which shall contain the amount, as determined by IFC, equal to the aggregate principal and interest due on the next succeeding interest payment date after such date. As of January 1, 2012 and January 2, 2011, we had restricted cash and cash equivalents of $1.3 million and $0.9 million, respectively, related to the IFC debt service reserve. For additional details see Note 11 of Notes to Consolidated Financial Statements.

Loan Agreement with CEDA

On December 29, 2010, we borrowed from CEDA the proceeds of the $30.0 million aggregate principal amount of CEDA's tax-exempt Recovery Zone Facility Revenue Bonds (SunPower Corporation - Headquarters Project) Series 2010 (the "Bonds") maturing April 1, 2031 under a loan agreement with CEDA. Certain of our obligations under the loan agreement were contained in a promissory note dated December 29, 2010 issued by us to CEDA, which assigned the promissory note, along with all right, title and interest in the loan agreement, to Wells Fargo, as trustee, with respect to the Bonds for the benefit of the holders of the Bonds. The Bonds initially bore interest at a variable interest rate (determined weekly), but at our option were converted into fixed-rate bonds (which include covenants of, and other restrictions on, us). Additionally, in accordance with the terms of the loan agreement, we are required to keep all loan proceeds on deposit with Wells Fargo, the trustee, until funds are withdrawn by us for use in relation to the design and leasehold improvements of our new corporate headquarters in San Jose, California. As of January 1, 2012 and January 2, 2011, we had restricted cash and cash equivalents of $10.0 million and $60.3 million, respectively, related to the CEDA loan agreement.

As of January 2, 2011, the $30.0 million aggregate principal amount of the Bonds was classified as "Short-term debt" in our Consolidated Balance Sheets due to the potential for the Bonds to be redeemed or tendered for purchase on June 22, 2011 under the reimbursement agreement. On June 1, 2011, the Bonds were converted to bear interest at a fixed rate of 8.50% to maturity and the holders' rights to tender the Bonds prior to their stated maturity was removed. Therefore, the $30.0 million aggregate principal amount of the Bonds are classified as "Long-term debt" in our Consolidated Balance sheet as of January 1, 2012.

Revolving Credit Facility with Société Générale

On November 23, 2010, we entered into a revolving credit facility with Société Générale under which we were able to borrow up to €75.0 million. Interest periods were monthly. On May 25, 2011, we entered into an amendment of our revolving credit facility with Société Générale which extended the maturity date to November 23, 2011. Under the amended facility we were able to borrow up to €75.0 million of which amounts borrowed were able to be repaid and reborrowed until October 23, 2011. We were required to pay interest on outstanding borrowings of (1) EURIBOR plus 3.25% per annum for advances outstanding before May 26, 2011, and (2) EURIBOR plus 2.70% for advances outstanding on May 26, 2011 or thereafter; a front-end fee of 0.50% on the available borrowing; and a commitment fee of 1% per annum on funds available for borrowing and not borrowed.

As of January 2, 2011, an aggregate amount of €75.0 million, or approximately $98.0 million based on the exchange rate as of that date, remained outstanding under the revolving credit facility which is classified as "Short-term debt" in the Consolidated Balance Sheets. On September 27, 2011, we repaid €75.0 million, or approximately $107.7 million based on the exchange rate as of that date, of outstanding borrowings plus fees, using proceeds received from the September 2011 revolving credit facility with Credit Agricole described below, and terminated the facility.

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

As of January 2, 2011, an aggregate amount of $70.0 million was outstanding under the revolving credit facility which was classified as "Short-term debt" in our Consolidated Balance Sheet. We repaid $70.0 million of outstanding borrowings plus fees in the second quarter of fiscal 2011. On June 20, 2011, we terminated the facility and the pledge on all shares of Woongjin Energy we held.

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

We were required to pay interest on outstanding borrowings of (1) LIBOR plus 2.75%, or (2) 1.75% plus a base rate equal to the higher of (a) the federal funds rate plus 0.50%, or (b) Union Bank's reference rate as announced from time to time; a front-end fee of 0.15% on the total amount available for borrowing; and a commitment fee of 0.50% per annum, calculated on a daily basis, on funds available for borrowing and not borrowed.

On September 27, 2011, we repaid $50.0 million of outstanding borrowings plus fees, using proceeds received from the July 2011 revolving credit facility with Credit Agricole described below, and terminated the facility.

April 2010 Letter of Credit Facility with Deutsche Bank

On April 12, 2010, we entered into a letter of credit facility with Deutsche Bank, as issuing bank and as administrative agent, and certain financial institutions. On May 27, 2011, we received an additional $25.0 million commitment from a financial institution under the Deutsche Bank letter of credit facility, which increased the aggregate amount of letters of credit that may be issued under the facility from $375.0 million to $400.0 million. The letter of credit facility provided for the issuance, upon our request, of letters of credit by the issuing bank in order to support our obligations. For outstanding letters of credit under the letter of credit facility, we paid a fee of 0.50% plus any applicable issuances fees charged by its issuing and correspondent banks. We also paid a commitment fee of 0.20% on the unused portion of the facility. We were required to collateralize at least 50% of the dollar-denominated obligations under the issued letters of credit, and 55% of the non-dollar-denominated obligations under the issued letters of credit, with restricted cash on our Consolidated Balance Sheet.

As of January 2, 2011, letters of credit issued under the letter of credit facility totaled $326.9 million and were collateralized by short-term and long-term restricted cash of $55.7 million and $118.3 million, respectively, on our Consolidated Balance Sheet. On August 9, 2011, we terminated the April 2010 letter of credit facility agreement with Deutsche Bank subsequent to the establishment of the August 2011 letter of credit facility agreement as described below. All outstanding letters of credit under the April 2010 letter of credit facility were transferred to the August 2011 letter of credit facility and $197.8 million in collateral as of August 9, 2011 was released.

August 2011 Letter of Credit Facility with Deutsche Bank

On August 9, 2011, we entered into a letter of credit facility agreement with Deutsche Bank, as issuing bank and as administrative agent, and certain financial institutions, and further amended on December 20, 2011. Payment of obligations under the letter of credit facility is guaranteed by Total S.A. pursuant to the Credit Support Agreement between us and Total S.A. The letter of credit facility provides for the issuance, upon our request, of letters of credit by the issuing banks thereunder in order to support certain of our obligations, in an aggregate amount not to exceed (a) $725.0 million until December 31, 2012; and (b) $771.0 million for the period from January 1, 2013 through December 31, 2013. Aggregate letter of credit amounts may be increased upon the agreement of the parties, but otherwise may not exceed (i) $878.0 million for the period from January 1, 2014 through December 31, 2014; (ii) $936.0 million for the period from January 1, 2015 through December 31, 2015; and (iii) $1.0 billion for the period from January 1, 2016 through June 28, 2016.

Each letter of credit issued under the letter of credit facility must have an expiration date no later than the second anniversary of the issuance of that letter of credit, provided that up to 15% of the outstanding value of the letters of credit may have an expiration date of between two and three years from the date of issuance.

As of January 1, 2012, letters of credit issued under the August 2011 letter of credit facility with Deutsche Bank totaled $710.8 million.

September 2011 Letter of Credit Facility with Deutsche Bank and Deutsche Bank Trust Company Americas (together, "Deutsche Bank Trust")

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

As of January 1, 2012 letters of credit issued under the Deutsche Bank Trust facility amounted to $51.3 million which were fully collateralized with restricted cash on the Consolidated Balance Sheets.

September 2011 Revolving Credit Facility with Credit Agricole

On September 27, 2011, we entered into a revolving credit agreement with Credit Agricole, as administrative agent, and certain financial institutions, under which we may borrow up to $275.0 million until September 27, 2013. Amounts borrowed may be repaid and reborrowed until September 27, 2013.

We are required to pay interest on outstanding borrowings of: (a) with respect of any LIBOR loan, 1.5% plus the LIBOR divided by a percentage equal to one minus the stated maximum rate of all reserves required to be maintained against "Eurocurrency liabilities" as specified in Regulation D; (b) with respect to any alternative base loan, 0.5% plus the greater of (1) the prime rate, (2) the Federal Funds rate plus 0.5%, and (3) the one month LIBOR plus 1%; (c) a commitment fee equal to 0.25% per annum on funds available for borrowing and not borrowed; (d) an upfront fee of 0.125% of the revolving loan commitment; and (e) arrangement fee customary for a transaction of this type.

In the event Total S.A. no longer beneficially owns 40% of our issued and outstanding voting securities, the revolving credit facility would be subject to renegotiation, with a view to agreeing to amend the revolving credit facility consistent with terms and conditions and market practice for similarly situated borrowers. If we cannot reach an agreement with the lenders, we are required to prepay all principal, interest, fees, and other amounts owed and the revolving credit facility will terminate.

Our revolving credit facility with Credit Agricole requires that we maintain certain financial ratios, including that the ratio of our debt at the end of each quarter to our EBITDA (earnings before interest, tax, depreciation, and amortization) for the last twelve months, as defined, would not exceed 4.5 to 1.  If our forecasts are not achieved as anticipated, it is possible that we could breach this or other covenants in the future, which could affect the availability of borrowings under the line and potentially result in cross defaults on other agreements, such as our convertible notes, if not remedied.  On February 28, 2012, as further described in Item 9B, we entered into the Liquidity Support Facility with Total S.A. under which we may receive up to $600 million of liquidly support. Under this facility, Total S.A. must provide us and we must accept from Total S.A. additional liquidity in the form of guarantees, revolving or convertible debt, equity, or other forms of liquidity support agreed to by the Company, in the event that either our actual or projected unrestricted cash, cash equivalents and unused borrowing capacity are reduced below $100 million, or we fail to satisfy any financial covenant under our indebtedness, including the revolving facility with Credit Agricole.

As of January 1, 2012, $250.0 million was outstanding under the revolving credit facility with Credit Agricole which is classified as "Long term debt" on our Consolidated Balance Sheets, and additional $25.0 million remained available for borrowing under this facility.

Liquidity

As of January 1, 2012, we had unrestricted cash and cash equivalents of $657.9 million as compared to $605.4 million as of January 2, 2011. We also have an additional $25.0 million available for borrowing under our September 2011 Revolving Credit Facility with Credit Agricole. Our cash balances are held in numerous locations throughout the world, including substantial amounts held outside of the United States. The amounts held outside of the United States representing the earnings of our foreign subsidiaries which, if repatriated to the United States under current law, would be subject to United States federal and state tax less applicable foreign tax credits. Repatriation of earnings that have not been subjected to U.S. tax and which have been indefinitely reinvested outside the U.S. could result in additional United States federal income tax payments in future years.

On July 5, 2010, we formed our AUOSP joint venture. Under the terms of the joint venture agreement, our subsidiary SunPower Technology, Ltd. ("SPTL") and AU Optronics Singapore Pte. Ltd. ("AUO") each own 50% of AUOSP. Both SPTL and AUO are obligated to provide additional funding to AUOSP in the future. During the second half of fiscal 2010, we, through SPTL, and AUO each contributed total initial funding of $27.9 million. In fiscal 2011, both SPTL and AUO each contributed an additional $80.0 million in funding and will each contribute additional amounts to the joint venture in fiscal 2012 through 2014 amounting to $241.0 million, or such lesser amount as the parties may mutually agree (see the Contractual Obligations table below). In addition, if AUOSP, SPTL, or AUO requests additional equity financing to AUOSP, then SPTL and AUO will each be required to make additional cash contributions of up to $50.0 million in the aggregate. Further, we could in the future guarantee certain financial obligations of AUOSP. On November 5, 2010, we entered into an agreement with AUOSP under which we will resell to AUOSP polysilicon purchased from a third-party supplier and AUOSP will provide prepayments to us related to such polysilicon, which we will use to satisfy prepayments owed to the third-party supplier. We expect to receive prepayments from AUOSP in fiscal 2012 amounting to $70 million.

On January 31, 2012, we completed our acquisition of Tenesol, a global solar provider headquartered in La Tour deSalvagny, France, and a wholly-owned subsidiary of Total, for $165.4 million in cash in exchange for 100% of the equity of Tenesol from Total pursuant to a stock purchase agreement entered into on December 23, 2011.  Concurrently with the closing of the acquisition, Total purchased 18.6 million shares of the Company's common stock in a private placement at $8.80 per share for total proceeds of $163.7 million. Tenesol has module manufacturing operations in Toulouse, France and Capetown, South Africa and is in the process of developing a third site near Carling, France. Our manufacturing and assembly activities have required and will continue to require significant investment of capital and substantial engineering expenditures.

Under the terms of the amended warrants, we sold to affiliates of certain of the initial purchasers of the 4.50% cash convertible debentures warrants to acquire, subject to anti-dilution adjustments, up to 11.1 million shares of our common stock. The bond hedge and warrants described in Note 11 of Notes to the Consolidated Financial Statements represent a call spread overlay with respect to the 4.50% debentures. Assuming full performance by the counterparties (and 4.50% Warrants strike prices in excess of the conversion price of the 4.50% debentures), the transactions effectively reduce our potential payout over the principal amount on the 4.50% debentures upon conversion of the 4.50% debentures. In the third quarter of fiscal 2011, we and the counterparties to the 4.50% Warrants agreed to reduce the exercise price of the 4.50% Warrants from $27.03 to $24.00.

We expect total capital expenditures related to purchases of property, plant and equipment in the range of $110 million to

$130 million in fiscal 2012 in order to improve our current and next generation solar cell manufacturing technology and other projects. In addition, we expect to invest a significant amount of capital to develop solar power systems and plants for sale to customers. The development of solar power plants can require long periods of time and substantial initial investments. Our efforts in this area may consist of all stages of development, including land acquisition, permitting, financing, construction, operation and the eventual sale of the projects. We often choose to bear the costs of such efforts prior to the final sale to a customer, which involves significant upfront investments of resources (including, for example, large transmission deposits or other payments, which may be non-refundable), land acquisition, permitting, legal and other costs, and in some cases the actual costs of constructing a project, in advance of the signing of PPAs and EPC contracts and the receipt of any revenue, much of which is not recognized for several additional months or years following contract signing. Any delays in disposition of one or more projects could have a negative impact on our liquidity.

Certain of our customers also require performance bonds issued by a bonding agency or letters of credit issued by financial institutions. Obtaining letters of credit may require adequate collateral. All letters of credit issued under our August 2011 Deutsche Bank facility are guaranteed by Total S.A. pursuant to the Credit Support Agreement. Our letter of credit facility with Deutsche Bank Trust is fully collateralized by restricted cash, which reduces the amount of cash available for operations. As of January 1, 2012 letters of credit issued under the Deutsche Bank Trust facility amounted to $51.3 million which were fully collateralized with restricted cash on the Consolidated Balance Sheets.

We believe that our current cash, cash equivalents and cash expected to be generated from operations and funds available under our revolving credit facility with Credit Agricole will be sufficient to meet our working capital and fund our committed capital expenditures over the next 12 months, including the development and construction of solar power systems and plants over the next 12 months. In addition, we also have the Liquidity Support Facility (described below) with up to $600 million available from Total S.A. to us under certain specified circumstances. However, there can be no assurance that our liquidity will be adequate over time. A significant portion of our revenue is generated from a limited number of customers and large projects and our inability to execute these projects, or to collect from these customers or for these projects, would have a significant negative impact on our business. Our capital expenditures and use of working capital may be greater than we expect if we decide to make additional investments in the development and construction of solar power plants and sales of power plants and associated cash proceeds are delayed, or if we decide to accelerate increases in our manufacturing capacity internally or through capital contributions to joint ventures. We require project financing in connection with the construction of solar power plants, which financing may not be available on terms acceptable to us. In addition, we could in the future make additional investments in our joint ventures or guarantee certain financial obligations of our joint ventures, which could reduce our cash flows, increase our indebtedness and expose us to the credit risk of our joint ventures. See also "A limited number of customers and large projects are expected to continue to comprise a significant portion of our revenues and any decrease in revenue from these customers or projects could have a significant adverse effect on us," and "Due to the general economic environment, the continued market pressure driving down the average selling prices of our solar power products and other factors, we may be unable to generate sufficient cash flows or obtain access to external financing necessary to fund our operations and make adequate capital investments as planned." in Part II, Item 1A "Risk Factor."

We are party to an agreement with a customer to construct the California Valley Solar Ranch, a solar park. Part of the debt financing necessary for the customer to pay for the construction of this solar park is being provided by the Federal Financing Bank in reliance on a guarantee of repayment provided by the Department of Energy (DOE) under a loan guarantee program. On February 28, 2012, we entered into a Liquidity Support Agreement with Total S.A. and the DOE, and a series of related agreements with Total S.A. and Total, under which Total S.A. has agreed to provide us, or cause to be provided, additional liquidity under certain circumstances to a maximum amount of $600 million ("Liquidity Support Facility"). Total S.A. is required to provide liquidity support to us under the facility, and we are required to accept such liquidity support from Total S.A., if either our actual or projected unrestricted cash, cash equivalents, and unused borrowing capacity are reduced below $100 million, or we fail to satisfy any financial covenant under our indebtedness. In either such event, subject to a $600 million aggregate limit, Total S.A. is required to provide us with sufficient liquidity support to increase the amount of our unrestricted cash, cash equivalents and unused borrowing capacity to above $100 million, and to restore compliance with our financial covenants. The Liquidity Support Facility is available until the completion of the solar park, expected to be operational in 2013 and completed before the end of 2014, and, under certain conditions, up to December 31, 2016, at which time all outstanding guarantees will expire and all outstanding debt under the facility will become due.  In return for Total S.A.'s agreement to provide the Liquidity Support Facility, on February 28, 2012, we issued to Total a seven-year warrant to purchase 9,531,677 shares of our common stock at an exercise price of $7.8685 per share. During the term of the facility, we must pay Total S.A. a quarterly fee equal to 0.25% of the unused portion of the facility. Liquidity support may be provided by Total S.A. or through its affiliates in the form of revolving non-convertible debt, convertible debt, equity, guarantees of our indebtedness or other forms of liquidity support agreed to by the Company, depending on the amount outstanding under the facility immediately prior to provision of the applicable support among other factors.  We are required to compensate Total S.A. for any liquidity support actually provided, and the form and amount of such compensation depends on the form and amount of support provided, with the amount of compensation generally increasing with the amount of support provided over time. Such compensation is to be provided in a variety of forms including guarantee fees, warrants to purchase common stock, interest on amounts borrowed, and discounts on equity issued. The use of the Liquidity Support Facility is not limited to direct obligations related to the solar park, but we have agreed to conduct our operations, and use any proceeds from such facility in ways that minimize the likelihood of Total S.A. being required to provide further support. The Liquidity Support Facility is available for general corporate purposes. For a more detailed description of the Liquidity Support Facility, see Item 9B of this Annual Report below.

If our capital resources are insufficient to satisfy our liquidity requirements, we may seek to sell additional equity securities or debt securities or obtain other debt financing, including under the Liquidity Support Facility. The current economic environment, however, could also limit our ability to raise capital by issuing new equity or debt securities on acceptable terms, and lenders may be unwilling to lend funds on acceptable terms that would be required to supplement cash flows to support operations. The sale of additional equity securities or convertible debt securities, including under the Liquidity Support Agreement, would result in additional dilution to our stockholders (and potential for further dilution upon the exercise of warrants or the conversion of convertible debt issued under the Liquidity Support Facility) and may not be available on favorable terms or at all, particularly in light of the current conditions in the financial and credit markets. Additional debt would result in increased expenses and would likely impose new restrictive covenants which may be similar or different than those restrictions contained in the covenants under the letter of credit facility with Deutsche Bank, the letter of credit facility with Deutsche Bank Trust, the mortgage loan agreement with IFC, the loan agreement with CEDA, the revolving credit facility with Credit Agricole, the 4.50% debentures or the 4.75% debentures. Financing arrangements, including project financing for our solar power plants and letters of credit facilities, may not be available to us, or may not be available in amounts or on terms acceptable to us.

Contractual Obligations

The following summarizes our contractual obligations as of January 1, 2012:

		Payments Due by Period
(In thousands)	Total	2012	2013-2014	2015-2016	Beyond 2016
Convertible debt, including interest (1)	$744,908	$221,094	$268,828	$254,986	$—
IFC mortgage loan, including interest (2)	84,014	2,561	31,606	32,094	17,753
CEDA loan, including interest (3)	79,088	2,550	5,100	5,100	66,338
Credit Agricole revolving credit facility, including interest (4)	258,251	4,750	253,501	—	—
Future financing commitments (5)	245,940	47,770	198,170	—	—
Operating lease commitments (6)	123,778	15,733	28,261	23,290	56,494
Utility obligations (7)	750	—	—	—	750
Non-cancellable purchase orders (8)	210,511	210,511	—	—	—
Purchase commitments under agreements (9)	2,497,801	493,991	604,746	687,798	711,266
Total	$4,245,041	$998,960	$1,390,212	$1,003,268	$852,601

(1)
Convertible debt, including interest, relates to the aggregate of $678.7 million in outstanding principal amount of our senior convertible debentures on January 1, 2012. For the purpose of the table above, we assume that all holders of the 4.50% debentures and 4.75% debentures will hold the debentures through the date of maturity in fiscal 2015 and 2014, respectively, and all holders of the 0.75% debentures will require us to repurchase the debentures on August 1, 2015, and upon conversion, the values of the senior convertible debentures will be equal to the aggregate principal amount with no premiums. On February 16, 2012, we repurchased 100% of the principal amount plus accrued and unpaid interest of our 1.25% debentures.

(2)
IFC mortgage loan, including interest, relates to the $75.0 million borrowed as of January 1, 2012. Under the loan agreement, SPML is required to repay the amount borrowed, starting 2 years after the date of borrowing, in 10 equal semiannual installments over the following 5 years. SPML is required to pay interest of LIBOR plus 3% per annum on outstanding borrowings.

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

(6)
Operating lease commitments primarily relate to certain solar power systems leased from unaffiliated third parties over minimum lease terms of up to 20 years and various lease agreements for our headquarters in San Jose, California, sales and support offices throughout the United States and Europe and a solar module facility in Mexicali, Mexico.

(7)	Utility obligations relate to our 11-year lease agreement with an unaffiliated third party for our administrative, research and development offices in Richmond, California.

(8)	Non-cancellable purchase orders relate to purchases of raw materials for inventory and manufacturing equipment from a variety of vendors.

(9)
Purchase commitments under agreements relate to arrangements entered into with several suppliers, including joint ventures, for polysilicon, ingots, wafers, solar cells and solar panels as well as agreements to purchase solar renewable energy certificates from solar installation owners in New Jersey and Pennsylvania. These agreements specify future quantities and pricing of products to be supplied by the vendors for periods up to 10 years and there are certain consequences, such as forfeiture of advanced deposits and liquidated damages relating to previous purchases, in the event that we terminate the arrangements. Where pricing is specified for future periods, in some contracts, we may reduce our purchase commitment under the contract if we obtain a bona fide third party offer at a price that is a certain percentage lower than the applicable purchase price in the existing contract. If market prices decrease, we intend to use such provisions to either move our purchasing to another supplier or to force the initial supplier to reduce its price to remain competitive with market pricing.

Liabilities Associated with Uncertain Tax Positions

As of January 1, 2012 and January 2, 2011, total liabilities associated with uncertain tax positions were $27.7 million and $24.9 million, respectively, and are included in "Other long-term liabilities" in our Consolidated Balance Sheets as they are not expected to be paid within the next twelve months. Due to the complexity and uncertainty associated with our tax positions, we cannot make a reasonably reliable estimate of the period in which cash settlement will be made for our liabilities associated with uncertain tax positions in other long-term liabilities. Therefore, they have been excluded from the table above.

Off-Balance-Sheet Arrangements

As of January 1, 2012, we did not have any significant off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Recent Accounting Pronouncements

See Note 1 "Recent Accounting Pronouncements," to our consolidated financial statements included in this Annual Report on Form 10-K for a summary of recent accounting pronouncements.

ITEM 7A: QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Foreign Currency Exchange Risk

Our exposure to movements in foreign currency exchange rates is primarily related to sales to European customers that are denominated in Euros. Revenue generated from European customers represented 37%, 65%, and 53% of our total revenue in fiscal 2011, 2010, and 2009, respectively. A 10% change in the Euro exchange rate would have impacted our revenue by approximately $85.6 million, $144.2 million, and $80.8 million in fiscal 2011, 2010, and 2009, respectively.

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

We currently conduct hedging activities which involve the use of option and forward contracts to address our exposure to changes in the foreign exchange rate between the U.S. dollar and other currencies. As of January 1, 2012, we had outstanding hedge option contracts and forward contracts with aggregate notional values of $130.4 million and $200.8 million, respectively. As of January 2, 2011, we held option and forward contracts totaling $358.9 million and $1,469.5 million, respectively, in notional value. Because we hedge some of our expected future foreign exchange exposure, if associated revenues do not materialize we could experience losses. During fiscal 2011, in connection with the decline in forecasted revenue surrounding the overall change in the solar sector, we concluded that certain previously anticipated transactions were probable not to occur and thus we reclassified the amount held in "Accumulated other comprehensive income" in our Consolidated Balance Sheets for these transactions, which totaled a loss of $1.6 million to "Other, net" in our Consolidated Statement of Operations for the year ended January 1, 2012. If we conclude that we have a pattern of determining that hedged forecasted transactions probably will not occur, we may no longer be able to continue to use hedge accounting in the future to reduce our exposure to movements in foreign exchange rates. Such a conclusion and change in our foreign currency hedge program could adversely impact our revenue, margins and results of operations. We cannot predict the impact of future exchange rate fluctuations on our business and operating results.

Credit Risk

We have certain financial and derivative instruments that subject us to credit risk. These consist primarily of cash and cash equivalents, restricted cash and cash equivalents, investments, accounts receivable, note receivable, advances to suppliers, foreign currency option contracts, foreign currency forward contracts, bond hedge and warrant transactions and a share lending arrangement for our common stock. We are exposed to credit losses in the event of nonperformance by the counterparties to our financial and derivative instruments.

We enter into agreements with vendors that specify future quantities and pricing of polysilicon to be supplied for periods up to 10 years. Under certain agreements, we are required to make prepayments to the vendors over the terms of the arrangements. As of January 1, 2012 and January 2, 2011, advances to suppliers totaled $322.1 million and $287.1 million, respectively. Two suppliers accounted for 75% and 20% of total advances to suppliers as of January 1, 2012, and 83% and 13% of total advances to suppliers as of January 2, 2011. We may be unable to recover such prepayments if the credit conditions of these suppliers materially deteriorate.

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

Our interest expense would increase to the extent interest rates rise in connection with our variable interest rate borrowings. As of January 1, 2012, the outstanding principal balance of our variable interest borrowings was $325.0 million. We do not believe that an immediate 10% increase in interest rates would have a material effect on our financial statements. In addition, lower interest rates have an adverse impact on our interest income. Our investment portfolio primarily consists of $187.5 million in money market funds as of January 1, 2012, and exposes us to interest rate risk. Due to the relatively short-term nature of our investment portfolio, we do not believe that an immediate 10% increase in interest rates would have a material effect on the fair market value of our money market funds. Since we believe we have the ability to liquidate substantially all of this portfolio, we do not expect our operating results or cash flows to be materially affected to any significant degree by a sudden change in market interest rates on our investment portfolio.

Equity Price Risk involving Minority Investments in Joint Ventures and Other Non-Public Companies

Our investments held in joint ventures and other non-public companies expose us to equity price risk. As of January 1, 2012 and January 2, 2011, investments of $129.9 million and $116.4 million, respectively, are accounted for using the equity method, and $4.9 million and $16.4 million, respectively, are accounted for using the cost method. These strategic investments in third parties are subject to risk of changes in market value, which if determined to be other-than-temporary, could result in realized impairment losses. We generally do not attempt to reduce or eliminate our market exposure in equity and cost method investments. We monitor these investments for impairment and record reductions in the carrying values when necessary. Circumstances that indicate an other-than-temporary decline include the valuation ascribed to the issuing company in subsequent financing rounds, decreases in quoted market prices and declines in operations of the issuer. There can be no assurance that our equity and cost method investments will not face risks of loss in the future.

Interest Rate Risk and Market Price Risk Involving Convertible Debt

The fair market value of our 4.75%, 4.50%, 1.25%, and 0.75% convertible debentures is subject to interest rate risk, market price risk and other factors due to the convertible feature of the debentures. The fair market value of the debentures will generally increase as interest rates fall and decrease as interest rates rise. In addition, the fair market value of the debentures will generally increase as the market price of our common stock increases and decrease as the market price of our common stock falls. The interest and market value changes affect the fair market value of the debentures, but do not impact our financial position, cash flows or results of operations due to the fixed nature of the debt obligations, except to the extent increases in the value of our common stock may provide the holders of our 4.50% debentures, 1.25% debentures, and/or 0.75% debentures the right to convert such debentures into cash in certain instances. The aggregate estimated fair value of the 4.75% debentures, 4.50% debentures, 1.25% debentures, and 0.75% debentures was $604.6 million and $633.7 million as of January 1, 2012 and January 2, 2011, respectively, based on quoted market prices as reported by an independent pricing source. A 10% increase in quoted market prices would increase the estimated fair value of our then-outstanding debentures to $665.0 million and $697.1 million as of January 1, 2012 and January 2, 2011, respectively, and a 10% decrease in the quoted market prices would decrease the estimated fair value of our then-outstanding debentures to $544.1 million and $570.4 million as of January 1, 2012 and January 2, 2011, respectively.

ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

SUNPOWER CORPORATION

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
SunPower Corporation:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of SunPower Corporation and its subsidiaries at January 1, 2012 and January 2, 2011 and the results of their operations and their cash flows for each of the three years in the period ended January 1, 2012 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 1, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

San Jose, California
February 29, 2012

SunPower Corporation
Consolidated Balance Sheets
(In thousands, except share data)

	January 1, 2012	January 2, 2011
Assets
Current assets:
Cash and cash equivalents	$657,934	$605,420
Restricted cash and cash equivalents, current portion	52,279	117,462
Short-term investments	—	38,720
Accounts receivable, net	390,262	381,200
Costs and estimated earnings in excess of billings	54,854	89,190
Inventories	397,262	313,398
Advances to suppliers, current portion	43,143	31,657
Project assets - plants and land, current portion	24,243	23,868
Prepaid expenses and other current assets (1)	482,691	192,934
Total current assets	2,102,668	1,793,849

Restricted cash and cash equivalents, net of current portion	27,276	138,837
Restricted long-term marketable securities	9,145	—
Property, plant and equipment, net	607,456	578,620
Project assets - plants and land, net of current portion	34,614	22,238
Goodwill	35,990	345,270
Other intangible assets, net	4,848	66,788
Advances to suppliers, net of current portion	278,996	255,435
Other long-term assets (1)	174,204	178,294
Total assets	$3,275,197	$3,379,331

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable (1)	$416,615	$382,884
Accrued liabilities	234,688	137,704
Billings in excess of costs and estimated earnings	170,828	48,715
Short-term debt	—	198,010
Convertible debt, current portion	196,710	—
Customer advances, current portion (1)	46,139	21,044
Total current liabilities	1,064,980	788,357

Long-term debt	355,000	50,000
Convertible debt, net of current portion	423,268	591,923
Customer advances, net of current portion (1)	181,947	160,485
Other long-term liabilities	152,492	131,132
Total liabilities	2,177,687	1,721,897
Commitments and contingencies (Note 9)
Stockholders' equity:
Preferred stock, $0.001 par value; 10,000,000 and 10,042,490 shares authorized as of January 1, 2012 and January 2, 2011, respectively; none issued and outstanding as of both January 1, 2012 and January 2, 2011	—	—
Common stock, $0.001 par value, 367,500,000 shares authorized, 100,475,533 shares issued, and 99,099,776 shares outstanding as of January 1, 2012; class A common stock, $0.001 par value, 217,500,000 shares authorized, 56,664,413 shares issued, and 56,073,083 shares outstanding as of January 2, 2011; class B common stock, $0.001 par value, 150,000,000 shares authorized, 42,033,287 shares issued and outstanding as of January 2, 2011	100	98
Additional paid-in capital	1,657,474	1,606,697
Retained earnings (accumulated deficit)	(540,187)	63,672
Accumulated other comprehensive income	8,540	3,640
Treasury stock, at cost; 1,375,757 shares of common stock as of January 1, 2012 and 591,330 shares of class A common stock as of January 2, 2011	(28,417)	(16,673)
Total stockholders' equity	1,097,510	1,657,434
Total liabilities and stockholders' equity	$3,275,197	$3,379,331

(1)
The Company has related party balances in connection with transactions made with its joint ventures which are recorded within the "Prepaid expenses and other current assets," "Other long-term assets," "Accounts payable," "Customer advance, current portion," and "Customer advances, net of current portion" financial statement line items in the Consolidated Balance Sheets (see Note 6, Note 9, and Note 10).

The accompanying notes are an integral part of these consolidated financial statements.

SunPower Corporation
Consolidated Statements of Operations
(In thousands, except per share data)

	Year Ended
	January 1, 2012	January 2, 2011	January 3, 2010
Revenue:
Utility and power plants	$1,064,144	$1,186,054	$653,531
Residential and commercial	1,248,350	1,033,176	870,752
Total revenue	2,312,494	2,219,230	1,524,283
Cost of revenue:
Utility and power plants	967,076	908,326	526,850
Residential and commercial	1,117,214	801,011	713,713
Total cost of revenue	2,084,290	1,709,337	1,240,563
Gross margin	228,204	509,893	283,720
Operating expenses:
Research and development	57,775	49,090	31,642
Sales, general and administrative	319,719	321,936	190,244
Goodwill impairment	309,457	—	—
Other intangible asset impairment	40,301	—	—
Restructuring charges	21,403	—	—
Total operating expenses	748,655	371,026	221,886
Operating income (loss)	(520,451)	138,867	61,834
Other income (expense), net:
Interest income	2,054	1,541	2,109
Interest expense	(67,022)	(55,276)	(36,287)
Gain on deconsolidation of consolidated subsidiary	—	36,849	—
Gain on sale of equity interest in unconsolidated investee	5,937	—	—
Gain on change in equity interest in unconsolidated investee	322	28,078	—
Gain on mark-to-market derivatives	343	35,764	21,193
Gain on share lending arrangement	—	24,000	—
Other, net	(8,946)	(26,410)	(5,229)
Other income (expense), net	(67,312)	44,546	(18,214)
Income (loss) before income taxes and equity in earnings of unconsolidated investees	(587,763)	183,413	43,620
Provision for income taxes	(22,099)	(23,375)	(21,028)
Equity in earnings of unconsolidated investees	6,003	6,845	9,929
Income (loss) from continuing operations	(603,859)	166,883	32,521
Income from discontinued operations, net of taxes	—	11,841	—
Net income (loss)	$(603,859)	$178,724	$32,521

Net income (loss) per share of common stock:
Net income (loss) per share - basic:
Continuing operations	$(6.18)	$1.74	$0.36
Discontinued operations	—	0.13	—
Net income (loss) per share — basic	$(6.18)	$1.87	$0.36
Net income (loss) per share - diluted:
Continuing operations	$(6.18)	$1.64	$0.35
Discontinued operations	—	0.11	—
Net income (loss) per share — diluted	$(6.18)	$1.75	$0.35
Weighted-average shares:
Basic	97,724	95,660	91,050
Diluted	97,724	105,698	92,746

The accompanying notes are an integral part of these consolidated financial statements.

SunPower Corporation
Consolidated Statements of Stockholders’ Equity and Comprehensive Income (Loss)
(In thousands)

	Common Stock
	Shares (1)	Value	Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Total Stockholders’ Equity
Balances at December 28, 2008	85,883	$86	$1,280,817	$(8,657)	$(25,611)	$(146,437)	$1,100,198
Components of comprehensive income:
Net income					—	32,521	32,521
Translation adjustment					(4,346)	—	(4,346)
Net gain on derivatives (Note 12)					14,928	—	14,928
Unrealized gain on investments					8	—	8
Income taxes					(2,336)	—	(2,336)
Total comprehensive income							40,775
Issuance of common stock upon exercise of options	587	1	1,528	—	—	—	1,529
Issuance of restricted stock to employees, net of cancellations	346	—	—	—	—	—	—
Issuance of common stock in relation to offering, net of offering expenses	10,350	10	218,771	—	—	—	218,781
Issuance of common stock for purchase acquisition	55	—	1,471	—	—	—	1,471
Cash paid for purchased options	—	—	(97,336)	—	—	—	(97,336)
Proceeds from warrant transactions	—	—	71,001	—	—	—	71,001
Gain on purchased options	—	—	(21,193)	—	—	—	(21,193)
Equity component of repurchased convertible debt	—	—	(882)	—	—	—	(882)
Excess tax benefits from stock-based award activity	—	—	20,064	—	—	—	20,064
Stock-based compensation expense	—	—	46,692	—	—	—	46,692
Distribution to Cypress under tax sharing agreement	—	—	—	—	—	(393)	(393)
Purchases of treasury stock	(149)	—	—	(4,327)	—	—	(4,327)
Balances at January 3, 2010	97,072	97	1,520,933	(12,984)	(17,357)	(114,309)	1,376,380
Components of comprehensive income:
Net income					—	178,724	178,724
Translation adjustment					1,103	—	1,103
Net gain on derivatives (Note 12)					23,124	—	23,124
Income taxes					(3,230)	—	(3,230)
Total comprehensive income							199,721
Issuance of common stock upon exercise of options	303	—	867	—	—	—	867
Issuance of restricted stock to employees, net of cancellations	967	1	—	—	—	—	1
Fair value of warrant transactions	—	—	30,218	—	—	—	30,218
Excess tax benefits from stock-based award activity	—	—	237	—	—	—	237
Stock-based compensation expense	—	—	54,442	—	—	—	54,442
Distribution to Cypress under tax sharing agreement	—	—	—	—	—	(743)	(743)
Purchases of treasury stock	(236)	—	—	(3,689)	—	—	(3,689)
Balances at January 2, 2011	98,106	98	1,606,697	(16,673)	3,640	63,672	1,657,434
Components of comprehensive loss:
Net loss					—	(603,859)	(603,859)
Translation adjustment					2,800	—	2,800
Net loss on derivatives (Note 12)					(175)	—	(175)
Income taxes					2,275	—	2,275
Total comprehensive loss							(598,959)
Issuance of common stock upon exercise of options	993	1	4,051	—	—	—	4,052
Issuance of restricted stock to employees, net of cancellations	2,161	2	—	—	—	—	2
Proceeds from warrant transactions	—	—	2,261	—	—	—	2,261
Excess tax benefits from stock-based award activity	—	—	(2,415)	—	—	—	(2,415)
Stock-based compensation expense	—	—	46,880	—	—	—	46,880
Purchases of treasury stock	(784)	(1)	—	(11,744)	—	—	(11,745)
Balances at January 1, 2012	100,476	$100	$1,657,474	$(28,417)	$8,540	$(540,187)	$1,097,510

(1)
On November 15, 2011, the Company's stockholders approved the reclassification of all outstanding former class A common stock and former     class B common stock into a single class of common stock. The reclassification was effective November 16, 2011 upon which each share of the Company's former outstanding class A common stock and class B common stock automatically reclassed as, and became one share of, a new single class of common stock (See Note 14).

The accompanying notes are an integral part of these consolidated financial statements.

SunPower Corporation
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended
	January 1, 2012	January 2, 2011	January 3, 2010
Cash flows from operating activities:
Net income (loss)	$(603,859)	$178,724	$32,521
Less: Income from discontinued operations, net of taxes	—	11,841	—
Income (loss) from continuing operations	(603,859)	166,883	32,521
Adjustments to reconcile income (loss) from continuing operations to net cash provided by (used in) operating activities of continuing operations
Stock-based compensation	46,736	54,372	46,994
Goodwill impairment	309,457	—	—
Other intangible asset impairment	40,301	—	—
Depreciation	106,632	102,192	84,630
Amortization of other intangible assets	21,669	38,477	16,474
Loss (gain) on sale of investments	191	(770)	1,443
Gain on mark-to-market derivatives	(343)	(35,764)	(21,193)
Non-cash interest expense	28,627	30,616	22,582
Amortization of debt issuance costs	5,126	18,426	3,141
Amortization of promissory notes	3,486	11,054	—
Gain on deconsolidation of consolidated subsidiary	—	(36,849)	—
Gain on change in equity interest in unconsolidated investee	(322)	(28,078)	—
Gain on sale of equity interest in unconsolidated investee	(5,937)	—	—
Gain on share lending arrangement	—	(24,000)	—
Third-party inventories write-down	23,651	—	—
Project assets write-down	16,053	—	—
Equity in earnings of unconsolidated investees	(6,003)	(6,845)	(9,929)
Deferred income taxes and other tax liabilities	1,370	15,889	12,238
Changes in operating assets and liabilities, net of effect of acquisition:
Accounts receivable	87	(132,184)	(50,510)
Costs and estimated earnings in excess of billings	41,165	(63,444)	5,610
Inventories	(96,909)	(114,534)	53,740
Project assets	(34,113)	(10,687)	—
Prepaid expenses and other assets	(242,551)	(2,519)	(13,091)
Advances to suppliers	(35,110)	(96,060)	(27,894)
Accounts payable and other accrued liabilities	86,630	157,993	2,123
Billings in excess of costs and estimated earnings	121,486	33,591	919
Customer advances	47,384	90,643	(18,409)
Net cash provided by (used in) operating activities of continuing operations	(125,096)	168,402	141,389
Net cash used in operating activities of discontinued operations	—	(1,593)	—
Net cash provided by (used in) operating activities	(125,096)	166,809	141,389
Cash flows from investing activities:
Decrease (increase) in restricted cash and cash equivalents	176,744	(5,555)	(135,455)
Purchase of property, plant and equipment	(131,446)	(119,152)	(167,811)
Proceeds from sale of equipment to third-party	514	5,284	9,961
Purchase of marketable securities	(9,180)	(40,132)	—
Proceeds from sales or maturities of available-for-sale securities	43,759	1,572	39,149
Cash paid for acquisition, net of cash acquired	—	(272,699)	—
Cash decrease due to deconsolidation of consolidated subsidiary	—	(12,879)	—
Cash received from sales of investments in joint ventures and other non-public companies	75,346	—	—
Cash paid for investments in joint ventures and other non-public companies	(80,000)	(17,799)	(2,403)
Net cash provided by (used in) investing activities of continuing operations	75,737	(461,360)	(256,559)
Net cash provided by investing activities of discontinued operations	—	33,950	—
Net cash provided by (used in) investing activities	75,737	(427,410)	(256,559)
Cash flows from financing activities:
Proceeds from issuance of bank loans, net of issuance costs	489,221	214,655	193,256
Proceeds from issuance of project loans, net of issuance costs	—	318,638	—
Assumption of project loans by customers	—	(333,467)	—
Proceeds from issuance of convertible debt, net of issuance costs	—	244,241	225,018
Proceeds from offering of class A common stock, net of offering expenses	—	—	218,781
Proceeds from sale of claim in connection with share lending arrangement	—	24,000	—
Repayment of bank loans	(377,124)	(63,646)	—
Cash paid for repurchase of convertible debt	—	(143,804)	(75,636)
Cash paid for purchased options	—	—	(97,336)
Cash paid for bond hedge	—	(75,200)	—
Proceeds from warrant transactions	2,261	61,450	71,001
Proceeds from exercise of stock options	4,051	867	1,529
Purchases of stock for tax withholding obligations on vested restricted stock	(11,744)	(3,689)	(4,327)
Net cash provided by financing activities of continuing operations	106,665	244,045	532,286
Net cash provided by financing activities of discontinued operations	—	17,059	—
Net cash provided by financing activities	106,665	261,104	532,286
Effect of exchange rate changes on cash and cash equivalents	(4,792)	(10,962)	(3,568)
Net increase (decrease) in cash and cash equivalents	52,514	(10,459)	413,548
Cash and cash equivalents at beginning of period	605,420	615,879	202,331
Cash and cash equivalents of continuing operations, end of period	$657,934	$605,420	$615,879

Non-cash transactions:
Issuance of common stock for purchase acquisitions	$—	$—	$1,471
Property, plant and equipment acquisitions funded by liabilities	10,888	5,937	28,914
Non-cash interest expense capitalized and added to the cost of qualified assets	2,423	5,957	4,964
Proceeds from issuance of bond, net of issuance costs	—	29,538	—
Supplemental cash flow information:
Cash paid for interest, net of amount capitalized	28,049	16,592	7,922
Cash paid for income taxes	28,154	10,582	17,169

The accompanying notes are an integral part of these consolidated financial statements.

Note 1. THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company

SunPower Corporation (together with its subsidiaries, the "Company" or "SunPower") is a vertically integrated solar products and services company that designs, manufactures and delivers high-performance solar electric systems worldwide for residential, commercial, and utility-scale power plant customers.

The Company's President and Chief Executive Officer, as the chief operating decision maker ("CODM"), has organized the Company and manages resource allocations and measures performance of the Company's activities between these two business segments: the Utility and Power Plants ("UPP") Segment and the Residential and Commercial ("R&C") Segment. The Company's UPP Segment refers to its large-scale solar products and systems business, which includes power plant project development and project sales, turn-key engineering, procurement and construction ("EPC") services for power plant construction, and power plant operations and maintenance ("O&M") services. The UPP Segment also sells components, including large volume sales of solar panels and mounting systems, to third parties, sometimes on a multi-year, firm commitment basis. The Company's R&C Segment focuses on solar equipment sales into the residential and small commercial market through its third-party global dealer network, as well as direct sales and EPC and O&M services in the United States and Europe for rooftop and ground-mounted solar power systems for the new homes, commercial, and public sectors.

In December 2011, the Company announced a reorganization to align its business and cost structure with expected market conditions in 2012 and beyond. The reorganization did not have impact to the current segment reporting in fiscal 2011 as the Company's CODM continues to manage resource allocations and measure performance of the Company's activities between the UPP and R&C Segments while it is aligning its new organizational strategy.

On June 21, 2011, the Company became a majority owned subsidiary of Total Gas & Power USA, SAS, a French société par actions simplifiée ("Total"), a subsidiary of Total S.A., a French société anonyme ("Total S.A."), through a tender offer and Total's purchase of 60% of the outstanding former class A common stock and former class B common stock of the Company as of June 13, 2011 (see Note 2).

Basis of Presentation and Preparation

Principles of Consolidation

The Consolidated Financial Statements are prepared in accordance with accounting principles generally accepted in the United States of America ("United States" or "U.S.") and include the accounts of the Company, all of its subsidiaries and special purpose entities, as appropriate under consolidation accounting guidelines. Intercompany transactions and balances have been eliminated in consolidation. The assets of the special purpose entities that the Company sets up related to project financing for customers are not designed to be available to service the general liabilities and obligations of the Company in certain circumstances.

Reclassifications

Certain prior period balances have been reclassified to conform to the current period presentation in the Company’s Consolidated Financial Statements and the accompanying notes. Such reclassification had no effect on previously reported results of operations or retained earnings.

Fiscal Years

The Company reports on a fiscal-year basis and ends its quarters on the Sunday closest to the end of the applicable calendar quarter, except in a 53-week fiscal year, in which case the additional week falls into the fourth quarter of that fiscal year. Fiscal year 2011 and 2010 consisted of 52 weeks while fiscal year 2009 consisted of 53 weeks. Fiscal year 2011 ended on January 1, 2012, fiscal year 2010 ended on January 2, 2011, and fiscal year 2009 ended on January 3, 2010.

Management Estimates

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States ("U.S. GAAP") requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Significant estimates in these financial statements include percentage-of-completion for construction projects, allowances for doubtful accounts receivable and sales returns, inventory and project assets write-downs, stock-based compensation, estimates for future cash flows and economic useful lives of property, plant and equipment, goodwill, valuations for business combinations, other intangible assets and other long-term assets, asset impairments, fair value of financial instruments, certain accrued liabilities including accrued warranty, restructuring and termination of supply contracts reserves, valuation of debt without the conversion feature, valuation of share lending arrangements, income taxes, and tax valuation allowances. Actual results could materially differ from those estimates.

Summary of Significant Accounting Policies

Fair Value of Financial Instruments

The fair value of a financial instrument is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The carrying values of cash and cash equivalents, accounts receivable, and accounts payable approximate their respective fair values due to their short-term maturities. Investments in available-for-sale securities are carried at fair value based on quoted market prices or estimated based on market conditions and risks existing at each balance sheet date. Foreign currency derivatives are carried at fair value based on quoted market prices for financial instruments with similar characteristics. Unrealized gains and losses of the Company’s available-for-sale securities and the effective portion of foreign currency derivatives are excluded from earnings and reported as a component of "Accumulated other comprehensive income" in the Consolidated Balance Sheets. Additionally, the Company assesses whether an other-than-temporary impairment loss on its available-for-sale securities has occurred due to declines in fair value or other market conditions. Declines in fair value that are considered other-than-temporary and the ineffective portion of foreign currency derivatives are included in "Other, net" in the Consolidated Statements of Operations.

Comprehensive Income (Loss)

Comprehensive income (loss) is defined as the change in equity during a period from non-owner sources. The Company’s comprehensive income (loss) for each period presented is comprised of (i) the Company’s net income (loss); (ii) foreign currency translation adjustment of the Company’s foreign subsidiaries whose assets and liabilities are translated from their respective functional currencies at exchange rates in effect at the balance sheet date, and revenues and expenses are translated at average exchange rates prevailing during the applicable period; and (iii) changes in unrealized gains or losses, net of tax, for the effective portion of derivatives designated as cash flow hedges (see Note 12) and available-for-sale securities carried at their fair value.

Cash Equivalents

Highly liquid investments with original or remaining maturities of ninety days or less at the date of purchase are considered cash equivalents.

Cash in Restricted Accounts

The Company maintains cash and cash equivalents in restricted accounts pursuant to various letters of credit, surety bonds, loan agreements, long-term polysilicon supply agreements, and other agreements in the normal course of business.

Short-Term and Long-Term Investments

The Company invests in money market funds, bank notes, and debt securities. In general, investments with original maturities of greater than ninety days and remaining maturities of one year or less are classified as short-term investments and as long-term investments with maturities of more than one year. Investments with maturities beyond one year may be classified as short-term based on their highly liquid nature and because such investments represent the investment of cash that is available for current operations. Despite the long-term maturities, the Company has the ability and intent, if necessary, to liquidate any of these investments in order to meet the Company’s working capital needs within its normal operating cycles. The Company has classified these investments as available-for-sale securities (see Note 7).

Inventories

Inventories are valued at the lower of cost or market value. The Company evaluates the recoverability of its inventories based on assumptions about expected demand and market conditions. The Company’s assumption of expected demand is developed based on its analysis of bookings, sales backlog, sales pipeline, market forecast, and competitive intelligence. The Company’s assumption of expected demand is compared to available inventory, production capacity, available third-party inventory, and growth plans. The Company’s factory production plans, which drive materials requirement planning, are established based on its assumptions of expected demand. The Company responds to reductions in expected demand by temporarily reducing manufacturing output and adjusting expected valuation assumptions as necessary. In addition, expected demand by geography has changed historically due to changes in the availability and size of government mandates and economic incentives.

Other market conditions that could impact the realizable value of the Company's inventories and are periodically evaluated by management include historical inventory turnover ratio, anticipated sales price, new product development schedules, the effect new products might have on the sale of existing products, product obsolescence, customer concentrations, product merchantability, and other factors. If the Company determines that the cost of inventories exceeds its estimated market value based on assumptions about expected demand and market conditions, the Company records a write-down equal to the difference between the cost of inventories and the estimated market value. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required that could negatively impact the Company's gross margin and operating results. If actual market conditions are more favorable, the Company may have higher gross margin when products that have been previously written down are sold in the normal course of business (see Note 6).

Property, Plant and Equipment

Property, plant and equipment are stated at cost, less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the assets as presented below. Leasehold improvements are amortized over the shorter of the estimated useful lives of the assets or the remaining term of the lease. Repairs and maintenance costs are expensed as incurred.

In fiscal 2011, the Company revised its estimated useful lives for buildings, leasehold improvements, and manufacturing equipment. Such change in estimate did not have a material impact on the Company's Consolidated Statement of Operations in fiscal 2011.

Useful Lives in Years
Buildings	20
Leasehold improvements	1 to 20
Manufacturing equipment	8 to 15
Computer equipment	2 to 7
Solar power systems	30
Furniture and fixtures	3 to 5

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

Project Assets - Plant and Land

Project assets consist primarily of capitalized costs relating to solar power system projects in various stages of development that the Company incurs prior to the sale of the solar power system to a third-party. These costs include costs for land and costs for developing and constructing a solar power system. Development costs can include legal, consulting, permitting, and other similar costs. Once the Company enters into a definitive sales agreement, it reclassifies these costs to deferred project costs within "Prepaid expenses and other current assets" in its Consolidated Balance Sheet. The Company expenses these project assets to cost of revenue as each respective project asset or solar power system is sold to a customer, since the project is constructed for a customer (matching the underlying revenue recognition method), or if it determines that the project is commercially not viable.

The Company reviews project assets for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. The Company considers the project commercially viable if it is anticipated to be sellable for a profit once it is either fully developed or fully constructed. The Company examines a number of factors to determine if the project will be profitable, including whether there are any environmental, ecological, permitting, or regulatory conditions that have changed for the project since the start of development. Such changes could cause the cost of the project to increase or the selling price of the project to decrease. Due to the development, construction, and sale timeframe of the Company's larger solar projects, it classifies project assets which are not expected to be sold within the next 12 months as "Project assets - plants and land, net of current portion" on the Consolidated Balance Sheets. Once specific milestones have been achieved, the Company determines if the sale of the project assets will occur within the next 12 months from a given balance sheet date and, if so, it then reclassifies the project assets as current.

Long-Lived Assets

The Company evaluates its long-lived assets, including property, plant and equipment and other intangible assets with finite lives, for impairment whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. Factors considered important that could result in an impairment review include significant underperformance relative to expected historical or projected future operating results, significant changes in the manner of use of acquired assets, and significant negative industry or economic trends. The Company's impairment evaluation of long-lived assets includes an analysis of estimated future undiscounted net cash flows expected to be generated by the assets over their remaining estimated useful lives. If the Company's estimate of future undiscounted net cash flows is insufficient to recover the carrying value of the assets over the remaining estimated useful lives, it records an impairment loss in the amount by which the carrying value of the assets exceeds the fair value. Fair value is generally measured based on either quoted market prices, if available, or discounted cash flow analyses.

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

The Company conducts its annual impairment test of goodwill as of the Sunday closest to the end of the third fiscal quarter of each year. Impairment of goodwill is tested at the Company’s reporting unit level. Management determined the UPP Segment and R&C Segment each have two reporting units. In estimating the fair value of the reporting units, the Company makes estimates and judgments about its future cash flows using an income approach defined as Level 3 inputs under fair value measurement standards (see Note 7). The income approach, specifically a discounted cash flow analysis, included assumptions for, among others, forecasted free cash flow, perpetual growth rates, and long-term discount rates, all of which require significant judgment by management. The sum of the fair values of the Company's reporting units are also compared to its external market capitalization to determine the appropriateness of its assumptions (i.e. the discounted cash flow analysis) and to reduce the fair values of the Company's reporting units, if appropriate. These assumptions took into account the current economic environment and its impact on the Company's business. In the event that management determines that the value of goodwill has become impaired, the Company would incur an accounting charge for the amount of the impairment during the fiscal quarter in which the determination is made (see Note 5).

Product Warranties

The Company generally warrants or guarantees the performance of the solar panels that it manufactures at certain levels of power output for 25 years. In addition, the Company passes through to customers long-term warranties from the original equipment manufacturers ("OEMs") of certain system components, such as inverters. Warranties of 25 years from solar panel suppliers are standard in the solar industry, while inverters typically carry warranty periods ranging from 5 to 10 years. In addition, the Company generally warrants its workmanship on installed systems for periods ranging up to 10 years. The Company maintains reserves to cover the expected costs that could result from these warranties. The Company’s expected costs are generally in the form of product replacement or repair. Warranty reserves are based on the Company’s best estimate of such costs and are recognized as a cost of revenue. The Company continuously monitors product returns for warranty failures and maintains a reserve for the related warranty expenses based on various factors including historical warranty claims, results of accelerated lab testing, field monitoring, vendor reliability estimates, and data on industry averages for similar products. Historically, warranty costs have been within management’s expectations (see Note 9).

Revenue Recognition

Solar Power Products

The Company sells its solar panels and balance of system components primarily to dealers, system integrators and distributors, and recognizes revenue, net of accruals for estimated sales returns, when persuasive evidence of an arrangement exists, delivery of the product has occurred, title and risk of loss has passed to the customer, the sales price is fixed or determinable, collectability of the resulting receivable is reasonably assured, and the rights and risks of ownership have passed to the customer. Other than standard warranty obligations, there are no rights of return and there are no significant post-shipment obligations, including installation, training or customer acceptance clauses with any of the Company's customers that could have an impact on revenue recognition. The Company's revenue recognition policy is consistent across all geographic areas.

The provision for estimated sales returns on product sales is recorded in the same period the related revenues are recorded. These estimates are based on historical sales returns, analysis of credit memo data, and other known factors. Actual returns could differ from these estimates.

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

Incurred costs used in the Company’s percentage-of-completion calculation include all direct material, labor, subcontract costs, and those indirect costs related to contract performance, such as indirect labor, supplies, and tools. Project material costs are included in incurred costs when the project materials have been installed by being permanently attached or fitted to the solar power system as required by the project’s engineering design.

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

Development Projects

The Company develops and sells solar power plants which generally include the sale or lease of related real estate. Revenue recognition for these solar power plants require adherence to specific guidance for real estate sales, which provides that if the Company holds control over land or land rights prior to the execution of an EPC contract, it recognizes revenue and the corresponding costs when all of the following requirements are met: the sale is consummated, the buyer's initial and any continuing investments are adequate, the resulting receivables are not subject to subordination, and the Company has transferred the customary risk and rewards of ownership to the buyer. In general, a sale is consummated upon the execution of an agreement documenting the terms of the sale and a minimum initial payment by the buyer to substantiate the transfer of risk to the buyer. This may require the Company to defer revenue during construction, even if a sale was consummated, until it receives the buyer's initial investment payment, at which time revenue would be recognized on a percentage-of-completion basis as work is completed. The Company's revenue recognition methods for solar power plants not involving real estate remains subject to its historical practice using the percentage-of-completion method.

Shipping and Handling Costs

The Company records costs related to shipping and handling in cost of revenue.

Stock-Based Compensation

The Company measures and records compensation expense for all share-based payment awards based on estimated fair values. The Company provides share-based awards to its employees, executive officers, and directors through various equity compensation plans including its employee stock option and restricted stock plans. The fair value of stock option awards is measured at the date of grant using a Black-Scholes option pricing model, and the fair value of restricted stock awards and units is based on the market price of the Company's common stock on the date of grant. The Company has not granted stock options since fiscal 2008.

The Company estimates forfeitures at the date of grant. The Company's estimate of forfeitures is based on its historical activity, which it believes is indicative of expected forfeitures. In subsequent periods if the actual rate of forfeitures differs from the Company's estimate, the forfeiture rates may be revised, as necessary. Changes in the estimated forfeiture rates can have a significant effect on share-based compensation expense since the effect of adjusting the rate is recognized in the period the forfeiture estimate is changed.

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

Advertising Costs

Advertising costs are expensed as incurred. Advertising expense totaled approximately $3.9 million, $3.3 million, and $4.3 million in fiscal 2011, 2010, and 2009, respectively.

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

The Company includes gains or losses from foreign currency transactions in "Other, net" in the Consolidated Statements of Operations with the other hedging activities described in Note 12.

Concentration of Credit Risk

The Company is exposed to credit losses in the event of nonperformance by the counterparties to its financial and derivative instruments. Financial and derivative instruments that potentially subject the Company to concentrations of credit risk are primarily cash and cash equivalents, restricted cash and cash equivalents, investments, accounts receivable, notes receivable, advances to suppliers, foreign currency option contracts, foreign currency forward contracts, bond hedge and warrant transactions, purchased options, and share lending arrangements for its common stock. The Company’s investment policy requires cash and cash equivalents, restricted cash and cash equivalents, and investments to be placed with high-quality financial institutions and to limit the amount of credit risk from any one issuer (see Note 7). Similarly, the Company enters into foreign currency derivative contracts and convertible debenture hedge transactions with high-quality financial institutions and limits the amount of credit exposure to any one counterparty. The foreign currency derivative contracts are limited to a time period of less than one year, while the purchased options will expire in 2014 and the bond hedge and warrant transactions expire in 2015. The Company regularly evaluates the credit standing of its counterparty financial institutions.

The Company performs ongoing credit evaluations of its customers’ financial condition whenever deemed necessary and generally does not require collateral. The Company maintains an allowance for doubtful accounts based on the expected collectability of all accounts receivable, which takes into consideration an analysis of historical bad debts, specific customer creditworthiness and current economic trends. One customer accounted for 20% of accounts receivable as of January 1, 2012 and one customer accounted for 11% of accounts receivable as of January 2, 2011. In addition, one customer accounted for approximately 21% of the Company’s "Costs and estimated earnings in excess of billings" balance as of January 1, 2012 on the Consolidated Balance Sheet as compared to two customers that accounted for approximately 17% and 15% of the balance as of January 2, 2011.

The Company has entered into agreements with vendors that specify future quantities and pricing of polysilicon to be supplied for periods up to 10 years. Under certain agreements, the Company is required to make prepayments to the vendors over the terms of the arrangements.

In fiscal 2007, the Company entered into share lending arrangements of its former class A common stock with financial institutions for which it received a nominal lending fee of $0.001 per share. The Company loaned 2.9 million shares and 1.8 million shares of its former class A common stock to Lehman Brothers International (Europe) Limited ("LBIE") and Credit Suisse International ("CSI"), respectively. Physical settlement of the shares is required when the arrangement is terminated. However, on September 15, 2008, Lehman Brothers Holding Inc. ("Lehman") filed a petition for protection under Chapter 11 of the U.S. bankruptcy code, and LBIE commenced administration proceedings (analogous to bankruptcy) in the United Kingdom. The Company filed a claim in the LBIE proceeding for $240.9 million and a corresponding claim in the Lehman Chapter 11 proceeding under Lehman's guaranty of LBIE's obligations. On December 16, 2010, the Company entered into an assignment agreement with Deutsche Bank under which the Company assigned to Deutsche Bank its claims against LBIE and Lehman in connection with the share lending arrangement. The Company received proceeds of $24.0 million as a result of the assignment agreement (see Note 11).

Income Taxes

Deferred tax assets and liabilities are recognized for temporary differences between financial statement and income tax bases of assets and liabilities. Valuation allowances are provided against deferred tax assets when management cannot conclude that it is more likely than not that some portion or all deferred tax assets will be realized.

As applicable, interest and penalties on tax contingencies are included in "Provision for income taxes" in the Consolidated Statements of Operations and such amounts were not material for any periods presented. In addition, foreign exchange gains (losses) may result from estimated tax liabilities, which are expected to be settled in currencies other than the U.S. dollar.

Investments in Equity Interests

Investments in entities in which the Company can exercise significant influence, but does not own a majority equity interest or otherwise control, are accounted for under the equity method. The Company records its share of the results of these entities as "Equity in earnings of unconsolidated investees" on the Consolidated Statements of Operations. The Company monitors its investments for other-than-temporary impairment by considering factors such as current economic and market conditions and the operating performance of the entities and records reductions in carrying values when necessary. The fair value of privately held investments is estimated using the best available information as of the valuation date, including current earnings trends, undiscounted cash flows, quoted stock prices of comparable public companies, and other company specific information, including recent financing rounds (see Notes 7 and 10).

Business Combinations

The Company records all acquired assets and liabilities, including goodwill, other intangible assets, and in-process research and development, at fair value. The initial recording of goodwill, other intangible assets, and in-process research and development requires certain estimates and assumptions concerning the determination of the fair values and useful lives. The judgments made in the context of the purchase price allocation can materially impact the Company's future results of operations. Accordingly, for significant acquisitions, the Company obtains assistance from third-party valuation specialists. The valuations calculated from estimates are based on information available at the acquisition date (see Notes 3 and 5). The Company charges acquisition related costs that are not part of the consideration to general and administrative expense as they are incurred. These costs typically include transaction and integration costs, such as legal, accounting, and other professional fees.

Recent Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board ("FASB") amended its fair value principles and disclosure requirements. The amended fair value guidance states that the concepts of highest and best use and valuation premise are only relevant when measuring the fair value of nonfinancial assets and prohibits the grouping of financial instruments for purposes of determining their fair values when the unit of account is specified in other guidance. The amendment became effective for the Company on January 2, 2012. The Company does not anticipate that this amendment will have a material impact on its financial statements.

In June 2011, the FASB amended its disclosure guidance related to the presentation of comprehensive income. This amendment eliminates the option to report other comprehensive income and its components in the statement of changes in equity and requires presentation and reclassification adjustments on the face of the income statement. In December, 2011, the FASB further amended its guidance to defer changes related to the presentation of reclassification adjustments indefinitely as a result of concerns raised by stakeholders that the new presentation requirements would be difficult for preparers and add unnecessary complexity to financial statements. The amendment (other than the portion regarding the presentation of reclassification adjustments which, as noted above, has been deferred indefinitely) became effective for the Company on January 2, 2012 and will not have any impact on its financial position, but will impact its financial statement presentation.

In September 2011, the FASB amended its goodwill guidance by providing entities an option to use a qualitative approach to test goodwill for impairment. An entity will be able to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If it is concluded that this is the case, it is necessary to perform the currently prescribed two step goodwill impairment test. Otherwise, the two-step goodwill impairment test is not required. The amendment became effective for the Company on January 2, 2012. The Company does not anticipate that this amendment will have a material impact on its financial statements.

In December 2011, the FASB and International Accounting Standards Board ("IASB") issued common disclosure requirements that are intended to enhance comparability between financial statements prepared in accordance with U.S. GAAP and those prepared in accordance with International Financial Reporting Standards ("IFRS"). This new guidance is applicable to companies that have financial instruments or derivatives that are either offset in the balance sheet (presented on a net basis) or subject to an enforceable master netting arrangement or similar arrangement. The requirement does not change the existing offsetting eligibility criteria or the permitted balance sheet presentation for those instruments that meet the eligibility criteria. However, once this disclosure requirement becomes effective, companies will also be required to disclose information about financial instruments and derivatives instruments that have been offset and related arrangements and to provide both net (offset amounts) and gross information in the notes to the financial statements for relevant assets and liabilities that are offset. The disclosure requirement becomes effective retrospectively in the first quarter of the Company's fiscal year 2013. The Company does not expect that the requirement will have a material impact on its financial position, results of operations or cash flows as it is disclosure only in nature.

Note 2. TRANSACTIONS WITH TOTAL AND TOTAL S.A.

On April 28, 2011, the Company and Total entered into a Tender Offer Agreement (the "Tender Offer Agreement"), pursuant to which, on May 3, 2011, Total commenced a cash tender offer to acquire up to 60% of the Company's outstanding shares of former class A common stock and up to 60% of the Company's outstanding shares of former class B common stock (the "Tender Offer") at a price of $23.25 per share for each class.

The offer expired on June 14, 2011 and Total accepted for payment on June 21, 2011 a total of 34,756,682 shares of the Company's former class A common stock and 25,220,000 shares of the Company's former class B common stock, representing

60% of each class of its outstanding common stock as of June 13, 2011, for a total cost of approximately $1.4 billion.

Credit Support Agreement

In connection with the Tender Offer, the Company and Total S.A. entered into a Credit Support Agreement (the "Credit Support Agreement") under which Total S.A. has agreed to enter into one or more guarantee agreements (each a "Guaranty") with banks providing letter of credit facilities to the Company in support of certain Company businesses and other permitted purposes. Total S.A. will guarantee the payment to the applicable issuing bank of the Company's obligation to reimburse a draw on a letter of credit and pay interest thereon in accordance with the letter of credit facility between such bank and the Company. The Credit Support Agreement became effective on June 28, 2011 (the "CSA Effective Date"). Under the Credit Support Agreement, at any time from the CSA Effective Date until the fifth anniversary of the CSA Effective Date, the Company may request that Total S.A. provide a Guaranty in support of the Company's payment obligations with respect to a letter of credit facility. Total S.A. is required to issue and enter into the Guaranty requested by the Company, subject to certain terms and conditions that may be waived by Total S.A., and subject to certain other conditions.

In consideration for the commitments of Total S.A., the Company is required to pay Total S.A. a guarantee fee for each letter of credit that is the subject of a Guaranty and was outstanding for all or part of the preceding calendar quarter. The Company is also required to reimburse Total S.A. for payments made under any Guaranty and certain expenses of Total S.A., plus interest on both. In fiscal 2011, the Company incurred guaranty fees of $2.2 million to Total S.A.

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

Affiliation Agreement

In connection with the Tender Offer, the Company and Total entered into an Affiliation Agreement that governs the relationship between Total and the Company following the close of the Tender Offer (the "Affiliation Agreement"). Until the expiration of a standstill period (the "Standstill Period"), Total, Total S.A., any of their respective affiliates and certain other related parties (the "Total Group") may not effect, seek, or enter into discussions with any third-party regarding any transaction that would result in the Total Group beneficially owning shares of the Company in excess of certain thresholds, or request the Company or the Company's independent directors, officers or employees, to amend or waive any of the standstill restrictions applicable to the Total Group.

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

Affiliation Agreement Guaranty

Total S.A. has entered into a guaranty (the "Affiliation Agreement Guaranty") pursuant to which Total S.A. unconditionally guarantees the full and prompt payment of Total S.A.'s, Total's and each of Total S.A.'s direct and indirect subsidiaries' payment obligations under the Affiliation Agreement and the full and prompt performance of Total S.A.'s, Total's and each of Total S.A.'s direct and indirect subsidiaries' representations, warranties, covenants, duties, and agreements contained in the Affiliation Agreement.

Research & Collaboration Agreement

In connection with the Tender Offer, Total and the Company have entered into a Research & Collaboration Agreement (the "R&D Agreement") that establishes a framework under which they may engage in long-term research and development collaboration ("R&D Collaboration"). The R&D Collaboration is expected to encompass a number of different projects ("R&D Projects"), with a focus on advancing technology in the area of photovoltaics. The primary purpose of the R&D Collaboration is to: (i) maintain and expand the Company's technology position in the crystalline silicon domain; (ii) ensure the Company's industrial competitiveness; and (iii) guarantee a sustainable position for both the Company and Total to be best-in-class industry players.

The R&D Agreement contemplates a joint committee (the "R&D Strategic Committee") that identifies, plans and manages the R&D Collaboration. Due to the impracticability of anticipating and establishing all of the legal and business terms that will be applicable to the R&D Collaboration or to each R&D Project, the R&D Agreement sets forth broad principles applicable to the parties' potential R&D Collaboration, and the R&D Collaboration Committee establishes the particular terms governing each particular R&D Project consistent with the terms set forth in the R&D Agreement.

Registration Rights Agreement

In connection with the Tender Offer, Total and the Company entered into a customary registration rights agreement (the "Registration Rights Agreement") related to Total's ownership of Company shares. The Registration Rights Agreement provides Total with shelf registration rights, subject to certain customary exceptions, and up to two demand registration rights in any 12-month period, also subject to certain customary exceptions. Total also has certain rights to participate in any registrations of securities initiated by the Company. The Company will generally pay all costs and expenses incurred by the Company and Total in connection with any shelf or demand registration (other than selling expenses incurred by Total). The Company and Total have also agreed to certain indemnification rights. The Registration Rights Agreement terminates on the first date on which: (i) the shares held by Total constitute less than 5% of the then-outstanding common stock; (ii) all securities held by Total may be immediately resold pursuant to Rule 144 promulgated under the Securities and Exchange Act of 1934 (the "Exchange Act") during any 90-day period without any volume limitation or other restriction; or (iii) the Company ceases to be subject to the reporting requirements of the Exchange Act.

Stockholder Rights Plan

On April 28, 2011, prior to the execution of the Tender Offer Agreement, the Company entered into an amendment (the "Rights Agreement Amendment") to the Rights Agreement, dated August 12, 2008, by and between the Company and Computershare Trust Company, N.A., as Rights Agent (the "Rights Agreement"), in order to, among other things, render the rights therein inapplicable to each of: (i) the approval, execution or delivery of the Tender Offer Agreement; (ii) the commencement or consummation of the Tender Offer; (iii) the consummation of the other transactions contemplated by the Tender Offer Agreement and the related agreements; and (iv) the public or other announcement of any of the foregoing.

On June 14, 2011, the Company entered into a second amendment to the Rights Agreement (the "Second Rights Agreement Amendment"), in order to, among other things, exempt Total, Total S.A. and certain of their affiliates and certain members of a group of which they may become members from the definition of "Acquiring Person" such that the rights issuable pursuant to the Rights Agreement will not become issuable in connection with the completion of the Tender Offer.

By-laws Amendment

On June 14, 2011, the Board of Directors approved the amendment of the Company's By-laws (the "By-laws"). The changes are required under the Affiliation Agreement. The amendments: (i) allow any member of the Total Group to call a meeting of stockholders for the sole purpose of considering and voting on a proposal to effect a Terra Merger (as defined in the Affiliation Agreement) or a Transferee Merger (as defined in the Affiliation Agreement); (ii) provide that the number of directors of the Board shall be determined from time to time by resolution adopted by the affirmative vote of a majority of the entire Board at any regular or special meeting; (iii) require, prior to the termination of the Affiliation Agreement, a majority of independent directors' approval to amend the By-laws so long as Total, together with Total S.A.'s subsidiaries collectively own at least 30% of the voting securities of the Company as well as require, prior to the termination of the Affiliation Agreement, Total's written consent during the Terra Stockholder Approval Period (as defined in the Affiliation Agreement) to amend the By-laws; and (iv) make certain other conforming changes to the By-laws.

Tenesol Stock Purchase Agreement

On December 23, 2011, the Company entered into a Stock Purchase Agreement with Total, under which it has agreed to acquire 100% of the equity interest of Tenesol SA, ("Tenesol"), from Total for $165.4 million in cash. The Tenesol acquisition was consummated on January 31, 2012 (see Note 18).

Private Placement Agreement

Contemporaneously with the execution of the Tenesol Stock Purchase Agreement, the Company entered into a Private Placement Agreement with Total, under which Total agreed to purchase, and the Company agreed to issue and sell 18.6 million shares of the Company's common stock for a purchase price of $8.80 per share. The sale was completed contemporaneously with the closing of the Tenesol acquisition (see Note 18).

Master Agreement

On December 23, 2011, the Company also entered into a Master Agreement with Total, under which the Company and Total agreed to a framework of transactions related to the Tenesol Acquisition and Private Placement Agreement. Additionally, Total has agreed to pursue several negotiations on additional agreements related to directly investing in the Company's R&D program over a multi-year period, purchase of modules and develop a multi-megawatt project using the Company's products.

Note 3. BUSINESS COMBINATIONS

SunRay Malta Holdings Limited ("SunRay")

In fiscal 2010, the Company completed its acquisition of SunRay, a European solar power plant developer company organized under the laws of Malta, under which the Company purchased all the issued share capital of SunRay for $296.1 million. As a result, SunRay became a subsidiary of the Company and the results of operations of SunRay have been included in the Consolidated Statement of Operations of the Company since March 26, 2010. As part of the acquisition, the Company acquired SunRay's project pipeline of solar photovoltaic projects in Europe and Israel, in various stages of development. SunRay's power plant development and project finance teams consisted of approximately 70 employees at the date of acquisition.

Purchase Price Consideration

The total consideration for the acquisition was $296.1 million, including: (i) $263.4 million paid in cash to SunRay's class A shareholders, class B shareholders, and class C shareholders; (ii) $18.7 million paid in cash to repay outstanding debt of SunRay; and (iii) $14.0 million in promissory notes issued by the Company's subsidiary SunPower North America, LLC, and guaranteed by SunPower. A portion of the purchase price allocated to SunRay's class A shareholders, class B shareholders, and certain non-management class C shareholders ($244.4 million in total) was paid by the Company in cash and the remaining portion of the purchase price allocated to SunRay's class C management shareholders was paid with a combination of $19.0 million in cash and $14.0 million in promissory notes.

The $14.0 million in promissory notes issued to SunRay's management shareholders were structured to provide a retention incentive. Since the vesting and payment of the promissory notes were contingent on future employment, the promissory notes were considered deferred compensation and therefore were not included in the purchase price allocated to the net assets acquired.

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

Purchase Price Allocation

The Company accounted for this acquisition using the acquisition method. The Company allocated the purchase price to the acquired assets and liabilities based on their estimated fair values at the acquisition date as summarized in the following table. The allocation of the purchase price on March 26, 2010 is as follows:

Year Ended
(In thousands)	January 2, 2011
Net tangible assets acquired	$54,094
Project assets	79,160
Purchased technology	1,120
Goodwill	147,716
Total purchase consideration	$282,090

The fair value of net tangible assets acquired on March 26, 2010 is as follows:

As of
(In thousands)	January 2, 2011
Cash and cash equivalents	$9,391
Restricted cash and cash equivalents	36,701
Accounts receivable, net	1,958
Prepaid expenses and other current assets	5,765
Project assets - plants and land	18,803
Property, plant and equipment, net	452
Assets of discontinued operations	199,071
Total assets acquired	272,141
Accounts payable	(4,324)
Other accrued expenses and liabilities	(11,688)
Debt	(42,707)
Liabilities of discontinued operations	(159,328)
Total liabilities assumed	(218,047)
Net acquired assets	$54,094

The Company completed its review of the fair value of assets and liabilities acquired in the fourth quarter of fiscal 2010.

In the Company's determination of the fair value of the project assets and purchased technology acquired, it considered, among other factors, three generally accepted valuation approaches: the income approach, the market approach, and the cost approach. The Company selected the approaches that it believed to be most indicative of the fair value of the assets acquired.

Project Assets

The project assets totaling $79.2 million represent intangible assets that consist of: (i) projects and EPC pipeline, which relate to the development of power plants; and (ii) O&M pipeline, which relate to maintenance contracts that are established after the developed plants are sold. The Company applied the income approach using the multi-period excess earnings method based on estimates and assumptions of future performance of these project assets provided by SunRay's and the Company's management to determine the fair value of the project assets. SunRay's and the Company's estimates and assumptions regarding the fair value of the project assets was derived from probability adjusted cash flows of certain project assets acquired based on the varying development stages of each project asset on the acquisition date. The Company amortized the project assets to "Selling, general and administrative" expense based on the pattern of economic benefit provided using the same probability adjusted cash flows from the sale of solar power plants over estimated lives of 4 years from the date of acquisition. These acquired intangible project assets were subsequently impaired in the third quarter of fiscal 2011 (see Note 5).

Purchased Technology

The Company applied the cost approach to calculate the fair value of internally developed technologies related to the project development business. The Company determined the fair value of the purchased technology totaling $1.1 million based on estimates and assumptions for the cost of reproducing or replacing the asset based on third party charges, salaries of employees and other internal development costs incurred. The Company amortized the purchased technology to "Cost of revenue" within the UPP Segment on a straight-line basis over estimated lives of 5 years. The purchased technology was subsequently impaired in the third fiscal quarter of fiscal 2011 (see Note 5).

Goodwill

Of the total estimated purchase price paid at the time of acquisition, $147.7 million was allocated to goodwill within the UPP Segment. Goodwill represents the excess of the purchase price of an acquired business over the fair value of the underlying net tangible and other intangible assets and is not deductible for tax purposes. Among the factors that contributed to a purchase price in excess of the fair value of the net tangible and other intangible assets was the acquisition of an assembled workforce, synergies in technologies, skill sets, operations, customer base, and organizational cultures. Goodwill was subsequently impaired based on the annual impairment test performed during the third quarter of fiscal 2011 (see Note 5).

Acquisition Related Costs

Acquisition related costs of $6.5 million recognized in the twelve months ended January 2, 2011 include transaction costs such as legal, accounting, valuation, and other professional services, which the Company has classified in "Selling, general and administrative" expense in its Consolidated Statement of Operations.

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

Note 4. SALE OF DISCONTINUED OPERATIONS

In connection with the acquisition of SunRay on March 26, 2010, the Company acquired a European project company, Cassiopea PV S.r.l ("Cassiopea"), which operated a previously completed 20 megawatt alternating current ("MWac") solar power plant in Montalto di Castro, Italy. In the period in which an asset of the Company is classified as held-for-sale, it is required to present for all periods the related assets, liabilities and results of operations associated with that asset as discontinued operations. On August 5, 2010, the Company sold the assets and liabilities of Cassiopea. Therefore, Cassiopea's results of operations were classified as "Income from discontinued operations, net of taxes" in the Consolidated Statement of Operations for year ended January 2, 2011.

Results of operations related to Cassiopea for the year ended January 2, 2011 were as follows:

Year Ended
(In thousands)	January 2, 2011
Utility and power plants revenue	$11,081
Gross margin	11,081
Income from discontinued operations before sale of business unit	5,862
Gain on sale of business unit	11,399
Income before income taxes	17,261
Income from discontinued operations, net of taxes	11,841

Note 5. GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

The following table presents the changes in the carrying amount of goodwill under the Company's reportable business segments:

(In thousands)	UPP	R&C	Total
As of January 3, 2010	$78,634	$119,529	$198,163
Goodwill arising from business combination	147,716	—	147,716
Translation adjustment	—	(609)	(609)
As of January 2, 2011	226,350	118,920	345,270
Goodwill impairment	(226,350)	(83,107)	(309,457)
Translation adjustment	—	177	177
As of January 1, 2012	$—	$35,990	$35,990

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

The Company conducts its annual impairment test of goodwill as of the Sunday closest to the end of the third fiscal quarter of each year. Impairment of goodwill is tested at the Company's reporting unit level. Management determined the UPP Segment and R&C Segment each have two reporting units, UPP-International and UPP-Americas for UPP Segment, and Residential and Light Commercial and North American Commercial for R&C Segment. In estimating the fair value of the reporting units, the Company makes estimates and judgments about its future cash flows using an income approach defined as Level 3 inputs under fair value measurement standards. The income approach, specifically a discounted cash flow analysis, included assumptions for, among others, forecasted revenue, gross margin, operating income, working capital cash flow, perpetual growth rates, and long-term discount rates, all of which require significant judgment by management. The sum of the fair values of the Company's reporting units are also compared to its external market capitalization to determine the appropriateness of its assumptions and adjusted, if appropriate. These assumptions took into account the current industry environment and its impact on the Company's business. Based on the annual impairment test performed as of the third quarter of fiscal 2011, the Company determined that the carrying value of the UPP-International, UPP-Americas, and Residential and

Light Commercial reporting units exceeded their fair value. As a result, the Company performed the second step of the impairment analysis for the three reporting units discussed above. The Company's calculation of the implied fair value of goodwill included significant assumptions for, among others, the fair values of recognized assets and liabilities and of unrecognized intangible assets, all of which require significant judgment by management. The Company calculated that the implied fair value of goodwill for the three reporting units was zero and therefore recorded a goodwill impairment loss of $309.5 million, representing all of the goodwill associated with these reporting units. The fair value of the remaining reporting unit, North American Commercial, significantly exceeded the carrying value under the first step of the goodwill impairment test as performed during the third quarter of fiscal 2011; therefore, goodwill was not impaired.

Intangible Assets

The following tables present details of the Company's acquired other intangible assets:

(In thousands)	Gross	Accumulated Amortization	Net
As of January 1, 2012
Patents, trade names and purchased technology	$49,892	$(49,892)	$—
Purchased in-process research and development	1,000	(195)	805
Customer relationships and other	28,300	(24,257)	4,043
	$79,192	$(74,344)	$4,848

As of January 2, 2011
Project assets	$79,160	$(22,627)	$56,533
Patents, trade names and purchased technology	55,144	(54,563)	581
Purchased in-process research and development	1,000	(28)	972
Customer relationships and other	40,525	(31,823)	8,702
	$175,829	$(109,041)	$66,788

All of the Company's acquired other intangible assets are subject to amortization. Aggregate amortization expense for other intangible assets totaled $21.7 million, $38.5 million, and $16.5 million in fiscal 2011, 2010, and 2009, respectively.

The Company reviews intangible assets for impairment whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. During the third quarter of fiscal 2011, the Company determined the carrying value of certain intangible assets related to strategic acquisitions of EPC and O&M project pipelines in Europe were no longer recoverable and recognized an impairment loss of $40.3 million reflected as "Other intangible asset impairment" on the Company's Consolidated Statement of Operations for the year ended January 1, 2012. The Company determined that the carrying value of the intangible assets was not recoverable as the carrying value of the asset group which contained the intangible assets exceeded the undiscounted cash flows of the asset group for a period of time commensurate with the remaining useful life of the primary asset of the group plus a salvage value of the asset group at the end of this period. The impairment loss was calculated by comparing the fair value of the intangible assets to their carrying value. In calculating the fair value of the intangible assets, the Company utilized discounted cash flow assumptions related to the acquired EPC and O&M project pipelines in Europe. The significant decline in fair value of the intangible assets was primarily attributable to the change in government incentives in Europe.

As of January 1, 2012, the estimated future amortization expense related to other intangible assets is as follows:

(In thousands)	Amount
Year
2012	$4,104
2013	272
2014	167
2015	167
2016	138
Thereafter	—
$4,848

Note 6. BALANCE SHEET COMPONENTS

	As of
(In thousands)	January 1, 2012	January 2, 2011
Accounts receivable, net:
Accounts receivable, gross	$413,152	$389,554
Less: allowance for doubtful accounts	(20,408)	(5,967)
Less: allowance for sales returns	(2,482)	(2,387)
	$390,262	$381,200

	As of
(In thousands)	Balance at Beginning of Period	Charges (Releases) to Expenses / Revenues	Deductions	Balance at End of Period
Allowance for doubtful accounts:
Year ended January 1, 2012	$5,967	$18,211	$(3,770)	$20,408
Year ended January 2, 2011	2,298	11,405	(7,736)	5,967
Year ended January 3, 2010	1,863	1,444	(1,009)	2,298
Allowance for sales returns:
Year ended January 1, 2012	2,387	95	—	2,482
Year ended January 2, 2011	1,908	2,160	(1,681)	2,387
Year ended January 3, 2010	231	1,677	—	1,908
Valuation allowance for deferred tax assets (1):
Year ended January 1, 2012	4,644	125,302	—	129,946
Year ended January 2, 2011	42,163	(37,519)	—	4,644
Year ended January 3, 2010	9,985	32,178	—	42,163

(1)
The above table reflects adjustments to the valuation allowance for prior years, which did not have a material impact on the financial statements as there was a corresponding adjustment to the Company's gross deferred tax assets.

	As of
(In thousands)	January 1, 2012	January 2, 2011
Inventories:
Raw materials	$75,142	$70,683
Work-in-process	79,397	35,658
Finished goods	242,723	207,057
	$397,262	$313,398

Prepaid expenses and other current assets:
VAT receivables, current portion	$68,993	$26,500
Foreign currency derivatives	34,422	35,954
Income tax receivable	10,418	1,513
Deferred project costs	183,789	934
Other current assets	12,301	13,605
Other receivables (2)	143,534	83,712
Other prepaid expenses	29,234	30,716
	$482,691	$192,934

(2)
Includes tolling agreements with suppliers in which the Company provides polysilicon required for silicon ingot manufacturing and procures the manufactured silicon ingots from the suppliers (see Notes 9 and 10).

	As of
(In thousands)	January 1, 2012	January 2, 2011
Project assets - plants and land:
Project assets — plants	$31,469	$28,784
Project assets — land	27,388	17,322
	$58,857	$46,106
Project assets - plants and land, current portion	$24,243	$23,868
Project assets - plants and land, net of current portion	$34,614	$22,238

Property, plant and equipment, net:
Land and buildings	$13,912	$13,912
Leasehold improvements	244,913	207,248
Manufacturing equipment (3)	596,143	551,815
Computer equipment	70,795	46,603
Solar power systems	11,145	10,614
Furniture and fixtures	7,172	5,555
Construction-in-process	41,712	28,308
	985,792	864,055
Less: accumulated depreciation (4)	(378,336)	(285,435)
	$607,456	$578,620

(3)
Certain manufacturing equipment associated with solar cell manufacturing lines located at one of the Company’s facilities in the Philippines is collateralized in favor of a third-party lender (See Note 11). The Company also provided security for advance payments received from a third party in fiscal 2008 in the form of collateralized manufacturing equipment with a net book value of $21.1 million and $28.3 million as of January 1, 2012 and January 2, 2011, respectively.

(4)	Total depreciation expense was $106.6 million, $102.2 million, and $84.6 million in fiscal 2011, 2010, and 2009, respectively.

Property, plant and equipment, net by geography (5):
Philippines	$490,074	$502,131
United States	93,436	73,860
Mexico	21,686	—
Europe	1,966	2,400
Other	294	229
	$607,456	$578,620

(5)	Property, plant and equipment, net are based on the physical location of the assets.

The below table presents the cash and non-cash interest expense capitalized to property plant and equipment and project assets during fiscal 2011, 2010, and 2009, respectively.

	Year Ended
(In thousands)	January 1, 2012	January 2, 2011	January 3, 2010
Interest expense:
Interest cost incurred	$(72,274)	$(65,324)	$(43,439)
Cash interest cost capitalized - property, plant and equipment	1,503	565	2,188
Non-cash interest cost capitalized - property, plant and equipment	942	774	4,964
Cash interest cost capitalized - project assets - plant and land	1,326	3,526	—
Non-cash interest cost capitalized - project assets - plant and land	1,481	5,183	—
Interest expense	$(67,022)	$(55,276)	$(36,287)

	As of
(In thousands)	January 1, 2012	January 2, 2011
Other long-term assets:
Investments in joint ventures	$129,929	$116,444
Bond hedge derivative	840	34,491
Investments in non-public companies	4,918	6,418
VAT receivables, net of current portion	6,020	7,002
Long-term debt issuance costs	10,734	12,241
Other	21,763	1,698
	$174,204	$178,294

Accrued liabilities:
VAT payables	$42,867	$11,699
Foreign currency derivatives	14,935	10,264
Short-term warranty reserves	15,034	14,639
Interest payable	7,288	6,982
Deferred revenue	46,568	21,972
Employee compensation and employee benefits	33,300	33,227
Other	74,696	38,921
	$234,688	$137,704

Other long-term liabilities:
Embedded conversion option derivatives	$844	$34,839
Long-term warranty reserves	74,908	48,923
Unrecognized tax benefits	27,737	24,894
Other	49,003	22,476
	$152,492	$131,132

Note 7. INVESTMENTS

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

	January 1, 2012				January 2, 2011
(In thousands)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Money market funds	$187,538	$—	$—	$187,538	$488,626	$—	$172	$488,798
Debt securities	—	—	—	—	—	38,548	—	38,548
	$187,538	$—	$—	$187,538	$488,626	$38,548	$172	$527,346

There were no transfers between Level 1, Level 2, and Level 3 measurements during the year ended January 1, 2012 and January 2, 2011.

Money Market Funds

Substantially all of the Company's money market fund instruments are classified as available-for-sale and within Level 1 of the fair value hierarchy because they are valued using quoted prices for identical instruments in active markets.

Debt Securities

Investments in debt securities classified as held-to-maturity as of January 1, 2012, consist of Philippine government bonds purchased in the third quarter of fiscal 2011 which are maintained as collateral for present and future business transactions within the country. These bonds have maturity dates of up to 5 years with a carrying value of $9.1 million as of January 1, 2012, which are classified as "Restricted long-term marketable securities" on the Company's Consolidated Balance Sheets. The Company records such held-to-maturity investments at amortized cost based on its ability and intent to hold the securities until maturity. The Company monitors for changes in circumstances and events which would impact its ability and intent to hold such securities until the recorded amortized cost is recovered. The Company incurred no other-than-temporary impairment loss in the year ended January 1, 2012.

Investments in debt securities classified as available-for-sale utilizing Level 2 inputs as of January 2, 2011, consisted of bonds purchased in the fourth quarter of fiscal 2010. The bonds were guaranteed by the Italian government. The Company based its valuation of these bonds on movements of Italian sovereign bond rates since the time of purchase and incurred no other-than-temporary impairment loss in year ended January 2, 2011. This valuation is corroborated by comparison to third-party financial institution valuations. The fair value of the Company's investments in bonds totaled €29.5 million as of January 2, 2011. On May 23, 2011, the bonds were sold for net proceeds of €29.3 million which was €0.2 million below the recorded fair value of €29.5 million on the sale date. The €0.2 million difference was reflected as a loss within "Other, net" in the Consolidated Statement of Operations for the year ended January 1, 2012.

Minority Investments in Joint Ventures and Other Non-Public Companies

The Company holds minority investments in joint ventures and other non-public companies comprised of convertible promissory notes, common and preferred stock. The Company monitors these minority investments for impairment, which are included in "Prepaid expenses and other current assets" and "Other long-term assets" in its Consolidated Balance Sheets, and records reductions in the carrying values when necessary. Circumstances that indicate an other-than-temporary decline include the valuation ascribed to the issuing company in subsequent financing rounds, decreases in quoted market prices, and declines in operations of the issuer. As of January 1, 2012 and January 2, 2011, the Company had $129.9 million and $116.4 million, respectively, in investments in joint ventures accounted for under the equity method and $4.9 million and $16.4 million, respectively, in investments accounted for under the cost method (see Note 10).

Note 8. RESTRUCTURING

December 2011 Restructuring Plan

To accelerate operating cost reduction and improve overall operating efficiency, in December 2011, the Company implemented a company-wide restructuring program (the "December 2011 Plan"). The December 2011 Plan eliminates approximately 2% of SunPower's global workforce. The Company expects to record restructuring charges up to $17.0 million, related to both the UPP Segment and R&C Segment, in the twelve months following the approval and implementation of the plan, of which $7.5 million has been recognized during the year ended January 1, 2012. The Company expects greater than 80% of these charges to be cash.

Restructuring charges in connection with the December 2011 Plan recognized during the twelve months ended January 1, 2012 in the Company's Consolidated Statements of Operations consisted of $7.3 million of employee severance and benefits, and accelerated vesting of restricted stock units previously granted, and $0.2 million of legal and other related charges. As of January 1, 2012, $3.4 million associated with the December 2011 Plan was recorded in "Accrued liabilities" on the Company's Consolidated Balance Sheet.

June 2011 Restructuring Plan

In response to reductions in European government incentives, primarily in Italy, which have had a significant impact on the global solar market, on June 13, 2011, the Company's Board of Directors approved a restructuring plan (the "June 2011 Plan") to realign the Company's resources. The June 2011 Plan eliminates approximately 2% of the Company's global workforce, in addition to the consolidation or closure of certain facilities in Europe. The Company expects to record restructuring charges associated with the June 2011 Plan of up to $17.0 million, related to the UPP Segment, in the twelve months following the approval and implementation of the plan, of which $13.9 million has been recognized during the year ended January 1, 2012. The Company expects greater than 90% of restructuring related charges to be cash.

Restructuring charges in connection with the June 2011 Plan recognized during the year ended January 1, 2012 in the Company's Consolidated Statements of Operations consisted of $11.2 million of employee severance, benefits and accelerated vesting of promissory notes, $0.7 million of lease and related termination costs, and $2.1 million of legal and other related charges. As of January 1, 2012, $4.4 million associated with the June 2011 Plan was recorded in "Accrued liabilities" on the Company's Consolidated Balance Sheet.

The following tables summarize the restructuring reserve activity during the year ended January 1, 2012:

	Year Ended
(In thousands)	January 2, 2011	Charges (Benefits)	Payments	January 1, 2012
December 2011 Plan:
Severance and Benefits (1)	$—	$5,694	$(2,350)	$3,344
Lease and Related Termination Costs	—	—	—	—
Other Costs (1) (2)	—	70	(46)	24
June 2011 Plan:
Severance and Benefits (3)	—	9,822	(7,618)	2,204
Lease and Related Termination Costs	—	688	—	688
Other Costs (2)	—	2,055	(1,991)	64
Total Restructuring Liabilities	$—	$18,329	$(12,005)	$6,324

(1)
December 2011 Plan reserve charges above excludes $1.6 million of stock compensation associated with the accelerated vesting of restricted stock units in accordance with certain grant and termination agreements and $0.1 million related to employee receivables which were written off. The $1.7 million charges described above are included in "Restructuring charges" on the Company's Consolidated Statement of Operations for the year ended January 1, 2012.

(2)	Other costs primarily represent associated legal services.

(3)
June 2011 Restructuring Plan reserve charges above exclude $1.4 million of charges associated with the accelerated vesting of promissory notes, in accordance with the terms of each agreement, previously issued as consideration for an acquisition completed in the first quarter of fiscal 2010. The $1.4 million charge is separately in "Accrued liabilities" on the Company's Consolidated Balance Sheet as of January 1, 2012, and in "Restructuring charges" on the Company's Consolidated Statement of Operations for the year ended January 1, 2012.

Note 9. COMMITMENTS AND CONTINGENCIES

Operating Lease Commitments

The Company leases its corporate headquarters in San Jose, California and its Richmond, California facility under non-cancellable operating leases from unaffiliated third parties. The Company also has various lease arrangements, including its European headquarters located in Geneva, Switzerland as well as sales and support offices throughout the United States and Europe. In August 2011, the Company entered into a non-cancellable operating lease agreement for its solar module facility in Mexicali, Mexico from an unaffiliated third party.

In fiscal 2009, the Company signed a commercial project financing agreement with Wells Fargo to fund up to $100 million of commercial-scale solar power system projects through December 31, 2010. On July 16, 2011, the Company and Wells Fargo amended the agreement to extend through June 30, 2012. As of January 1, 2012, the Company leases seven solar power systems from Wells Fargo over minimum lease terms of up to 20 years that it had previously sold to Wells Fargo, of which three of these sales occurred during fiscal 2011. Separately, the Company entered into power purchase agreements ("PPAs") with end customers, who host the leased solar power systems and buy the electricity directly from the Company under PPAs with a duration of up to 20 years. At the end of the lease term, the Company has the option to purchase the systems at fair value or remove the systems. The deferred profit on the sale of the systems to Wells Fargo is recognized over the minimum term of the lease. In the fourth quarter of fiscal 2011, the Company also entered into similar lease arrangements with an unaffiliated third party where it leases solar power systems over minimum lease terms of up to 15 years that it previously sold to such third party.

Future minimum obligations under all non-cancellable operating leases as of January 1, 2012 are as follows:

(In thousands)	Amount
Year
2012	$15,733
2013	14,804
2014	13,457
2015	12,225
2016	11,065
Thereafter	56,494
$123,778

Rent expense was $11.0 million, $8.6 million, and $8.3 million in fiscal 2011, 2010, and 2009, respectively.

Purchase Commitments

The Company purchases raw materials for inventory and manufacturing equipment from a variety of vendors. During the normal course of business, in order to manage manufacturing lead times and help assure adequate supply, the Company enters into agreements with contract manufacturers and suppliers that either allow them to procure goods and services based on specifications defined by the Company, or that establish parameters defining the Company's requirements. In certain instances, these agreements allow the Company the option to cancel, reschedule or adjust the Company's requirements based on its business needs prior to firm orders being placed. Consequently, only a portion of the Company's disclosed purchase commitments arising from these agreements are firm, non-cancellable, and unconditional commitments.

The Company also has agreements with several suppliers, including some of its non-consolidated joint ventures, for the procurement of polysilicon, ingots, wafers, solar cells, solar panels, and Solar Renewable Energy Credits which specify future quantities and pricing of products to be supplied by the vendors for periods up to 10 years and provide for certain consequences, such as forfeiture of advanced deposits and liquidated damages relating to previous purchases, in the event that the Company terminates the arrangements. Where pricing is specified for future periods, in some contracts, the Company may reduce its purchase commitment under the contract if the Company obtains a bona fide third party offer at a price that is a certain percentage lower than the applicable purchase price in the existing contract. If market prices decrease, the Company intends to use such provisions to either move its purchasing to another supplier or to force the initial supplier to reduce its price to remain competitive with market pricing.

As of January 1, 2012, total obligations related to non-cancellable purchase orders totaled $0.2 billion and long-term supply agreements with suppliers totaled $2.5 billion. Of the total future purchase commitments of $2.7 billion as of January 1, 2012, $0.1 billion are for commitments to its non-consolidated joint ventures. Future purchase obligations under non-cancellable purchase orders and long-term supply agreements as of January 1, 2012 are as follows:

(In thousands)	Amount
Year
2012	$704,502
2013	241,295
2014	363,451
2015	360,923
2016	326,875
Thereafter	711,266
$2,708,312

Total future purchase commitments of $2.7 billion as of January 1, 2012 included tolling agreements with suppliers in which the Company provides polysilicon required for silicon ingot manufacturing and procures the manufactured silicon ingots from the supplier. Annual future purchase commitments in the table above are calculated using the gross price paid by the Company for silicon ingots and are not reduced by the price paid by suppliers for polysilicon. Total future purchase commitments as of January 1, 2012 would be reduced by $42.3 million to $2.6 billion had the Company's obligations under such tolling agreements been disclosed using net cash outflows.

The Company expects that all obligations related to non-cancellable purchase orders for manufacturing equipment will be recovered through future cash flows of the solar cell manufacturing lines and solar panel assembly lines when such long-lived assets are placed in service. Factors considered important that could result in an impairment review include significant underperformance relative to expected historical or projected future operating results, significant changes in the manner of use of acquired assets, and significant negative industry or economic trends. Obligations related to non-cancellable purchase orders for inventories match current and forecasted sales orders that will consume these ordered materials and actual consumption of these ordered materials are compared to expected demand regularly. The Company anticipates total obligations related to long-term supply agreements for inventories will be recovered because quantities are less than management's expected demand for its solar power products. However, the terms of the long-term supply agreements are reviewed by management and the Company establishes accruals for estimated losses on adverse purchase commitments as necessary, such as lower of cost or market value adjustments, forfeiture of advanced deposits and liquidated damages. Such accruals will be recorded when the Company determines the cost of purchasing the components is higher than the estimated current market value or when it believes it is probable such components will not be utilized in future operations. During fiscal 2011, the Company recorded charges amounting to $39.7 million related to the write-down of third-party inventory and costs associated with the termination of third-party solar cell supply contracts after reductions in European government incentives drove down demand and average selling price in certain areas of Europe.

Advances to Suppliers

As noted above, the Company has entered into agreements with various polysilicon, ingot, wafer, solar cell, and solar panel vendors that specify future quantities and pricing of products to be supplied by the vendors for periods up to 10 years. Certain agreements also provide for penalties or forfeiture of advanced deposits in the event the Company terminates the arrangements. Under certain agreements, the Company is required to make prepayments to the vendors over the terms of the arrangements. During the year ended January 1, 2012, the Company paid advances totaling $52.3 million in accordance with the terms of existing long-term supply agreements. As of January 1, 2012 and January 2, 2011, advances to suppliers totaled $322.1 million and $287.1 million, respectively, the current portion of which is $43.1 million and $31.7 million, respectively. Two suppliers accounted for 75% and 20% of total advances to suppliers as of January 1, 2012, and 83% and 13% as of January 2, 2011.

The Company's future prepayment obligations related to these agreements as of January 1, 2012 are as follows:

(In thousands)	Amount
Year
2012	$183,526
2013	7,075
$190,601

Advances from Customers

In November 2010, the Company and AUOSP entered into an agreement under which the Company will resell to AUOSP polysilicon purchased from a third-party supplier and AUOSP will provide prepayments to the Company related to such polysilicon, which prepayments will then be made by the Company to the third-party supplier. Prepayments paid by AUOSP to the Company in fiscal 2011 and 2010 were $30.0 million and $100.0 million, respectively. Prepayments to be paid by AUOSP to the Company in fiscal 2012 total $70.0 million. Beginning in the first quarter of fiscal 2011 and continuing through 2020, these advance payments will be applied as a credit against AUOSP’s polysilicon purchases from the Company. Such polysilicon is used by AUOSP to manufacture solar cells which are sold to the Company on a "cost-plus" basis. As of January 1, 2012 and January 2, 2011, the outstanding advance was $126.5 million and $100.0 million, respectively, of which $5.4 million and $3.5 million, respectively, has been classified in short-term customer advances and $121.1 million and $96.5 million, respectively, in long-term customer advances in the accompanying Consolidated Balance Sheet, based on projected product shipment dates.

In August 2007, the Company entered into an agreement with a third party to supply polysilicon. Under the polysilicon agreement, the Company received advances of $40.0 million in each of fiscal 2008 and 2007 from this third party. Beginning in the first quarter of fiscal 2010, these advance payments are applied as a credit against the third party’s polysilicon purchases from the Company. Such polysilicon is used by the third party to manufacture ingots, and potentially wafers, which are sold to the Company under an ingot supply agreement. As of January 1, 2012 and January 2, 2011, the outstanding advance was $64.1 million and $72.9 million, respectively, of which $8.1 million and $8.9 million, respectively, has been classified in short-term customer advances and $56.0 million and $64.0 million, respectively, in long-term customer advances in the accompanying Consolidated Balance Sheet, based on projected product shipment dates. The Company provided security for the advances in the form of collateralized manufacturing equipment with a net book value of $21.1 million and $28.3 million as of January 1, 2012 and January 2, 2011, respectively. As of January 1, 2012 and January 2, 2011, the Company also had $36.0 million and $40.0 million, respectively, of letters of credit issued by Deutsche Bank and $7.5 million and $4.6 million restricted cash held in escrow as of January 1, 2012 and January 2, 2011, respectively (see Notes 6 and 11).

The Company has also entered into other agreements with customers who have made advance payments for solar power products. These advances will be applied as shipments of product occur or upon completion of certain project milestones. As of January 1, 2012 and January 2, 2011, such customers had made advances of $37.5 million and $8.6 million, respectively, in the aggregate.

The estimated utilization of advances from customers as of January 1, 2012 is as follows:

(In thousands)	Amount
Year
2012	$46,139
2013	70,603
2014	14,060
2015	18,387
2016	22,713
Thereafter	56,184
$228,086

Product Warranties

The Company generally warrants or guarantees the performance of the solar panels that it manufactures at certain levels of power output for 25 years. In addition, the Company passes through to customers long-term warranties from OEMs of certain system components, such as inverters. Warranties of 25 years from solar panels suppliers are standard in the solar industry, while inverters typically carry warranty periods ranging from 5 to 10 years. In addition, the Company generally warrants its workmanship on installed systems for periods ranging up to 10 years. The Company maintains reserves to cover the expected costs that could result from these warranties. The Company's expected costs are generally in the form of product replacement or repair. Warranty reserves are based on the Company's best estimate of such costs and are recognized as a cost of revenue. The Company continuously monitors product returns for warranty failures and maintains a reserve for the related warranty expenses based on various factors including historical warranty claims, results of accelerated lab testing, field monitoring, vendor reliability estimates, and data on industry averages for similar products. Historically, warranty costs have been within management's expectations.

Provisions for warranty reserves charged to cost of revenue were $33.4 million, $23.4 million, and $22.0 million in fiscal

2011, 2010, and 2009, respectively. Activity within accrued warranty for the in fiscal 2011, 2010, and 2009 is summarized as follows:

	Year Ended
(In thousands)	January 1, 2012	January 2, 2011	January 3, 2010
Balance at the beginning of the period	$63,562	$46,475	$28,062
Accruals for warranties issued during the period	33,364	23,362	22,029
Settlements made during the period	(6,984)	(6,275)	(3,616)
Balance at the end of the period	$89,942	$63,562	$46,475

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

Future Financing Commitments

The Company is required to provide certain fundings under the joint venture agreement with AU Optronics Singapore Pte. Ltd. ("AUO") and another financing agreement with a third party, subject to certain conditions (see Note 10).

The Company's future financing obligations related to these agreements as of January 1, 2012 are as follows:

(In thousands)	Amount
Year
2012	$47,770
2013	101,400
2014	96,770
$245,940

Liabilities Associated with Uncertain Tax Positions

Total liabilities associated with uncertain tax positions were $27.7 million and $24.9 million as of January 1, 2012 and January 2, 2011, respectively, and are included in "Other long-term liabilities" in the Company's Consolidated Balance Sheets as they are not expected to be paid within the next twelve months. Due to the complexity and uncertainty associated with its tax positions, the Company cannot make a reasonably reliable estimate of the period in which cash settlement will be made for its liabilities associated with uncertain tax positions in other long-term liabilities (see Note 13).

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

Legal Matters

Three securities class action lawsuits were filed against the Company and certain of its current and former officers and directors in the United States District Court for the Northern District of California on behalf of a class consisting of those who acquired the Company's securities from April 17, 2008 through November 16, 2009. The cases were consolidated as In re SunPower Securities Litigation, Case No. CV-09-5473-RS (N.D. Cal.), and lead plaintiffs and lead counsel were appointed on March 5, 2010. Lead plaintiffs filed a consolidated complaint on May 28, 2010. The actions arise from the Audit Committee's investigation announcement on November 16, 2009 regarding certain unsubstantiated accounting entries. The consolidated complaint alleges that the defendants made material misstatements and omissions concerning the Company's financial results for 2008 and 2009, seeks an unspecified amount of damages, and alleges violations of sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and sections 11 and 15 of the Securities Act of 1933. The Company believes it has meritorious defenses to these allegations and will vigorously defend itself in these matters. The court held a hearing on the defendants' motions to dismiss the consolidated complaint on November 4, 2010. The court dismissed the consolidated complaint with leave to amend on March 1, 2011. An amended complaint was filed on April 18, 2011. The amended complaint added two former employees as defendants. Defendants filed motions to dismiss the amended complaint on May 23, 2011. The motions to dismiss the amended complaint were heard by the court on August 11, 2011. On December 19, 2011, the court granted in part and denied in part the motions to dismiss, dismissing the claims brought pursuant to sections 11 and 15 of the Securities Act of 1933 and the claims brought against the two newly added former employees. The Company is currently unable to determine if the resolution of these matters will have an adverse effect on the Company's financial position, liquidity or results of operations.

Derivative actions purporting to be brought on the Company's behalf have also been filed in state and federal courts against several of the Company's current and former officers and directors based on the same events alleged in the securities class action lawsuits described above. The California state derivative cases were consolidated as In re SunPower Corp. S'holder Derivative Litig., Lead Case No. 1-09-CV-158522 (Santa Clara Sup. Ct.), and co-lead counsel for plaintiffs have been appointed. The complaints assert state-law claims for breach of fiduciary duty, abuse of control, unjust enrichment, gross mismanagement, and waste of corporate assets. Plaintiffs are scheduled to file a consolidated complaint on March 5, 2012. The federal derivative complaints were consolidated as In re SunPower Corp. S'holder Derivative Litig., Master File No. CV-09-05731-RS (N.D. Cal.), and lead plaintiffs and co-lead counsel were appointed on January 4, 2010. The federal complaints assert state-law claims for breach of fiduciary duty, waste of corporate assets, and unjust enrichment, and seek an unspecified amount of damages. Plaintiffs filed a consolidated complaint on May 13, 2011, in the Delaware Court of Chancery. A Delaware state derivative case, Brenner v. Albrecht, et al., C.A. No. 6514-VCP (Del Ch.), was filed on May 23, 2011. The complaint asserts state-law claims for breach of fiduciary duty and contribution and indemnification, and seeks an unspecified amount of damages. The Company intends to oppose all the derivative plaintiffs' efforts to pursue this litigation on the Company's behalf. Defendants moved to stay or dismiss the Delaware derivative action on July 5, 2011. The motion to stay was heard by the court on October 27, 2011, and on January 27, 2012 the court granted the Company's motion and stayed the case indefinitely subject to plaintiff seeking to lift the stay under specified conditions. The Company is currently unable to determine if the resolution of these matters will have an adverse effect on the Company's financial position, liquidity or results of operations.

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

Note 10. JOINT VENTURES

Joint Venture with Woongjin Energy Co., Ltd ("Woongjin Energy")

The Company and Woongjin Holdings Co., Ltd. ("Woongjin") formed Woongjin Energy in fiscal 2006, a joint venture to manufacture monocrystalline silicon ingots in Korea. The Company supplies polysilicon, services, and technical support required for silicon ingot manufacturing to Woongjin Energy. Once manufactured, the Company purchases the silicon ingots from Woongjin Energy under a nine-year agreement through 2016. There is no obligation or expectation for the Company to provide additional funding to Woongjin Energy.

On June 30, 2010, Woongjin Energy completed its initial public offering ("IPO") and the sale of 15.9 million new shares of common stock. The Company did not participate in this common stock issuance and its percentage equity ownership was subsequently diluted. As a result of the completion of the IPO, the Company concluded that Woongjin Energy is no longer a variable interest entity ("VIE"). During fiscal 2011, the Company sold 15.5 million shares of Woongjin Energy on the open market for total proceeds, net of tax, amounting to $78.8 million subsequently reducing the Company's percentage equity in

Woongjin Energy and its investment carrying balance. As of January 1, 2012, $3.4 million of the net proceeds was included in "Prepaid expenses and other current assets" on the Company's Consolidated Balance Sheets due to timing of cash settlement for trades executed near year end. As of January 1, 2012 and January 2, 2011, the Company held 3.9 million and 19.4 million shares, respectively, or a percentage equity ownership of 6% and 31%, respectively. The market value of the Company's equity interest in Woongjin Energy was $14.1 million on December 29, 2011.

As of January 1, 2012 and January 2, 2011, the Company's carrying value of its investment in Woongjin Energy totaled $14.0 million and $76.6 million, respectively, in its Consolidated Balance Sheets. The Company accounts for its investment in Woongjin Energy using the equity method since the Company is able to exercise significant influence over Woongjin Energy due to its board position and its consumption of a significant portion of their output. The Company's investment is classified as "Other long-term assets" in the Consolidated Balance Sheets and the Company's share of Woongjin Energy's income totaling $9.8 million, $14.4 million, and $9.8 million in fiscal 2011, 2010, and 2009, respectively, is included in "Equity in earnings of unconsolidated investees" in the Consolidated Statements of Operations. The Company recorded total cash gains of $5.9 million in "Gain on sale of equity interest in unconsolidated investee" in the Company's Consolidated Statement of Operations as a result of the Company's sale of 15.5 million shares of Woongjin Energy during fiscal 2011, which decreased the Company's equity ownership from 31% to 6%. The Company recorded total non-cash gains of $0.3 million during fiscal 2011 and $28.3 million during fiscal 2010 in "Gain on change in equity interest in unconsolidated investee" in the Company's Consolidated Statement of Operations due to its equity interest in Woongjin Energy being diluted as a result of Woongjin Energy's IPO and issuance of additional equity to other investors. As of January 1, 2012, the Company's maximum exposure to loss as a result of its involvement with Woongjin Energy was limited to the carrying value of its investment.

As of January 1, 2012 and January 2, 2011, $24.4 million and $18.4 million, respectively, remained due and receivable from Woongjin Energy related to polysilicon the Company supplied to Woongjin Energy for silicon ingot manufacturing. Payments to Woongjin Energy for manufactured silicon ingots totaled $238.5 million, $183.6 million, and $152.3 million during fiscal 2011, 2010, and 2009, respectively. As of January 1, 2012 and January 2, 2011, $44.1 million and $32.6 million, respectively, remained due and payable to Woongjin Energy. In addition, the Company conducted other related-party transactions with Woongjin Energy in fiscal 2010. During fiscal 2010, the Company recognized revenue related to the sale of solar panels to Woongjin Energy of $0.3 million. As of both January 1, 2012 and January 2, 2011, zero remained due and receivable from Woongjin Energy related to the sale of these solar panels.

Woongjin Energy qualified as a "significant investee" of the Company in fiscal 2009 as defined in SEC Regulation S-X Rule 4-08(g). Summarized financial information adjusted to conform to U.S. GAAP for Woongjin Energy for the years ended January 1, 2012 and January 2, 2011 is as follows:

Balance Sheets
	Year Ended
(In thousands)	January 1, 2012	January 2, 2011
Assets
Current assets	$148,867	$152,995
Noncurrent assets	206,761	249,760
Total assets	$355,628	$402,755
Liabilities
Current liabilities	$147,227	$86,575
Noncurrent liabilities	54,161	53,736
Total liabilities	$201,388	$140,311

Statements of Operations
	Year Ended
(In thousands)	January 1, 2012	January 2, 2011	January 3, 2010
Revenue	$282,069	$138,362	$91,257
Cost of revenue	242,708	80,959	42,262
Gross margin	39,361	57,403	48,995
Operating income	24,226	49,703	43,978
Net income	15,474	41,103	21,094

Joint Venture with First Philec Solar Corporation ("First Philec Solar")

The Company and First Philippine Electric Corporation ("First Philec") formed First Philec Solar in fiscal 2007, a joint venture to provide wafer slicing services of silicon ingots to the Company in the Philippines. The Company supplies to First Philec Solar silicon ingots and technology required for slicing silicon. Once manufactured, the Company purchases the completed silicon wafers from First Philec Solar under a six-year wafering supply and sales agreement through 2013. There is no obligation or expectation for the Company to provide additional funding to First Philec Solar.

As of January 1, 2012 and January 2, 2011, the Company's carrying value of its investment in the joint venture totaled $6.9 million and $6.1 million, respectively, in its Consolidated Balance Sheets which represented a 15% equity investment in both periods. The Company accounts for its investment in First Philec Solar using the equity method since the Company is able to exercise significant influence over First Philec Solar due to its board positions. The Company's investment is classified as "Other long-term assets" in the Consolidated Balance Sheets and the Company's share of First Philec Solar's income of $0.8 million, $0.4 million, and $0.1 million in fiscal 2011, 2010, and 2009, respectively is included in “Equity in earnings of unconsolidated investees” in the Consolidated Statements of Operations. The Company recorded a non-cash loss during fiscal 2010 of $0.3 million in "Gain on change in equity interest in unconsolidated investee" in the Company's Consolidated Statement of Operations due to its equity interest in First Philec Solar being diluted from 20% to 15% as a result of First Philec Solar's issuance of additional equity to other investors. As of January 1, 2012, the Company's maximum exposure to loss as a result of its involvement with First Philec Solar was limited to the carrying value of its investment.

As of January 1, 2012 and January 2, 2011, $8.1 million and $3.3 million, respectively, remained due and receivable from First Philec Solar related to the wafer slicing process of silicon ingots supplied by the Company to First Philec Solar. Payments to First Philec Solar for wafer slicing services of silicon ingots totaled $134.4 million, $87.1 million, and $48.5 million during fiscal 2011, 2010, and 2009, respectively. As of January 1, 2012 and January 2, 2011, $8.0 million, and $9.0 million, respectively, remained due and payable to First Philec Solar related to the purchase of silicon wafers.

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

Joint Venture with AUOSP

The Company, through its subsidiaries SunPower Technology, Ltd. ("SPTL") formed the joint venture
AUOSP, formerly SunPower Malaysia Manufacturing Sdn. Bhd., with AUO and AU Optronics Corporation, the ultimate parent company of AUO ("AUO Taiwan") in the third quarter of fiscal 2010. The Company, through SPTL, and AUO each own 50% of the joint venture AUOSP. AUOSP owns a solar cell manufacturing facility ("FAB 3") in Malaysia and manufactures solar cells and sells them on a "cost-plus" basis to the Company and AUO.

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

The Company and AUO are not permitted to transfer any of AUOSP's shares held by them, except to each other and to their direct or indirect wholly-owned subsidiaries. During the second half of fiscal 2010, the Company, through SPTL, and AUO each contributed total initial funding of $27.9 million. In fiscal 2011, the Company and AUO each contributed an additional $80.0 million and will each contribute additional amounts through 2014 amounting to $241.0 million, or such lesser amount as the parties may mutually agree. In addition, if AUOSP, SPTL or AUO requests additional equity financing to AUOSP, then SPTL and AUO will each be required to make additional cash contributions of up to $50.0 million in the aggregate (See Note 9).

The Company has concluded that it is not the primary beneficiary of AUOSP since, although the Company and AUO are both obligated to absorb losses or have the right to receive benefits, the Company alone does not have the power to direct the activities of AUOSP that most significantly impact its economic performance. In making this determination the Company considered the shared power arrangement, including equal board governance for significant decisions, elective appointment, and the fact that both parties contribute to the activities that most significantly impact the joint venture's economic performance. As a result of the shared power arrangement the Company deconsolidated AUOSP in the third quarter of fiscal 2010 and accounts for its investment in the joint venture under the equity method. The Company recognized a non-cash gain of $23.0 million as a result of deconsolidating the carrying value of AUOSP as of July 5, 2010. Under the deconsolidation accounting guidelines, an investor's opening investment is recorded at fair value on the date of deconsolidation. The Company recognized an additional non-cash gain of $13.8 million representing the difference between the initial fair value of the investment and its carrying value. The total non-cash gain of $36.8 million upon deconsolidation is classified as "Gain on deconsolidation of consolidated subsidiary" in "Other income" for fiscal 2010 within the Company's Consolidated Statements of Operations.

As of January 1, 2012 and January 2, 2011, the Company's carrying value of its investment (which represents its 50% equity investment) totaled $109.0 million and $33.7 million, respectively, in its Consolidated Balance Sheets. The Company accounts for its investment in AUOSP using the equity method in which the investment is classified as "Other long-term assets" in the Consolidated Balance Sheets. The Company's share of AUOSP's net loss for fiscal 2011 and 2010 totaled $4.6 million and $8.0 million, respectively, which is included in "Equity in earnings of unconsolidated investees" in the Consolidated Statement of Operations. The Company accounts for its share of AUOSP's net loss with a quarterly lag in reporting.

As of January 1, 2012 and January 2, 2011, $66.4 million, and $7.5 million, respectively, remained due and receivable from AUOSP and $101.7 million and $6.0 million, respectively, remained due and payable to AUOSP. Payments to AUOSP for solar cells totaled $215.8 million and zero during fiscal 2011 and 2010, respectively. As of January 1, 2012, the Company's maximum exposure to loss as a result of its involvement with AUOSP is limited to the carrying value of its investment.

Note 11. DEBT AND CREDIT SOURCES

The following table summarizes the Company's outstanding debt as of January 1, 2012 and the related maturity dates:

(In thousands)	Face Value	2012	2013	2014	2015	2016	Beyond 2016
Convertible debt:
4.50% debentures	$250,000	$—	$—	$—	$250,000	$—	$—
4.75% debentures	230,000	—	—	230,000	—	—	—
1.25% debentures	198,608	198,608	—	—	—	—	—
0.75% debentures	79	—	—	—	79	—	—
IFC mortgage loan	75,000	—	12,500	15,000	15,000	15,000	17,500
CEDA loan	30,000	—	—	—	—	—	30,000
Credit Agricole revolving credit facility	250,000	—	250,000	—	—	—	—
	$1,033,687	$198,608	$262,500	$245,000	$265,079	$15,000	$47,500

Convertible Debt

The following table summarizes the Company's outstanding convertible debt (which is additionally reflected in the table above):

	January 1, 2012			January 2, 2011
(In thousands)	Carrying Value	Face Value	Fair Value (1)	Carrying Value	Face Value	Fair Value (1)
4.50% debentures	$193,189	$250,000	$205,905	$179,821	$250,000	$230,172
4.75% debentures	230,000	230,000	200,967	230,000	230,000	215,050
1.25% debentures (2)	196,710	198,608	197,615	182,023	198,608	188,429
0.75% debentures	79	79	79	79	79	75
	$619,978	$678,687	$604,566	$591,923	$678,687	$633,726

(1)	The fair value of the convertible debt was determined based on quoted market prices as reported by an independent pricing source.

(2)
The carrying value of the 1.25% senior convertible debentures ("1.25% debentures") was classified as short-term liabilities within "Convertible debt, current portion" in the Consolidated Balance Sheet as of January 1, 2012 as the holders may require the Company to repurchase all of their 1.25% debentures on February 15, 2012.

4.50% Debentures

On April 1, 2010, the Company issued $220.0 million in principal amount of its 4.50% senior cash convertible debentures ("4.50% debentures") and received net proceeds of $214.9 million, before payment of the net cost of the call spread overlay described below. On April 5, 2010, the initial purchasers of the 4.50% debentures exercised the $30.0 million over-allotment option in full and the Company received net proceeds of $29.3 million. Interest is payable semi-annually, on March 15 and September 15 of each year, at a rate of 4.50% per annum which commenced on September 15, 2010. The 4.50% debentures mature on March 15, 2015 unless repurchased or converted in accordance with their terms prior to such date.

The 4.50% debentures are convertible only into cash, and not into shares of the Company's common stock (or any other securities). Prior to December 15, 2014, if the weighted average price of the Company's common stock was more than 130% of the then current conversion price for at least 20 out of 30 consecutive trade days in the last month of the fiscal quarter, then holders of the 4.50% debentures have the right to convert the debentures any day in the following fiscal quarter and, thereafter, they will be convertible at any time, based on an initial conversion price of $22.53 per share of the Company's common stock. The conversion price will be subject to adjustment in certain events, such as distributions of dividends or stock splits. Upon conversion, the Company will deliver an amount of cash calculated by reference to the price of its common stock over the applicable observation period. The Company may not redeem the 4.50% debentures prior to maturity. Holders may also require the Company to repurchase all or a portion of their 4.50% debentures upon a fundamental change, as defined in the debenture agreement, at a cash repurchase price equal to 100% of the principal amount plus accrued and unpaid interest. In the event of certain events of default, such as the Company's failure to make certain payments or perform or observe certain obligations thereunder, Wells Fargo, the trustee, or holders of a specified amount of then-outstanding 4.50% debentures will have the right to declare all amounts then outstanding due and payable.

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

The embedded cash conversion option within the 4.50% debentures and the over-allotment option related to the 4.50% debentures are derivative instruments that are required to be separated from the 4.50% debentures and accounted for separately as derivative instruments (derivative liabilities) with changes in fair value reported in the Company's Consolidated Statements of Operations until such transactions settle or expire. The initial fair value liabilities of the embedded cash conversion option and over-allotment option of $71.3 million and $0.5 million, respectively, were classified within "Other long-term liabilities" and simultaneously reduced the carrying value of "Convertible debt, net of current portion" (effectively an original issuance discount on the 4.50% debentures of $71.8 million) in the Company's Consolidated Balance Sheet.

From April 1, 2010 to April 5, 2010, the date the initial purchasers of the 4.50% debentures exercised the $30.0 million over-allotment option in full, the Company incurred a non-cash loss of $1.4 million related to the change in fair value of the over-allotment option during that period. The non-cash loss of $1.4 million is reflected in "Gain on mark-to-market derivatives" in the Company's Consolidated Statement of Operations for fiscal 2010. Upon the exercise of the over-allotment option, the ending fair value liability of the over-allotment option on April 5, 2010 of $1.9 million was reclassified to the original issuance discount of the 4.50% debentures.

In addition, the initial $10.0 million fair value liability of the embedded cash conversion option within the $30.0 million of additional principal of the Company's 4.50% debentures purchased upon exercise of the over-allotment option was classified within "Other long-term liabilities" and simultaneously reduced the carrying value of "Convertible debt, net of current portion" (the total original issuance discount on the 4.50% debentures was $79.9 million) in the Company's Consolidated Balance Sheet.

In fiscal 2011 and 2010, the Company recognized a non-cash gain of $34.0 million and $45.2 million, respectively, recorded in "Gain on mark-to-market derivatives" in the Company's Consolidated Statement of Operations related to the change in fair value of the embedded cash conversion option and over-allotment option. The fair value liability of the embedded cash conversion option as of January 1, 2012 and January 2, 2011 totaled $0.8 million and $34.8 million, respectively, and is classified within "Other long-term liabilities" in the Company's Consolidated Balance Sheets.

The embedded cash conversion option is fair valued utilizing Level 2 inputs consisting of the exercise price of the instrument, the Company's common stock price and volatility, the risk free interest rate and the contractual term. Such derivative instruments are not traded on an open market as the banks are the counterparties to the instruments.

Significant inputs for the valuation of the embedded cash conversion option are as follows:

	As of (1)
	January 1, 2012	January 2, 2011
Stock price	$6.23	$12.83
Exercise price	$22.53	$22.53
Interest rate	0.84%	1.63%
Stock volatility	44.00%	49.80%
Maturity date	February 18, 2015	February 18, 2015

(1)
The valuation model utilizes these inputs to value the right but not the obligation to purchase one share at $22.53. The Company utilized a Black-Scholes valuation model to value the embedded cash conversion option. The underlying input assumptions were determined as follows:

(i)	Stock price. The closing price of the Company's common stock on the last trading day of the quarter.

(ii)	Exercise price. The exercise price of the embedded conversion option.

(iii)	Interest rate. The Treasury Strip rate associated with the life of the embedded conversion option.

(iv)	Stock volatility. The volatility of the Company's common stock over the life of the embedded conversion option.

The Company recognized $13.4 million and $7.4 million in non-cash interest expense during fiscal 2011 and 2010 related to the amortization of the debt discount on the 4.50% debentures. As of January 1, 2012 the remaining periods over which the unamortized debt discount associated with the 4.50% debentures will be recognized is as follows:

(In thousands)	Debt Discount
2012	$15,361
2013	17,340
2014	19,748
2015	4,362
$56,811

Call Spread Overlay with Respect to 4.50% Debentures ("CSO2015")

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

Under the terms of the 4.50% Bond Hedge, the Company bought from affiliates of certain of the initial purchasers options to acquire, at an exercise price of $22.53 per share, subject to customary adjustments for anti-dilution and other events, cash in an amount equal to the market value of up to 11.1 million shares of the Company's common stock. Under the terms of the original 4.50% Warrants, the Company sold to affiliates of certain of the initial purchasers of the 4.50% cash convertible debentures warrants to acquire, at an exercise price of $27.03 per share (subject to customary adjustments for anti-dilution and other events), cash in an amount equal to the market value of up to 11.1 million shares of the Company's common stock. Each 4.50% Bond Hedge and 4.50% Warrant transaction is a separate transaction, entered into by the Company with each counterparty, and is not part of the terms of the 4.50% debentures. On December 23, 2010, the Company amended and restated the original 4.50% Warrants so that the holders would, upon exercise of the 4.50% Warrants, no longer receive cash but instead would acquire up to 11.1 million shares of the Company's common stock. According to the counterparties to the warrants, the consummation of the Total Tender Offer triggered their rights to make a downward adjustment to the strike price of the warrants. In the third quarter of fiscal 2011, the Company and the counter parties to the 4.50% Warrants agreed to reduce the exercise price of the 4.50% Warrants from $27.03 to $24.00.

As a result of the terms of the Warrants being amended and restated so that they are settled in shares of the Company's common stock rather than in cash, the fair value as of December 23, 2010 of $30.2 million was reclassified from "Other long-term liabilities" to "Additional paid in capital" in the Company's Consolidated Balance Sheet. Further, the Warrants are not be subjected to mark-to-market accounting treatment subsequent to December 23, 2010.

The 4.50% Bond Hedge, which is indexed to the Company's common stock, is a derivative instrument that requires mark-to-market accounting treatment due to the cash settlement features until such transactions settle or expire. Similarly, the original 4.50% Warrants was a derivative instrument that required mark-to-market accounting treatment through December 23, 2010. The initial fair value of the 4.50% Bond Hedge was classified as "Other long-term assets" in the Company's Consolidated Balance Sheets.

The fair value of the 4.50% Bond Hedge as of January 1, 2012 and January 2, 2011 totaled $0.8 million and $34.5 million, respectively, and is classified within "Other long-term assets" in the Company's Consolidated Balance Sheets. In fiscal 2011the Company recognized a non-cash loss of $33.7 million in "Gain on mark-to-market derivatives" in the Company's Consolidated Statement of Operations related to the change in fair value of the 4.50% Bond Hedge. In fiscal 2010 the Company recognized a non-cash loss of $9.4 million in "Gain on mark-to-market derivatives" in the Company's Consolidated Statement of Operations related to the net change in fair value of the 4.50% Bond Hedge during the full year and the change in fair value of the original Warrants until their amendment on December 23, 2010.

The 4.50% Bond Hedge derivative instruments are fair valued utilizing Level 2 inputs consisting of the exercise price of the instruments, the Company's common stock price and volatility, the risk free interest rate and the contractual term. Such derivative instruments are not traded on an open market. Valuation techniques utilize the inputs described above in addition to liquidity and institutional credit risk inputs.

Significant inputs for the valuation of the 4.50% Bond Hedge are as follows:

	As of (1)
	January 1, 2012	January 2, 2011
Stock price	$6.23	$12.83
Exercise price	$22.53	$22.53
Interest rate	0.84%	1.63%
Stock volatility	44.00%	49.80%
Credit risk adjustment	1.93%	1.25%
Maturity date	February 18, 2015	February 18, 2015

(1)
The valuation model utilizes these inputs to value the right but not the obligation to purchase one share at $22.53 for the 4.50% Bond Hedge. The Company utilized a Black-Scholes valuation model to value the 4.50% Bond Hedge. The underlying input assumptions were determined as follows:

(i)	Stock price. The closing price of the Company's common stock on the last trading day of the quarter.

(ii)	Exercise price. The exercise price of the 4.50% Bond Hedge.

(iii)	Interest rate. The Treasury Strip rate associated with the life of the 4.50% Bond Hedge.

(iv)	Stock volatility. The volatility of the Company's common stock over the life of the 4.50% Bond Hedge.

(v)	Credit risk adjustment. Represents the weighted average of the credit default swap rate of the counterparties.

4.75% Debentures

In May 2009, the Company issued $230.0 million in principal amount of its 4.75% senior convertible debentures ("4.75% debentures"), before payment of the net cost for the call spread overlay described below. Interest on the 4.75% debentures is payable on April 15 and October 15 of each year. Holders of the 4.75% debentures are able to exercise their right to convert the debentures at any time into shares of the Company's common stock at a conversion price equal to $26.40 per share. The applicable conversion rate may adjust in certain circumstances, including upon a fundamental change, as described in the indenture governing the 4.75% debentures. If not earlier converted, the 4.75% debentures mature on April 15, 2014. Holders may also require the Company to repurchase all or a portion of their 4.75% debentures upon a fundamental change at a cash repurchase price equal to 100% of the principal amount plus accrued and unpaid interest. In the event of certain events of default, such as the Company's failure to make certain payments or perform or observe certain obligations thereunder, Wells Fargo, the trustee, or holders of a specified amount of then-outstanding 4.75% debentures will have the right to declare all amounts then outstanding due and payable.

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

Call Spread Overlay with Respect to 4.75% Debentures ("CSO2014")

Concurrent with the issuance of the 4.75% debentures, the Company entered into certain convertible debenture hedge transactions (the "4.75% Bond Hedge") and warrant transactions (the "4.75% Warrants") with affiliates of certain of the underwriters of the 4.75% debentures (the "CSO2014"), whereby the cost of the 4.75% Bond Hedges purchased by the Company to cover the potential share outlays upon conversion of the debentures is reduced by the sales prices of the 4.75% Warrants. The CSO2014 are not subject to mark-to-market accounting treatment since they may only be settled by issuance of the Company's common stock.

The 4.75% Bond Hedge allows the Company to purchase up to 8.7 million shares of the Company's common stock. The 4.75% Bond Hedge will be settled on a net share basis. Each 4.75% Bond Hedge and 4.75% Warrant is a separate transaction, entered into by the Company with each counterparty, and is not part of the terms of the 4.75% debentures. Holders of the 4.75% debentures do not have any rights with respect to the 4.75% Bond Hedges and 4.75% Warrants. The exercise prices of the 4.75% Bond Hedge are $26.40 per share of the Company's common stock, subject to customary adjustment for anti-dilution and other events.

The Bond Hedge, which was indexed to the Company's former class A common stock, was deemed to be a mark-to-market derivatives during the one-day period in which the over-allotment option in favor of the 4.75% debenture underwriters was unexercised, resulting in a non-cash gain on purchased options of $21.2 million in the second quarter of fiscal 2009 in "Gain on mark-to-market derivatives" in the Company's Consolidated Statement of Operations.

Under the 4.75% Warrants, the Company sold warrants to acquire up to 8.7 million shares of the Company's common stock at an exercise price of $38.50 per share of the Company's common stock, subject to adjustment for certain anti-dilution and other events. The 4.75% Warrants expire in 2014. According to the counterparties to the warrants, the consummation of the Total Tender Offer triggered their rights to make a downward adjustment to the strike price of the warrants. In the third quarter of fiscal 2011, the Company and the counterparties to the 4.75% Warrants agreed to reduce the exercise price of the 4.75% Warrants from $38.50 to $26.40, which is no longer above the conversion price of the 4.75% debentures.

1.25% Debentures and 0.75% Debentures

In February 2007, the Company issued $200.0 million in principal amount of its 1.25% senior convertible debentures and received net proceeds of $194.0 million. During the fourth quarter of fiscal 2008, the Company received notices for the conversion of $1.4 million in principal amount of the 1.25% debentures which it settled for $1.2 million in cash and 1,000 shares of common stock. As of January 1, 2012, an aggregate principal amount of $198.6 million of the 1.25% debentures remain issued and outstanding. Interest on the 1.25% debentures is payable on February 15 and August 15 of each year, which commenced August 15, 2007. The 1.25% debentures mature on February 15, 2027. Holders may require the Company to repurchase all or a portion of their 1.25% debentures on each of February 15, 2012, February 15, 2017 and February 15, 2022, or if the Company experiences certain types of corporate transactions constituting a fundamental change, as defined in the indenture governing the 1.25% debentures. In addition, the Company may redeem some or all of the 1.25% debentures on or after February 15, 2012. Accordingly, the Company classified the 1.25% debentures as short-term liabilities and long-term liabilities in the Consolidated Balance Sheets as of January 1, 2012 and January 2, 2011, respectively. The 1.25% debentures are convertible, subject to certain conditions, into cash up to the lesser of the principal amount or the conversion value. If the conversion value is greater than $1,000, then the excess conversion value will be convertible into the Company's common stock. The initial effective conversion price of the 1.25% debentures is $56.75 per share and is subject to customary adjustments in certain circumstances. On February 16, 2012, the Company repurchased $198.6 million in principal amount of the 1.25% debentures at a cash price of $199.8 million, representing 100% of the principal amount plus accrued and unpaid interest. None of the 1.25% debentures remained issued and outstanding after the repurchase.

In July 2007, the Company issued $225.0 million in principal amount of its 0.75% senior convertible debentures and received net proceeds of $220.1 million. In fiscal 2009, the Company repurchased $81.1 million in principal amount of the 0.75% debentures for $75.6 million in cash. In fiscal 2010, the Company repurchased $143.8 million in principal amount of the 0.75% debentures for $143.8 million in cash, of which $143.3 million was pursuant to the contracted debenture holder put on August 2, 2010. As of January 1, 2012, an aggregate principal amount of $0.1 million of the 0.75% debentures remain issued and outstanding. Interest on the 0.75% debentures is payable on February 1 and August 1 of each year, which commenced February 1, 2008. The 0.75% debentures mature on August 1, 2027. Holders of the remaining 0.75% debentures could require the Company to repurchase all or a portion of their debentures on each of August 1, 2015, August 1, 2020 and August 1, 2025, or if the Company was involved in certain types of corporate transactions constituting a fundamental change, as defined in the indenture governing the 0.75% debentures. In addition, the Company could redeem the remaining 0.75% debentures on or after August 2, 2010. The 0.75% debentures were classified as long-term liabilities in the Company's Consolidated Balance Sheets as of January 1, 2012 and January 2, 2011, respectively, as the Company is not planning to redeem the remaining 0.75% debentures until it is required to repurchase all or a portion of the 0.75% debentures commencing on August 1, 2015. The 0.75% debentures are convertible, subject to certain conditions, into cash up to the lesser of the principal amount or the conversion value. If the conversion value is greater than $1,000, then the excess conversion value will be convertible into cash, common stock or a combination of cash and common stock, at the Company's election. The initial effective conversion price of the 0.75% debentures is $82.24 per share and is subject to customary adjustments in certain circumstances.

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

If the closing price of the Company's common stock equals or exceeds 125% of the initial effective conversion price governing the 1.25% debentures and 0.75% debentures for 20 out of 30 consecutive trading days in the last month of the fiscal quarter then holders of the 1.25% debentures and 0.75% debentures have the right to convert the debentures any day in the following fiscal quarter. Because the closing price of the Company's common stock on at least 20 of the last 30 trading days during the fiscal quarters ending January 1, 2012 and January 2, 2011 did not equal or exceed 125% of the applicable conversion price for its 1.25% debentures and 0.75% debentures, holders of the 1.25% debentures and 0.75% debentures are and were unable to exercise their right to convert the debentures, based on the market price conversion trigger, on any day in the first quarters of fiscal 2012 and 2011. Accordingly, the Company classified its 1.25% debentures as short-term in its Consolidated Balance Sheet as of January 1, 2012 and its 1.25% debentures and 0.75% debentures as long-term in its Consolidated Balance Sheet as of January 2, 2011. This test is repeated each fiscal quarter, therefore, if the market price conversion trigger is satisfied in a subsequent quarter, the 0.75% debentures may be reclassified as short-term.

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

The Company recognized $14.7 million, $15.8 million, and $21.9 million in non-cash interest expense during fiscal 2011, 2010, and 2009, respectively, related to the 1.25% debentures and 0.75% debentures. As of January 1, 2012 the unamortized debt discount associated with the 1.25% debentures of $1.9 million will be recognized in fiscal 2012.

February 2007 Amended and Restated Share Lending Arrangement and July 2007 Share Lending Arrangement

Concurrent with the offering of the 1.25% debentures, the Company lent 2.9 million shares of its former class A common stock to LBIE, an affiliate of Lehman Brothers, one of the underwriters of the 1.25% debentures. Concurrent with the offering of the 0.75% debentures, the Company also lent 1.8 million shares of its former class A common stock to CSI, an affiliate of Credit Suisse Securities (USA) LLC ("Credit Suisse"), one of the underwriters of the 0.75% debentures. The loaned shares are to be used to facilitate the establishment by investors in the 1.25% debentures and 0.75% debentures of hedged positions in the Company's common stock. Under the share lending agreement, LBIE had the ability to offer the shares that remain in LBIE's possession to facilitate hedging arrangements for subsequent purchasers of both the 1.25% debentures and 0.75% debentures and, with the Company's consent, purchasers of securities the Company may issue in the future. The Company did not receive any proceeds from these offerings of former class A common stock, but received a nominal lending fee of $0.001 per share for each share of common stock that is loaned under the share lending agreements described below.

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

Any shares loaned to LBIE and CSI are considered issued and outstanding for corporate law purposes and, accordingly, the holders of the borrowed shares have all of the rights of a holder of the Company's outstanding shares, including the right to vote the shares on all matters submitted to a vote of the Company's stockholders and the right to receive any dividends or other distributions that the Company may pay or make on its outstanding shares of common stock. However, LBIE and CSI agreed to pay to the Company an amount equal to any dividends or other distributions that the Company pays on the borrowed shares. The shares are listed for trading on the Nasdaq Global Select Market.

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

The Company filed a claim in the LBIE proceeding for 240.9 million and a corresponding claim in the Lehman Chapter 11 proceeding under Lehman's guaranty of LBIE's obligations. On December 16, 2010, the Company entered into an assignment agreement with Deutsche Bank under which the Company assigned to Deutsche Bank its claims against LBIE and Lehman in connection with the share lending arrangement. Under the assignment agreement, Deutsche Bank paid the Company $24.0 million for the claims on December 16, 2010, and the Company may receive, upon the final allowance or admittance of the claims in the U.K. and U.S. proceedings, an additional payment for the claims. The Company cannot predict the amount of any such payment for the claims and cannot guarantee that it will receive any additional payment for the claims. Under the assignment agreement, rights to any shares lent to LBIE, which were not returned as required pursuant to the terms of the original agreement, were assigned to Deutsche Bank.

The shares lent to CSI were excluded for the purpose of computing and reporting the Company's basic and diluted weighted average shares or earnings per share. If Credit Suisse or its affiliates, including CSI, were to file bankruptcy or commence similar administrative, liquidating, restructuring or other proceedings, the Company may have had to consider 1.8 million shares lent to CSI as issued and outstanding for purposes of calculating earnings per share. In connection with the Company's repurchase of 100% of the principal amount of the 1.25% debentures, on February 23, 2012, the 1.8 million shares of the Company's common stock lent to CSI were returned and the share lending agreement was thereby terminated.

In the first quarter of fiscal 2010, the Company adopted new accounting guidance that requires its February 2007 amended and restated share lending arrangement and July 2007 share lending arrangement to be valued and amortized as interest expense in its Consolidated Statements of Operations in the same manner as debt issuance costs. In addition, in the event that counterparty default under the share lending arrangement becomes probable, the Company is required to recognize an expense in its Consolidated Statement of Operations equal to the then fair value of the unreturned loaned shares, net of any probable recoveries. The Company estimated that the imputed share lending costs (also known as issuance costs) associated with the 2.9 million shares and 1.8 million shares loaned to LBIE and CSI, respectively, totaled $1.8 million and $0.7 million, respectively. The new accounting guidance resulted in a significant non-cash loss due to Lehman filing a petition for protection under Chapter 11 of the U.S. bankruptcy code on September 15, 2008, and LBIE commencing administration proceedings (analogous to bankruptcy) in the United Kingdom. The then fair value of the 2.9 million shares of the Company's former class A common stock loaned and unreturned by LBIE was $213.4 million, and amount recovered under the assignment agreement on December 16, 2010 was $24.0 million, which was reflected in the third quarter of fiscal 2008 and fourth quarter of fiscal 2010, respectively, as "Gain (loss) on share lending arrangement" in the Company's Consolidated Statements of Operations. The Company presents proceeds received for transactions involving its common stock as financing cash flows.

As of January 1, 2012 the fair value of the 1.8 million outstanding loaned shares of common stock to CSI was $11.2 million (based on a market price of $6.23 as of December 30, 2011).

Mortgage Loan Agreement with International Finance Corporation ("IFC")

On May 6, 2010, SPML and SPML Land, Inc. ("SPML Land"), both subsidiaries of the Company, entered into a mortgage loan agreement with IFC. Under the loan agreement, SPML may borrow up to $75.0 million from IFC, after satisfying certain conditions to disbursement, and SPML and SPML Land pledged certain assets as collateral supporting SPML's repayment obligations. The Company guaranteed SPML's obligations to IFC.

Under the loan agreement, SPML may borrow up to $75.0 million during the first two years, and SPML shall repay the amount borrowed, starting 2 years after the date of borrowing, in 10 equal semiannual installments over the following 5 years. SPML shall pay interest of LIBOR plus 3% per annum on outstanding borrowings, and a front-end fee of 1% on the principal amount of borrowings at the time of borrowing, and a commitment fee of 0.5% per annum on funds available for borrowing and not borrowed. SPML may prepay all or a part of the outstanding principal, subject to a 1% prepayment premium. The loan agreement includes conditions to disbursements, representations, covenants, and events of default customary for financing transactions of this type. Covenants in the loan agreement include, but are not limited to, restrictions on SPML's ability to issue dividends, incur indebtedness, create or incur liens on assets, and make loans to or investments in third parties. As of January 1, 2012, the Company has obtained a waiver from IFC related to a payment dispute with a third party. The waiver extends to March 30, 2012 and the Company is seeking to extend the waiver. Additionally, in accordance with the terms of the mortgage loan agreement, the Company is required to establish a debt service reserve account which shall contain the amount, as determined by IFC, equal to the aggregate principal and interest due on the next succeeding interest payment date after such date. As of January 1, 2012 and January 2, 2011, the Company had restricted cash and cash equivalents of $1.3 million and $0.9 million, respectively, related to the IFC debt service reserve.

On June 9, 2011, SPML borrowed $25.0 million under the loan agreement. As of January 1, 2012 and January 2, 2011, SPML had $75.0 million and $50.0 million, respectively, outstanding under the mortgage loan agreement which is classified as

"Long-term debt" in the Company's Consolidated Balance Sheets. The loan was collateralized by SPML's property, plant and equipment with a net book value of approximately $196.6 million as of January 1, 2012.

Loan Agreement with California Enterprise Development Authority ("CEDA")

On December 29, 2010, the Company borrowed the proceeds of the $30.0 million aggregate principal amount of CEDA's tax-exempt Recovery Zone Facility Revenue Bonds (SunPower Corporation - Headquarters Project) Series 2010 (the "Bonds") maturing April 1, 2031 under a loan agreement with CEDA. The Company's obligations under the loan agreement are contained in a promissory note dated December 29, 2010 issued by the Company to CEDA, which assigned the promissory note, along with all right, title and interest in the loan agreement, to Wells Fargo, as trustee, with respect to the Bonds for the benefit of the holders of the Bonds. The Bonds initially bore interest at a variable interest rate (determined weekly), but at the Company's option were converted into fixed-rate bonds (which include covenants of, and other restrictions on, the Company). Additionally, in accordance with the terms of the loan agreement, the Company is required to keep all loan proceeds on deposit with Wells Fargo, the trustee, until funds are withdrawn by it for use in relation to the design and leasehold improvements of its new corporate headquarters in San Jose, California. As of January 1, 2012 and January 2, 2011, the Company had restricted cash and cash equivalents of $10.0 million and $28.5 million, respectively, related to the CEDA loan agreement.

As of January 2, 2011 the $30.0 million aggregate principal amount of the Bonds was classified as "Short-term debt" in the Company's Consolidated Balance Sheet due to the potential for the Bonds to be redeemed or tendered for purchase on June 22, 2011 under the reimbursement agreement described below. On June 1, 2011, the Bonds were converted to bear interest at a fixed rate of 8.50% to maturity and the holders' rights to tender the Bonds prior to their stated maturity was removed. As such, the $30.0 million aggregate principal amount of the Bonds were classified as "Long-term debt" in the Company's Consolidated Balance Sheet as of January 1, 2012.

Concurrently with the execution of the loan agreement and the issuance of the Bonds by CEDA, the Company entered into a reimbursement agreement with Barclays Capital Inc. ("Barclays") pursuant to which the Company caused Barclays to deliver to Wells Fargo a direct-pay irrevocable letter of credit in the amount of $30.4 million (an amount equal to the principal amount of the Bonds plus 38 days' interest thereon). The letter of credit permitted Wells Fargo to draw funds to pay the Company's obligations to pay principal and interest on the Bonds and, in the event the Bonds are redeemed or tendered for purchase, the redemption price or purchase price thereof. Under the reimbursement agreement, the Company deposited $31.8 million in a sequestered account with Barclays, subject to an account control agreement, which funds collateralized the letter of credit pursuant to a cash collateral account pledge agreement entered into by the Company and Barclays on December 29, 2010. Such funds were classified as short-term restricted cash as of January 2, 2011 on the Consolidated Balance Sheet.

Following the conversion of the Bonds to a fixed rate instrument on June 1, 2011 (for which the letter of credit is no longer required), Barclays returned $31.8 million of the deposit, plus the remaining unspent funds and interest earnings, to the Company. In addition, the letter of credit terminated on June 16, 2011, and the Company's obligations under the reimbursement agreement, the cash collateral account pledge agreement and the related account control agreement were thereby terminated.

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

As of January 2, 2011, an aggregate amount of €75.0 million, or approximately $98.0 million based on the exchange rate as of that date, remained outstanding under the revolving credit facility which is classified as "Short-term debt" in the Consolidated Balance Sheets. On September 27, 2011, the Company repaid €75.0 million, or approximately $107.7 million based on the exchange rate as of that date, of outstanding borrowings plus fees, using proceeds received from the September 2011 revolving credit facility with Credit Agricole Corporate and Investment Bank ("Credit Agricole") described below, and terminated the facility.

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

August 2011 Letter of Credit Facility with Deutsche Bank

On August 9, 2011, the Company entered into a letter of credit facility agreement with Deutsche Bank, as issuing bank and as administrative agent, and certain financial institutions, and further amended on December 20, 2011. Payment of obligations under the letter of credit facility is guaranteed by Total S.A. pursuant to the Credit Support Agreement. The letter of credit facility provides for the issuance, upon request by the Company, of letters of credit by the issuing banks thereunder in order to support certain obligations of the Company, in an aggregate amount not to exceed (a) $725.0 million until December 31, 2012; and (b) $771.0 million for the period from January 1, 2013 through December 31, 2013. Aggregate letter of credit amounts may be increased upon the agreement of the parties but, otherwise, may not exceed (i) $878.0 million for the period from January 1, 2014 through December 31, 2014; (ii) $936.0 million for the period from January 1, 2015 through December 31, 2015; and (iii) $1.0 billion for the period from January 1, 2016 through June 28, 2016.

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

As of January 1, 2012, letters of credit issued under the August 2011 letter of credit facility with Deutsche Bank totaled $710.8 million.

September 2011 Letter of Credit Facility with Deutsche Bank Trust

On September 27, 2011, the Company entered into a letter of credit facility with Deutsche Bank Trust which provides for the issuance, upon request by the Company, letters of credit to support obligations of the Company in an aggregate amount not to exceed $200.0 million. Each letter of credit issued under the facility is fully cash-collateralized and the Company has entered into a security agreement with Deutsche Bank Trust, granting them a security interest in a cash collateral account established for this purpose.

As of January 1, 2012 letters of credit issued under the Deutsche Bank Trust facility amounted to $51.3 million which were fully collateralized with restricted cash on the Consolidated Balance Sheets.

October 2010 Collateralized Revolving Credit Facility with Union Bank

In fiscal 2010, the Company entered into a revolving credit facility with Union Bank under which the Company was able to borrow up to $70.0 million from Union Bank until October 28, 2011. The amount available for borrowing under the revolving credit facility was further capped at 30% of the market value of the Company's holding of 19.4 million shares of common stock of Woongjin Energy which were pledged as security under the facility. The Company was required to pay interest on outstanding borrowings of, at the Company's option, (1) LIBOR plus 2.75% or (2) 1.75% plus a base rate equal to the highest of (a) the federal funds rate plus 1.5%, (b) Union Bank's prime rate as announced from time to time, or (c) LIBOR plus 1.0%, per annum; a front end fee of 0.40% on the available borrowing; and a commitment fee of 0.25% per annum on funds available for borrowing and not borrowed.

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

 The Company was required to pay interest on outstanding borrowings of (1) LIBOR plus 2.75%, or (2) 1.75% plus a base rate equal to the higher of (a) the federal funds rate plus 0.50%, or (b) Union Bank's reference rate as announced from time to time; a front-end fee of 0.15% on the total amount available for borrowing; and a commitment fee of 0.50% per annum, calculated on a daily basis, on funds available for borrowing and not borrowed.

On September 27, 2011, the Company repaid $50.0 million of outstanding borrowings plus fees, using proceeds received from the September 2011 revolving credit facility with Credit Agricole described below, and terminated the facility.

September 2011 Revolving Credit Facility with Credit Agricole

On September 27, 2011, the Company entered into a revolving credit agreement with Credit Agricole, as administrative agent, and certain financial institutions, under which the Company may borrow up to $275.0 million until September 27, 2013. Amounts borrowed may be repaid and reborrowed until September 27, 2013.

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

This revolving credit facility requires that the Company maintain certain financial ratios, including that the ratio of its debt at the end of each quarter to EBITDA (earnings before interest, tax, depreciation, and amortization) for the last twelve months, as defined, would not exceed 4.5 to 1. On February 28, 2012, the Company entered into a liquidity support facility with Total S.A. under which it may receive up to $600.0 million of liquidity support. Under this facility, Total S.A. must provide the Company, and the Company must accept from Total S.A., additional liquidity in the form of guarantees, revolving or convertible debt, equity, or other forms of liquidity support agreed to by the Company, in the event that either its actual or projected unrestricted cash, cash equivalents, and unused borrowing capacity are reduced below $100.0 million, or it fails to satisfy any financial covenant under its indebtedness, including the revolving facility with Credit Agricole. See further details in Note 18.

As of January 1, 2012, $250.0 million was outstanding under the revolving credit facility with Credit Agricole which amount is classified as "Long term debt" on the Company's Consolidated Balance Sheets, and additional $25.0 million remained available for borrowing under this facility.

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

The Company is required to recognize derivative instruments as either assets or liabilities at fair value in its Balance Sheets. The Company utilizes the income approach and mid-market pricing to calculate the fair value of its option and forward contracts based on market volatilities, spot and forward rates, interest rates, and credit default swaps rates from published sources. The following table presents information about the Company's hedge instruments measured at fair value on a recurring basis as of January 1, 2012 and January 2, 2011, all of which utilize Level 2 inputs under the fair value hierarchy:

(In thousands)	Balance Sheet Classification	January 1, 2012	January 2, 2011
Assets	Prepaid expenses and other current assets
Derivatives designated as hedging instruments:
Foreign currency option contracts		$5,550	$16,432
Foreign currency forward exchange contracts		47	16,314
		$5,597	$32,746
Derivatives not designated as hedging instruments:
Foreign currency option contracts		$5,080	$—
Foreign currency forward exchange contracts		23,745	3,208
		$28,825	$3,208

Liabilities	Accrued liabilities
Derivatives designated as hedging instruments:
Foreign currency option contracts		$—	$2,909
Foreign currency forward exchange contracts		105	3,295
		$105	$6,204
Derivatives not designated as hedging instruments:
Foreign currency forward exchange contracts		$14,830	$4,060

Valuations are based on quoted prices in markets that are not active or for which all significant inputs are observable, directly or indirectly. The selection of a particular technique to value an over-the-counter ("OTC") foreign currency derivative depends upon the contractual term of, and specific risks inherent with, the instrument as well as the availability of pricing information in the market. The Company generally uses similar techniques to value similar instruments. Valuation techniques utilize a variety of inputs, including contractual terms, market prices, yield curves, credit curves and measures of volatility. For OTC foreign currency derivatives that trade in liquid markets, such as generic forward and option contracts, inputs can generally be verified and selections do not involve significant management judgment.

The following table summarizes the amount of unrealized gain (loss) recognized in "Accumulated other comprehensive income" ("OCI") in "Stockholders' equity" in the Consolidated Balance Sheets:

	Year Ended
(In thousands)	January 1, 2012	January 2, 2011	January 3, 2010
Derivatives designated as cash flow hedges:
Unrealized gain (loss) recognized in OCI (effective portion)	$(32,224)	$56,755	$(14,497)
Less: Loss (gain) reclassified from OCI to revenue (effective portion)	30,456	(46,109)	—
Less: Loss reclassified from OCI to other, net (1)	1,593	—	—
Add: Loss reclassified from OCI to cost of revenue (effective portion)	—	12,478	29,425
Net gain (loss) on derivatives	$(175)	$23,124	$14,928

(1)
The Company reclassified from OCI to "Other, net" a net loss totaling $1.6 million during the year ended January 1, 2012 relating to transactions previously designated as effective cash flow hedges as the Company concluded that the related forecasted transactions are probable not to occur in the hedge period or within an additional two month time period thereafter.

The following table summarizes the amount of gain (loss) recognized in "Other, net" in the Consolidated Statements of Operations in the years ended January 1, 2012, January 2, 2011, and January 3, 2010:

	Year Ended
(In thousands)	January 1, 2012	January 2, 2011	January 3, 2010
Derivatives designated as cash flow hedges:
Loss recognized in "Other, net" on derivatives (ineffective portion and amount excluded from effectiveness testing) (1)	$(18,235)	$(25,659)	$(3,964)
Derivatives not designated as hedging instruments:
Gain (loss) recognized in "Other, net"	$(3,972)	$36,607	$(24,073)

(1)
The amount of loss recognized related to the ineffective portion of derivatives was insignificant. This amount also includes a net $1.6 million loss reclassified from OCI to "Other, net" in the year ended January 1, 2012 relating to transactions previously designated as effective cash flow hedges which did not occur or were now probable not to occur in the hedge period or within an additional two month time period thereafter.

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

As of January 1, 2012, the Company had designated outstanding cash flow hedge option contracts and forward contracts with an aggregate notional value of $67.2 million and $38.8 million, respectively. The maturity dates of the outstanding contracts as of January 1, 2012 range from January to July 2012. As of January 2, 2011, the Company had designated outstanding hedge option contracts and forward contracts with an aggregate notional value of $358.9 million and $534.7 million, respectively. The    Company designates either gross external or intercompany revenue up to its net economic exposure. These derivatives have a maturity of one year or less and consist of foreign currency option and forward contracts. The effective portion of these cash flow hedges are reclassified into revenue when third party revenue is recognized in the Consolidated Statements of Operations.

The Company expects to reclassify the majority of its net gains related to these option and forward contracts that are included in accumulated other comprehensive gain as of January 1, 2012 to revenue in the next 12 months. Cash flow hedges are tested for effectiveness each period based on changes in the spot rate applicable to the hedge contracts against the present value period to period change in spot rates applicable to the hedged item using regression analysis. The change in the time value of the options and the change in the forward points on forward exchange contracts are excluded from the Company's assessment of hedge effectiveness. The premium paid or time value of an option whose strike price is equal to or greater than the market price on the date of purchase is recorded as an asset in the Consolidated Balance Sheets. Thereafter, any change to this time value and the forward points is included in "Other, net" in the Consolidated Statements of Operations.

Under hedge accounting rules for foreign currency derivatives, the Company reflects mark-to-market gains and losses on its hedged transactions in accumulated other comprehensive income (loss) rather than current earnings until the hedged transactions occur. However, if the Company determines that the anticipated hedged transactions are probable not to occur, it must immediately reclassify any cumulative market gains and losses into its Consolidated Statement of Operations. During the year ended January 1, 2012, the Company determined that certain anticipated hedged transactions were probable not to occur due, in part, to the announcement of the feed-in-tariff changes in Italy. As a result, a net loss of $1.6 million was reclassified from "Accumulated other comprehensive income" to "Other, net" in the Company's Consolidated Statement of Operations.

Non-Designated Derivatives Hedging Transaction Exposure

Other derivatives not designated as hedging instruments consist of forward contracts used to hedge re-measurement of foreign currency denominated monetary assets and liabilities primarily for intercompany transactions, receivables from customers, and payables to third parties. Changes in exchange rates between the Company's subsidiaries' functional currencies and the currencies in which these assets and liabilities are denominated can create fluctuations in the Company's reported consolidated financial position, results of operations and cash flows. The Company enters into forward contracts, which are originally designated as cash flow hedges, and de-designates them upon recognition of the anticipated transaction to protect resulting non-functional currency monetary assets. These forward contracts as well as additional forward contracts are entered into to hedge foreign currency denominated monetary assets and liabilities against the short-term effects of currency exchange rate fluctuations. The Company records its derivative contracts that are not designated as hedging instruments at fair value with the related gains or losses recorded in "Other, net" in the Consolidated Statements of Operations. The gains or losses on these contracts are substantially offset by transaction gains or losses on the underlying balances being hedged. As of January 1, 2012, the Company held option contracts and forward contracts with an aggregate notional value of $63.2 million and $162.0 million, respectively, to hedge balance sheet exposure. These forward contracts have maturities of three month or less. As of January 2, 2011, the Company held forward contracts with an aggregate notional value of $934.8 million, to hedge balance sheet exposure.

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

Note 13. INCOME TAXES

The geographic distribution of income (loss) from continuing operations before income taxes and equity in earnings of unconsolidated investees and the components of provision for income taxes are summarized below:

	Year Ended
(In thousands)	January 1, 2012	January 2, 2011	January 3, 2010
Geographic distribution of income (loss) from continuing operations before income taxes and equity in earnings of unconsolidated investees:
U.S. loss	$(431,185)	$(33,795)	$(38,684)
Non-U.S. income (loss)	(156,578)	217,208	82,304
Income (loss) from continuing operations before income taxes and equity in earnings of unconsolidated investees	$(587,763)	$183,413	$43,620
Provision for income taxes:
Current tax benefit (expense)
Federal	$(3,105)	$(1,490)	$(14,263)
State	(317)	2,683	(37)
Foreign	(19,003)	(25,067)	(7,188)
Total current tax expense	$(22,425)	$(23,874)	$(21,488)
Deferred tax benefit
Federal	—	—	—
State	—	—	—
Foreign	326	499	460
Total deferred tax benefit	326	499	460
Provision for income taxes	$(22,099)	$(23,375)	$(21,028)

The provision for income taxes differs from the amounts obtained by applying the statutory U.S. federal tax rate to income before taxes as shown below:

	Year Ended
(In thousands)	January 1, 2012	January 2, 2011	January 3, 2010
Statutory rate	35%	35%	35%
Tax benefit (expense) at U.S. statutory rate	$205,718	$(64,195)	$(15,267)
Foreign rate differential	(73,480)	48,051	16,295
State income taxes, net of benefit	(317)	3,349	(929)
Goodwill Impairment	(52,247)	—	—
Share lending arrangement	—	8,400	—
Total investment related costs	(2,878)	—	—
Tax credits (research and development/investment tax credit)	4,409	642	5,266
Deferred taxes not benefitted	(99,703)	(19,184)	(25,973)
Other, net	(3,601)	(438)	(420)
Total	$(22,099)	$(23,375)	$(21,028)

	As of
(In thousands)	January 1, 2012	January 2, 2011
Deferred tax assets:
Net operating loss carryforwards	$60,375	$983
Research and development credit and California manufacturing credit carryforwards	10,413	2,891
Reserves and accruals	64,482	24,692
Synthetic debt	60,772	60,772
Stock-based compensation stock deductions	10,320	10,914
Total deferred tax asset	206,362	100,252
Valuation allowance	(129,946)	(4,644)
Total deferred tax asset, net of valuation allowance	76,416	95,608
Deferred tax liabilities:
Foreign currency derivatives unrealized gains	(1,971)	(2,235)
Other intangible assets and accruals	(47,177)	(54,425)
Equity interest in Woongjin Energy	(8,830)	(30,983)
Fixed asset basis difference	(20,442)	(10,558)
Total deferred tax liabilities	(78,420)	(98,201)
Net deferred tax liability	$(2,004)	$(2,593)

As of January 1, 2012, the Company had federal net operating loss carryforwards of $251.8 million for tax purposes, of which $13.5 million relate to stock deductions and $76.8 million relate to debt issuance, both of which will benefit equity when realized. As of January 1, 2012, the Company had California state net operating loss carryforwards of approximately $194.3 million for tax purposes, of which $19.2 million relate to stock deductions and $50.4 million relate to debt issuance, both of which will benefit equity when realized. These California net operating loss carryforwards will expire at various dates from 2015 to 2031. The Company also had research and development credit carryforwards of approximately $6.5 million for federal tax purposes and $6.9 million for state tax purposes. The Company’s ability to utilize a portion of the net operating loss and credit carryforwards is dependent upon the Company being able to generate taxable income in future periods and may be limited due to restrictions imposed on utilization of net operating loss and credit carryforwards under federal and state laws upon a change in ownership, such as the transaction with Cypress.

The Company is subject to tax holidays in the Philippines where it manufactures its solar power products. Tax holidays in the Philippines reduce the Company's tax rate to 0% from 30%. Tax savings associated with the Philippines tax holidays were approximately $3.9 million, $11.8 million, and $11.1 million in fiscal 2011, 2010, and 2009, respectively, which provided a diluted net income (loss) per share benefit of $0.04, $0.11, and $0.12, respectively.

The Company has a tax ruling in Switzerland where it sells its solar power products. The ruling in Switzerland reduces the Company's tax rate to 11.5% from approximately 24.2%. Tax savings associated with this ruling was approximately $2.3 million, $1.6 million, and $0.4 million in fiscal 2011, 2010, and 2009, respectively, which provided a diluted net income (loss) per share benefit of $0.02, $0.02, and zero in fiscal 2011, 2010, and 2009, respectively. This current tax ruling expires at the end of 2015.

As of January 1, 2012, the Company’s foreign subsidiaries have accumulated undistributed earnings of approximately $289.2 million that are intended to be indefinitely reinvested outside the United States and, accordingly, no provision for U.S. federal and state tax has been made for the distribution of these earnings. At January 1, 2012, the amount of the unrecognized deferred tax liability on the indefinitely reinvested earnings was $115.7 million.

Valuation Allowance

The Company’s valuation allowance is related to deferred tax assets in the United States, and was determined by assessing both positive and negative evidence. When determining whether it is more likely than not that deferred assets are recoverable, with such assessment being required on a jurisdiction by jurisdiction basis, management believes that sufficient uncertainty exists with regard to the realizability of these assets such that a valuation allowance is necessary. Factors considered in providing a valuation allowance include the lack of a significant history of consistent profits, the lack of consistent profitability in the solar industry, and the lack of carryback capacity to realize these assets, and other factors. Based on the absence of sufficient positive objective evidence, management is unable to assert that it is more likely than not that the Company will generate sufficient taxable income to realize these remaining net deferred tax assets. Should the Company achieve a certain level of profitability in the future, it may be in a position to reverse the valuation allowance which would result in a non-cash income statement benefit. Additionally, the change in valuation allowance for fiscal 2011, 2010 and 2009 was $125.3 million, $37.5 million, and $32.2 million, respectively.

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

A reconciliation of the beginning and ending amounts of unrecognized tax benefits during fiscal 2011, 2010, and 2009 is as follows:

	Year Ended
(In thousands)	January 1, 2012	January 2, 2011	January 3, 2010
Balance, beginning of year	$23,649	$13,660	$13,470
Additions for tax positions related to the current year	2,535	5,319	3,692
Additions for tax positions from prior years	5,862	5,092	—
Reductions for tax positions from prior years/statute of limitations expirations	—	(422)	(3,502)
Balance at the end of the period	$32,046	$23,649	$13,660

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

Classification of Interest and Penalties

The Company accrues interest and penalties on tax contingencies which are classified as "Provision for income taxes" in the Consolidated Statements of Operations. Accrued interest as of January 1, 2012 and January 2, 2011 was approximately $1.9 million and $1.2 million, respectively. Accrued penalties were not material for any of the periods presented.

Tax Years and Examination

The Company files tax returns in each jurisdiction in which it is registered to do business. In the U.S. and many of the state jurisdictions, and in many foreign countries in which the Company files tax returns, a statute of limitations period exists. After a statute of limitations period expires, the respective tax authorities may no longer assess additional income tax for the expired period. Similarly, the Company is no longer eligible to file claims for refund for any tax that it may have overpaid. The following table summarizes the Company’s major tax jurisdictions and the tax years that remain subject to examination by these jurisdictions as of January 1, 2012:

Tax Jurisdictions	Tax Years
United States	2007 and onward
California	2005 and onward
Switzerland	2009 and onward
Philippines	2006 and onward

Additionally, the 2005 U.S. corporate tax return and 2004 and prior California tax returns are not open for assessment. The tax authorities can adjust net operating loss and research and development carryovers that were generated.

In January 2010, Cypress was notified by the IRS that it intends to examine Cypress’s corporate income tax filings for the tax years ended in 2006, 2007, and 2008. SunPower was included as part of Cypress’s federal consolidated group for part of 2006. As of January 1, 2012, Cypress notified the Company that the IRS has completed its examination and there are no material adjustments upon completion of their review. Additionally, while years prior to fiscal 2006 for Cypress's U.S. corporate tax return are not open for assessment, the IRS can adjust net operating loss and research and development carryovers that were generated in prior years and carried forward to fiscal 2006 and subsequent years. If the IRS sustains tax assessments against Cypress for years in which SunPower was included in Cypress's consolidated federal tax return, SunPower may be obligated to indemnify Cypress under the terms of the tax sharing agreement.

The Swiss federal authorities are currently examining the Company's 2009 and 2008 federal income tax returns. The Company does not expect the examination to result in a material assessment outside of existing reserves. If a material assessment in excess of current reserves results, the amount that the assessment exceeds current reserves will be a current period charge to earnings.

Note 14. PREFERRED STOCK AND COMMON STOCK

Preferred Stock

At January 1, 2012, the Company was authorized to issue approximately 10.0 million shares of $0.001 par value preferred stock. As of January 1, 2012 and January 2, 2011, the Company had no preferred stock issued and outstanding.

In fiscal 2008, the Company entered into a rights agreement with Computershare Trust Company, N.A., as rights agents, which provided for the issuance of shares of Series A Junior Participating Preferred Stock to holders of the Company’s former class A common stock, and the issuance of shares of Series B Junior Participating Preferred Stock to holders of its former class B common stock, in certain circumstances defined therein. On November 16, 2011, the Company amended the rights agreement as a result of the Company's reclassification of its former class A common stock and former class B common stock into a single class of common stock, as described below. Under the amended rights agreement each of the former class A and former class B Rights became a "Right" to purchase Series A Junior Participating Preferred Stock of the Company.

Common Stock

On November 15, 2011, the Company's stockholders approved the reclassification of all outstanding former class A common stock and former class B common stock into a single class of common stock. The reclassification was effective November 16, 2011 upon which each share of the Company's outstanding former class A common stock and former class B common stock automatically reclassed as, and became one share of, a new single class of common stock having the same voting powers, rights and qualifications, limitations and restrictions as the former Class A common stock.

In connection with the reclassification, the Company entered into four new supplemental indentures on November 16, 2011, covering the Company’s 4.50%, debentures, 4.75% debentures, 1.25% debentures and 0.75% debentures (see Note 11).

Voting Rights - Common Stock

Prior to the November 16, 2011 reclassification, holders of shares of former class B common stock were entitled to cast eight votes per share on any matters subject to a stockholder vote, and holders of share of former class A common stock were entitled to cast one vote per share. As a result of the reclassifications, all common stock holders are entitled to one vote per share on all matters submitted to be voted on by the Company's stockholders, subject to the preferences applicable to any preferred stock outstanding.

Dividends - Common Stock

All common stock holders are entitled to receive equal per share dividends when and if declared by the Board of Directors, subject to the preferences applicable to any preferred stock outstanding. The Company's credit facilities place restrictions on the Company and its subsidiaries’ ability to pay cash dividends. Additionally, the 1.25% debentures and 0.75% debentures, as amended by the associated November 16, 2011 supplemental indentures, allow the holders to convert their bonds into the Company's common stock if the Company declares a dividend that on a per share basis exceeds 10% of its common stock’s market price.

As of January 1, 2012, common stock consisted of the following:

(In thousands, except share data)	January 1, 2012
Common stock, $0.001 par value; 367,500,000 shares authorized; 100,475,533* shares issued; 99,099,776* shares outstanding, at January 1, 2012	$100

*	Includes total of 4.7 million shares of the former common stock lent to LBIE and CSI.

As of January 2, 2011, common stock consisted of the following:

(In thousands, except share data)	January 2, 2011
Class A common stock, $0.001 par value; 217,500,000 shares authorized; 56,664,413* shares issued; 56,073,083* shares outstanding, at January 2, 2011	$56
Class B common stock, $0.001 par value; 150,000,000 shares authorized; 42,033,287 shares issued and outstanding, at January 2, 2011	42
$98

*	Includes approximately 0.1 million shares of unvested restricted stock awards and a total of 4.7 million shares of the Company's former common stock lent to LBIE and CSI, as of January 2, 2011.

Shares Reserved for Future Issuance

The Company had shares of common stock reserved for future issuance as follows:

(In thousands)	January 1, 2012	January 2, 2011
Equity compensation plans	3,293	504

Note 15. NET INCOME (LOSS) PER SHARE OF COMMON STOCK

The Company calculates net income (loss) per share by dividing earnings allocated to common stockholders by the weighted average number of common shares outstanding for the period. The Company's outstanding unvested restricted stock awards are considered participating securities as they may participate in dividends, if declared, even though the awards are not vested. As participating securities, the unvested restricted stock awards are allocated a proportionate share of net income, but excluded from the basic weighted average shares. No allocation is generally made to other participating securities in the case of a net loss per share.

Prior to the November 15, 2011 reclassification, the Company had two classes of outstanding stock, class A and class B common stock. The Company therefore calculated its net income (loss) per share in fiscal 2010 and fiscal 2009 under the two-class method. In applying the two-class method, earnings are allocated to both classes of common stock and other participating securities based on their respective weighted average shares outstanding during the period. Under the two class method, basic weighted average shares was computed using the weighted average of the combined former class A and former class B common stock outstanding. Class A and class B common stock were considered equivalent securities for purposes of the earnings per share calculation because the holders of each class are legally entitled to equal per share distributions whether through dividends or in liquidation.

Diluted weighted average shares is computed using basic weighted average shares plus any potentially dilutive securities outstanding during the period using the if-converted method and treasury-stock-type method, except when their effect is anti-dilutive. The Company uses income from continuing operations as the control number in determining whether potential common shares are dilutive or anti-dilutive in the period it reports a discontinued operation (see Note 4). Potentially dilutive securities include stock options, restricted stock units, senior convertible debentures and amended warrants associated with the CSO2015. As a result of the net loss from continuing operations for each of the year ended January 1, 2012 there is no dilutive impact to the net income (loss) per share calculation for the period.

The following table presents the calculation of basic and diluted net income (loss) per share:

	Year Ended
(In thousands, except per share amounts)	January 1, 2012	January 2, 2011	January 3, 2010
Basic net income (loss) per share:
Numerator
Income (loss) from continuing operations	$(603,859)	$166,883	$32,521
Less: undistributed earnings allocated to unvested restricted stock awards (1)	—	(258)	(117)
Income (loss) from continuing operations available to common stockholders	$(603,859)	$166,625	$32,404

Denominator
Basic weighted-average common shares	97,724	95,660	91,050

Basic net income (loss) per share from continuing operations	$(6.18)	$1.74	$0.36
Basic net income (loss) per share from discontinued operations	—	0.13	—
Basic net income (loss) per share	$(6.18)	$1.87	$0.36

Diluted net income (loss) per share:
Numerator
Income (loss) from continuing operations	$(603,859)	$166,883	$32,521
Add: Interest expense incurred on 4.75% debentures, net of tax	—	6,664	—
Less: undistributed earnings allocated to unvested restricted stock awards (1)	—	(242)	(115)
Income (loss) from continuing operations available to common stockholders	$(603,859)	$173,305	$32,406

Denominator
Basic weighted-average common shares	97,724	95,660	91,050
Effect of dilutive securities:
Stock options	—	990	1,531
Restricted stock units	—	336	165
4.75% debentures	—	8,712	—
Diluted weighted-average common shares	97,724	105,698	92,746

Diluted net income (loss) per share from continuing operations	$(6.18)	$1.64	$0.35
Diluted net income (loss) per share from discontinued operations	—	0.11	—
Diluted net income (loss) per share	$(6.18)	$1.75	$0.35

(1)	Losses are not allocated to unvested restricted stock awards because such awards do not contain an obligation to participate in losses.

Holders of the Company's 4.75% debentures may convert the debentures into shares of the Company's common stock, at the applicable conversion rate, at any time on or prior to maturity. The 4.75% debentures are included in the calculation of diluted net income per share if their inclusion is dilutive under the if-converted method. During fiscal 2011, 2010, and 2009 there were zero, 8.7 million, and zero dilutive potential common shares under the 4.75% debentures, respectively.

Holders of the Company's 1.25% debentures and 0.75% debentures may, under certain circumstances at their option, convert the debentures into cash and, if applicable, shares of the Company's common stock at the applicable conversion rate, at any time on or prior to maturity. The 1.25% debentures and 0.75% debentures are included in the calculation of diluted net income per share if their inclusion is dilutive under the treasury-stock-type method. The Company's average stock price during fiscal 2011, 2010, and 2009 did not exceed the conversion price for the 1.25% debentures and 0.75% debentures. Under the treasury-stock-type method, the Company's 1.25% debentures and 0.75% debentures will generally have a dilutive impact on net income per share if the Company's average stock price for the period exceeds the conversion price for the debentures.

Holders of the Company's 4.50% debentures may, under certain circumstances at their option, convert the debentures into cash, and not into shares of the Company's common stock (or any other securities). Therefore, the 4.50% debentures are excluded from the net income per share calculation.

In the fourth quarter of fiscal 2010, the Company amended and restated the original Warrants under the CSO2015 so that holders would, upon exercise of the 4.50% Warrants, no longer receive cash but instead would acquire up to 11.1 million shares of the Company's common stock at an exercise price of $27.03. In the third quarter of fiscal 2011, as a result of the Total Tender Offer, the Company and the counterparties to the 4.50% Warrants agreed to reduce the exercise price of the 4.50% Warrants from $27.03 to $24.00 (see Note 11). If the market price per share of the Company's common stock for the period exceeds the established strike price, the Warrants will have a dilutive effect on its diluted net income per share using the treasury-stock-type method.

The following is a summary of other outstanding anti-dilutive potential common stock which was excluded from income per diluted share in the following periods:

	Year Ended
(In thousands)	January 1, 2012	January 2, 2011	January 3, 2010
Stock options	425	309	394
Restricted stock units	4,943	2,803	1,116
Warrants (under the CSO2015)	*	*	N/A
4.75% debentures	8,712	**	8,712
1.25% debentures	*	*	*
0.75% debentures	*	*	*

(1)
As a result of the net loss per share during the year ended January 1, 2012, the inclusion of all potentially dilutive stock options, restricted stock units, and common shares under the 4.75% debentures would be anti-dilutive. Therefore, those stock options, restricted stock units and shares were excluded from the computation of the weighted-average shares for diluted net loss per share for such period.

*
The Company's average stock price during the fiscal 2011, 2010, and 2009 did not exceed the conversion price for the amended warrants (under the CSO2015), 1.25% debentures and 0.75% debentures and those instruments were thus non-dilutive in such periods.

**	In fiscal 2010, the 4.75% debentures were dilutive under the if-converted method.

Note 16. STOCK-BASED COMPENSATION

The following table summarizes the consolidated stock-based compensation expense by line item in the Consolidated Statements of Operations:

	Year Ended
(In thousands)	January 1, 2012	January 2, 2011	January 3, 2010
Cost of UPP revenue	$5,706	$7,608	$5,808
Cost of R&C revenue	7,481	8,121	8,190
Research and development	6,166	7,555	6,296
Sales, general and administrative	25,772	31,088	26,700
Restructuring charges	1,611	—	—
Total stock-based compensation expense	$46,736	$54,372	$46,994

Consolidated net cash proceeds from the issuance of shares in connection with exercises of stock options under the Company’s employee stock plans were $4.1 million, $0.9 million, and $1.5 million for fiscal 2011, 2010, and 2009, respectively.

The following table summarizes the consolidated stock-based compensation expense by type of awards:

	Year Ended
(In thousands)	January 1, 2012	January 2, 2011	January 3, 2010
Employee stock options	$1,658	$1,960	$4,376
Restricted stock awards and units	45,223	52,481	42,148
Shares and options released from re-vesting restrictions	—	—	168
Change in stock-based compensation capitalized in inventory	(145)	(69)	302
Total stock-based compensation expense	$46,736	$54,372	$46,994

The following table summarizes the unrecognized stock-based compensation cost by type of awards:

(In thousands, except years)	January 1, 2012	Weighted-Average Amortization Period (in years)
Stock options	$833	0.61
Restricted stock units	62,117	1.89
	$62,950	1.88

Equity Incentive Programs

Stock-based Incentive Plans

The Company has three stock incentive plans: the 1996 Stock Plan ("1996 Plan"), the Third Amended and Restated 2005 SunPower Corporation Stock Incentive Plan ("2005 Plan") and the PowerLight Corporation Common Stock Option and Common Stock Purchase Plan ("PowerLight Plan"). The PowerLight Plan was assumed by the Company by way of the acquisition of PowerLight in fiscal 2007. Under the terms of all three plans, the Company may issue incentive or non-statutory stock options or stock purchase rights to directors, employees and consultants to purchase common stock. The 2005 Plan was adopted by the Company’s Board of Directors in August 2005, and was approved by shareholders in November 2005. The 2005 Plan replaced the 1996 Plan and allows not only for the grant of options, but also for the grant of stock appreciation rights, restricted stock grants, restricted stock units and other equity rights. The 2005 Plan also allows for tax withholding obligations related to stock option exercises or restricted stock awards to be satisfied through the retention of shares otherwise released upon vesting. The PowerLight Plan was adopted by PowerLight’s Board of Directors in October 2000.

In May 2008, the Company’s stockholders approved an automatic annual increase available for grant under the 2005 Plan, beginning in fiscal 2009. The automatic annual increase is equal to the lower of three percent of the outstanding shares of all classes of the Company’s common stock measured on the last day of the immediately preceding fiscal quarter, 6.0 million shares, or such other number of shares as determined by the Company’s Board of Directors. As of January 2, 2012, approximately 6.3 million shares were available for grant under the 2005 Plan after including the automatic annual increase of approximately 3.0 million shares. No new awards are being granted under the 1996 Plan or the PowerLight Plan.

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

The majority of shares issued are net of the minimum statutory withholding requirements that the Company pays on behalf of its employees. During fiscal 2011, 2010, and 2009, the Company withheld 784,427 shares, 235,911 shares, and

149,341 shares, respectively, to satisfy the employees' tax obligations. The Company pays such withholding requirements in cash to the appropriate taxing authorities. Shares withheld are treated as common stock repurchases for accounting and disclosure purposes and reduce the number of shares outstanding upon vesting.

Other Employee Benefit Plans:

The Company has a statutory pension plan covering its employees in the Philippines. The Company accrues for the unfunded portion of the obligation of which the outstanding liability of this pension plan was $1.5 million and $1.1 million as of January 1, 2012 and January 2, 2011, respectively.

The Company maintains a 401(k) Savings Plan covering eligible domestic employees. During fiscal 2011, 2010, and 2009, the Company contributed $0.7 million, $0.6 million, and $0.5 million, respectively, to the plan.

Stock Options

The following table summarizes the Company’s stock option activities:

	Outstanding Stock Options
	Shares (in thousands)	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 28, 2008	2,545	$8.96
Exercised	(587)	2.60
Forfeited	(59)	18.65
Outstanding as of January 3, 2010	1,899	10.62
Exercised	(303)	2.86
Forfeited	(101)	17.76
Outstanding as of January 2, 2011	1,495	11.71
Exercised	(993)	4.09
Forfeited	(18)	30.53
Outstanding as of January 1, 2012	484	$26.62	4.71	$480
Exercisable as of January 1, 2012	441	$24.52	4.53	$480
Expected to vest after January 1, 2012	40	$48.08	6.64	$—

The intrinsic value of options exercised in fiscal 2011, 2010, and 2009 were $16.4 million, $3.0 million, and $15.1 million, respectively. There were no stock options granted in fiscal 2011, 2010, and 2009.

The aggregate intrinsic value in the preceding table represents the total pre-tax intrinsic value, based on the Company’s closing stock price of $6.23 at December 30, 2011, which would have been received by the option holders had all option holders exercised their options as of that date. The total number of in-the-money options exercisable was 0.1 million shares as of January 1, 2012.

The following table summarizes the Company’s non-vested stock options and restricted stock activities thereafter:

	Stock Options		Restricted Stock Awards and Units
	Shares (in thousands)	Weighted-Average Exercise Price Per Share	Shares (in thousands)	Weighted-Average Grant Date Fair Value Per Share (1)
Outstanding as of December 28, 2008	1,113	$14.82	1,604	$69.71
Granted	—	—	2,013	28.34
Vested (2)	(711)	7.89	(547)	66.06
Forfeited	(59)	18.65	(334)	65.95
Outstanding as of January 3, 2010	343	28.52	2,736	40.33
Granted	—	—	5,251	13.43
Vested (2)	(131)	23.05	(734)	33.53
Forfeited	(101)	17.76	(1,141)	38.60
Outstanding as of January 2, 2011	111	44.85	6,112	18.36
Granted	—	—	5,349	11.79
Vested (2)	(50)	47.09	(2,255)	22.32
Forfeited	(18)	30.53	(1,836)	14.86
Outstanding as of January 1, 2012	43	$48.33	7,370	$13.25

(1)	The Company estimates the fair value of its restricted stock awards and units at its stock price on the grant date.

(2)	Restricted stock awards and units vested include shares withheld on behalf of employees to satisfy the minimum statutory tax withholding requirements.

Note 17. SEGMENT AND GEOGRAPHICAL INFORMATION

The CODM assesses the performance of the UPP Segment and R&C Segment using information about their revenue and gross margin after certain adjustments to reflect the substance of the revenue transactions, and adding back certain non-cash expenses such as amortization of other intangible assets, stock-based compensation expense, loss on change in European government incentives, restructuring charges and interest expense. In addition, the CODM assesses the performance of the UPP Segment and R&C Segment after adding back the results of discontinued operations to revenue and gross margin. The CODM does not review asset information by segment. The following tables present revenue by segment, cost of revenue by segment and gross margin by segment, revenue by geography and revenue by significant customer. Revenue is based on the destination of the shipments.

	Year Ended
(As a percentage of total revenue)	January 1, 2012	January 2, 2011	January 3, 2010
Revenue by geography:
United States	51%	29%	43%
Europe:
Italy	15	40	22
Germany	8	11	21
France	8	4	—
Other	6	10	10
Rest of world	12	6	4
	100%	100%	100%

	Year Ended
	January 1, 2012	January 2, 2011	January 3, 2010
Revenue by segment (in thousands):
Utility and power plants (as reviewed by CODM)	$1,249,918	$1,197,135	$653,531
Utility and power plant project	(186,423)	—	—
Change in European government incentives	649	—	—
Revenue earned by discontinued operations	—	(11,081)	—
Utility and power plants	$1,064,144	$1,186,054	$653,531

Residential and commercial	$1,248,350	$1,033,176	$870,752

Cost of revenue by segment (in thousands):
Utility and power plants (as reviewed by CODM)	$1,074,104	$892,544	$517,079
Utility and power plant project	(147,037)	—	—
Amortization of intangible assets	272	2,762	2,732
Stock-based compensation expense	5,706	7,608	5,808
Non-cash interest expense	1,323	5,412	1,231
Change in European government incentives	32,708	—	—
Utility and power plants	$967,076	$908,326	$526,850

Residential and commercial (as reviewed by CODM)	$1,085,290	$783,751	$695,550
Amortization of intangible assets	195	7,644	8,465
Stock-based compensation expense	7,481	8,121	8,190
Non-cash interest expense	1,241	1,495	1,508
Change in European government incentives	23,007	—	—
Residential and commercial	$1,117,214	$801,011	$713,713

Gross margin by segment:
Utility and power plants (as reviewed by CODM)	14%	25%	21%
Residential and commercial (as reviewed by CODM)	13%	24%	20%
Utility and power plants	9%	23%	19%
Residential and commercial	11%	22%	18%

Depreciation by segment (in thousands):
Cost of UPP revenue	$34,621	$45,306	$34,597
Cost of R&C revenue	56,487	47,431	44,221
	$91,108	$92,737	$78,818

		Year Ended
(As a percentage of total revenue)		January 1, 2012	January 2, 2011	January 3, 2010
Significant Customers:	Business Segment
Customer A	Utility and power plants	*	12%	*
Customer B	Utility and power plants	*	*	12%

* denotes less than 10% during the period

Note 18. SUBSEQUENT EVENTS

Tenesol and Issuance of Common Stock to Total S.A.

On January 31, 2012, the Company completed its acquisition of Tenesol, a global solar provider headquartered in La Tour de Salvagny, France, and a wholly-owned subsidiary of Total, for $165.4 million in cash in exchange for 100% of the equity of Tenesol from Total pursuant to a stock purchase agreement entered into on December 23, 2011.  Concurrently with the closing of the acquisition, Total purchased 18.6 million shares of the Company's common stock in a private placement at $8.80 per share.  As of January 31, 2012, Total owned approximately 66% of the Company's common stock.

Tenesol is engaged in the business of devising, designing, manufacturing, installing, and managing solar power production and consumption systems for farms, industrial and service sector buildings, solar power plants and private homes. Through Tenesol acquisition, the Company would be able to, among other things, accelerate its strategic plan to grow its presence in Europe and move closer to end customers.

As Tenesol and the Company were under the common control of Total as of the January 31, 2012 acquisition date, the acquisition is treated as the transfer of an entity under common control.  Therefore, beginning in the first quarter of fiscal 2012, the Company will revise its historical financial statements to reflect the transfer beginning in the fourth quarter of fiscal 2011, the first period in which Tenesol and the Company were under common control. The acquired assets and liabilities will be measured at the amounts which they were carried, or would be carried in accordance with U.S. GAAP, as of the acquisition date.

Repurchase of 1.25% Debentures and Termination of the July 2007 Share Lending Arrangement

On February 16, 2012, the Company repurchased $199.8 million in principal amount of its 1.25% debentures at a cash price of 100% of the principal amount plus accrued and unpaid interest (see Note 11). As a result of the Company's repurchase of 100% of the principal of the 1.25% debentures, on February 23, 2012, the 1.8 million shares of the Company's common stock lent to CSI were returned and the share lending agreement was thereby terminated (see Note 11).

Liquidity Support Agreement with Total S.A.

The Company is party to an agreement with a customer to construct the California Valley Solar Ranch, a solar park. Part of the debt financing necessary for the customer to pay for the construction of this solar park is being provided by Federal Financing Bank in reliance on a guarantee of repayment provided by the Department of Energy (DOE) under a loan guarantee program. On February 28, 2012, the Company entered into a Liquidity Support Agreement with Total S.A. and the DOE, and a series of related agreements with Total S.A. and Total, under which Total S.A. has agreed to provide the Company, or cause to be provided, additional liquidity under certain circumstances to a maximum amount of $600.0 million ("Liquidity Support Facility"). Total S.A. is required to provide liquidity support to the Company under the facility, and the Company is require to accept such liquidity support from Total S.A., if either the Company's actual or projected unrestricted cash, cash equivalents, and unused borrowing capacity are reduced below $100.0 million, or the Company fails to satisfy any financial covenant under its indebtedness. In either such event, subject to a $600.0 million aggregate limit, Total S.A. is required to provide the Company with sufficient liquidity support to increase the amount of its unrestricted cash, cash equivalents and unused borrowing capacity to above $100.0 million, and to restore compliance with its financial covenants. The Liquidity Support Facility is available until the completion of the solar park, expected to be operational in 2013 and completed before the end of fiscal 2014, and, under certain conditions, up to December 31, 2016, at which time all outstanding guarantees will expire and all outstanding debt under the facility will become due.  In return for Total S.A.'s agreement to provide the Liquidity Support Facility, on February 28, 2012, the Company issued to Total a seven-year warrant to purchase 9,531,677 shares of the Company's common stock at an exercise price of $7.8685 per share. During the term of the facility, the Company must pay Total S.A. a quarterly fee equal to 0.25% of the unused portion of the facility. Liquidity support may be provided by Total S.A. or through its affiliates in the form of revolving non-convertible debt, convertible debt, equity, guarantees of Company indebtedness or other forms of liquidity support agreed to by the Company, depending on the amount outstanding under the facility immediately prior to provision of the applicable support among other factors.  The Company is required to compensate Total S.A. for any liquidity support actually provided, and the form and amount of such compensation depends on the form and amount of support provided, with the amount of compensation generally increasing with the amount of support provided over time. Such compensation is to be provided in a variety of forms including guarantee fees, warrants to purchase common stock, interest on amounts borrowed, and discounts on equity issued. The use of the Liquidity Support Facility is not limited to direct obligations related to the solar park, but the Company has agreed to conduct its operations, and use any proceeds from such facility in ways, that minimize the likelihood of Total S.A. being required to provide further support. The Liquidity Support Facility is available for general corporate purposes. In connection with the Liquidity Support Agreement, the Company also entered into a Compensation and Funding Agreement with Total S.A., and Private Placement Agreement, and Revolving Credit and Convertible Loan Agreement with Total.

Third Amendment to Affiliation Agreement

In connection with the Liquidity Support Facility, the Company also entered into a third amendment (the "Third Amendment to Affiliation Agreement") to the Affiliation Agreement, dated April 28, 2011, with Total, as previously amended by the Amendment to Affiliation Agreement, dated as of June 7, 2011, and the Second Amendment to Affiliation Agreement, dated as of December 23, 2011 (the "Affiliation Agreement"). The Third Amendment to Affiliation Agreement, among other things, (i) provides that Total will have the right to appoint a deputy project manager for the CVSR project, subject to certain conditions; (ii) increases the number of Total designated directors on each of the Company's Compensation Committee, Nominating and Governance Committee and any other standing or ad hoc committee of the Company's Board of Directors to two members out of four (from one member out of three each), excluding the Audit Committee; (iii) broadens the definition of the period during which the Company must obtain the affirmative vote or written consent of Total prior to undertaking certain actions to include the period during which the Liquidity Support Facility are outstanding; (iv) requires the affirmative vote or written consent of Total for any repurchases by the Company of its common stock and under certain circumstances, issuance of convertible debt, including to refinance existing convertible debt; and (v) specifies that the standstill provisions of the Affiliation Agreement do not apply to securities issued in connection with the Liquidity Support Facility.

SELECTED UNAUDITED QUARTERLY FINANCIAL DATA

Consolidated Statements of Operations

(In thousands, except per share data)	Three Months Ended
	January 1, 2012	October 2, 2011	July 3, 2011	April 3, 2011
Fiscal 2011:
Revenue	$563,394	$705,427	$592,255	$451,418
Gross margin	44,264	76,124	19,294	88,522
Net loss	(83,082)	(370,784)	(147,872)	(2,121)
Net loss per share of common stock:
Basic	$(0.84)	$(3.77)	$(1.51)	$(0.02)
Diluted	$(0.84)	$(3.77)	$(1.51)	$(0.02)

(In thousands, except per share data)	Three Months Ended
	January 2, 2011	October 3, 2010	July 4, 2010	April 4, 2010
Fiscal 2010:
Revenue	$937,073	$550,645	$384,238	$347,274
Gross margin	237,714	112,585	87,851	71,743
Net income (loss)	152,251	20,116	(6,216)	12,573
Net income (loss) per share of class A and class B common stock:
Basic	$1.58	$0.21	$(0.07)	$0.13
Diluted	$1.44	$0.21	$(0.07)	$0.13

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

ITEM 9A: CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain "disclosure controls and procedures," as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act, that are designed to provide reasonable assurance that information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, our management is required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure control and procedure also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Based on their evaluation as of the end of the period covered by this Annual Report on Form 10-K, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of January 1, 2012 at a reasonable assurance level.

Management's Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f). Management conducted an evaluation of the effectiveness of our internal control over financial reporting using the criteria described in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on this evaluation, management concluded that our internal control over financial reporting was effective as of January 1, 2012 based on the criteria described in Internal Control-Integrated Framework issued by COSO. Management reviewed the results of its assessment with our Audit Committee.

The effectiveness of the Company's internal control over financial reporting as of January 1, 2012 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included in Item 8 of this Annual Report on Form 10-K.

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

There were no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B: OTHER INFORMATION

Item 1.01.    Entry into Material Definitive Agreement

Liquidity Support Agreement

The Company is party to an agreement with a customer to provide engineering, procurement and construction ("EPC") services, as well as solar panels and power plant technology to the California Valley Solar Ranch ("CVSR"), a 250 MW AC solar power plant.  Construction of CVSR is on plan to meet its phase 1 construction milestone in the third quarter of 2012.  Part of the debt financing necessary for the customer to pay for the construction of CVSR is being provided by the Federal Financing Bank in reliance on a guarantee of repayment provided by the United States Department of Energy (DOE) under a loan guarantee program. The DOE requested that the Company, as EPC contractor for CVSR, provide additional financial assurances to support the project's loan guarantee.  In response, on February 28, 2012, the Company entered into a Liquidity Support Agreement with Total S.A., a société anonyme organized under the laws of the Republic of France ("Total S.A."), and the DOE (the "Liquidity Support Agreement"), and a series of related agreements with affiliates of Total S.A., under which Total S.A. has agreed to provide the Company, or cause to be provided, additional liquidity under certain circumstances up to an aggregate amount of $600 million, as further described below.

While the Company does not currently anticipate the need to utilize this liquidity support facility for CVSR or for any other reason, the Company was able to provide to the DOE the financial assurances it sought. The Company continues to work closely with its customer on all loan disbursement milestones required by the DOE who is diligently managing the process.

The Liquidity Support Agreement provides that, subject to the terms and conditions set forth therein, upon a Liquidity Support Event (defined below), Total S.A. will make available, as of the date of the Liquidity Support Agreement, and provide to the Company from time to time various forms of equity, debt (both convertible and non-convertible), guarantee or other liquidity support ("Liquidity Injections"), as may be required to increase the amount of unrestricted cash, cash equivalents and unused borrowing capacity, and to ensure the Company's satisfaction of its financial covenants under certain third party indebtedness, up to the maximum aggregate amount of $600 million (the "Liquidity Support Facility"). A "Liquidity Support Event" is when (a) the Company's unrestricted cash and cash equivalents shown on its balance sheet plus any unused availability under any committed credit that is available to the Company ("Reported Liquidity") is below $100 million in a completed fiscal quarter, or the Company's projected liquidity measured in the same manner for the next fiscal quarter ("Projected Liquidity") is below $100 million; or (b) at any time during a fiscal quarter, the Company fails to satisfy any financial covenant under its indebtedness. Upon a Liquidity Support Event, Total S.A. is required to provide to the Company, and the Company is required to accept from Total S.A., a Liquidity Injection sufficient to cause (a) the Company's Reported Liquidity and Projected Liquidity to be at least $100 million, or, as applicable, (b) the Company to cure any breach and satisfy the applicable financial covenant in its indebtedness. The terms and conditions of such Liquidity Support Facility are set forth in the Compensation and Funding Agreement, the Revolving Credit and Convertible Loan Agreement, the Private Placement Agreement, each as described below and attached hereto as Exhibit 10.90, Exhibit 10.93, and Exhibit 10.94, and other ancillary agreements and forms of agreements attached hereto as Exhibit 10.95 to Exhibit 10.99, which are incorporated herein by reference.

The Liquidity Support Agreement will terminate, all outstanding guarantees issued thereunder will terminate, and all outstanding loans made thereunder will become due, upon the earliest to occur of (i) the final completion date of the CVSR project as defined under that certain Engineering, Procurement and Construction Agreement, dated as of September 30, 2011 (the "EPC Contract"), between SunPower Corporation, Systems, a Delaware corporation and a direct wholly owned subsidiary of the Company ("SunPower Systems"), which is the EPC contractor, and High Plains Ranch II, LLC, a Delaware limited liability company ("HPR II"), which is the CVSR project company sold by the Company to NRG Solar LLC in September 2011, (ii) the date of December 31, 2015, as may be extended under certain circumstances as described in the EPC Contract, but not beyond December 31, 2016, (iii) the date on which all secured obligations, as defined under that certain Loan Guarantee Agreement, dated as of September 30, 2011, between the DOE and HPR II, have been paid in full and all commitments to extend credit as set forth therein in connection with the CVSR project have been terminated, and (iv) the date on which SunPower Systems terminates the EPC Contract.

The above description of the Liquidity Support Agreement is a summary only and is qualified in its entirety by reference to the Liquidity Support Agreement, which is attached hereto as Exhibit 10.89 and is incorporated herein by reference.

Compensation and Funding Agreement

In connection with the Liquidity Support Agreement, on February 28, 2012, the Company entered into a Compensation and Funding Agreement (the "Compensation and Funding Agreement") with Total S.A., pursuant to which, among other things, the Company and Total S.A. established the parameters for the terms of the Liquidity Support Facility and any Liquidity Injections that may be required to be provided by Total S.A. to the Company pursuant to the Liquidity Support Agreement (the "Liquidity Support Arrangements"). The Company has agreed in the Compensation and Funding Agreement to use commercially reasonable efforts to assist Total S.A. in the performance of its obligations under the Liquidity Support Agreement and to conduct, and to act in good faith in conducting, its affairs in a manner such that Total S.A.'s obligation under the Liquidity Support Agreement to provide Liquidity Injections will not be triggered or, if triggered, will be minimized. The Company has also agreed to use any cash provided under the facility in such a way as to minimize the need for further liquidity support.

Upfront Payment Obligations

The Compensation and Funding Agreement provides that, on the effective date of the Liquidity Support Agreement, in consideration for Total S.A.'s agreement to enter into the Liquidity Support Agreement and for Total S.A.'s commitments set forth in the Liquidity Support Agreement, the Company will issue to or as directed by Total S.A. a warrant (the "Upfront Warrant"), in the form of Exhibit A to the Compensation and Funding Agreement, that is exercisable to purchase an amount of the Company's common stock equal to $75 million, divided by the volume-weighted average price for the Company's common stock for the 30 trading-day period ending on the trading day immediately preceding the date of calculation ("30-Day VWAP"), which for the Upfront Warrant is the effective date of the Liquidity Support Agreement. The exercise price of the Upfront Warrant, and of each additional warrant issuable under the Compensation and Funding Agreement, will be the 30-Day VWAP as of the date such warrant is issued. The Upfront Warrant will be exercisable at any time for seven years after its issuance, provided that, so long as at least $25 million of the Company's convertible debt remains outstanding, such exercise will not cause "any person," including Total S.A., to, directly or indirectly, including through one or more wholly-owned subsidiaries, become the "beneficial owner" (as such terms are defined in Rule 13d-3 and Rule 13d-5 under the Securities and Exchange Act of 1934, as amended), of more than 74.99% of the voting power of the Company's common stock at such time, because “any person” becoming such “beneficial owner” would trigger the repurchase or conversion of the Company's existing convertible debt. On February 28, 2012, the Company issued to Total the Upfront Warrant to purchase 9,531,677 shares of the Company's common stock with an exercise price of $7.8685, subject to adjustment for customary anti-dilution and other events.

The above description of the Upfront Warrant is a summary only and is qualified in its entirety by reference to the Upfront Warrant, which is attached hereto as Exhibit 10.92 and is incorporated herein by reference.

Ongoing Payment Obligations

The Compensation and Funding Agreement further provides that, subject to the terms and conditions set forth therein, the Company will make certain cash payments to Total S.A. within 30 days after the end of each calendar quarter during the term of the Compensation and Funding Agreement as follows:

(i)    Quarterly payment of a commitment fee in an amount equal to 0.25% of the unused portion of the $600 million Liquidity Support Facility as of the end of such quarter; and

(ii)    Quarterly payment of a guarantee fee in an amount equal to 2.75% per annum of the average amount of the Company's indebtedness that is guaranteed by Total S.A. pursuant to any Guaranty (as defined below) issued in accordance with the terms of the Compensation and Funding Agreement during such quarter.

In addition, any payment obligations of the Company to Total S.A. under the Compensation and Funding Agreement that are not paid when due shall accrue interest until paid in full at a rate equal to 6-month U.S. LIBOR as in effect from time to time plus 5.00% per annum.

Form of Liquidity Support

In the event that Total S.A. becomes obligated to provide a Liquidity Injection to the Company in a Liquidity Support Event pursuant to the Liquidity Support Agreement, the Compensation and Funding Agreement sets forth the form of such Liquidity Injection based on the greatest Drawn Support Amount that has been outstanding at any time prior to the date of determination (the "Maximum Drawn Support Amount") at such time, as follows:

(i)     To the extent that the Maximum Drawn Support Amount at such time is equal to or less than $60 million, the Liquidity Injection shall be, at Total S.A.'s option, in the form of a revolving, non-convertible debt facility (a "Revolving

Loan") pursuant to the terms of the Revolving Credit and Convertible Loan Agreement set forth as Exhibit B to the Compensation and Funding Agreement, a Total S.A. Guaranty (defined below), or any other form of Liquidity Injection agreed to by the Company. In addition, at the time of funding of each such Revolving Loan, the Company will issue to or as directed by Total a warrant, in the form of Exhibit A to the Compensation and Funding Agreement, that is exercisable for seven years to purchase an amount of the Company's common stock equal to 20% of the amount of such Revolving Loan divided by the 30-Day VWAP as of the date of funding of such Revolving Loan. Notwithstanding the foregoing, the aggregate exercise price of warrants issued in connection with Revolving Loans may not exceed 20% of the maximum aggregate amount of Revolving Loans that has been outstanding at any time under the Revolving Credit and Convertible Loan Agreement. Interest payable on the Revolving Loan shall be 6-months U.S. LIBOR plus 5% per annum.

(ii)    To the extent that the Maximum Drawn Support Amount at such time is greater than $60 million but equal to or less than $200 million, Total may, at its sole discretion, convert any Revolving Loan into a convertible debt facility (a "Convertible Loan"), pursuant to terms of the Revolving Credit and Convertible Loan Agreement set forth as Exhibit B to the Compensation and Funding Agreement, and any future Liquidity Injections will be, at Total S.A.'s option, in the form of a Convertible Loan, a Total S.A. Guaranty (defined below), or any other form of Liquidity Injection agreed to by the Company. Each Convertible Loan will be convertible into the Company's common stock at a conversion price equal to the amount of debt being converted, divided by the closing price of the Company's common stock on the trading day immediately preceding the conversion date) at the option of Total S.A. at any time after (A) the Convertible Loan has not been repaid within 6 months; (B) the Company's debt to EBITDA ratio exceeds 3.5 to 1.0 (or for the 2012 fiscal year, 4.0 to 1.0); or (C) any time the Maximum Drawn Support Amount exceeds $200 million. In addition, at the time of funding of each such Convertible Loan, the Company will issue to or as directed by Total S.A. a warrant, in the form of Exhibit A to the Compensation and Funding Agreement, that is exercisable for seven years to purchase an amount of the Company's common stock equal to 25% of the amount of such Convertible Loan (if the Maximum Drawn Support Amount at such time is not in excess of $200 million) or 35% of the amount of such Convertible Loan (to the extent that the Maximum Drawn Support Amount at such time is in excess of $200 million), in each case, divided by the 30-Day VWAP as of the date of funding of such Convertible Loan. Notwithstanding the foregoing, the aggregate exercise price of warrants issued in connection with Convertible Loans up to $140 million may not exceed 25% of the maximum aggregate amount of such Convertible Loans that has been outstanding at any time under the Revolving Credit and Convertible Loan Agreement, and the aggregate exercise price of warrants issued in connection with Convertible Loans in excess of $140 million may not exceed 35% of the maximum aggregate amount of such Convertible Loans that has been outstanding at any time under the Revolving Credit and Convertible Loan Agreement. Interest payable on the Convertible Loan shall be 6-months U.S. LIBOR plus 7% per annum for any Convertible Loan outstanding when the Maximum Drawn Support Amount is less than or equal to $200 million, and 6-months U.S. LIBOR plus 8% per annum when the Maximum Drawn Support Amount is greater than $200 million.

(iii)    If the Maximum Drawn Support Amount at such time exceeds $200 million, or if the Company's debt to EBITDA ratio exceeds 3.5 to 1.0 (or, for the 2012 fiscal year, 4.0 to 1.0), the Liquidity Injection will be in the form selected by Total S.A., at its complete discretion, as an additional Revolving Loan, an additional Convertible Loan, a purchase of the equity securities of the Company, pursuant to the form Private Placement Agreement set forth as Exhibit C to the Compensation and Funding Agreement (a "Private Placement Agreement"), a guarantee by Total S.A. of the Company's indebtedness, pursuant to the form Guaranty set forth as Exhibit D to the Compensation and Funding Agreement (a "Guaranty"), or another form of Liquidity Injection acceptable to the DOE and the Company. The Company shall issue to Total S.A. warrants in connection with additional Revolving Loans or Convertible Loans as described above. If such Liquidity Injection is in the form of purchase of equity securities, then the Company will issue to or as directed by Total S.A. a warrant, in the form of Exhibit A to the Compensation and Funding Agreement, that is exercisable for seven years to purchase an amount of the Company's common stock equal to 25% of the amount of such Liquidity Injection divided by 30-Day VWAP as of the date of such Liquidity Injection. Any common stock sold to Total S.A. under the Private Placement Agreement will be priced at a 17% discount from the 30-Day VWAP as of the date such common stock is sold, and may be rounded up, at Total S.A.'s option, from the required amount of such Liquidity Injection to the next integral multiple of $25 million.

No warrants issued shall be exercisable so long as at least $25 million of the Company's convertible debt remains outstanding and such exercise will cause "any person," including Total S.A., to, directly or indirectly, including through one or more wholly-owned subsidiaries, become the "beneficial owner" of more than 74.99% of the voting power of the Company's common stock at such time. Loans made by Total S.A. under the Compensation and Funding Agreement shall be prepayable by the Company in agreed increments, so long as after giving effect to any such prepayment the Company's Reported Liquidity and Project Liquidity would be at least $125 million.

Notwithstanding the foregoing, if the incurrence of any such debt or issuance of any such warrants or equity securities would trigger a default under the terms of any existing SunPower debt agreements in an amount greater than $10 million, Total S.A. will have the option, in its reasonable discretion, to provide a Liquidity Injection in an alternative form so as not to cause the Company to be in breach or default of any of its debt agreements. Notwithstanding the limitations on the form of Liquidity Injections described above, in connection with an actual or potential breach by the Company of its covenants under the Credit Agricole Facility Agreement, Total S.A. may make Liquidity Injections in the form of equity purchases sufficient to provide the Company with an “equity cure” under the Credit Agricole Facility Agreement, plus up to an additional $25 million of equity purchases. In addition to the provision of any "equity cure," Total S.A. may also in such event elect to lend money to the Company, in the form of convertible debt as described above, in order to repay amounts owing under the Credit Agricole Facility Agreement. Any such debt would bear interest at a rate of LIBOR plus 4.25% per annum until the maturity of the facility, and would thereafter bear interest at the rates described above, depending on the Maximum Drawn Support Amount.

If Total S.A. is required to make any payment to a lender under a Guaranty, and if the Company does not repay such payment to Total S.A. within 30 days, the amount of such payment, plus interest, shall be convertible, at Total S.A.'s option, into a Revolving Loan, a Convertible Loan or a purchase of equity pursuant to the Private Placement Agreement, in each case upon notice from Total S.A. to the Company and in each case with warrant coverage as described above.

Termination

The Compensation and Funding Agreement will remain in effect as long as (i) any obligations of the Company remain outstanding under any Revolving Credit and Convertible Loan Agreement or a Private Placement Agreement, (ii) any obligations of Total S.A. remain outstanding under any Guaranty, or (iii) Total S.A. has any obligation to provide Liquidity Injections pursuant to the Liquidity Support Agreement.

The above description of the Compensation and Funding Agreement is a summary only and is qualified in its entirety by reference to the Compensation and Funding Agreement, which is attached hereto as Exhibit 10.90 and is incorporated herein by reference.

Third Amendment to Affiliation Agreement

In connection with the Liquidity Support Arrangements, the Company also entered into a third amendment (the "Third Amendment to Affiliation Agreement") to the Affiliation Agreement, dated April 28, 2011, with Total Gas & Power USA, SAS, a société par actions simplifiée organized under the laws of the Republic of France and a wholly-owned subsidiary of Total S.A. ("Total"), as previously amended by the Amendment to Affiliation Agreement, dated as of June 7, 2011, and the Second Amendment to Affiliation Agreement, dated as of December 23, 2011 (the "Affiliation Agreement"). The Third Amendment to Affiliation Agreement, among other things, (i) provides that Total will have the right to appoint a deputy project manager for the CVSR project, subject to certain conditions; (ii) increases the number of Total designated directors on each of the Company's Compensation Committee, Nominating and Governance Committee and any other standing or ad hoc committee of the Company's Board of Directors to two members out of four (from one member out of three each), excluding the Audit Committee; (iii) broadens the definition of the period during which the Company must obtain the affirmative vote or written consent of Total prior to undertaking certain actions to include the period during which the Liquidity Support Arrangements are outstanding; (iv) requires the affirmative vote or written consent of Total for any repurchases by the Company of its common stock and under certain circumstances, issuance of convertible debt, including to refinance existing convertible debt; and (v) specifies that the standstill provisions of the Affiliation Agreement do not apply to securities issued in connection with the Liquidity Support Arrangements.

The above description of the Third Amendment to Affiliation Agreement is a summary only and is qualified in its entirety by reference to the Third Amendment to Affiliation Agreement, which is attached hereto as Exhibit 10.91 and is incorporated herein by reference.

Revolving Credit and Convertible Loan Agreement

On February 28, 2012, the Company and Total entered into a Revolving Credit and Convertible Loan Agreement, pursuant to which, the Company may receive Liquidity Injections from Total in the form of Revolving Loans or Convertible Loans pursuant to the terms of such agreement. All Revolving Loans and Convertible Loans shall accrue interest as described above. All Revolving Loans shall be in an initial principal amount that is an integral multiple of $1 million and not less than $5 million, or the amount remaining available under the $600 million Liquidity Support Facility. All Convertible Loans shall be in an initial principal amount that is an integral multiple of $1 million and not less than $10 million, or the amount remaining available under the $600 million Liquidity Support Facility. All Revolving Loans or Convertible Loans must rank pari passu with the Company's existing senior indebtedness, and secured to the fullest extent permitted by the Company's debt agreements. Total may demand prepayment of Revolving Loans and/or Convertible Loans, provided that after such prepayment, the Company would maintain its Reported Liquidity of at least $150 million and would not be in default of any financial covenant under its indebtedness; after the expiration of the Compensation and Funding Agreement, Total may demand prepayment without regard to these conditions.

The above description of the Revolving Credit and Convertible Loan Agreement is a summary only and is qualified in its entirety by reference to the Revolving Credit and Convertible Loan Agreement, which is attached hereto as Exhibit 10.93 and is incorporated herein by reference.

Private Placement Agreement

On February 28, 2012, the Company and Total entered into a Private Placement Agreement, pursuant to which the Company will issue and sell to Total, and Total will purchase from the Company, the Company's common stock or warrants to purchase the Company's common stock with respect to each Liquidity Injection as specified by the terms of the Compensation and Funding Agreement. The number of warrant shares and exercise price will be calculated in accordance with the Compensation and Funding Agreement, and any common stock sold under the Private Placement Agreement will be priced at a 17% discount from the 30-Day VWAP as of the date such common stock is sold.

The above description of the Private Placement Agreement is a summary only and is qualified in its entirety by reference to the Private Placement Agreement, which is attached hereto as Exhibit 10.94 and is incorporated herein by reference.

Relationship Between the Company and Total

On June 21, 2011, the Company became a majority-owned subsidiary of Total through a tender offer whereby Total purchased approximately 60% of the Company's outstanding shares of Class A common stock and Class B common stock (which, as previously announced, the Company reclassified into a single class of common stock on November 16, 2011). In connection with the tender offer, the Company, Total and Total S.A. entered into several ancillary agreements, including (i) a Credit Support Agreement, pursuant to which Total S.A. agreed to provide certain guarantees and otherwise assist the Company in obtaining credit from third-party sources, and (ii) the Affiliation Agreement (described above), which defines the conditions under which Total may acquire further SunPower common stock and sets forth various principles for the governance of the Company during Total's period of control. Pursuant to the Affiliation Agreement, Total has designated, and currently has the continuing right to nominate, six of the Company's 11 directors.

On January 31, 2011, the Company acquired Tenesol S.A., a société anonyme organized under the laws of the Republic of France, from Total, and in connection with the acquisition, Total purchased 18.6 million additional shares of the Company's common stock in a private placement. The completion of the private placement increased Total's ownership percentage of the Company's common stock to approximately 66% of outstanding common stock.

Item 2.03    Creation of a Direct Financial Obligation or an Obligation under an Off-Balance Sheet Arrangement of a Registrant.

The information contained in Item 1.01 above is incorporated herein by reference.

Item 3.02.    Unregistered Sales of Equity Securities.

On February 28, 2012, the Company issued to Total the Upfront Warrant (described above) to purchase 9,531,677 shares of the Company's common stock with an exercise price of $7.8685, subject to adjustment for customary anti-dilution and other events. The Company did not receive any cash consideration for the Upfront Warrant. The Company believes that the issuance and sale of the Upfront Warrant was exempt from the registration requirements of the Securities Act of 1933 pursuant to Section 4(2) thereunder.

The information contained in Item 1.01 above is incorporated herein by reference.

The above description of the Upfront Warrant is a summary only and is qualified in its entirety by reference to the Upfront Warrant, which is attached hereto as Exhibit 10.92 and is incorporated herein by reference.

Item 5.07.    Submission of Matters to a Vote of Security Holders.

In accordance with the requirements of the Nasdaq Stock Market Listing Rules, the Company was required to seek stockholder approval of the Liquidity Support Arrangements. On February 28, 2012, Total, the holder of 78,576,682 shares of common stock of the Company, constituting a majority of the voting control of the Company, approved by written consent the

Liquidity Support Arrangements.

In connection with the written consent, the Company will file an Information Statement (the "Information Statement") with the Securities and Exchange Commission pursuant to Section 14(c) of the Securities Exchange Act of 1934, as amended, and the rules and regulations thereunder, and will provide a copy of the Information Statement to all stockholders who did not execute the written consent.

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

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information appearing under this Item is incorporated herein by reference to the similarly named section in our proxy statement for the 2012 annual meeting of stockholders.

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

ITEM 11: EXECUTIVE COMPENSATION

Information appearing under this Item is incorporated herein by reference to the similarly named section in our proxy statement for the 2012 annual meeting of stockholders.

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information appearing under this Item is incorporated herein by reference to the similarly named section in our proxy statement for the 2012 annual meeting of stockholders.

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information appearing under this Item is incorporated herein by reference to the similarly named section in our proxy statement for the 2012 annual meeting of stockholders.

ITEM 14: PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information appearing under this Item is incorporated herein by reference to the similarly named section in our proxy statement for the 2012 annual meeting of stockholders.

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

2.2
Stock Purchase Agreement, dated December 23, 2011, by and among SunPower Corporation, Total Gas & Power USA, SAS, and Total Energie Développement SAS (incorporated by reference to Exhibit 2.1 to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on December 23, 2011).

3.1
Restated Certificate of Incorporation of SunPower Corporation (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 16, 2011).

3.2
Amended and Restated By-Laws of SunPower Corporation (incorporated by reference to Exhibit 3.3 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 16, 2011).

4.1 *	Specimen Common Stock Certificate.
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

4.6
Fourth Supplemental Indenture, dated April 1, 2010, by and between SunPower Corporation and Wells Fargo, National Association as Trustee (incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on April 6, 2010).

4.7
Fifth Supplemental Indenture, dated November 16, 2011, by and between SunPower Corporation and Wells Fargo Bank, National Association as Trustee (incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on November 16, 2011).

4.8
Sixth Supplemental Indenture, dated November 16, 2011, by and between SunPower Corporation and Wells Fargo Bank, National Association as Trustee (incorporated by reference to Exhibit 4.2 to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on November 16, 2011).

4.9
Seventh Supplemental Indenture, dated November 16, 2011, by and between SunPower Corporation and Wells Fargo Bank, National Association as Trustee (incorporated by reference to Exhibit 4.3 to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on November 16, 2011).

4.10
Eighth Supplemental Indenture, dated November 16, 2011, by and between SunPower Corporation and Wells Fargo Bank, National Association as Trustee (incorporated by reference to Exhibit 4.4 to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on November 16, 2011).

4.11
Amended and Restated Rights Agreement, dated November 16, 2011, by and between SunPower Corporation and Computershare Trust Company, N.A., as Rights Agent, including the form of Certificate of Designation of Series A Junior Participating Preferred Stock, the forms of Right Certificates, and the Summary of Rights attached thereto as Exhibits A, B, and C, respectively (incorporated by reference to Exhibit 4.1 to the Registrant's Registration Statement on Form 8-A filed with the Securities and Exchange Commission on November 16, 2011).

4.12
Certificate of Designation of Series A Junior Participating Preferred Stock of SunPower Corporation (incorporated by reference to Exhibit 4.6 to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on November 16, 2011).

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

10.25†
Warrant Adjustment Notice, dated August 26, 2011, from Wachovia Bank, National Association, regarding Warrant Transaction Confirmation, dated April 28, 2009, by and between SunPower Corporation and Wachovia Bank, National Association (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 10, 2011).

10.26
Warrant Adjustment Notice, dated August 30, 2011, from Deutsche Bank AG, London Branch, regarding (1) Warrant Transaction Confirmation, dated April 28, 2009, by and between SunPower Corporation and Deutsche Bank AG, London Branch; (2) Warrant Transaction Confirmation, dated December 22, 2010, by and between SunPower Corporation and Deutsche Bank AG, London Branch; and (3) Warrant Transaction Confirmation, dated December 22, 2010, by and between SunPower Corporation and Deutsche Bank AG, London (incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 10, 2011).

10.27†
Warrant Adjustment Notice, dated August 31, 2011, from Credit Suisse International, regarding (1) Warrant Transaction Confirmation, dated April 28, 2009, by and between SunPower Corporation and Credit Suisse International; (2) Warrant Transaction Confirmation, dated December 22, 2010, by and between SunPower Corporation and Credit Suisse International; and (3) Warrant Transaction Confirmation, dated December 22, 2010, by and between SunPower Corporation and Credit Suisse International (incorporated by reference to Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 10, 2011).

10.28
Warrant Adjustment Notice, dated September 21, 2011, from Bank of America, N.A., regarding (1) Warrant Transaction Confirmation, dated December 22, 2010, by and between SunPower Corporation and Bank of America, N.A.; and (2) Warrant Transaction Confirmation, dated December 22, 2010, by and between SunPower Corporation and Bank of America, N.A. (incorporated by reference to Exhibit 10.7 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 10, 2011).

10.29
Warrant Adjustment Notice, dated September 21, 2011, from Barclays Bank PLC, regarding (1) Warrant Transaction Confirmation, dated December 22, 2010, by and between SunPower Corporation and Barclays Bank PLC; and (2) Warrant Transaction Confirmation, dated December 22, 2010, by and between SunPower Corporation and Barclays Bank PLC (incorporated by reference to Exhibit 10.8 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 10, 2011).

10.30
Tender Offer Agreement, dated April 28, 2011, between SunPower Corporation and Total Gas & Power USA, SAS (incorporated by reference to Exhibit 99.2 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 12, 2011).

10.31
Amendment to Tender Offer Agreement, dated June 7, 2011, between SunPower Corporation and Total Gas & Power USA, SAS (incorporated by reference to Exhibit 2.1 of Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on June 7, 2011).

10.32
Tender Offer Agreement Guaranty, dated April 28, 2011, between SunPower Corporation and Total S.A. (incorporated by reference to Exhibit 99.4 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 12, 2011).

10.33
Credit Support Agreement, dated April 28, 2011, between SunPower Corporation and Total S.A. (incorporated by reference to Exhibit 99.5 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 12, 2011).

10.34
Amendment to Credit Support Agreement, dated June 7, 2011, between SunPower Corporation and Total S.A. (incorporated by reference to Exhibit 10.1 of Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on June 7, 2011).

10.35
Second Amendment to Credit Support Agreement, dated December 12, 2011, by and between Total S.A. and SunPower Corporation (incorporated by reference to Exhibit 10.3 of Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on December 23, 2011).

10.36
Affiliation Agreement, dated April 28, 2011, between SunPower Corporation and Total Gas & Power USA, SAS (incorporated by reference to Exhibit 99.6 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 12, 2011).

10.37
Amendment to Affiliation Agreement, dated June 7, 2011, between SunPower Corporation and Total Gas & Power USA, SAS (incorporated by reference to Exhibit 10.2 of Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on June 7, 2011).

10.38
Second Amendment to Affiliation Agreement, dated December 23, 2011, by and between Total G&P and SunPower Corporation (incorporated by reference to Exhibit 10.4 of Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on December 23, 2011).

10.39
Affiliation Agreement Guaranty, dated April 28, 2011, between SunPower Corporation and Total S.A. (incorporated by reference to Exhibit 99.7 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 12, 2011).

10.40
Research & Collaboration Agreement, dated April 28, 2011, between SunPower Corporation and Total Gas & Power USA, SAS (incorporated by reference to Exhibit 99.8 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 12, 2011).

10.41
Amendment to Research & Collaboration Agreement, dated June 7, 2011, between SunPower Corporation and Total Gas & Power USA, SAS (incorporated by reference to Exhibit 10.3 of Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on June 7, 2011).

10.42
Registration Rights Agreement, dated April 28, 2011, between SunPower Corporation and Total Gas & Power USA, SAS (incorporated by reference to Exhibit 99.9 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 12, 2011).

10.43
Private Placement Agreement, dated December 23, 2011, by and between Total Gas & Power USA, SAS and SunPower Corporation (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on December 23, 2011).

10.44
Master Agreement, dated December 23, 2011, by and among SunPower Corporation, Total Gas & Power USA, SAS, and Total S.A. (incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on December 23, 2011).

10.45^
SunPower Corporation 1996 Stock Plan and form of agreements there under (incorporated by reference to Exhibit 10.3 to the Registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on August 25, 2005).

10.46^
SunPower Corporation 2005 Stock Unit Plan (incorporated by reference to Exhibit 10.28 to the Registrant’s Registration Statement on Form S-1/A filed with the Securities and Exchange Commission on October 31, 2005).

10.47^
Third Amended and Restated SunPower Corporation 2005 Stock Incentive Plan and forms of agreements there under (incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on November 17, 2011).

10.48^
PowerLight Corporation Common Stock Option and Common Stock Purchase Plan (incorporated by reference to Exhibit 4.3 to the Registrant’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on January 25, 2007).

10.49^
Form of PowerLight Corporation Incentive/Non-Qualified Stock Option, Market Standoff and Stock Restriction Agreement (Employees) (incorporated by reference to Exhibit 4.4 to the Registrant’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on January 25, 2007).

10.50^
Outside Director Compensation Policy, as amended on June 15, 2011  (incorporated by reference to Exhibit 10.17 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 9, 2011).

10.51^
Form of Employment Agreement for Executive Officers (incorporated by reference to Exhibit 10.16 to the Registrant's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 19, 2010).

10.52^
SunPower Corporation Management Career Transition Plan (incorporated by reference to Exhibit 10.17 to the Registrant's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 19, 2010).

10.53^
SunPower Corporation Executive Quarterly Key Initiative Bonus Plan (incorporated by reference to Exhibit 10.34 to the Registrant's Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 28, 2011).

10.54^
SunPower Corporation Annual Executive Bonus Plan (incorporated by reference to Exhibit 10.19 to the Registrant's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 19, 2010).

10.55^*	Form of Indemnification Agreement for Directors and Officers.
10.56^
Form of Retention Agreement, dated May 20, 2011, by and between SunPower Corporation and certain executive officers (incorporated by reference to Exhibit 10.13 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 9, 2011).

10.57^
Amended and Restated Employment Agreement, dated December 23, 2011, by and between SunPower Corporation and Dennis Arriola (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on December 23, 2011).

10.58^*	Amended and Restated Employment Agreement, dated October 27, 2011, by and between SunPower Corporation and Bruce Ledesma.
10.59†
Mortgage Loan Agreement, dated May 6, 2010, by and among SunPower Philippines Manufacturing Ltd., SPML Land, Inc. and International Finance Corporation (incorporated by reference to Exhibit 10.13 to the Registrant's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 13, 2010).

10.6
Guarantee Agreement, dated May 6, 2010, by and between SunPower Corporation and International Finance Corporation (incorporated by reference to Exhibit 10.14 to the Registrant's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 13, 2010).

10.61	Amendment No. 1 to Loan Agreement, dated November 2, 2010, by and between SunPower Philippines Manufacturing Ltd. and International Finance Corporation.
10.62
Loan Agreement, dated December 1, 2010, by and among California Enterprise Development Authority and SunPower Corporation, relating to $30,000,000 California Enterprise Development Authority Tax Exempt Recovery Zone Facility Revenue Bonds (SunPower Corporation - Headquarters Project) Series 2010.

10.63
First Supplement to Loan Agreement, dated June 1, 2011, by and between California Enterprise Development Authority and SunPower Corporation, relating to $30,000,000 California Enterprise Development Authority Tax Exempt Recovery Zone Facility Revenue Bonds (SunPower Corporation - Headquarters Project) Series 2010 (incorporated by reference to Exhibit 10.16 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 9, 2011).

10.64†
Letter of Credit Facility Agreement, dated August 9, 2011, by and among SunPower Corporation, Total S.A., the Subsidiary Applicants party thereto, the Banks party thereto, and Deutsche Bank AG New York Branch (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 10, 2011).

10.65*†
First Amendment to Letter of Credit Facility Agreement, dated December 20, 2011, by and among SunPower Corporation, Total S.A., the Subsidiary Applicants party thereto, the Banks party thereto, and Deutsche Bank AG New York Branch.

10.66
Revolving Credit Agreement, dated September 27, 2011, by and among SunPower Corporation, Credit Agricole Corporate and Investment Bank, and the financial institutions party thereto (incorporated by reference to Exhibit 10.9 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 10, 2011).

10.67*	First Amendment to Revolving Credit Agreement, dated December 21, 2011, by and among SunPower Corporation, Credit Agricole Corporate and Investment Bank, and the financial institutions party thereto.
10.68
Continuing Agreement for Standby Letters of Credit and Demand Guarantees, dated September 27, 2011, by and among SunPower Corporation, Deutsche Bank Trust Company Americas, and Deutsche Bank AG New York Branch (incorporated by reference to Exhibit 10.10 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 10, 2011).

10.69
Security Agreement, dated September 27, 2011, by and among SunPower Corporation, Deutsche Bank Trust Company Americas, and Deutsche Bank AG New York Branch (incorporated by reference to Exhibit 10.11 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 10, 2011).

10.70†
Joint Venture Agreement, dated May 27, 2010, by and among SunPower Technology, Ltd., AU Optronics Singapore Pte. Ltd., AU Optronics Corporation and AUO SunPower Sdn. Bhd. (formerly known as SunPower Malaysia Manufacturing Sdn. Bhd.) (incorporated by reference to Exhibit 10.15 to the Registrant's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 13, 2010).

10.71
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

10.72
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

10.73†
Supply Agreement, dated July 5, 2010, by and among AUO SunPower Sdn. Bhd. (formerly known as SunPower Malaysia Manufacturing Sdn. Bhd.), SunPower Systems, Sarl and AU Optronics Singapore Pte. Ltd. (incorporated by reference to Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 12, 2010).

1.74
License and Technology Agreement, dated July 5, 2010, by and among SunPower Technology, Ltd., AU Optronics Singapore Pte. Ltd. and AUO SunPower Sdn. Bhd. (formerly known as SunPower Malaysia Manufacturing Sdn. Bhd.) (incorporated by reference to Exhibit 10.4 to the Registrant's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 12, 2010).

10.75†
Ingot Supply Agreement, dated December 22, 2006, by and between SunPower Corporation and Woongjin Energy Co., Ltd. (incorporated by reference to Exhibit 10.62 to the Registrant's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 2, 2007).

10.76†
Amendment No. 1 to Ingot Supply Agreement, dated August 4, 2008, by and between SunPower Corporation and Woongjin Energy Co., Ltd. (incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 7, 2008).

10.77†
Amendment No. 2 to Ingot Supply Agreement, dated August 1, 2009, by and between SunPower Corporation and Woongjin Energy Co., Ltd. (incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 2, 2009).

10.78†
Amendment No. 3 to Ingot Supply Agreement, dated February 1, 2011, by and between SunPower Corporation and Woongjin Energy Co., Ltd. (incorporated by reference to Exhibit 10.7 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 12, 2011).

10.79†
Amendment No. 4 to Ingot Supply Agreement, dated July 5, 2011, by and between SunPower Corporation and Woongjin Energy Co., Ltd. (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 10, 2011).

10.80*†	Amendment No. 5 to Ingot Supply Agreement, dated October 28, 2011, by and between SunPower Corporation and Woongjin Energy Co., Ltd.
10.81†
Wafering Supply and Sales Agreement, dated October 1, 2007, by and between SunPower Philippines Manufacturing Ltd. and First Philec Solar Corp. (incorporated by reference to Exhibit 10.12 to the Registrant's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 9, 2007).

10.82*†	2011 Resolution Agreement to Wafering Supply and Sales Agreement, dated October 21, 2011, by and between SunPower Philippines Manufacturing Ltd. and First Philec Solar Corp.
10.83†
Polysilicon Supply Agreement, dated December 22, 2006, by and between SunPower Philippines Manufacturing, Ltd. and Woongjin Energy Co., Ltd. (incorporated by reference to Exhibit 10.61 to the Registrant's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 2, 2007).

10.84†
Amendment to Polysilicon Supply Agreement, dated January 8, 2008, by and between SunPower Philippines Manufacturing, Ltd. and Woongjin Energy Co., Ltd. (incorporated by reference to Exhibit 10.4 to the Registrant's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 9, 2008).

10.85†
Amendment No. 2 to Polysilicon Supply Agreement, dated August 4, 2008, by and between SunPower Philippines Manufacturing, Ltd. and Woongjin Energy Co., Ltd. (incorporated by reference to Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 7, 2008).

10.86†
Amendment No. 3 to Polysilicon Supply Agreement, dated August 1, 2009, by and between SunPower Philippines Manufacturing, Ltd. and Woongjin Energy Co., Ltd. (incorporated by reference to Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 2, 2009).

10.87
Tax Sharing Agreement, dated October 6, 2005, by and between SunPower Corporation and Cypress Semiconductor Corporation (incorporated by reference to Exhibit 10.16 to the Registrant's Registration Statement on Form S-1/A filed with the Securities and Exchange Commission on October 11, 2005).

10.88
Amendment No. 1 to Tax Sharing Agreement, dated August 12, 2008, by and between SunPower Corporation and Cypress Semiconductor Corporation (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on August 12, 2008).

10.89*	Liquidity Support Agreement, dated February 28, 2012, by and among SunPower Corporation, Total S.A. and the U.S. Department of Energy, acting by and through the Secretary of Energy
10.90*	Compensation and Funding Agreement, dated February 28, 2012, by and between SunPower Corporation and Total S.A.
10.91*	Amendment No. 3 to Affiliation Agreement, dated February 28, 2012, by and between Total Gas & Power USA, SAS and SunPower Corporation.
10.92*	Warrant to Purchase Common Stock, dated February 28, 2012, issued to Total Gas & Power USA, SAS.
10.93*†	Revolving Credit and Convertible Loan Agreement, dated February 28, 2012, by and between Total Gas & Power USA, SAS and SunPower Corporation.
10.94*	Private Placement Agreement, dated February 28, 2012, by and between Total Gas & Power USA, SAS and SunPower Corporation.
10.95*	Form of Warrant to Purchase Common Stock, issued by SunPower Corporation to Total Gas & Power USA, SAS.
10.96*	Form of Guarantee from Total S.A. and Bank.
10.97*	Form of Convertible Term Loan Note, issued by SunPower Corporation to Holder.
10.98*	Revolving Loan Note, dated February 28, 2012, issued by SunPower Corporation to Total Gas & Power USA, SAS.
10.99*	Form of Terms Agreement, between SunPower Corporation and Total Gas & Power USA, SAS.
21.1*	List of Subsidiaries.
23.1*	Consent of Independent Registered Public Accounting Firm.
24.1*	Power of Attorney.

31.1*	Certification by Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a).
31.2*	Certification by Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a).
32.1*	Certification Furnished Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*+	XBRL Instance Document.
101.SCH*+	XBRL Taxonomy Schema Document.
101.CAL*+	XBRL Taxonomy Calculation Linkbase Document.
101.LAB*+	XBRL Taxonomy Label Linkbase Document.
101.PRE*+	XBRL Taxonomy Presentation Linkbase Document.
101.DEF*+	XBRL Taxonomy Definition Linkbase Document.

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

SUNPOWER CORPORATION

Dated: February 29, 2012	By:	/s/ DENNIS V. ARRIOLA

Dennis V. Arriola
Executive Vice President and
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ THOMAS H. WERNER	President, Chief Executive Officer and Director	February 29, 2012
Thomas H. Werner	(Principal Executive Officer)

/S/ DENNIS V. ARRIOLA	Executive Vice President and Chief Financial Officer	February 29, 2012
Dennis V. Arriola	(Principal Financial Officer)

/S/ ERIC BRANDERIZ	Vice President, Corporate Controller and Principal Accounting Officer	February 29, 2012
Eric Branderiz	(Principal Accounting Officer)

*	Director	February 29, 2012
W. Steve Albrecht

*	Director	February 29, 2012
Betsy S. Atkins

*	Director	February 29, 2012
Arnaud Chaperon

*	Director	February 29, 2012
Bernard Clement

*	Director	February 29, 2012
Denis Giorno

*	Director	February 29, 2012
Thomas R. McDaniel

*	Director	February 29, 2012
Jean-Marc Otero del Val

*	Director	February 29, 2012
Jerome Schmitt

*	Director	February 29, 2012
Humbert de Wendel

*	Director	February 29, 2012
Patrick Wood III

*By:  /S/ DENNIS V. ARRIOLA
Dennis V. Arriola
Power of Attorney

Index to Exhibits

Exhibit Number	Description

4.1*	Specimen Common Stock Certificate.
10.55*^	Form of Indemnification Agreement for Directors and Officers.
10.58*^	Amended and Restated Employment Agreement, dated October 27, 2011, by and between SunPower Corporation and Bruce Ledesma.
10.65*†
First Amendment to Letter of Credit Facility Agreement, dated December 20, 2011, by and among SunPower Corporation, Total S.A., the Subsidiary Applicants party thereto, the Banks party thereto, and Deutsche Bank AG New York Branch.

10.67*	First Amendment to Revolving Credit Agreement, dated December 21, 2011, by and among SunPower Corporation, Credit Agricole Corporate and Investment Bank, and the financial institutions party thereto
10.80*†	Amendment No. 5 to Ingot Supply Agreement, dated October 28, 2011, by and between SunPower Corporation and Woongjin Energy Co., Ltd.
10.82*†	2011 Resolution Agreement to Wafering Supply and Sales Agreement, dated October 21, 2011, by and between SunPower Philippines Manufacturing Ltd. and First Philec Solar Corp.
10.89*	Liquidity Support Agreement, dated February 28, 2012, by and among SunPower Corporation, Total S.A. and the U.S. Department of Energy, acting by and through the Secretary of Energy.
10.90*	Compensation and Funding Agreement, dated February 28, 2012, by and between SunPower Corporation and Total S.A.
10.91*	Amendment No. 3 to Affiliation Agreement, dated February 28, 2012, by and between Total Gas & Power USA, SAS and SunPower Corporation.
10.92*	Warrant to Purchase Common Stock, dated February 28, 2012, issued to Total Gas & Power USA, SAS.
10.93*†	Revolving Credit and Convertible Loan Agreement, dated February 28, 2012, by and between Total Gas & Power USA, SAS and SunPower Corporation.
10.94*	Private Placement Agreement, dated February 28, 2012, by and between Total Gas & Power USA, SAS and SunPower Corporation.
10.95*	Form of Warrant to Purchase Common Stock, issued by SunPower Corporation to Total Gas & Power USA, SAS.
10.96*	Form of Guarantee from Total S.A. and Bank.
10.97*	Form of Convertible Term Loan Note, issued by SunPower Corporation to Holder.
10.98*	Revolving Loan Note, dated February 28, 2012, issued by SunPower Corporation to Total Gas & Power USA, SAS.
10.99*	Form of Terms Agreement, between SunPower Corporation and Total Gas & Power USA, SAS.
21.1*	List of Subsidiaries.
23.1*	Consent of Independent Registered Public Accounting Firm.
24.1*	Power of Attorney.
31.1*	Certification by Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a).
31.2*	Certification by Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a).
32.1*	Certification Furnished Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*+	XBRL Instance Document.
101.SCH*+	XBRL Taxonomy Schema Document.
101.CAL*+	XBRL Taxonomy Calculation Linkbase Document.
101.LAB*+	XBRL Taxonomy Label Linkbase Document.
101.PRE*+	XBRL Taxonomy Presentation Linkbase Document.
101.DEF*+	XBRL Taxonomy Definition Linkbase Document.

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