Form 10-Q
period 2012-04-01
SUNPOWER CORP
filed 2012-05-09
CIK 867773

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 1, 2012
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

The total number of outstanding shares of the registrant’s common stock as of May 4, 2012 was 118,341,990.

d

SunPower Corporation

PART I. FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

SunPower Corporation
Condensed Consolidated Balance Sheets
(In thousands, except share data)
(unaudited)

	April 1, 2012	January 1, 2012 (1)
Assets
Current assets:
Cash and cash equivalents	$302,137	$725,618
Restricted cash and cash equivalents, current portion	15,534	52,279
Accounts receivable, net	348,068	438,633
Costs and estimated earnings in excess of billings	52,070	54,854
Inventories	515,906	445,501
Advances to suppliers, current portion	58,185	43,143
Project assets - plants and land, current portion	57,130	24,243
Prepaid expenses and other current assets (2)	561,426	502,879
Total current assets	1,910,456	2,287,150

Restricted cash and cash equivalents, net of current portion	20,077	27,276
Restricted long-term marketable securities	9,087	9,145
Property, plant and equipment, net	651,880	628,769
Project assets - plants and land, net of current portion	40,986	34,614
Goodwill	47,422	47,077
Other intangible assets, net	21,906	23,900
Advances to suppliers, net of current portion	285,061	284,378
Other long-term assets (2)	227,212	176,821
Total assets	$3,214,087	$3,519,130

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable (2)	$482,497	$441,655
Accrued liabilities	189,328	249,404
Billings in excess of costs and estimated earnings	170,163	170,828
Short-term debt	2,188	2,122
Convertible debt, current portion	—	196,710
Customer advances, current portion (2)	42,167	48,073
Total current liabilities	886,343	1,108,792

Long-term debt	264,419	364,273
Convertible debt, net of current portion	426,851	423,268
Customer advances, net of current portion (2)	188,862	181,946
Other long-term liabilities	200,347	166,126
Total liabilities	1,966,822	2,244,405
Commitments and contingencies (Note 8)
Stockholders' equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; none issued and outstanding as of both April 1, 2012 and January 1, 2012	—	—
Common stock, $0.001 par value, 367,500,000 shares authorized; 122,010,612 shares issued, and 118,313,577 outstanding as of April 1, 2012; 101,851,290 shares issued, and 100,475,533 shares outstanding as of January 1, 2012	118	100
Additional paid-in capital	1,895,572	1,845,964
Accumulated deficit	(624,594)	(550,064)
Accumulated other comprehensive income	8,470	7,142
Treasury stock, at cost; 3,697,035 shares of common stock as of April 1, 2012; 1,375,757 shares of common stock as of January 1, 2012	(32,301)	(28,417)
Total stockholders' equity	1,247,265	1,274,725
Total liabilities and stockholders' equity	$3,214,087	$3,519,130

(1)	As adjusted to reflect the balances of Tenesol S.A. ("Tenesol") beginning October 10, 2011, as required under the accounting guidelines for a transfer of an entity under common control (see Note 3).

(2)
Company has related party balances in connection with transactions made with its joint ventures which are recorded within the "Prepaid expenses and other current assets," "Other long-term assets," "Accounts payable," "Customer advance, current portion," and "Customer advances, net of current portion" financial statement line items in the Consolidated Balance Sheets (see Note 5, Note 8, and Note 9).

The accompanying notes are an integral part of these condensed consolidated financial statements.

SunPower Corporation
Condensed Consolidated Statements of Operations
(In thousands, except per share data)
(unaudited)

	Three Months Ended
	April 1, 2012	April 3, 2011

Revenue	$494,131	$451,418
Cost of revenue	448,883	362,896
Gross margin	45,248	88,522
Operating expenses:
Research and development	16,726	13,646
Sales, general and administrative	76,194	76,179
Restructuring charges	3,046	—
Total operating expenses	95,966	89,825
Operating loss	(50,718)	(1,303)
Other expense, net:
Interest income	342	743
Interest expense	(18,701)	(15,259)
Gain (loss) on mark-to-market derivatives	13	(44)
Other, net	(685)	(9,207)
Other expense, net	(19,031)	(23,767)
Loss before income taxes and equity in earnings (loss) of unconsolidated investees	(69,749)	(25,070)
Benefit from (provision for) income taxes	(1,356)	15,816
Equity in earnings (loss) of unconsolidated investees	(3,425)	7,133
Net loss	$(74,530)	$(2,121)

Net loss per share of common stock:
Basic and diluted	$(0.67)	$(0.02)
Weighted-average shares:
Basic and diluted	111,785	96,453

The accompanying notes are an integral part of these condensed consolidated financial statements.

SunPower Corporation
Condensed Consolidated Statements of Comprehensive Loss
(In thousands)
(unaudited)

	Three Months Ended
(In thousands)	April 1, 2012	April 3, 2011
Net loss	$(74,530)	$(2,121)
Components of comprehensive loss:
Translation adjustment	5,998	(190)
Net unrealized loss on derivatives (Note 11)	(5,750)	(41,049)
Unrealized gain on investments	—	355
Income taxes	1,080	7,742
Net change in accumulated other comprehensive income (loss)	1,328	(33,142)
Total comprehensive loss	$(73,202)	$(35,263)

The accompanying notes are an integral part of these condensed consolidated financial statements.

SunPower Corporation
Condensed Consolidated Statements of Cash Flows
(In thousands)
(unaudited)

	Three Months Ended
	April 1, 2012	April 3, 2011
Cash flows from operating activities:
Net loss	$(74,530)	$(2,121)
Adjustments to reconcile net income to net cash used in operating activities:
Stock-based compensation	12,541	13,163
Depreciation	29,071	25,697
Amortization of other intangible assets	2,782	7,064
Gain on sale of investments	—	(128)
Loss (gain) on mark-to-market derivatives	(13)	44
Non-cash interest expense	7,099	7,325
Amortization of debt issuance costs	1,019	1,256
Amortization of promissory notes	—	1,290
Third-party inventories write-down	9,045	—
Equity in (earnings) loss of unconsolidated investees	3,425	(7,133)
Deferred income taxes and other tax liabilities	(2,306)	(2,171)
Changes in operating assets and liabilities, net of effect of acquisition:
Accounts receivable	87,672	52,274
Costs and estimated earnings in excess of billings	2,784	(40,638)
Inventories	(74,176)	(163,199)
Project assets	(39,027)	(27,644)
Prepaid expenses and other assets	(96,165)	(14,233)
Advances to suppliers	(15,724)	(12,820)
Accounts payable and other accrued liabilities	9,523	(26,368)
Billings in excess of costs and estimated earnings	(665)	21,271
Customer advances	1,016	(7,588)
Net cash used in operating activities	(136,629)	(174,659)
Cash flows from investing activities:
Decrease (increase) in restricted cash and cash equivalents	43,944	(4,728)
Purchase of property, plant and equipment	(32,782)	(44,757)
Proceeds from sale of equipment to third-party	416	209
Proceeds from sales or maturities of available-for-sale securities	—	300
Cash received for sale of investment in joint ventures	17,403	—
Cash paid for investments in joint ventures	—	(20,000)
Net cash provided by (used in) investing activities	28,981	(68,976)
Cash flows from financing activities:
Proceeds from issuance of bank loans, net of issuance costs	—	164,221
Repayment of bank loans and other debt	(100,592)	(156,136)
Cash paid for repurchase of convertible debt	(198,608)	—
Proceeds from private offering of common stock, net of issuance costs	163,681	—
Cash distributions to Parent in connection with the transfer of entities under common control	(178,290)	—
Proceeds from exercise of stock options	8	73
Purchases of stock for tax withholding obligations on vested restricted stock	(3,885)	(8,077)
Net cash provided by (used in) financing activities	(317,686)	81
Effect of exchange rate changes on cash and cash equivalents	1,853	5,994
Net decrease in cash and cash equivalents	(423,481)	(237,560)
Cash and cash equivalents at beginning of period	725,618	605,420
Cash and cash equivalents, end of period	$302,137	$367,860

Non-cash transactions:
Property, plant and equipment acquisitions funded by liabilities	$6,419	$6,159
Non-cash interest expense capitalized and added to the cost of qualified assets	364	499
Issuance of warrants in connection with the Liquidity Support Agreement	50,327	—

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

In December 2011, the Company announced a reorganization to align its business and cost structure with a regional focus in order to support the needs of its customers and improve the speed of decision-making processes. As a result, in the first quarter of fiscal 2012, the Company changed its segment reporting from its Utility and Power Plants ("UPP") Segment and Residential and Commercial ("R&C") Segment to three regional segments: (i) the Americas Segment, (ii) the EMEA Segment, and (iii) the APAC Segment. The Americas Segment includes both North and South America. The EMEA Segment includes European countries, as well as the Middle East and Africa. The APAC segment includes all Asia-Pacific countries. The Company's President and Chief Executive Officer, as the chief operating decision maker ("CODM"), has organized the Company, manages resource allocations and measures performance of the Company's activities among these three regional segments.

Historically, the UPP Segment referred to the Company's large-scale solar products and systems business, which included power plant project development and project sales, turn-key engineering, procurement and construction ("EPC") services for power plant construction, and power plant operations and maintenance ("O&M") services. The UPP Segment also sold components, including large volume sales of solar panels and mounting systems, to third parties, sometimes on a multi-year, firm commitment basis. The Company's former R&C Segment focused on solar equipment sales into the residential and small commercial market through its third-party global dealer network, as well as direct sales and EPC and O&M services in the United States and Europe for rooftop and ground-mounted solar power systems for the new homes, commercial, and public sectors.

On June 21, 2011, the Company became a majority owned subsidiary of Total Gas & Power USA, SAS, a French société par actions simplifiée ("Total"), a subsidiary of Total S.A., a French société anonyme ("Total S.A."), through a tender offer and Total's purchase of 60% of the outstanding former class A common stock and former class B common stock of the Company as of June 13, 2011. On January 31, 2012, Total purchased an additional 18.6 million shares of the Company's common stock in a private placement, thereby increasing Total's ownership to approximately 66% of the Company's outstanding common stock as of that date (see Note 2).

Basis of Presentation and Preparation

Principles of Consolidation

The Condensed Consolidated Financial Statements are prepared in accordance with accounting principles generally accepted in the United States of America ("United States" or "U.S.") and include the accounts of the Company, all of its subsidiaries and special purpose entities, as appropriate under consolidation accounting guidelines. Intercompany transactions and balances have been eliminated in consolidation. The assets of the special purpose entities that the Company sets up related to project financing for customers are not designed to be available to service the general liabilities and obligations of the Company in certain circumstances.

Reclassifications

Certain prior period balances have been reclassified to conform to the current period presentation in the Company’s Condensed Consolidated Financial Statements and the accompanying notes. Such reclassifications had no effect on previously reported results of operations or accumulated deficit.

Fiscal Years

The Company reports on a fiscal-year basis and ends its quarters on the Sunday closest to the end of the applicable calendar quarter, except in a 53-week fiscal year, in which case the additional week falls into the fourth quarter of that fiscal year. Both fiscal 2012 and 2011 consist of 52 weeks. The first quarter of fiscal 2012 ended on April 1, 2012, while the first quarter in fiscal 2011 ended on April 3, 2011.

Management Estimates

The preparation of the condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States ("U.S. GAAP") requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Significant estimates in these condensed consolidated financial statements include percentage-of-completion for construction projects, allowances for doubtful accounts receivable and sales returns, inventory and project assets write-downs, stock-based compensation, estimates for future cash flows and economic useful lives of property, plant and equipment, goodwill, valuations for business combinations, other intangible assets and other long-term assets, asset impairments, fair value of financial instruments, certain accrued liabilities including accrued warranty, restructuring and termination of supply contracts reserves, valuation of debt without the conversion feature, valuation of share lending arrangements, income taxes, and tax valuation allowances. Actual results could materially differ from those estimates.

Summary of Significant Accounting Policies

There have been no significant changes in the Company's significant accounting policies for the three months ended April 1, 2012, as compared to the significant accounting policies described in the fiscal 2011 Form 10-K. Further, there has been no issued accounting guidance not yet adopted by the Company that it believes is material, or is potentially material to its condensed consolidated financial statements.

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

On December 23, 2011, the Company entered into a Stock Purchase Agreement with Total, under which it agreed to acquire 100% of the equity interest of Tenesol, from Total for $165.4 million in cash. The Tenesol acquisition was consummated on January 31, 2012 (see Note 3). Contemporaneously with the execution of the Tenesol Stock Purchase Agreement, the Company entered into a Private Placement Agreement with Total, under which Total agreed to purchase, and the Company agreed to issue and sell 18.6 million shares of the Company's common stock for a purchase price of $8.80 per share, thereby increasing Total's ownership to approximately 66% of the Company's outstanding common stock as of that date. The sale was completed contemporaneously with the closing of the Tenesol acquisition.

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

In consideration for the commitments of Total S.A., under the Credit Support Agreement, the Company is required to pay Total S.A. a guarantee fee for each letter of credit that is the subject of a Guaranty and was outstanding for all or part of the preceding calendar quarter. The Company is also required to reimburse Total S.A. for payments made under any Guaranty and certain expenses of Total S.A., plus interest on both. In the first quarter of fiscal 2012, the Company incurred guaranty fees of $1.8 million to Total S.A.

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

Research & Collaboration Agreement

In connection with the Tender Offer, Total and the Company have entered into a Research & Collaboration Agreement (the "R&D Agreement") that establishes a framework under which the parties engage in long-term research and development collaboration ("R&D Collaboration"). The R&D Collaboration encompasses a number of different projects ("R&D Projects"), with a focus on advancing technology in the area of photovoltaics. The primary purpose of the R&D Collaboration is to: (i) maintain and expand the Company's technology position in the crystalline silicon domain; (ii) ensure the Company's industrial competitiveness; and (iii) guarantee a sustainable position for both the Company and Total to be best-in-class industry players.

The R&D Agreement enables a joint committee (the "R&D Strategic Committee") to identify, plan and manage the R&D Collaboration. Due to the impracticability of anticipating and establishing all of the legal and business terms that are and will be applicable to the R&D Collaboration or to each R&D Project, the R&D Agreement sets forth broad principles applicable to the parties' potential R&D Collaboration, and the R&D Collaboration Committee establishes the particular terms governing each particular R&D Project consistent with the terms set forth in the R&D Agreement.

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

Liquidity Support Agreement with Total S.A.

The Company is party to an agreement with a customer to construct the California Valley Solar Ranch, a solar park. Part of the debt financing necessary for the customer to pay for the construction of this solar park is being provided by Federal Financing Bank in reliance on a guarantee of repayment provided by the Department of Energy (the "DOE") under a loan guarantee program. On February 28, 2012, the Company entered into a Liquidity Support Agreement with Total S.A. and the DOE, and a series of related agreements with Total S.A. and Total, under which Total S.A. has agreed to provide the Company, or cause to be provided, additional liquidity under certain circumstances to a maximum amount of $600.0 million ("Liquidity Support Facility"). Total S.A. is required to provide liquidity support to the Company under the facility, and the Company is required to accept such liquidity support from Total S.A., if either the Company's actual or projected unrestricted cash, cash equivalents, and unused borrowing capacity are reduced below $100.0 million, or the Company fails to satisfy any financial covenant under its indebtedness. In either such event, subject to a $600.0 million aggregate limit, Total S.A. is required to provide the Company with sufficient liquidity support to increase the amount of its unrestricted cash, cash equivalents and unused borrowing capacity to above $100.0 million, and to restore compliance with its financial covenants. The Liquidity Support Facility is available until the completion of the solar park, expected to be operational in 2013 and completed before the end of fiscal 2014, and, under certain conditions, up to December 31, 2016, at which time all outstanding guarantees will expire and all outstanding debt under the facility will become due. The use of the Liquidity Support Facility is not limited to direct obligations related to the solar park, but the Company has agreed to conduct its operations, and use any proceeds from such facility in ways, that minimize the likelihood of Total S.A. being required to provide further support. The Liquidity Support Facility is available for general corporate purposes. In connection with the Liquidity Support Agreement, the Company also entered into a Compensation and Funding Agreement with Total S.A., and a Private Placement Agreement and a Revolving Credit and Convertible Loan Agreement with Total.

Compensation and Funding Agreement

In connection with the Liquidity Support Agreement, on February 28, 2012, the Company entered into a Compensation and Funding Agreement (the "Compensation and Funding Agreement") with Total S.A., pursuant to which, among other things, the Company and Total S.A. established the parameters for the terms of the Liquidity Support Facility and any liquidity injections that may be required to be provided by Total S.A. to the Company pursuant to the Liquidity Support Agreement. The Company has agreed in the Compensation and Funding Agreement to use commercially reasonable efforts to assist Total S.A. in the performance of its obligations under the Liquidity Support Agreement and to conduct, and to act in good faith in conducting, its affairs in a manner such that Total S.A.'s obligation under the Liquidity Support Agreement to provide Liquidity Injections will not be triggered or, if triggered, will be minimized. The Company has also agreed to use any cash provided under the facility in such a way as to minimize the need for further liquidity support. The Compensation and Funding Agreement required the Company to issue, in consideration for Total S.A.'s agreement to provide the Liquidity Support Facility, a warrant ("the Upfront Warrant") to Total that is exercisable to purchase an amount of the Company's common stock equal to $75.0 million, divided by the volume-weighted average price for the Company's common stock for the 30 trading-day period ending on the trading day immediately preceding the date of the calculation. The Upfront Warrant will be exercisable at any time for seven years after its issuance, provided that, so long as at least $25.0 million of the Company's convertible debt remains outstanding, such exercise will not cause "any person," including Total S.A., to, directly or indirectly, including through one or more wholly-owned subsidiaries, become the "beneficial owner" (as such terms are defined in Rule 13d-3 and Rule 13d-5 under the Securities and Exchange Act of 1934, as amended), of more than 74.99% of the voting power of the Company's common stock at such time, because “any person” becoming such “beneficial owner” would trigger the repurchase or conversion of the Company's existing convertible debt. On February 28, 2012, the Company issued to Total the Upfront Warrant to purchase 9,531,677 shares of the Company's common stock with an exercise price of $7.8685, subject to adjustment for customary anti-dilution and other events.

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

During the term of the Compensation and Funding Agreement, the Company will make certain cash payments to Total S.A. within 30 days after the end of each calendar quarter during for the term of the agreement as follow: (i) quarterly payment of a commitment fee in an amount equal to 0.25% of the unused portion of the $600.0 million Liquidity Support Facility as of the end of such quarter; and (ii) quarterly payment of a guarantee fee in an amount equal to 2.75% per annum of the average amount of the Company's indebtedness that is guaranteed by Total S.A. pursuant to any guaranty issued in accordance with the terms of the Compensation and Funding Agreement during such quarter. Any payment obligations of the Company to Total S.A. under the Compensation and Funding Agreement that are not paid when due shall accrue interest until paid in full at a rate equal to 6-month U.S. LIBOR as in effect from time to time plus 5.00% per annum. In the first quarter of fiscal 2012, the Company incurred quarterly commitment fees of $0.6 million to Total S.A.

The Liquidity Support Agreement, the Compensation and Funding Agreement, the Private Placement Agreement, and the Revolving Credit and Convertible Loan Agreement are further described in the fiscal 2011 Form 10-K.

Note 3. TRANSFER OF ENTITIES UNDER COMMON CONTROL

Tenesol

On January 31, 2012, the Company completed its acquisition of Tenesol, a global solar provider headquartered in La Tour de Salvagny, France, and formerly wholly-owned subsidiary of Total for $165.4 million in cash in exchange for 100% of the equity of Tenesol from Total pursuant to a stock purchase agreement entered into on December 23, 2011. Tenesol is engaged in the business of devising, designing, manufacturing, installing, and managing solar power production and consumption systems for farms, industrial and service sector buildings, solar power plants and private homes.

As Tenesol and the Company were under the common control of Total as of the January 30, 2012 acquisition date, the acquisition is treated as a transfer of an entity under common control and represents a change in the reporting entity. As a result, the Company has retrospectively adjusted its historical financial statements to reflect the transfer beginning on October 10, 2011, the first date in which Total had common control of both the Company and Tenesol, and to include the results of operations in the Company's Condensed Consolidated Statement of Operations since October 10, 2011. The Company recorded the transfer of Tenesol's assets and liabilities at their historical carrying value in accordance with U.S. GAAP, and the net assets transferred were recorded as an equity contribution from Total to the Company as of October 10, 2011. The subsequent cash payment on January 31, 2012 as described above was treated as a cash distribution to Total. In addition, a transaction between Total and Tenesol on January 23, 2012 resulted in an additional equity contribution from Total to the Company in the fiscal quarter ending January 1, 2012, and an additional cash distribution to Total totaling $12.9 million in the fiscal quarter ending April 1, 2012.

The Condensed Consolidated Balance Sheets and Condensed Consolidated Statements of Operations as of and for the twelve months ended January 1, 2012 as reported previously and as adjusted in this report are as follows:

	As of
	January 1, 2012
	As Adjusted for the Change in Reporting Entity	As Previously Reported in the 2011 Annual Report on Form 10-K
Assets
Current assets:
Cash and cash equivalents	$725,618	$657,934
Restricted cash and cash equivalents, current portion	52,279	52,279
Accounts receivable, net	438,633	390,262
Costs and estimated earnings in excess of billings	54,854	54,854
Inventories	445,501	397,262
Advances to suppliers, current portion	43,143	43,143
Project assets - plants and land, current portion	24,243	24,243
Prepaid expenses and other current assets	502,879	482,691
Total current assets	2,287,150	2,102,668

Restricted cash and cash equivalents, net of current portion	27,276	27,276
Restricted long-term marketable securities	9,145	9,145
Property, plant and equipment, net	628,769	607,456
Project assets - plants and land, net of current portion	34,614	34,614
Goodwill	47,077	35,990
Other intangible assets, net	23,900	4,848
Advances to suppliers, net of current portion	284,378	278,996
Other long-term assets	176,821	174,204
Total assets	$3,519,130	$3,275,197

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$441,655	$416,615
Accrued liabilities	249,404	234,688
Billings in excess of costs and estimated earnings	170,828	170,828
Short-term debt	2,122	—
Convertible debt, current portion	196,710	196,710
Customer advances, current portion	48,073	46,139
Total current liabilities	1,108,792	1,064,980

Long-term debt	364,273	355,000
Convertible debt, net of current portion	423,268	423,268
Customer advances, net of current portion	181,946	181,947
Other long-term liabilities	166,126	152,492
Total liabilities	2,244,405	2,177,687
Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; none issued and outstanding as of January 1, 2012	—	—
Common stock, $0.001 par value, 367,500,000 shares authorized; 101,851,290 shares issued, and 100,475,533 shares outstanding as of January 1, 2012	100	100
Additional paid-in capital	1,845,964	1,657,474
Accumulated deficit	(550,064)	(540,187)
Accumulated other comprehensive income	7,142	8,540
Treasury stock, at cost; 1,375,757 shares of common stock as of January 1, 2012	(28,417)	(28,417)
Total stockholders' equity	1,274,725	1,097,510
Total liabilities and stockholders' equity	$3,519,130	$3,275,197

	Year Ended
	January 1, 2012
	As Adjusted for the Change in Reporting Entity	As Previously Reported in the 2011 Annual Report on Form 10-K

Revenue	$2,374,376	$2,312,494
Cost of revenue	2,148,157	2,084,290
Gross margin	226,219	228,204
Operating expenses:
Research and development	57,775	57,775
Sales, general and administrative	331,380	319,719
Goodwill impairment	309,457	309,457
Other intangible asset impairment	40,301	40,301
Restructuring charges	21,403	21,403
Total operating expenses	760,316	748,655
Operating loss	(534,098)	(520,451)
Other expense, net:
Interest income	2,337	2,054
Interest expense	(67,253)	(67,022)
Gain on change in equity interest in unconsolidated investee	322	322
Gain on sale of equity interest in unconsolidated investee	5,937	5,937
Gain on mark-to-market derivatives	343	343
Other, net	(10,120)	(8,946)
Other expense, net	(68,434)	(67,312)
Loss before income taxes and equity in earnings of unconsolidated investees	(602,532)	(587,763)
Provision for income taxes	(17,208)	(22,099)
Equity in losses of unconsolidated investees	6,003	6,003
Net loss	$(613,737)	$(603,859)

Net loss per share of common stock:
Basic and diluted	$(6.28)	$(6.18)
Weighted-average shares:
Basic and diluted	97,724	97,724

Note 4. GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

The following table presents the changes in the carrying amount of goodwill under the Company's reportable business segments:

(In thousands)	Americas	EMEA	APAC	Total
As of January 1, 2012 (1)	$35,990	$11,087	$—	$47,077
Translation adjustment	—	345	—	345
As of April 1, 2012	$35,990	$11,432	$—	$47,422

(1)	As adjusted to reflect the balances of Tenesol beginning October 10, 2011, as required under the accounting guidelines for a transfer of an entity under common control (see Note 3).

Intangible Assets

The following tables present details of the Company's acquired other intangible assets:

(In thousands)	Gross	Accumulated Amortization	Net
As of April 1, 2012
Patents, trade names and purchased technology	$53,089	$(50,692)	$2,397
Purchased in-process research and development	1,000	(236)	764
Customer relationships and other	46,764	(28,019)	18,745
	$100,853	$(78,947)	$21,906

As of January 1, 2012 (1)
Patents, trade names and purchased technology	$52,992	$(50,280)	$2,712
Purchased in-process research and development	1,000	(195)	805
Customer relationships and other	45,910	(25,527)	20,383
	$99,902	$(76,002)	$23,900

(1)	As adjusted to reflect the balances of Tenesol beginning October 10, 2011, as required under the accounting guidelines for a transfer of an entity under common control (see Note 3).

As of April 1, 2012, the estimated future amortization expense related to other intangible assets is as follows:

(In thousands)	Amount
Year
2012 (remaining nine months)	$7,916
2013	5,579
2014	4,075
2015	3,118
2016	1,218
$21,906

Note 5. BALANCE SHEET COMPONENTS

	As of
(In thousands)	April 1, 2012	January 1, 2012
Accounts receivable, net:
Accounts receivable, gross	$381,056	$468,320
Less: allowance for doubtful accounts	(25,159)	(21,039)
Less: allowance for sales returns	(7,829)	(8,648)
	$348,068	$438,633

Inventories:
Raw materials	$89,363	$78,050
Work-in-process	100,963	79,397
Finished goods	325,580	288,054
	$515,906	$445,501

Prepaid expenses and other current assets:
VAT receivables, current portion	$101,513	$68,993
Foreign currency derivatives	10,995	34,422
Income tax receivable	12,408	19,541
Deferred project costs	262,741	183,789
Other current assets	27,278	20,006
Other receivables (1)	109,755	146,135
Other prepaid expenses	36,736	29,993
	$561,426	$502,879

(1)
Includes tolling agreements with suppliers in which the Company provides polysilicon required for silicon ingot manufacturing and procures the manufactured silicon ingots from the suppliers (see Notes 8 and 9).

Project assets - plants and land:
Project assets — plants	$93,455	$31,469
Project assets — land	4,661	27,388
	$98,116	$58,857
Project assets - plants and land, current portion	$57,130	$24,243
Project assets - plants and land, net of current portion	$40,986	$34,614

Property, plant and equipment, net:
Land and buildings	$13,912	$13,912
Leasehold improvements	250,745	244,913
Manufacturing equipment (2)	651,207	625,019
Computer equipment	73,382	69,694
Solar power systems	42,829	18,631
Furniture and fixtures	7,668	7,172
Construction-in-process	39,020	46,762
	1,078,763	1,026,103
Less: accumulated depreciation (3)	(426,883)	(397,334)
	$651,880	$628,769

(2)
The Company's mortgage loan agreement with International Finance Corporation ("IFC") is collateralized by certain manufacturing equipment with a net book value of $187.3 million and $196.6 million as of April 1, 2012 and January 1, 2012, respectively. The Company also provided security for advance payments received from a third party in fiscal 2008 in the form of collateralized manufacturing equipment with a net book value of $19.8 million and $21.1 million as of April 1, 2012 and January 1, 2012, respectively.

(3)	Total depreciation expense was $29.1 million and $25.7 million for the three months ended April 1, 2012 and April 3, 2011, respectively.

	As of
(In thousands)	April 1, 2012	January 1, 2012
Property, plant and equipment, net by geography (4):
Philippines	$472,102	$490,074
United States	123,287	93,436
Mexico	31,386	21,686
Europe	22,382	20,830
Other	2,723	2,743
	$651,880	$628,769

(4)	Property, plant and equipment, net are based on the physical location of the assets.

The below table presents the cash and non-cash interest expense capitalized to property, plant and equipment and project assets during the three months ended April 1, 2012 and April 3, 2011, respectively.

	Three Months Ended
(In thousands)	April 1, 2012	April 3, 2011
Interest expense:
Interest cost incurred	$(19,631)	$(16,451)
Cash interest cost capitalized - property, plant and equipment	288	330
Non-cash interest cost capitalized - property, plant and equipment	133	249
Cash interest cost capitalized - project assets - plant and land	278	364
Non-cash interest cost capitalized - project assets - plant and land	231	249
Interest expense	$(18,701)	$(15,259)

	As of
(In thousands)	April 1, 2012	January 1, 2012
Other long-term assets:
Investments in joint ventures	$112,532	$129,929
Bond hedge derivative	2,425	840
Investments in non-public companies	4,918	4,918
VAT receivables, net of current portion	6,207	6,020
Long-term debt issuance costs	59,973	10,734
Other	41,157	24,380
	$227,212	$176,821

	As of
(In thousands)	April 1, 2012	January 1, 2012
Accrued liabilities:
VAT payables	$9,233	$47,034
Foreign currency derivatives	7,349	14,935
Short-term warranty reserves	14,983	15,034
Interest payable	7,455	7,288
Deferred revenue	18,326	48,115
Employee compensation and employee benefits	33,293	35,375
Other	98,689	81,623
	$189,328	$249,404

Other long-term liabilities:
Embedded conversion option derivatives	$2,416	$844
Long-term warranty reserves	87,856	79,289
Unrecognized tax benefits	29,815	29,256
Other	80,260	56,737
	$200,347	$166,126

Accumulated other comprehensive income:
Cumulative translation adjustment	$4,638	$(1,360)
Net unrealized gain on derivatives	4,723	10,473
Deferred taxes	(891)	(1,971)
	$8,470	$7,142

Note 6. INVESTMENTS

The Company's investments in money market funds, classified as available-for-sale, are carried at fair value. Debt securities that are classified as held-to-maturity are carried at amortized costs. Fair values are determined based on a hierarchy that prioritizes the inputs to valuation techniques by assigning the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities ("Level 1") and the lowest priority to unobservable inputs ("Level 3"). Level 2 measurements are inputs that are observable for assets or liabilities, either directly or indirectly, other than quoted prices included within Level 1.

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

Money Market Funds

All of the Company's money market fund instruments are classified as available-for-sale and within Level 1 of the fair value hierarchy because they are valued using quoted prices for identical instruments in active markets. As of April 1, 2012 and January 1, 2012, the Company's investments in money market funds totaled $166.0 million and $187.5 million, respectively, and are classified as "Cash and cash equivalents" on the Company's Condensed Consolidated Balance Sheets. There were no transfers between Level 1, Level 2, and Level 3 measurements during the three month ended April 1, 2012 and April 3, 2011.

Debt Securities

Investments in debt securities classified as held-to-maturity as of April 1, 2012 and January 1, 2012, consist of Philippine government bonds purchased in the third quarter of fiscal 2011 which are maintained as collateral for present and future business transactions within the country. These bonds have maturity dates of up to 5 years with a carrying value of $9.1 million as of both April 1, 2012 and January 1, 2012, which are classified as "Restricted long-term marketable securities" on the Company's Condensed Consolidated Balance Sheets. The Company records such held-to-maturity investments at amortized cost based on its ability and intent to hold the securities until maturity. The Company monitors for changes in circumstances and events which would impact its ability and intent to hold such securities until the recorded amortized cost is recovered. The Company incurred no other-than-temporary impairment loss in the three months ended April 1, 2012.

Minority Investments in Joint Ventures and Other Non-Public Companies

The Company holds minority investments in joint ventures and other non-public companies comprised of convertible promissory notes, common and preferred stock. The Company monitors these minority investments for impairment, which are included in "Other long-term assets" in its Condensed Consolidated Balance Sheets, and records reductions in the carrying values when necessary. Circumstances that indicate an other-than-temporary decline include the valuation ascribed to the issuing company in subsequent financing rounds, decreases in quoted market prices, and declines in operations of the issuer. As of April 1, 2012 and January 1, 2012, the Company had $112.5 million and $129.9 million, respectively, in investments in joint ventures accounted for under the equity method and $4.9 million in both periods in investments accounted for under the cost method (see Note 9).

Note 7. RESTRUCTURING

December 2011 Restructuring Plan

To accelerate operating cost reduction and improve overall operating efficiency, in December 2011, the Company implemented a company-wide restructuring program (the "December 2011 Plan"). The December 2011 Plan eliminated approximately 2% of SunPower's global workforce. The Company expects to record restructuring charges up to $17.0 million, related to all segments, in the twelve months following the approval and implementation of the December 2011 Plan. The Company expects greater than 80% of these charges to be cash.

The cumulative amount of restructuring charges incurred in connection with the December 2011 Plan to date totals $10.4 million and consists of $8.3 million of employee severance and benefits and accelerated vesting of previously granted restricted stock units, $1.8 million of lease and related termination costs, and $0.3 million of legal and other related charges. Restructuring charges recognized in connection with the December 2011 Plan during the three months ended April 1, 2012 in the Company's Condensed Consolidated Statements of Operations consisted of $1.0 million of employee severance and benefits, $1.8 million of lease and related termination costs, and $0.1 million of legal and other related charges. As of April 1, 2012, $2.0 million associated with the December 2011 Plan was recorded in "Accrued liabilities" on the Company's Condensed Consolidated Balance Sheet.

June 2011 Restructuring Plan

In response to reductions in European government incentives, which had a significant impact on the global solar market, on June 13, 2011, the Company's Board of Directors approved a restructuring plan (the "June 2011 Plan") to realign the Company's resources. The June 2011 Plan eliminated approximately 2% of the Company's global workforce, in addition to the consolidation or closure of certain facilities in Europe. Restructuring activities associated with the June 2011 Plan were substantially completed as of April 1, 2012.

The cumulative amount of restructuring charges incurred in connection with to the June 2011 Plan to date totals $14.0 million related to the EMEA Segment and consists of $11.1 million of employee severance, benefits and accelerated vesting of promissory notes, $0.7 million of lease and related termination costs, and $2.3 million of legal and other related charges. Restructuring charges recognized in connection with the June 2011 Plan during the three months ended April 1, 2012 totaled $0.1 million in the Company's Condensed Consolidated Statements of Operations which primarily consisted of legal and other related charges. As of April 1, 2012, $1.3 million associated with the June 2011 Plan was recorded in "Accrued liabilities" on the Company's Condensed Consolidated Balance Sheet.

The following table summarizes the restructuring reserve activity during the three months ended April 1, 2012:

	Three Months Ended
(In thousands)	January 1, 2012	Charges (Benefits)	Payments	April 1, 2012
December 2011 Plan:
Severance and benefits	$3,344	$1,044	$(4,243)	$145
Lease and related termination costs	—	1,760	—	1,760
Other costs (1)	24	120	(52)	92
June 2011 Plan:
Severance and benefits (2)	2,204	(100)	(1,759)	345
Lease and related termination costs	688	10	—	698
Other costs (1)	64	212	(26)	250
Total restructuring liabilities	$6,324	$3,046	$(6,080)	$3,290

(1)	Other costs primarily represent associated legal services.

(2)
The June 2011 Plan reserve balance as of January 1, 2012 excludes $1.4 million of charges associated with the accelerated vesting of promissory notes, in accordance with the terms of each agreement, previously issued as consideration for an acquisition completed in the first quarter of fiscal 2010. The $1.4 million charge is separately recorded in "Accrued liabilities" on the Company's Condensed Consolidated Balance Sheet as of January 1, 2012, and was fully paid during the three months ended April 1, 2012.

Note 8. COMMITMENTS AND CONTINGENCIES

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

In fiscal 2009, the Company signed a commercial project financing agreement with Wells Fargo to fund up to $100 million of commercial-scale solar power system projects through December 31, 2010. On July 16, 2011, the Company and Wells Fargo amended the agreement to extend through June 30, 2012. As of April 1, 2012, the Company leases seven solar power systems from Wells Fargo over minimum lease terms of up to 20 years that it had previously sold to Wells Fargo, of which three of these sales occurred during fiscal 2011. Separately, the Company entered into power purchase agreements ("PPAs") with end customers, who host the leased solar power systems and buy the electricity directly from the Company under PPAs with a duration of up to 20 years. At the end of each lease term, the Company has the option to purchase the systems at fair value or remove the systems. The deferred profit on the sale of the systems to Wells Fargo is recognized over the minimum term of the lease. In the fourth quarter of fiscal 2011, the Company also entered into similar lease arrangements with an unaffiliated third party whereby it leases solar power systems over minimum lease terms of up to 15 years that it previously sold to such third party.

The Company additionally leases certain buildings, machinery and equipment under capital leases for terms up to 12 years. Future minimum obligations under all non-cancellable leases as of April 1, 2012 are as follows:

	Capital Lease	Operating Lease
(In thousands)	Amount	Amount
Year
2012 (remaining nine months)	$1,775	$13,367
2013	2,104	14,571
2014	1,511	12,782
2015	1,232	11,766
2016	996	11,291
Thereafter	2,756	56,837
	$10,374	$120,614

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

The Company also has agreements with several suppliers, including some of its non-consolidated joint ventures, for the procurement of polysilicon, ingots, wafers, solar cells, solar panels, and Solar Renewable Energy Credits ("SREC") which specify future quantities and pricing of products to be supplied by the vendors for periods up to 10 years and provide for certain consequences, such as forfeiture of advanced deposits and liquidated damages relating to previous purchases, in the event that the Company terminates the arrangements. Where pricing is specified for future periods, in some contracts, the Company may reduce its purchase commitment under the contract if the Company obtains a bona fide third party offer at a price that is a certain percentage lower than the applicable purchase price in the existing contract. If market prices decrease, the Company intends to use such provisions to either move its purchasing to another supplier or to force the initial supplier to reduce its price to remain competitive with market pricing.

As of April 1, 2012, total obligations related to non-cancellable purchase orders totaled $0.3 billion and long-term supply agreements with suppliers totaled $2.5 billion. Of the total future purchase commitments of $2.8 billion as of April 1, 2012, $47.8 million are for commitments to its non-consolidated joint ventures. Future purchase obligations under non-cancellable purchase orders and long-term supply agreements as of April 1, 2012 are as follows:

(In thousands)	Amount
Year
2012 (remaining nine months)	$717,537
2013	257,203
2014	384,531
2015	380,834
2016	333,007
Thereafter	711,079
$2,784,191

The Company has tolling agreements with suppliers in which the Company provides polysilicon required for silicon ingot manufacturing and procures the manufactured silicon ingots from the supplier. Annual future purchase commitments in the table above are calculated using the gross future purchase obligations of the Company and are not reduced by tolling agreements and non-cancellable SREC sales arrangements. Total future purchase commitments as of April 1, 2012 would be reduced by $43.8 million had the Company's obligations under such agreements been disclosed using net cash outflows.

The Company expects that all obligations related to non-cancellable purchase orders for manufacturing equipment will be recovered through future cash flows of the solar cell manufacturing lines and solar panel assembly lines when such long-lived assets are placed in service. Factors considered important that could result in an impairment review include significant underperformance relative to expected historical or projected future operating results, significant changes in the manner of use of acquired assets, and significant negative industry or economic trends. Obligations related to non-cancellable purchase orders for inventories match current and forecasted sales orders that will consume these ordered materials and actual consumption of these ordered materials are compared to expected demand regularly. The Company anticipates total obligations related to long-term supply agreements for inventories will be recovered because quantities are less than management's expected demand for its solar power products. However, the terms of the long-term supply agreements are reviewed by management and the Company establishes accruals for estimated losses on adverse purchase commitments as necessary, such as lower of cost or market value adjustments, forfeiture of advanced deposits and liquidated damages. Such accruals will be recorded when the Company determines the cost of purchasing the components is higher than the estimated current market value or when it believes it is probable such components will not be utilized in future operations. During the three months ended April 1, 2012, the Company recorded charges amounting to $9.0 million related to the write-down of third-party inventory after reductions in European government incentives drove down demand and average selling price in certain areas of Europe.

Advances to Suppliers

As noted above, the Company has entered into agreements with various polysilicon, ingot, wafer, solar cell, and solar panel vendors that specify future quantities and pricing of products to be supplied by the vendors for periods up to 10 years. Certain agreements also provide for penalties or forfeiture of advanced deposits in the event the Company terminates the arrangements. Under certain agreements, the Company is required to make prepayments to the vendors over the terms of the arrangements. During the three months ended April 1, 2012, the Company paid advances totaling $10.0 million in accordance with the terms of existing long-term supply agreements. As of April 1, 2012 and January 1, 2012, advances to suppliers totaled $343.2 million and $327.5 million, respectively, the current portion of which is $58.2 million and $43.1 million, respectively. Two suppliers accounted for 72% and 23% of total advances to suppliers as of April 1, 2012, and 74% and 20% as of January 1, 2012.

The Company's future prepayment obligations related to these agreements as of April 1, 2012 are as follows:

(In thousands)	Amount
Year
2012 (remaining nine months)	$174,442
2013	7,295
$181,737

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

Provisions for warranty reserves charged to cost of revenue were $9.4 million and $7.7 million in the three months ended April 1, 2012 and April 3, 2011, respectively:

	Three Months Ended
(In thousands)	April 1, 2012	April 3, 2011
Balance at the beginning of the period (1)	$94,323	$63,562
Accruals for warranties issued during the period	9,448	7,739
Settlements made during the period	(932)	(1,182)
Balance at the end of the period	$102,839	$70,119

(1)	As adjusted to reflect the balances of Tenesol beginning October 10, 2011, as required under the accounting guidelines for a transfer of an entity under common control (see Note 3).

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

Future Financing Commitments

The Company is required to provide certain fundings under the joint venture agreement with AU Optronics Singapore Pte. Ltd. ("AUO") and another financing agreement with a third party, subject to certain conditions (see Note 9).

The Company's future financing obligations related to these agreements as of April 1, 2012 are as follows:

(In thousands)	Amount
Year
2012 (remaining nine months)	$47,770
2013	101,400
2014	96,770
$245,940

Liabilities Associated with Uncertain Tax Positions

Total liabilities associated with uncertain tax positions were $29.8 million and $29.3 million as of April 1, 2012 and January 1, 2012, respectively, and are included in "Other long-term liabilities" in the Company's Condensed Consolidated Balance Sheets as they are not expected to be paid within the next twelve months. Due to the complexity and uncertainty associated with its tax positions, the Company cannot make a reasonably reliable estimate of the period in which cash settlement will be made for its liabilities associated with uncertain tax positions in other long-term liabilities (see Note 12).

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

Derivative actions purporting to be brought on the Company's behalf have also been filed in state and federal courts against several of the Company's current and former officers and directors based on the same events alleged in the securities class action lawsuits described above. The California state derivative cases were consolidated as In re SunPower Corp. S'holder Derivative Litig., Lead Case No. 1-09-CV-158522 (Santa Clara Sup. Ct.), and co-lead counsel for plaintiffs have been appointed. The complaints assert state-law claims for breach of fiduciary duty, abuse of control, unjust enrichment, gross mismanagement, and waste of corporate assets. Plaintiffs filed a consolidated amended complaint on March 5, 2012. The federal derivative complaints were consolidated as In re SunPower Corp. S'holder Derivative Litig., Master File No. CV-09-05731-RS (N.D. Cal.), and lead plaintiffs and co-lead counsel were appointed on January 4, 2010. The federal complaints assert state-law claims for breach of fiduciary duty, waste of corporate assets, and unjust enrichment, and seek an unspecified amount of damages. Plaintiffs filed a consolidated complaint on May 13, 2011. A Delaware state derivative case, Brenner v. Albrecht, et al., C.A. No. 6514-VCP (Del Ch.), was filed on May 23, 2011 in the Delaware Court of Chancery. The complaint asserts state-law claims for breach of fiduciary duty and contribution and indemnification, and seeks an unspecified amount of damages. The Company intends to oppose all the derivative plaintiffs' efforts to pursue this litigation on the Company's behalf. Defendants moved to stay or dismiss the Delaware derivative action on July 5, 2011. The motion to stay was heard by the court on October 27, 2011, and on January 27, 2012 the court granted the Company's motion and stayed the case indefinitely subject to plaintiff seeking to lift the stay under specified conditions. The Company is currently unable to determine if the resolution of these matters will have an adverse effect on the Company's financial position, liquidity or results of operations.

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

On June 30, 2010, Woongjin Energy completed its initial public offering ("IPO") and the sale of 15.9 million new shares of common stock. As a result of the completion of the IPO, the Company concluded that Woongjin Energy is no longer a variable interest entity ("VIE"). During the second half of fiscal 2011, the Company sold 15.5 million shares of Woongjin Energy on the open market subsequently reducing the Company's percentage equity ownership in Woongjin Energy from 31% to 6%. As of January 1, 2012, the Company held 3.9 million shares of Woongjin Energy. During the first quarter of fiscal 2012, the Company sold its remaining shares of Woongjin Energy on the open market for total proceeds, net of tax, amounting to $14.0 million, which equaled the remaining investment carrying balance. As a result, the Company's percentage equity ownership and investment carrying balance was reduced to zero. During the first quarter of fiscal 2012, the Company collected $3.4 million of net proceeds associated with fiscal 2011 sales, the balance of which is included in "Prepaid expenses and other current assets" on the Company's Condensed Consolidated Balance Sheet as of January 1, 2012 due to timing of cash settlement for trades executed near year end.

As of April 1, 2012 and January 1, 2012, the Company's carrying value of its investment in Woongjin Energy totaled zero and $14.0 million, respectively, in its Condensed Condensed Consolidated Balance Sheets. The Company accounted for its former investment in Woongjin Energy using the equity method as the Company was able to exercise significant influence over Woongjin Energy due to its board position and its consumption of a significant portion of their output. The Company's former investment is classified as "Other long-term assets" in the Condensed Consolidated Balance Sheets as of January 1, 2012 and the Company's share of Woongjin Energy's income totaling zero and $4.5 million for the three months ended April 1, 2012 and April 3, 2011, respectively, is included in "Equity in earnings (loss) of unconsolidated investees" in the Condensed Consolidated Statements of Operations.

As of April 1, 2012 and January 1, 2012, $16.2 million and $24.4 million, respectively, remained due and receivable from Woongjin Energy related to polysilicon the Company supplied to Woongjin Energy for silicon ingot manufacturing. Payments to Woongjin Energy for manufactured silicon ingots totaled $59.6 million and $48.8 million during the three months ended April 1, 2012 and April 3, 2011, respectively. As of April 1, 2012 and January 1, 2012, $19.3 million and $44.1 million, respectively, remained due and payable to Woongjin Energy.

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

As of both April 1, 2012 and January 1, 2012, the Company's carrying value of its investment in the joint venture totaled $6.9 million in its Condensed Consolidated Balance Sheets which represented a 15% equity investment in both periods. The Company accounts for its investment in First Philec Solar using the equity method since the Company is able to exercise significant influence over First Philec Solar due to its board positions. The Company's investment is classified as "Other long-term assets" in the Condensed Consolidated Balance Sheets and the Company's share of First Philec Solar's income of zero and $0.5 million for the three months ending April 1, 2012 and April 3, 2011, respectively, is included in “Equity in earnings (loss) of unconsolidated investees” in the Condensed Consolidated Statements of Operations. As of April 1, 2012, the Company's maximum exposure to loss as a result of its involvement with First Philec Solar was limited to the carrying value of its investment.

As of April 1, 2012 and January 1, 2012, $8.9 million and $8.1 million, respectively, remained due and receivable from First Philec Solar related to the wafer slicing process of silicon ingots supplied by the Company to First Philec Solar. Payments to First Philec Solar for wafer slicing services of silicon ingots totaled $24.0 million and $28.4 million during the three months ended April 1, 2012 and April 3, 2011, respectively. As of April 1, 2012 and January 1, 2012, $9.8 million and $8.0 million, respectively, remained due and payable to First Philec Solar related to the purchase of silicon wafers.

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

In connection with the joint venture agreement, the Company and AUO also entered into licensing and joint development, supply, and other ancillary transaction agreements. Through the licensing agreement, SPTL and AUO licensed to AUOSP, on a non-exclusive, royalty-free basis, certain background intellectual property related to solar cell manufacturing (in the case of SPTL), and manufacturing processes (in the case of AUO). Under the seven-year supply agreement with AUOSP, renewable by the Company for one-year periods thereafter, the percentage of AUOSP's total annual output allocated on a monthly basis to the Company, which the Company is committed to purchase, ranges from 95% in the fourth quarter of fiscal 2010 to 80% in fiscal year 2013 and thereafter. The Company and AUO have the right to reallocate supplies from time to time under a written agreement. As required under the joint venture agreement, in fiscal 2010, the Company and AUOSP entered into an agreement under which the Company will resell to AUOSP polysilicon purchased from a third-party supplier and AUOSP will provide prepayments to the Company related to such polysilicon, which prepayment will then be made by the Company to the third-party supplier.

The Company and AUO are not permitted to transfer any of AUOSP's shares held by them, except to each other and to their direct or indirect wholly-owned subsidiaries. The Company and AUO will each contribute additional amounts through 2014 amounting to $241.0 million, or such lesser amount as the parties may mutually agree. In addition, if AUOSP, SPTL or AUO requests additional equity financing to AUOSP, then SPTL and AUO will each be required to make additional cash contributions of up to $50.0 million in the aggregate (See Note 8).

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

As of April 1, 2012 and January 1, 2012, the Company's carrying value of its investment (which represents its 50% equity investment) totaled $105.6 million and $109.0 million, respectively, in its Condensed Consolidated Balance Sheets. The Company accounts for its investment in AUOSP using the equity method in which the investment is classified as "Other long-term assets" in the Condensed Consolidated Balance Sheets. The Company's share of AUOSP's net loss for the three months ended April 1, 2012 totaled $3.4 million and its share of AUOSP's net income for the three months ended April 3, 2011 totaled $2.2 million, which is included in "Equity in earnings (loss) of unconsolidated investees" in the Condensed Consolidated Statement of Operations. The Company accounts for its share of AUOSP's net income (loss) with a quarterly lag in reporting.

As of April 1, 2012 and January 1, 2012, $33.9 million, and $66.4 million, respectively, remained due and receivable from AUOSP and $81.2 million and $101.7 million, respectively, remained due and payable to AUOSP. Payments to AUOSP for solar cells totaled $156.0 million and $27.9 million during the three months ended April 1, 2012 and April 3, 2011, respectively. As of April 1, 2012, the Company's maximum exposure to loss as a result of its involvement with AUOSP is limited to the carrying value of its investment.

Note 10. DEBT AND CREDIT SOURCES

The following table summarizes the Company's outstanding debt as of April 1, 2012 and the related maturity dates:

		Payments Due by Period
(In thousands)	Face Value	2012 (remaining nine months)	2013	2014	2015	2016	Beyond 2016
Convertible debt:
4.50% debentures	$250,000	$—	$—	$—	$250,000	$—	$—
4.75% debentures	230,000	—	—	230,000	—	—	—
0.75% debentures	79	—	—	—	79	—	—
IFC mortgage loan	75,000	—	12,500	15,000	15,000	15,000	17,500
CEDA loan	30,000	—	—	—	—	—	30,000
Credit Agricole revolving credit facility	150,000	—	150,000	—	—	—	—
Other long-term debt (1) (2)	1,233	—	—	—	—	—	1,233
	$736,312	$—	$162,500	$245,000	$265,079	$15,000	$48,733

(1)
On January 31, 2012, the Company completed its acquisition of Tenesol. In fiscal 2003 and fiscal 2008 Tenesol entered into three non-recourse project loans which are scheduled to mature through 2028. As of both April 1, 2012 and January 1, 2012 these outstanding borrowings totaled $1.2 million which are classified as "Long-term debt" in the Company's Condensed Consolidated Balance Sheets.

(2)	The balance of Other long-term debt excludes payments related to capital leases which are disclosed in Note 8. "Commitments and Contingencies" to these condensed consolidated financial statements.

Convertible Debt

The following table summarizes the Company's outstanding convertible debt (which is additionally reflected in the table above):

	April 1, 2012			January 1, 2012
(In thousands)	Carrying Value	Face Value	Fair Value (1)	Carrying Value	Face Value	Fair Value (1)
4.50% debentures	$196,772	$250,000	$217,500	$193,189	$250,000	$205,905
4.75% debentures	230,000	230,000	225,400	230,000	230,000	200,967
1.25% debentures (2)	—	—	—	196,710	198,608	197,615
0.75% debentures	79	79	79	79	79	79
	$426,851	$480,079	$442,979	$619,978	$678,687	$604,566

(1)	The fair value of the convertible debt was determined using Level 1 inputs based on quoted market prices as reported by an independent pricing source.

(2)
The carrying value of the 1.25% senior convertible debentures ("1.25% debentures") was classified as short-term liabilities within "Convertible debt, current portion" in the Condensed Consolidated Balance Sheet as of January 1, 2012 due to the holders' ability to require the Company to repurchase all of their 1.25% debentures on February 15, 2012. On February 16, 2012, the Company repurchased 100% of the outstanding principal amount of the 1.25% debentures plus accrued and unpaid interest.

4.50% Debentures

On April 1, 2010, the Company issued $220.0 million in principal amount of its 4.50% senior cash convertible debentures ("4.50% debentures"). On April 5, 2010, the initial purchasers of the 4.50% debentures exercised the $30.0 million over-allotment option in full. Interest is payable semi-annually, on March 15 and September 15 of each year, at a rate of 4.50% per annum which commenced on September 15, 2010. The 4.50% debentures mature on March 15, 2015 unless repurchased or converted in accordance with their terms prior to such date. The 4.50% debentures are convertible only into cash, and not into shares of the Company's common stock (or any other securities).

The embedded cash conversion option within the 4.50% debentures and the over-allotment option related to the 4.50% debentures are derivative instruments that are required to be separated from the 4.50% debentures and accounted for separately as derivative instruments (derivative liabilities) with changes in fair value reported in the Company's Condensed Consolidated Statements of Operations until such transactions settle or expire. The over-allotment option was settled on April 5, 2010, however, the embedded cash conversion option continues to require mark-to-market treatment. The initial fair value liabilities of the embedded cash conversion option and over-allotment option were classified within "Other long-term liabilities" and simultaneously reduced the carrying value of "Convertible debt, net of current portion" in the Company's Condensed Consolidated Balance Sheet.

During the three months ended April 1, 2012 and April 3, 2011, the Company recognized a non-cash loss of $1.6 million and $21.9 million, respectively, recorded in "Gain (loss) on mark-to-market derivatives" in the Company's Condensed Consolidated Statement of Operations related to the change in fair value of the embedded cash conversion option. The fair value liability of the embedded cash conversion option as of April 1, 2012 and January 1, 2012 totaled $2.4 million and $0.8 million, respectively, and is classified within "Other long-term liabilities" in the Company's Condensed Consolidated Balance Sheets.

The embedded cash conversion option is fair valued utilizing Level 2 inputs consisting of the exercise price of the instrument, the Company's common stock price and volatility, the risk free interest rate and the contractual term. Such derivative instruments are not traded on an open market as the banks are the counterparties to the instruments.

Significant inputs for the valuation of the embedded cash conversion option are as follows:

	As of (1)
	April 1, 2012	January 1, 2012
Stock price	$6.38	$6.23
Exercise price	$22.53	$22.53
Interest rate	0.73%	0.84%
Stock volatility	46.40%	44.00%
Maturity date	February 18, 2015	February 18, 2015

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

Under the terms of the 4.50% Bond Hedge, the Company bought from affiliates of certain of the initial purchasers options to acquire, at an exercise price of $22.53 per share, subject to customary adjustments for anti-dilution and other events, cash in an amount equal to the market value of up to 11.1 million shares of the Company's common stock. Under the terms of the original 4.50% Warrants, as amended and restated on December 23, 2010, the Company sold to affiliates of certain of the initial purchasers of the 4.50% cash convertible debentures warrants to acquire, at an exercise price of $27.03 per share, subject to customary adjustments for anti-dilution and other events, up to 11.1 million shares of the Company's common stock. Each 4.50% Bond Hedge and 4.50% Warrant transaction is a separate transaction, entered into by the Company with each counterparty, and is not part of the terms of the 4.50% debentures. According to the counterparties to the warrants, the consummation of the Total Tender Offer triggered their rights to make a downward adjustment to the strike price of the warrants. In the third quarter of fiscal 2011, the Company and the counter parties to the 4.50% Warrants agreed to reduce the exercise price of the 4.50% Warrants from $27.03 to $24.00.

The 4.50% Bond Hedge, which is indexed to the Company's common stock, is a derivative instrument that requires mark-to-market accounting treatment due to the cash settlement features until such transactions settle or expire. The initial fair value of the 4.50% Bond Hedge was classified as "Other long-term assets" in the Company's Condensed Consolidated Balance Sheets.

During the three months ended April 1, 2012 and April 3, 2011, the Company recognized a non-cash gain of $1.6 million and $21.8 million, respectively, in "Gain (loss) on mark-to-market derivatives" in the Company's Condensed Consolidated Statement of Operations related to the change in fair value of the 4.50% Bond Hedge. The fair value of the 4.50% Bond Hedge as of April 1, 2012 and January 1, 2012 totaled $2.4 million and $0.8 million, respectively, and is classified within "Other long-term assets" in the Company's Condensed Consolidated Balance Sheets.

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

Significant inputs for the valuation of the 4.50% Bond Hedge are as follows:

	As of (1)
	April 1, 2012	January 1, 2012
Stock price	$6.38	$6.23
Exercise price	$22.53	$22.53
Interest rate	0.73%	0.84%
Stock volatility	46.40%	44.00%
Credit risk adjustment	2.26%	1.93%
Maturity date	February 18, 2015	February 18, 2015

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

1.25% Debentures

In February 2007, the Company issued $200.0 million in principal amount of its 1.25% senior convertible debentures and received net proceeds of $194.0 million. During the fourth quarter of fiscal 2008, the Company received notices for the conversion of $1.4 million in principal amount of the 1.25% debentures which it settled for $1.2 million in cash and 1,000 shares of common stock. As of January 1, 2012, an aggregate principal amount of $198.6 million of the 1.25% debentures remained issued and outstanding. The 1.25% debentures had a maturity date of February 15, 2027 unless repurchased or converted in accordance with their terms prior to such date. Holders had the option to require the Company to repurchase all or a portion of their 1.25% debentures on each of February 15, 2012, February 15, 2017 and February 15, 2022, or if the Company experiences certain types of corporate transactions constituting a fundamental change, as defined in the indenture governing the 1.25% debentures. In addition, the Company could redeem some or all of the 1.25% debentures on or after February 15, 2012. Accordingly, the Company classified the 1.25% debentures as short-term liabilities in the Condensed Consolidated Balance Sheets as of January 2, 2011, respectively. On February 16, 2012, based upon the exercise of the holders' put rights, the Company repurchased $198.6 million in principal amount of the 1.25% debentures at a cash price of $199.8 million, representing 100% of the principal amount of the 1.25% debentures plus accrued and unpaid interest. None of the 1.25% debentures remained issued and outstanding after the repurchase.

July 2007 Share Lending Arrangement

Concurrent with the offering of the 0.75% debentures, the Company lent 1.8 million shares of its former class A common stock to CSI, an affiliate of Credit Suisse Securities (USA) LLC ("Credit Suisse"), one of the underwriters of the 0.75% debentures. The loaned shares were to be used to facilitate the establishment by investors in the 1.25% debentures and 0.75% debentures of hedged positions in the Company's common stock. The Company did not receive any proceeds from these offerings of former class A common stock, but received a nominal lending fee of $0.001 per share for each share of common stock that is loaned under the share lending agreements described below.

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

Under the loan agreement, SPML may borrow up to $75.0 million during the first two years, and SPML shall repay the amount borrowed, starting 2 years after the date of borrowing, in 10 equal semiannual installments over the following 5 years. SPML shall pay interest of LIBOR plus 3% per annum on outstanding borrowings, and a front-end fee of 1% on the principal amount of borrowings at the time of borrowing, and a commitment fee of 0.5% per annum on funds available for borrowing and not borrowed. SPML may prepay all or a part of the outstanding principal, subject to a 1% prepayment premium. The loan agreement includes conditions to disbursements, representations, covenants, and events of default customary for financing transactions of this type. Covenants in the loan agreement include, but are not limited to, restrictions on SPML's ability to issue dividends, incur indebtedness, create or incur liens on assets, and make loans to or investments in third parties. As of April 1, 2012, the Company has obtained a waiver from IFC related to a payment dispute with a third party. The waiver extends to June 30, 2012. Additionally, in accordance with the terms of the mortgage loan agreement, the Company is required to establish a debt service reserve account which shall contain the amount, as determined by IFC, equal to the aggregate principal and interest due on the next succeeding interest payment date after such date. As of April 1, 2012 and January 1, 2012, the Company had restricted cash and cash equivalents of $1.4 million and $1.3 million, respectively, related to the IFC debt service reserve.

As of both April 1, 2012 and January 1, 2012, SPML had $75.0 million outstanding under the mortgage loan agreement which is classified as "Long-term debt" in the Company's Condensed Consolidated Balance Sheets.

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

As of April 1, 2012, letters of credit issued under the August 2011 letter of credit facility with Deutsche Bank totaled $708.5 million.

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

As of April 1, 2012 letters of credit issued under the Deutsche Bank Trust facility amounted to $4.4 million which were fully collateralized with restricted cash on the Condensed Consolidated Balance Sheets.

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

As of January 1, 2012, $250.0 million was outstanding under the revolving credit facility with Credit Agricole which amount is classified as "Long term debt" on the Company's Condensed Consolidated Balance Sheets. In March 2012, the Company repaid $100.0 million of outstanding borrowings plus fees. As of April 1, 2012 , $150.0 million was outstanding under the revolving credit facility with Credit Agricole which amount is classified as "Long term debt" on the Company's Condensed Consolidated Balance Sheets. As of April 1, 2012 an additional $125.0 million remained available for borrowing under this facility.

Liquidity Support Agreement with Total S.A.

On February 28, 2012, the Company entered into a Liquidity Support Agreement with Total S.A. and the DOE, and a series of related agreements with Total S.A. and Total, under which Total S.A. has agreed to provide the Company, or cause to be provided, additional liquidity under certain circumstances to a maximum amount of $600.0 million.  In return for Total S.A.'s agreement to provide the Liquidity Support Facility, on February 28, 2012, the Company issued to Total a seven-year warrant to purchase 9,531,677 shares of the Company's common stock at an exercise price of $7.8685 per share. The fair value of the warrants upon issuance was $50.3 million, which is recorded as capitalized financing costs on the Condensed Consolidated Balance Sheet and amortized as interest expense over the expected life of the agreement. In connection with the Liquidity Support Agreement, the Company also entered into a Compensation and Funding Agreement with Total S.A., and a Private Placement Agreement and a Revolving Credit and Convertible Loan Agreement with Total (see Note 2). As of April 1, 2012, there was no amount outstanding under this facility.

Other Debt and Credit Sources

There has been no significant change in the Company's remaining debt balance, composition or terms since the end of the most recently completed fiscal year end other than as described above. Additional details regarding the Company's debt arrangements may be referenced from the Company's annual consolidated financial statements and notes thereto for the year ended January 1, 2012 included in the fiscal 2011 Form 10-K and its Form 8-Ks subsequently filed with the SEC.

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

The Company is required to recognize derivative instruments as either assets or liabilities at fair value in its Balance

Sheets. The Company utilizes the income approach and mid-market pricing to calculate the fair value of its option and forward contracts based on market volatilities, spot and forward rates, interest rates, and credit default swaps rates from published sources. The following table presents information about the Company's hedge instruments measured at fair value on a recurring basis as of April 1, 2012 and January 1, 2012, all of which utilize Level 2 inputs under the fair value hierarchy:

(In thousands)	Balance Sheet Classification	April 1, 2012	January 1, 2012
Assets	Prepaid expenses and other current assets
Derivatives designated as hedging instruments:
Foreign currency option contracts		$3,281	$5,550
Foreign currency forward exchange contracts		102	47
		$3,383	$5,597
Derivatives not designated as hedging instruments:
Foreign currency option contracts		$1,440	$5,080
Foreign currency forward exchange contracts		6,172	23,745
		$7,612	$28,825

Liabilities	Accrued liabilities
Derivatives designated as hedging instruments:
Foreign currency option contracts		$4	$—
Foreign currency forward exchange contracts		—	105
		$4	$105
Derivatives not designated as hedging instruments:
Foreign currency forward exchange contracts		$7,345	$14,830

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

The following table summarizes the amount of unrealized loss recognized in "Accumulated other comprehensive income" ("OCI") in "Stockholders' equity" in the Condensed Consolidated Balance Sheets:

	Three Months Ended
(In thousands)	April 1, 2012	April 3, 2011
Derivatives designated as cash flow hedges:
Unrealized loss recognized in OCI (effective portion)	$(2,425)	$(47,993)
Less: Loss (gain) reclassified from OCI to revenue (effective portion)	(3,325)	3,055
Less: Gain reclassified from OCI to other, net (1)	—	3,889
Net loss on derivatives	$(5,750)	$(41,049)

(1)
The Company reclassified from OCI to "Other, net" a net loss totaling $3.9 million during the three months ended April 3, 2011, relating to transactions previously designated as effective cash flow hedges as the Company concluded that the related forecasted transactions are probable not to occur in the hedge period or within an additional two month time period thereafter.

The following table summarizes the amount of loss recognized in "Other, net" in the Condensed Consolidated Statements of Operations in the three months ended April 1, 2012 and April 3, 2011:

	Three Months Ended
(In thousands)	April 1, 2012	April 3, 2011
Derivatives designated as cash flow hedges:
Loss recognized in "Other, net" on derivatives (ineffective portion and amount excluded from effectiveness testing) (1)	$(365)	$(12,692)
Derivatives not designated as hedging instruments:
Loss recognized in "Other, net"	$(1,290)	$(38,195)

(1)
The amount of loss recognized related to the ineffective portion of derivatives was insignificant. This amount also includes a net $3.9 million loss reclassified from OCI to "Other, net" in the three months ended April 3, 2011 relating to transactions previously designated as effective cash flow hedges which did not occur or were now probable not to occur in the hedge period or within an additional two month time period thereafter.

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

As of April 1, 2012, the Company had designated outstanding cash flow hedge option contracts and forward contracts with an aggregate notional value of $48.0 million and $45.0 million, respectively. The maturity dates of the outstanding contracts as of April 1, 2012 range from April to July 2012. As of January 1, 2012, the Company had designated outstanding hedge option contracts and forward contracts with an aggregate notional value of $67.2 million and $38.8 million, respectively. The Company designates either gross external or intercompany revenue up to its net economic exposure. These derivatives have a maturity of one year or less and consist of foreign currency option and forward contracts. The effective portion of these cash flow hedges are reclassified into revenue when third party revenue is recognized in the Condensed Consolidated Statements of Operations.

The Company expects to reclassify the majority of its net gains related to these option and forward contracts that are included in accumulated other comprehensive gain as of April 1, 2012 to revenue in the next 12 months. Cash flow hedges are tested for effectiveness each period based on changes in the spot rate applicable to the hedge contracts against the present value period to period change in spot rates applicable to the hedged item using regression analysis. The change in the time value of the options and the change in the forward points on forward exchange contracts are excluded from the Company's assessment of hedge effectiveness. The premium paid or time value of an option whose strike price is equal to or greater than the market price on the date of purchase is recorded as an asset in the Condensed Consolidated Balance Sheets. Thereafter, any change to this time value and the forward points is included in "Other, net" in the Condensed Consolidated Statements of Operations.

Under hedge accounting rules for foreign currency derivatives, the Company reflects mark-to-market gains and losses on its hedged transactions in accumulated other comprehensive income (loss) rather than current earnings until the hedged transactions occur. However, if the Company determines that the anticipated hedged transactions are probable not to occur, it must immediately reclassify any cumulative market gains and losses into its Condensed Consolidated Statement of Operations. During the three months ended April 1, 2012, the Company determined that all its anticipated hedged transactions were probable to occur.

Non-Designated Derivatives Hedging Transaction Exposure

Other derivatives not designated as hedging instruments consist of forward contracts used to hedge re-measurement of foreign currency denominated monetary assets and liabilities primarily for intercompany transactions, receivables from customers, and payables to third parties. Changes in exchange rates between the Company's subsidiaries' functional currencies and the currencies in which these assets and liabilities are denominated can create fluctuations in the Company's reported consolidated financial position, results of operations and cash flows. The Company enters into forward contracts, which are originally designated as cash flow hedges, and de-designates them upon recognition of the anticipated transaction to protect resulting non-functional currency monetary assets. These forward contracts as well as additional forward contracts are entered into to hedge foreign currency denominated monetary assets and liabilities against the short-term effects of currency exchange rate fluctuations. The Company records its derivative contracts that are not designated as hedging instruments at fair value with the related gains or losses recorded in "Other, net" in the Condensed Consolidated Statements of Operations. The gains or losses on these contracts are substantially offset by transaction gains or losses on the underlying balances being hedged. As of April 1, 2012, the Company held option contracts and forward contracts with an aggregate notional value of $15.0 million and $25.0 million, respectively, to hedge balance sheet exposure. These forward contracts have maturities of three month or less. As of January 1, 2012, the Company held option and forward contracts with an aggregate notional value of $63.2 million and $162.0 million, respectively, to hedge balance sheet exposure.

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

Note 12. INCOME TAXES

In the three months ended April 1, 2012, the Company's income tax provision of $1.4 million on a loss before income taxes and equity in losses of unconsolidated investees of $69.7 million was primarily due to projected tax expense in profitable foreign jurisdictions. In the three months ended April 3, 2011, the Company's income tax benefit was $15.8 million on a loss before income taxes and equity in earnings of unconsolidated investees of $25.1 million was primarily due to domestic and foreign losses in certain jurisdictions, nondeductible amortization of purchased intangible assets, nondeductible equity compensation, amortization of debt discount from convertible debentures, mark-to-market fair value adjustments, changes in the valuation allowance on deferred tax assets and discrete stock option deductions. The Company determines its interim tax provision using an estimated annual effective tax rate methodology except in jurisdictions where the Company anticipates or has a year-to-date ordinary loss for which no tax benefit can be recognized. In these jurisdictions, tax expense is computed based on an actual or discrete method.

Note 13. NET LOSS PER SHARE OF COMMON STOCK

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

Prior to the November 15, 2011 reclassification, the Company had two classes of outstanding stock, class A and class B common stock. The Company therefore calculated its net income (loss) per share in the first quarter of fiscal 2011 under the two-class method. In applying the two-class method, earnings are allocated to both classes of common stock and other participating securities based on their respective weighted average shares outstanding during the period. Under the two class method, basic weighted average shares was computed using the weighted average of the combined former class A and former class B common stock outstanding. Class A and class B common stock were considered equivalent securities for purposes of the earnings per share calculation because the holders of each class are legally entitled to equal per share distributions whether through dividends or in liquidation.

Diluted weighted average shares is computed using basic weighted average shares plus any potentially dilutive securities outstanding during the period using the if-converted method and treasury-stock-type method, except when their effect is anti-dilutive. Potentially dilutive securities include stock options, restricted stock units, senior convertible debentures, amended warrants associated with the CSO2015, and the Upfront Warrants held by Total. As a result of the net loss from continuing operations for each of the three months ended April 1, 2012 and April 3, 2011 there is no dilutive impact to the net loss per share calculation for the period.

The following table presents the calculation of basic and diluted net loss per share:

	Three Months Ended
(In thousands, except per share amounts)	April 1, 2012	April 3, 2011
Basic and Diluted net loss per share:
Numerator: Net loss available to common stockholders	$(74,530)	$(2,121)
Denominator: Basic and diluted weighted-average common shares	111,785	96,453
Basic and diluted net loss per share	$(0.67)	$(0.02)

Holders of the Company's 4.75% debentures may convert the debentures into shares of the Company's common stock, at the applicable conversion rate, at any time on or prior to maturity. The 4.75% debentures are included in the calculation of diluted net income per share if their inclusion is dilutive under the if-converted method. During both the three months ended April 1, 2012 and April 3, 2011 there were no dilutive potential common shares under the 4.75% debentures, respectively.

Holders of the Company's 1.25% debentures (prior to their repurchase on February 16, 2012) and 0.75% debentures may, under certain circumstances at their option, convert the debentures into cash and, if applicable, shares of the Company's common stock at the applicable conversion rate, at any time on or prior to maturity. The 1.25% debentures and 0.75% debentures are included in the calculation of diluted net income per share if their inclusion is dilutive under the treasury-stock-type method. The Company's average stock price during both the three months ended April 1, 2012 and April 3, 2011 did not exceed the conversion price for the 1.25% debentures and 0.75% debentures. Under the treasury-stock-type method, the Company's 1.25% debentures and 0.75% debentures will generally have a dilutive impact on net income per share if the Company's average stock price for the period exceeds the conversion price for the debentures.

Holders of the Company's 4.50% debentures may, under certain circumstances at their option, convert the debentures into cash, and not into shares of the Company's common stock (or any other securities). Therefore, the 4.50% debentures are excluded from the net income per share calculation.

Holders of the amended and restated Warrants under the CSO2015, upon exercise of the 4.50% Warrants, may acquire up to 11.1 million shares of the Company's common stock at an exercise price of $27.03. In the third quarter of fiscal 2011, as a result of the Total Tender Offer, the Company and the counterparties to the 4.50% Warrants agreed to reduce the exercise price of the 4.50% Warrants from $27.03 to $24.00 (see Note 10). If the market price per share of the Company's common stock for the period exceeds the established strike price, the 4.50% Warrants will have a dilutive effect on its diluted net income per share using the treasury-stock-type method.

The Upfront Warrants, issued on February 28, 2012, allow Total to acquire up to 9,531,677 shares of the Company's common stock at an exercise price of $7.8685. If the market price per share of the Company's common stock for the period exceeds the established strike price, the Upfront Warrants will have a dilutive effect on its diluted net income per share using the treasury-stock-type method.

The following is a summary of other outstanding anti-dilutive potential common stock which was excluded from income per diluted share in the following periods:

	As of
(In thousands)	April 1, 2012 (1)	April 3, 2011 (1)
Stock options	410	1,168
Restricted stock units	4,413	3,488
Warrants (under the CSO2015)	*	*
Upfront Warrants (held by Total)	**	n/a
4.75% debentures	8,712	8,712
1.25% debentures	n/a	*
0.75% debentures	*	*

(1)
As a result of the net loss per share for both the three months ended April 1, 2012 and April 3, 2011, the inclusion of all potentially dilutive stock options, restricted stock units, and common shares under the 4.75% debentures would be anti-dilutive. Therefore, those stock options, restricted stock units and shares were excluded from the computation of the weighted-average shares for diluted net loss per share for such period.

*
The Company's average stock price during the three months ended April 1, 2012 and April 3, 2011 did not exceed the conversion price for the amended warrants (under the CSO2015), 1.25% debentures and 0.75% debentures and those instruments were thus non-dilutive in such periods.

**	The Company's stock price as of the last business day of the first quarter of fiscal 2012 did not exceed the exercise price of the Upfront Warrants.

Note 14. STOCK-BASED COMPENSATION

The following table summarizes the consolidated stock-based compensation expense by line item in the Condensed Consolidated Statements of Operations:

	Three Months Ended
(In thousands)	April 1, 2012	April 3, 2011
Cost of Americas revenue	$1,129	$604
Cost of EMEA revenue	965	1,192
Cost of APAC revenue	265	125
Research and development	1,780	1,769
Sales, general and administrative	8,402	9,473
Total stock-based compensation expense	$12,541	$13,163

The following table summarizes the consolidated stock-based compensation expense by type of awards:

	Three Months Ended
(In thousands)	April 1, 2012	April 3, 2011
Employee stock options	$326	$460
Restricted stock awards and units	13,574	14,826
Change in stock-based compensation capitalized in inventory	(1,359)	(2,123)
Total stock-based compensation expense	$12,541	$13,163

Note 15. SEGMENT INFORMATION

In December 2011, the Company announced a reorganization to align its business and cost structure to a regional focus in order to support the needs of its customers and improve the speed of decision-making processes. As a result, in the first quarter of fiscal 2012, the Company changed its segment reporting from its UPP Segment and R&C Segment to three regional segments: (i) the Americas Segment, (ii) the EMEA Segment, and (iii) the APAC Segment. The Americas Segment includes both North and South America. The EMEA Segment includes European countries, as well as the Middle East and Africa. The APAC segment includes all Asia-Pacific countries. The Company's President and Chief Executive Officer, as the CODM, has organized the Company, manages resource allocations and measures performance of the Company's activities among these three regional segments.

The CODM assesses the performance of the three regional segments using information about their revenue and gross margin after certain adjustments to reflect the substance of the revenue transactions for a utility and power plant project, and adding back certain non-cash expenses such as amortization of other intangible assets, stock-based compensation expense, loss on change in European government incentives, restructuring charges and interest expense. In addition, the CODM assesses the performance of the segments after adding back the results of discontinued operations to revenue and gross margin. The CODM does not review asset information by segment. The following tables present revenue by segment, cost of revenue by segment and gross margin by segment, revenue by geography and revenue by significant customer. Revenue is based on the destination of the shipments. Historical results have been recast under the new segmentation.

	Three Months Ended
	April 1, 2012	April 3, 2011
Revenue
Americas	$281,493	$203,910
EMEA	156,110	200,501
APAC	56,528	47,007
Total Revenue	494,131	451,418
Cost of revenue
Americas	242,119	172,882
EMEA	156,845	156,709
APAC	49,919	33,305
Total cost of revenue	448,883	362,896
Gross margin	$45,248	$88,522

	Three Months Ended
	April 1, 2012	April 3, 2011
Revenue by region (in thousands):
Americas (as reviewed by CODM)	$367,696	$203,910
Utility and power plant project	(86,203)	—
Americas	$281,493	$203,910

EMEA (as reviewed by CODM)	$155,917	$200,501
Change in European government incentives	193	—
EMEA	$156,110	$200,501

APAC	$56,528	$47,007

Cost of revenue by region (in thousands):
Americas (as reviewed by CODM)	$306,880	$171,589
Utility and power plant project	(70,445)	—
Amortization of intangible assets	41	274
Stock-based compensation expense	1,129	604
Acquisition and integration costs	4	—
Change in European government incentives	4,292	—
Non-cash interest expense	218	415
Americas	$242,119	$172,882

EMEA (as reviewed by CODM)	$151,423	$154,985
Amortization of intangible assets	808	21
Stock-based compensation expense	965	1,192
Change in European government incentives	3,473	—
Non-cash interest expense	176	511
EMEA	$156,845	$156,709

APAC (as reviewed by CODM)	$48,309	$33,072
Stock-based compensation expense	265	125
Change in European government incentives	1,280	—
Non-cash interest expense	65	108
APAC	$49,919	$33,305

Gross margin by region:
Americas (as reviewed by CODM)	17%	16%
EMEA (as reviewed by CODM)	3%	23%
APAC (as reviewed by CODM)	15%	30%
Americas	14%	15%
EMEA	—%	22%
APAC	12%	29%

		Three Months Ended
(As a percentage of total revenue)		April 1, 2012	April 3, 2011
Significant Customers:	Business Segment
NRG Solar, Inc.	Americas	23%	*
Customer B	Americas	*	11%

* denotes less than 10% during the period

Note 16. SUBSEQUENT EVENTS

On April 9, 2012, the Company drew down $125.0 million under the September 2011 Revolving Credit Facility with Credit Agricole. Subsequent to the draw down, the Company has $275.0 million outstanding under this credit facility.

As a result of the Company continued cost reduction progress at its Fab 2 and its joint venture Fab 3 manufacturing facilities, on April 13, 2012, the Company's Board of Directors approved a restructuring plan to consolidate the Company's Philippine manufacturing operations into Fab 2 and begin repurposing Fab 1 in the second quarter of 2012. In connection with this plan, which is expected to be completed within the next 12 months, the Company expects to record restructuring charges totaling $51.0 million to $69.0 million, primarily composed of non-cash asset impairment charges of $40.0 million to $54.0 million, and other cash-based associated costs of $11.0 million to $15.0 million, for the closure of Fab 1. Of the total restructuring charges of $51.0 million to $69.0 million, $47.0 million to $63.0 million will likely be recorded in the second quarter of fiscal 2012 and the remainder in ensuing quarters.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are statements that do not represent historical facts and the assumptions underlying such statements. We use words such as "anticipate," "believe," "continue," "could," "estimate," "expect," "intend," "may," "plan," "predict," "potential," "will," "would," "should," and similar expressions to identify forward-looking statements. Forward-looking statements in this Quarterly Report on Form 10-Q include, but are not limited to, our plans and expectations regarding future financial results, expected operating results, business strategies, projected costs and cost reduction, products, ability to monetize utility projects, competitive positions, management's plans and objectives for future operations, the sufficiency of our cash and our liquidity, our ability to obtain financing, the availability of credit and liquidity support from Total S.A. under the Credit Support Agreement and Liquidity Support Agreement, the ability to comply with debt covenants, trends in average selling prices, the success of our joint ventures and acquisitions, expected capital expenditures, warranty matters, outcomes of litigation, our exposure to foreign exchange, interest and credit risk, general business and economic conditions, industry trends, impact of changes in government incentives, expected restructuring charges, and the likelihood of any impairment of project assets, long-lived assets, goodwill, and intangible assets. These forward-looking statements are based on information available to us as of the date of this Quarterly Report on Form 10-Q and current expectations, forecasts and assumptions and involve a number of risks and uncertainties that could cause actual results to differ materially from those anticipated by these forward-looking statements. Such risks and uncertainties include a variety of factors, some of which are beyond our control. Please see "Part II. Item 1A: Risk Factors" herein and our other filings with the Securities and Exchange Commission ("SEC"), including our Annual on Form 10-K for the year ended January 1, 2012 (the "fiscal 2011 Form 10-K") for additional information on risks and uncertainties that could cause actual results to differ. These forward-looking statements should not be relied upon as representing our views as of any subsequent date, and we are under no obligation to, and expressly disclaim any responsibility to, update or alter our forward-looking statements, whether as a result of new information, future events or otherwise.

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

Business Segments Overview

In December 2011, we announced a reorganization to align our business and cost structure to a regional focus in order to support the needs of our customers and improve the speed of decision-making processes. As a result, in the first quarter of fiscal 2012, we changed our segment reporting from our Utility and Power Plants ("UPP") Segment and Residential and Commercial ("R&C") Segment to three regional segments: (i) the Americas Segment, (ii) the EMEA Segment, and (iii) the APAC Segment. The Americas segment includes both North and South America. The EMEA segment includes European countries, as well as the Middle East and Africa. The APAC segment includes all Asia-Pacific countries . Our President and Chief Executive Officer, as the chief operating decision maker ("CODM"), has organized our Company, manages resource allocations and measures performance of our Company's activities among these three regional segments.

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

Fiscal Years

We report on a fiscal-year basis and end our quarters on the Sunday closest to the end of the applicable calendar quarter, except in a 53-week fiscal year, in which case the additional week falls into the fourth quarter of that fiscal year. Both fiscal year 2011 and 2010 consist of 52 weeks. The first quarter of fiscal 2012 ended on April 1, 2012 and the first quarter of fiscal 2011 ended on April 3, 2011.

2012 Outlook

During fiscal 2011 we saw a decline in overall demand for solar systems primarily in Europe as a result of the decline in European government incentives. The resulting supply environment drove down average selling prices across all product and service lines. Such pricing pressures are expected to generally continue throughout fiscal 2012.

In 2012 we continue to be focused on reducing the cost of our solar panels and systems. We expect our R&D activities to increase as we emphasize continued improvement of our solar cell efficiency and LCOE performance through enhancement of our existing products, development of new products and reduction of manufacturing cost and complexity in conjunction with our overall cost-control strategies. In addition, we continue to ramp up our assembly facility in Mexicali, Mexico as part of our cost reduction roadmap. We are further working with our suppliers and partners along all steps of the value chain to reduce costs by improving manufacturing technologies and expanding economies of scale.

We plan to continue to expand our business in growing and sustainable markets. In fiscal 2011 we launched our residential lease program with our dealers in the United States, in partnership with a third-party financial institution, which allows customers to obtain SunPower systems under lease agreements up to 20 years, subject to financing availability. We announced the first commercial deployment of our SunPower® C-7 Tracker technology under a power purchase agreement ("PPA") and commenced commercial production of our next generation solar cell with demonstrated efficiencies of up to 24%. Our acquisition of Tenesol S.A. ("Tenesol") in the first quarter of fiscal 2012 has further expanded our European and global customer channels as well as added a strong manufacturing capability based in both Europe and Africa.

Results of Operations

Revenue

	Three Months Ended
(In thousands)	April 1, 2012	April 3, 2011
Americas	$281,493	$203,910
EMEA	156,110	200,501
APAC	56,528	47,007
Total revenue	$494,131	$451,418

Total Revenue:  During the three months ended April 1, 2012 and April 3, 2011, our total revenue was $494.1 million and $451.4 million, respectively, an increase of 9% period over period. The increase in total revenue during the three months ended April 1, 2012, compared to the same period in fiscal 2011 was primarily attributable to revenue from the development of several large scale projects in North America. In the first quarter of fiscal 2012 and the first quarter of 2011, we recognized revenue on 195.7 MW and 132.8 MW, respectively, of solar power products sold through our three regional segments. The increase in our total revenue was partially offset by declining average selling prices and changes in the mix of our solar power products.

Sales outside the Americas Segment represented approximately 43% and 55% of total revenue for the three months ended April 1, 2012 and April 3, 2011, respectively. The shift in revenue by geography in the three months ended April 1, 2012 as compared to the three months ended April 3, 2011 was due to increasing demand in the United States for our solar power products as a result of additional federal and state initiatives supporting attractive solar incentives within the residential, commercial, and utility sectors as well as a slowdown in project development and component shipments in Europe due to changes in government incentives.

Concentrations: The table below represents our significant customers which accounted for greater than 10% of total revenue in the three months ended April 1, 2012 and April 3, 2011. We entered into a project contract with NRG Solar, Inc. in fiscal 2011, which is anticipated to account for 10% or more of total revenue in fiscal 2012.

		Three Months Ended
Revenue		April 1, 2012	April 3, 2011
Significant Customer:	Business Segment
NRG Solar, Inc.	Americas	23%	*
Customer B	Americas	*	11%

*	denotes less than 10% during the period

Americas Revenue: Americas revenue for the three months ended April 1, 2012 and April 3, 2011 was $281.5 million, and $203.9 million, respectively, which accounted for 57% and 45%, respectively, of total revenue. Americas revenue for the three months ended April 1, 2012 increased 38% as compared to the three months ended April 3, 2011 primarily due to the ramp up in construction of the 250 MW California Solar Valley Ranch ("CVSR") project located in San Luis Obispo County, California. The increase in Americas revenue is additionally attributable to growing demand for our solar power products in the residential and commercial markets, specifically in rooftop and ground-mounted commercial projects in North America, particularly in the United States, due to federal state and local initiatives supporting solar power projects. Our Americas Segment recognized revenue on 94.7 MW in the three months ended April 1, 2012 as compared to 54.9 MW in the three months ended April 3, 2011.

EMEA Revenue:  EMEA revenue for the three months ended April 1, 2012 and April 3, 2011 was $156.1 million and $200.5 million, respectively, or 32% and 44%, respectively, of total revenue. EMEA revenue for the three months ended April 1, 2012 decreased 22% as compared to the three months ended April 3, 2011 primarily due to changes in European government incentives which had a materially negative effect on the market for solar systems, particularly large-scale solar products and systems in Europe, and caused our earnings related to such projects to decline in Europe. The overall slowdown in EMEA project development was coupled with lower component shipments quarter over quarter. The decline in overall EMEA revenue was partially offset by $35.1 million in revenue due to Tenesol's results of operations being incorporated into our financial results for the three months ended April 1, 2012.

APAC Revenue: APAC revenue for the three months ended April 1, 2012 and April 3, 2011 was $56.5 million and $47.0 million, respectively, or 11% and 10%, respectively, of total revenue. APAC revenue for the three months ended April 1, 2012 increased 20% as compared to the three months ended April 3, 2011 primarily due to additional component sales and shipments, primarily in Japan.

Cost of Revenue

Details of cost of revenue by segment are as follows:

	Three Months Ended
	Americas		EMEA		APAC		Consolidated
(Dollars in thousands)	April 1, 2012	April 3, 2011	April 1, 2012	April 3, 2011	April 1, 2012	April 3, 2011	April 1, 2012	April 3, 2011
Amortization of other intangible assets	$41	$274	$808	$21	$—	$—	$849	$295
Stock-based compensation	1,129	604	965	1,192	265	125	2,359	1,921
Acquisition and integration costs	4	—	—	—	—	—	4	—
Change in European government incentives	4,292	—	3,473	—	1,280	—	9,045	—
Non-cash interest expense	218	415	176	511	65	108	459	1,034
Materials and other cost of revenue	236,435	171,589	151,423	154,985	48,309	33,072	436,167	359,646
Total cost of revenue	$242,119	$172,882	$156,845	$156,709	$49,919	$33,305	$448,883	$362,896
Total cost of revenue as a percentage of revenue	86%	85%	100%	78%	88%	71%	91%	80%
Total gross margin percentage	14%	15%	—%	22%	12%	29%	9%	20%

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

During the three months ended April 1, 2012 and April 3, 2011 total cost of revenue was $448.9 million and $362.9 million, respectively, which represents an increase of 24% period over period. The increase in total cost of revenue is primarily due to a 47% increase in total MW of solar power products sold. Additionally contributing to the increase in total cost is $9.0 million of charges related to the write-down of third-party inventory resulting from the current supply environment and decline in average selling prices. The increase in total cost of revenue is partially offset by lower material costs, higher yields and better factory utilization at our manufacturing facilities and AUOSP joint venture.

Americas Gross Margin: Gross margin for our Americas Segment was $39.4 million and $31.0 million for the three months ended April 1, 2012 and April 3, 2011, respectively, or 14% and 15%, respectively. The decrease in Americas gross margin in the three months ended April 1, 2012 as compared to the three months ended April 3, 2011 is primarily due to mix of project costs coupled with industry wide declines in average selling prices.

EMEA Gross Margin: Gross margin for our EMEA Segment was negative $0.7 million and $43.8 million for the three months ended April 1, 2012 and April 3, 2011, respectively, or zero and 22%, respectively. The decrease in EMEA gross margin in the three months ended April 1, 2012 as compared to the three months ended April 3, 2011 is primarily due to declines in European government incentives in fiscal 2011, general financing constraints experienced in the European economy, changes in market demand within the region and the over-supply environment that significantly drove down average selling prices.

APAC Gross Margin: Gross margin for our for our APAC Segment was $6.6 million and $13.7 million for the three months ended April 1, 2012 and April 3, 2011, respectively, or 12% and 29%, respectively, of APAC revenue. The decrease in APAC gross margin in the three months ended April 1, 2012 as compared to the three months ended April 3, 2011 is primarily due to declining average selling prices.

Research and Development ("R&D")

	Three Months Ended
(Dollars in thousands)	April 1, 2012	April 3, 2011
Stock-based compensation	$1,780	$1,769
Non-cash interest expense	3	—
Other R&D	14,943	11,877
Total R&D	$16,726	$13,646
As a percentage of revenue	3%	3%

In the three months ended April 1, 2012 and April 3, 2011, R&D expense was $16.7 million and $13.6 million, respectively, which represents an increase of 23% period over period. The overall increase in our investment in R&D period over period resulted primarily from costs related to the improvement of our current generation solar cell manufacturing technology, development of our next generation of solar cells, solar panels, trackers and rooftop systems, and development of systems performance monitoring products.

Sales, General and Administrative ("SG&A")

	Three Months Ended
(Dollars in thousands)	April 1, 2012	April 3, 2011
Amortization of other intangible assets	$1,933	$6,769
Stock-based compensation	8,402	9,473
Acquisition and integration costs	1,148	—
Amortization of promissory notes	—	1,290
Non-cash interest expense	23	—
Other SG&A	64,688	58,647
Total SG&A	$76,194	$76,179
As a percentage of revenue	15%	17%

During the three months ended April 1, 2012 and April 3, 2011, SG&A expense totaled $76.2 million in both periods. SG&A expense as a percentage of revenue decreased 2% period over period and was primarily driven by our cost-control strategy implemented in response to the changes in the European market and the resulting restructuring, including the overall reduction of consulting charges in Europe and the United States. The above decrease was partially offset by the addition of approximately $12.0 million of Tenesol's operating expenses being incorporated into our financial results for the three months ended April 1, 2012.

Restructuring Charges

	Three Months Ended
(In thousands)	April 1, 2012	April 3, 2011
December 2011 Plan	$2,924	$—
June 2011 Plan	122	—
Restructuring charges	$3,046	$—
As a percentage of revenue	1%	—%

December 2011 Plan: To accelerate operating cost reduction and improve overall operating efficiency, in December 2011, we implemented a company-wide restructuring program (the "December 2011 Plan"). The December 2011 Plan eliminated 2% of SunPower's global workforce. We expect to record restructuring charges up to $17.0 million, related to all segments, in the twelve months following the approval and implementation of the plan of which greater than 80% of these charges is expected to be cash. The cumulative amount of restructuring charges incurred in connection with the December 2011 Plan to date total $10.4 million and consist of $8.3 million employee severance and benefits, and accelerated vesting of restricted stock units previously granted, $1.8 million of lease and related termination costs, and $0.3 million of legal and other related charges. Restructuring charges recognized in connection with the December 2011 Plan recognized during the three months ended April 1, 2012 in our Condensed Consolidated Statements of Operations consisted of $1.0 million of employee severance and benefits, $1.8 million of lease and related termination costs, and $0.1 million of legal and other related charges.

June 2011 Plan: In response to reductions in European government incentives, which have had a significant impact on the global solar market, on June 13, 2011, our Board of Directors approved a restructuring plan (the "June 2011 Plan") to realign our resources. The June 2011 Plan eliminated 2% of our global workforce, in addition to the consolidation or closure of certain facilities in Europe. The cumulative amount of restructuring charges incurred in connection with to the June 2011 Plan to date total $14.0 million and consist of $11.1 million of employee severance, benefits and accelerated vesting of promissory notes, $0.7 million of lease and related termination costs, and $2.3 million of legal and other related charges. Restructuring charges recognized in connection with the June 2011 Plan recognized during the three months ended April 1, 2012 totaled $0.1 million in our Condensed Consolidated Statements of Operations which primarily consisted of legal and other related charges. Restructuring activities associated with the June 2011 Plan were substantially completed as of April 1, 2012.

Other Income (Expense), Net

	Three Months Ended
(In thousands)	April 1, 2012	April 3, 2011
Interest income	$342	$743
Non-cash interest expense	(6,614)	(6,291)
Other interest expense	(12,087)	(8,968)
Total interest expense	(18,701)	(15,259)
Gain (loss) on mark-to-market derivatives	13	(44)
Other, net	(685)	(9,207)
Other expense, net	$(19,031)	$(23,767)

Interest expense during the three months ended April 1, 2012 and April 3, 2011 primarily related to debt under our senior convertible debentures, fees for our outstanding letters of credit with Deutsche Bank AG New York Branch ("Deutsche Bank") and Deutsche Bank Trust Company, the mortgage loan with International Finance Corporation ("IFC"), debt under the loan agreement with California Enterprise Development Authority ("CEDA"), and debt under the revolving credit facilities with Union Bank, N.A. ("Union Bank"), Société Générale, Milan Branch ("Société Générale") and Credit Agricole Corporate and Investment Bank ("Credit Agricole"), and amortization of debt issuance costs related to warrants issued in connection with the Liquidity Support Agreement executed on February 28, 2012 (see Note 10). The increase in interest expense of 23% during the three months ended April 1, 2012 compared to the three months ended April 3, 2011 was due to (i) additional outstanding borrowings under our IFC mortgage loan agreement due to an additional $25.0 million draw down in June 2011, and (ii) the $150.0 million of outstanding borrowing under our Credit Agricole credit facility established in September 2011. These increases were partially offset by repayment and termination of our €75.0 million Société Générale and $50.0 million Union Bank credit facilities in September 2011 in connection with the establishment of the $275.0 million revolving credit agreement with Credit Agricole.

The following table summarizes the components of Other, net:

	Three Months Ended
(In thousands)	April 1, 2012	April 3, 2011
Loss on derivatives and foreign exchange	$(1,129)	$(9,353)
Gain on sale of investments	—	128
Other income (expense), net	444	18
Total other, net	$(685)	$(9,207)

Other, net expenses during the three months ended April 1, 2012 and April 3, 2011 was comprised of net expenses and losses totaling $0.7 million and $9.2 million, respectively, consisting primarily of (i) losses totaling $0.5 million and $8.3 million, respectively, from expensing the time value of option contracts and forward points on forward exchange contracts of effective cash flow hedges; (ii) net losses totaling $0.6 million and $1.1 million, respectively, on foreign currency derivatives and foreign exchange largely due to the volatility in the currency markets. We have an active hedging program designed to reduce our exposure to movements in foreign currency exchange rates. As a part of this program, we designate certain derivative transactions as effective cash flow hedges of anticipated foreign currency revenues and record the effective portion of changes in the fair value of such transactions in "Accumulated other comprehensive income" in our Condensed Consolidated Balance Sheets until the anticipated revenues have occurred, at which point the associated income or loss would be recognized in revenue. During the three months ended April 3, 2011, in connection with the decline in forecasted revenue, we reclassified a net loss of $3.9 million held in "Accumulated other comprehensive income" for certain previously anticipated transactions which did not occur, and are included in the net impact on foreign currency derivatives and foreign exchange for the three months ended April 3, 2011 described above.

Income Taxes

	Three Months Ended
(Dollars in thousands)	April 1, 2012	April 3, 2011
Benefit from (provision for) income taxes	$(1,356)	$15,816
As a percentage of revenue	—%	4%

In the three months ended April 1, 2012, our income tax provision of $1.4 million on a loss before income taxes and equity in losses of unconsolidated investees of $69.7 million was primarily due to projected tax expense in profitable foreign jurisdictions. In the three months ended April 3, 2011, our income tax benefit was $15.8 million on a loss before income taxes and equity in earnings of unconsolidated investees of $25.1 million was primarily due to domestic and foreign losses in certain jurisdictions, nondeductible amortization of purchased intangible assets, nondeductible equity compensation, amortization of debt discount from convertible debentures, mark-to-market fair value adjustments, changes in the valuation allowance on deferred tax assets and discrete stock option deductions.

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

We record a valuation allowance to reduce our United States deferred tax assets to the amount that is more likely than not to be realized. In assessing the need for a valuation allowance, we consider historical levels of income, expectations and risks associated with the estimates of future taxable income and ongoing prudent and feasible tax planning strategies. In the event we determine that we would be able to realize additional deferred tax assets in the future in excess of the net recorded amount, or if we subsequently determine that realization of an amount previously recorded is unlikely, we would record an adjustment to the deferred tax asset valuation allowance, which would change income tax in the period of adjustment. As of April 1, 2012, we believe there is insufficient evidence to realize additional deferred tax assets in fiscal 2012.

Equity in Earnings of Unconsolidated Investees

	Three Months Ended
(Dollars in thousands)	April 1, 2012	April 3, 2011
Equity in earnings (loss) of unconsolidated investees	$(3,425)	$7,133
As a percentage of revenue	1%	2%

In the three months ended April 1, 2012 and April 3, 2011, our equity in earnings of unconsolidated investees was net losses of $3.4 million and net earnings of $7.1 million, respectively. Our share of Woongjin Energy's income totaled zero and $4.5 million in the three months ended April 1, 2012 and April 3, 2011, respectively. The change in our equity share of Woongjin Energy's earnings period over period is attributable to the sale of our equity ownership during fiscal 2011 and the first quarter of fiscal 2012. As of April 1, 2012, we no longer held any equity ownership in Woongjin Energy. Our share of First Philec Solar Corporation's ("First Philec Solar") income in the three months ended April 1, 2012 and April 3, 2011 totaled zero and $0.5 million, respectively. Our share of AUOSP's loss in the three months ended April 1, 2012 totaled $3.4 million and our share or AUOSP's earnings in the three months ended April 3, 2011 totaled $2.2 million.

Liquidity and Capital Resources

Cash Flows

A summary of the sources and uses of cash and cash equivalents is as follows:

	Three Months Ended
(In thousands)	April 1, 2012	April 3, 2011
Net cash used in operating activities	$(136,629)	$(174,659)
Net cash provided by (used in) investing activities	28,981	(68,976)
Net cash provided by (used in) financing activities	(317,686)	81

Operating Activities

Net cash used in operating activities of $136.6 million in the three months ended April 1, 2012 was primarily the result of: (i) a net loss of $74.5 million; (ii) increase in inventories and project assets of $113.2 million for construction of future and current projects primarily in North America; (iii) increases in prepaid expense and other assets of $96.2 million primarily related to deferred costs associated with the construction of the 250 MW California Solar Valley Ranch project as well as deferred costs associated with the build of systems under our residential leasing program; and (iv) an increase in advance to suppliers of $15.7 million. Net cash used in operating activities was partially offset by (i) a decrease in accounts receivable $87.7 million; (ii) non-cash impairment changes of $9.0 million related to the write-down of third party inventory; (iii) other non-cash charges of $53.6 million primarily related to depreciation and amortization, stock based compensation, and non-cash interest charges; and (iv) an increase of $12.7 million in other operating liabilities, net of changes to operating assets.

Net cash used in operating activities of $174.7 million in the three months ended April 3, 2011 was primarily the result of: (i) a net loss of $2.1 million; (ii) increases in inventories and project assets of $163.2 million and $27.6 million, respectively, for construction of future and current projects in Italy and the North America; (iii) increases in costs and estimated earnings in excess of billings of $40.6 million related to contractual timing of system project billings; (iv) decreases in accounts payable and other accrued liabilities of $26.4 million; as well as (v) other changes in operating assets and liabilities of $34.6 million, partially offset by a decrease in accounts receivable of $52.3 million and an increase in billings in excess of costs and estimated earnings of $21.3 million. In addition, net cash used in operating activities resulted from a $2.1 million net loss including $7.1 million of non-cash income related to our equity share in earnings of joint ventures, offset by $53.5 million of non-cash charges primarily related to depreciation, amortization, stock compensation and non-cash interest expense.

Investing Activities

Net cash provided by investing activities in the three months ended April 1, 2012 was $29.0 million, which included (i) $43.9 million of restricted cash released back to us due to expirations of fully cash-collateralized letter of credits under the September 2011 Letter of Credit Facility with Deutsche Bank Trust and transition of outstanding letter of credits into the August 2011 Deutsche Bank facility under which payment of obligations is guaranteed by Total S.A.; (ii) $17.4 million in proceeds from the sale of our equity interest in our Woongjin Energy joint venture on the open market; and (iii) $0.4 million in proceeds from the sale of equipment to a third-party. Cash provided by investing activities was partially offset by $32.8 million related to capital expenditures primarily associated with improvements to our current generation solar cell manufacturing technology, leasehold improvements associated with our San Jose, California office, and the build out of our new solar panel assembly facility in Mexicali, Mexico, and other projects.

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

Financing Activities

Net cash used in financing activities in the three months ended April 1, 2012 of $317.7 million reflects: (i) $178.3 million of cash distributions in connection with the transfer of entities under common control; (ii) $198.6 million paid to fully repurchase the outstanding 1.25% convertible debentures; (iii) repayment of $100.6 million of our outstanding balance under the Credit Agricole revolving credit facility and capital lease obligations; and (iv) $3.9 million in purchases of stock for tax withholding obligations on vested restricted stock. Cash used in financing activities was partially offset by $163.7 million in proceeds from the sale of 18.6 million shares of our common stock to Total.

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

Debt and Credit Sources

Convertible Debentures

As of both April 1, 2012 and January 1, 2012, an aggregate principal amount of $250.0 million of the 4.50% debentures remain issued and outstanding. Interest on the 4.50% debentures is payable on March 15 and September 15 of each year. The

4.50% debentures mature on March 15, 2015. The 4.50% debentures are convertible only into cash, and not into shares of our common stock (or any other securities). Prior to December 15, 2014, the 4.50% debentures are convertible only upon specified events and, thereafter, they will be convertible at any time, based on an initial conversion price of $22.53 per share of our common stock. The conversion price will be subject to adjustment in certain events, such as distributions of dividends or stock splits. Upon conversion, we will deliver an amount of cash calculated by reference to the price of our common stock over the applicable observation period. We may not redeem the 4.50% debentures prior to maturity. Holders may also require us to repurchase all or a portion of their 4.50% debentures upon a fundamental change, as defined in the debenture agreement, at a cash repurchase price equal to 100% of the principal amount plus accrued and unpaid interest. In the event of certain events of default, such as our failure to make certain payments or perform or observe certain obligations thereunder, Wells Fargo, the trustee, or holders of a specified amount of then-outstanding 4.50% debentures will have the right to declare all amounts then outstanding due and payable. Concurrent with the issuance of the 4.50% debentures, we entered into privately negotiated convertible debenture hedge transactions and warrant transactions which represent a call spread overlay with respect to the 4.50% debentures (the "CSO2015"), assuming full performance of the counterparties and 4.50% Warrants strike prices in excess of the conversion price of the 4.50% debentures. According to the counterparties to the warrants, the consummation of the Total Tender Offer triggered their rights to make a downward adjustment to the strike price of the warrants. In the third quarter of fiscal 2011, we and the counterparties to the 4.50% Warrants agreed to reduce the exercise price of the 4.50% Warrants from $27.03 to $24.00. Please see "Conversion of our outstanding 4.75% debentures, our warrants related to our outstanding 4.50% and 4.75% debentures, and future substantial issuances or dispositions of our common stock or other securities, could dilute ownership and earnings per share or cause the market price of our stock to decrease." in "Part I. Item 1A: Risk Factors" in the fiscal 2011 Form 10-K.

As of both April 1, 2012 and January 1, 2012, an aggregate principal amount of $230.0 million of the 4.75% senior convertible debentures ("4.75% debentures") remain issued and outstanding. Interest on the 4.75% debentures is payable on April 15 and October 15 of each year. Holders of the 4.75% debentures are able to exercise their right to convert the debentures at any time into shares of our common stock at a conversion price equal to $26.40 per share. The applicable conversion rate may adjust in certain circumstances, including upon a fundamental change, as defined in the indenture governing the 4.75% debentures. If not earlier converted, the 4.75% debentures mature on April 15, 2014. Holders may also require us to repurchase all or a portion of their 4.75% debentures upon a fundamental change at a cash repurchase price equal to 100% of the principal amount plus accrued and unpaid interest. In the event of certain events of default, such as our failure to make certain payments or perform or observe certain obligations thereunder, Wells Fargo, the trustee, or holders of a specified amount of then-outstanding 4.75% debentures will have the right to declare all amounts then outstanding due and payable. Concurrent with the issuance of the 4.75% debentures, we entered into certain convertible debenture hedge transactions (the "4.75% Bond Hedge") and warrant transactions (the "4.75% Warrants") with affiliates of certain of the underwriters of the 4.75% debentures. According to the counterparties to the warrants, the consummation of the Total Tender Offer triggered their rights to make a downward adjustment to the strike price of the warrants. In the third quarter of fiscal 2011, we and the counterparties to the 4.75% Warrants agreed to reduce the exercise price of the 4.75% Warrants from $38.50 to $26.40, which is no longer above the conversion price of the 4.75% debentures. Please see "Conversion of our outstanding and 4.75% debentures, our warrants related to our outstanding 4.50% and 4.75% debentures, and future substantial issuances or dispositions of our common stock or other securities, could dilute ownership and earnings per share or cause the market price of our stock to decrease." in "Part I. Item 1A: Risk Factors" in the fiscal 2011 Form 10-K.

Mortgage Loan Agreement with IFC

On May 6, 2010, our subsidiaries SPML and SPML Land, Inc. ("SPML Land") entered into a mortgage loan agreement with IFC. Under the loan agreement, SPML may borrow up to $75.0 million during the first two years, and SPML shall repay the amount borrowed, starting 2 years after the date of borrowing, in 10 equal semiannual installments over the following 5 years. SPML shall pay interest of LIBOR plus 3% per annum on outstanding borrowings, and a front-end fee of 1% on the principal amount of borrowings at the time of borrowing, and a commitment fee of 0.5% per annum on funds available for borrowing and not borrowed. SPML may prepay all or a part of the outstanding principal, subject to a 1% prepayment premium. As of both April 1, 2012 and January 1, 2012, SPML had $75.0 million, outstanding under the mortgage loan agreement. SPML and SPML Land pledged certain assets as collateral supporting SPML's repayment obligation. Additionally, in accordance with the terms of the mortgage loan agreement, we are required to establish a debt service reserve account which shall contain the amount, as determined by IFC, equal to the aggregate principal and interest due on the next succeeding interest payment date after such date. As of April 1, 2012 and January 1, 2012, we had restricted cash and cash equivalents of $1.4 million and $1.3 million, respectively, related to the IFC debt service reserve.

Loan Agreement with California Enterprise Development Authority ("CEDA")

On December 29, 2010, we borrowed from CEDA the proceeds of the $30.0 million aggregate principal amount of

CEDA's tax-exempt Recovery Zone Facility Revenue Bonds (SunPower Corporation - Headquarters Project) Series 2010 (the "Bonds") maturing April 1, 2031 under a loan agreement with CEDA. Certain of our obligations under the loan agreement were contained in a promissory note dated December 29, 2010 issued by us to CEDA, which assigned the promissory note, along with all right, title and interest in the loan agreement, to Wells Fargo, as trustee, with respect to the Bonds for the benefit of the holders of the Bonds. The Bonds initially bore interest at a variable interest rate (determined weekly), but at our option were converted into fixed-rate bonds at 8.50% per annum (which include covenants of, and other restrictions on, us). Additionally, in accordance with the terms of the loan agreement, we are required to keep all loan proceeds on deposit with Wells Fargo, the trustee, until funds are withdrawn by us for use in relation to the design and leasehold improvements of our new corporate headquarters in San Jose, California. As of April 1, 2012 and January 1, 2012, we had restricted cash and cash equivalents of $5.8 million and $10.0 million, respectively, for design and leasehold improvements and debt service reserves under the CEDA loan agreement.

As of both April 1, 2012 and January 1, 2012, the $30.0 million aggregate principal amount of the Bonds was classified as "Long-term debt" in our Condensed Consolidated Balance Sheets.

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

As of April 1, 2012, letters of credit issued under the August 2011 letter of credit facility with Deutsche Bank totaled $708.5 million.

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

As of April 1, 2012 letters of credit issued under the Deutsche Bank Trust facility amounted to $4.4 million which were fully collateralized with restricted cash on the Consolidated Balance Sheets.

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

Our revolving credit facility with Credit Agricole requires that we maintain certain financial ratios, including that the ratio of our debt at the end of each quarter to our EBITDA (earnings before interest, tax, depreciation, and amortization) for the last twelve months, as defined, would not exceed 4.5 to 1.  If our forecasts are not achieved as anticipated, it is possible that we could breach this or other covenants in the future, which could affect the availability of borrowings under the line and potentially result in cross defaults on other agreements, such as our convertible notes, if not remedied.  On February 28, 2012, as further described below, we entered into the Liquidity Support Facility with Total S.A. under which we may receive up to $600 million of liquidly support. Under this facility, Total S.A. must provide us and we must accept from Total S.A. additional liquidity in the form of guarantees, revolving or convertible debt, equity, or other forms of liquidity support agreed to by us, in the event that either our actual or projected unrestricted cash, cash equivalents and unused borrowing capacity are reduced below $100 million, or we fail to satisfy any financial covenant under our indebtedness, including the revolving facility with Credit Agricole.

As of April 1, 2012 and January 1, 2012, we had $150.0 million and $250.0 million, respectively, outstanding under the revolving credit facility with Credit Agricole which is classified as "Long term debt" on our Consolidated Balance Sheets. On April 9, 2012, we drew down $125.0 million under the revolving credit facility with Credit Agricole. Subsequent to the draw down, we have $275.0 million outstanding under this credit facility.

Liquidity

As of April 1, 2012, we had unrestricted cash and cash equivalents of $302.1 million as compared to $725.6 million as of January 1, 2012. In addition, we had $125.0 million available under our Revolving Credit Facility with Credit Agricole as of April 1, 2012, which was subsequently drawn down on April 9, 2012. Our cash balances are held in numerous locations throughout the world, including substantial amounts held outside of the United States. The amounts held outside of the United States representing the earnings of our foreign subsidiaries which, if repatriated to the United States under current law, would be subject to United States federal and state tax less applicable foreign tax credits. Repatriation of earnings that have not been subjected to U.S. tax and which have been indefinitely reinvested outside the U.S. could result in additional United States federal income tax payments in future years.

On July 5, 2010, we formed our AUOSP joint venture. Under the terms of the joint venture agreement, our subsidiary SunPower Technology, Ltd. ("SPTL") and AU Optronics Singapore Pte. Ltd. ("AUO") each own 50% of AUOSP. Both SPTL and AUO are obligated to provide additional funding to AUOSP in the future. During the second half of fiscal 2010, we, through SPTL, and AUO each contributed total initial funding of $27.9 million. In fiscal 2011, both SPTL and AUO each contributed an additional $80.0 million in funding and will each contribute additional amounts to the joint venture in fiscal 2012 through 2014 amounting to $241.0 million, or such lesser amount as the parties may mutually agree (see the Contractual Obligations table below). In addition, if AUOSP, SPTL, or AUO requests additional equity financing to AUOSP, then SPTL and AUO will each be required to make additional cash contributions of up to $50.0 million in the aggregate. Further, we could in the future guarantee certain financial obligations of AUOSP. On November 5, 2010, we entered into an agreement with AUOSP under which we will resell to AUOSP polysilicon purchased from a third-party supplier and AUOSP will provide prepayments to us related to such polysilicon, which we will use to satisfy prepayments owed to the third-party supplier. We expect to receive prepayments from AUOSP in fiscal 2012 amounting to $60 million.

On January 31, 2012, we completed our acquisition from Total of 100% of the equity of Tenesol, a global solar provider headquartered in La Tour deSalvagny, France, and a wholly-owned subsidiary of Total, for $165.4 million in cash pursuant to a stock purchase agreement entered into on December 23, 2011.  Concurrently with the closing of the acquisition, Total purchased 18.6 million shares of our common stock in a private placement at $8.80 per share for total proceeds of $163.7 million. Tenesol has module manufacturing operations in Toulouse, France and Capetown, South Africa and is in the process of developing a third site near Carling, France. Our manufacturing and assembly activities have required and will continue to require significant investment of capital and substantial engineering expenditures.

Under the terms of the amended 4.50% Warrants, we sold to affiliates of certain of the initial purchasers of the 4.50% cash convertible debentures warrants to acquire, subject to anti-dilution adjustments, up to 11.1 million shares of our common stock. The bond hedge and warrants described in Note 10 of Notes to the Condensed Consolidated Financial Statements represent a call spread overlay with respect to the 4.50% debentures. Assuming full performance by the counterparties (and 4.50% Warrants strike prices in excess of the conversion price of the 4.50% debentures), the transactions effectively reduce our potential payout over the principal amount on the 4.50% debentures upon conversion of the 4.50% debentures. In the third quarter of fiscal 2011, we and the counterparties to the 4.50% Warrants agreed to reduce the exercise price of the 4.50% Warrants from $27.03 to $24.00.

We expect total capital expenditures related to purchases of property, plant and equipment in the range of $110 million to $130 million in fiscal 2012 in order to improve our current and next generation solar cell manufacturing technology and other projects. In addition, we expect to invest a significant amount of capital to develop solar power systems and plants for sale to customers. The development of solar power plants can require long periods of time and substantial initial investments. Our efforts in this area may consist of all stages of development, including land acquisition, permitting, financing, construction, operation and the eventual sale of the projects. We often choose to bear the costs of such efforts prior to the final sale to a customer, which involves significant upfront investments of resources (including, for example, large transmission deposits or other payments, which may be non-refundable), land acquisition, permitting, legal and other costs, and in some cases the actual costs of constructing a project, in advance of the signing of PPAs and Engineering Procurement Construction contracts and the receipt of any revenue, much of which is not recognized for several additional months or years following contract signing. Any delays in disposition of one or more projects could have a negative impact on our liquidity.

Certain of our customers also require performance bonds issued by a bonding agency or letters of credit issued by financial institutions. Obtaining letters of credit may require adequate collateral. All letters of credit issued under our August 2011 Deutsche Bank facility are guaranteed by Total S.A. pursuant to the Credit Support Agreement. Our letter of credit facility with Deutsche Bank Trust is fully collateralized by restricted cash, which reduces the amount of cash available for operations. As of April 1, 2012 letters of credit issued under the Deutsche Bank Trust facility amounted to $4.4 million which were fully collateralized with restricted cash on the Consolidated Balance Sheets.

We believe that our current cash, cash equivalents and cash expected to be generated from operations and funds available under our revolving credit facility with Credit Agricole will be sufficient to meet our working capital and fund our committed capital expenditures over the next 12 months, including the development and construction of solar power systems and plants over the next 12 months. In addition, we have the Liquidity Support Facility (described below) with up to $600 million available from Total S.A. to us under certain specified circumstances. However, there can be no assurance that our liquidity will be adequate over time. A significant portion of our revenue is generated from a limited number of customers and large projects and our inability to execute these projects, or to collect from these customers or for these projects, would have a significant negative impact on our business. Our capital expenditures and use of working capital may be greater than we expect if we decide to make additional investments in the development and construction of solar power plants and sales of power plants and associated cash proceeds are delayed, or if we decide to accelerate increases in our manufacturing capacity internally or through capital contributions to joint ventures. We require project financing in connection with the construction of solar power plants, which financing may not be available on terms acceptable to us. In addition, we could in the future make additional investments in our joint ventures or guarantee certain financial obligations of our joint ventures, which could reduce our cash flows, increase our indebtedness and expose us to the credit risk of our joint ventures. See also "A limited number of customers and large projects are expected to continue to comprise a significant portion of our revenues and any decrease in revenue from these customers or projects could have a significant adverse effect on us," and "Due to the general economic environment, the continued market pressure driving down the average selling prices of our solar power products and other factors, we may be unable to generate sufficient cash flows or obtain access to external financing necessary to fund our operations and make adequate capital investments as planned" in Part I, Item 1A "Risk Factors" in the fiscal 2011 Form 10-K.

We are party to an agreement with a customer to construct the California Valley Solar Ranch, a solar park. Part of the debt financing necessary for the customer to pay for the construction of this solar park is being provided by the Federal Financing Bank in reliance on a guarantee of repayment provided by the Department of Energy (the "DOE") under a loan guarantee program. On February 28, 2012, we entered into a Liquidity Support Agreement with Total S.A. and the DOE, and a series of related agreements with Total S.A. and Total, under which Total S.A. has agreed to provide us, or cause to be provided, additional liquidity under certain circumstances to a maximum amount of $600 million (the "Liquidity Support Facility"). Total S.A. is required to provide liquidity support to us under the facility, and we are required to accept such liquidity support from Total S.A., if either our actual or projected unrestricted cash, cash equivalents, and unused borrowing capacity are reduced below $100 million, or we fail to satisfy any financial covenant under our indebtedness. In either such event, subject to a $600 million aggregate limit, Total S.A. is required to provide us with sufficient liquidity support to increase the amount of our unrestricted cash, cash equivalents and unused borrowing capacity to above $100 million, and to restore compliance with our financial covenants. The Liquidity Support Facility is available until the completion of the solar park, expected to be operational in 2013 and completed before the end of 2014, and, under certain conditions, up to December 31, 2016, at which time all outstanding guarantees will expire and all outstanding debt under the facility will become due.  In return for Total S.A.'s agreement to provide the Liquidity Support Facility, on February 28, 2012, we issued to Total a seven-year warrant to purchase 9,531,677 shares of our common stock at an exercise price of $7.8685 per share. During the term of the facility, we must pay Total S.A. a quarterly fee equal to 0.25% of the unused portion of the facility. Liquidity support may be provided by Total S.A. or through its affiliates in the form of revolving non-convertible debt, convertible debt, equity, guarantees of our indebtedness or other forms of liquidity support agreed to by us, depending on the amount outstanding under the facility immediately prior to provision of the applicable support among other factors.  We are required to compensate Total S.A. for any liquidity support actually provided, and the form and amount of such compensation depends on the form and amount of support provided, with the amount of compensation generally increasing with the amount of support provided over time. Such compensation is to be provided in a variety of forms including guarantee fees, warrants to purchase common stock, interest on amounts borrowed, and discounts on equity issued. The use of the Liquidity Support Facility is not limited to direct obligations related to the solar park, and is available for general corporate purposes, but we have agreed to conduct our operations, and use any proceeds from such facility in ways that minimize the likelihood of Total S.A. being required to provide further support. For a more detailed description of the Liquidity Support Facility and related agreements, see Item 9B of our fiscal 2011 Form 10-K.

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

Contractual Obligations

The following summarizes our contractual obligations as of April 1, 2012:

		Payments Due by Period
(In thousands)	Total	2012 (remaining 9 months)	2013-2014	2015-2016	Beyond 2016
Convertible debt, including interest (1)	$540,446	$16,632	$268,828	$254,986	$—
IFC mortgage loan, including interest (2)	83,373	1,920	31,606	32,094	17,753
CEDA loan, including interest (3)	78,451	1,913	5,100	5,100	66,338
Credit Agricole revolving credit facility, including interest (4)	154,238	2,138	152,100	—	—
Future financing commitments (5)	245,940	47,770	198,170	—	—
Operating lease commitments (6)	120,614	13,367	27,353	23,057	56,837
Capital lease commitments (7)	10,374	1,775	3,615	2,228	2,756
Utility obligations (8)	750	—	—	—	750
Non-cancellable purchase orders (9)	289,261	289,261	—	—	—
Purchase commitments under agreements (10)	2,494,930	428,276	641,734	713,841	711,079
Total	$4,018,377	$803,052	$1,328,506	$1,031,306	$855,513

(1)
Convertible debt, including interest, relates to the aggregate of $480.1 million in outstanding principal amount of our senior convertible debentures on April 1, 2012. For the purpose of the table above, we assume that all holders of the 4.50% debentures and 4.75% debentures will hold the debentures through the date of maturity in fiscal 2015 and 2014, respectively, and all holders of the 0.75% debentures will require us to repurchase the debentures on August 1, 2015, and upon conversion, the values of the senior convertible debentures will be equal to the aggregate principal amount with no premiums.

(2)
IFC mortgage loan, including interest, relates to the $75.0 million borrowed as of April 1, 2012. Under the loan agreement, SPML is required to repay the amount borrowed, starting 2 years after the date of borrowing, in 10 equal semiannual installments over the following 5 years. SPML is required to pay interest of LIBOR plus 3% per annum on outstanding borrowings.

(3)
CEDA loan, including interest, relates to the proceeds of the $30.0 million aggregate principal amount of the Bonds. The Bonds mature on April 1, 2031. On June 1, 2011 the Bonds were converted to bear interest at a fixed rate of 8.50% through maturity.

(4)
Credit Agricole revolving credit facility, with interest, relates to the $150.0 million borrowed as of April 1, 2012 and maturing on September 27, 2013. We are required to pay interest on outstanding borrowings of (a) with respect to any LIBOR loan, 1.50% plus the LIBOR divided by a percentage equal to one minus the stated maximum rate of all reserves required to be maintained against "Eurocurrency liabilities" as specified in Regulation D; and (b) with respect to any alternate base loan, 0.50% plus the greater of (1) the prime rate, (2) the Federal Funds rate plus 0.5%, and (3) the one month LIBOR plus 1%.

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

(7)	Capital lease commitments primarily relate to certain manufacturing and equipment under capital leases in Europe for terms of up to 12 years.

(8)	Utility obligations relate to our 11-year lease agreement with an unaffiliated third party for our administrative, research and development offices in Richmond, California.

(9)	Non-cancellable purchase orders relate to purchases of raw materials for inventory and manufacturing equipment from a variety of vendors.

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

Liabilities Associated with Uncertain Tax Positions

As of April 1, 2012 and January 1, 2012, total liabilities associated with uncertain tax positions were $29.8 million and $29.3 million, respectively, and are included in "Other long-term liabilities" in our Condensed Consolidated Balance Sheets as they are not expected to be paid within the next twelve months. Due to the complexity and uncertainty associated with our tax positions, we cannot make a reasonably reliable estimate of the period in which cash settlement will be made for our liabilities associated with uncertain tax positions in other long-term liabilities. Therefore, they have been excluded from the table above.

Off-Balance-Sheet Arrangements

As of April 1, 2012, we did not have any significant off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Foreign Currency Exchange Risk

Our exposure to movements in foreign currency exchange rates is primarily related to sales to European customers that are denominated in Euros. Revenue generated from European customers represented 32% and 44% of our total revenue in the three months ended April 1, 2012 and April 3, 2011, respectively. A 10% change in the Euro exchange rate would have impacted our revenue by approximately $15.6 million and $20.1 million in the three months ended April 1, 2012 and April 3, 2011, respectively.

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

We currently conduct hedging activities which involve the use of option and forward contracts to address our exposure to changes in the foreign exchange rate between the U.S. dollar and other currencies. As of April 1, 2012, we had outstanding hedge option contracts and forward contracts with aggregate notional values of $63.0 million and $70.0 million, respectively. As of January 1, 2012, we held option and forward contracts totaling $130.4 million and $200.8 million, respectively, in notional value. Because we hedge some of our expected future foreign exchange exposure, if associated revenues do not materialize we could experience losses. During the three months ended April 3, 2011, in connection with the decline in forecasted revenue surrounding the overall change in the solar sector, we concluded that certain previously anticipated transactions were probable not to occur and thus we reclassified the amount held in "Accumulated other comprehensive income" in our Condensed Consolidated Balance Sheets for these transactions, which totaled a loss of $3.9 million, to "Other, net" in our Condensed Consolidated Statement of Operations. If we conclude that we have a pattern of determining that hedged forecasted transactions probably will not occur, we may no longer be able to continue to use hedge accounting in the future to reduce our exposure to movements in foreign exchange rates. Such a conclusion and change in our foreign currency hedge program could adversely impact our revenue, margins and results of operations. We cannot predict the impact of future exchange rate fluctuations on our business and operating results.

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

We enter into agreements with vendors that specify future quantities and pricing of polysilicon to be supplied for periods up to 10 years. Under certain agreements, we are required to make prepayments to the vendors over the terms of the arrangements. As of April 1, 2012 and January 1, 2012, advances to suppliers totaled $343.2 million and $327.5 million, respectively. Two suppliers accounted for 72% and 23% of total advances to suppliers as of April 1, 2012, and 74% and 20% of total advances to suppliers as of January 1, 2012. We may be unable to recover such prepayments if the credit conditions of these suppliers materially deteriorate.

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

Our interest expense would increase to the extent interest rates rise in connection with our variable interest rate borrowings. As of April 1, 2012, the outstanding principal balance of our variable interest borrowings was $225.0 million. We do not believe that an immediate 10% increase in interest rates would have a material effect on our financial statements. In addition, lower interest rates have an adverse impact on our interest income. Our investment portfolio primarily consists of $166.0 million in money market funds as of April 1, 2012, and exposes us to interest rate risk. Due to the relatively short-term nature of our investment portfolio, we do not believe that an immediate 10% increase in interest rates would have a material effect on the fair market value of our money market funds. Since we believe we have the ability to liquidate substantially all of this portfolio, we do not expect our operating results or cash flows to be materially affected to any significant degree by a sudden change in market interest rates on our investment portfolio.

Equity Price Risk involving Minority Investments in Joint Ventures and Other Non-Public Companies

Our investments held in joint ventures and other non-public companies expose us to equity price risk. As of April 1, 2012 and January 1, 2012, investments of $112.5 million and $129.9 million, respectively, are accounted for using the equity method, and $4.9 million as of both periods, are accounted for using the cost method. These strategic investments in third parties are subject to risk of changes in market value, which if determined to be other-than-temporary, could result in realized impairment losses. We generally do not attempt to reduce or eliminate our market exposure in equity and cost method investments. We monitor these investments for impairment and record reductions in the carrying values when necessary. Circumstances that indicate an other-than-temporary decline include the valuation ascribed to the issuing company in subsequent financing rounds, decreases in quoted market prices and declines in operations of the issuer. There can be no assurance that our equity and cost method investments will not face risks of loss in the future.

Interest Rate Risk and Market Price Risk Involving Convertible Debt

The fair market value of our 4.75%, 4.50%, and 0.75% convertible debentures is subject to interest rate risk, market price risk and other factors due to the convertible feature of the debentures. The fair market value of the debentures will generally increase as interest rates fall and decrease as interest rates rise. In addition, the fair market value of the debentures will generally increase as the market price of our common stock increases and decrease as the market price of our common stock falls. The interest and market value changes affect the fair market value of the debentures, but do not impact our financial position, cash flows or results of operations due to the fixed nature of the debt obligations, except to the extent increases in the value of our common stock may provide the holders of our 4.50% debentures, and/or 0.75% debentures the right to convert such debentures into cash in certain instances. The aggregate estimated fair value of the 4.75% debentures, 4.50% debentures, and 0.75% debentures was $443.0 million as of April 1, 2012. The aggregate estimated fair value of the 4.75% debentures, 4.50% debentures, 1.25% debentures and 0.75% debentures was $665.0 million as of January 1, 2012. Estimated fair values are based on quoted market prices as reported by an independent pricing source. A 10% increase in quoted market prices would increase the estimated fair value of our then-outstanding debentures to $487.3 million and $665.0 million as of April 1, 2012 and January 1, 2012, respectively, and a 10% decrease in the quoted market prices would decrease the estimated fair value of our then-outstanding debentures to $398.7 million and $544.1 million as of April 1, 2012 and January 1, 2012, respectively.

ITEM 4: CONTROLS AND PROCEDURES

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

Based on their evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of April 1, 2012 at a reasonable assurance level.

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

ITEM 1A: RISK FACTORS

In addition to other information set forth in this report, readers should carefully consider the risk factors discussed in "Part I. Item 1A: Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended January 1, 2012, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results.

ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Issuances of Equity Securities

On January 31, 2012, the Company closed the private placement of 18.6 million shares of its common stock, par value $0.001 per share, together with the preferred stock purchase rights appurtenant thereto issued under the Amended and Restated Rights Agreement, dated November 16, 2011, by and between the Company and Computershare Trust Company, N.A., as Rights Agent (the "Common Shares"). The Common Shares were issued and sold to Total Gas & Power USA, SAS, a société par actions simplifiée organized under the laws of the Republic of France (“Total”), for an aggregate purchase price of $163.7 million in cash, and are exempt from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), under the exemption provided by Rule 506 of Regulation D.

In connection with the Liquidity Support Agreement described in Part I, Item 2 in this Quarterly Report, on February 28, 2012, the Company issued to Total a warrant to purchase 9,531,677 shares of the Company's common stock with an exercise price of $7.8685, subject to adjustment for customary anti-dilution and other events. The Company did not receive any cash consideration for the warrant. The Company believes that the issuance and sale of the warrant was exempt from the registration requirements of the Securities Act pursuant to Section 4(2) thereunder. The warrant is exercisable at any time for seven years after its issuance, provided that, so long as at least $25 million of the Company's convertible debt remains outstanding, such exercise will not cause "any person," including Total S.A., to, directly or indirectly, including through one or more wholly-owned subsidiaries, become the "beneficial owner" (as such terms are defined in Rule 13d-3 and Rule 13d-5 under the Securities and Exchange Act of 1934, as amended), of more than 74.99% of the voting power of the Company's common stock at such time, because “any person” becoming such “beneficial owner” would trigger the repurchase or conversion of the Company's existing convertible debt.

Issuer Purchases of Equity Securities

The following table sets forth all purchases made by or on behalf of us or any "affiliated purchaser," as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, of shares of our common stock during each of the indicated periods.

Period	Total Number of Shares Purchased (in thousands) (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Publicly Announced Plans or Programs
January 2, 2012 through January 29, 2012	5	$6.43	—	—
January 30, 2012 through February 26, 2012	22	$7.67	—	—
February 27, 2012 through April 1, 2012	494	$7.45	—	—
	521	$7.45	—	—

(1)	The shares purchased represent shares surrendered to satisfy tax withholding obligation in connection with the vesting of restricted stock issued to employees.

ITEM 6: EXHIBITS

EXHIBIT INDEX
Exhibit Number	Description

3.1
Amended and Restated By-laws of SunPower Corporation, as amended and restated on March 7, 2012 (incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on March 7, 2012).

10.1
Liquidity Support Agreement, dated February 28, 2012, by and among SunPower Corporation, Total S.A. and the U.S. Department of Energy, acting by and through the Secretary of Energy (incorporated by reference to Exhibit 10.89 to the Registrant's Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 29, 2012).

10.2
Compensation and Funding Agreement, dated February 28, 2012, by and between SunPower Corporation and Total S.A. (incorporated by reference to Exhibit 10.90 to the Registrant's Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 29, 2012).

10.3
Amendment No. 3 to Affiliation Agreement, dated February 28, 2012, by and between Total Gas & Power USA, SAS and SunPower Corporation (incorporated by reference to Exhibit 10.91 to the Registrant's Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 29, 2012).

10.4
Warrant to Purchase Common Stock, dated February 28, 2012, issued to Total Gas & Power USA, SAS (incorporated by reference to Exhibit 10.92 to the Registrant's Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 29, 2012).

10.5
Revolving Credit and Convertible Loan Agreement, dated February 28, 2012, by and between Total Gas & Power USA, SAS and SunPower Corporation (incorporated by reference to Exhibit 10.93 to the Registrant's Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 29, 2012).

10.6
Private Placement Agreement, dated February 28, 2012, by and between Total Gas & Power USA, SAS and SunPower Corporation (incorporated by reference to Exhibit 10.94 to the Registrant's Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 29, 2012).

10.7
Form of Warrant to Purchase Common Stock, issued by SunPower Corporation to Total Gas & Power USA, SAS (incorporated by reference to Exhibit 10.95 to the Registrant's Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 29, 2012).

10.8
Form of Guarantee from Total S.A. and Bank (incorporated by reference to Exhibit 10.96 to the Registrant's Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 29, 2012).

10.9
Form of Convertible Term Loan Note, issued by SunPower Corporation to Holder (incorporated by reference to Exhibit 10.97 to the Registrant's Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 29, 2012).

10.10
Revolving Loan Note, dated February 28, 2012, issued by SunPower Corporation to Total Gas & Power USA, SAS (incorporated by reference to Exhibit 10.98 to the Registrant's Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 29, 2012).

10.11
Form of Terms Agreement, between SunPower Corporation and Total Gas & Power USA, SAS (incorporated by reference to Exhibit 10.99 to the Registrant's Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 29, 2012).

10.12*^	SunPower Corporation Executive Quarterly Key Initiative Bonus Plan (amended and restated March 19, 2012).
10.13*	Amendment No. 6 to Ingot Supply Agreement, dated March 13, 2012, by and between SunPower Corporation and Woongjin Energy Co., Ltd.
31.1*	Certification by Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a).
31.2*	Certification by Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a).
32.1*	Certification Furnished Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*+	XBRL Instance Document.
101.SCH*+	XBRL Taxonomy Schema Document.
101.CAL*+	XBRL Taxonomy Calculation Linkbase Document.
101.LAB*+	XBRL Taxonomy Label Linkbase Document.
101.PRE*+	XBRL Taxonomy Presentation Linkbase Document.
101.DEF*+	XBRL Taxonomy Definition Linkbase Document.

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

SUNPOWER CORPORATION

Dated: May 8, 2012	By:	/s/ CHARLES D. BOYNTON

Charles D. Boynton
Executive Vice President and
Chief Financial Officer

Index to Exhibits

Exhibit Number	Description
10.12*^	SunPower Corporation Executive Quarterly Key Initiative Bonus Plan (amended and restated March 19, 2012).
10.13*	Amendment No. 6 to Ingot Supply Agreement, dated March 13, 2012, by and between SunPower Corporation and Woongjin Energy Co., Ltd.
31.1*	Certification by Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a).
31.2*	Certification by Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a).
32.1*	Certification Furnished Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*+	XBRL Instance Document.
101.SCH*+	XBRL Taxonomy Schema Document.
101.CAL*+	XBRL Taxonomy Calculation Linkbase Document.
101.LAB*+	XBRL Taxonomy Label Linkbase Document.
101.PRE*+	XBRL Taxonomy Presentation Linkbase Document.
101.DEF*+	XBRL Taxonomy Definition Linkbase Document.

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