Form 10-K/A
period 2012-01-01
SUNPOWER CORP
filed 2012-06-29
CIK 867773

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
The total number of outstanding shares of the registrant's common stock as of February 24, 2012 was 117,362,249.

DOCUMENTS INCORPORATED BY REFERENCE

Parts of the registrant's definitive proxy statement for the registrant's 2012 annual meeting of stockholders are incorporated by reference in Items 10, 11, 12, 13 and 14 of Part III of this Annual Report on Form 10-K.

EXPLANATORY NOTE

This Amendment No. 1 to Form 10-K (this “Amendment”) amends the Annual Report on Form 10-K for the fiscal year ended January 1, 2012, originally filed on February 29, 2012 (the “Original 10-K”), of SunPower Corporation (the “Company” or “we”). We are filing this Amendment to amend Item 15 of the Original 10-K to include the separate financial statements of Woongjin Energy Co., Ltd. (“Woongjin Energy”) for its fiscal year ended December 31, 2011 as required by Regulation S-X Rule 3-09 (the “Rule 3-09 financial statements”). The Rule 3-09 financial statements were prepared and provided to the Company by Woongjin Energy.

This Amendment is being filed solely to include the Rule 3-09 financial statements of Woongjin Energy as provided in exhibit 99.1 attached hereto. In addition, in connection with the filing of this Amendment and pursuant to Rule 12b-15 of the Securities Exchange Act of 1934, as amended, the currently dated certifications from our President and Chief Executive Officer, who is our principal executive officer, and our Executive Vice President and Chief Financial Officer, who is our principal financial officer, are attached as exhibits hereto.

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

SUNPOWER CORPORATION

Date: June 28, 2012	By:	/S/ CHARLES D. BOYNTON
	Name:	Charles D. Boynton
	Title:	Executive Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ THOMAS H. WERNER	President, Chief Executive Officer and Director	June 28, 2012
Thomas H. Werner	(Principal Executive Officer)

/S/ CHARLES D. BOYNTON	Executive Vice President and Chief Financial Officer	June 28, 2012
Charles D. Boynton	(Principal Financial Officer)

/S/ ERIC BRANDERIZ	Vice President, Corporate Controller and Principal Accounting Officer	June 28, 2012
Eric Branderiz	(Principal Accounting Officer)

*	Director	June 28, 2012
Betsy S. Atkins

*	Director	June 28, 2012
Arnaud Chaperon

*	Director	June 28, 2012
Bernard Clement

*	Director	June 28, 2012
Denis Giorno

*	Director	June 28, 2012
Thomas R. McDaniel

*	Director	June 28, 2012
Jerome Schmitt

*	Director	June 28, 2012
Humbert de Wendel

*	Director	June 28, 2012
Patrick Wood III

*By:  /S/ ERIC BRANDERIZ
Eric Branderiz
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