Form 10-Q
period 2012-07-01
SUNPOWER CORP
filed 2012-08-09
CIK 867773

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 1, 2012
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

The total number of outstanding shares of the registrant’s common stock as of August 3, 2012 was 118,881,154.

d

SunPower Corporation

PART I. FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

SunPower Corporation
Condensed Consolidated Balance Sheets
(In thousands, except share data)
(unaudited)

	July 1, 2012	January 1, 2012 (1)
Assets
Current assets:
Cash and cash equivalents	$366,250	$725,618
Restricted cash and cash equivalents, current portion	9,596	52,279
Accounts receivable, net	272,972	438,633
Costs and estimated earnings in excess of billings	68,590	54,854
Inventories	449,950	445,501
Advances to suppliers, current portion	73,756	43,143
Project assets - plants and land, current portion	82,929	24,243
Prepaid expenses and other current assets (2)	596,258	502,879
Total current assets	1,920,301	2,287,150

Restricted cash and cash equivalents, net of current portion	18,338	27,276
Restricted long-term marketable securities	9,383	9,145
Property, plant and equipment, net	650,280	628,769
Project assets - plants and land, net of current portion	15,623	34,614
Goodwill	46,879	47,077
Other intangible assets, net	17,423	23,900
Advances to suppliers, net of current portion	272,086	284,378
Other long-term assets (2)	235,169	176,821
Total assets	$3,185,482	$3,519,130

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable (2)	$416,187	$441,655
Accrued liabilities	166,842	249,404
Billings in excess of costs and estimated earnings	145,661	170,828
Short-term debt	20,767	2,122
Convertible debt, current portion	—	196,710
Customer advances, current portion (2)	29,427	48,073
Total current liabilities	778,884	1,108,792

Long-term debt	383,585	364,273
Convertible debt, net of current portion	430,633	423,268
Customer advances, net of current portion (2)	204,687	181,946
Other long-term liabilities	225,636	166,126
Total liabilities	2,023,425	2,244,405
Commitments and contingencies (Note 8)
Stockholders' equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; none issued and outstanding as of both July 1, 2012 and January 1, 2012	—	—
Common stock, $0.001 par value, 367,500,000 shares authorized; 122,843,742 shares issued, and 118,878,064 outstanding as of July 1, 2012; 101,851,290 shares issued, and 100,475,533 shares outstanding as of January 1, 2012	119	100
Additional paid-in capital	1,905,742	1,845,964
Accumulated deficit	(708,775)	(550,064)
Accumulated other comprehensive income	(1,409)	7,142
Treasury stock, at cost; 3,965,678 shares of common stock as of July 1, 2012; 1,375,757 shares of common stock as of January 1, 2012	(33,620)	(28,417)
Total stockholders' equity	1,162,057	1,274,725
Total liabilities and stockholders' equity	$3,185,482	$3,519,130

(1)	As adjusted to reflect the balances of Tenesol S.A. ("Tenesol") beginning October 10, 2011, as required under the accounting guidelines for a transfer of an entity under common control (see Note 3).

(2)
Company has related party balances in connection with transactions made with its joint ventures which are recorded within the "Prepaid expenses and other current assets," "Other long-term assets," "Accounts payable," "Customer advance, current portion," and "Customer advances, net of current portion" financial statement line items in the Condensed Consolidated Balance Sheets (see Note 5, Note 8, and Note 9).

The accompanying notes are an integral part of these condensed consolidated financial statements.

SunPower Corporation
Condensed Consolidated Statements of Operations
(In thousands, except per share data)
(unaudited)

	Three Months Ended		Six Months Ended
	July 1, 2012	July 3, 2011	July 1, 2012	July 3, 2011

Revenue	$595,897	$592,255	$1,090,028	$1,043,673
Cost of revenue	522,397	572,961	971,280	935,857
Gross margin	73,500	19,294	118,748	107,816
Operating expenses:
Research and development	14,104	15,255	30,830	28,901
Sales, general and administrative	62,480	90,856	138,674	167,035
Restructuring charges	47,599	13,308	50,645	13,308
Total operating expenses	124,183	119,419	220,149	209,244
Operating loss	(50,683)	(100,125)	(101,401)	(101,428)
Other income (expense), net:
Interest income	326	488	668	1,231
Interest expense	(19,400)	(16,059)	(38,101)	(31,318)
Gain on change in equity interest in unconsolidated investee	—	322	—	322
Gain (loss) on mark-to-market derivatives	(9)	(97)	4	(141)
Other, net	(4,897)	(9,527)	(5,582)	(18,734)
Other expense, net	(23,980)	(24,873)	(43,011)	(48,640)
Loss before income taxes and equity in earnings (loss) of unconsolidated investees	(74,663)	(124,998)	(144,412)	(150,068)
Provision for income taxes	(10,593)	(22,702)	(11,949)	(6,886)
Equity in earnings (loss) of unconsolidated investees	1,075	(172)	(2,350)	6,961
Net loss	$(84,181)	$(147,872)	$(158,711)	$(149,993)

Net loss per share of common stock:
Basic and diluted	$(0.71)	$(1.51)	$(1.38)	$(1.55)
Weighted-average shares:
Basic and diluted	118,486	97,656	115,136	97,054

The accompanying notes are an integral part of these condensed consolidated financial statements.

SunPower Corporation
Condensed Consolidated Statements of Comprehensive Loss
(In thousands)
(unaudited)

	Three Months Ended		Six Months Ended
(In thousands)	July 1, 2012	July 3, 2011	July 1, 2012	July 3, 2011
Net loss	$(84,181)	$(147,872)	$(158,711)	$(149,993)
Components of comprehensive loss:
Translation adjustment	(7,948)	(954)	(1,950)	(1,144)
Net unrealized gain (loss) on derivatives (Note 11)	(2,377)	54	(8,127)	(40,995)
Unrealized loss on investments	—	(355)	—	—
Income taxes	446	(8)	1,526	7,734
Net change in accumulated other comprehensive loss	(9,879)	(1,263)	(8,551)	(34,405)
Total comprehensive loss	$(94,060)	$(149,135)	$(167,262)	$(184,398)

The accompanying notes are an integral part of these condensed consolidated financial statements.

SunPower Corporation
Condensed Consolidated Statements of Cash Flows
(In thousands)
(unaudited)

	Six Months Ended
	July 1, 2012	July 3, 2011
Cash flows from operating activities:
Net loss	$(158,711)	$(149,993)
Adjustments to reconcile net income to net cash used in operating activities:
Stock-based compensation	23,908	25,980
Depreciation	58,362	53,664
Loss on retirement of property, plant and equipment	45,409	—
Amortization of other intangible assets	5,477	13,932
Loss on sale of investments	—	191
Loss (gain) on mark-to-market derivatives	(4)	141
Non-cash interest expense	15,346	14,332
Amortization of debt issuance costs	1,880	2,734
Amortization of promissory notes	—	3,352
Gain on change in equity interest in unconsolidated investee	—	(322)
Third-party inventories write-down	8,869	16,399
Project assets write-down related to change in European government incentives	—	16,053
Equity in (earnings) loss of unconsolidated investees	2,350	(6,961)
Deferred income taxes and other tax liabilities	2,663	(2,084)
Changes in operating assets and liabilities, net of effect of acquisition:
Accounts receivable	156,973	3,109
Costs and estimated earnings in excess of billings	(13,736)	(47,114)
Inventories	(13,090)	(102,997)
Project assets	(39,246)	(83,842)
Prepaid expenses and other assets	(177,857)	(9,328)
Advances to suppliers	(18,320)	(17,470)
Accounts payable and other accrued liabilities	(60,429)	(16)
Billings in excess of costs and estimated earnings	(25,167)	(2,480)
Customer advances	4,095	(7,812)
Net cash used in operating activities	(181,228)	(280,532)
Cash flows from investing activities:
Decrease in restricted cash and cash equivalents	51,621	30,693
Purchase of property, plant and equipment	(62,644)	(68,164)
Proceeds from sale of equipment to third-party	419	499
Proceeds from sales or maturities of available-for-sale securities	—	43,759
Cash received for sale of investment in joint ventures	17,403	—
Cash paid for investments in unconsolidated investees	(10,000)	(50,000)
Net cash used in investing activities	(3,201)	(43,213)
Cash flows from financing activities:
Proceeds from issuance of bank loans, net of issuance costs	125,000	189,221
Proceeds from issuance of project loans, net of issuance costs	13,787	—
Proceeds from residential lease financing	8,247	—
Repayment of bank loans and other debt	(101,132)	(226,136)
Cash paid for repurchase of convertible debt	(198,608)	—
Proceeds from private offering of common stock, net of issuance costs	163,681	—
Cash distributions to Parent in connection with the transfer of entities under common control	(178,290)	—
Proceeds from exercise of stock options	34	3,926
Purchases of stock for tax withholding obligations on vested restricted stock	(5,204)	(9,396)
Net cash used in financing activities	(172,485)	(42,385)
Effect of exchange rate changes on cash and cash equivalents	(2,454)	6,500
Net decrease in cash and cash equivalents	(359,368)	(359,630)
Cash and cash equivalents at beginning of period	725,618	605,420
Cash and cash equivalents, end of period	$366,250	$245,790

Non-cash transactions:
Assignment of residential lease receivables to a third party financial institution	$2,523	$—
Property, plant and equipment acquisitions funded by liabilities	12,124	6,494
Non-cash interest expense capitalized and added to the cost of qualified assets	750	1,294
Issuance of warrants in connection with the Liquidity Support Agreement	50,327	—

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

Fiscal Years

The Company reports on a fiscal-year basis and ends its quarters on the Sunday closest to the end of the applicable calendar quarter, except in a 53-week fiscal year, in which case the additional week falls into the fourth quarter of that fiscal year. Both fiscal 2012 and 2011 consist of 52 weeks. The second quarter of fiscal 2012 ended on July 1, 2012, while the second quarter in fiscal 2011 ended on July 3, 2011.

Management Estimates

The preparation of the condensed consolidated financial statements in conformity with U.S. generally accepted accounting principles ("U.S. GAAP") requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Significant estimates in these condensed consolidated financial statements include percentage-of-completion for construction projects, allowances for doubtful accounts receivable and sales returns, inventory and project asset write-downs, stock-based compensation, estimates for future cash flows and economic useful lives of property, plant and equipment, goodwill, valuations for business combinations, other intangible assets and other long-term assets, asset impairments, fair value of financial instruments, certain accrued liabilities including accrued warranty, restructuring, and termination of supply contracts reserves, valuation of debt without the conversion feature, valuation of share lending arrangements, income taxes, and tax valuation allowances. Actual results could materially differ from those estimates.

Summary of Significant Accounting Policies

In May 2011, the Financial Accounting Standards Board ("FASB") amended its fair value principles and disclosure requirements. The amended fair value guidance states that the concepts of highest and best use and valuation premise are only relevant when measuring the fair value of nonfinancial assets and prohibits the grouping of financial instruments for purposes of determining their fair values when the unit of account is specified in other guidance. The amendment became effective for the Company on January 2, 2012 and did not have a material impact on its financial statements.

In June 2011, the FASB amended its disclosure guidance related to the presentation of comprehensive income. This amendment eliminates the option to report other comprehensive income and its components in the statement of changes in equity and requires presentation and reclassification adjustments on the face of the income statement. In December, 2011, the FASB further amended its guidance to defer changes related to the presentation of reclassification adjustments indefinitely as a result of concerns raised by stakeholders that the new presentation requirements would be difficult for preparers and add unnecessary complexity to financial statements. The amendment (other than the portion regarding the presentation of reclassification adjustments which, as noted above, has been deferred indefinitely) became effective for the Company on January 2, 2012 and did not have any impact on its financial position, however, the Company now reports other comprehensive income and its components in a separate statement of comprehensive income for all presented periods.

In September 2011, the FASB amended its goodwill guidance by providing entities an option to use a qualitative approach to test goodwill for impairment. An entity will be able to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If it is concluded that this is the case, it is necessary to perform the currently prescribed two step goodwill impairment test. Otherwise, the two-step goodwill impairment test is not required. The amendment became effective for the Company on January 2, 2012 and did not have a material impact on its financial statements.

There have been no significant changes in the Company's significant accounting policies for the three and six months ended July 1, 2012, as compared to the significant accounting policies described in the Annual Report on Form 10-K for the fiscal year ended January 1, 2012 ("2011 Form 10-K"). Further, there has been no issued accounting guidance not yet adopted by the Company that it believes is material, or is potentially material to its condensed consolidated financial statements.

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

In consideration for the commitments of Total S.A., under the Credit Support Agreement, the Company is required to pay Total S.A. a guarantee fee for each letter of credit that is the subject of a Guaranty and was outstanding for all or part of the preceding calendar quarter. The Company is also required to reimburse Total S.A. for payments made under any Guaranty and certain expenses of Total S.A., plus interest on both. In the three and six months ended July 1, 2012, the Company incurred guaranty fees of $1.8 million and $3.6 million, respectively, to Total S.A.

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

Affiliation Agreement

In connection with the Tender Offer, the Company and Total entered into an Affiliation Agreement that governs the relationship between Total and the Company following the close of the Tender Offer (the "Affiliation Agreement"). Until the expiration of a standstill period (the "Standstill Period"), Total, Total S.A., any of their respective affiliates and certain other related parties (the "Total Group") may not effect, seek, or enter into discussions with any third-party regarding any transaction that would result in the Total Group beneficially owning shares of the Company in excess of certain thresholds, or request the Company or the Company's independent directors, officers or employees, to amend or waive any of the standstill restrictions applicable to the Total Group. The standstill provisions of the Affiliation Agreement do not apply to securities issued in connection with the Liquidity Support Arrangement described below.

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

In accordance with the terms of the Affiliation Agreement, on July 1, 2011, the Company's Board of Directors expanded the size of the Board of Directors to eleven members and elected six nominees from Total as directors, following which the Board of Directors was composed of the Chief Executive Officer of the Company (who also serves as the chairman of the Company's Board of Directors), four existing non-Total designated members of the Company's Board of Directors, and six directors designated by Total. Directors designated by Total also serve on certain committees of the Company's Board of Directors. On the first anniversary of the consummation of the Tender Offer on June 21, 2012, the size of the Company's Board of Directors was reduced to nine members and one non-Total designated director and one director designated by Total resigned from the Company's Board of Directors. If the Total Group's ownership percentage of Company common stock declines, the number of members of the Company's Board of Directors that Total is entitled to nominate to the Company's Board of Directors will be reduced as set forth in the Affiliation Agreement.

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

By-laws Amendment

On June 14, 2011, the Board of Directors approved the amendment of the Company's By-laws (the "By-laws"). The changes are required under the Affiliation Agreement. The amendments: (i) allow any member of the Total Group to call a meeting of stockholders for the sole purpose of considering and voting on a proposal to effect a Terra Merger (as defined in the Affiliation Agreement) or a Transferee Merger (as defined in the Affiliation Agreement); (ii) provide that the number of directors of the Board shall be determined from time to time by resolution adopted by the affirmative vote of a majority of the entire Board at any regular or special meeting; (iii) require, prior to the termination of the Affiliation Agreement, a majority of independent directors' approval to amend the By-laws so long as Total, together with Total S.A.'s subsidiaries collectively own at least 30% of the voting securities of the Company as well as require, prior to the termination of the Affiliation Agreement, Total's written consent during the Terra Stockholder Approval Period (as defined in the Affiliation Agreement) to amend the By-laws; and (iv) make certain other conforming changes to the By-laws. In addition, in November 2011, the By-laws were amended to remove restrictions prohibiting stockholder consents in writing.

Liquidity Support Agreement with Total S.A.

The Company is party to an agreement with a customer to construct the California Valley Solar Ranch, a solar park. Part of the debt financing necessary for the customer to pay for the construction of this solar park is being provided by Federal Financing Bank in reliance on a guarantee of repayment provided by the Department of Energy (the "DOE") under a loan guarantee program. On February 28, 2012, the Company entered into a Liquidity Support Agreement with Total S.A. and the DOE, and a series of related agreements with Total S.A. and Total, under which Total S.A. has agreed to provide the Company, or cause to be provided, additional liquidity under certain circumstances to a maximum amount of $600.0 million ("Liquidity Support Facility"). Total S.A. is required to provide liquidity support to the Company under the facility, and the Company is required to accept such liquidity support from Total S.A., if either the Company's actual or projected unrestricted cash, cash equivalents, and unused borrowing capacity are reduced below $100.0 million, or the Company fails to satisfy any financial covenant under its indebtedness. In either such event, subject to a $600.0 million aggregate limit, Total S.A. is required to provide the Company with sufficient liquidity support to increase the amount of its unrestricted cash, cash equivalents and unused borrowing capacity to above $100.0 million, and to restore compliance with its financial covenants. The Liquidity Support Facility is available until the completion of the solar park, expected to be operational in 2013 and completed before the end of fiscal 2014, and, under certain conditions, up to December 31, 2016, at which time all outstanding guarantees will expire and all outstanding debt under the facility will become due. The use of the Liquidity Support Facility is not limited to direct obligations related to the solar park, and is available for general corporate purposes, but the Company has agreed to conduct its operations, and use any proceeds from such facility in ways, that minimize the likelihood of Total S.A. being required to provide further support. In connection with the Liquidity Support Agreement, the Company also entered into a Compensation and Funding Agreement with Total S.A., and a Private Placement Agreement and a Revolving Credit and Convertible Loan Agreement with Total, which implement the terms of the Liquidity Support Agreement and Compensation Funding Agreement.

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

During the term of the Compensation and Funding Agreement, the Company will make certain cash payments to Total S.A. within 30 days after the end of each calendar quarter during for the term of the agreement as follow: (i) quarterly payment of a commitment fee in an amount equal to 0.25% of the unused portion of the $600.0 million Liquidity Support Facility as of the end of such quarter; and (ii) quarterly payment of a guarantee fee in an amount equal to 2.75% per annum of the average amount of the Company's indebtedness that is guaranteed by Total S.A. pursuant to any guaranty issued in accordance with the terms of the Compensation and Funding Agreement during such quarter. Any payment obligations of the Company to Total S.A. under the Compensation and Funding Agreement that are not paid when due shall accrue interest until paid in full at a rate equal to 6-month U.S. LIBOR as in effect from time to time plus 5.00% per annum. In the three and six months ended July 1, 2012, the Company incurred commitment fees of $1.5 million and $2.1 million, respectively, to Total S.A.

The Liquidity Support Agreement, the Compensation and Funding Agreement, the Private Placement Agreement, and the Revolving Credit and Convertible Loan Agreement are further described in the fiscal 2011 Form 10-K.

Note 3. TRANSFER OF ENTITIES UNDER COMMON CONTROL

Tenesol

On January 31, 2012, the Company completed its acquisition of Tenesol, a global solar provider headquartered in La Tour de Salvagny, France, and formerly wholly-owned subsidiary of Total, for $165.4 million in cash in exchange for 100% of the equity of Tenesol from Total pursuant to a stock purchase agreement entered into on December 23, 2011. Tenesol is engaged in the business of devising, designing, manufacturing, installing, and managing solar power production and consumption systems for farms, industrial and service sector buildings, solar power plants and private homes.

As Tenesol and the Company were under the common control of Total as of the January 31, 2012 acquisition date, the acquisition is treated as a transfer of an entity under common control and represents a change in the reporting entity. As a result, the Company has retrospectively adjusted its historical financial statements to reflect the transfer beginning on October 10, 2011, the first date in which Total had common control of both the Company and Tenesol, and to include the results of operations in the Company's Condensed Consolidated Statement of Operations since October 10, 2011. The Company recorded the transfer of Tenesol's assets and liabilities at their historical carrying value in Total's financial statements in accordance with U.S. GAAP, and the net assets transferred were recorded as an equity contribution from Total to the Company as of October 10, 2011. The subsequent cash payment on January 31, 2012 as described above was treated as a cash distribution to Total. In addition, a transaction between Total and Tenesol on January 23, 2012 resulted in an additional equity contribution from Total to the Company in the fiscal quarter ending January 1, 2012, and an additional cash distribution to Total totaling $12.9 million in the fiscal quarter ending April 1, 2012.

The Condensed Consolidated Balance Sheets and Condensed Consolidated Statements of Operations of the Company as of and for the twelve months ended January 1, 2012 as reported previously and as adjusted in this report are as follows:

	As of
	January 1, 2012
	As Adjusted for the Change in Reporting Entity	As Previously Reported in the 2011 Annual Report on Form 10-K
Assets
Current assets:
Cash and cash equivalents	$725,618	$657,934
Restricted cash and cash equivalents, current portion	52,279	52,279
Accounts receivable, net	438,633	390,262
Costs and estimated earnings in excess of billings	54,854	54,854
Inventories	445,501	397,262
Advances to suppliers, current portion	43,143	43,143
Project assets - plants and land, current portion	24,243	24,243
Prepaid expenses and other current assets	502,879	482,691
Total current assets	2,287,150	2,102,668

Restricted cash and cash equivalents, net of current portion	27,276	27,276
Restricted long-term marketable securities	9,145	9,145
Property, plant and equipment, net	628,769	607,456
Project assets - plants and land, net of current portion	34,614	34,614
Goodwill	47,077	35,990
Other intangible assets, net	23,900	4,848
Advances to suppliers, net of current portion	284,378	278,996
Other long-term assets	176,821	174,204
Total assets	$3,519,130	$3,275,197

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$441,655	$416,615
Accrued liabilities	249,404	234,688
Billings in excess of costs and estimated earnings	170,828	170,828
Short-term debt	2,122	—
Convertible debt, current portion	196,710	196,710
Customer advances, current portion	48,073	46,139
Total current liabilities	1,108,792	1,064,980

Long-term debt	364,273	355,000
Convertible debt, net of current portion	423,268	423,268
Customer advances, net of current portion	181,946	181,947
Other long-term liabilities	166,126	152,492
Total liabilities	2,244,405	2,177,687
Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; none issued and outstanding as of January 1, 2012	—	—
Common stock, $0.001 par value, 367,500,000 shares authorized; 101,851,290 shares issued, and 100,475,533 shares outstanding as of January 1, 2012	100	100
Additional paid-in capital	1,845,964	1,657,474
Accumulated deficit	(550,064)	(540,187)
Accumulated other comprehensive income	7,142	8,540
Treasury stock, at cost; 1,375,757 shares of common stock as of January 1, 2012	(28,417)	(28,417)
Total stockholders' equity	1,274,725	1,097,510
Total liabilities and stockholders' equity	$3,519,130	$3,275,197

	Year Ended
	January 1, 2012
	As Adjusted for the Change in Reporting Entity	As Previously Reported in the 2011 Annual Report on Form 10-K

Revenue	$2,374,376	$2,312,494
Cost of revenue	2,148,157	2,084,290
Gross margin	226,219	228,204
Operating expenses:
Research and development	57,775	57,775
Sales, general and administrative	331,380	319,719
Goodwill impairment	309,457	309,457
Other intangible asset impairment	40,301	40,301
Restructuring charges	21,403	21,403
Total operating expenses	760,316	748,655
Operating loss	(534,098)	(520,451)
Other expense, net:
Interest income	2,337	2,054
Interest expense	(67,253)	(67,022)
Gain on change in equity interest in unconsolidated investee	322	322
Gain on sale of equity interest in unconsolidated investee	5,937	5,937
Gain on mark-to-market derivatives	343	343
Other, net	(10,120)	(8,946)
Other expense, net	(68,434)	(67,312)
Loss before income taxes and equity in earnings of unconsolidated investees	(602,532)	(587,763)
Provision for income taxes	(17,208)	(22,099)
Equity in losses of unconsolidated investees	6,003	6,003
Net loss	$(613,737)	$(603,859)

Net loss per share of common stock:
Basic and diluted	$(6.28)	$(6.18)
Weighted-average shares:
Basic and diluted	97,724	97,724

Note 4. GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

The following table presents the changes in the carrying amount of goodwill under the Company's reportable business segments:

(In thousands)	Americas	EMEA	APAC	Total
As of January 1, 2012 (1)	$35,990	$11,087	$—	$47,077
Translation adjustment	—	(198)	—	(198)
As of July 1, 2012	$35,990	$10,889	$—	$46,879

(1)	As adjusted to reflect the balances of Tenesol beginning October 10, 2011, as required under the accounting guidelines for a transfer of an entity under common control (see Note 3).

Intangible Assets

The following tables present details of the Company's acquired other intangible assets:

(In thousands)	Gross	Accumulated Amortization	Net
As of July 1, 2012
Patents, trade names and purchased technology	$52,937	$(51,034)	$1,903
Purchased in-process research and development	1,000	(278)	722
Customer relationships and other	44,794	(29,996)	14,798
	$98,731	$(81,308)	$17,423

As of January 1, 2012 (1)
Patents, trade names and purchased technology	$52,992	$(50,280)	$2,712
Purchased in-process research and development	1,000	(195)	805
Customer relationships and other	45,910	(25,527)	20,383
	$99,902	$(76,002)	$23,900

(1)	As adjusted to reflect the balances of Tenesol beginning October 10, 2011, as required under the accounting guidelines for a transfer of an entity under common control (see Note 3).

As of July 1, 2012, the estimated future amortization expense related to other intangible assets is as follows:

(In thousands)	Amount
Year
2012 (remaining six months)	$5,032
2013	5,327
2014	3,890
2015	2,978
2016	196
$17,423

Note 5. BALANCE SHEET COMPONENTS

	As of
(In thousands)	July 1, 2012	January 1, 2012
Accounts receivable, net:
Accounts receivable, gross	$296,934	$468,320
Less: allowance for doubtful accounts	(20,052)	(21,039)
Less: allowance for sales returns	(3,910)	(8,648)
	$272,972	$438,633

Inventories:
Raw materials	$77,000	$78,050
Work-in-process	105,271	79,397
Finished goods	267,679	288,054
	$449,950	$445,501

Prepaid expenses and other current assets:
VAT receivables, current portion	$98,096	$68,993
Foreign currency derivatives	13,095	34,422
Income tax receivable	3,647	19,541
Deferred project costs	324,378	183,789
Other current assets	24,985	20,006
Other receivables (1)	98,258	146,135
Other prepaid expenses	33,799	29,993
	$596,258	$502,879

(1)
Includes tolling agreements with suppliers in which the Company provides polysilicon required for silicon ingot manufacturing and procures the manufactured silicon ingots from the suppliers (see Notes 8 and 9).

Project assets - plants and land:
Project assets — plants	$61,850	$31,469
Project assets — land	36,702	27,388
	$98,552	$58,857
Project assets - plants and land, current portion	$82,929	$24,243
Project assets - plants and land, net of current portion	$15,623	$34,614

Property, plant and equipment, net:
Land and buildings	$18,979	$13,912
Leasehold improvements	219,882	244,913
Manufacturing equipment (2)	557,770	625,019
Computer equipment	73,010	69,694
Solar power systems	97,274	18,631
Furniture and fixtures	7,270	7,172
Construction-in-process	39,843	46,762
	1,014,028	1,026,103
Less: accumulated depreciation (3)	(363,748)	(397,334)
	$650,280	$628,769

(2)
The Company's mortgage loan agreement with International Finance Corporation ("IFC") is collateralized by certain manufacturing equipment with a net book value of $176.9 million and $196.6 million as of July 1, 2012 and January 1, 2012, respectively. The Company also provided security for advance payments received from a third party in fiscal 2008 in the form of collateralized manufacturing equipment with a net book value of $18.6 million and $21.1 million as of July 1, 2012 and January 1, 2012, respectively.

(3)
Total depreciation expense was $29.3 million and $58.4 million for the three and six months ended July 1, 2012, respectively and $28.0 million and $53.7 million for the three and six months ended July 3, 2011, respectively.

	As of
(In thousands)	July 1, 2012	January 1, 2012
Property, plant and equipment, net by geography (4):
Philippines	$410,099	$490,074
United States	176,208	93,436
Mexico	32,065	21,686
Europe	29,440	20,830
Other	2,468	2,743
	$650,280	$628,769

(4)	Property, plant and equipment, net are based on the physical location of the assets.

The below table presents the cash and non-cash interest expense capitalized to property, plant and equipment and project assets during the three and six months ended July 1, 2012 and July 3, 2011, respectively.

	Three Months Ended		Six Months Ended
(In thousands)	July 1, 2012	July 3, 2011	July 1, 2012	July 3, 2011
Interest expense:
Interest cost incurred	$(20,356)	$(17,652)	$(39,987)	$(34,103)
Cash interest cost capitalized - property, plant and equipment	299	555	587	885
Non-cash interest cost capitalized - property, plant and equipment	169	472	302	721
Cash interest cost capitalized - project assets - plant and land	271	242	549	606
Non-cash interest cost capitalized - project assets - plant and land	217	324	448	573
Interest expense	$(19,400)	$(16,059)	$(38,101)	$(31,318)

	As of
(In thousands)	July 1, 2012	January 1, 2012
Other long-term assets:
Investments in joint ventures	$106,702	$129,929
Bond hedge derivative	2,467	840
Investments in non-public companies	14,918	4,918
VAT receivables, net of current portion	—	6,020
Long-term debt issuance costs	54,846	10,734
Other	56,236	24,380
	$235,169	$176,821

	As of
(In thousands)	July 1, 2012	January 1, 2012
Accrued liabilities:
VAT payables	$4,344	$47,034
Foreign currency derivatives	2,770	14,935
Short-term warranty reserves	12,085	15,034
Interest payable	8,406	7,288
Deferred revenue	14,514	48,115
Employee compensation and employee benefits	31,670	35,375
Other	93,053	81,623
	$166,842	$249,404

Other long-term liabilities:
Embedded conversion option derivatives	$2,467	$844
Long-term warranty reserves	92,354	79,289
Unrecognized tax benefits	32,043	29,256
Other	98,772	56,737
	$225,636	$166,126

Accumulated other comprehensive income (loss):
Cumulative translation adjustment	$(3,310)	$(1,360)
Net unrealized gain on derivatives	2,346	10,473
Deferred taxes	(445)	(1,971)
	$(1,409)	$7,142

Note 6. INVESTMENTS

Fair value is estimated by applying the following hierarchy, which prioritizes the inputs used to measure fair value into three levels and bases the categorization within the hierarchy upon the lowest level of input that is available and significant to the fair value measurement (observable inputs are the preferred basis of valuation):

•	Level 1 — Quoted prices in active markets for identical assets or liabilities.

•	Level 2 — Measurements are inputs that are observable for assets or liabilities, either directly or indirectly, other than quoted prices included within Level 1.

•	Level 3 — Prices or valuations that require management inputs that are both significant to the fair value measurement and unobservable.

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

Money Market Funds

All of the Company's money market fund instruments are classified as available-for-sale and within Level 1 of the fair value hierarchy because they are valued using quoted prices for identical instruments in active markets. As of July 1, 2012 and January 1, 2012, the Company's investments in money market funds totaled $165.0 million and $187.5 million, respectively, and are classified as "Cash and cash equivalents" on the Company's Condensed Consolidated Balance Sheets. There were no transfers between Level 1, Level 2, and Level 3 measurements during the three and six months ended July 1, 2012 and July 3, 2011.

Debt Securities

Investments in debt securities classified as held-to-maturity as of July 1, 2012 and January 1, 2012, consist of Philippine government bonds purchased in the third quarter of fiscal 2011 which are maintained as collateral for present and future business transactions within the country. These bonds have maturity dates of up to 5 years with a carrying value of $9.4 million as of July 1, 2012 and $9.1 million as of January 1, 2012, which are classified as "Restricted long-term marketable securities" on the Company's Condensed Consolidated Balance Sheets. The Company records such held-to-maturity investments at amortized cost based on its ability and intent to hold the securities until maturity. The Company monitors for changes in circumstances and events which would impact its ability and intent to hold such securities until the recorded amortized cost is recovered. The Company incurred no other-than-temporary impairment loss in the three and six months ended July 1, 2012.

Minority Investments in Joint Ventures and Other Non-Public Companies

The Company holds minority investments in joint ventures and other non-public companies comprised of convertible promissory notes, common and preferred stock. The Company monitors these minority investments for impairment, which are included in "Other long-term assets" in its Condensed Consolidated Balance Sheets, and records reductions in the carrying values when necessary. Circumstances that indicate an other-than-temporary decline include the valuation ascribed to the issuing company in subsequent financing rounds, decreases in quoted market prices, and declines in operations of the issuer. As of July 1, 2012 and January 1, 2012, the Company had $106.7 million and $129.9 million, respectively, in investments in joint ventures accounted for under the equity method and $14.9 million and $4.9 million, respectively, in investments accounted for under the cost method (see Note 9).

Note 7. RESTRUCTURING

April 2012 Restructuring Plan

As a result of the Company's continued cost reduction progress at its Fab 2 and its joint venture Fab 3 manufacturing facilities, on April 13, 2012, the Company's Board of Directors approved a restructuring plan (the "April 2012 Plan") to consolidate the Company's Philippine manufacturing operations into Fab 2 and begin repurposing Fab 1 in the second quarter of 2012. The Company expects to recognize restructuring charges up to $69.0 million, related to all segments, in the twelve months following the approval and implementation of the April 2012 Plan. Total restructuring charges are expected to primarily be composed of non-cash charges of up to $54.0 million, and other cash-based associated costs of up to $15.0 million, for the closure of Fab 1.

Restructuring charges recognized in connection with the April 2012 Plan during both the three and six months ended July 1, 2012 in the Company's Condensed Consolidated Statements of Operations totaled $44.6 million, which consisted of $43.4 million of non-cash impairment charges and $1.2 million of other cash-based charges primarily associated with the decommissioning of Fab 1 assets. As of July 1, 2012, $0.3 million associated with the April 2012 Plan was recorded in "Accrued liabilities" on the Company's Condensed Consolidated Balance Sheet.

December 2011 Restructuring Plan

To accelerate operating cost reduction and improve overall operating efficiency, in December 2011, the Company implemented a company-wide restructuring program (the "December 2011 Plan"). The December 2011 Plan eliminated approximately 2% of the Company's global workforce. The Company expects to recognize restructuring charges up to $17.0 million, related to all segments, in the twelve months following the approval and implementation of the December 2011 Plan. The Company expects greater than 80% of these charges to be cash.

The cumulative amount of restructuring charges recognized in connection with the December 2011 Plan to date totals $13.5 million and consists of $8.9 million of employee severance and benefits and accelerated vesting of previously granted restricted stock units, $4.1 million of lease and related termination costs, and $0.5 million of legal and other related charges. Restructuring charges recognized in connection with the December 2011 Plan during the three and six months ended July 1, 2012 in the Company's Condensed Consolidated Statements of Operations totaled $3.1 million and $6.0 million, respectively, which consisted of $0.6 million and $1.6 million, respectively, of employee severance and benefits, $2.3 million and $4.1 million, respectively, of lease and related termination costs, and $0.2 million and $0.3 million, respectively, of legal and other related charges. As of July 1, 2012, $4.6 million associated with the December 2011 Plan was recorded in "Accrued liabilities" on the Company's Condensed Consolidated Balance Sheet.

June 2011 Restructuring Plan

In response to reductions in European government incentives, which had a significant impact on the global solar market,

on June 13, 2011, the Company's Board of Directors approved a restructuring plan (the "June 2011 Plan") to realign the Company's resources. The June 2011 Plan eliminated approximately 2% of the Company's global workforce, in addition to the consolidation or closure of certain facilities in Europe. Restructuring activities associated with the June 2011 Plan were substantially completed as of July 1, 2012.

The cumulative amount of restructuring charges recognized in connection with to the June 2011 Plan to date totals $14.0 million related to the EMEA Segment and consists of $11.0 million of employee severance, benefits and accelerated vesting of promissory notes, $0.9 million of lease and related termination costs, and $2.0 million of legal and other related charges. In connection with the June 2011 Plan during the three and six months ended July 1, 2012 the Company recognized restructuring charges of zero and $0.1 million, respectively, in the Company's Condensed Consolidated Statements of Operations which consisted of net benefits totaling $0.1 million and $0.2 million, respectively, of employee severance and benefits, net charges of $0.3 million, in both periods respectively, of lease and related termination costs, and net benefits of $0.2 million and zero, respectively, of legal and other related charges. Restructuring charges recognized in connection with the June 2011 Plan during both the three and six months ended July 3, 2011 totaled $13.3 million in the Company's Condensed Consolidated Statements of Operations, which consisted of $12.3 million of employee severance, benefits and accelerated vesting of promissory notes, $0.7 million of lease and related termination costs, and $0.3 million of legal and other related charges.

As of July 1, 2012, $0.8 million associated with the June 2011 Plan was recorded in "Accrued liabilities" on the Company's Condensed Consolidated Balance Sheet.

The following table summarizes the restructuring reserve activity during the six months ended July 1, 2012:

	Six Months Ended
(In thousands)	January 1, 2012	Charges (Benefits)	Payments	July 1, 2012
April 2012 Plan:
Other costs (1) (2)	$—	$1,166	$(878)	$288
December 2011 Plan:
Severance and benefits	3,344	1,615	(4,243)	716
Lease and related termination costs	—	4,073	(270)	3,803
Other costs (2)	24	299	(208)	115
June 2011 Plan:
Severance and benefits (3)	2,204	(160)	(2,044)	—
Lease and related termination costs	688	257	(157)	788
Other costs (2)	64	(11)	(53)	—
Total restructuring liabilities	$6,324	$7,239	$(7,853)	$5,710

(1)
The April 2012 Plan includes non-cash impairment charges of $43.4 million recognized in connection with the April 2012 Plan during the three and six months ended July 1, 2012 are excluded from the above table.

(2)	Other costs primarily represent associated legal services and costs associated with the decommissioning of Fab 1 assets.

(3)
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

Note 8. COMMITMENTS AND CONTINGENCIES

Lease Commitments

The Company leases its corporate headquarters in San Jose, California and its Richmond, California facility under non-cancellable operating leases from unaffiliated third parties. The Company also has various other lease arrangements, including its European headquarters located in Geneva, Switzerland as well as sales and support offices throughout the United States and

Europe. In August 2011, the Company entered into a non-cancellable operating lease agreement for its solar module facility in Mexicali, Mexico from an unaffiliated third party.

In fiscal 2009, the Company signed a commercial project financing agreement with Wells Fargo to fund up to $100 million of commercial-scale solar power system projects through December 31, 2010. On July 16, 2011, the Company and Wells Fargo amended the agreement to extend through June 30, 2012. As of July 1, 2012, the Company leases seven solar power systems from Wells Fargo over minimum lease terms of up to 20 years that it had previously sold to Wells Fargo, of which three of these sales occurred during fiscal 2011. Separately, the Company entered into power purchase agreements ("PPAs") with end customers, who host the leased solar power systems and buy the electricity directly from the Company under PPAs with a duration of up to 20 years. At the end of each lease term, the Company has the option to purchase the systems at fair value or remove the systems. The deferred profit on the sale of the systems to Wells Fargo is recognized over the minimum term of the lease. In the fourth quarter of fiscal 2011, the Company also entered into similar lease arrangements with an unaffiliated third party whereby it leases solar power systems over minimum lease terms of up to 15 years that it previously sold to such third party.

The Company additionally leases certain buildings, machinery and equipment under capital leases for terms up to 12 years. Future minimum obligations under all non-cancellable leases as of July 1, 2012 are as follows:

	Capital Lease	Operating Lease
(In thousands)	Amount	Amount
Year
2012 (remaining six months)	$1,038	$8,445
2013	1,782	15,709
2014	1,260	13,239
2015	1,068	12,143
2016	949	11,486
Thereafter	3,336	57,017
	$9,433	$118,039

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

The Company also has agreements with several suppliers, including some of its non-consolidated joint ventures, for the procurement of polysilicon, ingots, wafers, solar cells, solar panels, and Solar Renewable Energy Credits ("SRECs") which specify future quantities and pricing of products to be supplied by the vendors for periods up to 10 years and provide for certain consequences, such as forfeiture of advanced deposits and liquidated damages relating to previous purchases, in the event that the Company terminates the arrangements. Where pricing is specified for future periods, with two of our ingot/wafer suppliers, the Company may reduce its purchase commitment under the contract if the Company obtains a bona fide third party offer at a price that is a certain percentage lower than the applicable purchase price in the existing contract. With one wafer supplier, the Company may reduce its purchase commitments under the contract if the supplier's pricing is higher than at least three other wafer suppliers for three quarters. If market prices decrease, the Company intends to use such provisions to either move its purchasing to another supplier or to seek to force the initial supplier to reduce its price to remain competitive with market pricing. These three contracts constitute approximately 5% of the aggregate purchase commitments shown.

As of July 1, 2012, total obligations related to non-cancellable purchase orders totaled $0.2 billion and long-term supply agreements with suppliers totaled $2.6 billion. Of the total future purchase commitments of $2.8 billion as of July 1, 2012, $115.4 million are for commitments to non-consolidated joint ventures. Future purchase obligations under non-cancellable purchase orders and long-term supply agreements as of July 1, 2012 are as follows:

(In thousands)	Amount
Year
2012 (remaining six months)	$643,823
2013	327,259
2014	444,778
2015	376,855
2016	324,996
Thereafter	711,116
$2,828,827

The Company has tolling agreements with suppliers in which the Company provides polysilicon required for silicon ingot manufacturing and procures the manufactured silicon ingots from the supplier. Annual future purchase commitments in the table above are calculated using the gross future purchase obligations of the Company and are not reduced by tolling agreements and non-cancellable SREC sales arrangements. Total future purchase commitments as of July 1, 2012 would be reduced by $45.6 million had the Company's obligations under such agreements been disclosed using net cash outflows.

The Company expects that all obligations related to non-cancellable purchase orders for manufacturing equipment will be recovered through future cash flows of the solar cell manufacturing lines and solar panel assembly lines when such long-lived assets are placed in service. Factors considered important that could result in an impairment review include significant underperformance relative to expected historical or projected future operating results, significant changes in the manner of use of acquired assets, and significant negative industry or economic trends. Obligations related to non-cancellable purchase orders for inventories match current and forecasted sales orders that will consume these ordered materials and actual consumption of these ordered materials are compared to expected demand regularly. The Company anticipates total obligations related to long-term supply agreements for inventories will be recovered because quantities are less than management's expected demand for its solar power products. However, the terms of the long-term supply agreements are reviewed by management and the Company assesses the need for any accruals for estimated losses on adverse purchase commitments, such as lower of cost or market value adjustments that will not be recovered by future sales prices, forfeiture of advanced deposits and liquidated damages, as necessary.

Advances to Suppliers

As noted above, the Company has entered into agreements with various polysilicon, ingot, wafer, solar cell, and solar panel vendors that specify future quantities and pricing of products to be supplied by the vendors for periods up to 10 years. Certain agreements also provide for penalties or forfeiture of advanced deposits in the event the Company terminates the arrangements. Under certain agreements, the Company is required to make prepayments to the vendors over the terms of the arrangements. During the three and six months ended July 1, 2012, the Company paid advances totaling $17.2 million and $27.2 million, respectively, in accordance with the terms of existing long-term supply agreements. As of July 1, 2012 and January 1, 2012, advances to suppliers totaled $345.8 million and $327.5 million, respectively, the current portion of which is $73.8 million and $43.1 million, respectively. Two suppliers accounted for 75% and 23% of total advances to suppliers as of July 1, 2012, and 74% and 20% as of January 1, 2012.

The Company's future prepayment obligations related to these agreements as of July 1, 2012 are as follows:

(In thousands)	Amount
Year
2012 (remaining six months)	$53,353
2013	58,438
2014	51,489
$163,280

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

Provisions for warranty reserves charged to cost of revenue were $3.9 million and $13.3 million in the three and six months ended July 1, 2012, respectively, and $10.6 million and $18.4 million in the three and six months ended July 3, 2011, respectively:

	Three Months Ended		Six Months Ended
(In thousands)	July 1, 2012	July 3, 2011	July 1, 2012	July 3, 2011
Balance at the beginning of the period (1)	$102,839	$70,119	$94,323	$63,562
Accruals for warranties issued during the period	3,857	10,629	13,305	18,368
Settlements made during the period	(2,257)	(1,487)	(3,189)	(2,669)
Balance at the end of the period	$104,439	$79,261	$104,439	$79,261

(1)	As adjusted to reflect the balances of Tenesol beginning October 10, 2011, as required under the accounting guidelines for a transfer of an entity under common control (see Note 3).

Contingent Obligations

Projects often require the Company to undertake customer obligations including: (i) system output performance guarantees; (ii) system maintenance; (iii) penalty payments or customer termination rights if the system the Company is constructing is not commissioned within specified timeframes or other milestones are not achieved; (iv) guarantees of certain minimum residual value of the system at specified future dates; and (v) system put-rights whereby the Company could be required to buy-back a customer's system at fair value on specified future dates if certain minimum performance thresholds are not met for periods of up to two years. Historically the systems have performed significantly above the performance guarantee thresholds, and there have been no cases in which the Company had to buy back a system.

Future Financing Commitments

The Company is required to provide certain fundings under the joint venture agreement with AU Optronics Singapore Pte. Ltd. ("AUO") and another financing agreement with a third party, subject to certain conditions (see Note 9).

The Company's future financing obligations related to these agreements as of July 1, 2012 are as follows:

(In thousands)	Amount
Year
2012 (remaining six months)	$47,770
2013	101,400
2014	96,770
$245,940

Liabilities Associated with Uncertain Tax Positions

Total liabilities associated with uncertain tax positions were $32.0 million and $29.3 million as of July 1, 2012 and January 1, 2012, respectively, and are included in "Other long-term liabilities" in the Company's Condensed Consolidated Balance Sheets as they are not expected to be paid within the next twelve months. Due to the complexity and uncertainty associated with its tax positions, the Company cannot make a reasonably reliable estimate of the period in which cash settlement, if any, would be made for its liabilities associated with uncertain tax positions in other long-term liabilities (see Note 12).

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

Note 9. JOINT VENTURES

The Company accounts for its equity investments in the below joint ventures under the equity method of accounting as it has the ability to exercise significant influence, but does not own a majority equity interest or otherwise control. As of July 1, 2012 and January 1, 2012, the Company's carrying value of its equity method investments totaled $106.7 million and $129.9 million, respectively, and is classified as “Other long-term assets” in its Condensed Consolidated Balance Sheets. The Company's share of the investees' results totaled earnings of $1.1 million and losses of $2.4 million in the three and six months ended July 1, 2012, respectively, and losses of $0.2 million and earnings of $7.0 million in the three and six months ended July 3, 2011, respectively, which are included in “Equity in earnings (loss) of unconsolidated investees” in its Condensed Consolidated Statements of Operations.

The Company reviews its equity investments for events or other factors which may indicate an other-than-temporary decline in value. During the second quarter of fiscal 2012 the Company recorded a $6.9 million impairment charge to "Other, net" in the Condensed Consolidated Statement of Operations as it determined current market and operating conditions indicated an inability to recover the carrying amount of one of its investments.

The Company recorded a non-cash gain of $0.3 million during the second quarter of fiscal 2011 in "Gain on change in equity interest in unconsolidated investee" in the Company's Condensed Consolidated Statement of Operations due to its equity interest in one investee being diluted as a result of the issuance of additional equity to other investors.

Related Party Transactions with Equity Method Investees:

	As of
(In thousands)	July 1, 2012	January 1, 2012
Accounts receivable	$30,010	$74,396
Accounts payable	62,422	109,700

	Three Months Ended		Six Months Ended
(In thousands)	July 1, 2012	July 3, 2011	July 1, 2012	July 3, 2011
Payments made to joint ventures for products/services	$149,279	$78,809	$329,267	$135,126

Joint Venture with AUOSP

The Company, through its subsidiary SunPower Technology, Ltd. ("SPTL") formed the joint venture AUOSP with AUO and AU Optronics Corporation, the ultimate parent company of AUO ("AUO Taiwan") in the third quarter of fiscal 2010. The Company and AUO each own 50% of the joint venture AUOSP. AUOSP owns a solar cell manufacturing facility ("FAB 3") in Malaysia and manufactures solar cells and sells them on a "cost-plus" basis to the Company and AUO.

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

The Company has concluded that it is not the primary beneficiary of AUOSP since, although the Company and AUO are both obligated to absorb losses or have the right to receive benefits, the Company alone does not have the power to direct the activities of AUOSP that most significantly impact its economic performance. In making this determination the Company considered the shared power arrangement, including equal board governance for significant decisions, elective appointment, and the fact that both parties contribute to the activities that most significantly impact the joint venture's economic performance. The Company accounts for its investment in AUOSP using the equity method as a result of the shared power arrangement. As of July 1, 2012, the Company's maximum exposure to loss as a result of its involvement with AUOSP is limited to the carrying value of its investment.

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

The Company has concluded that it is not the primary beneficiary of First Philec Solar since, although the Company and First Philec are both obligated to absorb losses or have the right to receive benefits from First Philec Solar, such variable interests held by the Company do not empower it to direct the activities that most significantly impact First Philec Solar's economic performance. In reaching this determination, the Company considered the significant control exercised by First Philec over the joint venture's Board of Directors, management and daily operations. The Company accounts for its investment in First Philec Solar using the equity method since the Company is able to exercise significant influence over First Philec Solar due to its board positions.

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

On June 30, 2010, Woongjin Energy completed its initial public offering ("IPO") and the sale of 15.9 million new shares of common stock. As a result of the completion of the IPO, the Company concluded that Woongjin Energy is no longer a variable interest entity ("VIE"). During the second half of fiscal 2011, the Company sold 15.5 million shares of Woongjin Energy on the open market subsequently reducing the Company's percentage equity ownership in Woongjin Energy from 31% to 6%. As of January 1, 2012, the Company held 3.9 million shares of Woongjin Energy. During the first quarter of fiscal 2012, the Company sold its remaining shares of Woongjin Energy on the open market for total proceeds, net of tax, amounting to $14.0 million, which equaled the remaining investment carrying balance. As a result, the Company's percentage equity ownership and investment carrying balance was reduced to zero. During the first quarter of fiscal 2012, the Company collected $3.4 million of net proceeds associated with fiscal 2011 sales, the balance of which was included in "Prepaid expenses and other current assets" on the Company's Condensed Consolidated Balance Sheet as of January 1, 2012 due to timing of cash settlement for trades executed near year end.

The Company accounted for its former investment in Woongjin Energy using the equity method as the Company was able to exercise significant influence over Woongjin Energy due to its board position and its consumption of a significant portion of their output.

Note 10. DEBT AND CREDIT SOURCES

The following table summarizes the Company's outstanding debt as of July 1, 2012 and the related maturity dates:

		Payments Due by Period
(In thousands)	Face Value	2012 (remaining six months)	2013	2014	2015	2016	Beyond 2016
Convertible debt:
4.50% debentures	$250,000	$—	$—	$—	$250,000	$—	$—
4.75% debentures	230,000	—	—	230,000	—	—	—
0.75% debentures	79	—	—	—	79	—	—
IFC mortgage loan	75,000	—	12,500	15,000	15,000	15,000	17,500
CEDA loan	30,000	—	—	—	—	—	30,000
Credit Agricole revolving credit facility	275,000	—	275,000	—	—	—	—
Other debt (1) (2)	14,919	13,861	—	—	—	—	1,058
	$874,998	$13,861	$287,500	$245,000	$266,147	$15,000	$48,558

(1)
As of July 1, 2012, Other debt included a non-recourse project loan of $13.9 million taken in the second quarter of fiscal 2012 for a utility and power plant project under construction, classified as "Short-term debt" and $1.1 million of project loans related to Tenesol, classified as "Long-term debt" on the Company's Condensed Consolidated Balance Sheets. On January 31, 2012, the Company completed its acquisition of Tenesol. In fiscal 2003 and fiscal 2008 Tenesol entered into three non-recourse project loans which are scheduled to mature through 2028. As of January 1, 2012 the other debt balance consisted of outstanding borrowings of $1.2 million which is classified as "Long-term debt" in the Company's Condensed Consolidated Balance Sheets.

(2)	The balance of Other long-term debt excludes payments related to capital leases which are disclosed in Note 8. "Commitments and Contingencies" to these condensed consolidated financial statements.

Convertible Debt

The following table summarizes the Company's outstanding convertible debt (which is additionally reflected in the table above):

	July 1, 2012			January 1, 2012
(In thousands)	Carrying Value	Face Value	Fair Value (1)	Carrying Value	Face Value	Fair Value (1)
4.50% debentures	$200,554	$250,000	$207,803	$193,189	$250,000	$205,905
4.75% debentures	230,000	230,000	205,850	230,000	230,000	200,967
1.25% debentures (2)	—	—	—	196,710	198,608	197,615
0.75% debentures	79	79	79	79	79	79
	$430,633	$480,079	$413,732	$619,978	$678,687	$604,566

(1)	The fair value of the convertible debt was determined using Level 1 inputs based on quoted market prices as reported by an independent pricing source.

(2)	On February 16, 2012, the Company repurchased 100% of the outstanding principal amount of the 1.25% debentures plus accrued and unpaid interest.

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

During the three and six months ended July 1, 2012, the Company recognized a non-cash loss of $0.1 million and $1.7 million, respectively, recorded in "Gain (loss) on mark-to-market derivatives" in the Company's Condensed Consolidated Statement of Operations related to the change in fair value of the embedded cash conversion option. In the three and six months ended July 3, 2011, the Company recognized a non-cash loss of $9.7 million and $31.6 million, respectively, recorded in "Gain (loss) on mark-to-market derivatives" in the Company's Condensed Consolidated Statement of Operations related to the change in fair value of the embedded cash conversion option. The fair value liability of the embedded cash conversion option as of July 1, 2012 and January 1, 2012 totaled $2.5 million and $0.8 million, respectively, and is classified within "Other long-term liabilities" in the Company's Condensed Consolidated Balance Sheets.

The embedded cash conversion option is fair valued utilizing Level 2 inputs consisting of the exercise price of the instrument, the Company's common stock price and volatility, the risk free interest rate and the contractual term. Such derivative instruments are not traded on an open market as the banks are the counterparties to the instruments.

Significant inputs for the valuation of the embedded cash conversion option are as follows:

	As of (1)
	July 1, 2012	January 1, 2012
Stock price	$4.80	$6.23
Exercise price	$22.53	$22.53
Interest rate	0.59%	0.84%
Stock volatility	59.60%	44.00%
Maturity date	February 18, 2015	February 18, 2015

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

During the three and six months ended July 1, 2012, the Company recognized a non-cash gain of $0.1 million and $1.7 million, respectively, in "Gain (loss) on mark-to-market derivatives" in the Company's Condensed Consolidated Statement of Operations related to the change in fair value of the 4.50% Bond Hedge. In the three and six months ended July 3, 2011, the Company recognized a non-cash gain of $9.6 million and $31.5 million, respectively, in "Gain (loss) on mark-to-market derivatives" in the Company's Condensed Consolidated Statement of Operations related to the change in fair value of the 4.50% Bond Hedge. The fair value of the 4.50% Bond Hedge as of July 1, 2012 and January 1, 2012 totaled $2.5 million and $0.8 million, respectively, and is classified within "Other long-term assets" in the Company's Condensed Consolidated Balance Sheets.

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

Significant inputs for the valuation of the 4.50% Bond Hedge are as follows:

	As of (1)
	July 1, 2012	January 1, 2012
Stock price	$4.80	$6.23
Exercise price	$22.53	$22.53
Interest rate	0.59%	0.84%
Stock volatility	59.60%	44.00%
Credit risk adjustment	2.06%	1.93%
Maturity date	February 18, 2015	February 18, 2015

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

1.25% Debentures

In February 2007, the Company issued $200.0 million in principal amount of its 1.25% senior convertible debentures and received net proceeds of $194.0 million. During the fourth quarter of fiscal 2008, the Company received notices for the conversion of $1.4 million in principal amount of the 1.25% debentures which it settled for $1.2 million in cash and 1,000 shares of common stock. As of January 1, 2012, an aggregate principal amount of $198.6 million of the 1.25% debentures remained issued and outstanding. The 1.25% debentures had a maturity date of February 15, 2027 unless repurchased or converted in accordance with their terms prior to such date. Holders had the option to require the Company to repurchase all or a portion of their 1.25% debentures on each of February 15, 2012, February 15, 2017 and February 15, 2022, or if the Company experiences certain types of corporate transactions constituting a fundamental change, as defined in the indenture governing the 1.25% debentures. In addition, the Company could redeem some or all of the 1.25% debentures on or after February 15, 2012. Accordingly, the Company classified the 1.25% debentures as short-term liabilities in the Condensed Consolidated Balance Sheets as of January 1, 2012. On February 16, 2012, based upon the exercise of the holders' put rights, the Company repurchased $198.6 million in principal amount of the 1.25% debentures at a cash price of $199.8 million, representing 100% of the principal amount of the 1.25% debentures plus accrued and unpaid interest. None of the 1.25% debentures remained issued and outstanding after the repurchase.

Mortgage Loan Agreement with IFC

On May 6, 2010, SunPower Philippines Manufacturing Ltd. ("SPML") and SPML Land, Inc. ("SPML Land"), both subsidiaries of the Company, entered into a mortgage loan agreement with IFC. Under the loan agreement, SPML may borrow up to $75.0 million from IFC, after satisfying certain conditions to disbursement, and SPML and SPML Land pledged certain assets as collateral supporting SPML's repayment obligations. The Company guaranteed SPML's obligations to IFC.

Under the loan agreement, SPML may borrow up to $75.0 million during the first two years, and SPML shall repay the amount borrowed, starting 2 years after the date of borrowing, in 10 semiannual installments over the following 5 years. SPML shall pay interest of LIBOR plus 3% per annum on outstanding borrowings, and a front-end fee of 1% on the principal amount of borrowings at the time of borrowing, and a commitment fee of 0.5% per annum on funds available for borrowing and not borrowed. SPML may prepay all or a part of the outstanding principal, subject to a 1% prepayment premium. The loan agreement includes conditions to disbursements, representations, covenants, and events of default customary for financing transactions of this type. Covenants in the loan agreement include, but are not limited to, requirements that the Company maintain certain financial ratios including defined current ratios, restrictions on SPML's ability to issue dividends, incur indebtedness, create or incur liens on assets, and make loans to or investments in third parties. Additionally, in accordance with the terms of the mortgage loan agreement, the Company is required to establish a debt service reserve account which shall contain the amount, as determined by IFC, equal to the aggregate principal and interest due on the next succeeding interest payment date after such date. As of July 1, 2012 and January 1, 2012, the Company had restricted cash and cash equivalents of $1.4 million and $1.3 million, respectively, related to the IFC debt service reserve.

As of July 1, 2012, SPML had $75.0 million outstanding under the mortgage loan agreement, of which $5.0 million is classified as "Short-term debt" as it is due in the next twelve months and $70.0 million is classified as "Long-term debt" in the Company's Condensed Consolidated Balance Sheets. As of January 1, 2012, the $75.0 million outstanding under this loan agreement is classified as "Long-term debt" in the Company's Condensed Consolidated Balance Sheets.

August 2011 Letter of Credit Facility with Deutsche Bank

On August 9, 2011, the Company entered into a letter of credit facility agreement with Deutsche Bank, as issuing bank and as administrative agent, and certain financial institutions, which was amended on December 20, 2011. Payment of obligations under the letter of credit facility is guaranteed by Total S.A. pursuant to the Credit Support Agreement. The letter of credit facility provides for the issuance, upon request by the Company, of letters of credit by the issuing banks thereunder in order to support certain obligations of the Company, in an aggregate amount not to exceed (a) $725.0 million until December 31, 2012; and (b) $771.0 million for the period from January 1, 2013 through December 31, 2013. Aggregate letter of credit amounts may be increased upon the agreement of the parties but, otherwise, may not exceed (i) $878.0 million for the period from January 1, 2014 through December 31, 2014; (ii) $936.0 million for the period from January 1, 2015 through December 31, 2015; and (iii) $1.0 billion for the period from January 1, 2016 through June 28, 2016.

As of July 1, 2012, letters of credit issued under the August 2011 letter of credit facility with Deutsche Bank totaled $699.0 million.

September 2011 Letter of Credit Facility with Deutsche Bank Trust

On September 27, 2011, the Company entered into a letter of credit facility with Deutsche Bank Trust which provides for the issuance, upon request by the Company, of letters of credit to support obligations of the Company in an aggregate amount not to exceed $200.0 million. Each letter of credit issued under the facility is fully cash-collateralized and the Company has entered into a security agreement with Deutsche Bank Trust, granting them a security interest in a cash collateral account established for this purpose.

As of July 1, 2012 letters of credit issued under the Deutsche Bank Trust facility amounted to $1.4 million which were fully collateralized with restricted cash on the Condensed Consolidated Balance Sheets.

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

As of January 1, 2012, $250.0 million was outstanding under the revolving credit facility with Credit Agricole which amount is classified as "Long-term debt" on the Company's Condensed Consolidated Balance Sheets. In the first quarter of fiscal 2012, the Company repaid $100.0 million of outstanding borrowings plus fees. On April 9, 2012, the Company drew down $125.0 million.

As of July 1, 2012, $275.0 million was outstanding under the revolving credit facility with Credit Agricole which amount is classified as "Long-term debt" on the Company's Condensed Consolidated Balance Sheets.

Liquidity Support Agreement with Total S.A.

On February 28, 2012, the Company entered into a Liquidity Support Agreement with Total S.A. and the DOE, and a series of related agreements with Total S.A. and Total, under which Total S.A. has agreed to provide the Company, or cause to be provided, additional liquidity under certain circumstances to a maximum amount of $600.0 million.  In return for Total S.A.'s agreement to provide the Liquidity Support Facility, on February 28, 2012, the Company issued to Total a seven-year warrant to purchase 9,531,677 shares of the Company's common stock at an exercise price of $7.8685 per share. The fair value of the warrants upon issuance was $50.3 million, which is recorded as capitalized financing costs on the Condensed Consolidated Balance Sheet and amortized as interest expense over the expected life of the agreement. In connection with the Liquidity Support Agreement, the Company also entered into a Compensation and Funding Agreement with Total S.A., and a Private Placement Agreement and a Revolving Credit and Convertible Loan Agreement with Total (see Note 2). As of July 1, 2012, there was no amount outstanding under this facility.

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

The Company is required to recognize derivative instruments as either assets or liabilities at fair value in its Balance Sheets. The Company utilizes mid-market pricing to calculate the fair value of its option and forward contracts based on market volatilities, spot and forward rates, interest rates, and credit default swaps rates from published sources. The following table presents information about the Company's hedge instruments measured at fair value on a recurring basis as of July 1, 2012 and January 1, 2012, all of which utilize Level 2 inputs under the fair value hierarchy:

(In thousands)	Balance Sheet Classification	July 1, 2012	January 1, 2012
Assets	Prepaid expenses and other current assets
Derivatives designated as hedging instruments:
Foreign currency option contracts		$2,376	$5,550
Foreign currency forward exchange contracts		—	47
		$2,376	$5,597
Derivatives not designated as hedging instruments:
Foreign currency option contracts		$—	$5,080
Foreign currency forward exchange contracts		10,719	23,745
		$10,719	$28,825

Liabilities	Accrued liabilities
Derivatives designated as hedging instruments:
Foreign currency forward exchange contracts		$9	$105

Derivatives not designated as hedging instruments:
Foreign currency forward exchange contracts		$2,761	$14,830

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

The following table summarizes the amount of unrealized gain or loss recognized in "Accumulated other comprehensive income" ("OCI") in "Stockholders' equity" in the Condensed Consolidated Balance Sheets:

	Three Months Ended		Six Months Ended
(In thousands)	July 1, 2012	July 3, 2011	July 1, 2012	July 3, 2011
Derivatives designated as cash flow hedges:
Unrealized loss (gain) recognized in OCI (effective portion)	$1,292	$(12,210)	$(1,133)	$(60,203)
Less: Loss (gain) reclassified from OCI to revenue (effective portion)	(3,669)	12,264	(6,994)	15,319
Less: Loss reclassified from OCI to other, net (1)	—	—	—	3,889
Net loss (gain) on derivatives	$(2,377)	$54	$(8,127)	$(40,995)

(1)
During the six months ended July 3, 2011, the Company reclassified from OCI to "Other, net" a net gain totaled $0.8 million relating to transactions previously designated as effective cash flow hedges as the related forecasted transactions did not occur in the hedge period or within an additional two months time period thereafter. In addition, during the six months ended July 3, 2011, the Company reclassified from OCI to "Other, net" a net loss totaled $4.7 million relating to transactions previously designated as effective cash flow hedges as the Company concluded that the related forecasted transactions are probable not to occur in the hedge period or within the additional two month time period thereafter.

The following table summarizes the amount of gain or loss recognized in "Other, net" in the Condensed Consolidated Statements of Operations in the three and six months ended July 1, 2012 and July 3, 2011:

	Three Months Ended		Six Months Ended
(In thousands)	July 1, 2012	July 3, 2011	July 1, 2012	July 3, 2011
Derivatives designated as cash flow hedges:
Loss recognized in "Other, net" on derivatives (ineffective portion and amount excluded from effectiveness testing) (1)	$(62)	$(9,944)	$(427)	$(22,636)
Derivatives not designated as hedging instruments:
Gain (loss) recognized in "Other, net"	$7,594	$(6,403)	$6,304	$(44,598)

(1)
The amount of loss recognized related to the ineffective portion of derivatives was insignificant. This amount also includes a net $3.9 million loss reclassified from OCI to "Other, net" in the six months ended July 3, 2011 relating to transactions previously designated as effective cash flow hedges which did not occur or were now probable not to occur in the hedge period or within an additional two month time period thereafter.

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

As of July 1, 2012, the Company had designated outstanding cash flow hedge option contracts and forward contracts with an aggregate notional value of $25.2 million and $82.9 million, respectively. The maturity dates of the outstanding contracts as of July 1, 2012 range from July to October 2012. As of January 1, 2012, the Company had designated outstanding hedge option contracts and forward contracts with an aggregate notional value of $67.2 million and $38.8 million, respectively. The Company designates either gross external or intercompany revenue up to its net economic exposure. These derivatives have a maturity of one year or less and consist of foreign currency option and forward contracts. The effective portion of these cash flow hedges are reclassified into revenue when third party revenue is recognized in the Condensed Consolidated Statements of Operations.

The Company expects to reclassify the majority of its net gains related to these option and forward contracts that are included in accumulated other comprehensive gain as of July 1, 2012 to revenue in the next 12 months. The Company uses the spot method to measure the effectiveness of its cash flow hedges. Under this method for each reporting period, the change in fair value of the forward contracts attributable to the changes in spot exchange rates (the effective portion) is reported in accumulated other comprehensive income on its consolidated balance sheet and the remaining change in fair value of the forward contract (the ineffective portion, if any) is recognized in other income (expense), net, in its Condensed Consolidated Statement of Operations. The premium paid or time value of an option whose strike price is equal to or greater than the market price on the date of purchase is recorded as an asset in the Condensed Consolidated Balance Sheets. Thereafter, any change to this time value and the forward points is included in "Other, net" in the Condensed Consolidated Statements of Operations.

Under hedge accounting rules for foreign currency derivatives, the Company reflects mark-to-market gains and losses on its hedged transactions in accumulated other comprehensive income (loss) rather than current earnings until the hedged transactions occur. However, if the Company determines that the anticipated hedged transactions are probable not to occur, it must immediately reclassify any cumulative market gains and losses into its Condensed Consolidated Statement of Operations. During the three and six months ended July 1, 2012, the Company determined that all its anticipated hedged transactions were probable to occur.

Non-Designated Derivatives Hedging Transaction Exposure

Other derivatives not designated as hedging instruments consist of forward contracts used to hedge re-measurement of foreign currency denominated monetary assets and liabilities primarily for intercompany transactions, receivables from customers, and payables to third parties. Changes in exchange rates between the Company's subsidiaries' functional currencies and the currencies in which these assets and liabilities are denominated can create fluctuations in the Company's reported consolidated financial position, results of operations and cash flows. The Company enters into forward contracts, which are originally designated as cash flow hedges, and de-designates them upon recognition of the anticipated transaction to protect resulting non-functional currency monetary assets. These forward contracts as well as additional forward contracts are entered into to hedge foreign currency denominated monetary assets and liabilities against the short-term effects of currency exchange rate fluctuations. The Company records its derivative contracts that are not designated as hedging instruments at fair value with the related gains or losses recorded in "Other, net" in the Condensed Consolidated Statements of Operations. The gains or losses on these contracts are substantially offset by transaction gains or losses on the underlying balances being hedged. As of July 1, 2012, the Company held option contracts and forward contracts with an aggregate notional value of zero and $13.0 million, respectively, to hedge balance sheet exposure. These forward contracts have maturities of three month or less. The Company held option and forward contracts with an aggregate notional value of $63.2 million and $162.0 million, respectively, as of January 1, 2012, to hedge balance sheet exposure.

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

Note 12. INCOME TAXES

In the three and six months ended July 1, 2012, the Company's income tax provision of $10.6 million and $11.9 million, respectively, on a loss before income taxes and equity in losses of unconsolidated investees of $74.7 million and $144.4 million, respectively, was primarily due to projected tax expense in profitable foreign jurisdictions and a change in the valuation allowance on deferred tax assets. In the three and six months ended July 3, 2011, the Company's income tax provision was $22.7 million and $6.9 million, respectively, on a loss before income taxes and equity in earnings of unconsolidated investees of $125.0 million and $150.1 million, respectively, was primarily due to domestic and foreign losses in certain jurisdictions, nondeductible amortization of purchased intangible assets, nondeductible equity compensation, amortization of debt discount from convertible debentures, mark-to-market fair value adjustments, changes in the valuation allowance on deferred tax assets and discrete stock option deductions. The Company determines its interim tax provision using an estimated annual effective tax rate methodology except in jurisdictions where the Company anticipates or has a year-to-date ordinary loss for which no tax benefit can be recognized. In these jurisdictions, tax expense is computed based on an actual or discrete method.

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

Prior to the November 15, 2011 reclassification, the Company had two classes of outstanding stock, class A and class B common stock. The Company therefore calculated its net income (loss) per share in the second quarter of fiscal 2011 under the two-class method. In applying the two-class method, earnings are allocated to both classes of common stock and other participating securities based on their respective weighted average shares outstanding during the period. Under the two class method, basic weighted average shares was computed using the weighted average of the combined former class A and former class B common stock outstanding. Class A and class B common stock were considered equivalent securities for purposes of the earnings per share calculation because the holders of each class are legally entitled to equal per share distributions whether through dividends or in liquidation.

Diluted weighted average shares is computed using basic weighted average shares plus any potentially dilutive securities outstanding during the period using the if-converted method and treasury-stock-type method, except when their effect is anti-dilutive. Potentially dilutive securities include stock options, restricted stock units, senior convertible debentures, amended warrants associated with the CSO2015, and the Upfront Warrants held by Total. As a result of the net loss from continuing operations for each of the three and six months ended July 1, 2012 and July 3, 2011 there is no dilutive impact to the net loss per share calculation for the period.

The following table presents the calculation of basic and diluted net loss per share:

	Three Months Ended		Six Months Ended
(In thousands, except per share amounts)	July 1, 2012	July 3, 2011	July 1, 2012	July 3, 2011
Basic and Diluted net loss per share:
Numerator: Net loss available to common stockholders	$(84,181)	$(147,872)	$(158,711)	$(149,993)
Denominator: Basic and diluted weighted-average common shares	118,486	97,656	115,136	97,054
Basic and diluted net loss per share	$(0.71)	$(1.51)	$(1.38)	$(1.55)

Holders of the Company's 4.75% debentures may convert the debentures into shares of the Company's common stock, at the applicable conversion rate, at any time on or prior to maturity. The 4.75% debentures are included in the calculation of diluted net income per share if their inclusion is dilutive under the if-converted method. In each of the three and six months ended July 1, 2012 and July 3, 2011 there were no dilutive potential common shares under the 4.75% debentures.

Holders of the Company's 1.25% debentures (prior to their repurchase on February 16, 2012) and 0.75% debentures may, under certain circumstances at their option, convert the debentures into cash and, if applicable, shares of the Company's common stock at the applicable conversion rate, at any time on or prior to maturity. The 1.25% debentures and 0.75% debentures are included in the calculation of diluted net income per share if their inclusion is dilutive under the treasury-stock-type method. The Company's average stock price during the three and six months ended July 1, 2012 and July 3, 2011 did not exceed the conversion price for the 1.25% debentures and 0.75% debentures. Under the treasury-stock-type method, the Company's 1.25% debentures and 0.75% debentures will generally have a dilutive impact on net income per share if the Company's average stock price for the period exceeds the conversion price for the debentures.

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

The following is a summary of outstanding anti-dilutive potential common stock which was excluded from income per diluted share in the following periods:

	As of
(In thousands)	July 1, 2012 (1)	July 3, 2011 (1)
Stock options	389	828
Restricted stock units	7,468	2,648
Warrants (under the CSO2015)	*	*
Upfront Warrants (held by Total)	**	n/a
4.75% debentures	8,712	8,712
1.25% debentures (2)	n/a	*
0.75% debentures	*	*

(1)
As a result of the net loss per share for each of the three and six months ended July 1, 2012 and July 3, 2011, the inclusion of all potentially dilutive stock options, restricted stock units, and common shares under the 4.75% debentures would be anti-dilutive. Therefore, those stock options, restricted stock units and shares were excluded from the computation of the weighted-average shares for diluted net loss per share for such period.

(2)
On February 16, 2012, the Company repurchased 100% of the principal amount of the 1.25% debentures plus accrued and unpaid interest. None of the 1.25% debentures remained issued and outstanding after the repurchase (see Note 10).

*
The Company's average stock price during the three and six months ended July 1, 2012 and July 3, 2011 did not exceed the conversion price for the amended warrants (under the CSO2015), 1.25% debentures and 0.75% debentures and those instruments were thus non-dilutive in such periods.

**
The Upfront Warrants were issued in the first quarter of fiscal 2012. The Company's stock price as of the last business day of the second quarter of fiscal 2012 did not exceed the exercise price of the Upfront Warrants.

Note 14. STOCK-BASED COMPENSATION

The following table summarizes the consolidated stock-based compensation expense by line item in the Condensed Consolidated Statements of Operations:

	Three Months Ended		Six Months Ended
(In thousands)	July 1, 2012	July 3, 2011	July 1, 2012	July 3, 2011
Cost of Americas revenue	$2,026	$2,457	$3,155	$3,061
Cost of EMEA revenue	1,398	2,346	2,363	3,538
Cost of APAC revenue	492	470	757	595
Research and development	1,095	1,735	2,875	3,504
Sales, general and administrative	6,357	5,809	14,759	15,282
Total stock-based compensation expense	$11,368	$12,817	$23,909	$25,980

The following table summarizes the consolidated stock-based compensation expense by type of awards:

	Three Months Ended		Six Months Ended
(In thousands)	July 1, 2012	July 3, 2011	July 1, 2012	July 3, 2011
Employee stock options	$277	$611	$603	$1,071
Restricted stock awards and units	9,869	11,054	23,443	25,880
Change in stock-based compensation capitalized in inventory	1,222	1,152	(137)	(971)
Total stock-based compensation expense	$11,368	$12,817	$23,909	$25,980

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

The CODM assesses the performance of the three regional segments using information about their revenue and gross margin after certain adjustments to reflect the substance of the revenue transactions for certain utility and power plant projects, and adding back certain non-cash expenses such as amortization of other intangible assets, stock-based compensation expense, loss on change in European government incentives, restructuring charges, accelerated depreciation associated with the Company's manufacturing step reduction program, and interest expense. In addition, the CODM assesses the performance of the segments after adding back the results of discontinued operations to revenue and gross margin. The CODM does not review asset information by segment. The following tables present revenue by segment, cost of revenue by segment and gross margin by segment, revenue by geography and revenue by significant customer. Revenue is based on the destination of the shipments. Historical results have been recast under the new segmentation.

	Three Months Ended		Six Months Ended
(In thousands):	July 1, 2012	July 3, 2011	July 1, 2012	July 3, 2011
Revenue
Americas	$392,282	$370,334	$673,775	$574,244
EMEA	155,417	182,135	311,527	382,636
APAC	48,198	39,786	104,726	86,793
Total Revenue	595,897	592,255	1,090,028	1,043,673
Cost of revenue
Americas	326,511	340,211	568,630	513,093
EMEA	154,455	198,394	311,300	355,103
APAC	41,431	34,356	91,350	67,661
Total cost of revenue	522,397	572,961	971,280	935,857
Gross margin	$73,500	$19,294	$118,748	$107,816

	Three Months Ended		Six Months Ended
	July 1, 2012	July 3, 2011	July 1, 2012	July 3, 2011
Revenue by region (in thousands):
Americas (as reviewed by CODM)	$447,106	$370,334	$814,802	$574,244
Utility and power plant projects	(54,824)	—	(141,027)	—
Americas	$392,282	$370,334	$673,775	$574,244

EMEA (as reviewed by CODM)	$155,417	$182,135	$311,334	$382,636
Change in European government incentives	—	—	193	—
EMEA	$155,417	$182,135	$311,527	$382,636

APAC	$48,198	$39,786	$104,726	$86,793

Cost of revenue by region (in thousands):
Americas (as reviewed by CODM)	$361,923	$319,897	$668,803	$491,486
Utility and power plant projects	(39,898)	—	(110,343)	—
Amortization of intangible assets	42	46	83	320
Stock-based compensation expense	2,025	2,458	3,154	3,062
Acquisition and integration costs	7	—	11	—
Change in European government incentives	(263)	17,379	4,029	17,379
Charges on manufacturing step reduction program	2,470	—	2,470	—
Non-cash interest expense	205	431	423	846
Americas	$326,511	$340,211	$568,630	$513,093

EMEA (as reviewed by CODM)	$150,594	$166,626	$302,017	$321,611
Amortization of intangible assets	782	21	1,590	42
Stock-based compensation expense	1,398	2,346	2,363	3,538
Change in European government incentives	(109)	29,125	3,364	29,125
Charges on manufacturing step reduction program	1,648	—	1,648	—
Acquisition and integration costs	5	—	5	—
Non-cash interest expense	137	276	313	787
EMEA	$154,455	$198,394	$311,300	$355,103

APAC (as reviewed by CODM)	$40,163	$31,879	$88,472	$64,951
Stock-based compensation expense	492	469	757	594
Change in European government incentives	196	1,959	1,476	1,959
Charges on manufacturing step reduction program	534	—	534	—
Acquisition and integration costs	2	—	2	—
Non-cash interest expense	44	49	109	157
APAC	$41,431	$34,356	$91,350	$67,661

Gross margin by region:
Americas (as reviewed by CODM)	19%	14%	18%	14%
EMEA (as reviewed by CODM)	3%	9%	3%	16%
APAC (as reviewed by CODM)	17%	20%	16%	25%
Americas	17%	8%	16%	11%
EMEA	1%	(9)%	—%	7%
APAC	14%	14%	13%	22%

		Three Months Ended		Six Months Ended
(As a percentage of total revenue)		July 1, 2012	July 3, 2011	July 1, 2012	July 3, 2011
Significant Customers:	Business Segment
NRG Solar, Inc.	Americas	25%	*	24%	*
Customer B	Americas	17%	*	*	*
Customer C	Americas	*	18%	*	11%

* denotes less than 10% during the period

Note 16. SUBSEQUENT EVENTS

On July 3, 2012, pursuant to the February 2007 Share Lending Arrangement with Lehman Brothers International (Europe) Limited (“LBIE”) and our 2010 assignment of claims to Deutsche Bank AG - London Branch ("Deutsche Bank") after the 2008 bankruptcy filing of Lehman Brothers Holding Inc. (“Lehman”), the Company received $50.6 million of claim settlement in cash from Deutsche Bank for the shares loaned to LBIE, which shares were not returned to the Company following the bankruptcy of Lehman. The Company will record such cash proceeds as gain on share lending arrangement in Other income (expense) within the Statements of Operations during the third quarter of fiscal 2012.

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

Fiscal Years

We report on a fiscal-year basis and end our quarters on the Sunday closest to the end of the applicable calendar quarter, except in a 53-week fiscal year, in which case the additional week falls into the fourth quarter of that fiscal year. Both fiscal year 2012 and 2011 consist of 52 weeks. The second quarter of fiscal 2012 ended on July 1, 2012 and the second quarter of fiscal 2011 ended on July 3, 2011.

Outlook

During fiscal 2011 we saw a decline in overall demand for solar systems primarily in Europe as a result of the decline in European government incentives. The resulting supply environment drove down average selling prices across all product and service lines. Such pricing pressures have continued and are expected to generally continue throughout fiscal 2012.

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

We plan to continue to expand our business in growing and sustainable markets. We announced the first commercial deployment of our SunPower® C-7 Tracker technology under a power purchase agreement ("PPA") and commenced commercial production of our next generation solar cell with demonstrated efficiencies of up to 24%. Our acquisition of Tenesol S.A. ("Tenesol") in the first quarter of fiscal 2012 has further expanded our European and global customer channels as well as added a strong manufacturing capability based in both Europe and South Africa.

Residential Leasing Program

In fiscal 2011, we launched our residential lease program with dealers in the United States, in partnership with a third-party financial institution, which allows customers to obtain SunPower systems under lease agreements up to 20 years, subject to financing availability. The program includes system maintenance and warranty coverage as well as an early buy-out option after six years or at any time when the lessees sell their home. Leases are classified as either operating or sales-type leases in accordance with the relevant accounting guidelines.

The program does not yet represent a material portion of our revenue. However, we may face additional material risks as the program expands, including our ability to obtain additional financing partners as well as our ability to collect finance and rent receivables in view of the general challenging credit markets worldwide. We believe that our concentration of credit risk is limited because of our large number of customers, credit quality of the customer base, small account balances for most of these customers, and customer geographic diversification. We apply for Treasury Grant payments under Section 1603 of the American Recovery and Reinvestment Act (the "Cash Grant"), which is administered by the U.S. Treasury Department, for residential leases. If the amount or timing of the Cash Grant payments received in connection with the residential lease program varies from what we have projected, this may impact our revenues and margins and we may have to recognize losses, which may adversely impact our results of operations. We make certain assumptions in accounting for the residential lease program, including, among others, the residual value of the leased systems.  As the residential lease program grows, if the residual value of leased systems does not materialize as assumed, our results of operations would be adversely affected.

Results of Operations

Revenue

	Three Months Ended			Six Months Ended
(In thousands)	July 1, 2012	July 3, 2011	% Change	July 1, 2012	July 3, 2011	% Change
Americas	$392,282	$370,334	6%	$673,775	$574,244	17%
EMEA	155,417	182,135	(15)%	311,527	382,636	(19)%
APAC	48,198	39,786	21%	104,726	86,793	21%
Total revenue	$595,897	$592,255	1%	$1,090,028	$1,043,673	4%

Total Revenue:  Total revenue increased 1% and 4% during the three and six months ended July 1, 2012 as compared to the three and six months ended July 3, 2011. In the three and six months ended July 1, 2012, we recognized revenue on 232.2 MW and 427.9 MW, respectively, of solar power products sold through our three regional segments, compared to 190.3 MW and 323.0 MW, respectively, sold during the comparable periods in fiscal year 2011, representing an increase of 22% and 32%, respectively. Also contributing to the increase was revenue recognized on additional large scale utility projects within the Americas segment. The increase in our total revenue was partially offset by a 18% and 21% decline in revenue per watt for the three and six months ended July 1, 2012 as compared to July 3, 2011, respectively.

Concentrations: The table below represents our significant customers which accounted for greater than 10% of total revenue in each of the three and six months ended July 1, 2012 and July 3, 2011, respectively. We entered into a project contract with NRG Solar, Inc. in fiscal 2011, which is anticipated to account for 10% or more of total revenue in fiscal 2012.

		Three Months Ended		Six Months Ended
Revenue		July 1, 2012	July 3, 2011	July 1, 2012	July 3, 2011
Significant Customer:	Business Segment
NRG Solar, Inc.	Americas	25%	*	24%	*
Customer B	Americas	17%	*	*	*
Customer C	Americas	*	18%	*	11%

*	denotes less than 10% during the period

Revenue by Segment: The below table presents our segment revenue as a percentage of total revenue for the three and six months ended July 1, 2012 and July 3, 2011, respectively.

	Three Months Ended		Six Months Ended
Percentage of total revenue	July 1, 2012	July 3, 2011	July 1, 2012	July 3, 2011
Americas	66%	62%	62%	55%
EMEA	26%	31%	28%	37%
APAC	8%	7%	10%	8%

Sales outside the Americas Segment represented approximately 34% and 38% of total revenue for the three and six months ended July 1, 2012, respectively, as compared to 38% and 45% for the three and six months ended July 3, 2011, respectively. The shift in revenue by geography period over period was due to increasing demand in the United States for our solar power products as a result of additional federal and state initiatives supporting attractive solar incentives within the residential, commercial, and utility sectors as well as a slowdown in project development and component shipments in Europe due to changes in government incentives.

Americas Revenue: Americas revenue increased 6% during the three months ended July 1, 2012 as compared to the three months ended July 3, 2011 which was primarily driven by additional revenue recognized on two large utility-scale projects under construction in California described below. Also contributing the increase was additional revenue recognized on component sales which increased 24% period over period.

Americas revenue increased 17% during the six months ended July 1, 2012 as compared to the six months ended July 3, 2011, which was primarily a result of an increase in the number and size of the various utility-scale solar power systems under construction, which includes the ramp up in construction of the 250 MW California Solar Valley Ranch ("CVSR") project in San Luis Obispo County, California and a 25 MW project in Modesto, California during the first half of fiscal 2012, offset by projects which were substantially completed during the interim period. Also contributing the increase was additional revenue recognized on component sales which increased 74% period over period.

EMEA Revenue:  EMEA revenue decreased 15% and 19% during the three and six months ended July 1, 2012 compared with the three and six months ended July 3, 2011 primarily due to changes in European government incentives during fiscal 2011 which had a materially negative effect on the market for solar systems, particularly large-scale solar products and systems in Europe, which caused our sales related to such projects as well as components sales to decline in Europe.

The decrease in EMEA revenue for the three months ended July 1, 2012 as compared to the three months ended July 3, 2011 was due to a 16.2 MW decline in utility-scale solar projects and related revenue as well as a decrease in component sales and average selling prices. In the three months ended July 1, 2012, we recognized revenue on 5.2 MW of component sales as compared to 19.8 MW in the three months ended July 3, 2011, which represents a 74% decrease in volume quarter over quarter. The overall decline in our EMEA revenue was partially offset by $28.1 million in revenue due to Tenesol's results of operations being incorporated into our financial results for the second quarter in fiscal 2012.

The decrease in EMEA revenue for the six months ended July 1, 2012 as compared to the six months ended July 3, 2011 was due to a 24.9 MW decline in utility-scale solar projects and related revenue as well as a decrease in components sales and average selling prices. In the six months ended July 1, 2012, we recognized revenue on 11.0 MW of component sales as compared to 52.8 MW in the six months ended July 3, 2011, which represents a 79% decrease in volume. period over period. The overall decline in our EMEA revenue was partially offset by $63.3 million in revenue due to Tenesol's results of operations being incorporated into our financial results for the first half of fiscal 2012.

APAC Revenue: APAC revenue increased 21% during the three months ended July 1, 2012 compared with the three month ended July 3, 2011 due to higher component sales and shipments, primarily in Japan, partially offset by a reduction in systems revenue. Revenue recognized on components sales increased 109% quarter over quarter which was driven by an increase volume from 7.3 MW to 23.6 MW, respectively. This increase was offset by a decrease in systems revenue due to a shift in demand for our solar products in the residential and commercial markets coupled with an overall decrease in revenue per watt in the region.

APAC revenue increased 21% during the six months ended July 1, 2012 compared with the six months ended July 3, 2011. Revenue increased due to an increase in component sales offset by a reduction in systems revenue. Components revenue grew 73% period over period which was driven by an increase in volume from 17.5 MW for the six months ended July 3, 2011 to 48.6 MW for the six months ended July 1, 2012. This increase was partially offset by a decrease in systems revenue due to a shift in demand for our solar products in the residential and commercial markets coupled with an overall decrease in revenue per watt in the region.

Cost of Revenue

	Three Months Ended			Six Months Ended
(In thousands)	July 1, 2012	July 3, 2011	% Change	July 1, 2012	July 3, 2011	% Change
Americas	$326,511	$340,211	(4)%	$568,630	$513,093	11%
EMEA	154,455	198,394	(22)%	311,300	355,103	(12)%
APAC	41,431	34,356	21%	91,350	67,661	35%
Total cost of revenue	$522,397	$572,961	(9)%	$971,280	$935,857	4%
Total cost of revenue as a percentage of revenue	88%	97%		89%	90%
Total gross margin percentage	12%	3%		11%	10%

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

Total cost of revenue decreased $50.6 million, or 9%, during the three months ended July 1, 2012 as compared to the three months ended July 3, 2011 primarily due to lower material costs, higher yields and better factory utilization at our manufacturing facilities and AUOSP joint venture. Additionally contributing to the decrease quarter over quarter was $48.5 million of charges incurred in the second quarter of fiscal 2011 associated with the change in European government incentives and resulting write-downs in project assets and third-party inventory, as well as costs associated with the termination of third-party solar cell contracts. These decreases were partially offset by a 22% increase in total MW of solar power products sold.

Total cost of revenue increased $35.4 million, or 4%, during the six months ended July 1, 2012 as compared to the six months ended July 3, 2011. The increase in total cost of revenue is primarily due to a 32% increase in total MW of solar power products sold. Additionally contributing to the increase in total cost is $8.9 million of charges related to the write-down of third-party inventory resulting from the current supply environment and decline in average selling prices. The increase in total cost of revenue is partially offset by lower material costs, higher yields and better factory utilization at our manufacturing facilities and AUOSP joint venture as well as $48.5 million of charges incurred in the second quarter of fiscal 2011 associated with the change in European government incentives and resulting write-downs in project assets and third-party inventory, as well as costs associated with the termination of third-party solar cell contracts.

Gross Margin

	Three Months Ended			Six Months Ended
(In thousands)	July 1, 2012	July 3, 2011	% Change	July 1, 2012	July 3, 2011	% Change
Americas	17%	8%	9%	16%	11%	5%
EMEA	1%	(9)%	10%	—%	7%	(7)%
APAC	14%	14%	—%	13%	22%	(9)%

Americas Gross Margin: Gross margin for our Americas Segment was $65.8 million and $105.1 million, respectively, for the three and six months ended July 1, 2012 as compared to $30.1 million and $61.2 million, respectively, for the three and six months ended July 3, 2011. The increase in gross margin from 8% to 17% and from 11% to 16%, over the respective periods is primarily driven by increased revenue from large utility-scale solar power systems under construction and components sales combined with lower material costs. The overall increase was partially offset by industry declines in average selling prices.

EMEA Gross Margin: Gross margin for our EMEA Segment was $1.0 million and $0.2 million, respectively, for the three and six months ended July 1, 2012 as compared to negative $16.3 million and $27.5 million, respectively, for the three and six months ended July 3, 2011. The 10% increase in EMEA gross margin quarter over quarter is primarily due to non-standard charges incurred in the second quarter of fiscal 2011 as a result of declines in government incentives and the resulting changes in market demand. The 7% decrease in EMEA gross margin in the six months ended July 1, 2012 as compared to the six months ended July 3, 2011 are the result of continued declines in demand within the regions, general financing constraints experienced in the European economy and the over-supply environment that has significantly driven down average selling prices.

APAC Gross Margin: Gross margin for our for our APAC Segment was $6.8 million and $13.4 million, respectively, for the three and six months ended July 1, 2012, as compared to $5.4 million and $19.1 million, respectively, for the three and six months ended July 3, 2011. Gross margin remained flat at 14% quarter over quarter due to additional volumes of higher margin component sales offset by declining average selling prices. The 9% decrease in gross margin during the six months ended July 1, 2012 as compared to the six months ended July 3, 2011 is primarily due to project completion and declining average selling prices.

Research and Development ("R&D")

	Three Months Ended			Six Months Ended
(In thousands)	July 1, 2012	July 3, 2011	% Change	July 1, 2012	July 3, 2011	% Change
R&D Expense	$14,104	$15,255	(8)%	$30,830	$28,901	7%
As a percentage of revenue	2%	3%		3%	3%

In the three and six months ended July 1, 2012, R&D expense was $14.1 million and $30.8 million, respectively, which represents a decrease of 8% as compared to the three months ended July 3, 2011 and an increase of 7% as compared to the six months ended July 3, 2011. The decrease in our investment in R&D for the three months ended July 1, 2012 was primarily due to (i) lower outside services, and other discretionary spending as a result of cost reduction initiatives in reaction to the overall solar market; and (ii) lower stock-based compensation due to lower valuation of stock grants as a result of decline in our share price. The increase in our R&D expense for the six months ended July 1, 2012 was primarily due to our R&D investments related to the improvement of our current generation solar cell manufacturing technology, development of our next generation of solar cells, solar panels, trackers and rooftop systems, and development of systems performance monitoring products, partially offset by reduction in outside services and other discretionary spending as well as stock-based compensation as described above.

Sales, General and Administrative ("SG&A")

	Three Months Ended			Six Months Ended
(In thousands)	July 1, 2012	July 3, 2011	% Change	July 1, 2012	July 3, 2011	% Change
Total SG&A	$62,480	$90,856	(31)%	$138,674	$167,035	(17)%
As a percentage of revenue	10%	15%		13%	16%

During the three and six months ended July 1, 2012, total SG&A expense decreased 31% and 17%, respectively, or a decrease of 5% and 3%, respectively, of total revenue. The overall decrease is primarily attributable to our cost-control strategy implemented in response to the changes in the European market and resulting restructuring, including the overall reduction of consulting charges in Europe and the United States.

SG&A expense decreased $28.4 million in the three months ended July 1, 2012 as compared to the three months ended July 3, 2011 primarily due to (i) $11.8 million decrease in acquisition and integration related costs which were primarily incurred in the second quarter of fiscal 2011 as a result of the Total tender offer; (ii) $10.1 million reduction in bad debt expense as a result of collection efforts for accounts receivable that were previously reserved; (iii) $6.7 million decrease in consulting and outside service; (iv) $5.8 million decrease in amortization of intangible assets due to $40.3 million of impairment of certain assets related to strategic acquisitions of EPC and O&M project pipelines in Europe recorded during the second half of fiscal 2011; and (v) a net decrease of $4.7 million in other expenses. The overall decrease was partially offset by $10.7 million of Tenesol's operating expenses which were incorporated into our financial results for the period.

SG&A expense decreased $28.4 million in the six months ended July 1, 2012 as compared to the six months ended July 3, 2011 primarily due to (i) $11.5 million decrease in amortization of intangible assets due to $40.3 million of impairment of certain assets related to strategic acquisitions of EPC and O&M project pipelines in Europe recorded during the second half of fiscal 2011; (ii) $10.7 million decrease in acquisition and integration related costs which were primarily incurred in the second quarter of fiscal 2011 as a result of the Total tender offer; (iii) $9.8 million reduction in bad debt expense as a result of collection efforts for accounts receivable that were previously reserved; (iv) $7.7 million decrease in consulting and outside service; (v) $2.0 million reduction in travel related expenses; and (vi) a net decrease of $9.4 million in other expenses. The overall decrease was partially offset by $22.7 million of Tenesol's operating expenses which were incorporated into our financial results for the period.

Restructuring Charges

	Three Months Ended			Six Months Ended
(In thousands)	July 1, 2012	July 3, 2011	% Change	July 1, 2012	July 3, 2011	% Change
April 2012 Plan	$44,572	$—		$44,572	$—
December 2011 Plan	3,063	—		5,987	—
June 2011 Plan	(36)	13,308		86	13,308
Restructuring charges	$47,599	$13,308	258%	$50,645	$13,308	281%
As a percentage of revenue	8%	2%		5%	1%

April 2012 Plan: As a result of our continued cost reduction progress at our Fab 2 and our joint venture Fab 3 manufacturing facilities, on April 13, 2012, our Board of Directors approved a restructuring plan (the "April 2012 Plan") to consolidate our Philippine manufacturing operations into Fab 2 and begin repurposing Fab 1 in the second quarter of 2012. We expect to record restructuring charges up to $69.0 million, related to all segments, in the twelve months following the approval and implementation of the April 2012 plan. Total restructuring charges are expected to primarily be composed of non-cash charges up to $54.0 million, and other cash-based associated costs up to $15.0 million, for the closure of Fab 1. Restructuring charges recognized in connection with the April 2012 Plan during both the three and six months ended July 1, 2012 in our Condensed Consolidated Statements of Operations consisted of $43.4 million of non-cash impairment charges and $1.2 million of other cash-based charges primarily associated with the decommissioning of Fab 1 assets.

December 2011 Plan: To accelerate operating cost reduction and improve overall operating efficiency, in December 2011, we implemented a company-wide restructuring program (the "December 2011 Plan"). The December 2011 Plan eliminated 2% of SunPower's global workforce. We expect to record restructuring charges up to $17.0 million, related to all segments, in the twelve months following the approval and implementation of the plan of which greater than 80% of these charges is expected to be cash. The cumulative amount of restructuring charges incurred in connection with the December 2011 Plan to date total $13.5 million and consist of $8.9 million employee severance and benefits, and accelerated vesting of previously granted restricted stock units, $4.1 million of lease and related termination costs, and $0.5 million of legal and other related charges. Restructuring charges recognized in connection with the December 2011 Plan recognized during the three and six months ended July 1, 2012 in our Condensed Consolidated Statements of Operations consisted of $0.6 million and $1.6 million, respectively, of employee severance and benefits, $2.3 million and $4.1 million, respectively, of lease and related termination costs, and $0.2 million and $0.3 million, respectively, of legal and other related charges.

June 2011 Plan: In response to reductions in European government incentives, which have had a significant impact on the global solar market, on June 13, 2011, our Board of Directors approved a restructuring plan (the "June 2011 Plan") to realign our resources. The June 2011 Plan eliminated 2% of our global workforce, in addition to the consolidation or closure of certain facilities in Europe. The cumulative amount of restructuring charges incurred in connection with to the June 2011 Plan to date total $14.0 million related to the EMEA Segment and consist of $11.0 million of employee severance, benefits and accelerated vesting of promissory notes, $0.9 million of lease and related termination costs, and $2.0 million of legal and other related charges. Restructuring charges recognized in connection with the June 2011 Plan recognized during the three and six months ended July 1, 2012 consisted of net benefits totaling $0.1 million and $0.2 million, respectively, of employee severance and benefits, net charges of $0.3 million, in both periods respectively, of lease and related termination costs, and net benefits of $0.2 million and zero, respectively, of legal and other related charges. Restructuring charges recognized in connection with the June 2011 Plan during both the three and six months ended July 3, 2011 totaled $13.3 million in our Condensed Consolidated Statements of Operations, consisted of $12.3 million of employee severance, benefits and accelerated vesting of promissory notes, $0.7 million of lease and related termination costs, and $0.3 million of legal and other related charges. Restructuring activities associated with the June 2011 Plan were substantially complete as of July 1, 2012.

Other Expense, Net

	Three Months Ended			Six Months Ended
(In thousands)	July 1, 2012	July 3, 2011	% Change	July 1, 2012	July 3, 2011	% Change
Interest income	$326	$488	(33)%	$668	$1,231	(46)%
Interest expense	(19,400)	(16,059)	21%	(38,101)	(31,318)	22%
Gain on change in equity interest in unconsolidated investee	—	322	(100)%	—	322	(100)%
Gain (loss) on mark-to-market derivatives	(9)	(97)	(91)%	4	(141)	(103)%
Other, net	(4,897)	(9,527)	(49)%	(5,582)	(18,734)	(70)%
Other expense, net	$(23,980)	$(24,873)	(4)%	$(43,011)	$(48,640)	(12)%
As a percentage of revenue	(4)%	(4)%		(4)%	(5)%

The following table summarizes the components of Other, net:

	Three Months Ended			Six Months Ended
(In thousands)	July 1, 2012	July 3, 2011	% Change	July 1, 2012	July 3, 2011	% Change
Gain (loss) on derivatives and foreign exchange	$2,431	$(9,752)	(125)%	$1,302	$(19,105)	(107)%
Gain on sale of investments	—	(319)	(100)%	—	(191)	(100)%
Other income (expense), net	(7,328)	544	(1,447)%	(6,884)	562	(1,325)%
Total other, net	$(4,897)	$(9,527)	(49)%	$(5,582)	$(18,734)	(70)%
As a percentage of revenue	(1)%	(2)%		(1)%	(2)%

Other expense, net decreased $0.9 million, or 4%, in the three months ended July 1, 2012 as compared to the same period in the 2011. The overall decrease was primarily driven by a $12.2 million favorable change in gain (loss) on derivatives and foreign exchange quarter over quarter. The gain (loss) on derivatives and foreign exchange for the three months ended July 1, 2012 and July 3, 2011 was comprised of (i) net gains totaling $2.8 million and net losses totaling $4.5 million, respectively, on foreign currency derivatives and foreign exchange largely due to the volatility in the currency markets, and (ii) net losses totaling $0.4 million and $5.3 million, respectively, from expensing the time value of option contracts and forward points on forward exchange contracts of effective cash flow hedges. The above decrease was partially offset by (i) a $6.9 million impairment charge recorded in the second quarter of fiscal 2012 as we determined current market and operating conditions indicated an inability to recover the carrying amount of one of our equity investments (see Note 9); (ii) a $3.3 million increase in interest expense mainly driven by the non-cash interest expenses as a result of amortization of warrants, which were issued to Total in connection with the Liquidity Support Agreement executed in the first quarter of fiscal 2012. On February 28, 2012, we issued warrants to Total to acquire 9,531,677 shares of our common stock. The fair value of the warrants is recorded as debt issuance costs and amortized over the expected life of the agreement; and (iii) a $1.1 million net increase in other expense.

Other expense, net decreased $5.6 million, or 12%, in the six months ended July 1, 2012 as compared to the same period in the 2011. The overall decrease was primarily driven by a $20.4 million favorable change in gain (loss) on derivatives and foreign exchange period over period. The gain (loss) on derivatives and foreign exchange for the six months ended July 1, 2012 and July 3, 2011 was comprised of (i) net gains totaling $2.2 million and net losses totaling $5.5 million, respectively, on foreign currency derivatives and foreign exchange largely due to the volatility in the currency markets; and (ii) net losses totaling $0.9 million and $13.6 million, respectively, from expensing the time value of option contracts and forward points on forward exchange contracts of effective cash flow hedges. The above decrease was partially offset by (i) a $6.9 million impairment charge recorded in the second quarter of fiscal 2012 as we determined current market and operating conditions indicated an inability to recover the carrying amount of one of our equity investments (see Note 9); (ii) a $6.8 million increase in interest expense primarily due to the non-cash interest expenses as a result of amortization of warrants, which were issued to Total in connection with the Liquidity Support Agreement executed in the first quarter of fiscal 2012. On February 28, 2012, we issued warrants to Total to acquire 9,531,677 shares of our common stock. The fair value of the warrants is recorded as debt issuance costs and amortized over the expected life of the agreement; and (iii) a $1.1 million net increase in other expense.

Income Taxes

	Three Months Ended			Six Months Ended
(In thousands)	July 1, 2012	July 3, 2011	% Change	July 1, 2012	July 3, 2011	% Change
Provision for income taxes	$(10,593)	$(22,702)	(53)%	$(11,949)	$(6,886)	74%
As a percentage of revenue	(2)%	(4)%		(1)%	(1)%

In the three and six months ended July 1, 2012, our income tax provision of $10.6 million and $11.9 million, respectively, on a loss before income taxes and equity in losses of unconsolidated investees of $74.7 million and $144.4 million, respectively, was primarily due to projected tax expense in profitable foreign jurisdictions and a change in the valuation allowance on deferred tax assets. In the three and six months ended July 3, 2011, our income tax provision was $22.7 million on and $6.9 million, respectively, on a loss before income taxes and equity in earnings of unconsolidated investees of $125.0 million and $150.1 million, respectively, was primarily due to domestic and foreign losses in certain jurisdictions, nondeductible amortization of purchased intangible assets, nondeductible equity compensation, amortization of debt discount from convertible debentures, mark-to-market fair value adjustments, changes in the valuation allowance on deferred tax assets and discrete stock option deductions.

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

We record a valuation allowance to reduce our United States deferred tax assets to the amount that is more likely than not to be realized. In assessing the need for a valuation allowance, we consider historical levels of income, expectations and risks associated with the estimates of future taxable income and ongoing prudent and feasible tax planning strategies. In the event we determine that we would be able to realize additional deferred tax assets in the future in excess of the net recorded amount, or if we subsequently determine that realization of an amount previously recorded is unlikely, we would record an adjustment to the deferred tax asset valuation allowance, which would change income tax in the period of adjustment. As of July 1, 2012, we believe there is insufficient evidence to realize additional deferred tax assets in fiscal 2012.

Equity in Earnings (Loss) of Unconsolidated Investees

	Three Months Ended			Six Months Ended
(In thousands)	July 1, 2012	July 3, 2011	% Change	July 1, 2012	July 3, 2011	% Change
Equity in earnings (loss) of unconsolidated investees	$1,075	$(172)	(725)%	$(2,350)	$6,961	(134)%
As a percentage of revenue	—%	—%		—%	1%

Our equity in earnings (loss) of unconsolidated investees for the three months ended July 1, 2012 and July 3, 2011 was net earnings of $1.1 million and net losses of $0.2 million, respectively. The increase in earnings period over period is primarily attributable to our share of earnings in our AUOSP joint venture which, was partially offset by the impact of the sale of our equity ownership in Woongjin Energy during fiscal 2011 and the first quarter of fiscal 2012.

Our equity in earnings (loss) of unconsolidated investees for the six months ended July 1, 2012 and July 3, 2011 was net losses $2.4 million and net earnings of $7.0 million, respectively. The increase in net loss period over period is primarily attributable to the sale of our equity ownership during fiscal 2011 and the first quarter of fiscal 2012.

Net Loss

	Three Months Ended			Six Months Ended
(In thousands)	July 1, 2012	July 3, 2011	% Change	July 1, 2012	July 3, 2011	% Change
Net loss	$(84,181)	$(147,872)	(43)%	$(158,711)	$(149,993)	6%

Our net loss decreased $63.7 million, or 43%, in the three months ended July 1, 2012 compared to the three months ended July 3, 2011. The decrease quarter over quarter is primarily attributable to a 9% increase in gross margin, offset by $34.3 million of additional charges associated with restructuring programs. Our net loss increased $8.7 million, or 6%, in the six months ended July 1, 2012 as compared to the six months ended July 3, 2011. The increase period over period is primarily driven by $37.3 million of additional charges associated with restructuring programs, offset by a reduction in other operating expenses attributable to our cost-control strategy implemented in response to the changes in the European market and resulting restructuring. Information about other significant variances in our results of operations is described above.

Liquidity and Capital Resources

Cash Flows

A summary of the sources and uses of cash and cash equivalents is as follows:

	Six Months Ended
(In thousands)	July 1, 2012	July 3, 2011
Net cash used in operating activities	$(181,228)	$(280,532)
Net cash used in investing activities	(3,201)	(43,213)
Net cash used in financing activities	(172,485)	(42,385)

Operating Activities

Net cash used in operating activities of $181.2 million in the six months ended July 1, 2012 was primarily the result of: (i) a net loss of $158.7 million; (ii) increase in inventories and project assets of $52.3 million for construction of future and current projects primarily in North America; (iii) increases in prepaid expense and other assets of $177.9 million primarily related to deferred costs associated with several large utility-scale solar projects under construction in North America; and (iv) an increase in advance to suppliers of $18.3 million. Net cash used in operating activities was partially offset by (i) a decrease in accounts receivable $157.0 million; (ii) non-cash impairment changes of $8.9 million related to the write-down of third party inventory; (iii) loss of $45.4 million on retirement of property, plant and equipment as a result of our restructuring plan regarding Fab 1 consolidation; (iv) other non-cash charges of $110.0 million primarily related to depreciation and amortization, stock based compensation, and non-cash interest charges; and (v) a net decrease of $95.2 million in other operating liabilities, net of changes to operating assets.

Net cash used in operating activities of $280.5 million in the six months ended July 3, 2011 was primarily the result of: (i) a net loss of $150.0 million; (ii) increases in inventories and project assets of $103.0 million and $83.8 million, respectively, for construction of future and current projects in Italy and the North America; and (iii) increases in costs and estimated earnings in excess of billings of $47.1 million related to contractual timing of system project billings. Net cash used in operating activities was partially offset by: (i) net non-cash charges of $146.8 million primarily related to depreciation and amortization, stock based compensation, inventories and project assets write-down associated with the change in European government incentives, and non-cash interest charges, less non-cash income of $7.3 million primarily related to our equity share in earnings of joint ventures; and (ii) a net decrease of $36.1 million of other operating assets and liabilities.

Investing Activities

Net cash used in investing activities in the six months ended July 1, 2012 was $3.2 million, which included (i) $62.6 million related to capital expenditures primarily associated with improvements to our current generation solar cell manufacturing technology, leasehold improvements associated with our San Jose, California office, and the build out of our new solar panel assembly facility in Mexicali, Mexico, and other projects; and (ii) $10.0 million of a strategic investment in equity interest in an unconsolidated investee. Cash used in investing activities was partially offset by (i) $51.6 million of restricted cash released back to us due to expirations of fully cash-collateralized letter of credits under the September 2011 Letter of Credit Facility with Deutsche Bank Trust and transition of outstanding letter of credits into the August 2011 Deutsche Bank facility under which payment of obligations is guaranteed by Total S.A.; (ii) $17.4 million in proceeds from the sale of our equity interest in our Woongjin Energy joint venture on the open market; and (iii) $0.4 million in proceeds from the sale of equipment to a third-party.

Net cash used in investing activities in the six months ended July 3, 2011 was $43.2 million, of which: (i) $68.2 million related to capital expenditures primarily associated with improvements to our current generation solar cell manufacturing technology, a solar power system built to own, leasehold improvements associated with new offices leased in San Jose, California, and other projects; and (ii) $50.0 million related to additional cash investments in our AUOSP joint venture. Cash used in investing activities was partially offset by (i) a decrease in restricted cash of $30.7 million; (ii) $43.8 million in proceeds received related to the sale of debt securities and distributions on certain money market funds; and (iii) $0.5 million related to proceeds from the sale of manufacturing equipment and money market fund distributions.

Financing Activities

Net cash used in financing activities in the six months ended July 1, 2012 of $172.5 million reflects: (i) $178.3 million of cash distributions in connection with the transfer of entities under common control; (ii) $198.6 million paid to fully repurchase the outstanding 1.25% convertible debentures; (iii) repayment of $101.1 million of our outstanding balance under the Credit Agricole revolving credit facility and capital lease obligations; and (iv) $5.2 million in purchases of stock for tax withholding obligations on vested restricted stock. Cash used in financing activities was partially offset by (i) $163.7 million in proceeds from the sale of 18.6 million shares of our common stock to Total; (ii) drawdowns of $125.0 million under the Credit Agricole revolving credit facility; (iii) $13.8 million from project loans; and (iv) $8.2 million of financing proceeds for the lease receivables from a financial institution that we partner with under our residential lease program.

Net cash used in financing activities in the six months ended July 3, 2011 was $42.4 million and reflects cash paid of: (i) $226.1 million repayment on outstanding balances under the Union Bank and Société Générale revolving credit facilities; and (ii) $9.4 million in purchases of stock for tax withholding obligations on vested restricted stock. Cash used in financing activities in the six months ended July 3, 2011 was partially offset by: (i) $189.2 million in cash proceeds from subsequent drawdowns under the Union Bank and Société Générale revolving credit facilities; and (ii) $3.9 million from stock option exercises.

Debt and Credit Sources

Convertible Debentures

As of both July 1, 2012 and January 1, 2012, an aggregate principal amount of $250.0 million of the 4.50% debentures remain issued and outstanding. Interest on the 4.50% debentures is payable on March 15 and September 15 of each year. The 4.50% debentures mature on March 15, 2015. The 4.50% debentures are convertible only into cash, and not into shares of our common stock (or any other securities). Prior to December 15, 2014, the 4.50% debentures are convertible only upon specified events and, thereafter, they will be convertible at any time, based on an initial conversion price of $22.53 per share of our common stock. The conversion price will be subject to adjustment in certain events, such as distributions of dividends or stock splits. Upon conversion, we will deliver an amount of cash calculated by reference to the price of our common stock over the applicable observation period. We may not redeem the 4.50% debentures prior to maturity. Holders may also require us to repurchase all or a portion of their 4.50% debentures upon a fundamental change, as defined in the debenture agreement, at a cash repurchase price equal to 100% of the principal amount plus accrued and unpaid interest. In the event of certain events of default, such as our failure to make certain payments or perform or observe certain obligations thereunder, Wells Fargo, the trustee, or holders of a specified amount of then-outstanding 4.50% debentures will have the right to declare all amounts then outstanding due and payable. Concurrent with the issuance of the 4.50% debentures, we entered into privately negotiated convertible debenture hedge transactions and warrant transactions which represent a call spread overlay with respect to the 4.50% debentures (the "CSO2015"), assuming full performance of the counterparties and 4.50% Warrants strike prices in excess of the conversion price of the 4.50% debentures. According to the counterparties to the warrants, the consummation of the Total Tender Offer triggered their rights to make a downward adjustment to the strike price of the warrants. In the third quarter of fiscal 2011, we and the counterparties to the 4.50% Warrants agreed to reduce the exercise price of the 4.50%

Warrants from $27.03 to $24.00. Please see "Conversion of our outstanding 4.75% debentures, our warrants related to our outstanding 4.50% and 4.75% debentures, and future substantial issuances or dispositions of our common stock or other securities, could dilute ownership and earnings per share or cause the market price of our stock to decrease." in "Part I. Item 1A: Risk Factors" in the fiscal 2011 Form 10-K.

As of both July 1, 2012 and January 1, 2012, an aggregate principal amount of $230.0 million of the 4.75% senior convertible debentures ("4.75% debentures") remain issued and outstanding. Interest on the 4.75% debentures is payable on April 15 and October 15 of each year. Holders of the 4.75% debentures are able to exercise their right to convert the debentures at any time into shares of our common stock at a conversion price equal to $26.40 per share. The applicable conversion rate may adjust in certain circumstances, including upon a fundamental change, as defined in the indenture governing the 4.75% debentures. If not earlier converted, the 4.75% debentures mature on April 15, 2014. Holders may also require us to repurchase all or a portion of their 4.75% debentures upon a fundamental change at a cash repurchase price equal to 100% of the principal amount plus accrued and unpaid interest. In the event of certain events of default, such as our failure to make certain payments or perform or observe certain obligations thereunder, Wells Fargo, the trustee, or holders of a specified amount of then-outstanding 4.75% debentures will have the right to declare all amounts then outstanding due and payable. Concurrent with the issuance of the 4.75% debentures, we entered into certain convertible debenture hedge transactions (the "4.75% Bond Hedge") and warrant transactions (the "4.75% Warrants") with affiliates of certain of the underwriters of the 4.75% debentures. According to the counterparties to the warrants, the consummation of the Total Tender Offer triggered their rights to make a downward adjustment to the strike price of the warrants. In the third quarter of fiscal 2011, we and the counterparties to the 4.75% Warrants agreed to reduce the exercise price of the 4.75% Warrants from $38.50 to $26.40, which is no longer above the conversion price of the 4.75% debentures. Please see "Conversion of our outstanding and 4.75% debentures, our warrants related to our outstanding 4.50% and 4.75% debentures, and future substantial issuances or dispositions of our common stock or other securities, could dilute ownership and earnings per share or cause the market price of our stock to decrease." in "Part I. Item 1A: Risk Factors" in the fiscal 2011 Form 10-K.

Mortgage Loan Agreement with IFC

On May 6, 2010, our subsidiaries SunPower Philippines Manufacturing Ltd. ("SPML") and SPML Land, Inc. ("SPML Land") entered into a mortgage loan agreement with IFC. Under the loan agreement, SPML may borrow up to $75.0 million during the first two years, and SPML shall repay the amount borrowed, starting 2 years after the date of borrowing, in 10 equal semiannual installments over the following 5 years. SPML shall pay interest of LIBOR plus 3% per annum on outstanding borrowings, and a front-end fee of 1% on the principal amount of borrowings at the time of borrowing, and a commitment fee of 0.5% per annum on funds available for borrowing and not borrowed. SPML may prepay all or a part of the outstanding principal, subject to a 1% prepayment premium. As of both July 1, 2012 and January 1, 2012, SPML had $75.0 million, outstanding under the mortgage loan agreement. SPML and SPML Land pledged certain assets as collateral supporting SPML's repayment obligation. Additionally, in accordance with the terms of the mortgage loan agreement, we are required to establish a debt service reserve account which shall contain the amount, as determined by IFC, equal to the aggregate principal and interest due on the next succeeding interest payment date after such date. As of July 1, 2012 and January 1, 2012, we had restricted cash and cash equivalents of $1.4 million and $1.3 million, respectively, related to the IFC debt service reserve.

Loan Agreement with California Enterprise Development Authority ("CEDA")

On December 29, 2010, we borrowed from CEDA the proceeds of the $30.0 million aggregate principal amount of CEDA's tax-exempt Recovery Zone Facility Revenue Bonds (SunPower Corporation - Headquarters Project) Series 2010 (the "Bonds") maturing April 1, 2031 under a loan agreement with CEDA. Certain of our obligations under the loan agreement were contained in a promissory note dated December 29, 2010 issued by us to CEDA, which assigned the promissory note, along with all right, title and interest in the loan agreement, to Wells Fargo, as trustee, with respect to the Bonds for the benefit of the holders of the Bonds. The Bonds initially bore interest at a variable interest rate (determined weekly), but at our option were converted into fixed-rate bonds at 8.50% per annum (which include covenants of, and other restrictions on, us). Additionally, in accordance with the terms of the loan agreement, we are required to keep all loan proceeds on deposit with Wells Fargo, the trustee, until funds are withdrawn by us for use in relation to the design and leasehold improvements of our new corporate headquarters in San Jose, California. As of July 1, 2012 and January 1, 2012, we had restricted cash and cash equivalents of $3.0 million and $10.0 million, respectively, for design and leasehold improvements and debt service reserves under the CEDA loan agreement.

As of both July 1, 2012 and January 1, 2012, the $30.0 million aggregate principal amount of the Bonds was classified as "Long-term debt" in our Condensed Consolidated Balance Sheets.

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

As of July 1, 2012, letters of credit issued under the August 2011 letter of credit facility with Deutsche Bank totaled $699.0 million.

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

As of July 1, 2012 letters of credit issued under the Deutsche Bank Trust facility amounted to $1.4 million which were fully collateralized with restricted cash on the Consolidated Balance Sheets.

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

As of July 1, 2012 and January 1, 2012, we had $275.0 million and $250.0 million, respectively, outstanding under the revolving credit facility with Credit Agricole which is classified as "Long term debt" on our Consolidated Balance Sheets.

Liquidity

As of July 1, 2012, we had unrestricted cash and cash equivalents of $366.3 million as compared to $725.6 million as of January 1, 2012. Our cash balances are held in numerous locations throughout the world and as of July 1, 2012, we had approximately $149.2 million held outside of the United States. This offshore cash is used to fund operations of our EMEA and APAC business units as well as non-U.S. manufacturing operations, which requires local payment for product materials and other expenses.  The amounts held outside of the United States represents the earnings of our foreign subsidiaries which, if repatriated to the United States under current law, would be subject to United States federal and state tax less applicable foreign tax credits. Repatriation of earnings that have not been subjected to U.S. tax and which have been indefinitely reinvested outside the U.S. could result in additional United States federal income tax payments in future years.

On July 5, 2010, we formed our AUOSP joint venture. Under the terms of the joint venture agreement, our subsidiary SunPower Technology, Ltd. ("SPTL") and AU Optronics Singapore Pte. Ltd. ("AUO") each own 50% of AUOSP. Both SPTL and AUO are obligated to provide additional funding to AUOSP in the future. During the second half of fiscal 2010, we, through SPTL, and AUO each contributed total initial funding of $27.9 million. In fiscal 2011, both SPTL and AUO each contributed an additional $80.0 million in funding and will each contribute additional amounts to the joint venture in fiscal 2012 through 2014 amounting to $241.0 million, or such lesser amount as the parties may mutually agree (see the Contractual Obligations table below). In addition, if AUOSP, SPTL, or AUO requests additional equity financing to AUOSP, then SPTL and AUO will each be required to make additional cash contributions of up to $50.0 million in the aggregate. Further, we could in the future guarantee certain financial obligations of AUOSP. On November 5, 2010, we entered into an agreement with AUOSP under which we will resell to AUOSP polysilicon purchased from a third-party supplier and AUOSP will provide prepayments to us related to such polysilicon, which we will use to satisfy prepayments owed to the third-party supplier. We expect to receive prepayments from AUOSP in fiscal 2012 amounting to $40 million.

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

Under the terms of the 4.50% Warrants, we sold to affiliates of certain of the initial purchasers of the 4.50% cash convertible debentures warrants to acquire, subject to anti-dilution adjustments, up to 11.1 million shares of our common stock. The bond hedge and warrants described in Note 10 of Notes to the Condensed Consolidated Financial Statements represent a call spread overlay with respect to the 4.50% debentures. Assuming full performance by the counterparties (and 4.50% Warrants strike prices in excess of the conversion price of the 4.50% debentures), the transactions effectively reduce our potential payout over the principal amount on the 4.50% debentures upon conversion of the 4.50% debentures. In the third quarter of fiscal 2011, we and the counterparties to the 4.50% Warrants agreed to reduce the exercise price of the 4.50% Warrants from $27.03 to $24.00.

We expect total capital expenditures related to purchases of property, plant and equipment in the range of $115 million to $125 million in fiscal 2012 in order to improve our current and next generation solar cell manufacturing technology and other projects. In addition, we expect to invest a significant amount of capital to develop solar power systems and plants for sale to customers. The development of solar power plants can require long periods of time and substantial initial investments. Our efforts in this area may consist of all stages of development, including land acquisition, permitting, financing, construction, operation and the eventual sale of the projects. We often choose to bear the costs of such efforts prior to the final sale to a customer, which involves significant upfront investments of resources (including, for example, large transmission deposits or other payments, which may be non-refundable), land acquisition, permitting, legal and other costs, and in some cases the actual costs of constructing a project, in advance of the signing of PPAs and Engineering Procurement Construction contracts and the receipt of any revenue, much of which is not recognized for several additional months or years following contract signing. Any delays in disposition of one or more projects could have a negative impact on our liquidity.

Certain of our customers also require performance bonds issued by a bonding agency or letters of credit issued by financial institutions. Obtaining letters of credit may require adequate collateral. All letters of credit issued under our August 2011 Deutsche Bank facility are guaranteed by Total S.A. pursuant to the Credit Support Agreement. Our letter of credit facility with Deutsche Bank Trust is fully collateralized by restricted cash, which reduces the amount of cash available for operations. As of July 1, 2012 letters of credit issued under the Deutsche Bank Trust facility amounted to $1.4 million which were fully collateralized with restricted cash on the Consolidated Balance Sheets.

In fiscal 2011, we launched our residential lease program with dealers in the United States, in partnership with a third-party financial institution, which allows customers to obtain SunPower systems under lease agreements up to 20 years, subject to financing availability. We receive prepaid rent for periods under which the third-party financial institution has agreed to assume collection risk for certain residential leases. Changes in the amount or timing of prepaid rent received from the financial institution may have an impact on our cash position within the next twelve months. The normal collection of monthly, non-prepaid rent payments for leases placed in service is not expected to have a material impact on our cash position within the next twelve months. We are actively arranging additional third-party financing for our residential lease program; however, due to the general challenging credit markets worldwide, we may be unable to arrange additional financing partners for our residential lease program in future periods, which could have a negative impact on our sales. In the unlikely event that we have entered into a material number of additional leases without promptly obtaining corresponding third-party financing, our cash and working capital could be negatively impacted.

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

If our capital resources are insufficient to satisfy our liquidity requirements, we may seek to sell additional equity securities or debt securities or obtain other debt financing, including under the Liquidity Support Facility. The current economic environment, however, could limit our ability to raise capital by issuing new equity or debt securities on acceptable terms, and lenders may be unwilling to lend funds on acceptable terms that would be required to supplement cash flows to support operations. The sale of additional equity securities or convertible debt securities, including under the Liquidity Support Agreement, would result in additional dilution to our stockholders (and potential for further dilution upon the exercise of warrants or the conversion of convertible debt issued under the Liquidity Support Facility) and may not be available on favorable terms or at all, particularly in light of the current conditions in the financial and credit markets. Additional debt would result in increased expenses and would likely impose new restrictive covenants which may be similar or different than those restrictions contained in the covenants under the letter of credit facility with Deutsche Bank, the letter of credit facility with Deutsche Bank Trust, the mortgage loan agreement with IFC, the loan agreement with CEDA, the revolving credit facility with Credit Agricole, the 4.50% debentures or the 4.75% debentures. In addition, financing arrangements, including project financing for our solar power plants and letters of credit facilities, may not be available to us, or may not be available in amounts or on terms acceptable to us.

Contractual Obligations

The following summarizes our contractual obligations as of July 1, 2012:

		Payments Due by Period
(In thousands)	Total	2012 (remaining 6 months)	2013-2014	2015-2016	Beyond 2016
Convertible debt, including interest (1)	$534,902	$11,088	$268,828	$254,986	$—
IFC mortgage loan, including interest (2)	82,733	1,280	31,606	32,094	17,753
CEDA loan, including interest (3)	77,813	1,275	5,100	5,100	66,338
Credit Agricole revolving credit facility, including interest (4)	280,937	2,400	278,537	—	—
Project financing	15,396	13,987	—	—	1,409
Future financing commitments (5)	245,940	47,770	198,170	—	—
Operating lease commitments (6)	118,039	8,445	28,948	23,629	57,017
Capital lease commitments (7)	9,433	1,038	3,042	2,017	3,336
Utility obligations (8)	750	—	300	300	150
Non-cancellable purchase orders (9)	266,486	266,486	—	—	—
Purchase commitments under agreements (10)	2,562,341	377,337	772,037	701,851	711,116
Total	$4,194,770	$731,106	$1,586,568	$1,019,977	$857,119

(1)
Convertible debt, including interest, relates to the aggregate of $480.1 million in outstanding principal amount of our senior convertible debentures on July 1, 2012. For the purpose of the table above, we assume that all holders of the 4.50% debentures and 4.75% debentures will hold the debentures through the date of maturity in fiscal 2015 and 2014, respectively, and all holders of the 0.75% debentures will require us to repurchase the debentures on August 1, 2015, and upon conversion, the values of the senior convertible debentures will be equal to the aggregate principal amount with no premiums.

(2)
IFC mortgage loan, including interest, relates to the $75.0 million borrowed as of July 1, 2012. Under the loan agreement, SPML is required to repay the amount borrowed, starting 2 years after the date of borrowing, in 10 equal semiannual installments over the following 5 years. SPML is required to pay interest of LIBOR plus 3% per annum on outstanding borrowings.

(3)
CEDA loan, including interest, relates to the proceeds of the $30.0 million aggregate principal amount of the Bonds. The Bonds mature on April 1, 2031. On June 1, 2011 the Bonds were converted to bear interest at a fixed rate of 8.50% through maturity.

(4)
Credit Agricole revolving credit facility, with interest, relates to the $275 million borrowed as of July 1, 2012 and maturing on September 27, 2013. We are required to pay interest on outstanding borrowings of (a) with respect to any LIBOR loan, 1.50% plus the LIBOR divided by a percentage equal to one minus the stated maximum rate of all reserves required to be maintained against "Eurocurrency liabilities" as specified in Regulation D; and (b) with respect to any alternate base loan, 0.50% plus the greater of (1) the prime rate, (2) the Federal Funds rate plus 0.5%, and (3) the one month LIBOR plus 1%.

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

(10)
Purchase commitments under agreements relate to arrangements entered into with several suppliers, including joint ventures, for polysilicon, ingots, wafers, solar cells and solar panels as well as agreements to purchase solar renewable energy certificates from solar installation owners in New Jersey and Pennsylvania. These agreements specify future quantities and pricing of products to be supplied by the vendors for periods up to 10 years and there are certain consequences, such as forfeiture of advanced deposits and liquidated damages relating to previous purchases, in the event that we terminate the arrangements. Where pricing is specified for future periods, with two of our ingot/wafer suppliers, the Company may reduce its purchase commitment under the contract if the Company obtains a bona fide third party offer at a price that is a certain percentage lower than the applicable purchase price in the existing contract. With one wafer supplier, we may reduce our purchase commitments under the contract if the supplier's pricing is higher than at least three other wafer suppliers for three quarters. If market prices decrease, the Company intends to use such provisions to either move its purchasing to another supplier or to seek to force the initial supplier to reduce its price to remain competitive with market pricing. These three contracts constitute approximately 5% of the aggregate purchase commitments shown.

Liabilities Associated with Uncertain Tax Positions

As of July 1, 2012 and January 1, 2012, total liabilities associated with uncertain tax positions were $32.0 million and $29.3 million, respectively, and are included in "Other long-term liabilities" in our Condensed Consolidated Balance Sheets as they are not expected to be paid within the next twelve months. Due to the complexity and uncertainty associated with our tax positions, we cannot make a reasonably reliable estimate of the period in which cash settlement will be made for our liabilities associated with uncertain tax positions in other long-term liabilities. Therefore, they have been excluded from the table above.
Off-Balance-Sheet Arrangements

As of July 1, 2012, we did not have any significant off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Foreign Currency Exchange Risk

Our exposure to movements in foreign currency exchange rates is primarily related to sales to European customers that are denominated in Euros. Revenue generated from European customers represented 26% and 28% of our total revenue in the three and six months ended July 1, 2012, respectively, and 31% and 37% of our total revenue during the three and six months ended July 3, 2011, respectively. A 10% change in the Euro exchange rate would have impacted our revenue by approximately $15.5 million and $31.2 million in the three and six months ended July 1, 2012, respectively, and $18.2 million and $38.3 million in the three and six months ended July 3, 2011, respectively.

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

We currently conduct hedging activities which involve the use of option and forward contracts to address our exposure to changes in the foreign exchange rate between the U.S. dollar and other currencies. As of July 1, 2012, we had outstanding hedge option contracts and forward contracts with aggregate notional values of $25.2 million and $95.9 million, respectively. As of January 1, 2012, we held option and forward contracts totaling $130.4 million and $200.8 million, respectively, in notional value. Because we hedge some of our expected future foreign exchange exposure, if associated revenues do not materialize we could experience losses. During the first quarter in fiscal 2011, in connection with the decline in forecasted revenue surrounding the overall change in the solar sector, we concluded that certain previously anticipated transactions were probable not to occur and thus we reclassified the amount held in "Accumulated other comprehensive income" in our Condensed Consolidated Balance Sheets for these transactions, which totaled a loss of $3.9 million, to "Other, net" in our Condensed Consolidated Statement of Operations. If we conclude that we have a pattern of determining that hedged forecasted transactions probably will not occur, we may no longer be able to continue to use hedge accounting in the future to reduce our exposure to movements in foreign exchange rates. Such a conclusion and change in our foreign currency hedge program could adversely impact our revenue, margins and results of operations. We cannot predict the impact of future exchange rate fluctuations on our business and operating results.

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

We enter into agreements with vendors that specify future quantities and pricing of polysilicon to be supplied for periods up to 10 years. Under certain agreements, we are required to make prepayments to the vendors over the terms of the arrangements. As of July 1, 2012 and January 1, 2012, advances to suppliers totaled $345.8 million and $327.5 million, respectively. Two suppliers accounted for 75% and 23% of total advances to suppliers as of July 1, 2012, and 74% and 20% of total advances to suppliers as of January 1, 2012. We may be unable to recover such prepayments if the credit conditions of these suppliers materially deteriorate.

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

Our interest expense would increase to the extent interest rates rise in connection with our variable interest rate borrowings. As of July 1, 2012, the outstanding principal balance of our variable interest borrowings was $350.0 million. We do not believe that an immediate 10% increase in interest rates would have a material effect on our financial statements. In addition, lower interest rates have an adverse impact on our interest income. Our investment portfolio primarily consists of $165.0 million in money market funds as of July 1, 2012, and exposes us to interest rate risk. Due to the relatively short-term nature of our investment portfolio, we do not believe that an immediate 10% increase in interest rates would have a material effect on the fair market value of our money market funds. Since we believe we have the ability to liquidate substantially all of this portfolio, we do not expect our operating results or cash flows to be materially affected to any significant degree by a sudden change in market interest rates on our investment portfolio.

Equity Price Risk involving Minority Investments in Joint Ventures and Other Non-Public Companies

Our investments held in joint ventures and other non-public companies expose us to equity price risk. As of July 1, 2012 and January 1, 2012, investments of $106.7 million and $129.9 million, respectively, are accounted for using the equity method, and $14.9 million and $4.9 million, respectively, are accounted for using the cost method. These strategic investments in third parties are subject to risk of changes in market value, which if determined to be other-than-temporary, could result in realized impairment losses. We generally do not attempt to reduce or eliminate our market exposure in equity and cost method investments. We monitor these investments for impairment and record reductions in the carrying values when necessary. Circumstances that indicate an other-than-temporary decline include the valuation ascribed to the issuing company in subsequent financing rounds, decreases in quoted market prices and declines in operations of the issuer. There can be no assurance that our equity and cost method investments will not face risks of loss in the future.

Interest Rate Risk and Market Price Risk Involving Convertible Debt

The fair market value of our 4.75%, 4.50%, and 0.75% convertible debentures is subject to interest rate risk, market price risk and other factors due to the convertible feature of the debentures. The fair market value of the debentures will generally increase as interest rates fall and decrease as interest rates rise. In addition, the fair market value of the debentures will generally increase as the market price of our common stock increases and decrease as the market price of our common stock falls. The interest and market value changes affect the fair market value of the debentures, but do not impact our financial position, cash flows or results of operations due to the fixed nature of the debt obligations, except to the extent increases in the value of our common stock may provide the holders of our 4.50% debentures, and/or 0.75% debentures the right to convert such debentures into cash in certain instances. The aggregate estimated fair value of the 4.75% debentures, 4.50% debentures, and 0.75% debentures was $413.7 million as of July 1, 2012. The aggregate estimated fair value of the 4.75% debentures, 4.50% debentures, 1.25% debentures and 0.75% debentures was $604.6 million as of January 1, 2012. Estimated fair values are based on quoted market prices as reported by an independent pricing source. A 10% increase in quoted market prices would increase the estimated fair value of our then-outstanding debentures to $455.1 million and $665.0 million as of July 1, 2012 and January 1, 2012, respectively, and a 10% decrease in the quoted market prices would decrease the estimated fair value of our then-outstanding debentures to $372.4 million and $544.1 million as of July 1, 2012 and January 1, 2012, respectively.

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

Based on their evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of July 1, 2012 at a reasonable assurance level.

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

Period	Total Number of Shares Purchased (in thousands) (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Publicly Announced Plans or Programs
April 2, 2012 through April 29, 2012	9	$5.80	—	—
April 30, 2012 through May 27, 2012	40	$5.63	—	—
May 28, 2012 through July 1, 2012	219	$4.75	—	—
	268	$4.92	—	—

(1)	The shares purchased represent shares surrendered to satisfy tax withholding obligation in connection with the vesting of restricted stock issued to employees.

ITEM 6: EXHIBITS

EXHIBIT INDEX
Exhibit Number	Description
4.1
Amendment No. 1, dated as of May 10, 2012, to the Amended and Restated Rights Agreement, dated as of November 16, 2011, by and between the Company and Computershare Trust Company, N.A., as rights agent. (incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on May 10, 2012).

10.1*	Second Amendment to Revolving Credit Agreement, dated June 29, 2012, by and among SunPower Corporation and Credit Agricole Corporate and Investment Bank, as administrative agent for the Lenders.
31.1*	Certification by Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a).
31.2*	Certification by Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a).
32.1*	Certification Furnished Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*+	XBRL Instance Document.
101.SCH*+	XBRL Taxonomy Schema Document.
101.CAL*+	XBRL Taxonomy Calculation Linkbase Document.
101.LAB*+	XBRL Taxonomy Label Linkbase Document.
101.PRE*+	XBRL Taxonomy Presentation Linkbase Document.
101.DEF*+	XBRL Taxonomy Definition Linkbase Document.

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

SUNPOWER CORPORATION

Dated: August 9, 2012	By:	/s/ CHARLES D. BOYNTON

Charles D. Boynton
Executive Vice President and
Chief Financial Officer

Index to Exhibits

Exhibit Number	Description
10.1*	Second Amendment to Revolving Credit Agreement, dated June 29, 2012, by and among SunPower Corporation and Credit Agricole Corporate and Investment Bank, as administrative agent for the Lenders.
31.1*	Certification by Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a).
31.2*	Certification by Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a).
32.1*	Certification Furnished Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*+	XBRL Instance Document.
101.SCH*+	XBRL Taxonomy Schema Document.
101.CAL*+	XBRL Taxonomy Calculation Linkbase Document.
101.LAB*+	XBRL Taxonomy Label Linkbase Document.
101.PRE*+	XBRL Taxonomy Presentation Linkbase Document.
101.DEF*+	XBRL Taxonomy Definition Linkbase Document.

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