Form 10-Q
period 2012-09-30
SUNPOWER CORP
filed 2012-11-02
CIK 867773

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2012
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

The total number of outstanding shares of the registrant’s common stock as of October 26, 2012 was 119,047,078.

d

SunPower Corporation

PART I. FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

SunPower Corporation
Condensed Consolidated Balance Sheets
(In thousands, except share data)
(unaudited)

	September 30, 2012	January 1, 2012 (1)
Assets
Current assets:
Cash and cash equivalents	$377,126	$725,618
Restricted cash and cash equivalents, current portion	11,275	52,279
Accounts receivable, net	297,696	438,633
Costs and estimated earnings in excess of billings	65,562	54,854
Inventories	407,210	445,501
Advances to suppliers, current portion	54,937	43,143
Project assets - plants and land, current portion	142,771	24,243
Prepaid expenses and other current assets (2)	584,669	502,879
Total current assets	1,941,246	2,287,150

Restricted cash and cash equivalents, net of current portion	13,939	27,276
Restricted long-term marketable securities	10,764	9,145
Property, plant and equipment, net	659,234	628,769
Project assets - plants and land, net of current portion	18,720	34,614
Goodwill	—	47,077
Other intangible assets, net	1,759	23,900
Advances to suppliers, net of current portion	302,577	284,378
Other long-term assets (2)	244,823	176,821
Total assets	$3,193,062	$3,519,130

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable (2)	$417,896	$441,655
Accrued liabilities	160,520	249,404
Billings in excess of costs and estimated earnings	139,625	170,828
Short-term debt	292,075	2,122
Convertible debt, current portion	—	196,710
Customer advances, current portion (2)	29,813	48,073
Total current liabilities	1,039,929	1,108,792

Long-term debt	100,952	364,273
Convertible debt, net of current portion	434,415	423,268
Customer advances, net of current portion (2)	240,254	181,946
Other long-term liabilities	257,236	166,126
Total liabilities	2,072,786	2,244,405
Commitments and contingencies (Note 8)
Stockholders' equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; none issued and outstanding as of both September 30, 2012 and January 1, 2012	—	—
Common stock, $0.001 par value, 367,500,000 shares authorized; 123,064,117 shares issued, and 119,046,999 outstanding as of September 30, 2012; 101,851,290 shares issued, and 100,475,533 shares outstanding as of January 1, 2012	119	100
Additional paid-in capital	1,914,697	1,845,964
Accumulated deficit	(757,312)	(550,064)
Accumulated other comprehensive income (loss)	(3,382)	7,142
Treasury stock, at cost; 4,017,118 shares of common stock as of September 30, 2012; 1,375,757 shares of common stock as of January 1, 2012	(33,846)	(28,417)
Total stockholders' equity	1,120,276	1,274,725
Total liabilities and stockholders' equity	$3,193,062	$3,519,130

(1)	As adjusted to reflect the balances of Tenesol S.A. ("Tenesol") beginning October 10, 2011, as required under the accounting guidelines for a transfer of an entity under common control (see Note 3).

(2)
The Company has related party balances in connection with transactions made with unconsolidated entities in which the Company has a direct equity investment. These related party balances are recorded within the "Prepaid expenses and other current assets," "Other long-term assets," "Accounts payable," "Customer advances, current portion," and "Customer advances, net of current portion" financial statement line items in the Condensed Consolidated Balance Sheets (see Note 5, Note 8, and Note 9).

The accompanying notes are an integral part of these condensed consolidated financial statements.

SunPower Corporation
Condensed Consolidated Statements of Operations
(In thousands, except per share data)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2012	October 2, 2011	September 30, 2012	October 2, 2011

Revenue	$648,948	$705,427	$1,738,976	$1,749,100
Cost of revenue	568,175	629,303	1,539,455	1,565,160
Gross margin	80,773	76,124	199,521	183,940
Operating expenses:
Research and development	14,956	12,664	45,786	41,565
Sales, general and administrative	69,714	76,329	208,388	243,364
Goodwill impairment	46,734	309,457	46,734	309,457
Other intangible asset impairment	12,847	40,301	12,847	40,301
Restructuring charges	10,544	637	61,189	13,945
Total operating expenses	154,795	439,388	374,944	648,632
Operating loss	(74,022)	(363,264)	(175,423)	(464,692)
Other income (expense), net:
Interest income	94	206	762	1,437
Interest expense	(25,834)	(17,096)	(63,935)	(48,414)
Gain on sale of equity interest in unconsolidated investee	—	10,989	—	10,989
Gain on share lending arrangement	50,645	—	50,645	—
Other, net	594	8,487	(4,984)	(10,066)
Other income (expense), net	25,499	2,586	(17,512)	(46,054)
Loss before income taxes and equity in earnings (loss) of unconsolidated investees	(48,523)	(360,678)	(192,935)	(510,746)
Provision for income taxes	(593)	(11,077)	(12,542)	(17,963)
Equity in earnings (loss) of unconsolidated investees	578	971	(1,772)	7,932
Net loss	$(48,538)	$(370,784)	$(207,249)	$(520,777)

Net loss per share of common stock:
Basic and diluted	$(0.41)	$(3.77)	$(1.78)	$(5.34)
Weighted-average shares:
Basic and diluted	118,952	98,259	116,408	97,456

The accompanying notes are an integral part of these condensed consolidated financial statements.

SunPower Corporation
Condensed Consolidated Statements of Comprehensive Loss
(In thousands)
(unaudited)

	Three Months Ended		Nine Months Ended
(In thousands)	September 30, 2012	October 2, 2011	September 30, 2012	October 2, 2011
Net loss	$(48,538)	$(370,784)	$(207,249)	$(520,777)
Components of comprehensive loss:
Translation adjustment	148	5,211	(1,802)	4,067
Net unrealized gain (loss) on derivatives (Note 11)	(2,611)	38,987	(10,738)	(2,008)
Income taxes	490	(4,483)	2,016	3,251
Net change in accumulated other comprehensive income (loss)	(1,973)	39,715	(10,524)	5,310
Total comprehensive loss	$(50,511)	$(331,069)	$(217,773)	$(515,467)

The accompanying notes are an integral part of these condensed consolidated financial statements.

SunPower Corporation
Condensed Consolidated Statements of Cash Flows
(In thousands)
(unaudited)

	Nine Months Ended
	September 30, 2012	October 2, 2011
Cash flows from operating activities:
Net loss	$(207,249)	$(520,777)
Adjustments to reconcile net income to net cash used in operating activities:
Stock-based compensation	33,179	37,829
Depreciation	82,747	83,979
Loss on retirement of property, plant and equipment	56,399	—
Amortization of other intangible assets	8,099	20,614
Goodwill impairment	46,734	309,457
Other intangible asset impairment	12,847	40,301
Loss on sale of investments	—	191
Loss (gain) on mark-to-market derivatives	(4)	(331)
Non-cash interest expense	29,336	21,112
Amortization of debt issuance costs	2,899	4,196
Amortization of promissory notes	—	3,486
Gain on change in equity interest in unconsolidated investee	—	(322)
Third-party inventories write-down	8,869	16,399
Gain on sale of equity interest in unconsolidated investee	—	(10,989)
Project assets write-down related to change in European government incentives	—	16,053
Equity in (earnings) loss of unconsolidated investees	1,772	(7,932)
Gain on share lending arrangement	(50,645)	—
Deferred income taxes and other tax liabilities	110	(860)
Changes in operating assets and liabilities, net of effect of acquisition:
Accounts receivable	124,865	(48,587)
Costs and estimated earnings in excess of billings	(10,709)	(3,304)
Inventories	29,992	(120,753)
Project assets	(101,917)	(43,242)
Prepaid expenses and other assets	(221,069)	(123,044)
Advances to suppliers	(29,993)	(9,535)
Accounts payable and other accrued liabilities	(38,063)	64,432
Billings in excess of costs and estimated earnings	(31,203)	14,345
Customer advances	40,048	(1,698)
Net cash used in operating activities	(212,956)	(258,980)
Cash flows from investing activities:
Decrease in restricted cash and cash equivalents	54,341	29,789
Purchase of property, plant and equipment	(79,033)	(85,528)
Proceeds from sale of equipment to third-party	419	501
Purchase of marketable securities	(1,436)	(8,962)
Proceeds from sales or maturities of available-for-sale securities	—	43,759
Cash received for sale of investment in unconsolidated investees	17,403	24,043
Cash paid for investments in unconsolidated investees	(10,000)	(80,000)
Net cash used in investing activities	(18,306)	(76,398)
Cash flows from financing activities:
Proceeds from issuance of bank loans, net of issuance costs	125,000	489,221
Proceeds from issuance of project loans, net of issuance costs	27,617	—
Proceeds from residential lease financing	26,809	—
Proceeds from recovery of claim in connection with share lending arrangement	50,645	—
Repayment of bank loans and other debt	(126,427)	(377,124)
Cash paid for repurchase of convertible debt	(198,608)	—
Proceeds from private offering of common stock, net of issuance costs	163,616	—
Cash distributions to Parent in connection with the transfer of entities under common control	(178,290)	—
Proceeds from warrant transactions	—	2,261
Proceeds from exercise of stock options	51	4,013
Purchases of stock for tax withholding obligations on vested restricted stock	(5,430)	(10,550)
Net cash provided by (used in) financing activities	(115,017)	107,821
Effect of exchange rate changes on cash and cash equivalents	(2,213)	(3,301)
Net decrease in cash and cash equivalents	(348,492)	(230,858)
Cash and cash equivalents at beginning of period	725,618	605,420
Cash and cash equivalents, end of period	$377,126	$374,562

Non-cash transactions:
Assignment of residential lease receivables to a third party financial institution	$10,259	$—
Property, plant and equipment acquisitions funded by liabilities	13,243	11,781
Non-cash interest expense capitalized and added to the cost of qualified assets	1,161	2,096
Issuance of warrants in connection with the Liquidity Support Agreement	50,327	—

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

Fiscal Years

The Company reports on a fiscal-year basis and ends its quarters on the Sunday closest to the end of the applicable calendar quarter, except in a 53-week fiscal year, in which case the additional week falls into the fourth quarter of that fiscal year. Both fiscal 2012 and 2011 consist of 52 weeks. The third quarter of fiscal 2012 ended on September 30, 2012, while the third quarter in fiscal 2011 ended on October 2, 2011.

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

In June 2011, the FASB amended its disclosure guidance related to the presentation of comprehensive income. This amendment eliminates the option to report other comprehensive income and its components in the statement of changes in equity and requires presentation and reclassification adjustments on the face of the income statement. In December, 2011, the FASB further amended its guidance to defer changes related to the presentation of reclassification adjustments indefinitely as a result of concerns raised by stakeholders that the new presentation requirements would be difficult for preparers and add unnecessary complexity to financial statements. The amendment (other than the portion regarding the presentation of reclassification adjustments which, as noted above, has been deferred indefinitely) became effective for the Company on January 2, 2012 and did not have any impact on its financial position. However, the Company now reports other comprehensive income and its components in a separate statement of comprehensive income for all presented periods.

In September 2011, the FASB amended its goodwill guidance by providing entities an option to use a qualitative approach to test goodwill for impairment. An entity will be able to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If it is concluded that the fair value is less than the carrying value, it is necessary to perform the currently prescribed two step goodwill impairment test. Otherwise, the two-step goodwill impairment test is not required. The amendment became effective for the Company on January 2, 2012 and did not have a material impact on its financial statements.

There have been no significant changes in the Company's significant accounting policies for the three and nine months ended September 30, 2012, as compared to the significant accounting policies described in the Company's Annual Report on Form 10-K for the fiscal year ended January 1, 2012 ("2011 Form 10-K"). Further, there has been no issued accounting guidance not yet adopted by the Company that it believes is material or potentially material to its condensed consolidated financial statements.

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

On December 23, 2011, the Company entered into a Stock Purchase Agreement with Total, under which it agreed to acquire 100% of the equity interest of Tenesol from Total for $165.4 million in cash. The Tenesol acquisition was consummated on January 31, 2012 (see Note 3). Contemporaneously with the execution of the Tenesol Stock Purchase Agreement, the Company entered into a Private Placement Agreement with Total, under which Total agreed to purchase, and the Company agreed to issue and sell 18.6 million shares of the Company's common stock for a purchase price of $8.80 per share, thereby increasing Total's ownership to approximately 66% of the Company's outstanding common stock as of that date. The sale was completed contemporaneously with the closing of the Tenesol acquisition.

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

In consideration for the commitments of Total S.A., under the Credit Support Agreement, the Company is required to pay Total S.A. a guarantee fee for each letter of credit that is the subject of a Guaranty and was outstanding for all or part of the preceding calendar quarter. The Company is also required to reimburse Total S.A. for payments made under any Guaranty and certain expenses of Total S.A., plus interest on both. In the three and nine months ended September 30, 2012, the Company incurred guaranty fees of $1.7 million and $5.2 million, respectively, to Total S.A.

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

Affiliation Agreement

In connection with the Tender Offer, the Company and Total entered into an Affiliation Agreement that governs the relationship between Total and the Company following the close of the Tender Offer (the "Affiliation Agreement"). Until the expiration of a standstill period (the "Standstill Period"), Total, Total S.A., any of their respective affiliates and certain other related parties (the "Total Group") may not effect, seek, or enter into discussions with any third-party regarding any transaction that would result in the Total Group beneficially owning shares of the Company in excess of certain thresholds, or request the Company or the Company's independent directors, officers or employees, to amend or waive any of the standstill restrictions applicable to the Total Group. The standstill provisions of the Affiliation Agreement do not apply to securities issued in connection with the Liquidity Support Agreement described below.

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

Compensation and Funding Agreement

In connection with the Liquidity Support Agreement, on February 28, 2012, the Company entered into a Compensation and Funding Agreement (the "Compensation and Funding Agreement") with Total S.A., pursuant to which, among other things, the Company and Total S.A. established the parameters for the terms of the Liquidity Support Facility and any liquidity injections that may be required to be provided by Total S.A. to the Company pursuant to the Liquidity Support Agreement. The Company has agreed in the Compensation and Funding Agreement to use commercially reasonable efforts to assist Total S.A. in the performance of its obligations under the Liquidity Support Agreement and to conduct, and to act in good faith in conducting, its affairs in a manner such that Total S.A.'s obligation under the Liquidity Support Agreement to provide Liquidity Injections will not be triggered or, if triggered, will be minimized. The Company has also agreed to use any cash provided under the facility in such a way as to minimize the need for further liquidity support. The Compensation and Funding Agreement required the Company to issue, in consideration for Total S.A.'s agreement to provide the Liquidity Support Facility, a warrant ("the Upfront Warrant") to Total that is exercisable to purchase a number of shares of the Company's common stock equal to $75.0 million, divided by the volume-weighted average price for the Company's common stock for the 30 trading-day period ending on the trading day immediately preceding the date of the calculation. The Upfront Warrant will be exercisable at any time for seven years after its issuance, provided that, so long as at least $25 million of the Company's convertible debt remains outstanding, such exercise will not cause "any person," including Total S.A., to, directly or indirectly, including through one or more wholly-owned subsidiaries, become the "beneficial owner" (as such terms are defined in Rule 13d-3 and Rule 13d-5 under the Securities and Exchange Act of 1934, as amended), of more than 74.99% of the voting power of the Company's common stock at such time, because “any person” becoming such “beneficial owner” would trigger the repurchase or conversion of the Company's existing convertible debt. On February 28, 2012, the Company issued to Total the Upfront Warrant to purchase 9,531,677 shares of the Company's common stock with an exercise price of $7.8685, subject to adjustment for customary anti-dilution and other events.

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

During the term of the Compensation and Funding Agreement, the Company will make certain cash payments to Total S.A. within 30 days after the end of each calendar quarter during for the term of the agreement as follow: (i) quarterly payment of a commitment fee in an amount equal to 0.25% of the unused portion of the $600 million Liquidity Support Facility as of the end of such quarter; and (ii) quarterly payment of a guarantee fee in an amount equal to 2.75% per annum of the average amount of the Company's indebtedness that is guaranteed by Total S.A. pursuant to any guaranty issued in accordance with the terms of the Compensation and Funding Agreement during such quarter. Any payment obligations of the Company to Total S.A. under the Compensation and Funding Agreement that are not paid when due shall accrue interest until paid in full at a rate equal to 6-month U.S. LIBOR as in effect from time to time plus 5.00% per annum. In the three and nine months ended September 30, 2012, the Company incurred commitment fees of $1.4 million and $3.5 million, respectively, to Total S.A.

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

The Condensed Consolidated Balance Sheets and Condensed Consolidated Statements of Operations of the Company as of and for the twelve months ended January 1, 2012 as reported previously and as adjusted in this report are as follows:

	As of
	January 1, 2012
	As Adjusted for the Change in Reporting Entity	As Previously Reported in the 2011 Annual Report on Form 10-K
Assets
Current assets:
Cash and cash equivalents	$725,618	$657,934
Restricted cash and cash equivalents, current portion	52,279	52,279
Accounts receivable, net	438,633	390,262
Costs and estimated earnings in excess of billings	54,854	54,854
Inventories	445,501	397,262
Advances to suppliers, current portion	43,143	43,143
Project assets - plants and land, current portion	24,243	24,243
Prepaid expenses and other current assets	502,879	482,691
Total current assets	2,287,150	2,102,668

Restricted cash and cash equivalents, net of current portion	27,276	27,276
Restricted long-term marketable securities	9,145	9,145
Property, plant and equipment, net	628,769	607,456
Project assets - plants and land, net of current portion	34,614	34,614
Goodwill	47,077	35,990
Other intangible assets, net	23,900	4,848
Advances to suppliers, net of current portion	284,378	278,996
Other long-term assets	176,821	174,204
Total assets	$3,519,130	$3,275,197

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$441,655	$416,615
Accrued liabilities	249,404	234,688
Billings in excess of costs and estimated earnings	170,828	170,828
Short-term debt	2,122	—
Convertible debt, current portion	196,710	196,710
Customer advances, current portion	48,073	46,139
Total current liabilities	1,108,792	1,064,980

Long-term debt	364,273	355,000
Convertible debt, net of current portion	423,268	423,268
Customer advances, net of current portion	181,946	181,947
Other long-term liabilities	166,126	152,492
Total liabilities	2,244,405	2,177,687
Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; none issued and outstanding as of January 1, 2012	—	—
Common stock, $0.001 par value, 367,500,000 shares authorized; 101,851,290 shares issued, and 100,475,533 shares outstanding as of January 1, 2012	100	100
Additional paid-in capital	1,845,964	1,657,474
Accumulated deficit	(550,064)	(540,187)
Accumulated other comprehensive income	7,142	8,540
Treasury stock, at cost; 1,375,757 shares of common stock as of January 1, 2012	(28,417)	(28,417)
Total stockholders' equity	1,274,725	1,097,510
Total liabilities and stockholders' equity	$3,519,130	$3,275,197

	Year Ended
	January 1, 2012
	As Adjusted for the Change in Reporting Entity	As Previously Reported in the 2011 Annual Report on Form 10-K

Revenue	$2,374,376	$2,312,494
Cost of revenue	2,148,157	2,084,291
Gross margin	226,219	228,203
Operating expenses:
Research and development	57,775	57,775
Sales, general and administrative	331,380	319,719
Goodwill impairment	309,457	309,457
Other intangible asset impairment	40,301	40,301
Restructuring charges	21,403	21,403
Total operating expenses	760,316	748,655
Operating loss	(534,098)	(520,452)
Other expense, net:
Interest income	2,337	2,054
Interest expense	(67,253)	(67,022)
Gain on change in equity interest in unconsolidated investee	322	322
Gain on sale of equity interest in unconsolidated investee	5,937	5,937
Gain on mark-to-market derivatives	343	343
Other, net	(10,120)	(8,281)
Other expense, net	(68,434)	(66,647)
Loss before income taxes and equity in earnings of unconsolidated investees	(602,532)	(587,099)
Provision for income taxes	(17,208)	(22,099)
Equity in losses of unconsolidated investees	6,003	6,003
Net loss	$(613,737)	$(603,195)

Net loss per share of common stock:
Basic and diluted	$(6.28)	$(6.18)
Weighted-average shares:
Basic and diluted	97,724	97,724

Note 4. GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

The following table presents the changes in the carrying amount of goodwill under the Company's reportable business segments:

(In thousands)	Americas	EMEA	APAC	Total
As of January 1, 2012 (1)	$35,990	$11,087	$—	$47,077
Goodwill impairment	(35,990)	(10,744)	—	(46,734)
Translation adjustment	—	(343)	—	(343)
As of September 30, 2012	$—	$—	$—	$—

(1)	As adjusted to reflect the balances of Tenesol beginning October 10, 2011, as required under the accounting guidelines for a transfer of an entity under common control (see Note 3).

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

The Company conducts its annual impairment test of goodwill as of the Sunday closest to the end of the third fiscal quarter of each year. Impairment of goodwill is tested at the Company's reporting unit level. Management determined that the Americas Segment, the EMEA Segment, and the APAC Segment are also the reporting units. In estimating the fair value of the reporting units, the Company makes estimates and judgments about its future cash flows using an income approach defined as Level 3 inputs under fair value measurement standards. The income approach, specifically a discounted cash flow analysis, included assumptions for, among others, forecasted revenue, gross margin, operating income, working capital cash flow, perpetual growth rates and long-term discount rates, all of which require significant judgment by management. The sum of the fair values of the Company's reporting units are also compared to its external market capitalization to determine the appropriateness of its assumptions and adjusted, if appropriate. These assumptions took into account the current industry environment and its impact on the Company's business.

Based on the impairment test as of September 30, 2012, the Company determined that the carrying value of the Americas and EMEA reporting units exceeded their fair value. As a result, the Company performed the second step of the impairment analysis for the two reporting units discussed above. The Company's calculation of the implied fair value of goodwill included significant assumptions for, among others, the fair values of recognized assets and liabilities and of unrecognized intangible assets, all of which require significant judgment by management. The Company calculated that the implied fair value of goodwill for the two reporting units was zero and therefore recorded a goodwill impairment loss of $46.7 million, representing all of the goodwill associated with these reporting units. Based on the impairment test performed as of October 2, 2011, the Company recorded a goodwill impairment loss of $309.5 million related to the EMEA reporting unit.

Intangible Assets

The following tables present details of the Company's acquired other intangible assets:

(In thousands)	Gross	Accumulated Amortization	Net
As of September 30, 2012
Patents, trade names and purchased technology	$49,892	$(49,892)	$—
Purchased in-process research and development	1,000	(319)	681
Customer relationships and other	28,376	(27,298)	1,078
	$79,268	$(77,509)	$1,759

As of January 1, 2012 (1)
Patents, trade names and purchased technology	$52,992	$(50,280)	$2,712
Purchased in-process research and development	1,000	(195)	805
Customer relationships and other	45,910	(25,527)	20,383
	$99,902	$(76,002)	$23,900

(1)	As adjusted to reflect the balances of Tenesol beginning October 10, 2011, as required under the accounting guidelines for a transfer of an entity under common control (see Note 3).

All of the Company's acquired other intangible assets are subject to amortization. Aggregate amortization expense for other intangible assets totaled $2.6 million and $8.1 million in the three and nine months ended September 30, 2012, respectively, and $6.7 million and $20.6 million in the three and nine months ended October 2, 2011, respectively.

The Company reviews intangible assets for impairment whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. During the third quarter of fiscal 2012, the Company determined that the carrying value of certain intangible assets in Europe were no longer recoverable based on a discrete evaluation of the nature of the intangible assets, incorporating the effect of declines in regional operating results. As a result, the Company recognized an impairment loss of $12.8 million on its Condensed Consolidated Statement of Operations for the three and nine months ended September 30, 2012.

During the third quarter of fiscal 2011, the Company determined the carrying value of certain intangible assets related to strategic acquisitions of EPC and O&M project pipelines in Europe were no longer recoverable and recognized an impairment loss of $40.3 million on its Condensed Consolidated Statement of Operations for the three and nine months ended October 2, 2011. The Company determined that the carrying value of the intangible assets was not recoverable as the carrying value of the asset group which contained the intangible assets exceeded the undiscounted cash flows of the asset group for a period of time commensurate with the remaining useful life of the primary asset of the group plus a salvage value of the asset group at the end of this period. The impairment loss was calculated by comparing the fair value of the intangible assets to their carrying value. In calculating the fair value of the intangible assets, the Company utilized discounted cash flow assumptions related to the acquired EPC and O&M project pipelines in Europe. The significant decline in fair value of the intangible assets was primarily attributable to the change in government incentives in Europe.

As of September 30, 2012, the estimated future amortization expense related to other intangible assets is as follows:

(In thousands)	Amount
Year
2012 (remaining three months)	$1,015
2013	272
2014	167
2015	166
2016	139
$1,759

Note 5. BALANCE SHEET COMPONENTS

	As of
(In thousands)	September 30, 2012	January 1, 2012
Accounts receivable, net:
Accounts receivable, gross	$326,011	$468,320
Less: allowance for doubtful accounts	(22,687)	(21,039)
Less: allowance for sales returns	(5,628)	(8,648)
	$297,696	$438,633

Inventories:
Raw materials	$75,118	$78,050
Work-in-process	74,621	79,397
Finished goods	257,471	288,054
	$407,210	$445,501

Prepaid expenses and other current assets:
VAT receivables, current portion	$98,918	$68,993
Foreign currency derivatives	4,325	34,422
Income tax receivable	4,383	19,541
Deferred project costs	325,804	183,789
Other current assets	30,930	20,006
Other receivables (1)	86,435	146,135
Other prepaid expenses	33,874	29,993
	$584,669	$502,879

(1)
Includes tolling agreements with suppliers in which the Company provides polysilicon required for silicon ingot manufacturing and procures the manufactured silicon ingots from the suppliers (see Notes 8 and 9).

Project assets - plants and land:
Project assets — plants	$112,135	$31,469
Project assets — land	49,356	27,388
	$161,491	$58,857
Project assets - plants and land, current portion	$142,771	$24,243
Project assets - plants and land, net of current portion	$18,720	$34,614

Property, plant and equipment, net:
Land and buildings	$20,082	$13,912
Leasehold improvements	211,802	244,913
Manufacturing equipment (2)	568,765	625,019
Computer equipment	75,098	69,694
Solar power systems	119,534	18,631
Furniture and fixtures	7,569	7,172
Construction-in-process	25,307	46,762
	1,028,157	1,026,103
Less: accumulated depreciation (3)	(368,923)	(397,334)
	$659,234	$628,769

(2)
The Company's mortgage loan agreement with International Finance Corporation ("IFC") is collateralized by certain manufacturing equipment with a net book value of $168.9 million and $196.6 million as of September 30, 2012 and January 1, 2012, respectively. The Company also provided security for advance payments received from a third party in fiscal 2008 in the form of collateralized manufacturing equipment with a net book value of $17.6 million and $21.1 million as of September 30, 2012 and January 1, 2012, respectively.

(3)
Total depreciation expense was $24.4 million and $82.7 million for the three and nine months ended September 30, 2012, respectively and $30.3 million and $84.0 million for the three and nine months ended October 2, 2011, respectively.

	As of
(In thousands)	September 30, 2012	January 1, 2012
Property, plant and equipment, net by geography (4):
Philippines	$401,027	$490,074
United States	191,448	93,436
Mexico	34,452	21,686
Europe	30,070	20,830
Other	2,237	2,743
	$659,234	$628,769

(4)	Property, plant and equipment, net are based on the physical location of the assets.

The below table presents the cash and non-cash interest expense capitalized to property, plant and equipment and project assets during the three and nine months ended September 30, 2012 and October 2, 2011, respectively.

	Three Months Ended		Nine Months Ended
(In thousands)	September 30, 2012	October 2, 2011	September 30, 2012	October 2, 2011
Interest expense:
Interest cost incurred	$(26,912)	$(18,729)	$(66,899)	$(52,832)
Cash interest cost capitalized - property, plant and equipment	272	297	859	1,182
Non-cash interest cost capitalized - property, plant and equipment	142	113	444	834
Cash interest cost capitalized - project assets - plant and land	395	534	944	1,140
Non-cash interest cost capitalized - project assets - plant and land	269	689	717	1,262
Interest expense	$(25,834)	$(17,096)	$(63,935)	$(48,414)

	As of
(In thousands)	September 30, 2012	January 1, 2012
Other long-term assets:
Equity method investments	$107,280	$129,929
Bond hedge derivative	1,563	840
Cost method investments	14,918	4,918
VAT receivables, net of current portion	—	6,020
Long-term debt issuance costs	43,766	10,734
Other	77,296	24,380
	$244,823	$176,821

	As of
(In thousands)	September 30, 2012	January 1, 2012
Accrued liabilities:
VAT payables	$3,333	$47,034
Foreign currency derivatives	3,494	14,935
Short-term warranty reserves	10,751	15,034
Interest payable	8,933	7,288
Deferred revenue	13,005	48,115
Employee compensation and employee benefits	36,836	35,375
Other	84,168	81,623
	$160,520	$249,404

Other long-term liabilities:
Embedded conversion option derivatives	$1,563	$844
Long-term warranty reserves	98,901	79,289
Deferred revenue	84,825	31,988
Unrecognized tax benefits	29,756	29,256
Other	42,191	24,749
	$257,236	$166,126

Accumulated other comprehensive income (loss):
Cumulative translation adjustment	$(3,162)	$(1,360)
Net unrealized gain on derivatives	(265)	10,473
Deferred taxes	45	(1,971)
	$(3,382)	$7,142

Note 6. FAIR VALUE MEASUREMENTS

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The Company measures certain assets and liabilities at fair value on a recurring basis. There were no transfers between fair value measurement levels during the nine months ended September 30, 2012 or October 2, 2011, respectively. The Company did not have any assets or liabilities measured at fair value on a recurring basis requiring Level 3 inputs as of September 30, 2012 or January 1, 2012.

The following table summarizes the Company's assets and liabilities measured and recorded at fair value on a recurring basis as of September 30, 2012 and January 1, 2012, respectively:

	September 30, 2012			January 1, 2012
(In thousands)	Total	Level 1	Level 2	Total	Level 1	Level 2
Assets
Cash and cash equivalents:
Money market funds (1)	$160,000	$160,000	$—	$187,538	$187,538	$—
Prepaid expenses and other current assets:
Foreign currency derivatives (Note 11)	4,325	—	4,325	34,422	—	34,422
Other long-term assets:
Debt derivatives (Note 10)	1,563	—	1,563	840	—	840
Total assets	$165,888	$160,000	$5,888	$222,800	$187,538	$35,262
Liabilities
Accrued liabilities:
Foreign currency derivatives (Note 11)	$3,494	$—	$3,494	$14,935	$—	$14,935
Other long-term liabilities:
Debt derivatives (Note 10)	1,563	—	1,563	844	—	844
Total liabilities	$5,057	$—	$5,057	$15,779	$—	$15,779

(1)
The Company's cash equivalents consist of money market fund instruments which are classified as available-for-sale and within Level 1 of the fair value hierarchy because they are valued using quoted market prices for identical instruments in active markets.

Other financial instruments, including the Company's accounts receivable, accounts payable and accrued liabilities, are carried at cost, which generally approximates fair value due to the short-term nature of these instruments.

Debt Derivatives

The 4.50% Bond Hedge and the embedded cash conversion option within 4.50% debentures (as defined in Note 10) are classified as derivative instruments that require mark-to-market treatment with changes in fair value reported in the Company's Condensed Consolidated Statements of Operations. The fair value of these derivative instruments were determined utilizing the following Level 2 inputs:

	As of (1)
	September 30, 2012	January 1, 2012
Stock price	$4.51	$6.23
Exercise price	$22.53	$22.53
Interest rate	0.39%	0.84%
Stock volatility	59.50%	44.00%
Credit risk adjustment	1.58%	1.93%
Maturity date	February 18, 2015	February 18, 2015

(1)
The valuation model utilizes these inputs to value the right but not the obligation to purchase one share at $22.53. The Company utilized a Black-Scholes valuation model to value the 4.50% Bond Hedge and embedded cash conversion option. The underlying input assumptions were determined as follows:

(i)	Stock price. The closing price of the Company's common stock on the last trading day of the quarter.

(ii)	Exercise price. The exercise price of the 4.50% Bond Hedge and the embedded cash conversion option.

(iii)	Interest rate. The Treasury Strip rate associated with the life of the 4.50% Bond Hedge and the embedded cash conversion option.

(iv)	Stock volatility. The volatility of the Company's common stock over the life of the 4.50% Bond Hedge and the embedded cash conversion option.

(v)	Credit risk adjustment. Represents the weighted average of the credit default swap rate of the counterparties.

Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis

The Company measures certain investments and non-financial assets (including project assets, property, plant and equipment, and other intangible assets) at fair value on a non-recurring basis in periods after initial measurement in circumstances when the fair value of such asset is impaired below its recorded cost. Information regarding the Company's goodwill and other intangible asset balances are disclosed in Note 4.

Debt Securities

The Company's debt securities consist of Philippine government bonds, classified as held-to-maturity, which are maintained as collateral for present and future business transactions within the country. These bonds have maturity dates of up to 5 years with a carrying value of $10.8 million as of September 30, 2012 and $9.1 million as of January 1, 2012, which are classified as "Restricted long-term marketable securities" on the Company's Condensed Consolidated Balance Sheets. The Company records such held-to-maturity investments at amortized cost based on its ability and intent to hold the securities until maturity. The Company monitors for changes in circumstances and events that would impact its ability and intent to hold such securities until the recorded amortized costs are recovered. The Company incurred no other-than-temporary impairment loss in the three and nine months ended September 30, 2012. The debt securities were categorized in Level 1 of the fair value hierarchy.

Equity and Cost Method Investments

The Company's equity and cost method investments in non-consolidated entities are comprised of convertible promissory notes, common and preferred stock. The Company monitors these investments, which are included in "Other long-term assets" within its Condensed Consolidated Balance Sheets, for impairment and records reductions in the carrying values when necessary. Circumstances that indicate an other-than-temporary decline include Level 2 measurements such as the valuation ascribed to the issuing company in subsequent financing rounds, decreases in quoted market prices, and declines in operations of the issuer. As of September 30, 2012 and January 1, 2012, the Company had $107.3 million and $129.9 million, respectively, in investments accounted for under the equity method and $14.9 million and $4.9 million, respectively, in investments accounted for under the cost method (see Note 9).

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

June 2011 Restructuring Plan

In response to reductions in European government incentives, which had a significant impact on the global solar market, on June 13, 2011, the Company's Board of Directors approved a restructuring plan (the "June 2011 Plan") to realign the Company's resources. The June 2011 Plan eliminated approximately 2% of the Company's global workforce, in addition to the consolidation or closure of certain facilities in Europe. Restructuring activities associated with the June 2011 Plan were substantially completed as of September 30, 2012.

The following table summarizes the restructuring charges recognized in the Company's Condensed Consolidated Statements of Operations:

	Three Months Ended		Nine Months Ended		Cumulative To Date
	September 30, 2012	October 2, 2011	September 30, 2012	October 2, 2011
April 2012 Plan:
Non-cash impairment charges	$6,155	$—	$49,561	$—	$49,561
Other costs	2,066	—	3,232	—	3,232
	8,221	—	52,793	—	52,793
December 2011 Plan:
Non-cash impairment charges	3,810	—	3,810	—	3,810
Severance and benefits	(110)	—	1,505	—	8,810
Lease and related termination costs	(1,671)	—	2,402	—	2,402
Other costs	70	—	369	—	541
	2,099	—	8,086	—	15,563
June 2011 Plan:
Severance and benefits	—	—	(160)	12,275	11,026
Lease and related termination costs	190	—	447	713	1,135
Other costs	34	637	23	957	2,075
	224	637	310	13,945	14,236
Total restructuring charges	$10,544	$637	$61,189	$13,945	$82,592

The following table summarizes the restructuring reserve activity during the nine months ended September 30, 2012:

	Nine Months Ended
(In thousands)	January 1, 2012	Charges (Benefits)	Payments	September 30, 2012
April 2012 Plan:
Other costs (1) (2)	—	3,232	(3,091)	141
December 2011 Plan:
Severance and benefits	3,344	1,505	(4,789)	60
Lease and related termination costs	—	2,402	(452)	1,950
Other costs (1) (2)	24	369	(265)	128
June 2011 Plan:
Severance and benefits (3)	2,204	(160)	(2,044)	—
Lease and related termination costs	688	447	(347)	788
Other costs (1)	64	23	(87)	—
Total restructuring liabilities	$6,324	$7,818	$(11,075)	$3,067

(1)	Other costs primarily represent associated legal services and costs associated with the decommissioning of Fab 1 assets.

(2)	The reserve balance excludes non-cash impairment charges incurred in connection with the April 2012 Plan and December 2011 Plan during the nine months ended September 30, 2012.

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

The Company has additionally entered into sale-leaseback arrangements under which nine solar power systems have been sold to unaffiliated third parties and subsequently leased back under operating leases over minimum lease terms of up to 20 years. Separately, the Company entered into power purchase agreements ("PPAs") with end customers, who host the leased solar power systems and buy the electricity directly from the Company under PPAs with a duration of up to 20 years. At the end of each lease term, the Company has the option to purchase the systems at fair value or remove the systems. The deferred profit on the sale of the systems is recognized over the minimum term of the lease.

The Company additionally leases certain buildings, machinery and equipment under capital leases for terms up to 12 years.

Future minimum obligations under all non-cancellable leases as of September 30, 2012 are as follows:

	Capital Lease	Operating Lease
(In thousands)	Amount	Amount
Year
2012 (remaining three months)	$477	$5,434
2013	2,043	16,116
2014	1,387	14,025
2015	1,196	12,835
2016	951	11,738
Thereafter	3,252	55,905
	$9,306	$116,053

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

The Company also has agreements with several suppliers, including some of its non-consolidated joint ventures, for the procurement of polysilicon, ingots, wafers, solar cells, solar panels, and Solar Renewable Energy Credits ("SRECs") which specify future quantities and pricing of products to be supplied by the vendors for periods up to 10 years and provide for certain consequences, such as forfeiture of advanced deposits and liquidated damages relating to previous purchases, in the event that the Company terminates the arrangements. Where pricing is specified for future periods, with two of our ingot/wafer suppliers, the Company may reduce its purchase commitment under the contract if the Company obtains a bona fide third party offer at a price that is a certain percentage lower than the applicable purchase price in the existing contract. If market prices decrease, the Company intends to use such provisions to either move its purchasing to another supplier or to seek to force the initial supplier to reduce its price to remain competitive with market pricing. These two contracts constitute approximately 1% of the aggregate purchase commitments shown.

As of September 30, 2012, total obligations related to non-cancellable purchase orders totaled $0.2 billion and long-term supply agreements with suppliers totaled $2.2 billion. Of the total future purchase commitments of $2.4 billion as of

September 30, 2012, $90.8 million are for commitments to related parties. Future purchase obligations under non-cancellable purchase orders and long-term supply agreements as of September 30, 2012 are as follows:

(In thousands)	Amount
Year
2012 (remaining three months)	$466,497
2013	170,661
2014	359,228
2015	361,218
2016	327,268
Thereafter	711,412
$2,396,284

The Company has tolling agreements with suppliers in which the Company provides polysilicon required for silicon ingot manufacturing and procures the manufactured silicon ingots from the supplier. Annual future purchase commitments in the table above are calculated using the gross future purchase obligations of the Company and are not reduced by tolling agreements and non-cancellable SREC sales arrangements. Total future purchase commitments as of September 30, 2012 would be reduced by $43.8 million had the Company's obligations under such agreements been disclosed using net cash outflows.

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

Advances to Suppliers

As noted above, the Company has entered into agreements with various polysilicon, ingot, wafer, solar cell, and solar panel vendors that specify future quantities and pricing of products to be supplied by the vendors for periods up to 10 years. Certain agreements also provide for penalties or forfeiture of advanced deposits in the event the Company terminates the arrangements. Under certain agreements, the Company is required to make prepayments to the vendors over the terms of the arrangements. During the three and nine months ended September 30, 2012, the Company paid advances totaling $15.4 million and $42.5 million, respectively, in accordance with the terms of existing long-term supply agreements. As of September 30, 2012 and January 1, 2012, advances to suppliers totaled $357.5 million and $327.5 million, respectively, the current portion of which is $54.9 million and $43.1 million, respectively. Two suppliers accounted for 74% and 23% of total advances to suppliers as of September 30, 2012, and 74% and 20% as of January 1, 2012.

The Company's future prepayment obligations related to these agreements as of September 30, 2012 are as follows:

(In thousands)	Amount
Year
2012 (remaining three months)	$9,648
2013	72,839
2014	65,791
$148,278

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

Provisions for warranty reserves charged to cost of revenue were $7.4 million and $20.7 million in the three and nine months ended September 30, 2012, respectively, and $6.4 million and $24.8 million in the three and nine months ended October 2, 2011, respectively:

	Three Months Ended		Nine Months Ended
(In thousands)	September 30, 2012	October 2, 2011	September 30, 2012	October 2, 2011
Balance at the beginning of the period (1)	$104,439	$79,261	$94,323	$63,562
Accruals for warranties issued during the period	7,387	6,435	20,692	24,803
Settlements made during the period	(2,174)	(2,031)	(5,363)	(4,700)
Balance at the end of the period	$109,652	$83,665	$109,652	$83,665

(1)	As adjusted to reflect the balances of Tenesol beginning October 10, 2011, as required under the accounting guidelines for a transfer of an entity under common control (see Note 3).

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

Future Financing Commitments

The Company is required to provide certain funding under the joint venture agreement with AU Optronics Singapore Pte. Ltd. ("AUO") and another financing agreement with a third party, subject to certain conditions (see Note 9).

The Company's future financing obligations related to these agreements as of September 30, 2012 are as follows:

(In thousands)	Amount
Year
2012 (remaining three months)	$47,770
2013	101,400
2014	96,770
$245,940

Liabilities Associated with Uncertain Tax Positions

Total liabilities associated with uncertain tax positions were $29.8 million and $29.3 million as of September 30, 2012 and January 1, 2012, respectively, and are included in "Other long-term liabilities" in the Company's Condensed Consolidated Balance Sheets as they are not expected to be paid within the next twelve months. Due to the complexity and uncertainty associated with its tax positions, the Company cannot make a reasonably reliable estimate of the period in which cash settlement, if any, would be made for its liabilities associated with uncertain tax positions in other long-term liabilities (see Note 12).

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

Note 9. EQUITY METHOD INVESTMENTS

The Company accounts for its equity interests in the below unconsolidated investees under the equity method of accounting as it has the ability to exercise significant influence, but does not own a majority equity interest in, or otherwise control, the investees. As of September 30, 2012 and January 1, 2012, the Company's carrying value of its equity method investments totaled $107.3 million and $129.9 million, respectively, and is classified as “Other long-term assets” in its Condensed Consolidated Balance Sheets. The Company's share of the investees' results totaled earnings of $0.6 million and losses of $1.8 million in the three and nine months ended September 30, 2012, respectively, and earnings of $1.0 million and $7.9 million in the three and nine months ended October 2, 2011, respectively, which are included in “Equity in earnings (loss) of unconsolidated investees” in its Condensed Consolidated Statements of Operations.

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

Related Party Transactions with Equity Method Investees:

	As of
(In thousands)	September 30, 2012	January 1, 2012
Accounts receivable	$18,748	$74,396
Accounts payable	35,995	109,700

	Three Months Ended		Nine Months Ended
(In thousands)	September 30, 2012	October 2, 2011	September 30, 2012	October 2, 2011
Payments made to equity method investees for products/services	$123,112	$81,798	$452,379	$216,925

Equity Investment and Joint Venture with AUOSP

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

The Company and AUO are not permitted to transfer any of AUOSP's shares held by them, except to each other and to their direct or indirect wholly-owned subsidiaries. In the joint venture agreement, the Company and AUO agreed to each contribute additional amounts through 2014 amounting to $241.0 million, or such lesser amount as the parties may mutually agree. In addition, if AUOSP, SPTL or AUO requests additional equity financing to AUOSP, then SPTL and AUO will each be required to make additional cash contributions of up to $50.0 million in the aggregate (See Note 8).

The Company has concluded that it is not the primary beneficiary of AUOSP since, although the Company and AUO are both obligated to absorb losses or have the right to receive benefits, the Company alone does not have the power to direct the activities of AUOSP that most significantly impact its economic performance. In making this determination the Company considered the shared power arrangement, including equal board governance for significant decisions, elective appointment, and the fact that both parties contribute to the activities that most significantly impact the joint venture's economic performance. The Company accounts for its investment in AUOSP using the equity method as a result of the shared power arrangement. As of September 30, 2012, the Company's maximum exposure to loss as a result of its involvement with AUOSP is limited to the carrying value of its investment.

Equity Investment in First Philec Solar Corporation ("First Philec Solar")

The Company and First Philippine Electric Corporation ("First Philec") formed First Philec Solar in fiscal 2007, a jointly owned entity to provide wafer slicing services of silicon ingots to the Company in the Philippines. The Company supplied to First Philec Solar silicon ingots and technology required for slicing silicon. Once manufactured, the Company purchased the completed silicon wafers from First Philec Solar under a six-year wafering supply and sales agreement, which the Company terminated in the third quarter of fiscal 2012. There is no obligation or expectation for the Company to provide additional funding to First Philec Solar.

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

Equity Investment in Woongjin Energy Co., Ltd ("Woongjin Energy")

The Company and Woongjin Holdings Co., Ltd. ("Woongjin") formed Woongjin Energy in fiscal 2006, a jointly owned entity to manufacture monocrystalline silicon ingots in Korea. The Company supplies polysilicon, services, and technical support required for silicon ingot manufacturing to Woongjin Energy. Once manufactured, the Company purchases the silicon ingots from Woongjin Energy under a nine-year agreement through 2016. There is no obligation or expectation for the Company to provide additional funding to Woongjin Energy.

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

Note 10. DEBT AND CREDIT SOURCES

The following table summarizes the Company's outstanding debt as of September 30, 2012 and the related maturity dates:

		Payments Due by Period
(In thousands)	Face Value	2012 (remaining three months)	2013	2014	2015	2016	Beyond 2016
Convertible debt:
4.50% debentures	$250,000	$—	$—	$—	$250,000	$—	$—
4.75% debentures	230,000	—	—	230,000	—	—	—
0.75% debentures	79	—	—	—	79	—	—
IFC mortgage loan	75,000	—	12,500	15,000	15,000	15,000	17,500
CEDA loan	30,000	—	—	—	—	—	30,000
Credit Agricole revolving credit facility	250,000	—	250,000	—	—	—	—
Other debt (1)	28,720	27,659	—	—	—	—	1,061
	$863,799	$27,659	$262,500	$245,000	$265,079	$15,000	$48,561

(1)	The balance of Other debt excludes payments related to capital leases which are disclosed in Note 8. "Commitments and Contingencies" to these condensed consolidated financial statements.

Convertible Debt

The following table summarizes the Company's outstanding convertible debt:

	September 30, 2012			January 1, 2012
(In thousands)	Carrying Value	Face Value	Fair Value (1)	Carrying Value	Face Value	Fair Value (1)
Convertible debt:
4.50% debentures	$204,336	$250,000	$227,650	$193,189	$250,000	$205,905
4.75% debentures	230,000	230,000	208,150	230,000	230,000	200,967
1.25% debentures	—	—	—	196,710	198,608	197,615
0.75% debentures	79	79	79	79	79	79
	$434,415	$480,079	$435,879	$619,978	$678,687	$604,566

(1)	The fair value of the convertible debt was determined using Level 1 inputs based on quarterly market prices as reported by an independent pricing source.

4.50% Debentures

In fiscal 2010, the Company issued $250.0 million in principal amount of its 4.50% senior cash convertible debentures ("4.50% debentures"). Interest is payable semi-annually, on March 15 and September 15 of each year, at a rate of 4.50% per annum which commenced on September 15, 2010. The 4.50% debentures mature on March 15, 2015 unless repurchased or converted in accordance with their terms prior to such date.

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

The embedded cash conversion option within the 4.50% debentures is a derivative instrument that is required to be separated from the 4.50% debentures and accounted for separately as a derivative instrument (derivative liability) with changes in fair value reported in the Company's Condensed Consolidated Statements of Operations until such transactions settle or expire. The initial fair value liability of the embedded cash conversion option is classified within "Other long-term liabilities" and simultaneously reduces the carrying value of "Convertible debt, net of current portion" in the Company's Condensed Consolidated Balance Sheet.

During the three and nine months ended September 30, 2012, the Company recognized a non-cash gain of $0.9 million and non-cash loss of $0.8 million, respectively, recorded in "Other, net" in the Company's Condensed Consolidated Statement of Operations related to the change in fair value of the embedded cash conversion option. In the three and nine months ended October 2, 2011, the Company recognized a non-cash gain of $65.8 million and $34.2 million, respectively, recorded in "Other, net" in the Company's Condensed Consolidated Statement of Operations related to the change in fair value of the embedded cash conversion option.

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

During the three and nine months ended September 30, 2012, the Company recognized a non-cash loss of $0.9 million and a non-cash gain of $0.8 million, respectively, in "Other, net" in the Company's Condensed Consolidated Statement of Operations related to the change in fair value of the 4.50% Bond Hedge. In the three and nine months ended October 2, 2011, the Company recognized a non-cash loss of $65.3 million and $33.8 million, respectively, in "Other, net" in the Company's Condensed Consolidated Statement of Operations related to the change in fair value of the 4.50% Bond Hedge.

4.75% Debentures

In May 2009, the Company issued $230.0 million in principal amount of its 4.75% senior convertible debentures ("4.75% debentures"). Interest on the 4.75% debentures is payable on April 15 and October 15 of each year. Holders of the 4.75% debentures are able to exercise their right to convert the debentures at any time into shares of the Company's common stock at a conversion price equal to $26.40 per share. The applicable conversion rate may adjust in certain circumstances, including upon a fundamental change, as described in the indenture governing the 4.75% debentures. If not earlier converted, the 4.75% debentures mature on April 15, 2014. Holders may also require the Company to repurchase all or a portion of their 4.75% debentures upon a fundamental change at a cash repurchase price equal to 100% of the principal amount plus accrued and unpaid interest. In the event of certain events of default, such as the Company's failure to make certain payments or perform or observe certain obligations thereunder, Wells Fargo, the trustee, or holders of a specified amount of then-outstanding 4.75% debentures will have the right to declare all amounts then outstanding due and payable.

Call Spread Overlay with Respect to the 4.75% Debentures ("CSO2014")

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

1.25% Debentures

In fiscal 2007, the Company issued $200.0 million in principal amount of its 1.25% senior convertible debentures and received net proceeds of $194.0 million. During the fourth quarter of fiscal 2008, the Company received notices for the conversion of $1.4 million in principal amount of the 1.25% debentures which it settled for $1.2 million in cash and 1,000 shares of common stock. As of January 1, 2012, an aggregate principal amount of $198.6 million of the 1.25% debentures remained issued and outstanding. The 1.25% debentures had a maturity date of February 15, 2027 unless repurchased or converted in accordance with their terms prior to such date. Holders had the option to require the Company to repurchase all or a portion of their 1.25% debentures on each of February 15, 2012, February 15, 2017 and February 15, 2022, or if the Company experiences certain types of corporate transactions constituting a fundamental change, as defined in the indenture governing the 1.25% debentures. In addition, the Company could redeem some or all of the 1.25% debentures on or after February 15, 2012. Accordingly, the Company classified the 1.25% debentures as short-term liabilities in the Condensed Consolidated Balance Sheets as of January 1, 2012. On February 16, 2012, based upon the exercise of the holders' put rights, the Company repurchased $198.6 million in principal amount of the 1.25% debentures at a cash price of $199.8 million, representing 100% of the principal amount of the 1.25% debentures plus accrued and unpaid interest. None of the 1.25% debentures remained issued and outstanding after the repurchase.

Other Debt and Credit Sources

Mortgage Loan Agreement with IFC

On May 6, 2010, the Company entered into a mortgage loan agreement with IFC. Under the loan agreement, the Company may borrow up to $75.0 million during the first two years, and shall repay the amount borrowed, starting 2 years after the date of borrowing, in 10 semiannual installments over the following 5 years. The Company shall pay interest of LIBOR plus 3% per annum on outstanding borrowings, and a front-end fee of 1% on the principal amount of borrowings at the time of borrowing, and a commitment fee of 0.5% per annum on funds available for borrowing and not borrowed. The Company may prepay all or a part of the outstanding principal, subject to a 1% prepayment premium. The loan agreement includes conditions to disbursements, representations, covenants, and events of default customary for financing transactions of this type. Covenants in the loan agreement include, but are not limited to, requirements that the Company maintain certain financial ratios including defined current ratios, restrictions on the Company's ability to issue dividends, incur indebtedness, create or incur liens on assets, and make loans to or investments in third parties. Conditions to disbursement include, but are not limited to, requirements that the Company pledge certain assets as collateral supporting repayment obligations (see Note 5). Additionally, in accordance with the terms of the agreement, the Company is required to establish a debt service reserve account which shall contain the amount, as determined by IFC, equal to the aggregate principal and interest due on the next succeeding interest payment date after such date. As of September 30, 2012 and January 1, 2012, the Company had restricted cash and cash equivalents of $6.4 million and $1.3 million, respectively, related to the IFC debt service reserve.

The Company's outstanding borrowings under the mortgage loan agreement with IFC on its Condensed Consolidated Balance Sheets is as follows:

	As of
(In thousands)	September 30, 2012	January 1, 2012
Short-term debt	$12,500	$—
Long-term debt	62,500	75,000
	$75,000	$75,000

Loan Agreement with California Enterprise Development Authority ("CEDA")

On December 29, 2010, the Company borrowed the proceeds of the $30.0 million aggregate principal amount of CEDA's tax-exempt Recovery Zone Facility Revenue Bonds (SunPower Corporation - Headquarters Project) Series 2010 (the "Bonds") maturing April 1, 2031 under a loan agreement with CEDA. The Company's obligations under the loan agreement are contained in a promissory note dated December 29, 2010 issued by the Company to CEDA, which assigned the promissory note, along with all right, title and interest in the loan agreement, to Wells Fargo, as trustee, with respect to the Bonds for the benefit of the holders of the Bonds. The Bonds initially bore interest at a variable interest rate (determined weekly), but in June 2011, at the Company's option, were converted into fixed-rate bonds at 8.50% per annum (which include covenants of, and other restrictions on the Company). Additionally, in accordance with the terms of the loan agreement, the Company is required to keep all loan proceeds on deposit with Wells Fargo, the trustee, until funds are withdrawn by it for use in relation to the design and leasehold improvements of its new corporate headquarters in San Jose, California. As of September 30, 2012 and January 1, 2012, the Company had restricted cash and cash equivalents of $3.0 million and $10.0 million, respectively, for design and leasehold improvements and debt service reserves under the CEDA loan agreement.

The Company's outstanding borrowings under the loan agreement with CEDA on its Condensed Consolidated Balance Sheets is as follows:

	As of
(In thousands)	September 30, 2012	January 1, 2012
Long-term debt	30,000	30,000

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

The Company's outstanding borrowings under the revolving credit facility with Credit Agricole on its Condensed Consolidated Balance Sheets is as follows:

	As of
(In thousands)	September 30, 2012	January 1, 2012
Short-term debt	$250,000	$—
Long-term debt	—	250,000
	$250,000	$250,000

Other Debt

On November 9, 2011, the Company entered into a short-term construction loan agreement with a third party financial institution under which the Company may obtain non-recourse financing up to $34.1 million to facilitate the development of an 18 MW utility and power plant project under construction in California. The Company is required to pay interest of LIBOR plus 2.50% per annum. In the second and third quarters of fiscal 2012 the Company received funds under the construction loan agreement totaling $27.6 million, which was fully repaid on October 23, 2012. Other debt is further comprised of non-recourse project loans related to Tenesol established in 2003 and 2008 which are scheduled to mature through 2028 and totaled $1.1 million and $1.2 million as of September 30, 2012 and January 1, 2012, respectively.

The Company's outstanding project loans on its Condensed Consolidated Balance Sheets are as follows:

	As of
(In thousands)	September 30, 2012	January 1, 2012
Short-term debt	$27,659	$—
Long-term debt	1,061	1,240
	$28,720	$1,240

Liquidity Support Agreement with Total S.A.

On February 28, 2012, the Company entered into a Liquidity Support Agreement with Total S.A. and the DOE, and a series of related agreements with Total S.A. and Total, under which Total S.A. has agreed to provide the Company, or cause to be provided, additional liquidity under certain circumstances to a maximum amount of $600.0 million.  In return for Total S.A.'s agreement to provide the Liquidity Support Facility, on February 28, 2012, the Company issued to Total a seven-year warrant to purchase 9,531,677 shares of the Company's common stock at an exercise price of $7.8685 per share. The fair value of the warrants upon issuance was $50.3 million, which is recorded as capitalized financing costs on the Condensed Consolidated Balance Sheet and amortized as interest expense over the expected life of the agreement. In connection with the Liquidity Support Agreement, the Company also entered into a Compensation and Funding Agreement with Total S.A., and a Private Placement Agreement and a Revolving Credit and Convertible Loan Agreement with Total (see Note 2). As of September 30, 2012, there was no amount outstanding under this facility.

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

As of September 30, 2012, letters of credit issued under the August 2011 letter of credit facility with Deutsche Bank totaled $697.5 million.

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

As of September 30, 2012 letters of credit issued under the Deutsche Bank Trust facility amounted to $1.5 million which were fully collateralized with restricted cash on the Condensed Consolidated Balance Sheets.

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

The Company is required to recognize derivative instruments as either assets or liabilities at fair value in its Balance Sheets. The Company utilizes mid-market pricing to calculate the fair value of its option and forward contracts based on market volatilities, spot and forward rates, interest rates, and credit default swaps rates from published sources. The following table presents information about the Company's hedge instruments measured at fair value on a recurring basis as of September 30, 2012 and January 1, 2012, all of which utilize Level 2 inputs under the fair value hierarchy:

(In thousands)	Balance Sheet Classification	September 30, 2012	January 1, 2012
Assets	Prepaid expenses and other current assets
Derivatives designated as hedging instruments:
Foreign currency option contracts		$515	$5,550
Foreign currency forward exchange contracts		20	47
		$535	$5,597
Derivatives not designated as hedging instruments:
Foreign currency option contracts		$125	$5,080
Foreign currency forward exchange contracts		3,665	23,745
		$3,790	$28,825

Liabilities	Accrued liabilities
Derivatives designated as hedging instruments:
Foreign currency option contracts		$542	$—
Foreign currency forward exchange contracts		37	105
		$579	$105

Derivatives not designated as hedging instruments:
Foreign currency option contracts		$125	$—
Foreign currency forward exchange contracts		2,790	14,830
		$2,915	$14,830

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

The following table summarizes the amount of unrealized gain or loss recognized in "Accumulated other comprehensive income (loss)" ("OCI") in "Stockholders' equity" in the Condensed Consolidated Balance Sheets:

	Three Months Ended		Nine Months Ended
(In thousands)	September 30, 2012	October 2, 2011	September 30, 2012	October 2, 2011
Derivatives designated as cash flow hedges:
Unrealized loss (gain) recognized in OCI (effective portion)	$(253)	$25,085	$(1,386)	$(35,118)
Less: Loss (gain) reclassified from OCI to revenue (effective portion)	(2,358)	13,249	(9,352)	28,568
Less: Loss reclassified from OCI to other, net (1)	—	653	—	4,542
Net loss (gain) on derivatives	$(2,611)	$38,987	$(10,738)	$(2,008)

(1)
During the three and nine months ended October 2, 2011, the Company reclassified from OCI to "Other, net" a net loss of $0.7 million and $4.5 million, respectively, relating to transactions previously designated as effective cash flow hedges as the related forecasted transactions did not occur or were concluded probable not to occur in the hedge period or within the additional two month time period thereafter.

The following table summarizes the amount of gain or loss recognized in "Other, net" in the Condensed Consolidated Statements of Operations in the three and nine months ended September 30, 2012 and October 2, 2011:

	Three Months Ended		Nine Months Ended
(In thousands)	September 30, 2012	October 2, 2011	September 30, 2012	October 2, 2011
Derivatives designated as cash flow hedges:
Gain (loss) recognized in "Other, net" on derivatives (ineffective portion and amount excluded from effectiveness testing) (1)	$(749)	$3,081	$(1,176)	$(19,555)
Derivatives not designated as hedging instruments:
Gain (loss) recognized in "Other, net"	$520	$38,411	$6,824	$(6,187)

(1)
The amount of loss recognized related to the ineffective portion of derivatives was insignificant. This amount also includes a net loss of $0.7 million and $4.5 million reclassified from OCI to "Other, net" in the three and nine months ended October 2, 2011, respectively, relating to transactions previously designated as effective cash flow hedges as the related forecasted transactions did not occur or were concluded probable not to occur in the hedge period or within the additional two month time period thereafter.

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

As of September 30, 2012, the Company had designated outstanding cash flow hedge option contracts and forward contracts with an aggregate notional value of $56.3 million and $32.2 million, respectively. The maturity dates of the outstanding contracts as of September 30, 2012 range from October 2012 to March 2013. As of January 1, 2012, the Company had designated outstanding hedge option contracts and forward contracts with an aggregate notional value of $67.2 million and $38.8 million, respectively. The Company designates either gross external or intercompany revenue up to its net economic exposure. These derivatives have a maturity of one year or less and consist of foreign currency option and forward contracts. The effective portion of these cash flow hedges are reclassified into revenue when third party revenue is recognized in the Condensed Consolidated Statements of Operations.

The Company expects to reclassify the majority of its net gains related to these option and forward contracts that are included in accumulated other comprehensive gain as of September 30, 2012 to revenue in the next 12 months. The Company uses the spot method to measure the effectiveness of its cash flow hedges. Under this method for each reporting period, the change in fair value of the forward contracts attributable to the changes in spot exchange rates (the effective portion) is reported in accumulated other comprehensive income (loss) on its consolidated balance sheet and the remaining change in fair value of the forward contract (the ineffective portion, if any) is recognized in other income (expense), net, in its Condensed Consolidated Statement of Operations. The premium paid or time value of an option whose strike price is equal to or greater than the market price on the date of purchase is recorded as an asset in the Condensed Consolidated Balance Sheets. Thereafter, any change to this time value and the forward points is included in "Other, net" in the Condensed Consolidated Statements of Operations.

Under hedge accounting rules for foreign currency derivatives, the Company reflects mark-to-market gains and losses on its hedged transactions in accumulated other comprehensive income (loss) rather than current earnings until the hedged transactions occur. However, if the Company determines that the anticipated hedged transactions are probable not to occur, it must immediately reclassify any cumulative market gains and losses into its Condensed Consolidated Statement of Operations. During the three and nine months ended September 30, 2012, the Company determined that all its anticipated hedged transactions were probable to occur.

Non-Designated Derivatives Hedging Transaction Exposure

Other derivatives not designated as hedging instruments consist of forward contracts used to hedge re-measurement of foreign currency denominated monetary assets and liabilities primarily for intercompany transactions, receivables from customers, and payables to third parties. Changes in exchange rates between the Company's subsidiaries' functional currencies and the currencies in which these assets and liabilities are denominated can create fluctuations in the Company's reported consolidated financial position, results of operations and cash flows. The Company enters into forward contracts, which are originally designated as cash flow hedges, and de-designates them upon recognition of the anticipated transaction to protect resulting non-functional currency monetary assets. These forward contracts as well as additional forward contracts are entered into to hedge foreign currency denominated monetary assets and liabilities against the short-term effects of currency exchange rate fluctuations. The Company records its derivative contracts that are not designated as hedging instruments at fair value with the related gains or losses recorded in "Other, net" in the Condensed Consolidated Statements of Operations. The gains or losses on these contracts are substantially offset by transaction gains or losses on the underlying balances being hedged. As of September 30, 2012, the Company held option contracts and forward contracts with an aggregate notional value of zero and $41.7 million, respectively, to hedge balance sheet exposure. These forward contracts have maturities of three month or less. The Company held option and forward contracts with an aggregate notional value of $63.2 million and $162.0 million, respectively, as of January 1, 2012, to hedge balance sheet exposure.

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

Note 12. INCOME TAXES

In the three and nine months ended September 30, 2012, the Company's income tax provision of $0.6 million and $12.5 million, respectively, on a loss before income taxes and equity in earnings (losses) of unconsolidated investees of $48.5 million and $192.9 million, respectively, was primarily due to projected tax expense in profitable foreign jurisdictions and a change in the valuation allowance on deferred tax assets. In the three and nine months ended October 2, 2011, the Company's income tax provision was $11.1 million and $18.0 million, respectively, on a loss before income taxes and equity in earnings of unconsolidated investees of $360.7 million and $510.7 million, respectively, was primarily due to projected tax expense in profitable foreign jurisdictions.

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

Prior to the November 15, 2011 reclassification, the Company had two classes of outstanding stock, class A and class B common stock. The Company therefore calculated its net income (loss) per share in the third quarter of fiscal 2011 under the two-class method. In applying the two-class method, earnings are allocated to both classes of common stock and other participating securities based on their respective weighted average shares outstanding during the period. Under the two-class method, basic weighted average shares was computed using the weighted average of the combined former class A and former class B common stock outstanding. Class A and class B common stock were considered equivalent securities for purposes of the earnings per share calculation because the holders of each class are legally entitled to equal per share distributions whether through dividends or in liquidation.

Diluted weighted average shares is computed using basic weighted average shares plus any potentially dilutive securities outstanding during the period using the if-converted method and treasury-stock-type method, except when their effect is anti-dilutive. Potentially dilutive securities include stock options, restricted stock units, senior convertible debentures, amended warrants associated with the CSO2015, and the Upfront Warrants held by Total. As a result of the net loss from continuing operations for each of the three and nine months ended September 30, 2012 and October 2, 2011 there is no dilutive impact to the net loss per share calculation for the period.

The following table presents the calculation of basic and diluted net loss per share:

	Three Months Ended		Nine Months Ended
(In thousands, except per share amounts)	September 30, 2012	October 2, 2011	September 30, 2012	October 2, 2011
Basic and Diluted net loss per share:
Numerator: Net loss available to common stockholders	$(48,538)	$(370,784)	$(207,249)	$(520,777)
Denominator: Basic and diluted weighted-average common shares	118,952	98,259	116,408	97,456
Basic and diluted net loss per share	$(0.41)	$(3.77)	$(1.78)	$(5.34)

Holders of the Company's 4.75% debentures may convert the debentures into shares of the Company's common stock, at the applicable conversion rate, at any time on or prior to maturity. The 4.75% debentures are included in the calculation of diluted net income per share if their inclusion is dilutive under the if-converted method. In each of the three and nine months ended September 30, 2012 and October 2, 2011 there were no dilutive potential common shares under the 4.75% debentures.

Holders of the Company's 1.25% debentures (prior to their repurchase on February 16, 2012) and 0.75% debentures may, under certain circumstances at their option, convert the debentures into cash and, if applicable, shares of the Company's common stock at the applicable conversion rate, at any time on or prior to maturity. The 1.25% debentures and 0.75% debentures are included in the calculation of diluted net income per share if their inclusion is dilutive under the treasury-stock-type method. The Company's average stock price during the three and nine months ended September 30, 2012 and October 2, 2011 did not exceed the conversion price for the 1.25% debentures and 0.75% debentures. Under the treasury-stock-type method, the Company's 1.25% debentures and 0.75% debentures will generally have a dilutive impact on net income per share if the Company's average stock price for the period exceeds the conversion price for the debentures.

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

The following is a summary of outstanding anti-dilutive potential common stock which was excluded from income per diluted share in the following periods:

	As of
(In thousands)	September 30, 2012 (1)	October 2, 2011 (1)
Stock options	334	440
Restricted stock units	8,829	1,973
Warrants (under the CSO2015)	*	*
Upfront Warrants (held by Total)	**	n/a
4.75% debentures	8,712	8,712
1.25% debentures	n/a	*
0.75% debentures	*	*

(1)
As a result of the net loss per share for each of the three and nine months ended September 30, 2012 and October 2, 2011, the inclusion of all potentially dilutive stock options, restricted stock units, and common shares under the 4.75% debentures would be anti-dilutive. Therefore, those stock options, restricted stock units and shares were excluded from the computation of the weighted-average shares for diluted net loss per share for such period.

*
The Company's average stock price during the three and nine months ended September 30, 2012 and October 2, 2011 did not exceed the conversion price for the amended warrants (under the CSO2015), 1.25% debentures and 0.75% debentures and those instruments were thus non-dilutive in such periods.

**
The Upfront Warrants were issued in the first quarter of fiscal 2012. The Company's stock price as of the last business day of the third quarter of fiscal 2012 did not exceed the exercise price of the Upfront Warrants.

Note 14. STOCK-BASED COMPENSATION

The following table summarizes the consolidated stock-based compensation expense by line item in the Condensed Consolidated Statements of Operations:

	Three Months Ended		Nine Months Ended
(In thousands)	September 30, 2012	October 2, 2011	September 30, 2012	October 2, 2011
Cost of Americas revenue	$1,590	$1,897	$4,745	$4,958
Cost of EMEA revenue	795	1,562	3,158	5,100
Cost of APAC revenue	368	251	1,125	846
Research and development	1,045	1,608	3,920	5,112
Sales, general and administrative	5,473	6,531	20,231	21,813
Total stock-based compensation expense	$9,271	$11,849	$33,179	$37,829

The following table summarizes the consolidated stock-based compensation expense by type of awards:

	Three Months Ended		Nine Months Ended
(In thousands)	September 30, 2012	October 2, 2011	September 30, 2012	October 2, 2011
Employee stock options	$35	$317	$638	$1,388
Restricted stock awards and units	8,969	10,910	32,411	36,790
Change in stock-based compensation capitalized in inventory	267	622	130	(349)
Total stock-based compensation expense	$9,271	$11,849	$33,179	$37,829

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

	Three Months Ended		Nine Months Ended
(In thousands):	September 30, 2012	October 2, 2011	September 30, 2012	October 2, 2011
Revenue
Americas	$502,373	$368,643	$1,176,148	$942,887
EMEA	88,547	293,066	400,074	675,702
APAC	58,028	43,718	162,754	130,511
Total Revenue	648,948	705,427	1,738,976	1,749,100
Cost of revenue
Americas	409,432	326,372	978,062	839,465
EMEA	111,622	265,515	422,922	620,618
APAC	47,121	37,416	138,471	105,077
Total cost of revenue	568,175	629,303	1,539,455	1,565,160
Gross margin	$80,773	$76,124	$199,521	$183,940

	Three Months Ended		Nine Months Ended
	September 30, 2012	October 2, 2011	September 30, 2012	October 2, 2011
Revenue by region (in thousands):
Americas (as reviewed by CODM)	$460,105	$368,643	$1,274,907	$942,887
Utility and power plant projects	42,268	—	(98,759)	—
Americas	$502,373	$368,643	$1,176,148	$942,887

EMEA (as reviewed by CODM)	$88,547	$293,066	$399,881	$675,702
Change in European government incentives	—	—	193	—
EMEA	$88,547	$293,066	$400,074	$675,702

APAC	$58,028	$43,718	$162,754	$130,511

Cost of revenue by region (in thousands):
Americas (as reviewed by CODM)	$367,067	$324,262	$1,035,870	$815,748
Utility and power plant projects	36,453	—	(73,890)	—
Amortization of intangible assets	42	42	125	362
Stock-based compensation expense	1,589	1,897	4,743	4,959
Acquisition and integration costs	15	—	26	—
Change in European government incentives	—	—	4,029	17,379
Charges on manufacturing step reduction program	3,958	—	6,428	—
Non-cash interest expense	308	171	731	1,017
Americas	$409,432	$326,372	$978,062	$839,465

EMEA (as reviewed by CODM)	$108,515	$263,736	$410,532	$585,347
Amortization of intangible assets	751	21	2,341	63
Stock-based compensation expense	795	1,562	3,158	5,100
Acquisition and integration costs	5	—	10	—
Change in European government incentives	—	—	3,364	—
Charges on manufacturing step reduction program	1,444	—	3,092	29,125
Non-cash interest expense	112	196	425	983
EMEA	$111,622	$265,515	$422,922	$620,618

APAC (as reviewed by CODM)	$45,634	$37,137	$134,106	$102,088
Stock-based compensation expense	368	251	1,125	845
Acquisition and integration costs	4	—	6	—
Change in European government incentives	—	—	1,476	1,959
Charges on manufacturing step reduction program	1,034	—	1,568	—
Non-cash interest expense	81	28	190	185
APAC	$47,121	$37,416	$138,471	$105,077

Gross margin by region:
Americas (as reviewed by CODM)	20%	12%	19%	13%
EMEA (as reviewed by CODM)	(23)%	10%	(3)%	13%
APAC (as reviewed by CODM)	21%	15%	18%	22%
Americas	19%	11%	17%	11%
EMEA	(26)%	9%	(6)%	8%
APAC	19%	14%	15%	19%

		Three Months Ended		Nine Months Ended
(As a percentage of total revenue)		September 30, 2012	October 2, 2011	September 30, 2012	October 2, 2011
Significant Customers:	Business Segment
NRG Solar, Inc.	Americas	46%	*	32%	*
Customer B	EMEA	*	10%	*	10%
Customer C	EMEA	*	11%	*	*

* denotes less than 10% during the period

Note 16. SUBSEQUENT EVENTS

On October 12, 2012, the Company's Board of Directors approved a reorganization (the "October 2012 Plan") to accelerate operating cost reduction and improve overall operating efficiency. In connection with the October 2012 Plan, which is expected to be completed within the twelve months following approval, the Company expects to eliminate approximately 900 positions primarily in the Philippines, representing approximately 15% of the Company's global workforce. As a result, the Company expects to record restructuring charges totaling $10.0 million to $17.0 million, composed of severance benefits, lease and related termination costs, and other associated costs, the majority of which will likely be recorded in the fourth quarter of fiscal 2012. The Company expects greater than 90% of these charges to be cash.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are statements that do not represent historical facts and the assumptions underlying such statements. We use words such as "anticipate," "believe," "continue," "could," "estimate," "expect," "intend," "may," "plan," "predict," "potential," "will," "would," "should," and similar expressions to identify forward-looking statements. Forward-looking statements in this Quarterly Report on Form 10-Q include, but are not limited to, our plans and expectations regarding future financial results, expected operating results, business strategies, projected costs and cost reduction, products, ability to monetize utility projects, competitive positions, management's plans and objectives for future operations, the sufficiency of our cash and our liquidity, our ability to obtain financing, the availability of credit and liquidity support from Total S.A. under the Credit Support Agreement and Liquidity Support Agreement, the ability to comply with debt covenants, trends in average selling prices, the success of our joint ventures and acquisitions, expected capital expenditures, warranty matters, outcomes of litigation, our exposure to foreign exchange, interest and credit risk, general business and economic conditions, industry trends, impact of changes in government incentives, expected restructuring charges, and the likelihood of any impairment of project assets, long-lived assets, goodwill, and intangible assets. These forward-looking statements are based on information available to us as of the date of this Quarterly Report on Form 10-Q and current expectations, forecasts and assumptions and involve a number of risks and uncertainties that could cause actual results to differ materially from those anticipated by these forward-looking statements. Such risks and uncertainties include a variety of factors, some of which are beyond our control. Please see "Part II. Item 1A: Risk Factors" herein and our other filings with the Securities and Exchange Commission ("SEC"), including our Annual on Form 10-K for the year ended January 1, 2012 as amended (the "fiscal 2011 Form 10-K"), for additional information on risks and uncertainties that could cause actual results to differ. These forward-looking statements should not be relied upon as representing our views as of any subsequent date, and we are under no obligation to, and expressly disclaim any responsibility to, update or alter our forward-looking statements, whether as a result of new information, future events or otherwise.

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

Fiscal Years

We report on a fiscal-year basis and end our quarters on the Sunday closest to the end of the applicable calendar quarter, except in a 53-week fiscal year, in which case the additional week falls into the fourth quarter of that fiscal year. Both fiscal year 2012 and 2011 consist of 52 weeks. The third quarter of fiscal 2012 ended on September 30, 2012 and the third quarter of fiscal 2011 ended on October 2, 2011.

Outlook

During fiscal 2011 we saw a decline in overall demand for solar systems primarily in Europe as a result of the decline in European government incentives. The resulting supply environment drove down average selling prices across all product and service lines. Such pricing pressures have continued and are expected to generally continue throughout fiscal 2012 and 2013.

We continue to be focused on reducing the cost of our solar panels and systems. We continue to emphasize improvement of our solar cell efficiency and LCOE performance through enhancement of our existing products, development of new products and reduction of manufacturing cost and complexity in conjunction with our overall cost-control strategies. We are further working with our suppliers and partners along all steps of the value chain to reduce costs by improving manufacturing technologies and expanding economies of scale.

We plan to continue to expand our business in growing and sustainable markets. We announced the first commercial deployment of our SunPower® C-7 Tracker technology under a power purchase agreement ("PPA") and commenced commercial production of our next generation solar cell with demonstrated efficiencies of up to 24%. Our acquisition of Tenesol S.A. ("Tenesol") in the first quarter of fiscal 2012 has further expanded our European and global customer channels as well as added manufacturing capabilities based in both Europe and South Africa.

Residential Leasing Program

In fiscal 2011, we launched our residential lease program with dealers in the United States, in partnership with a third-party financial institution, which allows customers to obtain SunPower systems under lease agreements up to 20 years, subject to financing availability. On August 8, 2012, we entered into arrangements with two financial institutions that will provide financing to support additional residential solar lease projects. The program includes system maintenance and warranty coverage as well as an early buy-out option after six years or at any time when the lessees sell their home. Leases are classified as either operating or sales-type leases in accordance with the relevant accounting guidelines.

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

Results of Operations

Revenue

	Three Months Ended			Nine Months Ended
(In thousands)	September 30, 2012	October 2, 2011	% Change	September 30, 2012	October 2, 2011	% Change
Americas	$502,373	$368,643	36%	$1,176,148	$942,887	25%
EMEA	88,547	293,066	(70)%	400,074	675,702	(41)%
APAC	58,028	43,718	33%	162,754	130,511	25%
Total revenue	$648,948	$705,427	(8)%	$1,738,976	$1,749,100	(1)%

Total Revenue:  Total revenue decreased 8% and 1% during the three and nine months ended September 30, 2012 as compared to the three and nine months ended October 2, 2011. The decrease in the three months ended September 30, 2012 as compared to the three months ended October 2, 2011 is primarily due to a decline in utility-scale solar projects and related revenue within the EMEA region partially offset by a 4% increase in revenue per watt. We recognized revenue on 210.0 MW in the three months ended September 30, 2012 as compared to 236.8 MW in the three months ended October 2, 2011. The decrease in the nine months ended September 30, 2012 as compared to the nine months ended October 2, 2011 is primarily driven by a 13% decrease in revenue per watt. We recognized revenue on 637.9 MW in the nine months ended September 30, 2012 as compared to 559.9 MW in the nine months ended October 2, 2011. The overall decrease in total revenue was partially offset by revenue recognized on additional large scale utility projects within the Americas Segment during fiscal 2012.

Concentrations: The table below represents our significant customers which accounted for greater than 10% of total revenue in each of the three and nine months ended September 30, 2012 and October 2, 2011, respectively. We entered into a project contract with NRG Solar, Inc. in fiscal 2011, which is anticipated to account for 10% or more of total revenue in fiscal 2012.

		Three Months Ended		Nine Months Ended
Revenue		September 30, 2012	October 2, 2011	September 30, 2012	October 2, 2011
Significant Customer:	Business Segment
NRG Solar, Inc.	Americas	46%	*	32%	*
Customer B	EMEA	*	10%	*	10%
Customer C	EMEA	*	11%	*	*

*	denotes less than 10% during the period

Revenue by Segment: The below table presents our segment revenue as a percentage of total revenue for the three and nine months ended September 30, 2012 and October 2, 2011, respectively.

	Three Months Ended		Nine Months Ended
Percentage of total revenue	September 30, 2012	October 2, 2011	September 30, 2012	October 2, 2011
Americas	77%	52%	68%	54%
EMEA	14%	42%	23%	39%
APAC	9%	6%	9%	7%

Sales outside the Americas Segment represented approximately 23% and 32% of total revenue for the three and nine months ended September 30, 2012, respectively, as compared to 48% and 46% for the three and nine months ended October 2, 2011, respectively. The shift in revenue by geography period over period was due to increasing demand in the United States for our solar power products as a result of additional federal and state initiatives supporting attractive solar incentives within the residential, commercial, and utility sectors as well as a slowdown in project development and component shipments in Europe due to the current over-supply environment within the region.

Americas Revenue: Americas revenue increased 36% during the three months ended September 30, 2012 as compared to the three months ended October 2, 2011 which was primarily driven by additional revenue recognized on large utility-scale projects under construction in the United States. Also contributing to the increase was additional revenue recognized on component sales which increased 16% period over period, which was primarily driven by a 29% increase in the average selling prices of components within the region.

Americas revenue increased 25% during the nine months ended September 30, 2012 as compared to the nine months ended October 2, 2011, which was primarily a result of an increase in the number and size of the various utility-scale solar power systems under construction, which includes the ramp up in construction of the 250 MW California Valley Solar Ranch ("CVSR") project in San Luis Obispo County, California, a 25 MW project in Modesto, California, and 20 MW project in North Carolina during the nine months ended September 30, 2012, partially offset by projects which were substantially completed during the interim period. Additionally contributing to the increase was additional revenue recognized on component sales which increased 49% period over period, which was primarily driven by a 32% increase in average selling price.

EMEA Revenue:  EMEA revenue decreased 70% and 41% during the three and nine months ended September 30, 2012 compared with the three and nine months ended October 2, 2011 primarily due to changes in European government incentives during fiscal 2011 which had a materially negative effect on the market for solar systems, particularly large-scale solar products and systems in Europe, which caused our sales related to such projects as well as components sales to decline in Europe.

The decrease in EMEA revenue for the three months ended September 30, 2012 as compared to the three months ended October 2, 2011 was due to a 22.1 MW decline in utility-scale solar projects and related revenue as well as a decrease in component sales and average selling prices. In the three months ended September 30, 2012, we recognized revenue on 6.0 MW of component sales as compared to 41.6 MW in the three months ended October 2, 2011, which represents a 86% decrease in volume quarter over quarter. The overall decline in our EMEA revenue was partially offset by $16.1 million in revenue due to Tenesol's results of operations being incorporated into our financial results for the third quarter in fiscal 2012.

The decrease in EMEA revenue for the nine months ended September 30, 2012 as compared to the nine months ended October 2, 2011 was due to a 47.0 MW decline in utility-scale solar projects and related revenue as well as a decrease in components sales and average selling prices. In the nine months ended September 30, 2012, we recognized revenue on 17.0 MW of component sales as compared to 94.4 MW in the nine months ended October 2, 2011, which represents an 82% decrease in volume, period over period. The overall decline in our EMEA revenue was partially offset by $79.3 million in revenue due to Tenesol's results of operations being incorporated into our financial results for the nine months eneded September 30, 2012.

APAC Revenue: APAC revenue increased 33% during the three months ended September 30, 2012 compared with the three month ended October 2, 2011 due to higher component sales and shipments, primarily in Japan. In the three months ended September 30, 2012, we recognized revenue on 31.1 MW of component sales as compared to 14.4 MW in the three months ended October 2, 2011, which represents a 116% increase in volume quarter over quarter.

APAC revenue increased 25% during the nine months ended September 30, 2012 compared with the nine months ended October 2, 2011. Revenue increased due to an increase in component sales partially offset by a reduction in systems revenue. In the nine months ended September 30, 2012, we recognized revenue on 79.7 MW of component sales as compared to 31.9 MW in the nine months ended October 2, 2011, which represents a 150% increase in volume quarter over quarter. This increase was partially offset by a decrease in systems revenue due to a shift in demand for our solar products in the residential and commercial markets coupled with an overall decrease in revenue per watt in the region.

Cost of Revenue

	Three Months Ended			Nine Months Ended
(In thousands)	September 30, 2012	October 2, 2011	% Change	September 30, 2012	October 2, 2011	% Change
Americas	$409,432	$326,372	25%	$978,062	$839,465	17%
EMEA	111,622	265,515	(58)%	422,922	620,618	(32)%
APAC	47,121	37,416	26%	138,471	105,077	32%
Total cost of revenue	$568,175	$629,303	(10)%	$1,539,455	$1,565,160	(2)%
Total cost of revenue as a percentage of revenue	88%	89%		89%	89%
Total gross margin percentage	12%	11%		11%	11%

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

Total cost of revenue decreased 10% and 2% during the three and nine months ended September 30, 2012, respectively, as compared to the three and nine months ended October 2, 2011 primarily due to lower material costs and higher yields. The decrease during the third quarter of fiscal 2012 as compared to the same period in fiscal 2011 was also a result of an 11% decline in total MW sold. Additionally contributing to the decrease for the nine months ended September 30, 2012 as compared to the same period in fiscal 2011 was $48.5 million of charges incurred in the second quarter of fiscal 2011 associated with the change in European government incentives and resulting write-downs in project assets and third-party inventory, as well as costs associated with the termination of third-party solar cell contracts. These decreases for the nine months ended September 30, 2012 were partially offset by a 14% increase in total MW of solar power products sold.

Gross Margin

	Three Months Ended			Nine Months Ended
(In thousands)	September 30, 2012	October 2, 2011	% Change	September 30, 2012	October 2, 2011	% Change
Americas	19%	11%	8%	17%	11%	6%
EMEA	(26)%	9%	(35)%	(6)%	8%	(14)%
APAC	19%	14%	5%	15%	19%	(4)%

Americas Gross Margin: Gross margin for our Americas Segment was $92.9 million and $198.1 million, respectively, for the three and nine months ended September 30, 2012 as compared to $42.3 million and $103.4 million, respectively, for the three and nine months ended October 2, 2011. The increase in gross margin from 11% to 19% and from 11% to 17%, over the respective periods is primarily driven by increased revenue from large utility-scale solar power systems under construction and components sales combined with lower material costs. The overall increase was partially offset by industry declines in average selling prices.

EMEA Gross Margin: Gross margin for our EMEA Segment was negative $23.1 million and negative $22.8 million, respectively, for the three and nine months ended September 30, 2012 as compared to $27.6 million and $55.1 million, respectively, for the three and nine months ended October 2, 2011. The overall decrease in EMEA gross margin over both periods is a result of declines in government incentives resulting in changes in market demand. The changes in demand, general financing constraints experienced in the European economy, and the over-supply environment continued to significantly drive down average selling prices throughout the region in fiscal 2012.

APAC Gross Margin: Gross margin for our for our APAC Segment was $10.9 million and $24.3 million, respectively, for the three and nine months ended September 30, 2012, as compared to $6.3 million and $25.4 million, respectively, for the three and nine months ended October 2, 2011. Gross margin increased from 14% to 19% quarter over quarter due to additional volumes of higher margin component sales partially offset by declining average selling prices. The 4% decrease in gross margin during the nine months ended September 30, 2012 as compared to the nine months ended October 2, 2011 is primarily due to project completion and declining average selling prices.

Research and Development ("R&D")

	Three Months Ended			Nine Months Ended
(In thousands)	September 30, 2012	October 2, 2011	% Change	September 30, 2012	October 2, 2011	% Change
R&D Expense	$14,956	$12,664	18%	$45,786	$41,565	10%
As a percentage of revenue	2%	2%		3%	2%

In the three and nine months ended September 30, 2012, R&D expense was $15.0 million and $45.8 million, respectively, which represents an increase of 18% and 10% as compared to the same period in fiscal 2011. The increase in our investment in R&D period over period was primarily due to R&D investments related to the improvement of our current generation solar cell manufacturing technology, development of our next generation of solar cells, solar panels, trackers and rooftop systems, and development of systems performance monitoring products as well as operating expenses related to Tenesol which were incorporated into our financial results for the period. These increases were partially offset by reduction in other discretionary spending as a result of cost reduction initiatives implemented in reaction to the overall solar market, as well as lower stock-based compensation due to lower valuation of stock grants as a result of decline in our share price.

Sales, General and Administrative ("SG&A")

	Three Months Ended			Nine Months Ended
(In thousands)	September 30, 2012	October 2, 2011	% Change	September 30, 2012	October 2, 2011	% Change
Total SG&A	$69,714	$76,329	(9)%	$208,388	$243,364	(14)%
As a percentage of revenue	11%	11%		12%	14%

During the three and nine months ended September 30, 2012, total SG&A expense decreased 9% and 14%, respectively, as compared to the three and nine months ended October 2, 2011. The overall decrease is primarily attributable to our cost-control strategy implemented in response to the changes in the European market and resulting restructuring, including the overall reduction of consulting charges in Europe and the United States.

SG&A expense decreased $6.6 million in the three months ended September 30, 2012 as compared to the three months ended October 2, 2011 primarily due to (i) a $4.8 million decrease in amortization of intangible assets due to $40.3 million of impairment of certain assets related to strategic acquisitions of EPC and O&M project pipelines in Europe recorded at the end of the third quarter of fiscal 2011; (ii) a $2.0 million decrease in labor and other employee related costs as a result of the implementation of approved restructuring plans; (iii) a $2.6 million decrease in corporate bonuses and stock compensation expenses; (iv) a $2.0 million decrease in consulting, outside services and travel due to cost reduction initiatives; (v) a $1.0 million decrease in marketing expenses; and (vi) a net decrease of $1.1 million in other expenses. The overall decrease was partially offset by $6.9 million of Tenesol's operating expenses which were incorporated into our financial results for the period.

SG&A expense decreased $35.0 million in the nine months ended September 30, 2012 as compared to the nine months ended October 2, 2011 primarily due to (i) a $17.0 million decrease in amortization of intangible assets due to $40.3 million of impairment of certain assets related to strategic acquisitions of EPC and O&M project pipelines in Europe recorded at the end of the third quarter of fiscal 2011; (ii) a $9.6 million decrease in acquisition and integration related costs which were primarily incurred in the second quarter of fiscal 2011 as a result of the Total tender offer; (iii) an $8.5 million decrease in salary expenses as a result of the implementation of approved restructuring plans; (iv) an $8.3 million reduction in bad debt expense as a result of collection efforts for accounts receivable that were previously reserved; (v) a $6.5 million decrease in consulting and outside services due to cost reduction initiatives; (vi) a $3.3 million reduction in travel related expenses; and (vii) a net decrease of $11.8 million in other expenses. The overall decrease was partially offset by $30.0 million of Tenesol's operating expenses which were incorporated into our financial results for the period.

Goodwill and Other Intangible Asset Impairment

	Three Months Ended			Nine Months Ended
(In thousands)	September 30, 2012	October 2, 2011	% Change	September 30, 2012	October 2, 2011	% Change
Goodwill impairment	$46,734	309,457	(85)%	$46,734	$309,457	(85)%
Other intangible assets impairment	12,847	40,301	(68)%	12,847	40,301	(68)%
	$59,581	$349,758		$59,581	$349,758
As a percentage of revenue	9%	50%		3%	20%

We conduct our annual impairment test of goodwill as of the Sunday closest to the end of the third fiscal quarter of each year. Impairment of goodwill is tested at our reporting unit level. Management determined that the Americas Segment, the EMEA Segment, and the APAC Segment are also our reporting units. Based on the impairment test as of September 30, 2012, we determined that the carrying value of the Americas and EMEA reporting units exceeded their fair value. We calculated that the implied fair value of goodwill for the two reporting units was zero and therefore recorded a goodwill impairment loss of $46.7 million, representing all of the goodwill associated with these reporting units. Based on the impairment test performed as of October 2, 2011, we recorded a goodwill impairment loss of $309.5 million related to the EMEA segment (see Note 4).

We additionally review our intangible assets for impairment whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. During the third quarter of fiscal 2012, we determined that the carrying value of certain intangible assets in Europe were no longer recoverable and therefore recognized an impairment loss of $12.8 million in the three and nine months ended September 30, 2012. During the three months ended October 2, 2011, we determined the carrying value of certain intangible assets related to strategic acquisitions of EPC and O&M project pipelines in Europe were no longer recoverable and therefore recognized an impairment loss of $40.3 million in the three and nine months ended October 2, 2011 (see Note 4).

Restructuring Charges

	Three Months Ended			Nine Months Ended
(In thousands)	September 30, 2012	October 2, 2011	% Change	September 30, 2012	October 2, 2011	% Change
April 2012 Plan	$8,221	$—	n/a	$52,793	$—	n/a
December 2011 Plan	2,099	—	n/a	8,086	—	n/a
June 2011 Plan	224	637	(65)%	310	13,945	(98)%
Restructuring charges	$10,544	$637	1,555%	$61,189	$13,945	339%
As a percentage of revenue	2%	—%		4%	1%

April 2012 Plan: As a result of our continued cost reduction progress at its Fab 2 and our joint venture Fab 3 manufacturing facilities, on April 13, 2012, our Board of Directors approved a restructuring plan (the "April 2012 Plan") to consolidate our Philippine manufacturing operations into Fab 2 and begin repurposing Fab 1 in the second quarter of 2012. We expect to recognize restructuring charges up to $69.0 million, related to all segments, in the twelve months following the approval and implementation of the April 2012 Plan. Total restructuring charges are expected to primarily be composed of non-cash charges of up to $54.0 million, and other cash-based associated costs of up to $15.0 million, for the closure of Fab 1.

December 2011 Plan: To accelerate operating cost reduction and improve overall operating efficiency, in December 2011, we implemented a company-wide restructuring program (the "December 2011 Plan"). The December 2011 Plan eliminated approximately 2% of SunPower's global workforce. We expect to recognize restructuring charges up to $17.0 million, related to all segments, in the twelve months following the approval and implementation of the December 2011 Plan, of which greater than 80% of these charges is expected to be cash.

June 2011 Plan: In response to reductions in European government incentives, which had a significant impact on the global solar market, on June 13, 2011, our Board of Directors approved a restructuring plan (the "June 2011 Plan") to realign our resources. The June 2011 Plan eliminated approximately 2% of SunPower's global workforce, in addition to the consolidation or closure of certain facilities in Europe. Restructuring activities associated with the June 2011 Plan were substantially completed as of September 30, 2012.

See Note 7 of our Notes to Condensed Consolidated Financial Statements for further information regarding our restructuring plans.

Other Expense, Net

	Three Months Ended			Nine Months Ended
(In thousands)	September 30, 2012	October 2, 2011	% Change	September 30, 2012	October 2, 2011	% Change
Interest income	$94	$206	(54)%	$762	$1,437	(47)%
Interest expense	(25,834)	(17,096)	51%	(63,935)	(48,414)	32%
Gain on sale of equity interest in unconsolidated investee	—	10,989	(100)%	—	10,989	(100)%
Gain on share lending arrangement	50,645	—	100%	50,645	—	100%
Other, net	594	8,487	(93)%	(4,984)	(10,066)	(50)%
Other income (expense), net	$25,499	$2,586	886%	$(17,512)	$(46,054)	(62)%
As a percentage of revenue	4%	—%		(1)%	(3)%

Other income, net increased $22.9 million, or 886%, in the three months ended September 30, 2012 as compared to the same period in fiscal 2011. The overall increase was primarily driven by a $50.6 million gain related to the recovery of claims related to unreturned shares under our former share lending arrangement with Lehman Brothers International (Europe) Limited ("LBIE") following their bankruptcy. This was partially offset by (i) an $11.0 million cash gain from the sale of 2.9 million shares of Woongjin Energy Co. Ltd, which was recorded in the third quarter of 2011; (ii) an $11.8 million unfavorable change in gain (loss) on derivatives and foreign exchange largely due to the volatility in the currency markets; (iii) an $8.7 million increase in interest expense, mainly driven by the non-cash interest expenses as a result of amortization of warrants, which were issued to Total in connection with the Liquidity Support Agreement executed in the first quarter of fiscal 2012; and (iv) other net favorable changes totaling $3.8 million.

Other expense, net decreased $28.5 million, or 62%, in the nine months ended September 30, 2012 as compared to the same period in fiscal 2011. The overall decrease was primarily driven by (i) $50.6 million gain related to the recovery of claims related to unreturned shares under our former share lending arrangement with LBIE following their bankruptcy, and (ii) an $8.6 million favorable change in gain (loss) on derivatives and foreign exchange period over period primarily resulting from expensing the time value of option contracts and forward points on forward exchange contracts of effective cash flow hedges. This was partially offset by additional expenses as follows: (i) a $6.9 million impairment charge recorded in the second quarter of fiscal 2012 as we determined current market and operating conditions indicated an inability to recover the carrying amount of one of our equity investments (see Note 9); (ii) a $15.5 million increase in interest expense primarily due to the non-cash interest expenses as a result of amortization of warrants, which were issued to Total in connection with the Liquidity Support Agreement executed in the first quarter of fiscal 2012; (iii) an $11.0 million cash gain from the sale of 2.9 million shares of Woongjin Energy Co. Ltd, which was recorded in the third quarter of 2011; and (iv) other net favorable changes totaling $2.7 million.

Income Taxes

	Three Months Ended			Nine Months Ended
(In thousands)	September 30, 2012	October 2, 2011	% Change	September 30, 2012	October 2, 2011	% Change
Provision for income taxes	$(593)	$(11,077)	(95)%	$(12,542)	$(17,963)	(30)%
As a percentage of revenue	—%	(2)%		(1)%	1%

In the three and nine months ended September 30, 2012, our income tax provision of $0.6 million and $12.5 million, respectively, on a loss before income taxes and equity in earnings (losses) of unconsolidated investees of $48.5 million and $192.9 million, respectively, was primarily due to projected tax expense in profitable foreign jurisdictions and a change in the valuation allowance on deferred tax assets. In the three and nine months ended October 2, 2011, our income tax provision was $11.1 million and $18.0 million, respectively, on a loss before income taxes and equity in earnings of unconsolidated investees of $360.7 million and $510.7 million, respectively, was primarily due to projected tax expense in profitable foreign jurisdictions.

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

We record a valuation allowance to reduce our United States deferred tax assets to the amount that is more likely than not to be realized. In assessing the need for a valuation allowance, we consider historical levels of income, expectations and risks associated with the estimates of future taxable income and ongoing prudent and feasible tax planning strategies. In the event we determine that we would be able to realize additional deferred tax assets in the future in excess of the net recorded amount, or if we subsequently determine that realization of an amount previously recorded is unlikely, we would record an adjustment to the deferred tax asset valuation allowance, which would change income tax in the period of adjustment. As of September 30, 2012, we believe there is insufficient evidence to realize additional deferred tax assets in fiscal 2012.

Equity in Earnings (Loss) of Unconsolidated Investees

	Three Months Ended			Nine Months Ended
(In thousands)	September 30, 2012	October 2, 2011	% Change	September 30, 2012	October 2, 2011	% Change
Equity in earnings (loss) of unconsolidated investees	$578	$971	(40)%	$(1,772)	$7,932	(122)%
As a percentage of revenue	—%	—%		—%	—%

Our equity in earnings (loss) of unconsolidated investees for the three months ended September 30, 2012 and October 2, 2011 was net earnings of $0.6 million and $1.0 million, respectively. The decrease in earnings period over period is primarily attributable to the impact of the sale of our equity ownership in Woongjin Energy during fiscal 2011 and the first quarter of fiscal 2012 partially offset by an increase in our share of earnings in our AUOSP joint venture.

Our equity in earnings (loss) of unconsolidated investees for the nine months ended September 30, 2012 and October 2, 2011 was net losses of $1.8 million and net earnings of $7.9 million, respectively. The increase in net loss period over period is primarily attributable to the sale of our equity ownership in Woongjin Energy during fiscal 2011 and the first quarter of fiscal 2012.

Net Loss

	Three Months Ended			Nine Months Ended
(In thousands)	September 30, 2012	October 2, 2011	% Change	September 30, 2012	October 2, 2011	% Change
Net loss	$(48,538)	$(370,784)	(87)%	$(207,249)	$(520,777)	(60)%

Our net loss decreased $322.2 million, or 87%, in the three months ended September 30, 2012 compared to the three months ended October 2, 2011. The decrease quarter over quarter is primarily attributable to (i) a $290.2 million decrease in goodwill and other intangible asset impairment and (ii) a $50.6 million gain related to the recovery of claims related to unreturned shares under our former share lending arrangement with LBIE following their bankruptcy. This was partially offset by $9.9 million of additional charges associated with restructuring programs. Our net loss decreased $313.5 million, or 60%, in the nine months ended September 30, 2012 as compared to the nine months ended October 2, 2011. The decrease period over period is primarily driven by (i) a $290.2 million decrease in goodwill and other intangible asset impairment; (ii) a $50.6 million gain related to the recovery of claims related to unreturned shares under our former share lending arrangement with LBIE following their bankruptcy; and (iii) a $30.8 million decrease in other operating expenses attributable to our cost-control strategy implemented in response to the changes in the European market and resulting restructuring. This was partially offset by $47.2 million of additional charges associated with the implementation of approved restructuring programs and a $15.5 million increase in interest expense as a result of amortization of warrants, which were issued to Total in connection with the Liquidity Support Agreement executed in the first quarter of fiscal 2012. Information about other significant variances in our results of operations is described above.

Liquidity and Capital Resources

Cash Flows

A summary of the sources and uses of cash and cash equivalents is as follows:

	Nine Months Ended
(In thousands)	September 30, 2012	October 2, 2011
Net cash used in operating activities	$(212,956)	$(258,980)
Net cash used in investing activities	(18,306)	(76,398)
Net cash provided by (used in) financing activities	(115,017)	107,821

Operating Activities

Net cash used in operating activities of $213.0 million in the nine months ended September 30, 2012 was primarily the result of: (i) a net loss of $207.2 million; (ii) increases in prepaid expense and other assets of $221.1 million primarily related to deferred costs associated with several large utility-scale solar projects under construction in North America; (iii) increase in project assets of $101.9 million for construction of future and current projects primarily in North America; and (iv) a net decrease of $39.9 million in other operating liabilities, net of changes to operating assets. This was partially offset by (i) a decrease in accounts receivable $124.9 million; (ii) non-cash impairment charges totaling $59.6 million associated with goodwill and other intangible asset impairment in the third quarter of fiscal 2012; (iii) a loss of $56.4 million on retirement of property, plant and equipment as primarily the result of our restructuring plan regarding Fab 1 consolidation; and (iv) $116.4 million other, net related to non-cash charges of $167.0 million primarily attributable to depreciation and amortization, stock based compensation, and non-cash interest charges, net with a $50.6 million gain in connection with our former share lending arrangement with Lehman Brothers International (Europe) Limited ("LBIE") which was classified as cash from financing activities (see below).

Net cash used in operating activities of $259.0 million in the nine months ended October 2, 2011 was primarily the result of: (i) a net loss of $520.8 million; (ii) increases in inventories and project assets of $164.0 million for construction of future and current projects in Italy and the North America; (iii) increases in prepaid and other assets of $123.0 million primarily associated with outstanding receivables due and receivable from our joint ventures; and (iv) non-cash income of $19.2 million related to our equity share in earnings of unconsolidated investees and gains associated with the sale of our equity interest in Woongjin Energy. This was partially offset by: (i) non-cash impairment charges totaling $382.2 million associated with goodwill and other intangible asset impairment in the third quarter of fiscal 2011 as well as inventories and project asset write-downs in the second quarter of fiscal 2011 associated with the change in European government incentives; (ii) other non-cash charges of $170.1 million primarily related to depreciation and amortization, stock based compensation, and non-cash interest charges; and (iii) a net decrease of $15.7 million in other operating assets and liabilities.

Investing Activities

Net cash used in investing activities in the nine months ended September 30, 2012 was $18.3 million, which included (i) $79.0 million related to capital expenditures primarily associated with improvements to our current generation solar cell manufacturing technology, leasehold improvements associated with our San Jose, California office, the build-out of our new solar panel assembly facility in Mexicali, Mexico, and other projects; (ii) a $10.0 million strategic equity investment in an unconsolidated investee; and (iii) $1.4 million in purchases of marketable securities. This was partially offset by (i) $54.3 million of restricted cash released back to us due to expirations of fully cash-collateralized letter of credits under the September

2011 Letter of Credit Facility with Deutsche Bank Trust and transition of outstanding letter of credits into the August 2011 Deutsche Bank facility under which payment of obligations is guaranteed by Total S.A.; and (ii) $17.4 million in proceeds from the sale of our equity interest in our Woongjin Energy joint venture on the open market.

Net cash used in investing activities in the nine months ended October 2, 2011 was $76.4 million, of which: (i) $85.5 million related to capital expenditures primarily associated with improvements to our current generation solar cell manufacturing technology, leasehold improvements associated with new offices leased in San Jose, California, and other projects; (ii) $80.0 million related to additional cash investments in our AUOSP joint venture; and (iii) $9.0 million in purchases of marketable securities. This was partially offset by (i) a decrease in restricted cash of $29.8 million; (ii) $43.8 million in proceeds received related to the sale of debt securities and distributions on certain money market funds; and (iii) $24.0 million in proceeds from the sale of a portion of our equity interest in our Woongjin Energy joint venture on the open market.

Financing Activities

Net cash used in financing activities in the nine months ended September 30, 2012 of $115.0 million reflects: (i) $178.3 million of cash distributions in connection with the transfer of entities under common control; (ii) $198.6 million paid to fully repurchase the outstanding 1.25% convertible debentures; (iii) repayment of $126.4 million of our outstanding borrowings primarily under the Credit Agricole revolving credit facility; and (iv) $5.4 million in purchases of stock for tax withholding obligations on vested restricted stock. This was partially offset by (i) $163.6 million in proceeds from the sale of 18.6 million shares of our common stock to Total; (ii) drawdowns of $125.0 million under the Credit Agricole revolving credit facility; (iii) $50.6 million of proceeds from the recovery of a claim in connection with our former share lending arrangement with LBIE; (iv) $27.6 million from project loans; and (v) $26.8 million of financing proceeds for the lease receivables from a financial institution that we partner with under our residential lease program.

Net cash provided by financing activities in the nine months ended October 2, 2011 was $107.8 million and reflects cash received of: (i) $489.2 million in cash proceeds from subsequent drawdowns under the Union Bank, Société Générale, and Credit Agricole revolving credit facilities; (ii) $4.0 million from stock option exercises; and (iii) $2.3 million in cash proceeds in conjunction with warrant holders' exercise of their rights to reduce warrant exercise prices (see Note 10). This was partially offset by: (i) repayment of $377.1 million of outstanding balances under the Union Bank and Société Générale revolving credit facilities; and (ii) $10.6 million in purchases of stock for tax withholding obligations on vested restricted stock.

Debt and Credit Sources

Convertible Debentures

As of both September 30, 2012 and January 1, 2012, an aggregate principal amount of $250.0 million of the 4.50% debentures remain issued and outstanding. Interest on the 4.50% debentures is payable on March 15 and September 15 of each year. The 4.50% debentures mature on March 15, 2015. The 4.50% debentures are convertible only into cash, and not into shares of our common stock (or any other securities). Prior to December 15, 2014, the 4.50% debentures are convertible only upon specified events and, thereafter, they will be convertible at any time, based on an initial conversion price of $22.53 per share of our common stock. The conversion price will be subject to adjustment in certain events, such as distributions of dividends or stock splits. Upon conversion, we will deliver an amount of cash calculated by reference to the price of our common stock over the applicable observation period. We may not redeem the 4.50% debentures prior to maturity. Holders may also require us to repurchase all or a portion of their 4.50% debentures upon a fundamental change, as defined in the debenture agreement, at a cash repurchase price equal to 100% of the principal amount plus accrued and unpaid interest. In the event of certain events of default, such as our failure to make certain payments or perform or observe certain obligations thereunder, Wells Fargo, the trustee, or holders of a specified amount of then-outstanding 4.50% debentures will have the right to declare all amounts then outstanding due and payable. Concurrent with the issuance of the 4.50% debentures, we entered into privately negotiated convertible debenture hedge transactions and warrant transactions which represent a call spread overlay with respect to the 4.50% debentures (the "CSO2015"), assuming full performance of the counterparties and 4.50% Warrants strike prices in excess of the conversion price of the 4.50% debentures. According to the counterparties to the warrants, the consummation of the Total Tender Offer triggered their rights to make a downward adjustment to the strike price of the warrants. In the third quarter of fiscal 2011, we and the counterparties to the 4.50% Warrants agreed to reduce the exercise price of the 4.50% Warrants from $27.03 to $24.00. Please see "Conversion of our outstanding 4.75% debentures, our warrants related to our outstanding 4.50% and 4.75% debentures, and future substantial issuances or dispositions of our common stock or other securities, could dilute ownership and earnings per share or cause the market price of our stock to decrease." in "Part I. Item 1A: Risk Factors" in the fiscal 2011 Form 10-K.

As of both September 30, 2012 and January 1, 2012, an aggregate principal amount of $230.0 million of the 4.75% senior convertible debentures ("4.75% debentures") remain issued and outstanding. Interest on the 4.75% debentures is payable on April 15 and October 15 of each year. Holders of the 4.75% debentures are able to exercise their right to convert the debentures at any time into shares of our common stock at a conversion price equal to $26.40 per share. The applicable conversion rate may adjust in certain circumstances, including upon a fundamental change, as defined in the indenture governing the 4.75% debentures. If not earlier converted, the 4.75% debentures mature on April 15, 2014. Holders may also require us to repurchase all or a portion of their 4.75% debentures upon a fundamental change at a cash repurchase price equal to 100% of the principal amount plus accrued and unpaid interest. In the event of certain events of default, such as our failure to make certain payments or perform or observe certain obligations thereunder, Wells Fargo, the trustee, or holders of a specified amount of then-outstanding 4.75% debentures will have the right to declare all amounts then outstanding due and payable. Concurrent with the issuance of the 4.75% debentures, we entered into certain convertible debenture hedge transactions (the "4.75% Bond Hedge") and warrant transactions (the "4.75% Warrants") with affiliates of certain of the underwriters of the 4.75% debentures. According to the counterparties to the warrants, the consummation of the Total Tender Offer triggered their rights to make a downward adjustment to the strike price of the warrants. In the third quarter of fiscal 2011, we and the counterparties to the 4.75% Warrants agreed to reduce the exercise price of the 4.75% Warrants from $38.50 to $26.40, which is no longer above the conversion price of the 4.75% debentures. Please see "Conversion of our outstanding and 4.75% debentures, our warrants related to our outstanding 4.50% and 4.75% debentures, and future substantial issuances or dispositions of our common stock or other securities, could dilute ownership and earnings per share or cause the market price of our stock to decrease." in "Part I. Item 1A: Risk Factors" in the fiscal 2011 Form 10-K.

Mortgage Loan Agreement with IFC

On May 6, 2010, our subsidiaries SunPower Philippines Manufacturing Ltd. ("SPML") and SPML Land, Inc. ("SPML Land") entered into a mortgage loan agreement with IFC. Under the loan agreement, SPML may borrow up to $75.0 million during the first two years, and SPML shall repay the amount borrowed, starting 2 years after the date of borrowing, in 10 equal semiannual installments over the following 5 years. SPML shall pay interest of LIBOR plus 3% per annum on outstanding borrowings, and a front-end fee of 1% on the principal amount of borrowings at the time of borrowing, and a commitment fee of 0.5% per annum on funds available for borrowing and not borrowed. SPML may prepay all or a part of the outstanding principal, subject to a 1% prepayment premium. As of both September 30, 2012 and January 1, 2012, SPML had $75.0 million outstanding under the mortgage loan agreement. SPML and SPML Land pledged certain assets as collateral supporting SPML's repayment obligation. Additionally, in accordance with the terms of the mortgage loan agreement, we are required to establish a debt service reserve account which shall contain the amount, as determined by IFC, equal to the aggregate principal and interest due on the next succeeding interest payment date after such date.

As of September 30, 2012 and January 1, 2012, we had restricted cash and cash equivalents of $6.4 million and $1.3 million, respectively, related to the IFC debt service reserve.

Loan Agreement with California Enterprise Development Authority ("CEDA")

On December 29, 2010, we borrowed from CEDA the proceeds of the $30.0 million aggregate principal amount of CEDA's tax-exempt Recovery Zone Facility Revenue Bonds (SunPower Corporation - Headquarters Project) Series 2010 (the "Bonds") maturing April 1, 2031 under a loan agreement with CEDA. Certain of our obligations under the loan agreement were contained in a promissory note dated December 29, 2010 issued by us to CEDA, which assigned the promissory note, along with all right, title and interest in the loan agreement, to Wells Fargo, as trustee, with respect to the Bonds for the benefit of the holders of the Bonds. The Bonds initially bore interest at a variable interest rate (determined weekly), but in June 2011, at our option were converted into fixed-rate bonds at 8.50% per annum (which include covenants of, and other restrictions on, us). Additionally, in accordance with the terms of the loan agreement, we are required to keep all loan proceeds on deposit with Wells Fargo, the trustee, until funds are withdrawn by us for use in relation to the design and leasehold improvements of our new corporate headquarters in San Jose, California. As of September 30, 2012 and January 1, 2012, we had restricted cash and cash equivalents of $3.0 million and $10.0 million, respectively, for design and leasehold improvements and debt service reserves under the CEDA loan agreement.

As of both September 30, 2012 and January 1, 2012, the $30.0 million aggregate principal amount of the Bonds was classified as "Long-term debt" in our Condensed Consolidated Balance Sheets.

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

As of September 30, 2012, letters of credit issued under the August 2011 letter of credit facility with Deutsche Bank totaled $697.5 million.

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

As of September 30, 2012 letters of credit issued under the Deutsche Bank Trust facility amounted to $1.5 million which were fully collateralized with restricted cash on the Consolidated Balance Sheets.

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

As of both September 30, 2012 and January 1, 2012, we had $250.0 million outstanding under the revolving credit facility with Credit Agricole. Outstanding borrowings under our revolving credit facility are due September 27, 2013 and are therefore classified as "Short-term debt" as of September 30, 2012. We expect to extend the existing facility or refinance prior to the maturity date.

Liquidity

As of September 30, 2012, we had unrestricted cash and cash equivalents of $377.1 million as compared to $725.6 million as of January 1, 2012. Our cash balances are held in numerous locations throughout the world and as of September 30, 2012, we had approximately $139.5 million held outside of the United States. This offshore cash is used to fund operations of our EMEA and APAC business units as well as non-U.S. manufacturing operations, which requires local payment for product materials and other expenses.  The amounts held outside of the United States represents the earnings of our foreign subsidiaries which, if repatriated to the United States under current law, would be subject to United States federal and state tax less applicable foreign tax credits. Repatriation of earnings that have not been subjected to U.S. tax and which have been indefinitely reinvested outside the U.S. could result in additional United States federal income tax payments in future years.

On July 5, 2010, we formed our AUOSP joint venture. Under the terms of the joint venture agreement, our subsidiary SunPower Technology, Ltd. ("SPTL") and AU Optronics Singapore Pte. Ltd. ("AUO") each own 50% of AUOSP. Both SPTL and AUO are obligated to provide additional funding to AUOSP in the future. During the second half of fiscal 2010, we, through SPTL, and AUO each contributed total initial funding of $27.9 million. In fiscal 2011, SPTL and AUO each contributed an additional $80.0 million in funding. Under the joint venture agreement, each shareholder agreed to contribute additional amounts to the joint venture in fiscal 2012 through 2014 amounting to $241.0 million, or such lesser amount as the parties may mutually agree (see the Contractual Obligations table below). In addition, if AUOSP, SPTL, or AUO requests additional equity financing to AUOSP, then SPTL and AUO will each be required to make additional cash contributions of up to $50.0 million in the aggregate. Further, we could in the future guarantee certain financial obligations of AUOSP.

On January 31, 2012, we completed our acquisition from Total of 100% of the equity of Tenesol, a global solar provider headquartered in La Tour deSalvagny, France, and a wholly-owned subsidiary of Total, for $165.4 million in cash pursuant to a stock purchase agreement entered into on December 23, 2011.  Concurrently with the closing of the acquisition, Total purchased $18.6 million shares of our common stock in a private placement at $8.80 per share for total proceeds of $163.7 million. Tenesol has module manufacturing operations in Toulouse, France and Capetown, South Africa and is in the process of developing a third site near Carling, France. Our manufacturing and assembly activities have required and will continue to require significant investment of capital and substantial engineering expenditures.

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

Certain of our customers also require performance bonds issued by a bonding agency or letters of credit issued by financial institutions. Obtaining letters of credit may require adequate collateral. All letters of credit issued under our August 2011 Deutsche Bank facility are guaranteed by Total S.A. pursuant to the Credit Support Agreement. Our letter of credit facility with Deutsche Bank Trust is fully collateralized by restricted cash, which reduces the amount of cash available for operations. As of September 30, 2012 letters of credit issued under the Deutsche Bank Trust facility amounted to $1.5 million which were fully collateralized with restricted cash on the Condensed Consolidated Balance Sheets.

In fiscal 2011, we launched our residential lease program with dealers in the United States, in partnership with a third-party financial institution, which allows customers to obtain SunPower systems under lease agreements up to 20 years, subject to financing availability. On August 8, 2012, we entered into arrangements with two financial institutions that will provide financing to support additional residential solar lease projects. We receive prepaid rent for periods under which the third-party financial institution has agreed to assume collection risk for certain residential leases. Changes in the amount or timing of prepaid rent received from the financial institution may have an impact on our cash position within the next twelve months. The normal collection of monthly, non-prepaid rent payments for leases placed in service is not expected to have a material impact on our cash position within the next twelve months. We are actively arranging additional third-party financing for our residential lease program; however, due to the general challenging credit markets worldwide, we may be unable to arrange additional financing partners for our residential lease program in future periods, which could have a negative impact on our sales. In the unlikely event that we have entered into a material number of additional leases without promptly obtaining corresponding third-party financing, our cash and working capital could be negatively impacted.

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

Contractual Obligations

The following summarizes our contractual obligations as of September 30, 2012:

		Payments Due by Period
(In thousands)	Total	2012 (remaining 3 months)	2013-2014	2015-2016	Beyond 2016
Convertible debt, including interest (1)	$524,487	$5,544	$266,582	$252,361	$—
IFC mortgage loan, including interest (2)	82,749	699	31,986	32,288	17,776
CEDA loan, including interest (3)	77,175	637	5,100	5,100	66,338
Credit Agricole revolving credit facility, including interest (4)	254,306	1,091	253,215	—	—
Project financing	27,617	27,617	—	—	—
Future financing commitments (5)	245,940	47,770	198,170	—	—
Operating lease commitments (6)	116,053	5,434	30,141	24,573	55,905
Capital lease commitments (7)	9,306	477	3,430	2,147	3,252
Utility obligations (8)	750	—	300	300	150
Non-cancellable purchase orders (9)	227,172	227,172	—	—	—
Purchase commitments under agreements (10)	2,169,112	239,325	529,889	688,486	711,412
Total	$3,734,667	$555,766	$1,318,813	$1,005,255	$854,833

(1)
Convertible debt, including interest, relates to the aggregate of $480.1 million in outstanding principal amount of our senior convertible debentures on September 30, 2012. For the purpose of the table above, we assume that all holders of the 4.50% debentures and 4.75% debentures will hold the debentures through the date of maturity in fiscal 2015 and 2014, respectively, and all holders of the 0.75% debentures will require us to repurchase the debentures on August 1, 2015, and upon conversion, the values of the senior convertible debentures will be equal to the aggregate principal amount with no premiums.

(2)
IFC mortgage loan, including interest, relates to the $75.0 million borrowed as of September 30, 2012. Under the loan agreement, SPML is required to repay the amount borrowed, starting 2 years after the date of borrowing, in 10 equal semiannual installments over the following 5 years. SPML is required to pay interest of LIBOR plus 3% per annum on outstanding borrowings.

(3)
CEDA loan, including interest, relates to the proceeds of the $30.0 million aggregate principal amount of the Bonds. The Bonds mature on April 1, 2031. On June 1, 2011 the Bonds were converted to bear interest at a fixed rate of 8.50% through maturity.

(4)	Credit Agricole revolving credit facility, with interest, relates to the $250.0 million borrowed as of September 30, 2012

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

(5)
SPTL and AUO agreed in the joint venture agreement to contribute additional amounts to AUOSP in fiscal 2012 through 2014 amounting to $241.0 million by each shareholder, or such lesser amount as the parties may mutually agree. Further, in connection with a purchase agreement with a non-public company we will be required to provide additional financing to such party of up to $4.9 million, subject to certain conditions.

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

(10)
Purchase commitments under agreements relate to arrangements entered into with several suppliers, including joint ventures, for polysilicon, ingots, wafers, solar cells and solar panels as well as agreements to purchase solar renewable energy certificates from solar installation owners in New Jersey and Pennsylvania. These agreements specify future quantities and pricing of products to be supplied by the vendors for periods up to 10 years and there are certain consequences, such as forfeiture of advanced deposits and liquidated damages relating to previous purchases, in the event that we terminate the arrangements. Where pricing is specified for future periods, with two of our ingot/wafer suppliers, the Company may reduce its purchase commitment under the contract if the Company obtains a bona fide third party offer at a price that is a certain percentage lower than the applicable purchase price in the existing contract. If market prices decrease, the Company intends to use such provisions to either move its purchasing to another supplier or to seek to force the initial supplier to reduce its price to remain competitive with market pricing. These two contracts constitute approximately 1% of the aggregate purchase commitments shown.

Liabilities Associated with Uncertain Tax Positions

As of September 30, 2012 and January 1, 2012, total liabilities associated with uncertain tax positions were $29.8 million and $29.3 million, respectively, and are included in "Other long-term liabilities" in our Condensed Consolidated Balance Sheets as they are not expected to be paid within the next twelve months. Due to the complexity and uncertainty associated with our tax positions, we cannot make a reasonably reliable estimate of the period in which cash settlement will be made for our liabilities associated with uncertain tax positions in other long-term liabilities. Therefore, they have been excluded from the table above.

Off-Balance-Sheet Arrangements

As of September 30, 2012, we did not have any significant off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Foreign Currency Exchange Risk

Our exposure to movements in foreign currency exchange rates is primarily related to sales to European customers that are denominated in Euros. Revenue generated from European customers represented 14% and 23% of our total revenue in the three and nine months ended September 30, 2012, respectively, and 42% and 39% of our total revenue during the three and nine months ended October 2, 2011, respectively. A 10% change in the Euro exchange rate would have impacted our revenue by approximately $8.9 million and $40.0 million in the three and nine months ended September 30, 2012, respectively, and $29.3 million and $67.6 million in the three and nine months ended October 2, 2011, respectively.

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

We currently conduct hedging activities which involve the use of option and forward contracts to address our exposure to changes in the foreign exchange rate between the U.S. dollar and other currencies. As of September 30, 2012, we had outstanding hedge option contracts and forward contracts with aggregate notional values of $56.3 million and $73.9 million, respectively. As of January 1, 2012, we held option and forward contracts totaling $130.4 million and $200.8 million, respectively, in notional value. Because we hedge some of our expected future foreign exchange exposure, if associated revenues do not materialize we could experience losses. During the nine months ended October 2, 2011, in connection with the decline in forecasted revenue surrounding the overall change in the solar sector, we concluded that certain previously anticipated transactions were probable not to occur and thus we reclassified the amount held in "Accumulated other comprehensive income (loss)" in our Condensed Consolidated Balance Sheets for these transactions, which totaled a loss of $4.5 million, to "Other, net" in our Condensed Consolidated Statement of Operations. If we conclude that we have a pattern of determining that hedged forecasted transactions probably will not occur, we may no longer be able to continue to use hedge accounting in the future to reduce our exposure to movements in foreign exchange rates. Such a conclusion and change in our foreign currency hedge program could adversely impact our revenue, margins and results of operations. We cannot predict the impact of future exchange rate fluctuations on our business and operating results.

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

We enter into agreements with vendors that specify future quantities and pricing of polysilicon to be supplied for periods up to 10 years. Under certain agreements, we are required to make prepayments to the vendors over the terms of the arrangements. As of September 30, 2012 and January 1, 2012, advances to suppliers totaled $357.5 million and $327.5 million, respectively. Two suppliers accounted for 74% and 23% of total advances to suppliers as of September 30, 2012, and 74% and 20% of total advances to suppliers as of January 1, 2012. We may be unable to recover such prepayments if the credit conditions of these suppliers materially deteriorate.

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

Our interest expense would increase to the extent interest rates rise in connection with our variable interest rate borrowings. As of September 30, 2012, the outstanding principal balance of our variable interest borrowings was $325.0 million. We do not believe that an immediate 10% increase in interest rates would have a material effect on our financial statements. In addition, lower interest rates have an adverse impact on our interest income. Our investment portfolio primarily consists of $160.0 million in money market funds as of September 30, 2012, and exposes us to interest rate risk. Due to the relatively short-term nature of our investment portfolio, we do not believe that an immediate 10% increase in interest rates would have a material effect on the fair market value of our money market funds. Since we believe we have the ability to liquidate substantially all of this portfolio, we do not expect our operating results or cash flows to be materially affected to any significant degree by a sudden change in market interest rates on our investment portfolio.

Equity Price Risk involving Minority Investments in Joint Ventures and Other Non-Public Companies

Our investments held in joint ventures and other non-public companies expose us to equity price risk. As of September 30, 2012 and January 1, 2012, investments of $107.3 million and $129.9 million, respectively, are accounted for using the equity method, and $14.9 million and $4.9 million, respectively, are accounted for using the cost method. These strategic investments in third parties are subject to risk of changes in market value, which if determined to be other-than-temporary, could result in realized impairment losses. We generally do not attempt to reduce or eliminate our market exposure in equity and cost method investments. We monitor these investments for impairment and record reductions in the carrying values when necessary. Circumstances that indicate an other-than-temporary decline include the valuation ascribed to the issuing company in subsequent financing rounds, decreases in quoted market prices and declines in operations of the issuer. There can be no assurance that our equity and cost method investments will not face risks of loss in the future.

Interest Rate Risk and Market Price Risk Involving Convertible Debt

The fair market value of our 4.75%, 4.50%, and 0.75% convertible debentures is subject to interest rate risk, market price risk and other factors due to the convertible feature of the debentures. The fair market value of the debentures will generally increase as interest rates fall and decrease as interest rates rise. In addition, the fair market value of the debentures will generally increase as the market price of our common stock increases and decrease as the market price of our common stock falls. The interest and market value changes affect the fair market value of the debentures, but do not impact our financial position, cash flows or results of operations due to the fixed nature of the debt obligations, except to the extent increases in the value of our common stock may provide the holders of our 4.50% debentures, and/or 0.75% debentures the right to convert such debentures into cash in certain instances. The aggregate estimated fair value of the 4.75% debentures, 4.50% debentures, and 0.75% debentures was $435.9 million as of September 30, 2012. The aggregate estimated fair value of the 4.75% debentures, 4.50% debentures, 1.25% debentures and 0.75% debentures was $604.6 million as of January 1, 2012. Estimated fair values are based on quoted market prices as reported by an independent pricing source. A 10% increase in quoted market prices would increase the estimated fair value of our then-outstanding debentures to $479.5 million and $665.0 million as of September 30, 2012 and January 1, 2012, respectively, and a 10% decrease in the quoted market prices would decrease the estimated fair value of our then-outstanding debentures to $392.3 million and $544.1 million as of September 30, 2012 and January 1, 2012, respectively.

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

Based on their evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of September 30, 2012 at a reasonable assurance level.

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

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Publicly Announced Plans or Programs
July 2, 2012 through July 29, 2012	300	$4.57	—	—
July 30, 2012 through August 26, 2012	29,163	$4.39	—	—
August 27, 2012 through September 30, 2012	21,977	$4.35	—	—
	51,440	$4.37	—	—

(1)	The shares purchased represent shares surrendered to satisfy tax withholding obligation in connection with the vesting of restricted stock issued to employees.

ITEM 6: EXHIBITS

EXHIBIT INDEX
Exhibit Number	Description
10.1*	Amendment No. 1 to Compensation and Funding Agreement, dated August 10, 2012, by and between SunPower Corporation and Total S.A.
10.2*	Amendment No. 4 to Affiliation Agreement, dated August 10, 2012, by and between SunPower Corporation and Total Gas & Power USA, SAS.
10.3*†	Engineering, Procurement and Construction Agreement, dated September 30, 2011 by and between High Plains Ranch II, LLC and SunPower Corporation, Systems
31.1*	Certification by Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a).
31.2*	Certification by Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a).
32.1*	Certification Furnished Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*+	XBRL Instance Document.
101.SCH*+	XBRL Taxonomy Schema Document.
101.CAL*+	XBRL Taxonomy Calculation Linkbase Document.
101.LAB*+	XBRL Taxonomy Label Linkbase Document.
101.PRE*+	XBRL Taxonomy Presentation Linkbase Document.
101.DEF*+	XBRL Taxonomy Definition Linkbase Document.

Exhibits marked with an asterisk (*) are filed herewith.

Exhibits marked with an extended cross (†) are subject to a request for confidential treatment filed with the Securities and Exchange Commission.

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

SUNPOWER CORPORATION

Dated: November 2, 2012	By:	/s/ CHARLES D. BOYNTON

Charles D. Boynton
Executive Vice President and
Chief Financial Officer

Index to Exhibits

Exhibit Number	Description
10.1*	Amendment No. 1 to Compensation and Funding Agreement, dated August 10, 2012, by and between SunPower Corporation and Total S.A.
10.2*	Amendment No. 4 to Affiliation Agreement, dated August 10, 2012, by and between SunPower Corporation and Total Gas & Power USA, SAS.
10.3*†	Engineering, Procurement and Construction Agreement, dated September 30, 2011 by and between High Plains Ranch II, LLC and SunPower Corporation, Systems
31.1*	Certification by Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a).
31.2*	Certification by Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a).
32.1*	Certification Furnished Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*+	XBRL Instance Document.
101.SCH*+	XBRL Taxonomy Schema Document.
101.CAL*+	XBRL Taxonomy Calculation Linkbase Document.
101.LAB*+	XBRL Taxonomy Label Linkbase Document.
101.PRE*+	XBRL Taxonomy Presentation Linkbase Document.
101.DEF*+	XBRL Taxonomy Definition Linkbase Document.

Exhibits marked with an asterisk (*) are filed herewith.

Exhibits marked with an extended cross (†) are subject to a request for confidential treatment filed with the Securities and Exchange Commission.

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