Form 10-K
period 2012-12-30
SUNPOWER CORP
filed 2013-02-25
CIK 867773

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 30, 2012
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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The aggregate market value of the voting stock held by non-affiliates of the registrant on July 1, 2012 was $191.5 million. Such aggregate market value was computed by reference to the closing price of the common stock as reported on the Nasdaq Global Select Market on June 29, 2012. For purposes of determining this amount only, the registrant has defined affiliates as including Total Gas & Power USA, SAS and the executive officers and directors of registrant on June 29, 2012.

The total number of outstanding shares of the registrant’s common stock as of February 15, 2013 was 119,269,194.
DOCUMENTS INCORPORATED BY REFERENCE

Parts of the registrant’s definitive proxy statement for the registrant’s 2013 annual meeting of stockholders are incorporated by reference in Items 10, 11, 12, 13, and 14 of Part III of this Annual Report on Form 10-K.

d

Trademarks

The following terms, among others, are our trademarks and may be used in this report: SunPower®, Maxeon®, Oasis®, PowerLight®, and Tenesol®. Other trademarks appearing in this report are the property of their respective owners.

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

Cautionary Statement Regarding Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are statements that do not represent historical facts and the assumptions underlying such statements. We use words such as "anticipate," "believe," "continue," "could," "estimate," "expect," "intend," "may," "plan," "predict," "potential," "will," "would," "should," and similar expressions to identify forward-looking statements. Forward-looking statements in this Annual Report on Form 10-K include, but are not limited to, our plans and expectations regarding future financial results, expected operating results, business strategies, projected costs and cost reduction, products, ability to monetize utility projects, competitive positions, management's plans and objectives for future operations, the sufficiency of our cash and our liquidity, our ability to obtain financing, the availability of credit and liquidity support from Total S.A., the ability to comply with debt covenants or cure any defaults, trends in average selling prices, the success of our joint ventures and acquisitions, expected capital expenditures, warranty matters, outcomes of litigation, our exposure to foreign exchange, interest and credit risk, general business and economic conditions, industry trends, impact of changes in government incentives, expected restructuring charges, and the likelihood of any impairment of project assets and long-lived assets. These forward-looking statements are based on information available to us as of the date of this Annual Report on Form 10-K and current expectations, forecasts and assumptions and involve a number of risks and uncertainties that could cause actual results to differ materially from those anticipated by these forward-looking statements. Such risks and uncertainties include a variety of factors, some of which are beyond our control. Please see "Part I. Item 1A: Risk Factors" herein and our other filings with the Securities and Exchange Commission ("SEC") for additional information on risks and uncertainties that could cause actual results to differ. These forward-looking statements should not be relied upon as representing our views as of any subsequent date, and we are under no obligation to, and expressly disclaim any responsibility to, update or alter our forward-looking statements, whether as a result of new information, future events or otherwise.

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

PART I

ITEM 1: BUSINESS

Corporate History

We were originally incorporated in California in 1985 and subsequently reincorporated in Delaware during 2005 in connection with our initial public offering. In November 2011, our stockholders approved the reclassification of all outstanding former class A common stock and class B common stock into a single class of common stock listed on the Nasdaq Global Select Market under the symbol "SPWR". In June 2011, we became a subsidiary of Total Gas & Power USA, SAS (“Total”), a subsidiary of Total S.A. ("Total S.A."). Total acquired 60% of our former class A and class B common stock as of June 13, 2011. In January 2012, we entered into an additional agreement with Total to sell shares of our common stock, thereby increasing Total's ownership to approximately 66% of our outstanding common stock.

Company Overview

We are a vertically integrated solar products and solutions company that designs, manufactures and delivers high-performance solar systems worldwide, serving as a one-stop shop for residential, commercial, and utility-scale power plant customers. Of all the solar cells available for the mass market, we believe our solar cells have the highest conversion efficiency, a measurement of the amount of sunlight converted by the solar cell into electricity. These high efficiency cells are then utilized in our array of high reliability SunPower products.

We believe that there are several factors that set us apart when compared with various competitors:

–	Go-to-market platform that is broad and deep with our more than eight years in rooftop and ground mount channels, including turn-key systems:

•	High performance delivered by enhancing energy delivery and financial return through systems technology design;

•	Cutting edge systems designed to meet customer needs and reduce cost, including non-penetrating, fast roof installation technologies; and

•	Expanded reach has been enhanced by Total S.A.'s long-established presence in many countries where significant solar goals are being established;

–	Technology advantage which includes being the only solar company manufacturing back-contact, back-junction technology. Our modules produce more electricity, last longer and degrade much less:

•	Superior performance, including the ability to generate up to 50% more power per unit area than conventional solar cells;

•	Superior aesthetics, with our uniformly black surface design that eliminates highly visible reflective grid lines and metal interconnect ribbons;

•	Superior reliability, as confirmed by multiple independent reports and internal reliability data;

•	Superior energy production per rated watt of power as confirmed by multiple independent reports;

•	More KW per pound can be transported using less packaging, resulting in lower distribution costs; and

•	More efficient use of silicon, a key raw material used in the manufacture of solar cells;

–	Costs that are decreasing faster and more steadily with an aggressive but we believe achievable cost reduction plan and value that benefits all customers:

•
We offer a significantly lower area-related cost structure for our customers because our solar panels require a substantially smaller roof or land area than conventional solar technology and half or less of the roof or land area of many commercial solar thin film technologies;

•	Through our leasing program, customers can get high efficiency solar products for no money down at competitive energy rates; and

•	Solar power systems designed to generate electricity over a system life typically exceeding 25 years

–	Strong balance sheet backed by Total S.A. that gives us an advantage in today's challenging environment.

Segments Overview

In December 2011, we announced a reorganization to align our business and cost structure to a regional focus in order to support the needs of our customers and improve the speed of decision-making processes. As a result, in the first quarter of fiscal 2012, we changed our segment reporting from our Utility and Power Plant ("UPP") Segment and Residential and Commercial ("R&C") Segment to three regional segments: (i) the Americas Segment, (ii) the EMEA Segment, and (iii) the APAC Segment. The Americas Segment includes both North and South America. The EMEA Segment includes European countries, as well as the Middle East and Africa. The APAC segment includes all Asia-Pacific countries. Historical results have been recast under the new segmentation. For more information about the financial condition and results of operations of each segment, please see Part II - "Item 7: Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Item 8: Financial Statements and Supplementary Data."

Our Products and Services

Products

Solar Cells

Solar cells are semiconductor devices that directly convert sunlight into direct current electricity. Our A-300 solar cell is a silicon solar cell with a specified power value of 3.1 watts and a conversion efficiency averaging between 20.0% and 21.5%. Our A-330 solar cell delivers 3.3 watts with a conversion efficiency of up to 22.7%. During 2012, we commenced commercial production of our next generation solar cells with demonstrated efficiencies exceeding 24%. Our solar cells are designed without highly reflective metal contact grids or current collection ribbons on the front of the solar cells. This feature enables our solar cells to be assembled into solar panels that exhibit a more uniform appearance than conventional solar panels.

Solar Panels

Solar panels are solar cells electrically connected together and encapsulated in a weatherproof panel. We believe solar panels made with our solar cells are the highest efficiency solar panels available for the mass market. Because our solar cells are more efficient relative to conventional solar cells, when our solar cells are assembled into panels, the assembly cost per watt is less because more power can be incorporated into a given size panel. Higher solar panel efficiency allows installers to mount a solar power system with more power within a given roof or site area and can reduce per watt installation costs. During 2012, we commenced production of our next generation solar panels with average module efficiency of greater than 21%. The following SunPower® solar panel series are incorporated into our solar power systems and are available to provide customers with the right solution to fit their needs:

•	SunPower® E18 Series Solar Panel ("E18")

Available in a 72-cell configuration, the E18 series panel uses our A-300 all back-contact solar cells and delivers a total panel conversion efficiency of 18.1% to 18.5%. E18 panels feature high transmission tempered front glass and a sturdy anodized frame allowing panels to operate reliably in multiple mounting configurations. The E18 panel's reduced voltage-temperature coefficient and low-light performance attributes provide outstanding energy delivery per peak power watt.

•	SunPower® E19 Series Solar Panel ("E19")

Available in a 72, 96, and 128-cell configuration, the E19 series panel uses our A-300 all back-contact solar cells and delivers total panel conversion efficiency of 19.3% to 19.7%. The E19 panel features high transmission tempered glass with anti-reflective coating which allows for more diffuse off-angle light to be captured.

•	SunPower® E20 Series Solar Panel ("E20")

Available in a 96-cell configuration, the E20 series panel uses our A-330 all back-contact solar cells and delivers total panel conversion efficiency of up to 20.1%. With comprehensive inverter compatibility, E20 panels can be used with both inverters that require transformers as well as the highest performing transformer-less inverters to maximize output. E20 panels are additionally equipped with a positive power tolerance rating which ensures that the power generated by each panel meets or exceeds that panel's rating.

The development of the E20 solar panel series is a direct result of the investment in SunPower by the United States Department of Energy through its Solar America Initiative program. The E20 panel conversion efficiency rating was further confirmed by the Department of Energy's National Renewable Energy Lab.

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

Ground Mounted Products

•	SunPower® T-0 Tracker ("T-0")

The T-0 tracker is a single-axis tracking systems that automatically pivots solar panels to track the sun's movement throughout the day. This tracking feature increases the amount of sunlight that is captured and converted into energy by up to 30% over flat or fixed-tilt systems, depending on geographic location and local climate conditions. A single motor and drive mechanism can control 10 to 20 rows, or more than 200 KW of solar panels. This multi-row feature represents a cost advantage for our customers over dual axis tracking systems, as such systems require more motors, drives, land, and power to operate per KW of capacity. The SunPower Tracker system can be assembled onsite, and is easily scalable. The T-0 tracker features our TMAC Advanced Tracker Controller ("TMAC") software, which includes real-time tracker status updates, remote (wireless) monitoring and control, proprietary energy production optimization algorithms, and improved reliability. The T-0 tracker has been installed in a wide range of geographical markets principally in the United States, Germany, Italy, Portugal, South Korea, and Spain.

•	SunPower® Oasis® Power Plant ("Oasis")

The Oasis is the industry's first modular solar power block that scales from 1.5 MW distributed installations to large central station power plants. Oasis provides a fully integrated, cost-effective way to rapidly deploy utility-scale solar power systems, streaming the development and construction process while optimizing the use of available land. Each power block integrates the SunPower Oasis tracker, a 425-watt utility solar panel, pre-manufactured cabling, and our TMAC software. The power block kits are shipped pre-assembled to the job site for rapid field installation, and offer a high capacity factor and reliable long-term performance. The Oasis operating system is designed to support future grid interconnection requirements for large-scale solar power plants, such as voltage ride through and power factor control. It features a utility-standard supervisory control and data acquisition operation and analytical tools, which include intelligent sensor and control networks for optimized power plant operation. The Oasis streamlines the entire power plant development process, from permitting through construction and financing.

•	SunPower® C-7 Tracker ("C-7")

Named for its ability to concentrate the Sun's energy by seven times, we expect C-7 to deliver the lowest levelized cost of electricity for utility scale deployment when fully ramped. The C-7 combines a horizontal single-axis tracker with rows of parabolic mirrors, reflecting light onto linear arrays of our high efficiency solar cells. The SunPower cell is uniquely suited for this application due to its extremely high efficiency under low levels of concentration. This tracker's components come factory preassembled enabling rapid installation using standard tools and requiring no specialized field expertise.

•	Fixed Tilt SunPower® Parking Structures

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

Services

We provide our solar power plant customers end-to-end management of the project lifecycle, from early stage site assessment, financing support, and project development, including full-scale environmental and construction permitting, through engineering, procurement, construction, and commissioning. Our projects are built incorporating industry-leading standards for safety, quality, performance, and reliability. Once a site is operational, our plant O&M organization provides customers with field-based preventative maintenance services, "utility-quality" data collection, performance monitoring, diagnostic and performance reporting services, as well as lifecycle asset planning and management with industry leading software applications.

Operations and Maintenance

Our solar power systems are designed to generate electricity over a system life typically exceeding 25 years. We provide commissioning, warranty, administration, operations, maintenance, and performance monitoring services with the objective of optimizing our customers' electrical energy production. Commissioning services include testing to verify that equipment and system performance meet design requirements and specifications. We also pass through to customers long-term warranties from the original equipment manufacturers ("OEMs") of certain system components. We provide warranties of 25 years for our solar panels, which is standard in the solar industry, while our inverters typically carry warranty periods ranging from 5 to 10 years. In addition, we generally warrant our workmanship on installed systems for periods ranging up to 10 years. Systems under warranty and systems under a performance monitoring contract employ our proprietary software and hardware systems to collect and remotely analyze equipment operating and system performance data from all of our sites in our offices located in the United States, Europe, and the Philippines. We offer our commercial customers a comprehensive suite of solar power system maintenance services ranging from system monitoring, to preventive and corrective maintenance, to rapid-response outage restoration and inverter repair. Our Performance Monitoring Service Agreement for commercial and utility systems includes continuous remote monitoring, inverter outage notification, system performance website access, and a 24/7 technical support line. Our Performance Basic Service Agreement adds preventive maintenance to the Standard Monitoring Services Agreement, and our Performance Plus Service Agreement includes all of the Performance Basic Service Agreement features plus on-site troubleshooting and corrective maintenance using regionally-located field service technicians. Residential lease solar system customers are also remotely monitored by SunPower O&M for performance and availability using SunPower's proprietary monitoring software.

Monitoring

Our O&M personnel have access to a powerful set of tools developed on industry leading information technology platforms that facilitate the management of our global fleet of residential, commercial, and utility scale photovoltaic power plants. Real time flow of data from our customers' sites is aggregated centrally where an engine applies advanced solar specific algorithms to detect and report potential performance issues. Our work management system routes any anomalies to the appropriate responders to ensure timely resolution. The enterprise asset management system stores the operational history of thousands of systems and over 1 GW sold and delivered through our regional segments. We have implemented highly automated workflow processes that minimize the time from detection to analysis to dispatch and repair. Our O&M photovoltaic fleet management systems are built on more than a decade of solar services experience, allowing us to provide premier O&M services to our customers worldwide.

We have developed a proprietary set of advanced monitoring applications built upon the leading electric utility real-time monitoring platform (the "SunPower Monitoring System"). The SunPower Monitoring System continuously scans the operational status and performance of the solar power system and automatically identifies system outages and performance deficiencies to our 24/7 monitoring technicians. Customers can access historical or daily system performance data through our customer website (www.sunpowermonitor.com). Some customers choose to install "digital signs" or kiosks to display system performance information from the lobby of their facility. We believe these displays enhance our brand and educate the public and prospective customers about solar power.

In 2008, we released the SunPower Monitoring System, and in 2009, we released the industry’s first monitoring application for the Apple iPhone®, iPod touch® and iPad® mobile devices. In 2011, we expanded our monitoring application to Android™ devices as well. With the addition of these applications to the SunPower Monitoring System, residential and commercial customers now have four easy ways to access information about the energy generated by their SunPower solar power systems. Along with the iPhone, iPod touch, iPad and Android applications, the SunPower Monitoring System offers homeowners the ability to monitor SunPower solar power systems with a wireless, in-home wall-mounted liquid crystal display that provides power production and cumulative energy information. The monitoring system also provides the convenience of Internet access to a solar power system’s performance from virtually anywhere. Customers can view a system’s energy performance and environmental savings on an hourly, monthly, and annual basis.

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

The plants and project development rights, initially owned by us, are sold to third parties. In the United States, commercial and electric utility customers typically choose to purchase solar electricity under a PPA with an investor or financing company that buys the system from us. In Europe and Israel, the projects are typically purchased by an investor or financing company and operated as central-station solar power plants.

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

Residential Leasing Program

Our residential lease program with dealers in the United States, in partnership with third-party financial institutions, allows customers to obtain SunPower systems under lease agreements up to 20 years, subject to financing availability. The program includes system maintenance and warranty coverage as well as an early buy-out option after six years or at any time when the lessees sell their home. Leases are classified as either operating or sales-type leases in accordance with the relevant accounting guidelines.

The program does not yet represent a material portion of our revenue. However, we may face additional material risks as the program expands, including our ability to obtain additional financing partners as well as our ability to collect finance and rent receivables in view of the general challenging credit markets worldwide. We believe that our concentration of credit risk is limited because of our large number of customers, credit quality of the customer base, small account balances for most of these customers, and customer geographic diversification. We have applied and will apply for the §48(c) solar commercial investment tax credit ("ITC") and Treasury Grant payments under Section 1603 of the American Recovery and Reinvestment Act (the "Cash Grant"), which is administered by the U.S. Internal Revenue Services ("IRS") and Treasury Department, for residential leases. We have structured the tax incentive applications, both in timing and amount, to be in accordance with the guidance provided by Treasury and IRS. If the amount or timing of the ITC or Cash Grant payments received in connection with the residential lease program varies from what we have projected, this may impact our revenues and margins and we may have to recognize losses, which may adversely impact our results of operations and cash flows. We make certain assumptions in accounting for the residential lease program, including, among others, the residual value of the leased systems.  As the residential lease program grows, if the residual value of leased systems does not materialize as assumed, our results of operations would be adversely affected.

For more information about Cash Grant payments received in connection with the residential lease program see "Item 1A: Risk Factors" including "A change in our anticipated 1603 Treasury cash grant proceeds or solar investment tax credits could adversely impact our business, revenues, margins, results of operations and cash flows."

Research and Development

We engage in extensive research and development efforts to improve solar cell efficiency through enhancement of our existing products, development of new techniques such as concentrating photovoltaic power, and reducing manufacturing cost and complexity. Our research and development group works closely with our manufacturing facilities, our equipment suppliers and our customers to improve our solar cell design and to lower solar cell, solar panel and system product manufacturing and assembly costs. In addition, we have dedicated employees who work closely with our current and potential suppliers of crystalline silicon, a key raw material used in the manufacture of our solar cells, to develop specifications that meet our standards and ensure the high quality we require, while at the same time controlling costs. Under our Research & Collaboration Agreement with Total, our majority stockholder, we have established a joint committee to engage in long-term research and development projects with continued focus on maintaining and expanding our technology position in the crystalline silicon domain and ensuring our industrial competitiveness. See Note 2 of Notes to Consolidated Financial Statements in Part II - "Item 8: Financial Statements and Supplemental Data."

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

Supplier Relationships, Manufacturing, and Module Assembly

We purchase polysilicon, ingots, wafers, solar cells, and balance of system components from various manufacturers, including our joint venture, on both a contracted and a purchase order basis. We have contracted with some of our suppliers for multi-year supply agreements. Under such agreements, we have annual minimum purchase obligations and in certain cases prepayment obligations. We have certain purchase obligations under our material supply agreement with our joint venture AUO SunPower Sdn. Bhd. ("AUOSP"), which is a supplier of our cells. This material supply contract has a remaining term of 5 years and does not contain prepayment obligations. Please see the Contractual Obligations disclosure in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" for further information regarding the amount of our purchase obligations in 2013 and beyond. Under other supply agreements, we are required to make prepayments to vendors over the terms of the arrangements. As of December 30, 2012, advances to suppliers totaled $351.4 million. We may be unable to recover such prepayments if the credit conditions of these suppliers materially deteriorate. For further information regarding our future prepayment obligations, please see "Item 8. Financial Statements and Supplementary Data - Note 10 - Commitment and Contingencies - Advance to Suppliers." We currently believe our supplier relationships and various short- and long-term contracts will afford us the volume of material and services required to meet our planned output. For more information about risks related to our supply chain, please see "Item 1A: Risk Factors - Risks Related to Our Supply Chain."

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

Polysilicon is melted and grown into crystalline ingots and sawed into wafers by business partners specializing in those processes. The wafers are processed into solar cells in our manufacturing facility located in the Philippines and by our joint venture, AUOSP, located in Malaysia. SPML Land, Inc., owns a 344,000 square foot facility in the Philippines which serves as a solar cell manufacturing facility ("FAB2") and which currently operates twelve lines with a total rated annual solar cell manufacturing capacity of over 700 MW. AUOSP currently operates twelve solar cell manufacturing lines with a total rated annual solar cell manufacturing capacity of over 800 MW.

Using our solar cells, we manufacture our solar panels at our solar panel assembly facilities located in the Philippines and Mexico. In our Philippines facility, we currently operate fourteen solar panel assembly lines with a total rated annual solar panel manufacturing capacity of approximately 600 MW. In our Mexicali, Mexico facility we currently operate ten additional solar panel assembly lines. When fully online, our Mexico facility will house twelve solar panel assembly lines with an expected total rated annual solar panel manufacturing capacity of approximately 500 MW. As a result of our January 2012 acquisition of Tenesol S.A., a global solar provider headquartered in La Tour de Salvagny, France, which operated under the common control of Total, we acquired solar panel assembly facilities in France and South Africa with a combined total rated annual solar cell manufacturing of approximately 170 MW. Our solar panels are also assembled for us by third-party contract manufacturers in California and China.

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

Sales and Marketing

Customers

We sell our products through our regional segments including North America, Europe, the Middle East, Asia, and Australia. Our customers typically include investors, financial institutions, project developers, electric utilities, and independent power producers, commercial and governmental entities, production home builders, and residential owners and small commercial building owners who are served by our third-party global dealer network.

We work with development, construction, system integration, and financing companies to deliver our solar power systems to wholesale sellers, retail sellers, and retail users of electricity. In the United States, commercial and electric utility customers typically choose to purchase solar electricity under a purchase power agreement ("PPA") with an investor or financing company that buys the system from us. End-user customers typically pay the investors and financing companies over an extended period of time based on energy they consume from the solar power systems, rather than paying for the full capital cost of purchasing the solar power systems. In Europe and the United States, our products and systems are typically purchased by an investor or financing company and operated as central-station solar power plants. In addition, our third-party global dealer network and our new homes division have deployed thousands of SunPower rooftop solar power systems to residential customers.

We have offices in markets such as Australia, England, France, Germany, India, Israel, Italy, Japan, South Africa, Spain, and the United States. We anticipate developing additional customer relationships in other markets and geographic regions as we expand our business. We generally do not have long-term agreements with our customers; see "Item 1A: Risk Factors" including "We often do not have long-term agreements with our customers and accordingly could lose customers without warning, which could cause our operating results to decline."

The table below represents our significant customers which accounted for greater than 10 percent of total revenue during fiscal 2012, 2011, and 2010.

		Year ended
Revenue		December 30, 2012	January 1, 2012	January 2, 2011
Significant Customers:	Business Segment
NRG Solar, Inc.	Americas	35%	*	*
Customer B	EMEA	*	*	12%

 *    denotes less than 10% during the period

Seasonal Trends

Our business is subject to industry-specific seasonal fluctuations. Sales have historically reflected these seasonal trends with the largest percentage of total revenues realized during the last two calendar quarters of a fiscal year. Lower seasonal demand normally results in reduced shipments and revenues in the first two calendar quarters of a fiscal year. There are various reasons for this seasonality, mostly related to economic incentives and weather patterns. For example, in European countries with feed-in tariffs, the construction of solar power systems may be concentrated during the second half of the calendar year, largely due to the annual reduction of the applicable minimum feed-in tariff and the fact that the coldest winter months in the Northern Hemisphere are January through March. In the United States, customers will sometimes make purchasing decisions towards the end of the year in order to take advantage of tax credits or for other budgetary reasons. In addition, sales in the new home development market are often tied to construction market demands which tend to follow national trends in construction, including declining sales during cold weather months.

Marketing and Sales

We market and sell solar electric power technologies worldwide through a direct sales force and through our third-party global dealer network. We sell products and services to residential, commercial, utility and power plant customers through direct sales personnel and dealer representatives. Our direct sales personnel and dealer representatives are located in Australia, France, Germany, Korea, Italy, Japan, Spain, Switzerland, and the United States. Our dealer network in the United States serves over 40 states. We have three dealership tiers in the program: Elite, Premier, and Authorized. Approximately 10% to 15% of the dealers in the United States have earned Elite status and approximately 25% to 35% have earned Premier status. We provide warranty coverage on systems we sell through our direct sales personnel and dealers. To the extent we sell through dealers, we may provide system design and support services while the dealers are responsible for installation, maintenance, and service.

Our overall marketing programs are in place to build awareness for the SunPower brand, to communicate the key messages that differentiate our offerings and to create loyalty with our customers. We participate in conferences, seminars, trade shows as well as communicating via our corporate website, social media , public relations, and advertising. Our marketing group is also responsible for driving demand generation activities that create qualified leads to support our sales teams' efforts. We assist our global dealer network through a marketing resource center and customer support organization. We have marketing personnel in San Jose and Richmond, California, and Austin, Texas, United States, as well as in Paris, France, Frankfurt, Germany, Madrid, Spain and Geneva, Switzerland.

Backlog

Our solar power system project backlog represents the uncompleted portion of contracted and financed projects. Contingent customer orders that are not yet financed are excluded from backlog. Our solar power system projects are often cancelable by our customers under certain conditions. In addition, revenue and related costs are often subject to delays or scope modifications based on change orders agreed to with our customers, or changes in the estimated construction costs to be incurred in completing the project.

Our residential and light commercial business and the components business include large volume sales of solar panels, mounting systems, and other solar equipment to third parties, which are typically ordered by our third-party global dealer network and customers under standard purchase orders with relatively short delivery lead-times, generally within one to three months. We have entered into multi-year supply agreements with certain customers of our components business that contain minimum firm purchase commitments. However, specific products that are to be delivered and the related delivery schedules under these long-term contracts are often subject to modifications based on change orders and amendments agreed to with our customers. Our backlog represents the uncompleted portion of firm purchase commitments and open purchase orders by our third-party global dealer network.

Management believes that backlog at any particular date is not necessarily a meaningful indicator of future revenue for any particular period of time because our backlog excludes contracts signed and completed in the same quarter and contracts still conditioned upon obtaining financing. Backlog totaled approximately $1,664.5 million and $1,688.0 million as of December 30, 2012 and January 1, 2012, respectively. Of the backlog as of December 30, 2012, $876.6 million is expected to be recognized in fiscal 2013.

Competition

The market for solar electric power technologies is competitive and continually evolving. We expect to face increased competition, which may result in price reductions, reduced margins, or loss of market share. Our solar power products and systems compete with a large number of competitors in the solar power market, including, but not limited to:

•
Residential and Commercial: Canadian Solar Inc., Hanwha Corporation, JA Solar Holdings Co., Kyocera Corporation, Mitsubishi Corporation, Sanyo Corporation (a subsidiary of Panasonic Corporation), Sharp Corporation, SolarCity Corporation, SolarWorld AG, Sungevity, Inc., SunRun, Inc., Suntech Power Holdings Co. Ltd., Trina Solar Ltd., and Yingli Green Energy Holding Co. Ltd.

•
Utility and Power Plant: Abengoa Solar S.A., Acconia Energia S.A., AES Solar Energy Ltd., Chevron Energy Solutions (a subsidiary of Chevron Corporation), EDF Energy plc, First Solar Inc., NextEra Energy, Inc., NRG Energy, Inc., OPDE Group, Recurrent Energy (a subsidiary of Sharp Corporation), Sempra Energy, Skyline Solar, Inc., Solargen Energy, Inc., Solaria Corporation, SolFocus, Inc., SunEdison (a subsidiary of MEMC Electronic Materials Inc.), and Tenaska, Inc.

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

The principal elements of competition in the solar power systems market include technical expertise, price, experience, delivery capabilities, diversity of product offerings, financing structures, marketing and sales, product performance, quality, efficiency and reliability, and technical service and support. We believe that we can compete favorably with respect to each of these factors, although we may be at a disadvantage in comparison to larger companies with broader product lines, greater technical service and support capabilities, and financial resources. For more information about risks related to our competition, please see "Item 1A: Risk Factors" including "The increase in the global supply of solar cells and panels, and increasing competition, may cause substantial downward pressure on the prices of our products and cause us to lose sales or market share, resulting in lower revenues, earnings, and cash flow," and "If we fail to successfully execute our cost reduction roadmap, and develop and introduce new and enhanced products and services, we may not be able to compete effectively, and our ability to generate revenues will suffer."

Intellectual Property

We rely on a combination of patent, copyright, trade secret, trademark, and contractual protections to establish and protect our proprietary rights. "SunPower" and the "SunPower" logo are our registered trademarks in countries throughout the world for use with solar cells, solar panels and mounting systems. We also hold registered trademarks for "Connectis", "Fournisseur d'accès au soleil", "Maxeon", "Oasis", "PowerLight", "PowerGuard", "Serengeti", "Smarter Solar", "Solbox", "SunTile", "SuPo Solar", "SunPower Electric", "Tenesol", "Tenesolbox", "Tenesol, sun access provider", "The Planet's Most Powerful Solar", "The World's Standard for Solar", and "Use More Sun" in certain countries. We are seeking and will continue to seek registration of the "SunPower" trademark and other trademarks in additional countries as we believe is appropriate. As of December 30, 2012, we held registrations for 16 trademarks in the United States, and had 2 trademark registration applications pending. We also held 100 trademark registrations and had over 22 trademark applications pending in foreign jurisdictions. We require our business partners to enter into confidentiality and nondisclosure agreements before we disclose any sensitive aspects of our solar cells, technology, or business plans. We typically enter into proprietary information agreements with employees, consultants, vendors, customers, and joint venture partners.

We own multiple patents and patent applications which cover aspects of the technology in the solar cells, mounting products, and electrical and electronic systems that we currently manufacture and market. We continue to file for and receive new patent rights on a regular basis. The lifetime of a utility patent typically extends for 20 years from the date of filing with the relevant government authority. We assess appropriate opportunities for patent protection of those aspects of our technology, designs, methodologies, and processes that we believe provide significant competitive advantages to us, and for licensing opportunities of new technologies relevant to our business. As of December 30, 2012, we held 112 patents in the United States, which will expire at various times between 2013 and 2031, and had 173 patent applications pending. We also held 111 patents and had 384 patent applications pending in foreign jurisdictions. While patents are an important element of our intellectual property strategy, our business as a whole is not dependent on any one patent or any single pending patent application. We additionally rely on trade secret rights to protect our proprietary information and know-how. We employ proprietary processes and customized equipment in our manufacturing facilities. We therefore require employees and consultants to enter into confidentiality agreements to protect them.

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

Government Regulations

Public Policy Considerations

Different policy mechanisms have been used by governments to accelerate the adoption of solar power. Examples of customer-focused financial mechanisms include capital cost rebates, performance-based incentives, feed-in tariffs, tax credits, and net metering. Some of these government mandates and economic incentives are scheduled to be reduced or to expire, or could be eliminated altogether, including the feed-in tariffs in Germany and Italy. Capital cost rebates provide funds to customers based on the cost and size of a customer’s solar power system. Performance-based incentives provide funding to a customer based on the energy produced by their solar power system. Feed-in tariffs pay customers for solar power system generation based on energy produced, at a rate generally guaranteed for a period of time. Tax credits reduce a customer’s taxes at the time the taxes are due. In the United States and other countries, net metering has often been used as a supplemental program in conjunction with other policy mechanisms. Under net metering, a customer can generate more energy than used, during which periods the electricity meter will run backwards. During these periods, the customer "lends" electricity to the grid, retrieving an equal amount of power at a later time.

In addition to the mechanisms described above, new market development mechanisms to encourage the use of renewable energy sources continue to emerge. For example, many states in the United States have adopted renewable portfolio standards which mandate that a certain portion of electricity delivered to customers come from eligible renewable energy resources. In certain developing countries, governments are establishing initiatives to expand access to electricity, including initiatives to support off-grid rural electrification using solar power. For more information about risks related to public policies, please see "Item 1A: Risk Factors" including "The reduction, modification or elimination of government and economic incentives could cause our revenue to decline and harm our financial results," and "Existing regulations and policies and changes to these regulations and policies may present technical, regulatory, and economic barriers to the purchase and use of solar power products, which may significantly reduce demand for our products and services."

Environmental Regulations

We use, generate, and discharge toxic, volatile, or otherwise hazardous chemicals and wastes in our research and development, manufacturing, and construction activities. We are subject to a variety of foreign, federal, state, and local governmental laws and regulations related to the purchase, storage, use, and disposal of hazardous materials.

We believe that we have all environmental permits necessary to conduct our business and expect to obtain all necessary environmental permits for future activities. We believe that we have properly handled our hazardous materials and wastes and have appropriately remediated any contamination at any of our premises. We are not aware of any pending or threatened environmental investigation, proceeding or action by foreign, federal, state or local agencies, or third parties involving our current facilities. Any failure by us to control the use of, or to restrict adequately the discharge of, hazardous substances could subject us to substantial financial liabilities, operational interruptions, and adverse publicity, any of which could materially and adversely affect our business, results of operations, and financial condition.

Iran

The Iran Threat Reduction and Syria Human Rights Act of 2012, signed into law by President Obama on August 10, 2012 (“ITRSHRA”), added a new Section 13(r) to the Securities Exchange Act of 1934, as amended, which requires us to disclose whether Total S.A. (“Total”) or any of its affiliates (collectively, the “Total Group”) has engaged during the 2012 calendar year in certain Iran-related activities. While the Total Group has not engaged in any activity that would be required to be disclosed pursuant to subparagraphs (A), (B), (C), (D)(i) or (D)(ii) of Section 13(r)(1), affiliates of Total may be deemed to have engaged in a transaction or dealing with the government of Iran pursuant to Section 13(r)(1)(D)(iii), as discussed below. The below information concerning fiscal year 2012 was provided to us by Total and is current as of February 19, 2013. The percentages below indicate ownership interest in the entities named. SunPower and its subsidiaries did not engage in any activities required to be disclosed pursuant to Section 13(r)(1).

The Total Group has no exploration and production activities in Iran. Some payments are yet to be reimbursed to the Total Group with respect to past expenditures and remuneration under buyback contracts entered into between 1997 and 1999 with the National Iranian Oil Company (“NIOC”) for the development of the South Pars 2&3 and Dorood fields. With respect to these contracts, development operations have been completed and the Total Group, which is no longer involved in the operation of these fields, has no information on the production from these fields. The Total Group maintains a local office in Iran solely for non-operational functions. In 2012, Total E&P Iran (100%), Elf Petroleum Iran (99.7%) and Total South Pars 2&3 (99.7%) collectively made payments of approximately €1 million to the Iranian administration with respect to certain taxes and social security in relation to payments made in 2012 to the Total Group under the Dorood and South Pars 2&3 buyback contracts and the maintenance of the local office mentioned above and its personnel. Total did not recognize any revenues or profits from the aforementioned in 2012. Payments for taxes and social security are expected to be made in 2013.

In 2012, as part of its ongoing global strategy for the protection of its intellectual property, Total filed two patent applications in Iran that it had filed in many other countries. The filing of an application to obtain a patent in Iran is an activity that the U.S. Treasury Department's Office of Foreign Assets Control ("OFAC") licenses, and, although Total is not a U.S. person, it believes its activity is consistent with this license.

Total E&P UK Limited (“TEP UK”), a wholly-owned affiliate of Total, had limited contacts in 2012 with the Iranian Oil Company UK Ltd (“IOC”), a subsidiary of NIOC. These contacts related to agreements governing certain transportation, processing and operation services formerly provided to a joint venture at the Rhum field in the UK, co-owned by BP (50%, operator) and IOC (50%), by a joint venture at the Bruce field between BP (37%, operator), TEP UK (43.25%), BHP Billiton Petroleum Great Britain Ltd (16%) and Marubeni Oil & Gas (North Sea) Limited (3.75%) and by TEP UK's Frigg UK Association pipeline (100%). To the Total Group's knowledge, no services have been provided under the aforementioned agreements since November 2010, when the Rhum field stopped production following the adoption of Eropean Union sanctions, other than critical safety-related services (i.e., monitoring and marine inspection of the Rhum facilities). These agreements led to the signature in 2005 of an agreement by TEP UK and Naftiran Intertrade Co. (“NICO”) (IOC's parent company and a subsidiary of NIOC) for the purchase by TEP UK of Rhum field natural gas liquids from NICO. There have been no purchases under this agreement since November 2010. TEP UK's contacts with IOC and NICO in 2012 in regard to the aforementioned agreements were limited to exchanging letters and notifications regarding contract administration and declarations of force majeure. TEP UK may have similar limited contacts with IOC and NICO in 2013. Total did not recognize any revenues or profits from the aforementioned in 2012.

The Total Group does not own or operate any refineries or chemicals plants in Iran. Until December 2012, at which time Total sold its entire interest, it held a 50% interest in the company Beh Total along with Behran Oil (50%), a company controlled by entities with ties to the government of Iran. Beh Total produced and marketed in 2012 small quantities of lubricants (16,885 metric tons) for sale to domestic consumers in Iran. In 2012, revenue generated from Beh Total's activities in Iran was approximately €50 million, net income was approximately €3 million and Beh Total paid approximately €1 million in taxes and approximately €4 million of dividends for fiscal year 2010 (share of Total: approximately €2 million).

In addition, Total holds a 50% interest in, but does not operate, Samsung Total Petrochemicals Co. Ltd (“STC”), a South Korean incorporated joint venture with Samsung General Chemicals Co., Ltd. (50%). During the first six months of 2012 and prior to Executive Order 13622, STC purchased 292,000 metric tons of condensates directly or indirectly from companies affiliated with the Iranian government for approximately €253 million. As such condensates are used by STC as inputs for its manufacturing processes, it is not possible to estimate the revenues from sales or net income attributable to such purchases. In reliance on the exemption provided in Section 1245(d)(4)(D) of the National Defense Authorization Act (NDAA) announced on December 7, 2012, STC contracted to recommence such purchases. However, STC's management has recently stated that STC would no longer take deliveries under such contract arrangement as from March 31, 2013. In addition, STC sold 1,450 metric tons of polymers for approximately €156 million to two Korean traders, Skyplast and Tera Korea, which may have subsequently exported some or all of this product to Iran. Taking into account the uses for such polymers (e.g., food packaging, pipes, car interiors), the end-customers likely were private companies. STC may make similar sales in the future.

Prior to January 23, 2012, the Total Group's Trading & Shipping ceased its purchase of Iranian hydrocarbons. Before this date, Total International Limited, a wholly-owned subsidiary of Total, purchased in Iran during 2012 pursuant to a mix of spot and term contracts approximately 2 million barrels of hydrocarbons from state-controlled entities for approximately €189 million, which it subsequently resold for approximately €176 million. As Total hedges the risk associated with a fluctuation in hydrocarbon prices during its trading activities, the overall net income before tax attributable to such activity was €3 million. Trading & Shipping owed to state controlled entities in Iran approximately €235 million as of December 31, 2011 and €83 million as of December 31, 2012, which represented the value of the hydrocarbons purchased prior to the cessation of such activity.

Employees

As of December 30, 2012, we had approximately 5,020 employees worldwide, excluding employees of our joint ventures. As of December 30, 2012, approximately 700 employees were located in the United States, 2,880 employees were located in the Philippines and 1,440 employees were located in other countries. Of these employees, approximately 3,440 were engaged in manufacturing, 280 in construction projects, 230 in research and development, 650 in sales and marketing, and 420 in general and administrative services. Although we have works councils and statutory employee representation obligations in certain countries, our employees are not represented by a labor union.  We have never experienced a work stoppage, and we believe relations with our employees are good.

Geographic Information

Sales outside the United States represented approximately 30%, 47% and 72% of total revenue for fiscal years 2012, 2011, and 2010, respectively. Information regarding the physical location of our property, plant and equipment and our foreign and domestic operations is contained in Note 7 and Note 18, respectively, of Notes to Consolidated Financial Statements in Part II - "Item 8: Financial Statements and Supplemental Data," which information is incorporated herein by reference. See also "Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations,” for other information about our operations and activities in various geographic regions.

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

Global solar cell and panel production capacity has been materially increasing since 2009, and solar cell and solar panel manufacturers continue to have significant excess capacity, particularly in China. Excess capacity and industry competition have resulted, and will continue to result, in substantial downward pressure on the price of solar cells and panels, including SunPower products. Increasing competition could also result in us losing sales or market share. Such price reductions or loss of sales or market share could continue to have a negative impact on our revenue and earnings, and could materially adversely affect our business and financial condition and cash flows. In addition, our internal forecasts of pricing may not be accurate in the current market environment, which could cause our financial results to be different than forecasted. See also "If we fail to successfully execute our cost reduction roadmap, and develop and introduce new and enhanced products and services, we may not be able to compete effectively, and our ability to generate revenues will suffer."

Our operating results will be subject to fluctuations and are inherently unpredictable.

We do not know if our revenue will grow, or if it will grow sufficiently to outpace our expenses. We may not be profitable on a quarterly basis. For example, we experienced net losses in each quarter of 2012. Our quarterly revenue and operating results will be difficult to predict and have in the past fluctuated from quarter to quarter. Revenue from our large commercial and, utilities and power plant customers (for example, our California Valley Solar Ranch ("CVSR") project and our Antelope Valley Solar Projects (“AVSP”)) is susceptible to large fluctuations. The amount, timing and mix of sales to our large commercial and utilities and power plant customers, often for a single medium or large-scale project, may cause large fluctuations in our revenue and other financial results as, at any given time, a single large-scale project can account for a material portion of our total revenue in a given quarter. Our inability to monetize our projects as planned, or any delay in obtaining the required government support or initial payments to begin recognizing revenue under the relevant recognition criteria, and the corresponding revenue impact under the percentage-of-completion method of recognizing revenue, may similarly cause large fluctuations in our revenue and other financial results. A delayed disposition of a project could require us to recognize a gain on the sale of assets instead of recognizing revenue. Further, our revenue mix of materials sales versus project sales can fluctuate dramatically from quarter to quarter, which may adversely affect our margins and financial results in any given period. Any decrease in revenue from our large commercial, utilities and power plant customers, whether due to a loss or delay of projects or an inability to collect, could have a significant negative impact on our business. Our agreements with these customers may be canceled if we fail to meet certain product specifications or materially breach the agreement. In the event of a customer bankruptcy, our customers may seek to renegotiate the terms of current agreements or renewals. In addition, the failure by any significant customer to pay for orders, whether due to liquidity issues or otherwise, could materially and adversely affect our results of operations. Sales to our residential and light commercial customers are similarly susceptible to fluctuations in volumes and revenues. Declining average selling prices immediately impact our residential and light commercial sales volumes, and therefore lead to large fluctuations in revenues. Any of the foregoing may cause us to miss any current and future revenue or earnings guidance and negatively impact liquidity.

We base our planned operating expenses in part on our expectations of future revenue and a significant portion of our expenses is fixed in the short term. If revenue for a particular quarter is lower than we expect, we likely will be unable to proportionately reduce our operating expenses for that quarter, which would harm our operating results for that quarter. This may cause us to miss any earnings guidance announced by us.

The execution of our growth strategy is dependent upon the continued availability of third-party financing arrangements for our solar power plants, our residential lease program and our customers, and is affected by general economic conditions.

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

Due to the general challenging credit markets worldwide, we may be unable to obtain project financing for our projects, customers may be unable or unwilling to finance the cost of our products, we may have difficulties in reaching agreements with financiers to finance the construction of our solar power systems, or the parties that have historically provided this financing may cease to do so, or only do so on terms that are substantially less favorable for us or our customers, any of which could materially and adversely affect our revenue and growth in all segments of our business. We are actively arranging additional third-party financing for our residential lease program; however, due to the general challenging credit markets worldwide, we may be unable to arrange additional financing partners for our residential lease program in future periods, which could have a negative impact on our sales.  In the event we enter into a material number of additional leases without obtaining corresponding third-party financing, our cash, working capital and financial results could be negatively impacted. In addition, in the United States, with the expiration of the Treasury Grant under Section 1603 of the American Recovery and Reinvestment Act program, we will need to identify, in the near term, interested financiers with sufficient taxable income to monetize the tax incentives created by our solar systems. In the long term, as we look towards incentive-less markets, we will continue to need to identify financiers willing to finance residential solar systems. Our plans to continue to grow our residential lease program may be delayed if credit conditions prevent us from obtaining or maintaining arrangement(s) to finance the program. The lack of project financing could delay the development and construction of our solar power plant projects, thus reducing our revenues from the sale of such projects. Many customers, especially in the United States, choose to purchase solar electricity under a PPA with a financing company that buys the system from us and the lack of availability of such financing could lead to reduced revenues. If economic recovery is slow in the United States or elsewhere, or if the European debt crisis remains unresolved or worsens, we may experience decreases in the demand for our solar power products, which may harm our operating results. We may in some cases seek to pursue partnership arrangements with financing entities to assist residential and other customers to obtain financing for the purchase or lease of our systems, which would expose us to credit or other risks. In addition, a rise in interest rates would likely increase our customers' cost of financing or leasing our products and could reduce their profits and expected returns on investment in our products. The general reduction in available credit to would-be borrowers or lessees, the poor state of economies worldwide, and the condition of housing markets worldwide could delay or reduce our sales of products to new homebuilders and authorized resellers.

The reduction, modification or elimination of government and economic incentives could cause our revenue to decline and harm our financial results.

The market for on-grid applications, where solar power is used to supplement a customer's electricity purchased from the utility network or sold to a utility under tariff, depends in large part on the availability and size of government mandates and economic incentives because, at present, the cost of solar power generally exceeds retail electric rates in many locations and wholesale peak power rates in some locations. In addition, on-grid applications depend on access to the grid, which is also regulated by government entities. Incentives and mandates vary by geographic market. Various government bodies in most of the countries where we do business have provided incentives in the form of feed-in tariffs, rebates, and tax credits and other incentives and mandates, such as renewable portfolio standards, to end-users, distributors, system integrators and manufacturers of solar power products to promote the use of solar energy in on-grid applications and to reduce dependency on other forms of energy. In 2011, some of these government mandates and economic incentives were reduced or fundamentally restructured, including the feed-in tariffs in Germany and incentives offered by other European countries, which has had a materially negative effect on the market size and price of solar systems in Europe and caused our earnings in 2011 and 2012 to decline in Europe and adversely affected our financial results. Governmental decisions regarding the provision of economic incentives often depend on political and economic factors that are largely beyond our control. Because our sales are into the on-grid market, the reduction, modification or elimination of grid access, government mandates and economic incentives in one or more of our customer markets would materially and adversely affect the growth of such markets or result in increased price competition, either of which could cause our revenue to decline and harm our financial results.

Existing regulations and policies and changes to these regulations and policies may present technical, regulatory, and economic barriers to the purchase and use of solar power products, which may significantly reduce demand for our products and services.

The market for electric generation products is heavily influenced by federal, state and local government laws, regulations and policies concerning the electric utility industry in the United States and abroad, as well as policies promulgated by electric utilities. These regulations and policies often relate to electricity pricing and technical interconnection of customer-owned electricity generation, and could deter further investment in the research and development of alternative energy sources as well as customer purchases of solar power technology, which could result in a significant reduction in the potential demand for our solar power products. The market for electric generation equipment is also influenced by trade and local content laws, regulations and policies which can discourage growth and competition in the solar industry, create economic barriers to the purchase of solar power products, thus reducing demand for our solar products.  We anticipate that our solar power products and their installation will continue to be subject to oversight and regulation in accordance with federal, state, local and foreign regulations relating to construction, safety, environmental protection, utility interconnection and metering, trade, and related matters. It is difficult to track the requirements of individual states or local jurisdictions and design equipment to comply with the varying standards. In addition, the U.S., European Union and Chinese governments have imposed tariffs or are in the process of evaluating the imposition of tariffs on solar panels, solar cells, polysilicon and potentially other components. These tariffs may increase the price of our solar products and adversely impact our cost reduction roadmap, which could harm our results of operations and financial condition. Any new regulations or policies pertaining to our solar power products may result in significant additional expenses to us, our resellers and our resellers' customers, which could cause a significant reduction in demand for our solar power products.

We may incur unexpected warranty and product liability claims that could materially and adversely affect our financial condition and results of operations.

Our current standard product warranty for our solar panels includes a 25-year warranty period for defects in materials and workmanship and a 25-year warranty period for declines in power performance. We believe our warranty offering exceeds industry practice. We perform accelerated lifecycle testing that expose our solar panels to extreme stress and climate conditions in both environmental simulation chambers and in actual field deployments in order to highlight potential failures that would occur over the 25-year warranty period. Due to the long warranty period, we bear the risk of extensive warranty claims long after we have shipped product and recognized revenue. Although we conduct accelerated testing of our solar panels and have several years of experience with our all-back-contact solar cell architecture, our solar panels have not and cannot be tested in an environment that exactly simulates the 25-year warranty period and it is difficult to test for all conditions that may occur in the field. We have sold solar panels since the early 2000's and have therefore not experienced the full warranty cycle.

In our project installations, our current standard warranty for our solar power systems differs by geography and end-customer application and usually includes a limited warranty of 10 years for defects in work and workmanship, after which the customer may typically extend the period covered by its warranty for an additional fee. Due to the long warranty period, we bear the risk of extensive warranty claims long after we have completed a project and recognized revenues. Warranty and product liability claims may also result from defects or quality issues in certain third party technology and components that our business incorporates into its solar power systems, particularly solar cells and panels, over which we have little or no control. While we generally pass through to our customers manufacturer warranties we receive from our suppliers, in some circumstances, we may be responsible for repairing or replacing defective parts during our warranty period, often including those covered by manufacturers' warranties, or incur other non-warranty costs. If the manufacturer disputes or otherwise fails to honor its warranty obligations, we may be required to incur substantial costs before we are compensated, if at all, by the manufacturer. Furthermore, our warranties may exceed the period of any warranties from our suppliers covering components, such as third party solar cells, third party panels and third party inverters, included in our systems. In addition, manufacturer warranties may not fully compensate us for losses associated with third-party claims caused by defects or quality issues in their products. For example, most manufacturer warranties exclude many losses that may result from a system component's failure or defect, such as the cost of de-installation, re-installation, shipping, lost electricity, lost renewable energy credits or other solar incentives, personal injury, property damage, and other losses. In certain cases our direct warranty coverage provided by SunPower to our customers, and therefore our financial exposure, may exceed our recourse available against cell, panel or other manufacturers for defects in their products. In addition, in the event we seek recourse through warranties, we will also be dependent on the creditworthiness and continued existence of the suppliers to our business. Some of our suppliers have entered bankruptcy and our likelihood of a successful warranty claim against them is minimal.

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

If we fail to successfully execute our cost reduction roadmap, and develop and introduce new and enhanced products and services, we may not be able to compete effectively, and our ability to generate revenues will suffer.

Our solar panels are currently competitive in the market compared with lower cost conventional solar cells, such as thin-film, due to their higher efficiency. If our competitors are able to drive down their manufacturing costs faster than us, our products may become less competitive even when adjusted for efficiency. While raw materials costs and other third party component costs have been decreasing, if such costs were to increase, we may not be able to meet our cost reduction targets. If we cannot effectively execute our cost reduction roadmap, our competitive position would suffer, and we could lose market share and our margins would be adversely impacted as we face downward pricing pressure.

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

Our failure to further refine our technology, reduce cost in our manufacturing process, and develop and introduce new solar power products could cause our products or our manufacturing facilities to become uncompetitive or obsolete, which could reduce our market share, cause our sales to decline, and cause the impairment of our assets. This will require us to continuously develop new solar power products and enhancements for existing solar power products to keep pace with evolving industry standards, competitive pricing and changing customer requirements. If we cannot continually improve the efficiency of our solar panels as compared to those of our competitors, our pricing will become less competitive, we could lose market share and our margins would be adversely impacted. We have new products such as our C7 Tracker technology, which has not been mass deployed in the market. We need to prove its reliability in the field as well as drive down its cost in order to gain market acceptance. We also compete with traditional utilities that supply energy to our potential customers. Such utilities have greater financial, technical, operational and other resources than we do. If electricity rates decrease and our products become less competitive by comparison, our operating results and financial condition will be adversely affected. As we introduce new or enhanced products or integrate new technology into our products, we will face risks relating to such transitions including, among other things, technical challenges, acceptance of products by our customers, disruption in customers' ordering patterns, insufficient supplies of new products to meet customers' demand, possible product and technology defects arising from the integration of new technology and a potentially different sales and support environment relating to any new technology. Our failure to manage the transition to newer products or the integration of newer technology into our products could adversely affect our business's operating results and financial condition.

A limited number of customers and large projects are expected to continue to comprise a significant portion of our revenues and any decrease in revenue from those customers or projects, payment of liquidated damages, or an increase in related expenses, could have a significant adverse effect on us.

Even though we expect our customer base and number of large projects to expand and our revenue streams to diversify, a substantial portion of our revenues could continue to depend on sales to a limited number of customers as well as construction of a limited number of large projects (for example, the AVSP and CVSR projects), and the loss of sales to, or construction of, or inability to collect from those customers or for those projects, or an increase in expenses (such as financing costs) related to any such large projects, would have a significant negative impact on our business. For example, if the notice to proceed for AVSP phase 1 project (309 MW) is delayed or not obtained, it would have a significant adverse impact on our financial results. These larger projects create concentrated operating and financial risks. The effect of recognizing revenue or other financial measures on the sale of a larger project, or the failure to recognize revenue or other financial measures as anticipated in a given reporting period because a project is not yet completed under applicable accounting rules by period end, may materially impact our financial results. In addition, if construction, warranty or operational issues arise on a larger project, or if the timing of such projects unexpectedly shifts for other reasons, such issues could have a material impact on our financial results. Our agreements for such projects may be cancelled or we may incur large liquidated damages if we fail to execute the projects as planned, obtain certain approvals or consents by a specified time, meet certain product and project specifications, materially breach the governing agreements, or in the event of a customer's or project entity's bankruptcy, and our customers may seek to cancel or renegotiate the terms of current agreements or renewals. In addition, the failure by any significant customer to pay for orders and the construction process, whether due to liquidity issues, failure of anticipated government support or otherwise, could materially and negatively affect our results of operations.

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

Our business is subject to significant industry-specific seasonal fluctuations. Sales have historically reflected these seasonal trends with the largest percentage of total revenues being realized during the last two calendar quarters. Low seasonal demand normally results in reduced shipments and revenues in the first two calendar quarters. There are various reasons for this seasonality, mostly related to economic incentives and weather patterns. For example, in European countries with feed-in tariffs, the construction of solar power systems may be concentrated during the second half of the calendar year, largely due to the annual reduction of the applicable minimum feed-in tariff and the fact that the coldest winter months in the Northern Hemisphere are January through March. In the United States, customers will sometimes make purchasing decisions towards the end of the year in order to take advantage of tax credits or for other budgetary reasons. In addition, sales in the new home development market are often tied to construction market demands which tend to follow national trends in construction, including declining sales during cold weather months.

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

We expect total capital expenditures related to purchases of property, plant and equipment in the range of $70 million to $90 million in fiscal 2013. To develop new products, support future growth, achieve operating efficiencies, and maintain product quality, we must make significant capital investments in manufacturing technology, facilities and capital equipment, research and development, and product and process technology. We also anticipate increased costs as we make advance payments for raw materials or pay to procure such materials, especially polysilicon, increase our sales and marketing efforts, invest in joint ventures and acquisitions, invest in our residential lease business, and continue our research and development efforts with respect to our products and manufacturing technologies. Our manufacturing and assembly activities have required and will continue to require significant investment of capital and substantial engineering expenditures. In addition, we expect to invest a significant amount of capital to develop solar power systems and plants for sale to customers. The development and construction of solar power plants can require long periods of time and substantial initial investments. The delayed disposition of such projects could have a negative impact on our liquidity. See "Risk Related to Our Operations-We may make significant investments in building solar power plants without first obtaining project financing, and the delayed sale of our projects would adversely affect our business, liquidity and results of operations." A significant portion of our revenue is generated from a limited number of customers and large projects, and our inability to execute those projects, or to collect from those customers or for those projects, would have a significant negative impact on our business. See "Risk Related to Our Sales Channels-A limited number of customers and large projects are expected to continue to comprise a significant portion of our revenues and any decrease in revenue from those customers or projects, payment of liquidated damages, or an increase in related expenses, could have a significant adverse effect on us.”

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

Certain of our customers also require performance bonds issued by a bonding agency, or bank guarantees or letters of credit issued by financial institutions, which are returned to SunPower upon satisfaction of contractual requirements. If there is a contractual dispute with the customer, the customer may withhold the security or make a draw under such security, which could have an adverse impact on our liquidity position. As of December 30, 2012 letters of credit issued under the Deutsche Bank Trust facility amounted to $17.5 million and were fully collateralized with restricted cash. Our uncollateralized letter of credit facility with Deutsche Bank, which as of December 30, 2012 had an outstanding amount of $725.3 million, is guaranteed by Total S.A. pursuant to the Credit Support Agreement between us and Total S.A. Any draws under this uncollateralized facility would require SunPower to immediately reimburse the bank for the drawn amount. A default under the Credit Support Agreement or the guaranteed letter of credit facility, or if our other indebtedness greater than $25 million becomes accelerated, could cause Total S.A., subject to its obligations under the Liquidity Support Facility (described below), to declare all amounts due and payable to Total S.A. and direct the bank to cease issuing additional letters of credit on behalf of SunPower, which could have a material adverse effect on our operations.

We believe that our current cash and cash equivalents, cash generated from operations, and funds available under our revolving credit facility with Credit Agricole will be sufficient to meet our working capital requirements and fund our committed capital expenditures over the next 12 months, including the development and construction of solar power plants over the next 12 months. As of December 30, 2012, $275.0 million was outstanding under our revolving credit facility with Credit Agricole.

We are also party to a Liquidity Support Agreement with Total S.A. and the DOE, and a series of related agreements with Total S.A. or its affiliates, under which Total S.A. has agreed to provide us with a liquidity facility to a maximum amount of $600 million (the “Liquidity Support Facility”). Total S.A. is required, through its affiliates, to provide liquidity support to us under this facility, and we are required to accept such liquidity support from Total, S.A., if either our actual or projected unrestricted cash, cash equivalents and unused borrowing capacity are reduced below $100 million, or we fail to satisfy any financial covenant under our indebtedness, including the Credit Agricole facility. In either such event, subject to an $600 million aggregate limit, Total S.A. is required to provide us with sufficient liquidity support to increase the amount of our unrestricted cash, cash equivalents and unused borrowing capacity to above $100 million, and to restore our compliance with our financial covenants. In general, our cost of financing under the Liquidity Support Agreement would increase as the aggregate amount of liquidity support we require over time increases. On December 24, 2012, Total S.A. agreed to guarantee our revolving credit facility with Credit Agricole, which reduced the capacity available under the Liquidity Support Facility by $275 million.

The lenders under our credit facilities and holders of our debentures may also require us to repay our indebtedness to them in the event that our obligations under other indebtedness or contracts in excess of the applicable threshold amount, such as $25 million, are accelerated and we fail to discharge such obligations. If our capital resources are insufficient to satisfy our liquidity requirements, for example, due to cross acceleration of indebtedness, we may seek to sell additional equity securities or debt securities or obtain other debt financings, including under the Liquidity Support Facility; although the current economic environment could also limit our ability to raise capital by issuing new equity or debt securities on acceptable terms, and lenders may be unwilling to lend funds on acceptable terms. The sale of additional equity securities or convertible debt securities, including under the Liquidity Support Facility, may result in additional dilution to our stockholders and may not be available on favorable terms or at all. Additional debt would result in increased expenses and could impose new restrictive covenants which may be similar or different than those restrictions contained in the covenants under certain of our current debt agreements and debentures. Financing arrangements, including project financing for our solar power plants and letters of credit facilities, may not be available to us, or may not be available in amounts or on terms acceptable to us. If additional financing is not available, we may also seek to sell assets, or reduce or delay capital investments, which could negatively impact our financial results.

Under certain circumstances under the Liquidity Support Facility, we are required to issue to Total S.A. or its affiliates, in exchange for the provision of liquidity support, warrants to purchase our common stock. The number of shares of our common stock covered by these warrants will be equal to an agreed percentage of the amount of support provided at a particular time, divided by the volume-weighted average of our stock price over the 30-day trading period ending on the trading day immediately preceding the date when the support is provided. The exercise price of these warrants is also set by reference to this volume-weighted average price, and therefore may be set at a discount to our stock price currently or at the time the warrants are issued. Any convertible debt we issue to Total S.A. or its affiliates under the Liquidity Support Facility will be convertible into our common stock at its market price at the time of conversion, which may be lower than our current stock price. Finally, any common stock we issue to Total S.A. under the Liquidity Support Facility will be priced at a 17% discount to the volume-weighted average stock price for the 30-day trading period ending on the trading day preceding the date of issuance. For all these reasons, use of the Liquidity Support Facility could be dilutive to the equity interests of our other stockholders, and the degree of dilution will increase if our stock price decreases. Any other equity financing we may seek would also likely be dilutive to our stockholders' equity interests.

In the first half of 2013, $275 million of Credit Agricole revolver and $230 million of 4.75% debentures will have a maturity of less than 12 months and be reclassified to short term debt on our consolidated balance sheet. We are evaluating options to repay or refinance such indebtedness during 2013 or 2014, but there are no assurances that we will have sufficient available cash to repay such indebtedness or we will be able to refinance such indebtedness on similar terms to the expiring indebtedness. If we cannot generate sufficient cash flows, find other sources of capital to fund our operations and solar power plant projects, make adequate capital investments to remain technologically and price competitive, or provide bonding or letters of credit required by our projects, we will need to sell additional equity securities or debt securities, or obtain other debt financings. If adequate funds and other resources are not available on acceptable terms, our ability to fund our operations, develop and construct solar power plants, develop and expand our manufacturing operations and distribution network, maintain our research and development efforts, provide collateral for our projects, meet our debt service obligations, or otherwise respond to competitive pressures would be significantly impaired. Our inability to do any of the foregoing could have a material adverse effect on our business and results of operations.

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

Our indebtedness may increase if we require liquidity support from Total S.A. under the Liquidity Support Facility, and in general the economic cost of such indebtedness will increase, both in absolute dollars and in our cost per dollar borrowed, if the aggregate amount of liquidity support we require increases. In the event our joint ventures are consolidated with our financial statements, such consolidation could significantly increase our indebtedness.

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

We currently benefit from income tax holiday incentives in the Philippines in accordance with our subsidiary's registration with the Philippine Economic Zone Authority ("PEZA"), which provide that we pay no income tax in the Philippines for those operations subject to the ruling. Our current income tax holidays were granted as manufacturing lines were placed in service and thereafter expire within this fiscal year, and we are in the process of or have applied for extensions and renewals upon expiration. We currently expect such approvals to be granted. We believe that if our Philippine tax holidays expire, (a) gross income attributable to activities covered by our PEZA registrations will be taxed at a 5% preferential rate, and (b) our Philippine net income attributable to all other activities will be taxed at the statutory Philippine corporate income tax rate, currently 30%. An increase in our tax liability could materially and negatively affect our financial condition and results of operations.

We have an auxiliary company ruling in Switzerland where we sell our solar power products. The auxiliary company ruling results in a reduced effective Swiss tax rate of approximately 11.5%. The current ruling expires in 2015. If the ruling is not renewed in 2015, Swiss income would be taxable at the full Swiss tax rate of approximately 24.2%.

Our joint venture AUOSP benefits from a tax holiday granted by the Malaysian government subject to certain hiring, capital spending, and manufacturing requirements. The joint venture partners of AUOSP have decided to postpone the construction of an additional manufacturing facility ("Fab 3B") due to current solar market conditions, which fails to meet certain conditions required to continue to benefit from the tax ruling. Our joint venture is currently in discussions with the Malaysian government to extend the period by which buildout has to be completed. Should AUOSP be unable to renegotiate the tax ruling, they would be subject to statutory tax rates which could negatively impact our share of equity earnings reported in our Consolidated Statements of Operations.

A change in our effective tax rate can have a significant adverse impact on our business, and an adverse outcome resulting from examination of our income or other tax returns could adversely affect our results.

A number of factors may adversely impact our future effective tax rates, such as the jurisdictions in which our profits are determined to be earned and taxed; changes in the valuation of our deferred tax assets and liabilities; adjustments to estimated taxes upon finalization of various tax returns; adjustments to our interpretation of transfer pricing standards, changes in available tax credits, grants and other incentives; changes in stock-based compensation expense; changes in tax laws or the interpretation of such tax laws (for example, proposals for fundamental U.S. international tax reform); changes in U.S. generally accepted accounting principles; expiration or the inability to renew tax rulings or tax holiday incentives; and the repatriation of non-U.S. earnings for which we have not previously provided for U.S. taxes. A change in our effective tax rate due to any of these factors may adversely impact our future results from operations.

Significant judgment is required to determine the recognition and measurement attribute prescribed in the accounting guidance for uncertainty in income taxes. The accounting guidance for uncertainty in income taxes applies to all income tax positions, including the potential recovery of previously paid taxes, which if settled unfavorably could adversely impact our provision for income taxes. In addition, we are subject to examination of our income tax returns by various tax authorities. We regularly assess the likelihood of adverse outcomes resulting from any examination to determine the adequacy of our provision for income taxes. An adverse determination of an examination could have an adverse effect on our operating results and financial condition. See Note 14 of Notes to Consolidated Financial Statements in Part II - "Item 8: Financial Statements and Supplemental Data."

We have significant balances of refundable value added tax outside the U.S., which we believe are fully recoverable, but if the amounts are determined by tax authorities to be nonrefundable, it could have an adverse impact on our financial condition.

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

Risks Related to Our Supply Chain

 Limited competition among suppliers has required us in some instances to enter into long-term, firm commitment supply agreements that could result in excess or insufficient inventory, place us at a competitive disadvantage on pricing, or lead to disputes, each of which could impair our ability to meet our cost reduction roadmap.

Due to the industry-wide shortage of polysilicon experienced prior to 2011, we purchased polysilicon that we resold to third-party ingot and wafer manufacturers who deliver wafers to us that we then use in the manufacturing of our solar cells. Without sufficient polysilicon, some of those ingot and wafer manufacturers would not have been able to produce the wafers on which we rely. To match our estimated customer demand forecasts and growth strategy for the next several years, we have historically entered into multiple long-term supply agreements. Some agreements have long terms and provide for fixed or inflation-adjusted pricing, substantial prepayment obligations, and firm purchase commitments that require us to pay for the supply whether or not we accept delivery. If any long term and fixed commitment agreements require us to purchase more supplies than required to meet our actual customer demand over time, the resulting excess inventory could materially and negatively impact our results of operations. Prices for raw materials and components have been rapidly declining. If we are unable to access spot market pricing of commodities and decrease our dependency on long term or fixed commitment supply agreements, we would be paying more at unfavorable payment terms for such supplies than the current market prices and payment terms available to our competitors. We would then be placed at a competitive disadvantage against competitors who were able to leverage better pricing, we would be unable to meet our cost reduction roadmap, and our profitability could decline.

Certain of our long-term supply agreements may also contain other provisions, such as termination rights, that enable us to respond to changes in our requirements for, and market conditions in respect of polysilicon, ingots or wafers. However, our exercise of such rights may give rise to disputes. For example, we are currently engaged in arbitration with First Philec Solar Corporation, one of our suppliers, which is also a joint venture in which we have a minority interest. First Philec Solar is claiming damages for our purported failure to fulfill our purchase commitment under a 2007 wafer supply contract that we believe we validly terminated in August 2012. Additionally, First Solar Electric Corporation, our co-venturer in First Philec Solar, has claimed that our failure to fulfill our purchase agreement also obligates us to purchase its interests in the joint venture at a premium. Although we believe we have meritorious defenses to these claims, and that we have made meritorious counterclaims against First Philec Solar and First Solar Electric, the outcome of the arbitration is not certain and an adverse award may adversely affect our financial position, liquidity or results of operations.

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

We rely on a limited number of third-party suppliers, including our joint ventures, for certain raw materials and components for our solar cells, panels and power systems such as polysilicon, inverters and module material. If we fail to maintain our relationships with our suppliers, or if suppliers are unable to meet demand through industry consolidation, we may be unable to manufacture our products or our products may be available only at a higher cost or after a long delay. Such delays could prevent us from delivering our products to our customers within required timeframes and cause order cancellations and loss of market share. To the extent the processes that our suppliers use to manufacture components are proprietary, we may be unable to obtain comparable components from alternative suppliers. In addition, the financial markets could limit our suppliers' ability to raise capital if required to expand their production or satisfy their operating capital requirements. As a result, they could be unable to supply necessary raw materials, inventory and capital equipment to us which we would require to support our planned sales operations which would in turn negatively impact our sales volumes profitability and cash flows. The failure of a supplier to supply raw materials or components in a timely manner, or to supply raw materials or components that meet our quality, quantity and cost requirements, could impair our ability to manufacture our products or increase the cost of production. If we cannot obtain substitute materials or components on a timely basis or on acceptable terms, we could be prevented from delivering our products to our customers within required timeframes, which could result in sales and installation delays, cancellations, penalty payments or loss of market share, any of which could have a material adverse effect on our business, results of operations, and cash flows.

If third-party manufacturers become unable or unwilling to sell their solar cells or panels to us, our business and results of operations may be materially negatively affected.

In January 2012, we completed the acquisition of Tenesol S.A. ("Tenesol"), a European-based manufacturer and developer of solar projects with module manufacturing operations in France and South Africa which formerly operated under the common control of Total S.A. Through Tenesol, we purchase a portion of our total product mix from third-party manufacturers of solar cells. Such products increase our inventory available for sale to customers in some markets. However, such manufacturers may not be willing to sell solar cells and panels to us at the quantities and on the terms and conditions we require. Such manufacturers may be our direct competitors. If they are unable or unwilling to sell to us, we may not have sufficient products available to sell to customers and satisfy our sales commitments, thereby materially and negatively affecting our business and results of operations. In addition, warranty and product liability claims may result from defects or quality issues in connection with third party solar cells that we incorporate into our solar power products. See also “Risks Related to Our Sales Channels -- We may incur unexpected warranty and product liability claims that could materially and adversely affect our financial condition and results of operations.”

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

If we experience interruptions in the operation of our solar cell production lines, or we are not successful in operating our joint venture AUOSP, our revenue and results of operations may be materially and adversely affected.

If our current or future solar cell or module production lines were to experience any problems or downtime, we would be unable to meet our production targets and our business would suffer. Our manufacturing activities have required and will continue to require significant management attention, a significant investment of capital and substantial engineering expenditures.

Under a joint venture agreement, we and AU Optronics Corporation ("AUO") jointly own and manage a joint venture, AUO SunPower Sdn. Bhd. (“AUOSP”), that has constructed a manufacturing facility in Malaysia. The success of our joint venture is subject to significant risks including:

•	cost overruns, delays, supply shortages, equipment problems and other operating difficulties;

•	custom-built equipment may take longer and cost more to engineer than planned and may never operate as designed;

•	incorporating first-time equipment designs and technology improvements, which we expect to lower unit capital and operating costs, but this new technology may not be successful;

•	problems managing the joint venture with AUO, whom we do not control and whose business objectives may be different from ours and may be inconsistent with our best interests;

•	the joint venture's ability to obtain or maintain third party financing to fund its capital requirements;

•	difficulties in maintaining or improving our historical yields and manufacturing efficiencies;

•	difficulties in protecting our intellectual property and obtaining rights to intellectual property developed by the joint venture;

•	difficulties in hiring key technical, management, and other personnel;

•	difficulties in integration, implementing IT infrastructure and an effective control environment; and

•	potential inability to obtain, or obtain in a timely manner, financing, or approvals from governmental authorities for operations.

If we experience any of these or similar difficulties, our supply from the joint venture may be delayed or be more costly than expected, substantially constraining our supply of solar cells. The joint venture partners of AUOSP have decided to postpone the construction of an additional manufacturing facility ("Fab 3B") due to current solar market conditions, and therefore assessed that additional equity need not be provided to AUOSP at this time. As a result, as of December 31, 2012, AUOSP is in technical breach of a covenant in its $300 million secured loan facility which required the joint venture partners to make equity injections in 2012. AUOSP is currently working with its lenders and will be providing its lenders with 2012 audited financial statements in the second quarter of 2013 to request that the lenders grant a waiver for the technical covenant breach. This default does not create a cross default under SunPower's debt agreements so long as AUOSP remains unconsolidated, is not a "significant subsidiary" as defined by Reg S-X of Securities and Exchange Act of 1934, and SunPower's ownership in AUOSP remains no higher than 50%. However, if the lenders were to accelerate payment on the loan or enforce their security interest, the supply of solar cells to SunPower could be interrupted. If we are unable to utilize our manufacturing capacity at the joint venture as planned, or we experience interruptions in the operation of our existing production lines, our per-unit manufacturing costs would increase, we would be unable to increase sales or gross margins as planned, we may need to increase our supply of third party cells, and our results of operations would likely be materially and adversely affected.

If we do not achieve satisfactory yields or quality in manufacturing our solar products, our sales could decrease and our relationships with our customers and our reputation may be harmed.

The manufacture of solar cells is a highly complex process. Minor deviations in the manufacturing process can cause substantial decreases in yield and in some cases, cause production to be suspended or yield no output. We have from time to time experienced lower than anticipated manufacturing yields. As we expand our manufacturing capacity and qualify additional suppliers, we may initially experience lower yields. If we do not achieve planned yields, our product costs could increase, and product availability would decrease resulting in lower revenues than expected. In addition, in the process of transforming polysilicon into ingots, a significant portion of the polysilicon is removed in the process. In circumstances where we provide the polysilicon, if our suppliers do not have very strong controls in place to ensure maximum recovery and utilization, our economic yield can be less than anticipated, which would increase the cost of raw materials to us.

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

A change in our anticipated 1603 Treasury cash grant proceeds or solar investment tax credits could adversely impact our business, revenues, margins, results of operations and cash flows.

We have incorporated into our financial planning and agreements with our customers certain assumptions regarding the future level of U.S. tax incentives, including the §48(c) solar commercial investment tax credit (“ITC”) and the Treasury grant under Section 1603 of the American Recovery and Reinvestment Act (the "Cash Grant") program, which is administered by the U.S. Treasury Department ("Treasury") and provides Cash Grant payments in lieu of the ITC. The ITC and Cash Grant allow qualified applicants to claim an amount equal to 30% of the eligible cost basis for qualifying solar energy property. We hold projects and have sold projects to certain customers based on certain underlying assumptions regarding the ITC and Cash Grant, including for CVSR and AVSP.  We have also accounted for certain projects and programs in our business using the same assumptions.

Owners of our qualifying projects and our residential lease program have applied or will apply for the ITC, and have applied or will apply for the Cash Grant.  We have structured the tax incentive applications, both in timing and amount, to be in accordance with the guidance provided by Treasury and Internal Revenue Service ("IRS").  Any changes to the Treasury or IRS guidance which we relied upon in structuring our projects, failure to comply with the requirements, including the safe harbor protocols, lower levels of incentives granted, or changes in assumptions including the estimated residual values and the estimated fair market value of financed and installed systems for the purposes of Cash Grant and ITC applications, could materially and adversely impact our business and results of operations. While we have received notification that certain of our applications will be fully paid by Treasury in 2013, if the IRS or Treasury disagrees, as a result of any future review or audit, with the fair market value of, or other assumptions concerning, our solar projects or systems that we have constructed or that we construct in the future, including any systems for which tax incentives have already been paid, it could have a material adverse effect on our business and financial condition. We also have obligations to indemnify certain of our customers for the loss of tax incentives to such customers. We may have to recognize impairments or lower margins than initially anticipated for certain of our projects, including AVSP, CVSR and our residential lease program. Additionally, if the amount or timing of the Cash Grant or ITC payments received varies from what we have projected, this will impact our revenues, margins and cash flows and we may have to recognize losses, which will adversely impact our results of operations and cash flows.

Pursuant to the Budget Control Act of 2011, Cash Grants could be subject to sequestration beginning in 2013. The U.S. federal government's Office of Management and Budget, in a report issued in September 2012, outlined the anticipated sequestration, which would result in approximately a 9% reduction in spending for the Cash Grant, with a resulting decrease in Cash Grant received by us. In addition, applicable authorities may adjust or decrease incentives from time to time or include provisions for minimum domestic content requirements or other requirements to qualify for these incentives. Any such reduction or additional requirements could adversely impact our results of operations.

There are continuing developments in the interpretation and application of how companies should calculate their eligibility and level of Cash Grant and ITC incentives. There have been recent cases in the U.S. district courts which challenge the criteria for a true lease, which could impact whether the structure of our residential lease program qualifies under the Cash Grant and ITC. Additionally, the Office of the Inspector General of the Treasury has issued subpoenas to a number of significant participants in the rooftop solar energy installation industry. The Inspector General is working with the Civil Division of the U.S. Department of Justice to investigate the administration and implementation of the Cash Grant program, including possible misrepresentations concerning the fair market value of the solar power systems submitted for Cash Grant under that program. While we have not received a subpoena, we could be asked to participate as a part of the information gathering process. The results of the current investigation could impact the underlying assumption used by the solar industry, including us, in our Cash Grant and ITC applications, which could adversely impact our results of operations and cash flows.

We obtain certain of our capital equipment used in our manufacturing process from sole suppliers and if this equipment is damaged or otherwise unavailable, our ability to deliver products on time will suffer, which in turn could result in order cancellations and loss of revenue.

Some of the capital equipment used in the manufacture of our solar power products has been developed and made specifically for us, is not readily available from multiple vendors and would be difficult to repair or replace if it were to become damaged or stop working. If any of these suppliers were to experience financial difficulties or go out of business, or if there were any damage to or a breakdown of our manufacturing equipment, our business would suffer. In addition, a supplier's failure to supply this equipment in a timely manner, with adequate quality and on terms acceptable to us, could delay our future capacity expansion or manufacturing process improvements and otherwise disrupt our production schedule or increase our costs of production.

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

We may be unable to obtain financing for our residential lease program and we may be unable to extend our third party ownership model to other jurisdictions, which could all have an adverse effect on our growth and financial results.

We offer a residential lease program in partnership with third-party financial institutions, which allows residential customers to obtain our systems under lease agreements for terms of up to 20 years. We are actively arranging additional third-party financing for our residential lease program; however, due to the general challenging credit markets worldwide, we may be unable to arrange additional financing partners for our residential lease program in future periods, which could limit our sales and our plans to grow the residential lease program. If financing costs were to increase, our lease product will be less attractive to our customers. In the event we enter into a material number of additional leases without obtaining corresponding third-party financing, our cash, working capital and financial results could be negatively impacted. Our residential lease program has been and will be eligible for the ITC and Cash Grant. We have relied on, and will continue to rely on, financing structures that monetize a substantial portion of those benefits. If, for any reason, we were unable to continue to monetize the tax benefits in our financing structures, we may be unable to provide financing or pricing that is attractive for our customers. Under current law, the ITC will be reduced from approximately 30% of the cost of the solar systems to approximately 10% for solar systems placed in service after December 31, 2016. In addition, Cash Grants are no longer available for new solar systems. Changes in existing law and interpretations by the IRS, Treasury and the courts could reduce the willingness of fund investors to invest in funds associated with our residential lease program. Additionally, if the amount or timing Cash Grant payments or ITC received in connection with the residential lease program varies from what we have projected, this will impact our revenues, cash flows and margins and we may have to recognize losses, which will adversely impact our results of operations and cash flows. See also “A change in our anticipated 1603 Treasury cash grant proceeds or solar investment tax credit could adversely impact our business, revenues, margins, results of operations and cash flows.”

We have to quickly build infrastructure to support the residential lease program, and any failure or delay in implementing the necessary processes and infrastructure could adversely impact our financial results. We establish credit approval limits based on the credit quality of the customers. We may not be able to collect from rent payments from our residential lease customers in the event they enter into bankruptcy or otherwise fail to make payments when due after the period in which the third-party financial institution has agreed to assume this risk ends. We make certain assumptions in accounting for the solar lease program, including, among others, the residual value of the leased systems.  As the residential lease program grows, if the residual value of leased systems does not materialize as assumed, it will adversely impact our results of operations. At the end of the term of the lease, our customers have the option to purchase at fair market value, extend the lease or return the leased systems to us. Should there be a large number of returns, we may incur de-installation costs in excess of amounts reserved.

Our leases are third-party ownership arrangements. Sales of electricity by third parties face regulatory challenges in some states and jurisdictions. Other challenges pertain to whether third-party owned systems qualify for the same levels of rebates or other non-tax incentives available for customer-owned solar energy systems. Reductions in, or eliminations of, this treatment of these third-party arrangements could reduce demand for our residential lease program. As we look to extend the third party ownership model outside of the U.S., we will be faced with the same risks and uncertainties we have in the U.S. Our growth outside of the U.S. could depend on our ability to expand the third party ownership model, and our failure to successfully implement a third-party ownership model globally could adversely impact our financial results.

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

To increase our business and maintain our competitive position, we have and may continue to acquire other companies or engage in joint ventures in the future. For example, in March 2010, we completed our acquisition of SunRay, in July 2010, we formed AUOSP as a joint venture with AUO, and in January 2012, we acquired Tenesol.  In December 2012, we entered into a joint venture agreement with partners in China to manufacture our C-7 Tracker systems for the Chinese market.

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

Moreover, our joint venture arrangements may lead to disputes with our co-venturers. For example, we are currently engaged in arbitration with First Solar Electric Corporation, our co-venturer in First Philec Solar Corporation, a Philippines wafer manufacturing joint venture in which we hold a minority interest. See also “Risks Related to Our Supply Chain-Limited competition among suppliers has required us in some instances to enter into long-term, firm commitment supply agreements that could result in excess or insufficient inventory, place us at a competitive disadvantage on pricing or lead to disputes, each of which could impair our ability to meet our cost reduction roadmap.”

We may not be able to increase or sustain our recent growth rate, and we may not be able to manage our future growth effectively.

We may not be able to continue to expand our business or manage future growth. We plan to continue to improve our manufacturing processes and build additional cell manufacturing production capacity in 2016, which will require successful execution of:

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

Improving our manufacturing processes, expanding our manufacturing facilities or developing new facilities may be delayed by difficulties such as unavailability of equipment or supplies or equipment malfunction. Ensuring delivery of adequate polysilicon and ingots is subject to many market risks including scarcity, significant price fluctuations and competition. Maintaining adequate liquidity is dependent upon a variety of factors including continued revenues from operations, working capital improvements, and compliance with our indentures and credit agreements. If we are unsuccessful in any of these areas, we may not be able to achieve our growth strategy and increase production capacity as planned during the foreseeable future. In addition, we need to manage our organizational growth, including rationalizing reporting structures, support teams, and enabling efficient decision making. For example, the administration of the residential lease program requires processes and systems to support this new business model. If we are not successful or if we delay our implementation of such systems and processes, we may adversely affect the anticipated volumes in our residential lease business. If we are unable to manage our growth effectively, we may not be able to take advantage of market opportunities, develop new solar cells and other products, satisfy customer requirements, execute our business plan or respond to competitive pressures.

As a result of fluctuations in the demand for our products, our project assets and other long-lived assets may be impaired, or we may write off equipment or inventory, and each of these events would adversely affect our future financial results.

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

Fluctuations in Solar Renewable Energy Credit prices may adversely impact our results of operations.

We acquire Solar Renewable Energy Credits ("SRECs") in the ordinary course of business in New Jersey by agreeing in certain cases to purchase SRECs generated by a solar system we install for a specified period at specified pricing. We then sell the SRECs to utilities to help them meet their state renewable energy portfolio requirements, or to other third parties.  SREC prices have decreased significantly in recent years as the supply of SRECs has increased.  If SREC prices continue to fluctuate or remain lower than our purchase commitment prices, we may have to recognize losses, which will adversely impact our results of operations.

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

We are exposed to interest rate risk because many of our customers depend on debt financing to purchase our solar power systems. An increase in interest rates could make it difficult for our customers to obtain the financing necessary to purchase our solar power systems on favorable terms, or at all, and thus lower demand for our solar power products, reduce revenue and adversely impact our operating results. An increase in interest rates could lower a customer's return on investment in a system or make alternative investments more attractive relative to solar power systems, which, in each case, could cause our customers to seek alternative investments that promise higher returns or demand higher returns from our solar power systems, which could reduce our revenue and gross margin and adversely impact our operating results. Our interest expense would increase to the extent interest rates rise in connection with our variable interest rate borrowings. In addition, lower interest rates have an adverse impact on our interest income. See also Item 7A “Quantitative and Qualitative Disclosures About Market Risk” and “Risks Related to Our Sales Channels-The execution of our growth strategy is dependent upon the continued availability of third-party financing arrangements for our solar power plants, our residential lease program and our customers, and is affected by general economic conditions.”

We are exposed to the credit risk of our financial counterparties, customers and suppliers.

We have certain financial and derivative instruments that subject us to credit risk. These consist primarily of cash and cash equivalents, restricted cash and cash equivalents, investments, accounts receivable, notes receivable, advances to suppliers, foreign currency option contracts, foreign currency forward contracts, bond hedge and warrant transactions, and purchased options. We are exposed to losses in the event of nonperformance by the counterparties to our financial and derivative instruments.

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

We outsource a portion of module manufacturing to contract manufacturers in the United States and China. As a result of outsourcing this final step in our production, we face several significant risks, including limited control over assembly and testing capacity, delivery schedules, quality assurance, manufacturing yields and production costs. If the operations of our third-

party contract manufacturers were disrupted or its financial stability impaired, or if they were unable or unwilling to devote capacity to our solar panels in a timely manner, our business could suffer as we might be unable to produce finished solar panels on a timely basis. We also risk customer delays resulting from an inability to move module production to an alternate provider or to complete production internationally, and it may not be possible to obtain sufficient capacity or comparable production costs at another facility in a timely manner. In addition, migrating our design methodology to third-party contract manufacturers or to a captive panel assembly facility could involve increased costs, resources and development time, and utilizing additional third-party contract manufacturers could expose us to further risk of losing control over our intellectual property and the quality of our solar panels. Any reduction in the supply of solar panels could impair our revenue by significantly delaying our ability to ship products and potentially damage our relationships with new and existing customers, any of which could have a material and adverse effect on our financial condition and results of operation.

While we believe we currently have effective internal control over financial reporting, we may identify a material weakness in our internal controls over financial reporting that could cause investors to lose confidence in the reliability of our financial statements and result in a decrease in the value of our common stock.

Our management is responsible for maintaining internal control over financial reporting designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with U.S. GAAP. While the Company had material weaknesses in fiscal 2009, management remediated these material weaknesses, and concluded that as of January 1, 2012 and December 30, 2012, our internal control over financial reporting and our disclosure controls and procedures were effective.

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

On December 14, 2012, we announced that an agreement in principle was reached to settle the consolidated securities class action lawsuit for $19.7 million. On February 1, 2013, the parties filed a stipulation of settlement and a motion for preliminary approval of the settlement. The motion is noticed to be heard on March 14, 2013. The settlement is subject to certain conditions, including final approval by the court after members of the proposed settlement class receive notice and an opportunity to be heard. Until the conditions to the settlement have been satisfied, there can be no assurance that the settlement will become final. Other risks and uncertainties include the extent to which individual claimants opt out of the settlement class and pursue individual claims; our ability to overcome any objections or appeals regarding the settlement; and our ability to absorb the cost of the settlement and the timing of the impact on financial statements.

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

We may not realize the expected benefits of these agreements in a timely manner, or at all. The Credit Support Agreement can provide guarantees to our letter of credit facility, but not our other indebtedness.  As the guarantee fee goes up over time, it may not be price competitive for us to continue to utilize the guarantee under the Credit Support Agreement and we may choose not to do so, which may cause our lenders to seek cash collateral.  If the credit quality of Total S.A. were to deteriorate, then the guarantees would not be as beneficial to our lenders, which could reduce their willingness to lend to us and raise our costs of borrowing. We could incur additional expenses related to the Credit Support Agreement, especially relating to the guarantee fee. The Liquidity Support Facility may cause potential dilution to our other stockholders through the issuance of equity, warrants, and convertible debt securities to Total S.A. and its affiliates. The amount of support Total S.A. must provide under the Liquidity Support Facility is limited to $600 million. On December 24, 2012, Total S.A. agreed to guarantee our revolving credit facility with Credit Agricole, which reduced the capacity available under the Liquidity Support Facility by $275 million. Finally, the Liquidity Support Facility will no longer be available, and all outstanding debt under the Liquidity

Support Facility (excluding the guarantee provided by Total S.A. under the revolving credit facility with Credit Agricole) will become due, upon the completion of CVSR, which we expect to occur before the end of fiscal 2013.

We may have difficulties in fully leveraging the research and development efforts of Total while protecting our intellectual property rights and our long term strategic interests. Further, the collaboration envisioned by the parties from the Research & Collaboration Agreement could be subject to governmental controls that could limit the full set of benefits.

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

On June 6, 2006, we ceased to be a member of Cypress's consolidated group for federal income tax purposes and certain state income tax purposes. On September 29, 2008, we ceased to be a member of Cypress's combined group for all state income tax purposes. To the extent that we become entitled to utilize our separate portion of any tax credit or loss carryforwards existing as of such date, we will distribute to Cypress the tax effect, estimated to be 40% for federal and state income tax purposes, of the amount of such tax loss carryforwards so utilized, and the amount of any credit carryforwards so utilized. We will distribute these amounts to Cypress in cash or in our shares, at Cypress's option. As of December 30, 2012, we have a potential future liability of approximately $2.2 million that may be due under this arrangement. In both fiscal 2012 and 2011, we did not make any cash payments to Cypress related to this arrangement.

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

Any future agreements with Total S.A. regarding tax indemnification and certain tax liabilities may adversely impact our financial position.

We currently believe that we will not join in tax filings on a consolidated, combined or unitary basis with Total S.A. Accordingly, no tax sharing arrangement is currently in place. If we and Total join in a tax filing in the future, a tax sharing agreement will be required, which would allocate the tax liabilities among the parties and may adversely impact our financial position.

Our headquarters and manufacturing facilities, as well as the facilities of certain subcontractors and suppliers, are located in regions that are subject to earthquakes, floods, and other natural disasters, and climate change and climate change regulation could have an adverse effect on our operations.

Our headquarters and research and development operations are located in California, and our manufacturing facilities are located in the Philippines, France, South Africa and Mexico. The facilities of our joint venture for manufacturing is located in Malaysia. Any significant earthquake, tsunami or other natural disaster in these countries or countries where our suppliers are located could materially disrupt our management operations and/or our production capabilities, and could result in our experiencing a significant delay in delivery, or substantial shortage, of our products and services.

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

We rely heavily on the services of our key executive officers and the loss of services of any principal member of our management team could adversely impact our operations. In addition, we anticipate that we will need to hire a number of highly skilled technical, manufacturing, sales, marketing, administrative and accounting personnel. Due to the current economic environment, we have conducted several restructurings, which may negatively affect our ability to execute our strategy and business model. The competition for qualified personnel is intense in our industry. We may not be successful in attracting and retaining sufficient numbers of qualified personnel to support our anticipated growth. We cannot guarantee that any employee will remain employed with us for any definite period of time since all of our employees, including our key executive officers, serve at-will and may terminate their employment at any time for any reason.

We may in the future be required to consolidate the assets, liabilities and financial results of certain of our existing or future joint ventures, which could have an adverse impact on our financial position, gross margin and operating results.

The Financial Accounting Standards Board has issued accounting guidance regarding variable interest entities ("VIEs") that affects our accounting treatment of our existing and future joint ventures. We have variable interests in AUOSP, our joint venture with AUO. To ascertain if we are required to consolidate these entities, we determine whether these entities are VIEs and if we are the primary beneficiary in accordance with the accounting guidance. Factors we consider in determining whether we are the VIE's primary beneficiary include the decision making authority of each partner, which partner manages the day-to-day operations of the joint venture and each partner's obligation to absorb losses or right to receive benefits from the joint venture in relation to that of the other partner. Changes in the financial accounting guidance, or changes in circumstances at each of these joint ventures, could lead us to determine that we have to consolidate the assets, liabilities and financial results of such joint ventures. The consolidation of AUOSP would significantly increase our indebtedness. Consolidation of our VIEs could have a material adverse impact on our financial position, gross margin and operating results. In addition, we may enter into future joint ventures or make other equity investments, which could have an adverse impact on us because of the financial accounting guidance regarding VIEs.

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

Reverse engineering, unauthorized copying or other misappropriation of our proprietary technologies could enable third parties to benefit from our technologies without compensating us for doing so. We also have formed the joint venture to manufacture our solar cells at AUOSP, and signed a joint venture agreement with partners in China with respect to our C-7 Tracker technology. Our joint venture partners may not be deterred from misappropriating our proprietary technologies despite contractual and other legal restrictions. Legal protection in countries where our joint ventures are located may not be robust and enforcement by us of our intellectual property rights may be difficult. As a result, our joint venture partners could directly compete with our business. Any such activities or any other inabilities to adequately protect our proprietary rights could harm our ability to compete, to generate revenue and to grow our business.

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

Our patent applications may not result in issued patents, and even if they result in issued patents, the patents may not have claims of the scope we seek or we may have to refile patent applications due to newly discovered prior art. In addition, any issued patents may be challenged, invalidated, or declared unenforceable, or even if we obtain an award of damages for infringement by a third party, such award could prove insufficient to compensate for all damages incurred as a result of such infringement.

The earliest term of any issued patents would be 20 years from their earliest priority date and if our applications are pending for a long time period, we may have a correspondingly shorter term for any patent that may issue. Our present and future patents may provide only limited protection for our technology and may be insufficient to provide competitive advantages to us. For example, competitors could develop similar or more advantageous technologies on their own or design around our patents. Also, patent protection in certain foreign countries may not be available or may be limited in scope and any patents obtained may not be as readily enforceable as in the United States, making it difficult for us to effectively protect our intellectual property from misuse or infringement by other companies in these countries. Our inability to obtain and enforce our intellectual property rights in some countries may harm our business. In addition, given the costs of obtaining patent protection, we may choose not to protect certain innovations that later turn out to be important.

We may not be able to prevent others from using the term SunPower or similar terms in connection with their solar power products which could adversely affect the market recognition of our name and our revenue.

"SunPower" and the "SunPower" logo are our registered trademark in certain countries, including the United States, for uses that include solar cells and solar panels. We are seeking registration of the "SunPower" trademark in other countries but we may not be successful in some of these jurisdictions. We hold registered trademarks for SunPower®, SunPower Electric®, Maxeon®, Oasis®, PowerGuard®, PowerLight®, Serengeti®, and SunTile®, in certain countries, including the United States. We have not registered, and may not be able to register, these trademarks in other key countries. In the foreign jurisdictions where we are unable to obtain or have not tried to obtain registrations, others may be able to sell their products using trademarks compromising or incorporating "SunPower," or a variation thereof, or our other chosen brands, which could lead to customer confusion. In addition, if there are jurisdictions where another proprietor has already established trademark rights in marks containing "SunPower," or our other chosen brands, we may face trademark disputes and may have to market our products with other trademarks or without our trademarks, which may undermine our marketing efforts. We may encounter trademark disputes with companies using marks which are confusingly similar to the SunPower mark, or our other marks, which if not resolved favorably, could cause our branding efforts to suffer. In addition, we may have difficulty in establishing strong brand recognition with consumers if others use similar marks for similar products.

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

We may be subject to information technology system failures or network disruptions that could damage our business operations, financial conditions, or reputation.

We may be subject to information technology system failures and network disruptions. These may be caused by natural disasters, accidents, power disruptions, telecommunications failures, acts of terrorism or war, computer viruses, physical or electronic break-ins, or similar events or disruptions. System redundancy may be ineffective or inadequate, and our disaster recovery planning may not be sufficient for all eventualities. Such failures or disruptions could result in delayed or canceled orders. System failures and disruptions could also impede the manufacturing and shipping of products, delivery of online services, transactions processing, and financial reporting.

We may be subject to breaches of our information technology systems, which could lead to disclosure of our internal information, or could damage our reputation or relationships with dealers and customers, or could disrupt access to our online services. Such breaches could subject us to significant reputational, financial, legal, and operational consequences.

Our business requires us to use and store customer, employee, and business partner personally identifiable information ("PII"). This may include names, addresses, phone numbers, email addresses, contact preferences, tax identification numbers, and payment account information. Malicious attacks to gain access to PII affect many companies across various industries, including ours.

We use encryption and authentication technologies to secure the transmission and storage of data. These security measures may be compromised as a result of third-party security breaches, employee error, malfeasance, faulty password management, or other irregularity, and result in persons obtaining unauthorized access to our data. Third parties may attempt to fraudulently induce employees or customers into disclosing passwords or other sensitive information, which may in turn be used to access our information technology systems.

We devote resources to network security, data encryption, and other security measures to protect our systems and data, but these security measures cannot provide absolute security. We may experience a breach of our systems and may be unable to protect sensitive data. We could also be exposed to a risk of loss or litigation and possible liability, which could result in a detrimental effect on our business, results of operations and financial condition.

Our business is subject to a variety of U.S. and international laws, rules, policies and other obligations regarding data protection.

We are subject to federal, state and international laws relating to the collection, use, retention, security and transfer of PII. In many cases, these laws apply not only to third-party transactions, but also to transfers of information between one company and its subsidiaries, and among the subsidiaries and other parties with which we have commercial relations. Several jurisdictions have passed new laws in this area, and other jurisdictions are considering imposing additional restrictions. These laws continue to develop and may be inconsistent from jurisdiction to jurisdiction. Complying with emerging and changing international requirements may cause us to incur costs or require us to change our business practices. Noncompliance could result in penalties or legal liability.

A failure by us, our suppliers or other parties with whom we do business to comply with a posted privacy policies or with other federal, state or international privacy-related or data protection laws and regulations could result in proceedings against us by governmental entities or others, which could have a detrimental effect on our business, results of operations and financial condition.

Risks Related to Our Debt and Equity Securities

Total's majority ownership of our common stock may adversely affect the liquidity and value of our common stock.

As of December 30, 2012, Total owned approximately 66% of our outstanding common stock. Pursuant to the Affiliation Agreement between us and Total, the Board of Directors of SunPower includes five designees from Total, giving Total majority control of our Board. As a result, subject to the restrictions in the Affiliation Agreement, Total possesses significant influence and control over our affairs. Our non-Total stockholders have reduced ownership and voting interest in our company and, as a result, have less influence over the management and policies of our company than they exercised prior to Total's tender offer. As long as Total controls us, the ability of our other stockholders to influence matters requiring stockholder approval is limited. Total's stock ownership and relationships with members of our Board of Directors could have the effect of preventing minority stockholders from exercising significant control over our affairs, delaying or preventing a future change in control, impeding a merger, consolidation, takeover or other business combination or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of us, limiting our financing options. These factors in turn could adversely affect the market price of our common stock or prevent our stockholders from realizing a premium over the market price of our common stock. The Affiliation Agreement limits Total and any member of the Total affiliated companies ("Total Group") from effecting, seeking, or entering into discussions with any third party regarding any transaction that would result in the Total Group beneficially owning our shares in excess of certain thresholds during a standstill period. The Affiliation Agreement also imposes certain limitations on the Total Group's ability to seek to affect a tender offer or merger to acquire 100% of our outstanding voting power. Such provisions may not be successful in preventing the Total Group from engaging in transactions which further increase their ownership and negatively impact the price of our common stock. In connection with our acquisition of Tenesol and our entry into the Liquidity Support Facility, we agreed to exempt the shares issued in connection with those transactions from the ownership limitations imposed by the Affiliation Agreement, so that Total may own up to the stated limits plus any such shares. In return for providing certain guarantees or other support, as was the case with the Liquidity Support Agreement, Total may request additional equity to be issued to it or its affiliates, or it may convert previously issued convertible debt into equity or exercise previously granted warrants, potentially at a discount or at a smaller premium than our other stockholders would prefer, which may lead to additional dilution to our stockholders. Due to the pricing of the equity compensation elements of the Liquidity Support Facility, the degree of dilution to our other stockholders will tend to increase to the extent that we require more support and to the extent that our stock price decreases. See also "Risks Related to Our Liquidity--Due to the general economic environment, the continued market pressure driving down the average selling prices of our solar power products, and other factors, we may be unable to generate sufficient cash flows or obtain access to external financing necessary to fund our operations and make adequate capital investments as planned." Finally, the market for our common stock has become less liquid and more thinly traded as a result of the Total tender offer. The lower number of shares available to be traded could result in greater volatility in the price of our common stock and affect our ability to raise capital on favorable terms in the capital markets.

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

ITEM 1B: UNRESOLVED STAFF COMMENTS

None.

ITEM 2: PROPERTIES

Our corporate headquarters is located in San Jose, California where we occupy approximately 129,000 square feet under a lease that expires in April 2021. In Richmond, California, we occupy approximately 186,000 square feet for office, light industrial and research and development use under a lease that expires in December 2018. In addition to these facilities, we also have our European headquarters located in Geneva, Switzerland where we occupy approximately 4,000 square feet under a lease that expires in September 2017, as well as global sales and support offices including locations in Austin, Texas and La Tour de Salvagny, France.

SPML Land, Inc., owns an approximately 215,000 square foot building in the Philippines, which served as one of our solar cell manufacturing facilities ("FAB1") until the second half of fiscal 2012. The lease for the underlying land expires in May 2048 and is renewable for an additional 25 years. SPML Land, Inc. additionally owns a 344,000 square foot building in the Philippines, which serves as a solar cell manufacturing facility ("FAB2") with twelve solar cell manufacturing lines in operation. Our FAB 2 solar cell manufacturing facility has a total rated annual solar cell manufacturing capacity of over 700 MW.

SPML Land, Inc. owns an approximately 175,000 square foot building in the Philippines which serves as a solar panel assembly facility that currently operates fourteen solar panel assembly lines. We lease an approximately 320,000 square foot building in Mexicali, Mexico which serves as a solar panel assembly facility and support offices, under a lease that expires in August 2021. Our Mexicali facility currently houses ten solar panel assembly lines and will house twelve once fully online in fiscal 2013. We additionally lease facilities in Toulouse, France and Capetown, South Africa which serve as solar panel assembly facilities. Our solar panel assembly facilities have a combined total annual manufacturing capacity of more than 1 GW.

We may require additional space in the future, which may not be available on commercially reasonable terms or in the location we desire. We do not identify or allocate assets by business segment. For more information on property, plant and equipment by country, see Note 7 of Notes to Consolidated Financial Statements in Part II - "Item 8: Financial Statements and Supplemental Data."

ITEM 3. LEGAL PROCEEDINGS

Three securities class action lawsuits were filed against the Company and certain of its current and former officers and directors in the United States District Court for the Northern District of California on behalf of a class consisting of those who acquired the Company's securities from April 17, 2008 through November 16, 2009. The cases were consolidated as In re SunPower Securities Litigation, Case No. CV-09-5473-RS (N.D. Cal.), and lead plaintiffs and lead counsel were appointed on March 5, 2010. Lead plaintiffs filed a consolidated complaint on May 28, 2010. The actions arise from the Audit Committee's investigation announcement on November 16, 2009 regarding certain unsubstantiated accounting entries. The consolidated complaint alleges that the defendants made material misstatements and omissions concerning the Company's financial results for 2008 and 2009, seeks an unspecified amount of damages, and alleges violations of sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and sections 11 and 15 of the Securities Act of 1933. The court held a hearing on the defendants' motions to dismiss the consolidated complaint on November 4, 2010. The court dismissed the consolidated complaint with leave to amend on March 1, 2011. An amended complaint was filed on April 18, 2011. The amended complaint added two former employees as defendants. Defendants filed motions to dismiss the amended complaint on May 23, 2011. The motions to dismiss the amended complaint were heard by the court on August 11, 2011. On December 19, 2011, the court granted in part and denied in part the motions to dismiss, dismissing the claims brought pursuant to sections 11 and 15 of the Securities Act of 1933 and the claims brought against the two newly added former employees. On December 14, 2012, the Company announced that it reached an agreement in principle to settle the consolidated securities class action lawsuit for $19.7 million. The Company recorded a charge in its fiscal fourth quarter of 2012 in the same amount which is further classified within "Accrued liabilities" on the Company's Consolidated Balance Sheets as of December 30, 2012. On February 1, 2013, the parties filed a stipulation of settlement and a motion for preliminary approval of the settlement. The motion is noticed to be heard on March 14, 2013. The settlement is subject to certain conditions, including final approval by the court after members of the proposed settlement class receive notice and an opportunity to be heard. Until the conditions to the settlement have been satisfied, there can be no assurance that the settlement will become final. If the settlement does not become final, the Company believes it has meritorious defenses to these allegations and will vigorously defend itself in these matters.

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

The high and low trading prices of our common stock during fiscal 2012 and 2011 were as follows:

	SPWR		SPWRA		SPWRB
	High	Low	High	Low	High	Low
Fiscal Year 2012
Fourth quarter	$6.00	$3.90	*	*	*	*
Third quarter	$5.35	$3.71	*	*	*	*
Second quarter	$6.68	$4.51	*	*	*	*
First quarter	$9.54	$6.28	*	*	*	*
Fiscal Year 2011
Fourth quarter: November 17, 2011 through January 1, 2012	$8.60	$4.94	*	*	*	*
Fourth quarter: October 3, 2011 through November 16, 2011	*	*	$10.88	$6.61	$10.12	$5.99
Third quarter	*	*	$23.35	$8.06	$17.72	$7.35
Second quarter	*	*	$22.60	$14.87	$22.10	$14.65
First quarter	*	*	$19.88	$12.90	$19.45	$12.47

* Not applicable due to class of SunPower stock outstanding and trading during that period.

As of February 15, 2013, there were approximately 1,882 record holders. A substantially greater number of holders are in "street name" or beneficial holders, whose shares are held of record by banks, brokers, and other financial institutions.

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

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Publicly Announced Plans or Programs
October 1, 2012 through October 28, 2012	232	$4.54	—	—
October 29, 2012 through November 25, 2012	64,032	$4.06	—	—
November 26, 2012 through December 30, 2012	328	$4.69	—	—
	64,592	$4.06	—	—

(1)	The shares purchased represent shares surrendered to satisfy tax withholding obligations in connection with the vesting of restricted stock issued to employees.

Equity Compensation Plan Information

The following table provides certain information as of December 30, 2012 with respect to our equity compensation plans under which shares of our common stock are authorized for issuance:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (in thousands)		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column) (in thousands)
Equity compensation plans approved by security holders	326		$28.27	3,566
Equity compensation shares not approved by security holders	—		$—	—
	326	(1)		3,566

(1)
Shares associated with our warrants outstanding in connection with our 4.50% debentures and the Liquidity Support Agreement are excluded from the above table as the exercise price exceeded our closing stock as of December 30, 2012. This table additionally excludes options to purchase an aggregate of approximately 68,000 shares of common stock, at a weighted average exercise price of $21.74 per share, that we assumed in connection with the acquisition of PowerLight Corporation, now known as SunPower Corporation, Systems, in January 2007. Under the terms of our three equity incentive plans, we may issue incentive or non-statutory stock options, restricted stock awards, restricted stock units, or stock purchase rights to directors, employees and consultants to purchase common stock. Our Third Amended and Restated SunPower Corporation 2005 Stock Incentive Plan includes an automatic share reserve increase feature effective for 2009 through 2015. This share reserve increase feature will cause an annual and automatic increase in the number of shares of our common stock reserved for issuance under the Stock Incentive Plan in an amount each year equal to the least of: 3% of the outstanding shares of all classes of our common stock measured on the last day of the immediately preceding fiscal year; 6,000,000 shares; and such other number of shares as determined by our Board.

ITEM 6: SELECTED CONSOLIDATED FINANCIAL DATA

The following selected consolidated financial data should be read together with "Item 7:  Management’s Discussion and Analysis of Financial Condition and Results of Operations" and "Item 8: Financial Statements and Supplementary Data" included elsewhere in this Annual Report on Form 10-K.

	Year Ended
(In thousands, except per share data)	December 30, 2012	January 1, 2012 (1)	January 2, 2011	January 3, 2010	December 28, 2008
Consolidated Statements of Operations Data
Revenue	$2,417,501	$2,374,376	$2,219,230	$1,524,283	$1,437,594
Cost of revenue	2,171,103	2,148,158	1,709,337	1,240,563	1,087,973
Gross margin	246,398	226,218	509,893	283,720	349,621
Operating income (loss)	(287,708)	(534,098)	138,867	61,834	154,407
Income (loss) from continuing operations before income taxes and equity in earnings (loss) of unconsolidated investees	(329,663)	(602,532)	183,413	43,620	(97,904)
Income (loss) from continuing operations	$(352,020)	$(613,737)	$166,883	$32,521	$(124,445)
Income (loss) from continuing operations per share of common stock:
Basic	$(3.01)	$(6.28)	$1.74	$0.36	$(1.55)
Diluted	$(3.01)	$(6.28)	$1.64	$0.35	$(1.55)
Weighted-average shares:
Basic	117,093	97,724	95,660	91,050	80,522
Diluted	117,093	97,724	105,698	92,746	80,522

(1)
As adjusted to reflect the balances of Tenesol S.A. ("Tenesol") beginning October 10, 2011, as required under the accounting guidelines for a transfer of an entity under common control (see Note 3 of Notes to Consolidated Financial Statements).

(In thousands)	December 30, 2012	January 1, 2012 (1) (2)	January 2, 2011	January 3, 2010	December 28, 2008
Consolidated Balance Sheet Data
Cash and cash equivalents, restricted cash and cash equivalents, current portion and short-term investments	$473,055	$777,897	$761,602	$677,919	$232,750
Working capital	976,627	1,163,245	1,005,492	747,335	420,067
Total assets	3,340,948	3,519,130	3,379,331	2,696,895	2,084,257
Long-term debt	375,661	364,273	50,000	237,703	54,598
Convertible debt, net of current portion	438,629	423,268	591,923	398,606	357,173
Long-term deferred tax liabilities	—	—	—	6,777	6,493
Customer advances, net of current portion	236,082	181,946	160,485	72,288	91,359
Other long-term liabilities	335,619	166,126	131,132	70,045	44,222
Total stockholders' equity	$993,352	$1,274,725	$1,657,434	$1,376,380	$1,100,198

(1)
As adjusted to reflect the balances of Tenesol S.A. ("Tenesol") beginning October 10, 2011, as required under the accounting guidelines for a transfer of an entity under common control (see Note 3 of Notes to Consolidated Financial Statements).

(2)	As adjusted to conform to the current period presentation for solar power systems leased and to be leased (see Note 1 of Notes to Consolidated Financial Statements).

ITEM 7: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General Overview

We are a vertically integrated solar products and solutions company that designs, manufactures, and delivers high-performance solar systems worldwide, servicing as a one-stop shop for residential, commercial and utility-scale power plant customers. Of all the solar cells available for the mass market, we believe our solar cells have the highest conversion efficiency, a measurement of the amount of sunlight converted by the solar cell into electricity. These high efficiency cells are then utilized in our array of high reliability SunPower products.

We were originally incorporated in California in 1985 and subsequently reincorporated in Delaware during 2005 in connection with our initial public offering. In November 2011, our stockholders approved the reclassification of all outstanding former class A common stock and class B common stock into a single class of common stock listed on the Nasdaq Global Select Market under the symbol "SPWR". In June 2011, we became a subsidiary of Total Gas & Power USA, SAS (“Total”), a subsidiary of Total S.A. ("Total S.A."). Total acquired 60% of our former class A and class B common stock as of June 13, 2011. In January 2012, we entered into an additional agreement with Total to sell shares of our common stock, thereby increasing Total's ownership to approximately 66% of our outstanding common stock.

Segments Overview

In December 2011, we announced a reorganization to align our business and cost structure to a regional focus in order to support the needs of our customers and improve the speed of decision-making processes. As a result, in the first quarter of fiscal 2012, we changed our segment reporting from our Utility and Power Plant ("UPP") Segment and Residential and Commercial ("R&C") Segment to three regional segments: (i) the Americas Segment, (ii) the EMEA Segment, and (iii) the APAC Segment. The Americas Segment includes both North and South America. The EMEA Segment includes European countries, as well as the Middle East and Africa. The APAC segment includes all Asia-Pacific countries. Historical results have been recast under the new segmentation.

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

Fiscal Years

We have a 52-to-53-week fiscal year that ends on the Sunday closest to December 31. Accordingly, every fifth or sixth year will be a 53-week fiscal year. Fiscal years 2012, 2011 and 2010 were 52-week fiscal years. Fiscal year 2012 ended on December 30, 2012, fiscal year 2011 ended on January 1, 2012, and fiscal year 2010 ended on January 2, 2011.

Outlook

During fiscal 2012 we saw a decline in overall demand for solar systems primarily in Europe as a result of the decline in European government incentives. The resulting over-supply environment drove down average selling prices across all product and service lines. Such pricing pressures have continued and are expected to generally continue throughout fiscal 2013.

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

Residential Leasing Program

In fiscal 2011, we launched our residential lease program with dealers in the United States, in partnership with a third-party financial institution, which allows customers to obtain SunPower systems under lease agreements up to 20 years, subject to financing availability. In fiscal 2012, we entered into arrangements with two financial institutions that will provide financing to support additional residential solar lease projects. In the first quarter of fiscal 2013, we entered into an arrangement with an additional financial institution. The program includes system maintenance and warranty coverage as well as an early buy-out option after six years or at any time when the lessees sell their home. Leases are classified as either operating or sales-type leases in accordance with the relevant accounting guidelines.

The program does not yet represent a material portion of our revenue. However, we may face additional material risks as the program expands, including our ability to obtain additional financing partners as well as our ability to collect finance and rent receivables in view of the general challenging credit markets worldwide. We believe that our concentration of credit risk is limited because of our large number of customers, credit quality of the customer base, small account balances for most of these customers, and customer geographic diversification. We have applied and will apply for the §48(c) solar commercial investment tax credit ("ITC") and Treasury Grant payments under Section 1603 of the American Recovery and Reinvestment Act (the "Cash Grant"), which is administered by the U.S. Internal Revenue Services ("IRS") and Treasury Department, for residential leases. We have structured the tax incentive applications, both in timing and amount, to be in accordance with the guidance provided by Treasury and IRS. If the amount or timing of the ITC or Cash Grant payments received in connection with the residential lease program varies from what we have projected, this may impact our revenues and margins and we may have to recognize losses, which may adversely impact our results of operations and cash flows. We make certain assumptions in accounting for the residential lease program, including, among others, the residual value of the leased systems. As the residential lease program grows, if the residual value of leased systems does not materialize as assumed, our results of operations would be adversely affected.

Financial Operations Overview

The following describes certain line items in our Consolidated Statements of Operations:

Revenue

We recognize revenue on the following types of transactions within our regional segments:

•
Power plant project development and projects, turn-key engineering, procurement, and construction ("EPC") services for power plant construction, and power plant operations and maintenance ("O&M") services;

•	Components, including large volume sales of solar panels and mounting systems to third parties, sometimes on a multi-year, firm commitment basis;

•	Solar equipment for the residential and small commercial market, sold through our third-party global dealer network; and

•	Direct sales and EPC and O&M services for rooftop and ground-mounted solar power systems for new homes, commercial, and public sectors.

In the United States, where customers often utilize rebate and tax credit programs in connection with projects rated one MW or less of capacity, we typically sell solar power systems rated up to one MW of capacity to provide a supplemental, distributed source of electricity for a customer’s facility as well as ground mount systems reaching up to hundreds of MWs for regulated utilities. In the United States, many customers choose to purchase solar electricity under a power purchase agreement ("PPA") with an investor or financing company which buys the system from us. In Europe and the United States, our systems are often purchased by third-party investors as central-station solar power plants, typically rated from one to 25 MW, which generate electricity for sale under tariff to regional and public utilities. We additionally have large utility power plants currently under construction which when completed will have total rated capacities greater than 250MW. We also sell our solar panels and balance of systems components under materials-only sales contracts in the United States, Europe and Asia. Our revenue recognition policies are described in more detail under "Critical Accounting Estimates."

Cost of Revenue

Our cost of revenue will fluctuate from period to period due to the mix of projects completed and recognized as revenue, in particular between large utility projects and large commercial installation projects. The cost of solar panels is the single largest cost element in our cost of revenue. Our cost of solar panels consists primarily of: (i) polysilicon, silicon ingots and wafers used in the production of solar cells, along with other materials such as chemicals and gas that are needed to transform silicon wafers into solar cells; (ii) raw materials such as glass, frame, backing and other materials; (iii) solar cells from our AUO SunPower Sdn. Bhd. ("AUOSP") joint venture; as well as (iv) direct labor costs and assembly costs we pay to our third-party contract manufacturers in California and China. Other cost of revenue associated with the construction of solar power systems includes real estate, mounting systems, inverters, third-party contract manufacturer costs, construction subcontract and dealer costs. In addition, other factors contributing to cost of revenue include amortization of other intangible assets, stock-based compensation, depreciation, provisions for estimated warranty claims, salaries, personnel-related costs, freight, royalties, facilities expenses, and manufacturing supplies associated with contracting revenue and solar cell fabrication as well as factory pre-operating costs associated with our manufacturing facilities. Such pre-operating costs included compensation and training costs for factory workers as well as utilities and consumable materials associated with preproduction activities.

We are targeting to improve cost of revenue over time as we implement cost reduction programs, improve our manufacturing processes, and grow our business to attain economies of scale on fixed costs. An expected reduction in cost of revenue based on manufacturing efficiencies, however, could be partially or completely offset by increased raw material costs.

Gross Margin

Our gross margin each quarter is affected by a number of factors, including average selling prices for our solar power products, the types of projects in progress, the gross margins estimated for those projects in progress, our product mix, our actual manufacturing costs, the utilization rate of our solar cell manufacturing facilities, and actual overhead costs. Historically, revenue from materials-only sales contracts generate a higher gross margin percentage than revenue generated from turn-key solar power system contracts. Turn-key contracts generate higher revenue per watt as a result of the included EPC services, O&M services and power plant project development.

From time to time, we enter into agreements whereby the selling price for certain of our solar power products is fixed over a defined period. In addition, almost all of our construction contracts are fixed price contracts. However, we have in several instances obtained change orders that reimburse us for additional unexpected costs due to various reasons. We also have long-term agreements for polysilicon, ingots, wafers, and solar cells with suppliers, some with take-or-pay arrangements. An increase in our manufacturing costs and other project costs over such a defined period could have a negative impact on our overall gross margin. Our gross margin may also be impacted by fluctuations in manufacturing yield rates and certain adjustments for inventory reserves. Our inventory policy is described in more detail under "Critical Accounting Estimates."

Operating Expenses

Our operating expenses include research and development ("R&D") expenses and sales, general and administrative ("SG&A") expenses, goodwill and other intangible asset impairment, and restructuring charges.

R&D expenses consist primarily of salaries and related personnel costs, depreciation of equipment and the cost of solar cells, solar panel materials, various prototyping materials, and services used for the development and testing of products. We expect our R&D expense to continually increase in absolute dollars as we continue to develop new processes to further improve the conversion efficiency of our solar cells and reduce their manufacturing cost, and as we develop new products to diversify our product offerings. R&D expense is reported net of any funding received under contracts with governmental agencies because such contracts are considered collaborative arrangements. These awards are typically structured such that only direct costs, R&D overhead, procurement overhead, and general and administrative expenses that satisfy government accounting regulations are reimbursed. In addition, our government awards from state agencies will usually require us to pay to the granting governmental agency certain royalties based on sales of products developed with government funding or economic benefit derived from incremental improvements funded. Royalties paid to governmental agencies are charged to cost of goods sold.

SG&A expense for our business consists primarily of salaries and related personnel costs, professional fees, insurance, and other selling and marketing expenses.

Goodwill and other intangible asset impairment primarily consists of impairment of goodwill as a result of our annual impairment test, performed in the third quarter of both fiscal 2012 and 2011, as we determined the carrying value of certain reporting units exceeded their fair value. Additionally, during the third quarter of both fiscal 2012 and 2011 we determined the carrying value of certain intangible assets in Europe were no longer recoverable. For additional details see Note 6 of Notes to Consolidated Financial Statements.

Restructuring expense consists of four restructuring plans effected in both fiscal 2012 and 2011 in response to reductions in European government incentives, which had a significant impact on the global solar market, and to accelerate operating cost reduction and improve overall operating efficiency. Charges in connection with these plans relate to employee severance and benefits, lease termination costs, and legal and other related charges. For additional details, see Note 9 of Notes to Consolidated Financial Statements.

Other Income (Expense), Net

Interest income represents interest income earned on our cash, cash equivalents, restricted cash, restricted cash equivalents, held-to-maturity securities and available-for-sale debt securities. Interest expense primarily relates to: (i) amortization expense recorded for warrants issued to Total in connection with the Liquidity Support Agreement executed in the first quarter of fiscal 2012; (ii) debt under our senior convertible debentures; (iii) fees for our outstanding letters of credit; (iv) outstanding term loans; (v) our revolving credit facilities; (vi) our mortgage loan; and (vii) customer advance payments. For additional details see Notes 8, 10, and 12 of Notes to Consolidated Financial Statements.

Gain on deconsolidation of consolidated subsidiary is the result of the deconsolidation of AUOSP in the third quarter of fiscal 2010. Net gain on change in equity interest in unconsolidated investee refers to the value of our equity interests in Woongjin Energy Co., Ltd. ("Woongjin Energy") and First Philec Solar Corporation ("First Philec Solar") being adjusted upon dilutive events. Gain on sale of equity interest in unconsolidated investee represents net gains from the sale of our Woongjin Energy shares in the open market during second half of fiscal 2011. For additional details see Note 11 of Notes to Consolidated Financial Statements.

Gain on mark-to-market derivatives during fiscal 2012, 2011 and 2010 relates to derivative instruments associated with our 4.50% senior cash convertible debentures ("4.50% debentures"): (i) the embedded cash conversion option; (ii) the over-allotment option; (iii) the bond hedge transaction; and (iv) the warrant transactions. The changes in fair value of these derivatives are reported in our Consolidated Statement of Operations until such transactions settle or expire. The bond hedge and warrant transactions are meant to reduce our exposure to potential cash payments associated with the embedded cash conversion option. For additional details, see Note 12 of Notes to Consolidated Financial Statements.

Gain on share lending arrangement relates to recovery of claims related to unreturned shares under our former share lending arrangement with Lehman Brothers International (Europe) Limited ("LBIE") following their bankruptcy.

Other, net consists primarily of gains or losses on foreign exchange and derivatives as well as gain on sale and impairment charges for certain available-for-sale securities and other investments.

Income Taxes

Deferred tax assets and liabilities are recognized for temporary differences between financial statement and income tax bases of assets and liabilities. Valuation allowances are provided against deferred tax assets when management cannot conclude that it is more likely than not that some portion or all deferred tax assets will be realized. For additional details see Notes 1 and 14 of Notes to Consolidated Financial Statements.

We currently benefit from income tax holiday incentives in the Philippines in accordance with our subsidiary’s registration with the Philippine Economic Zone Authority ("PEZA"), which provide that we pay no income tax in the Philippines for those operations subject to the ruling. Our current income tax holidays were granted as manufacturing lines were placed in service and thereafter expire within the current fiscal year, and we are in the process of or have applied for extensions and renewals upon expiration. We expect such approvals to be granted. We believe that if our Philippine tax holidays expire, (a) gross income attributable to activities covered by our PEZA registrations will be taxed at a 5% preferential rate, and (b) our Philippine net income attributable to all other activities will be taxed at the statutory Philippine corporate income tax rate, currently 30%. An increase in our tax liability could materially and negatively affect our financial condition and results of operations.

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

Equity in Earnings of Unconsolidated Investees

In fiscal 2006, we entered into an agreement to form Woongjin Energy, a jointly owned entity located in South Korea, to manufacture monocrystalline silicon ingots. In fiscal 2007, we entered into an agreement to form First Philec Solar, a jointly owned entity located in the Philippines, to provide wafer slicing services of silicon ingots. In fiscal 2010, we entered into a joint venture agreement with AU Optronics Singapore Pte. Ltd. ("AUO"), and AU Optronics Corporation, the ultimate parent company of AUO ("AUO Taiwan") to form AUOSP, a joint venture to construct    a solar cell manufacturing facility ("FAB3") in Malaysia which manufactures and sells solar cells on a "cost-plus" basis to us and AUO. FAB3 became operational in the fourth quarter of fiscal 2010. We account for these investments using the equity method, in which the equity investments are classified as "Other long-term assets" in the Consolidated Balance Sheets and our share of the investees’ earnings (loss) is included in "Equity in earnings (loss) of unconsolidated investees" in the Consolidated Statements of Operations. During fiscal 2011, we sold 15.5 million shares of Woongjin Energy on the open market subsequently reducing our percentage equity ownership in Woongjin Energy from 31% to 6%. During the first quarter of fiscal 2012, we sold our remaining shares of Woongjin Energy on the open market and as a result our percentage equity ownership and investment carrying balance was reduced to zero. For additional details see Note 11 of Notes to Consolidated Financial Statements.

Income from Discontinued Operations, Net of Taxes

In connection with our strategic acquisition of SunRay Malta Holdings Limited ("SunRay") in March 2010, we acquired a project company, Cassiopea PV S.r.l ("Cassiopea"), operating a previously completed 20 MW solar power plant in Montalto di Castro, Italy. In the period in which our asset is classified as held-for-sale, we are required to segregate for all periods presented the related assets, liabilities, and results of operations associated with that asset as discontinued operations. In August 2010, we sold Cassiopea, including all related assets and liabilities. Cassiopea's results of operations for fiscal 2010 are classified as "Income from discontinued operations, net of taxes" in our Consolidated Statement of Operations.

Critical Accounting Estimates

Our discussion and analysis of our financial condition and results of operations are based on our financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States ("U.S. GAAP").

The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue, and expenses. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. In addition to our most critical estimates and judgments as discussed below, we also have other key accounting policies that are less subjective and, therefore, judgments in their application would not have a material impact on our reported results of operations (See Note 1 of Notes to the Consolidated Financial Statements).

Revenue Recognition

Solar Power Products

We sell our solar panels and balance of system components primarily to dealers, system integrators and distributors, and recognize revenue, net of accruals for estimated sales returns, when persuasive evidence of an arrangement exists, delivery of the product has occurred, title and risk of loss has passed to the customer, the sales price is fixed or determinable, collectability of the resulting receivable is reasonably assured and the risks and rewards of ownership have passed to the customer. Other than standard warranty obligations, there are no rights of return and there are no significant post-shipment obligations, including installation, training or customer acceptance clauses with any of our customers that could have an impact on revenue recognition. Our revenue recognition policy is consistent across all geographic areas.

Construction Contracts

Revenue is also comprised of EPC projects which are governed by customer contracts that require us to deliver functioning solar power systems and are generally completed within three to twelve months from commencement of construction. Construction on large projects may be completed within eighteen to thirty six months, depending on the size. We recognize revenue from fixed price construction contracts, that do not include land or land rights, using the percentage-of-completion method of accounting. Under this method, revenue arising from fixed price construction contracts is recognized as work is performed based on the percentage of incurred costs to estimated total forecasted costs.

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

In addition to an EPC deliverable, a limited number of arrangements also include multiple deliverables such as post-installation systems monitoring and maintenance. For contracts with separately priced monitoring and maintenance, we recognize revenue related to such separately priced elements over the contract period. For contracts including monitoring and maintenance not separately priced, we determined that post-installation systems monitoring and maintenance qualify as separate units of accounting. Such post-installation monitoring and maintenance are deferred at the time the contract is executed based on the best estimate of selling price on a standalone basis and are recognized to revenue over the contractual term. The remaining EPC revenue is recognized on a percentage-of-completion basis.

In addition, when arrangements include contingent revenue clauses such as customer termination or put rights for non-performance, we defer the contingent revenue until such time as the contingencies expire. In certain limited cases, we could be required to buy-back a customer’s system at fair value on specified future dates if certain minimum performance thresholds are not met for periods of up to two years. To date, no such repurchase obligations have been triggered.

Provisions for estimated losses on uncompleted contracts, if any, are recognized in the period in which the loss first becomes probable and reasonably estimable. Contracts may include profit incentives such as milestone bonuses. These profit incentives are included in the contract value when their realization is reasonably assured.

Development Projects

We develop and sell solar power plants which generally include the sale or lease of related real estate. Revenue recognition for these solar power plants require adherence to specific guidance for real estate sales, which provides that if we execute a sale of land in conjunction with an EPC contract requiring the future development of the property, we recognize revenue and the corresponding costs under the full accrual method when all of the following requirements are met: the sale is consummated, the buyer's initial and any continuing investments are adequate, the resulting receivables are not subject to subordination, the future costs to develop the property can be reasonably estimated and we have transferred the customary risk and rewards of ownership to the buyer. In general, a sale is consummated upon the execution of an agreement documenting the terms of the sale and a minimum initial payment by the buyer to substantiate the transfer of risk to the buyer. Depending on the value of the initial continuing investment of the buyer, and provided the recovery of the costs of the solar power plant are assured if the buyer defaults, we may defer revenue and profit during construction by aligning our revenue recognition and release of deferred project costs to cost of sales with the receipt of payment from the buyer. At the time we have unconditionally received payment from the buyer, revenue would be recognized and deferred project costs would be release to cost of sales at the same rate of profit estimated throughout the construction of the project. Our revenue recognition methods for solar power plants not involving real estate are accounted for using the percentage-of-completion method.

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

We evaluate the terms of our long-term agreements with suppliers, including joint ventures, for the procurement of polysilicon, ingots, wafers, and solar cells and establish accruals for estimated losses on adverse purchase commitments as necessary, such as lower of cost of market value adjustments, forfeiture of advanced deposits and liquidated damages.

Other market conditions that could impact the realizable value of our inventories and are periodically evaluated by management include the aging of inventories on hand, historical inventory turnover ratio, anticipated sales price, new product development schedules, the effect new products might have on the sale of existing products, product obsolescence, customer concentrations, product merchantability, and other factors. If we determine that the cost of inventories exceeds its estimated market value based on assumptions about expected demand and market conditions, we record a write-down equal to the difference between the cost of inventories and the estimated market value. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required that could negatively impact our gross margin and operating results. If actual market conditions are more favorable, we may have higher gross margin when products that have been previously written down are sold in the normal course of business. For additional details see Note 7 of Notes to Consolidated Financial Statements.

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

Investments in Equity Interests

Investments in entities in which we can exercise significant influence, but do not own a majority equity interest or otherwise control, are accounted for under the equity method. Such investments are classified as "Other long-term assets" in our Consolidated Balance Sheets and our share of the investees' earnings (loss) is included as "Equity in earnings of unconsolidated investees" on the Consolidated Statements of Operations. We record our share of the results of Woongjin Energy and First Philec Solar in the same quarter and the results of AUOSP with a one quarter lag. To calculate our share of the investees’ income or loss, we adjust the net income (loss) of each investee to conform to U.S. GAAP and multiply that by our equity investment ownership percentage.

Variable Interest Entities ("VIE")

We regularly evaluate our relationships and involvement with unconsolidated VIEs, including our equity method investments and joint venture with AUOSP, to determine if we have a controlling financial interest or become the primary beneficiary requiring us to consolidate their financial results into our financial statements. We do not consolidate the financial results of our investees as we have concluded that we are not the primary beneficiary. Although we are obligated to absorb losses or have the right to receive benefits from the investees that are significant to the entities, such variable interests held by us do not empower us to direct the activities that most significantly impact their economic performance. For additional details see Note 11 of the Notes to Consolidated Financial Statements for discussions of equity method investments.

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

Accounting for Business Combinations

We record all acquired assets and liabilities, including goodwill, other intangible assets and in-process research and development, at fair value. The initial recording of goodwill, other intangible assets and in-process research and development requires certain estimates and assumptions concerning the determination of the fair values and useful lives. The judgments made in the context of the purchase price allocation can materially impact our future results of operations. Accordingly, for significant acquisitions, we obtain assistance from third-party valuation specialists. The valuations calculated from estimates are based on information available at the acquisition date. Goodwill is not amortized, but is subject to annual tests for impairment or more often if events or circumstances indicate it may be impaired. Other intangible assets are amortized over their estimated useful lives and are subject to impairment if events or circumstances indicate a possible inability to realize the carrying amount. For additional details see Notes 4 and 6 of Notes to Consolidated Financial Statements.

Valuation of Long-Lived Assets

Our long-lived assets include property, plant and equipment, project assets and other intangible assets with finite lives. We evaluate our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. Factors considered important that could result in an impairment review include significant under-performance relative to expected historical or projected future operating results, significant changes in the manner of use of acquired assets and significant negative industry or economic trends. Our impairment evaluation of long-lived assets includes an analysis of estimated future undiscounted net cash flows expected to be generated by the assets over their remaining estimated useful lives. If our estimate of future undiscounted net cash flows is insufficient to recover the carrying value of the assets over the remaining estimated useful lives, we record an impairment loss in the amount by which the carrying value of the assets exceeds the fair value. Fair value is generally measured based on either quoted market prices, if available, or discounted cash flow analyses.

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

We conduct our annual impairment test of goodwill as of the Sunday closest to the end of the third fiscal quarter of each year. Impairment of goodwill is tested at our reporting unit level. Management determined that the Americas Segment, the EMEA Segment, and the APAC Segment are also the reporting units. In estimating the fair value of the reporting units, we make estimates and judgments about our future cash flows using an income approach defined as Level 3 inputs under fair value measurement standards. The income approach, specifically a discounted cash flow analysis, included assumptions for, among others, forecasted revenue, gross margin, operating income, working capital cash flow, perpetual growth rates and long-term discount rates, all of which require significant judgment by management. The sum of the fair values of our reporting units are also compared to our external market capitalization to determine the appropriateness of its assumptions and adjusted, if appropriate. These assumptions take into account the current industry environment and its impact on our business. In the event that management determines that the value of goodwill has become impaired, we will incur an accounting charge for the amount of the impairment during the fiscal quarter in which the determination is made. For additional details see Note 6 of Notes to Consolidated Financial Statements.

Fair Value of Financial Instruments

Certain of our financial assets and financial liabilities, specifically our cash, cash equivalents, restricted cash, restricted cash equivalents, available-for-sale securities, foreign currency derivatives, interest rate swaps derivatives and convertible debenture derivatives are carried at fair value in our Consolidated Financial Statements. Accounting guidance defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. We enter into over-the-counter ("OTC") foreign currency derivatives and use standard valuation techniques to derive the value of option and forward currency contracts. In determining fair value, we use the market and income approaches. Current accounting guidance provides a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the observable inputs be used when available. Observable inputs are inputs that market participants would use in pricing the asset or liability developed based on market data obtained from sources independent of us. Unobservable inputs are inputs that reflect our assumptions about market participants assumptions used in pricing the asset or liability, developed based on the best information available in the circumstances. As such, fair value is a market-based measure considered from the perspective of a market participant who holds the asset or owes the liability rather than an entity specific measure. The hierarchy is broken down into three levels based on the reliability of inputs as follows:

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

•
Level 3—Valuations based on inputs that are unobservable and significant to the overall fair value measurement. We did not have any assets and liabilities measured at fair value on a recurring basis requiring Level 3 inputs.

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

Accounting for Income Taxes

Our global operations involve manufacturing, R&D, selling and project development activities. Profit from non-U.S. activities is subject to local country taxation, but not subject to United States tax until repatriated to the United States. It is our intention to indefinitely reinvest these earnings outside the United States. We record a valuation allowance to reduce our U.S. and French deferred tax assets to the amount that is more likely than not to be realized. In assessing the need for a valuation allowance, we consider historical levels of income, expectations and risks associated with the estimates of future taxable income and ongoing prudent and feasible tax planning strategies. In the event we determine that we would be able to realize additional deferred tax assets in the future in excess of the net recorded amount, or if we subsequently determine that realization of an amount previously recorded is unlikely, we would record an adjustment to the deferred tax asset valuation allowance, which would change income tax in the period of adjustment. As of December 30, 2012, we believe there is insufficient evidence to realize additional deferred tax assets, although it is possible that a reversal of the valuation allowance, which could be material, could occur in fiscal 2013.

The calculation of tax liabilities involves dealing with uncertainties in the application of complex global tax regulations. We recognize potential liabilities for anticipated tax audit issues in the United States and other tax jurisdictions based on our estimate of whether, and the extent to which, additional taxes will be due. If payment of these amounts ultimately proves to be unnecessary, the reversal of the liabilities would result in tax benefits being recognized in the period in which we determine the liabilities are no longer necessary. If the estimate of tax liabilities proves to be less than the ultimate tax assessment, a further charge to expense would result. We accrue interest and penalties on tax contingencies which are classified as "Provision for income taxes" in the Consolidated Statements of Operations and are not considered material. For additional details see Note 14 of Notes to Consolidated Financial Statements.

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

In addition, foreign exchange gains (losses) may result from estimated tax liabilities which are expected to be realized in currencies other than the U.S. dollar.

Results of Operations

Revenue

	Year ended
(In thousands)	December 30, 2012	% of total revenue	January 1, 2012	% of total revenue	January 2, 2011	% of total revenue
Americas	$1,696,348	70%	$1,266,347	53%	$632,053	28%
EMEA	489,484	20%	924,337	39%	1,526,480	69%
APAC	231,669	10%	183,692	8%	60,697	3%
Total revenue	$2,417,501	100%	$2,374,376	100%	$2,219,230	100%

Total Revenue:  During fiscal 2012, 2011, and 2010 our total revenue was $2,417.5 million, $2,374.4 million, and $2,219.2 million, respectively. The increase in total revenue of 2% in fiscal 2012 as compared to fiscal 2011 was primarily driven by revenue recognized on large scale utility projects in North America during fiscal 2012 partially offset by a decline in utility-scale solar projects and related revenue within the EMEA region as well as a 10% decrease in overall revenue per watt. In fiscal 2012 we recognized revenue on 862.7 MW as compared to 765.8 MW in fiscal 2011.

The increase in total revenue of 7% in fiscal 2011 as compared to fiscal 2010 was primarily attributable to revenue from the development of several large scale projects in North America and Europe, as well as the continuous growth of our third-party global dealer network in the geographical regions in which we do business. In fiscal 2011 we recognized revenue on 765.8 MW as compared to 558.5 MW in fiscal 2010. The increase in our total revenue was partially offset by a 22% decrease in overall revenue per watt.

Concentrations: Sales outside the Americas Segment represented approximately 30%, 47% and 72% of total revenue for fiscal 2012, 2011, and 2010, respectively. The decrease in the percentage of sales outside of the Americas Segment over all periods was primarily due to slowdown in project development and component shipments in Europe due to reductions in government incentives and decline in overall European economy, coupled with increasing demand in the United States for our solar power products due to additional federal and state initiatives supporting attractive solar incentives within the residential, commercial, and utility sectors.

The table below represents our significant customers which accounted for greater than 10 percent of total revenue during fiscal 2012, 2011, and 2010.

		Year ended
Revenue		December 30, 2012	January 1, 2012	January 2, 2011
Significant Customers:	Business Segment
NRG Solar, Inc.	Americas	35%	*	*
Customer B	EMEA	*	*	12%

*    denotes less than 10% during the period

Americas Revenue: Americas revenue in fiscal 2012 increased 34% as compared to fiscal 2011 primarily as a result of an increase in the number and size of the various utility-scale solar power systems under construction, which includes the ramp up in construction of the 250 MW California Valley Solar Ranch ("CVSR") project in San Luis Obispo County, California; revenue recognized on the 579 MW Antelope Valley Solar Projects ("AVSP") in California; a 25 MW project in Modesto, California; and 20 MW project in North Carolina during fiscal 2012. The increase in Americas revenue in fiscal 2012 as compared to fiscal 2011 was partially offset by projects which were substantially completed during the interim period as well as a 52% decrease in component sales year over year. In fiscal 2012, we recognized 31.8 MW of component sales as compared to 66.9 MW in fiscal 2011.

Americas revenue in fiscal 2011 increased 100% as compared to fiscal 2010 primarily as a result of an increase in the number of utility-scale solar power systems under construction as well as an increase in component shipments. In fiscal 2011, we recognized revenue on 66.9 MW of components sales as compared to 7.6 MW in fiscal 2010. In fiscal 2011, we additionally recognized revenue under the percentage-of-completion method for several power plants, including three under construction in the United States, totaling 60 MW and the completion of a 20 MW solar plant in Ontario, Canada. Revenue recognition on project under construction in the Americas Segment during fiscal 2010 included a 20 MW solar power plant in Toronto, and a 17 MW solar power plant in Colorado.

EMEA Revenue:  EMEA revenue in fiscal 2012 decreased 47% as compared to fiscal 2011 primarily due to the decline in utility-scale solar projects and related revenue as well as a decrease in components sales and average selling prices. In fiscal 2012, we recognized revenue on 24.1 MW of component sales as compared to 112.5 MW in fiscal 2011, which represents a 79% decrease in volume, period over period. The overall decline in our EMEA revenue was partially offset by $103.9 million in revenue due to Tenesol's results of operations being incorporated into our financial results for year ended December 30, 2012.

EMEA revenue in fiscal 2011 decreased 39% as compared to fiscal 2010 primarily due to the decline in utility-scale solar power projects and related revenue driven by changes in European government incentives which had a materially negative effect on the market within the region. In the second half of fiscal 2010, we completed the sale of 44 MW and 8 MW solar power plants in Montalto di Castro, Italy as well as a 13 MW solar power plant in Anguillara, Italy and further recognized revenue under the percentage-of-completion method for several power plants totaling 28 MW in the Sicily region and Piedmont region of Italy.

APAC Revenue: APAC revenue in fiscal 2012 increased 26% as compared to fiscal 2011, primarily due to an increase in component sales partially offset by a reduction in systems revenue. In fiscal 2012, we recognized revenue on 120.4 MW of component sales as compared to 50 MW in fiscal 2011, which represents a 141% increase in volume year over year. This increase was partially offset by a decrease in systems revenue due to a shift in demand for our solar products in the residential and commercial markets coupled with an overall decrease in revenue per watt in the region.

APAC revenue in fiscal 2011 increased 203% as compared to fiscal 2010 primarily due to an increase in component sales. In fiscal 2011, we recognized revenue on 50.0 MW of component sales as compared to 23.6 MW in fiscal 2010, which represents a 112% increase in volume year over year.

Cost of Revenue

	Year ended
(In thousands)	December 30, 2012	January 1, 2012	January 2, 2011
Americas	$1,415,417	$1,131,771	$502,780
EMEA	559,993	868,330	1,159,115
APAC	195,693	148,057	47,442
Total cost of revenue	$2,171,103	$2,148,158	$1,709,337
Total cost of revenue as a percentage of revenue	90%	90%	77%
Total gross margin percentage	10%	10%	23%

Total Cost of Revenue: During fiscal 2012, 2011, and 2010 total cost of revenue was $2,171.1 million, $2,148.2 million, and $1,709.3 million, respectively. The 1% increase in fiscal 2012 as compared to fiscal 2011 was due to (i) a 13% increase in total MW of solar power products sold; (ii) $13.9 million of accelerated depreciation of certain previously owned manufacturing equipment implemented as part of a manufacturing step reduction program; and (iii) $11.9 million of idle equipment impairment resulting from deployment of our next generation of solar cell technology. These increases were partially offset by an overall decrease in material costs as well as $55.7 million of charges incurred in fiscal 2011 associated with the change in European government incentives, as described below.

The 26% increase in total cost of revenue in fiscal 2011 as compared to fiscal 2010 is primarily due to a 37% increase in total MW of solar power products sold. Additionally contributing to the increase in total cost of revenue is $55.7 million in charges incurred in fiscal 2011 associated with the change in European government incentives, including (i) a $16.0 million write-down of project asset costs based on changes in fair value and our ability to develop, commercialize and sell active projects within Europe, and (ii) $39.7 million related to the write-down of third-party inventory and costs associated with the termination of third-party solar cell supply contracts resulting from lower demand and average selling price in certain areas of Europe. The increase in total cost of revenue is partially offset by lower material costs, higher yields as well as better factory utilization as a result of higher output generated at our manufacturing facilities and our AUOSP joint venture.

Gross Margin

	Year ended
(In thousands)	December 30, 2012	January 1, 2012	January 2, 2011
Americas	17%	11%	20%
EMEA	(14)%	6%	24%
APAC	16%	19%	22%

Americas Gross Margin: Gross margin for our Americas Segment increased to 17% in fiscal 2012 from 11% in fiscal 2011. The increase in gross margin over the respective period is primarily driven by increased revenue from large utility-scale solar power systems under construction combined with lower material costs, partially offset by industry declines in average selling prices. Gross margin for our Americas Segment decreased to 11% in fiscal 2011 from 20% in fiscal 2010. The decrease in gross margin over the respective period is primarily due to declines in average selling prices as well as $20.8 million of charges recorded during fiscal 2011 related to the write-down of third-party inventory and costs associated with the termination of above-market third party solar cell supply contracts, partially offset by an increase in component sales, which historically had higher margin percentages than our utility projects.

EMEA Gross Margin: Gross margin for our EMEA Segment decreased over both periods as a result of declines in government incentives resulting in changes in market demand. The changes in demand, general financing constraints experienced in the European economy, and the over-supply environment continued to significantly drive down average selling prices throughout the region in fiscal 2012. In fiscal 2011, the EMEA Segment additionally recorded $32.3 million of charges related to write-down of project asset costs to estimated fair value based on changes in our ability to develop, commercialize, and sell active projects, as well as the write-down of third-party inventory and costs associated with the termination of above-market third party solar cell supply contracts.

APAC Gross Margin: Gross margin for our APAC Segment decreased over both periods primarily as a result of declining average selling prices, partially offset by lower material costs and additional volumes of higher margin component sales.

Research and Development ("R&D")

	Year ended
(In thousands)	December 30, 2012	January 1, 2012	January 2, 2011
R&D Expense	$63,456	$57,775	$49,090
As a percentage of revenue	3%	2%	2%

The overall increase in our investment in R&D over all periods primarily resulted from costs related to the improvement of our current generation solar cell manufacturing technology, development of our next generation of solar cells, solar panels, trackers and rooftop systems, and development of systems performance monitoring products as well as operating expenses related to Tenesol which were incorporated into our financial results for the fiscal period 2012.

R&D expense increased $5.7 million or 10% in fiscal 2012 as compared to fiscal 2011 primarily due to (i) a $3.3 million increase in labor costs due to increased headcount and salary related expenses during the year; (ii) a $2.2 million increase due to an impairment of equipment recorded as a result of changes in the deployment plan for our next generation of solar cell technology in one of our Fabs; (iii) a $0.8 million decrease in R&D cost reimbursements received from government entities due to phase out of related programs beginning in 2010; and (iv) a $0.5 million increase in other net expenses. This was partially offset by a $1.1 million decrease in stock-based compensation due to lower valuation of stock grants as a result of the decline in our share price.

R&D expense increased $8.7 million or 18% in fiscal 2011 over fiscal 2010 primarily due to (i) a $5.9 million increase primarily due to additional costs related to the improvement of our current generation solar cell manufacturing technology, development of our next generation of solar cells, solar panels, trackers and rooftop systems, and development of systems performance monitoring products; and (ii) a $4.1 million decrease in R&D cost reimbursements received from government entities due to phase out of related programs in 2010. This was partially offset by a $1.4 million decrease in stock-based compensation due to lower valuation of stock grants as a result of the decline in our share price.

Sales, General and Administrative ("SG&A")

	Year ended
(In thousands)	December 30, 2012	January 1, 2012	January 2, 2011
Total SG&A	$310,246	$331,380	$321,936
As a percentage of revenue	13%	14%	15%

During fiscal 2012, 2011 and 2010, SG&A expense was $310.2 million, $331.4 million, and $321.9 million, respectively. SG&A, as a percentage of revenue, decreased over all periods primarily as a result of our cost-control strategy implemented in response to the changes in the European market and resulting restructuring, including the overall reduction of consulting charges in Europe and the United States.

SG&A expense decreased $21.1 million or 6% in fiscal 2012 as compared to fiscal 2011 primarily due to (i) a $15.5 million decrease in amortization of intangible assets due to $40.3 million of impairment of certain assets related to strategic acquisitions of EPC and O&M project pipelines in Europe recorded at the end of the third quarter of fiscal 2011; (ii) an $8.4 million decrease in acquisition and integration related costs which were primarily incurred in the second quarter of fiscal 2011 as a result of the Total tender offer; (iii) a $10.0 million decrease in personnel costs as a result of the implementation of approved restructuring plans; (iv) a $16.6 million reduction in bad debt expense as a result of collection efforts for accounts receivable related to select European customers that were previously reserved based upon the then market condition in European economy; (v) a $5.7 million decrease in consulting and outside services due to cost reduction initiatives; and (vi) a $0.6 million increase in other expenses. The overall decrease was partially offset by (i) a charge of $19.7 million for the securities class action settlement in the fourth quarter of fiscal 2012 and (ii) a $16.0 million increase for Tenesol's operating expenses which were incorporated into our financial results for the period.

SG&A expense increased $9.4 million or 3% in fiscal 2011 as compared to fiscal 2010 and was primarily due to (i) $11.7 million in operating expenses related to Tenesol which were incorporated into our financial results during fiscal 2011; (ii) transaction expenses of $13.9 million incurred in connection with the April 2011 Tender Offer Agreement with Total as well as related integration costs; (iii) $11.0 million in additional personnel related expenses as a result of net increase in headcount; (iv) additional bad debt expense of $9.8 million related to several customers impacted by the recent changing market conditions in Europe; and (v) a $9.3 million increase in other expenses. This increase was partially offset by (i) a $11.9 million reduction in consulting charges in Europe and the United States as a result of our cost-control strategy implemented in response to the changes in the European market and the resulting restructuring; (ii) a $13.2 million reduction in legal and other professional services as significant acquisition and integration related costs which were incurred as part of our acquisition of SunRay in March 2010 as well as with our Audit Committee's independent investigation of certain accounting entries in our Philippines operations; (iii) a $8.9 million decrease due to amortization of our promissory notes reported in 2010; (iv) a $6.9 million decrease due to amortization of other intangible assets reported in 2010; and (v) a decrease in stock based compensation due to lower valuation of stock grants as a result of the decline in our share price.

Goodwill and Other Intangible Asset Impairment

	Year ended
(In thousands)	December 30, 2012	January 1, 2012	January 2, 2011
Goodwill impairment	$46,734	$309,457	$—
Other intangible assets impairment	12,847	40,301	—
	$59,581	$349,758	$—
As a percentage of revenue	2%	15%	—%

Based on the impairment test performed in the third quarter of fiscal 2012, we determined that the carrying value of the Americas and EMEA reporting units exceeded their fair value. We calculated that the implied fair value of goodwill for the two reporting units was zero and therefore recorded a goodwill impairment loss of $46.7 million, representing all of the goodwill associated with these reporting units. Based on the impairment test performed in the third quarter of 2011, we recorded a goodwill impairment loss of $309.5 million related to the EMEA segment (see Note 6 of Notes to Consolidated Financial Statements).

During the third quarter of fiscal 2012, we determined that the carrying value of certain intangible assets in Europe were no longer recoverable and therefore recognized an impairment loss of $12.8 million. During the first quarter of fiscal 2011, we determined the carrying value of certain intangible assets related to strategic acquisitions of EPC and O&M project pipelines in Europe were no longer recoverable and therefore recognized an impairment loss of $40.3 million in the year ended January 1, 2012 (see Note 6 of Notes to Consolidated Financial Statements).

Restructuring Charges

	Year ended
(In thousands)	December 30, 2012	January 1, 2012	January 2, 2011
October 2012 Plan	$30,227	$—	$—
April 2012 Plan	61,379	—	—
December 2011 Plan	7,946	7,477	—
June 2011 Plan	1,271	13,926	—
Restructuring charges	$100,823	$21,403	$—
As a percentage of revenue	4%	1%	—%

October 2012 Plan: On October 12, 2012, our Board of Directors approved a reorganization (the "October 2012 Plan") to accelerate operating cost reduction and improve overall operating efficiency. In connection with the October 2012 Plan, which is expected to be completed within the twelve months following approval, we expect to eliminate approximately 900 positions primarily in the Philippines, representing approximately 15% of our global workforce. As a result, we expect to record restructuring charges totaling $33.0 million to $40.0 million, related to all segments. Such charges are composed of severance benefits, lease and related termination costs, and other associated costs, $30.2 million of which were recorded in the fourth quarter of fiscal 2012. We expect greater than 90% of these charges to be cash.

April 2012 Plan: As a result of our continued cost reduction progress at its Fab 2 and our joint venture Fab 3 manufacturing facilities, on April 13, 2012, our Board of Directors approved a restructuring plan (the "April 2012 Plan") to consolidate our Philippine manufacturing operations into Fab 2 and begin repurposing Fab 1 in the second quarter of 2012. We expect to recognize restructuring charges up to $63.0 million, related to all segments, in the twelve months following the approval and implementation of the April 2012 Plan. We expect greater than 80% of these charges to be non-cash.

December 2011 Plan: To accelerate operating cost reduction and improve overall operating efficiency, in December 2011, we implemented a company-wide restructuring program (the "December 2011 Plan"). The December 2011 Plan eliminated approximately 2% of SunPower's global workforce. Restructuring activities associated with the December 2011 Plan were substantially completed as of December 30, 2012.

June 2011 Plan: In response to reductions in European government incentives, which had a significant impact on the global solar market, on June 13, 2011, our Board of Directors approved a restructuring plan (the "June 2011 Plan") to realign our resources. The June 2011 Plan eliminated approximately 2% of SunPower's global workforce, in addition to the consolidation or closure of certain facilities in Europe. Restructuring activities associated with the June 2011 Plan were substantially completed as of December 30, 2012.

See Note 9 of our Notes to Consolidated Financial Statements for further information regarding our restructuring plans.

Other Income (Expense), Net

	Year ended
(In thousands)	December 30, 2012	January 1, 2012	January 2, 2011
Interest income	$1,091	$2,337	1,541
Interest expense	(84,120)	(67,253)	(55,276)
Gain on sale of equity interest in unconsolidated investee	—	5,937	—
Gain on change in equity interest in unconsolidated investee	—	322	28,078
Gain on share lending arrangement	50,645	—	24,000
Gain on deconsolidation of consolidated subsidiary	—	—	36,849
Gain on mark-to-market derivative	4	343	35,764
Other, net	(9,575)	(10,120)	(26,410)
Other income (expense), net	$(41,955)	$(68,434)	44,546
As a percentage of revenue	(2)%	(3)%	2%

Other expense, net decreased $26.5 million, or 39%, in fiscal 2012 as compared to fiscal 2011. The overall decrease was primarily driven by a $50.6 million gain related to the recovery of claims related to unreturned shares under our former share lending arrangement with LBIE following their bankruptcy. This was partially offset by, (i) a $16.9 million increase in interest expense primarily due to the non-cash interest expenses as a result of amortization expense recorded for warrants issued to Total in connection with the Liquidity Support Agreement executed in the first quarter of fiscal 2012; (ii) a $5.9 million cash gain from the sale of 15.5 million shares of Woongjin Energy Co. Ltd., which was recorded in 2011; and (iii) an increase in other net expenses totaling $1.3 million.

Other expense, net increased $113.0 million, or 254%, in fiscal 2011 as compared to fiscal 2010. The overall increase was primarily driven by (i) a non-cash gain of $36.8 million as a result of the deconsolidation of AUOSP recorded in 2010; (ii) a $35.8 million gain on mark-to-market derivatives during fiscal 2010 related to the change in fair value of the embedded cash conversion option, the over-allotment option, the bond hedge transaction, and the warrant transaction associated with the 4.50% debentures recorded in 2010; (iii) a $28.1 million non-cash gain due to the dilution of our equity interest of our equity interest in Woongjin Energy as a result of Woongjin Energy's issuance of additional equity to other investor recorded in 2010; (iv) a $24.0 million gain related to the recovery of claims related to unreturned shares under our former share lending arrangement with LBIE following their bankruptcy recorded in 2010; (v) a $12.0 million increase in interest expense due to additional indebtedness related to our 4.50% senior cash convertible debentures, and various borrowings made in 2010 and 2011. This was partially offset by (i) a $5.9 million cash gain from the sale of 15.5 million shares of Woongjin Energy; (ii) a $30.2 million favorable change in gain (loss) on derivatives and foreign exchange period over period primarily resulting from expensing the time value of option contracts and forward points on forward exchange contracts of effective cash flow hedges; and (iii) other net favorable changes totaling $12.8 million including changes in fair value of our investment in unconsolidated investees given the overall economy and solar market conditions.

Income Taxes

	Year ended
(In thousands)	December 30, 2012	January 1, 2012	January 2, 2011
Provision for income taxes	$(21,842)	$(17,208)	$(23,375)
As a percentage of revenue	(1)%	(1)%	(1)%

In fiscal 2012, our income tax provision of $21.8 million, on a loss before income taxes and equity in earnings (losses) of unconsolidated investees of $329.7 million was due to foreign income in certain jurisdictions where our operations were profitable, adjustments to unrecognized tax benefits, prior year return to provision adjustments and a valuation allowance recorded against a foreign deferred tax asset. In fiscal 2011, our income tax provision of $17.2 million, on a loss from continuing operations of $602.5 million, was primarily due to foreign income in certain jurisdictions where our operations were profitable. In fiscal 2010, our income tax provision of $23.4 million on income from continuing operations before income taxes and equity in earnings of unconsolidated investees of $183.4 million was primarily due to the mix of income earned in domestic and foreign jurisdictions, nondeductible amortization of purchased other intangible assets, non deductible equity compensation, amortization of debt discount from convertible debentures, gain on change in equity interest in Woongjin Energy, mark-to-market fair value adjustments, changes in the valuation allowance on deferred tax assets, and discrete stock option deductions.

A material amount of our total revenue is generated from customers located outside of the United States, and a substantial portion of our assets and employees are located outside of the United States. United States income taxes and foreign withholding taxes have not been provided on the undistributed earnings of our non-United States subsidiaries as such earnings are intended to be indefinitely reinvested in operations outside the United States to extent that such earnings have not been currently or previously subjected to taxation of the United States.

We record a valuation allowance to reduce our United States and French deferred tax assets to the amount that is more likely than not to be realized. In assessing the need for a valuation allowance, we consider historical levels of income, expectations and risks associated with the estimates of future taxable income and ongoing prudent and feasible tax planning strategies. In the event we determine that we would be able to realize additional deferred tax assets in the future in excess of the net recorded amount, or if we subsequently determine that realization of an amount previously recorded is unlikely, we would record an adjustment to the deferred tax asset valuation allowance, which would change income tax in the period of adjustment. As of December 30, 2012, we believe there is insufficient evidence to realize additional deferred tax assets in fiscal 2012.

Equity in Earnings (Loss) of Unconsolidated Investees

	Year ended
(In thousands)	December 30, 2012	January 1, 2012	January 2, 2011
Equity in earnings (loss) of unconsolidated investees	$(515)	$6,003	6,845
As a percentage of revenue	—%	0.3%	0.3%

In fiscal 2012, 2011, and 2010, our equity in earnings of unconsolidated investees was a net loss of $0.5 million, net gains of $6.0 million, and net gains of $6.8 million, respectively. The increase in net loss for fiscal 2012 over fiscal 2011 is primarily attributable to the sale of our equity ownership in Woongjin Energy during fiscal 2011 and the first quarter of fiscal 2012. The decrease in net earnings for fiscal 2011 over fiscal 2010 is primarily attributable a decrease in our equity share of Woongjin Energy's earnings, partially offset by a decrease in our share of losses from our AUOSP investment.

Income from Discontinued Operations, Net of Taxes

	Year ended
(In thousands)	December 30, 2012	January 1, 2012	January 2, 2011
Income from discontinued operations, net of taxes	$—	$—	$11,841
As a percentage of revenue	—%	—%	1%

In connection with our acquisition of SunRay on March 26, 2010, we acquired a European project company, Cassiopea PV S.r.l ("Cassiopea"), operating a previously completed 20 MW solar power plant in Montalto di Castro, Italy. In the period in which our asset is classified as held-for-sale, we are required to segregate for all periods presented the related assets, liabilities and results of operations associated with that asset as discontinued operations. On August 5, 2010, we sold the assets and liabilities of Cassiopea. Therefore, results of operations were classified as "Income from discontinued operations, net of taxes" in the Consolidated Statement of Operations in the year ended January 2, 2011.

Net Income (Loss)

	Year ended
(In thousands)	December 30, 2012	January 1, 2012	January 2, 2011
Net income (loss)	$(352,020)	$(613,737)	$178,724

Our net loss decreased $261.7 million, or 42.64%, in fiscal 2012 over fiscal 2011. The decrease in net loss in fiscal 2012 versus 2011 is primarily driven by: (i) a $290.2 million decrease in goodwill and other intangible asset impairment; (ii) a $50.6 million gain related to the recovery of claims related to unreturned shares under our former share lending arrangement with LBIE following their bankruptcy; and (iii) a $15.5 million decrease in other operating expenses attributable to our cost-control strategy implemented in response to the changes in the European market and resulting restructuring. This was partially offset by $79.4 million of additional charges associated with the implementation of approved restructuring programs and a $16.9 million increase in interest expense primarily as a result of amortization of warrants, which were issued to Total in connection with the Liquidity Support Agreement executed in the first quarter of fiscal 2012. Information about other significant variances in our results of operations is described above.

Our net loss increased by $792.5 million, or 443.40%, in fiscal 2011 over fiscal 2010. The increase in net loss in fiscal 2011 is primarily driven by: (i) $283.7 million decrease in gross profit due to margin erosion associated with the decline in European government incentives and resulting oversupply in the market, (ii) $349.8 million of goodwill and other intangible asset impairment; (iii) restructuring charges totaling $21.4 million; and (iv) $124.7 million of non-cash gains recorded in fiscal 2010.

Liquidity and Capital Resources

Cash Flows

A summary of the sources and uses of cash and cash equivalents is as follows:

	Year ended
(In thousands)	December 30, 2012	January 1, 2012	January 2, 2011
Net cash provided by (used in) operating activities of continuing operations	$28,903	$(94,304)	$168,402
Net cash provided by (used in) investing activities of continuing operations	(220,067)	64,040	(461,360)
Net cash provided by (used in) financing activities of continuing operations	(75,708)	157,108	244,045

Operating Activities

Net cash provided in operating activities of continuing operations in fiscal 2012 was $28.9 million and was primarily the result of: (i) a non-cash loss of $77.8 million on retirement of property, plant and equipment as primarily the result of our restructuring plan regarding Fab 1 consolidation and changes in the deployment plan for our next generation of solar cell technology; (ii) a $65.7 million increase in customer advance due to additional prepayments received from AUOSP; (iii) non-cash impairment charges totaling $59.6 million associated with goodwill and other intangible asset impairment in the third quarter of fiscal 2012; (iv) a $54.7 million increase in billings in excess of costs and estimated earnings related to contractual timing of system project billings; (v) other net changes in operating assets and liabilities of $126.5 million; and (v) $207.3 million of other, net non-cash charges primarily attributable to depreciation and amortization, and stock based compensation. This was partially offset by (i) a net loss of $352.0 million; (ii) increases in prepaid expense and other assets of $136.1 million primarily related to deferred costs associated with several large utility-scale solar projects under construction in North America and deferred costs associated with solar power systems to be leased; (iii) a $50.6 million gain in connection with our former share lending arrangement with LBIE which was classified as cash from financing activities (see below); and (iv) an increase in project assets of $23.4 million for construction of future and current projects primarily in North America.

Net cash used in operating activities of continuing operations in fiscal 2011 was $94.3 million and was primarily the result of: (i) a net loss of $613.7 million; (ii) increases in prepaid expense and other current assets of $182.7 million primarily associated with outstanding receivables due and receivable from our joint ventures; (iii) increases in inventories and project assets of $131.0 million for construction of future and current projects in North America and Europe; and (iv) an increase in advances to suppliers of $40.5 million associated with prepayments for polysilicon in accordance with our long-term supply contracts. This was partially offset by: (i) non-cash impairment charges totaling $349.8 million associated with goodwill and other intangible asset impairment in the third quarter of fiscal 2011, as well as inventories and project asset write-downs in fiscal 2011 associated with the change in European government incentives; (ii) other non-cash charges of $205.8 million primarily related to depreciation and amortization, stock based compensation, and non-cash interest charges; and (iii) a decrease of $296.8 million in other operating liabilities, net of changes to operating assets.

Net cash provided by operating activities of continuing operations of $168.4 million in fiscal 2010 was primarily the result of: (i) income from continuing operations of $166.9 million; (ii) increases in accounts payable and other accrued liabilities of $158.0 million; and (iii) non-cash charges totaling $255.1 million for depreciation, amortization, stock-based compensation, debt issuance costs, and non-cash interest expense. This was partially offset by: (i) increases to inventories of $114.5 million as we continue to grow our business; (ii) increases in accounts receivable of $132.2 million related to the increase in revenue; (iii) an increase in advance to suppliers of $96.1 million associated with prepayments for polysilicon in accordance with long-term supply contracts; (iv) an $0.8 million net gain on investments; (v) a $24.0 million recovery on a previously recorded loss on a share lending arrangement to LBIE; (vi) net gains of $35.8 million on mark-to-market derivatives related to the change in fair value of the derivative instruments associated with the 4.50% debentures; (vii) other non-cash income of $72.0 million primarily related to our equity share in earnings of joint ventures, gain on deconsolidation of AUOSP, net gain on change in our equity interest in joint ventures; and (viii) other changes in operating assets and liabilities of $27.4 million.

Investing Activities

Net cash used in investing activities of continuing operations in fiscal 2012 was $220.1 million, which included (i) $255.2 million related to capital expenditures primarily associated with improvements to our current generation solar cell manufacturing technology, leasehold improvements associated with our San Jose, California office, the build-out of our new solar panel assembly facility in Mexicali, Mexico, and costs associated with solar power systems leased and to be leased; (ii) a $13.8 million strategic equity investment in unconsolidated investees; and (iii) $1.4 million in purchases of marketable securities. This was partially offset by (i) $32.6 million of restricted cash released back to us due to expirations of fully cash-collateralized letter of credits under the September 2011 Letter of Credit Facility with Deutsche Bank Trust and transition of outstanding letter of credits into the August 2011 Deutsche Bank facility under which payment of obligations is guaranteed by Total S.A.; and (ii) $17.4 million in proceeds from the sale of our equity interest in our Woongjin Energy joint venture on the open market.

Net cash provided by investing activities of continuing operations in fiscal 2011 was $64.0 million, which included: (i) $176.7 million of restricted cash released back to us due to transition of outstanding letter of credits in the August 2011 Deutsche Bank facility under which payment of obligations is guaranteed by Total S.A. and the release of deposited funds under our reimbursement agreement with Barclays Capital Inc. upon conversion of the CEDA bonds to a fixed rate instrument; (ii) $75.3 million in proceeds from the sale of a portion of our equity interest in our Woongjin Energy joint venture on the open market; and (iii) $43.8 million in proceeds received related to the sale of debt securities. This was partially offset by: (i) $131.5 million related to capital expenditures primarily associated with improvements to our current generation solar cell manufacturing technology, leasehold improvements associated with new offices leased in San Jose, California, the build-out of new solar panel assembly facility in Mexicali, Mexico, and other projects; (ii) $80.0 million related to additional cash investments in our AUOSP joint venture; and (iii) $9.2 million in purchases of marketable securities.

Net cash used in investing activities of continuing operations in fiscal 2010 was $461.4 million, made up of: (i) $119.2 million for capital expenditures primarily associated with the continued construction of FAB3 in Malaysia prior to deconsolidation on July 5, 2010; (ii) $272.7 million in cash paid for a strategic acquisition completed in March 2010, net of cash acquired; (iii) $40.1 million for the purchase of debt securities; (iv) $5.6 million of increases in restricted cash and cash equivalents; (v) $17.8 million in cash paid for investments in AUOSP and non-public companies; and (vi) $12.9 million related to cash of AUOSP that was deconsolidated on July 5, 2010. This was partially offset by (i) $5.3 million in proceeds received from the sale of equipment to a third-party contract manufacturer; and (ii) $1.6 million on proceeds from sale or maturity of money market funds.

Financing Activities

Net cash used in financing activities of continuing operations in fiscal 2012 was $75.7 million, made up of: (i) $169.6 million of cash distributions in connection with the transfer of entities under common control; (ii) $198.6 million paid to fully repurchase the outstanding 1.25% convertible debentures; (iii) repayment of $154.1 million of our outstanding borrowings primarily under the Credit Agricole revolving credit facility; and (iv) $5.7 million in purchases of stock for tax withholding obligations on vested restricted stock. This was partially offset by (i) $163.6 million in proceeds from the sale of 18.6 million shares of our common stock to Total; (ii) drawdowns of $150.0 million under the Credit Agricole revolving credit facility; (iii) $50.6 million of proceeds from the recovery of a claim in connection with our former share lending arrangement with LBIE; (iv) $27.6 million from project loans; and (v) $60.4 million of financing proceeds associated with our residential lease program.

Net cash provided by financing activities of continuing operations in fiscal 2011 of $157.1 million reflects cash received of: (i) $489.2 million in cash proceeds from gross drawdowns under the Union Bank, Société Générale, and Credit Agricole revolving credit facilities, and our IFC mortgage loan agreement; (ii) $50.4 million in connection with the transfer of entities under common control; (iii) $4.1 million from stock option exercises; and (iv) $2.3 million in cash proceeds in conjunction with warrant holders' exercise of their rights to reduce warrant exercise prices (see Note 12 of Notes to Consolidated Financial Statements). This was partially offset by: (i) $377.1 million repayment on outstanding balances under the Union Bank and Société Générale revolving credit facilities; and (ii) $11.7 million in purchases of stock for tax withholding obligations on vested restricted stock.

Net cash provided by financing activities of continuing operations in fiscal 2010 of $244.0 million reflects cash received of: (i) $230.5 million in net proceeds from the issuance of $250.0 million in principal amount of our 4.50% debentures, after reflecting the payment of the net cost of the call spread overlay; (ii) $214.7 million and $318.6 million in net proceeds from various bank and project loans, respectively; (iii) $24.0 million received under the LBIE claim assignment agreement with Deutsche Bank; and (iv) $0.9 million from stock option exercises. This was partially offset by: (i) $333.5 million principal amount of project loans assumed by customers with the sale of 44 MW and 8 MW solar power plants in Montalto di Castro, Italy to a consortium of international investors; (ii) cash paid of $30.0 million to Union Bank to terminate our $30.0 million term loan; (iii) repayment of $33.6 million to Piraeus Bank to terminate our current account overdraft agreement in Greece; (iv) repurchase of $143.8 million in principal amount of our 0.75% debentures; and (v) $3.7 million for treasury stock purchases that were used to pay withholding taxes on vested restricted stock units.

Debt and Credit Sources

Convertible Debentures

As of both December 30, 2012 and January 1, 2012, an aggregate principal amount of $250.0 million of the 4.50% debentures remain issued and outstanding. Interest on the 4.50% debentures is payable on March 15 and September 15 of each year. The 4.50% debentures mature on March 15, 2015. The 4.50% debentures are convertible only into cash, and not into shares of our common stock (or any other securities). Prior to December 15, 2014, the 4.50% debentures are convertible only upon specified events and, thereafter, they will be convertible at any time, based on an initial conversion price of $22.53 per share of our common stock. The conversion price will be subject to adjustment in certain events, such as distributions of dividends or stock splits. Upon conversion, we will deliver an amount of cash calculated by reference to the price of our common stock over the applicable observation period. We may not redeem the 4.50% debentures prior to maturity. Holders may also require us to repurchase all or a portion of their 4.50% debentures upon a fundamental change, as defined in the debenture agreement, at a cash repurchase price equal to 100% of the principal amount plus accrued and unpaid interest. In the event of certain events of default, such as our failure to make certain payments or perform or observe certain obligations thereunder, Wells Fargo, the trustee, or holders of a specified amount of then-outstanding 4.50% debentures will have the right to declare all amounts then outstanding due and payable. Concurrent with the issuance of the 4.50% debentures, we entered into privately negotiated convertible debenture hedge transactions and warrant transactions which represent a call spread overlay with respect to the 4.50% debentures (the "CSO2015"), assuming full performance of the counterparties and 4.50% Warrants strike prices in excess of the conversion price of the 4.50% debentures. According to the counterparties to the warrants, the consummation of the Total tender offer triggered their rights to make a downward adjustment to the strike price of the warrants. In the third quarter of fiscal 2011, we and the counterparties to the 4.50% Warrants agreed to reduce the exercise price of the 4.50% Warrants from $27.03 to $24.00. Please see "Conversion of our outstanding 4.75% debentures, our warrants related to our outstanding 4.50% and 4.75% debentures, and future substantial issuances or dispositions of our common stock or other securities, could dilute ownership and earnings per share or cause the market price of our stock to decrease." in "Part I. Item 1A: Risk Factors".

As of both December 30, 2012 and January 1, 2012, an aggregate principal amount of $230.0 million of the 4.75% senior convertible debentures ("4.75% debentures") remain issued and outstanding. Interest on the 4.75% debentures is payable on April 15 and October 15 of each year. Holders of the 4.75% debentures are able to exercise their right to convert the debentures at any time into shares of our common stock at a conversion price equal to $26.40 per share. The applicable conversion rate may adjust in certain circumstances, including upon a fundamental change, as defined in the indenture governing the 4.75% debentures. If not earlier converted, the 4.75% debentures mature on April 15, 2014. Holders may also require us to repurchase all or a portion of their 4.75% debentures upon a fundamental change at a cash repurchase price equal to 100% of the principal amount plus accrued and unpaid interest. In the event of certain events of default, such as our failure to make certain payments or perform or observe certain obligations thereunder, Wells Fargo, the trustee, or holders of a specified amount of then-outstanding 4.75% debentures will have the right to declare all amounts then outstanding due and payable. Concurrent with the issuance of the 4.75% debentures, we entered into certain convertible debenture hedge transactions (the "4.75% Bond Hedge") and warrant transactions (the "4.75% Warrants") with affiliates of certain of the underwriters of the 4.75% debentures. According to the counterparties to the warrants, the consummation of the Total tender offer triggered their rights to make a downward adjustment to the strike price of the warrants. In the third quarter of fiscal 2011, we and the counterparties to the 4.75% Warrants agreed to reduce the exercise price of the 4.75% Warrants from $38.50 to $26.40, which is no longer above the conversion price of the 4.75% debentures. Please see "Conversion of our outstanding and 4.75% debentures, our warrants related to our outstanding 4.50% and 4.75% debentures, and future substantial issuances or dispositions of our common stock or other securities, could dilute ownership and earnings per share or cause the market price of our stock to decrease." in "Part I. Item 1A: Risk Factors".

As of January 1, 2012, an aggregate principal amount of $198.6 million of the 1.25% senior convertible debentures ("1.25% debentures") remained issued and outstanding. As of January 1, 2012, the 1.25% debentures were classified as short-term liabilities within "Convertible debt, current portion" in the Consolidated Balance Sheet as the holders may require us to repurchase all of their 1.25% debentures on February 15, 2012. On February 16, 2012, we repurchased $198.6 million in principal amount of the 1.25% debentures at a cash price of $199.8 million, representing 100% of the principal amount plus accrued and unpaid interest. None of the 1.25% debentures remained issued and outstanding after the repurchase.

Mortgage Loan Agreement with IFC

On May 6, 2010, we entered into a mortgage loan agreement with IFC. Under the loan agreement, we may borrow up to $75.0 million during the first two years, and are required to repay the amount borrowed, starting 2 years after the date of borrowing, in 10 equal semiannual installments over the following 5 years. On October 3, 2012, IFC granted a temporary waiver of a financial covenant for the fourth quarter of fiscal 2012 through the fourth quarter of fiscal 2013. Subsequent to the waiver, we are required to pay interest of LIBOR plus 3% per annum on outstanding borrowings through January 5, 2013; interest of LIBOR plus 4.25% per annum on outstanding borrowings from January 6, 2013 through September 30, 2013; interest of LIBOR plus 5% per annum on outstanding borrowings from October 1, 2013 through January 5, 2014; a front-end fee of 1% on the principal amount of borrowings at the time of borrowing; and a commitment fee of 0.5% per annum on funds available for borrowing and not borrowed. If we utilize the waiver for the fourth quarter of 2013, the 2013 rates would continue to apply in 2014. If we do not need to utilize the waiver, we are required to pay interest of LIBOR plus 3% per annum on outstanding borrowings; a front-end fee of 1% on the principal amount of borrowings at the time of borrowing; and a commitment fee of 0.5% per annum on funds available for borrowing and not borrowed. We may prepay all or a part of the outstanding principal, subject to a 1% prepayment premium. We have pledged certain assets as collateral supporting repayment obligations.

As of both December 30, 2012 and January 1, 2012, we had $75.0 million outstanding under the mortgage loan agreement. Additionally, in accordance with the terms of the mortgage loan agreement, we are required to establish a debt service reserve account which shall contain the amount, as determined by IFC, equal to the aggregate principal and interest due on the next succeeding interest payment date after such date.

As of December 30, 2012 and January 1, 2012, we had restricted cash and cash equivalents of $6.4 million and $1.3 million, respectively, related to the IFC debt service reserve.

Loan Agreement with California Enterprise Development Authority ("CEDA")

On December 29, 2010, we borrowed from CEDA the proceeds of the $30.0 million aggregate principal amount of CEDA's tax-exempt Recovery Zone Facility Revenue Bonds (SunPower Corporation - Headquarters Project) Series 2010 (the

"Bonds") maturing April 1, 2031 under a loan agreement with CEDA. Certain of our obligations under the loan agreement were contained in a promissory note dated December 29, 2010 issued by us to CEDA, which assigned the promissory note, along with all right, title and interest in the loan agreement, to Wells Fargo, as trustee, with respect to the Bonds for the benefit of the holders of the Bonds. The Bonds initially bore interest at a variable interest rate (determined weekly), but in June 2011, at our option were converted into fixed-rate bonds at 8.50% per annum (which include covenants of, and other restrictions on, us). Additionally, in accordance with the terms of the loan agreement, we are required to keep all loan proceeds on deposit with Wells Fargo, the trustee, until funds are withdrawn by us for use in relation to the design and leasehold improvements of our new corporate headquarters in San Jose, California. As of December 30, 2012 and January 1, 2012, we had restricted cash and cash equivalents of $3.0 million and $10.0 million, respectively, for design and leasehold improvements and debt service reserves under the CEDA loan agreement.

As of both December 30, 2012 and January 1, 2012, the $30.0 million aggregate principal amount of the Bonds was classified as "Long-term debt" in our Consolidated Balance Sheets.

September 2011 Revolving Credit Facility with Credit Agricole

On September 27, 2011, we entered into a revolving credit agreement with Credit Agricole, as administrative agent, and certain financial institutions, under which we may borrow up to $275.0 million until September 27, 2013. On December 24, 2012, we amended the facility to reflect Total S.A.'s guarantee of our obligations under the facility. The facility amendment extended the maturity date to January 31, 2014, reduced interest rates payable and removed certain financial and restrictive covenants. Subsequent to the amendment, we are required to pay interest on outstanding borrowings of (a) with respect to any LIBOR loan, 0.6% plus the LIBOR divided by a percentage equal to one minus the stated maximum rate of all reserves required to be maintained against "Eurocurrency liabilities" as specified in Regulation D; and (b) with respect to any alternative base loan, 0.25% plus the greater of (1) the prime rate, (2) the Federal Funds rate plus 0.5%, and (3) the one month LIBOR plus 1%, and a commitment fee equal to 0.06% per annum on funds available for borrowing and not borrowed.

As of December 30, 2012, we had $275.0 million outstanding under the revolving credit facility with Credit Agricole which was classified as "Long-term debt" on our Consolidated Balance Sheet.

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

As of December 30, 2012, letters of credit issued under the August 2011 letter of credit facility with Deutsche Bank totaled $725.3 million.

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

As of December 30, 2012 letters of credit issued under the Deutsche Bank Trust facility amounted to $17.5 million which were fully collateralized with restricted cash on the Consolidated Balance Sheets.

Liquidity

As of December 30, 2012, we had unrestricted cash and cash equivalents of $457.5 million as compared to $725.6 million as of January 1, 2012. Our cash balances are held in numerous locations throughout the world and as of December 30, 2012, we had approximately $124.3 million held outside of the United States. This offshore cash is used to fund operations of our EMEA and APAC business units as well as non-U.S. manufacturing operations, which requires local payment for product materials and other expenses.  The amounts held outside of the United States represents the earnings of our foreign subsidiaries which, if repatriated to the United States under current law, would be subject to United States federal and state tax less applicable foreign tax credits. Repatriation of earnings that have not been subjected to U.S. tax and which have been indefinitely reinvested outside the U.S. could result in additional United States federal income tax payments in future years.

On July 5, 2010, we formed our AUOSP joint venture. Under the terms of the joint venture agreement, our subsidiary SunPower Technology, Ltd. ("SPTL") and AU Optronics Singapore Pte. Ltd. ("AUO") each own 50% of AUOSP. Both SPTL and AUO are obligated to provide additional funding to AUOSP in the future. Under the joint venture agreement, each shareholder agreed to contribute additional amounts to the joint venture through 2014 amounting to $241.0 million, or such lesser amount as the parties may mutually agree (see the Contractual Obligations table below). In addition, if AUOSP, SPTL, or AUO requests additional equity financing to AUOSP, then SPTL and AUO will each be required to make additional cash contributions of up to $50.0 million in the aggregate. Further, we could in the future guarantee certain financial obligations of AUOSP.

On January 31, 2012, we completed our acquisition from Total of 100% of the equity of Tenesol, a global solar provider headquartered in La Tour de Salvagny, France, and a wholly-owned subsidiary of Total, for $165.4 million in cash pursuant to a stock purchase agreement entered into on December 23, 2011.  Concurrently with the closing of the acquisition, Total purchased $18.6 million shares of our common stock in a private placement at $8.80 per share for total proceeds of $163.7 million. Tenesol has module manufacturing operations in Toulouse, France and Capetown, South Africa and is in the process of developing a third site near Carling, France. Our manufacturing and assembly activities have required and will continue to require significant investment of capital and substantial engineering expenditures.

Our 4.50% debentures are convertible into cash. Under the terms of the 4.50% Warrants, we sold to affiliates of certain of the initial purchasers of the 4.50% cash convertible debentures warrants to acquire, subject to anti-dilution adjustments, up to 11.1 million shares of our common stock. The bond hedge and warrants described in Note 12 of Notes to the Consolidated Financial Statements represent a call spread overlay with respect to the 4.50% debentures. Assuming full performance by the counterparties (and 4.50% Warrants strike prices in excess of the conversion price of the 4.50% debentures), the transactions effectively reduce our potential payout over the principal amount on the 4.50% debentures upon conversion of the 4.50% debentures. In the third quarter of fiscal 2011, we and the counterparties to the 4.50% Warrants agreed to reduce the exercise price of the 4.50% Warrants from $27.03 to $24.00.

We expect total capital expenditures related to purchases of property, plant and equipment in the range of $70 million to $90 million in fiscal 2013 in order to improve our current and next generation solar cell manufacturing technology and other projects. In addition, we expect to invest a significant amount of capital to develop solar power systems and plants for sale to customers. The development of solar power plants can require long periods of time and substantial initial investments. Our efforts in this area may consist of all stages of development, including land acquisition, permitting, financing, construction, operation and the eventual sale of the projects. We often choose to bear the costs of such efforts prior to the final sale to a customer, which involves significant upfront investments of resources (including, for example, large transmission deposits or other payments, which may be non-refundable), land acquisition, permitting, legal and other costs, and in some cases the actual costs of constructing a project, in advance of the signing of PPAs and EPC contracts and the receipt of any revenue, much of which is not recognized for several additional months or years following contract signing. Any delays in disposition of one or more projects could have a negative impact on our liquidity.

Certain of our customers also require performance bonds issued by a bonding agency or letters of credit issued by financial institutions, which are returned to us upon satisfaction of contractual requirements. If there is a contractual dispute with the customer, the customer may withhold the security or make a draw under such security, which could have an adverse impact on our liquidity position. Obtaining letters of credit may require adequate collateral. All letters of credit issued under our August 2011 Deutsche Bank facility are guaranteed by Total S.A. pursuant to the Credit Support Agreement. Our letter of credit facility with Deutsche Bank Trust is fully collateralized by restricted cash, which reduces the amount of cash available for operations. As of December 30, 2012 letters of credit issued under the Deutsche Bank Trust facility amounted to $17.5 million which were fully collateralized with restricted cash on the Consolidated Balance Sheets.

In fiscal 2011, we launched our residential lease program with dealers in the United States, in partnership with a third-party financial institution, which allows customers to obtain SunPower systems under lease agreements up to 20 years, subject to financing availability. In fiscal 2012, we entered into arrangements with two financial institutions that will provide financing to support additional residential solar lease projects. In the first quarter of fiscal 2013, we entered into an arrangement with an additional financial institution. We receive upfront payments for periods under which the third-party financial institution has agreed to assume collection risk for certain residential leases. Changes in the amount or timing of upfront payments received from the financial institution may have an impact on our cash position within the next twelve months. The normal collection of monthly rent payments for leases placed in service is not expected to have a material impact on our cash position within the next twelve months. We are actively arranging additional third-party financing for our residential lease program; however, due to the general challenging credit markets worldwide, we may be unable to arrange additional financing partners for our residential lease program in future periods, which could have a negative impact on our sales. In the unlikely event that we have entered into a material number of additional leases without promptly obtaining corresponding third-party financing, our cash and working capital could be negatively impacted.

We believe that our current cash, cash equivalents and cash expected to be generated from operations will be sufficient to meet our working capital and fund our committed capital expenditures over the next 12 months, including the development and construction of solar power systems and plants over the next 12 months. In addition, we have the Liquidity Support Facility (described below) with up to $325 million available from Total S.A. to us under certain specified circumstances. However, there can be no assurance that our liquidity will be adequate over time. A significant portion of our revenue is generated from a limited number of customers and large projects and our inability to execute these projects, or to collect from these customers or for these projects, would have a significant negative impact on our business. Our capital expenditures and use of working capital may be greater than we expect if we decide to make additional investments in the development and construction of solar power plants and sales of power plants and associated cash proceeds are delayed, or if we decide to accelerate increases in our manufacturing capacity internally or through capital contributions to joint ventures. We require project financing in connection with the construction of solar power plants, which financing may not be available on terms acceptable to us. In addition, we could in the future make additional investments in our joint ventures or guarantee certain financial obligations of our joint ventures, which could reduce our cash flows, increase our indebtedness and expose us to the credit risk of our joint ventures. See also "A limited number of customers and large projects are expected to continue to comprise a significant portion of our revenues and any decrease in revenue from these customers or projects, payments of liquidated damages, or an increase in related expenses, could have a significant adverse effect on us," and "Due to the general economic environment, the continued market pressure driving down the average selling prices of our solar power products and other factors, we may be unable to generate sufficient cash flows or obtain access to external financing necessary to fund our operations and make adequate capital investments as planned" in Part I, Item 1A "Risk Factors".

We are party to an agreement with a customer to construct the California Valley Solar Ranch, a solar park. Part of the debt financing necessary for the customer to pay for the construction of this solar park is being provided by the Federal Financing Bank in reliance on a guarantee of repayment provided by the Department of Energy (the "DOE") under a loan guarantee program. On February 28, 2012, we entered into a Liquidity Support Agreement with Total S.A. and the DOE, and a series of related agreements with Total S.A. and Total, under which Total S.A. has agreed to provide us, or cause to be provided, additional liquidity under certain circumstances to a maximum amount of $600 million (the "Liquidity Support Facility"). Total S.A. is required to provide liquidity support to us under the facility, and we are required to accept such liquidity support from Total S.A., if either our actual or projected unrestricted cash, cash equivalents, and unused borrowing capacity are reduced below $100 million, or we fail to satisfy any financial covenant under our indebtedness. In either such event, subject to a $600 million aggregate limit, Total S.A. is required to provide us with sufficient liquidity support to increase the amount of our unrestricted cash, cash equivalents and unused borrowing capacity to above $100 million, and to restore compliance with our financial covenants. On December 24, 2012, Total S.A. agreed to guarantee our revolving credit facility with Credit Agricole, which reduced the capacity available under the Liquidity Support Facility by $275 million. The Liquidity Support Facility is available until the completion of the solar park, expected to be completed before the end of 2013, and, under certain conditions, up to December 31, 2016, at which time all outstanding guarantees will expire and all outstanding debt under the facility will become due (except for the Total S.A. guarantee of our Credit Agricole facility).  In return for Total S.A.'s agreement to provide the Liquidity Support Facility, on February 28, 2012, we issued to Total a seven-year warrant to purchase 9,531,677 shares of our common stock at an exercise price of $7.8685 per share. During the term of the facility, we must pay Total S.A. a quarterly fee equal to 0.25% of the unused portion of the facility. Liquidity support may be provided by Total S.A. or through its affiliates in the form of revolving non-convertible debt, convertible debt, equity, guarantees of our indebtedness or other forms of liquidity support agreed to by us, depending on the amount outstanding under the facility immediately prior to provision of the applicable support among other factors.  We are required to compensate Total S.A. for any liquidity support actually provided, and the form and amount of such compensation depends on the form and amount of support provided, with the amount of compensation generally increasing with the amount of support provided over time. Such compensation is to be provided in a variety of forms including guarantee fees, warrants to purchase common stock, interest on amounts borrowed, and discounts on equity issued. The use of the Liquidity Support Facility is not limited to direct obligations related to the solar park, and is available for general corporate purposes, but we have agreed to conduct our operations, and use any proceeds from such facility in ways that minimize the likelihood of Total S.A. being required to provide further support.

In the first half of 2013, $275 million of Credit Agricole revolver and $230 million of 4.75% debentures will have a maturity of less than 12 months and become reclassified to short term debt on our consolidated balance sheet. We are evaluating options to repay or refinance such indebtedness during 2013 or 2014, but there are no assurances that we will have sufficient available cash to repay such indebtedness or we will be able to refinance such indebtedness on similar terms to the expiring indebtedness. If our capital resources are insufficient to satisfy our liquidity requirements, we may seek to sell additional equity securities or debt securities or obtain other debt financing, including under the Liquidity Support Facility. The current economic environment, however, could limit our ability to raise capital by issuing new equity or debt securities on acceptable terms, and lenders may be unwilling to lend funds on acceptable terms that would be required to supplement cash flows to support operations. The sale of additional equity securities or convertible debt securities, including under the Liquidity Support Agreement, would result in additional dilution to our stockholders (and potential for further dilution upon the exercise of warrants or the conversion of convertible debt issued under the Liquidity Support Facility) and may not be available on favorable terms or at all, particularly in light of the current conditions in the financial and credit markets. Additional debt would result in increased expenses and would likely impose new restrictive covenants which may be similar or different than those restrictions contained in the covenants under our current loan agreements and debentures. In addition, financing arrangements, including project financing for our solar power plants and letters of credit facilities, may not be available to us, or may not be available in amounts or on terms acceptable to us.

Contractual Obligations

The following summarizes our contractual obligations as of December 30, 2012:

		Payments Due by Period
(In thousands)	Total	2013	2014-2015	2016-2017	Beyond 2017
Convertible debt, including interest (1)	$518,943	$22,176	$496,767	$—	$—
IFC mortgage loan, including interest (2)	82,718	15,866	33,284	31,064	2,504
CEDA loan, including interest (3)	76,538	2,550	5,100	5,100	63,788
Credit Agricole revolving credit facility, including interest (4)	277,515	2,324	275,191	—	—
Future financing commitments (5)	246,978	150,208	96,770	—	—
Operating lease commitments (6)	177,099	24,737	35,032	29,769	87,561
Capital lease commitments (7)	8,993	2,064	2,642	1,896	2,391
Non-cancellable purchase orders (8)	214,194	214,194	—	—	—
Purchase commitments under agreements (9)	2,181,970	407,110	731,342	526,423	517,095
Total	$3,784,948	$841,229	$1,676,128	$594,252	$673,339

(1)
Convertible debt, including interest, relates to the aggregate of $480.1 million in outstanding principal amount of our senior convertible debentures on December 30, 2012. For the purpose of the table above, we assume that all holders of the 4.50% debentures and 4.75% debentures will hold the debentures through the date of maturity in fiscal 2015 and 2014, respectively, and all holders of the 0.75% debentures will require us to repurchase the debentures on August 1, 2015, and upon conversion, the values of the senior convertible debentures will be equal to the aggregate principal amount with no premiums.

(2)
IFC mortgage loan, including interest, relates to the $75.0 million borrowed as of December 30, 2012. Under the loan agreement, we are required to repay the amount borrowed, starting 2 years after the date of borrowing, in 10 equal semiannual installments over the following 5 years. If we utilize a waiver signed with IFC, we are required to pay interest of LIBOR plus 3% per annum on outstanding borrowings through January 5, 2013, LIBOR plus 4.25% per annum on outstanding borrowings from January 6, 2013 through September 30, 2013, LIBOR plus 5% per annum on outstanding borrowings from October 1, 2013 through January 5, 2014, and LIBOR plus 3% per annum on outstanding borrowings from January 6, 2014 through maturity. If we do not need to utilize the waiver, we are required to pay interest of LIBOR plus 3% per annum on outstanding borrowings; a front-end fee of 1% on the principal amount of borrowings at the time of borrowing; and a commitment fee of 0.5% per annum on funds available for borrowing and not borrowed.

(3)
CEDA loan, including interest, relates to the proceeds of the $30.0 million aggregate principal amount of the Bonds. The Bonds mature on April 1, 2031. On June 1, 2011 the Bonds were converted to bear interest at a fixed rate of 8.50% through maturity.

(4)
Credit Agricole revolving credit facility, with interest, relates to the $275.0 million borrowed as of December 30, 2012 and maturing on January 31, 2014. We are required to pay interest on outstanding borrowings of (a) with respect to any LIBOR loan, 0.6% plus the LIBOR divided by a percentage equal to one minus the stated maximum rate of all reserves required to be maintained against "Eurocurrency liabilities" as specified in Regulation D; (b) with respect to any alternative base loan, 0.25% plus the greater of (1) the prime rate, (2) the Federal Funds rate plus 0.5%, and (3) the one month LIBOR plus 1%.

(5)
We and AUO agreed in the joint venture agreement to contribute additional amounts to AUOSP in fiscal 2012 through 2014 amounting to $241.0 million by each shareholder, or such lesser amount as the parties may mutually agree. Further, in connection with a purchase agreement with a non-public company we will be required to provide additional financing to such party of up to $4.9 million, subject to certain conditions. Under our long-term convertible note agreement with Diamond Energy Pty. Ltd., we are additionally required to provide additional funds amounting to AUD 1.0 million during fiscal 2013.

(6)
Operating lease commitments primarily relate to certain solar power systems leased from unaffiliated third parties over minimum lease terms of up to 20 years and various lease agreements for our headquarters in San Jose, California, sales and support offices throughout the United States and Europe and a solar module facility in Mexicali, Mexico.

(7)	Capital lease commitments primarily relate to certain buildings, manufacturing and equipment under capital leases in Europe for terms of up to 12 years.

(8)	Non-cancellable purchase orders relate to purchases of raw materials for inventory and manufacturing equipment from a variety of vendors.

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

Liabilities Associated with Uncertain Tax Positions

Due to the complexity and uncertainty associated with our tax positions, we cannot make a reasonably reliable estimate of the period in which cash settlement will be made for our liabilities associated with uncertain tax positions in other long-term liabilities. Therefore, they have been excluded from the table above. As of December 30, 2012, total liabilities associated with uncertain tax positions were $35.0 million and are included in "Other long-term liabilities" in our Consolidated Balance Sheets as they are not expected to be paid within the next twelve months.

Off-Balance-Sheet Arrangements

As of December 30, 2012, we did not have any significant off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Recent Accounting Pronouncements

See Note 1 "Recent Accounting Pronouncements," to our consolidated financial statements included in this Annual Report on Form 10-K for a summary of recent accounting pronouncements.

ITEM 7A: QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Foreign Currency Exchange Risk

Our exposure to movements in foreign currency exchange rates is primarily related to sales to European customers that are denominated in Euros. Revenue generated from European customers represented 20%, 39% and 69% of our total revenue in fiscal 2012, 2011, and 2010, respectively. A 10% change in the Euro exchange rate would have impacted our revenue by approximately $48.9 million, $92.4 million and $152.6 million in fiscal 2012, 2011, and 2010, respectively.

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

We currently conduct hedging activities which involve the use of option and forward currency contracts to address our exposure to changes in the foreign exchange rate between the U.S. dollar and other currencies. As of December 30, 2012, we had outstanding hedge option currency contracts and forward currency contracts with aggregate notional values of $71.0 million and $148.2 million, respectively. As of January 1, 2012, we held option and forward contracts totaling $130.4 million and $200.8 million, respectively, in notional value. Because we hedge some of our expected future foreign exchange exposure, if associated revenues do not materialize we could experience a reclassification of ineffective gains or losses into earnings. During fiscal 2011, in connection with the decline in forecasted revenue surrounding the overall change in the solar sector, we concluded that certain previously anticipated transactions were probable not to occur and thus we reclassified the amount held in "Accumulated other comprehensive income (loss)" in our Consolidated Balance Sheets for these transactions, which totaled a loss of $1.6 million, to "Other, net" in our Consolidated Statement of Operations. If we conclude that we have a pattern of determining that hedged forecasted transactions probably will not occur, we may no longer be able to continue to use hedge accounting in the future to reduce our exposure to movements in foreign exchange rates. Such a conclusion and change in our foreign currency hedge program could adversely impact our revenue, margins and results of operations. We cannot predict the impact of future exchange rate fluctuations on our business and operating results.

Credit Risk

We have certain financial and derivative instruments that subject us to credit risk. These consist primarily of cash and cash equivalents, restricted cash and cash equivalents, investments, accounts receivable, note receivable, advances to suppliers, foreign currency option contracts, foreign currency forward contracts, bond hedge and warrant transactions and a share lending arrangement for our common stock. We are exposed to credit losses in the event of nonperformance by the counterparties to our financial and derivative instruments. Our investment policy requires cash and cash equivalents, restricted cash and cash equivalents, and investments to be placed with high-quality financial institutions and limits the amount of credit risk from any one issuer. We additionally perform ongoing credit evaluations of our customers’ financial condition whenever deemed necessary and generally do not require collateral.

We enter into agreements with vendors that specify future quantities and pricing of polysilicon to be supplied for periods up to 10 years. Under certain agreements, we are required to make prepayments to the vendors over the terms of the arrangements. As of December 30, 2012 and January 1, 2012, advances to suppliers totaled $351.4 million and $327.5 million, respectively. Two suppliers accounted for 76% and 23% of total advances to suppliers as of December 30, 2012, and 74% and 20% of total advances to suppliers as of January 1, 2012. We may be unable to recover such prepayments if the credit conditions of these suppliers materially deteriorate.

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

Our interest expense would increase to the extent interest rates rise in connection with our variable interest rate borrowings. As of December 30, 2012, the outstanding principal balance of our variable interest borrowings was $350.0 million. We do not believe that an immediate 10% increase in interest rates would have a material effect on our financial statements. In addition, lower interest rates have an adverse impact on our interest income. Our investment portfolio primarily consists of $117.3 million in money market funds as of December 30, 2012, and exposes us to interest rate risk. Due to the relatively short-term nature of our investment portfolio, we do not believe that an immediate 10% increase in interest rates would have a material effect on the fair market value of our money market funds. Since we believe we have the ability to liquidate substantially all of this portfolio, we do not expect our operating results or cash flows to be materially affected to any significant degree by a sudden change in market interest rates on our investment portfolio.

Equity Price Risk involving Minority Investments in Joint Ventures and Other Non-Public Companies

Our investments held in joint ventures and other non-public companies expose us to equity price risk. As of December 30, 2012 and January 1, 2012, investments of $111.5 million and $129.9 million, respectively, are accounted for using the equity method, and $14.9 million and $4.9 million, respectively, are accounted for using the cost method. These strategic investments in third parties are subject to risk of changes in market value, which if determined to be other-than-temporary, could result in realized impairment losses. We generally do not attempt to reduce or eliminate our market exposure in equity and cost method investments. We monitor these investments for impairment and record reductions in the carrying values when necessary. Circumstances that indicate an other-than-temporary decline include the valuation ascribed to the issuing company in subsequent financing rounds, decreases in quoted market prices and declines in operations of the issuer. There can be no assurance that our equity and cost method investments will not face risks of loss in the future.

Interest Rate Risk and Market Price Risk Involving Convertible Debt

The fair market value of our 4.75%, 4.50%, and 0.75% convertible debentures is subject to interest rate risk, market price risk and other factors due to the convertible feature of the debentures. The fair market value of the debentures will generally increase as interest rates fall and decrease as interest rates rise. In addition, the fair market value of the debentures will generally increase as the market price of our common stock increases and decrease as the market price of our common stock falls. The interest and market value changes affect the fair market value of the debentures, but do not impact our financial position, cash flows or results of operations due to the fixed nature of the debt obligations, except to the extent increases in the value of our common stock may provide the holders of our 4.50% debentures, and/or 0.75% debentures the right to convert such debentures into cash in certain instances. The aggregate estimated fair value of the 4.75% debentures, 4.50% debentures, and 0.75% debentures was $447.8 million as of December 30, 2012. The aggregate estimated fair value of the 4.75% debentures, 4.50% debentures, 1.25% debentures and 0.75% debentures was $604.6 million as of January 1, 2012. Estimated fair values are based on quoted market prices as reported by an independent pricing source. A 10% increase in quoted market prices would increase the estimated fair value of our then-outstanding debentures to $492.6 million and $665.0 million as of December 30, 2012 and January 1, 2012, respectively, and a 10% decrease in the quoted market prices would decrease the estimated fair value of our then-outstanding debentures to $403.0 million and $544.1 million as of December 30, 2012 and January 1, 2012, respectively.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

SUNPOWER CORPORATION

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of SunPower Corporation

We have audited the accompanying consolidated balance sheet of SunPower Corporation as of December 30, 2012, and the related consolidated statements of operations, comprehensive income, stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of SunPower Corporation at December 30, 2012, and the consolidated results of its operations and its cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), SunPower Corporation's internal control over financial reporting as of December 30, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 22, 2013 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

San Jose, California
February 22, 2013

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of SunPower Corporation

We have audited SunPower Corporation's internal control over financial reporting as of December 30, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). SunPower Corporation's management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, SunPower Corporation maintained, in all material respects, effective internal control over financial reporting as of December 30, 2012, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the 2012 consolidated financial statements of SunPower Corporation and our report dated February 22, 2013 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

San Jose, California
February 22, 2013

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of SunPower Corporation

In our opinion, the accompanying consolidated balance sheet as of January 1, 2012 and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity and cash flows for each of two years in the period ended January 1, 2012 present fairly, in all material respects, the financial position of SunPower Corporation and its subsidiaries at January 1, 2012, and the results of their operations and their cash flows for each of the two years in the period ended January 1, 2012, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

San Jose, California
February 29, 2012, except for the effects of the change in reporting entity due to the transfer of an entity under common control discussed in Note 3 and the change in composition of reportable segments discussed in Note 18 to the consolidated financial statements, as to which the date is February 22, 2013

SunPower Corporation
Consolidated Balance Sheets
(In thousands, except share data)

	December 30, 2012	January 1, 2012 (1) (2)
Assets
Current assets:
Cash and cash equivalents	$457,487	$725,618
Restricted cash and cash equivalents, current portion	15,568	52,279
Accounts receivable, net	398,150	438,633
Costs and estimated earnings in excess of billings	36,395	54,854
Inventories	291,386	445,501
Advances to suppliers, current portion	50,282	43,143
Project assets - plants and land, current portion	75,911	24,243
Prepaid expenses and other current assets (3)	613,053	487,766
Total current assets	1,938,232	2,272,037

Restricted cash and cash equivalents, net of current portion	31,396	27,276
Restricted long-term marketable securities	10,885	9,145
Property, plant and equipment, net	774,909	643,882
Project assets - plants and land, net of current portion	7,596	34,614
Goodwill	—	47,077
Other intangible assets, net	744	23,900
Advances to suppliers, net of current portion	301,123	284,378
Other long-term assets (3)	276,063	176,821
Total assets	$3,340,948	$3,519,130

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable (3)	$414,335	$441,655
Accrued liabilities	247,372	249,404
Billings in excess of costs and estimated earnings	225,550	170,828
Short-term debt	14,700	2,122
Convertible debt, current portion	—	196,710
Customer advances, current portion (3)	59,648	48,073
Total current liabilities	961,605	1,108,792

Long-term debt	375,661	364,273
Convertible debt, net of current portion	438,629	423,268
Customer advances, net of current portion (3)	236,082	181,946
Other long-term liabilities	335,619	166,126
Total liabilities	2,347,596	2,244,405
Commitments and contingencies (Note 10)
Stockholders' equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; none issued and outstanding as of both December 30, 2012 and January 1, 2012	—	—
Common stock, $0.001 par value, 367,500,000 shares authorized; 123,315,990 shares issued, and 119,234,280 outstanding as of December 30, 2012; 101,851,290 shares issued, and 100,475,533 shares outstanding as of January 1, 2012	119	100
Additional paid-in capital	1,931,947	1,845,965
Accumulated deficit	(902,085)	(550,065)
Accumulated other comprehensive income (loss)	(2,521)	7,142
Treasury stock, at cost; 4,081,710 shares of common stock as of December 30, 2012; 1,375,757 shares of common stock as of January 1, 2012	(34,108)	(28,417)
Total stockholders' equity	993,352	1,274,725
Total liabilities and stockholders' equity	$3,340,948	$3,519,130

(1)	As adjusted to reflect the balances of Tenesol S.A. ("Tenesol") beginning October 10, 2011, as required under the accounting guidelines for a transfer of an entity under common control (see Note 3).

(2)	As adjusted to conform to the current period presentation for solar power systems leased and to be leased (see Note 1).

(3)
The Company has related party balances in connection with transactions made with unconsolidated entities in which the Company has a direct equity investment. These related party balances are recorded within the "Prepaid expenses and other current assets," "Other long-term assets," "Accounts payable," "Customer advances, current portion," and "Customer advances, net of current portion" financial statement line items in the Consolidated Balance Sheets (see Note 7, Note 10, and Note 11).

The accompanying notes are an integral part of these consolidated financial statements.

SunPower Corporation
Consolidated Statements of Operations
(In thousands, except per share data)

	Year ended
	December 30, 2012	January 1, 2012 (1)	January 2, 2011

Revenue	$2,417,501	$2,374,376	$2,219,230
Cost of revenue	2,171,103	2,148,158	1,709,337
Gross margin	246,398	226,218	509,893
Operating expenses:
Research and development	63,456	57,775	49,090
Sales, general and administrative	310,246	331,380	321,936
Goodwill impairment	46,734	309,457	—
Other intangible asset impairment	12,847	40,301	—
Restructuring charges	100,823	21,403	—
Total operating expenses	534,106	760,316	371,026
Operating income (loss)	(287,708)	(534,098)	138,867
Other income (expense), net:
Interest income	1,091	2,337	1,541
Interest expense	(84,120)	(67,253)	(55,276)
Gain on sale of equity interest in unconsolidated investee	—	5,937	—
Gain on change in equity interest in unconsolidated investee	—	322	28,078
Gain on deconsolidation of consolidated subsidiary	—	—	36,849
Gain on share lending arrangement	50,645	—	24,000
Gain on mark-to-market derivatives	4	343	35,764
Other, net	(9,575)	(10,120)	(26,410)
Other income (expense), net	(41,955)	(68,434)	44,546
Income (loss) before income taxes and equity in earnings (loss) of unconsolidated investees	(329,663)	(602,532)	183,413
Provision for income taxes	(21,842)	(17,208)	(23,375)
Equity in earnings (loss) of unconsolidated investees	(515)	6,003	6,845
Income (loss) from continuing operations	(352,020)	(613,737)	166,883
Income from discontinued operations, net of taxes	—	—	11,841
Net income (loss)	$(352,020)	$(613,737)	$178,724

Net income (loss) per share of common stock:
Net income (loss) per share - basic
Continuing operations	$(3.01)	$(6.28)	$1.74
Discontinued operations	—	—	0.13
Net income (loss) per share - basic	$(3.01)	$(6.28)	$1.87
Net income (loss) per share - diluted
Continuing operations	$(3.01)	$(6.28)	$1.64
Discontinued operations	—	—	0.11
Net income (loss) per share - diluted	$(3.01)	$(6.28)	$1.75
Weighted-average shares:
Basic	117,093	97,724	95,660
Diluted	117,093	97,724	105,698

(1)	As adjusted to reflect the balances of Tenesol S.A. ("Tenesol") beginning October 10, 2011, as required under the accounting guidelines for a transfer of an entity under common control (see Note 3).

The accompanying notes are an integral part of these consolidated financial statements.

SunPower Corporation
Consolidated Statements of Comprehensive Income (Loss)
(In thousands)

	Year ended
(In thousands)	December 30, 2012	January 1, 2012 (1)	January 2, 2011
Net income (loss)	$(352,020)	$(613,737)	$178,724
Components of comprehensive income (loss):
Translation adjustment	(959)	1,401	1,103
Net unrealized gain (loss) on derivatives (Note 13)	(10,716)	(175)	23,124
Income taxes	2,012	2,276	(3,230)
Net change in accumulated other comprehensive income (loss)	(9,663)	3,502	20,997
Total comprehensive income (loss)	$(361,683)	$(610,235)	$199,721

(1)	As adjusted to reflect the balances of Tenesol S.A. ("Tenesol") beginning October 10, 2011, as required under the accounting guidelines for a transfer of an entity under common control (see Note 3).

The accompanying notes are an integral part of these consolidated financial statements.

SunPower Corporation
Consolidated Statements of Stockholders’ Equity
(In thousands)

	Common Stock
	Shares	Value	Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Total Stockholders’ Equity
Balances at January 3, 2010	97,072	$97	$1,520,933	$(12,984)	$(17,357)	$(114,309)	$1,376,380
Net income	—	—	—	—	—	178,724	178,724
Other comprehensive income	—	—	—	—	20,997	—	20,997
Issuance of common stock upon exercise of options	303	—	867	—	—	—	867
Issuance of restricted stock to employees, net of cancellations	967	1	—	—	—	—	1
Fair value of warrant transactions	—	—	30,218	—	—	—	30,218
Excess tax benefits from stock-based award activity	—	—	237	—	—	—	237
Stock-based compensation expense	—	—	54,442	—	—	—	54,442
Distribution to Cypress under tax sharing agreement	—	—	—	—	—	(743)	(743)
Purchases of treasury stock	(236)	—	—	(3,689)	—	—	(3,689)
Balances at January 2, 2011	98,106	98	1,606,697	(16,673)	3,640	63,672	1,657,434
Net loss	—	—	—	—	—	(613,737)	(613,737)
Other comprehensive income	—	—	—	—	3,502	—	3,502
Issuance of common stock upon exercise of options	993	1	4,051	—	—	—	4,052
Issuance of restricted stock to employees, net of cancellations	2,161	2	—	—	—	—	2
Proceeds from warrant transactions	—	—	2,261	—	—	—	2,261
Excess tax benefits from stock-based award activity	—	—	(2,415)	—	—	—	(2,415)
Stock-based compensation expense	—	—	46,880	—	—	—	46,880
Purchases of treasury stock	(784)	(1)	—	(11,744)	—	—	(11,745)
Transfer of entity under common control (Note 3)	—	—	188,491	—	—	—	188,491
Balances at January 1, 2012 (1)	100,476	100	1,845,965	(28,417)	7,142	(550,065)	1,274,725
Net loss	—	—	—	—	—	(352,020)	(352,020)
Other comprehensive loss	—	—	—	—	(9,663)	—	(9,663)
Issuance of common stock upon exercise of options	20	—	52	—	—	—	52
Issuance of restricted stock to employees, net of cancellations	2,844	2	(2)	—	—	—	—
Private offering of common stock, net of issuance costs (Note 2)	18,600	19	163,596	—	—	—	163,615
Cash distributions to Parent in connection with the transfer of entities under common control (Note 3)	—	—	(169,637)	—	—	—	(169,637)
Fair value of warrant issued	—	—	50,327	—	—	—	50,327
Returned shares from share lending agreement (Note 12)	(1,800)	(2)	—	2	—	—	—
Stock-based compensation expense	—	—	41,646	—	—	—	41,646
Purchases of treasury stock	(906)	—	—	(5,693)	—	—	(5,693)
Balances at December 30, 2012	119,234	$119	$1,931,947	$(34,108)	$(2,521)	$(902,085)	$993,352

(1)	As adjusted to reflect the balances of Tenesol S.A. ("Tenesol") beginning October 10, 2011, as required under the accounting guidelines for a transfer of an entity under common control (see Note 3).

The accompanying notes are an integral part of these consolidated financial statements.

SunPower Corporation
Consolidated Statements of Cash Flows
(In thousands)

	Year ended
	December 30, 2012	January 1, 2012 (1) (2)	January 2, 2011
Cash flows from operating activities:
Net income (loss)	$(352,020)	$(613,737)	$178,724
Less: Income from discontinued operations, net of taxes	—	—	11,841
Income (loss) from continuing operations, net of taxes	(352,020)	(613,737)	166,883
Adjustments to reconcile net income (loss) from continuing operations to net cash provided by (used in) operating activities:
Stock-based compensation	42,439	46,736	54,372
Depreciation	108,656	107,100	102,192
Loss on retirement of property, plant and equipment	77,807	—	—
Amortization of other intangible assets	9,114	23,372	38,477
Goodwill impairment	46,734	309,457	—
Other intangible asset impairment	12,847	40,301	—
Loss (gain) on sale of investments	—	191	(770)
Gain on mark-to-market derivatives	(4)	(343)	(35,764)
Non-cash interest expense	38,177	28,627	30,616
Amortization of debt issuance costs	3,845	5,126	18,426
Amortization of promissory notes	—	3,486	11,054
Gain on change in equity interest in unconsolidated investee	—	(322)	(28,078)
Gain on sale of equity interest in unconsolidated investee	—	(5,937)	—
Equity in (earnings) loss of unconsolidated investees	515	(6,003)	(6,845)
Third-party inventories write-down	8,869	23,651	—
Gain on deconsolidation of consolidated subsidiary	—	—	(36,849)
Project assets write-down related to change in European government incentives	—	16,053	—
Gain on share lending arrangement	(50,645)	—	(24,000)
Deferred income taxes and other tax liabilities	(4,332)	(14,385)	15,889
Changes in operating assets and liabilities, net of effect of acquisition:
Accounts receivable	11,522	23,383	(132,184)
Costs and estimated earnings in excess of billings	18,458	41,165	(63,444)
Inventories	28,324	(81,994)	(114,534)
Project assets	(23,397)	(34,113)	(10,687)
Prepaid expenses and other assets	(136,121)	(182,687)	(2,519)
Advances to suppliers	(23,883)	(40,492)	(96,060)
Accounts payable and other accrued liabilities	91,564	46,256	157,993
Billings in excess of costs and estimated earnings	54,723	121,488	33,591
Customer advances	65,711	49,317	90,643
Net cash provided by (used in) operating activities of continuing operations	28,903	(94,304)	168,402
Net cash used in operating activities of discontinued operations	—	—	(1,593)
Net cash provided by (used in) operating activities	28,903	(94,304)	166,809
Cash flows from investing activities:
Decrease (increase) in restricted cash and cash equivalents	32,591	176,744	(5,555)
Purchase of property, plant and equipment	(104,786)	(131,512)	(119,152)
Cash paid for solar power systems, leased and to be leased	(150,446)	(11,631)	—
Proceeds from sale of equipment to third-party	424	514	5,284
Purchase of marketable securities	(1,436)	(9,180)	(40,132)
Proceeds from sales or maturities of available-for-sale securities	—	43,759	1,572
Cash decrease due to deconsolidation of consolidated subsidiary	—	—	(12,879)
Cash paid for acquisition, net of cash acquired	—	—	(272,699)
Cash received for sale of investment in unconsolidated investees	17,403	75,346	—
Cash paid for investments in unconsolidated investees	(13,817)	(80,000)	(17,799)
Net cash provided by (used in) investing activities of continuing operations	(220,067)	64,040	(461,360)
Net cash provided by investing activities of discontinued operations	—	—	33,950
Net cash provided by (used in) investing activities	(220,067)	64,040	(427,410)
Cash flows from financing activities:
Proceeds from issuance of bank loans, net of issuance costs	150,000	489,221	214,655
Proceeds from issuance of project loans, net of issuance costs	27,617	—	318,638
Repayment of bank loans, project loans and other debt	(154,078)	(377,124)	(63,646)
Proceeds from residential lease financing	60,377	—	—
Assumption of project loans by customers	—	—	(333,467)
Proceeds from recovery of claim in connection with share lending arrangement	50,645	—	24,000
Proceeds from issuance of convertible debt, net of issuance costs	—	—	244,241
Cash paid for repurchase of convertible debt	(198,608)	—	(143,804)
Cash paid for bond hedge	—	—	(75,200)
Proceeds from private offering of common stock, net of issuance costs	163,616	—	—
Cash increase in connection with the consolidation of an entity under common control	—	50,443	—
Cash distributions to Parent in connection with the transfer of entities under common control	(169,637)	—	—
Proceeds from warrant transactions	—	2,261	61,450
Proceeds from exercise of stock options	51	4,051	867
Purchases of stock for tax withholding obligations on vested restricted stock	(5,691)	(11,744)	(3,689)
Net cash provided by (used in) financing activities of continuing operations	(75,708)	157,108	244,045
Net cash provided by financing activities of discontinued operations	—	—	17,059
Net cash provided by (used in) financing activities	(75,708)	157,108	261,104
Effect of exchange rate changes on cash and cash equivalents	(1,259)	(6,646)	(10,962)
Net increase (decrease) in cash and cash equivalents	(268,131)	120,198	(10,459)
Cash and cash equivalents at beginning of period	725,618	605,420	615,879
Cash and cash equivalents, end of period	$457,487	$725,618	$605,420

Non-cash transactions:
Assignment of residential lease receivables to a third party financial institution	$23,813	$—	$—
Property, plant and equipment acquisitions funded by liabilities	$6,408	$10,888	$5,937
Costs of solar power systems, leased and to be leased, sourced from existing inventory	$117,692	$10,158	$—
Costs of solar power systems, leased and to be leased, funded by liabilities	$6,544	$1,767	$—
Non-cash interest expense capitalized and added to the cost of qualified assets	$1,773	$2,423	$5,957
Issuance of warrants in connection with the Liquidity Support Agreement	$50,327	$—	$—
Proceeds from issuance of bond, net of issuance costs	$—	$—	$29,538
Supplemental cash flow information:
Cash paid for interest, net of amount capitalized	$40,621	$28,280	$16,592
Cash paid for income taxes	$8,073	$28,154	$10,582

(1)	As adjusted to reflect the balances of Tenesol S.A. ("Tenesol") beginning October 10, 2011, as required under the accounting guidelines for a transfer of an entity under common control (see Note 3).

(2)	As adjusted to conform to the current period presentation for solar power systems leased and to be leased (see Note 1).

The accompanying notes are an integral part of these consolidated financial statements.

Note 1. THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company

SunPower Corporation (together with its subsidiaries, the "Company" or "SunPower") is a vertically integrated solar products and solutions company that designs, manufactures and delivers high-performance solar systems worldwide, serving as a one-stop shop for residential, commercial, and utility-scale power plant customers. These high efficiency cells are then utilized in our array of high reliability SunPower products.

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

On June 21, 2011, the Company became a majority owned subsidiary of Total Gas & Power USA, SAS ("Total"), a subsidiary of Total S.A. ("Total S.A."), through a tender offer and Total's purchase of 60% of the outstanding former class A common stock and former class B common stock of the Company as of June 13, 2011. On January 31, 2012, Total purchased an additional 18.6 million shares of the Company's common stock in a private placement, thereby increasing Total's ownership to approximately 66% of the Company's outstanding common stock as of that date (see Note 2).

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

Reclassifications

Certain prior period balances have been reclassified to conform to the current period presentation in the Company's Consolidated Financial Statements and the accompanying notes. Such reclassifications had no effect on previously reported results of operations or retained earnings. In connection with the growth of its residential lease program, during the fourth quarter of fiscal 2012 the Company began to separately classify both the cost of the leased assets and related investing cash flows based upon the nature of the lease entered into. The Company reclassified prior period balances to conform to the current period presentation, which resulted in an increase in long-term assets and operating cash flows of $15.1 million and $11.6 million, respectively, as of and for the year ended January 1, 2012.

Fiscal Years

The Company has a 52-to-53-week fiscal year that ends on the Sunday closest to December 31. Accordingly, every fifth or sixth year will be a 53-week fiscal year. Fiscal years 2012, 2011 and 2010 were 52-week fiscal years. Fiscal year 2012 ended on December 30, 2012, fiscal year 2011 ended on January 1, 2012, and fiscal year 2010 ended on January 2, 2011.

Management Estimates

The preparation of the consolidated financial statements in conformity with U.S. generally accepted accounting principles ("U.S. GAAP") requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Significant estimates in these consolidated financial statements include percentage-of-completion for construction projects, allowances for doubtful accounts receivable and sales returns, inventory and project asset write-downs, stock-based compensation, estimates for future cash flows and economic useful lives of property, plant and equipment, goodwill, valuations for business combinations, other intangible assets and other long-term assets, asset impairments, fair value of financial instruments, certain accrued liabilities including accrued warranty, restructuring, and termination of supply contracts reserves, valuation of debt without the conversion feature, valuation of share lending arrangements, income taxes, and tax valuation allowances. Actual results could materially differ from those estimates.

Summary of Significant Accounting Policies

Fair Value of Financial Instruments

The fair value of a financial instrument is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The carrying values of cash and cash equivalents, accounts receivable, and accounts payable approximate their respective fair values due to their short-term maturities. Investments in available-for-sale securities are carried at fair value based on quoted market prices or estimated based on market conditions and risks existing at each balance sheet date. Foreign currency derivatives are carried at fair value based on quoted market prices for financial instruments with similar characteristics. Unrealized gains and losses of the Company’s available-for-sale securities and the effective portion of foreign currency derivatives are excluded from earnings and reported as a component of "Accumulated other comprehensive income (loss)" in the Consolidated Balance Sheets. Additionally, the Company assesses whether an other-than-temporary impairment loss on its available-for-sale securities has occurred due to declines in fair value or other market conditions. Declines in fair value that are considered other-than-temporary and the ineffective portion of foreign currency derivatives are included in "Other, net" in the Consolidated Statements of Operations.

Comprehensive Income (Loss)

Comprehensive income (loss) is defined as the change in equity during a period from non-owner sources. The Company’s comprehensive income (loss) for each period presented is comprised of (i) the Company’s net income (loss); (ii) foreign currency translation adjustment of the Company’s foreign subsidiaries whose assets and liabilities are translated from their respective functional currencies at exchange rates in effect at the balance sheet date, and revenues and expenses are translated at average exchange rates prevailing during the applicable period; and (iii) changes in unrealized gains or losses, net of tax, for the effective portion of derivatives designated as cash flow hedges (see Note 13) and available-for-sale securities carried at their fair value.

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

Short-Term and Long-Term Investments

The Company invests in money market funds, bank notes, and debt securities. In general, investments with original maturities of greater than ninety days and remaining maturities of one year or less are classified as short-term investments, and investments with maturities of more than one year are classified as long-term investments. Investments with maturities beyond one year may be classified as short-term based on their highly liquid nature and because such investments represent the investment of cash that is available for current operations. Despite the long-term maturities, the Company has the ability and intent, if necessary, to liquidate any of these investments in order to meet the Company’s working capital needs within its normal operating cycles. The Company has classified these investments as available-for-sale securities (see Note 8).

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

Other market conditions that could impact the realizable value of the Company's inventories and are periodically evaluated by management include historical inventory turnover ratio, anticipated sales price, new product development schedules, the effect new products might have on the sale of existing products, product obsolescence, customer concentrations, product merchantability, and other factors. If the Company determines that the cost of inventories exceeds its estimated market value based on assumptions about expected demand and market conditions, the Company records a write-down equal to the difference between the cost of inventories and the estimated market value. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required that could negatively impact the Company's gross margin and operating results. If actual market conditions are more favorable, the Company may have higher gross margin when products that have been previously written down are sold in the normal course of business (see Note 7).

Solar Power Systems Leased and to be Leased

The Company leases solar power systems to residential customers under both operating and sales-type leases. Lease classification is determined at lease inception considering whether there is a transfer of ownership or bargain purchase option at the end of the lease, whether the lease term is greater than 75% of the systems' useful life, or whether the present value of minimum lease payments exceed 90% of the systems' fair value at lease inception. Solar power systems leased are stated at cost, less accumulated depreciation and are amortized to their estimated residual value over the life of the lease term.

Solar power systems to be leased represents systems that are under installation or which have not been interconnected, which will be depreciated as solar power systems leased to customers when the respective systems are completed, interconnected and subsequently leased to customers.

Initial direct costs for operating leases are capitalized and amortized over the term of the related customer lease agreements. Initial direct costs for sales-type leases are recognized as cost of sales when the solar power systems are placed in service.

Property, Plant and Equipment

Property, plant and equipment are stated at cost, less accumulated depreciation. Depreciation, excluding solar power systems leased to residential customers as described above, is computed using the straight-line method over the estimated useful lives of the assets as presented below. Leasehold improvements are amortized over the shorter of the estimated useful lives of the assets or the remaining term of the lease. Repairs and maintenance costs are expensed as incurred.

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

Interest Capitalization

The interest cost associated with major development and construction projects is capitalized and included in the cost of the property, plant and equipment or project assets. Interest capitalization ceases once a project is substantially complete or no longer undergoing construction activities to prepare it for its intended use. When no debt is specifically identified as being incurred in connection with a construction project, the Company capitalizes interest on amounts expended on the project at the Company’s weighted average cost of borrowed money (see Note 7).

Long-Lived Assets

The Company evaluates its long-lived assets, including property, plant and equipment and other intangible assets with finite lives, for impairment whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. Factors considered important that could result in an impairment review include significant under-performance relative to expected historical or projected future operating results, significant changes in the manner of use of acquired assets, and significant negative industry or economic trends. The Company's impairment evaluation of long-lived assets includes an analysis of estimated future undiscounted net cash flows expected to be generated by the assets over their remaining estimated useful lives. If the Company's estimate of future undiscounted net cash flows is insufficient to recover the carrying value of the assets over the remaining estimated useful lives, it records an impairment loss in the amount by which the carrying value of the assets exceeds the fair value. Fair value is generally measured based on either quoted market prices, if available, or discounted cash flow analysis.

Other intangible assets with finite useful lives are amortized using the straight-line method over their useful lives ranging primarily from one to six years (see Note 6).

Project Assets - Plant and Land

Project assets consist primarily of capitalized costs relating to solar power system projects in various stages of development that the Company incurs prior to the sale of the solar power system to a third-party. These costs include costs for land and costs for developing and constructing a solar power system. Development costs can include legal, consulting, permitting, and other similar costs. Once the Company enters into a definitive sales agreement, it reclassifies these costs to deferred project costs within "Prepaid expenses and other current assets" in its Consolidated Balance Sheet until the Company has met the criteria to recognize the sale of the project asset as revenue. The Company expenses these project assets to cost of revenue as each respective project asset or solar power system is sold to a customer, since the project is constructed for a customer (matching the underlying revenue recognition method), or if it determines that the project is commercially not viable.

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

The Company conducts its annual impairment test of goodwill as of the Sunday closest to the end of the third fiscal quarter of each year. Impairment of goodwill is tested at the Company’s reporting unit level. Management determined that the Company's reporting units are the regional reporting segments. In estimating the fair value of the reporting units, the Company makes estimates and judgments about its future cash flows using an income approach defined as Level 3 inputs under fair value measurement standards (see Note 8). The income approach, specifically a discounted cash flow analysis, included assumptions for, among others, forecasted free cash flow, perpetual growth rates, and long-term discount rates, all of which require significant judgment by management. The sum of the fair values of the Company's reporting units are also compared to its external market capitalization to determine the appropriateness of its assumptions (i.e. the discounted cash flow analysis) and to reduce the fair values of the Company's reporting units, if appropriate. These assumptions took into account the current economic environment and its impact on the Company's business. In the event that management determines that the value of goodwill has become impaired, the Company would incur an accounting charge for the amount of the impairment during the fiscal quarter in which the determination is made (see Note 6).

Product Warranties

The Company generally warrants or guarantees the performance of the solar panels that it manufactures at certain levels of power output for 25 years. In addition, the Company passes through to customers long-term warranties from the original equipment manufacturers ("OEMs") of certain system components, such as inverters. Warranties of 25 years from solar panel suppliers are standard in the solar industry, while inverters typically carry warranty periods ranging from 5 to 10 years. In addition, the Company generally warrants its workmanship on installed systems for periods ranging up to 10 years. The Company maintains reserves to cover the expected costs that could result from these warranties. The Company’s expected costs are generally in the form of product replacement or repair. Warranty reserves are based on the Company’s best estimate of such costs and are recognized as a cost of revenue. The Company continuously monitors product returns for warranty failures and maintains a reserve for the related warranty expenses based on various factors including historical warranty claims, results of accelerated lab testing, field monitoring, vendor reliability estimates, and data on industry averages for similar products. Historically, warranty costs have been within management’s expectations (see Note 10).

Revenue Recognition

Solar Power Products

The Company sells its solar panels and balance of system components primarily to dealers, system integrators and distributors, and recognizes revenue, net of accruals for estimated sales returns, when persuasive evidence of an arrangement exists, delivery of the product has occurred, title and risk of loss has passed to the customer, the sales price is fixed or determinable, collectability of the resulting receivable is reasonably assured, and the risks and rewards of ownership have passed to the customer. Other than standard warranty obligations, there are no rights of return and there are no significant post-shipment obligations, including installation, training or customer acceptance clauses with any of the Company's customers that could have an impact on revenue recognition. The Company's revenue recognition policy is consistent across all geographic areas.

The provision for estimated sales returns on product sales is recorded in the same period the related revenues are recorded. These estimates are based on historical sales returns, analysis of credit memo data, and other known factors. Actual returns could differ from these estimates.

Construction Contracts

Revenue is also comprised of EPC projects which are governed by customer contracts that require the Company to deliver functioning solar power systems and are generally completed within three to twelve months from commencement of construction. Construction on large projects may be completed within eighteen to thirty-six months, depending on the size. The Company recognizes revenue from fixed price construction contracts, that do not include land or land rights, using the percentage-of-completion method of accounting. Under this method, revenue arising from fixed price construction contracts is recognized as work is performed based on the percentage of incurred costs to estimated total forecasted costs.

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

In addition to an EPC deliverable, a limited number of arrangements also include multiple deliverables such as post-installation systems monitoring and maintenance. For contracts with separately priced monitoring and maintenance, the Company recognizes revenue related to such separately priced elements over the contract period. For contracts including monitoring and maintenance not separately priced, the Company determined that post-installation systems monitoring and maintenance qualify as separate units of accounting. Such post-installation monitoring and maintenance are deferred at the time the contract is executed based on the best estimate of selling price on a standalone basis and are recognized to revenue over the contractual term. The remaining EPC revenue is recognized on a percentage-of-completion basis.

In addition, when arrangements include contingent revenue clauses such as customer termination or put rights for non-performance, the Company defers the contingent revenue until such time as the contingencies expire. In certain limited cases, the Company could be required to buy-back a customer’s system at fair value on specified future dates if certain minimum performance thresholds are not met for periods of up to two years. To date, no such repurchase obligations have been required.

Provisions for estimated losses on uncompleted contracts, if any, are recognized in the period in which the loss first becomes probable and reasonably estimable. Contracts may include profit incentives such as milestone bonuses. These profit incentives are included in the contract value when their realization is reasonably assured.

Development Projects

The Company develops and sells solar power plants which generally include the sale or lease of related real estate. Revenue recognition for these solar power plants require adherence to specific guidance for real estate sales, which provides that if the Company executes a sale of land in connection with an EPC contract requiring the future development of the property, it recognizes revenue and the corresponding costs under the full accrual method when all of the following requirements are met: the sale is consummated, the buyer's initial and any continuing investments are adequate, the resulting receivables are not subject to subordination, the future costs to develop the property can be reasonably estimated and the Company has transferred the customary risk and rewards of ownership to the buyer. In general, a sale is consummated upon the execution of an agreement documenting the terms of the sale and a minimum initial payment by the buyer to substantiate the transfer of risk to the buyer. Depending on the value of the initial and continuing investment of the buyer, and provided the recovery of the costs of the solar power plant are reasonably assured if the buyer defaults, the Company may defer revenue and profit during construction by aligning its revenue recognition and release of deferred project costs to cost of sales with the receipt of payment from the buyer. At the time it has unconditionally received payment from the buyer, revenue would be recognized and deferred project costs would be released to cost of sales at the same rate of profit estimated throughout the construction of the project. The Company's revenue recognition methods for solar power plants not involving real estate are accounted for using the percentage-of-completion method.

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

Advertising Costs

Advertising costs are expensed as incurred. Advertising expense totaled approximately $9.2 million, $3.9 million, and $3.3 million in fiscal 2012, 2011, and 2010, respectively.

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

The Company includes gains or losses from foreign currency transactions in "Other, net" in the Consolidated Statements of Operations with the other hedging activities described in Note 13.

Concentration of Credit Risk

The Company is exposed to credit losses in the event of nonperformance by the counterparties to its financial and derivative instruments. Financial and derivative instruments that potentially subject the Company to concentrations of credit risk are primarily cash and cash equivalents, restricted cash and cash equivalents, investments, accounts receivable, notes receivable, advances to suppliers, foreign currency option contracts, foreign currency forward contracts, bond hedge and warrant transactions, and purchased options. The Company’s investment policy requires cash and cash equivalents, restricted cash and cash equivalents, and investments to be placed with high-quality financial institutions and to limit the amount of credit risk from any one issuer. Similarly, the Company enters into foreign currency derivative contracts and convertible debenture hedge transactions with high-quality financial institutions and limits the amount of credit exposure to any one counterparty. The foreign currency derivative contracts are limited to a time period of less than one year, while the purchased options will expire in 2014 and the bond hedge and warrant transactions expire in 2015. The Company regularly evaluates the credit standing of its counterparty financial institutions.

The Company performs ongoing credit evaluations of its customers’ financial condition whenever deemed necessary and generally does not require collateral. The Company maintains an allowance for doubtful accounts based on the expected collectability of all accounts receivable, which takes into consideration an analysis of historical bad debts, specific customer creditworthiness and current economic trends. One customer accounted for 14% of accounts receivable as of December 30, 2012 and one customer accounted for 20% of accounts receivable as of January 1, 2012. In addition, one customer accounted for approximately 24% of the Company’s "Costs and estimated earnings in excess of billings" balance as of December 30, 2012 on the Consolidated Balance Sheet as compared to one customer that accounted for approximately 21% of the balance as of January 1, 2012.

The Company has entered into agreements with vendors that specify future quantities and pricing of polysilicon to be supplied for periods up to 10 years. Under certain agreements, the Company is required to make prepayments to the vendors over the terms of the arrangements.

In fiscal 2007, the Company entered into share lending arrangements of its former class A common stock with financial institutions for which it received a nominal lending fee of $0.001 per share. The Company loaned 2.9 million shares and 1.8 million shares of its former class A common stock to Lehman Brothers International (Europe) Limited ("LBIE") and Credit Suisse International ("CSI"), respectively. Physical settlement of the shares is required when the arrangement is terminated. However, on September 15, 2008, Lehman Brothers Holding Inc. ("Lehman") filed a petition for protection under Chapter 11 of the U.S. bankruptcy code, and LBIE commenced administration proceedings (analogous to bankruptcy) in the United Kingdom. The Company filed a claim in the LBIE proceeding for $240.9 million and a corresponding claim in the Lehman Chapter 11 proceeding under Lehman's guaranty of LBIE's obligations. On December 16, 2010, the Company entered into an assignment agreement with Deutsche Bank under which the Company assigned to Deutsche Bank its claims against LBIE and Lehman in connection with the share lending arrangement. During the fiscal years ended December 30, 2012 and January 2, 2011, the Company received proceeds of $50.6 million and $24.0 million, respectively, as a result of the assignment agreement and subsequent claim settlement (see Note 12).

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

Investments in Equity Interests

Investments in entities in which the Company can exercise significant influence, but does not own a majority equity interest or otherwise control, are accounted for under the equity method. The Company records its share of the results of these entities as "Equity in earnings of unconsolidated investees" on the Consolidated Statements of Operations. The Company monitors its investments for other-than-temporary impairment by considering factors such as current economic and market conditions and the operating performance of the entities and records reductions in carrying values when necessary. The fair value of privately held investments is estimated using the best available information as of the valuation date, including current earnings trends, undiscounted cash flows, quoted stock prices of comparable public companies, and other company specific information, including recent financing rounds (see Notes 8 and 11).

Business Combinations

The Company records all acquired assets and liabilities, including goodwill, other intangible assets, and in-process research and development, at fair value. The initial recording of goodwill, other intangible assets, and in-process research and development requires certain estimates and assumptions concerning the determination of the fair values and useful lives. The judgments made in the context of the purchase price allocation can materially impact the Company's future results of operations. Accordingly, for significant acquisitions, the Company obtains assistance from third-party valuation specialists. The valuations calculated from estimates are based on information available at the acquisition date (see Notes 4 and 6). The Company charges acquisition related costs that are not part of the consideration to general and administrative expense as they are incurred. These costs typically include transaction and integration costs, such as legal, accounting, and other professional fees.

The Company initially records receipts of net assets or equity interests between entities under common control at their carrying amounts in the accounts of the transferring entity. Financial statements and financial information presented for prior years are retrospectively adjusted to effect the transfer as of the first date for which the entities were under common control. If the carrying amounts of the assets and liabilities transferred differ from the historical cost of the parent of the entities under common control then amounts recognized in the Company's financial statements reflect the transferred assets and liabilities at the historical cost of the parent of the entities under common control. Financial statements and financial information presented for prior years are also retrospectively adjusted to furnish comparative information as though the assets and liabilities had been transferred at that date.

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

In June 2011, the FASB amended its disclosure guidance related to the presentation of comprehensive income. This amendment eliminates the option to report other comprehensive income and its components in the statement of changes in equity and requires presentation of reclassification adjustments on the face of the income statement. In December, 2011, the FASB further amended its guidance to defer changes related to the presentation of reclassification adjustments indefinitely as a result of concerns raised by stakeholders that the new presentation requirements would be difficult for preparers and add unnecessary complexity to financial statements. The amendment (other than the portion regarding the presentation of reclassification adjustments which, as noted above, has been deferred indefinitely) became effective for the Company on January 2, 2012 and did not have any impact on its financial position. However, the Company now reports other comprehensive income and its components in a separate statement of comprehensive income for all presented periods.

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

On December 23, 2011, the Company entered into a Stock Purchase Agreement with Total, under which it agreed to acquire 100% of the equity interest of Tenesol from Total for $165.4 million in cash. The Tenesol acquisition was consummated on January 31, 2012 (see Note 3). Contemporaneously with the execution of the Tenesol Stock Purchase Agreement, the Company entered into a Private Placement Agreement with Total, under which Total agreed to purchase, and the Company agreed to issue and sell, 18.6 million shares of the Company's common stock for a purchase price of $8.80 per share, thereby increasing Total's ownership to approximately 66% of the Company's outstanding common stock as of that date. The sale was completed contemporaneously with the closing of the Tenesol acquisition.

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

In consideration for the commitments of Total S.A., under the Credit Support Agreement, the Company is required to pay Total S.A. a guarantee fee for each letter of credit that is the subject of a Guaranty and was outstanding for all or part of the preceding calendar quarter. The Company is also required to reimburse Total S.A. for payments made under any Guaranty and certain expenses of Total S.A., plus interest on both. In the years ended December 30, 2012 and January 1, 2012, the Company incurred guaranty fees of $6.9 million and $2.2 million, respectively, to Total S.A.

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

In accordance with the terms of the Affiliation Agreement, on July 1, 2011, the Company's Board of Directors expanded the size of the Board of Directors to eleven members and elected six nominees from Total as directors, following which the Board of Directors was composed of the Chief Executive Officer of the Company (who also serves as the chairman of the Company's Board of Directors), four existing non-Total designated members of the Company's Board of Directors, and six directors designated by Total. Directors designated by Total also serve on certain committees of the Company's Board of Directors. On the first anniversary of the consummation of the Tender Offer on June 21, 2012, the size of the Company's Board of Directors was reduced to nine members and one non-Total designated director and one director designated by Total resigned from the Company's Board of Directors. If the Total Group's ownership percentage of Company common stock declines, the number of members of the Company's Board of Directors that Total is entitled to nominate to the Company's Board of Directors will be further reduced as set forth in the Affiliation Agreement.

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

Liquidity Support Agreement with Total S.A.

The Company is party to an agreement with a customer to construct the California Valley Solar Ranch, a solar park. Part of the debt financing necessary for the customer to pay for the construction of this solar park is being provided by the Federal Financing Bank in reliance on a guarantee of repayment provided by the Department of Energy (the "DOE") under a loan guarantee program. On February 28, 2012, the Company entered into a Liquidity Support Agreement with Total S.A. and the DOE, and a series of related agreements with Total S.A. and Total, under which Total S.A. has agreed to provide the Company, or cause to be provided, additional liquidity under certain circumstances to a maximum amount of $600.0 million ("Liquidity Support Facility"). Total S.A. is required to provide liquidity support to the Company under the facility, and the Company is required to accept such liquidity support from Total S.A., if either the Company's actual or projected unrestricted cash, cash equivalents, and unused borrowing capacity are reduced below $100.0 million, or the Company fails to satisfy any financial covenant under its indebtedness. In either such event, subject to a $600.0 million aggregate limit, Total S.A. is required to provide the Company with sufficient liquidity support to increase the amount of its unrestricted cash, cash equivalents and unused borrowing capacity to above $100.0 million, and to restore compliance with its financial covenants. On December 24, 2012, Total S.A. agreed to guarantee the Company's revolving credit facility with Credit Agricole, which reduced the capacity available under the Liquidity Support Facility by $275.0 million. The Liquidity Support Facility is available until the completion of the solar park, expected to be completed before the end of fiscal 2013, and, under certain conditions, up to December 31, 2016, at which time all outstanding guarantees will expire and all outstanding debt under the facility will become due (except for the Total S.A. guarantee of the Credit Agricole facility). The use of the Liquidity Support Facility is not limited to direct obligations related to the solar park, and is available for general corporate purposes, but the Company has agreed to conduct its operations, and use any proceeds from such facility in ways that minimize the likelihood of Total S.A. being required to provide further support. In connection with the Liquidity Support Agreement, the Company also entered into a Compensation and Funding Agreement with Total S.A., and a Private Placement Agreement and a Revolving Credit and Convertible Loan Agreement with Total, which implement the terms of the Liquidity Support Agreement and Compensation Funding Agreement.

Compensation and Funding Agreement

In connection with the Liquidity Support Agreement, on February 28, 2012, the Company entered into a Compensation and Funding Agreement (the "Compensation and Funding Agreement") with Total S.A., pursuant to which, among other things, the Company and Total S.A. established the parameters for the terms of the Liquidity Support Facility and any liquidity injections that may be required to be provided by Total S.A. to the Company pursuant to the Liquidity Support Agreement. The Company has agreed in the Compensation and Funding Agreement to use commercially reasonable efforts to assist Total S.A. in the performance of its obligations under the Liquidity Support Agreement and to conduct, and to act in good faith in conducting, its affairs in a manner such that Total S.A.'s obligation under the Liquidity Support Agreement to provide liquidity injections will not be triggered or, if triggered, will be minimized. The Company has also agreed to use any cash provided under the facility in such a way as to minimize the need for further liquidity support. The Compensation and Funding Agreement required the Company to issue, in consideration for Total S.A.'s agreement to provide the Liquidity Support Facility, a warrant ("the Upfront Warrant") to Total that is exercisable to purchase a number of shares of the Company's common stock equal to $75.0 million, divided by the volume-weighted average price for the Company's common stock for the 30 trading-day period ending on the trading day immediately preceding the date of the calculation. The Upfront Warrant will be exercisable at any time for seven years after its issuance, provided that, so long as at least $25.0 million of the Company's convertible debt remains outstanding, such exercise will not cause "any person," including Total S.A., to, directly or indirectly, including through one or more wholly-owned subsidiaries, become the "beneficial owner" (as such terms are defined in Rule 13d-3 and Rule 13d-5 under the Securities and Exchange Act of 1934, as amended), of more than 74.99% of the voting power of the Company's common stock at such time, a circumstance which would trigger the repurchase or conversion of the Company's existing convertible debt. On February 28, 2012, the Company issued to Total the Upfront Warrant to purchase 9,531,677 shares of the Company's common stock with an exercise price of $7.8685, subject to adjustment for customary anti-dilution and other events.

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

During the term of the Compensation and Funding Agreement, the Company will make certain cash payments to Total S.A. within 30 days after the end of each calendar quarter during for the term of the agreement as follows: (i) quarterly payment of a commitment fee in an amount equal to 0.25% of the unused portion of the $600.0 million Liquidity Support Facility as of the end of such quarter; and (ii) quarterly payment of a guarantee fee in an amount equal to 2.75% per annum of the average amount of the Company's indebtedness that is guaranteed by Total S.A. pursuant to any guaranty issued in accordance with the terms of the Compensation and Funding Agreement during such quarter. Any payment obligations of the Company to Total S.A. under the Compensation and Funding Agreement that are not paid when due shall accrue interest until paid in full at a rate equal to 6-month U.S. LIBOR as in effect from time to time plus 5.00% per annum.

On December 24, 2012 Total S.A. issued a guarantee for the Company's obligations under the September 2011 revolving credit facility with Credit Agricole. The issuance of the guaranty reduces the capacity available under the Liquidity Support Facility from $600.0 million to $325.0 million. The Company is required to pay Total S.A. an annual guarantee fee of 2.75% of the guaranteed amount under the Credit Agricole facility. The guarantee reduced interest rates payable under, and removed certain financial and restrictive covenants in the Credit Agricole facility (see Note 12).

In the year ended December 30, 2012, the Company incurred commitment fees of $4.9 million to Total S.A.

Master Agreement

On December 23, 2011, the Company also entered into a Master Agreement with Total, under which the Company and Total agreed to a framework of transactions related to the Tenesol Acquisition and Private Placement Agreement. Additionally, Total has agreed to pursue several negotiations on additional agreements related to directly investing in the Company's R&D program over a multi-year period, purchase of modules and develop a multi-megawatt project using the Company's products. The Company and Total amended the Master Agreement on February 20, 2013 to clarify that the development of the multi-megawatt project using the Company's products shall mean development of up to 10 C-7 Tracker demonstration projects at a total cost to Total of not more than $2.5 million provided agreements for such projects are entered into before December 31, 2013.

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

As Tenesol and the Company were under the common control of Total as of the January 31, 2012 acquisition date, the acquisition is treated as a transfer of an entity under common control and represents a change in the reporting entity. As a result, the Company has retrospectively adjusted its historical financial statements to reflect the transfer beginning on October 10, 2011, the first date in which Total had common control of both the Company and Tenesol, and to include the results of operations in the Company's Consolidated Statement of Operations since October 10, 2011. The Company recorded the transfer of Tenesol's assets and liabilities at their historical carrying value in Total's financial statements in accordance with U.S. GAAP, and the net assets transferred were recorded as an equity contribution from Total to the Company as of October 10, 2011. The subsequent cash payment on January 31, 2012 as described above was treated as a cash distribution to Total. In addition, a transaction between Total and Tenesol on January 23, 2012 resulted in an additional equity contribution from Total to the Company in the fiscal quarter ending January 1, 2012, and an additional cash distribution to Total totaling $12.9 million in the fiscal quarter ending April 1, 2012. In the fourth quarter of fiscal 2012, Total returned to the Company $8.7 million of the purchase price in accordance with the purchase price adjustment mechanism in the purchase agreement, which was treated as an equity contribution from Total.

The Consolidated Balance Sheets, Consolidated Statements of Operations and Consolidated Statement of Comprehensive Loss of the Company as of and for the twelve months ended January 1, 2012 as reported previously and as adjusted in this report are as follows:

	As of
	January 1, 2012
	As Adjusted for the Change in Reporting Entity	As Previously Reported in the 2011 Annual Report on Form 10-K
Assets
Current assets:
Cash and cash equivalents	$725,618	$657,934
Restricted cash and cash equivalents, current portion	52,279	52,279
Accounts receivable, net	438,633	390,262
Costs and estimated earnings in excess of billings	54,854	54,854
Inventories	445,501	397,262
Advances to suppliers, current portion	43,143	43,143
Project assets - plants and land, current portion	24,243	24,243
Prepaid expenses and other current assets	502,879	482,691
Total current assets	2,287,150	2,102,668

Restricted cash and cash equivalents, net of current portion	27,276	27,276
Restricted long-term marketable securities	9,145	9,145
Property, plant and equipment, net	628,769	607,456
Project assets - plants and land, net of current portion	34,614	34,614
Goodwill	47,077	35,990
Other intangible assets, net	23,900	4,848
Advances to suppliers, net of current portion	284,378	278,996
Other long-term assets	176,821	174,204
Total assets	$3,519,130	$3,275,197

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$441,655	$416,615
Accrued liabilities	249,404	234,688
Billings in excess of costs and estimated earnings	170,828	170,828
Short-term debt	2,122	—
Convertible debt, current portion	196,710	196,710
Customer advances, current portion	48,073	46,139
Total current liabilities	1,108,792	1,064,980

Long-term debt	364,273	355,000
Convertible debt, net of current portion	423,268	423,268
Customer advances, net of current portion	181,946	181,947
Other long-term liabilities	166,126	152,492
Total liabilities	2,244,405	2,177,687
Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; none issued and outstanding as of January 1, 2012	—	—
Common stock, $0.001 par value, 367,500,000 shares authorized; 101,851,290 shares issued, and 100,475,533 shares outstanding as of January 1, 2012	100	100
Additional paid-in capital	1,845,965	1,657,474
Accumulated deficit	(550,065)	(540,187)
Accumulated other comprehensive income	7,142	8,540
Treasury stock, at cost; 1,375,757 shares of common stock as of January 1, 2012	(28,417)	(28,417)
Total stockholders' equity	1,274,725	1,097,510
Total liabilities and stockholders' equity	$3,519,130	$3,275,197

	Year Ended
	January 1, 2012
(In thousands)	As Adjusted for the Change in Reporting Entity	As Previously Reported in the 2011 Annual Report on Form 10-K

Revenue	$2,374,376	$2,312,494
Cost of revenue	2,148,158	2,084,290
Gross margin	226,218	228,204
Operating expenses:
Research and development	57,775	57,775
Sales, general and administrative	331,380	319,719
Goodwill impairment	309,457	309,457
Other intangible asset impairment	40,301	40,301
Restructuring charges	21,403	21,403
Total operating expenses	760,316	748,655
Operating loss	(534,098)	(520,451)
Other expense, net:
Interest income	2,337	2,054
Interest expense	(67,253)	(67,022)
Gain on change in equity interest in unconsolidated investee	322	322
Gain on sale of equity interest in unconsolidated investee	5,937	5,937
Gain on mark-to-market derivatives	343	343
Other, net	(10,120)	(8,946)
Other expense, net	(68,434)	(67,312)
Loss before income taxes and equity in earnings of unconsolidated investees	(602,532)	(587,763)
Provision for income taxes	(17,208)	(22,099)
Equity in losses of unconsolidated investees	6,003	6,003
Net loss	$(613,737)	$(603,859)

Net loss per share of common stock:
Basic and diluted	$(6.28)	$(6.18)
Weighted-average shares:
Basic and diluted	97,724	97,724

	Year Ended
	January 1, 2012
(In thousands)	As Adjusted for the Change in Reporting Entity	As Previously Reported in the 2011 Annual Report on Form 10-K

Total comprehensive loss	$(610,235)	$(598,959)

Note 4. BUSINESS COMBINATIONS

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

Note 5. SALE OF DISCONTINUED OPERATIONS

In connection with the acquisition of SunRay in fiscal 2010, the Company acquired a European project company, Cassiopea PV S.r.l ("Cassiopea"), which operated a previously completed 20 MW solar power plant in Montalto di Castro, Italy. In the period in which an asset of the Company is classified as held-for-sale, it is required to present for all periods the related assets, liabilities and results of operations associated with that asset as discontinued operations. On August 5, 2010, the Company sold the assets and liabilities of Cassiopea. Therefore, Cassiopea's results of operations were classified as "Income from discontinued operations, net of taxes" in the Consolidated Statement of Operations for year ended January 2, 2011.

Results of operations related to Cassiopea for the year ended January 2, 2011 were as follows:

Year ended
(In thousands)	January 2, 2011
Utility and power plants revenue	$11,081
Gross margin	11,081
Income from discontinued operations before sale of business unit	5,862
Gain on sale of business unit	11,399
Income before income taxes	17,261
Income from discontinued operations, net of taxes	11,841

Note 6. GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

The following table presents the changes in the carrying amount of goodwill under the Company's reportable business segments:

(In thousands)	Americas	EMEA (1)	APAC	Total
As of January 2, 2011	$185,266	$157,017	$2,987	$345,270
Goodwill arising from the transfer of entities under common control	—	11,087	—	11,087
Goodwill impairment (2)	(149,276)	(157,267)	(2,914)	(309,457)
Translation adjustment	—	250	(73)	177
As of January 1, 2012	35,990	11,087	—	47,077
Goodwill impairment (2)	(35,990)	(10,744)	—	(46,734)
Translation adjustment	—	(343)	—	(343)
As of December 30, 2012	$—	$—	$—	$—

(1)	As adjusted to reflect the balances of Tenesol beginning October 10, 2011, as required under the accounting guidelines for a transfer of an entity under common control (see Note 3).

(2)	Impairment amounts in the above table reflect the Company's cumulative-to-date goodwill impairments.

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

The Company conducts its annual impairment test of goodwill as of the Sunday closest to the end of the third fiscal quarter of each year. Impairment of goodwill is tested at the Company's reporting unit level. Management determined that the Americas Segment, the EMEA Segment, and the APAC Segment are the reporting units. In estimating the fair value of the reporting units, the Company makes estimates and judgments about its future cash flows using an income approach defined as Level 3 inputs under fair value measurement standards. The income approach, specifically a discounted cash flow analysis, included assumptions for, among others, forecasted revenue, gross margin, operating income, working capital cash flow, perpetual growth rates and long-term discount rates, all of which require significant judgment by management. The sum of the fair values of the Company's reporting units are also compared to its external market capitalization to determine the appropriateness of its assumptions and adjusted, if appropriate. These assumptions took into account the current industry environment and its impact on the Company's business.

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

Intangible Assets

The following tables present details of the Company's acquired other intangible assets:

(In thousands)	Gross	Accumulated Amortization	Net
As of December 30, 2012
Patents, trade names and purchased technology	$49,892	$(49,892)	$—
Purchased in-process research and development	1,000	(361)	639
Customer relationships and other	28,426	(28,321)	105
	$79,318	$(78,574)	$744

As of January 1, 2012 (3)
Patents, trade names and purchased technology	$52,992	$(50,280)	$2,712
Purchased in-process research and development	1,000	(195)	805
Customer relationships and other	45,910	(25,527)	20,383
	$99,902	$(76,002)	$23,900

(3)	As adjusted to reflect the balances of Tenesol beginning October 10, 2011, as required under the accounting guidelines for a transfer of an entity under common control (see Note 3).

All of the Company's acquired other intangible assets are subject to amortization. Aggregate amortization expense for other intangible assets totaled $9.1 million, $23.4 million, and $38.5 million in fiscal 2012, 2011, and 2010, respectively.

The Company reviews intangible assets for impairment whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. During the third quarter of fiscal 2012, the Company determined that the carrying value of certain intangible assets in Europe were no longer recoverable based on a discrete evaluation of the nature of the intangible assets, incorporating the effect of declines in regional operating results. As a result, the Company recognized an impairment loss of $12.8 million on its Consolidated Statement of Operations for the year ended December 30, 2012.

During the third quarter of fiscal 2011, the Company determined the carrying value of certain intangible assets related to strategic acquisitions of EPC and O&M project pipelines in Europe were no longer recoverable and recognized an impairment loss of $40.3 million on its Consolidated Statement of Operations for the year ended January 1, 2012. The Company determined that the carrying value of the intangible assets was not recoverable as the carrying value of the asset group which contained the intangible assets exceeded the undiscounted cash flows of the asset group for a period of time commensurate with the remaining useful life of the primary asset of the group plus a salvage value of the asset group at the end of this period. The impairment loss was calculated by comparing the fair value of the intangible assets to their carrying value. In calculating the fair value of the intangible assets, the Company utilized discounted cash flow assumptions related to the acquired EPC and O&M project pipelines in Europe. The significant decline in fair value of the intangible assets was primarily attributable to the change in government incentives in Europe.

As of December 30, 2012, the estimated future amortization expense related to other intangible assets is as follows:

(In thousands)	Amount
Year
2013	$272
2014	167
2015	166
2016	139
$744

Note 7. BALANCE SHEET COMPONENTS

	As of
(In thousands)	December 30, 2012	January 1, 2012
Accounts receivable, net:
Accounts receivable, gross (1)	$429,977	$468,320
Less: allowance for doubtful accounts	(26,773)	(21,039)
Less: allowance for sales returns	(5,054)	(8,648)
	$398,150	$438,633

(1)	Includes short-term finance receivables associated with solar power systems leased of $4.5 million and $0.3 million as of December 30, 2012 and January 1, 2012, respectively.

(In thousands)	Balance at Beginning of Period	Charges (Releases) to Expenses / Revenues	Deductions	Balance at End of Period
Allowance for doubtful accounts:
Year ended December 30, 2012	$21,039	$8,898	$(3,164)	$26,773
Year ended January 1, 2012	5,967	18,398	(3,326)	21,039
Year ended January 2, 2011	2,298	11,405	(7,736)	5,967
Allowance for sales returns:
Year ended December 30, 2012	8,648	(3,594)	—	5,054
Year ended January 1, 2012	2,387	6,261	—	8,648
Year ended January 2, 2011	1,908	2,160	(1,681)	2,387
Valuation allowance for deferred tax assets (2):
Year ended December 30, 2012	129,946	52,376	—	182,322
Year ended January 1, 2012	4,644	125,302	—	129,946
Year ended January 2, 2011	42,163	(37,519)	—	4,644

(2)
The above table reflects adjustments to the valuation allowance for prior years, which did not have a material impact on the financial statements as there was a corresponding adjustment to the Company's gross deferred tax assets.

	As of
(In thousands)	December 30, 2012	January 1, 2012
Inventories:
Raw materials	$89,331	$78,050
Work-in-process	50,627	79,397
Finished goods	151,428	288,054
	$291,386	$445,501

Prepaid expenses and other current assets:
VAT receivables, current portion	$97,041	$68,993
Foreign currency derivatives	1,275	34,422
Income tax receivable	1,615	19,541
Deferred project costs	305,980	163,366
Deferred costs for solar power systems to be leased	31,419	5,310
Other receivables (3)	103,025	146,135
Other prepaid expenses	25,230	29,993
Other current assets	47,468	20,006
	$613,053	$487,766

(3)
Includes tolling agreements with suppliers in which the Company provides polysilicon required for silicon ingot manufacturing and procures the manufactured silicon ingots from the suppliers (see Notes 10 and 11).

Project assets - plants and land:
Project assets — plants	$61,862	$31,469
Project assets — land	21,645	27,388
	$83,507	$58,857
Project assets - plants and land, current portion	$75,911	$24,243
Project assets - plants and land, net of current portion	$7,596	$34,614

Property, plant and equipment, net:
Land and buildings	$20,109	$13,912
Leasehold improvements	221,378	244,913
Manufacturing equipment (4)	531,289	625,019
Computer equipment	75,438	69,694
Solar power systems	12,501	11,148
Solar power systems leased	163,003	7,483
Furniture and fixtures	8,178	7,172
Solar power systems to be leased	89,423	15,113
Construction-in-process	34,110	46,762
	1,155,429	1,041,216
Less: accumulated depreciation (5)	(380,520)	(397,334)
	$774,909	$643,882

(4)
The Company's mortgage loan agreement with International Finance Corporation ("IFC") is collateralized by certain manufacturing equipment with a net book value of $152.9 million and $196.6 million as of December 30, 2012 and January 1, 2012, respectively. The Company also provided security for advance payments received from a third party in fiscal 2008 in the form of collateralized manufacturing equipment with a net book value of $16.5 million and $21.1 million as of December 30, 2012 and January 1, 2012, respectively.

(5)	Total depreciation expense was $108.7 million, $107.1 million, and $102.2 million in fiscal 2012, 2011, and 2010, respectively.

	As of
(In thousands)	December 30, 2012	January 1, 2012
Property, plant and equipment, net by geography (6):
Philippines	$367,708	$490,074
United States	343,710	108,549
Mexico	32,409	21,686
Europe	29,292	20,830
Other	1,790	2,743
	$774,909	$643,882

(6)	Property, plant and equipment, net are based on the physical location of the assets.

The below table presents the cash and non-cash interest expense capitalized to property, plant and equipment and project assets during fiscal 2012, 2011 and 2010, respectively.

	Year ended
(In thousands)	December 30, 2012	January 1, 2012	January 2, 2011
Interest expense:
Interest cost incurred	$(88,738)	$(72,505)	$(65,324)
Cash interest cost capitalized - property, plant and equipment	1,142	1,503	565
Non-cash interest cost capitalized - property, plant and equipment	520	942	774
Cash interest cost capitalized - project assets - plant and land	1,703	1,326	3,526
Non-cash interest cost capitalized - project assets - plant and land	1,253	1,481	5,183
Interest expense	$(84,120)	$(67,253)	$(55,276)

	As of
(In thousands)	December 30, 2012	January 1, 2012
Other long-term assets:
Equity method investments	$111,516	$129,929
Bond hedge derivative	2,327	840
Cost method investments	14,918	4,918
VAT receivables, net of current portion	—	6,020
Long-term financing receivables	67,742	5,326
Long-term debt issuance costs	38,185	10,734
Other	41,375	19,054
	$276,063	$176,821

	As of
(In thousands)	December 30, 2012	January 1, 2012
Accrued liabilities:
VAT payables	$2,049	$47,034
Foreign currency derivatives	4,891	14,935
Short-term warranty reserves	9,054	15,034
Interest payable	9,672	7,288
Deferred revenue	32,507	48,115
Employee compensation and employee benefits	40,750	35,375
Restructuring reserve	29,477	6,324
Short-term residential lease financing	25,153	—
Other	93,819	75,299
	$247,372	$249,404

Other long-term liabilities:
Embedded conversion option derivatives	$2,327	$844
Long-term warranty reserves	107,803	79,289
Deferred revenue	128,936	31,988
Unrecognized tax benefits	35,022	29,256
Long-term residential lease financing	11,411	—
Other	50,120	24,749
	$335,619	$166,126

Accumulated other comprehensive income (loss):
Cumulative translation adjustment	$(2,319)	$(1,360)
Net unrealized gain on derivatives	(243)	10,473
Deferred taxes	41	(1,971)
	$(2,521)	$7,142

Solar Power Systems Leased and to be Leased

The Company leases solar systems to residential customers under both operating and sales-type leases. As of December 30, 2012 and January 2, 2012, solar power systems leased out under operating leases, presented in Property, plant and equipment in the Company's Consolidated Balance Sheets was $163.0 million and $7.5 million, respectively, and solar power systems to be leased under operating leases, presented in Property, plant and equipment in the Company's Consolidated Balance Sheets was $89.4 million and $15.1 million, respectively. As of December 30, 2012, financing receivables for sales-type leases, presented in Accounts receivable, net and Other long-term assets in the Company's Consolidated Balance Sheets was $4.5 million and $67.7 million, respectively. As of January 1, 2012, financing receivables for sales-type leases, presented in Accounts receivable, net and Other long-term assets in the Company's Consolidated Balance Sheets was $0.3 million and $5.3 million, respectively. Amounts recognized in the Company's Consolidated Statement of Operations are not significant in any year presented.

During the year, the Company has entered into two facilities under which solar systems are financed with third-party investors. Under the terms of the programs the parties make upfront payments to SunPower, which the Company recognizes as a non-recourse liability that will be reduced over the specified term of the program as customer receivables and government incentives are received by the third party investors. As the non-recourse liability is reduced over time, the Company makes a corresponding reduction in customer and government incentive receivables on its balance sheet. Under this approach, for both operating and sales-type leases the Company continues to account for the arrangements with its customers in the Consolidated Financial Statements.

As of December 30, 2012, the remaining liability to the third-party investors, presented in Accrued liabilities and Other long-term liabilities on the Company's Consolidated Balance Sheets, was $36.6 million. As of December 30, 2012, the Company has pledged solar assets with an aggregate book value of $280.8 million to the third-party investors as security for its obligations under the contractual arrangements.

Note 8. FAIR VALUE MEASUREMENTS

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The Company measures certain assets and liabilities at fair value on a recurring basis. There were no transfers between fair value measurement levels during the years ended December 30, 2012 or January 1, 2012, respectively. The Company did not have any assets or liabilities measured at fair value on a recurring basis requiring Level 3 inputs as of December 30, 2012 or January 1, 2012.

The following table summarizes the Company's assets and liabilities measured and recorded at fair value on a recurring basis as of December 30, 2012 and January 1, 2012, respectively:

	December 30, 2012			January 1, 2012
(In thousands)	Total	Level 1	Level 2	Total	Level 1	Level 2
Assets
Cash and cash equivalents:
Money market funds (1)	$117,254	$117,254	$—	$187,538	$187,538	$—
Prepaid expenses and other current assets:
Foreign currency derivatives (Note 13)	1,275	—	1,275	34,422	—	34,422
Other long-term assets:
Debt derivatives (Note 12)	2,327	—	2,327	840	—	840
Total assets	$120,856	$117,254	$3,602	$222,800	$187,538	$35,262
Liabilities
Accrued liabilities:
Foreign currency derivatives (Note 13)	$4,891	$—	$4,891	$14,935	$—	$14,935
Other long-term liabilities:
Debt derivatives (Note 12)	2,327	—	2,327	844	—	844
Total liabilities	$7,218	$—	$7,218	$15,779	$—	$15,779

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

Debt Derivatives

The 4.50% Bond Hedge (as defined in Note 12) and the embedded cash conversion option within the 4.50% debentures (as defined in Note 12) are classified as derivative instruments that require mark-to-market treatment with changes in fair value reported in the Company's Consolidated Statements of Operations. The fair values of these derivative instruments were determined utilizing the following Level 1 and Level 2 inputs:

	As of (1)
	December 30, 2012	January 1, 2012
Stock price	$5.49	$6.23
Exercise price	$22.53	$22.53
Interest rate	0.40%	0.84%
Stock volatility	59.9%	44.0%
Credit risk adjustment	1.07%	1.93%
Maturity date	February 18, 2015	February 18, 2015

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

Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis

The Company measures certain investments and non-financial assets (including project assets, property, plant and equipment, and other intangible assets) at fair value on a non-recurring basis in periods after initial measurement in circumstances when the fair value of such asset is impaired below its recorded cost. Information regarding the Company's goodwill and other intangible asset balances are disclosed in Note 6.

Debt Securities

The Company's debt securities consist of Philippine government bonds, classified as held-to-maturity, which are maintained as collateral for present and future business transactions within the country. These bonds have maturity dates of up to 5 years with a carrying value of $10.9 million as of December 30, 2012 and $9.1 million as of January 1, 2012, which are classified as "Restricted long-term marketable securities" on the Company's Consolidated Balance Sheets. The Company records such held-to-maturity investments at amortized cost based on its ability and intent to hold the securities until maturity. The Company monitors for changes in circumstances and events that would impact its ability and intent to hold such securities until the recorded amortized costs are recovered. The Company incurred no other-than-temporary impairment loss in the year ended December 30, 2012. The debt securities were categorized in Level 2 of the fair value hierarchy.

Equity and Cost Method Investments

The Company's equity and cost method investments in non-consolidated entities are comprised of convertible promissory notes, common and preferred stock. The Company monitors these investments, which are included in "Other long-term assets" in its Consolidated Balance Sheets, for impairment and records reductions in the carrying values when necessary. Circumstances that indicate an other-than-temporary decline include Level 2 and Level 3 measurements such as the valuation ascribed to the issuing company in subsequent financing rounds, decreases in quoted market prices, and declines in operations of the issuer. As of December 30, 2012 and January 1, 2012, the Company had $111.5 million and $129.9 million, respectively, in investments accounted for under the equity method and $14.9 million and $4.9 million, respectively, in investments accounted for under the cost method (see Note 11).

Note 9. RESTRUCTURING

October 2012 Restructuring Plan

On October 12, 2012, the Company's Board of Directors approved a reorganization (the "October 2012 Plan") to accelerate operating cost reduction and improve overall operating efficiency. In connection with the October 2012 Plan, which is expected to be completed within the twelve months following approval, the Company expects to eliminate approximately 900 positions primarily in the Philippines, representing approximately 15% of the Company's global workforce. As a result, the Company expects to record restructuring charges totaling $33.0 million to $40.0 million, related to all segments. Such charges are composed of severance benefits, lease and related termination costs, and other associated costs, $30.2 million of which was recorded in the fourth quarter of fiscal 2012. The Company expects greater than 90% of these charges to be cash.

April 2012 Restructuring Plan

As a result of the Company's continued cost reduction progress at its Fab 2 and its joint venture Fab 3 manufacturing facilities, on April 13, 2012, the Company's Board of Directors approved a restructuring plan (the "April 2012 Plan") to consolidate the Company's Philippine manufacturing operations into Fab 2 and begin repurposing Fab 1 in the second quarter of 2012. The Company expects to recognize restructuring charges up to $63.0 million, related to all segments, in the twelve months following the approval and implementation of the April 2012 Plan. The Company expects greater than 80% of these charges to be non-cash.

December 2011 Restructuring Plan

To accelerate operating cost reduction and improve overall operating efficiency, in December 2011, the Company implemented a company-wide restructuring program (the "December 2011 Plan"). The December 2011 Plan eliminated approximately 2% of the Company's global workforce. Restructuring activities associated with the December 2011 Plan were substantially completed as of December 30, 2012.

June 2011 Restructuring Plan

In response to reductions in European government incentives, which had a significant impact on the global solar market, on June 13, 2011, the Company's Board of Directors approved a restructuring plan (the "June 2011 Plan") to realign the Company's resources. The June 2011 Plan eliminated approximately 2% of the Company's global workforce, in addition to the consolidation or closure of certain facilities in Europe. Restructuring activities associated with the June 2011 Plan were substantially completed as of December 30, 2012.

The following table summarizes the restructuring charges recognized in the Company's Consolidated Statements of Operations:

	Year Ended			Cumulative To Date
	December 30, 2012	January 1, 2012	January 2, 2011
October 2012 Plan:
Severance and benefits	$29,053	$—	$—	$29,053
Lease and related termination costs	714	—	—	714
Other costs	460	—	—	460
	30,227	—	—	30,227
April 2012 Plan:
Non-cash impairment charges	56,299	—	—	56,299
Other costs	5,080	—	—	5,080
	61,379	—	—	61,379
December 2011 Plan:
Non-cash impairment charges	3,854	—	—	3,854
Severance and benefits	1,505	7,305	—	8,810
Lease and related termination costs	2,249	—	—	2,249
Other costs	338	172	—	510
	7,946	7,477	—	15,423
June 2011 Plan:
Severance and benefits	(160)	11,186	—	11,026
Lease and related termination costs	1,269	688	—	1,957
Other costs	162	2,052	—	2,214
	1,271	13,926	—	15,197
Total restructuring charges	$100,823	$21,403	$—	$122,226

The following table summarizes the restructuring reserve activity during the year ended December 30, 2012:

	Year ended
(In thousands)	January 1, 2012	Charges (Benefits)	Payments	December 30, 2012
October 2012 Plan:
Severance and benefits	$—	$29,053	$(4,614)	$24,439
Lease and related termination costs	—	714	—	714
Other costs (1) (2)	—	460	(102)	358
April 2012 Plan:
Other costs (1) (2)	—	5,080	(3,749)	1,331
December 2011 Plan:
Severance and benefits	3,344	1,505	(4,789)	60
Lease and related termination costs	—	2,249	(941)	1,308
Other costs (1) (2)	24	338	(362)	—
June 2011 Plan:
Severance and benefits (3)	2,204	(160)	(2,044)	—
Lease and related termination costs	688	1,269	(829)	1,128
Other costs (1)	64	162	(87)	139
Total restructuring liabilities	$6,324	$40,670	$(17,517)	$29,477

(1)	Other costs primarily represent associated legal services and costs associated with the decommissioning of Fab 1 assets.

(2)	The reserve balance excludes non-cash impairment charges incurred in connection with the April 2012 Plan and December 2011 Plan during the year ended December 30, 2012.

(3)
The June 2011 Plan reserve balance as of January 1, 2012 excludes $1.4 million of charges associated with the accelerated vesting of promissory notes, in accordance with the terms of each agreement, previously issued as consideration for an acquisition completed in the first quarter of fiscal 2010. The $1.4 million charge is separately recorded in "Accrued liabilities" on the Company's Consolidated Balance Sheet as of January 1, 2012, and was fully paid during the first quarter of fiscal 2012.

Note 10. COMMITMENTS AND CONTINGENCIES

Lease Commitments

The Company leases its corporate headquarters in San Jose, California and its Richmond, California facility under non-cancellable operating leases from unaffiliated third parties. The Company also has various other lease arrangements, including its European headquarters located in Geneva, Switzerland as well as sales and support offices throughout the United States and Europe including locations in Austin, Texas and La Tour de Salvagny, France. In August 2011, the Company entered into a non-cancellable operating lease agreement for its solar module facility in Mexicali, Mexico from an unaffiliated third party.

The Company has additionally entered into sale-leaseback arrangements under which sixteen solar power systems have been sold to unaffiliated third parties and subsequently leased back under operating leases over minimum lease terms of up to 20 years. In concluding the sale-leaseback arrangements should be classified as operating leases, the Company determined the systems under the sale-leaseback arrangements were not integral equipment as defined under the accounting guidance for such transactions. Separately, the Company entered into power purchase agreements ("PPAs") with end customers, who host the leased solar power systems and buy the electricity directly from the Company under PPAs with a duration of up to 20 years. At the end of each lease term, the Company has the option to purchase the systems at fair value or may be required remove the systems and return them to the unaffiliated third parties. The deferred profit on the sale of the systems is recognized over the term of the lease.

The Company additionally leases certain buildings, machinery and equipment under capital leases for terms up to 12 years.

Future minimum obligations under all non-cancellable leases as of December 30, 2012 are as follows:

	Capital Lease	Operating Lease
(In thousands)	Amount	Amount
Year
2013	$2,064	$24,737
2014	1,423	18,216
2015	1,219	16,816
2016	971	16,226
2017	925	13,543
Thereafter	2,391	87,561
	$8,993	$177,099

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

The Company also has agreements with several suppliers, including some of its non-consolidated investees, for the procurement of polysilicon, ingots, wafers, solar cells, solar panels, and Solar Renewable Energy Credits ("SRECs") which specify future quantities and pricing of products to be supplied by the vendors for periods up to 10 years and provide for certain consequences, such as forfeiture of advanced deposits and liquidated damages relating to previous purchases, in the event that the Company terminates the arrangements.

As of December 30, 2012, total obligations related to non-cancellable purchase orders totaled $0.3 billion and long-term supply agreements with suppliers totaled $2.1 billion. Of the total future purchase commitments of $2.4 billion as of December 30, 2012, $109.5 million are for commitments to related parties. Future purchase obligations under non-cancellable purchase orders and long-term supply agreements as of December 30, 2012 are as follows:

(In thousands)	Amount
Year
2013	$621,304
2014	364,713
2015	366,629
2016	331,397
2017	195,026
Thereafter	517,095
$2,396,164

The Company has tolling agreements with suppliers in which the Company provides polysilicon required for silicon ingot manufacturing and procures the manufactured silicon ingots from the supplier. Annual future purchase commitments in the table above are calculated using the gross future purchase obligations of the Company and are not reduced by tolling agreements and non-cancellable SREC sales arrangements. Total future purchase commitments as of December 30, 2012 would be reduced by $305.9 million had the Company's obligations under such agreements been disclosed using net cash outflows.

The Company expects that all obligations related to non-cancellable purchase orders for manufacturing equipment will be recovered through future cash flows of the solar cell manufacturing lines and solar panel assembly lines when such long-lived assets are placed in service. Factors considered important that could result in an impairment review include significant under-performance relative to expected historical or projected future operating results, significant changes in the manner of use of acquired assets, and significant negative industry or economic trends. Obligations related to non-cancellable purchase orders for inventories match current and forecasted sales orders that will consume these ordered materials and actual consumption of these ordered materials are compared to expected demand regularly. The Company anticipates total obligations related to long-

term supply agreements for inventories will be recovered because quantities are less than management's expected demand for its solar power products. The terms of the long-term supply agreements are reviewed by management and the Company assesses the need for any accruals for estimated losses on adverse purchase commitments, such as lower of cost or market value adjustments that will not be recovered by future sales prices, forfeiture of advanced deposits and liquidated damages, as necessary.

Advances to Suppliers

As noted above, the Company has entered into agreements with various polysilicon, ingot, wafer, solar cell, and solar panel vendors that specify future quantities and pricing of products to be supplied by the vendors for periods up to 10 years. Certain agreements also provide for penalties or forfeiture of advanced deposits in the event the Company terminates the arrangements. Under certain agreements, the Company is required to make prepayments to the vendors over the terms of the arrangements. During the year ended December 30, 2012, the Company paid advances totaling $43.8 million, in accordance with the terms of existing long-term supply agreements. As of December 30, 2012 and January 1, 2012, advances to suppliers totaled $351.4 million and $327.5 million, respectively, the current portion of which is $50.3 million and $43.1 million, respectively. Two suppliers accounted for 76% and 23% of total advances to suppliers as of December 30, 2012, and 74% and 20% as of January 1, 2012.

The Company's future prepayment obligations related to these agreements as of December 30, 2012 are as follows:

(In thousands)	Amount
Year
2013	$81,627
2014	65,791
$147,418

Advances from Customers

In November 2010, the Company and AUOSP entered into an agreement under which the Company will resell to AUOSP polysilicon purchased from a third-party supplier and AUOSP will provide prepayments to the Company related to such polysilicon, which prepayments will then be made by the Company to the third-party supplier. Prepayments paid by AUOSP to the Company in fiscal 2012 and 2011 were $70.0 million and $30.0 million, respectively. Beginning in the first quarter of fiscal 2011 and continuing through 2020, these advance payments will be applied as a credit against AUOSP’s polysilicon purchases from the Company. Such polysilicon is used by AUOSP to manufacture solar cells which are sold to the Company on a "cost-plus" basis. As of December 30, 2012 and January 1, 2012, the outstanding advance was $190.1 million and $126.5 million, respectively, of which $8.8 million and $5.4 million, respectively, has been classified in short-term customer advances and $181.3 million and $121.1 million, respectively, in long-term customer advances in the Consolidated Balance Sheet, based on projected product shipment dates.

In August 2007, the Company entered into an agreement with a third party to supply polysilicon. Under the polysilicon agreement, the Company received advances of $40.0 million in each of fiscal 2008 and 2007 from this third party. Beginning in the first quarter of fiscal 2010, these advance payments are applied as a credit against the third party’s polysilicon purchases from the Company. Such polysilicon is used by the third party to manufacture ingots, and potentially wafers, which can be sold to the Company or other customers. As of December 30, 2012 and January 1, 2012, the outstanding advance was $56.1 million and $64.1 million, respectively, of which $8.1 million and $8.1 million, respectively, has been classified in short-term customer advances and $48.0 million and $56.0 million, respectively, in long-term customer advances in the Consolidated Balance Sheet, based on projected product shipment dates. The Company provided security for the advances in the form of collateralized manufacturing equipment with a net book value of $16.5 million and $21.1 million as of December 30, 2012 and January 1, 2012, respectively. As of December 30, 2012 and January 1, 2012, the Company also had $32.0 million and $36.0 million, respectively, of letters of credit issued by Deutsche Bank and zero and $7.5 million restricted cash held in escrow, respectively (see Notes 7 and 12).

The Company has also entered into other agreements with customers who have made advance payments for solar power products. These advances will be applied as shipments of product occur or upon completion of certain project milestones. As of December 30, 2012 and January 1, 2012, such customers had made advances of $49.5 million and $39.4 million, respectively, in the aggregate.

The estimated utilization of advances from customers as of December 30, 2012 is as follows:

(In thousands)	Amount
Year
2013	$59,648
2014	28,799
2015	26,387
2016	30,713
2017	35,039
Thereafter	115,144
$295,730

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

Provisions for warranty reserves charged to cost of revenue were $29.8 million, $37.9 million and $23.4 million in the year ended December 30, 2012, January 1, 2012, and January 2, 2011, respectively:

	Year ended
(In thousands)	December 30, 2012	January 1, 2012	January 2, 2011
Balance at the beginning of the period (1)	$94,323	$63,562	$46,475
Accruals for warranties issued during the period	29,833	37,927	23,362
Settlements made during the period	(6,984)	(7,166)	(6,275)
Balance at the end of the period	$117,172	$94,323	$63,562

(1)	As adjusted to reflect the balances of Tenesol beginning October 10, 2011, as required under the accounting guidelines for a transfer of an entity under common control (see Note 3).

Contingent Obligations

Projects often require the Company to undertake obligations including: (i) system output performance guarantees; (ii) system maintenance; (iii) penalty payments or customer termination rights if the system the Company is constructing is not commissioned within specified timeframes or other milestones are not achieved; and (iv) system put-rights whereby the Company could be required to buy-back a customer's system at fair value on specified future dates if certain minimum performance thresholds are not met for periods of up to two years. Historically the systems have performed significantly above the performance guarantee thresholds, and there have been no cases in which the Company had to buy back a system.

Future Financing Commitments

The Company is required to provide certain funding under the joint venture agreement with AU Optronics Singapore Pte. Ltd. ("AUO") and another financing agreement with a third party, subject to certain conditions (see Note 11).

The Company's future financing obligations related to these agreements as of December 30, 2012 are as follows:

(In thousands)	Amount
Year
2013	$150,208
2014	96,770
$246,978

Liabilities Associated with Uncertain Tax Positions

Due to the complexity and uncertainty associated with its tax positions, the Company cannot make a reasonably reliable estimate of the period in which cash settlement, if any, would be made for its liabilities associated with uncertain tax positions in other long-term liabilities. Total liabilities associated with uncertain tax positions were $35.0 million and $29.3 million as of December 30, 2012 and January 1, 2012, respectively, and are included in "Other long-term liabilities" in the Company's Consolidated Balance Sheets as they are not expected to be paid within the next twelve months (see Note 14).

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

Legal Matters

Three securities class action lawsuits were filed against the Company and certain of its current and former officers and directors in the United States District Court for the Northern District of California on behalf of a class consisting of those who acquired the Company's securities from April 17, 2008 through November 16, 2009. The cases were consolidated as In re SunPower Securities Litigation, Case No. CV-09-5473-RS (N.D. Cal.), and lead plaintiffs and lead counsel were appointed on March 5, 2010. Lead plaintiffs filed a consolidated complaint on May 28, 2010. The actions arise from the Audit Committee's investigation announcement on November 16, 2009 regarding certain unsubstantiated accounting entries. The consolidated complaint alleges that the defendants made material misstatements and omissions concerning the Company's financial results for 2008 and 2009, seeks an unspecified amount of damages, and alleges violations of sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and sections 11 and 15 of the Securities Act of 1933. The court held a hearing on the defendants' motions to dismiss the consolidated complaint on November 4, 2010. The court dismissed the consolidated complaint with leave to amend on March 1, 2011. An amended complaint was filed on April 18, 2011. The amended complaint added two former employees of the Company as defendants. Defendants filed motions to dismiss the amended complaint on May 23, 2011. The motions to dismiss the amended complaint were heard by the court on August 11, 2011. On December 19, 2011, the court granted in part and denied in part the motions to dismiss, dismissing the claims brought pursuant to sections 11 and 15 of the Securities Act of 1933 and the claims brought against the two newly added former employees. On December 14, 2012, the Company announced that it reached an agreement in principle to settle the consolidated securities class action lawsuit for $19.7 million The Company recorded a charge in its fiscal fourth quarter of 2012 in the same amount which is further classified within "Accrued liabilities" on the Company's Consolidated Balance Sheets as of December 30, 2012. On February 1, 2013, the parties filed a stipulation of settlement and a motion for preliminary approval of the settlement. The motion is noticed to be heard on March 14, 2013. The settlement is subject to certain conditions, including final approval by the court after members of the proposed settlement class receive notice and an opportunity to be heard. Until the conditions to the settlement have been satisfied, there can be no assurance that the settlement will become final. If the settlement does not become final, the Company believes it has meritorious defenses to these allegations and will vigorously defend itself in these matters.

Derivative actions purporting to be brought on the Company's behalf have also been filed in state and federal courts against several of the Company's current and former officers and directors based on the same events alleged in the securities class action lawsuits described above. The California state derivative cases were consolidated as In re SunPower Corp. S'holder

Derivative Litig., Lead Case No. 1-09-CV-158522 (Santa Clara Sup. Ct.), and co-lead counsel for plaintiffs have been appointed. The complaints assert state-law claims for breach of fiduciary duty, abuse of control, unjust enrichment, gross mismanagement, and waste of corporate assets. Plaintiffs filed a consolidated amended complaint on March 5, 2012. The federal derivative complaints were consolidated as In re SunPower Corp. S'holder Derivative Litig., Master File No. CV-09-05731-RS (N.D. Cal.), and lead plaintiffs and co-lead counsel were appointed on January 4, 2010. The federal complaints assert state-law claims for breach of fiduciary duty, waste of corporate assets, and unjust enrichment, and seek an unspecified amount of damages. Plaintiffs filed a consolidated complaint on May 13, 2011. A Delaware state derivative case, Brenner v. Albrecht, et al., C.A. No. 6514-VCP (Del Ch.), was filed on May 23, 2011 in the Delaware Court of Chancery. The complaint asserts state-law claims for breach of fiduciary duty and contribution and indemnification, and seeks an unspecified amount of damages. The Company intends to oppose all the derivative plaintiffs' efforts to pursue this litigation on the Company's behalf. Defendants moved to stay or dismiss the Delaware derivative action on July 5, 2011. The motion to stay was heard by the court on October 27, 2011, and on January 27, 2012 the court granted the Company's motion and stayed the case indefinitely subject to the plaintiffs seeking to lift the stay under specified conditions. The Company is currently unable to determine if the resolution of these matters will have an adverse effect on the Company's financial position, liquidity or results of operations.

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

Note 11. EQUITY METHOD INVESTMENTS

The Company accounts for its equity interests in its unconsolidated investees as described below under the equity method of accounting as it has the ability to exercise significant influence, but does not own a majority equity interest in, or otherwise control, the investees. As of December 30, 2012 and January 1, 2012, the Company's carrying value of its equity method investments totaled $111.5 million and $129.9 million, respectively, and is classified as “Other long-term assets” in its Consolidated Balance Sheets. The Company's share of its earnings (loss) from equity method investments is reflected as "Equity in earnings (loss) of unconsolidated investees" in its Consolidated Statement of Operations.

The Company reviews its equity investments for events or other factors which may indicate an other-than-temporary decline in value. During the second quarter of fiscal 2012 the Company recorded a $6.9 million impairment charge to "Other, net" in the Consolidated Statement of Operations as it determined current market and operating conditions indicated an inability to recover the carrying amount of one of its investments.

Related Party Transactions with Equity Method Investees:

	As of
(In thousands)	December 30, 2012	January 1, 2012
Accounts receivable	$17,847	$74,396
Accounts payable	63,469	109,700
Other long-term assets:
Long-term note receivable	1,040	—

	Year ended
(In thousands)	December 30, 2012	January 1, 2012	January 2, 2011
Payments made to equity method investees for products/services	$519,132	$350,158	$87,153

Equity Investment in Huaxia CPV (Inner Mongolia) Power Co., Ltd. ("CCPV")

In December 2012, the Company entered into an agreement with Tianjin Zhonghuan Semiconductor Co. Ltd. ("TZS"), Inner Mongolia Power Group Co. Ltd. ("IMP") and Hohhot Jinqiao City Development Company Co., Ltd. ("HJCD") to form CCPV, a jointly owned entity to manufacture and deploy the Company's C-7 Tracker concentrator technology in Inner Mongolia and other regions in China. Huaxia CPV will be based in Hohhot, Inner Mongolia. Under the terms of the agreement, the Company will invest RMB 100,000,000 (or approximately $15.9 million based on the exchange rate as of

December 30, 2012), for a 25% equity ownership in CCPV, with the investment to be made over a period of two years subsequent to the establishment of the entity. The establishment of the entity is subject to approval of the PRC government. No contributions have been made to date.

Equity Investment in Diamond Energy Pty Ltd. ("Diamond Energy")

In October 2012, the Company made a $3.0 million equity investment in Diamond Energy, an alternative energy project developer and clean electricity retailer headquartered in Melbourne, Australia, in exchange for a 25% equity ownership. The Company additionally provided Diamond Energy $1.0 million under a five year convertible note agreement. The Company will lend an additional $1.0 million under the convertible note agreement during fiscal 2013 and will receive interest of 1% per annum on the amounts lent to Diamond Energy, to be paid upon conversion or maturity.

The Company has concluded that it is not the primary beneficiary of Diamond Energy since, although the Company is obligated to absorb losses and has the right to receive benefits, the Company alone does not have the power to direct the activities of Diamond that most significantly impact its economic performance. The Company accounts for its investment in Diamond using the equity method since the Company is able to exercise significant influence over Diamond due to its board position.

Equity Investment and Joint Venture with AUOSP

In fiscal 2010, the Company, AUO and AU Optronics Corporation, the ultimate parent company of AUO ("AUO Taiwan") formed the joint venture AUOSP (formerly SunPower Malaysia Manufacturing Sdn. Bhd, a wholly owned subsidiary of the Company). The Company and AUO each own 50% of the joint venture, AUOSP. AUOSP owns a solar cell manufacturing facility ("FAB 3") in Malaysia and manufactures solar cells and sells them on a "cost-plus" basis to the Company and AUO.

In connection with the joint venture agreement, the Company and AUO also entered into licensing and joint development, supply, and other ancillary transaction agreements. Through the licensing agreement, the Company and AUO licensed to AUOSP, on a non-exclusive, royalty-free basis, certain background intellectual property related to solar cell manufacturing (in the case of the Company), and manufacturing processes (in the case of AUO). Under the seven-year supply agreement with AUOSP, renewable by the Company for one-year periods thereafter, the percentage of AUOSP's total annual output allocated on a monthly basis to the Company, which the Company is committed to purchase, ranged from 95% in the fourth quarter of fiscal 2010 to 80% in fiscal year 2013 and thereafter. The Company and AUO have the right to reallocate supplies from time to time under a written agreement. As required under the joint venture agreement, in fiscal 2010, the Company and AUOSP entered into an agreement under which the Company will resell to AUOSP polysilicon purchased from a third-party supplier and AUOSP will provide prepayments to the Company related to such polysilicon, which prepayment will then be made by the Company to the third-party supplier.

The Company and AUO are not permitted to transfer any of AUOSP's shares held by them, except to each other and to their direct or indirect wholly-owned subsidiaries. In the joint venture agreement, the Company and AUO agreed to each contribute additional amounts through 2014 amounting to $241.0 million, or such lesser amount as the parties may mutually agree. In addition, if AUOSP, the Company or AUO requests additional equity financing to AUOSP, then the Company and AUO will each be required to make additional cash contributions of up to $50.0 million in the aggregate (See Note 10).

The Company has concluded that it is not the primary beneficiary of AUOSP since, although the Company and AUO are both obligated to absorb losses or have the right to receive benefits, the Company alone does not have the power to direct the activities of AUOSP that most significantly impact its economic performance. In making this determination the Company considered the shared power arrangement, including equal board governance for significant decisions, elective appointment, and the fact that both parties contribute to the activities that most significantly impact the joint venture's economic performance. The Company accounts for its investment in AUOSP using the equity method as a result of the shared power arrangement. As of December 30, 2012, the Company's maximum exposure to loss as a result of its involvement with AUOSP is limited to the carrying value of its investment.

As a result of the shared power arrangement established upon the formation of the joint venture, the Company deconsolidated AUOSP in the third quarter of fiscal 2010 and subsequently accounts for its 50% retained investment under the equity method. In fiscal 2010, the Company recognized a non-cash gain of $36.8 million classified as "Gain on deconsolidation of consolidated subsidiary" in the Consolidated Statement of Operations as a result of deconsolidating the carrying value of AUOSP as of July 5, 2010 and recording the fair value of its retained investment in the entity.

Equity Investment in First Philec Solar Corporation ("First Philec Solar")

In fiscal 2007, the Company and First Philippine Electric Corporation ("First Philec") formed First Philec Solar, a jointly owned entity to provide wafer slicing services of silicon ingots to the Company in the Philippines. The Company supplied to First Philec Solar silicon ingots and technology required for slicing silicon. Once manufactured, the Company purchased the completed silicon wafers from First Philec Solar under a six-year wafering supply and sales agreement, which the Company terminated in the third quarter of fiscal 2012. There is no obligation or expectation for the Company to provide additional funding to First Philec Solar.

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

Equity Investment in Woongjin Energy Co., Ltd ("Woongjin Energy")

In fiscal 2006, the Company and Woongjin Holdings Co., Ltd. ("Woongjin") formed Woongjin Energy, a jointly owned entity to manufacture monocrystalline silicon ingots in Korea. The Company may supply polysilicon, services, and technical support required for silicon ingot manufacturing to Woongjin Energy. Once manufactured, the Company may purchase the silicon ingots from Woongjin Energy under a nine-year agreement through 2016. There is no obligation or expectation for the Company to provide additional funding to Woongjin Energy.

During fiscal 2010, Woongjin Energy completed its initial public offering ("IPO") and the sale of 15.9 million new shares of common stock. The Company did not participate in the common stock issuance and its percentage of ownership was subsequently diluted. As a result of the IPO, the Company concluded that Woongjin Energy was no longer a variable interest entity. In fiscal 2010, the Company recognized a non-cash gain of $28.3 million classified within "Gain on change in equity interest in unconsolidated investees" due to its equity interest in Woongjin Energy being diluted as a result of the issuance of additional equity to other investees.

During fiscal 2011, the Company sold 15.5 million shares of Woongjin Energy on the open market, reducing the Company's percentage equity ownership in Woongjin Energy from 31% to 6%. In fiscal 2011, the Company recognized a cash gain of $5.9 million classified as "Gain on sale of equity interest in unconsolidated investee" in the Company's Consolidated Statement of Operations as a result of the share sale. As of January 1, 2012, the Company held 3.9 million shares of Woongjin Energy. During the first quarter of fiscal 2012, the Company sold its remaining shares of Woongjin Energy on the open market for total proceeds which equaled the remaining investment carrying balance. As a result, the Company's percentage equity ownership and investment carrying balance was reduced to zero.

The Company accounted for its former investment in Woongjin Energy using the equity method as the Company was able to exercise significant influence over Woongjin Energy due to its board position and its consumption of a significant portion of their output.

Note 12. DEBT AND CREDIT SOURCES

The following table summarizes the Company's outstanding debt as of December 30, 2012 and the related maturity dates:

		Payments Due by Period
(In thousands)	Face Value	2013	2014	2015	2016	2017	Beyond 2017
Convertible debt:
4.50% debentures	$250,000	$—	$—	$250,000	$—	$—	$—
4.75% debentures	230,000	—	230,000	—	—	—	—
0.75% debentures	79	—	—	79	—	—	—
IFC mortgage loan	75,000	12,500	15,000	15,000	15,000	15,000	2,500
CEDA loan	30,000	—	—	—	—	—	30,000
Credit Agricole revolving credit facility	275,000	—	275,000	—	—	—	—
Other debt (1)	1,368	134	78	84	44	—	1,028
	$861,447	$12,634	$520,078	$265,163	$15,044	$15,000	$33,528

(1)	The balance of Other debt excludes payments related to capital leases which are disclosed in Note 10. "Commitments and Contingencies" to these consolidated financial statements.

Convertible Debt

The following table summarizes the Company's outstanding convertible debt:

	December 30, 2012			January 1, 2012
(In thousands)	Carrying Value	Face Value	Fair Value (1)	Carrying Value	Face Value	Fair Value (1)
Convertible debt:
4.50% debentures	$208,550	$250,000	$228,750	$193,189	$250,000	$205,905
4.75% debentures	230,000	230,000	218,960	230,000	230,000	200,967
1.25% debentures	—	—	—	196,710	198,608	197,615
0.75% debentures	79	79	79	79	79	79
	$438,629	$480,079	$447,789	$619,978	$678,687	$604,566

(1)	The fair value of the convertible debt was determined using Level 1 inputs based on quarterly market prices as reported by an independent pricing source.

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

The 4.50% debentures are convertible only into cash, and not into shares of the Company's common stock (or any other securities). Prior to December 15, 2014, if the weighted average price of the Company's common stock is more than 130% of the then current conversion price for at least 20 out of 30 consecutive trade days in the last month of the fiscal quarter, then holders of the 4.50% debentures have the right to convert the debentures any day in the following fiscal quarter and, thereafter, they will be convertible at any time, based on an initial conversion price of $22.53 per share of the Company's common stock. The conversion price will be subject to adjustment in certain events, such as distributions of dividends or stock splits. Upon conversion, the Company will deliver an amount of cash calculated by reference to the price of its common stock over the applicable observation period. The Company may not redeem the 4.50% debentures prior to maturity. Holders may also require the Company to repurchase all or a portion of their 4.50% debentures upon a fundamental change, as defined in the debenture agreement, at a cash repurchase price equal to 100% of the principal amount plus accrued and unpaid interest. In the event of certain events of default, such as the Company's failure to make certain payments or perform or observe certain obligations thereunder, Wells Fargo, the trustee, or holders of a specified amount of then-outstanding 4.50% debentures will have the right to declare all amounts then outstanding due and payable.

The embedded cash conversion option within the 4.50% debentures and the $30.0 million over-allotment option related to the 4.50% debentures are derivative instruments that are required to be separated from the 4.50% debentures and accounted for separately as derivative instruments (derivative liabilities) with changes in fair value reported in the Company's Consolidated Statements of Operations until such transactions settle or expire. The initial fair value liability of the embedded cash conversion option and over-allotment option were classified within "Other long-term liabilities" and simultaneously reduced the carrying value of "Convertible debt, net of current portion" in the Company's Consolidated Balance Sheet. On April 5, 2010, the initial purchasers of the 4.50% debentures exercised the $30.0 million over-allotment option in full.

During fiscal 2012 and 2011, the Company recognized a non-cash gain of $1.6 million and $34.0 million, respectively, recorded in "Gain on mark-to-market derivatives" in the Company's Consolidated Statement of Operations related to the change in fair value of the embedded cash conversion option. In fiscal 2010, the Company recognized a non-cash gain of $45.2 million in "Gain on mark-to-market derivatives" in the Company's Consolidated Statement of Operations related to the change in the fair value of the embedded cash conversion option and the over-allotment option.

In fiscal 2012, 2011 and 2010, the Company recognized $15.2 million, $13.4 million, and $7.4 million in non-cash interest expense, respectively, related to the amortization of the debt discount on the 4.50% debentures. As of December 30, 2012 the remaining periods over which the unamortized debt discount will be recognized is as follows:

(In thousands)	Debt Discount
2013	$17,340
2014	19,748
2015	4,362
$41,450

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

Under the terms of the 4.50% Bond Hedge, the Company bought from affiliates of certain of the initial purchasers options to acquire, at an exercise price of $22.53 per share, subject to customary adjustments for anti-dilution and other events, cash in an amount equal to the market value of up to 11.1 million shares of the Company's common stock. Under the terms of the original 4.50% Warrants the Company sold to affiliates of certain of the initial purchasers of the 4.50% cash convertible debentures warrants to acquire, at an exercise price of $27.03 per share, subject to customary adjustments for anti-dilution and other events, cash in an amount equal to the market value of up to 11.1 million shares of the Company's common stock. On December 23, 2010, the Company amended and restated the original 4.50% Warrants so that the holders would, upon exercise, no longer receive cash but instead would acquire up to 11.1 million shares of the Company's common stock. Each 4.50% Bond Hedge and 4.50% Warrant transaction is a separate transaction, entered into by the Company with each counterparty, and is not part of the terms of the 4.50% debentures. According to the counterparties to the warrants, the consummation of the Total Tender Offer triggered their rights to make a downward adjustment to the strike price of the warrants. In the third quarter of fiscal 2011, the Company and the counter parties to the 4.50% Warrants agreed to reduce the exercise price of the 4.50% Warrants from $27.03 to $24.00.

The 4.50% Bond Hedge, which is indexed to the Company's common stock, is a derivative instrument that requires mark-to-market accounting treatment due to the cash settlement features until such transactions settle or expire. The original 4.50% Warrants was a derivative instrument that required mark-to-market accounting until their amendment on December 23, 2010. The initial fair value of the 4.50% Bond Hedge and the original 4.50% Warrants was classified as "Other long-term assets" in the Company's Consolidated Balance Sheets.

During the years ended December 30, 2012 and January 1, 2012, the Company recognized a non-cash loss of $1.6 million and $34.0 million, respectively, in ""Gain on mark-to-market derivatives" in the Company's Consolidated Statement of

Operations" in the Company's Consolidated Statement of Operations related to the change in fair value of the 4.50% Bond Hedge. In fiscal 2010, the Company recognized a non-cash loss of $9.4 million in "Gain on mark-to-market derivatives" in the Company's Consolidated Statement of Operations related to the net change in the fair value of the 4.50% Bond Hedge and the original 4.50% Warrants.

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

1.25% Debentures

In fiscal 2007, the Company issued $200.0 million in principal amount of its 1.25% senior convertible debentures and received net proceeds of $194.0 million. During the fourth quarter of fiscal 2008, the Company received notices for the conversion of $1.4 million in principal amount of the 1.25% debentures which it settled for $1.2 million in cash and 1,000 shares of common stock. As of January 1, 2012, an aggregate principal amount of $198.6 million of the 1.25% debentures remained issued and outstanding. The 1.25% debentures had a maturity date of February 15, 2027 unless repurchased or converted in accordance with their terms prior to such date. Holders had the option to require the Company to repurchase all or a portion of their 1.25% debentures on each of February 15, 2012, February 15, 2017 and February 15, 2022, or if the Company experiences certain types of corporate transactions constituting a fundamental change, as defined in the indenture governing the 1.25% debentures. In addition, the Company could redeem some or all of the 1.25% debentures on or after February 15, 2012. Accordingly, the Company classified the 1.25% debentures as short-term liabilities in the Consolidated Balance Sheets as of January 1, 2012. On February 16, 2012, based upon the exercise of the holders' put rights, the Company repurchased $198.6 million in principal amount of the 1.25% debentures at a cash price of $199.8 million, representing 100% of the principal amount of the 1.25% debentures plus accrued and unpaid interest. None of the 1.25% debentures remained issued and outstanding after the repurchase.

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

As of January 1, 2012, the fair value of the 1.8 million outstanding loaned shares of common stock was $11.2 million. In connection with the Company's repurchase of 100% of the principal amount of the 1.25% debentures, on February 23, 2012, the 1.8 million shares of the Company's common stock lent to CSI were returned and the share lending agreement was thereby terminated.

Other Debt and Credit Sources

Mortgage Loan Agreement with IFC

On May 6, 2010, the Company entered into a mortgage loan agreement with IFC. Under the loan agreement, the Company may borrow up to $75.0 million during the first two years, and shall repay the amount borrowed, starting 2 years after the date of borrowing, in 10 equal semiannual installments over the following 5 years. On October 3, 2012, IFC granted a temporary waiver of a financial covenant for the fourth quarter of fiscal 2012 through the fourth quarter of fiscal 2013. Subsequent to the waiver, the Company is required to pay interest of LIBOR plus 3% per annum on outstanding borrowings through January 5, 2013; interest of LIBOR plus 4.25% per annum on outstanding borrowings from January 6, 2013 through September 30, 2013; interest of LIBOR plus 5% per annum on outstanding borrowings from October 1, 2013 through January 5, 2014; a front-end fee of 1% on the principal amount of borrowings at the time of borrowing; and a commitment fee of 0.5% per annum on funds available for borrowing and not borrowed. If we utilize the waiver for the fourth quarter of 2013, the 2013 rates would continue to apply in 2014. If the Company does not need to utilize the waiver, it is required to pay interest of LIBOR plus 3% per annum on outstanding borrowings; a front-end fee of 1% on the principal amount of borrowings at the time of borrowing; and a commitment fee of 0.5% per annum on funds available for borrowing and not borrowed. The Company may prepay all or a part of the outstanding principal, subject to a 1% prepayment premium. The Company has pledged certain assets as collateral supporting its repayment obligations. Additionally, in accordance with the terms of the agreement, the Company is required to establish a debt service reserve account which shall contain the amount, as determined by IFC, equal to the aggregate principal and interest due on the next succeeding interest payment date after such date. As of December 30, 2012 and January 1, 2012, the Company had restricted cash and cash equivalents of $6.4 million and $1.3 million, respectively, related to the IFC debt service reserve.

The Company's outstanding borrowings under the mortgage loan agreement with IFC on its Consolidated Balance Sheets are as follows:

	As of
(In thousands)	December 30, 2012	January 1, 2012
Short-term debt	$12,500	$—
Long-term debt	62,500	75,000
	$75,000	$75,000

Loan Agreement with California Enterprise Development Authority ("CEDA")

On December 29, 2010, the Company borrowed the proceeds of the $30.0 million aggregate principal amount of CEDA's tax-exempt Recovery Zone Facility Revenue Bonds (SunPower Corporation - Headquarters Project) Series 2010 (the "Bonds") maturing April 1, 2031 under a loan agreement with CEDA. The Company's obligations under the loan agreement are contained in a promissory note dated December 29, 2010 issued by the Company to CEDA, which assigned the promissory note, along with all right, title and interest in the loan agreement, to Wells Fargo, as trustee, with respect to the Bonds for the benefit of the holders of the Bonds. The Bonds initially bore interest at a variable interest rate (determined weekly), but in June 2011, at the Company's option, were converted into fixed-rate bonds at 8.50% per annum (which include covenants of, and other restrictions on the Company). Additionally, in accordance with the terms of the loan agreement, the Company is required to keep all loan proceeds on deposit with Wells Fargo, the trustee, until funds are withdrawn by it for use in relation to the design and leasehold improvements of its new corporate headquarters in San Jose, California. As of December 30, 2012 and January 1, 2012, the Company had restricted cash and cash equivalents of $3.0 million and $10.0 million, respectively, for design and leasehold improvements and debt service reserves under the CEDA loan agreement.

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

The Company's outstanding borrowings under the loan agreement with CEDA on its Consolidated Balance Sheets is as follows:

	As of
(In thousands)	December 30, 2012	January 1, 2012
Long-term debt	$30,000	$30,000

September 2011 Revolving Credit Facility with Credit Agricole

On September 27, 2011, the Company entered into a revolving credit agreement with Credit Agricole, as administrative agent, and certain financial institutions, under which the Company may borrow up to $275.0 million until September 27, 2013. Amounts borrowed may be repaid and reborrowed until September 27, 2013.

On December 24, 2012, the Company amended the facility to reflect Total S.A.'s guarantee of its obligations under the facility. The facility amendment extended the maturity date to January 31, 2014, reduced interest rates payable and removed certain financial and restrictive covenants. Subsequent to the amendment, the Company is required to pay interest on outstanding borrowings of (a) with respect to any LIBOR loan, 0.6% plus the LIBOR divided by a percentage equal to one minus the stated maximum rate of all reserves required to be maintained against "Eurocurrency liabilities" as specified in Regulation D; and (b) with respect to any alternative base loan, 0.25% plus the greater of (1) the prime rate, (2) the Federal Funds rate plus 0.5%, and (3) the one month LIBOR plus 1%; and a commitment fee equal to 0.06% per annum on funds available for borrowing and not borrowed.

The Company's outstanding borrowings under the revolving credit facility with Credit Agricole on its Consolidated Balance Sheets is as follows:

	As of
(In thousands)	December 30, 2012	January 1, 2012
Long-term debt	$275,000	$250,000

Liquidity Support Agreement with Total S.A.

On February 28, 2012, the Company entered into a Liquidity Support Agreement with Total S.A. and the DOE, and a series of related agreements with Total S.A. and Total, under which Total S.A. has agreed to provide the Company, or cause to be provided, additional liquidity under certain circumstances (see Note 2). As of December 30, 2012, $325.0 million remained available to the Company under the facility.

Other Debt

Other debt is comprised of non-recourse project loans related to Tenesol established in 2003 and 2008 which are scheduled to mature through 2028 and totaled $1.1 million and $1.2 million as of December 30, 2012 and January 1, 2012, respectively. Also, the Company's sublessor has made improvements to one of the Company's operating leases, reimbursable by the Company at monthly installments over the remaining lease term. The outstanding balance of the loan as of December 30, 2012 is $0.3 million.

On November 9, 2011, the Company entered into a short-term construction loan agreement with a third party financial institution under which the Company may obtain non-recourse financing up to $31.4 million to facilitate the development of an 18 MW utility and power plant project under construction in California. The Company was required to pay interest of LIBOR plus 2.50% per annum. In the second and third quarters of fiscal 2012 the Company received funds under the construction loan agreement totaling $27.6 million, which was fully repaid on October 23, 2012.

The Company's outstanding project loans on its Consolidated Balance Sheets are as follows:

	As of
(In thousands)	December 30, 2012	January 1, 2012
Short-term debt	$134	$—
Long-term debt	1,234	1,240
	$1,368	$1,240

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

As of December 30, 2012 and January 1, 2012, letters of credit issued under the August 2011 letter of credit facility with Deutsche Bank totaled $725.3 million and $710.8 million, respectively.

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

As of December 30, 2012 and January 1, 2012, letters of credit issued under the Deutsche Bank Trust facility amounted to $17.5 million and $51.3 million, respectively, which were fully collateralized with restricted cash on the Consolidated Balance Sheets.

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

On September 27, 2011, the Company repaid €75.0 million, or approximately $107.7 million based on the exchange rate as of that date, of outstanding borrowings plus fees, using proceeds received from the September 2011 revolving credit facility with Credit Agricole described above, and terminated the facility.

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

On August 9, 2011, the Company terminated its April 2010 letter of credit facility agreement with Deutsche Bank subsequent to the establishment of the August 2011 letter of credit facility agreement, as described above. All outstanding letters of credit under the April 2010 letter of credit facility were transferred to the August 2011 letter of credit facility and $197.8 million in collateral as of August 9, 2011 was released to the Company.

October 2010 Collateralized Revolving Credit Facility with Union Bank

On October 29, 2010, the Company entered into a revolving credit facility with Union Bank. Until the maturity date of October 28, 2011, the Company was able to borrow up to $70.0 million under the revolving credit facility. Amounts borrowed could be repaid and reborrowed until October 28, 2011. As collateral under the revolving credit facility, the Company pledged its holding of 19.4 million shares of common stock of Woongjin Energy to Union Bank.

The Company was required to pay interest on outstanding borrowings of, at its option, (1) LIBOR plus 2.75% or (2) 1.75% plus a base rate equal to the highest of (a) the federal funds rate plus 1.5%, (b) Union Bank's prime rate as announced from time to time, or (c) LIBOR plus 1.0%, per annum; a front-end fee of 0.40% on the available borrowing; and a commitment fee of 0.25% per annum on funds available for borrowing and not borrowed.

The Company repaid $70.0 million of outstanding borrowings plus fees in the second quarter of fiscal 2011. On June 20, 2011, the Company terminated the facility and the pledge on all shares of Woongjin Energy held by the Company.

July 2011 Uncollateralized Revolving Credit Facility with Union Bank

On July 18, 2011, the Company entered into a Credit Agreement with Union Bank under which the Company was able to borrow up to $50.0 million from Union Bank until October 28, 2011. Amounts borrowed could be repaid and reborrowed until October 28, 2011. All outstanding amounts under the facility were due and payable on October 31, 2011. On July 18, 2011, the Company drew down $50.0 million under the credit facility.

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

On September 27, 2011, the Company repaid $50.0 million of outstanding borrowings plus fees, using proceeds received from the July 2011 revolving credit facility with Credit Agricole described above, and terminated the facility.

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

The Company is required to recognize derivative instruments as either assets or liabilities at fair value in its Balance Sheets. It is the Company's policy to present all derivative fair value amounts gross on its Consolidated Balance Sheets regardless of legal right of offset. The Company utilizes mid-market pricing to calculate the fair value of its option and forward contracts based on market volatilities, spot and forward rates, interest rates, and credit default swaps rates from published sources. The following table presents information about the Company's hedge instruments measured at fair value on a recurring basis as of December 30, 2012 and January 1, 2012, all of which utilize Level 2 inputs under the fair value hierarchy:

(In thousands)	Balance Sheet Classification	December 30, 2012	January 1, 2012
Assets	Prepaid expenses and other current assets
Derivatives designated as hedging instruments:
Foreign currency option contracts		$519	$5,550
Foreign currency forward exchange contracts		—	47
		$519	$5,597
Derivatives not designated as hedging instruments:
Foreign currency option contracts		$25	$5,080
Foreign currency forward exchange contracts		731	23,745
		$756	$28,825

Liabilities	Accrued liabilities
Derivatives designated as hedging instruments:
Foreign currency option contracts		$387	$—
Foreign currency forward exchange contracts		23	105
		$410	$105

Derivatives not designated as hedging instruments:
Foreign currency option contracts		$26	$—
Foreign currency forward exchange contracts		4,455	14,830
		$4,481	$14,830

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

The following table summarizes the amount of unrealized gain or loss recognized in "Accumulated other comprehensive income (loss)" ("OCI") in "Stockholders' equity" in the Consolidated Balance Sheets:

	Year ended
(In thousands)	December 30, 2012	January 1, 2012	January 2, 2011
Derivatives designated as cash flow hedges:
Unrealized gain (loss) recognized in OCI (effective portion)	$(1,720)	$(32,224)	$56,755
Less: Loss (gain) reclassified from OCI to revenue (effective portion)	(8,996)	30,456	(46,109)
Less: Loss reclassified from OCI to other, net (1)	—	1,593	—
Add: Loss reclassified from OCI to cost of revenue (effective portion)	—	—	12,478
Net gain (loss) on derivatives	$(10,716)	$(175)	$23,124

(1)
During 2011, the Company reclassified from OCI to "Other, net" a net loss of $1.6 million relating to transactions previously designated as effective cash flow hedges as the related forecasted transactions did not occur or were concluded probable not to occur in the hedge period or within the additional two month time period thereafter.

The following table summarizes the amount of gain or loss recognized in "Other, net" in the Consolidated Statements of Operations in the years ended December 30, 2012, January 1, 2012, and January 2, 2011:

	Year ended
(In thousands)	December 30, 2012	January 1, 2012	January 2, 2011
Derivatives designated as cash flow hedges:
Loss recognized in "Other, net" on derivatives (ineffective portion and amount excluded from effectiveness testing) (1)	$(1,853)	$(18,235)	$(25,659)
Derivatives not designated as hedging instruments:
Gain (loss) recognized in "Other, net"	$3,126	$(3,972)	$36,607

(1)
The amount of loss recognized related to the ineffective portion of derivatives was insignificant. This amount also includes a net loss of $1.6 million reclassified from OCI to "Other, net" in the year ended January 1, 2012 relating to transactions previously designated as effective cash flow hedges as the related forecasted transactions did not occur or were concluded probable not to occur in the hedge period or within the additional two month time period thereafter.

Foreign Currency Exchange Risk

Designated Derivatives Hedging Cash Flow Exposure

The Company's subsidiaries have had and will continue to have material cash flows, including revenues and expenses, which are denominated in currencies other than their functional currencies. The Company's cash flow exposure primarily relates to anticipated third party foreign currency revenues and expenses. Changes in exchange rates between the Company's subsidiaries' functional currencies and other currencies in which it transacts will cause fluctuations in margin, cash flow expectations, and cash flows realized or settled. Accordingly, the Company enters into derivative contracts to hedge the value of a portion of these forecasted cash flows and to protect financial performance.

As of December 30, 2012, the Company had designated outstanding cash flow hedge option contracts and forward contracts with an aggregate notional value of $71.0 million and $26.4 million, respectively. The maturity dates of the outstanding contracts as of December 30, 2012 range from January 2013 to September 2013. As of January 1, 2012, the Company had designated outstanding hedge option contracts and forward contracts with an aggregate notional value of $67.2 million and $38.8 million, respectively. The Company designates either gross external or intercompany revenue up to its net economic exposure. These derivatives have a maturity of one year or less and consist of foreign currency option and forward contracts. The effective portion of these cash flow hedges are reclassified into revenue when third party revenue is recognized in the Consolidated Statements of Operations.

The Company expects to reclassify the majority of its net gains or losses related to these option and forward contracts that are included in accumulated other comprehensive gain as of December 30, 2012 to revenue in the next 12 months. The Company uses the spot to spot method to measure the effectiveness of its cash flow hedges. Under this method for each reporting period, the change in fair value of the forward contracts attributable to the changes in spot exchange rates (the effective portion) is reported in accumulated other comprehensive income (loss) on its consolidated balance sheet and the remaining change in fair value of the forward contract (the excluded and the ineffective portions, if any) is recognized in other income (expense), net, in its Consolidated Statement of Operations. The premium paid or time value of an option whose strike price is equal to or greater than the market price on the date of purchase is recorded as an asset in the Consolidated Balance Sheets. Thereafter, any change in value related to time value is included in "Other, net" in the Consolidated Statements of Operations.

Under hedge accounting rules for foreign currency derivatives, the Company reflects mark-to-market gains and losses on its hedged transactions in accumulated other comprehensive income (loss) rather than current earnings until the hedged transactions occur. However, if the Company determines that the anticipated hedged transactions are probable not to occur, it must immediately reclassify any cumulative market gains and losses into its Consolidated Statement of Operations. During the year ended December 30, 2012, the Company determined that all its anticipated hedged transactions were probable to occur.

Non-Designated Derivatives Hedging Transaction Exposure

Other derivatives not designated as hedging instruments consist of forward contracts used to hedge re-measurement of foreign currency denominated monetary assets and liabilities primarily for intercompany transactions, receivables from customers, and payables to third parties. Changes in exchange rates between the Company's subsidiaries' functional currencies and the currencies in which these assets and liabilities are denominated can create fluctuations in the Company's reported consolidated financial position, results of operations and cash flows. The Company enters into forward contracts, which are originally designated as cash flow hedges, and de-designates them upon recognition of the anticipated transaction to protect resulting non-functional currency monetary assets. These forward contracts as well as additional forward contracts are entered into to hedge foreign currency denominated monetary assets and liabilities against the short-term effects of currency exchange rate fluctuations. The Company records its derivative contracts that are not designated as hedging instruments at fair value with the related gains or losses recorded in "Other, net" in the Consolidated Statements of Operations. The gains or losses on these contracts are substantially offset by transaction gains or losses on the underlying balances being hedged. As of December 30, 2012, the Company held option contracts and forward contracts with an aggregate notional value of zero and $121.8 million, respectively, to hedge balance sheet exposure. These forward contracts have maturities of three month or less. The Company held option and forward contracts with an aggregate notional value of $63.2 million and $162.0 million, respectively, as of January 1, 2012, to hedge balance sheet exposure.

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

Note 14. INCOME TAXES

The geographic distribution of income (loss) from continuing operations before income taxes and equity in earnings of unconsolidated investees and the components of provision for income taxes are summarized below:

	Year ended
(In thousands)	December 30, 2012	January 1, 2012	January 2, 2011
Geographic distribution of income (loss) from continuing operations before income taxes and equity in earnings of unconsolidated investees:
U.S. loss	$(140,432)	$(431,185)	$(33,795)
Non-U.S. income (loss)	(189,231)	(171,347)	217,208
Income (loss) from continuing operations before income taxes and equity in earnings of unconsolidated investees	$(329,663)	$(602,532)	$183,413
Provision for income taxes:
Current tax benefit (expense)
Federal	$—	$(3,105)	$(1,490)
State	(805)	(317)	2,683
Foreign	(28,183)	(14,112)	(25,067)
Total current tax expense	$(28,988)	$(17,534)	$(23,874)
Deferred tax benefit
Federal	—	—	—
State	—	—	—
Foreign	7,146	326	499
Total deferred tax benefit	7,146	326	499
Provision for income taxes	$(21,842)	$(17,208)	$(23,375)

The provision for income taxes differs from the amounts obtained by applying the statutory U.S. federal tax rate to income before taxes as shown below:

	Year ended
(In thousands)	December 30, 2012	January 1, 2012	January 2, 2011
Statutory rate	35%	35%	35%
Tax benefit (expense) at U.S. statutory rate	$115,382	$210,886	$(64,195)
Foreign rate differential	(82,017)	(73,757)	48,051
State income taxes, net of benefit	(805)	(317)	3,349
Goodwill impairment	(12,596)	(52,247)	—
Share lending arrangement	—	—	8,400
Total investment related costs	—	(2,878)	—
Tax credits (research and development/investment tax credit)	939	4,409	642
Deferred taxes not benefitted	(53,075)	(99,703)	(19,184)
Lehman settlement	17,726	—	—
Other, net	(7,396)	(3,601)	(438)
Total	$(21,842)	$(17,208)	$(23,375)

	As of
(In thousands)	December 30, 2012	January 1, 2012
Deferred tax assets:
Net operating loss carryforwards	$118,738	$68,080
Research and development credit and California manufacturing credit carryforwards	11,372	10,413
Reserves and accruals	114,125	64,482
Synthetic debt	31,921	60,772
Stock-based compensation stock deductions	13,147	10,320
Total deferred tax asset	289,303	214,067
Valuation allowance	(182,322)	(129,946)
Total deferred tax asset, net of valuation allowance	106,981	84,121
Deferred tax liabilities:
Foreign currency derivatives unrealized gains	42	(1,971)
Other intangible assets and accruals	(32,464)	(52,938)
Equity interest in Woongjin Energy	—	(8,830)
Fixed asset basis difference	(67,473)	(20,442)
Total deferred tax liabilities	(99,895)	(84,181)
Net deferred tax liability	$7,086	$(60)

As of December 30, 2012, the Company had federal net operating loss carryforwards of $395.9 million for tax purposes, of which $13.9 million relate to stock deductions and $115.1 million relate to debt issuance, both of which will benefit equity when realized. These federal net operating loss carryforwards will expire at various dates from 2030 to 2032. As of December 30, 2012, the Company had California state net operating loss carryforwards of approximately $227.3 million for tax purposes, of which $20.1 million relate to stock deductions and $76.0 million relate to debt issuance, both of which will benefit equity when realized. These California net operating loss carryforwards will expire at various dates from 2015 to 2032. The Company also had credit carryforwards of approximately $13.8 million for federal tax purposes and $7.9 million for state tax purposes. These federal credit carryforwards will expire at various dates from 2017 to 2031, and the California credit carryforwards do not expire. The Company’s ability to utilize a portion of the net operating loss and credit carryforwards is dependent upon the Company being able to generate taxable income in future periods and may be limited due to restrictions imposed on utilization of net operating loss and credit carryforwards under federal and state laws upon a change in ownership, such as the transaction with Cypress.

The Company is subject to tax holidays in the Philippines where it manufactures its solar power products. Tax holidays in the Philippines reduce the Company's tax rate to 0% from 30%. Tax savings associated with the Philippines tax holidays were approximately $27.3 million, $3.9 million, and $11.8 million in fiscal 2012, 2011, and 2010, respectively, which provided a diluted net income (loss) per share benefit of $0.22, $0.04, and $0.11, respectively.

The Company has a tax ruling in Switzerland where it sells its solar power products. The ruling in Switzerland reduces the Company's tax rate to 11.5% from approximately 24.2%. Tax savings associated with this ruling was approximately $1.8 million, $2.3 million, and $1.6 million in fiscal 2012, 2011, and 2010, respectively, which provided a diluted net income (loss) per share benefit of $0.02, $0.02, and $0.02 in fiscal 2012, 2011, and 2010, respectively. This current tax ruling expires at the end of 2015.

As of December 30, 2012, the Company’s foreign subsidiaries have accumulated undistributed earnings of approximately $83.3 million that are intended to be indefinitely reinvested outside the United States and, accordingly, no provision for U.S. federal and state tax has been made for the distribution of these earnings. At December 30, 2012, the amount of the unrecognized deferred tax liability on the indefinitely reinvested earnings was $33.3 million.

Valuation Allowance

The Company’s valuation allowance is related to deferred tax assets in the United States and France, and was determined by assessing both positive and negative evidence. When determining whether it is more likely than not that deferred assets are recoverable, with such assessment being required on a jurisdiction by jurisdiction basis, management believes that sufficient uncertainty exists with regard to the realizability of these assets such that a valuation allowance is necessary. Factors considered in providing a valuation allowance include the lack of a significant history of consistent profits, the lack of consistent profitability in the solar industry, and the lack of carryback capacity to realize these assets, and other factors. Based on the absence of sufficient positive objective evidence, management is unable to assert that it is more likely than not that the Company will generate sufficient taxable income to realize these remaining net deferred tax assets. Should the Company achieve a certain level of profitability in the future, it may be in a position to reverse the valuation allowance which would result in a non-cash income statement benefit. The change in valuation allowance for fiscal 2012, 2011, and 2010 was $52.4 million, $125.3 million, and $37.5 million, respectively.

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

A reconciliation of the beginning and ending amounts of unrecognized tax benefits during fiscal 2012, 2011, and 2010 is as follows:

	Year Ended
(In thousands)	December 30, 2012	January 1, 2012	January 2, 2011
Balance, beginning of year	$33,565	$23,649	$13,660
Additions for tax positions related to the current year	708	2,535	5,319
Additions for tax positions from prior years	32,493	7,381	5,092
Reductions for tax positions from prior years/statute of limitations expirations	(2,684)	—	(422)
Foreign exchange (gain) loss	(1,150)	—	—
Balance at the end of the period	$62,932	$33,565	$23,649

As of December 30, 2012, the Company had net unrecognized tax benefits of $62.9 million, $32.7 million of which would result in a reduction of the Company's effective tax rate.

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

Classification of Interest and Penalties

The Company accrues interest and penalties on tax contingencies which are classified as "Provision for income taxes" in the Consolidated Statements of Operations. Accrued interest as of December 30, 2012 and January 1, 2012 was approximately $3.0 million and $1.9 million, respectively. Accrued penalties were not material for any of the periods presented.

Tax Years and Examination

The Company files tax returns in each jurisdiction in which it is registered to do business. In the U.S. and many of the state jurisdictions, and in many foreign countries in which the Company files tax returns, a statute of limitations period exists. After a statute of limitations period expires, the respective tax authorities may no longer assess additional income tax for the expired period. Similarly, the Company is no longer eligible to file claims for refund for any tax that it may have overpaid. The following table summarizes the Company’s major tax jurisdictions and the tax years that remain subject to examination by these jurisdictions as of December 30, 2012:

Tax Jurisdictions	Tax Years
United States	2007 and onward
California	2005 and onward
Switzerland	2009 and onward
Philippines	2006 and onward
France	2010 and onward
Italy	2009 and onward

Additionally, the 2005 U.S. corporate tax return and 2004 and prior California tax returns are not open for assessment. The tax authorities can adjust net operating loss and research and development carryovers that were generated.

The Italian and French federal authorities are currently examining the Company's 2009/2010 and 2010 federal income tax returns, respectively. The Company does not expect the examination to result in a material assessment outside of existing reserves. If a material assessment in excess of current reserves results, the amount that the assessment exceeds current reserves will be a current period charge to earnings.

Note 15. PREFERRED STOCK AND COMMON STOCK

Preferred Stock

At December 30, 2012, the Company was authorized to issue approximately 10.0 million shares of $0.001 par value preferred stock. As of December 30, 2012 and January 1, 2012, the Company had no preferred stock issued and outstanding.

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

In connection with the reclassification, the Company entered into four new supplemental indentures on November 16, 2011, covering the Company’s 4.50%, debentures, 4.75% debentures, 1.25% debentures and 0.75% debentures (see Note 12).

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

As of December 30, 2012, common stock consisted of the following:

(In thousands, except share data)	December 30, 2012	January 1, 2012
Common stock, $0.001 par value, 367,500,000 shares authorized; 123,315,990 shares issued, and 119,234,280 outstanding as of December 30, 2012; 101,851,290 shares issued, and 100,475,533 shares outstanding as of January 1, 2012	$119	$100

Shares Reserved for Future Issuance

The Company had shares of common stock reserved for future issuance as follows:

(In thousands)	December 30, 2012	January 1, 2012
Equity compensation plans	3,566	3,293

Note 16. NET INCOME (LOSS) PER SHARE OF COMMON STOCK

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

Prior to the November 15, 2011 reclassification, the Company had two classes of outstanding stock, class A and class B common stock. The Company therefore calculated its net income (loss) per share prior to the fourth quarter of fiscal 2011 under the two-class method. In applying the two-class method, earnings are allocated to both classes of common stock and other participating securities based on their respective weighted average shares outstanding during the period. Under the two-class method, basic weighted average shares was computed using the weighted average of the combined former class A and former class B common stock outstanding. Class A and class B common stock were considered equivalent securities for purposes of the earnings per share calculation because the holders of each class are legally entitled to equal per share distributions whether through dividends or in liquidation.

Diluted weighted average shares is computed using basic weighted average shares plus any potentially dilutive securities outstanding during the period using the if-converted method and treasury-stock-type method, except when their effect is anti-dilutive. The Company uses income from continuing operations as the control number in determining whether potential common shares are dilutive or anti-dilutive in the period it reports a discontinued operation (see Note 5). Potentially dilutive securities include stock options, restricted stock units, senior convertible debentures, amended warrants associated with the CSO2015, and the Upfront Warrants held by Total. As a result of the net loss from continuing operations for the years ended December 30, 2012 and January 1, 2012 there is no dilutive impact to the net loss per share calculation for the period.

The following table presents the calculation of basic and diluted net loss per share:

	Year ended
(In thousands, except per share amounts)	December 30, 2012	January 1, 2012	January 2, 2011
Basic net income (loss) per share:
Numerator
Income (loss) from continuing operations	$(352,020)	$(613,737)	$166,883
Less: undistributed earnings allocated to unvested restricted stock awards (1)	—	—	(258)
Income (loss) from continuing operations available to common stockholders	$(352,020)	$(613,737)	$166,625

Denominator
Basic weighted-average common shares	117,093	97,724	95,660

Basic net income (loss) per share from continuing operations	$(3.01)	$(6.28)	$1.74
Basic net income (loss) per share from discontinued operations	—	—	0.13
Basic net income (loss) per share	$(3.01)	$(6.28)	$1.87

Diluted net income (loss) per share:
Numerator
Income (loss) from continuing operations	$(352,020)	$(613,737)	$166,883
Add: Interest expense incurred on 4.75% debentures, net of tax	—	—	6,664
Less: undistributed earnings allocated to unvested restricted stock awards (1)	—	—	(242)
Income (loss) from continuing operations available to common stockholders	$(352,020)	$(613,737)	$173,305

Denominator
Basic weighted-average common shares	117,093	97,724	95,660
Effect of dilutive securities:
Stock options	—	—	990
Restricted stock units	—	—	336
4.75% debentures	—	—	8,712
Diluted weighted-average common shares	117,093	97,724	105,698

Diluted net income (loss) per share from continuing operations	$(3.01)	$(6.28)	$1.64
Diluted net income (loss) per share from discontinued operations	—	—	0.11
Diluted net income (loss) per share	$(3.01)	$(6.28)	$1.75

(1)	Losses are not allocated to unvested restricted stock awards because such awards do not contain an obligation to participate in losses.

Holders of the Company's 4.75% debentures may convert the debentures into shares of the Company's common stock, at the applicable conversion rate, at any time on or prior to maturity. The 4.75% debentures are included in the calculation of diluted net income per share if their inclusion is dilutive under the if-converted method. During fiscal 2012, 2011 and 2010, there were zero, zero, and $8.7 million dilutive potential common shares under the 4.75% debentures, respectively.

Holders of the Company's 1.25% debentures (prior to their repurchase on February 16, 2012) and 0.75% debentures may, under certain circumstances at their option, convert the debentures into cash and, if applicable, shares of the Company's common stock at the applicable conversion rate, at any time on or prior to maturity. The 1.25% debentures and 0.75% debentures are included in the calculation of diluted net income per share if their inclusion is dilutive under the treasury-stock-

type method. The Company's average stock price during fiscal 2012, 2011 and 2010 did not exceed the conversion price for the 1.25% debentures and 0.75% debentures. Under the treasury-stock-type method, the Company's 1.25% debentures and 0.75% debentures will generally have a dilutive impact on net income per share if the Company's average stock price for the period exceeds the conversion price for the debentures.

Holders of the Company's 4.50% debentures may, under certain circumstances at their option, convert the debentures into cash, and not into shares of the Company's common stock (or any other securities). Therefore, the 4.50% debentures are excluded from the net income per share calculation.

Holders of the amended and restated Warrants under the CSO2015, upon exercise of the 4.50% Warrants, may acquire up to 11.1 million shares of the Company's common stock at an exercise price of $27.03. In the third quarter of fiscal 2011, as a result of the Total Tender Offer, the Company and the counterparties to the 4.50% Warrants agreed to reduce the exercise price of the 4.50% Warrants from $27.03 to $24.00 (see Note 12). If the market price per share of the Company's common stock for the period exceeds the established strike price, the 4.50% Warrants will have a dilutive effect on its diluted net income per share using the treasury-stock-type method.

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

The following is a summary of outstanding anti-dilutive potential common stock which was excluded from income per diluted share in the following periods:

	As of
(In thousands)	December 30, 2012 (1)	January 1, 2012 (1)	January 2, 2011
Stock options	320	425	309
Restricted stock units	4,435	4,943	2,803
Warrants (under the CSO2015)	*	*	*
Upfront Warrants (held by Total)	**	n/a	n/a
4.75% debentures	8,712	8,712	***
1.25% debentures	n/a	*	*
0.75% debentures	*	*	*

(1)
As a result of the net loss per share for the years ended December 30, 2012 and January 1, 2012, the inclusion of all potentially dilutive stock options, restricted stock units, and common shares under the 4.75% debentures would be anti-dilutive. Therefore, those stock options, restricted stock units and shares were excluded from the computation of the weighted-average shares for diluted net loss per share for such period.

*
The Company's average stock price during fiscal 2012, 2011 and 2010 did not exceed the conversion price for the amended warrants (under the CSO2015), 1.25% debentures and 0.75% debentures and those instruments were thus non-dilutive in such periods.

**	The Upfront Warrants were issued in the first quarter of fiscal 2012. The Company's stock price as of the last business day in fiscal 2012 did not exceed the exercise price of the Upfront Warrants.

***	In fiscal 2010, the 4.75% debentures were dilutive under the if-converted method.

Note 17. STOCK-BASED COMPENSATION

The following table summarizes the consolidated stock-based compensation expense by line item in the Consolidated Statements of Operations:

	Year ended
(In thousands)	December 30, 2012	January 1, 2012	January 2, 2011
Cost of Americas revenue	$6,181	$5,974	$4,415
Cost of EMEA revenue	3,851	6,183	10,074
Cost of APAC revenue	1,578	1,030	1,240
Research and development	5,005	6,166	7,555
Sales, general and administrative	25,824	25,772	31,088
Restructuring charges	—	1,611	—
Total stock-based compensation expense	$42,439	$46,736	$54,372

The following table summarizes the consolidated stock-based compensation expense by type of awards:

	Year ended
(In thousands)	December 30, 2012	January 1, 2012	January 2, 2011
Employee stock options	$649	$1,658	$1,960
Restricted stock awards and units	40,996	45,223	52,481
Change in stock-based compensation capitalized in inventory	794	(145)	(69)
Total stock-based compensation expense	$42,439	$46,736	$54,372

As of December 30, 2012, the total unrecognized stock-based compensation related to outstanding restricted stock units was $41.7 million, which the Company expects to recognize over a weighted-average period of 1.7 years. There was no unrecognized stock-based compensation related to stock options as of December 30, 2012.

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

In May 2008, the Company’s stockholders approved an automatic annual increase available for grant under the 2005 Plan, beginning in fiscal 2009. The automatic annual increase is equal to the lower of three percent of the outstanding shares of all classes of the Company’s common stock measured on the last day of the immediately preceding fiscal quarter, 6.0 million shares, or such other number of shares as determined by the Company’s Board of Directors. As of December 30, 2012, approximately 7.1 million shares were available for grant under the 2005 Plan after including the automatic annual increase of approximately 3.6 million shares. No new awards are being granted under the 1996 Plan or the PowerLight Plan.

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

The majority of shares issued are net of the minimum statutory withholding requirements that the Company pays on behalf of its employees. During fiscal 2012, 2011, and 2010, the Company withheld 905,953 shares, 784,427 shares, and 235,911 shares, respectively, to satisfy the employees' tax obligations. The Company pays such withholding requirements in cash to the appropriate taxing authorities. Shares withheld are treated as common stock repurchases for accounting and disclosure purposes and reduce the number of shares outstanding upon vesting.

Other Employee Benefit Plans:

The Company has a statutory pension plan covering its employees in the Philippines. The Company accrues for the unfunded portion of the obligation of which the outstanding liability of this pension plan was $3.3 million and 1.5 million as of December 30, 2012 and January 1, 2012, respectively.

The Company maintains a 401(k) Savings Plan covering eligible domestic employees. During fiscal 2012, 2011, and 2010, the Company contributed $0.7 million, $0.7 million, and $0.6 million, respectively, to the plan.

Stock Options

The following table summarizes the Company’s stock option activities:

	Outstanding Stock Options
	Shares (in thousands)	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of January 3, 2010	1,899	$10.62
Exercised	(303)	2.86
Forfeited	(101)	17.76
Outstanding as of January 2, 2011	1,495	11.71
Exercised	(993)	4.09
Forfeited	(18)	30.53
Outstanding as of January 1, 2012	484	26.62
Exercised	(20)	2.59
Forfeited	(70)	24.17
Outstanding and exercisable as of December 30, 2012	394	$28.27	3.51	$310

The intrinsic value of options exercised in fiscal 2012, 2011, and 2010 were $0.1 million, $16.4 million, and $3.0 million, respectively. There were no stock options granted in fiscal 2012, 2011, and 2010.

The aggregate intrinsic value in the preceding table represents the total pre-tax intrinsic value, based on the Company’s closing stock price of $5.49 at December 30, 2012, which would have been received by the option holders had all option holders exercised their options as of that date. The total number of in-the-money options exercisable was 0.1 million shares as of December 30, 2012.

The following table summarizes the Company’s non-vested stock options and restricted stock activities thereafter:

	Stock Options		Restricted Stock Awards and Units
	Shares (in thousands)	Weighted-Average Exercise Price Per Share	Shares (in thousands)	Weighted-Average Grant Date Fair Value Per Share (1)
Outstanding as of January 3, 2010	343	$28.52	2,736	$40.33
Granted	—	—	5,251	13.43
Vested (2)	(131)	23.05	(734)	33.53
Forfeited	(101)	17.76	(1,141)	38.60
Outstanding as of January 2, 2011	111	44.85	6,112	18.36
Granted	—	—	5,349	11.79
Vested (2)	(50)	47.09	(2,255)	22.32
Forfeited	(18)	30.53	(1,836)	14.86
Outstanding as of January 1, 2012	43	48.33	7,370	13.25
Granted	—	—	5,638	5.93
Vested (2)	(30)	57.79	(2,844)	13.94
Forfeited	(13)	24.72	(1,588)	11.52
Outstanding as of December 30, 2012	—	$—	8,576	$8.53

(1)	The Company estimates the fair value of its restricted stock awards and units at its stock price on the grant date.

(2)	Restricted stock awards and units vested include shares withheld on behalf of employees to satisfy the minimum statutory tax withholding requirements.

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

	Year ended
(In thousands):	December 30, 2012	January 1, 2012	January 2, 2011
Revenue
Americas	$1,696,348	$1,266,347	$632,053
EMEA	489,484	924,337	1,526,480
APAC	231,669	183,692	60,697
Total Revenue	2,417,501	2,374,376	2,219,230
Cost of revenue
Americas	1,415,417	1,131,771	502,780
EMEA	559,993	868,330	1,159,115
APAC	195,693	148,057	47,442
Total cost of revenue	2,171,103	2,148,158	1,709,337
Gross margin	$246,398	$226,218	$509,893

	Year ended
	December 30, 2012	January 1, 2012	January 2, 2011
Revenue by region (in thousands):
Americas (as reviewed by CODM)	$1,901,159	$1,452,770	$632,053
Utility and power plant projects	(204,811)	(186,423)	—
Americas	$1,696,348	$1,266,347	$632,053

EMEA (as reviewed by CODM)	$489,291	$923,688	$1,537,561
Change in European government incentives	193	649	—
Revenue earned from discontinued operations	—	—	(11,081)
EMEA	$489,484	$924,337	$1,526,480

APAC	$231,669	$183,692	$60,697

	Year ended
	December 30, 2012	January 1, 2012	January 2, 2011
Cost of revenue by region (in thousands):
Americas (as reviewed by CODM)	$1,486,554	$1,250,471	$487,050
Utility and power plant projects	(97,648)	(147,037)	—
Amortization of intangible assets	167	404	9,513
Stock-based compensation expense	6,181	5,974	4,415
Acquisition and integration costs	14	—	—
Change in European government incentives	4,029	20,765	—
Charges on manufacturing step reduction program	8,095	—	—
Non-recurring idle equipment impairment	7,001	—	—
Non-cash interest expense	1,024	1,194	1,802
Americas	$1,415,417	$1,131,771	$502,780

EMEA (as reviewed by CODM)	$543,823	$827,858	$1,143,543
Amortization of intangible assets	2,341	858	759
Stock-based compensation expense	3,851	6,183	10,074
Acquisition and integration costs	6	—	—
Change in European government incentives	3,364	32,283	—
Charges on manufacturing step reduction program	3,667	—	—
Non-recurring idle equipment impairment	2,415	—	—
Non-cash interest expense	526	1,148	4,739
EMEA	$559,993	$868,330	$1,159,115

APAC (as reviewed by CODM)	$187,748	$144,138	$45,703
Amortization of intangible assets	—	—	134
Stock-based compensation expense	1,578	1,030	1,239
Acquisition and integration costs	2	—	—
Change in European government incentives	1,476	2,667	—
Charges on manufacturing step reduction program	2,150	—	—
Non-recurring idle equipment impairment	2,447	—	—
Non-cash interest expense	292	222	366
APAC	$195,693	$148,057	$47,442

	Year ended
	December 30, 2012	January 1, 2012	January 2, 2011
Gross margin by region:
Americas (as reviewed by CODM)	22%	14%	23%
EMEA (as reviewed by CODM)	(11)%	10%	26%
APAC (as reviewed by CODM)	19%	22%	25%
Americas	17%	11%	20%
EMEA	(14)%	6%	24%
APAC	16%	19%	22%

	Year ended
	December 30, 2012	January 1, 2012	January 2, 2011
Depreciation by region (in thousands):
Americas	$59,120	$50,352	$28,362
EMEA	33,047	47,896	66,568
APAC	16,489	8,852	7,262

		Year ended
(As a percentage of total revenue)		December 30, 2012	January 1, 2012	January 2, 2011
Significant Customers:	Business Segment
NRG Solar, Inc.	Americas	35%	*	*
Customer B	EMEA	*	*	12%

* denotes less than 10% during the period

SELECTED UNAUDITED QUARTERLY FINANCIAL DATA

Consolidated Statements of Operations

(In thousands, except per share data)	Three Months Ended
	December 30, 2012	September 30, 2012	July 1, 2012	April 1, 2012
Fiscal 2012:
Revenue	$678,525	$648,948	$595,897	$494,131
Gross margin	46,877	80,773	73,500	45,248
Net loss	(144,771)	(48,538)	(84,181)	(74,530)
Net loss per share of common stock:
Basic and diluted	$(1.22)	$(0.41)	$(0.71)	$(0.67)

(In thousands, except per share data)	Three Months Ended
	January 1, 2012 (1)	October 2, 2011	July 3, 2011	April 3, 2011
Fiscal 2011:
Revenue	$625,276	$705,427	$592,255	$451,418
Gross margin	42,278	76,124	19,294	88,522
Net loss	(92,960)	(370,784)	(147,872)	(2,121)
Net loss per share of common stock:
Basic and diluted	$(0.94)	$(3.77)	$(1.51)	$(0.02)

(1)	As adjusted to reflect the balances of Tenesol S.A. ("Tenesol") beginning October 10, 2011, as required under the accounting guidelines for a transfer of an entity under common control (see Note 3).

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

Based on their evaluation as of the end of the period covered by this Annual Report on Form 10-K, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of December 30, 2012 at a reasonable assurance level.

Management's Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f). Management conducted an evaluation of the effectiveness of our internal control over financial reporting using the criteria described in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 30, 2012 based on the criteria described in Internal Control-Integrated Framework issued by COSO. Management reviewed the results of its assessment with our Audit Committee.

The effectiveness of the Company's internal control over financial reporting as of December 30, 2012 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included in Item 8 of this Annual Report on Form 10-K.

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

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information appearing under this Item is incorporated herein by reference to the similarly named section in our proxy statement for the 2013 annual meeting of stockholders.

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

ITEM 11: EXECUTIVE COMPENSATION

Information appearing under this Item is incorporated herein by reference to the similarly named section in our proxy statement for the 2013 annual meeting of stockholders.

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information appearing under this Item is incorporated herein by reference to the similarly named section in our proxy statement for the 2013 annual meeting of stockholders.

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information appearing under this Item is incorporated herein by reference to the similarly named section in our proxy statement for the 2013 annual meeting of stockholders.

ITEM 14: PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information appearing under this Item is incorporated herein by reference to the similarly named section in our proxy statement for the 2013 annual meeting of stockholders.

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

4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Registrant's Annual Report on From 10-K filed with the Securities and Exchange Commission on February 29, 2012).
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

4.4
Third Supplemental Indenture, dated May 4, 2009, by and between SunPower Corporation and Wells Fargo Bank, N.A., as Trustee (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed by SunPower Corporation on May 6, 2009).

4.5
Fourth Supplemental Indenture, dated April 1, 2010, by and between SunPower Corporation and Wells Fargo, National Association as Trustee (incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on April 6, 2010).

4.6
Sixth Supplemental Indenture, dated November 16, 2011, by and between SunPower Corporation and Wells Fargo Bank, National Association as Trustee (incorporated by reference to Exhibit 4.2 to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on November 16, 2011).

4.7
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

4.10
Certificate of Designation of Series A Junior Participating Preferred Stock of SunPower Corporation (incorporated by reference to Exhibit 4.6 to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on November 16, 2011).

4.11
Amendment No. 1, dated May 10, 2012, to the Amended and Restated Rights Agreement, dated as of November 16, 2011, by and between the SunPower Corporation and Computershare Trust Company, N.A., as rights agent (incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on May 10, 2012).

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

10.23†
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

10.24
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

10.25†
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

10.27
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

10.29
Amendment to Tender Offer Agreement, dated June 7, 2011, between SunPower Corporation and Total Gas & Power USA, SAS (incorporated by reference to Exhibit 2.1 of Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on June 7, 2011).

10.30
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

10.32
Amendment to Credit Support Agreement, dated June 7, 2011, between SunPower Corporation and Total S.A. (incorporated by reference to Exhibit 10.1 of Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on June 7, 2011).

10.33
Second Amendment to Credit Support Agreement, dated December 12, 2011, by and between Total S.A. and SunPower Corporation (incorporated by reference to Exhibit 10.3 of Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on December 23, 2011).

10.34	Third Amendment to Credit Support Agreement, dated December 14, 2012, by and between SunPower Corporation and Total S.A.
10.35
Affiliation Agreement, dated April 28, 2011, between SunPower Corporation and Total Gas & Power USA, SAS (incorporated by reference to Exhibit 99.6 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 12, 2011).

10.36
Amendment to Affiliation Agreement, dated June 7, 2011, between SunPower Corporation and Total Gas & Power USA, SAS (incorporated by reference to Exhibit 10.2 of Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on June 7, 2011).

10.37
Second Amendment to Affiliation Agreement, dated December 23, 2011, by and between Total G&P and SunPower Corporation (incorporated by reference to Exhibit 10.4 of Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on December 23, 2011).

10.38
Amendment No. 3 to Affiliation Agreement, dated February 28, 2012, by and between SunPower Corporation and Total Gas & Power USA, SAS (incorporated by reference to Exhibit 10.91 to the Registrant's Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 29, 2012).

10.39
Amendment No. 4 to Affiliation Agreement, dated August 10, 2012, by and between SunPower Corporation and Total Gas & Power USA, SAS (incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 2, 2012).

10.40
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

10.42
Amendment to Research & Collaboration Agreement, dated June 7, 2011, between SunPower Corporation and Total Gas & Power USA, SAS (incorporated by reference to Exhibit 10.3 of Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on June 7, 2011).

10.43
Registration Rights Agreement, dated April 28, 2011, between SunPower Corporation and Total Gas & Power USA, SAS (incorporated by reference to Exhibit 99.9 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 12, 2011).

10.44
Private Placement Agreement, dated December 23, 2011, by and between Total Gas & Power USA, SAS and SunPower Corporation (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on December 23, 2011).

10.45
Master Agreement, dated December 23, 2011, by and among SunPower Corporation, Total Gas & Power USA, SAS, and Total S.A. (incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on December 23, 2011).

10.46^
SunPower Corporation 1996 Stock Plan and form of agreements there under (incorporated by reference to Exhibit 10.3 to the Registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on August 25, 2005).

10.47^
SunPower Corporation 2005 Stock Unit Plan (incorporated by reference to Exhibit 10.28 to the Registrant’s Registration Statement on Form S-1/A filed with the Securities and Exchange Commission on October 31, 2005).

10.48^
Third Amended and Restated SunPower Corporation 2005 Stock Incentive Plan and forms of agreements there under (incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on November 17, 2011).

10.49^
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

10.51^
Outside Director Compensation Policy, as amended on June 15, 2011 (incorporated by reference to Exhibit 10.17 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 9, 2011).

10.52^
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

10.54^*	SunPower Corporation Executive Quarterly Key Initiative Bonus Plan (amended and restated February 19, 2013).
10.55^
SunPower Corporation Annual Executive Bonus Plan (incorporated by reference to Exhibit 10.19 to the Registrant's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 19, 2010).

10.56^
Form of Indemnification Agreement for Directors and Officers (incorporated by reference to Exhibit 10.55 to the Registrant's Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 29, 2012).

10.57^
Form of Retention Agreement, dated May 20, 2011, by and between SunPower Corporation and certain executive officers (incorporated by reference to Exhibit 10.13 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 9, 2011).

10.58^
Amended and Restated Employment Agreement, dated December 23, 2011, by and between SunPower Corporation and Dennis Arriola (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on December 23, 2011).

10.59^
Amended and Restated Employment Agreement, dated October 27, 2011, by and between SunPower Corporation and Bruce Ledesma (incorporated by reference to Exhibit 10.58 to the Registrant's Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 29, 2012).

10.60†
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

10.62
Amendment No. 1 to Loan Agreement, dated November 2, 2010, by and between SunPower Philippines Manufacturing Ltd. and International Finance Corporation (incorporated by reference to Exhibit 10.42 to the Registrant's Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 28, 2011).

10.63*	Mortgage Supplement No. 1, dated November 3, 2010, by and between SunPower Philippines Manufacturing Ltd., SPML Land, Inc. and International Finance Corporation.
10.64*	Mortgage Supplement No. 2, dated October 9, 2012, by and between SunPower Philippines Manufacturing Ltd., SPML Land, Inc. and International Finance Corporation.
10.65
Loan Agreement, dated December 1, 2010, by and among California Enterprise Development Authority and SunPower Corporation, relating to $30,000,000 California Enterprise Development Authority Tax Exempt Recovery Zone Facility Revenue Bonds (SunPower Corporation - Headquarters Project) Series 2010 (incorporated by reference to Exhibit 10.50 to the Registrant's Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 28, 2011).

10.66
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

10.67†
Letter of Credit Facility Agreement, dated August 9, 2011, by and among SunPower Corporation, Total S.A., the Subsidiary Applicants party thereto, the Banks party thereto, and Deutsche Bank AG New York Branch (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 10, 2011).

10.68†
First Amendment to Letter of Credit Facility Agreement, dated December 20, 2011, by and among SunPower Corporation, Total S.A., the Subsidiary Applicants party thereto, the Banks party thereto, and Deutsche Bank AG New York Branch (incorporated by reference to Exhibit 10.65 to the Registrant's Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 29, 2012).

10.69*
Second Amendment to Letter of Credit Facility Agreement, dated December 19, 2012, by and among SunPower Corporation, Total S.A., the Subsidiary Applicants party thereto, the Banks party thereto, and Deutsche Bank AG New York Branch.

10.70
Revolving Credit Agreement, dated September 27, 2011, by and among SunPower Corporation, Credit Agricole Corporate and Investment Bank, and the financial institutions party thereto (incorporated by reference to Exhibit 10.9 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 10, 2011).

10.71
First Amendment to Revolving Credit Agreement, dated December 21, 2011, by and among SunPower Corporation, Credit Agricole Corporate and Investment Bank, and the financial institutions party thereto(incorporated by reference to Exhibit 10.67 to the Registrant's Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 29, 2012).

10.72
Second Amendment to Revolving Credit Agreement, dated June 29, 2012, by and among SunPower Corporation and Credit Agricole Corporate and Investment Bank, as administrative agent for the Lenders (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 9, 2012).

10.73*
Third Amendment to Revolving Credit Agreement, dated December 24, 2012 by and among SunPower Corporation and Credit Agricole Corporate and Investment Bank, and the financial institutions party thereto.

10.74
Continuing Agreement for Standby Letters of Credit and Demand Guarantees, dated September 27, 2011, by and among SunPower Corporation, Deutsche Bank Trust Company Americas, and Deutsche Bank AG New York Branch (incorporated by reference to Exhibit 10.10 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 10, 2011).

10.75
Security Agreement, dated September 27, 2011, by and among SunPower Corporation, Deutsche Bank Trust Company Americas, and Deutsche Bank AG New York Branch (incorporated by reference to Exhibit 10.11 to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 10, 2011).

10.76†
Joint Venture Agreement, dated May 27, 2010, by and among SunPower Technology, Ltd., AU Optronics Singapore Pte. Ltd., AU Optronics Corporation and AUO SunPower Sdn. Bhd. (formerly known as SunPower Malaysia Manufacturing Sdn. Bhd.) (incorporated by reference to Exhibit 10.15 to the Registrant's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 13, 2010).

10.77
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

10.78
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

10.79†
Supply Agreement, dated July 5, 2010, by and among AUO SunPower Sdn. Bhd. (formerly known as SunPower Malaysia Manufacturing Sdn. Bhd.), SunPower Systems, Sarl and AU Optronics Singapore Pte. Ltd. (incorporated by reference to Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 12, 2010).

10.80
License and Technology Agreement, dated July 5, 2010, by and among SunPower Technology, Ltd., AU Optronics Singapore Pte. Ltd. and AUO SunPower Sdn. Bhd. (formerly known as SunPower Malaysia Manufacturing Sdn. Bhd.) (incorporated by reference to Exhibit 10.4 to the Registrant's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 12, 2010).

10.81
Tax Sharing Agreement, dated October 6, 2005, by and between SunPower Corporation and Cypress Semiconductor Corporation (incorporated by reference to Exhibit 10.16 to the Registrant's Registration Statement on Form S-1/A filed with the Securities and Exchange Commission on October 11, 2005).

10.82
Amendment No. 1 to Tax Sharing Agreement, dated August 12, 2008, by and between SunPower Corporation and Cypress Semiconductor Corporation (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on August 12, 2008).

10.83
Liquidity Support Agreement, dated February 28, 2012, by and among SunPower Corporation, Total S.A. and the U.S. Department of Energy, acting by and through the Secretary of Energy (incorporated by reference to Exhibit 10.89 to the Registrant's Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 29, 2012).

10.84
Compensation and Funding Agreement, dated February 28, 2012, by and between SunPower Corporation and Total S.A. (incorporated by reference to Exhibit 10.90 to the Registrant's Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 29, 2012).

10.85
Amendment No. 1 to Compensation and Funding Agreement, dated August 10, 2012, by and between SunPower Corporation and Total S.A. (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 2, 2012).

10.86
Warrant to Purchase Common Stock, dated February 28, 2012, issued to Total Gas & Power USA, SAS (incorporated by reference to Exhibit 10.92 to the Registrant's Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 29, 2012).

10.87†
Revolving Credit and Convertible Loan Agreement, dated February 28, 2012, by and between Total Gas & Power USA, SAS and SunPower Corporation (incorporated by reference to Exhibit 10.93 to the Registrant's Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 29, 2012).

10.88
Private Placement Agreement, dated February 28, 2012, by and between Total Gas & Power USA, SAS and SunPower Corporation (incorporated by reference to Exhibit 10.94 to the Registrant's Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 29, 2012).

10.89
Form of Warrant to Purchase Common Stock, issued by SunPower Corporation to Total Gas & Power USA, SAS (incorporated by reference to Exhibit 10.95 to the Registrant's Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 29, 2012).

10.90
Form of Guarantee from Total S.A. and Bank (incorporated by reference to Exhibit 10.96 to the Registrant's Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 29, 2012).

10.91
Form of Convertible Term Loan Note, issued by SunPower Corporation to Holder (incorporated by reference to Exhibit 10.97 to the Registrant's Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 29, 2012).

10.92
Revolving Loan Note, dated February 28, 2012, issued by SunPower Corporation to Total Gas & Power USA, SAS (incorporated by reference to Exhibit 10.98 to the Registrant's Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 29, 2012).

10.93
Form of Terms Agreement, between SunPower Corporation and Total Gas & Power USA, SAS (incorporated by reference to Exhibit 10.99 to the Registrant's Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 29, 2012).

10.94*	Waiver Letter, dated October 3, 2012, from the International Finance Corporation.
10.95†
Engineering, Procurement and Construction Agreement, dated September 30, 2011 by and between High Plains Ranch II, LLC and SunPower Corporation, Systems (incorporated by reference to Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 2, 2012).

10.96*†
Engineering, Procurement and Construction Agreement (Antelope Valley Solar Project 308.97MW at the Delivery Point), dated December 28, 2012, by and between SunPower Corporation, Systems and Solar Star California XIX, LLC.

10.97*†
Engineering, Procurement and Construction Agreement (Antelope Valley Solar Project 270.18 MW at the Delivery Point), dated December 28, 2012, by and between SunPower Corporation, Systems and Solar Star California XX, LLC.

10.98*	Amendment No. 1 to Master Agreement, dated February 20, 2013, by and among SunPower Corporation, Total Gas & Power U.S.A. SAS and Total S.A.
21.1*	List of Subsidiaries.
23.1*	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.
23.2*	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.
24.1*	Power of Attorney.
31.1*	Certification by Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a).

31.2*	Certification by Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a).
32.1*	Certification Furnished Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*+	XBRL Instance Document.
101.SCH*+	XBRL Taxonomy Schema Document.
101.CAL*+	XBRL Taxonomy Calculation Linkbase Document.
101.LAB*+	XBRL Taxonomy Label Linkbase Document.
101.PRE*+	XBRL Taxonomy Presentation Linkbase Document.
101.DEF*+	XBRL Taxonomy Definition Linkbase Document.

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

SUNPOWER CORPORATION

Dated: February 22, 2013	By:	/s/ CHARLES D. BOYNTON

Charles D. Boynton
Executive Vice President and
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ THOMAS H. WERNER	President, Chief Executive Officer and Director	February 22, 2013
Thomas H. Werner	(Principal Executive Officer)

/S/ CHARLES D. BOYNTON	Executive Vice President and Chief Financial Officer	February 22, 2013
Charles D. Boynton	(Principal Accounting Officer)

/S/ ERIC BRANDERIZ	Senior Vice President, Corporate Controller and Principal Accounting Officer	February 22, 2013
Eric Branderiz	(Principal Accounting Officer)

*	Director	February 22, 2013
Arnaud Chaperon

*	Director	February 22, 2013
Bernard Clement

*	Director	February 22, 2013
Denis Giorno

*	Director	February 22, 2013
Thomas R. McDaniel

*	Director	February 22, 2013
Jerome Schmitt

*	Director	February 22, 2013
Humbert de Wendel

*	Director	February 22, 2013
Patrick Wood III

*By:  /S/ CHARLES D. BOYNTON
Charles D. Boynton
Power of Attorney

Index to Exhibits

Exhibit Number	Description
10.34*	Third Amendment to Credit Support Agreement, dated December 14, 2012, by and between SunPower Corporation and Total S.A.
10.54^*	SunPower Corporation Executive Quarterly Key Initiative Bonus Plan (amended and restated February 19, 2013).
10.63*	Mortgage Supplement No. 1, dated November 3, 2010, by and between SunPower Philippines Manufacturing Ltd., SPML Land, Inc. and International Finance Corporation.
10.64*	Mortgage Supplement No. 2, dated October 9, 2012, by and between SunPower Philippines Manufacturing Ltd., SPML Land, Inc. and International Finance Corporation.
10.69*
Second Amendment to Letter of Credit Facility Agreement, dated December 19, 2012, by and among SunPower Corporation, Total S.A., the Subsidiary Applicants party thereto, the Banks party thereto, and Deutsche Bank AG New York Branch.

10.73*
Third Amendment to Revolving Credit Agreement, dated December 24, 2012, by and among SunPower Corporation and Credit Agricole Corporate and Investment Bank, and the financial institutions party thereto.

10.94*	Waiver Letter, dated October 3, 2012, from the International Finance Corporation
10.96*†
Engineering, Procurement and Construction Agreement (Antelope Valley Solar Project 308.97MW at the Delivery Point), dated December 28, 2012, by and between SunPower Corporation, Systems and Solar Star California XIX, LLC.

10.97*†
Engineering, Procurement and Construction Agreement (Antelope Valley Solar Project 270.18 MW at the Delivery Point), dated December 28, 2012, by and between SunPower Corporation, Systems and Solar Star California XX, LLC.

10.98*	Amendment No. 1 to Master Agreement, dated February 20, 2013, by and among SunPower Corporation, Total Gas & Power U.S.A. SAS and Total S.A.
21.1*	List of Subsidiaries.
23.1*	Consent of Independent Registered Public Accounting Firm.
23.2*	Consent of Independent Registered Public Accounting Firm.
24.1*	Power of Attorney.
31.1*	Certification by Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a).
31.2*	Certification by Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a).
32.1*	Certification Furnished Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*+	XBRL Instance Document.
101.SCH*+	XBRL Taxonomy Schema Document.
101.CAL*+	XBRL Taxonomy Calculation Linkbase Document.
101.LAB*+	XBRL Taxonomy Label Linkbase Document.
101.PRE*+	XBRL Taxonomy Presentation Linkbase Document.
101.DEF*+	XBRL Taxonomy Definition Linkbase Document.

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