Form 10-K/A
period 2012-12-30
SUNPOWER CORP
filed 2013-04-29
CIK 867773

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A Amendment No. 1

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

SUNPOWER CORPORATION

FORM 10-K/A

Explanatory Note

This Amendment No. 1 on Form 10-K/A amends the Annual Report on Form 10-K of SunPower Corporation for the fiscal year ended December 30, 2012 as originally filed with the Securities and Exchange Commission (the “SEC”) on February 25, 2013 (the “Original Filing”). This Form 10-K/A amends the Original Filing (a) to replace in its entirety the disclosure under Part I, Item 1. Business under the caption “Iran” only, which has been updated to include the disclosure made by Total S.A. found in Total S.A.'s Form 20-F filed with the SEC on March 28, 2013; and (b) to replace in its entirety the information provided in Part III of the Original Filing, which was previously expected to be incorporated by reference from our 2013 Annual Meeting Proxy Statement. In addition, this Form 10-K/A amends Item 15 of Part IV of the Original Filing to include new certifications by our principal executive officer and principal financial officer under Section 302 of the Sarbanes-Oxley Act of 2002 as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended. Because this Form 10-K/A includes no financial statements, we are not including certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Except for the amendment described above, we have not modified or updated disclosures presented in the Original Filing in this Form 10-K/A. Accordingly, this Form 10-K/A does not reflect events occurring after the filing of the Original Filing or modify or update those disclosures affected by subsequent events. Information not affected by this amendment remains unchanged and reflects the disclosures made at the time the Original Filing was filed. Therefore, this Form 10-K/A should be read in conjunction with any documents incorporated by reference therein and our filings made with the SEC subsequent to the Original Filing.

i

ii

Part I

ITEM 1. Business

Item 1 of the Original 10-K is amended by replacing in its entirety the disclosure under the caption “Iran”, only as follows.

Iran

The Iran Threat Reduction and Syria Human Rights Act of 2012 (“ITRSHRA”), signed into law by President Obama on August 10, 2012, added a new Section 13(r) to the Securities Exchange Act of 1934, as amended, which requires us to disclose whether Total S.A. (“Total”) or any of its affiliates (collectively, the “Total Group”) has engaged during the 2012 calendar year in certain Iran-related activities. While the Total Group has not engaged in any activity that would be required to be disclosed pursuant to subparagraphs (A), (B), (C), (D)(i) or (D)(ii) of Section 13(r)(1), affiliates of Total may be deemed to have engaged in a transaction or dealing with the government of Iran pursuant to Section 13(r)(1)(D)(iii), as discussed below. The below information concerning fiscal year 2012 was provided to us by Total as disclosed in its Form 20-F filed with the SEC on March 28, 2013. The percentages below indicate ownership interest in the entities named. SunPower and its subsidiaries did not engage in any activities required to be disclosed pursuant to Section 13(r)(1).

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

Total E&P UK Limited (“TEP UK”), a wholly-owned affiliate of Total, had limited contacts in 2012 with the Iranian Oil Company UK Ltd (“IOC”), a subsidiary of NIOC. These contacts related to agreements governing certain transportation, processing and operation services formerly provided to a joint venture at the Rhum field in the UK, co-owned by BP (50%, operator) and IOC (50%), by a joint venture at the Bruce field between BP (37%, operator), TEP UK (43.25%), BHP Billiton Petroleum Great Britain Ltd (16%) and Marubeni Oil & Gas (North Sea) Limited (3.75%) and by TEP UK's Frigg UK Association pipeline (100%). To Total's knowledge, no services have been provided under the aforementioned agreements since November 2010, when the Rhum field stopped production following the adoption of European Union sanctions, other than critical safety-related services (i.e., monitoring and marine inspection of the Rhum facilities). These agreements led to the signature in 2005 of an agreement by TEP UK and Naftiran Intertrade Co. (“NICO”) (IOC's parent company and a subsidiary of NIOC) for the purchase by TEP UK of Rhum field natural gas liquids from NICO. There have been no purchases under this agreement since November 2010. TEP UK's contacts with IOC and NICO in 2012 in regard to the aforementioned agreements were limited to exchanging letters and notifications regarding contract administration and declarations of force majeure. TEP UK may have similar limited contacts with IOC and NICO in 2013. Total did not recognize any revenues or profits from the aforementioned in 2012.

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

Total Marketing Middle East FZE (“TMME”), a wholly-owned affiliate of Total, sold in 2012 lubricants and additives to Beh Total in Iran. In 2012, these activities generated gross revenue of approximately €3.9 million and a net profit of approximately €0.8 million. TMME stopped such sales at the end of 2012.

Total Oil Turkiye A.S. (“TOT A.S.”), a company wholly-owned by theTotal Group and by two Total Group employees, obtained in 2012, after discussions with Beh Total, administrative authorizations from the French authorities to export to Iran additives for blending by Beh Total with base oils to produce lubricants for sale by Beh Total. However, no transactions with or payments to Beh Total took place in 2012 in relation to such proposed activity, and TOT A.S. does not anticipate pursuing this business activity with Beh Total.

Total Ethiopia Ltd (“TEL”), an Ethiopian company wholly-owned by the Total Group and by three Total Group employees, paid approximately €70,000 in 2012 to Merific Iran Gas Co, an Ethiopian company majority-owned by entities affiliated with the government of Iran, pursuant to a contract for the transport and storage of LPG in Ethiopia purchased by TEL from international markets. TEL will continue such activity until it secures access to other local facilities, which is expected in late 2013.

Total Raffinage Marketing S.A., a French company wholly-owned by the Total Group and by five Total Group employees, and Total Belgium NV, a company held 99.99% by the Total Group and by an individual, provided in 2012 fuel payment cards to Iranian diplomatic missions in France and in Belgium, respectively, for use in the Total Group's service stations. In 2012, these activities generated gross revenue of approximately €50,000 and a net profit of approximately €2,000. The Total Group has terminated these contractual agreements in France and is in the process of terminating them in Belgium.

In addition, the Total Group holds a 50% interest in, but does not operate, Samsung Total Petrochemicals Co. Ltd (“STC”), a South Korean incorporated joint venture with Samsung General Chemicals Co., Ltd. (50%). During the first six months of 2012 and prior to Executive Order 13622, STC purchased 292,000 metric tons of condensates directly or indirectly from companies affiliated with the Iranian government for approximately €264 million. As such condensates are used by STC as inputs for its manufacturing processes, it is not possible to estimate the revenues from sales or net income attributable to such purchases. In reliance on the exemption provided in Section 1245(d)(4)(D) of the National Defense Authorization Act (NDAA) announced on December 7, 2012, STC contracted to recommence such purchases. However, STC's management has recently stated that STC would no longer take deliveries under such contractual arrangement as from March 31, 2013. In addition, STC sold 1,450 metric tons of polymers for approximately €1 million to two Korean traders, Skyplast and Tera Korea, which may have subsequently exported some or all of this product to Iran. Taking into account the uses for such polymers (e.g., food packaging, pipes, car interiors), the end-customers likely were private companies. STC may make similar sales in the future.

Prior to January 23, 2012, the Total Group's Trading & Shipping ceased its purchase of Iranian hydrocarbons. Before this date, Total International Limited, a wholly-owned subsidiary of Total, purchased in Iran during 2012 pursuant to a mix of spot and term contracts approximately 2 million barrels of hydrocarbons from state-controlled entities for approximately €189 million, which it subsequently resold for approximately €176 million. As the Total Group hedges the risk associated with a fluctuation in hydrocarbon prices during its trading activities, the overall net income before tax attributable to such activity was €3 million. Trading & Shipping owed to state controlled entities in Iran approximately €235 million as of December 31, 2011 and €83 million as of December 31, 2012, which represented the value of the hydrocarbons purchased prior to the cessation of such activity.

Part III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNMANCE

Directors

Our board of directors (“Board”) is currently comprised of eight members and divided into three classes, in accordance with Article IV, Section B of our Certificate of Incorporation. On April 28, 2011, we and Total Gas & Power USA, SAS (“Total”), a subsidiary of Total S.A. (“Total S.A.”), entered into a Tender Offer Agreement (the “Tender Offer Agreement”). Pursuant to the Tender Offer Agreement, on June 21, 2011, Total purchased in a cash tender offer approximately 60% of the outstanding shares of our former class A common stock and 60% of the outstanding shares of our former class B common stock (the “Tender Offer”) at a price of $23.25 per share for each class. In connection with the Tender Offer, we and Total entered into an Affiliation Agreement that governs the relationship between Total and us following the close of the Tender Offer (the “Affiliation Agreement”). In accordance with the terms of the Affiliation Agreement, our Board had eleven members, composed of our Chief Executive Officer, four non-Total designated members of the Board, and six directors designated by Total. On the first anniversary of the consummation of the Tender Offer on June 21, 2012, the size of the Board was reduced to nine members and one non-Total designated director, W. Steve Albrecht, and one director designated by Total, Jean-Marc Otero del Val, resigned from the Board. If the Total Group's (as defined in the Affiliation Agreement) ownership percentage declines, the number of members of the Board that Total is entitled to designate will be reduced as set forth in the Affiliation Agreement. Ms. Betsy S, Atkins, a Class II director and an independent director, resigned from the Board effective August 31, 2012, and the Board intends to appoint a new independent director to fill this vacancy.

The Class I group of directors consists of Arnaud Chaperon, Jérôme Schmitt and Pat Wood III, who will hold office until the annual meeting of stockholders in 2015 or until their successors are elected. Messrs. Chaperon and Schmitt are Total designated directors. The Class II group of directors consists of Bernard Clement and Denis Giorno, who will hold office until the annual meeting of stockholders in 2013 or until their successors are elected. Messrs. Clement and Giorno are Total designated directors. The Class III group of directors consists of Thomas R. McDaniel, Humbert de Wendel and Thomas H. Werner, who will hold office until the annual meeting of stockholders in 2014 or until their successors are elected. Mr. de Wendel is a Total designated director.

Additional information, as of April 28, 2013, about our directors is set forth below.

Class I Directors with Terms Expiring in 2015

Name	Class	Age	Position(s) with SunPower	Director Since
Arnaud Chaperon	I	57	Director	2011
Jerome Schmitt	I	47	Director	2013
Pat Wood III	I	50	Director	2005

Mr. Arnaud Chaperon currently serves as the Senior Vice President of Prospective Analysis, Institutional Relations and Communications for the New Energies division of Total S.A. Before taking this position with the New Energies division in 2007, Mr. Chaperon was the Managing Director for five years of Total E&P Qatar and country representative of the Total group, which has oil, gas, and petrochemical assets and operations in the State of Qatar. Previous to that, he held other positions within the Total group, where he has been employed since 1980. Mr. Chaperon holds a master's degree in engineering from École Nationale Supérieure de Techniques Avancées.

Mr. Chaperon brings significant international strategic, operational and development experience to the Board. His experience developing renewable energy projects and investments throughout the value chain for the Total group, as well as managing traditional oil and gas operations, gives him a unique perspective on the Company's strategic outlook and worldwide opportunities. Based on the Board's identification of these qualifications, skills and experiences, the Board has concluded that Mr. Chaperon should serve as a director of the Company.

Mr. Jerome Schmitt has served as the Senior Vice President, Corporate Affairs of the Marketing and Services division of Total S.A since the beginning of 2012. Previously, Mr. Schmitt was Total's Group Treasurer from 2009 through the end of 2011. Before taking this position, Mr. Schmitt was Vice President, Investor Relations at Total for five years. Previous to that, he held other positions within the Total group, where he has been employed since 1992. Mr. Schmitt graduated as a Civil Mining Engineer from the École Nationale Supérieure des Mines de Sainte-Etienne.

Mr. Schmitt brings significant international finance and communications experience to the Board. Mr. Schmitt's extensive experience and relationships both with financial institutions and investors in the energy sector uniquely qualifies him to provide the insight necessary for developing the Company's financial base and business opportunities. Based on the Board's identification of these qualifications, skills and experiences, the Board has concluded that Mr. Schmitt should serve as a director of the Company.

Mr. Pat Wood III has served as a Principal of Wood3 Resources, an energy infrastructure developer, since July 2005. He is active in the development of electric power and natural gas infrastructure assets in North America.  From 2001 to 2005 Mr. Wood served as the Chairman of the Federal Energy Regulatory Commission. From 1995 to 2001, he chaired the Public Utility Commission of Texas. Mr. Wood has also been an attorney with Baker & Botts, a global law firm, and an associate project engineer with Arco Indonesia, an oil and gas company, in Jakarta. He currently serves as Chairman of Dynegy, Inc., and is a director of Quanta Services, Inc. and of Xtreme Power. He is a strategic advisor to Natural Gas Partners, an energy private equity fund, and to Hunt Transmission Services.  Mr. Wood is a past director of the American Council on Renewable Energy and is a member of the National Petroleum Council.

Mr. Wood brings significant strategic and operational management experience to the Board. Mr. Wood has demonstrated strong leadership skills through nearly ten years of regulatory leadership in the energy sector. Mr. Wood brings a unique perspective and extensive knowledge of energy project development, public policy development, governance and the regulatory process. His legal background also provides the Board with a perspective on the legal implications of matters affecting our business. Based on the Board's identification of these qualifications, skills and experiences, the Board has concluded that Mr. Wood should serve as a director of the Company and Chairman of the Nominating and Corporate Governance Committee and the Chairman of the Compensation Committee.

Class II Directors with Terms Expiring in 2013

Name	Class	Age	Position(s) with SunPower	Director Since
Bernard Clement	II	54	Director	2011
Denis Giorno	II	62	Director	2011

Mr. Bernard Clement has served as the Senior Vice President, Business & Operations, of the New Energies division of Total S.A. since July 1, 2012. Prior to this appointment, he was Senior Vice President of Gas Assets, Technology, and Research & Development for the Gas & Power division of Total S.A. since January 1, 2010. From 2003 through 2009, Mr. Clement served as Vice President of the Exploration & Production division of Total S.A. relative to its interests in the Middle East. Previous to that, he held other positions within the Total group, where he has been employed since 1983. Mr. Clement has engineering degrees from École Nationale Supérieure du Pétrole et des Moteurs, where he focused on geophysics, and from École Polytechnique.

Mr. Clement brings significant international operational and development experience to the Board. His extensive experience managing international energy projects and assets, as well as managing the development of technology allows him to provide valuable insight into the strategic development of the Company and its ability to meet its manufacturing roadmap. Based on the Board's identification of these qualifications, skills and experiences, the Board has concluded that Mr. Clement should serve as a director of the Company.

Mr. Denis Giorno has served as President and General Manager of Total New Energies USA since November 2011. From October 2007 until October 2011, he served as the Vice President of New Ventures for the Gas & Power division of Total S.A. From 2005 to 2007, Mr. Giorno was Vice President, Business Development, of the Gas & Power division relative to Total's interests in Asia, South America, and Africa. Previous to that, he held other positions within the Total group, where he has been employed since 1975. Mr. Giorno received a degree in civil engineering from École Nationale des Ponts et Chaussées, a Master of Science degree in managerial science and engineering from Stanford University and a degree in Petroleum Engineering from École Nationale du Pétrole et des Moteurs. Mr. Giorno also completed the Stanford Graduate School of Business' Executive Education program.

Mr. Giorno's extensive, worldwide business development and international negotiation experience covers a broad spectrum of traditional power projects and renewable energy projects, including throughout the value chain in the solar sector. This experience allows him to make significant contributions to the Company's strategic outlook and international development perspectives. Based on the Board's identification of these qualifications, skills and experiences, the Board has concluded that Mr. Giorno should serve as a director of the Company.

Class III Directors with Terms Expiring in 2014

Name	Class	Age	Position(s) with SunPower	Director Since
Thomas R. McDaniel	III	64	Director	2009
Humbert de Wendel	III	56	Director	2011
Thomas H. Werner	III	53	President and CEO, Director and Chairman of the Board	2003

Mr. Thomas R. McDaniel was Executive Vice President, Chief Financial Officer and Treasurer of Edison International, a generator and distributor of electric power and investor in infrastructure and energy assets, before retiring in July 2008 after 37 years of service. Prior to January 2005, Mr. McDaniel was Chairman, Chief Executive Officer and President of Edison Mission Energy, a power generation business specializing in the development, acquisition, construction, management and operation of power production facilities. Mr. McDaniel was also Chief Executive Officer and a director of Edison Capital, a provider of capital and financial services supporting the growth of energy and infrastructure projects, products and services, both domestically and internationally. He is Chairman of the Board of Tendril, a smart grid software as a service company. Mr. McDaniel is a director of SemGroup, L.P., a midstream energy service company. He is also on the advisory board of Cypress Envirosystems, a subsidiary of Cypress Semiconductor Corporation, which develops and markets energy efficiency products. Mr. McDaniel also serves on the Advisory Board of Coda Automotive, which is a manufacturer and distributor of all-electric cars and transportation battery systems, and On Ramp Wireless, a communications company serving electrical, gas and water utilities. Mr. McDaniel currently serves on the board of directors of the Senior Care Action Network (SCAN). Through the McDaniel Family Foundation, he is also actively involved in a variety of charitable activities such as the Boys and Girls Club of Huntington Beach, the Adult Day Care Center and the Free Wheelchair Mission.

Mr. McDaniel brings significant operational and development experience to the Board. Mr. McDaniel's extensive experience growing and operating global electric power businesses is directly aligned with the Company's efforts to expand the utility and power plant segment of the business. In addition, Mr. McDaniel's prior experience as a Chief Financial Officer qualifies him as a financial expert, which is relevant to his duties as an audit committee member. Based on the Board's identification of these qualifications, skills and experiences, the Board has concluded that Mr. McDaniel should serve as a director of the Company and Chairman of the Audit Committee and Chairman of the Finance Committee.

Mr. Humbert de Wendel has served as the Total Group Treasurer since the beginning of 2012. Previously, Mr. de Wendel served as the Senior Vice President of Corporate Business Development for Total from 2006 to 2011. From 2000 to 2006, Mr. de Wendel served as a Vice President for Total overseeing finance operations of its exploration and production subsidiaries. Previous to that, he held other positions within the Total group, where he has been employed since 1982. Mr. de Wendel holds a degree in law and economics from the Institut d'études Politiques de Paris, and a degree in business administration from École Supérieure des Sciences Économiques et Commerciales.

Mr. de Wendel brings extensive international experience in finance and business development to the Board. This experience allows him to bring valuable perspective on the Company's relationships with its key financial and industrial partners. Based on the Board's identification of these qualifications, skills and experiences, the Board has concluded that Mr. de Wendel should serve as a director of the Company.

Mr. Thomas H. Werner has served as our President and Chief Executive Officer since May 2010, as a member of our Board since June 2003, and Chairman of the Board of Directors since May 2011. From June 2003 to April 2010, Mr. Werner served as our Chief Executive Officer. Prior to joining SunPower, from 2001 to 2003, he held the position of Chief Executive Officer of Silicon Light Machines, Inc., an optical solutions subsidiary of Cypress Semiconductor Corporation. From 1998 to 2001, Mr. Werner was Vice President and General Manager of the Business Connectivity Group of 3Com Corp., a network solutions company. He has also held a number of executive management positions at Oak Industries, Inc. and General Electric Co. Mr. Werner currently serves as a board member of Cree, Inc., Silver Spring Networks, and the Silicon Valley Leadership Group. Mr. Werner is on the Board of Trustees of Marquette University. Mr. Werner holds a bachelors degree in industrial engineering from the University of Wisconsin Madison, a bachelor's degree in electrical engineering from Marquette University and a master's degree in business administration from George Washington University.

Mr. Werner brings significant leadership and operational management experience to the Board. Mr. Werner provides the Board with valuable insight into management's perspective with respect to the Company's operations. Mr. Werner brings significant technical, operational and financial management experience to the Board. Mr. Werner has demonstrated strong executive leadership skills through nearly 20 years of executive officer service with various companies and brings the most comprehensive view of the Company's operational history over the past few years. Mr. Werner also brings to the Board leadership experience through his service on the board of directors for two other organizations, which gives him the ability to compare the way in which management and the boards operate within the companies he serves. Based on the Board's identification of these qualifications, skills and experiences, the Board has concluded that Mr. Werner should serve as a director of the Company.

Executive Officers

Certain information, as of April 28, 2013, regarding each of our executive officers is set forth below.

Name	Age	Position
Thomas H. Werner	53	President, Chief Executive Officer and Chairman of the Board
Charles D. Boynton	45	Executive Vice President and Chief Financial Officer
Howard J. Wenger	53	President, Regions
Marty T. Neese	50	Chief Operating Officer
Lisa Bodensteiner	51	Executive Vice President, General Counsel and Corporate Secretary
Douglas J. Richards	54	Executive Vice President, Administration
Eric Branderiz	48	Senior Vice President, Corporate Controller and Principal Accounting Officer

Mr. Thomas H. Werner has served as our President and Chief Executive Officer since May 2010, a member of our Board since June 2003, and Chairman of the Board of Directors since May 2011. From June 2003 to April 2010, Mr. Werner served as our Chief Executive Officer. Prior to joining SunPower, from 2001 to 2003, he held the position of Chief Executive Officer of Silicon Light Machines, Inc., an optical solutions subsidiary of Cypress Semiconductor Corporation. From 1998 to 2001, Mr. Werner was Vice President and General Manager of the Business Connectivity Group of 3Com Corp., a network solutions company. He has also held a number of executive management positions at Oak Industries, Inc. and General Electric Co., and currently serves as a board member of Cree, Inc., Silver Spring Networks, and the Silicon Valley Leadership Group. Mr. Werner is on the Board of Trustees of Marquette University. Mr. Werner holds a bachelors degree in industrial engineering from the University of Wisconsin Madison, a bachelor's degree in electrical engineering from Marquette University and a master's degree in business administration from George Washington University.

Mr. Charles D. Boynton has served as our Executive Vice President and Chief Financial Officer since March 2012. In March 2012, Mr. Boynton also served as our Acting Financial Officer. From June 2010 to March 2012, he served as our Vice President, Finance and Corporate Development, where he drove strategic investments, joint ventures, mergers and acquisitions, field finance and finance, planning and analysis. Prior to joining SunPower in June 2010, Mr. Boynton was the Chief Financial Officer for ServiceSource, LLC from April 2008 to June 2010. From March 2004 to April 2008 he served as the Chief Financial Officer at Intelliden. Earlier in his career, Mr. Boynton held key financial positions at Commerce One, Inc., Kraft Foods, Inc. and Grant Thornton, LLP. He is a member of the board of trustees of the San Jose Technology Museum of Innovation. Mr. Boynton was a certified public accountant, State of Illinois, and a Member FEI, Silicon Valley Chapter.

Mr. Howard J. Wenger has served as our President, Regions since November 2011. From January 2010 to October 2011, Mr. Wenger served as President, Utilities and Power Plants. From August 2008 to January 2010, Mr. Wenger served as President, Global Business Units, and led all of our business units since January 2007 as an executive officer of the Company. From 2003 to 2007, Mr. Wenger served as Executive Vice President and a member of the board of directors of PowerLight Corporation, a solar system integration company that we acquired in January 2007 and subsequently renamed SunPower Corporation, Systems with Mr. Wenger serving as President. From 2000 to 2003, Mr. Wenger was Vice President, North American Business of AstroPower Inc., a solar power manufacturer and system provider acquired by General Electric, and from 1998 to 2000 he was the Director, Grid-Connected Business. From 1993 to 1998, Mr. Wenger co-founded and managed Pacific Energy Group, a solar power consulting firm and, from 1989 to 1993, Mr. Wenger worked for the Pacific Gas & Electric Company, a utility company in northern California, in both research and strategic planning of solar and distributed generation assets.

Mr. Marty T. Neese has served as our Chief Operating Officer since June 2008. From October 2007 to June 2008, Mr. Neese served as Executive Vice President, Worldwide Operations of Flextronics International Ltd., a manufacturing services company. From September 2004 to October 2007, Mr. Neese served in a variety of senior management positions at Solectron Corporation, a manufacturing services company, most recently as its Executive Vice President, Worldwide Operations.

Ms. Lisa Bodensteiner has served as our Executive Vice President, General Counsel and Corporate Secretary since June 2012. From October 2009 to June 2012, Ms. Bodensteiner served in roles with increasing responsibility, and most recently as General Counsel, Project Development at First Solar Inc. From October 2007 to April 2009, Ms. Bodensteiner served as Vice President and General Counsel at OptiSolar Inc., a privately held, vertically integrated solar energy producer, manufacturer of proprietary thin-film photovoltaic solar panels and developer of utility-scale solar farms. Prior to OptiSolar, Ms. Bodensteiner had more than a decade of experience at Calpine Corporation, serving in various legal roles including as Executive Vice President, General Counsel, Secretary and Chief Compliance Officer. From 1986 to 1996, Ms. Bodensteiner practiced as a transactional attorney at law firms.

Mr. Douglas J. Richards has served as our Executive Vice President, Administration since November 2011. From April 2010 to October 2011, Mr. Richards served as our Executive Vice President, Human Resources and Corporate Services. From September 2007 to March 2010, Mr. Richards served as our Vice President, Human Resources and Corporate Services. From 2006 to 2007, Mr. Richards was Vice President of Human Resources and Administration for SelectBuild, a construction services company and a wholly-owned subsidiary of BMHC, and from 2000 to 2006, Mr. Richards was Senior Vice President of Human Resources and Administration for BlueArc, a provider of high performance unified network storage systems to enterprise markets. Prior to BlueArc, Mr. Richards spent 10 years at Compaq Computer Corporation and 5 years at Apple Computer, Inc. in various management positions.

Mr. Eric Branderiz has served as our Senior Vice President, Corporate Controller and Principal Accounting Officer since August 2012, and was Vice President, Corporate Controller and Principal Accounting Officer between September 2011 to July 2012, responsible for all financial accounting, customer global shared services, regional controllership, regional planning and global business finance manufacturing operations. Since first quarter 2013, Mr. Branderiz also leads the global operations and finance organization for the residential and light commercial business, responsible for global order management and fulfillment as well as product offering design and optimization. From June 2010 to August 2011, Mr. Branderiz served as our Vice President and Corporate Controller. Mr. Branderiz was the Vice President, Corporate Controller, Treasurer, and Head of Subsidy Business Operations for the Knowledge Learning Corporation (KLC) from May 2009 to May 2010. Prior to KLC, he served in various positions at Spansion, Inc. from June 2003 to April 2009, including as the Corporate Vice President, Corporate Finance & Corporate Controller. Before Spansion's initial public offering, Mr. Branderiz served in several concurrent capacities as Corporate Controller, Head of Corporate Financial Planning & Analysis, Head of Regional Sales & Marketing Finance, and Internal Controls. Prior to Spansion, Mr. Branderiz held various positions at Advanced Micro Devices, Inc., including American Controller, Ernst & Young, LLP, and the Provincial Branch of Consumer & Corporate Affairs and Treasury Departments in Canada. He is a licensed Certified Public Accountant.

Board Structure

Determination of Independence

Our Board has determined that two of our eight directors, namely Messrs. McDaniel and Wood, each meet the standards for independence as defined by applicable listing standards of the Nasdaq Global Select Market and rules and regulations of the SEC. Our Board has also determined that Mr. Werner, our President and Chief Executive Officer, and Messrs. Chaperon, Clement, Giorno, Schmitt and de Wendel, as directors designated by our controlling stockholder Total Gas & Power USA, SAS (“Total”), pursuant to our Affiliation Agreement with Total, are not “independent” as defined by applicable listing standards of the Nasdaq Global Select Market. There are no family relationships among any of our directors or executive officers.

Leadership Structure and Risk Oversight

The Board has determined that having a lead independent director assist Mr. Werner, the Chairman of the Board and Chief Executive Officer, is in the best interest of stockholders at this time. In early 2010, Betsy S. Atkins was appointed to serve as the lead independent director for the Board. Mr. Wood became the lead independent director of the Board in June 2012, replacing Ms. Atkins. This structure ensures a greater role for the independent directors in the oversight of the Company and active participation of the independent directors in setting agendas and establishing priorities and procedures for the work of the Board. We believe that this leadership structure also is preferred by a significant number of our stockholders.

The Board is actively involved in oversight of risks that could affect the Company. This oversight is conducted primarily through committees of the Board, in particular our Audit Committee, as disclosed in the descriptions of each of the committees below and in the charters of each of the committees. The full Board, however, has retained responsibility for general oversight of risks. The Board satisfies this responsibility through full reports by each committee chair regarding the committee's considerations and actions, as well as through regular reports directly from officers responsible for oversight of particular risks within the Company. The Board believes its administration of its risk oversight function has not affected the Board's leadership structure.

Board Meetings

Our Board held four regular, quarterly meetings, one annual meeting and five special meetings during fiscal year 2012. During fiscal year 2012, each director attended at least 75% of the aggregate number of meetings of the Board and its committees on which such director served. Our independent directors held four executive sessions during regular, quarterly meetings without management present during fiscal year 2012.

Controlled Company, Nasdaq Listing Standards

Total presently owns 65% of our outstanding voting securities and we are therefore considered a “controlled company” within the meaning of the Nasdaq Stock Market rules. As a “controlled company,” we are presently exempt from the rules that would otherwise require that our Board be comprised of a majority of independent directors and that our Compensation Committee and Nominating and Corporate Governance Committee be composed entirely of independent directors. This “controlled company” exception does not modify the independence requirements for the Audit Committee, and we comply with the requirements of the Sarbanes-Oxley Act and the Nasdaq Stock Market rules that require that our Audit Committee be comprised exclusively of independent directors.

On September 14, 2012, we received a letter from The Nasdaq Stock Market notifying us that we no longer comply with Nasdaq's audit committee requirements as set forth in Nasdaq Listing Rule 5605 due to the resignation of our independent director Ms. Betsy S. Atkins. Nasdaq Listing Rule 5605(c)(2) requires us to have at least 3 independent directors on our Audit Committee. Nasdaq noted in the letter that we have until earlier of our annual stockholders' meeting or August 31, 2013 to comply with the listing standard under Nasdaq Listing Rule 5605(c)(4). We plan to appoint a new independent director to the Audit Committee prior to this deadline.

Board Committees

We believe that good corporate governance is important to ensure that we are managed for the long-term benefit of our stockholders. Our Board has established committees to ensure that we maintain strong corporate governance standards. Our Board has standing Audit, Compensation, Nominating and Corporate Governance, and Finance Committees. The charters of our Audit, Compensation, Nominating and Corporate Governance, and Finance Committees are available on our website at http://investors.sunpowercorp.com/documents.cfm. You may also request copies of our committee charters free of charge by writing to SunPower Corporation, 77 Rio Robles, San Jose, California 95134, Attention: Corporate Secretary. Below is a summary of our committee structure and membership information.

Director	Audit Committee	Compensation Committee	Nominating and Corporate Governance Committee	Finance Committee
Arnaud Chaperon	--	--	--	Member
Bernard Clement	--	--	Member	--
Denis Giorno	--	--	Member	--
Thomas R. McDaniel (I)	Chair	Member	Member	Chair
Jerome Schmitt	--	Member	--	--
Humbert de Wendel	--	Member	--	Member
Pat Wood III (I)	Member	Chair	Chair	Member

(I)	Indicates an independent director.

Audit Committee

Our Audit Committee is a separately-designated standing committee established in accordance with Section 3(a)(58)(A) of the Exchange Act. The Board has determined that each of the members of our Audit Committee is “independent” as that term is defined in Section 10A of the Exchange Act and as defined by applicable listing standards of the Nasdaq Global Select Market. Each member of the Audit Committee is financially literate and has the requisite financial sophistication as required by the applicable listing standards of the Nasdaq Global Select Market. Mr. Albrecht, formerly the Chairman of the Audit Committee, resigned from the Board in June 2012, and Mr. McDaniel became the Chairman of the Audit Committee. The Board has determined that each of Messrs. Albrecht and McDaniel meet the criteria of an “audit committee financial expert” within the meaning of applicable SEC regulations due to their professional experience. Mr. McDaniel's relevant professional experience is described above under “Directors.” Audit Committee held 11 meetings during fiscal 2012.

Nasdaq Listing Rule 5605(c)(2) requires us to have at least 3 independent directors on our Audit Committee, and we currently have two. We have until the earlier of our annual stockholders' meeting or August 31, 2013 to comply with the listing standard under Nasdaq Listing Rule 5605(c)(4). We plan to appoint a new independent director to the Audit Committee prior to this deadline.

The purpose of the Audit Committee, pursuant to its charter, is to:

•	provide oversight of our accounting and financial reporting processes and the audit of our financial statements and internal controls by our independent registered public accounting firm;

•
assist the Board in the oversight of: (1) the integrity of our financial statements; (2) our compliance with legal and regulatory requirements; (3) the independent registered public accounting firm's performance, qualifications and independence; and (4) the performance of our internal audit function;

•	oversee management's identification, evaluation, and mitigation of major risks to the Company;

•	prepare an audit committee report as required by the SEC to be included in our annual proxy statement;

•	provide to the Board such information and materials as it may deem necessary to make the Board aware of financial matters requiring the attention of the Board; and

•
consider questions of actual and potential conflicts of interest (including corporate opportunities) of Board members and corporate officers and review and approve proposed related party transactions (as defined in Item 404 of Regulation S-K); any waiver of the Code of Business Conduct and Ethics for directors and executive officers and any approval of related party transactions may be made only by the disinterested members of the Audit Committee.

The Audit Committee has established procedures for (1) the receipt, retention and treatment of complaints received by us regarding accounting, internal accounting controls or auditing matters, and (2) the confidential, anonymous submission by our employees of concerns regarding accounting or auditing matters. The Audit Committee promptly reviews such complaints and concerns.

Compensation Committee

In August 2012, Ms. Atkins, formerly the Chairman of the Compensation Committee resigned from the Board, and Mr. Wood was appointed to the Compensation Committee as its Chairman in November 2012. Two of the four members of the Compensation Committee, Messrs. McDaniel and Wood, are “independent” as defined by applicable listing standards of the Nasdaq Global Select Market. Messrs. Schmitt and de Wendel were designated by Total to be on the Compensation Committee pursuant to our Affiliation Agreement with Total. The Compensation Committee held eight meetings during fiscal 2012.

The Compensation Committee, pursuant to its charter, assists the Board in discharging its duties with respect to:

•	the formulation, implementation, review, and modification of the compensation of our directors and executive officers;

•
the preparation of an annual report of the Compensation Committee for inclusion in our annual proxy statement or Annual Report on Form 10-K, in accordance with applicable rules of the SEC and applicable listing standards of the Nasdaq Global Select Market;

•	reviewing and discussing the Compensation Discussion and Analysis, set forth in our annual proxy statement or Annual Report on Form 10-K, with management; and

•	the administration of our stock plans, including the Third Amended and Restated SunPower Corporation 2005 Stock Incentive Plan.

In certain instances, the Compensation Committee has delegated limited authority to Mr. Werner, in his capacity as a Board member, with respect to compensation and equity awards for employees other than our executive officers. For more information on our processes and procedures for the consideration and determination of executive compensation, see “Compensation Discussion and Analysis” in Item 11. Executive Compensation below.

Nominating and Corporate Governance Committee

In August 2012, Ms. Atkins resigned from the Board, and Mr. McDaniel was appointed to the Nominating and Corporate Governance Committee in November 2012. Two of the four members of the Nominating and Corporate Governance Committee, Messrs. McDaniel and Wood, are “independent” as defined by applicable listing standards of the Nasdaq Global Select Market. Messrs. Clement and Giorno were designated by Total to be on the Nominating and Corporate Governance Committee pursuant to our Affiliation Agreement with Total. The Nominating and Corporate Governance Committee held three meetings during fiscal 2012.

The Nominating and Corporate Governance Committee, pursuant to its charter, assists the Board in discharging its responsibilities with respect to:

•	the identification of individuals qualified to become directors and the selection or recommendation of candidates for all directorships to be filled by the Board or by the stockholders;

•
the evaluation of whether an incumbent director should be nominated for re-election to the Board upon expiration of such director's term, based upon factors established for new director candidates as well as the incumbent director's qualifications, performance as a Board member, and such other factors as the Committee deems appropriate; and

•	the development, maintenance and recommendation of a set of corporate governance principles applicable to us, and for periodically reviewing such principles.

The Nominating and Governance Committee also considers diversity in identifying nominees for directors. In particular, the Nominating and Governance Committee believes that the members of the Board should encompass a diverse range of talent, skill and expertise sufficient to provide sound and prudent guidance with respect to the Company's operations and interests. In addition, the Nominating and Governance Committee has determined that the Board as a whole must have the right diversity, mix of characteristics and skills for the optimal functioning of the Board in its oversight of the Company.

The Nominating and Governance Committee believes the Board should be comprised of persons with skills in areas such as:

•	relevant industries, especially solar products and services;

•	technology manufacturing;

•	sales and marketing;

•	leadership of large, complex organizations;

•	finance and accounting;

•	corporate governance and compliance;

•	strategic planning;

•	international business activities; and

•	human capital and compensation.

Under our Corporate Governance Principles, during the director nominee evaluation process, the Nominating and Corporate Governance Committee and the Board will take the following into account:

•	A significant number of directors on the Board should be independent directors, unless otherwise required by applicable law or the Nasdaq Stock Market rules;

•
Candidates should be capable of working in a collegial manner with persons of different educational, business and cultural backgrounds and should possess skills and expertise that complement the attributes of the existing directors;

•	Candidates should represent a diversity of viewpoints, backgrounds, experiences and other demographics;

•	Candidates should demonstrate notable or significant achievement and possess senior-level business, management or regulatory experience that would benefit the Company;

•	Candidates shall be individuals of the highest character and integrity;

•	Candidates shall be free from any conflict of interest that would interfere with their ability to properly discharge their duties as a director or would violate any applicable law or regulation;

•	Candidates shall be capable of devoting the necessary time to discharge their duties, taking into account memberships on other boards and other responsibilities; and

•	Candidates shall have the desire to represent the interests of all stockholders.

Finance Committee

Two of the four members of the Finance Committee, Messrs. McDaniel and Wood, are “independent” as defined by applicable listing standards of the Nasdaq Global Select Market. Messrs. Chaperon and de Wendel were designated by Total to be on the Finance Committee pursuant to our Affiliation Agreement with Total. The Finance Committee held 13 meetings during fiscal 2012.

The Finance Committee, pursuant to its charter, assists the Board in discharging its duties with respect to:

•
The review, evaluation and approval of financing transactions, including credit facilities, structured finance, issuance of debt and equity securities in private and public transactions, and the repurchase of debt and equity securities (other than financing activity exceeding $50 million which requires the review and approval of the Board);

•	The review of the Company's annual operating plan for recommendation to the Board, and the monitoring of capital spend as compared to the annual operating plan;

•	The review and recommendation to the Board of investments, acquisitions, divestitures and other corporate transactions; and

•	General oversight of the Company's treasury activities, and the review, at least annually, of the Company's counterparty credit risk and insurance programs.

Stockholder Communications with Board of Directors

We provide a process by which stockholders may send communications to our Board, any committee of the Board, our non-management directors or any particular director. Stockholders can contact our non-management directors by sending such communications to the chairman of the Nominating and Corporate Governance Committee, c/o Corporate Secretary, SunPower Corporation, 77 Rio Robles, San Jose, California 95134. Stockholders wishing to communicate with a particular Board member, a particular Board committee or the Board as a whole, may send a written communication to our Corporate Secretary, SunPower Corporation, 77 Rio Robles, San Jose, California 95134. The Corporate Secretary will forward such communication to the full Board, to the appropriate committee or to any individual director or directors to whom the communication is addressed, unless the communication is unduly hostile, threatening, illegal, or harassing, in which case the Corporate Secretary has the authority to discard the communication or take appropriate legal action regarding the communication.

Corporate Governance Principles

We believe that strong corporate governance practices are the foundation of a successful, well-run company. The Board has adopted Corporate Governance Principles that set forth our core corporate governance principles, including:

•	oversight responsibilities of the Board;

•	election and responsibilities of the lead independent director;

•	role of Board committees and assignment and rotation of members;

•	review of the Code of Business Conduct and Ethics and consideration of related party transactions;

•	independent directors meetings without management and with outside auditors;

•	Board's access to employees;

•	annual review of Board member compensation;

•	membership criteria and selection of the Board;

•	annual review of Board performance;

•	director orientation and continuing education;

•	annual review of performance and compensation of executive officers; and

•	succession planning for key executive officers.

The Corporate Governance Principles are available on our website at http://investors.sunpowercorp.com.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers and our directors, and persons who own more than 10% of a registered class of our equity securities, to file an initial report of ownership on Form 3 and reports of changes in ownership on Forms 4 or 5 with the SEC and the Nasdaq Global Select Market. Such executive officers, directors and greater than 10% stockholders are also required by SEC regulations to furnish us with copies of all Section 16 forms that they file. We periodically remind our directors and executive officers of their reporting obligations and assist in making the required disclosures once we have been notified that a reportable event has occurred. We are required to report in this Form 10-K any failure by any of the above-mentioned persons to make timely Section 16 reports.

Based solely on our review of the copies of such forms received by us, and written representations from our directors and executive officers, we are unaware of any instances of noncompliance, or late compliance, with Section 16(a) filing requirements by our directors, executive officers or greater than 10% stockholders during fiscal 2012, except for one instance where a Form 4 filing (in connection with the vesting of 6,666 shares of common stock under a RSU grant) was one day late for Mr. Branderiz due to a calendaring error.

Code of Ethics

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

ITEM 11. EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

This Compensation Discussion and Analysis provides a detailed review and analysis of our compensation policies and programs that applied to our named executive officers during the fiscal year ended December 30, 2012. These executive officers consisted of our Chief Executive Officer, our Chief Financial Officer, our former Chief Financial Officer, and the next three most highly compensated executive officers serving as of December 30, 2012. We refer to these six executive officers (or former executive officers), whose names and titles are included in the following table, collectively as our named executive officers:

Name	Position
Thomas H. Werner	President, Chief Executive Officer and Chairman of the Board
Charles D. Boynton	Executive Vice President and Chief Financial Officer
Howard J. Wenger	President, Regions
Marty T. Neese	Chief Operating Officer
Douglas J. Richards	Executive Vice President, Administration
Dennis V. Arriola	Former Executive Vice President and Chief Financial Officer

Mr. Arriola's employment with the Company terminated on March 5, 2012 and Mr. Boynton became Acting Chief Financial Officer effective March 6, 2012. On March 21, 2012, Mr. Boynton was appointed Executive Vice President and Chief Financial Officer. Since Mr. Arriola indicated his intention to leave the Company in November 2011, he did not participate in the cash bonus program or restricted stock compensation program for 2012 described below.

Executive Summary

Our compensation programs are intended to align our named executive officers' interests with those of our stockholders by rewarding performance that meets or exceeds the goals that the Compensation Committee establishes with the ultimate objective of increasing stockholder value. We have adopted an executive compensation philosophy designed to deliver competitive total compensation upon the achievement of financial and strategic performance objectives. The total compensation received by our named executive officers will vary based on corporate and individual performance, as measured against performance goals. Therefore, a significant portion of each named executive officer's total pay is tied to Company performance (see the “2012 Compensation Components” chart below).

We delivered strong financial and operational results for fiscal year 2012 despite the challenges the global economy and credit markets experienced during that period:

•	We grew revenues in 2012 to $2.4 billion.

•	We sold our 579 megawatt Antelope Valley Solar Project to MidAmerican Energy Holding Company, which is the biggest utility scale solar project in the world, for between $2.0 billion and $2.5 billion.

•	We installed more than 180 megawatts for the 250- megawatt California Valley Solar Ranch project, and are on track to complete construction in 2013.

•	We surpassed our manufacturing cost reduction targets by achieving more than 25 percent blended panel cost reduction in 2012.

•	We ramped-up our residential lease program in the United States across nine states, with more than 14,000 customers and 114 megawatts booked at the end of 2012.

•
We signed a joint venture agreement with partners in China to deliver SunPower's C7 Tracker concentrator technology into the Chinese market, and extended our long-term relationship with Toshiba to serve the Japanese market.

•	We began production of our Maxeon Gen 3 solar cell and the industry's first 21% efficient solar panel.

•	We signed a power purchase agreement with Pacific Gas & Electric for the 100 megawatts Henrietta Solar Project.

For fiscal 2012, our financial performance was the key factor in the compensation decisions and outcomes for the fiscal year. In fiscal 2012, the highlights of our named executive officer compensation program were as follows:

•
Revenue, adjusted profit before tax, and corporate milestone performance targets determined the actual payouts under our performance-based cash bonus programs (specifically, the 2012 Annual Bonus Program and the 2012 Quarterly Bonus Program) for our named executive officers. Performance with respect to these performance targets reached the threshold performance level and resulted in payment of cash bonus awards. Performance thresholds and targets are further described below in “Executive Compensation-Non-Equity Incentive Plan Compensation.”

•
Long-term incentives in the form of time- and performance-based restricted stock units make up a large portion of each named executive officer's compensation and are linked to the long-term performance of our stock. Restricted stock units generally vest over three years, and performance-based restricted stock units are earned only after the achievement of corporate performance targets and also vest over a three-year period.

•
Earning performance-based restricted stock units depends on the achievement of revenue and adjusted profit before tax performance targets. Performance with respect to both performance targets exceeded the threshold performance level, which resulted in payment of equity awards with respect to both portions of the performance-based restricted stock units. Performance thresholds and targets are further described below in “Executive Compensation-Equity Incentive Plan Compensation.”

•
Individual performance was additionally measured each quarter based on each named executive officer's achievement of his personal Key Initiatives, which support our corporate, strategic and operational milestones. An individual's personal Key Initiative score would result in no award being payable under the 2012 Quarterly Bonus Program even if we achieved our corporate targets if the personal Key Initiative score was determined to be zero. We made payments under our 2012 Quarterly Bonus Program after we exceeded the threshold performance level.

•
In 2012, we did not raise the salary of Mr. Werner, our Chief Executive Officer, or Mr. Arriola, who indicated his intention to leave the Company in November 2011. We raised the salaries of our other named executive officers from 8% to 13%, except for Mr. Boynton, who received two salary increases in 2012 totaling 45% because of his promotion to Executive Vice President and Chief Financial Officer and due to his outstanding performance during the year.

•	Our change of control severance agreements do not entitle our named executive officers to payment without termination of employment following a change of control.

In fiscal 2012 a large portion of our named executive officers' target compensation (87% for our Chief Executive Officer and averaging 78% for our other named executive officers, excluding Mr. Arriola) was delivered in the form of annual and quarterly bonus programs, as well as long-term equity incentives, including retention equity awards. Despite the challenging market environment, we delivered strong financial and operational results and met the thresholds for our performance-based cash bonus programs and performance-based restricted stock unit awards.

At our 2012 Annual Meeting of Stockholders, our stockholders voted to approve, on an advisory basis, the compensation of our named executive officers, as disclosed in the proxy statement for that meeting. We refer to this vote as our Say on Pay vote. Our Compensation Committee considered the results of the Say on Pay vote (which received 85% approval of the votes cast) at its meetings subsequent to the Say on Pay vote when it set annual executive compensation. After our Compensation Committee reviewed the stockholders' approval of the Say on Pay vote in 2012, and in light of our controlling stockholder Total Gas & Power SAS, USA's (“Total”) input, our Compensation Committee decided to generally maintain the 2011 compensation policies and programs for our named executive officers in 2012 as it believed such programs continued to be in the best interest of our stockholders.

The following discussion should be read together with the information we present in the compensation tables, the footnotes and narratives to those tables and the related disclosure appearing in “Executive Compensation” below.

General Philosophy and Objectives

For fiscal 2012, we continued to operate a compensation program designed primarily to reward our named executive officers for outstanding financial performance and achievement of corporate objectives consistent with increasing long-term stockholder value. Our compensation program continued to be based on the following primary goals:

•	aligning executive compensation with business objectives and performance;

•	enabling us to attract, retain and reward executive officers who contribute to our long-term success;

•	attracting and retaining the best people in the industry; and

•	providing additional long-term incentives to executives to work to maximize stockholder value.

In order to implement our philosophy, the Compensation Committee has established a disciplined process for the adoption of executive compensation programs and individual executive officer pay actions that includes the analysis of competitive market data, a review of each executive officer's role, performance assessments and consultation with the Compensation Committee's independent compensation consultant, as described below.

The Compensation Committee believes that the most effective executive compensation program is one that rewards the achievement of specific corporate and financial goals by rewarding our named executive officers when those goals are met or exceeded, with the ultimate objective of increasing stockholder value. In addition, the mix of base salary, performance-based cash awards and equity-based awards provides proper incentives without encouraging excessive risk taking. We believe that the risks arising from our compensation policies and practices for our employees are not reasonably likely to have a material adverse effect on the Company.

Compensation Setting Process

The Compensation Committee is responsible for managing the compensation of our executive officers, including our named executive officers, in a manner consistent with our compensation philosophy. In accordance with the “controlled company” exception under the applicable listing standards of the Nasdaq Global Select Market, our Compensation Committee consists of two independent directors and two directors designated by our controlling stockholder, Total. We also have a Section 162(m) sub-committee of the Compensation Committee available to approve certain compensation matters in accordance with Section 162(m) of the Internal Revenue Code, as may be determined by the Compensation Committee. The Compensation Committee establishes our compensation philosophy and objectives and annually reviews and, as necessary and appropriate, adjusts each named executive officer's compensation. Consistent with its philosophy, the Compensation Committee offered our named executive officers total target compensation opportunities ranging from the 50th percentile to the 75th percentile of our peer group of companies (as further described below) during fiscal 2012. When determining appropriate compensation for the named executive officers, the Compensation Committee considered the advice of an independent compensation consultant, recommendations from management and internal compensation specialists, practices of companies within our peer group, Company performance, the Company's business plan and individual performance. As part of this process, the compensation consultant prepared a competitive analysis of our compensation program, and management presented its recommendations regarding base salary, time- and performance-based equity awards and performance targets under our 2012 Annual Bonus Program and 2012 Quarterly Bonus Program to the Compensation Committee for its review and consideration. The Compensation Committee accepts, rejects or accepts as modified management's various recommendations regarding compensation for the named executive officers other than the Chief Executive Officer. The Compensation Committee also approves, after modification, management's recommendations on various performance targets and milestones. The Compensation Committee met without the Chief Executive Officer when reviewing and establishing his compensation.

Compensation Consultant and Peer Group

For fiscal 2012, the Compensation Committee again directly engaged and retained Radford, a business unit of Aon Hewitt and a compensation consulting firm, to identify and maintain a list of our peer group of companies. The Compensation Committee selected Radford because they are the premiere compensation consultant in the technology industry. The Compensation Committee established the peer group that we used for 2012 compensation decisions consistent with the Compensation Committee's belief that the peer group should closely match our business, and be based on the current and anticipated growth that we have experienced and expect to experience. Our peer group in 2012 was almost the same as our peer group in 2011 and was selected based on the following factors:

•	North American companies in the Cleantech Index;

•	Companies having at least 50% and no more than two times SunPower's annual revenue; and

•
Companies that are comparable in other size and performance metrics: number of employees, revenue per employee, last fiscal year revenue and net income, market capitalization, ratio of market capitalization to revenue, and market capitalization per employee.

The Compensation Committee believes our 2012 peer group closely matches our core business. The companies included in our peer group for fiscal 2012 are listed below:

• Advanced Micro Devices, Inc.	• KLA-Tencor Corporation
• Altera Corporation	• MEMC Electronic Materials, Inc.
• Analog Devices, Inc.	• National Semiconductor Corporation
• Baldor Electric Company	• ON Semiconductor Corporation
• Energizer Holdings, Inc.	• Polycom, Inc.
• Fairchild Semiconductor International, Inc.	• Quanta Services, Inc.
• First Solar, Inc.	• Roper Industries, Inc.
• FLIR Systems, Inc.	• Waters Corporation
• JDS Uniphase Corporation	• Xilinx, Inc.
• Juniper Networks, Inc.

Compared to the peer group, we are in the 75th percentile for revenues per employee, the 50th percentile in revenues, around the 30th percentile in net income, number of employees and market capitalization per employee, and around the 10th percentile in market capitalization and ratio of market capitalization to revenue.

With respect to each company in our peer group, Radford provided compensation data including base salaries, cash bonus awards as a percentage of base salaries, total cash compensation, and equity awards. In 2012, Radford also advised the Compensation Committee in connection with evaluating our compensation practices, developing and implementing our executive compensation program and philosophy, establishing total compensation targets, and setting specific compensation components to reach the determined total compensation targets. We also participated in the Radford Global Technology Survey. Radford did not provide any services to the Company other than advising the Compensation Committee and the Company, at the direction of the Compensation Committee, on executive compensation issues. We have considered and assessed all relevant factors, including, but not limited to, those set forth in Rule 10C-1(b)(4)(i) through (vi) under the Securities Exchange Act of 1934, that could give rise to a potential conflict of interest with respect to the compensation consultant described above.  Based on this review, we are not aware of any conflict of interest that has been raised by the work performed by Radford.

Benchmarking

In making its key compensation decisions for the named executive officers for fiscal 2012, the Compensation Committee specifically benchmarked each named executive officer's total compensation to the compensation of individuals in comparative positions at companies in the peer group based on information that management obtained from public filings supplemented by data Radford provided from surveys. In general, the Compensation Committee initially established base salaries at or below the 50th percentile of the peer group and both performance-based cash bonus awards and long-term time- and performance-based equity awards generally above the 50th percentile of the peer group. The Compensation Committee provided a considerably greater proportion of our named executive officers' total compensation in the form of variable, “at risk” pay than that provided by our peers, and gave our named executive officers an opportunity to earn more than their counterparts through strong performance. In establishing incentive opportunities, the Compensation Committee focused on corporate performance so that if our corporate performance was achieved at target levels, the Compensation Committee expected that our named executive officers' total pay would be above the 50th percentile up to the 75th percentile. The Compensation Committee viewed benchmarking as just the beginning, and not the end, of its discussion regarding our named executive officers' pay opportunities for fiscal 2012, and looked to individual performance, the named executive officer's experience in the executive role, and the executive's scope of responsibility being narrower or broader than that of comparable positions at our peer group companies to establish final pay opportunities either above or below the initial benchmarks. The Compensation Committee considered the performance of the named executive officers in approving their compensation in 2012, in particular:

•
Mr. Werner was recognized for his leadership in 2011 and successful development and execution of Company strategy in a difficult solar environment, including growing the Company's revenues, selling the 250 megawatt California Valley Solar Ranch project, and signing power purchase agreements with Southern California Edison totaling 771 megawatts;

•
Mr. Boynton, who in his previous role as Vice President, Finance and Corporate Development in 2011, excelled at financial planning and corporate development, and his ability and potential to undertake greater responsibilities as the Company's chief financial officer;

•
Mr. Wenger was recognized for his expanded scope in covering all customer facing activities as President, Regions (including residential, commercial and utilities sectors), major customer acquisition and his success in securing utility projects that resulted in significant ongoing revenue for the Company;

•
Mr. Neese was noted for meeting and exceeding targets to reduce the cost of manufacturing through strategic sourcing and internal efficiency initiatives, and continued high manufacturing product yield and quality; and

•
Mr. Richards' contributions included restructuring the organization at the end of 2011 to better align the Company's resources to drive revenue growth and enable efficient decision making, establishing employment centers in lower cost locations, and undertaking his new role managing information technology.

The Compensation Committee believes that this strongly links our named executive officers' pay to their and our performance, and best aligns our named executive officers' compensation interests with the interests of our stockholders.

2012 Compensation Components

For fiscal 2012, the Compensation Committee allocated total compensation among various pay elements consisting of base salary, performance-based cash bonus awards, time-based equity awards, performance-based equity awards, and perquisites and other compensation. The table below provides an overview of each element of compensation and is followed by a further discussion and analysis of the specific decisions that we made for each element for fiscal 2012:

Compensation Component	Objective and Basis	Form	Practice
Base salary	Fixed compensation that is set at a competitive level for each position to reward demonstrated experience and skills.	Cash	Competitive market ranges are generally established at or below the 50th percentile.
Performance-based cash bonus awards	Quarterly and annual incentives that drive Company performance and align executives' interests with stockholders' interests.	Cash
Target incentives are set as a percentage of base salary and are based on benchmarking from the 50th to the 75th percentile. Actual payment is calculated based on achievement of corporate and individual goals.

Time-based equity awards	Long-term incentive that aligns executives' interests with stockholders' interests and helps retain executives through long-term vesting periods.	Restricted stock units	Equity awards (time-based plus performance-based) generally between the 50th percentile and the 75th percentile.
Performance-based equity awards	Long-term incentive that drives Company performance and aligns executives' interests with stockholders' interests and helps retain executives through long-term vesting periods.	Performance stock units	Equity awards (time-based plus performance-based) generally between the 50th percentile and the 75th percentile. Actual payment is calculated based on achievement of corporate goals.
Perquisites and other compensation	Offered to attract and retain talent and to maintain competitive compensation packages.	Various
Named executive officers are eligible to participate in health and welfare benefits and 401(k) matching available to all employees. Named executive officers are parties to employment agreements that provide for certain severance benefits.

The relative proportion of each element for fiscal 2012 was based generally on the Compensation Committee's comparison of compensation that we offered our executive officers against compensation offered by peer group companies to their executive officers, the tax and accounting consequences of certain types of equity compensation, and a desire to allocate a higher proportion of total compensation to performance-based and equity incentive awards.

The components of compensation for the named executive officers for 2012 are set forth below. This composition is consistent with our philosophy of aligning our named executive officers' interests with those of our stockholders by tying a significant portion of their total compensation to corporate performance goals and providing long-term incentives in the form of equity awards.

2012 Compensation Components

Analysis of Fiscal 2012 Compensation Decisions

Base Salary.  For fiscal 2012, with the exception of Messrs. Werner and Arriola, each named executive officer received an increase in base salary after we evaluated competitive market compensation paid by companies in our competitive peer group for similar positions. Mr. Boynton's salary was raised given his new role as our Executive Vice President and Chief Financial Officer. In addition, Mr. Boynton received a second salary increase in November 2012 due to the Compensation Committee's determination of Mr. Boynton's strong performance, in particular his ability to finance our major utility projects and his ability to excel at working with the Finance Committee of the Board. After such salary increase, Mr. Boynton's salary still remained below the 50th percentile. We believe that base salaries for executive officers should be initially targeted at or below the 50th percentile of the range of salaries for executive officers in similar positions and with similar responsibilities at comparable companies. Our Chief Executive Officer's base salary is targeted below the 50th percentile, as we believe that his compensation should be more aligned with the overall performance of our Company. This initial benchmarking is in line with our compensation philosophy, which in part is to help us best attract, retain and equitably reward our executives.

The table below sets forth the salaries in effect in fiscal 2012 compared to the salaries in effect in fiscal 2011 for each of our named executive officers:

Name	2011 Base Salary (1)	2012 Base Salary (2)	% Increase
Thomas H. Werner	$600,000	$600,000	—%
Charles D. Boynton	$278,658	$405,000	45%
Howard J. Wenger	$400,000	$450,000	13%
Marty T. Neese	$415,000	$450,000	8%
Douglas R. Richards	$320,000	$350,000	9%
Dennis V. Arriola (3)	$440,000	$440,000	—%

(1)	These amounts represent 2011 base salaries after April 1, 2011.

(2)
Except for Mr. Arriola, these amounts represent 2012 base salaries after April 1, 2012. Mr. Boynton's salary was initially increased to $350,000 effective April 1, 2012, and then increased again to $405,000 effective December 1, 2012. The amount listed for Mr. Arriola was his annual base salary rate for the portion of 2012 during which he was employed by the Company.

(3)	Mr. Arriola's employment with the Company terminated on March 5, 2012.

Our Compensation Committee approves the employee salary for our Chief Executive Officer, and that of each named executive officer below the Chief Executive Officer level. For those below the Chief Executive Officer level our Compensation Committee takes into account the Chief Executive Officer's recommendation. Our Chief Executive Officer's recommendations with respect to the compensation of the other named executive officers were approved by the Compensation Committee. The Compensation Committee reviews base salaries annually, and adjusts base salaries from time to time to realign salaries with market levels, based on the information provided by Radford, after taking into account an individual's prior performance, experience, criticality of position and expected future performance. Based on information presented to our Compensation Committee by Radford regarding market ranges for salaries at peer group companies, we determined that our named executive officers' 2012 base salaries were established below or at approximately the 50th percentile of our peer group of companies. When salaries were established below the 50th percentile (excluding our Chief Executive Officer), it was due to the consideration of the named executive officer's experience in the executive role or the executive's scope of responsibility being narrower than that of comparable positions at our peer group companies.

Performance-Based Cash Bonus Awards. We maintained two performance-based cash bonus programs during fiscal 2012. The first program was our Annual Executive Bonus Plan, under which we adopted the 2012 Annual Bonus Program. The second plan was our Executive Quarterly Key Initiative Bonus Plan, which is effective quarterly on an ongoing basis and which for 2012 we refer to as our 2012 Quarterly Bonus Program. We have two cash bonus programs because the 2012 Annual Bonus Program ties bonus payments to corporate financial goals, while the 2012 Quarterly Bonus Program ties bonus payments to both corporate and individual performance goals. These programs allow us to provide performance-based cash bonus awards that align executive compensation with corporate and financial objectives and performance.

We set base salaries for our executive officers at or below the 50th percentile, and we relied on performance-based cash bonus awards to elevate target total cash compensation to at least the 50th percentile. For each named executive officer, an overall target bonus opportunity was established at the 50th percentile, except for our Chief Executive Officer, whose target bonus opportunity was set at the 75th percentile through our benchmarking process. Our Chief Executive Officer's base salary is targeted below the 50th percentile, as we believe that his compensation should be more aligned with the overall performance of our Company, and hence he has a higher target bonus opportunity in order to promote a variable, performance oriented total compensation philosophy. His total cash compensation remained below the 50th percentile.

We allocated two-thirds of each individual's aggregate annual target cash bonus awards under the 2012 Annual Bonus Program and one-third under the 2012 Quarterly Bonus Program. Our Compensation Committee approved the individual bonus program incentive level for our Chief Executive Officer and for each named executive officer below the Chief Executive Officer level. The table below summarizes the total target payout, including awards under the 2012 Annual Bonus Program and the 2012 Quarterly Bonus Program, as a percentage of annual base salary, for each named executive officer during fiscal 2011 and fiscal 2012. The target payouts under the 2012 Annual Bonus Program and the 2012 Quarterly Bonus Program were effective as of the beginning of fiscal 2012, each following approval by the Compensation Committee. The Compensation Committee did not change the percentage payout as a percentage of annual salary for any of our named executive officers from 2011 to 2012, except for Mr. Boynton, whose participation level increased since he was promoted to be our Executive Vice President and Chief Financial Officer in March 2012. The Compensation Committee made no adjustments to total target payout for any named executive officer during 2012, except for Mr. Boynton, whose target percentage was increased from 60% to 70% in November 2012 due to the Compensation Committee's determination of Mr. Boynton's strong performance as described above. After such increase, Mr. Boynton's target bonus is at the 50th percentile.

Name	2011 Total Target Payout (including Annual and Quarterly Programs) as Percentage of Annual Salary	2012 Total Target Payout (including Annual and Quarterly Programs) as Percentage of Annual Salary	2012 Quarterly Bonus Program Target Payout as Percentage of Annual Salary	2012 Annual Bonus Program Target Payout as Percentage of Annual Salary
Thomas H. Werner	150%	150%	50%	100%
Charles D. Boynton	40%	70%	23%	47%
Howard J. Wenger	90%	90%	30%	60%
Marty T. Neese	80%	80%	27%	53%
Douglas R. Richards	70%	70%	23%	47%
Dennis V. Arriola (1)	90%	n/a	n/a	n/a

(1)	Mr. Arriola's employment with the Company terminated on March 5, 2012.

Both the 2012 Annual Bonus Program and the 2012 Quarterly Bonus Program are formula driven, and the formulas are used to calculate actual bonus payments for each named executive officer. See “Executive Compensation - Non-Equity Incentive Plan Compensation” below for more information about these formulas.

Payments to our named executive officers under our 2012 Annual Bonus Program required our achieving an annual revenue target (50% of payment) and an adjusted profit before tax target (50% of payment). The targets were set on the basis of the operating plan approved by the Board at the beginning of 2012. The operating plan was based on our history of growth and expectations regarding our future growth, as well as potential challenges in achieving such growth. The performance targets were established to be challenging to achieve for our named executive officers. In 2012, we achieved 91.9% of the revenue target and exceeded the maximum of the adjusted profit before tax target; therefore, our named executive officers earned bonus amounts for both the revenue and adjusted profit before tax portions of the 2012 Annual Bonus Program. Such bonus amounts are reflected in the “2012 Total Non-Equity Incentive Plan Compensation” table below.

Payments to our named executive officers under our 2012 Quarterly Bonus Program required our achievement of an annual adjusted profit before tax target (same as applicable under our 2012 Annual Bonus Program) and quarterly corporate milestones, as well as each individual achieving quarterly personal milestones that we refer to as the personal Key Initiatives. The Compensation Committee approved our annual adjusted profit before tax targets at the beginning of 2012. We chose an annual adjusted profit before tax target for 2012 instead of a quarterly one due to large quarterly fluctuations in Company profitability as a result of difficult conditions in the solar industry. If the threshold adjusted profit before tax and threshold corporate milestones were achieved, then bonus payouts were determined based on each named executive officer's achievement of around 10 Key Initiatives established for the quarter. Like the 2012 Annual Bonus Program, the targets were set to be challenging goals for our named executive officers to achieve.

We incorporate a “management by objective” system throughout our organization to establish performance goals that are in addition to our financial goals. Management establishes five-year corporate milestones, and then derives from them annual and quarterly corporate milestones.  Each milestone is reviewed, revised and approved, and subsequently the scores reviewed and approved, by our Board. In addition, for 2012, each named executive officer established quarterly personal Key Initiatives approved by the Chief Executive Officer that were in line with each quarter's corporate milestones. Quarterly corporate milestones in 2012 included sensitive business objectives applicable to our entire Company focusing on confidential cost targets, major customer transactions, new product development, manufacturing plans, process enhancements, and inventory turns. For 2012, personal Key Initiative objectives included executing on confidential cost and revenue targets, achieving liquidity objectives, product development, market expansion, manufacturing and process efficiencies, among others. The Chief Executive Officer's Key Initiatives consisted solely of the quarterly corporate milestones that our Board approved after discussion with the Chief Executive Officer. These corporate milestones and personal objectives are typically challenging in nature and designed to encourage the individual to achieve success in his or her position during the performance period. In 2010, we achieved an average of 95% of our corporate milestones and an average of 87% of the personal Key Initiatives for our 2010 named executive officers. In 2011, we achieved an average of 84% of our corporate milestones and an average of 81% of the personal Key Initiatives for our 2011 named executive officers. The percentages of achievement were lower in 2011 due to challenging market conditions in the solar industry. However, because we did not achieve our threshold adjusted profit before tax targets in the first two quarters of fiscal 2011, no bonuses were earned under the 2011 Quarterly Bonus Plan for those quarters.

The annual adjusted profit before tax threshold under our 2012 Quarterly Bonus Program was exceeded and achieved at the maximum level. The quarterly corporate milestone scores ranged from 80% to 93% and averaged 87% for the four quarters of 2012. The personal Key Initiative scores for the named executive officers ranged from 64% to 104%, and averaged 85% for the four quarters of 2012. Each named executive officer achieved greater than threshold performance in all four quarters of 2012 under the 2012 Quarterly Bonus Plan. Actual payments were determined based on each individual's attainment of personal Key Initiatives. Bonus amounts are reflected in the following table:

2012 Total Non-Equity Incentive Plan Compensation

	2012 Quarterly Bonus Program Compensation				2012 Annual Bonus Program Compensation Payout ($)	Total Non-Equity Incentive Plan Compensation ($)
	Q1 Payout ($)(1)	Q2 Payout ($)(1)	Q3 Payout ($)(1)	Q4 Payout ($)(1)
Thomas H. Werner	87,131	85,772	75,206	78,047	725,824	1,051,980
Charles D. Boynton	26,578	26,575	26,679	26,135	228,635	334,602
Howard J. Wenger	31,198	35,079	36,425	28,004	326,621	457,326
Marty T. Neese	38,906	32,156	24,000	30,563	290,330	415,955
Douglas R. Richards	21,693	22,969	23,543	21,757	197,585	287,546
Dennis V. Arriola (2)	n/a	n/a	n/a	n/a	n/a	n/a

(1)
The payment under the 2012 Quarterly Bonus Program was made in one lump sum in February 2013 after the achievement of the annual profit before tax measure was approved by the Compensation Committee, although in each quarter, the named executive's officer's Key Initiative scores were measured and the quarterly corporate milestone scores were measured.

(2)	Mr. Arriola's employment with the Company terminated on March 5, 2012.

Equity Awards.  Our Compensation Committee believes that long-term Company performance is best achieved by an ownership culture that encourages long-term performance by our executive officers through the use of equity-based awards. Our Third Amended and Restated SunPower Corporation 2005 Stock Incentive Plan, or 2005 Equity Plan, permits the grant of stock options, stock appreciation rights, restricted shares, restricted stock units, performance shares, and other stock-based awards. Consistent with our goal to attract, retain and reward the best available talent, and in light of our setting our total direct compensation above the 50th percentile of our peer group, we targeted long-term equity awards generally approximating the 75th percentile of our peer group. In 2012, our long-term equity awards ranged from below the 50th percentile to the 75th percentile of our peer group. Our Chief Executive Officer's long-term equity awards were above the 50th percentile in order to align his compensation with stockholder returns. For our other named executive officers, they were above the 50th percentile if the scope of their responsibilities was significantly broader than that of executives in similar positions at the peer companies. The Compensation Committee then allocated long-term equity awards between time-based and performance-based restricted stock units. Time-based restricted stock units provide a more effective retention tool while performance-based restricted stock units provide a stronger performance driver. For our annual long-term equity incentive awards granted in 2012, the Compensation Committee decided that the awards would be made half in the form of performance-based restricted stock units and the other half would be in the form of time-based restricted stock units.

Awards granted and earned in 2012 were as follows:

Name	Time-Based Restricted Stock Units	Performance- Based Restricted Stock Units (Target)	Performance- Based Restricted Stock Units Earned
Thomas H. Werner	225,000	225,000	276,694
Charles D. Boynton (1)	125,000	50,000	61,488
Howard J. Wenger	75,000	75,000	92,231
Marty T. Neese	75,000	75,000	92,231
Douglas R. Richards	62,500	62,500	76,859
Dennis V. Arriola (2)	n/a	n/a	n/a

(1)	Includes a promotion grant of 75,000 restricted stock units made to Mr. Boynton on March 19, 2012 in connection with his promotion to Executive Vice President and Chief Financial Officer.

(2)	Mr. Arriola's employment with the Company terminated on March 5, 2012.

Performance-based equity awards in the form of performance-based restricted stock units were used as incentive compensation during 2012 to align our named executive officers' compensation with corporate performance. In connection with our annual review of executive officer compensation, the Compensation Committee approved revenue and adjusted profit before tax targets (50% of the award is allocated to each target), and a formula under which actual awards would be calculated after completion of the 2012 fiscal year. See “Executive Compensation-Equity Incentive Plan Compensation” below for more information about the formula. Awards were assessed at the end of the fiscal year based on our attainment of the revenue and adjusted profit before tax targets for the year.

These performance metrics were selected on the basis of the operating plan approved by our Board after considering our history of growth and expectations regarding our future growth, as well as potential challenges in achieving such growth. The targets were intended to constitute a challenging goal, without certainty of achievement. In 2012, our named executive officers achieved 91.9% of the revenue target and exceeded the maximum of the adjusted profit before tax target. Therefore our named executive officers earned both portions of the performance-based restricted stock units, and such units began vesting in three equal annual installments, subject to continued service, starting March 1, 2013.

Time-based equity awards were used in 2012 as a retention tool and to align our named executive officers' interests with long-term stockholder value creation. In connection with our annual review of executive officer compensation, we awarded restricted stock units to named executive officers in 2012, which vest in three equal installments over a three-year period beginning on March 1, 2013. Mr. Boynton, in connection with his promotion to Executive Vice President and Chief Financial Officer, also received a promotion grant of 75,000 restricted stock units which vest in three equal installments over a three-year period beginning on March 1, 2013. The amount of the promotion grant was determined based on a desire to bring Mr. Boynton's long-term equity awards to between the 50th percentile and 75th percentile of our peer group.

In addition to our regular annual equity incentive awards, in connection with Total's tender offer, we implemented a retention program in 2011 under which we granted time-vested RSUs (“Retention RSUs”) to some of our officers and employees, including certain of our named executive officers who signed Retention Agreements (see description below). The Retention RSUs vest in equal one-third increments on each of June 1, 2012, June 1, 2013 and June 1, 2014, subject to the recipient remaining employed by us on each applicable vesting date. In adopting this retention program, the Compensation Committee considered factors such as Total's requests for retention in order to undertake the tender offer, the increased risk of departure typically present following a transaction of such nature, the benefits of retaining key officers, market practices in similar circumstances, and other factors. The Compensation Committee reviewed the scope and magnitude of the Retention RSUs with our outside compensation consultant and awarded the grants to the named executive officers based on their roles and responsibilities at the Company.

In August 2010, the Compensation Committee granted 100,000 restricted stock units to Mr. Neese tied to manufacturing cost reduction targets. The Compensation Committee granted this award to appropriately align Mr. Neese's compensation with the achievement of our corporate cost reduction goals, because he is the executive officer responsible for manufacturing cost reduction. These restricted stock units will be earned if we achieve certain solar module cost per-watt targets approved by the Compensation Committee as measured at the end of each of fiscal 2010, fiscal 2011, fiscal 2012 and fiscal 2013. These cost per-watt targets were, and will in future years be, selected from our annual operating plan, and are intended to be challenging for Mr. Neese to achieve. These cost per-watt targets are set as challenging goals for Mr. Neese and decreased from $1.79/watt in 2010 to $1.49/watt in 2011, to $1.20/watt in 2012. In 2012, Mr. Neese exceeded the maximum award and earned 36,000 performance-based restricted stock units vesting on March 1, 2013.

Perquisites and Other Compensation.  As in prior years, perquisites were not a material portion of our named executive officers' compensation packages for 2012. We provided certain perquisites and other health and welfare and retirement benefits, such as health, vision, and life insurance coverage and participation in and matching contributions under our 401(k) defined contribution plan, which are generally available to all employees. In addition, Mr. Arriola's employment with the Company terminated on March 5, 2012 and he received payment in accordance with the terms of his amended and restated employment agreement. For more information about these arrangements and benefits, see footnote four to the “2012 Summary Compensation Table” below.

Pension Benefits. None of our named executive officers participate in or have account balances in qualified or non-qualified defined benefit plans sponsored by us.

Nonqualified Deferred Compensation. None of our named executive officers participate in or have account balances in non-qualified defined contribution plans or other deferred compensation plans maintained by us.

Employment and Severance Arrangements

Employment Agreements. During fiscal 2012, we had employment agreements with our named executive officers that provided change of control arrangements. The change of control arrangements generally entitle each named executive officer to certain calculated payments tied to base salary and bonus targets and accelerated vesting of his outstanding equity awards, but only upon an actual or constructive termination of employment in connection with a change of control of the Company (a “double trigger” arrangement). The Chief Executive Officer, however, also receives limited accelerated vesting of outstanding equity awards if terminated without cause or if he resigns for good reason, in each case without a change of control having occurred. These arrangements were adopted to reinforce and encourage the continued attention and dedication of members of management to their assigned duties without the distraction arising from the possibility of a change of control, and to enable and encourage management to focus attention on obtaining the best possible outcome for our stockholders without being influenced by personal concerns regarding the possible impact of various transactions on job security and benefits.

The Compensation Committee approved Retention Agreements with four of our named executive officers on May 20, 2011: Mr. Werner, Mr. Boynton, Mr. Wenger, Mr. Neese and Mr. Richards. The Compensation Committee, in approving the Retention Agreements and the Retention RSUs, was primarily motivated by our desire to ensure that certain key employees and management remain with us following the consummation of the Total tender offer in 2011. See “Executive Compensation-Employment Agreements-Retention Agreements” for additional information about the Retention Agreements.

Mr. Arriola's employment agreement with the Company was amended and restated in December 2011 after he announced his intention to leave the Company in November 2011. The Compensation Committee approved the amendment and restatement in consideration of Mr. Arriola remaining with the Company through March 5, 2012 to assist in transitioning his responsibilities to his successor. See “Executive Compensation-Employment Agreements-Amended and Restated Employment Agreement” for additional information.

Management Career Transition Plan. During 2011, we also maintained a Management Career Transition Plan, or severance plan, that entitled our named executive officers and other key employees to certain calculated payments tied to base salary and bonus targets if employment termination occurred without a change of control. This severance plan expired in 2011.

The Compensation Committee believes that the change of control agreements provide benefits that are consistent with industry practice. We believe that entering into change of control and severance arrangements with certain of our executives has helped us attract and retain excellent executive talent. Without these provisions, these executives may not have chosen to accept employment with us or remain employed by us. The severance arrangements also promote stability and continuity in our senior management team. For more information about the named executive officers' change of control arrangements, please see “Executive Compensation¯Employment Agreements” and “Executive Compensation¯Potential Payments Upon Termination or Change of Control” below.

Section 162(m) Treatment Regarding Performance-Based Equity Awards

Under Section 162(m) of the Code, we are generally denied deductions for compensation paid to our Chief Executive Officer and certain other highly compensated executive officers to the extent the compensation for any such individual exceeds one million dollars for the taxable year, unless the compensation qualifies as “qualified performance-based compensation” under Section 162(m) of the Code. Our Compensation Committee may take action to preserve the deductibility of compensation payable to our executives, although deductibility will be only one among a number of factors considered in determining appropriate levels or methods of compensation.

Other Disclosures

Under our insider trading policy, our executive officers, directors and employees are prohibited from engaging in short sales of our securities, establishing margin accounts or buying or selling options, puts or calls on Company securities.

We do not maintain any equity or other security ownership guidelines or requirements for our executives. We do not have a policy regarding adjustment or recovery of awards or payments if the relevant performance goals or measures upon which they are based are restated or otherwise adjusted so that awards or payments are reduced.

Executive Compensation

Compensation of Named Executive Officers

The 2012 Summary Compensation Table below quantifies the compensation for each of the named executive officers for services rendered during fiscal 2012 and, as applicable, fiscal 2011 and fiscal 2010. The primary elements of each named executive officer's total compensation during 2012 are reported in the table below and include, among others, base salary, performance-based cash bonuses under our 2012 Annual Bonus Program and 2012 Quarterly Bonus Program, awards of restricted stock units subject to time-based vesting, and awards of performance-based restricted stock units subject to achievement of financial targets and subsequent time-based vesting.

2012 Summary Compensation Table

Name and Principal Position	Year	Salary ($)(1)	Bonus ($)	Stock Awards ($)(2)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)(3)	All Other Compensation ($)(4)	Total ($)
Thomas H. Werner, President, Chief Executive Officer and Chairman of the Board	2012	600,000	--	3,228,750	--	1,051,980	19,482	4,900,212
	2011	559,386	--	4,380,000	--	342,153	12,030	5,293,569
	2010	360,006	--	3,388,000	--	864,101	16,766	4,628,873
Charles D. Boynton, Executive Vice President and Chief Financial Officer	2012	336,710	--	1,310,000	--	334,602	19,281	2,000,593

Howard J. Wenger, President, Regions	2012	436,539	--	1,076,250	--	457,326	3,618	1,973,733
	2011	414,290	25,000(5)	1,617,600	--	140,488	1,932	2,199,310
	2010	378,193	--	1,762,400	--	374,653	2,540	2,517,786
Marty T. Neese, Chief Operating Officer	2012	440,577	--	1,076,250	--	415,955	14,893	1,947,675
	2011	426,465	--	1,483,200	--	128,860	9,188	2,047,713
	2010	413,673	--	2,645,200	--	386,351	12,648	3,457,872
Douglas R. Richards, Executive Vice President, Administration	2012	341,923	--	896,875	--	287,546	16,489	1,542,833
	2011	325,551	--	1,370,400	--	89,961	11,148	1,797,060
	2010	319,231	--	847,000	--	227,632	16,756	1,410,619
Dennis V. Arriola, Former Executive Vice President and Chief Financial Officer (6)	2012	86,308	--	--	--	--	1,071,406	1,157,714
	2011	444,735	--	940,800	--	147,412	7,848	1,540,795
	2010	436,365	--	2,032,800	--	416,043	11,169	2,896,377

(1)	The amounts reported in this column for 2012 reflect each named executive officer's salary for 2012 plus payments for paid and unpaid time off, and holidays.

(2)
The amounts reported in the “Stock Awards” column for 2012 represent the aggregate grant date fair value computed in accordance with FASB ASC Topic 718 of stock awards granted during the year (time-based and performance-based restricted stock units), excluding the effect of certain forfeiture assumptions. For the performance-based restricted stock units reported in this column for 2012, such amounts are based on the probable outcome of the relevant performance conditions as of the grant date. Assuming that the highest level of performance is achieved for these awards, the grant date fair value of the performance-based restricted stock units awards would be: Mr. Werner, $2,176,875; Mr. Boynton, $483,750; Mr. Wenger, $725,625; Mr. Neese, $725,625; and Mr. Richards, $604,688. See Note 17 to our consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended December 30, 2012 for details as to the assumptions used to determine the aggregate grant date fair value of these awards. See also our discussion of stock-based compensation under “Management's Discussion and Analysis of Financial Condition and Results of Operations-Critical Accounting Estimates” in our Annual Report on Form 10-K for the fiscal year ended December 30, 2012.

(3)
The amounts reported in this column for 2012 reflect the amounts earned under our 2012 Annual Bonus Program and our 2012 Quarterly Bonus Program. Additional information about non-equity incentive plan compensation earned during fiscal 2012 is set forth above in the supplemental “2012 Total Non-Equity Incentive Plan Compensation” table in our “Compensation Discussion and Analysis.”

(4)	The amounts reported in this column for 2012 as “All Other Compensation” consist of the elements summarized in the table below.

Name	Health Benefits ($)	Group Life Insurance ($)	401(k) Match ($)	Separation ($)(1)	Total ($)
Thomas H. Werner	17,226	756	1,500	0	19,482
Charles D. Boynton	17,312	469	1,500	0	19,281
Howard J. Wenger	1,446	672	1,500	0	3,618
Marty T. Neese	12,696	697	1,500	0	14,893
Douglas R. Richards	14,451	538	1,500	0	16,489
Dennis V. Arriola	3,701	185	0	1,067,520	1,071,406

(1)
Mr. Arriola's employment with the Company terminated on March 5, 2012 and he received payment in accordance with the terms of his amended and restated employment agreement. See “Executive Compensation-Potential Payments Upon Termination or Change of Control-Termination Payments Made in 2012” for additional information.

(5)
Mr. Wenger was awarded a cash bonus of $25,000 because Mr. Werner temporarily granted him Mr. Werner's authority to make certain decisions for us while Mr. Werner was on medical leave from late May 2011 to early June 2011.

(6)	Mr. Arriola's employment with the Company terminated on March 5, 2012.

Grants of Plan-Based Awards

During 2012, our named executive officers were granted plan-based restricted stock units and performance stock units under our Third Amended and Restated SunPower Corporation 2005 Stock Incentive Plan, or 2005 Equity Plan. They also were granted cash bonus awards under our 2012 Annual Bonus Program and our 2012 Quarterly Bonus Program. The following table sets forth information regarding the stock awards and cash bonus awards granted to each named executive officer during 2012.

2012 Grants of Plan-Based Awards Table

Name	Grant Date	Estimated Possible Payouts Under Non-Equity Incentive Plan Awards (1)			Estimated Possible Payouts Under Equity Incentive Plan Awards (2)			All Other Stock Awards: Number of Shares of Stock or Units (#)	Grant Date Fair Value of Stock and Option Awards ($)
		Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)
Thomas H. Werner	--(3)	--	600,000	900,000	--	--	--	--	--
	--(4)	--	300,000	375,000	--	--	--	--	--
	3/28/12(5)	--	--	--	--	225,000	337,500	--	1,451,250
	3/19/12(6)	--	--	--	--	--	--	225,000	1,777,500
Charles D. Boynton	--(3)	--	189,000	283,500	--	--	--	--	--
	--(4)	--	94,500	118,125	--	--	--	--	--
	3/28/12(5)	--	--	--	--	50,000	75,000	--	322,500
	3/19/12(6)(7)	--	--	--	--	--	--	125,000	987,500
Howard J. Wenger	--(3)	--	270,000	405,000	--	--	--	--	--
	--(4)	--	135,000	168,750	--	--	--	--	--
	3/28/12(5)	--	--	--	--	75,000	112,500	--	483,750
	3/19/12(6)	--	--	--	--	--	--	75,000	592,500
Marty T. Neese	--(3)	--	238,500	357,750	--	--	--	--	--
	--(4)	--	121,500	151,875	--	--	--	--	--
	3/28/12(5)	--	--	--	--	75,000	112,500	--	483,750
	3/19/12(6)	--	--	--	--	--	--	75,000	592,500
Douglas R. Richards	--(3)	--	164,500	246,750	--	--	--	--	--
	--(4)	--	80,500	100,625	--	--	--	--	--
	3/28/12(5)	--	--	--	--	62,500	93,750	--	403,125
	3/19/12(6)	--	--	--	--	--	--	62,500	493,750
Dennis V. Arriola (8)	--	--	--	--	--	--	--	--	--

(1)	Additional information about estimated possible payouts under non-equity incentive plan awards is set forth below in the “Estimated Possible Payouts Under Non-Equity Incentive Plan Awards Table.”

(2)
The amounts reported in these columns represent performance-based restricted stock units opportunities. The Compensation Committee approved the awards on March 28, 2012. The grant date fair value of these awards is reported based on the probable outcome of the applicable performance conditions and is consistent with the estimate of aggregate compensation cost, if any, expected to be recognized over the service period determined as of the grant date under FASB ASC Topic 718, excluding the effect of estimated forfeitures.

(3)
Consists of an award under our 2012 Annual Bonus Program. Achievement of certain performance metrics could reduce payouts to zero when applied to the applicable formula, as further described below. As a result, threshold payouts were inapplicable for each named executive officer.

(4)
Consists of an award under our 2012 Quarterly Bonus Program. Achievement of certain performance metrics could reduce payouts to zero when applied to the applicable formula, as further described below. As a result, threshold payouts were inapplicable for each named executive officer.

(5)
Consists of an award of restricted stock units, subject to achievement of specific performance metrics in addition to time-based vesting requirements, under the 2005 Equity Plan. Failure to achieve certain performance metrics could result in zero restricted stock units being awarded. The maximum attainable award is 150% of target. The closing price of our common stock was $6.45 on March 28, 2012. Actual awards were determined in the first quarter of 2013 and are described in “Equity Incentive Plan Compensation” below. The earned award vests ratably on March 1, 2013, March 1, 2014 and March 1, 2015.

(6)
Consists of an award of restricted stock units, subject to time-based vesting requirements, under the 2005 Equity Plan. The award vests ratably on March 1, 2013, March 1, 2014 and March 1, 2015. The closing price of our common stock was $7.90 on March 19, 2012.

(7)	Includes a promotion grant of 75,000 restricted stock units made to Mr. Boynton on March 19, 2012 in connection with his promotion to Executive Vice President and Chief Financial Officer.

(8)	Mr. Arriola's employment with the Company terminated on March 5, 2012.

Non-Equity Incentive Plan Compensation

During fiscal 2012, our named executive officers were eligible for cash bonus payments under two bonus plans. The first plan was our Annual Executive Bonus Plan, under which we adopted our 2012 Annual Bonus Program. The second plan was our Executive Quarterly Key Initiative Bonus Plan, under which we adopted our 2012 Quarterly Bonus Program. The supplemental table below entitled “Estimated Possible Payouts Under Non-Equity Incentive Plan Awards Table” provides additional information about each named executive officer's target and maximum payout opportunities under both the 2012 Annual Bonus Program and the 2012 Quarterly Bonus Program. Under the terms of both bonus plans, failure to achieve certain corporate or individual metrics could have resulted in zero payouts for a given period. The table entitled “2012 Total Non-Equity Incentive Plan Compensation” above in “Compensation Discussion and Analysis” details the actual payouts awarded under the two bonus plans to each named executive officer for fiscal 2012.

Estimated Possible Payouts Under Non-Equity Incentive Plan Awards Table

Name	2012 Quarterly Bonus Program Target Each Quarter ($)	2012 Quarterly Bonus Program Maximum Each Quarter ($)	2012 Annual Bonus Program Target ($)	2012 Annual Bonus Program Maximum ($)
Thomas H. Werner	75,000	93,750	600,000	900,000
Charles D. Boynton	23,625	29,531	189,000	283,500
Howard J. Wenger	33,750	42,188	270,000	405,000
Marty T. Neese	30,375	37,969	238,500	357,750
Douglas R. Richards	20,125	25,156	164,500	246,750
Dennis V. Arriola (1)	n/a	n/a	n/a	n/a

(1)	Mr. Arriola's employment with the Company terminated on March 5, 2012.

2012 Annual Bonus Program. Awards under the 2012 Annual Bonus Program were formula-driven. At the beginning of fiscal 2012, the Compensation Committee approved two performance metrics: (1) an annual revenue target and (2) an annual adjusted profit before tax target. Our adjusted profit before tax target is our profit before tax adjusted for items such as asset write-downs, acceleration of amortization of debt issuance costs, stock-based compensation charges, purchase-accounting related charges, any extraordinary non-recurring items, and related tax effects associated with the items described above. Each named executive officer would earn 50% of his target bonus under the 2012 Annual Bonus Program upon the achievement of the revenue target and another 50% of his target bonus upon the achievement of the adjusted profit before tax target. Maximum payment under the program was 150% of target because we wanted to encourage our named executive officers to exceed the performance targets. Payment for each target is determined based on the percentage of performance target that was achieved, as follows:

Percentage of Performance Target Achieved	Payment of Bonus as Percentage of Target Bonus
Under 80%	No bonus paid
80%	80% of target bonus (minimum payment for minimum achievement)
81% - 100%	Add 1% for every 1% achieved to 100% payment
Over 100%	Add 2.5% for every 1% achieved over 100%
Over 120%	150% of target bonus (maximum payment)

The performance targets, set at the beginning of fiscal 2012, were assessed at the end of the year. Based on our actual results in fiscal 2012, bonuses were earned and paid to our named executive officers for both the revenue target and the adjusted profit before tax target.

Revenue Target	Revenue Achievement	Payment as % of Target Payment	Adjusted Profit Before Tax Target	Adjusted Profit Before Tax Achievement	Payment as % of Target Payment
$3,140 million	$2,887 million	91.9%	$10.8 million	$180.7 million	150%

2012 Quarterly Bonus Program. Awards under the 2012 Quarterly Bonus Program were also formula-driven. At the beginning of the fiscal year, the Compensation Committee approved an adjusted profit before tax target (same as applicable under the 2012 Annual Bonus Program). At the beginning of each fiscal quarter during 2012, the Compensation Committee approved corporate performance metrics, consisting of a set of corporate milestones representing key initiatives that would support our corporate business plan. The adjusted profit before tax target was adjusted pursuant to the adjustments made under the 2012 Annual Bonus Program. Also at the beginning of each fiscal quarter, each named executive officer was responsible for establishing personal metrics, subject to approval by the Chief Executive Officer, representing personal Key Initiatives that would support the corporate milestones. These three metrics were then incorporated into the plan's formula. An individual's personal Key Initiative score could result in no award being payable even if we achieved our profit before tax target and our corporate milestones in the event that the personal Key Initiative score was determined to be zero. The Chief Executive Officer's Key Initiatives consisted solely of the corporate milestones that our Board established after discussion with the Chief Executive Officer. If threshold corporate milestones were achieved and we exceeded our adjusted profit before tax target, bonus payments could exceed 100% of target, up to a maximum payment of 125% (based on adjusted profit before tax), depending on achievement of personal Key Initiatives.

Payments under the 2012 Quarterly Bonus Program were made as follows:

Achievement of Adjusted Profit Before Tax Target	Achievement of Corporate Milestones	Payment
Under 80%	—	No payment
80% or over	Under 60%	No payment
80% or over	Over 60% but equal to or under 80%	50% payment Payment = Sum of each quarter ("2012 quarterly salary" multiplied by "target bonus (%)" multiplied by "personal Key Initiative score") multiplied by 50%
80% or over but under 100%	80% over over	100% payment Payment = Sum of each quarter ("2012 quarterly salary" multiplied by "target bonus (%)" multiplied by "personal Key Initiative score")
100% or over	80% or over
Greater than 100% payment

Payment = Sum for each quarter ("2012 quarterly salary" multiplied by "target bonus (%)" multiplied by "personal Key Initiative score") multiplied by adjusted profit before tax achievement (up to a maximum of 125%)

The adjusted profit before tax target was assessed at the end of fiscal 2012 (see above under the 2012 Annual Bonus Program). Our 2012 corporate milestones are kept confidential for competitive harm reasons, but they consisted of cost targets, major customer transactions, new product development, manufacturing plans, process enhancements, and inventory turns. The quarterly corporate milestone scores were 93%, 92%, 80% and 83% for each quarter in 2012. The combined personal Key Initiative scores for the named executive officers ranged from 64% to 104%, and averaged 85% for the four quarters of 2012.

Equity Incentive Plan Compensation

In addition to time-based restricted stock awards, to further align executive compensation with maximizing stockholder value, our Compensation Committee granted to our named executive officers certain performance-based equity awards, consisting of restricted stock units, or RSUs, that would be released and begin time-based vesting only upon achievement of certain corporate objectives. Our Compensation Committee met at the beginning of 2012 to approve two performance measures: (1) a revenue target and (2) an adjusted profit before tax target, each based on our operating plan approved by our Board. Each eligible named executive officer would earn 50% of his target performance-based RSUs upon the achievement of the revenue target, and another 50% of his target performance-based RSUs upon the achievement of the adjusted profit before tax target. Both targets are the same as the targets for the 2012 Annual Bonus Program. Payment for each target was determined based on the percentage of performance target that was achieved, as follows:

Percentage of Performance Target Achieved	Grant of RSUs as Percentage of Target RSUs
Under 80%	No RSUs earned
80%	90% of target RSUs (minimum award for minimum achievement)
81% - 100%	Add 0.5% for every 1% achieved to 100% payment
Over 100%	Add 2.5% for every 1% achieved over 100%
Over 120%	150% of target RSUs (maximum award)

Performance-based restricted stock units vest, if at all, in three equal annual installments, subject to continued service after achievement of the performance measures, starting March 1, 2013. In connection with our 2012 performance-based equity awards, we achieved 92% of our revenue target, and exceeded the maximum of our adjusted profit before tax target, both of which are the same as the targets under our 2012 Annual Bonus Program. Based on our actual results in fiscal 2012, performance-based RSUs were earned by our named executive officers for both the revenue target and the adjusted profit before tax target. See “Equity Awards” above in “Compensation Discussion and Analysis” detailing the actual performance-based restricted stock units earned in fiscal 2012.

In August 2010, our Compensation Committee granted additional performance-based RSUs to Mr. Neese and approved performance measures based on solar module cost per-watt targets to be achieved by us measured at the end of each of fiscal 2010, fiscal 2011, fiscal 2012 and fiscal 2013. The maximum award that may be earned is 120% of target because we wanted to encourage Mr. Neese to exceed the cost reduction targets. The award is determined based on the percentage of performance target that is achieved, as follows:

Percentage of Performance Target Achieved	Grant of RSUs as Percentage of Target RSUs
Over 105%	No RSUs earned
105%	80% of target RSUs (minimum award for minimum achievement)
104% to 96%	Pro rated grant of target RSUs (100% achievement will earn 100% of target RSUs)
95% or under	120% of target RSUs (maximum award)

If Mr. Neese achieved the target module cost per watt for 2012, 30,000 shares would vest on March 1, 2013. In 2012, our target module cost per-watt was $1.20, and because less than 95% of the performance target was achieved, Mr. Neese earned 36,000 shares, which was the maximum award.

The named executive officers' targets and earned performance-based RSUs are described above in “Compensation Discussion and Analysis-Analysis of Fiscal 2012 Compensation Decisions-Equity Awards.”

Retention Program

In connection with the Total tender offer, in 2011, we implemented a retention program under which we granted approximately 1.9 million Retention RSUs to our eligible officers and employees, including certain of our named executive officers. The following named executive officers received the following Retention RSUs under the retention program as consideration for having executed the retention agreements described below: Mr. Werner, 300,000 Retention RSUs; Mr. Wenger, 120,000 Retention RSUs; Mr. Neese, 120,000 Retention RSUs; and Mr. Richards, 100,000 Retention RSUs. Mr. Boynton was not an executive officer at the time the retention agreements were entered into, but signed a retention agreement with the Company. As a part of Retention RSUs granted to other eligible officers and employees, Mr. Boynton received 20,000 Retention RSUs. The Retention RSUs vest in equal one-third increments on each of June 1, 2012, June 1, 2013 and June 1, 2014, subject to the recipient remaining employed by us on each applicable vesting date. See “Compensation Discussion and Analysis-Analysis of Fiscal 2012 Compensation Decisions-Equity Awards” for a description of the Retention RSUs.

Employment Agreements

We have entered into employment agreements and award agreements under our equity plans with certain of our executive officers, including our named executive officers. Unless otherwise provided by our plan administrator, the award agreement, or the employment agreement, upon termination of a participant's employment or service with us, the participant will forfeit any outstanding equity awards except that a participant will have 90 days following termination of employment or service to exercise any then-vested options or stock appreciation rights (one year if termination of employment or service is a result of the participant's disability or death). Additionally, certain of our executive officers are entitled to receive certain payments from us or our affiliates in the event of certain change of control or termination events.

Employment Agreements. We are party to employment agreements with several executive officers, including the named executive officers. The employment agreements superseded prior agreements of a similar nature. We entered into retention agreements (“Retention Agreements”) with certain of our executive officers following the Total tender offer that amended certain terms of the employment agreements, as further described below. Each employment agreement provides that the executive's employment is “at-will” and may be terminated at any time by either party. Each employment agreement generally provides for a three-year term that will automatically renew unless we provide notice of our intent not to renew at least 120 days prior to the renewal date. The agreements do not specify salary, bonus or other basic compensation terms, but instead provide that each executive's base salary, annual bonus and equity compensation will be determined in accordance with our normal practices. Instead, the primary purpose of the agreements is to provide certain severance benefits for employment terminations in connection with a change of control (as defined in the agreement). In the event an executive's employment is terminated by us without cause (as defined in the agreement), or if the executive resigns for good reason (as defined in the agreement), and if such termination or resignation is in connection with a change of control, then the agreements also provide that the executive is entitled to the following benefits:

•	a lump-sum payment equivalent to 24 months (or 12 months in Mr. Boynton's case, and 36 months in Mr. Werner's case) of such executive's base salary;

•	a lump-sum payment equal to any earned but unpaid annual bonus for a completed fiscal year;

•	a lump-sum payment equal to the product of (a) such executive's target bonus for the then current fiscal year, multiplied by (b) two (or one in Mr. Boynton's case, and three in Mr. Werner's case);

•
continuation of such executive's and such executive's eligible dependents' coverage under our benefit plans for up to 24 months (or 12 months in Mr. Boynton's case, and 36 months in Mr. Werner's case), at our expense;

•	a lump-sum payment equal to such executive's accrued and unpaid base salary and paid time off;

•	reimbursement of up to $15,000 for services of an outplacement firm mutually acceptable to us and the executive; and

•	annual make-up payments for taxes incurred by the executive in connection with benefit plans' coverage.

In addition, if we terminate an executive's employment without cause or if the executive resigns for good reason, and if such termination or resignation is in connection with a change of control, then the agreements also provide the following benefits to the individual:

•
all of such executive's unvested options, shares of restricted stock and restricted stock units (including performance-based restricted stock units) will become fully vested and (as applicable) exercisable as of the termination date and remain exercisable for the time period otherwise applicable to such equity awards following such termination date; and

•
all provisions regarding forfeiture, restrictions on transfer, and our rights of repurchase, in each case otherwise applicable to shares of restricted stock or restricted stock units shall lapse as of the termination date.

In addition, Mr. Werner's agreement provides for such accelerated vesting and lapsing of provisions regarding forfeiture, restrictions on transfer and our rights of repurchase upon termination of employment without cause or resignation for good reason, regardless of whether such termination is in connection with a change of control; provided, however, that absent a change of control, no such accelerated vesting or lapsing shall apply to Mr. Werner's performance-based equity awards.

Under the employment agreements, “cause” means the occurrence of any of the following, as determined by the Company in good faith:

•	acts or omissions constituting gross negligence or willful misconduct on the part of the executive with respect to the executive's obligations or otherwise relating to our business,

•	the executive's conviction of, or plea of guilty or nolo contendere to, crimes involving fraud, misappropriation or embezzlement, or a felony crime of moral turpitude,

•
the executive's violation or breach of any fiduciary duty (whether or not involving personal profit) to us, except to the extent that his violation or breach was reasonably based on the advice of our outside counsel, or willful violation of any of our published policies governing the conduct of it executives or other employees, or

•	the executive's violation or breach of any contractual duty to us which duty is material to the performance of the executive's duties or results in material damage to us or our business;

provided that if any of the foregoing events is capable of being cured, we will provide notice to the executive describing the nature of such event and the executive will thereafter have 30 days to cure such event.

In addition, under the employment agreements, “good reason” means the occurrence of any of the following without the executive's express prior written consent:

•	a material reduction in the executive's position or duties,

•	a material breach of the employment agreement,

•
a material reduction in the executive's aggregate target compensation, including the executive's base salary and target bonus on a combined basis, excluding a reduction that is applied to substantially all of our other senior executives; provided, however, that for purposes of this clause, whether a reduction in target bonus has occurred shall be determined without any regard to any actual bonus payments made to the executive, or

•	a relocation of the executive's primary place of business for the performance of his duties to us to a location that is more than 45 miles from our current business location.

The executive shall be considered to have “good reason” under the employment agreement only if, no later than 90 days following an event otherwise constituting “good reason” under the employment agreement, the executive gives notice to us of the occurrence of such event and we fail to cure the event within 30 days following its receipt of such notice from the executive, and the executive terminates service within 24 months following a change of control.

Although consummation of the Total tender offer technically constituted a change of control under the definition of change of control in the employment agreements, it did not, in and of itself, constitute grounds for triggering change of control payments pursuant to the terms of the employment agreements. Rather, to trigger change of control payments, there also needed to be a material reduction in the terms and conditions of an executive's employment. No such changes occurred with respect to the named executive officers as a result of the consummation of the Total tender offer. If any of the severance payments, accelerated vesting and lapsing of restrictions would constitute a “parachute payment” within the meaning of Section 280G of the Internal Revenue Code and be subject to excise tax or any interest or penalties payable with respect to such excise tax, then the executive's benefits will be either delivered in full or delivered as to such lesser extent which would result in no portion of such benefits being subject to such taxes, interest or penalties, whichever results in the executive receiving, on an after-tax basis, the greatest amount of benefits.

Prior to receiving the benefits described in the employment agreements, the executive will be required to sign a separation agreement and release of claims. In addition, the benefits will be conditioned upon the executive not soliciting employees or customers for one year following the termination date. Mr. Werner's agreement also provides that, if his termination without cause or resignation for good reason is not in connection with a change of control, his severance benefits will be conditioned upon a non-competition arrangement lasting one year following employment termination.

These arrangements were adopted to reinforce and encourage the continued attention and dedication of members of management to their assigned duties without the distraction arising from the possibility of a change of control, and to enable and encourage management to focus attention on obtaining the best possible outcome for our stockholders without being influenced by personal concerns regarding the possible impact of various transactions on job security and benefits.

Retention Agreements. In connection with the Total tender offer, the Compensation Committee approved Retention Agreements with Mr. Werner, Mr. Boynton, Mr. Wenger, Mr. Neese and Mr. Richards in May 2011. Under the employment agreements, a termination following a change of control, either without “cause” or by the employee for “good reason” are qualifying terminations for purposes of receiving severance, and the named executive officer would receive severance protection if the qualifying termination were to occur during the period commencing three months prior to a change of control and ending 24 months following a change of control. The Retention Agreements, among other things, amended certain provisions of the employment agreements, including extending the 24-month period described in the prior sentence to a 36-month period following the change of control. Under the Retention Agreements, the executives agreed that the consummation of the Total tender offer and the subsequent continuation of their employment without any material reduction in the terms and conditions of their employment did not, in and of itself, constitute grounds for a termination due to “good reason” as defined in their employment agreements, even though the Total tender offer technically constituted a change of control under the employment agreements. As consideration for executing the Retention Agreements, the four named executive officers received the Retention RSUs. Under the Retention Agreements, the Retention RSUs are not subject to any accelerated vesting on account of any termination of executive's employment without cause or executive's voluntary resignation for good reason which occurs during the 36-month period after the Total tender offer. If the Retention RSUs were characterized as an “excess parachute payment” within the meaning of Section 280G of the Code and subject to an excise tax, then the Retention RSUs would either be delivered in full or delivered as to such lesser extent that would result in no portion of such award being subject to such taxes, whichever results in each named executive officer receiving, on an after-tax basis, the greatest amount of the award. Under no circumstances would the Company pay any excise taxes on the awards.

Amended and Restated Employment Agreement. On November 3, 2011, Mr. Arriola, our former Executive Vice President and Chief Financial Officer, communicated his intention to leave the Company in March 2012. On December 21, 2011, the Compensation Committee approved, and on December 23, 2011 we entered into, an Amended and Restated Employment Agreement with Mr. Arriola that amends his prior employment agreement with us. The Amended and Restated Employment Agreement provided for the following compensation to be paid to Mr. Arriola in connection with and upon his departure on March 5, 2012 in exchange of his execution of release of claims against us: (1) a lump-sum payment of approximately $660,000, which is equivalent to 18 months of Mr. Arriola's base salary; (2) a lump-sum payment of approximately $396,000, which is equivalent to his target bonus for 2011, which is 90% of his base salary; (3) continuation of his and his eligible dependents' coverage under our benefit plans for up to 12 months; (4) a lump-sum payment equivalent to any earned base salary and paid time off that remain unpaid through the date of his departure from the Company; and (5) an annual make-up payment for after-tax premium contributions made by Mr. Arriola in connection with the above described benefit plans' coverage. In addition, we paid him all earned and unpaid amounts owed under the terms of the non-equity incentive programs in which he participated during fiscal year 2011. Mr. Arriola's equity incentive awards granted to him prior to the date of the Amended and Restated Employment Agreement continued to vest until his departure date. Mr. Arriola departed from the Company on March 5, 2012 and was paid pursuant to the terms describe above.

Businesses in our industry face a number of risks, including the risk of being acquired in the future. We believe that entering into change of control and severance arrangements with certain of our executives has helped us attract and retain excellent executive talent. Without these provisions, these executives may not have chosen to accept employment with us or remain employed by us. The severance arrangements also promote stability and continuity in our senior management team.

Outstanding Equity Awards

The following table sets forth information regarding the outstanding equity awards held by our named executive officers as of December 30, 2012.

Outstanding Equity Awards At 2012 Fiscal Year-End Table

Name	Grant Date	Option Awards				Stock Awards
		Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)(1)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)(1)
Thomas H. Werner	05/03/10 (2)	--	--	--	--	33,334	183,004	--	--
	05/03/10 (2)	--	--	--	--	40,917	224,634	--	--
	01/31/11 (3)	--	--	--	--	66,667	366,002	--	--
	01/31/11 (4)	--	--	--	--	30,200	165,798	--	--
	12/21/11 (5)	--	--	--	--	200,000	1,098,000	--	--
	03/19/12 (6)	--	--	--	--	225,000	1,235,250	--	--
	03/28/12 (7)	--	--	--	--	--	--	337,500	1,852,875
Charles D. Boynton	08/05/10 (8)	--	--	--	--	10,001	54,905	--	--
	04/15/11 (3)	--	--	--	--	6,907	37,920	--	--
	12/09/11 (5)	--	--	--	--	13,334	73,204	--	--
	03/19/12 (6)	--	--	--	--	125,000	686,250	--	--
	03/28/12 (7)	--	--	--	--	--	--	75,000	411,750
Howard J. Wenger	05/03/10 (2)	--	--	--	--	23,334	128,104	--	--
	08/05/10 (2)	--	--	--	--	10,230	56,163	--	--
	01/31/11 (3)	--	--	--	--	23,334	128,104	--	--
	01/31/11 (4)	--	--	--	--	10,570	58,029	--	--
	12/21/11 (5)	--	--	--	--	80,000	439,200	--	--
	03/19/12 (6)	--	--	--	--	75,000	411,750	--	--
	03/28/12 (7)	--	--	--	--	--	--	112,500	617,625
Marty T. Neese	07/02/08 (9)	100,000	--	62.82	07/02/2018	--	--	--	--
	05/03/10 (2)	--	--	--	--	13,334	73,204	--	--
	05/03/10 (2)	--	--	--	--	16,368	89,860	--	--
	08/05/10 (10)	--	--	--	--	--	--	60,000	329,400
	01/31/11 (3)	--	--	--	--	20,000	109,800	--	--
	01/31/11 (4)	--	--	--	--	9,060	49,739	--	--
	12/21/11 (5)	--	--	--	--	80,000	439,200	--	--
	03/19/12 (6)	--	--	--	--	75,000	411,750	--	--
	03/28/12 (7)	--	--	--	--	--	--	112,500	617,625
Douglas R. Richards	05/03/10 (2)	--	--	--	--	6,667	36,602	--	--
	05/03/10 (2)	--	--	--	--	8,184	44,930	--	--
	01/31/11 (3)	--	--	--	--	20,000	109,800	--	--
	01/31/11 (4)	--	--	--	--	9,060	49,739	--	--
	12/21/11 (5)	--	--	--	--	66,667	366,002	--	--
	03/19/12 (6)	--	--	--	--	62,500	343,125	--	--
	03/28/12 (7)	--	--	--	--	--	--	93,750	514,688
Dennis V. Arriola	--	--	--	--	--	--	--	--	--

(1)	The closing price of our common stock on December 28, 2012 (last business day of fiscal 2012) was $5.49.

(2)	Each of these awards of restricted stock units vests in three equal installments on each of March 1, 2011, March 1, 2012 and March 1, 2013 subject to continued service to the Company.

(3)	Each of these awards of restricted stock units vests in three equal installments on each of March 1, 2012, March 1, 2013 and March 1, 2014 subject to continued service to the Company.

(4)
On January 31, 2011, the named executive officer was awarded a number of performance-based restricted stock units (PSUs) within a pre-set range, with the actual number contingent on the achievement of certain performance criteria. The actual award was determined in the first quarter of 2012. The award earned vests ratably on March 1, 2012, March 1, 2013 and March 1, 2014 subject to continued service to the Company.

(5)	Each of these awards of restricted stock units vests in three equal installments on each of June 1, 2012, June 1, 2013 and June 1, 2014 subject to continued service to the Company.

(6)	Each of these awards of restricted stock units vests in three equal installments on each of March 1, 2013, March 1, 2014 and March 1, 2015 subject to continued service to the Company.

(7)
On March 28, 2012, the named executive officer was awarded a number of performance-based restricted stock units (PSUs) within a pre-set range, with the actual number contingent on the achievement of certain performance criteria. The actual award was determined in the first quarter of 2013 and is described in “Equity Incentive Plan Compensation” below. The award earned vests ratably on March 1, 2013, March 1, 2014 and March 1, 2015 subject to continued service to the Company.

(8)	This award of restricted stock units vests in three equal installments on each of August 5, 2011, August 5, 2012 and August 5, 2013 subject to continued service to the Company.

(9)	This option has a ten-year term and vested in equal annual installments over a four-year period on each of July 2, 2009, July 2, 2010, July 2, 2011 and July 2, 2012.

(10)
On August 5, 2010, the named executive officer was awarded a number of performance-based restricted stock units (PSUs) within a pre-set range, with the actual number contingent on the achievement of certain performance criteria. Performance is measured in four tranches as of each fiscal year end from 2010 to 2013. If earned at target, each applicable tranche vests on each of March 1, 2011 (10,000 shares), March 1, 2012 (30,000 shares), March 1, 2013 (30,000 shares) and March 1, 2014 (30,000 shares). The actual award for the third tranche was determined in the first quarter of 2013 and described in “Equity Incentive Plan Compensation” above.

The following table sets forth the number of shares acquired pursuant to the exercise of options or the vesting of stock awards by our named executive officers during 2012 and the aggregate dollar amount realized by our named executive officers upon such events.

2012 Option Exercises and Stock Vested Table

Name	Option Awards		Stock Awards
	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)(1)
Thomas H. Werner	--	--	239,350	1,518,491
Charles D. Boynton	--	--	20,118	101,017
Howard J. Wenger	--	--	100,514	633,580
Marty T. Neese	--	--	117,630	782,779
Douglas R. Richards	--	--	69,382	421,996
Dennis V. Arriola	--	--	54,911	409,404

(1)	The aggregate dollar value realized upon the vesting of a stock award represents the fair market value of the underlying shares on the vesting date multiplied by the number of shares vested.

Potential Payments Upon Termination or Change of Control

Termination Payments Made in 2012. Mr. Arriola received the following compensation in accordance with the terms of his amended and restated employment agreement upon his departure: a lump-sum payment of $660,000, which is equivalent to 18 months of his base salary; a lump-sum payment equal to $396,000, which is his target bonus for 2011; and the continuation of his and his eligible dependents' coverage under our benefit plans for up to 12 months, which had a value of $6,465. In addition, Mr. Arriola will receive annual make-up payments for after-tax premium contributions made by him in connection with benefit plans' coverage with an estimated value of $5,055. Mr. Arriola also signed a release of claims in favor of the Company.

Tabular Disclosure of Termination Payments. The following tables summarize the estimated payments that would have been made on December 28, 2012 to our named executive officers upon certain termination events consisting of:

•	termination with cause or voluntary resignation;

•	involuntary termination without cause or voluntary resignation for good reason in connection with a change of control;

•	involuntary termination without cause or voluntarily resignation for good reason not in connection with a change of control;

•	retirement; or

•	discontinued service due to death or disability,

as described in their respective employment agreements (as amended by any amendments or Retention Agreements), assuming each such event had occurred on December 28, 2012. The dollar value identified with respect to each type of equity award is based on each officer's holdings as of December 28, 2012 and the $5.49 per share closing price for our common stock on December 28, 2012, the last trading day of our fiscal year ended December 30, 2012. For more information on each officer's outstanding equity awards as of December 28, 2012, please see the Outstanding Equity Awards At 2012 Fiscal-Year End Table above. Such figures do not reflect unpaid regular salary, nor the impact of certain provisions of the employment agreements that provide that, in the event any payments under the employment agreements would constitute parachute payments under Section 280G of the Internal Revenue Code or be subject to the excise tax of Section 4999 of the Internal Revenue Code, then such payments should be either delivered in full or reduced to result in no portion being subject to such tax provisions and still yield the greatest payment to the individual on an after tax basis.

Termination Payments Table

Name	Termination Scenario	Continued Salary ($)	Bonus and Accelerated Non-Equity Incentive Plan ($)	Accelerated Restricted Stock Units ($)(1)	Continued Medical Benefits and Gross Up ($)	Outplacement Services ($)	Accrued Paid Time Off and Sabbatical ($)	Total ($)
T. Werner	Termination with cause or voluntary resignation without good reason	--	--	--	--	--	90,000	90,000
	Involuntary termination without cause or voluntary resignation for good reason in connection with change of control	1,800,000	2,700,000	5,125,563	126,300	15,000	90,000	9,856,863
	Involuntary termination without cause or voluntary resignation for good reason not in connection with change of control	--	--	3,272,688	84,200	--	90,000	3,446,888
	Retirement	--	--	--	--	--	90,000	90,000
	Death or disability	--	--	--	--	--	90,000	90,000
C. Boynton	Termination with cause or voluntary resignation without good reason	--	--	--	--	--	17,074	17,074
	Involuntary termination without cause or voluntary resignation for good reason in connection with change of control	405,000	283,500	1,264,029	43,703	15,000	17,074	2,028,306
	Involuntary termination without cause or voluntary resignation for good reason not in connection with change of control	--	--	--	43,703	--	17,074	60,777
	Retirement	--	--	--	--	--	17,074	17,074
	Death or disability	--	--	--	--	--	17,074	17,074
H. Wenger	Termination with cause or voluntary resignation without good reason	--	--	--	--	--	--	--
	Involuntary termination without cause or voluntary resignation for good reason in connection with change of control	900,000	810,000	1,838,975	85	15,000	--	3,564,060
	Involuntary termination without cause or voluntary resignation for good reason not in connection with change of control	--	--	--	43	--	--	43
	Retirement	--	--	--	--	--	--	--
	Death or disability	--	--	--	--	--	--	--
M. Neese	Termination with cause or voluntary resignation without good reason	--	--	--	--	--	--	--
	Involuntary termination without cause or voluntary resignation for good reason in connection with change of control	900,000	720,000	2,120,578	59,937	15,000	--	3,815,515
	Involuntary termination without cause or voluntary resignation for good reason not in connection with change of control	--	--	--	29,968	--	--	29,968
	Retirement	--	--	--	--	--	--	--
	Death or disability	--	--	--	--	--	--	--
D. Richards	Termination with cause or voluntary resignation without good reason	--	--	--	--	--	--	--
	Involuntary termination without cause or voluntary resignation for good reason in connection with change of control	700,000	490,000	1,464,886	67,500	15,000	--	2,737,386
	Involuntary termination without cause or voluntary resignation for good reason not in connection with change of control	--	--	--	33,750	--	--	33,750
	Retirement	--	--	--	--	--	--	--
	Death or disability	--	--	--	--	--	--	--

(1)	In connection with a change of control, accelerated restricted stock units' calculation assumes that the change of control does not involve Total or one of its affiliates.

COMPENSATION COMMITTEE REPORT

The following report has been submitted by the Compensation Committee of the Board of Directors:

The Compensation Committee of the Board of Directors has reviewed and discussed our Compensation Discussion and Analysis with management. Based on this review and discussion, the Compensation Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in our Annual Report on Form 10-K for the fiscal year ended December 30, 2012 (contained in Amendment No. 1 to the Annual Report on Form 10-K) and definitive proxy statement on Schedule 14A for our 2013 Annual Meeting, each as filed with the SEC.

The foregoing report was submitted by the Compensation Committee of the Board and shall not be deemed to be “soliciting material” or to be “filed” with the SEC or subject to Regulation 14A promulgated by the SEC or Section 18 of the Exchange Act, and shall not be deemed incorporated by reference into any prior or subsequent filing by us under the Securities Act of 1933 or the Exchange Act.

COMPENSATION COMMITTEE OF THE BOARD OF DIRECTORS

Thomas R. McDaniel Jérôme Schmitt Humbert de Wendel Pat Wood III, Chair

April 5, 2013

Director Compensation

The following table sets forth a summary of the compensation we paid to our non-employee directors for fiscal 2012.

2012 Director Compensation Table

Name	Fees Earned or Paid in Cash ($)(1)	Stock Awards ($)(2)(3)	Total ($)
W. Steve Albrecht (4)	50,009	149,991	200,000
Betsy S. Atkins (5)	87,511	224,902	312,413
Arnaud Chaperon	0	0	0
Bernard Clement	0	0	0
Denis Giorno	0	0	0
Jean-Marc Otero del Val (4)	0	0	0
Thomas R. McDaniel	100,012	299,900	399,912
Jérôme Schmitt	0	0	0
Humbert de Wendel	0	0	0
Pat Wood III	112,512	299,900	412,412

(1)
The amounts reported in this column represent the aggregate cash retainers and payments for fractional shares received by the non-employee directors for 2012, but do not include amounts reimbursed to the non-employee directors for expenses incurred in attending Board and committee meetings.

(2)
The amounts reported in this column represent the aggregate grant date fair value computed in accordance with Financial Accounting Standards Board (or FASB) ASC Topic 718 for restricted stock units granted to our non-employee directors in 2012, as further described below. Each non-employee director received the following grants of restricted stock units on the following dates with the following grant date fair values (please note that some amounts reported may not add up exactly due to rounding on an award-by-award basis):

Non-Employee Director	Grant Date	Restricted Stock Units (#)	Grant Date Fair Value ($)
W. Steve Albrecht	02/13/2012 05/11/2012	9,578 13,537	74,996 74,995
Betsy Atkins	02/13/2012 05/11/2012 08/13/2012	9,578 13,537 17,523	74,996 74,995 74,911
Thomas R. McDaniel	02/13/2012 05/11/2012 08/13/2012 11/12/2012	9,578 13,537 17,523 16,304	74,996 74,995 74,911 74,998
Pat Wood III	02/13/2012 05/11/2012 08/13/2012 11/12/2012	9,578 13,537 17,523 16,304	74,996 74,995 74,911 74,998

(3)	As of December 30, 2012, the following non-employee directors held options for the following number of shares: Mr. Albrecht, 12,000; Ms. Atkins, 7,500; and Mr. Wood, 48,000.

(4)	Messrs. Albrecht and Otero del Val resigned from the Board effective June 21, 2012 pursuant to the terms of the Affiliation Agreement with Total Gas & Power USA, SAS.

(5)	Ms. Atkins resigned from the Board effective August 31, 2012.

2012 Director Compensation Program

We paid each of our non-employee directors the following compensation in 2012:

•	an annual fee of $400,000 ($100,000 quarterly) to our non-employee directors other than the Chairman of the Board for service on our Board and on Board committees;

•	an annual fee of $450,000 ($112,500 quarterly) to our Chairman of the Board for service on our Board and on Board committees; and

•	an additional annual fee of $25,000 ($6,250 quarterly) to the lead independent director.

These annual fees are prorated on a quarterly basis for any director that joins the Board during the year. The $25,000 additional fee payable to the lead independent director is paid in cash. All of the fees payable to the Chairman of the Board are paid in the form of restricted stock units. The other fees are paid on a quarterly basis, 25% in cash on or about the date of the Board meeting and 75% in the form of fully-vested restricted stock units on the 11th day in the second month of each quarter (or on the next trading day if such day is not a trading day). The restricted stock units are settled in shares of our common stock within seven days of the date of grant. Because Mr. Werner, who is our President and Chief Executive Officer and our Chairman of the Board, and each of our Total nominated directors do not qualify as independent directors under our director compensation policy, such individuals receive no director compensation.

Compensation Committee Interlocks and Insider Participation

No member of our Compensation Committee was at any time during fiscal 2012 one of our officers or employees, or is one of our former officers or employees. No member of our Compensation Committee had any relationship requiring disclosure under Item 404 and Item 407(e)(4) of Regulation S-K. Additionally, during fiscal 2012, none of our executive officers or directors was a member of the board of directors, or any committee of the board of directors, or of any other entity such that the relationship would be construed to constitute a compensation committee interlock within the meaning of the rules and regulations of the SEC.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS

Beneficial Ownership Information
The following table sets forth certain information regarding beneficial ownership of our common stock as of April 1, 2013 (except as described below) by:

•	each of our directors;

•
our Chief Executive Officer, Chief Financial Officer, former Chief Financial Officer, and each of the three other most highly compensated individuals who served as our executive officers at the end of our fiscal year 2012, whom we collectively refer to as our “named executive officers”;

•	our directors, director nominees and executive officers as a group; and

•	each person (including any “group” as that term is used in Section 13(d)(3) of the Exchange Act) who is known by us to beneficially own more than 5% of any class of our common stock.

Applicable beneficial ownership percentages listed below are based on 120,812,930 shares of common stock outstanding as of April 1, 2013. The business address for each of our directors and executive officers is our corporate headquarters at 77 Rio Robles, San Jose, California 95134.

	Common Stock Beneficially Owned (1)
Directors and Named Executive Officers	Shares	%
Dennis V. Arriola (2)	--	--
Charles D. Boynton	52,530	*
Arnaud Chaperon	--	--
Bernard Clement	--	--
Denis Giorno	--	--
Thomas R. McDaniel (3)	84,826	*
Marty T. Neese (4)	248,401	*
Douglas R. Richards	45,264	*
Jérôme Schmitt	--	--
Humbert de Wendel	--	--
Howard J. Wenger (5)	148,137	*
Thomas H. Werner (6)	321,487	*
Pat Wood III (7)	55,944	*
All Directors and Executive Officers as a Group (15 persons) (8)	958,754	*
Other Persons
Total S.A. Total Gas & Power USA, SAS(9) 2, place Jean Millier La Défense 6 92400 Courbevoie France	88,108,359	67.6%

*	Less than 1%

(1)
Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to the securities. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares underlying restricted stock units and options held by that person that will vest and be exercisable within 60 days of April 1, 2013 are deemed to be outstanding. Such shares, however, are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person.

(2)	Mr. Arriola's employment with the Company terminated on March 2012.

(3)	Includes 84,710 shares of common stock held indirectly in the McDaniel Trust dtd 7/26/2000 of which Mr. McDaniel and his spouse are co-trustees.

(4)	Includes 148,401 shares of common stock and 100,000 shares of common stock issuable upon exercise of options exercisable within 60 days of April 1, 2013.

(5)	Includes 25,085 shares of common stock held indirectly in the H&L Wenger 2002 Family Trust UAD 6-21-02.

(6)
Includes also 1,218 shares of common stock held by The Werner Family Trust (the "WF Trust"), of which Mr. Werner and his wife are co-trustees and the beneficiaries are the surviving spouse between Thomas Werner and Suzanne Werner.

(7)	Includes 7,944 shares of common stock and 48,000 shares of common stock issuable upon exercise of options exercisable within 60 days of April 1, 2013.

(8)	Includes the shares described in footnotes 3-7 plus 2,165 shares of common stock held by two additional executive officers.

(9)
The ownership information set forth in the table is based on information contained in a statement on Schedule 13D/A, filed with the SEC on March 1, 2012 by Total Gas & Power USA, SAS and its parent Total S.A., which indicated that the parties have shared voting and shared dispositive power with respect to said shares. Includes 9,531,677 shares of common stock issuable pursuant to a warrant issued by the Company to Total Gas & Power USA, SAS on February 28, 2012.

Equity Compensation Plan Information

The information set forth in Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities, “Equity Compensation Plan Information” is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Director Independence

Our Board has determined that two of our eight directors, namely Messrs. McDaniel and Wood, each meet the standards for independence as defined by applicable listing standards of the Nasdaq Global Select Market and rules and regulations of the SEC. Our Board has also determined that Mr. Werner, our President and Chief Executive Officer, and Messrs. Chaperon, Clement, Giorno, Schmitt and de Wendel, as directors designated by our controlling stockholder Total Gas & Power USA, SAS (“Total”), pursuant to our Affiliation Agreement with Total, are not “independent” as defined by applicable listing standards of the Nasdaq Global Select Market. There are no family relationships among any of our directors or executive officers.

Code of Business Conduct and Ethics; Related Persons Transactions Policy and Procedures

It is our general policy to conduct our business activities and transactions with the highest level of integrity and ethical standards and in accordance with all applicable laws. In addition, it is our policy to avoid situations that create an actual or potential conflict between our interests and the personal interests of our officers and directors. Such principles are described in our Code of Business Conduct and Ethics. Our Code of Business Conduct and Ethics is applicable to our directors, officers, and employees (including our principal executive officer, principal financial officer and principal accounting officer) and is designed to promote compliance with the laws applicable to our business, accounting standards, and proper and ethical business methods and practices. Our Code of Business Conduct and Ethics is available on our website at http://investors.sunpowercorp.com/governance.cfm under the link for “Code of Conduct.” You may also request a copy by writing to us at SunPower Corporation, 77 Rio Robles, San Jose, California 95134, Attention: Corporate Secretary. If we amend or grant a waiver applicable to our principal executive officer, principal financial officer or principal accounting officer, we will post a copy of such amendment or waiver on our website. Under the Corporate Governance Principles, the Nominating and Corporate Governance Committee is responsible for reviewing and recommending changes to our Code of Business Conduct and Ethics.

Pursuant to our Corporate Governance Principles and our Audit Committee Charter, our Audit Committee will consider questions of actual and potential conflicts of interest (including corporate opportunities) of directors and officers, and approve or prohibit such transactions. The Audit Committee will review and approve in advance all proposed related party transactions (as defined in Item 404 of Regulation S-K), in compliance with the applicable Nasdaq Stock Market rules. A related party transaction will only be approved if the Audit Committee determines that it is in the best interests of SunPower. If a director is involved in the transaction, he or she will be recused from all voting and approval processes in connection with the transaction.

Certain Relationships and Related Persons Transactions

Other than the compensation agreements and other arrangements described herein, and the transactions described below, since the start of our last fiscal year on January 2, 2012, there has not been, nor is there currently proposed, any transaction or series of similar transactions to which SunPower has been or will be a party:

•	in which the amount involved exceeded or will exceed $120,000; and

•
in which any director, director nominee, executive officer, beneficial owner of more than 5% of any class of our common stock, or any immediate family member of such persons had or will have a direct or indirect material interest.

Agreements with Total Gas & Power USA, SAS (“Total”) and Total S.A.

Tender Offer Agreement and Tender Offer Agreement Guaranty

On April 28, 2011, we and Total entered into a Tender Offer Agreement (the “Tender Offer Agreement”), pursuant to which, on May 3, 2011, Total commenced a cash tender offer to acquire up to 60% of our outstanding shares of former class A common stock and up to 60% of our outstanding shares of former class B common stock (the “Tender Offer”) at a price of $23.25 per share for each class. The Tender Offer expired on June 14, 2011 and Total accepted for payment on June 21, 2011 a total of 34,756,682 shares of our former class A common stock and 25,220,000 shares of our former class B common stock, representing 60% of each class of outstanding common stock as of June 13, 2011, for a total cost of approximately $1.4 billion.

Total S.A., the parent company of Total, entered into a Tender Offer Agreement Guaranty in connection with the Tender Offer pursuant to which Total S.A. unconditionally guarantees the full and prompt payment of Total's payment obligations under the Tender Offer Agreement and the full and prompt performance of all of Total's representations, warranties, covenants, duties and agreements contained in the Tender Offer Agreement; provided, that the maximum aggregate liability of Total S.A. under the

Tender Offer Guaranty will not be more than the aggregate value at the offer price of the maximum number of shares which may be validly tendered and accepted for payment pursuant to and in accordance with the terms of the Tender Offer Agreement.

Credit Support Agreement

On April 28, 2011, we entered into a Credit Support Agreement with Total S.A. The Credit Support Agreement was amended on June 7, 2011 and December 12, 2011. Pursuant to the Credit Support Agreement, subject to the terms and conditions described below, Total S.A., as “Guarantor” has agreed to enter into one or more guarantee agreements (each a “Guaranty”) with banks providing letter of credit facilities to us or our subsidiaries in support of our utility and power plant (“UPP”) and large commercial portion of the residential and commercial segment (“LComm”) businesses and certain other permitted purposes. Pursuant to such Guarantees, Guarantor would guarantee the payment to the applicable bank of our obligation to reimburse a draw on a letter of credit and pay interest thereon in accordance with the letter of credit facility between such bank and us. The Credit Support Agreement became effective on June 28, 2011 (the “CSA Effective Date”), and was amended on June 7, 2011, December 12, 2011, and December 14, 2012.

Under the Credit Support Agreement, at any time from the CSA Effective Date until the fifth anniversary thereof, we may request that Guarantor provide a Guaranty with respect to a letter of credit facility. Guarantor is required to issue and enter into the Guaranty requested by SunPower subject to certain terms and conditions, any of which may be waived by Total S.A. These terms and conditions are detailed in the Credit Support Agreement. The aggregate letter of credit amount cannot exceed $725 million for the period from the CSA Effective Date through December 31, 2012, $771 million for the period from January 1, 2013 through December 31, 2013, $878 million for the period from January 1, 2014 through December 31, 2014, $936 million for the period from January 1, 2015 through December 31, 2015 and $1 billion for the period from January 1, 2016 through the termination of the Credit Support Agreement (the “Maximum L/C Amount”), subject to certain adjustments.

Payments to be Paid by the Company to Guarantor. In consideration for the commitments of Guarantor, we are required to pay Guarantor a guarantee fee, repay any payments made under any Guaranty plus interest, and pay certain expenses of Guarantor and interest on overdue amounts owed to Guarantor. The guarantee fee for each letter of credit that is the subject of a Guaranty and was outstanding for all or part of the preceding calendar quarter will be equal to: (x) the average daily amount of the undrawn amount of such letter of credit plus the amount drawn on such letter of credit that has not yet been reimbursed by us or Guarantor, (y) multiplied by 1.00% for letters of credit issued or extended prior to the second anniversary of the CSA Effective Date, 1.40% for letters of credit issued or extended from the second anniversary of the CSA Effective Date until the third anniversary of the CSA Effective Date, 1.85% for letters of credit issued or extended from the third anniversary of the CSA Effective Date until the fourth anniversary of the CSA Effective Date, and 2.35% for letters of credit issued or extended from the fourth anniversary of the CSA Effective Date until the fifth anniversary of the CSA Effective Date, (z) multiplied by the number of days that such letter of credit was outstanding, divided by 365. We are required to reimburse payments made by Guarantor under any Guaranty within 30 days plus interest at a rate equal to LIBOR (as in effect as of the date of Guarantor's payment) plus 3.00%. The expenses of Guarantor to be reimbursed by us will include reasonable out-of-pocket expenses incurred after the CSA Effective Date in the performance of its services under the Credit Support Agreement and reasonable out-of-pocket attorneys' fees and expenses incurred in connection with payments to a bank under a Guaranty or enforcement of any of our obligations. Overdue payment obligations will accrue interest at a rate per annum equal to LIBOR as in effect at such time such payment was due plus 5.00%. Finally, we are solely responsible for any bank fees incurred in connection with securing any letter of credit facilities. In fiscal 2012, we incurred guaranty fees of $6.9 million to Total S.A.

Benchmark Credit Terms. No later than June 30, 2012 and annually every June 30 thereafter throughout the term of the Credit Support Agreement, and also at any time we desire to obtain a letter of credit facility that would be the subject of a Guaranty, we are required to solicit benchmark credit terms for a letter of credit facility without a Guaranty from Guarantor and without collateral and report those benchmark terms to Guarantor. If (a) the annual fees payable by us on the issued amount of a letter of credit under a proposed letter of credit facility that is not guaranteed by Guarantor are equal to or less than 110% of the annual fees plus any applicable guarantee fee payable to Guarantor pursuant to a guaranteed letter of credit facility under the Credit Support Agreement, (b) the other fees payable under such non-guaranteed letter of credit facility are reasonable in light of the fees payable under a guaranteed letter of credit facility and the anticipated uses of such non-guaranteed letter of credit facility and (c) the other terms and conditions of such non-guaranteed letter of credit facility (including restrictive covenants) are reasonable in light of the anticipated use of such non-guaranteed letter of credit facility, then (i) we will be required to enter into such non-guaranteed letter of credit facility as soon as commercially reasonable, (ii) we will be required to reduce the commitments under guaranteed letter of credit facilities in an amount equal to such non-guaranteed letter of credit facility and (iii) so long as such non-guaranteed letter of credit facility remains in effect, the Maximum L/C Amount during such period will be reduced by the maximum aggregate amount of the letters of credit that may be issued pursuant to such non-guaranteed letter of credit facility. Total S.A. waived the requirement for SunPower to conduct the benchmarking for 2012.

Covenants of SunPower. Under the Credit Support Agreement, we have agreed to undertake certain actions, including, but not limited to, ensuring that our payment obligations to Guarantor rank at least equal in right of payment with all of our other present and future indebtedness, other than certain permitted secured indebtedness. We have agreed to refrain from taking certain actions as detailed in the Credit Support Agreement, including (1) amending any agreements related to any guaranteed letter of credit facility, (2) granting any lien to secure indebtedness unless (a) an identical lien is granted to Guarantor and (b) such other lien is at all times equal or subordinate to the priority of the lien granted to Guarantor under (a), and (3) making any equity distributions.

Trigger Events. Under the Credit Support Agreement, following a Trigger Event, and during its continuation, Guarantor may elect not to enter into any additional Guaranties; declare all or any portion of the outstanding amounts owed by us to Guarantor to be due and payable; direct banks that have provided guaranteed letter of credit facilities to stop all issuances of any additional letters of credit under such facilities; access and inspect our relevant financial records and other documents upon reasonable notice to us; and exercise all other rights it may have under applicable law, provided that at its discretion Guarantor may also rescind such actions.

The following events each constitute a “Trigger Event”:

•
we default with respect to our reimbursement obligations to Guarantor described above or any other payment obligation under the Credit Support Agreement that is 30 days overdue for which Guarantor has demanded payment in writing;

•
any representation or warranty made by us in the Credit Support Agreement is false, incorrect, incomplete or misleading in any material respect when made and has not been cured within 15 days after notice thereof by Guarantor;

•	we fail, and continue to fail for 15 days, to observe or perform any material covenant, obligation, condition or agreement in the Credit Support Agreement;

•
we default in the observance or performance of any agreement, term or condition contained in a guaranteed letter of credit facility that would constitute an event of default or similar event thereunder (other than an obligation to pay any amount, the payment of which is guaranteed by Guarantor), up to or beyond any grace period provided in such facility, unless waived by the applicable bank and Guarantor;

•
we or any of our subsidiaries defaults in the observance or performance of any agreement, term or condition contained in any bond, debenture, note or other indebtedness such that the holders of such indebtedness may accelerate the payment of $25 million or more of such indebtedness; and

•	certain bankruptcy or insolvency events.

Termination. The Credit Support Agreement will terminate after the later of the payment in full of all obligations thereunder and the termination or expiration of each Guaranty provided thereunder following the fifth anniversary of the CSA Effective Date.

Affiliation Agreement

In connection with the Tender Offer, we and Total entered into an affiliation agreement (the “Affiliation Agreement”). The Affiliation Agreement was amended on June 7, 2011, December 12, 2011 and February 28, 2012 and August 10, 2012. The Affiliation Agreement governs the relationship following the closing of the Tender Offer between SunPower, on the one hand, and Total S.A., Total, any other affiliate of Total S.A. and any member of a group of persons formed for the purpose of acquiring, holding, voting, disposing of or beneficially owning our voting stock of which Total S.A. or any of its affiliates is a member (the “Total Group”), on the other hand.

Standstill. Following the closing of the Tender Offer and during the Standstill Period (as defined below), Total, Total S.A., and the Total Group may not:

•
effect or seek, or announce any intention to effect or seek, any transaction that would result in the Total Group beneficially owning shares in excess of the Applicable Standstill Limit (as defined below), or take any action that would require us to make a public announcement regarding the foregoing;

•
request that (i) we, (ii) our Board members that are independent directors and not appointed to the Board by Total (the “Disinterested Directors”), or (iii) our officers or employees, amend or waive any of the standstill restrictions applicable to the Total Group; or

•	enter into any discussions with any third party regarding any of the foregoing.

 In addition, no member of the Total Group may, among other things, solicit proxies relating to the election of directors to the Board without the prior approval of the Disinterested Directors.

However, the Total Group is permitted to undertake any of the following actions:

•
until June 21, 2013, and following the written invitation from the Disinterested Directors, either (i) make and consummate a tender offer to acquire 100% of the outstanding voting power of the Company (a “Total Tender Offer”) that is approved and recommended by the Disinterested Directors, or (ii) propose and effect a merger providing for the acquisition of 100% of the outstanding voting power of the Company (a “Total Merger”) that is approved and recommended by the Disinterested Directors;

•
from June 22, 2013 until December 31, 2014, either (i) make and consummate a Total Tender Offer that is approved and recommended by the Disinterested Directors or (ii) propose and effect a Total Merger that is approved and recommended by the Disinterested Directors; and

•
during the period commencing on January 1, 2015 and at any time thereafter, either (i) make and consummate a Total Tender Offer or (ii) propose and effect a Total Merger so long as, in each case, Total complies with certain advance notice and prior negotiation obligations, including providing written notice to us at least 120 days prior to commencing or proposing such Total Tender Offer or Total Merger and making its designees reasonably available for the purpose of negotiation with the Disinterested Directors concerning such Total Tender Offer or Total Merger.

The “Standstill Period” is the period beginning on the date of the Affiliation Agreement and ending on the earlier to occur of:

•	a change of control of the Company;

•	the first time that the Total Group beneficially owns less than 15% of outstanding voting power of the Company;

•
prior to Total, together with any controlled subsidiary of Total S.A., owning 50% or less of the outstanding voting power of the Company or 40% or less of the outstanding voting power of the Company when at least $100 million in Guaranties are outstanding under the Credit Support Agreement, we or our Board taking or failing to take certain of the actions described below under “-Events Requiring Stockholder Approval by Total” or failing to comply with certain of the covenants described below under “-Covenants of Total and SunPower”;

•
upon the first time that Total, together with any controlled subsidiary of Total S.A. owns 50% or less of the outstanding voting power of the Company or 40% or less of the outstanding voting power of the Company when at least $100 million in Guarantees are outstanding under the Credit Support Agreement, a tender offer for at least 50% of the outstanding voting power of the Company is commenced by a third party; and

•	the termination of the Affiliation Agreement.

The “Applicable Standstill Limit” is the applicable percentage of the lower of (i) the then outstanding shares of our common stock or (ii) the then outstanding voting power of the Company equal to:

•	63% during the period commencing with the closing of the Tender Offer and ending on June 21, 2013;

•	66- 2/3% during the period commencing on June 22, 2013 and ending on December 31, 2014; and

•	70% during the period commencing on January 1, 2015 and continuing thereafter until the termination of the Affiliation Agreement.

During the Standstill Period, the Total Group will not be in breach of its standstill obligations described above if any member of the Total Group holds beneficial ownership of shares of our common stock in excess of the Applicable Standstill Limit solely as a result of:

•	recapitalizations, repurchases or other actions taken by us or our controlled subsidiaries that have the effect of reducing the number of shares of our common stock then outstanding;

•	the issuance of shares of our common stock to Total in connection with the acquisition of Tenesol SA;

•	the rights specified in any “poison pill” share purchase rights plan having separated from the shares of our common stock and a member of the Total Group having exercised such rights; or

•
the issuance of voting securities to Total, including from the conversion into voting securities of convertible securities, in connection with the Compensation and Funding Agreement or the Liquidity Support Agreement (each as described below).

Transfer of Control. If any member or members of the Total Group seek to transfer, in one or a series of transactions, either (i) 40% or more of the outstanding shares of our common stock or (ii) 40% or more of the outstanding voting power of the Company to a single person or group, then such transfer must be conditioned on, and may not be effected, unless the transferee either:

•
makes a tender offer to acquire 100% of the voting power of the Company, at the same price per share of voting stock and using the same form of consideration to be paid by the transferee to the Total Group; or

•	proposes a merger providing for the acquisition of 100% of the voting power of

•	the Company, at the same price per share of voting stock and using the same form of consideration to be paid by the transferee to the Total Group.

 Total's Rights to Maintain. The Total Group has the following rights to maintain its ownership in us until (i) the first time that the Total Group owns less than 40% of the outstanding voting power of the Company, or (ii) until the first time that Total transfers shares of our common stock to a person other than Total S.A. or a controlled subsidiary of Total S.A. and as a result of such transfer Total S.A. and its subsidiaries own less than 50% of the outstanding voting power of the Company.

If we propose to issue new securities primarily for cash in a financing transaction, then Total has the right to purchase a portion of such new securities equal to its percentage ownership in us. Total can also elect to purchase our securities in open market transactions or through privately-negotiated transactions in an amount equal to its percentage ownership in connection with such issuance of new securities. If we propose to issue new securities in consideration for our purchase of a business or asset of a business, then Total has the right to purchase additional securities in the open market or through privately-negotiated transactions equal to its percentage ownership in us. Total has similar rights in the event that we issue or propose to issue (including pursuant to our equity plans or as the result of the conversion of our convertible securities) securities that, together with all other issuances of securities by us since the end of the preceding fiscal quarter aggregate to more than 1% of our fully diluted equity. Total has a nine month grace period, subject to certain extensions to satisfy regulatory conditions, to acquire securities in the open market or through privately-negotiated transactions in connection with any of the securities issuances described above.

SunPower Board. The Affiliation Agreement provides that, immediately after the consummation of the Tender Offer, our Board will be expanded to eleven persons, composed of the Chief Executive Officer (who will also serve as the Chairman of the Board), four current members of the board and six directors designated by Total. See Item 10 - Directors, Executive Officers, and Corporate Governance for more details on our current Board members.

On the first anniversary of the completion of the Tender Offer (i) the Disinterested Directors are obligated to cause one of the Disinterested Directors to resign from the board, (ii) upon the effectiveness of such resignation, Total will promptly cause one of the directors previously designated by it to resign, and (iii) thereafter, the Board will take all action necessary to reduce the number of authorized members of the Board to nine directors (such actions, a “Board Reduction Event”).

So long as Total, together with the controlled subsidiaries of Total S.A., owns at least 10% of the outstanding voting power of the Company, then our Board must use its reasonable best efforts to elect the directors designated by Total as follows:

•
until the first time that Total, together with controlled subsidiaries of Total S.A., own less than 50% of the voting power of the Company, Total will be entitled to designate six nominees to serve on our Board until the Board Reduction Event, and five nominees to serve on our Board thereafter;

•
until the first time that Total, together with controlled subsidiaries of Total S.A., own less than 50% but not less than 40% of the voting power of the Company, Total will be entitled to designate five nominees to serve on our Board until the Board Reduction Event, and four nominees to serve on our Board thereafter;

•
until the first time that Total, together with controlled subsidiaries of Total S.A., own less than 40% but not less than 30% of the voting power of the Company, Total will be entitled to designate four nominees to serve on our Board until the Board Reduction Event, and three nominees to serve on our Board thereafter

•
until the first time that Total, together with controlled subsidiaries of Total S.A., own less than 30% but not less than 20% of the voting power of the Company, Total will be entitled to designate three nominees to serve on our Board until the Board Reduction Event, and two nominees to serve on our Board thereafter; and

•
until the first time that Total, together with controlled subsidiaries of Total S.A., own less than 20% but not less than 10% of the voting power of the Company, Total will be entitled to designate two nominees to serve on our Board until the Board Reduction Event, and one nominee to serve on our Board thereafter.

 For as long as they are serving on our Board, the directors designated by the Total Group will be allocated across the three classes that comprise our Board in a manner as equal as practicable.

Subject to the listing standards of the Nasdaq Global Select Market, until the first time that Total, together with any controlled subsidiaries of Total S.A., owns less than 30% of the outstanding voting power of the Company:

•	the Audit Committee will be comprised of three Disinterested Directors;

•	the Compensation Committee and the Nominating and Governance Committee will each be comprised of two Disinterested Directors and two directors designated by the Total Group; and

•	any other standing committee will be comprised of two Disinterested Directors and two directors designated by the Total Group.

Until the first time that Total, together with any controlled subsidiaries of Total S.A., own less than 10% of the outstanding voting power of the Company, a representative of Total will, subject to certain exceptions, be permitted to attend all meetings of our Board or any committee thereof in a non-voting, observer capacity (other than any committee whose sole purpose is to consider a transaction for which there exists an actual conflict of interest between the Total Group, on the one hand, and the Company and any of our affiliates, on the other hand).

Events Requiring Specific Board Approval. At any time when Total, together with any controlled subsidiaries of Total S.A., owns at least 30% of the outstanding voting power of the Company, neither the Total Group nor the Company (or any of our affiliates) may effect any of the following without first obtaining the approval of a majority of the Disinterested Directors:

•	any amendment to our Certificate of Incorporation or By-laws;

•
any transaction that, in the reasonable judgment of the Disinterested Directors, involves an actual conflict of interest between the Total Group, on the one hand, and the Company and any of our affiliates, on the other hand;

•	the adoption of any shareholder rights plan or the amendment or failure to renew our existing shareholder rights plan;

•
except as provided above, the commencement of any tender offer or exchange offer by the Total Group for shares of our common stock or securities convertible into shares of our common stock, or the approval of a merger of SunPower or any company that we control with a member of the Total Group;

•	any voluntary dissolution or liquidation of the Company or any company that we control;

•
any voluntary bankruptcy filing by the Company or any company that we control or the failure to oppose any other person's bankruptcy filing or action to appoint a receiver of the Company or any company that we control;

•	any delegation of all or a portion of the authority of our Board to any committee thereof;

•	any amendment, modification or waiver of any provision of the Affiliation Agreement;

•	any modification of, or action with respect to, director's and officer's insurance coverage; or

•	any reduction in the compensation of the Disinterested Directors.

Events Requiring Supermajority Board Approval. At any time when Total, together with any controlled subsidiaries of Total, own at least 30% of the outstanding voting power of the Company, neither the Total Group nor the Company (or any of our affiliates) may, without first obtaining the approval of two-thirds of the directors of the Company (including at least one Disinterested Director), effect any approval or adoption of our annual operating plan or budget that has the effect of reducing the planned letter of credit utilization in any given year by more than 10% below the applicable maximum letter of credit amount in the Credit Support Agreement.

Events Requiring Stockholder Approval by Total. Until the first time that Total, together with any controlled subsidiaries of Total, owns 50% or less of the outstanding voting power of the Company or 40% or less of the outstanding voting power of the Company (a) when at least $100 million in Guarantees are outstanding pursuant to the Credit Support Agreement or (b) for so long as the Liquidity Support Agreement (as described below) remains in effect and, thereafter, for so long as (1) any loans by Total S.A. to the Company remain outstanding, (2) any guarantees by Total S.A. of any of our indebtedness remain outstanding, or (3) any other continuing obligation of Total S.A. to or for the benefit of SunPower remain outstanding (“Total Stockholder Approval Period”), neither the Company (including any of our controlled subsidiaries) nor the Board may effect any of the following without first obtaining the approval of Total:

•	any amendment to our Certificate of Incorporation or By-laws;

•
any transaction pursuant to which the Company or any company that we control acquires or otherwise obtains the ownership or exclusive use of any business, property or assets of a third party if as of the date of the consummation of such transaction the aggregate net present value of the consideration paid or to be paid exceeds the lower of (i) 15% of our then-consolidated total assets or (ii) 15% of our market capitalization;

•
any transaction pursuant to which a third party obtains ownership or exclusive use of any business, property or assets of the Company or any company that we control if as of the date of the consummation of such transaction the aggregate net present value of the consideration received or to be received exceeds the lower of (i) 10% of our then-consolidated total assets or (ii) 10% of our market capitalization;

•	the adoption of any shareholder rights plan or certain changes to our existing shareholder rights plan;

•
except for the incurrence of certain permitted indebtedness, the incurrence of additional indebtedness in excess of the difference, if any, of 3.5 times our LTM EBITDA (as defined in the Affiliation Agreement) less our Outstanding Gross Debt (as defined in the Affiliation Agreement);

•	subject to certain exceptions, any voluntary dissolution or liquidation of the Company or any company that we control;

•
any voluntary bankruptcy filing by the Company or any company that we control or the failure to oppose any other person's bankruptcy filing or action to appoint a receiver of the Company or any company that we control; or

•	any repurchase of our common stock.

Certain Matters Related to SunPower's Shareholder Rights Plan. Until the Total Group beneficially owns less than 15% of the outstanding voting power of the Company, neither the Company nor our Board is permitted to adopt any shareholder rights plan or make certain changes to our existing shareholder rights plan without the approval of Total.

Covenants of Total and SunPower. In order to effect the transactions contemplated by the Affiliation Agreement, each of Total and the Company have committed to taking certain actions. With respect to the Company, such actions include:

•	amending our By-laws to provide that the Total Group may call a special meeting of stockholders in certain circumstances;

•
taking certain actions to exculpate Total S.A., Total, any controlled subsidiary of Total S.A. and those of our directors designated by Total from corporate opportunities, to the fullest extent permitted by applicable law;

•	taking certain actions to render Delaware's business combination statute inapplicable to the Total Group and certain future transferees of the Total Group;

•	making certain amendments to our shareholder rights plan, including excluding the Total Group from the definition of “Acquiring Person” under such plan;

•	renewing our existing shareholder rights plan so long as the Total Group beneficially owns at least 15% of our outstanding voting power; and

•	providing Total with certain financial information of the Company from time to time.

Termination. The Affiliation Agreement generally terminates upon the earlier to occur of (i) the Total Group owning less than 10% of the outstanding voting power of the Company or (ii) the Total Group owning 100% of the outstanding voting power of the Company.

Reimbursement. We have a reimbursement arrangement with Total pursuant to the Affiliation Agreement, under which Total shall reimburse certain costs that we incur for our acceleration of the accounting close process and implementation of International Financial Reporting Standards.  This arrangement facilitates our implementation of accounting and reporting systems in order to timely report monthly financial results to Total pursuant to the Affiliation Agreement.  In fiscal 2012, we received $4.5 million from Total under this reimbursement arrangement. We expect to receive $210,000 from Total in 2013 under this arrangement.

Affiliation Agreement Guaranty

Total S.A. has entered into a guaranty (the “Affiliation Agreement Guaranty”) in connection with the Tender Offer and entry into the Affiliation Agreement, pursuant to which Total S.A. unconditionally guarantees the full and prompt payment of Total S.A.'s, Total's and each Total S.A. controlled company's payment obligations under the Affiliation Agreement and the full and prompt performance of their respective representations, warranties, covenants, duties and agreements contained in the Affiliation Agreement.

Research & Collaboration Agreement

In connection with the Tender Offer, we and Total entered into a Research & Collaboration Agreement (the “R&D Agreement”) that establishes a framework under which the parties may engage in long-term research and development collaboration (the “R&D Collaboration”). The R&D Collaboration is expected to encompass a number of different projects (“R&D Projects”), with a focus on advancing technology in the area of photovoltaics. The primary purpose of the R&D Collaboration is to: (i) maintain and expand our technology position in the crystalline silicon domain; (ii) ensure our industrial competitiveness; and (iii) guarantee a sustainable position for both SunPower and Total to be best-in-class industry players.

The R&D Agreement contemplates a joint committee (the “R&D Strategic Committee”) that identifies, plans and manages the R&D Collaboration. Due to the impracticability of anticipating and establishing all of the legal and business terms that will be applicable to the R&D Collaboration or to each R&D Project, the R&D Agreement sets forth broad principles applicable to the parties' potential R&D Collaboration, and the R&D Collaboration Committee establishes the particular terms governing each particular R&D Project consistent with the terms set forth in the R&D Agreement. In December 2011, Total committed to spend at least $6 million per year for three years for the R&D collaboration activities.  The parties also agreed to a 2012 Annual Collaboration Plan Budget (“ACPB”) of $30 million of which Total was to contribute $10.7 million.  Total contributed approximately $3.4 million in 2012.  The overall 2013 ACPB is $23 million of which Total has agreed to contribute approximately $11 million.  This amount carries forward certain 2012 project expenditures that were not completed due primarily to delays in our recruiting efforts and third party contract negotiations.

Registration Rights Agreement

In connection with the Tender Offer, we and Total entered into a customary registration rights agreement (the “Registration Rights Agreement”) related to Total's ownership of shares of our common stock. The Registration Rights Agreement provides Total with shelf registration rights, subject to certain customary exceptions, and up to two demand registration rights in any 12-month period, also subject to certain customary exceptions. Total also has certain rights to participate in any registrations of securities that we initiate. We will generally pay all costs and expenses we incur and that Total incurs in connection with any shelf or demand registration (other than selling expenses incurred by Total). We and Total have also agreed to certain indemnification rights under the agreement. The Registration Rights Agreement terminates on the first date on which: (i) the shares held by Total constitute less than 5% of our then-outstanding common stock; (ii) all SunPower securities held by Total may be immediately resold pursuant to Rule 144 promulgated under the Exchange Act during any 90-day period without any volume limitation or other restriction; or (iii) we cease to be subject to the reporting requirements of the Exchange Act.

Stockholder Rights Plan

On April 28, 2011, prior to the execution of the Tender Offer Agreement, we entered into an amendment (the “Rights Agreement Amendment”) to the Rights Agreement, dated August 12, 2008, by and between us and Computershare Trust Company, N.A., as Rights Agent (the “Rights Agreement”), in order to, among other things, render the rights therein inapplicable to each of: (i) the approval, execution or delivery of the Tender Offer Agreement; (ii) the commencement or consummation of the Tender Offer; (iii) the consummation of the other transactions contemplated by the Tender Offer Agreement and the related agreements; and (iv) the public or other announcement of any of the foregoing.

On June 14, 2011, we entered into a second amendment to the Rights Agreement (the “Second Rights Agreement Amendment”), in order to, among other things, exempt Total, Total S.A. and certain of their affiliates and certain members of a group of which they may become members from the definition of “Acquiring Person” thereunder, such that the rights issuable pursuant to the Rights Agreement will not become issuable in connection with the completion of the Tender Offer.

By-laws Amendment

On June 14, 2011, our board approved the amendment of our By-laws as required under the Affiliation Agreement. The amendments: (i) allow any member of the Total Group to call a meeting of stockholders for the sole purpose of considering and voting on a proposal to effect a Total Merger or a Transferee Merger (as defined in the Affiliation Agreement); (ii) provide that the number of directors of our Board shall be determined from time to time by resolution adopted by the affirmative vote of a majority of the entire Board at any regular or special meeting; and (iii) require, prior to the termination of the Affiliation Agreement, the approval of a majority of our independent directors to amend the By-laws so long as Total, together with Total S.A.'s subsidiaries collectively own at least 30% of our voting securities as well as require, prior to the termination of the Affiliation Agreement, Total's written consent during the Total Stockholder Approval Period to amend the By-laws. In addition, in November 2011, the By-laws were amended to remove restrictions prohibiting stockholder consents in writing.

Tenesol Stock Purchase Agreement

On December 23, 2011, we entered into a Stock Purchase Agreement with Total, under which we agreed to acquire 100% of the equity interests of Tenesol SA (“Tenesol”) from Total for $165.4 million in cash. The Tenesol acquisition was consummated on January 31, 2012. Tenesol is a European-based manufacturer and developer of solar projects with module manufacturing operations in France and South Africa.

Private Placement Agreement

Contemporaneously with the execution of the Tenesol Stock Purchase Agreement, we entered into a Private Placement Agreement with Total, under which Total agreed to purchase, and we agreed to issue and sell 18.6 million shares of our common stock for a purchase price of $8.80 per share. The sale was completed contemporaneously with the closing of the Tenesol acquisition on January 31, 2012, thereby increasing Total's ownership to approximately 66% of outstanding common stock.

Master Agreement

On December 23, 2011, we also entered into a Master Agreement with Total, under which we and Total agreed to a framework of transactions related to the Tenesol acquisition and Private Placement Agreement. Additionally, Total has agreed to pursue several negotiations on additional agreements related to directly investing in our R&D program over a multi-year period, the purchase of our modules and the development of a multi-megawatt project using our products. We and Total amended the Master Agreement on December 20, 2013 to clarify that the development of the multi-megawatt project using our products shall mean development of up to 10 C-7 Tracker demonstration projects at a total cost to Total of not more than $2.5 million provided agreements for such projects are entered into before December 31, 2013.

Liquidity Support Agreement

SunPower Corporation, Systems, a Delaware corporation and an indirect wholly owned subsidiary of the Company (“SunPower Systems”), is providing engineering, procurement and construction (“EPC”) services, as well as solar panels and power plant technology, to the California Valley Solar Ranch (“CVSR”), a 250 MW AC solar power plant that is currently under construction. SunPower Systems is performing this work under an Engineering, Procurement and Construction Agreement, dated as of September 30, 2011 (the “EPC Contract”), between SunPower Systems, and High Plains Ranch II, LLC, a Delaware limited liability company (“HPR II”). HPR II is the CVSR project company sold by the Company to NRG Solar LLC in September 2011.

Part of the debt financing necessary for SunPower Systems' customer, NRG Solar LLC, to pay for the construction of the CVSR project is being provided by the Federal Financing Bank in reliance on a guarantee of repayment provided by the United States Department of Energy (DOE) under a loan guarantee program. In late 2011, the DOE requested that the Company, as the EPC contractor for the CVSR project, provide additional financial assurances to support SunPower System's obligations under the EPC Contract in connection with the project's loan guarantee.  In response, on February 28, 2012, we and Total S.A. entered into a Liquidity Support Agreement with the DOE, under which Total S.A. agreed to provide us, or cause to be provided, additional liquidity under certain circumstances up to an aggregate amount of $600 million. In connection with the Liquidity Support Agreement, we, Total S.A., and Total entered into a series of related agreements (the “Liquidity Support Transaction Agreements”) to establish the parameters for the terms of the liquidity support to be provided by Total S.A. and Total, including the parameters for the terms of any liquidity injections that may be required to be provided to the Company under the Liquidity Support Agreement.

The Liquidity Support Agreement provides that, subject to the terms and conditions set forth therein, upon a Liquidity Support Event (defined below), Total S.A. will make available, as of the date of the Liquidity Support Agreement, and provide to us from time to time various forms of equity, debt (both convertible and non-convertible), guarantee or other liquidity support ("Liquidity Injections"), as may be required to increase the amount of our unrestricted cash, cash equivalents and unused borrowing capacity, and to ensure our satisfaction of our financial covenants under certain third party indebtedness, up to the maximum aggregate amount of $600 million (the "Liquidity Support Facility"). A "Liquidity Support Event" occurs when (a) our unrestricted cash and cash equivalents shown on our balance sheet plus any unused availability under any committed credit that is available to us ("Reported Liquidity") is below $100 million in a completed fiscal quarter, or our projected liquidity measured in the same manner for the next fiscal quarter ("Projected Liquidity") is below $100 million; or (b) at any time during a fiscal quarter, we fail to satisfy any financial covenant under our indebtedness. Upon a Liquidity Support Event, Total S.A. is required to provide to us, and we are required to accept from Total S.A., a Liquidity Injection sufficient to (a) cause our Reported Liquidity and Projected Liquidity to be at least $100 million, or, as applicable, (b) to cure any breach and satisfy the applicable financial covenant in our indebtedness. The terms and conditions of such Liquidity Support Facility are set forth in the Liquidity Support Transaction Agreements, including a Compensation and Funding Agreement, a Revolving Credit and Convertible Loan Agreement, and a Private Placement Agreement, each as described below. On December 24, 2012, Total S.A. agreed to guarantee our Credit Agricole Facility Agreement (defined below), which reduced the capacity available under the liquidity support facility by $275.0 million.

The Liquidity Support Agreement will terminate, all outstanding guarantees issued thereunder will terminate, and all outstanding loans made thereunder will become due (except for Total S.A.'s guarantee of the Credit Agricole facility), upon the earliest to occur of (i) the final completion date of the CVSR project as defined under the EPC Contract, (ii) the date of December 31, 2015, as may be extended under certain circumstances as described in the EPC Contract, but not beyond December 31, 2016, (iii) the date on which all secured obligations, as defined under that certain Loan Guarantee Agreement, dated as of September 30, 2011, between the DOE and HPR II, have been paid in full and all commitments to extend credit as set forth therein in connection with the CVSR project have been terminated, and (iv) the date on which SunPower Systems terminates the EPC Contract.

Compensation and Funding Agreement

In connection with the Liquidity Support Agreement, on February 28, 2012, we entered into a Compensation and Funding Agreement (the "Compensation and Funding Agreement") with Total S.A., pursuant to which, among other things, we and Total S.A. established the parameters for the terms of the Liquidity Support Facility and any Liquidity Injections that may be required to be provided by Total S.A. to us pursuant to the Liquidity Support Agreement (the "Liquidity Support Arrangements"). We agreed in the Compensation and Funding Agreement to use commercially reasonable efforts to assist Total S.A. in the performance of its obligations under the Liquidity Support Agreement and to conduct, and to act in good faith in conducting, our affairs in a manner such that Total S.A.'s obligation under the Liquidity Support Agreement to provide Liquidity Injections will not be triggered or, if triggered, will be minimized. We also agreed to use any cash provided under the facility in such a way as to minimize the need for further liquidity support.

Upfront Payment Obligations. On February 28, 2012, in consideration for Total S.A.'s agreement to enter into the Liquidity Support Agreement and for Total S.A.'s commitments set forth in the Liquidity Support Agreement, we issued to Total a warrant (the "Upfront Warrant"), in the form of Exhibit A to the Compensation and Funding Agreement, that is exercisable to purchase 9,531,677 shares of our common stock at an exercise price of $7.8685 per share, subject to adjustment for customary anti-dilution and other events. The Upfront Warrant is exercisable at any time for seven years after its issuance, provided that, so long as at least $25 million of our existing convertible debt remains outstanding, such exercise will not cause "any person," including Total S.A., to, directly or indirectly, including through one or more wholly-owned subsidiaries, become the "beneficial owner" (as such terms are defined in Rule 13d-3 and Rule 13d-5 under the Securities and Exchange Act of 1934, as amended), of more than 74.99% of the voting power of our common stock at such time, because “any person” becoming such “beneficial owner” would trigger the repurchase or conversion of our existing convertible debt.

Ongoing Payment Obligations. The Compensation and Funding Agreement further provides that, subject to the terms and conditions set forth therein, we will make certain cash payments to Total S.A. within 30 days after the end of each calendar quarter during the term of the Compensation and Funding Agreement as follows:

•	Quarterly payment of a commitment fee in an amount equal to 0.25% of the unused portion of the $600 million Liquidity Support Facility as of the end of such quarter; and

•
Quarterly payment of a guarantee fee in an amount equal to 2.75% per annum of the average amount of our indebtedness that is guaranteed by Total S.A. pursuant to any Guaranty (as defined below) issued in accordance with the terms of the Compensation and Funding Agreement during such quarter.

In addition, any of our payment obligations to Total S.A. under the Compensation and Funding Agreement that are not paid when due shall accrue interest until paid in full at a rate equal to 6-months U.S. LIBOR as in effect from time to time plus 5.00% per annum. In fiscal 2012, we incurred commitment fees of $4.9 million to Total S.A.

 Form of Liquidity Support. In the event that Total S.A. becomes obligated to provide a Liquidity Injection to us in a Liquidity Support Event pursuant to the Liquidity Support Agreement, the Compensation and Funding Agreement sets forth the form of such Liquidity Injection based on the greatest “Drawn Support Amount” (defined in the Liquidity Support Agreement) that has been outstanding at any time prior to the date of determination (the "Maximum Drawn Support Amount") at such time, as follows:

(i)    To the extent that the Maximum Drawn Support Amount at such time is equal to or less than $60 million, the Liquidity Injection shall be, at Total S.A.'s option, in the form of a revolving, non-convertible debt facility (a "Revolving Loan") pursuant to the terms of the Revolving Credit and Convertible Loan Agreement, a Total S.A. Guaranty (defined below), or any other form of Liquidity Injection agreed to by us. In addition, at the time of funding of each such Revolving Loan, we will issue to or as directed by Total S.A. a warrant, in the form of Exhibit A to the Compensation and Funding Agreement, that is exercisable for seven years to purchase an amount of our common stock equal to 20% of the amount of such Revolving Loan divided by the volume-weighted average price for our common stock for the 30 trading-day period ending on the trading day immediately preceding the date of calculation (the "30-Day VWAP") as of the date of funding of such Revolving Loan. Notwithstanding the foregoing, the aggregate exercise price of warrants issued in connection with Revolving Loans may not exceed 20% of the maximum aggregate amount of Revolving Loans that has been outstanding at any time under the Revolving Credit and Convertible Loan Agreement. Interest payable on the Revolving Loan shall be 6-months U.S. LIBOR plus 5% per annum when the Maximum Drawn Support Amount is equal to or less than $60 million, 6-months U.S. LIBOR plus 7% per annum when the Maximum Drawn Support Amount is greater than $60 million but less than or equal to $200 million, and 6-months U.S. LIBOR plus 8% per annum when the Maximum Drawn Support Amount is greater than $200 million.

(ii)    To the extent that the Maximum Drawn Support Amount at such time is greater than $60 million but equal to or less than $200 million, Total may, at its sole discretion, convert any Revolving Loan into a convertible debt facility (a "Convertible Loan"), pursuant to the terms of the Revolving Credit and Convertible Loan Agreement, and any future Liquidity Injections will be, at Total S.A.'s option, in the form of a Convertible Loan, a Total S.A. Guaranty (defined below), or any other form of Liquidity Injection agreed to by us. Each Convertible Loan will be convertible into our common stock at a conversion price equal to the amount of debt being converted, divided by the closing price of our common stock on the trading day immediately preceding the conversion date at the option of Total S.A. at any time after (A) the Convertible Loan has not been repaid within 6 months; (B) our debt to EBITDA ratio exceeds 3.5 to 1.0 (or for the 2012 fiscal year, 4.0 to 1.0); or (C) any time the Maximum Drawn Support Amount exceeds $200 million. In addition, at the time of funding of each such Convertible Loan, we will issue to or as directed by Total S.A. a warrant, in the form of Exhibit A to the Compensation and Funding Agreement, that is exercisable for seven years to purchase an amount of our common stock equal to 25% of the amount of such Convertible Loan (if the Maximum Drawn Support Amount at such time is not in excess of $200 million) or 35% of the amount of such Convertible Loan (to the extent that the Maximum Drawn Support Amount at such time is in excess of $200 million), in each case, divided by the 30-Day VWAP as of the date of funding of such Convertible Loan. Notwithstanding the foregoing, the aggregate exercise price of warrants issued in connection with Convertible Loans up to $140 million may not exceed 25% of the maximum aggregate amount of such Convertible Loans that has been outstanding at any time under the Revolving Credit and Convertible Loan Agreement, and the aggregate exercise price of warrants issued in connection with Convertible Loans in excess of $140 million may not exceed 35% of the maximum aggregate amount of such Convertible Loans that has been outstanding at any time under the Revolving Credit and Convertible Loan Agreement. Interest payable on the Convertible Loan shall be 6-months U.S. LIBOR plus 7% per annum for any Convertible Loan outstanding when the Maximum Drawn Support Amount is less than or equal to $200 million, and 6-months U.S. LIBOR plus 8% per annum when the Maximum Drawn Support Amount is greater than $200 million.

(iii)    If the Maximum Drawn Support Amount at such time exceeds $200 million, or if our debt to EBITDA ratio exceeds 3.5 to 1.0 (or, for the 2012 fiscal year, 4.0 to 1.0), the Liquidity Injection will be in the form selected by Total S.A., at its complete discretion, as an additional Revolving Loan, an additional Convertible Loan, a purchase of our equity securities, pursuant to the terms of the Private Placement Agreement(as described below), a guarantee by Total S.A. of our indebtedness, pursuant to the form Guaranty set forth as Exhibit B to the Compensation and Funding Agreement (a "Guaranty"), or another form of Liquidity Injection acceptable to the applicable lender. We shall issue to Total S.A. warrants in connection with additional Revolving Loans or Convertible Loans as described above. If such Liquidity Injection is in the form of a purchase of equity securities, then we will issue to or as directed by Total S.A. a warrant, in the form of Exhibit A to the Compensation and Funding Agreement, that is exercisable for seven years to purchase an amount of our common stock equal to 25% of the amount of such Liquidity Injection divided by the 30-Day VWAP as of the date of such Liquidity Injection. Any common stock sold to Total S.A. under the Private Placement Agreement will be priced at a 17% discount from the 30-Day VWAP as of the date such common stock is sold, and may be rounded up, at Total S.A.'s option, from the required amount of such Liquidity Injection to the next integral multiple of $25 million.

No warrants issued shall be exercisable so long as at least $25 million of our existing convertible debt remains outstanding and such exercise will cause "any person," including Total S.A., to, directly or indirectly, including through one or more wholly-owned subsidiaries, become the "beneficial owner" of more than 74.99% of the voting power of our common stock at such time. Loans made by Total S.A. under the Compensation and Funding Agreement shall be prepayable by us in agreed increments, so long as after giving effect to any such prepayment our Reported Liquidity and Project Liquidity would be at least $125 million.

Notwithstanding the foregoing, if the incurrence of any such debt or issuance of any such warrants or equity securities would trigger a default under the terms of any of our existing debt agreements in an amount greater than $10 million, Total S.A. will have the option, in its reasonable discretion, to provide a Liquidity Injection in an alternative form so as not to cause us to be in breach or default of any of our debt agreements. Notwithstanding the limitations on the form of Liquidity Injections described above, in connection with an actual or potential breach by us of our covenants under our Revolving Credit Agreement with Credit Agricole Corporate and Investment Bank (the “Credit Agricole Facility Agreement”), Total S.A. may make Liquidity Injections in the form of equity purchases sufficient to provide us with an “equity cure” under the Credit Agricole Facility Agreement, plus up to an additional $25 million of equity purchases. In addition to the provision of any "equity cure," Total S.A. may also in such event elect to lend money to us, in the form of Revolving Loans or Convertible Loans as described above, in order to repay amounts owing under the Credit Agricole Facility Agreement. Notwithstanding the interest rates described above, any such debt would bear interest at a rate of LIBOR plus 4.25% per annum until September 27, 2013, and would thereafter bear interest at the rates described above, depending on the Maximum Drawn Support Amount.

If Total S.A. is required to make any payment to a lender under a Guaranty, and if we do not repay such payment to Total S.A. within 30 days, the amount of such payment, plus interest, shall be convertible, at Total S.A.'s option, into a Revolving Loan, a Convertible Loan or a purchase of equity pursuant to the Private Placement Agreement, in each case upon notice from Total S.A. to us and in each case with warrant coverage as described above.

Termination. The Compensation and Funding Agreement will remain in effect as long as (i) any obligations of the Company remain outstanding under the Revolving Credit and Convertible Loan Agreement or the Private Placement Agreement, (ii) any obligations of Total S.A. remain outstanding under any Guaranty, or (iii) Total S.A. has any obligation to provide Liquidity Injections pursuant to the Liquidity Support Agreement.

Revolving Credit and Convertible Loan Agreement

In connection with the Liquidity Support Agreement, on February 28, 2012, we and Total entered into a Revolving Credit and Convertible Loan Agreement which establishes the terms and conditions for any Revolving Loans or Convertible Loans that may be provided to us pursuant to the Compensation and Funding Agreement described above. All Revolving Loans and Convertible Loans shall accrue interest as described above. All Revolving Loans shall be in an initial principal amount that is an integral multiple of $1 million and not less than $5 million, or the amount remaining available under the $600 million Liquidity Support Facility. All Convertible Loans shall be in an initial principal amount that is an integral multiple of $1 million and not less than $10 million, or the amount remaining available under the $600 million Liquidity Support Facility. All Revolving Loans or Convertible Loans must rank pari passu with our existing senior indebtedness, and secured to the fullest extent permitted by the Company's debt agreements. Total may demand prepayment of any Revolving Loans and/or Convertible Loans, provided that after such prepayment, we would maintain our Reported Liquidity of at least $150 million and would not be in default of any financial covenant under our indebtedness; after the expiration of the Compensation and Funding Agreement, Total may demand prepayment without regard to these conditions.

Private Placement Agreement

In connection with the Liquidity Support Agreement, on February 28, 2012, we and Total entered into a Private Placement Agreement, pursuant to which we will issue and sell to Total, and Total will purchase from us, our common stock or warrants to purchase our common stock with respect to each Liquidity Injection as specified by the terms of the Compensation and Funding Agreement. The number of warrant shares and exercise price will be calculated in accordance with the Compensation and Funding Agreement, and any common stock sold under the Private Placement Agreement will be priced at a 17% discount from the 30-Day VWAP as of the date such common stock is sold.

The Tender Offer Agreement, Tender Offer Agreement Guaranty, Credit Support Agreement, Affiliation Agreement, Affiliation Agreement Guaranty, Research and Collaboration Agreement, Registration Rights Agreement, Rights Agreement Amendment, Second Rights Agreement Amendment and By-laws, and amendments thereto, are attached to, and more fully described in, our Form 8-Ks as filed with the SEC on May 2, 2011, June 7, 2011, June 15, 2011 and December 23, 2011, our Solicitation/Recommendation Statement on Form 14D-9 filed with the SEC on May 3, 2011, and our Form 10-Q as filed with the SEC on November 2, 2012. The Tenesol Stock Purchase Agreement, the Private Placement Agreement and the Master Agreement are attached to, and more fully described in, our Form 8-K filed with the SEC on December 23, 2011 and Information Statement on Schedule 14C filed with the SEC on January 3, 2012. The Liquidity Support Agreement, the Compensation and Funding Agreement, the Upfront Warrant, the Revolving Credit and Convertible Loan Agreement, the Private Placement Agreement, and amendments thereto are attached to, and more fully described in, our Form 10-K as filed with the SEC on February 29, 2012, our Information Statement on Schedule 14C filed with the SEC on March 22, 2012, and our Form 10-Q as filed with the SEC on November 2, 2012.

Other Agreements

In October 2012, our subsidiary in Spain entered into an engineering and construction contract with a Total affiliate in Valdemoro, Spain. We are engaged to design, build and commission a solar installation of 100 kWp over a rooftop of premises belonging to the Total affiliate at the contract price of €189,000.

In the fourth quarter of 2012, we merged certain insurance programs with Total to allow for increased coverage at reduced cost. Total is partially self-insured through an affiliate. We pay through our insurance broker an estimated $800,000 annual premiums for cargo, excess liability and property insurance, and we expect approximately $400,000 of which to be passed on to Total's affiliate.

In January 2013, we entered into an agreement with a Total affiliate in order for such affiliate to support certain former employees in France in their post-termination entrepreneurial plans, including providing loans to the former employees. We will pay service fees estimated at €100,000 in 2013 to Total and 10% of employee loans' principal amount (estimated at €55,000).

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Fees Paid to Independent Registered Public Accounting Firm

PricewaterhouseCoopers LLP

On May 3, 2012, we dismissed PricewaterhouseCoopers LLP as our independent registered public accounting firm effective upon the filing of our quarterly report on Form 10-Q for the three months ended April 1, 2012, which was filed on May 8, 2012. For further information related to the dismissal of PricewaterhouseCoopers LLP, please see the Current Report on Form 8-K filed with the SEC on May 9, 2012.

Fees billed to us by PricewaterhouseCoopers LLP during fiscal years 2011 and 2012 were as follows:

Services	2011	2012
Audit Fees	$2,072,001	$1,721,388
Audit-Related Fees	6,045	7,785
Tax Fees	1,612,799	2,273,705
All Other Fees	1,461,714	660,958
Total	$5,152,559	$4,663,836

•
Audit Fees: Audit fees for 2011 and 2012 were for professional services rendered in connection with audits of our consolidated financial statements, statutory audits of our subsidiary companies, quarterly reviews and assistance with documents that we filed with the SEC (including our Forms 10-Q, 10-K and 8-K).

•	Audit-Related Fees: Audit-related fees for 2011 and 2012 were for professional services rendered in connection with consultations with management on various accounting matters.

•	Tax Fees: Tax fees for 2011 and 2012 were for tax return preparation assistance and expatriate tax services, general tax planning and international tax consulting.

•	All Other Fees: Other fees in 2011 and 2012 were for accounting close acceleration assessment services and software license billed by PricewaterhouseCoopers LLP to SunPower.

Ernst & Young LLP

Immediately following the dismissal of PricewaterhouseCoopers LLP as our independent registered public accounting firm, we retained Ernst & Young LLP as our independent registered public accounting firm.
Fees billed to us by Ernst & Young LLP for fiscal years 2011 and 2012, subsequent to their appointment as our independent registered public accounting firm, were as follows:

Services	2011	2012
Audit Fees	$—	$2,449,560
Audit-Related Fees	—	87,850
Tax Fees	—	93,236
All Other Fees	—	35,260
Total	$—	$2,665,906

•
Audit Fees: Audit fees for 2012 were for professional services rendered in connection with audits of our consolidated financial statements, statutory audits of our subsidiary companies, quarterly reviews and assistance with documents that we filed with the SEC (including our Forms 10-Q and 8-K) for periods covering fiscal 2012, 2011 and 2010.

•	Audit-Related Fees: Audit-related fees for 2012 were for professional services rendered in connection with consultations with management on various accounting matters.

•	Tax Fees: Tax fees for 2012 were for tax consulting services.

•	All Other Fees: Other fees in 2012 included advice and recommendations on a financial model and permitted advisory services.

Audit Committee Pre-Approval

As required by Section 10A(i)(1) of the Exchange Act, our Audit Committee has adopted a pre-approval policy requiring that the Audit Committee pre-approve all audit and permissible non-audit services to be performed by our independent registered public accounting firm. Any proposed service that has received pre-approval but which will exceed pre-approved cost limits will require additional pre-approval by the Audit Committee. In addition, pursuant to Section 10A(i)(3) of the Exchange Act, the Audit Committee has established procedures by which the Audit Committee may from time to time delegate pre-approval authority to the Chairman of the Audit Committee. If the Chairman exercises this authority, he must report any pre-approval decisions to the full Audit Committee at its next meeting. The independent registered public accounting firm and our management are required to periodically report to the Audit Committee regarding the extent of services provided by the independent registered public accounting firm in accordance with the committee's pre-approval, and the fees for the services performed to date.

During fiscal years 2012 and 2011, all services provided to us by PricewaterhouseCoopers LLP and Ernst & Young LLP were pre-approved by the Audit Committee in accordance with the pre-approval policy described above; however, in fiscal 2012 we paid approximately $30K to EY Israel for services related to a model review in connection with a project financing in Israel. These services were not pre-approved by our Audit Committee. The scope and services was reviewed and approved by the Audit Committee after the services were rendered. Ernst & Young LLP and our Audit Committee have each concluded that Ernst & Young LLP's objectivity and ability to exercise impartial judgment on all issues encompassed with the audit engagement has not been impaired because (i) the services did not include prohibited non-audit related services; (ii) no members of the audit engagement team were aware of or involved with the provision of the services until after such services were provided; and (iii) the fees we paid were insignificant both to Ernst & Young LLP and to SunPower.

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

SUNPOWER CORPORATION

Dated: April 28, 2013	By:	/s/ CHARLES D. BOYNTON

Charles D. Boynton
Executive Vice President and
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ THOMAS H. WERNER	President, Chief Executive Officer and Director	April 28, 2013
Thomas H. Werner	(Principal Executive Officer)

/S/ CHARLES D. BOYNTON	Executive Vice President and Chief Financial Officer	April 28, 2013
Charles D. Boynton	(Principal Accounting Officer)

/S/ ERIC BRANDERIZ	Senior Vice President, Corporate Controller and Principal Accounting Officer	April 28, 2013
Eric Branderiz	(Principal Accounting Officer)

*	Director	April 28, 2013
Arnaud Chaperon

*	Director	April 28, 2013
Bernard Clement

*	Director	April 28, 2013
Denis Giorno

*	Director	April 28, 2013
Thomas R. McDaniel

*	Director	April 28, 2013
Jerome Schmitt

*	Director	April 28, 2013
Humbert de Wendel

*	Director	April 28, 2013
Patrick Wood III

*By:  /S/ CHARLES D. BOYNTON
Charles D. Boynton
Power of Attorney

Index to Exhibits

Exhibit Number	Description
31.1*	Certification by Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a).
31.2*	Certification by Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a).

Exhibits marked with an asterisk (*) are filed herewith.