Form 10-Q
period 2013-03-31
SUNPOWER CORP
filed 2013-05-07
CIK 867773

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2013
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

_________________________________________

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

The total number of outstanding shares of the registrant’s common stock as of May 3, 2013 was 120,831,758.

d

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SunPower Corporation
Condensed Consolidated Balance Sheets
(In thousands, except share data)
(unaudited)

	March 31, 2013	December 30, 2012
Assets
Current assets:
Cash and cash equivalents	$505,587	$457,487
Restricted cash and cash equivalents, current portion	11,061	15,568
Accounts receivable, net	303,009	398,150
Costs and estimated earnings in excess of billings	37,244	36,395
Inventories	281,367	291,386
Advances to suppliers, current portion	64,681	50,282
Project assets - plants and land, current portion	90,429	75,911
Prepaid expenses and other current assets (1)	432,337	613,053
Total current assets	1,725,715	1,938,232

Restricted cash and cash equivalents, net of current portion	18,106	31,396
Restricted long-term marketable securities	10,860	10,885
Property, plant and equipment, net	806,143	774,909
Project assets - plants and land, net of current portion	8,364	7,596
Other intangible assets, net	597	744
Advances to suppliers, net of current portion	291,043	301,123
Other long-term assets (1)	301,889	276,063
Total assets	$3,162,717	$3,340,948

Liabilities and Equity
Current liabilities:
Accounts payable (1)	$333,684	$414,335
Accrued liabilities	281,687	247,372
Billings in excess of costs and estimated earnings	222,853	225,550
Short-term debt	117,079	14,700
Customer advances, current portion (1)	70,127	59,648
Total current liabilities	1,025,430	961,605

Long-term debt	116,638	375,661
Convertible debt	442,710	438,629
Customer advances, net of current portion (1)	223,828	236,082
Other long-term liabilities	411,357	335,619
Total liabilities	2,219,963	2,347,596
Commitments and contingencies (Note 7)
Equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; none issued and outstanding as of both March 31, 2013 and December 31, 2012	—	—
Common stock, $0.001 par value, 367,500,000 shares authorized; 125,804,792 shares issued, and 120,812,930 outstanding as of March 31, 2013; 123,315,990 shares issued, and 119,234,280 shares outstanding as of December 30, 2012	121	119
Additional paid-in capital	1,940,781	1,931,947
Accumulated deficit	(956,781)	(902,085)
Accumulated other comprehensive loss	(1,562)	(2,521)
Treasury stock, at cost; 4,991,862 shares of common stock as of March 31, 2013; 4,081,710 shares of common stock as of December 30, 2012	(44,847)	(34,108)
Total stockholders' equity	937,712	993,352
Noncontrolling interest in subsidiary	5,042	—
Total equity	942,754	993,352
Total liabilities and equity	$3,162,717	$3,340,948

(1)
The Company has related party balances in connection with transactions made with unconsolidated entities in which the Company has a direct equity investment. These related party balances are recorded within the "Prepaid expenses and other current assets," "Other long-term assets," "Accounts payable," "Customer advances, current portion," and "Customer advances, net of current portion" financial statement line items in the Condensed Consolidated Balance Sheets (see Note 4, Note 7, and Note 8).

The accompanying notes are an integral part of these condensed consolidated financial statements.

SunPower Corporation
Condensed Consolidated Statements of Operations
(In thousands, except per share data)
(unaudited)

	Three Months Ended
	March 31, 2013	April 1, 2012

Revenue	$635,433	$494,131
Cost of revenue	576,120	448,883
Gross margin	59,313	45,248
Operating expenses:
Research and development	13,170	16,726
Sales, general and administrative	70,092	76,194
Restructuring charges	(337)	3,046
Total operating expenses	82,925	95,966
Operating loss	(23,612)	(50,718)
Other income (expense), net:
Interest income	255	342
Interest expense	(27,034)	(18,701)
Other, net	(8,256)	(672)
Other income (expense), net	(35,035)	(19,031)
Loss before income taxes and equity in loss of unconsolidated investees	(58,647)	(69,749)
Provision for income taxes	(2,989)	(1,356)
Equity in loss of unconsolidated investees	(333)	(3,425)
Net loss	$(61,969)	$(74,530)
Net loss attributable to noncontrolling interest	7,273	—
Net loss attributable to stockholders	$(54,696)	$(74,530)

Net loss per share attributable to stockholders:
Basic and diluted	$(0.46)	$(0.67)
Weighted-average shares:
Basic and diluted	119,553	111,785

The accompanying notes are an integral part of these condensed consolidated financial statements.

SunPower Corporation
Condensed Consolidated Statements of Comprehensive Income (Loss)
(In thousands)
(unaudited)

	Three Months Ended
(In thousands)	March 31, 2013	April 1, 2012
Net loss	$(61,969)	$(74,530)
Components of comprehensive loss:
Translation adjustment	(1,343)	5,998
Net unrealized gain (loss) on derivatives (Note 10)	2,835	(5,750)
Income taxes	(533)	1,080
Net change in accumulated other comprehensive income (loss)	959	1,328
Total comprehensive loss	$(61,010)	$(73,202)
Comprehensive loss attributable to noncontrolling interest	7,273	—
Comprehensive loss attributable to stockholders	$(53,737)	$(73,202)

The accompanying notes are an integral part of these condensed consolidated financial statements.

SunPower Corporation
Condensed Consolidated Statements of Stockholders' Equity
(In thousands, except share data)
(unaudited)

	Common Stock
	Shares	Value	Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Total Stockholders’ Equity	Noncontrolling Interest	Total Equity
Balances at December 30, 2012	119,234	$119	$1,931,947	$(34,108)	$(2,521)	$(902,085)	$993,352	$—	$993,352
Net loss	—	—	—	—	—	(54,696)	(54,696)	(7,273)	(61,969)
Other comprehensive income	—	—	—	—	959	—	959	—	959
Issuance of common stock upon exercise of options	9	—	25	—	—	—	25	—	25
Issuance of restricted stock to employees, net of cancellations	2,480	2	(2)	—	—	—	—	—	—
Stock-based compensation expense	—	—	8,811	—	—	—	8,811	—	8,811
Purchases of treasury stock	(910)	—	—	(10,739)	—	—	(10,739)	—	(10,739)
Contributions from noncontrolling interests	—	—	—	—	—	—	—	12,315	12,315
Balances at March 31, 2013	120,813	$121	$1,940,781	$(44,847)	$(1,562)	$(956,781)	$937,712	$5,042	$942,754

The accompanying notes are an integral part of these condensed consolidated financial statements.

SunPower Corporation
Condensed Consolidated Statements of Cash Flows
(In thousands)
(unaudited)

	Three Months Ended
	March 31, 2013	April 1, 2012 (1)
Cash flows from operating activities:
Net loss	$(61,969)	$(74,530)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Stock-based compensation	8,516	12,541
Depreciation	23,620	29,071
Amortization of other intangible assets	147	2,782
Gain on mark-to-market derivatives	—	(13)
Non-cash interest expense	11,890	7,099
Amortization of debt issuance costs	1,094	1,019
Equity in loss of unconsolidated investees	333	3,425
Third-party inventories write-down	—	9,045
Deferred income taxes and other tax liabilities	4,724	(2,306)
Changes in operating assets and liabilities, net of effect of acquisition:
Accounts receivable	60,340	87,672
Costs and estimated earnings in excess of billings	(849)	2,784
Inventories	(5,606)	(86,539)
Project assets	(35,250)	(39,027)
Prepaid expenses and other assets	197,489	(67,498)
Advances to suppliers	(4,319)	(15,724)
Accounts payable and other accrued liabilities	(28,825)	9,140
Billings in excess of costs and estimated earnings	(2,697)	(665)
Customer advances	(1,775)	1,016
Net cash provided by (used in) operating activities	166,863	(120,708)
Cash flows from investing activities:
Decrease in restricted cash and cash equivalents	17,797	43,944
Purchase of property, plant and equipment	(12,042)	(32,782)
Cash paid for solar power systems, leased and to be leased	(41,688)	(15,921)
Proceeds from sale of equipment to third-party	11	416
Cash received for sale of investment in unconsolidated investees	—	17,403
Net cash provided by (used in) investing activities	(35,922)	13,060
Cash flows from financing activities:
Proceeds from issuance of project loans, net of issuance costs	24,061	—
Proceeds from residential lease financing	39,090	—
Proceeds from sale-leaseback financing	33,850	—
Contributions from noncontrolling interest	12,315	—
Repayment of bank loans, project loans and other debt	(180,501)	(100,592)
Cash paid for repurchase of convertible debt	—	(198,608)
Proceeds from private offering of common stock, net of issuance costs	—	163,681
Cash distributions to Parent in connection with the transfer of entities under common control	—	(178,290)
Proceeds from exercise of stock options	25	8
Purchases of stock for tax withholding obligations on vested restricted stock	(10,739)	(3,885)
Net cash used in financing activities	(81,899)	(317,686)
Effect of exchange rate changes on cash and cash equivalents	(942)	1,853
Net increase (decrease) in cash and cash equivalents	48,100	(423,481)
Cash and cash equivalents at beginning of period	457,487	725,618
Cash and cash equivalents, end of period	$505,587	$302,137

Non-cash transactions:
Assignment of residential lease receivables to a third party financial institution	$33,969	$—
Property, plant and equipment acquisitions funded by liabilities	$5,042	$6,419
Costs of solar power systems, leased and to be leased, sourced from existing inventory	$15,536	$12,362
Costs of solar power systems, leased and to be leased, funded by liabilities	$4,070	$2,150
Costs of solar power systems under sale-leaseback financing arrangements, sourced by project assets	$20,066	$—
Non-cash interest expense capitalized and added to the cost of qualified assets	$159	$364
Issuance of warrants in connection with the Liquidity Support Agreement	$—	$50,327

(1)	As adjusted to conform to the current period presentation for solar power systems leased and to be leased (see Note 1)

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

The Company's President and Chief Executive Officer, as the chief operating decision maker ("CODM"), has organized the Company, manages resource allocations and measures performance of the Company's activities among three regional segments: (i) the Americas Segment, (ii) the EMEA Segment, and (iii) the APAC Segment. The Americas Segment includes both North and South America. The EMEA Segment includes European countries, as well as the Middle East and Africa. The APAC segment includes all Asia-Pacific countries.

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

Reclassifications

Certain prior period balances have been reclassified to conform to the current period presentation in the Company's condensed consolidated financial statements and the accompanying notes. Such reclassifications had no effect on previously reported results of operations or retained earnings. As reflected in the Company's Annual Report on Form 10-K for the fiscal year ended December 30, 2012 ("2012 Form 10-K"), in connection with the growth of its residential lease program, during the fourth quarter of fiscal 2012 the Company began to separately classify both the cost of the leased assets and related investing cash flows based upon the nature of the lease entered into. The Company has reclassified prior period interim balances to conform to the current period presentation, which resulted in an increase in operating cash flows of $15.9 million for the three months ended April 1, 2012.

Fiscal Years

The Company has a 52-to-53-week fiscal year that ends on the Sunday closest to December 31. Accordingly, every fifth or sixth year will be a 53-week fiscal year. Both fiscal 2013 and 2012 are 52-week fiscal years. The first quarter of fiscal 2013 ended on March 31, 2013, while the first quarter of fiscal 2012 ended on April 1, 2012. Both the first quarter of fiscal 2013 and fiscal 2012 were 13-week quarters.

Management Estimates

The preparation of the condensed consolidated financial statements in conformity with U.S. generally accepted accounting principles ("U.S. GAAP") requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Significant estimates in these condensed consolidated financial statements include percentage-of-completion for construction projects; allowances for doubtful accounts receivable and sales returns; inventory and project asset write-downs; stock-based compensation; estimates for future cash flows and economic useful lives of property, plant and equipment and other long-term assets; fair value of financial instruments; valuation of certain accrued liabilities including accrued warranty, restructuring, and termination of supply contracts reserves; valuation of debt without the conversion feature; and income taxes and tax valuation allowances. Actual results could materially differ from those estimates.

Summary of Significant Accounting Policies

Noncontrolling Interest

Noncontrolling interest represents the portion of net assets in a consolidated subsidiary that are not attributable, directly or indirectly, to the Company. In the first quarter of fiscal 2013, the Company entered into a facility with a third-party investor under which the investor was determined to hold a noncontrolling interest in an entity fully consolidated by the Company. The net assets of the shared entity are attributed to the controlling and noncontrolling interests based on the terms of the governing contractual arrangements. The Company further determined the hypothetical liquidation at book value method ("HLBV Method") to be the appropriate method for attributing net assets to the controlling and noncontrolling interests as this method most closely mirrors the economics of the governing contractual arrangements. Under the HLBV Method, the Company allocates recorded income (loss) to each investor based on the change, during the reporting period, of the amount of net assets each investor is entitled to under the governing contractual arrangements in a liquidation scenario.

Other than as described above, there have been no significant changes in the Company's significant accounting policies for the three months ended March 31, 2013, as compared to the significant accounting policies described in the 2012 Form 10-K.

Recent Accounting Pronouncements

In March 2013, the Financial Accounting Standards Board ("FASB") and International Accounting Standards Board ("IASB") issued common disclosure requirements that are intended to enhance comparability between financial statements prepared in accordance with U.S. GAAP and those prepared in accordance with International Financial Reporting Standards ("IFRS"). This new guidance is applicable to companies that have financial instruments or derivatives that are either offset in the balance sheet (presented on a net basis) or subject to an enforceable master netting arrangement or similar arrangement. The requirement does not change the existing offsetting eligibility criteria or the permitted balance sheet presentation for those instruments that meet the eligibility criteria. However, once this disclosure requirement becomes effective, companies will also be required to disclose information about financial instruments and derivatives instruments that have been offset and related arrangements and to provide both net (offset amounts) and gross information in the notes to the financial statements for relevant assets and liabilities that are offset. The disclosure requirement becomes effective retrospectively in the first quarter of the Company's fiscal year 2014. The Company does not expect that the requirement will have a material impact on its condensed consolidated financial statements as it is disclosure only in nature.

In March 2013, the FASB amended its guidance related to foreign currency matters requiring the release of the cumulative translation adjustment into net income when an entity ceases to have a controlling financial interest in a subsidiary or a group of assets within a foreign entity. The amendment will become effective for the Company in the first quarter of fiscal 2014. The Company does not expect that the requirement will have a material impact on its condensed consolidated financial statements.

In February 2013, the FASB amended its disclosure guidance related to the presentation of comprehensive income. The amendment requires reporting of the impact of significant reclassifications out of accumulated other comprehensive income or loss on the line items on the statement of operations, if a reclassification is required in its entirety in one reporting period. The amendment became effective for the Company in the first quarter of fiscal 2013 and did not have a significant impact on its condensed consolidated financial statements.

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

On December 23, 2011, the Company entered into a Stock Purchase Agreement with Total, under which it agreed to acquire 100% of the equity interest of Tenesol S.A. from Total for $165.4 million in cash. The Tenesol acquisition was consummated on January 31, 2012. Contemporaneously with the execution of the Tenesol Stock Purchase Agreement, the Company entered into a Private Placement Agreement with Total, under which Total agreed to purchase, and the Company agreed to issue and sell, 18.6 million shares of the Company's common stock for a purchase price of $8.80 per share, thereby increasing Total's ownership to approximately 66% of the Company's outstanding common stock as of that date. The sale was completed contemporaneously with the closing of the Tenesol acquisition.

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

In consideration for the commitments of Total S.A., under the Credit Support Agreement, the Company is required to pay Total S.A. a guarantee fee for each letter of credit that is the subject of a Guaranty and was outstanding for all or part of the preceding calendar quarter. The Company is also required to reimburse Total S.A. for payments made under any Guaranty and certain expenses of Total S.A., plus interest on both. In both the three months ended March 31, 2013 and April 1, 2012, the Company incurred guaranty fees of $1.8 million, to Total S.A.

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

Liquidity Support Agreement with Total S.A.

The Company is party to an agreement with a customer to construct the California Valley Solar Ranch, a solar park. Part of the debt financing necessary for the customer to pay for the construction of this solar park is being provided by the Federal Financing Bank in reliance on a guarantee of repayment provided by the Department of Energy (the "DOE") under a loan guarantee program. On February 28, 2012, the Company entered into a Liquidity Support Agreement with Total S.A. and the DOE, and a series of related agreements with Total S.A. and Total, under which Total S.A. has agreed to provide the Company, or cause to be provided, additional liquidity under certain circumstances to a maximum amount of $600.0 million ("Liquidity Support Facility"). Total S.A. is required to provide liquidity support to the Company under the facility, and the Company is required to accept such liquidity support from Total S.A., if either the Company's actual or projected unrestricted cash, cash equivalents, and unused borrowing capacity are reduced below $100.0 million, or the Company fails to satisfy any financial covenant under its indebtedness. In either such event, subject to a $600.0 million aggregate limit, Total S.A. is required to provide the Company with sufficient liquidity support to increase the amount of its unrestricted cash, cash equivalents and unused borrowing capacity to above $100.0 million, and to restore compliance with its financial covenants. On December 24, 2012, Total S.A. agreed to guarantee the Company's revolving credit facility with Credit Agricole, which reduced the capacity available under the Liquidity Support Facility by $275.0 million. The Liquidity Support Facility is available until the completion of the solar park, expected to be completed before the end of fiscal 2013, and, under certain conditions, up to December 31, 2016, at which time all outstanding guarantees will expire (except for the Total S.A. guarantee of the Credit Agricole facility which extends through maturity) and all outstanding debt under the facility will become due. The use of the Liquidity Support Facility is not limited to direct obligations related to the solar park, and is available for general corporate purposes, but the Company has agreed to conduct its operations, and use any proceeds from such facility, in ways that minimize the likelihood of Total S.A. being required to provide further support. In connection with the Liquidity Support Agreement, the Company also entered into a Compensation and Funding Agreement with Total S.A., and a Private Placement Agreement and a Revolving Credit and Convertible Loan Agreement with Total, which implement the terms of the Liquidity Support Agreement and Compensation Funding Agreement.

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

On December 24, 2012 Total S.A. issued a guarantee for the Company's obligations under the revolving credit facility with Credit Agricole. The issuance of the guarantee reduced the capacity available under the Liquidity Support Facility from $600.0 million to $325.0 million. The Company is required to pay Total S.A. an annual guarantee fee of 2.75% of the outstanding amount under the Credit Agricole facility. The guarantee reduced interest rates payable under, and removed certain financial and restrictive covenants in the Credit Agricole facility (see Note 9).

In the three months ended March 31, 2013 and April 1, 2012, the Company incurred commitment fees of $1.7 million and $0.6 million, respectively, to Total S.A.

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

Note 3. OTHER INTANGIBLE ASSETS

The following tables present details of the Company's acquired other intangible assets:

(In thousands)	Gross	Accumulated Amortization	Net
As of March 31, 2013
Patents, trade names and purchased technology	$49,892	$(49,892)	$—
Purchased in-process research and development	1,000	(403)	597
Customer relationships and other	28,360	(28,360)	—
	$79,252	$(78,655)	$597

As of December 30, 2012
Patents, trade names and purchased technology	$49,892	$(49,892)	$—
Purchased in-process research and development	1,000	(361)	639
Customer relationships and other	28,426	(28,321)	105
	$79,318	$(78,574)	$744

All of the Company's acquired other intangible assets are subject to amortization. Aggregate amortization expense for other intangible assets totaled $0.1 million and $2.8 million in the three months ended March 31, 2013 and April 1, 2012, respectively.

The Company reviews intangible assets for impairment whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable.

Note 4. BALANCE SHEET COMPONENTS

	As of
(In thousands)	March 31, 2013	December 30, 2012
Accounts receivable, net:
Accounts receivable, gross (1)	$338,147	$429,977
Less: allowance for doubtful accounts	(31,009)	(26,773)
Less: allowance for sales returns	(4,129)	(5,054)
	$303,009	$398,150

(1)	Includes short-term finance receivables associated with solar power systems leased of $4.5 million as of both March 31, 2013 and December 30, 2012, respectively.

Inventories:
Raw materials	$88,179	$89,331
Work-in-process	55,668	50,627
Finished goods	137,520	151,428
	$281,367	$291,386

	As of
(In thousands)	March 31, 2013	December 30, 2012
Prepaid expenses and other current assets:
VAT receivables, current portion	$102,592	$97,041
Foreign currency derivatives	7,652	1,275
Deferred project costs	135,695	305,980
Deferred costs for solar power systems to be leased	24,148	31,419
Other receivables (2)	63,795	104,640
Other prepaid expenses	40,076	25,230
Other current assets	58,379	47,468
	$432,337	$613,053

(2)
Includes tolling agreements with suppliers in which the Company provides polysilicon required for silicon ingot manufacturing and procures the manufactured silicon ingots from the suppliers (see Notes 7 and 8).

Project assets - plants and land:
Project assets — plants	$80,645	$61,862
Project assets — land	18,148	21,645
	$98,793	$83,507
Project assets - plants and land, current portion	$90,429	$75,911
Project assets - plants and land, net of current portion	$8,364	$7,596

Property, plant and equipment, net:
Land and buildings	$20,109	$20,109
Leasehold improvements	226,987	221,378
Manufacturing equipment (3)	545,970	531,289
Computer equipment	75,557	75,438
Furniture and fixtures	8,274	8,178
Solar power systems (4)	34,621	12,501
Solar power systems leased	212,572	163,003
Solar power systems to be leased	65,290	89,423
Construction-in-process	17,719	34,110
	1,207,099	1,155,429
Less: accumulated depreciation (5)	(400,956)	(380,520)
	$806,143	$774,909

(3)
The Company's mortgage loan agreement with International Finance Corporation ("IFC") is collateralized by certain manufacturing equipment with a net book value of $168.1 million and $152.9 million as of March 31, 2013 and December 30, 2012, respectively. The Company also provided security for advance payments received from a third party in the form of collateralized manufacturing equipment with a net book value of $19.1 million and $16.5 million as of March 31, 2013 and December 30, 2012, respectively.

(4)	Includes $20.1 million of solar power systems associated with sale-leaseback transactions under the financing method (see Note 7).

(5)	Total depreciation expense was $23.6 million and $29.1 million for the three months ended March 31, 2013 and April 1, 2012, respectively.

	As of
(In thousands)	March 31, 2013	December 30, 2012
Property, plant and equipment, net by geography (6):
Philippines	$359,171	$367,708
United States	385,687	343,710
Mexico	32,158	32,409
Europe	28,411	29,292
Other	716	1,790
	$806,143	$774,909

(6)	Property, plant and equipment, net are based on the physical location of the assets.

The below table presents the cash and non-cash interest expense capitalized to property, plant and equipment and project assets during the three months ended March 31, 2013 and April 1, 2012, respectively.

	Three Months Ended
(In thousands)	March 31, 2013	April 1, 2012
Interest expense:
Interest cost incurred	$(27,544)	$(19,631)
Cash interest cost capitalized - property, plant and equipment	228	288
Non-cash interest cost capitalized - property, plant and equipment	57	133
Cash interest cost capitalized - project assets - plant and land	123	278
Non-cash interest cost capitalized - project assets - plant and land	102	231
Interest expense	$(27,034)	$(18,701)

	As of
(In thousands)	March 31, 2013	December 30, 2012
Other long-term assets:
Equity method investments	$111,184	$111,516
Bond hedge derivative	13,946	2,327
Cost method investments	10,240	14,918
Long-term financing receivables	93,540	67,742
Long-term debt issuance costs	29,870	38,185
Other	43,109	41,375
	$301,889	$276,063

	As of
(In thousands)	March 31, 2013	December 30, 2012
Accrued liabilities:
VAT payables	$6,447	$2,049
Foreign currency derivatives	6,346	4,891
Short-term warranty reserves	9,254	9,054
Interest payable	8,926	9,672
Deferred revenue	37,197	32,507
Employee compensation and employee benefits	42,491	40,750
Restructuring reserve	21,723	29,477
Short-term residential lease financing	26,581	25,153
Short-term sale-leaseback financing (Note 7)	6,423	—
Other	116,299	93,819
	$281,687	$247,372

Other long-term liabilities:
Embedded conversion option derivatives	$13,946	$2,327
Long-term warranty reserves	110,295	107,803
Deferred revenue	147,665	128,936
Unrecognized tax benefits	35,551	35,022
Long-term residential lease financing	17,364	11,411
Long-term sale-leaseback financing (Note 7)	27,427	—
Other	59,109	50,120
	$411,357	$335,619

Accumulated other comprehensive loss:
Cumulative translation adjustment	$(3,662)	$(2,319)
Net unrealized gain on derivatives	2,592	(243)
Deferred taxes	(492)	41
	$(1,562)	$(2,521)

Solar Power Systems Leased and to be Leased

The Company leases solar systems to residential customers under both operating and sales-type leases. As of March 31, 2013 and December 30, 2012, solar power systems leased out under operating leases, presented in "Property, plant and equipment, net" in the Company's Condensed Consolidated Balance Sheets was $212.6 million and $163.0 million, respectively, and solar power systems to be leased under operating leases, presented in "Property, plant and equipment, net" in the Company's Condensed Consolidated Balance Sheets was $65.3 million and $89.4 million, respectively. As of March 31, 2013, financing receivables for sales-type leases, presented in "Accounts receivable, net" and "Other long-term assets" in the Company's Condensed Consolidated Balance Sheets was $4.5 million and $93.5 million, respectively. As of December 30, 2012, financing receivables for sales-type leases, presented in "Accounts receivable, net" and "Other long-term assets" in the Company's Condensed Consolidated Balance Sheets was $4.5 million and $67.7 million, respectively. Amounts recognized in the Company's Condensed Consolidated Statement of Operations are not significant in any period presented.

The Company has entered into multiple facilities under which solar power systems are financed with third-party investors. Under the terms of certain programs the investors make upfront payments to the Company, which the Company recognizes as a non-recourse liability that will be reduced over the specified term of the program as customer receivables and government incentives are received by the third party investors. As the non-recourse liability is reduced over time, the Company makes a corresponding reduction in customer and government incentive receivables on its balance sheet. Under this approach, for both operating and sales-type leases the Company continues to account for these arrangements with its residential lease customers in the condensed consolidated financial statements.

As of March 31, 2013 and December 30, 2012, the remaining liability to the third-party investors, presented in Accrued liabilities and Other long-term liabilities on the Company's Condensed Consolidated Balance Sheets, was $43.9 million and $36.6 million, respectively. As of March 31, 2013 and December 30, 2012, the Company has pledged solar assets with an aggregate book value of $327.1 million and $280.8 million, respectively, to the third-party investors as security for its obligations under the contractual arrangements.

In the first quarter of fiscal 2013, the Company entered into a facility with a third-party investor under which both parties will invest in an entity which holds SunPower solar power systems and leases with residential customers. The Company was determined to hold a controlling interest in the less than wholly owned entity and has fully consolidated this entity as a result. The Company accounts for the portion of net assets in this consolidated entity attributable to the investor as Noncontrolling interest in its condensed consolidated financial statements (see Note 1).

Note 5. FAIR VALUE MEASUREMENTS

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The Company measures certain assets and liabilities at fair value on a recurring basis. There were no transfers between fair value measurement levels during the three months ended March 31, 2013 or April 1, 2012. The Company did not have any assets or liabilities measured at fair value on a recurring basis requiring Level 3 inputs as of March 31, 2013 or December 30, 2012.

The following table summarizes the Company's assets and liabilities measured and recorded at fair value on a recurring basis as of March 31, 2013 and December 30, 2012, respectively:

	March 31, 2013			December 30, 2012
(In thousands)	Total	Level 1	Level 2	Total	Level 1	Level 2
Assets
Cash and cash equivalents:
Money market funds (1)	$97,000	$97,000	$—	$117,254	$117,254	$—
Prepaid expenses and other current assets:
Foreign currency derivatives (Note 10)	7,652	—	7,652	1,275	—	1,275
Other long-term assets:
Debt derivatives (Note 9)	13,946	—	13,946	2,327	—	2,327
Total assets	$118,598	$97,000	$21,598	$120,856	$117,254	$3,602
Liabilities
Accrued liabilities:
Foreign currency derivatives (Note 10)	$6,346	$—	$6,346	$4,891	$—	$4,891
Other long-term liabilities:
Debt derivatives (Note 9)	13,946	—	13,946	2,327	—	2,327
Total liabilities	$20,292	$—	$20,292	$7,218	$—	$7,218

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

Debt Derivatives

The 4.50% Bond Hedge (as defined in Note 9) and the embedded cash conversion option within the 4.50% debentures (as defined in Note 9) are classified as derivative instruments that require mark-to-market treatment with changes in fair value reported in the Company's Condensed Consolidated Statements of Operations. The fair values of these derivative instruments were determined utilizing the following Level 1 and Level 2 inputs:

	As of (1)
	March 31, 2013	December 30, 2012
Stock price	$11.54	$5.49
Exercise price	$22.53	$22.53
Interest rate	0.41%	0.40%
Stock volatility	55.6%	59.9%
Credit risk adjustment	1.13%	1.07%
Maturity date	February 18, 2015	February 18, 2015

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

Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis

The Company measures certain investments and non-financial assets (including project assets, property, plant and equipment, and other intangible assets) at fair value on a non-recurring basis in periods after initial measurement in circumstances when the fair value of such asset is impaired below its recorded cost. Information regarding the Company's other intangible asset balances are disclosed in Note 3.

Debt Securities

The Company's debt securities consist of Philippine government bonds, classified as held-to-maturity, which are maintained as collateral for present and future business transactions within the country. These bonds have maturity dates of up to 5 years with a carrying value of $10.9 million as of both March 31, 2013 and December 30, 2012 which are classified as "Restricted long-term marketable securities" on the Company's Condensed Consolidated Balance Sheets. The Company records such held-to-maturity investments at amortized cost based on its ability and intent to hold the securities until maturity. The Company monitors for changes in circumstances and events that would impact its ability and intent to hold such securities until the recorded amortized costs are recovered. The Company incurred no other-than-temporary impairment loss in the three months ended March 31, 2013 and December 30, 2012. The debt securities were categorized in Level 2 of the fair value hierarchy.

Equity and Cost Method Investments

The Company's equity and cost method investments in non-consolidated entities are comprised of convertible promissory notes, common and preferred stock. The Company monitors these investments, which are included in "Other long-term assets" in its Condensed Consolidated Balance Sheets, for impairment and records reductions in the carrying values when necessary. Circumstances that indicate an other-than-temporary decline include Level 2 and Level 3 measurements such as the valuation ascribed to the issuing company in subsequent financing rounds, decreases in quoted market prices, and declines in operations of the issuer. As of March 31, 2013 and December 30, 2012, the Company had $111.2 million and $111.5 million, respectively, in investments accounted for under the equity method and $10.2 million and $14.9 million, respectively, in investments accounted for under the cost method (see Note 8).

Note 6. RESTRUCTURING

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

Legacy Restructuring Plans

During fiscal 2012 and 2011, the Company implemented approved restructuring plans, related to all segments, to align with changes in the global solar market which included the consolidation of the Company's Philippine manufacturing operations as well as actions to accelerate operating cost reduction and improve overall operating efficiency. These restructuring activities were substantially complete as of March 31, 2013, as the remaining accrual is primarily attributable to ongoing facility lease obligations. The Company expects to continue to incur restructuring costs as it revises previous estimates in connection with these plans. Revisions to estimates will primarily be due to changes in assumptions associated with lease and related termination costs.

The following table summarizes the restructuring charges recognized in the Company's Condensed Consolidated Statements of Operations:

	Three Months Ended		Cumulative To Date
	March 31, 2013	April 1, 2012
October 2012 Plan:
Severance and benefits	$(1,083)	$—	$27,970
Lease and related termination costs	70	—	784
Other costs	435	—	895
	(578)	—	29,649
Legacy Restructuring Plans:
Non-cash impairment charges	—	—	60,153
Severance and benefits	—	944	19,836
Lease and related termination costs	217	1,770	4,423
Other costs	24	332	7,828
	241	3,046	92,240
Total restructuring charges	$(337)	$3,046	$121,889

The following table summarizes the restructuring reserve activity during the three months ended March 31, 2013:

	Three Months Ended
(In thousands)	December 30, 2012	Charges (Benefits)	Payments	March 31, 2013
October 2012 Plan:
Severance and benefits	$24,439	$(1,083)	$(5,606)	$17,750
Lease and related termination costs	714	70	(135)	649
Other costs (1)	358	435	(482)	311
Legacy Restructuring Plans:
Severance and benefits	60	—	(41)	19
Lease and related termination costs	2,436	217	(510)	2,143
Other costs (1)	1,470	24	(643)	851
Total restructuring liabilities	$29,477	$(337)	$(7,417)	$21,723

(1)	Other costs primarily represent associated legal services and costs associated with the decommissioning of Fab 1 assets.

Note 7. COMMITMENTS AND CONTINGENCIES

Lease Commitments

As of March 31, 2013, future minimum obligations under non-cancellable capital and operating leases are as follows:

	Capital Lease	Operating Lease
(In thousands)	Amount	Amount
Year
2013 (remaining nine months)	$1,475	$17,355
2014	1,379	17,479
2015	1,181	15,966
2016	941	15,249
2017	1,330	12,749
Thereafter	1,885	85,502
	$8,191	$164,300

Facilities and Equipment

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

Sale-Leaseback Arrangements

The Company enters into sale-leaseback arrangements under which solar power systems are sold to third parties and subsequently leased back over minimum lease terms of up to 20 years. Separately, the Company enters into power purchase agreements ("PPAs") with end customers, who host the leased solar power systems and buy the electricity directly from the Company under PPAs with durations of up to 20 years. At the end of the lease term, the Company has the option to purchase the systems at fair value or may be required to remove the systems and return them to the third parties.

The Company has classified its sale-leaseback arrangements of solar power systems not involving integral equipment as operating leases. The deferred profit on the sale of these systems is recognized over the term of the lease. Future minimum lease obligations associated with these systems is included in the table above. As of March 31, 2013, future minimum payments to be received from customers under PPAs associated with the solar power systems under sale-leaseback arrangements classified as operating leases was $79.1 million, which will be recognized over the lease term of up to 20 years.

In the first quarter of fiscal 2013, the Company entered into a sale-leaseback arrangement under which the system under the sale-leaseback arrangement was determined to be integral equipment as defined under the accounting guidance for such transactions. The Company was further determined to have continuing involvement with the solar power system throughout the lease due to purchase option rights. As a result of such continuing involvement, the Company accounts for the transaction as a financing. Under the financing method, the proceeds received from the sale of the solar power system are recorded by the Company as a financing liability and presented within "Accrued liabilities" and "Other long-term liabilities" within the Company's Condensed Consolidated Balance Sheets (see Note 4). The financing liability is subsequently reduced by the Company's payments to lease back the solar power system, less interest expense calculated under the interest method. The solar power system under the sale-leaseback arrangement remains on the Company's balance sheet and is classified within "Property, plant and equipment, net" (see Note 4). As of March 31, 2013, future minimum lease obligations for the sale-leaseback arrangement accounted for under the financing method was $37.0 million, which will be recognized over the lease term of 20 years.

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

Future purchase obligations under non-cancellable purchase orders and long-term supply agreements as of March 31, 2013 are as follows:

(In thousands)	Amount
Year
2013 (remaining nine months)	$716,696
2014	451,338
2015	360,508
2016	326,726
2017	194,845
Thereafter	517,095
$2,567,208

As of March 31, 2013, total obligations related to non-cancellable purchase orders totaled $0.2 billion and long-term supply agreements with suppliers totaled $2.4 billion. Of the total future purchase commitments of $2.6 billion as of March 31, 2013, $101.7 million are for commitments to related parties.

The Company has tolling agreements with suppliers in which the Company provides polysilicon required for silicon ingot manufacturing and procures the manufactured silicon ingots from the supplier. Annual future purchase commitments in the table above are calculated using the gross future purchase obligations of the Company and are not reduced by tolling agreements and non-cancellable SREC sales arrangements. Total future purchase commitments as of March 31, 2013 would be reduced by $248.6 million had the Company's obligations under such agreements been disclosed using net cash outflows.

The Company expects that all obligations related to non-cancellable purchase orders for manufacturing equipment will be recovered through future cash flows of the solar cell manufacturing lines and solar panel assembly lines when such long-

lived assets are placed in service. Factors considered important that could result in an impairment review include significant under-performance relative to expected historical or projected future operating results, significant changes in the manner of use of acquired assets, and significant negative industry or economic trends. Obligations related to non-cancellable purchase orders for inventories match current and forecasted sales orders that will consume these ordered materials and actual consumption of these ordered materials are compared to expected demand regularly. The Company anticipates total obligations related to long-term supply agreements for inventories will be recovered because quantities are less than management's expected demand for its solar power products. The terms of the long-term supply agreements are reviewed by management and the Company assesses the need for any accruals for estimated losses on adverse purchase commitments, such as lower of cost or market value adjustments that will not be recovered by future sales prices, forfeiture of advanced deposits and liquidated damages, as necessary.

Advances to Suppliers

As noted above, the Company has entered into agreements with various polysilicon, ingot, wafer, solar cell, and solar panel vendors that specify future quantities and pricing of products to be supplied by the vendors for periods up to 10 years. Certain agreements also provide for penalties or forfeiture of advanced deposits in the event the Company terminates the arrangements. Under certain agreements, the Company is required to make prepayments to the vendors over the terms of the arrangements. During the three months ended March 31, 2013, the Company paid advances totaling $8.3 million, in accordance with the terms of existing long-term supply agreements. As of March 31, 2013 and December 30, 2012, advances to suppliers totaled $355.7 million and $351.4 million, respectively, the current portion of which is $64.7 million and $50.3 million, respectively. Two suppliers accounted for 75% and 25% of total advances to suppliers as of March 31, 2013, and 76% and 23% as of December 30, 2012.

The Company's future prepayment obligations related to these agreements as of March 31, 2013 are as follows:

(In thousands)	Amount
Year
2013 (remaining nine months)	$72,813
2014	65,791
$138,604

Advances from Customers

In fiscal 2010, the Company and its joint venture, AUO SunPower Sdn. Bhd. ("AUOSP") entered into an agreement under which the Company will resell to AUOSP polysilicon purchased from a third-party supplier and AUOSP will provide prepayments to the Company related to such polysilicon, which prepayments will then be made by the Company to the third-party supplier. These advance payments will be applied as a credit against AUOSP’s polysilicon purchases from the Company. Such polysilicon is used by AUOSP to manufacture solar cells which are sold to the Company on a "cost-plus" basis. As of March 31, 2013 and December 30, 2012, the outstanding advance was $188.6 million and $190.1 million, respectively, of which $10.8 million and $8.8 million, respectively, has been classified in short-term customer advances and $177.8 million and $181.3 million, respectively, in long-term customer advances in the Condensed Consolidated Balance Sheet, based on projected product shipment dates.

In fiscal 2007, the Company entered into an agreement with a third party to supply polysilicon. Under the polysilicon agreement, the Company received advances of $40.0 million in each of fiscal 2008 and 2007 from this third party. These advance payments are applied as a credit against the third party’s polysilicon purchases from the Company. Such polysilicon is used by the third party to manufacture ingots and wafers, which can be sold to the Company or other customers. As of March 31, 2013 and December 30, 2012, the outstanding advance was $55.3 million and $56.1 million, respectively, of which $9.3 million and $8.1 million, respectively, has been classified in short-term customer advances and $46.0 million and $48.0 million, respectively, in long-term customer advances in the Condensed Consolidated Balance Sheet. As of both March 31, 2013 and December 30, 2012, the advances were collateralized by $32.0 million in letters of credit issued under the Company's letter of credit facility with Deutsche Bank, which is fully guaranteed by Total S.A. The Company additionally provided security for the advances in the form of collateralized manufacturing equipment (see Note 4).

The Company has also entered into other agreements with customers who have made advance payments for solar power products. These advances will be applied as shipments of product occur or upon completion of certain project milestones. As of March 31, 2013 and December 30, 2012, such customers had made advances of $50.0 million and $49.5 million, respectively, in the aggregate.

The estimated utilization of advances from customers as of March 31, 2013 is as follows:

(In thousands)	Amount
Year
2013 (remaining nine months)	$64,612
2014	22,060
2015	26,387
2016	30,713
2017	35,039
Thereafter	115,144
$293,955

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

Provisions for warranty reserves charged to cost of revenue were $4.5 million and $9.4 million in the three months ended March 31, 2013 and April 1, 2012, respectively:

	Three Months Ended
(In thousands)	March 31, 2013	April 1, 2012
Balance at the beginning of the period	$117,172	$94,323
Accruals for warranties issued during the period	4,455	9,448
Settlements made during the period	(2,078)	(932)
Balance at the end of the period	$119,549	$102,839

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

Future Financing Commitments

The Company is required to provide certain funding under the joint venture agreement with AU Optronics Singapore Pte. Ltd. ("AUO") and another financing agreement with a third party, subject to certain conditions (see Note 8).

The Company's future financing obligations related to these agreements as of March 31, 2013 are as follows:

(In thousands)	Amount
Year
2013 (remaining nine months)	$150,211
2014	96,770
$246,981

Liabilities Associated with Uncertain Tax Positions

Total liabilities associated with uncertain tax positions were $35.6 million and $35.0 million as of March 31, 2013 and December 30, 2012, respectively, and are included in "Other long-term liabilities" in the Company's Condensed Consolidated Balance Sheets as they are not expected to be paid within the next twelve months. Due to the complexity and uncertainty associated with its tax positions, the Company cannot make a reasonably reliable estimate of the period in which cash settlement, if any, would be made for its liabilities associated with uncertain tax positions in other long-term liabilities.

Indemnifications

The Company is a party to a variety of agreements under which it may be obligated to indemnify the other party with respect to certain matters. Typically, these obligations arise in connection with contracts and license agreements or the sale of assets, under which the Company customarily agrees to hold the other party harmless against losses arising from a breach of warranties, representations and covenants related to such matters as title to assets sold, negligent acts, damage to property, validity of certain intellectual property rights, non-infringement of third-party rights, and certain tax related matters including indemnification to customers under §48(c) solar commercial investment tax credit and Treasury Grant payments under Section 1603 of the American Recovery and Reinvestment Act. In each of these circumstances, payment by the Company is typically subject to the other party making a claim to the Company under the procedures specified in the particular contract. These procedures usually allow the Company to challenge the other party's claims or, in case of breach of intellectual property representations or covenants, to control the defense or settlement of any third party claims brought against the other party. Further, the Company's obligations under these agreements may be limited in terms of activity (typically to replace or correct the products or terminate the agreement with a refund to the other party), duration and/or amounts. In some instances, the Company may have recourse against third parties and/or insurance covering certain payments made by the Company.

Legal Matters

Three securities class action lawsuits were filed against the Company and certain of its current and former officers and directors in the United States District Court for the Northern District of California on behalf of a class consisting of those who acquired the Company's securities from April 17, 2008 through November 16, 2009. The cases were consolidated as In re SunPower Securities Litigation, Case No. CV-09-5473-RS (N.D. Cal.), and lead plaintiffs and lead counsel were appointed on March 5, 2010. Lead plaintiffs filed a consolidated complaint on May 28, 2010. The actions arise from the Audit Committee's investigation announcement on November 16, 2009 regarding certain unsubstantiated accounting entries. The consolidated complaint alleges that the defendants made material misstatements and omissions concerning the Company's financial results for 2008 and 2009, seeks an unspecified amount of damages, and alleges violations of sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and sections 11 and 15 of the Securities Act of 1933. The court held a hearing on the defendants' motions to dismiss the consolidated complaint on November 4, 2010. The court dismissed the consolidated complaint with leave to amend on March 1, 2011. An amended complaint was filed on April 18, 2011. The amended complaint added two former employees of the Company as defendants. Defendants filed motions to dismiss the amended complaint on May 23, 2011. The motions to dismiss the amended complaint were heard by the court on August 11, 2011. On December 19, 2011, the court granted in part and denied in part the motions to dismiss, dismissing the claims brought pursuant to sections 11 and 15 of the Securities Act of 1933 and the claims brought against the two newly added former employees. On December 14, 2012, the Company announced that it reached an agreement in principle to settle the consolidated securities class action lawsuit for $19.7 million. The Company recorded a charge in its fiscal fourth quarter of 2012 in the same amount which is further classified within "Accrued liabilities" on the Company's Condensed Consolidated Balance Sheets as of December 30, 2012. On February 1, 2013, the parties filed a stipulation of settlement and a motion for preliminary approval of the settlement. The court entered an order preliminarily approving the settlement on March 25, 2013. The settlement is subject to certain conditions, including final approval by the court after members of the proposed settlement class receive notice and an opportunity to be heard. The final approval hearing is currently scheduled to take place on July 3, 2013. Until the conditions to the settlement have been satisfied, there can be no assurance that the settlement will become final. If the settlement does not become final, the Company believes it has meritorious defenses to these allegations and will vigorously defend itself in these matters.

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

Note 8. EQUITY METHOD INVESTMENTS

The Company accounts for its equity interests in its unconsolidated investees described below under the equity method of accounting as it has the ability to exercise significant influence, but does not own a majority equity interest in, or otherwise control, the investees. As of March 31, 2013 and December 30, 2012, the Company's carrying value of its equity method investments totaled $111.2 million and $111.5 million, respectively, and is classified as “Other long-term assets” in its Condensed Consolidated Balance Sheets. The Company's share of its earnings (loss) from equity method investments is reflected as "Equity in loss of unconsolidated investees" in its Condensed Consolidated Statement of Operations.

Related Party Transactions with Equity Method Investees:

	As of
(In thousands)	March 31, 2013	December 30, 2012
Accounts receivable	$6,958	$17,847
Accounts payable	37,841	63,469
Other long-term assets:
Long-term note receivable	1,040	1,040

	Three Months Ended
(In thousands)	March 31, 2013	April 1, 2012
Payments made to equity method investees for products/services	$118,943	$179,988

Equity Investment in Huaxia CPV (Inner Mongolia) Power Co., Ltd. ("CCPV")

In December 2012, the Company entered into an agreement with Tianjin Zhonghuan Semiconductor Co. Ltd. ("TZS"), Inner Mongolia Power Group Co. Ltd. ("IMP") and Hohhot Jinqiao City Development Company Co., Ltd. ("HJCD") to form CCPV, a jointly owned entity to manufacture and deploy the Company's C-7 Tracker concentrator technology in Inner Mongolia and other regions in China. Huaxia CPV will be based in Hohhot, Inner Mongolia. Under the terms of the agreement, the Company will invest RMB 100,000,000 (or approximately $16.0 million based on the exchange rate as of March 31, 2013), for a 25% equity ownership in CCPV, with the investment to be made over a period of two years subsequent to the establishment of the entity. The establishment of the entity is subject to approval of the Chinese government. No contributions have been made to date.

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

Equity Investment and Joint Venture with AUOSP

In fiscal 2010, the Company, AUO and AU Optronics Corporation, the ultimate parent company of AUO ("AUO Taiwan") formed the joint venture AUOSP. The Company and AUO each own 50% of the joint venture AUOSP. AUOSP owns a solar cell manufacturing facility ("FAB 3") in Malaysia and manufactures solar cells and sells them on a "cost-plus" basis to the Company and AUO.

In connection with the joint venture agreement, the Company and AUO also entered into licensing and joint development, supply, and other ancillary transaction agreements. Through the licensing agreement, the Company and AUO licensed to AUOSP, on a non-exclusive, royalty-free basis, certain background intellectual property related to solar cell manufacturing (in the case of the Company), and manufacturing processes (in the case of AUO). Under the seven-year supply agreement with AUOSP, renewable by the Company for one-year periods thereafter, the Company is committed to purchase 80% of AUOSP's total annual output allocated on a monthly basis to the Company, in fiscal year 2013 and thereafter. The Company and AUO have the right to reallocate supplies from time to time under a written agreement. As required under the joint venture agreement, in fiscal 2010, the Company and AUOSP entered into an agreement under which the Company will resell to AUOSP polysilicon purchased from a third-party supplier and AUOSP will provide prepayments to the Company related to such polysilicon, which prepayment will then be made by the Company to the third-party supplier.

The Company and AUO are not permitted to transfer any of AUOSP's shares held by them, except to each other and to their direct or indirect wholly-owned subsidiaries. In the joint venture agreement, the Company and AUO agreed to each contribute additional amounts through 2014 amounting to $241.0 million, or such lesser amount as the parties may mutually agree. In addition, if AUOSP, the Company or AUO requests additional equity financing to AUOSP, then the Company and AUO will each be required to make additional cash contributions of up to $50.0 million in the aggregate (See Note 7).

The Company has concluded that it is not the primary beneficiary of AUOSP since, although the Company and AUO are both obligated to absorb losses or have the right to receive benefits, the Company alone does not have the power to direct the activities of AUOSP that most significantly impact its economic performance. In making this determination the Company considered the shared power arrangement, including equal board governance for significant decisions, elective appointment, and the fact that both parties contribute to the activities that most significantly impact the joint venture's economic performance. The Company accounts for its investment in AUOSP using the equity method as a result of the shared power arrangement. As of March 31, 2013, the Company's maximum exposure to loss as a result of its involvement with AUOSP is limited to the carrying value of its investment.

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

Note 9. DEBT AND CREDIT SOURCES

The following table summarizes the Company's outstanding debt as of March 31, 2013 and the related maturity dates:

		Payments Due by Period
(In thousands)	Face Value	2013 (remaining nine months)	2014	2015	2016	2017	Beyond 2017
Convertible debt:
4.50% debentures	$250,000	$—	$—	$250,000	$—	$—	$—
4.75% debentures	230,000	—	230,000	—	—	—	—
0.75% debentures	79	—	—	79	—	—	—
IFC mortgage loan	70,000	7,500	15,000	15,000	15,000	15,000	2,500
CEDA loan	30,000	—	—	—	—	—	30,000
Credit Agricole revolving credit facility	100,000	—	100,000	—	—	—	—
Other debt (1)	25,355	74	1,137	1,075	975	952	21,142
	$705,434	$7,574	$346,137	$266,154	$15,975	$15,952	$53,642

(1)	The balance of Other debt excludes payments related to capital leases which are disclosed in Note 7. "Commitments and Contingencies" to these condensed consolidated financial statements.

Convertible Debt

The following table summarizes the Company's outstanding convertible debt:

	March 31, 2013			December 30, 2012
(In thousands)	Carrying Value	Face Value	Fair Value (1)	Carrying Value	Face Value	Fair Value (1)
Convertible debt:
4.50% debentures	$212,631	$250,000	$250,823	$208,550	$250,000	$228,750
4.75% debentures	230,000	230,000	229,425	230,000	230,000	218,960
0.75% debentures	79	79	79	79	79	79
	$442,710	$480,079	$480,327	$438,629	$480,079	$447,789

(1)	The fair value of the convertible debt was determined using Level 1 inputs based on quarterly market prices as reported by an independent pricing source.

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

The embedded cash conversion option within the 4.50% debentures is a derivative instrument that is required to be separated from the 4.50% debentures and accounted for separately as a derivative instrument (derivative liability) with changes in fair value reported in the Company's Condensed Consolidated Statements of Operations until such transaction settles or expires. The initial fair value liability of the embedded cash conversion option was classified within "Other long-term liabilities" and simultaneously reduced the carrying value of "Convertible debt, net of current portion" in the Company's Condensed Consolidated Balance Sheet.

During the three months ended March 31, 2013 and April 1, 2012, the Company recognized a non-cash loss of $11.6 million and $1.6 million, respectively, recorded in "Other, net" in the Company's Condensed Consolidated Statement of Operations related to the change in fair value of the embedded cash conversion option.

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

Under the terms of the 4.50% Bond Hedge, the Company bought from affiliates of certain of the initial purchasers options to acquire, at an exercise price of $22.53 per share, subject to customary adjustments for anti-dilution and other events, cash in an amount equal to the market value of up to 11.1 million shares of the Company's common stock. Under the terms of the amended 4.50% Warrants the Company sold to affiliates of certain of the initial purchasers of the 4.50% cash convertible debentures warrants to acquire, at an exercise price of $24.00 per share, up to 11.1 million shares of the Company's common stock. Each 4.50% Bond Hedge and 4.50% Warrant transaction is a separate transaction, entered into by the Company with each counterparty, and is not part of the terms of the 4.50% debentures.

The 4.50% Bond Hedge, which is indexed to the Company's common stock, is a derivative instrument that requires mark-to-market accounting treatment due to the cash settlement features until such transactions settle or expire. The initial fair value of the 4.50% Bond Hedge was classified as "Other long-term assets" in the Company's Condensed Consolidated Balance Sheets.

During the three months ended March 31, 2013 and April 1, 2012, the Company recognized a non-cash gain of $11.6 million and $1.6 million, respectively, in "Other, net" in the Company's Condensed Consolidated Statement of Operations in the Company's Condensed Consolidated Statement of Operations related to the change in fair value of the 4.50% Bond Hedge.

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

Under the amended 4.75% Warrants, the Company sold warrants to acquire up to 8.7 million shares of the Company's common stock at an exercise price of $26.40 per share of the Company's common stock, subject to adjustment for certain anti-dilution and other events. The 4.75% Warrants expire in 2014.

1.25% Debentures

In fiscal 2007, the Company issued $200.0 million in principal amount of its 1.25% senior convertible debentures and received net proceeds of $194.0 million. During the fourth quarter of fiscal 2008, the Company received notices for the conversion of $1.4 million in principal amount of the 1.25% debentures which it settled for $1.2 million in cash and 1,000 shares of common stock. As of January 2, 2012, an aggregate principal amount of $198.6 million of the 1.25% debentures remained issued and outstanding. The 1.25% debentures had a maturity date of February 15, 2027 unless repurchased or converted in accordance with their terms prior to such date. Holders had the option to require the Company to repurchase all or a portion of their 1.25% debentures on each of February 15, 2012, February 15, 2017 and February 15, 2022, or if the Company

experiences certain types of corporate transactions constituting a fundamental change, as defined in the indenture governing the 1.25% debentures. In addition, the Company could redeem some or all of the 1.25% debentures on or after February 15, 2012. Accordingly, the Company classified the 1.25% debentures as short-term liabilities in the Condensed Consolidated Balance Sheets as of January 2, 2012. On February 16, 2012, based upon the exercise of the holders' put rights, the Company repurchased $198.6 million in principal amount of the 1.25% debentures at a cash price of $199.8 million, representing 100% of the principal amount of the 1.25% debentures plus accrued and unpaid interest. None of the 1.25% debentures remained issued and outstanding after the repurchase.

July 2007 Share Lending Arrangement

Concurrent with the offering of the Company's 0.75% debentures, the Company lent 1.8 million shares of its former class A common stock to Credit Suisse International ("CSI"), an affiliate of Credit Suisse Securities (USA) LLC ("Credit Suisse"), one of the underwriters of the 0.75% debentures. The loaned shares were to be used to facilitate the establishment by investors in the 1.25% debentures and 0.75% debentures of hedged positions in the Company's common stock. The Company did not receive any proceeds from these offerings of former class A common stock, but received a nominal lending fee of $0.001 per share for each share of common stock that is loaned under the share lending agreement.

As of January 1, 2012, the fair value of the 1.8 million outstanding loaned shares of common stock was $11.2 million. In connection with the Company's repurchase of 100% of the principal amount of the 1.25% debentures, on February 23, 2012, the 1.8 million shares of the Company's common stock lent to CSI were returned and the share lending agreement was thereby terminated.

Other Debt and Credit Sources

Mortgage Loan Agreement with IFC

On May 6, 2010, the Company entered into a mortgage loan agreement with IFC. Under the loan agreement, the Company may borrow up to $75.0 million during the first two years, and shall repay the amount borrowed, starting 2 years after the date of borrowing, in 10 equal semiannual installments over the following 5 years. On October 3, 2012, IFC granted a temporary waiver of a financial covenant for the fourth quarter of fiscal 2012 through the fourth quarter of fiscal 2013. Subsequent to the waiver, the Company is required to pay interest of LIBOR plus 3% per annum on outstanding borrowings through January 5, 2013; interest of LIBOR plus 4.25% per annum on outstanding borrowings from January 6, 2013 through September 30, 2013; interest of LIBOR plus 5% per annum on outstanding borrowings from October 1, 2013 through January 5, 2014; a front-end fee of 1% on the principal amount of borrowings at the time of borrowing; and a commitment fee of 0.5% per annum on funds available for borrowing and not borrowed. If we utilize the waiver for the fourth quarter of 2013, the 2013 rates would continue to apply in 2014. If the Company does not need to utilize the waiver, it is required to pay interest of LIBOR plus 3% per annum on outstanding borrowings; a front-end fee of 1% on the principal amount of borrowings at the time of borrowing; and a commitment fee of 0.5% per annum on funds available for borrowing and not borrowed. The Company may prepay all or a part of the outstanding principal, subject to a 1% prepayment premium. The Company has pledged certain assets as collateral supporting its repayment obligations (see Note 4). Additionally, in accordance with the terms of the agreement, the Company is required to establish a debt service reserve account which shall contain the amount, as determined by IFC, equal to the aggregate principal and interest due on the next succeeding interest payment date after such date. As of March 31, 2013 and December 30, 2012, the Company had restricted cash and cash equivalents of $9.2 million and $6.4 million, respectively, related to the IFC debt service reserve.

The Company's outstanding borrowings under the mortgage loan agreement with IFC on its Condensed Consolidated Balance Sheets are as follows:

	As of
(In thousands)	March 31, 2013	December 30, 2012
Short-term debt	$15,000	$12,500
Long-term debt	55,000	62,500
	$70,000	$75,000

Loan Agreement with California Enterprise Development Authority ("CEDA")

On December 29, 2010, the Company borrowed the proceeds of the $30.0 million aggregate principal amount of CEDA's tax-exempt Recovery Zone Facility Revenue Bonds (SunPower Corporation - Headquarters Project) Series 2010 (the "Bonds") maturing April 1, 2031 under a loan agreement with CEDA. The Company's obligations under the loan agreement are contained in a promissory note dated December 29, 2010 issued by the Company to CEDA, which assigned the promissory note, along with all right, title and interest in the loan agreement, to Wells Fargo, as trustee, with respect to the Bonds for the benefit of the holders of the Bonds. The Bonds initially bore interest at a variable interest rate (determined weekly), but in June 2011, at the Company's option, were converted into fixed-rate bonds at 8.50% per annum (which include covenants of, and other restrictions on the Company). Additionally, in accordance with the terms of the loan agreement, the Company is required to keep all loan proceeds on deposit with Wells Fargo, the trustee, until funds are withdrawn by it for use in relation to the design and leasehold improvements of its new corporate headquarters in San Jose, California. As of both March 31, 2013 and December 30, 2012, the Company had restricted cash and cash equivalents of $3.0 million, for design and leasehold improvements and debt service reserves under the CEDA loan agreement.

The Company's outstanding borrowings under the loan agreement with CEDA on its Condensed Consolidated Balance Sheets is as follows:

	As of
(In thousands)	March 31, 2013	December 30, 2012
Long-term debt	$30,000	$30,000

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

The Company's outstanding borrowings under the revolving credit facility with Credit Agricole on its Condensed Consolidated Balance Sheets is as follows:

	As of
(In thousands)	March 31, 2013	December 30, 2012
Short-term debt	$100,000	—
Long-term debt	—	275,000

Liquidity Support Agreement with Total S.A.

On February 28, 2012, the Company entered into a Liquidity Support Agreement with Total S.A. and the DOE, and a series of related agreements with Total S.A. and Total, under which Total S.A. has agreed to provide the Company, or cause to be provided, additional liquidity under certain circumstances (see Note 2). As of March 31, 2013, $325.0 million remained available to the Company under the facility.

Other Debt

In order to facilitate the construction and sale of certain solar projects, the Company obtains non-recourse project loans which in certain cases permit customers to assume the loans at the time of sale. These loans are contemplated as part of the structure of the sales transaction and not guaranteed or otherwise supported by SunPower. During the first quarter of fiscal 2013, the Company drew down ILS 87.7 million (or approximately $24.1 million based on the exchange rate as of March 31,

2013) under two long-term project loans with a consortium of lenders to facilitate the development of two 10 MW utility and power plant projects under construction in Israel.

Other debt is further comprised of non-recourse project loans related to Tenesol established in 2003 and 2008 which are scheduled to mature through 2028 and totaled $1.0 million and $1.1 million as of March 31, 2013 and December 30, 2012, respectively. Also, the Company's sublessor has made improvements to one of the Company's operating leases, reimbursable by the Company at monthly installments over the remaining lease term. The outstanding balance of the loan as of March 31, 2013 was $0.3 million.

The Company's other outstanding borrowings on its Condensed Consolidated Balance Sheets are as follows:

	As of
(In thousands)	March 31, 2013	December 30, 2012
Short-term debt	$74	$134
Long-term debt	25,281	1,234
	$25,355	$1,368

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

As of March 31, 2013 and December 30, 2012, letters of credit issued under the August 2011 letter of credit facility with Deutsche Bank totaled $703.3 million and $725.3 million, respectively.

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

As of March 31, 2013 and December 30, 2012, letters of credit issued under the Deutsche Bank Trust facility amounted to $1.8 million and $17.5 million, respectively, which were fully collateralized with restricted cash on the Condensed Consolidated Balance Sheets.

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

The Company is required to recognize derivative instruments as either assets or liabilities at fair value in its Balance Sheets. It is the Company's policy to present all derivative fair value amounts gross on its Condensed Consolidated Balance Sheets regardless of legal right of offset. The Company utilizes the income approach and mid-market pricing to calculate the fair value of its option and forward contracts based on market volatilities, spot and forward rates, interest rates, and credit default swaps rates from published sources. The following table presents information about the Company's hedge instruments measured at fair value on a recurring basis as of March 31, 2013 and December 30, 2012, all of which utilize Level 2 inputs under the fair value hierarchy:

(In thousands)	Balance Sheet Classification	March 31, 2013	December 30, 2012
Assets	Prepaid expenses and other current assets
Derivatives designated as hedging instruments:
Foreign currency option contracts		$2,580	$519
Foreign currency forward exchange contracts		298	—
		$2,878	$519
Derivatives not designated as hedging instruments:
Foreign currency option contracts		$618	$25
Foreign currency forward exchange contracts		4,156	731
		$4,774	$756

Liabilities	Accrued liabilities
Derivatives designated as hedging instruments:
Foreign currency option contracts		$10	$387
Foreign currency forward exchange contracts		4	23
		$14	$410

Derivatives not designated as hedging instruments:
Foreign currency option contracts		$618	$26
Foreign currency forward exchange contracts		5,714	4,455
		$6,332	$4,481

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

The following table summarizes the pre-tax amount of unrealized gain or loss recognized in "Accumulated other comprehensive income" ("OCI") in "Stockholders' equity" in the Condensed Consolidated Balance Sheets:

	Three Months Ended
(In thousands)	March 31, 2013	April 1, 2012
Derivatives designated as cash flow hedges:
Gain (loss) in Accumulated OCI at the beginning of the period	$(243)	$10,473
Unrealized gain (loss) recognized in OCI (effective portion)	2,448	(2,425)
Less: Loss (gain) reclassified from Accumulated OCI to revenue (effective portion)	387	(3,325)
Net gain (loss) on derivatives	$2,835	$(5,750)
Gain in Accumulated OCI at the end of the period	$2,592	$4,723

The following table summarizes the amount of gain or loss recognized in "Other, net" in the Condensed Consolidated Statements of Operations in the three months ended March 31, 2013 and April 1, 2012:

	Three Months Ended
(In thousands)	March 31, 2013	April 1, 2012
Derivatives designated as cash flow hedges:
Loss recognized in "Other, net" on derivatives (ineffective portion and amount excluded from effectiveness testing)	$(789)	$(365)
Derivatives not designated as hedging instruments:
Gain (loss) recognized in "Other, net"	$166	$(1,290)

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

As of March 31, 2013, the Company had designated outstanding cash flow hedge option contracts and forward contracts with an aggregate notional value of $53.6 million and $25.9 million, respectively. The maturity dates of the outstanding contracts as of March 31, 2013 range from April 2013 to September 2013. As of December 30, 2012, the Company had designated outstanding hedge option contracts and forward contracts with an aggregate notional value of $71.0 million and $26.4 million, respectively. The Company designates either gross external or intercompany revenue up to its net economic exposure. These derivatives have a maturity of one year or less and consist of foreign currency option and forward contracts. The effective portion of these cash flow hedges are reclassified into revenue when third party revenue is recognized in the Condensed Consolidated Statements of Operations.

The Company expects to reclassify the majority of its net gains or losses related to these option and forward contracts that are included in accumulated other comprehensive gain as of March 31, 2013 to revenue in the next 12 months. The Company uses the spot to spot method to measure the effectiveness of its cash flow hedges. Under this method for each reporting period, the change in fair value of the forward contracts attributable to the changes in spot exchange rates (the effective portion) is reported in accumulated other comprehensive income (loss) on its consolidated balance sheet and the remaining change in fair value of the forward contract (the excluded and the ineffective portions, if any) is recognized in other income (expense), net, in its Condensed Consolidated Statement of Operations. The premium paid or time value of an option on the date of purchase is recorded as an asset in the Condensed Consolidated Balance Sheets. Thereafter, any change in value related to time value is included in "Other, net" in the Condensed Consolidated Statements of Operations. The Company additionally had offsetting non-designated option contracts with an aggregate notional value of $12.8 million and zero as of March 31, 2013 and December 30, 2012, respectively.

Under cash flow hedge accounting rules for foreign currency derivatives, the Company reflects the effective gains and losses on its hedged transactions in accumulated other comprehensive income (loss) rather than current earnings until the hedged transactions occur. However, if the Company determines that the anticipated hedged transactions are probable not to occur, it must immediately reclassify any cumulative market gains and losses into its Condensed Consolidated Statement of Operations. During the three months ended March 31, 2013, the Company determined that all its anticipated hedged transactions were probable to occur.

Non-Designated Derivatives Hedging Transaction Exposure

Other derivatives not designated as hedging instruments consist of forward contracts used to hedge re-measurement of foreign currency denominated monetary assets and liabilities primarily for intercompany transactions, receivables from customers, and payables to third parties. Changes in exchange rates between the Company's subsidiaries' functional currencies and the currencies in which these assets and liabilities are denominated can create fluctuations in the Company's reported consolidated financial position, results of operations and cash flows. The Company enters into forward contracts, which are originally designated as cash flow hedges, and de-designates them upon recognition of the anticipated transaction to protect resulting non-functional currency monetary assets. These forward contracts as well as additional forward contracts are entered into to hedge foreign currency denominated monetary assets and liabilities against the short-term effects of currency exchange rate fluctuations. The Company records its derivative contracts that are not designated as hedging instruments at fair value with the related gains or losses recorded in "Other, net" in the Condensed Consolidated Statements of Operations. The gains or losses on these contracts are substantially offset by transaction gains or losses on the underlying balances being hedged. As of March 31, 2013 and December 30, 2012, the Company held forward contracts with an aggregate notional value of $49.7 million and $121.8 million, respectively, to hedge balance sheet exposure. The maturity dates of these contracts range from April 2013 to November 2013.

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

Note 11. INCOME TAXES

In the three months ended March 31, 2013, the Company's income tax provision of $3.0 million on a loss before income taxes and equity in losses of unconsolidated investees of $58.6 million was primarily due to projected tax expense in profitable foreign jurisdictions as well as minimum taxes. In the three months ended April 1, 2012, the Company's income tax provision was $1.4 million on a loss before income taxes and equity in losses of unconsolidated investees of $69.7 million was primarily due to projected tax expense in profitable foreign jurisdictions.

Note 12. NET LOSS PER SHARE OF COMMON STOCK

The Company calculates net income (loss) per share by dividing earnings allocated to common stockholders by the weighted average number of common shares outstanding for the period.

Diluted weighted average shares is computed using basic weighted average shares plus any potentially dilutive securities outstanding during the period using the if-converted method and treasury-stock-type method, except when their effect is anti-dilutive. Potentially dilutive securities include stock options, restricted stock units, senior convertible debentures, amended warrants associated with the CSO2015, and the Upfront Warrants held by Total. As a result of the net loss from continuing operations for the three months ended March 31, 2013 and December 30, 2012 there is no dilutive impact to the net loss per share calculation for the period.

The following table presents the calculation of basic and diluted net loss per share:

	Three Months Ended
(In thousands, except per share amounts)	March 31, 2013	April 1, 2012
Basic and Diluted net loss per share:
Numerator: Net loss available to common stockholders	$(54,696)	$(74,530)
Denominator: Basic and diluted weighted-average common shares	119,553	111,785
Basic and diluted net loss per share	$(0.46)	$(0.67)

Holders of the Company's 4.75% debentures may convert the debentures into shares of the Company's common stock, at the applicable conversion rate, at any time on or prior to maturity. The 4.75% debentures are included in the calculation of diluted net income per share if their inclusion is dilutive under the if-converted method. During both the three months ended March 31, 2013 and December 30, 2012, there were zero dilutive potential common shares under the 4.75% debentures.

Holders of the Company's 0.75% debentures may, under certain circumstances at their option, convert the debentures into cash and, if applicable, shares of the Company's common stock at the applicable conversion rate, at any time on or prior to maturity. The 0.75% debentures are included in the calculation of diluted net income per share if their inclusion is dilutive under the treasury-stock-type method. The Company's average stock price during the three months ended March 31, 2013 and December 30, 2012 did not exceed the conversion price for the 0.75% debentures. Under the treasury-stock-type method, the Company's 0.75% debentures will generally have a dilutive impact on net income per share if the Company's average stock price for the period exceeds the conversion price for the debentures.

Holders of the Company's 4.50% debentures may, under certain circumstances at their option, convert the debentures into cash, and not into shares of the Company's common stock (or any other securities). Therefore, the 4.50% debentures are excluded from the net income per share calculation.

Holders of the amended and restated Warrants under the CSO2015, upon exercise of the 4.50% Warrants, may acquire up to 11.1 million shares of the Company's common stock at an exercise price of $24.00 (see Note 9). If the market price per share of the Company's common stock for the period exceeds the established strike price, the 4.50% Warrants will have a dilutive effect on its diluted net income per share using the treasury-stock-type method.

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

The following is a summary of outstanding anti-dilutive potential common stock which was excluded from income per diluted share in the following periods:

	As of
(In thousands)	March 31, 2013 (1)	April 1, 2012 (1)
Stock options	313	410
Restricted stock units	5,687	4,413
Warrants (under the CSO2015)	*	*
Upfront Warrants (held by Total)	9,532	**
4.75% debentures	8,712	8,712
0.75% debentures	*	*

(1)
As a result of the net loss per share for the three months ended March 31, 2013 and April 1, 2012, the inclusion of all potentially dilutive stock options, restricted stock units, and common shares under the 4.75% debentures would be anti-dilutive. Therefore, those stock options, restricted stock units and shares were excluded from the computation of the weighted-average shares for diluted net loss per share for such period.

*
The Company's average stock price during the three months ended March 31, 2013 and April 1, 2012 did not exceed the conversion price for the amended warrants (under the CSO2015) and 0.75% debentures and those instruments were thus non-dilutive in such periods.

**
The Upfront Warrants were issued in the first quarter of fiscal 2012. The Company's stock price as of the last business day of the first quarter of fiscal 2012 did not exceed the exercise price of the Upfront Warrants.

Note 13. STOCK-BASED COMPENSATION

The following table summarizes the consolidated stock-based compensation expense by line item in the Condensed Consolidated Statements of Operations:

	Three Months Ended
(In thousands)	March 31, 2013	April 1, 2012
Cost of Americas revenue	$778	$1,129
Cost of EMEA revenue	441	965
Cost of APAC revenue	491	265
Research and development	1,122	1,780
Sales, general and administrative	5,684	8,402
Total stock-based compensation expense	$8,516	$12,541

The following table summarizes the consolidated stock-based compensation expense by type of awards:

	Three Months Ended
(In thousands)	March 31, 2013	April 1, 2012
Employee stock options	$—	$326
Restricted stock units	8,811	13,574
Change in stock-based compensation capitalized in inventory	(295)	(1,359)
Total stock-based compensation expense	$8,516	$12,541

Note 14. SEGMENT INFORMATION

The Company's President and Chief Executive Officer, as the CODM, has organized the Company, manages resource allocations and measures performance of the Company's activities among these three regional segments: (i) the Americas Segment, (ii) the EMEA Segment, and (iii) the APAC Segment. The Americas Segment includes both North and South America. The EMEA Segment includes European countries, as well as the Middle East and Africa. The APAC segment includes all Asia-Pacific countries.

The CODM assesses the performance of the three regional segments using information about their revenue and gross margin after certain adjustments to reflect the substance of the revenue transactions for certain utility and power plant projects, and adding back certain non-cash expenses such as stock-based compensation expense and interest expense, as well as other items including loss on change in European government incentives, accelerated depreciation associated with the Company's manufacturing step reduction program, and amortization of other intangible assets. The CODM does not review asset information by segment.

The following tables present revenue by segment, cost of revenue by segment and gross margin by segment and revenue by significant customer. Revenue is based on the destination of the shipments.

	Three Months Ended
(In thousands):	March 31, 2013	April 1, 2012
Revenue
Americas	$484,122	$281,493
EMEA	68,652	156,110
APAC	82,659	56,528
Total Revenue	635,433	494,131
Cost of revenue
Americas	416,081	242,119
EMEA	91,494	156,845
APAC	68,545	49,919
Total cost of revenue	576,120	448,883
Gross margin	$59,313	$45,248

	Three Months Ended
	March 31, 2013	April 1, 2012
Revenue by region (in thousands):
Americas (as reviewed by CODM)	$423,321	$367,696
Utility and power plant projects	60,801	(86,203)
Americas	$484,122	$281,493

EMEA (as reviewed by CODM)	$68,652	$155,917
Other	—	193
EMEA	$68,652	$156,110

APAC	$82,659	$56,528

Cost of revenue by region (in thousands):
Americas (as reviewed by CODM)	$285,785	$306,880
Utility and power plant projects	128,939	(70,445)
Stock-based compensation expense	778	1,129
Non-cash interest expense	220	218
Other	359	4,337
Americas	$416,081	$242,119

EMEA (as reviewed by CODM)	$90,738	$151,423
Stock-based compensation expense	441	965
Non-cash interest expense	129	176
Other	186	4,281
EMEA	$91,494	$156,845

APAC (as reviewed by CODM)	$67,617	$48,309
Stock-based compensation expense	491	265
Non-cash interest expense	179	65
Other	258	1,280
APAC	$68,545	$49,919

Gross margin by region:
Americas (as reviewed by CODM)	32%	17%
EMEA (as reviewed by CODM)	(32)%	3%
APAC (as reviewed by CODM)	18%	15%
Americas	14%	14%
EMEA	(33)%	0%
APAC	17%	12%

Depreciation by region (in thousands):
Americas	$9,815	$14,061
EMEA	5,833	10,967
APAC	7,972	4,043

		Three Months Ended
(As a percentage of total revenue)		March 31, 2013	April 1, 2012
Significant Customers:	Business Segment
NRG Solar, Inc.	Americas	44%	23%
MidAmerican Energy Holdings Company	Americas	13%	*

* denotes less than 10% during the period

Note 15. SUBSEQUENT EVENTS

On April 4, 2013, the Company repaid $100.0 million of outstanding obligations under the revolving credit facility with Credit Agricole. Subsequent to this repayment, the Company had no outstanding obligations under this credit facility.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are statements that do not represent historical facts and the assumptions underlying such statements. We use words such as "anticipate," "believe," "continue," "could," "estimate," "expect," "intend," "may," "plan," "predict," "potential," "will," "would," "should," and similar expressions to identify forward-looking statements. Forward-looking statements in this Quarterly Report on Form 10-Q include, but are not limited to, our plans and expectations regarding future financial results, expected operating results, business strategies, projected costs and cost reduction, products, ability to monetize utility projects, competitive positions, management's plans and objectives for future operations, the sufficiency of our cash and our liquidity, our ability to obtain financing, the availability of credit and liquidity support from Total S.A. under the Credit Support Agreement and Liquidity Support Agreement, the ability to comply with debt covenants and cure any defaults, trends in average selling prices, the success of our joint ventures and acquisitions, expected capital expenditures, warranty matters, outcomes of litigation, our exposure to foreign exchange, interest and credit risk, general business and economic conditions, industry trends, impact of changes in government incentives, expected restructuring charges, and the likelihood of any impairment of project assets, long-lived assets and intangible assets. These forward-looking statements are based on information available to us as of the date of this Quarterly Report on Form 10-Q and current expectations, forecasts and assumptions and involve a number of risks and uncertainties that could cause actual results to differ materially from those anticipated by these forward-looking statements. Such risks and uncertainties include a variety of factors, some of which are beyond our control. Please see "Part II. Item 1A: Risk Factors" herein and our other filings with the Securities and Exchange Commission ("SEC"), including our Annual on Form 10-K for the year ended December 30, 2012 as amended (the "fiscal 2012 Form 10-K"), for additional information on risks and uncertainties that could cause actual results to differ. These forward-looking statements should not be relied upon as representing our views as of any subsequent date, and we are under no obligation to, and expressly disclaim any responsibility to, update or alter our forward-looking statements, whether as a result of new information, future events or otherwise.

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

We believe that there are several factors that set us apart when compared with various competitors:

–	A go-to-market platform that is broad and deep, given our more than eight years in rooftop and ground mount channels, including turn-key systems:

•	High performance delivered by enhancing energy delivery and financial return through systems technology design;

•	Cutting edge systems designed to meet customer needs and reduce cost, including non-penetrating, fast roof installation technologies; and

•	Expanded reach enhanced by Total S.A.'s long-established presence in many countries where significant solar installation goals are being established;

–
A technological advantage which includes being the only solar company manufacturing back-contact, back-junction cells, and our modules producing more electricity, lasting longer and degrading more slowly:

•	Superior performance, including the ability to generate up to 50% more power per unit area than conventional solar cells;

•	Superior aesthetics, with our uniformly black surface design that eliminates highly visible reflective grid lines and metal interconnection ribbons;

•	Superior reliability, as confirmed by multiple independent reports and internal reliability data;

•	Superior energy production per rated watt of power, as confirmed by multiple independent reports;

•	The ability to transport more KW per pound using less packaging, resulting in lower distribution costs; and

•	More efficient use of silicon, a key raw material used in the manufacture of solar cells;

–	Costs that are decreasing faster and more steadily as a result of an aggressive, but we believe achievable, cost reduction plan as well as value that benefits all customers:

•
We offer a significantly lower area-related cost structure for our customers because our solar panels require a substantially smaller roof or land area than conventional solar technology and half or less of the roof or land area of many commercial solar thin film technologies;

•	Through our leasing program, customers can get high efficiency solar products for no money down at competitive energy rates; and

•	Solar power systems designed to generate electricity over a system life typically exceeding 25 years; and

–	Strong balance sheet backed by Total S.A. that gives us an advantage in today's challenging environment.

Segments Overview

We manage resource allocations and measure performance among three regional segments: (i) the Americas Segment, (ii) the EMEA Segment, and (iii) the APAC Segment. The Americas Segment includes both North and South America. The EMEA Segment includes European countries, as well as the Middle East and Africa. The APAC segment includes all Asia-Pacific countries.

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

Fiscal Years

We have a 52-to-53-week fiscal year that ends on the Sunday closest to December 31. Accordingly, every fifth or sixth year will be a 53-week fiscal year. Both fiscal years 2013 and 2012 are 52-week fiscal years. The first quarter of fiscal 2013 ended on March 31, 2013, while the first quarter of fiscal 2012 ended on April 1, 2012. Both the first quarter of fiscal 2013 and fiscal 2012 were 13-week quarters.

Outlook

During fiscal 2012 and 2011 we saw a decline in overall demand for solar systems, primarily in Europe, as a result of the decline in European government incentives. The resulting over-supply environment drove down average selling prices across all product and service lines. Pricing pressures are expected to generally continue throughout fiscal 2013.

We further are focused on reducing the cost of our solar panels and systems and are working with our suppliers and partners along all steps of the value chain to reduce costs by improving manufacturing technologies and expanding economies of scale. We continue to emphasize improvement of our solar cell efficiency and LCOE performance through enhancement of our existing products, development of new products and reduction of manufacturing cost and complexity in conjunction with our overall cost-control strategies.

We plan to continue to expand our business in growing and sustainable markets. In fiscal 2012 we announced the first commercial deployment of our SunPower® C-7 Tracker technology under a power purchase agreement ("PPA") and commenced commercial production of our next generation solar cell with demonstrated efficiencies of up to 24%. During the first quarter of fiscal 2013 we launched our SunPower X-Series Solar Panels, a new panel line for the residential market with demonstrated efficiencies of up to 21.5%.

Residential Leasing Program

In fiscal 2011, we launched our residential lease program with dealers in the United States, in partnership with a third-party financial institution, which allows customers to obtain SunPower systems under lease agreements up to 20 years, subject to financing availability. We have entered into multiple facilities with financial institutions that will provide financing to support additional residential solar lease projects. The program includes system maintenance and warranty coverage as well as an early buy-out option after six years or at any time when the lessees sell their home. Leases are classified as either operating or sales-type leases in accordance with the relevant accounting guidelines.

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

Results of Operations

Revenue

	Three Months Ended
(In thousands)	March 31, 2013	April 1, 2012	% Change
Americas	$484,122	$281,493	72%
EMEA	68,652	156,110	(56)%
APAC	82,659	56,528	46%
Total revenue	$635,433	$494,131	29%

Total Revenue:  Our total revenue increased $141.3 million, or 29%, during the three months ended March 31, 2013 as compared to the three months ended April 1, 2012 primarily due to revenue recognized on large scale utility projects in North America partially offset by a decline in utility-scale solar projects and related revenue within the EMEA region. We recognized revenue on 172.8 MW in the three months ended March 31, 2013 as compared to 195.7 MW in the three months ended April 1, 2012, representing a 46% increase in revenue per watt, primarily resulting from timing of revenue recognition on certain large utility-scale projects under construction in North America.

Concentrations: Sales outside the Americas Segment represented approximately 24% and 43% of total revenue in each of the three months ended March 31, 2013 and April 1, 2012, respectively. The increase in percentage of sales within the Americas Segments was primarily due to increasing demand in the United States for our solar power products within the residential, commercial, and utility sectors and the commencement of revenue recognition on additional large scale utility projects in North America, coupled with a slowdown in project development and component shipments in Europe due to reductions in government incentives and decline in the overall European economy.

The table below represents our significant customers which accounted for greater than 10 percent of total revenue in each of the three months ended March 31, 2013 and April 1, 2012, respectively.

		Three Months Ended
Revenue		March 31, 2013	April 1, 2012
Significant Customers:	Business Segment
NRG Solar, Inc.	Americas	44%	23%
MidAmerican Energy Holdings Company	Americas	13%	*

*    denotes less than 10% during the period

Americas Revenue: Americas revenue increased 72% during the three months ended March 31, 2013 as compared to the three months ended April 1, 2012 primarily as a result of an increase in the number and size of the various utility-scale solar power systems under construction, which includes revenue recognition on the 250 MW California Valley Solar Ranch ("CVSR") project in San Luis Obispo County, California; the 579 MW Antelope Valley Solar Projects ("AVSP") in California; and a 5 MW project in Hawaii during the first quarter of fiscal 2013. This increase was partially offset by projects which were substantially completed during the interim period as well as a decrease in component sales within the region.

EMEA Revenue:  EMEA revenue decreased 56% during the three months ended March 31, 2013 as compared to the three months ended April 1, 2012 primarily due to the decline in utility-scale solar projects and related revenue as well as a decrease in volume of component sales.

APAC Revenue: APAC revenue increased 46% during the three months ended March 31, 2013 as compared to the three months ended April 1, 2012 primarily driven by additional component sales in Japan, which increased 130% in volume period over period. This was partially offset by declines in average selling prices.

Cost of Revenue

	Three Months Ended
(In thousands)	March 31, 2013	April 1, 2012	% Change
Americas	$416,081	$242,119	72%
EMEA	91,494	156,845	(42)%
APAC	68,545	49,919	37%
Total cost of revenue	$576,120	$448,883	28%
Total cost of revenue as a percentage of revenue	91%	91%
Total gross margin percentage	9%	9%

Total Cost of Revenue: Our total cost of revenue increased $127.2 million, or 28%, during the three months ended March 31, 2013 as compared to the three months ended April 1, 2012 primarily as a result of an increase in the number and size of the various utility-scale solar power systems under construction in North America and timing of recognition. These increases were partially offset by an overall decrease in material costs.

Gross Margin

	Three Months Ended
(In thousands)	March 31, 2013	April 1, 2012	% Change
Americas	14%	14%	0%
EMEA	(33)%	0%	(33)%
APAC	17%	12%	5%

Americas Gross Margin: Gross margin for our Americas Segment was 14% during both the three months ended March 31, 2013 and April 1, 2012. Gross margin remained flat period over period as a result of increased revenue from large utility-scale solar power systems under construction combined with lower material costs, offset by industry declines in average selling prices.

EMEA Gross Margin: Gross margin for our EMEA Segment decreased during the three months ended March 31, 2013 as compared to the three months ended April 1, 2012 as a result of declines in government incentives resulting in changes in market demand. The changes in demand, general financing constraints experienced in the European economy, and the over-supply environment continued to significantly drive down average selling prices throughout the region at a rate greater than reductions of material and other costs.

APAC Gross Margin: Gross margin for our APAC Segment increased 5% during the three months ended March 31, 2013 as compared to the three months ended April 1, 2012 as a result of additional component sales in Japan as well as lower material costs, partially offset by declines in average selling prices.

Research and Development ("R&D")

	Three Months Ended
(In thousands)	March 31, 2013	April 1, 2012	% Change
R&D Expense	$13,170	$16,726	(21)%
As a percentage of revenue	2%	3%

R&D expense decreased $3.6 million or 21% in the three months ended March 31, 2013 as compared to the three months ended April 1, 2012 primarily a result of additional costs incurred in the first quarter of fiscal 2012 associated with the implementation of our manufacturing step reduction program included as part of our cost reduction roadmap, partially offset by additional labor costs in the first quarter of fiscal 2013 due to increased headcount and salary related expenses.

Sales, General and Administrative ("SG&A")

	Three Months Ended
(In thousands)	March 31, 2013	April 1, 2012	% Change
Total SG&A	$70,092	$76,194	(8)%
As a percentage of revenue	11%	15%

SG&A expense decreased $6.1 million, or 8%, during the three months ended March 31, 2013 as compared to the three months ended April 1, 2012 primarily as a result of our cost-control strategy implemented in response to the changes in the European market and resulting restructuring activities, including the overall reduction of consulting charges in Europe and the United States. Additionally contributing to the reduction in SG&A expense was decreased stock compensation expense due to lower valuation of stock grants as a result of the decline in our share price during fiscal 2012.

Restructuring Charges

	Three Months Ended
(In thousands)	March 31, 2013	April 1, 2012	% Change
October 2012 Plan	$(578)	$—	100%
Legacy Restructuring Plans	241	3,046	(92)%
Restructuring charges	$(337)	$3,046
As a percentage of revenue	—%	1%

Total restructuring charges decreased $3.4 million in the three months ended March 31, 2013 as compared to three months ended April 1, 2012 due to the substantial completion of the activities associated with legacy restructuring plans approved in fiscal 2012 and 2011.

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

Legacy Restructuring Plans: During fiscal 2012 and 2011, we implemented approved restructuring plans, related to all segments, to align with changes in the global solar market which included the consolidation of our Philippine manufacturing operations as well as actions to accelerate operating cost reduction and improve overall operating efficiency. These restructuring activities were substantially complete as of March 31, 2013. The Company expects to continue to incur restructuring costs as it revises previous estimates in connection with these plans. Revisions to estimates will primarily be due to changes in assumptions associated with lease and related termination costs.

See Note 6 of our Notes to Condensed Consolidated Financial Statements for further information regarding our restructuring plans.

Other Income (Expense), Net

	Three Months Ended
(In thousands)	March 31, 2013	April 1, 2012	% Change
Interest income	$255	$342	(25)%
Interest expense	(27,034)	(18,701)	45%
Other, net	(8,256)	(672)	1,129%
Other income (expense), net	$(35,035)	$(19,031)	84%
As a percentage of revenue	(6)%	(4)%

Other expense, net increased $16.0 million, or 84%, in the three months ended March 31, 2013 as compared to the three months ended April 1, 2012. The overall increase was primarily driven by (i) an $8.3 million increase in interest expense primarily due to additional non-cash interest expense as a result of amortization expense recorded for warrants issued to Total in connection with the Liquidity Support Agreement executed on February 28, 2012; (ii) a $4.7 million charge related to an impairment of our investment in an unconsolidated investee; (iii) a $2.1 million net unfavorable change in derivatives and foreign exchange resulting from expensing the time value of option contracts and forward points on forward exchange contracts of effective cash flow hedges; and (iv) an increase in other net expense of $0.9 million.

Income Taxes

	Three Months Ended
(In thousands)	March 31, 2013	April 1, 2012	% Change
Provision for income taxes	$(2,989)	$(1,356)	120%
As a percentage of revenue	—%	—%

In the three months ended March 31, 2013, our income tax provision of $3.0 million, on a loss before income taxes and equity in losses of unconsolidated investees of $58.6 million, was due to foreign income in certain jurisdictions where our operations were profitable as well as minimum taxes. In the three months ended April 1, 2012, our income tax provision of $1.4 million, on a loss before income taxes and equity in losses of unconsolidated investees of $69.7 million, was due to foreign income in certain jurisdictions where our operations were profitable.

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

We record a valuation allowance to reduce our United States and French deferred tax assets to the amount that is more likely than not to be realized. In assessing the need for a valuation allowance, we consider historical levels of income, expectations and risks associated with the estimates of future taxable income and ongoing prudent and feasible tax planning strategies. In the event we determine that we would be able to realize additional deferred tax assets in the future in excess of the net recorded amount, or if we subsequently determine that realization of an amount previously recorded is unlikely, we would record an adjustment to the deferred tax asset valuation allowance, which would change income tax in the period of adjustment. As of March 31, 2013, we believe there is insufficient evidence to realize additional deferred tax assets in fiscal 2013.

Equity in Loss of Unconsolidated Investees

	Three Months Ended
(In thousands)	March 31, 2013	April 1, 2012	% Change
Equity in loss of unconsolidated investees	$(333)	$(3,425)	(90)%
As a percentage of revenue	(0.1)%	0.7%

Our equity in earnings of unconsolidated investees for the three months ended March 31, 2013 and April 1, 2012 was a net loss of $0.3 million and net loss of $3.4 million, respectively. The decrease in net loss period over period is primarily attributable to the sale of our remaining equity ownership in Woongjin Energy during first quarter of fiscal 2012.

Net Loss

	Three Months Ended
(In thousands)	March 31, 2013	April 1, 2012	% Change
Net loss	$(54,696)	$(74,530)	(27)%

Net loss decreased $19.8 million, or 27%, in the three months ended March 31, 2013 as compared to the three months ended April 1, 2012. The decrease in net loss is primarily driven by: (i) a $14.1 million increase in gross margin primarily due to an increase in the number and size of the various utility-scale solar power systems under construction in North America and timing of recognition, and (ii) a $13.0 million decrease in operating expenses attributable to our cost-control strategy implemented in response to the changes in the European market and resulting restructuring activities in fiscal 2012. Information about other significant variances in our results of operations is described above.

Net loss attributable to noncontrolling interest

	Three Months Ended
(In thousands)	March 31, 2013	April 1, 2012	% Change
Net loss attributable to noncontrolling interest	$7,273	$—	100%

In the first quarter of fiscal 2013, we entered into a facility with a third-party investor under which the investor was determined to hold a noncontrolling interest in one of our consolidated subsidiaries. We attribute the net assets of the less than wholly owned subsidiary to the controlling and noncontrolling interests under the hypothetical liquidation at book value method as this method most closely mirrors the economics of the governing contractual arrangements. We allocate recorded income (loss) to each investor based on the change, during the reporting period, of the amount of net assets each investor is entitled to under the governing contractual arrangements in a liquidation scenario.

Liquidity and Capital Resources

Cash Flows

A summary of the sources and uses of cash and cash equivalents is as follows:

	Three Months Ended
(In thousands)	March 31, 2013	April 1, 2012
Net cash provided by (used in) operating activities	$166,863	$(120,708)
Net cash provided by (used in) investing activities	(35,922)	13,060
Net cash used in financing activities	(81,899)	(317,686)

Operating Activities

Net cash provided by operating activities in the three months ended March 31, 2013 was $166.9 million and was primarily the result of: (i) decrease of $197.5 million in prepaid expense and other assets primarily related to deferred costs associated with several large utility-scale solar projects under construction in North America; (ii) decrease of $60.3 million in accounts receivable; and (iii) $50.3 million of non-cash charges primarily attributable to depreciation and amortization, non-cash interest and stock compensation expense. This was partially offset by (i) a net loss of $62.0 million, and (ii) an increase of $79.2 million in other operating assets, net of changes to operating liabilities.

Net cash used in operating activities in the three months ended April 1, 2012 was $120.7 million and was primarily the result of: (i) a net loss of $74.5 million; (ii) increase in inventories and project assets of $125.6 million for construction of future and current projects primarily in North America; (iii) increases in prepaid expense and other assets of $67.5 million primarily related to deferred costs associated with the construction of the 250 MW California Solar Valley Ranch project as well as deferred costs associated with the build of systems under our residential leasing program; and (iv) an increase in advance to suppliers of $15.7 million. This was partially offset by (i) a decrease in accounts receivable of $87.7 million; (ii) non-cash impairment changes of $9.0 million related to the write-down of third party inventory; (iii) other non-cash charges of $53.6 million primarily related to depreciation and amortization, stock based compensation, and non-cash interest charges; and (iv) an increase of $12.3 million in other operating liabilities, net of changes to operating assets.

Investing Activities

Net cash used in investing activities in the three months ended March 31, 2013 was $35.9 million, which included $53.7 million related to costs associated with solar power systems leased and to be leased, as well as capital expenditures primarily associated with improvements to our current generation solar cell manufacturing technology. This was partially offset by $17.8 million of restricted cash released back to us due to expirations of fully cash-collateralized letter of credits under the September 2011 Letter of Credit Facility with Deutsche Bank Trust and transition of outstanding letter of credits into the August 2011 Deutsche Bank facility under which payment of obligations is guaranteed by Total S.A.

Net cash provided by investing activities in the three months ended April 1, 2012 was $13.1 million, which included: (i) $43.9 million of restricted cash released back to us due to expirations of fully cash-collateralized letter of credits under the September 2011 Letter of Credit Facility with Deutsche Bank Trust and transition of outstanding letter of credits into the August 2011 Deutsche Bank facility under which payment of obligations is guaranteed by Total S.A.; (ii) $17.4 million in proceeds from the sale of our equity interest in Woongjin Energy on the open market; and (iii) $0.4 million in proceeds from the sale of equipment to a third-party. This was partially offset by (i) $32.8 million related to capital expenditures primarily associated with improvements to our current generation solar cell manufacturing technology, leasehold improvements associated with our San Jose, California office, and the build out of our new solar panel assembly facility in Mexicali, Mexico, and other projects and (ii) $15.9 million in costs associated with solar power systems leased and to be leased.

Financing Activities

Net cash used in financing activities in the three months ended March 31, 2013 was $81.9 million, made up of: (i) repayments of $180.5 million of our outstanding borrowings primarily under the Credit Agricole revolving credit facility, and (ii) $10.7 million in purchases of stock for tax withholding obligations on vested restricted stock. This was partially offset by (i) $39.1 million of financing proceeds associated with our residential lease program; (ii) $33.9 million of proceeds associated with a sale leaseback financing arrangement; (iii) $24.1 million from project loans; and (iv) $12.3 million of contributions from a noncontrolling interest.

Net cash used in financing activities in the three months ended April 1, 2012 of $317.7 million reflects cash received of: (i) $178.3 million of cash distributions in connection with the transfer of entities under common control; (ii) $198.6 million paid to fully repurchase the outstanding 1.25% convertible debentures; (iii) repayment of $100.6 million of our outstanding balance under the Credit Agricole revolving credit facility and capital lease obligations; and (iv) $3.9 million in purchases of stock for tax withholding obligations on vested restricted stock. Cash used in financing activities was partially offset by $163.7 million in proceeds from the sale of 18.6 million shares of our common stock to Total.

Debt and Credit Sources

Convertible Debentures

As of both March 31, 2013 and December 30, 2012, an aggregate principal amount of $250.0 million of the 4.50% debentures remain issued and outstanding. Interest on the 4.50% debentures is payable on March 15 and September 15 of each year. The 4.50% debentures mature on March 15, 2015. The 4.50% debentures are convertible only into cash, and not into shares of our common stock (or any other securities). Prior to December 15, 2014, the 4.50% debentures are convertible only upon specified events and, thereafter, they will be convertible at any time, based on an initial conversion price of $22.53 per share of our common stock. The conversion price will be subject to adjustment in certain events, such as distributions of dividends or stock splits. Upon conversion, we will deliver an amount of cash calculated by reference to the price of our common stock over the applicable observation period. We may not redeem the 4.50% debentures prior to maturity. Holders may also require us to repurchase all or a portion of their 4.50% debentures upon a fundamental change, as defined in the debenture agreement, at a cash repurchase price equal to 100% of the principal amount plus accrued and unpaid interest. In the event of certain events of default, such as our failure to make certain payments or perform or observe certain obligations thereunder, Wells Fargo, the trustee, or holders of a specified amount of then-outstanding 4.50% debentures will have the right to declare all amounts then outstanding due and payable. Concurrent with the issuance of the 4.50% debentures, we entered into privately negotiated convertible debenture hedge transactions and warrant transactions which represent a call spread overlay with respect to the 4.50% debentures (the "CSO2015"), assuming full performance of the counterparties and 4.50% Warrants strike prices in excess of the conversion price of the 4.50% debentures.  Please see "Conversion of our outstanding 4.75% debentures, our warrants related to our outstanding 4.50% and 4.75% debentures, and future substantial issuances or dispositions of our common stock or other securities, could dilute ownership and earnings per share or cause the market price of our stock to decrease." in "Part I. Item 1A: Risk Factors" in our fiscal 2012 Form 10-K.

As of both March 31, 2013 and December 30, 2012, an aggregate principal amount of $230.0 million of the 4.75% senior convertible debentures ("4.75% debentures") remain issued and outstanding. Interest on the 4.75% debentures is payable on April 15 and October 15 of each year. Holders of the 4.75% debentures are able to exercise their right to convert the debentures at any time into shares of our common stock at a conversion price equal to $26.40 per share. The applicable conversion rate may adjust in certain circumstances, including upon a fundamental change, as defined in the indenture governing the 4.75% debentures. If not earlier converted, the 4.75% debentures mature on April 15, 2014. Holders may also require us to repurchase all or a portion of their 4.75% debentures upon a fundamental change at a cash repurchase price equal to 100% of the principal amount plus accrued and unpaid interest. In the event of certain events of default, such as our failure to make certain payments or perform or observe certain obligations thereunder, Wells Fargo, the trustee, or holders of a specified amount of then-outstanding 4.75% debentures will have the right to declare all amounts then outstanding due and payable. Concurrent with the issuance of the 4.75% debentures, we entered into certain convertible debenture hedge transactions (the "4.75% Bond Hedge") and warrant transactions (the "4.75% Warrants") with affiliates of certain of the underwriters of the 4.75% debentures.  Please see "Conversion of our outstanding and 4.75% debentures, our warrants related to our outstanding 4.50% and 4.75% debentures, and future substantial issuances or dispositions of our common stock or other securities, could dilute ownership and earnings per share or cause the market price of our stock to decrease." in "Part I. Item 1A: Risk Factors" in our fiscal 2012 Form 10-K.

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

As of March 31, 2013 and December 30, 2012, we had $70.0 million and $75.0 million, respectively, outstanding under the mortgage loan agreement. Additionally, in accordance with the terms of the mortgage loan agreement, we are required to establish a debt service reserve account which shall contain the amount, as determined by IFC, equal to the aggregate principal and interest due on the next succeeding interest payment date after such date.

As of March 31, 2013 and December 30, 2012, we had restricted cash and cash equivalents of $9.2 million and $6.4 million, respectively, related to the IFC debt service reserve.

Loan Agreement with California Enterprise Development Authority ("CEDA")

On December 29, 2010, we borrowed from CEDA the proceeds of the $30.0 million aggregate principal amount of CEDA's tax-exempt Recovery Zone Facility Revenue Bonds (SunPower Corporation - Headquarters Project) Series 2010 (the "Bonds") maturing April 1, 2031 under a loan agreement with CEDA. Certain of our obligations under the loan agreement were contained in a promissory note dated December 29, 2010 issued by us to CEDA, which assigned the promissory note, along with all right, title and interest in the loan agreement, to Wells Fargo, as trustee, with respect to the Bonds for the benefit of the holders of the Bonds. The Bonds initially bore interest at a variable interest rate (determined weekly), but in June 2011, at our option were converted into fixed-rate bonds at 8.50% per annum (which include covenants of, and other restrictions on, us). Additionally, in accordance with the terms of the loan agreement, we are required to keep all loan proceeds on deposit with Wells Fargo, the trustee, until funds are withdrawn by us for use in relation to the design and leasehold improvements of our new corporate headquarters in San Jose, California. As of both March 31, 2013 and December 30, 2012, we had restricted cash and cash equivalents of $3.0 million for design and leasehold improvements and debt service reserves under the CEDA loan agreement.

As of both March 31, 2013 and December 30, 2012, the $30.0 million aggregate principal amount of the Bonds was classified as "Long-term debt" in our Condensed Consolidated Balance Sheets.

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

As of March 31, 2013 and December 30, 2012, we had $100.0 million and $275 million, respectively, outstanding under the revolving credit facility with Credit Agricole which was classified as "Long-term debt" on our Condensed Consolidated Balance Sheet. On April 4, 2013, we repaid the $100.0 million outstanding obligations under the revolving credit facility with Credit Agricole. Subsequent to this repayment, we had $275.0 million available under this credit facility.

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

As of March 31, 2013, letters of credit issued under the August 2011 letter of credit facility with Deutsche Bank totaled $703.3 million .

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

As of March 31, 2013 letters of credit issued under the Deutsche Bank Trust facility amounted to $1.8 million which were fully collateralized with restricted cash as classified on the Condensed Consolidated Balance Sheets.

Liquidity

As of March 31, 2013, we had unrestricted cash and cash equivalents of $505.6 million as compared to $457.5 million as of December 30, 2012. Our cash balances are held in numerous locations throughout the world and as of March 31, 2013, we had approximately $189.7 million held outside of the United States. This offshore cash is used to fund operations of our EMEA and APAC business units as well as non-U.S. manufacturing operations, which requires local payment for product materials and other expenses.  The amounts held outside of the United States represents the earnings of our foreign subsidiaries which, if repatriated to the United States under current law, would be subject to United States federal and state tax less applicable foreign tax credits. Repatriation of earnings that have not been subjected to U.S. or foreign withholding tax and which have been indefinitely reinvested outside the U.S. could result in additional United States federal income tax or foreign withholding tax payments in future years.

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

Our 4.50% debentures are convertible into cash. Under the terms of the 4.50% Warrants, we sold to affiliates of certain of the initial purchasers of the 4.50% cash convertible debentures warrants to acquire, subject to anti-dilution adjustments, up to 11.1 million shares of our common stock. The bond hedge and warrants described in Note 9 of Notes to the Condensed Consolidated Financial Statements represent a call spread overlay with respect to the 4.50% debentures. Assuming full performance by the counterparties (and 4.50% Warrants strike prices in excess of the conversion price of the 4.50% debentures), the transactions effectively reduce our potential payout over the principal amount on the 4.50% debentures upon conversion of the 4.50% debentures.

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

Certain of our customers also require performance bonds issued by a bonding agency or letters of credit issued by financial institutions, which are returned to us upon satisfaction of contractual requirements. If there is a contractual dispute with the customer, the customer may withhold the security or make a draw under such security, which could have an adverse impact on our liquidity position. Obtaining letters of credit may require adequate collateral. All letters of credit issued under our August 2011 Deutsche Bank facility are guaranteed by Total S.A. pursuant to the Credit Support Agreement. Our letter of credit facility with Deutsche Bank Trust is fully collateralized by restricted cash, which reduces the amount of cash available for operations. As of March 31, 2013 letters of credit issued under the Deutsche Bank Trust facility amounted to $1.8 million which were fully collateralized with restricted cash on the Condensed Consolidated Balance Sheets.

In fiscal 2011, we launched our residential lease program with dealers in the United States, in partnership with a third-party financial institution, which allows customers to obtain SunPower systems under lease agreements up to 20 years, subject to financing availability. We have entered into facilities with financial institutions that will provide financing to support additional residential solar lease projects. Under the terms of certain programs we receive upfront payments for periods under which the third-party financial institution has agreed to assume collection risk for certain residential leases. Changes in the amount or timing of upfront payments received from the financial institutions may have an impact on our cash position within the next twelve months. The normal collection of monthly rent payments for leases placed in service is not expected to have a material impact on our cash position within the next twelve months. In the first quarter of fiscal 2013, we entered into a facility with a third-party investor under which both parties will invest in an entity which holds SunPower solar power systems and leases with residential customers. We were determined to hold a controlling interest in the less than wholly owned entity and has fully consolidated this entity as a result (see Note 1 of Notes to the Condensed Consolidated Financial Statements). We are actively arranging additional third-party financing for our residential lease program; however, due to the general challenging credit markets worldwide, we may be unable to arrange additional financing partners for our residential lease program in future periods, which could have a negative impact on our sales. In the unlikely event that we have entered into a material number of additional leases without promptly obtaining corresponding third-party financing, our cash and working capital could be negatively impacted.

We believe that our current cash, cash equivalents and cash expected to be generated from operations will be sufficient to meet our working capital and fund our committed capital expenditures over the next 12 months, including the development and construction of solar power systems and plants over the next 12 months. In addition, we have the Liquidity Support Facility (described below) with up to $325 million available from Total S.A. to us under certain specified circumstances. However, there can be no assurance that our liquidity will be adequate over time. A significant portion of our revenue is generated from a limited number of customers and large projects and our inability to execute these projects, or to collect from these customers or for these projects, would have a significant negative impact on our business. Our capital expenditures and use of working capital may be greater than we expect if we decide to make additional investments in the development and construction of solar power plants and sales of power plants and associated cash proceeds are delayed, or if we decide to accelerate increases in our manufacturing capacity internally or through capital contributions to joint ventures. We require project financing in connection with the construction of solar power plants, which financing may not be available on terms acceptable to us. In addition, we could in the future make additional investments in our joint ventures or guarantee certain financial obligations of our joint ventures, which could reduce our cash flows, increase our indebtedness and expose us to the credit risk of our joint ventures. See also "A limited number of customers and large projects are expected to continue to comprise a significant portion of our revenues and any decrease in revenue from these customers or projects, payments of liquidated damages, or an increase in related expenses, could have a significant adverse effect on us," and "Due to the general economic environment, the continued market pressure driving down the average selling prices of our solar power products and other factors, we may be unable to generate sufficient cash flows or obtain access to external financing necessary to fund our operations and make adequate capital investments as planned" in Part I, Item 1A "Risk Factors" in our fiscal 2012 Form 10-K.

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

In the first half of 2013, $100 million of the Credit Agricole revolver and $230 million of the 4.75% debentures will have a maturity of less than 12 months and become reclassified to short term debt on our condensed consolidated balance sheet. We are evaluating options to repay or refinance such indebtedness during 2013 or 2014, but there are no assurances that we will have sufficient available cash to repay such indebtedness or we will be able to refinance such indebtedness on similar terms to the expiring indebtedness. If our capital resources are insufficient to satisfy our liquidity requirements, we may seek to sell additional equity securities or debt securities or obtain other debt financing, including under the Liquidity Support Facility. The current economic environment, however, could limit our ability to raise capital by issuing new equity or debt securities on acceptable terms, and lenders may be unwilling to lend funds on acceptable terms that would be required to supplement cash flows to support operations. The sale of additional equity securities or convertible debt securities, including under the Liquidity Support Agreement, would result in additional dilution to our stockholders (and potential for further dilution upon the exercise of warrants or the conversion of convertible debt issued under the Liquidity Support Facility) and may not be available on favorable terms or at all, particularly in light of the current conditions in the financial and credit markets. Additional debt would result in increased expenses and would likely impose new restrictive covenants which may be similar or different than those restrictions contained in the covenants under our current loan agreements and debentures. In addition, financing arrangements, including project financing for our solar power plants and letters of credit facilities, may not be available to us, or may not be available in amounts or on terms acceptable to us.

Contractual Obligations

The following summarizes our contractual obligations as of March 31, 2013:

		Payments Due by Period
(In thousands)	Total	2013 (remaining 9 months)	2014-2015	2016-2017	Beyond 2017
Convertible debt, including interest (1)	$513,399	$16,632	$496,767	$—	$—
IFC mortgage loan, including interest (2)	77,175	10,596	33,078	30,997	2,504
CEDA loan, including interest (3)	75,901	1,913	5,100	5,100	63,788
Credit Agricole revolving credit facility, including interest (4)	100,703	634	100,069	—	—
Other debt, including interest	41,560	102	5,516	4,121	31,821
Future financing commitments (5)	246,981	150,211	96,770	—	—
Operating lease commitments (6)	164,300	17,355	33,445	27,998	85,502
Sale-leaseback financing (7)	37,042	6,770	3,731	3,664	22,877
Capital lease commitments (8)	8,191	1,475	2,560	2,271	1,885
Non-cancellable purchase orders (9)	219,644	219,644	—	—	—
Purchase commitments under agreements (10)	2,347,564	497,052	811,846	521,571	517,095
Total	$3,832,460	$922,384	$1,588,882	$595,722	$725,472

(1)
Convertible debt, including interest, relates to the aggregate of $480.1 million in outstanding principal amount of our senior convertible debentures on March 31, 2013. For the purpose of the table above, we assume that all holders of the 4.50% debentures and 4.75% debentures will hold the debentures through the date of maturity in fiscal 2015 and 2014, respectively, and all holders of the 0.75% debentures will require us to repurchase the debentures on August 1, 2015, and upon conversion, the values of the senior convertible debentures will be equal to the aggregate principal amount with no premiums.

(2)
IFC mortgage loan, including interest, relates to the $70.0 million borrowed as of March 31, 2013. Under the loan agreement, we are required to repay the amount borrowed, starting 2 years after the date of borrowing, in 10 equal semiannual installments over the following 5 years. Subsequent to a waiver received from IFC, we are required to pay interest of LIBOR plus 3% per annum on outstanding borrowings through January 5, 2013, LIBOR plus 4.25% per annum on outstanding borrowings from January 6, 2013 through September 30, 2013, LIBOR plus 5% per annum on outstanding borrowings from October 1, 2013 through January 5, 2014, and LIBOR plus 3% per annum on outstanding borrowings from January 6, 2014 through maturity. If we utilize the waiver for the fourth quarter of fiscal 2013, the fiscal 2013 rates would continue to apply in fiscal 2014. If we do not need to utilize the waiver, we are required to pay interest of LIBOR plus 3% per annum on outstanding borrowings; a front-end fee of 1% on the principal amount of borrowings at the time of borrowing; and a commitment fee of 0.5% per annum on funds available for borrowing and not borrowed.

(3)
CEDA loan, including interest, relates to the proceeds of the $30.0 million aggregate principal amount of the Bonds. The Bonds mature on April 1, 2031. On June 1, 2011 the Bonds were converted to bear interest at a fixed rate of 8.50% through maturity.

(4)
Credit Agricole revolving credit facility, with interest, relates to the $100.0 million borrowed as of March 31, 2013 and maturing on January 31, 2014. We are required to pay interest on outstanding borrowings of (a) with respect to any LIBOR loan, 0.6% plus the LIBOR divided by a percentage equal to one minus the stated maximum rate of all reserves required to be maintained against "Eurocurrency liabilities" as specified in Regulation D; (b) with respect to any alternative base loan, 0.25% plus the greater of (1) the prime rate, (2) the Federal Funds rate plus 0.5%, and (3) the one month LIBOR plus 1%.

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

(7)
Sale-leaseback financing relates to future minimum lease obligations for a solar power system under a sale-leaseback arrangement which was determined to be integral equipment and accounted for under the financing method.

(8)	Capital lease commitments primarily relate to certain buildings, manufacturing and equipment under capital leases in Europe for terms of up to 12 years.

(9)	Non-cancellable purchase orders relate to purchases of raw materials for inventory and manufacturing equipment from a variety of vendors.

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

Liabilities Associated with Uncertain Tax Positions

Due to the complexity and uncertainty associated with our tax positions, we cannot make a reasonably reliable estimate of the period in which cash settlement will be made for our liabilities associated with uncertain tax positions in other long-term liabilities. Therefore, they have been excluded from the table above. As of March 31, 2013, total liabilities associated with uncertain tax positions were $35.6 million and are included in "Other long-term liabilities" in our Condensed Consolidated Balance Sheets as they are not expected to be paid within the next twelve months.

Off-Balance-Sheet Arrangements

As of March 31, 2013, we did not have any significant off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Foreign Currency Exchange Risk

Our exposure to movements in foreign currency exchange rates is primarily related to sales to European customers that are denominated in Euros. Revenue generated from European customers represented 11% and 32% our total revenue in the three months ended March 31, 2013 and April 1, 2012, respectively. A 10% change in the Euro exchange rate would have impacted our revenue by approximately $6.9 million and $15.6 million in the three months ended March 31, 2013 and April 1, 2012, respectively.

In the past, we have experienced an adverse impact on our revenue, gross margin and profitability as a result of foreign currency fluctuations. When foreign currencies appreciate against the U.S. dollar, inventories and expenses denominated in foreign currencies become more expensive. Strengthening of the Malaysian Ringgit against the U.S. dollar would increase AUOSP's liability under the facility agreement with the Malaysian government which in turn would negatively impact our equity in earnings (loss) of the unconsolidated investee. An increase in the value of the U.S. dollar relative to foreign currencies could make our solar power products more expensive for international customers, thus potentially leading to a reduction in demand, our sales and profitability. Furthermore, many of our competitors are foreign companies that could benefit from such a currency fluctuation, making it more difficult for us to compete with those companies.

We currently conduct hedging activities which involve the use of option and forward currency contracts to address our exposure to changes in the foreign exchange rate between the U.S. dollar and other currencies. As of March 31, 2013, we had outstanding hedge option currency contracts and forward currency contracts with aggregate notional values of $66.4 million and $75.6 million, respectively. As of December 30, 2012, we held option and forward contracts totaling $71.0 million and $148.2 million, respectively, in notional value. Because we hedge some of our expected future foreign exchange exposure, if associated revenues do not materialize we could experience a reclassification of ineffective gains or losses into earnings. Such a reclassification could adversely impact our revenue, margins and results of operations. We cannot predict the impact of future exchange rate fluctuations on our business and operating results.

Credit Risk

We have certain financial and derivative instruments that subject us to credit risk. These consist primarily of cash and cash equivalents, restricted cash and cash equivalents, investments, accounts receivable, notes receivable, advances to suppliers, foreign currency option contracts, foreign currency forward contracts, bond hedge and warrant transactions. We are exposed to credit losses in the event of nonperformance by the counterparties to our financial and derivative instruments. Our investment policy requires cash and cash equivalents, restricted cash and cash equivalents, and investments to be placed with high-quality financial institutions and limits the amount of credit risk from any one issuer. We additionally perform ongoing credit evaluations of our customers’ financial condition whenever deemed necessary and generally do not require collateral.

We enter into agreements with vendors that specify future quantities and pricing of polysilicon to be supplied for periods up to 10 years. Under certain agreements, we are required to make prepayments to the vendors over the terms of the arrangements. As of March 31, 2013 and December 30, 2012, advances to suppliers totaled $355.7 million and $351.4 million, respectively. Two suppliers accounted for approximately 75% and 25% of total advances to suppliers as of March 31, 2013, and approximately 76% and 23% of total advances to suppliers as of December 30, 2012. We may be unable to recover such prepayments if the credit conditions of these suppliers materially deteriorate.

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

Our interest expense would increase to the extent interest rates rise in connection with our variable interest rate borrowings. As of March 31, 2013, the outstanding principal balance of our variable interest borrowings was $170.0 million. We do not believe that an immediate 10% increase in interest rates would have a material effect on our financial statements. In addition, lower interest rates have an adverse impact on our interest income. Our investment portfolio primarily consists of $97.0 million in money market funds as of March 31, 2013, and exposes us to interest rate risk. Due to the relatively short-term nature of our investment portfolio, we do not believe that an immediate 10% increase in interest rates would have a material effect on the fair market value of our money market funds. Since we believe we have the ability to liquidate substantially all of this portfolio, we do not expect our operating results or cash flows to be materially affected to any significant degree by a sudden change in market interest rates on our investment portfolio.

Equity Price Risk involving Minority Investments in Joint Ventures and Other Non-Public Companies

Our investments held in joint ventures and other non-public companies expose us to equity price risk. As of March 31, 2013 and December 30, 2012, investments of $111.2 million and $111.5 million, respectively, are accounted for using the equity method, and $10.2 million and $14.9 million, respectively, are accounted for using the cost method. These strategic investments in third parties are subject to risk of changes in market value, which if determined to be other-than-temporary, could result in realized impairment losses. We generally do not attempt to reduce or eliminate our market exposure in equity and cost method investments. We monitor these investments for impairment and record reductions in the carrying values when necessary. Circumstances that indicate an other-than-temporary decline include the valuation ascribed to the issuing company in subsequent financing rounds, decreases in quoted market prices and declines in operations of the issuer. There can be no assurance that our equity and cost method investments will not face risks of loss in the future.

Interest Rate Risk and Market Price Risk Involving Convertible Debt

The fair market value of our 4.75%, 4.50%, and 0.75% convertible debentures is subject to interest rate risk, market price risk and other factors due to the convertible feature of the debentures. The fair market value of the debentures will generally increase as interest rates fall and decrease as interest rates rise. In addition, the fair market value of the debentures will generally increase as the market price of our common stock increases and decrease as the market price of our common stock falls. The interest and market value changes affect the fair market value of the debentures, but do not impact our financial position, cash flows or results of operations due to the fixed nature of the debt obligations, except to the extent increases in the value of our common stock may provide the holders of our 4.50% debentures, and/or 0.75% debentures the right to convert such debentures into cash in certain instances. The aggregate estimated fair value of the 4.75% debentures, 4.50% debentures, and 0.75% debentures was $480.3 million as of March 31, 2013. The aggregate estimated fair value of the 4.75% debentures, 4.50% debentures, 1.25% debentures and 0.75% debentures was $447.8 million as of December 30, 2012. Estimated fair values are based on quoted market prices as reported by an independent pricing source. A 10% increase in quoted market prices would increase the estimated fair value of our then-outstanding debentures to $528.4 million and $492.6 million as of March 31, 2013 and December 30, 2012, respectively, and a 10% decrease in the quoted market prices would decrease the estimated fair value of our then-outstanding debentures to $432.3 million and $403.0 million as of March 31, 2013 and December 30, 2012, respectively.

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

Based on their evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of March 31, 2013 at a reasonable assurance level.

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

PART II

ITEM 1. LEGAL PROCEEDINGS

The disclosure under "Legal Matters" in "Note 7. Commitments and Contingencies" in "Part I. Financial Information, Item 1. Financial Statements: Notes to Condensed Consolidated Financial Statements" of this Quarterly Report on Form 10-Q is incorporated herein by reference.

ITEM 1A. RISK FACTORS

In addition to other information set forth in this report, readers should carefully consider the risk factors discussed in "Part I. Item 1A: Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended December 30, 2012, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results.

ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The following table sets forth all purchases made by or on behalf of us or any "affiliated purchaser," as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, of shares of our common stock during each of the indicated periods.

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Publicly Announced Plans or Programs
December 31, 2012 through January 27, 2013	230	$7.72	—	—
January 28, 2013 through February 24, 2013	12,444	$8.89	—	—
February 25, 2013 through March 31, 2013	897,478	$11.82	—	—
	910,152	$11.78	—	—

(1)	The shares purchased represent shares surrendered to satisfy tax withholding obligations in connection with the vesting of restricted stock issued to employees.

ITEM 6: EXHIBITS

EXHIBIT INDEX
Exhibit Number	Description
10.1*	Mortgage Supplement No. 3, dated February 7, 2013, by and between SunPower Philippines Manufacturing Ltd., SPML Land, Inc. and International Finance Corporation.
31.1*	Certification by Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a).
31.2*	Certification by Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a).
32.1*	Certification Furnished Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*+	XBRL Instance Document.
101.SCH*+	XBRL Taxonomy Schema Document.
101.CAL*+	XBRL Taxonomy Calculation Linkbase Document.
101.LAB*+	XBRL Taxonomy Label Linkbase Document.
101.PRE*+	XBRL Taxonomy Presentation Linkbase Document.
101.DEF*+	XBRL Taxonomy Definition Linkbase Document.

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

SUNPOWER CORPORATION

Dated: May 7, 2013	By:	/s/ CHARLES D. BOYNTON

Charles D. Boynton
Executive Vice President and
Chief Financial Officer

Index to Exhibits

Exhibit Number	Description
10.1*	Mortgage Supplement No. 3, dated February 7, 2013, by and between SunPower Philippines Manufacturing Ltd., SPML Land, Inc. and International Finance Corporation.
31.1*	Certification by Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a).
31.2*	Certification by Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a).
32.1*	Certification Furnished Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*+	XBRL Instance Document.
101.SCH*+	XBRL Taxonomy Schema Document.
101.CAL*+	XBRL Taxonomy Calculation Linkbase Document.
101.LAB*+	XBRL Taxonomy Label Linkbase Document.
101.PRE*+	XBRL Taxonomy Presentation Linkbase Document.
101.DEF*+	XBRL Taxonomy Definition Linkbase Document.

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