Form 10-K/A
period 2012-12-30
SUNPOWER CORP
filed 2013-07-11
CIK 867773

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
Amendment No. 2

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

The total number of outstanding shares of the registrant's common stock as of February 15, 2013 was 119,269,194.

SUNPOWER CORPORATION

FORM 10-K/A

Explanatory Note

This Amendment No. 2 on Form 10-K/A amends the Annual Report on Form 10-K of SunPower Corporation for the fiscal year ended December 30, 2012 as originally filed with the Securities and Exchange Commission (the “SEC”) on February 25, 2013 (the “Original Filing”), as amended by Amendment No. 1 on Form 10-K/A filed with the SEC on April 29, 2013 (as so amended, the “Amended Filing”). This Form 10-K/A amends the Amended Filing to replace in their entirety the agreements filed as Exhibit Numbers 10.96 and 10.97 of the Original Filing with revised versions of those agreements. In addition, this Form 10-K/A amends Item 15 of Part IV of the Amended Filing to include new certifications by our principal executive officer and principal financial officer under Section 302 of the Sarbanes-Oxley Act of 2002 as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended. Because this Form 10-K/A includes no financial statements, we are not including certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

i

TABLE OF CONTENTS

Page
PART IV

Item 15. Exhibits and Financial Statement Schedules	1

Signatures	2

Index to Exhibits	3

ii

PART IV

ITEM 15: EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Item 15 of the Original Filing is amended by the addition of the following exhibits:

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

Exhibits marked with an extended cross (†) are subject to a request for confidential treatment filed with the SEC.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

SUNPOWER CORPORATION

Dated: July 11, 2013	By:	/s/ CHARLES D. BOYNTON

Charles D. Boynton
Executive Vice President and
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ THOMAS H. WERNER	President, Chief Executive Officer and Director	July 11, 2013
Thomas H. Werner	(Principal Executive Officer)

/S/ CHARLES D. BOYNTON	Executive Vice President and Chief Financial Officer	July 11, 2013
Charles D. Boynton	(Principal Financial Officer)

/S/ ERIC BRANDERIZ	Senior Vice President, Corporate Controller and Principal Accounting Officer	July 11, 2013
Eric Branderiz	(Principal Accounting Officer)

*	Director	July 11, 2013
Arnaud Chaperon

*	Director	July 11, 2013
Bernard Clement

Director
Catherine A. Lesjak

*	Director	July 11, 2013
Denis Giorno

*	Director	July 11, 2013
Thomas R. McDaniel

Director
Jean-Marc Otero del Val

*	Director	July 11, 2013
Humbert de Wendel

*	Director	July 11, 2013
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

Exhibits marked with an extended cross (†) are subject to a request for confidential treatment filed with the SEC.

3