Form 10-Q
period 2013-06-30
SUNPOWER CORP
filed 2013-08-02
CIK 867773

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2013
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

The total number of outstanding shares of the registrant’s common stock as of July 26, 2013 was 121,253,641.

d

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SunPower Corporation
Condensed Consolidated Balance Sheets
(In thousands, except share data)
(unaudited)

	June 30, 2013	December 30, 2012
Assets
Current assets:
Cash and cash equivalents	$580,560	$457,487
Restricted cash and cash equivalents, current portion	12,199	15,568
Short-term marketable securities	99,921	—
Accounts receivable, net	459,373	398,150
Costs and estimated earnings in excess of billings	41,317	36,395
Inventories	235,156	291,386
Advances to suppliers, current portion	78,381	50,282
Project assets - plants and land, current portion	87,430	75,911
Prepaid expenses and other current assets (1)	513,108	613,053
Total current assets	2,107,445	1,938,232

Restricted cash and cash equivalents, net of current portion	16,939	31,396
Restricted long-term marketable securities	10,231	10,885
Property, plant and equipment, net	838,174	774,909
Project assets - plants and land, net of current portion	3,235	7,596
Other intangible assets, net	556	744
Advances to suppliers, net of current portion	280,829	301,123
Other long-term assets (1)	416,146	276,063
Total assets	$3,673,555	$3,340,948

Liabilities and Equity
Current liabilities:
Accounts payable (1)	$433,123	$414,335
Accrued liabilities	253,264	247,372
Billings in excess of costs and estimated earnings	334,929	225,550
Short-term debt	15,912	14,700
Convertible debt, current portion	230,000	—
Customer advances, current portion (1)	54,743	59,648
Total current liabilities	1,321,971	961,605

Long-term debt	149,212	375,661
Convertible debt, net of current portion (1)	517,017	438,629
Customer advances, net of current portion (1)	218,313	236,082
Other long-term liabilities	487,196	335,619
Total liabilities	2,693,709	2,347,596
Commitments and contingencies (Note 7)
Equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; none issued and outstanding as of both June 30, 2013 and December 31, 2012	—	—
Common stock, $0.001 par value, 367,500,000 shares authorized; 126,527,592 shares issued, and 121,251,385 outstanding as of June 30, 2013; 123,315,990 shares issued, and 119,234,280 shares outstanding as of December 30, 2012	121	119
Additional paid-in capital	1,951,191	1,931,947
Accumulated deficit	(937,216)	(902,085)
Accumulated other comprehensive loss	(5,252)	(2,521)
Treasury stock, at cost; 5,276,207 shares of common stock as of June 30, 2013; 4,081,710 shares of common stock as of December 30, 2012	(50,291)	(34,108)
Total stockholders' equity	958,553	993,352
Noncontrolling interests in subsidiaries	21,293	—
Total equity	979,846	993,352
Total liabilities and equity	$3,673,555	$3,340,948

(1)
The Company has related party balances in connection with transactions made with unconsolidated entities in which the Company has a direct equity investment. These related party balances are recorded within the "Prepaid expenses and other current assets," "Other long-term assets," "Accounts payable," "Customer advances, current portion," "Convertible debt, net of current portion," and "Customer advances, net of current portion" financial statement line items in the Condensed Consolidated Balance Sheets (see Note 2, Note 4, Note 5, Note 7, and Note 8).

The accompanying notes are an integral part of these condensed consolidated financial statements.

SunPower Corporation
Condensed Consolidated Statements of Operations
(In thousands, except per share data)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2013	July 1, 2012	June 30, 2013	July 1, 2012

Revenue	$576,516	$595,897	$1,211,949	$1,090,028
Cost of revenue	468,655	522,397	1,044,775	971,280
Gross margin	107,861	73,500	167,174	118,748
Operating expenses:
Research and development	13,035	14,104	26,205	30,830
Sales, general and administrative	62,035	62,480	132,127	138,674
Restructuring charges	928	47,599	591	50,645
Total operating expenses	75,998	124,183	158,923	220,149
Operating income (loss)	31,863	(50,683)	8,251	(101,401)
Other income (expense), net:
Interest income	326	326	581	668
Interest expense	(24,870)	(19,400)	(51,904)	(38,101)
Other, net	443	(4,906)	(7,813)	(5,578)
Other income (expense), net	(24,101)	(23,980)	(59,136)	(43,011)
Income (loss) before income taxes and equity in earnings (loss) of unconsolidated investees	7,762	(74,663)	(50,885)	(144,412)
Provision for income taxes	(4,506)	(10,593)	(7,495)	(11,949)
Equity in earnings (loss) of unconsolidated investees	1,009	1,075	676	(2,350)
Net income (loss)	$4,265	$(84,181)	$(57,704)	$(158,711)
Net loss attributable to noncontrolling interests	15,300	—	22,573	—
Net income (loss) attributable to stockholders	$19,565	$(84,181)	$(35,131)	$(158,711)

Net income (loss) per share attributable to stockholders:
Basic	$0.16	$(0.71)	$(0.29)	$(1.38)
Diluted	$0.15	$(0.71)	$(0.29)	$(1.38)
Weighted-average shares:
Basic	120,943	118,486	120,248	115,136
Diluted	133,973	118,486	120,248	115,136

The accompanying notes are an integral part of these condensed consolidated financial statements.

SunPower Corporation
Condensed Consolidated Statements of Comprehensive Income (Loss)
(In thousands)
(unaudited)

	Three Months Ended		Six Months Ended
(In thousands)	June 30, 2013	July 1, 2012	June 30, 2013	July 1, 2012
Net income (loss)	$4,265	$(84,181)	$(57,704)	$(158,711)
Components of comprehensive income (loss):
Translation adjustment	(2,583)	(7,948)	(3,926)	(1,950)
Net unrealized gain (loss) on derivatives (Note 10)	(1,354)	(2,377)	1,481	(8,127)
Unrealized loss on investments	(7)	—	(7)	—
Income taxes	254	446	(279)	1,526
Net change in accumulated other comprehensive income (loss)	(3,690)	(9,879)	(2,731)	(8,551)
Total comprehensive income (loss)	$575	$(94,060)	$(60,435)	$(167,262)
Comprehensive loss attributable to noncontrolling interests	15,300	—	22,573	—
Comprehensive income (loss) attributable to stockholders	$15,875	$(94,060)	$(37,862)	$(167,262)

The accompanying notes are an integral part of these condensed consolidated financial statements.

SunPower Corporation
Condensed Consolidated Statements Equity
(In thousands, except share data)
(unaudited)

	Common Stock
	Shares	Value	Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
Balances at December 30, 2012	119,234	$119	$1,931,947	$(34,108)	$(2,521)	$(902,085)	$993,352	$—	$993,352
Net loss	—	—	—	—	—	(35,131)	(35,131)	(22,573)	(57,704)
Other comprehensive loss	—	—	—	—	(2,731)	—	(2,731)	—	(2,731)
Issuance of common stock upon exercise of options	26	—	49	—	—	—	49	—	49
Issuance of restricted stock to employees, net of cancellations	3,185	2	(2)	—	—	—	—	—	—
Stock-based compensation expense	—	—	19,197	—	—	—	19,197	—	19,197
Purchases of treasury stock	(1,194)	—	—	(16,183)	—	—	(16,183)	—	(16,183)
Contributions from noncontrolling interests	—	—	—	—	—	—	—	43,866	43,866
Balances at June 30, 2013	121,251	$121	$1,951,191	$(50,291)	$(5,252)	$(937,216)	$958,553	$21,293	$979,846

The accompanying notes are an integral part of these condensed consolidated financial statements.

SunPower Corporation
Condensed Consolidated Statements of Cash Flows
(In thousands)
(unaudited)

	Six Months Ended
	June 30, 2013	July 1, 2012 (1)
Cash flows from operating activities:
Net loss	$(57,704)	$(158,711)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Stock-based compensation	19,021	23,908
Depreciation	48,171	58,362
Loss on retirement of property, plant and equipment	—	45,409
Amortization of other intangible assets	189	5,477
Gain (loss) on mark-to-market derivatives	27	(4)
Non-cash interest expense	24,071	15,346
Amortization of debt issuance costs	2,135	1,880
Equity in (earnings) loss of unconsolidated investees	(676)	2,350
Third-party inventories write-down	—	8,869
Deferred income taxes and other tax liabilities	7,147	2,663
Changes in operating assets and liabilities, net of effect of acquisition:
Accounts receivable	(107,454)	156,973
Costs and estimated earnings in excess of billings	(4,922)	(13,736)
Inventories	26,710	(54,567)
Project assets	(31,293)	(39,246)
Prepaid expenses and other assets	54,670	(81,677)
Advances to suppliers	(7,805)	(18,320)
Accounts payable and other accrued liabilities	41,692	(63,726)
Billings in excess of costs and estimated earnings	109,379	(25,167)
Customer advances	(22,674)	4,095
Net cash provided by (used in) operating activities	100,684	(129,822)
Cash flows from investing activities:
Decrease in restricted cash and cash equivalents	17,826	51,621
Purchase of property, plant and equipment	(19,881)	(62,644)
Cash paid for solar power systems, leased and to be leased	(65,075)	(51,406)
Purchases of marketable securities	(99,928)	—
Proceeds from sale of equipment to third-party	17	419
Cash received for sale of investment in unconsolidated investees	—	17,403
Cash paid for investments in unconsolidated investees	(1,411)	(10,000)
Net cash used in investing activities	(168,452)	(54,607)
Cash flows from financing activities:
Proceeds from issuance of convertible debt, net of issuance costs	296,283	—
Proceeds from issuance of bank loans, net of issuance costs	—	125,000
Proceeds from issuance of project loans, net of issuance costs	56,615	13,787
Proceeds from residential lease financing	56,548	8,247
Proceeds from sale-leaseback financing	40,757	—
Contributions from noncontrolling interests	43,866	—
Repayment of bank loans, project loans and other debt	(281,712)	(101,132)
Repayment of sale-leaseback financing	(5,124)	—
Cash paid for repurchase of convertible debt	—	(198,608)
Proceeds from private offering of common stock, net of issuance costs	—	163,681
Cash distributions to Parent in connection with the transfer of entities under common control	—	(178,290)
Proceeds from exercise of stock options	49	34
Purchases of stock for tax withholding obligations on vested restricted stock	(16,183)	(5,204)
Net cash provided by (used in) financing activities	191,099	(172,485)
Effect of exchange rate changes on cash and cash equivalents	(258)	(2,454)
Net increase (decrease) in cash and cash equivalents	123,073	(359,368)
Cash and cash equivalents, beginning of period	457,487	725,618
Cash and cash equivalents, end of period	$580,560	$366,250

Non-cash transactions:
Assignment of residential lease receivables to a third party financial institution	$45,234	$2,523
Property, plant and equipment acquisitions funded by liabilities	$6,356	$12,124
Costs of solar power systems, leased and to be leased, sourced from existing inventory	$29,714	$41,476
Costs of solar power systems, leased and to be leased, funded by liabilities	$1,708	$5,064
Costs of solar power systems under sale-leaseback financing arrangements, sourced by project assets	$24,399	$—
Non-cash interest expense capitalized and added to the cost of qualified assets	$321	$750
Issuance of warrants in connection with the Liquidity Support Agreement	$—	$50,327

(1)	As adjusted to conform to the current period presentation for solar power systems leased and to be leased (see Note 1)

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

On June 21, 2011, the Company became a majority owned subsidiary of Total Energies Nouvelles Activités USA, SAS, formerly known as Total Gas & Power USA, SAS ("Total"), a subsidiary of Total S.A. ("Total S.A."), through a tender offer and Total's purchase of 60% of the outstanding former class A common stock and former class B common stock of the Company as of June 13, 2011. On January 31, 2012, Total purchased an additional 18.6 million shares of the Company's common stock in a private placement, thereby increasing Total's ownership to approximately 66% of the Company's outstanding common stock as of that date (see Note 2).

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

Reclassifications

Certain prior period balances have been reclassified to conform to the current period presentation in the Company's condensed consolidated financial statements and the accompanying notes. Such reclassifications had no effect on previously reported results of operations or retained earnings. As reflected in the Company's Annual Report on Form 10-K for the fiscal year ended December 30, 2012 ("2012 Form 10-K"), in connection with the growth of its residential lease program, during the fourth quarter of fiscal 2012 the Company began to separately classify both the cost of the leased assets and related investing cash flows based upon the nature of the lease entered into. The Company has reclassified prior period interim balances to conform to the current period presentation, which resulted in an increase in operating cash flows of $51.4 million for the six months ended July 1, 2012.

Fiscal Years

The Company has a 52-to-53-week fiscal year that ends on the Sunday closest to December 31. Accordingly, every fifth or sixth year will be a 53-week fiscal year. Both fiscal 2013 and 2012 are 52-week fiscal years. The second quarter of fiscal 2013 ended on June 30, 2013, while the second quarter of fiscal 2012 ended on July 1, 2012. The first and second quarters in both fiscal 2013 and fiscal 2012 were 13-week quarters.

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

Summary of Significant Accounting Policies

Noncontrolling Interests

Noncontrolling interests represents the portion of net assets in consolidated subsidiaries that are not attributable, directly or indirectly, to the Company. Beginning in the first quarter of fiscal 2013, the Company has entered into facilities with third-party investors under which the investors are determined to hold noncontrolling interests in entities fully consolidated by the Company. The net assets of the shared entities are attributed to the controlling and noncontrolling interests based on the terms of the governing contractual arrangements. The Company further determined the hypothetical liquidation at book value method ("HLBV Method") to be the appropriate method for attributing net assets to the controlling and noncontrolling interests as this method most closely mirrors the economics of the governing contractual arrangements. Under the HLBV Method, the Company allocates recorded income (loss) to each investor based on the change, during the reporting period, of the amount of net assets each investor is entitled to under the governing contractual arrangements in a liquidation scenario.

Other than as described above, there have been no significant changes in the Company's significant accounting policies during the six months ended June 30, 2013, as compared to the significant accounting policies described in the 2012 Form 10-K.

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

Other than as described above, there has been no issued accounting guidance not yet adopted by the Company that it believes is material or potentially material to its condensed consolidated financial statements.

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

In consideration for the commitments of Total S.A., under the Credit Support Agreement, the Company is required to pay Total S.A. a guarantee fee for each letter of credit that is the subject of a Guaranty and was outstanding for all or part of the preceding calendar quarter. The Company is also required to reimburse Total S.A. for payments made under any Guaranty and certain expenses of Total S.A., plus interest on both. The Company incurred guaranty fees under the Credit Support Agreement of $1.7 million and $3.5 million in the three and six months ended June 30, 2013, respectively, and $1.8 million and $3.6 million in the three and six months ended July 1, 2012, respectively.

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

Affiliation Agreement

In connection with the Tender Offer, the Company and Total entered into an Affiliation Agreement that governs the relationship between Total and the Company following the close of the Tender Offer (the "Affiliation Agreement"). Until the expiration of a standstill period (the "Standstill Period"), and subject to certain exceptions, Total, Total S.A., any of their respective affiliates and certain other related parties (the "Total Group") may not effect, seek, or enter into discussions with any third-party regarding any transaction that would result in the Total Group beneficially owning shares of the Company in excess of certain thresholds, or request the Company or the Company's independent directors, officers or employees, to amend or waive any of the standstill restrictions applicable to the Total Group. The standstill provisions of the Affiliation Agreement do not apply to securities issued in connection with the Liquidity Support Agreement described below.

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

The R&D Agreement enables a joint committee (the "R&D Strategic Committee") to identify, plan and manage the R&D Collaboration. Due to the impracticability of anticipating and establishing all of the legal and business terms that are and will be applicable to the R&D Collaboration or to each R&D Project, the R&D Agreement sets forth broad principles applicable to the parties' potential R&D Collaboration, and the R&D Collaboration Committee establishes the particular terms governing each particular R&D Project consistent with the terms set forth in the R&D Agreement. In the three and six months ended June 30, 2013, the Company received $1.0 million from Total related to projects under the R&D Collaboration agreement. The Company records research and development expense net of funding under collaborative arrangements.

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

On December 24, 2012, Total S.A. issued a guarantee for the Company's obligations under the revolving credit facility with Credit Agricole. The issuance of the guarantee reduced the capacity available under the Liquidity Support Facility from $600.0 million to $325.0 million. The Company is required to pay Total S.A. an annual guarantee fee of 2.75% of the outstanding amount under the Credit Agricole facility. The guarantee reduced interest rates payable under, and removed certain financial and restrictive covenants in, the Credit Agricole facility (see Note 9).

The Company incurred fees under the Compensation and Funding Agreement of $0.8 million and $2.5 million in the three and six months ended June 30, 2013, respectively, and $1.5 million and $2.1 million in the three and six months ended July 1, 2012, respectively.

Master Agreement

On December 23, 2011, the Company also entered into a Master Agreement with Total, under which the Company and Total agreed to a framework of transactions related to the Tenesol acquisition and Private Placement Agreement. Additionally, Total has agreed to pursue several negotiations on additional agreements related to directly investing in the Company's R&D program over a multi-year period, its purchase of modules and its development of a multi-megawatt project using the Company's products. The Company and Total amended the Master Agreement on February 20, 2013 to clarify that the development of the multi-megawatt project using the Company's products shall mean development of up to 10 C-7 Tracker demonstration projects at a total cost to Total of not more than $2.5 million provided agreements for such projects are entered into before December 31, 2013.

0.75% Debentures Due 2018

On May 29, 2013, the Company issued $300.0 million in principal amount of its 0.75% senior convertible debentures due 2018 (the "0.75% debentures due 2018"). $200.0 million in aggregate principal amount of the 0.75% debentures due 2018 were acquired by Total. The 0.75% debentures due 2018 are convertible into shares of the Company's common stock at any time based on an initial conversion price equal to $24.95 per share, which provides Total the right to acquire up to 8,017,420 shares of the Company's common stock. The applicable conversion rate may adjust in certain circumstances, including a fundamental change, as described in the indenture governing the 0.75% debentures due 2018 (see Note 9).

Note 3. OTHER INTANGIBLE ASSETS

The Company's acquired other intangible assets consist of patents, trade names and purchased technology; customer relationships; and purchased in-process research and development. As of June 30, 2013 and December 30, 2012 the Company's other intangible assets, net of accumulated depreciation, totaled $0.6 million and $0.7 million, respectively. All of the Company's acquired other intangible assets are subject to amortization. Aggregate amortization expense for other intangible assets totaled zero and $0.2 million for the three and six months ended June 30, 2013, respectively, and $2.7 million and $5.5 million in the three and six months ended July 1, 2012, respectively.

Note 4. BALANCE SHEET COMPONENTS

	As of
(In thousands)	June 30, 2013	December 30, 2012
Accounts receivable, net:
Accounts receivable, gross (1)	$492,704	$429,977
Less: allowance for doubtful accounts	(30,763)	(26,773)
Less: allowance for sales returns	(2,568)	(5,054)
	$459,373	$398,150

(1)	Includes short-term finance receivables associated with solar power systems leased of $5.5 million and $4.5 million as of June 30, 2013 and December 30, 2012, respectively.

Inventories:
Raw materials	$52,178	$89,331
Work-in-process	53,130	50,627
Finished goods	129,848	151,428
	$235,156	$291,386

Prepaid expenses and other current assets:
VAT receivables, current portion	$98,080	$97,041
Foreign currency derivatives	3,314	1,275
Deferred project costs	187,938	305,980
Deferred costs for solar power systems to be leased	24,207	31,419
Other receivables (2)	92,291	104,640
Other prepaid expenses	39,395	25,230
Other current assets	67,883	47,468
	$513,108	$613,053

(2)
Includes tolling agreements with suppliers in which the Company provides polysilicon required for silicon ingot manufacturing and procures the manufactured silicon ingots from the suppliers (see Notes 7 and 8).

	As of
(In thousands)	June 30, 2013	December 30, 2012
Project assets - plants and land:
Project assets — plants	$77,259	$61,862
Project assets — land	13,406	21,645
	$90,665	$83,507
Project assets - plants and land, current portion	$87,430	$75,911
Project assets - plants and land, net of current portion	$3,235	$7,596

Property, plant and equipment, net:
Land and buildings	$26,004	$20,109
Leasehold improvements	228,525	221,378
Manufacturing equipment (3)	546,092	531,289
Computer equipment	77,226	75,438
Furniture and fixtures	8,470	8,178
Solar power systems (4)	51,517	12,501
Solar power systems leased	254,515	163,003
Solar power systems to be leased	57,760	89,423
Construction-in-process	10,363	34,110
	1,260,472	1,155,429
Less: accumulated depreciation (5)	(422,298)	(380,520)
	$838,174	$774,909

(3)
The Company's mortgage loan agreement with International Finance Corporation ("IFC") is collateralized by certain manufacturing equipment with a net book value of $161.1 million and $152.9 million as of June 30, 2013 and December 30, 2012, respectively. The Company also provided security for advance payments received from a third party in the form of collateralized manufacturing equipment with a net book value of $18.1 million and $16.5 million as of June 30, 2013 and December 30, 2012, respectively.

(4)	Includes $24.4 million of solar power systems associated with sale-leaseback transactions under the financing method (see Note 7).

(5)
Total depreciation expense was $24.6 million and $48.2 million for the three and six months ended June 30, 2013, respectively and $29.3 million and $58.4 million for the three and six months ended July 1, 2012, respectively.

Property, plant and equipment, net by geography (6):
Philippines	$347,407	$367,708
United States	431,249	343,710
Mexico	32,994	32,409
Europe	26,057	29,292
Other	467	1,790
	$838,174	$774,909

(6)	Property, plant and equipment, net are based on the physical location of the assets.

The below table presents the cash and non-cash interest expense capitalized to property, plant and equipment and project assets during the three and six months ended June 30, 2013 and July 1, 2012, respectively.

	Three Months Ended		Six Months Ended
(In thousands)	June 30, 2013	July 1, 2012	June 30, 2013	July 1, 2012
Interest expense:
Interest cost incurred	$(25,208)	$(20,356)	$(52,752)	$(39,987)
Cash interest cost capitalized - property, plant and equipment	—	299	228	587
Non-cash interest cost capitalized - property, plant and equipment	—	169	57	302
Cash interest cost capitalized - project assets - plant and land	176	271	299	549
Non-cash interest cost capitalized - project assets - plant and land	162	217	264	448
Interest expense	$(24,870)	$(19,400)	$(51,904)	$(38,101)

	As of
(In thousands)	June 30, 2013	December 30, 2012
Other long-term assets:
Equity method investments	$112,193	$111,516
Bond hedge derivative	60,627	2,327
Cost method investments	12,651	14,918
Long-term financing receivables	117,234	67,742
Long-term debt issuance costs	25,380	38,185
Other	88,061	41,375
	$416,146	$276,063

Accrued liabilities:
VAT payables	$3,442	$2,049
Foreign currency derivatives	5,115	4,891
Short-term warranty reserves	9,183	9,054
Interest payable	9,587	9,672
Deferred revenue	23,796	32,507
Employee compensation and employee benefits	41,282	40,750
Restructuring reserve	17,356	29,477
Short-term residential lease financing	28,758	25,153
Short-term sale-leaseback financing (Note 7)	2,530	—
Other	112,215	93,819
	$253,264	$247,372

	As of
(In thousands)	June 30, 2013	December 30, 2012
Other long-term liabilities:
Embedded conversion option derivatives	$60,655	$2,327
Long-term warranty reserves	117,110	107,803
Deferred revenue	155,929	128,936
Unrecognized tax benefits	32,975	35,022
Long-term residential lease financing	21,966	11,411
Long-term sale-leaseback financing (Note 7)	33,106	—
Other	65,455	50,120
	$487,196	$335,619

Accumulated other comprehensive loss:
Cumulative translation adjustment	$(6,245)	$(2,319)
Net unrealized gain on derivatives	1,238	(243)
Unrealized loss on investments	(7)	—
Deferred taxes	(238)	41
	$(5,252)	$(2,521)

Solar Power Systems Leased and to be Leased

The Company leases solar systems to residential customers under both operating and sales-type leases. As of June 30, 2013 and December 30, 2012, solar power systems leased out under operating leases, presented in "Property, plant and equipment, net" in the Company's Condensed Consolidated Balance Sheets was $254.5 million and $163.0 million, respectively, and solar power systems to be leased under operating leases, presented in "Property, plant and equipment, net" in the Company's Condensed Consolidated Balance Sheets was $57.8 million and $89.4 million, respectively. As of June 30, 2013, financing receivables for sales-type leases, presented in "Accounts receivable, net" and "Other long-term assets" in the Company's Condensed Consolidated Balance Sheets was $5.5 million and $117.2 million, respectively. As of December 30, 2012, financing receivables for sales-type leases, presented in "Accounts receivable, net" and "Other long-term assets" in the Company's Condensed Consolidated Balance Sheets was $4.5 million and $67.7 million, respectively. Amounts recognized in the Company's Condensed Consolidated Statement of Operations are not significant in any period presented.

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

As of June 30, 2013 and December 30, 2012, the remaining liability to the third-party investors, presented in Accrued liabilities and Other long-term liabilities on the Company's Condensed Consolidated Balance Sheets, was $50.7 million and $36.6 million, respectively. As of June 30, 2013 and December 30, 2012, the Company has pledged solar assets with an aggregate book value of $249.0 million and $280.8 million, respectively, to the third-party investors as security for its obligations under the contractual arrangements.

Beginning in the first quarter of fiscal 2013, the Company has entered into facilities with third-party investors under which the parties will invest in entities which holds SunPower solar power systems and leases with residential customers. The Company was determined to hold controlling interests in these less than wholly owned entities and has fully consolidated these entities as a result. The Company accounts for the portion of net assets in the consolidated entities attributable to the investors as Noncontrolling interests in its condensed consolidated financial statements (see Note 1).

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The Company measures certain assets and liabilities at fair value on a recurring basis. There were no transfers between fair value measurement levels during the three and six months ended June 30, 2013 or July 1, 2012. The Company did not have any assets or liabilities measured at fair value on a recurring basis requiring Level 3 inputs as of June 30, 2013 or December 30, 2012.

The following table summarizes the Company's assets and liabilities measured and recorded at fair value on a recurring basis as of June 30, 2013 and December 30, 2012, respectively:

	June 30, 2013			December 30, 2012
(In thousands)	Total	Level 1	Level 2	Total	Level 1	Level 2
Assets
Cash and cash equivalents:
Money market funds (1)	$313,001	$313,001	$—	$117,254	$117,254	$—
Short-term marketable securities:
U.S. government bonds	99,921	—	99,921	—	—	—
Prepaid expenses and other current assets:
Foreign currency derivatives (Note 10)	3,314	—	3,314	1,275	—	1,275
Other long-term assets:
Debt derivatives (Note 9)	60,627	—	60,627	2,327	—	2,327
Total assets	$476,863	$313,001	$163,862	$120,856	$117,254	$3,602
Liabilities
Accrued liabilities:
Foreign currency derivatives (Note 10)	$5,115	$—	$5,115	$4,891	$—	$4,891
Other long-term liabilities:
Debt derivatives (Note 9)	60,655	—	60,655	2,327	—	2,327
Total liabilities	$65,770	$—	$65,770	$7,218	$—	$7,218

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

Available-for-Sale Debt Securities

The Company's debt securities, classified as available-for-sale, consist of U.S. government bonds which were purchased in the second quarter of fiscal 2013. These bonds have maturity dates of less than 1 year and are classified as "Short-term marketable securities" on the Company's Condensed Consolidated Balance Sheets. As of June 30, 2013, these bonds had a fair value of $99.9 million. The Company based its valuation of these bonds on movements of U.S. Treasury bond rates, which are observable at commonly quoted intervals, since the time of purchase. Accordingly, the available-for-sale debt securities were categorized in Level 2 of the fair value hierarchy. No other-than-temporary impairment loss was incurred during the three and six months ended June 30, 2013.

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

	As of (1)
	June 30, 2013	December 30, 2012
Stock price	$20.70	$5.49
Exercise price	$22.53	$22.53
Interest rate	0.46%	0.40%
Stock volatility	58.2%	59.9%
Credit risk adjustment	1.28%	1.07%
Maturity date	February 18, 2015	February 18, 2015

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

Held-to-Maturity Debt Securities

The Company's debt securities, classified as held-to-maturity, consist of Philippine government bonds which are maintained as collateral for present and future business transactions within the country. These bonds have maturity dates of up to 5 years and are classified as "Restricted long-term marketable securities" on the Company's Condensed Consolidated Balance Sheets. As of June 30, 2013 and December 30, 2012, these bonds had a carrying value of $10.2 million and $10.9 million respectively. The Company records such held-to-maturity investments at amortized cost based on its ability and intent to hold the securities until maturity. The Company monitors for changes in circumstances and events that would impact its ability and intent to hold such securities until the recorded amortized costs are recovered. No other-than-temporary impairment loss was incurred during the three and six months ended June 30, 2013 or July 1, 2012. The held-to-maturity debt securities were categorized in Level 2 of the fair value hierarchy.

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

As of June 30, 2013 and December 30, 2012, the Company had $12.7 million and $14.9 million, respectively, in investments accounted for under the cost method. As of June 30, 2013 and December 30, 2012, $0.4 million and $0.7 million, respectively, remained due and payable to cost method investees. Further, as of June 30, 2013 outstanding long-term note receivables provided to cost method investees totaled $1.7 million.

As of June 30, 2013 and December 30, 2012, the Company had $112.2 million and $111.5 million, respectively, in investments accounted for under the equity method (see Note 8).

Note 6. RESTRUCTURING

October 2012 Restructuring Plan

On October 12, 2012, the Company's Board of Directors approved a reorganization (the "October 2012 Plan") to accelerate operating cost reduction and improve overall operating efficiency. In connection with the October 2012 Plan, which is expected to be completed within the twelve months following approval, the Company expects to eliminate approximately 900 positions primarily in the Philippines, representing approximately 15% of the Company's global workforce. As a result, the Company expects to record restructuring charges totaling $30.0 million to $35.0 million, related to all segments. Such charges are composed of severance benefits, lease and related termination costs, and other associated costs. The Company expects greater than 90% of these charges to be cash.

Legacy Restructuring Plans

During fiscal 2012 and 2011, the Company implemented approved restructuring plans, related to all segments, to align with changes in the global solar market which included the consolidation of the Company's Philippine manufacturing operations as well as actions to accelerate operating cost reduction and improve overall operating efficiency. These restructuring activities were substantially complete as of June 30, 2013, as the remaining accrual is primarily attributable to ongoing facility lease obligations. The Company expects to continue to incur restructuring costs as it revises previous estimates in connection with these plans. Revisions to estimates will primarily be due to changes in assumptions associated with lease and related termination costs.

The following table summarizes the restructuring charges recognized in the Company's Condensed Consolidated Statements of Operations:

	Three Months Ended		Six Months Ended		Cumulative To Date
	June 30, 2013	July 1, 2012	June 30, 2013	July 1, 2012
October 2012 Plan:
Severance and benefits	$(738)	$—	$(1,821)	$—	$27,232
Lease and related termination costs	3	—	73	—	787
Other costs	480	—	915	—	1,375
	(255)	—	(833)	—	29,394
Legacy Restructuring Plans:
Non-cash impairment charges	—	43,406	—	43,406	60,153
Severance and benefits	—	511	—	1,455	19,836
Lease and related termination costs	1,120	2,560	1,337	4,330	5,543
Other costs	63	1,122	87	1,454	7,891
	1,183	47,599	1,424	50,645	93,423
Total restructuring charges	$928	$47,599	$591	$50,645	$122,817

The following table summarizes the restructuring reserve activity during the six months ended June 30, 2013:

	Six Months Ended
(In thousands)	December 30, 2012	Charges (Benefits)	Payments	June 30, 2013
October 2012 Plan:
Severance and benefits	$24,439	$(1,821)	$(9,590)	$13,028
Lease and related termination costs	714	73	(239)	548
Other costs (1)	358	915	(994)	279
Legacy Restructuring Plans:
Severance and benefits	60	—	(41)	19
Lease and related termination costs	2,436	1,337	(1,034)	2,739
Other costs (1)	1,470	87	(814)	743
Total restructuring liabilities	$29,477	$591	$(12,712)	$17,356

(1)	Other costs primarily represent associated legal services and costs associated with the decommissioning of Fab 1 assets.

Note 7. COMMITMENTS AND CONTINGENCIES

Lease Commitments

As of June 30, 2013, future minimum obligations under non-cancellable capital and operating leases are as follows:

	Capital Lease	Operating Lease
(In thousands)	Amount	Amount
Year
2013 (remaining six months)	$709	$8,294
2014	1,101	15,373
2015	1,199	14,435
2016	954	13,884
2017	910	12,283
Thereafter	2,350	85,386
	$7,223	$149,655

Facilities and Equipment

The Company leases certain facilities under non-cancellable operating leases from unaffiliated third parties. The Company additionally leases certain buildings, machinery and equipment under non-cancelable capital leases.

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

The Company has classified its sale-leaseback arrangements of solar power systems not involving integral equipment as operating leases. The deferred profit on the sale of these systems is recognized over the term of the lease. Future minimum lease obligations associated with these systems is included in the table above. As of June 30, 2013, future minimum payments to be received from customers under PPAs associated with the solar power systems under sale-leaseback arrangements classified as operating leases was $78.8 million, which will be recognized over the lease term of up to 20 years.

Beginning in the first quarter of fiscal 2013, the Company entered into sale-leaseback arrangements under which the systems under the sale-leaseback arrangements have been determined to be integral equipment as defined under the accounting guidance for such transactions. The Company was further determined to have continuing involvement with the solar power systems throughout the lease due to purchase option rights. As a result of such continuing involvement, the Company accounts for each transaction as a financing. Under the financing method, the proceeds received from the sale of the solar power systems are recorded by the Company as financing liabilities and presented within "Accrued liabilities" and "Other long-term liabilities" within the Company's Condensed Consolidated Balance Sheets (see Note 4). The financing liabilities are subsequently reduced by the Company's payments to lease back the solar power systems, less interest expense calculated based on the Company's incremental borrowing rate adjusted to the rate required to prevent negative amortization. The solar power systems under the sale-leaseback arrangements remains on the Company's balance sheet and are classified within "Property, plant and equipment, net" (see Note 4). As of June 30, 2013, future minimum lease obligations for the sale-leaseback arrangements accounted for under the financing method were $39.3 million, which will be recognized over the lease term of up to 20 years.

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

Future purchase obligations under non-cancellable purchase orders and long-term supply agreements as of June 30, 2013 are as follows:

(In thousands)	Amount (1)(2)
Year
2013 (remaining six months)	$762,889
2014	454,215
2015	363,311
2016	328,865
2017	194,928
Thereafter	517,095
$2,621,303
Non-cancellable purchase orders	$251,431
Long-term supply agreements	$2,369,872

(1)	Total future purchase obligations as of June 30, 2013 include $154.7 million to related parties.

(2)
The Company has tolling arrangements and firm sales commitments with certain suppliers. Annual future purchase commitments in the table above are calculated using the gross future purchase obligations of the Company and are not reduced by tolling arrangements and firm sales commitments, including non-cancellable SREC sales arrangements. Total future purchase commitments as of June 30, 2013 would be reduced by $237.6 million had the Company's obligations under such agreements been disclosed using net cash outflows.

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

Advances to Suppliers

As noted above, the Company has entered into agreements with various vendors that specify future quantities and pricing of products to be supplied. Certain agreements also provide for penalties or forfeiture of advanced deposits in the event the Company terminates the arrangements. Under certain agreements, the Company is required to make prepayments to the vendors over the terms of the arrangements. During the three and six months ended June 30, 2013, the Company made additional advance payments totaling $7.1 million and $15.5 million, respectively, in accordance with the terms of existing long-term supply agreements. As of June 30, 2013 and December 30, 2012, advances to suppliers totaled $359.2 million and $351.4 million, respectively, of which $78.4 million and $50.3 million, respectively, is classified as short-term in the Company's Condensed Consolidated Balance Sheets. Two suppliers accounted for 74% and 26% of total advances to suppliers as of June 30, 2013, and 76% and 23% as of December 30, 2012.

The Company's future prepayment obligations related to these agreements as of June 30, 2013 are as follows:

(In thousands)	Amount
Year
2013 (remaining six months)	$65,791
2014	65,791
$131,582

Advances from Customers

The Company has entered into other agreements with customers who have made advance payments for solar power products. These advances will be applied as shipments of product occur or upon completion of certain project milestones. The estimated utilization of advances from customers as of June 30, 2013 is as follows:

(In thousands)	Amount
Year
2013 (remaining six months)	$31,786
2014	33,988
2015	26,386
2016	30,713
2017	35,039
Thereafter	115,144
$273,056

In fiscal 2010, the Company and its joint venture, AUO SunPower Sdn. Bhd. ("AUOSP") entered into an agreement under which the Company will resell to AUOSP polysilicon purchased from a third-party supplier. Advance payments provided by AUSOP related to such polysilicon will then be made by the Company to the third-party supplier. These advance payments will be applied as a credit against AUOSP’s polysilicon purchases from the Company. Such polysilicon is used by AUOSP to manufacture solar cells which are sold to the Company on a "cost-plus" basis. As of June 30, 2013 and December 30, 2012, outstanding advance payments received from AUOSP totaled $185.3 million and $190.1 million, respectively, of which $11.0 million and $8.8 million, respectively, is classified as short-term in the Company's Condensed Consolidated Balance Sheets, based on projected product shipment dates.

In fiscal 2007, the Company entered into an agreement with a third-party under which the Company will resell polysilicon procured from third-party suppliers. Such polysilicon is used by the third-party to manufacture ingots and wafers, which can be sold to the Company or other customers. As of June 30, 2013 and December 30, 2012, outstanding advance payments received by the Company under this agreement totaled $52.4 million and $56.1 million, respectively, of which $8.4 million and $8.1 million, respectively, is classified as short-term in the Company's Condensed Consolidated Balance Sheets. These advance payments are applied as a credit against the third-party's polysilicon purchases from the Company. As of June 30, 2013 and December 30, 2012, the outstanding advances under this agreement were fully collateralized by letters of credit totaling $17.0 million and $32.0 million, respectively; accounts receivable of $17.3 million and $7.6 million, respectively; and manufacturing equipment with a net book value of $18.1 million and $16.5 million, respectively. The above letters of credit were issued under the Company's letter of credit facility with Deutsche Bank, which is fully guaranteed by Total S.A.

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

The following table summarizes accrued warranty activity for the three and six months ended June 30, 2013 and July 1, 2012, respectively:

	Three Months Ended		Six Months Ended
(In thousands)	June 30, 2013	July 1, 2012	June 30, 2013	July 1, 2012
Balance at the beginning of the period	$119,549	$102,839	$117,172	$94,323
Accruals for warranties issued during the period	7,897	3,857	12,352	13,305
Settlements made during the period	(1,153)	(2,257)	(3,231)	(3,189)
Balance at the end of the period	$126,293	$104,439	$126,293	$104,439

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

Future Financing Commitments

The Company is required to provide certain funding under the joint venture agreement with AU Optronics Singapore Pte. Ltd. ("AUO") and another unconsolidated investee, subject to certain conditions (see Note 8).

The Company's future financing obligations related to these agreements as of June 30, 2013 are as follows:

(In thousands)	Amount
Year
2013 (remaining six months)	$147,120
2014	96,770
$243,890

Liabilities Associated with Uncertain Tax Positions

Total liabilities associated with uncertain tax positions were $33.0 million and $35.0 million as of June 30, 2013 and December 30, 2012, respectively, and are included in "Other long-term liabilities" in the Company's Condensed Consolidated Balance Sheets as they are not expected to be paid within the next twelve months. Due to the complexity and uncertainty associated with its tax positions, the Company cannot make a reasonably reliable estimate of the period in which cash settlement, if any, would be made for its liabilities associated with uncertain tax positions in other long-term liabilities.

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

Legal Matters

Three securities class action lawsuits were filed against the Company and certain of its current and former officers and directors in the United States District Court for the Northern District of California on behalf of a class consisting of those who acquired the Company's securities from April 17, 2008 through November 16, 2009. The cases were consolidated as In re SunPower Securities Litigation, Case No. CV-09-5473-RS (N.D. Cal.), and lead plaintiffs and lead counsel were appointed on March 5, 2010. Lead plaintiffs filed a consolidated complaint on May 28, 2010. The actions arise from the Audit Committee's investigation announcement on November 16, 2009 regarding certain unsubstantiated accounting entries. The consolidated complaint alleges that the defendants made material misstatements and omissions concerning the Company's financial results for 2008 and 2009, seeks an unspecified amount of damages, and alleges violations of sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and sections 11 and 15 of the Securities Act of 1933. The court held a hearing on the defendants' motions to dismiss the consolidated complaint on November 4, 2010. The court dismissed the consolidated complaint with leave to amend on March 1, 2011. An amended complaint was filed on April 18, 2011. The amended complaint added two former employees of the Company as defendants. Defendants filed motions to dismiss the amended complaint on May 23, 2011. The motions to dismiss the amended complaint were heard by the court on August 11, 2011. On December 19, 2011, the court granted in part and denied in part the motions to dismiss, dismissing the claims brought pursuant to sections 11 and 15 of the Securities Act of 1933 and the claims brought against the two newly added former employees. On December 14, 2012, the Company announced that it reached an agreement in principle to settle the consolidated securities class action lawsuit for $19.7 million. The Company recorded a charge in its fiscal fourth quarter of 2012 in the same amount which is further classified within "Accrued liabilities" on the Company's Condensed Consolidated Balance Sheets as of December 30, 2012. On July 3, 2013, the court granted final approval of the settlement and entered an order of final judgment and dismissal with prejudice.

Derivative actions purporting to be brought on the Company's behalf have also been filed in state and federal courts against several of the Company's current and former officers and directors based on the same events alleged in the securities class action lawsuits described above. The California state derivative cases were consolidated as In re SunPower Corp. S'holder Derivative Litig., Lead Case No. 1-09-CV-158522 (Santa Clara Sup. Ct.), and co-lead counsel for plaintiffs have been appointed. The complaints assert state-law claims for breach of fiduciary duty, abuse of control, unjust enrichment, gross mismanagement, and waste of corporate assets. Plaintiffs filed a consolidated amended complaint on March 5, 2012. The federal derivative complaints were consolidated as In re SunPower Corp. S'holder Derivative Litig., Master File No. CV-09-05731-RS (N.D. Cal.), and lead plaintiffs and co-lead counsel were appointed on January 4, 2010. The federal complaints assert state-law claims for breach of fiduciary duty, waste of corporate assets, and unjust enrichment, and seek an unspecified amount of damages. Plaintiffs filed a consolidated complaint on May 13, 2011. A Delaware state derivative case, Brenner v. Albrecht, et al., C.A. No. 6514-VCP (Del Ch.), was filed on May 23, 2011 in the Delaware Court of Chancery. The complaint asserts state-law claims for breach of fiduciary duty and contribution and indemnification, and seeks an unspecified amount of damages. On June 29, 2013, the parties to each of the derivative actions entered into an agreement in principle to settle all the derivative actions.  The terms of the settlement in principle include that the Company institute certain specified corporate governance measures, that all claims against all defendants will be released and dismissed with prejudice, and that the Company will not oppose a request by the plaintiffs' counsel for an award of attorneys' fees up to $1 million, one half of which will be paid from the proceeds of directors and officers liability insurance.  The settlement in principle is subject to final documentation and to court approval.

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

Note 8. EQUITY METHOD INVESTMENTS

The Company accounts for its equity interests in its unconsolidated investees described below under the equity method of accounting as it has the ability to exercise significant influence, but does not own a majority equity interest in, or otherwise control, the investees. As of June 30, 2013 and December 30, 2012, the Company's carrying value of its equity method investments totaled $112.2 million and $111.5 million, respectively, and is classified as “Other long-term assets” in its Condensed Consolidated Balance Sheets. The Company's share of its earnings (loss) from equity method investments is reflected as "Equity in loss of unconsolidated investees" in its Condensed Consolidated Statement of Operations.

Related Party Transactions with Equity Method Investees:

	As of
(In thousands)	June 30, 2013	December 30, 2012
Accounts receivable	$12,056	$17,847
Accounts payable	52,090	63,469
Other long-term assets:
Long-term note receivable	1,824	1,040

	Three Months Ended		Six Months Ended
(In thousands)	June 30, 2013	July 1, 2012	June 30, 2013	July 1, 2012
Payments made to equity method investees for products/services	$107,136	$149,279	$226,079	$329,267

Equity Investment in Huaxia CPV (Inner Mongolia) Power Co., Ltd. ("CCPV")

In December 2012, the Company entered into an agreement with Tianjin Zhonghuan Semiconductor Co. Ltd. ("TZS"), Inner Mongolia Power Group Co. Ltd. ("IMP") and Hohhot Jinqiao City Development Company Co., Ltd. ("HJCD") to form CCPV, a jointly owned entity to manufacture and deploy the Company's C-7 Tracker concentrator technology in Inner Mongolia and other regions in China. Huaxia CPV will be based in Hohhot, Inner Mongolia. Under the terms of the agreement, the Company will invest RMB 100,000,000 (or approximately $16.2 million based on the exchange rate as of June 30, 2013), for a 25% equity ownership in CCPV, with the investment to be made over a period of two years subsequent to the establishment of the entity. The establishment of the entity is subject to approval of the Chinese government. No contributions have been made to date.

Equity Investment in Diamond Energy Pty Ltd. ("Diamond Energy")

In October 2012, the Company made a $3.0 million equity investment in Diamond Energy, an alternative energy project developer and clean electricity retailer headquartered in Melbourne, Australia, in exchange for a 25% equity ownership. The Company additionally provided Diamond Energy AUD 2.0 million (or $1.8 million based on the exchange rate as of June 30, 2013) under a five year convertible note agreement and will receive interest of 1% per annum on the amounts lent to Diamond Energy, to be paid upon conversion or maturity.

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

The Company has concluded that it is not the primary beneficiary of AUOSP since, although the Company and AUO are both obligated to absorb losses or have the right to receive benefits, the Company alone does not have the power to direct the activities of AUOSP that most significantly impact its economic performance. In making this determination the Company considered the shared power arrangement, including equal board governance for significant decisions, elective appointment, and the fact that both parties contribute to the activities that most significantly impact the joint venture's economic performance. The Company accounts for its investment in AUOSP using the equity method as a result of the shared power arrangement. As of June 30, 2013, the Company's maximum exposure to loss as a result of its involvement with AUOSP is limited to the carrying value of its investment.

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

Note 9. DEBT AND CREDIT SOURCES

The following table summarizes the Company's outstanding debt as of June 30, 2013 and the related maturity dates:

		Payments Due by Period
(In thousands)	Face Value	2013 (remaining six months)	2014	2015	2016	2017	Beyond 2017
Convertible debt:
0.75% debentures due 2018	$300,000	$—	$—	$—	$—	$—	$300,000
4.50% debentures due 2015	250,000	—	—	250,000	—	—	—
4.75% debentures due 2014	230,000	—	230,000	—	—	—	—
0.75% debentures due 2015	79	—	—	79	—	—	—
IFC mortgage loan	70,000	7,500	15,000	15,000	15,000	15,000	2,500
CEDA loan	30,000	—	—	—	—	—	30,000
Other debt (1)	57,901	422	1,901	1,787	1,686	1,690	50,415
	$937,980	$7,922	$246,901	$266,866	$16,686	$16,690	$382,915

(1)	The balance of Other debt excludes payments related to capital leases which are disclosed in Note 7. "Commitments and Contingencies" to these condensed consolidated financial statements.

Convertible Debt

The following table summarizes the Company's outstanding convertible debt:

	June 30, 2013			December 30, 2012
(In thousands)	Carrying Value	Face Value	Fair Value (1)	Carrying Value	Face Value	Fair Value (1)
Convertible debt:
0.75% debentures due 2018	$300,000	$300,000	$310,272	$—	$—	$—
4.50% debentures due 2015	216,938	250,000	292,165	208,550	250,000	228,750
4.75% debentures due 2014	230,000	230,000	245,691	230,000	230,000	218,960
0.75% debentures due 2015	79	79	79	79	79	79
	$747,017	$780,079	$848,207	$438,629	$480,079	$447,789

(1)	The fair value of the convertible debt was determined using Level 1 inputs based on quarterly market prices as reported by an independent pricing source.

The Company's outstanding convertible debentures are senior, unsecured obligations of the Company, ranking equally with all existing and future senior unsecured indebtedness of the Company.

0.75% Debentures Due 2018

On May 29, 2013, the Company issued $300.0 million in principal amount of its 0.75% debentures due 2018. Interest on the 0.75% debentures due 2018 is payable on June 1 and December 1 of each year, beginning on December 1, 2013. Holders are able to exercise their right to convert the debentures at any time into shares of the Company's common stock at an initial conversion price approximately equal to $24.95 per share. The applicable conversion rate may be subject to adjustment in certain circumstances. The maximum number of shares of the Company's common stock that may be issued through the conversion is 15,633,957, subject to anti-dilution and certain other adjustments. If not earlier converted, the 0.75% debentures due 2018 mature on June 1, 2018. If the Company undergoes a fundamental change, as described in the indenture governing the 0.75% debentures due 2018, holders may require the Company to repurchase all or a portion of their 0.75% debentures due 2018 at a cash repurchase price equal to 100% of the principal amount plus accrued and unpaid interest. If the Company undergoes a non-stock change of control fundamental change, as described in the governing indenture, the 0.75% debentures due 2018 will be subject to redemption at the Company's option, in whole but not in part, for a period of 30 calendar days following a repurchase date relating to the non-stock change of control fundamental change, at a cash redemption price equal to 100% of the principal amount plus accrued and unpaid interest. In the event of certain events of default, Wells Fargo, the trustee, or the holders of a specified amount of then-outstanding 0.75% debentures due 2018 will have the right to declare all amounts then outstanding due and payable.

4.50% Debentures

In fiscal 2010, the Company issued $250.0 million in principal amount of its 4.50% senior cash convertible debentures ("4.50% debentures due 2015"). Interest is payable semi-annually, on March 15 and September 15 of each year, at a rate of 4.50% per annum which commenced on September 15, 2010. The 4.50% debentures due 2015 mature on March 15, 2015 unless repurchased or converted in accordance with their terms prior to such date.

The 4.50% debentures due 2015 are convertible only into cash, and not into shares of the Company's common stock (or any other securities). Prior to December 15, 2014, if the weighted average price of the Company's common stock is more than 130% of the then current conversion price for at least 20 out of 30 consecutive trade days ending on the last trading day of the fiscal quarter, then holders of the 4.50% debentures due 2015 have the right to convert the debentures any day in the following fiscal quarter and, thereafter, they will be convertible at any time in the succeeding fiscal quarter, based on an initial conversion price of $22.53 per share of the Company's common stock. The conversion price will be subject to adjustment in certain events, such as distributions of dividends or stock splits. Upon conversion, the Company will deliver an amount of cash calculated by reference to the price of its common stock over the applicable observation period. The Company may not redeem the 4.50% debentures due 2015 prior to maturity. Holders may also require the Company to repurchase all or a portion of their 4.50% debentures due 2015 upon a fundamental change, as defined in the debenture agreement, at a cash repurchase price equal to 100% of the principal amount plus accrued and unpaid interest. In the event of certain events of default, such as the Company's failure to make certain payments or perform or observe certain obligations thereunder, Wells Fargo, the trustee, or holders of a specified amount of then-outstanding 4.50% debentures will have the right to declare all amounts then outstanding due and payable.

The embedded cash conversion option within the 4.50% debentures due 2015 is a derivative instrument that is required to be separated from the 4.50% debentures due 2015 and accounted for separately as a derivative instrument (derivative liability) with changes in fair value reported in the Company's Condensed Consolidated Statements of Operations until such transaction settles or expires. The initial fair value liability of the embedded cash conversion option was classified within "Other long-term liabilities" and simultaneously reduced the carrying value of "Convertible debt, net of current portion" in the Company's Condensed Consolidated Balance Sheets.

During the three and six months ended June 30, 2013, the Company recognized a non-cash loss of $46.7 million and $58.3 million, respectively, recorded in "Other, net" in the Company's Condensed Consolidated Statement of Operations related to the change in fair value of the embedded cash conversion option. During the three and six months ended July 1, 2012, the Company recognized a non-cash loss of $0.1 million and $1.7 million, respectively, recorded in "Other, net" in the Company's Condensed Consolidated Statement of Operations related to the change in fair value of the embedded cash conversion option.

Call Spread Overlay with Respect to 4.50% Debentures

Concurrent with the issuance of the 4.50% debentures due 2015, the Company entered into privately negotiated convertible debenture hedge transactions (collectively, the "4.50% Bond Hedge") and warrant transactions (collectively, the "4.50% Warrants" and together with the 4.50% Bond Hedge, the “CSO2015”), with certain of the initial purchasers of the 4.50% cash convertible debentures or their affiliates. The CSO2015 transactions represent a call spread overlay with respect to the 4.50% debentures due 2015, whereby the cost of the 4.50% Bond Hedge purchased by the Company to cover the cash outlay upon conversion of the debentures is reduced by the sales prices of the 4.50% Warrants. Assuming full performance by the counterparties (and 4.50% Warrants strike prices in excess of the conversion price of the 4.50% debentures due 2015), the transactions effectively reduce the Company's potential payout over the principal amount on the 4.50% debentures due 2015 upon conversion of the 4.50% debentures due 2015.

Under the terms of the 4.50% Bond Hedge, the Company bought from affiliates of certain of the initial purchasers options to acquire, at an exercise price of $22.53 per share, subject to customary adjustments for anti-dilution and other events, cash in an amount equal to the market value of up to 11.1 million shares of the Company's common stock. Under the terms of the amended 4.50% Warrants the Company sold to affiliates of certain of the initial purchasers of the 4.50% cash convertible debentures warrants to acquire, at an exercise price of $24.00 per share, up to 11.1 million shares of the Company's common stock. Each 4.50% Bond Hedge and 4.50% Warrant transaction is a separate transaction, entered into by the Company with each counterparty, and is not part of the terms of the 4.50% debentures due 2015.

The 4.50% Bond Hedge, which is indexed to the Company's common stock, is a derivative instrument that requires mark-to-market accounting treatment due to the cash settlement features until such transactions settle or expire. The initial fair value of the 4.50% Bond Hedge was classified as "Other long-term assets" in the Company's Condensed Consolidated Balance Sheets.

During the three and six months ended June 30, 2013, the Company recognized a non-cash gain of $46.7 million and $58.3 million, respectively, in "Other, net" in the Company's Condensed Consolidated Statement of Operations related to the change in fair value of the 4.50% Bond Hedge. During the three and six months ended July 1, 2012, the Company recognized a non-cash gain of $0.1 million and $1.7 million, respectively, in "Other, net" in the Company's Condensed Consolidated Statement of Operations related to the change in fair value of the 4.50% Bond Hedge.

4.75% Debentures

In May 2009, the Company issued $230.0 million in principal amount of its 4.75% senior convertible debentures ("4.75% debentures due 2014"). Interest on the 4.75% debentures due 2014 is payable on April 15 and October 15 of each year. Holders of the 4.75% debentures due 2014 are able to exercise their right to convert the debentures at any time into shares of the Company's common stock at a conversion price equal to $26.40 per share. The applicable conversion rate may adjust in certain circumstances, including upon a non-stock fundamental change, as described in the indenture governing the 4.75% debentures. If not earlier converted, the 4.75% debentures due 2014 mature on April 15, 2014. Holders may also require the Company to repurchase all or a portion of their 4.75% debentures due 2014 upon a fundamental change at a cash repurchase price equal to 100% of the principal amount plus accrued and unpaid interest. In the event of certain events of default, such as the Company's failure to make certain payments or perform or observe certain obligations thereunder, Wells Fargo, the trustee, or holders of a specified amount of then-outstanding 4.75% debentures due 2014 will have the right to declare all amounts then outstanding due and payable.

Call Spread Overlay with Respect to the 4.75% Debentures

Concurrently with the issuance of the 4.75% debentures due 2014, the Company entered into certain convertible debenture hedge transactions (the "4.75% Bond Hedge") and warrant transactions (the "4.75% Warrants") with affiliates of certain of the underwriters of the 4.75% debentures (together, the "CSO2014"), whereby the cost of the 4.75% Bond Hedges purchased by the Company to cover the potential share outlays upon conversion of the debentures is reduced by the sales prices of the 4.75% Warrants. The CSO2014 are not subject to mark-to-market accounting treatment since they may only be settled by issuance of the Company's common stock.

The 4.75% Bond Hedge allows the Company to purchase up to 8.7 million shares of the Company's common stock. The 4.75% Bond Hedge will be settled on a net share basis. Each 4.75% Bond Hedge and 4.75% Warrant is a separate transaction, entered into by the Company with each counterparty, and is not part of the terms of the 4.75% debentures. Holders of the 4.75% debentures due 2014 do not have any rights with respect to the 4.75% Bond Hedges and 4.75% Warrants. The exercise prices of the 4.75% Bond Hedge are $26.40 per share of the Company's common stock, subject to customary adjustment for anti-dilution and other events.

Under the amended 4.75% Warrants, the Company sold warrants to acquire up to 8.7 million shares of the Company's common stock at an exercise price of $26.40 per share of the Company's common stock, subject to adjustment for certain anti-dilution and other events. The 4.75% Warrants expire in 2014.

1.25% Debentures

In fiscal 2007, the Company issued $200.0 million in principal amount of its 1.25% senior convertible debentures and received net proceeds of $194.0 million. On February 16, 2012, based upon the exercise of the holders' put rights, the Company repurchased the outstanding 1.25% debentures at a cash price of $199.8 million, representing 100% of the principal amount plus accrued and unpaid interest. None of the 1.25% debentures remained issued and outstanding after the repurchase.

July 2007 Share Lending Arrangement

Concurrent with the offering of the Company's 0.75% debentures due 2015, the Company lent 1.8 million shares of its former class A common stock to Credit Suisse International ("CSI"), an affiliate of Credit Suisse Securities (USA) LLC ("Credit Suisse"), one of the underwriters of the 0.75% debentures due 2015. The loaned shares were to be used to facilitate the establishment by investors in the 1.25% debentures due 2012 and the 0.75% debentures due 2015 of hedged positions in the Company's common stock. In connection with the Company's repurchase of 100% of the principal amount of the 1.25% debentures, on February 23, 2012, the 1.8 million shares of the Company's common stock lent to CSI were returned and the share lending agreement was thereby terminated.

Other Debt and Credit Sources

Mortgage Loan Agreement with IFC

On May 6, 2010, the Company entered into a mortgage loan agreement with IFC. Under the loan agreement, the Company may borrow up to $75.0 million during the first two years, and shall repay the amount borrowed, starting 2 years after the date of borrowing, in 10 equal semiannual installments over the following 5 years. On October 3, 2012, IFC granted a temporary waiver of a financial covenant for the fourth quarter of fiscal 2012 through the fourth quarter of fiscal 2013. Subsequent to the waiver, the Company is required to pay interest of LIBOR plus 3% per annum on outstanding borrowings through January 5, 2013; interest of LIBOR plus 4.25% per annum on outstanding borrowings from January 6, 2013 through September 30, 2013; interest of LIBOR plus 5% per annum on outstanding borrowings from October 1, 2013 through January 5, 2014; a front-end fee of 1% on the principal amount of borrowings at the time of borrowing; and a commitment fee of 0.5% per annum on funds available for borrowing and not borrowed. If we utilize the waiver for the fourth quarter of 2013, the 2013 rates would continue to apply in 2014. If the Company does not need to utilize the waiver, it is required to pay interest of LIBOR plus 3% per annum on outstanding borrowings; a front-end fee of 1% on the principal amount of borrowings at the time of borrowing; and a commitment fee of 0.5% per annum on funds available for borrowing and not borrowed. The Company may prepay all or a part of the outstanding principal, subject to a 1% prepayment premium. The Company has pledged certain assets as collateral supporting its repayment obligations (see Note 4). Additionally, in accordance with the terms of the agreement, the Company is required to establish a debt service reserve account which shall contain the amount, as determined by IFC, equal to the aggregate principal and interest due on the next succeeding interest payment date after such date. As of June 30, 2013 and December 30, 2012, the Company had restricted cash and cash equivalents of $9.2 million and $6.4 million, respectively, related to the IFC debt service reserve.

The Company's outstanding borrowings under the mortgage loan agreement with IFC on its Condensed Consolidated Balance Sheets are as follows:

	As of
(In thousands)	June 30, 2013	December 30, 2012
Short-term debt	$15,000	$12,500
Long-term debt	55,000	62,500
	$70,000	$75,000

Loan Agreement with California Enterprise Development Authority ("CEDA")

On December 29, 2010, the Company borrowed the proceeds of the $30.0 million aggregate principal amount of CEDA's tax-exempt Recovery Zone Facility Revenue Bonds (SunPower Corporation - Headquarters Project) Series 2010 (the "Bonds") maturing April 1, 2031 under a loan agreement with CEDA. The Company's obligations under the loan agreement are contained in a promissory note dated December 29, 2010 issued by the Company to CEDA, which assigned the promissory note, along with all right, title and interest in the loan agreement, to Wells Fargo, as trustee, with respect to the Bonds for the benefit of the holders of the Bonds. The Bonds initially bore interest at a variable interest rate (determined weekly), but in June 2011, at the Company's option, were converted into fixed-rate bonds at 8.50% per annum (which include covenants of, and other restrictions on the Company). Additionally, in accordance with the terms of the loan agreement, the Company is required to keep all loan proceeds on deposit with Wells Fargo, the trustee, until funds are withdrawn by it for use in relation to the design and leasehold improvements of its new corporate headquarters in San Jose, California. As of both June 30, 2013 and December 30, 2012, the Company had restricted cash and cash equivalents of $3.0 million, for design and leasehold improvements and debt service reserves under the CEDA loan agreement.

The Company's outstanding borrowings under the loan agreement with CEDA on its Condensed Consolidated Balance Sheets is as follows:

	As of
(In thousands)	June 30, 2013	December 30, 2012
Long-term debt	$30,000	$30,000

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

	As of
(In thousands)	June 30, 2013	December 30, 2012
Long-term debt	$—	$275,000

Liquidity Support Agreement with Total S.A.

On February 28, 2012, the Company entered into a Liquidity Support Agreement with Total S.A. and the DOE, and a series of related agreements with Total S.A. and Total, under which Total S.A. has agreed to provide the Company, or cause to be provided, additional liquidity under certain circumstances (see Note 2). As of June 30, 2013, $325.0 million remained available to the Company under the facility.

Other Debt

In order to facilitate the construction and sale of certain solar projects, the Company obtains non-recourse project loans which in certain cases permit customers to assume the loans at the time of sale. These loans are contemplated as part of the structure of the sales transaction and not guaranteed or otherwise supported by SunPower. During the first half of fiscal 2013, the Company drew down ILS 172.4 million (or approximately $47.3 million based on the exchange rate as of June 30, 2013) under two long-term project loans with a consortium of lenders to facilitate the development of two 10 MW utility and power plant projects under construction in Israel.

During the second quarter of fiscal 2013, the Company entered into a long-term non-recourse loan agreement with a third-party financial institution to finance a 4.5 MW utility and power plant operating in Arizona. On June 28, 2013, the Company received funds under the loan agreement amounting to $9.3 million.

Other debt is further comprised of non-recourse project loans related to Tenesol established in 2003 and 2008 which are scheduled to mature through 2028 and totaled $1.0 million and $1.1 million as of June 30, 2013 and December 30, 2012, respectively. Also, the Company's sublessor has made improvements to one of the Company's operating leases, reimbursable by the Company at monthly installments over the remaining lease term. The outstanding balance of the loan as of June 30, 2013 was $0.2 million.

The Company's other outstanding borrowings on its Condensed Consolidated Balance Sheets are as follows:

	As of
(In thousands)	June 30, 2013	December 30, 2012
Short-term debt	$496	$134
Long-term debt	57,405	1,234
	$57,901	$1,368

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

As of June 30, 2013 and December 30, 2012, letters of credit issued under the August 2011 letter of credit facility with Deutsche Bank totaled $730.2 million and $725.3 million, respectively.

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

As of June 30, 2013 and December 30, 2012, letters of credit issued under the Deutsche Bank Trust facility amounted to $1.9 million and $17.5 million, respectively, which were fully collateralized with restricted cash on the Condensed Consolidated Balance Sheets.

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

The Company is required to recognize derivative instruments as either assets or liabilities at fair value in its Balance Sheets. It is the Company's policy to present all derivative fair value amounts gross on its Condensed Consolidated Balance Sheets regardless of legal right of offset. The Company utilizes the income approach and mid-market pricing to calculate the fair value of its option and forward contracts based on market volatilities, spot and forward rates, interest rates, and credit default swaps rates from published sources. The following table presents information about the Company's hedge instruments measured at fair value on a recurring basis as of June 30, 2013 and December 30, 2012, all of which utilize Level 2 inputs under the fair value hierarchy:

(In thousands)	Balance Sheet Classification	June 30, 2013	December 30, 2012
Assets	Prepaid expenses and other current assets
Derivatives designated as hedging instruments:
Foreign currency option contracts		$2,066	$519
Foreign currency forward exchange contracts		179	—
		$2,245	$519
Derivatives not designated as hedging instruments:
Foreign currency option contracts		$91	$25
Foreign currency forward exchange contracts		978	731
		$1,069	$756

Liabilities	Accrued liabilities
Derivatives designated as hedging instruments:
Foreign currency option contracts		$240	$387
Foreign currency forward exchange contracts		—	23
		$240	$410

Derivatives not designated as hedging instruments:
Foreign currency option contracts		$92	$26
Foreign currency forward exchange contracts		4,783	4,455
		$4,875	$4,481

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

The following table summarizes the pre-tax amount of unrealized gain or loss recognized in "Accumulated other comprehensive income" ("OCI") in "Stockholders' equity" in the Condensed Consolidated Balance Sheets:

	Three Months Ended		Six Months Ended
(In thousands)	June 30, 2013	July 1, 2012	June 30, 2013	July 1, 2012
Derivatives designated as cash flow hedges:
Gain (loss) in Accumulated OCI at the beginning of the period	$2,592	$4,723	$(243)	$10,473
Unrealized gain (loss) recognized in OCI (effective portion)	(444)	1,292	2,004	(1,133)
Less: Gain reclassified from Accumulated OCI to revenue (effective portion)	(910)	(3,669)	(523)	(6,994)
Net gain (loss) on derivatives	$(1,354)	$(2,377)	$1,481	$(8,127)
Gain in Accumulated OCI at the end of the period	$1,238	$2,346	$1,238	$2,346

The following table summarizes the amount of gain or loss recognized in "Other, net" in the Condensed Consolidated Statements of Operations in the three and six months ended June 30, 2013 and July 1, 2012:

	Three Months Ended		Six Months Ended
(In thousands)	June 30, 2013	July 1, 2012	June 30, 2013	July 1, 2012
Derivatives designated as cash flow hedges:
Gain (loss) recognized in "Other, net" on derivatives (ineffective portion and amount excluded from effectiveness testing)	$286	$(62)	$(503)	$(427)
Derivatives not designated as hedging instruments:
Gain (loss) recognized in "Other, net"	$(3,319)	$7,594	$(3,153)	$6,304

Foreign Currency Exchange Risk

Designated Derivatives Hedging Cash Flow Exposure

The Company's cash flow exposure primarily relates to anticipated third party foreign currency revenues and expenses. To protect financial performance, the Company enters into foreign currency forward and option contracts designated as cash flow hedges to hedge certain forecasted revenue transactions denominated in currencies other than their functional currencies.

As of June 30, 2013, the Company had designated outstanding cash flow hedge option contracts and forward contracts with an aggregate notional value of $72.6 million and $26.2 million, respectively. As of December 30, 2012, the Company had designated outstanding hedge option contracts and forward contracts with an aggregate notional value of $71.0 million and $26.4 million, respectively. The Company designates either gross external or intercompany revenue up to its net economic exposure. These derivatives have a maturity of one year or less and consist of foreign currency option and forward contracts. The effective portion of these cash flow hedges are reclassified into revenue when third party revenue is recognized in the Condensed Consolidated Statements of Operations.

The Company expects to reclassify the majority of its net gains or losses related to these option and forward contracts that are included in accumulated other comprehensive gain as of June 30, 2013 to revenue in the next 12 months. The Company uses the spot to spot method to measure the effectiveness of its cash flow hedges. Under this method for each reporting period, the change in fair value of the forward contracts attributable to the changes in spot exchange rates (the effective portion) is reported in accumulated other comprehensive income (loss) on its consolidated balance sheet and the remaining change in fair value of the forward contract (the excluded and the ineffective portions, if any) is recognized in other income (expense), net, in its Condensed Consolidated Statement of Operations. The premium paid or time value of an option on the date of purchase is recorded as an asset in the Condensed Consolidated Balance Sheets. Thereafter, any change in value related to time value is included in "Other, net" in the Condensed Consolidated Statements of Operations.

Under cash flow hedge accounting rules for foreign currency derivatives, the Company reflects the effective gains and losses on its hedged transactions in accumulated other comprehensive income (loss) and will subsequently reclassify amounts into earnings when the hedged transactions occur. If the Company determines that the anticipated hedged transactions are probable not to occur, the corresponding amounts in OCI would be reclassified into its Condensed Consolidated Statement of Operations. During the three and six months ended June 30, 2013, the Company determined that all its anticipated hedged transactions were probable to occur.

Non-Designated Derivatives Hedging Transaction Exposure

Other derivatives not designated as hedging instruments consist of forward contracts used to hedge re-measurement of foreign currency denominated monetary assets and liabilities primarily for intercompany transactions, receivables from customers, and payables to third parties. Changes in exchange rates between the Company's subsidiaries' functional currencies and the currencies in which these assets and liabilities are denominated can create fluctuations in the Company's reported consolidated financial position, results of operations and cash flows. The Company enters into forward contracts, which are originally designated as cash flow hedges, and de-designates them upon recognition of the anticipated transaction to protect resulting non-functional currency monetary assets. These forward contracts as well as additional forward contracts are entered into to hedge foreign currency denominated monetary assets and liabilities against the short-term effects of currency exchange rate fluctuations. The Company records its derivative contracts that are not designated as hedging instruments at fair value with the related gains or losses recorded in "Other, net" in the Condensed Consolidated Statements of Operations. The gains or losses on these contracts are substantially offset by transaction gains or losses on the underlying balances being hedged. As of

June 30, 2013 and December 30, 2012, the Company held forward contracts with an aggregate notional value of $27.8 million and $121.8 million, respectively, to hedge balance sheet exposure. The maturity dates of these contracts range from July 2013 to November 2013.

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

Note 11. INCOME TAXES

In the three and six months ended June 30, 2013, the Company's income tax provision of $4.5 million and $7.5 million, respectively, on income before income taxes and equity in earnings of unconsolidated investees of $7.8 million and a loss before income taxes and equity in earnings of unconsolidated investees of $50.9 million, respectively, was primarily due to projected tax expense in profitable foreign jurisdictions as well as minimum taxes. In the three and six months ended July 1, 2012, the Company's income tax provision was $10.6 million and $11.9 million, respectively, on a loss before income taxes and equity in earnings of unconsolidated investees of $74.7 million and on a loss before income taxes and equity in loss of unconsolidated investees of $144.4 million, respectively, was primarily due to projected tax expense in profitable foreign jurisdictions and a change in the valuation allowance on deferred tax assets.

Note 12. NET INCOME (LOSS) PER SHARE OF COMMON STOCK

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

The following table presents the calculation of basic and diluted net income (loss) per share:

	Three Months Ended		Six Months Ended
(In thousands, except per share amounts)	June 30, 2013	July 1, 2012	June 30, 2013	July 1, 2012
Basic net income (loss) per share:
Numerator
Net income (loss) attributable to stockholders	$19,565	$(84,181)	$(35,131)	$(158,711)
Denominator
Basic weighted-average common shares	120,943	118,486	120,248	115,136

Basic net income (loss) per share	$0.16	$(0.71)	$(0.29)	$(1.38)

Diluted net income (loss) per share:
Numerator
Net income (loss) attributable to stockholders	$19,565	$(84,181)	$(35,131)	$(158,711)
Add: Interest expense incurred on the 0.75% debentures due 2018, net of tax	193	—	—	—
Net income (loss) available to common stockholders	$19,758	$(84,181)	$(35,131)	$(158,711)
Denominator
Basic weighted-average common shares	120,943	118,486	120,248	115,136
Effect of dilutive securities:
Upfront Warrants (held by Total)	4,886	—	—	—
0.75% debentures due 2018	4,276	—	—	—
Restricted stock units	3,757	—	—	—
Stock options	111	—	—	—
Dilutive weighted-average common shares	133,973	118,486	120,248	115,136

Dilutive net income (loss) per share	$0.15	$(0.71)	$(0.29)	$(1.38)

Holders of the Company's 0.75% debentures due 2018 and the 4.75% debentures due 2014 may convert the debentures into shares of the Company's common stock, at the applicable conversion rate, at any time on or prior to maturity. These debentures are included in the calculation of diluted net income per share if their inclusion is dilutive under the if-converted method.

Holders of the Company's 4.50% debentures due 2015 may, under certain circumstances at their option, convert the debentures into cash, and not into shares of the Company's common stock (or any other securities). Therefore, the 4.50% debentures due 2015 are excluded from the net income per share calculation.

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

The following is a summary of outstanding anti-dilutive potential common stock which was excluded from income per diluted share in the following periods:

	Three Months Ended		Six Months Ended
(In thousands)	June 30, 2013	July 1, 2012 (1)	June 30, 2013 (1)	July 1, 2012 (1)
Stock options	207	389	317	389
Restricted stock units	2,738	7,468	6,495	7,468
Warrants (under the CSO2015)	*	*	*	*
Upfront Warrants (held by Total)	—	*	3,455	*
0.75% debentures due 2018	—	n/a	2,114	n/a
4.75% debentures due 2014	8,712	8,712	8,712	8,712

(1)
As a result of the net loss per share for the six months ended June 30, 2013 and the three and six months ended July 1, 2012, the inclusion of all potentially dilutive stock options, restricted stock units, and common shares under the 4.75% debentures would be anti-dilutive. Therefore, those stock options, restricted stock units and shares were excluded from the computation of the weighted-average shares for diluted net loss per share for such period.

*	The Company's average stock price during the period did not exceed the conversion price for the amended warrants (under the CSO2015) or the Upfront Warrants (held by Total).

Note 13. STOCK-BASED COMPENSATION

The following table summarizes the consolidated stock-based compensation expense by line item in the Condensed Consolidated Statements of Operations:

	Three Months Ended		Six Months Ended
(In thousands)	June 30, 2013	July 1, 2012	June 30, 2013	July 1, 2012
Cost of Americas revenue	$1,136	$2,026	$1,914	$3,155
Cost of EMEA revenue	618	1,398	1,059	2,363
Cost of APAC revenue	763	492	1,254	757
Research and development	1,225	1,095	2,347	2,875
Sales, general and administrative	6,763	6,357	12,447	14,759
Total stock-based compensation expense	$10,505	$11,368	$19,021	$23,909

The following table summarizes the consolidated stock-based compensation expense by type of awards:

	Three Months Ended		Six Months Ended
(In thousands)	June 30, 2013	July 1, 2012	June 30, 2013	July 1, 2012
Employee stock options	$—	$277	$—	$603
Restricted stock units	10,386	9,869	19,197	23,443
Change in stock-based compensation capitalized in inventory	119	1,222	(176)	(137)
Total stock-based compensation expense	$10,505	$11,368	$19,021	$23,909

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

	Three Months Ended		Six Months Ended
(In thousands):	June 30, 2013	July 1, 2012	June 30, 2013	July 1, 2012
Revenue
Americas	$367,609	$392,282	$851,731	$673,775
EMEA	107,010	155,417	175,662	311,527
APAC	101,897	48,198	184,556	104,726
Total Revenue	576,516	595,897	1,211,949	1,090,028
Cost of revenue
Americas	285,939	326,511	702,020	568,630
EMEA	97,396	154,455	188,890	311,300
APAC	85,320	41,431	153,865	91,350
Total cost of revenue	468,655	522,397	1,044,775	971,280
Gross margin	$107,861	$73,500	$167,174	$118,748

	Three Months Ended		Six Months Ended
	June 30, 2013	July 1, 2012	June 30, 2013	July 1, 2012
Revenue by region (in thousands):
Americas (as reviewed by CODM)	$441,809	$447,106	$865,130	$814,802
Utility and power plant projects	(74,200)	(54,824)	(13,399)	(141,027)
Americas	$367,609	$392,282	$851,731	$673,775

EMEA (as reviewed by CODM)	$107,010	$155,417	$175,662	$311,334
Other	—	—	—	193
EMEA	$107,010	$155,417	$175,662	$311,527

APAC (as reviewed by CODM)	$101,225	$48,198	$183,884	$104,726
Other	672	—	672	—
APAC	$101,897	$48,198	$184,556	$104,726

Cost of revenue by region (in thousands):
Americas (as reviewed by CODM)	$342,528	$361,923	$628,313	$668,803
Utility and power plant projects	(58,058)	(39,898)	70,881	(110,343)
Stock-based compensation expense	1,136	2,025	1,914	3,154
Non-cash interest expense	291	205	511	423
Other	42	2,256	401	6,593
Americas	$285,939	$326,511	$702,020	$568,630

EMEA (as reviewed by CODM)	$96,646	$150,594	$187,384	$302,017
Stock-based compensation expense	618	1,398	1,059	2,363
Non-cash interest expense	132	137	261	313
Other	—	2,326	186	6,607
EMEA	$97,396	$154,455	$188,890	$311,300

APAC (as reviewed by CODM)	$84,387	$40,163	$152,004	$88,472
Stock-based compensation expense	763	492	1,254	757
Non-cash interest expense	170	44	349	109
Other	—	732	258	2,012
APAC	$85,320	$41,431	$153,865	$91,350

Gross margin by region:
Americas (as reviewed by CODM)	22%	19%	27%	18%
EMEA (as reviewed by CODM)	10%	3%	(7)%	3%
APAC (as reviewed by CODM)	17%	17%	17%	16%
Americas	22%	17%	18%	16%
EMEA	9%	1%	(8)%	—%
APAC	16%	14%	17%	13%

Depreciation by region (in thousands):
Americas	$11,923	$15,572	$21,738	$29,633
EMEA	5,682	10,358	11,515	21,325
APAC	6,946	3,361	14,918	7,404

		Three Months Ended		Six Months Ended
(As a percentage of total revenue)		June 30, 2013	July 1, 2012	June 30, 2013	July 1, 2012
Significant Customers:	Business Segment
NRG Solar, Inc.	Americas	19%	25%	32%	24%
MidAmerican Energy Holdings Company	Americas	14%	*	14%	*
Customer C	Americas	*	17%	*	*

* denotes less than 10% during the period

Note 15. SUBSEQUENT EVENTS

July 2013 Revolving Credit Facility with Credit Agricole

On July 3, 2013, the Company entered into a revolving credit agreement with Credit Agricole, as administrative agent, and certain financial institutions, (the "July 2013 revolving credit facility") under which the Company may borrow up to $250.0 million until the earliest of: (i) July 3, 2016; (ii) December 31, 2014, if the Company has not repaid, exchanged or repurchased its outstanding 4.50% debentures due 2015 by September 30, 2014 and is not in compliance with certain liquidity requirements as of such date; and (iii) January 31, 2014, if the conditions precedent to the Restructuring (as defined below) have not been met or waived as of such date (the earliest of the above events, the "Maturity Date"). The July 2013 revolving credit facility allows the Company to request increases to the available capacity of the revolving credit facility to an aggregate of $300.0 million, subject to the satisfaction of certain conditions. The July 2013 revolving credit facility includes representations, covenants, and events of default customary for financing transactions of this type. On or about January 31, 2014 (the “Restructuring Date”), (i) the Company's obligations under the July 2013 revolving credit facility will become secured by a pledge of certain accounts receivable and inventory of the Company and certain of its subsidiaries, (ii) certain of the Company's subsidiaries will enter into guaranties of the July 2013 revolving credit facility, and (iii) Total S.A.'s guarantee of the Company's obligations under the July 2013 revolving credit facility will expire (collectively, the “Restructuring”). Amounts borrowed may be repaid and reborrowed until the Maturity Date.

Prior to the Restructuring Date, the Company is required to pay interest on outstanding borrowings under the July 2013 revolving credit facility and fees of (a) with respect to any LIBOR rate loan, 0.60% plus the LIBOR rate divided by a percentage equal to one minus the stated maximum rate of all reserves required to be maintained against "Eurocurrency liabilities" as specified in Regulation D; (b) with respect to any alternative base rate loan, 0.25% plus the greater of (1) the prime rate, (2) the Federal funds rate plus 0.50%, and (3) the one month LIBOR rate plus 1%; (c) a commitment fee of 0.06% per annum on funds available for borrowing and not borrowed; and (d) an upfront fee of 0.20% of the Revolving Loan Commitment.

Following the Restructuring Date, the Company will be required to pay interest on outstanding borrowings under the July 2013 revolving credit facility and fees of (a) with respect to any LIBOR rate loan, an amount ranging from 1.50% to 2.00% (depending on the Company's leverage ratio from time to time) plus the LIBOR rate divided by a percentage equal to one minus the stated maximum rate of all reserves required to be maintained against “Eurocurrency liabilities” as specified in Regulation D; (b) with respect to any alternate base rate loan, an amount ranging from 0.50% to 1.00% (depending on the Company's leverage ratio from time to time) plus the greater of (1) the prime rate, (2) the Federal Funds rate plus 0.50%, and (3) the one-month LIBOR rate plus 1%; and (c) a commitment fee ranging from0.25% to 0.35% (depending on the Company's leverage ratio from time to time) per annum on funds available for borrowing and not borrowed.

The July 2013 revolving credit facility replaces the existing credit facility with Credit Agricole (the "September 2011 Credit Facility"), which was terminated on July 3, 2013. The July 2013 revolving credit facility was entered into in conjunction with the delivery by Total S.A. of a guarantee of the Company's obligations under the related facility. The Company is required to pay Total S.A. an annual guarantee fee of 2.75% of the outstanding amount under the July 2013 revolving credit facility. The issuance of the guarantee, together with the termination of the similar $275.0 million guaranty of the September 2011 Revolving Credit Facility, increases the capacity available under the Liquidity Support Facility by $25.0 million.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are statements that do not represent historical facts and the assumptions underlying such statements. We use words such as "anticipate," "believe," "continue," "could," "estimate," "expect," "forecast," "intend," "may," "plan," "predict," "potential," "will," "would," "should," and similar expressions to identify forward-looking statements. Forward-looking statements in this Quarterly Report on Form 10-Q include, but are not limited to: (a) our plans and expectations regarding future financial results; (b) expected operating results; (c) business strategies; (d) projected costs and cost reduction; (e) products; (f) competitive market positions; (g) management's plans and objectives for future operations; (h) the sufficiency of our cash and our liquidity; (i) the availability of credit and liquidity support from Total S.A. under the Credit Support Agreement and Liquidity Support Agreement; (j) industry trends, including trends in average selling prices; (k) expected capital expenditures; (l) warranty matters; (m) our exposure to foreign exchange, interest and credit risk; (n) general business and economic conditions; (o) impact of changes in government incentives; (p) expected restructuring charges; and (q) the likelihood of any impairment of project assets, long-lived assets and intangible assets.

These forward-looking statements are based on information available to us as of the date of this Quarterly Report on Form 10-Q and our current expectations, forecasts and assumptions, and involve a number of risks and uncertainties that could cause actual results to differ materially from those anticipated by the forward-looking statements. Such risks and uncertainties include a variety of factors, some of which are beyond our control, and include: (1) competition in the industry and downward pressure on average selling prices; (2) the ability to obtain additional financing; (3) the ability to comply with debt covenants and cure any defaults; (4) the ability to monetize utility projects; (5) regulatory changes and availability of economic incentives promoting use of solar energy; (6) the success of the company's ongoing research and development efforts and commercialization of new products and services; (7) a decrease in revenue from significant customers or projects; (8) increases in manufacturing costs; (9) the challenges of managing joint ventures and acquisitions; (10) negative outcomes of litigation; and (11) the factors set forth in "Part II. Item 1A: Risk Factors" herein and our other filings with the Securities and Exchange Commission ("SEC"), including our Annual on Form 10-K for the year ended December 30, 2012 as amended (the "fiscal 2012 Form 10-K"). These forward-looking statements should not be relied upon as representing our views as of any subsequent date, and we are under no obligation to, and expressly disclaim any responsibility to, update or alter our forward-looking statements, whether as a result of new information, future events or otherwise.

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

Corporate History

We were originally incorporated in California in 1985 and subsequently reincorporated in Delaware during 2005 in connection with our initial public offering. In November 2011, our stockholders approved the reclassification of all outstanding former class A common stock and class B common stock into a single class of common stock listed on the Nasdaq Global Select Market under the symbol "SPWR". In June 2011, we became a subsidiary of Total Energies Nouvelles Activités USA, SAS, formerly known as Total Gas & Power USA, SAS (“Total”), a subsidiary of Total S.A. ("Total S.A."). Total acquired 60% of our former class A and class B common stock as of June 13, 2011. In January 2012, we issued and sold additional shares of our common stock to Total, thereby increasing Total's ownership to approximately 66% of our outstanding common stock.

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

–
Costs that are decreasing faster and more steadily in comparison to many other solar companies as a result of an aggressive, but we believe achievable, cost reduction plan as well as value that benefits all customers:

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

Fiscal Years

We have a 52-to-53-week fiscal year that ends on the Sunday closest to December 31. Accordingly, every fifth or sixth year will be a 53-week fiscal year. Both fiscal years 2013 and 2012 are 52-week fiscal years. The second quarter of fiscal 2013 ended on June 30, 2013, while the second quarter of fiscal 2012 ended on July 1, 2012. The first and second quarters in both fiscal 2013 and fiscal 2012 were 13-week quarters.

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

We plan to continue to expand our business in growing and sustainable markets. In fiscal 2012 we commenced commercial production of our next generation solar cell with demonstrated efficiencies of up to 24%. In fiscal 2013 we announced the completion of the first commercial deployment of our SunPower® C-7 Tracker technology currently operating under a power purchase agreement ("PPA") and launched our SunPower X-Series Solar Panels, a new panel line for the residential market with demonstrated efficiencies of up to 21.5%.

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

Results of Operations

Revenue

	Three Months Ended			Six Months Ended
(In thousands)	June 30, 2013	July 1, 2012	% Change	June 30, 2013	July 1, 2012	% Change
Americas	$367,609	$392,282	(6)%	$851,731	$673,775	26%
EMEA	107,010	155,417	(31)%	175,662	311,527	(44)%
APAC	101,897	48,198	111%	184,556	104,726	76%
Total revenue	$576,516	$595,897	(3)%	$1,211,949	$1,090,028	11%

Total Revenue:  Our total revenue decreased 3% during the three months ended June 30, 2013 as compared to the three months ended July 1, 2012 primarily due to a decline in utility-scale solar projects and related revenue within the EMEA region. The decreases were partially offset by an overall increase in component sales period over period. During the three months ended June 30, 2013 we recognized revenue on 276.8 MW as compared to 232.2 MW in the three months ended July 1, 2012, which represents a volume increase of 19% period over period. The overall decrease in revenue per watt is primarily attributable to timing of revenue recognition on utility-scale development projects involving real estate.

Our total revenue increased 11% during the six months ended June 30, 2013 as compared to the six months ended July 1, 2012 primarily driven by an increase in the number and size of large-scale utility projects in North America, partially offset by a decline in utility-scale solar projects and related revenue within the EMEA region. During the six months ended June 30, 2013 we recognized revenue on 449.6 MW as compared to 427.9 MW in the six months ended July 1, 2012, which represents a volume increase of 5% period over period.

Concentrations: Sales outside the Americas Segment represented approximately 36% and 34% for the three months ended June 30, 2013 and July 1, 2012, respectively. The decrease in percentage of sales within the Americas Segment is driven by additional component sales within the APAC Segment, primarily in Japan. Sales outside the Americas Segment represented approximately 30% and 38% for the six months ended June 30, 2013 and July 1, 2012, respectively. The increase in percentage of sales within the Americas Segment was primarily due to increasing demand in the United States for our solar power products within the residential, commercial, and utility sectors and the commencement of revenue recognition on additional large scale utility projects in North America, coupled with a slowdown in project development and component shipments in Europe due to reductions in government incentives and the resulting change in market demands within that region.

The table below represents our significant customers which accounted for greater than 10 percent of total revenue in each of the three months and six months ended June 30, 2013 and July 1, 2012, respectively.

		Three Months Ended		Six Months Ended
Revenue		June 30, 2013	July 1, 2012	June 30, 2013	July 1, 2012
Significant Customers:	Business Segment
NRG Solar, Inc.	Americas	19%	25%	32%	24%
MidAmerican Energy Holdings Company	Americas	14%	*	14%	*
Customer C	Americas	*	17%	*	*

*    denotes less than 10% during the period

Americas Revenue: Americas revenue decreased 6% during the three months ended June 30, 2013 as compared to the three months ended July 1, 2012 primarily a result of timing of revenue recognition on certain large-scale development projects in North America as well as a decrease in components sales within the region.

Americas revenue increased 26% during the six months ended June 30, 2013 as compared to the six months ended July 1, 2012 primarily as a result of an increase in the number and size of the various utility-scale solar power systems, which includes revenue recognition on the 250 MW California Valley Solar Ranch ("CVSR") project in San Luis Obispo County, California; the 579 MW Solar Star Projects, formerly known as Antelope Valley Solar Projects, in California; and a 5 MW project in Hawaii during the first half of fiscal 2013. This increase was partially offset by projects which were substantially completed during the interim period as well as a decrease in component sales within the region.

EMEA Revenue:  EMEA revenue decreased 31% and 44% during the three and six months ended June 30, 2013, respectively, as compared to the three months and six months ended July 1, 2012 primarily due to the decline in utility-scale solar projects and related revenue, partially offset by an increase in component sales.

APAC Revenue: APAC revenue increased 111% and 76% during the three and six months ended June 30, 2013, respectively, as compared to the three months ended July 1, 2012 primarily driven by additional component sales in Japan, partially offset by declines in average selling prices. In the three and six months ended June 30, 2013, we recognized revenue on 78.3 MW and 136.6 MW, respectively, as compared to 23.6 MW and 48.6 MW in the three and six months ended July 1, 2012, respectively.

Cost of Revenue

	Three Months Ended			Six Months Ended
(In thousands)	June 30, 2013	July 1, 2012	% Change	June 30, 2013	July 1, 2012	% Change
Americas	$285,939	$326,511	(12)%	$702,020	$568,630	23%
EMEA	97,396	154,455	(37)%	188,890	311,300	(39)%
APAC	85,320	41,431	106%	153,865	91,350	68%
Total cost of revenue	$468,655	$522,397	(10)%	$1,044,775	$971,280	8%
Total cost of revenue as a percentage of revenue	81%	88%		86%	89%
Total gross margin percentage	19%	12%		14%	11%

Total Cost of Revenue: Our total cost of revenue decreased $53.7 million, or 10%, in the three months ended June 30, 2013 as compared to the three months ended July 1, 2012 primarily as a result of timing of recognition for certain large-scale development projects in North America. Our total cost of revenue increased $73.5 million, or 8%, in the six months ended June 30, 2013 as compared to the six months ended July 1, 2012 primary driven by an increase in the number and size of large-scale utility projects in North America, partially offset by an overall decrease in material costs.

Gross Margin

	Three Months Ended			Six Months Ended
(In thousands)	June 30, 2013	July 1, 2012	Change	June 30, 2013	July 1, 2012	Change
Americas	22%	17%	5%	18%	16%	2%
EMEA	9%	1%	8%	(8)%	—%	(8)%
APAC	16%	14%	2%	17%	13%	4%

Americas Gross Margin: Gross margin for our Americas Segment increased 5 percentage points and 2 percentage points during the three and six months ended June 30, 2013 and as compared to the three and six months ended July 1, 2012, respectively. Gross margin increased period over period as a result of favorable margins on large utility-scale solar power systems recognized during fiscal 2013 combined with lower material costs.

EMEA Gross Margin: Gross margin for our EMEA Segment increased 8 percentage points during the three months ended June 30, 2013 as compared to the three months ended July 1, 2012 as a result of reductions in material and other costs at a rate greater than declines in average selling prices. Gross margin for our EMEA Segment decreased 8 percentage points during the six months ended June 30, 2013 as compared to the six months ended July 1, 2012 as a result of continued pricing pressures experienced during the first quarter of fiscal 2013 as a result of the over-supply environment, offset by net margin recoveries experienced during the second quarter of fiscal 2013.

APAC Gross Margin: Gross margin for our APAC Segment increased 2 percentage points and 4 percentage points during the three and six months ended June 30, 2013 as compared to the three and six months ended July 1, 2012, respectively, as a result of reductions in material and other costs at a rate greater than declines in average selling prices.

Research and Development ("R&D")

	Three Months Ended			Six Months Ended
(In thousands)	June 30, 2013	July 1, 2012	% Change	June 30, 2013	July 1, 2012	% Change
R&D Expense	$13,035	$14,104	(8)%	$26,205	$30,830	(15)%
As a percentage of revenue	2%	2%		2%	3%

R&D expense decreased $1.1 million, or 8%, in the three months ended June 30, 2013 as compared to the three months ended July 1, 2012 primarily driven by $1.0 million of funding received from Total in connection with projects under the R&D Collaboration agreement (see Note 2 of our Notes to Condensed Consolidated Financial Statements).

R&D expense decreased $4.6 million, or 15%, in the six months ended June 30, 2013 as compared to the six months ended July 1, 2012 primarily driven by additional costs incurred in the first half of fiscal 2012 associated with the implementation of our manufacturing step reduction program included as part of our cost reduction roadmap, as well as $1.0 million of funding received from Total in connection with projects under the R&D Collaboration agreement.

Sales, General and Administrative ("SG&A")

	Three Months Ended			Six Months Ended
(In thousands)	June 30, 2013	July 1, 2012	% Change	June 30, 2013	July 1, 2012	% Change
Total SG&A	$62,035	$62,480	(1)%	$132,127	$138,674	(5)%
As a percentage of revenue	11%	10%		11%	13%

SG&A expense decreased $0.4 million, or 1%, during the three months ended June 30, 2013 as compared to the three months ended July 1, 2012 primarily as a result of our cost-control strategy implemented in response to the changes in the European market and the resulting restructuring activities in fiscal 2012 as well as a decrease in acquisition and integration costs which were incurred during the first half of 2012 as a result of our acquisition Tenesol S.A in January 2012.

SG&A expense decreased $6.5 million, or 5%, during the six months ended June 30, 2013 as compared to the six months ended July 1, 2012 primarily as a result of our cost-control strategy implemented in response to the changes in the European market and the resulting restructuring activities in fiscal 2012, including the overall reduction of consulting charges in Europe and the United States. Additionally contributing to the reduction in SG&A expense was decreased stock compensation expense due to lower valuation of stock grants as a result of the decline in our share price during fiscal 2012.

Restructuring Charges

	Three Months Ended			Six Months Ended
(In thousands)	June 30, 2013	July 1, 2012	% Change	June 30, 2013	July 1, 2012	% Change
October 2012 Plan	$(255)	$—	100%	$(833)	$—	100%
Legacy Restructuring Plans	1,183	47,599	(98)%	1,424	50,645	(97)%
Restructuring charges	$928	$47,599	(98)%	$591	$50,645	(99)%
As a percentage of revenue	0%	8%		0%	5%

Total restructuring charges decreased 98% and 99% during the three and six months ended June 30, 2013 as compared to the three and six months ended July 1, 2012due to the substantial completion of the activities associated with legacy restructuring plans approved in fiscal 2012 and 2011.

October 2012 Plan: On October 12, 2012, our Board of Directors approved a reorganization (the "October 2012 Plan") to accelerate operating cost reduction and improve overall operating efficiency. In connection with the October 2012 Plan, which is expected to be completed within the twelve months following approval, we expect to eliminate approximately 900 positions primarily in the Philippines, representing approximately 15% of our global workforce. As a result, we expect to record restructuring charges totaling $30.0 million to $35.0 million, related to all segments. Such charges are composed of severance benefits, lease and related termination costs, and other associated costs. We expect greater than 90% of these charges to be cash.

Legacy Restructuring Plans: During fiscal 2012 and 2011, we implemented approved restructuring plans, related to all segments, to align with changes in the global solar market which included the consolidation of our Philippine manufacturing operations as well as actions to accelerate operating cost reduction and improve overall operating efficiency. These restructuring activities were substantially complete as of June 30, 2013. We expect to continue to incur restructuring costs as we revise previous estimates in connection with these plans. Revisions to estimates will primarily be due to changes in assumptions associated with lease and related termination costs.

See Note 6 of our Notes to Condensed Consolidated Financial Statements for further information regarding our restructuring plans.

Other Income (Expense), Net

	Three Months Ended			Six Months Ended
(In thousands)	June 30, 2013	July 1, 2012	% Change	June 30, 2013	July 1, 2012	% Change
Interest income	$326	$326	—%	$581	$668	(13)%
Interest expense	(24,870)	(19,400)	28%	(51,904)	(38,101)	36%
Other, net	443	(4,906)	(109)%	(7,813)	(5,578)	40%
Other income (expense), net	$(24,101)	$(23,980)	1%	$(59,136)	$(43,011)	37%
As a percentage of revenue	(4)%	(4)%		(5)%	(4)%

Other expense, net increased $0.1 million, or 1%, in the three months ended June 30, 2013 as compared to the three months ended July 1, 2012. The overall increase was primarily driven by (i) a $5.5 million increase in interest expense primarily due to additional non-cash interest expense as a result of amortization expense recorded for warrants issued to Total in connection with the Liquidity Support Agreement executed on February 28, 2012, as well as higher balances of outstanding debt including other long-term financing during the period, and (ii) a $1.9 million net unfavorable change in derivatives and foreign exchange resulting from expensing the time value of option contracts and forward points on forward exchange contracts of effective cash flow hedges. The above increase was partially offset by (i) a $6.9 million impairment charge recorded in the second quarter of fiscal 2012 as we determined current market and operating conditions indicated an inability to recover the carrying amount of one of our equity investments, and (ii) a $0.4 million net increase in other expense.

Other expense, net increased $16.1 million, or 37%, in the six months ended June 30, 2013 as compared to the six months ended July 1, 2012. The overall increase was primarily driven by (i) a $13.8 million increase in interest expense primarily due to additional non-cash interest expense as a result of amortization expense recorded for warrants issued to Total in connection with the Liquidity Support Agreement as well as higher balances of outstanding debt including other long-term financing during the period; (ii) a $4.7 million charge related to an impairment of our investment in an unconsolidated investee during the first quarter of fiscal 2013; (iii) a $4.1 million net unfavorable change in derivatives and foreign exchange resulting from expensing the time value of option contracts and forward points on forward exchange contracts of effective cash flow hedges; and (iv) an increase in other net expense of $0.4 million. The above increase was partially offset by a $6.9 million impairment charge recorded in the second quarter of fiscal 2012 as we determined current market and operating conditions indicated an inability to recover the carrying amount of one of our equity investments.

Income Taxes

	Three Months Ended			Six Months Ended
(In thousands)	June 30, 2013	July 1, 2012	% Change	June 30, 2013	July 1, 2012	% Change
Provision for income taxes	$(4,506)	$(10,593)	(57)%	$(7,495)	$(11,949)	(37)%
As a percentage of revenue	(1)%	(2)%		(1)%	(1)%

In the three and six months ended June 30, 2013, our income tax provision of $4.5 million and $7.5 million, respectively, on income before income taxes and equity in earnings of unconsolidated investees of $7.8 million and a loss before income taxes and equity in earnings of unconsolidated investees of $50.9 million, respectively, was primarily due to projected tax expense in profitable foreign jurisdictions as well as minimum taxes. In the three and six months ended July 1, 2012, our income tax provision was $10.6 million and $11.9 million, respectively, on a loss before income taxes and equity in earnings of unconsolidated investees of $74.7 million and on a loss before income taxes and equity in loss of unconsolidated investees of $144.4 million, respectively, was primarily due to projected tax expense in profitable foreign jurisdictions and a change in the valuation allowance on deferred tax assets.

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

We record a valuation allowance to reduce our United States and French deferred tax assets to the amount that is more likely than not to be realized. In assessing the need for a valuation allowance, we consider historical levels of income, expectations and risks associated with the estimates of future taxable income and ongoing prudent and feasible tax planning strategies. In the event we determine that we would be able to realize additional deferred tax assets in the future in excess of the net recorded amount, or if we subsequently determine that realization of an amount previously recorded is unlikely, we would record an adjustment to the deferred tax asset valuation allowance, which would change income tax in the period of adjustment. As of June 30, 2013, we believe there is insufficient evidence to realize additional deferred tax assets in fiscal 2013.

Equity in Earnings (Loss) of Unconsolidated Investees

	Three Months Ended			Six Months Ended
(In thousands)	June 30, 2013	July 1, 2012	% Change	June 30, 2013	July 1, 2012	% Change
Equity in earnings (loss) of unconsolidated investees	$1,009	$1,075	(6)%	$676	$(2,350)	(129)%
As a percentage of revenue	0.2%	0.2%		0.1%	0.2%

Our equity in earnings of unconsolidated investees for both the three months ended June 30, 2013 and July 1, 2012 was net earnings of $1.0 million. Earnings remained flat period over period as they were primarily driven by the continued activities of our joint venture, AUO SunPower Sdn. Bhd. ("AUOSP"). Our equity in earnings (loss) of unconsolidated investees was net earnings of $0.7 million and net losses of $2.4 million during the six months ended June 30, 2013 and July 1, 2012, respectively. The decrease in net loss period over period is primarily attributable to the sale of our remaining equity ownership in Woongjin Energy during first quarter of fiscal 2012.

Net Income (Loss)

	Three Months Ended			Six Months Ended
(In thousands)	June 30, 2013	July 1, 2012	% Change	June 30, 2013	July 1, 2012	% Change
Net income (loss)	$19,565	$(84,181)	(123)%	$(35,131)	$(158,711)	(78)%

Net income increased $103.7 million, or 123%, and moved from a net loss to a net income position in the three months ended June 30, 2013 as compared to the three months ended July 1, 2012. The decrease in net loss is primarily driven by: (i) a

$48.2 million decrease in operating expenses attributable to our cost-control strategy implemented in response to the changes in the European market and resulting restructuring activities in fiscal 2012, and (ii) a $34.4 million increase in gross margin due to an increase in the number and size of the various utility-scale solar power systems under construction in North America and timing of recognition as well as increased component sales.

Net loss decreased $123.6 million, or 78%, in the six months ended June 30, 2013 as compared to the six months ended July 1, 2012. The decrease in net loss is primarily driven by: (i) a $61.2 million decrease in operating expenses attributable to our cost-control strategy implemented in response to the changes in the European market and resulting restructuring activities in fiscal 2012, and (ii) a $48.4 million increase in gross margin primarily due to an increase in the number and size of the various utility-scale solar power systems under construction in North America and timing of recognition. These increases were partially offset by a $13.8 million increase in interest expense as a result of higher debt balances outstanding during the period.

Information about other significant variances in our results of operations is described above.

Net Loss Attributable to Noncontrolling Interests

	Three Months Ended			Six Months Ended
(In thousands)	June 30, 2013	July 1, 2012	% Change	June 30, 2013	July 1, 2012	% Change
Net loss attributable to noncontrolling interests	$15,300	$—	100%	$22,573	$—	100%

Beginning in the first quarter of fiscal 2013, we have entered into facilities with third-party investors under which the investors were determined to hold noncontrolling interests in certain of our consolidated subsidiaries. We attribute the net assets of the less than wholly owned subsidiaries to the controlling and noncontrolling interests under the hypothetical liquidation at book value method as this method most closely mirrors the economics of the governing contractual arrangements. We allocate recorded income (loss) to each investor based on the change, during the reporting period, of the amount of net assets each investor is entitled to under the governing contractual arrangements in a liquidation scenario.

Liquidity and Capital Resources

Cash Flows

A summary of the sources and uses of cash and cash equivalents is as follows:

	Six Months Ended
(In thousands)	June 30, 2013	July 1, 2012
Net cash provided by (used in) operating activities	$100,684	$(129,822)
Net cash used in investing activities	(168,452)	(54,607)
Net cash provided by (used in) financing activities	191,099	(172,485)

Operating Activities

Net cash provided by operating activities in the six months ended June 30, 2013 was $100.7 million and was primarily the result of: (i) a $109.4 million increase in billings in excess of costs and estimated earnings; (ii) a decrease of $54.7 million in prepaid expense and other assets primarily related to deferred costs associated with several large utility-scale solar projects under construction in North America; (iii) other net non-cash charges of $100.1 million primarily related to depreciation, non-cash interest charges, and stock based compensation; and (iv) an decrease of $1.7 million in other operating assets, net of changes to operating liabilities. This was partially offset by: (i) a net loss of $57.7 million, and (ii) an increase in accounts receivable of $107.4 million.

Net cash used in operating activities in the six months ended July 1, 2012 was $129.8 million and was primarily the result of: (i) a net loss of $158.7 million; (ii) decrease in inventories and project assets of $93.8 million for construction of future and current projects primarily in North America; (iii) increases in prepaid expense and other assets of $81.7 million primarily related to deferred costs associated with the construction of the 250 MW California Valley Solar Ranch project as well as deferred costs associated with the build of systems under our residential leasing program; (iv) an increase in advance to suppliers of $18.3 million; and (v) a decrease of $98.5 million in other operating liabilities, net of changes in operating assets.

This was partially offset by (i) a decrease in accounts receivable of $157.0 million; (ii) a loss of $45.4 million on retirement of property, plant and equipment as a result of a restructuring plan; (iii) non-cash impairment changes of $8.9 million related to the write-down of third party inventory; and (iv) other non-cash charges of $110.0 million primarily related to depreciation and amortization, stock based compensation, and non-cash interest charges.

Investing Activities

Net cash used in investing activities in the six months ended June 30, 2013 was $168.5 million, which included: (i) the purchase of $99.9 million of marketable securities; (ii) $85.0 million related to costs associated with solar power systems leased and to be leased, as well as capital expenditures primarily associated with improvements to our current generation solar cell manufacturing technology; (iii) $1.4 million paid for investments in unconsolidated investees. This was partially offset by $17.8 million of restricted cash released back to us due to expirations of fully cash-collateralized letter of credits under the September 2011 Letter of Credit Facility with Deutsche Bank Trust and transition of outstanding letter of credits into the August 2011 Deutsche Bank facility under which payment of obligations is uncollateralized and guaranteed by Total S.A.

Net cash used in investing activities in the six months ended July 1, 2012 was $54.6 million, which included: (i) $62.6 million related to capital expenditures primarily associated with improvements to our current generation solar cell manufacturing technology, leasehold improvements associated with our San Jose, California office, and the build out of our new solar panel assembly facility in Mexicali, Mexico, and other projects; (ii) $51.4 million in costs associated with solar power systems leased and to be leased; and (iii) $10.0 million paid for investments in unconsolidated investees. This was partially offset by (i) $51.6 million of restricted cash released back to us due to expirations of fully cash-collateralized letter of credits under the September 2011 Letter of Credit Facility with Deutsche Bank Trust and transition of outstanding letter of credits into the August 2011 Deutsche Bank facility under which payment of obligations is guaranteed by Total S.A.; (ii) $17.4 million in proceeds from the sale of our equity interest in Woongjin Energy on the open market; and (iii) $0.4 million in proceeds from the sale of equipment to a third-party.

Financing Activities

Net cash provided by financing activities in the six months ended June 30, 2013 was $191.1 million, made up of: (i) $296.3 million of proceeds, net of issuance costs, from the issuance of our 0.75% debentures during the second quarter of fiscal 2013 ("the 0.75% debentures due 2018"); (ii) $56.6 million from project loans; (iii) $56.5 million of financing proceeds associated with our residential lease program; (iv) $43.9 million of contributions from noncontrolling interests; and (v) $40.8 million of proceeds associated with sale leaseback financing arrangements. This was partially offset by: (i) $281.7 million repayments of our outstanding borrowings primarily under the Credit Agricole revolving credit facility, project loans and other debt; (ii) $16.2 million in purchases of stock for tax withholding obligations on vested restricted stock; and (iii) $5.1 million in repayments of sale leaseback financing.

Net cash used in financing activities in the six months ended July 1, 2012 of $172.5 million reflects: (i) $198.6 million paid to fully repurchase the outstanding 1.25% convertible debentures; (ii) $178.3 million of cash distributions in connection with the transfer of entities under common control; (iii) repayment of $101.1 million of our outstanding balance under the Credit Agricole revolving credit facility and capital lease obligations; and (iv) $5.2 million in purchases of stock for tax withholding obligations on vested restricted stock. This was partially offset by: (i) $163.7 million in proceeds from the sale of 18.6 million shares of our common stock to Total; (ii) drawdowns of $125.0 million under the Credit Agricole revolving credit facility; (iii) $13.8 million from project loans; and (iv) $8.2 million financing proceeds associated with our residential lease program.

Debt and Credit Sources

Convertible Debentures

As of June 30, 2013, an aggregate principal amount of $300.0 million of the 0.75% debentures due 2018 remain issued and outstanding. The 0.75% debentures due 2018 were issued on May 29, 2013. Interest on the 0.75% debentures due 2018 is payable on June 1 and December 1 or each year, beginning on December 1, 2013. Holders are able to exercise their right to convert the debentures at any time into shares of our common stock at an initial conversion price equal to $24.95 per share. The applicable conversion rate may be subject to adjustment in certain circumstances. The maximum number of shares of our common stock that may be issued through the conversion is 15,533,957, subject to anti-dilution and certain other adjustments. If not earlier converted, the 0.75% debentures due 2018 mature on June 1, 2018. Holders may require us to repurchase all or a portion of their 0.75% debentures due 2018, upon a fundamental change, as described in the governing agreement, at a cash repurchase price equal to 100% of the principal amount plus accrued and unpaid interest. If we undergo a non-stock change of control fundamental change, as described in the governing agreement, the 0.75% debentures due 2018 will be subject to redemption at our option, in whole but not in part, for a period of 30 calendar days following a repurchase date relating to the non-stock change of control fundamental change, at a cash redemption price equal to 100% of the principal amount plus accrued and unpaid interest. In the event of certain events of default, Wells Fargo, the trustee, or the holders of a specified amount of then-outstanding 0.75% debentures due 2018 will have the right to declare all amounts then outstanding due and payable.

As of both June 30, 2013 and December 30, 2012, an aggregate principal amount of $250.0 million of the 4.50% debentures remain issued and outstanding. Interest on the 4.50% debentures is payable on March 15 and September 15 of each year. The 4.50% debentures mature on March 15, 2015. The 4.50% debentures are convertible only into cash, and not into shares of our common stock (or any other securities). Prior to December 15, 2014, the 4.50% debentures are convertible only upon specified events and, thereafter, they will be convertible at any time, based on an initial conversion price of $22.53 per share of our common stock. The conversion price will be subject to adjustment in certain events, such as distributions of dividends or stock splits. Upon conversion, we will deliver an amount of cash calculated by reference to the price of our common stock over the applicable observation period. We may not redeem the 4.50% debentures prior to maturity. Holders may also require us to repurchase all or a portion of their 4.50% debentures upon a fundamental change, as defined in the debenture agreement, at a cash repurchase price equal to 100% of the principal amount plus accrued and unpaid interest. In the event of certain events of default, such as our failure to make certain payments or perform or observe certain obligations thereunder, Wells Fargo, the trustee, or holders of a specified amount of then-outstanding 4.50% debentures will have the right to declare all amounts then outstanding due and payable. Concurrent with the issuance of the 4.50% debentures, we entered into privately negotiated convertible debenture hedge transactions and warrant transactions which represent a call spread overlay with respect to the 4.50% debentures (the "CSO2015"), assuming full performance of the counterparties and 4.50% Warrants strike prices in excess of the conversion price of the 4.50% debentures.  Please see "Conversion of our outstanding 4.75% debentures, our warrants related to our outstanding 4.50% and 4.75% debentures, and future substantial issuances or dispositions of our common stock or other securities, could dilute ownership and earnings per share or cause the market price of our stock to decrease." in "Part I. Item 1A: Risk Factors" in our fiscal 2012 Form 10-K.

As of both June 30, 2013 and December 30, 2012, an aggregate principal amount of $230.0 million of the 4.75% senior convertible debentures ("4.75% debentures") remain issued and outstanding. Interest on the 4.75% debentures is payable on April 15 and October 15 of each year. Holders of the 4.75% debentures are able to exercise their right to convert the debentures at any time into shares of our common stock at a conversion price equal to $26.40 per share. The applicable conversion rate may adjust in certain circumstances, including upon a fundamental change, as defined in the indenture governing the 4.75% debentures. If not earlier converted, the 4.75% debentures mature on April 15, 2014. Holders may also require us to repurchase all or a portion of their 4.75% debentures upon a fundamental change at a cash repurchase price equal to 100% of the principal amount plus accrued and unpaid interest. In the event of certain events of default, such as our failure to make certain payments or perform or observe certain obligations thereunder, Wells Fargo, the trustee, or holders of a specified amount of then-outstanding 4.75% debentures will have the right to declare all amounts then outstanding due and payable. Concurrently with the issuance of the 4.75% debentures, we entered into certain convertible debenture hedge transactions (the "4.75% Bond Hedge") and warrant transactions (the "4.75% Warrants") with affiliates of certain of the underwriters of the 4.75% debentures.  Please see "Conversion of our outstanding and 4.75% debentures, our warrants related to our outstanding 4.50% and 4.75% debentures, and future substantial issuances or dispositions of our common stock or other securities, could dilute ownership and earnings per share or cause the market price of our stock to decrease." in "Part I. Item 1A: Risk Factors" in our fiscal 2012 Form 10-K.

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

As of June 30, 2013 and December 30, 2012, we had $70.0 million and $75.0 million, respectively, outstanding under the mortgage loan agreement. Additionally, in accordance with the terms of the mortgage loan agreement, we are required to establish a debt service reserve account which shall contain the amount, as determined by IFC, equal to the aggregate principal and interest due on the next succeeding interest payment date after such date.

As of June 30, 2013 and December 30, 2012, we had restricted cash and cash equivalents of $9.2 million and $6.4 million, respectively, related to the IFC debt service reserve.

Loan Agreement with California Enterprise Development Authority ("CEDA")

On December 29, 2010, we borrowed from CEDA the proceeds of the $30.0 million aggregate principal amount of CEDA's tax-exempt Recovery Zone Facility Revenue Bonds (SunPower Corporation - Headquarters Project) Series 2010 (the "Bonds") maturing April 1, 2031 under a loan agreement with CEDA. Certain of our obligations under the loan agreement were contained in a promissory note dated December 29, 2010 issued by us to CEDA, which assigned the promissory note, along with all right, title and interest in the loan agreement, to Wells Fargo, as trustee, with respect to the Bonds for the benefit of the holders of the Bonds. The Bonds initially bore interest at a variable interest rate (determined weekly), but in June 2011, at our option were converted into fixed-rate bonds at 8.50% per annum (which include covenants of, and other restrictions on, us). Additionally, in accordance with the terms of the loan agreement, we are required to keep all loan proceeds on deposit with Wells Fargo, the trustee, until funds are withdrawn by us for use in relation to the design and leasehold improvements of our new corporate headquarters in San Jose, California. As of both June 30, 2013 and December 30, 2012, we had restricted cash and cash equivalents of $3.0 million for design and leasehold improvements and debt service reserves under the CEDA loan agreement.

As of both June 30, 2013 and December 30, 2012, the $30.0 million aggregate principal amount of the Bonds was classified as "Long-term debt" in our Condensed Consolidated Balance Sheets.

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

As of June 30, 2013 and December 30, 2012, we had zero and $275 million, respectively, outstanding under the revolving credit facility with Credit Agricole which was classified as "Long-term debt" on our Condensed Consolidated Balance Sheet. The September 2011 revolving credit facility was terminated on July 3, 2013 upon establishment of the July 2013 revolving credit facility (described below).

July 2013 Revolving Credit Facility with Credit Agricole

On July 3, 2013, we entered into a revolving credit agreement with Credit Agricole, as administrative agent, and certain financial institutions, under which we may borrow up to $250.0 million until the earliest of: (i) July 3, 2016; (ii) December 31, 2014, if we have not repaid, exchanged or repurchased our outstanding 4.50% debentures due 2015 by September 30, 2014 and are not in compliance with certain liquidity requirements as of such date; and (iii) January 31, 2014, if the conditions precedent to the Restructuring (as defined below) have not been met or waived as of such date (the "Maturity Date"). The June 2013 Revolving Credit Facility allows us to request increases to the available capacity of the revolving credit facility to an aggregate of $300.0 million, subject to the satisfaction of certain conditions. Amounts borrowed may be repaid and reborrowed until the Maturity Date.

Prior to the Restructuring Date (as defined below), we will be required to pay interest on outstanding borrowings under the facility of (a) with respect to any LIBOR rate loan, 0.60% plus the LIBOR rate divided by a percentage equal to one minus the stated maximum rate of all reserves required to be maintained against "Eurocurrency liabilities" as specified in Regulation D; (b) with respect to any alternative base rate loan, 0.25% plus the greater of (1) the prime rate, (2) the Federal funds rate plus 0.5%, and (3) the one month LIBOR rate plus 1%; (c) a commitment fee of 0.06% per annum on funds available for borrowing and not borrowed;

Following the Restructuring Date, we will be required to pay interest on outstanding borrowings under the facility and fees of (a) with respect to any LIBOR rate loan, an amount ranging from 1.50% to 2.00% (depending on our leverage ratio from time to time) plus the LIBOR rate divided by a percentage equal to one minus the stated maximum rate of all reserves required to be maintained against “Eurocurrency liabilities” as specified in Regulation D; (b) with respect to any alternate base rate loan, an amount ranging from 0.50% to 1.00% (depending on our leverage ratio from time to time) plus the greater of (1) the prime rate, (2) the Federal Funds rate plus 0.50%, and (3) the one-month LIBOR rate plus 1%; and (c) a commitment fee ranging from 0.25% to 0.35% (depending on our leverage ratio from time to time) per annum on funds available for borrowing and not borrowed.

The July 2013 revolving credit facility was entered into in conjunction with the delivery by Total S.A. of a guarantee of our obligations under the related facility. We are required to pay Total S.A. an annual guarantee fee of 2.75% of the outstanding amount under the facility. The issuance of the guarantee, together with the termination of the similar $275.0 million guaranty of the September 2011 revolving credit facility, increases the capacity available under the Liquidity Support Facility by $25.0 million. On or about January 31, 2014 (the “Restructuring Date”), (i) our obligations under the facility will become secured by a pledge of certain of our accounts receivable and inventory and certain of our subsidiaries, (ii) certain of our subsidiaries will enter into guaranties of the facility, and (iii) Total S.A.'s guarantee of our obligations under the facility will expire (the “Restructuring”).

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

As of June 30, 2013, letters of credit issued under the August 2011 letter of credit facility with Deutsche Bank totaled $730.2 million.

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

As of June 30, 2013 letters of credit issued under the Deutsche Bank Trust facility amounted to $1.9 million which were fully collateralized with restricted cash as classified on the Condensed Consolidated Balance Sheets.

Liquidity

As of June 30, 2013, we had unrestricted cash and cash equivalents of $580.6 million as compared to $457.5 million as of December 30, 2012. Our cash balances are held in numerous locations throughout the world and as of June 30, 2013, we had approximately $269.2 million held outside of the United States. This offshore cash is used to fund operations of our EMEA and APAC business units as well as non-U.S. manufacturing operations, which require local payment for product materials and other expenses.  The amounts held outside of the United States represent the earnings of our foreign subsidiaries which, if repatriated to the United States under current law, would be subject to United States federal and state tax less applicable foreign tax credits. Repatriation of earnings that have not been subjected to U.S. or foreign withholding tax and which have been indefinitely reinvested outside the U.S. could result in additional United States federal income tax or foreign withholding tax payments in future years.

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

We expect total capital expenditures related to purchases of property, plant and equipment in the range of $60 million to $80 million in fiscal 2013 in order to improve our current and next generation solar cell manufacturing technology and other projects. In addition, we expect to invest a significant amount of capital to develop solar power systems and plants for sale to customers. The development of solar power plants can require long periods of time and substantial initial investments. Our efforts in this area may consist of all stages of development, including land acquisition, permitting, financing, construction, operation and the eventual sale of the projects. We often choose to bear the costs of such efforts prior to the final sale to a customer, which involves significant upfront investments of resources (including, for example, large transmission deposits or other payments, which may be non-refundable), land acquisition, permitting, legal and other costs, and in some cases the actual costs of constructing a project, in advance of the signing of PPAs and EPC contracts and the receipt of any revenue, much of which is not recognized for several additional months or years following contract signing. Any delays in disposition of one or more projects could have a negative impact on our liquidity.

Certain of our customers also require performance bonds issued by a bonding agency or letters of credit issued by financial institutions, which are returned to us upon satisfaction of contractual requirements. If there is a contractual dispute with the customer, the customer may withhold the security or make a draw under such security, which could have an adverse impact on our liquidity position. Obtaining letters of credit may require adequate collateral. All letters of credit issued under our August 2011 Deutsche Bank facility are guaranteed by Total S.A. pursuant to the Credit Support Agreement. Our letter of credit facility with Deutsche Bank Trust is fully collateralized by restricted cash, which reduces the amount of cash available for operations. As of June 30, 2013 letters of credit issued under the Deutsche Bank Trust facility amounted to $1.9 million which were fully collateralized with restricted cash on the Condensed Consolidated Balance Sheets.

In fiscal 2011, we launched our residential lease program with dealers in the United States, in partnership with a third-party financial institution, which allows customers to obtain SunPower systems under lease agreements up to 20 years, subject to financing availability. We have entered into facilities with financial institutions that will provide financing to support additional residential solar lease projects. Under the terms of certain programs we receive upfront payments for periods under which the third-party financial institution has agreed to assume collection risk for certain residential leases. Changes in the amount or timing of upfront payments received from the financial institutions may have an impact on our cash position within the next twelve months. The normal collection of monthly rent payments for leases placed in service is not expected to have a material impact on our cash position within the next twelve months. In the first quarter of fiscal 2013, we entered into a facility with a third-party investor under which both parties will invest in an entity which holds SunPower solar power systems and leases with residential customers. We were determined to hold a controlling interest in the less than wholly owned entity and has fully consolidated this entity as a result (see Note 1 of Notes to the Condensed Consolidated Financial Statements). We are actively arranging additional third-party financing for our residential lease program; however, due to the general challenging credit markets worldwide, we may be unable to arrange additional financing partners for our residential lease program in future periods, which could have a negative impact on our sales. In the unlikely event that we enter into a material number of additional leases without promptly obtaining corresponding third-party financing, our cash and working capital could be negatively impacted.

We believe that our current cash, cash equivalents and cash expected to be generated from operations will be sufficient to meet our working capital and fund our committed capital expenditures over the next 12 months, including the development and construction of solar power systems and plants over the next 12 months, as well as repay our current indebtedness, including our 4.75% debentures due 2014 (described below). In addition, we have $250 million available to us under our July 2013 revolving credit facility with Credit Agricole. However, there can be no assurance that our liquidity will be adequate over time. A significant portion of our revenue is generated from a limited number of customers and large projects and our inability to execute these projects, or to collect from these customers or for these projects, would have a significant negative impact on our business. Our capital expenditures and use of working capital may be greater than we expect if we decide to make additional investments in the development and construction of solar power plants and sales of power plants and associated cash proceeds are delayed, or if we decide to accelerate increases in our manufacturing capacity internally or through capital contributions to joint ventures. We require project financing in connection with the construction of solar power plants, which financing may not be available on terms acceptable to us. In addition, we could in the future make additional investments in our joint ventures or guarantee certain financial obligations of our joint ventures, which could reduce our cash flows, increase our indebtedness and expose us to the credit risk of our joint ventures. See also "A limited number of customers and large projects are expected to continue to comprise a significant portion of our revenues and any decrease in revenue from these customers or projects, payments of liquidated damages, or an increase in related expenses, could have a significant adverse effect on us," and "Due to the general economic environment, the continued market pressure driving down the average selling prices of our solar power products and other factors, we may be unable to generate sufficient cash flows or obtain access to external financing necessary to fund our operations and make adequate capital investments as planned" in Part I, Item 1A "Risk Factors" in our fiscal 2012 Form 10-K.

We are party to an agreement with a customer to construct the California Valley Solar Ranch, a solar park. Part of the debt financing necessary for the customer to pay for the construction of this solar park is being provided by the Federal Financing Bank in reliance on a guarantee of repayment provided by the Department of Energy (the "DOE") under a loan guarantee program. On February 28, 2012, we entered into a Liquidity Support Agreement with Total S.A. and the DOE, and a series of related agreements with Total S.A. and Total, under which Total S.A. has agreed to provide us, or cause to be provided, additional liquidity under certain circumstances to a maximum amount of $600 million (the "Liquidity Support Facility"). Total S.A. is required to provide liquidity support to us under the facility, and we are required to accept such liquidity support from Total S.A., if either our actual or projected unrestricted cash, cash equivalents, and unused borrowing capacity are reduced below $100 million, or we fail to satisfy any financial covenant under our indebtedness. In either such event, subject to a $600 million aggregate limit, Total S.A. is required to provide us with sufficient liquidity support to increase the amount of our unrestricted cash, cash equivalents and unused borrowing capacity to above $100 million, and to restore compliance with our financial covenants. On July 3, 2013, Total S.A. provided a guarantee to our July 2013 revolving credit facility with Credit Agricole, which will expire on or about January 31, 2014. The capacity available under the Liquidity Support Facility was $350 million, subsequent to this guarantee. The Liquidity Support Facility is available until the completion of the solar park, expected to be completed before the end of 2013, and, under certain conditions, up to December 31, 2016, at which time all outstanding guarantees will expire and all outstanding debt under the facility will become due (except for the Total S.A. guarantee of our Credit Agricole facility).

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

As of June 30, 2013, $230 million of the 4.75% debentures have a maturity of less than 12 months and are classified as short term debt on our Condensed Consolidated Balance Sheets. We have $250 million available to us under our July 2013 revolving credit facility with Credit Agricole and may request increases to the available capacity of the revolving credit facility to an aggregate of $300.0 million, subject to the satisfaction of certain conditions. Proceeds from our July 2013 revolving credit facility with Credit Agricole may be used for general corporate purposes. We are evaluating options to repay or refinance such indebtedness during 2013 or 2014, but there are no assurances that we will have sufficient available cash to repay such indebtedness or we will be able to refinance such indebtedness on similar terms to the expiring indebtedness. If our capital resources are insufficient to satisfy our liquidity requirements, we may seek to sell additional equity securities or debt securities or obtain other debt financing, including under the Liquidity Support Facility. The current economic environment, however, could limit our ability to raise capital by issuing new equity or debt securities on acceptable terms, and lenders may be unwilling to lend funds on acceptable terms that would be required to supplement cash flows to support operations. The sale of additional equity securities or convertible debt securities, including under the Liquidity Support Agreement, would result in additional dilution to our stockholders (and potential for further dilution upon the exercise of warrants or the conversion of convertible debt issued under the Liquidity Support Facility) and may not be available on favorable terms or at all, particularly in light of the current conditions in the financial and credit markets. Additional debt would result in increased expenses and would likely impose new restrictive covenants which may be similar or different than those restrictions contained in the covenants under our current loan agreements and debentures. In addition, financing arrangements, including project financing for our solar power plants and letters of credit facilities, may not be available to us, or may not be available in amounts or on terms acceptable to us.

Contractual Obligations

The following summarizes our contractual obligations as of June 30, 2013:

		Payments Due by Period
(In thousands)	Total	2013 (remaining 6 months)	2014-2015	2016-2017	Beyond 2017
Convertible debt, including interest (1)	$818,918	$12,213	$501,261	$4,500	$300,944
IFC mortgage loan, including interest (2)	77,175	10,596	33,078	30,997	2,504
CEDA loan, including interest (3)	75,263	1,275	5,100	5,100	63,788
Other debt, including interest (4)	100,213	828	11,115	8,928	79,342
Future financing commitments (5)	243,890	147,120	96,770	—	—
Operating lease commitments (6)	149,655	8,294	29,808	26,167	85,386
Sale-leaseback financing (7)	39,275	2,361	4,569	4,422	27,923
Capital lease commitments (8)	7,223	709	2,300	1,864	2,350
Non-cancellable purchase orders (9)	251,431	251,431	—	—	—
Purchase commitments under agreements (10)	2,369,872	511,458	817,526	523,793	517,095
Total	$4,132,915	$946,285	$1,501,527	$605,771	$1,079,332

(1)
Convertible debt, including interest, relates to the aggregate of $780.1 million in outstanding principal amount of our senior convertible debentures on June 30, 2013. For the purpose of the table above, we assume that all holders of the outstanding debentures will hold the debentures through the date of maturity, and upon conversion, the values of the senior convertible debentures will be equal to the aggregate principal amount with no premiums.

(2)
IFC mortgage loan, including interest, relates to the $70.0 million borrowed as of June 30, 2013. Under the loan agreement, we are required to repay the amount borrowed, starting 2 years after the date of borrowing, in 10 equal semiannual installments over the following 5 years. Subsequent to a waiver received from IFC, we are required to pay interest of LIBOR plus 3% per annum on outstanding borrowings through January 5, 2013, LIBOR plus 4.25% per annum on outstanding borrowings from January 6, 2013 through September 30, 2013, LIBOR plus 5% per annum on outstanding borrowings from October 1, 2013 through January 5, 2014, and LIBOR plus 3% per annum on outstanding borrowings from January 6, 2014 through maturity. If we utilize the waiver for the fourth quarter of fiscal 2013, the fiscal 2013 rates would continue to apply in fiscal 2014. If we do not need to utilize the waiver, we are required to pay interest of LIBOR plus 3% per annum on outstanding borrowings; a front-end fee of 1% on the principal amount of borrowings at the time of borrowing; and a commitment fee of 0.5% per annum on funds available for borrowing and not borrowed.

(3)
CEDA loan, including interest, relates to the proceeds of the $30.0 million aggregate principal amount of the Bonds. The Bonds mature on April 1, 2031. On June 1, 2011 the Bonds were converted to bear interest at a fixed rate of 8.50% through maturity.

(4)	Other debt, including interest, primarily relates to long-term non-recourse project loans as described in Note 9 of Notes to the Condensed Consolidated Financial Statements.

(5)
We and AUO agreed in the joint venture agreement to contribute additional amounts to AUOSP in fiscal 2012 through 2014 amounting to $241.0 million by each shareholder, or such lesser amount as the parties may mutually agree. Further, in connection with a purchase agreement with a non-public company we will be required to provide additional financing to such party of up to $2.9 million, subject to certain conditions.

(6)
Operating lease commitments primarily relate to certain solar power systems leased from unaffiliated third parties over minimum lease terms of up to 20 years and various lease agreements for our headquarters in San Jose, California, sales and support offices throughout the United States and Europe and a solar module facility in Mexicali, Mexico.

(7)
Sale-leaseback financing relates to future minimum lease obligations for solar power systems under sale-leaseback arrangements which were determined to include integral equipment and accounted for under the financing method.

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

Liabilities Associated with Uncertain Tax Positions

Due to the complexity and uncertainty associated with our tax positions, we cannot make a reasonably reliable estimate of the period in which cash settlement will be made for our liabilities associated with uncertain tax positions in other long-term liabilities. Therefore, they have been excluded from the table above. As of June 30, 2013, total liabilities associated with uncertain tax positions were $33.0 million and are included in "Other long-term liabilities" in our Condensed Consolidated Balance Sheets as they are not expected to be paid within the next twelve months.

Off-Balance-Sheet Arrangements

As of June 30, 2013, we did not have any significant off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Foreign Currency Exchange Risk

Our exposure to movements in foreign currency exchange rates is primarily related to sales to European customers that are denominated in Euros. Revenue generated from European customers represented 19% and 14% of our total revenue in the three and six months ended June 30, 2013, respectively, and 26% and 28% of our total revenue during the three and six months ended July 1, 2012, respectively. A 10% change in the Euro exchange rate would have impacted our revenue by approximately $10.7 million and $17.6 million in the three and six months ended June 30, 2013, respectively, and $15.5 million and $31.2 million in the three and six months ended July 1, 2012, respectively.

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

We currently conduct hedging activities which involve the use of option and forward currency contracts that are designed to address our exposure to changes in the foreign exchange rate between the U.S. dollar and other currencies. As of June 30, 2013, we had outstanding hedge option currency contracts and forward currency contracts with aggregate notional values of $72.6 million and $54.0 million, respectively. As of December 30, 2012, we held option and forward contracts totaling $71.0 million and $148.2 million, respectively, in notional value. Because we hedge some of our expected future foreign exchange exposure, if associated revenues do not materialize we could experience a reclassification of ineffective gains or losses into earnings. Such a reclassification could adversely impact our revenue, margins and results of operations. We cannot predict the impact of future exchange rate fluctuations on our business and operating results.

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

We enter into agreements with vendors that specify future quantities and pricing of polysilicon to be supplied for periods up to 10 years. Under certain agreements, we are required to make prepayments to the vendors over the terms of the arrangements. As of June 30, 2013 and December 30, 2012, advances to suppliers totaled $359.2 million and $351.4 million, respectively. Two suppliers accounted for approximately 74% and 26% of total advances to suppliers as of June 30, 2013, and approximately 76% and 23% of total advances to suppliers as of December 30, 2012. We may be unable to recover such prepayments if the credit conditions of these suppliers materially deteriorate.

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

Our interest expense would increase to the extent interest rates rise in connection with our variable interest rate borrowings. As of June 30, 2013, the outstanding principal balance of our variable interest borrowings was $70.0 million. We do not believe that an immediate 10% increase in interest rates would have a material effect on our financial statements. In addition, lower interest rates have an adverse impact on our interest income. Our investment portfolio primarily consists of $313.0 million in money market funds and $99.9 million short-term government bonds as of June 30, 2013, and exposes us to interest rate risk. Due to the relatively short-term nature of our investment portfolio, we do not believe that an immediate 10% increase in interest rates would have a material effect on the fair market value of our money market funds. Since we believe we have the ability to liquidate substantially all of this portfolio, we do not expect our operating results or cash flows to be materially affected to any significant degree by a sudden change in market interest rates on our investment portfolio.

Equity Price Risk involving Minority Investments in Joint Ventures and Other Non-Public Companies

Our investments held in joint ventures and other non-public companies expose us to equity price risk. As of June 30, 2013 and December 30, 2012, investments of $112.2 million and $111.5 million, respectively, are accounted for using the equity method, and $12.7 million and $14.9 million, respectively, are accounted for using the cost method. These strategic investments in third parties are subject to risk of changes in market value, which if determined to be other-than-temporary, could result in realized impairment losses. We generally do not attempt to reduce or eliminate our market exposure in equity and cost method investments. We monitor these investments for impairment and record reductions in the carrying values when necessary. Circumstances that indicate an other-than-temporary decline include the valuation ascribed to the issuing company in subsequent financing rounds, decreases in quoted market prices and declines in operations of the issuer. There can be no assurance that our equity and cost method investments will not face risks of loss in the future.

Interest Rate Risk and Market Price Risk Involving Convertible Debt

The fair market value of our outstanding convertible debentures is subject to interest rate risk, market price risk and other factors due to the convertible feature of the debentures. The fair market value of the debentures will generally increase as interest rates fall and decrease as interest rates rise. In addition, the fair market value of the debentures will generally increase as the market price of our common stock increases and decrease as the market price of our common stock falls. The interest and market value changes affect the fair market value of the debentures, but do not impact our financial position, cash flows or results of operations due to the fixed nature of the debt obligations, except to the extent increases in the value of our common stock may provide the holders of our 4.50% debentures due 2015, and/or 0.75% debentures due 2015 the right to convert such debentures into cash in certain instances. The aggregate estimated fair value of our outstanding convertible debentures was $848.2 million as of June 30, 2013. The aggregate estimated fair value of our outstanding convertible debentures was $447.8 million as of December 30, 2012. Estimated fair values are based on quoted market prices as reported by an independent pricing source. A 10% increase in quoted market prices would increase the estimated fair value of our then-outstanding debentures to $933.0 million and $492.6 million as of June 30, 2013 and December 30, 2012, respectively, and a 10% decrease in the quoted market prices would decrease the estimated fair value of our then-outstanding debentures to $763.4 million and $403.0 million as of June 30, 2013 and December 30, 2012, respectively.

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

Based on their evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of June 30, 2013 at a reasonable assurance level.

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

ITEM 1A. RISK FACTORS

In addition to other information set forth in this report, readers should carefully consider the risk factors discussed in "Part I. Item 1A: Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended December 30, 2012, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K related to our outstanding convertible indebtedness should be read to include our 0.75% convertible debentures due 2018, as applicable. The risks described in our Annual Report on Form 10-K are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results, as could the following:

We currently have a significant amount of debt outstanding. Our substantial indebtedness and other contractual commitments could adversely affect our business, financial condition and results of operations, as well as our ability to meet any of our payment obligations under our debentures and our other debt.

We currently have a significant amount of debt and debt service requirements. As of June 30, 2013, we have approximately $981 million of outstanding debt for borrowed money.

This level of debt could have material consequences on our future operations, including:

•	making it more difficult for us to meet our payment and other obligations under our debentures and our other outstanding debt;

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

•	subjecting us to the risk of increased sensitivity to interest rate increases on our indebtedness with variable interest rates, including borrowings under our credit agreement with Credit Agricole;

•	limiting our flexibility in planning for, or reacting to, and increasing our vulnerability to, changes in our business, the industry in which we operate and the general economy; and

•	placing us at a competitive disadvantage compared to our competitors that have less debt or are less leveraged.

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

Any of the above-listed factors could have an adverse effect on our business, financial condition and results of operations and our ability to meet our payment obligations under our debentures and our other debt or cause us to be unable to meet our planned expansion or generate operating results at the levels we have publicly forecast. In addition, we also have significant contractual commitments for the purchase of polysilicon, some of which involve prepayments, and we may enter into additional, similar long-term supply agreements in the future. Further, if the holders of our outstanding 4.50% debentures due 2015 are entitled to, and do convert their debentures, the principal amount must be settled in cash. These commitments, the enforcement of certain prepayment obligations under the agreements by our suppliers and future conversions could materially and adversely affect our liquidity and our ability to meet our payment obligations under our debt.

Our ability to meet our payment and other obligations under our debt instruments depends on our ability to generate significant cash flow in the future. This, to some extent, is subject to general economic, financial, competitive, legislative and regulatory factors as well as other factors that are beyond our control. We cannot assure you that our business will generate cash flow from operations, or that future borrowings will be available to us under our existing or any future credit facilities or otherwise, in an amount sufficient to enable us to meet our payment obligations under our debentures and our other debt and to fund other liquidity needs. If we are not able to generate sufficient cash flow to service our debt obligations, we may need to refinance or restructure our debt, including our debentures, sell assets, reduce or delay capital investments, or seek to raise additional capital. If we are unable to implement one or more of these alternatives, we may not be able to meet our payment obligations under our debentures and our other debt and other obligations.

Our debentures are effectively subordinated to our existing and any future secured indebtedness and structurally subordinated to existing and future liabilities and other indebtedness of our current and any future subsidiaries.

Our debentures are general, unsecured obligations and rank equally in right of payment with all of our existing and any future unsubordinated, unsecured indebtedness. Our debentures are effectively subordinated to our existing and any future secured indebtedness we may have, including $70.0 million in principal amount of loan proceeds from the International Finance Corporation, to the extent of the value of the assets securing such indebtedness, and structurally subordinated to our existing and any future liabilities and other indebtedness of our subsidiaries. These liabilities may include indebtedness, trade payables, guarantees, lease obligations and letter of credit obligations. Our debentures do not restrict us or our current or any future subsidiaries from incurring indebtedness, including senior secured indebtedness, in the future, nor do they limit the amount of indebtedness we can issue that is equal in right of payment.

Recent regulatory actions may adversely affect the trading price and liquidity of our debentures.

We believe that many investors in our debentures employ, or will seek to employ, a convertible arbitrage strategy with respect to our debentures. Investors that employ a convertible arbitrage strategy with respect to convertible debt instruments typically implement that strategy by selling short the common stock underlying the convertible debt instruments and dynamically adjusting their short position while they hold the debt instruments. Investors may also implement this strategy by entering into swaps on the common stock underlying the convertible debt instruments in lieu of or in addition to short selling the common stock. As a result, any specific rules regulating equity swaps or short selling of securities or other governmental action that interferes with the ability of market participants to effect short sales or equity swaps with respect to our common stock could adversely affect the ability of investors in our debentures to conduct the convertible arbitrage strategy that we believe they employ, or will seek to employ, with respect to our debentures. This could, in turn, adversely affect the trading price and liquidity of our debentures.

The SEC and other regulatory and self-regulatory authorities have implemented various rules and may adopt additional rules in the future that may impact those engaging in short selling activity involving equity securities (including our common stock). In particular, Rule 201 of SEC Regulation SHO generally restricts short selling when the price of a “covered security” triggers a “circuit breaker” by falling 10% or more from the security's closing price as of the end of regular trading hours on the prior day. If this circuit breaker is triggered, short sale orders can be displayed or executed for the remainder of that day and the following day only if the order price is above the then-current national best bid, subject to certain limited exceptions. Because our common stock is a “covered security,” these Rule 201 restrictions, if triggered, may interfere with the ability of investors in our debentures to effect short sales in our common stock and conduct a convertible arbitrage strategy.

In addition, the SEC recently approved two proposals submitted by the national securities exchanges and the Financial Industry Regulatory Authority, Inc. (“FINRA”) concerning extraordinary market volatility that may impact the ability of investors to effect a convertible arbitrage strategy. One initiative is the “Limit Up-Limit Down” plan, which requires securities exchanges, alternative trading systems, broker-dealers and other trading centers to establish policies and procedures that prevent the execution of trades or the display of bids or offers outside of specified price bands. If the bid or offer quotations for a security are at the far limit of the price band for more than 15 seconds, trading in that security will be subject to a five-minute trading pause. The Limit Up-Limit Down plan became effective, on a one-year pilot basis, on April 8, 2013.

The second initiative revised existing stock exchange and FINRA rules that establish the market-wide circuit breaker system. The market-wide circuit breaker system provides for specified market-wide halts in trading of stock for certain periods following specified market declines. The recent changes lowered the percentage-decline thresholds for triggering a market-wide trading halt and shortened the amount of time that trading is halted. Market declines under the new system are measured based on a decline in the S&P 500 Index compared to the prior day's closing value rather than a decline in the Dow Jones Industrial Average compared to the prior quarterly closing value. The changes to the market-wide circuit breaker system became effective, on a one-year pilot basis, on April 8, 2013. The potential restrictions on trading imposed by the Limit Up-Limit Down plan and the market-wide circuit breaker system may interfere with the ability of investors in our debentures to effect short sales in our common stock and conduct a convertible arbitrage strategy.

The enactment of the Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Dodd-Frank Act, on July 21, 2010 also introduced regulatory uncertainty that may impact trading activities relevant to our debentures. As a result of this legislation, certain interest rate swaps and credit default swaps are currently required to be cleared through regulated clearinghouses. Certain other swaps and security-based swaps are likely going to be required to be cleared through regulated clearinghouses in the future. In addition, certain swaps and security-based swaps will be required to be traded on exchanges or comparable trading facilities. Furthermore, swap dealers, security-based swap dealers, major swap participants and major security-based swap participants will be required to comply with margin and capital requirements. In addition, certain market participants are required to comply with public reporting requirements to provide transaction and pricing data on both cleared and uncleared swaps. Public reporting requirements will also apply with respect to security-based swaps in the future. These requirements could adversely affect the ability of investors in our debentures to maintain a convertible arbitrage strategy with respect to our debentures (including increasing the costs incurred by such investors in implementing such strategy). This could, in turn, adversely affect the trading price and liquidity of our debentures. Although some of the implementing rules have been adopted and are currently effective, we cannot predict how the SEC and other regulators will ultimately implement the legislation or the magnitude of the effect that this legislation will have on the trading price or liquidity of our debentures.

Although the direction and magnitude of the effect that the amendments to Regulation SHO, FINRA and securities exchange rule changes and/or implementation of the Dodd-Frank Act may have on the trading price and the liquidity of our debentures will depend on a variety of factors, many of which cannot be determined at this time, past regulatory actions have had a significant impact on the trading prices and liquidity of convertible debentures. For example, between July 2008 and September 2008, the SEC issued a series of emergency orders placing restrictions on the short sale of the common stock of certain financial services companies. The orders made the convertible arbitrage strategy that many convertible debentures employ difficult to execute and adversely affected both the liquidity and trading price of convertible debentures issued by many of the financial services companies subject to the prohibition. Any governmental action that similarly restricts the ability of investors in our debentures to effect short sales of our common stock, including the amendments to Regulation SHO, FINRA and exchange rule changes and the implementation of the Dodd-Frank Act, could similarly adversely affect the trading price and the liquidity of our debentures.

ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

On May 29, 2013, we issued $300.0 million in principal amount of our 0.75% senior convertible debentures due 2018 (the “0.75% debentures due 2018”).  The 0.75% debentures due 2018 and our underlying common stock issuable upon conversion, if any, have not been registered under the Securities Act, and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements.

If not earlier converted, the 0.75% debentures due 2018 mature on June 1, 2018. Holders are able to exercise their right to convert the debentures at any time into shares of our common stock at an initial conversion price approximately equal to $24.95 per share. The applicable conversion rate may be subject to adjustment in certain circumstances. The maximum number of shares of our common stock that may be issued through the conversion is 15,633,957, subject to anti-dilution and certain other adjustments.

Issuer Purchases of Equity Securities

The following table sets forth all purchases made by or on behalf of us or any "affiliated purchaser," as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, of shares of our common stock during each of the indicated periods.

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Publicly Announced Plans or Programs
April 1, 2013 through April 28, 2013	8,700	$11.06	—	—
April 29, 2013 through May 26, 2013	32,593	$19.94	—	—
May 27, 2013 through June 30, 2013	243,052	$19.31	—	—
	284,345	$19.13	—	—

(1)	The shares purchased represent shares surrendered to satisfy tax withholding obligations in connection with the vesting of restricted stock issued to employees.

ITEM 6: EXHIBITS

EXHIBIT INDEX
Exhibit Number	Description
4.1
Indenture, dated as of May 29, 2013, by and between SunPower Corporation and Wells Fargo Bank, National Association, as Trustee (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 29, 2013).

10.1*	2014 Management Career Transition Plan, dated April 30, 2013.
10.2 *	First Amendment to Employment Agreement, dated May 1, 2013, by and among SunPower Corporation and Charles David Boynton.
31.1*	Certification by Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a).
31.2*	Certification by Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a).
32.1*	Certification Furnished Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*+	XBRL Instance Document.
101.SCH*+	XBRL Taxonomy Schema Document.
101.CAL*+	XBRL Taxonomy Calculation Linkbase Document.
101.LAB*+	XBRL Taxonomy Label Linkbase Document.
101.PRE*+	XBRL Taxonomy Presentation Linkbase Document.
101.DEF*+	XBRL Taxonomy Definition Linkbase Document.

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

SUNPOWER CORPORATION

Dated: August 1, 2013	By:	/s/ CHARLES D. BOYNTON

Charles D. Boynton
Executive Vice President and
Chief Financial Officer

Index to Exhibits

Exhibit Number	Description
10.1*	2014 Management Career Transition Plan, dated April 30, 2013.
10.2 *	First Amendment to Employment Agreement, dated May 1, 2013, by and among SunPower Corporation and Charles David Boynton.
31.1*	Certification by Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a).
31.2*	Certification by Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a).
32.1*	Certification Furnished Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*+	XBRL Instance Document.
101.SCH*+	XBRL Taxonomy Schema Document.
101.CAL*+	XBRL Taxonomy Calculation Linkbase Document.
101.LAB*+	XBRL Taxonomy Label Linkbase Document.
101.PRE*+	XBRL Taxonomy Presentation Linkbase Document.
101.DEF*+	XBRL Taxonomy Definition Linkbase Document.

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