Form 10-Q
period 2013-09-29
SUNPOWER CORP
filed 2013-10-31
CIK 867773

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 29, 2013
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

The total number of outstanding shares of the registrant’s common stock as of October 25, 2013 was 121,395,743.

d

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SunPower Corporation
Condensed Consolidated Balance Sheets
(In thousands, except share data)
(unaudited)

	September 29, 2013	December 30, 2012
Assets
Current assets:
Cash and cash equivalents	$743,575	$457,487
Restricted cash and cash equivalents, current portion	14,600	15,568
Accounts receivable, net	377,824	398,150
Costs and estimated earnings in excess of billings	42,563	36,395
Inventories	288,049	291,386
Advances to suppliers, current portion	75,680	50,282
Project assets - plants and land, current portion	98,005	75,911
Prepaid expenses and other current assets[1]	453,595	613,053
Total current assets	2,093,891	1,938,232

Restricted cash and cash equivalents, net of current portion	17,420	31,396
Restricted long-term marketable securities	9,179	10,885
Property, plant and equipment, net	851,344	774,909
Project assets - plants and land, net of current portion	3,559	7,596
Other intangible assets, net	514	744
Advances to suppliers, net of current portion	289,460	301,123
Other long-term assets[1]	493,725	276,063
Total assets	$3,759,092	$3,340,948

Liabilities and Equity
Current liabilities:
Accounts payable[1]	$483,059	$414,335
Accrued liabilities	256,454	247,372
Billings in excess of costs and estimated earnings	253,329	225,550
Short-term debt	76,845	14,700
Convertible debt, current portion	230,000	—
Customer advances, current portion[1]	44,977	59,648
Total current liabilities	1,344,664	961,605

Long-term debt	93,154	375,661
Convertible debt, net of current portion[1]	521,372	438,629
Customer advances, net of current portion[1]	170,798	236,082
Other long-term liabilities	520,260	335,619
Total liabilities	2,650,248	2,347,596
Commitments and contingencies (Note 7)
Equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized; none issued and outstanding as of both September 29, 2013 and December 31, 2012	—	—
Common stock, $0.001 par value, 367,500,000 shares authorized; 126,730,119 shares issued, and 121,390,170 outstanding as of September 29, 2013; 123,315,990 shares issued, and 119,234,280 shares outstanding as of December 30, 2012	121	119
Additional paid-in capital	1,964,369	1,931,947
Accumulated deficit	(828,830)	(902,085)
Accumulated other comprehensive loss	(4,948)	(2,521)
Treasury stock, at cost; 5,339,949 shares of common stock as of September 29, 2013; 4,081,710 shares of common stock as of December 30, 2012	(51,692)	(34,108)
Total stockholders' equity	1,079,020	993,352
Noncontrolling interests in subsidiaries	29,824	—
Total equity	1,108,844	993,352
Total liabilities and equity	$3,759,092	$3,340,948

[1]
The Company has related party balances in connection with transactions made with Total and its affiliates as well as unconsolidated entities in which the Company has a direct equity investment. These related party balances are recorded within the "Prepaid expenses and other current assets," "Other long-term assets," "Accounts payable," "Customer advances, current portion," "Convertible debt, net of current portion," and "Customer advances, net of current portion" financial statement line items in the Condensed Consolidated Balance Sheets (see Note 2, Note 4, Note 5, Note 7, and Note 8).

The accompanying notes are an integral part of these condensed consolidated financial statements.

SunPower Corporation
Condensed Consolidated Statements of Operations
(In thousands, except per share data)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 29, 2013	September 30, 2012	September 29, 2013	September 30, 2012

Revenue	$657,120	$648,948	$1,869,069	$1,738,976
Cost of revenue	463,890	568,175	1,508,665	1,539,455
Gross margin	193,230	80,773	360,404	199,521
Operating expenses:
Research and development	14,903	14,956	41,108	45,786
Sales, general and administrative	63,229	69,714	195,356	208,388
Restructuring charges	1,114	10,544	1,705	61,189
Goodwill and other intangible asset impairment	—	59,581	—	59,581
Total operating expenses	79,246	154,795	238,169	374,944
Operating income (loss)	113,984	(74,022)	122,235	(175,423)
Other income (expense), net:
Interest income	258	94	839	762
Interest expense	(28,861)	(25,834)	(80,765)	(63,935)
Gain on share lending arrangement	—	50,645	—	50,645
Other, net	(4,159)	594	(11,972)	(4,984)
Other income (expense), net	(32,762)	25,499	(91,898)	(17,512)
Income (loss) before income taxes and equity in earnings (loss) of unconsolidated investees	81,222	(48,523)	30,337	(192,935)
Benefit from (provision for) income taxes	4,575	(593)	(2,920)	(12,542)
Equity in earnings (loss) of unconsolidated investees	1,585	578	2,261	(1,772)
Net income (loss)	87,382	(48,538)	29,678	(207,249)
Net loss attributable to noncontrolling interests	21,004	—	43,577	—
Net income (loss) attributable to stockholders	$108,386	$(48,538)	$73,255	$(207,249)

Net income (loss) per share attributable to stockholders:
Basic	$0.89	$(0.41)	$0.61	$(1.78)
Diluted	$0.73	$(0.41)	$0.55	$(1.78)
Weighted-average shares:
Basic	121,314	118,952	120,604	116,408
Diluted	153,876	118,952	134,859	116,408

The accompanying notes are an integral part of these condensed consolidated financial statements.

SunPower Corporation
Condensed Consolidated Statements of Comprehensive Income (Loss)
(In thousands)
(unaudited)

	Three Months Ended		Nine Months Ended
(In thousands)	September 29, 2013	September 30, 2012	September 29, 2013	September 30, 2012
Net income (loss)	$87,382	$(48,538)	$29,678	$(207,249)
Components of comprehensive income (loss):
Translation adjustment	1,923	148	(2,003)	(1,802)
Net unrealized loss on derivatives (Note 10)	(2,005)	(2,611)	(524)	(10,738)
Unrealized gain on investments	7	—	—	—
Income taxes	379	490	100	2,016
Net change in accumulated other comprehensive income (loss)	304	(1,973)	(2,427)	(10,524)
Total comprehensive income (loss)	87,686	(50,511)	27,251	(217,773)
Comprehensive loss attributable to noncontrolling interests	21,004	—	43,577	—
Comprehensive income (loss) attributable to stockholders	$108,690	$(50,511)	$70,828	$(217,773)

The accompanying notes are an integral part of these condensed consolidated financial statements.

SunPower Corporation
Condensed Consolidated Statements of Equity
(In thousands, except share data)
(unaudited)

	Common Stock
	Shares	Value	Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
Balances at December 30, 2012	119,234	$119	$1,931,947	$(34,108)	$(2,521)	$(902,085)	$993,352	$—	$993,352
Net income (loss)	—	—	—	—	—	73,255	73,255	(43,577)	29,678
Other comprehensive loss	—	—	—	—	(2,427)	—	(2,427)	—	(2,427)
Issuance of common stock upon exercise of options	41	—	97	—	—	—	97	—	97
Issuance of restricted stock to employees, net of cancellations	3,373	2	(2)	—	—	—	—	—	—
Stock-based compensation expense	—	—	31,599	—	—	—	31,599	—	31,599
Purchases of treasury stock	(1,258)	—	—	(17,584)	—	—	(17,584)	—	(17,584)
Tax benefit from convertible debt interest deduction	—	—	728	—	—	—	728	—	728
Contributions from noncontrolling interests	—	—	—	—	—	—	—	73,401	73,401
Balances at September 29, 2013	121,390	$121	$1,964,369	$(51,692)	$(4,948)	$(828,830)	$1,079,020	$29,824	$1,108,844

The accompanying notes are an integral part of these condensed consolidated financial statements.

SunPower Corporation
Condensed Consolidated Statements of Cash Flows
(In thousands)
(unaudited)

	Nine Months Ended
	September 29, 2013	September 30, 2012[1]
Cash flows from operating activities:
Net income (loss)	$29,678	$(207,249)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Stock-based compensation	31,103	33,179
Depreciation	72,893	82,747
Loss on retirement of property, plant and equipment	—	56,399
Amortization of other intangible assets	231	8,099
Goodwill impairment	—	46,734
Other intangible asset impairment	—	12,847
Gain on sale of investments	(51)	—
(Gain) loss on mark-to-market derivatives	30	(4)
Non-cash interest expense	36,382	29,336
Amortization of debt issuance costs	3,762	2,899
Equity in (earnings) loss of unconsolidated investees	(2,261)	1,772
Gain on equity interest in unconsolidated investee	(529)	—
Third-party inventories write-down	—	8,869
Gain on share lending arrangement	—	(50,645)
Gain on contract termination	(51,988)	—
Deferred income taxes and other tax liabilities	2,317	110
Changes in operating assets and liabilities, net of effect of acquisition:
Accounts receivable	(46,391)	124,865
Costs and estimated earnings in excess of billings	(6,168)	(10,709)
Inventories	(38,543)	(50,076)
Project assets	(42,113)	(101,917)
Prepaid expenses and other assets	48,355	(35,401)
Advances to suppliers	(13,735)	(29,993)
Accounts payable and other accrued liabilities	106,769	(43,008)
Billings in excess of costs and estimated earnings	27,779	(31,203)
Customer advances	(27,967)	40,048
Net cash provided by (used in) operating activities	129,553	(112,301)
Cash flows from investing activities:
Decrease in restricted cash and cash equivalents	14,944	54,341
Purchases of property, plant and equipment	(25,460)	(79,033)
Cash paid for solar power systems, leased and to be leased	(83,619)	(100,655)
Purchases of marketable securities	(99,928)	(1,436)
Proceeds from sales or maturities of marketable securities	100,947	—
Proceeds from sale of equipment to third-party	645	419
Cash received for sale of investment in unconsolidated investees	—	17,403
Cash paid for investments in unconsolidated investees	(1,411)	(10,000)
Net cash used in investing activities	(93,882)	(118,961)
Cash flows from financing activities:
Proceeds from issuance of convertible debt, net of issuance costs	296,283	—
Proceeds from issuance of bank loans, net of issuance costs	—	125,000
Proceeds from issuance of project loans, net of issuance costs	68,225	27,617
Proceeds from recovery of claim in connection with share lending arrangement	—	50,645
Proceeds from residential lease financing	83,365	26,809
Proceeds from sale-leaseback financing	40,757	—
Contributions from noncontrolling interests	73,401	—
Repayment of bank loans, project loans and other debt	(290,098)	(126,427)
Repayment of sale-leaseback financing	(5,124)	—
Cash paid for repurchase of convertible debt	—	(198,608)
Proceeds from private offering of common stock, net of issuance costs	—	163,616
Cash distributions to Parent in connection with the transfer of entities under common control	—	(178,290)
Proceeds from exercise of stock options	98	51
Purchases of stock for tax withholding obligations on vested restricted stock	(17,584)	(5,430)
Net cash provided by (used in) financing activities	249,323	(115,017)
Effect of exchange rate changes on cash and cash equivalents	1,094	(2,213)
Net increase (decrease) in cash and cash equivalents	286,088	(348,492)
Cash and cash equivalents, beginning of period	457,487	725,618
Cash and cash equivalents, end of period	$743,575	$377,126

Non-cash transactions:
Assignment of residential lease receivables to a third party financial institution	$67,400	$10,259
Property, plant and equipment acquisitions funded by liabilities	$5,628	$13,243
Costs of solar power systems, leased and to be leased, sourced from existing inventory	$43,341	$80,068
Costs of solar power systems, leased and to be leased, funded by liabilities	$2,315	$6,712
Costs of solar power systems under sale-leaseback financing arrangements, sourced from project assets	$24,399	$—
Non-cash interest expense capitalized and added to the cost of qualified assets	$400	$1,161
Issuance of warrants in connection with the Liquidity Support Agreement	$—	$50,327

[1]	As adjusted to conform to the current period presentation for solar power systems leased and to be leased (see Note 1).

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

The Company's President and Chief Executive Officer, as the chief operating decision maker ("CODM"), has organized the Company, manages resource allocations, and measures performance of the Company's activities among three regional segments: (i) the Americas Segment, (ii) the EMEA Segment, and (iii) the APAC Segment. The Americas Segment includes both North and South America. The EMEA Segment includes European countries, as well as the Middle East and Africa. The APAC segment includes all Asia-Pacific countries.

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

Reclassifications

Certain prior period balances have been reclassified to conform to the current period presentation in the Company's condensed consolidated financial statements and the accompanying notes. Such reclassifications had no effect on previously reported results of operations or retained earnings. As reflected in the Company's Annual Report on Form 10-K for the fiscal year ended December 30, 2012 ("2012 Form 10-K"), in connection with the growth of its residential lease program, during the fourth quarter of fiscal 2012 the Company began to separately classify both the cost of the leased assets and related investing cash flows based upon the nature of the lease entered into. The Company has reclassified prior period interim balances to conform to the current period presentation, which resulted in an increase in operating cash flows of $100.7 million for the nine months ended September 30, 2012.

Fiscal Years

The Company has a 52-to-53-week fiscal year that ends on the Sunday closest to December 31. Accordingly, every fifth or sixth year will be a 53-week fiscal year. Both fiscal 2013 and 2012 are 52-week fiscal years. The third quarter of fiscal 2013 ended on September 29, 2013, while the third quarter of fiscal 2012 ended on September 30, 2012. All quarters in fiscal 2013 and fiscal 2012 were 13-week quarters.

Management Estimates

The preparation of the condensed consolidated financial statements in conformity with U.S. generally accepted accounting principles ("U.S. GAAP") requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Significant estimates in these condensed consolidated financial statements include percentage-of-completion for construction projects; allowances for doubtful accounts receivable and sales returns; inventory and project asset write-downs; stock-based compensation; estimates for future cash flows and economic useful lives of property, plant and equipment and other long-term assets; the fair value and residual value of leased solar power systems; fair value of financial instruments; valuation of certain accrued liabilities including accrued warranty, restructuring, and termination of supply contracts reserves; valuation of debt without the conversion feature; and income taxes and tax valuation allowances. Actual results could materially differ from those estimates.

Summary of Significant Accounting Policies

Revenue Recognition

Residential Leases

The Company offers a solar lease program, in partnership with third-party financial institutions, which allows its residential customers to obtain SunPower systems under lease agreements for terms of up to 20 years. Leases are classified as either operating or sales-type leases in accordance with the relevant accounting guidelines.

For those systems classified as sales-type leases, the net present value of the minimum lease payments, net of executory costs, is recognized as revenue when the lease is placed in service. This net present value as well as the net present value of the residual value of the lease at termination are recorded as receivables in the Condensed Consolidated Balance Sheets. The difference between the initial net amounts and the gross amounts are amortized to revenue over the lease term using the interest method. The residual values of our solar systems are determined at the inception of the lease applying an estimated system fair value at the end of the lease term.

For those systems classified as operating leases, rental revenue is recognized, net of executory costs, on a straight-line basis over the term of the lease.

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

Other than as described above, there have been no significant changes in the Company's significant accounting policies during the nine months ended September 29, 2013, as compared with the significant accounting policies described in the 2012 Form 10-K.

Recent Accounting Pronouncements

In July 2013, the Financial Accounting Standards Board ("FASB") amended its guidance related to the presentation of unrecognized tax benefits. The amended guidance specifies when an unrecognized tax benefit or a portion of an unrecognized tax benefit should be presented as a liability versus an offset against a deferred tax asset when a net operating loss carryforward, a similar tax loss or tax credit carryforward exists. The amendment will become effective for the Company in the first quarter of fiscal 2014. The Company does not expect that the requirement will have a material impact on its condensed consolidated financial statements.

In March 2013, the FASB and International Accounting Standards Board ("IASB") issued common disclosure requirements that are intended to enhance comparability between financial statements prepared in accordance with U.S. GAAP and those prepared in accordance with International Financial Reporting Standards ("IFRS"). This new guidance is applicable to companies that have financial instruments or derivatives that are either offset in the balance sheet (presented on a net basis) or subject to an enforceable master netting arrangement or similar arrangement. The requirement does not change the existing offsetting eligibility criteria or the permitted balance sheet presentation for those instruments that meet the eligibility criteria. However, once this disclosure requirement becomes effective, companies will also be required to disclose information about financial instruments and derivatives instruments that have been offset and related arrangements and to provide both net (offset amounts) and gross information in the notes to the financial statements for relevant assets and liabilities that are offset. The disclosure requirement becomes effective retrospectively in the first quarter of the Company's fiscal year 2014. The Company does not expect that the requirement will have a material impact on its condensed consolidated financial statements as it is disclosure only in nature.

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

In consideration for the commitments of Total S.A., under the Credit Support Agreement, the Company is required to pay Total S.A. a guarantee fee for each letter of credit that is the subject of a Guaranty and was outstanding for all or part of the preceding calendar quarter. The Company is also required to reimburse Total S.A. for payments made under any Guaranty and certain expenses of Total S.A., plus interest on both. The Company incurred guaranty fees under the Credit Support Agreement of $2.7 million and $6.2 million in the three and nine months ended September 29, 2013, respectively, and $1.7 million and $5.2 million in the three and nine months ended September 30, 2012, respectively.

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

The R&D Agreement enables a joint committee (the "R&D Strategic Committee") to identify, plan and manage the R&D Collaboration. Due to the impracticability of anticipating and establishing all of the legal and business terms that are and will be applicable to the R&D Collaboration or to each R&D Project, the R&D Agreement sets forth broad principles applicable to the parties' potential R&D Collaboration, and the R&D Collaboration Committee establishes the particular terms governing each particular R&D Project consistent with the terms set forth in the R&D Agreement. In the three and nine months ended September 29, 2013, Total contributed $0.3 million and $1.3 million, respectively, to projects under the R&D Agreement. The Company records research and development expense net of contributions under collaborative arrangements.

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

Liquidity Support Agreement with Total S.A.

The Company is party to an agreement with a customer to construct the California Valley Solar Ranch, a solar park. Part of the debt financing necessary for the customer to pay for the construction of this solar park is being provided by the Federal Financing Bank in reliance on a guarantee of repayment provided by the Department of Energy (the "DOE") under a loan guarantee program. On February 28, 2012, the Company entered into a Liquidity Support Agreement with Total S.A. and the DOE, and a series of related agreements with Total S.A. and Total, under which Total S.A. has agreed to provide the Company, or cause to be provided, additional liquidity under certain circumstances to a maximum amount of $600.0 million ("Liquidity

Support Facility"). Total S.A. is required to provide liquidity support to the Company under the facility, and the Company is required to accept such liquidity support from Total S.A., if either the Company's actual or projected unrestricted cash, cash equivalents, and unused borrowing capacity are reduced below $100.0 million, or the Company fails to satisfy any financial covenant under its indebtedness. In either such event, subject to a $600.0 million aggregate limit, Total S.A. is required to provide the Company with sufficient liquidity support to increase the amount of its unrestricted cash, cash equivalents and unused borrowing capacity to above $100.0 million, and to restore compliance with its financial covenants. Total S.A.'s current guarantee of the Company's July 2013 revolving credit facility with Credit Agricole, as further described below, reduces the capacity available under the Liquidity Support Facility by $250.0 million. The Liquidity Support Facility is available until the completion of the solar park, expected to be completed in the beginning of fiscal 2014, and, under certain conditions, up to December 31, 2016, at which time all outstanding guarantees will expire (except for the Total S.A. guarantee of the Credit Agricole facility which will expire on or about January 31, 2014) and all outstanding debt under the facility will become due. The use of the Liquidity Support Facility is not limited to direct obligations related to the solar park, and is available for general corporate purposes, but the Company has agreed to conduct its operations, and use any proceeds from such facility, in ways that minimize the likelihood of Total S.A. being required to provide further support. In connection with the Liquidity Support Agreement, the Company also entered into a Compensation and Funding Agreement with Total S.A., and a Private Placement Agreement and a Revolving Credit and Convertible Loan Agreement with Total, which implement the terms of the Liquidity Support Agreement and Compensation Funding Agreement.

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

During the term of the Compensation and Funding Agreement, the Company will make certain cash payments to Total S.A. within 30 days after the end of each calendar quarter for the term of the agreement as follows: (i) quarterly payment of a commitment fee in an amount equal to 0.25% of the unused portion of the $600.0 million Liquidity Support Facility as of the end of such quarter; and (ii) quarterly payment of a guarantee fee in an amount equal to 2.75% per annum of the average amount of the Company's indebtedness that is guaranteed by Total S.A. pursuant to any guaranty issued in accordance with the terms of the Compensation and Funding Agreement during such quarter. Any payment obligations of the Company to Total S.A. under the Compensation and Funding Agreement that are not paid when due shall accrue interest until paid in full at a rate equal to 6-month U.S. LIBOR as in effect from time to time plus 5.00% per annum.

On December 24, 2012, Total S.A. issued a guarantee for the Company's obligations under the September 2011 revolving credit facility with Credit Agricole (the "September 2011 revolving credit facility"). The issuance of the guarantee reduced the capacity available under the Liquidity Support Facility from $600.0 million to $325.0 million. The Company was required to pay Total S.A. an annual guarantee fee of 2.75% of the outstanding amount under the September 2012 revolving credit facility with Credit Agricole. The guarantee reduced related interest rates and removed certain financial and restrictive covenants under the facility. On July 3, 2013, the Company terminated the September 2011 revolving credit facility after establishing a new revolving credit facility with Credit Agricole (the "July 2013 revolving credit facility"). Total S.A. has issued a guarantee for the Company's obligations under the July 2013 revolving credit facility. The issuance of the guarantee, together with the termination of the similar $275.0 million guaranty of the September 2011 revolving credit facility, as described above, increased the capacity available under the Liquidity Support Facility by $25.0 million. The Company is required to pay Total S.A. an annual guarantee fee of 2.75% of the outstanding amount under the July 2013 revolving credit facility (see Note 9).

The Company incurred fees under the Compensation and Funding Agreement of $1.5 million and $4.0 million in the three and nine months ended September 29, 2013, respectively, and $1.4 million and $3.5 million in the three and nine months ended September 30, 2012, respectively.

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

Note 3. GOODWILL AND OTHER INTANGIBLE ASSETS

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

Based on the impairment test as of September 30, 2012, the Company determined that the carrying value of the Americas and EMEA reporting units exceeded their fair value. As a result, the Company performed the second step of the impairment analysis for the two reporting units discussed above. The Company's calculation of the implied fair value of goodwill included significant assumptions for, among others, the fair values of recognized assets and liabilities and of unrecognized intangible assets, all of which require significant judgment by management. The Company calculated that the implied fair value of goodwill for the two reporting units was zero and therefore recorded a goodwill impairment loss of $46.7 million, representing all of the goodwill associated with these reporting units. As of September 29, 2013 and December 30, 2012, the Company had no remaining goodwill balance.

Other Intangible Assets

The Company's acquired other intangible assets consist of patents, trade names and purchased technology; customer relationships; and purchased in-process research and development. As of September 29, 2013 and December 30, 2012, the Company's other intangible assets, net of accumulated depreciation, totaled $0.5 million and $0.7 million, respectively. All of the Company's acquired other intangible assets are subject to amortization. Aggregate amortization expense for other intangible assets totaled less than $0.1 million and $0.2 million for the three and nine months ended September 29, 2013, respectively, and $2.6 million and $8.1 million in the three and nine months ended September 30, 2012, respectively.

The Company reviews intangible assets for impairment whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. During the third quarter of fiscal 2012, the Company determined that the carrying value of certain intangible assets in Europe were no longer recoverable based on a discrete evaluation of the nature of the intangible assets, incorporating the effect of declines in regional operating results. As a result, the Company recognized an impairment loss of $12.8 million on its Condensed Consolidated Statement of Operations for the both the three and nine months ended September 30, 2012.

Note 4. BALANCE SHEET COMPONENTS

	As of
(In thousands)	September 29, 2013	December 30, 2012
Accounts receivable, net:
Accounts receivable, gross[1]	$407,680	$429,977
Less: allowance for doubtful accounts	(27,476)	(26,773)
Less: allowance for sales returns	(2,380)	(5,054)
	$377,824	$398,150

[1]	Includes short-term finance receivables associated with solar power systems leased of $6.0 million and $4.5 million as of September 29, 2013 and December 30, 2012, respectively.

Inventories:
Raw materials	$79,272	$89,331
Work-in-process	47,212	50,627
Finished goods	161,565	151,428
	$288,049	$291,386

	As of
(In thousands)	September 29, 2013	December 30, 2012
Prepaid expenses and other current assets:
VAT receivables, current portion	$99,899	$97,041
Foreign currency derivatives	2,198	1,275
Deferred project costs	172,679	305,980
Deferred costs for solar power systems to be leased	25,264	31,419
Other receivables	78,336	104,640
Other prepaid expenses	28,905	25,230
Other current assets	46,314	47,468
	$453,595	$613,053

Project assets - plants and land:
Project assets — plants	$91,911	$61,862
Project assets — land	9,653	21,645
	$101,564	$83,507
Project assets - plants and land, current portion	$98,005	$75,911
Project assets - plants and land, net of current portion	$3,559	$7,596

Property, plant and equipment, net:
Land and buildings	$26,080	$20,109
Leasehold improvements	229,817	221,378
Manufacturing equipment[2]	545,174	531,289
Computer equipment	77,087	75,438
Furniture and fixtures	8,262	8,178
Solar power systems[3]	54,585	12,501
Solar power systems leased	290,388	163,003
Solar power systems to be leased	52,936	89,423
Construction-in-process	9,001	34,110
	1,293,330	1,155,429
Less: accumulated depreciation	(441,986)	(380,520)
	$851,344	$774,909

[2]
The Company's mortgage loan agreement with International Finance Corporation ("IFC") is collateralized by certain manufacturing equipment with a net book value of $153.5 million and $152.9 million as of September 29, 2013 and December 30, 2012, respectively. The Company also provided security for advance payments received from a third-party supplier in the form of collateralized manufacturing equipment with a net book value of $16.5 million as of December 30, 2012.

[3]	Includes $25.3 million of solar power systems associated with sale-leaseback transactions under the financing method as of September 29, 2013 (see Note 7).

Property, plant and equipment, net by geography[4]:
Philippines	$333,959	$367,708
United States	458,825	343,710
Mexico	32,377	32,409
Europe	25,681	29,292
Other	502	1,790
	$851,344	$774,909

[4]	Property, plant and equipment, net are based on the physical location of the assets.

The table below presents the cash and non-cash interest expense capitalized to property, plant and equipment and project assets during the three and nine months ended September 29, 2013 and September 30, 2012, respectively.

	Three Months Ended		Nine Months Ended
(In thousands)	September 29, 2013	September 30, 2012	September 29, 2013	September 30, 2012
Interest expense:
Interest cost incurred	$(29,075)	$(26,912)	$(81,827)	$(66,899)
Cash interest cost capitalized - property, plant and equipment	39	272	267	859
Non-cash interest cost capitalized - property, plant and equipment	—	142	57	444
Cash interest cost capitalized - project assets - plant and land	96	395	395	944
Non-cash interest cost capitalized - project assets - plant and land	79	269	343	717
Interest expense	$(28,861)	$(25,834)	$(80,765)	$(63,935)

	As of
(In thousands)	September 29, 2013	December 30, 2012
Other long-term assets:
Equity method investments	$113,778	$111,516
Bond hedge derivative	96,635	2,327
Cost method investments	12,374	14,918
Long-term financing receivables	139,177	67,742
Long-term debt issuance costs	18,153	38,185
Other	113,608	41,375
	$493,725	$276,063

Accrued liabilities:
VAT payables	$5,456	$2,049
Foreign currency derivatives	7,250	4,891
Short-term warranty reserves	9,468	9,054
Interest payable	10,840	9,672
Deferred revenue	25,521	32,507
Employee compensation and employee benefits	48,024	40,750
Restructuring reserve	11,935	29,477
Short-term residential lease financing	28,471	25,153
Other	109,489	93,819
	$256,454	$247,372

	As of
(In thousands)	September 29, 2013	December 30, 2012
Other long-term liabilities:
Embedded conversion option derivatives	$96,665	$2,327
Long-term warranty reserves	125,307	107,803
Deferred revenue	157,395	128,936
Unrecognized tax benefits	25,193	35,022
Long-term residential lease financing	28,788	11,411
Long-term sale-leaseback financing (Note 7)	36,575	—
Other	50,337	50,120
	$520,260	$335,619

Accumulated other comprehensive loss:
Cumulative translation adjustment	$(4,322)	$(2,319)
Net unrealized loss on derivatives	(767)	(243)
Deferred taxes	141	41
	$(4,948)	$(2,521)

Solar Power Systems Leased and to be Leased

The Company leases solar systems to residential customers under both operating and sales-type leases. As of September 29, 2013 and December 30, 2012, solar power systems leased under operating leases, presented in "Property, plant and equipment, net" in the Company's Condensed Consolidated Balance Sheets was $290.4 million and $163.0 million, respectively, and solar power systems to be leased under operating leases, presented in "Property, plant and equipment, net" in the Company's Condensed Consolidated Balance Sheets was $52.9 million and $89.4 million, respectively. As of September 29, 2013, financing receivables for sales-type leases, presented in "Accounts receivable, net" and "Other long-term assets" in the Company's Condensed Consolidated Balance Sheets was $6.0 million and $139.2 million, respectively. As of December 30, 2012, financing receivables for sales-type leases, presented in "Accounts receivable, net" and "Other long-term assets" in the Company's Condensed Consolidated Balance Sheets was $4.5 million and $67.7 million, respectively. Amounts recognized in the Company's Condensed Consolidated Statement of Operations are not significant in any period presented.

The Company has entered into multiple facilities under which solar power systems are financed with third-party investors. Under the terms of certain programs the investors make upfront payments to the Company, which the Company recognizes as a non-recourse liability that will be reduced over the specified term of the program as customer receivables and government incentives are received by the third-party investors. As the non-recourse liability is reduced over time, the Company makes a corresponding reduction in customer and government incentive receivables on its balance sheet. Under this approach, for both operating and sales-type leases the Company continues to account for these arrangements with its residential lease customers in the condensed consolidated financial statements.

As of September 29, 2013 and December 30, 2012, the remaining liability to the third-party investors, presented in "Accrued liabilities" and "Other long-term liabilities" on the Company's Condensed Consolidated Balance Sheets, was $57.3 million and $36.6 million, respectively. As of September 29, 2013 and December 30, 2012, the Company has pledged solar assets with an aggregate book value of $228.3 million and $280.8 million, respectively, to the third-party investors as security for its obligations under the contractual arrangements.

Beginning in the first quarter of fiscal 2013, the Company has entered into facilities with third-party investors under which the parties will invest in entities which hold SunPower solar power systems and leases with residential customers. The Company was determined to hold controlling interests in these less than wholly owned entities and has fully consolidated these entities as a result. The Company accounts for the portion of net assets in the consolidated entities attributable to the investors as "Noncontrolling interests" in its condensed consolidated financial statements (see Note 1).

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The Company measures certain assets and liabilities at fair value on a recurring basis. There were no transfers between fair value measurement levels during the three and nine months ended September 29, 2013 or September 30, 2012. The Company did not have any assets or liabilities measured at fair value on a recurring basis requiring Level 3 inputs as of September 29, 2013 or December 30, 2012.

The following table summarizes the Company's assets and liabilities measured and recorded at fair value on a recurring basis as of September 29, 2013 and December 30, 2012, respectively:

	September 29, 2013			December 30, 2012
(In thousands)	Total	Level 1	Level 2	Total	Level 1	Level 2
Assets
Cash and cash equivalents:
Money market funds[1]	$308,001	$308,001	$—	$117,254	$117,254	$—
Prepaid expenses and other current assets:
Foreign currency derivatives (Note 10)	2,198	—	2,198	1,275	—	1,275
Other long-term assets:
Debt derivatives (Note 9)	96,635	—	96,635	2,327	—	2,327
Foreign currency derivatives (Note 10)	384	—	384	—	—	—
Total assets	$407,218	$308,001	$99,217	$120,856	$117,254	$3,602
Liabilities
Accrued liabilities:
Foreign currency derivatives (Note 10)	$7,250	$—	$7,250	$4,891	$—	$4,891
Other long-term liabilities:
Debt derivatives (Note 9)	96,665	—	96,665	2,327	—	2,327
Foreign currency derivatives (Note 10)	495	—	495	—	—	—
Total liabilities	$104,410	$—	$104,410	$7,218	$—	$7,218

[1]
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

Available-for-Sale Debt Securities

In the second quarter of fiscal 2013, the Company purchased $99.9 million in U.S. government bonds, classified as available-for-sale. The Company valued these bonds based on movements of U.S. Treasury bond rates, which are observable at commonly quoted market intervals, since the time of purchase. Accordingly, the available-for-sale debt securities were categorized in Level 2 of the fair value hierarchy. During the third quarter of fiscal 2013, the Company sold all the bonds held for proceeds totaling $100.0 million.

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

	As of
	September 29, 2013[1]	December 30, 2012[1]
Stock price	$26.17	$5.49
Exercise price	$22.53	$22.53
Interest rate	0.37%	0.40%
Stock volatility	59.6%	59.9%
Credit risk adjustment	1.04%	1.07%
Maturity date	February 18, 2015	February 18, 2015

[1]
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

Held-to-Maturity Debt Securities

The Company's debt securities, classified as held-to-maturity, consist of Philippine government bonds which are maintained as collateral for present and future business transactions within the country. These bonds have maturity dates of up to 5 years and are classified as "Restricted long-term marketable securities" on the Company's Condensed Consolidated Balance Sheets. As of September 29, 2013 and December 30, 2012, these bonds had a carrying value of $9.2 million and $10.9 million respectively. The Company records such held-to-maturity investments at amortized cost based on its ability and intent to hold the securities until maturity. The Company monitors for changes in circumstances and events that would impact its ability and intent to hold such securities until the recorded amortized costs are recovered. No other-than-temporary impairment loss was incurred during the three and nine months ended September 29, 2013 or September 30, 2012. The held-to-maturity debt securities were categorized in Level 2 of the fair value hierarchy.

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

As of September 29, 2013 and December 30, 2012, the Company had $12.4 million and $14.9 million, respectively, in investments accounted for under the cost method. As of September 29, 2013 and December 30, 2012, $1.9 million and $5.9 million, respectively, remained due and receivable from cost method investees and $5.1 million and $12.9 million, respectively, remained due and payable to cost method investments. Further, as of September 29, 2013, outstanding long-term note receivables provided to cost method investees totaled $1.9 million.

As of September 29, 2013 and December 30, 2012, the Company had $113.8 million and $111.5 million, respectively, in investments accounted for under the equity method (see Note 8).

Note 6. RESTRUCTURING

October 2012 Restructuring Plan

On October 12, 2012, the Company's Board of Directors approved a reorganization (the "October 2012 Plan") to accelerate operating cost reduction and improve overall operating efficiency. In connection with the October 2012 Plan, which is expected to be completed within the first half of fiscal 2014, the Company expects to eliminate approximately 900 positions, primarily in the Philippines, representing approximately 15% of the Company's global workforce. As a result, the Company expects to record restructuring charges totaling $30.0 million to $35.0 million, related to all segments. Such charges are composed of severance benefits, lease and related termination costs, and other associated costs. The Company expects greater than 90% of these charges to be cash.

Legacy Restructuring Plans

During fiscal 2012 and 2011, the Company implemented approved restructuring plans, related to all segments, to align with changes in the global solar market which included the consolidation of the Company's Philippine manufacturing operations as well as actions to accelerate operating cost reduction and improve overall operating efficiency. These restructuring activities were substantially complete as of September 29, 2013, as the remaining accrual is primarily attributable to ongoing facility lease obligations. The Company expects to continue to incur restructuring costs as it revises previous estimates in connection with these plans. Revisions to estimates will primarily be due to changes in assumptions associated with lease and related termination costs.

The following table summarizes the restructuring charges recognized in the Company's Condensed Consolidated Statements of Operations:

	Three Months Ended		Nine Months Ended		Cumulative To Date
	September 29, 2013	September 30, 2012	September 29, 2013	September 30, 2012
October 2012 Plan:
Severance and benefits	$42	$—	$(1,779)	$—	$27,274
Lease and related termination costs	(162)	—	(89)	—	625
Other costs	176	—	1,091	—	1,551
	56	—	(777)	—	29,450
Legacy Restructuring Plans:
Non-cash impairment charges	595	9,965	595	53,371	60,748
Severance and benefits	394	(110)	394	1,345	20,230
Lease and related termination costs	26	(1,481)	1,363	2,849	5,569
Other costs	43	2,170	130	3,624	7,934
	1,058	10,544	2,482	61,189	94,481
Total restructuring charges	$1,114	$10,544	$1,705	$61,189	$123,931

The following table summarizes the restructuring reserve activity during the nine months ended September 29, 2013:

	Nine Months Ended
(In thousands)	December 30, 2012	Charges (Benefits)	Payments	September 29, 2013
October 2012 Plan:
Severance and benefits	$24,439	$(1,779)	$(14,676)	$7,984
Lease and related termination costs	714	(89)	(320)	305
Other costs[1]	358	1,091	(1,343)	106
Legacy Restructuring Plans:
Severance and benefits	60	394	(41)	413
Lease and related termination costs	2,436	1,363	(1,452)	2,347
Other costs[1]	1,470	130	(820)	780
Total restructuring liabilities	$29,477	$1,110	$(18,652)	$11,935

[1]	Other costs primarily represent associated legal services.

Note 7. COMMITMENTS AND CONTINGENCIES

Lease Commitments

As of September 29, 2013, future minimum obligations under non-cancellable capital and operating leases are as follows:

	Capital Lease	Operating Lease
(In thousands)	Amount	Amount
Year
2013 (remaining three months)	$259	$6,085
2014	1,056	15,327
2015	1,012	14,441
2016	993	13,894
2017	947	12,290
Thereafter	2,449	85,386
	$6,716	$147,423

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

The Company has classified its sale-leaseback arrangements of solar power systems not involving integral equipment as operating leases. The deferred profit on the sale of these systems is recognized over the term of the lease. Future minimum lease obligations associated with these systems is included in the table above. As of September 29, 2013, future minimum payments to be received from customers under PPAs associated with the solar power systems under sale-leaseback arrangements classified as operating leases was $78.2 million, which will be recognized over the lease term of up to 20 years.

Beginning in the first quarter of fiscal 2013, the Company entered into sale-leaseback arrangements under which the systems under the sale-leaseback arrangements have been determined to be integral equipment as defined under the accounting guidance for such transactions. The Company was further determined to have continuing involvement with the solar power systems throughout the lease due to purchase option rights. As a result of such continuing involvement, the Company accounts for each transaction as a financing. Under the financing method, the proceeds received from the sale of the solar power systems are recorded by the Company as financing liabilities and presented within "Other long-term liabilities" in the Company's Condensed Consolidated Balance Sheets (see Note 4). The financing liabilities are subsequently reduced by the Company's payments to lease back the solar power systems, less interest expense calculated based on the Company's incremental borrowing rate adjusted to the rate required to prevent negative amortization. The solar power systems under the sale-leaseback arrangements remains on the Company's balance sheet and are classified within "Property, plant and equipment, net" (see Note 4). As of September 29, 2013, future minimum lease obligations for the sale-leaseback arrangements accounted for under the financing method were $39.2 million, which will be recognized over the lease term of up to 20 years.

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

Future purchase obligations under non-cancellable purchase orders and long-term supply agreements as of September 29, 2013 are as follows:

(In thousands)	Amount[1]
Year
2013 (remaining three months)	$591,486
2014	523,887
2015	370,463
2016	334,105
2017	194,512
Thereafter	516,979
$2,531,432
Non-cancellable purchase orders	$249,019
Long-term supply agreements	$2,282,413

[1]	Total future purchase obligations as of September 29, 2013 include $137.7 million to related parties.

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

Advances to Suppliers

As noted above, the Company has entered into agreements with various vendors that specify future quantities and pricing of products to be supplied. Certain agreements also provide for penalties or forfeiture of advanced deposits in the event the Company terminates the arrangements. Under certain agreements, the Company is required to make prepayments to the vendors over the terms of the arrangements. During the three and nine months ended September 29, 2013, the Company made additional advance payments totaling $26.3 million and $41.8 million, respectively, in accordance with the terms of existing long-term supply agreements. As of September 29, 2013 and December 30, 2012, advances to suppliers totaled $365.1 million and $351.4 million, respectively, of which $75.7 million and $50.3 million, respectively, is classified as short-term in the Company's Condensed Consolidated Balance Sheets. Two suppliers accounted for 75% and 24% of total advances to suppliers as of September 29, 2013, and 76% and 23% as of December 30, 2012.

The Company's future prepayment obligations as of September 29, 2013 are as follows:

(In thousands)	Amount
Year
2013 (remaining three months)	$39,475
2014	65,791
$105,266

Advances from Customers

The Company has entered into other agreements with customers who have made advance payments for solar power products and systems. These advances will be applied as shipments of product occur or upon completion of certain project milestones. The estimated utilization of advances from customers as of September 29, 2013 is as follows:

(In thousands)	Amount
Year
2013 (remaining three months)	$17,980
2014	30,512
2015	18,387
2016	22,713
2017	27,039
Thereafter	99,144
$215,775

In fiscal 2010, the Company and its joint venture, AUO SunPower Sdn. Bhd. ("AUOSP"), entered into an agreement under which the Company resells to AUOSP polysilicon purchased from a third-party supplier. Advance payments provided by AUOSP related to such polysilicon are then made by the Company to the third-party supplier. These advance payments are applied as a credit against AUOSP’s polysilicon purchases from the Company. Such polysilicon is used by AUOSP to manufacture solar cells which are sold to the Company on a "cost-plus" basis. As of September 29, 2013 and December 30, 2012, outstanding advance payments received from AUOSP totaled $184.4 million and $190.1 million, respectively, of which $13.6 million and $8.8 million, respectively, is classified as short-term in the Company's Condensed Consolidated Balance Sheets, based on projected product shipment dates.

In fiscal 2007, the Company entered into an agreement with a supplier under which the Company resold polysilicon procured from different third-party suppliers. Such polysilicon was used by the supplier to manufacture ingots and wafers, which could be sold to the Company or other customers. Under this agreement, the Company received advance payments which were applied as a credit against the supplier's polysilicon purchases from the Company. During the third quarter of fiscal 2013, the Company and the supplier agreed to terminate the agreement resulting in the supplier's forfeiture of the then-outstanding advance payments held by the Company. As a result, the Company recorded a $52.0 million gain within "Cost of revenue" on the Condensed Consolidated Statement of Operations to reflect the forfeiture of such advance payments. Additionally, pursuant to the termination of the above agreement, the Company received a 3% equity interest in the supplier that is accounted for under the cost method of accounting.

As of December 30, 2012, outstanding advance payments received by the Company under this agreement totaled $56.1 million, of which $8.1 million is classified as short-term in the Company's Condensed Consolidated Balance Sheets. As of December 30, 2012, these outstanding advances were fully collateralized by letters of credit totaling $32.0 million; accounts receivable of $7.6 million; and manufacturing equipment with a net book value of $16.5 million. Subsequent to the termination of the above agreement, there were no outstanding advance payments or collateralized assets.

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

The following table summarizes accrued warranty activity for the three and nine months ended September 29, 2013 and September 30, 2012, respectively:

	Three Months Ended		Nine Months Ended
(In thousands)	September 29, 2013	September 30, 2012	September 29, 2013	September 30, 2012
Balance at the beginning of the period	$126,293	$104,439	$117,172	$94,323
Accruals for warranties issued during the period	9,643	7,387	21,995	20,692
Settlements made during the period	(1,161)	(2,174)	(4,392)	(5,363)
Balance at the end of the period	$134,775	$109,652	$134,775	$109,652

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

The Company's future financing obligations related to these agreements as of September 29, 2013 are as follows:

(In thousands)	Amount
Year
2013 (remaining three months)	$147,120
2014	96,770
$243,890

Liabilities Associated with Uncertain Tax Positions

Total liabilities associated with uncertain tax positions were $25.2 million and $35.0 million as of September 29, 2013 and December 30, 2012, respectively, and are included in "Other long-term liabilities" in the Company's Condensed Consolidated Balance Sheets as they are not expected to be paid within the next twelve months. Due to the complexity and uncertainty associated with its tax positions, the Company cannot make a reasonably reliable estimate of the period in which cash settlement, if any, would be made for its liabilities associated with uncertain tax positions in other long-term liabilities.

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

Derivative actions purporting to be brought on the Company's behalf have also been filed in state and federal courts against several of the Company's current and former officers and directors based on the same events alleged in the securities class action lawsuits described above. The California state derivative cases were consolidated as In re SunPower Corp. S'holder Derivative Litig., Lead Case No. 1-09-CV-158522 (Santa Clara Sup. Ct.), and co-lead counsel for plaintiffs have been appointed. The complaints assert state-law claims for breach of fiduciary duty, abuse of control, unjust enrichment, gross mismanagement, and waste of corporate assets. Plaintiffs filed a consolidated amended complaint on March 5, 2012. The federal derivative complaints were consolidated as In re SunPower Corp. S'holder Derivative Litig., Master File No. CV-09-05731-RS (N.D. Cal.), and lead plaintiffs and co-lead counsel were appointed on January 4, 2010. The federal complaints assert state-law claims for breach of fiduciary duty, waste of corporate assets, and unjust enrichment, and seek an unspecified amount of damages. Plaintiffs filed a consolidated complaint on May 13, 2011. A Delaware state derivative case, Brenner v. Albrecht, et al., C.A. No. 6514-VCP (Del Ch.), was filed on May 23, 2011 in the Delaware Court of Chancery. The complaint asserts state-law claims for breach of fiduciary duty and contribution and indemnification, and seeks an unspecified amount of damages. On June 29, 2013, the parties to each of the derivative actions entered into an agreement in principle to settle all the derivative actions.  The terms of the settlement in principle include that the Company institute certain specified corporate governance measures, which were implemented by the Board of Directors on October 22, 2013 in connection with periodic review and update of corporate governance matters, that all claims against all defendants will be released and dismissed with prejudice, and that the Company will not oppose a request by the plaintiffs' counsel for an award of attorneys' fees up to $1 million, one half of which will be paid from the proceeds of directors and officers liability insurance.  The settlement in principle is subject to final documentation and to court approval. The parties are in the process of preparing a settlement agreement reflecting the terms of the agreement in principle, and intend to present the settlement for court approval.

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

Note 8. EQUITY METHOD INVESTMENTS

The Company accounts for its equity interests in its unconsolidated investees described below under the equity method of accounting as it has the ability to exercise significant influence, but does not own a majority equity interest in, or otherwise control, the investees. As of September 29, 2013 and December 30, 2012, the Company's carrying value of its equity method investments totaled $113.8 million and $111.5 million, respectively, and is classified as “Other long-term assets” in its Condensed Consolidated Balance Sheets. The Company's share of its earnings (loss) from equity method investments is reflected as "Equity in earnings (loss) of unconsolidated investees" in its Condensed Consolidated Statement of Operations.

Related Party Transactions with Equity Method Investees:

	As of
(In thousands)	September 29, 2013	December 30, 2012
Accounts receivable	$10,304	$17,847
Accounts payable	48,080	63,469
Other long-term assets:
Long-term note receivable	1,863	1,040

	Three Months Ended		Nine months Ended
(In thousands)	September 29, 2013	September 30, 2012	September 29, 2013	September 30, 2012
Payments made to equity method investees for products/services	$112,416	$123,112	$338,495	$452,379

Equity Investment in Huaxia CPV (Inner Mongolia) Power Co., Ltd. ("CCPV")

In December 2012, the Company entered into an agreement with Tianjin Zhonghuan Semiconductor Co. Ltd. ("TZS"), Inner Mongolia Power Group Co. Ltd. ("IMP") and Hohhot Jinqiao City Development Company Co., Ltd. ("HJCD") to form CCPV, a jointly owned entity to manufacture and deploy the Company's C-7 Tracker concentrator technology in Inner Mongolia and other regions in China. Huaxia CPV will be based in Hohhot, Inner Mongolia. Under the terms of the agreement, the Company will invest RMB 100,000,000 (or approximately $16.3 million based on the exchange rate as of September 29, 2013), for a 25% equity ownership in CCPV, with the investment to be made over a period of two years subsequent to the establishment of the entity. The establishment of the entity is subject to approval of the Chinese government. No contributions have been made to date.

Equity Investment in Diamond Energy Pty Ltd. ("Diamond Energy")

In October 2012, the Company made a $3.0 million equity investment in Diamond Energy, an alternative energy project developer and clean electricity retailer headquartered in Melbourne, Australia, in exchange for a 25% equity ownership. The Company additionally provided Diamond Energy AUD 2.0 million (or $1.9 million based on the exchange rate as of September 29, 2013) under a five-year convertible note agreement and will receive interest of 1% per annum on the amounts lent to Diamond Energy, to be paid upon conversion or maturity.

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

Equity Investment and Joint Venture with AUOSP

In fiscal 2010, the Company, AUO and AU Optronics Corporation, the ultimate parent company of AUO ("AUO Taiwan"), formed the joint venture AUOSP. The Company and AUO each own 50% of the joint venture AUOSP. AUOSP owns a solar cell manufacturing facility ("FAB 3") in Malaysia and manufactures solar cells and sells them on a "cost-plus" basis to the Company and AUO.

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

The Company has concluded that it is not the primary beneficiary of AUOSP since, although the Company and AUO are both obligated to absorb losses or have the right to receive benefits, the Company alone does not have the power to direct the activities of AUOSP that most significantly impact its economic performance. In making this determination the Company considered the shared power arrangement, including equal board governance for significant decisions, elective appointment, and the fact that both parties contribute to the activities that most significantly impact the joint venture's economic performance. The Company accounts for its investment in AUOSP using the equity method as a result of the shared power arrangement. As of September 29, 2013, the Company's maximum exposure to loss as a result of its involvement with AUOSP is limited to the carrying value of its investment.

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

Note 9. DEBT AND CREDIT SOURCES

The following table summarizes the Company's outstanding debt as of September 29, 2013 and the related maturity dates:

		Payments Due by Period
(In thousands)	Face Value	2013 (remaining three months)	2014	2015	2016	2017	Beyond 2017
Convertible debt:
0.75% debentures due 2018	$300,000	$—	$—	$—	$—	$—	$300,000
4.50% debentures due 2015	250,000	—	—	250,000	—	—	—
4.75% debentures due 2014	230,000	—	230,000	—	—	—	—
0.75% debentures due 2015	79	—	—	79	—	—	—
IFC mortgage loan	62,500	—	15,000	15,000	15,000	15,000	2,500
CEDA loan	30,000	—	—	—	—	—	30,000
Other debt[1]	70,783	30,027	31,077	582	567	548	7,982
	$943,362	$30,027	$276,077	$265,661	$15,567	$15,548	$340,482

[1]	The balance of Other debt excludes payments related to capital leases which are disclosed in Note 7. "Commitments and Contingencies" to these condensed consolidated financial statements.

Convertible Debt

The following table summarizes the Company's outstanding convertible debt:

	September 29, 2013			December 30, 2012
(In thousands)	Carrying Value	Face Value	Fair Value[1]	Carrying Value	Face Value	Fair Value[1]
Convertible debt:
0.75% debentures due 2018	$300,000	$300,000	$354,303	$—	$—	$—
4.50% debentures due 2015	221,293	250,000	328,815	208,550	250,000	228,750
4.75% debentures due 2014	230,000	230,000	263,127	230,000	230,000	218,960
0.75% debentures due 2015	79	79	74	79	79	79
	$751,372	$780,079	$946,319	$438,629	$480,079	$447,789

[1]	The fair value of the convertible debt was determined using Level 1 inputs based on quarterly market prices as reported by an independent pricing source.

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

4.50% Debentures due 2015

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

During the three and nine months ended September 29, 2013, the Company recognized a non-cash loss of $35.9 million and $94.3 million, respectively, recorded in "Other, net" in the Company's Condensed Consolidated Statement of Operations related to the change in fair value of the embedded cash conversion option. During the three and nine months ended September 30, 2012, the Company recognized a non-cash gain of $0.9 million and non-cash loss of $0.8 million, respectively, recorded in "Other, net" in the Company's Condensed Consolidated Statement of Operations related to the change in fair value of the embedded cash conversion option.

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

During the three and nine months ended September 29, 2013, the Company recognized a non-cash gain of $36.0 million and $94.3 million, respectively, in "Other, net" in the Company's Condensed Consolidated Statement of Operations related to the change in fair value of the 4.50% Bond Hedge. During the three and nine months ended September 30, 2012, the Company recognized a non-cash loss of $0.9 million and a non-cash gain of $0.8 million, respectively, in "Other, net" in the Company's Condensed Consolidated Statement of Operations related to the change in fair value of the 4.50% Bond Hedge.

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

Other Debt and Credit Sources

Mortgage Loan Agreement with IFC

On May 6, 2010, the Company entered into a mortgage loan agreement with IFC. Under the loan agreement, the Company may borrow up to $75.0 million during the first two years, and shall repay the amount borrowed, starting 2 years after the date of borrowing, in 10 equal semiannual installments over the following 5 years. On October 3, 2012, IFC granted a temporary waiver of a financial covenant for the fourth quarter of fiscal 2012 through the fourth quarter of fiscal 2013. Subsequent to the waiver, the Company is required to pay interest of LIBOR plus 3% per annum on outstanding borrowings through January 5, 2013; interest of LIBOR plus 4.25% per annum on outstanding borrowings from January 6, 2013 through September 30, 2013; interest of LIBOR plus 5% per annum on outstanding borrowings from October 1, 2013 through January 5, 2014; a front-end fee of 1% on the principal amount of borrowings at the time of borrowing; and a commitment fee of 0.5% per annum on funds available for borrowing and not borrowed. If we utilize the waiver for the fourth quarter of 2013, the 2013 rates would continue to apply in 2014. If the Company does not need to utilize the waiver, it is required to pay interest of LIBOR plus 3% per annum on outstanding borrowings; a front-end fee of 1% on the principal amount of borrowings at the time of borrowing; and a commitment fee of 0.5% per annum on funds available for borrowing and not borrowed. The Company may prepay all or a part of the outstanding principal, subject to a 1% prepayment premium. The Company has pledged certain assets as collateral supporting its repayment obligations (see Note 4). Additionally, in accordance with the terms of the agreement, the Company is required to establish a debt service reserve account which shall contain the amount, as determined by IFC, equal to the aggregate principal and interest due on the next succeeding interest payment date after such date. As of September 29, 2013 and December 30, 2012, the Company had restricted cash and cash equivalents of $9.2 million and $6.4 million, respectively, related to the IFC debt service reserve.

The Company's outstanding borrowings under the mortgage loan agreement with IFC on its Condensed Consolidated Balance Sheets are as follows:

	As of
(In thousands)	September 29, 2013	December 30, 2012
Short-term debt	$15,000	$12,500
Long-term debt	47,500	62,500
	$62,500	$75,000

Loan Agreement with California Enterprise Development Authority ("CEDA")

On December 29, 2010, the Company borrowed the proceeds of the $30.0 million aggregate principal amount of CEDA's tax-exempt Recovery Zone Facility Revenue Bonds (SunPower Corporation - Headquarters Project) Series 2010 (the "Bonds") maturing April 1, 2031 under a loan agreement with CEDA. The Company's obligations under the loan agreement are contained in a promissory note dated December 29, 2010 issued by the Company to CEDA, which assigned the promissory note, along with all right, title and interest in the loan agreement, to Wells Fargo, as trustee, with respect to the Bonds for the benefit of the holders of the Bonds. The Bonds initially bore interest at a variable interest rate (determined weekly), but in June 2011, at the Company's option, were converted into fixed-rate bonds at 8.50% per annum (which include covenants of, and other restrictions on the Company). Additionally, in accordance with the terms of the loan agreement, the Company is required to keep all loan proceeds on deposit with Wells Fargo, the trustee, until funds are withdrawn by it for use in relation to the design and leasehold improvements of its new corporate headquarters in San Jose, California. As of both September 29, 2013 and December 30, 2012, the Company had restricted cash and cash equivalents of $3.0 million, for design and leasehold improvements and debt service reserves under the CEDA loan agreement.

The Company's outstanding borrowings under the loan agreement with CEDA on its Condensed Consolidated Balance Sheets is as follows:

	As of
(In thousands)	September 29, 2013	December 30, 2012
Long-term debt	$30,000	$30,000

July 2013 Revolving Credit Facility with Credit Agricole

On July 3, 2013, the Company entered into the July 2013 revolving credit facility with Credit Agricole, as administrative agent, and certain financial institutions, under which the Company may borrow up to $250 million until the earliest of: (i) July 3, 2016; (ii) December 31, 2014, if the Company has not repaid, exchanged or repurchased its outstanding 4.50% debentures due 2015 by September 30, 2014 and is not in compliance with certain liquidity requirements as of such date; and (iii) January 31, 2014, if the conditions precedent to the Restructuring (as defined below) have not been met or waived as of such date (the earliest of the above events, the "Maturity Date"). The July 2013 revolving credit facility allows the Company to request increases to the available capacity of the revolving credit facility to an aggregate of $300.0 million, subject to the satisfaction of certain conditions. The July 2013 revolving credit facility includes representations, covenants, and events of default customary for financing transactions of this type. On or about January 31, 2014 (the “Restructuring Date”), (i) the Company's obligations under the July 2013 revolving credit facility will become secured by a pledge of certain accounts receivable and inventory of the Company and certain of its subsidiaries, (ii) certain of the Company's subsidiaries will enter into guaranties of the July 2013 revolving credit facility, and (iii) Total S.A.'s guarantee of the Company's obligations under the July 2013 revolving credit facility will expire (collectively, the “Restructuring”). Amounts borrowed may be repaid and reborrowed until the Maturity Date.

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

Following the Restructuring Date, the Company will be required to pay interest on outstanding borrowings under the July 2013 revolving credit facility and fees of (a) with respect to any LIBOR rate loan, an amount ranging from 1.50% to 2.00% (depending on the Company's leverage ratio from time to time) plus the LIBOR rate divided by a percentage equal to one minus the stated maximum rate of all reserves required to be maintained against “Eurocurrency liabilities” as specified in Regulation D; (b) with respect to any alternate base rate loan, an amount ranging from 0.50% to 1.00% (depending on the Company's leverage ratio from time to time) plus the greater of (1) the prime rate, (2) the Federal Funds rate plus 0.50%, and (3) the one-month LIBOR rate plus 1%; and (c) a commitment fee ranging from 0.25% to 0.35% (depending on the Company's leverage ratio from time to time) per annum on funds available for borrowing and not borrowed.

The July 2013 revolving credit facility was entered into in conjunction with the delivery by Total S.A. of a guarantee of the Company's obligations under the related facility. The Company is required to pay Total S.A. an annual guarantee fee of 2.75% of the outstanding amount under the July 2013 revolving credit facility. The issuance of the guarantee, together with the termination of the similar $275.0 million guaranty of the September 2011 revolving credit facility, as described below, increased the capacity available under the Liquidity Support Facility by $25.0 million.

As of September 29, 2013, the Company had no outstanding borrowing under the July 2013 revolving credit facility.

September 2011 Revolving Credit Facility with Credit Agricole

On September 27, 2011, the Company entered into the September 2011 revolving credit facility with Credit Agricole, as administrative agent, and certain financial institutions, under which the Company was able to borrow up to $275.0 million until September 27, 2013. Amounts borrowed were to be repaid and reborrowed until September 27, 2013.

On December 24, 2012, the Company amended the facility to reflect Total S.A.'s guarantee of its obligations under the facility. The facility amendment extended the maturity date to January 31, 2014, reduced interest rates payable and removed certain financial and restrictive covenants. Subsequent to the amendment, the Company was required to pay interest on outstanding borrowings of (a) with respect to any LIBOR loan, 0.6% plus the LIBOR divided by a percentage equal to one minus the stated maximum rate of all reserves required to be maintained against "Eurocurrency liabilities" as specified in Regulation D; and (b) with respect to any alternative base loan, 0.25% plus the greater of (1) the prime rate, (2) the Federal Funds rate plus 0.5%, and (3) the one month LIBOR plus 1%; and a commitment fee equal to 0.06% per annum on funds available for borrowing and not borrowed.

On July 3, 2013, the Company terminated its September 2011 revolving credit facility after establishing the July 2013 revolving credit facility, as described above. There were no outstanding borrowings under the September 2011 revolving credit facility upon termination.

The Company's outstanding borrowings under the September 2011 revolving credit facility on its Condensed Consolidated Balance Sheets is as follows:

	As of
(In thousands)	September 29, 2013	December 30, 2012
Long-term debt	$—	$275,000

Liquidity Support Agreement with Total S.A.

On February 28, 2012, the Company entered into a Liquidity Support Agreement with Total S.A. and the DOE, and a series of related agreements with Total S.A. and Total, under which Total S.A. has agreed to provide the Company, or cause to be provided, additional liquidity under certain circumstances (see Note 2). As of September 29, 2013, $350.0 million remained available to the Company under the facility.

Other Debt

In order to facilitate the construction and sale of certain solar projects, the Company obtains non-recourse project loans which in certain cases permit customers to assume the loans at the time of sale. These loans are contemplated as part of the structure of the sales transaction and not guaranteed or otherwise supported by SunPower. As of September 29, 2013, the Company has drawn down ILS 214.5 million (or approximately $60.4 million based on the exchange rate as of September 29, 2013) under two project loans with a consortium of lenders to facilitate the development of two 10 MW utility and power plant projects under construction in Israel.

During the second quarter of fiscal 2013, the Company entered into a long-term non-recourse loan agreement with a third-party financial institution to finance a 4.5 MW utility and power plant operating in Arizona. The outstanding balance of the loan as of September 29, 2013 was $9.1 million.

Other debt is further comprised of non-recourse project loans related to Tenesol established in 2003 and 2008 which are scheduled to mature through 2028 and totaled $1.1 million as of September 29, 2013 and December 30, 2012, respectively. Also, the Company's sublessor has made improvements to one of the Company's operating leases, reimbursable by the Company at monthly installments over the remaining lease term. The outstanding balance of the loan as of September 29, 2013 was $0.2 million.

The Company's other outstanding borrowings on its Condensed Consolidated Balance Sheets are as follows:

	As of
(In thousands)	September 29, 2013	December 30, 2012
Short-term debt	$60,855	$134
Long-term debt	9,928	1,234
	$70,783	$1,368

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

As of September 29, 2013 and December 30, 2012, letters of credit issued under the August 2011 letter of credit facility with Deutsche Bank totaled $758.9 million and $725.3 million, respectively.

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

As of September 29, 2013 and December 30, 2012, letters of credit issued under the Deutsche Bank Trust facility amounted to $2.0 million and $17.5 million, respectively, which were fully collateralized with restricted cash on the Condensed Consolidated Balance Sheets.

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

The Company is required to recognize derivative instruments as either assets or liabilities at fair value in its Balance Sheets. It is the Company's policy to present all derivative fair value amounts gross on its Condensed Consolidated Balance Sheets regardless of legal right of offset. The Company utilizes the income approach and mid-market pricing to calculate the fair value of its option and forward contracts based on market volatilities, spot and forward rates, interest rates, and credit default swaps rates from published sources. The following table presents information about the Company's hedge instruments measured at fair value on a recurring basis as of September 29, 2013 and December 30, 2012, all of which utilize Level 2 inputs under the fair value hierarchy:

(In thousands)	Balance Sheet Classification	September 29, 2013	December 30, 2012
Assets
Derivatives designated as hedging instruments:
Foreign currency option contracts	Prepaid expenses and other current assets	$627	$519
Foreign currency option contracts	Other long-term assets	384	—
		$1,011	$519
Derivatives not designated as hedging instruments:
Foreign currency option contracts	Prepaid expenses and other current assets	$73	$25
Foreign currency forward exchange contracts	Prepaid expenses and other current assets	1,498	731
		$1,571	$756

Liabilities
Derivatives designated as hedging instruments:
Foreign currency option contracts	Accrued liabilities	$974	$387
Foreign currency forward exchange contracts	Accrued liabilities	498	23
Foreign currency option contracts	Other long-term liabilities	495	—
		$1,967	$410

Derivatives not designated as hedging instruments:
Foreign currency option contracts	Accrued liabilities	$79	$26
Foreign currency forward exchange contracts	Accrued liabilities	5,699	4,455
		$5,778	$4,481

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

The following table summarizes the pre-tax amount of unrealized gain or loss recognized in "Accumulated other comprehensive income" ("OCI") in "Stockholders' equity" in the Condensed Consolidated Balance Sheets:

	Three Months Ended		Nine Months Ended
(In thousands)	September 29, 2013	September 30, 2012	September 29, 2013	September 30, 2012
Derivatives designated as cash flow hedges:
Gain (loss) in Accumulated OCI at the beginning of the period	$1,238	$2,346	$(243)	$10,473
Unrealized gain (loss) recognized in OCI (effective portion)	(1,454)	(253)	550	(1,386)
Less: Gain reclassified from Accumulated OCI to revenue (effective portion)	(551)	(2,358)	(1,074)	(9,352)
Net loss on derivatives	$(2,005)	$(2,611)	$(524)	$(10,738)
Loss in Accumulated OCI at the end of the period	$(767)	$(265)	$(767)	$(265)

The following table summarizes the amount of gain or loss recognized in "Other, net" in the Condensed Consolidated Statements of Operations in the three and nine months ended September 29, 2013 and September 30, 2012:

	Three Months Ended		Nine Months Ended
(In thousands)	September 29, 2013	September 30, 2012	September 29, 2013	September 30, 2012
Derivatives designated as cash flow hedges:
Loss recognized in "Other, net" on derivatives (ineffective portion and amount excluded from effectiveness testing)	$(1,620)	$(749)	$(2,123)	$(1,176)
Derivatives not designated as hedging instruments:
Gain (loss) recognized in "Other, net"	$(1,950)	$520	$(5,103)	$6,824

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

As of September 29, 2013, the Company had designated outstanding cash flow hedge option contracts and forward contracts with an aggregate notional value of $117.5 million and $72.4 million, respectively. As of December 30, 2012, the Company had designated outstanding cash flow hedge option contracts and forward contracts with an aggregate notional value of $71.0 million and $26.4 million, respectively. The Company designates either gross external or intercompany revenue up to its net economic exposure. These derivatives have a maturity of 15 months or less and consist of foreign currency option and forward contracts. The effective portion of these cash flow hedges are reclassified into revenue when third party revenue is recognized in the Condensed Consolidated Statements of Operations.

The Company expects to reclassify the majority of its net gains or losses related to these option and forward contracts that are included in accumulated other comprehensive loss as of September 29, 2013 to revenue in the next 12 months. The Company uses the spot to spot method to measure the effectiveness of its cash flow hedges. Under this method for each reporting period, the change in fair value of the forward contracts attributable to the changes in spot exchange rates (the effective portion) is reported in accumulated other comprehensive income (loss) on its consolidated balance sheet and the remaining change in fair value of the forward contract (the excluded and the ineffective portions, if any) is recognized in other income (expense), net, in its Condensed Consolidated Statement of Operations. The premium paid or time value of an option on the date of purchase is recorded as an asset in the Condensed Consolidated Balance Sheets. Thereafter, any change in value related to time value is included in "Other, net" in the Condensed Consolidated Statements of Operations.

Under cash flow hedge accounting rules for foreign currency derivatives, the Company reflects the effective gains and losses on its hedged transactions in accumulated other comprehensive income (loss) and will subsequently reclassify amounts into earnings when the hedged transactions occur. If the Company determines that the anticipated hedged transactions are probable not to occur, the corresponding amounts in OCI would be reclassified into its Condensed Consolidated Statement of Operations. During the three and nine months ended September 29, 2013, the Company determined that all its anticipated hedged transactions were probable to occur.

Non-Designated Derivatives Hedging Transaction Exposure

Other derivatives not designated as hedging instruments consist of forward and option contracts used to hedge re-measurement of foreign currency denominated monetary assets and liabilities primarily for intercompany transactions, receivables from customers, and payables to third parties. Changes in exchange rates between the Company's subsidiaries' functional currencies and the currencies in which these assets and liabilities are denominated can create fluctuations in the Company's reported consolidated financial position, results of operations and cash flows. The Company enters into forward contracts, which are originally designated as cash flow hedges, and de-designates them upon recognition of the anticipated transaction to protect resulting non-functional currency monetary assets. These forward contracts as well as additional forward contracts are entered into to hedge foreign currency denominated monetary assets and liabilities against the short-term effects of currency exchange rate fluctuations. The Company records its derivative contracts that are not designated as hedging instruments at fair value with the related gains or losses recorded in "Other, net" in the Condensed Consolidated Statements of Operations. The gains or losses on these contracts are substantially offset by transaction gains or losses on the underlying balances being hedged. As of September 29, 2013 and December 30, 2012, the Company held forward contracts with an aggregate notional value of $106.4 million and $121.8 million, respectively, and option contracts with an aggregate notional value of $20.7 million and zero, respectively, to hedge balance sheet exposure. The maturity dates of these contracts range from October 2013 to January 2014.

Credit Risk

The Company's option and forward contracts do not contain any credit-risk-related contingent features. The Company is exposed to credit losses in the event of nonperformance by the counterparties of its option and forward contracts. The Company enters into derivative contracts with high-quality financial institutions and limits the amount of credit exposure to any single counterparty. In addition, the derivative contracts are limited to a time period of 15 months or less and the Company continuously evaluates the credit standing of its counterparties.

Note 11. INCOME TAXES

In the three and nine months ended September 29, 2013, the Company's income tax benefit of $4.6 million and income tax provision of $2.9 million, respectively, on income before income taxes and equity in earnings of unconsolidated investees of $81.2 million and $30.3 million, respectively, was primarily due to projected tax expense in profitable foreign jurisdictions as well as minimum taxes and the recognition of a previously unrecognized tax benefit. In the three and nine months ended September 30, 2012, the Company's income tax provision was $0.6 million and $12.5 million, respectively, on a loss before income taxes and equity in earnings (loss) of unconsolidated investees of $48.5 million and $192.9 million, respectively, was primarily due to projected tax expense in profitable foreign jurisdictions and a change in the valuation allowance on deferred tax assets.

Note 12. NET INCOME (LOSS) PER SHARE OF COMMON STOCK

The Company calculates net income (loss) per share by dividing earnings allocated to common stockholders by the weighted average number of common shares outstanding for the period.

Diluted weighted average shares is computed using basic weighted average shares plus any potentially dilutive securities outstanding during the period using the treasury-stock-type method and the if-converted method, except when their effect is anti-dilutive. Potentially dilutive securities include stock options, restricted stock units, senior convertible debentures, amended warrants associated with the CSO2015, and the Upfront Warrants held by Total.

The following table presents the calculation of basic and diluted net income (loss) per share:

	Three Months Ended		Nine Months Ended
(In thousands, except per share amounts)	September 29, 2013	September 30, 2012	September 29, 2013	September 30, 2012
Basic net income (loss) per share:
Numerator
Net income (loss) attributable to stockholders	$108,386	$(48,538)	$73,255	$(207,249)
Denominator
Basic weighted-average common shares	121,314	118,952	120,604	116,408

Basic net income (loss) per share	$0.89	$(0.41)	$0.61	$(1.78)

Diluted net income (loss) per share:
Numerator
Net income (loss) attributable to stockholders	$108,386	$(48,538)	$73,255	$(207,249)
Add: Interest expense incurred on the 0.75% debentures due 2018, net of tax	551	—	744	—
Add: Interest expense incurred on the 4.75% debentures due 2014, net of tax	2,677	—	—	—
Net income (loss) available to common stockholders	$111,614	$(48,538)	$73,999	$(207,249)
Denominator
Basic weighted-average common shares	121,314	118,952	120,604	116,408
Effect of dilutive securities:
Stock options	119	—	106	—
Restricted stock units	5,328	—	4,302	—
Upfront Warrants (held by Total)	6,377	—	4,429	—
0.75% debentures due 2018	12,026	—	5,418	—
4.75% debentures due 2014	8,712	—	—	—
Dilutive weighted-average common shares	153,876	118,952	134,859	116,408

Dilutive net income (loss) per share	$0.73	$(0.41)	$0.55	$(1.78)

The Upfront Warrants, issued on February 28, 2012, allow Total to acquire up to 9,531,677 shares of the Company's common stock at an exercise price of $7.8685. If the market price per share of the Company's common stock for the period exceeds the established strike price, the Upfront Warrants will have a dilutive effect on its diluted net income per share using the treasury-stock-type method.

Holders of the amended and restated Warrants under the CSO2015, upon exercise of the 4.50% Warrants, may acquire up to 11.1 million shares of the Company's common stock at an exercise price of $24.00. If the market price per share of the Company's common stock for the period exceeds the established strike price, the 4.50% Warrants will have a dilutive effect on its diluted net income per share using the treasury-stock-type method.

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

The following is a summary of outstanding anti-dilutive potential common stock which was excluded from income (loss) per diluted share in the following periods:

	Three Months Ended		Nine Months Ended
(In thousands)	September 29, 2013	September 30, 2012[1]	September 29, 2013	September 30, 2012[1]
Stock options	184	334	205	377
Restricted stock units	1,537	8,829	2,047	6,904
Upfront Warrants (held by Total)	—	*	—	*
Warrants (under the CSO2015)	*	*	*	*
0.75% debentures due 2018	—	n/a	—	n/a
4.75% debentures due 2014	—	8,712	8,712	8,712

[1]
As a result of the net loss per share for the three and nine months ended September 30, 2012, the inclusion of all potentially dilutive stock options, restricted stock units, and common shares under noted warrants and convertible debt would be anti-dilutive. Therefore, those stock options, restricted stock units and shares were excluded from the computation of the weighted-average shares for diluted net loss per share for such period.

* The Company's average stock price during the period did not exceed the conversion price for the related warrants.

Note 13. STOCK-BASED COMPENSATION

The following table summarizes the consolidated stock-based compensation expense by line item in the Condensed Consolidated Statements of Operations:

	Three Months Ended		Nine Months Ended
(In thousands)	September 29, 2013	September 30, 2012	September 29, 2013	September 30, 2012
Cost of Americas revenue	$1,295	$1,590	$3,209	$4,745
Cost of EMEA revenue	803	795	1,862	3,158
Cost of APAC revenue	827	368	2,081	1,125
Research and development	1,390	1,045	3,737	3,920
Sales, general and administrative	7,767	5,473	20,214	20,231
Total stock-based compensation expense	$12,082	$9,271	$31,103	$33,179

The following table summarizes the consolidated stock-based compensation expense by type of awards:

	Three Months Ended		Nine Months Ended
(In thousands)	September 29, 2013	September 30, 2012	September 29, 2013	September 30, 2012
Employee stock options	$—	$35	$—	$638
Restricted stock units	12,402	8,969	31,599	32,411
Change in stock-based compensation capitalized in inventory	(320)	267	(496)	130
Total stock-based compensation expense	$12,082	$9,271	$31,103	$33,179

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

The CODM assesses the performance of the three regional segments using information about their revenue and gross margin after certain adjustments to reflect the substance of the revenue transactions for certain utility and power plant projects, and adding back certain non-cash expenses such as stock-based compensation expense and interest expense, as well as other items including gain on contract termination, loss on change in European government incentives, accelerated depreciation associated with the Company's manufacturing step reduction program, and amortization of other intangible assets. The CODM does not review asset information by segment.

The following tables present information by segment, including revenue, cost of revenue, gross margin, and depreciation. Revenue is based on the destination of the shipments.

	Three Months Ended		Nine Months Ended
(In thousands):	September 29, 2013	September 30, 2012	September 29, 2013	September 30, 2012
Revenue
Americas	$442,091	$502,373	$1,293,822	$1,176,148
EMEA	120,712	88,547	296,374	400,074
APAC	94,317	58,028	278,873	162,754
Total Revenue	657,120	648,948	1,869,069	1,738,976
Cost of revenue
Americas	306,024	409,432	1,008,044	978,062
EMEA	100,605	111,622	289,495	422,922
APAC	57,261	47,121	211,126	138,471
Total cost of revenue	463,890	568,175	1,508,665	1,539,455
Gross margin	$193,230	$80,773	$360,404	$199,521

	Three Months Ended		Nine Months Ended
	September 29, 2013	September 30, 2012	September 29, 2013	September 30, 2012
Revenue by region (in thousands):
Americas (as reviewed by CODM)	$404,422	$460,105	$1,269,552	$1,274,907
Utility and power plant projects	37,669	42,268	24,270	(98,759)
Americas	$442,091	$502,373	$1,293,822	$1,176,148

EMEA (as reviewed by CODM)	$120,712	$88,547	$296,374	$399,881
Other	—	—	—	193
EMEA	$120,712	$88,547	$296,374	$400,074

APAC (as reviewed by CODM)	$94,317	$58,028	$278,201	$162,754
Other	—	—	672	—
APAC	$94,317	$58,028	$278,873	$162,754

Cost of revenue by region (in thousands):
Americas (as reviewed by CODM)	$318,654	$367,067	$946,967	$1,035,870
Utility and power plant projects	11,346	36,453	82,227	(73,890)
Stock-based compensation expense	1,295	1,589	3,209	4,743
Non-cash interest expense	291	308	802	731
Gain on contract termination	(25,604)	—	(25,604)	—
Other	42	4,015	443	10,608
Americas	$306,024	$409,432	$1,008,044	$978,062

EMEA (as reviewed by CODM)	$109,090	$108,515	$296,474	$410,532
Stock-based compensation expense	803	795	1,862	3,158
Non-cash interest expense	107	112	368	425
Gain on contract termination	(9,395)	—	(9,395)	—
Other	—	2,200	186	8,807
EMEA	$100,605	$111,622	$289,495	$422,922

APAC (as reviewed by CODM)	$73,229	$45,634	$225,233	$134,106
Stock-based compensation expense	827	368	2,081	1,125
Non-cash interest expense	193	81	542	190
Gain on contract termination	(16,988)	—	(16,988)	—
Other	—	1,038	258	3,050
APAC	$57,261	$47,121	$211,126	$138,471

Gross margin by region:
Americas (as reviewed by CODM)	21%	20%	25%	19%
EMEA (as reviewed by CODM)	10%	(23)%	—%	(3)%
APAC (as reviewed by CODM)	22%	21%	19%	18%
Americas	31%	19%	22%	17%
EMEA	17%	(26)%	2%	(6)%
APAC	39%	19%	24%	15%

	Three Months Ended		Nine Months Ended
Depreciation by region (in thousands):	September 29, 2013	September 30, 2012	September 29, 2013	September 30, 2012
Americas	$10,987	$14,931	$32,725	$44,564
EMEA	6,429	5,510	17,944	26,835
APAC	7,306	3,944	22,224	11,348

		Three Months Ended		Nine Months Ended
(As a percentage of total revenue):		September 29, 2013	September 30, 2012	September 29, 2013	September 30, 2012
Significant Customers:	Business Segment
NRG Solar, Inc.	Americas	*	46%	23%	32%
MidAmerican Energy Holdings Company	Americas	33%	*	21%	*
* denotes less than 10% during the period

	Three Months Ended		Nine Months Ended
Revenue by Significant Category (in thousands):	September 29, 2013	September 30, 2012	September 29, 2013	September 30, 2012
Solar power products	$223,952	$211,157	$648,235	$764,942
Solar power systems[1]	378,477	400,757	1,083,002	886,755
Residential leases	31,575	15,662	95,498	50,302
Other revenue[2]	23,116	21,372	42,334	36,977
	$657,120	$648,948	$1,869,069	$1,738,976

[1]	Solar power systems represents revenue recognized in connection with our construction and development contracts.

[2]
Other revenue includes revenue related to our solar power services and solutions, such as post-installation systems monitoring and maintenance in connection with construction contracts, and commercial PPA agreements.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. We use words such as “anticipate,” “believe,” “continue,” “estimate,” “expect to,” “plan to” and similar expressions to identify forward looking statements, which include, but are not limited to statements concerning: (a) our plans and expectations regarding future financial results; (b) expected operating results; (c) business strategies, including plans to expand our business in certain markets; (d) projected costs and cost reduction; (e) our products, their efficiency, reliability, and our ongoing research and development efforts relating to our products; (f) our plans and risks we identify relating to our residential lease program; (g) competitive market positions; (h) management's plans and objectives for ongoing and future operations and projects, including our significant construction and development projects; (i) the sufficiency of our cash and our liquidity; (j) the availability of credit and liquidity support from Total S.A. under the Credit Support Agreement and Liquidity Support Agreement; (k) industry trends, including trends in average selling prices; (l) expected capital expenditures; (m) warranty matters; (n) our exposure to foreign exchange, interest and credit risk; (o) general business and economic conditions; (p) impact of changes in government incentives; (q) expected restructuring charges; and (r) the likelihood of any impairment of project assets, long-lived assets and intangible assets.

These forward-looking statements are based on information available to us as of the date of this Quarterly Report on Form 10-Q and our current expectations, forecasts and assumptions, and involve a number of risks and uncertainties that could cause actual results to differ materially from those anticipated by the forward-looking statements. Such risks and uncertainties include a variety of factors, some of which are beyond our control, and include: (1) competition in the industry and downward pressure on average selling prices; (2) our liquidity, substantial indebtedness, and our ability to obtain additional financing for our projects and our customers; (3) our ability to meet our cost reduction targets; (4) regulatory changes and the availability of economic incentives promoting use of solar energy; (5) challenges inherent in constructing and maintaining certain of our large projects, such as the California Valley Solar Ranch and the Solar Star Projects; (6) the success of our ongoing research and development efforts and commercialization of new products and services; (7) fluctuations in our operating results; (8) manufacturing difficulties that could arise; (9) challenges managing our joint ventures; and (10) the factors set forth in "Part II. Item 1A: Risk Factors" herein and our other filings with the Securities and Exchange Commission ("SEC"), including our Annual Report on Form 10-K for the year ended December 30, 2012 as amended (the "fiscal 2012 Form 10-K"). These forward-looking statements should not be relied upon as representing our views as of any subsequent date, and we are under no obligation to, and expressly disclaim any responsibility to, update or alter our forward-looking statements, whether as a result of new information, future events or otherwise.

The following information should be read in conjunction with the Condensed Consolidated Financial Statements and the accompanying Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q. Our fiscal year ends on the Sunday closest to the end of the applicable calendar year. All references to fiscal periods apply to our fiscal quarter or year, which periods end on the Sunday closest to the calendar month end.

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

Fiscal Years

We have a 52-to-53-week fiscal year that ends on the Sunday closest to December 31. Accordingly, every fifth or sixth year will be a 53-week fiscal year. Both fiscal years 2013 and 2012 are 52-week fiscal years. The third quarter of fiscal 2013 ended on September 29, 2013, while the third quarter of fiscal 2012 ended on September 30, 2012. All quarters in fiscal 2013 and fiscal 2012 were 13-week quarters.

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

We plan to continue to expand our business in growing and sustainable markets, including South America, the Middle East, and Africa. In fiscal 2012 we commenced commercial production of our next generation solar cell with demonstrated efficiencies of up to 24%. In fiscal 2013 we announced the completion of the first commercial deployment of our SunPower® C-7 Tracker technology currently operating under a power purchase agreement and launched our SunPower X-Series Solar Panels, a new panel line for the residential market with demonstrated efficiencies of up to 21.5%.

Projects Sold / Under Contract

The table below presents significant construction and development projects sold or under contract as of September 29, 2013:

Project	Location	Size (MW)	Third Party Owner / Purchaser	Power Purchase Agreement(s)	Expected Completion of Revenue Recognition
Solar Star Projects	California	579	MidAmerican Energy Holdings Company	Southern California Edison	2016
California Valley Solar Ranch	California	250	NRG Solar, Inc.	PG&E	2014
Project Salvador[1]	Chile	68	Total S.A., Etrion Corporation, Solventus Energias Renovables	N/A	2015

[1]	The Company has entered into a Engineering, Procurement and Construction ("EPC") agreement and a long-term fixed price operations and maintenance ("O&M") agreement with the owners of Project Salvador.

As of September 29, 2013, an aggregate of over $2 billion of remaining revenue is expected to be recognized on projects reflected in the table above through the expected completion dates noted. Projects will be removed from the table above in the period in which substantially all of the revenue for such project has been recognized.

Projects with Executed Power Purchase Agreements - Not Sold / Not Under Contract

The table below presents significant construction and development projects with executed power purchase agreements, but not sold or under contract as of September 29, 2013:

Project	Location	Size (MW)	Power Purchase Agreement(s)	Expected Completion of Revenue Recognition
Henrietta Solar Project	California	100	PG&E	2016
Quinto Solar Project	California	110	Southern California Edison	2016

Our project pipeline extends beyond the projects represented in the tables above. Significant projects with development and milestone activities in progress will be excluded from the table above until an associated power purchase agreement has been executed.

Residential Leasing Program

In fiscal 2011, we launched our residential lease program with dealers in the United States, in partnership with a third-party financial institution, which allows customers to obtain SunPower systems under lease agreements up to 20 years, subject to financing availability. We have entered into multiple facilities with financial institutions that will provide financing to support additional residential solar lease projects. The program includes system maintenance and warranty coverage as well as an early buy-out option after six years or at any time when the lessees sell their home. Leases are classified as either operating or sales-type leases in accordance with the relevant accounting guidelines. We plan to continue to expand our customer finance programs in the United States as well as Europe.

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

Results of Operations

Revenue

	Three Months Ended			Nine Months Ended
(In thousands)	September 29, 2013	September 30, 2012	% Change	September 29, 2013	September 30, 2012	% Change
Americas	$442,091	$502,373	(12)%	$1,293,822	$1,176,148	10%
EMEA	120,712	88,547	36%	296,374	400,074	(26)%
APAC	94,317	58,028	63%	278,873	162,754	71%
Total revenue	$657,120	$648,948	1%	$1,869,069	$1,738,976	7%

Total Revenue:  Our total revenue increased 1% during the three months ended September 29, 2013 as compared to the three months ended September 30, 2012 primarily due to an overall increase in components sales generally made under long-term supply agreements. The increase was partially offset by a decrease in revenue from solar power systems primarily due to timing of revenue recognition on certain large-scale solar power systems involving real estate, as well as projects which were substantially completed during the interim period. During the three months ended September 29, 2013 we recognized revenue on 251.6 MW as compared to 210.0 MW in the three months ended September 30, 2012, which represents a volume increase of 20% period over period.

Our total revenue increased 7% during the nine months ended September 29, 2013 as compared to the nine months ended September 30, 2012 primarily driven by the commencement of revenue recognition on additional large, utility-scale power systems in North America as well as an overall increase in component sales generally made under long-term supply agreements. These increases were partially offset by lower project construction and development activities and related revenue in the EMEA region. During the nine months ended September 29, 2013 we recognized revenue on 701.2 MW as compared to 637.9 MW in the nine months ended September 30, 2012, which represents a volume increase of 10% period over period.

Concentrations: Sales outside the Americas Segment represented approximately 33% and 23% of total revenue recognized during the three months ended September 29, 2013 and September 30, 2012, respectively. The decrease in percentage of sales within the Americas Segment is driven by additional component sales within the APAC Segment, primarily in Japan, as well as expanded business activities outside of Europe, including the Middle East and Africa. Sales outside the Americas Segment represented approximately 31% and 32% of total revenue recognized during the nine months ended September 29, 2013 and September 30, 2012, respectively. The increase in percentage of sales within the Americas Segment was primarily due to the commencement of revenue recognition on additional large-scale utility projects in North America, coupled with lower project construction and development activities and related revenue in Europe due to reductions in government incentives and the resulting change in market demands. The increase was partially offset by additional component sales within the APAC Segment, primarily in Japan.

The table below represents our significant customers that accounted for greater than 10 percent of total revenue in each of the three months and nine months ended September 29, 2013 and September 30, 2012, respectively.

		Three Months Ended		Nine Months Ended
Revenue		September 29, 2013	September 30, 2012	September 29, 2013	September 30, 2012
Significant Customers:	Business Segment
NRG Solar, Inc.	Americas	*	46%	23%	32%
MidAmerican Energy Holdings Company	Americas	33%	*	21%	*

*	denotes less than 10% during the period

Americas Revenue: Americas revenue decreased 12% during the three months ended September 29, 2013 as compared to the three months ended September 30, 2012 primarily as a result of lower component sales within the region, coupled with timing of revenue recognition on certain large-scale development projects in North America, and projects which were substantially completed during the interim period.

Americas revenue increased 10% during the nine months ended September 29, 2013 as compared to the nine months ended September 30, 2012 primarily as a result of an increase in the number and size of the various utility-scale solar power systems, which includes revenue recognition on the 579 MW Solar Star Projects, formerly known as Antelope Valley Solar Projects, in California and the 250 MW California Valley Solar Ranch ("CVSR") project in San Luis Obispo County, California. This increase was partially offset by projects which were substantially completed during the interim period as well as a decrease in component sales within the region.

EMEA Revenue:  EMEA revenue increased 36% during the three months ended September 29, 2013 as compared to the three months ended September 30, 2012 due to an increase in utility-scale solar projects and related revenue, including revenue recognized on two solar power systems totaling 30 MW under construction in South Africa.

EMEA revenue decreased 26% during the nine months ended September 29, 2013 as compared to the nine months ended September 30, 2012 primarily due to lower project construction and development activities and related revenue in Europe due to changes in market demand resulting from reductions in European government incentives.

APAC Revenue: APAC revenue increased 63% and 71% during the three and nine months ended September 29, 2013, respectively, as compared to the three and nine months ended September 30, 2012 primarily driven by additional component sales in Japan, partially offset by declines in average selling prices.

Revenue recognized during the three and nine months ended September 29, 2013 and September 30, 2012 for each of the below categories was as follows:

	Three Months Ended			Nine Months Ended
(In thousands)	September 29, 2013	September 30, 2012	% Change	September 29, 2013	September 30, 2012	% Change
Solar power products	$223,952	$211,157	6%	$648,235	$764,942	(15)%
Solar power systems[1]	378,477	400,757	(6)%	1,083,002	886,755	22%
Residential leases	31,575	15,662	102%	95,498	50,302	90%
Other revenue[2]	23,116	21,372	8%	42,334	36,977	14%
	$657,120	$648,948	1%	$1,869,069	$1,738,976	7%

[1]	Solar power systems represents revenue recognized in connection with our construction and development contracts.

[2]
Other revenue includes revenue related to our solar power services and solutions, such as post-installation systems monitoring and maintenance in connection with construction contracts, and commercial PPA agreements.

Solar Power Products: We sell solar panels and balance of system components primarily to dealers, system integrators and distributors. Revenue related to such solar power products increased $12.8 million, or 6% in the three months ended September 29, 2013 as compared to the three months ended September 30, 2012 due to an overall increase in component sales made under long-term supply agreements, primarily within the APAC region, partially offset by a decrease in direct sales made through our global dealer network.

Revenue related to solar power products decreased $116.7 million, or 15%, in the nine months ended September 29, 2013 as compared to the nine months ended September 30, 2012 primarily as a result of a decrease in direct sales made through our global dealer network coupled with increased demand for solar power products available under our residential lease program. The decrease was partially offset by an overall increase in component sales made under long-term supply agreements primarily within the APAC region.

Solar Power Systems: We design, manufacture and sell high-performance solar power systems. Revenue related to construction contracts which do not involve real estate are recognized using the percentage-of-completion method. Revenue related to our development projects, which generally include the sale or lease of related real estate, are recognized using specific guidance for real estate sales. Revenue related to our solar power systems decreased $22.3 million, or 6%, in the three months ended September 29, 2013 as compared to the three months ended September 30, 2012. The decrease was primarily due to timing of revenue recognition on certain large-scale solar power systems involving real estate, as well as substantial completion of revenue recognition on other construction and development contracts during the period.

Revenue related to our solar power systems increased $196.2 million, or 22%, in the nine months ended September 29, 2013 as compared to the nine months ended September 30, 2012. The increase is primarily due to the commencement of revenue recognition on additional large utility-scale solar power systems involving real estate, including the 579 MW Solar Star Projects, formerly known as Antelope Valley Solar Projects. These increases were partially offset by the substantial completion of revenue recognition on other construction and development contracts during the period.

Residential Leases: In fiscal 2011 we launched our residential lease program with dealers in the United States, in partnership with third-party financial institutions, which allows customers to obtain SunPower systems under lease agreements up to 20 years. Leases are classified as either operating or sales-type leases in accordance with the relevant accounting guidelines. Revenue recognized in connection with our residential lease program increased $15.9 million and $45.2 million in the three and nine months ended September 29, 2013 as compared to the three and nine months ended September 30, 2012, respectively. The increase over both periods is primarily attributable to revenue recognized on additional leased solar power systems placed in service.

Cost of Revenue

	Three Months Ended			Nine Months Ended
(In thousands)	September 29, 2013	September 30, 2012	% Change	September 29, 2013	September 30, 2012	% Change
Americas	$306,024	$409,432	(25)%	$1,008,044	$978,062	3%
EMEA	100,605	111,622	(10)%	289,495	422,922	(32)%
APAC	57,261	47,121	22%	211,126	138,471	52%
Total cost of revenue	$463,890	$568,175	(18)%	$1,508,665	$1,539,455	(2)%
Total cost of revenue as a percentage of revenue	71%	88%		81%	89%
Total gross margin percentage	29%	12%		19%	11%

Total Cost of Revenue: Our total cost of revenue decreased $104.3 million, or 18%, in the three months ended September 29, 2013 as compared to the three months ended September 30, 2012 primarily as a result of the timing of revenue recognition for certain large-scale development projects in North America coupled with an overall decrease in material costs. A $52.0 million gain associated with the termination of a third-party supply contract in the third quarter of fiscal 2013 also contributed to the decrease (see Note 7 of our Notes to Condensed Consolidated Financial Statements).

Our total cost of revenue decreased $30.8 million, or 2%, in the nine months ended September 29, 2013 as compared to the nine months ended September 30, 2012 driven by an overall decrease in material costs as well as a $52.0 million gain associated with the termination of a third-party supply contract in the third quarter of fiscal 2013 (see Note 7 of our Notes to

Condensed Consolidated Financial Statements). The decrease was partially offset by an increase in the number and size of large-scale utility projects in North America.

Gross Margin

	Three Months Ended			Nine Months Ended
(In thousands)	September 29, 2013	September 30, 2012	Change	September 29, 2013	September 30, 2012	Change
Americas	31%	19%	12%	22%	17%	5%
EMEA	17%	(26)%	43%	2%	(6)%	8%
APAC	39%	19%	20%	24%	15%	9%

Americas Gross Margin: Gross margin for our Americas Segment increased 12 percentage points and 5 percentage points during the three and nine months ended September 29, 2013 as compared to the three and nine months ended September 30, 2012, respectively. Gross margin increased period over period as a result of: (i) favorable margins on large utility-scale solar power systems recognized during fiscal 2013; (ii) lower material costs; and (iii) a $25.6 million gain associated with the termination of a third-party supply contract in the third quarter of fiscal 2013.

EMEA Gross Margin: Gross margin for our EMEA Segment increased 43 percentage points and 8 percentage points during the three and nine months ended September 29, 2013 as compared to the three and nine months ended September 30, 2012 as a result of increased activity in utility-scale solar projects within the region, as well as a $9.4 million gain associated with the termination of a third-party supply contract in the third quarter of fiscal 2013.

APAC Gross Margin: Gross margin for our APAC Segment increased 20 percentage points and 9 percentage points during the three and nine months ended September 29, 2013 as compared to the three and nine months ended September 30, 2012, respectively, as a result of reductions in material and other costs at a rate greater than declines in average selling prices as well as a $17.0 million gain associated with the termination of a third-party supply contract in the third quarter of fiscal 2013.

Research and Development ("R&D")

	Three Months Ended			Nine Months Ended
(In thousands)	September 29, 2013	September 30, 2012	% Change	September 29, 2013	September 30, 2012	% Change
R&D Expense	$14,903	$14,956	—%	$41,108	$45,786	(10)%
As a percentage of revenue	2%	2%		2%	3%

R&D expense remained flat during the three months ended September 29, 2013 as compared to the three months ended September 30, 2012 primarily resulting from continued investment costs related to the improvement of our current manufacturing and solar cell technologies. R&D expense decreased $4.7 million, or 10%, in the nine months ended September 29, 2013 as compared to the nine months ended September 30, 2012 primarily driven by additional costs incurred during fiscal 2012 associated with the implementation of our manufacturing step reduction program included as part of our cost reduction roadmap, as well as $1.3 million of contributions from Total received in fiscal 2013 in connection with projects under the R&D Agreement (see Note 2 of our Notes to Condensed Consolidated Financial Statements).

Sales, General and Administrative ("SG&A")

	Three Months Ended			Nine Months Ended
(In thousands)	September 29, 2013	September 30, 2012	% Change	September 29, 2013	September 30, 2012	% Change
Total SG&A	$63,229	$69,714	(9)%	$195,356	$208,388	(6)%
As a percentage of revenue	10%	11%		10%	12%

SG&A expense decreased $6.5 million, or 9%, during the three months ended September 29, 2013 as compared to the three months ended September 30, 2012 primarily as a result of our cost-control strategy implemented in response to the changes in the European market and the resulting restructuring activities in fiscal 2012 as well as a decrease in acquisition and integration costs which were incurred during fiscal 2012 as a result of our acquisition Tenesol S.A in January 2012.

Additionally contributing to the decrease was a reduction in legal expenses as a result of the settlement of the securities class action lawsuit in the fourth quarter of fiscal 2012 (see Note 7 of our Notes to Condensed Consolidated Financial Statements).

SG&A expense decreased $13.0 million, or 6%, during the nine months ended September 29, 2013 as compared to the nine months ended September 30, 2012 primarily as a result of our cost-control strategy implemented in response to the changes in the European market and the resulting restructuring activities in fiscal 2012.

Restructuring Charges

	Three Months Ended			Nine Months Ended
(In thousands)	September 29, 2013	September 30, 2012	% Change	September 29, 2013	September 30, 2012	% Change
October 2012 Plan	$56	$—	100%	$(777)	$—	100%
Legacy Restructuring Plans	1,058	10,544	(90)%	2,482	61,189	(96)%
Restructuring charges	$1,114	$10,544	(89)%	$1,705	$61,189	(97)%
As a percentage of revenue	0%	2%		0%	4%

Total restructuring charges decreased 89% and 97% during the three and nine months ended September 29, 2013 as compared to the three and nine months ended September 30, 2012 due to the substantial completion of the activities associated with legacy restructuring plans approved in fiscal 2012 and 2011.

October 2012 Plan: On October 12, 2012, our Board of Directors approved a reorganization (the "October 2012 Plan") to accelerate operating cost reduction and improve overall operating efficiency. In connection with the October 2012 Plan, which is expected to be completed within the first half of fiscal 2014, we expect to eliminate approximately 900 positions primarily in the Philippines, representing approximately 15% of our global workforce. As a result, we expect to record restructuring charges totaling $30.0 million to $35.0 million, related to all segments. Such charges are composed of severance benefits, lease and related termination costs, and other associated costs. We expect greater than 90% of these charges to be cash.

Legacy Restructuring Plans: During fiscal 2012 and 2011, we implemented approved restructuring plans, related to all segments, to align with changes in the global solar market which included the consolidation of our Philippine manufacturing operations as well as actions to accelerate operating cost reduction and improve overall operating efficiency. These restructuring activities were substantially complete as of September 29, 2013. We expect to continue to incur restructuring costs as we revise previous estimates in connection with these plans. Revisions to estimates will primarily be due to changes in assumptions associated with lease and related termination costs.

See Note 6 of our Notes to Condensed Consolidated Financial Statements for further information regarding our restructuring plans.

Goodwill and Other Intangible Asset Impairment

	Three Months Ended			Nine Months Ended
(In thousands)	September 29, 2013	September 30, 2012	% Change	September 29, 2013	September 30, 2012	% Change
Goodwill impairment	$—	$46,734	n/a	$—	$46,734	n/a
Other intangible asset impairment	—	12,847	n/a	—	12,847	n/a
	$—	$59,581	n/a	$—	$59,581	n/a
As a percentage of revenue	0%	9%		0%	3%

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

See Note 3 of our Notes to Condensed Consolidated Financial Statements for further information regarding goodwill and other intangible asset impairment.

Other Income (Expense), Net

	Three Months Ended			Nine Months Ended
(In thousands)	September 29, 2013	September 30, 2012	% Change	September 29, 2013	September 30, 2012	% Change
Interest income	$258	$94	174%	$839	$762	10%
Interest expense	(28,861)	(25,834)	12%	(80,765)	(63,935)	26%
Gain on share lending arrangement	—	50,645	(100)%	—	50,645	(100)%
Other, net	(4,159)	594	(800)%	(11,972)	(4,984)	140%
Other income (expense), net	$(32,762)	$25,499	(228)%	$(91,898)	$(17,512)	425%
As a percentage of revenue	(5)%	4%		(5)%	(1)%

Other expense, net increased $58.3 million in the three months ended September 29, 2013 as compared to the three months ended September 30, 2012. The overall increase was primarily driven by (i) a $50.6 million gain recorded in the third quarter of fiscal 2012 related to the recovery of claims related to unreturned shares under our former share lending arrangement with Lehman Brothers International (Europe) Limited; (ii) a $4.9 million net unfavorable change in foreign exchange and derivatives resulting from expensing the time value of option contracts and forward points on forward exchange contracts of effective cash flow hedges; and (iii) a $3.0 million increase in interest expense primarily due to additional long-term financing arrangements outstanding during the period; offset by a decrease in other net expense of $0.2 million.

Other expense, net increased $74.4 million in the nine months ended September 29, 2013 as compared to the nine months ended September 30, 2012. The overall increase was primarily driven by (i) a $50.6 million gain recorded in the third quarter of fiscal 2012 related to the recovery of claims related to unreturned shares under our former share lending arrangement with Lehman Brothers International (Europe) Limited; (ii) a $16.8 million increase in interest expense primarily due to additional non-cash interest expense as a result of amortization expense recorded for warrants issued to Total in connection with the Liquidity Support Agreement as well as additional long-term financing arrangements outstanding during the period; (iii) a $8.9 million net unfavorable change in foreign exchange and derivatives resulting from expensing the time value of option contracts and forward points on forward exchange contracts of effective cash flow hedges; and (iv) $5.5 million in charges related to impairment of investments in unconsolidated investees. The above increase was partially offset by (i) a $6.9 million impairment charge recorded in the second quarter of fiscal 2012 as we determined current market and operating conditions indicated an inability to recover the carrying amount of one of our equity investments; and (ii) a decrease in other net expenses of $0.5 million.

Income Taxes

	Three Months Ended			Nine Months Ended
(In thousands)	September 29, 2013	September 30, 2012	% Change	September 29, 2013	September 30, 2012	% Change
Benefit from (provision for) income taxes	$4,575	$(593)	(872)%	$(2,920)	$(12,542)	(77)%
As a percentage of revenue	1%	—%		—%	(1)%

In the three and nine months ended September 29, 2013, our income tax benefit of $4.6 million and income tax provision of $2.9 million, respectively, on income before income taxes and equity in earnings of unconsolidated investees of $81.2 million and $30.3 million, respectively, was primarily due to projected tax expense in profitable foreign jurisdictions as well as minimum taxes and the recognition of a previously unrecognized tax benefit.

In the three and nine months ended September 30, 2012, our income tax provision of $0.6 million and $12.5 million, respectively, on a loss before income taxes and equity in earnings (loss) of unconsolidated investees of $48.5 million and $192.9 million, respectively, was primarily due to projected tax expense in profitable foreign jurisdictions and a change in the valuation allowance on deferred tax assets.

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

We record a valuation allowance to reduce our United States and French deferred tax assets to the amount that is more likely than not to be realized. In assessing the need for a valuation allowance, we consider historical levels of income, expectations and risks associated with the estimates of future taxable income and ongoing prudent and feasible tax planning strategies. In the event we determine that we would be able to realize additional deferred tax assets in the future in excess of the net recorded amount, or if we subsequently determine that realization of an amount previously recorded is unlikely, we would record an adjustment to the deferred tax asset valuation allowance, which would change income tax in the period of adjustment. As of September 29, 2013, we believe there is insufficient evidence to realize additional deferred tax assets in fiscal 2013.

Equity in Earnings (Loss) of Unconsolidated Investees

	Three Months Ended			Nine Months Ended
(In thousands)	September 29, 2013	September 30, 2012	% Change	September 29, 2013	September 30, 2012	% Change
Equity in earnings (loss) of unconsolidated investees	$1,585	$578	174%	$2,261	$(1,772)	(228)%
As a percentage of revenue	0.2%	0.1%		0.1%	(0.1)%

Our equity in earnings of unconsolidated investees increased $1.0 million and $4.0 million in the three and nine months ended September 29, 2013 as compared to the three and nine months ended September 30, 2012 and was primarily driven by increased activities at our joint venture, AUO SunPower Sdn. Bhd. ("AUOSP").

Net Income (Loss)

	Three Months Ended			Nine Months Ended
(In thousands)	September 29, 2013	September 30, 2012	% Change	September 29, 2013	September 30, 2012	% Change
Net income (loss)	$108,386	$(48,538)	(323)%	$73,255	$(207,249)	(135)%

Net income increased $156.9 million and moved from a net loss to a net income position in the three months ended September 29, 2013 as compared to the three months ended September 30, 2012. The increase in net income was primarily driven by: (i) a $112.5 million increase in gross margin due to an increase in the number and size of the various utility-scale solar power systems under construction in North America and timing of recognition, as well as a $52.0 million non-cash gain associated with the termination of a third-party supply contract in the third quarter of fiscal 2013 (see Note 7 of our Notes to Condensed Consolidated Financial Statements), and (ii) a $75.5 million decrease in operating expenses attributable to $59.6 million of goodwill and other intangible asset impairment recorded in the third quarter of fiscal 2012 and from our cost-control strategy implemented in response to the changes in the European market and resulting restructuring activities in fiscal 2012. These increases were partially offset by a $50.6 million gain recorded in the third quarter of fiscal 2012 related to the recovery of claims related to unreturned shares under our former share lending arrangement with LBIE following their bankruptcy.

Net income increased $280.5 million and moved from a net loss to a net income position in the nine months ended September 29, 2013 as compared to the nine months ended September 30, 2012. The increase in net income was driven by: (i) a $160.9 million increase in gross margin primarily due to an increase in the number and size of the various utility-scale solar power systems under construction in North America and timing of recognition as a $52.0 million non-cash gain associated with the termination of a third-party supply contract in the third quarter of fiscal 2013 (see Note 7 of our Notes to Condensed Consolidated Financial Statements), and (ii) a $136.8 million decrease in operating expenses primarily attributable to $59.6 million of goodwill and other intangible asset impairment recorded in the third quarter of fiscal 2012 and $61.2 million of restructuring charges incurred in fiscal 2012. These increases were partially offset by (i) a $50.6 million gain recorded in the third quarter of fiscal 2012 related to the recovery of claims related to unreturned shares under our former share lending arrangement with LBIE following their bankruptcy, and (ii) a $16.8 million increase in interest expense due to additional non-cash interest expense as a result of amortization expense recorded for warrants issued to Total in connection with the Liquidity Support Agreement as well as additional long-term financing arrangements outstanding during the period.

Information about other significant variances in our results of operations is described above.

Net Loss Attributable to Noncontrolling Interests

	Three Months Ended			Nine Months Ended
(In thousands)	September 29, 2013	September 30, 2012	% Change	September 29, 2013	September 30, 2012	% Change
Net loss attributable to noncontrolling interests	$21,004	$—	100%	$43,577	$—	100%

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

Liquidity and Capital Resources

Cash Flows

A summary of the sources and uses of cash and cash equivalents is as follows:

	Nine Months Ended
(In thousands)	September 29, 2013	September 30, 2012
Net cash provided by (used in) operating activities	$129,553	$(112,301)
Net cash used in investing activities	(93,882)	(118,961)
Net cash provided by (used in) financing activities	249,323	(115,017)

Operating Activities

Net cash provided by operating activities in the nine months ended September 29, 2013 was $129.6 million and was primarily the result of: (i) a net income of $29.7 million; (ii) a $107.4 million increase in accounts payable and other accrued liabilities (iii) a decrease of $48.4 million in prepaid expense and other assets primarily related to deferred costs associated with several large utility-scale solar projects under construction in North America; (iv) a $27.8 million increase in billings in excess of costs and estimated earnings; and (v) other net non-cash charges of $143.3 million primarily related to depreciation, non-cash interest charges, and stock based compensation, net with a non-cash gain of $52.0 million on contract termination. This was partially offset by: (i) a $80.7 million increase in inventory and project assets for construction of future and current projects primarily in North America; (ii) an increase in accounts receivable of $46.4 million; and (iii) an increase of $47.9 million in other operating assets, net of changes to operating liabilities.

Net cash used in operating activities in the nine months ended September 30, 2012 was $112.3 million and was primarily the result of: (i) a net loss of $207.2 million; (ii) increase in inventories and project assets of $152.0 million for construction of future and current projects primarily in North America; (iii) increases in prepaid expense and other assets of $35.4 million primarily related to deferred costs associated with the construction of the 250 MW California Valley Solar Ranch project as well as deferred costs associated with the build of systems under our residential leasing program; (iv) an increase in advance to suppliers of $30.0 million; and (v) an increase of $44.9 million in other operating liabilities, net of changes in operating assets. This was partially offset by (i) a decrease in accounts receivable of $124.9 million; (ii) a loss of $56.4 million on retirement of property, plant and equipment as a result of a restructuring plan; (iii) non-cash impairment changes of $8.9 million related to the write-down of third party inventory; (iv) non-cash impairment charges totaling $59.6 million associated with goodwill and other intangible asset impairment in the third quarter of fiscal 2012; an increase of $74.9 million in other operating assets, net of changes to operating liabilities; and (iv) other non-cash charges of $158.1 million primarily related to depreciation and amortization, stock based compensation, and non-cash interest charges, net with a $50.6 million gain in connection with our former share lending arrangement with Lehman Brothers International (Europe) Limited ("LBIE") which was classified as cash from financing activities.

Investing Activities

Net cash used in investing activities in the nine months ended September 29, 2013 was $93.9 million, which included: (i) $109.1 million related to costs associated with solar power systems leased and to be leased, as well as capital expenditures primarily associated with improvements to our current generation solar cell manufacturing technology; (ii) $99.9 million in purchases of marketable securities; (iii) $1.4 million paid for investments in unconsolidated investees. This was partially offset by (i) $100.9 million in proceeds from sales or maturities of marketable securities; (ii) $14.9 million of restricted cash released back to us due to expirations of fully cash-collateralized letter of credits under the September 2011 Letter of Credit Facility with Deutsche Bank Trust and transition of outstanding letter of credits into the August 2011 Deutsche Bank facility under which payment of obligations is uncollateralized and guaranteed by Total S.A; and (iii) $0.6 million in proceeds from the sale of equipment to a third-party.

Net cash used in investing activities in the nine months ended September 30, 2012 was $119.0 million which included: (i) $100.7 million in costs associated with solar power systems leased and to be leased; (ii) $79.0 million related to capital expenditures primarily associated with improvements to our current generation solar cell manufacturing technology, leasehold improvements associated with our San Jose, California office, and the build out of our new solar panel assembly facility in Mexicali, Mexico, and other projects; (iii) $10.0 million paid for investments in unconsolidated investees; and (iv) $1.4 million in purchases of marketable securities. This was partially offset by (i) $54.3 million of restricted cash released back to us due to expirations of fully cash-collateralized letters of credit under the September 2011 Letter of Credit Facility with Deutsche Bank Trust and transition of outstanding letters of credit into the August 2011 Deutsche Bank facility under which payment of obligations is guaranteed by Total S.A.; (ii) $17.4 million in proceeds from the sale of our equity interest in Woongjin Energy on the open market; and (iii) $0.4 million in proceeds from the sale of equipment to a third-party.

Financing Activities

Net cash provided by financing activities in the nine months ended September 29, 2013 was $249.3 million reflects: (i) $296.3 million of proceeds, net of issuance costs, from the issuance of our 0.75% debentures during the second quarter of fiscal 2013 ("the 0.75% debentures due 2018"); (ii) $68.2 million from project loans; (iii) $83.4 million of financing proceeds associated with our residential lease program; (iv) $73.4 million of contributions from noncontrolling interests; and (v) $40.8 million of proceeds associated with sale leaseback financing arrangements. This was partially offset by: (i) $290.1 million repayments of our outstanding borrowings primarily under the Credit Agricole revolving credit facility, project loans and other debt; (ii) $17.6 million in purchases of stock for tax withholding obligations on vested restricted stock; and (iii) $5.1 million in repayments of sale leaseback financing.

Net cash used in financing activities in the nine months ended September 30, 2012 of $115.0 million reflects: (i) $198.6 million paid to fully repurchase the outstanding 1.25% convertible debentures; (ii) $178.3 million of cash distributions in connection with the transfer of entities under common control; (iii) repayment of $126.4 million of our outstanding balance under the Credit Agricole revolving credit facility and capital lease obligations; and (iv) $5.4 million in purchases of stock for tax withholding obligations on vested restricted stock. This was partially offset by: (i) $163.6 million in proceeds from the sale of 18.6 million shares of our common stock to Total; (ii) drawdowns of $125.0 million under the Credit Agricole revolving credit facility; (iii) $50.6 million of proceeds from the recovery of a claim in connection with our former share lending arrangement with LBIE; (iv) $27.6 million from project loans; and (iv) $26.8 million of financing proceeds associated with our residential lease program.

Debt and Credit Sources

Convertible Debentures

As of September 29, 2013, an aggregate principal amount of $300.0 million of the 0.75% debentures due 2018 remain issued and outstanding. The 0.75% debentures due 2018 were issued on May 29, 2013. Interest on the 0.75% debentures due 2018 is payable on June 1 and December 1 of each year, beginning on December 1, 2013. Holders are able to exercise their right to convert the debentures at any time into shares of our common stock at an initial conversion price equal to $24.95 per share. The applicable conversion rate may be subject to adjustment in certain circumstances. The maximum number of shares of our common stock that may be issued through the conversion is 15,533,957, subject to anti-dilution and certain other adjustments. If not earlier converted, the 0.75% debentures due 2018 mature on June 1, 2018. Holders may require us to repurchase all or a portion of their 0.75% debentures due 2018, upon a fundamental change, as described in the governing agreement, at a cash repurchase price equal to 100% of the principal amount plus accrued and unpaid interest. If we undergo a non-stock change of control fundamental change, as described in the governing agreement, the 0.75% debentures due 2018 will be subject to redemption at our option, in whole but not in part, for a period of 30 calendar days following a repurchase date relating to the non-stock change of control fundamental change, at a cash redemption price equal to 100% of the principal amount plus accrued and unpaid interest. In the event of certain events of default, Wells Fargo, the trustee, or the holders of a specified amount of then-outstanding 0.75% debentures due 2018 will have the right to declare all amounts then outstanding due and payable.

As of both September 29, 2013 and December 30, 2012, an aggregate principal amount of $250.0 million of the 4.50% debentures remain issued and outstanding. Interest on the 4.50% debentures is payable on March 15 and September 15 of each year. The 4.50% debentures mature on March 15, 2015. The 4.50% debentures are convertible only into cash, and not into shares of our common stock (or any other securities). Prior to December 15, 2014, the 4.50% debentures are convertible only upon specified events and, thereafter, they will be convertible at any time, based on an initial conversion price of $22.53 per share of our common stock. The conversion price will be subject to adjustment in certain events, such as distributions of dividends or stock splits. Upon conversion, we will deliver an amount of cash calculated by reference to the price of our common stock over the applicable observation period. We may not redeem the 4.50% debentures prior to maturity. Holders may also require us to repurchase all or a portion of their 4.50% debentures upon a fundamental change, as defined in the debenture agreement, at a cash repurchase price equal to 100% of the principal amount plus accrued and unpaid interest. In the event of certain events of default, such as our failure to make certain payments or perform or observe certain obligations thereunder, Wells Fargo, the trustee, or holders of a specified amount of then-outstanding 4.50% debentures will have the right to declare all amounts then outstanding due and payable. Concurrent with the issuance of the 4.50% debentures, we entered into privately negotiated convertible debenture hedge transactions and warrant transactions which represent a call spread overlay with respect to the 4.50% debentures (the "CSO2015"), assuming full performance of the counterparties and 4.50% Warrants strike prices in excess of the conversion price of the 4.50% debentures.  Please see "Conversion of our outstanding 4.75% debentures, our warrants related to our outstanding 4.50% and 4.75% debentures, and future substantial issuances or dispositions of our common stock or other securities, could dilute ownership and earnings per share or cause the market price of our stock to decrease." in "Part I. Item 1A: Risk Factors" in our fiscal 2012 Form 10-K.

As of both September 29, 2013 and December 30, 2012, an aggregate principal amount of $230.0 million of the 4.75% senior convertible debentures ("4.75% debentures") remain issued and outstanding. Interest on the 4.75% debentures is payable on April 15 and October 15 of each year. Holders of the 4.75% debentures are able to exercise their right to convert the debentures at any time into shares of our common stock at a conversion price equal to $26.40 per share. The applicable conversion rate may adjust in certain circumstances, including upon a fundamental change, as defined in the indenture governing the 4.75% debentures. If not earlier converted, the 4.75% debentures mature on April 15, 2014. Holders may also require us to repurchase all or a portion of their 4.75% debentures upon a fundamental change at a cash repurchase price equal to 100% of the principal amount plus accrued and unpaid interest. In the event of certain events of default, such as our failure to make certain payments or perform or observe certain obligations thereunder, Wells Fargo, the trustee, or holders of a specified amount of then-outstanding 4.75% debentures will have the right to declare all amounts then outstanding due and payable. Concurrently with the issuance of the 4.75% debentures, we entered into certain convertible debenture hedge transactions (the "4.75% Bond Hedge") and warrant transactions (the "4.75% Warrants") with affiliates of certain of the underwriters of the 4.75% debentures.  Please see "Conversion of our outstanding and 4.75% debentures, our warrants related to our outstanding 4.50% and 4.75% debentures, and future substantial issuances or dispositions of our common stock or other securities, could dilute ownership and earnings per share or cause the market price of our stock to decrease." in "Part I. Item 1A: Risk Factors" in our fiscal 2012 Form 10-K.

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

As of September 29, 2013 and December 30, 2012, we had $62.5 million and $75.0 million, respectively, outstanding under the mortgage loan agreement. Additionally, in accordance with the terms of the mortgage loan agreement, we are required to establish a debt service reserve account which shall contain the amount, as determined by IFC, equal to the aggregate principal and interest due on the next succeeding interest payment date after such date.

As of September 29, 2013 and December 30, 2012, we had restricted cash and cash equivalents of $9.2 million and $6.4 million, respectively, related to the IFC debt service reserve.

Loan Agreement with California Enterprise Development Authority ("CEDA")

On December 29, 2010, we borrowed from CEDA the proceeds of the $30.0 million aggregate principal amount of CEDA's tax-exempt Recovery Zone Facility Revenue Bonds (SunPower Corporation - Headquarters Project) Series 2010 (the "Bonds") maturing April 1, 2031 under a loan agreement with CEDA. Certain of our obligations under the loan agreement were contained in a promissory note dated December 29, 2010 issued by us to CEDA, which assigned the promissory note, along with all right, title and interest in the loan agreement, to Wells Fargo, as trustee, with respect to the Bonds for the benefit of the holders of the Bonds. The Bonds initially bore interest at a variable interest rate (determined weekly), but in June 2011, at our option were converted into fixed-rate bonds at 8.50% per annum (which include covenants of, and other restrictions on, us). Additionally, in accordance with the terms of the loan agreement, we are required to keep all loan proceeds on deposit with Wells Fargo, the trustee, until funds are withdrawn by us for use in relation to the design and leasehold improvements of our new corporate headquarters in San Jose, California. As of both September 29, 2013 and December 30, 2012, we had restricted cash and cash equivalents of $3.0 million for design and leasehold improvements and debt service reserves under the CEDA loan agreement.

As of both September 29, 2013 and December 30, 2012, the $30.0 million aggregate principal amount of the Bonds was classified as "Long-term debt" in our Condensed Consolidated Balance Sheets.

July 2013 Revolving Credit Facility with Credit Agricole

On July 3, 2013, we entered into a revolving credit agreement with Credit Agricole, as administrative agent, and certain financial institutions, under which we may borrow up to $250.0 million until the earliest of: (i) July 3, 2016; (ii) December 31, 2014, if we have not repaid, exchanged or repurchased our outstanding 4.50% debentures due 2015 by September 30, 2014 and are not in compliance with certain liquidity requirements as of such date; and (iii) January 31, 2014, if the conditions precedent to the Restructuring (as defined below) have not been met or waived as of such date (the "Maturity Date"). The July 2013 revolving credit facility allows us to request increases to the available capacity of the revolving credit facility to an aggregate of $300.0 million, subject to the satisfaction of certain conditions. The July 2013 revolving credit facility includes representations, covenants, and events of default customary for financing transactions of this type. On or about January 31, 2014 (the “Restructuring Date”), (i) our obligations under the July 2013 revolving credit facility will become secured by a pledge of certain accounts receivable and inventory of the Company and certain of its subsidiaries, (ii) certain of our subsidiaries will enter into guaranties of the July 2013 revolving credit facility, and (iii) Total S.A.'s guarantee of the our obligations under the July 2013 revolving credit facility will expire (collectively, the “Restructuring”). Amounts borrowed may be repaid and reborrowed until the Maturity Date.

Prior to the Restructuring Date, we will be required to pay interest on outstanding borrowings under the facility of (a) with respect to any LIBOR rate loan, 0.60% plus the LIBOR rate divided by a percentage equal to one minus the stated maximum rate of all reserves required to be maintained against "Eurocurrency liabilities" as specified in Regulation D; (b) with respect to any alternative base rate loan, 0.25% plus the greater of (1) the prime rate, (2) the Federal funds rate plus 0.5%, and

(3) the one month LIBOR rate plus 1%; and (c) a commitment fee of 0.06% per annum on funds available for borrowing and not borrowed.

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

The July 2013 revolving credit facility was entered into in conjunction with the delivery by Total S.A. of a guarantee of our obligations under the related facility. We are required to pay Total S.A. an annual guarantee fee of 2.75% of the outstanding amount under the facility. The issuance of the guarantee, together with the termination of the similar $275.0 million guaranty of the September 2011 revolving credit facility, as described below, increases the capacity available under the Liquidity Support Facility by $25.0 million.

As of September 29, 2013, the Company had no outstanding borrowing under the July 2013 revolving credit facility.

September 2011 Revolving Credit Facility with Credit Agricole

On September 27, 2011, we entered into a revolving credit agreement with Credit Agricole, as administrative agent, and certain financial institutions, under which we were able to borrow up to $275.0 million until September 27, 2013. On December 24, 2012, we amended the facility to reflect Total S.A.'s guarantee of our obligations under the facility. The facility amendment extended the maturity date to January 31, 2014, reduced interest rates payable and removed certain financial and restrictive covenants. Subsequent to the amendment, we were required to pay interest on outstanding borrowings of (a) with respect to any LIBOR loan, 0.6% plus the LIBOR divided by a percentage equal to one minus the stated maximum rate of all reserves required to be maintained against "Eurocurrency liabilities" as specified in Regulation D; and (b) with respect to any alternative base loan, 0.25% plus the greater of (1) the prime rate, (2) the Federal Funds rate plus 0.5%, and (3) the one month LIBOR plus 1%, and a commitment fee equal to 0.06% per annum on funds available for borrowing and not borrowed.

On July 3, 2013, the Company terminated its September 2011 revolving credit facility subsequent to the establishment of the July 2013 revolving credit facility, as described above. There were no outstanding borrowings under the September 2011 revolving credit facility upon termination.

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

As of September 29, 2013, letters of credit issued under the August 2011 letter of credit facility with Deutsche Bank totaled $758.9 million.

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

As of September 29, 2013 letters of credit issued under the Deutsche Bank Trust facility amounted to $2.0 million which were fully collateralized with restricted cash as classified on the Condensed Consolidated Balance Sheets.

Liquidity

As of September 29, 2013, we had unrestricted cash and cash equivalents of $743.6 million as compared to $457.5 million as of December 30, 2012. Our cash balances are held in numerous locations throughout the world and as of September 29, 2013, we had approximately $247.6 million held outside of the United States. This offshore cash is used to fund operations of our EMEA and APAC business units as well as non-U.S. manufacturing operations, which require local payment for product materials and other expenses.  The amounts held outside of the United States represent the earnings of our foreign subsidiaries which, if repatriated to the United States under current law, would be subject to United States federal and state tax less applicable foreign tax credits. Repatriation of earnings that have not been subjected to U.S. or foreign withholding tax and which have been indefinitely reinvested outside the U.S. could result in additional United States federal income tax or foreign withholding tax payments in future years.

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

We expect total capital expenditures related to purchases of property, plant and equipment in the range of $45 million to $55 million in fiscal 2013 in order to improve our current and next generation solar cell manufacturing technology and other projects. In addition, we expect to invest a significant amount of capital to develop solar power systems and plants for sale to customers. The development of solar power plants can require long periods of time and substantial initial investments. Our efforts in this area may consist of all stages of development, including land acquisition, permitting, financing, construction, operation and the eventual sale of the projects. We often choose to bear the costs of such efforts prior to the final sale to a customer, which involves significant upfront investments of resources (including, for example, large transmission deposits or other payments, which may be non-refundable), land acquisition, permitting, legal and other costs, and in some cases the actual costs of constructing a project, in advance of the signing of PPAs and EPC contracts and the receipt of any revenue, much of which is not recognized for several additional months or years following contract signing. Any delays in disposition of one or more projects could have a negative impact on our liquidity.

Certain of our customers also require performance bonds issued by a bonding agency or letters of credit issued by financial institutions, which are returned to us upon satisfaction of contractual requirements. If there is a contractual dispute with the customer, the customer may withhold the security or make a draw under such security, which could have an adverse impact on our liquidity position. Obtaining letters of credit may require adequate collateral. All letters of credit issued under our August 2011 Deutsche Bank facility are guaranteed by Total S.A. pursuant to the Credit Support Agreement. Our letter of credit facility with Deutsche Bank Trust is fully collateralized by restricted cash, which reduces the amount of cash available for operations. As of September 29, 2013 letters of credit issued under the Deutsche Bank Trust facility amounted to $2.0 million which were fully collateralized with restricted cash on the Condensed Consolidated Balance Sheets.

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

We are party to an agreement with a customer to construct the California Valley Solar Ranch, a solar park. Part of the debt financing necessary for the customer to pay for the construction of this solar park is being provided by the Federal Financing Bank in reliance on a guarantee of repayment provided by the Department of Energy (the "DOE") under a loan guarantee program. On February 28, 2012, we entered into a Liquidity Support Agreement with Total S.A. and the DOE, and a series of related agreements with Total S.A. and Total, under which Total S.A. has agreed to provide us, or cause to be provided, additional liquidity under certain circumstances to a maximum amount of $600 million (the "Liquidity Support Facility"). Total S.A. is required to provide liquidity support to us under the facility, and we are required to accept such liquidity support from Total S.A., if either our actual or projected unrestricted cash, cash equivalents, and unused borrowing capacity are reduced below $100 million, or we fail to satisfy any financial covenant under our indebtedness. In either such event, subject to a $600 million aggregate limit, Total S.A. is required to provide us with sufficient liquidity support to increase the amount of our unrestricted cash, cash equivalents and unused borrowing capacity to above $100 million, and to restore compliance with our financial covenants. On July 3, 2013, Total S.A. provided a guarantee to our July 2013 revolving credit facility with Credit Agricole, which will expire on or about January 31, 2014. The capacity available under the Liquidity Support Facility was $350 million, subsequent to this guarantee. The Liquidity Support Facility is available until the completion of the solar park, expected to be completed in the beginning of fiscal 2014, and, under certain conditions, up to December 31, 2016, at which time all outstanding guarantees will expire and all outstanding debt under the facility will become due (except for the Total S.A. guarantee of our Credit Agricole facility which will expire on or about January 31, 2014).

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

As of September 29, 2013, $230 million of the 4.75% debentures have a maturity of less than 12 months and are classified as short term debt on our Condensed Consolidated Balance Sheets. We have $250 million available to us under our July 2013 revolving credit facility with Credit Agricole and may request increases to the available capacity of the revolving credit facility to an aggregate of $300.0 million, subject to the satisfaction of certain conditions. Proceeds from our July 2013 revolving credit facility with Credit Agricole may be used for general corporate purposes. We are evaluating options to repay or refinance such indebtedness during 2013 or 2014, but there are no assurances that we will have sufficient available cash to repay such indebtedness or we will be able to refinance such indebtedness on similar terms to the expiring indebtedness. If our capital resources are insufficient to satisfy our liquidity requirements, we may seek to sell additional equity securities or debt securities or obtain other debt financing, including under the Liquidity Support Facility. The current economic environment, however, could limit our ability to raise capital by issuing new equity or debt securities on acceptable terms, and lenders may be unwilling to lend funds on acceptable terms that would be required to supplement cash flows to support operations. The sale of additional equity securities or convertible debt securities, including under the Liquidity Support Agreement, would result in additional dilution to our stockholders (and potential for further dilution upon the exercise of warrants or the conversion of convertible debt issued under the Liquidity Support Facility) and may not be available on favorable terms or at all, particularly in light of the current conditions in the financial and credit markets. Additional debt would result in increased expenses and would likely impose new restrictive covenants which may be similar or different than those restrictions contained in the covenants under our current loan agreements and debentures. In addition, financing arrangements, including project financing for our solar power plants and letters of credit facilities, may not be available to us, or may not be available in amounts or on terms acceptable to us.

Contractual Obligations

The following summarizes our contractual obligations as of September 29, 2013:

		Payments Due by Period
(In thousands)	Total	2013 (remaining 3 months)	2014-2015	2016-2017	Beyond 2017
Convertible debt, including interest[1]	$812,817	$6,106	$501,267	$4,500	$300,944
IFC mortgage loan, including interest[2]	67,314	842	32,997	30,971	2,504
CEDA loan, including interest[3]	74,626	638	5,100	5,100	63,788
Other debt, including interest[4]	79,098	32,389	33,336	2,265	11,108
Future financing commitments[5]	243,890	147,120	96,770	—	—
Operating lease commitments[6]	147,423	6,085	29,768	26,184	85,386
Sale-leaseback financing[7]	39,229	2,361	4,524	4,421	27,923
Capital lease commitments[8]	6,716	259	2,068	1,940	2,449
Non-cancellable purchase orders[9]	249,019	249,019	—	—	—
Purchase commitments under agreements[10]	2,282,413	342,467	894,350	528,617	516,979
Total	$4,002,545	$787,286	$1,600,180	$603,998	$1,011,081

[1]
Convertible debt, including interest, relates to the aggregate of $780.1 million in outstanding principal amount of our senior convertible debentures on September 29, 2013. For the purpose of the table above, we assume that all holders of the outstanding debentures will hold the debentures through the date of maturity, and upon conversion, the values of the senior convertible debentures will be equal to the aggregate principal amount with no premiums.

[2]
IFC mortgage loan, including interest, relates to the $62.5 million borrowed as of September 29, 2013. Under the loan agreement, we are required to repay the amount borrowed, starting 2 years after the date of borrowing, in 10 equal semiannual installments over the following 5 years. Subsequent to a waiver received from IFC, we are required to pay interest of LIBOR plus 3% per annum on outstanding borrowings through January 5, 2013, LIBOR plus 4.25% per annum on outstanding borrowings from January 6, 2013 through September 30, 2013, LIBOR plus 5% per annum on outstanding borrowings from October 1, 2013 through January 5, 2014, and LIBOR plus 3% per annum on outstanding borrowings from January 6, 2014 through maturity. If we utilize the waiver for the fourth quarter of fiscal 2013, the fiscal 2013 rates would continue to apply in fiscal 2014. If we do not need to utilize the waiver, we are required to pay interest of LIBOR plus 3% per annum on outstanding borrowings; a front-end fee of 1% on the principal amount of borrowings at the time of borrowing; and a commitment fee of 0.5% per annum on funds available for borrowing and not borrowed.

[3]
CEDA loan, including interest, relates to the proceeds of the $30.0 million aggregate principal amount of the Bonds. The Bonds mature on April 1, 2031. On June 1, 2011 the Bonds were converted to bear interest at a fixed rate of 8.50% through maturity.

[4]	Other debt, including interest, primarily relates to long-term non-recourse project loans as described in Note 9 of Notes to the Condensed Consolidated Financial Statements.

[5]
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

[6]
Operating lease commitments primarily relate to certain solar power systems leased from unaffiliated third parties over minimum lease terms of up to 20 years and various lease agreements for our headquarters in San Jose, California, sales and support offices throughout the United States and Europe and a solar module facility in Mexicali, Mexico.

[7]
Sale-leaseback financing relates to future minimum lease obligations for solar power systems under sale-leaseback arrangements which were determined to include integral equipment and accounted for under the financing method.

[8]	Capital lease commitments primarily relate to certain buildings, manufacturing and equipment under capital leases in Europe for terms of up to 12 years.

[9]	Non-cancellable purchase orders relate to purchases of raw materials for inventory and manufacturing equipment from a variety of vendors.

[10]
Purchase commitments under agreements relate to arrangements entered into with several suppliers, including joint ventures, for polysilicon, ingots, wafers, solar cells and solar panels as well as agreements to purchase solar renewable energy certificates from solar installation owners. These agreements specify future quantities and pricing of products to be supplied by the vendors for periods up to 10 years and there are certain consequences, such as forfeiture of advanced deposits and liquidated damages relating to previous purchases, in the event that we terminate the arrangements.

Liabilities Associated with Uncertain Tax Positions

Due to the complexity and uncertainty associated with our tax positions, we cannot make a reasonably reliable estimate of the period in which cash settlement will be made for our liabilities associated with uncertain tax positions in other long-term liabilities. Therefore, they have been excluded from the table above. As of September 29, 2013, total liabilities associated with uncertain tax positions were $25.2 million and are included in "Other long-term liabilities" in our Condensed Consolidated Balance Sheets as they are not expected to be paid within the next twelve months.

Off-Balance-Sheet Arrangements

As of September 29, 2013, we did not have any significant off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Foreign Currency Exchange Risk

Our exposure to movements in foreign currency exchange rates is primarily related to sales to European customers that are denominated in Euros. Revenue generated from European customers represented 18% and 16% of our total revenue in the three and nine months ended September 29, 2013, respectively, and 14% and 23% of our total revenue during the three and nine months ended September 30, 2012, respectively. A 10% change in the Euro exchange rate would have impacted our revenue by approximately $12.1 million and $29.6 million in the three and nine months ended September 29, 2013, respectively, and $8.9 million and $40.0 million in the three and nine months ended September 30, 2012, respectively.

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

We currently conduct hedging activities which involve the use of option and forward currency contracts that are designed to address our exposure to changes in the foreign exchange rate between the U.S. dollar and other currencies. As of September 29, 2013, we had outstanding hedge option currency contracts and forward currency contracts with aggregate notional values of $138.2 million and $178.8 million, respectively. As of December 30, 2012, we held option and forward contracts totaling $71.0 million and $148.2 million, respectively, in notional value. Because we hedge some of our expected future foreign exchange exposure, if associated revenues do not materialize we could experience a reclassification of ineffective gains or losses into earnings. Such a reclassification could adversely impact our revenue, margins and results of operations. We cannot predict the impact of future exchange rate fluctuations on our business and operating results.

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

We enter into agreements with vendors that specify future quantities and pricing of polysilicon to be supplied for periods up to 10 years. Under certain agreements, we are required to make prepayments to the vendors over the terms of the arrangements. As of September 29, 2013 and December 30, 2012, advances to suppliers totaled $365.1 million and $351.4 million, respectively. Two suppliers accounted for approximately 75% and 24% of total advances to suppliers as of September 29, 2013, and approximately 76% and 23% of total advances to suppliers as of December 30, 2012. We may be unable to recover such prepayments if the credit conditions of these suppliers materially deteriorate.

We enter into foreign currency derivative contracts and convertible debenture hedge transactions with high-quality financial institutions and limit the amount of credit exposure to any single counterparty. The foreign currency derivative contracts are limited to a time period of 15 months or less. We regularly evaluate the credit standing of our counterparty financial institutions.

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

Our interest expense would increase to the extent interest rates rise in connection with our variable interest rate borrowings. As of September 29, 2013, the outstanding principal balance of our variable interest borrowings was $62.5 million. We do not believe that an immediate 10% increase in interest rates would have a material effect on our financial statements. In addition, lower interest rates have an adverse impact on our interest income. Our investment portfolio primarily consists of $308.0 million in money market funds as of September 29, 2013 which exposes us to interest rate risk. Due to the relatively short-term nature of our investment portfolio, we do not believe that an immediate 10% increase in interest rates would have a material effect on the fair market value of our money market funds. Since we believe we have the ability to liquidate substantially all of this portfolio, we do not expect our operating results or cash flows to be materially affected to any significant degree by a sudden change in market interest rates on our investment portfolio.

Equity Price Risk involving Minority Investments in Joint Ventures and Other Non-Public Companies

Our investments held in joint ventures and other non-public companies expose us to equity price risk. As of September 29, 2013 and December 30, 2012, investments of $113.8 million and $111.5 million, respectively, are accounted for using the equity method, and $12.4 million and $14.9 million, respectively, are accounted for using the cost method. These strategic investments in third parties are subject to risk of changes in market value, which if determined to be other-than-temporary, could result in realized impairment losses. We generally do not attempt to reduce or eliminate our market exposure in equity and cost method investments. We monitor these investments for impairment and record reductions in the carrying values when necessary. Circumstances that indicate an other-than-temporary decline include the valuation ascribed to the issuing company in subsequent financing rounds, decreases in quoted market prices and declines in operations of the issuer. There can be no assurance that our equity and cost method investments will not face risks of loss in the future.

Interest Rate Risk and Market Price Risk Involving Convertible Debt

The fair market value of our outstanding convertible debentures is subject to interest rate risk, market price risk and other factors due to the convertible feature of the debentures. The fair market value of the debentures will generally increase as interest rates fall and decrease as interest rates rise. In addition, the fair market value of the debentures will generally increase as the market price of our common stock increases and decrease as the market price of our common stock falls. The interest and market value changes affect the fair market value of the debentures, but do not impact our financial position, cash flows or results of operations due to the fixed nature of the debt obligations, except to the extent increases in the value of our common stock may provide the holders of our 4.50% debentures due 2015, and/or 0.75% debentures due 2015 the right to convert such debentures into cash in certain instances. The aggregate estimated fair value of our outstanding convertible debentures was $946.3 million as of September 29, 2013. The aggregate estimated fair value of our outstanding convertible debentures was $447.8 million as of December 30, 2012. Estimated fair values are based on quoted market prices as reported by an independent pricing source. A 10% increase in quoted market prices would increase the estimated fair value of our then-outstanding debentures to $1,041.0 million and $492.6 million as of September 29, 2013 and December 30, 2012, respectively, and a 10% decrease in the quoted market prices would decrease the estimated fair value of our then-outstanding debentures to $851.7 million and $403.0 million as of September 29, 2013 and December 30, 2012, respectively.

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

Based on their evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of September 29, 2013 at a reasonable assurance level.

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

We currently have a significant amount of debt and debt service requirements. As of September 29, 2013, we have approximately $921.4 million of outstanding debt for borrowed money.

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

Any of the above-listed factors could have an adverse effect on our business, financial condition and results of operations and our ability to meet our payment obligations under our debentures and our other debt or cause us to be unable to meet our planned expansion or generate operating results at the levels we have publicly forecast. In addition, we also have significant contractual commitments for the purchase of polysilicon, some of which involve prepayments, and we may enter into additional, similar long-term supply agreements in the future. Further, if the holders of our outstanding 4.50% debentures due 2015 are entitled to, and do, convert their debentures, the principal amount must be settled in cash. These commitments, the enforcement of certain prepayment obligations under the agreements by our suppliers and future conversions could materially and adversely affect our liquidity and our ability to meet our payment obligations under our debt.

Our ability to meet our payment and other obligations under our debt instruments depends on our ability to generate significant cash flow in the future, which, to some extent, is subject to general economic, financial, competitive, legislative and regulatory factors as well as other factors that are beyond our control. We cannot assure you that our business will generate cash flow from operations, or that future borrowings will be available to us under our existing or any future credit facilities or otherwise, in an amount sufficient to enable us to meet our payment obligations under our debentures and our other debt and to fund other liquidity needs. If we are not able to generate sufficient cash flow to service our debt obligations, we may need to refinance or restructure our debt, including our debentures, sell assets, reduce or delay capital investments, or seek to raise additional capital. If we are unable to implement one or more of these alternatives, we may not be able to meet our payment obligations under our debentures and our other debt and other obligations.

Our debentures are effectively subordinated to our existing and any future secured indebtedness and structurally subordinated to existing and future liabilities and other indebtedness of our current and any future subsidiaries.

Our debentures are general, unsecured obligations and rank equally in right of payment with all of our existing and any future unsubordinated, unsecured indebtedness. Our debentures are effectively subordinated to our existing and any future secured indebtedness we may have, including $62.5 million in principal amount of loan proceeds from the International Finance Corporation, to the extent of the value of the assets securing such indebtedness, and structurally subordinated to our existing and any future liabilities and other indebtedness of our subsidiaries. These liabilities may include indebtedness, trade payables, guarantees, lease obligations and letter of credit obligations. Our debentures do not restrict us or our current or any future subsidiaries from incurring indebtedness, including senior secured indebtedness, in the future, nor do they limit the amount of indebtedness we can issue that is equal in right of payment.

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

Period	Total Number of Shares Purchased[1]	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Publicly Announced Plans or Programs
July 1, 2013 through July 28, 2013	427	$24.62	—	—
July 29, 2013 through August 25, 2013	49,141	$22.04	—	—
August 26, 2013 through September 29, 2013	14,174	$21.69	—	—
	63,742	$21.98	—	—

[1]	The shares purchased represent shares surrendered to satisfy tax withholding obligations in connection with the vesting of restricted stock issued to employees.

ITEM 6: EXHIBITS

EXHIBIT INDEX
Exhibit Number	Description
10.1*†	Revolving Credit Agreement, dated July 3, 2013 by and among SunPower Corporation and Credit Agricole Corporate and Investment Bank, and the financial institutions party thereto.
31.1*	Certification by Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a).
31.2*	Certification by Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a).
32.1*	Certification Furnished Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*+	XBRL Instance Document.
101.SCH*+	XBRL Taxonomy Schema Document.
101.CAL*+	XBRL Taxonomy Calculation Linkbase Document.
101.LAB*+	XBRL Taxonomy Label Linkbase Document.
101.PRE*+	XBRL Taxonomy Presentation Linkbase Document.
101.DEF*+	XBRL Taxonomy Definition Linkbase Document.

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

SUNPOWER CORPORATION

Dated: October 31, 2013	By:	/s/ CHARLES D. BOYNTON

Charles D. Boynton
Executive Vice President and
Chief Financial Officer

Index to Exhibits

Exhibit Number	Description
10.1*†	Revolving Credit Agreement, dated July 3, 2013 by and among SunPower Corporation and Credit Agricole Corporate and Investment Bank, and the financial institutions party thereto.
31.1*	Certification by Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a).
31.2*	Certification by Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a).
32.1*	Certification Furnished Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*+	XBRL Instance Document.
101.SCH*+	XBRL Taxonomy Schema Document.
101.CAL*+	XBRL Taxonomy Calculation Linkbase Document.
101.LAB*+	XBRL Taxonomy Label Linkbase Document.
101.PRE*+	XBRL Taxonomy Presentation Linkbase Document.
101.DEF*+	XBRL Taxonomy Definition Linkbase Document.

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